Form 10-K
period 2015-12-31
HANCOCK HOLDING CO
filed 2016-02-26
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-13089

Hancock Holding Company

(Exact name of registrant as specified in its charter)

Mississippi	64-0693170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

One Hancock Plaza, 2510 14th Street, Gulfport, Mississippi	39501	(228) 868-4727
(Address of principal executive offices)	(Zip Code)	Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of Exchange on Which Registered)
COMMON STOCK, $3.33 PAR VALUE	The NASDAQ Stock Market, LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 20, 2016 was $2.5 billion based upon the closing market price on NASDAQ on June 30, 2015. For purposes of this calculation only, shares held by nonaffiliates are deemed to consist of (a) shares held by all shareholders other than directors and executive officers of the registrant plus (b) shares held by directors and officers as to which beneficial ownership has been disclaimed.

On January 31, 2016, the registrant had 77,496,907 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our annual meeting of shareholders to be filed with the Securities and Exchange Commission (“SEC” or “The Commission”) are incorporated by reference into Part III of this Report.

Hancock Holding Company

Form 10-K

PART I

ITEM 1.	BUSINESS

ORGANIZATION AND RECENT DEVELOPMENTS

Hancock Holding Company (which we refer to as “Hancock” or the “Company”) is a financial services company that provides a comprehensive network of full-service financial choices to the Gulf South region through its bank subsidiary, Whitney Bank (the “Bank”), a Mississippi state bank. Whitney Bank operates under two century-old brands: “Hancock Bank” in Mississippi, Alabama and Florida and “Whitney Bank” in Louisiana and Texas. Whitney Bank also operates a loan production office in Nashville, Tennessee under both the Hancock and Whitney Bank brands.

Hancock was organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended. In 2002, the Company qualified as a financial holding company giving it broader powers. The corporate headquarters of the Company is in Gulfport, Mississippi.

Historically, our growth was primarily through internal branch expansions into areas of population that were not served by a dominant financial institution and through several small acquisitions. In 2009, we acquired the assets and assumed the liabilities of Panama City, Florida based Peoples First Community Bank (Peoples First) in a transaction with financial assistance from the Federal Deposit Insurance Corporation (FDIC) adding approximately $2 billion in assets. In 2011, we acquired all of the common stock of Whitney Holding Corporation (Whitney), a bank holding company based in New Orleans, adding $11.7 billion in assets, $6.5 billion in loans, and $9.2 billion in deposits. Our growth since the Whitney acquisition has been organic through the expansion of products that are targeted across the Company’s footprint. In the fourth quarter of 2015, we opened a loan production office in Nashville, Tennessee, further expanding our lending footprint.

At December 31, 2015, our balance sheet has grown to $22.8 billion, with loans totaling $15.7 billion, deposits totaling $18.3 billion and 3,921 employees on a full-time equivalent basis.

NATURE OF BUSINESS AND MARKETS

The Bank operates across the Gulf South region comprised of southern Mississippi; southern and central Alabama; southern Louisiana; the northern, central, and panhandle regions of Florida; Houston, Texas; and Nashville, Tennessee. The Bank offers a broad range of traditional and online community banking services to commercial, small business and retail customers, providing a variety of transaction and savings deposit products, treasury management services, investment brokerage services, secured and unsecured loan products (including revolving credit facilities), and letters of credit and similar financial guarantees. The Bank also provides trust and investment management services to retirement plans, corporations and individuals.

We also offer other services through nonbank subsidiaries. Hancock Investment Services, Inc. provides discount investment brokerage services, annuity products, and life insurance. Harrison Finance Company provides consumer financing services. We also have several special purpose subsidiaries to facilitate investment in new market tax credit activities and others that operate and sell certain foreclosed assets. Total revenue from nonbank subsidiaries accounted for less than ten percent of our consolidated revenue in 2015.

In April, 2014, Hancock sold its property and casualty and group benefits lines of business that had been housed within its subsidiary insurance agencies. Hancock established a referral program through which the Bank can continue to arrange these services for our clients. Although the lines of business divested represented approximately half of the Company’s 2013 insurance revenue, their sale did not have a material impact on operating results.

During the fourth quarter of 2015, Hancock opened a loan production office in Nashville, Tennessee and purchased approximately $185 million of healthcare loans. This transaction supports our initiative to continue diversifying our loan portfolio, in addition to capitalizing on opportunities to expand our participation in the healthcare sector across our Gulf South footprint.

Our operating strategy is to provide customers with the financial sophistication and range of products of a regional bank, while successfully retaining the commercial appeal and level of service of a community bank. Hancock’s size and scale enables us to attract and retain high quality employees, whom we refer to as associates, who are focused on executing this strategy.

The main industries in the Gulf Coast are energy and related service industries, military and government-related facilities, educational and medical complexes, petrochemical industries, port facility activities and transportation and related industries, tourism and related service industries, and the gaming industry. As a result of stress in the energy sector, we are working to reduce our overall concentration in that industry while continuing to grow in other areas, creating a more diversified portfolio.

Our priorities are growing core revenue in our existing markets, controlling expenses, and managing through the challenges of today’s energy cycle. We have invested in promoting new and enhanced products that contribute to the goal of diversifying our sources of revenue and increasing core deposit funding. We will continue to evaluate future acquisition opportunities that have the potential to increase shareholder value, provided overall economic conditions and our capital levels support such a transaction. We remain focused on maintaining two hallmarks of our past culture: a strong balance sheet and a commitment to excellent credit quality.

Additional information is available at www.hancockbank.com and www.whitneybank.com at the link titled Investor Relations.

Loan Production, Underwriting Standards and Credit Review

The Bank’s primary lending focus is to provide commercial, consumer and real estate loans to consumers, to small and middle market businesses, and to corporate clients in the markets served by the Bank. We seek to provide quality loan products that are attractive to the borrower and profitable to the Bank and to corporate clients that may have a broader service area. We look to build strong, profitable client relationships over time and maintain a strong presence and position of influence in the communities we serve. Through our relationship-based approach we have developed a deep knowledge of our customers and the markets in which they operate. The Company continually works to improve the consistency of its lending processes across our banking footprint, to strengthen the underwriting criteria we employ to evaluate new loans and loan renewals, and to diversify our loan portfolio in terms of type, industry and geographical concentration. We believe that these measures better position the Bank to meet the credit needs of businesses and consumers in the markets it serves while it pursues a balanced strategy of loan profitability, loan growth and loan quality.

The following describes the underwriting procedures of the lending function and presents our principal categories of loans. The results of our lending activities and the relative risk of the loan portfolio are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Bank has a set of loan policies, underwriting standards and key underwriting functions designed to achieve a consistent approach. Our underwriting standards address:

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

Additionally, we consistently monitor our loan concentration policy to review limits and manage our exposures within specified concentration tolerances, including those to particular borrowers, foreign entities, industries, and property types for commercial real estate. This policy calls for portfolio risk management and reporting, the monitoring of large borrower concentration limits and systematic tracking of large commercial loans and our portfolio mix. We continually monitor our concentration of commercial real estate and energy-related loans to ensure the mix is consistent with our risk tolerance. The Company defines concentration as the total of funded and unfunded commitments (excluding loans acquired in the People’s First transaction covered under loss-sharing agreements with the FDIC) as a percentage of total Bank capital (as defined for risk-based capital ratios). The Company had the following commercial portfolio segment concentrations (shown as a percentage of risk-based capital) as of December 31, 2015:

Commercial Portfolio Segment Concentrations

•	Commercial and Industrial — 494%

•	Owner Occupied Real Estate — 112%

•	Non-owner occupied commercial real estate (CRE) — 150%

The following details the more significant industry concentrations included above (shown as a percentage of risk-based capital) as of December 31, 2015:

Significant Industry Concentrations

•	Mining, Oil and Gas — 106%

•	Manufacturing — 54%

•	Healthcare — 49%

•	Commercial Real Estate — 47%

•	Construction — 41%

•	Retail Trade — 39%

•	Wholesale Trade — 37%

•	Finance and Insurance — 35%

•	Transportation and Warehousing — 29%

•	Government, Public Administration — 27%

•	Professional, Scientific, and Technology Services — 25%

Our underwriting process is structured to require oversight that is proportional to the size and complexity of the lending relationship. We delegate designated regional managers, relationship managers, and credit officers loan authority that can be utilized to approve credit commitments for a single borrowing relationship. The limit of delegated authority is based upon the experience, skill, and training of the relationship manager or credit officer. Certain types and size of loans and relationships must be approved by either one of the Bank’s centralized underwriting units or the Bank’s executive loan committee.

Loans are underwritten in accordance with the underwriting standards and loan policies of the Bank. Loans are underwritten primarily on the basis of the borrower’s ability to make debt service payments timely, and secondarily on collateral value. Generally, real estate secured loans and mortgage loans are made when the borrower produces evidence of the ability to make debt service timely along with appropriate equity investment in the property. Appropriate and regulatory compliant third party valuations are required at the time of origination for real estate secured loans.

Loan portfolio data is presented as either originated, acquired, or FDIC acquired loans because these segments use different accounting and allowance methodologies. Within these categories, we have commercial, residential mortgage and consumer loans. Loans reported as “originated” include both loans originated for investment and acquired-performing loans where the discount (premium) has been fully amortized (accreted). Loans reported as “acquired” are those purchased in the Whitney acquisition on June 4, 2011. Loans reported as “FDIC acquired” are those purchased in the December 2009 acquisition of Peoples First, and are covered by loss share agreements between the FDIC and the Company for a stipulated period during which the Company is afforded significant protection against loan losses. The loss share agreement on the non-single family portfolio expired on December 31, 2014 and the loss share agreement on the single family portfolio expires on December 31, 2019.

Commercial

The Bank offers a variety of commercial loan services to a diversified customer base over a range of industries, including energy, wholesale and retail trade in various durable and nondurable products, manufacturing of such products, marine transportation and maritime construction, financial and professional services, healthcare services, and agricultural production. Commercial loans are categorized as commercial non-real estate, construction and land development, and commercial real estate loans.

Commercial non-real estate loans, both secured and unsecured, are made available to businesses for working capital (including financing of inventory and receivables), business expansion, and the purchase of equipment and machinery, including equipment leasing. These loans are primarily made based on the identified cash flows of the borrower and, if secured, on the underlying collateral. Most commercial non-real estate loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and may incorporate a personal or corporate guarantee; however, some short-term loans may be made on an unsecured basis, including a small portfolio of corporate credit cards, generally issued as a part of overall customer relationships. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

The commercial non-real estate loan portfolio includes the majority of our energy-based lending, totaling $1.6 billion, or 10%, of the total loan portfolio at December 31, 2015. The Company’s energy portfolio is diversified across a number of industries, including exploration and production as well as related support services. Industry conditions reflect elevated risk, so we are actively monitoring the health of this segment of the portfolio and working towards reducing overall concentration.

The Bank makes construction and land development loans to builders and real estate developers for the acquisition, development and construction of business and residential-purpose properties. Acquisition and development loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of real estate absorption and lease rates, and financial analysis of the developers and property owners. Construction loans are generally based upon cost estimates, the amount of sponsor equity investment, and the projected value of the completed project. The Bank monitors the construction process to mitigate or identify risks as they arise. Construction loans often involve the disbursement of substantial funds with repayment largely dependent on the success of the ultimate project. Sources of repayment for these types of construction loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property, or an interim loan commitment from the Bank until permanent financing is obtained. These loans are typically closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions, and the availability of long-term financing to take out the construction loan. The Bank also makes owner occupied loans for the acquisition, development and improvements of real property to commercial customers to be used in their business operations. These loans are underwritten subject to normal commercial and industrial credit standards and are generally subject to project tracking processes, similar to those required for the non-owner occupied loans.

Commercial real estate loans consist of commercial mortgages on both income-producing and owner-occupied properties. Over the course of the past few years, we have executed a strategy to increase the proportion of loans secured by owner-occupied properties and reduce reliance on speculative real estate projects. Loans secured by income-producing properties are viewed primarily as cash flow loans and undergo the analysis and underwriting process of a commercial and industrial loan, as well as that of a real estate loan. Repayment of non-owner occupied loans is generally dependent on the successful operation of the income-producing property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Bank’s commercial real estate portfolios are diverse in terms of type and geographic location. We monitor and evaluate commercial real estate loans based on collateral, geography and risk grade criteria. Many of the markets within the footprint have shown signs of stability in values over the past 12 months. However, past experience has shown that commercial real estate conditions can be volatile, so we actively monitor this segment of the portfolio.

Residential Mortgage

A portion of the Bank’s lending activities consists of the origination of both fixed-rate and adjustable-rate home loans, although we sell most longer term fixed-rate loans that we originate in the secondary mortgage market on a best-efforts basis. The sale of fixed-rate mortgage loans allows the Bank to manage the interest rate risks related to such lending operations.

Consumer

Consumer loans include second mortgage home loans, home equity lines of credit and non-residential consumer purpose loans. Non-residential consumer loans include both direct and indirect loans. Direct non-residential consumer loans are made to finance the purchase of personal property, including automobiles, recreational vehicles and boats, and for other personal purposes (secured and unsecured), and deposit account secured loans. An indirect non-residential loan is automobile financing provided to the consumer through an agreement with automobile dealerships. Consumer loans are attractive because they typically are relatively low balance loans with shorter maturities and produce a higher overall yield. The Bank also has a small portfolio of credit card receivables issued on the basis of applications received through referrals from the Bank’s branches and other marketing efforts. The Bank approves consumer loans based on income and financial information submitted by prospective borrowers as well as credit reports collected from various credit agencies. Financial stability and credit history of the borrower are the primary factors the Bank considers in granting such loans. The availability of collateral is also a factor considered in making such loans. Preference is also given to borrowers in the Bank’s primary market areas.

A small consumer finance portfolio is maintained by Harrison Finance Company, one of our nonbank subsidiaries. The portfolio has a higher credit risk profile than the Bank’s consumer portfolio, but carries a higher yield.

Securities Portfolio

Our investment portfolio primarily consists of U.S. agency debt securities, U.S. agency mortgage-related securities and obligations of states and municipalities classified as available for sale and held to maturity. The

Company considers the available for sale portfolio as one of its many sources of liquidity available to fund our operations. Investments are made in accordance with an investment policy approved by the Board Risk Committee. The investment portfolio is tested under multiple stressed interest rate scenarios, the results of which are used to manage our interest rate risk position. The rate scenarios include regulatory and management agreed upon instantaneous and ramped rate movements that may be up to plus 500 basis points. The combined portfolio has a target effective duration of two to five. The effective duration provides a measure of the Company’s portfolio price sensitivity to a 100 basis point change in interest rates.

We also utilize a significant portion of the securities portfolio to secure certain deposits and other liabilities requiring collateralization. However, to maintain an adequate level of liquidity, we limit the percentage of securities that can be pledged in order to keep a portion of securities available for sale. The securities portfolio can also be pledged to increase our line of credit availability at the Federal Home Loan Bank (FHLB) of Dallas, although we have not had to do so.

The investments subcommittee of the asset/liability committee (ALCO) is responsible for oversight and monitoring and the management of the investment portfolio. The investments subcommittee is also responsible for the development of investment strategies for the consideration and approval of ALCO. Final authority and responsibility for all aspects of the conduct of investment activities rests with the Board Risk Committee, all in accordance with the overall guidance and limitations of the investment policy. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Enterprise Risk Management” for further discussion.

Deposits

The Bank has several programs designed to attract deposit accounts from consumers and businesses at interest rates generally consistent with market conditions. Deposits are the most significant funding source for the Company’s interest-earning assets. Deposits are attracted principally from clients within our retail branch network through the offering of a broad array of deposit products to individuals and businesses, including noninterest-bearing demand deposit accounts, interest-bearing transaction accounts, savings accounts, money market deposit accounts, and time deposit accounts. Terms vary among deposit products with respect to commitment periods, minimum balances, and applicable fees. Interest paid on deposits represents the largest component of our interest expense. Interest rates offered on interest-bearing deposits are determined based on a number of factors, including, but not limited to, (1) interest rates offered in local markets by competitors, (2) current and expected economic conditions, (3) anticipated future interest rates, (4) the expected amount and timing of funding needs, and (5) the availability and cost of alternative funding sources. Deposit flows are controlled by the Bank primarily through pricing, and to a lesser extent, through promotional activities. Management believes that the rates that it offers on deposit accounts are generally competitive with other financial institutions in the Bank’s respective market areas. Client deposits are attractive sources of funding because of their stability and low relative cost. Deposits are regarded as an important part of the overall client relationship and provide opportunities to cross-sell other bank services.

The Bank also holds deposits of public entities. The Bank’s strategy for acquiring public funds, as with any type of deposit, is determined by ALCO’s funding and liquidity subcommittee while pricing decisions are determined by ALCO’s deposit pricing subcommittee. Typically, many public fund deposits are allocated based upon the rate of interest offered and the ability of a bank to provide collateralization. The Bank can influence the level of its public fund deposits through pricing decisions. Public deposits typically require the pledging of collateral, most commonly marketable securities. This is taken into account when determining the level of interest to be paid on public deposits. The pledging of collateral, monitoring and management reporting represents additional operational requirements for the Bank. Public fund deposits are more volatile because they tend to be price sensitive and have high balances. Public funds are only one of many possible sources of liquidity that the Bank has available to draw upon as part of its liquidity funding strategy as set by ALCO.

Total deposits at December 31, 2015 included $361 million of brokered deposits, or less than 2% of total deposits. Brokered deposits represent funds which the Bank obtains through deposit brokers who sell participations in a given bank deposit account or instrument to one or more investors. These brokered deposits are fully insured by the FDIC because they are participated out by the deposit broker in shares of $250,000 or less. These brokered deposits issuances were approved by ALCO as one component of its funding strategy to support ongoing asset growth until such time as customer deposit growth ultimately replaces the brokered deposits. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), we may continue to accept brokered deposits as long as we are either “well-capitalized” or “adequately-capitalized”.

Trust Services

The Bank, through its trust department, offers a full range of trust services on a fee basis. In its trust capacities, the Bank provides investment management services on an agency basis and acts as trustee for pension plans, profit sharing plans, corporate and municipal bond issues, living trusts, life insurance trusts and various other types of trusts created by or for individuals, businesses, and charitable and religious organizations. As of December 31, 2015, the trust departments of the Bank had approximately $15.5 billion of assets under administration compared to $15.3 billion as of December 31, 2014. As of December 31, 2015, administered assets include investment management and investment advisory agency accounts totaling $4.3 billion, corporate trust accounts totaling $5.0 billion, and the remaining balances were personal, employee benefit, estate and other trust accounts.

COMPETITION

The financial services industry is highly competitive in our market area. The principal competitive factors in the markets for deposits and loans are interest rates and fee structures associated with the various products offered. We also compete through the efficiency, quality, and range of services and products we provide, as well as the convenience provided by an extensive network of customer access channels including local branch offices, ATMs, online and mobile banking, and telebanking centers. In attracting deposits and in our lending activities, we generally compete with other commercial banks, savings associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, mutual funds and insurance companies, and other financial institutions.

AVAILABLE INFORMATION

We make available free of charge, on or through our website www.hancockbank.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and amendments to such filings, as soon as reasonably practicable after each is electronically filed with, or furnished to, the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the Commission at 1-800-SEC-0330. The SEC maintains a website that contains the Company’s reports, proxy statements, and the Company’s other SEC filings. The address of the SEC’s website is www.sec.gov. Information appearing on the Company’s website is not part of any report that it files with the SEC.

SUPERVISION AND REGULATION

Bank Holding Company Regulation

The Company is subject to extensive regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) pursuant to the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). In addition to regulation by the Federal Reserve as a bank holding company, the Company is subject to regulation by the State of Mississippi under its general business corporation laws. The Company is also required to file certain reports with, and otherwise comply with the rules and regulations of, the SEC under federal securities laws.

Federal Regulation

The Company is registered with the Federal Reserve as a bank holding company and has elected to be treated as a financial holding company under the Bank Holding Company Act. As such, the Company and its subsidiaries are subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

The Bank Holding Company Act generally prohibits a corporation that owns a federally insured financial institution (“bank”) from engaging in activities other than banking and managing or controlling banks or other subsidiaries engaging in permissible activities. Also prohibited is acquiring or obtaining control of more than 5% of the voting interests of any company that engages in activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be properly incident thereto. In determining whether a particular activity is permissible, the Federal Reserve is also required to consider whether the performance of the activity can reasonably be expected to produce benefits to the public that outweigh possible adverse effects. Examples of activities that the Federal Reserve has determined to be permissible are making, acquiring or servicing loans; leasing personal property; providing certain investment or financial advice; performing certain data processing services; acting as agent or broker in selling credit life insurance and all insurance in certain locations; and performing certain insurance underwriting activities. The Bank Holding Company Act does not place territorial limits on permissible bank-related activities of bank holding companies. Even with respect to permissible activities, however, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or its control of any subsidiary when the Federal Reserve has reasonable cause to believe that continuation of such activity or control of such subsidiary would pose a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve or waiver of such prior approval before it: (1) acquires ownership or control of any voting shares of any bank if, after such acquisition, such bank holding company will own or control more than 5% of the voting shares of such bank, (2) or any of its non-bank subsidiaries acquire all of the assets of a bank, (3) merges with any other bank holding company, or (4) engages in permissible non-banking activities. In reviewing a proposed covered acquisition, the Federal Reserve considers a bank holding company’s financial, managerial and competitive posture, the future prospects of the companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve also reviews any indebtedness to be incurred by a bank holding company in connection with the proposed acquisition to ensure that the bank holding company can service such indebtedness without adversely affecting its ability, and the ability of its subsidiaries, to meet their respective regulatory capital requirements. The Bank Holding Company Act further requires that consummation of approved bank holding company or bank acquisitions or mergers must be delayed for a period of not less than 15 or more than 30 days following the date of Federal Reserve approval. During such 15 to 30-day period, the Department of Justice has the right to review the competitive aspects of the proposed transaction. The Department of Justice may file a lawsuit with the relevant United States Court of Appeals seeking an injunction against the proposed acquisition.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) permits adequately capitalized and managed bank holding companies to acquire control of banks in any state, subject to federal regulatory approval, without regard to whether such a transaction is prohibited by the laws of any state. However, the Riegle-Neal Act further provides that a bank holding company may not, following an interstate acquisition, control more than 10% of nationwide insured deposits or 30% of deposits within any state in which the acquiring bank operates. States have the right to lower the 30% limit, although no states within the Company’s current market area have done so. Additional provisions of Riegle-Neal require that interstate activities conform to the Community Reinvestment Act, which is intended to encourage depository institutions to help address the credit needs of the communities in which they operate, including low-and moderate-income neighborhoods, consistent with safe and sound operations.

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

Capital Requirements

General Risk-Based and Leverage-Based Capital Requirements

The Federal Reserve has adopted capital adequacy guidelines for use in its examination and regulation of bank holding companies and financial holding companies. The regulatory capital of a bank holding company or financial holding company under applicable federal capital adequacy guidelines is particularly important in the Federal Reserve’s evaluation of the overall safety and soundness of a bank holding company or financial holding company and is an important factor considered by the Federal Reserve in evaluating any applications made by such holding company to the Federal Reserve. If regulatory capital falls below minimum guideline levels, a financial holding company may lose its status as a financial holding company and a bank holding company or bank may be subject to dividend restrictions or denied approval to acquire or establish additional banks or non-bank businesses or to open additional facilities.

Additionally, each bank subsidiary of a financial holding company as well as the holding company itself must be well capitalized and well managed as determined by the subsidiary bank’s principal federal regulator, which in the case of the Bank, is the FDIC. To be considered well managed, the bank and holding company must have received at least a satisfactory composite rating and a satisfactory management rating at its most recent examination. The Federal Reserve rates bank holding companies through a confidential component and composite 1-5 rating system, with a composite rating of 1 being the highest rating and 5 being the lowest. This system is designed to help identify institutions requiring special attention. Financial institutions are assigned ratings based on evaluation and rating of their financial condition and operations. Components reviewed include capital adequacy, asset quality, management capability, the quality and level of earnings, the adequacy of liquidity and sensitivity to interest rate fluctuations. As of December 31, 2015, the Company and the Bank were both well capitalized.

A financial holding company that becomes aware that it or a subsidiary bank has ceased to be well capitalized or well managed must notify the Federal Reserve and enter into an agreement to cure the identified deficiency within a specified time period. If the deficiency is not cured timely, the Federal Reserve Board may order the financial holding company to divest its banking operations. Alternatively, to avoid divestiture, a financial holding company may cease to engage in the financial holding company activities that are unrelated to banking or otherwise impermissible for a bank holding company.

There are two measures of regulatory capital applicable to holding companies (1) leverage capital ratio and (2) risk-based capital ratios. Beginning January 1, 2015, the Company’s and the Bank’s primary federal regulators—the Federal Reserve and the FDIC, respectively—adopted final rules implementing the Basel III framework, which substantially revised the leverage and risk-based capital requirements applicable to bank holding companies and depository institutions. These final rules were based on international capital accords of the Basel Committee on Banking Supervision (the “Basel Committee”). The final rules established a new category of capital measure, Common Equity Tier 1 capital. Additionally, the final rules introduced a capital conservation buffer with respect to each of the Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based capital ratios, which provides for capital levels that exceed the minimum risk-based capital requirements. The capital conservation buffer must be maintained by the holding company to avoid limitations on its capital distributions and on its ability to pay discretionary bonus payments to executive officers. The capital conservation buffer is being phased in beginning in 2016, with full implementation to 2.50% by 2019.

The essential difference between the leverage capital ratio and the risk-based capital ratios is that the latter measures capital against both balance sheet and off-balance sheet risks that are both identified and risk-weighted. Common Equity Tier 1 capital is predominantly comprised of common stock instruments (including related surplus) and retained earnings, net of treasury stock, and after making required capital deductions and adjustments. Tier 1 capital generally is limited to all Common Equity Tier 1 capital plus qualifying minority interests (issued by consolidated depository institutions or foreign bank subsidiaries), accounts of consolidated subsidiaries and an amount of qualifying perpetual preferred stock, limited to 50% of Tier 1 capital. In calculating Common Equity Tier 1 capital and Tier 1 capital, net operating loss and tax credit carryforwards, and goodwill are deducted from Tier 1 capital. Additionally, there are deductions and adjustments to capital for other intangibles as well as deductions and adjustments to capital by the amount that the carrying value of certain assets exceeds 10% of capital. Examples of these assets are deferred tax assets, mortgage servicing rights, significant investments in unconsolidated subsidiaries, investments in certain capital instruments of financial entities and unrealized gains on cash flow hedges included in accumulated other comprehensive income (“AOCI”) arising from hedges not carried at fair market value on the balance sheet. Tier 2 capital is a secondary component of risk-based capital, consisting primarily of that portion of perpetual preferred stock that may not be included as Tier 1 capital, mandatory convertible securities, certain types of subordinated debt and a portion of the allowance for loan losses (limited to 1.25% of risk weighted assets).

The risk-based capital guidelines are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to take into account off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the risk-based capital guidelines, assets are assigned to one of several risk categories, ranging from 0% to 1,250%, though Hancock does not have any assets assigned to a risk category over 150%. For example, U.S. Treasury securities are assigned to the 0% risk category while most categories of loans are assigned to the 100% risk category. Off-balance sheet exposures such as standby letters of credit are risk-weighted and all or a portion thereof are included in risk-weighted assets based on an assessment of the relative risks that they present. The risk-weighted asset base is equal to the sum of the aggregate dollar values of assets and off-balance sheet items in each risk category, multiplied by the weight assigned to that category.

The new rules also gave some banks, including ours, a one-time “opt out” in which banks could exclude certain volatile AOCI components from inclusion in regulatory capital. The Bank exercised its AOCI opt-out election option on the Bank’s Call Report and the Company’s FR Y-9C filed as of March 31, 2015.

The Company’s leverage capital ratio and risk based capital ratios as of December 31, 2015 were as follows:

			Minimum Capital Plus Capital Conservation Buffer				Company at 12/31/2015
	Minimum	Well-Capitalized	2016	2017	2018	2019
Tier 1 leverage capital ratio	4.00%	5.00%	N/A	N/A	N/A	N/A	8.55%
Risk-based capital ratios
Common Equity Tier 1 capital	4.50%	6.50%	5.125%	5.75%	6.375%	7.00%	9.96%
Tier 1 capital	6.00%	8.00%	6.625%	7.25%	7.875%	8.50%	9.96%
Total risk-based capital (Tier 1 plus Tier 2)	8.00%	10.00%	8.625%	9.25%	9.875%	10.50%	11.86%

Federal Reserve Oversight

The Company is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the Company’s consolidated net worth. The Federal Reserve may disapprove such a transaction if it determines that the proposed redemption or stock purchase would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order or directive or any condition imposed by, or written agreement with, the Federal Reserve.

The Federal Reserve has issued “Policy Statement on Cash Dividends Not Fully Covered by Earnings” (the “Policy Statement”) which sets forth various guidelines that the Federal Reserve believes a bank holding company should follow in establishing its dividend policy. In general, the Federal Reserve stated that bank holding companies should pay dividends only out of current earnings. The Federal Reserve also stated that dividends should not be paid unless the prospective rate of earnings retention by the holding company appears consistent with its capital needs, asset quality and overall financial condition.

The Company is required to file annual and quarterly reports with the Federal Reserve and such additional information as the Federal Reserve may require pursuant to the Bank Holding Company Act. The Federal Reserve may examine a bank holding company or any of its subsidiaries.

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

Stress Testing

The Dodd-Frank Act requires stress testing of bank holding companies and banks, such as the Company and the Bank, that have more than $10 billion but less than $50 billion of consolidated assets (“medium-sized companies”). Additional stress testing is required for banking organizations having $50 billion or more of assets. Medium-sized companies, including the Company and the Bank, are required to conduct annual, company-run stress tests under rules the federal bank regulatory agencies issued in October 2012.

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

Each banking organization’s board of directors and senior management are required to approve and review the policies and procedures of their stress-testing processes as frequently as economic conditions or the condition of the organization may warrant, and at least annually. They are also required to consider the results of the stress test in the normal course of business, including the banking organization’s capital planning (including dividends and share buybacks), assessment of capital adequacy and maintaining capital consistent with its risks, and risk management practices. The results of the stress tests are provided to the applicable federal banking agencies. Public disclosure of stress test results began on June 23, 2015.

Bank Regulation

The operation of the Bank is subject to state and federal statutes applicable to state banks and the regulations of the Federal Reserve, the FDIC and the Consumer Financial Protection Bureau (“CFPB”). The operations of the Bank may also be subject to applicable Office of the Comptroller of the Currency (“OCC”) regulation to the extent state banks are granted parity with national banks. Such statutes and regulations relate to, among other things, required reserves, investments, loans, mergers and consolidations, issuances of securities, payments of dividends, establishment of branches, consumer protection and other aspects of the Bank’s operations.

The Bank is subject to regulation and periodic examinations by the CFPB, FDIC and the Mississippi Department of Banking and Consumer Finance (the “MDBCF”). These regulatory authorities routinely examine the Bank’s reserves, loan and investment quality, consumer compliance, management policies, procedures and practices and other aspects of operations. These examinations are designed to protect the Bank’s depositors, rather than the Company’s shareholders. In addition to these regular examinations, the Company and the Bank must furnish periodic reports to their respective regulatory authorities containing a full and accurate statement of their affairs.

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

The Dodd-Frank Act also established the CFPB. The CFPB is funded by the Federal Reserve and, in consultation with the Federal banking agencies, makes rules relating to consumer protection. The CFPB has the authority, should it wish to do so, to rewrite virtually all of the consumer protection regulations governing banks, including those implementing the Truth in Lending Act, the Real Estate Settlement Procedures Act (“RESPA”), the Truth in Savings Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the S.A.F.E. Mortgage Licensing Act, the Fair Credit Reporting Act (except Sections 615(e) and 628), the Fair Debt Collection Practices Act, and the Gramm-Leach-Bliley Act (sections 502 through 509 relating to privacy), among others. The Bank is subject to direct supervision and examination by the CFPB in respect of the foregoing consumer protection acts and regulations because the Bank’s total assets are over $10 billion as of December 31, 2015.

The Bank is a member of the FDIC, and its deposits are insured as provided by law by the Deposit Insurance Fund (the “DIF”). The deposits of the Bank are insured up to applicable limits and the Bank is subject to deposit insurance assessments to maintain the DIF. The basic limit on federal deposit insurance coverage is $250,000 per depositor.

The Bank pays deposit insurance assessments to the FDIC based on an assessment rate that is calculated utilizing a scorecard for banks with more than $10 billion in assets. The scorecard has a performance score and a loss-severity score that are combined to produce a total score. The calculation incorporates the CAMELS ratings as well as forward-looking financial measures to assess the Bank’s ability to withstand both asset-related and funding-related stress. The FDIC has discretion to adjust the total score, up or down, based upon significant risk factors that are not adequately captured in the scorecard. The total score is then translated to an initial base assessment rate on a sharply-increasing scale. The initial base assessment rate ranges from 5 to 35 basis points on an annualized basis (basis points representing cents per $100). After the effect of potential base-rate adjustments, the total base assessment rate could range from 2.5 to 45 basis points on an annualized basis. The assessment rate is applied to the deposit insurance assessment base, which is calculated based on the Bank’s average total assets less average tangible equity during the assessment period.

The FDIC sets assessment rates to restore the DIF to a minimum ratio of deposit insurance reserves to estimated insured deposits of 1.15% by the end of 2016. The Dodd-Frank Act further requires the FDIC to bring the fund ratio to at least 1.35% by September 30, 2020. The FDIC has indicated it will lower the assessment base rates for all banks beginning in the quarter after the fund reaches the 1.15% level and has proposed to impose a surcharge assessment on banks with total assets of $10 billion or more in order to raise the fund ratio to the required 1.35% level. The ultimate impact on the Bank’s deposit insurance cost from the lower base rates combined with the proposed surcharge assessment will depend on a number of factors, including the final details of its implementation by the FDIC.

Since the first quarter of 2000, all institutions with deposits insured by the FDIC have been required to pay assessments to fund interest payments on bonds issued by the Financing Corporation (the “FICO”), a mixed-ownership government corporation established to recapitalize a predecessor to the DIF. The FICO assessment rate is adjusted quarterly to reflect changes in the assessment bases of the fund based on quarterly Call Report and Thrift Financial Report submissions. The current annualized assessment rate is 0.600 basis points, or 0.150 basis points per quarter. These assessments will continue until the FICO bonds mature in 2017 through 2019.

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

Although the Bank is not a member of the Federal Reserve, it is subject to Federal Reserve regulations that require the Bank to maintain reserves against transaction accounts (primarily checking accounts). On January 23, 2014, the Federal Reserve regulations were revised to require that reserves be maintained against net transaction accounts in the amount of 3% of the aggregate of such accounts up to $103.6 million, and, if the aggregate of such accounts exceeds that amount, 10% of the total in excess of $103.6 million. This regulation is subject to an exemption from reserve requirement on $14.5 million of an institution’s transaction accounts.

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

The Office of Foreign Assets Control (“OFAC”) is an office in the U.S. Department of the Treasury responsible for helping to ensure U.S. entities do not engage in transactions with “enemies” of the United States. OFAC publishes a list of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts; owned or controlled by, or acting on behalf of target countries, and narcotics traffickers. If a bank finds a name on any transaction, account, or wire transfer that is on an OFAC list, it must freeze or block the transactions on the account. The Bank actively checks high-risk OFAC areas such as new accounts, wire transfers and customer files.

Other Regulatory Matters

Risk-retention rules. Banks that sponsor the securitization of asset-backed securities and residential-mortgage backed securities are required to retain 5% of any loan they sell or securitize, except for mortgages that meet low-risk standards.

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

Mortgage Rules. Pursuant to rules adopted by the CFPB, banks that make residential mortgage loans are required to make a good faith determination that a borrower has the ability to repay a mortgage loan prior to extending such credit, require that certain mortgage loans contain escrow payments, obtain new appraisals under certain circumstances, and follow specific rules regarding the compensation of loan originators and the servicing of residential mortgage loans. The implementation of these new rules began in January 2014.

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

In addition, the legislation prohibits card issuers and networks from entering into exclusive arrangements requiring that debit card transactions be processed on a single network or only two affiliated networks, and allows merchants to determine transaction routing. The Federal Reserve rule limiting debit interchange fees has significantly reduced the Bank’s debit card interchange revenues beginning third quarter of 2012.

Nonbanking Subsidiaries

The Company’s and Bank’s nonbanking subsidiaries are also subject to a variety of state and federal laws. For example, Hancock Insurance Agency is subject to the insurance laws and regulations of the states in which it is active; Hancock Investment Services, Inc. is subject to supervision and regulation by the SEC and the State of Mississippi; and Harrison Finance Company is regulated by the State of Mississippi, including the Mississippi Department of Banking and Consumer Finance.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and business experience of our executive officers as of February 26, 2016:

Name	Age	Position

John M. Hairston	52	President of the Company since 2014; Chief Executive Officer since 2008 and Chief Operating Officer of the Company from 2008 to 2014; Director of the Company since 2006.

Michael M. Achary	55	Executive Vice President since 2008; Chief Financial Officer since 2007.

Michael K. Dickerson	50	Executive Vice President since 2014; Chief Risk Officer from 2013 to 2015;

Joseph S. Exnicios	60	President, Whitney Bank since 2011; Senior Executive Vice President and Chief Risk Officer of Whitney Holding Corporation and Whitney National Bank from 2009 to 2011.

Samuel B. Kendricks	56	Executive Vice President since 2011; Chief Credit Risk Officer since 2014; Chief Credit Officer from 2010 to 2014; Chief Credit Policy Officer from 2009 to 2010.

D. Shane Loper	50	Executive Vice President since 2008; Chief Operating Officer since 2014; Chief Administrative Officer from 2013 to 2014; Chief Risk Officer from 2012 to 2013; Chief Risk and Administrative Officer from 2010 to 2012.

Joy Lambert Phillips	60	Executive Vice President since 2009; Corporate Secretary since 2011; General Counsel since 1999.

Joseph S. Schwertz, Jr.	59	Executive Vice President since 2015; Chief Risk Officer since 2015; Of Counsel to the law firm of Carver, Darden, Koretzky, Tessier, Finn, Blossman and Areaux LLC from 2012 to 2014; Executive Vice President, General Counsel, and Corporate Secretary of Whitney Holding Corporation and Whitney National Bank from 2009 to 2011.

Suzanne C. Thomas	61	Executive Vice President since 2011; Chief Credit Officer since 2014; Chief Credit Officer of Whitney Bank from 2011 to 2014; Chief Wholesale Credit Officer since 2012; Executive Vice President and Chief Credit Officer of Whitney Holding Corporation and Whitney National Bank from 2010 to 2011.

Stephen E. Barker	59	Chief Accounting Officer of the Company since 2011; Senior Vice President and Comptroller, Whitney National Bank from 2000 to 2011.

ITEM 1A.	RISK FACTORS

We face a number of significant risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by the factors described below.

While we describe each risk separately, some of these risks are interrelated and certain risks could trigger the applicability of other risks described below. Also, the risks and uncertainties described below are not the only ones that we may face. Additional risks and uncertainties not presently known to us, or that we currently do not consider significant, could also potentially impair, and have a material adverse effect on our business, results of operations, and financial condition.

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

During the past 18 months, the energy sector of the economy has been in a steep decline, with a relatively weak worldwide demand for oil and gas causing a precipitous decline in commodity pricing in a market that currently has an oversupply of these commodities. The severity of this decline has already had an effect on the performance of our energy loan portfolio and is expected to continue to have such effects for the foreseeable future. As of December 31, 2015, energy or energy-related loans comprised approximately 10% of our loan portfolio. Given the importance of the energy industry to the overall economies of Texas and Louisiana, two of our core markets, the performance of other business and commercial segments in these markets may become adversely affected when the energy sector is under stress.

Our financial performance may also be adversely affected by other macroeconomic factors that affect the U.S. economy. Recovery from the 2008 recession, while steady, has been slow. Moreover, other global financial markets, including China and Russia, have been volatile, and there could be spillover effects that would ultimately impair the performance of the U.S. economy and affect the stability of global financial markets. Additionally, because our operations are concentrated in the Gulf South region of the U.S., unfavorable economic conditions in that market could significantly affect the demand for our loans and other products, the ability of borrowers to repay loans and the value of collateral securing loans.

Certain changes in interest rates, mortgage origination, inflation, deflation, or the financial markets could affect our results of operations, demand for our products and our ability to deliver products efficiently.

Our assets and liabilities are primarily monetary in nature and we are subject to significant risks tied to changes in interest rates that are highly sensitive to many factors that are beyond our control. Our ability to operate profitably is largely dependent upon net interest income. Net interest income is the primary component of our earnings and is affected by both local external factors such as economic conditions in the Gulf South and local competition for loans and deposits, as well as broader influences such as federal monetary policy and market interest rates. Unexpected movement in interest rates markedly changing the slope of the current yield curve could cause our net interest margins to decrease, subsequently reducing net interest income. In addition, such changes could adversely affect the valuation of our assets and liabilities. Recently, the Federal Reserve Board marginally increased its base rate, and there is considerable uncertainty as to whether additional rate increases may be forthcoming.

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

Because our decision to incur debt and issue securities in future offerings will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings and debt financings. Further, market conditions could require us to accept less favorable terms for the issuance of our securities in the future. In addition, geopolitical and worldwide market conditions may cause disruption or volatility in the U.S. equity and debt markets, which could hinder our ability to issue debt and equity securities in the future on favorable terms.

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

We are exposed to the risk that our borrowers will be unable to repay their loans in accordance with their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit risk is inherent in our business and any material level of credit failure could have a material adverse effect on our operating results. Our credit risk with respect to our real estate and construction loan portfolio relates principally to the creditworthiness of our corporate borrowers and the value of the real estate pledged as security for the repayment of loans. Our credit risk with respect to our commercial and consumer loan portfolio will depend on the general creditworthiness of businesses and individuals within our local markets. Our credit risk with respect to our energy loan portfolio is subject to commodity pricing that is determined by factors outside of our control.

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

Any failure to comply with the terms of any loss share agreements that we have with the FDIC, or to properly service the loans and foreclosed assets covered by loss share agreements, may cause individual loans, large pools of loans or other covered assets to lose eligibility for reimbursement from the FDIC. This could result in material losses that are currently not anticipated and could adversely affect our financial condition and results of operations.

We depend on the accuracy and completeness of information about clients and counterparties.

In deciding whether to extend credit or enter into other transactions with clients and counterparties, we rely in substantial part on information furnished by or on behalf of clients and counterparties, including financial statements and other financial information. We also may rely on representations of clients and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors if made available. If this information is inaccurate, we may be subject to loan defaults, financial losses, regulatory action, reputational harm or other adverse effects with respect to our business, financial condition and results of operations.

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

If we are unable to attract and retain qualified employees, or do so at rates insufficient to maintain our competitive position, or if compensation costs required to attract and retain employees increase materially, our business and results of operations could be materially adversely affected.

A failure in our operational systems or infrastructure, or those of third parties, could impair our liquidity, disrupt our businesses, result in the unauthorized disclosure of confidential information, damage our reputation and cause financial losses.

Our ability to adequately conduct and grow our business is dependent on our ability to create and maintain an appropriate operational and organizational control infrastructure. Operational risk can arise in numerous ways including employee fraud, theft or malfeasance; customer fraud; and control lapses in bank operations and information technology. Because the nature of the financial services business involves a high volume of transactions, certain errors in processing or recording transactions appropriately may be repeated or compounded before they are discovered. Our dependence on our employees and automated systems, including the automated systems used by acquired entities and third parties, to record and process transactions may further increase the risk that technical failures or tampering of those systems will result in losses that are difficult to detect. We are also subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control. In addition, products, services and processes are continually changing and we may not fully appreciate or identify new operational risks that may arise from such changes. Failure to maintain an appropriate operational infrastructure can lead to loss of service to customers, additional expenditures related to the detection and correction of operational failures, reputational damage and loss of customer confidence, legal actions, and noncompliance with various laws and regulations.

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

Although we make continuous efforts to maintain the security and integrity of our information systems and have not experienced a significant, successful cyber-attack, threats to information systems continue to evolve and there can be no assurance that our security efforts and measures, or those of third parties on whom we rely, will continue to be effective. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Threats to our information systems may originate externally from third parties such as foreign governments, organized crime and other hackers, outsourced or infrastructure-support providers and application developers, or may originate internally. In addition, customers may use computers, smartphones and other mobile devices not protected by our control systems to access our products and services, including through bank kiosks or other remote locations. As a financial institution, we face a heightened risk of a security breach or disruption from attempts to gain unauthorized access to our and our customers’ data and financial information, whether through cyber-attack, cyber intrusion over the internet, malware, computer viruses, attachments to e-mails, spoofing, phishing, or spyware. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

As a result, our information, communications and related systems, software and networks may be vulnerable to breaches or other significant disruptions that could: (1) disrupt the proper functioning of our networks and systems, which could in turn disrupt our operations and those of certain of our customers; (2) result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of confidential, sensitive or otherwise valuable information of ours or our customers, including account numbers and other financial information; (3) result in a violation of applicable privacy and other laws, subjecting us to additional regulatory scrutiny and exposing us to civil litigation and possible financial liability; (4) require significant management attention and resources to remedy the damages that result; and (5) harm our reputation or impair our customer relationships. The occurrence of such failures, disruptions or security breaches could have a negative impact on our results of operations, financial condition and cash flows. To date we have not experienced an attack that has significantly impacted our results of operations, financial condition and cash flows. However, “denial of service” attacks continue to be launched against a number of other large financial services institutions. Such attacks adversely affected the performance of certain institutions’ websites, and, in some instances, prevented customers from accessing secure websites for consumer and commercial applications. Future attacks could prove to be even more disruptive and damaging, and as threats continue to evolve, we may not be able to anticipate or prevent all such attacks.

We maintain an insurance policy which we believe provides sufficient coverage at a manageable expense for an institution of our size and scope with similar technological systems. However, we cannot assure that this policy will afford coverage for all possible losses or would be sufficient to cover all financial losses, damages, penalties, including lost revenues, should we experience any one or more of our or a third party’s systems failing or experiencing attack.

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

We are exposed to reputational risk.

Negative public opinion can result from our actual or alleged conduct in activities, such as lending practices, data security breaches, corporate governance policies and decisions, and acquisitions, any of which may damage our reputation. Additionally, actions taken by government regulators and community organizations may also damage our reputation. Negative public opinion could adversely affect our ability to attract and retain customers or expose us to litigation and regulatory action.

Returns on pension plan assets may not be adequate to cover future funding requirements.

Investments in the portfolio of our defined benefit pension plan may not provide adequate returns to fully fund benefits as they come due, thus causing higher annual plan expenses and requiring additional contributions by us.

The value of our goodwill and other intangible assets may decline in the future.

A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate our taking charges in the future to reflect an impairment of our goodwill. Future regulatory actions could also have a material impact on assessments of goodwill for impairment.

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

Our profitability depends on our ability to compete successfully in a highly competitive market for banking and financial services, and we expect such challenges to continue. Certain of our competitors are larger and have more resources than we do. We face competition in our regional market areas from other commercial banks, savings associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, mutual funds and insurance companies, and other financial institutions that offer similar services. Some of our nonbank competitors are not subject to the same extensive supervision and regulation to which we or the Bank are subject, and may accordingly have greater flexibility in competing for business. Over time, certain sectors of the financial services industry have become more concentrated, as institutions involved in a broad range of financial services have been acquired by other firms. These developments could result in our competitors gaining greater capital and other resources, or being able to offer a broader range of products and services with more geographic range.

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

We have experienced, to some extent, many of these risks with our de novo branching to date.

Changes in retail distribution strategies and consumer behavior may adversely impact our investments in bank premises, equipment, technology and other assets and may lead to increased expenditures to change our retail distribution channel.

We have significant investments in bank premises and equipment for our branch network. Advances in technology such as ecommerce, telephone, internet and mobile banking, and in-branch self-service technologies including automated teller machines and other equipment, as well as an increasing customer preference for these other methods of accessing our products and services, could decrease the value of our branch network, technology, or other retail distribution physical assets and may cause us to change our retail distribution strategy, close and/or sell certain branches or parcels of land held for development and restructure or reduce our remaining branches and work force. These actions could lead to losses on these assets or could adversely impact the carrying value of any long-lived assets and may lead to increased expenditures to renovate, reconfigure or close a number of our remaining branches or to otherwise reform our retail distribution channel.

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

The U.S. government responded to the 2008 financial crisis at an unprecedented level by introducing various actions and passing legislation such as the Dodd-Frank Act that place increased focus and scrutiny on the financial services industry. The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as the one that occurred in

2008-2009. New regulations from the CFPB, which was established by the Dodd-Frank Act, such as the Ability to Repay Rules, may materially raise the risk of consummating consumer credit transactions. The full impact on our business and operations will not be fully known for years until regulations implementing the statute are fully implemented and applied. The new rules issued in the wake of the Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

Additionally, the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act have impacted our regulatory capital levels. Basel III and its regulations require bank holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards. Compliance with these rules impose additional costs on banking entities and their holding companies. The need to maintain more and higher quality capital as well as greater liquidity going forward could limit our business activities and our ability to maintain dividends. In addition, the new liquidity standards could require us to increase our holdings of highly liquid short-term investments, thereby reducing our ability to invest in longer-term, potentially higher yielding assets. We may also be required to pay significantly higher deposit insurance premiums if the number of bank failures or the cost of resolving failed banks increase. For additional information regarding the Dodd-Frank Act, Basel III and other regulations to which our business is subject, see “Supervision and Regulation.”

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

The preparation of consolidated financial statements in conformity with U.S generally accepted accounting principles (“GAAP”), including the accounting rules and regulations of the Commission and the Financial Accounting Standards Board (the “FASB”), requires management to make significant estimates and assumptions that affect our financial statements by affecting the value of our assets or liabilities and results of operations. Some of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because materially different amounts may be reported if different estimates or assumptions are used. If such estimates or assumptions underlying our financial statements are incorrect, our financial condition and results of operations could be adversely affected.

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

Our ability to deliver and pay dividends depends primarily upon the results of operations of our subsidiaries, and we may not pay, or be permitted to pay, dividends in the future.

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

Anti-takeover provisions in our amended articles of incorporation and bylaws, Mississippi law, and our Shareholder Rights Plan could make a third-party acquisition of us difficult and may adversely affect share value.

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

The Company operates 238 full service banking and financial services offices and 273 automated teller machines across a Gulf south corridor comprising south Mississippi; southern and central Alabama; southern Louisiana; the northern, central, and Panhandle regions of Florida; and Houston, Texas. Additionally, the Company operates a loan production office in Nashville, Tennessee. The Company owns approximately 47% of these facilities, and the remaining banking facilities are subject to leases, each of which we consider reasonable and appropriate for its location. We ensure that all properties, whether owned or leased, are maintained in suitable condition. We also evaluate our banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations, closures or possible sales. The Bank and subsidiaries of the Bank hold a variety of property interests acquired in settlement of loans. Some of these properties were acquired in transactions before 1979 and are carried at nominal amounts. Total 2015 net revenue related to these pre-1979 acquired properties was approximately $57,000.

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

	High Sale	Low Sale	Cash Dividends Paid
2015
4th quarter	$30.96	$23.35	$0.24
3rd quarter	32.47	25.20	0.24
2nd quarter	32.98	28.02	0.24
1st quarter	31.13	24.96	0.24

2014
4th quarter	$35.67	$28.68	$0.24
3rd quarter	36.47	31.25	0.24
2nd quarter	37.86	32.02	0.24
1st quarter	38.50	32.66	0.24

There were 9,629 active holders of record of the Company’s common stock at January 31, 2016 and 77,496,907 shares outstanding. On January 31, 2016, the high and low sale prices of the Company’s common stock as reported on the NASDAQ Global Select Market were $23.96 and $22.85, respectively.

The principal sources of funds to the Company to pay cash dividends are the dividends received from the Bank. Consequently, dividends are dependent upon the Bank’s earnings, capital needs and statutory and regulatory limitations. Federal and state banking laws and regulations restrict the amount of dividends and loans a bank may make to its parent company. Dividends paid to the Company by the Bank are subject to approval by the Commissioner of Banking and Consumer Finance of the State of Mississippi. We do not expect the foregoing restrictions to affect our ability to pay cash dividends. Although no assurance can be given that the Company will continue to declare and pay regular quarterly cash dividends on its common stock, regular cash dividends have been paid to shareholders since 1937.

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

The performance graph compares the cumulative five-year shareholder return on the Company’s common stock, assuming an investment of $100 on December 31, 2010 and the reinvestment of dividends thereafter, to that of the common stocks of United States companies reported in the Nasdaq Total Return Index and the common stocks of the KBW Regional Banks Total Return Index. The KBW Regional Banks Total Return Index is a proprietary stock index of Keefe, Bruyette & Woods, Inc., that tracks the returns of 50 regional banking companies throughout the United States.

Issuer Purchases of Equity Securities

On August 28, 2015, the Company’s Board of Directors approved a stock repurchase plan that authorizes the repurchase of up to 5%, or approximately 3.9 million shares, of our outstanding common stock. The approved plan allows the Company to repurchase its common shares either in the open market in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions with non-affiliated sellers or as otherwise determined by the Company from time to time until September 30, 2016. Under this plan, the Company has repurchased 741,393 shares of its common stock at an average price of $27.44 per share through December 31, 2015.

In March 2015, the Company completed the prior stock repurchase program that had been approved by the Company’s Board of Directors on July 16, 2014 which authorized the repurchase of up to 5%, or approximately 4.1 million shares, of our outstanding common stock. Under this plan, the Company repurchased a total of 4.1 million shares of its common stock at an average price of $30.02 per share.

	Total number of shares of units purchased	Average price paid per share	Total number of shares purchased as a part of publicly announced plans or programs	Maximum number of shares that may yet be purchased under plans or programs
Oct 1, 2015—Oct 31, 2015	121,564	$27.49	121,564	3,214,302
Nov 1, 2015—Nov 30, 2015	51,550	27.82	51,550	3,162,752
Dec 1, 2015—Dec 31, 2015	—	—	—	3,162,752

Total	173,114	$27.59	173,114

ITEM 6.	SELECTED FINANCIAL DATA

The following tables set forth certain selected historical consolidated financial data and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated Financial Statements and Notes thereto included elsewhere herein.

	Year Ended December 31,
(in thousands, except per share data)	2015	2014	2013	2012	2011
Income Statement:
Interest income	$679,646	$692,813	$722,210	$762,549	$592,204
Interest income (te) (a)	693,234	703,460	732,620	774,134	604,130
Interest expense	54,472	38,119	41,479	51,682	70,971

Net interest income (te)	638,762	665,341	691,141	722,452	533,159
Provision for loan losses	73,038	33,840	32,734	54,192	38,732
Noninterest income excluding securities transactions	236,949	227,999	246,038	252,195	206,427
Securities transactions	335	—	105	1,552	(91)
Operating expense (excluding amortization of intangibles)	595,471	579,869	648,804	681,000	577,463
Amortization of intangibles	24,184	26,797	29,470	32,067	16,551

Income before income taxes	169,765	242,187	215,866	197,355	94,823
Income tax expense	38,304	66,465	52,510	45,613	18,064

Net income	$131,461	$175,722	$163,356	$151,742	$76,759

Adjustments from net income to operating income (b):
Securities transactions	$333	$—	$105	$1,552	$(91)
Nonoperating expense items
Merger-related expenses	—	—	—	45,789	86,762
Sub-debt early redemption costs	—	—	—	5,336	—
Expense & efficiency initiative and other items	16,241	25,686	38,003	—	—

Total nonoperating expense items	16,241	25,686	38,003	51,125	86,762
Taxes on adjustments at marginal tax rate	5,568	7,263	13,264	17,350	30,398

Total adjustments, net of taxes	10,340	18,423	24,634	32,223	56,455

Operating income (b)	$141,801	$194,145	$187,990	$183,965	$133,214

Adjustments from net income to PTPP (c):
Difference between interest income and interest income (te)	$13,588	$10,647	$10,410	$11,585	$11,926
Provision for loan losses	73,038	33,840	32,734	54,192	38,732
Income tax expense	38,304	66,465	52,510	45,613	18,064

Pre-tax, pre-provision profit (PTPP) (te) (c)	$256,391	$286,674	$259,010	$263,132	$145,481

Common Share Data:
Earnings per share:
Basic earnings per share	$1.64	$2.10	$1.93	$1.77	$1.16
Diluted earnings per share	1.64	2.10	1.93	1.75	1.15
Operating earnings per share: (b)
Basic operating earnings per share	1.77	2.32	2.22	2.15	2.03
Diluted operating earnings per share	1.77	2.32	2.22	2.13	2.02
Cash dividends paid	0.96	0.96	0.96	0.96	0.96
Book value per share (period-end)	31.14	30.74	29.49	28.91	27.95
Tangible book value per share (period-end)	21.74	21.37	19.94	19.27	17.76

(a)	For analytical purposes, management adjusts net interest income to a “taxable equivalent” basis using a 35% federal tax rate on tax-exempt items (primarily interest on municipal securities and loans).
(b)	Net income less tax-effected securities transactions and nonoperating expense items. Management believes that operating income provides a useful measure of financial performance that helps investors compare the Company’s fundamental operations over time.
(c)	Net interest income (te) and noninterest income less noninterest expense. Management believes that PTPP is a useful financial measure because it enables investors and others to assess the Company’s ability to generate capital to cover the losses through a credit cycle.

	At and For the Years Ended December 31,
(in thousands)	2015	2014	2013	2012	2011
Period-End Balance Sheet Data:
Total loans, net of unearned income (a)	$15,703,314	$13,895,276	$12,324,817	$11,577,802	$11,177,026
Loans held for sale	20,434	20,252	24,515	50,605	72,378
Securities	4,463,792	3,826,454	4,033,124	3,716,460	4,496,900
Short-term investments	565,555	802,948	268,839	1,500,188	1,184,419

Total earning assets	20,753,095	18,544,930	16,651,295	16,845,055	16,930,723

Allowance for loan losses	(181,179)	(128,762)	(133,626)	(136,171)	(124,881)
Goodwill	621,193	621,193	625,675	628,877	651,162
Other intangible assets, net	107,538	132,810	159,773	189,409	211,075
Other assets	1,538,812	1,577,095	1,706,134	1,937,315	2,106,017

Total assets	$22,839,459	$20,747,266	$19,009,251	$19,464,485	$19,774,096

Noninterest-bearing deposits	$7,276,127	$5,945,208	$5,530,253	$5,624,127	$5,516,336
Interest-bearing transaction and savings deposits	6,767,881	6,531,628	6,162,959	6,038,002	5,602,963
Interest-bearing public fund deposits	2,253,645	1,982,616	1,571,532	1,580,260	1,620,260
Time deposits	2,051,259	2,113,379	2,095,772	2,501,799	2,974,020

Total interest-bearing deposits	11,072,785	10,627,623	9,830,263	10,120,061	10,197,243
Total deposits	18,348,912	16,572,831	15,360,516	15,744,188	15,713,579
Short-term borrowings	1,423,644	1,151,573	657,960	639,133	1,044,455
Long-term debt	495,999	374,371	385,826	396,589	353,891
Other liabilities	157,761	176,089	179,880	231,297	295,008
Stockholders’ equity	2,413,143	2,472,402	2,425,069	2,453,278	2,367,163

Total liabilities & stockholders’ equity	$22,839,459	$20,747,266	$19,009,251	$19,464,485	$19,774,096

Average Balance Sheet Data:
Total loans, net of unearned income (a)	$14,433,367	$12,938,869	$11,700,218	$11,238,690	$8,479,846
Loans held for sale	18,101	16,540	24,986	46,049	34,175
Securities (b)	4,208,195	3,816,724	4,140,051	4,063,817	3,074,373
Short-term investments	513,659	423,359	578,613	771,523	955,325

Total earning assets	19,173,322	17,195,492	16,443,868	16,120,079	12,543,719
Allowance for loan losses	(133,470)	(129,642)	(137,897)	(136,257)	(102,784)
Goodwill and other intangible assets	740,666	768,047	799,996	820,887	498,463
Other assets	1,469,110	1,602,930	1,823,051	2,130,660	1,782,673

Total assets	$21,249,628	$19,436,827	$18,929,018	$18,935,369	$14,722,071

Noninterest-bearing deposits	$6,195,234	$5,641,792	$5,393,955	$5,251,391	$3,400,064
Interest-bearing transaction and savings deposits	6,877,394	6,173,683	5,962,114	5,827,370	4,100,381
Interest-bearing public fund deposits	1,844,802	1,530,972	1,410,679	1,451,459	1,314,633
Time deposits	2,207,359	2,053,546	2,350,488	2,579,963	2,901,475

Total interest-bearing deposits	10,929,555	9,758,201	9,723,281	9,858,792	8,316,489
Total deposits	17,124,789	15,399,993	15,117,236	15,110,183	11,716,553
Short-term borrowings	1,025,133	1,005,680	806,082	843,798	789,022
Long-term debt	482,686	379,692	389,153	338,875	211,976
Other liabilities	174,233	176,514	229,983	241,710	203,403
Stockholders’ equity	2,442,787	2,474,948	2,386,564	2,400,803	1,801,117

Total liabilities & stockholders’ equity	$21,249,628	$19,436,827	$18,929,018	$18,935,369	$14,722,071

(a)	Includes nonaccrual loans.
(b)	Average securities does not include unrealized holding gains/losses on available for sale securities.

	Year Ended December 31,
($ in thousands)	2015	2014	2013	2012	2011
Performance Ratios:
Return on average assets	0.62%	0.90%	0.86%	0.80%	0.52%
Return on average assets—operating (a)	0.67%	1.00%	0.99%	0.97%	0.90%
Return on average common equity	5.38%	7.10%	6.84%	6.32%	4.26%
Return on average common equity—operating (a)	5.80%	7.84%	7.88%	7.66%	7.40%
Return on average tangible common equity	7.72%	10.30%	10.30%	9.72%	5.98%
Return on average tangible common equity—operating (a)	8.33%	11.37%	11.85%	11.78%	10.37%
Earning asset yield (te)	3.62%	4.09%	4.45%	4.80%	4.82%
Total cost of funds	0.28%	0.22%	0.25%	0.32%	0.57%
Net interest margin (te)	3.33%	3.87%	4.20%	4.48%	4.25%
Core net interest margin (te) (b)	3.14%	3.33%	3.39%	3.74%	3.84%
Noninterest income excluding securities transactions as a percent of total revenue (te)	27.06%	25.52%	26.25%	25.88%	27.91%
Efficiency ratio (c)	66.14%	62.03%	65.17%	64.63%	66.35%
Average loan/deposit ratio	84.28%	84.02%	77.56%	74.68%	72.67%
FTE employees (period-end)	3,921	3,794	3,978	4,235	4,736

Capital Ratios:
Common stockholders’ equity to total assets	10.57%	11.92%	12.76%	12.60%	11.97%
Tangible common equity ratio	7.62%	8.59%	9.00%	8.77%	7.96%
Tier 1 leverage (d)	8.55%	9.17%	9.34%	9.10%	8.17%

Asset Quality Information:
Nonaccrual loans (e)	$159,713	$79,537	$99,686	$137,615	$103,270
Restructured loans	4,297	8,971	9,272	16,437	14,003

Total nonperforming loans	164,010	88,508	108,958	154,052	117,273

Other real estate (ORE) and foreclosed assets	27,133	59,569	76,979	102,072	159,751

Total nonperforming assets	191,143	$148,077	$185,937	$256,124	$277,024

Accruing loans 90 days past due (f)	7,653	4,825	10,387	13,244	5,880
Net charge-offs—non-FDIC acquired	16,212	17,119	24,309	55,031	33,804
Net charge-offs—FDIC acquired	1,609	2,501	2,355	26,069	11,475
Allowance for loan losses	181,179	128,762	133,626	136,171	124,881
Provision for loan losses	73,038	33,840	32,734	54,192	38,732
Ratios:
Nonperforming assets to loans + ORE and foreclosed assets	1.22%	1.06%	1.50%	2.19%	2.44%
Accruing loans 90 days past due as a percent of loans	0.05%	0.03%	0.08%	0.11%	0.05%
Nonperforming assets + accruing loans 90 days past due to loans + foreclosed assets	1.26%	1.10%	1.58%	2.31%	2.50%
Net charge-offs—non-FDIC acquired to average loans	0.11%	0.13%	0.21%	0.49%	0.40%
Allowance for loan losses to period-end loans	1.15%	0.93%	1.08%	1.18%	1.12%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	105.54%	137.96%	111.97%	81.40%	101.40%

(a)	Excludes tax-effected nonoperating expense items and securities transactions. See operating income calculation previously in Selected Financial Data.
(b)	Reported taxable equivalent (te) net interest income, excluding net purchase accounting adjustments, expressed as a percentage of average earning assets.
(c)	Noninterest expense as a percent of total revenue (te) before amortization of purchased intangibles, securities transactions and nonoperating expenses.
(d)	Calculated as Tier 1 capital divided by average total assets for leverage capital purposes.
(e)	Included in nonaccrual loans are $8.8 million, $7.0 million, $15.7 million, $3.0 million, and $2.5 million of nonaccruing restructured loans at December 31, 2015, 2014, 2013, 2012, and 2011, respectively. Total excludes acquired credit-impaired loans with an accretable yield.
(f)	Nonaccrual loans and accruing loans past due 90 days or more do not include acquired-impaired loans with an accretable yield.

Supplemental Asset Quality Information
(in thousands)	Originated Loans	Acquired Loans (a)	FDIC Acquired Loans (b)	Total
2015
Nonaccrual loans (c)	$156,721	$2,992	$—	$159,713
Restructured loans	4,297	—	—	4,297

Total nonperforming loans	161,018	2,992	—	164,010
ORE and foreclosed assets (d)	18,580	—	8,553	27,133

Total non-performing assets	$179,598	$2,992	$8,553	$191,143

Accruing loans 90 days past due	$7,653	$—	$—	$7,653
Allowance for loan losses	$158,026	$33	$23,120	$181,179

2014
Nonaccrual loans (c)	$71,296	$6,139	$2,102	$79,537
Restructured loans	8,971	—	—	8,971

Total nonperforming loans	80,267	6,139	2,102	88,508
ORE and foreclosed assets (d)	40,148	—	19,421	59,569

Total non-performing assets	$120,415	$6,139	$21,523	$148,077

Accruing loans 90 days past due	$4,564	$261	$—	$4,825
Allowance for loan losses	$97,701	$477	$30,584	$128,762

2013
Nonaccrual loans (c)	$74,341	$21,801	$3,544	$99,686
Restructured loans	8,765	507	—	9,272

Total nonperforming loans	83,106	22,308	3,544	108,958
ORE and foreclosed assets (d)	51,240	—	25,739	76,979

Total non-performing assets	$134,346	$22,308	$29,283	$185,937

Accruing loans 90 days past due	$3,298	$7,089	$—	$10,387
Allowance for loan losses	$78,885	$1,647	$53,094	$133,626

2012
Nonaccrual loans (c)	$103,429	$30,086	$4,100	$137,615
Restructured loans	11,673	4,764	—	16,437

Total nonperforming loans	115,102	34,850	4,100	154,052
ORE and foreclosed assets (d)	75,771	—	26,301	102,072

Total non-performing assets	$190,873	$34,850	$30,401	$256,124

Accruing loans 90 days past due	$13,244	$—	$—	$13,244
Allowance for loan losses	$78,774	$788	$56,609	$136,171

2011
Nonaccrual loans (c)	$83,306	$1,118	$18,846	$103,270
Restructured loans	14,003	—	—	14,003

Total nonperforming loans	97,309	1,118	18,846	117,273
ORE and foreclosed assets (d)	115,769	—	43,982	159,751

Total non-performing assets	$213,078	$1,118	$62,828	$277,024

Accruing loans 90 days past due	$5,880	$—	$—	$5,880
Allowance for loan losses	$83,246	$—	$41,635	$124,881

(a)	Loans which have been acquired and no allowance brought forward in accordance with acquisition accounting. Acquired-performing loans in pools with fully accreted purchase fair value discounts are reported as originated loans, resulting in changes in classification between periods.
(b)	Loans acquired in an FDIC-assisted transaction. Non-single family loss share agreement expired at 12/31/14. As of 12/31/15 and 12/31/14 $170.1 million and $196.7 million, respectively, in loans remain covered by the FDIC single family loss share agreement, providing considerable protection against credit risk.
(c)	Included in nonaccrual loans are $8.8 million, $7.0 million, $15.7 million, $3.0 million, and $2.5 million of nonaccruing restructured loans at December 31, 2015, 2014, 2013, 2012, and 2011, respectively. Total excludes acquired credit-impaired loans with an accretable yield.
(d)	ORE received in settlement of FDIC acquired loans is included with ORE from originated loans. ORE received in settlement of FDIC acquired loans includes $1.7 million of assets that remain covered under the single family FDIC loss share agreement, until the agreement expires.

Loans Outstanding
(in thousands)	Originated Loans	Acquired Loans (a)	FDIC Acquired Loans (b)	Total
2015
Commercial non-real estate loans	$6,930,453	$59,843	$5,528	$6,995,824
Construction and land development loans	1,139,743	5,080	7,127	1,151,950
Commercial real estate loans	3,220,509	176,460	15,582	3,412,551
Residential mortgage loans	1,887,256	27	162,241	2,049,524
Consumer loans	2,080,626	20	12,819	2,093,465

Total loans	$15,258,587	$241,430	$203,297	$15,703,314

Change in loan balance from previous year	$2,448,388	$(591,238)	$(49,112)	$1,808,038

2014
Commercial non-real estate loans	$5,917,728	$120,137	$6,195	$6,044,060
Construction and land development loans	1,073,964	21,123	11,674	1,106,761
Commercial real estate loans	2,428,195	688,045	27,808	3,144,048
Residential mortgage loans	1,704,770	2,378	187,033	1,894,181
Consumer loans	1,685,542	985	19,699	1,706,226

Total loans	$12,810,199	$832,668	$252,409	$13,895,276

Change in loan balance from previous year	$3,316,067	$(1,639,351)	$(106,257)	$1,570,459

2013
Commercial non-real estate loans	$4,113,837	$926,997	$23,390	$5,064,224
Construction and land development loans	752,381	142,931	20,229	915,541
Commercial real estate loans	2,022,528	967,148	53,165	3,042,841
Residential mortgage loans	1,196,256	315,340	209,018	1,720,614
Consumer loans	1,409,130	119,603	52,864	1,581,597

Total loans	$9,494,132	$2,472,019	$358,666	$12,324,817

Change in loan balance from previous year	$2,386,911	$(1,482,739)	$(157,157)	$747,015

2012
Commercial non-real estate loans	$2,713,385	$1,690,643	$29,260	$4,433,288
Construction and land development loans	665,673	295,151	28,482	989,306
Commercial real estate loans	1,548,402	1,279,546	95,146	2,923,094
Residential mortgage loans	827,985	486,444	263,515	1,577,944
Consumer loans	1,351,776	202,974	99,420	1,654,170

Total loans	$7,107,221	$3,954,758	$515,823	$11,577,802

Change in loan balance from previous year	$2,219,491	$(1,663,095)	$(155,620)	$400,776

2011
Commercial non-real estate loans	$1,525,409	$2,236,758	$38,063	$3,800,230
Construction and land development loans	540,806	603,371	118,828	1,263,005
Commercial real estate loans	1,259,757	1,656,515	82,651	2,998,923
Residential mortgage loans	487,147	734,669	285,682	1,507,498
Consumer loans	1,074,611	386,540	146,219	1,607,370

Total loans	$4,887,730	$5,617,853	$671,443	$11,177,026

Change in loan balance from previous year	$739,717	$5,617,853	$(137,708)	$6,219,862

(a)	Loans which have been acquired and no allowance brought forward in accordance with acquisition accounting. Acquired-performing loans in pools with fully accreted purchase fair value discounts are reported as originated loans, resulting in changes in classification between periods.
(b)	Loans acquired in an FDIC-assisted transaction. Non-single family loss share agreement expired at 12/31/14. As of 12/31/15 and 12/31/14, $170.1 million and $196.7 million, respectively, in loans remain covered by the FDIC single family loss share agreement, providing considerable protection against credit risk.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes and events in the financial condition and results of operations of Hancock Holding Company and our subsidiaries during 2015 and selected prior periods. This discussion and analysis is intended to highlight and supplement financial and operating data and information presented elsewhere in this Report, including the consolidated financial statements and related notes.

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

Forward-looking statements that we may make include, but may not be limited to, comments with respect to future levels of economic activity in our markets, including the impact of volatility of oil and gas prices on our energy portfolio and associated loan loss reserves and possible charge-offs, and the downstream impact on businesses that support the energy sector, especially in the Gulf Coast region, loan growth expectations, deposit trends, credit quality trends, net interest margin trends, future expense levels, success of revenue-generating initiatives, projected tax rates, future profitability, improvements in expense to revenue (efficiency) ratio, purchase accounting impacts such as net accretion levels, possible repurchases of shares under stock buyback programs, and the financial impact of regulatory requirements. The Company’s ability to accurately project results, predict the effects of future plans or strategies, or predict market or economic developments is inherently limited. Although the Company believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements. Factors that could cause actual results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to, those risk factors outlined in “Item 1A. Risk Factors.”

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

We define Operating Income as net income less tax-effected nonoperating expense items and securities transactions. Management believes this is a useful financial measure as it enables investors to assess the financial performance of our ongoing operations and compare the Company’s fundamental operational performance from period to period. A reconciliation of net income to operating income is included in “Item 6. Selected Financial Data.” The components of nonoperating expense are further discussed in the Noninterest Expense section of this item.

We define Pre-Tax, Pre-Provision Profit as taxable equivalent (te) net interest income and noninterest income less noninterest expense. Management believes that pre-tax, pre-provision profit is a useful financial measure because it enables investors and others to assess the Company’s ability to generate capital to cover credit losses through a credit cycle. A reconciliation of net income to pre-tax, pre-provision profit is included in “Item 6. Selected Financial Data.”

We define Core Net Interest Income as net interest income (te) excluding net purchase accounting accretion resulting from the fair market value adjustments related to the purchases of Peoples First in 2009 and Whitney in 2011. We define Core Net Interest Margin as reported (te) core net interest income expressed as a percentage of average earning assets. A reconciliation of reported net interest income to core net interest income and reported net interest margin to core net interest margin is included in the net interest income section of this item. Management believes that core net interest income and core net interest margin provide a useful measure to investors regarding the Company’s performance period over period as well as providing investors with assistance in understanding the success management has experienced in executing its strategic initiatives.

EXECUTIVE OVERVIEW

Recent Economic and Industry Developments

Energy Industry Impact

The price of WTI Crude Oil has dropped precipitously over the past eighteen months from approximately $105 per barrel in July 2014 to just over $37 per barrel on December 31, 2015. Likewise, the price of natural gas has experienced a similar percentage decline. During the second half of 2015 alone, the price of crude oil declined almost 40%. Both crude oil and natural gas prices have declined even further in early 2016 and there are no indications that there will be a quick recovery. The depth and duration of the current energy cycle has been deeper and longer than many industry analysts originally expected. This sustained downturn in crude oil and natural gas prices has had a substantial negative effect on a large number of energy-related companies, including a number of the Company’s customers.

At December 31, 2015, the Company’s loans to energy-related customers totaled approximately $1.6 billion, or 10% of its total loan portfolio. Total criticized loans in the energy portfolio increased approximately $375 million in 2015 to $451 million, or approximately 29% of the total energy portfolio. Criticized loans are defined as those having potential weaknesses that deserve management’s close attention (risk rated special mention, substandard and doubtful), including both accruing and nonaccrual loans. Nonaccruing energy loans totaled approximately $70 million at December 31, 2015 compared to none at December 31, 2014. The continued decline in oil and gas prices from international economic and geopolitical events with no indication of a quick recovery, coupled with declining collateral values related to specific credits within the energy portfolio, led management to increase the allowance for the energy portfolio during 2015 by $66.2 million to $78.2 million, or almost 5% of energy loans at December 31, 2015. At December 31, 2015, the total allowance for loan losses was $181.2 million compared to $128.8 million at December 31, 2014. The primary year-over-year increase in the allowance for loan losses was related to the energy portfolio.

Management is working to reduce the Company’s concentration in energy-related credits by reducing the balance of energy credits while implementing a number of initiatives to increase its nonenergy-related portfolio. In 2015, the Company increased its total loan portfolio by $1.8 billion, or 13%, while reducing its energy-related portfolio by approximately $144 million. We are expecting the continued decrease in the energy-related portfolio in 2016 as anticipated paydowns should more than offset any additional loans or advances.

The Company’s energy-related loan portfolio is diversified across a number of industries. It is comprised of loans to customers involved in both exploration and production and support services. Approximately $1.0 billion, or 64%, of the energy portfolio is with customers who provide transportation and other onshore and offshore services and products to support exploration and production activities. The remaining $600 million, or 36%, is to customers engaged in oil and gas exploration and production, 90% of which is supported by proved developed producing reserves. These customers are diversified across 12 primary basins in the U.S. and the Gulf of Mexico and by product line with approximately 60% in oil and 40% in gas. Borrowing base redeterminations for the reserve-based loans are completed twice a year and all borrowing bases were reviewed and appropriately adjusted in the second and fourth quarters of 2015.

Management continues to closely monitor the impact that the decrease in oil prices will have on the ability of the Company’s energy-related customers to service their debt. Part of the ongoing monitoring includes a review of customers’ balance sheets, leverage ratios, collateral values and other critical lending metrics. As new information becomes available, the Company could have additional risk rating downgrades. Management believes that if further risk rating downgrades occur, they could lead to additional loan loss provisions, a higher allowance for loan losses, and additional charge-offs. While management expects additional charge-offs in the portfolio, we continue to believe the impact of the energy cycle on the company will be manageable and capital will remain solid. Based upon information available today, management estimates that net charge-offs from the energy-related credits will approximate $50 to $75 million over the duration of the cycle. During 2015, the Company recorded net charge-offs of $3.8 million on energy-related credits.

Additionally, management is closely monitoring the impact that the depressed oil and gas prices are having on the local economies in the Company’s energy-dependent markets, particularly as it relates to our consumer and commercial real estate portfolios. Although the Company has not experienced any significant issues in these portfolios to date, we expect to experience some credit degradation in 2016, particularly in the consumer portfolio, which may require an increase in our allowance for loan losses.

Current Economic Environment

The Federal Reserve publishes its Summary of Commentary on Current Economic Conditions (the “Beige Book”) eight times a year, most recently on January 13, 2016. The Beige Book includes summaries from all 12 Banks in the Federal Reserve System. Reports from the Atlanta Bank and the Dallas Bank indicate continued improvement of economic activity throughout most of the Company’s market area. However, activity at energy-related businesses, which are concentrated mainly in the Company’s south Louisiana and Houston, Texas market areas, reported a decline in activity. This decline is expected to continue until oil prices recover. Tourism and convention activity, which is important to several of the Company’s market areas, showed record levels of activity in both leisure and business travel, and is expected to continue to grow in 2016 based on advanced booking reports. However, there was some concern about the strength of the dollar decreasing demand from international customers. Retail sales for the 2015 holiday season were positive, and motor vehicle sales continued to grow. Manufacturing activity has declined, with a decrease in orders of production; however, employment levels increased slightly. Most manufacturers within the Company’s footprint expect growth in production, except for the ones in the Houston market, which has had a significant decline in demand for products manufactured for the energy sector.

The real estate market for residential properties was flat to slightly up compared to the prior Beige Book, released November 30, 2015, with the exception of the Houston market, which reported sluggish levels of activity. Home sales are expected to remain flat or increase slightly over the next few months. However, the Houston market is expected to further weaken. New home construction activity has remained flat. Most builders had a positive outlook, expecting new home sales to be flat or show a slight increase. Commercial construction activity has improved modestly, with demand for apartment construction continuing to show robust growth.

Employment levels were mixed. Some areas reported stable or increasing employment, while others reported some scattered layoffs. The energy sector has experienced layoffs and the slowdown is causing layoffs in other supporting industries, including transportation, retail, and financial services. Pricing levels remained stable in most industries. However, some areas reported difficulties hiring and retaining employees for both high-skilled and low-skilled entry level positions. The Beige Book also noted that some companies had to increase pay in order to retain their employees.

Loan demand across most of the markets that the Company serves grew at a slightly lower pace since the last Beige Book report, and competition for quality borrowers remains strong. Both consumer auto lending and business loans to auto dealers increased. Commercial real estate continued to grow as a result of increased demand for multifamily housing. The outlook for increased growth was pessimistic, with markets citing increases in delinquencies in loans to oil and gas companies, with lower oil prices expected to continue for the foreseeable future.

The overall U.S. economy continued to expand, with almost all regions showing modest to moderate growth rates. Confidence in the prospect of a higher rate of sustained growth decreased slightly in regions with more significant energy presence due to anticipated low oil prices for the foreseeable future. Broader uncertainty surrounding regulation and the health of the international economy have also tapered economic outlooks for 2016.

Highlights of 2015 Financial Results

•	Loans increased $1.8 billion, or 13%

•	Deposits increased $1.8 billion, or 11%

•	Total revenue, excluding purchase accounting adjustments, increased $33.4 million, or 4%

•	Allowance for energy loans at December 31, 2015 was $78.2 million, or approximately 5% of energy loans

Net income for the year ended December 31, 2015 was $131.5 million, compared to $175.7 million in 2014. This decrease was mainly due to a $39 million increase in the provision for loan losses and a $51 million reduction in purchase accounting adjustments. Diluted earnings per share for 2015 were $1.64, a $0.46 decrease from 2014. Operating income, which excludes tax-effected nonoperating expenses and securities gains and losses, totaled $141.8 million, a $52 million, or 27%, decrease from 2014 due to the additional provision for loan and lease losses and reduction in purchase accounting adjustments. Diluted earnings per share on operating income were $1.77 for 2015, a $0.55 reduction from 2014.

The Company’s return on average assets (ROA) for 2015 was 0.62% compared to 0.90% for 2014, while the operating ROA was 0.67% in 2015, compared to 1.00% in 2014.

Reported net interest income (te) in 2015 totaled $639 million, a $27 million, or 4%, decrease from 2014, which is mainly the result of a $57 million decrease in net purchase accounting accretion partially offset by the impact from a $1.5 billion increase in average loans. The reported net interest margin decreased 54 basis points (bps) to 3.33% in 2015. The core net interest margin, which is calculated excluding total net purchase accounting adjustments, decreased 19 bps to 3.14% in 2015. The decrease in the core net interest margin resulted from a combination of a 10 basis point (bp) decrease in the core loan yield, excluding purchase accounting adjustments, and a 6 bp increase in the Company’s cost of funds. The decline in loan yield resulted from management’s strategy to increase net interest income and reduce loan concentrations in specific industries by making high quality loans to financially sound customers at competitive interest rates. The increase in the cost of funds was mainly attributable to management’s strategy of funding its loan growth primarily with core deposits which resulted in paying slightly higher rates on its interest–bearing deposits.

The provision for loan losses was $73.0 million in 2015 compared to $33.8 million in 2014, with the increase mostly attributable to the increase in the allowance for loan losses on energy credits. Net charge-offs from the non-FDIC acquired portfolio during 2015 were $16.2 million, or 0.11% of average total loans. This compares to the net non-FDIC acquired charge-offs of $17.1 million, or 0.13% of average total loans, in 2014.

At December 31, 2015, the allowance for loan losses was $181.2 million, or 1.15% of period-end loans, up $52 million from the previous year-end. The increase is primarily related to the energy portfolio. At December 31, 2015, loans in the Company’s energy segment totaled approximately $1.6 billion, or 10% of total loans. The energy segment is comprised of credits to both the E&P industry and support industries. At December 31, 2015, the reserve for the energy portfolio was $78.2 million, or approximately 5% of energy loans outstanding.

Nonperforming assets including nonaccrual loans, restructured loans, other real estate and foreclosed assets totaled $191.1 million at December 31, 2015, an increase of $43 million, or 29%, from December 31, 2014. The net increase in nonperforming loans was mainly due to five large energy-related loans that were downgraded and placed on nonaccrual in 2015. The Company’s nonperforming asset ratio representing nonperforming assets as a percentage of total loans, other real estate and foreclosed properties increased 16 basis points to 1.22% between December 31, 2014 and December 31, 2015.

Total assets at December 31, 2015 were $22.8 billion, up about $2.1 billion, or 10%, from the prior year-end. Total loans increased $1.8 billion, or 13%, during 2015. During 2015, net loan growth was experienced in all major products across the Company’s entire footprint, except energy, which decreased $144 million.

At December 31, 2015, total deposits were $18.3 billion, up approximately 11% from the end of 2014, as all deposit categories, except time deposits, reflected an increase. Noninterest-bearing demand deposits increased 22% to $7.3 billion, or 40% of total deposits at December 31, 2015. The increase in noninterest-bearing deposits reflects a change to the Company’s consumer product offering that resulted in the transfer of $1.2 billion from interest-bearing transaction and saving accounts during the fourth quarter of 2015. The product offering change included the introduction of a new suite of consumer checking products designed to specifically meet the changing needs of our customers. Total noninterest-bearing and interest-bearing transaction and savings deposits were up $1.6 billion, or 13%, in 2015.

The Company’s tangible common equity ratio was 7.62% at December 31, 2015, down 97 bps from the previous year-end due to asset growth and share repurchases further discussed in the Capital Resources section of this item.

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

Net interest income (te) for 2015 totaled $639 million, a $27 million, or 4%, decrease from 2014. The decrease resulted from a $57 million decline in net purchase accounting accretion. The net purchase accounting accretion resulted from the fair market value adjustments related to the purchases of Peoples First in 2009 and Whitney in 2011. This net accretion has decreased annually since 2012, as the purchased portfolios have declined, and is expected to be relatively insignificant going forward. Excluding the purchase accounting accretion, net interest income (te) increased $31 million, primarily due to $1.5 billion growth in average loans. Management has implemented a number of strategic initiatives to increase sustainable interest income to replace the decreasing amount of interest income from purchase accounting adjustments. These initiatives include, among other items, hiring experienced middle market commercial lenders in growing markets, expanding the Company’s product base in areas such as specialty financing, lease financing and health care, opening business banking centers specifically designed for commercial customers and a number of programs designed to increase our retail and mortgage lending customer base.

The reported net interest margin declined 54 bps to 3.33% in 2015. The net interest margin is the ratio of net interest income (te) to average earnings assets. The core net interest margin was approximately 3.14% in 2015, down 19 bps from 2014. With the December 2015 Federal Open Market Committee’s decision to increase the Federal Funds target rate by 25 bps, management currently expects the core net interest margin to increase slightly in 2016 as the Company is marginally asset sensitive which means a greater amount of our interest earning assets are subject to re-pricing sooner than our interest-bearing liabilities. The sections on Asset/Liability Management and Net Interest Income at Risk in this section provide additional information regarding the Company’s management of interest rate risk and potential impact from changes in interest rates, respectively.

The overall reported yield on earning assets was 3.62% in 2015, down 47 bps from 2014. The reported loan portfolio yield was 4.13% in 2015 compared to 4.71% in 2014. Excluding the impact from purchase accounting accretion, the loan yield decreased 10 bps to 3.86%. The decrease in the loan yield is partially related to management’s desire to increase net interest income and reduce loan concentrations in specific industries by making high quality loans to financially sound customers at competitively attractive interest rates. The reported tax equivalent yield on the investment securities portfolio decreased 12 bps from 2014, reflecting lower yields in mortgage-backed securities and collateralized mortgage obligations (CMOs).

The cost of funding earning assets increased 6 bps to 0.28% in 2015. The overall rate paid on interest-bearing deposits was up 7 bps from 2014 to 0.31% in 2015 as the Company’s strategic initiatives implemented during late 2014 and the first half of 2015 to grow deposits to fund loan growth resulted in slightly higher rates paid for its interest-bearing deposits. Borrowing costs increased 29 bps from 1.08% in 2014 to 1.37% in 2015. This increase was attributable to the Company’s $150 million issuance of long-term subordinated debt. The debt was issued on March 9, 2015 at a rate of 5.95% to repurchase a portion of the Company’s common stock and to provide additional Tier 2 regulatory capital. Interest-free funding sources, including noninterest-bearing demand deposits, funded approximately 35% of average earnings assets in both 2015 and 2014.

Net interest income (te) for 2014 was down $26 million, or 4%, from 2013 mainly due to a $41 million decrease in net purchase accounting adjustments. Excluding purchase accounting adjustments, net interest income (te) increased by $15.6 million due to a $752 million increase in average earning assets, an improved earning asset mix, and a 3 bp decrease in the cost of funding earning assets.

The reported net interest margin declined 33 bps to 3.87% in 2014. The core margin was 3.33% in 2014, down 6 bps from 2013.

The overall reported yield on earning assets in 2014 was down 36 bps from 2013 as the reported loan portfolio yield declined 74 bps. Excluding the impact from purchase accounting accretion, the loan yield decreased 26 bps. The reported tax equivalent yield on the investment securities portfolio increased 17 bps from 2013, reflecting higher yields in CMOs and mortgage-backed securities from a decrease in premium amortization as prepayments decreased. The mix of average earning assets improved in 2014, as the proportion of loans increased to 75% of earnings assets compared to 71% in 2013 with corresponding declines in both investment securities and short-term investments.

The cost of funding earning assets declined to 0.22% in 2014, down 3 bps from 2013. The overall rate paid on interest-bearing deposits declined 1 bp from 2013 to 0.24% in 2014 as the Company was able to replace approximately $212 million of higher cost time deposits and public fund deposits with lower cost interest-bearing transaction and saving deposits. Borrowing costs decreased 37 bps from 1.45% in 2013 to 1.08% in 2014. This decrease was mainly attributable to a June 2014 early redemption of $115 million in fixed rate repurchase obligations bearing an average rate of 3.43%. The early redemption reduced borrowing costs by approximately $1.8 million during the second half of 2014. Interest-free funding sources, including noninterest-bearing demand deposits, funded almost 35% of average earnings assets in 2014 and 34% in 2013.

The factors contributing to the changes in net interest income (te) for 2015, 2014, and 2013 are presented in Tables 1 and 2. Table 1 shows average balances and related interest and rates and provides a reconciliation of reported and core net interest income and net interest margin (NIM). Table 2 details the effects of changes in balances (volume) and rates on net interest income in 2015 and 2014.

TABLE 1. Summary of Average Balances, Interest and Rates (te)(a)

	Years Ended December 31,
	2015			2014			2013
($ in millions)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Assets
Interest-Earnings Assets:
Commercial & real estate loans (TE)	$10,595.2	$419.1	3.95%	$9,508.1	$430.2	4.52%	$8,477.6	$430.3	5.08%
Residential mortgage loans	1,960.4	81.2	4.14	1,791.9	82.7	4.61	1,637.2	100.9	6.16
Consumer loans	1,877.7	95.4	5.08	1,638.9	94.7	5.78	1,585.4	103.2	6.51
Loan fees & late charges		(.1)			2.4			3.5

Loans (te) (b)	14,433.3	595.6	4.13	12,938.9	610.0	4.71	11,700.2	637.8	5.45
Loans held for sale	18.1	.7	3.74	16.5	.7	4.28	25.0	.9	3.53
Investment securities:
U.S. Treasury and government agency securities	197.3	3.1	1.57	145.2	2.3	1.62	28.1	.6	2.16
Mortgage-backed securities and collateralized mortgage obligations	3,804.0	83.5	2.19	3,450.9	79.6	2.31	3,870.2	81.3	2.10
Municipals
Taxable	108.5	3.7	3.46	101.6	3.6	3.52	87.1	3.3	3.73
Nontaxable (te)	90.9	5.3	5.81	104.8	5.9	5.66	146.2	7.1	4.85
Other securities	7.5	.2	2.76	14.2	0.3	2.22	8.5	.2	2.44

Total investment in securities (te) (c)	4,208.2	95.8	2.28	3,816.7	91.7	2.40	4,140.1	92.5	2.23
Short-term investments	513.7	1.2	.24	423.4	1.0	.23	578.6	1.4	.24

Total earning assets (te)	19,173.3	693.3	3.62%	17,195.5	703.4	4.09%	16,443.9	732.6	4.45%

Nonearning assets:
Other assets	2,209.8			2,370.9			2,623.0
Allowance for loan losses	(133.5)			(129.6)			(137.9)

Total assets	$21,249.6			$19,436.8			$18,929.0

Liabilities and Stockholders’ Equity
Interest-bearing Liabilities:
Interest-bearing transaction and savings deposits	$6,877.4	$12.9	.19%	$6,173.7	$6.7	.11%	$5,962.1	$6.0	.10%
Time deposits	2,207.4	15.6	.70	2,053.5	12.8	.62	2,350.5	14.9	.63
Public funds	1,844.8	5.4	.30	1,531.0	3.7	.24	1,410.7	3.3	.23

Total interest-bearing deposits	10,929.6	33.9	.31	9,758.2	23.2	.24	9,723.3	24.2	.25

Repurchase agreements	539.2	0.2	.03	688.7	1.9	.27	763.3	4.4	.58
Other short-term borrowings	486.0	0.9	.19	317.0	0.5	.15	42.7	0.1	.21
Long-term debt	482.7	19.5	4.04	379.7	12.5	3.30	389.2	12.8	3.28

Total interest-bearing liabilities	12,437.4	54.5	.44%	11,143.6	38.1	.34%	10,918.5	41.5	.38%

Noninterest-bearing:
Noninterest bearing deposits	6,195.2			5,641.8			5,393.9
Other liabilities	174.2			176.5			230.0
Stockholders’ equity	2,442.8			2,474.9			2,386.6

Total liabilities & stockholders’ equity	$21,249.6			$19,436.8			$18,929.0

Net interest income and margin (te)		$638.8	3.33%		$665.3	3.87%		$691.1	4.20%

Net earning assets and spread	$6,735.9		3.18%	$6,051.9		3.75%	$5,525.4		4.07%

Interest cost of funding earning assets			.28%			.22%			.25%

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains or losses on available for sale securities.

Reconciliation of Reported to Core Net Interest Income and Margin

	Years Ended December 31,
($ in millions)	2015	2014	2013
Net interest income (te)	$638.8	$665.3	$691.1
Purchase accounting adjustments
Loan discount accretion	38.9	97.7	144.7
Bond premium amortization	(3.8)	(5.4)	(11.5)
CD premium accretion	—	.2	.7

Total net purchase accounting adjustments	35.1	92.5	133.9

Net interest income (te)—core	$603.7	$572.8	$557.2

Average earning assets	$19,173.3	$17,195.5	$16,443.9
Net interest margin—reported	3.33%	3.87%	4.20%
Net purchase accounting adjustments	.19%	.54%	.81%

Net interest margin—core	3.14%	3.33%	3.39%

TABLE 2. Summary of Changes in Net Interest Income (te)(a) (b)

	2015 Compared to 2014			2014 Compared to 2013
	Due to Change in		Total Increase (Decrease)	Due to Change in		Total Increase (Decrease)
(in thousands)	Volume	Rate		Volume	Rate
Interest Income (te)
Commercial & real estate loans (TE)	$46,242	$(57,437)	$(11,195)	$49,303	$(49,366)	$(63)
Residential mortgage loans	7,396	(8,896)	(1,500)	8,874	(27,082)	(18,208)
Consumer loans	12,887	(12,202)	685	3,394	(11,857)	(8,463)
Loan fees & late charges	—	(2,533)	(2,533)		(1,046)	(1,046)

Loans (te) (c)	66,525	(81,068)	(14,543)	61,571	(89,351)	(27,780)
Loans held for sale	64	(94)	(30)	(337)	163	(174)
Investment securities:
U.S. Treasury and government agency securities	819	(68)	751	1,931	(189)	1,742
Mortgage-backed securities and collateralized mortgage obligations	7,875	(3,977)	3,898	(9,264)	7,476	(1,788)
Municipals
Taxable	239	(64)	175	515	(196)	319
Nontaxable (te)	(804)	147	(657)	(2,215)	1,065	(1,150)
Other securities	(172)	64	(108)	127	(20)	107

Total investment in securities (te) (c)	7,957	(3,898)	4,059	(8,906)	8,136	(770)
Short-term investments	216	72	288	(356)	(82)	(438)

Total earning assets (te)	74,762	(84,988)	(10,226)	51,972	(81,133)	(29,162)

Interest-bearing transaction and savings deposits	843	5,303	6,146	218	514	732
Time deposits	1,005	1,743	2,748	(1,855)	(235)	(2,090)
Public funds	837	921	1,758	287	119	406

Total interest-bearing deposits	2,685	7,967	10,652	(1,350)	398	(952)

Repurchase agreements	(338)	(1,375)	(1,713)	(399)	(2,171)	(2,570)
Other interest-bearing liabilities	297	134	431	419	(30)	389
Long-term debt	3,818	3,165	6,983	(312)	85	(227)

Total interest expense	6,462	9,891	16,353	(1,642)	(1,718)	(3,360)

Net interest income (te) variance	$68,300	$(94,879)	$(26,579)	$53,614	$(79,416)	$(25,802)

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Amounts shown as due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.
(c)	Includes nonaccrual loans.

Provision for Loan Losses

The provision for loan losses was $73.0 million in 2015 compared to a provision of $33.8 million in 2014. The provision for non-FDIC acquired loans in 2015 was $76.1 million, compared to $34.8 million in 2014. The increase from prior year reflects a $66.2 million increase in the allowance for the energy portfolio as discussed more fully in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Allowance for Loan and Lease Losses.” The provision for the FDIC acquired portfolio was a credit of almost $3.1 million, compared to a credit of $0.9 million in 2014. The credits to provision in both years for the FDIC acquired portfolio were primarily due to reductions in expected losses.

“Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Allowance for Loan and Lease Losses” provides additional information on changes in the allowance for loans losses and general credit quality. Certain differences in the determination of the allowance for loan losses for originated loans and for acquired performing loans and acquired impaired loans (which includes all covered loans) are described in Note 1 to the consolidated financial statements.

Noninterest Income

Noninterest income for 2015 totaled $237 million, a $9.3 million, or 4%, increase from 2014. A $6.4 million decrease in amortization of the FDIC loss share receivable and an increase in income from secondary mortgage operations were partially offset by a decrease in service charge income.

Table 3 presents the components of noninterest income for the prior three years along with the percentage changes between years:

TABLE 3. Noninterest Income

($ in thousands)	2015	% Change	2014	% Change	2013
Service charges on deposit accounts	$72,813	(5)%	$77,006	(3)%	$79,000
Trust fees	45,627	2	44,826	17	38,186
Bank card and ATM fees	46,480	3	45,031	(2)	45,939
Investment and annuity fees	20,669	2	20,291	4	19,574
Secondary mortgage market operations	12,579	57	8,036	(36)	12,543
Insurance commissions and fees	8,567	(10)	9,473	(40)	15,804
Amortization of loss share receivable	(5,747)	53	(12,102)	(441)	(2,239)
Income from bank-owned life insurance	10,881	5	10,314	(8)	11,223
Credit-related fees	11,057	(1)	11,121	27	8,724
Income from derivatives	2,745	67	1,645	(65)	4,675
Gain on sales of assets	186	(85)	1,279	(34)	1,932
Safety deposit box income	1,758	(4)	1,830	(5)	1,923
Other miscellaneous income	9,334	1	9,249	6	8,754
Securities transactions	335	n/m	—	(100)	105

Total noninterest income	$237,284	4%	$227,999	(7)%	$246,143

Amortization of the FDIC loss share receivable amounted to $5.7 million in 2015 compared to $12.1 million in 2014. Amortization of the FDIC loss share receivable reflects a reduction in the amount of expected reimbursements under the loss sharing agreements due to lower loss projections for the related FDIC acquired loan pools. Accounting for the loss share receivable is described in Note 1 to the consolidated financial statements. The 2015 amortization decrease is primarily related to the expiration of FDIC coverage on the non-single family portfolio in December 2014. The loss share agreement covering the single family portfolio expires in December 2019.

Fees from secondary mortgage operations totaled $12.6 million in 2015, up $4.5 million, or 57%, from a year earlier. The increase is attributable to both an increased level of mortgage loan production and selling a higher percentage of loans in the secondary market. Mortgage loan production increased approximately 24% in 2015 compared to 2014 with the percentage of loan production sold in the secondary market increasing from 25% in 2014 to 38% in 2015. Secondary mortgage operations fee income is generated from selling certain types of originated single-family mortgage loans into the secondary market in an effort to provide mortgage products for our customers while managing interest rate risk and liquidity. These loans are originated by the Company through its branch network. The Company typically sells its longer-term fixed-rate loans while retaining in the portfolio the majority of its adjustable rate loans as well as loans generated through certain programs to support customer relationships including programs for high net worth individuals and non-builder construction loans. The ultimate amount of loans sold in the secondary market relative to the amount retained by the Company is a management decision made as part of the Company’s ALCO process. The Company implemented a number of initiatives during the second half of 2015 to increase its mortgage loan production and fee income from secondary mortgage operations in 2016 including an expanded sales force with originators that specialize in loans sold in the secondary market and streamlined operations that will add efficiencies to the mortgage origination process.

Trust and investment and annuity fees totaled $66.3 million in 2015, a $1.2 million, or 2%, increase over 2014. The 2015 fee growth came from virtually all product lines.

Bank card and ATM fees totaled $46.5 million in 2015, up $1.4 million, or 3% compared to 2014. Bank card and ATM fees include income from credit card, debit card and ATM transactions, and merchant service fees. Growth in both consumer and business card accounts resulting from product and delivery platform enhancements was the primary factor in the 2015 increase. These enhancements, including smart phone payment functionality and improved on-line management tools, as well as additional product enhancements planned in 2016, are expected to result in continued increases in credit card and merchant fees in 2016.

Insurance commissions and fees decreased $0.9 million, or 10%, from 2014 primarily from the full year impact of selling certain business lines during the second quarter of 2014. Additionally, in the third quarter of 2015, the Company elected to exit its title insurance operation to focus on more profitable areas. The title insurance operation contributed approximately $1 million in fee income annually. Management expects a slight decrease in insurance commissions and fees in 2016 from the full year impact of this strategic decision.

Service charges on deposit accounts were down $4.2 million, or 5% from 2014, primarily due to a decrease in overdraft charges related to a decline in overdraft/nonsufficient funds occurrences. This decline was mostly due to an increase in average balances per account in the consumer noninterest-bearing portfolio, a reduction in the number of consumer accounts resulting from branch closings and sales, and higher customer usage of our overdraft protection product. The Company implemented a number of initiatives in late 2014 and throughout 2015 to grow deposit balances and the related service charges as part of its general strategy of growing revenue. Management believes these initiatives will result in an increased level of service charges over time.

Noninterest income for 2014 totaled $228 million, an $18.1 million, or 7%, decrease from 2013. Decreases related to increased amortization of the FDIC loss share receivable, reduced fees resulting from the sale of certain insurance business lines in the second quarter, and a decrease in income from secondary mortgage operations were the primary factors in the decline in noninterest income.
Fees from secondary mortgage operations totaled $8.0 million in 2014, down $4.5 million, or 36%, from a year earlier. During 2014, single family loan originations decreased 24% as refinancing activity was down almost 57% from 2013, consistent with national trends. The decline in fee income in 2014 reflects a 36% reduction in loans sold into the secondary market from the lower level of originations.

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

Bank card and ATM fees totaled $45.0 million in 2014, down 2% compared to 2013. Commercial card fees were up $2.4 million, or 41% as a result of various strategic initiatives during 2014 to increase card usage, including specific commercial card enhancements. This increase is offset by a decrease in ATM fee income due in part to the closing of approximately 50 branches in 2013 and 2014 as part of the Company’s branch rationalization program.

During the second quarter of 2014, the Company sold its property and casualty and group benefits insurance intermediary business. The business lines sold contributed approximately 50% of the Company’s 2013 insurance commissions and fees. As a result of the sale, insurance commissions and fees were down $6.3 million, or 40% compared to 2013.

Service charges on deposit accounts were down $2.0 million, or 3% from 2013, primarily due to a decrease in overdraft charges.

Credit-related fee income increased $2.4 million, or 27% in 2014 as compared to 2013. These fees primarily consist of standby letter of credit and unused loan commitment fees. This growth in fee income is primarily a result of additional loan facilities in 2014.

Noninterest Expense

Noninterest expense for 2015 totaled $620 million, up $13.0 million, or 2%, compared to 2014. Excluding nonoperating expenses, noninterest expense increased $22.4 million, or 4%, to $603 million in 2015 compared to 2014. The largest components of this increase are personnel, data processing, advertising, regulatory, and professional services expense. The increases in these categories are mainly attributable to supporting the revenue and deposit growth initiatives implemented during 2014 and 2015.

During 2014 and 2015, management shifted its strategy regarding expenses. From the time of its acquisition of Whitney in 2011 through 2013, the Company implemented a number of initiatives aimed primarily at expense reductions through improving the Company’s infrastructure, streamlining its operation and generally improving its operating efficiency. These strategic initiatives included, among other items, a branch rationalization program that resulted in closing or selling over 50 branches during 2013 and 2014, a bank charter consolidation, selling certain insurance business lines, increasing automation through enhancing systems, and restructuring various support units within the organization to enhance operating efficiency. These initiatives resulted in a $59 million reduction in operating expenses during 2014 compared to 2013. Although the Company continues to work to improve its efficiencies, management implemented a number of initiatives beginning in the last half of 2014 and throughout 2015 aimed at growing revenue and increasing core deposits. These included hiring additional middle market lenders in growing markets, enhancing our product offering in areas such as equipment and lease financing, card services and private banking, opening new branches designed specifically to attract new commercial customers and tailoring our marketing efforts to grow core business lines. As a result, the Company’s 2015 net revenue, excluding purchase accounting adjustments, increased $33.4 million, or 4%, in 2015 compared to 2014, while operating expenses in personnel, data processing, advertising, and professional services in 2015 increased moderately. Management believes that these initiatives will continue to increase revenue in future periods.

Table 4 presents the components of noninterest expense for the prior three years, along with the percentage changes between years. The first schedule of Table 4 presents operating expenses by component and the second schedule identifies nonoperating expenses by component.

TABLE 4. Noninterest Expense

($ in thousands)	2015	% Change	2014	% Change	2013
Employee compensation	$277,412	3%	$269,249	(5)%	$282,420
Employee benefits	54,708	7	51,253	(21)	64,847

Total personnel expense	332,120	4	320,502	(8)	347,267
Net occupancy expense	44,788	3	43,476	(11)	48,847
Equipment expense	15,481	(8)	16,862	(15)	19,885
Data processing expense	55,484	8	51,279	6	48,364
Professional services expense	28,287	10	25,755	(25)	34,114
Amortization of intangibles	24,184	(10)	26,797	(9)	29,470
Telecommunications and postage	14,126	(4)	14,640	(16)	17,432
Deposit insurance and regulatory fees	16,736	41	11,872	(20)	14,914
Other real estate expense, net	2,740	(1)	2,758	(66)	8,036
Advertising	11,211	29	8,702	(15)	10,281
Ad valorem and franchise taxes	10,498	—	10,492	8	9,727
Printing and supplies	4,851	13	4,310	(16)	5,112
Insurance expense	3,482	(11)	3,919	(4)	4,094
Travel	5,329	31	4,057	(13)	4,663
Entertainment and contributions	6,723	17	5,762	9	5,265
Tax credit investment amortization	8,513	(3)	8,817	22	7,219
Other expense	18,861	(10)	20,980	(18)	25,581

Total noninterest expense (excluding nonoperating expense)	603,414	4	580,980	(9)	640,271
Nonoperating expense	16,241	(37)	25,686	(32)	38,003

Total noninterest expense	$619,655	2%	$606,666	(11)%	$678,274

Total personnel expense was up $11.6 million, or 4%, in 2015 compared to 2014 due to both staff increases and merit raises. The number of full-time equivalent employees grew by 127 in 2015 mostly due to the Company’s revenue initiatives. Employee benefits expense was up $3.5 million, or 7%. The most significant factors contributing to this increase are a $1.3 million increase in retirement-related expense and a $0.6 million increase in employee relocation expense.

Data processing expense was up $4.2 million, or 8%, primarily related to a $1.2 million increase in debit and credit card processing activity and a $2.5 million increase in computer processing charges representing the full year impact of infrastructure and delivery channel improvements made during 2014.

Professional services expense increased $2.5 million, or 10%, from 2014, primarily due to a $4.4 million increase in consulting fees related to revenue initiatives. Advertising expense increased $2.5 million, or 29%, in 2015 compared to 2014 as the Company launched a number of marketing campaigns specifically designed to target revenue and deposit growth. Deposit insurance and regulatory fees increased $4.9 million or 41%, from 2014 primarily due to higher premiums resulting from asset growth and credit deterioration.

Nonoperating expenses decreased $9.4 million, or 37%, from 2014. These reductions in expenses are primarily related to the Company’s expense and efficiency initiative. They include such items, among others, as lease buy-outs, branch and equipment disposition costs and severance packages from the branch rationalization project, settlement of an FDIC assessment related to loss claim reimbursement amounts, early termination fees on repurchase obligations, and severance costs associated with organizational restructuring.

The components of nonoperating expense:

(in thousands)	2015	2014	2013
Personnel	$1,421	$7,794	$9,215
Net occupancy expense	54	120	7
Equipment expense	13	91	141
Data processing expense	106	90	3
Professional services expense	11,911	7,466	5,243
Telecommunications and postage	1	36	—
Advertising	14	235	118
Printing and supplies	—	240	—
Travel	2	9	53
Tax credit investment amortization	—	—	3,562
Other expense	2,719	9,605	19,661

Total nonoperating expense	$16,241	$25,686	$38,003

Noninterest expense for 2014 totaled $607 million, down $72 million, or 11%, compared to 2013. Excluding nonoperating expenses, noninterest expense decreased $59 million, or 9%, to $581 million in 2014 compared to 2013. The decrease in expenses was a result of the Company’s general expense reduction strategic initiative implemented in early 2013. The focus of the strategic expense initiative was to reduce quarterly operating expense by $12.5 million ($50 million annualized) between the first quarter of 2013 and the fourth quarter of 2014. The Company achieved its expense reduction target in the second quarter of 2014. Nonoperating expenses declined $12.3 million to $25.7 million in 2014 compared to 2013.

Total personnel expense totaled $321 million in 2014, a $27 million, or 8%, decrease from 2013. The $13.2 million, or 5%, decrease in employee compensation was related to the expense and efficiency initiative as the number of full-time equivalent employees at December 31, 2014 was down by almost 200 to 3,794. In addition to the reduction in salary costs, employee benefits expense was down $13.6 million, or 21%, primarily from actuarial gains on the pension plan in 2013 related to higher long-term interest rates at year-end 2013 and strong plan asset performance. Also contributing to the reduction in benefit costs was the decrease in the number of full-time equivalent employees.

Occupancy and equipment expenses decreased a combined $8.4 million, or 12% from 2013, primarily due to the branch closures noted above.

Data processing expense was up $2.9 million, or 6%, primarily related to increased debit and credit card activity. Professional services expense decreased $8.4 million, or 25%, from 2013, primarily from a $2.5 million reduction in legal and other professional fees related to special credits and a $1 million reduction in outside accounting and auditing expense as the Company began to transition its internal audit function in-house. Deposit insurance and regulatory fees decreased $3.0 million or 20% from 2013 due, in part, to the charter consolidation.

Other real estate expense decreased $5.3 million, or 66%, from 2013 as the Company experienced a much lower level of valuation adjustments and losses on disposal of properties as real estate prices stabilized.

Nonoperating expenses decreased $12.3 million, or 32%, from 2013. These expenses were incurred in connection with the Company’s expense and efficiency initiative as described above. The decrease from 2013 to 2014 represents a reduction in these types of expenses as a majority of the initiatives related to the branch rationalization project were completed during 2013 and early 2014, including the cost associated with the closing or selling of approximately 38 branches in 2013, compared to 15 in 2014.

Income Taxes

The Company recorded income tax expense at an effective rate of 23% in 2015, 27% in 2014 and 24% in 2013. Management expects the effective tax rate for 2016 to be in the range of 26% to 28%. Hancock’s effective tax rates have varied from the 35% federal statutory rate primarily because of tax-exempt income and tax credits. Interest income on bonds issued by or loans to state and municipal governments and authorities, and earnings from the bank-owned life insurance program are the major components of tax-exempt income. The main source of tax credits has been investments in tax-advantaged securities and tax credit projects. These investments are made primarily in the markets the Company serves and are directed at tax credits issued under the Qualified Zone Academy Bonds (QZAB), Qualified School Construction Bonds (QSCB), as well as Federal and State New Market Tax Credit (NMTC) and Low-Income Housing Tax Credit (LIHTC) programs. The investments generate tax credits which reduce current and future taxes and are recognized when earned as a benefit in the provision for income taxes. Table 5 reconciles reported income tax expense to that computed at the statutory federal tax rate for each year in the three-year period ended December 31.

TABLE 5. Income Taxes

	Years Ended December 31,
(in thousands)	2015	2014	2013
Taxes computed at statutory rate	$59,418	$84,766	$75,553
Tax credits:
QZAB/QSCB	(2,983)	(3,171)	(3,176)
NMTC—Federal and State	(9,273)	(12,954)	(10,594)
LIHTC	(129)	(452)	(925)
Other tax credits	(110)	—	(1,048)

Total tax credits	(12,495)	(16,577)	(15,743)
State income taxes, net of federal income tax benefit	2,595	4,649	2,352
Tax-exempt interest	(7,849)	(6,301)	(6,487)
Bank owned life insurance	(3,798)	(3,554)	(3,926)
Goodwill reduction related to asset sale	—	1,112	—
Other, net	433	2,370	761

Income tax expense	$38,304	$66,465	$52,510

During 2008, 2011 and 2013, the Company’s Community Development Entity (CDE) was awarded three federal NMTC allocations totaling $148 million. In addition to investing in federal and state NMTC projects through its own CDE, the Company has invested in projects in other unrelated CDEs. Since 2008, the Company has invested in NMTC projects generating approximately $101 million in federal and state tax credits. Federal tax credits from NMTC investments are recognized over a seven-year period, while recognition of the benefits from state tax credits vary from three to five years.

The Company intends to continue making investments in tax credit projects and qualified bonds. However, its ability to access new credits will depend upon, among other factors, federal and state tax policies and the level of competition for such credits. Based only on tax credit investments that have been made to date, the Company expects to realize benefits from federal and state tax credits over the next three years totaling $10.0 million, $9.0 million and $7.5 million for 2016, 2017 and 2018, respectively.

BALANCE SHEET ANALYSIS

Investment Securities

Our investment in securities was $4.5 billion at December 31, 2015, compared to $3.8 billion at December 31, 2014. The investment security portfolio is managed by ALCO to assist in the management of interest rate risk and liquidity while providing an acceptable rate of return to the Company.

Our securities portfolio consists mainly of residential mortgage-backed securities and CMOs that are issued or guaranteed by U.S. government agencies. We invest only in high quality securities of investment grade quality with a targeted duration, for the overall portfolio, generally between two and five. At December 31, 2015, the average expected maturity of the portfolio was 4.90 years with an effective duration of 3.89 and a weighted-average yield of 2.27%. At December 31, 2014, the average expected maturity of the portfolio was 4.38 years with an effective duration of 3.51 and a weighted-average yield of 2.29%.

There were no investments in securities of a single issuer, other than U.S. Treasury and U.S. government agency securities and mortgage-backed securities issued or guaranteed by U.S. government agencies that exceeded 10% of stockholders’ equity. We do not invest in subprime or “Alt A” home mortgage-backed securities. Investments classified as available for sale are carried at fair value with held to maturity securities carried at amortized cost. Unrealized holding gains on available for sale securities are excluded from net income and are recognized, net of tax, in other comprehensive income and in AOCI, a separate component of stockholders’ equity.

At December 31, 2015, the amortized cost of securities available for sale totaled $2.1 billion and securities held to maturity totaled $2.4 billion compared to $1.6 billion and $2.2 billion, respectively, at December 31, 2014.

The amortized cost of securities at December 31, 2015 and 2014 was as follows:

TABLE 6. Securities by Type

	December 31,
(in thousands)	2015	2014
Available for sale securities
U.S. Treasury and government agency securities	$135	$300,207
Municipal obligations	39,410	13,995
Mortgage-backed securities	1,750,168	1,217,293
CMOs	291,085	88,093
Corporate debt securities	3,500	3,500
Equity securities	2,447	8,673

	$2,086,745	$1,631,761

Held to maturity securities
U.S. Treasury and government agency securities	$50,000	$—
Municipal obligations	185,890	180,615
Mortgage-backed securities	1,014,135	899,923
CMOs	1,120,363	1,085,751

	$2,370,388	$2,166,289

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

The amortized cost, yield and fair value of debt securities at December 31, 2015, by final contractual maturity, were as follows:

TABLE 7. Debt Securities Maturities by Type

	Contractual Maturity
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total	Fair Value	Weighted Average Yield (te)	Expected Average Maturity Years
Available for sale
U.S. Treasury and government agency securities	$—	$135	$—	$—	$135	$134	1.53%	2.0
Municipal obligations	7,149	5,552	26,709	—	39,410	39,607	2.85%	6.2
Mortgage-backed securities	85	43,851	296,182	1,410,050	1,750,168	1,758,373	2.52%	5.7
CMOs	34,073	19,804	—	237,208	291,085	289,033	1.92%	3.6
Other debt securities	1,500	2,000	—	—	3,500	3,500	1.81%	0.9

Total debt securities	$42,807	$71,342	$322,891	$1,647,258	$2,084,298	$2,090,647	2.44%	5.4

Fair Value	$41,901	$72,447	$330,327	$1,645,972	$2,090,647

Weighted Average Yield	1.72%	2.72%	2.84%	2.37%	2.44%

Held to maturity
U.S. Treasury and government agency securities	$—	$50,000	$—	$—	50,000	$49,590	1.67%	4.1
Municipal obligations	13,468	87,291	78,977	6,154	185,890	188,199	3.74%	5.6
Mortgage-backed securities	—	—	16,852	997,283	1,014,135	1,028,131	1.87%	5.2
CMOs	99,828	293,024	41,192	686,319	1,120,363	1,109,931	2.12%	3.6

Total debt securities	$113,296	$430,315	$137,021	$1,689,756	$2,370,388	$2,375,851	2.12%	4.5

Fair Value	$111,710	$425,060	$136,244	$1,702,837	$2,375,851

Weighted Average Yield	2.37%	2.27%	2.62%	2.03%	2.12%

Loan Portfolio

Total loans at December 31, 2015 were $15.7 billion, an increase of $1.8 billion, or 13%, from December 31, 2014. During 2015, net growth occurred in all geographies and significant products, with the exception of energy, which decreased approximately $144 million, or 8%. The loan growth resulted from a number of initiatives implemented during the second half of 2014 and 2015 designed to increase revenue. These initiatives included, among other items, hiring experienced middle market commercial lenders in growing markets, such as Houston, expanding the Company’s product base in specialty and lease financing and healthcare, and opening business banking centers specifically designed for commercial customers. As part of its product base expansion initiative, the Company opened a loan production office in Nashville, Tennessee during the fourth quarter of 2015, hired a team of bankers with significant healthcare lending experience and purchased approximately $185 million in healthcare loans. The Nashville team is working with lenders throughout the Company to better offer our financial products and services across our footprint to the growing healthcare industry. Management expects loans to increase approximately 5%-7% from December 31, 2015 to December 31, 2016.

The composition of our loan portfolio distinguished among loans originated, acquired and FDIC acquired for the periods indicated, follows:

Table 8. Loans Outstanding by Type

	December 31,
(in thousands)	2015	2014	2013	2012	2011
Originated loans:
Commercial non-real estate	$6,930,453	$5,917,728	$4,113,837	$2,713,385	$1,525,409
Construction and land development	1,139,743	1,073,964	752,381	665,673	540,806
Commercial real estate	3,220,509	2,428,195	2,022,528	1,548,402	1,259,757
Residential mortgages	1,887,256	1,704,770	1,196,256	827,985	487,147
Consumer	2,080,626	1,685,542	1,409,130	1,351,776	1,074,611

Total originated loans	$15,258,587	$12,810,199	$9,494,132	$7,107,221	$4,887,730

Acquired loans:
Commercial non-real estate	$59,843	$120,137	$926,997	$1,690,643	$2,236,758
Construction and land development	5,080	21,123	142,931	295,151	603,371
Commercial real estate	176,460	688,045	967,148	1,279,546	1,656,515
Residential mortgages	27	2,378	315,340	486,444	734,669
Consumer	20	985	119,603	202,974	386,540

Total acquired loans	$241,430	$832,668	$2,472,019	$3,954,758	$5,617,853

FDIC acquired loans:
Commercial non-real estate	$5,528	$6,195	$23,390	$29,260	$38,063
Construction and land development	7,127	11,674	20,229	28,482	118,828
Commercial real estate	15,582	27,808	53,165	95,146	82,651
Residential mortgages	162,241	187,033	209,018	263,515	285,682
Consumer	12,819	19,699	52,864	99,420	146,219

Total FDIC acquired loans	$203,297	$252,409	$358,666	$515,823	$671,443

Total loans:
Commercial non-real estate	$6,995,824	$6,044,060	$5,064,224	$4,433,288	$3,800,230
Construction and land development	1,151,950	1,106,761	915,541	989,306	1,263,005
Commercial real estate	3,412,551	3,144,048	3,042,841	2,923,094	2,998,923
Residential mortgages	2,049,524	1,894,181	1,720,614	1,577,944	1,507,498
Consumer	2,093,465	1,706,226	1,581,597	1,654,170	1,607,370

Total loans	$15,703,314	$13,895,276	$12,324,817	$11,577,802	$11,177,026

Originated loans include all loans not included in the acquired and FDIC acquired loan portfolios described below. Acquired loans are those purchased in the Whitney acquisition on June 4, 2011, including loans that were performing satisfactorily at the date (acquired-performing) and loans acquired with evidence of credit deterioration (acquired-impaired). Acquired-performing loans are transferred to originated loans at the time the purchase accounting discount is fully accreted. Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date without carryover of any allowance for loan losses. FDIC acquired loans are those purchased in the Peoples First transaction in 2009, which were all classified as acquired impaired. Certain differences in the accounting for originated loans and for acquired performing and acquired impaired loans (which include all FDIC acquired loans) are described in Note 3 to the consolidated financial statements.

Originated commercial non-real estate loans were up $1.0 billion, or 17%, since December 31, 2014. The $1.0 billion increase included net loan growth of $460 million in the municipal loan portfolio, $55 million in the lease financing portfolio and $497 million in the commercial and industrial (C&I) portfolio. The net growth in the C&I portfolio included the $185 million purchase of healthcare related loans and a $144 million decrease in the energy portfolio. All regions across the footprint reported net growth in commercial non-real estate loans, with the most significant in the Company’s market areas in Alabama, central Florida, and Baton Rouge, Louisiana.

The Company’s commercial non-real estate customer base is diversified over a range of industries, including energy, wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, healthcare, financial and professional services, and agricultural production. Loans outstanding to energy industry customers totaled approximately $1.58 billion, or 10% of total loans, at December 31, 2015. This represents a decrease of $144 million from December 31, 2014. Approximately $1.0 billion, or 64%, of the energy portfolio is with customers who provide transportation and other onshore and offshore services and products to support exploration and production activities. The remaining $0.6 billion, or 36%, of the portfolio is to customers engaged in oil and gas exploration and production, 90% of which is supported by proved developed producing reserves. These customers are diversified across 12 primary basins in the U.S. and the Gulf of Mexico and by product line with approximately 60% in oil and 40% in gas. Our commercial non-real estate lending is mainly to middle-market and smaller commercial entities, although we do participate in larger shared-credit loan facilities with businesses well known to the relationship officers and generally operating in the Company’s market areas. Shared credits funded at December 31, 2015 totaled approximately $2.0 billion, of which approximately $1.0 billion was with energy customers.

Originated construction and development (C&D) and commercial real estate (CRE) loans, which include loans on both income-producing and owner-occupied properties, increased a combined $858 million during 2015. Approximately $465 million, or 54%, of the growth represents transfers from the acquired-performing portfolio from pools whose discount was fully accreted. The remaining increase reflects the funding of existing commitments as well as new business across the Company’s footprint and covers a variety of retail, multi-family residential, commercial and other projects.

Originated residential mortgages were up $182 million during 2015, and originated consumer loans increased $395 million over this period. The increase in mortgage loans is due to the Company’s desire to keep mortgage loans meeting certain criteria, such as private banking loans and one-time close construction loans, in its portfolio. The increase in consumer loans reflects an increase in the direct, indirect and credit card portfolios.

The portfolio of acquired Whitney loans has declined $591 million since December 31, 2014, with a $528 million decline in the commercial real estate and C&D categories, $60 million in commercial non-real estate loans, and $3 million in the residential mortgage and consumer loans categories. These declines reflect maturities, monthly amortization and transfers of acquired performing loans to the originated category. There were no significant trends underlying the reduction in the commercial non-real estate category, and, as noted earlier, the Company continues its relationship with many of the commercial customers who have paid down their loans since the acquisition. Other reductions in acquired C&D and CRE categories, as well as the residential mortgage and consumer categories, reflected mainly normal repayment and refinancing activity.

FDIC acquired loans are loans acquired in the December 2009 acquisition of Peoples First, which were covered by loss share agreements between the FDIC and the Company. Total FDIC acquired loans at December 31, 2015 were down $49 million from December 31, 2014. These reductions reflect repayments, charge-offs and foreclosures. The non-single family loss share agreement expired in December 2014. As of December 31, 2015, $170.1 million in loans remain covered by the FDIC single family loss share agreement, providing considerable protection against credit risk. The FDIC single family loss share agreement will expire in December 2019. The FDIC acquired portfolio will continue to decline over time.

The following table shows average loans by category for each of the prior three years and the effective taxable-equivalent yield the percentage of total loans:

Table 9. Average Loans

	Years Ended December 31,
	2015			2014			2013
($ in thousands)	Balance	Yield (te)	Pct of total	Balance	Yield (te)	Pct of total	Balance	Yield (te)	Pct of total
Total loans:
Commercial non-real estate	$6,250,796	3.56%	43%	$5,401,992	3.68%	41%	$4,613,075	4.08%	39%
Construction and land development	1,105,348	4.43%	8%	1,047,753	6.44%	8%	965,237	8.91%	8%
Commercial real estate	3,239,070	4.56%	22%	3,058,355	5.36%	24%	2,899,317	5.50%	25%
Residential mortgages	1,960,420	4.14%	14%	1,791,859	4.61%	14%	1,637,236	6.16%	14%
Consumer	1,877,733	5.08%	13%	1,638,910	5.78%	13%	1,585,353	6.51%	14%

Total loans	$14,433,367	4.13%	100%	$12,938,869	4.71%	100%	$11,700,218	5.45%	100%

The following table sets forth, for the periods indicated, the approximate contractual maturity by type of the loan portfolio:

TABLE 10. Loans Maturities by Type

December 31, 2015	Maturity Range
(in thousands)	Within One Year	After One Through Five Years	After Five Years	Total
Total loans:
Commercial non-real estate	$1,794,185	$3,783,027	$1,418,612	$6,995,824
Construction and land development	532,459	476,011	143,480	1,151,950
Commercial real estate	401,935	1,630,646	1,379,970	3,412,551
Residential mortgage loans	126,527	53,829	1,869,168	2,049,524
Consumer loans	156,700	770,017	1,166,748	2,093,465

Total loans	$3,011,806	$6,713,530	$5,977,978	$15,703,314

The sensitivity to interest rate changes of the portion of our loan portfolio that matures after one year is shown below:

TABLE 11. Loans Sensitivity to Changes in Interest Rates

	December 31, 2015
(in thousands)	Fixed rate	Floating rate	Total
Total loans:
Commercial non-real estate	$2,232,987	$2,968,652	$5,201,639
Construction and land development	208,192	411,299	619,491
Commercial real estate	1,972,201	1,038,415	3,010,616
Residential mortgage loans	1,153,316	769,681	1,922,997
Consumer loans	1,001,087	935,678	1,936,765

Total loans	$6,567,783	$6,123,725	$12,691,508

Nonperforming Assets

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, troubled debt restructurings and other real estate owned (ORE) and foreclosed assets. Loans past due 90 days or more and still accruing are also disclosed. Certain disaggregated information was not available for the commercial non-real estate, construction and land development, and commercial real estate loan categories for years prior to 2012. In these instances, combined information for these categories is provided under the caption “Commercial loans.”

TABLE 12. Nonperforming Assets

	December 31,
(in thousands)	2015	2014	2013	2012	2011
Loans accounted for on a nonaccrual basis: (a)
Commercial loans	$—	$—	$—	$—	$73,255
Commercial non-real estate loans	83,677	14,248	8,705	21,511	—
Commercial non-real estate loans—restructured	5,066	1,263	4,654	1,756	—

Total commercial non-real estate loans	88,743	15,511	13,359	23,267	73,255

Construction and land development loans	15,993	5,187	8,770	29,623	—
Construction and land development loans—restructured	1,301	2,378	7,930	11,608	—

Total construction and land development loans	17,294	7,565	16,700	41,231	—

Commercial real estate loans	19,066	26,017	37,369	46,969	—
Commercial real estate loans—restructured	1,750	2,602	3,091	1,050	—

Total commercial real estate loans	20,816	28,619	40,460	48,019	—

Residential mortgage loans	23,082	21,348	22,255	17,285	25,043
Residential mortgage loans—restructured	717	746	—	1,364	—

Total residential mortgage loans	23,799	22,094	22,255	18,649	25,043

Consumer loans	9,061	5,748	6,912	6,449	4,972

Total nonaccrual loans	$159,713	$79,537	$99,686	$137,615	$103,270

Restructured loans—still accruing
Commercial loans	—	—	—	—	12,812
Commercial non-real estate loans	—	424	2,323	6,722	—
Construction and land development loans	20	4,905	3,298	6,236	—
Commercial real estate loans	4,111	3,580	3,144	2,930	—
Residential mortgage loans	106	54	507	549	1,191
Consumer loans	60	8	—	—	—

Total restructured loans—still accruing	4,297	8,971	9,272	16,437	14,003

ORE and foreclosed assets	27,133	59,569	76,979	102,072	159,751

Total nonperforming assets (b)	$191,143	$148,077	$185,937	$256,124	$277,024

Loans 90 days past due still accruing	$7,653	$4,825	$10,387	$13,244	$5,880

Total restructured loans	$13,131	$15,960	$24,947	$32,215	$14,003

Ratios:
Nonperforming assets to loans plus
ORE and foreclosed assets	1.22%	1.06%	1.50%	2.19%	2.44%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	105.54%	137.96%	111.97%	81.40%	101.40%
Loans 90 days past due still accruing to loans	0.05%	0.03%	0.08%	0.11%	0.05%

(a)	Nonaccrual loans and accruing loans past due 90 days or more do not include acquired credit-impaired loans which were written down to fair value upon acquisition and accrete interest income the remaining life of the loan.
(b)	Includes total nonaccrual loans, total restructured loans—still accruing and ORE and foreclosed assets.

Nonperforming assets totaled $191.1 million at December 31, 2015, compared to $148.1 million at December 31, 2014. The net increase in nonperforming loans was mainly due to five large energy-related loans totaling approximately $70 million, which were downgraded and placed on nonaccrual during 2015. Nonperforming assets as a percent of total loans, ORE and foreclosed assets was 1.22% at December 31, 2015, compared to 1.06% at December 31, 2014.

Nonaccrual loans were $159.7 million at December 31, 2015, an increase of $80.2 million from December 31, 2014. The majority of this increase occurred in commercial non-real estate loans. There were no FDIC acquired loans accounted for using the cost recovery method and reported as nonaccrual at December 31, 2015 and $2.1 million at December 31, 2014. Acquired-performing loans subsequently placed in nonaccrual status totaled $3.0 million at December 31, 2015 and $6.1 million at December 31, 2014.

Loans modified in troubled debt restructurings (TDRs) totaled $13.1 million at December 31, 2015 compared to $16.0 million at December 31, 2014. These totals included $8.8 million and $7.0 million, respectively, of loans reported in nonaccrual loans. TDRs arise when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and, consequently, a modification that would otherwise not be considered is granted to the borrower. Certain loans modified in a TDR may continue to accrue interest, depending on the individual facts and circumstances of the borrower.

ORE and foreclosed assets decreased a net $32.4 million during 2015 totaling $27.1 million at year-end. At December 31, 2015, the Company’s balance of ORE and foreclosed properties included approximately $3.5 million from the transfer of branches closed as a result of the Company’s branch rationalization initiative and $1.7 million in properties covered under the FDIC single family loss share agreement. The decrease from the prior year is a result of a stable to improving economy that has allowed the Company to dispose of ORE and foreclosed assets at a rate faster than new foreclosures have occurred.

Allowance for Loan and Lease Losses

Management, with Board of Directors oversight, is responsible for maintaining an effective loan review system, which includes an effective risk rating system that identifies, monitors, and addresses asset quality problems in an accurate and timely manner. The allowance is evaluated for adequacy on at least a quarterly basis. For a discussion of this process, see Note 1 to the consolidated financial statements located in “Item 8. Financial Statements and Supplementary Data.”

At December 31, 2015, the allowance for loan losses was $181.2 million compared with $128.8 million at December 31, 2014. The increase in the allowance for loan losses was primarily related to the energy portfolio. Pricing pressures on oil that started during the summer of 2014 continued throughout 2015, leading to additional deteriorating performance by industry participants and downward migration of risk ratings. The Company’s balance of criticized commercial loans increased by a net $350.6 million, or approximately 85%, from December 31, 2014, to $761.0 million at December 31, 2015. Approximately $375.0 million, or 107%, of the increase was from energy-related credits. As of December 31, 2015, criticized loans in the energy portfolio were $451 million, or approximately 29% of the energy portfolio. Additionally, nonaccruing energy loans totaled approximately $70 million at December 31, 2015 compared to none at December 31, 2014. Due to the continued decline in oil and gas prices from international economic and geopolitical events with no indication of a quick recovery, the stress on the Company’s energy-related credit metrics and updates to the qualitative factors related to energy, the allowance for the energy portfolio increased approximately $66.2 million from the beginning of the year to $78.2 million, or 5% of the energy portfolio at December 31, 2015.

The Company has been lending to the energy sector for over 60 years using disciplined underwriting standards and has enjoyed long-term relationships with many of its customers. These customers have experienced management in place who have demonstrated the ability to successfully manage through previous economic downturns. The Company’s reserve-based lending practices are generally limited to “proved reserves” and our customers are diversified across a number of basins in the United States and Gulf of Mexico. Borrowing base redeterminations are completed twice a year and all borrowing bases were reviewed and appropriately adjusted in the second and fourth quarters of 2015. The Company’s loans to the energy support sector are typically made to customers with low to moderate leverage, strong balance sheets and experienced management.

The following table provides a breakout of the Company’s allowance for loan losses for the energy portfolio, allocated by sector at December 31, 2015.

Energy Allowance for Loan Losses by Sector

(in millions)	Outstanding Balance	Allowance for Loan and Lease Losses	Allowance for Loan and Lease Losses as a % of Loans
Upstream (reserve-based lending)	$567	$12.7	2.24%
Midstream	105	0.7	0.67%
Support—drilling	258	33.1	12.82%
Support—nondrilling	650	31.7	4.88%

Total	$1,580	$78.2	4.95%

Management continues to closely monitor the potential impact that the decrease in oil prices over the past eighteen months will have on the ability of the Company’s energy-related loan customers to service their debt. Part of the ongoing monitoring includes a review of customers’ balance sheets, leverage ratios, collateral values and other critical lending metrics. As new information becomes available, the Company could have additional risk rating downgrades. Management believes that if further risk rating downgrades occur, they could lead to additional loan loss provisions, a higher allowance for loan losses, and additional charge-offs. However, management does not believe any resulting losses will be significant enough to put our capital levels at risk. Based upon information available today, management estimates that net charge-offs from the energy-related credits will approximate $50 to $75 million over the duration of the cycle. During 2015, the Company recorded net charge-offs of $3.8 million on energy-related credits.

The ratio of the allowance for loan losses as a percent of period-end loans was 1.15% at December 31, 2015, compared to 0.93% at December 31, 2014. The allowance maintained on the originated portion of the loan portfolio totaled $158.0 million, or 1.04% of related loans, at December 31, 2015, compared to $97.7 million, or 0.76%, at December 31, 2014.

The Company recorded a total provision for loan losses during 2015 of $73.0 million, compared to $33.8 million in 2014. The increase in the provision was mainly from the energy portfolio. The net impact on provision expense from the FDIC acquired portfolio was a $3.1 million credit in 2015 and a $0.9 million credit in 2014.

Net charge-offs from the non-FDIC acquired loan portfolio during 2015 were $16.2 million, or 0.11%, of average total loans. This compares to net non-FDIC acquired charge-offs of $17.1 million, or 0.13% of average total loans, for the year ended December 31, 2014. Net charge-offs on the FDIC acquired portfolio totaled $1.6 million in 2015 compared to $2.5 million in 2014.

The following table sets forth activity in the allowance for loan losses for the periods indicated. In the tables, commercial loans encompass commercial non-real estate loans, construction and land development loans and commercial real estate loans for years where the detail is not available.

TABLE 13. Summary of Activity in the Allowance for Loan Losses

	At and For The Years Ended December 31,
(in thousands)	2015	2014	2013	2012	2011
Allowance for loan losses at beginning of period	$128,762	$133,626	$136,171	$124,881	$81,997

Loans charged-off:
Non-FDIC acquired loans (a):
Commercial	—	—	—	42,277	43,654
Commercial non-real estate	6,934	6,813	6,671	—	—
Construction and land development	2,424	4,770	10,312	—	—
Commercial real estate	1,482	3,579	5,525	—	—
Residential mortgages	1,635	2,285	2,297	6,275	2,634
Consumer	16,688	14,055	18,094	16,208	12,500

Total non-FDIC acquired charge-offs	29,163	31,502	42,899	64,760	58,788

FDIC acquired loans:
Commercial	—	—	—	29,947	11,100
Commercial non-real estate	1,427	221	1,071	—	—
Construction and land development	410	148	1,244	—	—
Commercial real estate	2,743	5,350	4,414	—	—
Residential mortgages	772	1,008	1,532	—	—
Consumer	143	1,270	1,250	1,094	375

Total FDIC acquired charge-offs	5,495	7,997	9,511	31,041	11,475

Total charge-offs	34,658	39,499	52,410	95,801	70,263

Recoveries of loans previously charged-off:
Non-FDIC acquired loans (a):
Commercial	—	—	—	5,375	20,006
Commercial non-real estate	3,342	3,047	5,790	—	—
Construction and land development	2,179	4,000	1,676	—	—
Commercial real estate	2,405	1,678	3,359	—	—
Residential mortgages	687	644	1,936	324	1,091
Consumer	4,338	5,014	5,829	4,030	3,887

Total non-FDIC acquired recoveries	12,951	14,383	18,590	9,729	24,984

FDIC acquired loans:
Commercial	—	—	—	4,894	—
Commercial non-real estate	1,704	485	90	—	—
Construction and land development	910	3,138	735	—	—
Commercial real estate	992	1,441	6,158	—	—
Residential mortgages	84	1	13	—	—
Consumer	196	431	160	78	—

Total FDIC acquired recoveries	3,886	5,496	7,156	4,972	—

Total recoveries	16,837	19,879	25,746	14,701	24,984

Net charge-offs—non-FDIC acquired	16,212	17,119	24,309	55,031	33,804
Net charge-offs—FDIC acquired	1,609	2,501	2,355	26,069	11,475

Total net charge-offs	17,821	19,620	26,664	81,100	45,279

Provision for loan losses—FDIC acquired before FDIC benefit	(5,855)	(20,010)	(1,160)	41,021	52,437
(Benefit) provision attributable to FDIC loss share agreement	2,800	19,084	8,615	(38,198)	(49,431)
Provision for loan losses—non-FDIC acquired loans	76,093	34,766	25,279	51,369	35,726

Provision for loan losses, net	73,038	33,840	32,734	54,192	38,732
Increase (decrease) in FDIC loss share receivable	(2,800)	(19,084)	(8,615)	38,198	49,431

Allowance for loan losses at end of period	$181,179	$128,762	$133,626	$136,171	$124,881

Ratios:
Gross charge-offs—non-FDIC acquired to average loans	0.20%	0.24%	0.37%	0.57%	0.69%
Recoveries—non-FDIC acquired to average loans	0.09%	0.11%	0.16%	0.09%	0.29%
Net charge-offs—non-FDIC acquired to average loans	0.11%	0.13%	0.21%	0.49%	0.40%
Allowance for loan losses to period-end loans	1.15%	0.93%	1.08%	1.18%	1.12%

(a)	Non-FDIC acquired loans includes originated and acquired loans.

An allocation of the loan loss allowance by major loan category is set forth in the following table. The increase in the allowance for commercial non-real estate loans is primarily attributable to the energy-related portfolio discussed above. The changes in the allowance allocated to the residential mortgage and consumer categories in 2012 and 2013 reflect mainly changes in the estimate of impairment on pools of FDIC acquired loans within these categories.

TABLE 14. Allocation of Loan Loss by Category

	2015		2014		December 31, 2013		2012		2011
($ in thousands)	Allowance for Loan Losses	% of Total Allowance	Allowance for Loan Losses	% of Total Allowance	Allowance for Loan Losses	% of Total Allowance	Allowance for Loan Losses	% of Total Allowance	Allowance for Loan Losses	% of Total Allowance
Total loans:
Commercial	$—	—	$—	—	$—	—	$77,969	72	$78,414	72
Commercial non-real estate	109,428	60	51,169	40	37,017	28	—	—	—	—
Construction and land development	5,642	3	6,421	5	8,845	7	—	—	—	—
Commercial real estate	15,899	9	21,082	16	31,612	23	—	—	—	—
Residential mortgages	25,353	14	28,660	22	34,881	26	39,080	14	13,918	14
Consumer	24,857	14	21,430	17	21,271	16	19,122	14	32,549	14

	$181,179	100	$128,762	100	$133,626	100	$136,171	100	$124,881	100

Short-Term Investments

Short-term liquidity investments, including interest-bearing bank deposits and federal funds sold, decreased $237 million from December 31, 2014 to a total of $566 million at December 31, 2015. The decrease occurred in interest-bearing bank deposits. Short-term liquidity assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors. See the Liquidity section for further discussion regarding the Company’s liquidity management process.

Deposits

Total deposits at December 31, 2015 were $18.3 billion, up $1.8 billion, or 11%, from December 31, 2014 with increases in several categories as the Bank continued the deposit growth initiatives implemented in the second quarter of 2014. The Company was able to fund its 2015 loan growth almost entirely with deposit growth. In the fourth quarter of 2015, the Company redesigned its deposit product offerings, resulting in a transfer of approximately $1.2 billion of balances from interest-bearing transaction accounts to noninterest-bearing demand deposits. The Company’s product offering changes included a new suite of consumer products designed specifically to meet the changing needs of our customers. The new noninterest-bearing accounts include enhanced features such as identity theft protection, credit file monitoring and more customer-friendly pricing based upon relationship balances and direct deposit activity. Although management anticipates some minor attrition or migration to other interest-bearing products in a rising interest rate environment, we believe that customers will judge that the additional benefits provided in the new product suite offset the interest foregone from these traditionally low-yielding products.

As of December 31, 2015 noninterest-bearing deposits totaled $7.3 billion. In addition to the $1.2 billion shift mentioned above, noninterest-bearing deposits increased approximately $131 million, or 2%, over the prior year. The proportion of noninterest-bearing deposits in the overall deposit mix increased to 40% at year-end 2015 compared to 36% at the end of 2014.

Net of the shift related to the deposit product redesign, interest-bearing transaction and savings accounts increased $1.4 billion, or 21%, primarily due to an increase in both personal and business money market accounts driven by various deposit growth initiatives such as product enhancements, delivery channel upgrades and additional marketing efforts. Also driving the increase was a shift of Eurodollar deposits from time deposits to interest-bearing transaction accounts, as the Company discontinued offering that product during the fourth quarter of 2015. Interest-bearing public fund deposits at December 31, 2015 increased $271 million, or 14%, compared to December 31, 2014 as public fund money market accounts were up over $200 million. Year-end public fund account balances are subject to annual fluctuations dependent upon a number of factors, including the timing of tax collections. Seasonal cash inflows from public entities in the fourth quarter of each year typically results in higher balances than at other times during the year with subsequent reductions beginning in the first quarter of the following year.

Time deposits at December 31, 2015 decreased $62 million, or 3%, from December 31, 2014. The decrease is primarily due to the discontinuation of the Eurodollar deposit product, partially offset by the issuance of $361 million in brokered deposits. The Company will occasionally use brokered deposits as a funding source subject to strict parameters regarding the amount, interest rate and maturity. There were no brokered deposits outstanding at December 31, 2014.

Average total deposits for 2015 compared to the prior year were up $1.7 billion, or 11%. Trends in average deposits generally followed the same pattern as end-of-period changes. Management expects customers will continue to hold funds in no or low-cost transaction accounts until rates begin to rise significantly, at which time customers may seek higher yielding investments.

Table 15 shows average balances and weighted-average rates paid on deposits for each year in the three-year period ended December 31, 2015 as well as the percentage of total deposits for each category. Table 16 shows the maturities of time certificates of deposits greater than $250,000 at December 31, 2015.

TABLE 15. Average Deposits

	2015			2014			2013
($ in millions)	Balance	Rate	Mix	Balance	Rate	Mix	Balance	Rate	Mix
Interest-bearing deposits:
Interest-bearing transaction deposits	$3,454.2	.14%	20%	$3,297.6	.12%	21%	$3,441.1	.13%	22%
Money market deposits	3,529.2	.36	21	2,676.6	.22	17	2,258.5	.18	15
Savings deposits	1,572.7	.01	9	1,619.0	.02	11	1,600.0	.02	11
Overnight treasury management deposits	317.3	.24	2	417.0	.27	3	386.0	.28	3
Time deposits (including Public Funds CDs)	2,056.2	.74	12	1,748.0	.68	11	2,037.7	.69	13

Total interest-bearing deposits	10,929.6	.31%	64	9,758.2	.24%	63	9,723.3	.25%	64

Noninterest bearing demand deposits	6,195.2		36	5,641.8		37	5,394.2		36

Total deposits	$17,124.8		100%	$15,400.0		100%	$15,117.5		100%

TABLE 16. Maturity of Time Certificates of Deposit greater than or equal to $250,000*

(in thousands)	December 31 2015
Three months	$147,470
Over three months through six months	147,149
Over six months through one year	121,545
Over one year	158,296

Total	$574,460

*	Includes public fund time deposits

Short-Term Borrowings

Table 17 shows balances of short-term borrowings for each of the past three years, which consist of federal funds purchased, securities sold under agreements to repurchase and borrowings from the FHLB. Customer repurchase agreements are a significant source of such borrowings in each year. These agreements are offered mainly to commercial customers to assist them with their ongoing cash management strategies or to provide a temporary investment vehicle for their excess liquidity pending redeployment for corporate or investment purposes. While customer repurchase agreements provide a recurring source of funds to the Bank, the amounts available over time can be volatile.

The $900 million of FHLB borrowings at December 31, 2015 consist of four $225 million variable-rate term notes, two maturing in 2017 and two maturing in 2020. These notes reprice monthly and may be re-paid at the Company’s option, either in whole or in-part, on any monthly re-pricing date subject to a two week advanced notice requirement. All other FHLB borrowings held had stated maturities of three months or less.

The weighted-average interest rate paid on securities sold under agreements to repurchase decreased 24 bps from 0.27% in 2014 to 0.03% in 2015. This decrease is primarily attributable to the June 2014 early redemption of $115 million in fixed rate repurchase obligations with an average interest rate of 3.43%. The early redemption reduced borrowing costs by approximately $1.8 million during the second half of 2014, and $3.9 million in 2015.

TABLE 17. Short-Term Borrowings

	Years Ended December 31,
($ in thousands)	2015	2014	2013
Federal funds purchased:
Amount outstanding at period-end	$10,100	$12,000	$7,725
Average amount outstanding during period	15,992	12,196	32,960
Maximum amount at any month-end during period	13,675	12,000	37,320
Weighted-average interest at period-end	0.13%	0.13%	0.13%
Weighted-average interest rate during period	0.26%	0.25%	0.22%

Securities sold under agreements to repurchase:
Amount outstanding at period-end	$513,544	$624,573	$650,235
Average amount outstanding during period	539,169	688,704	763,259
Maximum amount at any month-end during period	609,671	816,617	797,615
Weighted-average interest at period-end	0.03%	0.03%	0.64%
Weighted-average interest rate during period	0.03%	0.27%	0.58%

FHLB borrowings:
Amount outstanding at period-end	$900,000	$515,000	$—
Average amount outstanding during period	469,973	304,781	9,863
Maximum amount at any month-end during period	900,000	565,000	—
Weighted-average interest at period-end	0.32%	0.12%	—
Weighted-average interest rate during period	0.18%	0.15%	0.18%

Other Borrowings

In the first quarter of 2015, the Company issued $150 million of 30-year subordinated debt at a fixed rate of 5.95%. The majority of the proceeds were used to complete a stock repurchase program approved in 2014 with the remainder to be used for general corporate purchases. Subject to prior approval by the Federal Reserve, the Company may redeem the notes in whole or in part on any interest payment date on or after June 15, 2020. This debt qualifies as Tier 2 capital in the calculation of certain regulatory capital ratios.

The Company also entered into a 3-year senior unsecured single draw term-note facility totaling $125 million in December 2015. This facility bears interest based on LIBOR plus 1.50% per annum and requires quarterly principal payments of $4.5 million. The borrowing may be prepaid in whole or in part at any time prior to the December 18, 2018 maturity date without premium or penalty, subject to reimbursement of certain lenders’ costs. The proceeds from this facility were used to repay the remaining $123.2 million balance of the term note payable maturing in December 2015.

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

Commitments to extend credit include revolving commercial credit lines, non-revolving loan commitments issued mainly to finance the acquisition and development of construction of real property or equipment, and credit card and personal credit lines. The availability of funds under commercial credit lines and loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract, which may include the maintenance of sufficient collateral coverage levels, payment and financial performance, and compliance with other contractual conditions. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Credit card and personal credit lines are generally subject to adjustment or cancellation if the borrower’s credit quality deteriorates. A number of commercial and personal credit lines are used only partially or, in some cases, not at all before they expire, and the total commitment amounts do not necessarily represent future cash requirements of the Company.

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

The following table shows the commitments to extend credit and letters of credit at December 31, 2015 and 2014 according to expiration date.

TABLE 18. Loan Commitments and Letters of Credit

		Expiration Date
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
December 31, 2015
Commitments to extend credit	$5,937,701	$2,763,727	$1,229,194	$1,252,254	$692,526
Letters of credit	375,227	216,198	127,362	31,106	561

Total	$6,312,928	$2,979,925	$1,356,556	$1,283,360	$693,087

		Expiration Date
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
December 31, 2014
Commitments to extend credit	$5,700,546	$2,727,328	$1,115,936	$1,311,249	$546,033
Letters of credit	414,408	254,295	58,490	98,140	3,483

Total	$6,114,954	$2,981,623	$1,174,426	$1,409,389	$549,516

ENTERPRISE RISK MANAGEMENT

The Company proactively manages risks to capture opportunities and maximize shareholder value. The Company balances revenue generation and profitability with the inherent risks of its business activities. Enterprise risk management helps protect shareholder value by assessing, monitoring, and managing the risks associated with our businesses. Strong risk management practices enhance decision-making, facilitate successful implementation of new initiatives, and where appropriate, support undertaking greater levels of well-managed risk to drive growth and achieve strategic objectives. The Company’s risk management culture integrates a board-approved risk appetite with senior management direction and governance to facilitate the execution of the Company’s strategic plan. This integration ensures the daily management of risks by product types and continuous corporate monitoring of the levels of risk across the Company. The Company makes changes to its enterprise risk management program and risk governance framework as described here at the direction of senior management and the Board of Directors to capture opportunities and to respond to changes in its strategic, business, and operational environments.

Risk Categories and Definitions

Consistent with other participants in the financial services industry, the primary risk exposures of the Company are credit, market, liquidity, operational, legal, reputational, and strategic. The Company has adopted these seven risk categories as outlined by the Federal Reserve Board and other bank regulators to govern the risk management of banks and bank holding companies. The Company assigns oversight responsibility for these categories within its risk committee governance structure. The risk categories are:

•	Credit risk arising from the potential that a borrower or counterparty will fail to perform on an obligation.

•	Market risk is the risk to a financial institution’s condition resulting from adverse movements in market rates or prices, such as interest rates, foreign exchange rates, or equity prices.

•

Liquidity risk is the potential that an institution will be unable to meet its obligations as they come due because of an inability to liquidate assets or obtain adequate funding (referred to as “funding liquidity risk”) or that it cannot easily unwind or offset specific exposures without significantly lowering market prices because of inadequate market depth or market disruptions (“market liquidity risk”).

•

Operational risk is the potential that inadequate information systems, operational problems, breaches in internal controls, breaches in customer data, fraud, or unforeseen catastrophes will result in unexpected losses. Consistently and interchangeably for the Company, Basel II defines this risk as the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. The Company assesses compliance risk as a subcategory of operational risk.

•	Legal risk is the potential that unenforceable contracts, lawsuits, or adverse judgments can disrupt or otherwise negatively affect the operations or condition of a banking organization.

•

Reputational risk is the potential that negative publicity regarding an institution’s business practices, whether true or not, will cause a decline in the customer base, costly litigation, or revenue reductions. The Company also recognizes its reputation with shareholders and associates are important factors of reputational risk.

•

Strategic risk is the risk to current or anticipated earnings, capital, or franchise or enterprise value arising from adverse business decisions, poor implementation of business decisions, or lack of responsiveness to changes in the competitive landscape banking and financial services industries and operating environment.

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

•

Board risk committees. The Company’s Board of Directors has established a Board Risk Committee and Credit Risk Management Subcommittee to oversee the effective establishment of a risk governance framework, made for independent Credit Review assurance function, ensure the overall corporate risk profile is within its risk appetite, and direct changes or make recommendations to the Board of Directors when determined necessary. Additionally, the Board of Directors has established an Audit Committee to provide independent oversight on the effectiveness of these matters and the Company’s internal control environment. The Board Risk Committee is chaired by an independent director who meets the risk management qualifications outlined in the Dodd-Frank Act.

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

•

Portfolio committees. The Company has three portfolio risk/reward committees focusing on credit (CREDCO), market and liquidity (ALCO), and operational and legal and compliance (OPCO) risk categories. These committees review and monitor the risk categories in a portfolio context ensuring risk assessment and management processes are being effectively executed to identify and manage risk and direct changes and escalate issues to CAPCO and Board Risk Committees when needed. The committees also monitor the risk portfolios for changes to the Company’s risk profile as well as ensure the risk portfolio is performing within the board-approved risk appetite. Portfolio committees report to CAPCO.

Risk Leadership and Organization

The risk management function of the Company, which includes the Chief Risk Officer, is led by the President of Whitney Bank. The Chief Risk Officer provides overall vision, direction and leadership regarding our enterprise risk management program. The Chief Risk Officer exercises independent judgment and reporting of risk through a direct working relationship with the Board Risk Committee, and the Credit Review Manager has the same role with the Credit Risk Management Subcommittee. The functional areas reporting to the Chief Risk Officer are the enterprise risk management program office, operational risk management, model validation, loan review, regulatory relations, legal, corporate insurance and the enterprise-wide compliance program. The Chief Risk Officer also works closely with the Chief Internal Auditor to provide assurance to the Board and senior management regarding risk management controls and their effectiveness. The Chief Internal Auditor reports to the Board’s Audit Committee to assure independence of the internal audit function. Other risk management functions reporting to the President include the Chief Credit Officer, Chief Credit Risk Officer, and Bank Secrecy Act (BSA) Officer.

Credit Risk

The Bank’s primary lending focus is to provide commercial, consumer, and real estate loans to consumers, to small and middle market businesses, to larger corporate clients in their respective market areas, and to state, county, and municipal government entities. Diversification in the loan portfolio is a means to reduce the risks associated with economic fluctuations. The Bank has no significant concentrations of loans to individual borrowers or foreign entities.

Approximately 10% of the Bank’s loan portfolio consists of commercial non-real estate loans to the energy and energy-related sectors. These energy-based loans are actively reviewed, reported and managed. This level of lending to the energy sector is expected given our footprint and is an area of specialization and core competency of our organization. Managing collateral is an essential component of managing the Bank’s energy-related credit risk exposure. Collateral valuations are obtained at the time of origination, and updated if it is determined that the collateral value has deteriorated or if the loan is deemed to be a problem loan. In light of the current pressure on the energy sector, we continue to manage and reduce our exposure, improve our cross industry diversification, and proactively manage potential impacts to earnings.

The Bank monitors our levels of real estate loans throughout the year, and currently does not have a commercial real estate concentration, as defined by interagency guidelines. In light of the prevailing national housing market recovery, improving local market demand, favorable price appreciation in many markets, and positive (albeit slow) economic growth, the Company increased its exposure to residential construction/development lending during 2015; however, these lending activities will continue to be closely monitored for any potential signs of market weakness.

Managing collateral is an essential component of managing the Bank’s real estate-related credit risk exposure. For real estate-secured loans, third party valuations are obtained at the time of origination, and updated if it is determined that the collateral value has deteriorated or if the loan is deemed to be a problem loan. Property valuations are ordered through, and reviewed by, the Bank’s appraisal department. The property valuation, along with anticipated selling costs, are used to determine if there is loan impairment, leading to a recommendation for partial charge off or appropriate allowance allocation.

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

ALCO manages our IRR exposures through pro-active measurement, monitoring, and management actions. ALCO is responsible for maintaining levels of IRR within limits approved by the Board of Directors through a risk management policy that is designed to produce a stable net interest margin in periods of interest rate fluctuation. Accordingly, the Company’s interest rate sensitivity and liquidity are monitored on an ongoing basis by its ALCO, which oversees market risk management and establishes risk measures, limits and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. A variety of measures are used to provide for a comprehensive view of the magnitude of interest rate risk, the distribution of risk, the level of risk over time and the exposure to changes in certain interest rate relationships.

The Company utilizes an asset/liability model as the primary quantitative tool in measuring the amount of IRR associated with changing market rates. The model is used to perform net interest income, economic value of equity, and GAP analyses. The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next 12-month and 24-month periods. The model measures the impact on net interest income relative to a base case scenario of hypothetical fluctuations in interest rates over the next 24 months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. The impact of interest rate derivatives, such as interest rate swaps, caps and floors, is also included in the model. Other interest rate-related risks such as prepayment, basis and option risk are also considered.

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

The following table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve at December 31, 2015. Shifts are measured in 100 basis point increments in a range of as much as +500 bps (+ 300 through +100 bps presented in Table 19) from base case. Base case encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy, and the market value of certain assets. The base case scenario assumes that the current interest rate environment is held constant throughout the 24-month forecast period; the instantaneous shocks are performed against that yield curve. These results indicate that we are slightly asset sensitive compared to the stable rate environment assumed for the base case.

TABLE 19. Net Interest Income (te) at Risk

Change in Interest Rates	Estimated Increase (Decrease) in NII
	Year 1	Year 2
(basis points)
+ 100	1.17%	1.82%
+ 200	3.21%	4.48%
+ 300	4.29%	5.76%

Note: Decrease in interest rates discontinued in current rate environment

These scenarios are instantaneous shocks that assume balance sheet management will mirror base case. Should the yield curve begin to rise or fall, management has strategies available to maximize earnings opportunities or offset the negative impact to earnings. For example, in a rising rate environment, deposit pricing strategies could be adjusted to offer more competitive rates on long and medium-term CDs and less competitive rates on short-term CDs. Another opportunity at the start of such a cycle would be reinvesting the securities portfolio cash flows into short-term or floating-rate securities. On the loan side, the Company can make more floating-rate loans that tie to indices that re-price more frequently, such as LIBOR (London interbank offered rate) and make fewer fixed-rate loans. Finally, there are a number of hedge strategies by which management could use derivatives, including swaps and purchased ceilings, to lock in net interest margin protection.

Even if interest rates change in the designated amounts, there can be no assurance that our assets and liabilities would perform as anticipated. Additionally, a change in the U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the U.S. Treasury yield curve would cause significantly different changes to net interest income than indicated above. Strategic management of our balance sheet and earnings is fluid and would be adjusted to accommodate these movements. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to re-pricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Certain assets such as adjustable-rate loans have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Also, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. We consider all of these factors in monitoring exposure to interest rate risk.

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

TABLE 20. Liquidity Metrics

	2015	2014	2013
Free securities / total securities	20.29%	14.04%	21.81%
Core deposits / total deposits	94.90	93.95	94.57
Wholesale funds / core deposits	11.02	9.80	7.19
Average loans / average deposits	84.28	84.02	77.56

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. Free securities represent unpledged securities, and include securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window. Management has established an internal target for the ratio of free securities to total securities to be 15% or more. As shown in Table 20 above, our ratios of free securities to total securities were 20.29% and 14.04%, respectively, at December 31, 2015 and 2014. The improvement in this metric was due to the $637 million increase in total securities outpacing the growth in deposits that require pledging. The ratio at December 31, 2014 was below target level, which management allows on a temporary basis, due to security pledging requirements for the seasonal increase in public fund deposits.

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and noninterest-bearing deposit accounts. At December 31, 2015, deposits totaled $18.3 billion, an increase of $1.8 billion, or 11%, from December 31, 2014. Core deposits represent total deposits less CDs of $250,000 or more, brokered deposits, and overnight treasury management deposits. Core deposits comprised almost 95% of total deposits at December 31, 2015, compared to 94% a year earlier. Brokered CDs totaled $361 million as of December 31, 2015. There were no brokered CDs outstanding at December 31, 2014. The Company’s use of brokered deposits as a funding source is subject to strict parameters regarding the amount, term, and interest rate.

The Company’s loan to deposit ratio (average loans outstanding divided by average deposits) was 84.28% for 2015, essentially stable from 2014. The loan to deposit ratio measures the amount of funds the Company lends out for each dollar of deposits on hand. The Company has established an internal target range for the loan to deposit ratio from 83% to 87%.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings are additional sources of liquidity to meet short-term funding requirements. Wholesale funds, which represent short-term borrowings and long-term debt, were 11.02% of core deposits at December 31, 2015 and 9.80% at December 31, 2014.

In addition to the sources of liquidity discussed above, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At December 31, 2015, the Bank had borrowed $900 million from the FHLB and had approximately $2.7 billion available under this line. The Bank also has unused borrowing capacity at the Federal Reserve’s discount window of approximately $1.7 billion. The Company did not have any outstanding borrowings with the Federal Reserve at either December 31, 2015, or December 31, 2014.

Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for each of the three years in the period ended December 31, 2015.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes all significant contractual obligations at December 31, 2015, according to payments due by period. Obligations under deposit contracts and short-term borrowings are not included. The maturities of time deposits are in Table 16. Purchase obligations represent legal and binding contracts to purchase services and goods that cannot be settled or terminated without paying substantially all of the contractual amounts.

TABLE 21. Contractual Obligations

	Payment due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$781,085	$71,690	$262,573	$63,297	$383,525
Capital lease obligations	1	1	—	—	—
Operating lease obligations	74,491	13,176	23,153	15,028	23,134
Purchase obligations	111,670	57,860	38,052	15,158	600

Total	$967,247	$142,727	$323,778	$93,483	$407,259

CAPITAL RESOURCES

The Company currently has a strong capital position, which is vital to continued profitability, promotes depositor and investor confidence and provides a solid foundation for future growth and flexibility in addressing strategic opportunities. Stockholders’ equity totaled $2.4 billion at December 31, 2015, down $59 million from December 31, 2014. Net income of $131 million was offset by $77 million in dividends, $96 million used to effect stock repurchases as discussed below, and a $31 million decrease in other comprehensive income related to net actuarial losses in the unfunded pension liability and the market adjustment to the AFS portfolio.

The $1.8 billion growth in total loans, combined with the decline in stockholders’ equity, resulted in a decrease in our tangible common equity ratio to 7.62% at December 31, 2015, compared to 8.59% a year earlier. The Company has established an internal target for the tangible common equity ratio of at least 8.00%. However, management will allow the Company’s tangible common equity ratio to drop below 8.00% on a temporary basis if it believes that the shortfall can be replenished through normal operations within a short time frame. Management believes its tangible capital ratio will exceed 8.00% during the second half of 2016.

The primary quantitative measures that regulators use to gauge capital adequacy are the ratios of total and Tier 1 regulatory capital to risk-weighted assets (risk-based capital ratios) and the ratio of Tier 1 capital to average total assets (leverage ratio). The Federal Reserve Board’s final rule implementing the Basel III regulatory capital framework and related Dodd-Frank Act changes was effective for the Company on January 1, 2015. The final rule strengthened the definition of regulatory capital, increased risk-based capital requirements, and made selected changes to the calculation of risk-weighted assets. The rule sets the Basel III minimum regulatory capital requirements for all organizations. It includes a new common equity Tier 1 ratio of 4.5% of risk-weighted assets, raises the minimum Tier 1 capital ratio from 4.0% to 6.0% of risk-weighted assets and sets a new conservation buffer of 2.5% of risk-weighted assets; however, the rule allows for transition periods for certain changes, including the conservation buffer. Based on capital ratios as of December 31, 2015 using Basel III definitions, the Company and the Bank exceeded all capital requirements of the new rule, including the fully phased-in conservation buffer. The Company and the Bank have established internal targets for its total risk-based capital ratio, Tier 1 risk-based capital ratio and leverage ratio of 11.5%, 9.5% and 7.0%, respectively.

At December 31, 2015, our capital balances were in excess of current regulatory minimum requirements and internal targets. Additionally, both the Company and the Bank exceeded regulatory guidelines for being “well capitalized.” The following table shows the Company’s regulatory ratios for the past five years. Note 10 to the consolidated financial statements provides additional information about the Bank’s regulatory capital ratios.

TABLE 22. Risk-Based Capital and Capital Ratios

(in thousands)	2015	2014	2013	2012	2011
Common equity tier 1 capital	$1,844,992	$1,777,348	$1,685,058	$1,666,042	$1,506,218
Additional tier 1 capital	—	—	—	—	—

Tier 1 capital	1,844,992	1,777,348	1,685,058	1,666,042	1,506,218
Tier 2 capital	350,921	168,362	192,774	215,516	276,819

Total capital	$2,195,913	$1,945,710	$1,877,832	$1,881,558	$1,783,037

Risk-weighted assets	$18,515,904	$15,822,448	$14,325,757	$13,172,259	$13,118,693

Ratios
Leverage (Tier 1 capital to average assets)	8.55%	9.17%	9.34%	9.10%	8.17%
Common equity tier 1 capital to risk-weighted assets*	9.96%	n/a	n/a	n/a	n/a
Tier 1 capital to risk-weighted assets	9.96%	11.23%	11.76%	12.65%	11.48%
Total capital to risk-weighted assets	11.86%	12.30%	13.11%	14.28%	13.59%
Common stockholders’ equity to total assets	10.57%	11.92%	12.76%	12.60%	11.97%
Tangible common equity to total assets	7.62%	8.59%	9.00%	8.77%	7.96%

*	Common equity tier 1 capital only effective for year ended December 31, 2015.

The Company’s regulatory capital ratios remained strong at December 31, 2015 with common equity tier 1, Tier 1 and total risk-weighted asset ratios at 9.96%, 9.96% and 11.86%, respectively. The declines in these ratios compared to 2014 reflect the share repurchase program and the increase in risk-weighted assets resulting from loan growth. The decrease in the leverage ratio was mainly due to total assets growing by 10% during 2015.

STOCK REPURCHASE PROGRAM

On August 28, 2015, the Company’s Board of Directors approved a stock repurchase plan that authorizes the repurchase of up to 5%, or approximately 3.9 million shares of its outstanding common stock. The approved plan allows the Company to repurchase its common shares either in the open market in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions with non-affiliated sellers or as otherwise determined by the Company from time to time until September 30, 2016. Under this plan, the Company has repurchased 741,393 shares of its common stock at an average price of $27.44 per share through December 31, 2015. Based upon the economic uncertainty related to the energy sector and its potential impact on the Company’s future operations, management has temporarily tabled its stock repurchase until there is reasonable evidence of an emergent recovery in energy.

In March 2015, the Company completed the prior stock repurchase program that had been approved by the Company’s Board of Directors on July 16, 2014 which authorized the repurchase of up to 5%, or approximately 4.1 million shares, of its outstanding common stock. Under this plan, the Company repurchased a total of 4.1 million shares of its common stock at an average price of $30.02 per share.

See “Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional discussion of the Company’s common stock buyback program.

FOURTH QUARTER RESULTS

Net income for the fourth quarter of 2015 was $15.3 million, or $0.19 per diluted common share, compared to $41.2 million, or $0.52, and $40.1 million, or $0.48, respectively in the third quarter of 2015 and the fourth quarter of 2014. The following discussion highlights recent factors impacting Hancock’s results of operations and financial position.

Highlights of the Company’s fourth quarter of 2015 results:

•	Increased the allowance for loan losses within the energy portfolio by $43 million

•	Allowance for energy loans at December 31, 2015 was $78.2 million, or approximately 5% of energy loans

•	Loans increased $940 million, or 6%, linked quarter

•	Deposits increased $909 million, or 5%, linked quarter

•	Revenue, excluding purchase accounting, increased $2.8 million

Total loans at December 31, 2015 were $15.7 billion, an increase of $940 million, or 6%, from September 30, 2015. All regions across Hancock’s footprint reported net loan growth during the quarter, with growth also noted in various business lines such as equipment finance, private banking, indirect, and mortgage.

Total deposits at December 31, 2015 were $18.3 billion, up $909 million, or 5%, from September 30, 2015. The fourth quarter increase reflected year-end seasonality of both commercial and public fund customers. Historically, customers have built deposits at year-end, particularly in demand deposits, with some of those deposits being withdrawn in the first quarter.

Noninterest-bearing demand deposits (DDAs) totaled $7.3 billion at December 31, 2015, up $1.2 billion from September 30, 2015. The increase reflects a change in the Company’s consumer checking product offering. Excluding this activity, DDA was relatively stable linked-quarter. DDAs comprised 40% of total period-end deposits at December 31, 2015. Interest-bearing transaction and savings deposits totaled $6.8 billion at year-end 2015, down $593 million, or 8%, compared to September 30, 2015. The decline reflects, in part, the change in products noted above.

Time deposits of $2.1 billion decreased $184 million, or 8%, while interest-bearing public fund deposits increased $486 million, or 28%, to $2.3 billion at December 31, 2015. During the fourth quarter of 2015, the Company discontinued its Eurodollar deposit product, resulting in a transfer of funds from the time deposit category to interest-bearing transaction accounts.

Hancock recorded a total provision for loan losses for the fourth quarter of 2015 of $50.2 million, up $40.1 million from the third quarter of 2015. The increase from prior quarter reflects increases in the allowance for the energy portfolio as discussed more fully in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Balance Sheet Analysis – Allowance for Loan and Lease Losses.” Net charge-offs from the non-FDIC acquired loan portfolio were $7.9 million, or 0.21% of average total loans on an annualized basis in the fourth quarter of 2015, compared to $3.5 million, or 0.09% of average total loans, for the third quarter of 2015. Included in the fourth quarter total are $3.0 million in charge-offs related to energy credits.

Net interest income (te) for the fourth quarter of 2015 was $163 million, up $2.5 million from the third quarter of 2015. Average earning assets were $20.1 billion in the fourth quarter of 2015, up $707 million, or 4%, from the third quarter of 2015. The net interest margin (te) was 3.21% for the fourth quarter of 2015, down 7 bps from 3.28% in the third quarter of 2015. The core margin of 3.10% decreased 5 bps during the fourth quarter of 2015. The main driver of the decline was a decrease in the core loan yield of 8 bps. This was slightly offset by an increase in the securities portfolio yield of 5 bps. The cost of funds remained relatively stable.

Noninterest income, including securities transactions, totaled $59.7 million for the fourth quarter of 2015, down $0.6 million, or less than 1%, from the third quarter of 2015. Included in the total is a $1.7 million reduction to income related to the amortization of the FDIC indemnification asset, compared to $1.6 million in amortization in the third quarter or 2015. Excluding the impact of this item and securities transactions, core noninterest income totaled $61.4 million, down slightly linked-quarter.

Noninterest expense for the fourth quarter of 2015 totaled $156 million, up $4.8 million, or 3%, from the third quarter of 2015. There were no nonoperating expenses in either the third or fourth quarters of 2015. Total personnel expense was $85.3 million, up $1.2 million, or 1%, from the third quarter of 2015. Occupancy and equipment expense totaled $14.5 million in the fourth quarter of 2015, down $0.3 million, or 2%, from the third quarter of 2015. ORE expense totaled $1.4 million for the fourth quarter of 2015, up $0.9 million from the third quarter of 2015.

Amortization of intangibles totaled $5.7 million for the fourth quarter of 2015, down $0.3 million, or 6%, linked-quarter. Other operating expense totaled $49.2 million in the fourth quarter of 2015, up $3.4 million, or 7%, from the third quarter of 2015. The change linked-quarter reflects the impact from $1.3 million in insurance proceeds received in the third quarter and an increase of $1.2 million in revenue-related advertising expense in the fourth quarter.

Income tax expense for the fourth quarter of 2015 was impacted by the lower level of earnings and an increase in tax-exempt income, causing the effective tax rate to be unusually low and as a result, the average for the year was lower. The effective rate was 26% in the third quarter of 2015, compared to the full year 2015 rate of 23%. Management expects the effective income tax rate to approximate 26-28% in 2016. The effective income tax rate continues to be less than the federal statutory rate of 35% due primarily to tax-exempt income and tax credits.

The summary of quarterly financial information appearing in “Item 8. Financial Statements and Supplementary Data” provides selected comparative financial information for each of the four quarters on 2015 and 2014.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The accounting principles we follow and the methods for applying these principles conform with accounting principles generally accepted in the United States of America and with general practices followed by the banking industry. The significant accounting principles and practices we follow are described in Note 1 to the consolidated financial statements. These principles and practices require management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Management evaluates the estimates and assumptions made on an ongoing basis to help ensure the resulting reported amounts reflect management’s best estimates and judgments given current facts and circumstances. The following discusses certain critical accounting policies that involve a higher degree of management judgment and complexity in producing estimates that may significantly affect amounts reported in the consolidated financial statements and notes.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (ALLL) is a valuation account available to absorb losses on loans. The ALLL is established and maintained at an amount that in management’s estimation is sufficient to cover the estimated credit losses inherent in the loan and lease portfolios of the Company as of the date of the determination. Credit losses arise not only from credit risk, but also from other risks inherent in the lending process including, but not limited to, collateral risk, operational risk, concentration risk, and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the allowance for loan and lease losses. Quarterly, management estimates inherent losses in the portfolio based on a number of factors, including the Company’s past loan loss and delinquency experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral and current economic conditions.

The analysis and methodology for estimating the ALLL for originated and acquired performing loans include two primary elements. A loss rate analysis that incorporates a historical loss rate as updated for current conditions is used for loans collectively evaluated for impairment, and a specific reserve analysis is used for loans individually evaluated for impairment.

The loss rate analysis includes several subjective inputs including portfolio segmentation, portfolio risk ratings, historical look-back and loss emergence periods. Management considers the appropriateness of these critical assumptions as part of its allowance review. The loss rate analysis is supplemented by a review of qualitative factors that considers whether current conditions differ from those existing during the historical-based loss rate analysis. Such factors include, but are not limited to, problem loan trends, changes in loan profiles and volumes, changes in lending policies and procedures, current economic and business conditions and credit concentrations. While qualitative data related for these factors is used where available, there is a high level of judgment applied assumptions that are susceptible to significant change.

The qualitative component of the December 31, 2015 allowance comprised 33% of the total allowance, compared to 10% a year earlier. The increase in the qualitative allowance level is a result of being in the early stages of a severe energy cycle, requiring management’s best estimate of the impact to the portfolio with minimal quantitative support. While we believe the level of allowance is sufficient to absorb losses inherent in the portfolio today, actual results could differ significantly depending on the depth and duration of the energy cycle and the overall impact to the portfolio, which remains uncertain.

For loans impaired that are individually evaluated, a specific allowance is calculated as the shortfall between the loan’s value and its recorded investment. The loan’s value is measured by either the loan’s observable market price, the fair value of the collateral of the loan (less liquidation costs) if it is collateral dependent, or by the present value of expected future cash flows discounted at the loan’s effective interest rate. Values for certain impaired collateral dependent energy-related loans, including loans secured by support services equipment, are impacted by volatile crude oil prices and the related effect to the demand for this type of collateral. These estimates are highly subjective and actual results could differ.

During the second quarter of 2013, management revised the methodology for the loss-rate analysis for the originated and acquired-performing loan portfolios to establish a more granular stratification of the major loan segments to enhance the homogeneity of the loan classes, include portfolio risk ratings in loss-rate analysis, and lengthen the loss emergence period for the commercial lending portfolio. In the fourth quarter of 2014, the portfolio segmentation was further adjusted to reduce volatility from thin data segments and to be more in line with a revised management structure. These changes did not result in a material impact to the allowance for loan losses.

Goodwill

Goodwill, which represents the excess of cost over the fair value of the net assets of an acquired business, is not amortized but is assessed for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. The impairment test compares the estimated fair value of a reporting unit with its net book value. The Company has assigned all goodwill to one reporting unit that represents overall banking operations. The fair value of the reporting unit is based on valuation techniques that market participants would use in an acquisition of the whole unit, such as estimated discounted cash flows, the quoted market price of Hancock’s stock adjusted for a control premium and observable average price-to-earnings and price-to-book multiples of our competitors. If the unit’s fair value is less than its carrying value, an estimate of the implied fair value of the goodwill is compared to the goodwill’s carrying value and any impairment recognized.

The Company completed its annual goodwill impairment test as of September 30, 2015 and concluded that there was no impairment of goodwill. However, several events occurred during the fourth quarter which indicated that there may be impairment. These events included the continued decline in crude oil prices, a decline in the Company’s stock price and market capitalization, and an unusually large fourth quarter loan loss provision. As a result, management tested for goodwill impairment as of December 31, 2015.

The Company used multiple approaches to measure its fair value at December 31, 2015. These included an income approach using the discounted net present value of estimated future cash flows, a transaction or price-to-book multiple approach using the actual price paid by similar companies in recent acquisition transactions and a market capitalization approach using both the Company’s actual market capitalization at December 31, 2015 and an estimated market capitalization using a price-to-earnings multiple based off the Company’s 2016 forecast.

The results from each of the approaches were relatively similar with little disparity and were combined and weighted to derive an estimated fair market value for the Company. Equal weightings were given to the income approach, the transaction approach and the market capitalization approach using 2016 forecasted earnings and a lower weighting given to the current market capitalization approach as management believes the Company’s current market capitalization is temporarily depressed due to the depressed energy sector. The weighted approach resulted in a fair market value approximately 15% higher than net book value at December 31, 2015.

Each of the valuation techniques used by the Company requires significant assumptions. Depending upon the specific approach, assumptions are made concerning the economic environment, expected net interest margins, growth rates, discount rates for cash flows, control premiums, price-to-earnings multiples, and price-to-book multiples. Also, assumptions are made to determine the appropriate individual weighting to be used for each approach in determining the fair market value. Changes to any one of these assumptions could result in significantly different results. Due to the current uncertainty in the economic environment, particularly related to the energy sector, and its potential impact on the Company’s fair value, management intends to update its goodwill impairment testing quarterly in 2016.

Accounting for Retirement Benefits

Management makes a variety of assumptions in applying principles that govern the accounting for benefits under the Company’s defined benefit pension plans and other postretirement benefit plans. These assumptions are essential to the actuarial valuation that determines the amounts recognized and certain disclosures it makes in the consolidated financial statements related to the operation of these plans. Two of the more significant assumptions concern the expected long-term rate of return on plan assets and the rate needed to discount projected benefits to their present value. Changes in these assumptions impact the cost of retirement benefits recognized in net income and comprehensive income. Certain assumptions are closely tied to current conditions and are generally revised at each measurement date. For example, the discount rate is reset annually with reference to market yields on high quality fixed-income investments. Other assumptions, such as the rate of return on assets, are determined, in part, with reference to historical and expected conditions over time and are not as susceptible to frequent revision. Holding other factors constant, the cost of retirement benefits will move opposite to changes in either the discount rate or the rate of return on assets. “Item 8. Financial Statements and Supplementary Data—Note 15” provides further discussion on the accounting for Hancock’s retirement and employee benefit plans and the estimates used in determining the actuarial present value of the benefit obligations and the net periodic benefit expense.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to our consolidated financial statements that appears in “Item 8. Financial Statements and Supplementary Data.”

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required for this item is included in the section entitled “Asset/Liability Management” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appears in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated here by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s unaudited quarterly results for 2015 and 2014 are presented below.

Summary of Quarterly Results

(Unaudited)

	2015
(in thousands, except per share data)	First	Second	Third	Fourth
Interest income (TE) (a)	$172,043	$168,008	$174,633	$178,550
Interest expense	(10,929)	(13,129)	(14,499)	(15,915)

Net interest income (TE) (a)	161,114	154,879	160,134	162,635
Taxable equivalent adjustment	(2,956)	(3,088)	(3,304)	(4,240)

Net interest income	158,158	151,791	156,830	158,395
Provision for loan losses	(6,154)	(6,608)	(10,080)	(50,196)
Noninterest income	56,546	60,874	60,211	59,653
Operating expense	(146,201)	(149,990)	(151,193)	(156,030)
Nonoperating expense items	(7,314)	(8,927)	—	—
Income before income taxes	55,035	47,140	55,768	11,822
Income tax expense	14,876	12,311	14,602	(3,485)

Net income	$40,159	$34,829	$41,166	$15,307

Nonoperating expense items (net of taxes)	$4,538	$5,802	$—	$—
Operating income (b)	44,697	40,631	41,166	15,307
Pre-tax, pre-provision (PTPP) profit (TE) (a) (c)	64,145	56,836	69,152	66,258
Period end balance sheet data
Total assets	$20,724,511	$21,538,405	$21,608,150	$22,839,459
Earning assets	18,568,037	19,409,963	19,526,150	20,753,095
Loans	13,924,386	14,344,752	14,763,050	15,703,314
Deposits	16,860,485	17,301,788	17,439,948	18,348,912
Stockholders’ equity	2,425,098	2,430,040	2,453,561	2,413,143

Average balance sheet data
Total assets	$20,443,859	$20,875,090	$21,481,410	$22,176,566
Earning assets	18,315,839	18,780,771	19,433,337	20,140,432
Loans	13,869,397	14,138,904	14,511,474	15,198,232
Deposits	16,485,259	16,862,088	17,313,433	17,821,484
Stockholders’ equity	2,447,870	2,430,710	2,439,068	2,453,480

Ratios
Return on average assets	0.80%	0.67%	0.76%	0.27%
Return on average common equity	6.65%	5.75%	6.70%	2.48%
Net interest margin (TE) (a)	3.55%	3.30%	3.28%	3.21%

Earnings per share:
Basic	$0.49	$0.44	$0.52	$0.19
Diluted	$0.49	$0.44	$0.52	$0.19

Operating earnings per share (b):
Basic	$0.55	$0.51	$0.52	$0.19
Diluted	$0.55	$0.51	$0.52	$0.19

Cash dividends per common share	$0.24	$0.24	$0.24	$0.24

Market data:
High sales price	$31.13	$32.98	$32.47	$30.96
Low sales price	24.96	28.02	25.20	23.35
Period-end closing price	29.86	31.91	27.05	25.17
Trading volume	51,866	40,162	44,705	48,789

(a)	Tax-equivalent (TE) amounts are calculated using a federal income tax rate of 35%.
(b)	Net income less tax-effected securities transactions and nonoperating items. Management believes that operating income provides a useful measure of financial performance that helps investors compare the Company’s fundamental operations over time.
(c)	Net interest income (TE) and noninterest income less noninterest expense. Management believes that PTPP profit is a useful financial measure because it enables investors to assess the Company’s ability to generate capital to cover credit losses through a credit cycle.

Summary of Quarterly Results (continued)

(Unaudited)

	2014
(in thousands, except per share data)	First	Second	Third	Fourth
Interest income (TE) (a)	$177,776	$176,555	$175,390	$173,739
Interest expense	(9,578)	(9,223)	(9,160)	(10,158)

Net interest income (TE) (a)	168,198	167,332	166,230	163,581
Taxable equivalent adjustment	(2,636)	(2,554)	(2,689)	(2,768)

Net interest income	165,562	164,778	163,541	160,813
Provision for loan losses	(7,963)	(6,691)	(9,468)	(9,718)
Noninterest income	56,699	56,398	57,941	56,961
Operating expense	(146,982)	(144,727)	(145,192)	(144,080)
Nonoperating expense items	—	(12,131)	(3,887)	(9,667)
Income before income taxes	67,316	57,627	62,935	54,309
Income tax expense	(18,201)	(17,665)	(16,382)	(14,217)

Net income	$49,115	$39,962	$46,553	$40,092

Nonoperating expense items (net of taxes)	$—	$9,613	$2,526	$6,284
Operating income (b)	49,115	49,575	49,079	46,376
Pre-tax, pre-provision (PTPP) profit (TE) (a) (c)	77,915	66,872	75,092	66,795

Period end balance sheet data
Total assets	$19,004,170	$19,349,431	$19,985,950	$20,747,266
Earning assets	16,622,104	17,023,990	17,748,600	18,544,930
Loans	12,527,937	12,884,056	13,348,574	13,895,276
Deposits	15,274,774	15,245,227	15,736,694	16,572,831
Stockholders’ equity	2,462,534	2,492,582	2,509,342	2,472,402

Average balance sheet data
Total assets	$19,055,107	$19,039,264	$19,549,947	$20,090,372
Earning assets	16,740,353	16,791,744	17,324,444	17,911,143
Loans	12,379,316	12,680,861	13,102,108	13,578,223
Deposits	15,269,143	15,060,581	15,371,209	15,892,507
Stockholders’ equity	2,435,980	2,463,385	2,489,948	2,509,509

Ratios
Return on average assets	1.05%	0.84%	0.94%	0.79%
Return on average common equity	8.18%	6.51%	7.42%	6.34%
Net interest margin (TE) (a)	4.06%	3.99%	3.81%	3.63%

Earnings per share
Basic	$0.58	$0.48	$0.56	$0.48
Diluted	$0.58	$0.48	$0.56	$0.48

Operating earnings per share (b):
Basic	$0.58	$0.59	$0.59	$0.56
Diluted	$0.58	$0.59	$0.59	$0.56

Cash dividends per common share	$0.24	$0.24	$0.24	$0.24

Market data:
High sales price	$38.50	$37.86	$36.47	$35.67
Low sales price	32.66	32.02	31.25	28.68
Period-end closing price	36.65	35.32	32.05	30.70
Trading volume	31,328	27,432	25,553	36,396

(a)	Tax-equivalent (TE) amounts are calculated using a federal income tax rate of 35%.
(b)	Net income less tax-effected securities transactions and nonoperating items. Management believes that operating income provides a useful measure of financial performance that helps investors compare the Company’s fundamental operations over time.
(c)	Net interest income (TE) and noninterest income less noninterest expense. Management believes that PTPP profit is a useful financial measure because it enables investors to assess the Company’s ability to generate capital to cover credit losses through a credit cycle.

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Rule 13(a)–15(f) under the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) and in compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

The Company’s internal control over financial reporting as of December 31, 2015 was audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that internal control over financial reporting was effective as of December 31, 2015.

John M. Hairston President & Chief Executive Officer (Principal Executive Officer) February 26, 2016	Michael M. Achary Chief Financial Officer (Principal Financial Officer) February 26, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Hancock Holding Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Hancock Holding Company (the “Company”) and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

New Orleans, Louisiana

February 26, 2016

Hancock Holding Company and Subsidiaries

Consolidated Balance Sheets

	December 31,
(in thousands, except share data)	2015	2014
Assets:
Cash and due from banks	$303,874	$356,455
Interest-bearing bank deposits	564,671	801,576
Federal funds sold	884	1,372
Securities available for sale, at fair value (amortized cost of $2,086,745 and $1,631,761)	2,093,404	1,660,165
Securities held to maturity (fair value of $2,375,851 and $2,186,340)	2,370,388	2,166,289
Loans held for sale	20,434	20,252
Loans	15,703,314	13,895,276
Less: allowance for loan losses	(181,179)	(128,762)

Loans, net	15,522,135	13,766,514

Property and equipment, net of accumulated depreciation of $209,763 and $193,527	377,015	398,384
Prepaid expense	17,560	28,277
Other real estate, net	26,256	58,415
Accrued interest receivable	54,068	47,501
Goodwill	621,193	621,193
Other intangible assets, net	107,538	132,810
Life insurance contracts	434,550	426,617
FDIC loss share receivable	29,868	60,272
Deferred tax asset, net	75,830	74,335
Other assets	219,791	126,839

Total assets	$22,839,459	$20,747,266

Liabilities and Stockholders’ Equity:
Deposits:
Noninterest-bearing	$7,276,127	$5,945,208
Interest-bearing	11,072,785	10,627,623

Total deposits	18,348,912	16,572,831

Short-term borrowings	1,423,644	1,151,573
Long-term debt	495,999	374,371
Accrued interest payable	6,609	4,204
Other liabilities	151,152	171,885

Total liabilities	20,426,316	18,274,864

Stockholders’ equity:
Common stock-$3.33 par value per share; 350,000,000 shares authorized, 77,496,429 and 80,426,485 outstanding	258,063	267,820
Capital surplus	1,684,101	1,689,291
Treasury shares at cost—9,319,082 and 7,053,028 shares	(226,370)	(158,131)
Retained earnings	777,944	723,496
Accumulated other comprehensive loss, net	(80,595)	(50,074)

Total stockholders’ equity	2,413,143	2,472,402

Total liabilities and stockholders’ equity	$22,839,459	$20,747,266

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except share data)	2015	2014	2013
Interest income:
Loans, including fees	$583,751	$601,466	$629,882
Loans held for sale	678	708	882
Securities-taxable	90,522	85,806	85,426
Securities-tax exempt	3,447	3,873	4,621
Short-term investments	1,248	960	1,399

Total interest income	679,646	692,813	722,210

Interest expense:
Deposits	33,876	23,223	24,175
Short-term borrowings	1,078	2,361	4,542
Long-term debt	19,518	12,535	12,762

Total interest expense	54,472	38,119	41,479

Net interest income	625,174	654,694	680,731
Provision for loan losses	73,038	33,840	32,734

Net interest income after provision for loan losses	552,136	620,854	647,997

Noninterest income:
Service charges on deposit accounts	72,813	77,006	79,000
Trust fees	45,627	44,826	38,186
Bank card and ATM fees	46,480	45,031	45,939
Investment and annuity fees	20,669	20,291	19,574
Secondary mortgage market operations	12,579	8,036	12,543
Insurance commissions and fees	8,567	9,473	15,804
Amortization of loss share receivable	(5,747)	(12,102)	(2,239)
Other income	35,961	35,438	37,231
Securities transactions	335	—	105

Total noninterest income	237,284	227,999	246,143

Noninterest expense:
Compensation expense	278,661	276,881	291,225
Employee benefits	54,880	51,415	65,257

Personnel expense	333,541	328,296	356,482

Net occupancy expense	44,842	43,596	48,854
Equipment expense	15,494	16,953	20,026
Data processing expense	55,590	51,369	48,367
Professional services expense	40,198	33,221	39,357
Amortization of intangibles	24,184	26,797	29,470
Telecommunications and postage	14,127	14,676	17,432
Deposit insurance and regulatory fees	16,736	11,872	14,914
Other real estate expense, net	2,740	2,758	8,036
Other expense	72,203	77,128	95,336

Total noninterest expense	619,655	606,666	678,274

Income before income taxes	169,765	242,187	215,866
Income taxes	38,304	66,465	52,510

Net income	$131,461	$175,722	$163,356

Earnings per common share-basic	$1.64	$2.10	$1.93

Earnings per common share-diluted	$1.64	$2.10	$1.93

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2015	2014	2013
Net income	$131,461	$175,722	$163,356
Other comprehensive income before income taxes
Reclassification of net change in unrealized (loss) gain	(21,270)	14,821	(105,274)
Reclassification of net losses realized and included in earnings	3,010	390	8,527
Valuation adjustment of employee benefit plans	(33,971)	(41,244)	82,653
Amortization of unrealized net loss (gain) on securities transferred to held to maturity	3,530	3,297	(6,371)

Other comprehensive loss before income taxes	(48,701)	(22,736)	(20,465)
Income tax benefit	(18,180)	(8,041)	(8,011)

Other comprehensive loss net of income taxes	(30,521)	(14,695)	(12,454)

Comprehensive income	$100,940	$161,027	$150,902

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(in thousands, except share and per share data)	Common Stock		Capital Surplus	Retained Earnings	Accumulated Other Comprehensive Loss, net	Treasury Stock	Total
	Shares	Amount
Balance, December 31, 2012	84,847,796	$282,543	$1,668,517	$546,022	$(22,925)	$(20,879)	$2,453,278
Net income	—	—	—	163,356	—	—	163,356
Other comprehensive income	—	—	—	—	(12,454)	—	(12,454)
Cash dividends declared ($0.96 per common share)	—	—	—	(81,212)	—	—	(81,212)
Common stock activity, long-term incentive plan	207,006	690	(21,050)	—	—	37,461	17,101
Purchase of common stock under stock buyback program	(2,817,640)	(9,383)	—	—	—	(105,617)	(115,000)

Balance, December 31, 2013	82,237,162	$273,850	$1,647,467	$628,166	$(35,379)	$(89,035)	$2,425,069
Net income	—	—	—	175,722	—	—	175,722
Other comprehensive income	—	—	—	—	(14,695)	—	(14,695)
Cash dividends declared ($0.96 per common share)	—	—	—	(80,392)	—	—	(80,392)
Common stock activity, long-term incentive plan	309,087	1,029	41,824	—	—	(28,537)	14,316
Purchase of common stock under stock buyback program	(2,119,764)	(7,059)	—	—	—	(40,559)	(47,618)

Balance, December 31, 2014	80,426,485	$267,820	$1,689,291	$723,496	$(50,074)	$(158,131)	$2,472,402
Net income	—	—	—	131,461	—	—	131,461
Other comprehensive income	—	—	—	—	(30,521)	—	(30,521)
Cash dividends declared ($0.96 per common share)	—	—	—	(77,013)	—	—	(77,013)
Common stock activity, long-term incentive plan	374,944	1,248	(5,190)	—	—	16,369	12,427
Purchase of common stock under stock buyback program	(3,305,000)	(11,005)	—	—	—	(84,608)	(95,613)

Balance, December 31, 2015	77,496,429	$258,063	$1,684,101	$777,944	$(80,595)	$(226,370)	$2,413,143

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$131,461	$175,722	$163,356
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,763	30,310	32,063
Provision for loan losses	73,038	33,840	32,734
Loss (gain) on other real estate owned	635	(105)	4,329
Deferred tax expense	16,685	23,537	40,920
Increase in cash surrender value of life insurance contracts	(9,789)	(11,774)	(11,223)
Writedowns on closed branch transfers to other real estate owned	—	2,132	12,809
Loss (gain) on disposal of other assets	1,815	(1,282)	130
Net (increase) decrease in loans held for sale	(289)	18,234	29,103
Net amortization of securities premium/discount	21,105	16,977	31,970
Amortization of intangible assets	24,184	26,798	29,635
Amortization of FDIC loss share receivable	5,747	12,102	2,239
Stock-based compensation expense	12,944	13,958	13,079
(Decrease) increase in interest payable and other liabilities	(8,107)	(15,235)	29,553
Net payments from FDIC	14,051	14,395	61,765
Decrease (increase) in FDIC loss share receivable	6,407	5,723	(9,117)
(Increase) decrease in other assets	(93,950)	11,082	(724)
Other, net	7,645	(3,986)	10,911

Net cash provided by operating activities	232,345	352,428	473,532

Hancock Holding Company and Subsidiaries

Consolidated Statements of Cash Flows—(Continued)

	Years Ended December 31,
(in thousands)	2015	2014	2013
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	$9,289	$1,455	$178
Proceeds from maturities of securities available for sale	842,114	283,982	592,147
Purchases of securities available for sale	(1,323,853)	(512,088)	(1,074,744)
Proceeds from maturities of securities held to maturity	538,777	442,559	503,654
Purchases of securities held to maturity	(749,102)	(1,031)	(481,513)
Net decrease (increase) in short-term investments	237,393	(534,108)	1,231,348
Net increase in loans	(1,865,015)	(1,622,867)	(834,933)
Purchase of life insurance contracts	—	(30,000)	—
Purchases of property, equipment and intangible assets	(23,804)	(20,449)	(32,029)
Proceeds from sales of property and equipment	14,259	12,235	1,698
Proceeds from sales of other real estate	47,115	59,752	92,662
Other, net	(3,604)	10,101	(2,965)

Net cash used in investing activities	(2,276,431)	(1,910,459)	(4,497)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	1,776,081	1,212,315	(383,672)
Net increase in short-term borrowings	272,071	493,613	18,827
Repayments of long-term debt	(157,933)	(35,360)	(35,278)
Issuance of long-term debt	273,565	21,000	24,515
Dividends paid	(77,013)	(80,392)	(81,212)
Repurchase of common stock	(95,613)	(47,618)	(115,000)
Proceeds from exercise of stock options	347	2,488	2,734

Net cash provided by (used in) financing activities	1,991,505	1,566,046	(569,086)

NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(52,581)	8,015	(100,051)
CASH AND DUE FROM BANKS, BEGINNING	356,455	348,440	448,491

CASH AND DUE FROM BANKS, ENDING	$303,874	$356,455	$348,440

SUPPLEMENTAL INFORMATION
Income taxes paid	$31,896	$24,114	$24,052
Interest paid	51,201	38,268	41,996
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$15,462	$31,371	$51,461
Transfers from available for sale securities to held to maturity securities	—	—	1,039,979

See accompanying notes to consolidated financial statements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

DESCRIPTION OF BUSINESS

Hancock Holding Company (Hancock or the Company) is a financial services company that provides a comprehensive network of full-service financial choices to the Gulf South region through its bank subsidiary, Whitney Bank, a Mississippi state bank. Whitney Bank operates under brands: “Hancock Bank” in Mississippi, Alabama and Florida and “Whitney Bank” in Louisiana and Texas. Whitney Bank operates a loan production office in Nashville, Tennessee under both the Hancock and Whitney Bank brands. Hancock was organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended. In 2002, the Company qualified as a financial holding company giving it broader powers. The corporate headquarters of the Company is in Gulfport, Mississippi. Prior to March 31, 2014, Hancock was the parent company of two wholly-owned bank subsidiaries, Hancock Bank and Whitney Bank. On March 31, 2014, Hancock consolidated the legal charters of its two subsidiary banks and renamed the consolidated entity Whitney Bank. Hancock Bank, Whitney Bank, and the consolidated Whitney Bank are referred to collectively as the “Bank” throughout this document.

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

Available for sale securities are stated at fair value. Unrealized holding gains and unrealized holding losses, other than those determined to be other than temporary, are reported net of tax in other comprehensive income and in accumulated other comprehensive income (“AOCI”) until realized.

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

Loans

Originated loans

Loans reported as “originated” include both loans originated for investment and acquired-performing loans where the discount (premium) has been fully accreted (amortized). Originated loans are reported at the principal balance outstanding net of unearned income. Interest on loans and accretion of unearned income, including net

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

deferred loan fees, are computed in a manner that approximates a level yield on recorded principal. Interest on loans is recognized in income as earned.

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

Acquired loans

Loans reported as “acquired” are those loans that were purchased in the 2011 Whitney Holding Corporation acquisition. These loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses. The Whitney acquired loans were segregated between those considered to be performing (“acquired-performing”) and those with evidence of credit deterioration (“acquired-impaired”) based on such factors as past due status, nonaccrual status and credit risk ratings (rated substandard or worse). The acquired loans were further segregated into loan pools designed to facilitate the development of expected cash flows to be used in estimating fair value to facilitate purchase accounting. Acquired-performing loans are accounted for under Accounting Standards Codification (ASC) 310-20 and acquired-impaired loans are accounted for under ASC 310-30.

Acquired-performing loans were segregated into pools based on common risk characteristics such as loan type, credit risk ratings, contractual interest rate and repayment terms. The major loan types included commercial and industrial loans not secured by real estate, real estate construction and land development loans, commercial real estate loans, residential mortgage loans, and consumer loans, with further segregation within certain loan types as needed. Expected cash flows, both principal and interest, from each pool were estimated based on key assumptions covering such factors as prepayments, default rates, and severity of loss given a default. These assumptions were developed using both historical experience and the portfolio characteristics at acquisition as well as available market research. The fair value estimate for each acquired-performing pool was based on the estimate of expected cash flows from the pool discounted at prevailing market rates.

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

Troubled debt restructurings can result in loans remaining on nonaccrual, moving to nonaccrual, or continuing to accrue, depending on the individual facts and circumstances of the borrower. All loans whose terms have been modified in a TDR, including both commercial and retail loans, are initially considered “impaired.” When measuring impairment on a TDR, the loan’s value is determined by either the present value of expected cash flows calculated using the loan’s effective interest rate before the restructuring, or the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. If the value as determined is less than the recorded investment in the loan, the difference is charged off through the allowance for loan and lease losses. Modified acquired-impaired loans are not removed from their accounting pool and accounted for as a TDR even if those loans would otherwise be deemed TDRs.

Allowance for Loan and Lease Losses

Originated loans

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

The analysis and methodology for estimating the ALLL include two primary elements. A loss rate analysis which incorporates a historical loss rate as updated for current conditions is used for loans collectively evaluated for impairment, and a specific reserve analysis is used for loans individually evaluated for impairment. For the loss rate analysis, the Company segments loans into commercial non-real estate, construction and land development, commercial real estate, residential mortgage and consumer, with further segmentation as deemed appropriate. Both quantitative and qualitative factors are applied at the detailed portfolio segments. Commercial loans (commercial non-real estate, construction and land development, and commercial real estate) are further subdivided by risk rating, while retail loans (residential mortgage and consumer) are further subdivided by delinquency. The Company uses loss emergence periods developed based on historical experience, which is currently eighteen-months for commercial loans and twelve-months for retail loans. Historical loss rates are calculated using a weighted average of the most recent three loss emergence periods. As circumstances dictate, management will make adjustments to the overall loss rate to reflect differences in current conditions as compared to those during the historical loss period. Conditions to be considered include problem loan trends, current business and economic conditions, credit concentrations, lending policies and procedures, lending staff, collateral values, loan profiles and volumes, loan review quality, and changes in competition and regulations.

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

The monitoring of credit risk also extends to unfunded credit commitments, such as unused commercial credit lines and letters of credit, and management establishes reserves as needed for its estimate of probable losses on such commitments.

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

For acquired-impaired loans, including those acquired in the FDIC-assisted transaction, estimated cash flows expected to be collected are recast at each reporting date for each loan pool. These evaluations require the continued use and updating of key assumptions and estimates such as default rates, loss severity given default and prepayment speed assumptions, similar to those used for the initial fair value estimate. Management judgment must be applied in developing these assumptions. If the present value of expected cash flows for a pool is less than its carrying value, impairment is recognized by an increase in the allowance for loan losses and a charge to the provision for loan losses. If the present value of expected cash flows for a pool is greater than its carrying value, any previously established allowance for loan losses is reversed and any remaining difference increases the accretable yield which will be taken into interest income over the remaining life of the loan pool. Acquired-impaired loans are generally not subject to individual evaluation for impairment and are not reported with impaired loans or troubled debt restructurings, even if they would otherwise qualify for such treatment.

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

Goodwill and Other Intangible Assets

Goodwill, which represents the excess of cost over the fair value of the net assets of an acquired business, is not amortized but tested for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. Impairment is defined as the amount by which the implied fair value of the goodwill contained in any reporting unit is less than the goodwill’s carrying value. Impairment losses would be charged to operating expense. Management reviews goodwill for impairment by first comparing the estimated fair value of the reporting unit to its carrying value. If the reporting unit’s fair value is less than its carrying value, an estimate of the implied fair value of the unit’s goodwill is compared to its carrying value. The Company uses a number of techniques to estimate fair value, including an income approach using the present value of future cash flows and a market approach using prices and other information from similar market transactions. Each technique incorporates assumptions that market participants would use in their estimates of fair value. These include assumptions about the economic environment, expected net interest margins, growth rates, interest at which cash flows are discounted, price-to-book multiples and price-to-earnings multiples.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

Derivative Instruments and Hedging Activities

The Company records all derivatives on the balance sheet at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge. Changes in the fair value of derivatives to which hedge accounting does not apply are recognized immediately in earnings, otherwise it is included in other comprehensive income. Note 9 describes the derivative instruments currently used by the Company and discloses how these derivatives impact Hancock’s financial position and results of operations.

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

Retirement Benefits

The Company sponsors defined benefit pension plans and certain other defined benefit postretirement plans for eligible employees. The amounts reported in the consolidated financial statements with respect to these plans are based on actuarial valuations that incorporate various assumptions regarding future experience under the plans. Note 15 discusses the actuarial assumptions and provides information about the liabilities or assets recognized

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

for the funded status of the Company’s obligations under these plans, the net benefit expense charged to current operations, and the amounts recognized as a component of other comprehensive income and AOCI.

Share-Based Payment Arrangements

The grant date fair value of equity instruments awarded to employees and directors establishes the cost of the services received in exchange, and the cost associated with awards that are expected to vest is recognized over the requisite service period.

Revenue Recognition

The largest source of revenue for the Company is interest revenue. Interest revenue is recognized on an accrual basis driven by written contracts, such as loan agreements or securities contracts. Loan origination fees are recognized over the life of the loan as an adjustment to yield. Other credit-related fees, including letter of credit fees, are recognized in noninterest income when earned. The Company recognizes commission revenue and brokerage, exchange and clearance fees on a trade-date basis. Other types of noninterest revenue such as service charges on deposits and trust revenues are accrued and recognized into income as services are provided and the amount of fees earned can be reasonably determined.

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

Reportable Segment Disclosures

Accounting standards require that information be reported about a company’s operating segments using a “management approach.” Reportable segments are identified in these standards as those revenue-producing components for which discrete financial information is produced internally and which are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. Due to the fact that the Company has one state bank charter and its stated strategy is focused on providing a consistent package of community banking products and services throughout a coherent market area, the Company has identified its

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

overall banking operations as its only reportable segment. Because the overall banking operations comprise substantially all of the consolidated operations, no separate segment disclosures are presented.

Other

Assets held by the Bank in a fiduciary capacity are not assets of the Bank and are not included in the consolidated balance sheets.

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2016, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) that improves the recognition and measurement of financial instruments through targeted changes to existing GAAP. It requires equity investments (except those that are accounted for under the equity method of accounting or result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. It also requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently assessing this pronouncement and adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In September 2015, the FASB issued an ASU that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard should be applied prospectively to measurement period adjustments that occur after the effective date. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

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

In April 2015, the FASB issued an ASU to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

the carrying amount of that debt liability, consistent with debt discounts. The guidance in this ASU did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. Therefore, the FASB issued an ASU in August 2015 to clarify the SEC staff position that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2015. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

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

In June 2014, the FASB issued an ASU regarding repurchase-to-maturity transactions, repurchase financings, and disclosures. Under the new standard, repurchase-to-maturity transactions will be reported as secured borrowings, and transferors will no longer apply the current “linked” accounting model to repurchase agreements executed contemporaneously with the initial transfer of the underlying financial asset with the same counterparty. Public business entities are generally required to apply the accounting changes and comply with the enhanced disclosure requirements for periods beginning after December 15, 2014 and interim periods beginning after March 15, 2015. A public business entity may not early adopt the standard’s provisions. The Company adopted the accounting

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements (continued)

guidance in January 2015 and it did not have a material impact on the Company’s financial condition or results of operations. The new disclosure requirements are included in Note 7 – Short-term Borrowings.

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

Note 2. Securities

The amortized cost and fair value of securities classified as available for sale and held to maturity follow:

Securities Available for Sale
	December 31, 2015				December 31, 2014
in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agency securities	$135	$—	$1	$134	$300,207	$372	$71	$300,508
Municipal obligations	39,410	235	38	39,607	13,995	186	5	14,176
Mortgage-backed securities	1,750,168	19,387	11,182	1,758,373	1,217,293	31,094	2,823	1,245,564
Collateralized mortgage obligations	291,085	140	2,192	289,033	88,093	—	1,229	86,864
Corporate debt securities	3,500	—	—	3,500	3,500	—	—	3,500
Equity securities	2,447	358	48	2,757	8,673	891	11	9,553

	$2,086,745	$20,120	$13,461	$2,093,404	$1,631,761	$32,543	$4,139	$1,660,165

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities (continued)

Securities Held to Maturity
	December 31, 2015				December 31, 2014
in thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury and government agency securities	$50,000	$—	$410	$49,590	$—	$—	$—	$—
Municipal obligations	185,890	3,475	1,166	188,199	180,615	3,416	1,144	182,887
Mortgage-backed securities	1,014,135	15,585	1,589	1,028,131	899,923	23,897	162	923,658
Collateralized mortgage obligations	1,120,363	2,244	12,676	1,109,931	1,085,751	5,590	11,546	1,079,795

	$2,370,388	$21,304	$15,841	$2,375,851	$2,166,289	$32,903	$12,852	$2,186,340

The following table presents the amortized cost and fair value of debt securities at December 31, 2015 by contractual maturity. Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateral mortgage obligations.

in thousands	Amortized Cost	Fair Value
Debt Securities Available for Sale
Due in one year or less	$42,807	$41,901
Due after one year through five years	71,342	72,447
Due after five years through ten years	322,891	330,327
Due after ten years	1,647,258	1,645,972

Total available for sale debt securities	$2,084,298	$2,090,647

in thousands	Amortized Cost	Fair Value
Debt Securities Held to Maturity
Due in one year or less	$113,296	$111,710
Due after one year through five years	430,315	425,060
Due after five years through ten years	137,021	136,244
Due after ten years	1,689,756	1,702,837

Total held to maturity debt securities	$2,370,388	$2,375,851

The Company held no securities classified as trading at December 31, 2015 or 2014.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities (continued)

The details for securities classified as available for sale with unrealized losses as of December 31, 2015 follow:

Available for sale
	Losses < 12 months		Losses 12 months or >		Total
in thousands	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$—	$—	$82	$1	$82	$1
Municipal obligations	8,296	38	—	—	8,296	38
Mortgage-backed securities	831,156	8,257	116,126	2,925	947,282	11,182
Collateralized mortgage obligations	208,397	1,257	33,138	935	241,535	2,192
Equity securities	20	1	1,473	47	1,493	48

	$1,047,869	$9,553	$150,819	$3,908	$1,198,688	$13,461

The details for securities classified as available for sale with unrealized losses as of December 31, 2014 follow:

Available for sale
	Losses < 12 months		Losses 12 months or >		Total
in thousands	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$99,950	$70	$121	$1	$100,071	$71
Municipal obligations	2,995	5	—	—	2,995	5
Mortgage-backed securities	38,955	163	125,641	2,660	164,596	2,823
Collateralized mortgage obligations	—	—	86,864	1,229	86,864	1,229
Equity securities	5,998	10	3	1	6,001	11

	$147,898	$248	$212,629	$3,891	$360,527	$4,139

The details for securities classified as held to maturity with unrealized losses as of December 31, 2015 follow:

Held to maturity
	Losses < 12 months		Losses 12 months or >		Total
in thousands	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$45,590	$410	$—	$—	$45,590	$410
Municipal obligations	22,652	301	48,727	865	71,379	1,166
Mortgage-backed securities	349,635	1,589	—	—	349,635	1,589
Collateralized mortgage obligations	516,330	2,894	370,756	9,782	887,086	12,676

	$934,207	$5,194	$419,483	$10,647	$1,353,690	$15,841

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

Proceeds from sales of securities available for sale were approximately $6.6 million in 2015, $1.5 million in 2014, and $0.2 million in 2013. Realized gross gains and losses, computed through specific identification, were insignificant. The net carrying amount of held to maturity securities that were sold in 2015 was $2.6 million with an associated realized gain of $0.2 million. The securities were sold because they were downgraded, and there was a concern that they would fall below the Company’s investment grade policy threshold.

Securities with carrying values totaling approximately $3.5 billion at December 31, 2015 and $3.2 billion at December 31, 2014 were pledged primarily to secure public deposits or sold under agreements to repurchase.

Note 3. Loans

The Company generally makes loans in its market areas of south Mississippi, southern and central Alabama, south Louisiana, the Houston, Texas area and the northern, central and panhandle regions of Florida. The distinction between the originated, acquired and FDIC acquired loans presented here and certain significant accounting policies relevant to each category are discussed in detail in Note 1. Loans acquired in an FDIC-assisted transaction include non-single family loans covered by a loss share agreement that expired at December 31, 2014. As of December 31, 2015, $170.1 million of FDIC acquired loans remain covered by the single family loss share agreement, providing considerable protection against credit risk.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (continued)

Loans, net of unearned income, consisted of the following:

(in thousands)	December 31, 2015	December 31, 2014
Originated loans:
Commercial non-real estate	$6,930,453	$5,917,728
Construction and land development	1,139,743	1,073,964
Commercial real estate	3,220,509	2,428,195
Residential mortgages	1,887,256	1,704,770
Consumer	2,080,626	1,685,542

Total originated loans	$15,258,587	$12,810,199

Acquired loans:
Commercial non-real estate	$59,843	$120,137
Construction and land development	5,080	21,123
Commercial real estate	176,460	688,045
Residential mortgages	27	2,378
Consumer	20	985

Total acquired loans	$241,430	$832,668

FDIC acquired loans:
Commercial non-real estate	$5,528	$6,195
Construction and land development	7,127	11,674
Commercial real estate	15,582	27,808
Residential mortgages	162,241	187,033
Consumer	12,819	19,699

Total FDIC acquired loans	$203,297	$252,409

Total loans:
Commercial non-real estate	$6,995,824	$6,044,060
Construction and land development	1,151,950	1,106,761
Commercial real estate	3,412,551	3,144,048
Residential mortgages	2,049,524	1,894,181
Consumer	2,093,465	1,706,226

Total loans	$15,703,314	$13,895,276

The Bank makes loans in the normal course of business to directors and executive officers of the Company and the Bank and to their associates. Loans to such related parties are made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk of collectability when originated. Balances of loans to the Company’s directors, executive officers and their associates at December 31, 2015 and 2014 were approximately $17.4 million and $16.2 million, respectively. Related party loan activity for 2015 includes new loans of $18.3 million, repayments of $16.5 million, and a net balance reduction of ($0.6 million) related to changes in directors and executive officers and their associates.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (continued)

The following schedules show activity in the allowance for loan losses for 2015 and 2014 by portfolio segment and the corresponding recorded investment in loans as of December 31, 2015 and December 31, 2014.

	Commercial non-real estate	Construction and land development	Commercial real estate	Residential mortgages	Consumer	Total
(in thousands)	Year Ended December 31, 2015
Originated loans
Allowance for loan losses:
Beginning balance	$50,258	$5,413	$16,544	$8,051	$17,435	$97,701
Charge-offs	(6,934)	(2,424)	(1,482)	(1,635)	(16,688)	(29,163)
Recoveries	3,342	2,179	2,405	687	4,338	12,951
Net provision for loan losses	62,316	(183)	(3,408)	587	17,225	76,537

Ending balance	$108,982	$4,985	$14,059	$7,690	$22,310	$158,026

Ending balance:
Individually evaluated for impairment	$19,031	$392	$1,372	$127	$33	$20,955
Collectively evaluated for impairment	89,951	4,593	12,687	7,563	22,277	137,071
Loans:
Ending balance:	$6,930,453	$1,139,743	$3,220,509	$1,887,256	$2,080,626	$15,258,587
Individually evaluated for impairment	81,622	14,226	14,191	895	152	111,086
Collectively evaluated for impairment	6,848,831	1,125,517	3,206,318	1,886,361	2,080,474	15,147,501

Acquired loans
Allowance for loan losses:
Beginning balance	$—	$—	$477	$—	$—	$477
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net provision for loan losses	—	—	(444)	—	—	(444)

Ending balance	$—	$—	$33	$—	$—	$33

Ending balance:
Individually evaluated for impairment	$—	$—	$33	$—	$—	$33
Amounts related to acquired-impaired loans	—	—	—	—	—	—
Collectively evaluated for impairment	—	—	—	—	—	—
Loans:
Ending balance:	$59,843	$5,080	$176,460	$27	$20	$241,430
Individually evaluated for impairment	—	—	2,340	—	—	2,340
Acquired-impaired loans	6,476	4,976	11,042	27	20	22,541
Collectively evaluated for impairment	53,367	104	163,078	—	—	216,549

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (continued)

	Commercial non-real estate	Construction and land development	Commercial real estate	Residential mortgages	Consumer	Total
(in thousands)	Year Ended December 31, 2015
FDIC acquired loans
Allowance for loan losses:
Beginning balance	$911	$1,008	$4,061	$20,609	$3,995	$30,584
Charge-offs	(1,427)	(410)	(2,743)	(772)	(143)	(5,495)
Recoveries	1,704	910	992	84	196	3,886
Net provision for loan losses	(1,018)	(845)	(1,026)	1,147	(1,313)	(3,055)
Increase (decrease) in FDIC loss share receivable	276	(6)	523	(3,405)	(188)	(2,800)

Ending balance	$446	$657	$1,807	$17,663	$2,547	$23,120

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Amounts related to acquired-impaired loans	446	657	1,807	17,663	2,547	23,120
Collectively evaluated for impairment	—	—	—	—	—	—
Loans:
Ending balance:	$5,528	$7,127	$15,582	$162,241	$12,819	$203,297
Individually evaluated for impairment	—	—	—	—	—	—
Acquired-impaired loans	5,528	7,127	15,582	162,241	12,819	203,297
Collectively evaluated for impairment	—	—	—	—	—	—

Total loans
Allowance for loan losses:
Beginning balance	$51,169	$6,421	$21,082	$28,660	$21,430	$128,762
Charge-offs	(8,361)	(2,834)	(4,225)	(2,407)	(16,831)	(34,658)
Recoveries	5,046	3,089	3,397	771	4,534	16,837
Net provision for loan losses	61,298	(1,028)	(4,878)	1,734	15,912	73,038
Increase (decrease) in FDIC loss share receivable	276	(6)	523	(3,405)	(188)	(2,800)

Ending balance	$109,428	$5,642	$15,899	$25,353	$24,857	$181,179

Ending balance:
Individually evaluated for impairment	$19,031	$392	$1,405	$127	$33	$20,988
Amounts related to acquired-impaired loans	446	657	1,807	17,663	2,547	23,120
Collectively evaluated for impairment	89,951	4,593	12,687	7,563	22,277	137,071
Loans:
Ending balance:	$6,995,824	$1,151,950	$3,412,551	$2,049,524	$2,093,465	$15,703,314
Individually evaluated for impairment	81,622	14,226	16,531	895	152	113,426
Acquired-impaired loans	12,004	12,103	26,624	162,268	12,839	225,838
Collectively evaluated for impairment	6,902,198	1,125,621	3,369,396	1,886,361	2,080,474	15,364,050

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (continued)

	Commercial non-real estate	Construction and land development	Commercial real estate	Residential mortgages	Consumer	Total
(in thousands)	Year Ended December 31, 2014
Originated loans
Allowance for loan losses:
Beginning balance	$33,091	$6,180	$20,649	$6,892	$12,073	$78,885
Charge-offs	(6,813)	(4,770)	(3,579)	(2,285)	(14,055)	(31,502)
Recoveries	3,047	4,000	1,678	644	5,014	14,383
Net provision for loan losses	20,933	3	(2,204)	2,800	14,403	35,935

Ending balance	$50,258	$5,413	$16,544	$8,051	$17,435	$97,701

Ending balance:
Individually evaluated for impairment	$14	$19	$11	$330	$3	$377
Collectively evaluated for impairment	50,244	5,394	16,533	7,721	17,432	97,324
Loans:
Ending balance:	$5,917,728	$1,073,964	$2,428,195	$1,704,770	$1,685,542	$12,810,199
Individually evaluated for impairment	3,987	8,250	12,121	2,656	6	27,020
Collectively evaluated for impairment	5,913,741	1,065,714	2,416,074	1,702,114	1,685,536	12,783,179

Acquired loans
Allowance for loan losses:
Beginning balance	$1,603	$10	$34	$—	$—	$1,647
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net provision for loan losses	(1,603)	(10)	443	—	—	(1,170)

Ending balance	$—	$—	$477	$—	$—	$477

Ending balance:
Individually evaluated for impairment	$—	$—	$477	$—	$—	$477
Amounts related to acquired-impaired loans	—	—	—	—	—	—
Collectively evaluated for impairment	—	—	—	—	—	—
Loans:
Ending balance:	$120,137	$21,123	$688,045	$2,378	$985	$832,668
Individually evaluated for impairment	—	—	2,691	—	—	2,691
Acquired-impaired loans	8,446	19,681	29,777	2,378	985	61,267
Collectively evaluated for impairment	111,691	1,442	655,577	—	—	768,710

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (continued)

	Commercial non-real estate	Construction and land development	Commercial real estate	Residential mortgages	Consumer	Total
(in thousands)	Year Ended December 31, 2014
FDIC acquired loans
Allowance for loan losses:
Beginning balance	$2,323	$2,655	$10,929	$27,989	$9,198	$53,094
Charge-offs	(221)	(148)	(5,350)	(1,008)	(1,270)	(7,997)
Recoveries	485	3,138	1,441	1	431	5,496
Net provision for loan losses	(83)	(208)	(139)	(299)	(196)	(925)
Decrease in FDIC loss share receivable	(1,593)	(4,429)	(2,820)	(6,074)	(4,168)	(19,084)

Ending balance	$911	$1,008	$4,061	$20,609	$3,995	$30,584

Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Amounts related to acquired-impaired loans	911	1,008	4,061	20,609	3,995	30,584
Collectively evaluated for impairment	—	—	—	—	—	—
Loans:
Ending balance:	$6,195	$11,674	$27,808	$187,033	$19,699	$252,409
Individually evaluated for impairment	—	—	—	—	—	—
Acquired-impaired loans	6,195	11,674	27,808	187,033	19,699	252,409
Collectively evaluated for impairment	—	—	—	—	—	—

Total loans
Allowance for loan losses:
Beginning balance	$37,017	$8,845	$31,612	$34,881	$21,271	$133,626
Charge-offs	(7,034)	(4,918)	(8,929)	(3,293)	(15,325)	(39,499)
Recoveries	3,532	7,138	3,119	645	5,445	19,879
Net provision for loan losses	19,247	(215)	(1,900)	2,501	14,207	33,840
Decrease in FDIC loss share receivable	(1,593)	(4,429)	(2,820)	(6,074)	(4,168)	(19,084)

Ending balance	$51,169	$6,421	$21,082	$28,660	$21,430	$128,762

Ending balance:
Individually evaluated for impairment	$14	$19	$488	$330	$3	$854
Amounts related to acquired-impaired loans	911	1,008	4,061	20,609	3,995	30,584
Collectively evaluated for impairment	50,244	5,394	16,533	7,721	17,432	97,324
Loans:
Ending balance:	$6,044,060	$1,106,761	$3,144,048	$1,894,181	$1,706,226	$13,895,276
Individually evaluated for impairment	3,987	8,250	14,812	2,656	6	29,711
Acquired-impaired loans	14,641	31,355	57,585	189,411	20,684	313,676
Collectively evaluated for impairment	6,025,432	1,067,156	3,071,651	1,702,114	1,685,536	13,551,889

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (continued)

FDIC Loss Share Receivable

The receivable arising from the loss-sharing agreements (referred to as the “FDIC loss share receivable” on our consolidated statements of financial condition) is measured separately from the FDIC acquired loan portfolio because the agreements are not contractually part of the covered loans and are not transferable should the Company choose to dispose of the loans. The following schedule shows activity in the FDIC loss share receivable for 2015 and 2014:

(in thousands)	Years Ended December 31,
	2015	2014
Balance, January 1	$60,272	$113,834
Amortization	(5,747)	(12,102)
Charge-offs, write-downs and other (recoveries) losses	(8,072)	(2,245)
External expenses qualifying under loss share agreement	2,677	4,532
Changes due to changes in cash flow projections	(2,800)	(19,084)
FDIC resolution of denied claims	(2,411)	(10,268)
Net payments from FDIC	(14,051)	(14,395)

Balance, December 31	$29,868	$60,272

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

(in thousands)	December 31, 2015	December 31, 2014
Originated loans:
Commercial non-real estate	$88,743	$15,511
Construction and land development	17,294	6,462
Commercial real estate	17,824	22,047
Residential mortgages	23,799	21,702
Consumer	9,061	5,574

Total originated loans	$156,721	$71,296

Acquired loans:
Commercial non-real estate	$—	$—
Construction and land development	—	—
Commercial real estate	2,992	6,139
Residential mortgages	—	—
Consumer	—	—

Total acquired loans	$2,992	$6,139

FDIC acquired loans:
Commercial non-real estate	$—	$—
Construction and land development	—	1,103
Commercial real estate	—	433
Residential mortgages	—	392
Consumer	—	174

Total FDIC acquired loans	$—	$2,102

Total loans:
Commercial non-real estate	$88,743	$15,511
Construction and land development	17,294	7,565
Commercial real estate	20,816	28,619
Residential mortgages	23,799	22,094
Consumer	9,061	5,748

Total loans	$159,713	$79,537

Nonaccrual loans include loans modified in troubled debt restructurings (TDRs) of $8.8 million and $7.0 million, respectively, at December 31, 2015 and 2014. Total TDRs, both accruing and nonaccruing, were $13.1 million at December 31, 2015 and $16.0 million at December 31, 2014.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (continued)

The table below details the TDRs that occurred during 2015 and 2014 by portfolio segment. Substantially all TDRs during 2015 and 2014 were extended amortization or other modification of payment terms. All are individually evaluated for impairment.

Troubled Debt Restructurings:	Years Ended
	2015			2014
	Number of Contracts	Outstanding Recorded Investment		Number of Contracts	Outstanding Recorded Investment
($ in thousands)		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
Originated loans:
Commercial non-real estate	1	$4,420	$4,420	1	$29	$29
Construction and land development	—	—	—	—	—	—
Commercial real estate	1	485	482	3	4,488	4,446
Residential mortgages	4	195	185	7	1,961	1,090
Consumer	1	20	20	1	8	8

Total originated loans	7	$5,120	$5,107	12	$6,486	$5,573

Acquired loans:
Commercial non-real estate	—	$—	$—	—	$—	$—
Construction and land development	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total acquired loans	—	$—	$—	—	$—	$—

FDIC acquired loans:
Commercial non-real estate	—	$—	$—	—	$—	$—
Construction and land development	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total FDIC acquired loans	—	$—	$—	$—	$—	$—

Total loans:
Commercial non-real estate	1	$4,420	$4,420	1	$29	$29
Construction and land development	—	—	—	—	—	—
Commercial real estate	1	485	482	3	4,488	4,446
Residential mortgages	4	195	185	7	1,961	1,090
Consumer	1	20	20	1	8	8

Total loans	7	$5,120	$5,107	12	$6,486	$5,573

No TDRs subsequently defaulted within twelve months of modification in the year ended December 31, 2015. For the year ended December 31, 2014, one originated commercial non-real estate loan with a recorded investment of $0.9 million and one residential mortgage loan with a recorded investment of $0.3 million subsequently defaulted within twelve months of modification.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (continued)

The tables below present loans that are individually evaluated for impairment disaggregated by class at December 31, 2015 and December 31, 2014. Loans individually evaluated for impairment include TDRs and loans that are determined to be impaired and have aggregate relationship balances of $1 million or more.

December 31, 2015 (in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Originated loans:
With no related allowance recorded:
Commercial non-real estate	$34,788	$37,285	$—	$18,860	$—
Construction and land development	12,461	12,461	—	2,459	—
Commercial real estate	7,785	8,499	—	10,933	35
Residential mortgages	—	—	—	259	2
Consumer	—	—	—	74	—

	55,034	58,245	—	32,585	37
With an allowance recorded:
Commercial non-real estate	46,834	47,703	19,031	22,414	11
Construction and land development	1,765	2,323	392	3,049	66
Commercial real estate	6,406	6,413	1,372	12,488	104
Residential mortgages	895	1,405	127	1,359	20
Consumer	152	152	33	45	4

	56,052	57,996	20,955	39,355	205
Total:
Commercial non-real estate	81,622	84,988	19,031	41,274	11
Construction and land development	14,226	14,784	392	5,508	66
Commercial real estate	14,191	14,912	1,372	23,421	139
Residential mortgages	895	1,405	127	1,618	22
Consumer	152	152	33	119	4

Total originated loans	$111,086	$116,241	$20,955	$71,940	$242

Acquired loans:
With an allowance recorded:
Commercial non-real estate	$—	$—	$—	$—	$—
Construction and land development	—	—	—	—	—
Commercial real estate	2,340	2,382	33	2,244	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	2,340	2,382	33	2,244	—
Total:
Commercial non-real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial real estate	2,340	2,382	33	2,244	—
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

Total acquired loans	$2,340	$2,382	$33	$2,244	$—

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (continued)

December 31, 2015 (in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Total loans:
With no related allowance recorded:
Commercial non-real estate	$34,788	$37,285	$—	$18,860	$—
Construction and land development	12,461	12,461	—	2,459	—
Commercial real estate	7,785	8,499	—	10,933	35
Residential mortgages	—	—	—	259	2
Consumer	—	—	—	74	—

	55,034	58,245	—	32,585	37
With an allowance recorded:
Commercial non-real estate	46,834	47,703	19,031	22,414	11
Construction and land development	1,765	2,323	392	3,049	66
Commercial real estate	8,746	8,795	1,405	14,732	104
Residential mortgages	895	1,405	127	1,359	20
Consumer	152	152	33	45	4

	58,392	60,378	20,988	41,599	205
Total:
Commercial non-real estate	81,622	84,988	19,031	41,274	11
Construction and land development	14,226	14,784	392	5,508	66
Commercial real estate	16,531	17,294	1,405	25,665	139
Residential mortgages	895	1,405	127	1,618	22
Consumer	152	152	33	119	4

Total loans	$113,426	$118,623	$20,988	$74,184	$242

December 31, 2014 (in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Originated loans:
With no related allowance recorded:
Commercial non-real estate	$3,003	$3,646	$—	$1,209	$51
Construction and land development	3,345	6,486	—	3,330	142
Commercial real estate	8,467	10,575	—	8,461	331
Residential mortgages	—	—	—	88	3
Consumer	—	—	—	—	—

	14,815	20,707	—	13,088	527
With an allowance recorded:
Commercial non-real estate	984	984	14	5,522	99
Construction and land development	4,905	4,906	19	6,660	137
Commercial real estate	3,654	3,654	11	7,500	109
Residential mortgages	2,656	3,311	330	2,204	50
Consumer	6	6	3	1	—

	12,205	12,861	377	21,887	395
Total:
Commercial non-real estate	3,987	4,630	14	6,732	150
Construction and land development	8,250	11,392	19	9,990	279
Commercial real estate	12,121	14,229	11	15,961	439
Residential mortgages	2,656	3,311	330	2,292	53
Consumer	6	6	3	1	—

Total originated loans	$27,020	$33,568	$377	$34,976	$921

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (continued)

December 31, 2014 (in thousands)	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Acquired loans:
With no related allowance recorded:
Commercial non-real estate	$—	$—	$—	$357	$—
Construction and land development	—	—	—	121	—
Commercial real estate	—	—	—	311	—
Residential mortgages	—	—	—	88	—
Consumer	—	—	—	—	—

	—	—	—	877	—
With an allowance recorded:
Commercial non-real estate	—	—	—	1,059	122
Construction and land development	—	—	—	1,037	56
Commercial real estate	2,691	2,720	477	1,357	75
Residential mortgages	—	—	—	—	—
Consumer	—	—	—	—	—

	2,691	2,720	477	3,453	253
Total:
Commercial non-real estate	—	—	—	1,416	122
Construction and land development	—	—	—	1,158	56
Commercial real estate	2,691	2,720	477	1,668	75
Residential mortgages	—	—	—	88	—
Consumer	—	—	—	—	—

Total acquired loans	$2,691	$2,720	$477	$4,330	$253

Total loans:
With no related allowance recorded:
Commercial non-real estate	$3,003	$3,646	$—	$1,566	$51
Construction and land development	3,345	6,486	—	3,451	142
Commercial real estate	8,467	10,575	—	8,772	331
Residential mortgages	—	—	—	176	3
Consumer	—	—	—	—	—

	14,815	20,707	—	13,965	527
With an allowance recorded:
Commercial non-real estate	984	984	14	6,581	221
Construction and land development	4,905	4,906	19	7,697	193
Commercial real estate	6,345	6,374	488	8,857	184
Residential mortgages	2,656	3,311	330	2,204	50
Consumer	6	6	3	1	—

	14,896	15,581	854	25,340	648
Total:
Commercial non-real estate	3,987	4,630	14	8,147	272
Construction and land development	8,250	11,392	19	11,148	335
Commercial real estate	14,812	16,949	488	17,629	515
Residential mortgages	2,656	3,311	330	2,380	53
Consumer	6	6	3	1	—

Total loans	$29,711	$36,288	$854	$39,305	$1,175

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (continued)

The following table presents the age analysis of past due loans at December 31, 2015 and December 31, 2014. FDIC acquired and acquired-impaired loans with an accretable yield are considered to be current in the following delinquency table:

December 31, 2015	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and accruing
(in thousands)
Originated loans:
Commercial non-real estate	$17,406	$1,468	$25,007	$43,881	$6,886,572	$6,930,453	$3,060
Construction and land development	19,886	436	4,043	24,365	1,115,378	1,139,743	1,230
Commercial real estate	6,754	1,329	12,503	20,586	3,199,923	3,220,509	1,034
Residential mortgages	18,657	4,360	11,840	34,857	1,852,399	1,887,256	163
Consumer	16,309	4,432	8,645	29,386	2,051,240	2,080,626	2,166

Total	$79,012	$12,025	$62,038	$153,075	$15,105,512	$15,258,587	$7,653

Acquired loans:
Commercial non-real estate	$—	$—	$—	$—	$59,843	$59,843	$—
Construction and land development	—	—	—	—	5,080	5,080	—
Commercial real estate	15	76	525	616	175,844	176,460	—
Residential mortgages	—	—	—	—	27	27	—
Consumer	—	—	—	—	20	20	—

Total	$15	$76	$525	$616	$240,814	$241,430	$—

FDIC acquired loans:
Commercial non-real estate	$—	$—	$—	$—	$5,528	$5,528	$—
Construction and land development	—	—	—	—	7,127	7,127	—
Commercial real estate	—	—	—	—	15,582	15,582	—
Residential mortgages	—	—	—	—	162,241	162,241	—
Consumer	—	—	—	—	12,819	12,819	—

Total	$—	$—	$—	$—	$203,297	$203,297	$—

Total loans:
Commercial non-real estate	$17,406	$1,468	$25,007	$43,881	$6,951,943	$6,995,824	$3,060
Construction and land development	19,886	436	4,043	24,365	1,127,585	1,151,950	1,230
Commercial real estate	6,769	1,405	13,028	21,202	3,391,349	3,412,551	1,034
Residential mortgages	18,657	4,360	11,840	34,857	2,014,667	2,049,524	163
Consumer	16,309	4,432	8,645	29,386	2,064,079	2,093,465	2,166

Total	$79,027	$12,101	$62,563	$153,691	$15,549,623	$15,703,314	$7,653

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (continued)

December 31, 2014	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and accruing
(in thousands)
Originated loans:
Commercial non-real estate	$4,380	$1,742	$8,560	$14,682	$5,903,046	$5,917,728	$630
Construction and land development	6,620	1,532	4,453	12,605	1,061,359	1,073,964	142
Commercial real estate	6,527	2,964	13,234	22,725	2,405,470	2,428,195	696
Residential mortgages	14,730	3,261	11,208	29,199	1,675,571	1,704,770	1,199
Consumer	8,422	2,450	4,365	15,237	1,670,305	1,685,542	1,897

Total	$40,679	$11,949	$41,820	$94,448	$12,715,751	$12,810,199	$4,564

Acquired loans:
Commercial non-real estate	$—	$—	$—	$—	$120,137	$120,137	$—
Construction and land development	111	—	—	111	21,012	21,123	—
Commercial real estate	3,861	282	1,591	5,734	682,311	688,045	261
Residential mortgages	—	—	—	—	2,378	2,378	—
Consumer	—	—	—	—	985	985	—

Total	$3,972	$282	$1,591	$5,845	$826,823	$832,668	$261

FDIC acquired loans:
Commercial non-real estate	$—	$—	$—	$—	$6,195	$6,195	$—
Construction and land development	—	—	1,103	1,103	10,571	11,674	—
Commercial real estate	—	—	433	433	27,375	27,808	—
Residential mortgages	—	272	—	272	186,761	187,033	—
Consumer	1	—	34	35	19,664	19,699	—

Total	$1	$272	$1,570	$1,843	$250,566	$252,409	$—

Total loans:
Commercial non-real estate	$4,380	$1,742	$8,560	$14,682	$6,029,378	$6,044,060	$630
Construction and land development	6,731	1,532	5,556	13,819	1,092,942	1,106,761	142
Commercial real estate	10,388	3,246	15,258	28,892	3,115,156	3,144,048	957
Residential mortgages	14,730	3,533	11,208	29,471	1,864,710	1,894,181	1,199
Consumer	8,423	2,450	4,399	15,272	1,690,954	1,706,226	1,897

Total	$44,652	$12,503	$44,981	$102,136	$13,793,140	$13,895,276	$4,825

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (continued)

The following table presents the credit quality indicators of the Company’s various classes of loans at December 31, 2015 and December 31, 2014.

Commercial Non-Real Estate Loans
Credit Risk Profile by Internally Assigned Grade
	December 31, 2015				December 31, 2014
(in thousands)	Originated	Acquired	FDIC acquired	Total	Originated	Acquired	FDIC acquired	Total
Grade:
Pass	$6,205,372	$53,381	$2,110	$6,260,863	$5,577,827	$111,847	$2,027	$5,691,701
Pass-Watch	167,720	—	869	168,589	174,742	715	1,120	176,577
Special Mention	211,230	—	—	211,230	52,962	350	—	53,312
Substandard	346,087	6,462	2,549	355,098	112,153	7,225	3,017	122,395
Doubtful	44	—	—	44	44	—	31	75

Total	$6,930,453	$59,843	$5,528	$6,995,824	$5,917,728	$120,137	$6,195	$6,044,060

Construction Loans
Credit Risk Profile by Internally Assigned Grade
	December 31, 2015				December 31, 2014
(in thousands)	Originated	Acquired	FDIC acquired	Total	Originated	Acquired	FDIC acquired	Total
Grade:
Pass	$1,092,299	$910	$2,087	$1,095,296	$1,012,128	$14,377	$2,468	$1,028,973
Pass-Watch	5,709	223	909	6,841	21,516	432	532	22,480
Special Mention	12,017	—	280	12,297	7,097	129	319	7,545
Substandard	29,718	3,947	3,851	37,516	33,223	6,185	8,355	47,763

Total	$1,139,743	$5,080	$7,127	$1,151,950	$1,073,964	$21,123	$11,674	$1,106,761

Commercial Real Estate Loans
Credit Risk Profile by Internally Assigned Grade
	December 31, 2015				December 31, 2014
(in thousands)	Originated	Acquired	FDIC acquired	Total	Originated	Acquired	FDIC acquired	Total
Grade:
Pass	$3,058,342	$159,750	$3,117	$3,221,209	$2,241,391	$641,966	$4,139	$2,887,496
Pass-Watch	41,830	2,355	2,296	46,481	61,589	11,142	4,547	77,278
Special Mention	40,576	5,112	1,364	47,052	21,543	8,113	1,319	30,975
Substandard	79,745	9,243	8,805	97,793	103,651	26,824	17,803	148,278
Doubtful	16	—	—	16	21	—	—	21

Total	$3,220,509	$176,460	$15,582	$3,412,551	$2,428,195	$688,045	$27,808	$3,144,048

Residential Mortgage Loans
Credit Risk Profile Based on Payment Activity and Accrual Status
	December 31, 2015				December 31, 2014
(in thousands)	Originated	Acquired	FDIC acquired	Total	Originated	Acquired	FDIC acquired	Total
Performing	$1,863,295	$27	$162,241	$2,025,563	$1,681,868	$2,378	$186,641	$1,870,887
Nonperforming	23,961	—	—	23,961	22,902	—	392	23,294

Total	$1,887,256	$27	$162,241	$2,049,524	$1,704,770	$2,378	$187,033	$1,894,181

Consumer Loans
Credit Risk Profile Based on Payment Activity and Accrual Status
	December 31, 2015				December 31, 2014
(in thousands)	Originated	Acquired	FDIC acquired	Total	Originated	Acquired	FDIC acquired	Total
Performing	$2,069,399	$20	$12,819	$2,082,238	$1,678,069	$985	$19,525	$1,698,579
Nonperforming	11,227	—	—	11,227	7,473	—	174	7,647

Total	$2,080,626	$20	$12,819	$2,093,465	$1,685,542	$985	$19,699	$1,706,226

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

Credit Review uses a risk-focused continuous monitoring program that provides for an independent, objective and timely review of credit risk within the Company.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Loans (continued)

Changes in the carrying amount of acquired-impaired loans and accretable yield are presented in the following table for the years ended December 31, 2015 and 2014:

	December 31, 2015				December 31, 2014
	FDIC acquired		Acquired		FDIC acquired		Acquired
(in thousands)	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield
Balance at beginning of period	$252,409	$112,788	$61,276	$74,668	$358,666	$122,715	$68,075	$131,370
Payments received, net	(62,579)	(422)	(53,268)	(21,556)	(125,388)	(1,071)	(50,178)	(32,855)
Accretion	13,467	(13,467)	14,533	(14,533)	19,131	(19,131)	43,379	(43,379)
Decrease in expected cash flows based on actual cash flow and changes in cash flow assumptions	—	(3,537)	—	(701)	—	(1,137)	—	(203)
Net transfers from nonaccretable difference to accretable yield	—	(3,798)	—	46	—	11,412	—	19,735

Balance at end of period	$203,297	$91,564	$22,541	$37,924	$252,409	$112,788	$61,276	$74,668

Loans Held for Sale

Loans held for sale totaled $20.4 million and $20.3 million, respectively, at December 31, 2015 and 2014. Substantially all loans held for sale are residential mortgage loans originated on a best-efforts basis, whereby a commitment by a third party to purchase the loan has been received concurrent with the Bank’s commitment to the borrower to originate the loan.

Residential Mortgage Loans in Process of Foreclosure

Included in loans are $7.4 million and $13.7 million of consumer loans secured by single family residential mortgage real estate that are in process of foreclosure as of December 31, 2015 and December 31, 2014, respectively. Of these loans, $4.1 million and $8.1 million, respectively, are covered by an FDIC loss share agreement that provides significant protection against losses. Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. In addition to the single family residential real estate loans in process of foreclosure, the Company also held $9.3 million and $12.7 million of foreclosed single family residential properties in other real estate owned as of December 31, 2015 and December 31, 2014, respectively. Of these foreclosed properties, $1.6 million and $8.2 million as of December 31, 2015 and December 31, 2014, respectively, are also covered by the FDIC loss share agreement.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4. Property and Equipment

Property and equipment consisted of the following:

	December 31,
(in thousands)	2015	2014
Land and land improvements	$81,940	$86,039
Buildings and leasehold improvements	339,309	348,450
Furniture, fixtures and equipment	95,364	90,244
Software	65,383	57,305
Assets under development	4,782	9,873

	586,778	591,911
Accumulated depreciation and amortization	(209,763)	(193,527)

Property and equipment, net	$377,015	$398,384

Depreciation and amortization expense was $28.8 million, $30.3 million and $32.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 5. Goodwill and Other Intangible Assets

Goodwill represents the excess of the consideration exchanged over the fair value of the net assets acquired in purchase business combinations. The carrying amount of goodwill was $621.2 million at both December 31, 2015 and 2014. The Company completed its annual goodwill impairment test as of September 30, 2015 and concluded that there was no impairment of goodwill. However, several events occurred during the fourth quarter which indicated that there may be impairment. These events included the continued decline in crude oil prices, a decline in the Company’s stock price and market capitalization, and an unusually large fourth quarter loan loss provision. As a result, management tested for goodwill impairment as of December 31, 2015.

The Company used multiple approaches to measure its fair value at December 31, 2015. These included an income approach using the discounted net present value of estimated future cash flows, a transaction or price-to-book multiple approach using the actual price paid by similar companies in recent acquisition transactions and a market capitalization approach using both the Company’s actual market capitalization at December 31, 2015 and an estimated market capitalization using a price-to-earnings multiple based off the Company’s 2016 forecast.

The results from each of the approaches were relatively similar with little disparity and were combined and weighted to derive an estimated fair market value for the Company. Equal weightings were given to the income approach, the transaction approach and the market capitalization approach using 2016 forecasted earnings and a lower weighting given to the current market capitalization approach as management believes the Company’s current market capitalization is temporarily depressed due to the depressed energy sector. The weighted approach resulted in a fair market value approximately 15% higher than book at December 31, 2015.

Each of the valuation techniques used by the Company requires significant assumptions. Depending upon the specific approach, assumptions are made concerning the economic environment, expected net interest margins, growth rates, discount rates for cash flows, control premiums, price-to-earnings multiples, and price-to-book multiples. Also, assumptions are made to determine the appropriate individual weighting to be used for each approach in determining the fair market value. Changes to any one of these assumptions could result in significantly different results.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Goodwill and Other Intangible Assets (continued)

No goodwill impairment charges were recognized during 2015, 2014, or 2013.

Identifiable intangible assets with finite lives are amortized over the periods benefited and are evaluated for impairment similar to other long-lived assets. In 2015, the Company eliminated the $1.1 million remaining carrying value of CDI in conjunction with the sale of four Houston, Texas branches on March 27, 2015. The carrying value of intangible assets subject to amortization was as follows:

	December 31, 2015
(in thousands)	Purchase Value	Accumulated Amortization	Carrying Value
Core deposit intangibles	$190,655	$97,026	$93,629
Credit card and trust relationships	22,400	12,735	9,665
Trade name	11,722	11,722	—
Merchant processing relationships	10,000	5,756	4,244

	$234,777	$127,239	$107,538

	December 31, 2014
(in thousands)	Purchase Value	Accumulated Amortization	Carrying Value
Core deposit intangibles	$198,002	$85,254	$112,748
Credit card and trust relationships	22,400	10,366	12,034
Non-compete agreements	400	400	—
Trade name	11,722	9,334	2,388
Merchant processing relationships	10,000	4,360	5,640

	$242,524	$109,714	$132,810

	Years Ended December 31,
(in thousands)	2015	2014	2013
Aggregate amortization expense for:
Core deposit intangibles	$18,031	$19,897	$21,905
Credit card and trust relationships	2,369	2,566	2,819
Value of insurance business acquired	—	34	148
Non-compete agreements	—	100	200
Trade name	2,388	2,605	2,605
Merchant processing relationships	1,396	1,595	1,793

	$24,184	$26,797	$29,470

The weighted-average remaining life of core deposit intangibles is 10 years. The weighted-average remaining life of other identifiable intangibles is 8 years.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Goodwill and Other Intangible Assets (continued)

The following table shows estimated amortization expense of other intangible assets for the five succeeding years and thereafter, calculated based on current amortization schedules (in thousands):

2016	$19,782
2017	17,814
2018	15,842
2019	13,328
2020	10,529
Thereafter	30,243

$107,538

Note 6. Time Deposits

The maturity of time deposits at December 31, 2015 follows:

(in thousands)
2016	$1,419,164
2017	557,833
2018	169,604
2019	67,636
2020	17,297
Thereafter	9,750

Total time deposits	$2,241,284

Certificates of deposits of more than $250,000 totaled approximately $574 million at December 31, 2015.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Short-Term Borrowings

The following table presents information concerning short-term borrowings:

	December 31,
(in thousands)	2015	2014
Federal funds purchased:
Amount outstanding at period-end	$10,100	$12,000
Average amount outstanding during period	15,992	12,196
Maximum amount at any month-end during period	13,675	12,000
Weighted-average interest at period-end	0.13%	0.13%
Weighted-average interest rate during period	0.26%	0.25%

Securities sold under agreements to repurchase:
Amount outstanding at period-end	$513,544	$624,573
Average amount outstanding during period	539,169	688,704
Maximum amount at any month-end during period	609,671	816,617
Weighted-average interest at period-end	0.03%	0.03%
Weighted-average interest rate during period	0.03%	0.27%

FHLB borrowings:
Amount outstanding at period-end	$900,000	$515,000
Average amount outstanding during period	469,973	304,781
Maximum amount at any month-end during period	900,000	565,000
Weighted-average interest at period-end	0.32%	0.12%
Weighted-average interest rate during period	0.18%	0.15%

Federal funds purchased represent unsecured borrowings from other banks, generally on an overnight basis.

Securities sold under agreements to repurchase (“repurchase agreements”) are funds borrowed on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury-management services offered to deposit customers. The customer repurchase agreements mature daily and were secured by agency securities. As the Company maintains effective control over assets sold under agreements to repurchase, the securities continue to be carried on the consolidated statements of financial condition. Because the Company acts as borrower transferring assets to the counterparty, and the agreements mature daily, the Company’s risk is very limited.

The $900 million of FHLB borrowings at December 31, 2015, consist of four $225 million variable-rate term notes, two maturing in 2017 and two maturing in 2020. These notes re-price monthly. At the Company’s option, the notes may be re-paid, either in whole or in-part, on any monthly re-pricing date subject to a two week advanced notice requirement, and therefore are classified as short-term borrowings. All other FHLB borrowings held had stated maturities of three months or less.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Long-term Debt

Long-term debt consisted of the following:

	December 31,
(in thousands)	2015	2014
Subordinated notes payable, maturing June 2045	$150,000	$—
Subordinated notes payable, maturing April 2017	98,011	98,011
Term note payable, maturing December 2018	125,000	—
Term note payable, maturing December 2015	—	149,600
Other long-term debt	122,988	126,760

Total long-term debt	$495,999	$374,371

On March 9, 2015, the Company completed the issuance of subordinated notes payable with an aggregate principal amount of $150 million, maturing on June 15, 2045. These notes accrue interest at a fixed rate of 5.95% per annum, with quarterly interest payments which began in June 2015. Subject to prior approval by the Federal Reserve, the Company may redeem the notes in whole or in part on any interest payment date on or after June 15, 2020. This debt qualifies as Tier 2 capital in the calculation of certain regulatory capital ratios.

The subordinated notes payable maturing April 2017 accrue interest at a fixed rate of 5.875% per annum. As of December 31, 2015, 20% of the balance of these notes qualifies as capital in the calculation of certain regulatory capital ratios. The notes will no longer qualify as capital as of April 1, 2016.

On December 18, 2015, the Company entered a senior unsecured single-draw term loan facility totaling $125 million, all of which was borrowed on the closing date. Amounts borrowed under the loan facility bear interest at a variable rate based on LIBOR plus 1.50% per annum. The loan agreement requires quarterly principal payments of $4.5 million, and outstanding borrowings may be prepaid in whole or in part at any time prior to the December 18, 2018 maturity date without premium or penalty, subject to reimbursement of certain lenders’ costs.

On December 21, 2012, the Company entered into a three-year term loan agreement that provided for a $220 million term loan facility, all of which was borrowed on the closing date. The agreement also provided for up to $50 million in additional borrowings under the loan facility, subject to obtaining additional commitments from existing or new lenders and satisfaction of certain other conditions. Amounts borrowed under the loan facility bore interest at a variable rate based on LIBOR plus 1.875% per annum. This facility was paid in full at maturity in December 2015 using the proceeds from the new debt acquired on December 18, 2015.

The Company must satisfy certain financial covenants and is subject to other restrictions customary in financings, none of which are expected to adversely impact the operations of the Company. Financial covenants cover, among other things, the maintenance of minimum levels for regulatory capital ratios, consolidated net worth, consolidated return on assets, and holding company liquidity and dividend capacity, and specify a maximum ratio of consolidated nonperforming assets to consolidated total loans and other real estate, calculated without FDIC-covered assets. The Company was in compliance with all covenants as of December 31, 2015.

Substantially all of the other long-term debt consists of borrowings associated with tax credit fund activities. Although these borrowings have indicated maturities through 2053, they are expected to be paid off at the end of the seven-year compliance period for the related tax credit investments.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Derivatives

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage risks related to differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments, currently related to select pools of variable rate loans. The Bank has also entered into interest rate derivative agreements as a service to certain qualifying customers. The Bank manages a matched book with respect to these customer derivatives in order to minimize their net risk exposure resulting from such agreements. The Bank also enters into risk participation agreements under which they may either sell or buy credit risk associated with a customer’s performance under certain interest rate derivative contracts related to loans in which participation interests have been sold to or purchased from other banks.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2015 and 2014.

				Fair Values (1)
		Notional Amounts		Assets		Liabilities
(in thousands)	Type of Hedge	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014	December 31, 2015	December 31, 2014
Derivatives designated as hedging instruments:
Interest rate swaps	Cash Flow	$500,000	$300,000	$—	$—	$281	$592

		$500,000	$300,000	$—	$—	$281	$592

Derivatives not designated as hedging instruments:
Interest rate swaps (2)	N/A	$780,871	$747,754	$20,622	$17,806	$21,007	$18,419
Risk participation agreements	N/A	83,430	80,438	83	125	162	208
Forward commitments to sell residential mortgage loans	N/A	55,128	52,238	263	80	336	250
Interest rate-lock commitments on residential mortgage loans	N/A	38,853	33,068	243	111	167	44
Foreign exchange forward contracts	N/A	44,068	89,432	2,040	1,310	2,015	1,347

		$1,002,350	$1,002,930	$23,251	$19,432	$23,687	$20,268

(1)	Derivative assets and liabilities are reported with other assets or other liabilities, respectively, in the consolidated balance sheets.
(2)	The notional amount represents both the customer accommodation agreements and offsetting agreements with unrelated financial institutions.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Derivatives (continued)

Cash Flow Hedges of Interest Rate Risk

The Company is party to two interest rate swap agreements – one with a notional amount of $300 million and the second with a notional amount of $200 million. For both agreements, the Company receives interest at a fixed rate and pays at a variable rate. The derivative instrument represented by these swap agreements were designated as and qualify as cash flow hedges of the Company’s forecasted variable cash flows for a pool of variable rate loans. The $300 million swap agreement expires in January, 2017 and the $200 million swap agreement expires in June, 2017.

During the term of the swap agreements, the effective portion of changes in the fair value of the derivative instruments are recorded in AOCI and subsequently reclassified into earnings in the periods that the hedged forecasted variable-rate interest payments affects earnings. The impact on AOCI is reflected in footnote 10. There was no ineffective portion of the change in fair value of the derivative recognized directly in earnings.

Derivatives Not Designated as Hedges

Customer interest rate derivative program

The Bank enters into interest rate derivative agreements, primarily rate swaps, with commercial banking customers to facilitate their risk management strategies. The Bank enters into offsetting agreements with unrelated financial institutions, thereby mitigating its net interest rate risk exposure resulting from such transactions. Because the interest rate derivatives associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

Risk participation agreements

The Bank also enters into risk participation agreements under which it may either assume or sell credit risk associated with a borrower’s performance under certain interest rate derivative contracts. In those instances where the Bank has assumed credit risk, it is not a direct counterparty to the derivative contract with the borrower and have entered into the risk participation agreement because it is a party to the related loan agreement with the borrower. In those instances in which the Bank has sold credit risk, it is the sole counterparty to the derivative contract with the borrower and has entered into the risk participation agreement because other banks participate in the related loan agreement. The Bank manages its credit risk under risk participation agreements by monitoring the creditworthiness of the borrower, based on the Bank’s normal credit review process.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9. Derivatives (continued)

Effect of Derivative Instruments on the Income Statement

Derivative income consisting primarily of customer interest rate swap fees, net of fair value adjustments, is reflected in the income statement in other noninterest income, totaling $2.7 million, $1.6 million and $4.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. The impact to interest income from cash flow hedges was $2.1 million and $0.3 million for the years ended December 31, 2015 and 2014, respectively. There was no impact to interest income from derivatives for the year ended December 31, 2013.

Credit Risk-Related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial counterparty to terminate the contracts in certain circumstances, such as the downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. As of December 31, 2015, the aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a net liability position was $20.8 million, for which the Bank had posted collateral of $23.7 million.

Offsetting Assets and Liabilities

The Bank’s derivative instruments to certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero. Offsetting information in regards to derivative assets and liabilities subject to these master netting agreements at December 31, 2015 and December 31, 2014 is presented in the following tables:

As of December 31, 2015
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)				Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$224	$—	$224	$224	$—	$—

Derivative Liabilities	$21,034	$—	$21,034	$224	$23,482	$(2,672)

As of December 31, 2014
	Gross Amounts Recognized	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)				Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$650	$—	$650	$650	$—	$—

Derivative Liabilities	$16,771	$—	$16,771	$650	$17,343	$(1,222)

The company has excess collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

The information presented in the Offsetting Assets and Liabilities table in the prior year annual report included derivative assets and liabilities for customer swap agreements that were not subject to netting agreements. The prior period balances reflected in the preceding table have been revised to include only derivative instruments subject to netting agreements. The change in the disclosures was not considered material to the previously issued financial statements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Stockholders’ Equity

Stock Repurchase Program

On August 28, 2015, the Company’s Board of Directors approved a stock repurchase plan that authorizes the repurchase of up to 5%, or approximately 3.9 million shares of its outstanding common stock. The approved plan allows the Company to repurchase its common shares either in the open market in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions with non-affiliated sellers or as otherwise determined by the Company from time to time until September 30, 2016. Under this plan, the Company has repurchased 741,393 shares of its common stock at an average price of $27.44 per share through December 31, 2015.

In March 2015, the Company completed the prior stock repurchase program that had been approved by the Company’s Board of Directors on July 16, 2014 which authorized the repurchase of up to 5%, or approximately 4.1 million shares, of its outstanding common stock. Under this plan, the Company repurchased a total of 4.1 million shares of its common stock at an average price of $30.02 per share.

Accumulated Other Comprehensive Income (Loss)

A roll forward of the components of AOCI is included as follows:

(in thousands)	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Cash Flow Hedges	Total
Balance, December 31, 2012	$38,854	$19,090	$(80,688)	$(181)	$(22,925)
Net change in unrealized loss	(105,270)	—	—	(4)	(105,274)
Transfer of net unrealized loss from AFS to HTM, net of cumulative tax effect	36,208	(36,208)	—	—	—
Reclassification of net (gain) loss realized and included in earnings	(105)	—	8,331	301	8,527
Valuation adjustment for employee benefit plans	—	—	82,653	—	82,653
Amortization of unrealized net gain on securities transferred to held to maturity	—	(6,371)	—	—	(6,371)
Income tax expense (benefit)	(38,576)	(2,300)	32,749	116	(8,011)

Balance, December 31, 2013	$8,263	$(21,189)	$(22,453)	$—	$(35,379)
Net change in unrealized gain (loss)	15,413	—	—	(592)	14,821
Reclassification of net loss realized and included in earnings	—	—	390	—	390
Valuation adjustment for employee benefit plans	—	—	(41,244)	—	(41,244)
Amortization of unrealized net loss on securities transferred to held to maturity	—	3,297	—	—	3,297
Income tax expense (benefit)	5,675	1,182	(14,681)	(217)	(8,041)

Balance, December 31, 2014	$18,001	$(19,074)	$(48,626)	$(375)	$(50,074)
Net change in unrealized (loss) gain	(21,581)	—	—	311	(21,270)
Reclassification of net (gain) loss realized and included in earnings	(165)	—	3,175	—	3,010
Valuation adjustment for employee benefit plans	—	—	(33,971)	—	(33,971)
Amortization of unrealized net loss on securities transferred to held to maturity	—	3,530	—	—	3,530
Income tax expense (benefit)	(8,013)	1,251	(11,532)	114	(18,180)

Balance, December 31, 2015	$4,268	$(16,795)	$(67,890)	$(178)	$(80,595)

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Stockholders’ Equity (continued)

AOCI is reported as a component of stockholders’ equity. AOCI includes unrealized gains and losses on available for sale (“AFS”) securities and unrealized gains (losses) on AFS securities that were transferred to held to maturity (“HTM”) securities in the first quarter of 2012 and the third quarter of 2013. Such amounts on the transferred securities will be amortized over the estimated remaining life of the security as an adjustment to yield, offsetting the related amortization of the net premium created in the transfer. Subject to certain thresholds, unrealized losses on employee benefit plans will be reclassified into income as pension and post retirement costs are recognized over the remaining service period of plan participants. Accumulated gains/losses on the cash flow hedge of the variable-rate loans described in Note 9 will be reclassified into income over the life of the hedge. Gains (losses) in AOCI are net of deferred income taxes.

The following table shows the line items in the consolidated income statements affected by amounts reclassified from AOCI:

Year Ended December 31,
Amount reclassified from AOCI (a) (in thousands)	2015	2014	Increase (decrease) in affected line item in the income statement
Gain on sale of AFS securities	$165	$—	Securities gains (losses)
Tax effect	(58)	—	Income taxes

Net of tax	107	—	Net income

Amortization of unrealized net loss on securities transferred to HTM	$(3,530)	$(3,297)	Interest income
Tax effect	1,236	1,154	Income taxes

Net of tax	(2,294)	(2,143)	Net income

Amortization of defined benefit pension and post-retirement items (b)	$(3,175)	$(390)	Employee benefits expense
Tax effect	1,111	137	Income taxes

Net of tax	(2,064)	(253)	Net income

Total reclassifications, net of tax	$(4,251)	$2,396	Net income

(a)	Amounts in parenthesis indicate reduction in net income.
(b)	These AOCI components are included in the computation of net periodic pension and post-retirement cost that is reported with employee benefits expense (see footnote 15 for additional details).

Note: Tax effect calculated using 35% rate.

Regulatory Capital

Measures of regulatory capital are an important tool used by regulators to monitor the financial health of financial institutions. The primary quantitative measures used to gauge capital adequacy are Common equity tier 1, Tier 1 and Total regulatory capital to risk-weighted assets (risk-based capital ratios) and the Tier 1 capital to average total assets (leverage ratio). Both the Company and the Bank subsidiary are required to maintain minimum risk-based capital ratios of 8.0% total capital, 4.5% Tier 1 Common Equity, and 6.0% Tier 1 capital. The minimum leverage ratio is 3.0% for bank holding companies and banks that meet certain specified criteria, including having the highest supervisory rating. All others are required to maintain a leverage ratio of at least 4.0%.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Stockholders’ Equity (continued)

To evaluate capital adequacy, regulators compare an institution’s regulatory capital ratios with their agency guidelines, as well as with the guidelines established as part of the uniform regulatory framework for prompt corrective supervisory action toward financial institutions. The framework for prompt corrective action categorizes capital levels into one of five classifications rating from well-capitalized to critically under-capitalized. For an institution to be eligible to be classified as well capitalized its total risk-based capital ratios must be at least 10.0% for total capital, 6.5% for Tier 1 Common Equity and 8.0% for Tier 1 capital, and its leverage ratio must be at least 5.0%. In reaching an overall conclusion on capital adequacy or assigning a classification under the uniform framework, regulators also consider other subjective and quantitative measures of risk associated with an institution. The Bank was deemed to be well capitalized based upon the most recent notifications from their regulators. There are no conditions or events since those notifications that management believes would change the classifications. At December 31, 2015 and 2014, the Company and the Bank were in compliance with all of their respective minimum regulatory capital requirements.

Following is a summary of the actual regulatory capital amounts and ratios for the Company and the Bank together with corresponding regulatory capital requirements at December 31, 2015 and 2014:

	Actual		Required for Minimum Capital Adequacy		Required To Be Well Capitalized
($ in thousands)	Amount	Ratio %	Amount	Ratio %	Amount	Ratio %
At December 31, 2015
Tier 1 leverage capital
Company	$1,844,992	8.55	$863,289	4.00	$1,079,111	5.00
Whitney Bank	1,965,332	9.16	858,551	4.00	1,073,189	5.00
Common equity tier 1 (to risk weighted assets)
Company	$1,844,992	9.96	$833,216	4.50	$1,203,534	6.50
Whitney Bank	1,965,332	10.64	830,985	4.50	1,200,312	6.50
Tier 1 capital (to risk weighted assets)
Company	$1,844,992	9.96	$1,110,954	6.00	$1,481,272	8.00
Whitney Bank	1,965,332	10.64	1,107,980	6.00	1,477,306	8.00
Total capital (to risk weighted assets)
Company	$2,195,913	11.86	$1,481,272	8.00	$1,851,590	10.00
Whitney Bank	2,166,253	11.73	1,477,306	8.00	1,846,633	10.00
At December 31, 2014
Tier 1 leverage capital
Company	$1,777,348	9.17	$581,263	3.00	n/a	n/a
Whitney Bank	1,756,813	9.13	577,493	3.00	$962,488	5.00
Tier 1 capital (to risk weighted assets)
Company	$1,777,348	11.23	$632,898	4.00	n/a	n/a
Whitney Bank	1,756,813	11.13	631,220	4.00	$946,829	6.00
Total capital (to risk weighted assets)
Company	$1,945,710	12.30	$1,265,796	8.00	n/a	n/a
Whitney Bank	1,925,175	12.20	1,262,439	8.00	$1,578,049	10.00

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Stockholders’ Equity (continued)

Regulatory Restrictions on Dividends

Regulatory policy statements provide that generally bank holding companies should pay dividends only out of current operating earnings and that the level of dividends must be consistent with current and expected capital requirements. Dividends received from its subsidiary banks have been the primary source of funds available to the Company for the payment of dividends to Hancock’s stockholders. Federal and state banking laws and regulations restrict the amount of dividends the Bank may distribute to Hancock without prior regulatory approval, as well as the amount of loans it may make to the Company. Dividends paid by the Bank are subject to approval by the Commissioner of Banking and Consumer Finance of the State of Mississippi.

Note 11. Other Noninterest Income and Other Noninterest Expense

The components of other noninterest income and other noninterest expense are as follows:

	Years Ended December 31,
(in thousands)	2015	2014	2013
Other noninterest income:
Income from bank-owned life insurance	$10,881	$10,314	$11,223
Credit-related fees	11,057	11,121	8,724
Income from derivatives	2,745	1,645	4,675
Gain on sales of assets	186	1,279	1,932
Safety deposit box income	1,758	1,830	1,923
Other miscellaneous income	9,334	9,249	8,754

Total other noninterest income	$35,961	$35,438	$37,231

Other noninterest expense:
Advertising	$11,225	$8,937	$10,399
Ad valorem and franchise taxes	10,498	10,492	9,727
Printing and supplies	4,851	4,550	5,112
Insurance expense	3,482	3,919	4,094
Travel	5,331	4,066	4,716
Entertainment and contributions	6,723	5,762	5,265
Tax credit investment amortization	8,513	8,817	10,781
Other miscellaneous expense	21,580	30,585	45,242

Total other noninterest expense	$72,203	$77,128	$95,336

Other miscellaneous expense as shown in the table above includes nonoperating items totaling $2.7 million in 2015, $9.6 million in 2014 and $19.7 million in 2013. These expenses were primarily related to the Company’s expense reduction and efficiency initiatives which included closing and selling branches, improving infrastructure and streamlining operations.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Income Taxes

Income tax expense included in net income consisted of the following components:

	Years Ended December 31,
(in thousands)	2015	2014	2013
Included in net income
Current federal	$17,378	$41,441	$14,797
Current state	4,241	1,487	(3,207)

Total current provision	21,619	42,928	11,590

Deferred federal	15,457	21,483	37,403
Deferred state	1,228	2,054	3,517

Total deferred provision	16,685	23,537	40,920

Total included in net income	$38,304	$66,465	$52,510

Included in shareholders’ equity
Deferred tax related to retirement benefits	(11,532)	$(14,681)	$32,749
Deferred tax related to securities	(6,762)	6,857	(40,876)
Deferred tax related to derivatives and hedging	114	(217)	116

Total included in shareholders’ equity	$(18,180)	$(8,041)	$(8,011)

Temporary differences arise between the tax bases of assets or liabilities and their carrying amounts for financial reporting purposes. The expected tax effects when these differences are resolved are recorded currently as deferred tax assets or liabilities.

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2015	2014
Deferred tax assets:
Allowance for loan losses	$72,940	$57,667
Employee compensation and benefits	26,853	50,361
Loan purchase accounting adjustments	18,977	35,094
Tax credit carryforward	42,850	35,553
Securities	5,038	—
State net operating loss	1,910	1,535
Other	10,928	8,472

Gross deferred tax assets	179,496	188,682

State valuation allowance	(1,910)	(1,529)

Subtotal valuation allowance	(1,910)	(1,529)

Net deferred tax assets	177,586	187,153

Deferred tax liabilities:
Fixed assets & intangibles	(80,389)	(88,062)
Securities	—	(724)
FDIC indemnification asset	(10,688)	(18,769)
Other	(10,679)	(5,263)

Gross deferred tax liabilities	(101,756)	(112,818)

Net deferred tax asset	$75,830	$74,335

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Income Taxes (continued)

Reported income tax expense differed from amounts computed by applying the statutory income tax rate of 35% to earnings before income taxes. The primary differences are due to tax-exempt income and federal and state tax credits. The main source of tax credits has been investments in tax-advantaged securities and tax credit projects. These investments are made primarily in the markets the Company serves and are directed at tax credits issued under the Qualified Zone Academy Bonds (QZAB), Qualified School Construction Bonds (QSCB), as well as Federal and State New Market Tax Credit (NMTC) and Low-Income Housing Tax Credit (LIHTC) programs. The investments generate tax credits which reduce current and future taxes and are recognized when earned as a benefit in the provision for income taxes. A summary of the factors that impacted income tax expense follows:

	Years Ended December 31,
	2015		2014		2013
($ in thousands)	Amount	%	Amount	%	Amount	%
Taxes computed at statutory rate	$59,418	35%	$84,766	35%	$75,553	35%
Increases (decreases) in taxes resulting from:
State income taxes, net of federal income tax benefit	2,595	2	4,649	2	2,352	1
Tax-exempt interest	(7,849)	(5)	(6,301)	(3)	(6,487)	(3)
Bank owned life insurance	(3,798)	(2)	(3,554)	(1)	(3,926)	(2)
Tax credits	(12,495)	(7)	(16,577)	(7)	(15,743)	(7)
Other, net	433	—	3,482	1	761	—

Income tax expense	$38,304	23%	$66,465	27%	$52,510	24%

As of December 31, 2015, the Company had approximately $43 million in federal and state tax credit carryforwards that originated in the tax years from 2011 through 2015. The federal and state carryforwards begin expiring in 2031 and 2020, respectively. These carryforwards are primarily from investments in federal and state NMTC projects. The Company had approximately $37 million in state net operating loss carryforwards that originated in the tax years 2004 through 2015 and that begin expiring in 2019. A valuation allowance has been established for the state net operating loss carryforwards. The impact of this valuation allowance is immaterial to the financial statements. The Company recognized benefits from federal and state NMTC, LIHTC, QZAB, and QSCB.

The tax benefit of a position taken or expected to be taken in a tax return should be recognized when it is more likely than not that the position will be sustained on its technical merits. The liability for unrecognized tax benefits was immaterial at December 31, 2015, 2014 and 2013. The Company does not expect the liability for unrecognized tax benefits to change significantly during 2016. Hancock recognizes interest and penalties, if any, related to income tax matters in income tax expense, and the amounts recognized during 2015, 2014 and 2013 were insignificant.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Generally, the returns for years prior to 2011 are no longer subject to examination by taxing authorities.

Note 13. Earnings Per Share

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13. Earnings Per Share (continued)

A summary of the information used in the computation of earnings per common share follows:

	Years Ended December 31,
($ in thousands, except per share amounts)	2015	2014	2013
Numerator:
Net income to common shareholders	$131,461	$175,722	$163,356
Net income allocated to participating securities – basic and diluted	$2,895	$3,631	$3,105

Net income allocated to common shareholders – basic and diluted	$128,566	$172,091	$160,251

Denominator:
Weighted-average common shares – basic	78,197	81,804	83,066
Dilutive potential common shares	110	230	101

Weighted average common shares – diluted	78,307	82,034	83,167

Earnings per common share:
Basic	$1.64	$2.10	$1.93
Diluted	$1.64	$2.10	$1.93

Potential common shares consist of employee and director stock options. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be anti-dilutive, i.e., increase earnings per share or reduce a loss per share. Weighted-average anti-dilutive potential common shares totaled 798,623 for the year ended December 31, 2015, 621,327 for the year ended December 31, 2014, and 916,756 for the year ended December 31, 2013.

Note 14. Segment Reporting

Accounting standards require that information be reported about a company’s operating segments using a “management approach.” Reportable segments are identified in these standards as those revenue-producing components for which discrete financial information is produced internally and which are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. On March 31, 2014, the Company combined its two state bank charters into one charter. Due to the charter change and consistent with its stated strategy that is focused on providing a consistent package of community banking products and services across all markets, the Company has identified its overall banking operations as its only reportable segment. Because the overall banking operations comprise substantially all of the consolidated operations, no separate segment disclosures are presented.

Note 15. Retirement Benefit Plans

The Company offers a qualified defined benefit pension plan covering all eligible associates. Eligibility is based on minimum age and service-related requirements. The Company makes contributions to this pension plan in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws, plus such additional amounts as the Company may determine to be appropriate. The Company does not anticipate making a contribution to the pension plan during 2016.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Retirement Benefit Plans (continued)

Certain associates who were designated executive officers of Whitney Holding Company and/or Whitney National Bank before the acquisition by the Company are also covered by an unfunded nonqualified defined benefit pension plan. The benefits under this nonqualified plan were designed to supplement amounts to be paid under the defined benefit plan previously maintained for employees of Whitney Holding Company and/or Whitney National Bank (the “Whitney Pension Plan”), and are calculated using the Whitney Pension Plan’s formula, but without applying the restrictions imposed on qualified plans by certain provisions of the Internal Revenue Code. Accrued benefits under this plan were frozen as of December 31, 2012 in connection with the merger of the Whitney Pension Plan into the Company’s qualified defined benefit pension plan, and no future benefits will be accrued under this plan.

The Company also offers a defined contribution retirement benefit plan (401(k) plan) that covers substantially all associates who have been employed 60 days and meet a minimum age requirement and employment classification criteria. The Company matches 100% of the first 1% of compensation saved by a participant, and 50% of the next 5% of compensation saved. Newly eligible associates are automatically enrolled at an initial 3% savings rate unless the associate actively opts out of participation in the plan.

The expense of the Company’s matching contributions to the 401(k) plan was $7.4 million in 2015, $7.1 million in 2014, and $7.0 million in 2013.

The Company also sponsors defined benefit postretirement plans for certain associates. The Hancock postretirement plans are available only to associates hired by the Company prior to January 1, 2000. The Hancock plans provide health care and life insurance benefits to retiring associates who participate in medical and/or group life insurance benefit plans for active associates and have reached 55 years of age with ten years of service, at the time of retirement. The postretirement health care plan is contributory, with retiree contributions adjusted annually and subject to certain employer contribution maximums.

The Whitney postretirement plans are available only to former employees of Whitney Holding Company and/or Whitney National Bank who meet the eligibility requirements, and offer health care and life insurance benefits for eligible retirees and their eligible dependents. Participant contributions are required under the health plan. These plans restrict eligibility for postretirement health benefits to retirees already receiving benefits as of the plan amendments in 2007 and to those active participants who were eligible to receive benefits as of December 31, 2007 (i.e., were age 55 with ten years of credited service). Life insurance benefits are currently only available to associates who retired before December 31, 2007.

The Company assumed certain trends in health care costs in the determination of the benefit obligations. At December 31, 2015, the plans assumed a 7.5% increase in the pre- and post-Medicare age health costs for 2016, declining over a period of five years to a 5.0% annual rate. At December 31, 2015, the mortality assumption was based on the Adjusted RP -2014 Bottom Quartile Table, with improvement using Scale MP-2015 Fully Generational Projection. In 2014, the mortality assumption was based on the RP RP-2014 Bottom Quartile Table, with improvement using Scale MP-2014 projected 7 years beyond the valuation date.

The following tables detail the changes in the benefit obligations and plan assets of the defined benefit for the years ended December 31, 2015 and 2014 as well as the funded status of the plans at each year end and the

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Retirement Benefit Plans (continued)

amounts recognized in the Company’s balance sheets. The Company uses a December 31 measurement date for all defined benefit pension plans and other postretirement benefit plans.

	2015	2014	2015	2014
(in thousands)	Pension Benefits		Other Post- retirement Benefits
Change in benefit obligation
Benefit obligation:
at beginning of year	$456,911	$412,608	$28,368	$31,592
Service cost	13,511	12,920	117	126
Interest cost	18,635	19,251	891	1,140
Net actuarial (gain) loss	(8,154)	29,738	(5,905)	(3,467)
Plan participants’ contributions	—	—	1,334	1,300
Benefits paid	(18,084)	(17,606)	(2,524)	(2,323)

Benefit obligation, end of year	462,819	456,911	22,281	28,368

Change in plan assets
Fair value of plan assets:
at beginning of year	438,708	437,829	—	—
Actual return on plan assets	(14,421)	17,826	—	—
Employer contributions	86,123	1,123	1,190	1,023
Plan participants’ contributions	—	—	1,334	1,300
Benefit payments	(18,084)	(17,606)	(2,524)	(2,323)
Expenses	(776)	(464)	—	—

Fair value of plan assets, end of year	491,550	438,708	—	—

Funded status at end of year—net asset (liability)	$28,731	$(18,203)	$(22,281)	$(28,368)

Amounts recognized in accumulated other comprehensive loss
Unrecognized loss:
at beginning of year	$72,858	$28,285	$3,358	$7,189
Net actuarial loss (gain)	36,707	44,573	(5,911)	(3,831)

Unrecognized loss at end of year	$109,565	$72,858	$(2,553)	$3,358

Projected benefit obligation	$462,819	$456,911
Accumulated benefit obligation	429,338	426,073
Fair value of plan assets	491,550	438,708

The net funded status of $28.7 million for pension benefits plans includes an excess of plan assets over the benefit obligation of $44.0 million on the defined benefit pension plan, offset by an unfunded benefit obligation of $15.3 million for the nonqualified retirement plan.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Retirement Benefit Plans (continued)

The following table shows net periodic benefit cost included in expense and the changes in the amounts recognized in AOCI during 2015, 2014, and 2013.

	Years Ended December 31,
	2015	2014	2013	2015	2014	2013
($ in thousands)	Pension benefits			Other post-retirement benefits
Net periodic benefit cost
Service cost	$13,511	$12,920	$16,118	$117	$126	$215
Interest cost	18,635	19,251	16,678	891	1,140	1,317
Expected return on plan assets	(32,833)	(32,222)	(27,928)	—	—	—
Amortization of net loss/ prior service cost	3,169	26	6,570	6	364	1,761

Net periodic benefit cost	2,482	(25)	11,438	1,014	1,630	3,293

Other changes in plan assets and benefit obligations recognized in other comprehensive income, before taxes
Net (loss) gain recognized during the year	(3,169)	(26)	(6,570)	(6)	(364)	(1,761)
Net actuarial loss (gain)	39,876	44,599	(76,939)	(5,905)	(3,467)	(5,563)

Total recognized in other comprehensive income	36,707	44,573	(83,509)	(5,911)	(3,831)	(7,324)

Total recognized in net periodic benefit cost and other comprehensive income	$39,189	$44,548	$(72,071)	$(4,897)	$(2,201)	$(4,031)

Discount rate for benefit obligations	4.40%	4.11%	4.73%	4.32%	4.02%	4.58%
Discount rate for net periodic benefit cost	4.11%	4.73%	3.82%	4.02%	4.58%	3.69%
Expected long-term return on plan assets	7.50%	7.50%	7.50%	n/a	n/a	n/a
Rate of compensation increase	scaled *	scaled *	4.00%	n/a	n/a	n/a

*	Graded scale, declining from 7.00% at age 20 to 2.00% at age 60

The long term rate of return on plan assets is determined by using the weighted-average of historical real returns for major asset classes based on target asset allocations. At December 31, 2015, 2014, and 2013 the discount rate was calculated by matching expected future cash flows to the Wells Fargo Pension Discount Curve Liability Index.

The following shows expected plan benefit payments over the next ten years:

(in thousands)	Pension	Post-retirement	Total
2016	$18,997	$1,318	$20,315
2017	19,992	1,289	21,281
2018	20,942	1,276	22,218
2019	21,750	1,290	23,040
2020	22,764	1,251	24,015
2021-2025	129,722	6,245	135,967

	$234,167	$12,669	$246,836

The expected benefit payments are estimated based on the same assumptions used to measure the Company’s benefit obligations at December 31, 2015.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Retirement Benefit Plans (continued)

The estimated amounts of actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year is $5.5 million.

The following table illustrates the effect on the annual periodic postretirement benefit costs and postretirement benefit obligation of a 1% increase or 1% decrease in the assumed health care cost trend rates from the rates assumed at December 31, 2015:

(in thousands)	1% Decrease in Rates	Assumed Rates	1% Increase in Rates
Aggregated service and interest cost	$886	$1,008	$1,159
Postretirement benefit obligation	19,820	22,281	25,287

The fair values of pension plan assets at December 31, 2015 and 2014, by asset category, are shown in the following tables. The fair value is presented based on a the Financial Accounting Standards Board’s fair value hierarchy that prioritizes inputs into the valuation techniques used to measure fair value, with Level 1 using quoted prices in active markets for identical assets, Level 2 using significant observable inputs, and Level 3 using significant unobservable inputs.

Fair Value Measurements by Asset Category / Fund	Total	(Level 1)	(Level 2)	(Level 3)
(in thousands)
Fair Value Measurements at December 31, 2015
Cash and cash-equivalents:
Cash and equivalents	$44,224	$44,224	$—	$—

Total cash and cash-equivalents	44,224	44,224	—	—

Fixed income:
US government and agency securities	11,192	—	11,192	—
Municipal securities	31,190	—	31,190	—
Emerging market debt fund	24,482	—	—	24,482
Foreign bonds, notes and debentures	1,743	—	1,743	—
Hancock Horizon Core Bond Fund	47,453	—	47,453	—
Corporate debt	61,481	—	61,481	—
Other fixed income	186	—	125	61

Total fixed income	177,727	—	153,184	24,543

Real assets:
Real assets fund	24,653	24,653	—	—

Total real assets	24,653	24,653	—	—

Equity:
Hancock Horizon Quantitative Long/Short Fund	5,620	5,620	—	—
Hancock Horizon Diversified International Fund	73,478	73,478	—	—
Hancock Horizon Burkenroad Small Cap Fund	9,129	9,129	—	—
Hancock Horizon Growth Fund	29,447	29,447	—	—
Hancock Horizon Value Fund	29,378	29,378	—	—
Equity securities	97,894	97,894	—	—

Total equity	244,946	244,946	—	—

Total	$491,550	$313,823	$153,184	$24,543

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Retirement Benefit Plans (continued)

Fair Value Measurements by Asset Category / Fund	Total	(Level 1)	(Level 2)	(Level 3)
(in thousands)
Fair Value Measurements at December 31, 2014
Cash and cash-equivalents:
Cash and equivalents	$10,243	$10,243	$—	$—

Total cash and cash-equivalents	10,243	10,243	—	—

Fixed income:
US government and agency securities	15,518	1,082	14,436	—
Municipal securities	33,980	—	33,980	—
Emerging market debt fund	19,505	—	—	19,505
Foreign bonds, notes and debentures	2,588	—	2,588	—
Hancock Horizon Core Bond Fund	51,529	—	51,529	—
Corporate debt	62,429	—	62,429	—

Total fixed income	185,549	1,082	164,962	19,505

Real assets:
Real assets fund	24,151	24,151	—	—

Total real assets	24,151	24,151	—	—

Equity:
Hancock Horizon Quantitative Long/Short Fund	5,603	5,603	—	—
Hancock Horizon Diversified International Fund	62,750	62,750	—	—
Hancock Horizon Burkenroad Small Cap Fund	9,296	9,296	—	—
Hancock Horizon Growth Fund	26,469	26,469	—	—
Hancock Horizon Value Fund	30,321	30,321	—	—
Equity securities	84,325	84,325	—	—
Mineral Interests	1	—	—	1

Total equity	218,765	218,764	—	1

Total	$438,708	$254,240	$164,962	$19,506

For all investments, the plan attempts to use quoted market prices of identical assets on active exchanges, or Level 1 measurements. Where such quoted market prices are not available, the plan will use quoted prices for similar instruments or discounted cash flows to estimate the value, reported as Level 2. Level 3 measurements for the plan are common trust funds that are valued based on pricing obtained from the funds’ investment companies. Changes in Level 3 valuation adjustments are not material.

The percentage allocations of the plan assets by asset category and corresponding target allocations at December 31, 2015 and 2014 follow:

	Plan Assets at December 31,		Target Allocation at December 31,
	2015	2014	2015	2014
Asset category
Equity securities	50%	50%	30 - 60%	30 - 60%
Fixed income securities	36	42	25 - 65%	25 - 65%
Real assets	5	6	0 - 10%	0 - 10%
Cash equivalents	9	2	0 - 5%	0 - 5%

	100%	100%

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15. Retirement Benefit Plans (continued)

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

Note 16. Share-Based Payment Arrangements

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

At December 31, 2015 there were 1.3 million shares available for future issuance under equity compensation plans (including 143,940 shares under the Company’s 2010 Employee Stock Purchase Plan).

For the years ended December 31, 2015, 2014 and 2013 total share-based compensation recognized in income was $12.9 million, $14.0 million and $13.1 million, respectively. The total recognized tax benefit related to the share-based compensation was $4.8 million, $4.9 million and $4.6 million for 2015, 2014 and 2013, respectively.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Share-Based Payment Arrangements (continued)

A summary of option activity for 2015 is presented below:

Options	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2015	939,393	$37.21
Exercised	(11,577)	29.94
Cancelled/Forfeited	(70,586)	36.15
Expired	(111,424)	34.79

Outstanding at December 31, 2015	745,806	$37.55	3.6	$—

Exercisable at December 31, 2015	675,880	$38.35	3.4	$—

The number of shares subject to the outstanding options reflected above includes shares to be issued upon the exercise of options that were assumed by the Company in the acquisition of Whitney Holding Corporation.

The exercise price for stock options is set at the closing market price of the Company’s stock on the date immediately preceding the date of grant, except for the exercise price of certain options granted to major stockholders which is set at 110% of the market price. Option awards generally vest equally over five years of continuous service and have ten-year contractual terms.

The total intrinsic value of options exercised during 2015 was $0.02 million. The total intrinsic value of options exercised during 2014 and 2013 was $0.4 million, and $0.6 million, respectively.

A summary of the status of the Company’s nonvested restricted and performance shares as of December 31, 2015 and changes during 2015 are presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value ($)
Nonvested at January 1, 2015	2,040,299	$32.27
Granted	715,622	28.40
Vested	(399,850)	32.40
Cancelled/Forfeited	(159,926)	32.54

Nonvested at December 31, 2015	2,196,145	$30.97

As of December 31, 2015, there was $45.8 million of total unrecognized compensation expense related to nonvested restricted shares expected to vest. This compensation is expected to be recognized in expense over a weighted-average period of 3.6 years. The total fair value of shares which vested during 2015 and 2014 was $12.2 million and $12.8 million, respectively.

In 2015, Hancock granted 59,312 performance shares with a grant date fair value of $25.77 per share to key members of executive and senior management. The number of 2015 performance shares that ultimately vest, if any, at the end of the three-year required service period will be based on the relative rank of Hancock’s three-year total shareholder return (TSR) among the TSRs of a peer group of fifty regional banks. The maximum

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16. Share-Based Payment Arrangements (continued)

number of performance shares that could vest is 200% of the target award. The fair value of the awards at the grant date was determined using a Monte Carlo simulation method. Compensation expense for these performance shares will be recognized on a straight-line basis over the service period.

Note 17. Commitments and Contingencies

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

Commitments to extend credit include revolving commercial credit lines, non revolving loan commitments issued mainly to finance the acquisition and development or construction of real property or equipment, and credit card and personal credit lines. The availability of funds under commercial credit lines and loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract and has not violated other contractual conditions. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Credit card and personal credit lines are generally subject to cancellation if the borrower’s credit quality deteriorates. A number of commercial and personal credit lines are used only partially or, in some cases, not at all before they expire, and the total commitment amounts do not necessarily represent future cash requirements of the Company.

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

The contract amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. These off-balance sheet financial instruments are summarized below:

	December 31,
(in thousands)	2015	2014
Commitments to extend credit	$5,937,701	$5,700,546
Letters of credit	375,227	414,408

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17. Commitments and Contingencies (continued)

Lease Commitments

The Company currently is obligated under a number of non-cancelable operating leases for buildings and equipment. Certain of these leases have escalation clauses and renewal options. Future minimum lease payments for non-cancelable operating leases with initial terms in excess of one year were as follows at December 31, 2015:

(in thousands)	Operating Leases
2016	$13,176
2017	12,411
2018	10,742
2019	8,815
2020	6,213
Thereafter	23,134

Total minimum lease payments	$74,491

Rental expense approximated $13.3 million, $11.4 million and $12.9 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Note 18. Fair Value of Financial Instruments

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

Note 18. Fair Value of Financial Instruments (continued)

Fair Value of Assets Measured on a Recurring Basis

The following table presents for each of the fair-value hierarchy levels the Company’s financial assets and liabilities that are measured at fair value (in thousands) on a recurring basis in the consolidated balance sheets.

	December 31, 2015
(in thousands)	Level 1	Level 2	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$134	$134
Municipal obligations	—	39,607	39,607
Corporate debt securities	—	3,500	3,500
Mortgage-backed securities	—	1,758,373	1,758,373
Collateralized mortgage obligations	—	289,033	289,033
Equity securities	2,757	—	2,757

Total available for sale securities	2,757	2,090,647	2,093,404

Derivative assets (1)	—	23,251	23,251

Total recurring fair value measurements – assets	$2,757	$2,113,898	$2,116,655

Liabilities
Derivative liabilities (1)	$—	$23,968	$23,968

Total recurring fair value measurements – liabilities	$—	$23,968	$23,968

(1)	For further disaggregation of derivative assets and liabilities, see Note 9 – Derivatives

	December 31, 2014
(in thousands)	Level 1	Level 2	Total

Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$300,508	$300,508
Municipal obligations	—	14,176	14,176
Corporate debt securities	—	3,500	3,500
Mortgage-backed securities	—	1,245,564	1,245,564
Collateralized mortgage obligations	—	86,864	86,864
Equity securities	9,553	—	9,553

Total available for sale securities	9,553	1,650,612	1,660,165

Derivative assets (1)	—	19,432	19,432

Total recurring fair value measurements – assets	$9,553	$1,670,044	$1,679,597

Liabilities
Derivative liabilities (1)	$—	$20,860	$20,860

Total recurring fair value measurements – liabilities	$—	$20,860	$20,860

(1)	For further disaggregation of derivative assets and liabilities, see Note 9 – Derivatives

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Fair Value of Financial Instruments (continued)

Securities classified as level 1 within the valuation hierarchy include U.S. Treasury securities and certain other debt and equity securities. Level 2 classified securities include obligations of U.S. Government agencies and U.S. Government-sponsored agencies, residential mortgage-backed securities, collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies, and state and municipal bonds. The level 2 fair value measurements for investment securities are obtained quarterly from a third-party pricing service that uses industry-standard pricing models. Substantially all of the model inputs were observable in the marketplace or can be supported by observable data.

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

The fair value of derivative financial instruments, which are predominantly interest rate swaps, is obtained from a third-party pricing service that uses an industry-standard discounted cash flow model that relies on inputs, LIBOR swap curves, Overnight Index swap rate curves, and Eurodollar futures contracts. To comply with the accounting guidance, credit valuation adjustments are incorporated in the fair values to appropriately reflect nonperformance risk for both the Company and the counterparties. Although the Company has determined that the majority of the inputs used to value the derivative instruments fall within level 2 of the fair value hierarchy, the credit value adjustments utilize level 3 inputs, such as estimates of current credit spreads. The Company has determined that the impact of the credit valuation adjustments is not significant to the overall valuation of these derivatives. As a result, the Company has classified its derivative valuations in their entirety in level 2 of the fair value hierarchy. The Company’s policy is to measure counterparty credit risk quarterly for all derivative instruments subject to master netting arrangements consistent with how market participants would price the net risk exposure at the measurement date.

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

Note 18. Fair Value of Financial Instruments (continued)

The following table presents for each of the fair value hierarchy levels the Company’s financial assets that are measured at fair value on a nonrecurring basis:

	December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$93,602	$—	$93,602
Other real estate owned	—	—	17,206	17,206

Total nonrecurring fair value measurements	$—	$93,602	$17,206	$110,808

	December 31, 2014
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$30,204	$—	$30,204
Other real estate owned	—	—	29,715	29,715

Total nonrecurring fair value measurements	$—	$30,204	$29,715	$59,919

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

Deposits – The accounting guidance requires that the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits and interest-bearing checking and savings accounts, be assigned fair values equal to amounts payable upon demand (carrying amounts). The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Fair Value of Financial Instruments (continued)

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amount at December 31, 2015 and 2014.

	December 31, 2015			Total Fair Value	Carrying Amount
(in thousands)	Level 1	Level 2	Level 3
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$869,429	$—	$—	$869,429	$869,429
Available for sale securities	2,757	2,090,647	—	2,093,404	2,093,404
Held to maturity securities	—	2,375,851	—	2,375,851	2,370,388
Loans, net	—	93,602	15,334,201	15,427,803	15,522,135
Loans held for sale	—	20,434	—	20,434	20,434
Derivative financial instruments	—	23,251	—	23,251	23,251

Financial liabilities:
Deposits	$—	$—	$18,327,425	$18,327,425	$18,348,912
Federal funds purchased	10,100	—	—	10,100	10,100
Securities sold under agreements to repurchase	513,544	—	—	513,544	513,544
FHLB Borrowings	900,000	—	—	900,000	900,000
Long-term debt	—	494,565	—	494,565	495,999
Derivative financial instruments	—	23,968	—	23,968	23,968

	December 31, 2014			Total Fair Value	Carrying Amount
(in thousands)	Level 1	Level 2	Level 3
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$1,159,403	$—	$—	$1,159,403	$1,159,403
Available for sale securities	9,553	1,650,612	—	1,660,165	1,660,165
Held to maturity securities	—	2,186,340	—	2,186,340	2,166,289
Loans, net	—	30,204	13,672,427	13,702,631	13,766,514
Loans held for sale	—	20,252	—	20,252	20,252
Derivative financial instruments	—	19,432	—	19,432	19,432

Financial liabilities:
Deposits	$—	$—	$16,398,878	$16,398,878	$16,572,831
Federal funds purchased	12,000	—	—	12,000	12,000
Securities sold under agreements to repurchase	624,573	—	—	624,573	624,573
FHLB Borrowings	515,000	—	—	515,000	515,000
Long-term debt	—	346,379	—	346,379	374,371
Derivative financial instruments	—	20,860	—	20,860	20,860

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Condensed Parent Company Information

The following condensed financial statements reflect the accounts and transactions of Hancock Holding Company only:

Condensed Balance Sheets

	December 31,
(in thousands)	2015	2014
Assets:
Cash	$36,364	$44,771
Securities available for sale	83,835	97,423
Investment in bank subsidiaries	2,534,299	2,452,529
Investment in non-bank subsidiaries	3,051	3,202
Due from subsidiaries and other assets	31,168	24,896

	$2,688,717	$2,622,821

Liabilities and Stockholders’ Equity:
Long term debt	$275,000	$149,600
Other liabilities	574	819
Stockholders’ equity	2,413,143	2,472,402

	$2,688,717	$2,622,821

Condensed Statements of Income

	Years Ended December 31,
(in thousands)	2015	2014	2013
Operating Income
From subsidiaries
Cash dividends received from bank subsidiaries	$31,000	$124,000	$249,000
Dividends received from non-bank subsidiaries	—	—	2,990
Equity in earnings of subsidiaries greater than
(less than) dividends received	111,424	58,358	(82,203)

Total operating income	142,424	182,358	169,787
Other expense, net	(17,297)	(10,035)	(10,335)
Income tax benefit	(6,334)	(3,399)	(3,904)

Net income	$131,461	$175,722	$163,356

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Condensed Parent Company Information (continued)

Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2015	2014	2013
Cash flows from operating activities—principally dividends received from subsidiaries	$30,527	$126,491	$257,251

Net cash provided by operating activities	30,527	126,491	257,251

Cash flows from investing activities
Contribution of capital to subsidiary	(90)	—	(870)
Proceeds from principal paydowns of securities available for sale	12,863	12,664	18,685
Other, net	1,629	—	(5,630)

Net cash provided by investing activities	14,402	12,664	12,185

Cash flows from financing activities:
Proceeds from issuance of long term debt	269,004	—	—
Repayment of long term debt	(149,600)	(35,200)	(35,200)
Dividends paid to stockholders	(77,474)	(80,392)	(81,673)
Stock transactions, net	(95,266)	(45,130)	(112,266)

Net cash used in financing activities	(53,336)	(160,722)	(229,139)

Net (decrease) increase in cash	(8,407)	(21,567)	40,297
Cash, beginning of year	44,771	66,338	26,041

Cash, end of year	$36,364	$44,771	$66,338

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management, including our principal executive officer and principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures and based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of its principal executive and principal financial officers, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015 based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form Y-9 C) and compliance with specific laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

PricewaterhouseCoopers, LLP, the independent registered public accounting firm that audited the Company’s financial statements included in “Item 8. Financial Statements and Supplementary Data,” has issued an attestation report on the Company’s internal control over financial reporting, which is included in Item 8.

Based on the foregoing evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2015.

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

Hancock Holding Company (the Company) will hold its Annual Meeting of Shareholders of common stock on Thursday, April 21, 2016, at 10:00 a.m. local time at One Hancock Plaza, 2510 14th Street, Gulfport, Mississippi.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors will appear in our definitive proxy statement to be filed with the Securities and Exchange Commission for our 2016 annual meeting of shareholders under the caption “Information About Directors.” Information concerning compliance with Section 16(a) of the Exchange Act will appear in our proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Information concerning our code of business ethics for officers and associates, our code of ethics for financial officers, and our code of ethics for directors will appear in our proxy statement under the caption “Transactions with Related Persons.” Information concerning our audit committee will appear in our proxy statement under the caption “Board of Directors and Corporate Governance – Board Committees – Audit Committee.” The information set forth under each such caption is incorporated herein by reference. The information required by Item 10 of this Report regarding our executive officers appears in a separately captioned heading in Item 1 of this Report.

ITEM 11.	EXECUTIVE COMPENSATION

Information concerning our executive and director compensation will appear in our definitive proxy statement relating to our 2016 annual meeting of shareholders under the caption “Executive Compensation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Potential Payments Upon Termination or Change in Control” and “Shareholder Proposals for the 2017 Annual Meetings.” Information concerning our compensation committee interlocks and insider participation and our compensation committee report will appear in our proxy statement under the caption “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” respectively. Such information is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of certain beneficial owners and management will appear in our definitive proxy statement relating to our 2016 annual meeting of shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management.” The information set forth under each such caption is incorporated herein by reference.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
	(a)		(b)		(c)
Equity compensation plans approved by security holders	914,766	(1)	35.66	(2)	1,260,964
Equity compensation plans not approved by security holders	51,542	(4)	62.98	(4)	—

Total	966,308				1,260,964

(1)	Includes 73,384 shares potentially issuable upon the vesting of outstanding restricted share units and 31,825 shares potentially issuable upon the vesting of outstanding performance share units that represent awards deferred into our Nonqualified Deferred Compensation Plan. This includes 115,293 performance stock awards at 100% of target. If the highest level of performance conditions is met, the total performance shares would be 226,138 and the total performance shares units would be 63,650.

(2)	The weighted average exercise price relates only to the exercise of outstanding options included in column (a)
(3)	Includes 1,117,024 shares remaining available for issuance under the 2014 Long-Term Incentive Plan and 143,940 shares remaining available for issuance under the Company’s 2010 Employee Stock Purchase Plan, as amended.
(4)	Represents securities to be issued upon the exercise of options that were assumed by the Company in the acquisition of Whitney Holding Corporation.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS , AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions will appear in our definitive proxy statement relating to our 2016 annual meeting of shareholders under the caption “Transactions with Related Persons.” Information concerning director independence will appear in our proxy statement under the caption “Board of Directors and Corporate Governance.” The information set forth under each such caption is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services will appear in our definitive proxy statement relating to our 2016 annual meeting of shareholders under the caption “Independent Registered Public Accounting Firm.” Such information is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	The following consolidated financial statements of Hancock Holding Company and subsidiaries are filed as part of this Report under Item 8 – Financial Statements and Supplementary Data:

Consolidated balance sheets – December 31, 2015 and 2014

Consolidated statements of income – Years ended December 31, 2015, 2014, and 2013

Consolidated statements of other comprehensive income – Years ended December 31, 2015, 2014, and 2013

Consolidated statements of changes in stockholders’ equity– Years ended December 31, 2015, 2014, and 2013

Consolidated statements of cash flows –Years ended December 31, 2015, 2014, and 2013

Notes to consolidated financial statements – December 31, 2015 (pages 78 to 133)

2.	Financial schedules required to be filed by Item 8 of this Report, and by Item 15(d) below:

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

(a) 3. Exhibits:

EXHIBIT INDEX

Exhibit Number	Description

3.1	Composite Articles of Incorporation of the Company (filed as Exhibit 2.1 to the Company’s Form 10-K for the year ended December 31, 2014 and incorporated herein by reference).

3.2	Amended and Restated bylaws, dated October 29, 2015 (filed as Exhibit 3.2 to the Company’s Form 8-K (File No. 0-13089) filed with the Commission on November 4, 2015 and incorporated herein by reference).

4.1	Specimen stock certificate of the Company (reflecting change in par value from $10.00 to $3.33, effective March 6, 1989) (filed as Exhibit 4 to the Company’s registration statement on Form S-8 (File No. 333-11831) filed with the Commission on September 12, 1996 and incorporated herein by reference).

4.2	By executing this Form 10-K, the Company hereby agrees to deliver to the Commission upon request copies of instruments defining the rights of holders of long-term debt of the Company or its consolidated subsidiaries or its unconsolidated subsidiaries for which financial statements are required to be filed, where the total amount of such securities authorized thereunder does not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis.

4.3	Shareholder Rights Agreement, dated February 21, 1997, between the Company and Hancock Bank, as Rights Agent (filed as Exhibit 1 to the Company’s registration statement on Form 8-A12G (File No. 0-13089) filed with the Commission on February 27, 1997 and incorporated herein by reference) as extended by Amendment No. 1 to Rights Agreement, dated February 19, 2007, between the Company and Hancock Bank (filed with the Commission as Exhibit 4.1 to the Company’s Form 8-K (File No. 0-13089) filed with the Commission on February 20, 2007 and incorporated herein by reference).

*10.1	1996 Long Term Incentive Plan (filed as Exhibit A to the Company’s Definitive Proxy Statement on Schedule 14A (File No. 0-13089) filed with the Commission on January 23, 1996 and incorporated herein by reference).

*10.2	Amended and Restated 2005 Long-Term Incentive Plan dated December 18, 2008 and effective January 1, 2009 (filed as Exhibit 10.2 to the Company’s Form 10-K for the year ended December 31, 2012 (File No. 0-13089) filed with the Commission and incorporated herein by reference).

*10.3	Amendment to Amended and Restated 2005 Long-Term Incentive Plan dated May 24, 2012 and effective January 1, 2012 (filed as Exhibit 10.3 to the Company’s Form 10-K for the year ended December 31, 2012 (File No. 0-13089) filed with the Commission and incorporated herein by reference).

*10.4	2014 Long Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 0-13089) filed with the Commission on April 21, 2014 and incorporated herein by reference).

*10.5	Form of 2011 Performance Stock Award Agreement (filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended December 31, 2012 (File No. 0-13089) filed with the Commission and incorporated herein by reference).

*10.6	Form of 2011 Incentive Stock Option Agreement for Section 16 individuals (filed as Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2012 (File No. 0-13089) filed with the Commission and incorporated herein by reference).

*10.7	Form of 2011 Restricted Stock Award Agreement for Section 16 individuals (filed as Exhibit 10.6 to the Company’s Form 10-K for the year ended December 31, 2012 (File No. 0-13089) filed with the Commission and incorporated herein by reference).

Exhibit Number	Description

*10.8	Form of 2012 and 2013 Restricted Stock Agreement (filed as Exhibit 10.2 to the Company’s Form 8-K (File No. 0-13089) filed with the Commission on February 14, 2013 and incorporated herein by reference).

*10.9	Form of 2014 Restricted Stock Award Agreement (filed as Exhibit 10.4 to the Company’s Form 10-Q for the quarter ended June 30, 2014 (File No. 0-13089) filed with the Commission and incorporated herein by reference).

*10.10	Form of Performance Stock Award Agreement for 2012, 2013 and 2014 (filed as Exhibit 10.3 to the Company’s Form 8-K (File No. 0-13089) filed with the Commission on February 14, 2013 and incorporated herein by reference).

*10.11	Nonqualified Deferred Compensation Plan, amended and restated effective January 1, 2015 (filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2014 (File No. 0-13089) filed with the Commission on February 27, 2015 and incorporated herein by reference).

10.12	Purchase and Assumption Agreement, dated December 18, 2009, among the Federal Deposit Insurance Corporation, in its capacity as receiver of Peoples First Community Bank, Panama City Florida, Hancock Bank and the Federal Deposit Insurance Corporation acting in its corporate capacity (filed as Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2009 (File No. 0-13089) filed with the Commission and incorporated herein by reference).

*10.13	2010 Employee Stock Purchase Plan (filed as Exhibit 99.1 to the Company’s Form 8-K filed with the Commission on January 5, 2011 (File No. 0-13089) and incorporated herein by reference).

*10.14	Amendment to 2010 Employee Stock Purchase Plan, dated December 15, 2011 and effective January 1, 2011 (filed as Exhibit 10.15 to the Company’s Form 10-K for the year ended December 31, 2012 (File No. 0-13089) filed with the Commission and incorporated herein by reference).

10.15	Term Loan Agreement, dated December 21, 2012, among the Company, certain lenders from time to time party thereto, Suntrust Bank (as administrative agent) and U.S. Bank National Association (as syndication agent) (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 0-13089) filed with the Commission on December 28, 2012 and incorporated herein by reference).

*10.16	Retention Agreement, dated March 1, 2011, between Whitney Bank (as successor in interest to Hancock Bank of Louisiana) and Joseph S. Exnicios (filed as Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2011 (File No. 0-13089) filed with the Commission and incorporated herein by reference).

*10.17	Retention Agreement, dated March 31, 2011, between Whitney Bank (as successor in interest to Hancock Bank of Louisiana) and Suzanne Thomas (filed as Exhibit 10.14 to the Company’s Form 10-K for the year ended December 31, 2011 (File No. 0-13089) filed with the Commission and incorporated herein by reference).

*10.18	Executive Incentive Plan (filed as Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2013 (File No. 0-13089) filed with the Commission and incorporated herein by reference).

*10.19	Form of Change in Control Employment Agreement between the Company and each of Messrs. Chaney, Hairston, Achary, Hill, Loper and Saik effective June 16, 2014 (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 0-13089) filed with the Commission on June 20, 2014 and incorporated herein by reference).

Exhibit Number	Description

*10.20	Term Life Insurance Plan and Summary Plan Description, adopted by the Company effective July 1, 2014 (filed as Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2014 (File No. 0-13089) filed with the Commission on February 27, 2015 and incorporated herein by reference).

*10.21	Retirement and Restrictive Covenant Agreement between Carl J. Chaney and the Company, dated as of November 13, 2014 (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 0-13089) filed with the Commission on November 14, 2014 and incorporated herein by reference).

10.22	Credit Agreement, dated December 18, 2015, among Hancock Holding Company, the lenders named therein and U.S. Bank National Association, as administrative agent (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 0-13089) filed with the Commission on December 23, 2015 and incorporated herein by reference).

10.23	Retirement and Restrictive Covenant Agreement, between the Company and Clifton J. Saik, dated June 29, 2015 (Filed as Exhibit 10.6 to Hancock’s Form 10-Q filed with the Commission on August 7, 2015 and incorporated herein by reference).

**10.24	Form of Restricted Stock Award Agreement (approved in 2015).

**10.25	Form of Performance Stock Award Agreement (TSR) (approved in 2015).

**10.26	Form of Performance Stock Award Agreement (EPS) (approved in 2015).

**21.1	Subsidiaries of the Company.

**23.1	Consent of PricewaterhouseCoopers, LLP.

**31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

**31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

**32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Schema Document.

**101.CAL	XBRL Calculation Document.

**101.LAB	XBRL Label Link Document.

**101.PRE	XBRL Presentation Linkbase Document.

**101.DEF	XBRL Definition Linkbase Document.

*	Compensatory plan or arrangement.
**	Filed with this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANCOCK HOLDING COMPANY
Registrant

February 26, 2016	By:	/s/ John M. Hairston
Date		John M. Hairston
President & Chief Executive Officer (Principal Executive Officer)

February 26, 2016	By:	/s/ Michael M. Achary
Date		Michael M. Achary
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James B. Estabrook, Jr James B. Estabrook, Jr.	Chairman of the Board, Director	February 26, 2016

/s/ Frank E. Bertucci Frank E. Bertucci	Director	February 26, 2016

/s/ Hardy B. Fowler Hardy B. Fowler	Director	February 26, 2016

/s/ Terence E. Hall Terence E. Hall	Director	February 26, 2016

/s/ Randall W. Hanna Randall W. Hanna	Director	February 26, 2016

/s/ James H. Horne James H. Horne	Director	February 26, 2016

/s/ Jerry L. Levens Jerry L. Levens	Director	February 26, 2016

/s/ Eric J. Nickelsen Eric J. Nickelsen	Director	February 26, 2016

(signatures continued)

/s/ Thomas H. Olinde Thomas H. Olinde	Director	February 26, 2016

/s/ Christine L. Pickering Christine L. Pickering	Director	February 26, 2016

/s/ Robert W. Roseberry Robert W. Roseberry	Director	February 26, 2016

Anthony J. Topazi Anthony J. Topazi	Director	February 26, 2016