Form 10-Q
period 2016-03-31
HANCOCK HOLDING CO
filed 2016-05-09
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10-Q

___________________________________________________________

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36827

HANCOCK HOLDING COMPANY

(Exact name of registrant as specified in its charter)

Mississippi	64-0693170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Hancock Plaza, 2510 14th Street, Gulfport, Mississippi	39501
(Address of principal executive offices)	(Zip Code)

(228) 868-4000

(Registrant’s telephone number, including area code)

NOT APPLICABLE

(Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

77,514,296 common shares were outstanding as of May 1, 2016.

Hancock Holding Company

Part I. Financial Information

Item 1. Financial Statements

Hancock Holding Company and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except share data)	2016	2015
ASSETS	unaudited
Cash and due from banks	$291,099	$303,874
Interest-bearing bank deposits	151,193	564,671
Federal funds sold	358	884
Securities available for sale, at fair value (amortized cost of $2,116,271 and $2,086,745)	2,149,466	2,093,404
Securities held to maturity (fair value of $2,566,799 and $2,375,851)	2,518,371	2,370,388
Loans held for sale	24,001	20,434
Loans	15,978,124	15,703,314
Less: allowance for loan losses	(217,794)	(181,179)
Loans, net	15,760,330	15,522,135
Property and equipment, net of accumulated depreciation of $216,418 and $209,763	371,319	377,015
Prepaid expenses	20,152	17,560
Other real estate, net	23,191	26,256
Accrued interest receivable	57,448	54,068
Goodwill	621,193	621,193
Other intangible assets, net	102,414	107,538
Life insurance contracts	435,494	434,550
FDIC loss share receivable	25,828	29,868
Deferred tax asset, net	72,131	75,830
Other assets	185,382	213,937
Total assets	$22,809,370	$22,833,605
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$7,108,598	$7,276,127
Interest-bearing	11,547,552	11,072,785
Total deposits	18,656,150	18,348,912
Short-term borrowings	1,100,787	1,423,644
Long-term debt	471,245	490,145
Accrued interest payable	8,455	6,609
Other liabilities	151,693	151,152
Total liabilities	20,388,330	20,420,462
Stockholders' equity
Common Stock - $3.33 par value per share; 350,000,000 shares authorized, 77,507,960 and 77,496,429 outstanding	258,102	258,063
Capital surplus	1,688,482	1,684,101
Treasury shares at cost - 9,307,551 and 9,319,082 shares	(227,130)	(226,370)
Retained earnings	762,652	777,944
Accumulated other comprehensive loss, net	(61,066)	(80,595)
Total stockholders' equity	2,421,040	2,413,143
Total liabilities and stockholders' equity	$22,809,370	$22,833,605

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,

(in thousands, except per share data)	2016	2015
Interest income:
Loans, including fees	$154,113	$146,967
Loans held for sale	159	96
Securities-taxable	23,957	20,790
Securities-tax exempt	1,802	880
Short-term investments	610	354
Total interest income	180,641	169,087
Interest expense:
Deposits	11,733	7,126
Short-term borrowings	993	172
Long-term debt	5,079	3,631
Total interest expense	17,805	10,929
Net interest income	162,836	158,158
Provision for loan losses	60,036	6,154
Net interest income after provision for loan losses	102,800	152,004
Noninterest income:
Service charges on deposit accounts	18,383	17,315
Trust fees	11,224	11,200
Bank card and ATM fees	11,348	11,183
Investment and annuity fees	4,933	5,050
Secondary mortgage market operations	2,912	2,664
Insurance commissions and fees	1,307	1,754
Amortization of FDIC loss share receivable	(1,613)	(1,197)
Other income	9,692	8,577
Total noninterest income	58,186	56,546
Noninterest expense:
Compensation expense	73,001	65,017
Employee benefits	15,714	15,634
Personnel expense	88,715	80,651
Net occupancy expense	10,356	11,177
Equipment expense	3,774	3,935
Data processing expense	14,207	13,556
Professional services expense	7,621	15,370
Amortization of intangibles	5,124	6,318
Telecommunications and postage	3,361	3,651
Deposit insurance and regulatory fees	5,397	3,595
Other real estate expense, net	768	456
Other expense	16,709	14,806
Total noninterest expense	156,032	153,515
Income before income taxes	4,954	55,035
Income taxes	1,115	14,876
Net income	$3,839	$40,159
Earnings per common share-basic	$0.05	$0.49
Earnings per common share-diluted	$0.05	$0.49
Dividends paid per share	$0.24	$0.24
Weighted average shares outstanding-basic	77,501	79,496
Weighted average shares outstanding-diluted	77,672	79,661

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Net income	$3,839	$40,159
Other comprehensive income:
Net change in unrealized gain	28,972	5,413
Reclassification adjustment for net losses realized and included in earnings	1,091	605
Amortization of unrealized net gain on securities transferred to held to maturity	798	647
Other comprehensive income before income taxes	30,861	6,665
Income tax	11,332	2,360
Other comprehensive income net of income taxes	19,529	4,305
Comprehensive income	$23,368	$44,464

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
					Other
					Comprehensive
	Common Stock		Capital	Retained	Income (Loss),	Treasury
(in thousands, except share data)	Shares	Amount	Surplus	Earnings	net	Stock	Total
Balance, December 31, 2014	80,426,485	$267,820	$1,689,291	$723,496	$(50,074)	$(158,131)	$2,472,402
Net income	—	—	—	40,159	—	—	40,159
Other comprehensive income	—	—	—	—	4,305	—	4,305
Comprehensive income	—	—	—	40,159	4,305	—	44,464
Cash dividends declared ($0.24 per common share)	—	—	—	(19,524)	—	—	(19,524)
Common stock activity, long-term incentive plan	23,242	78	12,086	—	—	(9,138)	3,026
Purchase of common stock under stock buyback program	(2,563,607)	(8,537)	—	—	—	(66,733)	(75,270)
Balance, March 31, 2015	77,886,120	$259,361	$1,701,377	$744,131	$(45,769)	$(234,002)	$2,425,098

Balance, December 31, 2015	77,496,429	$258,063	$1,684,101	$777,944	$(80,595)	$(226,370)	$2,413,143
Net income	—	—	—	3,839	—	—	3,839
Other comprehensive income	—	—	—	—	19,529	—	19,529
Comprehensive income	—	—	—	3,839	19,529	—	23,368
Cash dividends declared ($0.24 per common share)	—	—	—	(19,131)	—	—	(19,131)
Common stock activity, long-term incentive plan	11,531	39	4,381	—	—	(760)	3,660
Balance, March 31, 2016	77,507,960	$258,102	$1,688,482	$762,652	$(61,066)	$(227,130)	$2,421,040

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,839	$40,159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,199	7,218
Provision for loan losses	60,036	6,154
Loss (gain) on other real estate owned	416	(248)
Deferred tax (benefit) expense	(8,041)	9,252
Increase in cash surrender value of life insurance contracts	(1,208)	(2,596)
Gain on disposal of other assets	(2,111)	(340)
Net (increase) decrease in loans held for sale	(3,308)	356
Net amortization of securities premium/discount	5,799	4,223
Amortization of intangible assets	5,124	6,318
Amortization of FDIC indemnification asset	1,613	1,197
Stock-based compensation expense	4,050	3,071
Decrease in interest payable and other liabilities	(8,565)	(8,577)
Net payments (to) from FDIC for loss share claims	(302)	7,580
Decrease (increase) in FDIC loss share receivable	557	(1,188)
Decrease (increase) in other assets	27,488	(6,826)
Other, net	143	(447)
Net cash provided by operating activities	92,729	65,306
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities	47,774	9,221
Proceeds from maturities of securities available for sale	86,966	468,358
Purchases of securities available for sale	(167,419)	(638,861)
Proceeds from maturities of securities held to maturity	86,632	88,381
Purchases of securities held to maturity	(236,117)	(207,849)
Net decrease in interest-bearing bank deposits	413,478	286,551
Net decrease in federal funds sold	526	600
Proceeds from sales of loans	61,878	—
Net increase in loans	(351,202)	(36,137)
Purchases of property and equipment	(1,550)	(8,609)
Proceeds from sales of other real estate	4,316	21,969
Other, net	3,567	(4,582)
Net cash used in investing activities	(51,151)	(20,958)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	307,254	287,654
Net decrease in short-term borrowings	(322,857)	(396,323)
Repayments of long-term debt	(19,551)	(8,800)
Net proceeds from issuance of long-term debt	66	145,196
Dividends paid	(19,131)	(19,524)
Purchase of common stock under stock buyback program	—	(75,270)
Other, net	(134)	—
Net cash provided by financing activities	(54,353)	(67,067)
NET DECREASE IN CASH AND DUE FROM BANKS	(12,775)	(22,719)
CASH AND DUE FROM BANKS, BEGINNING	303,874	356,455
CASH AND DUE FROM BANKS, ENDING	$291,099	$333,736
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$1,662	$4,161

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.  Basis of Presentation

The consolidated financial statements include the accounts of Hancock Holding Company and all other entities in which it has a controlling interest (the “Company”). The financial statements include all adjustments that are, in the opinion of management, necessary to present fairly the Company’s financial condition, results of operations, changes in stockholders’ equity and cash flows for the interim periods presented.  Some financial information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  Financial information reported in these financial statements is not necessarily indicative of the Company’s financial condition, results of operations, or cash flows for any other interim or annual period.

Certain prior period amounts have been reclassified to conform to the current period presentation.    Effective January 1, 2016, the Company retrospectively adopted accounting guidance intended to simplify the presentation of debt issuance costs by requiring that costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  Historically, debt issuance costs were reported in the “Other Assets” line items in the Consolidated Balance Sheets and Statements of Cash Flows.  All historical periods have been restated to reflect the revised presentation and new required disclosures.  The adoption of this guidance did not have a material impact on the Company’s financial condition or operating results.

Use of Estimates

The accounting principles the Company follows and the methods for applying these principles conform with GAAP and with general practices followed by the banking industry.   These accounting principles require management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and the accompanying notes.  Actual results could differ from those estimates.

Critical Accounting Policies and Estimates

There were no material changes or developments with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2015.

2.  Securities

The amortized cost and fair value of securities classified as available for sale and held to maturity follow.

Securities Available for Sale
(in thousands)	March 31, 2016				December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
US Treasury and government agency securities	$125	$—	$—	$125	$135	$—	$1	$134
Municipal obligations	87,190	792	43	87,939	39,410	235	38	39,607
Mortgage-backed securities	1,735,836	30,862	724	1,765,974	1,750,168	19,387	11,182	1,758,373
Collateralized mortgage obligations	287,171	2,414	419	289,166	291,085	140	2,192	289,033
Corporate debt securities	3,500	—	—	3,500	3,500	—	—	3,500
Equity securities	2,449	340	27	2,762	2,447	358	48	2,757
	$2,116,271	$34,408	$1,213	$2,149,466	$2,086,745	$20,120	$13,461	$2,093,404

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Securities Held to Maturity
(in thousands)	March 31, 2016				December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
US Treasury and government agency securities	$50,000	$672	$—	$50,672	$50,000	$—	$410	$49,590
Municipal obligations	417,911	6,270	430	423,751	185,890	3,475	1,166	188,199
Mortgage-backed securities	983,146	34,214	—	1,017,360	1,014,135	15,585	1,589	1,028,131
Collateralized mortgage obligations	1,067,314	10,630	2,928	1,075,016	1,120,363	2,244	12,676	1,109,931
	$2,518,371	$51,786	$3,358	$2,566,799	$2,370,388	$21,304	$15,841	$2,375,851

The following table presents the amortized cost and fair value of debt securities at March 31, 2016 by contractual maturity.  Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateralized mortgage obligations.

(in thousands)	Amortized	Fair
Debt Securities Available for Sale	Cost	Value
Due in one year or less	$6,851	$6,881
Due after one year through five years	78,862	79,865
Due after five years through ten years	366,738	377,314
Due after ten years	1,661,371	1,682,644
Total available for sale debt securities	$2,113,822	$2,146,704

	Amortized	Fair
Debt Securities Held to Maturity	Cost	Value
Due in one year or less	$15,296	$15,408
Due after one year through five years	415,949	417,841
Due after five years through ten years	356,084	358,834
Due after ten years	1,731,042	1,774,716
Total held to maturity securities	$2,518,371	$2,566,799

The Company held no securities classified as trading at March 31, 2016 or December 31, 2015.

The details for securities classified as available for sale with unrealized losses for the periods indicated follow.

Available for Sale
March 31, 2016	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
US Treasury and government agency securities	$—	—	$76	$—	$76	$—
Municipal obligations	25,999	43	—	—	25,999	43
Mortgage-backed securities	160,058	170	69,703	554	229,761	724
Collateralized mortgage obligations	—	—	32,215	419	32,215	419
Equity securities	—	—	1,513	27	1,513	27
	$186,057	$213	$103,507	$1,000	$289,564	$1,213

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Available for Sale
December 31, 2015	Losses < 12 months		Losses 12 months or >		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
US Treasury and government agency securities	$—	$—	$82	$1	$82	$1
Municipal obligations	8,296	38	—	—	8,296	38
Mortgage-backed securities	831,156	8,257	116,126	2,925	947,282	11,182
Collateralized mortgage obligations	208,397	1,257	33,138	935	241,535	2,192
Equity securities	20	1	1,473	47	1,493	48
	$1,047,869	$9,553	$150,819	$3,908	$1,198,688	$13,461

The details for securities classified as held to maturity with unrealized losses for the periods indicated follow.

Held to maturity
March 31, 2016	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Municipal obligations	$47,173	$118	$10,792	$312	$57,965	$430
Collateralized mortgage obligations	8,871	15	314,160	2,913	323,031	2,928
	$56,044	$133	$324,952	$3,225	$380,996	$3,358

Held to maturity
December 31, 2015	Losses < 12 months		Losses 12 months or >		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$45,590	$410	$—	$—	$45,590	$410
Municipal obligations	22,652	301	48,727	865	71,379	1,166
Mortgage-backed securities	349,635	1,589	—	—	349,635	1,589
Collateralized mortgage obligations	516,330	2,894	370,756	9,782	887,086	12,676
	$934,207	$5,194	$419,483	$10,647	$1,353,690	$15,841

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

Securities with carrying values totaling $3.1 billion at March 31, 2016 and $3.5 billion at December 31, 2015 were pledged as collateral primarily to secure public deposits or securities sold under agreements to repurchase.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3.  Loans and Allowance for Loan Losses

Loans, net of unearned income, consisted of the following.

	March 31,	December 31,
(in thousands)	2016	2015
Originated loans:
Commercial non-real estate	$7,088,146	$6,930,453
Construction and land development	1,086,382	1,139,743
Commercial real estate	3,504,803	3,220,509
Residential mortgages	1,839,889	1,887,256
Consumer	2,048,068	2,080,626
Total originated loans	$15,567,288	$15,258,587
Acquired loans:
Commercial non-real estate	$51,949	$59,843
Construction and land development	2,250	5,080
Commercial real estate	156,285	176,460
Residential mortgages	1,116	27
Consumer	20	20
Total acquired loans	$211,620	$241,430
FDIC acquired loans:
Commercial non-real estate	$5,311	$5,528
Construction and land development	6,782	7,127
Commercial real estate	15,004	15,582
Residential mortgages	159,962	162,241
Consumer	12,157	12,819
Total FDIC acquired loans	$199,216	$203,297
Total loans:
Commercial non-real estate	$7,145,406	$6,995,824
Construction and land development	1,095,414	1,151,950
Commercial real estate	3,676,092	3,412,551
Residential mortgages	2,000,967	2,049,524
Consumer	2,060,245	2,093,465
Total loans	$15,978,124	$15,703,314

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

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

The following schedule shows activity in the loss share receivable for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31,	March 31,
(in thousands)	2016	2015
Balance, January 1	$29,868	$60,272
Amortization	(1,613)	(1,197)
Charge-offs, write-downs and other recoveries	(1,005)	(1,475)
External expenses qualifying under loss share agreement	465	298
Changes due to changes in cash flow projections	(2,189)	(421)
Net payments to (from) FDIC	302	(7,580)
Ending balance	$25,828	$49,897

The loss share agreement covering the non-single family FDIC acquired portfolio expired in December 2014.  The loss share agreement covering the single family portfolio expires in December 2019.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The following schedule shows activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016 and 2015, as well as the corresponding recorded investment in loans at the end of each period.

		Construction
	Commercial	and land	Commercial	Residential
(in thousands)	non-real estate	development	real estate	mortgages	Consumer	Total
	Three Months Ended March 31, 2016
Originated loans
Allowance for loan losses:
Beginning balance	$108,982	$4,985	$14,059	$7,690	$22,310	$158,026
Charge-offs	(17,667)	(110)	(898)	(175)	(5,843)	(24,693)
Recoveries	809	605	185	301	1,494	3,394
Net provision for loan losses	52,096	(1,627)	7,325	235	2,529	60,558
Ending balance	$144,220	$3,853	$20,671	$8,051	$20,490	$197,285
Ending balance:
Individually evaluated for impairment	$26,502	$185	$1,332	$125	$16	$28,160
Collectively evaluated for impairment	117,718	3,668	19,339	7,926	20,474	169,125
Loans:
Ending balance:	$7,088,146	$1,086,382	$3,504,803	$1,839,889	$2,048,068	$15,567,288
Individually evaluated for impairment	201,029	14,072	12,393	883	58	228,435
Collectively evaluated for impairment	6,887,117	1,072,310	3,492,410	1,839,006	2,048,010	15,338,853
Acquired loans
Allowance for loan losses:
Beginning balance	$—	$—	$33	$—	$—	$33
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net provision for loan losses	—	—	(26)	—	—	(26)
Ending balance	$—	$—	$7	$—	$—	$7
Ending balance:
Individually evaluated for impairment	$—	$—	$7	$—	$—	$7
Amounts related to acquired-impaired loans	—	—	—	—	—	—
Collectively evaluated for impairment	—	—	—	—	—	—
Loans:
Ending balance:	$51,949	$2,250	$156,285	$1,116	$20	$211,620
Individually evaluated for impairment	—	—	2,306	—	—	2,306
Acquired-impaired loans	7,348	2,148	12,045	1,116	20	22,677
Collectively evaluated for impairment	44,601	102	141,934	—	—	186,637

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

		Construction
	Commercial	and land	Commercial	Residential
(in thousands)	non-real estate	development	real estate	mortgages	Consumer	Total
	Three Months Ended March 31, 2016
FDIC acquired loans
Allowance for loan losses:
Beginning balance	$446	$657	$1,807	$17,663	$2,547	$23,120
Charge-offs	—	(18)	(29)	—	—	(47)
Recoveries	3	35	36	1	39	114
Net provision for loan losses	7	(151)	(303)	1,130	(1,179)	(496)
Increase (decrease) in FDIC loss share receivable	(17)	—	—	(2,153)	(19)	(2,189)
Ending balance	$439	$523	$1,511	$16,641	$1,388	$20,502
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Amounts related to acquired-impaired loans	439	523	1,511	16,641	1,388	20,502
Collectively evaluated for impairment	—	—	—	—	—	—
Loans:
Ending balance:	$5,311	$6,782	$15,004	$159,962	$12,157	$199,216
Individually evaluated for impairment	—	—	—	—	—	—
Acquired-impaired loans	5,311	6,782	15,004	159,962	12,157	199,216
Collectively evaluated for impairment	—	—	—	—	—	—
Total loans
Allowance for loan losses:
Beginning balance	$109,428	$5,642	$15,899	$25,353	$24,857	$181,179
Charge-offs	(17,667)	(128)	(927)	(175)	(5,843)	(24,740)
Recoveries	812	640	221	302	1,533	3,508
Net provision for loan losses	52,103	(1,778)	6,996	1,365	1,350	60,036
Increase (decrease) in FDIC loss share receivable	(17)	—	—	(2,153)	(19)	(2,189)
Ending balance	$144,659	$4,376	$22,189	$24,692	$21,878	$217,794
Ending balance:
Individually evaluated for impairment	$26,502	$185	$1,339	$125	$16	$28,167
Amounts related to acquired-impaired loans	439	523	1,511	16,641	1,388	20,502
Collectively evaluated for impairment	117,718	3,668	19,339	7,926	20,474	169,125
Loans:
Ending balance:	$7,145,406	$1,095,414	$3,676,092	$2,000,967	$2,060,245	$15,978,124
Individually evaluated for impairment	201,029	14,072	14,699	883	58	230,741
Acquired-impaired loans	12,659	8,930	27,049	161,078	12,177	221,893
Collectively evaluated for impairment	6,931,718	1,072,412	3,634,344	1,839,006	2,048,010	15,525,490

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

		Construction
	Commercial	and land	Commercial	Residential
(in thousands)	non-real estate	development	real estate	mortgages	Consumer	Total
	Three Months ended March 31, 2015
Originated loans
Allowance for loan losses:
Beginning balance	$50,258	$5,413	$16,544	$8,051	$17,435	$97,701
Charge-offs	(1,697)	(747)	(251)	(1,209)	(3,556)	(7,460)
Recoveries	981	1,243	(3)	305	1,280	3,806
Net provision for loan losses	6,754	(1,500)	(966)	738	1,421	6,447
Ending balance	$56,296	$4,409	$15,324	$7,885	$16,580	$100,494
Ending balance:
Individually evaluated for impairment	$529	$71	$147	$88	$3	$838
Collectively evaluated for impairment	55,767	4,338	15,177	7,797	16,577	99,656
Loans:
Ending balance:	$5,861,887	$1,087,449	$2,492,351	$1,736,033	$1,742,810	$12,920,530
Individually evaluated for impairment	14,566	4,381	17,210	2,423	120	38,700
Collectively evaluated for impairment	5,847,321	1,083,068	2,475,141	1,733,610	1,742,690	12,881,830
Acquired loans
Allowance for loan losses:
Beginning balance	$—	$—	$477	$—	$—	$477
Charge-offs	—	—	—	—	—	—
Recoveries	—	—	—	—	—	—
Net provision for loan losses	—	—	(223)	—	—	(223)
Ending balance	$—	$—	$254	$—	$—	$254
Ending balance:
Individually evaluated for impairment	$—	$—	$254	$—	$—	$254
Amounts related to acquired-impaired loans	—	—	—	—	—	—
Collectively evaluated for impairment	—	—	—	—	—	—
Loans:
Ending balance:	$118,260	$14,579	$629,975	$2,485	$25	$765,324
Individually evaluated for impairment	—	—	2,579	—	—	2,579
Acquired-impaired loans	8,708	12,801	21,226	2,485	25	45,245
Collectively evaluated for impairment	109,552	1,778	606,170	—	—	717,500

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

		Construction
	Commercial	and land	Commercial	Residential
(in thousands)	non-real estate	development	real estate	mortgages	Consumer	Total
	Three Months ended March 31, 2015
FDIC acquired loans
Allowance for loan losses:
Beginning balance	$911	$1,008	$4,061	$20,609	$3,995	$30,584
Charge-offs	(127)	(276)	(2,368)	(93)	(140)	(3,004)
Recoveries	14	406	113	—	16	549
Net provision for loan losses	(2)	(6)	202	(195)	(69)	(70)
Increase (decrease) in FDIC loss share receivable	(13)	(34)	1,207	(1,171)	(410)	(421)
Ending balance	$783	$1,098	$3,215	$19,150	$3,392	$27,638
Ending balance:
Individually evaluated for impairment	$—	$—	$—	$—	$—	$—
Amounts related to acquired-impaired loans	783	1,098	3,215	19,150	3,392	27,638
Collectively evaluated for impairment	—	—	—	—	—	—
Loans:						—
Ending balance:	$6,937	$11,482	$27,777	$175,367	$16,969	$238,532
Individually evaluated for impairment	—	—	—	—	—	—
Acquired-impaired loans	6,937	11,482	27,777	175,367	16,969	238,532
Collectively evaluated for impairment	—	—	—	—	—	—
Total loans
Allowance for loan losses:
Beginning balance	$51,169	$6,421	$21,082	$28,660	$21,430	$128,762
Charge-offs	(1,824)	(1,023)	(2,619)	(1,302)	(3,696)	(10,464)
Recoveries	995	1,649	110	305	1,296	4,355
Net provision for loan losses	6,752	(1,506)	(987)	543	1,352	6,154
Increase (decrease) in FDIC loss share receivable	(13)	(34)	1,207	(1,171)	(410)	(421)
Ending balance	$57,079	$5,507	$18,793	$27,035	$19,972	$128,386
Ending balance:
Individually evaluated for impairment	$529	$71	$401	$88	$3	$1,092
Amounts related to acquired-impaired loans	783	1,098	3,215	19,150	3,392	27,638
Collectively evaluated for impairment	55,767	4,338	15,177	7,797	16,577	99,656
Loans:
Ending balance:	$5,987,084	$1,113,510	$3,150,103	$1,913,885	$1,759,804	$13,924,386
Individually evaluated for impairment	14,566	4,381	19,789	2,423	120	41,279
Acquired-impaired loans	15,645	24,283	49,003	177,852	16,994	283,777
Collectively evaluated for impairment	5,956,873	1,084,846	3,081,311	1,733,610	1,742,690	13,599,330

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

	March 31,	December 31,
(in thousands)	2016	2015
Originated loans:
Commercial non-real estate	$165,930	$88,743
Construction and land development	16,997	17,294
Commercial real estate	19,217	17,824
Residential mortgages	23,713	23,799
Consumer	8,538	9,061
Total originated loans	$234,395	$156,721
Acquired loans:
Commercial non-real estate	$—	$—
Construction and land development	—	—
Commercial real estate	2,908	2,992
Residential mortgages	—	—
Consumer	—	—
Total acquired loans	$2,908	$2,992
FDIC acquired loans:
Commercial non-real estate	$—	$—
Construction and land development	—	—
Commercial real estate	—	—
Residential mortgages	—	—
Consumer	—	—
Total FDIC acquired loans	$—	$—
Total loans:
Commercial non-real estate	165,930	88,743
Construction and land development	16,997	17,294
Commercial real estate	22,125	20,816
Residential mortgages	23,713	23,799
Consumer	8,538	9,061
Total loans	$237,303	$159,713

Nonaccrual loans include loans modified in troubled debt restructurings (“TDRs”) of $18.3 million and $8.8 million at March 31, 2016 and December 31, 2015, respectively.  Total TDRs, both accruing and nonaccruing, were $63.9 million as of March 31, 2016 and $13.1 million at December 31, 2015.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The table below details TDRs that were modified during the three months ended March 31, 2016 and March 31, 2015 by portfolio segment.  The TDRs during the three months ended March 31, 2016 and 2015 were extended amortization, other modification of payment terms, or covenant violations.  All are individually evaluated for impairment.

Three Months Ended
($ in thousands)	March 31, 2016			March 31, 2015
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment	Contracts	Investment	Investment
Originated loans:
Commercial non-real estate	11	$51,246	$51,246	—	$—	$—
Construction and land development	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential mortgages	—	—	—	2	68	68
Consumer	—	—	—	1	20	20
Total originated loans	11	$51,246	$51,246	3	$88	$88
Acquired loans:
Commercial non-real estate	—	$—	$—	—	$—	$—
Construction and land development	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total acquired loans	—	$—	$—	—	$—	$—
FDIC acquired loans:
Commercial non-real estate	—	$—	$—	—	$—	$—
Construction and land development	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total FDIC acquired loans	—	$—	$—	—	$—	$—
Total loans:
Commercial non-real estate	11	$51,246	$51,246	—	$—	$—
Construction and land development	—	—	—	—	—	—
Commercial real estate	—	—	—	—	—	—
Residential mortgages	—	—	—	2	68	68
Consumer	—	—	—	1	20	20
Total loans	11	$51,246	$51,246	3	$88	$88

No TDRs that subsequently defaulted within twelve months of modification were recorded in the three months ended March 31, 2016 or 2015.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The tables below present loans that are individually evaluated for impairment disaggregated by class at March 31, 2016 and December 31, 2015.  Loans individually evaluated for impairment include TDRs and loans that are determined to be impaired and have aggregate relationship balances of $1 million or more.

	March 31, 2016			December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Originated loans:
With no related allowance recorded:
Commercial non-real estate	$77,155	$85,295	$—	$34,788	$37,285	$—
Construction and land development	12,413	12,413	—	12,461	12,461	—
Commercial real estate	5,939	6,140	—	7,785	8,499	—
Residential mortgages	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
	95,507	103,848	—	55,034	58,245	—
With an allowance recorded:
Commercial non-real estate	123,874	125,744	26,502	46,834	47,703	19,031
Construction and land development	1,659	2,315	185	1,765	2,323	392
Commercial real estate	6,454	6,521	1,332	6,406	6,413	1,372
Residential mortgages	883	1,394	125	895	1,405	127
Consumer	58	58	16	152	152	33
	132,928	136,032	28,160	56,052	57,996	20,955
Total:
Commercial non-real estate	201,029	211,039	26,502	81,622	84,988	19,031
Construction and land development	14,072	14,728	185	14,226	14,784	392
Commercial real estate	12,393	12,661	1,332	14,191	14,912	1,372
Residential mortgages	883	1,394	125	895	1,405	127
Consumer	58	58	16	152	152	33
Total originated loans	$228,435	$239,880	$28,160	$111,086	$116,241	$20,955

Acquired loans:
With an allowance recorded:
Commercial non-real estate	$—	$—	$—	$—	$—	$—
Construction and land development	—	—	—	—	—	—
Commercial real estate	2,306	2,343	7	2,340	2,382	33
Residential mortgages	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
	2,306	2,343	7	2,340	2,382	33
Total:
Commercial non-real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial real estate	2,306	2,343	7	2,340	2,382	33
Residential mortgages	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total acquired loans	$2,306	$2,343	$7	$2,340	$2,382	$33

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

	March 31, 2016			December 31, 2015
		Unpaid			Unpaid
	Recorded	Principal	Related	Recorded	Principal	Related
(in thousands)	Investment	Balance	Allowance	Investment	Balance	Allowance
Total loans:
With no related allowance recorded:
Commercial non-real estate	$77,155	$85,295	$—	$34,788	$37,285	$—
Construction and land development	12,413	12,413	—	12,461	12,461	—
Commercial real estate	5,939	6,140	—	7,785	8,499	—
Residential mortgages	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
	95,507	103,848	—	55,034	58,245	—
With an allowance recorded:
Commercial non-real estate	123,874	125,744	26,502	46,834	47,703	19,031
Construction and land development	1,659	2,315	185	1,765	2,323	392
Commercial real estate	8,760	8,864	1,339	8,746	8,795	1,405
Residential mortgages	883	1,394	125	895	1,405	127
Consumer	58	58	16	152	152	33
	135,234	138,375	28,167	58,392	60,378	20,988
Total:
Commercial non-real estate	201,029	211,039	26,502	81,622	84,988	19,031
Construction and land development	14,072	14,728	185	14,226	14,784	392
Commercial real estate	14,699	15,004	1,339	16,531	17,294	1,405
Residential mortgages	883	1,394	125	895	1,405	127
Consumer	58	58	16	152	152	33
Total loans	$230,741	$242,223	$28,167	$113,426	$118,623	$20,988

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended
	March 31, 2016		March 31, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(in thousands)	Investment	Recognized	Investment	Recognized
Originated loans:
With no related allowance recorded:
Commercial non-real estate	$55,972	$—	$7,196	$—
Construction and land development	12,437	—	1,915	—
Commercial real estate	6,862	9	9,563	10
Residential mortgages	—	—	517	1
Consumer	—	—	51	—
	75,271	9	19,242	11
With an allowance recorded:
Commercial non-real estate	85,354	182	2,081	2
Construction and land development	1,712	—	4,401	32
Commercial real estate	6,430	27	5,103	17
Residential mortgages	889	2	2,023	11
Consumer	105	1	13	2
	94,490	212	13,621	64
Total:
Commercial non-real estate	141,326	182	9,277	2
Construction and land development	14,149	—	6,316	32
Commercial real estate	13,292	36	14,666	27
Residential mortgages	889	2	2,540	12
Consumer	105	1	64	2
Total originated loans	$169,761	$221	$32,863	$75

Acquired loans:
With no related allowance recorded:
Commercial non-real estate	$—	$—	$—	$—
Construction and land development	—	—	—	—
Commercial real estate	—	—	—	—
Residential mortgages	—	—	—	—
Consumer	—	—	—	—
	—	—	—	—
With an allowance recorded:
Commercial non-real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial real estate	2,323	—	2,635	—
Residential mortgages	—	—	—	—
Consumer	—	—	—	—
	2,323	—	2,635	—
Total:
Commercial non-real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial real estate	2,323	—	2,635	—
Residential mortgages	—	—	—	—
Consumer	—	—	—	—
Total acquired loans	$2,323	$—	$2,635	$—

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

	Three Months Ended
	March 31, 2016		March 31, 2015
	Average	Interest	Average	Interest
	Recorded	Income	Recorded	Income
(in thousands)	Investment	Recognized	Investment	Recognized
Total loans:
With no related allowance recorded:
Commercial non-real estate	$55,972	$—	$7,196	$—
Construction and land development	12,437	—	1,915	—
Commercial real estate	6,862	9	9,563	10
Residential mortgages	—	—	517	1
Consumer	—	—	51	—
	75,271	9	19,242	11
With an allowance recorded:
Commercial non-real estate	85,354	182	2,081	2
Construction and land development	1,712	—	4,401	32
Commercial real estate	8,753	27	7,738	17
Residential mortgages	889	2	2,023	11
Consumer	105	1	13	2
	96,813	212	16,256	64
Total:
Commercial non-real estate	141,326	182	9,277	2
Construction and land development	14,149	—	6,316	32
Commercial real estate	15,615	36	17,301	27
Residential mortgages	889	2	2,540	12
Consumer	105	1	64	2
Total loans	$172,084	$221	$35,498	$75

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The tables below present the age analysis of past due loans at March 31, 2016 and December 31, 2015.  FDIC acquired and acquired-impaired loans accounted for in pools with an accretable yield are considered to be current.

							Recorded
			Greater than				investment
	30-59 days	60-89 days	90 days	Total		Total	> 90 days and
March 31, 2016	past due	past due	past due	past due	Current	Loans	still accruing
(in thousands)
Originated loans:
Commercial non-real estate	$35,443	$2,843	$23,366	$61,652	$7,026,494	$7,088,146	$2,503
Construction and land development	6,007	126	18,684	24,817	1,061,565	1,086,382	3,610
Commercial real estate	7,873	1,042	13,789	22,704	3,482,099	3,504,803	1,892
Residential mortgages	18,644	6,615	10,375	35,634	1,804,255	1,839,889	123
Consumer	14,050	3,500	6,171	23,721	2,024,347	2,048,068	1,098
Total	$82,017	$14,126	$72,385	$168,528	$15,398,760	$15,567,288	$9,226
Acquired loans:
Commercial non-real estate	$—	$—	$—	$—	$51,949	$51,949	$—
Construction and land development	—	—	—	—	2,250	2,250	—
Commercial real estate	—	—	453	453	155,832	156,285	—
Residential mortgages	—	—	—	—	1,116	1,116	—
Consumer	—	—	—	—	20	20	—
Total	$—	$—	$453	$453	$211,167	$211,620	$—
FDIC acquired loans:
Commercial non-real estate	$—	$—	$—	$—	$5,311	$5,311	$—
Construction and land development	—	—	—	—	6,782	6,782	—
Commercial real estate	—	—	—	—	15,004	15,004	—
Residential mortgages	—	—	—	—	159,962	159,962	—
Consumer	—	—	—	—	12,157	12,157	—
Total	$—	$—	$—	$—	$199,216	$199,216	$—
Total loans:
Commercial non-real estate	$35,443	$2,843	$23,366	$61,652	$7,083,754	$7,145,406	$2,503
Construction and land development	6,007	126	18,684	24,817	1,070,597	1,095,414	3,610
Commercial real estate	7,873	1,042	14,242	23,157	3,652,935	3,676,092	1,892
Residential mortgages	18,644	6,615	10,375	35,634	1,965,333	2,000,967	123
Consumer	14,050	3,500	6,171	23,721	2,036,524	2,060,245	1,098
Total	$82,017	$14,126	$72,838	$168,981	$15,809,143	$15,978,124	$9,226

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

							Recorded
			Greater than				investment
	30-59 days	60-89 days	90 days	Total		Total	> 90 days and
December 31, 2015	past due	past due	past due	past due	Current	Loans	still accruing
(in thousands)
Originated loans:
Commercial non-real estate	$17,406	$1,468	$25,007	$43,881	$6,886,572	$6,930,453	$3,060
Construction and land development	19,886	436	4,043	24,365	1,115,378	1,139,743	1,230
Commercial real estate	6,754	1,329	12,503	20,586	3,199,923	3,220,509	1,034
Residential mortgages	18,657	4,360	11,840	34,857	1,852,399	1,887,256	163
Consumer	16,309	4,432	8,645	29,386	2,051,240	2,080,626	2,166
Total	$79,012	$12,025	$62,038	$153,075	$15,105,512	$15,258,587	$7,653
Acquired loans:
Commercial non-real estate	$—	$—	$—	$—	$59,843	$59,843	$—
Construction and land development	—	—	—	—	5,080	5,080	—
Commercial real estate	15	76	525	616	175,844	176,460	—
Residential mortgages	—	—	—	—	27	27	—
Consumer	—	—	—	—	20	20	—
Total	$15	$76	$525	$616	$240,814	$241,430	$—
FDIC acquired loans:
Commercial non-real estate	$—	$—	$—	$—	$5,528	$5,528	$—
Construction and land development	—	—	—	—	7,127	7,127	—
Commercial real estate	—	—	—	—	15,582	15,582	—
Residential mortgages	—	—	—	—	162,241	162,241	—
Consumer	—	—	—	—	12,819	12,819	—
Total	$—	$—	$—	$—	$203,297	$203,297	$—
Total loans:
Commercial non-real estate	$17,406	$1,468	$25,007	$43,881	$6,951,943	$6,995,824	$3,060
Construction and land development	19,886	436	4,043	24,365	1,127,585	1,151,950	1,230
Commercial real estate	6,769	1,405	13,028	21,202	3,391,349	3,412,551	1,034
Residential mortgages	18,657	4,360	11,840	34,857	2,014,667	2,049,524	163
Consumer	16,309	4,432	8,645	29,386	2,064,079	2,093,465	2,166
Total	$79,027	$12,101	$62,563	$153,691	$15,549,623	$15,703,314	$7,653

The following tables present the credit quality indicators of the Company’s various classes of loans at March 31, 2016 and December 31, 2015.

Commercial Non-Real Estate Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	March 31, 2016				December 31, 2015
(in thousands)	Originated	Acquired	FDIC acquired	Total	Originated	Acquired	FDIC acquired	Total
Grade:
Pass	$5,895,649	$44,847	$2,068	$5,942,564	$6,205,372	$53,381	$2,110	$6,260,863
Pass-Watch	298,176	—	733	298,909	167,720	—	869	168,589
Special Mention	208,731	2	—	208,733	211,230	—	—	211,230
Substandard	683,449	7,100	2,510	693,059	346,087	6,462	2,549	355,098
Doubtful	2,141	—	—	2,141	44	—	—	44
Total	$7,088,146	$51,949	$5,311	$7,145,406	$6,930,453	$59,843	$5,528	$6,995,824

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Construction Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	March 31, 2016				December 31, 2015
(in thousands)	Originated	Acquired	FDIC acquired	Total	Originated	Acquired	FDIC acquired	Total
Grade:
Pass	$1,036,847	$837	$1,455	$1,039,139	$1,092,299	$910	$2,087	$1,095,296
Pass-Watch	22,947	150	1,885	24,982	5,709	223	909	6,841
Special Mention	592	—	21	613	12,017	—	280	12,297
Substandard	25,996	1,263	3,421	30,680	29,718	3,947	3,851	37,516
Total	$1,086,382	$2,250	$6,782	$1,095,414	$1,139,743	$5,080	$7,127	$1,151,950

Commercial Real Estate Credit Exposure

Credit Risk Profile by Internally Assigned Grade

	March 31, 2016				December 31, 2015
(in thousands)	Originated	Acquired	FDIC acquired	Total	Originated	Acquired	FDIC acquired	Total
Grade:
Pass	$3,293,852	$136,879	$3,114	$3,433,845	$3,058,342	$159,750	$3,117	$3,221,209
Pass-Watch	60,595	1,684	2,233	64,512	41,830	2,355	2,296	46,481
Special Mention	42,170	4,804	1,143	48,117	40,576	5,112	1,364	47,052
Substandard	108,171	12,918	8,514	129,603	79,745	9,243	8,805	97,793
Doubtful	15	—	—	15	16	—	—	16
Total	$3,504,803	$156,285	$15,004	$3,676,092	$3,220,509	$176,460	$15,582	$3,412,551

Residential Mortgage Credit Exposure

Credit Risk Profile Based on Payment Activity and Accrual Status

	March 31, 2016				December 31, 2015
(in thousands)	Originated	Acquired	FDIC acquired	Total	Originated	Acquired	FDIC acquired	Total
Performing	$1,816,053	$1,116	$159,962	$1,977,131	$1,863,295	$27	$162,241	$2,025,563
Nonperforming	23,836	—	—	23,836	23,961	—	—	23,961
Total	$1,839,889	$1,116	$159,962	$2,000,967	$1,887,256	$27	$162,241	$2,049,524

Consumer Credit Exposure

Credit Risk Profile Based on Payment Activity and Accrual Status

	March 31, 2016				December 31, 2015
(in thousands)	Originated	Acquired	FDIC acquired	Total	Originated	Acquired	FDIC acquired	Total
Performing	$2,038,432	$20	$12,157	$2,050,609	$2,069,399	$20	$12,819	$2,082,238
Nonperforming	9,636	—	—	9,636	11,227	—	—	11,227
Total	$2,048,068	$20	$12,157	$2,060,245	$2,080,626	$20	$12,819	$2,093,465

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Below are the definitions of the Company’s internally assigned grades:

Commercial:

•	Pass - loans properly approved, documented, collateralized, and performing which do not reflect an abnormal credit risk.
•

Pass - Watch - credits in this category have heightened risk factors that warrant additional monitoring; however, these risk factors have not manifested themselves as potential weaknesses.  The “Watch” grade should be regarded as a transition category.

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

Changes in the carrying amount of acquired-impaired loans and accretable yield are presented in the following table for the three months ended March 31, 2016 and the year ended December 31, 2015.

	March 31, 2016				December 31, 2015
	FDIC acquired		Acquired		FDIC acquired		Acquired
	Carrying		Carrying		Carrying		Carrying
	Amount	Accretable	Amount	Accretable	Amount	Accretable	Amount	Accretable
(in thousands)	of Loans	Yield	of Loans	Yield	of Loans	Yield	of Loans	Yield
Balance at beginning of period	$203,297	$91,564	$22,541	$37,924	$252,409	$112,788	$61,276	$74,668
Payments received, net	(7,290)	(28)	(2,145)	(2,598)	(62,579)	(422)	(53,268)	(21,556)
Accretion	3,209	(3,209)	2,281	(2,281)	13,467	(13,467)	14,533	(14,533)
Increase (decrease) in expected cash flows based on actual cash flows and changes in cash flow assumptions	—	4,207	—	56	—	(3,537)	—	(701)
Net transfers to (from) nonaccretable difference to accretable yield	—	3,776	—	947	—	(3,798)	—	46
Balance at end of period	$199,216	$96,310	$22,677	$34,048	$203,297	$91,564	$22,541	$37,924

Included in loans are $6.0 million and $7.4 million of consumer loans secured by single family residential mortgage real estate that are in process of foreclosure as of March 31, 2016 and December 31, 2015, respectively.  Of these loans, $4.0 million and $4.1 million, respectively, are covered by an FDIC loss share agreement that provides significant protection against losses.  Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction.  In addition to the single family residential real estate loans in process of foreclosure, the Company also held $5.9 million and $9.3 million of foreclosed single family residential properties in other real estate owned as of March 31, 2016 and December 31, 2015, respectively.  Of these foreclosed properties, $1.1 million and $1.6 million as of March  31, 2016 and December 31, 2015, respectively, are also covered by the FDIC loss share agreement.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

4.  Securities Sold under Agreements to Repurchase

Included in short term borrowings at March 31, 2016 was $419.0 million of customer securities sold under agreements to repurchase (“repurchase agreements”) that mature daily and were secured by agency securities.  The Company borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury management services offered to its deposit customers. As the Company maintains effective control over assets sold under agreements to repurchase, the securities continue to be carried on the consolidated statements of financial condition. Because the Company acts as borrower transferring assets to the counterparty, and the agreements mature daily, the Company’s risk is very limited.

5.  Long-Term Debt

Effective January 1, 2016, the Company retrospectively adopted accounting guidance intended to simplify the presentation of debt issuance costs by requiring that costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. Historically, debt issuance costs were reported in the “Other Assets” line items in the Consolidated Balance Sheets and Statements of Cash Flows. All historical periods have been restated to reflect the revised presentation and new required disclosures are reflected below. The adoption of this guidance did not have a material impact on the Company’s financial condition or operating results.

Long-term debt consisted of the following:

	March 31,	December 31,
(in thousands)	2016	2015
Subordinated notes payable, maturing June 2045	$150,000	$150,000
Subordinated notes payable, maturing April 2017	98,011	98,011
Term note payable, maturing December 2018	120,525	125,000
Other long-term debt	108,581	122,988
Less unamortized debt issuance costs	(5,872)	(5,854)
Total long-term debt less unamortized debt issuance costs	$471,245	$490,145

Long-term debt with its related unamortized debt issuance cost at March 31, 2016 is presented in the following table:

Long-term debt at March 31, 2016, consisted of the following:
		Unamortized
		Debt
		Issuance
(in thousands)	Principal	Costs
Subordinated notes payable, maturing June 2045	$150,000	$5,088
Subordinated notes payable, maturing April 2017	98,011	-
Term note payable, maturing December 2018	120,525	784
Other long-term debt	108,581	-
Total	$477,117	5,872

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2016 and December 31, 2015.

				Fair Values (1)
		Notional Amounts		Assets		Liabilities
	Type of	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(in thousands)	Hedge	2016	2015	2016	2015	2016	2015
Derivatives designated as hedging instruments:
Interest rate swaps	Cash Flow	$800,000	$500,000	$1,808	$—	$—	$281
		$800,000	$500,000	$1,808	$—	$—	$281
Derivatives not designated as hedging instruments:
Interest rate swaps (2)	N/A	$826,734	$780,871	$32,510	$20,622	$33,838	$21,007
Risk participation agreements	N/A	89,723	83,430	112	83	217	162
Forward commitments to sell residential mortgage loans	N/A	83,935	55,128	51	263	979	336
Interest rate-lock commitments on residential mortgage loans	N/A	60,607	38,853	697	243	24	167
Foreign exchange forward contracts	N/A	37,015	44,068	1,301	2,040	1,278	2,015
		$1,098,014	$1,002,350	$34,671	$23,251	$36,336	$23,687
(1)	Derivative assets and liabilities are reported with other assets or other liabilities, respectively, in the consolidated balance sheets.

(2)	The notional amount represents both the customer accommodation agreements and offsetting agreements with unrelated financial institutions.

Cash Flow Hedges of Interest Rate Risk

The Company is party to five interest rate swap agreements designated as and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans.   For each agreement, the Company receives interest at a fixed rate and pays at a variable rate.  The five swap agreements expire as follows:  notional amount of $300 million expires in January 2017; notional amount of $200 million expires in June 2017; and three contracts each with notional amounts of $100 million expire in April 2018,  2019, and 2020.

During the terms of the swap agreements, the effective portion of changes in the fair value of the derivative instruments are recorded in AOCI and subsequently reclassified into earnings in the periods that the hedged forecasted variable-rate interest payments affect earnings.  The impact on AOCI is reflected in footnote 7.  There was no ineffective portion of the change in fair value of the derivative recognized directly in earnings.

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

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

Effect of Derivative Instruments on the Income Statement

Derivative income consisting primarily of customer interest rate swap fees, net of fair value adjustments, is reflected in the income statement in other noninterest income, totaling ($0.1) million and ($0.1) million for the three months ended March 31, 2016 and 2015, respectively.  The impact to interest income from cash flow hedges was $0.3 million and $0.4 million for the three months ended March 31, 2016 and 2015, respectively.

Credit risk-related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as the downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution.  These derivative agreements also contain provisions regarding the posting of collateral by each party.  As of March 31, 2016, the aggregate fair value of derivative instruments with credit risk-related contingent features that were in a net liability position was $31.9 million, for which the Bank had posted collateral of $33.1 million.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Offsetting Assets and Liabilities

The Bank’s derivative instruments to certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero.  Offsetting information in regards to derivative assets and liabilities subject to these master netting agreements at March 31, 2016 and December 31, 2015 is presented in the following tables.

(in thousands)		Gross Amounts Offset in	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	the Statement of Financial Position	the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
As of March 31, 2016
Derivative Assets	$1,987	$—	$1,987	$1,987	$—	$—

Derivative Liabilities	$33,890	$—	$33,890	$1,987	$33,071	$(1,168)

(in thousands)		Gross Amounts Offset in	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	the Statement of Financial Position	the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
As of December 31, 2015
Derivative Assets	$224	$—	$224	$224	$—	$—

Derivative Liabilities	$21,034	$—	$21,034	$224	$23,482	$(2,672)

The Company has excess collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

7.    Stockholders’ Equity

Stock Repurchase Program

On August 28, 2015, the Company’s board of directors approved a stock repurchase plan that authorizes the repurchase of up to 5%, or approximately 3.9 million shares of its outstanding common stock. The approved plan allows the Company to repurchase its common shares either in the open market in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions with non-affiliated sellers or as otherwise determined by the Company from time to time until September 30, 2016. Under this plan, the Company has repurchased 741,393 shares of its common stock at an average price of $27.44 per share through March 31, 2016.  There were no shares of common stock repurchased during the first quarter of 2016.

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

	Available	HTM Securities		Loss on
	for Sale	Transferred	Employee	Effective Cash
(in thousands)	Securities	from AFS	Benefit Plans	Flow Hedges	Total
Balance, December 31, 2014	$18,001	$(19,074)	$(48,626)	$(375)	$(50,074)
Other comprehensive income before income taxes:
Net change in unrealized gain	4,421	—	—	992	5,413
Reclassification of net losses realized and included in earnings	(165)	—	770	—	605
Amortization of unrealized net loss on securities transferred to HTM	—	647	—	—	647
Income tax expense	1,481	238	280	361	2,360
Balance, March 31, 2015	$20,776	$(18,665)	$(48,136)	$256	$(45,769)
Balance, December 31, 2015	$4,268	$(16,795)	$(67,890)	$(178)	$(80,595)
Other comprehensive income before income taxes:
Net change in unrealized gain	26,882	—	—	2,090	28,972
Reclassification of net (gain) losses realized and included in earnings	(346)	—	1,437	—	1,091
Amortization of unrealized net loss on securities transferred to HTM	—	798	—	—	798
Income tax expense	9,751	292	525	764	11,332
Balance, March 31, 2016	$21,053	$(16,289)	$(66,978)	$1,148	$(61,066)

The following table shows the line items in the consolidated income statements affected by amounts reclassified from accumulated other comprehensive income.

	Three Months Ended
Amount reclassified from AOCI (a)	March 31,		Affected line item on
(in thousands)	2016	2015	the income statement
Gain on sale of AFS securities	$346	$165	Securities gains (losses)
Tax effect	(127)	(58)	Income taxes
Net of tax	219	107	Net income
Amortization of unrealized net loss on securities transferred to HTM	(798)	(647)	Interest income
Tax effect	292	238	Income taxes
Net of tax	(506)	(409)	Net income
Amortization of defined benefit pension and post-retirement items	(1,437)	(770)	Employee benefits expense (b)
Tax effect	525	280	Income taxes
Net of tax	(912)	(490)	Net income
Total reclassifications, net of tax	$(1,199)	$(792)	Net income

(a)	Amounts in parenthesis indicate reduction in net income.

(b)

These accumulated other comprehensive income components are included in the computation of net periodic pension and post-retirement cost that is reported with employee benefits expense (see Note 11 for additional details).

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

8.  Other Noninterest Income

Components of other noninterest income are as follows.

	Three Months Ended

	March 31,

(in thousands)	2016	2015
Income from bank-owned life insurance	$2,550	$2,666
Credit related fees	2,357	2,457
Loss from derivatives	(139)	(52)
Net gain on sale of assets	2,111	340
Safety deposit box income	478	486
Other miscellaneous	2,335	2,680
Total other noninterest income	$9,692	$8,577

9.  Other Noninterest Expense

Components of other noninterest expense are as follows.

	Three Months Ended
	March 31,
(in thousands)	2016	2015
Advertising	$2,357	$2,165
Ad valorem and franchise taxes	2,303	2,715
Printing and supplies	1,111	1,217
Insurance expense	835	922
Travel expense	949	1,219
Entertainment and contributions	1,632	1,639
Tax credit investment amortization	1,743	2,095
Other miscellaneous	5,779	2,834
Total other noninterest expense	$16,709	$14,806

10.  Earnings Per Share

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

A summary of the information used in the computation of earnings per common share follows.

	Three Months Ended
	March 31,
(in thousands, except per share data)	2016	2015
Numerator:
Net income to common shareholders	$3,839	$40,159
Net income allocated to participating securities - basic and diluted	97	935
Net income allocated to common shareholders - basic and diluted	$3,742	$39,224
Denominator:
Weighted-average common shares - basic	$77,501	$79,496
Dilutive potential common shares	171	165
Weighted-average common shares - diluted	$77,672	$79,661
Earnings per common share:
Basic	$0.05	$0.49
Diluted	$0.05	$0.49

Potential common shares consist of employee and director stock options.  These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be anti-dilutive, i.e., increase earnings per share or reduce a loss per share.  Weighted-average anti-dilutive potential common shares totaled 656,623 and 862,402, respectively, for the three months ended March 31, 2016 and March 31, 2015.

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

The following tables show the components of net periodic benefits cost included in expense for the plans for the periods indicated.

			Other Post-
(in thousands)	Pension Benefits		retirement Benefits

Three Months Ended March 31,	2016	2015	2016	2015
Service cost	$3,265	$3,363	$29	$50
Interest cost	4,988	4,619	206	369
Expected return on plan assets	(8,891)	(8,213)	—	—
Amortization of net loss	1,468	644	(31)	125
Net periodic benefit cost	$830	$413	$204	$544

No contribution is required in 2016 to meet minimum funding requirements, and the Company has no plans to make a contribution in the current year.

The Company also provides a defined contribution 401(k) retirement benefit plan. Under the plan, the Company matches 100% of the first 1% of compensation saved by a participant, and 50% of the next 5% of compensation saved.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

12.  Share-Based Payment Arrangements

Hancock maintains incentive compensation plans that provide for awards of share-based compensation to employees and directors.  These plans have been approved by the Company’s shareholders.  Detailed descriptions of these plans were included in Note 16 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

A summary of option activity for the three months ended March 31, 2016 is presented below.

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
Options	Shares	Price	(Years)	Value ($000)
Outstanding at January 1, 2016	745,806	$37.55
Cancelled/forfeited	(49,610)	34.61
Expired	(137,139)	42.20
Outstanding at March 31, 2016	559,057	$36.67	4.19	$—
Exercisable at March 31, 2016	493,714	$37.57	3.95	$—

There was no total intrinsic value of options exercised at March 31, 2016 compared to $0.5 million at March 31, 2015.

The restricted and performance shares in the table below are subject to service requirements. A summary of the status of the Company’s nonvested restricted and performance shares as of March 31, 2016 and changes during the three months ended March 31, 2016, is presented in the following table.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2016	2,196,145	$30.97
Granted	71,924	23.50
Vested	(24,402)	32.00
Forfeited	(98,606)	31.46
Nonvested at March 31, 2016	2,145,061	$30.66

As of March 31, 2016, there were $42.3 million of total unrecognized compensation expense related to nonvested restricted and performance shares expected to vest.  This compensation is expected to be recognized in expense over a weighted average period of 3.4 years.  The total fair value of shares which vested during the three months ended March 31, 2016 and 2015 was $0.9 million for both periods.

During the three months ended March 31, 2016, the Company granted 35,587 performance shares subject to a total shareholder return (TSR) performance metric with a grant date fair value of $24.42 per share and 35,587 performance shares subject to a core earnings per share performance metric with a grant date fair value of $22.58 per share to key members of executive management. The number of performance shares subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 44 regional banks. The fair value of the performance shares subject to TSR at the grant date was determined using a Monte Carlo simulation method.  The number of performance shares subject to core earnings per share that ultimately vest will be based on the Company’s attainment of certain core earnings per share goals over the two-year performance period.  The maximum number of performance shares that could vest is 200% of the target award.  Compensation expense for these performance shares is recognized on a straight-line basis over the three-year service period.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

13.  Fair Value

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

	March 31, 2016
(in thousands)	Level 1	Level 2	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$125	$125
Municipal obligations	—	87,939	87,939
Corporate debt securities	—	3,500	3,500
Mortgage-backed securities	—	1,765,974	1,765,974
Collateralized mortgage obligations	—	289,166	289,166
Equity securities	2,762	—	2,762
Total available for sale securities	2,762	2,146,704	2,149,466
Derivative assets (1)	—	36,479	36,479
Total recurring fair value measurements - assets	$2,762	$2,183,183	$2,185,945
Liabilities
Derivative liabilities (1)	$—	$36,336	$36,336
Total recurring fair value measurements - liabilities	$—	$36,336	$36,336

(1)	For further disaggregation of derivative assets and liabilities, see Note 6 - Derivatives.

	December 31, 2015
(in thousands)	Level 1	Level 2	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$134	$134
Municipal obligations	—	39,607	39,607
Corporate debt securities	—	3,500	3,500
Mortgage-backed securities	—	1,758,373	1,758,373
Collateralized mortgage obligations	—	289,033	289,033
Equity securities	2,757	—	2,757
Total available for sale securities	2,757	2,090,647	2,093,404
Derivative assets (1)	—	23,251	23,251
Total recurring fair value measurements - assets	$2,757	$2,113,898	$2,116,655
Liabilities
Derivative liabilities (1)	$—	$23,968	$23,968
Total recurring fair value measurements - liabilities	$—	$23,968	$23,968

(1)	For further disaggregation of derivative assets and liabilities, see Note 6 - Derivatives.

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

The fair value information presented below is not as of the period-end, rather it was as of the date the fair value adjustment was recorded during the twelve months for each of the dates presented below, and excludes nonrecurring fair value measurements of assets no longer on the balance sheet.

The following tables present the Company’s financial assets that are measured at fair value on a nonrecurring basis for each of the fair value hierarchy levels.

	March 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$179,627	$—	$179,627
Other real estate owned	—	—	14,508	14,508
Total nonrecurring fair value measurements	$—	$179,627	$14,508	$194,135

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

	December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$93,602	$—	$93,602
Other real estate owned	—	—	17,206	17,206
Total nonrecurring fair value measurements	$—	$93,602	$17,206	$110,808

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

Cash, Short‑Term Investments and Federal Funds Sold - For these short‑term instruments, the carrying amount is a reasonable estimate of fair value.

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amount at March 31, 2016 and December 31, 2015.

	March 31, 2016
				Total Fair	Carrying
(in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$442,650	$—	$—	$442,650	$442,650
Available for sale securities	2,762	2,146,704	—	2,149,466	2,149,466
Held to maturity securities	—	2,566,799	—	2,566,799	2,518,371
Loans, net	—	179,627	15,761,305	15,940,932	15,760,330
Loans held for sale	—	24,001	—	24,001	24,001
Derivative financial instruments	—	36,479	—	36,479	36,479
Financial liabilities:
Deposits	$—	$—	$18,651,845	$18,651,845	$18,656,150
Federal funds purchased	6,825	—	—	6,825	6,825
Securities sold under agreements to repurchase	418,962	—	—	418,962	418,962
FHLB borrowings	675,000	—	—	675,000	675,000
Long-term debt	—	476,530	—	476,530	471,245
Derivative financial instruments	—	36,336	—	36,336	36,336

	December 31, 2015
				Total Fair	Carrying
(in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$869,429	$—	$—	$869,429	$869,429
Available for sale securities	2,757	2,090,647	—	2,093,404	2,093,404
Held to maturity securities	—	2,375,851	—	2,375,851	2,370,388
Loans, net	—	93,602	15,334,201	15,427,803	15,522,135
Loans held for sale	—	20,434	—	20,434	20,434
Derivative financial instruments	—	23,251	—	23,251	23,251
Financial liabilities:
Deposits	$—	$—	$18,327,425	$18,327,425	$18,348,912
Federal funds purchased	10,100	—	—	10,100	10,100
Securities sold under agreements to repurchase	513,544	—	—	513,544	513,544
FHLB borrowings	900,000	—	—	900,000	900,000
Long-term debt	—	488,711	—	488,711	490,145
Derivative financial instruments	—	23,968	—	23,968	23,968

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

14.  Recent Accounting Pronouncements

New Accounting Standards Adopted in 2016

In February 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-02 “Consolidation (Topic 810): Amendments to the Consolidation Analysis” that changed the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments in this ASU (1) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (VIEs) or voting interest entities; (2) eliminate the presumption that a general partner should consolidate a limited partnership; (3) affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships; and (4) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds.  The amendments in this update were effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015.  The Company performed the consolidation analysis using the new guidelines effective as of January 1, 2016.  The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The guidance in this ASU does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements.  Therefore, the FASB issued ASU 2015-15, “Interest—Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting)” to clarify the SEC staff position that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  We adopted ASU 2015-03 and ASU 2015-15 on the first day of 2016 as required by the guidance and applied it retrospectively to the first day of 2012.  Our adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.  We retrospectively adjusted the balance sheet, statement of cash flows, long-term debt note and selected financial data.  The effect of the change on the financial statement line items of Other Assets and Long-term Debt was immaterial (See Note 5).

In April 2015, the FASB issued ASU 2015-05, Subtopic 350-40 “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” that provides guidance to customers about how to account for a cloud computing arrangement depending on whether or not it includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The guidance did not change GAAP for a customer’s accounting for service contracts.  For public business entities, the amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The Company elected to adopt this guidance prospectively to all arrangements entered into or materially modified on or after the first day of 2016, as required by the guidance. The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” that removed the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient.  The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.

In September 2015, the FASB issued ASU 2015-16 “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard should be applied prospectively to measurement period adjustments that occur after the effective date. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Recently Issued but Not Yet Adopted Accounting Standards

In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing” that clarifies the identification of performance obligations and licensing from revenue from contracts with customers.  The amendments help determine whether promises to transfer goods or services to a customer are separately identifiable by emphasizing that an entity determines whether the nature of its promise in the contract is to transfer each of the goods or services or whether the promise is to transfer a combined item (or items) to which the promised goods and/or services are inputs. In addition, the amendments clarify how to determine whether an entity’s promise to grant a license provides a customer with either a right to use the entity’s intellectual property or a right to access the entity’s intellectual property.  Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. Early application for public entities is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently assessing this pronouncement and adoption of this guidance, but it is not expected to have a material impact on the Company’s financial condition or results of operations.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” to improve the accounting for employee share-based payments. Several aspects of the accounting for share-based payment award transactions are simplified, including income tax consequences; classification of awards as either equity or liabilities; and classification on the statement of cash flows. The amendments are effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. The Company is currently assessing this pronouncement and the impact of adoption.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” that improves the operability and understandability of the implementation on guidance on principal versus agent considerations.  The amendments relate to when another party, along with the entity, is involved in providing a good or service to a customer.  It requires an entity to determine whether the nature of its promise is to provide that good or service to the customer (i.e., the entity is a principal) or to arrange for the good or service to be provided to the customer by the other party (i.e., the entity is an agent).  Public entities should apply the amendments for annual reporting periods beginning after December 15, 2017.  The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In March 2016, the FASB issued ASU 2016-07 “Investments —Equity Method and Joint Ventures (Topic 323)” that simplifies the transition to the equity method of accounting.  The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence.  The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting.  Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required.  The amendments require that an entity that has an available for sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method.  The amendments are effective for all entities for fiscal years beginning after December 15, 2016.  The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In March 2016, the FASB issued ASU 2016-06 “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments” that requires embedded derivatives to be separated from the host contract and accounted for separately as derivatives if certain criteria are met.  The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options.  The amendments clarify what steps are required when assessing whether the economic characteristics and risks or call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative.  Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credits risks.  Public business entities must apply the new requirements for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years.  Early adoption is permitted.  The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In March 2016, the FASB issued ASU 2016-05 “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships” that clarifies that a change in the counterparty to a derivative instrument that has been

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship.  The amendments apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument.  The amendments are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  The amendments may be applied on either a prospective basis or a modified retrospective basis.  The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In March 2016, the FASB issued ASU 2016-04 “Extinguishments of Liabilities (Subtopic 405-20): Recognition of Breakage for Certain Prepaid Stored-Value Products” to provide guidance to entities that offer certain prepaid stored value products, such as prepaid gift cards, prepaid telecommunication cards, and traveler’s checks.  The amendments provide a narrow scope exception to the guidance in Subtopic 405-20 to require that breakage for those liabilities be accounted for consistent with the breakage guidance in Topic 606 Revenue from Contracts with Customers.  The amendments are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  These amendments can either be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year in which the guidance is effective, or retrospectively to each period presented.  The adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” that provides new lease accounting guidance.  Under the guidance, lessees (with the exception of short-term leases) will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Lessor accounting is largely unchanged.  Lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability.  Lessees will no longer be provided with a source of off-balance sheet financing.  Public business entities should apply the amendments for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  Early application is permitted. The Company is currently assessing this pronouncement and adoption of this guidance.

In January 2016, the FASB issued an ASU 2016-01 “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” that improves the recognition and measurement of financial instruments through targeted changes to existing GAAP. It requires equity investments (except those that are accounted for under the equity method of accounting or result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. It also requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company is currently assessing this pronouncement and adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” regarding revenue from contracts with customers affecting any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard will be effective for the Company for annual reporting periods beginning after December 15, 2017. The Company is currently assessing this pronouncement and adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

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

We define Operating Income as net income less tax-effected nonoperating items.  Management believes this is a useful financial measure as it enables investors to assess the financial performance of our ongoing operations and compare the Company’s fundamental operational performance from period to period. A reconciliation of net income to operating income is included in Selected Financial Data. The components of nonoperating expense are further discussed in the Noninterest Expense section of this item.

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

We define Core Net Interest Income as net interest income (te) excluding net purchase accounting accretion resulting from the fair market value adjustments related to the purchases of Peoples First in 2009 and Whitney in 2011.  We define Core Net Interest Margin as reported (te) core net interest income (annualized) expressed as a percentage of average earning assets. A reconciliation of reported net interest income to core net interest income and reported net interest margin to core net interest margin is included in the Net Interest Income section of this item. Management believes that core net interest income and core net interest margin provide a useful measure to investors regarding the Company’s performance period over period as well as providing investors with assistance in understanding the success management has experienced in executing its strategic initiatives.

Recent Economic and Industry Developments

Energy Industry Impact

WTI Crude Oil continued to trade below $38 per barrel during the first quarter of 2016, dropping below $28 per barrel for a short time period in early February.  Its March 31, 2016 closing price of approximately $37 per barrel was down almost 64% from July 2014. The price of natural gas, which experienced a similar percentage decline as WTI Crude Oil during the past twenty-one months, continued to trade at depressed levels during the quarter as well.  The depth and duration of the current energy cycle has been deeper and longer than many industry analysts originally expected.  This sustained downturn in crude oil and natural gas prices has had a substantial negative effect on a large number of energy-related companies, including a number of the Company’s customers, impacting our current financial performance and our credit metrics.

At March 31, 2016, the Company’s loans to energy-related customers totaled approximately $1.6 billion, or 10% of its total loan portfolio.  Total criticized loans in the energy portfolio increased approximately $309 million in 2016 to $761 million, or approximately 47% of the total energy portfolio. Criticized loans are defined as those which are risk rated special mention, substandard or doubtful, and include both accruing and nonaccrual loans.  The linked-quarter increase in criticized loans was mainly driven by the application of new regulatory guidance which was used in the recent regulatory shared national credit (SNC) exam completed on March 15, 2016.  Approximately 75% of the increase in criticized energy loans was from reserve-based (RBL) credits identified in the SNC regulatory exam or based on the new regulatory guidance.  Several of the credits downgraded in the exam, totaling approximately $82 million, were moved to nonaccrual status.   Nonperforming energy loans totaled $159 million, up approximately $90 million from December 31, 2015. The prolonged decline in oil and gas prices from international economic and geopolitical events with no indication of a quick recovery, coupled with declining collateral values related to specific credits within the energy portfolio, led management to increase the allowance for the energy portfolio during the first three months of 2016 by $33 million to $111 million, or almost 7% of energy loans at March 31, 2016, up from approximately 5% at December 31, 2015.    At March 31, 2016, the total allowance for loan losses was $218 million compared to $181 million at December 31, 2015.

Energy-related loans increased approximately $53 million between December 31, 2015 and March 31, 2016.  The linked-quarter- net increase in the energy portfolio included approximately $85 million in payoffs and paydowns and $17 million in charge-offs, offset by approximately $155 million in draws on existing lines. Management continues to work to reduce the Company’s overall concentration of energy-related credits by reducing the balance of energy-related credits while implementing a number of initiatives to increase its nonenergy-related portfolio.  At March 31, 2016, the Company has outstanding approximately $790 million in unfunded commitments to its energy-related customers.  The availability of these funds generally requires the borrower to meet credit standards, maintain collateral values established in the underlying contract and not be in violation of any other contractual conditions.

The Company’s energy-related loan portfolio is diversified across a number of industries. It is comprised of loans to customers involved in both exploration and production and support services.  Approximately $1.0 billion, or 63%, of the energy portfolio is with customers who provide transportation and other onshore and offshore services and products to support exploration and production activities. The remaining $600 million, or 37%, is to customers engaged in oil and gas exploration and production, 90% of which is supported by proved developed producing reserves.  These customers are diversified across 12 primary basins in the U.S. and the Gulf of Mexico and by product line with approximately 60% in oil and 40% in gas. Borrowing base redeterminations for the RBL loans are completed twice a year and all borrowing bases will be reviewed and appropriately adjusted in the second and fourth quarters of 2016.  Management believes that RBL commitments, a portion of which are unfunded as discussed above, will be reduced approximately 15% – 20% in the second quarter redetermination due to continued low commodity prices.

Management continues to closely monitor the impact that the sustained decrease in oil prices will have on the ability of the Company’s energy-related customers to service their debt.  Part of the ongoing monitoring includes a review of customers’ balance sheets, leverage ratios, collateral values and other critical lending metrics.  As new information becomes available, the Company could have additional risk rating downgrades.  Management believes that if further risk rating downgrades occur, they could lead to additional loan loss provisions, a higher allowance for loan losses, and additional charge-offs.  While management expects additional charge-offs in the portfolio, we continue to believe the impact of the energy cycle on the Company will be manageable and capital will remain solid.  Management estimates that net charge-offs from energy-related credits will approximate $65 to $95 million over the duration of the cycle.  During the first three months of 2016, the Company recorded net charge-offs of $17 million on energy-related credits.  For the cycle-to-date, the Company has recorded approximately $21 million in net charge-offs on energy-related credits.

Additionally, management is closely monitoring the impact that the depressed oil and gas prices are having on the local economies in the Company’s energy-dependent markets, particularly as it relates to our consumer and commercial real estate portfolios.  Although the Company has not experienced any significant issues in these portfolios, we could experience some credit degradation during 2016, particularly in the consumer portfolio, which may require an increase in our allowance for loan losses.

Current Economic Environment

The Federal Reserve publishes its Summary of Commentary on Current Economic Conditions (the “Beige Book”) eight times a year, most recently on April 13, 2016.  The Beige Book includes summaries from all 12 Banks in the Federal Reserve System.  Reports from the Atlanta Bank and the Dallas Bank indicate continued improvement of economic activity throughout most of Hancock’s market area. However, activity among energy-related businesses operating mainly in Hancock’s south Louisiana and Houston, Texas market areas continued to decline. Counterbalancing the effect of low prices in the energy sector, many segments of the economy were favorably impacted.  The travel and tourism industry, which is important within several of the Company’s market areas, saw an increase in activity with many hotels and resorts reporting high occupancy levels and an increase in consumer spending compared to prior year.  Outlooks for the next three months were favorable.  Auto sales continued to experience increases in sales activity.  Reports on manufacturing activity were mixed, with some areas reporting increases in production and others reporting declines in demand.

The real estate markets for residential properties were mostly positive, with most brokers indicating that sales met or exceeded their expectations; however, Houston contacts noted some home price concessions being offered.  Most of Hancock’s market areas reported growth in real estate activity.  Inventory levels remained stable year-over-year.  Apartment demand was strong.  Outside of Houston, outlooks for the housing sector were positive, with brokers expecting to see an increase in sales over the next three months.  New home sales and construction activity are flat to slightly ahead of prior-year levels and expected to improve modestly.

The commercial real estate market continues to improve in most areas, with growing demand for office and industrial space in certain market areas.  Commercial construction activity has increased in these sectors.  Continued improvement is expected in the commercial real estate market. However, the Houston market is the exception to this positive outlook due to concerns about the energy sector.

Loan demand across most of the geographic markets that Hancock serves has remained relatively stable since the last Beige Book report, but competition for quality borrowers remains stiff. Consumer and business lending have increased in metropolitan areas, but decreased in rural areas.  The oil and gas industry loans continued to deteriorate due to the stress in the energy sector.  Business contacts indicated that although credit was available, activity tended to be focused on refinancing or paying down debt.

The overall U.S. economy continued to expand, with almost all regions showing modest to moderate growth rates.  Overall, outlooks remained positive, although confidence in the prospect of a higher rate of sustained growth decreased slightly in regions with more significant energy presence due to anticipated low oil prices for the foreseeable future.

Highlights of First Quarter 2016 Financial Results

Net income in the first quarter of 2016 was $3.8 million, or $0.05 per diluted common share, compared to $15.3 million, or $0.19 per diluted common share, in the fourth quarter of 2015.  Net income was $40.2 million, or $0.49 per diluted common share, in the first quarter of 2015.  The linked-quarter decline in earnings was mainly related to an increase in the energy-related provision for loan and lease losses.  There were nonoperating expenses of $5.0 million (pre-tax), or $0.04 per share, in the first quarter of 2016 mainly related to separation pay.  There were no nonoperating items in the fourth quarter of 2015, and $7.0 million (pre-tax), or $0.06 per share, of nonoperating items in the first quarter of 2015.  The year-over-year decline in earnings was mainly related to a decrease in purchase accounting income of approximately $8.9 million (pre-tax), and the provision taken to increase the energy allowance noted above.  Pre-tax, pre-provision earnings, excluding the impact of purchase accounting adjustments related to the Peoples First and Whitney acquisitions and nonoperating items, were $76.4 million for the first quarter of 2016, an increase of $8.4 million, or 12%, from the fourth quarter of 2015 and an increase of $12.8 million, or 20%, from the first quarter of 2015.

Highlights of the Company’s first quarter of 2016 results compared to the fourth quarter of 2015:

•	Pre-tax, pre-provision income, excluding purchase accounting adjustments and nonoperating items, of $76.4 million, up $8.4 million, or 12%
•	Total loans up $275 million, or 7%, linked-quarter annualized (“LQA”)
•	Loan growth funded completely by deposit growth of $307 million, or 7% LQA
•	Core net interest margin up 2 basis points (“bps”); up 4 bps excluding interest reversals
•	Tangible common equity (“TCE”) ratio up 7 bps to 7.69%
•	Allowance for the energy portfolio increased $33 million, to $111 million, or almost 7% of energy loans

The total allowance for loan losses was $217.8 million at March 31, 2016, up $36.6 million from December 31, 2015.  The ratio of the allowance for loan losses to period-end loans was 1.36% at March 31, 2016, up from 1.15% at December 31, 2015.  The allowance maintained on the non-FDIC acquired portion of the loan portfolio increased $39.2 million linked-quarter, totaling $197.3 million, while the allowance on the FDIC acquired loan portfolio decreased $2.6 million linked-quarter.

The increase in the non-FDIC portion of the allowance was primarily driven by an increase of approximately $33 million in the reserve related to the energy portfolio.  As previously noted, this increase was mainly related to an increased level of criticized loans from the application of new regulatory risk-rating guidance which was used in the recent shared national credit review completed on March 15, 2016.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) for the first quarter of 2016 was $168.2 million, up $5.6 million, or 3%, from the fourth quarter of 2015 primarily from average earning asset growth. Average earning assets were $20.9 billion for the first quarter of 2016, up $770 million, or 4%, from the fourth quarter of 2015. Core net interest income also increased $5.6 million linked-quarter, as the impact on net interest income from net purchase accounting accretion related to the Peoples First and Whitney acquisitions was virtually unchanged.  For analytical purposes, management adjusts net interest income to a taxable equivalent basis using a 35% federal tax rate on tax exempt items (primarily interest on municipal securities and loans).

Net interest income (te) for the first quarter of 2016 increased $7.1 million, or 4%, compared to the first quarter of 2015. Additional net interest income earned on a $2.6 billion increase in average earning assets was partially offset by a $9.6 million reduction in net  purchase accounting accretion.

The reported net interest margin was 3.23% for the first quarter of 2016, up 2 bps from the fourth quarter of 2015, but down 32 bps from the first quarter of 2015.  The impact of net purchase accounting accretion was 11 bps in both the first quarter of 2016 and the fourth quarter of 2015. Included in the first quarter of 2016 results is approximately $0.9 million of reversals of accrued interest, mainly from loans being placed on nonaccrual as a result of the March 2016 SNC exam,  that reduced the net interest margin by 2 bps. The first quarter of 2016 core net interest margin of 3.12% was 2 bps higher than fourth quarter 2015 driven by a 5 bps increase in the loan yield, excluding net purchase accounting accretion, and a 6 bps increase in the yield on securities. Compared to the first quarter of 2015, the core net interest margin decreased 9 bps primarily due to a 10 bps increase in the cost of funds.

The overall reported yield on earning assets was 3.57% in the first quarter of 2016, up 4 bps from the fourth quarter of 2015 and down 22 bps from the first quarter of 2015. The linked-quarter increase was a result of a 6 bps increase in investment portfolio yields due to a change in mix toward higher yielding municipal securities and a 4 bps increase in loan yields.  The 22 bps decrease from first quarter 2015 was primarily a result of the lower yields on the loan portfolio due mostly to the impact of the decline in net purchase accounting accretion.

The cost of funding earning assets was up 3 bps from the fourth quarter of 2015 and up 10 bps from the first quarter of 2015.  The increase from the first quarter of 2015 was primarily attributable to a 15 bps increase in deposit rates related to the Company’s deposit initiatives and a 62 bps increase in long-term debt costs as a result of the $150 million subordinated debt issuance in the first quarter of 2015 at a cost of 5.95%.

The following tables detail the components of our net interest income and net interest margin.

	Three Months Ended
	March 31, 2016			December 31, 2015			March 31, 2015
(dollars in millions)	Volume	Interest	Rate	Volume	Interest	Rate	Volume	Interest	Rate
Average earning assets
Commercial & real estate loans (te) (a) (b)	$11,713.2	$111.7	3.83%	$11,128.8	$106.2	3.79%	$10,235.2	$106.8	4.23%
Residential mortgage loans	2,058.5	21.3	4.13	2,028.7	20.6	4.07	1,902.9	20.4	4.30
Consumer loans	2,077.1	26.3	5.10	2,040.7	25.9	5.03	1,731.3	21.9	5.13
Loan fees & late charges		(0.8)			(0.5)			0.3
Total loans (te)	15,848.8	158.5	4.02	15,198.2	152.2	3.98	13,869.4	149.4	4.36
Loans held for sale	14.8	0.2	4.28	16.7	0.2	4.40	15.6	0.1	2.45
US Treasury and government agency securities	50.1	0.2	1.67	50.0	0.2	1.68	275.0	1.1	1.58
Mortgage-backed securities and collateralized mortgage obligations	4,132.8	22.9	2.21	4,219.1	23.3	2.20	3,290.5	18.6	2.26
Municipals (te) (a)	339.1	3.6	4.27	205.8	2.3	4.45	195.8	2.3	4.61
Other securities	6.1	—	1.85	6.1	—	1.80	11.6	0.1	4.47
Total securities (te) (c)	4,528.1	26.7	2.36	4,481.0	25.8	2.30	3,772.9	22.1	2.35
Total short-term investments	519.0	0.6	0.47	444.5	0.3	0.30	657.9	0.4	0.22
Total earning assets (te)	$20,910.7	$186.0	3.57%	$20,140.4	$178.5	3.53%	$18,315.8	$172.0	3.79%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$6,815.7	$4.7	0.28%	$7,065.3	$4.4	0.25%	$6,506.8	$2.2	0.14%
Time deposits	2,258.9	4.9	0.88	2,212.7	4.3	0.76	2,238.8	3.7	0.67
Public funds	2,173.5	2.1	0.38	1,834.3	1.5	0.32	1,815.4	1.2	0.27
Total interest-bearing deposits	11,248.1	11.7	0.42	11,112.3	10.2	0.36	10,561.0	7.1	0.27
Short-term borrowings	1,564.8	1.0	0.26	1,229.6	0.4	0.14	920.5	0.2	0.08
Long-term debt	483.3	5.1	4.20	490.8	5.3	4.26	411.1	3.6	3.58
Total borrowings	2,048.1	6.1	1.19	1,720.4	5.7	1.32	1,331.6	3.8	1.16
Total interest-bearing liabilities	13,296.2	17.8	0.54%	12,832.7	15.9	0.49%	11,892.6	10.9	0.37%
Net interest-free funding sources	7,614.5			7,307.7			6,423.2
Total cost of funds	$20,910.7	$17.8	0.34%	$20,140.4	$15.9	0.31%	$18,315.8	$10.9	0.24%
Net interest spread (te)		$168.2	3.03%		$162.6	3.03%		$161.1	3.42%
Net interest margin	$20,910.7	$168.2	3.23%	$20,140.4	$162.6	3.21%	$18,315.8	$161.1	3.55%

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities.

Due to the significant, unsustainable contribution from purchase accounting accretion, management believes that core net interest income and core net interest margin provide investors with meaningful financial measures of the Company’s performance over time.  The following table provides a reconciliation of reported and core net interest income and reported and core net interest margin.

Reconciliation of Reported Net Interest Income and Margin to Core Net Interest Income and Margin

	Three Months Ended
	March 31,	December 31,	March 31,
(dollars in millions)	2016	2015	2015
Net interest income (te) (a)	$168.2	$162.6	$161.1
Purchase accounting adjustments
Loan discount accretion	6.4	6.5	16.4
Bond premium amortization	(0.7)	(0.8)	(1.1)
Net purchase accounting accretion	5.7	5.7	15.3
Net interest income (te) - core	$162.5	$156.9	$145.8
Average earning assets	$20,910.7	$20,140.4	$18,315.8
Net interest margin - reported	3.23%	3.21%	3.55%
Net purchase accounting adjustments	0.11%	0.11%	0.34%
Net interest margin - core	3.12%	3.10%	3.21%

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.

Provision for Loan Losses

During the first quarter of 2016, the Company recorded a total provision for loan losses of $60.0 million, up $9.8 million from the fourth quarter of 2015 and up $53.9 million from the first quarter of 2015.  Both the linked-quarter and prior year increases reflect an increase in the provision related to the energy portfolio as discussed more fully in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses and Asset Quality.”  The provision for the FDIC acquired portfolio was a credit of $0.5 million for the three months ended March 31, 2016, compared to a credit of $0.1 million for the same period prior year.  For the three months ended December 31, 2015, the provision for the FDIC acquired portfolio was a credit of $1.7 million.  The credits to provision in both years for the FDIC acquired portfolio were primarily due to reductions in expected losses.

The section in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses and Asset Quality” provides additional information on changes in the allowance for loan losses and general credit quality.  Certain differences in the determination of the allowance for loan losses for originated loans and for acquired-performing loans and acquired-impaired loans (which includes all FDIC acquired loans) are described in Note 3 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Noninterest Income

Noninterest income totaled $58.2 million for the first quarter of 2016, down $1.5 million, or 2% from the fourth quarter of 2015. A $1.6 million gain from the sale of approximately $52 million of residential mortgage loans was offset by decreases in services charges and bank card and ATM fees, as well as a decline in income from derivatives.  Compared to the first quarter of 2015, noninterest income was up $1.6 million, or 3%.  The gain from the mortgage loan sale and a $1.1 million, or 6%, increase in service charges on deposit accounts were partially offset by a $0.4 million increase in amortization of the FDIC indemnification asset and a decrease in insurance commissions and fees.

The components of noninterest income are presented in the following table for the indicated periods.

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2016	2015	2015
Service charges on deposit accounts	$18,383	$18,971	$17,315
Trust fees	11,224	11,287	11,200
Bank card and ATM fees	11,348	11,792	11,183
Investment and annuity fees	4,933	4,632	5,050
Secondary mortgage market operations	2,912	2,884	2,664
Insurance commissions and fees	1,307	1,980	1,754
Amortization of FDIC loss share receivable	(1,613)	(1,713)	(1,197)
Income from bank-owned life insurance	2,550	3,093	2,666
Credit related fees	2,357	3,271	2,457
Gain (loss) from derivatives	(139)	1,259	(52)
Gain (loss) on sale of assets	2,111	(179)	340
Safety deposit box income	478	402	486
Other miscellaneous	2,335	1,974	2,680
Total noninterest income	$58,186	$59,653	$56,546

Service charges on deposits totaled $18.4 million for the first quarter of 2016, down $0.6 million, or 3%, from the fourth quarter of 2015, but up $1.1 million, or 6%, from the first quarter of 2015. The linked-quarter decrease is due to normal seasonal variations in overdraft occurrences.  The increase from the first quarter of 2015 was due to increases in both fees from commercial products and in consumer overdraft fees.

Bank card and ATM fees totaled $11.3 million for the quarter ended March 31, 2016, down $0.4 million, or 4%, from the fourth quarter of 2015, primarily due to seasonality.  Compared to the same period a year ago, bank card and ATM fees were up $0.2 million, or 1%.

Secondary mortgage market operations fee income increased slightly from the fourth quarter of 2015, and was up $0.2 million, or 9% compared to the first quarter of 2015. The increase is mainly related to the addition of several new mortgage originators hired in the fourth quarter of 2015 and first quarter of 2016.

Insurance commissions and fees totaled $1.3 million in the first quarter of 2016, down $0.7 million linked-quarter and down $0.4 million compared to the first quarter of 2015.  In the third quarter of 2015, the Company elected to exit its title insurance operation to focus on more profitable areas. The title insurance operation contributed approximately $1 million in fee income annually.

Amortization of the FDIC loss share receivable totaled $1.6 million in the first quarter of 2016 compared to $1.7 million in the fourth quarter of 2015 and $1.2 million in the first quarter of 2015.  The increase in amortization from the first quarter of 2015 reflects a reduction in the amount of expected reimbursements under the loss share agreements due to lower loss projections for the related FDIC acquired loan pools.

Income from bank-owned life insurance was down $0.5 million, or 18%, linked quarter as the fourth quarter of 2015 included a mortality benefit.

Market valuations on our customer interest rate derivative program resulted in a $0.1 million loss for the first quarter of 2016 compared to a $1.3 million gain in the fourth quarter of 2015 and a slight loss in the first quarter of 2015.  This income is volatile in nature and is dependent upon both customer sales activity and market value adjustments due to interest rate movement.

Noninterest Expense

Noninterest expense for the first quarter of 2016 was $156.0 million, unchanged from the fourth quarter of 2015, and up $2.5 million, or 2%, from the first quarter of 2015.  Excluding nonoperating expense items, operating expense for the first quarter of 2016 totaled $151.1 million, a $5.0 million, or 3%, decrease from the fourth quarter of 2015 and a $4.9 million, or 3%, increase from the same period in 2015.

Nonoperating expenses were $5.0 million in the first quarter of 2016, none in the fourth quarter of 2015 and $7.3 million in the first quarter of 2015.  Nonoperating expenses for the first quarter of 2016 were almost all related to separation costs included in personnel expenses due to an efficiency initiative and technology enhancements.  The nonoperating expenses in the first quarter of 2015 were all related to the Company’s expense and efficiency initiative. The following discussion of the components of noninterest expenses excludes nonoperating expenses for each period.

Personnel expense totaled $84.7 million for the first quarter of 2016, down $0.6 million, or 1%, from the fourth quarter of 2015, and up $4.6 million, or 6%, compared to the first quarter of 2015.  There were 3,819 full-time equivalent employees as of March 31, 2016, over 100 fewer than at year-end, but up slightly from March 31, 2015.

Occupancy and equipment expenses totaled $14.1 million for the first quarter of 2016, down $0.4 million, or 3%, from the fourth quarter of 2015 and $1.0 million, or 6%, from the first quarter of 2015.

Other real estate (“ORE”) expense in the first quarter of 2016 was $0.4 million, less than half of the $1.4 million in ORE expense in the fourth quarter of 2015, which included two large valuation write-downs. ORE was relatively flat compared to the first quarter of 2015.

All other expenses, excluding amortization of intangibles and nonoperating expense items, totaled $46.6 million for the first quarter of 2016, a $2.5 million, or 5%, decrease from the fourth quarter of 2015.  Decreases in advertising of $1.7 million and professional services expense of $0.8 million were partially offset by an increase in deposit insurance and regulatory fees due mainly to asset growth and an increased level of criticized assets.

All other expenses compared to the first quarter of 2015 were up $2.4 million, or 5%, due primarily to a $1.8 million, or 50%, increase in deposit insurance and regulatory fees.

The components of noninterest expense are presented in the following table for the indicated periods.

	Three Months Ended

	March 31,	December 31,	March 31,
(in thousands)	2016	2015	2015
Operating expense
Compensation expense	$69,438	$71,907	$64,547
Employee benefits	15,303	13,408	15,570
Personnel expense	84,741	85,315	80,117
Net occupancy expense	10,356	10,639	11,162
Equipment expense	3,774	3,871	3,933
Data processing expense	14,207	14,178	13,536
Professional services expense	7,440	8,220	6,320
Amortization of intangibles	5,124	5,691	6,318
Telecommunications and postage	3,361	3,520	3,651
Deposit insurance and regulatory fees	5,397	4,703	3,595
Other real estate expense, net	445	1,361	456
Advertising	2,357	4,071	2,157
Ad valorem and franchise taxes	2,303	2,179	2,715
Printing and supplies	1,111	1,283	1,217
Insurance expense	835	838	922
Travel expense	949	1,385	1,219
Entertainment and contributions	1,632	1,714	1,639
Tax credit investment amortization	1,743	2,161	2,095
Other miscellaneous	5,279	4,901	5,149
Total operating expense	$151,054	$156,030	$146,201
Nonoperating expense items	4,978	—	7,314
Total noninterest expense	$156,032	$156,030	$153,515

Income Taxes

The effective income tax rate for the first quarter of 2016 was approximately 23%.  Management expects the effective tax rate for the remainder of 2016 will approximate 22% to 24%.  The Company’s effective tax rate varies from the 35% federal statutory rate primarily because of tax-exempt income and the use of tax credits.  Interest income on bonds issued by or loans to state and municipal governments and authorities, and earnings from the bank-owned life insurance program are the major components of tax-exempt income.  The main source of tax credits has been investments in tax-advantaged securities and tax credit projects.  These investments are made primarily in the markets the Company serves and are directed at tax credits issued under the Qualified Zone Academy Bonds (“QZAB”), Qualified School Construction Bonds (“QSCB”), Federal and State New Market Tax Credit (“NMTC”) and Low-Income Housing Tax Credit (“LIHTC”) programs. The investments generate tax credits, which reduce current and future taxes and are recognized when earned as a benefit in the provision for income taxes.

During 2008, 2011 and 2013, the Company’s Community Development Entity (CDE) was awarded three federal NMTC allocations totaling $148 million.  In addition to investing in federal and state NMTC projects through its own CDE, the Company has invested in projects in other unrelated CDEs.  Since 2008, the Company has invested in NMTC projects generating approximately $101 million in federal and state tax credits.  Federal tax credits from NMTC investments are recognized over a seven-year period, while recognition of the benefits from state tax credits varies from three to five years.

The Company intends to continue making investments in tax credit projects and qualified bonds.  However, its ability to access new credits will depend upon, among other factors, federal and state tax policies and the level of competition for such credits.  Based on tax credit investments that have been made to date, the Company expects to realize benefits from federal and state tax credits over the next three years totaling $9.0 million, $7.5 million and $5.7 million for 2017, 2018, and 2019, respectively.

The following table reconciles reported income tax expense to that computed at the statutory federal tax rate for the indicated periods.

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2016	2015	2015
Taxes computed at statutory rate	$1,734	$4,138	$19,262
Tax credits:
QZAB/QSCB	(697)	(792)	(730)
NMTC - Federal and State	(1,830)	(2,442)	(2,573)
LIHTC	(12)	(56)	(24)
Other tax credits	—	(110)	—
Total tax credits	(2,539)	(3,400)	(3,327)
State income taxes, net of federal income tax benefit	293	214	728
Tax-exempt interest	(3,053)	(2,448)	(1,710)
Bank owned life insurance	(890)	(1,073)	(919)
Impact from interim estimated effective tax rate	5,382	(858)	653
Other, net	188	(58)	189
Income tax expense	$1,115	$(3,485)	$14,876

Accounting standards for income taxes require income tax provisions for interim periods to be based on the estimated effective tax rate for the year.  The estimated annual effective tax rate is applied to year-to-date pretax book income to compute the year-to-date income tax provision. Income taxes for the current interim period are equal to the difference between the year-to-date income taxes as computed at the latest interim period date, less year-to-date income taxes as determined at the end of the previous interim period. Application of the requirements for accounting for income taxes in interim periods can result in a variation in the customary relationship between income tax expense and pretax accounting income, which is reflected as “Impact from interim estimated effective tax rate” in the table above.

Selected Financial Data

The following tables contain selected financial data as of the dates and for the periods indicated.

	Three Months Ended
	March 31,	December 31,	March 31,
	2016	2015	2015
Common Share Data
Earnings per share:
Basic	$0.05	$0.19	$0.49
Diluted	$0.05	$0.19	$0.49
Operating earnings per share: (a)
Basic	$0.09	$0.19	$0.55
Diluted	$0.09	$0.19	$0.55
Cash dividends paid	$0.24	$0.24	$0.24
Book value per share (period-end)	$31.24	$31.14	$31.14
Tangible book value per share (period-end)	$21.90	$21.74	$21.55
Weighted average number of shares (000s):
Basic	77,501	77,440	79,496
Diluted	77,672	77,544	79,661
Period-end number of shares (000s)	77,508	77,496	77,886
Market data:
High sales price	$25.84	$30.96	$31.13
Low sales price	$20.01	$23.35	$24.96
Period-end closing price	$22.96	$25.17	$29.86
Trading volume (000s) (b)	56,319	48,789	51,866

(a)

Net income less tax-effected nonoperating items.  Management believes that operating income provides a useful measure of financial performance that helps investors compare the Company's fundamental operations over time.

(b)	Trading volume is based on the total volume as determined by NASDAQ on the last day of the quarter.

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2016	2015	2015
Income Statement:
Interest income	$180,641	$174,310	$169,087
Interest income (te) (a)	185,984	178,550	172,043
Interest expense	17,805	15,915	10,929
Net interest income (te)	168,179	162,635	161,114
Provision for loan losses	60,036	50,196	6,154
Noninterest income	58,186	59,653	56,546
Noninterest expense (excluding amortization of intangibles)	150,908	150,339	147,197
Amortization of intangibles	5,124	5,691	6,318
Income before income taxes	4,954	11,822	55,035
Income tax expense (benefit)	1,115	(3,485)	14,876
Net income	$3,839	$15,307	$40,159
Total nonoperating items	4,978	—	6,981
Taxes on adjustments at marginal tax rate	1,742	—	2,443
Total adjustments, net of taxes	3,236	—	4,538
Operating income (b)	$7,075	$15,307	$44,697
Difference between interest income and interest income (te)	$5,343	$4,240	$2,956
Provision for loan losses	60,036	50,196	6,154
Income tax expense (benefit)	1,115	(3,485)	14,876
Pre-tax, pre-provision profit (PTPP) (te) (c)	$70,333	$66,258	$64,145

(a)	For analytical purposes, management adjusts net interest income to a “taxable equivalent” basis using a 35% federal tax rate on tax exempt items (primarily interest on municipal securities and loans).
(b)

Net income less tax-effected nonoperating items. Management believes that operating income provides a useful measure of financial performance that helps investors compare the Company’s fundamental operations over time.

(c)

Net interest income (te) and noninterest income less noninterest expense. Management believes that PTPP is a useful financial measure because it enables investors and others to assess the Company’s ability to generate capital to cover the losses through a credit cycle.

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2016	2015	2015
Performance Ratios
Return on average assets	0.07%	0.27%	0.80%
Return on average assets - operating (a)	0.12%	0.27%	0.89%
Return on average common equity	0.64%	2.48%	6.65%
Return on average common equity - operating (a)	1.17%	2.48%	7.41%
Return on average tangible common equity	0.91%	3.53%	9.60%
Return on average tangible common equity - operating (a)	1.67%	3.53%	10.68%
Earning asset yield (te)	3.57%	3.53%	3.79%
Total cost of funds	0.34%	0.31%	0.24%
Net interest margin (te)	3.23%	3.21%	3.55%
Core net interest margin (b)	3.12%	3.10%	3.21%
Noninterest income to total revenue (te)	25.70%	26.84%	25.98%
Efficiency ratio (c)	64.47%	67.63%	64.36%
Average loan/deposit ratio	86.69%	85.28%	84.13%
FTE employees (period-end)	3,819	3,921	3,785
Capital Ratios
Common stockholders' equity to total assets	10.61%	10.57%	11.70%
Tangible common equity ratio	7.69%	7.62%	8.40%

(a)	Excludes tax-effected nonoperating items. Management believes that this is a useful financial measure that helps investors compare the Company’s fundamental operations over time.
(b)	Reported taxable equivalent (te) net interest income, excluding net purchase accounting adjustments, expressed as a percentage of earning assets.
(c)	Noninterest expense as a percent of total revenue (te) before amortization of purchased intangibles and nonoperating expense items.

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2016	2015	2015
Asset Quality Information
Nonaccrual loans (a)	$237,303	$159,713	$90,821
Restructured loans - still accruing	45,620	4,297	7,564
Total nonperforming loans	282,923	164,010	98,385
Other real estate (“ORE”) and foreclosed assets	24,032	27,133	42,956
Total nonperforming assets	$306,955	$191,143	$141,341
Accruing loans 90 days past due (a)	$9,226	$7,653	$5,872
Net charge-offs - non-FDIC acquired	21,299	7,877	3,654
Net charge-offs - FDIC acquired	(67)	(100)	2,455
Allowance for loan losses	217,794	181,179	128,386
Provision for loan losses	60,036	50,196	6,154
Ratios:
Nonperforming assets to loans, ORE and foreclosed assets	1.92%	1.22%	1.01%
Accruing loans 90 days past due to loans	0.06%	0.05%	0.04%
Nonperforming assets + accruing loans 90 days past due to loans, ORE and foreclosed assets	1.98%	1.26%	1.05%
Net charge-offs - non-FDIC acquired to average loans	0.54%	0.21%	0.11%
Allowance for loan losses to period-end loans	1.36%	1.15%	0.92%
Allowance for loan losses to nonperforming loans + accruing loans 90 days past due	74.55%	105.54%	123.14%

(a)

Nonaccrual loans and accruing loans past due 90 days or more do not include acquired-impaired loans with an accretable yield. Included in nonaccrual loans are $18.3 million, $8.8 million, and $5.0 million in restructured loans at March 31, 2016, December 31, 2015, and March 31, 2015, respectively.

Supplemental Asset Quality Information	Originated	Acquired (a)	FDIC acquired (b)	Total
(in thousands)	March 31, 2016
Nonaccrual loans (c)	$234,395	$2,908	$—	$237,303
Restructured loans - still accruing	45,620	—	—	45,620
Total nonperforming loans	280,015	2,908	—	282,923
ORE and foreclosed assets (d)	16,403	—	7,629	24,032
Total nonperforming assets	$296,418	$2,908	$7,629	$306,955
Accruing loans 90 days past due	$9,226	$—	$—	$9,226
Allowance for loan losses	$197,285	$7	$20,502	$217,794

	December 31, 2015
Nonaccrual loans (c)	$156,721	$2,992	$—	$159,713
Restructured loans - still accruing	4,297	—	—	4,297
Total nonperforming loans	161,018	2,992	—	164,010
ORE and foreclosed assets (d)	18,580	—	8,553	27,133
Total nonperforming assets	$179,598	$2,992	$8,553	$191,143
Accruing loans 90 days past due	$7,653	$—	$—	$7,653
Allowance for loan losses	$158,026	$33	$23,120	$181,179

Loans Outstanding	Originated	Acquired (a)	FDIC acquired (b)	Total
(in thousands)	March 31, 2016
Commercial non-real estate loans	$7,088,146	$51,949	$5,311		$7,145,406
Construction and land development loans	1,086,382	2,250	6,782		1,095,414
Commercial real estate loans	3,504,803	156,285	15,004		3,676,092
Residential mortgage loans	1,839,889	1,116	159,962		2,000,967
Consumer loans	2,048,068	20	12,157		2,060,245
Total loans	$15,567,288	$211,620	$199,216		$15,978,124
Change in loan balance from previous quarter	$308,701	$(29,810)	$(4,081)		$274,810

	December 31, 2015
Commercial non-real estate loans	$6,930,453	$59,843	$5,528		$6,995,824
Construction and land development loans	1,139,743	5,080	7,127		1,151,950
Commercial real estate loans	3,220,509	176,460	15,582		3,412,551
Residential mortgage loans	1,887,256	27	162,241		2,049,524
Consumer loans	2,080,626	20	12,819		2,093,465
Total loans	$15,258,587	$241,430	$203,297		$15,703,314
Change in loan balance from previous quarter	$1,180,400	$(228,589)	$(11,547)		$940,264

(a)

Loans which have been acquired and no allowance brought forward in accordance with acquisition accounting. Acquired-performing loans in pools with fully accreted purchase fair value discounts are reported as originated loans, resulting in changes in classification between periods.

(b)

Loans acquired in an FDIC-assisted transaction. Non-single family loss share agreement expired on December 31, 2014. As of March 31, 2016, $168.1 million in loans and $1.1 million in ORE remain covered by the FDIC single family loss share agreement, providing considerable protection against credit risk. As of December 31, 2015, $170.1 million in loans and $1.7 million in ORE remained covered by the FDIC single family loss share agreement.

(c)	Included in nonaccrual loans are $18.3 million and $8.8 million of nonaccruing restructured loans at March 31, 2016 and December 31, 2015, respectively.
(d)

ORE received in settlement of acquired loans is no longer subject to purchase accounting guidance and has been included with ORE from originated loans. ORE received in settlement of FDIC acquired loans remains covered under the FDIC single-family loss share agreement.

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2016	2015	2015
Period-End Balance Sheet
Total loans, net of unearned income (a)	$15,978,124	$15,703,314	$13,924,386
Loans held for sale	24,001	20,434	19,950
Securities	4,667,837	4,463,792	4,107,904
Short-term investments	151,551	565,555	515,797
Earning assets	20,821,513	20,753,095	18,568,037
Allowance for loan losses	(217,794)	(181,179)	(128,386)
Goodwill	621,193	621,193	621,193
Other intangible assets, net	102,414	107,538	125,404
Other assets (c)	1,482,044	1,532,958	1,532,491
Total assets	$22,809,370	$22,833,605	$20,718,739
Noninterest-bearing deposits	$7,108,598	$7,276,127	$6,201,403
Interest-bearing transaction and savings deposits	7,043,484	6,767,881	6,576,658
Interest-bearing public funds deposits	2,152,903	2,253,645	1,828,559
Time deposits	2,351,165	2,051,259	2,253,865
Total interest-bearing deposits	11,547,552	11,072,785	10,659,082
Total deposits	18,656,150	18,348,912	16,860,485
Short-term borrowings	1,100,787	1,423,644	755,250
Long-term debt (c)	471,245	490,145	510,235
Other liabilities	160,148	157,761	167,671
Stockholders' equity	2,421,040	2,413,143	2,425,098
Total liabilities & stockholders' equity	$22,809,370	$22,833,605	$20,718,739

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2016	2015	2015
Average Balance Sheet
Total loans, net of unearned income (a)	$15,848,770	$15,198,232	$13,869,397
Loans held for sale	14,822	16,717	15,567
Securities (b)	4,528,090	4,480,972	3,772,997
Short-term investments	518,986	444,511	657,878
Earning assets	20,910,668	20,140,432	18,315,839
Allowance for loan losses	(183,264)	(140,798)	(130,217)
Goodwill and other intangible assets	726,094	731,414	750,705
Other assets (c)	1,479,017	1,440,168	1,505,648
Total assets	$22,932,515	$22,171,216	$20,441,975
Noninterest-bearing deposits	$7,033,680	$6,709,188	$5,924,196
Interest-bearing transaction and savings deposits	6,815,703	7,065,338	6,506,812
Interest-bearing public fund deposits	2,173,435	1,834,302	1,815,445
Time deposits	2,258,936	2,212,656	2,238,806
Total interest-bearing deposits	11,248,074	11,112,296	10,561,063
Total deposits	18,281,754	17,821,484	16,485,259
Short-term borrowings	1,564,804	1,229,603	920,436
Long-term debt (c)	483,348	490,761	411,054
Other liabilities	170,862	175,888	177,356
Stockholders' equity	2,431,747	2,453,480	2,447,870
Total liabilities & stockholders' equity	$22,932,515	$22,171,216	$20,441,975

(a)	Includes nonaccrual loans.
(b)	Average securities does not include unrealized holding gains/losses on available for sale securities.
(c)	Prior period has been restated to reclassify debt issuance costs from other assets to net against the related debt.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, as well as maturities and repayments of investment securities.  Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements.  Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window.  As shown in the table below, our ratio of free securities to total securities was 25.47% at March 31, 2016, compared to 20.29% at December 31, 2015 and 27.06% at March 31, 2015.  The increase compared to year-end was due in part to the reduction in securities required to collateralize seasonal public funds deposits and repurchase agreements as well as the overall increase in the investment securities portfolio.

	March 31,	December 31,	September 30,	June 30,	March 31,
Liquidity Metrics	2016	2015	2015	2015	2015
Free securities / total securities	25.47%	20.29%	33.68%	27.37%	27.06%
Core deposits / total deposits	92.95%	94.90%	93.50%	93.56%	93.08%
Wholesale funds / core deposits	9.07%	10.99%	9.48%	9.80%	8.10%
Quarter-to-date average loans /quarter-to-date average deposits	86.69%	85.28%	83.82%	83.85%	84.13%

The liability portion of the balance sheet provides liquidity mainly through the Company’s ability to use cash sourced from various customers’ interest-bearing and noninterest-bearing deposit and sweep accounts.  Core deposits consist of total deposits less certificates of deposits (“CDs”) of $250,000 or more, brokered deposits, and balances in sweep time deposit products used by commercial customers. The ratio of core deposits to total deposits was a healthy 92.95% at March 31, 2016, down 195 bps compared to December 31, 2015 and down 13 bps from March 31, 2015.  Brokered deposits totaled $731 million as of March 31, 2016, a $369 million increase from December 31, 2015, and up $468 million compared to at March 31, 2015. The Company’s use of brokered deposits as a funding source is subject to very strict parameters regarding the term and interest rate. The impact of increased brokered deposits on the core deposit ratio was partially offset by the movement of balances out of the Company’s overnight Eurodollar treasury management product into other deposit categories. The Company discontinued offering the Eurodollar deposit product in the fourth quarter of 2015.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings provide additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, our short-term borrowing capacity includes an approved line of credit with the FHLB of $3.0 billion and borrowing capacity at the Federal Reserve’s discount window of $1.7 billion at March 31, 2016.  Wholesale funds, which are comprised of short-term borrowings and long-term debt, were 9.07% of core deposits at March 31, 2016, compared to 10.99% at December 31, 2015 and 8.10% at March 31, 2015.  The decrease from December 31, 2015 primarily reflects a $225 million decrease in borrowings from the FHLB to $675 million at March 31, 2016.  FHLB borrowings totaled $200 million at March 31, 2015.  No amounts had been borrowed at the Federal Reserve’s discount window in any period. See the discussion on “Balance Sheet Analysis - Deposits” for more information.

Another key measure the Company uses to monitor its liquidity position is the loan-to-deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding).  The loan-to-deposit ratio measures the amount of funds the Company lends out for each dollar of deposits on hand.  The Company’s loan-to-deposit ratio for the first quarter of 2016 was 86.69%, a 141 bps increase from the fourth quarter of 2015, and up 256 bps from March 31,  2015.  The Company has established an internal target range for the loan-to-deposit ratio from 83% to 87%.

Cash generated from operations is another important source of funds to meet liquidity needs.  The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the three months ended March 31, 2016 and 2015.

Dividends received from the Bank have been the primary source of funds available to the Company for the payment of dividends to our stockholders, and for servicing debt issued by the parent company. The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends the Bank can distribute to the Company.  The Company maintains cash and other liquid assets at the parent company to provide liquidity sufficient to fund six quarters of anticipated common stockholder dividends.

CAPITAL RESOURCES

Stockholders’ equity totaled $2.4 billion at March 31, 2016, virtually flat compared to both December 31, 2015 and March 31, 2015.  Depressed earnings resulting from the energy-related provision expense discussed previously kept capital level near the year-end amount.  Compared to a year earlier, the common stock buyback program discussed below also contributed to the lack of growth in capital levels. The tangible common equity ratio of 7.69% at March 31, 2016 was up 7 bps from December 31, 2015. This ratio was 8.40% at March 31, 2015 with the decline primarily due to $2.1 billion in asset growth.  The Company has established an internal target for the tangible common equity ratio of at least 8.00%. However, management will allow the Company’s tangible common equity ratio to drop below 8.00% on a temporary basis if it believes that the shortfall can be replenished through normal operations.

On August 28, 2015, the Company’s Board of Directors approved a stock repurchase plan that authorizes the repurchase of up to 5%, or approximately 3.9 million shares of its outstanding common stock. The approved plan allows the Company to repurchase its common shares either in the open market in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions with non-affiliated sellers or as otherwise determined by the Company from time to time until September 30, 2016. Under this plan, the Company has repurchased 741,393 shares of its common stock at an average price of $27.44 per share.  There were no share repurchases during the first quarter of 2016, as management has placed the stock repurchase plan on hold until we see evidence of an emergent recovery in the current energy cycle.

At March 31, 2016, the regulatory capital ratios of the Company and the Bank were well in excess of current regulatory minimum requirements, as indicated in the table below.  The Company and the Bank have been categorized as “well-capitalized” in the most recent notices received from our regulators and both currently exceed all capital requirements of the new rule, including the fully phased-in conservation buffer.

The following table shows the regulatory capital ratios for the Company and the Bank as calculated under current rules for the indicated periods.

	March 31,	December 31,	September 30,	June 30,	March 31,
	2016	2015	2015	2015	2015
Total capital (to risk weighted assets)
Hancock Holding Company	11.75%	11.86%	12.32%	12.53%	12.77%
Whitney Bank	11.56%	11.73%	12.04%	12.04%	12.17%
Tier 1 common equity capital (to risk weighted assets)
Hancock Holding Company	9.69%	9.96%	10.56%	10.77%	10.86%
Whitney Bank	10.30%	10.64%	11.13%	11.16%	11.16%
Tier 1 capital (to risk weighted assets)
Hancock Holding Company	9.69%	9.96%	10.56%	10.77%	10.86%
Whitney Bank	10.30%	10.64%	11.13%	11.16%	11.16%
Tier 1 leverage capital
Hancock Holding Company	8.14%	8.55%	8.85%	9.07%	9.17%
Whitney Bank	8.68%	9.16%	9.36%	9.42%	9.45%

Regulatory definitions:

(1)	Tier 1 common equity capital generally includes common equity and retained earnings, reduced by goodwill and other disallowed intangibles, disallowed deferred tax assets and certain other assets.
(2)	Tier 1 capital consists of Tier 1 common equity capital plus non-controlling interest in equity of consolidated subsidiaries and a limited amount of qualifying perpetual preferred stock.
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

BALANCE SHEET ANALYSIS

Securities

Investment in securities totaled $4.7 billion at March 31, 2016, up $204 million from December 31, 2015 and $560 million from March 31, 2015.  During the first quarter of 2016, the Company purchased approximately $370 million of mortgage-backed securities and municipal securities at an average yield of 3.45%.  At March 31, 2016, securities available for sale totaled $2.2 billion and securities held to maturity totaled $2.5 billion.

The securities portfolio consists mainly of residential mortgage-backed securities and collateralized mortgage obligations issued or guaranteed by U.S. government agencies.  The portfolio is designed to enhance liquidity while providing an acceptable rate of return.  The Company invests only in high quality securities of investment grade quality with a targeted duration for the overall portfolio of between two and five.  At March 31, 2016, the average maturity of the portfolio was 5.01 years with an effective duration of 3.69 and a weighted-average yield of 2.43%. The effective duration increases, under management scenarios, to 4.30 with a 100 bps increase in the yield curve and to 4.52 with a 200 bps increase.  At December 31, 2015, the average maturity of the portfolio was 4.90 years with an effective duration of 3.89 and a weighted-average yield of 2.33%.  The 6 bps increase in the weighted average security portfolio yield between December 31, 2015 and March 31, 2016 is primarily the result of an improved mix with an increase in the amount of higher yielding municipal securities in the portfolio.

Loans

Total loans at March 31, 2016 were $16.0 billion, up $275 million, or 2%, compared to December 31, 2015, and up $2.1 billion, or 15%, compared to March 31, 2015.  All regions across the footprint reported net loan growth during the first quarter of 2016.  See Note 3 to the consolidated financial statements for the composition of originated, acquired and FDIC acquired loans at March 31, 2016 and December 31, 2015.

Management expects continued growth across the footprint will be slightly offset by ongoing payoffs and paydowns in the energy portfolio.   This is expected to result in year over year period-end loan growth of 5% – 7% in 2016.

The Company’s commercial customer base is diversified over a range of industries, including energy, healthcare, wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, financial and professional services, and agricultural production.

At March 31, 2016, loans in the energy sector, which is comprised of credits to both the exploration and production segment and the support services segment, totaled $1.6 billion, or 10% of total loans.  The energy portfolio reflected a net increase of approximately $53 million linked-quarter, which includes approximately $85 million in payoffs and paydowns, and $17 million in energy charge-offs, offset by approximately $155 million in draws on existing lines.

The Bank lends mainly to middle-market and smaller commercial entities, although it participates in larger shared-credit loan facilities.  Shared national credits funded at March 31, 2016 totaling approximately $2.2 billion, or 14% of total loans, were up approximately $180 million from December 31, 2015 and up $380 million from March 31, 2015.  Approximately $975 million of shared national credits were with energy-related customers at March 31, 2016,  down approximately $25 million from both December 31, 2015 and March 31, 2015.

Commercial non-real estate loans, construction and land development loans, and commercial real estate loans increased $357 million over the first three months of 2016.  Commercial real estate loans include approximately $1.8 billion in loans on income-producing properties, up approximately $200 million, or 13%, from December 31, 2015, and approximately $1.9 billion in loans on properties used by borrowers in commercial operations, up approximately $64 million, or 3%, from December 31, 2015.

Residential mortgages were down $49 million during the first three months of 2016 from the sale of approximately $52 million of single family mortgages.  Consumer loans decreased $33 million during the first three months of 2016.

Total FDIC acquired loans at March 31, 2016 were down $4 million from December 31, 2015 and down $39 million from March 31, 2015, reflecting normal repayments, charge-offs and foreclosures.

Allowance for Loan Losses and Asset Quality

The Company's total allowance for loan losses was $217.8 million at March 31, 2016, compared to $181.2 million at December 31, 2015.  The allowance maintained on the non-FDIC acquired portion of the loan portfolio totaled $197.3 million, a $39.2 million linked-quarter increase, and the impaired reserve on the FDIC acquired loan portfolio decreased $2.6 million linked-quarter.

During the first quarter of 2016, there were in excess of $300 million in outstanding energy credits downgrades to criticized.  The increase in criticized loans was mainly related to the application of new regulatory guidance which was used in the recent shared national credit (SNC) exam that was completed on March 15, 2016.  Approximately 75% of the increase in criticized energy loans was from reserve-based lending credits identified in the shared national credit exam or based on new guidance provided by the regulators.  Several of the reserve-based lending credits downgraded in the exam, totaling approximately $82 million, were moved to nonaccrual status.  As of March 31, 2016, criticized loans in the energy portfolio were $761 million, or approximately 47% of the energy portfolio.

Due to the changes noted above, and the impact of the prolonged energy cycle, the Company increased its allowance for loan losses on the energy portfolio and booked a $60 million total provision for credit losses in the quarter.  Approximately $50 million of the provision expense was related to the energy portfolio.  As a result, and after energy charge-offs of approximately $17 million, the allowance for the energy portfolio was increased $33 million, to $111 million, or almost 7% of energy loans.

The following table provides a breakout of the Company’s allowance for loan losses for the energy portfolio, allocated by sector at March 31, 2016.

(in millions)	Outstanding Balance	Allocated Allowance for Loan and Lease Losses	Allowance for Loan and Lease Losses as a % of Loans
Upstream (reserve-based lending)	$ 598.9	$ 32.7	5.5%
Midstream	107.7	0.7	0.6%
Support - drilling	244.2	26.7	10.9%
Support - nondrilling	682.0	51.1	7.5%
Total	$ 1,632.8	$ 111.2	6.8%

Management continues to closely monitor the potential impact that the decrease in oil and natural gas prices over the past twenty-one months will have on the ability of the Company’s energy loan portfolio customers’ to service their debt.  Part of the ongoing monitoring includes a review of customers’ balance sheets, leverage ratios, collateral values and other critical lending metrics.  As new information becomes available, the Company could have additional risk rating downgrades.  Management believes that if further risk rating downgrades occur, they could lead to additional loan loss provisions, a higher allowance for loan losses, and additional charge-offs.  However, management does not believe any resulting losses will be significant enough to put our capital levels at risk.  Based upon its assessment of information currently available, management currently estimates that charge-offs from energy-related credits could approximate $65-$95 million over the duration of the cycle.  See Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion of the Company’s energy portfolio and its potential impact on the allowance for loan losses.

The $2.6 million linked-quarter decrease in the allowance related to the FDIC acquired loan portfolio is the result of lower projected losses.

The ratio of the allowance to period-end loans was 1.36% at March 31, 2016, compared to 1.15% at December 31, 2015.  The allowance maintained on the originated portion of the loan portfolio totaled $197.3 million, or 1.27% of related loans, at March 31,  2016,  compared to $158.0 million, or 1.04%, at December 31, 2015.

Net charge-offs for the three months ended March 31, 2016 from the non-FDIC acquired loan portfolio were $21.3 million, or 0.54% of average total loans on an annualized basis, compared to $7.9 million, or 0.21%, for the three-month period ended December 31, 2015.  Included in the first quarter of 2016 total are $17.4 million in charge-offs related to energy credits.

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2016	2015	2015
Allowance for loan losses at beginning of period	$181,179	$139,576	$128,762
Loans charged-off:
Non-FDIC acquired loans:
Commercial non real estate	17,667	3,866	1,697
Construction and land development	110	941	747
Commercial real estate	898	354	251
Residential mortgages	175	184	1,209
Consumer	5,843	6,257	3,556
Total non-FDIC acquired charge-offs	24,693	11,602	7,460
FDIC acquired loans:
Commercial non real estate	—	2	127
Construction and land development	18	4	276
Commercial real estate	29	11	2,368
Residential mortgages	—	24	93
Consumer	—	3	140
Total FDIC acquired charge-offs	47	44	3,004
Total charge-offs	24,740	11,646	10,464
Recoveries of loans previously charged-off:
Non-FDIC acquired loans:
Commercial non real estate	809	753	981
Construction and land development	605	173	1,243
Commercial real estate	185	1,770	(3)
Residential mortgages	301	109	305
Consumer	1,494	920	1,280
Total non-FDIC acquired recoveries	3,394	3,725	3,806
FDIC acquired loans:
Commercial non real estate	3	5	14
Construction and land development	35	14	406
Commercial real estate	36	35	113
Residential mortgages	1	79	—
Consumer	39	11	16
Total FDIC acquired recoveries	114	144	549
Total recoveries	3,508	3,869	4,355
Net charge-offs - non-FDIC acquired	21,299	7,877	3,654
Net charge-offs - FDIC acquired	(67)	(100)	2,455
Total net charge-offs	21,232	7,777	6,109
Provision for loan losses before FDIC benefit - FDIC acquired loans	(2,685)	(2,485)	(491)
Benefit attributable to FDIC loss share agreement	2,189	816	421
Provision for loan losses non-FDIC acquired loans	60,532	51,865	6,224
Provision for loan losses, net	60,036	50,196	6,154
(Decrease) Increase in FDIC loss share receivable	(2,189)	(816)	(421)
Allowance for loan losses at end of period	$217,794	$181,179	$128,386
Ratios:
Gross charge-offs - non-FDIC acquired to average loans	0.62%	0.30%	0.22%
Recoveries - non-FDIC acquired to average loans	0.09%	0.10%	0.11%
Net charge-offs - non-FDIC acquired to average loans	0.54%	0.21%	0.11%
Allowance for loan losses to period-end loans	1.36%	1.15%	0.92%

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, troubled debt restructurings and foreclosed and surplus ORE and other foreclosed assets.  Loans past due 90 days or more and still accruing are also disclosed.

	March 31,	December 31,
(in thousands)	2016	2015
Loans accounted for on a nonaccrual basis: (a)
Commercial non-real estate loans	$151,342	$83,677
Commercial non-real estate loans - restructured	14,588	5,066
Total commercial non-real estate loans	165,930	88,743
Construction and land development loans	15,710	15,993
Construction and land development loans - restructured	1,287	1,301
Total construction and land development loans	16,997	17,294
Commercial real estate loans	20,400	19,066
Commercial real estate loans - restructured	1,725	1,750
Total commercial real estate loans	22,125	20,816
Residential mortgage loans	23,005	23,082
Residential mortgage loans - restructured	708	717
Total residential mortgage loans	23,713	23,799
Consumer loans	8,538	9,061
Total nonaccrual loans	$237,303	$159,713
Restructured loans - still accruing:
Commercial non-real estate loans	$41,273	$—
Construction and land development loans	19	20
Commercial real estate loans	4,095	4,111
Residential mortgage loans	175	106
Consumer loans	58	60
Total restructured loans - still accruing	45,620	4,297
Total nonperforming loans	282,923	164,010
ORE and foreclosed assets	24,032	27,133
Total nonperforming assets (b)	$306,955	$191,143
Loans 90 days past due still accruing	$9,226	$7,653
Total restructured loans	$63,928	$13,131
Ratios:
Nonperforming assets to loans plus ORE and foreclosed assets	1.92%	1.22%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	74.55%	105.54%
Loans 90 days past due still accruing to loans	0.06%	0.05%

(a)

Nonaccrual loans and accruing loans past due 90 days or more do not include acquired credit-impaired loans which were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.

(b)	Includes total nonaccrual loans, total restructured loans - still accruing and ORE and foreclosed assets.

Nonperforming assets totaled $307 million at March 31, 2016, up $116 million from December 31, 2015.  During the first quarter of 2016, total nonperforming loans increased approximately $119 million while ORE and other foreclosed assets decreased approximately $3 million.    The net increase in nonperforming loans was mainly related to the movement of several energy credits, totaling approximately $90 million during the quarter.  Nonperforming assets as a percent of total loans, ORE, and other foreclosed assets was 1.92% at March 31, 2016,  up 70 bps from December 31, 2015.

Short-Term Investments

Short-term liquidity assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors.  Short-term liquidity investments, including interest-bearing bank deposits and federal funds sold, decreased to $152 million at March 31, 2016. This total was down $414 million from December 31, 2015, and $364 million from March 31, 2015.  These assets are highly volatile on a daily basis depending upon movement in customer loan and deposit accounts.  Average short-term investments of $519 million for the first quarter of 2016 were up $74 million compared to the fourth quarter of 2015, and down $139 million, or 21%, compared to the first quarter of 2015. See the Liquidity section above for further discussion regarding the management of its short-term investment portfolio and its impact on the Company’s liquidity in general.

Deposits

Total deposits were $18.7 billion at March 31, 2016, up $307 million, or 2%, from December 31, 2015, and $1.8 billion, or 11%, from March 31, 2015.  Average deposits for the first quarter of 2016 were $18.3 billion, up $460 million, or 3% from the fourth quarter of 2015. The continuing impact of the deposit growth initiatives implemented during 2015 and greater utilization of the Company’s brokered deposits program offset the seasonal declines that typically reduce deposits in the first quarter of each year.

Noninterest-bearing demand deposits were $7.1 billion at March 31, 2016, down $168 million, or 2%, compared to the fourth quarter and were up $907 million, or 15%, from March 31, 2015. In the fourth quarter of 2015, the Company redesigned its deposit product offerings, resulting in a transfer of approximately $1.2 billion of balances from interest-bearing transaction accounts to noninterest-bearing demand deposits. Management believes that the benefits included the new suite of consumer products will minimize migration to other interest-bearing products in a rising interest rate environment.   Noninterest-bearing demand deposits comprised 38.1% of total period-end deposits at March 31, 2016, down from 39.7% at December 31, 2015, but up from 36.8% at March 31, 2015.

Interest-bearing transaction and savings accounts of $7.0 billion at March 31, 2016, increased $276 million, or 4% compared to year-end, and were up $467 million, or 7% from March 31, 2015. Additional deposits attracted through the deposit initiatives more than offset the effect of the transfer of deposits into noninterest-bearing accounts mentioned above.

Interest-bearing public fund deposits totaled $2.2 billion at March 31, 2016, down $101 million, or 4% from December 31, 2015. This category totaled $1.8 billion at March 31, 2015.  These deposits are seasonal in nature with normal quarterly fluctuations.

Time deposits, other than public funds, at March 31, 2016, increased $300 million, or 15% from December 31, 2015 and $97 million, or 4% compared to March 31, 2015.  Brokered CDs increased $241 million from December 31, 2015 and $340 million from March 31, 2015.  Other CDs increased $59 million, or 4% during the first quarter, and $149 million, or 9%, from March 31, 2015.   The Company discontinued the Eurodollar sweep deposit product in the fourth quarter of 2015.  This product totaled $391 million at March 31, 2015.  As discussed in the Liquidity section, the Company uses brokered deposits, subject to strict parameters regarding term and rates, as a short-term funding source.

Short-Term Borrowings

At March 31, 2016, short-term borrowings totaled $1.1 billion, down $323 million, or 23%, from December 31, 2015. FHLB borrowings decreased $225 million, or 25%, while securities sold under agreements to repurchase (“Reverse Repos”) decreased $95 million, or 18%.   Short-term borrowings increased $346 million compared to March 31, 2015 as FHLB borrowings increased $475 million while Reverse Repos were down $125 million. Reverse Repos and FHLB borrowings are the major sources of short-term borrowings. Reverse Repos are offered mainly to commercial customers to assist them with their cash management strategies or to provide a temporary investment vehicle for their excess liquidity pending redeployment for corporate or investment purposes. While customer repurchase agreements provide a recurring source of funds to the Bank, the amounts available over time can be volatile.  FHLB borrowings are funds from the Federal Home Loan Bank that are collateralized by loans in the bank’s loan portfolio.

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

The contract amounts of these instruments reflect the Company's exposure to credit risk.  The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support.

The following table shows the commitments to extend credit and letters of credit at March 31, 2016 according to expiration date.

		Expiration Date
		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$5,735,863	$2,663,491	$1,201,057	$1,138,428	$732,887
Letters of credit	378,720	230,450	117,287	30,983	—
Total	$6,114,583	$2,893,941	$1,318,344	$1,169,411	$732,887

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no material changes or developments with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, except as noted under Goodwill Impairment Testing below.

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

Goodwill Impairment Testing

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

The Company completed its annual impairment test of goodwill as of December 31, 2015 and concluded that there was no impairment of goodwill.  However, the continuation of the downturn in the energy cycle combined with a continued decline in the Company’s stock price and market capitalization, and an unusually large first quarter 2016 loan loss provision indicated there may be impairment.  As a result, management tested for goodwill impairment as of March 31, 2016.

Consistent with December 31, 2015, the Company used multiple approaches to measure its fair value at March 31, 2016.  These included an income approach using the discounted net present value of estimated future cash flows, a transaction or price-to-book multiple approach using the actual price paid by similar companies in recent acquisition transactions and a market capitalization approach using both the Company’s actual market capitalization at March 31, 2016 and an estimated market capitalization using a price-to-earnings multiple based off the Company’s 2016 and 2017 forecast.

The results from each of the approaches were relatively similar with little disparity and were combined and weighted to derive an estimated fair market value for the Company.  Equal weightings were given to the income approach, the transaction approach and the market capitalization approach using 2016 and 2017 forecasted earnings and a lower weighting given to the current market capitalization approach as management believes the Company’s current market capitalization is temporarily depressed due to the depressed energy sector. The weighted approach resulted in a fair market value approximately 13% higher than net book value at March 31, 2016.

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

Forward-looking statements that we may make include, but may not be limited to, comments with respect to future levels of economic activity in our markets, including the impact of volatility of oil and gas prices on our energy portfolio and associated loan loss reserves and possible charge-offs, and the downstream impact on businesses that support the energy sector, especially in the Gulf Coast region, loan growth expectations, deposit trends, credit quality trends, net interest margin trends, future expense levels, success of revenue-generating initiatives, projected tax rates, future profitability, improvements in expense to revenue (efficiency) ratio, purchase accounting impacts such as net accretion levels, possible repurchases of shares under stock buyback programs, and the financial impact of regulatory requirements.  The Company’s ability to accurately project results, predict the effects of future plans or strategies, or predict market or economic developments is inherently limited.  Although the Company believes that the expectations reflected in its forward-looking statements are based on reasonable assumptions, actual results and performance could differ materially from those set forth in the forward-looking statements.  Factors that could cause actual results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to, those risk factors included in Hancock’s public filings with the Securities and Exchange Commission, which are available at the SEC’s internet site (http://www.sec.gov).  You are cautioned not to place undue reliance on these forward-looking statements.  The Company does not intend, and undertakes no obligation, to update or revise any forward-looking statements, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements, except as required by law.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our net income is materially dependent on our net interest income.  The Company’s primary market risk is interest rate risk that stems from uncertainty with respect to absolute and relative levels of future market interest rates that affect our financial products and services.  In an attempt to manage our exposure to interest rate risk, management measures the sensitivity of our net interest income and cash flows under various market interest rate scenarios, establishes interest rate risk management policies and implements asset/liability management strategies designed to produce a relatively stable net interest margin under varying rate environments.

The Company measures its interest rate sensitivity primarily by running net interest income simulations.  The Company’s balance sheet is asset sensitive over a two-year period to rising interest rates under various shock scenarios.  The model measures annual net interest income sensitivity relative to a base case scenario and incorporates assumptions regarding balance sheet growth and the mix of earning assets and funding sources as well as pricing, re-pricing and maturity characteristics of the existing and projected balance sheet.

The table below presents the results of simulations run as of March 31, 2016 for year 1 and year 2, assuming the indicated instantaneous and sustained parallel shift in the yield curve at the measurement date. These results indicate that we are slightly asset sensitive compared to the stable rate environment assumed for the base case.

Net Interest Income (te) at Risk
	Estimated
Change in	increase (decrease)
interest rate	in net interest income
(basis points)	Year 1	Year 2
+100	1.61%	1.97%
+200	3.94%	4.54%
+300	5.55%	6.10%

Note: Decrease in interest rates discontinued in the current rate environment

The foregoing disclosures related to our market risk should be read in conjunction with our audited consolidated financial statements, related notes and management’s discussion and analysis for the year ended December 31, 2015 included in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three-month period ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

The Company, including subsidiaries, is party to various legal proceedings arising in the ordinary course of business.  We do not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on our consolidated financial position or liquidity.

Item 1A.  Risk Factors

There were no changes to the risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

The risks described may not be the only risks facing us.  Additional risks and uncertainties not currently known to us or that are currently considered to not be material also may materially adversely affect our business, financial condition, and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 28, 2015 the Company approved a stock purchase program authorizing the repurchase of up to 5% of its outstanding stock, or approximately 3.9 million shares, until September 2016.  As of March 31, 2016, there were 3.2 million shares available for repurchase under the plan. Under this plan, the Company has repurchased 741,393 shares of its common stock at an average price of $27.44 per share.  There were no share repurchases during the first quarter of 2016.

Item 6.  Exhibits.

(a)  Exhibits:

Exhibit
Number	Description
3.1	Composite Articles of the Company (filed as Exhibit 2.1 to the Company's Form 10-K for the year ended December 31, 2014 (file No. 01-36872) filed with the Commission on February 27, 2015.
3.2

Amended and Restated Bylaws, dated November 8, 1990 (filed as Exhibit 3.2 to Hancock's registration statement on Form S-8 filed with the Commission on September 19, 1996 and incorporated herein by reference.

*10.1	Separation and Restrictive Covenant Agreement, between the Company and Edward G. Francis, dated April 7, 2016.
*10.2	Form of Amended Restricted Stock Award Agreement (amending awards approved in 2016).
*10.3	2016 Executive Incentive Plan.
*10.4	First Amendment to Credit Agreement and Waiver, dated May 3, 2016.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Interactive Data.

*   Filed with this Form 10Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hancock Holding Company

By:	/s/ John M. Hairston
John M. Hairston
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Michael M. Achary
Michael M. Achary
Chief Financial Officer
(Principal Financial Officer)

Date:	May 9, 2016

Index to Exhibits

Exhibit
Number	Description
3.1	Composite Articles of the Company (filed as Exhibit 2.1 to the Company's Form 10-K for the year ended December 31, 2014 (file No. 01-36872) filed with the Commission on February 27, 2015.
3.2

Amended and Restated Bylaws, dated November 8, 1990 (filed as Exhibit 3.2 to Hancock's registration statement on Form S-8 filed with the Commission on September 19, 1996 and incorporated herein by reference.

*10.1	Separation and Restrictive Covenant Agreement, between the Company and Edward G. Francis, dated April 7, 2016.
*10.2	Form of Amended Restricted Stock Award Agreement (amending awards approved in 2016).
*10.3	2016 Executive Incentive Plan.
*10.4	First Amendment to Credit Agreement and Waiver, dated May 3, 2016.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	XBRL Interactive Data.

*   Filed with this Form 10Q