Form 10-Q
period 2016-06-30
HANCOCK HOLDING CO
filed 2016-08-08
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10-Q

___________________________________________________________

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

77,543,990 common shares were outstanding as of August 1, 2016.

Hancock Holding Company

Part I. Financial Information

Item 1. Financial Statements

Hancock Holding Company and Subsidiaries

Consolidated Balance Sheets

	June 30,	December 31,
(in thousands, except share data)	2016	2015
ASSETS	unaudited
Cash and due from banks	$313,428	$303,874
Interest-bearing bank deposits	152,417	564,671
Federal funds sold	742	884
Securities available for sale, at fair value (amortized cost of $2,261,278 and $2,086,745)	2,308,812	2,093,404
Securities held to maturity (fair value of $2,569,084 and $2,375,851)	2,497,558	2,370,388
Loans held for sale	42,297	20,434
Loans	16,035,796	15,703,314
Less: allowance for loan losses	(226,086)	(181,179)
Loans, net	15,809,710	15,522,135
Property and equipment, net of accumulated depreciation of $223,046 and $209,763	366,402	377,015
Prepaid expenses	19,165	17,560
Other real estate, net	22,641	26,256
Accrued interest receivable	57,605	54,068
Goodwill	621,193	621,193
Other intangible assets, net	97,409	107,538
Life insurance contracts	477,051	434,550
FDIC loss share receivable	21,075	29,868
Deferred tax asset, net	68,107	75,830
Other assets	188,178	213,937
Total assets	$23,063,790	$22,833,605
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$7,151,416	$7,276,127
Interest-bearing	11,665,453	11,072,785
Total deposits	18,816,869	18,348,912
Short-term borrowings	1,095,107	1,423,644
Long-term debt	468,028	490,145
Accrued interest payable	8,640	6,609
Other liabilities	211,781	151,152
Total liabilities	20,600,425	20,420,462
Stockholders' equity
Common Stock - $3.33 par value per share; 350,000,000 shares authorized, 77,538,260 and 77,496,429 outstanding	258,202	258,063
Capital surplus	1,693,667	1,684,101
Treasury shares at cost - 9,277,251 and 9,319,082 shares	(229,415)	(226,370)
Retained earnings	790,452	777,944
Accumulated other comprehensive loss, net	(49,541)	(80,595)
Total stockholders' equity	2,463,365	2,413,143
Total liabilities and stockholders' equity	$23,063,790	$22,833,605

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Interest income:
Loans, including fees	$156,717	$141,905	$310,830	$288,872
Loans held for sale	249	222	408	318
Securities-taxable	23,049	21,674	47,006	42,464
Securities-tax exempt	3,011	845	4,813	1,725
Short-term investments	480	274	1,090	628
Total interest income	183,506	164,920	364,147	334,007
Interest expense:
Deposits	12,603	7,621	24,336	14,747
Short-term borrowings	909	186	1,902	358
Long-term debt	5,025	5,322	10,104	8,953
Total interest expense	18,537	13,129	36,342	24,058
Net interest income	164,969	151,791	327,805	309,949
Provision for loan losses	17,196	6,608	77,232	12,762
Net interest income after provision for loan losses	147,773	145,183	250,573	297,187
Noninterest income:
Service charges on deposit accounts	18,394	17,908	36,777	35,223
Trust fees	12,089	11,795	23,313	22,995
Bank card and ATM fees	11,954	11,868	23,302	23,051
Investment and annuity fees	5,043	4,838	9,976	9,888
Secondary mortgage market operations	4,176	3,618	7,088	6,282
Insurance commissions and fees	1,240	2,595	2,547	4,349
Amortization of FDIC loss share receivable	(1,526)	(1,273)	(3,139)	(2,470)
Securities transactions	768	—	1,114	333
Other income	11,556	9,525	20,902	17,769
Total noninterest income	63,694	60,874	121,880	117,420
Noninterest expense:
Compensation expense	70,233	70,550	143,234	135,567
Employee benefits	14,004	12,870	29,718	28,504
Personnel expense	84,237	83,420	172,952	164,071
Net occupancy expense	10,394	11,804	20,750	22,981
Equipment expense	3,080	4,090	6,854	8,025
Data processing expense	14,370	14,012	28,577	27,568
Professional services expense	7,712	8,952	15,333	24,322
Amortization of intangibles	5,005	6,148	10,129	12,466
Telecommunications and postage	3,272	3,471	6,633	7,122
Deposit insurance and regulatory fees	6,049	4,213	11,446	7,808
Other real estate expense, net	350	501	1,118	957
Other expense	16,473	22,306	33,182	37,112
Total noninterest expense	150,942	158,917	306,974	312,432
Income before income taxes	60,525	47,140	65,479	102,175
Income taxes	13,618	12,311	14,733	27,187
Net income	$46,907	$34,829	$50,746	$74,988
Earnings per common share-basic	$0.59	$0.44	$0.64	$0.93
Earnings per common share-diluted	$0.59	$0.44	$0.64	$0.93
Dividends paid per share	$0.24	$0.24	$0.48	$0.48
Weighted average shares outstanding-basic	77,523	77,951	77,512	78,719
Weighted average shares outstanding-diluted	77,680	78,115	77,676	78,881

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2016	2015	2016	2015
Net income	$46,907	$34,829	$50,746	$74,988
Other comprehensive income:
Net change in unrealized gain (loss)	16,629	(18,370)	45,601	(12,957)
Reclassification adjustment for net losses realized and included in earnings	711	801	1,802	1,406
Valuation adjustment for employee benefit plans	—	(5,922)	—	(5,922)
Amortization of unrealized net gain on securities transferred to held to maturity	830	939	1,628	1,586
Other comprehensive income (loss) before income taxes	18,170	(22,552)	49,031	(15,887)
Income tax	6,645	(8,237)	17,977	(5,877)
Other comprehensive income (loss) net of income taxes	11,525	(14,315)	31,054	(10,010)
Comprehensive income	$58,432	$20,514	$81,800	$64,978

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
					Other
					Comprehensive
	Common Stock		Capital	Retained	Income (Loss),	Treasury
(in thousands, except share data)	Shares	Amount	Surplus	Earnings	net	Stock	Total
Balance, December 31, 2014	80,426,485	$267,820	$1,689,291	$723,496	$(50,074)	$(158,131)	$2,472,402
Net income	—	—	—	74,988	—	—	74,988
Other comprehensive income	—	—	—	—	(10,010)	—	(10,010)
Comprehensive income	—	—	—	74,988	(10,010)	—	64,978
Cash dividends declared ($0.48 per common share)	—	—	—	(38,704)	—	—	(38,704)
Common stock activity, long-term incentive plan	230,851	769	16,240	—	—	(10,375)	6,634
Purchase of common stock under stock buyback program	(2,563,607)	(8,537)	—	—	—	(66,733)	(75,270)
Balance, June 30, 2015	78,093,729	$260,052	$1,705,531	$759,780	$(60,084)	$(235,239)	$2,430,040

Balance, December 31, 2015	77,496,429	$258,063	$1,684,101	$777,944	$(80,595)	$(226,370)	$2,413,143
Net income	—	—	—	50,746	—	—	50,746
Other comprehensive income	—	—	—	—	31,054	—	31,054
Comprehensive income	—	—	—	50,746	31,054	—	81,800
Cash dividends declared ($0.48 per common share)	—	—	—	(38,238)	—	—	(38,238)
Common stock activity, long-term incentive plan	40,392	134	9,584	—	—	(3,094)	6,624
Issuance of stock from dividend reinvestment	1,439	5	(18)			49	36
Balance, June 30, 2016	77,538,260	$258,202	$1,693,667	$790,452	$(49,541)	$(229,415)	$2,463,365

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,746	$74,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,344	14,399
Provision for loan losses	77,232	12,762
Loss (gain) on other real estate owned	127	(374)
Deferred tax (benefit) expense	(10,663)	10,838
Increase in cash surrender value of life insurance contracts	(5,384)	(5,336)
(Gain) loss on disposal of other assets	(4,690)	1,694
Net increase in loans held for sale	(21,170)	(2,995)
Net amortization of securities premium/discount	12,905	9,741
Amortization of intangible assets	10,129	12,466
Amortization of FDIC indemnification asset	3,139	2,470
Stock-based compensation expense	7,164	6,353
Increase (decrease) in interest payable and other liabilities	(3,063)	(6,310)
Net payments (to) from FDIC for loss share claims	(159)	14,153
Decrease in FDIC loss share receivable	7,426	5,147
Decrease (increase) in other assets	37,117	(16,925)
Other, net	2,525	(2,338)
Net cash provided by operating activities	177,725	130,733
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities	102,335	9,230
Proceeds from maturities of securities available for sale	186,790	562,162
Purchases of securities available for sale	(461,139)	(1,083,192)
Proceeds from maturities of securities held to maturity	190,721	187,864
Purchases of securities held to maturity	(282,190)	(266,759)
Net decrease in short-term investments	412,396	204,493
Proceeds from sales of loans	106,660	—
Net increase in loans	(470,732)	(463,593)
Purchase of life insurance contracts	(40,000)	—
Purchases of property and equipment	(3,950)	(13,896)
Proceeds from sales of property and equipment	671	12,168
Proceeds from sales of other real estate	8,995	31,953
Other, net	2,989	(8,656)
Net cash used in investing activities	(246,454)	(828,226)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	467,973	728,957
Net decrease in short-term borrowings	(328,537)	(72,380)
Repayments of long-term debt	(28,836)	(17,600)
Net proceeds from issuance of long-term debt	5,885	145,296
Dividends paid	(38,238)	(38,704)
Purchase of common stock under stock buyback program	—	(75,270)
Proceeds from exercise of stock options	—	347
Issuance of stock from dividend reinvestment	36	—
Net cash provided by financing activities	78,283	670,646
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	9,554	(26,847)
CASH AND DUE FROM BANKS, BEGINNING	303,874	356,455
CASH AND DUE FROM BANKS, ENDING	$313,428	$329,608
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$10,526	$10,390

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

Certain prior period amounts have been reclassified to conform to the current period presentation.  Effective this quarter, the presentation of loan disclosures has been modified from prior filings as discussed in Note 3 – Loans and Allowance for Loan Losses.  Effective January 1, 2016, the Company retrospectively adopted accounting guidance intended to simplify the presentation of debt issuance costs by requiring that costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  Historically, debt issuance costs were reported in the “Other Assets” line items in the Consolidated Balance Sheets and Statements of Cash Flows.  All historical periods have been restated to reflect the revised presentation and new required disclosures.  The adoption of this guidance did not have a material impact on the Company’s financial condition or operating results.

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

2.  Securities

The amortized cost and fair value of securities classified as available for sale and held to maturity follow.

Securities Available for Sale
(in thousands)	June 30, 2016				December 31, 2015

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
US Treasury and government agency securities	$116	$—	$—	$116	$135	$—	$1	$134
Municipal obligations	151,557	4,735	—	156,292	39,410	235	38	39,607
Mortgage-backed securities	1,867,063	39,413	130	1,906,346	1,750,168	19,387	11,182	1,758,373
Collateralized mortgage obligations	238,165	3,181	—	241,346	291,085	140	2,192	289,033
Corporate debt securities	3,500	—	—	3,500	3,500	—	—	3,500
Equity securities	877	335	—	1,212	2,447	358	48	2,757
	$2,261,278	$47,664	$130	$2,308,812	$2,086,745	$20,120	$13,461	$2,093,404

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Securities Held to Maturity
(in thousands)	June 30, 2016				December 31, 2015

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
US Treasury and government agency securities	$50,000	$1,047	$—	$51,047	$50,000	$—	$410	$49,590
Municipal obligations	496,999	18,158	372	514,785	185,890	3,475	1,166	188,199
Mortgage-backed securities	946,722	40,068	—	986,790	1,014,135	15,585	1,589	1,028,131
Collateralized mortgage obligations	1,003,837	13,543	918	1,016,462	1,120,363	2,244	12,676	1,109,931
	$2,497,558	$72,816	$1,290	$2,569,084	$2,370,388	$21,304	$15,841	$2,375,851

The following table presents the amortized cost and fair value of debt securities at June 30, 2016 by contractual maturity.  Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateralized mortgage obligations.

(in thousands)	Amortized	Fair
Debt Securities Available for Sale	Cost	Value
Due in one year or less	$6,825	$6,839
Due after one year through five years	53,816	54,914
Due after five years through ten years	391,388	405,008
Due after ten years	1,808,372	1,840,839
Total available for sale debt securities	$2,260,401	$2,307,600

	Amortized	Fair
Debt Securities Held to Maturity	Cost	Value
Due in one year or less	$15,700	$15,779
Due after one year through five years	136,327	140,424
Due after five years through ten years	403,112	416,795
Due after ten years	1,942,419	1,996,086
Total held to maturity securities	$2,497,558	$2,569,084

The Company held no securities classified as trading at June 30, 2016 or December 31, 2015.

The details for securities classified as available for sale with unrealized losses for the periods indicated follow.

Available for Sale
June 30, 2016	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
US Treasury and government agency securities	$—	—	$70	$—	$70	$—
Mortgage-backed securities	13,310	90	7,929	40	21,239	130
	$13,310	$90	$7,999	$40	$21,309	$130

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Available for Sale
December 31, 2015	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
US Treasury and government agency securities	$—	$—	$82	$1	$82	$1
Municipal obligations	8,296	38	—	—	8,296	38
Mortgage-backed securities	831,156	8,257	116,126	2,925	947,282	11,182
Collateralized mortgage obligations	208,397	1,257	33,138	935	241,535	2,192
Equity securities	20	1	1,473	47	1,493	48
	$1,047,869	$9,553	$150,819	$3,908	$1,198,688	$13,461

The details for securities classified as held to maturity with unrealized losses for the periods indicated follow.

Held to maturity
June 30, 2016	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Municipal obligations	$—	$—	$12,476	$372	$12,476	$372
Collateralized mortgage obligations	1,392	2	149,600	916	150,992	918
	$1,392	$2	$162,076	$1,288	$163,468	$1,290

Held to maturity
December 31, 2015	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$45,590	$410	$—	$—	$45,590	$410
Municipal obligations	22,652	301	48,727	865	71,379	1,166
Mortgage-backed securities	349,635	1,589	—	—	349,635	1,589
Collateralized mortgage obligations	516,330	2,894	370,756	9,782	887,086	12,676
	$934,207	$5,194	$419,483	$10,647	$1,353,690	$15,841

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

Proceeds from the sales of securities were approximately $102.3 million with an associated realized gain of $1.1 million and $9.2 million with an associated gain of $0.3 million for the six months ended June 30, 2016 and 2015, respectively.

Securities with carrying values totaling $3.4 billion at June 30, 2016 and $3.5 billion at December 31, 2015 were pledged as collateral primarily to secure public deposits or securities sold under agreements to repurchase.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

3.  Loans and Allowance for Loan Losses

The presentation of loan disclosures has been modified from prior filings to eliminate segmentation of Acquired (2011 Whitney Holding Corporation transaction) and FDIC Acquired (2009 Peoples First Community Bank transaction) due to the significantly reduced size of these portfolios.  The revised presentation reflects purchased credit impaired (“PCI”) loan information in select tables.  PCI loans include the total FDIC Acquired portfolio and the portion of the Acquired portfolio deemed credit impaired at acquisition. In addition, the revised presentation includes further segmentation of the commercial real estate portfolio between owner occupied and income producing loans due to the significant differences in risk characteristics of these loans and to conform more closely to regulatory concentration segments and general industry practices.  All prior period information has been reclassified to conform to the current period presentation.

Loans, net of unearned income, by portfolio are presented in the table below.

	June 30,	December 31,
(in thousands)	2016	2015

Commercial non-real estate	$7,132,519	$6,995,824
Commercial real estate - owner occupied	1,916,200	1,859,469
Total commercial & industrial	9,048,719	8,855,293
Commercial real estate - income producing	2,024,471	1,553,082
Construction and land development	880,588	1,151,950
Residential mortgages	2,017,650	2,049,524
Consumer	2,064,368	2,093,465
Total loans	$16,035,796	$15,703,314

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The following briefly describes the composition of each loan category.

Commercial and industrial

Commercial and industrial loans are made available to businesses for working capital (including financing of inventory and receivables), business expansion, to facilitate the acquisition of a business, and the purchase of equipment and machinery, including equipment leasing. These loans are primarily made based on the identified cash flows of the borrower and, if secured, on the underlying collateral.

Commercial non-real estate loans may be secured by the assets being financed or other business assets such as accounts receivable, inventory, ownership or commodity interests, and may incorporate a personal or corporate guarantee; however, some short-term loans may be made on an unsecured basis, including a small portfolio of corporate credit cards, generally issued as a part of overall customer relationships.

Commercial real estate – owner occupied loans consist of commercial mortgages on properties where repayment is generally dependent on the cash flow from the ongoing operations and activities of the borrower.  Like commercial non-real estate, these loans are primarily made based on the identified cash flows of the borrower, but also have the added strength of the value of underlying real estate collateral.

Commercial real estate – income producing

Commercial real estate – income producing loans consist of loans secured by commercial mortgages on properties where the loan is made to real estate developers or investors and repayment is dependent on the sale, refinance, or income generated from the operation of the property.  Properties financed include retail, office, multifamily, senior housing, hotel/motel, skilled nursing facilities and other commercial properties.

Construction and land development

Construction and land development loans are made to facilitate the acquisition, development, improvement and construction of both commercial and residential-purpose properties.  Such loans are made to builders and investors where repayment is expected to be made from the sale, refinance or operation of the property or to businesses to be used in their business operations.  This portfolio also includes a small amount of residential construction loans and loans secured by raw land not yet under development.

Residential Mortgages

Residential mortgages consist of closed-end loans secured by first liens on 1- 4 family residential properties. The portfolio includes both fixed and adjustable rate loans, although most longer-term, fixed-rate loans originated are sold in the secondary mortgage market.

Consumer

Consumer loans include second lien mortgage home loans, home equity lines of credit and nonresidential consumer purpose loans. Nonresidential consumer loans include both direct and indirect loans.   Direct nonresidential consumer loans are made to finance the purchase of personal property, including automobiles, recreational vehicles and boats, and for other personal purposes (secured and unsecured), and deposit account secured loans. Indirect nonresidential loans include automobile financing provided to the consumer through an agreement with automobile dealerships.  Consumer loans also include a small portfolio of credit card receivables issued on the basis of applications received through referrals from the Bank’s branches, online and other marketing efforts.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Allowance for Loan Losses

The following schedule shows activity in the allowance for loan losses by portfolio class for the six months ended June 30, 2016 and 2015, as well as the corresponding recorded investment in loans at the end of each period.

		Commercial		Commercial
	Commercial	real estate-	Total	real estate-	Construction
	non-real	owner	commercial &	income	and land	Residential
(in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total

	Six Months Ended June 30, 2016

Allowance for loan losses:
Beginning balance	$109,428	$9,858	$119,286	$6,041	$5,642	$25,353	$24,857	$181,179
Purchased credit impaired activity:
Charge-offs	—	(28)	(28)	(1)	(18)	(23)	(8)	(78)
Recoveries	8	120	128	2	53	3	106	292
Net provision for loan losses	79	(170)	(91)	26	(117)	1,165	(1,290)	(307)
Increase (decrease) in FDIC loss share receivable	39	—	39	—	—	(3,378)	(98)	(3,437)
Non-purchased credit impaired activity:
Charge-offs	(22,212)	(1,199)	(23,411)	(191)	(592)	(592)	(11,268)	(36,054)
Recoveries	1,802	238	2,040	268	1,125	480	3,039	6,952
Net provision for loan losses	61,628	1,857	63,485	6,654	(1,087)	466	8,021	77,539
Ending balance	$150,772	$10,676	$161,448	$12,799	$5,006	$23,474	$23,359	$226,086
Ending balance:
Allowance:
Individually evaluated for impairment	$12,885	$183	$13,068	$72	$1	$167	$41	$13,349
Amounts related to purchased credit impaired loans	572	1,015	1,587	741	575	15,430	1,257	19,590
Collectively evaluated for impairment	137,315	9,478	146,793	11,986	4,430	7,877	22,061	193,147
Total allowance	$150,772	$10,676	$161,448	$12,799	$5,006	$23,474	$23,359	$226,086
Loans:
Individually evaluated for impairment	$232,785	$5,898	$238,683	$7,803	$1,247	$1,068	$166	$248,967
Purchased credit impaired loans	10,483	15,428	25,911	10,752	8,761	151,674	12,826	209,924
Collectively evaluated for impairment	6,889,251	1,894,874	8,784,125	2,005,916	870,580	1,864,908	2,051,376	15,576,905
Total loans	$7,132,519	$1,916,200	9,048,719	$2,024,471	$880,588	$2,017,650	$2,064,368	$16,035,796

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

		Commercial		Commercial
	Commercial	real estate-	Total	real estate-	Construction
	non-real	owner	commercial &	income	and land	Residential
(in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total

	Six Months ended June 30, 2015

Allowance for loan losses:
Beginning balance	$51,169	$13,536	$64,705	$7,546	$6,421	$28,660	$21,430	$128,762
Purchased credit impaired activity:
Charge-offs	(1,099)	(15)	(1,114)	(2,353)	(285)	(168)	(140)	(4,060)
Recoveries	14	465	479	—	406	2	136	1,023
Net provision for loan losses	470	(1,171)	(701)	1,102	(733)	272	(889)	(949)
Increase (decrease) in FDIC loss share receivable	347	(396)	(49)	919	(6)	(3,296)	(104)	(2,536)
Non-purchased credit impaired activity:
Charge-offs	(2,215)	(378)	(2,593)	(147)	(828)	(1,292)	(6,729)	(11,589)
Recoveries	2,051	135	2,186	291	1,308	449	2,491	6,725
Net provision for loan losses	9,586	2,812	12,398	(1,858)	(982)	62	4,091	13,711
Ending balance	$60,323	$14,988	$75,311	$5,500	$5,301	$24,689	$20,286	$131,087
Ending balance:
Allowance:
Individually evaluated for impairment	$2,903	$2,189	$5,092	$228	$73	$163	$6	$5,562
Amounts related to purchased credit impaired loans	643	1,639	2,282	973	390	17,419	2,998	24,062
Collectively evaluated for impairment	56,777	11,160	67,937	4,299	4,838	7,107	17,282	101,463
Total allowance	$60,323	$14,988	$75,311	$5,500	$5,301	$24,689	$20,286	$131,087
Loans:
Individually evaluated for impairment	$32,379	$21,701	$54,080	$12,682	$4,360	$1,369	$116	$72,607
Purchased credit impaired loans	13,667	24,775	38,442	15,563	19,465	171,107	14,860	259,437
Collectively evaluated for impairment	6,139,638	1,714,266	7,853,904	1,423,846	1,097,122	1,783,361	1,854,475	14,012,708
Total loans	$6,185,684	$1,760,742	7,946,426	$1,452,091	$1,120,947	$1,955,837	$1,869,451	$14,344,752

Impaired Loans

The following table shows the composition of nonaccrual loans by portfolio class.  Purchased credit impaired loans accounted for in pools with an accretable yield are considered to be performing and are excluded from the table.

	June 30,	December 31,
(in thousands)	2016	2015
Commercial non-real estate	$209,362	$88,743
Commercial real estate - owner occupied	11,761	10,001
Total commercial & industrial	221,123	98,744
Commercial real estate - income producing	9,011	10,815
Construction and land development	4,173	17,294
Residential mortgages	22,874	23,799
Consumer	8,541	9,061
Total loans	$265,722	$159,713

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Nonaccrual loans include loans modified in troubled debt restructurings (“TDRs”) of $34.8 million and $8.8 million at June 30, 2016 and December 31, 2015, respectively.  Total TDRs, both accruing and nonaccruing, were $70.8 million as of June 30, 2016 and $13.1 million at December 31, 2015.

The table below details TDRs that were modified during the six months ended June 30, 2016 and June 30, 2015 by portfolio class.  The TDRs during the six months ended June 30, 2016 and 2015 were extended amortization, other modification of payment terms, or covenant violations.  All are individually evaluated for impairment.

	Six Months Ended
($ in thousands)	June 30, 2016			June 30, 2015
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial non-real estate	17	$57,915	$57,915	—	$—	$—
Commercial real estate - owner occupied	—	—	—	—	—	—
Total commercial & industrial	17	57,915	57,915	—	—	—
Commercial real estate - income producing	—	—	—	1	482	482
Construction and land development	—	—	—	—	—	—
Residential mortgages	4	432	432	2	68	68
Consumer	—	—	—	1	20	20
Total loans	21	$58,347	$58,347	4	$570	$570

No TDRs that subsequently defaulted within twelve months of modification were recorded in the six months ended June 30, 2016 or 2015.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The tables below present loans that are individually evaluated for impairment disaggregated by portfolio class at June 30, 2016 and December 31, 2015.  Loans individually evaluated for impairment include TDRs and loans that are determined to be impaired and have aggregate relationship balances of $1 million or more.

	June 30, 2016
	Recorded investment	Recorded investment	Unpaid
(in thousands)	without an allowance	with an allowance	principal balance	Related allowance
Commercial non-real estate	$101,481	$131,304	$244,928	$12,885
Commercial real estate - owner occupied	3,323	2,575	6,285	183
Total commercial & industrial	104,804	133,879	251,213	13,068
Commercial real estate - income producing	5,265	2,538	8,034	72
Construction and land development	1,228	19	2,089	1
Residential mortgages	—	1,068	1,709	167
Consumer	—	166	166	41
Total loans	$111,297	$137,670	$263,211	$13,349

	December 31, 2015
	Recorded investment	Recorded investment	Unpaid
(in thousands)	without an allowance	with an allowance	principal balance	Related allowance
Commercial non-real estate	$34,788	$46,834	$84,988	$19,031
Commercial real estate - owner occupied	4,747	661	5,931	23
Total commercial & industrial	39,535	47,495	90,919	19,054
Commercial real estate - income producing	3,038	8,085	11,363	1,382
Construction and land development	12,461	1,765	14,784	392
Residential mortgages	—	895	1,405	127
Consumer	—	152	152	33
Total loans	$55,034	$58,392	$118,623	$20,988

	Three Months Ended
	June 30, 2016		June 30, 2015

	Average	Interest	Average	Interest
	recorded	income	recorded	income
(in thousands)	investment	recognized	investment	recognized
Commercial non-real estate	$216,907	$493	$23,473	$1
Commercial real estate - owner occupied	5,959	14	14,565	12
Total commercial & industrial	222,866	507	38,038	13
Commercial real estate - income producing	8,242	22	12,521	26
Construction and land development	7,660	—	4,371	27
Residential mortgages	976	2	1,896	7
Consumer	112	1	119	1
Total loans	$239,856	$532	$56,945	$74

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

	Six Months Ended
	June 30, 2016		June 30, 2015

	Average	Interest	Average	Interest
	recorded	income	recorded	income
(in thousands)	investment	recognized	investment	recognized
Commercial non-real estate	$179,117	$847	$16,977	$3
Commercial real estate - owner occupied	5,836	29	12,628	23
Total commercial & industrial	184,953	876	29,605	26
Commercial real estate - income producing	9,072	43	10,366	41
Construction and land development	10,905	—	5,664	59
Residential mortgages	932	4	2,149	20
Consumer	109	2	81	3
Total loans	$205,971	$925	$47,865	$149

Aging Analysis

The tables below present the age analysis of past due loans by portfolio class at June 30, 2016 and December 31, 2015.  Purchased credit impaired loans accounted for in pools with an accretable yield are considered to be current.

							Recorded
			Greater than				investment
	30-59 days	60-89 days	90 days	Total		Total	> 90 days and
June 30, 2016	past due	past due	past due	past due	Current	Loans	still accruing
(in thousands)
Commercial non-real estate	$47,859	$28,591	$29,000	$105,450	$7,027,069	$7,132,519	$567
Commercial real estate - owner occupied	2,451	2,106	7,149	11,706	1,904,494	1,916,200	1,495
Total commercial & industrial	50,310	30,697	36,149	117,156	8,931,563	9,048,719	2,062
Commercial real estate - income producing	2,583	467	2,777	5,827	2,018,644	2,024,471	194
Construction and land development	1,386	938	7,647	9,971	870,617	880,588	4,759
Residential mortgages	15,108	7,293	12,549	34,950	1,982,700	2,017,650	143
Consumer	12,012	4,459	6,107	22,578	2,041,790	2,064,368	824
Total	$81,399	$43,854	$65,229	$190,482	$15,845,314	$16,035,796	$7,982

							Recorded
			Greater than				investment
	30-59 days	60-89 days	90 days	Total		Total	> 90 days and
December 31, 2015	past due	past due	past due	past due	Current	Loans	still accruing
(in thousands)
Commercial non-real estate	$17,406	$1,468	$25,007	$43,881	$6,951,943	$6,995,824	$3,060
Commercial real estate - owner occupied	5,898	802	6,646	13,346	1,846,123	1,859,469	535
Total commercial & industrial	23,304	2,270	31,653	57,227	8,798,066	8,855,293	3,595
Commercial real estate - income producing	871	603	6,382	7,856	1,545,226	1,553,082	499
Construction and land development	19,886	436	4,043	24,365	1,127,585	1,151,950	1,230
Residential mortgages	18,657	4,360	11,840	34,857	2,014,667	2,049,524	163
Consumer	16,309	4,432	8,645	29,386	2,064,079	2,093,465	2,166
Total	$79,027	$12,101	$62,563	$153,691	$15,549,623	$15,703,314	$7,653

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Credit Quality Indicators

The following tables present the credit quality indicators by segments and portfolio class of loans at June 30, 2016 and December 31, 2015.

	June 30, 2016
(in thousands)	Commercial non-real estate	Commercial real estate - owner-occupied	Total commercial & industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$5,968,194	$1,743,672	$7,711,866	$1,961,653	$847,229	$10,520,748
Pass-Watch	252,605	39,586	292,191	15,764	16,355	324,310
Special Mention	250,226	37,151	287,377	8,412	537	296,326
Substandard	659,381	95,791	755,172	38,629	16,467	810,268
Doubtful	2,113	—	2,113	13	—	2,126
Total	$7,132,519	$1,916,200	$9,048,719	$2,024,471	$880,588	$11,953,778

	December 31, 2015
(in thousands)	Commercial non-real estate	Commercial real estate - owner-occupied	Total commercial & industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$6,260,863	$1,718,725	$7,979,588	$1,502,484	$1,095,296	$10,577,368
Pass-Watch	168,589	31,764	200,353	14,717	6,841	221,911
Special Mention	211,230	41,147	252,377	5,905	12,297	270,579
Substandard	355,098	67,833	422,931	29,960	37,516	490,407
Doubtful	44	—	44	16	—	60
Total	$6,995,824	$1,859,469	$8,855,293	$1,553,082	$1,151,950	$11,560,325

	June 30, 2016			December 31, 2015
(in thousands)	Residential mortgage	Consumer	Total	Residential mortgage	Consumer	Total
Performing	$1,994,633	$2,055,003	$4,049,636	$2,025,563	$2,082,238	$4,107,801
Nonperforming	23,017	9,365	32,382	23,961	11,227	35,188
Total	$2,017,650	$2,064,368	$4,082,018	$2,049,524	$2,093,465	$4,142,989

Below are the definitions of the Company’s internally assigned grades:

Commercial:

•	Pass – loans properly approved, documented, collateralized, and performing which do not reflect an abnormal credit risk.
•

Pass-Watch – credits in this category have heightened risk factors that warrant additional monitoring; however, these risk factors have not manifested themselves as potential weaknesses.  The “Watch” grade should be regarded as a transition

•	category.
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

•	Substandard – an asset that is inadequately protected by the current sound worth and paying capacity of the obligor or of 16

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

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

Purchased credit impaired loans and the related FDIC loss share receivable

Loans purchased in the 2009 acquisition of Peoples First Community Bank (“Peoples First”) were covered by two loss share agreements between the FDIC and the Company.  The loss share agreement covering the non-single family portfolio expired in December 2014 and is now in a three year recovery period where 80% of recoveries on reimbursed losses are due to the FDIC.  The loss share agreement covering the single family portfolio expires in December 2019.    As of June 30, 2016 and June 30, 2015, loans totaling $160.0 million and $170.1 million, respectively, remain covered by the single family loss share agreement.

The receivable arising from the loss share agreements (referred to as the “FDIC loss share receivable” on our consolidated statements of financial condition) is measured separately from the covered loans because the agreements are not contractually part of the loans and are not transferable should the Company choose to dispose of the loans.

The following schedule shows activity in the loss share receivable for the six months ended June 30, 2016 and 2015.

	Six Months Ended
	June 30,	June 30,
(in thousands)	2016	2015
Beginning Balance	$29,868	$60,272
Amortization	(3,139)	(2,470)
Charge-offs, write-downs and other recoveries	(2,683)	(4,667)
External expenses qualifying under loss share agreement	307	482
Changes due to changes in cash flow projections	(3,437)	(2,536)
FDIC resolution of denied claims	—	(1,854)
Net payments to (from) FDIC	159	(14,153)
Ending balance	$21,075	$35,074

Changes in the carrying amount of purchased credit impaired loans and related accretable yield are presented in the following table for

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

the six months ended June 30, 2016 and the year ended December 31, 2015.

	June 30, 2016		December 31, 2015
	Carrying		Carrying
	Amount	Accretable	Amount	Accretable
(in thousands)	of Loans	Yield	of Loans	Yield
Balance at beginning of period	$225,838	$129,488	$313,685	$187,456
Payments received, net	(26,541)	(6,581)	(115,847)	(21,978)
Accretion	10,627	(10,627)	28,000	(28,000)
Increase (decrease) in expected cash flows based on actual cash flows and changes in cash flow assumptions	—	5,107	—	(4,238)
Net transfers from nonaccretable
Net transfers to (from) nonaccretable difference to accretable yield	—	8,997	—	(3,752)
Balance at end of period	$209,924	$126,384	$225,838	$129,488

Residential Mortgage Loans in Process of Foreclosure

Included in loans are $7.1 million and $7.4 million of consumer loans secured by single family residential real estate that are in process of foreclosure as of June 30, 2016 and December 31, 2015, respectively.  Of these loans, $3.6 million and $4.1 million, respectively, are covered by the FDIC loss share agreement.  Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction.  In addition to the single family residential real estate loans in process of foreclosure, the Company also held $5.9 million and $9.3 million of foreclosed single family residential properties in other real estate owned as of June 30, 2016 and December 31, 2015, respectively.  Of these foreclosed properties, $0.7 million and $1.6 million as of June 30, 2016 and December 31, 2015, respectively, are also covered by the FDIC loss share agreement.

4.  Securities Sold under Agreements to Repurchase

Included in short-term borrowings at June 30, 2016 was $409.5 million of customer securities sold under agreements to repurchase (“repurchase agreements”) that mature daily and were secured by agency securities.  The Company borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury management services offered to its deposit customers. As the Company maintains effective control over assets sold under agreements to repurchase, the securities continue to be carried on the consolidated statements of financial condition. Because the Company acts as borrower transferring assets to the counterparty, and the agreements mature daily, the Company’s risk is very limited.

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

Long-term debt consisted of the following:

	June 30,	December 31,
(in thousands)	2016	2015
Subordinated notes payable, maturing June 2045	$150,000	$150,000
Subordinated notes payable, maturing April 2017	95,511	98,011
Term note payable, maturing December 2018	116,050	125,000
Other long-term debt	112,224	122,988
Less unamortized debt issuance costs	(5,757)	(5,854)
Total long-term debt less unamortized debt issuance costs	$468,028	$490,145

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Long-term debt with its related unamortized debt issuance cost at June 30, 2016 is presented in the following table:

Long-term debt at June 30, 2016, consisted of the following:
		Unamortized
		Debt
		Issuance
(in thousands)	Principal	Costs
Subordinated notes payable, maturing June 2045	$150,000	$5,044
Subordinated notes payable, maturing April 2017	95,511	-
Term note payable, maturing December 2018	116,050	713
Other long-term debt	112,224	-
Total	$473,785	5,757

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2016 and December 31, 2015.

				Fair Values (1)
		Notional Amounts		Assets		Liabilities
	Type of	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
(in thousands)	Hedge	2016	2015	2016	2015	2016	2015
Derivatives designated as hedging instruments:
Interest rate swaps	Cash Flow	$800,000	$500,000	$3,330	$—	$—	$281
		$800,000	$500,000	$3,330	$—	$—	$281
Derivatives not designated as hedging instruments:
Interest rate swaps (2)	N/A	$856,332	$780,871	$38,389	$20,622	$40,202	$21,007
Risk participation agreements	N/A	88,946	83,430	114	83	243	162
Forward commitments to sell residential mortgage loans	N/A	105,357	55,128	23	263	1,404	336
Interest rate-lock commitments on residential mortgage loans	N/A	62,622	38,853	703	243	12	167
Foreign exchange forward contracts	N/A	35,022	44,068	1,344	2,040	1,323	2,015
		$1,148,279	$1,002,350	$40,573	$23,251	$43,184	$23,687
(1)	Derivative assets and liabilities are reported with other assets or other liabilities, respectively, in the consolidated balance sheets.

(2)	The notional amount represents both the customer accommodation agreements and offsetting agreements with unrelated financial institutions.

Cash Flow Hedges of Interest Rate Risk

The Company is party to five interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans.   For each agreement, the Company receives interest at a fixed rate and pays at a variable rate.  The five swap agreements expire as follows:  notional amount of $300 million expires in January 2017; notional amount of $200 million expires in June 2017; and three contracts each with notional amounts of $100 million expire in April 2018,  2019, and 2020.

During the terms of the swap agreements, the effective portion of changes in the fair value of the derivative instruments are recorded in Accumulated Other Comprehensive Income (“AOCI”) and subsequently reclassified into earnings in the periods that the hedged forecasted variable-rate interest payments affect earnings.  The impact on AOCI is reflected in Note 7.  There was no ineffective portion of the change in fair value of the derivative recognized directly in earnings.

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

Effect of Derivative Instruments on the Income Statement

Derivative income consisting primarily of customer interest rate swap fees, net of fair value adjustments, is reflected in the income statement in other noninterest income, totaling $0.4 million and $1.4 million for the six months ended June 30, 2016 and 2015, respectively.  The impact to interest income from cash flow hedges was $1.0 million and $0.8 million for the six months ended June 30, 2016 and 2015, respectively.

Credit risk-related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as the downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution.  These derivative agreements also contain provisions regarding the posting of collateral by each party.  As of June 30, 2016,  the aggregate fair value of derivative instruments with credit risk-related contingent features that were in a net liability position was $40.7 million, for which the Bank had posted collateral of $40.2 million.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Offsetting Assets and Liabilities

The Bank’s derivative instruments to certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero.  Offsetting information in regards to derivative assets and liabilities subject to these master netting agreements at June 30, 2016 and December 31, 2015 is presented in the following tables.

(in thousands)		Gross Amounts Offset in	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	the Statement of Financial Position	the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
As of June 30, 2016
Derivative Assets	$3,579	$—	$3,579	$3,579	$—	$—

Derivative Liabilities	$40,699	$—	$40,699	$3,579	$40,202	$(3,082)

(in thousands)		Gross Amounts Offset in	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	the Statement of Financial Position	the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
As of December 31, 2015
Derivative Assets	$224	$—	$224	$224	$—	$—

Derivative Liabilities	$21,034	$—	$21,034	$224	$23,482	$(2,672)

The Company has excess collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

7.    Stockholders’ Equity

Stock Repurchase Program

On August 28, 2015, the Company’s board of directors approved a stock repurchase plan that authorizes the repurchase of up to 5%, or approximately 3.9 million shares of its outstanding common stock. The approved plan allows the Company to repurchase its common shares either in the open market in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions with non-affiliated sellers or as otherwise determined by the Company from time to time until September 30, 2016. Under this plan, the Company has repurchased 741,393 shares of its common stock at an average price of $27.44 per share through June 30, 2016.  There were no shares of common stock repurchased during the first half of 2016.

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The components of AOCI and changes in those components are presented in the following table.

	Available	HTM Securities		Loss on
	for Sale	Transferred	Employee	Effective Cash
(in thousands)	Securities	from AFS	Benefit Plans	Flow Hedges	Total
Balance, December 31, 2014	$18,001	$(19,074)	$(48,626)	$(375)	$(50,074)
Other comprehensive income before income taxes:
Net change in unrealized (loss) gain	(13,962)	—	—	1,005	(12,957)
Reclassification of net (gain) losses realized and included in earnings	(165)	—	1,571	—	1,406
Valuation adjustment for employee benefit plans	—	—	(5,922)	—	(5,922)
Amortization of unrealized net loss on securities transferred to HTM	—	1,586	—	—	1,586
Income tax (benefit) expense	(5,249)	580	(1,574)	366	(5,877)
Balance, June 30, 2015	$9,123	$(18,068)	$(51,403)	$264	$(60,084)
Balance, December 31, 2015	$4,268	$(16,795)	$(67,890)	$(178)	$(80,595)
Other comprehensive income before income taxes:
Net change in unrealized gain	41,990	—	—	3,611	45,601
Reclassification of net (gain) losses realized and included in earnings	(1,114)	—	2,916	—	1,802
Amortization of unrealized net loss on securities transferred to HTM	—	1,628	—	—	1,628
Income tax expense	14,970	625	1,066	1,316	17,977
Balance, June 30, 2016	$30,174	$(15,792)	$(66,040)	$2,117	$(49,541)

The following table shows the line items in the consolidated income statements affected by amounts reclassified from accumulated other comprehensive income.

	Six Months Ended

Amount reclassified from AOCI (a)	June 30,		Affected line item on

(in thousands)	2016	2015	the income statement
Gain on sale of AFS securities	$1,114	$165	Securities transactions
Tax effect	(390)	(58)	Income taxes
Net of tax	724	107	Net income
Amortization of unrealized net loss on securities transferred to HTM	(1,628)	(1,586)	Interest income
Tax effect	625	580	Income taxes
Net of tax	(1,003)	(1,006)	Net income
Amortization of defined benefit pension and post-retirement items	(2,916)	(1,571)	Employee benefits expense (b)
Tax effect	1,066	550	Income taxes
Net of tax	(1,850)	(1,021)	Net income
Total reclassifications, net of tax	$(2,129)	$(1,920)	Net income

(a)	Amounts in parenthesis indicate reduction in net income.

(b)

These accumulated other comprehensive income components are included in the computation of net periodic pension and post-retirement cost that is reported with employee benefits expense (see Note 11 for additional details).

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

8.  Other Noninterest Income

Components of other noninterest income are as follows.

	Three Months Ended		Six Months Ended

	June 30,		June 30,

(in thousands)	2016	2015	2016	2015
Income from bank-owned life insurance	$4,501	$2,671	$7,051	$5,337
Credit related fees	2,267	2,611	4,624	5,068
Derivative income	533	1,464	394	1,412
Net gain (loss) on sale of assets	1,801	(62)	3,566	(55)
Safety deposit box income	413	429	891	915
Other miscellaneous	2,041	2,412	4,376	5,092
Total other noninterest income	$11,556	$9,525	$20,902	$17,769

9.  Other Noninterest Expense

Components of other noninterest expense are as follows.

	Three Months Ended		Six Months Ended

	June 30,		June 30,

(in thousands)	2016	2015	2016	2015
Advertising	$2,693	$2,133	$5,050	$4,298
Ad valorem and franchise taxes	2,340	2,736	4,643	5,451
Printing and supplies	1,065	1,158	2,176	2,375
Insurance expense	829	928	1,664	1,850
Travel expense	1,079	1,308	2,028	2,527
Entertainment and contributions	2,001	1,736	3,633	3,375
Tax credit investment amortization	1,833	2,096	3,576	4,191
Other miscellaneous	4,633	10,211	10,412	13,045
Total other noninterest expense	$16,473	$22,306	$33,182	$37,112

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

A summary of the information used in the computation of earnings per common share follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2016	2015	2016	2015
Numerator:
Net income to common shareholders	$46,907	$34,829	$50,746	$74,988
Net income allocated to participating securities - basic and diluted	1,136	766	1,233	1,701
Net income allocated to common shareholders - basic and diluted	$45,771	$34,063	$49,513	$73,287
Denominator:
Weighted-average common shares - basic	$77,523	$77,951	$77,512	$78,719
Dilutive potential common shares	157	164	164	162
Weighted-average common shares - diluted	$77,680	$78,115	$77,676	$78,881
Earnings per common share:
Basic	$0.59	$0.44	$0.64	$0.93
Diluted	$0.59	$0.44	$0.64	$0.93

Potential common shares consist of employee and director stock options.  These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be anti-dilutive, i.e., increase earnings per share or reduce a loss per share.  Weighted-average anti-dilutive potential common shares totaled 548,821 and 574,037, respectively, for the three months ended June 30, 2016 and June 30, 2015.  Weighted-average anti-dilutive potential common shares totaled 602,809 and 843,544, respectively, for the six months ended June 30, 2016 and June 30, 2015.

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

The following tables show the components of net periodic benefits cost included in expense for the plans for the periods indicated.

			Other Post-
(in thousands)	Pension Benefits		retirement Benefits

Three Months Ended June 30, 2016	2016	2015	2016	2015
Service cost	$3,611	$3,382	$45	$22
Interest cost	4,023	4,672	203	174
Expected return on plan assets	(8,554)	(8,206)	—	—
Amortization of net loss	1,426	842	53	(40)
Net periodic benefit cost	$506	$690	$301	$156

Six Months Ended June 30, 2016
Service cost	$6,876	$6,745	$74	$72
Interest cost	9,011	9,291	409	543
Expected return on plan assets	(17,445)	(16,419)	—	—
Amortization of net loss	2,894	1,486	22	85
Net periodic benefit cost	$1,336	$1,103	$505	$700

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

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

A summary of option activity for the six months ended June 30, 2016 is presented below.

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
Options	Shares	Price	(Years)	Value ($000)
Outstanding at January 1, 2016	745,806	$37.55
Cancelled/Forfeited	(60,377)	35.04
Expired	(150,847)	46.06
Outstanding at June 30, 2016	534,582	$35.43	4.06	$—
Exercisable at June 30, 2016	490,827	$35.92	3.92	$—

There was no total intrinsic value of options exercised at June 30, 2016 compared to $0.2 million at June 30, 2015.

The restricted and performance shares in the table below are subject to service requirements. A summary of the status of the Company’s nonvested restricted and performance shares as of June 30, 2016 and changes during the six months ended June 30, 2016, is presented in the following table.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2016	2,196,145	$30.97
Granted	85,004	23.83
Vested	(64,112)	31.15
Forfeited	(185,249)	30.84
Nonvested at June 30, 2016	2,031,788	$30.64

As of June 30, 2016,  there were $37.0 million of total unrecognized compensation expense related to nonvested restricted and performance shares expected to vest.  This compensation is expected to be recognized in expense over a weighted average period of 3.2 years.  The total fair value of shares which vested during the six months ended June 30, 2016 and 2015 was $2.0 million and $7.5 million, respectively.

During the six months ended June 30, 2016, the Company granted 35,587 performance shares subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $24.42 per share and 35,587 performance shares subject to a core earnings per share performance metric with a grant date fair value of $22.58 per share to key members of executive management. The number of performance shares subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 44 regional banks. The fair value of the performance shares subject to TSR at the grant date was determined using a Monte Carlo simulation method.  The number of performance shares subject to core earnings per share that ultimately vest will be based on the Company’s attainment of certain core earnings per share goals over the two-year performance period.  The maximum number of performance shares that could vest is 200% of the target award.  Compensation expense for these performance shares is recognized on a straight-line basis over the three-year service period.

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

	June 30, 2016
(in thousands)	Level 1	Level 2	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$116	$116
Municipal obligations	—	156,292	156,292
Corporate debt securities	—	3,500	3,500
Mortgage-backed securities	—	1,906,346	1,906,346
Collateralized mortgage obligations	—	241,346	241,346
Equity securities	1,212	—	1,212
Total available for sale securities	1,212	2,307,600	2,308,812
Derivative assets (1)	—	43,903	43,903
Total recurring fair value measurements - assets	$1,212	$2,351,503	$2,352,715
Liabilities
Derivative liabilities (1)	$—	$43,184	$43,184
Total recurring fair value measurements - liabilities	$—	$43,184	$43,184

(1)	For further disaggregation of derivative assets and liabilities, see Note 6 - Derivatives.

	December 31, 2015
(in thousands)	Level 1	Level 2	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$134	$134
Municipal obligations	—	39,607	39,607
Corporate debt securities	—	3,500	3,500
Mortgage-backed securities	—	1,758,373	1,758,373
Collateralized mortgage obligations	—	289,033	289,033
Equity securities	2,757	—	2,757
Total available for sale securities	2,757	2,090,647	2,093,404
Derivative assets (1)	—	23,251	23,251
Total recurring fair value measurements - assets	$2,757	$2,113,898	$2,116,655
Liabilities
Derivative liabilities (1)	$—	$23,968	$23,968
Total recurring fair value measurements - liabilities	$—	$23,968	$23,968

(1)	For further disaggregation of derivative assets and liabilities, see Note 6 - Derivatives.

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

	June 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$116,516	$—	$116,516
Other real estate owned	—	—	14,053	14,053
Total nonrecurring fair value measurements	$—	$116,516	$14,053	$130,569

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amount at June 30, 2016 and December 31, 2015.

	June 30, 2016
				Total Fair	Carrying
(in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$466,587	$—	$—	$466,587	$466,587
Available for sale securities	1,212	2,307,600	—	2,308,812	2,308,812
Held to maturity securities	—	2,569,084	—	2,569,084	2,497,558
Loans, net	—	116,516	16,058,354	16,174,870	15,809,710
Loans held for sale	—	42,297	—	42,297	42,297
Derivative financial instruments	—	43,903	—	43,903	43,903
Financial liabilities:
Deposits	$—	$—	$18,837,146	$18,837,146	$18,816,869
Federal funds purchased	10,575	—	—	10,575	10,575
Securities sold under agreements to repurchase	409,532	—	—	409,532	409,532
FHLB borrowings	675,000	—	—	675,000	675,000
Long-term debt	—	474,888	—	474,888	468,028
Derivative financial instruments	—	43,184	—	43,184	43,184

	December 31, 2015
				Total Fair	Carrying
(in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$869,429	$—	$—	$869,429	$869,429
Available for sale securities	2,757	2,090,647	—	2,093,404	2,093,404
Held to maturity securities	—	2,375,851	—	2,375,851	2,370,388
Loans, net	—	93,602	15,334,201	15,427,803	15,522,135
Loans held for sale	—	20,434	—	20,434	20,434
Derivative financial instruments	—	23,251	—	23,251	23,251
Financial liabilities:
Deposits	$—	$—	$18,327,425	$18,327,425	$18,348,912
Federal funds purchased	10,100	—	—	10,100	10,100
Securities sold under agreements to repurchase	513,544	—	—	513,544	513,544
FHLB borrowings	900,000	—	—	900,000	900,000
Long-term debt	—	488,711	—	488,711	490,145
Derivative financial instruments	—	23,968	—	23,968	23,968

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

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” that removed the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient.  The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The Company early adopted this guidance with the issuance of its benefit plan financials and it did not have a material impact on the Company’s financial condition or results of operations.

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Issued but Not Yet Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credits Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The ASU, more commonly referred to as Current Expected Credit Losses, or CECL, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early application is permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company is currently assessing this pronouncement and the impact of adoption.

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

In March 2016, the FASB issued ASU 2016-07 “Investments —Equity Method and Joint Ventures (Topic 323)” that simplifies the transition to the equity method of accounting.  The amendments affect all entities that have an investment that becomes qualified for the equity method of accounting as a result of an increase in the level of ownership interest or degree of influence.  The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting.  Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required.  The amendments require that an entity that has an available for sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method.  The amendments are effective for all entities for fiscal years beginning after December 15, 2016.  The Company is currently assessing this pronouncement and the adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In March 2016, the FASB issued ASU 2016-06 “Derivatives and Hedging (Topic 815): Contingent Put and Call Options in Debt Instruments” that requires embedded derivatives to be separated from the host contract and accounted for separately as derivatives if certain criteria are met.  The amendments apply to all entities that are issuers of or investors in debt instruments (or hybrid financial instruments that are determined to have a debt host) with embedded call (put) options.  The amendments clarify what steps are required when assessing whether the economic characteristics and risks or call (put) options are clearly and closely related to the economic characteristics and risks of their debt hosts, which is one of the criteria for bifurcating an embedded derivative.  Consequently, when a call (put) option is contingently exercisable, an entity does not have to assess whether the event that triggers the ability to exercise a call (put) option is related to interest rates or credits risks.  Public business entities must apply the new requirements for fiscal years beginning after December 15, 2016 and interim periods within those fiscal years.  Early adoption is permitted.  The Company is currently assessing this pronouncement and the adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In March 2016, the FASB issued ASU 2016-05 “Derivatives and Hedging (Topic 815): Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships” that clarifies that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument does not, in and of itself, require dedesignation of that hedging relationship.  The amendments apply to all reporting entities for which there is a change in the counterparty to a derivative instrument that has been designated as a hedging instrument.  The amendments are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.  The amendments may be applied on either a prospective basis or a modified retrospective basis.  The Company is currently assessing this pronouncement and the adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

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

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” regarding revenue from contracts with customers affecting any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Most revenue associated with financial instruments, including interest and loan origination fees, is outside the scope of the guidance.  Gains and losses on investment securities, derivatives, and sales of financial instruments are also excluded from the scope.  Subsequent to issuance of the revenue recognition guidance, the FASB has issued several updates that deferred by one year the effective date for revenue recognition guidance; clarified its guidance for performing the principal-versus-agent analysis; and clarified guidance for identifying performance obligations allowing entities to ignore immaterial promised goods and services in the context of a contract with a customer.  Entities can elect to adopt the guidance either on a full or modified retrospective basis.  Full retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the earliest comparative period presented.  Modified retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the reporting period in which the entity first applies the new guidance.  The standard will be effective for the Company for annual reporting periods beginning after December 15, 2017. The Company is currently assessing this pronouncement and the adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Recent Economic and Industry Developments

Energy Industry Impact

WTI Crude Oil prices generally stabilized during the second quarter of 2016 trading mostly in the $40 to $50 per barrel range after trading as low as $26.16 per barrel during the first quarter of 2016.  Its June 30, 2016 closing price of approximately $48 per barrel was up almost 25% from March 31, 2016, but still down approximately 53% from July 2014.  Like WTI Crude Oil, the price of natural gas also reflected signs of stability during the latter half of the second quarter after trading at severely depressed levels during the past 24 months.   This downturn in crude oil and natural gas prices over the past two years has had a substantial negative effect on a large number of energy-related companies, including a number of the Company’s customers, impacting our recent financial performance and credit metrics.  The stabilization of energy prices in recent months has served to reduce the energy impact on the Company’s second quarter financial performance relative to fourth quarter of 2015 and first quarter of 2016.  The provision for loan and lease losses, mainly driven by the energy downturn, decreased from approximately $50 million and $60 million in fourth quarter 2015 and first quarter 2016, respectively, to just over $17 million in the second quarter of 2016.

At June 30, 2016, the Company’s loans to energy-related customers totaled approximately $1.5 billion, or 9% of its total loan portfolio.  Total criticized loans in the energy portfolio increased approximately $35 million from March 31, 2016 to $798 million, or approximately 54% of the total energy portfolio. Criticized loans are defined as those which are risk rated special mention, substandard or doubtful, and include both accruing and nonaccrual loans.  The linked-quarter increase in criticized loans included a $99 million increase in the energy support sector partially offset by a $64 million decrease in the upstream, or reserve-based lending (“RBL”), sector.  Nonperforming energy loans totaled $197 million, up approximately $38 million from March 31, 2016.  The increase in nonperforming included a $51 million increase in the support sector partially offset by a $13 million decrease in the upstream sector.  The recent increase in energy prices has benefited the upstream sector more than the support sector and management expects a lag on the turnaround timing for the support sector which could result in continued downgrades and an increase in nonperforming loans related to that sector.  The allowance for the energy portfolio remained unchanged at $111 million and now totals 7.5% of the energy portfolio, up from 6.8% at March 31, 2016.  At June 30, 2016, the Company’s total allowance for loan losses was $226 million compared to $181 million at December 31, 2015.

Energy-related loans decreased $153 million between March 31, 2016 and June 30, 2016.  The linked-quarter net decrease in the energy portfolio included approximately $180 million in payoffs and paydowns and $4 million in charge-offs, partially offset by approximately $31 million in draws on existing lines. Management continues to work to reduce the Company’s overall concentration of energy-related credits by reducing the balance of energy-related credits while implementing a number of initiatives to increase its nonenergy-related portfolio.  At June 30, 2016, the Company has approximately $746 million in unfunded commitments to its energy-related customers.  The availability of these funds generally requires the borrower to meet credit standards, maintain collateral values established in the underlying contract and not be in violation of any other contractual conditions.

The Company’s energy-related loan portfolio is diversified across a number of industries. It is comprised of loans to customers involved in both exploration and production and support services.  Approximately $1.0 billion, or 66%, of the energy portfolio is with customers who provide support services, including transportation, supply fabrication and other onshore and offshore services and products to exploration and production activities. The remaining $500 million, or 34%, is to customers engaged in oil and gas exploration and production, 90% of which is supported by proved developed producing reserves.  These customers are diversified across 12 primary basins in the U.S. and the Gulf of Mexico and by product line with approximately 60% in oil and 40% in gas. Borrowing base redeterminations for RBL loans are completed twice a year.  All credits are under review and adjustments are being made to overall commitment levels.   RBL commitments were reduced by approximately 20% on average in the spring redetermination cycle due to continued low commodity prices.

Management continues to closely monitor the impact that the sustained decrease in oil prices will have on the ability of the Company’s energy-related customers to service their debt.  Part of the ongoing monitoring includes a review of customers’ balance sheets, leverage ratios, collateral values and other critical lending metrics.  As new information becomes available, the Company could have additional risk rating downgrades.  Management believes that if further risk rating downgrades occur, they could lead to additional loan loss provisions, a higher allowance for loan losses, and additional charge-offs.  While management expects additional charge-offs in the portfolio, we continue to believe the impact of the energy cycle on the Company will be manageable and capital will remain solid.  Management estimates that net charge-offs from energy-related credits could approximate $65 to $95 million over the duration of the cycle.  During the second quarter of 2016, the Company recorded net charge-offs of $4 million on energy-related credits.  Since November 2014, the start of the current cycle, the Company has recorded approximately $25 million in net charge-offs on energy-related credits.

Additionally, management is closely monitoring the impact that depressed oil and gas prices are having on the local economies in the Company’s energy-dependent markets, particularly as it relates to our consumer and commercial real estate portfolios.  Although the Company has not experienced any significant issues in these portfolios, we could experience some credit degradation during the second half of 2016, particularly in the consumer portfolio, which may require an increase in our allowance for loan losses.

Current Economic Environment

The Federal Reserve publishes its Summary of Commentary on Current Economic Conditions (the “Beige Book”) eight times a year, most recently on July 13, 2016.  The Beige Book includes summaries from all 12 Banks in the Federal Reserve System.  Reports from the Atlanta Bank and the Dallas Bank indicated a slight expansion of economic activity throughout most of Hancock’s market area during the second quarter. However, energy-related businesses operating mainly in Hancock’s south Louisiana and Houston, Texas markets remained depressed despite an improvement in overall business activity and a small increase in the operating rig count. Individuals surveyed in the Dallas district believe that most energy-related companies will want to see a continuation of the higher energy prices for an extended period prior to making any substantial changes to business plans or increasing capital investments.  The report indicated that most individuals surveyed believe the worst in the energy sector is likely over, but there is little hope for significant growth in activity or employment before 2017.

The real estate markets for residential properties were positive across the Company’s footprint outside of the Houston area during the second quarter.  New home sales and new construction activity were up year-over-year and reflected a modest increase in home prices.  Apartment demand was strong in all markets including Houston.  New home sales and construction activity are expected to improve modestly over the next three months.

The commercial real estate market continued to improve in most areas, with growing demand for office and industrial space in certain market areas.  Commercial construction activity has increased in these sectors.  Continued improvement is expected in the commercial real estate market. However, the Houston market is the exception to this positive outlook with an overabundance of availability as sublease space continued to spike.

The Beige Book reported both retail sales activity and consumer spending were mixed with merchants expecting sales to remain flat over the next several months.  Auto sales held steady in the Texas region while slowing in other market areas. Tourism and hospitality activity had softened since the spring and is expected to remain slow for the remainder of the summer.  Wages and employment remained steady with an increasing demand for employees in the service sector.

Loan demand across most of the geographic markets that Hancock serves has declined since the last Beige Book report, as consumers and businesses continue to focus on paying down debt and the availability of credit tightens in the energy markets.  Commercial and industrial loan growth decreased and commercial real estate growth appears to have plateaued.  Individuals surveyed in the Beige Book indicated a greater level of uncertainty in their expectations due to the recent Brexit vote, and were more pessimistic compared to the last Beige Book report

Overall U.S. economic activity continued to expand at a modest pace during the second quarter, with almost all regions of the country reporting growth.  Job growth remained modest while wage pressures were minimal to modest.  Consumer spending was positive with signs of softening in the next few months.  Manufacturing activity was mixed across the country, but generally improved in most regions.  Overall, the Beige Book reported that the U.S. economic outlook remained positive, but noted individuals included in their survey were more cautious than in previous surveys with the upcoming elections and the Brexit vote driving some uncertainty.

Highlights of Second Quarter 2016 Financial Results

Net income in the second quarter of 2016 was $46.9 million, or $0.59 per diluted common share, compared to $3.8 million, or $0.05 per diluted common share, in the first quarter of 2016.  Net income was $34.8 million, or $0.44 per diluted common share, in the second quarter of 2015.  The linked-quarter increase in earnings reflects improved revenue, a lower level of expenses and a sizeable decrease in the loan loss provision.  There were no nonoperating items in the second quarter of 2016, compared to $5.0 million (pre-tax), in the first quarter of 2016, mainly related to separation pay.  There were nonoperating items of $8.9 million (pre-tax) in the second quarter of 2015.  The second quarter increase in earnings compared to the second quarter of 2015 was mainly related to a decrease in nonoperating items and a $16.3 million increase in taxable-equivalent (te) net interest income.  Net income for the six months ended June 30, 2016 was $50.7 million, or $0.64 per diluted common share, compared to $75.0 million, or $0.93 per diluted common share, for the six months ended June 30, 2015.  The decrease was mainly due to a $64.5 million increase in provision for loan losses mostly related to the energy portfolio.  Included in net income for the six months ended June 30, 2016 and 2015 was the negative impact from nonoperating items totaling $5.0 million and $15.9 million, respectively.

Highlights of the Company’s second quarter of 2016 results compared to the first quarter of 2016:

•	Total loans up $58 million, or 1% linked-quarter annualized; includes a decrease of approximately $153 million in energy loans outstanding

•	Energy loans declined to 9% of total loans
•	Loan loss provision of $17.2 million, down from $60.0 million
•	Net interest margin, excluding the impact from net purchase accounting accretion, up 3 basis points (bps)
•	Noninterest expense down $5.1 million (first quarter expenses included $5.0 million of nonoperating items)
•	Tangible common equity ratio up 12 bps to 7.81%
•	Allowance for the energy portfolio totals $111 million, or 7.5% of energy loans, up from 6.8% at March 31, 2016.

The total allowance for loan losses was $226.1 million at June 30, 2016, up $8.3 million from March 31, 2016.  The ratio of the allowance for loan losses to period-end loans was 1.41% at June 30, 2016, up from 1.36% at March 31, 2016.  The allowance maintained on the portion of the loan portfolio that was not purchased credit impaired (“PCI”) increased $9.2 million linked-quarter, totaling $206.5 million, while the allowance on the PCI loan portfolio decreased $0.9 million linked-quarter.

Core pre-tax, pre-provision earnings, tax-equivalent  (“core PTPP”) were $85.2 million for the second quarter of 2016, compared to $76.4 million in the first quarter of 2016 and $65.5 million in the second quarter of 2015.  Management believes core PTPP is a useful financial measure as it enables investors and others to assess the ability of the Company to generate capital to cover credit losses during a credit cycle.  The Company has established as one of its 2016 strategic objectives the desire to increase core PTPP by 25% compared to 2014.   2014 core PTPP totaled $258.7 million.  The table below provides a reconciliation of core PTPP to financial statement line items.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(in millions)	2016	2016	2015	2016	2015
Net interest income	$165.0	$162.8	$151.8	$327.8	$309.9
Tax-equivalent (te) adjustment	6.2	5.4	3.1	11.5	5.9
Net interest income (te)	171.2	168.2	154.9	339.3	316.0
Noninterest income	63.7	58.2	60.9	121.9	117.4
Noninterest expense	(150.9)	(156.0)	(158.9)	(307.0)	(312.4)
Pre-tax, pre-provision income (te)	84.0	70.4	56.9	154.2	121.0
Nonoperating items	—	5.0	8.9	5.0	15.9
Purchase accounting adjustments	1.3	1.0	(0.3)	2.4	(8.1)
Core pre-tax, pre-provision income (te)	$85.2	$76.4	$65.5	$161.6	$128.8

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) for the second quarter of 2016 was $171.2 million, up $3.0 million, or 2%, from the first quarter of 2016 primarily from average earning asset growth. Average earning assets were $21.1 billion for the second quarter of 2016, up $236 million, or 1%, from the first quarter of 2016. Net interest income, excluding the net impact of purchase accounting accretion similarly increased $3.4 million linked-quarter, as the impact on net interest income from net purchase accounting accretion related to the Peoples First and Whitney acquisitions was down $0.4 million.  For analytical purposes, management adjusts net interest income to a taxable equivalent basis using a 35% federal tax rate on tax exempt items (primarily interest on municipal securities and loans).

Net interest income (te) for the second quarter of 2016 increased $16.3 million, or 11%, compared to the second quarter of 2015. Additional net interest income earned on a $2.4 billion increase in average earning assets was partially offset by a $2.5 million reduction in net purchase accounting accretion.

Net interest income (te) for the first six months of 2016 totaled $339.3 million, a $23.3 million, or 7%, increase from the first half of 2015. Excluding a $12.2 million decrease in purchase accounting accretion, net interest income was up $35.6 million for the first six months of 2016 compared to the same period of 2015. Interest earned on loans, excluding purchase accounting accretion, increased $38.7 million as average total loans grew $1.9 billion, or 14%. Total interest earned on investment securities increased $9.3 million from both a $629 million, or 16%, increase in average investment securities and an improved mix with a $239.6 million increase in higher yielding municipal securities.

The reported net interest margin was 3.25% for the second quarter of 2016, up 2 bps from the first quarter of 2016, but down 5 bps from the second quarter of 2015.  Included in the first quarter of 2016 results were approximately $0.9 million of reversals of accrued interest, mainly from energy-related loans being placed on nonaccrual during the first quarter of 2016, that reduced the net interest margin by 2 bps. Excluding purchase accounting accretion, the net interest margin for the second quarter of 2016 was 3.15% or 3 bps higher than the first quarter of 2016, driven by a 3 bp increase in the loan yield and a 2 bp increase in the yield on securities.  Compared to the second quarter of 2015, the net interest margin, excluding net purchase accounting accretion, increased 1 bp.  A 4 bp increase in the loan yield, excluding net purchase accounting accretion, was mostly offset by a 7 bp increase in the cost of funds driven by a 16 bp increase in the cost of interest-bearing deposits resulting from the Company’s efforts to fund loan growth with deposits.

The overall reported yield on earning assets was 3.60% in the second quarter of 2016, up 3 bps from the first quarter of 2016 and 2 bps from the second quarter of 2015. The linked-quarter increase was a result of a 2 bp increase in investment portfolio yields due to a change in mix toward higher yielding municipal securities and a 1bp increase in loan yields.  The increase from second quarter 2015 was primarily the result of a 16 bp improvement in yields on the securities portfolio, partially offset by lower loan yields resulting from decline in net purchase accounting accretion.

The cost of funding earning assets was up 1 bp from the first quarter of 2016 and up 7 bps from the second quarter of 2015.  The increases compared to both the first quarter of 2016 and the second quarter of 2015 were primarily attributable to increases in deposit rates related to the Company’s deposit initiatives.

The reported net interest margin for the first six months of 2016 was 3.24% compared to 3.43% in 2015, while the net interest margin, excluding net purchase accounting accretion, declined to 3.14% in 2016 compared to 3.18% in 2015.

Changes in net interest income (te) and the net interest margin between the year-to-date periods reflected, for the most part, the same factors that affected the quarterly comparisons.

The following tables detail the components of our net interest income and net interest margin.

	Three Months Ended
	June 30, 2016			March 31, 2016			June 30, 2015
(dollars in millions)	Volume	Interest	Rate	Volume	Interest	Rate	Volume	Interest	Rate
Average earning assets
Commercial & real estate loans (te) (a) (b)	$11,990.7	$115.0	3.86%	$11,713.2	$111.7	3.83%	$10,398.5	$101.6	3.92%
Residential mortgage loans	2,015.3	20.7	4.12	2,058.5	21.3	4.13	1,930.6	19.9	4.13
Consumer loans	2,053.9	26.2	5.12	2,077.1	26.3	5.10	1,809.8	23.0	5.10
Loan fees & late charges		(0.6)			(0.8)			—
Total loans (te)	16,059.9	161.3	4.03	15,848.8	158.5	4.02	14,138.9	144.5	4.10
Loans held for sale	29.1	0.2	3.43	14.8	0.2	4.28	22.9	0.2	3.88
US Treasury and government agency securities	50.0	0.2	1.68	50.1	0.2	1.67	300.0	1.2	1.54
Mortgage-backed securities and collateralized mortgage obligations	4,062.3	22.0	2.16	4,132.8	22.9	2.21	3,641.6	19.6	2.15
Municipals (te) (a)	531.4	5.5	4.13	339.1	3.6	4.27	195.5	2.2	4.54
Other securities	5.0	—	1.89	6.1	—	1.85	6.0	—	1.61
Total securities (te) (c)	4,648.7	27.7	2.38	4,528.1	26.7	2.36	4,143.1	23.0	2.22
Total short-term investments	409.3	0.5	0.47	519.0	0.6	0.47	475.9	0.3	0.23
Total earning assets (te)	$21,147.0	$189.7	3.60%	$20,910.7	$186.0	3.57%	$18,780.8	$168.0	3.58%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$6,779.6	$4.7	0.28%	$6,815.7	$4.7	0.28%	$6,656.9	$2.5	0.15%
Time deposits	2,556.7	5.7	0.90	2,258.9	4.9	0.88	2,206.9	3.8	0.69
Public funds	2,302.1	2.2	0.39	2,173.5	2.1	0.38	1,890.4	1.3	0.28
Total interest-bearing deposits	11,638.4	12.6	0.44	11,248.1	11.7	0.42	10,754.2	7.6	0.28
Short-term borrowings	1,351.2	0.9	0.27	1,564.8	1.0	0.26	896.0	0.2	0.08
Long-term debt	471.9	5.0	4.26	483.3	5.1	4.20	510.3	5.3	4.18
Total borrowings	1,823.1	5.9	1.30	2,048.1	6.1	1.19	1,406.3	5.5	1.57
Total interest-bearing liabilities	13,461.5	18.5	0.55%	13,296.2	17.8	0.54%	12,160.5	13.1	0.43%
Net interest-free funding sources	7,685.5			7,614.5			6,620.3
Total cost of funds	$21,147.0	$18.5	0.35%	$20,910.7	$17.8	0.34%	$18,780.8	13.1	0.28%
Net interest spread (te)		$171.2	3.05%		$168.2	3.03%		$154.9	3.15%
Net interest margin	$21,147.0	$171.2	3.25%	$20,910.7	$168.2	3.23%	$18,780.8	$154.9	3.30%

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities.

	Six Months Ended

	June 30, 2016			June 30, 2015

(dollars in millions)	Volume	Interest	Rate	Volume	Interest	Rate
Average earning assets
Commercial & real estate loans (te) (a) (b)	$11,851.9	$226.7	3.84%	$10,317.3	$208.4	4.07%
Residential mortgage loans	2,036.9	42.0	4.12	1,916.8	40.4	4.21
Consumer loans	2,065.5	52.5	5.11	1,770.7	44.9	5.12
Loan fees & late charges		(1.4)			0.3
Total loans (te)	15,954.3	319.8	4.03	14,004.8	294.0	4.23
Loans held for sale	21.9	0.4	3.72	19.2	0.3	3.30
US Treasury and government agency securities	50.0	0.4	1.68	287.6	2.2	1.56
Mortgage-backed securities and collateralized mortgage obligations	4,097.6	44.8	2.19	3,467.1	38.2	2.21
Municipals (te) (a)	435.3	9.1	4.18	195.7	4.5	4.58
Other securities	5.6	0.1	1.87	8.8	0.2	3.51
Total securities (te) (c)	4,588.5	54.4	2.37	3,959.2	45.1	2.28
Total short-term investments	464.2	1.1	0.47	566.4	0.7	0.22
Total earning assets (te)	$21,028.9	$375.7	3.59%	$18,549.6	$340.1	3.69%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$6,797.6	$9.4	0.28%	$6,582.3	$4.7	0.14%
Time deposits	2,407.8	10.7	0.89	2,222.8	7.5	0.68
Public funds	2,237.8	4.3	0.38	1,853.1	2.5	0.28
Total interest-bearing deposits	11,443.2	24.4	0.43	10,658.2	14.7	0.28
Short-term borrowings	1,458.0	1.9	0.26	908.2	0.4	0.08
Long-term debt	477.6	10.1	4.23	461.0	9.0	3.92
Total borrowings	1,935.6	12.0	1.24	1,369.2	9.4	1.37
Total interest-bearing liabilities	13,378.8	36.4	0.55%	12,027.4	24.1	0.40%
Net interest-free funding sources	7,650.1			6,522.2
Total cost of funds	$21,028.9	$36.4	0.35%	$18,549.6	$24.1	0.26%
Net interest spread (te)		$339.3	3.04%		$316.0	3.29%
Net interest margin	$21,028.9	$339.3	3.24%	$18,549.6	$316.0	3.43%

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities.

Due to the significant, unsustainable contribution from purchase accounting accretion, management believes that net interest income, excluding net purchase accounting accretion, and net interest margin, excluding net purchase accounting accretion, provide investors with meaningful financial measures of the Company’s performance over time.  The following table provides a reconciliation of reported and net interest income excluding net purchase accounting accretion and reported and net interest margin excluding net purchase accounting accretion.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars in millions)	2016	2016	2015	2016	2015
Net interest income (te) (a)	$171.2	$168.2	$154.9	$339.3	$316.0
Purchase accounting adjustments
Loan discount accretion	5.8	6.4	8.7	12.3	25.1
Bond premium amortization	(0.6)	(0.7)	(1.0)	(1.4)	(2.1)
Net purchase accounting accretion	5.2	5.7	7.7	10.9	23.0
Net interest income (te), excluding net purchase accounting accretion	$166.0	$162.5	$147.2	$328.4	$293.0
Average earning assets	$21,147.0	$20,910.7	$18,780.8	$21,028.9	$18,549.6
Net interest margin - reported	3.25%	3.23%	3.30%	3.24%	3.43%
Net purchase accounting adjustments	0.10%	0.11%	0.16%	0.10%	0.25%
Net interest margin, excluding net purchase accounting accretion	3.15%	3.12%	3.14%	3.14%	3.18%

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.

Provision for Loan Losses

During the second quarter of 2016, the Company recorded a total provision for loan losses of $17.2 million, down $42.8 million from the first quarter of 2016 and up $10.6 million from the second quarter of 2015.  The first quarter of 2016 provision included $50 million related to the energy portfolio.  The increase from the second quarter of 2015 is due to a $6.6 million increase in net charge-offs, $4 million of which is related to a single energy credit.  The provision for the PCI portfolio was $0.2 million for the three months ended June 30, 2016, compared to a credit of $0.9 million for the same period prior year.  For the three months ended March 31, 2016, the provision for the PCI portfolio was a credit of $0.5 million.  The credits to provision for the PCI portfolio were primarily due to reductions in expected losses.  For the first six months of 2016, the total provision for loan losses was $77.2 million, up from $12.8 million for the same period in 2015.  The increase over prior year is due to the additional provision related to the energy portfolio recorded in the first quarter of 2016 discussed above.

The section in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses and Asset Quality” provides additional information on changes in the allowance for loan losses and general credit quality.  Certain differences in the determination of the allowance for loan losses for originated loans and for PCI  loans, including loans covered under a loss share agreement with the FDIC  are described in Note 3 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Noninterest Income

Noninterest income totaled $63.7 million for the second quarter of 2016, up $5.5 million, or  9%, from the first quarter of 2016 as virtually all categories increased.  Increases in secondary mortgage market operations, income from bank-owned life insurance and trust fees were the primary factors in the linked quarter improvement. Compared to the second quarter of 2015, noninterest income was up $2.8 million, or 5%.  Secondary mortgage market operations and income from bank-owned life insurance increased in the second quarter of 2016 relative to the same period in 2015. These increases were partially offset by declines in derivative income and insurance commissions.  Noninterest income totaled $121.9 million for the first six months of 2016, up $4.5 million, or 4%, from the first six months of 2015.

The components of noninterest income are presented in the following table for the indicated periods.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2016	2016	2015	2016	2015
Service charges on deposit accounts	$18,394	$18,383	$17,908	$36,777	$35,223
Trust fees	12,089	11,224	11,795	23,313	22,995
Bank card and ATM fees	11,954	11,348	11,868	23,302	23,051
Investment and annuity fees	5,043	4,933	4,838	9,976	9,888
Secondary mortgage market operations	4,176	2,912	3,618	7,088	6,282
Insurance commissions and fees	1,240	1,307	2,595	2,547	4,349
Amortization of FDIC loss share receivable	(1,526)	(1,613)	(1,273)	(3,139)	(2,470)
Income from bank-owned life insurance	4,501	2,550	2,671	7,051	5,337
Credit related fees	2,267	2,357	2,611	4,624	5,068
Derivative income (loss)	533	(139)	1,464	394	1,412
Net gain (loss) on sale of assets	1,801	1,765	(62)	3,566	(55)
Safety deposit box income	413	478	429	891	915
Other miscellaneous	2,041	2,335	2,412	4,376	5,092
Securities transactions	768	346	-	1,114	333
Total noninterest income	$63,694	$58,186	$60,874	$121,880	$117,420

Service charges on deposits totaled $18.4 million for the second quarter of 2016, virtually unchanged from the first quarter of 2016, but up $0.5 million, or 3%, from the second quarter of 2015. The increase from the second quarter of 2015 was due to increases in both fees from commercial products and in consumer overdraft fees.

Bank card and ATM fees totaled $12.0 million for the quarter ended June 30, 2016, up $0.6 million, or 5%, from the first quarter of 2016, primarily due to seasonality and new product enhancements.  Compared to the same period a year ago, bank card and ATM fees were up slightly.

Secondary mortgage market operations fee income increased $1.3 million, or 43%, from the first quarter of 2016, and $0.6 million, or 15%, compared to the second quarter of 2015. In addition to seasonality, which impacted the linked-quarter comparison, the increases are mainly related to a combination of the addition of several new mortgage originators hired in the fourth quarter of 2015 and first quarter of 2016 and a lower interest rate environment for mortgage related products. Combined, these factors led to a significantly higher level of loan originations in the second quarter of 2016 compared to both the first quarter of 2016 and the second quarter of 2015.

Insurance commissions and fees totaled $1.2 million in the second quarter of 2016, down $0.1 million linked-quarter and down $1.4 million compared to the second quarter of 2015.  In the third quarter of 2015, the Company elected to exit its title insurance operation to focus on more profitable areas. The title insurance operation contributed approximately $1 million in fee income quarterly.

Amortization of the FDIC loss share receivable totaled $1.5 million in the second quarter of 2016 compared to $1.6 million in the first quarter of 2016 and $1.3 million in the second quarter of 2015.

Income from bank-owned life insurance was up $2.0 million, or 77%, linked quarter, and up $1.8 million, or 69% compared to the second quarter of 2015 due to an increase in the amount of bank-owned policies and the proceeds from death benefit claims.

Income on our customer interest rate derivative program resulted in a $0.5 million net gain for the second quarter of 2016 compared to a $0.1 million net loss in the first quarter of 2016 and a $1.5 million net gain in the second quarter of 2015.  This income is volatile in nature and is dependent upon both customer sales activity and market value adjustments due to interest rate movement.

Noninterest Expense

Noninterest expense for the second quarter of 2016 was $150.9 million, down $5.1 million, or 3%, from the first quarter of 2016, and down $8.0 million, or 5%, from the second quarter of 2015.  Total noninterest expense for the first six months of 2016 was $307.0 million, a $5.5 million, or 2%, decrease from the first half of 2015. The variances from prior periods resulted from declines in nonoperating expenses. Excluding nonoperating expense items, noninterest expense for the second quarter of 2016 was virtually unchanged from the prior quarter and up less than $1.0 million from the second quarter of 2015. For the first six months of 2016, operating expenses totaled $302.0 million, a $5.8 million, or 2%, increase over the same period in 2015.

There were no nonoperating expenses in the second quarter of 2016 compared to $5.0 million in the first quarter of 2016 and $8.9 million in the second quarter of 2015.  Nonoperating expenses totaled $5.0 million year-to-date 2016 compared to $16.2 million in 2015. Nonoperating expenses for the first quarter of 2016 were almost all related to separation costs included in personnel expenses.  The nonoperating expenses in the second quarter of 2015 included approximately $4.7 million related to branch closings and asset dispositions as part of the Company’s branch rationalization process, $1.9 million related to the resolution of FDIC denied loss share claims and $2.3 million of consulting and professional fees related to investments in technology to enhance the Company’s risk management processes.  The first quarter of 2015 primarily consisted of consulting and professional fees related to technology enhancements for the Company’s risk management process as well as a net premium related to the sale of four Houston branches.

The following discussion of the components of noninterest expenses excludes nonoperating expenses for each period.

Personnel expense totaled $84.2 million for the second quarter of 2016, virtually flat compared to the first quarter of 2016, and up $1.7 million, or 2%, compared to the second quarter of 2015 primarily due to higher benefit costs.    In the first half of 2016 personnel expenses totaled $169.0 million, a $6.3 million, or 4% increase over 2015.

Occupancy and equipment expenses totaled $13.5 million in the second quarter of 2016, down $0.7 million, or 5%, linked quarter and down $2.4 million, or 15%, compared to the second quarter of 2015.  This decrease is attributable to a number of cost control measures implemented during the past eighteen months, including eliminating excess space through consolidation of certain back office areas and more efficient space planning.  Year-to-date occupancy and equipment expenses totaled $27.6 million, compared to $30.9 million in the first half of 2015.

All other expenses, excluding amortization of intangibles and nonoperating expense items, totaled $48.2 million for the second quarter of 2016, a $1.2 million, or 2%, increase from the first quarter of 2016.  These expenses totaled $45.5 million in the second quarter of 2015. For the first six months of 2016 all other expenses, excluding amortization of intangibles and nonoperating expense items totaled $95.3 million, a $5.1 million, or 6% increase over year-to-date 2015. The major component of the increases compared to prior periods was deposit insurance and regulatory fees that have grown due to asset growth and an increased level of criticized assets.

The components of noninterest expense are presented in the following table for the indicated periods.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2016	2016	2015	2016	2015
Operating expense
Compensation expense	$70,233	$69,438	$69,771	$139,671	$134,318
Employee benefits	14,004	15,303	12,762	29,307	28,332
Personnel expense	84,237	84,741	82,533	168,978	162,650
Net occupancy expense	10,394	10,356	11,765	20,750	22,927
Equipment expense	3,080	3,774	4,079	6,854	8,012
Data processing expense	14,370	14,207	13,926	28,577	27,462
Professional services expense	7,712	7,440	6,091	15,152	12,411
Amortization of intangibles	5,005	5,124	6,148	10,129	12,466
Telecommunications and postage	3,272	3,361	3,470	6,633	7,121
Deposit insurance and regulatory fees	6,049	5,397	4,213	11,446	7,808
Other real estate expense, net	350	445	501	795	957
Advertising	2,693	2,357	2,127	5,050	4,284
Ad valorem and franchise taxes	2,340	2,303	2,736	4,643	5,451
Printing and supplies	1,065	1,111	1,158	2,176	2,375
Insurance expense	829	835	928	1,664	1,850
Travel expense	1,079	949	1,307	2,028	2,525
Entertainment and contributions	2,001	1,632	1,736	3,633	3,375
Tax credit investment amortization	1,833	1,743	2,096	3,576	4,191
Other miscellaneous	4,633	5,279	5,176	9,912	10,326
Total operating expense	$150,942	$151,054	$149,990	$301,996	$296,191
Nonoperating expense items	—	4,978	8,927	4,978	16,241
Total noninterest expense	$150,942	$156,032	$158,917	$306,974	$312,432

Income Taxes

The effective income tax rate for both the first and second quarters of 2016 was approximately 23%, compared to 26% in the second quarter of 2015.  Management expects the effective tax rate for the remainder of 2016 will approximate 22% to 24%.  The Company’s effective tax rate varies from the 35% federal statutory rate primarily because of tax-exempt income and the use of tax credits.  Interest income on bonds issued by or loans to state and municipal governments and authorities, and earnings from the bank-owned life insurance program are the major components of tax-exempt income.  The main source of tax credits has been investments in tax-advantaged securities and tax credit projects.  These investments are made primarily in the markets the Company serves and are directed at tax credits issued under the Qualified Zone Academy Bonds (“QZAB”), Qualified School Construction Bonds (“QSCB”), Federal and State New Market Tax Credit (“NMTC”) and Low-Income Housing Tax Credit (“LIHTC”) programs. The investments generate tax credits, which reduce current and future taxes and are recognized when earned as a benefit in the provision for income taxes.

During 2008, 2011 and 2013, the Bank’s Community Development Entity (CDE) was awarded three federal NMTC allocations totaling $148 million.  In addition to investing in federal and state NMTC projects through its own CDE, the Bank has invested in projects in other unrelated CDEs.  Since 2008, the Bank has invested in NMTC projects generating approximately $104 million in federal and state tax credits.  Federal tax credits from NMTC investments are recognized over a seven-year period, while recognition of the benefits from state tax credits varies from three to five years.

The Company intends to continue making investments in tax credit projects and qualified bonds.  However, its ability to access new credits will depend upon, among other factors, federal and state tax policies and the level of competition for such credits.  Based on tax credit investments that have been made to date, the Company expects to realize benefits from federal and state tax credits totaling $9.3 million, $7.5 million and $5.6 million for 2017, 2018, and 2019, respectively.

The following table reconciles reported income tax expense to that computed at the statutory federal tax rate for the indicated periods.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2016	2016	2015	2016	2015
Taxes computed at statutory rate	$21,184	$1,734	$16,499	$22,918	$35,761
Tax credits:
QZAB/QSCB	(681)	(697)	(730)	(1,378)	(1,460)
NMTC - Federal and State	(2,009)	(1,830)	(1,829)	(3,839)	(4,402)
LIHTC	24	(12)	(25)	12	(49)
Total tax credits	(2,666)	(2,539)	(2,584)	(5,205)	(5,911)
State income taxes, net of federal income tax benefit	762	293	742	1,055	1,470
Tax-exempt interest	(3,407)	(3,053)	(1,783)	(6,460)	(3,493)
Bank owned life insurance	(1,573)	(890)	(948)	(2,463)	(1,867)
Impact from interim estimated effective tax rate	(879)	5,382	246	4,503	899
Other, net	197	188	139	385	328
Income tax expense	$13,618	$1,115	$12,311	$14,733	$27,187

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

Selected Financial Data

The following tables contain selected financial data as of the dates and for the periods indicated.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2016	2016	2015	2016	2015
Common Share Data
Earnings per share:
Basic	$0.59	$0.05	$0.44	$0.64	$0.93
Diluted	$0.59	$0.05	$0.44	$0.64	$0.93
Cash dividends paid	$0.24	$0.24	$0.24	$0.48	$0.48
Book value per share (period-end)	$31.77	$31.24	$31.12	$31.77	$31.12
Tangible book value per share (period-end)	$22.50	$21.90	$21.63	$22.50	$21.63
Weighted average number of shares (000s):
Basic	77,523	77,501	77,951	77,512	78,719
Diluted	77,680	77,672	78,115	77,676	78,881
Period-end number of shares (000s)	77,538	77,508	78,094	77,538	78,094
Market data:
High sales price	$27.84	$25.84	$32.98	$27.84	$32.98
Low sales price	$21.93	$20.01	$28.02	$20.01	$24.96
Period-end closing price	$26.11	$22.96	$31.91	$26.11	$31.91
Trading volume (000s) (a)	41,668	56,319	40,162	97,987	92,029

(a)	Trading volume is based on the total volume as determined by NASDAQ on the last day of the quarter.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2016	2016	2015	2016	2015
Income Statement:
Interest income	$183,506	$180,641	$164,920	$364,147	$334,007
Interest income (te) (a)	189,702	185,984	168,008	375,686	340,051
Interest expense	18,537	17,805	13,129	36,342	24,058
Net interest income (te)	171,165	168,179	154,879	339,344	315,993
Provision for loan losses	17,196	60,036	6,608	77,232	12,762
Noninterest income	63,694	58,186	60,874	121,880	117,420
Securities transactions gains, net					—
Noninterest expense (excluding amortization of intangibles)	145,937	150,908	152,769	296,845	299,966
Amortization of intangibles	5,005	5,124	6,148	10,129	12,466
Income before income taxes	60,525	4,954	47,140	65,479	102,175
Income tax expense	13,618	1,115	12,311	14,733	27,187
Net income	$46,907	$3,839	$34,829	$50,746	$74,988

(a)	For analytical purposes, management adjusts net interest income to a “taxable equivalent” basis using a 35% federal tax rate on tax exempt items (primarily interest on municipal securities and loans).

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2016	2016	2015	2016	2015
Performance Ratios
Return on average assets	0.82%	0.07%	0.67%	0.44%	0.73%
Return on average common equity	7.76%	0.64%	5.75%	4.20%	6.20%
Return on average tangible common equity	11.04%	0.91%	8.28%	5.98%	8.94%
Earning asset yield (te)	3.60%	3.57%	3.58%	3.59%	3.69%
Total cost of funds	0.35%	0.34%	0.28%	0.35%	0.26%
Net interest margin	3.25%	3.23%	3.30%	3.24%	3.43%
Noninterest income to total revenue (te)	27.12%	25.70%	28.21%	26.43%	27.09%
Efficiency ratio (a)	62.14%	64.47%	66.67%	63.28%	65.46%
Average loan/deposit ratio	85.80%	86.69%	83.85%	86.24%	83.99%
FTE employees (period-end)	3,723	3,819	3,825	3,723	3,825
Capital Ratios
Common stockholders' equity to total assets	10.68%	10.61%	11.29%	10.68%	11.29%
Tangible common equity ratio	7.81%	7.69%	8.13%	7.81%	8.13%

(a)	The efficiency ratio is noninterest expense to total net interest (te) and noninterest income, excluding amortization of purchased intangibles and nonoperating expense.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(in thousands)	2016	2016	2015	2016	2015
Asset Quality Information
Nonaccrual loans (a)	$265,722	$237,303	$118,445	$265,722	$118,445
Restructured loans - still accruing	35,974	45,620	7,966	35,974	7,966
Total nonperforming loans	301,696	282,923	126,411	301,696	126,411
Other real estate (ORE) and foreclosed assets	23,374	24,032	38,630	23,374	38,630
Total nonperforming assets	$325,070	$306,955	$165,041	$325,070	$165,041
Accruing loans 90 days past due (a)	$7,982	$9,226	$3,478	$7,982	$3,478
Net charge-offs - non-purchased credit impaired	7,803	21,299	1,210	29,102	4,864
Net charge-offs - purchased credit impaired	(147)	(67)	582	(214)	3,037
Allowance for loan losses	226,086	217,794	131,087	226,086	131,087
Provision for loan losses	17,196	60,036	6,608	77,232	12,762
Ratios:
Nonperforming assets to loans, ORE and foreclosed assets	2.02%	1.92%	1.15%	2.02%	1.15%
Accruing loans 90 days past due to loans	0.05%	0.06%	0.02%	0.05%	0.02%
Nonperforming assets + accruing loans 90 days past due to loans, ORE and foreclosed assets	2.07%	1.98%	1.17%	2.07%	1.17%
Net charge-offs - non-purchase credit impaired to average loans	0.20%	0.54%	0.03%	0.37%	0.07%
Allowance for loan losses to period-end loans	1.41%	1.36%	0.91%	1.41%	0.91%
Allowance for loan losses to nonperforming loans + accruing loans 90 days past due	73.01%	74.55%	100.92%	73.01%	100.92%

(a)

Nonaccrual loans and accruing loans past due 90 days or more do not include purchased credit impaired loans with an accretable yield. Included in nonaccrual loans are $34.8 million, $18.3 million, and $4.9 million in restructured loans at June 30, 2016, March 31, 2016, and June 30, 2015, respectively.    Purchased credit impaired loans include loans covered by an FDIC loss share agreement totaling $160.0 million, $168.1 million and $179.0 million as of 6/30/16, 3/31/16 and 6/30/15, respectively.

	June 30,	March 31,	December 31,	September 30,	June 30,
(in thousands)	2016	2016	2015	2015	2015
Period-End Balance Sheet
Total loans, net of unearned income (a)	$16,035,796	$15,978,124	$15,703,314	$14,763,050	$14,344,752
Loans held for sale	42,297	24,001	20,434	19,764	21,304
Securities	4,806,370	4,667,837	4,463,792	4,548,922	4,445,452
Short-term investments	153,159	151,551	565,555	194,414	598,455
Earning assets	21,037,622	20,821,513	20,753,095	19,526,150	19,409,963
Allowance for loan losses	(226,086)	(217,794)	(181,179)	(139,576)	(131,087)
Goodwill	621,193	621,193	621,193	621,193	621,193
Other intangible assets, net	97,409	102,414	107,538	113,229	119,256
Other assets (c)	1,533,652	1,482,044	1,532,958	1,481,797	1,513,499
Total assets	$23,063,790	$22,809,370	$22,833,605	$21,602,793	$21,532,824
Noninterest-bearing deposits	$7,151,416	$7,108,598	$7,276,127	$6,075,558	$6,180,814
Interest-bearing transaction and savings deposits	6,754,513	7,043,484	6,767,881	7,360,677	6,994,603
Interest-bearing public funds deposits	2,354,234	2,152,903	2,253,645	1,768,133	1,962,589
Time deposits	2,556,706	2,351,165	2,051,259	2,235,580	2,163,782
Total interest-bearing deposits	11,665,453	11,547,552	11,072,785	11,364,390	11,120,974
Total deposits	18,816,869	18,656,150	18,348,912	17,439,948	17,301,788
Short-term borrowings	1,095,107	1,100,787	1,423,644	1,049,182	1,079,193
Long-term debt (c)	468,028	471,245	490,145	491,820	501,760
Other liabilities	220,421	160,148	157,761	168,282	220,043
Stockholders' equity	2,463,365	2,421,040	2,413,143	2,453,561	2,430,040
Total liabilities & stockholders' equity	$23,063,790	$22,809,370	$22,833,605	$21,602,793	$21,532,824

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2016	2016	2015	2015	2015
Average Balance Sheet
Total loans, net of unearned income (a)	$16,059,846	$15,848,770	$14,138,904	$15,954,308	$14,004,895
Loans held for sale	29,053	14,822	22,883	21,937	19,245
Securities (b)	4,648,807	4,528,090	4,143,097	4,588,449	3,959,069
Short-term investments	409,323	518,986	475,887	464,155	566,380
Earning assets	21,147,029	20,910,668	18,780,771	21,028,849	18,549,589
Allowance for loan losses	(220,679)	(183,264)	(130,124)	(201,971)	(130,170)
Goodwill and other intangible assets	721,031	726,094	743,435	723,563	747,050
Other assets (c)	1,491,210	1,479,017	1,475,325	1,485,112	1,490,403
Total assets	$23,138,591	$22,932,515	$20,869,407	$23,035,553	$20,656,872
Noninterest-bearing deposits	$7,079,426	$7,033,680	$6,107,900	$7,056,553	$6,016,623
Interest-bearing transaction and savings deposits	6,779,565	6,815,703	6,656,911	6,797,634	6,582,277
Interest-bearing public fund deposits	2,302,096	2,173,435	1,890,364	2,237,766	1,853,111
Time deposits	2,556,668	2,258,936	2,206,913	2,407,802	2,222,771
Total interest-bearing deposits	11,638,329	11,248,074	10,754,188	11,443,202	10,658,159
Total deposits	18,717,755	18,281,754	16,862,088	18,499,755	16,674,782
Short-term borrowings	1,351,227	1,564,804	896,014	1,458,015	908,158
Long-term debt (c)	471,924	483,348	510,314	477,636	460,958
Other liabilities	167,680	170,862	170,281	169,271	173,732
Stockholders' equity	2,430,005	2,431,747	2,430,710	2,430,876	2,439,242
Total liabilities & stockholders' equity	$23,138,591	$22,932,515	$20,869,407	$23,035,553	$20,656,872

(a)	Includes nonaccrual loans.
(b)	Average securities do not include unrealized holding gains/losses on available for sale securities.
(c)	Prior periods have been restated to reclassify debt issuance costs from other assets to net against the related debt.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, as well as maturities and repayments of investment securities.  Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements.  Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window.  As shown in the table below, our ratio of free securities to total securities was 28.39% at June 30, 2016, compared to 25.47% at March 31, 2016 and 27.37% at June 30, 2015.  The linked-quarter increase was due in part to the overall increase in the investment securities portfolio.

	June 30,	March 31,	December 31,	September 30,	June 30,
Liquidity Metrics	2016	2016	2015	2015	2015
Free securities / total securities	28.39%	25.47%	20.29%	33.68%	27.37%
Core deposits / total deposits	91.99%	92.95%	94.90%	93.50%	93.56%
Wholesale funds / core deposits	9.03%	9.07%	10.99%	9.48%	9.80%
Quarter-to-date average loans /quarter-to-date average deposits	85.80%	86.69%	85.28%	83.82%	83.85%

The liability portion of the balance sheet provides liquidity mainly through the Company’s ability to use cash sourced from various customers’ interest-bearing and noninterest-bearing deposit and sweep accounts.  Core deposits consist of total deposits less certificates of deposits (“CDs”) of $250,000 or more, brokered deposits, and balances in sweep time deposit products used by commercial customers. The ratio of core deposits to total deposits was 91.99% at June 30, 2016, compared to 92.95% at March 31, 2016 and 93.56 % at June 30, 2015.  Brokered deposits totaled $959 million as of June 30, 2016, a $228 million increase from March 31, 2016, and up $741 million compared to June 30, 2015. The Company’s use of brokered deposits as a funding source is subject to very strict parameters regarding the terms and interest rate.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings provide additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, our short-term borrowing capacity includes an approved line of credit with the FHLB of $3.0 billion and borrowing capacity at the Federal Reserve’s discount window of $1.7 billion at June 30, 2016.  Wholesale funds, which are comprised of short-term borrowings and long-term debt, were 9.03% of core deposits at June 30, 2016, compared to 9.07% at March 31, 2016 and 9.80% at June 30, 2015.  The decrease from June 30, 2015 primarily reflects a $1.1 billion increase in core deposits.  FHLB borrowings totaled $675 million at both June 30, 2016 and March 31, 2016.  FHLB borrowings were $900 million at year end 2015 and $600 million at June 30, 2015.  No amounts had been borrowed at the Federal Reserve’s discount window in any period. See the discussion on “Balance Sheet Analysis - Deposits” for more information.

Another key measure the Company uses to monitor its liquidity position is the loan-to-deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding).  The loan-to-deposit ratio measures the amount of funds the Company lends out for each dollar of deposits on hand.  The Company’s loan-to-deposit ratio for the second quarter of 2016 was 85.80%,  an 89 bp decrease from the first quarter of 2016, and an increase of 195 bps from June 30,  2015.  The linked-quarter decrease was primarily the result of deposit growth. The increase in the loan-to-deposit ratio from June 30, 2015 was the result of 14% average loan growth outpacing 11% deposit growth. The Company has established an internal target range for the loan-to-deposit ratio from 83% to 87%.

Cash generated from operations is another important source of funds to meet liquidity needs.  The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the six months ended June 30, 2016 and 2015.

Dividends received from the Bank have been the primary source of funds available to the Company for the payment of dividends to our stockholders and for servicing debt issued by the parent company. The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends the Bank can distribute to the Company.  The Company maintains cash and other liquid assets at the parent company to provide liquidity sufficient to fund six quarters of anticipated common stockholder dividends.

CAPITAL RESOURCES

Stockholders’ equity totaled $2.5 billion at June 30, 2016, up $42 million, or 2% compared to March 31, 2016 and up $50 million, or 2% from year end.  The tangible common equity ratios were 7.81% at June 30, 2016 and 7.69% at March 31, 2016. This ratio was 8.13% at June 30, 2015 with the decline primarily due to $1.5 billion in asset growth.  The Company has established an internal target for the tangible common equity ratio of at least 8.00%. However, management will allow the Company’s tangible common equity ratio to drop below 8.00% on a temporary basis if it believes that the shortfall can be replenished through normal operations.

On August 28, 2015, the Company’s Board of Directors approved a stock repurchase plan that authorizes the repurchase of up to 5%, or approximately 3.9 million shares of its outstanding common stock. The approved plan allows the Company to repurchase its common shares either in the open market in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions with non-affiliated sellers or as otherwise determined by the Company from time to time until September 30, 2016. Under this plan, the Company has repurchased 741,393 shares of its common stock at an average price of $27.44 per share.  There were no share repurchases during the first half of 2016, as management has placed the stock repurchase plan on hold until we see evidence of an emergent recovery in the current energy cycle.

At June 30, 2016, the regulatory capital ratios of the Company and the Bank were well in excess of current regulatory minimum requirements, as indicated in the table below.  The Company and the Bank have been categorized as “well-capitalized” in the most recent notices received from our regulators and both currently exceed all capital requirements of the new rule, including the fully phased-in conservation buffer.  See the Supervision and Regulation section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion of the Company’s capital requirements.

The following table shows the regulatory capital ratios for the Company and the Bank as calculated under current rules for the indicated periods.

	June 30,	March 31,	December 31,	September 30,	June 30,
	2016	2016	2015	2015	2015
Total capital (to risk weighted assets)
Hancock Holding Company	11.96%	11.75%	11.86%	12.32%	12.53%
Whitney Bank	11.70%	11.56%	11.73%	12.04%	12.04%
Tier 1 common equity capital (to risk weighted assets)
Hancock Holding Company	9.95%	9.69%	9.96%	10.56%	10.77%
Whitney Bank	10.48%	10.30%	10.64%	11.13%	11.16%
Tier 1 capital (to risk weighted assets)
Hancock Holding Company	9.95%	9.69%	9.96%	10.56%	10.77%
Whitney Bank	10.48%	10.30%	10.64%	11.13%	11.16%
Tier 1 leverage capital
Hancock Holding Company	8.22%	8.14%	8.55%	8.85%	9.07%
Whitney Bank	8.69%	8.68%	9.16%	9.36%	9.43%

Regulatory definitions:

(1)	Tier 1 common equity capital generally includes common equity and retained earnings, reduced by goodwill and other disallowed intangibles, disallowed deferred tax assets and certain other assets.
(2)	Tier 1 capital consists of Tier 1 common equity capital plus non-controlling interest in equity of consolidated subsidiaries and a limited amount of qualifying perpetual preferred stock.
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

BALANCE SHEET ANALYSIS

Securities

Investment in securities totaled $4.8 billion at June 30, 2016, up $139 million from March 31, 2016 and $361 million from June 30, 2015.  During the second quarter of 2016, the Company purchased approximately $350 million of mortgage-backed securities and municipal securities at an average yield of 2.64%.  At June 30, 2016, securities available for sale totaled $2.3 billion and securities held to maturity totaled $2.5 billion.

The securities portfolio consists mainly of residential mortgage-backed securities and collateralized mortgage obligations issued or guaranteed by U.S. government agencies.  The portfolio is designed to enhance liquidity while providing an acceptable rate of return.  The Company invests only in high quality securities of investment grade quality with a targeted effective duration for the overall portfolio of between two and five.  The effective duration calculates the price sensitivity to changes in interest rates.  At June 30, 2016, the average maturity of the portfolio was 5.0 years with an effective duration of 3.39 and a weighted-average yield of 2.43%. Management simulations indicate that the effective duration would increase to 4.07 with a 100 bps increase in the yield curve and to 4.35 with a 200 bps increase.  At December 31, 2015, the average maturity of the portfolio was 4.90 years with an effective duration of 3.89 and a weighted-average yield of 2.33%.  The 10 bps increase in the weighted average security portfolio yield between

December 31, 2015 and June 30, 2016 is primarily the result of an improved mix with an increase in the amount of higher yielding municipal securities in the portfolio.

Loans

Total loans at June 30, 2016 were $16.0 billion, up slightly from March 31, 2016, and up $1.7 billion, or 12%, compared to June 30, 2015.  Most regions across the footprint reported net loan growth during the quarter (excluding the impact of energy payoffs and paydowns).  Loans to energy-related companies declined approximately $153 million linked-quarter.  Excluding the energy portfolio, loans would have increased 6% linked-quarter annualized.  Management expects continued growth across the footprint to be partially offset by ongoing payoffs and paydowns in the energy portfolio.  This is expected to result in year-over-year period-end loan growth of 5% to 7% in 2016 with a bias toward the lower end of the range should the elevated levels of energy loan paydowns continue.

The Company’s commercial customer base is diversified over a range of industries, including energy, healthcare, wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, financial and professional services, and agricultural production.

At June 30, 2016, commercial and industrial (“C&I”) loans, including both non-real estate and owner occupied real estate secured loans, totaled approximately $9 billion, an increase of $193 million, or 2%, from December 31, 2015.  Included in C&I are $1.5 billion in energy-related loans, which are comprised of credits to both the exploration and production segment and the support services segment.  Energy loans comprised 9% of total loans at June 30, 2016.  The energy portfolio decreased approximately $153 million linked-quarter.  Payoffs and paydowns of approximately $180 million, plus charge-offs of $4 million, were partially offset by approximately $31 million of draws on existing lines.

The Bank lends mainly to middle-market and smaller commercial entities, although it participates in larger shared-credit loan facilities.  Shared national credits funded at June 30, 2016 totaling approximately $2.2 billion, or 14% of total loans, were down approximately $66 million from March 31, 2016 and up $137 million from December 31, 2015.  Approximately $979 million of shared national credits were with energy-related customers at June 30, 2016, down approximately $54 million from March 31, 2016 and up $23 million from December 31, 2015.

Commercial real estate – income producing loans totaled approximately $2 billion at June 30, 2016, an increase of $471 million, or 30%, from December 31, 2015.  Construction and land development loans, totaling approximately $0.9 billion at June 30, 2016, decreased approximately $271 million from December 31, 2015.  The year-to-date change in commercial real estate – income producing loans and construction and land development loans partially resulted from the transfer upon completion of a number of construction permanent loans from construction to commercial real estate – income producing.

Residential mortgages and consumer loans decreased $32 million and $29 million, respectively, during the first six months of 2016.

Allowance for Loan Losses and Asset Quality

The Company's total allowance for loan losses was $226.1 million at June 30, 2016, compared to $181.2 million at December 31, 2015.  The allowance maintained on the non-purchased credit impaired portion of the loan portfolio totaled $206.5 million, a $9.2 million linked-quarter increase, and the reserve on the purchased credit impaired loan portfolio decreased $0.9 million linked-quarter.

During the second quarter of 2016, Hancock recorded a total provision for loan losses of $17.2 million, down $42.8 million from $60.0 million in the first quarter of 2016, due largely to more stabilized results in energy.

Net charge-offs from the non-purchased credit impaired loan portfolio were $7.8 million, or 0.20% of average total loans on an annualized basis, in the second quarter of 2016 compared to $21.3 million, or 0.54% of average total loans in the first quarter of 2016.  The reduction in net charge-offs was due largely to energy-related net charge-offs decreasing from $17.3 million in the first quarter 2016 to $4.0 million in the second quarter.

The $0.9 million linked-quarter decrease in the allowance related to the purchased credit impaired loan portfolio is the result of lower projected losses.

The ratio of the allowance to period-end loans was 1.41% at June 30, 2016, compared to 1.36% at March 31, 2016.  The second quarter net increase in the allowance reflects increases in reserves for the nonenergy commercial portfolio of $7.6 million and consumer of $1.6 million, offset by the $0.9 million reduction of the purchased credit impaired reserve and essentially flat reserves for the energy and residential mortgage loan portfolios.

The following table provides a breakout of the Company’s allowance for loan losses for the energy portfolio, allocated by sector at June 30, 2016.

(in millions)	Outstanding Balance	Allocated Allowance for Loan and Lease Losses	Allowance for Loan and Lease Losses as a % of Loans
Upstream (reserve-based lending)	$502	$22	4.4%
Midstream	88	2	1.8
Support - drilling	220	22	9.9
Support - nondrilling	671	66	9.8
Total	$1,481	$111	7.5%

Management continues to closely monitor the impact that the sustained decrease in oil and natural gas prices will have on the ability of the Company’s energy-related customers to service their debt.  Part of the ongoing monitoring includes a review of customers’ balance sheets, leverage ratios, collateral values and other critical lending metrics.  As new information becomes available, additional risk rating downgrades could occur, which could lead to additional loan loss provisions, a higher allowance for loan losses, and additional charge-offs.  Management believes that any additional losses will be manageable and that capital will remain solid.  Based upon information currently available, management estimates that net charge-offs from energy-related credits could approximate $65 million to $95 million over the duration of the cycle.  See Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion of the Company’s energy portfolio and its potential impact on the allowance for loan losses.

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2016	2016	2015	2016	2015
Allowance for loan losses at beginning of period	$217,794	$181,179	$128,386	$181,179	$128,762
Loans charged-off:
Non-purchased credit impaired loans:
Commercial non real estate	4,545	17,667	518	22,212	2,215
Commercial real estate - owner-occupied	416	783	261	1,199	378
Total commercial & industrial	4,961	18,450	779	23,411	2,593
Commercial real estate - income producing	76	115	13	191	147
Construction and land development	482	110	81	592	828
Residential mortgages	417	175	83	592	1,292
Consumer	5,425	5,843	3,173	11,268	6,729
Total non-purchased credit impaired charge-offs	11,361	24,693	4,129	36,054	11,589
Purchased credit impaired loans:
Commercial non real estate	—	—	972	—	1,099
Commercial real estate - owner-occupied	—	28	—	28	15
Total commercial & industrial	—	28	972	28	1,114
Commercial real estate - income producing	—	1	—	1	2,353
Construction and land development	—	18	9	18	285
Residential mortgages	23	—	75	23	168
Consumer	8	—	—	8	140
Total purchased credit impaired charge-offs	31	47	1,056	78	4,060
Total charge-offs	11,392	24,740	5,185	36,132	15,649
Recoveries of loans previously charged-off:
Non-purchased credit impaired loans:
Commercial non real estate	993	809	1,070	1,802	2,051
Commercial real estate - owner-occupied	197	41	163	238	135
Total commercial & industrial	1,190	850	1,233	2,040	2,186
Commercial real estate - income producing	124	144	266	268	291
Construction and land development	520	605	65	1,125	1,308
Residential mortgages	179	301	144	480	449
Consumer	1,545	1,494	1,211	3,039	2,491
Total non-purchased credit impaired recoveries	3,558	3,394	2,919	6,952	6,725
Purchased credit impaired loans:
Commercial non real estate	5	3	—	8	14
Commercial real estate - owner-occupied	85	35	352	120	465
Total commercial & industrial	90	38	352	128	479
Commercial real estate - income producing	1	1	—	2	—
Construction and land development	18	35	—	53	406
Residential mortgages	2	1	2	3	2
Consumer	67	39	120	106	136
Total purchased credit impaired recoveries	178	114	474	292	1,023
Total recoveries	3,736	3,508	3,393	7,244	7,748
Net charge-offs - non-purchased credit impaired loans	7,803	21,299	1,210	29,102	4,864
Net charge-offs - purchased credit impaired loans	(147)	(67)	582	(214)	3,037
Total net charge-offs	7,656	21,232	1,792	28,888	7,901
Provision for loan losses before FDIC benefit - purchased credit impaired loans	(1,059)	(2,685)	(2,994)	(3,744)	(3,485)
Benefit attributable to FDIC loss share agreement	1,248	2,189	2,115	3,437	2,536
Provision for loan losses non-purchased credit impaired loans	17,007	60,532	7,487	77,539	13,711
Provision for loan losses, net	17,196	60,036	6,608	77,232	12,762
(Decrease) Increase in FDIC loss share receivable	(1,248)	(2,189)	(2,115)	(3,437)	(2,536)
Allowance for loan losses at end of period	$226,086	$217,794	$131,087	$226,086	$131,087
Ratios:
Gross charge-offs - non-purchased credit impaired to average loans	0.28%	0.62%	0.12%	0.45%	0.17%
Recoveries - non-purchased credit impaired to average loans	0.09%	0.09%	0.08%	0.09%	0.10%
Net charge-offs - non-purchased credit impaired to average loans	0.20%	0.54%	0.03%	0.37%	0.07%
Allowance for loan losses to period-end loans	1.41%	1.36%	0.91%	1.41%	0.91%

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, troubled debt restructurings and foreclosed and surplus ORE and other foreclosed assets.  Loans past due 90 days or more and still accruing are also disclosed.

	June 30,	December 31,
(in thousands)	2016	2015
Loans accounted for on a nonaccrual basis: (a)
Commercial non-real estate	$177,854	$83,677
Commercial non-real estate - restructured	31,508	5,066
Total commercial non-real estate	209,362	88,743
Commercial real estate - owner occupied	10,728	8,841
Commercial real estate - owner-occupied - restructured	1,033	1,160
Total commercial real estate - owner-occupied	11,761	10,001
Total commercial & industrial	221,123	98,744
Commercial real estate - income producing	8,472	10,225
Commercial real estate - income producing - restructured	539	590
Total commercial real estate - income producing	9,011	10,815
Construction and land development	3,170	15,993
Construction and land development - restructured	1,003	1,301
Total construction and land development	4,173	17,294
Residential mortgage	22,125	23,082
Residential mortgage - restructured	749	717
Total residential mortgage	22,874	23,799
Consumer	8,541	9,061
Total nonaccrual loans	$265,722	$159,713
Restructured loans - still accruing:
Commercial non-real estate	$31,391	$—
Commercial real estate - owner occupied	580	1,638
Total commercial & industrial	31,971	1,638
Commercial real estate - income producing	3,500	2,473
Construction and land development	19	20
Residential mortgage	318	106
Consumer	166	60
Total restructured loans - still accruing	35,974	4,297
Total nonperforming loans	301,696	164,010
ORE and foreclosed assets	23,374	27,133
Total nonperforming assets (b)	$325,070	$191,143
Loans 90 days past due still accruing	$7,982	$7,653
Total restructured loans	$70,806	$13,131
Ratios:
Nonperforming assets to loans plus ORE and foreclosed assets	2.02%	1.22%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	73.01%	105.54%
Loans 90 days past due still accruing to loans	0.05%	0.05%

(a)	Nonaccrual loans and accruing loans past due 90 days or more do not include PCI loans accounted for in pools with an accretable yield.
(b)	Includes total nonaccrual loans, total restructured loans - still accruing and ORE and foreclosed assets.

Nonperforming assets totaled $325 million at June 30, 2016, up $18 million from March 31, 2016 and $134 million from December 31, 2015.  During the second quarter of 2016, total nonperforming loans increased approximately $19 million while ORE and other foreclosed assets decreased approximately $1 million.  The net increase in nonperforming loans was mainly related to the movement of several energy credits to nonperforming status, totaling approximately $38 million, during the second quarter and $90 million during the first quarter.  Nonperforming assets as a percent of total loans, ORE and other foreclosed assets was 2.02% at June 30, 2016, up 10 bps from March 31, 2016, and up 80 bps from December 31, 2015.

Short-Term Investments

Short-term liquidity assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors.  Short-term liquidity investments, including interest-bearing bank deposits and federal funds sold, were $153 million at June 30, 2016. This total was virtually flat with prior quarter, but down $412 million from December 31, 2015.  These assets are highly volatile on a daily basis depending upon movement in customer loan and deposit accounts.  Average short-term investments of $409 million for the second quarter of 2016 were down $110 million compared to the first quarter of 2016, and down $35 million, or 8%, compared to the fourth quarter of 2015. See the Liquidity section above for further discussion regarding the management of its short-term investment portfolio and its impact on the Company’s liquidity in general.

Deposits

Total deposits were $18.8 billion at June 30, 2016, up $161 million, or 1%, from March 31, 2016, and $468 million, or 3%, from December 31, 2015.  Total deposits increased $1.5 billion, or 9% from June 30, 2015. Average deposits for the second quarter of 2016 were $18.7 billion, up $436 million, or 2% from the first quarter of 2016 and up $1.9 billion from the second quarter of 2015. The growth is primarily attributable to the deposit growth initiatives implemented during 2015 and greater utilization of the Company’s brokered deposits program.  Because of seasonality throughout the year, year-over-year comparisons of deposit levels are more useful than those compared to the prior year end.

Noninterest-bearing demand deposits were $7.2 billion at June 30, 2016, up $43 million, or 1%, compared to the first quarter, and were up $971 million year-over-year. In the fourth quarter of 2015, the Company redesigned its deposit product offerings, resulting in a transfer of approximately $1.2 billion of balances from interest-bearing transaction accounts to noninterest-bearing demand deposits. Management believes that the benefits included in the new suite of consumer products will minimize migration to other interest-bearing products in a rising interest rate environment.   Noninterest-bearing demand deposits comprised 38% of total deposits at June 30, 2016, down slightly from March 31, 2016, but up from 36% at June 30, 2015.

Interest-bearing transaction and savings accounts of $6.8 billion at June 30, 2016, decreased $289 million, or 4%, compared to the first quarter, and decreased $240 million, or 3%, from June 30, 2015. Excluding the $1.2 billion of deposits transferred to noninterest-bearing accounts, these deposits were up almost $1 billion mainly as a result of the deposit initiatives.

Interest-bearing public fund deposits totaled $2.4 billion at June 30, 2016, up $201 million, or 9% from March 31, 2016. This category totaled $2.3 billion at December 31, 2015 and $2.0 billion at June 30, 2015.  These deposits are seasonal in nature with normal quarterly fluctuations.

Time deposits, other than public funds, at June 30, 2016, increased $206 million, or 9% from March 31, 2016 and $393 million, or 18% compared to June 30, 2015. Virtually all of the changes in time deposits were the result of increases in brokered CDs.  As discussed in the Liquidity section, the Company uses brokered deposits, subject to strict parameters regarding terms and rates, as a short-term funding source.

Short-Term Borrowings

At June 30, 2016, short-term borrowings totaled $1.1 billion, basically unchanged from March 31, 2016, and down $329 million from December 31, 2015. FHLB borrowings decreased $225 million, or 25%, while securities sold under agreements to repurchase decreased $104 million, or 20%.  Short-term borrowings were virtually flat with June 30, 2015. Customer repurchase agreements and FHLB borrowings are the major sources of short-term borrowings. Customer repurchase agreements are offered mainly to commercial customers to assist them with their cash management strategies or to provide a temporary investment vehicle for their excess liquidity pending redeployment for corporate or investment purposes. While customer repurchase agreements provide a recurring source of funds to the Bank, the amounts available over time can be volatile.  FHLB borrowings are funds from the Federal Home Loan Bank that are collateralized by single family and commercial real estate loans included in the bank’s loan portfolio, subject to specific criteria.

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

The following table shows the commitments to extend credit and letters of credit at June 30, 2016 according to expiration date.

		Expiration Date
		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$5,625,187	$2,617,735	$1,225,717	$1,016,707	$765,028
Letters of credit	344,316	241,033	84,888	18,395	—
Total	$5,969,503	$2,858,768	$1,310,605	$1,035,102	$765,028

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

The Company completed its annual impairment test of goodwill as of December 31, 2015 and concluded that there was no impairment of goodwill.  However, the continuation of the downturn in the energy cycle combined with a continued decline in the Company’s stock price and market capitalization, and an unusually large 2016 loan loss provision throughout the first six months of the year indicated there may be impairment.  As a result, management tested for goodwill impairment as of March 31, 2016 and June 30, 2016.

Consistent with December 31, 2015, the Company used multiple approaches to measure its fair value at June 30, 2016.  These included an income approach using the discounted net present value of estimated future cash flows, a transaction or price-to-book multiple approach using the actual price paid by similar companies in recent acquisition transactions and a market capitalization approach using both the Company’s actual market capitalization at June 30, 2016 and an estimated market capitalization using a price-to-earnings multiple based off the Company’s 2016 and 2017 forecast.

The results from each of the approaches were relatively similar with little disparity and were combined and weighted to derive an estimated fair market value for the Company.  Equal weightings were given to the income approach, the transaction approach and the market capitalization approach using 2016 and 2017 forecasted earnings and a lower weighting given to the current market capitalization approach as management believes the Company’s current market capitalization is temporarily depressed due to the depressed energy sector. The weighted approach resulted in a fair market value approximately 13% higher than net book value at June 30, 2016.

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

The table below presents the results of simulations run as of June 30, 2016 for year 1 and year 2, assuming the indicated instantaneous and sustained parallel shift in the yield curve at the measurement date. These results indicate that we are slightly asset sensitive compared to the stable rate environment assumed for the base case.

Net Interest Income (te) at Risk
	Estimated
Change in	increase (decrease)
interest rate	in net interest income
(basis points)	Year 1	Year 2
+100	2.17%	3.01%
+200	4.02%	5.18%
+300	5.43%	6.57%

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

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three-month period ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 28, 2015 the Company approved a stock purchase program authorizing the repurchase of up to 5% of its outstanding stock, or approximately 3.9 million shares, until September 2016.  As of June 30, 2016, there were 3.2 million shares available for repurchase under the plan. Under this plan, the Company has repurchased 741,393 shares of its common stock at an average price of $27.44 per share.  There were no share repurchases during the first half of 2016.

Item 6.  Exhibits.

(a)  Exhibits:

Exhibit
Number	Description
3.1

Composite Articles of the Company (filed as Exhibit 2.1 to the Company's Form 10-K for the year ended December 31, 2014 (file No. 01-36872) filed with the Commission on February 27, 2015 and incorporated herein by reference.

3.2

Amended and Restated Bylaws, dated November 8, 1990 (filed as Exhibit 3.2 to Hancock's registration statement on Form S-8 filed with the Commission on September 19, 1996 and incorporated herein by reference.

10.1

Separation and Restrictive Covenant Agreement, between the Company and Edward G. Francis, dated April 7, 2016 (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2016 (file No. 01-36872) filed with the Commission on May 9, 2016 and incorporated herein by reference).

10.2

First Amendment to Credit Agreement and Waiver, dated May 3, 2016 (filed as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended March 31, 2016 (file No. 01-36872) filed with the Commission on May 9, 2016 and incorporated herein by reference).

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
John M. Hairston
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Michael M. Achary
Michael M. Achary
Chief Financial Officer
(Principal Financial Officer)

Date:	August 8, 2016

Index to Exhibits

Exhibit
Number	Description
3.1

Composite Articles of the Company (filed as Exhibit 2.1 to the Company's Form 10-K for the year ended December 31, 2014 (file No. 01-36872) filed with the Commission on February 27, 2015 and incorporated herein by reference.

3.2

Amended and Restated Bylaws, dated November 8, 1990 (filed as Exhibit 3.2 to Hancock's registration statement on Form S-8 filed with the Commission on September 19, 1996 and incorporated herein by reference.

10.1

Separation and Restrictive Covenant Agreement, between the Company and Edward G. Francis, dated April 7, 2016 (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended March 31, 2016 (file No. 01-36872) filed with the Commission on May 9, 2016 and incorporated herein by reference).

10.2

First Amendment to Credit Agreement and Waiver, dated May 3, 2016 (filed as Exhibit 10.4 to the Company's Form 10-Q for the quarter ended March 31, 2016 (file No. 01-36872) filed with the Commission on May 9, 2016 and incorporated herein by reference).

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