Form 10-Q
period 2016-09-30
HANCOCK HOLDING CO
filed 2016-11-08
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10-Q

___________________________________________________________

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

77,574,054 common shares were outstanding as of November 1, 2016.

Hancock Holding Company

Part I. Financial Information

Item 1. Financial Statements

Hancock Holding Company and Subsidiaries

Consolidated Balance Sheets

	September 30,	December 31,
(in thousands, except share data)	2016	2015
ASSETS	unaudited
Cash and due from banks	$329,872	$303,874
Interest-bearing bank deposits	128,028	564,671
Federal funds sold	892	884
Securities available for sale, at fair value (amortized cost of $2,370,621 and $2,086,745)	2,414,680	2,093,404
Securities held to maturity (fair value of $2,482,540 and $2,375,851)	2,428,432	2,370,388
Loans held for sale	42,545	20,434
Loans	16,070,821	15,703,314
Less: allowance for loan losses	(236,061)	(181,179)
Loans, net	15,834,760	15,522,135
Property and equipment, net of accumulated depreciation of $227,075 and $209,763	363,656	377,015
Prepaid expenses	18,842	17,560
Other real estate, net	19,097	26,256
Accrued interest receivable	59,000	54,068
Goodwill	621,193	621,193
Other intangible assets, net	92,523	107,538
Life insurance contracts	478,602	434,550
FDIC loss share receivable	18,030	29,868
Deferred tax asset, net	73,419	75,830
Other assets	185,159	213,937
Total assets	$23,108,730	$22,833,605
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$7,543,041	$7,276,127
Interest-bearing	11,342,436	11,072,785
Total deposits	18,885,477	18,348,912
Short-term borrowings	1,075,956	1,423,644
Long-term debt	463,710	490,145
Accrued interest payable	9,919	6,609
Other liabilities	184,541	151,152
Total liabilities	20,619,603	20,420,462
Stockholders' equity
Common Stock - $3.33 par value per share; 350,000,000 shares authorized, 77,570,515 and 77,496,429 outstanding	258,310	258,063
Capital surplus	1,697,147	1,684,101
Treasury shares at cost - 9,246,656 and 9,319,082 shares	(228,701)	(226,370)
Retained earnings	818,060	777,944
Accumulated other comprehensive loss, net	(55,689)	(80,595)
Total stockholders' equity	2,489,127	2,413,143
Total liabilities and stockholders' equity	$23,108,730	$22,833,605

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands, except per share data)	2016	2015	2016	2015
Interest income:
Loans, including fees	$155,761	$146,398	$466,591	$435,270
Loans held for sale	323	176	731	494
Securities-taxable	21,782	23,631	68,788	66,095
Securities-tax exempt	3,780	839	8,593	2,564
Short-term investments	507	285	1,597	913
Total interest income	182,153	171,329	546,300	505,336
Interest expense:
Deposits	12,590	8,933	36,926	23,680
Short-term borrowings	1,040	273	2,942	631
Long-term debt	5,010	5,293	15,114	14,246
Total interest expense	18,640	14,499	54,982	38,557
Net interest income	163,513	156,830	491,318	466,779
Provision for loan losses	18,972	10,080	96,204	22,842
Net interest income after provision for loan losses	144,541	146,750	395,114	443,937
Noninterest income:
Service charges on deposit accounts	18,716	18,619	55,493	53,842
Trust fees	11,512	11,345	34,825	34,340
Bank card and ATM fees	11,808	11,637	35,110	34,688
Investment and annuity fees	4,289	6,149	14,265	16,037
Secondary mortgage market operations	4,917	3,413	12,005	9,695
Insurance commissions and fees	1,088	2,238	3,635	6,587
Amortization of FDIC loss share receivable	(1,539)	(1,564)	(4,678)	(4,034)
Other income	11,866	8,370	32,768	26,139
Securities transactions	351	4	1,465	337
Total noninterest income	63,008	60,211	184,888	177,631
Noninterest expense:
Compensation expense	70,290	71,187	213,524	206,754
Employee benefits	12,873	12,968	42,591	41,472
Personnel expense	83,163	84,155	256,115	248,226
Net occupancy expense	10,068	11,222	30,818	34,203
Equipment expense	3,349	3,598	10,203	11,623
Data processing expense	14,590	13,844	43,167	41,412
Professional services expense	6,584	7,656	21,917	31,978
Amortization of intangibles	4,886	6,027	15,015	18,493
Telecommunications and postage	3,284	3,485	9,917	10,607
Deposit insurance and regulatory fees	5,969	4,225	17,415	12,033
Other real estate expense, net	(5,214)	422	(4,096)	1,379
Other expense	22,379	16,559	55,561	53,671
Total noninterest expense	149,058	151,193	456,032	463,625
Income before income taxes	58,491	55,768	123,970	157,943
Income taxes	11,772	14,602	26,505	41,789
Net income	$46,719	$41,166	$97,465	$116,154
Earnings per common share-basic	$0.59	$0.52	$1.23	$1.45
Earnings per common share-diluted	$0.59	$0.52	$1.23	$1.45
Dividends paid per share	$0.24	$0.24	$0.72	$0.72
Weighted average shares outstanding-basic	77,550	77,928	77,525	78,452
Weighted average shares outstanding-diluted	77,677	78,075	77,653	78,609

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

(in thousands)	2016	2015	2016	2015
Net income	$46,719	$41,166	$97,465	$116,154
Other comprehensive income:
Net change in unrealized (loss) gain on available for sale securities and hedges	(5,604)	15,131	39,997	2,174
Reclassification adjustment for net losses realized and included in earnings	1,158	802	2,960	2,208
Valuation adjustment for employee benefit plans	(6,347)	4,963	(6,347)	(959)
Amortization of unrealized net loss on securities transferred to held to maturity	1,108	1,023	2,736	2,609
Other comprehensive (loss) income before income taxes	(9,685)	21,919	39,346	6,032
Income tax (benefit) expense	(3,537)	8,002	14,440	2,125
Other comprehensive (loss) income net of income taxes	(6,148)	13,917	24,906	3,907
Comprehensive income	$40,571	$55,083	$122,371	$120,061

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
					Other
					Comprehensive
	Common Stock		Capital	Retained	Income (Loss),	Treasury
(in thousands, except share data)	Shares	Amount	Surplus	Earnings	net	Stock	Total
Balance, December 31, 2014	80,426,485	$267,820	$1,689,291	$723,496	$(50,074)	$(158,131)	$2,472,402
Net income	—	—	—	116,154	—	—	116,154
Other comprehensive income	—	—	—	—	3,907	—	3,907
Comprehensive income	—	—	—	116,154	3,907	—	120,061
Cash dividends declared ($0.72 per common share)	—	—	—	(57,881)	—	—	(57,881)
Common stock activity, long-term incentive plan	224,399	747	21,612	—	—	(12,544)	9,815
Purchase of common stock under stock buyback program	(3,131,886)	(10,429)	—	—	—	(80,407)	(90,836)
Balance, September 30, 2015	77,518,998	$258,138	$1,710,903	$781,769	$(46,167)	$(251,082)	$2,453,561

Balance, December 31, 2015	77,496,429	$258,063	$1,684,101	$777,944	$(80,595)	$(226,370)	$2,413,143
Net income	—	—	—	97,465	—	—	97,465
Other comprehensive income	—	—	—	—	24,906	—	24,906
Comprehensive income	—	—	—	97,465	24,906	—	122,371
Cash dividends declared ($0.72 per common share)	—	—	—	(57,349)	—	—	(57,349)
Common stock activity, long-term incentive plan	47,547	159	13,209	—	—	(3,227)	10,141
Issuance of stock from dividend reinvestment	26,539	88	(163)	—	—	896	821
Balance, September 30, 2016	77,570,515	$258,310	$1,697,147	$818,060	$(55,689)	$(228,701)	$2,489,127

See notes to unaudited consolidated financial statements.

 Hancock Holding Company and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$97,465	$116,154
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,350	21,533
Provision for loan losses	96,204	22,842
Gain on other real estate owned	(5,145)	(521)
Deferred tax (benefit) expense	(14,713)	11,895
Increase in cash surrender value of life insurance contracts	(8,807)	(7,700)
(Gain) loss on disposal of other assets	(6,014)	1,626
Net (increase) decrease in loans held for sale	(21,698)	498
Net amortization of securities premium/discount	20,836	15,456
Amortization of intangible assets	15,015	18,493
Amortization of FDIC indemnification asset	4,678	4,034
Stock-based compensation expense	10,555	9,469
Increase (decrease) in interest payable and other liabilities	8,502	(6,753)
Net payments (to) from FDIC for loss share claims	(436)	14,667
Decrease in FDIC loss share receivable	3,487	6,309
Decrease (increase) in other assets	40,693	(9,980)
Other, net	6,572	4,768
Net cash provided by operating activities	268,544	222,790
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities	141,716	9,287
Proceeds from maturities of securities available for sale	298,810	755,663
Purchases of securities available for sale	(720,241)	(1,286,443)
Proceeds from maturities of securities held to maturity	307,633	439,410
Purchases of securities held to maturity	(371,657)	(658,226)
Net decrease in short-term investments	436,635	608,534
Proceeds from sales of loans	166,922	—
Net increase in loans	(591,696)	(882,702)
Purchase of life insurance contracts	(40,000)	—
Purchases of property and equipment	(10,817)	(19,529)
Proceeds from sales of property and equipment	677	13,607
Proceeds from sales of other real estate	20,709	39,612
Other, net	(3,651)	(8,603)
Net cash used in investing activities	(364,960)	(989,390)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	536,581	867,117
Net decrease in short-term borrowings	(347,688)	(102,391)
Repayments of long-term debt	(16,796)	(31,621)
Net proceeds from issuance of long-term debt	6,796	149,153
Dividends paid	(57,349)	(57,881)
Purchase of common stock under stock buyback program	—	(90,836)
Proceeds from exercise of stock options	49	347
Issuance of stock from dividend reinvestment	821	—
Net cash provided by financing activities	122,414	733,888
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	25,998	(32,712)
CASH AND DUE FROM BANKS, BEGINNING	303,874	356,455
CASH AND DUE FROM BANKS, ENDING	$329,872	$323,743
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$12,012	$12,997

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

1.  Basis of Presentation

The consolidated financial statements include the accounts of Hancock Holding Company and all other entities in which it has a controlling interest (the “Company”). The financial statements include all adjustments that are, in the opinion of management, necessary to present fairly the Company’s financial condition, results of operations, changes in stockholders’ equity and cash flows for the interim periods presented.  The Company has also evaluated all subsequent events for potential recognition and disclosure through the filing of this Form 10-Q.  Some financial information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.  Financial information reported in these financial statements is not necessarily indicative of the Company’s financial condition, results of operations, or cash flows for any other interim or annual period.

Certain prior period amounts have been reclassified to conform to the current period presentation.  Beginning in the second quarter of 2016, the presentation of loan disclosures has been modified from prior filings as discussed in Note 3 – Loans and Allowance for Loan Losses.  Effective January 1, 2016, the Company retrospectively adopted accounting guidance intended to simplify the presentation of debt issuance costs by requiring that costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  Historically, debt issuance costs were reported in the “Other Assets” line items in the Consolidated Balance Sheets and Statements of Cash Flows.  All historical periods have been restated to reflect the revised presentation and new required disclosures.  The adoption of this guidance did not have a material impact on the Company’s financial condition or operating results.

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

2.  Securities

The amortized cost and estimated fair value of securities classified as available for sale and held to maturity follow.

Securities Available for Sale
(in thousands)	September 30, 2016				December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
US Treasury and government agency securities	$20,604	$67	$—	$20,671	$135	$—	$1	$134
Municipal obligations	214,403	3,024	409	217,018	39,410	235	38	39,607
Residential mortgage-backed securities	1,737,812	38,204	91	1,775,925	1,750,168	19,387	11,182	1,758,373
Commercial mortgage-backed securities	172,525	687	103	173,109	—	—	—	—
Collateralized mortgage obligations	220,912	2,344	—	223,256	291,085	140	2,192	289,033
Corporate debt securities	3,500	—	—	3,500	3,500	—	—	3,500
Equity securities	865	336	—	1,201	2,447	358	48	2,757
	$2,370,621	$44,662	$603	$2,414,680	$2,086,745	$20,120	$13,461	$2,093,404

Securities Held to Maturity
(in thousands)	September 30, 2016				December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
US Treasury and government agency securities	$50,000	$860	$—	$50,860	$50,000	$—	$410	$49,590
Municipal obligations	541,839	11,182	1,462	551,559	185,890	3,475	1,166	188,199
Residential mortgage-backed securities	903,703	36,200	—	939,903	1,014,135	15,585	1,589	1,028,131
Collateralized mortgage obligations	932,890	8,767	1,439	940,218	1,120,363	2,244	12,676	1,109,931
	$2,428,432	$57,009	$2,901	$2,482,540	$2,370,388	$21,304	$15,841	$2,375,851

The following table presents the amortized cost and estimated fair value of debt securities at September 30, 2016 by contractual maturity.  Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateralized mortgage obligations.

(in thousands)	Amortized	Fair
Debt Securities Available for Sale	Cost	Value
Due in one year or less	$4,864	$4,900
Due after one year through five years	47,593	48,597
Due after five years through ten years	609,897	621,549
Due after ten years	1,707,402	1,738,433
Total available for sale debt securities	$2,369,756	$2,413,479

	Amortized	Fair
Debt Securities Held to Maturity	Cost	Value
Due in one year or less	$14,982	$15,019
Due after one year through five years	135,330	138,737
Due after five years through ten years	510,536	517,652
Due after ten years	1,767,584	1,811,132
Total held to maturity securities	$2,428,432	$2,482,540

The Company held no securities classified as trading at September 30, 2016 or December 31, 2015.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The details for securities classified as available for sale with unrealized losses for the periods indicated follow.

Available for Sale
September 30, 2016	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Municipal obligations	$69,801	409	$—	—	$69,801	$409
Residential mortgage-backed securities	6,653	55	4,534	36	11,187	91
Commercial mortgage-backed securities	31,640	103	—	—	31,640	103
Collateralized mortgage obligations	6,910	—	—	—	6,910	—
	$115,004	$567	$4,534	$36	$119,538	$603

Available for Sale
December 31, 2015	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
US Treasury and government agency securities	$—	$—	$82	$1	$82	$1
Municipal obligations	8,296	38	—	—	8,296	38
Residential mortgage-backed securities	831,156	8,257	116,126	2,925	947,282	11,182
Collateralized mortgage obligations	208,397	1,257	33,138	935	241,535	2,192
Equity securities	20	1	1,473	47	1,493	48
	$1,047,869	$9,553	$150,819	$3,908	$1,198,688	$13,461

The details for securities classified as held to maturity with unrealized losses for the periods indicated follow.

Held to maturity
September 30, 2016	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
Municipal obligations	$98,295	$1,035	$11,843	$427	$110,138	$1,462
Collateralized mortgage obligations	119,172	146	132,960	1,293	252,132	1,439
	$217,467	$1,181	$144,803	$1,720	$362,270	$2,901

Held to maturity
December 31, 2015	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$45,590	$410	$—	$—	$45,590	$410
Municipal obligations	22,652	301	48,727	865	71,379	1,166
Residential mortgage-backed securities	349,635	1,589	—	—	349,635	1,589
Collateralized mortgage obligations	516,330	2,894	370,756	9,782	887,086	12,676
	$934,207	$5,194	$419,483	$10,647	$1,353,690	$15,841

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

Proceeds from the sales of securities were approximately $141.7 million with an associated realized gain of $1.5 million and $9.3 million with an associated gain of $0.3 million for the nine months ended September 30, 2016 and 2015, respectively.

Securities with carrying values totaling $3.7 billion at September 30, 2016 and $3.5 billion at December 31, 2015 were pledged as collateral primarily to secure public deposits or securities sold under agreements to repurchase.

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

Loans, net of unearned income, by portfolio are presented in the table below.

	September 30,	December 31,
(in thousands)	2016	2015

Commercial non-real estate	$7,133,928	$6,995,824
Commercial real estate - owner occupied	1,901,825	1,859,469
Total commercial & industrial	9,035,753	8,855,293
Commercial real estate - income producing	1,990,309	1,553,082
Construction and land development	946,592	1,151,950
Residential mortgages	2,037,162	2,049,524
Consumer	2,061,005	2,093,465
Total loans	$16,070,821	$15,703,314

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The following briefly describes the composition of each loan category.

Commercial and industrial

Commercial and industrial loans are made available to businesses for working capital (including financing of inventory and receivables), business expansion, to facilitate the acquisition of a business, and the purchase of equipment and machinery, including equipment leasing. These loans are primarily made based on the identified cash flows of the borrower and, when secured, have the added strength of the underlying collateral.

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Allowance for Loan Losses

The following schedule shows activity in the allowance for loan losses by portfolio class for the nine months ended September 30, 2016 and 2015, as well as the corresponding recorded investment in loans at the end of each period.

		Commercial		Commercial
	Commercial	real estate-	Total	real estate-	Construction
	non-real	owner	commercial &	income	and land	Residential
(in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total

	Nine Months Ended September 30, 2016

Allowance for loan losses:
Beginning balance	$109,428	$9,858	$119,286	$6,041	$5,642	$25,353	$24,857	$181,179
Purchased credit impaired activity:
Charge-offs	—	(28)	(28)	(1)	(18)	(91)	(8)	(146)
Recoveries	76	163	239	2	98	33	112	484
Net provision for loan losses	54	(140)	(86)	(436)	(253)	1,685	(1,633)	(723)
(Decrease) increase in FDIC loss share receivable	(2)	—	(2)	—	—	(3,341)	316	(3,027)
Non-purchased credit impaired activity:
Charge-offs	(27,504)	(1,660)	(29,164)	(191)	(827)	(908)	(17,403)	(48,493)
Recoveries	2,709	287	2,996	673	1,422	497	4,272	9,860
Net provision for loan losses	74,500	2,303	76,803	4,862	(216)	964	14,514	96,927
Ending balance	$159,261	$10,783	$170,044	$10,950	$5,848	$24,192	$25,027	$236,061
Ending balance:
Allowance:
Individually evaluated for impairment	$20,665	$223	$20,888	$57	$6	$94	$85	$21,130
Amounts related to purchased credit impaired loans	574	1,088	1,662	279	484	15,949	1,334	19,708
Collectively evaluated for impairment	138,022	9,472	147,494	10,614	5,358	8,149	23,608	195,223
Total allowance	$159,261	$10,783	$170,044	$10,950	$5,848	$24,192	$25,027	$236,061
Loans:
Individually evaluated for impairment	$235,039	$6,458	$241,497	$7,655	$2,062	$3,864	$1,485	$256,563
Purchased credit impaired loans	11,534	16,417	27,951	8,087	8,436	145,273	12,045	201,792
Collectively evaluated for impairment	6,887,355	1,878,950	8,766,305	1,974,567	936,094	1,888,025	2,047,475	15,612,466
Total loans	$7,133,928	$1,901,825	9,035,753	$1,990,309	$946,592	$2,037,162	$2,061,005	$16,070,821

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

		Commercial		Commercial
	Commercial	real estate-	Total	real estate-	Construction
	non-real	owner	commercial &	income	and land	Residential
(in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total

	Nine Months ended September 30, 2015

Allowance for loan losses:
Beginning balance	$51,169	$13,536	$64,705	$7,546	$6,421	$28,660	$21,430	$128,762
Purchased credit impaired activity:
Charge-offs	(1,425)	(379)	(1,804)	(2,353)	(406)	(748)	(140)	(5,451)
Recoveries	1,699	937	2,636	20	896	5	185	3,742
Net provision for loan losses	(950)	(1,614)	(2,564)	994	235	1,181	(1,232)	(1,386)
Increase (decrease) in FDIC loss share receivable	314	(396)	(82)	919	(6)	(2,718)	(97)	(1,984)
Non-purchased credit impaired activity:
Charge-offs	(3,068)	(664)	(3,732)	(464)	(1,483)	(1,451)	(10,431)	(17,561)
Recoveries	2,589	249	2,838	386	2,006	578	3,418	9,226
Net provision for loan losses	13,594	2,436	16,030	(1,915)	(289)	283	10,119	24,228
Ending balance	$63,922	$14,105	$78,027	$5,133	$7,374	$25,790	$23,252	$139,576
Ending balance:
Allowance:
Individually evaluated for impairment	$5,588	$2,723	$8,311	$187	$21	$96	$3	$8,618
Amounts related to purchased credit impaired loans	549	1,304	1,853	885	1,727	18,329	2,711	25,505
Collectively evaluated for impairment	57,785	10,078	67,863	4,061	5,626	7,365	20,538	105,453
Total allowance	$63,922	$14,105	$78,027	$5,133	$7,374	$25,790	$23,252	$139,576
Loans:
Individually evaluated for impairment	$75,345	$21,465	$96,810	$12,520	$2,053	$903	$157	$112,443
Purchased credit impaired loans	13,158	21,674	34,832	15,280	16,336	170,033	13,424	249,905
Collectively evaluated for impairment	6,257,491	1,800,015	8,057,506	1,456,432	1,067,196	1,842,853	1,976,715	14,400,702
Total loans	$6,345,994	$1,843,154	8,189,148	$1,484,232	$1,085,585	$2,013,789	$1,990,296	$14,763,050

Impaired Loans

The following table shows the composition of nonaccrual loans by portfolio class.  Purchased credit impaired loans accounted for in pools with an accretable yield are considered to be performing and are excluded from the table.

	September 30,	December 31,
(in thousands)	2016	2015
Commercial non-real estate	$240,298	$88,743
Commercial real estate - owner occupied	15,331	10,001
Total commercial & industrial	255,629	98,744
Commercial real estate - income producing	9,318	10,815
Construction and land development	4,930	17,294
Residential mortgages	21,181	23,799
Consumer	11,752	9,061
Total loans	$302,810	$159,713

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Nonaccrual loans include loans modified in troubled debt restructurings (“TDRs”) of $48.2 million and $8.8 million at September 30, 2016 and December 31, 2015, respectively.  Total TDRs, both accruing and nonaccruing, were $56.3 million as of September 30, 2016 and $13.1 million at December 31, 2015.  All TDRs are individually evaluated for impairment.

The table below details TDRs that were modified during the nine months ended September 30, 2016 and September 30, 2015 by portfolio class.

	Nine Months Ended
($ in thousands)	September 30, 2016			September 30, 2015
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial non-real estate	17	$57,915	$57,915	—	$—	$—
Commercial real estate - owner occupied	—	—	—	—	—	—
Total commercial & industrial	17	57,915	57,915	—	—	—
Commercial real estate - income producing	—	—	—	1	482	482
Construction and land development	—	—	—	—	—	—
Residential mortgages	6	532	532	4	185	185
Consumer	—	—	—	1	20	20
Total loans	23	$58,447	$58,447	6	$687	$687

The TDRs during the nine months ended September 30, 2016 reflected in the table above include $43.4 million of loans with extended amortization terms or other payment concessions, $14.7 million of loans with significant covenant waivers and $0.4 million with other modifications.  The TDRs during the nine months ended September 30, 2015 include $0.7 million of loans with extended terms or other payment concessions and $0.1 million of other modifications.

No TDRs that subsequently defaulted within twelve months of modification were recorded in the nine months ended September 30, 2016 or 2015.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The tables below present loans that are individually evaluated for impairment disaggregated by portfolio class at September 30, 2016 and December 31, 2015.  Loans individually evaluated for impairment include TDRs and loans that are determined to be impaired and have aggregate relationship balances of $1 million or more.

	September 30, 2016
	Recorded investment	Recorded investment	Unpaid
(in thousands)	without an allowance	with an allowance	principal balance	Related allowance
Commercial non-real estate	$118,527	$116,512	$247,732	$20,665
Commercial real estate - owner occupied	4,351	2,107	6,850	223
Total commercial & industrial	122,878	118,619	254,582	20,888
Commercial real estate - income producing	5,654	2,001	7,882	57
Construction and land development	1,228	834	2,905	6
Residential mortgages	2,908	956	4,382	94
Consumer	—	1,485	1,485	85
Total loans	$132,668	$123,895	$271,236	$21,130

	December 31, 2015
	Recorded investment	Recorded investment	Unpaid
(in thousands)	without an allowance	with an allowance	principal balance	Related allowance
Commercial non-real estate	$34,788	$46,834	$84,988	$19,031
Commercial real estate - owner occupied	4,747	661	5,931	23
Total commercial & industrial	39,535	47,495	90,919	19,054
Commercial real estate - income producing	3,038	8,085	11,363	1,382
Construction and land development	12,461	1,765	14,784	392
Residential mortgages	—	895	1,405	127
Consumer	—	152	152	33
Total loans	$55,034	$58,392	$118,623	$20,988

	Three Months Ended
	September 30, 2016		September 30, 2015
	Average	Interest	Average	Interest
	recorded	income	recorded	income
(in thousands)	investment	recognized	investment	recognized
Commercial non-real estate	$233,913	$155	$53,862	$3
Commercial real estate - owner occupied	6,374	10	21,584	16
Total commercial & industrial	240,287	165	75,446	19
Commercial real estate - income producing	7,729	24	12,601	15
Construction and land development	1,655	—	3,207	7
Residential mortgages	2,466	3	1,136	1
Consumer	826	2	137	—
Total loans	$252,963	$194	$92,527	$42

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

	Nine Months Ended
	September 30, 2016		September 30, 2015
	Average	Interest	Average	Interest
	recorded	income	recorded	income
(in thousands)	investment	recognized	investment	recognized
Commercial non-real estate	$197,382	$1,002	$31,570	$6
Commercial real estate - owner occupied	6,015	39	14,836	40
Total commercial & industrial	203,397	1,041	46,406	46
Commercial real estate - income producing	8,624	67	10,905	56
Construction and land development	7,821	—	4,762	66
Residential mortgages	1,444	7	1,837	20
Consumer	348	4	101	3
Total loans	$221,634	$1,119	$64,011	$191

Aging Analysis

The tables below present the age analysis of past due loans by portfolio class at September 30, 2016 and December 31, 2015.  Purchased credit impaired loans accounted for in pools with an accretable yield are considered to be current.

							Recorded
			Greater than				investment
	30-59 days	60-89 days	90 days	Total		Total	> 90 days and
September 30, 2016	past due	past due	past due	past due	Current	Loans	still accruing
(in thousands)
Commercial non-real estate	$15,501	$24,566	$63,794	$103,861	$7,030,067	$7,133,928	$543
Commercial real estate - owner occupied	3,006	1,115	7,257	11,378	1,890,447	1,901,825	—
Total commercial & industrial	18,507	25,681	71,051	115,239	8,920,514	9,035,753	543
Commercial real estate - income producing	1,873	225	4,421	6,519	1,983,790	1,990,309	—
Construction and land development	1,069	1,565	7,358	9,992	936,600	946,592	3,501
Residential mortgages	23,067	6,771	11,541	41,379	1,995,783	2,037,162	—
Consumer	15,650	5,402	7,609	28,661	2,032,344	2,061,005	889
Total	$60,166	$39,644	$101,980	$201,790	$15,869,031	$16,070,821	$4,933

							Recorded
			Greater than				investment
	30-59 days	60-89 days	90 days	Total		Total	> 90 days and
December 31, 2015	past due	past due	past due	past due	Current	Loans	still accruing
(in thousands)
Commercial non-real estate	$17,406	$1,468	$25,007	$43,881	$6,951,943	$6,995,824	$3,060
Commercial real estate - owner occupied	5,898	802	6,646	13,346	1,846,123	1,859,469	535
Total commercial & industrial	23,304	2,270	31,653	57,227	8,798,066	8,855,293	3,595
Commercial real estate - income producing	871	603	6,382	7,856	1,545,226	1,553,082	499
Construction and land development	19,886	436	4,043	24,365	1,127,585	1,151,950	1,230
Residential mortgages	18,657	4,360	11,840	34,857	2,014,667	2,049,524	163
Consumer	16,309	4,432	8,645	29,386	2,064,079	2,093,465	2,166
Total	$79,027	$12,101	$62,563	$153,691	$15,549,623	$15,703,314	$7,653

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Credit Quality Indicators

The following tables present the credit quality indicators by segments and portfolio class of loans at September 30, 2016 and December 31, 2015.

	September 30, 2016
(in thousands)	Commercial non-real estate	Commercial real estate - owner-occupied	Total commercial & industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$5,899,626	$1,721,031	$7,620,657	$1,876,423	$904,550	$10,401,630
Pass-Watch	180,467	42,727	223,194	69,773	21,945	314,912
Special Mention	196,408	32,046	228,454	6,100	198	234,752
Substandard	827,476	106,021	933,497	38,000	19,899	991,396
Doubtful	29,951	—	29,951	13	—	29,964
Total	$7,133,928	$1,901,825	$9,035,753	$1,990,309	$946,592	$11,972,654

	December 31, 2015
(in thousands)	Commercial non-real estate	Commercial real estate - owner-occupied	Total commercial & industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$6,260,863	$1,718,725	$7,979,588	$1,502,484	$1,095,296	$10,577,368
Pass-Watch	168,589	31,764	200,353	14,717	6,841	221,911
Special Mention	211,230	41,147	252,377	5,905	12,297	270,579
Substandard	355,098	67,833	422,931	29,960	37,516	490,407
Doubtful	44	—	44	16	—	60
Total	$6,995,824	$1,859,469	$8,855,293	$1,553,082	$1,151,950	$11,560,325

	September 30, 2016			December 31, 2015
(in thousands)	Residential mortgage	Consumer	Total	Residential mortgage	Consumer	Total
Performing	$2,015,981	$2,048,364	$4,064,345	$2,025,563	$2,082,238	$4,107,801
Nonperforming	21,181	12,641	33,822	23,961	11,227	35,188
Total	$2,037,162	$2,061,005	$4,098,167	$2,049,524	$2,093,465	$4,142,989

Below are the definitions of the Company’s internally assigned grades:

Commercial:

•	Pass – loans properly approved, documented, collateralized, and performing which do not reflect an abnormal credit risk.
•

Pass-Watch – credits in this category have heightened risk factors that warrant additional monitoring; however, these risk factors have not manifested themselves as potential weaknesses.  The “Watch” grade should be regarded as a transition category.

•

Special Mention – a criticized asset category defined as having potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may, at some future date, result in the deterioration of the repayment prospects for the credit or the institution’s credit position.  Special mention credits are not considered part of the Classified credit categories and do not expose the institution to sufficient risk to warrant adverse classification.

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

Purchased credit impaired loans and the related FDIC loss share receivable

Loans purchased in the 2009 acquisition of Peoples First Community Bank (“Peoples First”) were covered by two loss share agreements between the FDIC and the Company.  The loss share agreement covering the non-single family portfolio expired in December 2014 and is now in a three year recovery period where 80% of recoveries on reimbursed losses are shared with the FDIC.  The loss share agreement covering the single family portfolio expires in December 2019.    As of September 30, 2016 and September 30, 2015, loans totaling $152.3 million and $177.5 million, respectively, were covered by the single family loss share agreement.

The receivable arising from the loss share agreements (referred to as the “FDIC loss share receivable” on our consolidated statements of financial condition) is measured separately from the covered loans because the agreements are not contractually part of the loans and are not transferable should the Company choose to dispose of the loans.

The following schedule shows activity in the loss share receivable for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended
	September 30,	September 30,
(in thousands)	2016	2015
Beginning Balance	$29,868	$60,272
Amortization	(4,678)	(4,034)
Charge-offs, write-downs and other recoveries	(5,569)	(6,733)
External expenses qualifying under loss share agreement	1,000	1,035
Changes due to changes in cash flow projections	(3,027)	(1,984)
FDIC resolution of denied claims	—	(1,854)
Net payments to (from) FDIC	436	(14,667)
Ending balance	$18,030	$32,035

Changes in the carrying amount of purchased credit impaired loans and related accretable yield are presented in the following table for

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

the nine months ended September 30, 2016 and the year ended December 31, 2015.

	September 30, 2016		December 31, 2015
	Carrying		Carrying
	Amount	Accretable	Amount	Accretable
(in thousands)	of Loans	Yield	of Loans	Yield
Balance at beginning of period	$225,838	$129,488	$313,685	$187,456
Payments received, net	(39,446)	(7,575)	(115,847)	(21,978)
Accretion	15,400	(15,400)	28,000	(28,000)
Increase (decrease) in expected cash flows based on actual cash flows and changes in cash flow assumptions	—	5,352	—	(4,238)
Net transfers to (from) nonaccretable difference to accretable yield	—	10,675	—	(3,752)
Balance at end of period	$201,792	$122,540	$225,838	$129,488

Residential Mortgage Loans in Process of Foreclosure

Included in loans are $9.2 million and $7.4 million of consumer loans secured by single family residential real estate that are in process of foreclosure as of September 30, 2016 and December 31, 2015, respectively.  Of these loans, $2.8 million and $4.1 million, respectively, are covered by the FDIC loss share agreement.  Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction.  In addition to the single family residential real estate loans in process of foreclosure, the Company also held $4.5 million and $9.3 million of foreclosed single family residential properties in other real estate owned as of September 30, 2016 and December 31, 2015, respectively.  Of these foreclosed properties,  $0.9 million and $1.6 million as of September 30, 2016 and December 31, 2015, respectively, are also covered by the FDIC loss share agreement.

4.  Securities Sold under Agreements to Repurchase

Included in short-term borrowings at September 30, 2016 was $335.9 million of customer securities sold under agreements to repurchase (“repurchase agreements”) that mature daily and were secured by agency securities.  The Company borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury management services offered to its deposit customers. As the Company maintains effective control over assets sold under agreements to repurchase, the securities continue to be carried on the consolidated statements of financial condition. Because the Company acts as borrower transferring assets to the counterparty, and the agreements mature daily, the Company’s risk is limited.

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

Long-term debt consisted of the following.

	September 30,	December 31,
(in thousands)	2016	2015
Subordinated notes payable, maturing June 2045	$150,000	$150,000
Subordinated notes payable, maturing April 2017	95,511	98,011
Term note payable, maturing December 2018	111,575	125,000
Other long-term debt	112,266	122,988
Less unamortized debt issuance costs	(5,642)	(5,854)
Total long-term debt less unamortized debt issuance costs	$463,710	$490,145

Long-term debt with its related unamortized debt issuance cost at September 30, 2016 is presented in the following table.

		Unamortized
		Debt
		Issuance
(in thousands)	Principal	Costs
Subordinated notes payable, maturing June 2045	$150,000	$5,000
Subordinated notes payable, maturing April 2017	95,511	-
Term note payable, maturing December 2018	111,575	642
Other long-term debt	112,266	-
Total	$469,352	5,642

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

6.  Derivatives

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage risks related to differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments, currently related to select pools of variable rate loans.  The Bank has also entered into interest rate derivative agreements as a service to certain qualifying customers.  The Bank manages a matched book with respect to these customer derivatives in order to minimize its net risk exposure resulting from such agreements.  The Bank also enters into risk participation agreements under which it may either sell or buy credit risk associated with a customer’s performance under certain interest rate derivative contracts related to loans in which participation interests have been sold to or purchased from other banks.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2016 and December 31, 2015.

				Fair Values (1)
		Notional Amounts		Assets		Liabilities
	Type of	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
(in thousands)	Hedge	2016	2015	2016	2015	2016	2015
Derivatives designated as hedging instruments:
Interest rate swaps	Cash Flow	$1,100,000	$500,000	$1,135	$—	$254	$281
		$1,100,000	$500,000	$1,135	$—	$254	$281
Derivatives not designated as hedging instruments:
Interest rate swaps (2)	N/A	$905,662	$780,871	$33,732	$20,622	$35,447	$21,007
Risk participation agreements	N/A	86,839	83,430	97	83	215	162
Forward commitments to sell residential mortgage loans	N/A	102,495	55,128	88	263	997	336
Interest rate-lock commitments on residential mortgage loans	N/A	60,757	38,853	532	243	33	167
Foreign exchange forward contracts	N/A	29,700	44,068	970	2,040	953	2,015
		$1,185,453	$1,002,350	$35,419	$23,251	$37,645	$23,687
(1)	Derivative assets and liabilities are reported with other assets or other liabilities, respectively, in the consolidated balance sheets.

(2)	The notional amount represents both the customer accommodation agreements and offsetting agreements with unrelated financial institutions.

Cash Flow Hedges of Interest Rate Risk

The Company is party to eight interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans.   For each agreement, the Company receives interest at a fixed rate and pays at a variable rate.  The eight swap agreements expire as follows:  notional amount of $300 million expires in January 2017; notional amount of $200 million expires in June 2017;  three contracts each with notional amounts of $100 million expire in April 2018,  2019,  2020; and three contracts each with notional amounts of $100 million expire in September 2018,  2019,  2020.

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

Effect of Derivative Instruments on the Income Statement

Derivative income consisting primarily of customer interest rate swap fees, net of fair value adjustments, is reflected in the income statement in other noninterest income, totaling $1.7 million and $1.5 million for the nine months ended September 30, 2016 and 2015, respectively.  The impact to interest income from cash flow hedges was $1.7 million and $1.5 million for the nine months ended September 30, 2016 and 2015, respectively.

Credit risk-related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as the downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution.  These derivative agreements also contain provisions regarding the posting of collateral by each party.  As of September 30, 2016,  the aggregate fair value of derivative instruments with credit risk-related contingent features that were in a net liability position was $36.3 million, for which the Bank had posted collateral of $37.5 million.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

Offsetting Assets and Liabilities

The Bank’s derivative instruments to certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero.  Offsetting information in regards to derivative assets and liabilities subject to these master netting agreements at September 30, 2016 and December 31, 2015 is presented in the following tables.

(in thousands)		Gross Amounts Offset in	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	the Statement of Financial Position	the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
As of September 30, 2016
Derivative Assets	$1,352	$—	$1,352	$1,352	$—	$—

Derivative Liabilities	$36,267	$—	$36,267	$1,352	$37,451	$(2,536)

(in thousands)		Gross Amounts Offset in	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	the Statement of Financial Position	the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
As of December 31, 2015
Derivative Assets	$224	$—	$224	$224	$—	$—

Derivative Liabilities	$21,034	$—	$21,034	$224	$23,482	$(2,672)

The Company has excess collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

7.    Stockholders’ Equity

Stock Repurchase Program

On August 28, 2015, the Company’s Board of Directors approved a stock repurchase plan that authorized the repurchase of up to 5%, or approximately 3.9 million shares of its outstanding common stock. The approved plan allowed the Company to repurchase its common shares either in the open market in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions with non-affiliated sellers or as otherwise determined by the Company from time to time until it expired on September 30, 2016.   Under this plan, the Company repurchased 741,393 shares of its common stock at an average price of $27.44 per share through September 30, 2016.  There were no shares of common stock repurchased under this plan in 2016.

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

The components of AOCI and changes in those components are presented in the following table.

	Available	HTM Securities		Loss on
	for Sale	Transferred	Employee	Effective Cash
(in thousands)	Securities	from AFS	Benefit Plans	Flow Hedges	Total
Balance, December 31, 2014	$18,001	$(19,074)	$(48,626)	$(375)	$(50,074)
Other comprehensive income before income taxes:
Net change in unrealized gain	163	—	—	2,011	2,174
Reclassification of net (gain) losses realized and included in earnings	(165)	—	2,373	—	2,208
Valuation adjustment for employee benefit plans	—	—	(959)	—	(959)
Amortization of unrealized net loss on securities transferred to HTM	—	2,609	—	—	2,609
Income tax (benefit) expense	(73)	953	513	732	2,125
Balance, September 30, 2015	$18,072	$(17,418)	$(47,725)	$904	$(46,167)
Balance, December 31, 2015	$4,268	$(16,795)	$(67,890)	$(178)	$(80,595)
Other comprehensive income before income taxes:
Net change in unrealized gain	38,835	—	—	1,162	39,997
Reclassification of net (gain) losses realized and included in earnings	(1,435)	—	4,395	—	2,960
Valuation adjustment for employee benefit plans	—	—	(6,347)		(6,347)
Amortization of unrealized net loss on securities transferred to HTM	—	2,736	—	—	2,736
Income tax expense (benefit)	13,701	1,029	(714)	424	14,440
Balance, September 30, 2016	$27,967	$(15,088)	$(69,128)	$560	$(55,689)

The following table shows the line items in the consolidated income statements affected by amounts reclassified from accumulated other comprehensive income.

	Nine Months Ended
Amount reclassified from AOCI (a)	September 30,		Affected line item on
(in thousands)	2016	2015	the income statement
Gain on sale of AFS securities	$1,435	$165	Securities transactions
Tax effect	(502)	(58)	Income taxes
Net of tax	933	107	Net income
Amortization of unrealized net loss on securities transferred to HTM	(2,736)	(2,609)	Interest income
Tax effect	1,029	953	Income taxes
Net of tax	(1,707)	(1,656)	Net income
Amortization of defined benefit pension and post-retirement items	(4,395)	(2,373)	Employee benefits expense (b)
Tax effect	1,538	831	Income taxes
Net of tax	(2,857)	(1,542)	Net income
Total reclassifications, net of tax	$(3,631)	$(3,091)	Net income

(a)	Amounts in parenthesis indicate reduction in net income.

(b)

These accumulated other comprehensive income components are included in the computation of net periodic pension and post-retirement cost that is reported with employee benefits expense (see Note 11 for additional details).

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

8.  Other Noninterest Income

Components of other noninterest income are as follows.

	Three Months Ended		Nine Months Ended

	September 30,		September 30,

(in thousands)	2016	2015	2016	2015
Income from bank-owned life insurance	$4,097	$2,451	$11,148	$7,788
Credit related fees	2,685	2,718	7,309	7,786
Derivative income	1,347	74	1,741	1,486
Net gain on sale of assets	991	418	4,557	363
Safety deposit box income	424	441	1,315	1,356
Other miscellaneous	2,322	2,268	6,698	7,360
Total other noninterest income	$11,866	$8,370	$32,768	$26,139

9.  Other Noninterest Expense

Components of other noninterest expense are as follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2016	2015	2016	2015
Advertising	$2,859	$2,856	$7,909	$7,154
Ad valorem and franchise taxes	2,268	2,868	6,911	8,319
Printing and supplies	1,134	1,193	3,310	3,568
Insurance expense	803	794	2,467	2,644
Travel expense	1,022	1,419	3,050	3,946
Entertainment and contributions	1,686	1,634	5,319	5,009
Tax credit investment amortization	861	2,161	4,437	6,352
Other miscellaneous	11,746	3,634	22,158	16,679
Total other noninterest expense	$22,379	$16,559	$55,561	$53,671

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

A summary of the information used in the computation of earnings per common share follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2016	2015	2016	2015
Numerator:
Net income to common shareholders	$46,719	$41,166	$97,465	$116,154
Net income allocated to participating securities - basic and diluted	1,101	840	2,334	2,541
Net income allocated to common shareholders - basic and diluted	$45,618	$40,326	$95,131	$113,613
Denominator:
Weighted-average common shares - basic	$77,550	$77,928	$77,525	$78,452
Dilutive potential common shares	127	147	128	157
Weighted-average common shares - diluted	$77,677	$78,075	$77,653	$78,609
Earnings per common share:
Basic	$0.59	$0.52	$1.23	$1.45
Diluted	$0.59	$0.52	$1.23	$1.45

Potential common shares consist of employee and director stock options.  These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be anti-dilutive, i.e., increase earnings per share or reduce a loss per share.  Weighted-average anti-dilutive potential common shares totaled 317,893 and 761,113, respectively, for the three months ended September 30, 2016 and September 30, 2015.  Weighted-average anti-dilutive potential common shares totaled 578,863 and 815,765, respectively, for the nine months ended September 30, 2016 and September 30, 2015.

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

The following tables show the components of net periodic benefits cost included in expense for the plans for the periods indicated.

			Other Post-
(in thousands)	Pension Benefits		retirement Benefits

Three Months Ended September 30, 2016	2016	2015	2016	2015
Service cost	$3,611	$3,383	$45	$23
Interest cost	4,022	4,672	204	174
Expected return on plan assets	(8,554)	(8,207)	—	—
Amortization of net loss	1,426	842	53	(40)
Net periodic benefit cost	$505	$690	$302	$157

Nine Months Ended September 30, 2016
Service cost	$10,487	$10,128	$119	$95
Interest cost	13,033	13,963	613	717
Expected return on plan assets	(25,999)	(24,626)	—	—
Amortization of net loss	4,320	2,328	75	45
Net periodic benefit cost	$1,841	$1,793	$807	$857

No contribution is required in 2016 to meet minimum funding requirements, and the Company has no plans to make a contribution in the current year.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

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

A summary of option activity for the nine months ended September 30, 2016 is presented below.

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
Options	Shares	Price	(Years)	Value ($000)
Outstanding at January 1, 2016	745,806	$37.55
Exercised/Released	(1,660)	29.73
Cancelled/Forfeited	(66,345)	35.25
Expired	(150,847)	46.06
Outstanding at September 30, 2016	526,954	$35.42	3.81	$582
Exercisable at September 30, 2016	483,199	$35.93	3.67	$469

The total intrinsic value of options exercised for the nine months ended September 30, 2016 was minimal, compared to $0.2 million for the nine months ended September 30, 2015.

The restricted and performance shares in the table below are subject to service requirements. A summary of the status of the Company’s nonvested restricted and performance shares as of September 30, 2016 and changes during the nine months ended September 30, 2016, is presented in the following table.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2016	2,196,145	$30.97
Granted	106,403	25.15
Vested	(71,184)	30.98
Forfeited	(207,932)	30.92
Nonvested at September 30, 2016	2,023,432	$30.63

As of September 30, 2016,  there were $33.6 million of total unrecognized compensation expense related to nonvested restricted and performance shares expected to vest.  This compensation is expected to be recognized in expense over a weighted average period of 3.1 years.  The total fair value of shares which vested during the nine months ended September 30, 2016 and 2015 was $2.2 million and $7.6 million, respectively.

During the nine months ended September 30, 2016, the Company granted 35,587 performance shares subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $24.42 per share and 35,587 performance shares subject to a core earnings per share performance metric with a grant date fair value of $22.58 per share to key members of executive management. The number of performance shares subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 44 regional banks. The fair value of the performance shares subject to TSR at the grant date was determined using a Monte Carlo simulation method.  The number of performance shares subject to core earnings per share that ultimately vest will be based on the Company’s attainment of certain core earnings per share goals over the two-year performance period.  The maximum number of performance shares that could vest is 200% of the target award.  Compensation expense for these performance shares is recognized on a straight-line basis over the three-year service period.

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

	September 30, 2016
(in thousands)	Level 1	Level 2	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$20,671	$20,671
Municipal obligations	—	217,018	217,018
Corporate debt securities	—	3,500	3,500
Residential mortgage-backed securities	—	1,775,925	1,775,925
Commercial mortgage-backed securities	—	173,109	173,109
Collateralized mortgage obligations	—	223,256	223,256
Equity securities	1,201	—	1,201
Total available for sale securities	1,201	2,413,479	2,414,680
Derivative assets (1)	—	36,554	36,554
Total recurring fair value measurements - assets	$1,201	$2,450,033	$2,451,234
Liabilities
Derivative liabilities (1)	$—	$37,899	$37,899
Total recurring fair value measurements - liabilities	$—	$37,899	$37,899

(1)	For further disaggregation of derivative assets and liabilities, see Note 6 - Derivatives.

	December 31, 2015
(in thousands)	Level 1	Level 2	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$134	$134
Municipal obligations	—	39,607	39,607
Corporate debt securities	—	3,500	3,500
Residential mortgage-backed securities	—	1,758,373	1,758,373
Collateralized mortgage obligations	—	289,033	289,033
Equity securities	2,757	—	2,757
Total available for sale securities	2,757	2,090,647	2,093,404
Derivative assets (1)	—	23,251	23,251
Total recurring fair value measurements - assets	$2,757	$2,113,898	$2,116,655
Liabilities
Derivative liabilities (1)	$—	$23,968	$23,968
Total recurring fair value measurements - liabilities	$—	$23,968	$23,968

(1)	For further disaggregation of derivative assets and liabilities, see Note 6 - Derivatives.

Securities classified as level 1 within the valuation hierarchy include equity securities with fair value measurements obtained from quoted market prices on an active market.  Level 2 classified securities include obligations of U.S. Government agencies and U.S.

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

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

The Company invests only in securities of investment grade quality with a targeted duration, for the overall portfolio, generally between two and five years.  Company policies generally limit investments to agency securities and municipal securities determined to be investment grade according to an internally generated score which generally includes a rating of not less than “Baa” or its equivalent by a nationally recognized statistical rating agency.    There were no transfers between valuation hierarchy levels during the periods shown.

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

	September 30, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$126,401	$—	$126,401
Other real estate owned	—	—	14,626	14,626
Total nonrecurring fair value measurements	$—	$126,401	$14,626	$141,027

	December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$93,602	$—	$93,602
Other real estate owned	—	—	17,206	17,206
Total nonrecurring fair value measurements	$—	$93,602	$17,206	$110,808

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

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

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amount at September 30, 2016 and December 31, 2015.

	September 30, 2016
				Total Fair	Carrying
(in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$458,792	$—	$—	$458,792	$458,792
Available for sale securities	1,201	2,413,479	—	2,414,680	2,414,680
Held to maturity securities	—	2,482,540	—	2,482,540	2,428,432
Loans, net	—	126,401	15,926,313	16,052,714	15,834,760
Loans held for sale	—	42,545	—	42,545	42,545
Derivative financial instruments	—	36,554	—	36,554	36,554
Financial liabilities:
Deposits	$—	$—	$18,885,148	$18,885,148	$18,885,477
Federal funds purchased	1,250	—	—	1,250	1,250
Securities sold under agreements to repurchase	335,894	—	—	335,894	335,894
FHLB borrowings	738,812	—	—	738,812	738,812
Long-term debt	—	468,091	—	468,091	463,710
Derivative financial instruments	—	37,899	—	37,899	37,899

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

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

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

Issued but Not Yet Adopted Accounting Standards

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The amendments provide guidance on eight specific cash flow issues, including debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies (including bank-owned), life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle.  The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The amendments should be applied using a retrospective transition method to each period presented.  The Company is currently assessing this pronouncement and the impact of adoption.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credits Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The ASU, more commonly referred to as Current Expected Credit Losses, or CECL, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  In addition, the ASU amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration.  The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Early application is permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company is currently assessing this pronouncement and the impact of adoption.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” to improve the accounting for employee share-based payments. Several aspects of the accounting for share-

Hancock Holding Company and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

based payment award transactions are simplified, including income tax consequences; classification of awards as either equity or liabilities; and classification on the statement of cash flows. The amendments are effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted for any interim or annual period. The Company is currently assessing this pronouncement and the impact of adoption.

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

In January 2016, the FASB issued an ASU 2016-01 “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” that improves the recognition and measurement of financial instruments through targeted changes to existing GAAP. It requires equity investments (except those that are accounted for under the equity method of accounting or result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. It also requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company is currently assessing this pronouncement, however, the adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” affecting any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Most revenue associated with financial instruments, including interest and loan origination fees, is outside the scope of the guidance. Gains and losses on investment securities, derivatives, and sales of financial instruments are also excluded from the scope.  Subsequent to issuance of the revenue recognition guidance, the FASB has issued several updates that deferred by one year the effective date for revenue recognition guidance; clarified its guidance for performing the principal-versus-agent analysis; clarified guidance for identifying performance obligations allowing entities to ignore immaterial promised goods and services in the context of a contract with a customer and other clarifying guidance.  Entities can elect to adopt the guidance either on a full or modified retrospective basis.  Full retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the earliest comparative period presented.  Modified retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the reporting period in which the entity first applies the new guidance.  The standard will be effective for the Company for annual reporting periods beginning after December 15, 2017.  The Company does not plan to early adopt the guidance. The Company is in the process of evaluating the transition method election and the impact of the guidance to noninterest income and on presentation and disclosures. This guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

This discussion includes non-GAAP financial measures to describe Hancock’s performance. An overview of the non-GAAP measures used and the reasons why management believes they are useful and important in understanding the Company’s financial condition and results of operations is included in the “Critical Accounting Policies and Estimates” section below.  The reconciliations of those measures to GAAP measures are provided in the appropriate sections within this Item.

Recent Economic and Industry Developments

Energy Industry Impact

WTI Crude Oil prices were generally stable during the third quarter of 2016 trading mostly in the $40 to $50 per barrel range after trading as low as $26 per barrel during the first quarter of 2016.  The September 30, 2016 closing price of approximately $48 per barrel was virtually flat with June 30, 2016, but still down approximately 54% from July 2014.  Like WTI Crude Oil prices, natural gas prices continued to improve during the third quarter after trading at relatively depressed levels during the past 24 months.   The stabilization of energy prices during the past two quarters has led to an increase in U.S. drilling activity. At September 30, 2016, industry monitor Baker Hughes reported 522 active rigs, up 100, or 24%, from June 30, 2016, but still almost 75% below the September 30, 2014 total of 1,931. This downturn in crude oil and natural gas prices and resulting drilling activity over the past two years has had a substantial negative effect on a large number of energy-related companies, including a number of the Company’s customers, impacting our recent financial performance and credit metrics.  Even with improving oil prices and recent increase in drilling activity, management expects a lag in the recovery of energy service and support credits.  This is reflected by an increase in criticized energy loans at September 30, 2016, where the majority of risk downgrades were in non-drilling support credits.  Our expectation is that reserve-based lending credits will show signs of improvement first, followed by land-based services, and finally non-drilling services in the Gulf of Mexico where our customers operate.

At September 30, 2016, the Company’s loans to energy-related customers totaled approximately $1.4 billion, or 9% of its total loan portfolio.  Total criticized loans in the energy portfolio increased approximately $95 million from June 30, 2016 to $893 million, or approximately 64% of the total energy portfolio. Criticized loans are defined as those which are risk rated special mention, substandard or doubtful, and include both accruing and nonaccrual loans.  The linked-quarter increase in criticized loans is mainly related to an $86 million increase in the energy support sector of our overall energy portfolio.  Nonperforming energy loans totaled $199 million, up approximately $2 million from June 30, 2016.  Despite the increase in criticized loans, energy loans past due 30 days or more, including both performing and nonaccrual loans, decreased $24 million, or 30%, from June 30, 2016 to $56 million at September 30, 2016. The recent increase in energy prices has benefited the upstream sector more than the support sector and management expects a lag on the turnaround timing for the support sector which could result in continued downgrades and an increase in nonperforming loans.  The allowance for the energy portfolio increased to $118 million from $111 million at June 30, 2016, and now totals 8.5% of the energy portfolio, up from 7.5% at June 30, 2016.  At September 30, 2016, the Company’s total allowance for loan losses was $236 million compared to $181 million at December 31, 2015.

Management continues to work with our energy-related customers to weather this difficult cycle. We continue to make prudently underwritten loans to qualified energy-related companies, while reducing our overall concentration of energy-related credits by focusing loan growth efforts on other specifically targeted areas.  Energy-related loans decreased $81 million between June 30, 2016 and September 30, 2016.  The linked-quarter net decrease in the energy portfolio included approximately $141 million in payoffs and paydowns and $5 million in charge-offs, partially offset by approximately $65 million in draws on existing lines. At September 30, 2016, the Company has approximately $692 million in unfunded commitments to its energy-related customers.  The availability of these funds generally requires the borrower to meet credit standards, maintain collateral values established in the underlying contract and not be in violation of any other contractual conditions.

The Company’s energy-related loan portfolio is diversified across a number of industries. It is comprised of loans to customers involved in both exploration and production and support services.  Approximately $900 million, or 67%, of the energy portfolio is with customers who provide support services, including transportation, supply fabrication and other onshore and offshore services and products to exploration and production activities. The remaining $500 million, or 33%, is to customers engaged in oil and gas exploration and production, 90% of which is supported by proved developed producing reserves.  These customers are diversified across 12 primary basins in the U.S. and the Gulf of Mexico and by product line with approximately 60% in oil and 40% in gas. Borrowing base redeterminations for reserve-based loans are completed twice a year.  During the fourth quarter, these credits will be reviewed and adjustments made to overall commitment levels.   Reserve-based lending commitments were reduced by approximately 20% on average in the spring redetermination cycle due to continued low commodity prices.

Management continues to closely monitor the impact that the prolonged decrease in energy-related activity will have on the ability of the Company’s energy-related customers to service their debt.  Part of the ongoing monitoring includes a review of customers’ balance sheets, leverage ratios, collateral values and other critical lending metrics.  As new information becomes available, the Company could have additional risk rating downgrades.  Management believes that if further risk rating downgrades occur, they could lead to additional loan loss provisions, a higher allowance for loan losses, and additional charge-offs.  While management expects additional charge-offs in the portfolio, we continue to believe the impact of the energy cycle on the Company will be manageable and capital will remain solid.  Management estimates that net charge-offs from energy-related credits could approximate $65 to $95 million over the duration of the cycle.  During the third quarter of 2016, the Company recorded net charge-offs of approximately $5 million on energy-related credits.  Since November 2014, the start of the current cycle, the Company has recorded approximately $30 million in net charge-offs on energy-related credits.

Additionally, management is closely monitoring the impact the decreased level of drilling activity is having on the local economies in the Company’s energy-dependent markets, particularly as it relates to our consumer and commercial real estate portfolios.  Although the Company has not experienced any significant issues in these portfolios, we could experience some credit degradation during the  remainder of 2016 and into the first half of 2017, particularly in the consumer portfolio, which may require an increase in our allowance for loan losses.

Current Economic Environment

Most of Hancock’s market area reflected a modest to moderate expansion in economic activity during the third quarter according to the Federal Reserve’s Summary of Commentary on Current Economic Conditions (“Beige Book”).   However, energy-related businesses operating mainly in Hancock’s south Louisiana and Houston, Texas markets remained depressed despite an improvement in drilling business activity.

The real estate markets for residential properties reported slow and steady growth across the Company’s footprint outside of the Houston area during the third quarter.  Sales of lower-priced homes remained strong, but demand slowed for moderate and high-priced homes.  Apartment demand was strong in all markets excluding Houston, where increasing supply put pressure on rent prices and occupancy levels.  New home sales and construction activity are expected to remain flat or improve slightly over the next three months in all of our markets.

The commercial real estate market continued to improve in most of our footprint, with growing demand for office and industrial space in certain market areas.  Commercial construction activity also increased in these sectors.  Continued improvement is expected in the commercial real estate market. However, the Houston market is the exception to this positive outlook with an overabundance of availability as sublease space continued to spike.

The Beige Book reported both retail sales activity and consumer spending were mixed with merchants expecting sales to remain flat over the next several months.  Auto sales declined throughout the Company’s footprint. Tourism and hospitality activity had increased since the summer and outlooks for the rest of the year remained positive.  Wages and employment remained steady, while some firms experienced difficulty finding qualified workers to fill various job levels.  Shortages of healthcare and construction workers persisted.  Energy companies indicated that layoffs had subsided and they were trying to retain their remaining talent.

Loan demand across the geographic markets that Hancock serves were mixed, with some areas reporting strong loan activity, while others noted declines.  Energy-related companies continued to report challenges in obtaining credit.  Banking individuals surveyed in the October 19, 2016 Beige Book reported that consumer confidence and credit issues had improved since the September 7, 2016 Beige Book report.  Individuals surveyed in the Beige Book remained cautiously optimistic with a more positive economic outlook than in the previous survey.

Highlights of Third Quarter 2016 Financial Results

Net income in the third quarter of 2016 was $46.7 million, or $0.59 per diluted common share, compared to $46.9 million, or $0.59 per diluted common share, in the second quarter of 2016.  Net income was $41.2 million, or $0.52 per diluted common share, in the third quarter of 2015.   Although linked-quarter earnings were stable, there were slight changes in the various components as a $1.8 million increase in the provision for loan losses was generally offset by lower operating expenses and a lower effective tax rate. The $5.6 million increase in third quarter 2016 net income compared to third quarter 2015 is mainly due to a $6.7 million increase in net interest income driven by a $1.8 billion increase in average earning assets, a $2.8 million increase in noninterest income from strategic initiatives implemented during 2015 and 2016, and a $2.1 million decrease in expense.  An $8.9 million increase in the loan loss provision, mostly related to the energy portfolio, partially offset the revenue increase.

Net income for the nine months ended September 30, 2016 was $97.5 million, or $1.23 per diluted common share, compared to $116.2 million, or $1.45 per diluted common share, for the nine months ended September 30, 2015.  The decrease was mainly due to a $73.4 million increase in provision for loan losses mostly related to the energy portfolio. This was partially offset by a $24.5 million increase in net interest income, a $7.3 million increase in noninterest income and a $7.6 million reduction in noninterest expense.  Included in net income for the nine months ended September 30, 2016 and 2015 was the negative impact from nonoperating expenses totaling $5.0 million and $16.2 million, respectively.

The total allowance for loan losses was $236.1 million at September 30, 2016, up $10.0 million from June 30, 2016 and $96.5 million from September 30, 2015.  The ratio of the allowance for loan losses to period-end loans was 1.47% at September 30, 2016, up from 1.41% at June 30, 2016, and 0.95% at September 30, 2015.  The increase in the allowance from September 30, 2015 is primarily attributable to the energy portfolio. The allowance for credits in the energy portfolio totaled $118.3 million, or 8.5% of energy loans, at September 30, 2016, up from $111.1 million, or 7.5% of energy loans, at June 30, 2016, and $35.2 million, or 2.1%, at September 30, 2015.  The allowance maintained on the portion of the loan portfolio that was not purchased credit impaired (“PCI”) increased $9.9 million linked quarter, totaling $216.4 million, while the allowance on the PCI loan portfolio increased $0.1 million linked quarter.

During August of 2016, the Baton Rouge metropolitan area, one of the Company’s major markets, experienced historic and unprecedented flooding.  Management does not expect the flooding to have a significant impact on the Company’s credit losses.  However, the Company suffered significant damage to five of its locations.  Operating expense in the third quarter of 2016 includes an accrual for $2.5 million, mainly representing the property and contents insurance deductible for the damaged locations.

Core pre-tax, pre-provision income, tax-equivalent (“te”) (“core PTPP”) was $86.0 million for the third quarter of 2016, compared to $85.2 million in the second quarter of 2016 and $70.4 million in the third quarter of 2015.  Management believes core PTPP is a useful financial measure as it enables investors and others to assess the ability of the Company to generate capital to cover credit losses during a credit cycle.  For the nine months ended September 30 2016, core PTPP is up $48.6 million, or 24% compared to the same period in 2015.  The Company has established as one of its 2016 strategic objectives a core PTPP of $323.4 million representing a 25% increase over 2014 core PTPP of $258.7 million.  The Company believes it is on track to exceed our 2016 goal.  Through September 30, 2016, core PTPP totaled $247.7 million, or 77% of our goal for 2016. The table below provides a reconciliation of the non-GAAP measure core PTPP to GAAP-related financial statement line items.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(in millions)	2016	2016	2015	2016	2015
Net interest income	$163.5	$165.0	$156.8	$491.3	$466.8
Tax-equivalent (te) adjustment (a)	6.8	6.2	3.3	18.3	9.4
Net interest income (te) (a)	170.3	171.2	160.1	509.6	476.2
Noninterest income	63.0	63.7	60.2	184.9	177.6
Purchase accounting adjustments - revenue	(3.1)	(3.8)	(4.7)	(10.8)	(25.5)
Core revenue (te) (a)	230.2	231.1	215.6	683.7	628.3
Noninterest expense	(149.1)	(150.9)	(151.2)	(456.0)	(463.6)
Intangible amortization	4.9	5.0	6.0	15.0	18.5
Nonoperating items	—	—	—	5.0	15.9
Core pre-tax, pre-provision income (te) (a)	$86.0	$85.2	$70.4	$247.7	$199.1

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) for the third quarter of 2016 was $170.3 million, virtually unchanged from the second quarter of 2016. Core net interest income (te) was also virtually flat.

Net interest income (te) for the third quarter of 2016 increased $10.2 million, or 6%, compared to the third quarter of 2015. Core net interest income (te) was up $12.0 million, or 8%, due to interest earned on a $1.8 billion increase in average earning assets.

Net interest income (te) for the first nine months of 2016 totaled $509.6 million, a $33.4 million, or 7%, increase from the first nine months of 2015. Excluding a $14.0 million decrease in purchase accounting accretion, core net interest income was up $47.4 million for the first nine months of 2016 compared to the same period of 2015. Interest earned on loans, excluding purchase accounting accretion, increased $52.0 million as average total loan balances grew $1.8 billion, or 13%. Total interest earned on investment securities increased $12.0 million from both a $512.0 million, or 12%, increase in average investment securities and a 9 bp increase in yields resulting from an improved investment portfolio mix as the average balance of higher yielding municipal securities increased $319 million.

The reported net interest margin was 3.20% for the third quarter of 2016, down 5 bps from the second quarter of 2016, and 8 bps from the third quarter of 2015.   The core net interest margin for the third quarter of 2016 was 3.12% or 3 bps below the second quarter of

2016, driven by a 3 bp decrease in the loan yield and a 4 bp decrease in the yield on securities. The 3 bp decrease in loan yield was mainly attributable to the impact of nonaccruing loans.  The security yield decrease resulted from an increased level of premium amortization on the mortgage-backed security portfolio as repayments increased due to mortgage activity associated with the lower interest rate environment in the second and third quarters.  Compared to the third quarter of 2015, the core interest margin decreased 3 bps.  The major factors in this decline were a 3 bp decrease in the loan yield and a 5 bp increase in the cost of funds.  The cost of funds increase was driven by a 13 bp increase in the cost of interest-bearing deposits resulting from the Company’s strategic initiatives to fund loan growth with deposits.

The overall reported yield on earning assets was 3.55% in the third quarter of 2016, down 5 bps from the second quarter of 2016 and 2 bps from the third quarter of 2015. The linked-quarter decrease resulted from a 4 bp decrease in the loan yield and a 4 bp decrease in the yield on the investment portfolio as noted above.  The decrease from third quarter 2015 was primarily the result of a lower loan yield resulting from a decline in net purchase accounting accretion, partially offset by a 9 bp improvement in the yield on the securities portfolio. A $477 million increase in higher-yielding municipal securities improved the mix of the portfolio.  The cost of funding earning assets was unchanged from the second quarter of 2016 and up 5 bps from the third quarter of 2015.

The reported net interest margin for the first nine months of 2016 was 3.23% compared to 3.37% in 2015, while the core net interest margin declined to 3.13% in 2016 compared to 3.16% in 2015.  Changes in net interest income (te) and the net interest margin between the year-to-date periods generally resulted from the same factors that affected the quarterly comparisons.

The following tables detail the components of our net interest income and net interest margin.

	Three Months Ended
	September 30, 2016			June 30, 2016			September 30, 2015
(dollars in millions)	Volume	Interest	Rate	Volume	Interest	Rate	Volume	Interest	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$11,948.1	$114.4	3.81%	$11,990.7	$115.0	3.86%	$10,608.2	$104.4	3.91%
Residential mortgage loans	2,019.8	20.2	4.01	2,015.3	20.7	4.12	1,978.0	20.2	4.08
Consumer loans	2,055.6	26.7	5.18	2,053.9	26.2	5.12	1,925.3	24.5	5.04
Loan fees & late charges		(0.8)			(0.6)			0.1
Total loans (te) (a) (b)	16,023.5	160.5	3.99	16,059.9	161.3	4.03	14,511.5	149.2	4.09
Loans held for sale	38.7	0.3	3.34	29.1	0.2	3.43	17.2	0.2	4.07
US Treasury and government agency securities	60.1	0.3	1.73	50.0	0.2	1.68	166.8	0.6	1.55
Mortgage-backed securities and collateralized mortgage obligations	3,965.4	20.6	2.08	4,062.3	22.0	2.16	4,052.0	22.0	2.17
Municipals (te) (a)	677.1	6.7	3.95	531.4	5.5	4.13	200.3	2.3	4.52
Other securities	4.6	—	2.51	5.0	—	1.89	6.4	—	1.59
Total securities (te) (a) (c)	4,707.2	27.6	2.34	4,648.7	27.7	2.38	4,425.5	24.9	2.25
Total short-term investments	428.0	0.5	0.47	409.3	0.5	0.47	479.1	0.3	0.24
Total earning assets (te) (a)	$21,197.4	$188.9	3.55%	$21,147.0	$189.7	3.60%	$19,433.3	$174.6	3.57%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$6,732.8	$4.5	0.27%	$6,779.6	$4.7	0.28%	$7,270.1	$3.7	0.20%
Time deposits	2,446.3	5.6	0.91	2,556.7	5.7	0.90	2,171.7	3.8	0.70
Public funds	2,253.6	2.5	0.44	2,302.1	2.2	0.39	1,839.0	1.4	0.31
Total interest-bearing deposits	11,432.7	12.6	0.44	11,638.4	12.6	0.44	11,280.8	8.9	0.31
Short-term borrowings	1,366.2	1.0	0.30	1,351.2	0.9	0.27	1,050.8	0.3	0.10
Long-term debt	468.1	5.0	4.28	471.9	5.0	4.26	499.1	5.3	4.21
Total borrowings	1,834.3	6.0	1.32	1,823.1	5.9	1.30	1,549.9	5.6	1.42
Total interest-bearing liabilities	13,267.0	18.6	0.56%	13,461.5	18.5	0.55%	12,830.7	14.5	0.45%
Net interest-free funding sources	7,930.4			7,685.5			6,602.6
Total cost of funds	$21,197.4	$18.6	0.35%	$21,147.0	$18.5	0.35%	$19,433.3	$14.5	0.30%
Net interest spread (te) (a)		$170.3	2.99%		$171.2	3.05%		$160.1	3.13%
Net interest margin	$21,197.4	$170.3	3.20%	$21,147.0	$171.2	3.25%	$19,433.3	$160.1	3.28%

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities.

	Nine Months Ended
	September 30, 2016			September 30, 2015
(dollars in millions)	Volume	Interest	Rate	Volume	Interest	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$11,884.2	$341.1	3.83%	$10,415.4	$312.8	4.01%
Residential mortgage loans	2,031.2	62.2	4.09	1,937.4	60.6	4.17
Consumer loans	2,062.1	79.2	5.13	1,822.8	69.5	5.10
Loan fees & late charges		(2.2)			0.4
Total loans (te) (a) (b)	15,977.5	480.3	4.01	14,175.6	443.3	4.18
Loans held for sale	27.6	0.7	3.54	18.6	0.5	3.54
US Treasury and government agency securities	53.4	0.7	1.70	246.9	2.9	1.56
Mortgage-backed securities and collateralized mortgage obligations	4,053.2	65.4	2.15	3,664.2	60.2	2.19
Municipals (te) (a)	516.5	15.8	4.08	197.2	6.7	4.56
Other securities	5.2	0.1	2.06	8.0	0.2	3.00
Total securities (te) (a) (c)	4,628.3	82.0	2.36	4,116.3	70.0	2.27
Total short-term investments	452.0	1.6	0.47	537.0	0.9	0.23
Total earning assets (te) (a)	$21,085.4	$564.6	3.58%	$18,847.5	$514.7	3.65%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$6,775.9	$13.9	0.27%	$6,814.1	$8.4	0.16%
Time deposits	2,420.7	16.3	0.90	2,205.6	11.3	0.68
Public funds	2,243.1	6.8	0.40	1,848.3	4.0	0.29
Total interest-bearing deposits	11,439.7	37.0	0.43	10,868.0	23.7	0.29
Short-term borrowings	1,427.2	2.9	0.28	956.2	0.6	0.09
Long-term debt	474.4	15.1	4.25	473.8	14.2	4.02
Total borrowings	1,901.6	18.0	1.27	1,430.0	14.8	1.39
Total interest-bearing liabilities	13,341.3	55.0	0.55%	12,298.0	38.5	0.42%
Net interest-free funding sources	7,744.1			6,549.5
Total cost of funds	$21,085.4	$55.0	0.35%	$18,847.5	$38.5	0.28%
Net interest spread (te) (a)		$509.6	3.03%		$476.2	3.23%
Net interest margin	$21,085.4	$509.6	3.23%	$18,847.5	$476.2	3.37%

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities.

Due to the significant, unsustainable contribution from purchase accounting accretion related to the 2009 Peoples First Community Bank and 2011 Whitney Holding Company acquisitions, management believes that non-GAAP measures of core net interest income and core net interest margin provide investors with meaningful financial measures of the Company’s performance over time.  The following table provides a reconciliation of reported and core net interest income and reported and core net interest margin.

	Three Months Ended			Nine Months Ended

	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars in millions)	2016	2016	2015	2016	2015
Net interest income (te) (a)	$170.3	$171.2	$160.1	$509.6	$476.2
Purchase accounting adjustments
Loan discount accretion	5.2	5.8	7.3	17.4	32.4
Bond premium amortization	(0.6)	(0.6)	(0.9)	(1.9)	(2.9)
Net purchase accounting accretion	4.6	5.2	6.4	15.5	29.5
Core net interest income (te) (a)	$165.7	$166.0	$153.7	$494.1	$446.7
Average earning assets	$21,197.4	$21,147.0	$19,433.3	$21,085.4	$18,847.5
Net interest margin - reported	3.20%	3.25%	3.28%	3.23%	3.37%
Net purchase accounting adjustments	0.08%	0.10%	0.13%	0.10%	0.21%
Core net interest margin (te) (a)	3.12%	3.15%	3.15%	3.13%	3.16%

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.

Provision for Loan Losses

During the third quarter of 2016, the Company recorded a total provision for loan losses of $19.0 million, up $1.8 million from the second quarter of 2016 and up $8.9 million from the third quarter of 2015.  The increase from the third quarter of 2015 is largely due to a $6.1 million increase in net charge-offs, $4.4 million of which is related to energy credits.  The provision for the PCI portfolio was a credit of $0.4 million for both the three months ended September 30, 2016 and 2015.  For the three months ended June 30, 2016, the provision for the PCI portfolio was $0.2 million.  The credits to provision for the PCI portfolio were primarily due to reductions in expected losses in the remaining portfolio related to the Peoples First Community Bank purchase.

For the first nine months of 2016, the total provision for loan losses was $96.2 million, up from $22.8 million for the same period in 2015.  The increase over the prior year is mainly due to an additional $50 million in provision related to the energy portfolio recorded in the first quarter of 2016.    Based on currently available information, management expects the provision for loan losses will approximate $12 to $17 million for the fourth quarter of 2016.

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

Noninterest Income

Noninterest income totaled $63.0 million for the third quarter of 2016, down slightly from the second quarter of 2016 and up $2.8 million, or 5%, compared to the third quarter of 2015. Increases in secondary mortgage market operations and derivative income, offset by declines in investment and annuity fees, income from bank-owned life insurance and trust fees were the primary factors in the linked-quarter variance.  Compared to the third quarter of 2015, increases in secondary mortgage market operations, income from bank-owned life insurance and derivative income were partially offset by decreases in investment and annuity fees, and insurance commissions. Noninterest income totaled $184.9 million for the first nine months of 2016, up $7.3 million, or 4%, from the first nine months of 2015.

The components of noninterest income are presented in the following table for the indicated periods.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2016	2016	2015	2016	2015
Service charges on deposit accounts	$18,716	$18,394	$18,619	$55,493	$53,842
Trust fees	11,512	12,089	11,345	34,825	34,340
Bank card and ATM fees	11,808	11,954	11,637	35,110	34,688
Investment and annuity fees	4,289	5,043	6,149	14,265	16,037
Secondary mortgage market operations	4,917	4,176	3,413	12,005	9,695
Insurance commissions and fees	1,088	1,240	2,238	3,635	6,587
Amortization of FDIC loss share receivable	(1,539)	(1,526)	(1,564)	(4,678)	(4,034)
Income from bank-owned life insurance	4,097	4,501	2,451	11,148	7,788
Credit related fees	2,685	2,267	2,718	7,309	7,786
Derivative income	1,347	533	74	1,741	1,486
Net gain (loss) on sale of assets	991	1,801	418	4,557	363
Safety deposit box income	424	413	441	1,315	1,356
Other miscellaneous	2,322	2,041	2,268	6,698	7,360
Securities transactions	351	768	4	1,465	337
Total noninterest income	$63,008	$63,694	$60,211	$184,888	$177,631

Service charges on deposits totaled $18.7 million for the third quarter of 2016, up slightly from both the second quarter of 2016 and the third quarter of 2015. The linked-quarter increase was due to an increase in consumer overdraft fees while the increase compared to the third quarter of 2015 was due to growth in fees from commercial products.

Bank card and ATM fees totaled $11.8 million for the quarter ended September 30, 2016, compared to $12.0 million in the second quarter of 2016.  Compared to the third quarter of 2015, bank card and ATM fees were up $0.2 million, or 1%.

Secondary mortgage market operations fee income increased $0.7 million, or 18%, from the second quarter of 2016, and $1.5 million,

or 44%, compared to the third quarter of 2015. These increases are mainly related to increased loan production resulting from a combination of the addition of several new mortgage originators hired in the fourth quarter of 2015 and first quarter of 2016 and a lower interest rate environment for mortgage related products. Mortgage loan originations for the third quarter of 2016 were up 13% over the second quarter and 49% over the third quarter of 2015.  For the year, mortgage loan originations are up 34% compared to the same period in 2015.

Trust fees decreased $0.6 million, or 5%, linked quarter due to seasonal income related to tax preparation fees earned in the second quarter. For the year, trust fees totaled $34.8 million, up $0.5 million, or 1%, compared to the same period in 2015.

Investment and annuity fees and insurance commissions and fees totaled $5.4 million in the third quarter of 2016, down $0.9 million linked quarter and down $3.0 million compared to the third quarter of 2015.  Investment and annuity fees were down due to a change in the mix of products sold. In the current interest rate environment, customer demand for longer-term annuity products has been replaced for shorter duration products which result in a lower up-front commission.  Additionally, the Company has shifted its focus more towards recurring products that pay no up-front commissions but generate additional revenue over time.  Insurance commissions were down compared to the third quarter of 2015, when the Company elected to exit its title insurance operation to focus on more profitable areas. The title insurance operation contributed approximately $1 million in fee income quarterly.

Income from bank-owned life insurance was down $0.4 million, or 9%, linked quarter, and up $1.6 million, or 67% compared to the third quarter of 2015. For the year, income from bank owned life-insurance totaled $11.1 million, up $3.4 million, or 43%, from the nine months ended September 30, 2015.  The increases over the third quarter of 2015 and the nine months ended September 30, 2015 were both due to increases in the amount of bank-owned policies and the proceeds from death benefit claims.

Income on our customer interest rate derivative program resulted in a $1.3 million net gain for the third quarter of 2016 compared to a $0.5 million net gain in the second quarter of 2016 and a $0.1 million net gain in the third quarter of 2015.  This income is volatile in nature and is dependent upon both customer sales activity and market value adjustments due to interest rate movement.

Net gain on sale of assets mainly consists of the sale of certain specifically identified portfolio mortgage loan products that were sold for asset/liability management purposes. Further sales are not anticipated in the foreseeable future.

Noninterest Expense

Noninterest expense for the third quarter of 2016 was $149.1 million, down $1.9 million, or 1%, from the second quarter of 2016, and down $2.1 million, or 1%, from the third quarter of 2015.  Total noninterest expense for the first nine months of 2016 was $456.0 million, a $7.6 million, or 2%, decrease from the first nine months of 2015.  Excluding nonoperating expense items, noninterest expense for the first nine months of 2016 totaled $451.1 million, an increase of $3.7 million, or less than 1% from 2015.

There were no nonoperating expenses in the third or second quarter of 2016, and none in the third quarter of 2015.  Nonoperating expenses totaled $5.0 million year-to-date 2016 compared to $16.2 million in 2015. Year-to-date 2016 nonoperating expenses were almost all related to separation costs included in personnel expenses.  The nonoperating expenses in 2015 included items related to branch closings and asset dispositions as part of the Company’s branch rationalization process, the resolution of FDIC denied loss share claims and investments in technology to enhance the Company’s risk management processes.

The following discussion of the components of noninterest expenses excludes nonoperating expenses for each period. A summary of nonoperating expenses by major category is included in the second table below.

Personnel expense totaled $83.2 million for the third quarter of 2016. This total was down approximately $1 million, or 1%, compared to both linked quarter and the third quarter of 2015.  The linked-quarter decrease is mainly seasonal and related to benefits. The decrease from the third quarter of 2015 is related to cost controls implemented in late 2015 and early 2016, which included a reduction of 116 full time equivalent positions over the past year.  In the first nine months of 2016, personnel expenses totaled $252.1 million, a $5.3 million, or 2% increase over 2015, primarily related to increased incentive accruals.

Occupancy and equipment expenses totaled $13.4 million in the third quarter of 2016, down slightly linked quarter and down $1.4 million, or 9%, compared to the third quarter of 2015.  This decrease is attributable to a number of cost control measures implemented during the past eighteen months, including eliminating excess space through consolidation of certain back office areas and more efficient space planning.  Year-to-date occupancy and equipment expenses totaled $41.0 million, down $4.8 million compared to the first nine months of 2015.

Other real estate expense recorded a net credit of $5.2 million in the third quarter of 2016, compared to expense of approximately $0.4 million in both the second quarter of 2016 and the third quarter of 2015. The $5.2 million net credit includes a $5.3 million gain from the foreclosure and disposition of a large property that had been acquired in the Peoples First Community Bank acquisition.

All other expenses, excluding amortization of intangibles and nonoperating expense items, totaled $52.8 million for the third quarter of 2016, a $4.9 million, or 10%, increase from the second quarter of 2016.  These expenses totaled $45.8 million in the third quarter of 2015. For the first nine months of 2016, all other expenses, excluding amortization of intangibles and nonoperating expense items totaled $147.3 million, a $12.3 million, or 9% increase over the same period of 2015. The major components of the increases compared to prior periods were a $4.0 million expense related to an early contract termination and  $2.5 million in flood-related expenses as noted earlier in “Highlights of Third Quarter 2016 Financial Results.”

Also contributing to the current period increase in year-to-date other expense compared to the first nine months of 2015 was a $5.4 million, or 45%, increase in deposit insurance and regulatory fees due to asset growth and an increased level of criticized assets.

The components of noninterest expense and nonoperating expense are presented in the following tables for the indicated periods.

	Three Months Ended			Nine Months Ended

	September 30,	June 30,	September 30,	September 30,
(in thousands)	2016	2016	2015	2016	2015
Operating expense
Compensation expense	$70,290	$70,233	$71,187	$209,961	$205,505
Employee benefits	12,873	14,004	12,968	42,180	41,300
Personnel expense	83,163	84,237	84,155	252,141	246,805
Net occupancy expense	10,068	10,394	11,222	30,818	34,149
Equipment expense	3,349	3,080	3,598	10,203	11,610
Data processing expense	14,590	14,370	13,844	43,167	41,306
Professional services expense	6,584	7,712	7,656	21,736	20,067
Amortization of intangibles	4,886	5,005	6,027	15,015	18,493
Telecommunications and postage	3,284	3,272	3,485	9,917	10,606
Deposit insurance and regulatory fees	5,969	6,049	4,225	17,415	12,033
Other real estate expense, net	(5,214)	350	422	(4,419)	1,379
Advertising	2,859	2,693	2,856	7,909	7,140
Ad valorem and franchise taxes	2,268	2,340	2,868	6,911	8,319
Printing and supplies	1,134	1,065	1,193	3,310	3,568
Insurance expense	803	829	794	2,467	2,644
Travel expense	1,022	1,079	1,419	3,050	3,944
Entertainment and contributions	1,686	2,001	1,634	5,319	5,009
Tax credit investment amortization	861	1,833	2,161	4,437	6,352
Other miscellaneous	11,746	4,633	3,634	21,658	13,960
Total operating expense	$149,058	$150,942	$151,193	$451,054	$447,384
Nonoperating expense items	—	—	—	4,978	16,241
Total noninterest expense	$149,058	$150,942	$151,193	$456,032	$463,625

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2016	2016	2015	2016	2015
Nonoperating expense
Compensation expense	$—	$—	$—	$3,563	$1,249
Employee benefits	—	—	—	411	172
Personnel expense	—	—	—	3,974	1,421
Net occupancy expense	—	—	—	—	54
Equipment expense	—	—	—	—	13
Data processing expense	—	—	—	—	106
Professional services expense	—	—	—	181	11,911
Telecommunications and postage	—	—	—	—	1
Other real estate expense, net	—	—	—	323	—
Other expense	—	—	—	500	2,735
Total nonoperating expenses	$—	$—	$—	$4,978	$16,241

Income Taxes

The effective income tax rate for the third quarter of 2016 was approximately 20%, compared to 23% in the first and second quarters of 2016 and 26% in the third quarter of 2015.  The expected effective tax rate for the 2016 year decreased from the expected rate used in the first and second quarters primarily due to the Company’s increased investment in bonds and loans generating tax-exempt interest and lower than originally expected pre-tax earnings for 2016 mostly due to the elevated provision for energy related credits. Management expects the effective tax rates for 2016 and 2017 will approximate 21% to 22% and 25% to 27%, respectively.  The Company’s effective tax rate varies from the 35% federal statutory rate primarily because of tax-exempt income and the use of tax credits.  Interest income on bonds issued by or loans to state and municipal governments and authorities, and earnings from the bank-owned life insurance program are the major components of tax-exempt income.  The main source of tax credits has been investments in tax-advantaged securities and tax credit projects.  These investments are made primarily in the markets the Company serves and are directed at tax credits issued under the Qualified Zone Academy Bonds (“QZAB”), Qualified School Construction Bonds (“QSCB”), Federal and State New Market Tax Credit (“NMTC”) and Low-Income Housing Tax Credit (“LIHTC”) programs. The investments generate tax credits, which reduce current and future taxes and are recognized when earned as a benefit in the provision for income taxes.

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

The following table reconciles reported income tax expense to that computed at the statutory federal tax rate for the indicated periods.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2016	2016	2015	2016	2015
Taxes computed at statutory rate	$20,472	$21,184	$19,519	$43,389	$55,280
Tax credits:
QZAB/QSCB	(689)	(681)	(730)	(2,067)	(2,191)
NMTC - Federal and State	(1,920)	(2,009)	(2,430)	(5,759)	(6,831)
LIHTC	6	24	(25)	18	(73)
Total tax credits	(2,603)	(2,666)	(3,185)	(7,808)	(9,095)
State income taxes, net of federal income tax benefit	567	762	911	1,621	2,381
Tax-exempt interest	(3,818)	(3,407)	(1,908)	(10,278)	(5,401)
Bank owned life insurance	(1,517)	(1,573)	(858)	(3,980)	(2,725)
Impact from interim estimated effective tax rate	(1,468)	(879)	(43)	3,035	855
Other, net	139	197	166	526	494
Income tax expense	$11,772	$13,618	$14,602	$26,505	$41,789

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

Selected Financial Data

The following tables contain selected financial data as of the dates and for the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2016	2016	2015	2016	2015
Common Share Data
Earnings per share:
Basic	$0.59	$0.59	$0.52	$1.23	$1.45
Diluted	$0.59	$0.59	$0.52	$1.23	$1.45
Cash dividends paid	$0.24	$0.24	$0.24	$0.72	$0.72
Book value per share (period-end)	$32.09	$31.77	$31.65	$32.09	$31.65
Tangible book value per share (period-end)	$22.89	$22.50	$22.18	$22.89	$22.18
Weighted average number of shares (000s):
Basic	77,550	77,523	77,928	77,525	78,452
Diluted	77,677	77,680	78,075	77,653	78,609
Period-end number of shares (000s)	77,571	77,538	77,519	77,571	77,519
Market data:
High sales price	$32.94	$27.84	$32.47	$32.94	$32.98
Low sales price	$24.49	$21.93	$25.20	$20.01	$24.96
Period-end closing price	$32.43	$26.11	$27.05	$32.43	$27.05
Trading volume (000s) (a)	42,809	41,668	44,705	140,796	136,733

(a)	Trading volume is based on the total volume as determined by NASDAQ on the last day of the quarter.

	Three Months Ended			Nine Months Ended

	September 30,	June 30,	September 30,	September 30,
(in thousands)	2016	2016	2015	2016	2015
Income Statement:
Interest income	$182,153	$183,506	$171,329	$546,300	$505,336
Interest income (te) (a)	188,937	189,702	174,633	564,623	514,684
Interest expense	18,640	18,537	14,499	54,982	38,557
Net interest income (te) (a)	170,297	171,165	160,134	509,641	476,127
Provision for loan losses	18,972	17,196	10,080	96,204	22,842
Noninterest income	63,008	63,694	60,211	184,888	177,631
Noninterest expense (excluding amortization of intangibles)	144,172	145,937	145,166	441,017	445,132
Amortization of intangibles	4,886	5,005	6,027	15,015	18,493
Income before income taxes	58,491	60,525	55,768	123,970	157,943
Income tax expense	11,772	13,618	14,602	26,505	41,789
Net income	$46,719	$46,907	$41,166	$97,465	$116,154

(a) For analytical purposes, management adjusts net interest income to a “taxable equivalent” basis using a 35% federal tax rate on tax exempt items.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2016	2016	2015	2016	2015
Performance Ratios
Return on average assets	0.80%	0.82%	0.76%	0.56%	0.74%
Return on average common equity	7.52%	7.76%	6.70%	5.33%	6.37%
Return on average tangible common equity	10.58%	11.04%	9.60%	7.55%	9.16%
Earning asset yield (te) (a)	3.55%	3.60%	3.57%	3.58%	3.65%
Total cost of funds	0.35%	0.35%	0.30%	0.35%	0.28%
Net interest margin (te) (a)	3.20%	3.25%	3.28%	3.23%	3.37%
Noninterest income to total revenue (te) (a)	27.01%	27.12%	27.32%	26.62%	27.13%
Efficiency ratio (b)	61.80%	62.14%	65.88%	62.78%	65.64%
Average loan/deposit ratio	85.64%	85.80%	83.82%	86.04%	83.93%
FTE employees (period-end)	3,747	3,723	3,863	3,747	3,863
Capital Ratios
Common stockholders' equity to total assets	10.77%	10.68%	11.36%	10.77%	11.36%
Tangible common equity ratio (c)	7.93%	7.81%	8.24%	7.93%	8.24%

(a) For analytical purposes, management adjusts net interest income to a “taxable equivalent” basis using a 35% federal tax rate on tax exempt items

(b) The efficiency ratio is noninterest expense to total net interest (te) and noninterest income, excluding amortization of purchased intangibles and nonoperating expense.

(c) The tangible common equity ratio is common shareholders’ equity less intangible assets divided by total assets less intangible assets.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
($ in thousands)	2016	2016	2015	2016	2015
Asset Quality Information
Nonaccrual loans (a)	$302,810	$265,722	$166,945	$302,810	$166,945
Restructured loans - still accruing	8,059	35,974	5,779	8,059	5,779
Total nonperforming loans	310,869	301,696	172,724	310,869	172,724
Other real estate (ORE) and foreclosed assets	19,806	23,374	33,599	19,806	33,599
Total nonperforming assets	$330,675	$325,070	$206,323	$330,675	$206,323
Accruing loans 90 days past due (a)	$4,933	$7,982	$5,876	$4,933	$5,876
Net charge-offs - non-purchased credit impaired	9,531	7,803	3,471	38,633	8,335
Net charge-offs - purchased credit impaired	(124)	(147)	(1,328)	(338)	1,709
Allowance for loan losses	236,061	226,086	139,576	236,061	139,576
Provision for loan losses	18,972	17,196	10,080	96,204	22,842
Ratios:
Nonperforming assets to loans, ORE and foreclosed assets	2.06%	2.02%	1.39%	2.06%	1.39%
Accruing loans 90 days past due to loans	0.03%	0.05%	0.04%	0.03%	0.04%
Nonperforming assets + accruing loans 90 days past due to loans, ORE and foreclosed assets	2.09%	2.07%	1.43%	2.09%	1.43%
Net charge-offs - non-purchase credit impaired to average loans	0.24%	0.20%	0.09%	0.32%	0.08%
Allowance for loan losses to period-end loans	1.47%	1.41%	0.95%	1.47%	0.95%
Allowance for loan losses to nonperforming loans + accruing loans 90 days past due	74.75%	73.01%	78.15%	74.75%	78.15%

(a)

Nonaccrual loans and accruing loans past due 90 days or more do not include purchased credit impaired loans with an accretable yield. Included in nonaccrual loans are $48.2 million, $34.8 million, and $4.9 million in restructured loans at September 30, 2016, June 30, 2016, and September 30, 2015, respectively.  Purchased credit impaired loans include loans covered by an FDIC loss share agreement totaling $152.3 million, $160.0 million and $177.5 million as of September 30, 2016, June 30, 2016, and September 30, 2015, respectively.

	Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
(in thousands)	2016	2016	2016	2015	2015
Period-End Balance Sheet
Total loans, net of unearned income (a)	$16,070,821	$16,035,796	$15,978,124	$15,703,314	$14,763,050
Loans held for sale	42,545	42,297	24,001	20,434	19,764
Securities	4,843,112	4,806,370	4,667,837	4,463,792	4,548,922
Short-term investments	128,920	153,159	151,551	565,555	194,414
Earning assets	21,085,398	21,037,622	20,821,513	20,753,095	19,526,150
Allowance for loan losses	(236,061)	(226,086)	(217,794)	(181,179)	(139,576)
Goodwill	621,193	621,193	621,193	621,193	621,193
Other intangible assets, net	92,523	97,409	102,414	107,538	113,229
Other assets (c)	1,545,677	1,533,652	1,482,044	1,532,958	1,481,797
Total assets	$23,108,730	$23,063,790	$22,809,370	$22,833,605	$21,602,793
Noninterest-bearing deposits	$7,543,041	$7,151,416	$7,108,598	$7,276,127	$6,075,558
Interest-bearing transaction and savings deposits	6,620,373	6,754,513	7,043,484	6,767,881	7,360,677
Interest-bearing public funds deposits	2,394,148	2,354,234	2,152,903	2,253,645	1,768,133
Time deposits	2,327,915	2,556,706	2,351,165	2,051,259	2,235,580
Total interest-bearing deposits	11,342,436	11,665,453	11,547,552	11,072,785	11,364,390
Total deposits	18,885,477	18,816,869	18,656,150	18,348,912	17,439,948
Short-term borrowings	1,075,956	1,095,107	1,100,787	1,423,644	1,049,182
Long-term debt (c)	463,710	468,028	471,245	490,145	491,820
Other liabilities	194,460	220,421	160,148	157,761	168,282
Stockholders' equity	2,489,127	2,463,365	2,421,040	2,413,143	2,453,561
Total liabilities & stockholders' equity	$23,108,730	$23,063,790	$22,809,370	$22,833,605	$21,602,793

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2016	2016	2015	2015	2015
Average Balance Sheet
Total loans, net of unearned income (a)	$16,023,458	$16,059,846	$14,511,474	$15,977,526	$14,175,611
Loans held for sale	38,687	29,053	17,233	27,561	18,567
Securities (b)	4,707,224	4,648,807	4,425,546	4,628,330	4,116,270
Short-term investments	428,037	409,323	479,084	452,028	536,961
Earning assets	21,197,406	21,147,029	19,433,337	21,085,445	18,847,409
Allowance for loan losses	(228,603)	(220,679)	(132,634)	(210,913)	(131,001)
Goodwill and other intangible assets	716,097	721,031	737,361	721,056	743,785
Other assets (c)	1,517,890	1,491,210	1,437,879	1,496,117	1,472,703
Total assets	$23,202,790	$23,138,591	$21,475,943	$23,091,705	$20,932,896
Noninterest-bearing deposits	$7,277,568	$7,079,426	$6,032,680	$7,130,762	$6,022,034
Interest-bearing transaction and savings deposits	6,732,815	6,779,565	7,270,061	6,775,870	6,814,057
Interest-bearing public fund deposits	2,253,588	2,302,096	1,838,952	2,243,078	1,848,340
Time deposits	2,446,265	2,556,668	2,171,740	2,420,717	2,205,574
Total interest-bearing deposits	11,432,668	11,638,329	11,280,753	11,439,665	10,867,971
Total deposits	18,710,236	18,717,755	17,313,433	18,570,427	16,890,005
Short-term borrowings	1,366,236	1,351,227	1,050,801	1,427,199	956,228
Long-term debt (c)	468,100	471,924	499,077	474,435	473,804
Other liabilities	185,820	167,680	173,564	174,826	173,675
Stockholders' equity	2,472,398	2,430,005	2,439,068	2,444,818	2,439,184
Total liabilities & stockholders' equity	$23,202,790	$23,138,591	$21,475,943	$23,091,705	$20,932,896

(a)	Includes nonaccrual loans.
(b)	Average securities do not include unrealized holding gains/losses on available for sale securities.
(c)	Prior periods have been restated to reclassify debt issuance costs from other assets to net against the related debt.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, as well as maturities and repayments of investment securities.  Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements.  Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window.  As shown in the table below, our ratio of free securities to total securities was 23.97% at September 30, 2016, compared to 28.39% at June 30, 2016 and 33.68% at September 30, 2015.  The decrease from September 30, 2015 is mainly attributable to pledging requirements related to a $626 million, or 35%, increase in public fund deposits resulting from certain deposit growth initiatives implemented in 2015.

	September 30,	June 30,	March 31,	December 31,	September 30,
Liquidity Metrics	2016	2016	2016	2015	2015
Free securities / total securities	23.97%	28.39%	25.47%	20.29%	33.68%
Core deposits / total deposits	93.03%	91.99%	92.95%	94.90%	93.50%
Wholesale funds / core deposits	8.76%	9.03%	9.07%	10.99%	9.48%
Quarter-to-date average loans /quarter-to-date average deposits	85.64%	85.80%	86.69%	85.28%	83.82%

The liability portion of the balance sheet provides liquidity mainly through the Company’s ability to use cash sourced from various customers’ interest-bearing and noninterest-bearing deposit and sweep accounts.  Core deposits consist of total deposits excluding certificates of deposits (“CDs”) of $250,000 or more, brokered deposits, and balances in sweep time deposit products used by commercial customers. The ratio of core deposits to total deposits was 93.03% at September 30, 2016, compared to 91.99% at June 30, 2016 and 93.50 % at September 30, 2015.  Brokered deposits totaled $758 million as of September 30, 2016, a $201 million decrease from June 30, 2016, and up $376 million compared to September 30, 2015. The Company will use brokered deposits on a temporary basis to support its short-term funding requirements, subject to very strict parameters regarding the terms and interest rate.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings provide additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, our short-term borrowing capacity includes an approved line of credit with the FHLB of $3.1 billion and borrowing capacity at the Federal Reserve’s discount window of $1.7 billion at September 30, 2016.  Wholesale funds, which are comprised of short-term borrowings and long-term debt, were 8.76% of core deposits at September 30, 2016, compared to 9.03% at June 30, 2016 and 9.48% at September 30, 2015.  The decrease from September 30, 2015 primarily reflects a $1.3 billion increase in core deposits.  FHLB borrowings totaled $739 million at September 30, 2016 compared to $675 million at June 30, 2016.  FHLB borrowings were $900 million at year end 2015 and $600 million at September 30, 2015.  No amounts had been borrowed at the Federal Reserve’s discount window in any period. See the discussion on “Balance Sheet Analysis - Deposits” for more information.

Another key measure the Company uses to monitor its liquidity position is the loan-to-deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding).  The loan-to-deposit ratio measures the amount of funds the Company lends out for each dollar of deposits on hand.  The Company’s loan-to-deposit ratio for the third quarter of 2016 was 85.64%, down slightly from the second quarter of 2016, and an increase of 182 bps from September 30, 2015. The increase in the loan-to-deposit ratio from September 30, 2015 was the result of 10% average loan growth outpacing 8% deposit growth. The Company has established an internal target range for the loan-to-deposit ratio from 83% to 87%.

Cash generated from operations is another important source of funds to meet liquidity needs.  The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the nine months ended September 30, 2016 and 2015.

Dividends received from the Bank have been the primary source of funds available to the Company for the payment of dividends to our stockholders and for servicing debt issued by the parent company. The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends the Bank can distribute to the Company.  The Company maintains cash and other liquid assets at the parent company to provide liquidity in an amount sufficient to fund a minimum of at least six quarters of anticipated common stockholder dividends.

CAPITAL RESOURCES

Stockholders’ equity totaled $2.5 billion at September 30, 2016, up $26 million, or 1% compared to June 30, 2016 and up $76 million, or 3% from year end.  The tangible common equity ratio was 7.93% at September 30, 2016, compared to 7.81% at June 30, 2016 and 8.24% at September 30, 2015. The decline in the ratio from last year was primarily due to $1.5 billion in asset growth.  The Company has established an internal target for the tangible common equity ratio of at least 8.00%. However, management will allow the Company’s tangible common equity ratio to drop below 8.00% on a temporary basis if it believes that the shortfall can be replenished through normal operations. Management expects the tangible common equity ratio at December 31, 2016, to decrease slightly compared to September 30, 2016 due to the fourth quarter 2016 annual pension fund liability valuation,  but expects the tangible common equity ratio to return to a level in excess of its 8.00% target during 2017.

On August 28, 2015, the Company’s Board of Directors approved a stock repurchase plan that authorized the repurchase of up to 5%, or approximately 3.9 million shares of its outstanding common stock. The approved plan allowed the Company to repurchase its common shares either in the open market in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions with non-affiliated sellers or as otherwise determined by the Company from time to time until its expiration date on September 30, 2016. Under this plan, the Company repurchased 741,393 shares of its common stock at an average price of $27.44 per share.  There were no share repurchases under the plan in 2016.

At September 30, 2016, the regulatory capital ratios of the Company and the Bank were well in excess of current regulatory minimum requirements, as indicated in the table below.  The Company and the Bank have been categorized as “well-capitalized” in the most recent notices received from our regulators and both currently exceed all capital requirements of the new Basel III requirements which were effective January 1, 2015, including the fully phased-in conservation buffer.  See the Supervision and Regulation section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion of the Company’s capital requirements.

The following table shows the regulatory capital ratios for the Company and the Bank as calculated under current rules for the indicated periods.

	Well-	September 30,	June 30,	March 31,	December 31,	September 30,
	Capitalized	2016	2016	2016	2015	2015
Total capital (to risk weighted assets)
Hancock Holding Company	10.00%	12.15%	11.96%	11.75%	11.86%	12.32%
Whitney Bank	10.00%	11.81%	11.70%	11.56%	11.73%	12.04%
Tier 1 common equity capital (to risk weighted assets)
Hancock Holding Company	6.50%	10.09%	9.94%	9.69%	9.96%	10.56%
Whitney Bank	6.50%	10.56%	10.48%	10.30%	10.64%	11.13%
Tier 1 capital (to risk weighted assets)
Hancock Holding Company	8.00%	10.09%	9.94%	9.69%	9.96%	10.56%
Whitney Bank	8.00%	10.56%	10.48%	10.30%	10.64%	11.13%
Tier 1 leverage capital
Hancock Holding Company	5.00%	8.35%	8.22%	8.14%	8.55%	8.85%
Whitney Bank	5.00%	8.76%	8.69%	8.68%	9.16%	9.36%

Regulatory definitions:

(1)	Tier 1 common equity capital generally includes common equity and retained earnings, reduced by goodwill and other disallowed intangibles, disallowed deferred tax assets and certain other assets.
(2)	Tier 1 capital consists of Tier 1 common equity capital plus non-controlling interest in equity of consolidated subsidiaries and a limited amount of qualifying perpetual preferred stock.
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

BALANCE SHEET ANALYSIS

Securities

Investment in securities totaled $4.8 billion at September 30, 2016, up $37 million from June 30, 2016 and $294 million from September 30, 2015.  During the third quarter of 2016, the Company purchased approximately $317 million of mortgage-backed securities and municipal securities at an average yield of 2.54%.  Included in the third quarter purchase were $175 million of U.S. government agency-guaranteed commercial mortgage-backed securities.  At September 30, 2016, securities available for sale totaled $2.4 billion and securities held to maturity totaled $2.4 billion.

The securities portfolio consists mainly of residential and commercial mortgage-backed securities and collateralized mortgage obligations issued or guaranteed by U.S. government agencies.   The portfolio is designed to enhance liquidity while providing an acceptable rate of return.  The Company invests only in high quality securities of investment grade quality with a targeted effective duration for the overall portfolio of between two and five years.  The effective duration calculates the price sensitivity to changes in interest rates.  At September 30, 2016, the average maturity of the portfolio was 5.06 years with an effective duration of 3.78 years and a weighted-average yield of 2.33%. Management simulations indicate that the effective duration would increase to 4.37 years with a 100 bp increase in the yield curve and to 4.62 years with a 200 bp increase.  At December 31, 2015, the average maturity of the portfolio was 4.90 years with an effective duration of 3.89 years and a weighted-average yield of 2.27%.  An improved mix of higher-yielding municipal securities was offset by additional premium amortization on mortgage related securities and resulted in no change to the weighted average security portfolio yield between December 31, 2015 and September 30, 2016.

Loans

Total loans at September 30, 2016 were $16.1 billion, up slightly from June 30, 2016, and up $1.3 billion, or 9%, compared to September 30, 2015.  Loans to energy-related companies declined approximately $81 million linked quarter.  Excluding the energy portfolio, loans would have increased 3% linked-quarter annualized.  The Company reported net loan growth during the quarter in areas such as healthcare lending, equipment finance and mortgage lending.  These business lines represent targeted growth areas identified as part of the Company’s revenue-generating initiatives.

The Company’s commercial customer base is diversified over a range of industries, including energy, healthcare, wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, financial and professional services, and agricultural production.

At September 30, 2016, commercial and industrial (“C&I”) loans, including both non-real estate and owner occupied real estate secured loans, totaled approximately $9 billion, an increase of $180 million, or 2%, from December 31, 2015.  Included in C&I are $1.4 billion in energy-related loans, which are comprised of credits to both the exploration and production segment and the support services segment.  Energy loans comprised 8.7% of total loans at September 30, 2016.  The $81 million linked-quarter decrease in the energy portfolio resulted from payoffs and paydowns of approximately $141 million, and charge-offs of approximately $5 million, partially offset by approximately $65 million of draws on existing lines.

The Bank lends mainly to middle-market and smaller commercial entities, although it participates in larger shared-credit loan facilities.  Shared national credits funded at September 30, 2016 totaling approximately $2.1 billion, or 13% of total loans, were down approximately $102 million from June 30, 2016 and up $43 million from December 31, 2015.  Approximately $917 million of shared national credits were with energy-related customers at September 30, 2016, down approximately $62 million from June 30, 2016 and down $39 million from December 31, 2015.

Commercial real estate – income producing loans totaled approximately $2 billion at September 30, 2016, an increase of $437 million, or 28%, from December 31, 2015.  Construction and land development loans, totaling approximately $0.9 billion at September 30, 2016, decreased approximately $205 million from December 31, 2015.  The year-to-date change in commercial real estate – income producing loans and construction and land development loans partially resulted from the transfer upon completion of a number of construction permanent loans from construction to commercial real estate – income producing.

Residential mortgages and consumer loans decreased $12 million and $32 million, respectively, during the first nine months of 2016.

Allowance for Loan Losses and Asset Quality

The Company's total allowance for loan losses was $236.1 million at September 30, 2016, compared to $181.2 million at December 31, 2015.  The allowance maintained on the non-purchased credit impaired portion of the loan portfolio totaled $216.4 million, a $9.9 million linked-quarter increase.   The ratio of the allowance to period-end loans was 1.47% at September 30, 2016, compared to 1.41% at June 30, 2016.  The third quarter increase in the allowance reflects increases in reserves across all portfolios, including increases of $7 million in energy-related loans, $2 million in retail loans and $1 million in non-energy commercial loans.

During the third quarter of 2016, Hancock recorded a total provision for loan losses of $19.0 million, up $1.8 million from $17.2 million in the second quarter of 2016.

Net charge-offs from the non-purchased credit impaired loan portfolio were $9.5 million, or 0.24% of average total loans on an annualized basis, in the third quarter of 2016 compared to $7.8 million, or 0.20% of average total loans in the second quarter of 2016.  Increased losses occurred in all portfolios, due to both higher gross charge-offs of $1.1 million and lower recoveries of $0.6 million.  Energy losses were slightly higher in third quarter 2016 at $4.4 million compared to $4.0 million in second quarter 2016.

The following table provides a breakout of the Company’s allowance for loan losses for the energy portfolio, allocated by sector at September 30, 2016.

(in millions)	Outstanding Balance	Allocated Allowance for Loan and Lease Losses	Allowance for Loan and Lease Losses as a % of Loans
Upstream (reserve-based lending)	$458	$24	5.2%
Midstream	79	1	1.9
Support - drilling	172	25	14.4
Support - nondrilling	691	68	9.9
Total	$1,400	$118	8.5%

Management continues to closely monitor the impact that the sustained decrease in oil and natural gas prices will have on the ability of the Company’s energy-related customers to service their debt.  Part of the ongoing monitoring includes a review of customers’ balance sheets, leverage ratios, collateral values and other critical lending metrics.  As new information becomes available, additional risk rating downgrades could occur, which could lead to additional loan loss provisions, a higher allowance for loan losses, and additional charge-offs.  Management believes that any additional losses will be manageable and that capital will remain solid.  Based upon information currently available, management estimates that net charge-offs from energy-related credits could approximate $65 million to $95 million over the duration of the cycle, which started in the fourth quarter of 2014.  To date, the Company has recorded approximately $30 million in energy-related net charge-offs since the start of the cycle.  See Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for further discussion of the Company’s energy portfolio and its potential impact on the allowance for loan losses.

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2016	2016	2015	2016	2015
Allowance for loan losses at beginning of period	$226,086	$217,794	$131,087	$181,179	$128,762
Loans charged-off:
Non-purchased credit impaired loans:
Commercial non real estate	5,292	4,545	853	27,504	3,068
Commercial real estate - owner-occupied	461	416	286	1,660	664
Total commercial & industrial	5,753	4,961	1,139	29,164	3,732
Commercial real estate - income producing	—	76	317	191	464
Construction and land development	235	482	655	827	1,483
Residential mortgages	316	417	159	908	1,451
Consumer	6,135	5,425	3,702	17,403	10,431
Total non-purchased credit impaired charge-offs	12,439	11,361	5,972	48,493	17,561
Purchased credit impaired loans:
Commercial non real estate	—	—	326	—	1,425
Commercial real estate - owner-occupied	—	—	364	28	379
Total commercial & industrial	—	—	690	28	1,804
Commercial real estate - income producing	—	—	—	1	2,353
Construction and land development	—	—	121	18	406
Residential mortgages	68	23	580	91	748
Consumer	—	8	—	8	140
Total purchased credit impaired charge-offs	68	31	1,391	146	5,451
Total charge-offs	12,507	11,392	7,363	48,639	23,012
Recoveries of loans previously charged-off:
Non-purchased credit impaired loans:
Commercial non real estate	907	993	538	2,709	2,589
Commercial real estate - owner-occupied	49	197	114	287	249
Total commercial & industrial	956	1,190	652	2,996	2,838
Commercial real estate - income producing	405	124	95	673	386
Construction and land development	297	520	698	1,422	2,006
Residential mortgages	17	179	129	497	578
Consumer	1,233	1,545	927	4,272	3,418
Total non-purchased credit impaired recoveries	2,908	3,558	2,501	9,860	9,226
Purchased credit impaired loans:
Commercial non real estate	68	5	1,685	76	1,699
Commercial real estate - owner-occupied	43	85	472	163	937
Total commercial & industrial	111	90	2,157	239	2,636
Commercial real estate - income producing	—	1	20	2	20
Construction and land development	45	18	490	98	896
Residential mortgages	30	2	3	33	5
Consumer	6	67	49	112	185
Total purchased credit impaired recoveries	192	178	2,719	484	3,742
Total recoveries	3,100	3,736	5,220	10,344	12,968
Net charge-offs - non-purchased credit impaired loans	9,531	7,803	3,471	38,633	8,335
Net charge-offs - purchased credit impaired loans	(124)	(147)	(1,328)	(338)	1,709
Total net charge-offs	9,407	7,656	2,143	38,295	10,044
Provision for loan losses before FDIC benefit - purchased credit impaired loans	(6)	(1,059)	115	(3,750)	(3,370)
Benefit attributable to FDIC loss share agreement	(410)	1,248	(552)	3,027	1,984
Provision for loan losses non-purchased credit impaired loans	19,388	17,007	10,517	96,927	24,228
Provision for loan losses, net	18,972	17,196	10,080	96,204	22,842
Increase (decrease) in FDIC loss share receivable	410	(1,248)	552	(3,027)	(1,984)
Allowance for loan losses at end of period	$236,061	$226,086	$139,576	$236,061	$139,576
Ratios:
Gross charge-offs - non-purchased credit impaired to average loans	0.31%	0.28%	0.16%	0.41%	0.17%
Recoveries - non-purchased credit impaired to average loans	0.07%	0.09%	0.07%	0.08%	0.09%
Net charge-offs - non-purchased credit impaired to average loans	0.24%	0.20%	0.09%	0.32%	0.08%
Allowance for loan losses to period-end loans	1.47%	1.41%	0.95%	1.47%	0.95%

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, troubled debt restructurings and foreclosed and surplus ORE and other foreclosed assets.  Loans past due 90 days or more and still accruing are also disclosed.

	September 30,	December 31,
(in thousands)	2016	2015
Loans accounted for on a nonaccrual basis: (a)
Commercial non-real estate	$195,807	$83,677
Commercial non-real estate - restructured	44,491	5,066
Total commercial non-real estate	240,298	88,743
Commercial real estate - owner occupied	14,298	8,841
Commercial real estate - owner-occupied - restructured	1,033	1,160
Total commercial real estate - owner-occupied	15,331	10,001
Total commercial & industrial	255,629	98,744
Commercial real estate - income producing	8,342	10,225
Commercial real estate - income producing - restructured	976	590
Total commercial real estate - income producing	9,318	10,815
Construction and land development	3,927	15,993
Construction and land development - restructured	1,003	1,301
Total construction and land development	4,930	17,294
Residential mortgage	20,488	23,082
Residential mortgage - restructured	693	717
Total residential mortgage	21,181	23,799
Consumer	11,752	9,061
Total nonaccrual loans	$302,810	$159,713
Restructured loans - still accruing:
Commercial non-real estate	$3,938	$—
Commercial real estate - owner occupied	572	1,638
Total commercial & industrial	4,510	1,638
Commercial real estate - income producing	3,024	2,473
Construction and land development	19	20
Residential mortgage	263	106
Consumer	243	60
Total restructured loans - still accruing	8,059	4,297
Total nonperforming loans	310,869	164,010
ORE and foreclosed assets	19,806	27,133
Total nonperforming assets (b)	$330,675	$191,143
Loans 90 days past due still accruing	$4,933	$7,653
Total restructured loans	$56,255	$13,131
Ratios:
Nonperforming assets to loans plus ORE and foreclosed assets	2.06%	1.22%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	74.75%	105.54%
Loans 90 days past due still accruing to loans	0.03%	0.05%

(a)	Nonaccrual loans and accruing loans past due 90 days or more do not include PCI loans accounted for in pools with an accretable yield.
(b)	Includes total nonaccrual loans, total restructured loans - still accruing and ORE and foreclosed assets.

Nonperforming assets totaled $331 million at September 30, 2016, up $6 million from June 30, 2016 and $140 million from December 31, 2015.  Nonperforming loans increased approximately $147 million from December 31, 2015, of which approximately $129 million is attributable to the energy portfolio.  During the third quarter of 2016, total nonperforming loans increased approximately $9 million while ORE and other foreclosed assets decreased approximately $4 million.  Nonperforming assets as a percent of total loans, ORE and other foreclosed assets was 2.06% at September 30, 2016, up 4 bps from June 30, 2016, and up 84 bps from December 31, 2015.

Short-Term Investments

Short-term liquidity assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors.  Short-term liquidity investments, including interest-bearing bank deposits and federal funds sold, were $129 million at September 30, 2016. This total was down $24 million from prior quarter and down $437 million from December 31, 2015.  These assets are highly volatile on a daily basis depending upon movement in customer loan and deposit accounts.  Average short-term investments of $428 million for the third quarter of 2016 were up $19 million compared to the second quarter of 2016, but down $16 million, or 4%, compared to the fourth quarter of 2015. See the Liquidity section above for further discussion regarding the management of its short-term investment portfolio and its impact on the Company’s liquidity in general.

Deposits

Total deposits were $18.9 billion at September 30, 2016, up slightly from June 30, 2016, and up $537 million, or 3%, from December 31, 2015.  Total deposits increased $1.4 billion, or 8% from September 30, 2015. Average deposits for the third quarter of 2016 were $18.7 billion, unchanged from the second quarter of 2016 and up $1.4 billion from the third quarter of 2015. The growth is primarily attributable to the deposit growth initiatives implemented during 2015 and, compared to 2015, greater utilization of the Company’s brokered deposits program.  Because of seasonality throughout the year, year-over-year comparisons of deposit levels are more useful than those compared to the prior year end.

Noninterest-bearing demand deposits were $7.5 billion at September 30, 2016, up $392 million, or 5%, linked quarter, and were up $1.5 billion year-over-year. In the fourth quarter of 2015, the Company redesigned its deposit product offerings, resulting in a transfer of approximately $1.2 billion of balances from interest-bearing transaction accounts to noninterest-bearing demand deposits. Management believes that the benefits included in the new suite of consumer products will minimize migration to other interest-bearing products in a rising interest rate environment.   Noninterest-bearing demand deposits comprised almost 40% of total deposits at September 30, 2016, compared to 38% at June 30, 2016, and 35% at September 30, 2015.

Interest-bearing transaction and savings accounts of $6.6 billion at September 30, 2016, decreased $134 million, or 2%, compared to the second quarter.  Excluding the $1.2 billion of deposits transferred to noninterest-bearing accounts, these deposits were up almost $500 million compared to September 30, 2015, mainly as a result of the deposit initiatives.

Interest-bearing public fund deposits totaled $2.4 billion at September 30, 2016, up slightly from June 30, 2016. This category was up $141 million, or 6% compared to December 31, 2015 and up $626 million, or 35% compared to September 30, 2015.  These deposits are seasonal in nature with normal quarterly fluctuations.

Time deposits, other than public funds, totaled $2.3 billion at September 30, 2016.  The $229 million decrease from June 30, 2016 was primarily due to a decrease in brokered CDs.  As discussed in the Liquidity section, the Company uses brokered deposits, subject to strict parameters regarding terms and rates, as a short-term funding source.

Short-Term Borrowings

At September 30, 2016, short-term borrowings totaled $1.1 billion, down $19 million from June 30, 2016, as FHLB borrowings increased $64 million, or 9%, and securities sold under agreements to repurchase decreased $74 million, or 18%.  Compared to year-end 2015, short-term borrowings were down $348 million, or 24%.  FHLB borrowings decreased $161 million, or 18%, and securities sold under agreements to repurchase decreased $178 million, or 35%.  Short-term borrowings at the end of the current quarter were up $27 million from September 30, 2015. Average quarter-to-date short-term borrowings of $1.4 billion in the third quarter of 2016 were relatively flat compared to the second quarter of 2016.  Year-to-date, average short-term borrowings in 2016 were up $471 million in order to help fund the $2.2 billion increase in average earning assets.  Customer repurchase agreements and FHLB borrowings are the major sources of short-term borrowings. Customer repurchase agreements are offered mainly to commercial customers to assist them with their cash management strategies or to provide a temporary investment vehicle for their excess liquidity pending redeployment for corporate or investment purposes. While customer repurchase agreements provide a recurring source of funds to the Bank, the amounts available over time can be volatile.  FHLB borrowings are funds from the Federal Home Loan Bank that are collateralized by single family and commercial real estate loans included in the bank’s loan portfolio, subject to specific criteria.

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

The following table shows the commitments to extend credit and letters of credit at September 30, 2016 according to expiration date.

		Expiration Date
		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$5,821,347	$2,755,772	$1,322,794	$960,599	$782,182
Letters of credit	331,919	231,932	81,186	18,801	—
Total	$6,153,266	$2,987,704	$1,403,980	$979,400	$782,182

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

The Company completed its annual impairment test of goodwill as of September 30, 2015 and concluded that there was no impairment of goodwill.  We updated our annual test as of December 31, 2015 due to a number of events occurring during the fourth quarter of 2015 indicating the potential for impairment. The Company again concluded there was no impairment (see Critical Accounting Policies and Significant Estimates section of the Company’s Annual Report on Form 10K for the year ended December 31, 2015).  Due to the continued challenges in the energy sector, the Company has tested for goodwill impairment quarterly during 2016 with the most recent test as of September 30, 2016. Each test in 2016 resulted in no goodwill impairment.

Consistent with December 31, 2015, the Company used multiple approaches to measure its fair value at September 30, 2016.  These included an income approach using the discounted net present value of estimated future cash flows, a transaction or price-to-book multiple approach using the actual price paid by similar companies in recent acquisition transactions and a market capitalization approach using both the Company’s actual market capitalization at September 30, 2016 and an estimated market capitalization using a price-to-earnings multiple based on the Company’s 2017 forecast.

The results from each of the approaches were relatively similar with little disparity and were combined and weighted to derive an estimated fair market value for the Company.  Equal weightings were assigned to each of the four approaches. The weighted average of the four approaches resulted in a fair market value approximately 16% higher than net book value at September 30, 2016.

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

Non-GAAP Financial Measures

Management’s Discussion and Analysis of Financial Condition and Results of Operations include non-GAAP measures used to describe Hancock’s performance.  A reconciliation of those measures to GAAP measures are provided above within the appropriate section of this Item.

Consistent with Securities and Exchange Commission Industry Guide 3, the Company presents net interest income, net interest margin and efficiency ratios on a fully taxable equivalent (“te”) basis. The te basis adjusts for the tax-favored status of net interest income from certain loans and investments using a federal tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. The Company believes this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources.

Over the past several quarters we have disclosed our focus on strategic initiatives that were designed to replace declining levels of purchase accounting income from acquisitions with improvement in core income, which the Company defines as income excluding net purchase accounting income. The Company presents core income non-GAAP measures including core net interest income and core net interest margin, core revenue and core pre-tax, pre-provision profit.  These measures are provided to assist the reader with a  better understanding of the Company’s performance period over period as well as providing investors with assistance in understanding the success management has experienced in executing its strategic initiatives.

We define Core Net Interest Income as net interest income excluding net purchase accounting accretion resulting from the fair market value adjustments related to acquired operations.  We define Core Net Interest Margin as reported core net interest income (te), annualized, expressed as a percentage of average earning assets.

We define Core Revenue as core net interest income (te) and noninterest income less the amortization of the FDIC loss share receivable related to loans acquired in an FDIC assisted transaction.

We define Core Pre-Tax, Pre-Provision Income as core revenue less noninterest expense, excluding nonoperating items. Management believes that core pre-tax, pre-provision profit is a useful financial measure because it enables investors and others to assess the Company’s ability to generate capital to cover credit losses through a credit cycle.

NEW ACCOUNTING PRONOUNCEMENTS

See Note 14 to our Consolidated Financial Statements included elsewhere in this report.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended.  Forward looking statements that we may make include statements regarding balance sheet and revenue growth, the provision for loans losses, loan growth expectations, management’s predictions about charge-offs for loans, including energy related credits, the impact of volatility of oil and gas prices on our energy portfolio, and the downstream impact on businesses that support the energy sector, especially in the Gulf Coast region, deposit trends, credit quality trends, net interest margin trends, future expense levels, success of revenue-generating initiatives, projected tax rates, future profitability, improvements in expense to revenue (efficiency) ratio, purchase accounting impacts such as accretion levels, possible repurchases of shares under stock buyback programs, and the financial impact of regulatory requirements.  Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “forecast,” “goals,” “targets,” “initiatives,” “focus,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and

“could.” Forward-looking statements are based upon the current beliefs and expectations of management and on information currently available to management. Our statements speak as of the date hereof, and we do not assume any obligation to update these statements or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward looking statements. Additional factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 and in other periodic reports that we file with the SEC.

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

The table below presents the results of simulations run as of September 30, 2016 for year 1 and year 2, assuming the indicated instantaneous and sustained parallel shift in the yield curve at the measurement date. These results indicate that we are slightly asset sensitive compared to the stable rate environment assumed for the base case.

Net Interest Income (te) at Risk
	Estimated
Change in	increase (decrease)
interest rate	in net interest income (te)
(basis points)	Year 1	Year 2
+100	2.05%	2.78%
+200	3.69%	4.57%
+300	4.81%	5.38%

Note: Decrease in interest rates discontinued in the current rate environment

The foregoing disclosures related to our market risk should be read in conjunction with our audited consolidated financial statements, related notes and management’s discussion and analysis for the year ended December 31, 2015 included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective.

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the nine-month period ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 28, 2015 the Company approved a stock purchase program authorizing the repurchase of up to 5% of its outstanding stock, or approximately 3.9 million shares, until September 2016. The plan expired on September 30, 2016.   Under this plan, the Company repurchased 741,393 shares of its common stock at an average price of $27.44 per share.  There were no share repurchases under this plan in 2016.

Item 6.  Exhibits.

(a)  Exhibits:

Exhibit
Number	Description
3.1

Composite Articles of the Company (filed as Exhibit 2.1 to the Company's Form 10-K for the year ended December 31, 2014 (file No. 01-36872) filed with the Commission on February 27, 2015 and incorporated herein by reference.

3.2

Amended and Restated Bylaws, dated October 29, 2015 (filed as Exhibit 3.2 to the Company's Form 8-K (File No. 0-13089) filed with the Commission on November 4, 2015 and incorporated herein by reference.

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
John M. Hairston
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Michael M. Achary
Michael M. Achary
Chief Financial Officer
(Principal Financial Officer)

Date:	November 8, 2016