Form 10-K
period 2016-12-31
HANCOCK HOLDING CO
filed 2017-02-24
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 22, 2017 was $2.2 billion based upon the closing market price on NASDAQ on June 30, 2016. For purposes of this calculation only, shares held by nonaffiliates are deemed to consist of (a) shares held by all shareholders other than directors and executive officers of the registrant plus (b) shares held by directors and officers as to which beneficial ownership has been disclaimed.

On January 31, 2017, the registrant had 84,259,371 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our annual meeting of shareholders to be filed with the Securities and Exchange Commission (“SEC” or “The Commission”) are incorporated by reference into Part III of this Report.

Hancock Holding Company

Form 10-K

Hancock Holding Company

Glossary of Defined Terms

ALCO – Hancock’s Asset Liability Management Committee

AOCI – accumulated other comprehensive income

ALLL – allowance for loan and lease losses

ASC – Accounting Standards Codification

ATM - automatic teller machine

Bank – Whitney Bank

Basel II - Basel Committee's 2004 Regulatory Capital Framework (Second Accord)

Basel III - Basel Committee's 2010 Regulatory Capital Framework (Third Accord)

Basel Committee - Basel Committee on Banking Supervision

BSA – Bank Secrecy Act

bp(s) – basis point(s)

C&I – commercial and industrial loans

CD – certificate of deposit

CDE – Community Development Entity

CEO – Chief Executive Officer

CET1 – common equity tier 1 capital as defined by Basel III capital rules

CFO – Chief Financial Officer

CFPB – Consumer Finance Protection Bureau

COSO – Committee of Sponsoring Organizations of the Treadway Commission

CMO – Collateralized Mortgage Obligation

Company – Hancock Holding Company and its wholly-owned subsidiaries

CRA – Community Reinvestment Act of 1977

CRE – commercial real estate

DIF – Deposit Insurance Fund

Dodd-Frank Act – The Dodd-Frank Wall Street Reform and Consumer Protection Act

EITF – Emerging Issues Task Force

FASB – Financial Accounting Standards Board

FDIC – Federal Deposit Insurance Corporation

FDICIA – Federal Deposit Insurance Corporation Improvement Act of 1991

Federal Reserve Bank – The 12 banks that are the operating arms of the U.S. central bank. They implement the policies of the Federal Reserve Board and also conduct economic research.

Federal Reserve Board – The 7-member Board of Governors that oversees the Federal Reserve System, establishes monetary policy (interest rates, credit, etc.), and monitors the economic health of the country. Its members are appointed by the President subject to Senate confirmation, and serve 14-year terms.

Federal Reserve System – The 12 Federal Reserve Banks, with each one serving member banks in its own district.

This system, supervised by the Federal Reserve Board, has broad regulatory powers over the money supply and the credit structure.

FFIEC – Federal Financial Institutions Examination Council

FHA – Federal Housing Administration

FHLB – Federal Home Loan Bank

GAAP – Generally Accepted Accounting Principles in the United States of America

HBHC – ticker symbol for Hancock Holding Company

IRS – Internal Revenue Service

LIBOR – London Interbank Offered Rate

LIHTC – Low Income Housing Tax Credit

LTIP – long-term incentive plan

MBS – mortgage-backed securities

MD&A – management’s discussion and analysis of financial condition and results of operations

MDBCF – Mississippi Department of Banking and Consumer Finance

NAICS – North American Industry Classification System

n/m – not meaningful

NSF – non-sufficient funds

OCI – other comprehensive income

OD - Overdraft

ORE – other real estate

Parent Company – Hancock Holding Company

SEC – U.S. Securities and Exchange Commission

Securities Act – Securities Act of 1933, as amended

Hancock – Hancock Holding Company

Hancock Bank – Whitney Bank does business as Hancock Bank in Mississippi, Alabama, and Florida

Hancock's 2016 Form 10-K – Hancock’s Annual Report on Form 10-K for the year ended December 31, 2016

TDR – troubled debt restructuring (as defined in ASC 310-40)

USA Patriot – Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001

U.S. Treasury – The United States Department of the Treasury

Volcker Rule – section 619 of the Dodd-Frank Act and regulations promulgated thereunder, as applicable

Whitney Bank – wholly-owned subsidiary of Hancock Holding Company, through which Hancock conducts its banking operations

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

Hancock was organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended. In 2002, the Company qualified as a financial holding company, giving it broader powers. The corporate headquarters of the Company is in Gulfport, Mississippi.

Historically, our growth was primarily through internal branch expansions into areas of population that were not served by a dominant financial institution and through several small acquisitions. In 2009, we acquired the assets and assumed the liabilities of Panama City, Florida based Peoples First Community Bank (Peoples First) in a transaction with financial assistance from the Federal Deposit Insurance Corporation (FDIC) adding approximately $2 billion in assets. In 2011, we acquired all of the common stock of Whitney Holding Corporation (Whitney), a bank holding company based in New Orleans, and its wholly-owned subsidiary, Whitney National Bank, adding $11.7 billion in assets, $6.5 billion in loans, and $9.2 billion in deposits. Our growth since the Whitney acquisition has been organic through the expansion of products that are targeted across the Company’s footprint. In the fourth quarter of 2015, we opened a loan production office in Nashville, Tennessee, further expanding our lending footprint.  In the fourth quarter of 2016, we signed an agreement to purchase certain assets and liabilities, including $1.3 billion in loans and nine Louisiana branches, from First NBC Bank (“First NBC”).  The First NBC transaction is expected to close on March 10, 2017.

At December 31, 2016, our balance sheet has grown to $24.0 billion, with loans totaling $16.8 billion, deposits totaling $19.4 billion and 3,724 employees on a full-time equivalent basis.  The First NBC transaction is expected to add approximately $1.3 billion in loans and $0.5 billion in transaction and savings deposits to our balance sheet in the first quarter of 2017.

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

We also offer other services through nonbank subsidiaries. Hancock Investment Services, Inc. provides discount investment brokerage services, annuity products, and life insurance. Harrison Finance Company provides consumer financing services. We also have several special purpose subsidiaries to facilitate investment in new market tax credit activities and others that operate and sell certain foreclosed assets. Total revenue from nonbank subsidiaries accounted for less than ten percent of our consolidated revenue in 2016.

During the fourth quarter of 2015, Hancock opened a loan production office in Nashville, Tennessee and purchased approximately $185 million of healthcare loans. This transaction supported our initiative to diversify our loan portfolio and capitalize on opportunities to expand our participation in the healthcare sector across our Gulf South footprint.  The healthcare portfolio continued to grow in 2016 across various sectors of this industry.

Our operating strategy is to provide customers with the financial sophistication and range of products of a regional bank, while successfully retaining the commercial appeal and level of service of a community bank. Hancock’s size and scale enables us to attract and retain high quality employees, whom we refer to as associates, who are focused on executing this strategy.

The main industries in the Gulf Coast are energy and related service industries, military and government-related facilities, educational and medical complexes, petrochemical industries, port facility activities and transportation and related industries, tourism and related service industries, and the gaming industry. As a result of stress in the energy sector, we have been reducing our overall concentration in that industry while continuing to grow in other areas, creating a more diversified portfolio.

Our priorities are growing core revenue in our existing markets, while controlling expenses. We have invested in promoting new and enhanced products that contribute to the goal of diversifying our sources of revenue and increasing core deposit funding.  The First

NBC transaction will strengthen our position in the greater New Orleans area, where we already hold one of the top market shares.  We will continue to evaluate future acquisition opportunities that have the potential to increase shareholder value, provided overall economic conditions and our capital levels support such a transaction. We remain focused on maintaining two hallmarks of our past culture: a strong balance sheet and a commitment to excellent credit quality.

Additional information regarding the Company and the Bank is available at www.hancockwhitney.com at the link titled Investor Relations.

Loan Production, Underwriting Standards and Credit Review

The Bank’s primary lending focus is to provide commercial, consumer and real estate loans to consumers, to small and middle market businesses, and to corporate clients in the markets served by the Bank. We seek to provide quality loan products that are attractive to the borrower and profitable to the Bank. We look to build strong, profitable client relationships over time and maintain a strong presence and position of influence in the communities we serve. Through our relationship-based approach we have developed a deep knowledge of our customers and the markets in which they operate. The Company continually works to ensure the consistency of its lending processes across our banking footprint, to strengthen the underwriting criteria we employ to evaluate new loans and loan renewals, and to diversify our loan portfolio in terms of type, industry and geographical concentration. We believe that these measures position the Bank to meet the credit needs of businesses and consumers in the markets it serves while it pursues a balanced strategy of loan profitability, growth, and quality.

The following describes the underwriting procedures of the lending function and presents our principal categories of loans. The results of our lending activities and the relative risk of the loan portfolio are discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Bank has a set of loan policies, underwriting standards and key underwriting functions designed to achieve a consistent lending and credit review approach. Our underwriting standards address:

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

Additionally, our loan concentration policy sets limits and manages our exposures within specified concentration tolerances, including those to particular borrowers, foreign entities, industries, and property types for commercial real estate. This policy sets standards for portfolio risk management and reporting, the monitoring of large borrower concentration limits and systematic tracking of large commercial loans and our portfolio mix. We continually monitor our concentration of commercial real estate and energy-related loans to ensure the mix is consistent with our risk tolerance. The Company defines concentration as the total of funded and unfunded commitments (excluding loans acquired in the People’s First transaction covered under loss-sharing agreements with the FDIC) as a percentage of total Bank capital (as defined for risk-based capital ratios). The Company had the following portfolio segment concentrations (shown as a percentage of risk-based capital) as of December 31, 2016:

Portfolio Segment Concentrations

•	Commercial Non-Real Estate — 490%
•	Owner Occupied Real Estate — 112%
•	Non-owner occupied commercial real estate — 154%
•	Residential Mortgage — 86%
•	Consumer Real Estate Secured — 88%
•	Consumer Other — 55%

The following details the more significant industry concentrations for commercial non-real estate and owner occupied real estate included above (shown as a percentage of risk-based capital) as of December 31, 2016:

Significant Industry Concentrations

•	Mining, Oil and Gas — 88%
•	Manufacturing — 57%
•	Healthcare and Social Service — 53%
•	Retail Trade – 44%
•	Real Estate — 43%
•	Construction — 42%
•	Finance and Insurance — 37%
•	Government, Public Administration – 37%
•	Wholesale Trade – 36%
•	Transportation and Warehousing — 29%
•	Professional, Scientific, and Technology Services — 24%
•	Education – 22%

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

The following briefly describes the composition of our loan portfolio by category.

Commercial and industrial

The Bank offers a variety of commercial loan services to a diversified customer base over a range of industries, including energy, wholesale and retail trade in various durable and nondurable products, manufacturing of such products, marine transportation and maritime construction, financial and professional services, healthcare services, and agricultural production. Commercial and industrial loans are made available to businesses for working capital (including financing of inventory and receivables), business expansion, to facilitate the acquisition of a business, and the purchase of equipment and machinery, including equipment leasing. These loans are underwritten primarily based on the identified cash flows of the borrower and, when secured, have the added strength of the underlying collateral.

Commercial non-real estate loans may be secured by the assets being financed or other business assets such as accounts receivable, inventory, ownership or commodity interests, and may incorporate a personal or corporate guarantee; however, some short-term loans may be made on an unsecured basis, including a small portfolio of corporate credit cards, generally issued as a part of overall customer relationships.  Asset-based loans, such as accounts receivables and commodity interest secured loans, may have limits on borrowing that are based on the collateral values.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

The commercial non-real estate loan portfolio includes the majority of our energy-based lending, which totaled $1.4 billion, or 8.4%, of the total loans at December 31, 2016. The Company’s energy portfolio is diversified across a number of sectors, including exploration and production as well as related support services. Industry conditions continue to reflect elevated risk, so we are actively monitoring the health of this segment of the portfolio and have reduced overall concentration.

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

Repayment of commercial real estate – income producing loans is generally dependent on the successful operation of the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Bank’s commercial real estate – income producing portfolios are diverse in terms of type and geographic location. We monitor and evaluate these loans based on collateral, geography and risk grade criteria. This portfolio has experienced minimal losses in the last few years, however, past experience has shown that commercial real estate conditions can be volatile, so we actively monitor this segment of the portfolio.

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

Owner occupied loans for the development and improvements of real property to commercial customers to be used in their business operations are underwritten subject to normal commercial and industrial credit standards and are generally subject to project tracking processes, similar to those required for the non-owner occupied loans.

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

Securities Portfolio

Our investment portfolio primarily consists of U.S. agency debt securities, U.S. agency mortgage-related securities and obligations of states and municipalities classified as available for sale and held to maturity. The Company considers the available for sale portfolio as one of its many sources of liquidity available to fund our operations. Investments are made in accordance with an investment policy approved by the Board Risk Committee.  Company policies generally limit investments to agency securities and municipal securities determined to be investment grade according to an internally generated score, which generally includes a rating of not less than “Baa” or its equivalent by a nationally recognized statistical rating agency.  The investment portfolio is tested under multiple stressed interest rate scenarios, the results of which are used to manage our interest rate risk position. The rate scenarios include regulatory and management agreed upon instantaneous and ramped rate movements that may be up to plus 500 basis points. The combined portfolio has a target effective duration of two to five years.

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

Deposits

The Bank has several programs designed to attract deposit accounts from consumers and businesses at interest rates generally consistent with market conditions. Deposits are the most significant funding source for the Company’s interest-earning assets. Deposits are attracted principally from clients within our retail branch network through the offering of a broad array of deposit products to individuals and businesses, including noninterest-bearing demand deposit accounts, interest-bearing transaction accounts, savings accounts, money market deposit accounts, and time deposit accounts. Terms vary among deposit products with respect to commitment periods, minimum balances, and applicable fees. Interest paid on deposits represents the largest component of our interest expense. Interest rates offered on interest-bearing deposits are determined based on a number of factors, including, but not limited to, (1) interest rates offered in local markets by competitors, (2) current and expected economic conditions, (3) anticipated future interest rates, (4) the expected amount and timing of funding needs, and (5) the availability and cost of alternative funding sources. Deposit flows are controlled by the Bank primarily through pricing, and to a lesser extent, through promotional activities. Management believes that the rates that it offers on deposit accounts are generally competitive with other financial institutions in the Bank’s respective market areas. Client deposits are attractive sources of funding because of their stability and low relative cost. Deposits are regarded as an important part of the overall client relationship.

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

Total deposits at December 31, 2016 included $693 million of brokered deposits, or less than 4% of total deposits. Brokered deposits represent funds which the Bank obtains through deposit brokers who sell participations in a given bank deposit account or instrument to one or more investors. These brokered deposits are fully insured by the FDIC because they are participated out by the deposit broker in shares of $250,000 or less. These brokered deposits issuances were approved by ALCO as one component of its funding strategy to support ongoing asset growth until such time as customer deposit growth ultimately replaces the brokered deposits. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), we may continue to accept brokered deposits as long as we are either “well-capitalized” or “adequately-capitalized”.

Trust Services

The Bank, through its trust department, offers a full range of trust services on a fee basis. In its trust capacities, the Bank provides investment management services on an agency basis and acts as trustee for pension plans, profit sharing plans, corporate and municipal bond issues, living trusts, life insurance trusts and various other types of trusts created by or for individuals, businesses, and charitable and religious organizations. As of December 31, 2016, the trust department of the Bank had approximately $15.1 billion of assets under administration compared to $15.5 billion as of December 31, 2015.  As of December 31, 2016, administered assets include investment management and investment advisory agency accounts totaling $4.3 billion, corporate trust accounts totaling $3.8 billion, and the remaining balances were personal, employee benefit, estate and other trust accounts.

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

AVAILABLE INFORMATION

We make available free of charge, on or through our investor relations website www.hancockwhitney.com/investors, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and amendments to such filings, as soon as reasonably practicable after each is electronically filed with, or furnished to, the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. Information on the operation of the Public Reference Room may be obtained by calling the Commission at 1-800-SEC-0330. The SEC maintains a website that contains the Company’s reports, proxy statements, and the Company’s other SEC filings. The address of the SEC’s website is www.sec.gov. Information appearing on the Company’s website is not part of any report that it files with the SEC.

Also available on our investor relations website are our corporate governance documents, including Corporate Governance Guidelines, Code of Business Ethics for Officers and Associates, Whistleblower Policy, Code of Ethics for Financial Officers, Code of Ethics for Directors and Committee Charting.  These documents are also available in print to any stockholder who requests a copy.

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under federal and state law.  This discussion is a summary and is qualified in its entirety by reference to the particular statutory and regulatory provisions described below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Company or the Bank.

New laws and regulations may alter the structure, regulation and competitive relationships of financial institutions. It cannot be predicted whether and in what form new laws and regulations may be adopted or the extent to which the business of the Company and the Bank may be affected thereby.

Supervision, regulation, and examination of the Company, the Bank, and our respective subsidiaries by the Federal Reserve and regulatory agencies, as described herein, are intended primarily for the protection of consumers, bank depositors and the Deposit Insurance Fund of the FDIC, rather than holders of our capital stock.

Bank Holding Company Regulation

The Company is subject to extensive supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) pursuant to the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). We are required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request.  Ongoing supervision is provided through regular examinations by the Federal Reserve and other means that allow the regulators to gauge management’s ability to identify, assess and control risk in all areas of operations in a safe and sound manner and to ensure compliance with laws and regulations. The Federal Reserve may also examine our non-bank subsidiaries. In addition to regulation by the Federal Reserve as a bank holding company, the Company is subject to regulation by the State of Mississippi under its general business corporation laws.

The Company is registered with the Federal Reserve as a bank holding company and has elected to be treated as a financial holding company under the Bank Holding Company Act. Under Federal Reserve policy and federal law, bank holding companies are expected to act as a source of financial and managerial strength to their bank subsidiaries in situations where additional investments in a troubled bank may not otherwise be warranted.  Bank holding companies generally are limited to the business of banking, managing or controlling banks, and other activities that the Federal Reserve determines to be closely related to banking, or managing or controlling banks as to be a proper incident thereto. Bank holding companies are prohibited from acquiring or obtaining control of more than five percent (5%) of the voting interests of any company that engages in activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be properly incident thereto. Examples of activities that the Federal Reserve has determined to be permissible are making, acquiring, brokering, or servicing loans; leasing personal property; providing certain investment or financial advice; performing certain data processing services; acting as agent or broker in selling credit life insurance and other insurance products in certain locations; and performing certain insurance underwriting activities. The Bank Holding Company Act does not place geographic limits on permissible non-banking activities of bank holding companies. Even with respect to permissible activities, however, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or its control of any subsidiary when the Federal Reserve has reasonable cause to believe that continuation of such activity or control of such subsidiary would pose a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) substantially revised the statutory restrictions separating banking activities from certain other financial activities, and established a comprehensive framework that permits affiliations among qualified bank holding companies, commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company to engage in a full range of financial activities through a financial holding company. Under the GLB Act, bank holding companies that are “well-capitalized” and “well-managed”, as defined in Federal Reserve Regulation Y, which have and maintain “satisfactory” ratings under the Community Reinvestment Act of 1977, as amended (the “CRA”), and meet certain other conditions, can elect to become “financial holding companies.”  Financial holding companies, like the Company, and their subsidiaries are permitted to acquire or engage in activities such as insurance underwriting, securities underwriting, travel agency activities, a broad range of insurance agency activities, merchant banking, and other activities that the Federal Reserve determines to be financial in nature or complementary thereto.

The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve or waiver of such prior approval before it: (1) acquires ownership or control of any voting shares of any bank if, after such acquisition, such bank holding company will own or control more than five percent (5%) of the voting shares of such bank, (2) or any of its non-bank subsidiaries acquire all of the assets of a bank, (3) merges with any other bank holding company, or (4) engages in permissible non-banking activities. In reviewing a proposed covered acquisition, among other factors, the Federal Reserve considers a bank holding company’s financial and managerial resources, the competitive effects of the transaction, the future prospects of the companies and banks concerned, and the convenience and needs of the communities to be served. The Federal Reserve also reviews any indebtedness to be incurred by a bank holding company in connection with a proposed acquisition to ensure that the bank holding company can service such indebtedness without adversely affecting its ability to serve as a source of strength to its bank subsidiaries.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Riegle-Neal Act”) permits adequately capitalized and managed bank holding companies to acquire control of banks in any state, subject to federal regulatory approval, without regard to whether such a transaction is prohibited by the laws of any state. However, the Riegle-Neal Act further provides that a bank holding company may not, following an interstate acquisition, control more than 10% of nationwide insured deposits or 30% of deposits within any state in which the acquiring bank operates. States have the right to lower the 30% limit, although no states within the Company’s current market area have done so. Additional provisions of the Riegle-Neal Act require that interstate activities conform to the Community Reinvestment Act, which is intended to encourage depository institutions to help address the credit needs of the communities in which they operate, including low-and moderate-income neighborhoods, consistent with safe and sound operations.

Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit, leases or sales of property, or furnishing of services.

Capital Requirements

The Federal Reserve has adopted capital adequacy guidelines for bank holding companies that are particularly important in the Federal Reserve’s evaluation of its overall safety and soundness, and are an important factor considered by the Federal Reserve in evaluating any applications made by such holding company to the Federal Reserve. If regulatory capital falls below minimum guideline levels, a financial holding company may lose its status as a financial holding company and a bank holding company or bank may be subject to dividend restrictions or denied approval to acquire or establish additional banks or non-bank businesses or to open additional facilities.

Beginning January 1, 2015, the Company and the Bank each became subject to rules implementing the Basel III framework, which substantially revised the leverage and risk-based capital requirements applicable to bank holding companies and depository institutions. These rules were based on international capital accords of the Basel Committee on Banking Supervision. Among other things, the rules established a new category of capital measure, Common Equity Tier 1 capital (“CET1”). Common Equity Tier 1 capital is predominantly comprised of common stock instruments (including related surplus) and retained earnings, net of treasury stock, and after making required capital deductions and adjustments. Tier 1 capital generally is limited to all Common Equity Tier 1 capital plus qualifying minority interests (issued by consolidated depository institutions or foreign bank subsidiaries), accounts of consolidated subsidiaries and an amount of qualifying perpetual preferred stock, limited to 50% of Tier 1 capital. In calculating Common Equity Tier 1 capital and Tier 1 capital, net operating loss and tax credit carryforwards, and goodwill are deducted from stockholders’ equity. Tier 2 capital is a secondary component of risk-based capital, consisting primarily of that portion of perpetual preferred stock that may not be included as Tier 1 capital, mandatory convertible securities, certain types of subordinated debt and a portion of the allowance for loan losses (limited to 1.25% of risk weighted assets).

The rules required the following initial minimum capital ratios as of January 1, 2015:

•	4.5% CET1 to risk-weighted assets.
•	6.0% Tier 1 capital to risk-weighted assets.
•	8.0% Total capital to risk-weighted assets.
•	4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the "leverage ratio").

Additionally, the rules introduced a capital conservation buffer, composed entirely of Common Equity Tier 1 capital, with respect to each of the Common Equity Tier 1, Tier 1 Risk-based and Total Risk-based capital ratios, which provide for capital levels that exceed the minimum risk-based capital requirements. The capital conservation buffer must be maintained by the holding company to avoid limitations on its capital distributions and on its ability to pay discretionary bonus payments to executive officers. The capital conservation buffer was phased in beginning in 2016, with full implementation to 2.50% by 2019.

There are two measures of regulatory capital applicable to holding companies (1) leverage capital ratio and (2) risk-based capital ratios. The essential difference between the leverage capital ratio and the risk-based capital ratios is that the latter measures capital against both balance sheet and off-balance sheet risks that are both identified and risk-weighted.

Additionally, there are deductions and adjustments to capital for other intangibles as well as deductions and adjustments to CET1 by the amount that the carrying value of certain assets exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Examples of these assets are certain deferred tax assets, mortgage servicing rights, significant investments in unconsolidated subsidiaries, investments in certain capital instruments of financial entities and unrealized gains on cash flow hedges included in accumulated other comprehensive income (“AOCI”) arising from hedges not carried at fair market value on the balance sheet. Implementation of the deductions and other adjustments to CET1 began on January 1, 2015 and will be phased-in over a three-year period (beginning at 40% on January 1, 2015 and an additional 20% per year thereafter until fully phased-in at January 1, 2018).  The rules also preclude companies the size of the Company from counting certain hybrid securities, such as trust preferred securities, as Tier 1 capital after January 1, 2016.

The rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to take into account off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the risk-based capital guidelines, assets are assigned to one of several risk categories, ranging from 0% to 1,250%, though the Company does not have any assets assigned to a risk category over 150%.   For example, U.S. Treasury securities are assigned to the 0% risk category while most categories of loans are assigned to the 100% risk category. Off-balance sheet exposures such as unfunded commitments and standby letters of credit are risk-weighted and all or a portion thereof are included in risk-weighted assets based on an assessment of the relative risks that they present. The risk-weighted asset base is equal to the sum of the aggregate dollar values of assets and off-balance sheet items in each risk category, multiplied by the weight assigned to that category.

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

As of December 31, 2016 and throughout 2016, the Company and the Bank were considered well-capitalized institutions by regulatory agencies. An institution is deemed to be well-capitalized if it is not subject to regulatory order, agreement or directive to meet and maintain a specified capital level for any capital measure, and, in the case of the Bank, exceeds the well-capitalized minimum requirement under the FDIC’s Prompt Corrective Action definition.  Leverage capital ratio and risk-based capital ratios as of December 31, 2016, under currently applicable capital adequacy rules for the Company and the Bank were as follows.

		Well-Capitalized	Minimum Capital Plus				Company	Bank
		Under Prompt	Capital Conservation Buffer				at	at
	Minimum	Corrective Action*	2016	2017	2018	2019	12/31/2016	12/31/2016
Tier 1 leverage capital ratio	4.00%	5.00%	N/A	N/A	N/A	N/A	9.56%	8.83%
Risk-based capital ratios
Common Equity Tier 1 capital	4.50%	6.50%	5.125%	5.75%	6.375%	7.00%	11.26%	10.39%
Tier 1 capital	6.00%	8.00%	6.625%	7.25%	7.875%	8.50%	11.26%	10.39%
Total risk-based capital (Tier 1 plus Tier 2)	8.00%	10.00%	8.625%	9.25%	9.875%	10.50%	13.21%	11.57%

*Applies to Bank

When fully phased in on January 1, 2019, the U.S. Basel III capital rules will require the Company and the Bank to maintain (i) a minimum ratio of CET1 to risk-weighted assets of 7% (4.5% attributable to CET1 plus the 2.5% capital conservation buffer); (ii) a minimum ratio of Tier 1 capital to risk-weighted assets of at least 8.5% (6.0% attributable to Tier 1 capital plus the 2.5% capital conservation buffer), (iii) a minimum ratio of Total capital (that is, Tier 1 plus Tier 2) to risk-weighted assets of at least 10.5% (8.0% attributable to Total capital plus the 2.5% capital conservation buffer) and (iv) a minimum leverage ratio of 4%.

Payment of Dividends

The Parent Company is a legal entity separate and distinct from the Bank and other subsidiaries.  Our primary source of cash, other than securities offerings, is dividends from the Bank.  Bank dividends require prior approval of the FDIC if the total of all dividends declared in any calendar year will exceed the sum of net profits for that year and its retained net profits for the preceding two calendar years, less any required transfers to surplus.  Federal law also prohibits the Bank from paying dividends that would be greater than undivided profits after deducting statutory bad debts in excess of the allowance for possible loan losses.  Under the Federal Deposit Insurance Act, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC.  The payment of dividends by the bank may also be affected by other regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has formal and informal policies which provide that insured banks should generally pay dividends only out of current operating earnings.

Under a Federal Reserve policy adopted in 2009, the board of directors of a bank holding company must consider certain factors to ensure that its dividend level is prudent relative to maintaining a strong financial position, and is not based on overly optimistic earnings scenarios, such as potential events that could affect its ability to pay, while still maintaining a strong financial position. As a general matter, the Federal Reserve has indicated that the board of directors of a bank holding company should consult with the Federal Reserve and eliminate, defer or significantly reduce the bank holding company’s dividends if:

•	its net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends;
•	its prospective rate of earnings retention is not consistent with its capital needs and overall current and prospective financial condition; or
•	it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.

Stress Testing

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) requires annual, company-run stress tests of bank holding companies and banks, such as the Company and the Bank, that have more than $10 billion but less than $50 billion of consolidated assets.  Stress tests analyze the potential impact of baseline, adverse, and severely adverse economic scenarios specified by the Federal Reserve for the Company and by the FDIC for the Bank.  The impact of these scenarios is measured against the consolidated earnings, balance sheet and capital of a bank holding company or depository institution over a designated planning horizon of nine quarters, taking into account the organization’s current condition, risks, exposures, strategies, and activities, and such factors as the regulators may request of a specific organization.

Each banking organization’s board of directors and senior management are required to approve and review the policies and procedures of their stress-testing processes as frequently as economic conditions or the condition of the organization may warrant, and at least annually. They are also required to consider the results of the stress test in the normal course of business, including the banking organization’s capital planning (including dividends and share buybacks), assessment of capital adequacy and maintaining capital consistent with its risks, and risk management practices. The results of the stress tests are provided to the applicable federal banking agencies. Public disclosure of annual stress test results for the Company began in 2015.

Bank Regulation

The operation of the Bank is subject to state and federal statutes applicable to state banks and the regulations of the Federal Reserve, the FDIC and the Consumer Financial Protection Bureau (“CFPB”). The operations of the Bank may also be subject to applicable Office of the Comptroller of the Currency (“OCC”) regulation to the extent state banks are granted parity with national banks. Such statutes and regulations relate to, among other things, required reserves, investments, loans, mergers and consolidations, issuances of securities, payments of dividends, establishment of branches, consumer protection and other aspects of the Bank’s operations. Violations of laws and regulations, or other unsafe and unsound practices, may result in these agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions.  Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and other parties participating in the affairs of a bank or bank holding company.

Safety and Soundness.  The Federal Deposit Insurance Act requires the federal prudential bank regulatory agencies, such as the FDIC, to prescribe, by regulation or guideline, operational and managerial standards for all insured depository institutions relating to: (1) internal controls; (2) information systems and audit systems; (3) loan documentation; (4) credit underwriting; (5) interest rate risk exposure; and (6) asset quality. The agencies also must prescribe standards for asset quality, earnings, and stock valuation, as well as standards for compensation, fees and benefits. The federal banking agencies have adopted regulations and Interagency Guidelines Establishing Standards for Safety and Soundness to implement these required standards. These guidelines set forth the safety and soundness standards used to identify and address problems at insured depository institutions before capital becomes impaired. Under the regulations, if a regulator determines that a bank fails to meet any standards prescribed by the guidelines, the regulator may require the bank to submit an acceptable plan to achieve compliance, consistent with deadlines for the submission and review of such safety and soundness compliance plans.

Examinations. The Bank is subject to regulation, reporting, and periodic examinations by the FDIC, the Mississippi Department of Banking and Consumer Finance (the “MDBCF”), and the CFPB. These regulatory authorities routinely examine the Bank’s reserves, loan and investment quality, consumer compliance, management policies, procedures and practices and other aspects of operations. The FDIC has adopted the Federal Financial Institutions Examination Council’s (“FFIEC”) rating system and assigns each financial institution a confidential composite rating based on an evaluation and rating of six essential components of an institution’s financial condition and operations, including Capital Adequacy, Asset Quality, Management, Earnings, Liquidity and Sensitivity to Market Risk, as well as the quality of risk management practices.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements.  FDICIA establishes five regulatory capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.”  A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation.  FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified.

FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized.  Undercapitalized depository institutions are subject to growth limitations and are required to submit a capital restoration plan for approval within 90 days of becoming undercapitalized.  For a capital restoration plan to be acceptable, the depository institution’s parent holding company must guarantee that the institution will comply with such capital restoration plan.  The aggregate liability of the parent holding company is limited to the lesser of 5% of the depository institution’s total assets at the time it became undercapitalized and the amount necessary to bring the institution into compliance with applicable capital standards.  If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.  If the controlling holding company fails to fulfill its obligations under FDICIA and files (or has filed against it) a petition under the federal Bankruptcy Code, the claim for such liability would be entitled to a priority in such bankruptcy proceeding over third party creditors of the bank holding company.  In addition, an undercapitalized institution is subject to increased monitoring and asset growth restrictions and is required to obtain prior regulatory approval for acquisitions, new lines of business, and branching.  Such an institution also is barred from soliciting, taking or rolling over brokered deposits.

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks.  Critically undercapitalized institutions are subject to the appointment of a receiver or conservator within

90 days of becoming significantly undercapitalized, except under limited circumstances.  The Bank was well capitalized at December 31, 2016, and brokered deposits are not restricted.

Consumer Protection. The Dodd-Frank Act established the CFPB,  an independent regulatory authority housed within the Federal Reserve having centralized authority, including examination and enforcement authority, for consumer protection in the banking industry.  The CFPB has rule writing, examination, and enforcement authority with regard to the Bank’s (and the Company’s) compliance with a wide array of consumer financial protection laws, including the Truth in Lending Act, the Real Estate Settlement Procedures Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the S.A.F.E. Mortgage Licensing Act, the Fair Credit Reporting Act (except Sections 615(e) and 628), the Fair Debt Collection Practices Act, and the Gramm-Leach-Bliley Act (sections 502 through 509 relating to privacy), among others. The CFPB has broad authority to enforce a prohibition on unfair, deceptive, or abusive acts and practice.  The Bank is subject to direct supervision and examination by the CFPB in respect of the foregoing consumer protection acts and regulations because the Bank’s total assets are over $10 billion as of December 31, 2016.

In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

Branching. The Dodd-Frank Act authorizes national and state banks to establish de novo branches in other states to the same extent a bank chartered in those states would be so permitted.

Deposit Insurance Assessments. The Deposit Insurance Fund (“DIF”) of the FDIC insures the deposits of the Bank generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.  The FDIC charges insured depository institutions premiums to maintain the DIF.  Deposit insurance assessments are based on average total assets minus average tangible equity.  For larger institutions, such as the Bank, the FDIC uses a performance score and a loss-severity score to calculate an initial assessment.   In calculating these scores, the FDIC uses a bank’s capital level and supervisory ratings (its “CAMELS ratings”) and certain financial measures to assess the institution’s ability to withstand asset-related stress and funding-related stress.  The FDIC has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations.

In October 2010, the FDIC adopted a new DIF restoration plan to ensure that the fund reserve ratio reaches 1.35% by September 30, 2020, as required by the Dodd-Frank Act.  In August 2016, the FDIC announced that the DIF reserve ratio had surpassed 1.15% as of June 30, 2016.  As a result, beginning in the third quarter of 2016, the range of initial assessment rates for all institutions were adjusted downward such that the initial annual base deposit insurance assessment rate ranges from 3 to 30 basis points.  After the effect of potential base-rate adjustments, the total annual base assessment rate could range from 1.5 to 40 basis points.  In March 2016, the FDIC adopted a final rule to increase the reserve ratio for the DIF to 1.35% of total insured deposits.  The rule imposes a surcharge of 4.5 basis points on the excess of the depository institution’s assessment base over $10 billion until the earlier of the quarter that the reserve ratio first reaches or exceeds 1.35% and December 31, 2018.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  The Bank does not believe that it is taking or is subject to any action, condition or violation that could lead to termination of its deposit insurance.

Insider Transactions. In addition to regulating capital, the FDIC has broad authority to prevent the development or continuance of unsafe or unsound banking practices. Pursuant to this authority, the FDIC has adopted regulations that restrict preferential loans and loan amounts to “affiliates” and “insiders” of banks, require banks to keep information on loans to major shareholders and executive officers and bar certain director and officer interlocks between financial institutions.

Mergers, Subsidiaries. The FDIC is also authorized to approve mergers, consolidations and assumption of deposit liability transactions between insured banks and between insured banks and uninsured banks or institutions to prevent capital or surplus diminution in such transactions where the resulting, continuing or assumed bank is an insured nonmember state bank. The GLB Act permits national banks, and through state parity statutes, state banks, to engage in expanded activities through the formation of financial subsidiaries. Generally, a state bank may have a subsidiary engaged in any activity authorized for state banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, each of which may only be conducted through a subsidiary of a financial holding company. A state bank seeking to have a financial subsidiary, and each of its depository institution affiliates, must be “well-capitalized” and “well-managed.” The total assets of all financial subsidiaries may not exceed the lesser of 45% of a bank’s total assets, or $50 billion. A state bank must exclude from its assets and equity all equity investments, including retained earnings, in a financial subsidiary. The assets of the financial subsidiary may not be consolidated with the bank’s assets. The bank must also have policies and procedures to assess financial subsidiary risk and protect the bank from such risks and potential liabilities.

Reserves. Although the Bank is not a member of the Federal Reserve, it is subject to Federal Reserve regulations that require the Bank to maintain reserves against transaction accounts (primarily checking accounts).

Anti-Money Laundering.  The International Money Laundering Abatement and Anti-Terrorism Funding Act of 2001 specifies “know your customer” requirements that obligate financial institutions to take actions to verify the identity of the account holders in connection with opening an account at any U.S. financial institution.  Banking regulators will consider compliance with the Act’s money laundering provisions in acting upon acquisition and merger proposals.  Sanctions for violations of the Act can be imposed in an amount equal to twice the sum involved in the violating transaction, up to $1 million. Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA PATRIOT”) Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. The USA PATRIOT Act requires financial institutions to establish anti-money laundering programs with minimum standards that include:

•	the development of internal policies, procedures, and controls;
•	the designation of a compliance officer;
•	an ongoing employee training program; and
•	an independent audit function to test the programs.

Bank regulators routinely examine institutions for compliance with these anti-money laundering obligations and recently have been active in imposing “cease and desist” and other regulatory orders and money penalty sanctions against institutions found to be in violation of these requirements.  In addition, the Financial Crimes Enforcement Network has recently adopted new regulations that require financial institutions to obtain beneficial ownership information for certain accounts.

Economic Sanctions. The Office of Foreign Assets Control (“OFAC”) is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and acts of Congress.  OFAC publishes, and routinely updates, lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, including the Specially Designated Nationals and Blocked Persons List.  If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must undertake certain specified activities, which could include blocking or freezing the account or transaction requested, and we must notify the appropriate authorities.

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

Volcker Rule. In December 2013, the Federal Reserve, the FDIC, and other regulators jointly issued final rules implementing requirements of a new Section 13 to the Bank Holding Company Act, commonly referred to as the “Volcker Rule.” The Volcker Rule generally prohibits us and our subsidiaries from (i) engaging in proprietary trading for our own account, and (ii) acquiring or retaining an ownership interest in or sponsoring a “covered fund,” all subject to certain exceptions. The Volcker Rule also specifies certain limited activities in which we and our subsidiaries may continue to engage, and required us to implement a compliance program. The Federal Reserve extended the conformance deadline to July 21, 2017 for certain legacy “covered funds” activities and investments in place before December 31, 2013.

Transactions with affiliates. There are various restrictions that limit the ability of the Bank to finance, pay dividends or otherwise supply funds to the Company or other affiliates. In addition, subsidiary banks of holding companies are subject to certain restrictions under Section 23A and B of the Federal Reserve Act on any extension of credit to the bank holding company or any of its subsidiaries, on investments in the stock or other securities thereof and on the taking of such stock or securities as collateral for loans to any borrower.

Debit Interchange Fees. Interchange fees, or “swipe” fees, are fees that merchants pay to credit card companies and card-issuing banks such as the Bank for processing electronic payment transactions on their behalf. The maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, subject to an upward adjustment of 1 cent if an issuer certifies that it has implemented policies and procedures reasonably designed to achieve the fraud-prevention standards set forth by the Federal Reserve. In addition, the legislation prohibits card issuers and networks from entering into arrangements requiring that debit card transactions be processed on a single network or only two affiliated networks, and allows merchants to determine transaction routing.

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

Compensation

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

In 2016, the Federal Reserve, FDIC and SEC have also proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping.  As of December 31, 2016, these rules had not been implemented.

Accounting and Controls

The Company is also required to file certain reports with, and otherwise comply with the rules and regulations of, the SEC under federal securities laws.   For example, we are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board, and Nasdaq.  In particular, we are required to include management and independent registered public accounting firm reports on internal controls as part of our Annual Report on Form 10‑K in order to comply with Section 404 of the Sarbanes-Oxley Act.  We have evaluated our controls, including compliance with the SEC rules on internal controls, and have and expect to continue to spend significant amounts of time and money on compliance with these rules.  Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities.  The assessments of our financial reporting controls as of December 31, 2016 are included in this report under Item 9A. Controls and Procedures.

Corporate Governance

The Dodd-Frank Act addresses many investor protection, corporate governance, and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act (1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for Compensation Committee members; and (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and business experience of our executive officers as of February 24, 2017:

Name	Age	Position
John M. Hairston	53	President of the Company since 2014; Chief Executive Officer since 2008 and Chief Operating Officer from 2008 to 2014; Director since 2006.
Michael M. Achary	56	Sr. Executive Vice President since 2017; Executive Vice President from 2008 to 2016; Chief Financial Officer since 2007.
Joseph S. Exnicios	61	Sr. Executive Vice President since 2017; Executive Vice President from 2011 to 2016; President of Whitney Bank since 2011.
D. Shane Loper	51

Sr. Executive Vice President since 2017; Executive Vice President from 2008 to 2016; Chief Operating Officer since 2014; Chief Administrative Officer from 2013 to 2014; Chief Risk Officer from 2012 to 2013; Chief Risk and Administrative Officer from 2010 to 2012.

Stephen E. Barker	60	Executive Vice President since 2016; Chief Accounting Officer since 2011.
Michael K. Dickerson	51	Executive Vice President since 2014; Subsidiary Business Lines Executive since 2015; Chief Risk Officer from 2013 to 2015.
Samuel B. Kendricks	57	Executive Vice President since 2011; Chief Credit Risk Officer since 2014; Chief Credit Officer from 2010 to 2014.
Cecil W. Knight Jr.	53	Executive Vice President since 2016; Chief Banking Officer since 2016; President and owner of Alidade partners, LLC from 2012 to 2016; Partner in CPS Boston, Inc. from 2010 to 2012.
Joy Lambert Phillips	61	Executive Vice President since 2009; Corporate Secretary since 2011; General Counsel since 1999.
Joseph S. Schwertz, Jr.	60	Executive Vice President since 2015; Chief Risk Officer since 2015; Of Counsel to the law firm of Carver, Darden, Koretzky, Tessier, Finn, Blossman and Areaux LLC from 2012 to 2014.
Suzanne C. Thomas	62	Executive Vice President since 2011; Chief Credit Officer since 2014; Chief Credit Officer of Whitney Bank from 2011 to 2014.

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

The energy sector of the economy experienced a modest increase in drilling activity and demand over the prior year, however, remains under stress.  The stress on this industry has affected the performance of our energy loan portfolio and is expected to continue to have such effects for the foreseeable future. As of December 31, 2016, energy or energy-related loans comprised approximately 8.4% of our loan portfolio. Given the importance of the energy industry to the overall economies of Texas and Louisiana, two of our core markets, the performance of other business and commercial segments in these markets may become adversely affected when the energy sector is under stress.

Our financial performance may also be adversely affected by other macroeconomic factors that affect the U.S. economy. The economic recovery has been steady but slow and new uncertainty exists with the possibility of a significant fiscal policy shift on the horizon.  The effects of fiscal policy change will depend on the timing, magnitude, and composition of the policies, the extent to which the policies boost aggregate supply relative to aggregate demand, the cyclical position of the economy, and the responses of the dollar and longer-term interest rates, given the fragile global economic environment.  Moreover, volatility in global financial markets may have a spillover effect that would ultimately impair the performance of the U.S. economy. Additionally, because our operations are concentrated in the Gulf South region of the U.S., unfavorable economic conditions in that market could significantly affect the demand for our loans and other products, the ability of borrowers to repay loans and the value of collateral securing loans.

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

In an attempt to help the overall economy, the Federal Reserve Board has kept interest rates low through its targeted Fed Funds rate.  In December 2016, the Federal Reserve Board increased the Fed Funds rate by 25 basis points and could increase rates further during 2017, subject to economic conditions.  As the Federal Reserve Board increases the Fed Funds rate, overall interest rates will likely rise, which may negatively impact the U.S. economic recovery.  Further, changes in monetary policy, including changes in interest rates, could influence (i) the amount of interest we receive on loans and securities, (ii) the amount of interest we pay on deposits and borrowings, (iii) our ability to originate loans and obtain deposits, (iv) the fair value of our assets and liabilities, and (v) the reinvestment risk associated with a reduced duration of our mortgage-backed securities portfolio as borrowers refinance to reduce borrowing costs.  When interest-bearing liabilities reprice or mature more quickly than interest-earning assets, an increase in interest rates generally would tend to result in a decrease in net interest income.

In addition, loan originations, and potentially loan revenues, could be adversely impacted by sharply rising interest rates. If market rates of interest were to increase, it would increase debt service requirements for some of our borrowers; adversely affect those borrowers’ ability to pay as contractually obligated; potentially reduce loan demand or result in additional delinquencies or charge-offs; and increase the cost of our deposits, which are a primary source of funding.

We are also subject to the following risks:

•

the CFPB’s Ability-to-Repay rule could limit our ability to originate mortgages to borrowers that do not meet or are unable to meet the standards set forth in the mortgage regulations and potentially adversely impact our mortgage revenues;

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

Although management believes it has implemented an effective asset and liability management strategy to manage the potential effects of changes in interest rates, including the use of adjustable rate and/or short-term assets, and FHLB advances or longer term repurchase agreements, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of our operation and/or our strategies may not always be successful in managing the risk associated with changes in interest rates.

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

Future tax law and regulatory changes could adversely affect our financial condition and results of operations.

Future changes in the tax laws could significantly impact our income tax expense, deferred tax asset balance, and the amount of taxes payable. Current proposals to decrease the federal statutory tax rate, if enacted, could result in a decrease to our deferred tax asset with a corresponding non-cash increase to income tax expense or a decrease to capital that could be material. We may also be adversely impacted by modifications or adjustments in the determination of taxable income or utilization of tax credits.

Governmental responses to market disruptions may be inadequate and may have unintended consequences.

Although Congress and financial regulators continue to implement measures designed to assure greater stability in the financial markets, the overall impact of these efforts on the financial markets is unclear. In addition, the Dodd-Frank Act has resulted in significant changes to the banking industry as a whole which could adversely affect our business.

We compete with a number of financial services companies that are not subject to the same degree of regulatory oversight. The impact of the existing regulatory framework and any future changes to it could negatively affect our ability to compete with these institutions, which could have a material adverse effect on our results of operations and prospects.

The beginning of 2017 has seen significant market volatility driven, in part, by reactions relating to results of the 2016 national elections.  The continued impact of this issue could adversely affect the U.S. or global economies, with direct or indirect impacts on the Company and its business.  Results could include drops in consumer and business confidence, credit deterioration, diminished capital markets activity, and delays in the Federal Reserve Board increases in interest rates.

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

Our success depends, in substantial part, on our ability to attract and retain skilled, experienced personnel in key positions within the organization. Competition for qualified candidates in the activities and markets that we serve is intense. If we are not able to hire or retain these key individuals, we may be unable to execute our business strategies and may suffer adverse consequences to our business, financial condition and results of operations.

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

The Company’s decisions regarding the credit risk associated with the loan portfolio acquired from First NBC could be incorrect and its credit mark may be inadequate, which may adversely affect the financial condition and results of operations of the Company after the transaction.

Before entering into the First NBC transaction, the Company conducted extensive due diligence on a significant portion of the loans acquired from First NBC.  However, the Company’s review did not encompass each and every loan in the loan portfolio acquired.  In accordance with customary industry practices, the Company evaluated the loan portfolio based on various factors including, among other things, historical loss experience, economic risks associated with each loan category, volume and types of loans, trends in classification, volume and trends in delinquencies and nonaccruals, and general economic conditions, both local and national.  In this process, the Company’s management made various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness and financial condition of the borrowers, the value of the real estate, which is obtained from independent appraisers, other assets serving as collateral for the repayment of the loans, the existence of any guarantees and the economic environment in which the borrowers operate.  If the Company’s assumptions and judgments turn out to be incorrect, including as a result of the fact that its due diligence review did not cover each individual loan, the Company’s estimated credit mark against the loan portfolio in total may be insufficient to cover actual loan losses after the transaction closes, and adjustments may be necessary to allow for different economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside management’s control may require an increase in the provision for loan losses.  Material additions to the credit mark and/or allowance for loan losses would materially decrease the Company’s net income.

Changes in retail distribution strategies and consumer behavior may adversely impact our investments in bank premises, equipment, technology and other assets and may lead to increased expenditures to change our retail distribution channel.

We have significant investments in bank premises and equipment for our branch network.  Advances in technology such as e-commerce, telephone, internet and mobile banking, and in-branch self-service technologies including automated teller machines and other equipment, as well as an increasing customer preference for these other methods of accessing our products and services, could decrease the value of our branch network, technology, or other retail distribution physical assets and may cause us to change our retail distribution strategy, close and/or sell certain branches or parcels of land held for development and restructure or reduce our remaining branches and work force. These actions could lead to losses on these assets or could adversely impact the carrying value of any long-lived assets and may lead to increased expenditures to renovate, reconfigure or close a number of our remaining branches or to otherwise reform our retail distribution channel.

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

From time to time, the FASB and the Commission change the financial accounting and reporting standards or the interpretation of such standards that govern the preparation of our external financial statements. These changes are beyond our control, can be difficult to predict, may require extraordinary efforts or additional costs to implement and could materially impact how we report our financial condition and results of operations. Additionally, we may be required to apply a new or revised standard retrospectively, resulting in the restatement of prior period financial statements in material amounts.

We and other financial institutions have been the subject of litigation, investigations and other proceedings which could result in legal liability and damage to our reputation.

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

The Company operates 237 full service banking and financial services offices and 264 automated teller machines across a Gulf south corridor comprising south Mississippi; southern and central Alabama; southern Louisiana; the northern, central, and Panhandle regions of Florida; and Houston, Texas. Additionally, the Company operates a loan production office in Nashville, Tennessee. The Company owns approximately 49% of these facilities, and the remaining banking facilities are subject to leases, each of which we consider reasonable and appropriate for its location. We ensure that all properties, whether owned or leased, are maintained in suitable condition. We also evaluate our banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations, closures or possible sales. The Bank and subsidiaries of the Bank hold a variety of property interests acquired in settlement of loans. Some of these properties were acquired in transactions before 1979 and are carried at nominal amounts in our balance sheet and reflected a net loss of $13,000 in our operating results in 2016.

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

			Cash
	High	Low	Dividends
	Sale	Sale	Paid
2016
4th quarter	$45.50	$31.73	$0.24
3rd quarter	32.94	24.49	0.24
2nd quarter	27.84	21.93	0.24
1st quarter	25.84	20.01	0.24

2015
4th quarter	$30.96	$23.35	$0.24
3rd quarter	32.47	25.20	0.24
2nd quarter	32.98	28.02	0.24
1st quarter	31.13	24.96	0.24

There were 10,718 active holders of record of the Company’s common stock at January 31, 2017 and 84,259,371 shares outstanding. On January 31, 2017, the high and low sale prices of the Company’s common stock as reported on the NASDAQ Global Select Market were $46.40 and $45.40, respectively.

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

The performance graph compares the cumulative five-year shareholder return on the Company’s common stock, assuming an investment of $100 on December 31, 2011 and the reinvestment of dividends thereafter, to that of the common stocks of United States companies reported in the Nasdaq Total Return Index and the common stocks of the KBW Regional Banks Total Return Index. The KBW Regional Banks Total Return Index is a proprietary stock index of Keefe, Bruyette & Woods, Inc., that tracks the returns of 50 regional banking companies throughout the United States.

Issuer Purchases of Equity Securities

On August 28, 2015, the Company approved a stock purchase program authorizing the repurchase of up to 5% of its outstanding stock, or approximately 3.9 million shares, until September 2016.  The plan expired on September 30, 2016.  Under this plan, the Company repurchased 741,393 shares of its common stock at an average price of $27.44 per share.  There were no share repurchases under this plan in 2016.

ITEM 6.       SELECTED FINANCIAL DATA

The following tables set forth certain selected historical consolidated financial data and should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated Financial Statements and Notes thereto included elsewhere herein.

	Year Ended December 31,
(in thousands, except per share data)	2016	2015	2014	2013	2012
Income Statement:
Interest income	$732,167	$679,646	$692,813	$722,210	$762,549
Interest income (te) (a)	758,006	693,234	703,460	732,620	774,134
Interest expense	73,051	54,472	38,119	41,479	51,682
Net interest income (te) (a)	684,955	638,762	665,341	691,141	722,452
Provision for loan losses	110,659	73,038	33,840	32,734	54,192
Noninterest income	250,781	237,284	227,999	246,143	253,747
Noninterest expense (excluding amortization
of intangibles)	592,534	595,471	579,869	648,804	681,000
Amortization of intangibles	19,781	24,184	26,797	29,470	32,067
Income before income taxes	186,923	169,765	242,187	215,866	197,355
Income tax expense	37,627	38,304	66,465	52,510	45,613
Net income	$149,296	$131,461	$175,722	$163,356	$151,742

Common Share Data:
Earnings per share:
Basic earnings per share	$1.87	$1.64	$2.10	$1.93	$1.77
Diluted earnings per share	1.87	1.64	2.10	1.93	1.75
Cash dividends paid	0.96	0.96	0.96	0.96	0.96
Book value per share (period-end)	32.29	31.14	30.74	29.49	28.91
Tangible book value per share (period-end)	23.87	21.74	21.37	19.94	19.27

(a)	For analytical purposes, management adjusts net interest income to a “taxable equivalent” basis using a 35% federal tax rate on tax-exempt items.

	At and For the Years Ended December 31,
(in thousands)	2016	2015	2014	2013	2012
Period-End Balance Sheet Data:
Total loans, net of unearned income (a)	$16,752,151	$15,703,314	$13,895,276	$12,324,817	$11,577,802
Loans held for sale	34,064	20,434	20,252	24,515	50,605
Securities	5,017,128	4,463,792	3,826,454	4,033,124	3,716,460
Short-term investments	78,177	565,555	802,948	268,839	1,500,188
Total earning assets	21,881,520	20,753,095	18,544,930	16,651,295	16,845,055
Allowance for loan losses	(229,418)	(181,179)	(128,762)	(133,626)	(136,171)
Goodwill	621,193	621,193	621,193	625,675	628,877
Other intangible assets, net	87,757	107,538	132,810	159,773	189,409
Other assets (c)	1,614,250	1,532,958	1,576,371	1,704,722	1,935,249
Total assets	$23,975,302	$22,833,605	$20,746,542	$19,007,839	$19,462,419
Noninterest-bearing deposits	$7,658,203	$7,276,127	$5,945,208	$5,530,253	$5,624,127
Interest-bearing transaction and savings deposits	6,910,466	6,767,881	6,531,628	6,162,959	6,038,002
Interest-bearing public fund deposits	2,563,758	2,253,645	1,982,616	1,571,532	1,580,260
Time deposits	2,291,839	2,051,259	2,113,379	2,095,772	2,501,799
Total interest-bearing deposits	11,766,063	11,072,785	10,627,623	9,830,263	10,120,061
Total deposits	19,424,266	18,348,912	16,572,831	15,360,516	15,744,188
Short-term borrowings	1,225,406	1,423,644	1,151,573	657,960	639,133
Long-term debt (c)	436,280	490,145	373,647	384,414	394,523
Other liabilities	169,582	157,761	176,089	179,880	231,297
Stockholders' equity	2,719,768	2,413,143	2,472,402	2,425,069	2,453,278
Total liabilities & stockholders' equity	$23,975,302	$22,833,605	$20,746,542	$19,007,839	$19,462,419
Average Balance Sheet Data:
Total loans, net of unearned income (a)	$16,064,593	$14,433,367	$12,938,869	$11,700,218	$11,238,690
Loans held for sale	28,777	18,101	16,540	24,986	46,049
Securities (b)	4,706,482	4,208,195	3,816,724	4,140,051	4,063,817
Short-term investments	380,294	513,659	423,359	578,613	771,523
Total earning assets	21,180,146	19,173,322	17,195,492	16,443,868	16,120,079
Allowance for loan losses	(217,550)	(133,470)	(129,642)	(137,897)	(136,257)
Goodwill and other intangible assets	718,592	740,666	768,047	799,996	820,887
Other assets (c)	1,497,445	1,464,502	1,601,883	1,821,333	2,130,284
Total assets	$23,178,633	$21,245,020	$19,435,780	$18,927,300	$18,934,993
Noninterest-bearing deposits	$7,232,221	$6,195,234	$5,641,792	$5,393,955	$5,251,391
Interest-bearing transaction and savings deposits	6,772,364	6,877,394	6,173,683	5,962,114	5,827,370
Interest-bearing public fund deposits	2,261,659	1,844,802	1,530,972	1,410,679	1,451,459
Time deposits	2,390,081	2,207,359	2,053,546	2,350,488	2,579,963
Total interest-bearing deposits	11,424,104	10,929,555	9,758,201	9,723,281	9,858,792
Total deposits	18,656,325	17,124,789	15,399,993	15,117,236	15,110,183
Short-term borrowings	1,412,194	1,025,133	1,005,680	806,082	843,798
Long-term debt (c)	469,064	478,078	378,645	387,435	338,499
Other liabilities	177,983	174,233	176,514	229,983	241,710
Stockholders' equity	2,463,067	2,442,787	2,474,948	2,386,564	2,400,803
Total liabilities & stockholders' equity	$23,178,633	$21,245,020	$19,435,780	$18,927,300	$18,934,993

(a)	Includes nonaccrual loans.
(b)	Average securities does not include unrealized holding gains/losses on available for sale securities.
(c)	Certain items related to debt issuance costs have been reclassified in prior periods.

	Years Ended December 31,
($ in thousands)	2016	2015	2014	2013	2012
Performance Ratios:
Return on average assets	0.64%	0.62%	0.90%	0.86%	0.80%
Return on average common equity	6.06%	5.38%	7.10%	6.84%	6.32%
Return on average tangible common equity	8.56%	7.72%	10.30%	10.30%	9.72%
Earning asset yield (te)	3.58%	3.62%	4.09%	4.45%	4.80%
Total cost of funds	0.34%	0.28%	0.22%	0.25%	0.32%
Net interest margin (te)	3.23%	3.33%	3.87%	4.20%	4.48%
Noninterest income to total revenue (te)	26.80%	27.09%	25.52%	26.26%	25.99%
Efficiency ratio (a)	62.79%	66.12%	62.03%	65.17%	64.52%
Average loan/deposit ratio	86.11%	84.28%	84.02%	77.40%	74.38%
FTE employees (period-end)	3,724	3,921	3,794	3,978	4,235
Capital Ratios:
Common stockholders' equity to total assets	11.34%	10.57%	11.92%	12.76%	12.60%
Tangible common equity ratio (b)	8.64%	7.62%	8.59%	9.00%	8.77%
Tier 1 leverage	9.56%	8.55%	9.17%	9.34%	9.10%
Tier 1 risk-based capital	11.26%	9.96%	11.23%	11.76%	12.65%
Total risk-based capital	13.21%	11.86%	12.30%	13.11%	14.28%
Asset Quality Information:
Nonaccrual loans (c)	$317,970	$159,713	$79,537	$99,686	$137,615
Restructured loans	39,818	4,297	8,971	9,272	16,437
Total nonperforming loans	357,788	164,010	88,508	108,958	154,052
Other real estate (ORE) and foreclosed assets	18,943	27,133	59,569	76,979	102,072
Total nonperforming assets	$376,731	$191,143	$148,077	$185,937	$256,124
Accruing loans 90 days past due (d)	3,039	7,653	4,825	10,387	13,244
Net charge-offs - non-purchased credit impaired	59,057	16,212	17,119	24,309	55,031
Net charge-offs - purchased credit impaired	(594)	1,609	2,501	2,355	26,069
Allowance for loan losses	229,418	181,179	128,762	133,626	136,171
Provision for loan losses	110,659	73,038	33,840	32,734	54,192
Ratios:
Nonperforming assets to loans + ORE
and foreclosed assets	2.25%	1.22%	1.06%	1.50%	2.19%
Accruing loans 90 days past due as a percent of loans	0.02%	0.05%	0.03%	0.08%	0.11%
Nonperforming assets + accruing loans 90 days past
due to loans + foreclosed assets	2.26%	1.26%	1.10%	1.58%	2.31%
Net charge-offs - non-purchased credit impaired to average loans	0.37%	0.11%	0.13%	0.21%	0.49%
Allowance for loan losses to period-end loans	1.37%	1.15%	0.93%	1.08%	1.18%
Allowance for loan losses to nonperforming loans
and accruing loans 90 days past due	63.58%	105.54%	137.96%	111.97%	81.40%

(a)	The efficiency ratio is noninterest expense to total net interest (te) and noninterest income, excluding amortization of purchased intangibles and nonoperating expense.
(b)	The tangible common equity ratio is common shareholders’ equity less intangible assets divided by total assets less intangible assets.
(c)

Included in nonaccrual loans are $81.9 million, $8.8 million, $7.0 million, $15.7 million, and $3.0 million of nonaccruing restructured loans at December 31, 2016, 2015, 2014, 2013, and 2012, respectively.  Nonaccrual loans and accruing loans past due 90 days or more do not include purchased credit impaired loans, which were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.

(d)	Nonaccrual loans and accruing loans past due 90 days or more do not include purchased credit impaired loans with an accretable yield.

Reconciliation of reported to core net interest income (te) and core net interest margin (te)

	Years Ended December 31,
($ in millions)	2016	2015	2014	2013	2012
Net interest income	$659.1	$625.2	$654.7	$680.7	$710.9
Tax-equivalent adjustment (te) (a)	25.9	13.6	10.6	10.4	11.6
Net interest income (te)	$685.0	$638.8	$665.3	$691.1	$722.5
Purchase accounting adjustments:
Loan discount accretion (b)	21.7	38.9	97.7	144.7	141.2
Bond premium amortization (c)	(2.4)	(3.8)	(5.4)	(11.5)	(24.5)
CD premium accretion	—	—	0.2	0.7	2.7
Total net purchase accounting adjustments	19.3	35.1	92.5	133.9	119.4
Net interest income (te) - core	$665.7	$603.7	$572.8	$557.2	$603.1
Average earning assets	$21,180.1	$19,173.3	$17,195.5	$16,443.9	$16,120.1
Net interest margin - reported	3.23%	3.33%	3.87%	4.20%	4.48%
Net purchase accounting adjustments	0.09%	0.19%	0.54%	0.81%	0.74%
Net interest margin - core	3.14%	3.14%	3.33%	3.39%	3.74%

Core revenue (te) and core pre-tax, pre-provision income (te)

	Years Ended December 31,
(in thousands)	2016	2015	2014	2013	2012
Net interest income	$659,116	$625,174	$654,694	$680,731	$710,867
Noninterest income	250,781	237,284	227,999	246,143	253,747
Total revenue	$909,897	$862,458	$882,693	$926,874	$964,614
Tax-equivalent adjustment (a)	25,839	13,588	10,647	10,410	11,585
Purchase accounting adjustments - revenue (d)	(13,367)	(29,343)	(80,417)	(132,335)	(125,223)
Core revenue (te)	$922,369	$846,703	$812,923	$804,949	$850,976
Noninterest expense	(612,315)	(619,655)	(606,666)	(678,274)	(713,067)
Intangible amortization	19,781	24,184	26,797	29,470	32,067
Nonoperating items	4,978	15,908	25,686	37,898	49,573
Core pre-tax, pre-provision income (te)	$334,813	$267,140	$258,740	$194,043	$219,549

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Includes net loan discount accretion arising from the 2011 Whitney Holding Corporation and 2009 Peoples First Community Bank acquisitions.
(c)	Includes net investment premium amortization arising from the 2011 acquisition of Whitney Holding Corporation.
(d)	Includes net loan discount accretion and net investment premium amortization as defined in (b) and (c) and amortization of the FDIC loss share receivable related to an FDIC assisted transaction.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes and events in the financial condition and results of operations of Hancock Holding Company and our subsidiaries during 2016 and selected prior periods. This discussion and analysis is intended to highlight and supplement financial and operating data and information presented elsewhere in this Report, including the consolidated financial statements and related notes.

This discussion includes non-GAAP financial measures to describe Hancock’s performance. An overview of the non-GAAP measures used and the reasons why management believes they are useful and important in understanding the Company’s financial condition and results of operations are included below.  A reconciliation to GAAP measures is included in “Item 6. Selected Financial Data.”

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended.  Forward looking statements that we may make include statements regarding balance sheet and revenue growth, the provision for loans losses, loan growth expectations, management’s predictions about charge-offs for loans, including energy-related credits, the impact of changes in oil and gas prices on our energy portfolio, and the downstream impact on businesses that support the energy sector, especially in the Gulf Coast region, the impact of the First NBC transaction on our performance and financial condition, deposit trends, credit quality trends, net interest margin trends, future expense levels, success of revenue-generating initiatives, projected tax rates, future profitability, improvements in expense to revenue (efficiency) ratio, purchase accounting impacts such as accretion levels, possible repurchases of shares under stock buyback programs, and the financial impact of regulatory requirements.  Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “forecast,” “goals,” “targets,” “initiatives,” “focus,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Forward-looking statements are based upon the current beliefs and expectations of management and on information currently available to management. Our statements speak as of the date hereof, and we do not assume any obligation to update these statements or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.  Factors that could cause actual results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to, those risk factors outlined in “Item 1A. Risk Factors.”

You are cautioned not to place undue reliance on these forward-looking statements. Hancock does not intend, and undertakes no obligation, to update or revise any forward-looking statements, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements, except as required by law.

Non-GAAP Financial Measures

Management’s Discussion and Analysis of Financial Condition and Results of Operations include non-GAAP measures used to describe Hancock’s performance.  A reconciliation of those measures to GAAP measures are provided in “Item 6. Selected Financial Data.”

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

We define Core Net Interest Income as net interest income (te) excluding net purchase accounting accretion resulting from the fair market value adjustments related to acquired operations.  We define Core Net Interest Margin as reported core net interest income, annualized, expressed as a percentage of average earning assets.

We define Core Revenue as core net interest income and noninterest income less the amortization of the FDIC loss share receivable related to loans acquired in an FDIC assisted transaction.

We define Core Pre-Tax, Pre-Provision Income as core revenue less noninterest expense, excluding nonoperating items and amortization of intangibles. Management believes that core pre-tax, pre-provision profit is a useful financial measure because it enables investors and others to assess the Company’s ability to generate capital to cover credit losses through a credit cycle.

EXECUTIVE OVERVIEW

Current Economic Environment

After falling precipitously from July 2014 through the first quarter of 2016, West Texas Intermediate (“WTI”) Crude Oil and other energy commodity prices reflected signs of recovery and stabilization during the second half of 2016.  As a result, activity at energy-related businesses, which are concentrated mainly in the Company’s south Louisiana and Houston, Texas market areas, improved during the fourth quarter of 2016.  The North American active drilling rig count increased over 60% from 404 at May 31, 2016, to 658 at year-end.  Approximately 70% of this increase occurred in Texas and Oklahoma.  Even with the recent improvement in activity, the total active rig count remains well below third quarter 2014 totals where there were over 1,900 drilling rigs in use.  The outlook related to the energy sector from industry leaders surveyed in the most recent Summary of Commentary on Current Economic Conditions (the “Beige Book”) published January 18, 2017 was generally more optimistic than earlier in the year with anticipation of a continued steady increase in activity over the next twelve months.  Despite the increased drilling activity and increased optimism expressed by industry leaders, management still expects a recovery lag in our energy service and support credit portfolio.  Reserve-based lending credits are beginning to show signs of improvement given the stabilization in oil prices, and we expect improvement in land-based services, and non-drilling services in the Gulf of Mexico to follow.

The real estate market for single family residential properties was flat to slightly up across all of our markets during the second half of 2016.   Most brokers and builders surveyed in the Beige Book believe home sales will remain stable or increase slightly during the first quarter of 2017, with an increased demand for more affordable priced homes.  Apartment demand remains strong in most of our markets.

The commercial real estate market continues to improve in most of our footprint, with growing demand for office and industrial space in certain market areas.  Commercial construction activity has also increased in recent quarters in these sectors.  Continued improvement is expected in the commercial real estate market in 2017.  However, the Houston market is the exception to this positive outlook with an overabundance of availability as sublease space continued to spike.

The January 2017 Beige Book indicated continued tightening in the labor market.  Wages and employment were increasing, while some firms experienced difficulty finding qualified workers to fill various job levels, particularly for certain professional services and craft labor positions.  Recruiters for oilfield service firms indicated orders for hiring and training new employees for 2017 were increasing.  Activity reports related to tourism and hospitality, a critical industry to our New Orleans and Florida markets, were mixed but the near-term outlook is optimistic.

Loan demand across most of the markets that Hancock serves remained stable and the energy sector saw further improvement.  Credit quality remained solid and most firms noted an increase in deposit volumes.  Outlooks in the financial sector were mostly optimistic, mainly due to elevated hopes for regulatory and tax relief following the recent presidential election.  Overall, firms and industries surveyed in the Beige Book were optimistic about economic growth in 2017.

Overview of 2016 Financial Results

Net income for the year ended December 31, 2016 was $149.3 million, or $1.87 per diluted common share, compared to $131.5 million, or $1.64 per diluted common share in 2015. This 14% increase was mainly attributable to increases in both interest and noninterest income and decreases in noninterest expense, partially offset by an increase in provision for loan losses.  The Company’s return on average assets (ROA) for 2016 was 0.64% compared to 0.62% for 2015.

Net interest income tax-equivalent (te) totaled $685 million in 2016, a $46 million, or 7%, increase from 2015. This increase was mainly the result of the impact from a $2.0 billion increase in average earning assets. Net interest margin declined 10 basis points (bps) to 3.23% in 2016 primarily due to a $15.8 million reduction in net purchase accounting discount accretion.  Excluding the reduction in net purchase accounting discount accretion, the Company’s core net interest margin for 2016 was 3.14%, or flat compared to 2015.

Noninterest income for 2016 totaled $250.8 million compared to $237.3 million in 2015.  This $13.5 million, or 6%, increase was driven by increases in a number of categories including fees from secondary mortgage market operations, income from bank-owned life insurance and derivatives and gains on asset dispositions.

Noninterest expense totaled $612.3 million in 2016 compared to $619.7 million in 2015.  This reduction was mainly related to an $11.3 million, or 69%, reduction in nonoperating expense items as 2015 included a number of expense items related to the Company’s implementation of its strategic initiatives targeted at enhancing revenue and increasing efficiencies.

The provision for loan losses was $110.7 million in 2016, an increase of $37.6 million compared to 2015.  During 2016, the Company experienced pressure on earnings from credit quality deterioration primarily related to its energy sector loans. The allowance for loan losses totaled $229.4 million at December 31, 2016, a $48 million increase from the previous year-end.  The allowance for loan losses related to the energy portfolio increased $28.3 million to $106.5 million at December 31, 2016, or 7.5% of energy loans outstanding.

Nonperforming loans totaled $358 million at December 31, 2016 compared to $164 million at December 31, 2015. Approximately $169 million, or 87%, of the increase was energy related. Net charge-offs from the non-purchased credit impaired portfolio totaled $59.1 million, or 0.37% of average loans outstanding in 2016.  This increased from $16.2 million, or 0.11%, in 2015.   Management continues to believe that total charge-offs from the energy related credits could approximate $65 - $95 million over the duration of the energy cycle.  Charge-offs to date for the current cycle (November 2014 – December 2016) total approximately $42 million.

Core pre-tax, pre-provision income, tax-equivalent (“te”) (“core PTPP”) was $334.8 million for the year ended December 31, 2016, compared to $267.1 million for the year ended December 31, 2015.  Management believes core PTPP is a useful financial measure as it enables investors and others to assess the ability of the Company to generate capital to cover credit losses during a credit cycle.  The Company established as one of its 2016 strategic objectives a core PTPP of $323.4 million, representing a 25% increase over 2014 core PTPP of $258.7 million.  The Company exceeded this goal by $11.4 million.

Total assets at December 31, 2016 were $24.0 billion, up about $1.1 billion, or 5%, from the prior year-end. Total loans increased $1.0 billion, or 7%, during 2016.  Net loan growth was experienced in most major product lines across the Company’s footprint, except energy, during 2016.  At December 31, 2016, energy related loans totaled $1.41 billion, or 8.4% of the loan portfolio, down $168 million from $1.58 billion at December 31, 2015.

At December 31, 2016, total deposits were $19.4 billion, up approximately $1.1 billion, or 6%, from December 31, 2015.  All deposit categories reflected a year-over-year increase. Noninterest-bearing demand deposits increased 5% to $7.7 billion, or 39% of total deposits at December 31, 2016.  Total noninterest-bearing and interest-bearing transaction and savings deposits were up $525 million, or 4%, in 2016.

On December 16, 2016, the Company issued approximately $259 million, or 6.325 million shares, of its common stock.  As a result, the Company’s tangible common equity ratio increased to 8.64% at December 31, 2016, up 102 bps from 7.62% at December 31, 2015. See Capital Resources section of this item for further discussion.

On December 30, 2016, the Company signed a purchase agreement to acquire approximately $1.3 billion in loans, nine branch locations with approximately $500 million in transaction and savings deposits and to assume approximately $600 million in FHLB borrowings from First NBC Bank.  The Company will pay a $44 million premium to First NBC for the earnings stream acquired.  The transaction is expected to add approximately $26 million in annual incremental earnings with one-time acquisition costs estimated to total approximately $12 million. As part of the transaction, the Company acquired approximately $260 million in loans from First NBC in January 2017 with the remaining portion of the transaction expected to close on March 10, 2017.

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

2016 compared to 2015

Net interest income (te) for 2016 totaled $685 million, a $46 million, or 7%, increase from 2015. Excluding a $16 million decrease in net purchase accounting discount accretion, core net interest income was up $62 million in 2016 compared to 2015. This increase primarily resulted from interest earned on a $2.0 billion, or 10%, increase in average earning assets.  The average earning asset growth is attributable to a number of strategic initiatives management implemented in recent years to increase sustainable interest income in an effort to replace the decreasing amount of interest income from purchase accounting adjustments. These initiatives included, among other items, hiring experienced middle market commercial lenders in growing markets, expanding the Company’s product base in areas such as specialty financing, lease financing and health care, and opening business banking centers specifically designed for commercial customers.

The net interest margin declined 10 bps to 3.23% in 2016 from 3.33% in 2015 due to a 10 bp decrease in net purchase accounting discount accretion. Excluding purchase accounting discount accretion, the 2016 core net interest margin was 3.14% for both 2016 and 2015. The net interest margin is the ratio of net interest income (te) to average earnings assets. The sections on Asset/Liability Management and Net Interest Income at Risk in this section provide additional information regarding the Company’s management of interest rate risk and potential impact from changes in interest rates, respectively.

The overall reported yield on earning assets was 3.58% in 2016, down 4 bps from 2015. The reported loan portfolio yield was 4.01% in 2016 compared to 4.13% in 2015. Excluding the impact from purchase accounting discount accretion, the loan yield was up 1 bp to 3.87%.

The reported tax-equivalent yield on the investment securities portfolio increased 9 bps from 2015 to 2.37% for 2016, reflecting a change in the mix within the investment securities portfolio.  The Company increased the percentage of high-quality municipal securities in the portfolio during 2016.  These securities offer higher tax-equivalent yields than those available for mortgage-backed securities or collateral mortgage obligations. The Company also began investing in agency commercial mortgage-backed securities in 2016 that provide a slightly higher yield than residential mortgage-backed securities.  Agency commercial mortgage-backed securities totaled approximately $501 million at December 31, 2016.

The cost of funding earning assets increased 6 bps to 0.34% in 2016. The overall rate paid on interest-bearing deposits was up 12 bps from 2015 to 0.43% in 2016 as the Company’s strategic initiatives implemented during late 2014 and the first half of 2015 to grow deposits to fund loan growth resulted in slightly higher rates paid for  interest-bearing deposits. Borrowing costs decreased 9 bps from 1.37% in 2015 to 1.28% in 2016. This decrease was attributable to the Company’s borrowing mix, which included an increased usage of lower-rate FHLB borrowings secured by a portion of the Company’s residential mortgage portfolio in 2016. Interest-free funding sources, including noninterest-bearing demand deposits, funded approximately 37% of average earnings assets in 2016, up from 35% in 2015 as noninterest-bearing deposits averaged $7.2 billion in 2016, up 17% compared to 2015.

2015 compared to 2014

Net interest income (te) for 2015 totaled $639 million, a $27 million, or 4%, decrease from 2014. The decrease resulted from a $57 million decline in net purchase accounting discount accretion. Excluding the purchase accounting discount accretion, net interest income (te) increased $31 million, primarily due to $1.5 billion growth in average loans.

Compared to 2014, the reported net interest margin declined 54 bps to 3.33% in 2015. The core net interest margin was approximately 3.14% in 2015, down 19 bps from 2014.  The overall reported yield on earning assets was 3.62% in 2015, down 47 bps from 2014. The reported loan portfolio yield was 4.13% in 2015 compared to 4.71% in 2014. Excluding the impact from purchase accounting discount accretion, the loan yield decreased 10 bps to 3.86%. This decrease in loan yield was mainly attributable to the normal maturity and amortization of higher-yielding loans in the portfolio being replaced with new originations at current market rates.  The reported tax equivalent yield on the investment securities portfolio decreased 12 bps from 2014, reflecting lower yields in mortgage-backed securities and collateralized mortgage obligations (CMOs).

The cost of funding earning assets increased 6 bps to 0.28% in 2015 compared to 2014. The overall rate paid on interest-bearing deposits was up 7 bps from 2014 to 0.31% in 2015 as a result of the Company’s strategic initiatives implemented during late 2014 and the first half of 2015 to grow deposits to fund loan growth. Borrowing costs increased 29 bps from 1.08% in 2014 to 1.37% in 2015. This increase was attributable to the Company’s $150 million issuance of long-term subordinated debt. The debt was issued on March 9, 2015 at a rate of 5.95% to repurchase a portion of the Company’s common stock and to provide additional Tier 2 regulatory capital. Interest-free funding sources, including noninterest-bearing demand deposits, funded approximately 35% of average earning assets in both 2015 and 2014.

The factors contributing to the changes in net interest income (te) for 2016, 2015, and 2014 are presented in Tables 1 and 2. Table 1 shows average balances and related interest and rates. Table 2 details the effects of changes in balances (volume) and rates on net interest income in 2016 and 2015.

TABLE 1. Summary of Average Balances, Interest and Rates (te)(a)

	Years Ended December 31,
	2016			2015			2014
	Average			Average			Average
($ in millions)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-Earnings Assets:
Commercial & real estate loans (te)	$11,959.2	$457.7	3.83%	$10,595.2	$419.1	3.95%	$9,508.1	$430.2	4.52%
Residential mortgage loans	2,044.7	83.0	4.06	1,960.4	81.2	4.14	1,791.9	82.7	4.61
Consumer loans	2,060.7	105.8	5.13	1,877.7	95.4	5.08	1,638.9	94.7	5.78
Loan fees & late charges		(2.7)			(0.1)			2.4
Loans (te) (b)	16,064.6	643.8	4.01	14,433.3	595.6	4.13	12,938.9	610.0	4.71
Loans held for sale	28.8	1.0	3.55	18.1	0.7	3.74	16.5	0.7	4.28
Investment securities:
U.S. Treasury and government agency securities	64.6	1.2	1.78	197.3	3.1	1.57	145.2	2.3	1.62
Mortgage-backed securities and collateralized mortgage obligations	4,044.3	86.4	2.14	3,804.0	83.5	2.19	3,450.9	79.6	2.31
Municipals
Taxable	104.2	3.4	3.25	108.5	3.7	3.46	101.6	3.6	3.52
Nontaxable (te)	488.5	20.3	4.16	90.9	5.3	5.81	104.8	5.9	5.66
Other securities	4.9	0.1	2.00	7.5	0.2	2.76	14.2	0.3	2.22
Total investment
securities (te) (c)	4,706.5	111.4	2.37	4,208.2	95.8	2.28	3,816.7	91.7	2.40
Short-term investments	380.3	1.8	0.47	513.7	1.2	0.24	423.4	1.0	0.23
Total earning assets (te)	21,180.1	758.0	3.58%	19,173.3	693.3	3.62%	17,195.5	703.4	4.09%
Nonearning assets:
Other assets	2,216.0			2,205.2			2,369.9
Allowance for loan losses	(217.6)			(133.5)			(129.6)
Total assets	$23,178.6			$21,245.0			$19,435.8
Liabilities and Stockholders' Equity
Interest-bearing Liabilities:
Interest-bearing transaction and savings deposits	$6,772.4	$18.2	0.27%	$6,877.4	$12.9	0.19%	$6,173.7	$6.7	0.11%
Time deposits	2,390.1	21.4	0.90	2,207.4	15.6	0.70	2,053.5	12.8	0.62
Public funds	2,261.6	9.3	0.41	1,844.8	5.4	0.30	1,531.0	3.7	0.24
Total interest-bearing deposits	11,424.1	48.9	0.43	10,929.6	33.9	0.31	9,758.2	23.2	0.24
Repurchase agreements	454.5	0.1	0.03	539.2	0.2	0.03	688.7	1.9	0.27
Other short-term borrowings	957.6	3.9	0.41	486.0	0.9	0.19	317.0	0.5	0.15
Long-term debt	469.1	20.1	4.27	478.0	19.5	4.08	378.7	12.5	3.31
Total interest- bearing liabilities	13,305.3	73.0	0.55%	12,432.8	54.5	0.44%	11,142.5	38.1	0.34%
Noninterest-bearing:
Noninterest-bearing deposits	7,232.1			6,195.2			5,641.8
Other liabilities	178.1			174.2			176.5
Stockholders' equity	2,463.1			2,442.8			2,474.9
Total liabilities and stockholders' equity	$23,178.6			$21,245.0			$19,435.8
Net interest income (te) and margin		$685.0	3.23		$638.8	3.33		$665.3	3.87
Net earning assets and spread	$7,874.8		3.03	$6,740.5		3.18	$6,053.0		3.75
Interest cost of funding earning assets			0.34%			0.28%			0.22%

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains or losses on available for sale securities.

TABLE 2. Summary of Changes in Net Interest Income (te)(a) (b)

	2016 Compared to 2015			2015 Compared to 2014
	Due to		Total	Due to		Total
	Change in		Increase	Change in		Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income (te)
Commercial & real estate loans (te)	$52,554	$(13,851)	$38,703	$46,242	$(57,437)	$(11,195)
Residential mortgage loans	3,443	(1,643)	1,800	7,396	(8,896)	(1,500)
Consumer loans	9,381	1,011	10,392	12,887	(12,202)	685
Loan fees & late charges	—	(2,629)	(2,629)	—	(2,533)	(2,533)
Loans (te) (c)	65,378	(17,112)	48,266	66,525	(81,068)	(14,543)
Loans held for sale	381	(37)	344	64	(94)	(30)
Investment securities:
U.S. Treasury and government
agency securities	(2,317)	369	(1,948)	819	(68)	751
Mortgage-backed securities and
collateralized mortgage obligations	5,175	(2,183)	2,992	7,875	(3,977)	3,898
Municipals
Taxable	(144)	(215)	(359)	239	(64)	175
Nontaxable (te)	16,930	(1,898)	15,032	(804)	147	(657)
Other securities	(59)	(48)	(107)	(172)	64	(108)
Total investment in securities (te) (d)	19,585	(3,975)	15,610	7,957	(3,898)	4,059
Short-term investments	(390)	943	553	216	72	288
Total earning assets (te)	84,954	(20,181)	64,773	74,762	(84,988)	(10,226)
Interest-bearing transaction and
savings deposits	(200)	5,509	5,309	843	5,303	6,146
Time deposits	1,369	4,532	5,901	1,005	1,743	2,748
Public funds	1,406	2,443	3,849	837	921	1,758
Total interest-bearing deposits	2,575	12,484	15,059	2,685	7,967	10,652
Repurchase agreements	(28)	6	(22)	(338)	(1,375)	(1,713)
Other interest-bearing liabilities	1,352	1,656	3,008	297	134	431
Long-term debt	(373)	907	534	3,698	3,285	6,983
Total interest expense	3,526	15,053	18,579	6,342	10,011	16,353
Net interest income (te) variance	$81,428	$(35,234)	$46,194	$68,420	$(94,999)	$(26,579)

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)

Amounts shown as due to changes in either volume or rate includes an allocation of the amount that reflects the interaction of volume and rate changes. This allocation is based on the absolute dollar amounts of change due solely to changes in volume or rate.

(c)	Includes nonaccrual loans.
(d)	Average securities do not include unrealized holding gains or losses on available for sale securities.

Provision for Loan Losses

The provision for loan losses was $110.7 million in 2016 compared to a provision of $73.0 million in 2015. The provision for non-purchased credit impaired loans in 2016 was $112.1 million, compared to $76.1 million in 2015. The increase from prior year is mainly related to the current energy cycle as discussed more fully in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Allowance for Loan and Lease Losses.” The provision for the purchased credit impaired portfolio was a credit of almost $1.4 million in 2016, compared to a credit of $3.1 million in 2015. The credits to provision in both years were primarily due to reductions in expected losses in the remaining portfolio related to the Peoples First Community Bank purchase.

“Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Allowance for Loan and Lease Losses” provides additional information on changes in the allowance for loans losses and general credit quality. Certain differences in the determination of the allowance for loan losses for originated loans and for purchased performing loans and purchased credit-impaired loans are described in Note 1 to the consolidated financial statements.

Noninterest Income

2016 compared to 2015

Noninterest income for 2016 totaled $251 million, a $13.5 million, or 6%, increase from 2015. Several noninterest income categories, including secondary mortgage market operations, income from bank-owned life insurance (“BOLI”) and derivatives, and gain on sales of assets, experienced increases in 2016. These increases were partially offset by a $4.1 million decline in insurance commissions and fees as a result of the Company exiting its title insurance line of business and other strategic changes impacting the insurance line of business.

Table 3 presents the components of noninterest income for the prior three years along with the percentage changes between years:

TABLE 3. Noninterest Income

($ in thousands)	2016	% Change	2015	% Change	2014
Service charges on deposit accounts	$74,187	2%	$72,813	(5)%	$77,006
Trust fees	46,589	2	45,627	2	44,826
Bank card and ATM fees	47,427	2	46,480	3	45,031
Investment and annuity fees	18,477	(11)	20,669	2	20,291
Secondary mortgage market operations	16,282	29	12,579	57	8,036
Insurance commissions and fees	4,501	(47)	8,567	(10)	9,473
Amortization of loss share receivable	(5,918)	(3)	(5,747)	53	(12,102)
Income from bank-owned life insurance	13,596	25	10,881	5	10,314
Credit-related fees	9,926	(10)	11,057	(1)	11,121
Income from derivatives	5,196	89	2,745	67	1,645
Gain on sales of assets	7,814	n/m	186	(85)	1,279
Safety deposit box income	1,696	(4)	1,758	(4)	1,830
Other miscellaneous income	9,254	(1)	9,334	1	9,249
Securities transactions	1,754	424	335	n/m	—
Total noninterest income	$250,781	6%	$237,284	4%	$227,999

n/m = not meaningful

Service charges on deposit accounts were up $1.4 million, or 2% from 2015. Service charges on transaction accounts increased $1.3 million, or 4%, partially due to the new suite of consumer products introduced in 2015. Also, NSF/OD fees were up $0.8 million.

Trust fees totaled $46.6 million in 2016, a $1.0 million, or 2%, increase from 2015. The 2016 fee growth came mostly from corporate trust services with small decreases in personal and retirement services products.  Trust assets under management totaled $6.3 billion at December 31, 2016 compared to $6.1 billion at December 31, 2015.  Market volatility and uncertain economic conditions limited the ability of the Company to increase its managed asset balances and grow revenue in 2016.

Bank card and ATM fees totaled $47.4 million in 2016, up $0.9 million, or 2% compared to 2015. Bank card and ATM fees include income from credit card, debit card and ATM transactions, and merchant service fees. Product and delivery platform enhancements, including smart phone payment functionality and improved on-line management tools, continue to drive growth.

Investment and annuity fees totaled $18.5 million in 2016 compared to $20.7 million in 2015.  The $2.2 million, or 11%, decrease is primarily attributable to a change in the mix of products sold. In the current interest rate environment, customer demand for longer-term annuity products has been replaced for shorter duration products which result in a lower up-front commission.  Additionally, the Company has shifted its focus more towards selling products with higher recurring revenue streams that earn little to no up-front commissions, but generate a higher level of recurring revenue over time.

Fees from secondary mortgage operations totaled $16.3 million in 2016, up $3.7 million, or 29%, from a year earlier. The increase is attributable to an increased level of mortgage loan production. Mortgage loan production increased approximately 41% in 2016 compared to 2015 with the percentage of loan production sold in the secondary market declining slightly. Secondary mortgage market operations fee income is generated from selling certain types of originated single-family mortgage loans into the secondary market in an effort to provide mortgage products for our customers while managing interest rate risk and liquidity. These loans are originated by the Company through its branch network. The Company typically sells its longer-term fixed-rate loans while retaining in the portfolio the majority of its adjustable rate loans as well as loans generated through certain programs to support customer relationships including programs for high net worth individuals and non-builder construction loans. The ultimate amount of loans sold in the secondary market relative to the amount retained by the Company is a management decision made as part of the Company’s ALCO process. The Company implemented a number of initiatives during the second half of 2015 to increase its mortgage loan production and fee income from secondary mortgage operations including an expanded sales force with originators that specialize in loans sold in the secondary market and a streamlined operation that added efficiencies to the mortgage origination process.

Insurance commissions and fees decreased $4.1 million, or 47%, from 2015. This decrease resulted from the discontinuation of our title insurance operation during the third quarter of 2015, combined with a strategic decision to reduce risk by deemphasizing the sale of certain products in the consumer financing subsidiary.

Income from bank-owned life insurance increased $2.7 million, or 25%, in 2016, to $13.6 million. This increase was mainly due to higher death benefits recognized in 2016 relative to 2015, combined with income earned from a $36.2 million year-over-year increase in the average balance of insurance contracts outstanding.

Credit-related fee income decreased $1.1 million, or 10% from 2015 mainly due to decreases in unused commitment fee income and standby letter of credit fees.

Income from derivatives totaled $5.2 million in 2016 compared to $2.7 million in 2015. The $2.5 million, or 89%, increase was driven by a significantly higher level of customer swap sales in 2016 compared to 2015.

Gains on sales of assets increased $7.6 million in 2016 compared to 2015 as a result of $4.3 million in gains from the sale of single family mortgage portfolio loans and a $3.3 million gain realized from the sale of a bank property.  The single family loans were sold as part of the Company’s balance sheet management process because certain of their terms were deemed no longer compatible with the Company’s strategic direction.

2015 compared to 2014

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

Bank card and ATM fees totaled $46.5 million in 2015, up $1.4 million, or 3% compared to 2014. Growth in both consumer and business card accounts resulting from product and delivery platform enhancements was the primary factor in the 2015 increase. These enhancements, including smart phone payment functionality and improved on-line management tools, as well as additional product enhancements implemented in 2016, resulted in continued increases in credit card and merchant fees in 2016.

Insurance commissions and fees decreased $0.9 million, or 10%, from 2014 primarily from the full year impact of selling certain business lines during the second quarter of 2014.  In the third quarter of 2015, the Company elected to exit its title insurance operation to focus on more profitable areas.

Service charges on deposit accounts were down $4.2 million, or 5% in 2015 compared to 2014, primarily due to a decrease in overdraft charges related to a decline in overdraft/nonsufficient funds occurrences. This decline was mostly due to an increase in average balances per account in the consumer noninterest-bearing portfolio, a reduction in the number of consumer accounts resulting from branch closings and sales, and higher customer usage of our overdraft protection product.

Noninterest Expense

2016 compared to 2015

Noninterest expense for 2016 totaled $612 million, down $7.3 million, or 1%, compared to 2015. Excluding nonoperating expenses, noninterest expense increased $3.9 million, or 1%, to $607 million in 2016 compared to 2015. The largest components of this increase were personnel expense and deposit insurance and regulatory fees. These increases were partially offset by a $6.5 million decrease in other real estate expense (ORE) expense  as a result of a $5.3 million gain from the foreclosure and disposition of a large property that had been acquired in the Peoples First Community Bank acquisition.

Table 4 presents the components of noninterest expense for the prior three years, along with the percentage changes between years. Table 4 presents operating expenses by component with nonoperating expenses aggregated, while Table 5 presents nonoperating expenses by component.

TABLE 4. Noninterest Expense

($ in thousands)	2016	% Change	2015	% Change	2014
Compensation expense	$284,219	2%	$277,412	3%	$269,249
Employee benefits	55,473	1	54,708	7	51,253
Personnel expense	339,692	2	332,120	4	320,502
Net occupancy expense	41,296	(8)	44,788	3	43,476
Equipment expense	13,663	(12)	15,481	(8)	16,862
Data processing expense	58,619	6	55,484	8	51,279
Professional services expense	29,380	4	28,287	10	25,755
Amortization of intangibles	19,781	(18)	24,184	(10)	26,797
Telecommunications and postage	13,146	(7)	14,126	(4)	14,640
Deposit insurance and regulatory fees	23,499	40	16,736	41	11,872
Other real estate expense, net	(3,804)	(239)	2,740	(1)	2,758
Advertising	10,938	(2)	11,211	29	8,702
Ad valorem and franchise taxes	8,741	(17)	10,498	—	10,492
Printing and supplies	4,422	(9)	4,851	13	4,310
Insurance expense	3,275	(6)	3,482	(11)	3,919
Travel	4,268	(20)	5,329	31	4,057
Entertainment and contributions	7,122	6	6,723	17	5,762
Tax credit investment amortization	4,263	(50)	8,513	(3)	8,817
Other expense	29,036	54	18,861	(10)	20,980
Total noninterest expense (excluding nonoperating expense)	607,337	1	603,414	4	580,980
Nonoperating expense	4,978	(69)	16,241	(37)	25,686
Total noninterest expense	$612,315	(1)%	$619,655	2%	$606,666

Total personnel expense was up $7.6 million, or 2%, in 2016 compared to 2015 due mainly to an increase in bonus and other incentive compensation related, in part, to the Company achieving its overall corporate objectives for 2016.

Total occupancy and equipment expenses decreased $5.3 million, or 9%, in 2016 compared to 2015. This decrease was attributable to a number of cost control measures implemented during the past eighteen months, including eliminating excess space through consolidation of certain back office areas and revamping our property insurance coverage.

Data processing expense in 2016 was up $3.1 million, or 6%, from 2015, primarily related to debit and credit card processing activity, as well as the outside processing costs related to new products brought on-line within the past 18 months to support the Company’s revenue initiatives.

Professional services expense increased $1.1 million, or 4%, from 2015, primarily due to consulting and other professional fees related to the implementation of revenue initiatives. Deposit insurance and regulatory fees increased $6.8 million, or 40%, mainly due to asset growth and increases in criticized assets. Ad valorem and franchise taxes were down $1.8 million, or 17%, to $8.7 million in 2016.

Amortization of intangibles in 2016 totaled $19.8 million, a $4.4 million, or 18%, decrease from 2015.  The Trade Name intangible related to the Whitney Holding Company acquisition was fully amortized in 2015, saving $2.4 million in 2016.

Other real estate expense for 2016 was a net credit of $3.8 million compared to net expense of $2.7 million in 2015. Excluding the $5.3 million credit related to an asset disposition mentioned above, ORE expense was down $1.2 million from 2015, as the Company’s average balance of ORE decreased $18.1 million, or 46%, in 2016 compared to 2015.

Other expenses increased $10.2 million, or 54%, to $29.0 million in 2016. The major components of this increase were a $4.0 million expense related to an early contract termination; $3.7 million in flood-related expenses associated with major flooding that impacted the Baton Rouge, Louisiana metropolitan area during August 2016; and a $1.4 million increase in fraud and other branch-related losses.

Nonoperating expenses decreased $11.3 million, or 69%, from 2015. The decline was due to expense reductions related to the Company’s expense and efficiency initiatives. Nonoperating expenses included such items as lease buy-outs, branch and equipment disposition costs and severance packages from the branch rationalization project, settlement of an FDIC assessment related to loss claim reimbursement amounts, early termination fees on repurchase obligations, and severance costs associated with organizational restructuring.  The components of nonoperating expense are presented in the table below.

TABLE 5. Nonoperating Expense

(in thousands)	2016	2015	2014
Total personnel expense	$3,975	$1,421	$7,794
Net occupancy expense	—	54	120
Equipment expense	—	13	91
Data processing expense	—	106	90
Professional services expense	181	11,911	7,466
Telecommunications and postage	—	1	36
Other real estate expense, net	323	—	—
Advertising	—	14	235
Printing and supplies	—	—	240
Travel	—	2	9
Other expense	499	2,719	9,605
Total nonoperating expense	$4,978	$16,241	$25,686

2015 compared to 2014

Noninterest expense for 2015 totaled $620 million, up $13.0 million, or 2%, compared to 2014. Excluding nonoperating expenses, noninterest expense increased $22.4 million, or 4%, to $603 million in 2015. The largest components of this increase were personnel, data processing, advertising, regulatory, and professional services expense. The increases in these categories were mainly attributable to supporting the revenue and deposit growth initiatives implemented during 2014 and 2015.

During 2014 and 2015, management shifted its strategy regarding expenses. From the time of its acquisition of Whitney in 2011 through 2013, the Company implemented a number of initiatives aimed primarily at expense reductions through improving the Company’s infrastructure, streamlining its operation and generally improving its operating efficiency. These strategic initiatives included, among other items, a branch rationalization program that resulted in closing or selling over 50 branches during 2013 and 2014, a bank charter consolidation, selling certain insurance business lines, increasing automation through enhancing systems, and restructuring various support units within the organization to enhance operating efficiency. These initiatives resulted in a $59 million reduction in operating expenses during 2014 compared to 2013. Although the Company continues to work to improve its efficiencies, management implemented a number of initiatives beginning in the last half of 2014 and throughout 2015 aimed at growing revenue and increasing core deposits.    These included hiring additional middle market lenders in growing markets, enhancing our product offering in areas such as equipment and lease financing, card services and private banking, opening new branches designed specifically to attract new commercial customers and tailoring our marketing efforts to grow core business lines. As a result, the Company’s 2015 net revenue, excluding purchase accounting adjustments, increased $33.4 million, or 4%, compared to 2014, while operating expenses in personnel, data processing, advertising, and professional services in 2015 increased moderately.

Total personnel expense was up $11.6 million, or 4%, in 2015 compared to 2014 due to both staff increases and merit raises. The number of full-time equivalent employees grew by 127 in 2015 mostly due to the Company’s revenue initiatives. Employee benefits expense was up $3.5 million, or 7%. The most significant factors contributing to this increase were a $1.3 million increase in retirement-related expense and a $0.6 million increase in employee relocation expense.

Data processing expense was up $4.2 million, or 8%, primarily related to a $1.2 million increase in debit and credit card processing activity and a $2.5 million increase in computer processing charges representing the full year impact of infrastructure and delivery channel improvements made during 2014.

Professional services expense increased $2.5 million, or 10%, from 2014, primarily due to a $4.4 million increase in consulting fees related to revenue initiatives. Advertising expense increased $2.5 million, or 29%, in 2015 compared to 2014 as the Company launched a number of marketing campaigns specifically designed to target revenue and deposit growth.    Deposit insurance and regulatory fees increased $4.9 million, or 41%, from 2014 primarily due to higher premiums resulting from asset growth and credit deterioration.

Nonoperating expenses decreased $9.4 million, or 37%, in 2015, from 2014. These reductions were primarily related to implementing the Company’s expense and efficiency initiative in 2014.

Income Taxes

The Company recorded income tax expense at an effective rate of 20.1% in 2016, 22.6% in 2015 and 27.4% in 2014. Management expects the effective tax rate for 2017 to be in the range of 25.0% to 27.0%. The lower effective tax rates in 2015 and 2016 were due, in part, to lower pre-tax income driven by elevated provisions for loan losses related to the energy sector.  Hancock’s effective tax rates have varied from the 35% federal statutory rate primarily because of tax-exempt income and tax credits.  Interest income on bonds issued by or loans to state and municipal governments and authorities, and earnings from the BOLI program are the major components of tax-exempt income.  The Company’s increase in its municipal securities and loan portfolio had a significant impact on the Company’s income tax expense for 2016.  The decrease to income tax expense from tax-exempt interest income was $14.5 million for 2016 compared to $7.8 million and $6.3 million for 2015 and 2014, respectively.

The main source of tax credits has been investments in tax-advantaged securities and tax credit projects. These investments are made primarily in the markets the Company serves and are directed at tax credits issued under the Qualified Zone Academy Bonds (QZAB), Qualified School Construction Bonds (QSCB), as well as Federal and State New Market Tax Credit (NMTC) and Low-Income Housing Tax Credit (LIHTC) programs. The investments generate tax credits which reduce current and future taxes and are recognized when earned as a benefit in the provision for income taxes. Table 6 reconciles reported income tax expense to that computed at the statutory federal tax rate for each year in the three-year period ended December 31.

TABLE 6. Income Taxes

	Years Ended December 31,
(in thousands)	2016	2015	2014
Taxes computed at statutory rate	$65,423	$59,418	$84,766
Tax credits:
QZAB/QSCB	(2,756)	(2,983)	(3,171)
NMTC - Federal and State	(7,679)	(9,273)	(12,954)
LIHTC	24	(129)	(452)
Other tax credits	(107)	(110)	—
Total tax credits	(10,518)	(12,495)	(16,577)
State income taxes, net of federal income tax benefit	1,917	2,595	4,649
Tax-exempt interest	(14,497)	(7,849)	(6,301)
Bank owned life insurance	(4,833)	(3,798)	(3,554)
Goodwill reduction related to asset sale	—	—	1,112
Other, net	135	433	2,370
Income tax expense	$37,627	$38,304	$66,465

The Company has invested in NMTC projects through investments in its own CDE, as well as, other unrelated CDEs.  These investments will generate approximately $104 million in federal and state tax credits. Federal tax credits from NMTC investments are recognized over a seven-year period, while recognition of the benefits from state tax credits varies from three to five years.

The Company intends to continue making investments in tax credit projects and qualified bonds. However, its ability to access new credits will depend upon, among other factors, federal and state tax policies and the level of competition for such credits. Based only on tax credit investments that have been made to date, the Company expects to realize benefits from federal and state tax credits over the next three years totaling $9.3 million, $7.8 million and $5.6 million for 2017, 2018 and 2019, respectively.

At December 31, 2016, the Company’s deferred tax asset (net of state valuation allowance) was $104.4 million.  Several factors are considered in determining the recoverability of the deferred tax assets, such as the history of taxable earnings, reversal of taxable temporary differences, future taxable income and tax planning strategies.  Based on the Company’s review of these factors, we have established a $1.7 million valuation allowance for state net operating losses.

BALANCE SHEET ANALYSIS

Investment Securities

Our investment in securities was $5.0 billion at December 31, 2016, compared to $4.5 billion at December 31, 2015. The investment security portfolio is managed by ALCO to assist in the management of interest rate risk and liquidity while providing an acceptable rate of return to the Company.

Our securities portfolio consists mainly of commercial and residential mortgage-backed securities and CMOs that are issued or guaranteed by U.S. government agencies. We invest only in high quality securities of investment grade quality with a targeted duration, for the overall portfolio, generally between two and five years. At December 31, 2016, the average expected maturity of the portfolio was 5.79 years with an effective duration of 5.07 years and a weighted-average yield of 2.35%. At December 31, 2015, the average expected maturity of the portfolio was 4.90 years with an effective duration of 3.89 years and a weighted-average yield of 2.27%.  The 2016 increase in the portfolio’s expected maturity and effective duration compared to 2015 was mainly attributable to a $676 million increase in municipal securities with the majority having contractual maturities in excess of five years. These securities were purchased as part of the Company’s asset and liability management process.

There were no investments in securities of a single issuer, other than U.S. Treasury and U.S. government agency securities and mortgage-backed securities issued or guaranteed by U.S. government agencies, that exceeded 10% of stockholders’ equity. We do not invest in subprime or “Alt A” home mortgage-backed securities. Investments classified as available for sale are carried at fair value,  while held to maturity securities are carried at amortized cost. Unrealized holding gains (losses) on available for sale securities are excluded from net income and are recognized, net of tax, in other comprehensive income and in AOCI, a separate component of stockholders’ equity.

At December 31, 2016, the amortized cost of securities available for sale totaled $2.6 billion and securities held to maturity totaled $2.5 billion compared to $2.1 billion and $2.4 billion, respectively, at December 31, 2015.

The amortized cost of securities at December 31, 2016 and 2015 was as follows.

TABLE 7. Securities by Type

	December 31,
(in thousands)	2016	2015
Available for sale securities
U.S. Treasury and government agency securities	$56,751	$135
Municipal obligations	253,228	39,410
Residential mortgage-backed securities	1,620,191	1,750,168
Commercial mortgage-backed securities	425,750	—
CMOs	202,580	291,085
Corporate debt securities	3,500	3,500
Equity securities	—	2,447
	$2,562,000	$2,086,745
Held to maturity securities
U.S. Treasury and government agency securities	$50,000	$50,000
Municipal obligations	648,093	185,890
Residential mortgage-backed securities	862,162	1,014,135
Commercial mortgage-backed securities	75,739	—
CMOs	864,226	1,120,363
	$2,500,220	$2,370,388

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

The amortized cost, yield and fair value of debt securities at December 31, 2016, by final contractual maturity, were as follows.

TABLE 8. Debt Securities Maturities by Type

	Contractual Maturity
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total	Fair Value	Weighted Average Yield (te)	Expected Average Maturity Years
Available for sale
U.S. Treasury and government agency securities	$—	$39	$—	$56,712	$56,751	$54,828	2.20%	10.5
Municipal obligations	3,970	8,544	237,544	3,170	253,228	242,155	2.85%	8.7
Residential mortgage-backed securities	553	30,798	339,220	1,249,620	1,620,191	1,611,355	2.41%	5.2
Commercial mortgage-backed securities	—	—	415,563	10,187	425,750	402,591	2.29%	9.6
CMOs	—	—	—	202,580	202,580	202,479	2.16%	4.2
Other debt securities	—	3,500	—	—	3,500	3,500	2.10%	1.6
Total debt securities	$4,523	$42,881	$992,327	$1,522,269	$2,562,000	$2,516,908	2.41%	6.3
Fair Value	$4,536	$43,424	$964,119	$1,504,829	$2,516,908
Weighted Average Yield	2.21%	3.37%	2.53%	2.30%	2.41%

Held to maturity
U.S. Treasury and government agency securities	$—	$50,000	$—	$—	$50,000	$49,956	1.67%	3.1
Municipal obligations	6,727	85,187	540,528	15,651	648,093	630,065	3.21%	7.9
Residential mortgage-backed securities	—	—	12,615	849,547	862,162	863,423	1.85%	4.4
Commercial mortgage-backed securities	—	—	75,739	—	75,739	71,701	2.34%	9.7
CMOs	—	—	62,366	801,860	864,226	854,972	2.18%	3.9
Total debt securities	$6,727	$135,187	$691,248	$1,667,058	$2,500,220	$2,470,117	2.30%	5.3
Fair Value	$6,740	$136,268	$668,507	$1,658,602	$2,470,117
Weighted Average Yield	4.25%	3.24%	2.89%	2.00%	2.30%

Loan Portfolio

Total loans at December 31, 2016 were $16.8 billion, compared to $15.7 billion at December 31, 2015. The $1.0 billion, or 7%, increase was net of a $200 million decrease in the energy-related portfolio. The net loan growth was diversified across the footprint and in areas identified as part of the Company’s revenue-generating initiatives.

The presentation of loan disclosures has been modified from prior filings to eliminate segmentation of Acquired (2011 Whitney Holding Corporation transaction) and FDIC Acquired loans (2009 Peoples First Community Bank transaction) due to the significantly reduced size of these portfolios.  The revised presentation reflects purchased credit impaired (“PCI”) loan information in select tables.  PCI loans include the total FDIC Acquired portfolio and the portion of the Acquired portfolio deemed credit impaired at acquisition. In addition, the revised presentation includes further segmentation of the commercial real estate portfolio between owner occupied and income producing loans due to the significant differences in risk characteristics of these loans and to conform more closely to regulatory concentration segments and general industry practices.  All prior period information has been reclassified to conform to the current period presentation.

The composition of our loan portfolio consisted of the following.

TABLE 9. Loans Outstanding by Type

	December 31,
(in thousands)	2016	2015	2014	2013	2012
Total loans:
Commercial non-real estate	$7,613,917	$6,995,824	$6,044,060	$5,064,224	$4,433,288
Commercial real estate - owner occupied	1,906,821	1,859,469	1,722,140	1,509,664	1,607,702
Total commercial & industrial	9,520,738	8,855,293	7,766,200	6,573,888	6,040,990
Commercial real estate - income producing	2,013,890	1,553,082	1,421,908	1,533,177	1,315,392
Construction and land development	1,010,879	1,151,950	1,106,761	915,541	989,306
Residential mortgages	2,146,713	2,049,524	1,894,181	1,720,614	1,577,944
Consumer	2,059,931	2,093,465	1,706,226	1,581,597	1,654,170
Total loans	$16,752,151	$15,703,314	$13,895,276	$12,324,817	$11,577,802

The commercial and industrial (“C&I”) loan portfolio includes both commercial non-real estate and commercial real estate – owner occupied loans.  C&I loans totaled $9.5 billion, or 57% of the total loan portfolio, at December 31, 2016, and increased $666 million from December 31, 2015.  The growth, net of the $200 million decrease in the energy-related portfolio, was across the Company’s entire footprint and in most major lines including healthcare and specialty finance.

The Company’s commercial non-real estate customer base is diversified over a range of industries, including energy, wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, healthcare, financial and professional services, and agricultural production. Our commercial non-real estate lending is mainly to middle-market and smaller commercial entities, although we do participate in larger shared-credit loan facilities with businesses well known to the relationship officers and generally operating in the Company’s market areas. Shared credits funded at December 31, 2016 totaled approximately $2.2 billion, of which approximately $900 million were with energy customers. Commercial non-real estate loans totaled $7.6 billion at December 31, 2016 compared to $7.0 billion at December 31, 2015.

Commercial real estate – owner occupied loans are commercial real estate mortgage loans to operating businesses.  These loans are made for long-term financing of land and buildings and are essentially repaid by cash flow generated from business operations.  Commercial real-estate – owner occupied loans increased $47 million, or 3%, from December 31, 2015 and totaled $1.9 billion at December 31, 2016.

Although decreasing over the past two years, one of the largest concentrations in the C&I portfolio is loans to the energy sector.  Loans outstanding to energy-related industry customers totaled approximately $1.4 billion, or 8% of total loans, at December 31, 2016. This represents a decrease of approximately $200 million from December 31, 2015. Approximately $930 million, or 66%, of the energy portfolio is with customers who provide transportation and other onshore and offshore services and products to support exploration and production activities. The remaining $482 million, or 34%, of the portfolio is to customers engaged in oil and gas exploration and production, which is primarily supported by proved developed producing reserves. These customers are diversified across a number of basins in the U.S. and the Gulf of Mexico and by product line. Although energy-related loans are down $200 million over the past year, management continues to work with our energy-related customers to weather this difficult cycle.  We continue to make prudently underwritten loans to qualified energy-related companies, while reducing our overall concentration of energy-related credits by focusing loan growth efforts on other specifically targeted areas.

Commercial real estate – income producing loans totaled $2.0 billion at December 31, 2016, an increase of $461 million, or 30%, from December 31, 2015.  Construction and land development loans, totaled approximately $1.0 billion at December 31, 2016, compared to $1.2 billion at December 31, 2015.  The change in commercial real estate – income producing loans and construction and land development loans partially resulted from the transfer upon completion of a number of construction permanent loans from construction to commercial real estate – income producing.

Residential mortgages were up $97 million, or 5%, during 2016. The increase in mortgage loans is due to the Company’s desire to keep mortgage loans meeting certain criteria, such as private banking loans and one-time close construction loans, in its portfolio. Consumer loans totaled $2.1 million at December 31, 2016 and were relatively flat compared to December 31, 2015.  A $154 million decrease in the consumer indirect automobile portfolio was almost entirely offset by growth in the direct consumer and retail credit card portfolios.

The following tables provide detail of the more significant industry concentrations for our commercial and industrial loan portfolio, which is based on NAICS codes, and property type concentrations of our commercial real estate - income producing portfolios.

TABLE 10.  Commercial & Industrial Loans by Industry Concentration

	December 31,
	2016		2015
		Pct of		Pct of
($ in thousands)	Balance	Total	Balance	Total
Commercial & industrial loans:
Mining, Quarrying, and Oil and Gas Extraction (a)	$1,320,294	14%	$1,434,945	16%
Health Care and Social Assistance	1,010,135	11	933,842	11
Real Estate and Rental and Leasing	975,821	10	1,049,006	12
Public Administration	796,742	8	586,418	7
Manufacturing (a)	729,926	8	643,176	7
Retail Trade (a)	682,775	7	552,307	6
Finance and Insurance	507,339	5	427,321	5
Wholesale Trade (a)	486,940	5	507,729	6
Construction	478,926	5	427,147	5
Transportation and Warehousing (a)	468,377	5	426,766	5
Educational Services	421,035	4	395,396	4
Professional, Scientific, and Technical Services (a)	340,323	4	331,389	4
Other Services (except Public Administration)	308,802	3	293,003	3
Accommodation and Food Services	270,693	3	285,104	3
Other (a)	722,610	8	561,744	6
Total commercial & industrial loans	$9,520,738	100%	$8,855,293	100%

(a)

The Company’s energy-related lending portfolio includes certain balances within each of these selected industry categories as the definition is based on source of revenue.  The energy-related lending portfolio totaled $1.4 billion and $1.6 billion at December 31, 2016 and 2015, respectively.

TABLE 11.  Commercial Real Estate – Income Producing by Property Type Concentration

	December 31,
	2016		2015
		Pct of		Pct of
($ in thousands)	Balance	Total	Balance	Total
Commercial real estate - income producing loans:
Retail	$466,168	23%	$451,102	29%
Office	371,029	19	370,155	24
Multifamily	346,612	17	136,392	9
Industrial	289,482	14	253,060	16
Hotel/Motel	179,016	9	88,039	6
Other	361,583	18	254,334	16
Total commercial real estate - income producing loans	$2,013,890	100%	$1,553,082	100%

The following table shows average loans by category for each of the prior three years and the effective taxable-equivalent yield the percentage of total loans.

TABLE 12. Average Loans

	Years Ended December 31,
	2016			2015			2014
		Yield	Pct of		Yield	Pct of		Yield	Pct of
($ in thousands)	Balance	(te)	Total	Balance	(te)	Total	Balance	(te)	Total
Total loans:
Commercial & real estate loans	$11,959,204	3.83%	74%	$10,595,214	3.95%	73%	$9,508,100	4.52%	73%
Residential mortgages	2,044,718	4.06	13	1,960,420	4.14	14	1,791,859	4.61	14
Consumer	2,060,671	5.13	13	1,877,733	5.08	13	1,638,910	5.78	13
Total loans	$16,064,593	4.01%	100%	$14,433,367	4.13%	100%	$12,938,869	4.71%	100%

Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.

The following table sets forth, for the periods indicated, the approximate contractual maturity by type of the loan portfolio.

TABLE 13. Loan Maturities by Type

December 31, 2016	Maturity Range
(in thousands)	Within One Year	After One Through Five Years	After Five Years	Total
Total loans:
Commercial non-real estate	$2,203,280	$3,765,877	$1,644,760	$7,613,917
Commercial real estate - owner occupied	167,790	771,355	967,676	1,906,821
Total commercial & industrial	2,371,070	4,537,232	2,612,436	9,520,738
Commercial real estate - income producing	418,679	1,063,357	531,854	2,013,890
Construction and land development	449,771	397,047	164,061	1,010,879
Residential mortgages	100,568	38,880	2,007,265	2,146,713
Consumer	135,105	839,647	1,085,179	2,059,931
Total loans	$3,475,193	$6,876,163	$6,400,795	$16,752,151

The sensitivity to interest rate changes for the portion of our loan portfolio that matures after one year is shown below.

TABLE 14. Loan Sensitivity to Changes in Interest Rates

	December 31, 2016
(in thousands)	Fixed rate	Floating rate	Total
Total loans:
Commercial non-real estate	$2,496,574	$2,914,063	$5,410,637
Commercial real estate - owner occupied	1,232,352	506,679	1,739,031
Total commercial & industrial	3,728,926	3,420,742	7,149,668
Commercial real estate - income producing	771,382	823,829	1,595,211
Construction and land development	198,430	362,678	561,108
Residential mortgages	1,258,589	787,556	2,046,145
Consumer	851,353	1,073,473	1,924,826
Total loans	$6,808,680	$6,468,278	$13,276,958

Nonperforming Assets

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, troubled debt restructurings and other real estate owned (ORE) and foreclosed assets. Loans past due 90 days or more and still accruing are also disclosed.

TABLE 15. Nonperforming Assets

	December 31.
(in thousands)	2016	2015	2014	2013	2012
Loans accounted for on a nonaccrual basis: (a)
Commercial non-real estate loans	$170,703	$83,677	$14,248	$8,705	$21,511
Commercial non-real estate loans - restructured	78,334	5,066	1,263	4,654	1,756
Total commercial non-real estate loans	249,037	88,743	15,511	13,359	23,267
Commercial real estate - owner occupied	13,433	8,841	13,589	14,794	21,031
Commercial real estate - owner occupied - restructured	981	1,160	1,911	2,321	725
Total commercial real estate - owner occupied loans	14,414	10,001	15,500	17,115	21,756
Commercial real estate - income producing loans	13,147	10,225	12,428	22,575	25,938
Commercial real estate - income producing loans - restructured	807	590	691	770	325
Total commercial real estate - income producing loans	13,954	10,815	13,119	23,345	26,263
Construction and land development loans	3,651	15,993	5,187	8,770	29,623
Construction and land development loans - restructured	898	1,301	2,378	7,930	11,608
Total construction and land development loans	4,549	17,294	7,565	16,700	41,231
Residential mortgage loans	22,815	23,082	21,348	22,255	17,285
Residential mortgage loans - restructured	851	717	746	—	1,364
Total residential mortgage loans	23,666	23,799	22,094	22,255	18,649
Consumer loans	12,350	9,061	5,748	6,912	6,449
Total nonaccrual loans	$317,970	$159,713	$79,537	$99,686	$137,615
Restructured loans - still accruing:
Commercial non-real estate loans	$32,887	$—	$424	$2,323	$6,722
Commercial real estate loans - owner occupied	493	1,638	2,116	1,944	1,265
Commercial real estate loans - income producing	5,939	2,473	1,464	1,200	1,665
Construction and land development loans	—	20	4,905	3,298	6,236
Residential mortgage loans	259	106	54	507	549
Consumer loans	240	60	8	—	—
Total restructured loans - still accruing	39,818	4,297	8,971	9,272	16,437
Total nonperforming loans	357,788	164,010	88,508	108,958	154,052
ORE and foreclosed assets	18,943	27,133	59,569	76,979	102,072
Total nonperforming assets (b)	$376,731	$191,143	$148,077	$185,937	$256,124
Loans 90 days past due still accruing	$3,039	$7,653	$4,825	$10,387	$13,244
Total restructured loans	$121,689	$13,131	$15,960	$24,947	$32,215
Ratios:
Nonperforming assets to loans plus ORE and foreclosed assets	2.25%	1.22%	1.06%	1.50%	2.19%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	63.58%	105.54%	137.96%	111.97%	81.40%
Loans 90 days past due still accruing to loans	0.02%	0.05%	0.03%	0.08%	0.11%

(a)

Nonaccrual loans and accruing loans past due 90 days or more do not include acquired credit-impaired loans which were written down to fair value upon acquisition and accrete interest income the remaining life of the loan.

(b)	Includes total nonaccrual loans, total restructured loans—still accruing and ORE and foreclosed assets.

Nonperforming assets, including nonaccrual loans, troubled debt restructurings (“TDRs”) and ORE, totaled $376.7 million at December 31, 2016, compared to $191.1 million at December 31, 2015. The net increase in nonperforming loans was mainly due to energy-related loans.  Nonperforming energy loans totaled $239 million at December 31, 2016 compared to $70 million at December 31, 2015.  The $169 million year-over-year increase impacted both the exploration and production (“E&P”) and energy support segments with E&P nonperforming loans up $68 million to $79 million and energy support service loans up $101 million to $160 million. Nonperforming assets as a percentage of total loans, ORE and foreclosed assets was 2.25% at December 31, 2016, compared to 1.22% at December 31, 2015.

Nonaccrual loans were $318.0 million at December 31, 2016, an increase of $158.3 million from December 31, 2015. The majority of this increase occurred in commercial non-real estate loans, where energy-related nonaccruals increased $133 million during 2016.

Loans modified in TDRs totaled $121.7 million at December 31, 2016 compared to $13.1 million at December 31, 2015. These totals included $81.9 million and $8.8 million, respectively, of loans reported in nonaccrual loans. TDRs arise when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and, consequently, a modification that would otherwise not be considered is granted to the borrower. Certain loans modified in a TDR may continue to accrue interest, depending on the individual facts and circumstances of the borrower. The $36 million increase in accruing TDRs between December 31, 2015 and December 31, 2016 is mainly attributable to two large support service energy-related loans.

ORE and foreclosed assets decreased a net $8.2 million during 2016 totaling $18.9 million at December 31, 2016.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents management’s estimate of probable credit losses inherent in the loan and lease portfolios at period end.  The Company determines its allowance in accordance with applicable accounting literature as well as regulatory guidance related to receivables and contingencies.  Management, with Board of Directors oversight, is responsible for ensuring the adequacy of the allowance. The allowance is evaluated for adequacy on at least a quarterly basis. For a discussion of this process, see Note 1 to the consolidated financial statements located in “Item 8. Financial Statements and Supplementary Data.”

At December 31, 2016, the allowance for loan losses was $229.4 million compared to $181.2 million at December 31, 2015. The increase in the allowance for loan losses was primarily related to the increase in criticized and nonperforming loans in the energy portfolio. The allowance for loan losses related to the energy portfolio increased $28.3 million to $106.5 million at December 31, 2016, or 7.5% of energy loans outstanding.

The Company’s balance of criticized commercial loans totaled $1.27 billion at December 31, 2016, compared to $761 million at December 31, 2015. Criticized loans are defined as those having potential weaknesses that deserve management’s close attention (risk-rated special mention, substandard and doubtful), including both accruing and nonaccruing loans. Approximately $437 million, or 86%, of the $507 million increase was from energy-related credits. As of December 31, 2016, criticized loans in the energy portfolio were $889 million, or approximately 63% of the energy portfolio. A December 31, 2016, energy-related loans delinquent for more than 30 days, including accrual and nonaccrual loans, totaled $46 million, or 3%, of the energy portfolio.

After falling precipitously from July 2014 through the first quarter of 2016, WTI Crude Oil and other energy commodity prices reflected signs of recovery and stabilization during the second half of 2016. This stabilization in commodity prices has led to an increase in U.S drilling activity, though still significantly down from 2014 levels. It has also led to a stabilization of the Company’s criticized energy loans in the fourth quarter of 2016. Despite the increased drilling activity and the stabilization of criticized loans in the energy portfolio, management still expects a recovery lag in our energy service and support credit portfolio.  Reserve-based lending credits are beginning to show signs of improvement, and we expect land-based services and non-drilling services in the Gulf of Mexico to follow.  Management expects improving performance in the reserve-based lending portfolio in 2017, possibly leading to risk rating upgrades in that portfolio during the second half of 2017.

During 2016, the Company recorded net charge-offs of $38 million on energy-related credits.  Energy-related charge-offs to date for the current cycle (November 2014 – December 2016) totaled approximately $42 million.  Based upon information available today, management continues to believe that net charge-offs from the energy-related credits will approximate $65 to $95 million over the duration of the cycle.

Management continues to closely monitor our consumer and commercial real estate portfolios in our local energy-dependent markets. Although the Company has not experienced any significant issues in these portfolios, we could experience some credit degradation, particularly in the consumer portfolio, which may require an increase in our allowance for loan losses.

The following table provides a breakout of the Company’s allowance for loan losses for the energy portfolio, allocated by sector at December 31, 2016.

Table 16.  Energy Allowance for Loan Losses by Sector

(in millions)	Outstanding Balance	Allowance for Loan and Lease Losses	Allowance for Loan and Lease Losses as a % of Loans
Upstream (reserve-based lending)	$482	$20.9	4.34%
Midstream	77	2.2	2.91%
Support - drilling	156	15.4	9.90%
Support - nondrilling	697	68.0	9.75%
Total	$1,412	$106.5	7.54%

The ratio of the allowance for loan losses as a percentage of period-end loans was 1.37% at December 31, 2016, compared to 1.15% at December 31, 2015. The allowance maintained on the non-purchased credit impaired portion of the loan portfolio totaled $211.1 million, or 1.27% of related loans, at December 31, 2016, compared to $158.1 million, or 1.02%, at December 31, 2015.

The Company recorded a total provision for loan losses during 2016 of $110.7 million, compared to $73.0 million in 2015. The increase in the provision was mainly from a $66.3 million provision related to the energy portfolio.

Net charge-offs from the non-purchased credit impaired loan portfolio during 2016 were $59.1 million, or 0.37%, of average total loans. This compares to net non-purchased credit impaired charge-offs of $16.2 million, or 0.11% of average total loans, for the year ended December 31, 2015. Net charge-offs on the purchased credit impaired portfolio was a credit of $0.6 million in 2016 compared to net charge-offs of $1.6 million in 2015.

The following table sets forth activity in the allowance for loan losses for the periods indicated.  In the following tables, certain disaggregated information was not available for 2012 for the commercial non-real estate, construction and land development, commercial real estate – owner occupied, and commercial real estate – income producing.  In these instances, combined information for these categories is provided under the caption “commercial loans.”

TABLE 17. Summary of Activity in the Allowance for Loan Losses

	December 31,
(in thousands)	2016	2015	2014	2013	2012
Allowance for loan losses at beginning of period	$181,179	$128,762	$133,626	$136,171	$124,881
Loans charged-off:
Non-Purchased credit impaired loans: (a)
Commercial non real estate	42,620	6,934	6,813	6,671
Commercial real estate - owner occupied	1,819	1,002	2,334	3,818
Total commercial & industrial	44,439	7,936	9,147	10,489
Commercial real estate - income producing	346	480	1,245	1,707
Construction and land development	964	2,424	4,770	10,312
Total Commercial	45,749	10,840	15,162	22,508	42,277
Residential mortgages	1,040	1,635	2,285	2,297	6,275
Consumer	26,099	16,688	14,055	18,094	16,208
Total non-purchased credit impaired charge-offs	72,888	29,163	31,502	42,899	64,760
Purchased credit impaired loans:
Commercial non real estate	—	1,427	221	1,071
Commercial real estate - owner occupied	28	390	2,960	2,442
Total commercial & industrial	28	1,817	3,181	3,513
Commercial real estate - income producing	1	2,353	2,390	1,972
Construction and land development	18	410	148	1,244
Total commercial	47	4,580	5,719	6,729	29,947
Residential mortgages	323	772	1,008	1,532	—
Consumer	8	143	1,270	1,250	1,094
Total charge-offs	73,266	34,658	39,499	52,410	95,801
Recoveries of loans previously charged-off:
Non-Purchased credit impaired loans:
Commercial non real estate	3,969	3,342	3,047	5,790
Commercial real estate - owner occupied	480	1,663	1,064	1,461
Total commercial & industrial	4,449	5,005	4,111	7,251
Commercial real estate - income producing	989	742	614	1,898
Construction and land development	1,725	2,179	4,000	1,676
Total commercial	7,163	7,926	8,725	10,825	5,375
Residential mortgages	859	687	644	1,936	324
Consumer	5,809	4,338	5,014	5,829	4,030
Total non-Purchased credit impaired recoveries	13,831	12,951	14,383	18,590	9,729
Purchased credit impaired loans:
Commercial non real estate	115	1,704	485	90
Commercial real estate - owner occupied	269	971	441	6,158
Total commercial & industrial	384	2,675	926	6,248
Commercial real estate - income producing	2	21	1,000	—
Construction and land development	361	910	3,138	735
Total commercial	747	3,606	5,064	6,983	4,894
Residential mortgages	36	84	1	13	—
Consumer	189	196	431	160	78
Total purchased credit impaired recoveries	972	3,886	5,496	7,156	4,972
Total recoveries	14,803	16,837	19,879	25,746	14,701
Net charge-offs - non-purchased credit impaired loans	59,057	16,212	17,119	24,309	55,031
Net charge-offs - purchased credit impaired loans	(594)	1,609	2,501	2,355	26,069
Total net charge-offs	58,463	17,821	19,620	26,664	81,100
Provision for loan losses before FDIC benefit - purchased credit impaired loans	(5,361)	(5,855)	(20,010)	(1,160)	41,021
Benefit attributable to FDIC loss share agreement	3,957	2,800	19,084	8,615	(38,198)
Provision for loan losses non-purchased credit impaired loans	112,063	76,093	34,766	25,279	51,369
Provision for loan losses, net	110,659	73,038	33,840	32,734	54,192
(Decrease) increase in FDIC loss share receivable	(3,957)	(2,800)	(19,084)	(8,615)	38,198
Allowance for loan losses at end of period	$229,418	$181,179	$128,762	$133,626	$136,171
Ratios:
Gross charge-offs - non-purchased credit impaired to average loans	0.45%	0.20%	0.24%	0.37%	0.57%
Recoveries - non-purchased credit impaired to average loans	0.09%	0.09%	0.11%	0.16%	0.09%
Net charge-offs - non-purchased credit impaired to average loans	0.37%	0.11%	0.13%	0.21%	0.49%
Allowance for loan losses to period-end loans	1.37%	1.15%	0.93%	1.08%	1.18%

(a)	Non-purchased credit impaired loans includes originated and acquired loans.

An allocation of the loan loss allowance by major loan category is set forth in the following table. The increase in the allowance for commercial non-real estate loans is primarily attributable to the energy-related portfolio discussed above. The changes in the allowance allocated to the residential mortgage and consumer categories in 2012 and 2013 reflect mainly changes in the estimate of impairment on pools of purchased credit impaired loans within these categories.

TABLE 18. Allocation of Allowance for Loan Losses by Category

	December 31,
	2016		2015		2014		2013		2012
($ in thousands)	Allowance for Loan Losses	% of Total Allowance	Allowance for Loan Losses	% of Total Allowance	Allowance for Loan Losses	% of Total Allowance	Allowance for Loan Losses	% of Total Allowance	Allowance for Loan Losses	% of Total Allowance
Total loans:
Commercial	$—	—	$—	—	$—	—	$—	—	$77,969	72
Commercial non-real estate	147,052	64	109,428	60	51,169	40	37,017	28
Commercial real estate - owner occupied	11,083	5	9,858	6	13,536	10	18,973	14
Total commercial & industrial	158,135	69	119,286	66	64,705	50	55,990	42
Commercial real estate - income producing	13,509	6	6,041	3	7,546	6	12,639	9
Construction and land development	6,271	3	5,642	3	6,421	5	8,845	7
Total commercial	177,915	78	130,969	72	78,672	61	77,474	58	77,969	72
Residential mortgages	25,361	11	25,353	14	28,660	22	34,881	26	39,080	14
Consumer	26,142	11	24,857	14	21,430	17	21,271	16	19,122	14
Total loans	$229,418	100	$181,179	100	$128,762	100	$133,626	100	$136,171	100

Short-Term Investments

Short-term liquidity investments, including interest-bearing bank deposits and federal funds sold, decreased $487 million from December 31, 2015 to a total of $78 million at December 31, 2016. Average short-term investments for 2016 totaled $380 million, a $133 million, or 26% decrease from 2015. While maintaining sufficient liquidity, the Company more proactively managed these balances in 2016 by shifting a portion to higher-yielding investment securities. The decreases occurred in interest-bearing bank deposits. Short-term liquidity assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors. See the Liquidity section for further discussion regarding the Company’s liquidity management process.

Deposits

Total deposits at December 31, 2016 were $19.4 billion, up $1.1 billion, or 6%, from December 31, 2015 with increases in several categories as the Bank continued the deposit growth initiatives implemented in the second quarter of 2014. Average total deposits in 2016 of $18.7 billion were up $1.5 billion, or 9%, over 2015.  The Company was able to fund its 2016 loan growth entirely with deposit growth. In the fourth quarter of 2015, the Company redesigned its deposit product offerings, resulting in a transfer of approximately $1.2 billion of balances from low-rate interest-bearing transaction accounts to noninterest-bearing demand deposits. The Company’s product offering changes included a new suite of consumer products designed specifically to meet the changing needs of our customers. The new noninterest-bearing accounts include enhanced features such as identity theft protection, credit file monitoring and more customer-friendly pricing based upon relationship balances and direct deposit activity. To date, there has not been any significant attrition from the transferred accounts as management believes that customers judged that the additional benefits provided in the new product suite offset the interest foregone from these traditionally low-yielding products.

As of December 31, 2016 noninterest-bearing deposits totaled $7.7 billion, a $382 million, or 5%, increase over 2015.  The proportion of noninterest-bearing deposits in the overall deposit mix was 39.4% at year-end 2016 compared to 39.7% at the end of 2015.

Interest-bearing transaction and savings deposits totaled $6.9 billion at December 31, 2016 compared to $6.8 billion at December 31, 2015. The $143 million, or 2%, increase in interest–bearing transaction and savings deposits included a $130 million increase in savings accounts and $220 million increase in consumer money market accounts partially offset by a decrease in commercial money market deposit accounts.

Interest-bearing public fund deposits at December 31, 2016 increased $310 million, or 14%, compared to December 31, 2015. Year-end public fund account balances are subject to annual fluctuations dependent upon a number of factors, including the timing of tax collections. Seasonal cash inflows from public entities in the fourth quarter of each year typically results in higher balances than at other times during the year with subsequent reductions beginning in the first quarter of the following year.

Time deposits at December 31, 2016 increased $241 million, or 12%, from December 31, 2015. This increase was due to a $304 million increase in brokered CDs.  The Company uses brokered deposits as a funding source subject to strict parameters regarding the amount, interest rate and maturity.

Table 19 shows average balances and weighted-average rates paid on deposits for each year in the three-year period ended December 31, 2016 as well as the percentage of total deposits for each category. Table 20 shows the maturities of time certificates of deposits greater than $250,000 at December 31, 2016.

TABLE 19. Average Deposits

	2016			2015			2014
($ in millions)	Balance	Rate	Mix	Balance	Rate	Mix	Balance	Rate	Mix
Interest-bearing deposits:
Interest-bearing transaction deposits	$2,960.9	0.26%	15.9%	$3,454.2	0.14%	20.2%	$3,297.6	0.12%	21.4%
Money market deposits	4,245.9	0.44	22.8	3,529.2	0.36	20.6	2,676.6	0.22	17.4
Savings deposits	1,642.4	0.01	8.8	1,572.7	0.01	9.2	1,619.0	0.02	10.5
Overnight treasury management deposits	—	—	—	317.3	0.24	1.9	417.0	0.27	2.7
Time deposits (including Public Funds)	2,574.9	0.85	13.8	2,056.2	0.74	12.0	1,748.0	0.68	11.4
Total interest-bearing deposits	11,424.1	0.43%	61.2	10,929.6	0.31%	63.8	9,758.2	0.24%	63.4
Noninterest bearing demand deposits	7,232.2		38.8	6,195.2		36.2	5,641.8		36.6
Total deposits	$18,656.3		100.0%	$17,124.8		100.0%	$15,400.0		100.0%

TABLE 20. Maturity of Time Certificates of Deposit greater than or equal to $250,000*

December 31,
(in thousands)	2016
Three months	$202,670
Over three months through six months	61,958
Over six months through one year	245,998
Over one year	112,142
Total	$622,768

*     Includes public fund time deposits

Short-Term Borrowings

Table 21 shows balances for each of the past three years of short-term borrowings, which consist of federal funds purchased, securities sold under agreements to repurchase and borrowings from the FHLB. Customer repurchase agreements are a significant source of such borrowings in each year. These agreements are offered mainly to commercial customers to assist them with their ongoing cash management strategies or to provide a temporary investment vehicle for their excess liquidity pending redeployment for corporate or investment purposes. While customer repurchase agreements provide a recurring source of funds to the Bank, the amounts available over time can be volatile.

The $865 million of FHLB borrowings at December 31, 2016 consist of three $225 million and one $190 million variable-rate term notes, two maturing in 2017 and two maturing in 2020. These notes re-price monthly and may be re-paid at the Company’s option, either in whole or in-part, on any monthly re-pricing date subject to a two week advanced notice requirement. All other FHLB borrowings held had stated maturities of three months or less.

The weighted-average interest rate paid on securities sold under agreements to repurchase decreased 24 bps from 0.27% in 2014 to 0.03% in 2015. This decrease is primarily attributable to the June 2014 early redemption of $115 million in fixed rate repurchase obligations with an average interest rate of 3.43%. The early redemption reduced borrowing costs by approximately $3.9 million in 2015.

TABLE 21. Short-Term Borrowings

	Years Ended December 31,
($ in thousands)	2016	2015	2014
Federal funds purchased:
Amount outstanding at period-end	$2,275	$10,100	$12,000
Average amount outstanding during period	14,052	15,992	12,196
Maximum amount at any month-end during period	59,475	13,675	12,000
Weighted-average interest at period-end	0.38%	0.13%	0.13%
Weighted-average interest rate during period	0.50%	0.26%	0.25%
Securities sold under agreements to repurchase:
Amount outstanding at period-end	$358,131	$513,544	$624,573
Average amount outstanding during period	454,571	539,169	688,704
Maximum amount at any month-end during period	579,099	609,671	816,617
Weighted-average interest at period-end	0.04%	0.03%	0.03%
Weighted-average interest rate during period	0.03%	0.03%	0.27%
FHLB borrowings:
Amount outstanding at period-end	$865,000	$900,000	$515,000
Average amount outstanding during period	943,570	469,973	304,781
Maximum amount at any month-end during period	1,175,000	900,000	565,000
Weighted-average interest at period-end	0.54%	0.32%	0.12%
Weighted-average interest rate during period	0.41%	0.18%	0.15%

Long-Term Debt

As of December 31, 2016, long-term debt totaled $436 million, down almost $54 million from year-end 2015.  The decrease was primarily due to principal payments on the term note payable, maturing December 2018, and reductions related to the Bank’s tax credit fund activities.

In the first quarter of 2015, the Company issued $150 million of 30-year subordinated debt at a fixed rate of 5.95%. The majority of the proceeds were used to complete a stock repurchase program approved in 2014 with the remainder used for general corporate purchases. Subject to prior approval by the Federal Reserve, the Company may redeem the notes in whole or in part on any interest payment date on or after June 15, 2020. This debt qualifies as Tier 2 capital in the calculation of certain regulatory capital ratios.

The Company has $95.5 million in subordinated notes payable maturing April 2017.  The notes accrue interest at a rate of 5.875% per annum and ceased qualifying as Tier 2 capital in the calculation of certain regulatory capital ratios in April 2016.  Based on current information available, management expects to fund the repayment of these notes from either short-term liquid assets or FHLB borrowings.

The Company also entered into a 3-year senior unsecured single draw term-note facility totaling $125 million in December 2015. This facility bears interest based on LIBOR plus 1.50% per annum and requires quarterly principal payments of $4.5 million. The remaining principal balance as of December 31, 2016 was $107 million. The borrowing may be prepaid in whole or in part at any time prior to the December 18, 2018 maturity date without premium or penalty, subject to reimbursement of certain lenders’ costs. The proceeds from this facility were used to repay the remaining $123 million balance of the term note payable that matured in December 2015.

“Item 8. Financial Statements and Supplementary Data—Note 8” provides further discussion on long-term debt.

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

Commitments to extend credit totaled $5.9 billion at December 31, 2016, of which $688 million represents commitments to extend credit to energy-related companies.  These commitments include revolving commercial credit lines, non-revolving loan commitments issued mainly to finance the acquisition and development of construction of real property or equipment, and credit card and personal credit lines. The availability of funds under commercial credit lines and loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract, which may include the maintenance of sufficient collateral coverage levels, payment and financial performance, and compliance with other contractual conditions. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Credit card and personal credit lines are generally subject to adjustment or cancellation if the borrower’s credit quality deteriorates. A number of commercial and personal credit lines are used only partially or, in some cases, not at all before they expire, and the total commitment amounts do not necessarily represent future cash requirements of the Company.

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

The following table shows the commitments to extend credit and letters of credit at December 31, 2016 and 2015 according to expiration date.

TABLE 22. Loan Commitments and Letters of Credit

		Expiration Date
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
December 31, 2016
Commitments to extend credit	$5,878,290	$2,647,413	$1,463,388	$958,518	$808,971
Letters of credit	338,014	240,669	81,183	16,162	—
Total	$6,216,304	$2,888,082	$1,544,571	$974,680	$808,971

		Expiration Date
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
December 31, 2015
Commitments to extend credit	$5,937,701	$2,763,727	$1,229,194	$1,252,254	$692,526
Letters of credit	375,227	216,198	127,362	31,106	561
Total	$6,312,928	$2,979,925	$1,356,556	$1,283,360	$693,087

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

•	Credit risk arises from the potential that a borrower or counterparty will fail to perform on an obligation.
•	Market risk is a financial institution’s condition resulting from adverse movements in market rates or prices, such as interest rates, foreign exchange rates, or equity prices.
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

•

Board risk committees. The Company’s Board of Directors has established a Board Risk Committee and Credit Risk Management Subcommittee to oversee the effective establishment of a risk governance framework, provide for an independent Credit Review assurance function, ensure the overall corporate risk profile is within its risk appetite, and direct changes or make recommendations to the Board of Directors when determined necessary. Additionally, the Board of Directors has established an Audit Committee to provide independent oversight on the effectiveness of these matters and the Company’s internal control environment. The Board Risk Committee is chaired by an independent director who meets the risk management qualifications outlined in the Dodd-Frank Act.

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

Risk Leadership and Organization

The risk management function of the Company, which includes the Chief Risk Officer, is led by the President of Whitney Bank. The Chief Risk Officer provides overall vision, direction and leadership regarding our enterprise risk management program. The Chief Risk Officer exercises independent judgment and reporting of risk through a direct working relationship with the Board Risk Committee, and the Chief Credit Risk Officer has the same role with the Credit Risk Management Subcommittee. The functional areas reporting to the Chief Risk Officer are the enterprise risk management program office, operational risk management, model validation, loan review, regulatory relations, legal, corporate insurance and the enterprise-wide compliance program. The Chief Risk Officer also works closely with the Chief Internal Auditor to provide assurance to the Board and senior management regarding risk management controls and their effectiveness. The Chief Internal Auditor reports to the Board’s Audit Committee to assure independence of the internal audit function. Other risk management functions reporting to the President include the Chief Credit Officer, Chief Credit Risk Officer, and Bank Secrecy Act (BSA) Officer.

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

Approximately 8% of the Bank’s loan portfolio consists of commercial non-real estate loans to the energy and energy-related sectors. These energy-based loans are actively reviewed, reported and managed. This level of lending to the energy sector is expected given our footprint and is an area of specialization and core competency of our organization. Managing collateral is an essential component of managing the Bank’s energy-related credit risk exposure. Collateral valuations are obtained at the time of origination, and updated if it is determined that the collateral value has deteriorated or if the loan is deemed to be a problem loan. In light of the current pressure on the energy sector, we continue to manage and reduce our exposure, improve our cross industry diversification, and proactively manage potential impacts to earnings.

The Bank monitors our levels of real estate loans throughout the year, and currently does not have a commercial real estate concentration, as defined by interagency guidelines. In light of the prevailing national housing market recovery, improving local market demand, favorable price appreciation in many markets, and positive (albeit slow) economic growth, the Company increased its exposure to residential construction/development lending during 2016; however, these lending activities will continue to be closely monitored for any potential signs of market weakness.

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

The Bank maintains an active Credit Review function, whose Credit Review Manager reports to the Credit Risk Management Subcommittee, a committee of the Board, to help ensure that developing credit concerns are identified and addressed in a timely manner. Further, an active watch list review process is in place as part of the Bank’s problem loan management strategy, and a list of loans 90 days past due and still accruing is reviewed with management (including the Chief Credit Officer and Chief Credit Risk Officer) at least monthly. Recommendations flow from all of the above activities with the goal of recognizing nonperforming loans and determining the appropriate accrual status.

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

The following table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve at December 31, 2016. Shifts are measured in 100 basis point increments, except for the down rate scenario where the decrease is limited to 50 bps, in a range from -50 to +500 bps from base case (-50 through +300 bps presented in Table 23). Base case encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy, and the market value of certain assets. The base case scenario assumes that the current interest rate environment is held constant throughout the 24-month forecast period; the instantaneous shocks are performed against that yield curve. These results indicate that we are slightly asset sensitive compared to the stable rate environment assumed for the base case.

TABLE 23. Net Interest Income (te) at Risk

	Estimated Increase (Decrease) in NII
Change in Interest Rates	Year 1	Year 2
(basis points)
- 50	(1.19)%	(1.68)%
+ 100	3.55%	3.17%
+ 200	6.84%	5.76%
+ 300	9.76%	7.70%

Note: Decrease in interest rates limited to a 50 basis point decrease in current rate environment

These scenarios are instantaneous shocks that assume balance sheet management will mirror base case. Should the yield curve begin to rise or fall, management has strategies available to maximize earnings opportunities or offset the negative impact to earnings. For example, in a rising rate environment, deposit pricing strategies could be adjusted to offer more competitive rates on long and medium-term CDs and less competitive rates on short-term CDs. Another opportunity at the start of such a cycle would be reinvesting the securities portfolio cash flows into short-term or floating-rate securities. On the loan side, the Company can make more floating-

rate loans that tie to indices that re-price more frequently, such as LIBOR (London interbank offered rate) and make fewer fixed-rate loans. Finally, there are a number of hedge strategies by which management could use derivatives, including swaps and purchased ceilings, to lock in net interest margin protection.

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

TABLE 24. Liquidity Metrics

	2016	2015	2014
Free securities / total securities	23.46%	20.29%	14.04%
Core deposits / total deposits	93.22%	94.90%	93.95%
Wholesale funds / core deposits	9.18%	11.02%	9.80%
Average loans / average deposits	86.11%	84.28%	84.02%

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. Free securities represent unpledged securities, and include securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window. Management has established an internal target for the ratio of free securities to total securities to be 15% or more. As shown in Table 24 above, our ratios of free securities to total securities were 23.46% and 20.29%, respectively, at December 31, 2016 and 2015. The increase in total securities outpaced the growth in funds that require pledging. The ratio at December 31, 2014 was slightly below target level, which management allows on a temporary basis, due to security pledging requirements for the seasonal increase in public fund deposits.

The liability portion of the balance sheet provides liquidity through various customers’ interest-bearing and noninterest-bearing deposit accounts. At December 31, 2016, deposits totaled $19.4 billion, an increase of $1.1 billion, or 6%, from December 31, 2015. Core deposits represent total deposits less CDs of $250,000 or more, brokered deposits, and overnight treasury management deposits. Core deposits comprised 93.22% of total deposits at December 31, 2016, compared to 94.90% a year earlier. Brokered deposits totaled $693 million as of December 31, 2016 compared to $361 million at December 31, 2015. The Company’s use of brokered deposits as a funding source is subject to strict parameters regarding the amount, term, and interest rate.

The Company’s loan to deposit ratio (average loans outstanding divided by average deposits) was 86.11% for 2016, up 183 bps from 2015, as average loans grew at a faster pace than average deposits. The loan to deposit ratio measures the amount of funds the Company lends out for each dollar of deposits on hand. The Company has established an internal target range for the loan to deposit ratio from 83% to 87%.

Purchases of federal funds, securities sold under agreements to repurchase (repos) and other short-term borrowings are additional sources of liquidity to meet short-term funding requirements. Wholesale funds, which represent short-term borrowings and long-term debt, were 9.18% of core deposits at December 31, 2016 and 11.02% at December 31, 2015. Wholesale funds decreased $258 million (mostly repos), while core deposits were up $695 million in 2016.

In addition to the sources of liquidity discussed above, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At December 31, 2016, the Bank had borrowed $865 million from the FHLB and had approximately $3.2 billion available under this line. The Bank also has unused borrowing capacity at the Federal Reserve’s discount window of approximately $1.8 billion. The Company did not have any outstanding borrowings with the Federal Reserve at either December 31, 2016, or December 31, 2015.

Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for each of the three years in the period ended December 31, 2016.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes all significant contractual obligations at December 31, 2016, according to payments due by period. Obligations under deposit contracts and short-term borrowings are not included. The maturities of time deposits are in Table 20. Purchase obligations represent legal and binding contracts to purchase services and goods that cannot be settled or terminated without paying substantially all of the contractual amounts.

TABLE 25. Contractual Obligations

	Payment due by period
(in thousands)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations	$707,826	$148,315	$134,646	$55,636	$369,229
Operating lease obligations	68,366	12,728	19,655	13,314	22,669
Purchase obligations	115,814	74,642	35,800	5,372	—
Total	$892,006	$235,685	$190,101	$74,322	$391,898

CAPITAL RESOURCES

The Company currently has a strong capital position which is vital to continued profitability, promotes depositor and investor confidence and provides a solid foundation for future growth and flexibility in addressing strategic opportunities. Stockholders’ equity totaled $2.7 billion at December 31, 2016 compared to $2.4 billion at December 31, 2015. The $307 million increase primarily resulted from a $259 million common stock issuance. In addition, net income of $149 million was partially offset by $77 million in dividends and a $40 million decrease in other comprehensive income related to net actuarial losses in the unfunded pension liability and the market adjustment to the AFS portfolio.

On December 16, 2016, the Company issued approximately $259 million, or 6.325 million shares, of its common stock at approximately $41.00 per share. This additional capital will be used to support recent and anticipated Company growth including the purchase of certain assets including $1.3 billion in loans and nine branches and assumption of certain liabilities from First NBC. The transaction was announced on December 30, 2016, and is expected to close on March 10, 2017.

The Company’s tangible common equity ratio was 8.64% at December 31, 2016, compared to 7.62% a year earlier. The increase in tangible capital is mainly attributable to the common stock issuance. The Company has established an internal target for the tangible common equity ratio of at least 8.00%. However, management will allow the Company’s tangible common equity ratio to drop below 8.00% on a temporary basis if it believes that the shortfall can be replenished through normal operations within a short time frame.

The primary quantitative measures that regulators use to gauge capital adequacy are the ratios of total, tier 1 and common equity tier 1 regulatory capital to risk-weighted assets (risk-based capital ratios) and the ratio of Tier 1 capital to average total assets (leverage ratio). The Federal Reserve Board’s final rule implementing the Basel III regulatory capital framework and related Dodd-Frank Act changes was effective for the Company on January 1, 2015. The final rule strengthened the definition of regulatory capital, increased risk-based capital requirements, and made selected changes to the calculation of risk-weighted assets. The rule sets the Basel III minimum regulatory capital requirements for all organizations. It includes a new common equity Tier 1 ratio of 4.5% of risk-weighted assets, raises the minimum Tier 1 capital ratio from 4.0% to 6.0% of risk-weighted assets and sets a new conservation buffer of 2.5%

of risk-weighted assets; however, the rule allows for transition periods for certain changes, including the conservation buffer. Based on capital ratios as of December 31, 2016 using Basel III definitions, the Company and the Bank exceeded all capital requirements of the new rule, including the fully phased-in conservation buffer. The Company and the Bank have established internal targets for its total risk-based capital ratio, Tier 1 risk-based capital ratio and leverage ratio of 11.5%, 9.5% and 7.0%, respectively.

At December 31, 2016, our capital balances were in excess of current regulatory minimum requirements and internal targets. Additionally, both the Company and the Bank were considered “well capitalized” by regulatory agencies.  The following table shows the Company’s regulatory ratios for the past five years. “Note 10. Stockholders’ Equity” to the consolidated financial statements provides additional information about the Bank’s regulatory capital ratios.

TABLE 26.  Risk-Based Capital and Capital Ratios

($ in thousands)	2016	2015	2014	2013	2012
Common equity tier 1 capital	$2,184,812	$1,844,992	$1,777,348	$1,685,058	$1,666,042
Additional tier 1 capital	—	—	—	—	—
Tier 1 capital	2,184,812	1,844,992	1,777,348	1,685,058	1,666,042
Tier 2 capital	379,418	350,921	168,362	192,774	215,516
Total capital	$2,564,230	$2,195,913	$1,945,710	$1,877,832	$1,881,558
Risk-weighted assets	$19,404,265	$18,515,904	$15,822,448	$14,325,757	$13,172,259
Ratios
Leverage (Tier 1 capital to average assets)	9.56%	8.55%	9.17%	9.34%	9.10%
Common equity tier 1 capital to risk-weighted assets *	11.26%	9.96%	n/a	n/a	n/a
Tier 1 capital to risk-weighted assets	11.26%	9.96%	11.23%	11.76%	12.65%
Total capital to risk-weighted assets	13.21%	11.86%	12.30%	13.11%	14.28%
Common stockholders' equity to total assets	11.34%	10.57%	11.92%	12.76%	12.60%
Tangible common equity to total assets	8.64%	7.62%	8.59%	9.00%	8.77%

*     Common equity tier 1 capital only effective for years ended December 31, 2016 and 2015.

The Company’s regulatory capital ratios remained strong at December 31, 2016 with common equity tier 1 and Tier 1 risk-weighted asset ratios at 11.26%, and total risk-weighted asset ratios at 13.21%. The increases in these ratios compared to 2015 reflect the impact of the common stock issuance, partially offset by the increase in risk-weighted assets resulting from loan growth. The increase in the leverage ratio was mainly due to the common stock issuance, partially offset by quarterly average total assets growing by 6%  in 2016 compared to 2015.

STOCK REPURCHASE PROGRAM

In September 2016, the Company’s stock repurchase plan that had been approved by the Board of Directors on August 28, 2015 expired. The plan had authorized the repurchase of up to 5%, or approximately 3.9 million shares of its outstanding common stock. Under this plan, the Company repurchased 741,393 shares of its common stock at an average price of $27.44 per share.  There were no repurchases under the plan in 2016.

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

PENDING ACQUISITION

On December 30, 2016, Whitney Bank signed a purchase agreement to acquire approximately $1.3 billion in loans, nine branch locations with approximately $500 million in mainly transaction and savings deposits and to assume approximately $600 million in FHLB borrowings from First NBC.  The Company will pay a $44 million premium to First NBC for the earnings stream acquired.  The transaction is expected to add approximately $26 million in annual incremental earnings with one-time acquisition costs estimated to total approximately $12 million. As part of the transaction, the Company acquired approximately $260 million in loans from First NBC in January 2017. The remaining portion of the transaction is expected to close on March 10, 2017.

The nine branches to be acquired are in the greater New Orleans region including seven in the New Orleans MSA.  The loans to be acquired are all performing with an average yield in excess of 5%.  The loan portfolio acquired is well-diversified and does not include any energy-related loans.  As a result of the transaction, the Company’s pro forma energy concentration decreases to 7.8% of total loans outstanding as of December 31, 2016. Management estimates that the loan portfolio will include a 4% purchase accounting market valuation adjustment.  The deposits to be acquired are transaction and savings accounts with an average interest rate of 0.88%.    The Company will close approximately 10 overlapping branches, located within close proximity to the purchased First NBC branches or existing Whitney branches, during 2017.

Included in the following table are pro forma metrics assuming the transaction had closed as of December 31, 2016.

Table 27.  Key Metrics (Pending Acquisition)

($ in billions)	December 31, 2016	First NBC Transaction	December 31, 2016 Pro Forma
Total loans (a)	$16.8	$1.2	$18.0
Intangibles	0.7	0.1	0.8
Total assets	24.0	1.1	25.1
Total deposits	19.4	0.5	19.9
Other liabilities	1.8	0.6	2.4
Tangible common equity	2.0	(0.1)	1.9
Loans/deposits	86.3%	—	90.5%
CET1 ratio	11.4%	—	10.2%
Tangible common equity ratio	8.64%	—	7.84%
Tangible book value per share	$23.87	$—	$22.65

(a)	Net of estimated mark-to-market.

FOURTH QUARTER RESULTS

Net income for the fourth quarter of 2016 was $51.8 million, or $0.64 per diluted common share, compared to $46.7 million, or $0.59, and $15.3 million, or $0.19, respectively in the third quarter of 2016 and the fourth quarter of 2015. The following discussion highlights recent factors impacting Hancock’s results of operations and financial position.

Highlights of the Company’s fourth quarter of 2016 results (compared to third quarter 2016):

•	Earnings up approximately 11%
o	Revenue up 3%
o	Noninterest income up almost 5%
o	Loan loss provision decreased 24% to $14.5 million, compared to $19.0 million
•	Total loans up $681 million, or 17% linked-quarter annualized (LQA)
•	Net interest margin (NIM) of 3.26% up 6 basis points (bps)
•	Energy loans comprise 8.4% of total loans, down from 8.7%
•	Allowance for the energy portfolio totals $106.5 million, or 7.5% of energy loans
•	Tangible common equity (TCE) ratio up 71 bps to 8.64%; Company raised $259 million of new capital on December 16, 2016

Total loans at December 31, 2016 were $16.8 billion, an increase of $681 million, or 4%, from September 30, 2016.  The Company’s net loan growth during the quarter was diversified across the footprint and also in areas identified as part of the Company’s revenue-generating initiatives.

Total deposits at December 31, 2016 were $19.4 billion, up $539 million, or 3%, from September 30, 2016. The fourth quarter increase reflected year-end seasonality of both commercial and public fund customers. Historically, customers have built deposits at year-end, particularly in demand deposits, with some of those deposits being withdrawn in the first quarter.

Noninterest-bearing demand deposits (DDAs) totaled $7.7 billion at December 31, 2016, up $115 million from September 30, 2016. DDAs comprised 39% of total period-end deposits at December 31, 2016. Interest-bearing transaction and savings deposits totaled $6.9 billion at year-end 2016, up $290 million, or 4%, compared to September 30, 2016.

Time deposits of $2.3 billion decreased $36 million, or 2%, while interest-bearing public fund deposits increased $170 million, or 7%, to $2.6 billion at December 31, 2016.

Hancock recorded a total provision for loan losses for the fourth quarter of 2016 of $14.5 million, down from $19.0 million in the third quarter of 2016.   Net charge-offs from the non-purchased credit impaired loan portfolio were $20.4 million, or 0.50% of average total loans on an annualized basis in the fourth quarter of 2016, compared to $9.5 million, or 0.24% of average total loans, for the third quarter of 2016.  Included in the fourth quarter total were $11.9 million in charge-offs related to one energy credit in the drilling support sector.  Energy charge-offs were $4.4 million in the third quarter of 2016.

Net interest income (te) for the fourth quarter of 2016 was $175.3 million, up $5.0 million from the third quarter of 2016.  During the fourth quarter, the impact on net interest income from purchase accounting adjustments (PAAs) declined $0.8 million to $3.8 million.  Excluding the impact from purchase accounting items, net interest income increased $5.9 million linked-quarter.  The increase is due to improvement in volume during the quarter.  Average earning assets were $21.5 billion for the fourth quarter of 2016, up $265 million, or 1%, from the third quarter of 2016.

The reported net interest margin (te) was 3.26% for the fourth quarter of 2016, up 6 bps from the third quarter of 2016.  The net interest margin, excluding net purchase accounting adjustments, increased 7 bps to 3.19% during the fourth quarter of 2016.  The main driver of the expansion was a change in the mix of earning assets during the quarter coupled with an increase of 4 bps in the securities portfolio.

Noninterest income, including securities transactions, totaled $65.9 million for the fourth quarter of 2016, up $2.9 million, or 5%, from the third quarter of 2016.  Included in the total is amortization of $1.2 million related to the FDIC indemnification asset, down from $1.5 million in the third quarter of 2016.  Excluding the impact of this item, noninterest income totaled $67.1 million, up $2.6 million, or 4% linked-quarter.  The increase is mainly attributable to a $3.3 million gain on the sale of a Company-owned banking facility in the Florida panhandle.

Service charges on deposits totaled $18.7 million for the fourth quarter of 2016, virtually unchanged from the third quarter of 2016.  Bank card and ATM fees totaled $12.3 million, up $0.5 million, or 4%, from the third quarter of 2016.

Trust fees totaled $11.8 million, up $0.3 million, or 2% linked-quarter.  Investment and annuity income and insurance fees totaled $5.1 million, down $0.3 million, or 6% linked-quarter.

Fees from secondary mortgage operations totaled $4.3 million for the fourth quarter of 2016, down $0.6 million, or 13% linked-quarter.

Other noninterest income (excluding the amortization of the FDIC indemnification assets noted above) totaled $14.7 million, up $2.8 million, or 24%, from the third quarter of 2016.  The linked-quarter increase is primarily driven by a $3.3 million gain on sale of bank property.

Noninterest expense for the fourth quarter of 2016 totaled $156.3 million, up $7.2 million, or 5%, from the third quarter of 2016.  The increase linked-quarter is mainly driven by personnel expense and additional expenses related to the major flooding in Baton Rouge, Louisiana in August.

Total personnel expense was $87.6 million in the fourth quarter of 2016, up $4.4 million, or 5%, from the third quarter of 2016.  The increase is related to additional incentive pay due mainly to the Company meeting its overall corporate objectives for 2016.

Occupancy and equipment expense totaled $13.9 million in the fourth quarter of 2016, up $0.5 million, or 4%, from the third quarter of 2016.

Amortization of intangibles totaled $4.8 million for the fourth quarter of 2016, down $0.1 million, or 2%, linked-quarter.

ORE expenses totaled $0.6 million in the fourth quarter of 2016.  Net gains on ORE dispositions exceeded ORE expense in the third quarter of 2016 by $5.2 million, as the third quarter included a disposition gain on an asset acquired in the 2009 Peoples First acquisition.

Other operating expense (excluding ORE) totaled $49.4 million in the fourth quarter of 2016, down $3.4 million, or 6%, from the third quarter of 2016.  The decrease is mainly related to $4.0 million of expense from an early contract termination in the third quarter of 2016, partially offset by $1.2 million of insurance claims related to the August 2016 flooding in south Louisiana in the current quarter.

The effective income tax rate for the fourth quarter of 2016 was 18%.  Management expects a return to the Company’s historical effective tax rate (25-27%) in 2017, excluding any changes in the tax code as a result of the presidential election.  The effective income tax rate continues to be less than the statutory rate of 35% due primarily to tax-exempt income and tax credits.

The summary of quarterly financial information appearing in “Item 8. Financial Statements and Supplementary Data” provides selected comparative financial information for each of the four quarters of 2016 and 2015.

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

The qualitative component of the December 31, 2016 allowance comprised 31% of the total allowance, compared to 33% a year earlier. The higher than historical qualitative allowance level in 2016 and 2015 is a result of being in a severe energy cycle, requiring management’s best estimate of the impact to the portfolio with minimal quantitative support. While we believe the level of allowance is sufficient to absorb losses inherent in the portfolio today, actual results could differ significantly depending on the depth and duration of the energy cycle and the overall impact to the portfolio, which remains uncertain.

For loans impaired that are individually evaluated, a specific allowance is calculated as the shortfall between the loan’s value and its recorded investment. The loan’s value is measured by either the loan’s observable market price, the fair value of the collateral of the loan (less liquidation costs) if it is collateral dependent, or by the present value of expected future cash flows discounted at the loan’s effective interest rate. Values for impaired loans are highly subjective and actual results could differ, particularly for energy-related loans impacted by volatile crude oil prices.

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

The Company completed its annual impairment test of goodwill as of September 30, 2016 and concluded that there was no impairment of goodwill.

Consistent with the prior year, the Company used multiple approaches to measure its fair value at September 30, 2016.  These included an income approach using the discounted net present value of estimated future cash flows, a transaction or price-to-book multiple approach using the actual price paid by similar companies in recent acquisition transactions and a market capitalization approach using both the Company’s actual market capitalization and an estimated market capitalization using a price-to-earnings multiple based on the Company’s 2017 forecast.

The results from each of the approaches were relatively similar with little disparity and were combined and weighted to derive an estimated fair market value for the Company.  Equal weightings were assigned to each of the four approaches.  The weighted average of the four approaches resulted in a fair market value approximately 23% higher than net book value at September 30, 2016.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s unaudited quarterly results for 2016 and 2015 are presented below.

Summary of Quarterly Results

(Unaudited)

	2016
(in thousands, except per share data)	First	Second	Third	Fourth
Interest income (te) (a)	$185,984	$189,702	$188,937	$193,383
Interest expense	(17,805)	(18,537)	(18,640)	(18,069)
Net interest income (te) (a)	168,179	171,165	170,297	175,314
Taxable equivalent adjustment	(5,343)	(6,196)	(6,784)	(7,516)
Net interest income	162,836	164,969	163,513	167,798
Provision for loan losses	(60,036)	(17,196)	(18,972)	(14,455)
Noninterest income	58,186	63,694	63,008	65,893
Operating expense	(151,054)	(150,942)	(149,058)	(156,283)
Nonoperating expense items	(4,978)	—	—	—
Income before income taxes	4,954	60,525	58,491	62,953
Income tax expense	1,115	13,618	11,772	11,122
Net income	$3,839	$46,907	$46,719	$51,831
Pre-tax, pre-provision (PTPP) profit (te) (a) (b)	70,333	83,917	84,247	84,924
Period end balance sheet data
Total assets	$22,809,370	$23,063,790	$23,108,730	$23,975,302
Earning assets	20,821,513	21,037,622	21,085,398	21,881,520
Loans	15,978,124	16,035,796	16,070,821	16,752,151
Deposits	18,656,150	18,816,869	18,885,477	19,424,266
Stockholders' equity	2,421,040	2,463,365	2,489,127	2,719,768
Average balance sheet data
Total assets	$22,932,515	$23,138,591	$23,202,790	$23,437,530
Earning assets	20,910,668	21,147,029	21,197,406	21,462,188
Loans	15,848,770	16,059,846	16,023,458	16,323,897
Deposits	18,281,754	18,717,755	18,710,236	18,912,155
Stockholders' equity	2,431,747	2,430,005	2,472,398	2,517,418
Ratios
Return on average assets	0.07%	0.82%	0.80%	0.88%
Return on average common equity	0.64%	7.76%	7.52%	8.19%
Net interest margin (te) (a)	3.23%	3.25%	3.20%	3.26%
Earnings per share:
Basic	$0.05	$0.59	$0.59	$0.64
Diluted	$0.05	$0.59	$0.59	$0.64
Cash dividends per common share	$0.24	$0.24	$0.24	$0.24
Market data:
High sales price	$25.84	$27.84	$32.94	$45.50
Low sales price	20.01	21.93	24.49	31.73
Period-end closing price	22.96	26.11	32.43	43.10
Trading volume	56,319	41,668	42,809	43,664

(a)	Tax-equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)

Net interest income (te) and noninterest income less noninterest expense. Management believes that PTPP profit is a useful financial measure because it enables investors to assess the Company’s ability to generate capital to cover credit losses through a credit cycle.

Summary of Quarterly Results (continued)

(Unaudited)

	2015
(in thousands, except per share data)	First	Second	Third	Fourth
Interest income (te) (a)	$172,043	$168,008	$174,633	$178,550
Interest expense	(10,929)	(13,129)	(14,499)	(15,915)
Net interest income (te) (a)	161,114	154,879	160,134	162,635
Taxable equivalent adjustment	(2,956)	(3,088)	(3,304)	(4,240)
Net interest income	158,158	151,791	156,830	158,395
Provision for loan losses	(6,154)	(6,608)	(10,080)	(50,196)
Noninterest income	56,546	60,874	60,211	59,653
Operating expense	(146,201)	(149,990)	(151,193)	(156,030)
Nonoperating expense items	(7,314)	(8,927)	—	—
Income before income taxes	55,035	47,140	55,768	11,822
Income tax expense	14,876	12,311	14,602	(3,485)
Net income	$40,159	$34,829	$41,166	$15,307
Pre-tax, pre-provision (PTPP) profit (te) (a) (b)	64,145	56,836	69,152	66,258
Period end balance sheet data
Total assets	$20,718,739	$21,532,824	$21,602,793	$22,833,605
Earning assets	18,568,037	19,409,963	19,526,150	20,753,095
Loans	13,924,386	14,344,752	14,763,050	15,703,314
Deposits	16,860,485	17,301,788	17,439,948	18,348,912
Stockholders' equity	2,425,098	2,430,040	2,453,561	2,413,143
Average balance sheet data
Total assets	$20,441,975	$20,869,407	$21,475,943	$22,171,216
Earning assets	18,315,839	18,780,771	19,433,337	20,140,432
Loans	13,869,397	14,138,904	14,511,474	15,198,232
Deposits	16,485,259	16,862,088	17,313,433	17,821,484
Stockholders' equity	2,447,870	2,430,710	2,439,068	2,453,480
Ratios
Return on average assets	0.80%	0.67%	0.76%	0.27%
Return on average common equity	6.65%	5.75%	6.70%	2.48%
Net interest margin (te) (a)	3.55%	3.30%	3.28%	3.21%
Earnings per share
Basic	$0.49	$0.44	$0.52	$0.19
Diluted	$0.49	$0.44	$0.52	$0.19
Cash dividends per common share	$0.24	$0.24	$0.24	$0.24
Market data:
High sales price	$31.13	$32.98	$32.47	$30.96
Low sales price	24.96	28.02	25.20	23.35
Period-end closing price	29.86	31.91	27.05	25.17
Trading volume	51,866	40,162	44,705	48,789

(a)	Tax-equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
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

The Company’s internal control over financial reporting as of December 31, 2016 was audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that internal control over financial reporting was effective as of December 31, 2016.

John M. Hairston President & Chief Executive Officer (Principal Executive Officer) February 24, 2017	Michael M. Achary Chief Financial Officer (Principal Financial Officer) February 24, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

of Hancock Holding Company:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income and comprehensive income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Hancock Holding Company and its subsidiaries as of December 31, 2016 and December 31, 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Management's assessment and our audit of Hancock Holding Company's internal control over financial reporting also included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA). A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/PricewaterhouseCoopers LLP

New Orleans, Louisiana

February 24, 2017

Hancock Holding Company and Subsidiaries

Consolidated Balance Sheets

	December 31,
(in thousands, except per share data)	2016	2015
Assets:
Cash and due from banks	$372,689	$303,874
Interest-bearing bank deposits	77,235	564,671
Federal funds sold	942	884
Securities available for sale, at fair value (amortized cost of $2,562,000 and $2,086,745)	2,516,908	2,093,404
Securities held to maturity (fair value of $2,470,117 and $2,375,851)	2,500,220	2,370,388
Loans held for sale	34,064	20,434
Loans	16,752,151	15,703,314
Less: allowance for loan losses	(229,418)	(181,179)
Loans, net	16,522,733	15,522,135
Property and equipment, net of accumulated depreciation of $231,127 and $209,763	361,612	377,015
Prepaid expense	18,038	17,560
Other real estate, net	18,884	26,256
Accrued interest receivable	65,887	54,068
Goodwill	621,193	621,193
Other intangible assets, net	87,757	107,538
Life insurance contracts	480,406	434,550
FDIC loss share receivable	16,219	29,868
Deferred tax asset, net	104,435	75,830
Other assets	176,080	213,937
Total assets	$23,975,302	$22,833,605
Liabilities and Stockholders' Equity:
Deposits:
Noninterest-bearing	$7,658,203	$7,276,127
Interest-bearing	11,766,063	11,072,785
Total deposits	19,424,266	18,348,912
Short-term borrowings	1,225,406	1,423,644
Long-term debt	436,280	490,145
Accrued interest payable	9,574	6,609
Other liabilities	160,008	151,152
Total liabilities	21,255,534	20,420,462
Stockholders' equity:
Common stock	291,358	291,346
Capital surplus	1,698,253	1,424,448
Retained earnings	850,689	777,944
Accumulated other comprehensive loss, net	(120,532)	(80,595)
Total stockholders' equity	2,719,768	2,413,143
Total liabilities and stockholders' equity	$23,975,302	$22,833,605
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	87,495	87,491
Common shares outstanding	84,235	77,496

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per share data)	2016	2015	2014
Interest income:
Loans, including fees	$625,023	$583,751	$601,466
Loans held for sale	1,022	678	708
Securities-taxable	91,099	90,522	85,806
Securities-tax exempt	13,222	3,447	3,873
Short-term investments	1,801	1,248	960
Total interest income	732,167	679,646	692,813
Interest expense:
Deposits	48,934	33,876	23,223
Short-term borrowings	4,065	1,078	2,361
Long-term debt	20,052	19,518	12,535
Total interest expense	73,051	54,472	38,119
Net interest income	659,116	625,174	654,694
Provision for loan losses	110,659	73,038	33,840
Net interest income after provision for loan losses	548,457	552,136	620,854
Noninterest income:
Service charges on deposit accounts	74,187	72,813	77,006
Trust fees	46,589	45,627	44,826
Bank card and ATM fees	47,427	46,480	45,031
Investment and annuity fees	18,477	20,669	20,291
Secondary mortgage market operations	16,282	12,579	8,036
Insurance commissions and fees	4,501	8,567	9,473
Amortization of loss share receivable	(5,918)	(5,747)	(12,102)
Other income	47,482	35,961	35,438
Securities transactions	1,754	335	—
Total noninterest income	250,781	237,284	227,999
Noninterest expense:
Compensation expense	287,783	278,661	276,881
Employee benefits	55,884	54,880	51,415
Personnel expense	343,667	333,541	328,296
Net occupancy expense	41,296	44,842	43,596
Equipment expense	13,663	15,494	16,953
Data processing expense	58,619	55,590	51,369
Professional services expense	29,561	40,198	33,221
Amortization of intangibles	19,781	24,184	26,797
Telecommunications and postage	13,146	14,127	14,676
Deposit insurance and regulatory fees	23,499	16,736	11,872
Other real estate expense, net	(3,481)	2,740	2,758
Other expense	72,564	72,203	77,128
Total noninterest expense	612,315	619,655	606,666
Income before income taxes	186,923	169,765	242,187
Income taxes	37,627	38,304	66,465
Net income	$149,296	$131,461	$175,722
Earnings per common share - basic	$1.87	$1.64	$2.10
Earnings per common share - diluted	$1.87	$1.64	$2.10
Dividends paid per share	$0.96	$0.96	$0.96
Weighted average shares outstanding-basic	77,850	78,197	81,804
Weighted average shares outstanding-diluted	77,949	78,307	82,034

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2016	2015	2014
Net income	$149,296	$131,461	$175,722
Other comprehensive income before income taxes
Net change in unrealized (loss) gain on available for sale securities and hedges	(57,346)	(21,270)	14,821
Reclassification of net losses realized and included in earnings	4,016	3,010	390
Valuation adjustment of employee benefit plans	(12,748)	(33,971)	(41,244)
Amortization of unrealized net loss on securities transferred to held to maturity	3,830	3,530	3,297
Other comprehensive loss before income taxes	(62,248)	(48,701)	(22,736)
Income tax benefit	(22,311)	(18,180)	(8,041)
Other comprehensive loss net of income taxes	(39,937)	(30,521)	(14,695)
Comprehensive income	$109,359	$100,940	$161,027

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
					Other
(in thousands, except	Common Stock		Capital	Retained	Comprehensive
per share data)	Shares Issued	Amount	Surplus	Earnings	Loss, net	Total
Balance, December 31, 2013	87,398	$291,034	$1,541,248	$628,166	$(35,379)	$2,425,069
Net income	—	—	—	175,722	—	175,722
Other comprehensive income	—	—	—	—	(14,695)	(14,695)
Comprehensive Income	—	—	—	175,722	(14,695)	161,027
Cash dividends declared ($0.96 per common share)	—	—	—	(80,392)	—	(80,392)
Common stock activity, long-term incentive plan	82	273	14,043	—	—	14,316
Purchase of common stock under stock buyback program (2,120 shares)	—	—	(47,618)	—	—	(47,618)
Balance, December 31, 2014	87,480	$291,307	$1,507,673	$723,496	$(50,074)	$2,472,402
Net income	—	—	—	131,461	—	131,461
Other comprehensive income	—	—	—	—	(30,521)	(30,521)
Comprehensive Income	—	—	—	131,461	(30,521)	100,940
Cash dividends declared ($0.96 per common share)	—	—	—	(77,013)	—	(77,013)
Common stock activity, long-term incentive plan	11	39	12,388	—	—	12,427
Purchase of common stock under stock buyback program (3,305 shares)	—	—	(95,613)	—	—	(95,613)
Balance, December 31, 2015	87,491	$291,346	$1,424,448	$777,944	$(80,595)	$2,413,143
Net income	—	—	—	149,296	—	149,296
Other comprehensive income	—	—	—	—	(39,937)	(39,937)
Comprehensive Income	—	—	—	149,296	(39,937)	109,359
Cash dividends declared ($0.96 per common share)	—	—	—	(76,551)	—	(76,551)
Common stock activity, long-term incentive plan	4	12	12,991	—	—	13,003
Issuance of stock from dividend reinvestment and stock purchase plan	—	—	1,515	—	—	1,515
Common stock issued in public stock offering (6,325 shares)	—	—	259,299	—	—	259,299
Balance, December 31, 2016	87,495	$291,358	$1,698,253	$850,689	$(120,532)	$2,719,768

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$149,296	$131,461	$175,722
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	28,363	28,763	30,310
Provision for loan losses	110,659	73,038	33,840
(Gain) loss on other real estate owned	(4,444)	635	(105)
Deferred tax (benefit) expense	(7,839)	16,685	23,537
Increase in cash surrender value of life insurance contracts	(11,112)	(9,789)	(11,774)
Writedowns on closed branch transfers to other real estate owned	—	—	2,132
(Gain) loss on disposal of other assets	(9,594)	1,815	(1,282)
Net (increase) decrease in loans held for sale	(14,267)	(289)	18,234
Net amortization of securities premium/discount	29,048	21,105	16,977
Amortization of intangible assets	19,781	24,184	26,797
Amortization of FDIC loss share receivable	5,918	5,747	12,102
Stock-based compensation expense	14,266	12,944	13,958
Increase (decrease) in interest payable and other liabilities	7,137	(8,107)	(15,235)
Net payments (to) from FDIC for loss share claims	(3,134)	14,051	14,395
Decrease in FDIC loss share receivable	5,667	6,407	5,723
Decrease (increase) in other assets	15,197	(94,816)	10,393
Other, net	5,795	8,511	(3,296)
Net cash provided by operating activities	340,737	232,345	352,428

Hancock Holding Company and Subsidiaries

Consolidated Statements of Cash Flows—(Continued)

	Years Ended December 31,
(in thousands)	2016	2015	2014
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	$173,215	$9,289	$1,455
Proceeds from maturities of securities available for sale	408,311	842,114	283,982
Purchases of securities available for sale	(1,071,869)	(1,323,853)	(512,088)
Proceeds from maturities of securities held to maturity	425,453	538,777	442,559
Purchases of securities held to maturity	(563,661)	(749,102)	(1,031)
Net decrease (increase) in short-term investments	487,378	237,393	(534,108)
Net increase in loans	(1,153,480)	(1,865,015)	(1,622,867)
Purchase of life insurance contracts	(40,000)	—	(30,000)
Purchases of property and equipment	(19,272)	(23,804)	(20,449)
Proceeds from sales of property and equipment	7,445	14,259	12,235
Proceeds from sales of other real estate	24,624	47,115	59,752
Other, net	825	(3,604)	10,101
Net cash used in investing activities	(1,321,031)	(2,276,431)	(1,910,459)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	1,075,370	1,776,081	1,212,315
Net (decrease) increase in short-term borrowings	(198,238)	272,071	493,613
Repayments of long-term debt	(21,271)	(157,933)	(35,360)
Issuance of long-term debt	6,838	273,565	21,000
Dividends paid	(76,551)	(77,013)	(80,392)
Repurchase of common stock	—	(95,613)	(47,618)
Proceeds from exercise of stock options	2,147	347	2,488
Proceeds from issuance of common stock in public offering	259,299	—	—
Proceeds from dividend reinvestment and stock purchase plan	1,515	—	—
Net cash provided by financing activities	1,049,109	1,991,505	1,566,046
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	68,815	(52,581)	8,015
CASH AND DUE FROM BANKS, BEGINNING	303,874	356,455	348,440
CASH AND DUE FROM BANKS, ENDING	$372,689	$303,874	$356,455

SUPPLEMENTAL INFORMATION
Income taxes paid	$30,184	$31,896	$24,114
Interest paid	69,624	51,201	38,268

SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$16,314	$15,462	$31,371

See accompanying notes to consolidated financial statements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

DESCRIPTION OF BUSINESS

Hancock Holding Company (Hancock or the Company) is a financial services company that provides a comprehensive network of full-service financial choices to the Gulf South region through its bank subsidiary, Whitney Bank, “the Bank,” a Mississippi state bank. Whitney Bank operates under brands: “Hancock Bank” in Mississippi, Alabama and Florida and “Whitney Bank” in Louisiana and Texas. Whitney Bank operates a loan production office in Nashville, Tennessee under both the Hancock and Whitney Bank brands. Hancock was organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended. In 2002, the Company qualified as a financial holding company giving it broader powers. The corporate headquarters of the Company is in Gulfport, Mississippi.

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

Certain prior period amounts have been reclassified to conform to the current period presentation.   The presentation of loan disclosures has been modified from prior filings as discussed in Note 3 – Loans and Allowance for Loan Losses.  Effective January 1, 2016, the Company retrospectively adopted accounting guidance intended to simplify the presentation of debt issuance costs by requiring that costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  Historically, debt issuance costs were reported in the “Other Assets” line items in the Consolidated Balance Sheets and Statements of Cash Flows.  Select Stockholders’ Equity line items in the Consolidated Balance Sheets and Statements of Changes in Stockholders’ Equity have been modified to simplify the presentation.  Fair value disclosures related to the Company’s pension plan have also been modified to conform with new accounting guidance.  These changes in presentation and adoption of this new accounting guidance did not have a material impact on the Company’s financial condition or operating results.

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

Loans

Loans held for investment

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are considered loans held for investment and reported as “Loans” in the Consolidated Balance Sheets and in the related footnote disclosures.  Loans held for investment include loans originated for investment and loans acquired in purchase transactions.

Originated loans are reported at the principal balance outstanding net of unearned income.  Interest on loans and accretion of unearned income, including net deferred loan fees, are computed in a manner that approximates a level yield on recorded principal. Interest on loans is recognized in income as earned.

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

Loans that are acquired in purchase transactions are recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses.  Acquired loans are segregated between those considered to be performing (“purchased credit performing”) and those with evidence of credit deterioration (“purchased credit impaired”) based on such factors as past due status, nonaccrual status and credit risk ratings (rated substandard or worse).  Purchased credit performing loans are accounted for under Accounting Standards Codification (ASC) 310-20 and purchased credit impaired loans are accounted for under ASC 310-30.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The acquired loans are further segregated into loan pools designed to facilitate the development of expected cash flows to be used in estimating fair value to facilitate purchase accounting.  The pools are based on common risk characteristics such as market area, loan type, credit risk ratings, contractual interest rate and repayment terms.  Loan types can include commercial and industrial loans not secured by real estate, construction and land development loans, commercial real estate loans, residential mortgage loans, and consumer loans, with further segregation within certain loan types as needed.  Expected cash flows, both principal and interest, from each pool are estimated based on key assumptions covering such factors as prepayments, default rates, and severity of loss given a default.  These assumptions are developed using both historical experience and the portfolio characteristics at acquisition as well as available market research.  The fair value estimate for each pool is based on the estimate of expected cash flows from the pool discounted at prevailing market rates.

The difference at the acquisition date between the fair value and the contractual amounts due for each purchased credit performing loan pool (the “fair value discount”) is accreted into income over the estimated life of the pool.  Purchased credit performing loans are placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated portfolio.

The excess of estimated cash flows expected to be collected from each purchased credit impaired loan pool over the pool’s carrying value is referred to as the accretable yield and is recognized in interest income using an effective yield method over the expected life of the pool.  Each pool of purchased credit impaired loans is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.  Purchased credit impaired loans in pools with an accretable yield and expected cash flows that are reasonably estimable are considered to be accruing and performing even though collection of contractual payments on loans within the pool may be in doubt.  Purchased credit impaired loans are generally not subject to individual evaluation for impairment and are not reported with impaired loans or troubled debt restructurings even if they would otherwise qualify for such treatment.

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

Impaired Loans

The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable all amounts due according to the contractual terms of the loans agreement will not be collected.  A loan is not considered impaired due to a delay in payment if all amounts due, including interest accrued at the contractual interest rate of the period of delay, is expected to be collected.  Impaired loans include loans on nonaccrual and troubled debt restructurings (defined below), both performing and nonperforming.  Purchased credit impaired loans accounted for in pools with an accretable yield are considered performing and excluded from impaired loans as this accounting methodology takes into consideration expected future credit losses.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

estimates inherent losses in the portfolio based on a number of factors, including the Company’s past loan loss and delinquency experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral and current economic conditions.

The analysis and methodology for estimating the ALLL include two primary elements. A loss rate analysis which incorporates a historical loss rate as updated for current conditions is used for loans collectively evaluated for impairment, and a specific reserve analysis is used for loans individually evaluated for impairment. For the loss rate analysis, the Company segments loans into commercial non-real estate, commercial real estate – owner occupied, commercial real estate – income producing, construction and land development, residential mortgage and consumer, with further segmentation as deemed appropriate. Both quantitative and qualitative factors are applied at the detailed portfolio segments. Commercial loans (commercial non-real estate, commercial real estate – owner occupied, commercial real estate – income producing and construction and land development), are further subdivided by risk rating, while retail loans (residential mortgage and consumer) are further subdivided by delinquency. The Company uses loss emergence periods developed based on historical experience, which is currently eighteen-months for commercial loans and twelve-months for retail loans. Historical loss rates are calculated using a weighted average of the most recent three loss emergence periods. As circumstances dictate, management will make adjustments to the overall loss rate to reflect differences in current conditions as compared to those during the historical loss period. Conditions to be considered include problem loan trends, current business and economic conditions, credit concentrations, lending policies and procedures, lending staff, collateral values, loan profiles and volumes, loan review quality, and changes in competition and regulations.

When a loan is determined to be impaired, the amount of impairment is recognized by creating a specific allowance for any shortfall between the loan’s value and its recorded investment. The loan’s value is measured by either the loan’s observable market price, the fair value of the collateral of the loan (less liquidation costs) if it is collateral dependent, or by the present value of expected future cash flows discounted at the loan’s effective interest rate. Any loans individually analyzed for impairment are not incorporated into the pool analysis to avoid double counting. The Company limits the specific reserve analysis to include all impaired commercial and residential mortgage loans with balances of $1 million or greater and all loans classified as troubled debt restructurings.

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

Allowance for purchased credit performing loans is evaluated at each reporting date subsequent to acquisition.  An allowance is determined for each loan pool using a methodology similar to that described above for originated loans and then compared to the remaining fair value discount for that pool.  If the allowance is greater than the discount, the excess is recognized as an addition to the allowance through a provision for loan losses.  If the allowance is less than the discount, no additional allowance is recognized.

For purchased credit-impaired loans, estimated cash flows expected to be collected are recast at each reporting date for each loan pool. These evaluations require the continued use and updating of key assumptions and estimates such as default rates, loss severity given default and prepayment speed assumptions, similar to those used for the initial fair value estimate.  Management judgment must be applied in developing these assumptions.  If the present value of expected cash flows for a pool is less than its carrying value, impairment is recognized by an increase in the allowance for loan losses and a charge to the provision for loan losses. If the present value of expected cash flows for a pool is greater than its carrying value, any previously established allowance for loan losses is reversed and any remaining difference increases the accretable yield which will be taken into interest income over the remaining life of the loan pool.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is charged to expense over the estimated useful lives of the assets, which are up to 39 years for buildings and three to ten years for most furniture and equipment. Amortization expense for software is generally charged over three years, or seven years for core systems. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FDIC Loss Share Receivable

Loans purchased in the 2009 acquisition of Peoples First Community Bank (Peoples First) were covered by two loss share agreements between the FDIC and the Company. The loss share receivable is measured separately from the related covered loans as it is not contractually embedded in the loans and is not transferrable should the loans be sold.  The fair value of the loss share receivable at acquisition was estimated by discounting expected reimbursements for losses from the loans covered by the loss share agreements, including appropriate consideration of possible true-up payments to the FDIC at the expiration of the agreements.

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

Stockholder’s Equity

Common stock reflects shares issued at par value.  Repurchase of the Company’s common stock (treasury stock) is recorded at cost as a reduction to stockholders’ equity and included in capital surplus in the accompanying Consolidated Balance Sheets and the Statements of Changes in Stockholders’ Equity.  When treasury shares are subsequently reissued, treasury stock is reduced by the cost of such stock using the first-in-first-out method, with the difference recorded in capital surplus or retained earnings, as applicable.

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

Share-Based Payment Arrangements

The grant date fair value of equity instruments awarded to employees and directors establishes the cost of the services received in exchange, and the cost associated with awards that are expected to vest is recognized over the requisite service period. Share-based compensation for service-based awards that contain a graded vesting schedule is recognized over on a straight-line basis over the requisite service period for the entire award.  See Note 16 – Share-Based Payment Arrangements for additional information.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings Per Share

The Company calculates earnings per share using the two-class method. The two-class method allocates net income to each class of common stock and participating security according to the common dividends declared and participation rights in undistributed earnings. Participating securities currently consist of unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents.

Basic earnings per common share is computed by dividing income applicable to common shareholders by the weighted-average number of common shares outstanding for the applicable period. Shares outstanding exclude treasury shares and unvested share-based payment awards under long-term incentive compensation plans and directors’ compensation plans. Diluted earnings per common share is computed using the weighted-average number of common shares outstanding increased by the number of shares in which employees would vest under performance-based stock awards and stock unit awards based on expected performance factors and by the number of additional shares that would have been issued if potentially dilutive stock options were exercised, each as determined using the treasury stock method.

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

In April 2015, the FASB issued ASU 2015-03, “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs to simplify presentation of debt issuance costs by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts.  The guidance in this ASU does not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements.  Therefore, the FASB issued ASU 2015-15, “Interest—Imputation of Interest (Subtopic 835-30) - Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting)” to clarify the SEC staff position that they would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement.  We adopted ASU 2015-03 and ASU 2015-15 on the first day of 2016 as required by the guidance and applied it retrospectively to the first day of 2012.  Our adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.  We retrospectively adjusted the balance sheet, statement of cash flows, and long-term debt note.  The effect of the change on the financial statement line items of Other Assets and Long-term Debt was immaterial (See Note 8).

In May 2015, the FASB issued ASU 2015-07, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)” that removed the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and remove the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the net asset value per share practical expedient.  The amendments in this update were effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.  The Company early adopted this guidance with the issuance of its benefit plan financials and revised the fair value footnote disclosures (see Note 15).  The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.

In September 2015, the FASB issued ASU 2015-16 “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments” that eliminates the requirement to restate prior period financial statements for measurement period adjustments. The new guidance requires that the cumulative impact of a measurement period adjustment (including the impact on prior periods) be recognized in the reporting period in which the adjustment is identified. The new standard should be applied prospectively to measurement period adjustments that occur after the effective date. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this guidance and it did not have a material impact on the Company’s financial condition or results of operations.

Issued but Not Yet Adopted Accounting Standards

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Under the amendments in this ASU, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  Additionally, ASU No. 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test.  This ASU is effective for public business entities that are SEC filers for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

period.  The ASU should be applied using a prospective method.  The Company is currently assessing this pronouncement and the impact of adoption, but it is not expected to have a material impact on the Company’s financial condition or results of operations.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) – Clarifying the Definition of a Business,” which addresses stakeholders’ concerns that the current definition of a business is applied too broadly and analyzing transactions under the current definition is difficult and costly.  Under the amended guidance, a transaction is initially subject to a screening process to determine whether a “set” (i.e. an integrated set of assets and activities) does not qualify as a business.  Under the screen, if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or in a group of similar identifiable assets, the set is deemed not to be a business.  Further evaluation is required only if the transferred set does not meet the screen.  Under the further evaluation, to be considered a business, a set must include, at a minimum, an input and a substantive process that, together, significantly contribute to the ability to create output.  The amendment also narrows the definition of the term “output” so that it is consistent with the manner in which outputs are described in Topic 606, Revenue from Contracts with Customers.  The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods.  Early application is permitted under certain circumstances.  The amendments should be applied prospectively on or after the effective date.  The Company is currently assessing this pronouncement and the impact of adoption.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740) – Intra-Entity Transfers of Assets Other than Inventory,” which addresses stakeholders’ concerns that the limited amount of authoritative guidance has led to diversity in practice and is a source of complexity in financial reporting and results in an unfaithful representation of the economics of an intra-entity asset transfer.  The amendment eliminates the exception to the United States generally accepted accounting principle (“U.S. GAAP”) of comprehensive recognition of current and deferred income taxes that prohibits recognizing current and deferred income tax consequences for an intra-equity asset transfer (excluding the transfer of inventory) until the asset has been sold to an outside party.  The amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within those annual reporting periods.  Early adoption is permitted, including adoption in an interim period.  The amendments should be applied using a retrospective transition method to each period presented.  The Company is currently assessing this pronouncement and the impact of adoption; however, the adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credits Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The ASU, more commonly referred to as Current Expected Credit Losses, or CECL, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  In addition, the ASU amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration.  The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  Early application is permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company has begun the process of implementation and currently is not planning to early adopt.  The Company expects the guidance will result in an increase in the allowance for loan losses given the change from covering losses inherent in the portfolio to covering losses over the remaining expected life of the portfolio and the nonaccretable difference on purchased credit impaired loans moving to an allowance (offset by an increase in the carrying value of the related loans). The guidance will also result in the establishment of an allowance for credit loss on held to

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

maturity debt securities.  The amount of the increase in these allowances will be impacted by the portfolio composition and quality at the adoption date as well as economic conditions and forecasts at that time.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” to improve the accounting for employee share-based payments. Several aspects of the accounting for share-based payment award transactions are simplified, including income tax consequences; classification of awards as either equity or liabilities; and classification on the statement of cash flows. The amendments are effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  This guidance is not expected to have a material impact on the Company’s financial condition or results of operations upon adoption; however, the revised standard requires all excess tax benefits and tax deficiencies during the period to be recognized in income (rather than in equity) on a prospective basis, which could result in volatility of future earnings, depending on changes in stock prices.

In February 2016, the FASB issued ASU 2016-02 “Leases (Topic 842)” that provides new lease accounting guidance.  Under the guidance, lessees (with the exception of short-term leases) will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Lessor accounting is largely unchanged.  Lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability.  Lessees will no longer be provided with a source of off-balance sheet financing.  Public business entities should apply the amendments for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is currently assessing this pronouncement and the impact of adoption by reviewing its existing lease contracts and service contracts that may include embedded leases.  The Company expects a gross-up of its Consolidated Balance Sheets as a result of recognizing lease liabilities and right of use assets; the extent of such is under evaluation.  The Company does not expect material changes to the recognition of operating lease expense in its consolidated results of operations.

In January 2016, the FASB issued an ASU 2016-01 “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities” that improves the recognition and measurement of financial instruments through targeted changes to existing GAAP. It requires equity investments (except those that are accounted for under the equity method of accounting or result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. It also requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company is currently assessing this pronouncement; however, the adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” affecting any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Most revenue associated with financial instruments, including interest and loan origination fees, is outside the scope of the guidance. Gains and losses on investment securities, derivatives, and sales of financial instruments are also excluded from the scope.  Subsequent to issuance of the revenue recognition guidance, the FASB has issued several updates that deferred by one year the effective date for revenue recognition guidance; clarified its guidance for performing the principal-versus-agent analysis; clarified guidance for identifying performance obligations allowing entities to ignore immaterial promised goods and services in the context of a contract with a customer and other clarifying guidance and technical corrections.  Entities can elect to adopt the guidance either on a full or modified retrospective basis.  Full retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the earliest comparative period presented.  Modified retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the reporting period in which the entity first applies the new guidance.  The standard will be effective for the Company for annual reporting periods beginning after December 15, 2017.  The Company is still in process of gathering an inventory and evaluating all contracts with customers and does not plan to early adopt the guidance. The Company is also in the process of evaluating the transition method election and the impact of the guidance to noninterest income and on presentation and disclosures. The preliminary analysis suggests this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2. Securities

The amortized cost and fair value of securities classified as available for sale and held to maturity follow:

Securities Available for Sale
	December 31, 2016				December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$56,751	$—	$1,923	$54,828	$135	$—	$1	$134
Municipal obligations	253,228	113	11,186	242,155	39,410	235	38	39,607
Residential mortgage-backed securities	1,620,191	10,592	19,428	1,611,355	1,750,168	19,387	11,182	1,758,373
Commercial mortgage-backed securities	425,750	—	23,159	402,591	—	—	—	—
Collateralized mortgage obligations	202,580	490	591	202,479	291,085	140	2,192	289,033
Corporate debt securities	3,500	—	—	3,500	3,500	—	—	3,500
Equity securities	—	—	—	—	2,447	358	48	2,757
	$2,562,000	$11,195	$56,287	$2,516,908	$2,086,745	$20,120	$13,461	$2,093,404

Securities Held to Maturity
	December 31, 2016				December 31, 2015
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$50,000	$—	$44	$49,956	$50,000	$—	$410	$49,590
Municipal obligations	648,093	2,147	20,175	630,065	185,890	3,475	1,166	188,199
Residential mortgage-backed securities	862,162	4,329	3,068	863,423	1,014,135	15,585	1,589	1,028,131
Commercial mortgage-backed securities	75,739	—	4,038	71,701	—	—	—	—
Collateralized mortgage obligations	864,226	1,420	10,674	854,972	1,120,363	2,244	12,676	1,109,931
	$2,500,220	$7,896	$37,999	$2,470,117	$2,370,388	$21,304	$15,841	$2,375,851

The following tables present the amortized cost and fair value of debt securities at December 31, 2016 by contractual maturity. Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateral mortgage obligations.

(in thousands)	Amortized Cost	Fair Value
Debt Securities Available for Sale
Due in one year or less	$4,523	$4,536
Due after one year through five years	42,881	43,424
Due after five years through ten years	992,327	964,119
Due after ten years	1,522,269	1,504,829
Total available for sale debt securities	$2,562,000	$2,516,908

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)	Amortized Cost	Fair Value
Debt Securities Held to Maturity
Due in one year or less	$6,727	$6,740
Due after one year through five years	135,187	136,268
Due after five years through ten years	691,248	668,507
Due after ten years	1,667,058	1,658,602
Total held to maturity debt securities	$2,500,220	$2,470,117

The Company held no securities classified as trading at December 31, 2016 or 2015.

The details for securities classified as available for sale with unrealized losses as of December 31, 2016 follow:

Available for sale
	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$54,788	$1,923	$—	$—	$54,788	$1,923
Municipal obligations	228,588	11,186	—	—	228,588	11,186
Residential mortgage-backed securities	1,087,644	19,359	3,738	69	1,091,382	19,428
Commercial mortgage-backed securities	402,591	23,159	—	—	402,591	23,159
Collateralized mortgage obligations	83,701	591	—	—	83,701	591
	$1,857,312	$56,218	$3,738	$69	$1,861,050	$56,287

The details for securities classified as available for sale with unrealized losses as of December 31, 2015 follow:

Available for sale
	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	$—	$82	$1	$82	$1
Municipal obligations	8,296	38	—	—	8,296	38
Residential mortgage-backed securities	831,156	8,257	116,126	2,925	947,282	11,182
Collateralized mortgage obligations	208,397	1,257	33,138	935	241,535	2,192
Equity securities	20	1	1,473	47	1,493	48
	$1,047,869	$9,553	$150,819	$3,908	$1,198,688	$13,461

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The details for securities classified as held to maturity with unrealized losses as of December 31, 2016 follow:

Held to maturity
	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$49,956	$44	$—	$—	$49,956	$44
Municipal obligations	494,470	19,706	11,750	469	506,220	20,175
Residential mortgage-backed securities	278,369	3,068	—	—	278,369	3,068
Commercial mortgage-backed securities	71,701	4,038	—	—	71,701	4,038
Collateralized mortgage obligations	618,739	7,296	115,375	3,378	734,114	10,674
	$1,513,235	$34,152	$127,125	$3,847	$1,640,360	$37,999

The details for securities classified as held to maturity with unrealized losses as of December 31, 2015 follow:

Held to maturity
	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$45,590	$410	$—	$—	$45,590	$410
Municipal obligations	22,652	301	48,727	865	71,379	1,166
Residential mortgage-backed securities	349,635	1,589	—	—	349,635	1,589
Collateralized mortgage obligations	516,330	2,894	370,756	9,782	887,086	12,676
	$934,207	$5,194	$419,483	$10,647	$1,353,690	$15,841

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

Proceeds from sales of securities were approximately $173.2 million in 2016, $9.3 million in 2015, and $1.5 million in 2014. Gross gains of approximately $2.0 million and gross losses of approximately $0.2 million were recognized on sales of securities in 2016.  Gross gains and losses recognized on sales of securities in 2015 were insignificant.

Securities with carrying values totaling approximately $3.8 billion at December 31, 2016 and $3.5 billion at December 31, 2015 were pledged primarily to secure public deposits or sold under agreements to repurchase.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company generally makes loans in its market areas of south Mississippi, southern and central Alabama, south Louisiana, the Houston, Texas areas and the northern, central and panhandle regions of Florida.  Loans, net of unearned income, consisted of the following:

	December 31,
(in thousands)	2016	2015
Commercial non-real estate	$7,613,917	$6,995,824
Commercial real estate - owner occupied	1,906,821	1,859,469
Total commercial & industrial	9,520,738	8,855,293
Commercial real estate - income producing	2,013,890	1,553,082
Construction and land development	1,010,879	1,151,950
Residential mortgages	2,146,713	2,049,524
Consumer	2,059,931	2,093,465
Total loans	$16,752,151	$15,703,314

The Bank makes loans in the normal course of business to directors and executive officers of the Company and the Bank and to their associates. Loans to such related parties are made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk of collectability when originated. Balances of loans to the Company’s directors, executive officers and their associates at December 31, 2016 and 2015 were approximately $15.3 million and $17.4 million, respectively. Related party loan activity for 2016 includes new loans of $25.5 million and repayments of $27.6 million.

The Bank has a line of credit with the Federal Home Loan Bank of Dallas that is secured by blanket pledges of certain qualifying loan types.  The Bank had borrowings on this line of $865 million and $900 million at December 31, 2016 and 2015, respectively.

The following schedules show activity in the allowance for loan losses for 2016 and 2015 by portfolio segment and the corresponding recorded investment in loans as of December 31, 2016 and December 31, 2015.

	Commercial non-real estate	Commercial real estate- owner occupied	Total commercial & industrial	Commercial real estate- income producing	Construction and land development	Residential mortgages	Consumer	Total
(in thousands)	Year Ended December 31, 2016
Allowance for loan losses:
Beginning balance	$109,428	$9,858	$119,286	$6,041	$5,642	$25,353	$24,857	$181,179
Purchased credit impaired activity
Charge-offs	—	(28)	(28)	(1)	(18)	(323)	(8)	(378)
Recoveries	115	269	384	2	361	36	189	972
Net provision for loan losses	(44)	(440)	(484)	(462)	(594)	1,876	(1,740)	(1,404)
(Decrease) increase in FDIC loss share receivable	(31)	—	(31)	—	—	(4,209)	283	(3,957)
Non-purchased credit impaired activity:
Charge-offs	(42,620)	(1,819)	(44,439)	(346)	(964)	(1,040)	(26,099)	(72,888)
Recoveries	3,969	480	4,449	989	1,725	859	5,809	13,831
Net provision for loan losses	76,235	2,763	78,998	7,286	119	2,809	22,851	112,063
Ending balance	$147,052	$11,083	$158,135	$13,509	$6,271	$25,361	$26,142	$229,418
Ending balance:
Allowance:
Individually evaluated for impairment	$28,187	$246	$28,433	$466	$38	$91	$267	$29,295
Amounts related to purchased credit impaired loans	486	894	1,380	253	406	15,043	1,271	18,353
Collectively evaluated for impairment	118,379	9,943	128,322	12,790	5,827	10,227	24,604	181,770
Total allowance	$147,052	$11,083	$158,135	$13,509	$6,271	$25,361	$26,142	$229,418
Loans:
Individually evaluated for impairment	$271,262	$6,268	$277,530	$15,376	$1,938	$4,347	$2,154	$301,345
Purchased credit impaired loans	11,368	13,323	24,691	7,928	5,271	141,992	11,033	190,915
Collectively evaluated for impairment	7,331,287	1,887,230	9,218,517	1,990,586	1,003,670	2,000,374	2,046,744	16,259,891
Total loans	$7,613,917	$1,906,821	$9,520,738	$2,013,890	$1,010,879	$2,146,713	$2,059,931	$16,752,151

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Commercial non-real estate	Commercial real estate- owner occupied	Total commercial & industrial	Commercial real estate- income producing	Construction and land development	Residential mortgages	Consumer	Total

(in thousands)	Year Ended December 31, 2015
Allowance for loan losses:
Beginning balance	$51,169	$13,536	$64,705	$7,546	$6,421	$28,660	$21,430	$128,762
Purchased credit impaired activity
Charge-offs	(1,427)	(390)	(1,817)	(2,353)	(410)	(772)	(143)	(5,495)
Recoveries	1,704	971	2,675	21	910	84	196	3,886
Net provision for loan losses	(1,018)	(1,848)	(2,866)	822	(845)	1,147	(1,313)	(3,055)
Increase (decrease) in FDIC loss share receivable	276	(396)	(120)	919	(6)	(3,405)	(188)	(2,800)
Non-purchased credit impaired activity:
Charge-offs	(6,934)	(1,002)	(7,936)	(480)	(2,424)	(1,635)	(16,688)	(29,163)
Recoveries	3,342	1,663	5,005	742	2,179	687	4,338	12,951
Net provision for loan losses	62,316	(2,676)	59,640	(1,176)	(183)	587	17,225	76,093
Ending balance	$109,428	$9,858	$119,286	$6,041	$5,642	$25,353	$24,857	$181,179
Ending balance:
Allowance:
Individually evaluated for impairment	$19,031	$23	$19,054	$1,382	$392	$127	$33	$20,988
Amounts related to purchased credit impaired loans	446	1,093	1,539	714	657	17,663	2,547	23,120
Collectively evaluated for impairment	89,951	8,742	98,693	3,945	4,593	7,563	22,277	137,071
Total allowance	$109,428	$9,858	$119,286	$6,041	$5,642	$25,353	$24,857	$181,179
Loans:
Individually evaluated for impairment	$81,622	$5,409	$87,031	$11,122	$14,226	$895	$152	$113,426
Purchased credit impaired loans	12,004	17,431	29,435	9,193	12,103	162,268	12,839	225,838
Collectively evaluated for impairment	6,902,198	1,836,629	8,738,827	1,532,767	1,125,621	1,886,361	2,080,474	15,364,050
Total loans	$6,995,824	$1,859,469	$8,855,293	$1,553,082	$1,151,950	$2,049,524	$2,093,465	$15,703,314

Impaired Loans

The following table shows the composition of nonaccrual loans by portfolio class.  Purchased credit impaired loans accounted for in pools with an accretable yield are considered to be performing and are excluded from the table.

	December 31,
(in thousands)	2016	2015
Commercial non-real estate	$249,037	$88,743
Commercial real estate - owner occupied	14,413	10,001
Total commercial & industrial	263,450	98,744
Commercial real estate - income producing	13,954	10,815
Construction and land development	4,550	17,294
Residential mortgages	23,665	23,799
Consumer	12,351	9,061
Total loans	$317,970	$159,713

Nonaccrual loans include loans modified in troubled debt restructurings (TDRs) of $81.9 million and $8.8 million, respectively, at December 31, 2016 and 2015. Total TDRs, both accruing and nonaccruing, were $121.7 million at December 31, 2016 and $13.1 million at December 31, 2015.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The table below details the TDRs that occurred during 2016 and 2015 by portfolio segment. All are individually evaluated for impairment.

	Years Ended
($ in thousands)	2016			2015
		Outstanding Recorded Investment			Outstanding Recorded Investment
Troubled Debt Restructurings:	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Commercial non-real estate	38	$128,449	$128,449	1	$4,420	$4,420
Commercial real estate - owner occupied	1	148	148	—	—	—
Total commercial & industrial	39	128,597	128,597	1	4,420	4,420
Commercial real estate - income producing	1	2,943	2,943	1	485	482
Construction and land development	—	—	—	—	—	—
Residential mortgages	7	694	694	4	195	185
Consumer	—	—	—	1	20	20
Total loans	47	$132,234	$132,234	7	$5,120	$5,107

The TDRs during the twelve months ended December 31, 2016 reflected in the table above include $108.9 million of loans with extended amortization terms or other payment concessions, $22.8 million of loans with significant covenant waivers and $0.5 million with other modifications.  The TDRs during the twelve months ended December 31, 2015 include $5.0 million of loans with extended terms or other payment concessions and $0.1 million of other modifications.

No TDRs subsequently defaulted within twelve months of modification for the years ended December 31, 2016 and December 31, 2015.

The tables below present loans that are individually evaluated for impairment disaggregated by class at December 31, 2016 and December 31, 2015. Loans individually evaluated for impairment include TDRs and loans that are determined to be impaired and have aggregate relationship balances of $1 million or more.

	December 31, 2016
(in thousands)	Recorded investment without an allowance	Recorded investment with an allowance	Unpaid principal balance	Related allowance
Commercial non-real estate	$150,650	$120,612	$295,445	$28,187
Commercial real estate - owner occupied	4,261	2,007	6,646	246
Total commercial & industrial	154,911	122,619	302,091	28,433
Commercial real estate - income producing	10,447	4,929	15,708	466
Construction and land development	1,106	832	2,903	38
Residential mortgages	2,877	1,470	4,865	91
Consumer	—	2,154	2,155	267
Total loans	$169,341	$132,004	$327,722	$29,295

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
(in thousands)	Recorded investment without an allowance	Recorded investment with an allowance	Unpaid principal balance	Related allowance
Commercial non-real estate	$34,788	$46,834	$84,988	$19,031
Commercial real estate - owner occupied	4,747	661	5,931	23
Total commercial & industrial	39,535	47,495	90,919	19,054
Commercial real estate - income producing	3,038	8,085	11,363	1,382
Construction and land development	12,461	1,765	14,784	392
Residential mortgages	—	895	1,405	127
Consumer	—	152	152	33
Total loans	$55,034	$58,392	$118,623	$20,988

	Years Ended
	December 31, 2016		December 31, 2015
(in thousands)	Average Recorded Investment	Interest income recognized	Average Recorded Investment	Interest income recognized
Commercial non-real estate	$211,324	$1,164	$41,274	$11
Commercial real estate - owner occupied	6,151	44	14,269	54
Total commercial & industrial	217,475	1,208	55,543	65
Commercial real estate - income producing	9,347	106	11,396	85
Construction and land development	6,366	1	5,508	66
Residential mortgages	2,109	10	1,618	22
Consumer	716	5	119	4
Total loans	$236,013	$1,330	$74,184	$242

Aging Analysis

The following table presents the age analysis of past due loans at December 31, 2016 and December 31, 2015. Purchased credit impaired loans with an accretable yield are considered to be current in the following delinquency table:

December 31, 2016	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and accruing
(in thousands)
Commercial non-real estate	$19,722	$1,909	$68,505	$90,136	$7,523,781	$7,613,917	$384
Commercial real estate - owner occupied	3,008	581	6,310	9,899	1,896,922	1,906,821	52
Total commercial & industrial	22,730	2,490	74,815	100,035	9,420,703	9,520,738	436
Commercial real estate - income producing	838	50	5,026	5,914	2,007,976	2,013,890	216
Construction and land development	694	171	5,300	6,165	1,004,714	1,010,879	1,563
Residential mortgages	24,599	8,816	14,369	47,784	2,098,929	2,146,713	1
Consumer	18,621	7,441	9,147	35,209	2,024,722	2,059,931	823
Total loans	$67,482	$18,968	$108,657	$195,107	$16,557,044	$16,752,151	$3,039

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and accruing
(in thousands)
Commercial non-real estate	$17,406	$1,468	$25,007	$43,881	$6,951,943	$6,995,824	$3,060
Commercial real estate - owner occupied	5,898	802	6,646	13,346	1,846,123	1,859,469	535
Total commercial & industrial	23,304	2,270	31,653	57,227	8,798,066	8,855,293	3,595
Commercial real estate - income producing	871	603	6,382	7,856	1,545,226	1,553,082	499
Construction and land development	19,886	436	4,043	24,365	1,127,585	1,151,950	1,230
Residential mortgages	18,657	4,360	11,840	34,857	2,014,667	2,049,524	163
Consumer	16,309	4,432	8,645	29,386	2,064,079	2,093,465	2,166
Total loans	$79,027	$12,101	$62,563	$153,691	$15,549,623	$15,703,314	$7,653

Credit Quality Indicators

The following table presents the credit quality indicators of the Company’s various classes of loans at December 31, 2016 and December 31, 2015.

	December 31, 2016
(in thousands)	Commercial non-real estate	Commercial real estate - owner occupied	Total commercial & industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$6,364,348	$1,719,114	$8,083,462	$1,873,644	$968,505	$10,925,611
Pass-Watch	203,311	47,676	250,987	78,309	22,592	351,888
Special Mention	181,763	40,299	222,062	22,492	4,142	248,696
Substandard	846,793	99,732	946,525	39,434	15,640	1,001,599
Doubtful	17,702	—	17,702	11	—	17,713
Total	$7,613,917	$1,906,821	$9,520,738	$2,013,890	$1,010,879	$12,545,507

	December 31, 2015
(in thousands)	Commercial non-real estate	Commercial real estate - owner occupied	Total commercial & industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$6,260,863	$1,718,725	$7,979,588	$1,502,484	$1,095,296	$10,577,368
Pass-Watch	168,589	31,764	200,353	14,717	6,841	221,911
Special Mention	211,230	41,147	252,377	5,905	12,297	270,579
Substandard	355,098	67,833	422,931	29,960	37,516	490,407
Doubtful	44	—	44	16	—	60
Total	$6,995,824	$1,859,469	$8,855,293	$1,553,082	$1,151,950	$11,560,325

	December 31, 2016			December 31, 2015
(in thousands)	Residential mortgage	Consumer	Total	Residential mortgage	Consumer	Total
Performing	$2,123,048	$2,046,757	$4,169,805	$2,025,563	$2,082,238	$4,107,801
Nonperforming	23,665	13,174	36,839	23,961	11,227	35,188
Total	$2,146,713	$2,059,931	$4,206,644	$2,049,524	$2,093,465	$4,142,989

Below are the definitions of the Company’s internally assigned grades:

Commercial:

•	Pass - loans properly approved, documented, collateralized, and performing which do not reflect an abnormal credit risk.
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

Purchased Credit Impaired Loans

Changes in the carrying amount of acquired-impaired loans and accretable yield are presented in the following table for the years ended December 31, 2016 and 2015:

	Years Ended
	December 31, 2016		December 31, 2015
	Carrying		Carrying
	Amount	Accretable	Amount	Accretable
(in thousands)	of Loans	Yield	of Loans	Yield
Balance at beginning of period	$225,838	$129,488	$313,685	$187,456
Payments received, net	(55,194)	(11,024)	(115,847)	(21,978)
Accretion	20,271	(20,271)	28,000	(28,000)
Increase (decrease) in expected cash flows based on actual
cash flow and changes in cash flow assumptions	—	5,358	—	(4,238)
Net transfers from nonaccretable difference
to accretable yield	—	10,135	—	(3,752)
Balance at end of period	$190,915	$113,686	$225,838	$129,488

Loans acquired in an FDIC-assisted transaction and the related FDIC loss share receivable

Loans purchased in the 2009 acquisition of Peoples First Community Bank were covered by two loss share agreements between the FDIC and the Company.  The loss share agreement covering the non-single family portfolio expired in December 2014 and is now in a three year recovery period where 80% of recoveries on reimbursed losses are due to the FDIC.  The loss share agreement covering the single family portfolio expires in December 2019.  As of December 31, 2016, $149 million of purchased credit impaired loans were covered by the single family loss share agreement, providing considerable protection against credit risk.

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

The following schedule shows activity in the FDIC loss share receivable for 2016 and 2015:

	Years Ended December 31,
(in thousands)	2016	2015
Balance, January 1	$29,868	$60,272
Amortization	(5,918)	(5,747)
Charge-offs, write-downs and other (recoveries) losses	(8,264)	(8,072)
External expenses qualifying under loss share agreement	1,356	2,677
Changes due to changes in cash flow projections	(3,957)	(2,800)
FDIC resolution of denied claims	—	(2,411)
Net payments to (from) FDIC	3,134	(14,051)
Balance, December 31	$16,219	$29,868

Residential Mortgage Loans in Process of Foreclosure

Included in loans are $10.1 million and $7.4 million of consumer loans secured by single family residential mortgage real estate that are in process of foreclosure as of December 31, 2016 and December 31, 2015, respectively. Of these loans, $4.9 million and $4.1 million, respectively, are covered by an FDIC loss share agreement that provides significant protection against losses. Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. In addition to the single family residential real estate loans in process of foreclosure, the Company also held $3.1 million and $9.3 million of foreclosed single family residential properties in other real estate owned as of December 31, 2016 and December 31, 2015, respectively. Of these foreclosed properties, $0.9 million and $1.6 million as of  December 31, 2016 and December 31, 2015, respectively, are also covered by the FDIC loss share agreement.

Loans Held for Sale

Loans held for sale totaled $34.1 million and $20.4 million, respectively, at December 31, 2016 and 2015. Substantially all loans held for sale are residential mortgage loans originated on a best-efforts basis, whereby a commitment by a third party to purchase the loan has been received concurrent with the Bank’s commitment to the borrower to originate the loan.

Note 4. Property and Equipment

Property and equipment consisted of the following.

	December 31,
(in thousands)	2016	2015
Land and land improvements	$79,412	$81,940
Buildings and leasehold improvements	335,566	339,309
Furniture, fixtures and equipment	96,565	95,364
Software	70,370	65,383
Assets under development	10,826	4,782
	592,739	586,778
Accumulated depreciation and amortization	(231,127)	(209,763)
Property and equipment, net	$361,612	$377,015

Depreciation and amortization expense was $28.4 million, $28.8 million and $30.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5. Goodwill and Other Intangible Assets

Goodwill represents the excess of the consideration exchanged over the fair value of the net assets acquired in purchase business combinations. The carrying amount of goodwill was $621.2 million at both December 31, 2016 and 2015. The Company completed its annual goodwill impairment test as of September 30, 2016 and concluded that there was no impairment of goodwill.

The Company used multiple approaches to measure its fair value at September 30, 2016. These included an income approach using the discounted net present value of estimated future cash flows, a price to earnings ratio approach using the estimated 2017 EPS multiplied by the Company’s current peer group average PE ratio and adjusted for a control premium, a transaction or price-to-book multiple approach using the actual price paid by similar companies in recent acquisition transactions, and a market capitalization approach using the Company’s actual market capitalization.

The results from each of the approaches were relatively similar with little disparity and were combined and weighted to derive an estimated fair market value for the Company.  Equal weightings were given to all of the approaches. The weighted approach resulted in a fair market value approximately 23% higher than book at September 30, 2016.

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

No goodwill impairment charges were recognized during 2016, 2015, or 2014.

Identifiable intangible assets with finite lives are amortized over the periods benefited and are evaluated for impairment similar to other long-lived assets. In 2015, the Company eliminated the $1.1 million remaining carrying value of CDI in conjunction with the sale of four Houston, Texas branches on March 27, 2015. The carrying value of intangible assets subject to amortization was as follows.

	December 31, 2016
	Purchase	Accumulated	Carrying
(in thousands)	Value	Amortization	Value
Core deposit intangibles	$190,655	$113,436	$77,219
Credit card and trust relationships	22,400	14,907	7,493
Merchant processing relationships	10,000	6,955	3,045
	$223,055	$135,298	$87,757

	December 31, 2015
	Purchase	Accumulated	Carrying
(in thousands)	Value	Amortization	Value
Core deposit intangibles	$190,655	$97,026	$93,629
Credit card and trust relationships	22,400	12,735	9,665
Trade name	11,722	11,722	—
Merchant processing relationships	10,000	5,756	4,244
	$234,777	$127,239	$107,538

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Years Ended December 31,
(in thousands)	2016	2015	2014
Aggregate amortization expense for:
Core deposit intangibles	$16,411	$18,031	$19,897
Credit card and trust relationships	2,172	2,369	2,566
Value of insurance business acquired	—	—	34
Non-compete agreements	—	—	100
Trade name	—	2,388	2,605
Merchant processing relationships	1,198	1,396	1,595
	$19,781	$24,184	$26,797

The weighted-average remaining life of core deposit intangibles is 9 years. The weighted-average remaining life of other identifiable intangibles is 6 years.

The following table shows estimated amortization expense of other intangible assets for the five succeeding years and thereafter, calculated based on current amortization schedules.

(in thousands)

2017	$17,815
2018	16,062
2019	13,747
2020	10,124
2021	8,452
Thereafter	21,557
$87,757

Note 6. Time Deposits

The maturity of time deposits at December 31, 2016 follows.

(in thousands)
2017	$2,070,390
2018	312,165
2019	87,587
2020	18,087
2021	15,513
Thereafter	6,402
Total time deposits	$2,510,144

Certificates of deposits of more than $250,000 totaled approximately $623 million at December 31, 2016.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7. Short-Term Borrowings

The following table presents information concerning short-term borrowings.

	December 31,
(in thousands)	2016	2015
Federal funds purchased:
Amount outstanding at period-end	$2,275	$10,100
Average amount outstanding during period	14,052	15,992
Maximum amount at any month-end during period	59,475	13,675
Weighted-average interest at period-end	0.38%	0.13%
Weighted-average interest rate during period	0.50%	0.26%
Securities sold under agreements to repurchase:
Amount outstanding at period-end	$358,131	$513,544
Average amount outstanding during period	454,571	539,169
Maximum amount at any month-end during period	579,099	609,671
Weighted-average interest at period-end	0.04%	0.03%
Weighted-average interest rate during period	0.03%	0.03%
FHLB borrowings:
Amount outstanding at period-end	$865,000	$900,000
Average amount outstanding during period	943,570	469,973
Maximum amount at any month-end during period	1,175,000	900,000
Weighted-average interest at period-end	0.54%	0.32%
Weighted-average interest rate during period	0.41%	0.18%

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

The $865 million of FHLB borrowings at December 31, 2016, consist of three $225 million and one $190 million variable-rate term notes,  $415 million maturing in 2017 and $450 million maturing in 2020. These notes re-price monthly. At the Company’s option, the notes may be re-paid, either in whole or in-part, on any monthly re-pricing date subject to a two week advanced notice requirement, and therefore are classified as short-term borrowings.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8. Long-Term Debt

Effective January 1, 2016, the Company retrospectively adopted accounting guidance intended to simplify the presentation of debt issuance costs by requiring that costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.  Historically, debt issuance costs were reported in the “Other Assets” line items in the Consolidated Balance Sheets and Statements of Cash Flows.  All historical periods have been restated to reflect the revised presentation and new required disclosures are reflected below.  The adoption of this guidance did not have a material impact on the Company’s financial condition or operation results.

Long-term debt consisted of the following.

	December 31,
(in thousands)	2016	2015
Subordinated notes payable, maturing June 2045	$150,000	$150,000
Subordinated notes payable, maturing April 2017	95,511	98,011
Term note payable, maturing December 2018	107,100	125,000
Other long-term debt	89,196	122,988
Less unamortized debt issuance costs	(5,527)	(5,854)
Total long-term debt	$436,280	$490,145

		Unamortized
		Debt
		Issuance
(in thousands)	Principal	Costs
Subordinated notes payable, maturing June 2045	$150,000	$4,956
Subordinated notes payable, maturing April 2017	95,511	—
Term note payable, maturing December 2018	107,100	571
Other long-term debt	89,196	—
Total	$441,807	$5,527

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

The subordinated notes payable maturing April 2017 accrue interest at a fixed rate of 5.875% per annum. As of December 31, 2015, 20% of the balance of these notes qualified as Tier 2 capital in the calculation of certain regulatory capital ratios. The notes no longer qualified as Tier 2 capital as of April 1, 2016.

On December 18, 2015, the Company entered into a senior unsecured single-draw term loan facility totaling $125 million, all of which was borrowed on the closing date. Amounts borrowed under the loan facility bear interest at a variable rate based on LIBOR plus 1.50% per annum. The loan agreement requires quarterly principal payments of $4.5 million, and outstanding borrowings may be prepaid in whole or in part at any time prior to the December 18, 2018 maturity date without premium or penalty, subject to reimbursement of certain lenders’ costs.

The Company must satisfy certain financial covenants on the term note payable and is subject to other restrictions customary in financings, none of which are expected to adversely impact the operations of the Company. Financial covenants cover, among other things, the maintenance of minimum levels for regulatory capital ratios, consolidated net worth, consolidated return on assets, and holding company liquidity and dividend capacity, and specify a maximum ratio of consolidated nonperforming assets to consolidated total loans and other real estate, calculated without FDIC-covered assets. The Company was in compliance with all covenants as of December 31, 2016.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of December 31, 2016 and 2015.

				Fair Values (1)
		Notional Amounts		Assets		Liabilities
	Type of	December 31,		December 31,		December 31,
(in thousands)	Hedge	2016	2015	2016	2015	2016	2015
Derivatives designated
as hedging instruments:
Interest rate swaps	Cash Flow	$1,100,000	$500,000	$—	$—	$7,787	$281
		$1,100,000	$500,000	$—	$—	$7,787	$281
Derivatives not designated
as hedging instruments:
Interest rate swaps (2)	N/A	$979,391	$780,871	$18,405	$20,622	$18,362	$21,007
Risk participation agreements	N/A	84,732	83,430	50	83	105	162
Forward commitments to sell
residential mortgage loans	N/A	75,676	55,128	900	263	221	336
Interest rate-lock commitments
on residential mortgage loans	N/A	46,840	38,853	189	243	228	167
Foreign exchange forward
contracts	N/A	56,152	44,068	771	2,040	729	2,015
		$1,242,791	$1,002,350	$20,315	$23,251	$19,645	$23,687

(1)	Derivative assets and liabilities are reported with other assets or other liabilities, respectively, in the consolidated balance sheets.
(2)	The notional amount represents both the customer accommodation agreements and offsetting agreements with unrelated financial institutions

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans.  For each agreement, the Company receives interest at a fixed rate and pays at a variable rate.  The swap agreements expire as follows:  notional amount of $500 million in 2017;  $200 million in 2018;  $200 million in  2019; and $200 million in 2020.

During the term of the swap agreements, the effective portion of changes in the fair value of the derivative instruments are recorded in Accumulated Other Comprehensive Income (“AOCI”) and subsequently reclassified into earnings in the periods that the hedged forecasted variable-rate interest payments affects earnings. The impact on AOCI is reflected in Note 10. There was no ineffective portion of the change in fair value of the derivative recognized directly in earnings.

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

Effect of Derivative Instruments on the Income Statement

Derivative income consisting primarily of customer interest rate swap fees, net of fair value adjustments, is reflected in the income statement in other noninterest income, totaling $5.2 million,  $2.7 million and $1.6 million for the years ended December 31, 2016, 2015 and 2014, respectively. The impact to interest income from cash flow hedges was $2.3 million,  $2.1 million, and $0.3 million for the years ended December 31, 2016,  2015, and 2014, respectively.

Credit Risk-Related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial counterparty to terminate the contracts in certain circumstances, such as the downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. As of December 31, 2016, the aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a net liability position was $22.1 million, for which the Bank had posted collateral of $19.1 million.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Offsetting Assets and Liabilities

The Bank’s derivative instruments to certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero. Offsetting information in regards to derivative assets and liabilities subject to these master netting agreements at December 31, 2016 and December 31, 2015 is presented in the following tables:

As of December 31, 2016
		Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Statement of Financial Position	Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$4,788	$—	$4,788	$4,788	$—	$—
Derivative Liabilities	$26,846	$—	$26,846	$4,788	$19,095	$2,963

As of December 31, 2015
		Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Statement of Financial Position	Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$224	$—	$224	$224	$—	$—
Derivative Liabilities	$21,034	$—	$21,034	$224	$23,482	$(2,672)

The company has excess collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

Note 10. Stockholders’ Equity

The presentation of the components of shareholders’ equity was modified from prior filings to consolidate treasury stock into surplus in the consolidated balance sheets and statements of changes in shareholders’ equity in order to simplify the presentation.  Additional information on treasury stock is reflected in the common shares outstanding section below.

Stock Issuance

On December 16, 2016, the Company completed the issuance and sale of 6.3 million shares of common stock at a purchase price of $41.00 per share for total proceeds of $259 million, net of issuance cost.

Stock Repurchase Program

On August 28, 2015, the Company’s Board of Directors approved a stock repurchase plan that authorized the repurchase of up to 5%, or approximately 3.9 million shares of its outstanding common stock, until it expired on September 2016.  Under this plan, the Company repurchased 741,393 shares of its common stock at an average price of $27.44 per share.  There were no shares repurchased under this plan in 2016.

In March 2015, the Company completed the prior stock repurchase program that had been approved by the Company’s Board of Directors on July 16, 2014 which authorized the repurchase of up to 5%, or approximately 4.1 million shares, of its outstanding common stock. Under this plan, the Company repurchased a total of 4.1 million shares of its common stock at an average price of $30.02 per share.

Common Shares Outstanding

Shares outstanding exclude treasury shares of 1.3 million and 8.1 million at December 31, 2016 and 2015, respectively, with a first-in-first-out cost basis of $24.1 million and $226.4 million at December 31, 2016 and 2015, respectively.  Shares outstanding also exclude unvested restricted share awards of 2.0 million and 1.9 million at December 31, 2016 and 2015, respectively.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accumulated Other Comprehensive Income (Loss)

A roll forward of the components of AOCI is included as follows:

(in thousands)	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Cash Flow Hedges	Total
Balance, December 31, 2013	$8,263	$(21,189)	$(22,453)	$—	$(35,379)
Net change in unrealized gain (loss)	15,413	—	—	(592)	14,821
Reclassification of net loss realized
and included in earnings	—	—	390	—	390
Valuation adjustment for employee benefit plans	—	—	(41,244)	—	(41,244)
Amortization of unrealized net loss on securities
transferred to held to maturity	—	3,297	—	—	3,297
Income tax expense (benefit)	5,675	1,182	(14,681)	(217)	(8,041)
Balance, December 31, 2014	$18,001	$(19,074)	$(48,626)	$(375)	$(50,074)
Net change in unrealized (loss) gain	(21,581)	—	—	311	(21,270)
Reclassification of net (gain) loss realized
and included in earnings	(165)	—	3,175	—	3,010
Valuation adjustment for employee benefit plans	—	—	(33,971)	—	(33,971)
Amortization of unrealized net loss on securities
transferred to held to maturity	—	3,530	—	—	3,530
Income tax (benefit) expense	(8,013)	1,251	(11,532)	114	(18,180)
Balance, December 31, 2015	$4,268	$(16,795)	$(67,890)	$(178)	$(80,595)
Net change in unrealized loss	(49,839)	—	—	(7,507)	(57,346)
Reclassification of net (gain) loss realized
and included in earnings	(1,912)	—	5,928	—	4,016
Valuation adjustment for employee benefit plans	—	—	(12,748)	—	(12,748)
Amortization of unrealized net loss on securities
transferred to held to maturity	—	3,830	—	—	3,830
Income tax (benefit) expense	(18,804)	1,427	(2,209)	(2,725)	(22,311)
Balance, December 31, 2016	$(28,679)	$(14,392)	$(72,501)	$(4,960)	$(120,532)

AOCI is reported as a component of stockholders’ equity. AOCI includes unrealized gains and losses on available for sale (“AFS”) securities and unrealized losses on AFS securities that were transferred to held to maturity (“HTM”) securities in the third quarter of 2013. Such amounts on the transferred securities will be amortized over the estimated remaining life of the security as an adjustment to yield, offsetting the related amortization of the net premium created in the transfer. Subject to certain thresholds, unrealized losses on employee benefit plans will be reclassified into income as pension and post retirement costs are recognized over the remaining service period of plan participants. Accumulated gains/losses on the cash flow hedge of the variable-rate loans described in Note 9 will be reclassified into income over the life of the hedge. Gains (losses) in AOCI are net of deferred income taxes.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows the line items in the consolidated income statements affected by amounts reclassified from AOCI:

Amount reclassified from AOCI (a)	Year Ended December 31,		Increase (decrease) in affected line
(in thousands)	2016	2015	item in the income statement
Gain on sale of AFS securities	$1,912	$165	Securities gains
Tax effect	(694)	(58)	Income taxes
Net of tax	1,218	107	Net income
Amortization of unrealized net loss on
securities transferred to HTM	$(3,830)	$(3,530)	Interest income
Tax effect	1,427	1,236	Income taxes
Net of tax	(2,403)	(2,294)	Net income
Amortization of defined benefit pension and
post-retirement items (b)	$(5,928)	$(3,175)	Employee benefits expense
Tax effect	1,920	1,111	Income taxes
Net of tax	(4,008)	(2,064)	Net income
Total reclassifications, net of tax	$(5,193)	$(4,251)	Net income

(a)	Amounts in parenthesis indicate reduction in net income.
(b)	These AOCI components are included in the computation of net periodic pension and post-retirement cost that is reported with employee benefits expense (see footnote 15 for additional details).

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

To evaluate capital adequacy, regulators compare an institution’s regulatory capital ratios with their agency guidelines, as well as with the guidelines established as part of the uniform regulatory framework for prompt corrective supervisory action toward financial institutions. The framework for prompt corrective action categorizes capital levels into one of five classifications rating from well-capitalized to critically under-capitalized. For an institution to be eligible to be classified as well capitalized its total risk-based capital ratios must be at least 10.0% for total capital, 6.5% for Tier 1 Common Equity and 8.0% for Tier 1 capital, and its leverage ratio must be at least 5.0%. In reaching an overall conclusion on capital adequacy or assigning a classification under the uniform framework, regulators also consider other subjective and quantitative measures of risk associated with an institution. The Company and the Bank were deemed to be well capitalized based upon the most recent notifications from their regulators. There are no conditions or events since those notifications that management believes would change the classifications. At December 31, 2016 and 2015, the Company and the Bank were in compliance with all of their respective minimum regulatory capital requirements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of the actual regulatory capital amounts and ratios for the Company and the Bank together with corresponding regulatory capital requirements at December 31, 2016 and 2015:

	Actual		Required for Minimum Capital Adequacy		Required To Be Well Capitalized
($ in thousands)	Amount	Ratio %	Amount	Ratio %	Amount	Ratio %
At December 31, 2016
Tier 1 leverage capital
Company	$2,184,812	9.56	$914,520	4.00	$1,143,150	5.00
Whitney Bank	2,011,719	8.83	911,091	4.00	1,138,864	5.00
Common equity tier 1 (to risk weighted assets)
Company	$2,184,812	11.26	$873,192	4.50	$1,261,277	6.50
Whitney Bank	2,011,719	10.39	871,361	4.50	1,258,633	6.50
Tier 1 capital (to risk weighted assets)
Company	$2,184,812	11.26	$1,164,256	6.00	$1,552,341	8.00
Whitney Bank	2,011,719	10.39	1,161,815	6.00	1,549,086	8.00
Total capital (to risk weighted assets)
Company	$2,564,230	13.21	$1,552,341	8.00	$1,940,427	10.00
Whitney Bank	2,241,137	11.57	1,549,086	8.00	1,936,358	10.00
At December 31, 2015
Tier 1 leverage capital
Company	$1,844,992	8.55	$863,289	4.00	$1,079,111	5.00
Whitney Bank	1,965,332	9.16	858,551	4.00	1,073,189	5.00
Common equity tier 1 (to risk weighted assets)
Company	$1,844,992	9.96	$833,216	4.50	$1,203,534	6.50
Whitney Bank	1,965,332	10.64	830,985	4.50	1,200,312	6.50
Tier 1 capital (to risk weighted assets)
Company	$1,844,992	9.96	$1,110,954	6.00	$1,481,272	8.00
Whitney Bank	1,965,332	10.64	1,107,980	6.00	1,477,306	8.00
Total capital (to risk weighted assets)
Company	$2,195,913	11.86	$1,481,272	8.00	$1,851,590	10.00
Whitney Bank	2,166,253	11.73	1,477,306	8.00	1,846,633	10.00

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11. Other Noninterest Income and Other Noninterest Expense

The components of other noninterest income and other noninterest expense are as follows:

	Years Ended December 31,
(in thousands)	2016	2015	2014
Other noninterest income:
Income from bank-owned life insurance	$13,596	$10,881	$10,314
Credit-related fees	9,926	11,057	11,121
Income from derivatives	5,196	2,745	1,645
Gain on sales of assets	7,814	186	1,279
Safety deposit box income	1,696	1,758	1,830
Other miscellaneous income	9,254	9,334	9,249
Total other noninterest income	$47,482	$35,961	$35,438

Other noninterest expense:
Advertising	$10,938	$11,225	$8,937
Ad valorem and franchise taxes	8,741	10,498	10,492
Printing and supplies	4,422	4,851	4,550
Insurance expense	3,275	3,482	3,919
Travel	4,268	5,331	4,066
Entertainment and contributions	7,122	6,723	5,762
Tax credit investment amortization	4,263	8,513	8,817
Other miscellaneous expense	29,535	21,580	30,585
Total other noninterest expense	$72,564	$72,203	$77,128

Note 12. Income Taxes

Income tax expense included in net income consisted of the following components:

	Years Ended December 31,
(in thousands)	2016	2015	2014
Included in net income
Current federal	$43,777	$17,378	$41,441
Current state	1,689	4,241	1,487
Total current provision	45,466	21,619	42,928
Deferred federal	(6,127)	15,457	21,483
Deferred state	(1,712)	1,228	2,054
Total deferred provision	(7,839)	16,685	23,537
Total included in net income	$37,627	$38,304	$66,465

Income tax expense does not reflect the tax effects of amounts recognized in other comprehensive income and in AOCI, a separate component of stockholder’s equity.  These amounts include unrealized gains and losses on securities available for sale or transferred to held to maturity, unrealized gains and losses on derivatives and hedging transactions, and valuation adjustments of defined benefit and other post-retirement benefit plans.  Refer to Note 10 for additional information on stockholder’s equity and AOCI.

Income tax expense(benefit) resulting from stock transactions under the company’s stock based compensation plans are reflected in capital surplus, a component of stockholder’s equity.  The amounts impacting capital surplus for the years 2016, 2015 and 2014 were a decrease of $0.4 million, an increase of $0.2 million and an increase of $0.9 million, respectively.

Temporary differences arise between the tax bases of assets or liabilities and their carrying amounts for financial reporting purposes. The expected tax effects when these differences are resolved are recorded currently as deferred tax assets or liabilities.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2016	2015
Deferred tax assets:
Allowance for loan losses	$89,120	$72,940
Employee compensation and benefits	28,401	26,853
Loan purchase accounting adjustments	12,047	18,977
Tax credit carryforward	29,085	42,850
Securities	23,169	5,038
State net operating loss	1,690	1,910
Other	14,583	10,928
Gross deferred tax assets	198,095	179,496
State valuation allowance	(1,690)	(1,910)
Subtotal valuation allowance	(1,690)	(1,910)
Net deferred tax assets	196,405	177,586
Deferred tax liabilities:
Fixed assets & intangibles	(74,518)	(80,389)
FDIC indemnification asset	(6,293)	(10,688)
Other	(11,159)	(10,679)
Gross deferred tax liabilities	(91,970)	(101,756)
Net deferred tax asset	$104,435	$75,830

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

	Years Ended December 31,
	2016		2015		2014
($ in thousands)	Amount	%	Amount	%	Amount	%
Taxes computed at statutory rate	$65,423	35.0%	$59,418	35.0%	$84,766	35.0%
Increases (decreases) in taxes resulting from:
State income taxes, net of federal income
tax benefit	1,917	1.0	2,595	1.5	4,649	1.9
Tax-exempt interest	(14,497)	(7.8)	(7,849)	(4.6)	(6,301)	(2.6)
Bank owned life insurance	(4,833)	(2.6)	(3,798)	(2.2)	(3,554)	(1.5)
Tax credits	(10,518)	(5.6)	(12,495)	(7.4)	(16,577)	(6.8)
Other, net	135	0.1	433	0.3	3,482	1.4
Income tax expense	$37,627	20.1%	$38,304	22.6%	$66,465	27.4%

As of December 31, 2016, the Company had approximately $29 million in federal and state tax credit carryforwards that originated in the tax years from 2013 through 2016. The federal and state carryforwards begin expiring in 2035 and 2020, respectively. These carryforwards are primarily from investments in federal and state NMTC projects. The Company had approximately $33 million in state net operating loss carryforwards that originated in the tax years 2004 through 2016 and that begin expiring in 2019. A valuation allowance has been established for the state net operating loss carryforwards. The impact of this valuation allowance is immaterial to the financial statements. The Company recognized benefits from federal and state NMTC, LIHTC, QZAB, and QSCB.

The tax benefit of a position taken or expected to be taken in a tax return should be recognized when it is more likely than not that the position will be sustained on its technical merits. The liability for unrecognized tax benefits was immaterial at December 31, 2016, 2015 and 2014. The Company does not expect the liability for unrecognized tax benefits to change significantly during 2017. Hancock

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

recognizes interest and penalties, if any, related to income tax matters in income tax expense, and the amounts recognized during 2016, 2015 and 2014 were insignificant.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Generally, the returns for years prior to 2013 are no longer subject to examination by taxing authorities.

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

A summary of the information used in the computation of earnings per common share follows:

	Years Ended December 31,
($ in thousands, except per share data)	2016	2015	2014
Numerator:
Net income to common shareholders	$149,296	$131,461	$175,722
Net income allocated to participating securities -- basic and diluted	3,598	2,895	3,631
Net income allocated to common shareholders - basic and diluted	$145,698	$128,566	$172,091
Denominator:
Weighted-average common shares - basic	77,850	78,197	81,804
Dilutive potential common shares	99	110	230
Weighted average common shares - diluted	77,949	78,307	82,034
Earnings per common share:
Basic	$1.87	$1.64	$2.10
Diluted	$1.87	$1.64	$2.10

Potential common shares consist of employee and director stock options, unvested performance share awards, and deferred restricted units. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be anti-dilutive, i.e., increase earnings per share or reduce a loss per share. Weighted-average anti-dilutive potential common shares totaled 572,512 for the year ended December 31, 2016,  798,623 for the year ended December 31, 2015, and 621,327 for the year ended December 31, 2014.

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

Note 15. Retirement Benefit Plans

The Company offers a qualified defined benefit pension plan covering all eligible associates. Eligibility is based on minimum age and service-related requirements. The Company makes contributions to this pension plan in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws, plus such additional amounts as the Company may determine to be appropriate. The Company does not anticipate making a contribution to the pension plan during 2017.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The expense of the Company’s matching contributions to the 401(k) plan was $7.7 million in 2016,  $7.4 million in 2015, and $7.1 million in 2014.

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

The Company assumed certain trends in health care costs in the determination of the benefit obligations. At December 31, 2016, the plans assumed a 7.0% increase in the pre- and post-Medicare age health costs for 2017, declining over a period of four years to a 5.0% annual rate. At December 31, 2016, the mortality assumption was based on the Revised RP-2014 Employee Health Annuitants Bottom Quartile Table for Males and Females, with projected improvement MP-2016.  At December 31, 2015, the mortality assumption was based on the Adjusted RP -2014 Bottom Quartile Table, with improvement using Scale MP-2015 Fully Generational Projection.  In 2016, the post-retirement benefit plan was amended to change post-65 coverage resulting in a re-measurement of the benefit obligation.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables detail the changes in the benefit obligations and plan assets of the defined benefit for the years ended December 31, 2016 and 2015 as well as the funded status of the plans at each year end and the amounts recognized in the Company’s balance sheets. The Company uses a December 31 measurement date for all defined benefit pension plans and other postretirement benefit plans.

	2016	2015	2016	2015
(in thousands)	Pension Benefits		Other Post- retirement Benefits
Change in benefit obligation
Benefit obligation:
at beginning of year	$462,819	$456,911	$22,281	$28,368
Service cost	14,098	13,511	170	117
Interest cost	16,907	18,635	773	891
Plan participants' contributions	—	—	1,269	1,334
Plan amendments	—	—	(1,224)	—
Net actuarial (gain) loss	16,944	(8,154)	1,844	(5,905)
Benefits paid	(31,487)	(18,084)	(2,632)	(2,524)
Benefit obligation, end of year	479,281	462,819	22,481	22,281
Change in plan assets
Fair value of plan assets:
at beginning of year	491,550	438,708	—	—
Actual return on plan assets	40,375	(14,421)	—	—
Employer contributions	16,123	86,123	1,363	1,190
Plan participants' contributions	—	—	1,269	1,334
Benefit payments	(31,487)	(18,084)	(2,632)	(2,524)
Expenses	(1,006)	(776)	—	—
Fair value of plan assets, end of year	515,555	491,550	—	—
Funded status at end of year - net asset (liability)	$36,274	$28,731	$(22,481)	$(22,281)
Amounts recognized in accumulated other comprehensive loss
Unrecognized loss:
at beginning of year	$109,565	$72,858	$(2,553)	$3,358
Net actuarial loss (gain)	6,345	36,707	475	(5,911)
Unrecognized loss at end of year	$115,910	$109,565	$(2,078)	$(2,553)

Projected benefit obligation	$479,281	$462,819
Accumulated benefit obligation	443,261	429,338
Fair value of plan assets	515,555	491,550

The net funded status of $36.3 million for pension benefits plans includes an excess of plan assets over the benefit obligation of $51.9 million on the defined benefit pension plan, offset by an unfunded benefit obligation of $15.6 million for the nonqualified retirement plan.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table shows net periodic benefit cost included in expense and the changes in the amounts recognized in AOCI during 2016,  2015, and 2014.

	Years Ended December 31,
	2016	2015	2014	2016	2015	2014
($ in thousands)	Pension benefits			Other post-retirement benefits
Net periodic benefit cost
Service cost	$14,098	$13,511	$12,920	$170	$117	$126
Interest cost	16,907	18,635	19,251	773	891	1,140
Expected return on plan assets	(34,554)	(32,833)	(32,222)	—	—	—
Amortization of net loss/ prior service cost	5,783	3,169	26	145	6	364
Net periodic benefit cost	2,234	2,482	(25)	1,088	1,014	1,630
Other changes in plan assets and benefit obligations recognized in other comprehensive income, before taxes
Net (loss) gain recognized during the year	(5,783)	(3,169)	(26)	(145)	(6)	(364)
Net actuarial loss (gain)	12,128	39,876	44,599	620	(5,905)	(3,467)
Total recognized in other comprehensive income	6,345	36,707	44,573	475	(5,911)	(3,831)
Total recognized in net periodic benefit cost and other comprehensive income	$8,579	$39,189	$44,548	$1,563	$(4,897)	$(2,201)

Discount rate for benefit obligations	4.10%	4.40%	4.11%	3.95%	4.32%	4.02%
Discount rate for net periodic benefit cost	4.40%	4.11%	4.73%	4.32%	4.02%	4.58%
Expected long-term return on plan assets	7.25%	7.50%	7.50%	n/a	n/a	n/a
Rate of compensation increase	scaled *	scaled *	scaled *	n/a	n/a	n/a

*     Graded scale, declining from 7.00% at age 20 to 2.00% at age 60

The long term rate of return on plan assets is determined by using the weighted-average of historical real returns for major asset classes based on target asset allocations.  The discount rate for the benefit obligation was calculated by matching expected future cash flows to the Wells Fargo Pension Discount Curve Liability Index.

The following shows expected plan benefit payments over the next ten years:

(in thousands)	Pension	Post-retirement	Total
2017	$19,978	$1,421	$21,399
2018	21,016	1,464	22,480
2019	21,887	1,469	23,356
2020	22,907	1,439	24,346
2021	23,818	1,492	25,310
2022-2026	134,294	6,775	141,069
	$243,900	$14,060	$257,960

The expected benefit payments are estimated based on the same assumptions used to measure the Company’s benefit obligations at December 31, 2016.

The estimated amounts of actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year is $5.5 million.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the effect on the annual periodic postretirement benefit costs and postretirement benefit obligation of a 1% increase or 1% decrease in the assumed health care cost trend rates from the rates assumed at December 31, 2016:

	1% Decrease	Assumed	1% Increase
(in thousands)	in Rates	Rates	in Rates
Aggregated service and interest cost	$866	$943	$1,036
Postretirement benefit obligation	20,821	22,481	24,483

The fair values of pension plan assets at December 31, 2016 and 2015, by asset category, are shown in the following tables. The fair value is presented based on the Financial Accounting Standards Board’s fair value hierarchy that prioritizes inputs into the valuation techniques used to measure fair value.  Level 1 uses quoted prices in active markets for identical assets, Level 2 uses significant observable inputs, and Level 3 uses significant unobservable inputs. No plan assets are classified as level 3. In accordance with Subtopic 820-10 common trust funds are reported at fair value using net asset value per share (or its equivalent) as a practical expedient and are not classified in the fair value hierarchy.

For all investments, the plan attempts to use quoted market prices of identical assets on active exchanges, or Level 1 measurements. Where such quoted market prices are not available, the plan will use quoted prices for similar instruments or discounted cash flows to estimate the value, reported as Level 2. Fair Value Measurements for 2015 have been restated to conform to current presentation.

	December 31, 2016
Fair Value Measurements by Asset Category / Fund	(Level 1)	(Level 2)	Total
(in thousands)
Cash and equivalents	$15,568	$—	$15,568
Total cash and cash equivalents	15,568	—	15,568

Fixed income securities	—	136,085	136,085
Mutual fund-fixed income	48,805	—	48,805
Total fixed income	48,805	136,085	184,890

Domestic and foreign stock	104,455	6	104,461
Mutual funds-equity	157,630	—	157,630
Total equity	262,085	6	262,091

Real assets fund	27,690	—	27,690
Total assets at fair value	354,148	136,091	490,239
Common trust fund (fixed income)	—	—	25,316
Total	$354,148	$136,091	$515,555

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
Fair Value Measurements by Asset Category / Fund	(Level 1)	(Level 2)	Total
(in thousands)
Cash and equivalents	$44,224	$—	$44,224
Total cash and cash equivalents	44,224	—	44,224

Fixed income securities	—	105,721	105,721
Mutual fund-fixed income	47,453	—	47,453
Total fixed income	47,453	105,721	153,174

Domestic and foreign stock	97,895	10	97,905
Mutual funds-equity	147,051	—	147,051
Total equity	244,946	10	244,956

Real assets fund	24,653	—	24,653
Total assets at fair value	361,276	105,731	467,007
Common trust fund (fixed income)	—	—	24,543
Total	$361,276	$105,731	$491,550

The following table presents the percentage allocation of the plan assets by asset category and corresponding target allocations at December 31, 2016 and 2015.

	Plan Assets		Target Allocation
	at December 31,		at December 31,
Asset category	2016	2015	2016	2015
Cash and equivalents	3%	9%	0 - 5%	0 - 5%
Fixed income securities	41	36	25 - 65%	25 - 65%
Equity securities	51	50	30 - 60%	30 - 60%
Real assets	5	5	0 - 10%	0 - 10%
	100%	100%

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

forfeited or settled in cash. The 2014 Plan limits the number of shares for which awards may be granted to any participant during any calendar year to 100,000 shares. The Company may use authorized unissued shares or shares held in treasury to satisfy awards under the 2014 Plan.

At December 31, 2016 there were 1.0 million shares available for future issuance under equity compensation plans (including 108,766 shares under the Company’s 2010 Employee Stock Purchase Plan).

For the years ended December 31, 2016, 2015 and 2014 total share-based compensation recognized in income was $14.3 million, $12.9 million and $14.0 million, respectively. The total recognized tax benefit related to the share-based compensation was $5.2 million,  $4.8 million and $4.9 million for 2016, 2015 and 2014, respectively.

A summary of option activity for 2016 is presented below:

Options	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2016	745,806	$37.55		$—
Exercised	(67,251)	31.93		508
Cancelled/Forfeited	(71,450)	35.30		12
Expired	(150,847)	46.06		—
Outstanding at December 31, 2016	456,258	$35.91	3.5	$3,734
Exercisable at December 31, 2016	434,989	$36.22	3.4	$3,449

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

The total intrinsic value of options exercised during 2016 was $0.5 million. The total intrinsic value of options exercised during 2015 and 2014 was $0.02 million, and $0.4 million, respectively.

A summary of the status of the Company’s nonvested restricted and performance shares as of December 31, 2016 and changes during 2016 are presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value ($)
Nonvested at January 1, 2016	2,196,145	$30.97
Granted	541,008	36.14
Vested	(298,917)	30.72
Cancelled/Forfeited	(286,117)	32.25
Nonvested at December 31, 2016	2,152,119	$32.12

As of December 31, 2016, there was $46.1 million of total unrecognized compensation expense related to nonvested restricted shares expected to vest. This compensation is expected to be recognized in expense over a weighted-average period of 3.6 years. The total fair value of shares which vested during 2016 and 2015 was $11.5 million and $12.2 million, respectively.

In 2016, Hancock granted 35,587 performance shares subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $24.42 per share and 35,587 performance shares subject to a core earnings per share performance metric with a grant date fair value of $22.58 per share to key members of executive management. The number of performance shares subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

TSR among the TSRs of a peer group of 44 regional banks.  The fair value of the performance shares subject to TSR at the grant date was determined using a Monte Carlo simulated method.  The number of performance shares subject to core earnings per share that ultimately vest will be based on the Company’s attainment of certain core earnings per share goals over the two-year performance period.   The maximum number of performance shares that could vest is 200% of the target award.  Compensation expense for these performance shares will be recognized on a straight-line basis over the three-year service period.

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

The contract amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. These off-balance sheet financial instruments are summarized below:

	December 31,
(in thousands)	2016	2015
Commitments to extend credit	$5,878,290	$5,937,701
Letters of credit	338,014	375,227

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Lease Commitments

The Company currently is obligated under a number of non-cancelable operating leases for buildings and equipment. Certain of these leases have escalation clauses and renewal options. Future minimum lease payments for non-cancelable operating leases with initial terms in excess of one year were as follows at December 31, 2016:

(in thousands)	Operating Leases
2017	$12,728
2018	10,737
2019	8,918
2020	7,240
2021	6,074
Thereafter	22,669
Total minimum lease payments	$68,366

Rental expense approximated $11.7 million,  $13.3 million and $11.4 million for the years ended December 31, 2016,  2015, and 2014, respectively.

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

Fair Value of Assets Measured on a Recurring Basis

The following table presents for each of the fair-value hierarchy levels the Company’s financial assets and liabilities that are measured at fair value on a recurring basis in the consolidated balance sheets.

	December 31, 2016
(in thousands)	Level 1	Level 2	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$54,828	$54,828
Municipal obligations	—	242,155	242,155
Corporate debt securities	—	3,500	3,500
Residential mortgage-backed securities	—	1,611,355	1,611,355
Commercial mortgage-backed securities	—	402,591	402,591
Collateralized mortgage obligations	—	202,479	202,479
Total available for sale securities	—	2,516,908	2,516,908
Derivative assets (1)	—	20,315	20,315
Total recurring fair value measurements - assets	$—	$2,537,223	$2,537,223
Liabilities
Derivative liabilities (1)	$—	$27,432	$27,432
Total recurring fair value measurements - liabilities	$—	$27,432	$27,432

(1)	For further disaggregation of derivative assets and liabilities, see Note 9 – Derivatives.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	December 31, 2015
(in thousands)	Level 1	Level 2	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$134	$134
Municipal obligations	—	39,607	39,607
Corporate debt securities	—	3,500	3,500
Residential mortgage-backed securities	—	1,758,373	1,758,373
Collateralized mortgage obligations	—	289,033	289,033
Equity securities	2,757	—	2,757
Total available for sale securities	2,757	2,090,647	2,093,404
Derivative assets (1)	—	23,251	23,251
Total recurring fair value measurements - assets	$2,757	$2,113,898	$2,116,655
Liabilities
Derivative liabilities (1)	$—	$23,968	$23,968
Total recurring fair value measurements - liabilities	$—	$23,968	$23,968

(1)	For further disaggregation of derivative assets and liabilities, see Note 9 – Derivatives.

Securities classified as level 1 within the valuation hierarchy include equity securities with fair value measurements obtained from quoted market prices on an active market. Level 2 classified securities include obligations of U.S. Government agencies and U.S. Government-sponsored agencies, residential and commercial mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies, and state and municipal bonds. The level 2 fair value measurements for investment securities are obtained quarterly from a third-party pricing service that uses industry-standard pricing models. Substantially all of the model inputs are observable in the marketplace or can be supported by observable data.

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

The fair value of derivative financial instruments, which are predominantly customer interest rate swaps, is obtained from a third-party pricing service that uses an industry-standard discounted cash flow model that relies on inputs, LIBOR swap curves, Overnight Index swap rate curves, observable in the marketplace. To comply with the accounting guidance, credit valuation adjustments are incorporated in the fair values to appropriately reflect nonperformance risk for both the Company and the counterparties. Although the Company has determined that the majority of the inputs used to value the derivative instruments fall within level 2 of the fair value hierarchy, the credit value adjustments utilize level 3 inputs, such as estimates of current credit spreads. The Company has determined that the impact of the credit valuation adjustments is not significant to the overall valuation of these derivatives. As a result, the Company has classified its derivative valuations in their entirety in level 2 of the fair value hierarchy. The Company’s policy is to measure counterparty credit risk quarterly for all derivative instruments subject to master netting arrangements consistent with how market participants would price the net risk exposure at the measurement date.

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The following table presents for each of the fair value hierarchy levels the Company’s financial assets that are measured at fair value on a nonrecurring basis:

	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$169,888	$—	$169,888
Other real estate owned	—	—	13,968	13,968
Total nonrecurring fair value measurements	$—	$169,888	$13,968	$183,856

	December 31, 2015
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$93,602	$—	$93,602
Other real estate owned	—	—	17,206	17,206
Total nonrecurring fair value measurements	$—	$93,602	$17,206	$110,808

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

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amount at December 31, 2016 and 2015.

	December 31, 2016
				Total	Carrying
(in thousands)	Level 1	Level 2	Level 3	Fair Value	Amount
Financial assets:
Cash, interest-bearing bank
deposits, and federal funds sold	$450,866	$—	$—	$450,866	$450,866
Available for sale securities	—	2,516,908	—	2,516,908	2,516,908
Held to maturity securities	—	2,470,117	—	2,470,117	2,500,220
Loans, net	—	169,888	16,326,961	16,496,849	16,522,733
Loans held for sale	—	34,064	—	34,064	34,064
Derivative financial instruments	—	20,315	—	20,315	20,315
Financial liabilities:
Deposits	$—	$—	$19,430,939	$19,430,939	$19,424,266
Federal funds purchased	2,275	—	—	2,275	2,275
Securities sold under agreements
to repurchase	358,131	—	—	358,131	358,131
FHLB Borrowings	865,000	—	—	865,000	865,000
Long-term debt	—	435,747	—	435,747	436,280
Derivative financial instruments	—	27,432	—	27,432	27,432

	December 31, 2015
				Total	Carrying
(in thousands)	Level 1	Level 2	Level 3	Fair Value	Amount
Financial assets:
Cash, interest-bearing bank
deposits, and federal funds sold	$869,429	$—	$—	$869,429	$869,429
Available for sale securities	2,757	2,090,647	—	2,093,404	2,093,404
Held to maturity securities	—	2,375,851	—	2,375,851	2,370,388
Loans, net	—	93,602	15,334,201	15,427,803	15,522,135
Loans held for sale	—	20,434	—	20,434	20,434
Derivative financial instruments	—	23,251	—	23,251	23,251
Financial liabilities:
Deposits	$—	$—	$18,327,425	$18,327,425	$18,348,912
Federal funds purchased	10,100	—	—	10,100	10,100
Securities sold under agreements
to repurchase	513,544	—	—	513,544	513,544
FHLB Borrowings	900,000	—	—	900,000	900,000
Long-term debt	—	494,565	—	494,565	495,999
Derivative financial instruments	—	23,968	—	23,968	23,968

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19. Condensed Parent Company Information

The following condensed financial statements reflect the accounts and transactions of Hancock Holding Company only:

Condensed Balance Sheets

	December 31,
(in thousands)	2016	2015
Assets:
Cash	$316,457	$36,364
Securities available for sale	69,210	83,835
Investment in bank subsidiaries	2,547,224	2,534,299
Investment in non-bank subsidiaries	11,204	3,051
Due from subsidiaries and other assets	27,941	31,168
	$2,972,036	$2,688,717
Liabilities and Stockholders' Equity:
Long term debt	$251,573	$275,000
Other liabilities	695	574
Stockholders' equity	2,719,768	2,413,143
	$2,972,036	$2,688,717

Condensed Statements of Income

	Years Ended December 31,
(in thousands)	2016	2015	2014
Operating Income
From subsidiaries
Cash dividends received from bank subsidiaries	$120,000	$31,000	$124,000
Equity in earnings of subsidiaries greater than
dividends received	39,293	111,424	58,358
Total operating income	159,293	142,424	182,358
Other expense, net	(16,614)	(17,297)	(10,035)
Income tax benefit	(6,617)	(6,334)	(3,399)
Net income	$149,296	$131,461	$175,722
Other comprehensive loss, net of tax	(39,937)	(30,521)	(14,695)
Comprehensive income	$109,359	$100,940	$161,027

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2016	2015	2014
Cash flows from operating activities - principally
dividends received from subsidiaries	$119,350	$30,527	$126,491
Net cash provided by operating activities	119,350	30,527	126,491
Cash flows from investing activities
Contribution of capital to subsidiary	(21,000)	(90)	—
Proceeds from principal paydowns of securities available for sale	13,827	12,863	12,664
Other, net	—	1,629	—
Net cash (used in) provided by investing activities	(7,173)	14,402	12,664
Cash flows from financing activities:
Proceeds from issuance of long term debt	—	269,004	—
Repayment of long term debt	(17,900)	(149,600)	(35,200)
Dividends paid to stockholders	(77,012)	(77,474)	(80,392)
Repurchase of common stock	—	(95,613)	(47,618)
Proceeds from issuance of common stock	262,961	347	2,488
Other, net	(133)	—	—
Net cash provided by (used in) financing activities	167,916	(53,336)	(160,722)
Net increase (decrease) in cash	280,093	(8,407)	(21,567)
Cash, beginning of year	36,364	44,771	66,338
Cash, end of year	$316,457	$36,364	$44,771

Note 20.  Subsequent Event

On December 30, 2016, the Company announced that its banking subsidiary, Whitney Bank, signed a purchase agreement to acquire approximately $1.3 billion in loans, nine branch locations with approximately $500 million in transaction and savings deposits, and to assume approximately $600 million in FHLB borrowings from First NBC Bank Holding Company’s banking subsidiary First NBC Bank (“First NBC”).  The Company will pay a $44 million premium to First NBC for the earnings stream acquired.  As part of the transaction, the Company acquired approximately $260 million in loans from First NBC in January 2017 with the remaining portion of the transaction expected to close on March 10, 2017.

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

Management, including our principal executive officer and principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures and based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of its principal executive and principal financial officers, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016 based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form Y-9 C) and compliance with specific laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

PricewaterhouseCoopers, LLP, the independent registered public accounting firm that audited the Company’s financial statements included in “Item 8. Financial Statements and Supplementary Data,” has issued an attestation report on the Company’s internal control over financial reporting, which is included in Item 8.

Based on the foregoing evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2016.

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Hancock Holding Company will hold its Annual Meeting of Shareholders of common stock on Wednesday, April 26, 2017, at 11:00 a.m. local time at One Hancock Plaza, 2510 14th Street, Gulfport, Mississippi.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors will appear in our definitive proxy statement to be filed with the Securities and Exchange Commission for our 2017 annual meeting of shareholders under the caption “Information About Directors.” Information concerning compliance with Section 16(a) of the Exchange Act will appear in our proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Information concerning our code of business ethics for officers and associates, our code of ethics for financial officers, and our code of ethics for directors will appear in our proxy statement under the caption “Transactions with Related Persons.” Information concerning our audit committee will appear in our proxy statement under the caption “Board of Directors and Corporate Governance – Board Committees – Audit Committee.” The information set forth under each such caption is incorporated herein by reference. The information required by Item 10 of this Report regarding our executive officers appears in a separately captioned heading in Item 1 of this Report.

ITEM 11.     EXECUTIVE COMPENSATION

Information concerning our executive and director compensation will appear in our definitive proxy statement relating to our 2017 annual meeting of shareholders under the caption “Executive Compensation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Potential Payments Upon Termination or Change in Control” and “Shareholder Proposals for the 2018 Annual Meeting.” Information concerning our compensation committee interlocks and insider participation and our compensation committee report will appear in our proxy statement under the caption “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” respectively. Such information is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of certain beneficial owners and management will appear in our definitive proxy statement relating to our 2017 annual meeting of shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management.” The information set forth under each such caption is incorporated herein by reference.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	616,017	(1)	$34.18	(2)	1,021,948
Equity compensation plans not approved by security holders	37,834	(4)	55.11	(4)	—
Total	653,851				1,021,948

(1)

Includes 81,902 shares potentially issuable upon the vesting of outstanding restricted share units and 44,603 shares potentially issuable upon the vesting of outstanding performance share units that represent awards deferred into our Nonqualified Deferred Compensation Plan. This includes 71,088 performance stock awards at 100% of target. If the highest level of performance conditions is met, the total performance shares would be 141,641 and the total performance shares units would be 89,206.

(2)	The weighted average exercise price relates only to the exercise of outstanding options included in column (a)
(3)

Includes 913,182 shares remaining available for issuance under the 2014 Long-Term Incentive Plan and 108,766 shares remaining available for issuance under the Company’s 2010 Employee Stock Purchase Plan, as amended.

(4)	Represents securities to be issued upon the exercise of options that were assumed by the Company in the acquisition of Whitney Holding Corporation.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions will appear in our definitive proxy statement relating to our 2017 annual meeting of shareholders under the caption “Transactions with Related Persons.” Information concerning director independence will appear in our proxy statement under the caption “Board of Directors and Corporate Governance.” The information set forth under each such caption is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services will appear in our definitive proxy statement relating to our 2017 annual meeting of shareholders under the caption “Independent Registered Public Accounting Firm.” Such information is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	The following consolidated financial statements of Hancock Holding Company and subsidiaries are filed as part of this Report under Item 8 – Financial Statements and Supplementary Data:

Consolidated balance sheets – December 31, 2016 and 2015

Consolidated statements of income – Years ended December 31, 2016, 2015, and 2014

Consolidated statements of other comprehensive income – Years ended December 31, 2016, 2015, and 2014

Consolidated statements of changes in stockholders’ equity– Years ended December 31, 2016, 2015, and 2014

Consolidated statements of cash flows –Years ended December 31, 2016, 2015, and 2014

Notes to consolidated financial statements – December 31, 2016 (pages 80 to 126)

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

2.1

Purchase Agreement by and between Whitney Bank and First NBC Bank, dated as of December 30, 2016 (filed as Exhibit 1.1 to the Company’s Form 8-K (File No. 001-36872) filed with the Commission on January 1, 2017 and incorporated herein by reference).

**3.1	Composite Articles of Incorporation of the Company.

**3.2	Amended and Restated Bylaws.

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

*10.6

Form of Incentive Stock Option Agreement for Section 16 individuals (filed as Exhibit 10.5 to the Company’s Form 10-K for the year ended December 31, 2012 (File No. 0-13089) filed with the Commission and incorporated herein by reference).

*10.9

Form of Performance Stock Award Agreement for 2014 (filed as Exhibit 10.3 to the Company’s Form 8-K (File No. 0-13089) filed with the Commission on February 14, 2013 and incorporated herein by reference).

*10.10

Nonqualified Deferred Compensation Plan, amended and restated effective January 1, 2015 (filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2014 (File No. 0-13089) filed with the Commission on February 27, 2015 and incorporated herein by reference).

*10.11

Addendum to Nonqualified Deferred Compensation Plan describing SERP benefit (filed as Exhibit 10.3 to the Company’s Form 10-Q (File No. 001-36827) filed with the Commission on August 8, 2014 and incorporated herein by reference).

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

*10.18

Form of Change in Control Employment Agreement between the Company and certain named executive officers effective June 16, 2014 (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 0-13089) filed with the Commission on June 20, 2014 and incorporated herein by reference).

***10.19	Form of Change in Control Employment Agreement between the Company and Functional and Line of Business Leaders effective June 16, 2014.

*10.20

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

10.23

First Amendment to Credit Agreement and Waiver, dated as of May 3, 2016, by and among the Company and U.S. Bank National Association and Wells Fargo Bank, National Association (filed as Exhibit 10.4 to the Company’s Form 10-Q (File No. 001-36827) filed with the Commission on May 9, 2016 and incorporated herein by reference).

10.24

Retirement and Restrictive Covenant Agreement, between the Company and Clifton J. Saik, dated June 29, 2015 (Filed as Exhibit 10.6 to Hancock’s Form 10-Q filed with the Commission on August 7, 2015 and incorporated herein by reference).

*10.25

Form of Restricted Stock Award Agreement (approved in 2015) (filed as Exhibit 10.24 to the Company’s Form 10-K (File No. 0-13089) filed with the Commission on February 26, 2016 and incorporated herein by reference).

*10.26

Form of Amended Restricted Stock Award Agreement (amending awards approved in 2016) (filed as Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-36827) filed with the Commission on May 9, 2016 and incorporated herein by reference).

*10.27

Form of Performance Stock Award Agreement (TSR) (approved in 2015) (filed as Exhibit 10.25 to the Company’s Form 10-K (File No. 0-13089, filed with the Commission on February 26, 2016 and incorporated herein by reference).

*10.28

Form of Performance Stock Award Agreement (EPS) (approved in 2015) (filed as Exhibit 10.25 to the Company’s Form 10-K (File No. 0-13089, filed with the Commission on February 26, 2016 and incorporated herein by reference).

10.29

Separation and Restrictive Covenant Agreement, between the Company and Edward G. Francis, dated April 7, 2016 (filed as Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on May 9, 2016 and incorporated herein by reference).

*10.31	Executive Incentive Plan (2016) (filed as Exhibit 10.3 to the Company’s Form 10-Q (File No. 001-36827) filed with the commission on May 9, 2016 and incorporated herein by reference).

**21.1	Subsidiaries of the Company.

**23.1	Consent of PricewaterhouseCoopers, LLP.

**31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

**31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

**32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**101.INS	XBRL Instance Document.

**101.SCH	XBRL Schema Document.

**101.CAL	XBRL Calculation Document.

**101.LAB	XBRL Label Link Document.

**101.PRE	XBRL Presentation Linkbase Document.

**101.DEF	XBRL Definition Linkbase Document.

*	Compensatory plan or arrangement.

**	Filed with this Form 10-K.

ITEM 16.       FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANCOCK HOLDING COMPANY
Registrant

February 24, 2017	By:	/s/ John M. Hairston
Date		John M. Hairston
President & Chief Executive Officer (Principal Executive Officer)

February 24, 2017	By:	/s/ Michael M. Achary
Date		Michael M. Achary
Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James B. Estabrook, Jr James B. Estabrook, Jr.	Chairman of the Board, Director	February 24, 2017

/s/ Frank E. Bertucci Frank E. Bertucci	Director	February 24, 2017

/s/ Hardy B. Fowler Hardy B. Fowler	Director	February 24, 2017

/s/ Terence E. Hall Terence E. Hall	Director	February 24, 2017

/s/ Randall W. Hanna Randall W. Hanna	Director	February 24, 2017

/s/ James H. Horne James H. Horne	Director	February 24, 2017

/s/ Jerry L. Levens Jerry L. Levens	Director	February 24, 2017

/s/ Constantine S. Liollio Constantine S. Liollio	Director	February 24, 2017

(signatures continued)

/s/ Sonya C. Little Sonya C. Little	Director	February 24, 2017

/s/ Eric J. Nickelsen Eric J. Nickelsen	Director	February 24, 2017

/s/ Thomas H. Olinde Thomas H. Olinde	Director	February 24, 2017

/s/ Christine L. Pickering Christine L. Pickering	Director	February 24, 2017

/s/ Robert W. Roseberry Robert W. Roseberry	Director	February 24, 2017

/s/ Joan C. Teofilo Joan C. Teofilo	Director	February 24, 2017

/s/ C. Richard Wilkins C. Richard Wilkins	Director	February 24, 2017