Form 10-Q
period 2017-03-31
HANCOCK HOLDING CO
filed 2017-05-05
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10-Q

___________________________________________________________

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

84,519,088 common shares were outstanding as of May 1, 2017.

Hancock Holding Company

Hancock Holding Company

Glossary of Defined Terms

AFS – available for sale securities

AOCI – accumulated other comprehensive income

ALLL – allowance for loan and lease losses

ASC – Accounting Standards Codification

ASU – Accounting Standards Update

ATM - automatic teller machine

Bank – Whitney Bank

Basel II - Basel Committee's 2004 Regulatory Capital Framework (Second Accord)

Basel III - Basel Committee's 2010 Regulatory Capital Framework (Third Accord)

Basel Committee - Basel Committee on Banking Supervision

Beige Book - Federal Reserve’s Summary of Commentary on Current Economic Conditions

bp(s) – basis point(s)

C&I – commercial and industrial loans

CD – certificate of deposit

CDE – Community Development Entity

CMO – Collateralized Mortgage Obligation

Company – Hancock Holding Company and its wholly-owned subsidiaries

CRE – commercial real estate

Dodd-Frank Act – The Dodd-Frank Wall Street Reform and Consumer Protection Act

FASB – Financial Accounting Standards Board

FDIC – Federal Deposit Insurance Corporation

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

FHLB – Federal Home Loan Bank

FNBC – First NBC Bank

GAAP – Generally Accepted Accounting Principles in the United States of America

Hancock – Hancock Holding Company

Hancock Bank – Whitney Bank does business as Hancock Bank in Mississippi, Alabama, and Florida

HTM – held to maturity securities

LIBOR – London Interbank Offered Rate

LIHTC – Low Income Housing Tax Credit

MD&A – management’s discussion and analysis of financial condition and results of operations

NAICS – North American Industry Classification System

n/m – not meaningful

OCI – other comprehensive income

OFI – Louisiana Office of Financial Institutions

ORE – other real estate defined as foreclosed and surplus real estate

Parent Company – Hancock Holding Company

PCI – purchased credit impaired loans

Repos – securities sold under agreements to repurchase

SEC – U.S. Securities and Exchange Commission

Securities Act – Securities Act of 1933, as amended

te – tax equivalent adjustment

TDR – troubled debt restructuring (as defined in ASC 310-40)

TSR – total shareholder return

U.S. Treasury – The United States Department of the Treasury

Whitney Bank – wholly-owned subsidiary of Hancock Holding Company, through which Hancock conducts its banking operations

Part I. Financial Information

Item 1. Financial Statements

Hancock Holding Company and Subsidiaries

Consolidated Balance Sheets

	March 31,	December 31,
(in thousands, except share data)	2017	2016
ASSETS	unaudited
Cash and due from banks	$333,314	$372,689
Interest-bearing bank deposits	50,452	77,235
Federal funds sold	821	942
Securities available for sale, at fair value (amortized cost of $2,541,535 and $2,562,000)	2,498,761	2,516,908
Securities held to maturity (fair value of $2,477,420 and $2,470,117)	2,502,512	2,500,220
Loans held for sale	20,883	34,064
Loans	18,204,868	16,752,151
Less: allowance for loan losses	(213,550)	(229,418)
Loans, net	17,991,318	16,522,733
Property and equipment, net of accumulated depreciation of $236,166 and $231,127	374,112	361,612
Prepaid expenses	22,033	18,038
Other real estate, net	17,068	18,884
Accrued interest receivable	70,975	65,887
Goodwill	716,761	621,193
Other intangible assets, net	86,952	87,757
Life insurance contracts	484,042	480,406
FDIC loss share receivable	13,320	16,219
Deferred tax asset, net	96,078	104,435
Other assets	205,624	176,080
Total assets	$25,485,026	$23,975,302
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits:
Noninterest-bearing	$7,722,279	$7,658,203
Interest-bearing	12,199,741	11,766,063
Total deposits	19,922,020	19,424,266
Short-term borrowings	2,121,932	1,225,406
Long-term debt	525,082	436,280
Accrued interest payable	10,476	9,574
Other liabilities	141,894	160,008
Total liabilities	22,721,404	21,255,534
Stockholders' equity
Common stock	291,358	291,358
Capital surplus	1,711,823	1,698,253
Retained earnings	878,953	850,689
Accumulated other comprehensive loss, net	(118,512)	(120,532)
Total stockholders' equity	2,763,622	2,719,768
Total liabilities and stockholders' equity	$25,485,026	$23,975,302
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	87,495	87,495
Common shares outstanding	84,517	84,235

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months Ended
	March 31,

(in thousands, except per share data)	2017	2016
Interest income:
Loans, including fees	$172,781	$154,113
Loans held for sale	217	159
Securities-taxable	23,367	23,957
Securities-tax exempt	5,407	1,802
Short-term investments	743	610
Total interest income	202,515	180,641
Interest expense:
Deposits	12,819	11,733
Short-term borrowings	2,941	993
Long-term debt	5,064	5,079
Total interest expense	20,824	17,805
Net interest income	181,691	162,836
Provision for loan losses	15,991	60,036
Net interest income after provision for loan losses	165,700	102,800
Noninterest income:
Service charges on deposit accounts	19,206	18,383
Trust fees	11,211	11,224
Bank card and ATM fees	12,468	11,348
Investment and annuity fees	4,599	4,933
Secondary mortgage market operations	3,567	2,912
Insurance commissions and fees	665	1,307
Amortization of FDIC loss share receivable	(1,100)	(1,613)
Other income	12,875	9,346
Securities transactions	—	346
Total noninterest income	63,491	58,186
Noninterest expense:
Compensation expense	73,099	73,001
Employee benefits	16,020	15,714
Personnel expense	89,119	88,715
Net occupancy expense	10,757	10,356
Equipment expense	3,714	3,774
Data processing expense	15,397	14,207
Professional services expense	11,276	7,621
Amortization of intangibles	4,705	5,124
Telecommunications and postage	3,467	3,361
Deposit insurance and regulatory fees	6,490	5,397
Other real estate expense, net	(13)	768
Other expense	18,630	16,709
Total noninterest expense	163,542	156,032
Income before income taxes	65,649	4,954
Income taxes	16,635	1,115
Net income	$49,014	$3,839
Earnings per common share-basic	$0.57	$0.05
Earnings per common share-diluted	$0.57	$0.05
Dividends paid per share	$0.24	$0.24
Weighted average shares outstanding-basic	84,365	77,501
Weighted average shares outstanding-diluted	84,624	77,672

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months Ended
	March 31,
(in thousands)	2017	2016
Net income	$49,014	$3,839
Other comprehensive income:
Net change in unrealized gain on securities available for sale and hedges	1,184	28,972
Reclassification of net losses realized and included in earnings	1,387	1,091
Amortization of unrealized net gain on securities transferred to held to maturity	650	798
Other comprehensive income before income taxes	3,221	30,861
Income tax expense	1,201	11,332
Other comprehensive income net of income taxes	2,020	19,529
Comprehensive income	$51,034	$23,368

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
					Other
					Comprehensive
	Common Stock		Capital	Retained	Income (Loss),
(in thousands, except per share data)	Shares issued	Amount	Surplus	Earnings	net	Total
Balance, December 31, 2015	87,491	$291,346	$1,424,448	$777,944	$(80,595)	$2,413,143
Net income	—	—	—	3,839	—	3,839
Other comprehensive income	—	—	—	—	19,529	19,529
Comprehensive income	—	—	—	3,839	19,529	23,368
Cash dividends declared ($0.24 per common share)	—	—	—	(19,131)	—	(19,131)
Common stock activity, long-term incentive plan	—	—	3,660	—	—	3,660
Balance, March 31, 2016	87,491	$291,346	$1,428,108	$762,652	$(61,066)	$2,421,040

Balance, December 31, 2016	87,495	$291,358	$1,698,253	$850,689	$(120,532)	$2,719,768
Net income	—	—	—	49,014	—	49,014
Other comprehensive income	—	—	—	—	2,020	2,020
Comprehensive income	—	—	—	49,014	2,020	51,034
Cash dividends declared ($0.24 per common share)	—	—	—	(20,793)	—	(20,793)
Common stock activity, long-term incentive plan	—	—	12,815	43	—	12,858
Issuance of stock from dividend reinvestment and stock purchase plan	—	—	755	—	—	755
Balance, March 31, 2017	87,495	$291,358	$1,711,823	$878,953	$(118,512)	$2,763,622

See notes to unaudited consolidated financial statements.

 Hancock Holding Company and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three months Ended
	March 31,
(in thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$49,014	$3,839
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,915	7,199
Provision for loan losses	15,991	60,036
(Gain) loss on other real estate owned	(54)	416
Deferred tax expense (benefit)	7,156	(8,041)
Increase in cash surrender value of life insurance contracts	(3,636)	(1,208)
Loss (gain) on disposal of other assets	229	(2,111)
Net decrease (increase) in loans held for sale	13,966	(3,308)
Net amortization of securities premium/discount	7,323	5,799
Amortization of intangible assets	4,705	5,124
Amortization of FDIC indemnification asset	1,100	1,613
Stock-based compensation expense	4,209	4,050
Decrease in interest payable and other liabilities	(33,323)	(8,438)
Net payments to FDIC for loss share claims	(1,131)	(302)
Decrease in FDIC loss share receivable	902	557
Decrease in other assets	21,362	27,488
Other, net	1,600	143
Net cash provided by operating activities	96,328	92,856
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	—	47,774
Proceeds from maturities of securities available for sale	81,116	86,966
Purchases of securities available for sale	(60,484)	(167,419)
Proceeds from maturities of securities held to maturity	92,684	86,632
Purchases of securities held to maturity	(87,847)	(236,117)
Net decrease in short-term investments	9,428	414,004
Net increase in loans	(273,466)	(289,324)
Purchases of property and equipment	(7,329)	(1,550)
Proceeds from sales of property and equipment	17	—
Proceeds from sales of other real estate	3,099	4,316
Cash paid for acquisition, net of cash received	(322,708)	—
Other, net	(39,588)	3,567
Net cash used in investing activities	(605,078)	(51,151)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	99,583	307,254
Net increase (decrease) in short-term borrowings	385,777	(322,857)
Repayments of long-term debt	(4,475)	(19,551)
Net proceeds from issuance of long-term debt	41	66
Dividends paid	(20,793)	(19,131)
Cash paid for taxes with forfeited shares of stock	(163)	(127)
Proceeds from exercise of stock options	8,650	—
Proceeds from dividend reinvestment and stock purchase plan	755	—
Other, net	—	(134)
Net cash provided (used in) by financing activities	469,375	(54,480)
NET DECREASE IN CASH AND DUE FROM BANKS	(39,375)	(12,775)
CASH AND DUE FROM BANKS, BEGINNING	372,689	303,874
CASH AND DUE FROM BANKS, ENDING	$333,314	$291,099
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$1,031	$1,662

See notes to unaudited consolidated financial statements.

1.  Basis of Presentation

The consolidated financial statements include the accounts of Hancock Holding Company and all other entities in which it has a controlling interest (the “Company”). The financial statements include all adjustments that are, in the opinion of management, necessary to present fairly the Company’s financial condition, results of operations, changes in stockholders’ equity and cash flows for the interim periods presented.  The Company has also evaluated all subsequent events for potential recognition and disclosure through the filing of this Form 10-Q.  Some financial information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  Financial information reported in these financial statements is not necessarily indicative of the Company’s financial condition, results of operations, or cash flows for any other interim or annual period.

Certain prior period amounts have been reclassified to conform to the current period presentation.  The presentation of loan disclosures has been modified from prior filings as discussed in Note 4 – Loans and Allowance for Loan Losses.  Select Stockholders’ Equity line items in the Consolidated Balance Sheets and Statements of Changes in Stockholders’ Equity have been modified to simplify the presentation as discussed in Note 7 – Stockholders’ Equity.  Presentation of derivatives contracts cleared through a central clearing counterparty has been revised prospectively to reflect netting of variation margin as settlements to the derivative assets and liabilities rather than collateral, effective January 3, 2017, as discussed in Note 6 – Derivatives.  These changes in presentation did not have a material impact on the Company’s financial condition or operating results.

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

Critical Accounting Policies and Estimates

There were no material changes or developments with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016.

2.  Acquisition

On March 10, 2017, the Company, through its banking subsidiary, Whitney Bank (“Whitney”), completed the acquisition of certain assets and liabilities, including nine branches, from First NBC Bank (“FNBC”).  This in-market transaction strengthens our position in the Greater New Orleans area.  Whitney paid approximately $323 million in cash consideration ($326 million cash paid net of $3 million in branch cash acquired), including a $41.6 million transaction premium for the earnings stream acquired.

The transaction was accounted for as a business combination and therefore, assets acquired and liabilities assumed were recorded at estimated fair values on the acquisition date.

The following table provides the assets purchased and liabilities assumed.

Fair value of net assets acquired at date of acquisition -  March 10, 2017

(in thousands)
ASSETS
Cash and due from banks	$2,856
Total loans	1,211,523
Property and equipment	12,332
Accrued interest receivable	2,969
Identifiable intangible assets	3,900
Other assets	63
Total identifiable assets	$1,233,643

LIABILITIES
Deposits	$398,171
Short-term borrowings	510,749
Long-term debt	93,120
Other liabilities	1,607
Total liabilities	$1,003,647
Net identifiable assets acquired	229,996
Goodwill	95,568
Net assets acquired	$325,564

The loans were recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses.  The acquired loans were considered to be performing (“purchased credit performing”) based on such factors as past due status, nonaccrual status and are accounted for under Accounting Standards Codification (“ASC”) 310-20.  The difference at the acquisition date between the fair value and the contractual amounts due (the “fair value discount”) of $52.7 million will be accreted into income over the estimated lives of the loan pools established in the valuation.

The Company assumed approximately $604 million borrowings in the acquisition, consisting of both short-term and long-term Federal Home Loan Bank (“FHLB”) borrowings. The short-term borrowings consist of $460 million in variable-rate term notes; $200 million matures in 2025 and $260 million matures in 2026.  These notes re-price quarterly and may be re-paid at the Company’s option, either in whole or in-part, on any quarterly re-pricing date.  Also included in short-term borrowings are $51 million in fixed-rate term notes that mature in 2017.  The long-term borrowings include $93.1 million in fixed-rate term notes: $88 million that mature in 2018,  $3.2 million that mature in 2019, and $1.9 million that mature in 2023.

Identifiable intangible assets consist of core deposit intangibles totaling $3.9 million that will be amortized using sum of years’ digits over the asset’s life of eight years.  Goodwill totaling $95.6 million represents the excess of the consideration paid over the fair value of the net assets acquired and is expected to be deductible for federal income tax purposes.  There were no other changes to goodwill during the reporting period.

The operating results of the Company for the three months ended March 31, 2017 include the results from the operations acquired in the FNBC transaction since March 10, 2017.  FNBC’s operations contributed approximately $5.1 million in revenue, net of interest expense, and an estimated $2.9 million in net income for the period from the acquisition date, excluding the impact of merger related expense noted below.

Merger-related charges of $6.5 million associated with the FNBC acquisition are included in noninterest expense for 2017.  These expenses were primarily for professional fees, totaling $4.6 million, and $1.5 million in costs related to branch and office consolidations, in addition to marketing and promotion expenses, and retention and severance costs.  The Company expects to incur additional merger-related expense in the second quarter of 2017 with branch consolidation and operations conversion.

3.  Securities

The amortized cost and estimated fair value of securities classified as available for sale and held to maturity follow.

Securities Available for Sale
(in thousands)	March 31, 2017				December 31, 2016
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
US Treasury and government agency securities	$76,049	$—	$1,553	$74,496	$56,751	$—	$1,923	$54,828
Municipal obligations	251,416	157	10,537	241,036	253,228	113	11,186	242,155
Residential mortgage-backed securities	1,568,001	10,377	18,961	1,559,417	1,620,191	10,592	19,428	1,611,355
Commercial mortgage-backed securities	450,197	211	22,360	428,048	425,750	—	23,159	402,591
Collateralized mortgage obligations	192,372	491	599	192,264	202,580	490	591	202,479
Corporate debt securities	3,500	—	—	3,500	3,500	—	—	3,500
	$2,541,535	$11,236	$54,010	$2,498,761	$2,562,000	$11,195	$56,287	$2,516,908

Securities Held to Maturity
(in thousands)	March 31, 2017				December 31, 2016
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
US Treasury and government agency securities	$50,000	$—	$55	$49,945	$50,000	$—	$44	$49,956
Municipal obligations	734,075	3,345	17,604	719,816	648,093	2,147	20,175	630,065
Residential mortgage-backed securities	830,522	3,481	1,980	832,023	862,162	4,329	3,068	863,423
Commercial mortgage-backed securities	75,722	—	4,348	71,374	75,739	—	4,038	71,701
Collateralized mortgage obligations	812,193	1,588	9,519	804,262	864,226	1,420	10,674	854,972
	$2,502,512	$8,414	$33,506	$2,477,420	$2,500,220	$7,896	$37,999	$2,470,117

The following table presents the amortized cost and estimated fair value of debt securities at March 31, 2017 by contractual maturity.  Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateralized mortgage obligations.

(in thousands)	Amortized	Fair
Debt Securities Available for Sale	Cost	Value
Due in one year or less	$4,711	$4,735
Due after one year through five years	40,658	41,205
Due after five years through ten years	1,025,204	999,011
Due after ten years	1,470,962	1,453,810
Total available for sale debt securities	$2,541,535	$2,498,761

	Amortized	Fair
Debt Securities Held to Maturity	Cost	Value
Due in one year or less	$10,520	$10,624
Due after one year through five years	124,250	125,558
Due after five years through ten years	838,244	817,979
Due after ten years	1,529,498	1,523,259
Total held to maturity securities	$2,502,512	$2,477,420

The Company held no securities classified as trading at March 31, 2017 or December 31, 2016.

The details for securities classified as available for sale with unrealized losses for the periods indicated follow.

Available for Sale
March 31, 2017	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
US Treasury and government agency securities	$74,460	1,553	$—	$—	$74,460	$1,553
Municipal obligations	228,433	10,537	—	—	228,433	10,537
Residential mortgage-backed securities	1,051,706	18,885	3,110	76	1,054,816	18,961
Commercial mortgage-backed securities	403,123	22,360	—	—	403,123	22,360
Collateralized mortgage obligations	78,217	599	—	—	78,217	599
	$1,835,939	$53,934	$3,110	$76	$1,839,049	$54,010

Available for Sale
December 31, 2016	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
US Treasury and government agency securities	$54,788	$1,923	$—	$—	$54,788	$1,923
Municipal obligations	228,588	11,186	—	—	228,588	11,186
Residential mortgage-backed securities	1,087,644	19,359	3,738	69	1,091,382	19,428
Commercial mortgage-backed securities	402,591	23,159	—	—	402,591	23,159
Collateralized mortgage obligations	83,701	591	—	—	83,701	591
	$1,857,312	$56,218	$3,738	$69	$1,861,050	$56,287

The details for securities classified as held to maturity with unrealized losses for the periods indicated follow.

Held to maturity
March 31, 2017	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
US Treasury and government agency securities	$49,946	$55	$—	$—	$49,946	$55
Municipal obligations	454,266	17,331	7,269	273	461,535	17,604
Residential mortgage-backed securities	279,443	1,980	—	—	279,443	1,980
Commercial mortgage-backed securities	71,373	4,348	—	—	71,373	4,348
Collateralized mortgage obligations	506,593	6,343	104,011	3,176	610,604	9,519
	$1,361,621	$30,057	$111,280	$3,449	$1,472,901	$33,506

Held to maturity
December 31, 2016	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$49,956	$44	$—	$—	$49,956	$44
Municipal obligations	494,470	19,706	11,750	469	506,220	20,175
Residential mortgage-backed securities	278,369	3,068	—	—	278,369	3,068
Commercial mortgage-backed securities	71,701	4,038	—	—	71,701	4,038
Collateralized mortgage obligations	618,739	7,296	115,375	3,378	734,114	10,674
	$1,513,235	$34,152	$127,125	$3,847	$1,640,360	$37,999

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

There were no sales of securities for the three months ended March 31, 2017. Proceeds from the sales of securities were approximately $47.8 million with a gross gain of $0.3 million for the three months ended March 31, 2016, respectively.

Securities with carrying values totaling $4.0 billion at March 31, 2017 and $3.8 billion at December 31, 2016 were pledged as collateral primarily to secure public deposits or securities sold under agreements to repurchase.

4.  Loans and Allowance for Loan Losses

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

	March 31,	December 31,
(in thousands)	2017	2016

Commercial non-real estate	$8,074,287	$7,613,917
Commercial real estate - owner occupied	2,047,451	1,906,821
Total commercial & industrial	10,121,738	9,520,738
Commercial real estate - income producing	2,505,104	2,013,890
Construction and land development	1,252,667	1,010,879
Residential mortgages	2,266,263	2,146,713
Consumer	2,059,096	2,059,931
Total loans	$18,204,868	$16,752,151

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

Allowance for Loan Losses

The following schedule shows activity in the allowance for loan losses by portfolio class for the three months ended March 31, 2017 and 2016, as well as the corresponding recorded investment in loans at the end of each period.

		Commercial		Commercial
	Commercial	real estate-	Total	real estate-	Construction
	non-real	owner	commercial &	income	and land	Residential
(in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total
	Three months ended March 31, 2017

Allowance for loan losses:
Beginning balance	$147,052	$11,083	$158,135	$13,509	$6,271	$25,361	$26,142	$229,418
Purchased credit impaired activity:
Charge-offs	—	—	—	—	(54)	(59)	(139)	(252)
Recoveries	2	75	77	—	23	5	29	134
Net provision for loan losses	(46)	(182)	(228)	(40)	(92)	(7)	(39)	(406)
Decrease in FDIC loss share receivable	(31)	—	(31)	—	—	(1,696)	(103)	(1,830)
Non-purchased credit impaired activity:
Charge-offs	(24,791)	(29)	(24,820)	(7)	(37)	(289)	(8,539)	(33,692)
Recoveries	936	200	1,136	375	448	108	1,714	3,781
Net provision for loan losses	8,147	375	8,522	(226)	161	383	7,557	16,397
Ending balance	$131,269	$11,522	$142,791	$13,611	$6,720	$23,806	$26,622	$213,550
Ending balance:
Allowance:
Individually evaluated for impairment	$15,017	$76	$15,093	$1,114	$1	$94	$199	$16,501
Amounts related to purchased credit impaired loans	411	787	1,198	213	283	13,286	1,019	15,999
Collectively evaluated for impairment	115,841	10,659	126,500	12,284	6,436	10,426	25,404	181,050
Total allowance	$131,269	$11,522	$142,791	$13,611	$6,720	$23,806	$26,622	$213,550
Loans:
Individually evaluated for impairment	$231,988	$3,894	$235,882	$13,599	$1,592	$3,236	$2,149	$256,458
Purchased credit impaired loans	6,693	12,468	19,161	7,669	4,326	138,260	9,951	179,367
Collectively evaluated for impairment	7,835,606	2,031,089	9,866,695	2,483,836	1,246,749	2,124,767	2,046,996	17,769,043
Total loans	$8,074,287	$2,047,451	$10,121,738	$2,505,104	$1,252,667	$2,266,263	$2,059,096	$18,204,868

		Commercial		Commercial
	Commercial	real estate-	Total	real estate-	Construction
	non-real	owner	commercial &	income	and land	Residential
(in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total
	Three months ended March 31, 2016

Allowance for loan losses:
Beginning balance	$109,428	$9,858	$119,286	$6,041	$5,642	$25,353	$24,857	$181,179
Purchased credit impaired activity:
Charge-offs	—	(28)	(28)	(1)	(18)	—	—	(47)
Recoveries	3	35	38	1	35	1	39	114
Net provision for loan losses	7	(194)	(187)	(109)	(151)	1,130	(1,179)	(496)
Decrease in FDIC loss share receivable	(17)	—	(17)	—	—	(2,153)	(19)	(2,189)
Non-purchased credit impaired activity:
Charge-offs	(17,667)	(783)	(18,450)	(115)	(110)	(175)	(5,843)	(24,693)
Recoveries	809	41	850	144	605	301	1,494	3,394
Net provision for loan losses	52,096	5,667	57,763	1,632	(1,627)	235	2,529	60,532
Ending balance	$144,659	$14,596	$159,255	$7,593	$4,376	$24,692	$21,878	$217,794
Ending balance:
Allowance:
Individually evaluated for impairment	$26,502	$67	$26,569	$1,272	$185	$125	$16	$28,167
Amounts related to purchased credit impaired loans	439	906	1,345	605	523	16,641	1,388	20,502
Collectively evaluated for impairment	117,718	13,623	131,341	5,716	3,668	7,926	20,474	169,125
Total allowance	$144,659	$14,596	$159,255	$7,593	$4,376	$24,692	$21,878	$217,794
Loans:
Individually evaluated for impairment	$201,029	$6,018	$207,047	$8,681	$14,072	$883	$58	$230,741
Purchased credit impaired loans	12,659	15,864	28,523	11,185	8,930	161,078	12,177	221,893
Collectively evaluated for impairment	6,931,718	1,901,465	8,833,183	1,732,879	1,072,412	1,839,006	2,048,010	15,525,490
Total loans	$7,145,406	$1,923,347	$9,068,753	$1,752,745	$1,095,414	$2,000,967	$2,060,245	$15,978,124

Impaired Loans

The following table shows the composition of nonaccrual loans by portfolio class.  Purchased credit impaired loans accounted for in pools with an accretable yield are considered to be performing and are excluded from the table.

	March 31,	December 31,
(in thousands)	2017	2016
Commercial non-real estate	$198,137	$249,037
Commercial real estate - owner occupied	11,167	14,413
Total commercial & industrial	209,304	263,450
Commercial real estate - income producing	13,348	13,954
Construction and land development	3,561	4,550
Residential mortgages	23,012	23,665
Consumer	13,424	12,351
Total loans	$262,649	$317,970

Nonaccrual loans include loans modified in troubled debt restructurings (“TDRs”) of $112.6 million and $81.9 million at March 31, 2017 and December 31, 2016, respectively.  Total TDRs, both accruing and nonaccruing, were $159.9 million as of March 31, 2017 and $121.7 million at December 31, 2016.  All TDRs are individually evaluated for impairment.

The table below details TDRs that were modified during the three months ended March 31, 2017 and March 31, 2016 by portfolio class.

	Three months Ended
($ in thousands)	March 31, 2017			March 31, 2016
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial non-real estate	9	$38,659	$38,659	11	$51,246	$51,246
Commercial real estate - owner occupied	1	656	656	—	—	—
Total commercial & industrial	10	39,315	39,315	11	51,246	51,246
Commercial real estate - income producing	2	5,527	5,527	—	—	—
Construction and land development	—	—	—	—	—	—
Residential mortgages	1	250	250	—	—	—
Consumer	—	—	—	—	—	—
Total loans	13	$45,092	$45,092	11	$51,246	$51,246

The TDRs during the three months ended March 31, 2017 reflected in the table above include $27.4 million of loans with extended amortization terms or other payment concessions, $10.7 million of loans with significant covenant waivers and $6.9 million with other modifications.  The TDRs during the three months ended March 31, 2016 include $26.8 million of loans with extended terms or other payment concessions and $24.6 million of other modifications.

No TDRs that subsequently defaulted within twelve months of modification were recorded in the three months ended March 31, 2017 or 2016.

The tables below present loans that are individually evaluated for impairment disaggregated by portfolio class at March 31, 2017 and December 31, 2016.  Loans individually evaluated for impairment include TDRs and loans that are determined to be impaired and have aggregate relationship balances of $1 million or more.

	March 31, 2017
	Recorded investment	Recorded investment	Unpaid
(in thousands)	without an allowance	with an allowance	principal balance	Related allowance
Commercial non-real estate	$120,166	$111,822	$244,153	$15,017
Commercial real estate - owner occupied	2,801	1,093	4,265	76
Total commercial & industrial	122,967	112,915	248,418	15,093
Commercial real estate - income producing	5,740	7,859	13,934	1,114
Construction and land development	1,576	16	2,556	1
Residential mortgages	2,158	1,078	3,761	94
Consumer	1,243	906	2,149	199
Total loans	$133,684	$122,774	$270,818	$16,501

	December 31, 2016
	Recorded investment	Recorded investment	Unpaid
(in thousands)	without an allowance	with an allowance	principal balance	Related allowance
Commercial non-real estate	$150,650	$120,612	$295,445	$28,187
Commercial real estate - owner occupied	4,261	2,007	6,646	246
Total commercial & industrial	154,911	122,619	302,091	28,433
Commercial real estate - income producing	10,447	4,929	15,708	466
Construction and land development	1,106	832	2,903	38
Residential mortgages	2,877	1,470	4,865	91
Consumer	—	2,154	2,155	267
Total loans	$169,341	$132,004	$327,722	$29,295

	Three Months Ended
	March 31, 2017		March 31, 2016
	Average	Interest	Average	Interest
	recorded	income	recorded	income
(in thousands)	investment	recognized	investment	recognized
Commercial non-real estate	$251,625	$337	$141,326	$182
Commercial real estate - owner occupied	5,081	4	5,713	14
Total commercial & industrial	256,706	341	147,039	196
Commercial real estate - income producing	14,487	43	9,902	22
Construction and land development	1,766	—	14,149	—
Residential mortgages	3,792	2	889	2
Consumer	2,152	2	105	1
Total loans	$278,903	$388	$172,084	$221

Aging Analysis

The tables below present the age analysis of past due loans by portfolio class at March 31, 2017 and December 31, 2016.  Purchased credit impaired loans accounted for in pools with an accretable yield are considered to be current.

							Recorded
			Greater than				investment
	30-59 days	60-89 days	90 days	Total		Total	> 90 days and
March 31, 2017	past due	past due	past due	past due	Current	Loans	still accruing
(in thousands)
Commercial non-real estate	$52,677	$15,530	$60,536	$128,743	$7,945,544	$8,074,287	$245
Commercial real estate - owner occupied	3,907	1,726	5,578	11,211	2,036,240	2,047,451	35
Total commercial & industrial	56,584	17,256	66,114	139,954	9,981,784	10,121,738	280
Commercial real estate - income producing	4,365	1,688	4,814	10,867	2,494,237	2,505,104	185
Construction and land development	14,845	343	2,944	18,132	1,234,535	1,252,667	25
Residential mortgages	18,104	5,104	15,655	38,863	2,227,400	2,266,263	—
Consumer	16,446	5,537	7,736	29,719	2,029,377	2,059,096	100
Total	$110,344	$29,928	$97,263	$237,535	$17,967,333	$18,204,868	$590

							Recorded
			Greater than				investment
	30-59 days	60-89 days	90 days	Total		Total	> 90 days and
December 31, 2016	past due	past due	past due	past due	Current	Loans	still accruing
(in thousands)
Commercial non-real estate	$19,722	$1,909	$68,505	$90,136	$7,523,781	$7,613,917	$384
Commercial real estate - owner occupied	3,008	581	6,310	9,899	1,896,922	1,906,821	52
Total commercial & industrial	22,730	2,490	74,815	100,035	9,420,703	9,520,738	436
Commercial real estate - income producing	838	50	5,026	5,914	2,007,976	2,013,890	216
Construction and land development	694	171	5,300	6,165	1,004,714	1,010,879	1,563
Residential mortgages	24,599	8,816	14,369	47,784	2,098,929	2,146,713	1
Consumer	18,621	7,441	9,147	35,209	2,024,722	2,059,931	823
Total	$67,482	$18,968	$108,657	$195,107	$16,557,044	$16,752,151	$3,039

Credit Quality Indicators

The following tables present the credit quality indicators by segments and portfolio class of loans at March 31, 2017 and December 31, 2016.

	March 31, 2017
(in thousands)	Commercial non-real estate	Commercial real estate - owner-occupied	Total commercial & industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$6,839,049	$1,840,799	$8,679,848	$2,292,057	$1,139,772	$12,111,677
Pass-Watch	296,914	46,048	342,962	141,063	93,309	577,334
Special Mention	182,128	55,919	238,047	30,360	8,311	276,718
Substandard	744,326	104,685	849,011	41,614	11,275	901,900
Doubtful	11,870	—	11,870	10	—	11,880
Total	$8,074,287	$2,047,451	$10,121,738	$2,505,104	$1,252,667	$13,879,509

	December 31, 2016
(in thousands)	Commercial non-real estate	Commercial real estate - owner-occupied	Total commercial & industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$6,364,348	$1,719,114	$8,083,462	$1,873,644	$968,505	$10,925,611
Pass-Watch	203,311	47,676	250,987	78,309	22,592	351,888
Special Mention	181,763	40,299	222,062	22,492	4,142	248,696
Substandard	846,793	99,732	946,525	39,434	15,640	1,001,599
Doubtful	17,702	—	17,702	11	—	17,713
Total	$7,613,917	$1,906,821	$9,520,738	$2,013,890	$1,010,879	$12,545,507

	March 31, 2017			December 31, 2016
(in thousands)	Residential mortgage	Consumer	Total	Residential mortgage	Consumer	Total
Performing	$2,243,251	$2,045,572	$4,288,823	$2,123,048	$2,046,757	$4,169,805
Nonperforming	23,012	13,524	36,536	23,665	13,174	36,839
Total	$2,266,263	$2,059,096	$4,325,359	$2,146,713	$2,059,931	$4,206,644

Below are the definitions of the Company’s internally assigned grades:

Commercial:

•	Pass – loans properly approved, documented, collateralized, and performing which do not reflect an abnormal credit risk.
•

Pass-Watch – credits in this category are of sufficient risk to cause concern.  This category is reserved for credits that display negative performance trends.  The “Watch” grade should be regarded as a transition category.

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

Purchased Credit Impaired Loans

Changes in the carrying amount of purchased credit impaired loans and related accretable yield are presented in the following table for the three months ended March 31, 2017 and the year ended December 31, 2016.

	March 31, 2017		December 31, 2016
	Carrying		Carrying
	Amount	Accretable	Amount	Accretable
(in thousands)	of Loans	Yield	of Loans	Yield
Balance at beginning of period	$190,915	$113,686	$225,838	$129,488
Payments received, net	(16,422)	(1,477)	(55,194)	(11,024)
Accretion	4,874	(4,874)	20,271	(20,271)
Increase (decrease) in expected cash flows based on actual cash flows and changes in cash flow assumptions	—	4,318	—	5,358
Net transfers to (from) nonaccretable difference to accretable yield	—	3,422	—	10,135
Balance at end of period	$179,367	$115,075	$190,915	$113,686

Loans Acquired in an FDIC-Assisted Transaction and the Related FDIC Loss Share Receivable

Loans purchased in the 2009 acquisition of Peoples First Community Bank were covered by two loss share agreements between the FDIC and the Company.  The loss share agreement covering the non-single family portfolio expired in December 2014 and is now in a three-year recovery period where 80% of recoveries on reimbursed losses are due to the FDIC.  The loss share agreement covering the single family portfolio expires in December 2019.  As of March 31, 2017 and March 31, 2016, loans totaling $143.8 million and $168.1 million, respectively, were covered by the single family loss share agreement, providing considerable protection against credit risk.

The receivable arising from the loss share agreements (referred to as the “FDIC loss share receivable” on our consolidated statements of financial condition) is measured separately from the covered loans because the agreements are not contractually part of the loans and are not transferable should the Company choose to dispose of the loans.

The following schedule shows activity in the loss share receivable for the three months ended March 31, 2017 and 2016.

	Three months Ended
	March 31,	March 31,
(in thousands)	2017	2016
Beginning Balance	$16,219	$29,868
Amortization	(1,100)	(1,613)
Charge-offs, write-downs and other recoveries	(1,231)	(1,005)
External expenses qualifying under loss share agreement	131	465
Changes due to changes in cash flow projections	(1,830)	(2,189)
Net payments to FDIC	1,131	302
Ending balance	$13,320	$25,828

Residential Mortgage Loans in Process of Foreclosure

Included in loans are $7.5 million and $10.1 million of consumer loans secured by single family residential real estate that are in process of foreclosure as of March 31, 2017 and December 31, 2016, respectively.  Of these loans, $3.7 million and $4.9 million, respectively, are covered by the FDIC loss share agreement.  Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction.  In addition to the single family residential real estate loans in process of foreclosure, the Company also held $3.1 million of foreclosed single family residential properties in other real estate owned as of March 31, 2017 and December 31, 2016.  Of these foreclosed properties, $0.7 million and $0.9 million as of March 31, 2017 and December 31, 2016, respectively, are also covered by the FDIC loss share agreement.

5.  Securities Sold under Agreements to Repurchase

Included in short-term borrowings at March 31, 2017 was $444.8 million of customer securities sold under agreements to repurchase (“repurchase agreements”) that mature daily and were secured by agency securities.  The Company borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury management services offered to its deposit customers. As the Company maintains effective control over assets sold under agreements to repurchase, the securities continue to be carried on the consolidated statements of financial condition. Because the Company acts as borrower transferring assets to the counterparty, and the agreements mature daily, the Company’s risk is limited.

6.  Derivatives

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage risks related to differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments, currently related to select pools of variable rate loans and fixed-rate brokered deposits.  The Bank has also entered into interest rate derivative agreements as a service to certain qualifying customers.  The Bank manages a matched book with respect to these customer derivatives in order to minimize its net risk exposure resulting from such agreements.  The Bank also enters into risk participation agreements under which it may either sell or buy credit risk associated with a customer’s performance under certain interest rate derivative contracts related to loans in which participation interests have been sold to or purchased from other banks.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2017 and December 31, 2016.  Effective January 3, 2017, the Company’s central clearing counterparty amended its rulebook to legally characterize variation margin accounts as settlements, rather than being reflected separately as collateral.  As a result of that change, the Company began prospectively reflecting derivative assets and liabilities net of the central clearing counterparty derivative margin account.

		March 31, 2017			December 31, 2016

			Derivative (1)			Derivative (1)
(in thousands)	Type of Hedge	Notional or Contractual Amount	Assets	Liabilities	Notional or Contractual Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	Cash Flow	$850,000	$37	$8,958	$1,100,000	$—	$7,787
Interest rate swaps	Fair Value	138,000	—	397	—	—	—
		$988,000	$37	$9,355	$1,100,000	$—	$7,787
Derivatives not designated as hedging instruments:
Interest rate swaps (2)	N/A	$970,658	$16,679	$16,901	$979,391	$18,405	$18,362
Risk participation agreements	N/A	100,777	41	105	84,732	50	105
Forward commitments to sell residential mortgage loans	N/A	78,398	207	1,183	75,676	900	221
Interest rate-lock commitments on residential mortgage loans	N/A	61,655	1,020	188	46,840	189	228
Foreign exchange forward contracts	N/A	54,666	651	610	56,152	771	729
		$1,266,154	$18,598	$18,987	$1,242,791	$20,315	$19,645
Total derivatives		$2,254,154	$18,635	$28,342	$2,342,791	$20,315	$27,432
Less: netting adjustment (3)			(3,676)	(15,465)		—	—
Total derivative assets/liabilities			$14,959	$12,877		$20,315	$27,432
(1)	Derivative assets and liabilities are reported at fair value in other assets or other liabilities, respectively, in the consolidated balance sheets.

(2)	The notional amount represents both the customer accommodation agreements and offsetting agreements with unrelated financial institutions.

(3)

Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty.  See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans.   For each agreement, the Company receives interest at a fixed rate and pays at a variable rate.  The swap agreements expire as follows:  notional amount of $200 million expires in 2017;  $200 million expire in 2018; $250 million expire in 2019; and $200 million expires in 2020.

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

Fair Value Hedges of Interest Rate Risk

During 2017, the Company entered into interest rate swap agreements that modify the Company’s exposure to interest rate risk by effectively converting a portion of the Company’s brokered certificates of deposit from fixed rates to variable rates. The maturities and call features of these interest rate swaps match the features of the hedged deposits.  As interest rates fall, the decline in the value of the certificates of deposit is offset by the increase in the value of the interest rate swaps.  Conversely, as interest rates rise, the value of the underlying deposits increase, but the value of the interest rate swaps decrease, resulting in no impact on earnings.  Interest expense is adjusted by the difference between the fixed and floating rates for the period the swaps are in effect.  Hedge ineffectiveness on these transactions results in an increase or decrease of noninterest income.

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

Effect of Derivative Instruments on the Income Statement

Derivative income consisting primarily of customer interest rate swap fees, net of fair value adjustments, is reflected in the income statement in other noninterest income, totaling $0.5 million and ($0.1) million for the three months ended March 31, 2017 and 2016, respectively.  The impact to interest income from cash flow hedges was $0.1 million and $0.3 million for the three months ended March 31, 2017 and 2016, respectively.  The fair value hedge reduced interest expense on deposits by $141,000 and reduced noninterest income by $15,000 due to ineffectiveness.

Credit risk-related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as the downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution.  These derivative agreements also contain provisions regarding the posting of collateral by each party.  As of March 31, 2017,  the aggregate fair value of derivative instruments with credit risk-related contingent features that were in a net liability position was $21.2 million.

Offsetting Assets and Liabilities

The Bank’s derivative instruments to certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero.  Agreements with certain bilateral counterparties require both parties to maintain collateral in the event the fair values of derivative instruments exceed established exposure thresholds.  For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses.  As noted above, effective January 3, 2017, the Company began to reflect its derivative assets and liabilities net of the central clearing party variation margin account in the statement of financial position.  Offsetting information in regards to all derivative assets and liabilities, including accrued interest, subject to these master netting agreements at March 31, 2017 and December 31, 2016 is presented in the following tables.

(in thousands)		Gross Amounts Offset in	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	the Statement of Financial Position	the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
As of March 31, 2017
Derivative Assets	$5,498	$(3,639)	$1,859	$1,859	$—	$—

Derivative Liabilities	$21,162	$(15,499)	$5,663	$1,859	$5,620	$(1,816)

(in thousands)		Gross Amounts Offset in	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	the Statement of Financial Position	the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
As of December 31, 2016
Derivative Assets	$4,788	$—	$4,788	$4,788	$—	$—

Derivative Liabilities	$26,846	$—	$26,846	$4,788	$19,095	$2,963

The Company has excess collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

7.    Stockholders’ Equity

The presentation of the components of shareholders’ equity was modified from prior filings to consolidate treasury stock into surplus in the consolidated balance sheets and statements of changes in shareholders’ equity in order to simplify the presentation.  Additional information on treasury stock is reflected in the commons shares outstanding section below.

Common Shares Outstanding

Shares outstanding exclude treasury shares of 1.0 million and 1.3 million at March 31, 2017 and December 31, 2016, respectively, with a first-in-first-out cost basis of $17.3 million and $24.1 million at March 31, 2017 and December 31, 2016, respectively.  Shares outstanding also exclude unvested restricted share awards of 1.9 million and 2.0 million at March 31, 2017 and December 31, 2016, respectively.

Accumulated Other Comprehensive Income (Loss)

The components of AOCI and changes in those components are presented in the following table.

	Available	HTM Securities
	for Sale	Transferred	Employee	Cash
(in thousands)	Securities	from AFS	Benefit Plans	Flow Hedges	Total
Balance, December 31, 2015	$4,268	$(16,795)	$(67,890)	$(178)	$(80,595)
Other comprehensive income before income taxes:
Net change in unrealized gain	26,882	—	—	2,090	28,972
Reclassification of net (gain) losses realized and included in earnings	(346)	—	1,437	—	1,091
Amortization of unrealized net loss on securities transferred to HTM	—	798	—	—	798
Income tax expense	9,751	292	525	764	11,332
Balance, March 31, 2016	$21,053	$(16,289)	$(66,978)	$1,148	$(61,066)
Balance, December 31, 2016	$(28,679)	$(14,392)	$(72,501)	$(4,960)	$(120,532)
Other comprehensive income before income taxes:
Net change in unrealized gain (loss)	2,319	—	—	(1,135)	1,184
Reclassification of net losses realized and included in earnings	—	—	1,387	—	1,387
Amortization of unrealized net loss on securities transferred to HTM	—	650	—	—	650
Income tax expense (benefit)	843	266	504	(412)	1,201
Balance, March 31, 2017	$(27,203)	$(14,008)	$(71,618)	$(5,683)	$(118,512)

AOCI is reported as a component of stockholders’ equity.  AOCI can include, among other items, unrealized holding gains and losses on securities available for sale (“AFS”), gains and losses associated with pension or other post-retirement benefits that are not recognized immediately as a component of net periodic benefit cost, and gains and losses on derivative instruments that are designated as, and qualify as, cash flow hedges.  Net unrealized gains/losses on AFS securities reclassified as securities held to maturity (“HTM”) also continue to be reported as a component of AOCI and will be amortized over the estimated remaining life of the securities as an adjustment to interest income.  Subject to certain thresholds, unrealized losses on employee benefit plans will be reclassified into income as pension and post-retirement costs are recognized over the remaining service period of plan participants.  Accumulated gains/losses on the cash flow hedge of the variable-rate loans described in Note 6 will be reclassified into income over the life of the hedge.  Gains (losses) in AOCI are net of deferred income taxes.

The following table shows the line items in the consolidated income statements affected by amounts reclassified from AOCI.

	Three months ended
Amount reclassified from AOCI (a)	March 31,		Affected line item on
(in thousands)	2017	2016	the income statement
Gain on sale of AFS securities	$—	$346	Securities transactions
Tax effect	—	(127)	Income taxes
Net of tax	—	219	Net income
Amortization of unrealized net loss on securities transferred to HTM	(650)	(798)	Interest income
Tax effect	266	292	Income taxes
Net of tax	(384)	(506)	Net income
Amortization of defined benefit pension and post-retirement items	(1,387)	(1,437)	Employee benefits expense (b)
Tax effect	504	525	Income taxes
Net of tax	(883)	(912)	Net income
Total reclassifications, net of tax	$(1,267)	$(1,199)	Net income

(a)	Amounts in parenthesis indicate reduction in net income.

(b)

These accumulated other comprehensive income components are included in the computation of net periodic pension and post-retirement cost that is reported with employee benefits expense (see Note 11 for additional details).

8.  Other Noninterest Income

Components of other noninterest income are as follows.

	Three months Ended
	March 31,
(in thousands)	2017	2016
Income from bank-owned life insurance	$2,652	$2,550
Credit related fees	2,878	2,357
Derivative income	465	(139)
Net gain on sale of assets	4,125	1,766
Safety deposit box income	449	478
Other miscellaneous	2,306	2,334
Total other noninterest income	$12,875	$9,346

9.  Other Noninterest Expense

Components of other noninterest expense are as follows.

	Three months Ended
	March 31,
(in thousands)	2017	2016
Advertising	$3,077	$2,357
Ad valorem and franchise taxes	3,036	2,303
Printing and supplies	1,178	1,111
Insurance expense	817	835
Travel expense	1,059	949
Entertainment and contributions	1,783	1,632
Tax credit investment amortization	1,212	1,743
Other miscellaneous	6,468	5,779
Total other noninterest expense	$18,630	$16,709

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

A summary of the information used in the computation of earnings per common share follows.

	Three months Ended
	March 31,
(in thousands, except per share data)	2017	2016
Numerator:
Net income to common shareholders	$49,014	$3,839
Net income allocated to participating securities - basic and diluted	1,156	97
Net income allocated to common shareholders - basic and diluted	$47,858	$3,742
Denominator:
Weighted-average common shares - basic	$84,365	$77,501
Dilutive potential common shares	259	171
Weighted-average common shares - diluted	$84,624	$77,672
Earnings per common share:
Basic	$0.57	$0.05
Diluted	$0.57	$0.05

Potential common shares consist of employee and director stock options.  These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be anti-dilutive, i.e., increase earnings per share or reduce a loss per share.  Weighted-average anti-dilutive potential common shares totaled 15,986 and 656,623, respectively, for the three months ended March 31, 2017 and March 31, 2016.

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

The following tables show the components of net periodic benefits cost included in expense for the plans for the periods indicated.

			Other Post-
(in thousands)	Pension Benefits		retirement Benefits
Three Months Ended March 31,	2017	2016	2017	2016
Service cost	$3,750	$3,265	$48	$29
Interest cost	4,123	4,988	180	206
Expected return on plan assets	(8,750)	(8,891)	—	—
Amortization of net loss	1,435	1,468	(48)	(31)
Net periodic benefit cost	$558	$830	$180	$204

No contribution is required in 2017 to meet minimum funding requirements, and the Company has no plans to make a contribution in the current year.

The Company also provides a defined contribution 401(k) retirement benefit plan. Under the plan, the Company matches 100% of the first 1% of compensation saved by a participant, and 50% of the next 5% of compensation saved.

12.  Share-Based Payment Arrangements

Hancock maintains incentive compensation plans that provide for awards of share-based compensation to employees and directors.  These plans have been approved by the Company’s shareholders.  Detailed descriptions of these plans were included in Note 16 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  Effective January 1, 2017, the Company prospectively adopted accounting guidance intended to improve the accounting for employee share-based payments.  The Company elected to account for forfeitures as they occur. The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.

A summary of option activity for the three months ended March 31, 2017 is presented below.

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
Options	Shares	Price	(Years)	Value ($000)
Outstanding at January 1, 2017	456,258	$35.91		$3,734
Exercised/Released	(256,611)	33.71		3,270
Cancelled/Forfeited	(538)	32.09		6
Expired	(689)	44.91
Outstanding at March 31, 2017	198,420	$38.74	2.91	$1,728
Exercisable at March 31, 2017	177,151	$39.83	2.64	$1,392

The total intrinsic value of options exercised for the three months ended March 31, 2017 was $3.3 million.  There was no total intrinsic value of options exercised for the three months ended March 31, 2016.

The restricted and performance shares in the table below are subject to service requirements. A summary of the status of the Company’s nonvested restricted and performance shares as of March 31, 2017 and changes during the three months ended March 31, 2017, is presented in the following table.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2017	2,152,119	$32.12
Granted	49,558	40.82
Vested	(9,607)	31.81
Forfeited	(20,446)	32.51
Nonvested at March 31, 2017	2,171,624	$32.32

As of March 31, 2017,  there was $52.7 million of total unrecognized compensation expense related to nonvested restricted and performance shares expected to vest.  This compensation is expected to be recognized in expense over a weighted average period of 3.4 years.  The total fair value of shares which vested during the three months ended March 31, 2017 and 2016 was $0.5 million and $0.9 million, respectively.

During the three months ended March 31, 2017, the Company granted 23,489 performance shares subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $42.92 per share and 23,489 performance shares subject to a core earnings per share performance metric with a grant date fair value of $38.26 per share to key members of executive management. The number of performance shares subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 44 regional banks. The fair value of the performance shares subject to TSR at the grant date was determined using a Monte Carlo simulation method.  The number of performance shares subject to core earnings per share that ultimately vest will be based on the Company’s attainment of certain core earnings per share goals over the two-year performance period.  The maximum number of performance shares that could vest is 200% of the target award.  Compensation expense for these performance shares is recognized on a straight-line basis over the three-year service period.

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

	March 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$74,496	$—	$74,496
Municipal obligations	—	241,036	—	241,036
Corporate debt securities	—	3,500	—	3,500
Residential mortgage-backed securities	—	1,559,417	—	1,559,417
Commercial mortgage-backed securities	—	428,048	—	428,048
Collateralized mortgage obligations	—	192,264	—	192,264
Total available for sale securities	—	2,498,761	—	2,498,761
Derivative assets (1)	—	14,959	—	14,959
Total recurring fair value measurements - assets	$—	$2,513,720	$—	$2,513,720
Liabilities
Derivative liabilities (1)	$—	$12,877	$—	$12,877
Total recurring fair value measurements - liabilities	$—	$12,877	$—	$12,877

(1)	For further disaggregation of derivative assets and liabilities, see Note 6 - Derivatives.

	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$54,828	$—	$54,828
Municipal obligations	—	242,155	—	242,155
Corporate debt securities	—	3,500	—	3,500
Residential mortgage-backed securities	—	1,611,355	—	1,611,355
Commercial mortgage-backed securities	—	402,591	—	402,591
Collateralized mortgage obligations	—	202,479	—	202,479
Total available for sale securities	—	2,516,908	—	2,516,908
Derivative assets (1)	—	20,315	—	20,315
Total recurring fair value measurements - assets	$—	$2,537,223	$—	$2,537,223
Liabilities
Derivative liabilities (1)	$—	$27,432	$—	$27,432
Total recurring fair value measurements - liabilities	$—	$27,432	$—	$27,432

(1)	For further disaggregation of derivative assets and liabilities, see Note 6 - Derivatives.

Securities classified as level 2 include obligations of U.S. Government agencies and U.S. Government-sponsored agencies, residential mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies, and

state and municipal bonds.   The level 2 fair value measurements for investment securities are obtained quarterly from a third-party pricing service that uses industry-standard pricing models.  Substantially all of the model inputs are observable in the marketplace or can be supported by observable data.

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

	March 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$143,327	$—	$143,327
Other real estate owned	—	—	9,295	9,295
Total nonrecurring fair value measurements	$—	$143,327	$9,295	$152,622

	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$169,888	$—	$169,888
Other real estate owned	—	—	13,968	13,968
Total nonrecurring fair value measurements	$—	$169,888	$13,968	$183,856

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

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amount at March 31, 2017 and December 31, 2016.

	March 31, 2017
				Total Fair	Carrying
(in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$384,587	$—	$—	$384,587	$384,587
Available for sale securities	—	2,498,761	—	2,498,761	2,498,761
Held to maturity securities	—	2,477,420	—	2,477,420	2,502,512
Loans, net	—	143,327	17,580,123	17,723,450	17,991,318
Loans held for sale	—	20,883	—	20,883	20,883
Derivative financial instruments	—	14,959	—	14,959	14,959
Financial liabilities:
Deposits	$—	$—	$19,927,363	$19,927,363	$19,922,020
Federal funds purchased	16,321	—	—	16,321	16,321
Securities sold under agreements to repurchase	444,788	—	—	444,788	444,788
FHLB short-term borrowings	1,660,823	—	—	1,660,823	1,660,823
Long-term debt	—	524,039	—	524,039	525,082
Derivative financial instruments	—	12,877	—	12,877	12,877

	December 31, 2016
				Total Fair	Carrying
(in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$450,866	$—	$—	$450,866	$450,866
Available for sale securities	—	2,516,908	—	2,516,908	2,516,908
Held to maturity securities	—	2,470,117	—	2,470,117	2,500,220
Loans, net	—	169,888	16,326,961	16,496,849	16,522,733
Loans held for sale	—	34,064	—	34,064	34,064
Derivative financial instruments	—	20,315	—	20,315	20,315
Financial liabilities:
Deposits	$—	$—	$19,430,939	$19,430,939	$19,424,266
Federal funds purchased	2,275	—	—	2,275	2,275
Securities sold under agreements to repurchase	358,131	—	—	358,131	358,131
FHLB short-term borrowings	865,000	—	—	865,000	865,000
Long-term debt	—	435,747	—	435,747	436,280
Derivative financial instruments	—	27,432	—	27,432	27,432

14.  Recent Accounting Pronouncements

Accounting Standards Adopted in 2017

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting” to improve the accounting for employee share-based payments. Several aspects of the accounting for share-based payment award transactions are simplified, including income tax consequences; classification of awards as either equity or liabilities; and classification on the statement of cash flows.  The amendments were effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods and we adopted the guidance effective January 1, 2017.  In accordance with the standard, the Company elected to account for forfeitures of stock-based compensation as they occur and will now reclass dividends paid on forfeited shares to compensation expense from retained earnings.    Classification of shares forfeited for taxes are reflected in the statement of cash flows as a financing rather than operating activity, with all historical periods restated.  In addition, the Company began recognizing excess tax benefits and tax deficiencies during the period to income (rather than in equity) on a prospective basis.  Our adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations, however, the change in treatment  of excess tax benefits and tax deficiencies could result in volatility of future earnings, depending on changes in stock prices.

Issued but Not Yet Adopted Accounting Standards

In March 2017, the FASB issued ASU 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities,” which amends the amortization period for certain purchased callable debt securities held at a premium.  The amendments require the premium to be amortized to the earliest call date.  The amendments do not, however, require an accounting change for securities held at a discount; instead, the discount continues to be amortized to maturity.  The amendments in this ASU more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities.  These amendments are effective for fiscal years, and for interim period within those fiscal years, beginning after December 15, 2018.  Early adoption is permitted, including adoption in an interim period.  If adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period.  The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retain earnings as of the beginning of the period of adoption.  The Company is currently assessing this pronouncement and is considering early adoption, but it is not expected to have a material impact on the Company’s financial condition or results of operations.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715):  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost” to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost.  The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  The amendments also allow only the service cost component to be eligible for capitalization when applicable.  These amendments are effective for public business entities for annual periods beginning after December

15, 2017, including interim periods within those annual periods.  Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance, meaning early adoption should be within the first interim period if an employer issues interim financial statements.  Disclosures of the nature of and reason for the change in accounting principle are required in the first interim and annual periods of adoption.  The amendments should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets.  The Company is currently assessing this pronouncement and the impact of adoption, but it is not expected to have a material impact on the Company’s financial condition or results of operations.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Under the amendments in this ASU, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  Additionally, ASU No. 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test.  This ASU is effective for public business entities that are SEC filers for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The ASU should be applied using a prospective method.  The Company is currently assessing this pronouncement and is considering early adoption, but it is not expected to have a material impact on the Company’s financial condition or results of operations.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credits Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The ASU, more commonly referred to as Current Expected Credit Losses, or CECL, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques applied today will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  In addition, the ASU amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration.  The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  Early application is permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company has begun the process of implementation and currently is not planning to early adopt.  The Company expects the guidance will result in an increase in the allowance for loan losses given the change from covering losses inherent in the portfolio to covering losses over the remaining expected life of the portfolio and the nonaccretable difference on purchased credit impaired loans moving to an allowance (offset by an increase in the carrying value of the related loans). The guidance will also result in the establishment of an allowance for credit loss on held to maturity debt securities.  The amount of the increase in these allowances will be impacted by the portfolio composition and quality at the adoption date as well as economic conditions and forecasts at that time.

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

15.  Subsequent Event

On April 28, 2017, the Company announced that its banking subsidiary, Whitney Bank, entered into a purchase and assumption agreement with the FDIC (“Agreement”), which acted as the receiver for the Louisiana Office of Financial Institutions (“OFI”) following the OFI's determination to close FNBC.   Pursuant to the Agreement, Whitney Bank acquired selected assets and liabilities of FNBC from the FDIC.

Under the Agreement, Whitney acquired approximately $1.6 billion in deposits, which were primarily in the form of transaction and savings accounts, and purchased approximately $1.0 billion in cash, securities, loans, and other assets, primarily at book value, for a transaction premium of $35 million. The FDIC made a payment to Whitney Bank of $655 million for the net liabilities assumed. These amounts are subject to adjustment based upon final settlement with the FDIC pursuant to the  Agreement.

Whitney will continue to operate the former FNBC banking premises for a period of time. Whitney will have the right for a 90-day period to purchase at fair market value any owned FNBC banking premises (and purchase at fair market value certain related assets) and will have the right for a 60-day period to assume the leases for any leased premises (and purchase at fair market value certain related assets).

The terms of the Agreement require the FDIC to indemnify Whitney against certain liabilities of FNBC and its affiliates not assumed or otherwise purchased by Whitney.  Neither the Company nor Whitney Bank acquired any assets, common stock, preferred stock or debt, or assumed any other obligations, of FNBC Bank Holding Company or FNBC.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

Non-GAAP Financial Measures

Management’s Discussion and Analysis of Financial Condition and Results of Operations include non-GAAP measures used to describe Hancock’s performance.  A reconciliation of those measures to GAAP measures are provided within the appropriate section of this Item.

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

We define Core Revenue as core net interest income and noninterest income less the amortization of the FDIC loss share receivable related to loans acquired in an FDIC assisted transaction and other nonoperating revenues.

We define Core Pre-Provision Net Revenue as core revenue less noninterest expense, excluding intangible amortization and other nonoperating items. Management believes that core pre-tax, pre-provision net revenue is a useful financial measure because it enables investors and others to assess the Company’s ability to generate capital to cover credit losses through a credit cycle.

Acquisition

On March 10, 2017, the Company completed the transaction with FNBC, whereby the Company acquired approximately $1.2 billion in loans (net of fair value discount or “loan mark”), 9 branch locations with $398 million in deposits, and assumed $604 million in FHLB borrowings.  This in-market transaction strengthens our position in the Greater New Orleans area.  The operational conversion of the branch locations is expected to occur in mid-May 2017 with the simultaneous closure of 10 overlapping branches.  The transaction was originally announced on December 30, 2016.  For additional information on the transaction, see Notes to Consolidated Financial Statements – Note 2 Acquisition.

Subsequent Event

On April 28, 2017, the Company announced that its banking subsidiary, Whitney Bank, entered into a purchase and assumption agreement with the FDIC (“Agreement”), which acted as the receiver for the Louisiana Office of Financial Institutions (“OFI”) following the OFI’s determination to close FNBC.  Pursuant to the Agreement, Whitney Bank acquired selected assets and liabilities of FNBC from the FDIC.  Management believes this in-market transaction is low risk and will be financially compelling, helping us achieve our long term goals.

Under the Agreement, Whitney acquired/assumed the following assets and liabilities:

•	Approximately $1.6 billion in deposits, primarily transaction and savings accounts
•	Approximately $1.0 billion in cash, securities, loans, and other assets, primarily at book value
•	The FDIC made a cash payment to Whitney Bank of $655 million (net of a transaction premium of $35 million) for the net liabilities assumed

Whitney will continue to operate the former FNBC banking premises for a period of time. Whitney will have the right for a 90-day period to purchase at fair market value any owned FNBC banking premises (and purchase at fair market value certain related assets) and will have the right for a 60-day period to assume the leases for any leased premises (and purchase at fair market value certain related assets).

The terms of the Agreement require the FDIC to indemnify Whitney against certain liabilities of FNBC and its affiliates not assumed or otherwise purchased by Whitney. Neither the Company nor Whitney Bank acquired any assets, common stock, preferred stock or debt, or assumed any other obligations, of FNBC Bank Holding Company or FNBC.

Recent Economic and Industry Developments

Current Economic Environment

Most of Hancock’s market area reflected a modest to moderate expansion in economic activity during the first quarter according to the Federal Reserve’s Summary of Commentary on Current Economic Conditions (“Beige Book”).  Energy-related businesses operating mainly in Hancock’s south Louisiana and Houston, Texas markets again showed improvement in the current quarter. Demand for oil field services improved with oil and gas activity growing, though activity remains well below third-quarter 2014 levels.  There is concern, however, that the accelerated pace may not be sustainable.  While overall outlooks are positive, continued volatility in the sector is expected.

The commercial real estate market continued to improve in most of our footprint, with growing demand for office and industrial space in certain market areas.  Commercial construction activity also increased in these sectors.  Continued improvement is expected in the commercial real estate market.  The Houston market is the exception to this positive outlook with weak demand for office space and construction.

The residential real estate market experienced slow and steady growth across the Company’s footprint outside of the Houston area during the quarter, with construction activity up year-over-year.   Home prices increased modestly, with buyers remaining price sensitive. Apartment demand was strong in all markets excluding Houston, where rents were flat to down.   New home sales and construction activity are expected to remain flat or improve slightly over the next three months in all of our markets.

Retail sales activity and consumer spending were mixed with merchants expecting sales to remain flat.  Auto sales increased throughout the Company’s footprint and tourism and hospitality activity was strong.  Employment increased at a moderate pace over the reporting period, while wage increases remained steady in the 2 to 3 percent range.  Energy companies indicated that hiring had picked up in the first quarter; however, some companies in the exploration and production sector continued to note layoffs.

Loan demand across the geographic markets that Hancock serves improved.  Loan volumes increased primarily in commercial and industrial loans and real estate (commercial and residential) loans, with consumer loans decreasing.  Outlooks were mostly optimistic, with anticipation of stronger loan demand and business activity six months from now.  Overall, the economic outlook is more positive than in previous periods.

Highlights of First Quarter 2017 Financial Results

Net income in the first quarter of 2017 was $49.0 million, or $0.57 per diluted common share, compared to $51.8 million, or $0.64 per diluted common share, in the fourth quarter of 2016.  Net income was $3.8 million, or $0.05 per diluted common share, in the first quarter of 2016.  The first quarter of 2017 included a full quarter impact of the 6.3 million shares issued in the mid-December 2016 common stock offering ($0.04 per share impact), $6.5 million of acquisition costs related to the FNBC transaction ($0.05 per share) partially offset by a $4.4 million gain from the sale of selected Hancock Horizon funds ($0.03 per share).  The first quarter of 2016 included a $60.0 million ($0.49 per share) provision for credit losses primarily related to the recent energy cycle.

Highlights of the Company’s first quarter 2017 results (compared to fourth quarter 2016):

•	Includes a partial quarter impact from the acquisition of selected assets and liabilities of FNBC totaling $2.9 million, or $0.03 per share, excluding the acquisition costs noted above
•	Acquired 9 branches from FNBC; operational conversion expected in mid-May 2017, with the simultaneous closure of 10 overlapping branches
•	Total loans up $1.5 billion; includes $1.2 billion from the FNBC transaction (net of the fair value discount, or “loan mark”)
•	Energy loans comprise 7.1% of total loans, down from 8.4%; allowance for the energy portfolio totals $83.7 million, or 6.5% of energy loans
•	Total deposits up $498 million; includes $398 million assumed in the FNBC transaction
•	Purchased $604 million of FHLB advances from FNBC
•	Core pre-provision net revenue of $93.3 million, up $6.1 million, or 7%

•	Net interest margin (“NIM”) of 3.37% up 11 basis points (bps); core NIM up 10 bps to 3.29%
•	Tangible common equity ratio down 70 bps to 7.94%; reflects partial use of capital raised in December 2016

The total allowance for loan losses was $213.6 million at March 31, 2017, down $15.9 million from December 31, 2016 and $4.2 million from March 31, 2016.  The ratio of the allowance for loan losses to period-end loans was 1.17% at March 31, 2017, down from 1.37% at December 31, 2016, and 1.36% at March 31, 2016, due largely to the addition of the FNBC loans.  There is no allowance for loan losses on the loans purchased from FNBC; however, a 4% loan mark has been applied to these loans.  The allowance for credits in the energy portfolio totaled $83.7 million, or 6.5% of energy loans, at March 31, 2017, down from $106.5 million, or 7.5% of energy loans, at December 31, 2016.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) for the first quarter of 2017 was $190.0 million, a $14.7 million, or 8% increase from the fourth quarter of 2016. Core net interest income was up $13.9 million.

Net interest income (te) for the first quarter of 2017 increased $21.8 million, or 13%, compared to the first quarter of 2016, while core net interest income was up $22.9 million, or 14%.  Interest earned on earning asset growth and improved yields were the primary drivers in increased net interest income.    The following table details the components of our net interest income and net interest margin.

	Three months Ended
	March 31, 2017			December 31, 2016			March 31, 2016
(dollars in millions)	Volume	Interest	Rate	Volume	Interest	Rate	Volume	Interest	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$13,058.7	$130.4	4.04%	$12,182.5	$116.8	3.81%	$11,713.2	$111.7	3.83%
Residential mortgage loans	2,185.9	21.3	3.90	2,085.1	20.7	3.98	2,058.5	21.3	4.13
Consumer loans	2,058.5	26.6	5.24	2,056.3	26.5	5.13	2,077.1	26.3	5.10
Loan fees & late charges		(0.1)			(0.5)			(0.8)
Total loans (te) (a) (b)	17,303.1	178.2	4.16	16,323.9	163.5	3.99	15,848.8	158.5	4.02
Loans held for sale	21.3	0.2	4.08	32.4	0.3	3.59	14.8	0.2	4.28
US Treasury and government agency securities	116.3	0.6	2.04	97.9	0.5	1.93	50.1	0.2	1.67
Mortgage-backed securities and collateralized mortgage obligations	3,975.2	22.1	2.22	4,017.9	21.0	2.09	4,132.8	22.9	2.21
Municipals (te) (a)	942.1	9.0	3.84	819.3	7.9	3.86	339.1	3.6	4.27
Other securities	3.7	—	1.96	4.1	—	1.79	6.1	—	1.85
Total securities (te) (a) (c)	5,037.3	31.7	2.52	4,939.2	29.4	2.38	4,528.1	26.7	2.36
Total short-term investments	408.3	0.7	0.74	166.7	0.2	0.49	519.0	0.6	0.47
Total earning assets (te) (a)	$22,770.0	$210.8	3.74%	$21,462.2	$193.4	3.59%	$20,910.7	$186.0	3.57%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$6,897.7	$4.5	0.27%	$6,761.9	$4.3	0.25%	$6,815.7	$4.7	0.28%
Time deposits	2,340.0	5.1	0.89	2,298.8	5.2	0.90	2,258.9	4.9	0.88
Public funds	2,547.9	3.2	0.50	2,317.0	2.5	0.43	2,173.5	2.1	0.38
Total interest-bearing deposits	11,785.6	12.8	0.44	11,377.7	12.0	0.42	11,248.1	11.7	0.42
Short-term borrowings	2,127.3	2.9	0.56	1,367.5	1.1	0.33	1,564.8	1.0	0.26
Long-term debt	458.0	5.1	4.42	453.1	4.9	4.36	483.3	5.1	4.20
Total borrowings	2,585.3	8.0	1.24	1,820.6	6.0	1.33	2,048.1	6.1	1.19
Total interest-bearing liabilities	14,370.9	20.8	0.59%	13,198.3	18.0	0.55%	13,296.2	17.8	0.54%
Net interest-free funding sources	8,399.1			8,263.9			7,614.5
Total cost of funds	$22,770.0	$20.8	0.37%	$21,462.2	$18.0	0.34%	$20,910.7	$17.8	0.34%
Net interest spread (te) (a)		$190.0	3.15%		$175.4	3.05%		$168.2	3.03%
Net interest margin	$22,770.0	$190.0	3.37%	$21,462.2	$175.4	3.26%	$20,910.7	$168.2	3.23%

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities.

The reported net interest margin was 3.37% for the first quarter of 2017, up 11 bps from the fourth quarter of 2016.  The core net interest margin for the first quarter of 2017 was 3.29% or 10 bps above the fourth quarter of 2016.  The core loan yield, which excludes purchase accounting adjustments, was up 16 bps and the yield on the investment portfolio increased 14 bps, partially offset by a 3 bp increase in the cost of funds.  The increase in loan yields was mainly related to higher-yielding loans acquired in the FNBC transaction, plus the full quarter impact of the increase in market rates by the Federal Reserve in December 2016.  The improved yields on investment securities resulted from a decrease in premium amortization as prepayments on mortgage-backed securities slowed. Also, the average balance of higher-yielding municipal bonds in the securities portfolio has increased by over $600 million over the past four quarters, including $123 million in the current quarter.  The increase in the cost of funds was primarily related to a $760 million, or 56% increase in short-term borrowings, along with an increase in the rate paid on these borrowings from 33 bps to 56 bps.

Compared to the first quarter of 2016, the net interest margin increased 14 bps and the core margin was up 17 bps.  The major factors in these increases are largely the same as for the comparison to the fourth quarter of 2016.

The overall reported yield on earning assets was 3.74% in the first quarter of 2017, up 17 bps from the first quarter of 2016, due to improving yields on loans and investment securities attributable to the same factors as the linked-quarter.  The $603 million increase in higher-yielding municipal securities ($123 million in the first quarter) improved the mix of the portfolio.

Due to the significant contribution from purchase accounting accretion related to assets acquired in business combinations, management believes that non-GAAP measures of core net interest income and core net interest margin provide investors with meaningful financial measures of the Company’s performance over time.  The following table provides a reconciliation of reported and core net interest income and reported and core net interest margin.

	Three months Ended
	March 31,	December 31,	March 31,
(dollars in millions)	2017	2016	2016
Net interest income	$181.7	$167.8	$162.8
Taxable-equivalent adjustment (te) (a)	8.3	7.6	5.4
Net interest income (te) (a)	190.0	175.4	168.2
Purchase accounting adjustments
Loan discount accretion	5.0	4.3	6.4
Bond premium amortization	(0.4)	(0.5)	(0.7)
Net purchase accounting accretion	4.6	3.8	5.7
Core net interest income (te) (a)	$185.4	$171.6	$162.5
Average earning assets	$22,770.0	$21,462.2	$20,910.7
Net interest margin - reported	3.37%	3.26%	3.23%
Net purchase accounting adjustments	0.08%	0.07%	0.11%
Core net interest margin	3.29%	3.19%	3.12%

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.

Provision for Loan Losses

During the first quarter of 2017, the Company recorded a total provision for loan losses of $16.0 million, up $1.5 million from the fourth quarter of 2016 and down $44.0 million from the first quarter of 2016.  The first quarter of 2016 included an increase in the provision related to the energy portfolio as discussed more fully in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Loan Losses and Asset Quality.”  The provision for the purchased credit impaired portfolio was a  credit of $0.4 million for the three months ended March 31, 2017 as compared to a credit of $0.7 million for the three months ended December 31, 2016 and a credit of $0.5 million for the three months ended March 31, 2016.  The credits to provision for the purchased credit impaired portfolio were primarily due to reductions in expected losses in the remaining portfolio related to the Peoples First Community Bank purchase.

Noninterest Income

Noninterest income totaled $63.5 million for the first quarter of 2017, down $2.4 million, or 4%, from the fourth quarter of 2016 and up $5.3 million, or 9%, compared to the first quarter of 2016.  Included in the first quarter of 2017 is a $4.4 million gain related to the sale of selected Hancock Horizon funds, classified as nonoperating, while the fourth quarter of 2016 included a $3.3 million gain on the sale of bank property.  Besides the impact of these gains, the largest component of the linked-quarter decrease is a $3.0 million decline in derivative income.

The components of noninterest income are presented in the following table for the indicated periods.

	Three months Ended

	March 31,	December 31,	March 31,
(in thousands)	2017	2016	2016
Service charges on deposit accounts	$19,206	$18,694	$18,383
Trust fees	11,211	11,764	11,224
Bank card and ATM fees	12,468	12,317	11,348
Investment and annuity fees	4,599	4,212	4,933
Secondary mortgage market operations	3,567	4,277	2,912
Insurance commissions and fees	665	866	1,307
Amortization of FDIC loss share receivable	(1,100)	(1,240)	(1,613)
Income from bank-owned life insurance	2,652	2,448	2,550
Credit related fees	2,878	2,617	2,357
Derivative income	465	3,455	(139)
Net gain on sale of assets	(227)	3,257	1,766
Safety deposit box income	449	381	478
Other miscellaneous	2,306	2,556	2,334
Securities transactions	—	289	346
Total noninterest operating income	$59,139	$65,893	$58,186
Nonoperating income items	4,352	—	—
Total noninterest income	$63,491	$65,893	$58,186

Service charges on deposits totaled $19.2 million for the first quarter of 2017, up $0.5 million, or 3%, from the fourth quarter of 2016 and up $0.8 million, or 4%, from the first quarter of 2016. These increases were primarily due to an increase in consumer overdraft fees.

Bank card and ATM fees totaled $12.5 million for the quarter ended March 31, 2017, compared to $12.3 million in the fourth quarter of 2016.  Compared to the first quarter of 2016, bank card and ATM fees were up $1.1 million, or 10% due to an increase in credit card and merchant fees.

Secondary mortgage market operations fee income decreased $0.7 million, or 17%, from the fourth quarter of 2016, but were up $0.7 million, or 22%, compared to the first quarter of 2016. The linked-quarter decline was due to the higher rate environment, which led to lower production, resulting in a lower percentage of loans sold into the secondary market. The increase over the prior-year quarter resulted from a 50% increase in loan production, partially offset by a lower percentage of loans sold.  Mortgage loan originations for the first quarter of 2017 totaled $345 million, compared to $376 million in the fourth quarter of 2016 and $226 million in the first quarter of 2016.

Trust, investment and annuity fees and insurance commissions and fees totaled $16.5 million in the first quarter of 2017, down $0.4 million linked quarter and down $1.0 million compared to the first quarter of 2016. Trust fees decreased due to the sale of the Hancock Horizon funds mentioned above. Investment and annuity fees were down due to a change in the mix of products sold.  In the current interest rate environment, customer demand for longer-term annuity products has been replaced for shorter duration products which result in lower upfront commissions.  Additionally, the Company has shifted its focus more towards recurring products that pay no upfront commissions but generate additional revenue over time.  Insurance commissions were down compared to both the fourth and the first quarters of 2016, due to changes in ancillary sales methodology, decreased seasonal demand and residual claims related to major flooding in Louisiana in 2016.

Income from bank-owned life insurance increased $0.2 million, or 8% compared to the fourth quarter of 2016 and was up $0.1 million, or 4%, compared to the first quarter of 2016, due to increases in the amount of bank-owned policies and the proceeds from death benefit claims.

Income on our customer interest rate derivative program resulted in a $0.5 million net gain for the first quarter of 2017 compared to a $3.5 million net gain in the fourth quarter of 2016 and a $0.1 million net loss in the first quarter of 2016.  This income is volatile in nature and is dependent upon both customer sales activity and market value adjustments due to interest rate movement.

Noninterest Expense

Noninterest expense for the first quarter of 2017 was $163.5 million, up $7.3 million, or 5%, from the fourth quarter of 2016, and up $7.5 million, or 5%, from the first quarter of 2016.  Excluding nonoperating expense items, noninterest expense for the first three months of 2017 totaled $157.1 million, an increase of $0.8 million, or less than 1% linked quarter and up $6.0 million, or 4% from the first quarter of 2016.

Nonoperating expenses in the first quarter of 2017 consisted of acquisition costs associated with the FNBC transaction. There were no nonoperating expenses in the fourth quarter of 2016.  Nonoperating expenses for the first quarter of 2016 totaling $5.0 million were almost all related to separation costs included in personnel expenses due to an efficiency initiative and technology enhancements.

The components of noninterest expense and nonoperating expense are presented in the following tables for the indicated periods.

	Three months Ended
	March 31,	December 31,	March 31,
(in thousands)	2017	2016	2016
Operating expense
Compensation expense	$73,005	$74,258	$69,438
Employee benefits	16,007	13,293	15,303
Personnel expense	89,012	87,551	84,741
Net occupancy expense	10,762	10,478	10,356
Equipment expense	3,708	3,460	3,774
Data processing expense	15,395	15,452	14,207
Professional services expense	6,649	7,644	7,440
Amortization of intangibles	4,705	4,766	5,124
Telecommunications and postage	3,467	3,229	3,361
Deposit insurance and regulatory fees	6,490	6,084	5,397
Other real estate expense, net	(13)	615	445
Advertising	2,947	3,029	2,357
Ad valorem and franchise taxes	3,036	1,830	2,303
Printing and supplies	1,174	1,112	1,111
Insurance expense	817	808	835
Travel expense	1,044	1,218	949
Entertainment and contributions	1,767	1,803	1,632
Tax credit investment amortization	1,212	(174)	1,743
Other miscellaneous	4,907	7,378	5,279
Total operating expense	$157,079	$156,283	$151,054
Nonoperating expense items	6,463	—	4,978
Total noninterest expense	$163,542	$156,283	$156,032

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2017	2016	2016
Nonoperating expense
Personnel expense	$107	$—	$3,974
Professional services expense	4,627	—	181
Advertising	130	—	—
Other expense	1,599	—	823
Total nonoperating expenses	$6,463	$—	$4,978

The following discussion of the components of noninterest expenses excludes nonoperating expenses for each period.

Personnel expense totaled $89.0 million for the first quarter of 2017, up $1.5 million, or 2% linked quarter, primarily due to reset of payroll taxes in the first quarter of each year.    Year over year, personnel expense was up $4.3 million, or 5%, due to normal merit increases and increased bonus and incentive compensation.

Occupancy and equipment expenses totaled $14.5 million in the first quarter of 2017, up $0.5 million, or 4%, from the fourth quarter of 2016 and up $0.3 million, or 2%, compared to the first quarter of 2016 due, in part, to costs related to acquired branches.

Net gains on ORE dispositions exceeded ORE expense by $13 thousand compared to $0.6 million of net expense in the fourth quarter of 2016. Management does not expect this level of ORE expense to be sustainable in future quarters.

All other expenses, excluding amortization of intangibles and nonoperating expense items, totaled $48.9 million for the first quarter of 2017, down $0.5 million, or 1%, from the fourth quarter of 2016.  These expenses totaled $46.6 million in the first quarter of 2016.  The major components of the year-over-year increase were a $1.2 million, or 8%, increase in data processing expense related to efficiency initiatives and a $1.1 million increase in deposit insurance related to asset growth and an increased level of criticized loans.

Income Taxes

The effective income tax rate for the first quarter of 2017 was approximately 25.3%, compared to 22.5% in the first quarter of 2016. The impact of the new accounting standard for employee share-based compensation prospectively adopted beginning January 1, 2017, resulted in a 0.6% decrease in the effective tax rate for the first quarter.  The impact of stock compensation on the effective tax rate will vary quarter to quarter, depending upon the Company’s share price and the number of shares vesting or options exercised during the period.  Management expects the effective tax rate for 2017 will be in the range of 25% to 27%, excluding the impact of employee share-based compensation.

The Company’s effective tax rate varies from the 35% federal statutory rate primarily because of tax-exempt income and tax credits.  Interest income on bonds issued by or loans to state and municipal governments and authorities, and earnings from the BOLI program are the major components of tax-exempt income.  The main source of tax credits has been investments in tax-advantaged securities and tax credit projects.  These investments are made primarily in the markets the Company serves and are directed at tax credits issued under the Qualified Zone Academy Bonds (“QZAB”), Qualified School Construction Bonds (“QSCB”) and Federal and State New Market Tax Credit (“NMTC”) programs. The investments generate tax credits, which reduce current and future taxes and are recognized when earned as a benefit in the provision for income taxes.

The Company has invested in NMTC projects through investments in its own Community Development Entity (“CDE”), as well as, other unrelated CDEs.  These investments will generate approximately $104 million in federal and state tax credits.  Federal tax credits from NMTC investments are recognized over a seven-year period, while recognition of the benefits from state tax credits varies from three to five years.

The Company intends to continue making investments in tax credit projects and qualified bonds.  However, its ability to access new credits will depend upon, among other factors, federal and state tax policies and the level of competition for such credits.  Based on tax credit investments that have been made to date, the Company expects to realize benefits from federal and state tax credits totaling $7.8 million, $5.6 million and $3.2 million for 2018, 2019, and 2020, respectively.

The following table reconciles reported income tax expense to that computed at the statutory federal tax rate for the indicated periods.

	Three months Ended
	March 31,	December 31,	March 31,
(in thousands)	2017	2016	2016
Taxes computed at statutory rate	$22,977	$22,034	$1,734
Tax credits:
QZAB/QSCB	(642)	(689)	(697)
NMTC - Federal and State	(1,679)	(1,920)	(1,830)
LIHTC	—	6	(12)
Other	—	(107)	—
Total tax credits	(2,321)	(2,710)	(2,539)
State income taxes, net of federal income tax benefit	843	296	293
Tax-exempt interest	(4,673)	(4,219)	(3,053)
Bank owned life insurance	(947)	(853)	(890)
Impact from interim estimated effective tax rate	1,880	(3,035)	5,382
Employee share-based compensation	(434)	—	—
Other, net	(690)	(391)	188
Income tax expense	$16,635	$11,122	$1,115

Selected Financial Data

The following tables contain selected financial data as of the dates and for the periods indicated.

	Three Months Ended
	March 31,	December 31,	March 31,
	2017	2016	2016
Common Share Data
Earnings per share:
Basic	$0.57	$0.64	$0.05
Diluted	$0.57	$0.64	$0.05
Cash dividends paid	$0.24	$0.24	$0.24
Book value per share (period-end)	$32.70	$32.29	$31.24
Tangible book value per share (period-end)	$23.19	$23.87	$21.90
Weighted average number of shares (000s):
Basic	84,365	78,820	77,501
Diluted	84,624	79,067	77,672
Period-end number of shares (000s)	84,517	84,235	77,508
Market data:
High sales price	$49.50	$45.50	$25.84
Low sales price	$41.71	$31.73	$20.01
Period-end closing price	$45.55	$43.10	$22.96
Trading volume (000s) (a)	45,119	43,664	56,319

(a)	Trading volume is based on the total volume as determined by NASDAQ on the last day of the quarter.

	Three months Ended
	March 31,	December 31,	March 31,
(in thousands)	2017	2016	2016
Income Statement:
Interest income	$202,515	$185,867	$180,641
Interest income (te) (a)	210,813	193,383	185,984
Interest expense	20,824	18,069	17,805
Net interest income (te) (a)	189,989	175,314	168,179
Provision for loan losses	15,991	14,455	60,036
Noninterest income	63,491	65,893	58,186
Noninterest expense (excluding amortization of intangibles)	158,837	151,517	150,908
Amortization of intangibles	4,705	4,766	5,124
Income before income taxes	65,649	62,953	4,954
Income tax expense	16,635	11,122	1,115
Net income	$49,014	$51,831	$3,839

	Three Months Ended
	March 31,	December 31,	March 31,
	2017	2016	2016
Performance Ratios
Return on average assets	0.80%	0.88%	0.07%
Return on average common equity	7.27%	8.19%	0.64%
Return on average tangible common equity	9.92%	11.42%	0.91%
Earning asset yield (te) (a)	3.74%	3.59%	3.57%
Total cost of funds	0.37%	0.34%	0.34%
Net interest margin (te) (a)	3.37%	3.26%	3.23%
Noninterest income to total revenue (te) (a)	25.05%	27.32%	25.70%
Efficiency ratio (b)	61.16%	62.82%	64.47%
Average loan/deposit ratio	89.90%	86.31%	86.69%
FTE employees (period-end)	3,819	3,724	3,819
Capital Ratios
Common stockholders' equity to total assets	10.84%	11.34%	10.61%
Tangible common equity ratio (c)	7.94%	8.64%	7.69%

(a) Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.

(b) The efficiency ratio is noninterest expense to total net interest (te) and noninterest income, excluding amortization of purchased intangibles and nonoperating items.

(c) The tangible common equity ratio is common shareholders’ equity less intangible assets divided by total assets less intangible assets.

	Three Months Ended
	March 31,	December 31,	March 31,
($ in thousands)	2017	2016	2016
Asset Quality Information
Nonaccrual loans (a)	$262,649	$317,970	$237,303
Restructured loans - still accruing	47,267	39,818	45,620
Total nonperforming loans	309,916	357,788	282,923
Other real estate (ORE) and foreclosed assets	17,156	18,943	24,032
Total nonperforming assets	$327,072	$376,731	$306,955
Accruing loans 90 days past due (a)	$590	$3,039	$9,226
Net charge-offs - non-purchased credit impaired	29,911	20,424	21,299
Net charge-offs - purchased credit impaired	118	(256)	(67)
Allowance for loan losses	213,550	229,418	217,794
Provision for loan losses	15,991	14,455	60,036
Ratios:
Nonperforming assets to loans, ORE and foreclosed assets	1.79%	2.25%	1.92%
Accruing loans 90 days past due to loans	0.00%	0.02%	0.06%
Nonperforming assets + accruing loans 90 days past due to loans, ORE and foreclosed assets	1.80%	2.26%	1.98%
Net charge-offs - non-purchased credit impaired to average loans	0.70%	0.50%	0.54%
Allowance for loan losses to period-end loans	1.17%	1.37%	1.36%
Allowance for loan losses to nonperforming loans + accruing loans 90 days past due	68.77%	63.58%	74.55%

(a)

Nonaccrual loans and accruing loans past due 90 days or more do not include purchased credit impaired loans with an accretable yield. Included in nonaccrual loans are $112.6 million, $81.9 million, and $18.3 million in restructured loans at March 31, 2017, December 31, 2016, and March 31, 2016, respectively.  Purchased credit impaired loans include loans covered by an FDIC loss share agreement totaling $143.8 million, $148.0 million and $168.1 million as of March 31, 2017,  December 31, 2016, and March 31, 2016, respectively.

	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands)	2017	2016	2016	2016	2016
Period-End Balance Sheet
Total loans, net of unearned income (a)	$18,204,868	$16,752,151	$16,070,821	$16,035,796	$15,978,124
Loans held for sale	20,883	34,064	42,545	42,297	24,001
Securities	5,001,273	5,017,128	4,843,112	4,806,370	4,667,837
Short-term investments	51,273	78,177	128,920	153,159	151,551
Earning assets	23,278,297	21,881,520	21,085,398	21,037,622	20,821,513
Allowance for loan losses	(213,550)	(229,418)	(236,061)	(226,086)	(217,794)
Goodwill	716,761	621,193	621,193	621,193	621,193
Other intangible assets, net	86,952	87,757	92,523	97,409	102,414
Other assets	1,616,566	1,614,250	1,545,677	1,533,652	1,482,044
Total assets	$25,485,026	$23,975,302	$23,108,730	$23,063,790	$22,809,370
Noninterest-bearing deposits	$7,722,279	$7,658,203	$7,543,041	$7,151,416	$7,108,598
Interest-bearing transaction and savings deposits	7,162,760	6,910,466	6,620,373	6,754,513	7,043,484
Interest-bearing public funds deposits	2,595,263	2,563,758	2,394,148	2,354,234	2,152,903
Time deposits	2,441,718	2,291,839	2,327,915	2,556,706	2,351,165
Total interest-bearing deposits	12,199,741	11,766,063	11,342,436	11,665,453	11,547,552
Total deposits	19,922,020	19,424,266	18,885,477	18,816,869	18,656,150
Short-term borrowings	2,121,932	1,225,406	1,075,956	1,095,107	1,100,787
Long-term debt	525,082	436,280	463,710	468,028	471,245
Other liabilities	152,370	169,582	194,460	220,421	160,148
Stockholders' equity	2,763,622	2,719,768	2,489,127	2,463,365	2,421,040
Total liabilities & stockholders' equity	$25,485,026	$23,975,302	$23,108,730	$23,063,790	$22,809,370

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2017	2016	2016
Average Balance Sheet
Total loans, net of unearned income (a)	$17,303,044	$16,323,897	$15,848,770
Loans held for sale	21,328	32,398	14,822
Securities (b)	5,037,286	4,939,240	4,528,090
Short-term investments	408,343	166,653	518,986
Earning assets	22,770,001	21,462,188	20,910,668
Allowance for loan losses	(226,503)	(237,316)	(183,264)
Goodwill and other intangible assets	729,766	711,255	726,094
Other assets	1,483,242	1,501,403	1,479,017
Total assets	$24,756,506	$23,437,530	$22,932,515
Noninterest-bearing deposits	$7,462,258	$7,534,392	$7,033,680
Interest-bearing transaction and savings deposits	6,897,660	6,761,923	6,815,703
Interest-bearing public fund deposits	2,547,874	2,316,997	2,173,435
Time deposits	2,340,066	2,298,843	2,258,936
Total interest-bearing deposits	11,785,600	11,377,763	11,248,074
Total deposits	19,247,858	18,912,155	18,281,754
Short-term borrowings	2,127,256	1,367,504	1,564,804
Long-term debt	458,050	453,068	483,348
Other liabilities	190,253	187,385	170,862
Stockholders' equity	2,733,089	2,517,418	2,431,747
Total liabilities & stockholders' equity	$24,756,506	$23,437,530	$22,932,515

(a)	Includes nonaccrual loans.
(b)	Average securities do not include unrealized holding gains/losses on available for sale securities.

Reconciliation of reported to core net interest income (te) and core net interest margin

	Three months ended
	March 31,	December 31,	September 30,	June 30,	March 31,
($ in thousands)	2017	2016	2016	2016	2016
Net interest income	$181,691	$167,798	$163,513	$164,969	$162,836
Tax-equivalent adjustment (te)(a)	8,298	7,516	6,784	6,196	5,343
Net interest income (te)	$189,989	$175,314	$170,297	$171,165	$168,179
Purchase accounting adjustments
Net loan discount accretion (b)	5,017	4,302	5,206	5,878	6,358
Net investment premium amortization (c)	(454)	(524)	(581)	(636)	(720)
Net purchase accounting adjustments	4,563	3,778	4,625	5,242	5,638
Net interest income (te) - core	$185,426	$171,536	$165,672	$165,923	$162,541
Average earning assets	$22,770,001	$21,462,188	$21,197,406	$21,147,029	$20,910,668
Net interest margin - reported	3.37%	3.26%	3.20%	3.25%	3.23%
Net purchase accounting adjustments	0.08%	0.07%	0.08%	0.10%	0.11%
Net interest margin - core	3.29%	3.19%	3.12%	3.15%	3.12%

Core revenue (te) and core pre-tax, pre-provision net revenue (te)

	Three months ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands)	2017	2016	2016	2016	2016
Net interest income	$181,691	$167,798	$163,513	$164,969	$162,836
Noninterest income	63,491	65,893	63,008	63,694	58,186
Total revenue	$245,182	$233,691	$226,521	$228,663	$221,022
Tax-equivalent adjustment (a)	8,298	7,516	6,784	6,196	5,343
Purchase accounting adjustments - revenue (d)	(3,463)	(2,538)	(3,088)	(3,716)	(4,026)
Nonoperating revenue	(4,352)	—	—	—	—
Core revenue (te)	$245,665	$238,669	$230,217	$231,143	$222,339
Noninterest expense	(163,542)	(156,283)	(149,058)	(150,942)	(156,032)
Intangible amortization	4,705	4,766	4,886	5,005	5,124
Nonoperating items	6,463	—	—	—	4,978
Core pre-tax, pre-provision net revenue (te)	$93,291	$87,152	$86,045	$85,206	$76,409

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Includes net loan discount accretion arising from business combinations.
(c)	Includes net investment premium amortization arising from business combinations.
(d)	Includes net loan discount accretion and net investment premium amortization as defined in (b) and (c) and amortization of the FDIC loss share receivable related to an FDIC assisted transaction.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, as well as maturities and repayments of investment securities.  Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements.  Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window.  As shown in the table below, our ratio of free securities to total securities was 20.29% at March 31, 2017, compared to 23.46% at December 31, 2016 and 25.47% at March 31, 2016.  The total amount of free securities at March 31, 2017 decreased by $156 million compared to year-end, while total securities were up slightly.  The decrease from March 31, 2016 is mainly attributable to pledging requirements related to a $502 million, or 22%, increase in public fund deposits resulting from certain deposit growth initiatives implemented in 2015.

	March 31,	December 31,	September 30,	June 30,	March 31,
Liquidity Metrics	2017	2016	2016	2016	2016
Free securities / total securities	20.29%	23.46%	23.97%	28.39%	25.47%
Core deposits / total deposits	92.93%	93.22%	93.03%	91.99%	92.95%
Wholesale funds / core deposits	14.30%	9.18%	8.76%	9.03%	9.07%
Quarter-to-date average loans /quarter-to-date average deposits	89.90%	86.31%	85.64%	85.80%	86.69%

The liability portion of the balance sheet provides liquidity mainly through the Company’s ability to use cash sourced from various customers’ interest-bearing and noninterest-bearing deposit and sweep accounts.  Core deposits consist of total deposits excluding certificates of deposits (“CDs”) of $250,000 or more, brokered deposits, and balances in sweep time deposit products used by commercial customers. The ratio of core deposits to total deposits was 92.93% at March 31, 2017, compared to 93.22% at December 31, 2016 and 92.95% at March 31, 2016.  Brokered deposits totaled $800 million as of March 31, 2017, a $106 million, or 15%, increase from December 31, 2016, and up $69 million compared to March 31, 2016.  The Company use of brokered deposits as a funding source is subject to strict parameters regarding the amount term and interest rate.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At March 31, 2017, the Bank had borrowed $1.8 billion from the FHLB and had approximately $2.8 billion available under this line. The Bank also has unused borrowing capacity at the Federal Reserve’s discount window of approximately $2.1 billion. The Company did not have any outstanding borrowings with the Federal Reserve at any date in the last 12 months.

Wholesale funds, which are comprised of short-term borrowings and long-term debt, were 14.30% of core deposits at March 31, 2017, compared to 9.18% at December 31, 2016 and 9.07% at March 31, 2016.  Both the linked-quarter and year-over-year increases were primarily due to an increase in FHLB borrowings.  FHLB borrowings totaled $1.8 billion at March 31, 2017 compared to $865 million at December 31, 2016.  The Company acquired approximately $600 million in FHLB borrowings as part of the FNBC transaction. FHLB borrowings were $675 million at March 31, 2016.  Partially offsetting these increases was growth in core deposits.  Core deposits totaled $18.5 billion at March 31, 2017, compared to $18.1 billion at December 31, 2016 and $17.3 billion at March 31, 2016. The Company has established an internal target range for wholesale funds to be less than 25% of core deposits.

Another key measure the Company uses to monitor its liquidity position is the loan-to-deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding).  The loan-to-deposit ratio measures the amount of funds the Company lends out for each dollar of deposits on hand.  The Company’s loan-to-deposit ratio for the first quarter of 2017 was 89.90%, compared to a range between 85.64% and 86.69% for the prior four quarters. The increase in the loan-to-deposit ratio from prior periods reflects the impact on quarter-to-date averages of the $1.2 billion of loans and $0.4 billion of deposits acquired in the FNBC transaction that closed in first quarter 2017.    The increase in the loan-to-deposit ratio was anticipated pursuant to this transaction.  The Company has established an internal target range for the loan-to-deposit ratio from 83% to 87% and expects it to be more in-line with its target in the next few quarters.

Cash generated from operations is another important source of funds to meet liquidity needs.  The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the three months ended March 31, 2017 and 2016.

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

The April 28, 2017 FDIC transaction for the acquisition of selected assets and liabilities of FNBC provides additional low cost funding and liquidity for the Company.  Whitney Bank assumed approximately $1.6 billion in deposits, primarily transaction and savings accounts, purchased approximately $1.0 billion in cash, securities, loans, and other assets, and received a cash payment of $655 million from the FDIC for the net liabilities assumed.  These amounts are subject to adjustments based upon final settlement with the FDIC pursuant to the agreement.

CAPITAL RESOURCES

Stockholders’ equity totaled $2.8 billion at March 31, 2017,  up $44 million, or 2% compared to December 31, 2016 and up $343 million, or 14% from the same period prior year.  The tangible common equity ratio was 7.94% at March 31, 2017, compared to 8.64% at December 31, 2016 and 7.69% at March 31, 2016. The decline in the ratio from year end was due to the effect of the net assets acquired in the FNBC transaction. The year-over-year increase was due to the $259 million stock issuance in the fourth quarter of 2016, mostly offset by $1.0 billion in organic loan growth in addition to the FNBC asset acquisition.    The Company has established an internal target for the tangible common equity ratio of at least 8.00%. However, management will allow the Company’s tangible common equity ratio to drop below 8.00% on a temporary basis if it believes that the shortfall can be replenished through normal operations.

At March 31, 2017, the regulatory capital ratios of the Company and the Bank were well in excess of current regulatory minimum requirements, as indicated in the table below.  The Company and the Bank have been categorized as “well-capitalized” in the most recent notices received from our regulators and both currently exceed all capital requirements of the new Basel III requirements which were effective January 1, 2015, including the fully phased-in conservation buffer. Bank ratios reflect a $240 million capital contribution to support the FNBC acquisition.  See the Supervision and Regulation section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion of the Company’s capital requirements.

The following table shows the regulatory capital ratios for the Company and the Bank as calculated under current rules for the indicated periods.

	Well-	March 31,	December 31,	September 30,	June 30,	March 31,
	Capitalized	2017	2016	2016	2016	2016
Total capital (to risk weighted assets)
Hancock Holding Company	10.00%	11.91%	13.21%	12.15%	11.96%	11.75%
Whitney Bank	10.00%	11.52%	11.57%	11.81%	11.70%	11.56%
Tier 1 common equity capital (to risk weighted assets)
Hancock Holding Company	6.50%	10.16%	11.26%	10.09%	9.94%	9.69%
Whitney Bank	6.50%	10.49%	10.39%	10.56%	10.48%	10.30%
Tier 1 capital (to risk weighted assets)
Hancock Holding Company	8.00%	10.16%	11.26%	10.09%	9.94%	9.69%
Whitney Bank	8.00%	10.49%	10.39%	10.56%	10.48%	10.30%
Tier 1 leverage capital
Hancock Holding Company	5.00%	8.79%	9.56%	8.35%	8.22%	8.14%
Whitney Bank	5.00%	9.09%	8.83%	8.76%	8.69%	8.68%

Regulatory definitions:

(1)	Tier 1 common equity capital generally includes common equity and retained earnings, reduced by goodwill and other disallowed intangibles, disallowed deferred tax assets and certain other assets.
(2)	Tier 1 capital consists of Tier 1 common equity capital plus non-controlling interest in equity of consolidated subsidiaries and a limited amount of qualifying perpetual preferred stock.
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

BALANCE SHEET ANALYSIS

Securities

Investment in securities totaled $5.0 billion at March 31, 2017, down $16 million from December 31, 2016 and $333 million from March 31, 2016.  During the first quarter of 2017, the Company purchased approximately $131 million of mortgage-backed securities and municipal securities at an average yield of 3.26%.  At March 31, 2017, securities available for sale and securities held to maturity each totaled $2.5 billion.

The securities portfolio consists mainly of residential and commercial mortgage-backed securities and collateralized mortgage obligations issued or guaranteed by U.S. government agencies. The portfolio is designed to enhance liquidity while providing an acceptable rate of return.  The Company invests only in high quality securities of investment grade quality with a targeted effective duration for the overall portfolio of between two and five years.  The effective duration calculates the price sensitivity to changes in interest rates.  At March 31, 2017, the average maturity of the portfolio was 5.80 years with an effective duration of 5.0 years and a weighted-average yield of 2.35%. Management simulations indicate that the effective duration would increase to 5.13 years with a 100 bps increase in the yield curve and to 5.19 years with a 200 bps increase.  At December 31, 2016, the average maturity of the portfolio was 5.79 years with an effective duration of 5.07 years and a weighted-average yield of 2.35%.  The average maturity of the portfolio at March 31, 2016 was 5.01 years, while the duration was 3.69 years, and the weighted average yield was 2.43%.

Loans

Total loans at March 31, 2017 were $18.2 billion, up approximately $1.5 billion, or 9%, from December 31, 2016, and up $2.2 billion, or 14%, compared to March 31, 2016.  The increase includes approximately $1.2 billion from the FNBC transaction (net of the loan mark of 4%).  Excluding the impact of FNBC, loans grew $267 million, or 2% linked-quarter.  Loans to energy-related companies decreased $123 million during the first quarter.

There was growth throughout the markets across our footprint and in our mortgage and equipment finance lines of business.  The following table shows the composition of our loan portfolio.

	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands)	2017	2016	2016	2016	2016
Total loans:
Commercial non-real estate	$8,074,287	$7,613,917	$7,133,928	$7,132,519	$7,145,406
Commercial real estate - owner occupied	2,047,451	1,906,821	1,901,825	1,916,200	1,923,347
Total commercial and industrial	10,121,738	9,520,738	9,035,753	9,048,719	9,068,753
Commercial real estate - income producing	2,505,104	2,013,890	1,990,309	2,024,471	1,752,745
Construction and land development	1,252,667	1,010,879	946,592	880,588	1,095,414
Residential mortgages	2,266,263	2,146,713	2,037,162	2,017,650	2,000,967
Consumer	2,059,096	2,059,931	2,061,005	2,064,368	2,060,245
Total loans	$18,204,868	$16,752,151	$16,070,821	$16,035,796	$15,978,124

The Company’s commercial customer base is diversified over a range of industries, including energy, healthcare, wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, financial and professional services, and agricultural production.

The following tables provide detail of the more significant industry concentrations for our commercial and industrial loan portfolio, which is based on NAICS codes, and property type concentrations of our commercial real estate – income producing portfolios.

	March 31,		December 31,		September 30,		June 30,		March 31,
	2017		2016		2016		2016		2016
		Pct of		Pct of		Pct of		Pct of		Pct of
($ in thousands)	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial & industrial loans:
Mining, Quarrying, and Oil and Gas Extraction (a)	$1,211,006	12%	$1,320,294	14%	$1,311,480	15%	$1,382,496	15%	$1,462,000	16%
Health Care and Social Assistance	1,076,164	11	1,010,135	11	953,900	10	900,604	10	885,268	10
Real Estate and Rental and Leasing	1,119,937	11	975,821	10	980,484	11	986,502	11	1,017,602	11
Public Administration	839,005	8	796,742	8	717,629	8	686,179	8	641,210	7
Manufacturing (a)	769,118	8	729,926	8	637,194	7	655,493	7	661,242	7
Retail Trade (a)	755,059	8	682,775	7	632,175	7	645,073	7	634,866	7
Finance and Insurance	478,473	5	507,339	5	451,469	5	463,953	5	443,409	5
Wholesale Trade (a)	490,569	5	486,940	5	461,133	5	452,973	5	539,927	6
Construction	519,663	5	478,926	5	447,206	5	441,160	5	433,209	5
Transportation and Warehousing (a)	556,468	5	468,377	5	428,936	5	422,649	5	439,101	5
Educational Services	428,248	4	421,035	4	421,114	5	429,810	5	365,227	4
Professional, Scientific, and Technical Services (a)	362,610	4	340,323	4	339,642	4	320,319	4	337,248	4
Other Services (except Public Administration)	342,155	3	308,802	3	292,669	3	292,482	3	285,867	3
Accommodation and Food Services	338,241	3	270,693	3	295,625	3	294,607	3	290,283	3
Other (a)	835,022	8	722,610	8	665,097	7	674,419	7	632,294	7
Total commercial & industrial loans	$10,121,738	100%	$9,520,738	100%	$9,035,753	100%	$9,048,719	100%	$9,068,753	100%

(a) The Company's energy related lending portfolio includes certain balances within each of these selected industry categories as the definition is based on source of revenue.  The energy related lending portfolio totaled $1.3 billion, $1.4 billion, $1.4 billion, $1.5 billion, and $1.6 billion at March 31, 2017, December 31, 2016,  September 30, 2016, June 30, 2016, and March 31, 2016, respectively.

At March 31, 2017, commercial and industrial (“C&I”) loans, including both non-real estate and owner occupied real estate secured loans, totaled approximately $10 billion, an increase of $601 million, or 6%, from December 31, 2016.  Included in C&I are $1.3 billion in energy-related loans, which are comprised of credits to both the exploration and production segment and the support services segment.  Energy loans comprised 7.1% of total loans at March 31, 2017.  The $123 million linked-quarter decrease in the energy portfolio resulted from payoffs and paydowns of approximately $160 million and charge-offs of approximately $23 million, partially offset by approximately $60 million in net increases.

The Bank lends mainly to middle-market and smaller commercial entities, although it participates in larger shared-credit loan facilities.  Shared national credits funded at March 31, 2017 totaling approximately $2.2 billion, or 12% of total loans, were down $5 million compared to December 31, 2016 and down $20 million from March 31, 2016.  Approximately $813 million of shared national credits were with energy-related customers at March 31, 2017, down approximately $121 million from December 31, 2016 and down $162 million from March 31, 2016.

Commercial real estate – income producing loans totaled approximately $2.5 billion at March 31, 2017, an increase of $491 million, or 24%, from December 31, 2016.  The majority of the increases in commercial real estate – income producing loans and construction and land development loans were related to the FNBC transaction.  The following table details commercial real estate – income producing by property types for the last five quarters.

	March 31,		December 31,		September 30,		June 30,		March 31,
	2017		2016		2016		2016		2016
		Pct of		Pct of		Pct of		Pct of		Pct of
($ in thousands)	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial real estate - income producing loans:
Retail	$565,673	23%	$466,168	23%	$483,026	24%	$505,146	25%	$478,249	27%
Office	482,121	19	371,029	19	382,191	19	360,677	18	362,755	21
Multifamily	444,188	18	346,612	17	314,539	16	366,608	18	183,868	10
Industrial	307,170	12	289,482	14	292,037	15	285,897	14	264,006	15
Hotel/Motel	268,138	11	179,016	9	129,209	6	131,750	7	96,776	6
Other	437,814	17	361,583	19	389,307	20	374,393	18	367,091	21
Total commercial real estate - income producing loans	$2,505,104	100%	$2,013,890	100%	$1,990,309	100%	$2,024,471	100%	$1,752,745	100%

Construction and land development loans, totaling approximately $1.3 billion at March 31, 2017, increased approximately $242 million from December 31, 2016.  Residential mortgages increased $120 million, while consumer loans decreased $0.8 million during the first three months of 2017.

Allowance for Loan Losses and Asset Quality

The Company's total allowance for loan losses was $213.6 million at March 31, 2017, compared to $229.4 million at December 31, 2016.   The decrease is due to a net release of allowance in the energy segment of $23 million, due primarily to charge-offs, offset by an increase in non-energy allowance of $7 million.  Energy prices have remained relatively stable over the last two quarters and criticized levels have declined.  There is no allowance for loan losses on the loans purchased from FNBC; however, a 4% loan mark has been applied to those loans.  The allowance for credits in the energy portfolio totaled $83.7 million, or 6.5% of energy loans, at March 31, 2017, down from $106.5 million, or 7.5% of energy loans, at December 31, 2016.    Management believes the allowance level for the energy portfolio, as built in previous quarters, remains adequate.

The allowance maintained on the non-purchased credit impaired portion of the loan portfolio totaled $197.6 million, a $13.5 million linked-quarter decrease. The ratio of the allowance to period-end loans was 1.17% at March 31, 2017, compared to 1.37% at December 31, 2016.  Nearly half of the decline is due to the addition of $1.2 billion loans acquired from FNBC that were accounted for as acquired performing loans under which loans are recorded at fair value with no carryover allowance.
During the first quarter of 2017, Hancock recorded a total provision for loan losses of $16.0 million, up $1.5 million from $14.5 million in the fourth quarter of 2016.

Net charge-offs from the non-purchased credit impaired loan portfolio were $29.9 million, or 0.70% of average total loans on an annualized basis, in the first quarter of 2017 compared to $20 million, or 0.50% of average total loans in the fourth quarter of 2016.  Included in the first quarter’s total are approximately $23 million in charge-offs related to energy credits.  Energy charge-offs were approximately $12 million in the fourth quarter of 2016.

The following table provides a breakout of the Company’s allowance for loan losses for the energy portfolio, allocated by sector at March 31, 2017.

(in millions)	Outstanding Balance	Allocated Allowance for Loan and Lease Losses	Allowance for Loan and Lease Losses as a % of Loans
Upstream (reserve-based lending)	$425	$21.2	5.0%
Midstream	81	2.7	3.3
Support - drilling	166	14.4	8.6
Support - nondrilling	617	45.4	7.4
Total	$1,289	$83.7	6.5%

Management continues to closely monitor the impact that the sustained decrease in oil and natural gas prices will have on the ability of the Company’s energy-related customers to service their debt.  Part of the ongoing monitoring includes a review of customers’ balance sheets, leverage ratios, collateral values and other critical lending metrics.  As previously noted, even with improving oil prices, management expect a continued lag in the recovery of energy service and support credits.  Reserve-based lending credits are showing signs of improvement given the stabilization in oil prices, and we expect improvement in land-based services and non-drilling services in the Gulf of Mexico to follow.  However, as new information becomes available, additional risk rating downgrades could occur, which could lead to additional loan loss provisions, a higher allowance for loan losses, and additional charge-offs.  Management believes that any additional losses will be manageable and that capital will remain solid.  Based upon information currently available, management is maintaining the estimate that net charge-offs from energy-related credits could approximate $65 million to $95 million over the duration of the cycle, which started in the fourth quarter of 2014.  To date, the Company has recorded approximately $65 million in energy-related net charge-offs since the start of the cycle, including $23 million in the first quarter of 2017.  See Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion of the Company’s energy portfolio and its potential impact on the allowance for loan losses.

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	Three months Ended

	March 31,	December 31,	March 31,
(in thousands)	2017	2016	2016
Allowance for loan losses at beginning of period	$229,418	$236,061	$181,179
Loans charged-off:
Non-purchased credit impaired loans (a):
Commercial non real estate	24,791	15,116	17,667
Commercial real estate - owner-occupied	29	159	783
Total commercial & industrial	24,820	15,275	18,450
Commercial real estate - income producing	7	155	115
Construction and land development	37	137	110
Residential mortgages	289	132	175
Consumer	8,539	8,696	5,843
Total non-purchased credit impaired charge-offs	33,692	24,395	24,693
Purchased credit impaired loans:
Commercial non real estate	—	—	—
Commercial real estate - owner-occupied	—	—	28
Total commercial & industrial	—	—	28
Commercial real estate - income producing	—	—	1
Construction and land development	54	—	18
Residential mortgages	59	232	—
Consumer	139	—	—
Total purchased credit impaired charge-offs	252	232	47
Total charge-offs	33,944	24,627	24,740
Recoveries of loans previously charged-off:
Non-purchased credit impaired loans (a):
Commercial non real estate	936	1,260	809
Commercial real estate - owner-occupied	200	193	41
Total commercial & industrial	1,136	1,453	850
Commercial real estate - income producing	375	316	144
Construction and land development	448	303	605
Residential mortgages	108	362	301
Consumer	1,714	1,537	1,494
Total non-purchased credit impaired recoveries	3,781	3,971	3,394
Purchased credit impaired loans:
Commercial non real estate	2	39	3
Commercial real estate - owner-occupied	75	106	35
Total commercial & industrial	77	145	38
Commercial real estate - income producing	—	—	1
Construction and land development	23	263	35
Residential mortgages	5	3	1
Consumer	29	77	39
Total purchased credit impaired recoveries	134	488	114
Total recoveries	3,915	4,459	3,508
Net charge-offs - non-purchased credit impaired loans	29,911	20,424	21,299
Net charge-offs - purchased credit impaired loans	118	(256)	(67)
Total net charge-offs	30,029	20,168	21,232
Provision for loan losses before FDIC benefit - purchased credit impaired loans	(2,236)	(1,611)	(2,685)
Benefit attributable to FDIC loss share agreement	1,830	930	2,189
Provision for loan losses non-purchased credit impaired loans	16,397	15,136	60,532
Provision for loan losses, net	15,991	14,455	60,036
Increase (decrease) in FDIC loss share receivable	(1,830)	(930)	(2,189)
Allowance for loan losses at end of period	$213,550	$229,418	$217,794
Ratios:
Gross charge-offs - non-purchased credit impaired to average loans	0.79%	0.59%	0.62%
Recoveries - non-purchased credit impaired to average loans	0.09%	0.10%	0.09%
Net charge-offs - non-purchased credit impaired to average loans	0.70%	0.50%	0.54%
Allowance for loan losses to period-end loans	1.17%	1.37%	1.36%

(a)	Non-purchased credit impaired loans includes originated and acquired loans.

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, troubled debt restructurings and foreclosed and surplus ORE and other foreclosed assets.  Loans past due 90 days or more and still accruing are also disclosed.

	March 31,	December 31,
(in thousands)	2017	2016
Loans accounted for on a nonaccrual basis: (a)
Commercial non-real estate	$94,725	$170,703
Commercial non-real estate - restructured	103,412	78,334
Total commercial non-real estate	198,137	249,037
Commercial real estate - owner occupied	9,587	13,432
Commercial real estate - owner-occupied - restructured	1,580	981
Total commercial real estate - owner-occupied	11,167	14,413
Total commercial & industrial	209,304	263,450
Commercial real estate - income producing	7,159	13,147
Commercial real estate - income producing - restructured	6,189	807
Total commercial real estate - income producing	13,348	13,954
Construction and land development	3,009	3,652
Construction and land development - restructured	552	898
Total construction and land development	3,561	4,550
Residential mortgage	22,171	22,814
Residential mortgage - restructured	841	851
Total residential mortgage	23,012	23,665
Consumer	13,390	12,351
Consumer - restructured	34	—
Total consumer	13,424	12,351
Total nonaccrual loans	$262,649	$317,970
Restructured loans - still accruing:
Commercial non-real estate	$42,757	$32,887
Commercial real estate - owner occupied	146	493
Total commercial & industrial	42,903	33,380
Commercial real estate - income producing	3,926	5,939
Construction and land development	—	—
Residential mortgage	237	259
Consumer	201	240
Total restructured loans - still accruing	47,267	39,818
Total nonperforming loans	309,916	357,788
ORE and foreclosed assets	17,156	18,943
Total nonperforming assets (b)	$327,072	$376,731
Loans 90 days past due still accruing	$590	$3,039
Total restructured loans	$159,875	$121,689
Ratios:
Nonperforming assets to loans plus ORE and foreclosed assets	1.79%	2.25%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	68.77%	63.58%
Loans 90 days past due still accruing to loans	0.00%	0.02%

(a)

Nonaccrual loans and accruing loans past due 90 days or more do not include acquired credit-impaired loans which were written down to fair value upon acquisition and accrete interest income the remaining life of the loan.

(b)	Includes total nonaccrual loans, total restructured loans - still accruing and ORE and foreclosed assets.

Nonperforming assets totaled $327 million at March 31, 2017, down $50 million from December 31, 2016 and up $20 million from March 31, 2016.  During the first quarter of 2017, total nonperforming loans decreased approximately $48 million, while foreclosed and surplus real estate (“ORE”) and other foreclosed assets decreased approximately $2 million.  Nonperforming assets as a percent of total loans, ORE and other foreclosed assets was 1.79% at March 31, 2017, down 46 bps from December 31, 2016, and down 13 bps from March 31, 2016.

Short-Term Investments

Short-term liquidity assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors.  Short-term liquidity investments, including interest-bearing bank deposits and federal funds sold, were $51 million at March 31, 2017. This total was down $27 million from the prior quarter and down $100 million from March 31, 2016.  These assets are highly volatile on a daily basis depending upon movement in customer loan and deposit accounts.  Average short-term investments of $408 million for the first quarter of 2017 were up $242 million compared to the fourth quarter of 2016, but down $111 million compared to the first quarter of 2016. See the Liquidity section above for further discussion regarding the management of its short-term investment portfolio and its impact on the Company’s liquidity in general.

Deposits

Total deposits were $19.9 billion at March 31, 2017, up $498 million, or 3% from December 31, 2016, and up $1.3 billion, or 7%, from March 31, 2016.  Average deposits for the first quarter of 2017 were $19.2 billion, up $336 million, or 2%, from the fourth quarter of 2016 and up $1.0 billion, or 5%, from the first quarter of 2016. The FNBC transaction added $398 million to deposits during the first quarter and approximately $90 million to the quarter-to-date average. The FNBC transaction and greater utilization of the Company’s brokered deposits program accounted for most of the growth in deposits compared to year end.  Because of seasonality throughout the year, year-over-year comparisons of deposit levels are more useful than those compared to the prior quarter especially at year end when deposits level are typically higher, due in part to public fund deposits of tax collections.  Deposit growth initiatives that were implemented during 2015 continue to have a positive impact on deposit levels.

Noninterest-bearing demand deposits were $7.7 billion at March 31, 2017, up $64 million, or 1%, linked quarter, and were up $614 million year-over-year. The FNBC transaction added $46.2 million in noninterest-bearing demand deposits in the first quarter of 2017. Noninterest-bearing demand deposits comprised 38.8% of total deposits at March 31, 2017, compared to 39.4% at December 31, 2016, and 38.1% at March 31, 2016.  Net active noninterest-bearing accounts increased by almost 3,000 in the first quarter of 2017 compared to less than 1,000 in the first quarter of 2016.

Interest-bearing transaction and savings accounts of $7.2 billion at March 31, 2017, increased $252 million, or 4%, compared to the fourth quarter of 2016.  Deposits assumed in the FNBC transaction added $330 million to this category, while the first quarter saw some declines in commercial money market balances.

Interest-bearing public fund deposits totaled $2.6 billion at March 31, 2017, up slightly from December 31, 2016. This category was up $442 million, or 21% compared to March 31, 2016.  Time deposits, other than public funds, totaled $2.4 billion at March 31, 2017.  The $150 million increase from December 31, 2016 was primarily due to an increase in brokered CDs.

Short-Term Borrowings

At March 31, 2017, short-term borrowings totaled $2.1 billion, up $897 million from December 31, 2016, as FHLB borrowings increased $796 million, and securities sold under agreements to repurchase increased $87 million, or 24%.  Year over year, short-term borrowings increased $1.0 billion, primarily due to an increase in FHLB borrowings.  Average quarter-to-date short-term borrowings of $2.1 billion in the first quarter of 2017 were up $760 million, or 56% compared to the fourth quarter of 2016, and up $562 million, or 36% compared to the first quarter of 2016. The increased borrowings reflect the funding needs related to the loans acquired in the FNBC transaction and organic growth in the loan portfolio.  Customer repurchase agreements and FHLB borrowings are the major sources of short-term borrowings. Customer repurchase agreements are offered mainly to commercial customers to assist them with their cash management strategies or to provide a temporary investment vehicle for their excess liquidity pending redeployment for corporate or investment purposes. While customer repurchase agreements provide a recurring source of funds to the Bank, the amounts available over time can be volatile.  FHLB borrowings are funds from the Federal Home Loan Bank that are collateralized by single family and commercial real estate loans included in the bank’s loan portfolio, subject to specific criteria.

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

The following table shows the commitments to extend credit and letters of credit at March 31, 2017 according to expiration date.

		Expiration Date
		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$6,294,528	$2,836,701	$1,679,376	$895,677	$882,774
Letters of credit	352,001	255,405	77,356	19,240	—
Total	$6,646,529	$3,092,106	$1,756,732	$914,917	$882,774

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no material changes or developments with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements that we may make include statements regarding balance sheet and revenue growth, the provision for loans losses, loan growth expectations, management’s predictions about charge-offs for loans, including energy-related credits, the impact of changes in oil and gas prices on our energy portfolio, and the downstream impact on businesses that support the energy sector, especially in the Gulf Coast region, the impact of the FNBC transaction on our performance and financial condition, deposit trends, credit quality trends, net interest margin trends, future expense levels, success of revenue-generating initiatives, projected tax rates, future profitability, improvements in expense to revenue (efficiency) ratio, purchase accounting impacts such as accretion levels, possible repurchases of shares under stock buyback programs, and the financial impact of regulatory requirements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “forecast,” “goals,” “targets,” “initiatives,” “focus,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Forward-looking statements are based upon the current beliefs and expectations of management and on information currently available to management. Our statements speak as of the date hereof, and we do not assume any obligation to update these statements or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward looking statements.  Additional factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and in other periodic reports that we file with the SEC.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our net income is materially dependent on net interest income.  The Company’s primary market risk is interest rate risk which stems from uncertainty with respect to absolute and relative levels of future market interest rates that affect our financial products and services.  In order to manage the exposures to interest rate risk, management measures the sensitivity of net interest income and cash flows under various market interest rate scenarios, establishes interest rate risk management policies and implements asset/liability management strategies designed to produce a relatively stable net interest margin under varying rate environments.

The Company measures its interest rate sensitivity primarily by running various net interest income simulations.  The Company’s balance sheet is asset sensitive over a two-year period due to a larger volume of rate sensitive assets than rate sensitive liabilities.  The model measures annual net interest income sensitivity relative to a base case scenario and incorporates assumptions regarding balance sheet growth and the mix of earning assets and funding sources as well as pricing, re-pricing and maturity characteristics of the existing and projected balance sheet.

The table below presents the results of simulations run as of March 31, 2017 for year 1 and year 2, assuming the indicated instantaneous and sustained parallel shift in the yield curve at the measurement date. The results demonstrate an increase in net interest income as rates rise and a decline should rates fall as compared to the stable rate environment assumed for the base case.

Net Interest Income (te) at Risk
	Estimated
Change in	increase (decrease)
interest rate	in net interest income (te)
(basis points)	Year 1	Year 2
(50)	(0.63)%	(1.33)%
+100	2.69%	2.70%
+200	5.36%	5.09%
+300	7.52%	6.72%

Note: Decrease in interest rates limited to 50 basis points in the current rate environment

The foregoing disclosures related to our market risk should be read in conjunction with our audited consolidated financial statements, related notes and management’s discussion and analysis for the year ended December 31, 2016 included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective.

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three-month period ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

The Company, including subsidiaries, is party to various legal proceedings arising in the ordinary course of business.  We do not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on our consolidated financial position or liquidity.

Item 1A.  Risk Factors

There were no changes to the risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

The risks described may not be the only risks facing us.  Additional risks and uncertainties not currently known to us or that are currently considered to not be material also may materially adversely affect our business, financial condition, and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

There were no purchases made by the issuer or any affiliated purchaser of the issuer’s equity securities for the three months ended March 31, 2017.

Item 6.  Exhibits.

(a)  Exhibits:

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	Exhibit	Filing Date
2.1	Purchase Agreement by and between Whitney Bank and First NBC Bank		8-K	1.1	1/1/2017
3.1	Composite Articles of the Company		10-K	3.1	2/24/2017
3.2	Amended and Restated Bylaws		10-K	3.2	2/24/2017
10.1	First Amendment to Credit Agreement and Waiver		10-Q	10.4	5/9/2016
10.2	Form of Performance Stock Award Agreement (TSR) (approved in 2017)	X
10.3	Form of Performance Stock Award Agreement (EPS) (approved in 2017)	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	XBRL Interactive Data.	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hancock Holding Company

By:	/s/ John M. Hairston
John M. Hairston
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Michael M. Achary
Michael M. Achary
Chief Financial Officer
(Principal Financial Officer)

Date:	May 5, 2017