Form 10-Q
period 2017-06-30
HANCOCK HOLDING CO
filed 2017-08-04
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10-Q

___________________________________________________________

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

84,742,940 common shares were outstanding as of August  1, 2017.

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

FHLB – Federal Home Loan Bank

FNBC – First NBC Bank

FNBC I – acquired selected assets and liabilities from FNBC under agreement dated March 10, 2017

FNBC II – acquired selected assets and liabilities from the FDIC as receiver for FNBC under agreement dated April 28, 2017

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

Securities Act – Securities Act of 1933, as amended

te – taxable equivalent adjustment

TDR – troubled debt restructuring (as defined in ASC 310-40)

TSR – total shareholder return

U.S. Treasury – The United States Department of the Treasury

Whitney Bank – wholly-owned subsidiary of Hancock Holding Company, through which Hancock conducts its banking operations

Part I. Financial Information

Item 1. Financial Statements

Hancock Holding Company and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except share data)	2017	2016
ASSETS
Cash and due from banks	$365,225	$372,689
Interest-bearing bank deposits	125,577	77,235
Federal funds sold	851	942
Securities available for sale, at fair value (amortized cost of $2,824,787 and $2,562,000)	2,794,382	2,516,908
Securities held to maturity (fair value of $2,866,529 and $2,470,117)	2,874,454	2,500,220
Loans held for sale	26,787	34,064
Loans	18,473,841	16,752,151
Less: allowance for loan losses	(221,865)	(229,418)
Loans, net	18,251,976	16,522,733
Property and equipment, net of accumulated depreciation of $237,304 and $231,127	365,345	361,612
Prepaid expenses	24,985	18,038
Other real estate, net	17,996	18,884
Accrued interest receivable	75,787	65,887
Goodwill	740,265	621,193
Other intangible assets, net	101,694	87,757
Life insurance contracts	536,912	480,406
FDIC loss share receivable	3,234	16,219
Deferred tax asset, net	89,882	104,435
Other assets	235,217	176,080
Total assets	$26,630,569	$23,975,302
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$7,887,867	$7,658,203
Interest-bearing	13,554,948	11,766,063
Total deposits	21,442,815	19,424,266
Short-term borrowings	1,810,907	1,225,406
Long-term debt	407,876	436,280
Accrued interest payable	8,024	9,574
Other liabilities	146,985	160,008
Total liabilities	23,816,607	21,255,534
Stockholders' equity
Common stock	291,358	291,358
Capital surplus	1,716,584	1,698,253
Retained earnings	910,459	850,689
Accumulated other comprehensive loss, net	(104,439)	(120,532)
Total stockholders' equity	2,813,962	2,719,768
Total liabilities and stockholders' equity	$26,630,569	$23,975,302
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	87,495	87,495
Common shares outstanding	84,738	84,235

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

(in thousands, except per share data)	2017	2016	2017	2016
Interest income:
Loans, including fees	$194,180	$156,717	$366,961	$310,830
Loans held for sale	236	249	453	408
Securities-taxable	24,402	23,049	47,769	47,006
Securities-tax exempt	5,628	3,011	11,035	4,813
Short-term investments	1,731	480	2,474	1,090
Total interest income	226,177	183,506	428,692	364,147
Interest expense:
Deposits	18,364	12,603	31,183	24,336
Short-term borrowings	4,232	909	7,173	1,902
Long-term debt	3,864	5,025	8,928	10,104
Total interest expense	26,460	18,537	47,284	36,342
Net interest income	199,717	164,969	381,408	327,805
Provision for loan losses	14,951	17,196	30,942	77,232
Net interest income after provision for loan losses	184,766	147,773	350,466	250,573
Noninterest income:
Service charges on deposit accounts	20,061	18,394	39,267	36,777
Trust fees	11,506	12,089	22,717	23,313
Bank card and ATM fees	13,687	11,954	26,155	23,302
Investment and annuity fees	5,271	5,043	9,870	9,976
Secondary mortgage market operations	4,241	4,176	7,808	7,088
Insurance commissions and fees	1,174	1,240	1,839	2,547
Amortization of FDIC loss share receivable	(1,327)	(1,526)	(2,427)	(3,139)
Other income	12,874	11,556	25,749	20,902
Securities transactions	—	768	—	1,114
Total noninterest income	67,487	63,694	130,978	121,880
Noninterest expense:
Compensation expense	82,145	70,233	155,244	143,234
Employee benefits	15,500	14,004	31,520	29,718
Personnel expense	97,645	84,237	186,764	172,952
Net occupancy expense	13,080	10,394	23,837	20,750
Equipment expense	3,964	3,080	7,678	6,854
Data processing expense	16,798	14,370	32,195	28,577
Professional services expense	10,353	7,712	21,629	15,333
Amortization of intangibles	5,757	5,005	10,462	10,129
Telecommunications and postage	3,738	3,272	7,205	6,633
Deposit insurance and regulatory fees	6,983	6,049	13,473	11,446
Other real estate (income) expense, net	(2,515)	350	(2,528)	1,118
Other expense	27,667	16,473	46,297	33,182
Total noninterest expense	183,470	150,942	347,012	306,974
Income before income taxes	68,783	60,525	134,432	65,479
Income taxes	16,516	13,618	33,151	14,733
Net income	$52,267	$46,907	$101,281	$50,746
Earnings per common share-basic	$0.60	$0.59	$1.17	$0.64
Earnings per common share-diluted	$0.60	$0.59	$1.17	$0.64
Dividends paid per share	$0.24	$0.24	$0.48	$0.48
Weighted average shares outstanding-basic	84,614	77,523	84,489	77,512
Weighted average shares outstanding-diluted	84,867	77,680	84,755	77,676

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Net income	$52,267	$46,907	$101,281	$50,746
Other comprehensive income:
Net change in unrealized gain on securities available for sale and hedges	12,661	16,629	13,845	45,601
Reclassification of net losses realized and included in earnings	1,718	711	3,105	1,802
Valuation adjustment for pension plan amendment	17,315	—	17,315	—
Other valuation adjustments for employee benefit plan	(10,782)	—	(10,782)	—
Amortization of unrealized net loss on securities transferred to held to maturity	1,099	830	1,749	1,628
Other comprehensive income before income taxes	22,011	18,170	25,232	49,031
Income tax expense	7,938	6,645	9,139	17,977
Other comprehensive income net of income taxes	14,073	11,525	16,093	31,054
Comprehensive income	$66,340	$58,432	$117,374	$81,800

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
					Other
					Comprehensive
	Common Stock		Capital	Retained	Income (Loss),
(in thousands, except per share data)	Shares issued	Amount	Surplus	Earnings	net	Total
Balance, December 31, 2015	87,491	$291,346	$1,424,448	$777,944	$(80,595)	$2,413,143
Net income	—	—	—	50,746	—	50,746
Other comprehensive income	—	—	—	—	31,054	31,054
Comprehensive income	—	—	—	50,746	31,054	81,800
Cash dividends declared ($0.48 per common share)	—	—	—	(38,238)	—	(38,238)
Common stock activity, long-term incentive plan	—	—	6,624	—	—	6,624
Issuance of stock from dividend reinvestment	—	—	36	—	—	36
Balance, June 30, 2016	87,491	$291,346	$1,431,108	$790,452	$(49,541)	$2,463,365

Balance, December 31, 2016	87,495	$291,358	$1,698,253	$850,689	$(120,532)	$2,719,768
Net income	—	—	—	101,281	—	101,281
Other comprehensive income	—	—	—	—	16,093	16,093
Comprehensive income	—	—	—	101,281	16,093	117,374
Cash dividends declared ($0.48 per common share)	—	—	—	(41,594)	—	(41,594)
Common stock activity, long-term incentive plan	—	—	16,801	83	—	16,884
Issuance of stock from dividend reinvestment and stock purchase plan	—	—	1,530	—	—	1,530
Balance, June 30, 2017	87,495	$291,358	$1,716,584	$910,459	$(104,439)	$2,813,962

See notes to unaudited consolidated financial statements.

 Hancock Holding Company and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30,
(in thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$101,281	$50,746
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,960	14,344
Provision for loan losses	30,942	77,232
(Gain) loss on other real estate owned	(2,408)	127
Deferred tax expense (benefit)	5,415	(10,663)
Increase in cash surrender value of life insurance contracts	(7,430)	(5,384)
Loss (gain) on disposal of other assets	1,455	(4,690)
Net decrease (increase) in loans held for sale	8,177	(21,170)
Net amortization of securities premium/discount	14,944	12,905
Amortization of intangible assets	10,462	10,129
Amortization of FDIC indemnification asset	2,427	3,139
Stock-based compensation expense	8,360	7,164
Decrease in interest payable and other liabilities	(24,405)	(2,683)
Net payments to FDIC for loss share claims	(935)	(159)
Decrease in FDIC loss share receivable	8,613	7,426
Decrease in other assets	8,259	37,117
Other, net	3,595	2,525
Net cash provided by operating activities	182,712	178,105
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	213,877	102,335
Proceeds from maturities of securities available for sale	157,290	186,790
Purchases of securities available for sale	(425,096)	(461,139)
Proceeds from maturities of securities held to maturity	174,662	190,721
Purchases of securities held to maturity	(554,442)	(282,190)
Net decrease in short-term investments	317,042	412,396
Proceeds from sales of loans	—	106,660
Net increase in loans	(385,823)	(470,732)
Purchase of life insurance contracts	(50,000)	(40,000)
Purchases of property and equipment	(12,649)	(3,950)
Proceeds from sales of property and equipment	16	671
Proceeds from sales of other real estate	12,311	8,995
Net cash paid for FNBC I acquisition	(322,708)	—
Net cash received for FNBC II acquisition	798,367	—
Other, net	(38,414)	2,989
Net cash used in investing activities	(115,567)	(246,454)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	90,040	467,973
Net decrease in short-term borrowings	(11,134)	(328,537)
Repayments of long-term debt	(121,837)	(28,836)
Net proceeds from issuance of long-term debt	83	5,885
Dividends paid	(41,594)	(38,238)
Cash paid for taxes with forfeited shares of stock	(3,124)	(380)
Proceeds from exercise of stock options	11,427	36
Proceeds from dividend reinvestment and stock purchase plan	1,530	—
Net cash (used in) provided by financing activities	(74,609)	77,903
NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(7,464)	9,554
CASH AND DUE FROM BANKS, BEGINNING	372,689	303,874
CASH AND DUE FROM BANKS, ENDING	$365,225	$313,428
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$2,855	$10,526

See notes to unaudited consolidated financial statements.

1.  Basis of Presentation

The consolidated financial statements include the accounts of Hancock Holding Company and all other entities in which it has a controlling interest (the “Company”). The financial statements include all adjustments that are, in the opinion of management, necessary to present the Company’s financial condition, results of operations, changes in stockholders’ equity and cash flows for the interim periods presented.  The Company has also evaluated all subsequent events for potential recognition and disclosure through the date of the filing of this Form 10-Q.  Some financial information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted in this Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  Financial information reported in these financial statements is not necessarily indicative of the Company’s financial condition, results of operations, or cash flows for any other interim or annual period.

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

Critical Accounting Policies and Estimates

There were no material changes or developments during the reporting period with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016.

2.  Acquisitions

On March 10, 2017, the Company, through its banking subsidiary, Whitney Bank (“Whitney”), completed the acquisition of certain assets and liabilities, including nine branches, from First NBC Bank (“FNBC”), referred to as the FNBC I transaction.  Whitney paid approximately $323 million in cash consideration ($326 million cash paid net of $3 million in branch cash acquired), including a $41.6 million transaction premium for the earnings stream acquired.

On April 28, 2017, the Louisiana Office of Financial Institutions (“OFI”) closed FNBC and appointed the FDIC as receiver.  Whitney signed a purchase and assumption agreement with the FDIC to acquire certain additional assets and liabilities of FNBC, referred to as the FNBC II transaction.  Whitney continued operations of FNBC’s 29 branch locations (24 in Louisiana and five in Florida) and acquired select assets and assumed select liabilities, including substantially all of the transaction and savings deposits.  Whitney paid a premium of $35 million to the FDIC for the earnings stream acquired and received $798 million in cash ($640 million in preliminary settlements for the net liabilities assumed and $158 million in branch cash acquired).

Under the FNBC II purchase and assumption agreement, Whitney had an option to purchase (or assume the leases for) the branch and non-branch locations, including furniture, fixtures, and equipment subsequent to the date of the transaction, subject to FDIC approval.  This option was exercised for seven branches and will add additional acquired assets from this transaction in the third quarter of 2017.  A final cash settlement with the FDIC is expected to occur in the second half of 2017.

The FNBC I and FNBC II transactions were accounted for as business combinations and therefore, assets acquired and liabilities assumed were recorded at estimated fair values on the acquisition dates.

The following table sets forth the acquisition date preliminary fair value of  the assets acquired and liabilities assumed, consideration, and the resulting goodwill recorded in each of the FNBC I and FNBC II transactions, and in the aggregate.

	FNBC I	FNBC II
(in thousands)	March 10, 2017	April 28, 2017	Total
ASSETS
Cash and due from banks	$2,856	$157,932	$160,788
Interest-bearing time deposits with other banks	—	382,622	382,622
Fed funds sold and other short-term investments	—	148	148
Securities	—	213,877	213,877
Total loans	1,211,523	165,577	1,377,100
Property and equipment	11,837	500	12,337
Accrued interest receivable	2,969	885	3,854
Identifiable intangible assets	3,900	20,500	24,400
Other assets	63	4,097	4,160
Total identifiable assets	1,233,148	946,138	2,179,286

LIABILITIES
Deposits	398,171	1,530,338	1,928,509
Short-term borrowings	510,749	85,886	596,635
Long-term debt	93,120	—	93,120
Other liabilities	1,607	3,079	4,686
Total liabilities	1,003,647	1,619,303	2,622,950
Net identifiable assets acquired (liabilities assumed)	229,501	(673,165)	(443,664)
Consideration
Cash (paid) received	(325,564)	640,435	314,871
Unsettled net consideration receivable from FDIC	—	9,721	9,721
Total consideration	(325,564)	650,156	324,592
Goodwill	$96,063	$23,009	$119,072

The loans acquired were recorded at estimated fair value at the acquisition dates with no carryover of the related allowance for loan losses.  The acquired loans were considered to be performing (“purchased credit performing”) based on such factors as past due status, nonaccrual status and are accounted for under Accounting Standards Codification (“ASC”) 310-20.  The unpaid principal balance of the loans acquired totaled $1.4 billion, of which approximately $47.6 million is not expected to be collected.  The difference at the acquisition dates between the fair value and the contractual amounts due (the “fair value discount”) of $57.5 million will be accreted into income over the estimated lives of the loan pools established in the valuation.

The Company assumed approximately $604 million of borrowings in the FNBC I transaction, consisting of both short-term and long-term Federal Home Loan Bank (“FHLB”) borrowings.  The short-term borrowings consist of $460 million in variable-rate term notes; $200 million matures in 2025 and $260 million matures in 2026.  These notes re-price quarterly and may be re-paid at the Company’s option, either in whole or in-part, on any quarterly re-pricing date.  Also included in short-term borrowings are $51 million in fixed-rate term notes that mature in 2017.  The long-term borrowings include $93.1 million in fixed-rate term notes; $88 million that mature in 2018,  $3.2 million that mature in 2019, and $1.9 million that mature in 2023.  Short-term borrowings in the FNBC II transaction consisted of securities sold under repurchase agreements.

Identifiable intangible assets consist of core deposit intangibles totaling $24.4 million that are being amortized using sum of years’ digits over the asset’s life of eight years for the FNBC I transaction and nine years for the FNBC II transaction.  Goodwill totaling $119 million represents the excess of the consideration paid over the fair value of the net assets acquired, or the excess of the fair value of the liabilities assumed over the net consideration received.  The tax basis of goodwill generated from these transactions is expected to be deductible for federal income tax purposes.

Goodwill balance at December 31, 2016	$621,193
Additions:
Goodwill from FNBC I	96,063
Goodwill from FNBC II	23,009
Goodwill balance at June 30, 2017	$740,265

Goodwill for the FNBC I transaction was adjusted by $495,000 in the second quarter of 2017 related to changes to a property valuation.  The Company expects to adjust goodwill for the FNBC II transaction as we finalize purchase accounting and complete the final settlement with the FDIC.

The operating results of the Company for the three and six months ended June 30, 2017 include the results from the operations acquired in the FNBC transactions since the respective acquisition dates.  Estimating reliable historical financial information is impracticable as only selected components of the businesses, as historically operated, were acquired. A number of post-acquisition events, including the consolidation of certain branch locations and the integration of operations, cash and investments acquired make quantifying discrete earnings contributions of the businesses acquired impracticable.  As such, neither supplemental pro forma financial information of the combined entity, nor revenue and earnings contributed by the businesses acquired since the dates of acquisition are presented.

The Company incurred merger-related costs in connection with the FNBC I and FNBC II transactions.  The following table reflects the merger-related costs for the three and six months ended June 30, 2017 for both the FNBC I and FNBC II transactions combined.    The Company expects to incur additional merger-related expense in the third quarter of 2017.

(in thousands)	Three months ended June 30, 2017	Six months ended June 30, 2017
Personnel expense	$1,435	$1,542
Net occupancy and equipment expense	276	277
Professional services expense	2,200	6,827
Other real estate	(1,511)	(1,511)
Advertising expense	901	1,031
Other expense	713	2,311
Total merger-related expenses	$4,014	$10,477

3.  Securities

The amortized cost and estimated fair value of securities classified as available for sale and held to maturity follow.

Securities Available for Sale
(in thousands)	June 30, 2017				December 31, 2016

		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$76,146	$—	$1,306	$74,840	$56,751	$—	$1,923	$54,828
Municipal obligations	250,598	499	5,941	245,156	253,228	113	11,186	242,155
Residential mortgage-backed securities	1,860,644	9,765	16,310	1,854,099	1,620,191	10,592	19,428	1,611,355
Commercial mortgage-backed securities	449,912	463	17,277	433,098	425,750	—	23,159	402,591
Collateralized mortgage obligations	183,987	254	552	183,689	202,580	490	591	202,479
Corporate debt securities	3,500	—	—	3,500	3,500	—	—	3,500
	$2,824,787	$10,981	$41,386	$2,794,382	$2,562,000	$11,195	$56,287	$2,516,908

Securities Held to Maturity
(in thousands)	June 30, 2017				December 31, 2016
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$50,000	$—	$64	$49,936	$50,000	$—	$44	$49,956
Municipal obligations	730,599	7,205	9,614	728,190	648,093	2,147	20,175	630,065
Residential mortgage-backed securities	796,190	7,402	1,315	802,277	862,162	4,329	3,068	863,423
Commercial mortgage-backed securities	75,705	—	2,637	73,068	75,739	—	4,038	71,701
Collateralized mortgage obligations	1,221,960	1,690	10,592	1,213,058	864,226	1,420	10,674	854,972
	$2,874,454	$16,297	$24,222	$2,866,529	$2,500,220	$7,896	$37,999	$2,470,117

The following table presents the amortized cost and estimated fair value of debt securities at June 30, 2017 by contractual maturity.  Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateralized mortgage obligations.

Debt Securities Available for Sale	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$7,945	$7,970
Due after one year through five years	38,273	38,767
Due after five years through ten years	997,109	980,311
Due after ten years	1,781,460	1,767,334
Total available for sale debt securities	$2,824,787	$2,794,382

	Amortized	Fair
Debt Securities Held to Maturity	Cost	Value
Due in one year or less	$9,995	$10,058
Due after one year through five years	108,634	109,069
Due after five years through ten years	851,644	845,017
Due after ten years	1,904,181	1,902,385
Total held to maturity securities	$2,874,454	$2,866,529

The Company held no securities classified as trading at June 30, 2017 or December 31, 2016.

The fair value and gross unrealized losses for securities classified as available for sale with unrealized losses for the periods indicated follow.

Available for Sale
June 30, 2017	Losses < 12 months		Losses 12 months or >		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$74,308	1,306	$—	$—	$74,308	$1,306
Municipal obligations	213,557	5,941	—	—	213,557	5,941
Residential mortgage-backed securities	1,315,878	16,245	2,539	65	1,318,417	16,310
Commercial mortgage-backed securities	407,937	17,277	—	—	407,937	17,277
Collateralized mortgage obligations	74,282	552	—	—	74,282	552
Equity securities	—	—	—	—	—	—
	$2,085,962	$41,321	$2,539	$65	$2,088,501	$41,386

Available for Sale
December 31, 2016	Losses < 12 months		Losses 12 months or >		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$54,788	$1,923	$—	$—	$54,788	$1,923
Municipal obligations	228,588	11,186	—	—	228,588	11,186
Residential mortgage-backed securities	1,087,644	19,359	3,738	69	1,091,382	19,428
Commercial mortgage-backed securities	402,591	23,159	—	—	402,591	23,159
Collateralized mortgage obligations	83,701	591	—	—	83,701	591
Corporate debt securities	—	—	—	—	—
	$1,857,312	$56,218	$3,738	$69	$1,861,050	$56,287

The fair value and gross unrealized losses for securities classified as held to maturity with unrealized losses for the periods indicated follow.

Held to maturity
June 30, 2017	Losses < 12 months		Losses 12 months or >		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$49,936	$64	$—	$—	$49,936	$64
Municipal obligations	432,877	9,311	7,204	303	440,081	9,614
Residential mortgage-backed securities	268,110	1,315	—	—	268,110	1,315
Commercial mortgage-backed securities	73,068	2,637	—	—	73,068	2,637
Collateralized mortgage obligations	842,667	7,113	134,129	3,479	976,796	10,592
	$1,666,658	$20,440	$141,333	$3,782	$1,807,991	$24,222

Held to maturity
December 31, 2016	Losses < 12 months		Losses 12 months or >		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$49,956	$44	$—	$—	$49,956	$44
Municipal obligations	494,470	19,706	11,750	469	506,220	20,175
Residential mortgage-backed securities	278,369	3,068	—	—	278,369	3,068
Commercial mortgage-backed securities	71,701	4,038	—	—	71,701	4,038
Collateralized mortgage obligations	618,739	7,296	115,375	3,378	734,114	10,674
	$1,513,235	$34,152	$127,125	$3,847	$1,640,360	$37,999

The unrealized losses primarily relate to changes in market rates on fixed-rate debt securities since the respective purchase dates.  In all cases, the indicated impairment on these debt securities would be recovered no later than the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market.  None of the unrealized losses relate to the marketability of the securities or the issuers’ abilities to meet contractual obligations.  The Company believes it has adequate liquidity and, therefore, does not plan to and, more likely than not, will not be required to sell these securities before recovery of the indicated impairment.  Accordingly, the unrealized losses on these securities have been determined to be temporary.

Proceeds from the sales of securities were approximately $213.9 million with no gross gain or loss and $102.3 million with a gross gain of $1.1 million and no loss for the six months ended June 30, 2017 and 2016, respectively.

Securities with carrying values totaling $3.8 billion at June 30, 2017 and December 31, 2016 were pledged as collateral primarily to secure public deposits or securities sold under agreements to repurchase.

4.  Loans and Allowance for Loan Losses

The Company generally makes loans in its market areas of south Mississippi, southern and central Alabama, south Louisiana, the Houston, Texas areas and the northern, central and panhandle regions of Florida. Loans, net of unearned income, by portfolio are presented in the table below.

	June 30,	December 31,
(in thousands)	2017	2016
Commercial non-real estate	$8,093,104	$7,613,917
Commercial real estate - owner occupied	2,078,332	1,906,821
Total commercial & industrial	10,171,436	9,520,738
Commercial real estate - income producing	2,401,673	2,013,890
Construction and land development	1,313,522	1,010,879
Residential mortgages	2,493,923	2,146,713
Consumer	2,093,287	2,059,931
Total loans	$18,473,841	$16,752,151

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

Allowance for Loan Losses

The following schedule shows activity in the allowance for loan losses by portfolio class for the six months ended June 30, 2017 and 2016, as well as the corresponding recorded investment in loans at the end of each period.

		Commercial		Commercial
	Commercial	real estate-	Total	real estate-	Construction
	non-real	owner	commercial &	income	and land	Residential
(in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total
	Six months ended June 30, 2017
Allowance for loan losses:
Beginning balance	$147,052	$11,083	$158,135	$13,509	$6,271	$25,361	$26,142	$229,418
Purchased credit impaired activity:
Charge-offs	—	—	—	—	(58)	(86)	(153)	(297)
Recoveries	2	93	95	—	39	19	71	224
Net provision for loan losses	(46)	(245)	(291)	(61)	(148)	(10)	(112)	(622)
Decrease in FDIC loss share receivable	(47)	—	(47)	—	—	(2,344)	(135)	(2,526)
Non-purchased credit impaired activity:
Charge-offs	(26,218)	(517)	(26,735)	(160)	(114)	(690)	(15,107)	(42,806)
Recoveries	1,816	243	2,059	398	716	262	3,475	6,910
Net provision for loan losses	14,804	1,441	16,245	(146)	343	868	14,254	31,564
Ending balance	$137,363	$12,098	$149,461	$13,540	$7,049	$23,380	$28,435	$221,865
Ending balance:
Allowance:
Individually evaluated for impairment	$22,758	$280	$23,038	$1,402	$1	$172	$283	$24,896
Amounts related to purchased credit impaired loans	395	742	1,137	192	239	12,622	942	15,132
Collectively evaluated for impairment	114,210	11,076	125,286	11,946	6,809	10,586	27,210	181,837
Total allowance	$137,363	$12,098	$149,461	$13,540	$7,049	$23,380	$28,435	$221,865
Loans:
Individually evaluated for impairment	$250,256	$7,480	$257,736	$14,913	$847	$3,466	$1,053	$278,015
Purchased credit impaired loans	5,422	9,848	15,270	6,247	4,160	129,198	8,280	163,155
Collectively evaluated for impairment	7,837,426	2,061,004	9,898,430	2,380,513	1,308,515	2,361,259	2,083,954	18,032,671
Total loans	$8,093,104	$2,078,332	$10,171,436	$2,401,673	$1,313,522	$2,493,923	$2,093,287	$18,473,841

		Commercial		Commercial
	Commercial	real estate-	Total	real estate-	Construction
	non-real	owner	commercial &	income	and land	Residential
(in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total
	Six months ended June 30, 2016
Allowance for loan losses:
Beginning balance	$109,428	$9,858	$119,286	$6,041	$5,642	$25,353	$24,857	$181,179
Purchased credit impaired activity:
Charge-offs	—	(28)	(28)	(1)	(18)	(23)	(8)	(78)
Recoveries	8	120	128	2	53	3	106	292
Net provision for loan losses	79	(170)	(91)	26	(117)	1,165	(1,290)	(307)
Decrease in FDIC loss share receivable	39	—	39	—	—	(3,378)	(98)	(3,437)
Non-purchased credit impaired activity:
Charge-offs	(22,212)	(1,199)	(23,411)	(191)	(592)	(592)	(11,268)	(36,054)
Recoveries	1,802	238	2,040	268	1,125	480	3,039	6,952
Net provision for loan losses	61,628	1,857	63,485	6,654	(1,087)	466	8,021	77,539
Ending balance	$150,772	$10,676	$161,448	$12,799	$5,006	$23,474	$23,359	$226,086
Ending balance:
Allowance:
Individually evaluated for impairment	$12,885	$183	$13,068	$72	$1	$167	$41	$13,349
Amounts related to purchased credit impaired loans	572	1,015	1,587	741	575	15,430	1,257	19,590
Collectively evaluated for impairment	137,315	9,478	146,793	11,986	4,430	7,877	22,061	193,147
Total allowance	$150,772	$10,676	$161,448	$12,799	$5,006	$23,474	$23,359	$226,086
Loans:
Individually evaluated for impairment	$232,785	$5,898	$238,683	$7,803	$1,247	$1,068	$166	$248,967
Purchased credit impaired loans	10,483	15,428	25,911	10,752	8,761	151,674	12,826	209,924
Collectively evaluated for impairment	6,889,251	1,894,874	8,784,125	2,005,916	870,580	1,864,908	2,051,376	15,576,905
Total loans	$7,132,519	$1,916,200	$9,048,719	$2,024,471	$880,588	$2,017,650	$2,064,368	$16,035,796

Impaired Loans

The following table shows the composition of nonaccrual loans by portfolio class.  Purchased credit impaired loans accounted for in pools with an accretable yield are considered to be performing and are excluded from the table.

	June 30,	December 31,
(in thousands)	2017	2016
Commercial non-real estate	$167,710	$249,037
Commercial real estate - owner occupied	11,750	14,413
Total commercial & industrial	179,460	263,450
Commercial real estate - income producing	13,438	13,954
Construction and land development	2,821	4,550
Residential mortgages	28,158	23,665
Consumer	14,342	12,351
Total loans	$238,219	$317,970

Nonaccrual loans include loans modified in troubled debt restructurings (“TDRs”) of $96.3 million and $81.9 million at June 30, 2017 and December 31, 2016, respectively.  Total TDRs, both accruing and nonaccruing, were $186.8 million as of June 30, 2017 and $121.7 million at December 31, 2016.  All TDRs are individually evaluated for impairment.

The table below details TDRs that were modified during the six months ended June 30, 2017 and June 30, 2016 by portfolio class.

	Six months ended
($ in thousands)	June 30, 2017			June 30, 2016
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial non-real estate	37	$92,976	$92,976	17	$57,915	$57,915
Commercial real estate - owner occupied	4	3,734	3,734	—	—	—
Total commercial & industrial	41	96,710	96,710	17	57,915	57,915
Commercial real estate - income producing	5	6,486	6,486	—	—	—
Construction and land development	—	—	—	—	—	—
Residential mortgages	6	1,098	1,098	4	432	432
Consumer	1	40	42	—	—	—
Total loans	53	$104,334	$104,336	21	$58,347	$58,347

The TDRs during the six months ended June 30, 2017 reflected in the table above include $28.4 million of loans with extended amortization terms or other payment concessions, $40.2 million of loans with significant covenant waivers and $35.7 million with other modifications.  The TDRs during the six months ended June 30, 2016 include $31.0 million of loans with extended terms or other payment concessions and $27.3 million of other modifications.

No TDRs that subsequently defaulted within twelve months of modification were recorded in the six months ended June 30, 2017 or 2016.

The tables below present loans that are individually evaluated for impairment disaggregated by portfolio class at June 30, 2017 and December 31, 2016.  Loans individually evaluated for impairment include TDRs and loans that are determined to be impaired and have aggregate relationship balances of $1 million or more.

	June 30, 2017
	Recorded investment	Recorded investment	Unpaid
(in thousands)	without an allowance	with an allowance	principal balance	Related allowance
Commercial non-real estate	$107,555	$142,701	$260,544	$22,758
Commercial real estate - owner occupied	3,514	3,966	7,570	280
Total commercial & industrial	111,069	146,667	268,114	23,038
Commercial real estate - income producing	5,678	9,235	15,349	1,402
Construction and land development	831	16	1,820	1
Residential mortgages	2,338	1,128	3,984	172
Consumer	1	1,052	1,055	283
Total loans	$119,917	$158,098	$290,322	$24,896

	December 31, 2016
	Recorded investment	Recorded investment	Unpaid
(in thousands)	without an allowance	with an allowance	principal balance	Related allowance
Commercial non-real estate	$150,650	$120,612	$295,445	$28,187
Commercial real estate - owner occupied	4,261	2,007	6,646	246
Total commercial & industrial	154,911	122,619	302,091	28,433
Commercial real estate - income producing	10,447	4,929	15,708	466
Construction and land development	1,106	832	2,903	38
Residential mortgages	2,877	1,470	4,865	91
Consumer	—	2,154	2,155	267
Total loans	$169,341	$132,004	$327,722	$29,295

The tables below present the average balances and interest income for total impaired loans for the three and six months ended June 30, 2017 and 2016.  Interest income recognized represents interest on accruing loans modified in a TDR.

	Three months ended
	June 30, 2017		June 30, 2016
	Average	Interest	Average	Interest
	recorded	income	recorded	income
(in thousands)	investment	recognized	investment	recognized
Commercial non-real estate	$241,122	$597	$216,907	$493
Commercial real estate - owner occupied	5,687	18	5,959	14
Total commercial & industrial	246,809	615	222,866	507
Commercial real estate - income producing	14,257	34	8,242	22
Construction and land development	1,219	—	7,660	—
Residential mortgages	3,352	3	976	2
Consumer	1,601	3	112	1
Total loans	$267,238	$655	$239,856	$532

	Six months ended
	June 30, 2017		June 30, 2016
	Average	Interest	Average	Interest
	recorded	income	recorded	income
(in thousands)	investment	recognized	investment	recognized
Commercial non-real estate	$246,374	$934	$179,117	$847
Commercial real estate - owner occupied	5,384	22	5,836	29
Total commercial & industrial	251,758	956	184,953	876
Commercial real estate - income producing	14,372	77	9,072	43
Construction and land development	1,492	—	10,905	—
Residential mortgages	3,572	5	932	4
Consumer	1,876	5	109	2
Total loans	$273,070	$1,043	$205,971	$925

Aging Analysis

The tables below present the age analysis of past due loans by portfolio class at June 30, 2017 and December 31, 2016.  Purchased credit impaired loans accounted for in pools with an accretable yield are considered to be current.

							Recorded
			Greater than				investment
	30-59 days	60-89 days	90 days	Total		Total	> 90 days and
June 30, 2017	past due	past due	past due	past due	Current	Loans	still accruing
(in thousands)
Commercial non-real estate	$27,751	$27,974	$91,987	$147,712	$7,945,392	$8,093,104	$13,088
Commercial real estate - owner occupied	4,532	1,189	6,321	12,042	2,066,290	2,078,332	424
Total commercial & industrial	32,283	29,163	98,308	159,754	10,011,682	10,171,436	13,512
Commercial real estate - income producing	3,369	2,319	5,040	10,728	2,390,945	2,401,673	1,989
Construction and land development	6,250	619	1,980	8,849	1,304,673	1,313,522	—
Residential mortgages	25,433	12,208	22,088	59,729	2,434,194	2,493,923	2,801
Consumer	15,764	5,843	7,600	29,207	2,064,080	2,093,287	88
Total	$83,099	$50,152	$135,016	$268,267	$18,205,574	$18,473,841	$18,390

							Recorded
			Greater than				investment
	30-59 days	60-89 days	90 days	Total		Total	> 90 days and
December 31, 2016	past due	past due	past due	past due	Current	Loans	still accruing
(in thousands)
Commercial non-real estate	$19,722	$1,909	$68,505	$90,136	$7,523,781	$7,613,917	$384
Commercial real estate - owner occupied	3,008	581	6,310	9,899	1,896,922	1,906,821	52
Total commercial & industrial	22,730	2,490	74,815	100,035	9,420,703	9,520,738	436
Commercial real estate - income producing	838	50	5,026	5,914	2,007,976	2,013,890	216
Construction and land development	694	171	5,300	6,165	1,004,714	1,010,879	1,563
Residential mortgages	24,599	8,816	14,369	47,784	2,098,929	2,146,713	1
Consumer	18,621	7,441	9,147	35,209	2,024,722	2,059,931	823
Total	$67,482	$18,968	$108,657	$195,107	$16,557,044	$16,752,151	$3,039

Credit Quality Indicators

The following tables present the credit quality indicators by segments and portfolio class of loans at June 30, 2017 and December 31, 2016.

	June 30, 2017
(in thousands)	Commercial non-real estate	Commercial real estate - owner-occupied	Total commercial & industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$6,897,989	$1,859,185	$8,757,174	$2,214,329	$1,233,082	$12,204,585
Pass-Watch	298,254	55,146	353,400	117,247	58,024	528,671
Special Mention	215,373	43,219	258,592	13,840	7,591	280,023
Substandard	678,032	120,782	798,814	56,247	14,825	869,886
Doubtful	3,456	—	3,456	10	—	3,466
Loss	—	—	—	—	—	—
Total	$8,093,104	$2,078,332	$10,171,436	$2,401,673	$1,313,522	$13,886,631

	December 31, 2016
(in thousands)	Commercial non-real estate	Commercial real estate - owner-occupied	Total commercial & industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$6,364,348	$1,719,114	$8,083,462	$1,873,644	$968,505	$10,925,611
Pass-Watch	203,311	47,676	250,987	78,309	22,592	351,888
Special Mention	181,763	40,299	222,062	22,492	4,142	248,696
Substandard	846,793	99,732	946,525	39,434	15,640	1,001,599
Doubtful	17,702	—	17,702	11	—	17,713
Loss	—	—	—	—	—	—
Total	$7,613,917	$1,906,821	$9,520,738	$2,013,890	$1,010,879	$12,545,507

	June 30, 2017			December 31, 2016
(in thousands)	Residential mortgage	Consumer	Total	Residential mortgage	Consumer	Total
Performing	$2,462,964	$2,078,857	$4,541,821	$2,123,048	$2,046,757	$4,169,805
Nonperforming	30,959	14,430	45,389	23,665	13,174	36,839
Total	$2,493,923	$2,093,287	$4,587,210	$2,146,713	$2,059,931	$4,206,644

Below are the definitions of the Company’s internally assigned grades:

Commercial:

•	Pass – loans properly approved, documented, collateralized, and performing which do not reflect an abnormal credit risk.
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

•

Doubtful – an asset that has all the weaknesses inherent in one classified Substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

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

Purchased Credit Impaired Loans

Changes in the carrying amount of purchased credit impaired loans and related accretable yield are presented in the following table for the six months ended June 30, 2017 and the year ended December 31, 2016.

	June 30, 2017		December 31, 2016
	Carrying		Carrying
	Amount	Accretable	Amount	Accretable
(in thousands)	of Loans	Yield	of Loans	Yield
Balance at beginning of period	$190,915	$113,686	$225,838	$129,488
Payments received, net	(36,950)	(6,258)	(55,194)	(11,024)
Accretion	9,190	(9,190)	20,271	(20,271)
Increase in expected cash flows based on actual cash flows and changes in cash flow assumptions	—	4,405	—	5,358
Net transfers from nonaccretable difference to accretable yield	—	5,183	—	10,135
Balance at end of period	$163,155	$107,826	$190,915	$113,686

Loans Acquired in an FDIC-Assisted Transaction and the Related FDIC Loss Share Receivable

Loans purchased in the 2009 acquisition of Peoples First Community Bank were covered by two loss share agreements between the FDIC and the Company.  In the second quarter of 2017, the Company reached an agreement with the FDIC to terminate the agreements on the remaining covered loan balances, totaling $154 million at June 30, 2017.  The Company wrote down the indemnification asset by $6.6 million to the settlement amount of $3.2 million in the second quarter of 2017, with the final payment to occur in the third quarter of 2017.

The following schedule shows activity in the FDIC loss share receivable for the six months ended June 30, 2017 and 2016.

	June 30,	June 30,
(in thousands)	2017	2016
Beginning Balance	$16,219	$29,868
Amortization	(2,427)	(3,139)
Charge-offs, write-downs and other recoveries	(2,442)	(2,683)
External expenses qualifying under loss share agreement	79	307
Adjustment due to changes in cash flow projections	(2,526)	(3,437)
Net payments to FDIC	934	159
Write-down for termination of loss share agreement	(6,603)	—
Ending balance	$3,234	$21,075

Residential Mortgage Loans in Process of Foreclosure

Included in loans are $4.2 million and $10.1 million of consumer loans secured by single family residential real estate that are in process of foreclosure as of June 30, 2017 and December 31, 2016, respectively.   Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction.  In addition to the single family residential real estate loans in process of foreclosure, the Company also held $2.7 million and $3.1 million of foreclosed single family residential properties in other real estate owned as of June 30, 2017 and December 31, 2016, respectively.

5.  Securities Sold under Agreements to Repurchase

Included in short-term borrowings are customer securities sold under agreements to repurchase (“repurchase agreements”) that mature daily and are secured by U.S. agency securities totaling $482.1 million and $358.1 million at June 30, 2017 and December 31, 2016, respectively.  The Company borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury management services offered to its deposit customers. As the Company maintains effective control over assets sold under agreements to repurchase, the securities continue to be carried on the consolidated statements of financial condition. Because the Company acts as borrower transferring assets to the counterparty, and the agreements mature daily, the Company’s risk is limited.

6.  Derivatives

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage risks related to differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments, currently related to select pools of variable rate loans and fixed-rate brokered deposits.  The Bank also enters into interest rate derivative agreements as a service to certain qualifying customers.  The Bank manages a matched book with respect to these customer derivatives in order to minimize its net risk exposure resulting from such agreements.  The Bank also enters into risk participation agreements under which it may either sell or buy credit risk associated with a customer’s performance under certain interest rate derivative contracts related to loans in which participation interests have been sold to or purchased from other banks.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2017 and December 31, 2016.  Effective January 3, 2017, the Company’s central clearing counterparty amended its rulebook to legally characterize variation margin accounts as settlements, rather than being reflected separately as collateral.  As a result of that change, the Company began prospectively reflecting derivative assets and liabilities net of the central clearing counterparty derivative margin account.

			June 30, 2017		December 31, 2016
			Derivative (1)			Derivative (1)
(in thousands)	Type of Hedge	Notional or Contractual Amount	Assets	Liabilities	Notional or Contractual Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	Cash Flow	$750,000	$18	$7,619	$1,100,000	$—	$7,787
Interest rate swaps	Fair Value	363,000	—	518	—	—	—
		$1,113,000	$18	$8,137	$1,100,000	$—	$7,787
Derivatives not designated as hedging instruments:
Interest rate swaps (2)	N/A	$1,130,367	$17,536	$18,011	$979,391	$18,405	$18,362
Risk participation agreements	N/A	111,667	39	117	84,732	50	105
Forward commitments to sell residential mortgage loans	N/A	87,204	7	825	75,676	900	221
Interest rate-lock commitments on residential mortgage loans	N/A	66,483	563	5	46,840	189	228
Foreign exchange forward contracts	N/A	56,016	1,606	1,562	56,152	771	729
		1,451,737	19,751	20,520	1,242,791	20,315	19,645
Total derivatives		$2,564,737	$19,769	$28,657	$2,342,791	$20,315	$27,432
Less: netting adjustment (3)			(2,894)	(16,444)		—	—
Total derivative assets/liabilities			$16,875	$12,213		$20,315	$27,432
(1)	Derivative assets and liabilities are reported at fair value in other assets or other liabilities, respectively, in the consolidated balance sheets.

(2)	The notional amount represents both the customer accommodation agreements and offsetting agreements with unrelated financial institutions.

(3)

Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty.  See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans.   For each agreement, the Company receives interest at a fixed rate and pays at a variable rate.  The swap agreements at June 30, 2017 expire as follows:  notional amount of $250 million expire in 2019;  $200 million expire in 2020; and $300 million expire in 2022.

During the terms of the swap agreements, the effective portion of changes in the fair value of the derivative instruments are recorded in Accumulated Other Comprehensive Income (“AOCI”) and subsequently reclassified into earnings in the periods that the hedged forecasted variable-rate interest payments affect earnings.  The impact on AOCI is reflected in Note 7.  There was no ineffective portion of the change in fair value of the derivatives recognized directly in earnings during the three or six months ended June 30, 2017 and 2016.

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

Effect of Derivative Instruments on the Income Statement

Derivative income consisting primarily of customer interest rate swap fees, net of fair value adjustments, is reflected in the income statement in other noninterest income, totaling $2.7 million and $3.1 million for the three and six months ended June 30, 2017, respectively, and $0.5 million and $0.4 million for the three and six months ended June 30, 2016, respectively.  The impact to interest income from cash flow hedges was ($0.2) million and ($0.1) million for the three and six months ended June 30, 2017, respectively and $0.7 million and $1.0 million for the three and six months ended June 30, 2016, respectively.  For the six months ended June 30, 2017, the fair value hedges entered into during the period reduced interest expense on deposits by $0.4 million and reduced noninterest income by $0.1 million due to ineffectiveness.

Credit risk-related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as a downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution.  These derivative agreements also contain provisions regarding the posting of collateral by each party.  As of June 30, 2017,  the aggregate fair value of derivative instruments with credit risk-related contingent features that were in a net liability position was $16.8 million.

Offsetting Assets and Liabilities

The Bank’s derivative instruments to certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero.  Agreements with certain bilateral counterparties require both parties to maintain collateral in the event the fair values of derivative instruments exceed established exposure thresholds.  For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses.  As noted above, effective January 3, 2017, the Company began to reflect its derivative assets and liabilities net of the central clearing party variation margin account in the statement of financial position.  Offsetting information in regards to all derivative assets and liabilities, including accrued interest, subject to these master netting agreements at June 30, 2017 and December 31, 2016 is presented in the following tables.

(in thousands)		Gross Amounts Offset in	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	the Statement of Financial Position	the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
As of June 30, 2017
Derivative Assets	$5,308	$(3,963)	$1,345	$1,345	$—	$—

Derivative Liabilities	$22,155	$(16,392)	$5,763	$1,345	$7,099	$(2,681)

(in thousands)		Gross Amounts Offset in	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Position
Description	Gross Amounts Recognized	the Statement of Financial Position	the Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
As of December 31, 2016
Derivative Assets	$4,788	$—	$4,788	$4,788	$—	$—

Derivative Liabilities	$26,846	$—	$26,846	$4,788	$19,095	$2,963

The Company has excess collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

7.    Stockholders’ Equity

The presentation of the components of stockholders’ equity was modified from prior filings to consolidate treasury stock into surplus in the consolidated balance sheets and statements of changes in stockholders’ equity in order to simplify the presentation.  Additional information on treasury stock is reflected in the common shares outstanding section below.

Common Shares Outstanding

Shares outstanding exclude treasury shares of 1.0 million and 1.3 million at June 30, 2017 and December 31, 2016, respectively, with a first-in-first-out cost basis of $17.6 million and $24.1 million at June 30, 2017 and December 31, 2016, respectively.  Shares outstanding also exclude unvested restricted share awards of 1.7 million and 2.0 million at June 30, 2017 and December 31, 2016, respectively.

Accumulated Other Comprehensive Income (Loss)

The components of AOCI and changes in those components are presented in the following table.

	Available	HTM Securities
	for Sale	Transferred	Employee	Cash
(in thousands)	Securities	from AFS	Benefit Plans	Flow Hedges	Total
Balance, December 31, 2015	$4,268	$(16,795)	$(67,890)	$(178)	$(80,595)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain	41,990	—	—	3,611	45,601
Reclassification of net (gain) loss realized and included in earnings	(1,114)	—	2,916	—	1,802
Amortization of unrealized net loss on securities transferred to HTM	—	1,628	—	—	1,628
Income tax expense	14,970	625	1,066	1,316	17,977
Balance, June 30, 2016	$30,174	$(15,792)	$(66,040)	$2,117	$(49,541)
Balance, December 31, 2016	$(28,679)	$(14,392)	$(72,501)	$(4,960)	$(120,532)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	14,687	—	—	(842)	13,845
Reclassification of net losses realized and included in earnings	—	—	3,105	—	3,105
Valuation adjustment for pension plan amendment (a)	—	—	17,315	—	17,315
Other valuation adjustments for employee benefit plan	—	—	(10,782)	—	(10,782)
Amortization of unrealized net loss on securities transferred to HTM	—	1,749	—	—	1,749
Income tax expense (benefit)	5,333	657	3,458	(309)	9,139
Balance, June 30, 2017	$(19,325)	$(13,300)	$(66,321)	$(5,493)	$(104,439)

(a)	For further discussion on the pension plan amendment, see Note 11 – Retirement Plans.

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

The following table shows the line items in the consolidated income statements affected by amounts reclassified from AOCI.

	Six months ended
Amount reclassified from AOCI (a)	June 30,		Affected line item on
(in thousands)	2017	2016	the income statement
Gain on sale of AFS securities	$—	$1,114	Securities transactions
Tax effect	—	(390)	Income taxes
Net of tax	—	724	Net income
Amortization of unrealized net loss on securities transferred to HTM	(1,749)	(1,628)	Interest income
Tax effect	657	625	Income taxes
Net of tax	(1,092)	(1,003)	Net income
Amortization of defined benefit pension and post-retirement items	(3,105)	(2,916)	Employee benefits expense (b)
Tax effect	1,114	1,066	Income taxes
Net of tax	(1,991)	(1,850)	Net income
Total reclassifications, net of tax	$(3,083)	$(2,129)	Net income

(a)	Amounts in parenthesis indicate reduction in net income.

(b)

These AOCI components are included in the computation of net periodic pension and post-retirement cost that is reported with employee benefits expense (see Note 11 – Retirement Plans for additional details).

8.  Other Noninterest Income

Components of other noninterest income are as follows.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Income from bank-owned life insurance	$2,883	$4,501	$5,535	$7,051
Credit related fees	2,898	2,267	5,776	4,624
Derivative income	2,680	533	3,145	394
Net (loss) gain on sale of assets	(60)	1,801	4,065	3,566
Safety deposit box income	391	413	840	891
Other miscellaneous	4,082	2,041	6,388	4,376
Total other noninterest income	$12,874	$11,556	$25,749	$20,902

9.  Other Noninterest Expense

Components of other noninterest expense are as follows.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands)	2017	2016	2017	2016
Advertising	$4,984	$2,693	$8,061	$5,050
Ad valorem and franchise taxes	3,519	2,340	6,555	4,643
Printing and supplies	1,330	1,065	2,508	2,176
Insurance expense	807	829	1,624	1,664
Travel expense	1,350	1,079	2,409	2,028
Entertainment and contributions	1,982	2,001	3,765	3,633
Tax credit investment amortization	1,213	1,833	2,425	3,576
Write-down for termination of FDIC loss share agreement	6,603	—	6,603	—
Other miscellaneous	5,879	4,633	12,347	10,412
Total other noninterest expense	$27,667	$16,473	$46,297	$33,182

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

A summary of the information used in the computation of earnings per common share follows.

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2017	2016	2017	2016
Numerator:
Net income to common shareholders	$52,267	$46,907	$101,281	$50,746
Net income allocated to participating securities - basic and diluted	1,166	1,136	2,322	1,233
Net income allocated to common shareholders - basic and diluted	$51,101	$45,771	$98,959	$49,513
Denominator:
Weighted-average common shares - basic	$84,614	$77,523	$84,489	$77,512
Dilutive potential common shares	253	157	266	164
Weighted-average common shares - diluted	$84,867	$77,680	$84,755	$77,676
Earnings per common share:
Basic	$0.60	$0.59	$1.17	$0.64
Diluted	$0.60	$0.59	$1.17	$0.64

Potential common shares consist of employee and director stock options.  These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be anti-dilutive, i.e., increase earnings per share or reduce a loss per share.  Weighted-average anti-dilutive potential common shares totaled 19,397 and 17,701, respectively, for the three and six months ended June 30, 2017.  Weighted-average anti-dilutive potential common shares totaled 548,821 and 602,809, respectively, for the three and six months ended June 30, 2016.

11.  Retirement Plans

During the second quarter of 2017, the Company amended both the Hancock Holding Company Pension Plan and Trust Agreement (“Pension Plan”), a qualified defined benefit plan, and the Hancock Holding Company 401(k) Savings Plan and Trust Agreement (“401 (k) Plan”), a defined contribution plan.  The Pension Plan was amended to exclude any individual hired or rehired by the Company after June 30, 2017 from eligibility to participate. The Pension Plan amendment further provides that the accrued benefit of each participant in the Pension Plan whose combined age plus years of service as of January 1, 2018 totals less than 55 will be frozen as of January 1, 2018 and will not thereafter increase.  As a result of the plan amendments, pension assets and the benefit obligations were re-measured.  As of June 30, 2017, pension assets totaled $537.6 million and the benefit obligation totaled $476.9 million.  The impact of the amendment to the benefit obligation was a reduction of $17.3 million.

The 401(k) Plan was amended for participants whose benefits are frozen under the Pension Plan, to add an enhanced Company contribution beginning January 1, 2018, in the amount of 2%,  4% or 6% of such participant’s eligible compensation, based on the participant’s age and years of service with the Company. The 401(k) Plan’s amendment further provides that the Company will contribute to the benefit of those associates of the Company hired or rehired after June 30, 2017 and those associates of the Company never enrolled in the Pension Plan an additional basic contribution in an amount equal to 2% of the associate’s eligible compensation beginning January 1, 2018.  Participants will vest in the new basic and enhanced Company contributions upon completion of three years of service.

The Company also has a nonqualified defined benefit plan covering certain legacy Whitney employees that was frozen as of December 31, 2012 and no future benefits are accrued under this plan.

The Company sponsors defined benefit postretirement plans for both legacy Hancock and legacy Whitney employees that provide health care and life insurance benefits.  Benefits under the Hancock plan are not available to employees hired on or after January 1, 2000. Benefits under the Whitney plan are restricted to retirees who were already receiving benefits at the time of plan amendments in 2007 or active participants who were eligible to receive benefits as of December 31, 2007.

The following tables show the components of net periodic benefits cost included in expense for the plans for the periods indicated.

			Other Post-
(in thousands)	Pension Benefits		retirement Benefits
Three months ended June 30,	2017	2016	2017	2016
Service cost	$4,093	$3,611	$47	$45
Interest cost	4,291	4,023	179	203
Expected return on plan assets	(9,576)	(8,554)	—	—
Amortization of net loss	1,766	1,426	(48)	53
Net periodic benefit cost	$574	$506	$178	$301

Six months ended June 30, 2017
Service cost	$7,843	$6,876	$95	$74
Interest cost	8,414	9,011	359	409
Expected return on plan assets	(18,326)	(17,445)	—	—
Amortization of net loss	3,201	2,894	(96)	22
Net periodic benefit cost	$1,132	$1,336	$358	$505

No contribution to the pension plans is required in 2017 to meet minimum funding requirements, and the Company has no plans to make a contribution in the current year.

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

A summary of option activity for the six months ended June 30, 2017 is presented below.

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
Options	Shares	Price	(Years)	Value ($000)
Outstanding at January 1, 2017	456,258	$35.91		$3,734
Exercised/Released	(330,644)	34.56		4,065
Cancelled/Forfeited	(538)	32.09		6
Expired	(2,570)	64.74
Outstanding at June 30, 2017	122,506	$38.98	2.80	$1,507
Exercisable at June 30, 2017	122,506	$38.98	2.80	$1,507

The total intrinsic value of options exercised for the six months ended June 30, 2017 was $4.1 million.  There was no total intrinsic value of options exercised for the six months ended June 30, 2016.

The restricted and performance shares in the table below are subject to service requirements. A summary of the status of the Company’s nonvested restricted and performance shares as of June 30, 2017 and changes during the six months ended June 30, 2017, is presented in the following table.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2017	2,152,119	$32.15
Granted	61,099	42.09
Vested	(201,137)	30.18
Forfeited	(38,670)	32.37
Nonvested at June 30, 2017	1,973,411	$32.65

As of June 30, 2017,  there was $43.8 million of total unrecognized compensation expense related to nonvested restricted and performance shares expected to vest.  This compensation is expected to be recognized in expense over a weighted average period of 3.2 years.  The total fair value of shares which vested during the six months ended June 30, 2017 and 2016 was $10.0 million and $2.0 million, respectively.

During the six months ended June 30, 2017, the Company granted 23,489 performance shares subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $42.92 per share and 23,489 performance shares subject to a core earnings per share performance metric with a grant date fair value of $38.26 per share to key members of executive management. The number of performance shares subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 44 regional banks. The fair value of the performance shares subject to TSR at the grant date was determined using a Monte Carlo simulation method.  The number of performance shares subject to core earnings per share that ultimately vest will be based on the Company’s attainment of certain core earnings per share goals over the two-year performance period.  The maximum number of performance shares that could vest is 200% of the target award.  Compensation expense for these performance shares is recognized on a straight-line basis over the three-year service period.

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

	June 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$74,840	$—	$74,840
Municipal obligations	—	245,156	—	245,156
Corporate debt securities	—	3,500	—	3,500
Residential mortgage-backed securities	—	1,854,099	—	1,854,099
Commercial mortgage-backed securities	—	433,098	—	433,098
Collateralized mortgage obligations	—	183,689	—	183,689
Total available for sale securities	—	2,794,382	—	2,794,382
Derivative assets (1)	—	16,875	—	16,875
Total recurring fair value measurements - assets	$—	$2,811,257	$—	$2,811,257
Liabilities
Derivative liabilities (1)	$—	$12,213	$—	$12,213
Total recurring fair value measurements - liabilities	$—	$12,213	$—	$12,213

(1)	For further disaggregation of derivative assets and liabilities, see Note 6 - Derivatives.

	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$54,828	$—	$54,828
Municipal obligations	—	242,155	—	242,155
Corporate debt securities	—	3,500	—	3,500
Residential mortgage-backed securities	—	1,611,355	—	1,611,355
Commercial mortgage-backed securities	—	402,591	—	402,591
Collateralized mortgage obligations	—	202,479	—	202,479
Total available for sale securities	—	2,516,908	—	2,516,908
Derivative assets (1)	—	20,315	—	20,315
Total recurring fair value measurements - assets	$—	$2,537,223	$—	$2,537,223
Liabilities
Derivative liabilities (1)	$—	$27,432	$—	$27,432
Total recurring fair value measurements - liabilities	$—	$27,432	$—	$27,432

(1)	For further disaggregation of derivative assets and liabilities, see Note 6 - Derivatives.

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

The Company invests only in securities of investment grade quality with a targeted duration, for the overall portfolio, generally between two and five years.  Company policies generally limit investments to U.S. agency securities and municipal securities determined to be investment grade according to an internally generated score which generally includes a rating of not less than “Baa” or its equivalent by a nationally recognized statistical rating agency.    There were no transfers between valuation hierarchy levels during the periods shown.

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

	June 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$137,653	$—	$137,653
Other real estate owned	—	—	8,447	8,447
Total nonrecurring fair value measurements	$—	$137,653	$8,447	$146,100

	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$169,888	$—	$169,888
Other real estate owned	—	—	13,968	13,968
Total nonrecurring fair value measurements	$—	$169,888	$13,968	$183,856

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

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amount at June 30, 2017 and December 31, 2016.

	June 30, 2017
				Total Fair	Carrying
(in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$491,653	$—	$—	$491,653	$491,653
Available for sale securities	—	2,794,382	—	2,794,382	2,794,382
Held to maturity securities	—	2,866,529	—	2,866,529	2,874,454
Loans, net	—	137,653	17,954,752	18,092,405	18,251,976
Loans held for sale	—	26,787	—	26,787	26,787
Derivative financial instruments	—	16,875	—	16,875	16,875
Financial liabilities:
Deposits	$—	$—	$21,432,877	$21,432,877	$21,442,815
Federal funds purchased	76,798	—	—	76,798	76,798
Securities sold under agreements to repurchase	482,109	—	—	482,109	482,109
FHLB short-term borrowings	1,252,000	—	—	1,252,000	1,252,000
Long-term debt	—	407,409	—	407,409	407,876
Derivative financial instruments	—	12,213	—	12,213	12,213

	December 31, 2016
				Total Fair	Carrying
(in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$450,866	$—	$—	$450,866	$450,866
Available for sale securities	—	2,516,908	—	2,516,908	2,516,908
Held to maturity securities	—	2,470,117	—	2,470,117	2,500,220
Loans, net	—	169,888	16,326,961	16,496,849	16,522,733
Loans held for sale	—	34,064	—	34,064	34,064
Derivative financial instruments	—	20,315	—	20,315	20,315
Financial liabilities:
Deposits	$—	$—	$19,430,939	$19,430,939	$19,424,266
Federal funds purchased	2,275	—	—	2,275	2,275
Securities sold under agreements to repurchase	358,131	—	—	358,131	358,131
FHLB short-term borrowings	865,000	—	—	865,000	865,000
Long-term debt	—	435,747	—	435,747	436,280
Derivative financial instruments	—	27,432	—	27,432	27,432

14.  Recent Accounting Pronouncements

Accounting Standards Adopted in 2017

In March 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities,” which amends the amortization period for certain purchased callable debt securities held at a premium.  The amendments require the premium to be amortized to the earliest call date.  The amendments do not, however, require an accounting change for securities held at a discount; instead, the discount continues to be amortized to maturity.  The amendments in this ASU more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities.  These amendments are effective for fiscal years, and for interim period within those fiscal years, beginning after December 15, 2018.  The Company early adopted this amendment and, in accordance with the standards, the Company began amortizing the premium for certain purchased callable debt securities to the earliest call date.  The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” to improve the accounting for employee share-based payments. Several aspects of the accounting for share-based payment award transactions are simplified, including income tax consequences; classification of awards as either equity or liabilities; and classification on the statement of cash flows.  The amendments were effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods and we adopted the guidance effective January 1, 2017.  In accordance with the standard, the Company elected to account for forfeitures of stock-based compensation as they occur and will now reclass dividends paid on forfeited shares to compensation expense from retained earnings.    Classification of shares forfeited for taxes are reflected in the statement of cash flows as a financing rather than operating activity, with all historical periods restated.  In addition, the Company began recognizing excess tax benefits and tax deficiencies during the period to income (rather than in equity) on a prospective basis.  Our adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations, however, the change in treatment  of excess tax benefits and tax deficiencies could result in volatility of future earnings, depending on changes in the Company’s stock price.

Issued but Not Yet Adopted Accounting Standards

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718):  Scope of Modification Accounting,” which seeks to provide clarity, reduce diversity in practice, and reduce complexity when applying the guidance regarding a change to the terms of conditions of a share-based payment award.  Specifically, an entity is to account for the effects of a modification, unless all of the following are satisfied:  (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement is used) of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or as a liability instrument is the same as the classification of the original award immediately before the original award is modified.  The amendments are effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2017.  Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued.  The Company is currently assessing this pronouncement and the impact of adoption, but it is not expected to have a material impact on the Company’s financial condition or results of operations.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715):  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs,” to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost.  The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  The amendments also allow only the service cost component to be eligible for capitalization when applicable.  These amendments are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance, meaning early adoption should be within the first interim period if an employer issues interim financial statements.  Disclosures of the nature of and reason for the change in accounting principle are required in the first interim and annual periods of adoption.  The amendments should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets.  The Company is currently assessing this pronouncement and the impact of adoption, but it is not expected to have a material impact on the Company’s financial condition or results of operations.

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

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) – Clarifying the Definition of a Business,” which addresses stakeholders’ concerns that the current definition of a business is applied too broadly and analyzing transactions under the current definition is difficult and costly.  Under the amended guidance, a transaction is initially subject to a screening process to determine whether a “set” (i.e. an integrated set of assets and activities) qualifies as a business.  Under the screen, if substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or in a group of similar identifiable assets, the set is deemed not to be a business.  Further evaluation is required only if the transferred set does not meet the screen.  Under the further evaluation, to be considered a business, a set must include, at a minimum, an input and a substantive process that, together, significantly contribute to the ability to create output.  The amendment also narrows the definition of the term “output” so that it is consistent with the manner in which outputs are described in Topic 606, Revenue from Contracts with Customers.  The amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods.  Early application is permitted under certain circumstances.  The amendments should be applied prospectively on or after the effective date.  The Company is currently assessing this pronouncement and the impact of adoption on the Company’s financial condition and results of operations.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credits Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The ASU, more commonly referred to as Current Expected Credit Losses, or CECL, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques currently applied will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  In addition, the ASU amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration.  The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  Early application is permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company has begun the process of implementation and currently is not planning to early adopt.  The Company expects the guidance will result in an increase in the allowance for loan losses given the change from covering losses inherent in the portfolio to covering losses over the remaining expected life of the portfolio and the nonaccretable difference on purchased credit impaired loans moving to an allowance (offset by an increase in the carrying value of the related loans). The guidance will also result in the establishment of an allowance for credit loss on held to maturity debt securities.  The amount of the increase in these allowances will be impacted by the portfolio composition and quality at the adoption date as well as economic conditions and forecasts at that time.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” that provides new lease accounting guidance.  Under the guidance, lessees (with the exception of short-term leases) will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Lessor accounting is largely unchanged.  Lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability.  Lessees will no longer be provided with a source of off-balance sheet financing.  Public business entities are required to apply the amendments for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is currently assessing this pronouncement and the impact of adoption by reviewing its existing lease contracts and service contracts that may include embedded leases.  The Company expects a gross-up of its Consolidated Balance Sheets as a result of recognizing lease liabilities and right of use assets; the extent of such is under evaluation.  The Company does not expect material changes to the recognition of operating lease expense in its consolidated results of operations.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” that improves the recognition and measurement of financial instruments through targeted changes to existing GAAP. It requires equity investments (except those that are accounted for under the equity method of accounting or result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. It also requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  The Company is currently assessing this pronouncement; however, the adoption of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” affecting any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Most revenue associated with financial instruments, including interest and loan origination fees, is outside the scope of the guidance. Gains and losses on investment securities, derivatives, and sales of financial instruments are also excluded from the scope.  Subsequent to issuance of the revenue recognition guidance, the FASB has issued several updates that deferred by one year the effective date for revenue recognition guidance; clarified its guidance for performing the principal-versus-agent analysis; clarified guidance for identifying performance obligations allowing entities to ignore immaterial promised goods and services in the context of a contract with a customer and other clarifying guidance and technical corrections.  Entities can elect to adopt the guidance either on a full or modified retrospective basis.  Full retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the earliest comparative period presented.  Modified retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the reporting period in which the entity first applies the new guidance.  The standard will be effective for the Company for annual reporting periods beginning after December 15, 2017.  The Company is still in process of gathering an inventory and evaluating all contracts with customers and does not plan to early adopt the guidance. The Company plans to use the modified retrospective approach for reporting and make a cumulative effect adjustment to the beginning balance of retained earnings.  The preliminary analysis suggests this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Forward looking statements that we may make include statements regarding balance sheet and revenue growth, the provision for loans losses, loan growth expectations, management’s predictions about charge-offs for loans, including energy-related credits, the impact of changes in oil and gas prices on our energy portfolio, and the downstream impact on businesses that support the energy sector, especially in the Gulf Coast region, the impact of the First NBC transactions on our performance and financial condition, including our ability to successfully integrate the business, deposit trends, credit quality trends, net interest margin trends, future expense levels, success of revenue-generating initiatives, projected tax rates, future profitability, improvements in expense to revenue (efficiency) ratio, purchase accounting impacts such as accretion levels, and the financial impact of regulatory requirements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “forecast,” “goals,” “targets,” “initiatives,” “focus,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Forward-looking statements are based upon the current beliefs and expectations of management and on information currently available to management. Our statements speak as of the date hereof, and we do not assume any obligation to update these statements or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward looking statements. Additional factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and in other periodic reports that we file with the SEC.

OVERVIEW

Non-GAAP Financial Measures

Management’s Discussion and Analysis of Financial Condition and Results of Operations include non-GAAP measures used to describe Hancock’s performance.  A reconciliation of those measures to GAAP measures are provided within the appropriate sections of this Item.

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

Acquisitions

On March 10, 2017, the Company completed a transaction with First NBC Bank (“FNBC”), whereby the Company acquired approximately $1.2 billion in loans (net of fair value discount or “loan mark”), nine branch locations with $398 million in deposits, and assumed $604 million in FHLB borrowings.  The operational conversion of the branch locations occurred in the second quarter of

2017, along with the simultaneous closure of 10 overlapping branches.  This transaction is referred to as the FNBC I transaction throughout this document.

On April 28, 2017, the Company entered into a purchase and assumption agreement with the FDIC (“Agreement”), which acted as the receiver for the Louisiana Office of Financial Institutions (OFI) following the OFI’s closure of FNBC.  Pursuant to the Agreement, Whitney Bank acquired selected assets and liabilities of FNBC from the FDIC and continued to operate the 29 branch locations (24 in Louisiana and five in Florida).  This transaction is referred to as the FNBC II transaction throughout this document.

Under the Agreement, Whitney acquired/assumed the following assets and liabilities:

•	Approximately $1.6 billion in deposits and customer repurchase agreements at an average cost of 0.92%
•	Approximately $165 million in performing loans (mainly single-family residential mortgages) with a 4.5% average yield
•	Approximately $214 million in securities and $540 million in cash and other liquid assets

Whitney received approximately $798 million of cash in the transaction ($640 million in preliminary settlements from the FDIC for net liabilities assumed, and $158 million in branch cash acquired).

Whitney had an option to purchase (or assume the leases for) FNBC’s branch and non-branch locations, including furniture, fixtures, and equipment subsequent to the date of the transaction.  The option to acquire seven locations was exercised, adding additional acquired assets from this transaction in the third quarter of 2017.  The final settlement with the FDIC is expected to occur in the second half of 2017.  In connection with its election to retain seven former FNBC locations, Whitney closed four of its existing branches considered to be overlapping.

The terms of the Agreement require the FDIC to indemnify Whitney against certain liabilities of FNBC and its affiliates not assumed or otherwise purchased by Whitney. Neither the Company nor Whitney Bank acquired any assets, common stock, preferred stock or debt, or assumed any other obligations, of First NBC Bank Holding Company.

Systems conversions and consolidation of the FNBC II operations occurred in July 2017.  Management believes these low risk in-market transactions strengthen our position in the Greater New Orleans area and are financially compelling, which will help us achieve our long term goals.

For additional information on both transactions, see Notes to Consolidated Financial Statements – Note 2 - Acquisitions.

Recent Economic and Industry Developments

Current Economic Environment

Most of Hancock’s market area reflected a modest to moderate expansion in economic activity in the latter part of the second quarter of 2017, according to the Federal Reserve’s Summary of Commentary on Current Economic Conditions (“Beige Book”).  Energy-related businesses operating mainly in Hancock’s south Louisiana and Houston, Texas markets again showed improvement in the current quarter. Demand for oilfield services improved with the increase in rig count; however, there is concern that the current pace of growth may not be sustainable.  While overall oil and gas outlooks are positive, continued volatility in the sector is expected.

The commercial real estate market continued to improve in most of our footprint, with growing demand for office and industrial space in certain market areas.  Commercial construction activity also increased in these sectors.  Continued improvement is expected in the commercial real estate market.

The residential real estate market experienced slow but steady growth across our footprint, with construction activity up year-over-year.  Home prices increased modestly, with buyers remaining price sensitive. Apartment demand was strong in all markets.  Leasing activity improved in Houston, as the market conditions are beginning to stabilize. New home sales and construction activity are expected to remain flat or improve slightly in the near term in all of our markets, with many builders focusing on bringing modestly-priced homes to the market.

Retail sales activity and consumer spending were mixed with merchants expecting sales to remain flat.  Auto sales declined throughout the Company’s footprint, possibly due to lenders tightening credit restrictions amid increasing delinquencies.   Employment increased at a moderate pace over the reporting period, while wage increases remained steady as compared to the last reporting period.  Energy companies indicated that hiring had tightened during the second quarter, citing upward wage pressure, especially for experienced personnel.

Loan demand across the geographic markets that Hancock serves improved.  Loan volumes increased primarily in residential with commercial and industrial loans and real estate (commercial and residential) loan growth slowing.  Economic outlooks were mostly optimistic; however, several contacts expressed concern about the regulatory environment. Overall, the economic outlook remains positive, as most businesses expect activity to increase over the next year.

Highlights of Second Quarter 2017 Financial Results

Net income in the second quarter of 2017 was $52.3 million, or $0.60 per diluted common share, compared to $49.0 million, or $0.57 per diluted common share, in the first quarter of 2017 and $46.9 million, or $0.59 per diluted common share, in the second quarter of 2016.  The second quarter of 2017 includes nonoperating expenses related to the FNBC I and II transactions of approximately $4.0 million ($0.03 per share), and a $6.6 million ($0.05 per share) expense related to the termination of Hancock’s loss share agreements with the FDIC for its Peoples First acquisition in December 2009.  The first quarter of 2017 included $2.1 million of nonoperating items ($0.01 per share) and there were no nonoperating items in the second quarter of 2016.  The Company expects to have additional nonoperating items related to the FNBC II transaction in the third quarter of 2017.

Highlights of the Company’s second quarter 2017 results (compared to first quarter 2017):

•	Includes a full quarter impact from the FNBC I transaction (March 10, 2017) and a partial quarter impact from the FNBC II transaction (April 28, 2017)
•	Reached an agreement with the FDIC to terminate the 2009 loss share agreements for the Peoples First acquisition; expenses include a $6.6 million ($0.05 per share) write-down of the receivable
•	Reported earnings increased $3.3 million, or 7%
•	Loans increased $269 million and deposits increased $1.5 billion
•	Acquired approximately $1.5 billion of deposits and approximately $0.2 billion in loans in the FNBC II transaction
•	Energy loans declined $59 million and comprise 6.7% of total loans, down from 7.1%; allowance for the energy portfolio totals approximately $83.4 million, or 6.8% of energy loans
•	Core pre-provision net revenue (PPNR) of $101.6 million, up $8.3 million, or 9%
•	Net interest margin (NIM) of 3.43%, up 6 basis points (bps)
•	Tangible common equity (TCE) ratio down 29 bps to 7.65%, mainly related to growth in assets and the addition of $44 million of intangible assets from the FNBC II transaction

The FNBC I and II transactions have positively impacted our franchise, and we expect to generate additional value as we move into the second half of 2017.  The two transactions, however, also temporarily added cost.  In addition to merger-related costs identified as nonoperating items, results also include other nonpermanent costs estimated at $7 million, or $0.05 per share, in the second quarter.  These nonpermanent expenses include costs of operating the 29 branches FNBC had when closed by the OFI, and maintaining FNBC’s separate operations to keep customers served, and to process work for the FDIC.  These expenses were temporarily elevated as we worked through systems conversions and consolidation of overlapping branches.  We expect these nonpermanent operating costs to decrease in the third quarter of 2017 and be eliminated by the fourth quarter of this year.

The total allowance for loan losses was $221.9 million at June 30, 2017, up $8.3 million from March 31, 2017 and down $4.2 million from June 30, 2016.  The ratio of the allowance for loan losses to period-end loans was 1.20% at June 30, 2017, up from 1.17% at March 31, 2017, and down from 1.41% at June 30, 2016.  There is no allowance for loan losses on the loans purchased in FNBC I or FNBC II transactions; however, a $58 million loan mark was applied to these loans at acquisition.  The allowance for credits in the energy portfolio totaled $83.4 million, or 6.8% of energy loans, at June 30, 2017, down from $83.7 million, or 6.5% of energy loans, at March 31, 2017 and $111.1 million, or 7.5% of energy loans, at June 30, 2016.  There were no energy charge-offs in the current quarter.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) for the second quarter of 2017 was $208.3 million, an $18.3 million, or 10% increase from the first quarter of 2017. Core net interest income was up $14.5 million.    Net interest income (te) for the second quarter of 2017 increased $37.1 million, or 22%, compared to the second quarter of 2016, while core net interest income was up $34.0 million, or 20%. The linked quarter increase is primarily attributable to a full quarter impact from the FNBC I transaction loan portfolio acquisition, as well as a full quarter impact from the March 2017 Federal Reserve rate increase. Net interest income was also impacted by the approximately $1.5 billion of higher cost deposits acquired in the FNBC II transaction, which were at an average cost of just under 1%. Most of the funds received in the FNBC II transaction were deployed to pay down FHLB borrowings and to bolster the investment securities portfolio.

The reported net interest margin was 3.43% for the second quarter of 2017, up 6 bps from the first quarter of 2017.  The core net interest margin for the second quarter of 2017 was 3.29%, unchanged from the first quarter of 2017.  The loan yield, excluding purchase accounting adjustments, was up 13 bps. Partially offsetting this improvement was a 7 bp increase in the cost of funds.   The increase in the cost of funds was primarily related to the higher cost deposits acquired in the FNBC II transaction, offset in part by lower long-term debt rates with the payoff of a matured subordinated note on April 1, 2017 totaling $95.5 million.

Compared to the second quarter of 2016, the net interest margin increased 18 bps and the core margin was up 14 bps.  The major factors in these increases are largely the same as for the comparison to the first quarter of 2017, primarily the impact of the FNBC transactions and the four Federal Reserve rate hikes.  The securities yield was up 14 bps due to a more favorable mix of higher-yielding securities.

Net interest income (te) for the first six months of 2017 totaled $398.3 million, a $59 million, or 17%, increase from the first half of

2016. Core net interest income was up $56.9 million. Interest earned on loans, excluding purchase accounting accretion, increased

$56.6 million as average total loans grew $1.9 billion, or 12%, due to the FNBC transactions and organic loan growth. A $552 million, or 12%, increase in average investment securities and a 15 bps increase in the yield resulted in a $10.3 million increase in interest earned on investment securities.  Higher-yielding municipal securities comprised almost 19% of the investment securities portfolio, nearly double the percentage in 2016.

The reported net interest margin for the first six months of 2017 was 3.40%, up 16 bps from the same period in 2016.  Core margin was 3.29%, up 15 bps from the six months ended June 30, 2016.

The following tables detail the components of our net interest income and net interest margin.

	Three months ended
	June 30, 2017			March 31, 2017			June 30, 2016
(dollars in millions)	Volume	Interest	Rate	Volume	Interest	Rate	Volume	Interest	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$13,890.1	$148.4	4.29%	$13,058.7	$130.4	4.04%	$11,990.7	$115.0	3.86%
Residential mortgage loans	2,399.4	22.3	3.71	2,185.9	21.3	3.90	2,015.3	20.7	4.12
Consumer loans	2,080.0	29.3	5.64	2,058.5	26.6	5.24	2,053.9	26.2	5.12
Loan fees & late charges		(0.2)			(0.1)			(0.6)
Total loans (te) (a) (b)	18,369.5	199.8	4.36	17,303.1	178.2	4.16	16,059.9	161.3	4.03
Loans held for sale	22.4	0.2	4.22	21.3	0.2	4.08	29.1	0.2	3.43
US Treasury and government agency securities	125.9	0.7	2.08	116.3	0.6	2.04	50.0	0.2	1.68
Mortgage-backed securities and collateralized mortgage obligations	4,068.4	22.8	2.23	3,975.2	22.1	2.22	4,062.3	22.0	2.16
Municipals (te) (a)	983.0	9.3	3.81	942.1	9.0	3.84	531.4	5.5	4.13
Other securities	64.4	0.3	1.91	3.7	—	1.96	5.0	—	1.89
Total securities (te) (a) (c)	5,241.7	33.1	2.52	5,037.3	31.7	2.52	4,648.7	27.7	2.38
Total short-term investments	704.5	1.7	0.99	408.3	0.7	0.74	409.3	0.5	0.47
Total earning assets (te) (a)	$24,338.1	$234.8	3.87%	$22,770.0	$210.8	3.74%	$21,147.0	$189.7	3.60%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$8,047.4	$8.1	0.40%	$6,897.7	$4.5	0.27%	$6,779.6	$4.7	0.28%
Time deposits	2,575.7	6.5	1.01	2,340.0	5.1	0.89	2,556.7	5.7	0.90
Public funds	2,539.5	3.8	0.59	2,547.9	3.2	0.50	2,302.1	2.2	0.39
Total interest-bearing deposits	13,162.6	18.4	0.56	11,785.6	12.8	0.44	11,638.4	12.6	0.44
Short-term borrowings	2,232.8	4.2	0.77	2,127.3	2.9	0.56	1,351.2	0.9	0.27
Long-term debt	428.3	3.9	3.61	458.0	5.1	4.42	471.9	5.0	4.26
Total borrowings	2,661.1	8.1	1.22	2,585.3	8.0	1.24	1,823.1	5.9	1.30
Total interest-bearing liabilities	15,823.7	26.5	0.67%	14,370.9	20.8	0.59%	13,461.5	18.5	0.55%
Net interest-free funding sources	8,514.4			8,399.1			7,685.5
Total cost of funds	$24,338.1	$26.5	0.44%	$22,770.0	$20.8	0.37%	$21,147.0	$18.5	0.35%
Net interest spread (te) (a)		$208.3	3.19%		$190.0	3.15%		$171.2	3.05%
Net interest margin	$24,338.1	$208.3	3.43%	$22,770.0	$190.0	3.37%	$21,147.0	$171.2	3.25%

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities.

	Six months ended
	June 30, 2017			June 30, 2016
(dollars in millions)	Volume	Interest	Rate	Volume	Interest	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$13,476.6	$278.8	4.17%	$11,851.9	$226.7	3.84%
Residential mortgage loans	2,293.3	43.6	3.80	2,036.9	42.0	4.12
Consumer loans	2,069.3	55.8	5.44	2,065.5	52.5	5.11
Loan fees & late charges		(0.3)			(1.4)
Total loans (te) (a) (b)	17,839.2	377.9	4.26	15,954.3	319.8	4.03
Loans held for sale	21.9	0.5	4.15	21.9	0.4	3.72
US Treasury and government agency securities	121.1	1.2	2.06	50.0	0.4	1.68
Mortgage-backed securities and collateralized mortgage obligations	4,022.0	44.8	2.23	4,097.6	44.8	2.19
Municipals (te) (a)	962.7	18.4	3.83	435.3	9.1	4.18
Other securities	34.2	0.3	1.90	5.6	0.1	1.87
Total securities (te) (a) (c)	5,140.0	64.7	2.52	4,588.5	54.4	2.37
Total short-term investments	557.3	2.5	0.90	464.2	1.1	0.47
Total earning assets (te) (a)	$23,558.4	$445.6	3.80%	$21,028.9	$375.7	3.59%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$7,475.7	$12.6	0.34%	$6,797.6	$9.4	0.28%
Time deposits	2,458.6	11.6	0.96	2,407.8	10.7	0.89
Public funds	2,543.6	6.9	0.55	2,237.8	4.3	0.38
Total interest-bearing deposits	12,477.9	31.1	0.50	11,443.2	24.4	0.43
Short-term borrowings	2,180.3	7.3	0.67	1,458.0	1.9	0.26
Long-term debt	443.1	8.9	4.03	477.6	10.1	4.23
Total borrowings	2,623.4	16.2	1.23	1,935.6	12.0	1.24
Total interest-bearing liabilities	15,101.3	47.3	0.63%	13,378.8	36.4	0.55%
Net interest-free funding sources	8,457.1			7,650.1
Total cost of funds	$23,558.4	$47.3	0.40%	$21,028.9	$36.4	0.35%
Net interest spread (te) (a)		398.3	3.17%		339.3	3.04%
Net interest margin	$23,558.4	$398.3	3.40%	$21,028.9	$339.3	3.24%
(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities.

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

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(dollars in millions)	2017	2017	2016	2017	2016
Net interest income	$199.7	$181.7	$165.0	$381.4	$327.8
Taxable-equivalent adjustment (te) (a)	8.6	8.3	6.2	16.9	11.5
Net interest income (te) (a)	208.3	190.0	171.2	398.3	339.3
Purchase accounting adjustments
Loan discount accretion	8.8	5.0	5.9	13.8	12.3
Bond premium amortization	(0.4)	(0.4)	(0.6)	(0.8)	(1.4)
Net purchase accounting accretion	8.4	4.6	5.3	13.0	10.9
Core net interest income (te) (a)	$199.9	$185.4	$165.9	$385.3	$328.4
Average earning assets	$24,338.1	$22,770.0	$21,147.0	$23,558.4	$21,028.9
Net interest margin - reported	3.43%	3.37%	3.25%	3.40%	3.24%
Net purchase accounting adjustments	0.14%	0.08%	0.10%	0.11%	0.10%
Core net interest margin	3.29%	3.29%	3.15%	3.29%	3.14%

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.

Provision for Loan Losses

During the second quarter of 2017, the Company recorded a total provision for loan losses of $15.0 million, down $1.0 million from the first quarter of 2017 and down $2.2 million from the second quarter of 2016.  For the six months ended June 30, 2017, the Company recorded a total provision for loan losses of $30.9 million, compared to $77.2 million for the six months ended June 30, 2016.  The first half of 2016 included $50 million in provision expense related to the energy portfolio.

The section in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Loan Losses and Asset Quality” provides additional information on changes in the allowance for loan losses and general credit quality.

Noninterest Income

Noninterest income totaled $67.5 million for the second quarter of 2017, up $4.0 million, or 6%, from the first quarter of 2017 and up $3.8 million, or 6%, compared to the second quarter of 2016.  Included in the first quarter of 2017 is a $4.4 million gain related to the sale of selected Hancock Horizon funds, classified as nonoperating. Virtually all categories experienced significant growth when compared to the prior quarter.  Most fee income lines are also up when comparing the three and six months ended June 30, 2017 and 2016.

The components of noninterest income are presented in the following table for the indicated periods.

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2017	2017	2016	2017	2016
Service charges on deposit accounts	$20,061	$19,206	$18,394	$39,267	$36,777
Trust fees	11,506	11,211	12,089	22,717	23,313
Bank card and ATM fees	13,687	12,468	11,954	26,155	23,302
Investment and annuity fees	5,271	4,599	5,043	9,870	9,976
Secondary mortgage market operations	4,241	3,567	4,176	7,808	7,088
Insurance commissions and fees	1,174	665	1,240	1,839	2,547
Amortization of FDIC loss share receivable	(1,327)	(1,100)	(1,526)	(2,427)	(3,139)
Income from bank-owned life insurance	2,883	2,652	4,501	5,535	7,051
Credit related fees	2,898	2,878	2,267	5,776	4,624
Derivative income	2,680	465	533	3,145	394
Net (loss) gain on sale of assets	(60)	(227)	1,801	(287)	3,566
Safety deposit box income	391	449	413	840	891
Other miscellaneous	4,082	2,306	2,041	6,388	4,376
Securities transactions	—	—	768	—	1,114
Total noninterest operating income	67,487	59,139	63,694	126,626	121,880
Nonoperating income items	—	4,352	—	4,352	—
Total noninterest income	$67,487	$63,491	$63,694	$130,978	$121,880

Service charges on deposits totaled $20.1 million for the second quarter of 2017, up $0.9 million, or 4%, from the first quarter of 2017 and up $1.7 million, or 9%, from the second quarter of 2016. These increases were primarily due to an increase in consumer overdraft fees, approximately half of which related to the addition of FNBC deposits.

Bank card and ATM fees totaled $13.7 million for the quarter ended June 30, 2017, compared to $12.5 million in the first quarter of 2017.  Compared to the second quarter of 2016, bank card and ATM fees were up $1.7 million, or 14% due to an increase in credit card and merchant fees.

Secondary mortgage market operations fee income increased $0.7 million, or 19%, from the first quarter of 2017,  and were relatively flat compared to the second quarter of 2016. A $16 million increase in production and a higher percentage of loans sold in the secondary market were the primary factors in the linked quarter increase.  Mortgage loan originations for the second quarter of 2017 totaled $361 million, compared to $345 million in the first quarter of 2017 and $339 million in the second quarter of 2016.

Trust fees, investment and annuity fees, and insurance commissions and fees totaled $18.0 million in the second quarter of 2017, up $1.5 million linked quarter and down $0.4 million compared to the second quarter of 2016. The decline in trust fees compared to the second quarter of 2016 was, in part, due to the sale of the Hancock Horizon funds mentioned above. The linked quarter increase in investment and annuity fees is attributable to both a sales initiative on fee-based investment products, including sales to former FNBC customers, and an overall appreciation in asset value as a result of favorable market conditions. Insurance commissions were up compared to the first quarter 2017, but down compared to the second quarter of 2016, due to changes in ancillary sales methodology, decreased seasonal demand and residual claims related to major flooding in Louisiana in 2016.

Income from bank-owned life insurance increased $0.2 million, or 9% compared to the first quarter of 2017, but was down $1.6 million, or 36%, compared to the second quarter of 2016. An additional $50 million investment in bank-owned policies in the second quarter drove the linked quarter increase, while the second quarter of 2016 experienced an abnormally high level of income from death benefit claims.

Income on our customer interest rate derivative program resulted in a $2.7 million net gain for the second quarter of 2017 compared to net gains of $0.5 million in both the first quarter of 2017 and the second quarter of 2016.  This income can be volatile in nature and is dependent upon both customer sales activity and market value adjustments due to interest rate movement.  Management believes the derivative fee income for the quarter is approximately $1.0 million higher than a normal run rate.

Other miscellaneous income totaled $4.1 million in the second quarter of 2017, up $1.8 million linked quarter and $2.0 million compared to the second quarter of 2016.  Other miscellaneous fee income for second quarter 2017 includes a $1.0 million co-arranger fee related to a health care credit facility and $0.7 million in additional income from a Small Business Investment Company.  While these fees are part of our normal operations, they can be unpredictable as to future timing and amount and are driving most of the increase compared to prior periods.

Noninterest Expense

Noninterest expense for the second quarter of 2017 was $183.5 million, up $19.9 million, or 12%, from the first quarter of 2017, and up $32.5 million, or 22%, from the second quarter of 2016.  Excluding nonoperating expense items, noninterest expense for the second quarter of 2017 totaled $172.9 million, an increase of $15.8 million, or 10% linked quarter and up $21.9 million, or 15% from the second quarter of 2016.  For the first six months of 2017, total noninterest expense was $347.0 million, a $40.0, or 13% increase over 2016.  Excluding nonoperating expense items, noninterest expense for the first half of 2017 totaled $329.9 million, up $27.9 million, or 9% over 2016.

Nonoperating expenses in both the second and first quarters of 2017 included acquisition-related costs associated with the FNBC transactions totaling $4.0 million and $6.5 million, respectively.  The second quarter of 2017 also includes a $6.6 million expense due to the termination of a FDIC loss share agreement associated with the People’s First transaction in 2009.  There were no nonoperating expenses for the second quarter of 2016.    The components of noninterest expense and nonoperating expense are presented in the following tables for the indicated periods.

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2017	2017	2016	2017	2016
Operating expense
Compensation expense	$80,876	$73,005	$70,233	$153,881	$139,671
Employee benefits	15,334	16,007	14,004	31,341	29,307
Personnel expense	96,210	89,012	84,237	185,222	168,978
Net occupancy expense	12,969	10,762	10,394	23,731	20,750
Equipment expense	3,799	3,708	3,080	7,507	6,854
Data processing expense	16,755	15,395	14,370	32,150	28,577
Professional services expense	8,153	6,649	7,712	14,802	15,152
Amortization of intangibles	5,757	4,705	5,005	10,462	10,129
Telecommunications and postage	3,698	3,467	3,272	7,165	6,633
Deposit insurance and regulatory fees	6,983	6,490	6,049	13,473	11,446
Other real estate expense, net	(1,004)	(13)	350	(1,017)	795
Advertising	4,083	2,947	2,693	7,030	5,050
Ad valorem and franchise taxes	3,519	3,036	2,340	6,555	4,643
Printing and supplies	1,324	1,174	1,065	2,498	2,176
Insurance expense	807	817	829	1,624	1,664
Travel expense	1,206	1,044	1,079	2,250	2,028
Entertainment and contributions	1,974	1,767	2,001	3,741	3,633
Tax credit investment amortization	1,213	1,212	1,833	2,425	3,576
Other miscellaneous	5,407	4,907	4,633	10,314	9,912
Total operating expense	$172,853	$157,079	$150,942	$329,932	$301,996
Nonoperating expense items	10,617	6,463	—	17,080	4,978
Total noninterest expense	$183,470	$163,542	$150,942	$347,012	$306,974

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2017	2017	2016	2017	2016
Nonoperating expense
Personnel expense	$1,435	$107	$—	1,542	3,974
Net occupancy and equipment expense	276	1	—	277	—
Professional services expense	2,200	4,627	—	6,827	181
Other real estate expense, net	(1,511)	—	—	(1,511)	323
Advertising	901	130	—	1,031	—
Write-down related to FDIC loss share termination	6,603			6,603
Other expense	713	1,598	—	2,311	500
Total nonoperating expenses	$10,617	$6,463	$—	$17,080	$4,978

The following discussion of the components of operating expenses excludes nonoperating items for each period.

As noted earlier, expenses related to the FNBC I and II transactions include nonpermanent costs in addition to those identified as nonoperating.  These nonpermanent expenses include costs to maintain certain operations of the former FNBC, including 29 branch locations and other back office functions prior to systems conversion and consolidation of overlapping branches.  Management estimates that these nonpermanent costs were approximately $7 million, or $0.05 per share, in the second quarter of 2017.  We expect these nonpermanent operating costs to decrease through the third quarter of 2017 and be eliminated by the fourth quarter of 2017.

Personnel expense totaled $96.2 million for the second quarter of 2017, up $7.2 million, or 8% linked quarter, due to annual merit increases, higher bonus and incentive costs and $4.5 million related to the addition of personnel from FNBC. Approximately $3.5 million of the additional personnel costs are expected to be eliminated once consolidations are complete.  Year over year, personnel expense was up $12.0 million, or 14%.

Occupancy and equipment expenses totaled $16.8 million in the second quarter of 2017, up $2.3 million, or 16%, from the first quarter of 2017 and up $3.3 million, or 24%, compared to the second quarter of 2016 due, in part, to approximately $1.1 million in costs related to acquired branches to be consolidated in the second half of 2017.

Net gains on ORE dispositions exceeded ORE expense by $1.0 million compared to near breakeven linked quarter and $0.3 million of net expense in the second quarter of 2017. Management does not expect this level of ORE gains to be sustainable in future quarters.

All other expenses, excluding amortization of intangibles and nonoperating expense items, totaled $55.1 million for the second quarter of 2017, up $6.2 million, or 13%, from the first quarter of 2017, and up $7.2 million, or 15% compared to the second quarter of 2016.  These increases were primarily seen in the professional services, data processing and advertising categories, including $2.2 million of temporary operating cost related to the FNBC transactions.

Income Taxes

The effective income tax rate for the second quarter of 2017 was approximately 24.0%, compared to 25.3% in the first quarter of 2017 and 22.5% in the second quarter of 2016.  Management expects the effective tax rate for 2017 will be in the range of 25% to 27%, excluding the impact of employee share-based compensation.  The adoption of the new accounting standard for employee share-based compensation results in stock compensation having a direct impact on income tax expense and therefore, the effective tax rate.  Depending upon the Company’s share price and the number of shares vesting during the period, the impact of stock compensation on income tax expense and the effective tax rate will vary from quarter to quarter.  For the second quarter of 2017, excess tax benefits from employee share-based compensation decreased income tax expense by $1.4 million.  The Company currently estimates that vesting of restricted stock awards in the third quarter of 2017 will be minimal and in the fourth quarter of 2017 will result in an additional income tax benefit of approximately $3.7 million.    This estimate is based on the share price as of the end of the second quarter and does not include the impact of stock option exercises.

The Company’s effective tax rate varies from the 35% federal statutory rate primarily because of tax-exempt income and tax credits.  Interest income on bonds issued by or loans to state and municipal governments and authorities, and earnings from the BOLI program are the major components of tax-exempt income.  The main sources of tax credits have been investments in tax-advantaged securities and tax credit projects.  These investments are made primarily in the markets the Company serves and are directed at tax credits issued under the Qualified Zone Academy Bonds (“QZAB”), Qualified School Construction Bonds (“QSCB”) and Federal and State New Markets Tax Credit (“NMTC”) programs. The investments generate tax credits, which reduce current and future taxes and are recognized when earned as a benefit in the provision for income taxes.

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

The following table reconciles reported income tax expense to that computed at the statutory federal tax rate for the indicated periods.

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2017	2017	2016	2017	2016
Taxes computed at statutory rate	$24,074	$22,977	$21,184	$47,051	$22,918
Tax credits:
QZAB/QSCB	(643)	(642)	(681)	(1,285)	(1,378)
NMTC - Federal and State	(1,679)	(1,679)	(2,009)	(3,358)	(3,839)
LIHTC	—	—	24	—	12
Total tax credits	(2,322)	(2,321)	(2,666)	(4,643)	(5,205)
State income taxes, net of federal income tax benefit	1,133	843	762	1,976	1,055
Tax-exempt interest	(4,719)	(4,673)	(3,407)	(9,392)	(6,460)
Bank-owned life insurance	(1,046)	(947)	(1,573)	(1,993)	(2,463)
Impact from interim estimated effective tax rate	821	1,880	(879)	2,701	4,503
Employee share-based compensation	(1,367)	(434)	—	(1,801)	—
Other, net	(58)	(690)	197	(748)	385
Income tax expense	$16,516	$16,635	$13,618	$33,151	$14,733

Selected Financial Data

The following tables contain selected financial data as of the dates and for the periods indicated.

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,
	2017	2017	2016	2017	2016
Common Share Data
Earnings per share:
Basic	$0.60	$0.57	$0.59	$1.17	$0.64
Diluted	$0.60	$0.57	$0.59	$1.17	$0.64
Cash dividends paid	$0.24	$0.24	$0.24	$0.48	$0.48
Book value per share (period-end)	$33.21	$32.70	$31.77	$33.21	$31.77
Tangible book value per share (period-end)	$23.27	$23.19	$22.50	$23.27	$22.50
Weighted average number of shares (000s):
Basic	84,614	84,365	77,523	84,489	77,512
Diluted	84,867	84,624	77,680	84,755	77,676
Period-end number of shares (000s)	84,738	84,517	77,538	84,738	77,538
Market data:
High sales price	$52.94	$49.50	$27.84	$52.94	$27.84
Low sales price	$42.70	$41.71	$21.93	$41.71	$20.01
Period-end closing price	$49.00	$45.55	$26.11	$49.00	$26.11
Trading volume (000s) (a)	39,035	45,119	41,668	84,154	97,987

(a)	Trading volume is based on the total volume as determined by NASDAQ on the last day of the quarter.

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2017	2017	2016	2017	2016
Income Statement:
Interest income	$226,177	$202,515	$183,506	$428,692	$364,147
Interest income (te) (a)	234,741	210,813	189,702	445,554	375,686
Interest expense	26,460	20,824	18,537	47,284	36,342
Net interest income (te) (a)	208,281	189,989	171,165	398,270	339,344
Provision for loan losses	14,951	15,991	17,196	30,942	77,232
Noninterest income	67,487	63,491	63,694	130,978	121,880
Noninterest expense (excluding amortization of intangibles)	177,713	158,837	145,937	336,550	296,845
Amortization of intangibles	5,757	4,705	5,005	10,462	10,129
Income before income taxes	68,783	65,649	60,525	134,432	65,479
Income tax expense	16,516	16,635	13,618	33,151	14,733
Net income	$52,267	$49,014	$46,907	$101,281	$50,746

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,
	2017	2017	2016	2017	2016
Performance Ratios
Return on average assets	0.79%	0.80%	0.82%	0.80%	0.44%
Return on average common equity	7.52%	7.27%	7.76%	7.40%	4.20%
Return on average tangible common equity	10.69%	9.92%	11.04%	10.31%	5.98%
Earning asset yield (te) (a)	3.87%	3.74%	3.60%	3.80%	3.59%
Total cost of funds	0.44%	0.37%	0.35%	0.40%	0.35%
Net interest margin (te) (a)	3.43%	3.37%	3.25%	3.40%	3.24%
Noninterest income to total revenue (te) (a)	24.47%	25.05%	27.12%	24.75%	26.43%
Efficiency ratio (b)	60.59%	61.16%	62.14%	60.86%	63.28%
Average loan/deposit ratio	87.76%	89.90%	85.80%	88.77%	86.24%
FTE employees (period-end)	4,162	3,819	3,723	4,162	3,723
Capital Ratios
Common stockholders' equity to total assets	10.57%	10.84%	10.68%	10.57%	10.68%
Tangible common equity ratio (c)	7.65%	7.94%	7.81%	7.65%	7.81%

(a) Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.

(b) The efficiency ratio is noninterest expense to total net interest (te) and noninterest income, excluding amortization of purchased intangibles and nonoperating items.

(c) The tangible common equity ratio is common stockholders’ equity less intangible assets divided by total assets less intangible assets.

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
($ in thousands)	2017	2017	2016	2017	2016
Asset Quality Information
Nonaccrual loans (a)	$238,219	$262,649	$265,722	$238,219	$265,722
Restructured loans - still accruing	90,502	47,267	35,974	90,502	35,974
Total nonperforming loans	328,721	309,916	301,696	328,721	301,696
Other real estate (ORE) and foreclosed assets	18,049	17,156	23,374	18,049	23,374
Total nonperforming assets	$346,770	$327,072	$325,070	$346,770	$325,070
Accruing loans 90 days past due (a)	$18,390	$590	$7,982	$18,390	$7,982
Net charge-offs - non-purchased credit impaired	5,985	29,911	7,803	35,896	29,102
Net charge-offs - purchased credit impaired	(45)	118	(147)	73	(214)
Allowance for loan losses	221,865	213,550	226,086	221,865	226,086
Provision for loan losses	14,951	15,991	17,196	30,942	77,232
Ratios:
Nonperforming assets to loans, ORE and foreclosed assets	1.88%	1.79%	2.02%	1.88%	2.02%
Accruing loans 90 days past due to loans	0.10%	0.00%	0.05%	0.10%	0.05%
Nonperforming assets + accruing loans 90 days past due to loans, ORE and foreclosed assets	1.97%	1.80%	2.07%	1.97%	2.07%
Net charge-offs - non-purchased credit impaired to average loans	0.13%	0.70%	0.20%	0.41%	0.37%
Allowance for loan losses to period-end loans	1.20%	1.17%	1.41%	1.20%	1.41%
Allowance for loan losses to nonperforming loans + accruing loans 90 days past due	63.92%	68.77%	73.01%	63.92%	73.01%

(a)

Nonaccrual loans and accruing loans past due 90 days or more do not include purchased credit impaired loans with an accretable yield. Included in nonaccrual loans are $96.3 million, $112.6 million, and $34.8 million in restructured loans at June 30, 2017, March 31, 2017, and June 30, 2016, respectively.

	June 30,	March 31,	December 31,	September 30,	June 30,
(in thousands)	2017	2017	2016	2016	2016
Period-End Balance Sheet
Total loans, net of unearned income (a)	$18,473,841	$18,204,868	$16,752,151	$16,070,821	$16,035,796
Loans held for sale	26,787	20,883	34,064	42,545	42,297
Securities	5,668,836	5,001,273	5,017,128	4,843,112	4,806,370
Short-term investments	126,428	51,273	78,177	128,920	153,159
Earning assets	24,295,892	23,278,297	21,881,520	21,085,398	21,037,622
Allowance for loan losses	(221,865)	(213,550)	(229,418)	(236,061)	(226,086)
Goodwill	740,265	716,761	621,193	621,193	621,193
Other intangible assets, net	101,694	86,952	87,757	92,523	97,409
Other assets	1,714,583	1,616,566	1,614,250	1,545,677	1,533,652
Total assets	$26,630,569	$25,485,026	$23,975,302	$23,108,730	$23,063,790
Noninterest-bearing deposits	$7,887,867	$7,722,279	$7,658,203	$7,543,041	$7,151,416
Interest-bearing transaction and savings deposits	8,402,133	7,162,760	6,910,466	6,620,373	6,754,513
Interest-bearing public funds deposits	2,537,030	2,595,263	2,563,758	2,394,148	2,354,234
Time deposits	2,615,785	2,441,718	2,291,839	2,327,915	2,556,706
Total interest-bearing deposits	13,554,948	12,199,741	11,766,063	11,342,436	11,665,453
Total deposits	21,442,815	19,922,020	19,424,266	18,885,477	18,816,869
Short-term borrowings	1,810,907	2,121,932	1,225,406	1,075,956	1,095,107
Long-term debt	407,876	525,082	436,280	463,710	468,028
Other liabilities	155,009	152,370	169,582	194,460	220,421
Stockholders' equity	2,813,962	2,763,622	2,719,768	2,489,127	2,463,365
Total liabilities & stockholders' equity	$26,630,569	$25,485,026	$23,975,302	$23,108,730	$23,063,790

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(in thousands)	2017	2017	2016	2017	2016
Average Balance Sheet
Total loans, net of unearned income (a)	$18,369,446	$17,303,044	$16,059,846	$17,839,191	$15,954,308
Loans held for sale	22,389	21,328	29,053	21,862	21,937
Securities (b)	5,241,735	5,037,286	4,648,807	5,140,075	4,588,449
Short-term investments	704,560	408,343	409,323	557,270	464,155
Earning assets	24,338,130	22,770,001	21,147,029	23,558,398	21,028,849
Allowance for loan losses	(216,851)	(226,503)	(220,679)	(221,650)	(201,971)
Goodwill and other intangible assets	826,097	729,766	721,031	778,198	723,563
Other assets	1,578,877	1,483,242	1,491,210	1,531,322	1,485,112
Total assets	$26,526,253	$24,756,506	$23,138,591	$25,646,268	$23,035,553
Noninterest-bearing deposits	$7,769,932	$7,462,258	$7,079,426	$7,616,945	$7,056,553
Interest-bearing transaction and savings deposits	8,047,426	6,897,660	6,779,565	7,475,719	6,797,634
Interest-bearing public fund deposits	2,539,424	2,547,874	2,302,096	2,543,626	2,237,766
Time deposits	2,575,779	2,340,066	2,556,668	2,458,574	2,407,802
Total interest-bearing deposits	13,162,629	11,785,600	11,638,329	12,477,919	11,443,202
Total deposits	20,932,561	19,247,858	18,717,755	20,094,864	18,499,755
Short-term borrowings	2,232,845	2,127,256	1,351,227	2,180,342	1,458,015
Long-term debt	428,292	458,050	471,924	443,089	477,636
Other liabilities	145,989	190,253	167,680	167,998	169,271
Stockholders' equity	2,786,566	2,733,089	2,430,005	2,759,975	2,430,876
Total liabilities & stockholders' equity	$26,526,253	$24,756,506	$23,138,591	$25,646,268	$23,035,553

(a)	Includes nonaccrual loans.
(b)	Average securities do not include unrealized holding gains/losses on available for sale securities.

Reconciliation of reported to core net interest income (te) and core net interest margin

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
($ in thousands)	2017	2017	2016	2016	2016
Net interest income	$199,717	$181,691	$164,969	$381,408	$327,805
Tax-equivalent adjustment (te)(a)	8,564	8,298	6,196	16,862	11,539
Net interest income (te)	$208,281	$189,989	$171,165	$398,270	$339,344
Purchase accounting adjustments
Net loan discount accretion (b)	8,801	5,017	5,878	13,818	12,236
Net investment premium amortization (c)	(398)	(454)	(636)	(852)	(1,356)
Net purchase accounting adjustments	8,403	4,563	5,242	12,966	10,880
Net interest income (te) - core	$199,878	$185,426	$165,923	$385,304	$328,464
Average earning assets	$24,338,130	$22,770,001	$21,147,029	$23,558,398	$21,028,849
Net interest margin - reported	3.43%	3.37%	3.25%	3.40%	3.24%
Net purchase accounting adjustments	0.14%	0.08%	0.10%	0.11%	0.10%
Net interest margin - core	3.29%	3.29%	3.15%	3.29%	3.14%

Core revenue (te) and core pre-tax, pre-provision net revenue (te)

	Three months ended			Six months ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(in thousands)	2017	2017	2016	2017	2016
Net interest income	$199,717	$181,691	$164,969	$381,408	$327,805
Noninterest income	67,487	63,491	63,694	130,978	121,880
Total revenue	$267,204	$245,182	$228,663	$512,386	$449,685
Tax-equivalent adjustment (a)	8,564	8,298	6,196	16,862	11,539
Purchase accounting adjustments - revenue (d)	(7,076)	(3,463)	(3,716)	(10,539)	(7,742)
Nonoperating revenue	—	(4,352)	—	(4,352)	—
Core revenue (te)	$268,692	$245,665	$231,143	$514,357	$453,482
Noninterest expense	(183,470)	(163,542)	(150,942)	(347,012)	(306,974)
Intangible amortization	5,757	4,705	5,005	10,462	10,129
Nonoperating items	10,617	6,463	—	17,080	4,978
Core pre-tax, pre-provision net revenue (te)	$101,596	$93,291	$85,206	$194,887	$161,615

(a)	Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Includes net loan discount accretion arising from business combinations.
(c)	Includes net investment premium amortization arising from business combinations.
(d)	Includes net loan discount accretion and net investment premium amortization as defined in (b) and (c) and amortization of the FDIC loss share receivable related to an FDIC assisted transaction.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, as well as maturities and repayments of investment securities.  Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements.  Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window.  As shown in the table below, our ratio of free securities to total securities was 33.57% at June 30, 2017, compared to 20.29% at March 31, 2017 and 28.39% at June 30, 2016.  The total amount of free securities at June 30, 2017 increased by $0.9 billion compared to the prior quarter as total securities rose by $0.7 billion due in part to the deployment of excess liquidity from the FNBC II transaction.  The total of pledged securities at June 30, 2017 was down $227 million compared to March 31,2017 as collateral related to seasonal public fund tax deposits was released. Total securities at June 30, 2017 were $0.9 billion higher than at June 30, 2016.

	June 30,	March 31,	December 31,	September 30,	June 30,
Liquidity Metrics	2017	2017	2016	2016	2016
Free securities / total securities	33.57%	20.29%	23.46%	23.97%	28.39%
Core deposits / total deposits	93.05%	92.93%	93.22%	93.03%	91.99%
Wholesale funds / core deposits	11.12%	14.30%	9.18%	8.76%	9.03%
Quarter-to-date average loans /quarter-to-date average deposits	87.76%	89.90%	86.31%	85.64%	85.80%

The liability portion of the balance sheet provides liquidity mainly through the Company’s ability to use cash sourced from various customers’ interest-bearing and noninterest-bearing deposit and sweep accounts.  Core deposits consist of total deposits excluding certificates of deposits (“CDs”) of $250,000 or more and brokered deposits. The ratio of core deposits to total deposits was 93.05% at June 30, 2017, compared to 92.93% at March 31, 2017 and 91.99% at June 30, 2016. Core deposits totaled $20.0 billion at June 30, 2017, an increase of $1.4 billion from March 31, 2017, and up $2.6 billion from June 30, 2016. These increases were primarily due to the FNBC transactions. Brokered deposits totaled $758 million as of June 30, 2017, a $42 million, or 5%, decrease from March 31, 2017, and down $201 million compared to June 30, 2016. The Company’s use of brokered deposits as a funding source is subject to strict parameters regarding the amount, term and interest rate.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At June 30, 2017, the Bank had borrowed $1.3 billion from the FHLB and had approximately $2.6 billion available under this line. The Bank also has unused borrowing capacity at the Federal Reserve’s discount window of approximately $2.2 billion. The Company did not have any outstanding borrowings with the Federal Reserve at any date in the last 12 months.

Wholesale funds, which are comprised of short-term borrowings and long-term debt, were 11.12% of core deposits at June 30, 2017, compared to 14.30% at March 31, 2017 and 9.03% at June 30, 2016.  The linked quarter decrease primarily related to the FNBC II transaction which added approximately $1.5 billion in core deposits. Cash received in the transaction allowed the Company to pay down approximately $800 million of FHLB borrowings.  In addition, long-term debt decreased $117 million, primarily due to the payoff of the Company’s subordinated debt that matured in April 2017.  The year-over-year increase was primarily due to an increase in FHLB borrowings.  FHLB borrowings totaled $1.3 billion at June 30, 2017 compared to $1.7 billion at March 31, 2017 and $0.7 billion at June 30, 2016.  The Company has established an internal target range for wholesale funds to be less than 25% of core deposits.

Another key measure the Company uses to monitor its liquidity position is the loan-to-deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding).  The loan-to-deposit ratio measures the amount of funds the Company lends out for each dollar of deposits on hand.  The Company’s loan-to-deposit ratio for the second quarter of 2017 was 87.76%, compared to 89.90% linked quarter and 85.80% at June 30, 2016. The loan-to-deposit ratio for the second quarter of 2017 was impacted by the $1.5 billion in deposits acquired in the FNBC II transaction, while the first quarter of 2017 ratio was impacted by the $1.2 billion of loans and $0.4 billion of deposits acquired in the FNBC I transaction. The Company has established an internal target range for the loan-to-deposit ratio from 83% to 87%.

Cash generated from operations is another important source of funds to meet liquidity needs.  The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the six months ended June 30, 2017 and 2016.

Dividends received from the Bank have been the primary source of funds available to the Parent Company for the payment of dividends to our stockholders and for servicing its debt.   The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends the Bank can distribute to the Parent Company.  The Parent Company maintains cash and other liquid assets to provide liquidity in an amount sufficient to fund a minimum of at least six quarters of anticipated common stockholder dividends.

CAPITAL RESOURCES

Stockholders’ equity totaled $2.8 billion at June 30, 2017, up $50 million, or 2% compared to March 31, 2017 and up $351 million, or 14% from June 30, 2016.  The tangible common equity ratio was 7.65% at June 30, 2017, compared to 7.94% at March 31, 2017 and 7.81% at June 30, 2016. The decline in the ratio from prior periods was due to the effect of the assets acquired in the FNBC transactions. Partially offsetting the year-over-year decrease was the $259 million stock issuance in the fourth quarter of 2016.    The Company has established an internal target for the tangible common equity ratio of at least 8.00%. However, management will allow the Company’s tangible common equity ratio to drop below 8.00% on a temporary basis if it believes that the shortfall can be replenished through normal operations.

At June 30, 2017, the regulatory capital ratios of the Company and the Bank were down compared to March 31, 2017 and December 31, 2016, due to the FNBC transactions, but remained well in excess of current regulatory minimum requirements, as indicated in the table below.  The Company and the Bank have been categorized as “well-capitalized” in the most recent notices received from our regulators and both currently exceed all capital requirements of the new Basel III requirements which were effective January 1, 2015, including the fully phased-in conservation buffer. Bank ratios reflect a $240 million capital contribution in the first quarter of 2017 to support the FNBC I transaction.  See the Supervision and Regulation section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion of the Company’s capital requirements.

The following table shows the regulatory capital ratios for the Company and the Bank as calculated under current rules for the indicated periods.

	Well-	June 30,	March 31,	December 31,	September 30,	June 30,
	Capitalized	2017	2017	2016	2016	2016
Total capital (to risk weighted assets)
Hancock Holding Company	10.00%	11.76%	11.91%	13.21%	12.15%	11.96%
Whitney Bank	10.00%	11.33%	11.52%	11.57%	11.81%	11.70%
Tier 1 common equity capital (to risk weighted assets)
Hancock Holding Company	6.50%	10.01%	10.16%	11.26%	10.09%	9.94%
Whitney Bank	6.50%	10.28%	10.49%	10.39%	10.56%	10.48%
Tier 1 capital (to risk weighted assets)
Hancock Holding Company	8.00%	10.01%	10.16%	11.26%	10.09%	9.94%
Whitney Bank	8.00%	10.28%	10.49%	10.39%	10.56%	10.48%
Tier 1 leverage capital
Hancock Holding Company	5.00%	8.21%	8.79%	9.56%	8.35%	8.22%
Whitney Bank	5.00%	8.44%	9.09%	8.83%	8.76%	8.69%

Regulatory definitions:

(1)	Tier 1 common equity capital generally includes common equity and retained earnings, reduced by goodwill and other disallowed intangibles, disallowed deferred tax assets and certain other assets.
(2)	Tier 1 capital consists of Tier 1 common equity capital plus non-controlling interest in equity of consolidated subsidiaries and a limited amount of qualifying perpetual preferred stock.
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

BALANCE SHEET ANALYSIS

Securities

Investment in securities totaled $5.7 billion at June 30, 2017, up $668 million, or 13%, from March 31, 2017 and $862 million from June 30, 2016.  During the second quarter of 2017, the Company purchased approximately $810 million of mortgage-backed securities and municipal securities at a nominal average yield of 2.35%.  At June 30, 2017, securities available for sale totaled $2.8 billion and securities held to maturity totaled $2.9 billion.

The securities portfolio consists mainly of residential and commercial mortgage-backed securities and collateralized mortgage obligations issued or guaranteed by U.S. government agencies. The portfolio is designed to enhance liquidity while providing an acceptable rate of return.  The Company invests only in high quality securities of investment grade quality with a targeted effective duration for the overall portfolio of between two and five years.  The effective duration calculates the price sensitivity to changes in interest rates.  At June 30, 2017, the average maturity of the portfolio was 5.53 years with an effective duration of 4.84 years and a nominal weighted-average yield of 2.35%. Management simulations indicate that the effective duration would increase to 5.08 years with a 100 bps increase in the yield curve and to 5.20 years with a 200 bps increase.  At December 31, 2016, the average maturity of the portfolio was 5.79 years with an effective duration of 5.07 years and a nominal weighted-average yield of 2.35%.  The average maturity of the portfolio at June 30, 2016 was 5.0 years, while the duration was 3.39 years, and the nominal weighted average yield was 2.43%.

Loans

Total loans at June 30,  2017 were $18.5 billion, up approximately $269 million, or 1.5%, from March 31, 2017.  The increase includes approximately $165 million of loans from the FNBC II transaction (net of the fair value discount).  Loans to energy-related companies decreased $59 million and nonenergy shared national credits decreased $82 million during the second quarter.  There was loan growth throughout the markets across our footprint and in our mortgage and equipment finance lines of business.

During the quarter, the Company reached an agreement with the FDIC to terminate the remaining portion of its 2009 loss share agreement.  In the second quarter of 2017, the Company wrote down the indemnification asset by $6.6 million to $3.2 million, the amount received from the FDIC in the third quarter of 2017.  The remaining loan balances that were covered under the agreement totaled $154 million at June 30, 2017, with a reserve totaling $15 million.

The following table shows the composition of our loan portfolio.

	June 30,	March 31,	December 31,	September 30,	June 30,
(in thousands)	2017	2017	2016	2016	2016
Total loans:
Commercial non-real estate	$8,093,104	$8,074,287	$7,613,917	$7,133,928	$7,132,519
Commercial real estate - owner occupied	2,078,332	2,047,451	1,906,821	1,901,825	1,916,200
Total commercial and industrial	10,171,436	10,121,738	9,520,738	9,035,753	9,048,719
Commercial real estate - income producing	2,401,673	2,505,104	2,013,890	1,990,309	2,024,471
Construction and land development	1,313,522	1,252,667	1,010,879	946,592	880,588
Residential mortgages	2,493,923	2,266,263	2,146,713	2,037,162	2,017,650
Consumer	2,093,287	2,059,096	2,059,931	2,061,005	2,064,368
Total loans	$18,473,841	$18,204,868	$16,752,151	$16,070,821	$16,035,796

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

	June 30,		March 31,		December 31,		September 30,		June 30,
	2017		2017		2016		2016		2016
		Pct of		Pct of		Pct of		Pct of		Pct of
($ in thousands)	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial & industrial loans:
Real Estate and Rental and Leasing	$1,258,221	13%	$1,119,937	11%	$975,821	10%	$980,484	11%	$986,502	11%
Mining, Quarrying, and Oil and Gas Extraction (a)	1,133,314	11	1,211,006	12	1,320,294	14	1,311,480	15	1,382,496	15
Health Care and Social Assistance	1,116,411	11	1,076,164	11	1,010,135	11	953,900	10	900,604	10
Public Administration	848,475	8	839,005	8	796,742	8	717,629	8	686,179	8
Manufacturing (a)	793,016	8	769,118	8	729,926	8	637,194	7	655,493	7
Retail Trade (a)	810,512	8	755,059	8	682,775	7	632,175	7	645,073	7
Finance and Insurance	519,983	5	478,473	5	507,339	5	451,469	5	463,953	5
Wholesale Trade (a)	503,336	5	490,569	5	486,940	5	461,133	5	452,973	5
Construction	553,403	5	519,663	5	478,926	5	447,206	5	441,160	5
Transportation and Warehousing (a)	587,985	6	556,468	5	468,377	5	428,936	5	422,649	5
Educational Services	438,195	4	428,248	4	421,035	4	421,114	5	429,810	5
Professional, Scientific, and Technical Services (a)	389,092	4	362,610	4	340,323	4	339,642	4	320,319	4
Other Services (except Public Administration)	369,202	4	342,155	3	308,802	3	292,669	3	292,482	3
Accommodation and Food Services	347,773	3	338,241	3	270,693	3	295,625	3	294,607	3
Other (a)	502,518	5	835,022	8	722,610	8	665,097	7	674,419	7
Total commercial & industrial loans	$10,171,436	100%	$10,121,738	100%	$9,520,738	100%	$9,035,753	100%	$9,048,719	100%

(a) The Company's energy related lending portfolio includes certain balances within each of these selected industry categories as the definition is based on source of revenue.  The energy related lending portfolio totaled $1.2 billion, $1.3 billion, $1.4 billion, $1.4 billion, and $1.5 billion, at June 30, 2017, March 31, 2017, December 31, 2016,  September 30, 2016, and June 30, 2016, respectively.

At June 30, 2017, commercial and industrial (“C&I”) loans, including both non-real estate and owner occupied real estate secured loans, totaled approximately $10.2 billion, an increase of $49.7 million, or 0.5%, from March 31, 2017.  Included in C&I are $1.2 billion in energy-related loans, which are comprised of credits to both the exploration and production segment and the support services segment.  Energy loans comprised 6.7% of total loans at June 30, 2017, down from 12.4% in fourth quarter of 2014, the beginning of the cycle.  Payoffs and paydowns of approximately $134 million were partially offset by approximately $75 million in draws on existing lines of credit.  Management has a strategic target to bring the level of energy loans to total loans to 5%.

The Bank lends mainly to middle-market and smaller commercial entities, although it participates in larger shared-credit loan facilities.  Shared national credits funded at June 30, 2017 totaling approximately $2.1 billion, or 11% of total loans, were down $114 million compared to March 31, 2017 and down $76 million from June 30, 2016.  Approximately $781 million of shared national credits were with energy-related customers at June 30, 2017, down approximately $32 million from March 31, 2017 and down $198 million from June 30, 2016.

Commercial real estate – income producing loans totaled approximately $2.4 billion at June 30, 2017, a decrease of $103 million, or 4%, from March 31, 2017.  The majority of the decrease in commercial real estate – income producing loans was related to the multi-family property type.  The following table details commercial real estate – income producing by property types for the last five quarters.

	June 30,		March 31,		December 31,		September 30,		June 30,
	2017		2017		2016		2016		2016
		Pct of		Pct of		Pct of		Pct of		Pct of
($ in thousands)	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial real estate - income producing loans:
Retail	$538,979	23%	$565,673	23%	$466,168	22%	$483,026	24%	$505,146	25%
Office	535,210	22	482,121	19	371,029	19	382,191	19	360,677	18
Multifamily	347,583	15	444,188	18	346,612	17	314,539	16	366,608	18
Industrial	310,154	13	307,170	12	289,482	14	292,037	15	285,897	14
Hotel/Motel	345,556	14	268,138	11	179,016	9	129,209	6	131,750	7
Other	324,191	13	437,814	17	361,583	19	389,307	20	374,393	18
Total commercial real estate - income producing loans	$2,401,673	100%	$2,505,104	100%	$2,013,890	100%	$1,990,309	100%	$2,024,471	100%

Construction and land development loans, totaling approximately $1.3 billion at June 30, 2017, increased approximately $61 million from March 31, 2017.  Residential mortgages increased $228 million, in part, due to the FNBC II acquisition and partly due to the Company’s revenue-generating initiatives.  Consumer loans increased $34 million during the second quarter of 2017.

Allowance for Loan Losses and Asset Quality

The Company's total allowance for loan losses was $221.9 million at June 30, 2017, compared to $213.6 million at March 31, 2017.   The ratio of the allowance for loan losses to period-end loans increased to 1.20%, compared to 1.17% for the prior quarter end.  The increase in coverage is primarily driven by higher non-energy reserves that were increased to strengthen coverage as we continue to grow and diversify that portfolio.  Energy prices, while down from the prior quarter, have remained relatively stable and there is some improvement in energy criticized loan levels across all portfolios.  Management believes the allowance level for the energy portfolio, as built in previous quarters, remains adequate.

During the second quarter of 2017, Hancock recorded a total provision for loan losses of $15.0 million, down $1.0 million from $16.0 million in the first quarter of 2017.

Net charge-offs from the non-purchased credit impaired loan portfolio were $6.0 million, or 0.13%, of average total loans on an annualized basis in the second quarter of 2017, down from $29.9 million, or 0.70%, of average total loans in the first quarter of 2017.  There were no charge-offs related to energy credits in the second quarter of 2017.  Energy charge-offs were approximately $23.0 million in the first quarter of 2017.

The following table provides a breakout of the Company’s allowance for loan loss for the energy portfolio, allocated by sector, as of June 30, 2017.

(in millions)	Outstanding Balance	Allocated Allowance for Loan and Lease Losses	Allowance for Loan and Lease Losses as a % of Loans
Upstream (reserve-based lending)	$400	$21.6	5.4%
Midstream	66	1.3	2.0
Support - drilling	161	11.7	7.3
Support - nondrilling	604	48.8	8.1
Total	$1,231	$83.4	6.8%

Management continues to closely monitor the impact that the sustained decrease in oil and natural gas prices will have on the ability of the Company’s energy-related customers to service their debt.  Part of the ongoing monitoring includes a review of customers’ balance sheets, leverage ratios, collateral values and other critical lending metrics.  As previously noted, even with improving oil prices, management expects a continued lag in the recovery of energy service and support credits.  Reserve-based lending credits are showing signs of improvement given the stabilization in oil prices, and we expect improvement in land-based services and non-drilling services in the Gulf of Mexico to follow.  However, as new information becomes available, additional risk rating downgrades could occur, which could lead to additional loan loss provisions, a higher allowance for loan losses, and additional charge-offs.  Management believes that any additional losses will be manageable and that capital will remain solid.  Based upon information currently available, management is maintaining the estimate that net charge-offs from energy-related credits could approximate $65 million to $95 million over the duration of the cycle, which started in the fourth quarter of 2014.  To date, the Company has recorded approximately $65 million in energy-related net charge-offs since the start of the cycle.  There were no charge offs in the second quarter of 2017.  See Item 7 in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion of the Company’s energy portfolio and its potential impact on the allowance for loan losses.

The following table sets forth activity in the allowance for loan losses for the periods indicated.

	Three months ended			Six months ended

	June 30,	March 31,	June 30,	June 30,
(in thousands)	2017	2017	2016	2017	2016
Allowance for loan losses at beginning of period	$213,550	$229,418	$217,794	$229,418	$181,179
Loans charged-off:
Non-purchased credit impaired loans (a):
Commercial non real estate	1,427	24,791	4,545	26,218	22,212
Commercial real estate - owner-occupied	488	29	416	517	1,199
Total commercial & industrial	1,915	24,820	4,961	26,735	23,411
Commercial real estate - income producing	153	7	76	160	191
Construction and land development	77	37	482	114	592
Residential mortgages	401	289	417	690	592
Consumer	6,568	8,539	5,425	15,107	11,268
Total non-purchased credit impaired charge-offs	9,114	33,692	11,361	42,806	36,054
Purchased credit impaired loans:
Commercial non real estate	—	—	—	—	—
Commercial real estate - owner-occupied	—	—	—	—	28
Total commercial & industrial	—	—	—	—	28
Commercial real estate - income producing	—	—	—	—	1
Construction and land development	4	54	—	58	18
Residential mortgages	27	59	23	86	23
Consumer	14	139	8	153	8
Total purchased credit impaired charge-offs	45	252	31	297	78
Total charge-offs	9,159	33,944	11,392	43,103	36,132
Recoveries of loans previously charged-off:
Non-purchased credit impaired loans (a):
Commercial non real estate	880	936	993	1,816	1,802
Commercial real estate - owner-occupied	43	200	197	243	238
Total commercial & industrial	923	1,136	1,190	2,059	2,040
Commercial real estate - income producing	23	375	124	398	268
Construction and land development	268	448	520	716	1,125
Residential mortgages	154	108	179	262	480
Consumer	1,761	1,714	1,545	3,475	3,039
Total non-purchased credit impaired recoveries	3,129	3,781	3,558	6,910	6,952
Purchased credit impaired loans:
Commercial non real estate	—	2	5	2	8
Commercial real estate - owner-occupied	18	75	85	93	120
Total commercial & industrial	18	77	90	95	128
Commercial real estate - income producing	—	—	1	—	2
Construction and land development	16	23	18	39	53
Residential mortgages	14	5	2	19	3
Consumer	42	29	67	71	106
Total purchased credit impaired recoveries	90	134	178	224	292
Total recoveries	3,219	3,915	3,736	7,134	7,244
Net charge-offs - non-purchased credit impaired loans	5,985	29,911	7,803	35,896	29,102
Net charge-offs - purchased credit impaired loans	(45)	118	(147)	73	(214)
Total net charge-offs	5,940	30,029	7,656	35,969	28,888
Provision for loan losses before FDIC benefit - purchased credit impaired loans	(912)	(2,236)	(1,059)	(3,148)	(3,744)
Benefit attributable to FDIC loss share agreement	696	1,830	1,248	2,526	3,437
Provision for loan losses non-purchased credit impaired loans	15,167	16,397	17,007	31,564	77,539
Provision for loan losses, net	14,951	15,991	17,196	30,942	77,232
Increase (decrease) in FDIC loss share receivable	(696)	(1,830)	(1,248)	(2,526)	(3,437)
Allowance for loan losses at end of period	$221,865	$213,550	$226,086	$221,865	$226,086
Ratios:
Gross charge-offs - non-purchased credit impaired to average loans	0.20%	0.79%	0.28%	0.48%	0.45
Recoveries - non-purchased credit impaired to average loans	0.07%	0.09%	0.09%	0.08%	0.09
Net charge-offs - non-purchased credit impaired to average loans	0.13%	0.70%	0.20%	0.41%	0.37
Allowance for loan losses to period-end loans	1.20%	1.17%	1.41%	1.20%	1.41

(a)	Non-purchased credit impaired loans includes originated and acquired loans.

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, troubled debt restructurings and foreclosed and surplus ORE and other foreclosed assets.  Loans past due 90 days or more and still accruing are also disclosed.

	June 30,	December 31,
(in thousands)	2017	2016
Loans accounted for on a nonaccrual basis: (a)
Commercial non-real estate	$80,572	$170,703
Commercial non-real estate - restructured	87,138	78,334
Total commercial non-real estate	167,710	249,037
Commercial real estate - owner occupied	10,200	13,432
Commercial real estate - owner-occupied - restructured	1,550	981
Total commercial real estate - owner-occupied	11,750	14,413
Total commercial & industrial	179,460	263,450
Commercial real estate - income producing	7,322	13,147
Commercial real estate - income producing - restructured	6,116	807
Total commercial real estate - income producing	13,438	13,954
Construction and land development	2,526	3,652
Construction and land development - restructured	295	898
Total construction and land development	2,821	4,550
Residential mortgage	26,973	22,814
Residential mortgage - restructured	1,185	851
Total residential mortgage	28,158	23,665
Consumer	14,342	12,351
Consumer - restructured	—	—
Total consumer	14,342	12,351
Total nonaccrual loans	$238,219	$317,970
Restructured loans - still accruing:
Commercial non-real estate	$82,483	$32,887
Commercial real estate - owner occupied	3,221	493
Total commercial & industrial	85,704	33,380
Commercial real estate - income producing	3,899	5,939
Construction and land development	—	—
Residential mortgage	508	259
Consumer	391	240
Total restructured loans - still accruing	90,502	39,818
Total nonperforming loans	328,721	357,788
ORE and foreclosed assets	18,049	18,943
Total nonperforming assets (b)	$346,770	$376,731
Loans 90 days past due still accruing	$18,390	$3,039
Total restructured loans	$186,786	$121,689
Ratios:
Nonperforming assets to loans plus ORE and foreclosed assets	1.88%	2.25%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	63.92%	63.58%
Loans 90 days past due still accruing to loans	0.10%	0.02%

(a)

Nonaccrual loans and accruing loans past due 90 days or more do not include acquired credit-impaired loans which were written down to fair value upon acquisition and accrete interest income the remaining life of the loan.

(b)	Includes total nonaccrual loans, total restructured loans - still accruing and ORE and foreclosed assets.

Nonperforming assets totaled $347 million at June 30, 2017, down $30 million, or 8%, from December 31, 2016, but up $20 million, or 6%, from March 31, 2017 and up $22 million from June 30, 2016.  During the second quarter of 2017, total nonperforming loans increased approximately $19 million, after a drop of almost $100 million in the first quarter.  ORE and other foreclosed assets increased approximately $1 million in the second quarter of 2017, following a $2 million decrease in the first quarter.  Nonperforming assets as a percent of total loans, ORE and other foreclosed assets was 1.88% at June 30, 2017, up 9 bps from March 31, 2017.  This ratio stood at 2.25% at December 31, 2016 and 2.02% at June 30, 2016.

Short-Term Investments

Short-term liquidity assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors.  Short-term liquidity investments, including interest-bearing bank deposits and federal funds sold, were $126 million at June 30, 2017. This total was up $75 million from the prior quarter end and down $27 million from June 30, 2016.  These assets are highly volatile on a daily basis depending upon movement in customer loan and deposit accounts.  Average short-term investments of $705 million for the second quarter of 2017 were up $296 million compared to the first quarter of 2017, and up $295 million compared to the second quarter of 2016. Year-to-date average short-term investments were $557 million, an increase of $93 million from the first six months of 2016.  See the Liquidity section above for further discussion regarding the Company’s management of its short-term investment portfolio and the impact upon its liquidity in general.

Deposits

Total deposits were $21.4 billion at June 30, 2017, up $1.5 billion, or 8% from March 31, 2017, and up $2.6 billion, or 14%, from June 30, 2016.  Average deposits for the second quarter of 2017 were $20.9 billion, up $1.7 billion, or 9%, from the first quarter of 2017 and up $2.2 billion, or 12%, from the second quarter of 2016. The FNBC transactions added $0.4 billion to deposits during the first quarter and $1.5 billion in the second quarter of 2017.

Noninterest-bearing demand deposits were $7.9 billion at June 30, 2017, up $166 million, or 2%, linked quarter, and $736 million, or 10%, year over year. The FNBC transactions added noninterest-bearing demand deposits of $285 million. Noninterest-bearing demand deposits comprised 36.8% of total deposits at June 30, 2017, compared to 38.8% at March 31, 2017, and 38.0% at June 30, 2016.

Interest-bearing transaction and savings accounts of $8.4 billion at June 30, 2017 increased $1.2 billion, or 17%, compared to March 31, 2017 and $1.6 billion, or 24%, compared to June 30, 2016.  Deposits assumed in the FNBC transactions accounted for the majority of these increases.

Interest-bearing public fund deposits totaled $2.5 billion at June 30, 2017, down slightly from March 31, 2017. This category was up $183 million, or 8% compared to June 30, 2016.  Time deposits, other than public funds, totaled $2.6 billion at June 30, 2017.  The $174 million increase from March 31, 2017 was primarily due to an increase in public fund CDs and recapture of funds from CDs that the FDIC paid out as part of FNBC’s closure.

Short-Term Borrowings

At June 30, 2017, short-term borrowings totaled $1.8 billion, down $311 million from March 31, 2017, as FHLB borrowings decreased $409 million, and securities sold under agreements to repurchase increased $37 million.  Short-term borrowings increased $716 million from June 30, 2016, due to both an increase in the Company’s FHLB borrowings and the assumption of $511 million in short-term FHLB borrowings as part of the FNBC I transaction.  The Company used a portion of the excess liquidity acquired in the FNBC II transaction to pay down FHLB debt.

Average quarter-to-date short-term borrowings of $2.2 billion in the second quarter of 2017 were up $106 million, or 5% compared to the first quarter of 2017, and up $882 million, or 65% compared to the second quarter of 2016.  Customer repurchase agreements and FHLB borrowings are the major sources of short-term borrowings. Customer repurchase agreements are offered mainly to commercial customers to assist them with their cash management strategies or to provide a temporary investment vehicle for their excess liquidity pending redeployment for corporate or investment purposes. While customer repurchase agreements provide a recurring source of funds to the Bank, the amounts available over time can be volatile.  FHLB borrowings are funds from the Federal Home Loan Bank that are collateralized by single family and commercial real estate loans included in the Bank’s loan portfolio, subject to specific criteria.
Long-Term Debt

 At June 30, 2017, long-term debt totaled $408 million, down $117 million from March 31, 2017, primarily due to the payoff of the company’s $96 million in subordinated debt that matured in April, as well as the paydown of $17 million of long-term FHLB borrowings.  The Company was in compliance with all covenants, as amended, as of June 30, 2017.

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

The following table shows the commitments to extend credit and letters of credit at June 30, 2017 according to expiration date.

		Expiration Date
		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$6,499,919	$2,929,575	$1,552,193	$1,100,540	$917,611
Letters of credit	388,386	296,069	81,651	10,518	148
Total	$6,888,305	$3,225,644	$1,633,844	$1,111,058	$917,759

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

The table below presents the results of simulations run as of June 30, 2017 for year 1 and year 2, assuming the indicated instantaneous and sustained parallel shift in the yield curve at the measurement date. The results demonstrate an increase in net interest income as rates rise and a decline should rates fall as compared to the stable rate environment assumed for the base case.

Net Interest Income (te) at Risk

	Estimated
Change in	increase (decrease)
interest rate	in net interest income (te)

(basis points)	Year 1	Year 2
(100)	(2.89)%	(5.05)%
+100	2.91%	3.57%
+200	5.10%	5.94%
+300	6.87%	7.56%

Note: Decrease in interest rates limited to 100 basis points in the current rate environment

The foregoing disclosures related to our market risk should be read in conjunction with our audited consolidated financial statements, related notes and management’s discussion and analysis for the year ended December 31, 2016 included in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were effective.

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three-month period ended June 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no purchases made by the issuer or any affiliated purchaser of the issuer’s equity securities for the six months ended June 30, 2017.

Item 6.  Exhibits

(a)  Exhibits:

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	Exhibit	Filing Date
2.1	Purchase Agreement by and between Whitney Bank and First NBC Bank		8-K	1.1	1/1/2017
3.1	Composite Articles of the Company		10-K	3.1	2/24/2017
3.2	Amended and Restated Bylaws		10-K	3.2	2/24/2017
10.1	First Amendment to Credit Agreement and Waiver		10-Q	10.4	5/9/2016
10.2	Form of Performance Stock Award Agreement (TSR) (approved in 2017)		10-Q	10.2	5/5/2017
10.3	Form of Performance Stock Award Agreement (EPS) (approved in 2017)		10-Q	10.3	5/5/2017
10.4	Purchase and Assumption Agreement with the FDIC		8-K	99.1	4/28/2017
10.5	401(k) Plan Amendments		8-K	10.1	6/28/2017
10.6	Pension Plan Amendment		8-K	10.2	6/28/2017
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	XBRL Interactive Data	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hancock Holding Company

By:	/s/ John M. Hairston
John M. Hairston
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Michael M. Achary
Michael M. Achary
Chief Financial Officer
(Principal Financial Officer)

Date:	August 4, 2017