Form 10-Q
period 2017-09-30
HANCOCK HOLDING CO
filed 2017-11-08
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10-Q

___________________________________________________________

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

85,180,800 common shares were outstanding as of November 3, 2017.

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

TDR – troubled debt restructuring (as defined in ASC 310-40)

TSR – total shareholder return

U.S. Treasury – The United States Department of the Treasury

Whitney Bank – wholly-owned subsidiary of Hancock Holding Company, through which Hancock conducts its banking operations

Part I. Financial Information

Item 1. Financial Statements

Hancock Holding Company and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except per share data)	2017	2016
ASSETS
Cash and due from banks	$333,775	$372,689
Interest-bearing bank deposits	105,428	77,235
Federal funds sold	6,297	942
Securities available for sale, at fair value (amortized cost of $2,879,343 and $2,562,000)	2,855,278	2,516,908
Securities held to maturity (fair value of $2,768,148 and $2,470,117)	2,769,274	2,500,220
Loans held for sale	23,236	34,064
Loans	18,786,285	16,752,151
Less: allowance for loan losses	(223,122)	(229,418)
Loans, net	18,563,163	16,522,733
Property and equipment, net of accumulated depreciation of $226,410 and $231,127	365,145	361,612
Prepaid expenses	25,084	18,038
Other real estate, net	21,154	18,884
Accrued interest receivable	78,011	65,887
Goodwill	739,403	621,193
Other intangible assets, net	96,525	87,757
Life insurance contracts	539,232	480,406
FDIC loss share receivable	—	16,219
Deferred tax asset, net	83,615	104,435
Other assets	212,135	176,080
Total assets	$26,816,755	$23,975,302
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
Deposits
Noninterest-bearing	$7,896,384	$7,658,203
Interest-bearing	13,637,475	11,766,063
Total deposits	21,533,859	19,424,266
Short-term borrowings	1,737,151	1,225,406
Long-term debt	331,179	436,280
Accrued interest payable	9,014	9,574
Other liabilities	342,277	160,008
Total liabilities	23,953,480	21,255,534
Stockholders' equity
Common stock	291,358	291,358
Capital surplus	1,721,477	1,698,253
Retained earnings	948,591	850,689
Accumulated other comprehensive loss, net	(98,151)	(120,532)
Total stockholders' equity	2,863,275	2,719,768
Total liabilities and stockholders' equity	$26,816,755	$23,975,302
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	87,495	87,495
Common shares outstanding	84,767	84,235

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Interest income:
Loans, including fees	$199,702	$155,761	$566,663	$466,591
Loans held for sale	216	323	669	731
Securities-taxable	26,616	21,782	74,385	68,788
Securities-tax exempt	5,608	3,780	16,643	8,593
Short-term investments	574	507	3,048	1,597
Total interest income	232,716	182,153	661,408	546,300
Interest expense:
Deposits	21,789	12,590	52,972	36,926
Short-term borrowings	4,425	1,040	11,598	2,942
Long-term debt	3,645	5,010	12,573	15,114
Total interest expense	29,859	18,640	77,143	54,982
Net interest income	202,857	163,513	584,265	491,318
Provision for loan losses	13,040	18,972	43,982	96,204
Net interest income after provision for loan losses	189,817	144,541	540,283	395,114
Noninterest income:
Service charges on deposit accounts	21,444	18,716	60,711	55,493
Trust fees	10,742	11,512	33,459	34,825
Bank card and ATM fees	13,390	11,808	39,545	35,110
Investment and annuity fees	5,570	4,289	15,440	14,265
Secondary mortgage market operations	4,157	4,917	11,965	12,005
Insurance commissions and fees	660	1,088	2,499	3,635
Amortization of FDIC loss share receivable	—	(1,539)	(2,427)	(4,678)
Other income	11,152	11,866	36,901	32,768
Securities transactions	—	351	—	1,465
Total noninterest income	67,115	63,008	198,093	184,888
Noninterest expense:
Compensation expense	82,242	70,290	237,486	213,524
Employee benefits	12,499	12,873	44,019	42,591
Personnel expense	94,741	83,163	281,505	256,115
Net occupancy expense	12,448	10,068	36,285	30,818
Equipment expense	3,779	3,349	11,457	10,203
Data processing expense	16,798	14,590	48,993	43,167
Professional services expense	10,062	6,584	31,691	21,917
Amortization of intangibles	6,070	4,886	16,532	15,015
Telecommunications and postage	3,876	3,284	11,081	9,917
Deposit insurance and regulatory fees	7,883	5,969	21,356	17,415
Other real estate (income) expense, net	199	(5,214)	(2,329)	(4,096)
Other expense	21,760	22,379	68,057	55,561
Total noninterest expense	177,616	149,058	524,628	456,032
Income before income taxes	79,316	58,491	213,748	123,970
Income taxes	20,414	11,772	53,565	26,505
Net income	$58,902	$46,719	$160,183	$97,465
Earnings per common share-basic	$0.68	$0.59	$1.85	$1.23
Earnings per common share-diluted	$0.68	$0.59	$1.85	$1.23
Dividends paid per share	$0.24	$0.24	$0.72	$0.72
Weighted average shares outstanding-basic	84,749	77,550	84,577	77,525
Weighted average shares outstanding-diluted	84,980	77,677	84,818	77,653

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Net income	$58,902	$46,719	$160,183	$97,465
Other comprehensive income:
Net change in unrealized gain/loss on securities available for sale and hedges	5,949	(5,604)	19,794	39,997
Reclassification of net losses realized and included in earnings	1,374	1,158	4,479	2,960
Valuation adjustment for pension plan amendment	—	—	17,315	—
Other valuation adjustments for employee benefit plans	1,597	(6,347)	(9,185)	(6,347)
Amortization of unrealized net loss on securities transferred to held to maturity	977	1,108	2,726	2,736
Other comprehensive income/loss before income taxes	9,897	(9,685)	35,129	39,346
Income tax expense (benefit)	3,609	(3,537)	12,748	14,440
Other comprehensive income/loss net of income taxes	6,288	(6,148)	22,381	24,906
Comprehensive income	$65,190	$40,571	$182,564	$122,371

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
					Other
					Comprehensive
	Common Stock		Capital	Retained	Income (Loss),
(in thousands, except per share data)	Shares Issued	Amount	Surplus	Earnings	net	Total
Balance, December 31, 2015	87,491	$291,346	$1,424,448	$777,944	$(80,595)	$2,413,143
Net income	—	—	—	97,465	—	97,465
Other comprehensive income	—	—	—	—	24,906	24,906
Comprehensive income	—	—	—	97,465	24,906	122,371
Cash dividends declared ($0.72 per common share)	—	—	—	(57,349)	—	(57,349)
Common stock activity, long-term incentive plan	2	6	10,135	—	—	10,141
Issuance of stock from dividend reinvestment	—	—	821	—	—	821
Balance, September 30, 2016	87,493	$291,352	$1,435,404	$818,060	$(55,689)	$2,489,127

Balance, December 31, 2016	87,495	$291,358	$1,698,253	$850,689	$(120,532)	$2,719,768
Net income	—	—	—	160,183	—	160,183
Other comprehensive income	—	—	—	—	22,381	22,381
Comprehensive income	—	—	—	160,183	22,381	182,564
Cash dividends declared ($0.72 per common share)	—	—	—	(62,400)	—	(62,400)
Common stock activity, long-term incentive plan	—	—	20,910	119	—	21,029
Issuance of stock from dividend reinvestment and stock purchase plan	—	—	2,314	—	—	2,314
Balance, September 30, 2017	87,495	$291,358	$1,721,477	$948,591	$(98,151)	$2,863,275

See notes to unaudited consolidated financial statements.

 Hancock Holding Company and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$160,183	$97,465
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,942	21,350
Provision for loan losses	43,982	96,204
Gain on other real estate owned	(1,865)	(5,145)
Deferred tax expense (benefit)	8,072	(14,713)
Increase in cash surrender value of life insurance contracts	(10,855)	(8,807)
(Gain) loss on disposal of other assets	1,662	(6,014)
Net (increase) decrease in loans held for sale	11,583	(21,698)
Net amortization of securities premium/discount	24,119	20,836
Amortization of intangible assets	16,532	15,015
Amortization of FDIC indemnification asset	2,427	4,678
Stock-based compensation expense	12,370	10,555
Increase (decrease) in interest payable and other liabilities	(5,038)	8,946
Net cash receipts from (payments to) FDIC for loss share claims	2,300	(436)
Decrease in FDIC loss share receivable	8,613	3,487
Increase in payable to FDIC for loan servicing	180,882	—
Decrease in other assets	11,446	40,693
Other, net	17,723	6,572
Net cash provided by operating activities	505,078	268,988
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	213,877	141,716
Proceeds from maturities of securities available for sale	249,270	298,810
Purchases of securities available for sale	(578,690)	(720,241)
Proceeds from maturities of securities held to maturity	276,073	307,633
Purchases of securities held to maturity	(554,442)	(371,657)
Net decrease in short-term investments	331,746	436,635
Proceeds from sales of loans	—	166,922
Net increase in loans	(725,228)	(591,696)
Purchase of life insurance contracts	(50,000)	(40,000)
Purchases of property and equipment	(16,086)	(10,817)
Proceeds from sales of property and equipment	389	677
Proceeds from sales of other real estate	15,357	20,709
Net cash paid for FNBC I acquisition	(322,708)	—
Net cash received for FNBC II acquisition	799,509	—
Other, net	(28,976)	(3,651)
Net cash used in investing activities	(389,909)	(364,960)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	181,084	536,581
Net decrease in short-term borrowings	(84,890)	(347,688)
Repayments of long-term debt	(198,690)	(16,796)
Net proceeds from issuance of long-term debt	124	6,796
Dividends paid	(62,400)	(57,349)
Taxes paid related to net share settlement of equity awards	(3,235)	(444)
Proceeds from exercise of stock options	11,610	49
Proceeds from dividend reinvestment and stock purchase plan	2,314	821
Net cash provided by (used in) financing activities	(154,083)	121,970
NET (DECREASE) INCREASE IN CASH AND DUE FROM BANKS	(38,914)	25,998
CASH AND DUE FROM BANKS, BEGINNING	372,689	303,874
CASH AND DUE FROM BANKS, ENDING	$333,775	$329,872
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$4,770	$12,012

See notes to unaudited consolidated financial statements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The consolidated financial statements include the accounts of Hancock Holding Company and all other entities in which it has a controlling interest (the “Company”). The financial statements include all adjustments that are, in the opinion of management, necessary to fairly state the Company’s financial condition, results of operations, changes in stockholders’ equity and cash flows for the interim periods presented.  The Company has also evaluated all subsequent events for potential recognition and disclosure through the date of the filing of this Quarterly Report on Form 10-Q.  Some financial information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.  Financial information reported in these financial statements is not necessarily indicative of the Company’s financial condition, results of operations, or cash flows for any other interim or annual period.

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

Use of Estimates

The accounting principles the Company follows and the methods for applying these principles conform to GAAP and general practices followed by the banking industry.   These accounting principles require management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and the accompanying notes.  Actual results could differ from those estimates.

Critical Accounting Policies and Estimates

There were no material changes or developments during the reporting period with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2016.   Refer to Note 14 – Recent Accounting Pronouncements for a discussion of accounting standards adopted in 2017.

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

On April 28, 2017, the Louisiana Office of Financial Institutions (“OFI”) closed FNBC and appointed the FDIC as receiver.  Whitney entered into a purchase and assumption agreement with the FDIC,  referred to as the FNBC II transaction. Pursuant to the agreement, Whitney acquired selected assets and liabilities of the former FNBC, including substantially all of the transaction and savings deposits, and continued to operate its 29 branch locations (24 in Louisiana and five in Florida).  Whitney also had the option to purchase (or assume the leases for) the branch and non-branch locations, including furniture, fixtures, and equipment subsequent to the date of the transaction. This option was exercised for seven branch locations. Whitney paid a premium of $35 million to the FDIC for the earnings stream acquired and received approximately $800 million in cash ($642 million from the FDIC for the net liabilities assumed and $158 million in branch cash acquired).

The FNBC I and FNBC II transactions were accounted for as business combinations and therefore, assets acquired and liabilities assumed were recorded at estimated fair values on the acquisition dates.

The following table sets forth the preliminary acquisition date fair value of  the assets acquired and liabilities assumed, the consideration paid or received, and the resulting goodwill recorded in each of the FNBC I and FNBC II transactions, and in the aggregate. The Company recorded certain purchase accounting adjustments and a cash settlement with the FDIC during the third quarter of 2017.  The Company expects to finalize acquisition date fair values and the resulting goodwill in the fourth quarter of 2017.

	FNBC I	FNBC II
(in thousands)	March 10, 2017	April 28, 2017	Total
ASSETS
Cash and due from banks	$2,856	$157,932	$160,788
Interest-bearing time deposits with other banks	—	382,622	382,622
Fed funds sold and other short-term investments	—	148	148
Securities	—	213,877	213,877
Total loans	1,211,523	165,577	1,377,100
Property and equipment	11,837	8,988	20,825
Accrued interest receivable	2,969	885	3,854
Identifiable intangible assets	3,900	21,400	25,300
Other assets	63	4,150	4,213
Total identifiable assets	1,233,148	955,579	2,188,727

LIABILITIES
Deposits	398,171	1,530,338	1,928,509
Short-term borrowings	510,749	85,886	596,635
Long-term debt	93,120	—	93,120
Other liabilities	1,607	3,079	4,686
Total liabilities	1,003,647	1,619,303	2,622,950
Net identifiable assets acquired (liabilities assumed)	229,501	(663,724)	(434,223)

Consideration (Paid) Received	(325,564)	641,577	316,013
Goodwill	$96,063	$22,147	$118,210

The loans acquired were recorded at estimated fair value at the acquisition dates with no carryover of the related allowance for loan losses.  Substantially all of the loans acquired were considered to be performing (“purchased credit performing”) based on such factors as past due status and nonaccrual status, and were accounted for under Accounting Standards Codification (“ASC”) 310-20.    The unpaid principal balance of the performing loans acquired totaled $1.4 billion, of which $31.7 million is not expected to be collected.  The difference at the acquisition dates between the fair value and the contractual amounts due (the “fair value discount”) of $41.0 million will be accreted into income over the estimated lives of the loan pools established in the valuation. Loans with an unpaid principal balance of $39.9 million and a fair value of $23.4 million were considered to be purchased credit impaired and were accounted for under ASC 310-30 using the cost recovery method; as such, the related fair value discount of $16.5 million will not be accreted into income.

The Company assumed approximately $604 million of borrowings in the FNBC I transaction, consisting of both short-term and long-term Federal Home Loan Bank (“FHLB”) borrowings.  The short-term borrowings consisted of $460 million in variable rate term notes, of which $200 million mature in 2025 and $260 million mature in 2026.  These notes reprice quarterly and may be repaid at the Company’s option, either in full or in part, on any quarterly repricing date.  Also included in short-term borrowings are $51 million in fixed rate term notes.  The long-term borrowings include $93.1 million in fixed rate term notes, of which $88 million mature in 2018,  $3.2 million mature in 2019, and $1.9 million mature in 2023.  Short-term borrowings assumed in the FNBC II transaction consisted of securities sold under repurchase agreements.    No long-term borrowings were assumed in the FNBC II transaction.

Identifiable intangible assets consist of core deposit intangibles totaling $25.3 million that are being amortized using sum of years’ digits over the asset’s life of eight years for the FNBC I transaction and eleven years for the FNBC II transaction.  Goodwill totaling $118 million represents the excess of the consideration paid over the fair value of the net assets acquired, or the excess of the fair value of the net liabilities assumed over the consideration received. It is comprised of estimated future economic benefits arising from these transactions that cannot not be individually identified or do not qualify for separate recognition. These benefits include increased market share in the Greater New Orleans and Florida Panhandle market areas, expected earnings streams, and operational efficiencies that the Company believes will result from these business combinations.  The tax basis of the goodwill generated from these transactions is expected to be deductible for federal income tax purposes.

Goodwill balance at December 31, 2016	$621,193
Additions:
Initial goodwill recorded in FNBC I transaction	95,568
Measurement period adjustments - FNBC I transaction	495
Initial goodwill recorded in FNBC II transaction	23,009
Measurement period adjustments - FNBC II transaction	(862)
Goodwill balance at September 30, 2017	$739,403

The operating results of the Company for the three and nine months ended September 30, 2017 include the results from the operations acquired in the FNBC transactions since the respective acquisition dates.  Estimating reliable historical financial information is impracticable as only selected components of the businesses, as historically operated, were acquired. A number of post-acquisition events, including the consolidation of certain branch locations and the integration of operations, cash and investments acquired make quantifying discrete earnings contributions of the businesses acquired impracticable.  As such, neither supplemental pro forma financial information of the combined entity, nor revenue and earnings contributed by the businesses acquired since the dates of acquisition are presented.

The Company incurred merger-related costs in connection with the FNBC I and FNBC II transactions.  The following table reflects the merger-related costs for the three and nine months ended September 30, 2017 for both the FNBC I and FNBC II transactions combined.    The Company does not expect to incur any additional merger-related costs related to the FNBC transactions in any subsequent period.

(in thousands)	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Personnel expense	$2,120	$3,662
Net occupancy and equipment expense	500	777
Professional services expense	2,854	9,681
Data processing expense	929	974
Other real estate	-	(1,511)
Advertising expense	358	1,389
Other expense	2,132	4,398
Total merger-related expenses	$8,893	$19,370

3.  Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available for sale and held to maturity follow.

Securities Available for Sale
(in thousands)	September 30, 2017				December 31, 2016
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$75,019	$29	$1,606	$73,442	$56,751	$—	$1,923	$54,828
Municipal obligations	246,805	534	4,661	242,678	253,228	113	11,186	242,155
Residential mortgage-backed securities	1,795,397	9,701	11,672	1,793,426	1,620,191	10,592	19,428	1,611,355
Commercial mortgage-backed securities	584,503	569	16,719	568,353	425,750	—	23,159	402,591
Collateralized mortgage obligations	174,119	114	354	173,879	202,580	490	591	202,479
Corporate debt securities	3,500	—	—	3,500	3,500	—	—	3,500
	$2,879,343	$10,947	$35,012	$2,855,278	$2,562,000	$11,195	$56,287	$2,516,908

Securities Held to Maturity
(in thousands)	September 30, 2017				December 31, 2016
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$50,000	$—	$63	$49,937	$50,000	$—	$44	$49,956
Municipal obligations	725,484	7,677	7,396	725,765	648,093	2,147	20,175	630,065
Residential mortgage-backed securities	760,158	8,896	776	768,278	862,162	4,329	3,068	863,423
Commercial mortgage-backed securities	75,688	—	2,592	73,096	75,739	—	4,038	71,701
Collateralized mortgage obligations	1,157,944	2,476	9,348	1,151,072	864,226	1,420	10,674	854,972
	$2,769,274	$19,049	$20,175	$2,768,148	$2,500,220	$7,896	$37,999	$2,470,117

The following table presents the amortized cost and estimated fair value of debt securities available for sale and held to maturity at September 30, 2017 by contractual maturity.  Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateralized mortgage obligations.

(in thousands)	Amortized	Fair
Debt Securities Available for Sale	Cost	Value
Due in one year or less	$5,392	$5,425
Due after one year through five years	46,852	47,394
Due after five years through ten years	1,097,850	1,082,709
Due after ten years	1,729,249	1,719,750
Total available for sale debt securities	$2,879,343	$2,855,278

	Amortized	Fair
Debt Securities Held to Maturity	Cost	Value
Due in one year or less	$10,081	$10,123
Due after one year through five years	108,164	108,726
Due after five years through ten years	837,353	833,465
Due after ten years	1,813,676	1,815,834
Total held to maturity debt securities	$2,769,274	$2,768,148

The Company held no securities classified as trading at September 30, 2017 or December 31, 2016.

The fair value and gross unrealized losses for securities classified as available for sale with unrealized losses for the periods indicated follow.

Available for Sale
September 30, 2017	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$52,866	1,606	$—	$—	$52,866	$1,606
Municipal obligations	145,441	2,286	66,640	2,375	212,081	4,661
Residential mortgage-backed securities	1,255,266	11,514	5,360	158	1,260,626	11,672
Commercial mortgage-backed securities	465,596	15,366	30,151	1,353	495,747	16,719
Collateralized mortgage obligations	66,149	201	5,565	153	71,714	354
	$1,985,318	$30,973	$107,716	$4,039	$2,093,034	$35,012

Available for Sale
December 31, 2016	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$54,788	$1,923	$—	$—	$54,788	$1,923
Municipal obligations	228,588	11,186	—	—	228,588	11,186
Residential mortgage-backed securities	1,087,644	19,359	3,738	69	1,091,382	19,428
Commercial mortgage-backed securities	402,591	23,159	—	—	402,591	23,159
Collateralized mortgage obligations	83,701	591	—	—	83,701	591
	$1,857,312	$56,218	$3,738	$69	$1,861,050	$56,287

The fair value and gross unrealized losses for securities classified as held to maturity with unrealized losses for the periods indicated follow.

Held to maturity
September 30, 2017	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$49,938	$63	$—	$—	$49,938	$63
Municipal obligations	275,874	2,975	98,976	4,421	374,850	7,396
Residential mortgage-backed securities	254,743	776	—	—	254,743	776
Commercial mortgage-backed securities	73,096	2,592	—	—	73,096	2,592
Collateralized mortgage obligations	559,859	3,852	232,697	5,496	792,556	9,348
	$1,213,510	$10,258	$331,673	$9,917	$1,545,183	$20,175

Held to maturity
December 31, 2016	Losses < 12 months		Losses 12 months or >		Total

		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$49,956	$44	$—	$—	$49,956	$44
Municipal obligations	494,470	19,706	11,750	469	506,220	20,175
Residential mortgage-backed securities	278,369	3,068	—	—	278,369	3,068
Commercial mortgage-backed securities	71,701	4,038	—	—	71,701	4,038
Collateralized mortgage obligations	618,739	7,296	115,375	3,378	734,114	10,674
	$1,513,235	$34,152	$127,125	$3,847	$1,640,360	$37,999

The unrealized losses primarily relate to changes in market rates on fixed rate debt securities since the respective purchase dates.  In all cases, the indicated impairment on these debt securities would be recovered no later than the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market.  None of the unrealized losses relate to the marketability of the securities or the issuers’ abilities to meet contractual obligations.  The Company believes it has adequate liquidity and, therefore, does not plan to and, more likely than not, will not be required to sell these securities before recovery of the indicated impairment.  Accordingly, the unrealized losses on these securities have been determined to be temporary.

Proceeds from the sales of securities were approximately $213.9 million with no gross gain or loss and $141.7 million with a gross gain of $1.5 million and no loss for the nine months ended September 30, 2017 and 2016, respectively.

Securities with carrying values totaling $3.6 billion and $3.8 billion at September 30, 2017 and December 31, 2016, respectively, were pledged as collateral primarily to secure public deposits or securities sold under agreements to repurchase.

4.  Loans and Allowance for Loan Losses

The Company generally makes loans in its market areas of south Mississippi, southern and central Alabama, south Louisiana, the Houston, Texas area and the northern, central and panhandle regions of Florida. Loans, net of unearned income, by portfolio are presented in the table below.

	September 30,	December 31,
(in thousands)	2017	2016
Commercial non-real estate	$8,129,429	$7,613,917
Commercial real estate - owner occupied	2,076,014	1,906,821
Total commercial & industrial	10,205,443	9,520,738
Commercial real estate - income producing	2,511,808	2,013,890
Construction and land development	1,373,048	1,010,879
Residential mortgages	2,596,692	2,146,713
Consumer	2,099,294	2,059,931
Total loans	$18,786,285	$16,752,151

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

Residential Mortgages

Residential mortgages consist of closed-end loans secured by first liens on 1- 4 family residential properties. The portfolio includes both fixed and adjustable rate loans, although most longer term, fixed rate loans originated are sold in the secondary mortgage market.

Consumer

Consumer loans include second lien mortgage home loans, home equity lines of credit and nonresidential consumer purpose loans. Nonresidential consumer loans include both direct and indirect loans.   Direct nonresidential consumer loans are made to finance the purchase of personal property, including automobiles, recreational vehicles and boats, and for other personal purposes (secured and unsecured), and deposit account secured loans. Indirect nonresidential consumer loans include automobile financing provided to the consumer through an agreement with automobile dealerships.  Consumer loans also include a small portfolio of credit card receivables issued on the basis of applications received through referrals from the Bank’s branches, online and other marketing efforts.

Allowance for Loan Losses

The following schedule shows activity in the allowance for loan losses by portfolio class for the nine months ended September 30, 2017 and 2016, as well as the corresponding recorded investment in loans at the end of each period.

		Commercial		Commercial
	Commercial	real estate-	Total	real estate-	Construction
	non-real	owner	commercial &	income	and land	Residential
(in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total
	Nine Months Ended September 30, 2017
Allowance for loan losses:
Beginning balance	$147,052	$11,083	$158,135	$13,509	$6,271	$25,361	$26,142	$229,418
Purchased credit impaired activity:
Charge-offs	—	—	—	—	(77)	(102)	(153)	(332)
Recoveries	5	110	115	—	49	23	72	259
Net provision for loan losses	(27)	(220)	(247)	(54)	(124)	175	(192)	(442)
Decrease in FDIC loss share receivable	(47)	—	(47)	—	—	(2,344)	(135)	(2,526)
Non-purchased credit impaired activity:
Charge-offs	(35,247)	(527)	(35,774)	(160)	(593)	(2,383)	(22,691)	(61,601)
Recoveries	6,437	337	6,774	655	1,001	316	5,176	13,922
Net provision for loan losses	15,922	2,776	18,698	540	54	3,988	21,144	44,424
Ending balance	$134,095	$13,559	$147,654	$14,490	$6,581	$25,034	$29,363	$223,122
Ending balance:
Allowance:
Individually evaluated for impairment	$20,880	$477	$21,357	$1,321	$1	$406	$405	$23,490
Amounts related to purchased credit impaired loans	417	784	1,201	199	254	12,795	863	15,312
Collectively evaluated for impairment	112,798	12,298	125,096	12,970	6,326	11,833	28,095	184,320
Total allowance	$134,095	$13,559	$147,654	$14,490	$6,581	$25,034	$29,363	$223,122
Loans:
Individually evaluated for impairment	$271,024	$6,351	$277,375	$14,295	$480	$8,942	$1,306	$302,397
Purchased credit impaired loans	20,186	13,021	33,207	5,353	6,670	123,244	7,637	176,111
Collectively evaluated for impairment	7,838,219	2,056,642	9,894,861	2,492,160	1,365,898	2,464,506	2,090,351	18,307,777
Total loans	$8,129,429	$2,076,014	$10,205,443	$2,511,808	$1,373,048	$2,596,692	$2,099,294	$18,786,285

		Commercial		Commercial
	Commercial	real estate-	Total	real estate-	Construction
	non-real	owner	commercial &	income	and land	Residential
(in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total
	Nine Months Ended September 30, 2016
Allowance for loan losses:
Beginning balance	$109,428	$9,858	$119,286	$6,041	$5,642	$25,353	$24,857	$181,179
Purchased credit impaired activity:
Charge-offs	—	(28)	(28)	(1)	(18)	(91)	(8)	(146)
Recoveries	76	163	239	2	98	33	112	484
Net provision for loan losses	54	(140)	(86)	(436)	(253)	1,685	(1,633)	(723)
(Decrease) increase in FDIC loss share receivable	(2)	—	(2)	—	—	(3,341)	316	(3,027)
Non-purchased credit impaired activity:
Charge-offs	(27,504)	(1,660)	(29,164)	(191)	(827)	(908)	(17,403)	(48,493)
Recoveries	2,709	287	2,996	673	1,422	497	4,272	9,860
Net provision for loan losses	74,500	2,303	76,803	4,862	(216)	964	14,514	96,927
Ending balance	$159,261	$10,783	$170,044	$10,950	$5,848	$24,192	$25,027	$236,061
Ending balance:
Allowance:
Individually evaluated for impairment	$20,665	$223	$20,888	$57	$6	$94	$85	$21,130
Amounts related to purchased credit impaired loans	574	1,088	1,662	279	484	15,949	1,334	19,708
Collectively evaluated for impairment	138,022	9,472	147,494	10,614	5,358	8,149	23,608	195,223
Total allowance	$159,261	$10,783	$170,044	$10,950	$5,848	$24,192	$25,027	$236,061
Loans:
Individually evaluated for impairment	$235,039	$6,458	$241,497	$7,655	$2,062	$3,864	$1,485	$256,563
Purchased credit impaired loans	11,534	16,417	27,951	8,087	8,436	145,273	12,045	201,792
Collectively evaluated for impairment	6,887,355	1,878,950	8,766,305	1,974,567	936,094	1,888,025	2,047,475	15,612,466
Total loans	$7,133,928	$1,901,825	$9,035,753	$1,990,309	$946,592	$2,037,162	$2,061,005	$16,070,821

Impaired Loans

The following table shows the composition of nonaccrual loans by portfolio class.  Purchased credit impaired loans accounted for in pools with an accretable yield are considered to be performing and are excluded from the table.

	September 30,	December 31,
(in thousands)	2017	2016
Commercial non-real estate	$188,982	$249,037
Commercial real estate - owner occupied	14,305	14,413
Total commercial & industrial	203,287	263,450
Commercial real estate - income producing	14,360	13,954
Construction and land development	3,292	4,550
Residential mortgages	34,674	23,665
Consumer	14,063	12,351
Total loans	$269,676	$317,970

Nonaccrual loans include nonaccruing loans modified in troubled debt restructurings (“TDRs”) of $119.3 million and $81.9 million at September 30, 2017 and December 31, 2016, respectively.  Total TDRs, both accruing and nonaccruing, were $216.0 million as of September 30, 2017 and $121.7 million at December 31, 2016.  All TDRs are individually evaluated for impairment.

The table below details by portfolio class TDRs that were modified during the nine months ended September 30, 2017 and 2016.

	Nine Months Ended
($ in thousands)	September 30, 2017			September 30, 2016
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial non-real estate	50	$135,926	$135,926	17	$57,915	$57,915
Commercial real estate - owner occupied	4	3,734	3,734	—	—	—
Total commercial & industrial	54	139,660	139,660	17	57,915	57,915
Commercial real estate - income producing	5	5,684	5,684	—	—	—
Construction and land development	—	—	—	—	—	—
Residential mortgages	13	2,068	2,068	6	532	532
Consumer	1	40	42	—	—	—
Total loans	73	$147,452	$147,454	23	$58,447	$58,447

The TDRs modified during the nine months ended September 30, 2017 reflected in the table above include $96.1 million of loans with extended amortization terms or other payment concessions, $50.1 million of loans with significant covenant waivers and $1.3 million with other modifications.  The TDRs modified during the nine months ended September 30, 2016 include $43.4 million of loans with extended amortization terms or other payment concessions,  $14.7 million of loans with significant covenant waivers and $0.4 million of other modifications.

No TDRs recorded during the nine months ended September 30, 2017 and 2016 subsequently defaulted within twelve months of modification.

The tables below present loans that are individually evaluated for impairment disaggregated by portfolio class at September 30, 2017 and December 31, 2016.  Loans individually evaluated for impairment include TDRs and loans that are determined to be impaired and have aggregate relationship balances of $1 million or more.

	September 30, 2017
	Recorded investment	Recorded investment	Unpaid
(in thousands)	without an allowance	with an allowance	principal balance	Related allowance
Commercial non-real estate	$92,583	$178,441	$276,879	$20,880
Commercial real estate - owner occupied	3,599	2,752	6,353	477
Total commercial & industrial	96,182	181,193	283,232	21,357
Commercial real estate - income producing	5,160	9,135	14,451	1,321
Construction and land development	464	16	1,445	1
Residential mortgages	6,311	2,630	11,961	406
Consumer	1	1,305	1,308	405
Total loans	$108,118	$194,279	$312,397	$23,490

	December 31, 2016
	Recorded investment	Recorded investment	Unpaid
(in thousands)	without an allowance	with an allowance	principal balance	Related allowance
Commercial non-real estate	$150,650	$120,612	$295,445	$28,187
Commercial real estate - owner occupied	4,261	2,007	6,646	246
Total commercial & industrial	154,911	122,619	302,091	28,433
Commercial real estate - income producing	10,447	4,929	15,708	466
Construction and land development	1,106	832	2,903	38
Residential mortgages	2,877	1,470	4,865	91
Consumer	—	2,154	2,155	267
Total loans	$169,341	$132,004	$327,722	$29,295

The tables below present the average balances and interest income for total impaired loans for the three and nine months ended September 30, 2017 and 2016.  Interest income recognized represents interest on accruing loans modified in a TDR.

	Three Months Ended
	September 30, 2017		September 30, 2016
	Average	Interest	Average	Interest
	recorded	income	recorded	income
(in thousands)	investment	recognized	investment	recognized
Commercial non-real estate	$260,640	$872	$233,913	$155
Commercial real estate - owner occupied	6,916	24	6,374	10
Total commercial & industrial	267,556	896	240,287	165
Commercial real estate - income producing	14,604	35	7,729	24
Construction and land development	663	1	1,655	—
Residential mortgages	6,204	7	2,466	3
Consumer	1,179	4	826	2
Total loans	$290,206	$943	$252,963	$194

	Nine Months Ended
	September 30, 2017		September 30, 2016
	Average	Interest	Average	Interest
	recorded	income	recorded	income
(in thousands)	investment	recognized	investment	recognized
Commercial non-real estate	$251,129	$1,806	$197,382	$1,002
Commercial real estate - owner occupied	5,895	46	6,015	39
Total commercial & industrial	257,024	1,852	203,397	1,041
Commercial real estate - income producing	14,449	112	8,624	67
Construction and land development	1,216	1	7,821	—
Residential mortgages	4,449	12	1,444	7
Consumer	1,644	9	348	4
Total loans	$278,782	$1,986	$221,634	$1,119

Aging Analysis

The tables below present the age analysis of past due loans by portfolio class at September 30, 2017 and December 31, 2016.  Purchased credit impaired loans accounted for in pools with an accretable yield are considered to be current.

							Recorded
			Greater than				investment
	30-59 days	60-89 days	90 days	Total		Total	> 90 days and
September 30, 2017	past due	past due	past due	past due	Current	Loans	still accruing
(in thousands)
Commercial non-real estate	$31,634	$3,880	$104,334	$139,848	$7,989,581	$8,129,429	$24,400
Commercial real estate - owner occupied	18,579	303	8,950	27,832	2,048,182	2,076,014	767
Total commercial & industrial	50,213	4,183	113,284	167,680	10,037,763	10,205,443	25,167
Commercial real estate - income producing	1,540	3,731	5,676	10,947	2,500,861	2,511,808	2,907
Construction and land development	5,018	1,031	2,861	8,910	1,364,138	1,373,048	417
Residential mortgages	39,081	10,575	24,415	74,071	2,522,621	2,596,692	41
Consumer	15,574	7,426	7,710	30,710	2,068,584	2,099,294	318
Total	$111,426	$26,946	$153,946	$292,318	$18,493,967	$18,786,285	$28,850

							Recorded
			Greater than				investment
	30-59 days	60-89 days	90 days	Total		Total	> 90 days and
December 31, 2016	past due	past due	past due	past due	Current	Loans	still accruing
(in thousands)
Commercial non-real estate	$19,722	$1,909	$68,505	$90,136	$7,523,781	$7,613,917	$384
Commercial real estate - owner occupied	3,008	581	6,310	9,899	1,896,922	1,906,821	52
Total commercial & industrial	22,730	2,490	74,815	100,035	9,420,703	9,520,738	436
Commercial real estate - income producing	838	50	5,026	5,914	2,007,976	2,013,890	216
Construction and land development	694	171	5,300	6,165	1,004,714	1,010,879	1,563
Residential mortgages	24,599	8,816	14,369	47,784	2,098,929	2,146,713	1
Consumer	18,621	7,441	9,147	35,209	2,024,722	2,059,931	823
Total	$67,482	$18,968	$108,657	$195,107	$16,557,044	$16,752,151	$3,039

Credit Quality Indicators

The following tables present the credit quality indicators by segments and portfolio class of loans at September 30, 2017 and December 31, 2016.

	September 30, 2017
(in thousands)	Commercial non-real estate	Commercial real estate - owner-occupied	Total commercial & industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$6,941,591	$1,840,553	$8,782,144	$2,327,685	$1,278,648	$12,388,477
Pass-Watch	345,073	83,808	428,881	107,568	73,538	609,987
Special Mention	122,023	41,270	163,293	12,802	7,484	183,579
Substandard	717,436	110,383	827,819	63,744	13,378	904,941
Doubtful	3,306	—	3,306	9	—	3,315
Total	$8,129,429	$2,076,014	$10,205,443	$2,511,808	$1,373,048	$14,090,299

	December 31, 2016
(in thousands)	Commercial non-real estate	Commercial real estate - owner-occupied	Total commercial & industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$6,364,348	$1,719,114	$8,083,462	$1,873,644	$968,505	$10,925,611
Pass-Watch	203,311	47,676	250,987	78,309	22,592	351,888
Special Mention	181,763	40,299	222,062	22,492	4,142	248,696
Substandard	846,793	99,732	946,525	39,434	15,640	1,001,599
Doubtful	17,702	—	17,702	11	—	17,713
Total	$7,613,917	$1,906,821	$9,520,738	$2,013,890	$1,010,879	$12,545,507

	September 30, 2017			December 31, 2016
(in thousands)	Residential mortgage	Consumer	Total	Residential mortgage	Consumer	Total
Performing	$2,561,977	$2,084,913	$4,646,890	$2,123,048	$2,046,757	$4,169,805
Nonperforming	34,715	14,381	49,096	23,665	13,174	36,839
Total	$2,596,692	$2,099,294	$4,695,986	$2,146,713	$2,059,931	$4,206,644

Below are the definitions of the Company’s internally assigned grades:

Commercial:

•	Pass – loans properly approved, documented, collateralized, and performing which do not reflect an abnormal credit risk.
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

Purchased Credit Impaired Loans

Changes in the carrying amount of purchased credit impaired loans and related accretable yield are presented in the following table for the nine months ended September 30, 2017 and the year ended December 31, 2016.

	September 30, 2017		December 31, 2016
	Carrying		Carrying
	Amount	Accretable	Amount	Accretable
(in thousands)	of Loans	Yield	of Loans	Yield
Balance at beginning of period	$190,915	$113,686	$225,838	$129,488
Addition of cost recovery loans	23,431	—	—	—
Payments received, net	(51,040)	(6,651)	(55,194)	(11,024)
Accretion	12,805	(12,805)	20,271	(20,271)
Increase in expected cash flows based on actual cash flows and changes in cash flow assumptions	—	4,149	—	5,358
Net transfers from nonaccretable difference to accretable yield	—	8,095	—	10,135
Balance at end of period	$176,111	$106,474	$190,915	$113,686

Loans Acquired in an FDIC-Assisted Transaction and the Related FDIC Loss Share Receivable

Loans purchased in the 2009 acquisition of Peoples First Community Bank were covered by two loss share agreements between the FDIC and the Company.  In the third quarter of 2017, the Company terminated the agreements with the FDIC on the remaining covered loan balances totaling $154 million at June 30, 2017.  The indemnification asset was written down to the final settlement amount of $3.2 million in the second quarter of 2017. The final cash settlement was received from the FDIC in July 2017.

The following schedule shows activity in the FDIC loss share receivable for the nine months ended September 30, 2017 and 2016.

	September 30,	September 30,
(in thousands)	2017	2016
Beginning Balance	$16,219	$29,868
Amortization	(2,427)	(4,678)
Charge-offs, write-downs and other recoveries	(2,442)	(5,569)
External expenses qualifying under loss share agreements	79	1,000
Adjustment due to changes in cash flow projections	(2,526)	(3,027)
Net payments to FDIC	934	436
Write-down for termination of loss share agreements	(6,603)	—
Cash received from FDIC for final settlement of agreements	(3,234)	—
Ending balance	$—	$18,030

Residential Mortgage Loans in Process of Foreclosure

Included in loans are $8.0 million and $10.1 million of consumer loans secured by single family residential real estate that are in process of foreclosure as of September 30, 2017 and December 31, 2016, respectively.   Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction.  In addition to the single family residential real estate loans in process of forecislosure, the Company also held $2.5 million and $3.1 million of foreclosed single family residential properties in other real estate owned as of September 30, 2017 and December 31, 2016, respectively.

5.  Securities Sold under Agreements to Repurchase

Included in short-term borrowings are customer securities sold under agreements to repurchase (“repurchase agreements”) that mature daily and are secured by U.S. agency securities totaling $512.0 million and $358.1 million at September 30, 2017 and December 31, 2016, respectively.  The Company borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury management services offered to its deposit customers. As the Company maintains effective control over assets sold under agreements to repurchase, the securities continue to be carried on the consolidated statements of financial condition. Because the Company acts as borrower transferring assets to the counterparty, and the agreements mature daily, the Company’s risk is limited.

6.  Derivatives

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage risks related to differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments, currently related to select pools of variable rate loans and fixed rate brokered deposits.  The Bank also enters into interest rate derivative agreements as a service to certain qualifying customers.  The Bank manages a matched book with respect to these customer derivatives in order to minimize its net risk exposure resulting from such agreements.  The Bank also enters into risk participation agreements under which it may either sell or buy credit risk associated with a customer’s performance under certain interest rate derivative contracts related to loans in which participation interests have been sold to or purchased from other banks.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional or contractual amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2017 and December 31, 2016.  Effective January 3, 2017, the Company’s central clearing counterparty amended its rulebook to legally characterize variation margin accounts as settlements, rather than being reflected separately as collateral.  As a result of that change, the Company began prospectively reflecting derivative assets and liabilities net of the central clearing counterparty derivative margin account.

		September 30, 2017			December 31, 2016
			Derivative (1)			Derivative (1)
(in thousands)	Type of Hedge	Notional or Contractual Amount	Assets	Liabilities	Notional or Contractual Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	Cash Flow	$875,000	$—	$7,924	$1,100,000	$—	$7,787
Interest rate swaps	Fair Value	363,000	—	823	—	—	—
		$1,238,000	$—	$8,747	$1,100,000	$—	$7,787
Derivatives not designated as hedging instruments:
Interest rate swaps (2)	N/A	$1,172,752	$16,855	$17,420	$979,391	$18,405	$18,362
Risk participation agreements	N/A	109,556	34	108	84,732	50	105
Forward commitments to sell residential mortgage loans	N/A	93,809	91	669	75,676	900	221
Interest rate-lock commitments on residential mortgage loans	N/A	71,786	534	71	46,840	189	228
Foreign exchange forward contracts	N/A	55,081	2,465	2,423	56,152	771	729
		1,502,984	19,979	20,691	1,242,791	20,315	19,645
Total derivatives		$2,740,984	$19,979	$29,438	$2,342,791	$20,315	$27,432
Less: netting adjustment (3)			(2,780)	(16,747)		—	—
Total derivative assets/liabilities			$17,199	$12,691		$20,315	$27,432
(1)	Derivative assets and liabilities are reported at fair value in other assets or other liabilities, respectively, in the consolidated balance sheets.

(2)	The notional amount represents both the customer accommodation agreements and offsetting agreements with unrelated financial institutions.

(3)

Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty.  See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans.   For each agreement, the Company receives interest at a fixed rate and pays at a variable rate.  The notional amounts of the swap agreements at September 30, 2017 expire as follows:  $250 million in 2019;  $200 million in 2020; and $425 million in 2022.

During the terms of the swap agreements, the effective portion of changes in the fair value of the derivative instruments are recorded in Accumulated Other Comprehensive Income (“AOCI”) and subsequently reclassified into earnings in the periods that the hedged forecasted variable rate interest payments affect earnings.  The impact on AOCI is reflected in Note 7- Shareholders’ Equity.  There was virtually no ineffective portion of the change in fair value of the derivatives recognized directly in earnings during the three or nine months ended September 30, 2017 and 2016.

Fair Value Hedges of Interest Rate Risk

During 2017, the Company entered into interest rate swap agreements that modify the Company’s exposure to interest rate risk by effectively converting a portion of the Company’s brokered certificates of deposit from fixed rates to variable rates. The maturities and call features of these interest rate swaps match the features of the hedged deposits.  As interest rates fall, the decline in the value of the certificates of deposit is offset by the increase in the value of the interest rate swaps.  Conversely, as interest rates rise, the value of the underlying hedged deposits increases, but the value of the interest rate swaps decreases, resulting in no impact on earnings.  Interest expense is adjusted by the difference between the fixed and floating rates for the period the swaps are in effect.  Hedge ineffectiveness on these transactions results in an increase or decrease in noninterest income.

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

Customer foreign exchange forward contract derivatives

The Bank enters into foreign exchange forward derivative agreements, primarily forward foreign currency contracts, with commercial banking customers to facilitate their risk management strategies.  The Bank manages its risk exposure from such transactions by entering into offsetting agreements with unrelated financial institutions.  Because the foreign exchange forward contract derivatives associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

Effect of Derivative Instruments on the Income Statement

Derivative instrument income consisting primarily of customer interest rate swap fees, net of fair value adjustments, is reflected in the income statement in other noninterest income, totaling $1.3 million and $4.4 million for the three and nine months ended September 30, 2017, respectively, and $1.3 million and $1.7 million for the three and nine months ended September 30, 2016, respectively.  The impact to interest income from cash flow hedges was ($0.1) million and ($0.2) million for the three and nine months ended September 30, 2017, respectively and $0.7 million and $1.7 million for the three and nine months ended September 30, 2016, respectively.  For the three and nine months ended September 30, 2017, the fair value hedges entered into during the period reduced interest expense on deposits by $0.2 million and $0.6 million, respectively, and had minimal impact on noninterest income due to ineffectiveness.

Credit Risk-Related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as a downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution.  These derivative agreements also contain provisions regarding the posting of collateral by each party.  As of September 30, 2017,  the aggregate fair value of derivative instruments with credit risk-related contingent features that were in a net liability position was $16.6 million.

Offsetting Assets and Liabilities

The Bank’s derivative instruments with certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero.  Agreements with certain bilateral counterparties require both parties to maintain collateral in the event that the fair values of derivative instruments exceed established exposure thresholds.  For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses.  As noted above, effective January 3, 2017, the Company began to reflect its derivative assets and liabilities net of the central clearing party variation margin account in the Statement of Income.  Offsetting information in regards to all derivative assets and liabilities, including accrued interest, subject to these master netting agreements at September 30, 2017 and December 31, 2016 is presented in the following tables.

(in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Income
Description	Gross Amounts Recognized	Offset in the Statement of Income	Presented in the Statement of Income	Financial Instruments	Cash Collateral	Net Amount
As of September 30, 2017
Derivative Assets	$5,271	$(3,942)	$1,329	$1,329	$—	$—

Derivative Liabilities	$21,889	$(16,322)	$5,567	$1,329	$7,318	$(3,080)

(in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Income
Description	Gross Amounts Recognized	Offset in the Statement of Income	Presented in the Statement of Income	Financial Instruments	Cash Collateral	Net Amount
As of December 31, 2016
Derivative Assets	$4,788	$—	$4,788	$4,788	$—	$—

Derivative Liabilities	$26,846	$—	$26,846	$4,788	$19,095	$2,963

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

Common Shares Outstanding

Common shares outstanding excludes treasury shares of 1.0  million and 1.3 million at September 30, 2017 and December 31, 2016, respectively, with a first-in-first-out cost basis of $17.6 million and $24.1  million at September 30, 2017 and December 31, 2016, respectively.  Shares outstanding also excludes unvested restricted share awards of 1.7  million and 2.0 million at September 30, 2017 and December 31, 2016, respectively.

Accumulated Other Comprehensive Income (Loss)

The components of AOCI and changes in those components are presented in the following table.

	Available	HTM Securities
	for Sale	Transferred	Employee	Cash
(in thousands)	Securities	from AFS	Benefit Plans	Flow Hedges	Total
Balance, December 31, 2015	$4,268	$(16,795)	$(67,890)	$(178)	$(80,595)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain	38,835	—	—	1,162	39,997
Reclassification of net (gain) loss realized and included in earnings	(1,435)	—	4,395	—	2,960
Valuation adjustment for employee benefit plans	—	—	(6,347)	—	(6,347)
Amortization of unrealized net loss on securities transferred to HTM	—	2,736	—	—	2,736
Income tax expense (benefit)	13,701	1,029	(714)	424	14,440
Balance, September 30, 2016	$27,967	$(15,088)	$(69,128)	$560	$(55,689)
Balance, December 31, 2016	$(28,679)	$(14,392)	$(72,501)	$(4,960)	$(120,532)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	21,026	—	—	(1,232)	19,794
Reclassification of net losses realized and included in earnings	—	—	4,144	335	4,479
Valuation adjustment for pension plan amendment (a)	—	—	17,315	—	17,315
Other valuation adjustments for employee benefit plan	—	—	(9,185)	—	(9,185)
Amortization of unrealized net loss on securities transferred to HTM	—	2,726	—	—	2,726
Income tax expense (benefit)	7,649	1,012	4,416	(329)	12,748
Balance, September 30, 2017	$(15,302)	$(12,678)	$(64,643)	$(5,528)	$(98,151)

(a)	For further discussion of the pension plan amendment, see Note 11 – Retirement Plans.

AOCI is reported as a component of stockholders’ equity.  AOCI can include, among other items, unrealized holding gains and losses on securities available for sale (“AFS”), gains and losses associated with pension or other post-retirement benefits that are not recognized immediately as a component of net periodic benefit cost, and gains and losses on derivative instruments that are designated as, and qualify as, cash flow hedges.  Net unrealized gains/losses on AFS securities reclassified as securities held to maturity (“HTM”) also continue to be reported as a component of AOCI and will be amortized over the estimated remaining life of the securities as an adjustment to interest income.  Subject to certain thresholds, unrealized losses on employee benefit plans will be reclassified into income as pension and post-retirement costs are recognized over the remaining service period of plan participants.  Accumulated gains/losses on the cash flow hedge of the variable rate loans described in Note 6 will be reclassified into income over the life of the hedge.  Gains (losses) in AOCI are net of deferred income taxes.

The following table shows the line items of the consolidated statements of income affected by amounts reclassified from AOCI.

	Nine Months Ended
Amount reclassified from AOCI (a)	September 30,		Affected line item on
(in thousands)	2017	2016	the statement of income
Gain on sale of AFS securities	$—	$1,435	Securities transactions
Tax effect	—	(502)	Income taxes
Net of tax	—	933	Net income
Amortization of unrealized net loss on securities transferred to HTM	(2,726)	(2,736)	Interest income
Tax effect	1,012	1,029	Income taxes
Net of tax	(1,714)	(1,707)	Net income
Amortization of defined benefit pension and post-retirement items	(4,144)	(4,395)	Employee benefits expense (b)
Tax effect	1,491	1,538	Income taxes
Net of tax	(2,653)	(2,857)	Net income
Amortization of loss on terminated cash flow hedges	(335)	—	Interest income
Tax effect	123	—	Income taxes
Net of tax	(212)	—	Net income
Total reclassifications, net of tax	$(4,579)	$(3,631)	Net income
(a)	Amounts in parenthesis indicate reduction in net income.

(b)

These AOCI components are included in the computation of net periodic pension and post-retirement cost that is reported with employee benefits expense (see Note 11 – Retirement Plans for additional details).

8.  Other Noninterest Income

Components of other noninterest income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Income from bank-owned life insurance	$3,097	$4,097	$8,632	$11,148
Credit related fees	2,521	2,685	8,297	7,309
Derivative income	1,339	1,347	4,484	1,741
Net gain on sale of assets	400	991	4,465	4,557
Safety deposit box income	424	424	1,264	1,315
Other miscellaneous	3,371	2,322	9,759	6,698
Total other noninterest income	$11,152	$11,866	$36,901	$32,768

9.  Other Noninterest Expense

Components of other noninterest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Advertising	$3,910	$2,859	$11,971	$7,909
Ad valorem and franchise taxes	3,387	2,268	9,942	6,911
Printing and supplies	1,421	1,134	3,929	3,310
Insurance expense	671	803	2,295	2,467
Travel expense	1,226	1,022	3,635	3,050
Entertainment and contributions	2,322	1,686	6,087	5,319
Tax credit investment amortization	1,212	861	3,637	4,437
Loss share termination	—	—	6,603	—
Other miscellaneous	7,611	11,746	19,958	22,158
Total other noninterest expense	$21,760	$22,379	$68,057	$55,561

10.  Earnings Per Share

The Company calculates earnings per share using the two-class method.  The two-class method allocates net income to each class of common stock and participating security according to common dividends declared and participation rights in undistributed earnings.  Participating securities consist of unvested stock based payment awards that contain nonforfeitable rights to dividends or dividend equivalents.

A summary of the information used in the computation of earnings per common share follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Numerator:
Net income to common shareholders	$58,902	$46,719	$160,183	$97,465
Net income allocated to participating securities - basic and diluted	1,244	1,101	3,566	2,334
Net income allocated to common shareholders - basic and diluted	$57,658	$45,618	$156,617	$95,131
Denominator:
Weighted-average common shares - basic	$84,749	$77,550	$84,577	$77,525
Dilutive potential common shares	231	127	241	128
Weighted-average common shares - diluted	$84,980	$77,677	$84,818	$77,653
Earnings per common share:
Basic	$0.68	$0.59	$1.85	$1.23
Diluted	$0.68	$0.59	$1.85	$1.23

Potential common shares consist of employee and director stock options.  These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be anti-dilutive, i.e., increase earnings per share or reduce a loss per share.  Weighted average anti-dilutive potential common shares totaled 1,380 and 11,057, respectively, for the three and nine months ended September 30, 2017.  Weighted-average anti-dilutive potential common shares totaled 317,893 and 578,863, respectively, for the three and nine months ended September 30, 2016.

11.  Retirement Plans

During the second quarter of 2017, the Company amended both the Hancock Holding Company Pension Plan and Trust Agreement (“Pension Plan”), a qualified defined benefit plan, and the Hancock Holding Company 401(k) Savings Plan and Trust Agreement (“401(k) Plan”), a defined contribution plan.  The Pension Plan was amended to exclude any individual hired or rehired by the Company after June 30, 2017 from eligibility to participate. The Pension Plan amendment further provides that the accrued benefits of each participant in the Pension Plan whose combined age plus years of service as of January 1, 2018 totals less than 55 will be frozen as of January 1, 2018 and will not thereafter increase.  As a result of the plan amendments, pension assets and the benefit obligations were re-measured as of June 30, 2017. The impact of the amendment to the benefit obligation was a reduction of $17.3 million. As of June 30, 2017, pension assets totaled $537.6 million and the benefit obligation totaled $476.9 million.

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

The following tables show the components of net periodic benefits cost included in expense for the plans for the periods indicated.

			Other Post-
(in thousands)	Pension Benefits		retirement Benefits
Three months Ended September 30, 2017	2017	2016	2017	2016
Service cost	$3,769	$3,611	$17	$45
Interest cost	4,056	4,022	155	204
Expected return on plan assets	(9,652)	(8,554)	—	—
Amortization of net loss and prior service costs	1,167	1,426	(128)	53
Net periodic benefit cost (reduction of cost)	$(660)	$505	$44	$302

Nine months ended September 30, 2017
Service cost	$11,612	$10,487	$112	$119
Interest cost	12,470	13,033	514	613
Expected return on plan assets	(27,978)	(25,999)	—	—
Amortization of net loss and prior service costs	4,368	4,320	(224)	75
Net periodic benefit cost	$472	$1,841	$402	$807

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

A summary of option activity for the nine months ended September 30, 2017 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
Options	Shares	Price	(Years)	Value ($000)
Outstanding at January 1, 2017	456,258	$35.91	—	$3,734
Exercised/Released	(335,758)	34.58	—	4,111
Cancelled/Forfeited	(538)	32.09	—	6
Expired	(16,675)	68.18	—	—
Outstanding at September 30, 2017	103,287	$35.06	2.92	$1,383
Exercisable at September 30, 2017	103,287	$35.06	2.92	$1,383

The total intrinsic value of options exercised for the nine months ended September 30, 2017 was $4.1 million.  There was minimal intrinsic value of options exercised for the nine months ended September 30, 2016.

The restricted and performance shares in the table below are subject to service requirements. A summary of the status of the Company’s nonvested restricted and performance shares as of September 30, 2017 and changes during the nine months ended September 30, 2017, is presented in the following table.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2017	2,152,119	$32.15
Granted	63,127	42.16
Vested	(209,440)	30.23
Forfeited	(54,493)	32.36
Nonvested at September 30, 2017	1,951,313	$32.67

As of September 30, 2017,  there was $40.1 million of total unrecognized compensation expense related to nonvested restricted and performance shares expected to vest.  This compensation is expected to be recognized in expense over a weighted average period of 3 years.  The total fair value of shares which vested during the nine months ended September 30, 2017 and 2016 was $10.1 million and $2.2 million, respectively.

During the nine months ended September 30, 2017,  the Company granted 23,489 performance shares subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $42.92 per share and 23,489 performance shares subject to a core earnings per share performance metric with a grant date fair value of $38.26 per share to key members of executive management. The number of performance shares subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 44 regional banks. The fair value of the performance shares subject to TSR at the grant date was determined using a Monte Carlo simulation method.  The number of performance shares subject to core earnings per share that ultimately vest will be based on the Company’s attainment of certain core earnings per share goals over the two-year performance period.  The maximum number of performance shares that could vest is 200% of the target award.  Compensation expense for these performance shares is recognized on a straight line basis over the three-year service period.

13.  Fair Value

The Financial Accounting Standards Board (“FASB”) defines fair value as the exchange price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  The FASB’s guidance also establishes a fair value hierarchy that prioritizes the inputs to these valuation techniques used to measure fair value, giving preference to quoted prices in active markets for identical assets or liabilities (“level 1”) and the lowest priority to unobservable inputs such as a reporting entity’s own data (“level 3”).    Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets that are not active, observable inputs other than quoted prices, such as interest rates and yield curves, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis in the consolidated balance sheets.

	September 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$73,442	$—	$73,442
Municipal obligations	—	242,678	—	242,678
Corporate debt securities	—	3,500	—	3,500
Residential mortgage-backed securities	—	1,793,426	—	1,793,426
Commercial mortgage-backed securities	—	568,353	—	568,353
Collateralized mortgage obligations	—	173,879	—	173,879
Total available for sale securities	—	2,855,278	—	2,855,278
Derivative assets (1)	—	17,199	—	17,199
Total recurring fair value measurements - assets	$—	$2,872,477	$—	$2,872,477
Liabilities
Derivative liabilities (1)	$—	$12,691	$—	$12,691
Total recurring fair value measurements - liabilities	$—	$12,691	$—	$12,691

(1)	For further disaggregation of derivative assets and liabilities, see Note 6 - Derivatives.

	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$54,828	$—	$54,828
Municipal obligations	—	242,155	—	242,155
Corporate debt securities	—	3,500	—	3,500
Residential mortgage-backed securities	—	1,611,355	—	1,611,355
Commercial mortgage-backed securities	—	402,591	—	402,591
Collateralized mortgage obligations	—	202,479	—	202,479
Total available for sale securities	—	2,516,908	—	2,516,908
Derivative assets (1)	—	20,315	—	20,315
Total recurring fair value measurements - assets	$—	$2,537,223	$—	$2,537,223
Liabilities
Derivative liabilities (1)	$—	$27,432	$—	$27,432
Total recurring fair value measurements - liabilities	$—	$27,432	$—	$27,432

(1)	For further disaggregation of derivative assets and liabilities, see Note 6 - Derivatives.

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

The Company also has certain derivative instruments associated with the Bank’s mortgage banking activities.  These derivative instruments include interest rate lock commitments on prospective residential mortgage loans and forward commitments to sell these loans to investors on a best efforts delivery basis.  The fair value of these derivative instruments is measured using observable market prices for similar instruments and is classified as a level 2 measurement.

The Company’s policy is to recognize transfers between valuation hierarchy levels as of the end of a reporting period.  There were no transfers between levels during the periods shown.

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

	September 30, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$129,230	$—	$129,230
Other real estate owned	—	—	6,810	6,810
Total nonrecurring fair value measurements	$—	$129,230	$6,810	$136,040

	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$169,888	$—	$169,888
Other real estate owned	—	—	13,968	13,968
Total nonrecurring fair value measurements	$—	$169,888	$13,968	$183,856

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

Cash, Short‑Term Investments and Federal Funds Sold – For these short‑term instruments, the carrying amount is a reasonable estimate of fair value.

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

Deposits – The accounting guidance requires that the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, interest-bearing checking and savings accounts, be assigned fair values equal to amounts payable upon demand (“carrying amounts”).  The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

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

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amount at September 30, 2017 and December 31, 2016.

	September 30, 2017
				Total Fair	Carrying
(in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$445,500	$—	$—	$445,500	$445,500
Available for sale securities	—	2,855,278	—	2,855,278	2,855,278
Held to maturity securities	—	2,768,148	—	2,768,148	2,769,274
Loans, net	—	129,230	18,300,747	18,429,977	18,563,163
Loans held for sale	—	23,236	—	23,236	23,236
Derivative financial instruments	—	17,199	—	17,199	17,199
Financial liabilities:
Deposits	$—	$—	$21,523,649	$21,523,649	$21,533,859
Federal funds purchased	1,150	—	—	1,150	1,150
Securities sold under agreements to repurchase	512,001	—	—	512,001	512,001
FHLB short-term borrowings	1,224,000	—	—	1,224,000	1,224,000
Long-term debt	—	330,909	—	330,909	331,179
Derivative financial instruments	—	12,691	—	12,691	12,691

	December 31, 2016
				Total Fair	Carrying
(in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$450,866	$—	$—	$450,866	$450,866
Available for sale securities	—	2,516,908	—	2,516,908	2,516,908
Held to maturity securities	—	2,470,117	—	2,470,117	2,500,220
Loans, net	—	169,888	16,326,961	16,496,849	16,522,733
Loans held for sale	—	34,064	—	34,064	34,064
Derivative financial instruments	—	20,315	—	20,315	20,315
Financial liabilities:
Deposits	$—	$—	$19,430,939	$19,430,939	$19,424,266
Federal funds purchased	2,275	—	—	2,275	2,275
Securities sold under agreements to repurchase	358,131	—	—	358,131	358,131
FHLB short-term borrowings	865,000	—	—	865,000	865,000
Long-term debt	—	435,747	—	435,747	436,280
Derivative financial instruments	—	27,432	—	27,432	27,432

14.  Recent Accounting Pronouncements

Accounting Standards Adopted in 2017

In March 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-08, “Receivables – Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities,” which amends the amortization period for certain purchased callable debt securities held at a premium.  The amendments require the premium to be amortized to the earliest call date.  The amendments do not, however, require an accounting change for securities held at a discount; instead, the discount continues to be amortized to maturity.  The amendments in this ASU more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities.  These amendments are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2018.  The Company early adopted this amendment in the second quarter of 2017 and, in accordance with the standards, the Company began amortizing the premium for certain purchased callable debt securities to the earliest call date.  The adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” to improve the accounting for employee share-based payments. Several aspects of the accounting for share-based payment award transactions are simplified, including income tax consequences; classification of awards as either equity or liabilities; and classification on the statement of cash flows.  The amendments were effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company adopted the guidance effective January 1, 2017.  In accordance with the standard, the Company elected to account for forfeitures of stock-based compensation as they occur and will reclassify dividends paid on forfeited shares to compensation expense from retained earnings.  Classification of shares forfeited for taxes are reflected in the statement of cash flows as a financing rather than operating activity, with all historical periods restated.  In addition, the Company began recognizing excess tax benefits and tax deficiencies during the period in income (rather than in equity) on a prospective basis.  Adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations; however, the prospective change in treatment of excess tax benefits resulted in a reduction in income tax expense of approximately $0.2 million and $2.0 million for the three and nine months periods ended September 30, 2017, respectively, and could result in volatility of future earnings, depending on changes in the Company’s stock price.

Issued but Not Yet Adopted Accounting Standards

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” with the objective of improving financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The update provides changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted in any interim period after issuance of the update. All transition requirements and elections are to be applied to hedging relationships existing on the date of adoption, and the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption.  The Company is currently assessing all potential impacts of adoption of this update and is considering early adoption effective January 1, 2018.

In May 2017, the FASB issued ASU 2017-09, “Compensation – Stock Compensation (Topic 718):  Scope of Modification Accounting,” which seeks to provide clarity, reduce diversity in practice, and reduce complexity when applying the guidance regarding a change to the terms of conditions of a share-based payment award.  Specifically, an entity is to account for the effects of a modification, unless all of the following are satisfied:  (1) the fair value (or calculated value or intrinsic value, if such an alternative measurement method is used) of the modified award is the same as the fair value (or calculated value or intrinsic value, if such an alternative measurement is used) of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or as a liability instrument is the same as the classification of the original award immediately before the original award is modified.  The amendments are effective for annual periods, and for interim periods within those annual periods, beginning after December 15, 2017.  Early adoption is permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued.  The Company does not expect the adoption of this guidance to have a material impact on its financial condition or results of operations.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715):  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs,” to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost.  The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  The amendments also allow only the service cost component to be eligible for capitalization when applicable.  These amendments are effective for public business entities for annual periods beginning after December

15, 2017, including interim periods within those annual periods.  Disclosures of the nature of and reason for the change in accounting principle are required in the first interim and annual periods of adoption.  The amendments should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. Refer to Note 11 – Retirement Plans – for detail on the components of net periodic pension and post-retirement benefit costs.   Application of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which simplifies the manner in which an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test.  Under the amendments in this ASU, an entity should (1) perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount, and (2) recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, with the understanding that the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit.  Additionally, ASU No. 2017-04 removes the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails such qualitative test, to perform Step 2 of the goodwill impairment test.  This ASU is effective for public business entities that are SEC filers for fiscal years beginning after December 15, 2019, and for interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The ASU should be applied using a prospective method.  Application of this guidance is not expected to have a material impact on the Company’s financial condition or results of operations.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” to address diversity in how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  The amendments provide guidance on eight specific cash flow issues, including debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies (including bank-owned), life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows and application of the predominance principle.  The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years.  Early adoption is permitted, including adoption in an interim period.  The amendments should be applied using a retrospective transition method to each period presented.  Adoption of this guidance will not have a material impact on the Company’s financial condition or results of operations, and the Company does not expect a material impact to the presentation of its Statement of Cash Flows.

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

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” that provides new lease accounting guidance.  Under the guidance, lessees (with the exception of short-term leases) will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Lessor accounting is largely unchanged.  Lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability.  Lessees will no longer be provided with a source of off-balance sheet financing.  Public business entities are required to apply the amendments for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.  The Company is currently assessing this pronouncement and the impact of adoption by reviewing its existing lease contracts and service contracts that may include embedded leases.  The Company expects a gross-up of its Consolidated Balance Sheets as a result of recognizing lease liabilities and right of use assets; the extent of such is under evaluation.  The Company does not expect material changes to its consolidated results of operations.

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

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” affecting any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Most revenue associated with financial instruments, including interest and loan origination fees, is outside the scope of the guidance. Gains and losses on investment securities, derivatives, and sales of financial instruments are also excluded from the scope.  Subsequent to issuance of the revenue recognition guidance, the FASB has issued several updates that deferred by one year the effective date for revenue recognition guidance; clarified its guidance for performing the principal-versus-agent analysis; clarified guidance for identifying performance obligations allowing entities to ignore immaterial promised goods and services in the context of a contract with a customer and other clarifying guidance and technical corrections.  Entities can elect to adopt the guidance either on a full or modified retrospective basis.  Full retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the earliest comparative period presented.  Modified retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the reporting period in which the entity first applies the new guidance.  The standard will be effective for the Company for annual reporting periods beginning after December 15, 2017.  The Company will adopt this guidance on January 1, 2018 and plans to use the modified retrospective approach.  The Company has inventoried its contracts with customers and has evaluated a material portion of those contracts for compliance with the standard. The Company has not yet identified any material changes to the timing of revenue recognition. Based on the analysis performed to date, adoption of this guidance is not expected to have a material impact on its financial condition or results of operations. The Company is continuing to evaluate disaggregation for select categories of revenue in the scope of the guidance. Upon adoption, the Company will provide qualitative disclosures of its performance obligations related to revenue recognition.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended, and are intended to be covered by the safe harbor provided therein. Forward looking statements that we may make include statements regarding balance sheet and revenue growth; the provision for loan losses, loan growth expectations, management’s predictions about charge-offs for loans, including energy related credits, the impact of changes in oil and gas prices on our energy portfolio, and the downstream impact on businesses that support the energy sector, especially in the Gulf Coast region; the impact of the First NBC transactions on our performance and financial condition, including our ability to successfully integrate the business; deposit trends; credit quality trends; net interest margin trends; future expense levels; success of revenue-generating initiatives; the effectiveness of derivative financial instruments and hedging activities to manage risk; projected tax rates; future profitability; improvements in expense to revenue (efficiency) ratio; purchase accounting impacts such as accretion levels; and the financial impact of regulatory requirements. Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “forecast,” “goals,” “targets,” “initiatives,” “focus,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Forward-looking statements are based upon the current beliefs and expectations of management and on information currently available to management. Our statements speak as of the date hereof, and we do not assume any obligation to update these statements or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.

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

OVERVIEW

Non-GAAP Financial Measures

Management’s Discussion and Analysis of Financial Condition and Results of Operations include non-GAAP measures used to describe our performance.  A reconciliation of those measures to GAAP measures are provided within the appropriate sections of this Item. The following is a summary of these non-GAAP measures and an explanation as to why they are deemed useful.

Consistent with Securities and Exchange Commission Industry Guide 3, we present net interest income, net interest margin and efficiency ratios on a fully taxable equivalent (“te”) basis. The te basis adjusts for the tax-favored status of net interest income from certain loans and investments using a federal tax rate of 35% to increase tax-exempt interest income to a taxable-equivalent basis. We believe this measure to be the preferred industry measurement of net interest income, and it enhances comparability of net interest income arising from taxable and tax-exempt sources.

Over the past several quarters we have disclosed our focus on strategic initiatives that were designed to replace declining levels of purchase accounting income with improvement in core income, which we define as income excluding net purchase accounting income. We present core income non-GAAP measures including core net interest income and core net interest margin, core revenue and core pre-tax, pre-provision net revenue.   These measures are provided to assist the reader with a  better understanding of our performance period over period as well to provide investors with assistance in understanding the success management has experienced in executing its strategic initiatives.

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

Acquisitions

On March 10, 2017, we, through our wholly-owned subsidiary, Whitney Bank (“Whitney”), completed a transaction with First NBC Bank (“FNBC”), whereby Whitney acquired approximately $1.2 billion in loans (net of fair value discount or “loan mark”), nine branch locations with $398 million in deposits, and assumed $604 million in FHLB borrowings.  The operational conversion of the branch locations occurred in the second quarter of 2017, along with the simultaneous closure of 10 overlapping branches.  This transaction is referred to as the FNBC I transaction throughout this document.

On April 28, 2017, Whitney entered into a purchase and assumption agreement with the FDIC (“Agreement”), which acted as the receiver for the Louisiana Office of Financial Institutions (OFI) following the OFI’s closure of FNBC.  This transaction is referred to as the FNBC II transaction throughout this document. Pursuant to the Agreement, Whitney acquired selected assets and liabilities of FNBC from the FDIC and continued to operate the 29 former FNBC branch locations until systems conversion, which occurred in July 2017.  In the third quarter of 2017, Whitney exercised its option to acquire seven former FNBC locations and closed and consolidated 25 overlapping branch locations.

Under the Agreement, Whitney received approximately $642 million in cash from the FDIC, and acquired/assumed the following assets and liabilities:

•	Approximately $1.6 billion in deposits and customer repurchase agreements at an average cost of 0.92%
•	Approximately $165 million in performing loans (mainly single-family residential mortgages) with a 4.5% average yield
•	Approximately $214 million in securities and $540 million in cash and other liquid assets
•	Approximately $9 million in property, plant and equipment, comprised primarily of branch locations

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

For additional information on both transactions, see Notes to Unaudited Consolidated Financial Statements – Note 2 – Acquisitions.

Recent Economic and Industry Developments

Current Economic Environment

Most of Hancock’s market area experienced a modest to moderate expansion in economic activity during the third quarter of 2017, according to the Federal Reserve’s Summary of Commentary on Current Economic Conditions (“Beige Book”).  Energy related businesses operating mainly in Hancock’s south Louisiana and Houston, Texas markets continued to expand, but at a slightly slower rate in the third quarter.  Although inventories decreased as a result of Hurricane Harvey, drilling activity has returned to pre-hurricane levels.  Overall growth in oil and gas production continued, but oilfield services firms noted weaker demand growth.  Drilling activity is expected to decline slightly by the end of 2017, and demand for oilfield services is softening outside of the Permian Basin.  However, six-month outlooks for 2018 were optimistic relative to the last reporting period, and uncertainty has moderated.

The commercial real estate market continued to improve in most of our footprint, with growing demand for multi-family construction.  In the Houston market, apartment leasing activity picked up, occupancy rose and rent concessions diminished following Hurricane Harvey.  Commercial construction activity also increased in these sectors.  Continued improvement is expected in the commercial real estate market in 2018.

The residential real estate market has a  varied outlook, with new home starts and closings expected to be behind schedule for the remainder of the year in our Houston market due to Hurricane Harvey.  Residential real estate contracts signaled modest growth and construction activity was slightly up from the year-ago level in the rest of our markets.  Builders expect homes sales to be flat over the next three months, while brokers anticipate slightly higher sales.  Construction activity is expected to match or marginally surpass the current pace over the next three months.

Retail sales activity and consumer spending outlook was positive.  There is an expected increase in building materials in the hurricane impacted areas.  In Houston, there is also increased demand for warehouses from building supply companies. Auto sales surged and are expected to remain elevated from replacement activity due to the hurricanes.    Employment growth was steady,  with challenges continuing in filling construction, information technology, finance, transportation and nursing positions.  Wage growth remained steady, with the exception of wage pressures for highly skilled positions and rising wages in the construction industry.  Due to the impact of Hurricane Harvey, finding and hiring workers may be more difficult over the next six months in the Houston market.

Overall economic reports indicate that loan demand continued to increase, however at a more sluggish pace than during the prior period with growth in commercial real estate loans, but with decreases in demand for residential real estate loans and consumer loans.    While we experienced loan growth across the our markets compared to the prior quarter, with loan volume increases primarily in commercial real estate and mortgage loans, maintaining that level of growth will be challenging with the slow down of demand in our markets.  Overall, the economic outlook remains positive, as most businesses expect activity to increase over the next year.

Highlights of Third Quarter 2017 Financial Results

Net income for the third quarter of 2017 was $58.9 million, or $.68 per diluted common share (EPS), compared to $52.3 million, or $.60 EPS in the second quarter of 2017 and $46.7 million, or $.59 EPS, in the third quarter of 2016. The third quarter of 2017 includes nonoperating expenses of approximately $11.4 million ($.08 per share impact), while the second quarter of 2017 included $10.6 million of nonoperating expenses ($.08 per share). The nonoperating expenses in both quarters were mainly related to the two previously disclosed FNBC transactions. There were no nonoperating expenses in the third quarter of 2016.

Highlights of Our Third Quarter 2017 Results (Compared to Second Quarter 2017):

•	Includes a full quarter impact from the FNBC II transaction (April 28, 2017)
•	Reported earnings increased $6.6 million, or 13%
•	Loans increased $312 million, or 7% linked quarter annualized
•	Allowance for loan losses of $223 million, up $1.3 million, with coverage to total loans of 1.19% down slightly from 1.20%
•

Energy loans declined $97 million and comprise 6.0% of total loans, down from 6.7%; allowance for the energy portfolio totals $79.8 million, or 7.1% of energy loans; energy net charge-offs were $3.6 million in third quarter

•	Core pre-provision net revenue (PPNR) of $111.1 million, up $9.5 million, or 9%
•	Net interest margin (NIM) of 3.44%, up 1 basis point (bp); core NIM up 3 bps to 3.32%
•	Operating expenses totaled $166.2 million, down $6.6 million
•	Efficiency ratio declined to 57.5%
•	Return on average assets (ROA) up 9 bps to 0.88%; excluding nonoperating expense ROA increased 10 bps to 0.99%
•	Tangible common equity (TCE) ratio increased 15 bps to 7.80%

The FNBC I and II transactions continue to positively impact our franchise by expanding our customer base and strengthening the market position in our footprint. As noted in the prior quarter, these transactions also temporarily added cost.  In addition to merger-related costs identified as nonoperating items, second quarter results also included other nonpermanent costs estimated at $7 million, or $0.05 per share, to separately operate the 29 branches FNBC had at the time of its closure. These expenses were eliminated during the third quarter through systems conversions and the consolidation of overlapping branches, resulting in a more normalized expense level for the current quarter.

The active hurricane season brought severe weather to several areas in our footprint, with Harvey impacting Texas and Southwest Louisiana, Irma impacting Florida, and Nate impacting coastal Mississippi and Alabama.  Despite the widespread coverage of our market, the Company experienced minimal impact to facilities and operations and we do not expect any significant change to the credit quality of the loan portfolio as a result of the storms.

The Company recently announced the intent to consolidate the Hancock Bank and Whitney Bank brands during the first half of 2018, subject to regulatory approval.  The Company intends to operate as Hancock Whitney Corporation, with the wholly owned bank subsidiary operating as Hancock Whitney Bank.  The brand consolidation is a natural progression of our business that allows the simplification of certain operations and sets the stage for continued growth across all the markets we serve, while honoring the legacies of the iconic brands of Hancock and Whitney that have existed since 1899 and 1883, respectively.  We expect to incur additional costs for re-branding during the first and second quarters of 2018, including capital expenditures for new signage for our financial centers.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) for the third quarter of 2017 was $211.4 million, a $3.2 million, or 2% increase from the second quarter of 2017. Core net interest income was up $4.2 million.  Net interest income (te) for the third quarter of 2017 increased $41.1 million, or 24%, compared to the third quarter of 2016, while core net interest income was up $38.4 million, or 23%. The linked quarter increase is primarily attributable to a full quarter impact from the June 2017 Federal Reserve rate increase partially offset by an approximately $1.4 million increase, or 2 bps on NIM, of interest reversals on nonaccrual loans.

The reported net interest margin was 3.44% for the third quarter of 2017, up 1 bp from the second quarter of 2017.  The core net interest margin for the third quarter of 2017 was 3.32%, up 3 bps from the second quarter of 2017.  The core loan yield, excluding purchase accounting adjustments, was up 5 bps. Offsetting this improvement was a 4 bp increase in the cost of funds.   The increase in the cost of funds was primarily related to both the Federal Reserve rate hike in June and higher cost deposits acquired in the FNBC II transaction.

Compared to the third quarter of 2016, the net interest margin increased 24 bps and the core margin was up 20 bps.  The major factors in these increases are largely the same as for the comparison to the second quarter of 2017, primarily the impact of the FNBC transactions and the three Federal Reserve interest rate hikes.

Net interest income (te) for the nine months ended September 30, 2017 totaled $609.7 million, a $100.1 million, or 20%, increase from the same period in 2016. Core net interest income was up $95.3 million. Interest earned on loans, excluding purchase accounting accretion, increased $98.8 million as average total loans grew  $2.1 billion, or 13%, due to both organic loan growth and the addition of the portfolios acquired in the FNBC transactions. A $693.7 million, or 15%, increase in average investment securities and a 14 bps increase in the yield resulted in an $18 million increase in interest earned on investment securities.  Higher-yielding municipal securities comprised approximately 18% of the investment securities portfolio.

The reported net interest margin for the nine months ended September 30, 2017 was 3.41%, up 18 bps from the nine months ended September 30, 2016.  Core margin was 3.30%, up 17 bps from the same period in 2016.

The following tables detail the components of our net interest income and net interest margin.

	Three months ended

	September 30, 2017			June 30, 2017			September 30, 2016

(dollars in millions)	Volume	Interest	Rate	Volume	Interest	Rate	Volume	Interest	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$13,945.8	$151.3	4.31%	$13,890.1	$148.4	4.29%	$11,948.1	$114.4	3.81%
Residential mortgage loans	2,549.3	25.1	3.94	2,399.4	22.2	3.71	2,019.8	20.2	4.01
Consumer loans	2,096.1	29.4	5.57	2,080.0	29.3	5.64	2,055.6	26.7	5.18
Loan fees & late charges	—	(0.5)	—	—	(0.2)	—	—	(0.8)	—
Total loans (te) (a) (b)	18,591.2	205.3	4.39	18,369.5	199.7	4.36	16,023.5	160.5	3.99
Loans held for sale	21.7	0.2	3.97	22.4	0.2	4.22	38.7	0.3	3.34
US Treasury and government agency securities	125.6	0.7	2.08	125.9	0.7	2.08	60.1	0.3	1.73
Mortgage-backed securities and collateralized mortgage obligations	4,575.0	25.3	2.21	4,068.4	22.8	2.23	3,965.4	20.6	2.08
Municipals (te) (a)	975.4	9.2	3.80	983.0	9.3	3.81	677.1	6.7	3.95
Other securities	3.8	—	1.94	64.4	0.3	1.91	4.6	—	2.51
Total securities (te) (a) (c)	5,679.8	35.2	2.48	5,241.7	33.1	2.52	4,707.2	27.6	2.34
Total short-term investments	194.7	0.6	1.17	704.5	1.7	0.99	428.0	0.5	0.47
Total earning assets (te) (a)	$24,487.4	$241.3	3.92%	$24,338.1	$234.7	3.87%	$21,197.4	$188.9	3.55%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$8,097.4	$8.4	0.41%	$8,047.4	$8.1	0.40%	$6,732.8	$4.5	0.27%
Time deposits	2,711.6	7.7	1.12	2,575.7	6.5	1.01	2,446.3	5.6	0.91
Public funds	2,764.9	5.7	0.82	2,539.5	3.8	0.59	2,253.6	2.5	0.44
Total interest-bearing deposits	13,573.9	21.8	0.64	13,162.6	18.4	0.56	11,432.7	12.6	0.44
Short-term borrowings	1,909.4	4.5	0.92	2,232.8	4.2	0.77	1,366.2	1.0	0.30
Long-term debt	339.5	3.6	4.29	428.3	3.9	3.61	468.1	5.0	4.28
Total borrowings	2,248.9	8.1	1.43	2,661.1	8.1	1.22	1,834.3	6.0	1.32
Total interest-bearing liabilities	15,822.8	29.9	0.75%	15,823.7	26.5	0.67%	13,267.0	18.6	0.56%
Net interest-free funding sources	8,664.6			8,514.4			7,930.4
Total cost of funds	$24,487.4	$29.9	0.48%	$24,338.1	$26.5	0.44%	$21,197.4	$18.6	0.35%
Net interest spread (te) (a)		$211.4	3.17%		$208.2	3.19%		$170.3	2.99%
Net interest margin	$24,487.4	$211.4	3.44%	$24,338.1	$208.2	3.43%	$21,197.4	$170.3	3.20%

(a)	Taxable equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities.

	Nine Months Ended
	September 30, 2017			September 30, 2016
(dollars in millions)	Volume	Interest	Rate	Volume	Interest	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$13,634.7	$430.1	4.22%	$11,884.2	$341.1	3.83%
Residential mortgage loans	2,379.6	68.7	3.85	2,031.2	62.2	4.09
Consumer loans	2,078.3	85.3	5.49	2,062.1	79.2	5.13
Loan fees & late charges	—	(0.9)	—	—	(2.2)	—
Total loans (te) (a) (b)	18,092.6	583.2	4.31	15,977.5	480.3	4.01
Loans held for sale	21.8	0.7	4.09	27.6	0.7	3.54
US Treasury and government agency securities	122.6	1.9	2.07	53.4	0.7	1.70
Mortgage-backed securities and collateralized mortgage obligations	4,208.4	70.1	2.22	4,053.2	65.4	2.15
Municipals (te) (a)	967.0	27.7	3.82	516.5	15.8	4.08
Other securities	24.0	0.3	1.92	5.2	0.1	2.06
Total securities (te) (a) (c)	5,322.0	100.0	2.50	4,628.3	82.0	2.36
Total short-term investments	435.1	3.0	0.94	452.0	1.6	0.47
Total earning assets (te) (a)	$23,871.5	$686.9	3.84%	$21,085.4	$564.6	3.58%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$7,685.2	$21.0	0.37%	$6,775.9	$13.9	0.27%
Time deposits	2,543.9	19.3	1.01	2,420.7	16.3	0.90
Public funds	2,618.2	12.6	0.64	2,243.1	6.8	0.40
Total interest-bearing deposits	12,847.3	52.9	0.55	11,439.7	37.0	0.43
Short-term borrowings	2,089.0	11.7	0.75	1,427.2	2.9	0.28
Long-term debt	408.2	12.6	4.11	474.4	15.1	4.25
Total borrowings	2,497.2	24.3	1.29	1,901.6	18.0	1.27
Total interest-bearing liabilities	15,344.5	77.2	0.67%	13,341.3	55.0	0.55%
Net interest-free funding sources	8,527.0			7,744.1
Total cost of funds	$23,871.5	$77.2	0.43%	$21,085.4	$55.0	0.35%
Net interest spread (te) (a)		$609.7	3.17%		$509.6	3.03%
Net interest margin	$23,871.5	$609.7	3.41%	$21,085.4	$509.6	3.23%

(a)	Taxable equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities.

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

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(dollars in millions)	2017	2017	2016	2017	2016
Net interest income	$202.8	$199.7	$163.5	$584.3	$491.3
Taxable-equivalent adjustment (te) (a)	8.6	8.6	6.8	25.4	18.3
Net interest income (te) (a)	211.4	208.3	170.3	609.7	509.6
Purchase accounting adjustments
Loan discount accretion	7.7	8.8	5.2	21.5	17.4
Bond premium amortization	(0.4)	(0.4)	(0.6)	(1.2)	(1.9)
Net purchase accounting accretion	7.3	8.4	4.6	20.3	15.5
Core net interest income (te) (a)	$204.1	$199.9	$165.7	$589.4	$494.1
Average earning assets	$24,487.4	$24,338.1	$21,197.4	$23,871.5	$21,085.4
Net interest margin - reported	3.44%	3.43%	3.20%	3.41%	3.23%
Net purchase accounting adjustments	0.12%	0.14%	0.08%	0.11%	0.10%
Core net interest margin	3.32%	3.29%	3.12%	3.30%	3.13%

(a)	Taxable equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.

Provision for Loan Losses

During the third quarter of 2017, we recorded a total provision for loan losses of $13.0 million, down $1.9 million from the second quarter of 2017 and down $5.9 million from the third quarter of 2016.  For the nine months ended September 30, 2017, we recorded a total provision for loan losses of $44.0 million, compared to $96.2 million for the nine months ended September 30, 2016, which included $50 million in provision expense related to the energy portfolio.

Provision for loan losses reflects net charge-offs from the non-purchased credit impaired loan portfolio totaling $11.8 million, which represents 0.25% of average total loans on an annualized basis in the third quarter of 2017, compared to $6.0 million, or 0.13% of average total loans in the second quarter of 2017.  Net charges-offs from energy credits in the third quarter of 2017 includes gross charges of $7.6 million, net of recoveries totaling $4.0 million.  There were no charges-offs related to energy credits in the second quarter of 2017.

Our company conducts business in several markets impacted by recent hurricanes.  However, very few of our clients experienced significant flooding, damage or disruption.  As a result, our credit quality measures do not include any specific or additional provisionary expenses related to the impact from those storms.

The section in Item 2. “Management's Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Loan Losses and Asset Quality” provides additional information on changes in the allowance for loan losses and general credit quality.

Noninterest Income

Noninterest income totaled $67.1 million for the third quarter of 2017, down $0.4 million, or 1%, from the second quarter of 2017 and up $4.1 million, or 7%, compared to the third quarter of 2016.  Decreases in derivative income, trust fees, insurance commissions and fees, credit related fees and bank card and ATM fees were partially offset by an increase in services charges. Included in the second quarter of 2017 is amortization of $1.3 million related to the FDIC indemnification asset. As a result of the termination of the loss share agreements in the second quarter of 2017, the amortization was eliminated beginning in the third quarter of 2017. Compared to the third quarter of 2016, increases in service charges, bank card and ATM, investment and annuity fees were partially offset by decreases in income from bank-owned life insurance, trust fees, secondary mortgage market operations and gains on sale of assets. Included in the third quarter of 2016 is $1.5 million in amortization related to the FDIC indemnification asset of the loss share agreements. Noninterest income totaled $198.1 million for the first nine months of 2017, up $13.2 million, or 7%, from the first nine months of 2016. Included in the first nine months of the 2017 is a  $4.4 million gain related to sale of selected Hancock Horizon funds, classified as nonoperating.

The components of noninterest income are presented in the following table for the indicated periods.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2017	2017	2016	2017	2016
Service charges on deposit accounts	$21,444	$20,061	$18,716	$60,711	$55,493
Trust fees	10,742	11,506	11,512	33,459	34,825
Bank card and ATM fees	13,390	13,687	11,808	39,545	35,110
Investment and annuity fees	5,570	5,271	4,289	15,440	14,265
Secondary mortgage market operations	4,157	4,241	4,917	11,965	12,005
Insurance commissions and fees	660	1,174	1,088	2,499	3,635
Amortization of FDIC loss share receivable	—	(1,327)	(1,539)	(2,427)	(4,678)
Income from bank-owned life insurance	3,097	2,883	4,097	8,632	11,148
Credit related fees	2,521	2,898	2,685	8,297	7,309
Derivative income	1,339	2,680	1,347	4,484	1,741
Net gain on sale of assets	400	(60)	991	113	4,557
Safety deposit box income	424	391	424	1,264	1,315
Other miscellaneous	3,371	4,082	2,322	9,759	6,698
Securities transactions	—	—	351	—	1,465
Total noninterest operating income	$67,115	$67,487	$63,008	$193,741	$184,888
Nonoperating income items	—	—	—	4,352	—
Total noninterest income	$67,115	$67,487	$63,008	$198,093	$184,888

Service charges on deposits totaled $21.4 million for the third quarter of 2017, up $1.4 million, or 7%, from the second quarter of 2017 and up $2.7 million, or 15%, from the third quarter of 2016. These increases were primarily due to an increase in consumer overdraft fees and new sustained overdraft fees.

Bank card and ATM fees totaled $13.4 million for the third quarter of 2017, down $0.3 million, or 2%, from the second quarter of 2017 due to the waiver of fees for customers in hurricane impacted areas. Compared to the third quarter of 2016, bank card and ATM fees were up $1.6 million, or 13%, due to increased activity.

Mortgage loan originations for the third quarter of 2017 totaled $330 million, compared to $361 million in the second quarter of 2017 and $384 million in the third quarter of 2016.  Income from secondary mortgage market operations was relatively flat compared to the second quarter of 2017 and down $0.8 million, or 15%, from the third quarter of 2016.

Trust fees decreased $0.8 million, or 7%, linked quarter due to seasonal income related to tax preparation fees earned in the second quarter 2017.  For the first nine months of 2017, trust fees decreased $1.4 million, or 4%, compared to the first nine months of 2016.  This decrease was primarily due to the sale of certain Hancock Horizon funds.

Investment and annuity fees increased $0.3 million, or 6%, compared to second quarter 2017 and increased $1.3 million, or 30%, compared to third quarter 2016.  The increases are mainly due to corporate underwriting fees and an overall appreciation in asset value as a result of favorable market conditions.

Income from bank-owned life insurance increased $0.2 million, or 7%, compared to the second quarter of 2017, but was down $1.0 million, or 24%, compared to the third quarter of 2016.  For the first nine months of 2017, income from bank-owned life insurance decreased $2.5 million, or 23%, compared to the first nine months of 2016. The decrease for the first nine months of 2017 compared to the first nine months of 2016 was due to a lower level of gains on death benefit claims, partially offset by an increase in income due to an additional $50 million investment in bank-owned policies in the second quarter of 2017.

Income on our customer interest rate derivative program resulted in a $1.3 million net gain for the third quarter of 2017 compared to net gains of $2.7 million in the second quarter of 2017 and $1.3 million for the third quarter of 2016.  This income can be volatile and is dependent upon both customer sales activity and market value adjustments due to interest rate movement.

Other miscellaneous income totaled $3.4 million in the third quarter of 2017, down $0.7 million linked quarter and up $1.0 million compared to the third quarter of 2016.  Other miscellaneous fee income for third quarter 2017 included $0.7 million of income from investments in  Small Business Investment Companies. The second quarter 2017 included a $1.1 million co-arranger fee related to a health care credit facility and $0.7 million in additional income from the sale of the investment in a Small Business Investment Company.  While this income is part of our normal operations, it can be unpredictable as to timing.

Noninterest Expense

Noninterest expense for the third quarter of 2017 was $177.6 million, down $5.9 million, or 3%, from the second quarter of 2017, and up $28.6 million, or 19%, from the third quarter of 2016.  For the nine months ended September 30, 2017, noninterest expense was $524.6 million, a $68.6, or 15% increase over the same period in 2016.   Excluding nonoperating expense items, noninterest expense for the nine months ended September 30, 2017 totaled $496.2 million, up $45.1 million, or 10%, over 2016.

As previously stated, our company conducts business in several markets impacted by recent hurricanes.  However, very few of our locations experienced damage or disruption.  As a result, our reported results do not include any material expenses related to the impact from those storms.

Nonoperating expenses incurred in 2017 primarily include merger-related costs associated with the FNBC transactions and $6.6 million of expense due to the second quarter 2017 termination of a FDIC loss share agreements associated with the Peoples First transaction in 2009.  The components of noninterest expense and nonoperating expense are presented in the following tables for the indicated periods.

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2017	2017	2016	2017	2016
Operating expense
Compensation expense	$80,358	$80,876	$70,290	$234,239	$209,961
Employee benefits	12,263	15,334	12,873	43,604	42,180
Personnel expense	92,621	96,210	83,163	277,843	252,141
Net occupancy expense	12,101	12,969	10,068	35,832	30,818
Equipment expense	3,626	3,799	3,349	11,133	10,203
Data processing expense	15,869	16,755	14,590	48,019	43,167
Professional services expense	7,208	8,153	6,584	22,010	21,736
Amortization of intangibles	6,070	5,757	4,886	16,532	15,015
Telecommunications and postage	3,848	3,698	3,284	11,013	9,917
Deposit insurance and regulatory fees	7,563	6,983	5,969	21,036	17,415
Other real estate (income) expense, net	199	(1,004)	(5,214)	(818)	(4,419)
Advertising	3,552	4,083	2,859	10,582	7,909
Ad valorem and franchise taxes	3,387	3,519	2,268	9,942	6,911
Printing and supplies	1,248	1,324	1,134	3,746	3,310
Insurance expense	671	807	803	2,295	2,467
Travel expense	1,188	1,206	1,022	3,438	3,050
Entertainment and contributions	2,016	1,974	1,686	5,757	5,319
Tax credit investment amortization	1,212	1,213	861	3,637	4,437
Other miscellaneous	3,844	5,407	11,746	14,158	21,658
Total operating expense	$166,223	$172,853	$149,058	$496,155	$451,054
Nonoperating expense items	11,393	10,617	—	28,473	4,978
Total noninterest expense	$177,616	$183,470	$149,058	$524,628	$456,032

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2017	2017	2016	2017	2016
Nonoperating expense
Personnel expense	$2,120	$1,435	$—	$3,662	$3,974
Net occupancy and equipment expense	500	276	—	777	—
Professional services expense	2,854	2,200	—	9,681	181
Other real estate (income) expense, net	—	(1,511)	—	(1,511)	323
Advertising	358	901	—	1,389	—
Write-down related to FDIC loss share termination	—	6,603		6,603	—
Other expense	5,561	713	—	7,872	500
Total nonoperating expenses	$11,393	$10,617	$—	$28,473	$4,978

The following discussion of the components of operating expenses excludes nonoperating items for each period.

There were minimal nonpermanent costs related to the FNBC transactions during the third quarter of 2017, while there were approximately $7 million during the second quarter of 2017.  As noted earlier, nonpermanent costs included costs of operating former FNBC branches and maintaining separate operations to serve customers following the FNBC II transaction. These expenses were temporarily elevated until we worked through systems conversions and consolidation of overlapping branches early in the third quarter of 2017.

Personnel expense totaled $92.6 million for the third quarter of 2017, down $3.6 million, or 4%, from the previous quarter due to a decrease in the number of former FNBC employees, and lower pension costs. Year over year, personnel expense was up $9.5 million, or 11%, due to additional employees from the FNBC transactions, as well as merit increases.

Occupancy and equipment expenses totaled $15.7 million in the third quarter of 2017, down $1.0 million, or 6%, from the second quarter of 2017 and up $2.3 million, or 17%, compared to the third quarter of 2016 primarily due to the addition of FNBC locations.

ORE expense for the third quarter of 2017 was $0.2 million compared to net gains on ORE dispositions of $1.0 million in the linked quarter and $5.2 million in the third quarter of 2016.  Management believes the current quarter reflects a more typical level of ORE expense.

All other expenses, excluding amortization of intangibles and nonoperating expense items, totaled $51.6 million for the third quarter of 2017, down $3.5 million, or 6%, from the second quarter of 2017, and down $1.2 million, or 2% compared to the third quarter of 2016.  The decreases from the prior quarter were primarily seen in the professional services, data processing and advertising categories as the second quarter included $2.2 million of nonpermanent operating costs related to FNBC transactions.  The increases from the third quarter of 2016 include data processing, regulatory fees, and ad valorem taxes, primarily related to the FNBC transactions.

Income Taxes

The effective income tax rate for the third quarter of 2017 was approximately 25.7%, compared to 24.0% in the second quarter of 2017 and 20.1% in the third quarter of 2016.  Management expects the effective tax rate for the fourth quarter of 2017 to be approximately 21% to 22% due to the change in accounting treatment for stock-based compensation and the vesting of awards.    The adoption of the new accounting standard for employee stock-based compensation results in excess tax benefits from stock-based compensation having a direct impact on income tax expense, and therefore lowers our effective tax rate. The impact upon our effective tax rate will vary from quarter to quarter  depending upon the Company’s share price and the number of shares vesting during the period.  For the third quarter of 2017, excess tax benefits from stock-based compensation decreased income tax expense by $0.2 million.  The Company currently estimates that vesting of restricted stock awards in the fourth quarter of 2017 will result in an additional income tax benefit of approximately $3.6 million, based on the share price at September 30, 2017.

The Company’s effective tax rate varies from the 35% federal statutory rate primarily because of tax-exempt income and tax credits, as well as the impact from employee share based compensation as noted above. Interest income on bonds issued by or loans to state and municipal governments and authorities, and earnings from the BOLI program are the major components of tax-exempt income.  The main sources of tax credits have been investments in tax advantaged securities and tax credit projects.  These investments are made primarily in the markets the Company serves and are directed at tax credits issued under the Qualified Zone Academy Bonds (“QZAB”), Qualified School Construction Bonds (“QSCB”) and Federal and State New Markets Tax Credit (“NMTC”) programs. The investments generate tax credits, which reduce current and future taxes and are recognized when earned as a benefit in the provision for income taxes.

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

The following table reconciles reported income tax expense to that computed at the statutory federal tax rate for the indicated periods.

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2017	2017	2016	2017	2016
Taxes computed at statutory rate	$27,761	$24,074	$20,472	$74,812	$43,389
Tax credits:
QZAB/QSCB	(643)	(643)	(689)	(1,928)	(2,067)
NMTC - Federal and State	(1,679)	(1,679)	(1,920)	(5,037)	(5,759)
LIHTC	—	—	6	—	18
Total tax credits	(2,322)	(2,322)	(2,603)	(6,965)	(7,808)
State income taxes, net of federal income tax benefit	1,167	1,133	567	3,143	1,621
Tax-exempt interest	(4,629)	(4,719)	(3,818)	(14,021)	(10,278)
Bank-owned life insurance	(1,248)	(1,046)	(1,517)	(3,241)	(3,980)
Impact from interim estimated effective tax rate	(471)	821	(1,468)	2,230	3,035
Employee share-based compensation	(202)	(1,367)	—	(2,003)	—
Other, net	358	(58)	139	(390)	526
Income tax expense	$20,414	$16,516	$11,772	$53,565	$26,505

On November 2, 2017, the House Ways and Means Committee released a 429-page “Tax Cuts and Jobs Act of 2017” (HR 1). The bill proposes to lower business and individual tax rates, modernize US international tax rules, and simplify the tax law, with significant impacts on numerous sectors of the economy.  As disclosed in Part I, Item 1A. “Risk Factors” in our Annual Report on From 10-K for the year ended December 31, 2016, future changes in the tax laws could significantly impact our income tax expense, deferred tax asset balance, and the amount of taxes payable. Current proposals to decrease the federal statutory tax rate, if enacted, could result in a decrease to our deferred tax asset with a corresponding non-cash increase to income tax expense or a decrease to capital that could be material.  We may also be adversely impacted by modifications or adjustments in the determination of taxable income or utilization of tax credits.

Selected Financial Data

The following tables contain selected financial data as of the dates and for the periods indicated.

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,
	2017	2017	2016	2017	2016
Common Share Data
Earnings per share:
Basic	$0.68	$0.60	$0.59	$1.85	$1.23
Diluted	$0.68	$0.60	$0.59	$1.85	$1.23
Cash dividends paid	$0.24	$0.24	$0.24	$0.72	$0.72
Book value per share (period-end)	$33.78	$33.21	$32.09	$33.78	$32.09
Tangible book value per share (period-end)	$23.92	$23.27	$22.89	$23.92	$22.89
Weighted average number of shares (000s):
Basic	84,749	84,614	77,550	84,577	77,525
Diluted	84,980	84,867	77,677	84,818	77,653
Period-end number of shares (000s)	84,767	84,738	77,571	84,767	77,571
Market data:
High sales price	$50.40	$52.94	$32.94	$52.94	$32.94
Low sales price	$41.05	$42.70	$24.49	$41.05	$20.01
Period-end closing price	$48.45	$49.00	$32.43	$48.45	$32.43
Trading volume (000s) (a)	33,243	39,035	42,809	117,397	140,796

(a)	Trading volume is based on the total volume as determined by NASDAQ on the last day of the quarter.

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2017	2017	2016	2017	2016
Income Statement:
Interest income	$232,716	$226,177	$182,153	$661,408	$546,300
Interest income (te) (a)	241,295	234,741	188,937	686,849	564,623
Interest expense	29,859	26,460	18,640	77,143	54,982
Net interest income (te) (a)	211,436	208,281	170,297	609,706	509,641
Provision for loan losses	13,040	14,951	18,972	43,982	96,204
Noninterest income	67,115	67,487	63,008	198,093	184,888
Noninterest expense (excluding amortization of intangibles)	171,546	177,713	144,172	508,096	441,017
Amortization of intangibles	6,070	5,757	4,886	16,532	15,015
Income before income taxes	79,316	68,783	58,491	213,748	123,970
Income tax expense	20,414	16,516	11,772	53,565	26,505
Net income	$58,902	$52,267	$46,719	$160,183	$97,465

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,
	2017	2017	2016	2017	2016
Performance Ratios
Return on average assets	0.88%	0.79%	0.80%	0.82%	0.56%
Return on average common equity	8.23%	7.52%	7.52%	7.69%	5.33%
Return on average tangible common equity	11.68%	10.69%	10.58%	10.77%	7.55%
Earning asset yield (te) (a)	3.92%	3.87%	3.55%	3.84%	3.58%
Total cost of funds	0.48%	0.44%	0.35%	0.43%	0.35%
Net interest margin (te) (a)	3.44%	3.43%	3.20%	3.41%	3.23%
Noninterest income to total revenue (te) (a)	24.09%	24.47%	27.01%	24.52%	26.62%
Efficiency ratio (b)	57.50%	60.59%	61.80%	59.70%	62.78%
Average loan/deposit ratio	87.08%	87.76%	85.64%	88.18%	86.04%
FTE employees (period-end)	3,979	4,162	3,747	3,979	3,747
Capital Ratios
Common stockholders' equity to total assets	10.68%	10.57%	10.77%	10.68%	10.77%
Tangible common equity ratio (c)	7.80%	7.65%	7.93%	7.80%	7.93%

(a) Tax equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.

(b) The efficiency ratio is noninterest expense to total net interest (te) and noninterest income, excluding amortization of purchased intangibles and nonoperating items.

(c) The tangible common equity ratio is common stockholders’ equity less intangible assets divided by total assets less intangible assets.

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
($ in thousands)	2017	2017	2016	2017	2016
Asset Quality Information
Nonaccrual loans (a)	$269,676	$238,219	$302,810	$269,676	$302,810
Restructured loans - still accruing	96,735	90,502	8,059	96,735	8,059
Total nonperforming loans	366,411	328,721	310,869	366,411	310,869
Other real estate (ORE) and foreclosed assets	21,219	18,049	19,806	21,219	19,806
Total nonperforming assets	$387,630	$346,770	$330,675	$387,630	$330,675
Accruing loans 90 days past due (a)	$28,850	$18,390	$4,933	$28,850	$4,933
Net charge-offs - non-purchased credit impaired	11,783	5,985	9,531	47,679	38,633
Net charge-offs - purchased credit impaired	—	(45)	(124)	73	(338)
Allowance for loan losses	223,122	221,865	236,061	223,122	236,061
Provision for loan losses	13,040	14,951	18,972	43,982	96,204
Ratios:
Nonperforming assets to loans, ORE and foreclosed assets	2.06%	1.88%	2.06%	2.06%	2.06%
Accruing loans 90 days past due to loans	0.15%	0.10%	0.03%	0.15%	0.03%
Nonperforming assets + accruing loans 90 days past due to loans, ORE and foreclosed assets	2.21%	1.97%	2.09%	2.21%	2.09%
Net charge-offs - non-purchased credit impaired to average loans	0.25%	0.13%	0.24%	0.35%	0.32%
Allowance for loan losses to period-end loans	1.19%	1.20%	1.47%	1.19%	1.47%
Allowance for loan losses to nonperforming loans + accruing loans 90 days past due	56.45%	63.92%	74.75%	56.45%	74.75%

(a)

Nonaccrual loans and accruing loans past due 90 days or more do not include purchased credit impaired loans with an accretable yield. Included in nonaccrual loans are $119.7 million, $96.3 million, and $48.2 million in restructured loans at September 30, 2017, June 30, 2017, and September 30, 2016, respectively.

	September 30,	June 30,	March 31,	December 31,	September 30,
(in thousands)	2017	2017	2017	2016	2016
Period-End Balance Sheet
Total loans, net of unearned income (a)	$18,786,285	$18,473,841	$18,204,868	$16,752,151	$16,070,821
Loans held for sale	23,236	26,787	20,883	34,064	42,545
Securities	5,624,552	5,668,836	5,001,273	5,017,128	4,843,112
Short-term investments	111,725	126,428	51,273	78,177	128,920
Earning assets	24,545,798	24,295,892	23,278,297	21,881,520	21,085,398
Allowance for loan losses	(223,122)	(221,865)	(213,550)	(229,418)	(236,061)
Goodwill	739,403	740,265	716,761	621,193	621,193
Other intangible assets, net	96,525	101,694	86,952	87,757	92,523
Other assets	1,658,151	1,714,583	1,616,566	1,614,250	1,545,677
Total assets	$26,816,755	$26,630,569	$25,485,026	$23,975,302	$23,108,730
Noninterest-bearing deposits	$7,896,384	$7,887,867	$7,722,279	$7,658,203	$7,543,041
Interest-bearing transaction and savings deposits	7,893,546	8,402,133	7,162,760	6,910,466	6,620,373
Interest-bearing public funds deposits	2,762,048	2,537,030	2,595,263	2,563,758	2,394,148
Time deposits	2,981,881	2,615,785	2,441,718	2,291,839	2,327,915
Total interest-bearing deposits	13,637,475	13,554,948	12,199,741	11,766,063	11,342,436
Total deposits	21,533,859	21,442,815	19,922,020	19,424,266	18,885,477
Short-term borrowings	1,737,151	1,810,907	2,121,932	1,225,406	1,075,956
Long-term debt	331,179	407,876	525,082	436,280	463,710
Other liabilities	351,291	155,009	152,370	169,582	194,460
Stockholders' equity	2,863,275	2,813,962	2,763,622	2,719,768	2,489,127
Total liabilities & stockholders' equity	$26,816,755	$26,630,569	$25,485,026	$23,975,302	$23,108,730

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(in thousands)	2017	2017	2016	2017	2016
Average Balance Sheet
Total loans, net of unearned income (a)	$18,591,219	$18,369,446	$16,023,458	$18,092,622	$15,977,526
Loans held for sale	21,723	22,389	38,687	21,815	27,561
Securities (b)	5,679,841	5,241,735	4,707,224	5,321,974	4,628,330
Short-term investments	194,643	704,560	428,037	435,066	452,028
Earning assets	24,487,426	24,338,130	21,197,406	23,871,477	21,085,445
Allowance for loan losses	(224,537)	(216,851)	(228,603)	(222,623)	(210,913)
Goodwill and other intangible assets	837,107	826,097	716,097	798,050	721,056
Other assets	1,577,577	1,578,877	1,517,890	1,546,910	1,496,117
Total assets	$26,677,573	$26,526,253	$23,202,790	$25,993,814	$23,091,705
Noninterest-bearing deposits	$7,775,913	$7,769,932	$7,277,568	$7,670,517	$7,130,762
Interest-bearing transaction and savings deposits	8,097,370	8,047,426	6,732,815	7,685,213	6,775,870
Interest-bearing public fund deposits	2,764,961	2,539,424	2,253,588	2,618,215	2,243,078
Time deposits	2,711,574	2,575,779	2,446,265	2,543,834	2,420,717
Total interest-bearing deposits	13,573,905	13,162,629	11,432,668	12,847,262	11,439,665
Total deposits	21,349,818	20,932,561	18,710,236	20,517,779	18,570,427
Short-term borrowings	1,909,365	2,232,845	1,366,236	2,089,024	1,427,199
Long-term debt	339,535	428,292	468,100	408,191	474,435
Other liabilities	240,338	145,989	185,820	192,376	174,826
Stockholders' equity	2,838,517	2,786,566	2,472,398	2,786,444	2,444,818
Total liabilities & stockholders' equity	$26,677,573	$26,526,253	$23,202,790	$25,993,814	$23,091,705

(a)	Includes nonaccrual loans.
(b)	Average securities do not include unrealized holding gains/losses on available for sale securities.

Reconciliation of reported to core net interest income (te) and core net interest margin

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
($ in thousands)	2017	2017	2016	2017	2016
Net interest income	$202,857	$199,717	$163,513	$584,265	$491,318
Tax-equivalent adjustment (te)(a)	8,579	8,564	6,784	25,441	18,323
Net interest income (te)	$211,436	$208,281	$170,297	$609,706	$509,641
Purchase accounting adjustments
Net loan discount accretion (b)	7,711	8,801	5,206	21,529	17,443
Net investment premium amortization (c)	(364)	(398)	(581)	(1,216)	(1,936)
Net purchase accounting adjustments	7,347	8,403	4,625	20,313	15,507
Net interest income (te) - core	$204,089	$199,878	$165,672	$589,393	$494,134
Average earning assets	$24,487,426	$24,338,130	$21,197,406	$23,871,477	$21,085,445
Net interest margin - reported	3.44%	3.43%	3.20%	3.41%	3.23%
Net purchase accounting adjustments	0.12%	0.14%	0.08%	0.11%	0.10%
Net interest margin - core	3.32%	3.29%	3.12%	3.30%	3.13%

Core revenue (te) and core pre-tax, pre-provision net revenue (te)

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(in thousands)	2017	2017	2016	2017	2016
Net interest income	$202,857	$199,717	$163,513	$584,265	$491,318
Noninterest income	67,115	67,487	63,008	198,093	184,888
Total revenue	$269,972	$267,204	$226,521	$782,358	$676,206
Tax-equivalent adjustment (a)	8,579	8,564	6,784	25,441	18,323
Purchase accounting adjustments - revenue (d)	(7,347)	(7,076)	(3,088)	(17,886)	(10,830)
Nonoperating revenue	—	—	—	(4,352)	—
Core revenue (te)	$271,204	$268,692	$230,217	$785,561	$683,699
Noninterest expense	(177,616)	(183,470)	(149,058)	(524,628)	(456,032)
Intangible amortization	6,070	5,757	4,886	16,532	15,015
Nonoperating expense	11,393	10,617	—	28,473	4,978
Core pre-tax, pre-provision net revenue (te)	$111,051	$101,596	$86,045	$305,938	$247,660

(a)	Taxable equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Includes net loan discount accretion arising from business combinations.
(c)	Includes net investment premium amortization arising from business combinations.
(d)	Includes net loan discount accretion and net investment premium amortization as defined in (b) and (c) and amortization of the FDIC loss share receivable related to an FDIC assisted transaction.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, as well as maturities and repayments of investment securities.  Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements.  Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window.  As shown in the table below, our ratio of free securities to total securities was 36.61% at September 30, 2017, compared to 33.57% at June 30, 2017 and 23.97% at September 30, 2016.  The total of pledged securities at September 30, 2017 was down $203.8 million compared to June 30, 2017 as collateral related to seasonal public fund tax deposits was released. Total securities at September 30, 2017 were $0.8 billion higher than at September 30, 2016.

	September 30,	June 30,	March 31,	December 31,	September 30,
Liquidity Metrics	2017	2017	2017	2016	2016
Free securities / total securities	36.61%	33.57%	20.29%	23.46%	23.97%
Core deposits / total deposits	91.70%	93.05%	92.93%	93.22%	93.03%
Wholesale funds / core deposits	10.47%	11.12%	14.30%	9.18%	8.76%
Quarter-to-date average loans /quarter-to-date average deposits	87.08%	87.76%	89.90%	86.31%	85.64%

The liability portion of the balance sheet provides liquidity mainly through the Company’s ability to use cash sourced from various customers’ interest-bearing and noninterest-bearing deposit and sweep accounts.  Core deposits consist of total deposits excluding certificates of deposits (“CDs”) of $250,000 or more and brokered deposits. The ratio of core deposits to total deposits was 91.70% at September 30, 2017, compared to 93.05% at June 30, 2017 and 93.03% at September 30, 2016. Core deposits totaled $19.7 billion at September 30, 2017, a decrease of $0.2 billion from June 30, 2017, and up $2.2 billion from September 30, 2016. The increase from September 30, 2016 was primarily due to the FNBC transactions. Brokered deposits totaled $1.1 billion as of September 30, 2017, a $0.3 billion, or 42%, increase compared to  June 30, 2017 and September 30, 2016. The Company’s use of brokered deposits as a funding source is subject to strict parameters regarding the amount, term and interest rate.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At September 30, 2017, the Bank had borrowings of approximately $1.2 billion and had approximately $3.0 billion available under this line. The Bank also has unused borrowing capacity at the Federal Reserve’s discount window of approximately $2.2 billion. The Company did not have outstanding borrowings with the Federal Reserve at any date in the last twelve months.

Wholesale funds, which are comprised of short-term borrowings and long-term debt, were 10.47% of core deposits at September 30, 2017, compared to 11.12% at June 30, 2017 and 8.76% at September 30, 2016.  The linked quarter decrease primarily related to a $0.2 million decrease in both wholesale funds and core deposits. The year over year increase was primarily due to an increase in FHLB borrowings.  FHLB borrowings totaled $1.2 billion at September 30, 2017 compared to $1.3 billion at June 30,  2017 and $0.7 billion at September 30, 2016.  The Company has established an internal target for wholesale funds to be less than 25% of core deposits.

Another key measure the Company uses to monitor its liquidity position is the loan-to-deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding).  The loan-to-deposit ratio measures the amount of funds the Company lends out for each dollar of deposits on hand.  The Company’s loan-to-deposit ratio for the third quarter of 2017 was 87.08%, compared to 87.76%  at June 30, 2017 and 85.64% at September 30, 2016. The Company has established a target range for its loan-to-deposit ratio of 83% to 87%.

Cash generated from operations is another important source of funds to meet liquidity needs.  The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the nine months ended September 30, 2017 and 2016.

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

CAPITAL RESOURCES

Stockholders’ equity totaled $2.9 billion at September 30, 2017, up $49 million, or 2% from June 30, 2017 and up $374 million, or 15%, from September 30, 2016.  The tangible common equity ratio was 7.80% at September 30, 2017, compared to 7.65% at June 30, 2017 and 7.93% at September 30, 2016. The increase in the ratio from prior quarter is due to net tangible earnings. The decline in the ratio from prior periods was due to the effect of the assets acquired in the FNBC transactions, which was partially offset by the $259 million stock issuance in the fourth quarter of 2016.  The Company has established an internal target for the tangible common equity ratio of at least 8.00%. However, management will allow the Company’s tangible common equity ratio to drop below 8.00% on a temporary basis if it believes that the shortfall can be replenished through normal operations.

The regulatory capital ratios of the Company and the Bank as of September 30, 2017 improved from June 30, 2017. While the ratios were lower in the third quarter of 2017 relative to December 31, 2016 as a result the FNBC transactions, all remain well in excess of current regulatory minimum requirements. The Company and the Bank have been categorized as “well-capitalized” in the most recent notices received from our regulators. Both entities currently exceed all capital requirements of the new Basel III requirements, including the fully phased-in conservation buffer.  Bank ratios reflect a $240 million capital contribution in the first quarter of 2017 to support the FNBC I transaction.  See the Supervision and Regulation section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion of the Company’s capital requirements.

The following table shows the regulatory capital ratios for the Company and the Bank as calculated under current rules for the indicated periods.

	Well-	September 30,	June 30,	March 31,	December 31,	September 30,
	Capitalized	2017	2017	2017	2016	2016
Total capital (to risk weighted assets)
Hancock Holding Company	10.00%	11.84%	11.76%	11.91%	13.21%	12.15%
Whitney Bank	10.00%	11.35%	11.33%	11.52%	11.57%	11.81%
Tier 1 common equity capital (to risk weighted assets)
Hancock Holding Company	6.50%	10.10%	10.01%	10.16%	11.26%	10.09%
Whitney Bank	6.50%	10.31%	10.28%	10.49%	10.39%	10.56%
Tier 1 capital (to risk weighted assets)
Hancock Holding Company	8.00%	10.10%	10.01%	10.16%	11.26%	10.09%
Whitney Bank	8.00%	10.31%	10.28%	10.49%	10.39%	10.56%
Tier 1 leverage capital
Hancock Holding Company	5.00%	8.34%	8.21%	8.79%	9.56%	8.35%
Whitney Bank	5.00%	8.53%	8.44%	9.09%	8.83%	8.76%

Regulatory definitions:

(1)	Tier 1 common equity capital generally includes common equity and retained earnings, reduced by goodwill and other disallowed intangibles, disallowed deferred tax assets and certain other assets.
(2)	Tier 1 capital consists of Tier 1 common equity capital plus non-controlling interest in equity of consolidated subsidiaries and a limited amount of qualifying perpetual preferred stock.
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

BALANCE SHEET ANALYSIS

Securities

Investments in securities totaled $5.6 billion at September 30, 2017, up $44 million, or 1%, from June 30, 2017 and up $781 million from September 30, 2016.  At September 30, 2017, securities available for sale totaled $2.8 billion and securities held to maturity totaled $2.8 billion.

The securities portfolio consists mainly of residential and commercial mortgage-backed securities and collateralized mortgage obligations issued or guaranteed by U.S. government agencies. The portfolio is designed to enhance liquidity while providing an acceptable rate of return.  The Company invests only in high quality investment grade securities with a targeted effective duration for the overall portfolio of between two and five years.  The effective duration calculates the price sensitivity to changes in interest rates.  At September 30, 2017, the average maturity of the portfolio was 5.57 years with an effective duration of 4.64 years and a nominal weighted-average yield of 2.36%. Management simulations indicate that the effective duration would increase to 4.90 years with a 100 bps increase in the yield curve and to 5.05 years with a 200 bps increase.  At December 31, 2016, the average maturity of the portfolio was 5.79 years with an effective duration of 5.07 years and a nominal weighted-average yield of 2.35%.  The average maturity of the portfolio at September 30, 2016 was 5.06 years, while the duration was 3.78 years, and the nominal weighted average yield was 2.28%.

Loans

Total loans at September 30, 2017 were $18.8 billion, up approximately $312 million, or 1.7%, from June 30, 2017.  Loans to energy related companies decreased $97 million as we continue to decrease our concentration.  There was commercial loan growth throughout the markets in our footprint and in our mortgage and equipment finance lines of business.

The following table shows the composition of our loan portfolio:

	September 30,	June 30,	March 31,	December 31,	September 30,
(in thousands)	2017	2017	2017	2016	2016
Total loans:
Commercial non-real estate	$8,129,429	$8,093,104	$8,074,287	$7,613,917	$7,133,928
Commercial real estate - owner occupied	2,076,014	2,078,332	2,047,451	1,906,821	1,901,825
Total commercial and industrial	10,205,443	10,171,436	10,121,738	9,520,738	9,035,753
Commercial real estate - income producing	2,511,808	2,401,673	2,505,104	2,013,890	1,990,309
Construction and land development	1,373,048	1,313,522	1,252,667	1,010,879	946,592
Residential mortgages	2,596,692	2,493,923	2,266,263	2,146,713	2,037,162
Consumer	2,099,294	2,093,287	2,059,096	2,059,931	2,061,005
Total loans	$18,786,285	$18,473,841	$18,204,868	$16,752,151	$16,070,821

Our commercial customer base is diversified over a range of industries, including energy, healthcare, wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, financial and professional services, and agricultural production.

The following tables provide detail of the more significant industry concentrations for our commercial and industrial loan portfolio, which is based on NAICS codes, and property type concentrations of our commercial real estate – income producing portfolios.

	September		June 30,		March 31,		December 31,		September 30,
	2017		2017 (b)		2017		2016		2016
		Pct of		Pct of		Pct of		Pct of		Pct of
($ in thousands)	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial & industrial loans:
Real Estate and Rental and Leasing	$1,134,451	12%	$1,116,117	11%	$1,119,937	11%	$975,821	10%	$980,484	11%
Mining, Quarrying, and Oil and Gas Extraction (a)	1,074,822	11	1,131,279	11	1,211,006	12	1,320,294	14	1,311,480	15
Health Care and Social Assistance	1,023,939	10	1,084,644	11	1,076,164	11	1,010,135	11	953,900	10
Public Administration	832,638	8	848,543	8	839,005	8	796,742	8	717,629	8
Manufacturing (a)	726,339	7	769,161	8	769,118	8	729,926	8	637,194	7
Retail Trade (a)	761,418	7	774,414	8	755,059	8	682,775	7	632,175	7
Finance and Insurance	559,092	5	503,551	5	478,473	5	507,339	5	451,469	5
Wholesale Trade (a)	513,086	5	492,910	5	490,569	5	486,940	5	461,133	5
Construction	564,444	6	521,926	5	519,663	5	478,926	5	447,206	5
Transportation and Warehousing (a)	563,263	6	569,923	6	556,468	5	468,377	5	428,936	5
Educational Services	438,247	4	434,955	4	428,248	4	421,035	4	421,114	5
Professional, Scientific, and Technical Services (a)	356,560	3	371,055	4	362,610	4	340,323	4	339,642	4
Other Services (except Public Administration)	349,711	3	348,080	3	342,155	3	308,802	3	292,669	3
Accommodation and Food Services	340,551	3	305,421	3	338,241	3	270,693	3	295,625	3
Other (a)	966,882	10	899,457	8	835,022	8	722,610	8	665,097	7
Total commercial & industrial loans	$10,205,443	100%	$10,171,436	100%	$10,121,738	100%	$9,520,738	100%	$9,035,753	100%

(a) The Company's energy related lending portfolio includes certain balances within each of these selected industry categories as the definition is based on source of revenue.  The energy related lending portfolio totaled $1.1 billion, $1.2 billion, $1.4 billion, $1.4 billion, and $1.4 billion, at September 30, 2017, June 30, 2017, March 31, 2017, December 31, 2016,  and September 30, 2016, respectively.

(b) June 30, 2017 reflects reclassifications from the previous filing for the FNBC transactions.

At September 30, 2017, commercial and industrial (“C&I”) loans, including both non-real estate and owner occupied real estate secured loans, totaled approximately $10.2 billion, an increase of $34.0 million, or 0.3%, from June 30, 2017.  Included in C&I are $1.1 billion in energy related loans, which are comprised of credits to both the exploration and production segment and the support services segment.  Energy related loans comprised 6.0% of total loans at September 30, 2017, down from 12.4% in fourth quarter of 2014, the beginning of the downturn of the energy cycle.  Payoffs and paydowns of approximately $142 million and charge-offs of approximately $8 million were partially offset by approximately $52 million in draws on existing lines of credit.  Management has a strategic target to bring the level of energy loans to total loans to 5%.

The Bank lends mainly to middle market and smaller commercial entities, although it participates in larger shared credit loan facilities.  Shared national credits funded at September 30, 2017 totaling approximately $2.0 billion, or 11% of total loans, were down $75 million compared to June 30, 2017 and down $41 million from September 30, 2016.  Approximately $718 million of shared national credits were with energy related customers at September 30, 2017, down approximately $72 million from June 30, 2017 and down $199 million from September 30, 2016.

Commercial real estate – income producing loans totaled approximately $2.5 billion at September 30, 2017, an increase of $110 million, or 5%, from June 30, 2017.  The majority of the increase in commercial real estate – income producing loans was related to the hotel/motel and retail property type.  The following table details commercial real estate – income producing by property types for the last five quarters.

	September 30,		June 30,		March 31,		December 31,		September 30,
	2017		2017 (a)		2017		2016		2016
		Pct of		Pct of		Pct of		Pct of		Pct of
($ in thousands)	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial real estate - income producing loans:
Retail	$550,720	22%	$511,708	22%	$565,673	23%	$466,168	22%	$483,026	24%
Office	472,169	19	481,626	20	482,121	19	371,029	19	382,191	19
Multifamily	339,656	13	347,583	15	444,188	18	346,612	17	314,539	16
Industrial	299,796	12	296,996	12	307,170	12	289,482	14	292,037	15
Hotel/Motel	327,048	13	269,985	11	268,138	11	179,016	9	129,209	6
Other	522,419	21	493,775	21	437,814	17	361,583	19	389,307	20
Total commercial real estate - income producing loans	$2,511,808	100%	$2,401,673	100%	$2,505,104	100%	$2,013,890	100%	$1,990,309	100%

(a) June 30, 2017 reflects reclassifications from the previous filings for the FNBC transactions.

Construction and land development loans, totaling approximately $1.4 billion at September 30, 2017, increased approximately $60 million from June 30, 2017.  Residential mortgages and consumer loans increased $103 million and $6 million respectively, during the third quarter of 2017.

Allowance for Loan Losses and Asset Quality

The Company's total allowance for loan losses was $223.1 million at September 30, 2017, compared to $221.9 million at June 30, 2017.  The ratio of the allowance for loan losses to period-end loans decreased 1 bp to 1.19%, compared to 1.20% at June 30, 2017.  The increase in allowance is primarily driven by higher non-energy reserves due to continued growth and diversification of that portfolio.  Energy prices improved compared the prior quarter and have remained relatively stable. Energy exposure and criticized loan levels continued to decline in all portfolios.  Management believes the allowance level for the energy portfolio, as built in previous quarters, remains adequate.

Net charge-offs from the non-purchased credit impaired loan portfolio were $11.8 million, or 0.25%, of average total loans on an annualized basis in the third quarter of 2017, up from $6.0 million, or 0.13%, of average total loans in the second quarter of 2017.  Net charge-offs to energy credits in the third quarter of 2017 totaled $3.6 million, consisting of gross charge-offs of $7.6 million, net of recoveries of $4.0 million.  There were no charges-offs related to energy credits in the second quarter of 2017.  Third quarter residential mortgage charge-offs were up $1.4 million compared to second quarter 2017 due largely to a single credit and not necessarily indicative of a portfolio trend.  Consumer loan charge-offs also increased $1.1 million compared to second quarter, however, was lower than first and fourth quarters of 2017 and 2016, respectively.

The following table provides a breakout of the Company’s allowance for loan loss for the energy portfolio, allocated by sector, as of September 30, 2017.

(in millions)	Outstanding Balance	Allocated Allowance for Loan and Lease Losses	Allowance for Loan and Lease Losses as a % of Loans
Upstream (reserve-based lending)	$380	$18.2	4.8%
Midstream	55	0.7	1.2
Support - drilling	153	12.8	8.4
Support - nondrilling	545	48.1	8.8
Total	$1,133	$79.8	7.0%

Management continues to closely monitor the impact that the sustained decrease in oil and natural gas prices will have on the ability of the Company’s energy related customers to service their debt.  Part of the ongoing monitoring includes a review of customers’ balance sheets, leverage ratios, collateral values and other critical lending metrics.  As previously noted, even with improving oil prices, management expects a continued lag in the recovery of energy service and support credits.  Many reserve based lending credits are showing signs of improvement given the stabilization of oil prices.  We continue to expect lagging improvement in the support sector, with the expectation for land based services to recover more quickly than drilling and non-drilling services that support offshore production.  As new information becomes available, additional risk rating downgrades could occur, which could lead to additional loan loss provisions, a higher allowance for loan losses, and additional charge-offs.  Management believes that any additional losses will be manageable and that capital will remain solid.  Based upon information currently available, management is maintaining the estimate that net charge-offs from energy related credits could approximate $65 million to $95 million over the duration of the cycle, which started in the fourth quarter of 2014.  To date, the Company has recorded approximately $68 million in energy related net charge-offs since the start of the cycle including the net charge-off of $3.6 million in the current quarter.  See Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2016 for further discussion of our energy portfolio and its potential impact on the allowance for loan losses.

The following table sets forth activity in the allowance for loan losses for the periods indicated:

	Three months ended			Nine months ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2017	2017	2016	2017	2016
Allowance for loan losses at beginning of period	$221,865	$213,550	$226,086	$229,418	$181,179
Loans charged-off:
Non-purchased credit impaired loans (a):
Commercial non real estate	9,029	1,427	5,292	35,247	27,504
Commercial real estate - owner-occupied	10	488	461	527	1,660
Total commercial & industrial	9,039	1,915	5,753	35,774	29,164
Commercial real estate - income producing	—	153	—	160	191
Construction and land development	479	77	235	593	827
Residential mortgages	1,693	401	316	2,383	908
Consumer	7,584	6,568	6,135	22,691	17,403
Total non-purchased credit impaired charge-offs	18,795	9,114	12,439	61,601	48,493
Purchased credit impaired loans:
Commercial non real estate	—	—	—	—	—
Commercial real estate - owner-occupied	—	—	—	—	28
Total commercial & industrial	—	—	—	—	28
Commercial real estate - income producing	—	—	—	—	1
Construction and land development	19	4	—	77	18
Residential mortgages	16	27	68	102	91
Consumer	—	14	—	153	8
Total purchased credit impaired charge-offs	35	45	68	332	146
Total charge-offs	18,830	9,159	12,507	61,933	48,639
Recoveries of loans previously charged-off:
Non-purchased credit impaired loans (a):
Commercial non real estate	4,621	880	907	6,437	2,709
Commercial real estate - owner-occupied	94	43	49	337	287
Total commercial & industrial	4,715	923	956	6,774	2,996
Commercial real estate - income producing	257	23	405	655	673
Construction and land development	285	268	297	1,001	1,422
Residential mortgages	54	154	17	316	497
Consumer	1,701	1,761	1,233	5,176	4,272
Total non-purchased credit impaired recoveries	7,012	3,129	2,908	13,922	9,860
Purchased credit impaired loans:
Commercial non real estate	3	—	68	5	76
Commercial real estate - owner-occupied	17	18	43	110	163
Total commercial & industrial	20	18	111	115	239
Commercial real estate - income producing	—	—	—	—	2
Construction and land development	10	16	45	49	98
Residential mortgages	4	14	30	23	33
Consumer	1	42	6	72	112
Total purchased credit impaired recoveries	35	90	192	259	484
Total recoveries	7,047	3,219	3,100	14,181	10,344
Net charge-offs - non-purchased credit impaired loans	11,783	5,985	9,531	47,679	38,633
Net charge-offs - purchased credit impaired loans	—	(45)	(124)	73	(338)
Total net charge-offs	11,783	5,940	9,407	47,752	38,295
Provision for loan losses before FDIC benefit - purchased credit impaired loans	180	(912)	(6)	(2,968)	(3,750)
Benefit attributable to FDIC loss share agreement	—	696	(410)	2,526	3,027
Provision for loan losses non-purchased credit impaired loans	12,860	15,167	19,388	44,424	96,927
Provision for loan losses, net	13,040	14,951	18,972	43,982	96,204
Increase (decrease) in FDIC loss share receivable	—	(696)	410	(2,526)	(3,027)
Allowance for loan losses at end of period	$223,122	$221,865	$236,061	$223,122	$236,061
Ratios:
Gross charge-offs - non-purchased credit impaired to average loans	0.40%	0.20%	0.31%	0.46%	0.41
Recoveries - non-purchased credit impaired to average loans	0.15%	0.07%	0.07%	0.10%	0.08
Net charge-offs - non-purchased credit impaired to average loans	0.25%	0.13%	0.24%	0.35%	0.32
Allowance for loan losses to period-end loans	1.19%	1.20%	1.47%	1.19%	1.47

(a)	Non-purchased credit impaired loans includes originated and acquired loans.

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, troubled debt restructurings and foreclosed and surplus ORE and other foreclosed assets.  Loans past due 90 days or more and still accruing are also disclosed.

	September 30,	December 31,
(in thousands)	2017	2016
Loans accounted for on a nonaccrual basis: (a)
Commercial non-real estate	$76,933	$170,703
Commercial non-real estate - restructured	112,049	78,334
Total commercial non-real estate	188,982	249,037
Commercial real estate - owner occupied	13,704	13,432
Commercial real estate - owner-occupied - restructured	601	981
Total commercial real estate - owner-occupied	14,305	14,413
Total commercial & industrial	203,287	263,450
Commercial real estate - income producing	8,766	13,147
Commercial real estate - income producing - restructured	5,594	807
Total commercial real estate - income producing	14,360	13,954
Construction and land development	3,137	3,652
Construction and land development - restructured	155	898
Total construction and land development	3,292	4,550
Residential mortgage	33,495	22,814
Residential mortgage - restructured	1,179	851
Total residential mortgage	34,674	23,665
Consumer	13,946	12,351
Consumer - restructured	117	—
Total consumer	14,063	12,351
Total nonaccrual loans	$269,676	$317,970
Restructured loans - still accruing:
Commercial non-real estate	$89,913	$32,887
Commercial real estate - owner occupied	1,600	493
Total commercial & industrial	91,513	33,380
Commercial real estate - income producing	3,864	5,939
Construction and land development	—	—
Residential mortgage	971	259
Consumer	387	240
Total restructured loans - still accruing	96,735	39,818
Total nonperforming loans	366,411	357,788
ORE and foreclosed assets	21,219	18,943
Total nonperforming assets (b)	$387,630	$376,731
Loans 90 days past due still accruing	$28,850	$3,039
Total restructured loans	$216,430	$121,689
Ratios:
Nonperforming assets to loans plus ORE and foreclosed assets	2.06%	2.25%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	56.45%	63.58%
Loans 90 days past due still accruing to loans	0.15%	0.02%

(a)

Nonaccrual loans and accruing loans past due 90 days or more do not include acquired credit-impaired loans which were written down to fair value upon acquisition and accrete interest income the remaining life of the loan.

(b)	Includes total nonaccrual loans, total restructured loans - still accruing and ORE and foreclosed assets.

Nonperforming assets totaled $388 million at September 30, 2017, up $11 million, or 3%, from December 31, 2016, up $41 million, or 12%, from June 30, 2017 and up $57 million from September 30, 2016.  During the third quarter of 2017, total nonperforming loans increased approximately $38 million, and up $9 million compared to December 31, 2016. Most of the increase in nonperforming loans linked quarter was in nonenergy commercial, with approximately $13 million of the increase in the energy portfolio. ORE and other foreclosed assets increased approximately $3 million in the third quarter of 2017, due mostly to the transfer of consolidated bank-owned facilities.  Nonperforming assets as a percent of total loans, ORE and other foreclosed assets was 2.06% at September 30, 2017, up 18 bps from June 30, 2017.  This ratio was at 2.25% at December 31, 2016 and 2.06% at September 30, 2016.

Short-Term Investments

Short-term liquidity assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors.  Short-term liquidity investments, including interest-bearing bank deposits and federal funds sold, were $112 million at September 30, 2017. This represents a decrease of $15 million and $17 million from June 30, 2017 and September 30, 2016, respectively.  These assets are highly volatile on a daily basis depending upon movement in customer loan and deposit accounts.  Average short-term investments of $195 million for the third quarter of 2017 were down $510 million compared to the second quarter of 2017, and down $233 million compared to the third quarter of 2016. Year-to-date average short-term investments were $435 million, a decrease of $17 million from the same period in 2016.  See the Liquidity section above for further discussion regarding the Company’s management of its short-term investment portfolio and the impact upon its liquidity in general.

Deposits

Total deposits were $21.5 billion at September 30, 2017, up $91 million, or less than 1% from June 30, 2017, and up $2.6 billion, or 14%, from September 30, 2016.  Average deposits for the third quarter of 2017 were $21.3 billion, up $417 million, or 2%, from the second quarter of 2017 and up $2.6 billion, or 14%, from the third quarter of 2016. The deposits assumed in the FNBC transactions made up $1.6 billion of the increase in both deposits and average deposits over the third quarter 2016.

Noninterest-bearing demand deposits were $7.9 billion at September 30, 2017, up $9 million, or less than 1%, linked quarter, and $353 million, or 5%, year over year. The FNBC transactions added noninterest-bearing demand deposits of $259 million, compared to the third quarter of 2016.  Noninterest-bearing demand deposits comprised 37% of total deposits at September 30, 2017 and June 30, 2017, and 40% at September 30, 2016.

Interest-bearing transaction and savings accounts of $7.9 billion at September 30, 2017 decreased $509 million, or 6%, compared to June 30, 2017 and $1.3 billion, or 19%, compared to September 30, 2016.  The majority of the increase over the third quarter of 2016 was related to the FNBC transactions.

Interest-bearing public fund deposits totaled $2.8 billion at September 30, 2017, down $225 million, or 9% from June 30, 2017 and up $368 million, or 15% compared to September 30, 2016.  Time deposits other than public funds totaled $3.0 billion at September 30, 2017 up $366 million from June 30, 2017, which includes an increase in brokered CD’s of $317 million.

Short-Term Borrowings

At September 30, 2017, short-term borrowings totaled $1.7 billion, down $74 million from June 30, 2017, as FHLB borrowings decreased $28 million, and securities sold under agreements to repurchase increased $30 million.  Short-term borrowings increased $661 million from September 30, 2016, due to both an increase in the Company’s FHLB borrowings and the assumption of $511 million in short-term FHLB borrowings as part of the FNBC I transaction.  The Company used a portion of the excess liquidity acquired in the FNBC II transaction to pay down FHLB debt.

Average quarter-to-date short-term borrowings of $1.9 billion in the third quarter of 2017 were down $323 million, or 14% compared to the second quarter of 2017, and up $543 million, or 40% compared to the third quarter of 2016.  Customer repurchase agreements and FHLB borrowings are the major sources of short-term borrowings. Customer repurchase agreements are offered mainly to commercial customers to assist them with their cash management strategies or to provide a temporary investment vehicle for their excess liquidity pending redeployment for corporate or investment purposes. While customer repurchase agreements provide a recurring source of funds to the Bank, the amounts available over time can be volatile.  FHLB borrowings are funds from the Federal Home Loan Bank that are collateralized by single family and commercial real estate loans included in the Bank’s loan portfolio, subject to specific criteria.

Long-Term Debt

At September 30, 2017, long-term debt totaled $331 million, down $77 million from June 30, 2017.  The Company was in compliance with all contractual covenants, as amended, related to long-term debt as of September 30, 2017.

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

The following table shows the commitments to extend credit and letters of credit at September 30, 2017 according to expiration date.

		Expiration Date

		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$6,651,407	$2,991,344	$1,571,652	$1,177,179	$911,232
Letters of credit	356,374	310,052	35,539	10,651	132
Total	$7,007,781	$3,301,396	$1,607,191	$1,187,830	$911,364

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

The Company measures its interest rate sensitivity primarily by running various net interest income simulations.  The Company’s balance sheet is asset sensitive over a two-year period due to a larger volume of rate sensitive assets than rate sensitive liabilities.  The model measures annual net interest income sensitivity relative to a base case scenario and incorporates assumptions regarding balance sheet growth and the mix of earning assets and funding sources as well as pricing, repricing and maturity characteristics of the existing and projected balance sheet.

The table below presents the results of simulations run as of September 30, 2017 for year 1 and year 2, assuming the indicated instantaneous and sustained parallel shift in the yield curve at the measurement date. The results demonstrate an increase in net interest income as rates rise and a decline should rates fall as compared to the stable rate environment assumed for the base case.

Net Interest Income (te) at Risk
	Estimated
Change in	increase (decrease)
interest rate	in net interest income (te)
(basis points)	Year 1	Year 2
(100)	(2.66)%	(5.56)%
+100	2.16%	3.29%
+200	4.07%	5.91%
+300	5.39%	7.61%

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

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were effective.

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.  Exhibits

(a)  Exhibits:

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	Exhibit	Filing Date
3.1	Composite Articles of the Company		10-K	3.1	2/24/2017
3.2	Amended and Restated Bylaws		10-K	3.2	2/24/2017
10.1	Notice of Lease by and between HPT New Orleans OSS, LLC and Whitney Bank	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	XBRL Interactive Data	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hancock Holding Company

By:	/s/ John M. Hairston
John M. Hairston
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Michael M. Achary
Michael M. Achary
Chief Financial Officer
(Principal Financial Officer)

Date:	November 7, 2017