Form 10-K
period 2017-12-31
HANCOCK HOLDING CO
filed 2018-02-27
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017.

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 23, 2018 was $4.1 billion based upon the closing market price on NASDAQ on June 30, 2017. For purposes of this calculation only, shares held by nonaffiliates are deemed to consist of (a) shares held by all shareholders other than directors and executive officers of the registrant plus (b) shares held by directors and officers as to which beneficial ownership has been disclaimed.

On January 31, 2018, the registrant had 85,253,113 shares of common stock outstanding.

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

Form 10-K

Hancock Holding Company

Glossary of Defined Terms

ALCO – Hancock’s Asset Liability Management Committee

AOCI – accumulated other comprehensive income or loss

ALLL – allowance for loan and lease losses

AMT – Alternative Minimum Tax

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

FFIEC – Federal Financial Institutions Examination Council

FHA – Federal Housing Administration

FHLB – Federal Home Loan Bank

FNBC or First NBC – The former New Orleans, Louisiana-based First NBC Bank that failed on April 28, 2017

FNBC I – Transaction in which the Company acquired selected assets and liabilities from FNBC under agreement dated March 10, 2017

FNBC II – Transaction in which the Company acquired selected assets and liabilities from the FDIC as receiver for FNBC under agreement dated April 28, 2017

GAAP – Generally Accepted Accounting Principles in the United States of America

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

PPNR – pre-provision net revenue

SEC – U.S. Securities and Exchange Commission

Securities Act – Securities Act of 1933, as amended

Tax Act – Tax Cuts and Jobs Act of 2017

TDR – troubled debt restructuring (as defined in ASC 310-40)

te – taxable equivalent adjustment

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

U.S. Treasury – The United States Department of the Treasury

Volcker Rule – section 619 of the Dodd-Frank Act and regulations promulgated thereunder, as applicable

Whitney Bank – wholly-owned subsidiary of Hancock Holding Company, through which Hancock conducts its banking operations

PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning and protections of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended.  Important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are set forth in this Annual Report on Form 10-K and in other reports or documents that we file from time to time with the SEC and include, but are not limited to, the following:

•	balance sheet and revenue growth expectations;
•

the provision for loans losses, management’s predictions about charge-offs of loans, including energy-related credits, the impact of changes in oil and gas prices on our energy portfolio, and the downstream impact on businesses that support the energy sector, especially in the Gulf Coast region;

•	the impact of the FNBC and Capital One transactions or future business combinations on our performance and financial condition including our ability to successfully integrate the businesses;
•	deposit trends;
•	credit quality trends;
•	net interest margin trends;
•	future expense levels;
•	success of revenue-generating initiatives;
•	the effectiveness of derivative financial instruments and hedging activities to manage risks;
•	projected tax rates;
•	future profitability;
•	changes in interest rates;
•	improvements in expense to revenue (efficiency) ratio;
•	purchase accounting impacts such as accretion levels;
•	possible repurchases of shares under stock buyback programs;
•	impact of tax reform; and
•	financial impact of regulatory requirements.

Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “forecast,” “goals,” “targets,” “initiatives,” “focus,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Forward-looking statements are based upon the current beliefs and expectations of management and on information currently available to management. Our statements speak as of the date hereof, and we do not assume any obligation to update these statements or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.  Factors that could cause actual results to differ from those expressed in the Company’s forward-looking statements include, but are not limited to, those risk factors outlined in Item 1A. “Risk Factors.”

You are cautioned not to place undue reliance on these forward-looking statements. We do not intend, and undertake no obligation, to update or revise any forward-looking statements, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements, except as required by law.

ITEM 1.       BUSINESS

ORGANIZATION AND RECENT DEVELOPMENTS

Hancock Holding Company (which we refer to as “Hancock” or the “Company”) is a financial services company organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended. In 2002, the Company qualified as a financial holding company, giving it broader powers to engage in financial activities. The corporate headquarters of the Company is located in Gulfport, Mississippi. The Company provides a comprehensive network of full service financial choices to the Gulf South region through its bank subsidiary, Whitney Bank (the “Bank”), a Mississippi state bank. Whitney Bank operates under two century-old brands: “Hancock Bank” in Mississippi, Alabama and Florida and “Whitney Bank” in Louisiana and Texas. Whitney Bank also operates a loan production office in Nashville, Tennessee under both the Hancock and Whitney Bank brands. In May 2018, we plan to consolidate our two iconic brands, subject to necessary approvals, and operate the financial holding company and the Bank as Hancock Whitney Corporation and Hancock Whitney Bank, respectively. This decision highlights our respect for the legacy of two grand old banks, which have come together to serve clients in the Gulf South region and to grow shareholder value.

Following the Whitney Holding Corporation acquisition in 2011, our growth was mostly organic through the expansion of products that are targeted across the Company’s footprint.  Additionally, we opened a loan production office in Nashville, Tennessee to further expand our lending footprint.  In the first half of 2017, we completed two transactions in which we acquired certain assets and assumed certain liabilities of the former New Orleans, Louisiana based First NBC Bank (“FNBC”). These transactions added approximately $1.4 billion of loans and $1.9 billion in deposits. In December 2017, we entered into an agreement to acquire the bank-managed high net worth individual and institutional investment management and trust business of Capital One, National Association (“Capital One”). The transaction is expected to close late in the second quarter of 2018, subject to regulatory approvals and other customary conditions.  The combination is expected to bring assets under administration and assets under management to approximately $26 billion and $10 billion, respectively, and produce combined annual revenue of $70 to75 million.

At December 31, 2017 our balance sheet grew to $27.3 billion, with loans totaling $19.0 billion and deposits totaling $22.3 billion, and we had 3,887 employees on a full time equivalent basis.

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

We also offer other services through nonbank subsidiaries. Hancock Investment Services, Inc. provides discount investment brokerage services, annuity and life insurance products and participates in select underwriting transactions, primarily for banking clients with which we have an existing relationship. Harrison Finance Company provides consumer financing services. Whitney Equipment Finance, LLC and Whitney Equipment Finance and Leasing, LLC, provide commercial finance products to middle market and corporate clients, including loans, leases and related structures. We also have several special purpose subsidiaries to facilitate investment in new market tax credit activities and others that operate and sell certain foreclosed assets. Total revenue from nonbank subsidiaries accounted for less than 10% of our consolidated revenue in 2017.

Our operating strategy is to provide customers with the financial sophistication and range of products of a regional bank, while successfully retaining the commercial appeal and level of service of a community bank. Our size and scale enables us to attract and retain high quality employees, whom we refer to as associates, who are focused on executing this strategy.

The main industries along the Gulf Coast are energy and related service industries, military and government related facilities, educational and medical complexes, petrochemical industries, port facility activities and transportation and related industries, tourism and related service industries, and the gaming industry. As a result of stress in the energy sector, we have been reducing our overall concentration in that industry while continuing to grow in other areas, creating a more diversified loan portfolio.

Our priority is to grow core revenue in our existing markets, while controlling expenses. We have invested in promoting new and enhanced products that contribute to the goals of continuing to diversify our sources of revenue and increasing core deposit funding.  The FNBC transactions strengthened our position in the greater New Orleans area, where we already hold one of the top market shares.  Our anticipated acquisition of Capital One’s trust and investment management business is expected to position us to become a Top 50 trust firm (by revenue) in the United States. We will continue to evaluate future acquisition opportunities that have the potential to increase shareholder value, provided overall economic conditions and our capital levels support such a transaction. We remain focused on maintaining two hallmarks of our past culture: a strong balance sheet and a commitment to excellent credit quality.

Additional information regarding the Company and the Bank is available at https://www.hancockwhitney.com using the link titled Investor Relations.

Loan Production, Underwriting Standards and Credit Review

The Bank’s primary lending focus is to provide commercial, consumer and real estate loans to consumers, to small and middle market businesses, and to corporate clients in the markets served by the Bank. We seek to provide quality loan products that are attractive to the borrower and profitable to the Bank. We look to build strong, profitable client relationships over time and maintain a strong presence and position of influence in the communities we serve. Through our relationship-based approach we have developed a deep knowledge of our customers and the markets in which they operate. We continually work to ensure consistency of the lending processes across our banking footprint, to strengthen the underwriting criteria we employ to evaluate new loans and loan renewals, and to diversify our loan portfolio in terms of type, industry and geographical concentration. We believe that these measures position the Bank to meet the credit needs of businesses and consumers in the markets we serve while pursuing a balanced strategy of loan profitability, growth, and credit quality.

The following describes the underwriting procedures of the lending function and presents our principal categories of loans. The results of our lending activities and the relative risk of the loan portfolio are discussed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Bank has a set of loan policies, underwriting standards and key underwriting functions designed to achieve a consistent lending and credit review approach. Our underwriting standards address the following criteria:

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

Additionally, our loan concentration policy sets limits and manages our exposures within specified concentration tolerances, including those to particular borrowers, foreign entities, industries, and property types for commercial real estate. This policy sets standards for portfolio risk management and reporting, the monitoring of large borrower concentration limits and systematic tracking of large commercial loans and our portfolio mix. We continually monitor our concentration of commercial real estate and energy-related loans to ensure the mix is consistent with our risk tolerance. We define concentration as the total of funded and unfunded commitments as a percentage of total Bank capital (as defined for risk-based capital ratios). Portfolio segment concentrations (shown as a percentage of risk-based capital) as of December 31, 2017 are as follows:

Portfolio Segment Concentrations

•	Commercial non-real estate — 487%
•	Commercial real estate - owner occupied — 118%
•	Non-owner occupied commercial real estate — 169%
•	Residential mortgage — 112%
•	Consumer real estate secured — 87%
•	Consumer other — 50%

The following details the more significant industry concentrations for commercial non-real estate and owner occupied real estate included above (shown as a percentage of risk-based capital) as of December 31, 2017:

Significant Industry Concentrations

•	Mining, oil and gas — 65%
•	Manufacturing — 55%
•	Healthcare and social service — 53%
•	Retail trade – 44%
•	Real estate — 50%
•	Construction — 46%
•	Finance and insurance — 38%
•	Wholesale trade – 36%
•	Government, public administration – 35%
•	Transportation and warehousing — 33%
•	Professional, scientific and technology services — 27%
•	Education – 24%

Our underwriting process is structured to require oversight that is proportional to the size and complexity of the lending relationship. We delegate designated regional managers, relationship managers, and credit officers loan authority that can be utilized to approve credit commitments for a single borrowing relationship. The limit of delegated authority is based upon the experience, skill, and training of the relationship manager or credit officer. Certain types and sizes of loans and relationships must be approved by either one of the Bank’s centralized underwriting units or by Regional or Senior Regional Commercial Credit Officers, either individually or jointly with the Chief Credit Officer of the Bank, depending upon the overall size of the borrowing relationship.

Loans are underwritten in accordance with the underwriting standards and loan policies of the Bank. Loans are underwritten primarily on the basis of the borrower’s ability to make timely debt service payments, and secondarily on collateral value. Generally, real estate secured loans and mortgage loans are made when the borrower produces evidence of the ability to make timely debt service payments along with appropriate equity investment in the property. Appropriate and regulatory compliant third party valuations are required at the time of origination for real estate secured loans.

The following briefly describes the composition of our loan portfolio by segment:

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

Commercial non-real estate loans may be secured by the assets being financed or other tangible or intangible business assets such as accounts receivable, inventory, ownership, enterprise value, or commodity interests, and may incorporate a personal or corporate guarantee; however, some short-term loans may be made on an unsecured basis, including a small portfolio of corporate credit cards, generally issued as a part of overall customer relationships.  Asset-based loans, such as accounts receivables and commodity interest secured loans, may have limits on borrowing that are based on the collateral values.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

The commercial non-real estate loan portfolio includes the majority of our energy-based lending, which totaled $1.1 billion, or 5.6%, of total loans at December 31, 2017. Industry conditions across the energy sector began to deteriorate in late 2014 and continue to reflect elevated risk. We have responded by gradually reducing overall energy-related loan concentration since the start of the energy cycle, working toward a target of about 5% of total loans.

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

Repayment of commercial real estate – income producing loans is generally dependent on the successful operation of the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing the Bank’s commercial real estate – income producing portfolios are diverse in terms of type and geographic location. We monitor and evaluate these loans based on collateral, geography and risk grade criteria. This portfolio has experienced minimal losses in the last few years; however, past experience has shown that commercial real estate conditions can be volatile, so we actively monitor concentrations within this portfolio segment.

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

Acquisition and development loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of real estate absorption and lease rates, and financial analysis of the developers and property owners. Construction loans are generally based upon cost estimates, the amount of sponsor equity investment, and the projected value of the completed project. The Bank monitors the construction process to mitigate or identify risks as they arise. Construction loans often involve the disbursement of substantial funds with repayment largely dependent on the success of the ultimate project. Sources of repayment for these types of construction loans may be pre-committed permanent loans from approved long-term lenders, sales of developed property, or an interim loan commitment from the Bank until permanent financing is obtained. These loans are typically closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions, and the availability of long-term financing to repay the construction loan in full.

Owner occupied loans for the development and improvement of real property to commercial customers to be used in their business operations are underwritten subject to normal commercial and industrial credit standards and are generally subject to project tracking processes, similar to those required for the non-owner occupied loans.

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

Securities Portfolio

Our investment portfolio primarily consists of U.S. agency debt securities, U.S. agency mortgage-related securities and obligations of states and municipalities classified as either available for sale or held to maturity. We consider the available for sale portfolio as one of many sources of liquidity available to fund our operations. Investments are made in accordance with an investment policy approved by the Board Risk Committee.  Company policies generally limit investments to agency securities and municipal securities determined to be investment grade according to an internally generated score, which generally includes a rating of not less than “Baa” or its equivalent by a nationally recognized statistical rating agency.  The investment portfolio is tested monthly under multiple stressed interest rate scenarios, the results of which are used to manage our interest rate risk position. The rate scenarios include regulatory and management agreed upon instantaneous and ramped rate movements that may be up to plus 500 basis points. The combined portfolio has a target effective duration of two to five years.

We also utilize a significant portion of the securities portfolio to secure certain deposits and other liabilities requiring collateralization. However, to maintain an adequate level of liquidity, we limit the percentage of securities that can be pledged in order to keep a portion of securities available for sale. The securities portfolio can also be pledged to increase our line of credit available at the Federal Home Loan Bank (FHLB) of Dallas, although we have not had to do so historically.

The investments subcommittee of the asset/liability committee (ALCO) is responsible for the oversight, monitoring and management of the investment portfolio. The investments subcommittee is also responsible for the development of investment strategies for the consideration and approval of ALCO. Final authority and responsibility for all aspects of the conduct of investment activities rests with the Board Risk Committee, all in accordance with the overall guidance and limitations of the investment policy. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Enterprise Risk Management,” for further discussion.

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

The Bank also holds deposits of public entities. The Bank’s strategy for acquiring public funds, as with any type of deposit, is determined by ALCO’s funding and liquidity subcommittee while pricing decisions are determined by ALCO’s deposit pricing subcommittee. Typically, many public fund deposits are allocated based upon the rate of interest offered and the ability of a bank to provide collateralization. The Bank can influence the level of its public fund deposits through pricing decisions. Public deposits typically require the pledging of collateral, most commonly marketable securities and Federal Home Loan Bank letters of credit. This is taken into account when determining the level of interest to be paid on public deposits. The pledging of collateral, monitoring and management reporting represents additional operational requirements for the Bank. Public fund deposits are more volatile than other core deposits because they tend to be price sensitive and have high balances. Public funds are only one of many possible sources of liquidity that the Bank has available to draw upon as part of its liquidity funding strategy as set by ALCO.

Total deposits at December 31, 2017 included $820 million of brokered deposits, or less than 4% of total deposits. Brokered deposits represent funds which the Bank obtains through deposit brokers who sell participations in a given bank deposit account or instrument to one or more investors. These brokered deposits are fully insured by the FDIC because they are participated out by the deposit broker in shares of $250,000 or less. These brokered deposits issuances were approved by ALCO as one component of its funding strategy to support ongoing asset growth until such time as customer deposit growth ultimately replaces the brokered deposits. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the Bank may continue to accept brokered deposits as long as it is either “well-capitalized” or “adequately-capitalized.”

Trust Services

The Bank, through its trust department, offers a full range of trust services on a fee basis. In its trust capacities, the Bank provides investment management services on an agency basis and acts as trustee for pension plans, profit sharing plans, corporate and municipal bond issues, living trusts, life insurance trusts and various other types of trusts created by or for individuals, businesses, and charitable and religious organizations. As of December 31, 2017, the trust department of the Bank had approximately $15.5 billion of assets under administration compared to $15.1 billion as of December 31, 2016.  As of December 31, 2017, administered assets include investment management and investment advisory agency accounts totaling $4.0 billion, corporate trust accounts totaling $4.2 billion, and the remaining balances were personal, employee benefit, estate and other trust accounts.  Trust operations are expected to expand with the pending acquisition of the bank-managed high net worth individual and institutional investment management and trust business from Capital One, announced in December 2017 and expected to close in second quarter of 2018, pending regulatory approval. The transaction provides an opportunity to become a top 50 trust firm by revenue in the United States.

COMPETITION

The financial services industry is highly competitive in our market area. The principal competitive factors in the markets for deposits and loans are interest rates and fee structures associated with the various products offered. We also compete through the efficiency, quality, and range of services and products we provide, as well as the convenience provided by an extensive network of customer access channels including local branch offices, ATMs, online and mobile banking, and telebanking centers. In attracting deposits and in our lending activities, we generally compete with other commercial banks, savings associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, mutual funds and insurance companies, and other financial and non-financial institutions offering similar products.

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

Changes in laws and regulations may alter the structure, regulation and competitive relationships of financial institutions. It cannot be predicted whether and in what form new laws and regulations may be adopted or the extent to which the business of the Company and the Bank may be affected thereby.

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

The Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) substantially revised the statutory restrictions separating banking activities from certain other financial activities, and established a comprehensive framework that permits affiliations among qualified bank holding companies, commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company to engage in a full range of financial activities through a financial holding company. Under the GLB Act, bank holding companies that are “well-capitalized” and “well-managed”, as defined in Federal Reserve Regulation Y, which have and maintain “satisfactory” ratings under the Community Reinvestment Act of 1977, as amended (the “CRA”), and meet certain other conditions, can elect to become “financial holding companies.”  Financial holding companies, like the Company, and their subsidiaries are permitted to acquire or engage in activities such as insurance underwriting, securities underwriting, a broad range of insurance agency activities, merchant banking, and other activities that the Federal Reserve determines to be financial in nature or complementary thereto.

The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve or waiver of such prior approval before it: (1) acquires ownership or control of any voting shares of any bank if, after such acquisition, such bank holding company will own or control more than five percent (5%) of the voting shares of such bank, (2) acquires all of the assets of a bank, (3) merges with any other bank holding company, or (4) engages in permissible non-banking activities. In reviewing a proposed covered acquisition, among other factors, the Federal Reserve considers a bank holding company’s financial and managerial resources, the competitive effects of the transaction, the future prospects of the companies and banks concerned, and the convenience and needs of the communities to be served. The Federal Reserve also reviews any indebtedness to be incurred by a bank holding company in connection with a proposed acquisition to ensure that the bank holding company can service such indebtedness without adversely affecting its ability to serve as a source of strength to its bank subsidiaries.

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

Capital Requirements

The Federal Reserve has adopted capital adequacy guidelines for bank holding companies that are particularly important in the Federal Reserve’s evaluation of its overall safety and soundness, and are an important factor considered by the Federal Reserve in evaluating any applications made by such holding company to the Federal Reserve. If regulatory capital falls below minimum levels, a financial holding company may lose its status as a financial holding company and a bank holding company or bank may be subject to dividend restrictions or denied approval to acquire or establish additional banks or non-bank businesses or to open additional facilities.

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

There are two measures of regulatory capital applicable to bank holding companies, which are (1) the leverage capital ratio and (2) the risk-based capital ratios. The essential difference between the leverage capital ratio and the risk-based capital ratios is that the latter measures capital against both balance sheet and off-balance sheet risks that are both identified and risk-weighted.

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

The rules are designed to make regulatory capital requirements more sensitive to differences in risk profiles, to take into account off-balance sheet exposure and to minimize disincentives for holding liquid assets. Under the risk-based capital guidelines, assets are assigned to one of several risk categories, ranging from 0% to 1,250%, though the Company does not have any assets assigned to a risk category over 150%.   For example, U.S. Treasury securities are assigned to the 0% risk category while most categories of loans are assigned to the 100% risk category. Off-balance sheet exposures such as unfunded commitments and standby letters of credit are risk-weighted and all or a portion thereof are included in risk-weighted assets based on an assessment of the relative risks that they present. The risk-weighted asset base is equal to the sum of the aggregate dollar values of assets and off-balance sheet items in each risk category, multiplied by the weight assigned to that category.

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

As of December 31, 2017 and throughout 2017, the Company and the Bank were considered well-capitalized institutions by regulatory agencies. An institution is deemed to be well-capitalized if it is not subject to regulatory order, agreement or directive to meet and maintain a specified capital level for any capital measure, and, in the case of the Bank, exceeds the well-capitalized minimum requirement under the FDIC’s Prompt Corrective Action definition.  Leverage capital ratio and risk-based capital ratios as of December 31, 2017, under currently applicable capital adequacy rules for the Company and the Bank were as follows:

		Well-Capitalized	Minimum Capital Plus
		Under Prompt	Capital Conservation Buffer				Company at	Bank at
	Minimum	Corrective Action*	2016	2017	2018	2019	12/31/2017	12/31/2017
Tier 1 leverage capital ratio	4.00%	5.00%	N/A	N/A	N/A	N/A	8.43%	8.72%
Risk-based capital ratios
Common Equity Tier 1 capital	4.50%	6.50%	5.125%	5.75%	6.375%	7.00%	10.21%	10.54%
Tier 1 capital	6.00%	8.00%	6.625%	7.25%	7.875%	8.50%	10.21%	10.54%
Total risk-based capital (Tier 1 plus Tier 2)	8.00%	10.00%	8.625%	9.25%	9.875%	10.50%	11.90%	11.55%

*Applies to Bank

Payment of Dividends

Hancock is a legal entity separate and distinct from the Bank and other subsidiaries.  Its primary source of cash, other than securities offerings, is dividends from the Bank. Under the Federal Deposit Insurance Act, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC.  The payment of dividends by the bank may also be affected by other regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has formal and informal policies which provide that insured banks should generally pay dividends only out of current operating earnings.

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

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, and cessation of receipt of deposits from correspondent banks.  Critically undercapitalized institutions are subject to the appointment of a receiver or conservator within 90 days of becoming significantly undercapitalized, except under limited circumstances.  The Bank was well capitalized at December 31, 2017, and brokered deposits are not restricted.

Consumer Protection. The Dodd-Frank Act established the CFPB,  an independent regulatory authority housed within the Federal Reserve having centralized authority, including examination and enforcement authority, for consumer protection in the banking industry.  The CFPB has rule writing, examination, and enforcement authority with regard to the Bank’s (and the Company’s)

compliance with a wide array of consumer financial protection laws, including the Truth in Lending Act, the Real Estate Settlement Procedures Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the S.A.F.E. Mortgage Licensing Act, the Fair Credit Reporting Act (except Sections 615(e) and 628), the Fair Debt Collection Practices Act, and the Gramm-Leach-Bliley Act (sections 502 through 509 relating to privacy), among others. The CFPB has broad authority to enforce a prohibition on unfair, deceptive, or abusive acts and practice.  The Bank is subject to direct supervision and examination by the CFPB in respect of the foregoing consumer protection acts and regulations because the Bank’s total assets are over $10 billion as of December 31, 2017.

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

Deposit Insurance Assessments. The Deposit Insurance Fund (“DIF”) of the FDIC insures the deposits of the Bank generally up to a maximum of $250,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts.  The FDIC charges insured depository institutions premiums to maintain the DIF.  Deposit insurance assessments are based on average total assets minus average tier 1 capital.  For larger institutions, such as the Bank, the FDIC uses a performance score and a loss-severity score to calculate an initial assessment.   In calculating these scores, the FDIC uses a bank’s capital level and supervisory ratings (its “CAMELS ratings”) and certain financial measures to assess the institution’s ability to withstand asset-related stress and funding-related stress.  The FDIC has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations.

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

Bank regulators routinely examine institutions for compliance with these anti-money laundering obligations and recently have been active in imposing “cease and desist” and other regulatory orders and money penalty sanctions against institutions found to be in violation of these requirements.  In addition, the Financial Crimes Enforcement Network has adopted new regulations that require financial institutions to obtain beneficial ownership information for certain accounts.

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

Nonbanking Subsidiaries

The Company’s and Bank’s nonbanking subsidiaries are also subject to a variety of state and federal laws. For example, Hancock Investment Services, Inc. is subject to supervision and regulation by the SEC, Financial Industry Regulatory Authority (FINRA) and the State of Mississippi, and Harrison Finance Company is regulated by the State of Mississippi, including the Mississippi Department of Banking and Consumer Finance.

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

In 2016, the Federal Reserve, FDIC and SEC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping.  As of December 31, 2017, these rules had not been implemented.

Accounting and Controls

The Company is also required to file certain reports with, and otherwise comply with the rules and regulations of the SEC under federal securities laws.   For example, we are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board, and Nasdaq.  In particular, we are required to include management and independent registered public accounting firm reports on internal controls over financial reporting as part of our Annual Report on Form 10‑K in order to comply with Section 404 of the Sarbanes-Oxley Act.  We have evaluated our controls, including compliance with the SEC rules on internal controls.  The assessments of our financial reporting controls as of December 31, 2017 are included in this report under Item 9A. “Controls and Procedures.”  Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the values of our securities.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and business experience of our executive officers as of February 26, 2018:

Name	Age	Position
John M. Hairston	54	President of the Company since 2014; Chief Executive Officer since 2008 and Chief Operating Officer from 2008 to 2014; Director since 2006.
Michael M. Achary	57	Sr. Executive Vice President since 2017; Executive Vice President from 2008 to 2016; Chief Financial Officer since 2007.
Joseph S. Exnicios	62	Sr. Executive Vice President since 2017; Executive Vice President from 2011 to 2016; President of Whitney Bank since 2011.
D. Shane Loper	52

Sr. Executive Vice President since 2017; Executive Vice President from 2008 to 2016; Chief Operating Officer since 2014; Chief Administrative Officer from 2013 to 2014 and Chief Risk Officer from 2012 to 2013.

Stephen E. Barker	61	Executive Vice President since 2016; Chief Accounting Officer since 2011.
Cecil W. Knight Jr.	54	Executive Vice President since 2016; Chief Banking Officer since 2016; President and owner of Alidade partners, LLC from 2012 to 2016.
Joy Lambert Phillips	62	Executive Vice President since 2009; Corporate Secretary since 2011; General Counsel since 1999.

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

Our financial performance may be adversely affected by macroeconomic factors that affect the U.S. economy. Unfavorable economic conditions, particularly in the Gulf South region, could significantly affect the demand for our loans and other products, the ability of borrowers to repay loans, and the value of collateral securing loans.  A substantial portion of our loan portfolio is secured by real estate. In weak economies, or in areas where real estate market conditions are distressed, we may experience a higher than normal level of nonperforming real estate loans. The collateral value of the portfolio and the revenue stream from those loans could come under stress, and additional provisions for the allowance for loan and lease losses could be necessitated. Our ability to dispose of foreclosed real estate at prices at or above the respective carrying values could also be impaired, causing additional losses.

The energy sector of the economy experienced an increase in drilling activity and demand over the prior year; however, the sector remains under stress. The downturn in this industry has affected the performance of our energy loan portfolio and is expected to continue to have such effects in the near term.  Although the price of oil continues to trend upward, management expects a lag in the recovery of energy service and support credits. Additional risk rating downgrades could occur, which may result in additional loan loss provisions, a higher allowance for loan losses, and additional charge-offs. As of December 31, 2017, energy or energy-related loans comprised approximately 5.6% of our loan portfolio. Given the importance of the energy industry to the overall economies of Texas and Louisiana, two of our core markets, the performance of other business and commercial segments in these markets may become adversely affected when the energy sector is under stress.

Volatility in global financial markets may have a spillover effect that would ultimately impair the performance of the U.S. economy.

Certain changes in interest rates, mortgage origination, inflation, deflation, or the financial markets could affect our results of operations, demand for our products and our ability to deliver products efficiently.

Our assets and liabilities are primarily monetary in nature and we are subject to significant risks tied to changes in interest rates that are highly sensitive to many factors that are beyond our control. Our ability to operate profitably is largely dependent upon net interest income. Net interest income is the primary component of our earnings and is affected by both local external factors such as economic conditions in the Gulf South and local competition for loans and deposits, as well as broader influences, such as federal monetary policy and market interest rates. Unexpected movement in interest rates markedly changing the slope of the current yield curve could cause our net interest margins to decrease, subsequently reducing net interest income. In addition, such changes could adversely affect the valuation of our assets and liabilities.

As the Federal Reserve Board increases the Fed Funds rate, overall interest rates will likely rise, which may negatively impact the U.S. economy.  Further, changes in monetary policy, including changes in interest rates, could influence (i) the amount of interest we receive on loans and securities, (ii) the amount of interest we pay on deposits and borrowings, (iii) our ability to originate loans and obtain deposits, (iv) the fair value of our assets and liabilities, and (v) the reinvestment risk associated with changes in the duration of our mortgage-backed securities portfolio. When interest-bearing liabilities reprice or mature more quickly than interest-earning assets, an increase in interest rates generally would tend to result in a decrease in net interest income.

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

•	an increase in inflation could cause our operating costs related to salaries and benefits, technology, and supplies to increase at a faster pace than revenues.

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

Although management believes it has implemented an effective asset and liability management strategy to manage the potential effects of changes in interest rates, including the use of adjustable rate and/or short-term assets, and FHLB advances or longer term repurchase agreements, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on our financial condition and results of our operation and our strategies may not always be successful in managing the risk associated with changes in interest rates.

The financial soundness and stability of other financial institutions could adversely affect us.

Our ability to engage in routine funding transactions could be adversely affected by the actions and financial soundness and stability of other financial institutions as a result of credit, trading, clearing or other relationships with such institutions. We routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks and other institutional clients. As a result, defaults by, and even rumors regarding, other financial institutions, or the financial services industry generally, could impair our ability to effect such transactions and could lead to losses or defaults by us. In addition, a number of our transactions expose us to credit risk in the event of default of a counterparty or client. Additionally, our credit risk may be increased if the collateral we hold in connection with such transactions cannot be realized or can only be liquidated at prices that are not sufficient to cover the full amount of our financial exposure. Any such losses could have a material adverse effect on our financial condition and results of operations.

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

The Tax Cuts and Jobs Act enacted on December 22, 2017 provides significant changes to U.S. corporate and individual tax laws. The Act is expected to stimulate the U.S. economy, but the extent and timing of tangible benefits are uncertain.  Future changes to tax laws, including a repeal of all or part of this Act, could significantly impact our business in the form of greater than expected income tax expense. Such changes may also negatively impact the financial condition of our customers and/or overall economic conditions.

Governmental responses to market disruptions and other events may be inadequate and may have unintended consequences.

Congress and financial regulators may implement measures designed to stabilize financial markets in periods of disruption.  The overall impact of these efforts on the financial markets may be unclear and could adversely affect our business.

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

Securities analysts might not continue coverage on our common stock, which could adversely affect the market for our common stock.

The trading price of our common stock depends in part on the research and reports that securities analysts publish about us and our business.  We do not have any control over these analysts, and they may not continue to cover our common stock.  If securities analysts do not continue to cover our common stock, the lack of research coverage may adversely affect our market price.  If securities analysts continue to cover our common stock, and our common stock is the subject of an unfavorable report, the price of our common stock may decline.   If one or more of these analysts cease to cover us or fail to publish regular reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our common stock to decline.

Risks Related to the Financial Services Industry

We must maintain adequate sources of funding and liquidity.

Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to support our operations and fund outstanding liabilities, as well as to meet regulatory requirements. Our access to sources of liquidity in amounts adequate to fund our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include an economic downturn that affects the geographic markets in which our loans and operations are concentrated, or any material deterioration of the credit markets. Our access to deposits may also be affected by the liquidity needs of our depositors and the loss of deposits to alternative investments. Although we have historically been successful in replacing maturing deposits and advances as necessary, we might not be able to duplicate that success in the future, especially if a large number of our depositors were to withdraw their amounts on deposit. A failure to maintain an adequate level of liquidity could materially and adversely affect our business, financial condition and results of operations.

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

Although we make continuous efforts to maintain the security and integrity of our information systems and have not experienced a significant, successful cyber attack, threats to information systems continue to evolve and there can be no assurance that our security efforts and measures, or those of third parties on whom we rely, will continue to be effective. The risk of a security breach or disruption, particularly through cyber attack or cyber intrusion, has increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Threats to our information systems may originate externally from third parties such as foreign governments, organized crime and other hackers, outsourced or infrastructure support providers and application developers, or may originate internally. In addition, customers may use computers, smartphones and other mobile devices not protected by our control systems to access our products and services, including through bank kiosks or other remote locations. As a financial institution, we face a heightened risk of a security breach or disruption from attempts to gain unauthorized access to our and our customers’ data and financial information, whether through cyber attack, cyber intrusion over the internet, malware, computer viruses, attachments to e-mails, spoofing, phishing, or spyware. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

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

Our market areas are susceptible to hurricanes. Natural disasters, such as hurricanes and flooding and man-made disasters, such as oil spills in the Gulf of Mexico, can disrupt our operations; result in significant damage to our properties or properties and businesses of our borrowers, including property pledged as collateral; interrupt our ability to conduct business; and negatively affect the local economies in which we operate.

We cannot predict whether or to what extent damage caused by future hurricanes and other disasters will affect our operations or the economies in our market areas, but such events could cause a decline in loan originations, a decline in the value or destruction of properties securing the loans and an increase in the risk of delinquencies, foreclosures or loan losses.

We are exposed to reputational risk.

Negative public opinion can result from our actual or alleged improper activities, such as lending practices, data security breaches, corporate governance policies and decisions, and acquisitions, any of which may damage our reputation. Additionally, actions taken by government regulators and community organizations may also damage our reputation. Negative public opinion could adversely affect our ability to attract and retain customers or expose us to litigation and regulatory action.

Returns on pension plan assets may not be adequate to cover future funding requirements.

Investments in the portfolio of our defined benefit pension plan may not provide adequate returns to fully fund benefits as they come due, thus causing higher annual plan expenses and requiring additional contributions by us to the defined benefit pension plan.

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

Another competitive factor is that the financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. Our future success may depend, in part, on our ability to use technology competitively to offer products and services that provide convenience to customers and create additional efficiencies in our operations. The widespread adoption of new technologies could require us to make substantial capital expenditures to modify or adapt our systems to remain competitive and offer new products and services. We may not be successful in introducing new products and services in response to industry trends or developments in technology, or those new products may not be accepted by customers.

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

Our decisions regarding the credit risk associated with the loan portfolios acquired in the FNBC transactions could be incorrect and our credit mark may be inadequate, which may adversely affect our financial condition and results of operations.

Before entering into the FNBC I transaction, the Company conducted extensive due diligence on a significant portion of the loans ultimately acquired.  However, the Company’s review did not encompass each and every loan in the loan portfolio acquired.  In accordance with customary industry practices, the Company evaluated the loan portfolio based on various factors including, among other things, historical loss experience, economic risks associated with each loan category, volume and types of loans, trends in classification, volume and trends in delinquencies and nonaccruals, and general economic conditions, both local and national.  In this process, the Company’s management made various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness and financial condition of the borrowers, the value of the real estate, which is obtained from independent appraisers, other assets serving as collateral for the repayment of the loans, the existence of any guarantees and the economic environment in which the borrowers operate.  If the Company’s assumptions and judgments turn out to be incorrect, including as a result of the fact that its due diligence review did not cover each individual loan, the Company’s estimated credit mark against the loan portfolio in total may be insufficient to cover actual loan losses after the transaction closes, and adjustments may be necessary to allow for different economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside management’s control may require an increase in the provision for loan losses.  Material additions to the credit mark and/or allowance for loan losses would materially decrease the Company’s net income.

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

The U.S. government responded to the 2008 financial crisis at an unprecedented level by introducing various actions and passing legislation such as the Dodd-Frank Act that place increased focus and scrutiny on the financial services industry. The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as the one that occurred in 2008-2009. New regulations from the CFPB, which was established by the Dodd-Frank Act, such as the Ability to Repay Rules, may materially raise the risk of consummating consumer credit transactions. The full impact on our business and operations will not be fully known until regulations implementing the statute are fully implemented and applied. The new rules issued in the wake of the Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

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

The preparation of consolidated financial statements in conformity with U.S generally accepted accounting principles (“GAAP”), including the accounting rules and regulations of the Commission and the Financial Accounting Standards Board (the “FASB”), requires management to make significant estimates and assumptions that impact our financial statements by affecting the value of our assets or liabilities and results of operations. Some of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because materially different amounts may be reported if different estimates or assumptions are used. If such estimates or assumptions underlying our financial statements are incorrect, our financial condition and results of operations could be adversely affected.

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

Our ability to deliver and pay dividends depends primarily upon the results of operations of our subsidiary Bank, and we may not pay, or be permitted to pay, dividends in the future.

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

Shares of our common stock are not insured deposits and may lose value.

Shares of our common stock are not savings accounts, deposits or other obligations of any depository institution and are not insured or guaranteed by the FDIC or any other governmental agency or instrumentality, any other deposit insurance fund or by any other public or private entity, and are subject to investment risk, including the possible loss of principal.

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

The Company operates 237 full service banking and financial services offices and 277 automated teller machines across a Gulf south corridor comprising south Mississippi; southern and central Alabama; southern Louisiana; the northern, central, and Panhandle regions of Florida; and Houston, Texas. Additionally, the Company operates a loan production office in Nashville, Tennessee. The Company owns approximately 46% of these facilities, and the remaining banking facilities are subject to leases, each of which we consider reasonable and appropriate for its location. We ensure that all properties, whether owned or leased, are maintained in suitable condition. We also evaluate our banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations, closures or possible sales. The Bank and subsidiaries of the Bank hold a variety of property interests acquired in settlement of loans. Some of these properties were acquired in transactions before 1979 and are carried at nominal amounts on our balance sheet and reflected a net loss of $50,500 in our operating results in 2017.

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

PART II

ITEM 5.       MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock trades on the NASDAQ Global Select Market under the ticker symbol “HBHC.” The following table sets forth the high and low sale prices of the Company’s common stock as reported on the NASDAQ Global Select Market. These prices do not reflect retail mark-ups, mark-downs or commissions.

			Cash
	High	Low	Dividends
	Sale	Sale	Paid
2017
4th quarter	$53.35	$46.18	$0.24
3rd quarter	50.40	41.05	0.24
2nd quarter	52.94	42.70	0.24
1st quarter	49.50	41.71	0.24

2016
4th quarter	$45.50	$31.73	$0.24
3rd quarter	32.94	24.49	0.24
2nd quarter	27.84	21.93	0.24
1st quarter	25.84	20.01	0.24

There were 9,879 active holders of record of the Company’s common stock at January 31, 2018 and 85,253,113 shares outstanding. On January 31, 2018, the high and low sale prices of the Company’s common stock as reported on the NASDAQ Global Select Market were $54.83 and $53.58, respectively.

The principal sources of funds to the Company to pay cash dividends are the dividends received from the Bank. Consequently, cash dividends paid are dependent upon the Bank’s earnings, capital needs and statutory and regulatory limitations. Federal and state banking laws and regulations restrict the amount of dividends and loans a bank may make to its parent company. Dividends paid to the Company by the Bank are subject to approval by the Commissioner of Banking and Consumer Finance of the State of Mississippi. We do not expect the foregoing restrictions to affect our ability to pay cash dividends. Although no assurance can be given that the Company will continue to declare and pay regular quarterly cash dividends on its common stock, regular cash dividends have been paid to shareholders since 1937.

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

The performance graph compares the cumulative five-year shareholder return on the Company’s common stock, assuming an investment of $100 on December 31, 2012 and the reinvestment of dividends thereafter, to that of the common stocks of United States companies reported in the Nasdaq Total Return Index and the common stocks of the KBW Regional Banks Total Return Index. The KBW Regional Banks Total Return Index is a proprietary stock index of Keefe, Bruyette & Woods, Inc., that tracks the returns of 50 regional banking companies throughout the United States.

Equity Compensation Plan Information

The following table provides information as of December 31, 2017 with respect to shares of common stock that may be issued under the Company’s equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	258,588	(1)	$33.71	(2)	1,635,888
Equity compensation plans not approved by security holders	9,097	(3)	44.68	(3)	—
Total	267,685				1,635,888

(1)

Includes 72,222 shares potentially issuable upon the vesting of outstanding restricted share units and 24,508 shares potentially issuable upon the vesting of outstanding performance share units that represent awards deferred into the Company’s Nonqualified Deferred Compensation Plan. This includes 87,386 performance stock awards at 100% of target. If the highest level of performance conditions is met, the total performance shares would be 174,772 and the total performance share units would be 49,016.

(2)	The weighted average exercise price relates only to the exercise of outstanding options included in column (a)
(3)	Represents securities to be issued upon the exercise of options that were assumed by the Company in the acquisition of Whitney Holding Corporation.

Issuer Purchases of Equity Securities

None.

ITEM 6.       SELECTED FINANCIAL DATA

The following tables set forth certain selected historical consolidated financial data and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included in Item 8. “Financial Statements and Supplementary Data.”  An overview of non-GAAP measures and the reasons why management believes they are useful is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” that appears in Item 7. “Non-GAAP financial measures.”

	Years Ended December 31,
(in thousands, except per share data)	2017	2016	2015	2014	2013
Income Statement:
Interest income	$900,581	$732,167	$679,646	$692,813	$722,210
Interest income (te) (a)	934,971	758,006	693,234	703,460	732,620
Interest expense	108,269	73,051	54,472	38,119	41,479
Net interest income (te) (a)	826,702	684,955	638,762	665,341	691,141
Provision for loan losses	58,968	110,659	73,038	33,840	32,734
Noninterest income	267,781	250,781	237,284	227,999	246,143
Noninterest expense (excluding amortization
of intangibles)	670,274	592,534	595,471	579,869	648,804
Amortization of intangibles	22,417	19,781	24,184	26,797	29,470
Income before income taxes	308,434	186,923	169,765	242,187	215,866
Income tax expense	92,802	37,627	38,304	66,465	52,510
Net income	$215,632	$149,296	$131,461	$175,722	$163,356
For informational purposes only:
Nonoperating items, net - pre-tax	24,121	4,978	15,908	25,686	37,898
Impact of re-measurement of deferred tax asset (b)	19,520	—	—	—	—

Common Share Data:
Earnings per share:
Basic earnings per share	$2.49	$1.87	$1.64	$2.10	$1.93
Diluted earnings per share	2.48	1.87	1.64	2.10	1.93
Cash dividends paid	0.96	0.96	0.96	0.96	0.96
Book value per share (period-end)	33.86	32.29	31.14	30.74	29.49
Tangible book value per share (period-end)	24.05	23.87	21.74	21.37	19.94

(a)	For analytical purposes, management adjusts interest income and net interest income to a taxable equivalent basis using a 35% federal tax rate on tax-exempt items.
(b)	Income tax expense resulting from re-measurement of the net deferred tax asset following the enactment of the Tax Act.

	At and For the Years Ended December 31,
(in thousands)	2017	2016	2015	2014	2013
Period-End Balance Sheet Data:
Total loans, net of unearned income (a)	$19,004,163	$16,752,151	$15,703,314	$13,895,276	$12,324,817
Loans held for sale	39,865	34,064	20,434	20,252	24,515
Securities	5,888,380	5,017,128	4,463,792	3,826,454	4,033,124
Short-term investments	92,384	78,177	565,555	802,948	268,839
Total earning assets	25,024,792	21,881,520	20,753,095	18,544,930	16,651,295
Allowance for loan losses	(217,308)	(229,418)	(181,179)	(128,762)	(133,626)
Goodwill	745,523	621,193	621,193	621,193	625,675
Other intangible assets, net	90,640	87,757	107,538	132,810	159,773
Other assets	1,692,439	1,614,250	1,532,958	1,576,371	1,704,722
Total assets	$27,336,086	$23,975,302	$22,833,605	$20,746,542	$19,007,839
Noninterest-bearing deposits	$8,307,497	$7,658,203	$7,276,127	$5,945,208	$5,530,253
Interest-bearing transaction and savings deposits	8,181,554	6,910,466	6,767,881	6,531,628	6,162,959
Interest-bearing public fund deposits	3,040,318	2,563,758	2,253,645	1,982,616	1,571,532
Time deposits	2,723,833	2,291,839	2,051,259	2,113,379	2,095,772
Total interest-bearing deposits	13,945,705	11,766,063	11,072,785	10,627,623	9,830,263
Total deposits	22,253,202	19,424,266	18,348,912	16,572,831	15,360,516
Short-term borrowings	1,703,890	1,225,406	1,423,644	1,151,573	657,960
Long-term debt	305,513	436,280	490,145	373,647	384,414
Other liabilities	188,532	169,582	157,761	176,089	179,880
Stockholders' equity	2,884,949	2,719,768	2,413,143	2,472,402	2,425,069
Total liabilities & stockholders' equity	$27,336,086	$23,975,302	$22,833,605	$20,746,542	$19,007,839
Average Balance Sheet Data:
Total loans, net of unearned income (a)	$18,280,885	$16,064,593	$14,433,367	$12,938,869	$11,700,218
Loans held for sale	21,920	28,777	18,101	16,540	24,986
Securities (b)	5,442,829	4,706,482	4,208,195	3,816,724	4,140,051
Short-term investments	363,077	380,294	513,659	423,359	578,613
Total earning assets	24,108,711	21,180,146	19,173,322	17,195,492	16,443,868
Allowance for loan losses	(223,416)	(217,550)	(133,470)	(129,642)	(137,897)
Goodwill and other intangible assets	806,900	718,592	740,666	768,047	799,996
Other assets	1,548,556	1,497,445	1,464,502	1,601,883	1,821,333
Total assets	$26,240,751	$23,178,633	$21,245,020	$19,435,780	$18,927,300
Noninterest-bearing deposits	$7,777,652	$7,232,221	$6,195,234	$5,641,792	$5,393,955
Interest-bearing transaction and savings deposits	7,746,220	6,772,364	6,877,394	6,173,683	5,962,114
Interest-bearing public fund deposits	2,664,929	2,261,659	1,844,802	1,530,972	1,410,679
Time deposits	2,642,781	2,390,081	2,207,359	2,053,546	2,350,488
Total interest-bearing deposits	13,053,930	11,424,104	10,929,555	9,758,201	9,723,281
Total deposits	20,831,582	18,656,325	17,124,789	15,399,993	15,117,236
Short-term borrowings	2,006,896	1,412,194	1,025,133	1,005,680	806,082
Long-term debt	384,127	469,064	478,078	378,645	387,435
Other liabilities	211,278	177,983	174,233	176,514	229,983
Stockholders' equity	2,806,868	2,463,067	2,442,787	2,474,948	2,386,564
Total liabilities & stockholders' equity	$26,240,751	$23,178,633	$21,245,020	$19,435,780	$18,927,300

(a)	Includes nonaccrual loans.
(b)	Average securities does not include unrealized holding gains/losses on available for sale securities.

	Years Ended December 31,
($ in thousands)	2017	2016	2015	2014	2013
Performance Ratios:
Return on average assets	0.82%	0.64%	0.62%	0.90%	0.86%
Return on average common equity	7.68%	6.06%	5.38%	7.10%	6.84%
Return on average tangible common equity	10.78%	8.56%	7.72%	10.30%	10.30%
Earning asset yield (te)	3.88%	3.58%	3.62%	4.09%	4.45%
Total cost of funds	0.45%	0.34%	0.28%	0.22%	0.25%
Net interest margin (te)	3.43%	3.23%	3.33%	3.87%	4.20%
Noninterest income to total revenue (te)	24.47%	26.80%	27.09%	25.52%	26.26%
Efficiency ratio (a)	58.87%	62.79%	66.12%	62.03%	65.17%
Average loan/deposit ratio	87.76%	86.11%	84.28%	84.02%	77.40%
FTE employees (period-end)	3,887	3,724	3,921	3,794	3,978
Capital Ratios:
Common stockholders' equity to total assets	10.55%	11.34%	10.57%	11.92%	12.76%
Tangible common equity ratio (b)	7.73%	8.64%	7.62%	8.59%	9.00%
Tier 1 leverage	8.43%	9.56%	8.55%	9.17%	9.34%
Tier 1 risk-based capital	10.21%	11.26%	9.96%	11.23%	11.76%
Total risk-based capital	11.90%	13.21%	11.86%	12.30%	13.11%
Asset Quality Information:
Nonaccrual loans (c)	$252,800	$317,970	$159,713	$79,537	$99,686
Restructured loans	120,493	39,818	4,297	8,971	9,272
Total nonperforming loans	373,293	357,788	164,010	88,508	108,958
Other real estate (ORE) and foreclosed assets	27,542	18,943	27,133	59,569	76,979
Total nonperforming assets	$400,835	$376,731	$191,143	$148,077	$185,937
Accruing loans 90 days past due (d)	27,766	3,039	7,653	4,825	10,387
Net charge-offs - non-purchased credit impaired	68,729	59,057	16,212	17,119	24,309
Net charge-offs - purchased credit impaired	(177)	(594)	1,609	2,501	2,355
Allowance for loan losses	217,308	229,418	181,179	128,762	133,626
Provision for loan losses	58,968	110,659	73,038	33,840	32,734
Ratios:
Nonperforming assets to loans + ORE
and foreclosed assets	2.11%	2.25%	1.22%	1.06%	1.50%
Accruing loans 90 days past due as a percent of loans	0.15%	0.02%	0.05%	0.03%	0.08%
Nonperforming assets + accruing loans 90 days past
due to loans + foreclosed assets	2.25%	2.26%	1.26%	1.10%	1.58%
Net charge-offs - non-purchased credit impaired to average loans	0.38%	0.37%	0.11%	0.13%	0.21%
Allowance for loan losses to period-end loans	1.14%	1.37%	1.15%	0.93%	1.08%
Allowance for loan losses to nonperforming loans
and accruing loans 90 days past due	54.18%	63.58%	105.54%	137.96%	111.97%

(a)	The efficiency ratio is noninterest expense to total net interest (te) and noninterest income, excluding amortization of purchased intangibles and nonoperating items
(b)	The tangible common equity ratio is common shareholders’ equity less intangible assets divided by total assets less intangible assets.
(c)

Included in nonaccrual loans are $99.2 million, $81.9 million, $8.8 million, $7.0 million, and $15.7 million of nonaccruing restructured loans at December 31, 2017, 2016, 2015, 2014, and 2013, respectively.  Nonaccrual loans and accruing loans past due 90 days or more do not include purchased credit impaired loans, which were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.

(d)	Nonaccrual loans and accruing loans past due 90 days or more do not include purchased credit impaired loans with an accretable yield.

Reconciliation of reported to core net interest income (te) and core net interest margin (te)

	Years Ended December 31,
(in thousands)	2017	2016	2015	2014	2013
Net Interest income	$792,312	$659,116	$625,174	$654,694	$680,731
Tax-equivalent adjustment (te) (a)	34,390	25,839	13,588	10,647	10,410
Net interest income (te)	$826,702	$684,955	$638,762	$665,341	$691,141
Purchase accounting adjustments
Loan discount accretion (b)	29,809	21,745	38,884	97,748	144,682
Bond premium amortization (c)	(1,536)	(2,460)	(3,797)	(5,449)	(11,502)
CD premium accretion	—	—	—	203	744
Total net purchase accounting adjustments	28,273	19,285	35,087	92,502	133,924
Net interest income (te) - core	$798,429	$665,670	$603,675	$572,839	$557,217
Average earning assets	$24,108,711	$21,180,146	$19,173,322	$17,195,492	$16,443,868
Net interest margin - reported	3.43%	3.23%	3.33%	3.87%	4.20%
Net purchase accounting adjustments	0.12%	0.09%	0.19%	0.54%	0.81%
Net interest margin - core	3.31%	3.14%	3.14%	3.33%	3.39%

Core revenue (te) and core pre-provision net revenue (te)

	Years Ended December 31,
(in thousands)	2017	2016	2015	2014	2013
Net interest income	$792,312	$659,116	$625,174	$654,694	$680,731
Noninterest income	267,781	250,781	237,284	227,999	246,143
Total revenue	$1,060,093	$909,897	$862,458	$882,693	$926,874
Tax-equivalent adjustment (a)	34,390	25,839	13,588	10,647	10,410
Purchase accounting adjustments - revenue (d)	(25,846)	(13,367)	(29,343)	(80,417)	(132,335)
Nonoperating revenue	(4,352)	—	—	—	—
Core revenue (te)	$1,064,285	$922,369	$846,703	$812,923	$804,949
Noninterest expense	(692,691)	(612,315)	(619,655)	(606,666)	(678,274)
Intangible amortization	22,417	19,781	24,184	26,797	29,470
Nonoperating expense	28,473	4,978	15,908	25,686	37,898
Core pre-provision net revenue (te)	$422,484	$334,813	$267,140	$258,740	$194,043

(a)	Taxable equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Includes net loan discount accretion arising from acquisitions accounted for as business combinations.
(c)	Includes net investment premium amortization arising from acquisitions accounted for as a business combination.
(d)	Includes net loan discount accretion and net investment premium amortization as defined in (b) and (c) and amortization of the FDIC loss share receivable.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes and events in the financial condition and results of operations of Hancock Holding Company and our subsidiaries during 2017 and selected prior periods. This discussion and analysis is intended to highlight and supplement financial and operating data and information presented elsewhere in this report, including the consolidated financial statements and related notes.

Non-GAAP Financial Measures

Management’s Discussion and Analysis of Financial Condition and Results of Operations include non-GAAP measures used to describe our performance.  A reconciliation of those measures to GAAP measures are provided in Item 6. “Selected Financial Data.”  The following is an overview of the non-GAAP measures used and the reasons why management believes they are useful and important in understanding the Company’s financial condition and results of operations are included below.

Consistent with Securities and Exchange Commission Industry Guide 3, we present net interest income, net interest margin and efficiency ratios on a fully taxable equivalent (“te”) basis. The te basis adjusts for the tax-favored status of net interest income from certain loans and investments using the statutory federal tax rate (35% for all periods presented) to increase tax-exempt interest income to a taxable-equivalent basis. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources.

We continue our focus on strategic initiatives to improve core income, which we define as income excluding net purchase accounting income and expense and nonoperating items. We present core income non-GAAP measures including core net interest income and core net interest margin, core revenue and core pre-provision net revenue.  These measures are provided to assist the reader with a better understanding of the Company’s performance period over period, as well as to assist investors in understanding the success management has experienced in executing its strategic initiatives.

We define Core Net Interest Income as net interest income (te) excluding net purchase accounting accretion resulting from the fair market value adjustments related to acquired operations.  We define Core Net Interest Margin as reported core net interest income, annualized, expressed as a percentage of average earning assets.

We define Core Revenue as core net interest income and noninterest income less the amortization of the FDIC loss share receivable related to loans acquired in an FDIC assisted transaction and other nonoperating items.

We define Core Pre-Provision Net Revenue as core revenue less noninterest expense, excluding nonoperating items and amortization of intangibles. Management believes that core pre-provision net revenue is a useful financial measure because it enables investors and others to assess the Company’s ability to generate capital to cover credit losses through a credit cycle.

EXECUTIVE OVERVIEW

Management is proud of our activities and operating results in 2017.  We have re-entered the acquisition arena and successfully completed two transactions and integrations that expanded our customer base and market position in our footprint.  We introduced new online and mobile banking capabilities for our customers, offering more products and services to improve overall customer experience.  We were able to meet our previous corporate objectives for earnings and performance measures earlier than targeted.  We believe that we are well positioned in 2018 to continue to build on our success.

Acquisitions

On March 10, 2017, we, through our wholly-owned subsidiary, Whitney Bank (“Whitney”), completed a transaction with First NBC Bank (“FNBC”), whereby Whitney acquired approximately $1.2 billion in loans (net of fair value discount or “loan mark”), nine branch locations with $398 million in deposits, and assumed $604 million in FHLB borrowings.  The operational conversion of the branch locations occurred in the second quarter of 2017, along with the simultaneous closure of 10 overlapping branches.  This transaction is referred to as the FNBC I transaction throughout this annual report.

On April 28, 2017, Whitney entered into a purchase and assumption agreement with the FDIC (“Agreement”), which acted as the receiver for the Louisiana Office of Financial Institutions (OFI) following the OFI’s closure of FNBC.  This transaction is referred to as the FNBC II transaction throughout this annual report. Pursuant to the Agreement, Whitney acquired select assets and assumed select liabilities of FNBC from the FDIC and continued to operate the 29 former FNBC branch locations until systems conversion, which occurred in July 2017.  In the third quarter of 2017, Whitney exercised its option to acquire seven additional former FNBC locations and closed and consolidated 25 overlapping branch locations.

Under the Agreement, Whitney assumed approximately $1.6 billion in deposits and customer repurchase agreements and acquired $165 million in performing loans, and $791 million in other assets.  Whitney received approximately $642 million in cash from the FDIC for the net liabilities assumed.

The terms of the Agreement require the FDIC to indemnify Whitney against certain liabilities of FNBC and its affiliates not assumed or otherwise purchased by Whitney. Neither the Company nor Whitney Bank acquired any assets, common stock, preferred stock, or assumed any debt or other obligations, of First NBC Bank Holding Company.

Management believes these low risk in-market transactions strengthen our position in the Greater New Orleans area and are financially compelling, which will help us achieve our long term goals.

In December 2017, we announced our entry into an agreement to acquire the bank-managed high net worth individual and institutional investment management and trust business from Capital One. The transaction is expected to close late in the second quarter of 2018, subject to regulatory approvals and other customary conditions.  The combination is expected to bring assets under administration and assets under management to approximately $26 billion and $10 billion, respectively, and produce combined annual revenue of $70 to $75 million. Additionally, it will provide opportunity to develop relationships for other private, wholesale and retail services.

For additional information on these transactions, refer to Note 2 – Acquisitions in Item 8. “Financial Statements and Supplementary Data.”

Current Economic Environment

Most of our market area experienced a modest to moderate expansion in economic activity during 2017, according to the Federal Reserve’s Summary of Commentary on Current Economic Conditions (“Beige Book”).  Energy-related businesses operating mainly in Hancock’s south Louisiana and Houston, Texas markets expanded.  Although inventories decreased as a result of Hurricane Harvey, drilling activity has returned to pre-hurricane levels.  Overall growth in oil and gas production continued with oilfield services steady in the Permian Basin and improving in the Eagle Ford Shale. The outlook for 2018 is improved but remains conservative as drilling activity, production and employment is expected to grow throughout the year. An increase in lending and investments deals is expected during 2018.

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

Modest growth in residential real estate in most of our markets was noted, with construction activity slightly up over last year.  Brokers noted home sales activity was flat to down slightly from last year while builders said home sales were flat to slightly up from last year. Homebuilders noted ongoing pushback from buyers on new home pricing.   Residential real estate contacts signaled flat to modest growth over last year and builders expect the pace of construction activity to be flat or increase slightly.

Retail sales activity and consumer spending outlook was positive.  Auto sales remained very strong.  Employment growth was steady, however, challenges in finding workers was noted as constraining growth to some extent.  Wage growth remained steady, with compensation negotiations being more prevalent among highly skilled and specialized workers.

The overall economic outlook remains positive, as we see increasing economic optimism throughout our primary market areas.  Overall, demand for loans is positive; however the supply of lenders is growing and terms and conditions are aggressive, resulting in the potential for moderating growth for the year. Commercial loan demand remains strong, but is mixed across our footprint.  Nonbank lenders are making inroads with aggressive terms and underwriting, which may have the impact of dampening new loan origination volumes for traditional banks.  Strong home prices, reduced inventories and continuing interest rate increases in 2018 may have a softening impact on residential mortgage demand and associated originations for the year.

Overview of 2017 Financial Results

Net income for the year ended December 31, 2017 was $215.6 million, or $2.48 per diluted common share, compared to $149.3 million, or $1.87 per diluted common share in 2016. This 44% increase was mainly attributable to increases in both net interest and noninterest income and a decrease in provision for loan losses, partially offset by an increase in noninterest expense.  The Company’s return on average assets (ROA) for 2017 was 0.82% compared to 0.64% for 2016. Results for 2017 reflect the impact of the FNBC I and II transactions from their respective effective dates, including nonoperating costs related to the transactions as well as nonpermanent costs incurred prior to branch consolidations and conversions.  The results of 2017 also include a $19.5 million charge to income tax expense associated with the re-measurement of our net deferred tax asset following the enactment of the Tax Cuts and Jobs Act of 2017 (“Tax Act”).

•

Net interest income (te) totaled $827 million in 2017, a $142 million, or 21%, increase from 2016. This increase was mainly the result of the impact from a $2.9 billion increase in average earning assets, due in part to the FNBC transactions. Net interest margin increased 20 basis points (bps) to 3.43% in 2017 due in part to a $9.0 million increase in net purchase accounting discount accretion related to the FNBC transactions.  Excluding the net purchase accounting discount accretion, the Company’s core net interest margin for 2017 was 3.31%, up 17 bps from 2016.

•

The provision for loan losses was $59.0 million in 2017, a decrease of $51.7 million, or 47%, compared to 2016.  The 2016 provision expense reflected an allowance build for credit quality deterioration related to energy sector loans. While the energy sector continues to be under stress and drove higher than average losses in 2017, we believe the allowance for energy-related loans is adequate and allowed it to decline in 2017 with the resolution of credits. The allowance for loan losses totaled $217.3 million at December 31, 2017, a $12 million decrease from the previous year end.  The allowance for loan losses related to the energy portfolio totaled $70.2 million at December 31, 2017, or 6.7% of energy loans outstanding, down from $106.5 million, or 7.5%, at December 31, 2016.

•

Noninterest income for 2017 totaled $267.8 million compared to $250.8 million in 2016.  This $17.0 million, or 7%, increase was driven by increases in a number of categories including service charges on deposit accounts and bankcard fees, as well as a $4.4 million gain on the sale of selected Hancock Horizon funds which is considered a nonoperating item.

•

Noninterest expense totaled $692.7 million in 2017 compared to $612.3 million in 2016.  This increase was mainly related to the FNBC transactions.  Nonoperating expenses were $28.5 million in 2017 compared to $5.0 million in 2016.   Nonoperating expense in 2017 related primarily to acquisition-related costs as well as a $6.6 million expense associated with the termination of FDIC loss share agreements.

•

Core pre-provision net revenue(te) (“core PPNR”) was $422.5 million for the year ended December 31, 2017, compared to $334.8 million for the year ended December 31, 2016.  The company established as one of its 2017 corporate objectives to achieve a core PPNR of $371.7 million.  The company exceeded this goal by $50.8 million.

•

Income tax expense for 2017 totaled $92.8 million with an effective tax rate of 30% compared to $37.6 million with an effective tax rate of 20% for 2016.  Income tax expense for 2017 included a $19.5 million charge for the re-measurement of net deferred tax assets following the enactment of the Tax Act.  Excluding the impact of the re-measurement charge, the effective tax rate was 24% in 2017, lower than the 2017 statutory rate of 35% due primarily to tax-exempt income and tax credits.  We expect to earn back the re-measurement charge through tax savings in 2018, while also using the benefits to accelerate planned technology projects and other investments to improve customer experience.

Total assets at December 31, 2017 were $27.3 billion, up $3.4 billion, or 14%, from the prior year end. Total loans increased $2.2 billion, or 13%, during 2017, with approximately $1 billion related to the FNBC transactions.  Net loan growth was experienced in most major product lines across the Company’s footprint, except energy, during 2017.  At December 31, 2017, energy- related loans totaled $1.06 billion, or 5.6% of total loans, down $356 million, or 25%, from December 31, 2016, as we continue to reduce our concentration in this industry.

At December 31, 2017, total deposits were $22.3 billion, up approximately $2.8 billion, or 15%, from December 31, 2016.  The deposits acquired in the FNBC transactions accounted for $1.5 million of the increase.  All deposit categories reflected a year-over-year increase. Noninterest-bearing deposits increased 8%, to $8.3 billion, and comprised 37% of total deposits at December 31, 2017.  Total noninterest-bearing and interest-bearing transaction and savings deposits were up $1.9 billion, or 13%, in 2017, with $1.2 billion related to the FNBC transactions.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) is the primary component of our earnings and represents the difference, or spread, between revenue generated from interest-earning assets and the interest expense related to funding those assets. For analytical purposes, net interest income is adjusted to a taxable equivalent basis using the statutory federal tax rate (35% for all periods presented) on tax exempt items (primarily interest on municipal securities and loans).

The net interest margin will be negatively impacted by approximately 8 bps as a result of the reduced tax benefit from the change in the tax rate from 35% to 21% by the Tax Act.

2017 compared to 2016

Net interest income (te) for 2017 totaled $827 million, a $142 million, or 21%, increase from 2016. Excluding net purchase accounting discount accretion, core net interest income was $798 million, up $133 million, or 20%, in 2017 compared to 2016. This increase primarily resulted from interest earned on a $2.9 billion, or 14%, increase in average earning assets.  The average earning asset growth is attributable to both the FNBC transactions and continued growth from a number of strategic initiatives management implemented in recent years to increase sustainable interest income. These initiatives included, among other items, hiring experienced middle market commercial lenders in growing markets, expanding the Company’s product base in areas such as specialty financing, lease financing and health care, and opening business banking centers specifically designed for commercial customers.

The net interest margin increased 20 bps to 3.43% in 2017 from 3.23% in 2016 primarily due to the acquisition of higher-yielding FNBC loans and the Federal Reserve rate increases, as well as a 3 bp increase in net purchase accounting discount accretion. Excluding purchase accounting discount accretion, the 2017 core net interest margin increased 17 bps to 3.31% in 2017 from 3.14% in 2016. The net interest margin is the ratio of net interest income (te) to average earning assets. The sections on Asset/Liability Management and Net Interest Income at Risk in this section provide additional information regarding the Company’s management of interest rate risk and the potential impact from changes in interest rates, respectively.

The overall yield on earning assets was 3.88% in 2017, up 30 bps from 2016. The loan portfolio yield was 4.35% in 2017 compared to 4.01% in 2016. Excluding the impact from purchase accounting discount accretion, the loan yield was up 31 bps to 4.18%.  The tax-equivalent yield on the investment securities portfolio increased 13 bps from 2016 to 2.50%, reflecting a change in the mix within the investment securities portfolio with a higher concentration of higher-yielding municipal loans and in commercial mortgage-backed securities.    Commercial mortgage-backed securities totaled approximately $1.0 billion at December 31, 2017, and $501 million at December 31, 2016.

The cost of funding earning assets increased 11 bps to 0.45% in 2017 due to a combination of higher cost deposits acquired in the FNBC transactions and interest rate increases during the year. Borrowing costs increased 5 bps from 1.28% in 2016 to 1.33% in 2017. This increase was attributable to the Company’s borrowing mix, which included an increased usage of FHLB borrowings secured by a portion of the Company’s residential mortgage portfolio in 2017, and increases in the federal funds rate. Interest-free funding sources, including noninterest-bearing deposits, funded approximately 36% of average earning assets in 2017, down slightly from 37% in 2016.

2016 compared to 2015

Net interest income (te) for 2016 totaled $685 million, a $46 million, or 7%, increase from 2015. Excluding net purchase accounting discount accretion, core net interest income was up $62 million in 2016 compared to 2015. This increase primarily resulted from interest earned on a $2.0 billion, or 10%, increase in average earning assets.

The net interest margin declined 10 bps to 3.23% in 2016 from 3.33% in 2015 due to a 10 bp decrease in net purchase accounting discount accretion. Excluding purchase accounting discount accretion, the 2016 core net interest margin was 3.14% for both 2016 and 2015.

The overall yield on earning assets was 3.58% in 2016, down 4 bps from 2015. The  loan portfolio yield was 4.01% in 2016 compared to 4.13% in 2015. Excluding the impact from purchase accounting discount accretion, the loan yield was up 1 bp to 3.87%.  The tax-equivalent yield on the investment securities portfolio increased 9 bps from 2015 to 2.37% for 2016, reflecting a change in the mix within the investment securities portfolio.  The Company increased the percentage of high-quality municipal securities in the portfolio during 2016.  These securities offer higher tax-equivalent yields than those available for mortgage-backed securities or collateral mortgage obligations.

The cost of funding earning assets increased 6 bps to 0.34% in 2016. The overall rate paid on interest-bearing deposits was up 12 bps from 2015 to 0.43% in 2016 as the Company’s strategic initiatives implemented during late 2014 and the first half of 2015 to grow deposits to fund loan growth resulted in slightly higher rates paid for interest-bearing deposits. Borrowing costs decreased 9 bps from 1.37% in 2015 to 1.28% in 2016. This decrease was attributable to the Company’s borrowing mix, which included an increased usage of lower-rate short-term FHLB borrowings.  Interest-free funding sources, including noninterest-bearing deposits, funded approximately 37% of average earning assets in 2016, up from 35% in 2015 as noninterest-bearing deposits averaged $7.2 billion in 2016, up 17% compared to 2015.

TABLE 1. Summary of Average Balances, Interest and Rates (te)(a)

	Years Ended December 31,
	2017			2016			2015
	Average			Average			Average
($ in millions)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets
Interest-Earnings Assets:
Commercial & real estate loans (te)	$13,751.0	$584.6	4.25%	$11,959.2	$457.7	3.83%	$10,595.2	$419.1	3.95%
Residential mortgage loans	2,445.8	95.0	3.89	2,044.7	83.0	4.06	1,960.4	81.2	4.14
Consumer loans	2,084.1	115.1	5.52	2,060.7	105.8	5.13	1,877.7	95.4	5.08
Loan fees & late charges		(0.4)			(2.7)			(0.1)
Loans (te) (b)	18,280.9	794.3	4.35	16,064.6	643.8	4.01	14,433.3	595.6	4.13
Loans held for sale	21.9	0.9	3.88	28.8	1.0	3.55	18.1	0.7	3.74
Investment securities:
U.S. Treasury and government agency securities	128.1	2.7	2.11	64.6	1.2	1.78	197.3	3.1	1.57
Mortgage-backed securities and collateralized mortgage obligations	4,327.8	96.2	2.22	4,044.3	86.4	2.14	3,804.0	83.5	2.19
Municipals
Taxable	92.5	2.8	3.03	104.2	3.4	3.25	108.5	3.7	3.46
Nontaxable (te)	875.6	34.2	3.91	488.5	20.3	4.16	90.9	5.3	5.81
Other securities	18.8	0.4	1.92	4.9	0.1	2.00	7.5	0.2	2.76
Total investment
securities (te) (c)	5,442.8	136.3	2.50	4,706.5	111.4	2.37	4,208.2	95.8	2.28
Short-term investments	363.1	3.5	0.95	380.3	1.8	0.47	513.7	1.2	0.24
Total earning assets (te)	24,108.7	935.0	3.88%	21,180.1	758.0	3.58%	19,173.3	693.3	3.62%
Nonearning assets:
Other assets	2,355.5			2,216.0			2,205.2
Allowance for loan losses	(223.4)			(217.6)			(133.5)
Total assets	$26,240.8			$23,178.6			$21,245.0
Liabilities and Stockholders' Equity
Interest-bearing Liabilities:
Interest-bearing transaction and savings deposits	$7,746.2	$29.4	0.38%	$6,772.4	$18.2	0.27%	$6,877.4	$12.9	0.19%
Time deposits	2,642.8	28.0	1.06	2,390.1	21.4	0.90	2,207.4	15.6	0.70
Public funds	2,664.9	19.2	0.72	2,261.6	9.3	0.41	1,844.8	5.4	0.30
Total interest-bearing deposits	13,053.9	76.6	0.59	11,424.1	48.9	0.43	10,929.6	33.9	0.31
Repurchase agreements	501.7	0.6	0.12	454.5	0.1	0.03	539.2	0.2	0.03
Other short-term borrowings	1,505.2	15.1	1.01	957.6	3.9	0.41	486.0	0.9	0.19
Long-term debt	384.1	16.0	4.16	469.1	20.1	4.27	478.0	19.5	4.08
Total interest- bearing liabilities	15,444.9	108.3	0.70%	13,305.3	73.0	0.55%	12,432.8	54.5	0.44%
Noninterest-bearing:
Noninterest-bearing deposits	7,777.7			7,232.1			6,195.2
Other liabilities	211.3			178.1			174.2
Stockholders' equity	2,806.9			2,463.1			2,442.8
Total liabilities and stockholders' equity	$26,240.8			$23,178.6			$21,245.0
Net interest income (te) and margin		$826.7	3.43		$685.0	3.23		$638.8	3.33
Net earning assets and spread	$8,663.8		3.18	$7,864.8		3.03	$6,740.5		3.18
Interest cost of funding earning assets			0.45%			0.34%			0.28%

(a)	Taxable equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains or losses on available for sale securities.

TABLE 2. Summary of Changes in Net Interest Income (te)(a) (b)

	2017 Compared to 2016			2016 Compared to 2015
	Due to		Total	Due to		Total
	Change in		Increase	Change in		Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income (te)
Commercial & real estate loans (te)	$72,951	$54,000	$126,951	$52,554	$(13,851)	$38,703
Residential mortgage loans	15,708	(3,651)	12,057	3,443	(1,643)	1,800
Consumer loans	(170)	9,502	9,332	9,381	1,011	10,392
Loan fees & late charges	—	2,353	2,353	—	(2,629)	(2,629)
Loans (te) (c)	88,489	62,204	150,693	65,378	(17,112)	48,266
Loans held for sale	(260)	89	(171)	381	(37)	344
Investment securities:
U.S. Treasury and government
agency securities	1,299	240	1,539	(2,317)	369	(1,948)
Mortgage-backed securities and
collateralized mortgage obligations	6,463	3,271	9,734	5,175	(2,183)	2,992
Municipals
Taxable	(364)	(260)	(624)	(144)	(215)	(359)
Nontaxable (te)	15,191	(1,312)	13,879	16,930	(1,898)	15,032
Other securities	267	(4)	263	(59)	(48)	(107)
Total investment in securities (te) (d)	22,856	1,935	24,791	19,585	(3,975)	15,610
Short-term investments	(86)	1,738	1,652	(390)	943	553
Total earning assets (te)	110,999	65,966	176,965	84,954	(20,181)	64,773
Interest-bearing transaction and
savings deposits	2,894	8,273	11,167	(200)	5,509	5,309
Time deposits	2,419	4,111	6,530	1,369	4,532	5,901
Public funds	1,896	8,019	9,915	1,406	2,443	3,849
Total interest-bearing deposits	7,209	20,403	27,612	2,575	12,484	15,059
Repurchase agreements	16	425	441	(28)	6	(22)
Other interest-bearing liabilities	3,169	8,060	11,229	1,352	1,656	3,008
Long-term debt	(3,547)	(517)	(4,064)	(373)	907	534
Total interest expense	6,847	28,371	35,218	3,526	15,053	18,579
Net interest income (te) variance	$104,152	$37,595	$141,747	$81,428	$(35,234)	$46,194

(a)	Taxable equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
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

Provision for Loan Losses

The provision for loan losses was $59.0 million in 2017 compared to $110.7 million in 2016. The decrease from the prior year is mainly related to building the allowance for the energy portfolio in 2016.  Management believes the allowance level as built in prior years was adequate and allowed the allowance to decline in 2017 with the resolution of several credits.

Net charge-offs from the non-purchased credit impaired portfolio totaled $68.7 million, or 0.38% of average loans outstanding, in 2017.  This increased from $59.1 million, or 0.37%, in 2016.  Net charge-offs from the energy portfolio totaled $35.0 million in 2017, compared to $37.8 million in 2016.  Net charge-offs to date for the current energy cycle (November 2014 – December 2017) total approximately $76 million.  Recent higher overall oil prices are helpful in the recovery of credits impacted by the energy cycle, however, the key to resolution of many of those credits, especially those in the support services sector, is stabilization of prices over the long term. Management continues to believe that total net charge-offs could be as high as $95 million over the duration of the energy cycle.

Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Allowance for Loan and Lease Losses” provides additional information on changes in the allowance for loans losses and general credit quality. Certain differences in the determination of the allowance for loan losses for originated loans, purchased performing and purchased credit-impaired loans are described in Note 1 to the consolidated financial statements.

Noninterest Income

2017 compared to 2016

Noninterest income for 2017 totaled $268 million, a $17.0 million, or 7%, increase from 2016. Several noninterest income categories, including service charges, bankcard fees, and other fees experienced increases in 2017. As a result of the termination of the loss share agreement with the FDIC in the second quarter of 2017, amortization of the indemnification asset was eliminated beginning in the third quarter of 2017.  These increases were partially offset by a decline in gains on sales of assets of $4.7 million, however, included in 2017 is a $4.4 million gain related to the sale of selected Hancock Horizon funds classified as nonoperating.

Table 3 presents the components of noninterest income for the prior three years along with the percentage changes between years:

TABLE 3. Noninterest Income

($ in thousands)	2017	% Change	2016	% Change	2015
Service charges on deposit accounts	$83,166	12%	$74,187	2%	$72,813
Trust fees	44,538	(4)	46,589	2	45,627
Bank card and ATM fees	53,779	13	47,427	2	46,480
Investment and annuity fees	20,529	11	18,477	(11)	20,669
Secondary mortgage market operations	15,209	(7)	16,282	29	12,579
Insurance commissions and fees	3,212	(29)	4,501	(47)	8,567
Amortization of loss share receivable	(2,427)	59	(5,918)	(3)	(5,747)
Income from bank-owned life insurance	11,473	(16)	13,596	25	10,881
Credit-related fees	11,140	12	9,926	(10)	11,057
Income from derivatives	5,870	13	5,196	89	2,745
Net gain on sales of assets	3,126	(60)	7,814	n/m	186
Other miscellaneous income	13,814	26	10,950	(1)	11,092
Securities transactions	—	(100)	1,754	424	335
Total operating noninterest income	263,429	5%	250,781	6%	237,284
Nonoperating income items	4,352	n/m	—	n/m	—
Total noninterest income	$267,781	7%	$250,781	6%	$237,284

n/m = not meaningful

Service charges on deposit accounts were up $9.0 million, or 12%, from 2016 due to increased activity in consumer overdrafts as well as the introduction of the sustained overdraft fee.

Trust fees totaled $44.5 million in 2017, a $2.1 million, or 4%, decrease from 2016 due in part to the sale of select Hancock Horizon funds mentioned above.  Trust assets under management totaled $5.9 billion at December 31, 2017 compared to $6.3 billion at December 31, 2016.

Bank card and ATM fees totaled $53.8 million in 2017, up $6.4 million, or 13% compared to 2016. Bank card and ATM fees include income from credit card, debit card and ATM transactions, and merchant service fees. Product and delivery platform enhancements, including smart phone payment functionality and improved on-line management tools, continue to drive growth.

Investment and annuity fees totaled $20.5 million in 2017 compared to $18.5 million in 2016.  The $2.1 million, or 11%, increase is primarily attributable to fees from new corporate underwriting activities and higher fees earned due to an overall appreciation in asset values as a result of favorable market conditions.

Fees from secondary mortgage operations totaled $15.2 million in 2017, down $1.1 million, or 7%, from a year earlier. Mortgage loan production increased by approximately 4% in 2017 compared to 2016 with the percentage of loan production sold in the secondary market increasing slightly. Secondary mortgage market operations fee income is generated from selling certain types of originated single-family mortgage loans into the secondary market in an effort to provide mortgage products for our customers while managing interest rate risk and liquidity. These loans are primarily originated by the Company through its branch network. The Company typically sells its longer-term fixed-rate loans while retaining in the portfolio the majority of its adjustable rate loans as well as loans generated through certain programs to support customer relationships including programs for high net worth individuals and non-

builder construction loans. The ultimate amount of loans sold in the secondary market relative to the amount retained by the Company is a management decision made as part of the Company’s ALCO process.

Insurance commissions and fees decreased $1.3 million, or 29%, from 2016, due primarily to lower fees on credit life insurance.

Income from bank-owned life insurance decreased $2.1 million, or 16%, in 2017, to $11.5 million. This decrease was mainly due to higher death benefits recognized in 2016 relative to 2017, partially offset with income earned from a $56.5 million year-over-year increase in the average balance of insurance contracts outstanding.

Credit-related fee income increased $1.2 million, or 12%, from 2016 mainly due to increases in unused commitment and standby letter of credit fees.

Income from derivatives totaled $5.9 million in 2017 compared to $5.2 million in 2016. The $0.7 million, or 13%, increase was driven by a  higher level of customer swap sales in 2017 compared to 2016.

Gains on sales of assets, which include gains on sales of select portfolios of loans as a part of the Company’s balance sheet management process and sales of bank property, decreased $4.7 million, or 60%, in 2017 compared to 2016.

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

Service charges on deposit accounts were up $1.4 million, or 2% from 2015. Service charges on transaction accounts increased $1.3 million, or 4%, partially due to the new suite of consumer products introduced in 2015. Additionally, overdraft fees were up $0.8 million with increased activity.

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

Bank card and ATM fees totaled $47.4 million in 2016, up $0.9 million, or 2%, compared to 2015.

Investment and annuity fees totaled $18.5 million in 2016 compared to $20.7 million in 2015.  The $2.2 million, or 11%, decrease is primarily attributable to a change in the mix of products sold.  Customer demand for longer-term annuity products was replaced with shorter duration products which resulted in a lower up-front commission.  Additionally, the Company shifted its focus in 2016 more towards selling products with higher recurring revenue streams that earn little to no up-front commissions, but generate a higher level of recurring revenue over time.

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

Insurance commissions and fees decreased $4.1 million, or 47%, from 2015. This decrease resulted from the discontinuation of our title insurance operation during the third quarter of 2015, combined with a strategic decision to reduce risk by deemphasizing the sale of certain products in the consumer finance subsidiary.

Income from bank-owned life insurance increased $2.7 million, or 25%, in 2016, to $13.6 million. This increase was mainly due to higher death benefits recognized in 2016 relative to 2015, combined with income earned from a $36.2 million year-over-year increase in the average balance of insurance contracts outstanding.

Credit-related fee income decreased $1.1 million, or 10%, from 2015 mainly due to decreases in unused commitment fee income and standby letter of credit fees.

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

Noninterest Expense

2017 compared to 2016

Noninterest expense for 2017 totaled $693 million, up  $80.4 million, or 13%, compared to 2016. Excluding nonoperating expenses, noninterest expense increased  $56.9 million, or 9%, to $664 million in 2017, compared to 2016.  The largest components of this increase were personnel expense, data processing, occupancy and deposit insurance and regulatory fees. The increase also included nonpermanent costs to operate the former FNBC branches and maintain separate operations to serve customers following the FNBC II transaction until systems conversion and overlapping branches were consolidated. These increases were partially offset by a $13.2 million decrease in other expense.

Table 4 presents noninterest expense, with operating expenses by component and nonoperating expenses aggregated, for the prior three years, along with the percentage changes between years. Table 5 presents nonoperating expenses by component.

TABLE 4. Noninterest Expense

($ in thousands)	2017	% Change	2016	% Change	2015
Compensation expense	$316,849	11%	$284,219	2%	$277,412
Employee benefits	56,153	1	55,473	1	54,708
Personnel expense	373,002	10	339,692	2	332,120
Net occupancy expense	47,417	15	41,296	(8)	44,788
Equipment expense	14,516	6	13,663	(12)	15,481
Data processing expense	65,411	12	58,619	6	55,484
Professional services expense	30,554	4	29,380	4	28,287
Amortization of intangibles	22,417	13	19,781	(18)	24,184
Telecommunications and postage	14,618	11	13,146	(7)	14,126
Deposit insurance and regulatory fees	29,307	25	23,499	40	16,736
Other real estate expense, net	(1,158)	(70)	(3,804)	(239)	2,740
Advertising	13,642	25	10,938	(2)	11,211
Ad valorem and franchise taxes	12,797	46	8,741	(17)	10,498
Printing and supplies	4,956	12	4,422	(9)	4,851
Travel	4,846	14	4,268	(20)	5,329
Entertainment and contributions	7,930	11	7,122	6	6,723
Tax credit investment amortization	4,850	14	4,263	(50)	8,513
Other expense	19,113	(41)	32,311	45	22,343
Total operating noninterest expense	664,218	9	607,337	1	603,414
Nonoperating expense	28,473	472	4,978	(69)	16,241
Total noninterest expense	$692,691	13%	$612,315	(1)%	$619,655

TABLE 5. Nonoperating Expense

(in thousands)	2017	2016	2015
Personnel expense	$3,662	$3,975	$1,421
Net occupancy expense	452	—	54
Equipment expense	325	—	13
Data processing expense	974	—	106
Professional services expense	9,681	181	11,911
Telecommunications and postage	68	—	1
Deposit insurance and regulatory fees	320	—	—
Other real estate expense, net	(1,511)	323	—
Advertising	1,389	—	14
Printing and supplies	183	—	—
Travel	197	—	2
Entertainment and contributions	330	—	—
Write-down related to FDIC loss share termination	6,603	—	—
Other expense	5,800	499	2,719
Total nonoperating expense	$28,473	$4,978	$16,241

Total personnel expense was up $33.3 million, or 10%, in 2017 compared to 2016 due mainly to nonpermanent transition costs related to the FNBC acquisition, merit increases and an increase in bonus and other incentive compensation related, in part, to the Company exceeding its overall corporate objectives for 2017.

Total occupancy and equipment expenses increased $7.0 million, or 13%, in 2017 compared to 2016. This increase was attributable to the FNBC transactions in 2017.

Data processing expense in 2017 was up $6.8 million, or 12%, from 2016, primarily related to increased debit and credit card processing activity, as well as outside processing costs related to the new Online and Mobile Banking platform.

Professional services expense increased $1.2 million, or 4%, from 2016, primarily due to consulting and other professional fees related to the implementation of revenue initiatives. Deposit insurance and regulatory fees increased $5.8 million, or 25%, mainly due to asset growth, including those acquired in the FNBC transactions.  Ad valorem and franchise taxes were up $4.1 million, or 46%, to $12.8 million in 2017.

Amortization of intangibles in 2017 totaled $22.4 million, a $2.6 million, or 13%, increase from 2016, due to additional amortization of $4.6 million related to the core deposit intangibles recognized in the FNBC transactions.

Other real estate expense for 2017 was a net credit of $1.2 million compared to a net credit of $3.8 million in 2016.  Included in 2016 was a $5.3 million gain related to a single asset disposition.

Other expenses decreased $13.2 million, or 41%,  from 2016 due primarily to unusual expenses incurred in 2016, including a $4.0 million expense related to an early contract termination and $3.7 million in flood-related expenses associated with major flooding that impacted the Baton Rouge, Louisiana metropolitan area during August 2016.

Nonoperating expenses increased $23.5 million from 2016. The increase was primarily due to merger-related costs associated with the FNBC transactions, as well as the write-down of $6.6 million for the termination of the FDIC loss share agreements.  The components of nonoperating expense are presented in the table below.

2016 compared to 2015

Noninterest expense for 2016 totaled $612 million, down $7.3 million, or 1%, compared to 2015. Excluding nonoperating expenses, noninterest expense increased $3.9 million, or 1%, to $607 million in 2016 compared to 2015. The largest components of this increase were personnel expense and deposit insurance and regulatory fees. These increases were partially offset by a $6.5 million decrease in other real estate (ORE) expense as a result of a $5.3 million gain in 2016 from the foreclosure and disposition of a large property that had been acquired in the Peoples First Community Bank acquisition.

Total personnel expense was up $7.6 million, or 2%, in 2016 compared to 2015 due mainly to an increase in bonus and other incentive compensation related, in part, to the Company achieving its overall corporate objectives for 2016.

Total occupancy and equipment expenses decreased $5.3 million, or 9%, in 2016 compared to 2015. This decrease was attributable to a number of cost control measures implemented during 2016, including eliminating excess space through consolidation of certain back office areas and revamping our property insurance coverage.

Data processing expense in 2016 was up $3.1 million, or 6%, from 2015, primarily related to debit and credit card processing activity, as well as the outside processing costs related to new products brought on-line in 2016 to support the Company’s revenue initiatives.

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

Other expenses increased $10.0 million, or 45%, to $32.3 million in 2016. The major components of this increase were a $4.0 million expense related to an early contract termination; $3.7 million in flood-related expenses associated with major flooding that impacted the Baton Rouge, Louisiana metropolitan area during August 2016; and a $1.4 million increase in fraud and other branch-related losses.

Nonoperating expenses decreased $11.3 million, or 69%, from 2015. The decline was due to expense reductions related to the Company’s expense and efficiency initiatives. Nonoperating expenses in 2015 included such items as lease buy-outs, branch and equipment disposition costs and severance packages from the branch rationalization project, settlement of an FDIC assessment related to loss claim reimbursement, early termination fees on repurchase obligations, and severance costs associated with organizational restructuring.

Income Taxes

Income tax expense totaled $92.8 million in 2017, up from $37.6 million in 2016.  Income tax expense for 2017 included a $19.5 million charge for the re-measurement of our net deferred tax assets following the enactment of the Tax Act signed into law on December 22, 2017. The Tax Act significantly revised the U.S. corporate income tax laws by, among other things, lowering the statutory corporate tax rate from 35% to 21%, accelerating depreciation for certain assets placed into service after September 27, 2017, eliminating the corporate alternative minimum tax, eliminating or reducing the deductibility of certain meals and entertainment expenses, limiting the deduction of FDIC insurance premiums as well as modifying the deductibility of executive compensation through the elimination of the performance-based compensation exception and changes to the definition of a covered employee.  U.S. GAAP requires entities to recognize the effects of changes in tax rates and laws upon deferred tax balances in the period in which the legislation is enacted.

The $19.5 million re-measurement charge in 2017 is comprised of $25.3 million of expense related to certain items included within AOCI and a provisional income tax benefit of $5.8 million related to items included in continuing operations. The provisional benefit is a reasonable estimate as we have not completed our analysis of the impact of the Tax Act and the related calculations that could affect the measurement of deferred tax assets and liabilities. The SEC’s Staff Accounting Bulletin No. 118 permits the recording of provisional amounts related to the impact of the Tax Act during a measurement period which is not to exceed one year from the enactment date of the Tax Act. Adjustments to the provisional amount may occur during the measurement period as we continue to collect information, finalize calculations and interpret any additional guidance provided by the IRS or other regulatory agencies.  Any such adjustments may materially impact income tax expense in the period in which the adjustments are made.

Table 6 reconciles reported income tax expense to that computed at the statutory tax rate of 35% for each year in the three-year period ended December 31 below.

TABLE 6. Income Taxes

	Years Ended December 31,
(in thousands)	2017	2016	2015
Taxes computed at statutory rate	$107,952	$65,423	$59,418
Tax credits:
QZAB/QSCB	(2,570)	(2,756)	(2,983)
NMTC - Federal and State	(6,716)	(7,679)	(9,273)
LIHTC and other tax credits	(88)	(83)	(239)
Total tax credits	(9,374)	(10,518)	(12,495)
State income taxes, net of federal income tax benefit	4,737	1,917	2,595
Tax-exempt interest	(18,870)	(14,497)	(7,849)
Life insurance contracts	(5,360)	(4,833)	(3,798)
Employee share-based compensation	(5,824)	—	—
Impact of deferred tax asset re-measurement	19,520	—	—
Other, net	21	135	433
Income tax expense	$92,802	$37,627	$38,304

Excluding the deferred tax asset re-measurement charge of $19.5 million, we recorded income tax expense at an effective rate of 23.8% in 2017, 20.1% in 2016, and 22.6% in 2015. Other than the re-measurement charge, the primary driver of the difference of our effective tax rates from 35% federal statutory rate is tax-exempt income and tax credits.  Interest income on bonds issued by or loans to state and municipal governments and authorities, and earnings from the life insurance contract program are the major components of tax-exempt income.  The size of our municipal securities and loan portfolios continues to have a significant impact on income tax expense.  The decrease to income tax expense from tax-exempt interest income was $18.9 million for 2017 compared to $14.5 million and $7.8 million for 2016 and 2015, respectively.  In 2017, the effective tax rate was also impacted by the change in accounting treatment for stock-based compensation and the vesting of awards.  The adoption of the new accounting standard for employee stock-based compensation results in excess tax benefits from stock-based compensation having a direct impact on income tax expense, lowering our effective tax rate by approximately 2% in 2017.  The impact on our effective tax rate will vary from period to period depending upon the Company’s share price and the number of shares vesting during the period.  The lower effective tax rate in 2016 was due, in part, to lower pre-tax income driven by elevated provisions for loan losses related to the energy sector.  Management expects the effective tax rate for 2018 to be in the range of 16% to 18%, mainly as a result of the Tax Act.

The main source of tax credits has been investments in tax-advantage securities and tax credit projects.  These investments are made primarily in the markets we serve and directed at tax credits issued under the Qualified Zone Academy Bonds (QZAB), Qualified School Construction Bonds (QSCB), as well as Federal and State New Market Tax Credit (NMTC) and Low-Income Housing Tax Credit (LIHTC) programs.  The investments generate tax credits which reduce current and future taxes and are recognized when earned as a benefit in the provision for income taxes.  The Tax Act repealed the provisions related to tax credit bonds effective for bonds issued after December 31, 2017.  As such, these bonds are no longer a viable alternative for lowering our effective tax rate.

We have invested in NMTC projects through investments in our own CDE, as well as other unrelated CDEs.  These investments will generate approximately $104 million in federal and state tax credits. Federal tax credits from NMTC investments are recognized over a seven-year period, while recognition of the benefits from state tax credits varies from three to five years.

Based only on tax credit investments that have been made to date, we expect to realize benefits from federal and state tax credits over the next three years totaling $8.6 million, $6.1 million and $3.6 million for 2018, 2019 and 2020, respectively.  We intend to continue making investments in tax credit projects.  However, our ability to access new credits will depend upon, among other factors, federal and state tax policies and the level of competition for such credits.  In February 2018, the U.S. Department of Treasury announced the 2017 New Market Tax Credit allocation. We were awarded a New Market Tax Credit allocation that allows us to invest $50 million in tax credit projects and receive $19.5 million in tax credits over a seven-year period.

At December 31, 2017, our deferred tax asset (net of state valuation allowance) was $54 million.  Several factors are considered in determining the recoverability of the deferred tax assets, such as the history of taxable earnings, reversal of taxable temporary differences, future taxable income and tax planning strategies.  Based on our review of these factors, we have established a $2.0 million valuation allowance for state net operating losses.

BALANCE SHEET ANALYSIS

Investment Securities

Our investment in securities was $5.9 billion at December 31, 2017, compared to $5.0 billion at December 31, 2016. The investment security portfolio is managed by ALCO to assist in the management of interest rate risk and liquidity while providing an acceptable rate of return to the Company.

Our securities portfolio consists mainly of residential and commercial mortgage-backed securities and CMOs that are issued or guaranteed by U.S. government agencies. We invest only in high quality investment grade securities with a targeted duration, for the overall portfolio, generally between two and five years. At December 31, 2017, the average expected maturity of the portfolio was 5.78 years with an effective duration of 4.74 years and a nominal weighted-average yield of 2.41%. At December 31, 2016, the average expected maturity of the portfolio was 5.79 years with an effective duration of 5.07 years and a nominal weighted-average yield of 2.35%.  The 2017 decrease in the portfolio’s expected maturity and effective duration compared to 2016 was mainly attributable to a $781 million increase in collateralized mortgage obligations and commercial mortgage-backed securities.

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

At December 31, 2017, the amortized cost of securities available for sale totaled $2.9 billion and securities held to maturity totaled $3.0 billion compared to $2.6 billion and $2.5 billion, respectively, at December 31, 2016.

The amortized cost of securities at December 31, 2017 and 2016 was as follows:

TABLE 7. Securities by Type

	December 31,
(in thousands)	2017	2016
Available for sale securities
U.S. Treasury and government agency securities	$99,535	$56,751
Municipal obligations	245,997	253,228
Residential mortgage-backed securities	1,729,989	1,620,191
Commercial mortgage-backed securities	704,518	425,750
Collateralized mortgage obligations	165,518	202,580
Corporate debt securities	3,500	3,500
	$2,949,057	$2,562,000
Held to maturity securities
U.S. Treasury and government agency securities	$50,000	$50,000
Municipal obligations	723,094	648,093
Residential mortgage-backed securities	725,748	862,162
Commercial mortgage-backed securities	317,185	75,739
Collateralized mortgage obligations	1,161,484	864,226
	$2,977,511	$2,500,220

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

The amortized cost, fair value and yield of debt securities at December 31, 2017, by final contractual maturity, were as follows:

TABLE 8. Debt Securities Maturities by Type

	Contractual Maturity
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total	Fair Value	Weighted Average Yield (te)	Expected Average Maturity Years
Available for sale
U.S. Treasury and government agency securities	$1,001	$—	$—	$98,534	$99,535	$97,272	2.49%	9.5
Municipal obligations	1,522	13,654	225,242	5,579	245,997	243,786	4.36%	7.9
Residential mortgage-backed securities	3,101	25,589	307,057	1,394,242	1,729,989	1,715,213	2.42%	5.3
Commercial mortgage-backed securities	—	—	694,337	10,181	704,518	687,135	2.48%	8.6
Collateralized mortgage obligations	—	—	—	165,518	165,518	163,963	2.15%	3.8
Other debt securities	2,000	1,500	—	—	3,500	3,500	2.10%	0.7
Total debt securities	$7,624	$40,743	$1,226,636	$1,674,054	$2,949,057	$2,910,869	2.57%	6.4
Fair Value	$7,658	$41,083	$1,208,735	$1,653,393	$2,910,869
Weighted Average Yield	3.93%	4.04%	2.79%	2.36%	2.57%

Held to maturity
U.S. Treasury and government agency securities	$—	$50,000	$—	$—	$50,000	$49,711	1.67%	2.1
Municipal obligations	10,686	63,641	627,151	21,616	723,094	727,172	4.58%	7.4
Residential mortgage-backed securities	—	8,914	66,955	649,879	725,748	727,233	1.84%	4.1
Commercial mortgage-backed securities	—	—	317,185	—	317,185	313,310	2.64%	8.4
Collateralized mortgage obligations	—	—	41,397	1,120,087	1,161,484	1,144,584	2.26%	3.8
Total debt securities	$10,686	$122,555	$1,052,688	$1,791,582	$2,977,511	$2,962,010	2.70%	5.2
Fair Value	$10,695	122,339	1,051,036	1,777,940	$2,962,010
Weighted Average Yield	4.09%	3.54%	3.66%	2.11%	2.70%

Loan Portfolio

Total loans at December 31, 2017 were $19.0 billion, compared to $16.8 billion at December 31, 2016. The $2.2 billion, or 13%, increase is attributable to the loans acquired in the FNBC transactions, as well as organic loan growth.

The composition of our loan portfolio was as follows:

TABLE 9. Loans Outstanding by Type

	December 31,
(in thousands)	2017	2016	2015	2014	2013
Total loans:
Commercial non-real estate	$8,297,937	$7,613,917	$6,995,824	$6,044,060	$5,064,224
Commercial real estate - owner occupied	2,142,439	1,906,821	1,859,469	1,722,140	1,509,664
Total commercial & industrial	10,440,376	9,520,738	8,855,293	7,766,200	6,573,888
Commercial real estate - income producing	2,384,599	2,013,890	1,553,082	1,421,908	1,533,177
Construction and land development	1,373,421	1,010,879	1,151,950	1,106,761	915,541
Residential mortgages	2,690,472	2,146,713	2,049,524	1,894,181	1,720,614
Consumer	2,115,295	2,059,931	2,093,465	1,706,226	1,581,597
Total loans	$19,004,163	$16,752,151	$15,703,314	$13,895,276	$12,324,817

The commercial and industrial (“C&I”) loan portfolio includes both commercial non-real estate and commercial real estate – owner occupied loans.  C&I loans totaled $10.4 billion, or 55% of the total loan portfolio, at December 31, 2017, an increase of $920 million from December 31, 2016.  The growth, net of the $356 million decrease in the energy-related portfolio, was across the Company’s entire footprint and in most major lines including real estate, construction, transportation and healthcare.

Our commercial and industrial customer base is diversified over a range of industries, including energy, wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, healthcare, financial and professional services, and agricultural production. We lend mainly to middle-market and smaller commercial entities, although we do participate in larger shared-credit loan facilities with businesses well known to the relationship officers and generally operating in our market areas. Shared credits funded at December 31, 2017 totaled approximately $2.1 billion, of which approximately $653 million were with energy customers. This does not incorporate the change in regulatory definition of shared credits that increased the aggregate loan commitment threshold effective January 1, 2018.

Although decreasing over the last three years, the energy sector is one of the largest concentrations in the C&I portfolio.  Loans outstanding to energy-related industry customers totaled approximately $1.1 billion, or 5.6% of total loans, at December 31, 2017. Approximately $702 million, or 67%, of the energy portfolio is comprised of loans to customers that provide transportation and other onshore and offshore services and products to support exploration and production activities. The remaining $353 million, or 33%, of the portfolio is comprised of loans to customers engaged in oil and gas exploration and production, which is primarily supported by proved developed producing reserves. These customers are diversified across a number of basins in the U.S. and the Gulf of Mexico and by product line. Energy-related loans are down $356 million over the past year and management continues to work with our energy-related customers to weather this difficult cycle.  We continue to make prudently underwritten loans to qualified energy-related companies, while reducing our overall concentration by focusing loan growth efforts on other specifically targeted areas.

Commercial real estate – income producing loans totaled $2.4 billion at December 31, 2017, an increase of $371 million, or 18%, from December 31, 2016.  Construction and land development loans totaled approximately $1.4 billion at December 31, 2017, compared to $1.0 billion at December 31, 2016.  The change in commercial real estate – income producing loans and construction and land development loans partially resulted from loans acquired in the FNBC I transaction with the remaining increase through organic growth.

Residential mortgages were up $544 million, or 25%, during 2017. The increase in mortgage loans is due to the Company’s success in originating private banking loans and one-time close construction loans, which we maintain in our portfolio. Consumer loans totaled $2.1 billion at December 31, 2017, relatively flat compared to December 31, 2016.

We currently expect full year 2018 loan growth to be within the range of 6% to 8%.

The following tables provide detail of the more significant industry concentrations for our commercial and industrial loan portfolio, which is based on NAICS codes, and property type concentrations of our commercial real estate - income producing portfolios.

TABLE 10.  Commercial & Industrial Loans by Industry Concentration

	December 31,
	2017		2016
		Pct of		Pct of
($ in thousands)	Balance	Total	Balance	Total
Commercial & industrial loans:
Real estate and rental and leasing	$1,122,389	11%	$975,821	10%
Health care and social assistance	1,118,288	11	1,010,135	11
Mining, quarrying, and oil and gas extraction (a)	992,179	10	1,320,294	14
Public administration	840,773	8	796,742	8
Retail trade (a)	757,998	7	682,775	7
Manufacturing (a)	745,744	7	729,926	8
Construction	619,956	6	478,926	5
Transportation and warehousing (a)	609,011	6	468,377	5
Wholesale trade (a)	578,037	6	486,940	5
Finance and insurance	501,157	5	507,339	5
Educational services	462,595	4	421,035	4
Professional, scientific, and technical services (a)	429,637	4	340,323	4
Other services (except public administration)	356,787	3	308,802	3
Accommodation and food services	324,619	3	270,693	3
Other (a)	981,206	9	722,610	8
Total commercial & industrial loans	$10,440,376	100%	$9,520,738	100%

(a)

The Company’s energy-related lending portfolio includes loans within each of these selected industry categories as the definition is based on source of revenue.  The energy-related lending portfolio totaled $1.1 billion and $1.4 billion at December 31, 2017 and 2016, respectively.

TABLE 11.  Commercial Real Estate – Income Producing by Property Type Concentration

	December 31,
	2017		2016
		Pct of		Pct of
($ in thousands)	Balance	Total	Balance	Total
Commercial real estate - income producing loans:
Retail	$526,929	22%	$466,168	23%
Office	441,539	19	371,029	19
Multifamily	341,783	14	346,612	17
Hotel/motel	328,238	14	179,016	9
Industrial	272,133	11	289,482	14
Other	473,977	20	361,583	18
Total commercial real estate - income producing loans	$2,384,599	100%	$2,013,890	100%

The following table shows average loans by category for each of the prior three years and the effective taxable equivalent yield the percentage of total loans:

TABLE 12. Average Loans

	Years Ended December 31,
	2017			2016			2015
		Yield	Pct of		Yield	Pct of		Yield	Pct of
($ in thousands)	Balance	(te)	Total	Balance	(te)	Total	Balance	(te)	Total
Total loans:
Commercial & real estate loans	$13,751,022	4.25%	75%	$11,959,204	3.83%	74%	$10,595,214	3.95%	73%
Residential mortgages	2,445,787	3.89	13	2,044,718	4.06	13	1,960,420	4.14	14
Consumer	2,084,076	5.52	12	2,060,671	5.13	13	1,877,733	5.08	13
Total loans	$18,280,885	4.35%	100%	$16,064,593	4.01%	100%	$14,433,367	4.13%	100%

Taxable equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.

The following table sets forth, for the periods indicated, the approximate contractual maturity by type of the loan portfolio:

TABLE 13. Loan Maturities by Type

December 31, 2017	Maturity Range
(in thousands)	Within One Year	After One Through Five Years	After Five Years	Total
Total loans:
Commercial non-real estate	$2,534,778	$4,007,394	$1,755,765	$8,297,937
Commercial real estate - owner occupied	174,181	871,624	1,096,634	2,142,439
Total commercial & industrial	2,708,959	4,879,018	2,852,399	10,440,376
Commercial real estate - income producing	395,965	1,455,265	533,369	2,384,599
Construction and land development	418,892	508,937	445,592	1,373,421
Residential mortgages	168,928	39,181	2,482,363	2,690,472
Consumer	115,627	768,225	1,231,443	2,115,295
Total loans	$3,808,371	$7,650,626	$7,545,166	$19,004,163

The sensitivity to interest rate changes for the portion of our loan portfolio that matures after one year is shown below.

TABLE 14. Loan Sensitivity to Changes in Interest Rates

	December 31, 2017
(in thousands)	Fixed Rate	Floating Rate	Total
Total loans:
Commercial non-real estate	$2,756,706	$3,006,453	$5,763,159
Commercial real estate - owner occupied	1,383,740	584,518	1,968,258
Total commercial & industrial	4,140,446	3,590,971	7,731,417
Commercial real estate - income producing	948,279	1,040,355	1,988,634
Construction and land development	494,525	460,004	954,529
Residential mortgages	1,569,135	952,409	2,521,544
Consumer	815,515	1,184,153	1,999,668
Total loans	$7,967,900	$7,227,892	$15,195,792

Nonperforming Assets

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, troubled debt restructurings and other real estate owned (ORE) and foreclosed assets. Loans past due 90 days or more and still accruing are also disclosed.

TABLE 15. Nonperforming Assets

	December 31,
(in thousands)	2017	2016	2015	2014	2013
Loans accounted for on a nonaccrual basis: (a)
Commercial non-real estate loans	$63,387	$170,703	$83,677	$14,248	$8,705
Commercial non-real estate loans - restructured	89,476	78,334	5,066	1,263	4,654
Total commercial non-real estate loans	152,863	249,037	88,743	15,511	13,359
Commercial real estate - owner occupied	23,549	13,433	8,841	13,589	14,794
Commercial real estate - owner occupied - restructured	2,440	981	1,160	1,911	2,321
Total commercial real estate - owner occupied loans	25,989	14,414	10,001	15,500	17,115
Commercial real estate - income producing loans	9,054	13,147	10,225	12,428	22,575
Commercial real estate - income producing loans - restructured	5,520	807	590	691	770
Total commercial real estate - income producing loans	14,574	13,954	10,815	13,119	23,345
Construction and land development loans	3,791	3,651	15,993	5,187	8,770
Construction and land development loans - restructured	16	898	1,301	2,378	7,930
Total construction and land development loans	3,807	4,549	17,294	7,565	16,700
Residential mortgage loans	38,703	22,815	23,082	21,348	22,255
Residential mortgage loans - restructured	1,777	851	717	746	—
Total residential mortgage loans	40,480	23,666	23,799	22,094	22,255
Consumer loans	15,087	12,350	9,061	5,748	6,912
Total nonaccrual loans	$252,800	$317,970	$159,713	$79,537	$99,686
Restructured loans - still accruing:
Commercial non-real estate loans	$114,224	$32,887	$—	$424	$2,323
Commercial real estate loans - owner occupied	1,578	493	1,638	2,116	1,944
Commercial real estate loans - income producing	3,827	5,939	2,473	1,464	1,200
Construction and land development loans	—	—	20	4,905	3,298
Residential mortgage loans	480	259	106	54	507
Consumer loans	384	240	60	8	—
Total restructured loans - still accruing	120,493	39,818	4,297	8,971	9,272
Total nonperforming loans	373,293	357,788	164,010	88,508	108,958
ORE and foreclosed assets	27,542	18,943	27,133	59,569	76,979
Total nonperforming assets (b)	$400,835	$376,731	$191,143	$148,077	$185,937
Loans 90 days past due still accruing	$27,766	$3,039	$7,653	$4,825	$10,387
Total restructured loans	$219,722	$121,689	$13,131	$15,960	$24,947
Ratios:
Nonperforming assets to loans plus ORE and foreclosed assets	2.11%	2.25%	1.22%	1.06%	1.50%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	54.18%	63.58%	105.54%	137.96%	111.97%
Loans 90 days past due still accruing to loans	0.15%	0.02%	0.05%	0.03%	0.08%

(a)

Nonaccrual loans and accruing loans past due 90 days or more do not include acquired credit-impaired loans which were written down to fair value upon acquisition and accrete interest income the remaining life of the loan.

(b)	Includes total nonaccrual loans, total restructured loans—still accruing and ORE and foreclosed assets.

Nonperforming assets, including nonaccrual loans, troubled debt restructurings (“TDRs”) and ORE, totaled $400.8 million at December 31, 2017, compared to $376.7 million at December 31, 2016. The net increase in nonperforming loans was mainly due to an increase in accruing restructured loans, partially offset by a decline in nonaccrual loans.  Nonperforming energy loans totaled $214 million at December 31, 2017 down from $239 million at December 31, 2016.  The $25 million year-over-year decrease impacted both the exploration and production (“E&P”) and energy support segments with E&P nonperforming loans down $20 million to $59 million and energy support service loans down $5 million to $155 million. Nonperforming assets as a percentage of total loans, ORE and foreclosed assets was 2.11% at December 31, 2017, compared to 2.25% at December 31, 2016. Non-energy nonperforming loans were up $40 million at December 31, 2017 compared to the prior year due largely to a few credits with no systemic or specific industry negative trends.

Nonaccrual loans were $252.8 million at December 31, 2017, a decrease of $65.2 million from December 31, 2016. The majority of this decrease occurred in commercial non-real estate loans, where energy-related nonaccruals decreased $107 million during 2017.

Loans modified in TDRs totaled $219.7 million at December 31, 2017 compared to $121.7 million at December 31, 2016. These totals included $99.2 million and $81.9 million, respectively, of loans reported in nonaccrual loans. TDRs arise when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and, consequently, a modification that would otherwise not be considered is granted to the borrower. Certain loans modified in a TDR may continue to accrue interest, depending on the individual facts and circumstances of the borrower. The $80.7 million increase in accruing TDRs between December 31, 2016 and December 31, 2017 is mainly due to energy-related loans as the industry remains stressed.

ORE and foreclosed assets increased by  a net $8.6 million during 2017 to $27.5 million at December 31, 2017, mostly due to the restructuring of an energy credit to an equity interest and the closure of overlapping branches.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses represents management’s estimate of probable credit losses inherent in the loan and lease portfolios at period end.  We determine the allowance in accordance with applicable accounting literature as well as regulatory guidance related to receivables and contingencies.  Management, with Board of Directors oversight, is responsible for ensuring the adequacy of the allowance. The allowance is evaluated for adequacy on at least a quarterly basis. For a discussion of this process, see Note 1 to the consolidated financial statements located in Item 8. “Financial Statements and Supplementary Data.”

At December 31, 2017, the allowance for loan losses was $217.3 million compared to $229.4 million at December 31, 2016. This decrease is attributable to a reduction in the allowance for energy-related loans, partially offset by an increase in the non-energy allowance.  Management believes the allowance level for the energy portfolio, as built in previous years, remains adequate and allowed  the reserve to decline with charge-offs in 2017. The allowance related to the energy portfolio decreased $36.3 million to $70.2 million at December 31, 2017, and represented 6.7% of energy loans outstanding.  The non-energy allowance was up $24.2 million in 2017, reflecting continued growth and diversification of the portfolio, as well as slightly higher criticized loans.

The Company’s balance of criticized commercial loans totaled $1.1 billion at December 31, 2017, down from $1.3 billion at December 31, 2016. Criticized loans are defined as those having potential weaknesses that deserve management’s close attention (risk-rated special mention, substandard and doubtful), including both accruing and nonaccruing loans. Criticized energy-related credits decreased approximately $339 million, partially offset by higher criticized non-energy commercial credits of $147 million.  This increase in non-energy criticized loans is largely attributable to several larger loans that are diversified as to both industry and geography.  The level as a percent of  total loans is not outside of historic norms. As of December 31, 2017, criticized loans in the energy portfolio were $550 million, or approximately 52% of that portfolio. Energy-related loans delinquent for more than 30 days, including accrual and nonaccrual loans, totaled $89 million, or 8%, of the energy portfolio at December 31, 2017.

Management continues to closely monitor the ability of the Company’s energy related customers to service their debt, including reviews of customers’ balance sheets, leverage ratios, collateral values and other critical lending metrics.  We note that even with the improved commodity prices in the second half of 2017, we continue to expect a lag in the recovery of energy service and support credits, with the key to resolution being stabilized prices over the longer-term.  Many reserve based lending credits are showing signs of improvement, however, we are seeing limited improvement in the support sector, with the expectation for land based services to recover more quickly than drilling and non-drilling services that support offshore production.  Based upon information currently available, management is maintaining the estimate that net charge-offs from energy related credits could be as high as $95 million over the duration of the cycle, which started in the fourth quarter of 2014.  To date, the Company has recorded approximately $76 million in energy related net charge-offs since the start of the cycle, including net charge-offs of $35 million in 2017.

The following table provides a breakout of the Company’s allowance for loan losses for the energy portfolio, allocated by sector at December 31, 2017 and 2016:

Table 16.  Energy Allowance for Loan Losses by Sector

	2017			2016
($ in millions)	Outstanding Balance	Allowance for Loan and Lease Losses	Allowance for Loan and Lease Losses as a % of Loans	Outstanding Balance	Allowance for Loan and Lease Losses	Allowance for Loan and Lease Losses as a % of Loans
Upstream (reserve-based lending)	$353	$11.4	3.24%	$482	$20.9	4.34%
Midstream	52	0.4	0.71%	77	2.2	2.91%
Support - drilling	121	10.5	8.62%	156	15.4	9.90%
Support - nondrilling	529	47.9	9.06%	697	68.0	9.75%
Total	$1,055	$70.2	6.65%	$1,412	$106.5	7.54%

The ratio of the allowance for loan losses as a percentage of period-end loans was 1.14% at December 31, 2017, compared to 1.37% at December 31, 2016. The allowance maintained on the non-purchased credit impaired portion of the loan portfolio totaled $203.2 million, or 1.08% of related loans, at December 31, 2017, compared to $211.1 million, or 1.27%, at December 31, 2016.

We recorded a total provision for loan losses during 2017 of $59.0 million, compared to $110.7 million in 2016. The decrease in the provision was mainly from a $66.3 million provision related to the energy portfolio in 2016.

Net charge-offs from the non-purchased credit impaired loan portfolio during 2017 were $68.7 million, or 0.38%, of average total loans. This compares to net non-purchased credit impaired charge-offs of $59.1 million, or 0.37% of average total loans, for the year ended December 31, 2016. Energy net charge-offs contributed $35.0 million and $37.8 million to total losses for the years ended December 31, 2017 and 2016, respectively. The purchased credit impaired portfolios resulted in a net recovery of $0.2 million and $0.6 million for the years ended December 31, 2017 and 2016, respectively.

The following table sets forth activity in the allowance for loan losses for the periods indicated:

TABLE 17. Summary of Activity in the Allowance for Loan Losses

	December 31,
(in thousands)	2017	2016	2015	2014	2013
Allowance for loan losses at beginning of period	$229,418	$181,179	$128,762	$133,626	$136,171
Loans charged-off:
Non-Purchased credit impaired loans: (a)
Commercial non real estate	51,479	42,620	6,934	6,813	6,671
Commercial real estate - owner occupied	558	1,819	1,002	2,334	3,818
Total commercial & industrial	52,037	44,439	7,936	9,147	10,489
Commercial real estate - income producing	259	346	480	1,245	1,707
Construction and land development	619	964	2,424	4,770	10,312
Total Commercial	52,915	45,749	10,840	15,162	22,508
Residential mortgages	2,542	1,040	1,635	2,285	2,297
Consumer	31,277	26,099	16,688	14,055	18,094
Total non-purchased credit impaired charge-offs	86,734	72,888	29,163	31,502	42,899
Purchased credit impaired loans:
Commercial non real estate	—	—	1,427	221	1,071
Commercial real estate - owner occupied	—	28	390	2,960	2,442
Total commercial & industrial	—	28	1,817	3,181	3,513
Commercial real estate - income producing	—	1	2,353	2,390	1,972
Construction and land development	77	18	410	148	1,244
Total commercial	77	47	4,580	5,719	6,729
Residential mortgages	297	323	772	1,008	1,532
Consumer	153	8	143	1,270	1,250
Total purchased credit impaired charge-offs	527	378	5,495	7,997	9,511
Total charge-offs	87,261	73,266	34,658	39,499	52,410
Recoveries of loans previously charged-off:
Non-Purchased credit impaired loans:
Commercial non real estate	7,519	3,969	3,342	3,047	5,790
Commercial real estate - owner occupied	395	480	1,663	1,064	1,461
Total commercial & industrial	7,914	4,449	5,005	4,111	7,251
Commercial real estate - income producing	987	989	742	614	1,898
Construction and land development	1,459	1,725	2,179	4,000	1,676
Total commercial	10,360	7,163	7,926	8,725	10,825
Residential mortgages	1,040	859	687	644	1,936
Consumer	6,605	5,809	4,338	5,014	5,829
Total non-Purchased credit impaired recoveries	18,005	13,831	12,951	14,383	18,590
Purchased credit impaired loans:
Commercial non real estate	7	115	1,704	485	90
Commercial real estate - owner occupied	453	269	971	441	6,158
Total commercial & industrial	460	384	2,675	926	6,248
Commercial real estate - income producing	1	2	21	1,000	—
Construction and land development	144	361	910	3,138	735
Total commercial	605	747	3,606	5,064	6,983
Residential mortgages	24	36	84	1	13
Consumer	75	189	196	431	160
Total purchased credit impaired recoveries	704	972	3,886	5,496	7,156
Total recoveries	18,709	14,803	16,837	19,879	25,746
Net charge-offs - non-purchased credit impaired loans	68,729	59,057	16,212	17,119	24,309
Net charge-offs - purchased credit impaired loans	(177)	(594)	1,609	2,501	2,355
Total net charge-offs	68,552	58,463	17,821	19,620	26,664
Provision for loan losses before FDIC benefit - purchased credit impaired loans	(4,423)	(5,361)	(5,855)	(20,010)	(1,160)
Benefit attributable to FDIC loss share agreement	2,526	3,957	2,800	19,084	8,615
Provision for loan losses non-purchased credit impaired loans	60,865	112,063	76,093	34,766	25,279
Provision for loan losses, net	58,968	110,659	73,038	33,840	32,734
(Decrease) increase in FDIC loss share receivable	(2,526)	(3,957)	(2,800)	(19,084)	(8,615)
Allowance for loan losses at end of period	$217,308	$229,418	$181,179	$128,762	$133,626
Ratios:
Gross charge-offs - non-purchased credit impaired to average loans	0.47%	0.45%	0.20%	0.24%	0.37%
Recoveries - non-purchased credit impaired to average loans	0.10%	0.09%	0.09%	0.11%	0.16%
Net charge-offs - non-purchased credit impaired to average loans	0.38%	0.37%	0.11%	0.13%	0.21%
Allowance for loan losses to period-end loans	1.14%	1.37%	1.15%	0.93%	1.08%

(a)	Non-purchased credit impaired loans includes originated and acquired loans.

An allocation of the loan loss allowance by major loan category is set forth in the following table. The decrease in the allowance for commercial non-real estate loans is primarily attributable to the energy-related portfolio discussed above.

TABLE 18. Allocation of Allowance for Loan Losses by Category

	December 31,
	2017		2016		2015		2014		2013
($ in thousands)	Allowance for Loan Losses	% of Total Allowance	Allowance for Loan Losses	% of Total Allowance	Allowance for Loan Losses	% of Total Allowance	Allowance for Loan Losses	% of Total Allowance	Allowance for Loan Losses	% of Total Allowance
Total loans:
Commercial non-real estate	$127,918	59	$147,052	64	$109,428	60	$51,169	40	$37,017	28
Commercial real estate - owner occupied	12,962	6	11,083	5	9,858	6	13,536	10	18,973	14
Total commercial & industrial	140,880	65	158,135	69	119,286	66	64,705	50	55,990	42
Commercial real estate - income producing	13,709	6	13,509	6	6,041	3	7,546	6	12,639	9
Construction and land development	7,372	3	6,271	3	5,642	3	6,421	5	8,845	7
Total commercial	161,961	75	177,915	78	130,969	72	78,672	61	77,474	58
Residential mortgages	24,844	11	25,361	11	25,353	14	28,660	22	34,881	26
Consumer	30,503	14	26,142	11	24,857	14	21,430	17	21,271	16
Total loans	$217,308	100	$229,418	100	$181,179	100	$128,762	100	$133,626	100

Short-Term Investments

Short-term liquidity investments, including interest-bearing bank deposits and federal funds sold, increased  $14.2 million from December 31, 2016 to a total of $92.4 million at December 31, 2017.  Average short-term investments for 2017 totaled $363 million, a $17 million, or 5%, decrease from 2016. Short-term liquidity assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors.

Deposits

Total deposits at December 31, 2017 were $22.3 billion, up $2.8 billion, or 15%, from December 31, 2016, with approximately $1.5 billion related to the FNBC transactions. Average total deposits in 2017 of $20.8 billion were up $2.2 billion, or 12%, over 2016, with approximately $1.2 billion related to the FNBC transactions.

As of December 31, 2017 noninterest-bearing deposits totaled $8.3 billion, a $649 million, or 8%, increase over 2016.  The proportion of noninterest-bearing deposits in the overall deposit mix was 37.3% at December 31, 2017 compared to 39.4% at the end of December 31, 2016.

Interest-bearing transaction and savings deposits totaled $8.2 billion at December 31, 2017 compared to $6.9 billion at December 31, 2016. The $1.3 billion, or 18%, increase in interest–bearing transaction and savings deposits included $931 million from the FNBC transactions.

Interest-bearing public fund deposits at December 31, 2017 increased $477 million, or 19%, compared to December 31, 2016, with $296 million of the increase from the FNBC transactions.  Year-end public fund account balances are subject to annual fluctuations dependent upon a number of factors, including the timing of tax collections. Seasonal cash inflows from public entities in the fourth quarter of each year typically results in higher balances than at other times during the year with subsequent reductions beginning in the first quarter of the following year.

Time deposits at December 31, 2017 increased $432 million, or 19%, from December 31, 2016. This increase was primarily due to a $220 million increase in CDs under $250,000, and a $153 million increase in brokered CDs.  The Company uses brokered deposits as a funding source subject to strict parameters regarding the amount, interest rate and maturity.

Table 19 sets forth average balances and weighted-average rates paid on deposits for each year in the three-year period ended December 31, 2017, as well as the percentage of total deposits for each category. Table 20 sets forth the maturities of time certificates of deposit greater than $250,000 at December 31, 2017.

TABLE 19. Average Deposits

	2017			2016			2015
($ in millions)	Balance	Rate	Mix	Balance	Rate	Mix	Balance	Rate	Mix
Interest-bearing deposits:
Interest-bearing transaction deposits	$3,619.4	0.50%	17.4%	$2,960.9	0.26%	15.9%	$3,454.2	0.14%	20.2%
Money market deposits	4,794.9	0.58	23.0	4,245.9	0.44	22.8	3,529.2	0.36	20.6
Savings deposits	1,765.8	0.03	8.5	1,642.4	0.01	8.8	1,572.7	0.01	9.2
Overnight treasury management deposits	—	—	—	—	—	—	317.3	0.24	1.9
Time deposits (including Public Funds)	2,873.8	1.04	13.8	2,574.9	0.85	13.8	2,056.2	0.74	12.0
Total interest-bearing deposits	13,053.9	0.59%	62.7	11,424.1	0.43%	61.2	10,929.6	0.31%	63.8
Noninterest bearing demand deposits	7,777.7		37.3	7,232.2		38.8	6,195.2		36.2
Total deposits	$20,831.6		100.0%	$18,656.3		100.0%	$17,124.8		100.0%

TABLE 20. Maturity of Time Certificates of Deposit greater than or equal to $250,000*

December 31,
(in thousands)	2017
Three months	$203,276
Over three months through six months	138,014
Over six months through one year	173,867
Over one year	216,401
Total	$731,558

*     Includes public fund time deposits

Short-Term Borrowings

Table 21 sets forth balances of short-term borrowings for each of the past three years.  Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase and borrowings from the FHLB. Customer repurchase agreements are a significant source of customer funding. These agreements are offered mainly to commercial customers to assist them with their ongoing cash management strategies or to provide a temporary investment vehicle for their excess liquidity pending redeployment for corporate or investment purposes. While customer repurchase agreements provide a recurring source of funds to the Bank, the amounts available over time can be volatile.

The $1.1 billion of FHLB borrowings at December 31, 2017 consists of six fixed rate notes totaling $223 million, all maturing in 2018 and several variable rate term notes totaling $910 million maturing from 2020 to 2026.  These notes reprice either monthly or quarterly and may be repaid at our option, either in whole or in part, on any monthly repricing date subject to a two week advanced notice requirement.

TABLE 21. Short-Term Borrowings

	Years Ended December 31,
($ in thousands)	2017	2016	2015
Federal funds purchased:
Amount outstanding at period end	$140,754	$2,275	$10,100
Average amount outstanding during period	27,063	14,052	15,992
Maximum amount at any month end during period	140,754	59,475	13,675
Weighted-average interest at period end	1.00%	0.38%	0.13%
Weighted-average interest rate during period	1.37%	0.50%	0.26%
Securities sold under agreements to repurchase:
Amount outstanding at period end	$430,569	$358,131	$513,544
Average amount outstanding during period	501,719	454,571	539,169
Maximum amount at any month end during period	587,569	579,099	609,671
Weighted-average interest at period end	0.17%	0.04%	0.03%
Weighted-average interest rate during period	0.12%	0.03%	0.03%
FHLB borrowings:
Amount outstanding at period end	$1,132,567	$865,000	$900,000
Average amount outstanding during period	1,478,114	943,570	469,973
Maximum amount at any month end during period	2,061,652	1,175,000	900,000
Weighted-average interest at period end	1.35%	0.54%	0.32%
Weighted-average interest rate during period	1.00%	0.41%	0.18%

Long-Term Debt

As of December 31, 2017, long-term debt totaled $306 million, down $131 million from December 31, 2016.  The decrease was primarily a result of the repayment of $96 million of 5.875% subordinated notes that matured in April 2017.

Long-term debt at December 31, 2017 included $150 million of 30-year subordinated notes at a fixed rate of 5.95% maturing on June 15, 2045. Subject to prior approval by the Federal Reserve, we may redeem the notes in whole or in part on any interest payment date on or after June 15, 2020. This debt qualifies as Tier 2 capital in the calculation of certain regulatory capital ratios.

We entered into a three-year senior unsecured single-draw term note facility totaling $125 million in December 2015. Amounts borrowed under this facility bear interest at a variable rate of LIBOR plus 1.50% per annum. Quarterly principal payments of $4.5 million are required. The remaining principal balance as of December 31, 2017 was $89 million. The borrowing may be repaid in whole or in part at any time prior to the December 18, 2018 maturity date without premium or penalty, subject to reimbursement of certain lenders’ costs.

The Company’s other long-term debt consist of borrowings associated with tax credit fund activities.

Item 8. “Financial Statements and Supplementary Data—Note 9” provides further discussion on long-term debt.

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

Commitments to extend credit totaled $6.7 billion at December 31, 2017, of which $702 million represents commitments to extend credit to energy-related companies.  These commitments include revolving commercial credit lines, non-revolving loan commitments issued mainly to finance the acquisition and development of construction of real property or equipment, and credit card and personal credit lines. The availability of funds under commercial credit lines and loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract, which may include the maintenance of sufficient collateral coverage levels, payment and financial performance, and compliance with other contractual conditions. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Credit card and personal credit lines are generally subject to adjustment or cancellation if the borrower’s credit quality deteriorates. A number of commercial and personal credit lines are used only partially or, in some cases, not at all before they expire, and the total commitment amounts do not necessarily represent future cash requirements of the Company.

A substantial majority of the letters of credit are standby agreements that obligate the Bank to fulfill a customer’s financial commitments to a third party if the customer is unable to perform. The Bank issues standby letters of credit primarily to provide credit enhancement to customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services.

The contract amounts of these instruments reflect our exposure to credit risk. The Bank undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support.

The following table shows the commitments to extend credit and letters of credit at December 31, 2017 and 2016 according to expiration date.

TABLE 22. Loan Commitments and Letters of Credit

		Expiration Date
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
December 31, 2017
Commitments to extend credit	$6,689,033	$2,813,301	$1,610,457	$1,334,392	$930,883
Letters of credit	348,377	298,927	44,186	5,132	132
Total	$7,037,410	$3,112,228	$1,654,643	$1,339,524	$931,015

		Expiration Date
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
December 31, 2016
Commitments to extend credit	$5,878,290	$2,647,413	$1,463,388	$958,518	$808,971
Letters of credit	338,014	240,669	81,183	16,162	—
Total	$6,216,304	$2,888,082	$1,544,571	$974,680	$808,971

ENTERPRISE RISK MANAGEMENT

We proactively manage risks to capture opportunities and maximize shareholder value. We balance revenue generation and profitability with the inherent risks of our business activities. Enterprise risk management helps protect shareholder value by assessing, monitoring, and managing the risks associated with our businesses. Strong risk management practices enhance decision-making, facilitate successful implementation of new initiatives, and where appropriate, support undertaking greater levels of well-managed risk to drive growth and achieve strategic objectives. Our risk management culture integrates a board-approved risk appetite with senior management direction and governance to facilitate the execution of the Company’s strategic plan. This integration ensures the daily management of risks by product types and continuous corporate monitoring of the levels of risk across the Company. We make changes to our enterprise risk management program and risk governance framework as described here at the direction of senior management and the Board of Directors to capture opportunities and to respond to changes in strategic, business, and operational environments.

Risk Categories and Definitions

Consistent with other participants in the financial services industry, the primary risk exposures of the Company are credit, market, liquidity, operational, legal, reputational, and strategic. We have adopted these seven risk categories as outlined by the Federal Reserve Board and other bank regulators to govern the risk management of banks and bank holding companies. Oversight responsibility for these categories is assigned within our risk committee governance structure.

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
•

Reputational risk is the potential that negative publicity regarding an institution’s business practices, whether true or not, will cause a decline in the customer base, costly litigation, or revenue reductions. The Company also recognizes its reputation with shareholders and associates is an important factor of reputational risk.

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

•

Governance committees. The Capital Committee (CAPCO) of the Company serves as the senior level management risk/reward committee and oversees the business strategy, organizational structure, capital planning, and liquidity strategies for the Company. CAPCO directly oversees the strategic and reputation risk categories, which include litigation strategy and the development of capital stress testing within the Company’s risk governance framework. CAPCO drives business strategy development and execution, provides corporate financial oversight, and is responsible for portfolio risk committee oversight. CAPCO provides oversight of the portfolio risk/reward committees to ensure tactics to address business strategy changes are properly vetted and adopted, and protect the Company’s reputation.

•

Portfolio committees. The Company has three portfolio risk/reward committees focusing on credit (CREDCO), market and liquidity (ALCO), and operational,  legal and compliance (OPCO) risk categories. These committees review and monitor the risk categories in a portfolio context ensuring risk assessment and management processes are being effectively executed to identify and manage risk and direct changes and escalate issues to CAPCO and Board Risk Committees when needed. The committees also monitor the risk portfolios for changes to the Company’s risk profile as well as ensure the risk portfolio is performing within the board-approved risk appetite. Portfolio committees report to CAPCO.

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

Approximately 6% of the Bank’s loan portfolio consists of commercial non-real estate loans to the energy and energy-related sectors. These energy-based loans are actively reviewed, reported and managed. This level of lending to the energy sector is expected given our footprint and is an area of specialization and core competency of our organization. Managing collateral is an essential component of managing the Bank’s energy-related credit risk exposure. Collateral valuations are obtained at the time of origination, and updated if it is determined that the collateral value has deteriorated or if the loan is deemed to be a problem loan. In light of the current pressure on the energy sector, we continue to manage and reduce our exposure, improve our cross industry diversification, and proactively manage potential impacts to earnings.

Real estate loan levels are monitored throughout the year and the bank currently does not have a commercial real estate concentration as defined by interagency guidelines. In light of the national housing market recovery, improving local market demand, favorable price appreciation in many markets, and positive economic growth, the Company increased its exposure to residential construction/development lending during 2016 and continuing into 2017.  However, these lending activities will continue to be closely monitored for any potential signs of market weakness.

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

IRR on the Company’s balance sheet consists of reprice, option, yield curve, and basis risks. Reprice risk results from differences in the maturity or repricing of asset and liability portfolios. Option risk arises from “embedded options” present in many financial instruments such as loan prepayment options, deposit early withdrawal options and interest rate options. These options allow customers opportunities to benefit when market interest rates change, which typically results in higher costs or lower revenue for the Company. Yield curve risk refers to the risk resulting from unequal changes in the spread between two or more rates for different maturities for the same instrument. Basis risk refers to the potential for changes in the underlying relationship between market rates and indices, which subsequently result in a narrowing of the profit spread on an earning asset or liability. Basis risk is also present in administered rate liabilities, such as savings accounts, negotiable order of withdrawal accounts, and money market accounts where historical pricing relationships to market rates may change due to the level or directional change in market interest rates.

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

The Company utilizes an asset/liability model as the primary quantitative tool in measuring the amount of IRR associated with changing market rates. The model is used to perform net interest income, economic value of equity, and GAP analyses. The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next twelve-month and 24-month periods. The model measures the impact on net interest income relative to a base case scenario of hypothetical fluctuations in interest rates over the next 24 months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. The impact of interest rate derivatives, such as interest rate swaps, caps and floors, is also included in the model. Other interest rate-related risks such as prepayment, basis and option risk are also considered.

Net Interest Income at Risk

Our primary market risk is interest rate risk that stems from uncertainty with respect to absolute and relative levels of future market interest rates that affect our financial products and services. In an attempt to manage our exposure to interest rate risk, management measures the sensitivity of our net interest income and cash flows under various market interest rate scenarios, establishes interest rate risk management policies and implements asset/liability management strategies designed to produce a relatively stable net interest margin under varying rate environments.

We measure our interest rate sensitivity primarily by running net interest income simulations. Our balance sheet is asset sensitive over a two year period to rising interest rates under various shock scenarios. The model measures annual net interest income sensitivity relative to a base case scenario and incorporates assumptions regarding balance sheet growth and the mix of earning assets and funding sources as well as pricing, repricing and maturity characteristics of the existing and projected balance sheet.

The following table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in the yield curve at December 31, 2017. Shifts are measured in 100 basis point increments, except for the down rate scenario where the decrease is limited to 100 basis points, in a range from -100 to +500 basis points from base case (-100 through +300 basis points presented in Table 23). Base case encompasses key assumptions for asset/liability mix, loan and deposit growth, pricing, prepayment speeds, deposit decay rates, securities portfolio cash flows and reinvestment strategy, and the market value of certain assets. The base case scenario assumes that the current interest rate environment is held constant throughout the 24-month forecast period; the instantaneous shocks are performed against that yield curve. These results indicate that we are slightly asset sensitive compared to the stable rate environment assumed for the base case.

TABLE 23. Net Interest Income (te) at Risk

		Estimated Increase (Decrease) in NII
Change in Interest Rates		Year 1	Year 2
(basis points)
-	100	(1.09)%	(3.25)%
+	100	2.03%	3.20%
+	200	3.52%	5.50%
+	300	4.65%	7.19%

Note: Decrease in interest rates limited to a 100 basis point decrease in current rate environment

These scenarios are instantaneous shocks that assume balance sheet management will mirror base case. Should the yield curve begin to rise or fall, management has strategies available to maximize earnings opportunities or offset the negative impact to earnings. For example, in a rising rate environment, deposit pricing strategies could be adjusted to offer more competitive rates on long and medium-term CDs and less competitive rates on short-term CDs. Another opportunity at the start of such a cycle would be reinvesting the securities portfolio cash flows into short-term or floating-rate securities. On the loan side, we can make more floating-rate loans that tie to indices that reprice more frequently, such as LIBOR (London interbank offered rate) and make fewer fixed-rate loans. Finally, there are a number of hedge strategies by which management could use derivatives, including swaps and purchased ceilings, to lock in net interest margin protection.

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

Liquidity

Liquidity management is focused on ensuring that funds are available to meet the cash flow requirements of our depositors and borrowers, while also meeting the operating, capital and strategic cash flow needs of the Company, the Bank and other subsidiaries. We develop liquidity management strategies and measures and monitor liquidity risk as part of an overall asset/liability management process.

TABLE 24. Liquidity Metrics

	2017	2016	2015
Free securities / total securities	44.15%	23.46%	20.29%
Core deposits / total deposits	93.03%	93.22%	94.90%
Wholesale funds / core deposits	9.71%	9.18%	11.02%
Average loans / average deposits	87.76%	86.11%	84.28%

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window. Management has established an internal target for the ratio of free securities to total securities to be 15% or more. As shown in Table 24 above, our ratios of free securities to total securities were 44.15% and 23.46%, respectively, at December 31, 2017 and 2016. The improvement in this ratio was due to an $871 million increase in total securities outpacing the growth in funds that require pledging. The total pledged securities at December 31, 2017 were down $550 million compared to December 31, 2016. This decrease was primarily due to the use of FHLB letters of credit for pledging purposes instead of investment securities.

The liability portion of the balance sheet provides liquidity mainly through the Company’s ability to use cash sourced from various customers’ interest-bearing and noninterest-bearing deposit accounts and sweep accounts.  At December 31, 2017, deposits totaled $22.3 billion, an increase of $2.8 billion, or 15%, from December 31, 2016. Core deposits represent total deposits excluding certificates of deposits (“CDs”) of $250,000 or more and brokered deposits.  The ratio of core deposits to total deposits was 93.03% at December 31, 2017, compared to 93.22% to December 31, 2016. Core deposits totaled $20.7 billion at December 31, 2017, an increase of $2.6 billion from December 31, 2016. This increase was due, in part, to the FNBC transactions. Brokered deposits totaled $838 million as of December 31, 2017 compared to $693 million at December 31, 2016. Use of brokered deposits as a funding source is subject to strict parameters regarding the amount, term, and interest rate.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. In addition to funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At December 31, 2017, the Bank had borrowed $1.1 billion from the FHLB and had approximately $3.2 billion remaining available under this line.  The Bank also has unused borrowing capacity at the Federal Reserve’s discount window of approximately $2.2 billion.  There were no outstanding borrowings with the Federal Reserve at December 31, 2017 and December 31, 2016.

Wholesale funds which were comprised of short-term borrowings and long-term debt, were 9.71% of core deposits at December 31, 2017 and 9.18% at December 31, 2016. The increase was related to a $347 million increase in wholesale funds, primarily from FHLB borrowings, and a $2.6 billion increase in core deposits. The Company has established an internal target for wholesale funds to be less than 25% of core deposits.

Another key measure the Company uses to monitor its liquidity position is the loan to deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding).   The loan-to-deposit ratio measures the amount of funds the Company lends out for each dollar of deposits on hand. The Company’s loan-to-deposit ratio was 87.76% for 2017, up 165 bps from 2016, as average loans grew at a faster pace than average deposits, largely driven by the timing of the FNBC transactions where the majority of the loans acquired were in the first transaction and the deposits in the later.  Management has established an internal target range for the loan to deposit ratio from 83% to 87%. The fourth quarter 2017 average loans to deposit ratio at 86.57% was within the targeted range.

Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the three years ended December 31, 2017.

Dividends received from the Bank have been the primary source of funds available to the Parent Company for the payment of dividends to our stockholders and for servicing its debt. The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends that the Bank can distribute to the Parent Company, as described in Note 11 to the consolidated financial statements, “Stockholders’ Equity.” It is the Company’s policy to maintain cash or other liquid assets to provide liquidity in an amount sufficient to fund a minimum of six quarters of anticipated common stockholder dividends.

CONTRACTUAL OBLIGATIONS

The following table summarizes all significant contractual obligations as of December 31, 2017, according to payments due by period. Obligations under deposit contracts and short-term borrowings are not included. The maturities of time deposits in amounts greater than $250,000 are presented in Table 20. Purchase obligations represent legal and binding contracts to purchase services and goods that cannot be settled or terminated without paying substantially all of the contractual amounts.

TABLE 25. Contractual Obligations

	Payment due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$561,991	$113,433	57,081	33,409	358,068
Operating lease obligations	151,830	16,307	29,281	24,416	81,826
Purchase obligations	90,118	63,757	24,381	1,980	—
Total	$803,939	$193,497	$110,743	$59,805	$439,894

CAPITAL RESOURCES

The Company currently has a strong capital position which is vital to continued profitability, promotes depositor and investor confidence, and provides a solid foundation for future growth and flexibility in addressing strategic opportunities. Stockholders’ equity totaled $2.9 billion at December 31, 2017 compared to $2.7 billion at December 31, 2016. The $165 million increase resulted primarily from net income for the year of $215.6 million, partially offset by $83.3 million in dividends paid.

On December 16, 2016, the Company issued approximately $259 million, or 6.325 million shares, of its common stock at approximately $41.00 per share.  This additional capital was partially used to support the purchase of assets in the FNBC I transaction.

The Company’s tangible common equity ratio was 7.73% at December 31, 2017, compared to 8.64% a year earlier. The decline in tangible capital is mainly attributable to the increase in assets and goodwill associated with the FNBC transactions. The Company has established an internal target for the tangible common equity ratio of at least 8.00%. Management allows the tangible common equity ratio to drop below 8.00% on a temporary basis if it believes that the shortfall can be replenished through normal operations within a short time frame.  We expect to reach this target level in 2018.

The primary quantitative measures that regulators use to gauge capital adequacy are the ratios of total, tier 1 and common equity tier 1 regulatory capital to risk-weighted assets (risk-based capital ratios) and the ratio of Tier 1 capital to average total assets (leverage ratio). The Federal Reserve Board’s final rule implementing the Basel III regulatory capital framework and related Dodd-Frank Act changes was effective for the Company on January 1, 2015. The final rule strengthened the definition of regulatory capital, increased risk-based capital requirements, and made selected changes to the calculation of risk-weighted assets. The rule sets the Basel III minimum regulatory capital requirements for all organizations. It includes a new common equity Tier 1 ratio of 4.5% of risk-weighted assets, raises the minimum Tier 1 capital ratio from 4.0% to 6.0% of risk-weighted assets and sets a new conservation buffer of 2.5% of risk-weighted assets; however, the rule allows for transition periods for certain changes, including the conservation buffer. Based on capital ratios as of December 31, 2017 using Basel III definitions, the Company and the Bank exceeded all capital requirements of the new rule, including the fully phased-in conservation buffer. The Company and the Bank have established internal targets for its total risk-based capital ratio, Tier 1 risk-based capital ratio and leverage ratio of 11.5%, 9.5% and 7.0%, respectively.

At December 31, 2017, our regulatory capital ratios were well in excess of current regulatory minimum requirements. Additionally, both the Company and the Bank were considered “well capitalized” by regulatory agencies.  The following table shows the Company’s capital ratios for the past five years. Note 11 – Stockholders’ Equity to the consolidated financial statements provides additional information about the Bank’s regulatory capital ratios.

TABLE 26.  Risk-Based Capital and Capital Ratios

(in thousands)	2017	2016	2015	2014	2013
Common equity tier 1 capital	$2,214,723	$2,184,812	$1,844,992	$1,777,348	$1,685,058
Additional tier 1 capital	—	—	—	—	—
Tier 1 capital	2,214,723	2,184,812	1,844,992	1,777,348	1,685,058
Tier 2 capital	367,308	379,418	350,921	168,362	192,774
Total capital	$2,582,031	$2,564,230	$2,195,913	$1,945,710	$1,877,832
Risk-weighted assets	$21,695,628	$19,404,265	$18,515,904	$15,822,448	$14,325,757
Ratios
Leverage (Tier 1 capital to average assets)	8.43%	9.56%	8.55%	9.17%	9.34%
Common equity tier 1 capital to risk-weighted assets *	10.21%	11.26%	9.96%	n/a	n/a
Tier 1 capital to risk-weighted assets	10.21%	11.26%	9.96%	11.23%	11.76%
Total capital to risk-weighted assets	11.90%	13.21%	11.86%	12.30%	13.11%
Common stockholders' equity to total assets	10.55%	11.34%	10.57%	11.92%	12.76%
Tangible common equity to total assets	7.73%	8.64%	7.62%	8.59%	9.00%

*     Common equity tier 1 capital only effective for years ended after December 31, 2014.

The Company’s regulatory capital ratios declined in 2017 due largely to the assets acquired in the FNBC transactions and organic growth; however, they remain strong at December 31, 2017, with common equity tier 1 and tier 1 risk-weighted asset ratios at 10.21%, and total risk-weighted asset ratios at 11.90%.

STOCK REPURCHASE PROGRAM

In September 2016, the Company’s stock repurchase plan that had been approved by the Board of Directors on August 28, 2015 expired. The plan had authorized the repurchase of up to 5%, or approximately 3.9 million shares of its outstanding common stock. There were no repurchases under the plan in 2016 and 2017.

See Item 5. “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional discussion of the Company’s common stock buyback program.

FOURTH QUARTER RESULTS

Net income for the fourth quarter of 2017 was $55.4 million, or $0.64 per diluted common share, compared to $58.9 million, or $0.68, and $51.8 million, or $0.64, respectively in the third quarter of 2017 and the fourth quarter of 2016.  The fourth quarter of 2017 includes an estimated $19.5 million ($0.22 per share impact) charge for the re-measurement of net deferred tax assets related to the Tax Act, while the third quarter of 2017 included $11.4 million of nonoperating items ($0.08 per share) mainly related to the FNBC transactions.  There were no nonoperating items in the fourth quarter of 2016. The following discussion highlights recent factors impacting Hancock’s results of operations and financial position.

Highlights of the Company’s fourth quarter of 2017 results (compared to third quarter 2017):

•	Net income decreased $3.5 million, or 6%; excluding the $19.5 million net deferred tax asset re-measurement charge and nonoperating items, earnings increased $8.7 million, or 13%
•	Loans increased $218 million, or 5% linked quarter annualized
•	Energy loans totaled $1.1 billion at year end and comprised 5.6% of total loans, down from 6% at September 30, 2017; allowance for the energy portfolio totaled $70.2 million, or 6.7% of energy loans
•	Core pre-provision net revenue of $116.5 million, up $5.4 million, or 5%
•	Net interest margin of 3.48%, up 4 bps; core net interest margin up 3 bps to 3.35%
•	Efficiency ratio improved approximately 100 bps to 56.6%
•	Return on average assets declined 6 bps to 0.82%; excluding nonoperating items and the net deferred tax asset re-measurement charge, return on average assets increased 11 bps to 1.10%
•	Tangible common equity ratio decreased 7 bps to 7.73% mainly related to the deferred tax asset re-measurement charge

Total loans at December 31, 2017 were $19.0 billion, an increase of $218 million, or 1%, from September 30, 2017.  The Company’s net loan growth during the quarter was diversified across the footprint and also in areas identified as part of the Company’s revenue-generating initiatives.

Total deposits at December 31, 2017 were $22.3 billion, up $719 million, or 3%, from September 30, 2017. The fourth quarter increase reflected year-end seasonality of both commercial and public fund customers. Historically, customers have built deposits at year-end, particularly in demand deposits, with some of those deposits being withdrawn in the first quarter.

Noninterest-bearing deposits totaled $8.3 billion at December 31, 2017, up $411 million, or 5%, from September 30, 2017 and comprised 37% of total deposits at December 31, 2017. Interest-bearing transaction and savings deposits totaled $8.2 billion at year-end 2017, up $288 million, or 4%, compared to September 30, 2017.

Time deposits of $2.7 billion decreased $258 million, or 9%, while interest-bearing public fund deposits increased $278 million, or 10%, to $3.0 billion at December 31, 2017.

The Company recorded a total provision for loan losses for the fourth quarter of 2017 of $15 million, up from $13 million in the third quarter of 2017.   Net charge-offs from the non-purchased credit impaired loan portfolio were $21.1 million, or 0.44% of average total loans on an annualized basis in the fourth quarter of 2017, compared to $11.8 million, or 0.25% of average total loans, for the third quarter of 2017.  Energy-related net charge-offs were $8.4 million and $3.6 million in the fourth quarter and third quarters of 2017, respectively.  The provision expense reflects the continued decline in energy allowance as management believes the level, as built in prior quarters, remains adequate, partially offset by an increase in the non-energy allowance as we grow and diversify the portfolio.

Net interest income (te) for the fourth quarter of 2017 was $217 million, up $5.5 million from the third quarter of 2017.  The increase reflects both an improved mix and growth in earning assets, an increase in the loan yield of 7 bps and a 2 bp increase in the yield on the securities portfolio.  These improvements were partially offset by a 2 bp increase in the cost of funds related to higher rates paid on time deposits and public deposits.

The net interest margin (te) was 3.48% for the fourth quarter of 2017, up 4 bps from the third quarter of 2017.  The net interest margin, excluding net purchase accounting adjustments, increased 3 bps to 3.35% during the fourth quarter of 2017.  The main driver of the expansion was an improved mix of earning assets during the quarter coupled with an increase of 7 bps in the loan yield.

Noninterest income totaled $69.7 million for the fourth quarter of 2017, up $2.6 million, or 7%, from the third quarter of 2017.  Included in the total is $2.9 million of gains on sale of loans.

Service charges on deposits totaled $22.5 million for the fourth quarter of 2017, up $1.0 million, or 5%, from the third quarter of 2017. Bank card and ATM fees totaled $14.2 million, up $0.8 million, or 6%, from the third quarter of 2017.

Trust fees totaled $11.1 million, up $0.3 million, or 3% linked-quarter.  Investment and annuity income and insurance fees totaled $5.8 million, down $0.4 million, or 7% linked-quarter.

Fees from secondary mortgage operations totaled $3.2 million for the fourth quarter of 2017, down $0.9 million, or 22% linked-quarter.

Other noninterest income totaled $12.9 million, up $1.8 million, or 16%, from the third quarter of 2017.  The increase was mainly related to a $2.9 million gain from the bulk sale of problem loans partially offset by several smaller miscellaneous items.

Noninterest expense for the fourth quarter of 2017 totaled $168.1 million, down $9.6 million, or 5%, from the third quarter of 2017.  Included in the third quarter’s total are $11.4 million of nonoperating expenses related to costs associated with the FNBC transactions.  Excluding these items, operating expenses were up $1.8 million, or 1%, linked-quarter.

Total personnel expense was $95.2 million in the fourth quarter of 2017, up $2.5 million, or 3%, from the third quarter of 2017.  The increase was mainly related to performance-based incentive pay.

Occupancy and equipment expense totaled $15.0 million in the fourth quarter of 2017, down $0.8 million, or 5%, from the third quarter of 2017.

Amortization of intangibles totaled $5.9 million for the fourth quarter of 2016, down $0.2 million, or 3%, linked-quarter. Net gains on ORE dispositions exceeded ORE expense by $0.3 million in the fourth quarter of 2017.  The third quarter reflects a more normal level of ORE expense at $0.2 million.

Other operating expense totaled $52.4 million in the fourth quarter of 2017, up $0.8 million, or 2%, from the third quarter of 2017.

The effective income tax rate for the fourth quarter of 2017 was 21% (excluding the deferred tax asset re-measurement charge). The lower rate in the fourth quarter was primarily related to the excess tax benefit of stock compensation deduction in excess of book expense. The effective income tax rate continues to be less than the statutory rate due primarily to tax-exempt income and tax credits.

The summary of quarterly financial information appearing in “Item 8. Financial Statements and Supplementary Data” provides selected comparative financial information for each of the four quarters of 2017 and 2016.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The accounting principles we follow and the methods for applying these principles conform to accounting principles generally accepted in the United States of America and general practices followed by the banking industry. The significant accounting principles and practices we follow are described in Note 1 to the consolidated financial statements. These principles and practices require management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Management evaluates the estimates and assumptions made on an ongoing basis to help ensure the resulting reported amounts reflect management’s best estimates and judgments given current facts and circumstances. The following discusses certain critical accounting policies that involve a higher degree of management judgment and complexity in producing estimates that may significantly affect amounts reported in the consolidated financial statements and notes.

Acquisition Accounting

Acquisitions are accounted for under the purchase method of accounting. Purchased assets, including identifiable intangible assets, and assumed liabilities are recorded at their respective acquisition date fair values. Management applies various valuation methodologies to these assets and liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular item being valued. Examples of such items include loans, deposits, identifiable intangible assets and certain other assets and liabilities acquired or assumed in business combinations. Management uses significant estimates and assumptions to value such items, including, among others, projected cash flows, repayment rates, default rates and losses assuming default, discount rates, and realizable collateral values. The purchase date valuations and any subsequent adjustments also determine the amount of goodwill or bargain purchase gain recognized in connection with the business combination. Certain assumptions and estimates must be updated regularly in connection with the ongoing accounting for purchased loans. Valuation assumptions and estimates may also have to be revisited in connection with periodic assessments of possible value impairment, including impairment of goodwill, intangible assets and certain other long-lived assets. The use of different assumptions could produce significantly different valuation results, which could have material positive or negative effects on our results of operations.

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

The qualitative component comprised 30% of the total ALLL as of December 31, 2017. The qualitative component of the ALLL remains elevated in 2017 compared to historical levels as a result of the continuing energy cycle, requiring management’s best estimate of the impact to the portfolio with limited quantitative support. While we believe the level of allowance is sufficient to absorb losses inherent in the portfolio today, actual results could differ significantly depending on the depth and duration of the energy cycle and the overall impact to the portfolio, which remains uncertain.

For loans impaired that are individually evaluated, a specific allowance is calculated as the shortfall between the loan’s value and its recorded investment. The loan’s value is measured by either the loan’s observable market price, the fair value of the collateral of the loan (less liquidation costs) if it is collateral dependent, or by the present value of expected future cash flows discounted at the loan’s effective interest rate. Values for impaired loans are highly subjective and actual results could differ.

Goodwill Impairment Testing

Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired, or the excess of the fair value of the net liabilities assumed over the consideration received.  Goodwill is not amortized but is assessed for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The impairment test compares the estimated fair value of a reporting unit with its net book value.  We have assigned all goodwill to one reporting unit that represents our overall banking operations. The fair value of the reporting unit is based on valuation techniques that market participants would use in an acquisition of the whole unit, such as estimated discounted cash flows, the quoted market price of our common stock adjusted for a control premium and observable average price-to-earnings and price-to-book multiples of our competitors.  If the unit’s fair value is less than its carrying value, an estimate of the implied fair value of the goodwill is compared to the goodwill’s carrying value and any impairment recognized.

We completed our annual impairment test of goodwill as of September 30, 2017 and concluded that there was no impairment.  We used the discounted net present value of estimated future cash flows approach to measure the fair value of goodwill at September 30, 2017. This valuation technique requires significant assumptions concerning the expected net interest margins and other revenue and expense levels, loan and deposit growth rates, and discount rates for cash flows. Changes to any of these assumptions could result in significantly different results.

Income Taxes

Judgement is required in determining our provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws. The Tax Act that was signed into law on December 22, 2017 significantly revises the U.S. corporate income tax laws by, among other things, lowering the statutory corporate tax rate from 35% to 21% and eliminating or reducing certain deductions. The Company re-measured its deferred tax assets and liabilities based upon the newly enacted U.S. statutory federal income tax rate of 21%, which is the tax rate at which these assets and liabilities are expected to reverse in the future. The re-measurement resulted in a $19.5 million charge to income tax expense for the year ended December 31, 2017, comprised of $25.3 million of expense related to certain items included within AOCI, and a provisional income tax benefit of $5.8 million related to items included in continuing operations. The provisional benefit is a reasonable estimate as the Company has not completed its analysis of the impact of the Tax Act and the related calculations that could affect the measurement of deferred tax assets and liabilities. The SEC’s Staff Accounting Bulletin No. 118 permits the recording of provisional amounts related to the impact of the Tax Act during a measurement period which is not to exceed one year from the enactment date of the Tax Act. Adjustments to the provisional amount may occur during the measurement period as the Company continues to collect information, finalize calculations and interpret any additional guidance provided by the IRS or other regulatory agencies.  Any such adjustments may materially impact income tax expense in the period in which the adjustments are made. Refer to Note 13 – Income Taxes within Item 8. “Financial Statements and Supplementary Data” for more information regarding the Tax Cuts and Jobs Act and its impact to our consolidated financial statements.

Accounting for Retirement Benefits

Management makes a variety of assumptions in applying principles that govern the accounting for benefits under the Company’s defined benefit pension plans and other postretirement benefit plans. These assumptions are essential to the actuarial valuation that determines the amounts recognized and certain disclosures it makes in the consolidated financial statements related to the operation of these plans. Two of the more significant assumptions concern the expected long-term rate of return on plan assets and the rate needed to discount projected benefits to their present value. Changes in these assumptions impact the cost of retirement benefits recognized in net income and comprehensive income. Certain assumptions are closely tied to current conditions and are generally revised at each measurement date. For example, the discount rate is reset annually with reference to market yields on high quality fixed-income investments. Other assumptions, such as the rate of return on assets, are determined, in part, with reference to historical and expected conditions over time and are not as susceptible to frequent revision. Holding other factors constant, the cost of retirement benefits will move opposite to changes in either the discount rate or the rate of return on assets. Item 8. “Financial Statements and Supplementary Data—Note 16” provides further discussion on the accounting for Hancock’s retirement and employee benefit plans and the estimates used in determining the actuarial present value of the benefit obligations and the net periodic benefit expense.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to our consolidated financial statements that appears in Item 8. “Financial Statements and Supplementary Data.”

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required for this item is included in the section entitled “Asset/Liability Management” that appears in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated here by reference.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s unaudited quarterly results for 2017 and 2016 are presented below.

Summary of Quarterly Results

(Unaudited)

	2017
(in thousands, except per share data)	First	Second	Third	Fourth
Income Statement Data:
Interest income (te) (a)	$210,813	$234,741	$241,295	$248,122
Interest expense	(20,824)	(26,460)	(29,859)	(31,126)
Net interest income (te) (a)	189,989	208,281	211,436	216,996
Taxable equivalent adjustment	8,298	8,564	8,579	8,949
Net interest income	181,691	199,717	202,857	208,047
Provision for loan losses	(15,991)	(14,951)	(13,040)	(14,986)
Noninterest income	63,491	67,487	67,115	69,688
Noninterest expense	(163,542)	(183,470)	(177,616)	(168,063)
Income before income taxes	65,649	68,783	79,316	94,686
Income tax expense	16,635	16,516	20,414	39,237
Net income	$49,014	$52,267	$58,902	$55,449
For informational purposes only:
Nonoperating items, net - pre-tax	2,111	10,617	11,393	—
Impact of re-measurement of deferred tax asset (b)	—	—	—	19,520
Balance Sheet Data:
Period end balance sheet data
Total assets	$25,485,026	$26,630,569	$26,816,755	$27,336,086
Earning assets	23,278,297	24,295,892	24,545,798	25,024,792
Loans	18,204,868	18,473,841	18,786,285	19,004,163
Deposits	19,922,020	21,442,815	21,533,859	22,253,202
Stockholders' equity	2,763,622	2,813,962	2,863,275	2,884,949
Average balance sheet data
Total assets	$24,756,506	$26,526,253	$26,677,573	$26,973,507
Earning assets	22,770,001	24,338,130	24,487,426	24,812,676
Loans	17,303,044	18,369,446	18,591,219	18,839,537
Deposits	19,247,858	20,932,561	21,349,818	21,762,757
Stockholders' equity	2,733,089	2,786,566	2,838,517	2,867,475
Performance Ratios:
Return on average assets	.80%	.79%	.88%	.82%
Return on average common equity	7.27%	7.52%	8.23%	7.67%
Net interest margin (te) (a)	3.37%	3.43%	3.44%	3.48%
Common Shares Data:
Earnings per share:
Basic	$0.57	$0.60	$0.68	$0.64
Diluted	$0.57	$0.60	$0.68	$0.64
Cash dividends per common share	$0.24	$0.24	$0.24	$0.24
Market data:
High sales price	$49.50	$52.94	$50.40	$53.35
Low sales price	41.71	42.70	41.05	46.18
Period-end closing price	45.55	49.00	48.45	49.50
Trading volume	45,119	39,035	33,243	29,308

Core pre-provision net revenue (TE) (c)
Net interest income	$181,691	$199,717	$202,857	$208,047
Noninterest income	63,491	67,487	67,115	69,688
Total revenue	$245,182	$267,204	$269,972	$277,735
Taxable equivalent adjustment	8,298	8,564	8,579	8,949
Purchase accounting adjustments - revenue (d)	(3,463)	(7,076)	(7,347)	(7,960)
Nonoperating revenue	(4,352)	—	—	—
Core revenue (TE)	$245,665	$268,692	$271,204	$278,724
Noninterest expense	(163,542)	(183,470)	(177,616)	(168,063)
Intangible amortization	4,705	5,757	6,070	5,885
Nonoperating expense	6,463	10,617	11,393	—
Core pre-provision net revenue (TE)	$93,291	$101,596	$111,051	$116,546

(a)	Taxable equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	Income tax expense resulting from re-measurement of net deferred asset following the enactment of the Tax Act.
(c)	For discussion of non-GAAP measures, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(d)	Includes net loan discount accretion and net investment premium amortization, both arising from acquisition accounted for as a business combination, and amortization of the FDIC loss share receivable.

Summary of Quarterly Results (continued)

(Unaudited)

	2016
(in thousands, except per share data)	First	Second	Third	Fourth
Income Statement Data:
Interest income (te) (a)	$185,984	$189,702	$188,937	$193,383
Interest expense	(17,805)	(18,537)	(18,640)	(18,069)
Net interest income (te) (a)	168,179	171,165	170,297	175,314
Taxable equivalent adjustment	(5,343)	(6,196)	(6,784)	(7,516)
Net interest income	162,836	164,969	163,513	167,798
Provision for loan losses	(60,036)	(17,196)	(18,972)	(14,455)
Noninterest income	58,186	63,694	63,008	65,893
Noninterest expense	(156,032)	(150,942)	(149,058)	(156,283)
Income before income taxes	4,954	60,525	58,491	62,953
Income tax expense	1,115	13,618	11,772	11,122
Net income	$3,839	$46,907	$46,719	$51,831
For information purposes only:
Nonoperating items, net - pre-tax	4,978	—	—	—
Balance Sheet Data:
Period end balance sheet data
Total assets	$22,809,370	$23,063,790	$23,108,730	$23,975,302
Earning assets	20,821,513	21,037,622	21,085,398	21,881,520
Loans	15,978,124	16,035,796	16,070,821	16,752,151
Deposits	18,656,150	18,816,869	18,885,477	19,424,266
Stockholders' equity	2,421,040	2,463,365	2,489,127	2,719,768
Average balance sheet data
Total assets	$22,932,515	$23,138,591	$23,202,790	$23,437,530
Earning assets	20,910,668	21,147,029	21,197,406	21,462,188
Loans	15,848,770	16,059,846	16,023,458	16,323,897
Deposits	18,281,754	18,717,755	18,710,236	18,912,155
Stockholders' equity	2,431,747	2,430,005	2,472,398	2,517,418
Performance Ratios:
Return on average assets	0.07%	0.82%	0.80%	0.88%
Return on average common equity	0.64%	7.76%	7.52%	8.19%
Net interest margin (te) (a)	3.23%	3.25%	3.20%	3.26%
Common Shares Data:
Earnings per share
Basic	$0.05	$0.59	$0.59	$0.64
Diluted	$0.05	$0.59	$0.59	$0.64
Cash dividends per common share	$0.24	$0.24	$0.24	$0.24
Market data:
High sales price	$25.84	$27.84	$32.94	$45.50
Low sales price	20.01	21.93	24.49	31.73
Period-end closing price	22.96	26.11	32.43	43.10
Trading volume	56,319	41,668	42,809	43,664

Core Pre-Provision Net Revenue (b)
Net interest income	$162,836	$164,969	$163,513	$167,798
Noninterest income	58,186	63,694	63,008	65,893
Total revenue	$221,022	$228,663	$226,521	$233,691
Taxable equivalent adjustment	5,343	6,196	6,784	7,516
Purchase accounting adjustments - revenue (c)	(4,026)	(3,716)	(3,088)	(2,538)
Core revenue (TE)	$222,339	$231,143	$230,217	$238,669
Noninterest expense	(156,032)	(150,942)	(149,058)	(156,283)
Intangible amortization	5,124	5,005	4,886	4,766
Nonoperating expense	4,978	—	—	—
Core pre-provision net revenue (TE)	$76,409	$85,206	$86,045	$87,152

(a)	Taxable equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	For discussion of non-GAAP measures, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
(c)	Includes net loan discount accretion and net investment premium amortization, both arising from acquisition accounted for as a business combination, and amortization of the FDIC loss share receivable.

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

The Company’s internal control over financial reporting as of December 31, 2017 was audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that internal control over financial reporting was effective as of December 31, 2017.

John M. Hairston President & Chief Executive Officer (Principal Executive Officer) February 26, 2018	Michael M. Achary Chief Financial Officer (Principal Financial Officer) February 26, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hancock Holding Company:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hancock Holding Company and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of income and comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances.   We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP

New Orleans, Louisiana

February 26, 2018

We have served as the Company’s auditor since 2009.

Hancock Holding Company and Subsidiaries

Consolidated Balance Sheets

	December 31,
(in thousands, except per share data)	2017	2016
Assets:
Cash and due from banks	$386,948	$372,689
Interest-bearing bank deposits	92,157	77,235
Federal funds sold	227	942
Securities available for sale, at fair value (amortized cost of $2,949,057 and $2,562,000)	2,910,869	2,516,908
Securities held to maturity (fair value of $2,962,010 and $2,470,117)	2,977,511	2,500,220
Loans held for sale	39,865	34,064
Loans	19,004,163	16,752,151
Less: allowance for loan losses	(217,308)	(229,418)
Loans, net	18,786,855	16,522,733
Property and equipment, net of accumulated depreciation of $214,998 and $231,127	333,663	361,612
Prepaid expense	28,015	18,038
Other real estate, net	14,862	18,884
Accrued interest receivable	82,191	65,887
Goodwill	745,523	621,193
Other intangible assets, net	90,640	87,757
Life insurance contracts	541,081	480,406
FDIC loss share receivable	—	16,219
Deferred tax asset, net	53,979	104,435
Other assets	251,700	176,080
Total assets	$27,336,086	$23,975,302
Liabilities and Stockholders' Equity:
Deposits:
Noninterest-bearing	$8,307,497	$7,658,203
Interest-bearing	13,945,705	11,766,063
Total deposits	22,253,202	19,424,266
Short-term borrowings	1,703,890	1,225,406
Long-term debt	305,513	436,280
Accrued interest payable	8,680	9,574
Other liabilities	179,852	160,008
Total liabilities	24,451,137	21,255,534
Stockholders' equity:
Common stock	292,716	291,358
Capital surplus	1,718,117	1,698,253
Retained earnings	1,008,518	850,689
Accumulated other comprehensive loss, net	(134,402)	(120,532)
Total stockholders' equity	2,884,949	2,719,768
Total liabilities and stockholders' equity	$27,336,086	$23,975,302
Common shares authorized (par value of 3.33 per share)	350,000	350,000
Common shares issued	87,903	87,495
Common shares outstanding	85,200	84,235

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per share data)	2017	2016	2015
Interest income:
Loans, including fees	$772,030	$625,023	$583,751
Loans held for sale	851	1,022	678
Securities-taxable	102,013	91,099	90,522
Securities-tax exempt	22,235	13,222	3,447
Short-term investments	3,452	1,801	1,248
Total interest income	900,581	732,167	679,646
Interest expense:
Deposits	76,546	48,934	33,876
Short-term borrowings	15,735	4,065	1,078
Long-term debt	15,988	20,052	19,518
Total interest expense	108,269	73,051	54,472
Net interest income	792,312	659,116	625,174
Provision for loan losses	58,968	110,659	73,038
Net interest income after provision for loan losses	733,344	548,457	552,136
Noninterest income:
Service charges on deposit accounts	83,166	74,187	72,813
Trust fees	44,538	46,589	45,627
Bank card and ATM fees	53,779	47,427	46,480
Investment and annuity fees	20,529	18,477	20,669
Secondary mortgage market operations	15,209	16,282	12,579
Insurance commissions and fees	3,212	4,501	8,567
Amortization of loss share receivable	(2,427)	(5,918)	(5,747)
Other income	49,775	47,482	35,961
Securities transactions	—	1,754	335
Total noninterest income	267,781	250,781	237,284
Noninterest expense:
Compensation expense	320,096	287,783	278,661
Employee benefits	56,568	55,884	54,880
Personnel expense	376,664	343,667	333,541
Net occupancy expense	47,869	41,296	44,842
Equipment expense	14,841	13,663	15,494
Data processing expense	66,385	58,619	55,590
Professional services expense	40,235	29,561	40,198
Amortization of intangibles	22,417	19,781	24,184
Telecommunications and postage	14,686	13,146	14,127
Deposit insurance and regulatory fees	29,627	23,499	16,736
Other real estate (income) expense, net	(2,669)	(3,481)	2,740
Other expense	82,636	72,564	72,203
Total noninterest expense	692,691	612,315	619,655
Income before income taxes	308,434	186,923	169,765
Income taxes	92,802	37,627	38,304
Net income	$215,632	$149,296	$131,461
Earnings per common share - basic	$2.49	$1.87	$1.64
Earnings per common share - diluted	$2.48	$1.87	$1.64
Dividends paid per share	$0.96	$0.96	$0.96
Weighted average shares outstanding-basic	84,695	77,850	78,197
Weighted average shares outstanding-diluted	84,963	77,949	78,307

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2017	2016	2015
Net income	$215,632	$149,296	$131,461
Other comprehensive income (loss) before income taxes:
Net change in unrealized loss on available for sale securities and hedges	(425)	(57,346)	(21,270)
Reclassification of net losses realized and included in earnings	5,801	4,016	3,010
Valuation adjustment for pension plan amendment	17,315	—	—
Other valuation adjustments of employee benefit plans	(10,929)	(12,748)	(33,971)
Amortization of unrealized net loss on securities transferred to held to maturity	3,786	3,830	3,530
Other comprehensive income (loss) before income taxes	15,548	(62,248)	(48,701)
Income tax expense (benefit)	4,088	(22,311)	(18,180)
Other comprehensive income (loss) net of income taxes	11,460	(39,937)	(30,521)
Comprehensive income	$227,092	$109,359	$100,940

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
					Other
(in thousands, except	Common Stock		Capital	Retained	Comprehensive
per share data)	Shares Issued	Amount	Surplus	Earnings	Loss, net	Total
Balance, December 31, 2014	87,480	$291,307	$1,507,673	$723,496	$(50,074)	$2,472,402
Net income	—	—	—	131,461	—	131,461
Other comprehensive loss	—	—	—	—	(30,521)	(30,521)
Comprehensive Income	—	—	—	131,461	(30,521)	100,940
Cash dividends declared ($0.96 per common share)	—	—	—	(77,013)	—	(77,013)
Common stock activity, long-term incentive plan	11	39	12,388	—	—	12,427
Purchase of common stock under stock buyback program (3,305 shares)	—	—	(95,613)	—	—	(95,613)
Balance, December 31, 2015	87,491	$291,346	$1,424,448	$777,944	$(80,595)	$2,413,143
Net income	—	—	—	149,296	—	149,296
Other comprehensive loss	—	—	—	—	(39,937)	(39,937)
Comprehensive Income	—	—	—	149,296	(39,937)	109,359
Cash dividends declared ($0.96 per common share)	—	—	—	(76,551)	—	(76,551)
Common stock activity, long-term incentive plan	4	12	12,991	—	—	13,003
Issuance of stock from dividend reinvestment and stock purchase plan	—	—	1,515	—	—	1,515
Common stock issued in public stock offering (6,325 shares)	—	—	259,299	—	—	259,299
Balance, December 31, 2016	87,495	$291,358	$1,698,253	$850,689	$(120,532)	$2,719,768
Net income	—	—	—	215,632	—	215,632
Other comprehensive income	—	—	—	—	11,460	11,460
Comprehensive Income	—	—	—	215,632	11,460	227,092
Reclassification of certain tax effects from accumulated other comprehensive loss	—	—	—	25,330	(25,330)	—
Cash dividends declared ($0.96 per common share)	—	—	—	(83,266)	—	(83,266)
Common stock activity, long-term incentive plan	408	1,358	16,644	133	—	18,135
Issuance of stock from dividend reinvestment and stock purchase plan	—	—	3,220	—	—	3,220
Balance, December 31, 2017	87,903	$292,716	$1,718,117	$1,008,518	$(134,402)	$2,884,949

See accompanying notes to consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$215,632	$149,296	$131,461
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	28,142	28,363	28,763
Provision for loan losses	58,968	110,659	73,038
(Gain) loss on other real estate owned	(2,839)	(4,444)	635
Deferred tax (benefit) expense	49,831	(7,839)	16,685
Increase in cash surrender value of life insurance contracts	(14,959)	(11,112)	(9,789)
Gain on the sale of loans	(3,363)	(4,414)	—
(Gain) loss on disposal of other assets	1,587	(5,180)	1,815
Net (increase) decrease in loans held for sale	3,317	(14,267)	(289)
Net amortization of securities premium/discount	33,244	29,048	21,105
Amortization of intangible assets	22,417	19,781	24,184
Amortization of FDIC loss share receivable	2,427	5,918	5,747
Stock-based compensation expense	17,633	14,266	12,944
Increase (decrease) in interest payable and other liabilities	2,307	10,315	(4,722)
Net payments (to) from FDIC for loss share claims	2,299	(3,134)	14,051
Decrease in FDIC loss share receivable	8,613	5,667	6,407
(Increase) decrease in other assets	(9,836)	15,197	(94,816)
Other, net	(4,335)	5,795	8,511
Net cash provided by operating activities	411,085	343,915	235,730

Hancock Holding Company and Subsidiaries

Consolidated Statements of Cash Flows—(Continued)

	Years Ended December 31,
(in thousands)	2017	2016	2015
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	$213,877	$173,215	$9,289
Proceeds from maturities of securities available for sale	338,843	408,311	842,114
Purchases of securities available for sale	(742,279)	(1,071,869)	(1,323,853)
Proceeds from maturities of securities held to maturity	373,088	425,453	538,777
Purchases of securities held to maturity	(863,457)	(563,661)	(749,102)
Net (increase) decrease in short-term investments	351,087	487,378	237,393
Proceeds from sale of loans	59,483	177,645	3,533
Net increase in loans	(1,051,628)	(1,331,125)	(1,868,548)
Purchase of life insurance contracts	(50,000)	(40,000)	—
Purchases of property and equipment	(20,297)	(19,272)	(23,804)
Proceeds from sales of property and equipment	1,853	7,445	14,259
Proceeds from sales of other real estate	24,324	24,624	47,115
Cash received in excess of cash paid for acquisitions	476,609	—	—
Other, net	(6,824)	825	(3,604)
Net cash used in investing activities	(895,321)	(1,321,031)	(2,276,431)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	900,427	1,075,370	1,776,081
Net increase (decrease) in short-term borrowings	(118,151)	(198,238)	272,071
Repayments of long-term debt	(204,111)	(21,271)	(157,933)
Issuance of long-term debt	165	6,838	273,565
Dividends paid	(83,266)	(76,551)	(77,013)
Payroll tax remitted on net share settlement of equity awards	(11,881)	(3,178)	(3,385)
Repurchase of common stock	—	—	(95,613)
Proceeds from exercise of stock options	12,092	2,147	347
Proceeds from issuance of common stock in public offering	—	259,299	—
Proceeds from dividend reinvestment and stock purchase plan	3,220	1,515	—
Net cash provided by financing activities	498,495	1,045,931	1,988,120
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	14,259	68,815	(52,581)
CASH AND DUE FROM BANKS, BEGINNING	372,689	303,874	356,455
CASH AND DUE FROM BANKS, ENDING	$386,948	$372,689	$303,874

SUPPLEMENTAL INFORMATION
Income taxes paid	$45,092	$30,184	$31,896
Interest paid	108,702	69,624	51,201

SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$19,140	$16,314	$15,462

See accompanying notes to consolidated financial statements.

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

DESCRIPTION OF BUSINESS

Hancock Holding Company (Hancock or the Company) is a financial services company that provides a comprehensive network of full-service financial choices to the Gulf South region through its bank subsidiary, Whitney Bank (Whitney or the Bank), a Mississippi state bank. Whitney Bank operates under brands: “Hancock Bank” in Mississippi, Alabama and Florida and “Whitney Bank” in Louisiana and Texas. Whitney Bank operates a loan production office in Nashville, Tennessee under both the Hancock and Whitney Bank brands. Hancock was organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended. In 2002, the Company qualified as a financial holding company, giving it broader powers. The corporate headquarters of the Company is in Gulfport, Mississippi.

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

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all other entities in which the Company has a controlling interest. Significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

Use of Estimates

The accounting principles the Company follows and the methods for applying these principles conform to U.S. GAAP and general practices followed by the banking industry. These accounting principles and practices require management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and the accompanying notes. Actual results could differ from those estimates.

Fair Value Accounting

U.S. GAAP requires the use of fair values in determining the carrying values of certain assets and liabilities in the financial statements, as well as for specific disclosures about certain assets and liabilities.

Accounting guidance establishes a fair value hierarchy that prioritizes the inputs to these valuation techniques used to measure fair value giving preference to quoted prices in active markets (level 1) and the lowest priority to unobservable inputs such as a reporting entity’s own data or information or assumptions developed from this data (level 3). Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets that are not active, observable inputs other than quoted prices, such as interest rates and yield curves, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Business Combinations

Business combinations are accounted for under the purchase method of accounting. Purchased assets, including identifiable intangibles, and assumed liabilities are recorded at their respective acquisition date fair values. If the fair value of net assets purchased exceeds the consideration given, a bargain purchase gain is recognized. If the consideration given exceeds the fair value of the net assets received or if the fair value of the net liabilities assumed exceeds the consideration received, goodwill is recognized. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses.

All identifiable intangible assets that are acquired in a business combination are recognized at the acquisition date fair value. Identifiable intangible assets are recognized separately if they arise from contractual or other legal rights or if they are separable (i.e., capable of being sold, transferred, licensed, rented, or exchanged separately from the entity).

Cash and Due from Banks

The Company considers only cash on hand, cash items in process of collection and balances due from financial institutions as cash and cash equivalents.

Securities

Securities are classified as trading, held to maturity or available for sale. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates this classification periodically as conditions change that could require reclassification.

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

Loans

Loans held for investment

Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff are considered loans held for investment and reported as “Loans” in the Consolidated Balance Sheets and in the related footnote disclosures.  Loans held for investment include loans originated for investment and loans acquired in purchase transactions.

Originated loans are reported at the principal balance outstanding net of unearned income.  Interest on loans and accretion of unearned income, including net deferred loan fees and costs, are computed in a manner that approximates a level yield on recorded principal. Interest on loans is recognized in income as earned.

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

Loans that are acquired in purchase transactions are recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses.  Acquired loans are segregated between those considered to be performing (“purchased credit performing”) and those with evidence of credit deterioration (“purchased credit impaired”) based on such factors as past due status, nonaccrual status and credit risk ratings (rated substandard or worse).  Purchased credit performing loans are accounted for under Accounting Standards Codification (ASC) 310-20 and purchased credit impaired loans are accounted for under ASC 310-30. Purchased credit impaired loans for which the timing and amount of future cash flows cannot be reasonably projected are accounted for using the cost recovery method.

With the exception of those accounted for using the cost recovery method, the acquired loans are further segregated into loan pools designed to facilitate the development of expected cash flows to be used in estimating fair value.  The pools are based on common risk characteristics such as market area, loan type, credit risk ratings, contractual interest rate, and repayment terms.  Loan types can include commercial and industrial loans not secured by real estate, construction and land development loans, commercial real estate loans, residential mortgage loans, and consumer loans, with further segregation within certain loan types as needed.  Expected cash flows, both principal and interest, from each pool are estimated based on key assumptions covering such factors as prepayments, default rates, and severity of loss given a default.  These assumptions are developed using both historical experience and the portfolio characteristics at acquisition as well as available market research.  The fair value estimate for each pool is based on the estimate of expected cash flows from the pool discounted at prevailing market rates.

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

The excess of estimated cash flows expected to be collected from each purchased credit impaired loan pool over the pool’s carrying value is referred to as the accretable yield and is recognized in interest income using an effective yield method over the expected life of the pool.  Each pool of purchased credit impaired loans is accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.  Purchased credit impaired loans in pools with an accretable yield and expected cash flows that are reasonably estimable are considered to be accruing and performing even though collection of contractual payments on loans within the pool may be in doubt.  Purchased credit impaired loans accounted for in pools are generally not subject to individual evaluation for impairment and are not reported with impaired loans or troubled debt restructurings even if they would otherwise qualify for such treatment.

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

Impaired Loans

The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable all amounts due according to the contractual terms of the loans agreement will not be collected.  A loan is not considered impaired due to a delay in payment if all amounts due, including interest accrued at the contractual interest rate of the period of delay, is expected to be collected.  Impaired loans include loans on nonaccrual, certain purchased credit impaired loans accounted for using the cost recovery method, and troubled debt restructurings (defined below), both performing and nonperforming.  Purchased credit impaired loans accounted for in pools with an accretable yield are considered performing and excluded from impaired loans as this accounting methodology takes into consideration expected future credit losses.

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

The analysis and methodology for estimating the ALLL include two primary elements: A loss rate analysis, which incorporates a historical loss rate as updated for current conditions, is used for loans collectively evaluated for impairment; and a specific reserve analysis is used for loans individually evaluated for impairment. For the loss rate analysis, the Company segments loans into commercial non-real estate, commercial real estate – owner occupied, commercial real estate – income producing, construction and land development, residential mortgage and consumer, with further segmentation as deemed appropriate. Both quantitative and qualitative factors are applied at the detailed portfolio segments. Commercial loans (commercial non-real estate, commercial real estate – owner occupied, commercial real estate – income producing and construction and land development), are further subdivided by risk rating, while retail loans (residential mortgage and consumer) are further subdivided by delinquency. The Company uses loss emergence periods developed based on historical experience, which is currently 24 months for commercial loans and twelve to eighteen months for retail and residential mortgage loans. Historical loss rates are calculated using a weighted average of the most recent three loss emergence periods. As circumstances dictate, management will make adjustments to the overall loss rate to reflect differences in current conditions as compared to those during the historical loss period. Conditions to be considered include problem loan trends, current business and economic conditions, credit concentrations, lending policies and procedures, lending staff, collateral values, loan profiles and volumes, loan review quality, and changes in competition and regulations.

When a loan is determined to be impaired, the amount of impairment is recognized by creating a specific allowance for any shortfall between the loan’s value and its recorded investment. The loan’s value is measured by either the loan’s observable market price, the fair value of the collateral of the loan (less liquidation costs) if it is collateral dependent, or by the present value of expected future cash flows discounted at the loan’s effective interest rate. Loans individually analyzed for impairment are not incorporated into the pool analysis to avoid double counting. The Company limits the specific reserve analysis to include all impaired commercial and residential mortgage loans with relationship balances of $1 million or greater and all loans classified as troubled debt restructurings.

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

For purchased credit impaired loans accounted for in pools, estimated cash flows expected to be collected are recast at each reporting date for each loan pool. These evaluations require the continued use and updating of key assumptions and estimates such as default rates, loss severity given default and prepayment speed assumptions, similar to those used for the initial fair value estimate.  Management’s judgment must be applied in developing these assumptions.  If the present value of expected cash flows for a pool is less than its carrying value, impairment is recognized by an increase in the allowance for loan losses and a charge to the provision for loan losses. If the present value of expected cash flows for a pool is greater than its carrying value, any previously established allowance for loan losses is reversed and any remaining difference increases the accretable yield which will be taken into interest income over the remaining life of the loan pool.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets, which are up to 30 years for buildings and three to ten years for most furniture and equipment. Amortization expense for software is generally charged over three years, or seven years for core systems. Leasehold improvements are amortized over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. The Company evaluates whether events and circumstances have occurred that indicate that such long-lived assets have been impaired. Measurement of any impairment of such long-lived assets is based on their fair values.

Property and equipment used in operations is considered held for sale when certain criteria are met, including when management has committed to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets held for sale are reported at the lower of cost or fair value less costs to sell. Gains and losses related to retirement or disposition of property and equipment are recorded in other income under noninterest income on the consolidated statements of income as realized.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of consideration paid over the fair value of net assets acquired or the excess of the fair value liabilities assumed over consideration received in a business combination.  Goodwill is not amortized but is assessed for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The impairment test compares the estimated fair value of a reporting unit with its net book value.  The Company has assigned all goodwill to one reporting unit that represents overall banking operations. The fair value of the reporting unit is based on valuation techniques that market participants would use in an acquisition of the whole unit, such as estimated discounted cash flows, the quoted market price of  the Company’s stock, adjusted for a control premium, and observable average price-to-earnings and price-to-book multiples of competitors.  If the unit’s fair value is less than its carrying value, an estimate of the implied fair value of the goodwill is compared to the goodwill’s carrying value, and any impairment recognized.

Other identifiable intangible assets with finite lives, such as core deposit intangibles and trade name, are initially recorded at fair value and are generally amortized over the periods benefited. These assets are evaluated for impairment similar to long-lived assets.

Life Insurance Contracts

Bank-owned life insurance contracts (BOLI) are comprised of long-term life insurance contracts on the lives of certain current and past employees where the insurance policy benefits and ownership are retained by the employer. Its cash surrender value is an asset that the Company uses to partially offset the future cost of employee benefits. The cash value accumulation on BOLI is permanently tax deferred if the policy is held to the insured person’s death and certain other conditions are met.

FDIC Loss Share Receivable

Loans purchased in the 2009 acquisition of Peoples First Community Bank (Peoples First) were covered by two loss share agreements between the FDIC and the Company. The loss share receivable was measured separately from the related covered loans as it was not contractually embedded in the loans and was not transferrable should the loans be sold.  The fair value of the loss share receivable at acquisition was estimated by discounting expected reimbursements for losses from the loans covered by the loss share agreements, including appropriate consideration of possible true-up payments to the FDIC at the expiration of the agreements.

Prior to termination of the agreements in July 2017, the loss share receivable was reviewed and updated prospectively as loss estimates related to covered loan pools changed. Increases in expected reimbursements under the loss sharing agreement led to an increase in the loss share receivable. A decrease in expected reimbursements was reflected first as a reversal of any previously recorded increase in the loss share receivable on the covered loan pool with the remainder reflected as a reduction in the loss share receivable’s accretion rate. Increases and decreases in the loss share receivable related to changes in loss estimates resulted in reductions in or additions to the provision for loan losses, which serves to offset the impact on the provision from impairments or impairment reversals recognized on the underlying covered loan pool. The excess (or shortfall) of expected claims as compared to the carrying value of the loss share receivable was accreted (amortized) into noninterest income over the shorter of the remaining life of the covered loan pool or the life of the loss share agreement. The impact on operations of a reduction in the loss share receivable’s accretion rate was associated with an increase in the accretable yield on the underlying loan pool. The loss share receivable was reduced as cash was received from the FDIC related to losses incurred on covered assets.

Derivative Instruments and Hedging Activities

The Company records all derivatives on the balance sheet at fair value as components of other assets and other liabilities. Effective January 3, 2017, the Company’s central clearing counterparty amended its rulebook to legally characterize variation margin accounts as settlements, rather than being reflected separately as collateral.  As a result of the change, the Company began prospectively reflecting derivative assets and liabilities net of the central clearing counterparty derivative margin account. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.

For derivatives designated as hedging the exposure to changes in the fair value of an asset or liability (fair value hedge), the gain or loss is recognized in earnings in the period of the fair value change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. Earnings will be affected to the extent to which the hedge is not effective in achieving offsetting changes in fair value. For derivatives designated as hedging exposure to variable cash flows of a forecasted transaction (cash flow hedge), the effective portion of the derivative’s gain or loss is initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings or in certain circumstances, when the hedge is terminated. The ineffective portion of the gain or loss is reported in earnings immediately. For derivatives that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately.

In applying hedge accounting for derivatives, the Company establishes a method for assessing the effectiveness of the hedging derivative and a measurement approach for determining the ineffective aspect of the hedge upon the inception of the hedge. These methods are consistent with the Company’s approach to managing risk.

Note 10 - Derivatives describes the derivative instruments currently used by the Company and discloses how these derivatives impact the Company’s financial position and results of operations.

Stockholders’ Equity

Common stock reflects shares issued at par value.  Repurchase of the Company’s common stock (treasury stock) is recorded at cost as a reduction of stockholders’ equity within capital surplus in the accompanying Consolidated Balance Sheets and the Statements of Changes in Stockholders’ Equity.  When treasury shares are subsequently reissued, treasury stock is reduced by the cost of such stock using the first-in-first-out method, with the difference recorded in capital surplus or retained earnings, as applicable.

Income Taxes

Income taxes are accounted for using the asset and liability method. Current tax liabilities or assets are recognized for the estimated income taxes payable or refundable on tax returns to be filed with respect to the current year. Deferred tax assets and liabilities are based on temporary differences between the financial statement carrying amounts and the tax bases of the Company’s assets and liabilities. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be realized or settled. Valuation allowances are established against deferred tax assets if, based on all available evidence, it is more likely than not that some or all of the assets will not be realized. The benefit of a position taken or expected to be taken in a tax return is recognized when it is more likely than not that the position will be sustained on its technical merits. The effects of changes in tax rates and laws upon deferred tax balances are recognized in the period in which the legislation is enacted.

The Company makes investments that generate investment tax credits (ITC).  The Company uses the deferral method of accounting which results in the investment tax credits being recognized as a reduction of the related asset.

The Company also invests in projects that yield tax credits issued under the Qualified Zone Academy Bonds (QZAB), Qualified School Construction Bonds (QSCB), Federal and State New Market Tax Credit (NMTC), and Low-Income Housing Tax Credit (LIHTC) programs. Returns on these investments are generated through the receipt of federal and state tax credits. The tax credits are recorded as a reduction to the income tax provision in the year that they are earned. Tax credits from QZAB and QSCB bonds are generally earned over the life of the bonds in lieu of interest income. Credits on Federal NMTC investments are earned over the 7 year compliance period beginning with the year of investment. Credits on State NMTC investments are generally earned over a 3 to 5 year period depending upon the specific state program. Tax credits are earned over a 10 year period for Low-Income Housing investments beginning with the year in which rental activity begins. These tax credits, if not used in the tax return for the year when the credits are first available for use, can be carried forward for 20 years. For those investments where the return of the principal is not expected, the equity investment is amortized over the life of the tax compliance period as a component of noninterest expense.

Retirement Benefits

The Company sponsors defined benefit pension plans and certain other defined benefit postretirement plans for eligible employees. The amounts reported in the consolidated financial statements with respect to these plans are based on actuarial valuations that incorporate various assumptions regarding future experience under the plans. Note 16 – Retirement Benefit Plans discusses the actuarial assumptions and provides information about the liabilities or assets recognized for the funded status of the Company’s obligations under these plans, the net benefit expense charged to current operations, and the amounts recognized as a component of other comprehensive income and AOCI.

Share-Based Payment Arrangements

The grant date fair value of equity instruments awarded to employees and directors establishes the cost of the services received in exchange, and the cost associated with awards that are expected to vest is recognized over the requisite service period.  Share-based compensation for service-based awards that contain a graded vesting schedule is recognized over on a straight-line basis over the requisite service period for the entire award. Forfeitures of unvested awards are recognized in earnings in the period in which they occur. Refer to Note 17 – Share-Based Payment Arrangements for additional information.

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

Reportable Segment Disclosures

Accounting standards require that information be reported about a company’s operating segments using a “management approach.” Reportable segments are identified in these standards as those revenue-producing components for which discrete financial information is produced internally and which are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. The Company has one state bank charter and its stated strategy is focused on providing a consistent package of community banking products and services throughout a coherent market area; as such, the Company has identified its overall banking operations as its only reportable segment. Because the overall banking operations comprise substantially all of the Company’s consolidated operations, no separate segment disclosures are presented.

Other

Assets held by the Bank in a fiduciary capacity are not assets of the Bank and are not included in the Consolidated Balance Sheets.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2017

In February 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The ASU allows reclassification from accumulated other comprehensive income/loss to retained earnings for stranded tax effects resulting from the newly enacted federal corporate tax rate. The amendments in this update are effective for all entities for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendments is permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued.  The amendments in this update should be applied retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act of 2017 is recognized. The Company early adopted this guidance retrospectively, which resulted in a reclassification of $25.3 million from Accumulated Other Comprehensive Loss, Net to Retained Earnings reflected in the Company’s consolidated balance sheet as of December 31, 2017.  Refer to Note 13 – Income Taxes for more information of the provisions of the Tax Cuts and Jobs Act and its impact to the Company’s financial condition and results of operations.

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

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting,” to improve the accounting for employee share-based payments. Several aspects of the accounting for share-based payment award transactions are simplified, including income tax consequences; classification of awards as either equity or liabilities; and classification on the statement of cash flows.  The amendments were effective for public business entities for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The Company adopted the guidance effective January 1, 2017.  In accordance with the standard, the Company elected to account for forfeitures of stock-based compensation as they occur and began reclassifying dividends paid on forfeited shares to compensation expense from retained earnings.  Classification of shares forfeited for taxes are now reflected in the statement of cash flows as a financing rather than operating activity, with all historical periods restated.  In addition, the Company began recognizing excess tax benefits and tax deficiencies during the period in income (rather than in equity) on a prospective basis.  Adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations; however, the prospective change in treatment of excess tax benefits resulted in a reduction of income tax expense of approximately $5.8 million for the year ended December 31, 2017, and could result in volatility of future earnings, depending on changes in the Company’s stock price.

Accounting Standards Issued but Not Yet Adopted at December 31, 2017

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” with the objective of improving financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The update provides changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted in any interim period after issuance of the update. All transition requirements and elections are to be applied to hedging relationships existing on the date of adoption, and the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption.    The Company expects to early adopt this guidance in 2018, using a modified retrospective transition. Adoption of this guidance will not have a material impact upon the Company’s financial condition or results of operations.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715):  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs,” to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost.  The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  The amendments also allow only the service cost component to be eligible for capitalization when applicable.  These amendments are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  Disclosures of the nature of and reason for the change in accounting principle are required in the first interim and annual periods of adoption.  The amendments should be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. Refer to Note 15 – Retirement Benefit Plans – for detail on the components of net periodic pension and post-retirement benefit costs.   Application of this guidance applies only to presentation and will not have a material impact on the Company’s financial condition or results of operations.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credits Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The ASU, more commonly referred to as Current Expected Credit Losses, or CECL, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques currently applied will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  In addition, the ASU amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration.  The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  Early application is permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company is not planning to early adopt this guidance. The Company has engaged a third party to assist in the development of a project roadmap and has formed a cross-functional working group comprised of individuals from various areas including credit, finance, risk management, and information technology. The Company expects the guidance will result in an increase in the allowance for loan losses given the change from covering losses inherent in the portfolio to covering losses over the remaining expected life of the portfolio and the nonaccretable difference on purchased credit impaired loans moving to an allowance (offset by an increase in the carrying value of the related loans). The guidance will also result in the establishment of an allowance for credit loss on held to maturity debt securities.  The amount of the increase in these allowances will be impacted by the portfolio composition and quality at the adoption date as well as economic conditions and forecasts at that time.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” that provides new lease accounting guidance.  Under the guidance, lessees (with the exception of short-term leases) will be required to recognize a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.  Lessor accounting is largely unchanged.  Lessees will need to recognize almost all leases on their balance sheet as a right-of-use asset and a lease liability.  Lessees will no longer be provided with a source of off-balance sheet financing.  Public business entities are required to apply the amendments for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.   In the first quarter of 2018, the FASB issued a targeted improvement standard that allows an additional transition method to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.  Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which the entity adopts the new lease requirements would continue to be in accordance with current GAAP (Topic 840), including disclosures.  The Company plans to elect this transition method.  The Company has selected and will soon begin implementation of a third-party vendor solution. The Company expects a gross-up of its Consolidated Balance Sheets as a result of recognizing lease liabilities and right of use assets; the extent of such is under evaluation.  The Company does not expect material changes to its consolidated results of operations as a result of the application of this guidance.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” affecting any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Most revenue associated with financial instruments, including interest and loan origination fees, is outside the scope of the guidance. Gains and losses on investment securities, derivatives, and sales of financial instruments are also excluded from the scope.  Subsequent to issuance of the revenue recognition guidance, the FASB has issued several updates that deferred by one year the effective date for revenue recognition guidance; clarified its guidance for performing the principal-versus-agent analysis; clarified guidance for identifying performance obligations allowing entities to ignore immaterial promised goods and services in the context of a contract with a customer and other clarifying guidance and technical corrections.  Entities can elect to adopt the guidance either on a full or modified retrospective basis.  Full retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the earliest comparative period presented.  Modified retrospective adoption will require a cumulative effect adjustment to retained earnings as of the beginning of the reporting period in which the entity first applies the new guidance.  The standard is effective for the Company for annual reporting periods beginning after December 15, 2017.  The Company has completed its evaluation of contracts for compliance with the standard and will adopt this guidance in 2018 using the modified retrospective approach. The Company did not identify any material changes to the timing of revenue recognition. The Company will present certain underwriting costs (currently offset against Investment and Annuity Fees), as well as certain subadvisor costs (currently offset against Trust Fees) gross as noninterest expense upon adoption.   Adoption of this guidance will not have a material impact on the Company’s financial condition or results of operations and there will be no cumulative effect adjustment to opening retained earnings, as such an adjustment is deemed insignificant.

Additionally, the following ASUs are applicable to the Company and will be implemented in 2018, or later as the standards become effective, but are not expected to have a significant impact on the Company’s consolidated financial statements:

•	ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting;
•	ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment;
•	ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business;
•	ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory;
•	ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments; and
•	ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

Note 2. Acquisitions

On March 10, 2017, the Company, through its banking subsidiary, Whitney Bank, acquired certain assets and assumed certain liabilities, including nine branches, from First NBC Bank (“FNBC”), referred to as the FNBC I transaction.  Whitney paid approximately $323 million in cash consideration ($326 million cash paid net of $3 million in branch cash acquired), including a $41.6 million transaction premium for the earnings stream acquired.

On April 28, 2017, the Louisiana Office of Financial Institutions (“OFI”) closed FNBC and appointed the FDIC as receiver.  Whitney entered into a purchase and assumption agreement with the FDIC, referred to as the FNBC II transaction. Pursuant to the agreement, Whitney acquired selected assets and assumed select liabilities of the former FNBC, including substantially all of the transaction and savings deposits, and continued to operate its 29 branch locations.  Whitney had the option to purchase (or assume the leases for) the branch and non-branch locations, including furniture, fixtures, and equipment, subsequent to the date of the transaction. This option was exercised for seven branch locations. Whitney paid a premium of $35 million to the FDIC for the earnings stream acquired and received approximately $800 million in cash ($642 million from the FDIC for the net liabilities assumed and $158 million in branch cash acquired).

The FNBC I and FNBC II transactions were accounted for as business combinations and therefore, assets acquired and liabilities assumed were recorded at estimated fair values on the acquisition dates.  The following table sets forth the acquisition date fair value of  the assets acquired and liabilities assumed, the consideration paid or received, and the resulting goodwill recorded in each of the FNBC I and FNBC II transactions, and in the aggregate.

	FNBC I	FNBC II
(in thousands)	March 10, 2017	April 28, 2017	Total
ASSETS
Cash and due from banks	$2,856	$157,932	$160,788
Interest-bearing time deposits with other banks	—	382,622	382,622
Fed funds sold and other short-term investments	—	148	148
Securities	—	213,877	213,877
Total loans	1,203,092	165,577	1,368,669
Property and equipment	11,946	8,988	20,934
Accrued interest receivable	3,143	885	4,028
Identifiable intangible assets	3,900	21,400	25,300
Deferred tax asset	856	1,364	2,220
Other assets	63	4,150	4,213
Total identifiable assets	1,225,856	956,943	2,182,799

LIABILITIES
Deposits	398,171	1,530,338	1,928,509
Short-term borrowings	510,749	85,886	596,635
Long-term debt	93,120	—	93,120
Other liabilities	1,607	3,079	4,686
Total liabilities	1,003,647	1,619,303	2,622,950
Net identifiable assets acquired (liabilities assumed)	222,209	(662,360)	(440,151)
Consideration (Paid) Received	(325,756)	641,577	315,821
Goodwill	$103,547	$20,783	$124,330

The loans acquired were recorded at estimated fair value at the acquisition dates with no carryover of the related allowance for loan losses.  Substantially all of the loans acquired were considered to be performing (“purchased credit performing”) based on such factors as past due status and nonaccrual status, and were accounted for under Accounting Standards Codification (“ASC”) 310-20.  The unpaid principal balance of the performing loans acquired totaled $1.4 billion, of which $31.7 million is not expected to be collected.  The difference at the acquisition dates between the fair value and the contractual amounts due (the “fair value discount”) of $41.0 million will be accreted into income over the estimated lives of the loan pools established in the valuation. Loans with an unpaid principal balance of $39.9 million and a fair value of $15.0 million were considered to be purchased credit impaired and were accounted for under ASC 310-30 using the cost recovery method; as such, the related fair value discount of $24.9 million will not be accreted into income.

The Company assumed approximately $690 million of borrowings in the transactions, consisting of short-term and long-term Federal Home Loan Bank (“FHLB”) borrowings and securities sold under repurchase agreements.  The short-term FHLB borrowings consisted of $460 million in variable rate term notes and $51 million in fixed rate term notes.  The long-term FHLB borrowings included $93.1 million in fixed rate term notes.  Identifiable intangible assets consist of core deposit intangibles totaling $25.3 million that are being amortized using sum of years’ digits over the asset’s life of eight years for the FNBC I transaction and eleven years for the FNBC II transaction.  Goodwill totaling $124.3 million represents the excess of the consideration paid over the fair value of the net assets acquired, or the excess of the fair value of the net liabilities assumed over the consideration received. It is comprised of estimated future economic benefits arising from these transactions that cannot be individually identified or do not qualify for separate recognition. These benefits include increased market share in the Greater New Orleans and Florida Panhandle market areas, expected earnings streams, and operational efficiencies that the Company believes will result from these business combinations. The tax basis of the goodwill generated from these transactions is expected to be deductible for federal income tax purposes.

The following table illustrates the change in the Company’s goodwill for the year ended December 31, 2017:

(in thousands)
Goodwill balance at December 31, 2016	$621,193
Additions and adjustments:
Initial goodwill recorded in FNBC I transaction	95,568
Measurement period adjustments - FNBC I transaction	7,979
Initial goodwill recorded in FNBC II transaction	23,009
Measurement period adjustments - FNBC II transaction	(2,226)
Goodwill balance at December 31, 2017	$745,523

The operating results of the Company for the year ended December 31, 2017 include the results from the operations acquired in the FNBC transactions since the respective acquisition dates.  Estimating reliable historical financial information is impracticable as only selected components of the businesses, as historically operated, were acquired. A number of post-acquisition events, including the consolidation of certain branch locations and the integration of operations, cash and investments acquired make quantifying discrete earnings contributions of the businesses acquired impracticable.  As such, neither supplemental pro forma financial information of the combined entity, nor revenue and earnings contributed by the businesses acquired since the dates of acquisition are presented.

The Company incurred merger-related costs in connection with the FNBC I and FNBC II transactions.  The following table reflects the merger-related costs for the year ended December 31, 2017 for both the FNBC I and FNBC II transactions combined.  The Company does not expect to incur additional merger-related costs related to the FNBC transactions in any subsequent period.

(in thousands)
Personnel expense	$3,662
Net occupancy and equipment expense	777
Professional services expense	9,681
Data processing expense	974
Other real estate	(1,511)
Advertising expense	1,389
Other expense	4,398
Total merger-related expenses	$19,370

Pending Business Combination

In December 2017, the Company announced that it had entered into an agreement to acquire the bank-managed high net worth individual and institutional investment management and trust business from Capital One, National Association (“Capital One”). The transaction is expected to close in the second quarter of 2018, pending regulatory approval and the satisfaction of customary and other closing conditions.

Note 3. Securities

The amortized cost and fair value of securities classified as available for sale and held to maturity follow.

Securities Available for Sale
	December 31, 2017				December 31, 2016
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$99,535	$—	$2,263	$97,272	$56,751	$—	$1,923	$54,828
Municipal obligations	245,997	1,135	3,346	243,786	253,228	113	11,186	242,155
Residential mortgage-backed securities	1,729,989	5,611	20,387	1,715,213	1,620,191	10,592	19,428	1,611,355
Commercial mortgage-backed securities	704,518	480	17,863	687,135	425,750	—	23,159	402,591
Collateralized mortgage obligations	165,518	4	1,559	163,963	202,580	490	591	202,479
Corporate debt securities	3,500	—	—	3,500	3,500	—	—	3,500
	$2,949,057	$7,230	$45,418	$2,910,869	$2,562,000	$11,195	$56,287	$2,516,908

Securities Held to Maturity
	December 31, 2017				December 31, 2016
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$50,000	$—	$289	$49,711	$50,000	$—	$44	$49,956
Municipal obligations	723,094	8,323	4,245	727,172	648,093	2,147	20,175	630,065
Residential mortgage-backed securities	725,748	4,175	2,690	727,233	862,162	4,329	3,068	863,423
Commercial mortgage-backed securities	317,185	40	3,915	313,310	75,739	—	4,038	71,701
Collateralized mortgage obligations	1,161,484	572	17,472	1,144,584	864,226	1,420	10,674	854,972
	$2,977,511	$13,110	$28,611	$2,962,010	$2,500,220	$7,896	$37,999	$2,470,117

The following tables present the amortized cost and fair value of debt securities at December 31, 2017 by contractual maturity. Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateral mortgage obligations.

(in thousands)	Amortized Cost	Fair Value
Debt Securities Available for Sale
Due in one year or less	$7,624	$7,658
Due after one year through five years	40,743	41,083
Due after five years through ten years	1,226,635	1,208,735
Due after ten years	1,674,055	1,653,393
Total available for sale debt securities	$2,949,057	$2,910,869

(in thousands)	Amortized Cost	Fair Value
Debt Securities Held to Maturity
Due in one year or less	$10,686	$10,695
Due after one year through five years	122,555	122,339
Due after five years through ten years	1,052,688	1,051,036
Due after ten years	1,791,582	1,777,940
Total held to maturity debt securities	$2,977,511	$2,962,010

The Company held no securities classified as trading at December 31, 2017 or 2016.

The details for securities classified as available for sale with unrealized losses as of December 31, 2017 follow.

Available for sale
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$45,616	$42	$51,157	$2,221	$96,773	$2,263
Municipal obligations	2,768	11	173,530	3,335	176,298	3,346
Residential mortgage-backed securities	461,835	4,195	898,099	16,192	1,359,934	20,387
Commercial mortgage-backed securities	203,618	995	411,046	16,868	614,664	17,863
Collateralized mortgage obligations	128,174	1,076	35,488	483	163,662	1,559
	$842,011	$6,319	$1,569,320	$39,099	$2,411,331	$45,418

The details for securities classified as available for sale with unrealized losses as of December 31, 2016 follow.

Available for sale
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$54,788	$1,923	$—	$—	$54,788	$1,923
Municipal obligations	228,588	11,186	—	—	228,588	11,186
Residential mortgage-backed securities	1,087,644	19,359	3,738	69	1,091,382	19,428
Commercial mortgage-backed securities	402,591	23,159	—	—	402,591	23,159
Collateralized mortgage obligations	83,701	591	—	—	83,701	591
	$1,857,312	$56,218	$3,738	$69	$1,861,050	$56,287

The details for securities classified as held to maturity with unrealized losses as of December 31, 2017 follow.

Securities Held to Maturity
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	$—	$49,711	$289	$49,711	$289
Municipal obligations	14,603	19	230,960	4,226	245,563	4,245
Residential mortgage-backed securities	8,815	99	230,277	2,591	239,092	2,690
Commercial mortgage-backed securities	174,882	744	72,499	3,171	247,381	3,915
Collateralized mortgage obligations	570,289	5,653	472,536	11,819	1,042,825	17,472
	$768,589	$6,515	$1,055,983	$22,096	$1,824,572	$28,611

The details for securities classified as held to maturity with unrealized losses as of December 31, 2016 follow.

Securities Held to Maturity
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$49,956	$44	$—	$—	$49,956	$44
Municipal obligations	494,470	19,706	11,750	469	506,220	20,175
Residential mortgage-backed securities	278,369	3,068	—	—	278,369	3,068
Commercial mortgage-backed securities	71,701	4,038	—	—	71,701	4,038
Collateralized mortgage obligations	618,739	7,296	115,375	3,378	734,114	10,674
	$1,513,235	$34,152	$127,125	$3,847	$1,640,360	$37,999

The unrealized losses primarily relate to changes in market rates on fixed rate debt securities since the respective purchase date. In all cases, the indicated impairment on these debt securities would be recovered no later than the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. None of the unrealized losses relate to the marketability of the securities or the issuers’ abilities to meet contractual obligations. The Company believes it has adequate liquidity and, therefore, does not plan to and, more likely than not, will not be required to sell these securities before recovery of the indicated impairment. Accordingly, the unrealized losses on these securities have been determined to be temporary.

Proceeds from sales of securities were approximately $213.9 million in 2017, $173.2 million in 2016, and $9.3 million in 2015. No gross gains or losses were recognized on sales of securities in 2017.  Gross gains of approximately $2.0 million and gross losses of approximately $0.2 million were recognized on sales of securities in 2016.

Securities with carrying values totaling approximately $3.3 billion at December 31, 2017 and $3.8 billion at December 31, 2016 were pledged primarily to secure public deposits or sold under agreements to repurchase.

Note 4. Loans and Allowance for Loan Losses

The Company generally makes loans in its market areas of south Mississippi, southern and central Alabama, south Louisiana, the Houston, Texas area and the northern, central and panhandle regions of Florida.  Loans, net of unearned income, consisted of the following at December 31, 2017 and 2016:

(in thousands)	2017	2016
Commercial non-real estate	$8,297,937	$7,613,917
Commercial real estate - owner occupied	2,142,439	1,906,821
Total commercial and industrial	10,440,376	9,520,738
Commercial real estate - income producing	2,384,599	2,013,890
Construction and land development	1,373,421	1,010,879
Residential mortgages	2,690,472	2,146,713
Consumer	2,115,295	2,059,931
Total loans	$19,004,163	$16,752,151

The Bank makes loans in the normal course of business to directors and executive officers of the Company and the Bank and to their associates. Loans to such related parties are made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk of collectability when originated. Balances of loans to the Company’s directors, executive officers and their associates at December 31, 2017 and 2016 were approximately $33.6 million and $15.3 million, respectively. Related party loan activity for 2017 includes new loans of $25.8 million and repayments of $7.5 million.

The Bank has a line of credit with the Federal Home Loan Bank of Dallas that is secured by blanket pledges of certain qualifying loan types.  The Bank had borrowings on this line of $1.1 billion and $865 million at December 31, 2017 and 2016, respectively.

The following schedules show activity in the allowance for loan losses for the year ended December 31, 2017 and 2016 by portfolio segment, and the corresponding recorded investment in loans as of December 31, 2017 and 2016. Purchased credit impaired loans accounted for using the cost recovery method that are individually evaluated for impairment are reflected as such.

	Commercial Non-Real Estate	Commercial Real Estate- Owner Occupied	Total Commercial and Industrial	Commercial Real Estate- Income Producing	Construction and Land Development	Residential Mortgages	Consumer	Total
(in thousands)	Year Ended December 31, 2017
Allowance for loan losses:
Beginning balance	$147,052	$11,083	$158,135	$13,509	$6,271	$25,361	$26,142	$229,418
Purchased credit impaired activity
Charge-offs	—	—	—	—	(77)	(297)	(153)	(527)
Recoveries	7	453	460	1	144	24	75	704
Net provision for loan losses	79	(882)	(803)	(213)	(301)	(168)	(412)	(1,897)
(Decrease) increase in FDIC loss share receivable	(47)	—	(47)	—	—	(2,344)	(135)	(2,526)
Non-purchased credit impaired activity:								—
Charge-offs	(51,479)	(558)	(52,037)	(259)	(619)	(2,542)	(31,277)	(86,734)
Recoveries	7,519	395	7,914	987	1,459	1,040	6,605	18,005
Net provision for loan losses	24,787	2,471	27,258	(316)	495	3,770	29,658	60,865
Ending balance	$127,918	$12,962	$140,880	$13,709	$7,372	$24,844	$30,503	$217,308
Ending balance:
Allowance:
Individually evaluated for impairment	$16,129	$793	$16,922	$1,326	$11	$189	$118	$18,566
Amounts related to purchased credit impaired loans	525	465	990	41	172	12,258	646	14,107
Collectively evaluated for impairment	111,264	11,704	122,968	12,342	7,189	12,397	29,739	184,635
Total allowance	$127,918	$12,962	$140,880	$13,709	$7,372	$24,844	$30,503	$217,308
Loans:
Individually evaluated for impairment	$267,881	$21,491	$289,372	$15,530	$363	$10,640	$1,292	$317,197
Purchased credit impaired loans	5,941	7,294	13,235	2,742	5,829	119,553	6,178	147,537
Collectively evaluated for impairment	8,024,115	2,113,654	10,137,769	2,366,327	1,367,229	2,560,279	2,107,825	18,539,429
Total loans	$8,297,937	$2,142,439	$10,440,376	$2,384,599	$1,373,421	$2,690,472	$2,115,295	$19,004,163

	Commercial Non-Real Estate	Commercial Real Estate- Owner Occupied	Total Commercial and Industrial	Commercial Real Estate- Income Producing	Construction and Land Development	Residential Mortgages	Consumer	Total
(in thousands)	Year Ended December 31, 2016
Allowance for loan losses:
Beginning balance	$109,428	$9,858	$119,286	$6,041	$5,642	$25,353	$24,857	$181,179
Purchased credit impaired activity
Charge-offs	—	(28)	(28)	(1)	(18)	(323)	(8)	(378)
Recoveries	115	269	384	2	361	36	189	972
Net provision for loan losses	(44)	(440)	(484)	(462)	(594)	1,876	(1,740)	(1,404)
Increase (decrease) in FDIC loss share receivable	(31)	—	(31)	—	—	(4,209)	283	(3,957)
Non-purchased credit impaired activity:
Charge-offs	(42,620)	(1,819)	(44,439)	(346)	(964)	(1,040)	(26,099)	(72,888)
Recoveries	3,969	480	4,449	989	1,725	859	5,809	13,831
Net provision for loan losses	76,235	2,763	78,998	7,286	119	2,809	22,851	112,063
Ending balance	$147,052	$11,083	$158,135	$13,509	$6,271	$25,361	$26,142	$229,418
Ending balance:
Allowance:
Individually evaluated for impairment	$28,187	$246	$28,433	$466	$38	$91	$267	$29,295
Amounts related to purchased credit impaired loans	486	894	1,380	253	406	15,043	1,271	18,353
Collectively evaluated for impairment	118,379	9,943	128,322	12,790	5,827	10,227	24,604	181,770
Total allowance	$147,052	$11,083	$158,135	$13,509	$6,271	$25,361	$26,142	$229,418
Loans:
Individually evaluated for impairment	$271,262	$6,268	$277,530	$15,376	$1,938	$4,347	$2,154	$301,345
Purchased credit impaired loans	11,368	13,323	24,691	7,928	5,271	141,992	11,033	190,915
Collectively evaluated for impairment	7,331,287	1,887,230	9,218,517	1,990,586	1,003,670	2,000,374	2,046,744	16,259,891
Total loans	$7,613,917	$1,906,821	$9,520,738	$2,013,890	$1,010,879	$2,146,713	$2,059,931	$16,752,151

Impaired Loans

The following table shows the composition of nonaccrual loans by portfolio class.  Purchased credit impaired loans accounted for in pools with an accretable yield are considered to be performing and are excluded from the table.

	December 31,
(in thousands)	2017	2016
Commercial non-real estate	$152,863	$249,037
Commercial real estate - owner occupied	25,989	14,413
Total commercial and industrial	178,852	263,450
Commercial real estate - income producing	14,574	13,954
Construction and land development	3,807	4,550
Residential mortgages	40,480	23,665
Consumer	15,087	12,351
Total loans	$252,800	$317,970

Nonaccrual loans include loans modified in troubled debt restructurings (TDRs) of $99.2 million and $81.9 million, respectively, at December 31, 2017 and 2016. Total TDRs, both accruing and nonaccruing, were $219.7 million at December 31, 2017 and $121.7 million at December 31, 2016.

The table below details the TDRs that were modified during 2017 and 2016 by portfolio segment. All such loans are individually evaluated for impairment.

	Years Ended December 31,
($ in thousands)	2017			2016			2015
		Outstanding Recorded Investment			Outstanding Recorded Investment			Outstanding Recorded Investment
Troubled Debt Restructurings:	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Commercial non-real estate	52	$162,909	$162,909	38	$128,449	$128,449	1	$4,420	$4,420
Commercial real estate - owner occupied	5	5,684	5,684	1	148	148	—	—	—
Total commercial and industrial	57	168,593	168,593	39	128,597	128,597	1	4,420	4,420
Commercial real estate - income producing	5	5,625	5,625	1	2,943	2,943	1	485	482
Construction and land development	—	—	—	—	—	—	—	—	—
Residential mortgages	15	2,812	2,812	7	694	694	4	195	185
Consumer	1	40	40	—	—	—	1	20	20
Total loans	78	$177,070	$177,070	47	$132,234	$132,234	7	$5,120	$5,107

The TDRs modified during the year ended December 31, 2017 reflected in the table above include $98.1 million of loans with extended amortization terms or other payment concessions, $76.2 million of loans with significant covenant waivers and $2.8 million with other modifications.  The TDRs modified during the year ended December 31, 2016 include $108.9 million of loans with extended terms or other payment concessions of $22.8 mllion of loans with significant convenant waivers, and $0.5 million with other modifications.  The TDRs modified during the year ended December 31, 2015 include $5.0 million of loans with extended terms or other payment concessions and $0.1 million of other modifications.

As of December 31, 2017 and 2016, the Company had unfunded commitments of approximately $7.3 million and $6.8 million, respectively, to borrowers whose loan terms had been modified in TDRs.

Four commercial non-real estate loans modified in TDRs during the year ended December 31, 2016 defaulted within twelve months of modification.  The loans were part of a single relationship and had an aggregate carrying balance of $20.8 million at the time of default. No TDRs modified during the years ended December 31, 2017 or 2015 subsequently defaulted within twelve months of modification.

The tables below present loans that are individually evaluated for impairment disaggregated by class at December 31, 2017 and 2016. Loans individually evaluated for impairment include TDRs and loans that are determined to be impaired and have aggregate relationship balances of $1 million or more.

	December 31, 2017
(in thousands)	Recorded Investment Without an Allowance	Recorded Investment With an Allowance	Unpaid Principal Balance	Related Allowance
Commercial non-real estate	$116,682	$151,199	$285,685	$16,129
Commercial real estate - owner occupied	16,927	4,564	24,829	793
Total commercial and industrial	133,609	155,763	310,514	16,922
Commercial real estate - income producing	5,101	10,429	15,687	1,326
Construction and land development	100	263	363	11
Residential mortgages	8,245	2,395	13,855	189
Consumer	—	1,292	1,294	118
Total loans	$147,055	$170,142	$341,713	$18,566

	December 31, 2016
(in thousands)	Recorded Investment Without an Allowance	Recorded Investment With an Allowance	Unpaid Principal Balance	Related Allowance
Commercial non-real estate	$150,650	$120,612	$295,445	$28,187
Commercial real estate - owner occupied	4,261	2,007	6,646	246
Total commercial and industrial	154,911	122,619	302,091	28,433
Commercial real estate - income producing	10,447	4,929	15,708	466
Construction and land development	1,106	832	2,903	38
Residential mortgages	2,877	1,470	4,865	91
Consumer	—	2,154	2,155	267
Total loans	$169,341	$132,004	$327,722	$29,295

The tables below present the average balances and interest income for total impaired loans for years ended December 31, 2017 and 2016. Interest income recognized represents interest on accruing loans modified in a TDR.

	Years Ended
	December 31, 2017		December 31, 2016
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial non-real estate	$255,710	$2,774	$211,324	$1,164
Commercial real estate - owner occupied	7,901	62	6,151	44
Total commercial and industrial	263,611	2,836	217,475	1,208
Commercial real estate - income producing	14,565	146	9,347	106
Construction and land development	1,018	2	6,366	1
Residential mortgages	5,784	18	2,109	10
Consumer	1,558	13	716	5
Total loans	$286,536	$3,015	$236,013	$1,330

Aging Analysis

The following table presents the age analysis of past due loans at December 31, 2017 and 2016. Purchased credit impaired loans with an accretable yield are considered to be current in the following delinquency table:

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days past due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
(in thousands)
Commercial non-real estate	$62,766	$10,761	$92,982	$166,509	$8,131,428	$8,297,937	$21,989
Commercial real estate - owner occupied	8,493	648	15,517	24,658	2,117,781	2,142,439	2,032
Total commercial and industrial	71,259	11,409	108,499	191,167	10,249,209	10,440,376	24,021
Commercial real estate - income producing	5,315	2,165	6,081	13,561	2,371,038	2,384,599	489
Construction and land development	4,113	1,056	3,412	8,581	1,364,840	1,373,421	477
Residential mortgages	33,621	10,554	30,537	74,712	2,615,760	2,690,472	2,208
Consumer	22,959	7,816	8,553	39,328	2,075,967	2,115,295	571
Total loans	$137,267	$33,000	$157,082	$327,349	$18,676,814	$19,004,163	$27,766

December 31, 2016	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
(in thousands)
Commercial non-real estate	$19,722	$1,909	$68,505	$90,136	$7,523,781	$7,613,917	$384
Commercial real estate - owner occupied	3,008	581	6,310	9,899	1,896,922	1,906,821	52
Total commercial and industrial	22,730	2,490	74,815	100,035	9,420,703	9,520,738	436
Commercial real estate - income producing	838	50	5,026	5,914	2,007,976	2,013,890	216
Construction and land development	694	171	5,300	6,165	1,004,714	1,010,879	1,563
Residential mortgages	24,599	8,816	14,369	47,784	2,098,929	2,146,713	1
Consumer	18,621	7,441	9,147	35,209	2,024,722	2,059,931	823
Total loans	$67,482	$18,968	$108,657	$195,107	$16,557,044	$16,752,151	$3,039

Credit Quality Indicators

The following table presents the credit quality indicators of the Company’s various classes of loans at December 31, 2017 and December 31, 2016.

	December 31, 2017
(in thousands)	Commercial Non-Real Estate	Commercial Real Estate - Owner Occupied	Total Commercial and Industrial	Commercial Real Estate - Income Producing	Construction and Land Development	Total Commercial
Grade:
Pass	$7,190,604	$1,896,366	$9,086,970	$2,223,245	$1,291,638	$12,601,853
Pass-Watch	293,069	82,913	375,982	83,444	60,804	520,230
Special Mention	80,649	27,456	108,105	13,244	4,788	126,137
Substandard	733,558	135,704	869,262	64,658	16,191	950,111
Doubtful	57	—	57	8	—	65
Total	$8,297,937	$2,142,439	$10,440,376	$2,384,599	$1,373,421	$14,198,396

	December 31, 2016
(in thousands)	Commercial Non-Real Estate	Commercial Real Estate - Owner Occupied	Total Commercial & Industrial	Commercial Real Estate - Income Producing	Construction and Land Development	Total Commercial
Grade:
Pass	$6,364,348	$1,719,114	$8,083,462	$1,873,644	$968,505	$10,925,611
Pass-Watch	203,311	47,676	250,987	78,309	22,592	351,888
Special Mention	181,763	40,299	222,062	22,492	4,142	248,696
Substandard	846,793	99,732	946,525	39,434	15,640	1,001,599
Doubtful	17,702	—	17,702	11	—	17,713
Total	$7,613,917	$1,906,821	$9,520,738	$2,013,890	$1,010,879	$12,545,507

	December 31, 2017			December 31, 2016
(in thousands)	Residential Mortgage	Consumer	Total	Residential Mortgage	Consumer	Total
Performing	$2,647,784	$2,099,637	$4,747,421	$2,123,048	$2,046,757	$4,169,805
Nonperforming	42,688	15,658	58,346	23,665	13,174	36,839
Total	$2,690,472	$2,115,295	$4,805,767	$2,146,713	$2,059,931	$4,206,644

Below are the definitions of the Company’s internally assigned grades:

Commercial:

•	Pass - loans properly approved, documented, collateralized, and performing which do not reflect an abnormal credit risk.
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

The Company assigns risk ratings at loan origination and reviews these ratings at minimum on annual basis, or at any point management becomes aware of information that may affect a borrower’s ability to service its debt.  Credit Review uses a risk-focused continuous monitoring program that provides for an independent, objective and timely review of credit risk within the Company.

Purchased Credit Impaired Loans

Changes in the carrying amount of purchased credit impaired loans not individually evaluated for impairment and accretable yield are presented in the following table for the years ended December 31, 2017 and 2016:

	2017		2016
	Carrying		Carrying
	Amount	Accretable	Amount	Accretable
(in thousands)	of Loans	Yield	of Loans	Yield
Balance at beginning of period	$190,915	$113,686	$225,838	$129,488
Additions	15,000	—	—	—
Payments received, net	(69,591)	(7,412)	(55,194)	(11,024)
Accretion	17,079	(17,079)	20,271	(20,271)
Increase (decrease) in expected cash flows based on actual
cash flow and changes in cash flow assumptions	—	(30,379)	—	5,358
Net transfers from nonaccretable difference
to accretable yield	—	3,701	—	10,135
Balance at end of period	$153,403	$62,517	$190,915	$113,686

Loans acquired in an FDIC-assisted transaction and the related FDIC loss share receivable

Loans purchased in the 2009 acquisition of Peoples First Community Bank were covered by two loss share agreements between the FDIC and the Company.  As of December 31, 2016, $149 million of purchased credit impaired loans were covered by the single family loss share agreement.  In July 2017, the Company terminated the agreements with the FDIC on the remaining covered loan balances.  The Company wrote down the indemnification asset by $6.6 million to the final settlement received of $3.2 million.

The receivable arising from the loss-sharing agreements (referred to as the “FDIC loss share receivable” on our consolidated balance sheet) was measured separately from the covered loans as the agreements were not contractually part of the loans and were not transferable should the Company have disposed of the loans.

The following schedule shows activity in the FDIC loss share receivable for the year ended December 31, 2017 and 2016:

(in thousands)	2017	2016
Balance, January 1	$16,219	$29,868
Amortization	(2,427)	(5,918)
Charge-offs, write-downs and other (recoveries)	(2,442)	(8,264)
External expenses qualifying under loss share agreement	79	1,356
Adjustments due to changes in cash flow projections	(2,526)	(3,957)
Net payments to FDIC	934	3,134
Loss on termination of loss share agreements	(6,603)	—
Cash received from FDIC for final settlement of agreements	(3,234)	—
Balance, December 31	$—	$16,219

Residential Mortgage Loans in Process of Foreclosure

Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. Included in loans are $7.5 million and $10.1 million of consumer loans secured by single family residential mortgage real estate that are in process of foreclosure as of December 31, 2017 and 2016, respectively. In addition to the single family residential real estate loans in process of foreclosure, the Company also held $3.4 million and $3.1 million of foreclosed single family residential properties in other real estate owned as of December 31, 2017 and 2016, respectively. As of December 31, 2016, $4.9 million of loans in process of foreclosure and $0.9 million of foreclosed single family residential properties were covered by an FDIC loss share agreement that provided protection against losses.

Loans Held for Sale

Loans held for sale totaled $39.9 million and $34.1 million, respectively, at December 31, 2017 and 2016. Substantially all loans held for sale are residential mortgage loans originated on a best-efforts basis, whereby a commitment by a third party to purchase the loan has been received concurrent with the Bank’s commitment to the borrower to originate the loan.

Note 5. Property and Equipment

Property and equipment consisted of the following as of December 31, 2017 and 2016:

	December 31,
(in thousands)	2017	2016
Land and land improvements	$71,061	$79,412
Buildings and leasehold improvements	305,277	335,566
Furniture, fixtures and equipment	92,360	96,565
Software	70,003	70,370
Assets under development	9,960	10,826
	548,661	592,739
Accumulated depreciation and amortization	(214,998)	(231,127)
Property and equipment, net	$333,663	$361,612

Depreciation and amortization expense was $28.1 million, $28.4 million and $28.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Property and Equipment Held for Sale

During the fourth quarter of 2017, the Company determined that certain property and equipment met the criteria to be classified as assets held for sale. The Company expects these assets to be sold within the next twelve months. The carrying value of $27.2 million has been recorded within Other Assets in the Consolidated Balance Sheet as of December 31, 2017. For more information on the Company's policy on assets held for sale, refer to Note 1 – Summary of Significant Account Policies and Recent Accounting Pronouncements.

Note 6. Goodwill and Other Intangible Assets

Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired or the excess of the fair value of the net liabilities assumed over the consideration received in a business combination.  The FNBC transactions resulted in goodwill of approximately $124.3 million during the year ended December 31, 2017.  The carrying amount of goodwill was $745.5 million and $621.2 million at December 31, 2017 and 2016.  The Company completed its annual goodwill impairment test as of September 30, 2017 and concluded that there was no impairment of goodwill.

The Company used the discounted net present value of estimated future cash flows to measure the fair value of its goodwill at December 31, 2017.  The valuation technique used by the Company requires significant assumptions. Assumptions are made concerning the economic environment, expected net interest margins, growth rates, and discount rates for cash flows. Changes to these assumptions could result in significantly different results.

No goodwill impairment charges were recognized during 2017,  2016 or 2015.

Identifiable intangible assets with finite lives are amortized over the periods benefited and are evaluated for impairment similar to other long-lived assets. The purchase and carrying values of intangible assets subject to amortization were as follows:

	December 31, 2017
	Purchase	Accumulated	Carrying
(in thousands)	Value	Amortization	Value
Core deposit intangibles	$215,955	$132,878	$83,077
Credit card and trust relationships	22,400	16,882	5,518
Merchant processing relationships	10,000	7,955	2,045
	$248,355	$157,715	$90,640

	December 31, 2016
	Purchase	Accumulated	Carrying
(in thousands)	Value	Amortization	Value
Core deposit intangibles	$190,655	$113,436	$77,219
Credit card and trust relationships	22,400	14,907	7,493
Merchant processing relationships	10,000	6,955	3,045
	$223,055	$135,298	$87,757

	Years Ended December 31,
(in thousands)	2017	2016	2015
Aggregate amortization expense for:
Core deposit intangibles	$19,442	$16,411	$18,031
Credit card and trust relationships	1,975	2,172	2,369
Trade name	—	—	2,388
Merchant processing relationships	1,000	1,198	1,396
	$22,417	$19,781	$24,184

The weighted-average remaining life of core deposit intangibles is 9 years. The weighted-average remaining life of other identifiable intangibles is 6 years.

The following table shows estimated amortization expense of other intangible assets as of December 31, 2017 for the five succeeding years and thereafter, calculated based on current amortization schedules.

(in thousands)
2018	$21,368
2019	18,194
2020	13,766
2021	11,288
2022	8,975
Thereafter	17,049
$90,640

Note 7. Time Deposits

The maturity of time deposits at December 31, 2017 follows.

(in thousands)
2018	$1,490,062
2019	1,342,830
2020	111,201
2021	19,066
2022	20,150
Thereafter	4,199
Total time deposits	$2,987,508

Certificates of deposit in amounts greater than $250,000 totaled approximately $732 million at December 31, 2017.

Note 8. Short-Term Borrowings

The following table presents information concerning short-term borrowing as of December 31, 2017 and 2016:

	December 31,
(in thousands)	2017	2016
Federal funds purchased:
Amount outstanding at period end	$140,754	$2,275
Average amount outstanding during period	27,063	14,052
Maximum amount at any month end during period	140,754	59,475
Weighted-average interest at period end	1.00%	0.38%
Weighted-average interest rate during period	1.37%	0.50%
Securities sold under agreements to repurchase:
Amount outstanding at period end	$430,569	$358,131
Average amount outstanding during period	501,719	454,571
Maximum amount at any month end during period	587,569	579,099
Weighted-average interest at period end	0.17%	0.04%
Weighted-average interest rate during period	0.12%	0.03%
FHLB borrowings:
Amount outstanding at period end	$1,132,567	$865,000
Average amount outstanding during period	1,478,114	943,570
Maximum amount at any month end during period	2,061,652	1,175,000
Weighted-average interest at period end	1.35%	0.54%
Weighted-average interest rate during period	1.00%	0.41%

Federal funds purchased represent unsecured borrowings from other banks, generally on an overnight basis.

Securities sold under agreements to repurchase (“repurchase agreements”) are funds borrowed on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury-management services offered to deposit customers. The customer repurchase agreements mature daily and are secured by agency securities. As the Company maintains effective control over assets sold under agreements to repurchase, the securities continue to be carried on the consolidated statements of financial condition. Because the Company acts as borrower transferring assets to the counterparty, and the agreements mature daily, the Company’s risk is very limited.

The $1.1 billion of FHLB borrowings at December 31, 2017 consists of six fixed rate notes totaling $223 million, all of which mature in 2018, and six variable rate notes totaling $910 million, of which $450 million mature in 2020,  $200 million mature in 2025 and $260 million mature in 2026. These notes reprice monthly or quarterly and may be repaid at our option, either in whole or in part, on any monthly repricing date, subject to a two week advanced notice.

Note 9. Long-Term Debt

As of December 31, 2017 and 2016, long-term debt was comprised of the following:

	December 31,
(in thousands)	2017	2016
Subordinated notes payable, maturing June 2045	$150,000	$150,000
Subordinated notes payable, maturing April 2017	—	95,511
Term note payable, maturing December 2018	89,200	107,100
Other long-term debt	71,378	89,196
Less: unamortized debt issuance costs	(5,065)	(5,527)
Total long-term debt	$305,513	$436,280

The following table sets forth unamortized debt issuance costs associated with the respective debt instruments as of December 31, 2017:

		Unamortized
		Debt
		Issuance
(in thousands)	Principal	Costs
Subordinated notes payable, maturing June 2045	$150,000	$4,780
Term note payable, maturing December 2018	89,200	285
Other long-term debt	71,378	—
Total	$310,578	$5,065

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

The Company redeemed the remaining principal of $95.5 million of subordinated notes at their maturity in April 2017.   The notes had  accrued interest at 5.875% per annum.

On December 18, 2015, the Company entered into a senior unsecured single-draw term loan facility totaling $125 million, which was drawn on the closing date. Amounts borrowed under the loan facility bear variable rate interest of LIBOR plus 1.50% per annum. The loan agreement requires quarterly principal payments of $4.5 million, and outstanding borrowings may be repaid in whole or in part at any time prior to the December 18, 2018 maturity date without premium or penalty, subject to reimbursement of certain lenders’ costs. As of December 31, 2017, the remaining principal balance was $89.2 million. The Company must satisfy certain financial covenants on this term note payable and is subject to other restrictions customary in financings, none of which are expected to adversely impact the operations of the Company. Financial covenants cover, among other things, the maintenance of minimum levels for regulatory capital ratios, consolidated net worth, consolidated return on assets, and holding company liquidity and dividend capacity, and specify a maximum ratio of consolidated nonperforming assets to consolidated total loans and other real estate. The Company was in compliance with all covenants as of December 31, 2017.

Substantially all of the Company’s other long-term debt consists of borrowings associated with tax credit fund activities. Although these borrowings have indicated maturities through 2053, each is expected to be satisfied at the end of the seven-year compliance period for the related tax credit investments.

Note 10. Derivatives

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts and fair values of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheets as of December 31, 2017 and 2016. Effective January 3, 2017, the Company’s central clearing counterparty amended its rulebook to legally characterize variation margin accounts as settlements, rather than being reflected separately as collateral.  As a result of the change, the Company began prospectively reflecting derivative assets and liabilities net of the central clearing counterparty derivative margin account.

				Fair Values (1)
		Notional Amounts		Assets		Liabilities
	Type of	December 31,		December 31,		December 31,
(in thousands)	Hedge	2017	2016	2017	2016	2017	2016
Derivatives designated
as hedging instruments:
Interest rate swaps	Cash Flow	$875,000	$1,100,000	$—	$—	$14,020	$7,787
Interest rate swaps	Fair Value	483,110	—	—	—	2,475	—
		$1,358,110	$1,100,000	$—	$—	$16,495	$7,787
Derivatives not designated
as hedging instruments:
Interest rate swaps (2)	N/A	$1,144,789	$979,391	$15,408	$18,405	$15,857	$18,362
Risk participation agreements	N/A	119,951	84,732	23	50	109	105
Forward commitments to sell
residential mortgage loans	N/A	80,462	75,676	1,000	900	290	221
Interest rate-lock commitments
on residential mortgage loans	N/A	53,724	46,840	186	189	782	228
Foreign exchange forward
contracts	N/A	42,260	56,152	2,453	771	2,419	729
		$1,441,186	$1,242,791	$19,070	$20,315	$19,457	$19,645
Total derivatives		$2,799,296	$2,342,791	$19,070	$20,315	$35,952	$27,432
Less: netting adjustments (3)				(4,913)	—	(21,563)	—
Total derivate assets/liabilities				14,157	20,315	14,389	27,432

(1)	Derivative assets and liabilities are reported with other assets or other liabilities, respectively, in the consolidated balance sheets.
(2)	The notional amount represents both the customer accommodation agreements and offsetting agreements with unrelated financial institutions.
(3)

Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty. See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans.  For each agreement, the Company receives interest at a fixed rate and pays at a variable rate.  The swap agreements expire as follows:  notional amount of $250 million in 2019;  $200 million in 2020;  $425 million in  2022.

During the term of the swap agreements, the effective portion of changes in the fair value of the derivative instruments are recorded in Accumulated Other Comprehensive Income (“AOCI”) and subsequently reclassified into earnings in the periods that the hedged forecasted variable-rate interest payments affects earnings. The impact on AOCI is reflected in Note 11 – Stockholders’ Equity. There was no ineffective portion of the change in fair value of the derivative recognized directly in earnings.

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

Effect of Derivative Instruments on the Income Statement

Derivative income consisting primarily of customer interest rate swap fees, net of fair value adjustments, is reflected in the income statement in other noninterest income, totaling $5.9 million,  $5.2 million and $2.7 million for the years ended December 31, 2017,  2016 and 2015, respectively. The impact to interest income from cash flow hedges was $(0.3) million,  $2.3 million, and $2.1 million for the years ended December 31, 2017,  2016, and 2015 respectively. The impact to interest income of the fair value hedge entered into in 2017 was $(0.8) million. The impact to noninterest income was minimal.

Credit Risk-Related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial counterparty to terminate the contracts in certain circumstances, such as the downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. As of December 31, 2017, the aggregate fair value of derivative instruments with credit-risk-related contingent features that were in a net liability position was $1.8 million, for which the Bank had posted collateral of $4.1 million.

Offsetting Assets and Liabilities

The Bank’s derivative instruments to certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero. Agreements with certain bilateral counterparties require both parties to maintain collateral in the event that the fair values of derivative instruments exceed established exposure thresholds. For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses. As noted above, effective January 3, 2017, the Company began to reflect its derivative assets and liabilities net of the central clearing party variation margin account in the Statement of Income. Offsetting information in regards to derivative assets and liabilities subject to these master netting agreements at December 31, 2017 and December 31, 2016 is presented in the following tables:

As of December 31, 2017
		Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Statement of Financial Position	Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$7,155	$(5,007)	$2,148	$2,148	$—	$—
Derivative Liabilities	$24,015	$(20,077)	$3,938	$2,148	$4,099	$(2,309)

As of December 31, 2016
		Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Statement of Financial Position	Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$4,788	$—	$4,788	$4,788	$—	$—
Derivative Liabilities	$26,846	$—	$26,846	$4,788	$19,095	$2,963

The Company has excess collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

Note 11. Stockholders’ Equity

Stock Issuance

On December 16, 2016, the Company completed the issuance and sale of 6.3 million shares of common stock at a purchase price of $41.00 per share for total proceeds of $259 million, net of issuance cost. A portion of the proceeds were to support the purchase of assets in the FNBC I transaction.

Stock Repurchase Program

On August 28, 2015, the Company’s Board of Directors approved a stock repurchase plan that authorized the repurchase of up to 5%, or approximately 3.9 million shares of its outstanding common stock, until it expired on September 2016.  There were no shares repurchased under this plan in 2016 and 2017.

Common Shares Outstanding

Shares outstanding exclude treasury shares of 1.2 million and 1.3 million at December 31, 2017 and 2016, respectively, with a first-in-first-out cost basis of $25.5 million and $24.1 million at December 31, 2017 and 2016, respectively.  Shares outstanding also exclude unvested restricted share awards of 1.5 million and 2.0 million at December 31, 2017 and 2016, respectively.

Accumulated Other Comprehensive Income (Loss)

A roll forward of the components of AOCI is included as follows:

(in thousands)	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Cash Flow Hedges	Total
Balance, December 31, 2014	$18,001	$(19,074)	$(48,626)	$(375)	$(50,074)
Net change in unrealized gain (loss)	(21,581)	—	—	311	(21,270)
Reclassification of net loss realized
and included in earnings	(165)	—	3,175	—	3,010
Valuation adjustment for employee benefit plans	—	—	(33,971)	—	(33,971)
Amortization of unrealized net loss on securities
transferred to held to maturity	—	3,530	—	—	3,530
Income tax expense (benefit)	(8,013)	1,251	(11,532)	114	(18,180)
Balance, December 31, 2015	$4,268	$(16,795)	$(67,890)	$(178)	$(80,595)
Net change in unrealized (loss) gain	(49,839)	—	—	(7,507)	(57,346)
Reclassification of net (gain) loss realized
and included in earnings	(1,912)	—	5,928	—	4,016
Valuation adjustment for employee benefit plans	—	—	(12,748)	—	(12,748)
Amortization of unrealized net loss on securities
transferred to held to maturity	—	3,830	—	—	3,830
Income tax expense (benefit)	(18,804)	1,427	(2,209)	(2,725)	(22,311)
Balance, December 31, 2016	$(28,679)	$(14,392)	$(72,501)	$(4,960)	$(120,532)
Net change in unrealized loss	6,903	—	—	(7,328)	(425)
Reclassification of net (gain) loss realized
and included in earnings	—	—	5,201	600	5,801
Valuation adjustment for pension plan amendment	—	—	17,315	—	17,315
Other valuation adjustment for employee benefit plans	—	—	(10,929)	—	(10,929)
Amortization of unrealized net loss on securities
transferred to held to maturity	—	3,786	—	—	3,786
Income tax expense (benefit)	1,067	1,393	4,228	(2,600)	4,088
Reclassification of certain tax effects (a)	6,669	2,586	13,936	2,139	25,330
Balance, December 31, 2017	$(29,512)	$(14,585)	$(79,078)	$(11,227)	$(134,402)

(a)	Represents the reclassification of stranded income tax effects to Retained Earnings upon adoption of ASU 2018-02. The adjustment is discussed in more detail later in this footnote.

AOCI is reported as a component of stockholders’ equity. AOCI includes unrealized gains and losses on available for sale (“AFS”) securities and unrealized losses on AFS securities that were transferred to held to maturity (“HTM”) securities in the third quarter of 2013. Such amounts on the transferred securities will be amortized over the estimated remaining life of the security as an adjustment to yield, offsetting the related amortization of the net premium created in the transfer. Subject to certain thresholds, unrealized losses on employee benefit plans will be reclassified into income as pension and post retirement costs are recognized over the remaining service period of plan participants. Accumulated gains/losses on the cash flow hedge of the variable-rate loans described in Note 10 - Derivatives will be reclassified into income over the life of the hedge. Gains (losses) in AOCI are net of deferred income taxes.

The following table shows the line items in the consolidated statements of income affected by amounts reclassified from AOCI:

Amount reclassified from AOCI (a)	Year Ended December 31,		Increase (decrease) in affected line
(in thousands)	2017	2016	item in the income statement
Gain on sale of AFS securities	$—	$1,912	Securities gains
Tax effect	—	(694)	Income taxes
Net of tax	—	1,218	Net income
Amortization of unrealized net loss on
securities transferred to HTM	$(3,786)	$(3,830)	Interest income
Tax effect	1,393	1,427	Income taxes
Net of tax	(2,393)	(2,403)	Net income
Amortization of defined benefit pension and
post-retirement items (b)	$(5,201)	$(5,928)	Employee benefits expense
Tax effect	1,898	1,920	Income taxes
Net of tax	(3,303)	(4,008)	Net income
Amortization of loss on terminated cash flow hedges	(600)	—	Interest expense
Tax effect	232	—	Income taxes
Net of tax	(368)	—	Net income
Total reclassifications, net of tax	$(6,064)	$(5,193)	Net income

(a)	Amounts in parenthesis indicate reduction in net income.
(b)	These AOCI components are included in the computation of net periodic pension and post-retirement cost that is reported with employee benefits expense (see footnote 16 for additional information).

Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

The Company retrospectively adopted ASU 2018-02, “Income Statement – Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.”  The ASU was issued by the FASB in February 2018 to address the issue of other comprehensive income or loss that became stranded in AOCI as a result of the re-measurement of an entity’s deferred income tax assets and liabilities following the reduction of the U.S. federal corporate tax rate from 35% to 21%.  In accordance with the guidance, the Company reclassified $25.3 million from Accumulated Other Comprehensive Loss to Retained Earnings.  Refer to Note 1 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements and Note 13 – Income Taxes for further discussion.

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

To evaluate capital adequacy, regulators compare an institution’s regulatory capital ratios with their agency guidelines, as well as with the guidelines established as part of the uniform regulatory framework for prompt corrective supervisory action toward financial institutions. The framework for prompt corrective action categorizes capital levels into one of five classifications rating from well-capitalized to critically under-capitalized. For an institution to be eligible to be classified as well capitalized its total risk-based capital ratios must be at least 10.0% for total capital, 6.5% for Tier 1 Common Equity and 8.0% for Tier 1 capital, and its leverage ratio must be at least 5.0%. In reaching an overall conclusion on capital adequacy or assigning a classification under the uniform framework, regulators also consider other subjective and quantitative measures of risk associated with an institution. The Company and the Bank were deemed to be well capitalized based upon the most recent notifications from their regulators. There are no conditions or events since those notifications that management believes would change the classifications. At December 31, 2017 and 2016, the Company and the Bank were in compliance with all of their respective minimum regulatory capital requirements.

Following is a summary of the actual regulatory capital amounts and ratios for the Company and the Bank together with corresponding regulatory capital requirements at December 31, 2017 and 2016:

	Actual		Required for Minimum Capital Adequacy		Required To Be Well Capitalized
($ in thousands)	Amount	Ratio %	Amount	Ratio %	Amount	Ratio %
At December 31, 2017
Tier 1 leverage capital
Company	$2,214,723	8.43	$1,051,025	4.00	$1,313,781	5.00
Whitney Bank	2,282,485	8.72	1,046,644	4.00	1,308,305	5.00
Common equity tier 1 (to risk weighted assets)
Company	$2,214,723	10.21	$976,303	4.50	$1,410,216	6.50
Whitney Bank	2,282,485	10.54	974,362	4.50	1,407,412	6.50
Tier 1 capital (to risk weighted assets)
Company	$2,214,723	10.21	$1,301,738	6.00	$1,735,650	8.00
Whitney Bank	2,282,485	10.54	1,299,150	6.00	1,732,200	8.00
Total capital (to risk weighted assets)
Company	$2,582,031	11.90	$1,735,650	8.00	$2,169,563	10.00
Whitney Bank	2,499,793	11.55	1,732,200	8.00	2,165,250	10.00
At December 31, 2016
Tier 1 leverage capital
Company	$2,184,812	9.56	$914,520	4.00	$1,143,150	5.00
Whitney Bank	2,011,719	8.83	911,091	4.00	1,138,864	5.00
Common equity tier 1 (to risk weighted assets)
Company	$2,184,812	11.26	$873,192	4.50	$1,261,277	6.50
Whitney Bank	2,011,719	10.39	871,361	4.50	1,258,633	6.50
Tier 1 capital (to risk weighted assets)
Company	$2,184,812	11.26	$1,164,256	6.00	$1,552,341	8.00
Whitney Bank	2,011,719	10.39	1,161,815	6.00	1,549,086	8.00
Total capital (to risk weighted assets)
Company	$2,564,230	13.21	$1,552,341	8.00	$1,940,427	10.00
Whitney Bank	2,241,137	11.57	1,549,086	8.00	1,936,358	10.00

Regulatory Restrictions on Dividends

Regulatory policy statements provide that generally bank holding companies should pay dividends only out of current operating earnings and that the level of dividends must be consistent with current and expected capital requirements. Dividends received from the Bank have been the primary source of funds available to the Company for the payment of dividends to its stockholders. Federal and state banking laws and regulations restrict the amount of dividends the Bank may distribute to Hancock without prior regulatory approval, as well as the amount of loans it may make to the Company. Dividends paid by the Bank are subject to approval by the Commissioner of Banking and Consumer Finance of the State of Mississippi.

Note 12. Other Noninterest Income and Other Noninterest Expense

The components of other noninterest income and other noninterest expense are as follows:

	Years Ended December 31,
(in thousands)	2017	2016	2015
Other noninterest income:
Income from bank-owned life insurance	$11,473	$13,596	$10,881
Credit-related fees	11,140	9,926	11,057
Income from derivatives	5,870	5,196	2,745
Gain on sales of assets	7,478	7,814	186
Other miscellaneous income	13,814	10,950	11,092
Total other noninterest income	$49,775	$47,482	$35,961

Other noninterest expense:
Advertising	$15,031	$10,938	$11,225
Ad valorem and franchise taxes	12,797	8,741	10,498
Printing and supplies	5,139	4,422	4,851
Travel	5,043	4,268	5,331
Entertainment and contributions	8,260	7,122	6,723
Tax credit investment amortization	4,850	4,263	8,513
Loss share agreement termination	6,603	—	—
Other miscellaneous expense	24,913	32,810	25,062
Total other noninterest expense	$82,636	$72,564	$72,203

Note 13. Income Taxes

Income tax expense included in net income consisted of the following components:

	Years Ended December 31,
(in thousands)	2017	2016	2015
Included in net income
Current federal	$38,859	$43,777	$17,378
Current state	4,112	1,689	4,241
Total current provision	42,971	45,466	21,619
Deferred federal	48,653	(6,127)	15,457
Deferred state	1,178	(1,712)	1,228
Total deferred provision	49,831	(7,839)	16,685
Total included in net income	$92,802	$37,627	$38,304

On December 22, 2017, the Tax Cuts and Jobs Act (“Tax Act”) was signed into law.  The Tax Act made significant changes to U.S. corporate income tax by, among other things, reducing the corporate federal income tax rate from 35% to 21%, eliminating or reducing certain deductions, and providing for immediate expensing of certain qualified property.  U.S. GAAP requires the effects of changes in tax rates and laws upon deferred tax balances to be recognized in the period in which the legislation is enacted. Accordingly, the Company re-measured its deferred tax assets and liabilities based upon the newly enacted U.S. statutory federal income tax rate of 21%, which is the tax rate at which these assets and liabilities are expected to reverse in the future. The re-measurement resulted in a $19.5 million charge to income tax expense for the year ended December 31, 2017, comprised of $25.3 million of expense related to certain items included within AOCI, and a provisional income tax benefit of $5.8 million related to items included in continuing operations.

The provisional benefit is a reasonable estimate as the Company has not completed its analysis of the impact of the Tax Act and the related calculations that could affect the measurement of deferred tax assets and liabilities arising from items included in Company operations. The SEC’s Staff Accounting Bulletin No. 118 permits the recording of provisional amounts related to the impact of the Tax Act during a measurement period which is not to exceed one year from the enactment date of the Tax Act. Adjustments to the provisional amount may occur during the measurement period as the Company continues to collect information, finalize calculations and interpret any additional guidance provided by the IRS or other regulatory agencies.  Any such adjustments may materially impact income tax expense in the period in which the adjustments are made.

Except for the charge due to the re-measurement of the net deferred tax asset related to AOCI, income tax expense does not reflect the tax effects of amounts recognized in other comprehensive income and in AOCI, a separate component of stockholders’ equity.  These amounts include unrealized gains and losses on securities available for sale or transferred to held to maturity, unrealized gains and losses on derivatives and hedging transactions, and valuation adjustments of defined benefit and other post-retirement benefit plans. Refer to Note 11 for additional information on stockholder’s equity and AOCI.

Temporary differences arise between the tax bases of assets or liabilities and their carrying amounts for financial reporting purposes. The expected tax effects from when these differences are resolved are recorded currently as deferred tax assets or liabilities.

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2017	2016
Deferred tax assets:
Allowance for loan losses	$51,517	$89,120
Employee compensation and benefits	9,783	28,401
Loan purchase accounting adjustments	6,441	12,047
Tax credit carryforward	21,274	29,085
Securities	12,250	23,169
State net operating loss	1,979	1,690
Other	15,407	14,583
Gross deferred tax assets	118,651	198,095
State valuation allowance	(1,979)	(1,690)
Subtotal valuation allowance	(1,979)	(1,690)
Net deferred tax assets	116,672	196,405
Deferred tax liabilities:
Fixed assets & intangibles	(56,526)	(74,518)
FDIC indemnification asset	—	(6,293)
Other	(6,167)	(11,159)
Gross deferred tax liabilities	(62,693)	(91,970)
Net deferred tax asset	$53,979	$104,435

Reported income tax expense differed from amounts computed by applying the statutory income tax rate of 35% to earnings before income taxes. The primary differences are due to tax-exempt income, federal and state tax credits and, for 2017, excess tax benefits from stock-based compensation and tax expense due to enactment of the Tax Act. The main source of tax credits has been investments in tax-advantaged securities and tax credit projects. See the table in the income tax section of the MD&A for additional information regarding federal and state tax credits. A summary of the factors that impacted income tax expense follows.

	Years Ended December 31,
	2017		2016		2015
($ in thousands)	Amount	%	Amount	%	Amount	%
Taxes computed at statutory rate	$107,952	35.0%	$65,423	35.0%	$59,418	35.0%
Increases (decreases) in taxes resulting from:
State income taxes, net of federal income
tax benefit	4,737	1.5	1,917	1.0	2,595	1.5
Tax-exempt interest	(18,870)	(6.1)	(14,497)	(7.8)	(7,849)	(4.6)
Life insurance contracts	(5,360)	(1.7)	(4,833)	(2.6)	(3,798)	(2.2)
Tax credits	(9,374)	(3.0)	(10,518)	(5.6)	(12,495)	(7.4)
Employee share-based compensation	(5,824)	(1.9)	—	—	—	—
Impact of deferred tax asset re-measurement	19,520	6.3	—	—	—	—
Other, net	21	—	135	0.1	433	0.3
Income tax expense	$92,802	30.1%	$37,627	20.1%	$38,304	22.6%

As of December 31, 2017, the Company had approximately $21.3 million in federal and state tax credit carryforwards that originated in the tax years from 2011 through 2017. The federal and state carryforwards begin expiring in 2035 and 2021, respectively. These carryforwards are primarily from investments in federal and state NMTC projects and federal AMT credit. The Tax Act permanently repealed the corporate alternative minimum tax (“AMT”) beginning after December 31, 2017. The AMT credit carryforward can be utilized to offset the regular tax liability with any remaining carryforward refundable by 2022. As of December 31, 2017, the AMT credit carryover of $10.2 million is recorded in the deferred tax asset balance. The Company expects to recover the entire amount through a reduction of its regular tax liability.

The Company had approximately $31.4 million in state net operating loss carryforwards that originated in the tax years 2004 through 2017 and that begin expiring in 2024. A valuation allowance has been established for the state net operating loss carryforwards. The impact of this valuation allowance is immaterial to the financial statements.

The tax benefit of a position taken or expected to be taken in a tax return should be recognized when it is more likely than not that the position will be sustained on its technical merits. The liability for unrecognized tax benefits was immaterial at December 31, 2017, 2016 and 2015. The Company does not expect the liability for unrecognized tax benefits to change significantly during 2018.  The Company recognizes interest and penalties, if any, related to income tax matters in income tax expense, and the amounts recognized during 2017, 2016 and 2015 were insignificant.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Generally, the returns for years prior to 2014 are no longer subject to examination by taxing authorities.

Note 14. Earnings Per Share

Earnings per share is calculated using the two-class method. The two-class method allocates net income to each class of common stock and participating security according to common dividends declared and participation rights in undistributed earnings. Participating securities consist of unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents.

A summary of the information used in the computation of earnings per common share follows:

	Years Ended December 31,
($ in thousands, except per share data)	2017	2016	2015
Numerator:
Net income to common shareholders	$215,632	$149,296	$131,461
Net income allocated to participating securities -- basic and diluted	4,670	3,598	2,895
Net income allocated to common shareholders - basic and diluted	$210,962	$145,698	$128,566
Denominator:
Weighted-average common shares - basic	84,695	77,850	78,197
Dilutive potential common shares	268	99	110
Weighted average common shares - diluted	84,963	77,949	78,307
Earnings per common share:
Basic	$2.49	$1.87	$1.64
Diluted	$2.48	$1.87	$1.64

Potential common shares consist of employee and director stock options, unvested performance share awards, and deferred restricted units. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be anti-dilutive, i.e., increase earnings per share or reduce a loss per share. Weighted-average anti-dilutive potential common shares totaled 10,551 for the year ended December 31, 2017, 572,512 for the year ended December 31, 2016, and 798,623 for the year ended December 31, 2015.

Note 15. Segment Reporting

Accounting standards require that information be reported about a company’s operating segments using a “management approach.” Reportable segments are identified in these standards as those revenue-producing components for which discrete financial information is produced internally and which are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. On March 31, 2014, the Company combined its two state bank charters into one charter. Due to the charter change, and consistent with its stated strategy that is focused on providing a consistent package of community banking products and services across all markets, the Company has identified its overall banking operations as its only reportable segment. Because the overall banking operations comprise substantially all of the consolidated operations, no separate segment disclosures are presented.

Note 16. Retirement Benefit Plans

The Company offers a qualified defined benefit pension plan, the Hancock Holding Company Pension Plan and Trust Agreement (“Pension Plan”), covering certain eligible associates. Eligibility is based on minimum age and service-related requirements. During the second quarter of 2017, the Pension Plan was amended to exclude any individual hired or rehired by the Company after June 30, 2017 from eligibility to participate. The Pension Plan amendment further provides that the accrued benefits of each participant in the Pension Plan whose combined age plus years of service as of January 1, 2018 totals less than 55 will be frozen as of January 1, 2018 and will not thereafter increase. As a result of the plan amendments, pension assets and the benefit obligations were re-measured as of June 30, 2017. The impact of the amendment to the benefit obligation was a reduction of $17.3 million. The Company makes contributions to this pension plan in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws, plus such additional amounts as the Company may determine to be appropriate. The Company does not anticipate making a contribution to the pension plan during 2018.

The Company also offers a defined contribution retirement benefit plan (401(k) plan), the Hancock Holding Company 401(k) Savings Plan and Trust Agreement (“401(k) Plan”), that covers substantially all associates who have been employed 60 days and meet a minimum age requirement and employment classification criteria. The Company matches 100% of the first 1% of compensation saved by a participant, and 50% of the next 5% of compensation saved. Newly eligible associates are automatically enrolled at an initial 3% savings rate unless the associate actively opts out of participation in the plan. The 401(k) Plan was also amended during the second quarter of 2017 for participants whose benefits are frozen under the Pension Plan to add an enhanced Company contribution beginning January 1, 2018, in the amount of 2%,  4% or 6% of such participant’s eligible compensation, based on the participant’s age and years of service with the Company. The 401(k) Plan’s amendment further provides that the Company will contribute to the benefit of those associates of the Company hired or rehired after June 30, 2017 and those associates of the Company never enrolled in the Pension Plan an additional basic contribution in an amount equal to 2% of the associate’s eligible compensation beginning January 1, 2018. Participants will vest in the new basic and enhanced Company contributions upon completion of three years of service.

The Company’s 401(k) plan matching expense totaled $8.4 million, $7.7 million and $7.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

The Whitney postretirement plans are available only to former employees of Whitney Holding Company and/or Whitney National Bank who meet the eligibility requirements, and offer health care and life insurance benefits for eligible retirees and their eligible dependents. Participant contributions are required under the health plan. These plans restrict eligibility for postretirement health benefits to retirees already receiving benefits as of the date of the plan amendments in 2007 and to those active participants who were eligible to receive benefits as of December 31, 2007 (i.e., were age 55 with ten years of credited service). Life insurance benefits are currently only available to associates who retired before December 31, 2007.

The Company assumed certain trends in health care costs in the determination of the benefit obligations. At December 31, 2017, the plans assumed a 8.0% increase in the pre- and post-Medicare age health costs for 2018, declining over a period of ten years to a 5.0% annual rate. At December 31, 2017, the mortality assumption was based on Revised RP-2014 Employee and Healthy Annuitants Bottom Quartile Generational Mortality Table for Males and Females - Projected with Improvement Scale MP-2017. At December 31, 2016, the mortality assumption was based on the Revised RP-2014 Employee Health Annuitants Bottom Quartile Table for Males and Females, with projected improvement MP-2016.  In 2016, the post-retirement benefit plan was amended to change post-65 coverage resulting in a re-measurement of the benefit obligation.

The following tables detail the changes in the benefit obligations and plan assets of the defined benefit plans for the years ended December 31, 2017 and 2016 as well as the funded status of the plans at each year end and the amounts recognized in the Company’s balance sheets. The Company uses a December 31 measurement date for all defined benefit pension plans and other postretirement benefit plans.

	2017	2016	2017	2016
(in thousands)	Pension Benefits		Other Post- Retirement Benefits
Change in benefit obligation
Benefit obligation:
at beginning of year	$479,281	$462,819	$22,481	$22,281
Service cost	15,381	14,098	129	170
Interest cost	16,514	16,907	668	773
Plan participants' contributions	—	—	636	1,269
Plan amendments	(17,315)	—	—	(1,224)
Net actuarial loss	39,419	16,944	993	1,844
Benefits paid	(19,436)	(31,487)	(1,871)	(2,632)
Benefit obligation, end of year	513,844	479,281	23,036	22,481
Change in plan assets
Fair value of plan assets:
at beginning of year	515,555	491,550	—	—
Actual return on plan assets	68,307	40,375	—	—
Employer contributions	1,132	16,123	1,235	1,363
Plan participants' contributions	—	—	636	1,269
Benefit payments	(19,436)	(31,487)	(1,871)	(2,632)
Expenses	(1,193)	(1,006)	—	—
Fair value of plan assets, end of year	564,365	515,555	—	—
Funded status at end of year - net asset (liability)	$50,521	$36,274	$(23,036)	$(22,481)
Amounts recognized in accumulated other comprehensive loss
Unrecognized loss:
at beginning of year	$115,910	$109,565	$(2,078)	$(2,553)
Net actuarial loss (gain)	(12,932)	6,345	1,346	475
Unrecognized loss at end of year	$102,978	$115,910	$(732)	$(2,078)

Projected benefit obligation	$513,844	$479,281
Accumulated benefit obligation	489,075	443,261
Fair value of plan assets	564,365	515,555

The net funded status of $50.5 million for pension benefits plans includes an excess of plan assets over the benefit obligation of $66.2 million on the defined benefit pension plan, offset by an unfunded benefit obligation of $15.7 million for the nonqualified retirement plan.

The following table shows net periodic benefit cost included in expense and the changes in the amounts recognized in AOCI during 2017,  2016, and 2015.

	Years Ended December 31,
	2017	2016	2015	2017	2016	2015
($ in thousands)	Pension Benefits			Other Post-Retirement Benefits
Net periodic benefit cost
Service cost	$15,381	$14,098	$13,511	$129	$170	$117
Interest cost	16,514	16,907	18,635	668	773	891
Expected return on plan assets	(37,632)	(34,554)	(32,833)	—	—	—
Amortization of net loss/ prior service cost	5,554	5,783	3,169	(353)	145	6
Net periodic benefit cost	(183)	2,234	2,482	444	1,088	1,014
Other changes in plan assets and benefit obligations recognized in other comprehensive income, before taxes
Net (loss) gain recognized during the year	(5,554)	(5,783)	(3,169)	353	(145)	(6)
Net actuarial loss (gain)	(7,378)	12,128	39,876	993	620	(5,905)
Total recognized in other comprehensive income	(12,932)	6,345	36,707	1,346	475	(5,911)
Total recognized in net periodic benefit cost and other comprehensive income	$(13,115)	$8,579	$39,189	$1,790	$1,563	$(4,897)

Discount rate for benefit obligations	3.57%	4.10%	4.40%	3.52%	3.95%	4.32%
Discount rate for net periodic benefit cost	4.10%	4.40%	4.11%	3.95%	4.32%	4.02%
Expected long-term return on plan assets	7.25%	7.25%	7.50%	n/a	n/a	n/a
Rate of compensation increase	scaled *	scaled *	scaled *	n/a	n/a	n/a

*     Graded scale, declining from 7.00% at age 20 to 2.00% at age 60

The long term rate of return on plan assets is determined by using the weighted-average of historical real returns for major asset classes based on target asset allocations.  The discount rates for the benefit obligation were calculated by matching expected future cash flows to the BPSM-AA Only Pension Discount Curve for 2017 and to the Wells Fargo Pension Discount Curve Liability Index for 2016.

The following shows expected plan benefit payments over the ten years following December 31, 2017:

(in thousands)	Pension	Post-Retirement	Total
2018	$21,143	$1,346	$22,489
2019	21,869	1,364	23,233
2020	22,882	1,350	24,232
2021	23,881	1,404	25,285
2022	24,824	1,320	26,144
2023-2027	140,214	6,394	146,608
	$254,813	$13,178	$267,991

The expected benefit payments are estimated based on the same assumptions used to measure the Company’s benefit obligations at December 31, 2017.

The estimated amounts of actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year is $4.0 million.

The following table illustrates the effect on the annual periodic postretirement benefit costs and postretirement benefit obligation of a 1% increase or 1% decrease in the assumed health care cost trend rates from the rates assumed at December 31, 2017:

	1% Decrease	Assumed	1% Increase
(in thousands)	in Rates	Rates	in Rates
Aggregated service and interest cost	$722	$797	$889
Postretirement benefit obligation	20,964	23,036	25,564

The fair values of pension plan assets at December 31, 2017 and 2016, by asset category, are shown in the following tables. The fair value is presented based on the Financial Accounting Standards Board’s fair value hierarchy that prioritizes inputs into the valuation techniques used to measure fair value.  Level 1 uses quoted prices in active markets for identical assets, Level 2 uses significant observable inputs, and Level 3 uses significant unobservable inputs. In accordance with Subtopic 820-10 common trust funds are reported at fair value using net asset value per share (or its equivalent) as a practical expedient and are not classified in the fair value hierarchy.

For all investments, the plan attempts to use quoted market prices of identical assets on active exchanges, or Level 1 measurements. Where such quoted market prices are not available, the plan will use quoted prices for similar instruments or discounted cash flows to estimate the value, reported as Level 2.

	December 31, 2017
Fair Value Measurements by Asset Category / Fund	Level 1	Level 2	Level 3	Total
(in thousands)
Cash and equivalents	$5,496	$—	$—	$5,496
Total cash and cash equivalents	5,496	—	—	5,496

Fixed income securities	—	113,169	162	113,331
Mutual fund-fixed income	31,839	—	—	31,839
Total fixed income	31,839	113,169	162	145,170

Domestic and foreign stock	102,416	6	—	102,422
Mutual funds-equity	168,299	—	—	168,299
Total equity	270,715	6	—	270,721

Real assets fund	—	—	—	—
Total assets at fair value	308,050	113,175	162	421,387
Common trust funds (fixed income)	—	—	—	114,068
Common trust fund (real assets)	—	—	—	28,910
Total	$308,050	$113,175	$162	$564,365

	December 31, 2016
Fair Value Measurements by Asset Category / Fund	Level 1	Level 2	Level 3	Total
(in thousands)
Cash and equivalents	$15,568	$—	$—	$15,568
Total cash and cash equivalents	15,568	—	—	15,568

Fixed income securities	—	136,085	—	136,085
Mutual fund-fixed income	48,805	—	—	48,805
Total fixed income	48,805	136,085	—	184,890

Domestic and foreign stock	104,455	6	—	104,461
Mutual funds-equity	157,630	—	—	157,630
Total equity	262,085	6	—	262,091

Real assets fund	27,690	—	—	27,690
Total assets at fair value	354,148	136,091	—	490,239
Common trust fund (fixed income)	—	—	—	25,316
Total	$354,148	$136,091	$—	$515,555

The following table presents the percentage allocation of the plan assets by asset category and corresponding target allocations at December 31, 2017 and 2016.

	Plan Assets		Target Allocation
	at December 31,		at December 31,
Asset category	2017	2016	2017	2016
Cash and equivalents	1%	3%	0 - 5%	0 - 5%
Fixed income securities	46	41	35 - 63%	25 - 65%
Equity securities	48	51	35 - 51%	30 - 60%
Real assets	5	5	0 - 12%	0 - 10%
	100%	100%

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

Note 17. Share-Based Payment Arrangements

The Company maintains incentive compensation plans that incorporate share-based payment arrangements for associates and directors. The current plan under which share-based awards may be granted, the 2014 Long Term Incentive Plan (the “2014 Plan”), was approved by the Company’s stockholders at the 2014 annual meeting as a successor to the Company’s 2005 Long-Term Incentive Plan (the “2005 Plan”). Certain share-based awards remain outstanding under the 2005 Plan and prior equity incentive compensation plans, but no future awards may be granted thereunder.

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

During the year ended December 31, 2017, the Company’s shareholders approved a 1,200,000 increase in the aggregate number of awards that may be granted under the 2014 Plan. Future awards may be granted for the issuance of an aggregate of 2,996,357 shares of the Company’s common stock, plus the number of any shares of the Company’s common stock for which awards under the 2005 Plan are cancelled, expired, forfeited or settled in cash. The 2014 Plan limits the number of shares for which awards may be granted to any participant during any calendar year to 100,000 shares. The Company may use authorized unissued shares or shares held in treasury to satisfy awards under the 2014 Plan.

As of December 31, 2017 there were 1.6 million shares available for future issuance under the 2014 equity compensation plan.

For the years ended December 31, 2017,  2016 and 2015 total share-based compensation recognized in income was $17.6 million, $14.3 million and $12.9 million, respectively. The total recognized tax benefit related to the share-based compensation was $13.3 million,  $5.2 million and $4.8 million for 2017,  2016 and 2015, respectively.

A summary of option activity for 2017 is presented below:

Options	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2017	456,258	$35.91	3.5	$3,734
Exercised	(350,744)	34.65		4,304
Cancelled/Forfeited	(538)	32.09		6
Expired	(16,675)	68.18		—
Outstanding at December 31, 2017	88,301	$34.84	2.8	$1,294
Exercisable at December 31, 2017	88,301	$34.84	2.8	$1,294

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

The total intrinsic value of options exercised during 2017 was $4.3 million. The total intrinsic value of options exercised during 2016 and 2015 was $0.5 million, and $0.02 million, respectively.

A summary of the Company’s nonvested restricted and performance shares for the year ended December 31, 2017 is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value ($)
Nonvested at January 1, 2017	2,152,119	$32.12
Granted	525,258	45.71
Vested	(906,944)	30.66
Cancelled/Forfeited	(61,491)	32.57
Nonvested at December 31, 2017	1,708,942	$37.05

As of December 31, 2017, there was $50.6 million of total unrecognized compensation expense related to nonvested restricted and performance shares expected to vest. This compensation is expected to be recognized in expense over a weighted-average period of 3.5 years. The total fair value of shares which vested during 2017 and 2016 was $26.3 million and $11.5 million, respectively.

In 2017,  the Company granted 23,489 performance shares subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $42.92 per share and 23,489 performance shares subject to a core earnings per share performance metric with a grant date fair value of $38.26 per share to key members of executive management. The number of performance shares subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 43 regional banks.  The fair value of the performance shares subject to TSR at the grant date was determined using a Monte Carlo simulated method.  The number of performance shares subject to core earnings per share that ultimately vest will be based on the Company’s attainment of certain core earnings per share goals over the two-year performance period.   The maximum number of performance shares that could vest is 200% of the target award.  Compensation expense for these performance shares will be recognized on a straight-line basis over the three-year service period.

Note 18. Commitments and Contingencies

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

The contract amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. These off-balance sheet financial instruments are summarized below:

	December 31,
(in thousands)	2017	2016
Commitments to extend credit	$6,689,033	$5,878,290
Letters of credit	348,377	338,014

Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business. Management does not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on the consolidated financial position or liquidity of the Company.

Lease Commitments

The Company currently is obligated under a number of non-cancelable operating leases for buildings and equipment. Certain of these leases have escalation clauses and renewal options. Future minimum lease payments for non-cancelable operating leases with initial terms in excess of one year were as follows at December 31, 2017:

(in thousands)	Operating Leases
2018	$16,307
2019	15,466
2020	13,815
2021	12,317
2022	12,099
Thereafter	81,826
Total minimum lease payments	$151,830

Rental expense approximated $17.0 million,  $11.7 million and $13.3 million for the years ended December 31, 2017,  2016, and 2015, respectively.

Note 19. Fair Value of Financial Instruments

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

	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$97,272	$—	$97,272
Municipal obligations	—	243,786	—	243,786
Corporate debt securities	—	3,500	—	3,500
Residential mortgage-backed securities	—	1,715,213	—	1,715,213
Commercial mortgage-backed securities	—	687,135	—	687,135
Collateralized mortgage obligations	—	163,963	—	163,963
Total available for sale securities	—	2,910,869	—	2,910,869
Derivative assets (1)	—	14,157	—	14,157
Total recurring fair value measurements - assets	$—	$2,925,026	$—	$2,925,026
Liabilities
Derivative liabilities (1)	$—	$14,389	$—	$14,389
Total recurring fair value measurements - liabilities	$—	$14,389	$—	$14,389

(1)	For further disaggregation of derivative assets and liabilities, see Note 10 – Derivatives.

	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$54,828	$—	$54,828
Municipal obligations	—	242,155	—	242,155
Corporate debt securities	—	3,500	—	3,500
Residential mortgage-backed securities	—	1,611,355	—	1,611,355
Commercial mortgage-backed securities	—	402,591	—	402,591
Collateralized mortgage obligations	—	202,479	—	202,479
Total available for sale securities	—	2,516,908	—	2,516,908
Derivative assets (1)	—	20,315	—	20,315
Total recurring fair value measurements - assets	$—	2,537,223	$—	2,537,223
Liabilities
Derivative liabilities (1)	$—	$27,432	$—	$27,432
Total recurring fair value measurements - liabilities	$—	$27,432	$—	$27,432

(1)	For further disaggregation of derivative assets and liabilities, see Note 10 – Derivatives.

The fair value measurements for investment securities are obtained quarterly from a third-party pricing service that uses industry-standard pricing models. Substantially all of the model inputs are observable in the marketplace or can be supported by observable data. The Company invests only in securities of investment grade quality with a targeted duration, for the overall portfolio, generally between two and five years. Company policies generally limit investments to agency securities and municipal securities determined to be investment grade according to an internally generated score which generally includes a rating of not less than “Baa” or its equivalent by a nationally recognized statistical rating agency.

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

The Company’s policy is to recognize transfers between valuation hierarchy levels as of the end of a reporting period.  There were no transfers between levels during the periods presented.

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

The following table presents for each of the fair value hierarchy levels the Company’s financial assets that are measured at fair value on a nonrecurring basis:

	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$184,205	$—	$184,205
Other real estate owned	—	—	6,928	6,928
Total nonrecurring fair value measurements	$—	$184,205	$6,928	$191,133

	December 31, 2016
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$169,888	$—	$169,888
Other real estate owned	—	—	13,968	13,968
Total nonrecurring fair value measurements	$—	$169,888	$13,968	$183,856

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

Securities Sold under Agreements to Repurchase, Federal Funds Purchased and Short-Term FHLB Borrowings – For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

Long-Term Debt – The fair value is estimated by discounting the future contractual cash flows using current market rates at which debt with similar terms could be obtained.

Derivative Financial Instruments – The fair value measurement for derivative financial instruments was discussed earlier in the note.

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amount at December 31, 2017 and 2016.

	December 31, 2017
				Total	Carrying
(in thousands)	Level 1	Level 2	Level 3	Fair Value	Amount
Financial assets:
Cash, interest-bearing bank
deposits, and federal funds sold	$479,332	$—	$—	$479,332	$479,332
Available for sale securities	—	2,910,869	—	2,910,869	2,910,869
Held to maturity securities	—	2,962,010	—	2,962,010	2,977,511
Loans, net	—	184,205	18,403,303	18,587,508	18,786,855
Loans held for sale	—	39,865	—	39,865	39,865
Derivative financial instruments	—	14,157	—	14,157	14,157
Financial liabilities:
Deposits	$—	$—	$22,238,847	$22,238,847	$22,253,202
Federal funds purchased	140,754	—	—	140,754	140,754
Securities sold under agreements
to repurchase	430,569	—	—	430,569	430,569
Short-term FHLB Borrowings	1,132,567	—	—	1,132,567	1,132,567
Long-term debt	—	303,631	—	303,631	305,513
Derivative financial instruments	—	14,389	—	14,389	14,389

	December 31, 2016
				Total	Carrying
(in thousands)	Level 1	Level 2	Level 3	Fair Value	Amount
Financial assets:
Cash, interest-bearing bank
deposits, and federal funds sold	$450,866	$—	$—	$450,866	$450,866
Available for sale securities	—	2,516,908	—	2,516,908	2,516,908
Held to maturity securities	—	2,470,117	—	2,470,117	2,500,220
Loans, net	—	169,888	16,326,961	16,496,849	16,522,733
Loans held for sale	—	34,064	—	34,064	34,064
Derivative financial instruments	—	20,315	—	20,315	20,315
Financial liabilities:
Deposits	$—	$—	$19,430,939	$19,430,939	$19,424,266
Federal funds purchased	2,275	—	—	2,275	2,275
Securities sold under agreements
to repurchase	358,131	—	—	358,131	358,131
FHLB Borrowings	865,000	—	—	865,000	865,000
Long-term debt	—	435,747	—	435,747	436,280
Derivative financial instruments	—	27,432	—	27,432	27,432

Note 20. Condensed Parent Company Information

The following condensed financial statements reflect the accounts and transactions of Hancock Holding Company only:

Condensed Balance Sheets

	December 31,
(in thousands)	2017	2016
Assets:
Cash	$71,328	$316,457
Securities available for sale	58,521	69,210
Investment in bank subsidiaries	2,953,032	2,547,224
Investment in non-bank subsidiaries	22,670	11,204
Due from subsidiaries and other assets	14,010	27,941
Total assets	$3,119,561	$2,972,036
Liabilities and Stockholders' Equity:
Long term debt	$234,135	$251,573
Other liabilities	477	695
Stockholders' equity	2,884,949	2,719,768
Total liabilities and stockholders’ equity	$3,119,561	$2,972,036

Condensed Statements of Income

	Years Ended December 31,
(in thousands)	2017	2016	2015
Operating Income
From subsidiaries
Cash dividends received from bank subsidiaries	$90,000	$120,000	$31,000
Noncash dividend from bank subsidiaries	11,708	—	—
Equity in earnings of subsidiaries greater than
dividends received	124,531	39,293	111,424
Total operating income	226,239	159,293	142,424
Other expense, net	(16,931)	(16,614)	(17,297)
Income tax benefit	(6,324)	(6,617)	(6,334)
Net income	$215,632	$149,296	$131,461
Other comprehensive income (loss), net of tax	11,460	(39,937)	(30,521)
Comprehensive income	$227,092	$109,359	$100,940

Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2017	2016	2015
Cash flows from operating activities - principally
dividends received from subsidiaries	$111,591	$122,528	$33,912
Net cash provided by operating activities	111,591	122,528	33,912
Cash flows from investing activities
Contribution of capital to subsidiary	(270,000)	(21,000)	(90)
Proceeds from principal paydowns of securities available for sale	11,015	13,827	12,863
Other, net	—	—	1,629
Net cash provided by (used in) investing activities	(258,985)	(7,173)	14,402
Cash flows from financing activities:
Proceeds from issuance of long term debt	—	—	269,004
Repayment of long term debt	(17,900)	(17,900)	(149,600)
Dividends paid to stockholders	(83,266)	(77,012)	(77,474)
Repurchase of common stock	—	—	(95,613)
Proceeds from issuance of common stock	15,312	262,961	347
Payroll tax remitted on net share settlement of equity awards	(11,881)	(3,178)	(3,385)
Other, net	—	(133)	—
Net cash provided by (used in) financing activities	(97,735)	164,738	(56,721)
Net increase (decrease) in cash	(245,129)	280,093	(8,407)
Cash, beginning of year	316,457	36,364	44,771
Cash, end of year	$71,328	$316,457	$36,364

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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

Management, including our principal executive officer and principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures and based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of its principal executive and principal financial officers, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form Y-9 C) and compliance with specific laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

PricewaterhouseCoopers, LLP, the independent registered public accounting firm that audited the Company’s financial statements included in Item 8. “Financial Statements and Supplementary Data,” has issued an attestation report on the Company’s internal control over financial reporting, which is also included in Item 8.

Based on the foregoing evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017.

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Hancock Holding Company will hold its Annual Meeting of Shareholders of common stock on Thursday,  May 24, 2018, at 10:30 a.m. Central Daylight Time at One Hancock Plaza, 2510 14th Street, Gulfport, Mississippi.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors will appear in our definitive proxy statement to be filed with the Securities and Exchange Commission for our 2018 annual meeting of shareholders under the caption “Information About Directors.” Information concerning compliance with Section 16(a) of the Exchange Act will appear in our proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Information concerning our code of business ethics for officers and associates, our code of ethics for financial officers, and our code of ethics for directors will appear in our proxy statement under the caption “Transactions with Related Persons.” Information concerning our audit committee will appear in our proxy statement under the caption “Board of Directors and Corporate Governance – Board Committees – Audit Committee.” The information set forth under each such caption is incorporated herein by reference. The information required by Item 10 of this Report regarding our executive officers appears in a separately captioned heading in Item 1 of this Report.

ITEM 11.     EXECUTIVE COMPENSATION

Information concerning our executive and director compensation will appear in our definitive proxy statement relating to our 2018 annual meeting of shareholders under the caption “Executive Compensation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Potential Payments Upon Termination or Change in Control” and “Shareholder Proposals for the 2019 Annual Meeting.” Information concerning our compensation committee interlocks and insider participation and our compensation committee report will appear in our proxy statement under the caption “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” respectively. Such information is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of certain beneficial owners and management will appear in our definitive proxy statement relating to our 2018 annual meeting of shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management.” The information set forth under each such caption is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions will appear in our definitive proxy statement relating to our 2018 annual meeting of shareholders under the caption “Transactions with Related Persons.” Information concerning director independence will appear in our proxy statement under the caption “Board of Directors and Corporate Governance.” The information set forth under each such caption is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services will appear in our definitive proxy statement relating to our 2018 annual meeting of shareholders under the caption “Independent Registered Public Accounting Firm.” Such information is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	The following consolidated financial statements of Hancock Holding Company and subsidiaries are filed as part of this Report under Item 8. “Financial Statements and Supplementary Data”:

Consolidated Balance Sheets – December 31, 2017 and 2016

Consolidated Statements of Income – Years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Other Comprehensive Income – Years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Changes in Stockholders’ Equity– Years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows –Years ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements – December 31, 2017

2.	Financial schedules required to be filed by Item 8 of this Report, and by Item 15(d) below:

The schedules to the consolidated financial statements set forth by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable and, therefore, have been omitted.

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

2.2

Purchase Agreement by and between Whitney Bank and the FDIC, dated as of April 28, 2017 (filed as Exhibit 1.1 to the Company’s 8-K (File No. 001-36872) filed with the Commission on May 3, 2017 and incorporated herein by reference).

3.1

Composite Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s 10-K (File No. 001-36872) filed with the Commission on February 24, 2017 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s 10-K (File No. 001-36872) filed with the Commission on February 24, 2017 and incorporated herein by reference).

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

*10.5

Amendment to the Hancock Holding Company 2014 Long Term Incentive Plan (filed as Appendix A of the Company’s definitive Proxy Statement on Schedule 14A (filed with the Commission on March 17, 2017 (File Number 001-36872) and incorporated herein by reference).

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

*10.19

Form of Change in Control Employment Agreement between the Company and Functional and Line of Business Leaders effective June 16, 2014 (filed as Exhibit 10.19 to the Company’s Form 10-K (File No. 001-36872) filed with the Commission on February 24, 2017).

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

*10.29

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

HANCOCK HOLDING COMPANY
Registrant

February 26, 2018	By:	/s/ John M. Hairston
Date		John M. Hairston
President & Chief Executive Officer (Principal Executive Officer)

February 26, 2018	By:	/s/ Michael M. Achary
Date		Michael M. Achary
Senior Executive Vice President & Chief Financial Officer (Principal Financial Officer)

February 26, 2018	By:	/s/ Stephen E. Barker
Date		Stephen E. Barker
Executive Vice President & Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James B. Estabrook, Jr. James B. Estabrook, Jr.	Chairman of the Board, Director	February 26, 2018

/s/ Frank E. Bertucci Frank E. Bertucci	Director	February 26, 2018

/s/ Hardy B. Fowler Hardy B. Fowler	Director	February 26, 2018

/s/ James H. Horne James H. Horne	Director	February 26, 2018

/s/ Jerry L. Levens Jerry L. Levens	Director	February 26, 2018

/s/ Constantine S. Liollio Constantine S. Liollio	Director	February 26, 2018

(signatures continued)

/s/ Sonya C. Little Sonya C. Little	Director	February 26, 2018

/s/ Eric J. Nickelsen Eric J. Nickelsen	Director	February 26, 2018

/s/ Thomas H. Olinde Thomas H. Olinde	Director	February 26, 2018

/s/ Christine L. Pickering Christine L. Pickering	Director	February 26, 2018

/s/ Joan C. Teofilo Joan C. Teofilo	Director	February 26, 2018

/s/ C. Richard Wilkins C. Richard Wilkins	Director	February 26, 2018