Form 10-Q
period 2018-03-31
HANCOCK HOLDING CO
filed 2018-05-09
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10-Q

___________________________________________________________

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

85,287,037 common shares were outstanding as of April 30, 2018.

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

Basel II - Basel Committee's 2004 Regulatory Capital Framework (Second Accord)

Basel III - Basel Committee's 2010 Regulatory Capital Framework (Third Accord)

Basel Committee - Basel Committee on Banking Supervision

Beige Book - Federal Reserve’s Summary of Commentary on Current Economic Conditions

BOLI – Bank-owned life insurance

bp(s) – basis point(s)

C&I – commercial and industrial loans

Capital One – Capital One, National Association

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

FHLB – Federal Home Loan Bank

FNBC – The former New Orleans, Louisiana based First NBC Bank that failed on April 28, 2017

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

HFC – Harrison Finance Company, a former consumer finance subsidiary

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

PCI – purchased credit impaired loans

Repos – securities sold under agreements to repurchase

SEC – U.S. Securities and Exchange Commission

Securities Act – Securities Act of 1933, as amended

Tax Act – Tax Cuts and Jobs Act of 2017

te – taxable equivalent adjustment, or the term used to indicate that a financial measure is presented on a fully taxable equivalent basis

TDR – troubled debt restructuring (as defined in ASC 310-40)

TSR – total shareholder return

U.S. Treasury – The United States Department of the Treasury

Whitney Bank – wholly-owned subsidiary of Hancock Holding Company, through which Hancock conducts its banking operations

Part I. Financial Information

Item 1. Financial Statements

Hancock Holding Company and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except per share data)	2018	2017
ASSETS
Cash and due from banks	$253,860	$386,948
Interest-bearing bank deposits	61,288	92,157
Federal funds sold	253	227
Securities available for sale, at fair value (amortized cost of $3,008,951 and $2,949,057)	2,915,648	2,910,869
Securities held to maturity (fair value of $2,952,295 and $2,962,010)	3,014,428	2,977,511
Loans held for sale	21,827	39,865
Loans	19,092,504	19,004,163
Less: allowance for loan losses	(210,713)	(217,308)
Loans, net	18,881,791	18,786,855
Property and equipment, net of accumulated depreciation of $218,540 and $214,998	334,254	333,663
Prepaid expenses	29,669	28,015
Other real estate, net	13,963	14,862
Accrued interest receivable	80,812	82,191
Goodwill	745,523	745,523
Other intangible assets, net	85,021	90,640
Life insurance contracts	544,427	541,081
Deferred tax asset, net	52,735	53,979
Other assets	261,838	251,700
Total assets	$27,297,337	$27,336,086
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$8,230,060	$8,307,497
Interest-bearing	14,255,662	13,945,705
Total deposits	22,485,722	22,253,202
Short-term borrowings	1,452,097	1,703,890
Long-term debt	300,443	305,513
Accrued interest payable	11,801	8,680
Other liabilities	151,236	179,852
Total liabilities	24,401,299	24,451,137
Stockholders' equity:
Common stock	292,716	292,716
Capital surplus	1,723,689	1,718,117
Retained earnings	1,060,182	1,008,518
Accumulated other comprehensive loss, net	(180,549)	(134,402)
Total stockholders' equity	2,896,038	2,884,949
Total liabilities and stockholders' equity	$27,297,337	$27,336,086
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	87,903	87,903
Common shares outstanding	85,285	85,200

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2018	2017
Interest income:
Loans, including fees	$205,847	$172,781
Loans held for sale	221	217
Securities-taxable	29,301	23,367
Securities-tax exempt	5,537	5,407
Short-term investments	489	743
Total interest income	241,395	202,515
Interest expense:
Deposits	26,959	12,819
Short-term borrowings	5,351	2,941
Long-term debt	3,421	5,064
Total interest expense	35,731	20,824
Net interest income	205,664	181,691
Provision for loan losses	12,253	15,991
Net interest income after provision for loan losses	193,411	165,700
Noninterest income:
Service charges on deposit accounts	21,448	19,206
Trust fees	11,335	11,211
Bank card and ATM fees	14,458	12,468
Investment and annuity fees and insurance commissions	6,125	5,264
Secondary mortgage market operations	3,401	3,567
Other income	9,485	11,775
Total noninterest income	66,252	63,491
Noninterest expense:
Compensation expense	80,100	73,099
Employee benefits	19,874	19,080
Personnel expense	99,974	92,179
Net occupancy expense	11,010	10,757
Equipment expense	3,546	3,714
Data processing expense	16,449	15,397
Professional services expense	9,255	11,276
Amortization of intangibles	5,618	4,705
Telecommunications and postage	3,850	3,467
Deposit insurance and regulatory fees	7,948	6,490
Other real estate (income) expense, net	210	(13)
Other expense	12,931	15,570
Total noninterest expense	170,791	163,542
Income before income taxes	88,872	65,649
Income taxes	16,397	16,635
Net income	$72,475	$49,014
Earnings per common share-basic	$0.83	$0.57
Earnings per common share-diluted	$0.83	$0.57
Dividends paid per share	$0.24	$0.24
Weighted average shares outstanding-basic	85,241	84,365
Weighted average shares outstanding-diluted	85,423	84,624

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Net income	$72,475	$49,014
Other comprehensive income before income taxes:
Net change in unrealized gain/loss on securities available for sale and hedges	(62,244)	1,184
Reclassification of net losses realized and included in earnings	1,796	1,387
Amortization of unrealized net loss on securities transferred to held to maturity	755	650
Other comprehensive income/loss before income taxes	(59,693)	3,221
Income tax expense (benefit)	(13,546)	1,201
Other comprehensive income/loss net of income taxes	(46,147)	2,020
Comprehensive income	$26,328	$51,034

See notes to unaudited consolidated financial statements.

Hancock Holding Company and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
					Other
					Comprehensive
	Common Stock		Capital	Retained	Income (Loss),
(in thousands, except per share data)	Shares Issued	Amount	Surplus	Earnings	net	Total
Balance, December 31, 2016	87,495	$291,358	$1,698,253	$850,689	$(120,532)	$2,719,768
Net income	—	—	—	49,014	—	49,014
Other comprehensive income	—	—	—	—	2,020	2,020
Comprehensive income	—	—	—	49,014	2,020	51,034
Cash dividends declared ($0.24 per common share)	—	—	—	(20,793)	—	(20,793)
Common stock activity, long-term incentive plan	—	—	12,815	43	—	12,858
Issuance of stock from dividend reinvestment	—	—	755	—	—	755
Balance, March 31, 2017	87,495	$291,358	$1,711,823	$878,953	$(118,512)	$2,763,622

Balance, December 31, 2017	87,903	$292,716	$1,718,117	$1,008,518	$(134,402)	$2,884,949
Net income	—	—	—	72,475	—	72,475
Other comprehensive income	—	—	—	—	(46,147)	(46,147)
Comprehensive income	—	—	—	72,475	(46,147)	26,328
Cash dividends declared ($0.24 per common share)	—	—	—	(20,881)	—	(20,881)
Common stock activity, long-term incentive plan	—	—	4,735	70	—	4,805
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	837	—	—	837
Balance, March 31, 2018	87,903	$292,716	$1,723,689	$1,060,182	$(180,549)	$2,896,038

See notes to unaudited consolidated financial statements.

 Hancock Holding Company and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72,475	$49,014
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,551	6,915
Provision for loan losses	12,253	15,991
(Gain) loss on other real estate owned	210	(54)
Deferred tax expense	14,790	7,156
Increase in cash surrender value of life insurance contracts	(3,346)	(3,636)
Loss on disposal of other assets	73	229
Loss on sale of business	1,145	—
Net decrease in loans held for sale	18,172	13,966
Net amortization of securities premium/discount	8,453	7,323
Amortization of intangible assets	5,618	4,705
Amortization of FDIC indemnification asset	—	1,100
Stock-based compensation expense	4,883	4,209
Decrease in interest payable and other liabilities	(32,568)	(33,323)
Net payments to FDIC for loss share claims	—	(1,131)
Decrease in FDIC loss share receivable	—	902
Decrease in payable to FDIC for loan servicing	(11,107)	—
Decrease in other assets	6,821	21,362
Other, net	71	1,600
Net cash provided by operating activities	104,494	96,328
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale	80,155	81,116
Purchases of securities available for sale	(142,052)	(60,484)
Proceeds from maturities of securities held to maturity	93,408	92,684
Purchases of securities held to maturity	(134,020)	(87,847)
Net decrease in short-term investments	30,843	9,428
Proceeds from sales of loans	12,211	33,279
Net increase in loans	(196,328)	(306,745)
Purchases of property and equipment	(7,904)	(7,329)
Proceeds from sales of property and equipment	42	17
Proceeds from sales of other real estate	1,641	3,099
Cash paid for acquisition, net of cash received	—	(322,708)
Proceeds from the sale of business, net of cash sold	77,081	—
Other, net	(8,915)	(39,588)
Net cash used in investing activities	(193,838)	(605,078)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	232,638	99,583
Net increase (decrease) in short-term borrowings	(251,793)	385,777
Repayments of long-term debt	(5,268)	(4,475)
Net proceeds from issuance of long-term debt	83	41
Dividends paid	(20,881)	(20,793)
Payroll tax remitted on net share settlement of equity awards	(142)	(163)
Proceeds from exercise of stock options	782	8,650
Proceeds from dividend reinvestment and stock purchase plans	837	755
Net cash provided by (used in) financing activities	(43,744)	469,375
NET DECREASE IN CASH AND DUE FROM BANKS	(133,088)	(39,375)
CASH AND DUE FROM BANKS, BEGINNING	386,948	372,689
CASH AND DUE FROM BANKS, ENDING	$253,860	$333,314
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$1,305	$1,031

See notes to unaudited consolidated financial statements.

HANCOCK HOLDING COMPANY AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The consolidated financial statements include the accounts of Hancock Holding Company and all other entities in which it has a controlling interest (the “Company”). The financial statements include all adjustments that are, in the opinion of management, necessary to fairly state the Company’s financial condition, results of operations, changes in stockholders’ equity and cash flows for the interim periods presented.  The Company has also evaluated all subsequent events for potential recognition and disclosure through the date of the filing of this Quarterly Report on Form 10-Q.  Some financial information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  Financial information reported in these financial statements is not necessarily indicative of the Company’s financial condition, results of operations, or cash flows for any other interim or annual period.

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

Critical Accounting Policies and Estimates

There were no material changes or developments during the reporting period with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017.  Refer to Note 15 – Recent Accounting Pronouncements for a discussion of accounting standards adopted during the quarter ended March 31, 2018.

2.  Acquisitions and Divestiture

On March 10, 2017, the Company, through its banking subsidiary, Whitney Bank (“Whitney”), acquired certain assets and assumed certain liabilities, including nine branches, from First NBC Bank (“FNBC”), referred to as the FNBC I transaction.  Whitney paid approximately $323 million in cash consideration ($326 million cash paid net of $3 million in branch cash acquired), including a $41.6 million transaction premium for the earnings stream acquired.

On April 28, 2017, the Louisiana Office of Financial Institutions (“OFI”) closed FNBC and appointed the FDIC as receiver.  Whitney entered into a purchase and assumption agreement with the FDIC,  referred to as the FNBC II transaction. Pursuant to the agreement, Whitney acquired selected assets and assumed selected liabilities of the former FNBC, including substantially all of the transaction and savings deposits. Whitney paid a premium of $35 million to the FDIC for the earnings stream acquired and received approximately $800 million in cash ($642 million from the FDIC for the net liabilities assumed and $158 million in branch cash acquired).  The terms of the agreement require the FDIC to indemnify Whitney against certain liabilities of FNBC and its affiliates not assumed or otherwise purchased by Whitney. Neither the Company nor Whitney Bank acquired any assets, common stock, preferred stock or debt, or assumed any other obligations, of First NBC Bank Holding Company.

Pending Business Combination

In December 2017, the Company announced entry into an agreement to acquire the bank-managed high net worth individual and institutional investment management and trust business from Capital One, National Association (“Capital One”). The transaction is expected to close in early third quarter 2018, pending regulatory approval and the satisfaction of customary and other closing conditions.

Divestiture

On March 9, 2018, the Company sold its consumer finance subsidiary, Harrison Finance Company (“HFC”).  The Company recorded a loss on the sale of $1.1 million based on the preliminary cash settlement of $78.3 million, with a final cash settlement expected to occur in the second quarter of 2018.

3.  Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available for sale and held to maturity follow.

Securities Available for Sale
(in thousands)	March 31, 2018				December 31, 2017
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$97,431	—	3,547	93,884	$99,535	$—	$2,263	$97,272
Municipal obligations	245,164	211	8,084	237,291	245,997	1,135	3,346	243,786
Residential mortgage-backed securities	1,787,382	3,552	47,391	1,743,543	1,729,989	5,611	20,387	1,715,213
Commercial mortgage-backed securities	715,360	—	35,088	680,272	704,518	480	17,863	687,135
Collateralized mortgage obligations	158,114	—	2,956	155,158	165,518	4	1,559	163,963
Corporate debt securities	5,500	—	—	5,500	3,500	—	—	3,500
	$3,008,951	$3,763	$97,066	$2,915,648	$2,949,057	$7,230	$45,418	$2,910,869

Securities Held to Maturity
(in thousands)	March 31, 2018				December 31, 2017
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$50,000	—	576	49,424	$50,000	$—	$289	$49,711
Municipal obligations	707,581	1,315	13,453	695,443	723,094	8,323	4,245	727,172
Residential mortgage-backed securities	695,655	721	10,624	685,752	725,748	4,175	2,690	727,233
Commercial mortgage-backed securities	316,966	—	11,400	305,566	317,185	40	3,915	313,310
Collateralized mortgage obligations	1,244,226	391	28,507	1,216,110	1,161,484	572	17,472	1,144,584
	$3,014,428	$2,427	$64,560	$2,952,295	$2,977,511	$13,110	$28,611	$2,962,010

The following table presents the amortized cost and estimated fair value of debt securities available for sale and held to maturity at March 31, 2018 by contractual maturity.  Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateralized mortgage obligations.

Debt Securities Available for Sale	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$7,388	$7,408
Due after one year through five years	45,623	45,740
Due after five years through ten years	1,249,127	1,202,997
Due after ten years	1,706,813	1,659,503
Total available for sale debt securities	$3,008,951	$2,915,648

Debt Securities Held to Maturity	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$4,190	$4,205
Due after one year through five years	132,047	131,197
Due after five years through ten years	1,478,419	1,446,343
Due after ten years	1,399,772	1,370,550
Total held to maturity securities	$3,014,428	$2,952,295

The Company held no securities classified as trading at March 31, 2018 or December 31, 2017.

The fair value and gross unrealized losses for securities classified as available for sale with unrealized losses for the periods indicated follow.

Available for Sale
March 31, 2018	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$43,521	1,214	50,362	2,333	$93,883	$3,547
Municipal obligations	54,330	948	169,119	7,136	223,449	8,084
Residential mortgage-backed securities	654,990	14,667	850,853	32,724	1,505,843	47,391
Commercial mortgage-backed securities	279,631	8,091	400,641	26,997	680,272	35,088
Collateralized mortgage obligations	122,186	2,324	32,972	632	155,158	2,956
	$1,154,658	$27,244	$1,503,947	$69,822	$2,658,605	$97,066

Available for Sale
December 31, 2017	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$45,616	$42	$51,157	$2,221	$96,773	$2,263
Municipal obligations	2,768	11	173,530	3,335	176,298	3,346
Residential mortgage-backed securities	461,835	4,195	898,099	16,192	1,359,934	20,387
Commercial mortgage-backed securities	203,618	995	411,046	16,868	614,664	17,863
Collateralized mortgage obligations	128,174	1,076	35,488	483	163,662	1,559
	$842,011	$6,319	$1,569,320	$39,099	$2,411,331	$45,418

The fair value and gross unrealized losses for securities classified as held to maturity with unrealized losses for the periods indicated follow.

Held to maturity
March 31, 2018	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	—	49,424	576	$49,424	$576
Municipal obligations	341,011	4,530	221,438	8,923	562,449	13,453
Residential mortgage-backed securities	403,985	4,090	224,200	6,534	628,185	10,624
Commercial mortgage-backed securities	234,468	6,845	71,098	4,555	305,566	11,400
Collateralized mortgage obligations	672,660	12,567	441,866	15,940	1,114,526	28,507
	$1,652,124	$28,032	$1,008,026	$36,528	$2,660,150	$64,560

Held to maturity
December 31, 2017	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	$—	$49,711	$289	$49,711	$289
Municipal obligations	14,603	19	230,960	4,226	245,563	4,245
Residential mortgage-backed securities	8,815	99	230,277	2,591	239,092	2,690
Commercial mortgage-backed securities	174,882	744	72,499	3,171	247,381	3,915
Collateralized mortgage obligations	570,289	5,653	472,536	11,819	1,042,825	17,472
	$768,589	$6,515	$1,055,983	$22,096	$1,824,572	28,611

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

There were no sales of securities during either of the three months ended March 31, 2018 or 2017.

Securities with carrying values totaling $3.4 billion and $3.3 billion at March 31, 2018 and December 31, 2017, respectively, were pledged as collateral, primarily to secure public deposits or securities sold under agreements to repurchase.

4.  Loans and Allowance for Loan Losses

The Company generally makes loans in its market areas of south Mississippi, southern and central Alabama, south Louisiana, the Houston, Texas area and the northern, central and panhandle regions of Florida. Loans, net of unearned income, by portfolio are presented in the table below.

	March 31,	December 31,
(in thousands)	2018	2017
Commercial non-real estate	$8,336,222	$8,297,937
Commercial real estate - owner occupied	2,185,543	2,142,439
Total commercial & industrial	10,521,765	10,440,376
Commercial real estate - income producing	2,394,862	2,384,599
Construction and land development	1,413,878	1,373,421
Residential mortgages	2,732,821	2,690,472
Consumer	2,029,178	2,115,295
Total loans	$19,092,504	$19,004,163

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

Commercial non-real estate loans may be secured by the assets being financed or other tangible or intangible business assets such as accounts receivable, inventory, ownership, enterprise value or commodity interests, and may incorporate a personal or corporate guarantee; however, some short-term loans may be made on an unsecured basis, including a small portfolio of corporate credit cards, generally issued as a part of overall customer relationships.

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

Allowance for Loan Losses

The following tables show activity in the allowance for loan losses by portfolio class for the three months ended March 31, 2018 and 2017, as well as the corresponding recorded investment in loans at the end of each period. Charge-off, recovery and provision activity in the purchased credit impaired portfolio previously segregated has been collapsed into the remainder of the portfolio’s activity as it is no longer material, and the respective reclassifications have been made to the prior period to conform to the current presentation.

		Commercial		Commercial
	Commercial	real estate-	Total	real estate-	Construction
	non-real	owner	commercial &	income	and land	Residential
(in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total
	Three Months Ended March 31, 2018
Allowance for loan losses:
Beginning balance	$127,918	$12,962	$140,880	$13,709	$7,372	$24,844	$30,503	$217,308
Charge-offs	(9,335)	(851)	(10,186)	—	(10)	(192)	(8,048)	(18,436)
Recoveries	4,146	88	4,234	63	29	116	1,794	6,236
Net provision for loan losses	3,877	1,421	5,298	(787)	2,533	150	5,059	12,253
Reduction as a result of sale of subsidiary	—	—	—	—	—	—	(6,648)	(6,648)
Ending balance	$126,606	$13,620	$140,226	$12,985	$9,924	$24,918	$22,660	$210,713

Allowance at end of period:
Individually evaluated for impairment	$20,356	$2,475	$22,831	$1,261	$1	$276	$232	$24,601
Amounts related to purchased credit impaired loans	471	495	966	576	173	11,720	612	14,047
Collectively evaluated for impairment	105,779	10,650	116,429	11,148	9,750	12,922	21,816	172,065
Total allowance	$126,606	$13,620	$140,226	$12,985	$9,924	$24,918	$22,660	$210,713
Loans at end of period:
Individually evaluated for impairment	$323,913	$30,318	$354,231	$14,071	$113	$8,338	$617	$377,370
Purchased credit impaired loans	8,510	8,384	16,894	4,361	5,843	116,409	5,876	149,383
Collectively evaluated for impairment	8,003,799	2,146,841	10,150,640	2,376,430	1,407,922	2,608,074	2,022,685	18,565,751
Total loans	$8,336,222	$2,185,543	$10,521,765	$2,394,862	$1,413,878	$2,732,821	$2,029,178	$19,092,504

		Commercial		Commercial
	Commercial	real estate-	Total	real estate-	Construction
	non-real	owner	commercial &	income	and land	Residential
(in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total
	Three Months Ended March 31, 2017
Allowance for loan losses:
Beginning balance	$147,052	$11,083	$158,135	$13,509	$6,271	$25,361	$26,142	$229,418
Charge-offs	(24,791)	(29)	(24,820)	(7)	(91)	(348)	(8,678)	(33,944)
Recoveries	938	275	1,213	375	471	113	1,743	3,915
Net provision for loan losses	8,101	193	8,294	(266)	69	376	7,518	15,991
Decrease in FDIC loss share receivable	(31)	—	(31)	—	—	(1,696)	(103)	(1,830)
Ending balance	$131,269	$11,522	$142,791	$13,611	$6,720	$23,806	$26,622	$213,550

Allowance at end of period:
Individually evaluated for impairment	$15,017	$76	$15,093	$1,114	$1	$94	$199	$16,501
Amounts related to purchased credit impaired loans	411	787	1,198	213	283	13,286	1,019	15,999
Collectively evaluated for impairment	115,841	10,659	126,500	12,284	6,436	10,426	25,404	181,050
Total allowance	$131,269	$11,522	$142,791	$13,611	$6,720	$23,806	$26,622	$213,550
Loans at end of period:
Individually evaluated for impairment	$231,988	$3,894	$235,882	$13,599	$1,592	$3,236	$2,149	$256,458
Purchased credit impaired loans	6,693	12,468	19,161	7,669	4,326	138,260	9,951	179,367
Collectively evaluated for impairment	7,835,606	2,031,089	9,866,695	2,483,836	1,246,749	2,124,767	2,046,996	17,769,043
Total loans	$8,074,287	$2,047,451	$10,121,738	$2,505,104	$1,252,667	$2,266,263	$2,059,096	$18,204,868

Impaired Loans

The following table shows the composition of nonaccrual loans by portfolio class.  Purchased credit impaired loans accounted for in pools with an accretable yield are considered to be performing and are excluded from the table.

	March 31,	December 31,
(in thousands)	2018	2017
Commercial non-real estate	$179,203	$152,863
Commercial real estate - owner occupied	27,387	25,989
Total commercial & industrial	206,590	178,852
Commercial real estate - income producing	15,633	14,574
Construction and land development	3,724	3,807
Residential mortgages	35,069	40,480
Consumer	14,163	15,087
Total loans	$275,179	$252,800

Nonaccrual loans include nonaccruing loans modified in troubled debt restructurings (“TDRs”) of $118.0 million and $99.2 million at March 31, 2018 and December 31, 2017, respectively.  Total TDRs, both accruing and nonaccruing, were $284.5 million at March 31, 2018 and $219.7 million at December 31, 2017.  All TDRs are individually evaluated for impairment.  At March 31, 2018 and December 31, 2017, the Company had unfunded commitments of $8.5 million and $7.3 million, respectively, to borrowers whose loan terms have been modified in a TDR.

The table below details by portfolio class TDRs that were modified during the three months ended March 31, 2018 and 2017:

	Three Months Ended
($ in thousands)	March 31, 2018			March 31, 2017
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
		Outstanding	Outstanding		Outstanding	Outstanding
	Number of	Recorded	Recorded	Number of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial non-real estate	13	$55,482	$55,482	9	$38,659	$38,659
Commercial real estate - owner occupied	1	5,909	5,909	1	656	656
Total commercial & industrial	14	61,391	61,391	10	39,315	39,315
Commercial real estate - income producing	1	1,564	1,564	2	5,527	5,527
Construction and land development	1	43	43	—	—	—
Residential mortgages	—	—	—	1	250	250
Consumer	1	222	222	—	—	—
Total loans	17	$63,220	$63,220	13	$45,092	$45,092

The TDRs modified during the three months ended March 31, 2018 reflected in the table above include $48.4 million of loans with extended amortization terms or other payment concessions, $14.6 million with significant covenant waivers and $0.2 million with other modifications.  The TDRs modified during the three months ended March 31, 2017 include $27.4 million of loans with extended amortization terms or other payment concessions, $10.7 million with significant covenant waivers and $6.9 million with other modifications.

For the three month periods ended March 31, 2018 and 2017, there were no loans modified in a TDR within the previous twelve months that subsequently defaulted during the respective periods.

The tables below present loans that are individually evaluated for impairment disaggregated by portfolio class at March 31, 2018 and December 31, 2017.  Loans individually evaluated for impairment include TDRs and loans that are determined to be impaired and have aggregate relationship balances of $1 million or more.

	March 31, 2018
	Recorded investment	Recorded investment	Unpaid
(in thousands)	without an allowance	with an allowance	principal balance	Related allowance
Commercial non-real estate	$108,898	$215,015	$335,178	$20,356
Commercial real estate - owner occupied	6,064	24,254	30,997	2,475
Total commercial & industrial	114,962	239,269	366,175	22,831
Commercial real estate - income producing	6,055	8,016	14,269	1,261
Construction and land development	100	13	114	1
Residential mortgages	5,861	2,477	11,682	276
Consumer	14	603	718	232
Total loans	$126,992	$250,378	$392,958	$24,601

	December 31, 2017
	Recorded investment	Recorded investment	Unpaid
(in thousands)	without an allowance	with an allowance	principal balance	Related allowance
Commercial non-real estate	$116,682	$151,199	$285,685	$16,129
Commercial real estate - owner occupied	16,927	4,564	24,829	793
Total commercial & industrial	133,609	155,763	310,514	16,922
Commercial real estate - income producing	5,101	10,429	15,687	1,326
Construction and land development	100	263	363	11
Residential mortgages	8,245	2,395	13,855	189
Consumer	—	1,292	1,294	118
Total loans	$147,055	$170,142	$341,713	$18,566

The tables below present the average balances and interest income for total impaired loans for the three months ended March 31, 2018 and 2017.  Interest income recognized represents interest on accruing loans modified in a TDR.

	Three Months Ended
	March 31, 2018		March 31, 2017
	Average	Interest	Average	Interest
	recorded	income	recorded	income
(in thousands)	investment	recognized	investment	recognized
Commercial non-real estate	$295,897	$1,586	$251,625	$337
Commercial real estate - owner occupied	25,905	66	5,081	4
Total commercial & industrial	321,802	1,652	256,706	341
Commercial real estate - income producing	14,801	25	14,487	43
Construction and land development	238	—	1,766	—
Residential mortgages	9,489	5	3,792	2
Consumer	955	9	2,152	2
Total loans	$347,285	$1,691	$278,903	$388
Aging Analysis

The tables below present the age analysis of past due loans by portfolio class at March 31, 2018 and December 31, 2017.  Purchased credit impaired loans accounted for in pools with an accretable yield are considered to be current.

							Recorded
			Greater than				investment
	30-59 days	60-89 days	90 days	Total		Total	> 90 days and
March 31, 2018	past due	past due	past due	past due	Current	Loans	still accruing
(in thousands)
Commercial non-real estate	$45,309	$18,497	$130,360	$194,166	$8,142,056	$8,336,222	$20,330
Commercial real estate - owner occupied	7,464	115	22,138	29,717	2,155,826	2,185,543	1,360
Total commercial & industrial	52,773	18,612	152,498	223,883	10,297,882	10,521,765	21,690
Commercial real estate - income producing	928	1,954	8,419	11,301	2,383,561	2,394,862	2,771
Construction and land development	6,537	416	3,115	10,068	1,403,810	1,413,878	259
Residential mortgages	32,815	4,496	20,122	57,433	2,675,388	2,732,821	1,170
Consumer	16,083	5,124	7,542	28,749	2,000,429	2,029,178	573
Total	$109,136	$30,602	$191,696	$331,434	$18,761,070	$19,092,504	$26,463

							Recorded
			Greater than				investment
	30-59 days	60-89 days	90 days	Total		Total	> 90 days and
December 31, 2017	past due	past due	past due	past due	Current	Loans	still accruing
(in thousands)
Commercial non-real estate	$62,766	$10,761	$92,982	$166,509	$8,131,428	$8,297,937	$21,989
Commercial real estate - owner occupied	8,493	648	15,517	24,658	2,117,781	2,142,439	2,032
Total commercial & industrial	71,259	11,409	108,499	191,167	10,249,209	10,440,376	24,021
Commercial real estate - income producing	5,315	2,165	6,081	13,561	2,371,038	2,384,599	489
Construction and land development	4,113	1,056	3,412	8,581	1,364,840	1,373,421	477
Residential mortgages	33,621	10,554	30,537	74,712	2,615,760	2,690,472	2,208
Consumer	22,959	7,816	8,553	39,328	2,075,967	2,115,295	571
Total	$137,267	$33,000	$157,082	$327,349	$18,676,814	$19,004,163	$27,766

Credit Quality Indicators

The following tables present the credit quality indicators by segments and portfolio class of loans at March 31, 2018 and December 31, 2017.

	March 31, 2018
(in thousands)	Commercial non-real estate	Commercial real estate - owner-occupied	Total commercial & industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$7,250,715	$1,954,384	$9,205,099	$2,268,358	$1,334,456	$12,807,913
Pass-Watch	269,657	51,856	321,513	58,092	59,208	438,813
Special Mention	100,005	35,971	135,976	9,344	6,279	151,599
Substandard	715,827	143,332	859,159	59,068	13,935	932,162
Doubtful	18	—	18	—	—	18
Total	$8,336,222	$2,185,543	$10,521,765	$2,394,862	$1,413,878	$14,330,505

	December 31, 2017
(in thousands)	Commercial non-real estate	Commercial real estate - owner-occupied	Total commercial & industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$7,190,604	$1,896,366	$9,086,970	$2,223,245	$1,291,638	$12,601,853
Pass-Watch	293,069	82,913	375,982	83,444	60,804	520,230
Special Mention	80,649	27,456	108,105	13,244	4,788	126,137
Substandard	733,558	135,704	869,262	64,658	16,191	950,111
Doubtful	57	—	57	8	—	65
Total	$8,297,937	$2,142,439	$10,440,376	$2,384,599	$1,373,421	$14,198,396

	March 31, 2018			December 31, 2017
(in thousands)	Residential mortgage	Consumer	Total	Residential mortgage	Consumer	Total
Performing	$2,696,582	$2,014,442	$4,711,024	$2,647,784	$2,099,637	$4,747,421
Nonperforming	36,239	14,736	50,975	42,688	15,658	58,346
Total	$2,732,821	$2,029,178	$4,761,999	$2,690,472	$2,115,295	$4,805,767

Below are the definitions of the Company’s internally assigned grades:

Commercial:

•	Pass – loans properly approved, documented, collateralized, and performing which do not reflect an abnormal credit risk.
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

Purchased Credit Impaired Loans

Changes in the carrying amount of purchased credit impaired loans and related accretable yield are presented in the following table for the three months ended March 31, 2018 and the year ended December 31, 2017.

	March 31, 2018		December 31, 2017
	Carrying		Carrying
	Amount	Accretable	Amount	Accretable
(in thousands)	of Loans	Yield	of Loans	Yield
Balance at beginning of period	$153,403	$62,517	$190,915	$113,686
Addition of cost recovery loans - FNBC I	—	—	15,000	—
Payments received, net	(8,288)	(1,703)	(69,591)	(7,412)
Accretion	4,268	(4,268)	17,079	(17,079)
Increase in expected cash flows based on actual cash flows and changes in cash flow assumptions	—	(956)	—	(30,379)
Net transfers from nonaccretable difference to accretable yield	—	—	—	3,701
Balance at end of period	$149,383	$55,590	$153,403	$62,517

During the three months ended March 31, 2017, certain of the Company’s purchased credit impaired loans were covered by two loss share agreements with the FDIC. The Company had a receivable representing an indemnification asset arising from the agreements.  The receivable was accounted for separately from the covered loans as the agreements were not contractually part of the loans and were not transferrable should the Company have disposed of the loans.  The agreements were terminated by the Company during the third quarter of 2017.

Residential Mortgage Loans in Process of Foreclosure

Included in loans are $7.8 million and $7.5 million of consumer loans secured by single family residential real estate that are in process of foreclosure as of March 31, 2018 and December 31, 2017, respectively.   Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction.  In addition to the single family residential real estate loans in process of foreclosure, the Company also held $3.7 million and $3.4 million of foreclosed single family residential properties in other real estate owned as of March 31, 2018 and December 31, 2017, respectively.

5.  Securities Sold under Agreements to Repurchase

Included in short-term borrowings are customer securities sold under agreements to repurchase (“repurchase agreements”) that mature daily and are secured by U.S. agency securities totaling $443.2 million and $430.6 million at March 31, 2018 and December 31, 2017, respectively.  The Company borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury management services offered to its deposit customers. As the Company maintains effective control over assets sold under agreements to repurchase, the securities continue to be carried on the consolidated statements of financial condition. Because the Company acts as borrower transferring assets to the counterparty, and the agreements mature daily, the Company’s risk is limited.

6.  Derivatives

On January 1, 2018, the Company adopted the provisions of Accounting Standards Update (ASU) 2017-12, “Derivatives and Hedging,” using the modified retrospective transition approach.  As a result of adoption of the update, the Company is making certain adjustments to its existing designation documentation for active hedging relationships to take advantage of specific provisions of the update. Adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.  Following is a discussion of the provisions of the guidance relevant to the Company:

Ineffectiveness measurement and presentation

The provisions of the update eliminate the concept of ineffectiveness from an accounting perspective. The guidance provides that, as long as a hedging instrument is designated and the results of the effectiveness testing support that the instrument qualifies for hedge accounting treatment, there will be no periodic measurement or recognition of ineffectiveness.  Rather, the full impact of hedge gains and losses will be recognized in the period in which the hedged transactions impact the entity’s earnings.

Presentation of reclassifications from Accumulated Other Comprehensive Income

Amounts in Accumulated Other Comprehensive Income that are included in the assessment of effectiveness should be reclassified into earnings in the same period in which the hedged forecasted transactions impact earnings.  As such, the Company will recognize all reclassifications out of Other Comprehensive Income in the same statement of income line item in which the earnings effect of the hedged item is presented.

Changes to hedged risk

The update also states that if the designated hedged risk changes during the life of the hedging relationship, an entity may continue to apply hedge accounting as long as the hedging instrument is highly effective at achieving offsetting cash flows attributable to the revised hedged risk. Regardless of the description of the hedged transactions contained in the initial designation documentation, the Company intends to utilize this provision in the updated guidance to the extent possible.

Risk component hedging in fair value hedges

The update allows an entity to make a one-time transition election regarding the fair value measurement methodology applied to fair value hedges in place at adoption.  The Company did not elect either of the one-time transition options; rather, it will continue to measure the hedged items as documented in the initial hedge documentation.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional or contractual amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of March 31, 2018 and December 31, 2017.

		March 31, 2018			December 31, 2017
			Derivative (1)			Derivative (1)
(in thousands)	Type of Hedge	Notional or Contractual Amount	Assets	Liabilities	Notional or Contractual Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	Cash Flow	$875,000	$1,752	$12,667	$875,000	$—	$14,020
Interest rate swaps	Fair Value	483,110	—	3,948	483,110	—	2,475
		$1,358,110	$1,752	$16,615	$1,358,110	$—	$16,495
Derivatives not designated as hedging instruments:
Interest rate swaps (2)	N/A	$1,184,109	$20,680	$20,710	$1,144,789	$15,408	$15,857
Risk participation agreements	N/A	121,479	13	61	119,951	23	109
Forward commitments to sell residential mortgage loans	N/A	81,326	847	454	80,462	1,000	290
Interest rate-lock commitments on residential mortgage loans	N/A	61,904	376	789	53,724	186	782
Foreign exchange forward contracts	N/A	42,815	3,096	3,062	42,260	2,453	2,419
		1,491,633	25,012	25,076	1,441,186	19,070	19,457
Total derivatives		$2,849,743	$26,764	$41,691	$2,799,296	$19,070	$35,952
Less: netting adjustment (3)			(14,081)	(19,162)		(4,913)	(21,563)
Total derivative assets/liabilities			$12,683	$22,529		$14,157	$14,389
(1)	Derivative assets and liabilities are reported at fair value in other assets or other liabilities, respectively, in the consolidated balance sheets.

(2)	The notional amount represents both the customer accommodation agreements and offsetting agreements with unrelated financial institutions.

(3)

Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty.  See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans.   For each agreement, the Company receives interest at a fixed rate and pays at a variable rate.  During the three months ended March 31, 2018, the Company terminated five of its shorter-term swap agreements with notional amounts totaling $450 million and entered into five longer-term agreements with notional amounts totaling $450 million.  The Company paid termination fees of approximately $10.6 million to settle the interest rate swap liabilities, and the resulting accumulated other comprehensive loss will be amortized over the remaining maturities of the designated instruments. Amortization of other comprehensive loss on terminated cash flow hedges totaled $1.0 million for the three months ended March 31, 2018.  The notional amounts of the swap agreements in place at March 31, 2018 expire as follows: $425 million in 2022;  $350 million in 2023; and $100 million in 2024.

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

Effect of Derivative Instruments on the Income Statement

Derivative instrument income consisting primarily of customer interest rate swap fees, net of fair value adjustments, is reflected in the income statement in other noninterest income, totaling $1.5 million and $0.5 million for the three months ended March 31, 2018 and 2017, respectively.  The impact to interest income from cash flow hedges, including amortization of comprehensive loss on terminated cash flow hedges, was $(0.6) million and $0.1 million for the three months ended March 31, 2018 and 2017, respectively. Interest expense as a result of mark to market adjustments of fair value hedges was $0.1 million and $(0.1) million for the three months ended March 31, 2018 and 2017.

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

Offsetting Assets and Liabilities

The Bank’s derivative instruments with certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero.  Agreements with certain bilateral counterparties require both parties to maintain collateral in the event that the fair values of derivative instruments exceed established exposure thresholds.  For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses.  Offsetting information in regards to all derivative assets and liabilities, including accrued interest, subject to these master netting agreements at March 31, 2018 and December 31, 2017 is presented in the following tables.

(in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Income
Description	Gross Amounts Recognized	Offset in the Statement of Income	Presented in the Statement of Income	Financial Instruments	Cash Collateral	Net Amount
As of March 31, 2018
Derivative Assets	$18,822	$(14,314)	$4,508	$1,517	$—	$2,991

Derivative Liabilities	$18,081	$(16,497)	$1,584	$1,517	$4,770	$(4,703)

(in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Income
Description	Gross Amounts Recognized	Offset in the Statement of Income	Presented in the Statement of Income	Financial Instruments	Cash Collateral	Net Amount
As of December 31, 2017
Derivative Assets	$7,155	$(5,007)	$2,148	$2,148	$—	$—

Derivative Liabilities	$24,015	$(20,077)	$3,938	$2,148	$4,099	$(2,309)

The Company has excess collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

7.    Stockholders’ Equity

Common Shares Outstanding

Common shares outstanding excludes treasury shares totaling 1.1 million and 1.2 million at March 31, 2018 and December 31, 2017, respectively, with a first-in-first-out cost basis  of $24.4 million and $25.5  million at March 31, 2018 and December 31, 2017, respectively.  Shares outstanding also excludes unvested restricted share awards totaling 1.5 million at March 31, 2018 and December 31, 2017.

Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Loss and changes in those components are presented in the following table.

	Available	HTM Securities
	for Sale	Transferred	Employee	Cash
(in thousands)	Securities	from AFS	Benefit Plans	Flow Hedges	Total
Balance, December 31, 2016	$(28,679)	$(14,392)	$(72,501)	$(4,960)	$(120,532)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain	2,319	—	—	(1,135)	1,184
Reclassification of net (gain) loss realized and included in earnings	—	—	1,387	—	1,387
Amortization of unrealized net loss on securities transferred to HTM	—	650	—	—	650
Income tax expense (benefit)	843	266	504	(412)	1,201
Balance, March 31, 2017	$(27,203)	$(14,008)	$(71,618)	$(5,683)	$(118,512)
Balance, December 31, 2017	$(29,512)	$(14,585)	$(79,078)	$(11,227)	$(134,402)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	(55,114)	—	—	(7,130)	(62,244)
Reclassification of net losses realized and included in earnings	—	—	1,177	619	1,796
Other valuation adjustments for employee benefit plan	—	—	—		—
Amortization of unrealized net loss on securities transferred to HTM	—	755	—	—	755
Income tax expense (benefit)	(12,508)	171	267	(1,476)	(13,546)
Balance, March 31, 2018	$(72,118)	$(14,001)	$(78,168)	$(16,262)	$(180,549)

AOCI is reported as a component of stockholders’ equity.  AOCI can include, among other items, unrealized holding gains and losses on securities available for sale (“AFS”), gains and losses associated with pension or other post-retirement benefits that are not recognized immediately as a component of net periodic benefit cost, and gains and losses on derivative instruments that are designated as, and qualify as, cash flow hedges.  Net unrealized gains/losses on AFS securities reclassified as securities held to maturity (“HTM”) also continue to be reported as a component of AOCI and will be amortized over the estimated remaining life of the securities as an adjustment to interest income.    Subject to certain thresholds, unrealized losses on employee benefit plans will be reclassified into income as pension and post-retirement costs are recognized over the remaining service period of plan participants.  Accumulated gains/losses on the cash flow hedge of the variable rate loans described in Note 6 will be reclassified into income over the life of the hedge.  Accumulated other comprehensive loss resulting from the terminated interest rate swaps will be amortized over the remaining maturities of the designated instruments. Gains (losses) in AOCI are net of deferred income taxes.

The following table shows the line items of the consolidated statements of income affected by amounts reclassified from AOCI.

	Three Months Ended
Amount reclassified from AOCI (a)	March 31,		Affected line item on
(in thousands)	2018	2017	the statement of income
Amortization of unrealized net loss on securities transferred to HTM	(755)	(650)	Interest income
Tax effect	171	266	Income taxes
Net of tax	(584)	(384)	Net income
Amortization of defined benefit pension and post-retirement items	(1,177)	(1,387)	Other noninterest expense (b)
Tax effect	267	504	Income taxes
Net of tax	(910)	(883)	Net income
Reclassification of unrealized gain on cash flow hedges	336	—	Interest income
Tax effect	(76)	—	Income taxes
Net of tax	260		Net income
Amortization of loss on terminated cash flow hedges	(954)	—	Interest income
Tax effect	216	—	Income taxes
Net of tax	(738)	—	Net income
Total reclassifications, net of tax	$(1,972)	$(1,267)	Net income
(a)	Amounts in parenthesis indicate reduction in net income.

(b)

These AOCI components are included in the computation of net periodic pension and post-retirement cost that is reported with employee benefits expense (see Note 12 – Retirement Plans for additional details).

8. Revenue Recognition

Effective January 1, 2018, the Company adopted the amended provisions of the Financial Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers,” using the modified retrospective approach.  The standard applies to most of the Company’s noninterest income, with a significant portion of the Company’s revenue excluded from the scope of the standard, including interest and loan origination fees associated with financial instruments, gains and losses on investment securities, derivatives and sales of financial instruments.

The Company’s evaluation of contracts for compliance with the standard did not identify any material changes to the timing of revenue recognition as the standard was largely consistent with the existing guidance and current practices. Therefore, the adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations and there was no cumulative effect adjustment to opening retained earnings. However, upon adoption the Company has begun presenting certain underwriting costs (previously offset against Investment and Annuity Fees), as well as certain subadvisor costs (previously offset against Trust Fees) gross as noninterest expense, neither of which are material to operating results.

Due to the nature of the Company’s primary sources of revenue, there are no significant receivables, contract assets or contract liabilities not otherwise disclosed. The Company has assessed that its current disclosures are consistent with the requirements of the standard to present revenue disaggregated in to categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.  The following provides additional qualitative disclosures about the Company’s noninterest income and revenue recognition policies.

Service Charges on Deposit Accounts

Service charges on deposit accounts include transaction based fees for non-sufficient funds, account analysis fees, and other service charges on deposits, including monthly account service fees. Non-sufficient funds fees are recognized at the time when the account overdraft occurs in accordance with regulatory guidelines.  Account analysis fees consist of fees charged on certain business deposit accounts based upon account activity as well as other monthly account fees, are recorded under the accrual method of accounting as services are performed.

Other service charges are earned by providing depositors safeguard and remittance of funds as well as by providing other elective services for depositors that are performed upon the depositor’s request. Charges for deposit services for the safeguard and remittance of funds are recognized at the end of the statement cycle, after services are provided, as the customer retains funds in the account. Revenue for other elective services is earned at the point in time the customer uses the service.

Trust Fees

Trust fee income represents revenue generated from asset management services provided to individuals, businesses, and institutions. The Company has a fiduciary responsibility to the beneficiary of the trust to perform agreed upon services which can include investing assets, periodic reporting, and providing tax information regarding the trust. In exchange for these trust and custodial services, the Company collects fee income from beneficiaries as contractually determined via fee schedules. The Company’s performance obligation is primarily satisfied over time as the services are performed and provided to the customer.  These fees are recorded under the accrual method of accounting as the services are performed.  The Company generally acts as the principal in these transactions and records revenue and expenses on a gross basis.

Bank Card and Automated Teller Machine (“ATM”) Fees

Bank card and ATM fees include credit card, debit card and ATM transaction revenue. The majority of this revenue is card interchange fees earned through a third party network. Performance obligations are satisfied for each transaction when the card is used and the funds are remitted. The network establishes interchange fees that the merchant remits for each transaction, and costs are incurred from the network for facilitating the interchange with the merchant.  Card fees also include merchant services fees earned for providing merchants with card processing capabilities.

ATM income is generated from allowing customers to withdraw funds from other banks’ machines and from allowing a non-customer cardholder to withdraw funds from the Company’s machines. The Company satisfies its performance obligations for each transaction at the point in time that the withdrawal is processed.

Bank card and ATM fee income is recorded on accrual basis as services are provided with the related expense reflected in data processing expense.

Investment and Annuity Fees and Insurance Commissions

Investment and annuity services fee income represents income earned from investment and advisory services. The Company provides its customers with access to investment products through the use of third party carriers to meet their financial needs and investment objectives. Upon selection of an investment product, the customer enters into a policy with the carrier. The performance obligation is satisfied by fulfilling its responsibility to acquire the investment for which a commission fee is earned from the carrier based on agreed-upon fee percentages on a trade date basis. The Company has a contractual relationship with a third party broker dealer to provide full service brokerage and investment advisory activities. As the agent in the arrangement, the Company recognizes the investment services commissions on a net basis.  Investment revenue also includes portfolio management fees, which represent monthly fees charged on a contractual basis to customers for the management of their investment portfolios and are recorded under the accrual method of accounting on a gross basis, with expenses recorded in the appropriate expense line item.

This revenue line item includes investment banking income, which includes fees for services arising from securities offerings or placements in which the Company acts as a principal. Revenue is recognized at the time the underwriting is completed and the revenue is reasonably determinable.

Insurance commission revenue is recognized, net of cost, as of the effective date of the insurance policy as the Company’s performance obligation is connecting the customer to the insurance products.  The Company also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed. Contingent commissions from insurance companies are recognized when determinable, which is generally when such commissions are received or when we receive data from the insurance companies that allows the reasonable estimation of these amounts.

Secondary Mortgage Market Operations

Secondary mortgage market operations revenue is primarily comprised of service release premiums earned on the sale of closed-end mortgage loans to other financial institutions or government agencies that are recognized in revenue as each sales transaction occurs.

Income from Bank-Owned Life Insurance

Bank-owned life insurance income primarily represents income earned from the appreciation of cash surrender value of insurance contracts held and the proceeds of insurance benefits. Revenue from the proceeds of insurance benefits is recognized at the time a claim is confirmed.

Credit Related Fee Income

Credit-related fee income includes letters of credit fees and unused commercial commitment fees. Revenue for letters of credit fees is recognized over time. Revenue for unused commercial commitment fees are recognized based on contractual terms, generally when collected.

Income from Derivatives

Income from derivatives consists primarily of interest rate swap fees, net of fair value adjustments for customer derivatives and the related offsetting agreements with unrelated financial institutions for which the derivative instruments are not designated as hedges. This line item also includes the resulting gain or loss from ineffectiveness on derivatives that are designated as hedged items.

Gain (Loss) on Sales of Assets

Gain (loss) on sales of assets reflects the excess (deficiency) of proceeds received over the carrying amount assets sold plus cost to sell for various assets other than foreclosed real estate. Gain or loss on the sale of assets are recognized as each transaction occurs.

Other Miscellaneous Income

Other miscellaneous income represents a variety of revenue streams, including safe deposit box income, wire transfer fees, syndication fees and any other income not reflected above.  Income is recorded once the performance obligation is satisfied, generally on the accrual basis or on a cash basis if not material and/or considered constrained.

9.  Other Noninterest Income

Components of other noninterest income are as follows:

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Income from bank-owned life insurance	$3,070	$2,652
Credit related fees	2,722	2,878
Income from derivatives	1,523	465
Gain (loss) on sales of assets	(1,207)	4,125
Amortization of FDIC loss share receivable	—	(1,100)
Other miscellaneous	3,377	2,755
Total other noninterest income	$9,485	$11,775

10.  Other Noninterest Expense

Components of other noninterest expense are as follows:

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Advertising	$2,526	$3,077
Corporate value and franchise taxes	3,440	3,036
Printing and supplies	1,286	1,178
Travel expense	1,066	1,059
Entertainment and contributions	2,518	1,783
Tax credit investment amortization	874	1,212
Other retirement expense	(4,463)	(3,060)
Other miscellaneous	5,684	7,285
Total other noninterest expense	$12,931	$15,570

11.  Earnings Per Share

The Company calculates earnings per share using the two-class method.  The two-class method allocates net income to each class of common stock and participating security according to common dividends declared and participation rights in undistributed earnings.  Participating securities consist of nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents.

A summary of the information used in the computation of earnings per common share follows.

	Three Months Ended
	March 31,
(in thousands, except per share data)	2018	2017
Numerator:
Net income to common shareholders	$72,475	$49,014
Net income allocated to participating securities - basic and diluted	1,366	1,156
Net income allocated to common shareholders - basic and diluted	$71,109	$47,858
Denominator:
Weighted-average common shares - basic	$85,241	$84,365
Dilutive potential common shares	182	259
Weighted-average common shares - diluted	$85,423	$84,624
Earnings per common share:
Basic	$0.83	$0.57
Diluted	$0.83	$0.57

Potential common shares consist of stock options, nonvested performance-based awards, and nonvested restricted share awards deferred under the Company’s nonqualified deferred compensation plan.  These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be anti-dilutive, i.e., increase earnings per share or reduce a loss per share.  There were no anti-dilutive potential common shares excluded from the calculation of diluted earnings per share for the three months ended March 31, 2018. Weighted average anti-dilutive potential common shares totaled 15,986 for the three months ended March 31, 2017.

12.  Retirement Plans

The Company sponsors a qualified defined benefit pension plan, the Hancock Holding Company Pension Plan and Trust Agreement (“Pension Plan”), covering certain eligible associates. Eligibility is based on minimum age and service-related requirements. During the second quarter of 2017, the Pension Plan was amended to exclude any individual hired or rehired by the Company after June 30, 2017 from eligibility to participate. The Pension Plan amendment further provided that the accrued benefits of each participant in the Pension Plan whose combined age plus years of service as of January 1, 2018 totals less than 55 were to be frozen as of January 1, 2018 and therefore not increase. The Company makes contributions to the Pension Plan in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws, plus such additional amounts as the Company may determine to be appropriate. The Company was not required to make a contribution to the Pension Plan in 2017, and does not anticipate making a contribution in 2018.

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

The Company sponsors a nonqualified defined benefit plan covering certain legacy Whitney employees that was frozen as of December 31, 2012 and no future benefits are accrued under this plan.

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

The following tables show the components of net periodic benefits cost included in expense for the plans for the periods indicated.

			Other Post-
(in thousands)	Pension Benefits		Retirement Benefits
Three months Ended March 31,	2018	2017	2018	2017
Service cost	$2,925	$3,750	$35	$48
Interest cost	3,923	4,123	137	180
Expected return on plan assets	(9,700)	(8,750)	—	—
Amortization of net loss and prior service costs	1,326	1,435	(149)	(48)
Net periodic benefit cost (reduction of cost)	$(1,526)	$558	$23	$180

Effective January 1, 2018, the Company adopted ASU 2017-07, “Compensation – Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs.” In accordance with the Update, only the service component of net periodic benefit cost is included in the Employee Benefits line item on the Company’s Consolidated Statements of Income.  All other components have been included in Other Noninterest Expense.  Prior period amounts have been reclassified to conform to current presentation.

13.  Share-Based Payment Arrangements

Hancock maintains incentive compensation plans that provide for awards of share-based compensation to employees and directors.  These plans have been approved by the Company’s shareholders.  Detailed descriptions of these plans were included in Note 17 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

A summary of stock option activity for the three months ended March 31, 2018 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
Options	Shares	Price	(Years)	Value ($000)
Outstanding at January 1, 2018	88,301	$34.84	2.8	$1,294
Exercised/Released	(24,793)	35.12		495
Cancelled/Forfeited	—	—		—
Expired	—	—		—
Outstanding at March 31, 2018	63,508	$34.73	2.6	$1,078
Exercisable at March 31, 2018	63,508	$34.73	2.6	$1,078

The total intrinsic value of options exercised for the three months ended March 31, 2018 and 2017 was $0.5 million and $3.3 million, respectively.

The Company’s restricted and performance-based share awards to certain employees and directors are subject to service requirements. A summary of the status of the Company’s nonvested restricted and performance-based share awards as of March 31, 2018 and changes during the three months ended March 31, 2018, is presented in the following table.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2018	1,708,942	$37.05
Granted	54,710	48.22
Vested	(9,587)	35.90
Forfeited	(30,376)	35.25
Nonvested at March 31, 2018	1,723,689	$37.44

As of March 31, 2018,  there was $47.5 million of total unrecognized compensation expense related to nonvested restricted and performance shares expected to vest.  This compensation is expected to be recognized in expense over a weighted average period of 3.3 years.  The total fair value of shares which vested during three months ended March 31, 2018 and 2017 was $0.3 million and $0.5 million, respectively.

During the three months ended March 31, 2018, the Company granted 26,147 performance share awards subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $51.13 per share and 26,147 performance shares subject to an operating earnings per share performance metric with a grant date fair value of $44.84 per share to key members of executive management. The number of performance shares subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 43 regional banks. The fair value of the performance shares subject to TSR at the grant date was determined using a Monte Carlo simulation method.  The number of performance shares subject to core earnings per share that ultimately vest will be based on the Company’s attainment of certain core earnings per share goals over the two-year performance period.  The maximum number of performance shares that could vest is 200% of the target award.  Compensation expense for these performance shares is recognized on a straight line basis over the three-year service period.

14.  Fair Value Measurements

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

	March 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$93,884	$—	$93,884
Municipal obligations	—	237,291	—	237,291
Corporate debt securities	—	5,500	—	5,500
Residential mortgage-backed securities	—	1,743,543	—	1,743,543
Commercial mortgage-backed securities	—	680,272	—	680,272
Collateralized mortgage obligations	—	155,158	—	155,158
Total available for sale securities	—	2,915,648	—	2,915,648
Derivative assets (1)	—	12,682	—	12,682
Total recurring fair value measurements - assets	$—	$2,928,330	$—	$2,928,330
Liabilities
Derivative liabilities (1)	$—	$22,529	$—	$22,529
Total recurring fair value measurements - liabilities	$—	$22,529	$—	$22,529

	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$97,272	$—	$97,272
Municipal obligations	—	243,786	—	243,786
Corporate debt securities	—	3,500	—	3,500
Residential mortgage-backed securities	—	1,715,213	—	1,715,213
Commercial mortgage-backed securities	—	687,135	—	687,135
Collateralized mortgage obligations	—	163,963	—	163,963
Total available for sale securities	—	2,910,869	—	2,910,869
Derivative assets (1)	—	14,157	—	14,157
Total recurring fair value measurements - assets	$—	$2,925,026	$—	$2,925,026
Liabilities
Derivative liabilities (1)	$—	$14,389	$—	$14,389
Total recurring fair value measurements - liabilities	$—	$14,389	$—	$14,389

(1)	For further disaggregation of derivative assets and liabilities, see Note 6 - Derivatives.

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

	March 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$205,945	$—	$205,945
Other real estate owned	—	—	5,493	5,493
Total nonrecurring fair value measurements	$—	$205,945	$5,493	$211,438

	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$184,205	$—	$184,205
Other real estate owned	—	—	6,928	6,928
Total nonrecurring fair value measurements	$—	$184,205	$6,928	$191,133

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

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amount at March 31, 2018 and December 31, 2017.

	March 31, 2018
				Total Fair	Carrying
(in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$315,401	$—	$—	$315,401	$315,401
Available for sale securities	—	2,915,648	—	2,915,648	2,915,648
Held to maturity securities	—	2,952,295	—	2,952,295	3,014,428
Loans, net	—	205,945	18,337,770	18,543,715	18,881,791
Loans held for sale	—	21,827	—	21,827	21,827
Derivative financial instruments	—	12,682	—	12,682	12,682
Financial liabilities:
Deposits	$—	$—	$22,438,772	$22,438,772	$22,485,722
Federal funds purchased	25,967	—	—	25,967	25,967
Securities sold under agreements to repurchase	443,151	—	—	443,151	443,151
FHLB short-term borrowings	982,979	—	—	982,979	982,979
Long-term debt	—	297,555	—	297,555	300,443
Derivative financial instruments	—	22,529	—	22,529	22,529

	December 31, 2017
				Total Fair	Carrying
(in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$479,332	$—	$—	$479,332	$479,332
Available for sale securities	—	2,910,869	—	2,910,869	2,910,869
Held to maturity securities	—	2,962,010	—	2,962,010	2,977,511
Loans, net	—	184,205	18,403,303	18,587,508	18,786,855
Loans held for sale	—	39,865	—	39,865	39,865
Derivative financial instruments	—	14,157	—	14,157	14,157
Financial liabilities:
Deposits	$—	$—	$22,238,847	$22,238,847	$22,253,202
Federal funds purchased	140,754	—	—	140,754	140,754
Securities sold under agreements to repurchase	430,569	—	—	430,569	430,569
FHLB short-term borrowings	1,132,567	—	—	1,132,567	1,132,567
Long-term debt	—	303,631	—	303,631	305,513
Derivative financial instruments	—	14,389	—	14,389	14,389

15. Recent Accounting Pronouncements

Accounting Standards Adopted in 2018

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” with the objective of improving financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The update provides changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted in any interim period after issuance of the update. All transition requirements and elections are to be applied to hedging relationships existing on the date of adoption, and the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption.  The Company early adopted this standard effective January 1, 2018 and has made certain adjustments to its existing designation documentation for active hedging relationships in order to take advantage of specific provisions in the new guidance and to fully align its documentation with the ASU.  The adoption of this standard did not have a material impact on its financial condition or results of operations.  See further discussion in Note 6 – Derivatives.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715):  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs,” to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost.  The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  The amendments also allow only the service cost component to be eligible for capitalization when applicable.  These amendments are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  Disclosures of the nature of and reason for the change in accounting principle are required in the first interim and annual periods of adoption.  The Company adopted the standard effective January 1, 2018 and the amendments were applied retrospectively for the presentation of the service cost component and the other components of net periodic pension and postretirement benefit costs in the statement of income. Refer to Note 12 – Retirement Plans – for detail on the components of net periodic pension and post-retirement benefit costs that were reclassified for each reporting period.   The provisions of this update apply only to presentation and therefore did not have a material impact on the Company’s financial condition or results of operations.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” affecting any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Most revenue associated with financial instruments, including interest and loan origination fees, is outside the scope of the guidance. Gains and losses on investment securities, derivatives, and sales of financial instruments are also excluded from the scope.  Subsequent to issuance of the revenue recognition guidance, the FASB has issued several updates that deferred by one year the effective date for revenue recognition guidance; clarified its guidance for performing the principal-versus-agent analysis; clarified guidance for identifying performance obligations allowing entities to ignore immaterial promised goods and services in the context of a contract with a customer and other clarifying guidance and technical corrections.  Entities could elect to adopt the guidance either on a full or modified retrospective basis.  The standard was effective and the Company adopted this guidance on January 1, 2018, using the modified retrospective approach.  The Company inventoried and evaluated its contracts with customers for compliance with the standard. The Company did not identify material changes to the timing of revenue recognition and the adoption of this guidance did not have a material impact on its financial condition or results of operations. See Note 8 - Revenue Recognition for additional information regarding the implementation of this standard.

Additionally, the following ASUs were applicable to the Company January 1, 2018, but did not have a significant impact on the Company’s consolidated financial statements:

•	ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SEC Update);
•	ASU 2018-03,Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities;
•	ASU 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting;
•	ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business;
•	ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory;
•	ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments; and
•	ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities

Issued but Not Yet Adopted Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credits Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The ASU, more commonly referred to as Current Expected Credit Losses, or CECL, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques currently applied will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  In addition, the ASU amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration.  The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  Early application is permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company is not planning to early adopt this guidance.  The Company has begun the implementation process by engaging a third party consultant and forming a cross-functional working group comprised of individuals from various areas including credit, finance, risk management and information technology.  Three work streams have been created to complete balance sheet scoping, execute system implementation, and develop the expected credit loss models.  While the Company has not yet quantified the financial impact of adoption, the expectation is that application of this guidance will result in an increase in the allowance for loan losses given the change in methodology from covering losses inherent in the portfolio to covering losses over the remaining expected life of the portfolio, and the reclassification  of nonaccretable difference on purchased credit impaired loans to allowance (offset by an increase in the carrying value of the related loans). Application of the guidance is also expected to result in the establishment of an allowance for credit loss on held to maturity debt securities.  The amount of the increase in these allowances will be impacted by the portfolio composition and quality at the adoption date as well as economic conditions and forecasts at that time.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” that provides new lease accounting guidance. With the exception of short-term leases, lessees will be required to recognize a lease liability representing the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset representing the lessee’s right to use, or control the use of, a specified asset for the lease term.  Consequently, lessees will no longer be able to utilize leases a source of off-balance sheet financing.  Lessor accounting is largely unchanged under the new guidance, except for clarification of the definition of initial direct costs which may impact the timing of recognition of those costs. Public business entities are required to apply the amendments for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In the first quarter of 2018, the FASB issued a targeted improvement standard that allows an additional transition method to the new lease standard by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the financial statements in which the entity adopts the new lease requirements would continue to be in accordance with current GAAP (Topic 840), including disclosures. The Company plans to elect this transition method. The Company has begun its review of existing lease and service contracts that may include embedded leases. The Company also begun the process of upgrading its existing third-party leasing software that will be used for implementation, with a targeted completion date in the fourth quarter of 2018. The Company expects a gross-up of its Consolidated Balance Sheets as a result of recognizing lease liabilities and right of use assets; the extent of such is under evaluation.  The Company does not expect material changes to its consolidated results of operations as a result of the application of this guidance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning and protections of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended.  Important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are set forth in this Quarterly Report on Form 10-Q and in other reports or documents that we file from time to time with the SEC and include, but are not limited to, the following:

•	balance sheet and revenue growth expectations;
•

the provision for loans losses, management’s predictions about charge-offs of loans, including energy-related credits, the impact of changes in oil and gas prices on our energy portfolio, and the downstream impact on businesses that support the energy sector, especially in the Gulf Coast region;

•	the impact of the sale of Harrison Finance Company upon our performance and financial condition;
•

the impact of the FNBC and the pending Capital One transactions or future business combinations upon our performance and financial condition including our ability to successfully integrate the businesses;

•	deposit trends;
•	credit quality trends;
•	changes in interest rates and net interest margin trends;
•	future expense levels;
•	success of revenue-generating initiatives;
•	the effectiveness of derivative financial instruments and hedging activities to manage risks;
•	projected tax rates;
•	future profitability;
•	improvements in expense to revenue (efficiency) ratio;
•	purchase accounting impacts such as accretion levels;
•	potential cyber-security incidents;
•	possible repurchases of shares under stock buyback programs;
•	impact of tax reform legislation; and
•	financial impact of regulatory requirements.

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

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward looking statements. Additional factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017 and in other periodic reports that we file with the SEC.

OVERVIEW

Non-GAAP Financial Measures

Management’s Discussion and Analysis of Financial Condition and Results of Operations include non-GAAP measures used to describe our performance.  A reconciliation of those measures to GAAP measures are provided within the selected financial data section of this Item. The following is a summary of these non-GAAP measures and an explanation as to why they are deemed useful.

Consistent with Securities and Exchange Commission Industry Guide 3, we present net interest income, net interest margin and efficiency ratios on a fully taxable equivalent (“te”) basis. The te basis adjusts for the tax-favored status of net interest income from certain loans and investments using statutory federal tax rates of 21% and 35% for 2018 and 2017, respectively, to increase tax-exempt interest income to a taxable equivalent basis. We believe this measure to be the preferred industry measurement of net interest income, and it enhances comparability of net interest income arising from taxable and tax-exempt sources.

We present certain additional non-GAAP financial measures to assist the reader with a better understanding of the company’s performance period over period, as well as to provide investors with assistance in understanding the success management has experienced in executing its strategic initiatives. These non-GAAP measures may reference the concepts “core” or “operating.” We use the term “core” to describe a financial measure that excludes income or expense arising from accretion or amortization of fair value adjustments recorded as part of purchase accounting. We use the term “operating” to describe a financial measure that excludes income or expense considered to be nonoperating in nature. Items identified as nonoperating are those that, when excluded from a reported financial measure, provide management or the reader with a measure that may be more indicative of forward-looking trends in our business.

We define Core Net Interest Income as net interest income (te) excluding net purchase accounting accretion and amortization. We define Core Net Interest Margin as core net interest income expressed as a percentage of average earning assets. Management believes that core net interest income and core net interest margin provide investors with meaningful financial measures of the Company’s performance over time.

We define Operating Revenue as net interest income (te) and noninterest income less nonoperating revenue.  We define Operating Pre-Provision Net Revenue as operating revenue (te) less noninterest expense, excluding nonoperating items. Management believes that operating pre-provision net revenue is a useful financial measure because it enables investors and others to assess the Company’s ability to generate capital to cover credit losses through a credit cycle.

We define Operating Earnings as reported net income excluding nonoperating items net of income tax.  We define Operating Earnings per Share as operating earnings expressed as an amount available to each common shareholder on a diluted basis.

Acquisitions and Divestiture

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

In December 2017, we announced our entry into an agreement to acquire the bank-managed high net worth individual and institutional investment management and trust business from Capital One. The transaction is expected to close in early third quarter of 2018, subject to regulatory approvals and other customary conditions. The combination is expected to bring assets under administration and assets under management to approximately $26 billion and $10 billion, respectively, and produce combined annual revenue of $70 to $75 million. Additionally, it will provide opportunity to develop relationships for other private, wholesale and retail services.

On March 9, 2018, we sold our consumer finance subsidiary, Harrison Finance Company (“HFC”), due to a change in corporate strategy.  The subsidiary operated in 35 branches with 137 employees and had $95 million in loans as of December 31, 2017.  The transaction resulted in a loss on sale totaling $1.1 million.

Current Economic Environment

Most of our market area experienced a modest to moderate expansion in economic activity during the first quarter of 2018, according to the Federal Reserve’s Summary of Commentary on Current Economic Conditions (“Beige Book”).  Overall, the economic outlook remains positive, however there is some uncertainty on the impact of the new tariffs on trade. Energy related businesses operating mainly in our south Louisiana and Houston, Texas markets continued to expand.  U.S. land based drilling and completion activity was up, and outlook remains positive for 2018. However, competitive markets for labor and equipment may constrain further acceleration of activity.

The commercial real estate market continued to improve in most of our footprint, with growing demand for multifamily construction.  In the Houston market, apartment rent growth accelerated.  Commercial construction activity was flat to slightly up, with a continued improvement in general economic conditions.   Continued improvement is expected in the commercial real estate market in 2018.

The residential real estate market has a varied outlook, with new home construction improving, and overall home sales flat to slightly down, but rising moderately in our Houston market.   Residential real estate contacts signaled continued improvement in general economic conditions.  Builders report flat to slightly higher construction activity and an increase in home prices.  Construction activity is expected to be flat or increase slightly over the next three months.

Retail sales activity and consumer spending outlook was positive.  Auto sales gained traction in our Houston market but demand for vehicles weakened in our other markets.  The labor market remained tight and overall wage growth was modest.  Employment growth was steady, with challenges continuing in filling high demand and high growth sectors, particularly in the information technology, long-haul transportation, construction and medical fields.

Overall economic reports indicate that loan demand was strong, with growth in commercial real estate loans, but with demand for residential real estate loans and consumer loans flat to down.  Our new loan production in the first quarter 2018 was strong, however, payoffs were elevated, resulting in lower than expected loan growth.

Highlights of First Quarter 2018 Financial Results

Net income for the first quarter of 2018 was $72.5 million, or $.83 per diluted common share (EPS), compared to $55.4 million, or $.64 EPS in the fourth quarter of 2017 and $49.0 million, or $.57 EPS, in the first quarter of 2017. The first quarter of 2018 includes $7.0 million ($.07 per share after-tax impact) of nonoperating items related to the sale of the consumer finance subsidiary, the pending Capital One trust and asset management transaction, the brand consolidation project and a one-time all hands bonus.  The fourth quarter of 2017 included an estimated $19.5 million charge ($.22 per share) for the re-measurement of net deferred tax assets related to the Tax Act.  The first quarter of 2017 included $6.5 million of nonoperating costs related to the FNBC I transaction ($0.05 per share after-tax impact), partially offset by a $4.4 million nonoperating gain from the sale of selected Hancock Horizon funds ($0.03 per share after-tax impact).

Highlights of Our First Quarter 2018 Results (Compared to Fourth Quarter 2017):

•	Net income increased $17.0 million, or 31%; excluding the impact of the deferred tax asset re-measurement charge and nonoperating items, operating earnings increased $3.3 million, or 4%
•	Loans increased $88 million, or 2%, linked-quarter annualized; net increase includes a decline of $95 million related to the sale of the consumer finance subsidiary
•	Energy loans totaled $1.1 billion and comprised 5.5% of total loans; allowance for the energy portfolio totaled $62.6 million, or 5.9% of energy loans
•	Net interest margin (NIM) of 3.37%, down 11 bps; core NIM down 9 bps to 3.26%; impacted by tax reform, interest reversals on nonaccrual loans, and the sale of the consumer finance subsidiary
•	Operating expenses totaled $164.9 million, down 2% linked quarter
•	Efficiency ratio was 57.5% compared to 56.6% linked quarter; the change is mainly related to the impact of tax reform on the TE adjustment
•	Return on average assets improved 26 bps to 0.88%; excluding nonoperating items and the fourth quarter 2017 deferred tax asset re-measurement charge, operating ROA increased 7 bps to 1.17%
•	Tangible common equity ratio increased 7 bps to 7.80%

Results for first quarter of 2018 were solid, reflecting positive impacts from a lower provision for loan loss, lower operating expenses, and a lower income tax rate, partially offset by negative impacts of tax reform on our TE income, the loss on sale of our consumer finance business, typical first quarter seasonality and the impact of today’s rate environment on our capital ratios.

We intend to consolidate the Hancock and Whitney brands during the second quarter of 2018, pending shareholder approval, after which time the Company and Bank expect to operate as Hancock Whitney Corporation and Hancock Whitney Bank, respectively.  The brand consolidation is a natural progression of our business that allows the simplification of certain operations, while honoring the legacies of the iconic brands of Hancock and Whitney that have existed since the late 1800s.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) for the first quarter of 2018 was $209.6 million, a $7.4 million, or 3%, decrease from the fourth quarter of 2017. Over the same period, core net interest income decreased $6.2 million.  Net interest income (te) for the first quarter of 2018 increased $19.6 million, or 10%, compared to the first quarter of 2017, while core net interest income was up $17.4 million, or 9%. The linked quarter decrease is primarily attributable to a $4.2 million impact of tax reform on the TE adjustment resulting from the change in the statutory tax rate, approximately $3.3 million from two fewer accrual days, and $1.7 million reversal of interest on nonaccrual loans.

The net interest margin was 3.37% for the first quarter of 2018, down 11 bps from the fourth quarter of 2017.  The core net interest margin for the first quarter of 2018 was 3.26%, down 9 bps from the fourth quarter of 2017.  The net interest margin was down 8 bps related to the impact of the lower tax rate on the TE adjustment, 3 bps related to reversals of interest on nonaccrual loans and 2 bps related to the sale of the consumer finance company.  Excluding those items, the net interest margin would have been up 2 bps and the core net interest margin was up 4 bps.  The loan yield of 4.43% is down 3 bps compared to fourth quarter of 2017, which reflects negative impacts from the lower tax rate of 6 bps and sale of the consumer finance subsidiary of 3 bps.  The securities yield of 2.46% was down 4 bps compared to fourth quarter of 2017, which reflects a negative impact of 10 bps from tax reform. The cost of funds was up 8 bps to .58%, due in part to promotional pricing campaigns aimed at attracting and retaining deposits.

The net interest margin was flat to the first quarter of 2017 at 3.37%,  and the core net interest margin was down 3 bps, with comparability also affected by the 8 bps impact of tax reform, the FNBC transactions and rising interest rates.

The following tables detail the components of our net interest income and net interest margin.

	Three Months Ended

	March 31, 2018			December 31, 2017			March 31, 2017

(dollars in millions)	Average Balance	Interest	Rate	Average Balance	Interest	Rate	Average Balance	Interest	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$14,224.4	$150.9	4.30%	$14,096.1	$154.5	4.35%	$13,058.7	$130.4	4.04%
Residential mortgage loans	2,718.4	27.9	4.10	2,642.3	26.3	3.99	2,185.9	21.3	3.90
Consumer loans	2,085.7	29.0	5.64	2,101.1	29.8	5.63	2,058.5	26.6	5.24
Loan fees & late charges	—	0.5	—	—	0.6	—	—	(0.1)	—
Total loans (te) (a) (b)	19,028.5	208.3	4.43	18,839.5	211.2	4.46	17,303.1	178.2	4.16
Loans held for sale	32.2	0.2	2.75	22.2	0.2	3.28	21.3	0.2	4.08
US Treasury and government agency securities	148.4	0.8	2.21	144.5	0.8	2.21	116.3	0.6	2.04
Mortgage-backed securities and collateralized mortgage obligations	4,785.3	27.9	2.33	4,682.2	26.2	2.24	3,975.2	22.1	2.22
Municipals (te) (a)	960.1	7.6	3.18	971.1	9.3	3.82	942.1	9.0	3.84
Other securities	3.5	—	2.06	3.7	—	2.03	3.7	—	1.96
Total securities (te) (a) (c)	5,897.3	36.3	2.46	5,801.5	36.3	2.50	5,037.3	31.7	2.52
Total short-term investments	148.3	0.5	1.34	149.5	0.4	1.07	408.3	0.7	0.74
Total earning assets (te) (a)	$25,106.3	$245.3	3.95%	$24,812.7	$248.1	3.98%	$22,770.0	$210.8	3.74%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$8,043.2	$9.1	0.46%	$7,927.3	$8.3	0.42%	$6,897.7	$4.5	0.27%
Time deposits	2,979.0	9.7	1.32	2,936.4	8.7	1.17	2,340.0	5.1	0.89
Public funds	3,070.1	8.1	1.07	2,803.5	6.6	0.93	2,547.9	3.2	0.50
Total interest-bearing deposits	14,092.3	26.9	0.78	13,667.2	23.6	0.68	11,785.6	12.8	0.44
Short-term borrowings	1,823.1	5.4	1.17	1,763.2	4.1	0.92	2,127.3	2.9	0.56
Long-term debt	305.1	3.4	4.48	312.7	3.4	4.37	458.0	5.1	4.42
Total borrowings	2,128.2	8.8	1.66	2,075.9	7.5	1.45	2,585.3	8.0	1.24
Total interest-bearing liabilities	16,220.5	35.7	0.89%	15,743.1	31.1	0.79%	14,370.9	20.8	0.59%
Net interest-free funding sources	8,885.8			9,069.6			8,399.1
Total cost of funds	$25,106.3	$35.7	0.58%	$24,812.7	$31.1	0.50%	$22,770.0	$20.8	0.37%
Net interest spread (te) (a)		$209.6	3.05%		$217.0	3.19%		$190.0	3.15%
Net interest margin	$25,106.3	$209.6	3.37%	$24,812.7	$217.0	3.48%	$22,770.0	$190.0	3.37%

(a)	Taxable equivalent (te) amounts are calculated using the current statutory federal income tax rate.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities

Provision for Loan Losses

During the first quarter of 2018,  we recorded a provision for loan losses of $12.3 million, down $2.7 million from the fourth quarter of 2017 and down $3.7 million from the first quarter of 2017.

Net charge-offs totaled $12.2 million, which represents 0.26% of average total loans on an annualized basis in the first quarter of 2018, compared to $20.8 million, or 0.44% of average total loans in the fourth quarter of 2017.  Net charge-offs from energy credits in the first quarter of 2018 were $4.3 million and included gross charges of $7.6 million, and recoveries totaling $3.3 million.  There were $8.4 million in net charges-offs related to energy credits in the fourth quarter of 2017.

The provision for loan losses reflects a continued decline in the energy allowance, offset by an increase in nonenergy reserves.  The discussion of Allowance for Loan Losses and Asset Quality later in this Item provides additional information on changes in the allowance for loan losses and general credit quality.

Noninterest Income

Noninterest income totaled $66.3 million for the first quarter of 2018, down $3.4 million, or 5%, from the fourth quarter of 2017 and up $2.8 million, or 4%, compared to the first quarter of 2017.  Excluding nonoperating items, noninterest income totaled $67.4 million for the first quarter of 2018, down $2.3 million, or 3%, from the fourth quarter of 2017 and up $8.3 million, or 14%, from the first quarter of 2017.  The decrease was largely driven by a decline in gain on sales of assets as the fourth quarter of 2017 included a $2.9 million gain from a bulk sale of loans, and a decline in service charges on deposits, partially offset by increases in most other revenue sources.  The increase compared to the first quarter of 2017 was largely driven by higher service charges on deposit accounts, bank card and ATM fees and income from derivatives

Included in the first quarter of 2018 is a loss on the sale of the finance company of $1.1 million and included in the first quarter of 2017 is a $4.4 million gain related to the sale of selected Hancock Horizon funds, both considered to be nonoperating items.

The components of noninterest income are presented in the following table for the indicated periods.

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2018	2017	2017
Service charges on deposit accounts	$21,448	$22,455	$19,206
Trust fees	11,335	11,079	11,211
Bank card and ATM fees	14,458	14,234	12,468
Investment and annuity fees and insurance commissions	6,125	5,802	5,264
Secondary mortgage market operations	3,401	3,244	3,567
Amortization of FDIC loss share receivable	—	—	(1,100)
Income from bank-owned life insurance	3,070	2,841	2,652
Credit related fees	2,722	2,843	2,878
Income from derivatives	1,523	1,385	465
Gain (loss) on sales of assets	(62)	3,013	(227)
Other miscellaneous	3,377	2,792	2,755
Total noninterest operating income	$67,397	$69,688	$59,139
Nonoperating income items	(1,145)	—	4,352
Total noninterest income	$66,252	$69,688	$63,491

Service charges on deposits totaled $21.4 million for the first quarter of 2018, down $1.0 million, or 4%, from the fourth quarter of 2017 and up $2.2 million, or 12%, from the first quarter of 2017. The decrease from the prior quarter was due to a seasonal increase in customer balances in the fourth quarter 2017, and the increase over the first quarter of 2017 was primarily due to an increase in consumer overdraft fees and new sustained overdraft fees, along with the larger deposit base following the FNBC transactions.

Bank card and ATM fees totaled $14.5 million for the first quarter of 2018, up $0.2 million, or 2%, from the fourth quarter of 2017, due mostly to activity in the merchant business. Compared to the first quarter of 2017, bank card and ATM fees were up $2.0 million, or 16%, due to increased activity.

Fee income from secondary mortgage market operations was up $0.2 million, or 5%, from fourth quarter of 2017 with a slightly higher sales activity, and down $0.2 million, or 5%, from the first quarter of 2017.

Trust fees increased $0.3 million, or 2%, linked quarter, due in part to higher market values of assets managed.  For the first quarter of 2018, trust fees increased $0.1 million, or 1%, compared to the first quarter of 2017.

Investment and annuity fees and insurance commisisons increased $0.3 million, or 6%, compared to fourth quarter 2017 and increased $0.9 million, or 16%, compared to first quarter 2017.  The increases are mainly due to higher sales volumes in annuities, mutual funds and bond trading.

Income from bank-owned life insurance increased $0.2 million, or 8%, compared to the fourth quarter of 2017, and increased $0.4 million, or 16%, compared to the first quarter of 2017.  The increase over the first quarter of 2017 is due to an additional policy investment of $50 million made in the second quarter of 2017.

Income on our customer interest rate derivative program resulted in a $1.5 million net gain for the first quarter of 2018 compared to net gains of $1.4 million in the fourth quarter of 2017 and $0.5 million for the first quarter of 2017.  This income can be volatile and is dependent upon both customer sales activity as well as market value adjustments due to interest rate movement.

Gain (loss) on sales of assets was down $3.1 million from the fourth quarter of 2017 and up $0.2 million from the first quarter of 2017. The fourth and first quarters of 2017 included the previously mentioned $2.9 million gain on the sale of loans and $4.4 million gain on the sale of selected Hancock Horizon funds, respectively.

Noninterest Expense

Noninterest expense for the first quarter of 2018 was $170.8 million, up $2.7 million, or 2%, from the fourth quarter of 2017, and up $7.2 million, or 4%, from the first quarter of 2017.  Excluding nonoperating expense items, total operating expense for the first quarter of 2018 totaled $164.9 million, a decrease of $3.1 million, or 2%, linked quarter and up $7.9 million, or 5%, from the first quarter of 2017.

Nonoperating expenses in the first quarter of 2018 included costs associated with a one-time all hands bonus, the brand consolidation project, the sale of the consumer finance company and the pending acquisition of Capital One’s trust and asset management business. There were no nonoperating expenses in the fourth quarter of 2017.  The nonoperating expenses in the first quarter of 2017 related to the FNBC I transaction.  The components of noninterest expense and nonoperating expense are presented in the following tables for the indicated periods.

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2018	2017	2017
Operating expense
Compensation expense	$76,743	$82,610	$73,005
Employee benefits	19,623	16,948	19,067
Personnel expense	96,366	99,558	92,072
Net occupancy expense	10,943	11,585	10,762
Equipment expense	3,493	3,383	3,708
Data processing expense	16,368	17,392	15,395
Professional services expense	7,847	8,544	6,649
Amortization of intangibles	5,618	5,885	4,705
Telecommunications and postage	3,850	3,605	3,467
Deposit insurance and regulatory fees	7,948	8,271	6,490
Other real estate (income) expense, net	210	(340)	(13)
Advertising	2,341	3,060	2,947
Corporate value and franchise taxes	3,440	2,855	3,036
Printing and supplies	1,031	1,210	1,174
Travel expense	1,064	1,408	1,044
Entertainment and contributions	2,509	2,173	1,767
Tax credit investment amortization	874	1,213	1,212
Other Retirement expense	(4,463)	(4,399)	(3,060)
Other miscellaneous	5,499	2,660	5,724
Total operating expense	$164,938	$168,063	$157,079
Nonoperating expense items	5,853	—	6,463
Total noninterest expense	$170,791	$168,063	$163,542

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2018	2017	2017
Nonoperating expense
Personnel expense	$3,608	$—	$107
Net occupancy and equipment expense	120	—	1
Professional services expense	1,408	—	4,627
Advertising	185	—	130
Printing and supplies	255	—	4
Other expense	277	—	1,594
Total nonoperating expenses	$5,853	$—	$6,463

The following discussion of the components of operating expense excludes nonoperating items for each period.

Personnel expense totaled $96.4 million for the first quarter of 2018, down $3.2 million, or 3%, from the previous quarter due to a decrease in incentive and bonus expense, partially offset by seasonal increase in benefit costs. Year over year, personnel expense was up $4.3 million, or 5%, primarily due to merit increases.

Occupancy and equipment expenses totaled $14.4 million in the first quarter of 2018, down $0.5 million, or 4%, from the fourth quarter of 2017 and flat to the first quarter of 2017.

ORE expense for the first quarter of 2018 was $0.2 million compared to small net gains on ORE dispositions of $0.3 million in the linked quarter and small gain in the first quarter of 2017.  Management believes the current quarter reflects a more typical level of ORE expense.

All other expenses, excluding amortization of intangibles and nonoperating expense items, totaled $48.3 million for the first quarter of 2018, up $0.3 million, or 1%, from the fourth quarter of 2017, and up $2.5 million, or 5%, from the first quarter of 2017.  The increases from the first quarter of 2017 include professional services, regulatory fees, data processing and entertainment, partially offset with decreases in other retirement expense and advertising.

Income Taxes

The effective income tax rate for the first quarter of 2018 was approximately 18.5%, compared to 20.8% in the fourth quarter of 2017 (exclusive of the $19.5 million of income tax expense resulting from re-measurement of the deferred tax asset) and 25.3% in the first quarter of 2017. The decrease in the effective tax rate was primarily due to the enactment of the Tax Cuts and Jobs Act (“Tax Act”) on December 22, 2017.  The Tax Act significantly revised U.S. corporate income tax laws by, among other things, lowering the statutory corporate federal income tax rate from 35% to 21%, eliminating or reducing the deductibility of certain meals and entertainment expenses, limiting the deduction of FDIC insurance premiums as well as modifying the deductibility of executive compensation through the elimination of the performance-based compensation exception and changes to the definition of a covered employee.

As a result of the reduced tax rate, we re-measured our deferred tax assets and liabilities during the fourth quarter of 2017 resulting in incremental income tax expense of $19.5 million.  The re-measurement charge was comprised of $25.3 million related to certain items included in AOCI and a provisional income tax benefit of $5.8 million related to items included in continuing operations.  Pursuant to the SEC’s Staff Accounting Bulletin No. 118, entities have a measurement period not to exceed one year from the enactment date of the Tax Act to record provisional amounts related to the impact of the Tax Act.  As of March 31, 2018, no adjustment has been made to the initial provisional benefit recorded.  We are still in the process of collecting information, finalizing calculations and awaiting additional guidance from the IRS or other regulatory agencies.  Any such adjustments could materially impact income tax expense in the period in which the adjustments are made.

Our effective tax rate historically varies from the federal statutory rate primarily because of tax-exempt income and tax credits.  Interest income on bonds issued by or loans to state and municipal governments and authorities, and earnings from the BOLI program are the major components of tax-exempt income.  The main source of tax credits has been investments in tax-advantaged securities and tax credit projects.  These investments are made primarily in the markets the Company serves and are directed at tax credits issued under the Qualified Zone Academy Bonds (“QZAB”), Qualified School Construction Bonds (“QSCB”) and Federal and State New Market Tax Credit (“NMTC”) programs. The investments generate tax credits, which reduce current and future taxes and are recognized when earned as a benefit in the provision for income taxes.  The Tax Act repealed the provision related to tax credit bonds effective for bonds issued after December 31, 2017.  As such, these bonds are no longer viable alternatives for lowering our effective tax rate.

We have invested in NMTC projects through investments in our Community Development Entity (“CDE”), as well as other unrelated CDEs.  These investments are expected to generate approximately $104 million in federal and state tax credits.  Federal tax credits from NMTC investments are recognized over a seven-year period, while recognition of the benefits from state tax credits varies from three to five years.

We intend to continue making investments in tax credit projects.  However, our ability to access new credits will depend upon, among other factors, federal and state tax policies and the level of competition for such credits.  Based on tax credit investments that have been made to date, we expect to realize benefits from federal and state tax credits totaling $6.1 million, $3.6 million and $1.6 million for 2019, 2020 and 2021, respectively. In February 2018, the U.S. Department of Treasury announced the 2017 New Market Tax Credit allocation.  We were awarded a New Market Tax Credit allocation that will allow us to invest $50 million in tax credit projects and receive a total of $19.5 million in tax credits to be recognized over a seven-year period.

The following table reconciles reported income tax expense to that computed at the statutory federal tax rate for the indicated periods.

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2018	2017	2017
Taxes computed at statutory rate	$18,663	$33,140	$22,977
Tax credits:
QZAB/QSCB	(759)	(642)	(642)
NMTC - Federal and State	(1,379)	(1,679)	(1,679)
LIHTC and other credits	—	(88)	—
Total tax credits	(2,138)	(2,409)	(2,321)
State income taxes, net of federal income tax benefit	2,044	1,594	843
Tax-exempt interest	(2,786)	(4,849)	(4,673)
Life insurance contracts	(930)	(2,119)	(947)
Employee share-based compensation	(140)	(3,821)	(434)
Impact of deferred tax asset re-measurment	—	19,520	—
Impact from interim estimated effective tax rate	356	(2,230)	1,880
FDIC Assessment Disallowance	747	—	—
Other, net	581	411	(690)
Income tax expense	$16,397	$39,237	$16,635

Selected Financial Data

The following tables contain selected financial data as of the dates and for the periods indicated.

	Three Months Ended
	March 31,	December 31,	March 31,
	2018	2017	2017
Common Share Data
Earnings per share:
Basic	$0.83	$0.64	$0.57
Diluted	$0.83	$0.64	$0.57
Cash dividends paid	$0.24	$0.24	$0.24
Book value per share (period-end)	$33.96	$33.86	$32.70
Tangible book value per share (period-end)	$24.22	$24.05	$23.19
Weighted average number of shares (000s):
Basic	85,241	85,044	84,365
Diluted	85,423	85,303	84,624
Period-end number of shares (000s)	85,285	85,200	84,517
Market data:
High sales price	$56.40	$53.35	$49.50
Low sales price	$49.48	$46.18	$41.71
Period-end closing price	$51.70	$49.50	$45.55
Trading volume (000s) (a)	35,459	29,308	45,119

(a)	Trading volume is based on the total volume as determined by NASDAQ on the last day of the quarter.

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2018	2017	2017
Income Statement:
Interest income	$241,395	$239,173	$202,515
Interest income (te) (a)	245,358	248,122	210,813
Interest expense	35,731	31,126	20,824
Net interest income (te) (a)	209,627	216,996	189,989
Provision for loan losses	12,253	14,986	15,991
Noninterest income	66,252	69,688	63,491
Noninterest expense (excluding amortization of intangibles)	165,173	162,178	158,837
Amortization of intangibles	5,618	5,885	4,705
Income before income taxes	88,872	94,686	65,649
Income tax expense	16,397	39,237	16,635
Net income	$72,475	$55,449	$49,014

Earnings excluding nonoperating items
Net income	$72,475	$55,449	$49,014
Nonoperating income	1,145	—	(4,352)
Nonoperating expense	5,853	—	6,463
Income tax benefit	(1,216)	—	(739)
Income tax resulting from re-measurement of deferred tax asset	—	19,520	—
Nonoperating items, net of applicable income tax benefit	5,782	19,520	1,372
Operating earnings	78,257	74,969	50,386

	Three Months ended
	March 31,	December 31,	March 31,
	2018	2017	2017
Performance Ratios
Return on average assets	1.08%	0.82%	0.80%
Return on average common equity	10.23%	7.67%	7.27%
Return on average tangible common equity	14.41%	10.81%	9.92%
Earning asset yield (te) (a)	3.95%	3.98%	3.74%
Total cost of funds	0.58%	0.50%	0.37%
Net interest margin (te) (a)	3.37%	3.48%	3.37%
Noninterest income to total revenue (te) (a)	24.01%	24.31%	25.05%
Average loan/deposit ratio	86.32%	86.57%	89.90%
FTE employees (period-end)	3,775	3,887	3,819
Capital Ratios
Common stockholders' equity to total assets	10.61%	10.55%	10.84%
Tangible common equity ratio (b)	7.80%	7.73%	7.94%

Select performance measures excluding nonoperating items
Operating earnings per share - diluted (d)	$0.90	$0.86	$0.58
Return on average assets - operating	1.17%	1.10%	0.83%
Return on average common equity - operating	11.05%	10.37%	7.48%
Return on average tangible common equity - operating	15.56%	14.62%	10.20%
Efficiency ratio (c)	57.51%	56.57%	61.16%
Noninterest income as a percent of total revenue (te) - operating	24.33%	24.31%	23.74%

(a)	Taxable equivalent (te) amounts are calculated using the applicable statutory federal income tax rate.
(b)	The tangible common equity ratio is common stockholders’ equity less intangible assets divided by total assets less intangible assets.
(c)	The efficiency ratio is noninterest expense to total net interest (te) and noninterest income, excluding amortization of purchased intangibles and nonoperating items.
(d)	See Reconciliation of Non-GAAP Measures “Operating earnings per share – diluted” for the reconciliation of this non-GAAP measure.

	Three Months Ended
	March 31,	December 31,	March 31,
($ in thousands)	2018	2017	2017
Asset Quality Information
Nonaccrual loans (a)	$275,179	$252,800	$262,649
Restructured loans - still accruing	166,520	120,493	47,267
Total nonperforming loans	441,699	373,293	309,916
Other real estate (ORE) and foreclosed assets	26,630	27,542	17,156
Total nonperforming assets	$468,329	$400,835	$327,072
Accruing loans 90 days past due (a)	$12,724	$27,766	$590
Net charge-offs	12,200	20,800	30,029
Allowance for loan losses	210,713	217,308	213,550
Provision for loan losses	12,253	14,986	15,991
Ratios:
Nonperforming assets to loans, ORE and foreclosed assets	2.45%	2.11%	1.79%
Accruing loans 90 days past due to loans	0.07%	0.15%	0.00%
Nonperforming assets + accruing loans 90 days past due to loans, ORE and foreclosed assets	2.52%	2.25%	1.80%
Net charge-offs to average loans	0.26%	0.44%	0.70%
Allowance for loan losses to period-end loans	1.10%	1.14%	1.17%
Allowance for loan losses to nonperforming loans + accruing loans 90 days past due	46.37%	54.18%	68.77%

(a)

Nonaccrual loans and accruing loans past due 90 days or more do not include purchased credit impaired loans with an accretable yield. Included in nonaccrual loans are $118.0 million, $99.2 million, and $112.6 million in restructured loans at March 31, 2018, December 31, 2017, and March 31, 2017, respectively.

	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands)	2018	2017	2017	2017	2017
Period-End Balance Sheet
Total loans, net of unearned income (a)	$19,092,504	$19,004,163	$18,786,285	$18,473,841	$18,204,868
Loans held for sale	21,827	39,865	23,236	26,787	20,883
Securities	5,930,076	5,888,380	5,624,552	5,668,836	5,001,273
Short-term investments	61,541	92,384	111,725	126,428	51,273
Earning assets	25,105,948	25,024,792	24,545,798	24,295,892	23,278,297
Allowance for loan losses	(210,713)	(217,308)	(223,122)	(221,865)	(213,550)
Goodwill	745,523	745,523	739,403	740,265	716,761
Other intangible assets, net	85,021	90,640	96,525	101,694	86,952
Other assets	1,571,558	1,692,439	1,658,151	1,714,583	1,616,566
Total assets	$27,297,337	$27,336,086	$26,816,755	$26,630,569	$25,485,026
Noninterest-bearing deposits	$8,230,060	$8,307,497	$7,896,384	$7,887,867	$7,722,279
Interest-bearing transaction and savings deposits	8,058,793	8,181,554	7,893,546	8,402,133	7,162,760
Interest-bearing public funds deposits	3,108,008	3,040,318	2,762,048	2,537,030	2,595,263
Time deposits	3,088,861	2,723,833	2,981,881	2,615,785	2,441,718
Total interest-bearing deposits	14,255,662	13,945,705	13,637,475	13,554,948	12,199,741
Total deposits	22,485,722	22,253,202	21,533,859	21,442,815	19,922,020
Short-term borrowings	1,452,097	1,703,890	1,737,151	1,810,907	2,121,932
Long-term debt	300,443	305,513	331,179	407,876	525,082
Other liabilities	163,037	188,532	351,291	155,009	152,370
Stockholders' equity	2,896,038	2,884,949	2,863,275	2,813,962	2,763,622
Total liabilities & stockholders' equity	$27,297,337	$27,336,086	$26,816,755	$26,630,569	$25,485,026

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2018	2017	2017
Average Balance Sheet
Total loans, net of unearned income (a)	$19,028,490	$18,839,537	$17,303,044
Loans held for sale	32,194	22,231	21,328
Securities (b)	5,897,290	5,801,451	5,037,286
Short-term investments	148,309	149,457	408,343
Earning assets	25,106,283	24,812,676	22,770,001
Allowance for loan losses	(216,796)	(225,769)	(226,503)
Goodwill and other intangible assets	833,269	833,162	729,766
Other assets	1,514,321	1,553,438	1,483,242
Total assets	$27,237,077	$26,973,507	$24,756,506
Noninterest-bearing deposits	$7,951,121	$8,095,563	$7,462,258
Interest-bearing transaction and savings deposits	8,043,176	7,927,250	6,897,660
Interest-bearing public fund deposits	3,070,079	2,803,547	2,547,874
Time deposits	2,979,043	2,936,397	2,340,066
Total interest-bearing deposits	14,092,298	13,667,194	11,785,600
Total deposits	22,043,419	21,762,757	19,247,858
Short-term borrowings	1,823,033	1,763,189	2,127,256
Long-term debt	305,117	312,719	458,050
Other liabilities	192,695	267,367	190,253
Stockholders' equity	2,872,813	2,867,475	2,733,089
Total liabilities & stockholders' equity	$27,237,077	$26,973,507	$24,756,506

(a)	Includes nonaccrual loans.
(b)	Average securities do not include unrealized holding gains/losses on available for sale securities.

Reconciliation of Non-GAAP Measures

Reported to core net interest income (te) and core net interest margin

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
($ in thousands)	2018	2017	2017	2017	2017
Net interest income	$205,664	$208,047	$202,857	$199,717	$181,691
Tax-equivalent adjustment (te)(a)	3,963	8,949	8,579	8,564	8,298
Net interest income (te)	$209,627	$216,996	$211,436	$208,281	$189,989
Purchase accounting adjustments
Loan discount accretion (b)	7,108	8,280	7,711	8,801	5,017
Bond premium amortization (c)	(315)	(320)	(364)	(398)	(454)
Total net purchase accounting adjustments (d)	6,793	7,960	7,347	8,403	4,563
Net interest income (te) - core	$202,834	$209,036	$204,089	$199,878	$185,426
Average earning assets	$25,106,283	$24,812,676	$24,487,426	$24,338,130	$22,770,001
Net interest margin - reported	3.37%	3.48%	3.44%	3.43%	3.37%
Net purchase accounting adjustments	0.11%	0.13%	0.12%	0.14%	0.08%
Net interest margin - core	3.26%	3.35%	3.32%	3.29%	3.29%

Operating revenue (te) and operating pre-provision net revenue (te)

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands)	2018	2017	2017	2017	2017
Net interest income	$205,664	$208,047	$202,857	$199,717	$181,691
Noninterest income	66,252	69,688	67,115	67,487	63,491
Total revenue	$271,916	$277,735	$269,972	$267,204	$245,182
Tax-equivalent adjustment (a)	3,963	8,949	8,579	8,564	8,298
Nonoperating revenue	1,145	—	—	—	(4,352)
Operating revenue (te)	$277,024	$286,684	$278,551	$275,768	$249,128
Noninterest expense	(170,791)	(168,063)	(177,616)	(183,470)	(163,542)
Nonoperating expense	5,853	—	11,393	10,617	6,463
Operating pre-prevision net revenue (te)	$112,086	$118,621	$112,328	$102,915	$92,049

Operating earnings per share - diluted

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands)	2018	2017	2017	2017	2017
Net income	$72,475	$55,449	$58,902	$52,267	$49,014
Net income allocated to participating securities	(1,366)	(1,104)	(1,244)	(1,166)	(1,156)
Net income available to common shareholders	71,109	54,345	$57,658	$51,101	47,858
Nonoperating items, net of applicable income tax	5,782	19,520	7,405	6,902	1,372
Nonoperating items allocated to participating securities	(109)	(390)	(156)	(154)	(32)
Operating earnings available to common shareholders	$76,782	$73,475	64,907	57,849	$49,198
Weighted average common shares - diluted	85,423	85,303	84,980	84,867	84,624
Earnings per share -diluted	$0.83	$0.64	$0.68	$0.60	$0.57
Operating earnings per share - diluted	$0.90	$0.86	$0.76	$0.68	$0.58

(a)	Taxable equivalent (te) amounts are calculated using the applicable federal income tax rate.
(b)	Includes net loan discount accretion arising from business combinations.
(c)	Includes net investment premium amortization arising from business combinations.
(d)	Includes net loan discount accretion and net investment premium amortization as defined in (b) and (c) and amortization of the FDIC loss share receivable related to an FDIC assisted transaction.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, as well as maturities and repayments of investment securities.  Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements.  Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window.  As shown in the table below, our ratio of free securities to total securities was 43.35% at March 31, 2018, compared to 44.15% at December 31, 2017 and 20.29% at March 31, 2017.  The total of pledged securities at March 31, 2018 was $3.4 billion, up $76 million from December 31, 2017. Total securities at March 31, 2018 were $0.9 billion higher than at March 31, 2017.

	March 31,	December 31,	September 30,	June 30,	March 31,
Liquidity Metrics	2018	2017	2017	2017	2017
Free securities / total securities	43.35%	44.15%	36.61%	33.57%	20.29%
Core deposits / total deposits	90.84%	93.03%	91.70%	93.05%	92.93%
Wholesale funds / core deposits	8.58%	9.71%	10.47%	11.12%	14.30%
Quarter-to-date average loans /quarter-to-date average deposits	86.32%	86.57%	87.08%	87.76%	89.90%

The liability portion of the balance sheet provides liquidity mainly through the Company’s ability to use cash sourced from various customers’ interest-bearing and noninterest-bearing deposit and sweep accounts.  Core deposits consist of total deposits excluding certificates of deposit (“CDs”) of $250,000 or more and brokered deposits. The ratio of core deposits to total deposits was 90.84% at March 31, 2018, compared to 93.03% at December 31, 2017 and 92.93% at March 31, 2017. Core deposits totaled $20.4 billion at March 31, 2018, a decrease of $0.3 billion from December 31, 2017, and up $1.9 billion from March 31, 2017. The increase from March 31, 2017 was primarily due to the FNBC II transaction. Brokered deposits totaled $1.2 billion as of March 31, 2018, a $0.4 billion increase compared to December 31, 2017 and March 31, 2017. The use of brokered deposits as a funding source is subject to strict parameters regarding the amount, term and interest rate.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At March 31, 2018, the Bank had borrowings of approximately $1.0 billion and had approximately $3.5 billion available under this line. The Bank also has unused borrowing capacity at the Federal Reserve’s discount window of approximately $2.2 billion; there were no outstanding borrowings with the Federal Reserve at any date during the twelve months ended March 31, 2018.

Wholesale funds, which are comprised of short-term borrowings and long-term debt, were 8.58% of core deposits at March 31, 2018, compared to 9.71% at December 31, 2017 and 14.30% at March 31, 2017.  The linked quarter decrease primarily related to a $0.3 million decrease in both wholesale funds and core deposits. The year over year decrease was primarily due to a decrease in FHLB borrowings.  Management has established an internal target for wholesale funds to be less than 25% of core deposits.

Another key measure the Company uses to monitor its liquidity position is the loan-to-deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding).  The loan-to-deposit ratio measures the amount of funds the Company lends out for each dollar of deposits on hand.  Our loan-to-deposit ratio for the first quarter of 2018 was 86.32%, compared to 86.57%  at December 31, 2017 and 89.90% at March 31, 2017.   Management has established a target range for its loan-to-deposit ratio of 83% to 87%.

Cash generated from operations is another important source of funds to meet liquidity needs.  The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the three months ended March 31, 2018 and 2017.

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

CAPITAL RESOURCES

Stockholders’ equity totaled $2.9 billion at March 31, 2018, up $11 million, or less than 1% from December 31, 2017 and up $132 million, or 5%, from March 31, 2017.  The tangible common equity ratio was 7.80% at March 31, 2018, compared to 7.73% at December 31, 2017 and 7.94% at March 31, 2017. The increase in the ratio from prior quarter is due to net tangible earnings, partially offset by the change in accumulated other comprehensive loss.  The decrease from March 31, 2017 was primarily related to the increase in tangible assets and the increase in goodwill and core deposits related to the FNBC transactions, and the change in accumulated other comprehensive loss, partially offset by net tangible earnings.  The Company has established an internal target for the tangible common equity ratio of at least 8.00%. However, management will allow the Company’s tangible common equity ratio to drop below 8.00% on a temporary basis if it believes that the shortfall can be replenished through normal operations.

The regulatory capital ratios of the Company and the Bank as of March 31, 2018 continued to improve and remain well in excess of current regulatory minimum requirements. The Company and the Bank have been categorized as “well-capitalized” in the most recent notices received from our regulators. Both entities currently exceed all capital requirements of the Basel III requirements, including the fully phased-in conservation buffer.  See the Supervision and Regulation section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion of the Company’s capital requirements.

The following table shows the regulatory capital ratios for the Company and the Bank as calculated under current rules for the indicated periods.

	Well-	March 31,	December 31,	September 30,	June 30,	March 31,
	Capitalized	2018	2017	2017	2017	2017
Total capital (to risk weighted assets)
Hancock Holding Company	10.00%	12.00%	11.90%	11.84%	11.76%	11.91%
Whitney Bank	10.00%	11.60%	11.55%	11.35%	11.33%	11.52%
Tier 1 common equity capital (to risk weighted assets)
Hancock Holding Company	6.50%	10.35%	10.21%	10.10%	10.01%	10.16%
Whitney Bank	6.50%	10.63%	10.54%	10.31%	10.28%	10.49%
Tier 1 capital (to risk weighted assets)
Hancock Holding Company	8.00%	10.35%	10.21%	10.10%	10.01%	10.16%
Whitney Bank	8.00%	10.63%	10.54%	10.31%	10.28%	10.49%
Tier 1 leverage capital
Hancock Holding Company	5.00%	8.51%	8.43%	8.34%	8.21%	8.79%
Whitney Bank	5.00%	8.75%	8.72%	8.53%	8.44%	9.09%

Regulatory definitions:

(1)	Tier 1 common equity capital generally includes common equity and retained earnings, reduced by goodwill and other disallowed intangibles, disallowed deferred tax assets and certain other assets.
(2)	Tier 1 capital consists of Tier 1 common equity capital plus non-controlling interest in equity of consolidated subsidiaries and a limited amount of qualifying perpetual preferred stock.
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

BALANCE SHEET ANALYSIS

Securities

Investments in securities totaled $5.9  billion at March 31, 2018, up $41.7 million, or less than 1%, from December 31, 2017, and up $928.8 million from March 31, 2017.  At March 31, 2018, securities available for sale totaled $2.9 billion and securities held to maturity totaled $3.0 billion.

The securities portfolio consists mainly of residential and commercial mortgage-backed securities and collateralized mortgage obligations issued or guaranteed by U.S. government agencies. The portfolio is designed to enhance liquidity while providing an acceptable rate of return.  The Company invests only in high quality investment grade securities with a targeted effective duration for the overall portfolio of between two and five years.  The effective duration calculates the price sensitivity to changes in interest rates.  At March 31, 2018, the average maturity of the portfolio was 6.15 years with an effective duration of 4.87 years and a nominal weighted-average yield of 2.47%. Management simulations indicate that the effective duration would increase to 4.81 years with a 100 bps increase in the yield curve and to 4.89 years with a 200 bps increase.  At December 31, 2017, the average maturity of the portfolio was 5.78 years with an effective duration of 4.74 years and a nominal weighted-average yield of 2.41%.  The average maturity of the portfolio at March 31, 2017 was 5.80 years, while the duration was 5.0 years, and the nominal weighted average yield was 2.35%.

Loans

Total loans at March 31, 2018 were $19.1 billion, up approximately $88 million, from December 31, 2017,  with growth in commercial loans, including healthcare and equipment finance, as well as mortgage and indirect lines of business.  Growth in loans is net of a $95 million decrease related to the sale of the consumer finance company during the first quarter of 2018. Loans to energy related companies remained relatively flat during first quarter of 2018.

The following table shows the composition of our loan portfolio:

	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands)	2018	2017	2017	2017	2017
Total loans:
Commercial non-real estate	$8,336,222	$8,297,937	$8,129,429	$8,093,104	$8,074,287
Commercial real estate - owner occupied	2,185,543	2,142,439	2,076,014	2,078,332	2,047,451
Total commercial and industrial	10,521,765	10,440,376	10,205,443	10,171,436	10,121,738
Commercial real estate - income producing	2,394,862	2,384,599	2,511,808	2,401,673	2,505,104
Construction and land development	1,413,878	1,373,421	1,373,048	1,313,522	1,252,667
Residential mortgages	2,732,821	2,690,472	2,596,692	2,493,923	2,266,263
Consumer	2,029,178	2,115,295	2,099,294	2,093,287	2,059,096
Total loans	$19,092,504	$19,004,163	$18,786,285	$18,473,841	$18,204,868

Our commercial customer base is diversified over a range of industries, including energy, healthcare, wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, financial and professional services, and agricultural production.

The following tables provide detail of the more significant industry concentrations for our commercial and industrial loan portfolio, which is based on NAICS codes, and property type concentrations of our commercial real estate – income producing portfolio.

	March 31,		December 31,		September 30,		June 30,		March 31,
	2018		2017		2017		2017		2017
		Pct of		Pct of		Pct of		Pct of		Pct of
($ in thousands)	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial & industrial loans:
Health Care and Social Assistance	$1,159,214	11%	$1,118,288	11%	$1,023,939	10%	$1,084,644	11%	$1,076,164	11%
Real Estate and Rental and Leasing	1,154,304	11	1,122,389	11	1,134,451	12	1,116,117	11	1,119,937	11
Mining, Quarrying, and Oil and Gas Extraction (a)	972,580	9	992,179	10	1,074,822	11	1,131,279	11	1,211,006	12
Retail Trade (a)	869,662	8	757,998	7	761,418	7	774,414	8	755,059	8
Public Administration	857,736	8	840,773	8	832,638	8	848,543	8	839,005	8
Manufacturing (a)	795,014	8	745,744	7	726,339	7	769,161	8	769,118	8
Transportation and Warehousing (a)	651,869	6	609,011	6	563,263	6	569,923	6	556,468	5
Construction	626,013	6	619,956	6	564,444	6	521,926	5	519,663	5
Wholesale Trade (a)	536,791	5	578,037	6	513,086	5	492,910	5	490,569	5
Educational Services	440,272	4	462,595	4	438,247	4	434,955	4	428,248	4
Finance and Insurance	437,547	4	501,157	5	559,092	5	503,551	5	478,473	5
Professional, Scientific, and Technical Services (a)	433,169	4	429,637	4	356,560	3	371,055	4	362,610	4
Other Services (except Public Administration)	371,913	4	356,787	3	349,711	3	348,080	3	342,155	3
Accommodation and Food Services	357,693	3	324,619	3	340,551	3	305,421	3	338,241	3
Other (a)	857,988	9	981,206	9	966,882	10	899,457	8	835,022	8
Total commercial & industrial loans	$10,521,765	100%	$10,440,376	100%	$10,205,443	100%	$10,171,436	100%	$10,121,738	100%

(a) The Company's energy related lending portfolio includes certain balances within each of these selected industry categories as the definition is based on the borrower’s source of revenue.  The energy related lending portfolio totaled approximately $1.1 billion at March 31, 2018, December 31, 2017 and September 30, 2017, $1.2 billion at June 30, 2017, and $1.3 billion at March 31, 2017.

At March 31, 2018, commercial and industrial (“C&I”) loans, including both non-real estate and owner occupied real estate secured loans, totaled approximately $10.5 billion, an increase of $81.4 million, or 1%, from December 31, 2017.  Included in C&I are $1.1 billion in energy related loans, which are comprised of credits to both the exploration and production segment and the support services segment.  Energy related loans comprised 5.5% of total loans at March 31, 2018, down from 12.4% in fourth quarter of 2014, the beginning of the downturn in the energy cycle.  Payoffs and paydowns of approximately $76 million and charge-offs of approximately $7.6 million were partially offset by approximately $85 million in draws on existing lines of credit.  Management has a strategic target to reduce the concentration of energy loans to total loans to 5%.

The Bank lends mainly to middle market and smaller commercial entities, although it participates in larger shared credit loan facilities.  Shared national credits funded at March 31, 2018 totaling approximately $1.7 billion, or 9%, of total loans were down $368 million from December 31, 2017, primarily due to a change in the definition of a shared national credit from an aggregate loan commitment threshold of $20 million to $100 million.  Approximately $474 million of shared national credits under the new definition were with energy related customers at March 31, 2018.

Commercial real estate – income producing loans totaled approximately $2.4 billion at March 31, 2018, an increase of $10.3 million, or 0.4%, from December 31, 2017.  The majority of the increase in commercial real estate – income producing loans was related to the multifamily and hotel/motel properties.  The following table details commercial real estate – income producing by property types for the last five quarters.

	March 31,		December 31,		September 30,		June 30,		March 31,
	2018		2017		2017		2017		2017
		Pct of		Pct of		Pct of		Pct of		Pct of
($ in thousands)	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial real estate - income producing loans:
Retail	$521,607	22%	$526,929	22%	$550,720	22%	$511,708	22%	$565,673	23%
Office	436,789	18	441,539	19	472,169	19	481,626	20	482,121	19
Multifamily	379,932	15	341,783	14	339,656	13	347,583	15	444,188	18
Hotel/Motel	336,724	14	328,238	14	299,796	12	296,996	12	307,170	12
Industrial	270,812	11	272,133	11	327,048	13	269,985	11	268,138	11
Other	448,998	19	473,977	20	522,419	21	493,775	21	437,814	17
Total commercial real estate - income producing loans	$2,394,862	100%	$2,384,599	100%	$2,511,808	100%	$2,401,673	100%	$2,505,104	100%

Construction and land development loans, totaling approximately $1.4 billion at March 31, 2018, increased approximately $40.5 million from December 31, 2017.    Residential mortgages increased $42.3 million and consumer loans decreased $86.1 million during the first quarter of 2018.  The decrease in consumer loans is primarily the result of the sale of our consumer finance company in the first quarter of 2018.

While our first quarter 2018 loan production was strong, we experienced lower than expected growth, due to the sale of our consumer finance company and a high volume of large payoffs.  We currently expect end of period loan growth for second quarter 2018 of approximately $250 to $300 million and the full year 2018 loan growth in the range of 5% to 6%.

Allowance for Loan Losses and Asset Quality

The Company's total allowance for loan losses was $210.7 million at March 31, 2018, compared to $217.3 million at December 31, 2017.  The ratio of the allowance for loan losses to period-end loans decreased 4 bps to 1.10%, compared to 1.14% at December 31, 2017.  The decrease in allowance as well as coverage is largely driven by the sale of the consumer finance company, which had an allowance of $6.6 million at the time of sale.  The allowance for loan losses on the energy portfolio decreased by $7.6 million, while the allowance on the nonenergy portfolio was increased by roughly the same amount.  Energy prices improved compared the prior quarter and criticized loan levels continued to decline.  Management believes the allowance level for the energy portfolio, as built in previous quarters, remains adequate and we are continuing to allow it to decline as we work through problem credits.  The increase in the nonenergy allowance reflects  a continued trend of increasing criticized balances and increased growth and diversification of the portfolio.

The Company’s balance of criticized commercial loans totaled $1.1 billion at both March 31, 2018 and December 31, 2017, with an increase in nonenergy criticized loans of $35 million, offset by a decrease in energy of $27 million. Commercial criticized loans are down $105 million compared to the first quarter of 2017, with the energy portfolio down $214 million, offset by an increase in non- energy of $109 million.  Criticized loans are defined as those having potential weaknesses that deserve management’s close attention (risk-rated special mention, substandard and doubtful), including both accruing and nonaccruing loans. The increase in nonenergy criticized loans is comprised of loans that are diversified as to both industry and geography and the level as a percent of total loans is not outside of historical norms. As of March 31, 2018, criticized loans in the energy portfolio were $523 million, or approximately 50% of that portfolio. Energy related loans delinquent for more than 30 days, including accrual and nonaccrual loans, totaled $101 million, or 10%, of the energy portfolio at March 31, 2018.

Management continues to closely monitor the ability of our energy related customers to service their debt, including reviews of customers’ balance sheets, leverage ratios, collateral values and other critical lending metrics.  We note that even with the rise in commodity prices, we expect a lag in the recovery of energy service and support credits, with the key to resolution being stabilized prices over the longer-term.  Many reserve based lending credits continue to show signs of improvement, however, we are seeing limited improvement in the support sector, with the expectation for land based services to recover more quickly than drilling and nondrilling services that support offshore production.  Based upon information currently available, management is maintaining the estimate that net charge-offs from energy related credits could be as high as $95 million over the duration of the cycle, which started in the fourth quarter of 2014.  To date, we have recorded approximately $81 million in energy related net charge-offs since the start of the cycle. See Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion of our energy portfolio and its potential impact on the allowance for loan losses.

The following table provides a breakout of the allowance for loan loss for the energy portfolio, allocated by sector, as of March 31, 2018 and December 31, 2017.

	March 31, 2018			December 31, 2017
(in millions)	Outstanding Balance	Allocated Allowance for Loan and Lease Losses	Allowance for Loan and Lease Losses as a % of Loans	Outstanding Balance	Allocated Allowance for Loan and Lease Losses	Allowance for Loan and Lease Losses as a % of Loans
Upstream (reserve-based lending)	$344	$9.9	2.88%	$353	$11.4	3.24%
Midstream	57	0.5	0.88%	52	0.4	0.71%
Support - drilling	125	7.6	6.08%	121	10.5	8.62%
Support - nondrilling	527	44.6	8.46%	529	47.9	9.06%
Total	$1,053	$62.6	5.94%	$1,055	$70.2	6.65%

Net charge-offs were $12.2 million, or 0.26%, of average total loans on an annualized basis in the first quarter of 2018, down from $20.8 million, or 0.44%, of average total loans in the fourth quarter of 2017.  Net charge-offs of energy credits in the first quarter of 2018 totaled $4.3 million, consisting of gross charge-offs of $7.6 million, net of recoveries of $3.3 million.  There were approximately $8.4 million of net charge-offs related to energy credits and $5.5 million of net charge-offs related to nonenergy commercial loans in the fourth quarter of 2017.  Consumer loan charge-offs were down $0.9 million compared to fourth quarter due to the sale of the consumer finance company during the first quarter of 2018.

The following table sets forth activity in the allowance for loan losses for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2018	2017	2017
Allowance for loan losses at beginning of period	$217,308	$223,122	$229,418
Loans charged-off:
Commercial non real estate	9,335	16,232	24,791
Commercial real estate - owner-occupied	851	31	29
Total commercial & industrial	10,186	16,263	24,820
Commercial real estate - income producing	—	99	7
Construction and land development	10	26	91
Total commercial	10,196	16,388	24,918
Residential mortgages	192	354	348
Consumer	8,048	8,586	8,678
Total charge-offs	18,436	25,328	33,944
Commercial non real estate	4,146	1,084	938
Commercial real estate - owner-occupied	88	401	275
Total commercial & industrial	4,234	1,485	1,213
Commercial real estate - income producing	63	333	375
Construction and land development	29	553	471
Total commercial	4,326	2,371	2,059
Residential mortgages	116	725	113
Consumer	1,794	1,432	1,743
Total recoveries	6,236	4,528	3,915
Total net charge-offs	12,200	20,800	30,029
Decrease in allowance as a result of sale of subsidiary	(6,648)	—	—
Provision for loan losses before FDIC benefit	12,253	14,986	14,161
Benefit attributable to FDIC loss share agreement	—	—	1,830
Provision for loan losses, net	12,253	14,986	15,991
Increase (decrease) in FDIC loss share receivable	—	—	(1,830)
Allowance for loan losses at end of period	$210,713	$217,308	$213,550
Ratios:
Gross charge-offs to average loans	0.39%	0.53%	0.79%
Recoveries to average loans	0.13%	0.10%	0.09%
Net charge-offs to average loans	0.26%	0.44%	0.70%
Allowance for loan losses to period-end loans	1.10%	1.14%	1.17%

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, troubled debt restructurings and foreclosed and surplus ORE and other foreclosed assets.  Loans past due 90 days or more and still accruing are also disclosed.

	March 31,	December 31,
(in thousands)	2018	2017
Loans accounted for on a nonaccrual basis: (a)
Commercial non-real estate	$70,773	$63,387
Commercial non-real estate - restructured	108,430	89,476
Total commercial non-real estate	179,203	152,863
Commercial real estate - owner occupied	25,011	23,549
Commercial real estate - owner-occupied - restructured	2,376	2,440
Total commercial real estate - owner-occupied	27,387	25,989
Commercial real estate - income producing	10,176	9,054
Commercial real estate - income producing - restructured	5,457	5,520
Total commercial real estate - income producing	15,633	14,574
Construction and land development	3,711	3,791
Construction and land development - restructured	13	16
Total construction and land development	3,724	3,807
Residential mortgage	33,385	38,703
Residential mortgage - restructured	1,684	1,777
Total residential mortgage	35,069	40,480
Consumer	14,163	15,087
Consumer - restructured	—	—
Total consumer	14,163	15,087
Total nonaccrual loans	$275,179	$252,800
Restructured loans - still accruing:
Commercial non-real estate	$152,612	$114,224
Commercial real estate - owner occupied	10,308	1,578
Commercial real estate - income producing	2,522	3,827
Construction and land development	—	—
Residential mortgage	475	480
Consumer	603	384
Total restructured loans - still accruing	166,520	120,493
Total nonperforming loans	441,699	373,293
ORE and foreclosed assets	26,630	27,542
Total nonperforming assets (b)	$468,329	$400,835
Loans 90 days past due still accruing (c)	$12,724	$27,766
Total restructured loans	$284,480	$219,722
Ratios:
Nonperforming assets to loans plus ORE and foreclosed assets	2.45%	2.11%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	46.37%	54.18%
Loans 90 days past due still accruing to loans	0.07%	0.15%

(a)

Nonaccrual loans and accruing loans past due 90 days or more do not include purchased credit impaired loans which were written down to fair value upon acquisition and accrete interest income the remaining life of the loan.

(b)	Includes total nonaccrual loans, total restructured loans - still accruing and ORE and foreclosed assets.
(c)	Excludes accruing TDR already reflected as a restructured accruing loan.

Nonperforming assets totaled $468.3 million at March 31, 2018, up $67.5 million, or 16.8%, from December 31, 2017, and up $141.3 million from March 31, 2017.  During the first quarter of 2018, total nonperforming loans increased approximately $68.4 million from December 31, 2017, and $131.8 million from March 31, 2017. Most of the linked quarter increase in nonperforming loans is attributable to the energy portfolio, and approximately $3.9 million of the increase is attributable to the remainder of the portfolio. The $64.5 million increase in nonperforming energy loans from December 31, 2017 was related to accruing restructured support nondrilling credits. Nonperforming assets as a percent of total loans, ORE and other foreclosed assets was 2.45% at March 31, 2018, up 34 bps from December 31, 2017 and up 66 bps from March 31, 2017.

Short-Term Investments

Short-term liquidity assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors.  Short-term liquidity investments, including interest-bearing bank deposits and federal funds sold, were $61.5 million at March 31, 2018. This represents a decrease of $30.8 million from December 31, 2017 and an increase of $10.3 million compared to March 31, 2017. These assets are highly volatile on a daily basis depending upon movement in customer loan and deposit accounts.  Average short-term investments of $148.3 million for the first quarter of 2018 were down $1.1 million compared to the fourth quarter of 2017, and down $260.0 million compared to the first quarter of 2017. See the Liquidity section above for further discussion regarding the management of our short-term investment portfolio and the impact upon our liquidity in general.

Deposits

Total deposits were $22.5 billion at March 31, 2018, up $232.5 million, or 1%, from December 31, 2017, and up $2.6 billion, or 13%, from March 31, 2017.  Average deposits for the first quarter of 2018 were $22.0 billion, up $280.7 million, or 1%, from the fourth quarter of 2017 and up $2.8 billion, or 15%, from the first quarter of 2017. The deposits assumed in the FNBC transactions made up $1.1 billion of the increase in total deposits and $1.4 billion in average deposits over the first quarter 2017.

Noninterest-bearing demand deposits were $8.2 billion at March 31, 2018, down $77.4 million, or less than 1%, linked quarter, and up $507.8 million, or 7%, year over year. The FNBC transactions added noninterest-bearing demand deposits of $211.0 million, compared to the first quarter of 2017.  Noninterest-bearing demand deposits comprised 37% of total deposits at March 31, 2018 and December 31, 2017, and 39% at March 31, 2017.

Interest-bearing transaction and savings accounts of $8.1 billion at March 31, 2018 decreased $122.8 million, or 2%, compared to December 31, 2017 and increased $0.9 billion, or 13%, compared to March 31, 2017.  The majority of the increase over the first quarter of 2017 was related to the FNBC transactions.

Interest-bearing public fund deposits totaled $3.1 billion at March 31, 2018, up $67.7 million, or 2% from December 31, 2017 and up $512.7 million, or 20%, compared to March 31, 2017.  Time deposits other than public funds totaled $3.1 billion at March 31, 2018 up $365.0 million from December 31, 2017, which includes an increase in brokered CDs of $345.1 million.

Short-Term Borrowings

At March 31, 2018, short-term borrowings totaled $1.5 billion, down $251.8 million from December 31, 2017, as FHLB borrowings decreased $149.6 million, and federal funds purchased decreased $114.8 million.  Short-term borrowings decreased $669.8 million from March 31, 2017.

Average short-term borrowings of $1.8 billion in the first quarter of 2018 were up $59.8 million, or 3%, compared to the fourth quarter of 2017, and down $304.2 million, or 14%, compared to the first quarter of 2017.  Customer repurchase agreements and FHLB borrowings are the major sources of short-term borrowings. Customer repurchase agreements are offered mainly to commercial customers to assist them with their cash management strategies or to provide a temporary investment vehicle for their excess liquidity pending redeployment for corporate or investment purposes. While customer repurchase agreements provide a recurring source of funds to the Bank, the amounts available over time can be volatile.  FHLB borrowings are funds from the Federal Home Loan Bank that are collateralized by single family and commercial real estate loans included in the Bank’s loan portfolio, subject to specific criteria.

Long-Term Debt

At March 31, 2018, long-term debt totaled $300.4 million, down $5.1 million from December 31, 2017.  The Company was in compliance with all contractual covenants, as amended, related to long-term debt as of March 31, 2018.

OFF-BALANCE SHEET ARRANGEMENTS

Loan Commitments and Letters of Credit

In the normal course of business, the Bank enters into financial instruments, such as commitments to extend credit and letters of credit, to meet the financing needs of their customers.  Such instruments are not reflected in the accompanying consolidated financial statements until they are funded, although they expose the Bank to varying degrees of credit risk and interest rate risk in much the same way as funded loans. Under regulatory capital guidelines, the Company and Bank must include unfunded commitments meeting certain criteria in risk-weighted capital calculations.

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

The following table shows the commitments to extend credit and letters of credit at March 31, 2018 according to expiration date.

		Expiration Date

		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$6,962,514	$2,859,578	$1,612,277	$1,224,069	$1,266,590
Letters of credit	344,045	295,753	44,361	3,799	132
Total	$7,306,559	$3,155,331	$1,656,638	$1,227,868	$1,266,722

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no material changes or developments with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America and with those generally practiced within the banking industry which require management to make estimates and assumptions about future events.  Estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, and the resulting estimates form the basis for making judgments about the carrying values of certain assets and liabilities not readily apparent from other sources.  Actual results could differ significantly from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 15 to our Consolidated Financial Statements included elsewhere in this report.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company’s net income is materially dependent on net interest income.  The Company’s primary market risk is interest rate risk which stems from uncertainty with respect to absolute and relative levels of future market interest rates that affect financial products and services.  In order to manage the exposures to interest rate risk, management measures the sensitivity of net interest income and cash flows under various market interest rate scenarios, establishes interest rate risk management policies, and implements asset/liability management strategies designed to produce a relatively stable net interest margin under varying rate environments.

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

The table below presents the results of simulations run as of March 31, 2018 for year 1 and year 2, assuming the indicated instantaneous and sustained parallel shift in the yield curve at the measurement date. The results demonstrate an increase in net interest income as rates rise and a decline should rates fall as compared to the stable rate environment assumed for the base case.

	Estimated Increase
	(Decrease) in NII
Change in Interest Rates	Year 1	Year 2
(basis points)
- 100	(1.36)%	(2.79)%
+100	1.91%	2.53%
+200	3.43%	4.41%
+300	4.62%	5.68%

Note: Decrease in interest rates limited to 100 basis points in the current rate environment

The foregoing disclosures related to our market risk should be read in conjunction with our audited consolidated financial statements, related notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective.

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

The Company, including subsidiaries, is party to various legal proceedings arising in the ordinary course of business.  We do not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on our consolidated financial position or liquidity.

Item 1A.  Risk Factors

The Company disclosed risk factors in its Annual Report on Form 10-K for the year ended December 31, 2017.  The risks described may not be the only risks facing us.  Additional risks and uncertainties not currently known to us or that are currently considered to not be material also may materially adversely affect our business, financial condition, and/or operating results.  The following risk factor regarding cybersecurity matters has been included in this Quarterly Report on Form 10-Q in response to the SEC’s Statement and Guidance on Public Company Cybersecurity Disclosures published on February 26, 2018.

Our operational and communications systems and infrastructure may fail or may be the subject of a breach or cyber-attack that, if successful, could adversely affect our business and disrupt business continuity.

We depend on our ability to process, record and monitor a large number of client transactions and to communicate with clients and other institutions on a continuous basis. As client, industry, public and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure continue to be safeguarded and monitored for potential failures, disruptions and breakdowns, whether as a result of events beyond our control or otherwise.

Our business, financial, accounting, data processing, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be sudden increases in client transaction volume; electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, floods, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; occurrences of employee error, fraud, or malfeasance; and, as described below, cyber-attacks.

Although we have business continuity plans and other safeguards in place, our operations and communications may be adversely affected by significant and widespread disruption to our systems and infrastructure that support our businesses and clients. While we continue to evolve and modify our business continuity plans, there can be no assurance in an escalating threat environment that they will be effective in avoiding disruption and business impacts. Our insurance may not be adequate to compensate us for all resulting losses, and the cost to obtain adequate coverage may increase for us or the industry.

Security risks for financial institutions such as ours have dramatically increased in recent years, in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication, resources and activities of hackers, terrorists, activists, organized crime, and other external parties, including nation state actors. In addition, clients may use devices or software to access our products and services that are beyond our control environment, which may provide additional avenues for attackers to gain access to confidential information. Although we have information security procedures and controls in place, our technologies, systems, networks, and clients’ devices and software may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, change or destruction of our or our clients’ confidential, proprietary and other information (including personal identifying information of individuals), or otherwise disrupt our or our clients’ or other third parties’ business operations. Other U.S. financial institutions and financial service companies have reported breaches in the security of their websites or other systems, including attempts to shut down access to their networks and systems in an attempt to extract compensation from them to regain control. Financial institutions have experienced distributed denial-of-service attacks, a sophisticated and targeted attack intended to disable or degrade internet service or to sabotage systems.

We and others in our industry are regularly the subject of attempts by attackers to gain unauthorized access to our networks, systems, and data, or to obtain, change, or destroy confidential data (including personal identifying information of individuals) through a variety of means, including computer viruses, malware, and phishing. In the future, these attacks may result in unauthorized individuals obtaining access to our confidential information or that of our clients, or otherwise accessing, damaging, or disrupting our systems or infrastructure.

We are continuously enhancing our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access. This continued enhancement will require us to expend additional resources, including to investigate and remediate any information security vulnerabilities that may be detected. Despite our ongoing investments in security resources, talent, and business practices, we are unable to assure that security measures will be effective.

If our systems and infrastructure were to be breached, damaged, or disrupted, or if we were to experience a loss of our confidential information or that of our clients, we could be subject to serious negative consequences, including disruption of our operations, damage to our reputation, a loss of trust in us on the part of our clients, vendors or other counterparties, client attrition, reimbursement or other costs, increased compliance costs, significant litigation exposure and legal liability, or regulatory fines, penalties or intervention. Any of these could materially and adversely affect our results of operations, our financial condition, and/or our share price.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.  Exhibits

(a)  Exhibits:

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	Exhibit	Filing Date
3.1	Composite Articles of the Company		10-K	3.1	2/26/2018
3.2	Amended and Restated Bylaws		10-K	3.2	2/26/2018
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	XBRL Interactive Data	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hancock Holding Company

By:	/s/ John M. Hairston
John M. Hairston
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Michael M. Achary
Michael M. Achary
Senior Executive Vice President & Chief Financial Officer Date: May 8, 2018