Form 10-Q
period 2018-06-30
HANCOCK WHITNEY CORP
filed 2018-08-08
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10-Q

___________________________________________________________

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-36827

HANCOCK WHITNEY CORPORATION

(Exact name of registrant as specified in its charter)

Mississippi	64-0693170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Hancock Whitney Plaza, 2510 14th Street, Gulfport, Mississippi	39501
(Address of principal executive offices)	(Zip Code)

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

85,340,233 common shares were outstanding as of July 31, 2018.

Hancock Whitney Corporation

Hancock Whitney Corporation

Glossary of Defined Terms

Entities:

Hancock Whitney Corporation* – a  financial holding company registered with the Securities and Exchange Commission

Hancock Whitney Bank* – a wholly-owned subsidiary of Hancock Whitney Corporation through which Hancock Whitney Corporation conducts its banking operations

Company – Hancock Whitney Corporation and its wholly-owned subsidiaries

Parent – Hancock Whitney Corporation, exclusive of its subsidiaries

Bank – Hancock Whitney Bank

*On May 25, 2018, Hancock Whitney Corporation changed its name from Hancock Holding Company, and Hancock Whitney Bank changed its name from Whitney Bank.

Other Terms:

AFS – available for sale securities

AOCI – accumulated other comprehensive income or loss

ALLL – allowance for loan and lease losses

ASC – Accounting Standards Codification

ASU – Accounting Standards Update

ATM - automated teller machine

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

TDR – troubled debt restructuring (as defined in ASC 310-40)

TSR – total shareholder return

U.S. Treasury – The United States Department of the Treasury

Part I. Financial Information

Item 1. Financial Statements

Hancock Whitney Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except per share data)	2018	2017
ASSETS
Cash and due from banks	$355,072	$386,948
Interest-bearing bank deposits	103,763	92,157
Federal funds sold	447	227
Securities available for sale, at fair value (amortized cost of $3,091,620 and $2,949,057)	2,981,673	2,910,869
Securities held to maturity (fair value of $3,054,469 and $2,962,010)	3,132,200	2,977,511
Loans held for sale	36,047	39,865
Loans	19,370,917	19,004,163
Less: allowance for loan losses	(214,530)	(217,308)
Loans, net	19,156,387	18,786,855
Property and equipment, net of accumulated depreciation of $218,526 and $214,998	336,513	333,663
Prepaid expenses	31,232	28,015
Other real estate, net	9,675	14,862
Accrued interest receivable	80,982	82,191
Goodwill	745,523	745,523
Other intangible assets, net	79,700	90,640
Life insurance contracts	546,395	541,081
Deferred tax asset, net	53,510	53,979
Other assets	276,328	251,700
Total assets	$27,925,447	$27,336,086
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$8,165,796	$8,307,497
Interest-bearing	14,069,542	13,945,705
Total deposits	22,235,338	22,253,202
Short-term borrowings	2,314,190	1,703,890
Long-term debt	266,009	305,513
Accrued interest payable	14,145	8,680
Other liabilities	166,210	179,852
Total liabilities	24,995,892	24,451,137
Stockholders' equity:
Common stock	292,716	292,716
Capital surplus	1,729,542	1,718,117
Retained earnings	1,110,506	1,008,518
Accumulated other comprehensive loss, net	(203,209)	(134,402)
Total stockholders' equity	2,929,555	2,884,949
Total liabilities and stockholders' equity	$27,925,447	$27,336,086
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	87,903	87,903
Common shares outstanding	85,335	85,200

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Interest income:
Loans, including fees	$215,161	$194,180	$421,008	$366,961
Loans held for sale	295	236	516	453
Securities-taxable	30,783	24,402	60,084	47,769
Securities-tax exempt	5,490	5,628	11,027	11,035
Short-term investments	575	1,731	1,064	2,474
Total interest income	252,304	226,177	493,699	428,692
Interest expense:
Deposits	29,870	18,364	56,829	31,183
Short-term borrowings	7,416	4,232	12,767	7,173
Long-term debt	3,471	3,864	6,892	8,928
Total interest expense	40,757	26,460	76,488	47,284
Net interest income	211,547	199,717	417,211	381,408
Provision for loan losses	8,891	14,951	21,144	30,942
Net interest income after provision for loan losses	202,656	184,766	396,067	350,466
Noninterest income:
Service charges on deposit accounts	20,981	20,061	42,429	39,267
Trust fees	11,653	11,506	22,988	22,717
Bank card and ATM fees	15,464	13,687	29,922	26,155
Investment and annuity fees and insurance commissions	6,264	6,445	12,389	11,709
Secondary mortgage market operations	3,965	4,241	7,366	7,808
Other income	10,505	11,547	19,990	23,322
Total noninterest income	68,832	67,487	135,084	130,978
Noninterest expense:
Compensation expense	79,885	82,145	159,985	155,244
Employee benefits	17,358	18,888	37,232	37,968
Personnel expense	97,243	101,033	197,217	193,212
Net occupancy expense	12,316	13,080	23,326	23,837
Equipment expense	4,262	3,964	7,808	7,678
Data processing expense	18,273	16,798	34,722	32,195
Professional services expense	13,381	10,353	22,636	21,629
Amortization of intangible assets	5,322	5,757	10,940	10,462
Telecommunications and postage	3,615	3,738	7,465	7,205
Deposit insurance and regulatory fees	8,376	6,983	16,324	13,473
Other real estate income	(289)	(2,515)	(79)	(2,528)
Other expense	21,903	24,279	34,834	39,849
Total noninterest expense	184,402	183,470	355,193	347,012
Income before income taxes	87,086	68,783	175,958	134,432
Income taxes	15,909	16,516	32,306	33,151
Net income	$71,177	$52,267	$143,652	$101,281
Earnings per common share-basic	$0.82	$0.60	$1.65	$1.17
Earnings per common share-diluted	$0.82	$0.60	$1.65	$1.17
Dividends paid per share	$0.24	$0.24	$0.48	$0.48
Weighted average shares outstanding-basic	85,305	84,614	85,273	84,489
Weighted average shares outstanding-diluted	85,483	84,867	85,451	84,755

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Net income	$71,177	$52,267	$143,652	$101,281
Other comprehensive income/loss before income taxes:
Net change in unrealized gain/loss on securities available for sale and cash flow hedges	(23,409)	12,661	(85,653)	13,845
Reclassification of net losses realized and included in earnings	2,217	1,718	4,013	3,105
Valuation adjustment for pension plan amendment	—	17,315	—	17,315
Other valuation adjustments for employee benefit plan	(9,039)	(10,782)	(9,039)	(10,782)
Amortization of unrealized net loss on securities transferred to held to maturity	925	1,099	1,680	1,749
Other comprehensive income/loss before income taxes	(29,306)	22,011	(88,999)	25,232
Income tax expense (benefit)	(6,646)	7,938	(20,192)	9,139
Other comprehensive income/loss net of income taxes	(22,660)	14,073	(68,807)	16,093
Comprehensive income	$48,517	$66,340	$74,845	$117,374

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
					Other
	Common Stock		Capital	Retained	Comprehensive
(in thousands, except per share data)	Shares Issued	Amount	Surplus	Earnings	Loss, Net	Total
Balance, December 31, 2016	87,495	$291,358	$1,698,253	$850,689	$(120,532)	$2,719,768
Net income	—	—	—	101,281	—	101,281
Other comprehensive income	—	—	—	—	16,093	16,093
Comprehensive income	—	—	—	101,281	16,093	117,374
Cash dividends declared ($0.48 per common share)	—	—	—	(41,594)	—	(41,594)
Common stock activity, long-term incentive plan	—	—	16,801	83	—	16,884
Issuance of stock from dividend reinvestment	—	—	1,530	—	—	1,530
Balance, June 30, 2017	87,495	$291,358	$1,716,584	$910,459	$(104,439)	$2,813,962

Balance, December 31, 2017	87,903	$292,716	$1,718,117	$1,008,518	$(134,402)	$2,884,949
Net income	—	—	—	143,652	—	143,652
Other comprehensive income	—	—	—	—	(68,807)	(68,807)
Comprehensive income	—	—	—	143,652	(68,807)	74,845
Cash dividends declared ($0.48 per common share)	—	—	—	(41,775)	—	(41,775)
Common stock activity, long-term incentive plan	—	—	9,779	111	—	9,890
Issuance of stock from dividend reinvestment and stock purchase plan	—	—	1,646	—	—	1,646
Balance, June 30, 2018	87,903	$292,716	$1,729,542	$1,110,506	$(203,209)	$2,929,555

See notes to unaudited consolidated financial statements.

 Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$143,652	$101,281
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,019	13,960
Provision for loan losses	21,144	30,942
Gain on other real estate owned	(266)	(2,408)
Deferred tax expense	21,361	5,415
Increase in cash surrender value of life insurance contracts	(2,621)	(7,430)
Loss on disposal of other assets	1,501	1,455
Loss on sale of business	1,145	—
Net decrease in loans held for sale	4,299	8,177
Net amortization of securities premium/discount	16,913	14,944
Amortization of intangible assets	10,940	10,462
Amortization of FDIC indemnification asset	—	2,427
Stock-based compensation expense	9,821	8,360
Decrease in interest payable and other liabilities	(22,397)	(24,405)
Net payments to FDIC for loss share claims	—	(935)
Decrease in FDIC loss share receivable	—	8,613
Decrease in payable to FDIC for loan servicing	(11,113)	—
Decrease in other assets	13,074	8,259
Other, net	(307)	3,595
Net cash provided by operating activities	220,165	182,712
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	—	213,877
Proceeds from maturities of securities available for sale	168,186	157,290
Purchases of securities available for sale	(318,786)	(425,096)
Proceeds from maturities of securities held to maturity	178,625	174,662
Purchases of securities held to maturity	(340,508)	(554,442)
Net (increase) decrease in short-term investments	(11,826)	317,042
Proceeds from sales of loans	32,003	33,279
Net increase in loans	(504,866)	(419,102)
Purchase of life insurance contracts	(1,601)	(50,000)
Purchases of property and equipment	(18,116)	(12,649)
Proceeds from sales of property and equipment	42	16
Proceeds from sales of other real estate	8,010	12,311
Cash received in excess of cash paid for acquisitions	—	475,659
Proceeds from the sale of business, net of cash sold	77,648	—
Other, net	(34,241)	(38,414)
Net cash used in investing activities	(765,430)	(115,567)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(17,746)	90,040
Net increase (decrease) in short-term borrowings	610,300	(11,134)
Repayments of long-term debt	(39,817)	(121,837)
Net proceeds from issuance of long-term debt	83	83
Dividends paid	(41,775)	(41,594)
Payroll tax remitted on net share settlement of equity awards	(415)	(3,124)
Proceeds from exercise of stock options	1,113	11,427
Proceeds from dividend reinvestment and stock purchase plans	1,646	1,530
Net cash provided by (used in) financing activities	513,389	(74,609)
NET DECREASE IN CASH AND DUE FROM BANKS	(31,876)	(7,464)
CASH AND DUE FROM BANKS, BEGINNING	386,948	372,689
CASH AND DUE FROM BANKS, ENDING	$355,072	$365,225
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$2,911	$2,855

See notes to unaudited consolidated financial statements.

HANCOCK WHITNEY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The consolidated financial statements include the accounts of Hancock Whitney Corporation and all other entities in which it has a controlling interest (the “Company”). The financial statements include all adjustments that are, in the opinion of management, necessary to fairly state the Company’s financial condition, results of operations, changes in stockholders’ equity and cash flows for the interim periods presented.  The Company has also evaluated all subsequent events for potential recognition and disclosure through the date of the filing of this Quarterly Report on Form 10-Q.  Some financial information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.  Financial information reported in these financial statements is not necessarily indicative of the Company’s financial condition, results of operations, or cash flows for any other interim or annual period.

Certain prior period amounts have been reclassified to conform to the current period presentation.  These changes in presentation did not have a material impact on the Company’s financial condition or operating results.

On May 25, 2018, the Company changed its name from Hancock Holding Company to Hancock Whitney Corporation, and its wholly- owned banking subsidiary changed its name from Whitney Bank to Hancock Whitney Bank.  In connection with the name change, the Company changed its stock ticker symbol from “HBHC” to “HWC” on the NASDAQ Global Select Market.

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

Critical Accounting Policies and Estimates

There were no material changes or developments during the reporting period with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017.  Refer to Note 16 – Recent Accounting Pronouncements for a discussion of accounting standards adopted during the six months ended June 30, 2018.

2.  Acquisitions and Divestiture

On March 10, 2017, the Company, through its banking subsidiary, Hancock Whitney Bank (“Hancock Whitney”), acquired certain assets and assumed certain liabilities, including nine branches, from First NBC Bank (“FNBC”), referred to as the FNBC I transaction.  Hancock Whitney paid approximately $323 million in cash consideration ($326 million cash paid net of $3 million in branch cash acquired), including a $41.6 million transaction premium for the earnings stream acquired.

On April 28, 2017, the Louisiana Office of Financial Institutions (“OFI”) closed FNBC and appointed the FDIC as receiver.  Hancock Whitney entered into a purchase and assumption agreement with the FDIC,  referred to as the FNBC II transaction. Pursuant to the agreement, Hancock Whitney acquired selected assets and assumed selected liabilities of the former FNBC, including substantially all of the transaction and savings deposits.  Hancock Whitney paid a premium of $35 million to the FDIC for the earnings stream acquired and received approximately $800 million in cash ($642 million from the FDIC for the net liabilities assumed and $158 million in branch cash acquired).  The terms of the agreement require the FDIC to indemnify Hancock Whitney against certain liabilities of FNBC and its affiliates not assumed or otherwise purchased by Hancock Whitney. Neither the Company nor Hancock Whitney acquired any assets, common stock, preferred stock or debt, or assumed any other obligations, of First NBC Bank Holding Company.

Subsequent to the balance sheet date, on July 13, 2018, the Company acquired the bank-managed high net worth individual and institutional investment management and trust business of Capital One, National Association (“Capital One”).  The transaction added assets under management of $4 billion and assets under management and administration of $10.4 billion to the Company’s existing trust and asset management business.  In addition, the Company assumed approximately $217 million of customer deposit liabilities.

On March 9, 2018, the Company sold its consumer finance subsidiary, Harrison Finance Company (“HFC”).  The Company received cash of approximately $78.9 million and recorded a loss on the sale of $1.1 million.

3.  Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available for sale and held to maturity follow.

Securities Available for Sale
(in thousands)	June 30, 2018				December 31, 2017
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$95,469	—	4,484	90,985	$99,535	$—	$2,263	$97,272
Municipal obligations	244,365	165	8,520	236,010	245,997	1,135	3,346	243,786
Residential mortgage-backed securities	1,826,589	2,609	54,327	1,774,871	1,729,989	5,611	20,387	1,715,213
Commercial mortgage-backed securities	770,769	153	41,390	729,532	704,518	480	17,863	687,135
Collateralized mortgage obligations	150,928	—	4,153	146,775	165,518	4	1,559	163,963
Corporate debt securities	3,500	—	—	3,500	3,500	—	—	3,500
	$3,091,620	$2,927	$112,874	$2,981,673	$2,949,057	$7,230	$45,418	$2,910,869

Securities Held to Maturity
(in thousands)	June 30, 2018				December 31, 2017
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$50,000	—	668	49,332	$50,000	$—	$289	$49,711
Municipal obligations	704,082	953	14,166	690,869	723,094	8,323	4,245	727,172
Residential mortgage-backed securities	665,846	194	14,730	651,310	725,748	4,175	2,690	727,233
Commercial mortgage-backed securities	357,680	153	14,581	343,252	317,185	40	3,915	313,310
Collateralized mortgage obligations	1,354,592	18	34,904	1,319,706	1,161,484	572	17,472	1,144,584
	$3,132,200	$1,318	$79,049	$3,054,469	$2,977,511	$13,110	$28,611	$2,962,010

The following table presents the amortized cost and estimated fair value of debt securities available for sale and held to maturity at June 30, 2018 by contractual maturity.  Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateralized mortgage obligations.

Debt Securities Available for Sale	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$5,073	$5,088
Due after one year through five years	57,191	57,118
Due after five years through ten years	1,279,427	1,225,729
Due after ten years	1,749,929	1,693,738
Total available for sale debt securities	$3,091,620	$2,981,673

Debt Securities Held to Maturity	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$17,258	$17,413
Due after one year through five years	137,093	135,198
Due after five years through ten years	1,474,871	1,436,090
Due after ten years	1,502,978	1,465,768
Total held to maturity securities	$3,132,200	$3,054,469

The Company held no securities classified as trading at June 30, 2018 or December 31, 2017.

The fair value and gross unrealized losses for securities classified as available for sale with unrealized losses for the periods indicated follow.

Available for Sale
June 30, 2018	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$42,423	$1,812	$48,562	$2,672	$90,985	$4,484
Municipal obligations	54,121	984	168,133	7,536	222,254	8,520
Residential mortgage-backed securities	559,924	8,483	1,066,016	45,844	1,625,940	54,327
Commercial mortgage-backed securities	291,635	10,839	396,809	30,551	688,444	41,390
Collateralized mortgage obligations	115,891	3,007	30,884	1,146	146,775	4,153
	$1,063,994	$25,125	$1,710,404	$87,749	$2,774,398	$112,874

Available for Sale
December 31, 2017	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$45,616	$42	$51,157	$2,221	$96,773	$2,263
Municipal obligations	2,768	11	173,530	3,335	176,298	3,346
Residential mortgage-backed securities	461,835	4,195	898,099	16,192	1,359,934	20,387
Commercial mortgage-backed securities	203,618	995	411,046	16,868	614,664	17,863
Collateralized mortgage obligations	128,174	1,076	35,488	483	163,662	1,559
	$842,011	$6,319	$1,569,320	$39,099	$2,411,331	$45,418

The fair value and gross unrealized losses for securities classified as held to maturity with unrealized losses for the periods indicated follow.

Held to maturity
June 30, 2018	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	$—	$49,332	$668	$49,332	$668
Municipal obligations	364,751	5,081	220,575	9,085	585,326	14,166
Residential mortgage-backed securities	383,695	7,189	211,897	7,541	595,592	14,730
Commercial mortgage-backed securities	232,031	9,079	70,133	5,502	302,164	14,581
Collateralized mortgage obligations	592,423	8,113	677,684	26,791	1,270,107	34,904
	$1,572,900	$29,462	$1,229,621	$49,587	$2,802,521	$79,049

Held to maturity
December 31, 2017	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	$—	$49,711	$289	$49,711	$289
Municipal obligations	14,603	19	230,960	4,226	245,563	4,245
Residential mortgage-backed securities	8,815	99	230,277	2,591	239,092	2,690
Commercial mortgage-backed securities	174,882	744	72,499	3,171	247,381	3,915
Collateralized mortgage obligations	570,289	5,653	472,536	11,819	1,042,825	17,472
	$768,589	$6,515	$1,055,983	$22,096	$1,824,572	28,611

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

There were no sales of securities during the six months ended June 30, 2018. Proceeds from the sales of securities were approximately $213.9 million with no gain or loss for the six months ended June 30, 2017.

Securities with carrying values totaling $3.1 billion and $3.3 billion at June 30, 2018 and December 31, 2017, respectively, were pledged as collateral, primarily to secure public deposits or securities sold under agreements to repurchase.

4.  Loans and Allowance for Loan Losses

The Company generally makes loans in its market areas of south Mississippi, southern and central Alabama, south Louisiana, the Houston, Texas area, the northern, central and panhandle regions of Florida, and Nashville, Tennessee. Loans, net of unearned income, by portfolio are presented in the table below.

	June 30,	December 31,
(in thousands)	2018	2017
Commercial non-real estate	$8,410,961	$8,297,937
Commercial real estate - owner occupied	2,233,794	2,142,439
Total commercial and industrial	10,644,755	10,440,376
Commercial real estate - income producing	2,342,192	2,384,599
Construction and land development	1,515,233	1,373,421
Residential mortgages	2,780,359	2,690,472
Consumer	2,088,378	2,115,295
Total loans	$19,370,917	$19,004,163

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

Allowance for Loan Losses

The following tables show activity in the allowance for loan losses by portfolio class for the six months ended June 30, 2018 and 2017, as well as the corresponding recorded investment in loans at the end of each period. Charge-off, recovery and provision activity in the purchased credit impaired portfolio previously segregated has been collapsed into the remainder of the portfolio’s activity as it is no longer material, and the respective reclassifications have been made to the prior period to conform to the current presentation.

		Commercial		Commercial
	Commercial	real estate-	Total	real estate-	Construction
	non-real	owner	commercial	income	and land	Residential
(in thousands)	estate	occupied	and industrial	producing	development	mortgages	Consumer	Total
	Six Months Ended June 30, 2018
Allowance for loan losses:
Beginning balance	$127,918	$12,962	$140,880	$13,709	$7,372	$24,844	$30,503	$217,308
Charge-offs	(11,845)	(6,804)	(18,649)	(1,604)	(220)	(498)	(12,964)	(33,935)
Recoveries	12,476	275	12,751	65	38	712	3,095	16,661
Net provision for loan losses	(1,981)	7,727	5,746	1,975	3,121	(862)	11,164	21,144
Reduction as a result of sale of subsidiary	—	—	—	—	—	—	(6,648)	(6,648)
Ending balance	$126,568	$14,160	$140,728	$14,145	$10,311	$24,196	$25,150	$214,530
Ending balance:
Allowance:
Individually evaluated for impairment	$19,369	$824	$20,193	$407	$1	$99	$130	$20,830
Amounts related to purchased credit impaired loans	427	420	847	46	115	10,873	497	12,378
Collectively evaluated for impairment	106,772	12,916	119,688	13,692	10,195	13,224	24,523	181,322
Total allowance	$126,568	$14,160	$140,728	$14,145	$10,311	$24,196	$25,150	$214,530
Loans:
Individually evaluated for impairment	$291,071	$26,967	$318,038	$8,820	$113	$3,733	$599	$331,303
Purchased credit impaired loans	8,221	6,630	14,851	3,800	4,769	111,805	5,381	140,606
Collectively evaluated for impairment	8,111,669	2,200,197	10,311,866	2,329,572	1,510,351	2,664,821	2,082,398	18,899,008
Total loans	$8,410,961	$2,233,794	$10,644,755	$2,342,192	$1,515,233	$2,780,359	$2,088,378	$19,370,917

		Commercial		Commercial
	Commercial	real estate-	Total	real estate-	Construction
	non-real	owner	commercial	income	and land	Residential
(in thousands)	estate	occupied	and industrial	producing	development	mortgages	Consumer	Total
	Six Months Ended June 30, 2017
Allowance for loan losses:
Beginning balance	$147,052	$11,083	$158,135	$13,509	$6,271	$25,361	$26,142	$229,418
Charge-offs	(26,218)	(517)	(26,735)	(160)	(172)	(776)	(15,260)	(43,103)
Recoveries	1,818	336	2,154	398	755	281	3,546	7,134
Net provision for loan losses	14,758	1,196	15,954	(207)	195	858	14,142	30,942
Decrease in FDIC loss share receivable	(47)	—	(47)	—	—	(2,344)	(135)	(2,526)
Ending balance	$137,363	$12,098	$149,461	$13,540	$7,049	$23,380	$28,435	$221,865
Ending balance:
Allowance:
Individually evaluated for impairment	$22,758	$280	$23,038	$1,402	$1	$172	$283	$24,896
Amounts related to purchased credit impaired loans	395	742	1,137	192	239	12,622	942	15,132
Collectively evaluated for impairment	114,210	11,076	125,286	11,946	6,809	10,586	27,210	181,837
Total allowance	$137,363	$12,098	$149,461	$13,540	$7,049	$23,380	$28,435	$221,865
Loans:
Individually evaluated for impairment	$250,256	$7,480	$257,736	$14,913	$847	$3,466	$1,053	$278,015
Purchased credit impaired loans	5,422	9,848	15,270	6,247	4,160	129,198	8,280	163,155
Collectively evaluated for impairment	7,837,426	2,061,004	9,898,430	2,380,513	1,308,515	2,361,259	2,083,954	18,032,671
Total loans	$8,093,104	$2,078,332	$10,171,436	$2,401,673	$1,313,522	$2,493,923	$2,093,287	$18,473,841

Impaired Loans

The following table shows the composition of nonaccrual loans by portfolio class.  Purchased credit impaired loans accounted for in pools with an accretable yield are considered to be performing and are excluded from the table.

	June 30,	December 31,
(in thousands)	2018	2017
Commercial non-real estate	$155,051	$152,863
Commercial real estate - owner occupied	26,216	25,989
Total commercial and industrial	181,267	178,852
Commercial real estate - income producing	10,500	14,574
Construction and land development	4,174	3,807
Residential mortgages	31,393	40,480
Consumer	14,347	15,087
Total loans	$241,681	$252,800

Nonaccrual loans include nonaccruing loans modified in troubled debt restructurings (“TDRs”) of $98.8 million and $99.2 million at June 30, 2018 and December 31, 2017, respectively.  Total TDRs, both accruing and nonaccruing, were $251.3 million at June 30, 2018 and $219.7 million at December 31, 2017.  All TDRs are individually evaluated for impairment.  At June 30, 2018 and December 31, 2017, the Company had unfunded commitments of $9.7 million and $7.3 million, respectively, to borrowers whose loan terms have been modified in a TDR.

The tables below detail by portfolio class TDRs that were modified during the three and six months ended June 30, 2018 and 2017:

	Three Months Ended
($ in thousands)	June 30, 2018			June 30, 2017
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial non-real estate	5	$6,477	$6,477	28	54,317	54,317
Commercial real estate - owner occupied	—	—	—	3	3,078	3,078
Total commercial and industrial	5	6,477	6,477	31	57,395	57,395
Commercial real estate - income producing	—	—	—	3	959	959
Construction and land development	—	—	—	—	—	—
Residential mortgages	2	75	75	5	848	848
Consumer	—	—	—	1	40	42
Total loans	7	$6,552	$6,552	40	59,242	59,244

	Six Months Ended
($ in thousands)	June 30, 2018			June 30, 2017
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial non-real estate	18	$61,959	$61,959	37	$92,976	$92,976
Commercial real estate - owner occupied	1	5,909	5,909	4	3,734	3,734
Total commercial and industrial	19	67,868	67,868	41	96,710	96,710
Commercial real estate - income producing	1	1,564	1,564	5	6,486	6,486
Construction and land development	—	—	—	—	—	—
Residential mortgages	3	118	118	6	1,098	1,098
Consumer	1	222	222	1	40	42
Total loans	24	$69,772	$69,772	53	$104,334	$104,336

The TDRs modified during the six months ended June 30, 2018 reflected in the table above include $49.6 million of loans with extended amortization terms or other payment concessions, $14.6 million with significant covenant waivers and $5.6 million with other modifications.  The TDRs modified during the six months ended June 30, 2017 include $28.4 million of loans with extended amortization terms or other payment concessions, $40.2 million with significant covenant waivers and $35.7 million with other modifications.

One residential mortgage totaling $0.2 million that defaulted during the three and six months ended June 30, 2018 was modified in a TDR during the twelve months prior to default.  There were no defaults on loans during the three and six months ended June 30, 2017 that had been modified in a TDR during the prior twelve months.

The tables below present loans that are individually evaluated for impairment disaggregated by portfolio class at June 30, 2018 and December 31, 2017.  Loans individually evaluated for impairment include TDRs and loans that are determined to be impaired and have aggregate relationship balances of $1 million or more.

	June 30, 2018
	Recorded investment	Recorded investment	Unpaid
(in thousands)	without an allowance	with an allowance	principal balance	Related allowance
Commercial non-real estate	$125,440	$165,631	$302,314	$19,369
Commercial real estate - owner occupied	8,742	18,225	28,214	824
Total commercial and industrial	134,182	183,856	330,528	20,193
Commercial real estate - income producing	1,765	7,055	9,840	407
Construction and land development	100	13	113	1
Residential mortgages	2,430	1,303	6,748	99
Consumer	—	599	599	130
Total loans	$138,477	$192,826	$347,828	$20,830

	December 31, 2017
	Recorded investment	Recorded investment	Unpaid
(in thousands)	without an allowance	with an allowance	principal balance	Related allowance
Commercial non-real estate	$116,682	$151,199	$285,685	$16,129
Commercial real estate - owner occupied	16,927	4,564	24,829	793
Total commercial and industrial	133,609	155,763	310,514	16,922
Commercial real estate - income producing	5,101	10,429	15,687	1,326
Construction and land development	100	263	363	11
Residential mortgages	8,245	2,395	13,855	189
Consumer	—	1,292	1,294	118
Total loans	$147,055	$170,142	$341,713	$18,566

The tables below present the average balances and interest income for total impaired loans for the three and six months ended June 30, 2018 and 2017.  Interest income recognized represents interest on accruing loans modified in a TDR.

	Three Months Ended
	June 30, 2018		June 30, 2017
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial non-real estate	$307,492	$2,002	$241,122	$597
Commercial real estate - owner occupied	28,643	102	5,687	18
Total commercial and industrial	336,135	2,104	246,809	615
Commercial real estate - income producing	11,446	24	14,257	34
Construction and land development	113	—	1,219	—
Residential mortgages	6,036	5	3,352	3
Consumer	608	9	1,601	3
Total loans	$354,338	$2,142	$267,238	$655

	Six Months Ended
	June 30, 2018		June 30, 2017
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial non-real estate	$301,695	$3,588	$246,374	$934
Commercial real estate - owner occupied	27,274	168	5,384	22
Total commercial and industrial	328,969	3,756	251,758	956
Commercial real estate - income producing	13,123	49	14,372	77
Construction and land development	176	—	1,492	—
Residential mortgages	7,762	10	3,572	5
Consumer	781	18	1,876	5
Total loans	$350,811	$3,833	$273,070	$1,043

Aging Analysis

The tables below present the age analysis of past due loans by portfolio class at June 30, 2018 and December 31, 2017.  Purchased credit impaired loans accounted for in pools with an accretable yield are considered to be current.

							Recorded
			Greater than				investment
	30-59 days	60-89 days	90 days	Total		Total	> 90 days and
June 30, 2018	past due	past due	past due	past due	Current	Loans	still accruing
(in thousands)
Commercial non-real estate	$15,299	$19,264	$94,065	$128,628	$8,282,333	$8,410,961	$4,483
Commercial real estate - owner occupied	1,622	1,441	23,274	26,337	2,207,457	2,233,794	2,880
Total commercial and industrial	16,921	20,705	117,339	154,965	10,489,790	10,644,755	7,363
Commercial real estate - income producing	2,133	426	6,666	9,225	2,332,967	2,342,192	1,822
Construction and land development	7,044	723	2,870	10,637	1,504,596	1,515,233	49
Residential mortgages	26,947	10,244	16,549	53,740	2,726,619	2,780,359	118
Consumer	13,566	5,384	7,591	26,541	2,061,837	2,088,378	503
Total	$66,611	$37,482	$151,015	$255,108	$19,115,809	$19,370,917	$9,855

							Recorded
			Greater than				investment
	30-59 days	60-89 days	90 days	Total		Total	> 90 days and
December 31, 2017	past due	past due	past due	past due	Current	Loans	still accruing
(in thousands)
Commercial non-real estate	$62,766	$10,761	$92,982	$166,509	$8,131,428	$8,297,937	$21,989
Commercial real estate - owner occupied	8,493	648	15,517	24,658	2,117,781	2,142,439	2,032
Total commercial and industrial	71,259	11,409	108,499	191,167	10,249,209	10,440,376	24,021
Commercial real estate - income producing	5,315	2,165	6,081	13,561	2,371,038	2,384,599	489
Construction and land development	4,113	1,056	3,412	8,581	1,364,840	1,373,421	477
Residential mortgages	33,621	10,554	30,537	74,712	2,615,760	2,690,472	2,208
Consumer	22,959	7,816	8,553	39,328	2,075,967	2,115,295	571
Total	$137,267	$33,000	$157,082	$327,349	$18,676,814	$19,004,163	$27,766

Credit Quality Indicators

The following tables present the credit quality indicators by segments and portfolio class of loans at June 30, 2018 and December 31, 2017.

	June 30, 2018
(in thousands)	Commercial non-real estate	Commercial real estate - owner-occupied	Total commercial and industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$7,492,452	$2,040,720	$9,533,172	$2,242,250	$1,441,146	$13,216,568
Pass-Watch	249,892	43,185	293,077	38,906	56,240	388,223
Special Mention	70,464	26,511	96,975	8,982	7,434	113,391
Substandard	598,136	123,378	721,514	52,054	10,413	783,981
Doubtful	17	—	17	—	—	17
Total	$8,410,961	$2,233,794	$10,644,755	$2,342,192	$1,515,233	$14,502,180

	December 31, 2017
(in thousands)	Commercial non-real estate	Commercial real estate - owner-occupied	Total commercial and industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$7,190,604	$1,896,366	$9,086,970	$2,223,245	$1,291,638	$12,601,853
Pass-Watch	293,069	82,913	375,982	83,444	60,804	520,230
Special Mention	80,649	27,456	108,105	13,244	4,788	126,137
Substandard	733,558	135,704	869,262	64,658	16,191	950,111
Doubtful	57	—	57	8	—	65
Total	$8,297,937	$2,142,439	$10,440,376	$2,384,599	$1,373,421	$14,198,396

	June 30, 2018			December 31, 2017
(in thousands)	Residential mortgage	Consumer	Total	Residential mortgage	Consumer	Total
Performing	$2,748,848	$2,073,528	$4,822,376	$2,647,784	$2,099,637	$4,747,421
Nonperforming	31,511	14,850	46,361	42,688	15,658	58,346
Total	$2,780,359	$2,088,378	$4,868,737	$2,690,472	$2,115,295	$4,805,767

Below are the definitions of the Company’s internally assigned grades:

Commercial:

•	Pass – loans properly approved, documented, collateralized, and performing which do not reflect an abnormal credit risk.
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

Purchased Credit Impaired Loans

Changes in the carrying amount of purchased credit impaired loans and related accretable yield are presented in the following table for the six months ended June 30, 2018 and the year ended December 31, 2017.

	June 30, 2018		December 31, 2017
	Carrying		Carrying
	Amount	Accretable	Amount	Accretable
(in thousands)	of Loans	Yield	of Loans	Yield
Balance at beginning of period	$153,403	$62,517	$190,915	$113,686
Addition of cost recovery loans - FNBC I	—	—	15,000	—
Payments received, net	(21,082)	(3,215)	(69,591)	(7,412)
Accretion	8,285	(8,285)	17,079	(17,079)
Decrease in expected cash flows based on actual cash flows and changes in cash flow assumptions	—	(1,889)	—	(30,379)
Net transfers from nonaccretable difference to accretable yield	—	—	—	3,701
Balance at end of period	$140,606	$49,128	$153,403	$62,517

During the six months ended June 30, 2017, certain of the Company’s purchased credit impaired loans were covered by a loss share agreement with the FDIC. The agreement was terminated by the Company during the third quarter of 2017. Prior to termination of the agreement, the Company carried a receivable from the FDIC representing an indemnification asset arising from the agreement.  The receivable was accounted for separately from the covered loans as the agreement was not contractually part of the loans and were not transferrable should the Company have disposed of the loans.

Residential Mortgage Loans in Process of Foreclosure

Included in loans are $6.2 million and $7.5 million of consumer loans secured by single family residential real estate that are in process of foreclosure as of June 30, 2018 and December 31, 2017, respectively.   Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction.  In addition to the single family residential real estate loans in process of foreclosure, the Company also held $2.5 million and $3.4 million of foreclosed single family residential properties in other real estate owned as of June 30, 2018 and December 31, 2017, respectively.

5.  Securities Sold under Agreements to Repurchase

Included in short-term borrowings are customer securities sold under agreements to repurchase (“repurchase agreements”) that mature daily and are secured by U.S. agency securities totaling $453.0 million and $430.6 million at June 30, 2018 and December 31, 2017, respectively.  The Company borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury management services offered to its deposit customers. As the Company maintains effective control over assets sold under agreements to repurchase, the securities continue to be carried on the consolidated statements of financial condition. Because the Company acts as borrower transferring assets to the counterparty, and the agreements mature daily, the Company’s risk is limited.

6.  Derivatives

On January 1, 2018, the Company adopted the provisions of Accounting Standards Update (ASU) 2017-12, “Derivatives and Hedging,” using the modified retrospective transition approach.  As a result of adoption of the update, the Company has made certain adjustments to its existing designation documentation for active hedging relationships to take advantage of specific provisions of the update. Adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations.  Following is a discussion of the provisions of the guidance relevant to the Company:

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional or contractual amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of June 30, 2018 and December 31, 2017.

		June 30, 2018			December 31, 2017
			Derivative (1)			Derivative (1)
(in thousands)	Type of Hedge	Notional or Contractual Amount	Assets	Liabilities	Notional or Contractual Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	Cash Flow	$875,000	$—	$18,321	$875,000	$—	$14,020
Interest rate swaps	Fair Value	483,110	—	4,003	483,110	—	2,475
		1,358,110	—	22,324	1,358,110	—	16,495
Derivatives not designated as hedging instruments:
Interest rate swaps (2)	N/A	1,227,663	25,797	25,700	1,144,789	15,408	15,857
Risk participation agreements	N/A	141,907	8	56	119,951	23	109
Forward commitments to sell residential mortgage loans	N/A	106,970	44	950	80,462	1,000	290
Interest rate-lock commitments on residential mortgage loans	N/A	69,935	555	16	53,724	186	782
Foreign exchange forward contracts	N/A	44,740	1,768	1,732	42,260	2,453	2,419
		1,591,215	28,172	28,454	1,441,186	19,070	19,457
Total derivatives		$2,949,325	$28,172	$50,778	$2,799,296	$19,070	$35,952
Less: netting adjustment (3)			(16,744)	(24,825)		(4,913)	(21,563)
Total derivative assets/liabilities			$11,428	$25,953		$14,157	$14,389
(1)	Derivative assets and liabilities are reported at fair value in other assets or other liabilities, respectively, in the consolidated balance sheets.
(2)	The notional amount represents both the customer accommodation agreements and offsetting agreements with unrelated financial institutions.
(3)

Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty.  See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans.   For each agreement, the Company receives interest at a fixed rate and pays at a variable rate.  During the six months ended June 30, 2018, the Company terminated five of its shorter-term swap agreements with notional amounts totaling $450 million and entered into five longer-term agreements with notional amounts totaling $450 million.  The Company paid termination fees of approximately $10.6 million to settle the interest rate swap liabilities, and the resulting accumulated other comprehensive loss is being amortized over the remaining maturities of the designated instruments. Amortization of other comprehensive loss on terminated cash flow hedges totaled $1.5 million and $2.5 million for the three and six months ended June 30, 2018, respectively.  The notional amounts of the swap agreements in place at June 30, 2018 expire as follows: $425 million in 2022;  $350 million in 2023; and $100 million in 2024.

Fair Value Hedges of Interest Rate Risk

The Company enters into interest rate swap agreements that modify the Company’s exposure to interest rate risk by effectively converting a portion of the Company’s brokered certificates of deposit from fixed rates to variable rates. The maturities and call features of these interest rate swaps match the features of the hedged deposits.  As interest rates fall, the decline in the value of the certificates of deposit is offset by the increase in the value of the interest rate swaps.  Conversely, as interest rates rise, the value of the underlying hedged deposits increases, but the value of the interest rate swaps decreases, resulting in no impact on earnings.  Interest expense is adjusted by the difference between the fixed and floating rates for the period the swaps are in effect.

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

Effect of Derivative Instruments on the Statement of Income

The effects of derivative instruments on the consolidated statements of income are presented in the table below.  For the three and six months ended June 30, 2018, the reduction of interest income attributable to cash flow hedges includes amortization of accumulated other comprehensive loss that resulted from termination of five interest rate swap contracts.

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivative Instruments:	Location of Gain (Loss) Recognized in the Statement of Income:	2018	2017	2018	2017
Interest rate swaps - cash flow hedges	Interest income	$(946)	$(210)	$(1,565)	$(96)
Interest rate swaps - fair value hedges	Interest expense	(519)	303	(646)	444
All other instruments	Other noninterest income	1,588	2,680	3,111	3,145
Total		$123	$2,773	$900	$3,493

Credit Risk-Related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as a downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution.  These derivative agreements also contain provisions regarding the posting of collateral by each party.  As of June 30, 2018, the Company was not in violation of any such provisions.

Offsetting Assets and Liabilities

The Bank’s derivative instruments with certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero.  Agreements with certain bilateral counterparties require both parties to maintain collateral in the event that the fair values of derivative instruments exceed established exposure thresholds.  For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses.  Offsetting information in regards to all derivative assets and liabilities, including accrued interest, subject to these master netting agreements at June 30, 2018 and December 31, 2017 is presented in the following tables.

(in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Income
Description	Gross Amounts Recognized	Offset in the Statement of Income	Presented in the Statement of Income	Financial Instruments	Cash Collateral	Net Amount
As of June 30, 2018
Derivative Assets	$22,669	$(16,909)	$5,760	$1,118	$—	$4,642

Derivative Liabilities	$24,128	$(23,010)	$1,118	$1,118	$3,033	$(3,033)

(in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Income
Description	Gross Amounts Recognized	Offset in the Statement of Income	Presented in the Statement of Income	Financial Instruments	Cash Collateral	Net Amount
As of December 31, 2017
Derivative Assets	$7,155	$(5,007)	$2,148	$2,148	$—	$—

Derivative Liabilities	$24,015	$(20,077)	$3,938	$2,148	$4,099	$(2,309)

The Company has excess collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

7.    Stockholders’ Equity

Common Shares Outstanding

Common shares outstanding excludes treasury shares totaling 1.1 million and 1.2 million at June 30, 2018 and December 31, 2017, respectively, with a first-in-first-out cost basis  of $24.1 million and $25.5  million at June 30, 2018 and December 31, 2017, respectively.  Shares outstanding also excludes unvested restricted share awards totaling 1.5 million at June 30, 2018 and December 31, 2017.

Stock Buyback Program

On May 24, 2018, the Company’s board of directors approved a stock buyback program that authorized the repurchase of up to 5%, or approximately 4.3 million shares, of its outstanding common stock. The approved program allows the Company to repurchase its common shares either in the open market in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions with non-affiliated sellers or as otherwise determined by the Company in one or more transactions, from time to time until December 31, 2019. The Company is not obligated to purchase any shares under this program, and the board of directors may terminate or amend the program at any time prior to the expiration date. As of June 30, 2018, no shares of the Company’s common stock had been purchased under this program.

Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss and changes in those components are presented in the following table.

	Available	HTM Securities
	for Sale	Transferred	Employee	Cash
(in thousands)	Securities	from AFS	Benefit Plans	Flow Hedges	Total
Balance, December 31, 2016	$(28,679)	$(14,392)	$(72,501)	$(4,960)	$(120,532)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	14,687	—	—	(842)	13,845
Reclassification of net loss realized and included in earnings	—	—	3,105	—	3,105
Valuation adjustment for pension plan amendment	—	—	17,315	—	17,315
Other valuation adjustments for employee benefit plan	—	—	(10,782)	—	(10,782)
Amortization of unrealized net loss on securities transferred to HTM	—	1,749	—	—	1,749
Income tax expense (benefit)	5,333	657	3,458	(309)	9,139
Balance, June 30, 2017	$(19,325)	$(13,300)	$(66,321)	$(5,493)	$(104,439)
Balance, December 31, 2017	$(29,512)	$(14,585)	$(79,078)	$(11,227)	$(134,402)
Other comprehensive income (loss) before income taxes:
Net change in unrealized losses	(71,759)	—	—	(13,894)	(85,653)
Reclassification of net losses realized and included in earnings	—	—	2,448	1,565	4,013
Other valuation adjustments for employee benefit plan	—	—	(9,039)	—	(9,039)
Amortization of unrealized net loss on securities transferred to HTM	—	1,680	—	—	1,680
Income tax expense (benefit)	(16,284)	380	(1,494)	(2,794)	(20,192)
Balance, June 30, 2018	$(84,987)	$(13,285)	$(84,175)	$(20,762)	$(203,209)

Accumulated Other Comprehensive Income or Loss (“AOCI”) is reported as a component of stockholders’ equity.  AOCI can include, among other items, unrealized holding gains and losses on securities available for sale (“AFS”), gains and losses associated with pension or other post-retirement benefits that are not recognized immediately as a component of net periodic benefit cost, and gains and losses on derivative instruments that are designated as, and qualify as, cash flow hedges.  Net unrealized gains and losses on AFS securities reclassified as securities held to maturity (“HTM”) also continue to be reported as a component of AOCI and will be amortized over the estimated remaining life of the securities as an adjustment to interest income.    Subject to certain thresholds, unrealized losses on employee benefit plans will be reclassified into income as pension and post-retirement costs are recognized over the remaining service period of plan participants.  Accumulated gains or losses on the cash flow hedge of the variable rate loans described in Note 6 will be reclassified into income over the life of the hedge.  Accumulated other comprehensive loss resulting from the terminated interest rate swaps will be amortized over the remaining maturities of the designated instruments. Gains and losses within AOCI are net of deferred income taxes.

The following table shows the line items of the consolidated statements of income affected by amounts reclassified from AOCI.

	Six Months Ended
Amount reclassified from AOCI (a)	June 30,		Affected line item on
(in thousands)	2018	2017	the statement of income
Amortization of unrealized net loss on securities transferred to HTM	$(1,680)	$(1,749)	Interest income
Tax effect	380	657	Income taxes
Net of tax	(1,300)	(1,092)	Net income
Amortization of defined benefit pension and post-retirement items	(2,448)	(3,105)	Other noninterest expense (b)
Tax effect	555	1,114	Income taxes
Net of tax	(1,893)	(1,991)	Net income
Reclassification of unrealized gain on cash flow hedges	979	—	Interest income
Tax effect	(222)	—	Income taxes
Net of tax	757	—	Net income
Amortization of loss on terminated cash flow hedges	(2,544)	—	Interest income
Tax effect	577	—	Income taxes
Net of tax	(1,967)	—	Net income
Total reclassifications, net of tax	$(4,403)	$(3,083)	Net income
(a)	Amounts in parentheses indicate reduction in net income.
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

Due to the nature of the Company’s primary sources of revenue, there are no significant receivables, contract assets or contract liabilities not otherwise disclosed. The Company has assessed that its current disclosures are consistent with the requirements of the standard to present revenue disaggregated into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.  The following provides additional qualitative disclosures about the Company’s noninterest income and revenue recognition policies.

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

9.  Other Noninterest Income

Components of other noninterest income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Income from bank-owned life insurance	$3,113	$2,883	$6,183	$5,535
Credit related fees	2,416	2,898	5,138	5,776
Income from derivatives	1,588	2,680	3,111	3,145
Gain (loss) on sales of assets	41	(60)	(1,166)	4,065
Amortization of FDIC loss share receivable	—	(1,327)	—	(2,427)
Other miscellaneous	3,347	4,473	6,724	7,228
Total other noninterest income	$10,505	$11,547	$19,990	$23,322

10.  Other Noninterest Expense

Components of other noninterest expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Advertising	$3,517	$4,984	$6,043	$8,061
Corporate value and franchise taxes	3,577	3,519	7,017	6,555
Printing and supplies	1,688	1,330	2,974	2,508
Travel expense	1,441	1,350	2,507	2,409
Entertainment and contributions	3,193	1,982	5,711	3,765
Tax credit investment amortization	875	1,213	1,749	2,425
FDIC loss share agreement termination	—	6,603	—	6,603
Other retirement expense	(4,458)	(3,388)	(8,921)	(6,448)
Loss on restructuring of bank-owned life insurance contracts	3,240	—	3,240	—
Other miscellaneous	8,830	6,686	14,514	13,971
Total other noninterest expense	$21,903	$24,279	$34,834	$39,849

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

A summary of the information used in the computation of earnings per common share follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Numerator:
Net income to common shareholders	$71,177	$52,267	$143,652	$101,281
Net income allocated to participating securities - basic and diluted	1,328	1,166	2,694	2,322
Net income allocated to common shareholders - basic and diluted	$69,849	$51,101	$140,958	$98,959
Denominator:
Weighted-average common shares - basic	$85,305	$84,614	$85,273	$84,489
Dilutive potential common shares	178	253	178	266
Weighted-average common shares - diluted	$85,483	$84,867	$85,451	$84,755
Earnings per common share:
Basic	$0.82	$0.60	$1.65	$1.17
Diluted	$0.82	$0.60	$1.65	$1.17

Potential common shares consist of stock options, nonvested performance-based awards, and nonvested restricted share awards deferred under the Company’s nonqualified deferred compensation plan.  These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be antidilutive, i.e., increase earnings per share or reduce a loss per share.  Weighted average antidilutive potential common shares totaled 1,816 and 913, respectively, for the three and six months ended June 30, 2018. Weighted average antidilutive potential common shares totaled 19,397 and 17,701, respectively, for the three and six months ended June 30, 2017.

12.  Retirement Plans

The Company sponsors a qualified defined benefit pension plan, the Hancock Whitney Corporation Pension Plan (“Pension Plan”), covering certain eligible associates. Eligibility is based on minimum age and service-related requirements. During the second quarter of 2017, the Pension Plan was amended to exclude any individual hired or rehired by the Company after June 30, 2017 from eligibility to participate. The Pension Plan amendment further provided that the accrued benefits of each participant in the Pension Plan whose combined age plus years of service as of January 1, 2018 totals less than 55 were to be frozen as of January 1, 2018 and thereafter not increase. The Company makes contributions to the Pension Plan in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws, plus such additional amounts as the Company may determine to be appropriate. The Company is not required to and does not anticipate making a contribution to the Pension Plan in 2018.

The Company also offers a defined contribution retirement benefit plan (401(k) plan), the Hancock Whitney Corporation 401(k) Savings Plan (“401(k) Plan”), that covers substantially all associates who have been employed 60 days and meet a minimum age requirement and employment classification criteria. The Company matches 100% of the first 1% of compensation saved by a participant, and 50% of the next 5% of compensation saved. Newly eligible associates are automatically enrolled at an initial 3% savings rate unless the associate actively opts out of participation in the plan. The 401(k) Plan was also amended during the second quarter of 2017 for participants whose benefits are frozen under the Pension Plan to add an enhanced Company contribution beginning January 1, 2018, in the amount of 2%,  4% or 6% of such participant’s eligible compensation, based on the participant’s age and years of service with the Company. The 401(k) Plan’s amendment further provided that the Company will contribute to the benefit of those associates of the Company hired or rehired after June 30, 2017 and those associates of the Company never enrolled in the Pension Plan an additional basic contribution in an amount equal to 2% of the associate’s eligible compensation beginning January 1, 2018. Participants will vest in the new basic and enhanced Company contributions upon completion of three years of service.

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

The following tables show the components of net periodic benefits cost included in expense for the plans for the periods indicated.

			Other Post-
(in thousands)	Pension Benefits		Retirement Benefits
Three Months Ended June 30, 2018	2018	2017	2018	2017
Service cost	$3,163	$4,093	$28	$47
Interest cost	4,279	4,291	161	179
Expected return on plan assets	(10,169)	(9,576)	—	—
Amortization of net loss and prior service costs	1,365	1,766	(94)	(48)
Net periodic benefit cost (reduction of cost)	$(1,362)	$574	$95	$178

			Other Post-
(in thousands)	Pension Benefits		Retirement Benefits
Six Months Ended June 30, 2018	2018	2017	2018	2017
Service cost	$6,088	$7,843	$63	$95
Interest cost	8,202	8,414	298	359
Expected return on plan assets	(19,869)	(18,326)	—	—
Amortization of net loss and prior service costs	2,691	3,201	(243)	(96)
Net periodic benefit cost (reduction of cost)	$(2,888)	$1,132	$118	$358
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

13.  Share-Based Payment Arrangements

The Company maintains incentive compensation plans that provide for awards of share-based compensation to employees and directors.  These plans have been approved by the Company’s shareholders.  Detailed descriptions of these plans were included in Note 17 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

A summary of stock option activity for the six months ended June 30, 2018 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
Options	Shares	Price	(Years)	Value ($000)
Outstanding at January 1, 2018	88,301	$34.84	2.8	$1,294
Exercised/Released	(32,458)	37.02		564
Cancelled/Forfeited	—	—		—
Expired	(2,298)	44.91		10
Outstanding at June 30, 2018	53,545	$33.09	2.8	$726
Exercisable at June 30, 2018	53,545	$33.09	2.8	$726

The total intrinsic value of options exercised for the six months ended June 30, 2018 and 2017 was $0.6 million and $4.1 million, respectively.

The Company’s restricted and performance-based share awards to certain employees and directors are subject to service requirements. A summary of the status of the Company’s nonvested restricted and performance-based share awards as of June 30, 2018 and changes during the six months ended June 30, 2018, is presented in the following table.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2018	1,708,942	$37.05
Granted	82,876	48.81
Vested	(28,835)	32.65
Forfeited	(49,687)	36.49
Nonvested at June 30, 2018	1,713,296	$37.60

As of June 30, 2018, there was $43.5 million of total unrecognized compensation expense related to nonvested restricted and performance shares expected to vest.  This compensation is expected to be recognized in expense over a weighted average period of 3.2 years.  The total fair value of shares which vested during the six months ended June 30, 2018 and 2017 was $0.9 million and $10.0 million, respectively.

During the six months ended June 30, 2018, the Company granted 26,147 performance share awards subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $51.13 per share and 26,147 performance shares subject to an operating earnings per share performance metric with a grant date fair value of $44.84 per share to key members of executive management. The number of performance shares subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 43 regional banks. The fair value of the performance shares subject to TSR at the grant date was determined using a Monte Carlo simulation method.  The number of performance shares subject to core earnings per share that ultimately vest will be based on the Company’s attainment of certain core earnings per share goals over the two-year performance period.  The maximum number of performance shares that could vest is 200% of the target award.  Compensation expense for these performance shares is recognized on a straight line basis over the three-year service period.

14. Commitments and Contingencies

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

The contract amounts of these instruments reflect the Company’s exposure to credit risk.  The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support.  These off-balance sheet financial instruments are summarized below:

	June 30,	December 31,
(in thousands)	2018	2017
Commitments to extend credit	$7,096,587	$6,689,033
Letters of credit	362,198	348,377

Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business.  Management does not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on the consolidated financial position or liquidity of the Company.

15.  Fair Value Measurements

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

	June 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$90,985	$—	$90,985
Municipal obligations	—	236,010	—	236,010
Corporate debt securities	—	3,500	—	3,500
Residential mortgage-backed securities	—	1,774,871	—	1,774,871
Commercial mortgage-backed securities	—	729,532	—	729,532
Collateralized mortgage obligations	—	146,775	—	146,775
Total available for sale securities	—	2,981,673	—	2,981,673
Derivative assets (1)	—	11,428	—	11,428
Total recurring fair value measurements - assets	$—	$2,993,101	$—	$2,993,101
Liabilities
Derivative liabilities (1)	$—	$25,953	$—	$25,953
Total recurring fair value measurements - liabilities	$—	$25,953	$—	$25,953

	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$97,272	$—	$97,272
Municipal obligations	—	243,786	—	243,786
Corporate debt securities	—	3,500	—	3,500
Residential mortgage-backed securities	—	1,715,213	—	1,715,213
Commercial mortgage-backed securities	—	687,135	—	687,135
Collateralized mortgage obligations	—	163,963	—	163,963
Total available for sale securities	—	2,910,869	—	2,910,869
Derivative assets (1)	—	14,157	—	14,157
Total recurring fair value measurements - assets	$—	$2,925,026	$—	$2,925,026
Liabilities
Derivative liabilities (1)	$—	$14,389	$—	$14,389
Total recurring fair value measurements - liabilities	$—	$14,389	$—	$14,389

(1)	For further disaggregation of derivative assets and liabilities, see Note 6 - Derivatives.

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

	June 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$206,110	$—	$206,110
Other real estate owned	—	—	5,926	5,926
Total nonrecurring fair value measurements	$—	$206,110	$5,926	$212,036

	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$184,205	$—	$184,205
Other real estate owned	—	—	6,928	6,928
Total nonrecurring fair value measurements	$—	$184,205	$6,928	$191,133

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

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amount at June 30, 2018 and December 31, 2017.

	June 30, 2018
				Total Fair	Carrying
(in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$459,282	$—	$—	$459,282	$459,282
Available for sale securities	—	2,981,673	—	2,981,673	2,981,673
Held to maturity securities	—	3,054,469	—	3,054,469	3,132,200
Loans, net	—	206,110	18,633,620	18,839,730	19,156,387
Loans held for sale	—	36,047	—	36,047	36,047
Derivative financial instruments	—	11,428	—	11,428	11,428

Financial liabilities:
Deposits	$—	$—	$22,187,823	$22,187,823	$22,235,338
Federal funds purchased	525	—	—	525	525
Securities sold under agreements to repurchase	452,994	—	—	452,994	452,994
FHLB short-term borrowings	1,860,671	—	—	1,860,671	1,860,671
Long-term debt	—	263,134	—	263,134	266,009
Derivative financial instruments	—	25,953	—	25,953	25,953

	December 31, 2017
				Total Fair	Carrying
(in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$479,332	$—	$—	$479,332	$479,332
Available for sale securities	—	2,910,869	—	2,910,869	2,910,869
Held to maturity securities	—	2,962,010	—	2,962,010	2,977,511
Loans, net	—	184,205	18,403,303	18,587,508	18,786,855
Loans held for sale	—	39,865	—	39,865	39,865
Derivative financial instruments	—	14,157	—	14,157	14,157

Financial liabilities:
Deposits	$—	$—	$22,238,847	$22,238,847	$22,253,202
Federal funds purchased	140,754	—	—	140,754	140,754
Securities sold under agreements to repurchase	430,569	—	—	430,569	430,569
FHLB short-term borrowings	1,132,567	—	—	1,132,567	1,132,567
Long-term debt	—	303,631	—	303,631	305,513
Derivative financial instruments	—	14,389	—	14,389	14,389

16. Recent Accounting Pronouncements

Accounting Standards Adopted in 2018

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” The ASU amends Topic 740 to incorporate SEC guidance issued in its Staff Bulletin No. 118 (SAB 118). SAB 118 addressed the application of generally accepted accounting principles in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. The amendments in this update were effective upon issuance, at which time the Company adopted the standard. Adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.

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

Additionally, the following ASUs were adopted by the Company on January 1, 2018, but did not have a significant impact on the Company’s consolidated financial statements:

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

Issued but Not Yet Adopted Accounting Standards

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements,” that clarifies certain topics within the Accounting Standards Codification (“ASC”) in an effort to correct unintended application of guidance. The amendments in this Update affect a wide variety of Topics in the Codification, some topics of which are applicable to the Company. The amendments apply to all reporting entities within the scope of the affected accounting guidance. The transition and effective date guidance is based on the facts and circumstances of each amendment, with some of the amendments effective upon issuance of this Update and with other transition guidance effective for annual periods beginning after December 15, 2018 for public business entities. The Company is currently assessing the impact of adoption of this guidance, but does not expect it to have a material impact upon its financial condition or results of operations.

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation – (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires good and services to be used or consumed in a grantor’s own operations by issuing share-based payment awards.  The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide financing to the issuer or awards granted in conjunction with the selling of goods or services to customers as part of a contract accounted for under Topic 606, “Revenue from Contracts with Customers.”  The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606.  The Company does not expect the adoption of this guidance to have a material impact upon its financial condition or results of operations.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credits Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The ASU, more commonly referred to as Current Expected Credit Losses, or CECL, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques currently applied will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  In addition, the ASU amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration.  The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  Early application is permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company is not planning to early adopt this guidance.  The Company has engaged third party consultants and formed cross-functional working groups comprised of individuals from various areas including credit, finance, risk management and information technology.  Five work streams have been created to develop the expected credit loss models; execute system implementation; complete balance sheet scoping; ensure the design of effective internal controls surrounding new processes; and provide executive oversight of the project.   Balance sheet scoping is largely complete.    While the Company has not yet quantified the financial impact of adoption, the expectation is that application of this guidance will result in an increase in the allowance for loan losses given the change in methodology from covering losses inherent in the portfolio to covering losses over the remaining expected life of the portfolio, and the reclassification  of nonaccretable difference on purchased credit impaired loans to allowance (offset by an increase in the carrying value of the related loans). Application of the guidance is also expected to result in the establishment of an allowance for credit loss on held to maturity debt securities.  The amount of the increase in these allowances will be impacted by the portfolio composition and quality at the adoption date as well as economic conditions and forecasts at that time.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. With the exception of short-term leases, lessees will be required to recognize a lease liability representing the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset representing the lessee’s right to use, or control the use of, a specified asset for the lease term.  Consequently, lessees will no longer be able to utilize leases as a source of off-balance sheet financing.  Lessor accounting is largely unchanged under the new guidance, except for clarification of the definition of initial direct costs which may impact the timing of recognition of those costs. Subsequent to the issuance of this Update, the FASB issued three additional ASUs that provide codification improvements and certain transition elections, including ASU 2018-11, which permits an additional transition method whereby an entity may elect to record a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the entity’s reporting for the comparative periods presented in the financial statements in which the entity adopts the new lease requirements would continue to be in accordance with current GAAP (Topic 840), including disclosures. The Company plans to elect this transition method. Public business entities are required to apply the amendments for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has preliminarily determined the practical expedients expected to be applied and continues its review of existing service contracts that may include embedded leases. The Company has upgraded its existing third-party leasing software and has begun implementation of the Update, with a targeted completion date in the fourth quarter of 2018. The Company expects a gross-up of its Consolidated Balance Sheets as a result of recognizing lease liabilities and right of use assets; the extent of such is under evaluation.  The Company does not expect material changes to its consolidated results of operations as a result of the application of this guidance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning and protections of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended.  Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q and in other reports or documents that we file from time to time with the SEC and include, but are not limited to, the following:

•	balance sheet and revenue growth expectations;
•

the provision for loans losses, management’s predictions about charge-offs of loans, including energy related credits, the impact of changes in oil and gas prices on our energy portfolio, and the downstream impact on businesses that support the energy sector, especially in the Gulf Coast region;

•	the impact of the sale of Harrison Finance Company upon our performance and financial condition;
•	the impact of the FNBC and the Capital One transactions or future business combinations upon our performance and financial condition, including our ability to successfully integrate the businesses;
•	deposit trends;
•	credit quality trends;
•	changes in interest rates and net interest margin trends;
•	future expense levels;
•	success of revenue-generating initiatives;
•	the effectiveness of derivative financial instruments and hedging activities to manage risks;
•	projected tax rates;
•	future profitability;
•	improvements in expense to revenue (efficiency) ratio;
•	purchase accounting impacts such as accretion levels;
•	potential cyber-security incidents;
•	possible repurchases of shares under stock buyback programs;
•	impact of tax reform legislation; and
•	financial impact of regulatory requirements.

Also, any statement that does not describe historical or current facts is a forward-looking statement. These statements often include the words “believes,” “expects,” “anticipates,” “estimates,” “intends,” “plans,” “forecast,” “goals,” “targets,” “initiatives,” “focus,” “potentially,” “probably,” “projects,” “outlook,” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could.” Forward-looking statements are based upon the current beliefs and expectations of management and on information currently available to management. Our statements speak as of the date hereof, and we do not assume any obligation to update these statements or to update the reasons why actual results could differ from those contained in such statements in light of new information or future events.

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

OVERVIEW

Non-GAAP Financial Measures

Management’s Discussion and Analysis of Financial Condition and Results of Operations include non-GAAP measures used to describe our performance.  A reconciliation of those measures to GAAP measures are provided within the Selected Financial Data section on page 46 of this report. The following is a summary of these non-GAAP measures and an explanation as to why they are deemed useful.

Consistent with Securities and Exchange Commission Industry Guide 3, we present net interest income, net interest margin and efficiency ratios on a fully taxable equivalent (“te”) basis. The te basis adjusts for the tax-favored status of net interest income from certain loans and investments using statutory federal tax rates of 21% and 35% for 2018 and 2017, respectively, to increase tax-exempt interest income to a taxable equivalent basis. We believe this measure to be the preferred industry measurement of net interest income, and that it enhances comparability of net interest income arising from taxable and tax-exempt sources.

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

Rebranding

On May 24,  our shareholders approved the Company’s proposal to change the name of the organization from “Hancock Holding Company” to “Hancock Whitney Corporation.”  Related to the name change, the Company also changed its common stock ticker from “HBHC” to “HWC.”  Both changes were effective May 25, 2018.

Additional corporate changes resulting from rebranding are as follows:

•	“Whitney Bank” became “Hancock Whitney Bank.”
•	“Hancock Investment Services, Inc.” became “Hancock Whitney Investment Services, Inc.”
•	The Company’s ticker for its exchange-traded debt (subordinated notes) changed from “HBHCL” to “HWCPL.”

Acquisitions

On March 10, 2017, our wholly-owned subsidiary, Hancock Whitney Bank (“Hancock Whitney”), completed a transaction with First NBC Bank (“FNBC”), whereby Hancock Whitney acquired approximately $1.2 billion in loans (net of fair value discount or “loan mark”), nine branch locations with $398 million in deposits, and assumed $604 million in FHLB borrowings.  The operational conversion of the branch locations occurred in the second quarter of 2017, along with the simultaneous closure of 10 overlapping branches.  This transaction is referred to as the FNBC I transaction throughout this document.

On April 28, 2017, Hancock Whitney entered into a purchase and assumption agreement with the FDIC (“Agreement”), which acted as the receiver for the Louisiana Office of Financial Institutions (OFI) following the OFI’s closure of FNBC.  This transaction is referred to as the FNBC II transaction throughout this document. Pursuant to the Agreement, Hancock Whitney acquired selected assets and liabilities of FNBC from the FDIC and continued to operate the 29 former FNBC branch locations until systems conversion, which occurred in July 2017.  In the third quarter of 2017, Hancock Whitney exercised its option to acquire seven former FNBC locations and closed and consolidated 25 overlapping branch locations.

Under the Agreement, Hancock Whitney assumed approximately $1.6 billion in deposits and customer repurchase agreements and acquired $165 million in performing loans, and $791 million in other assets.  Hancock Whitney paid a premium of $35 million to the FDIC for the earnings stream acquired and received approximately $800 million in cash ($642 million from the FDIC for the net liabilities assumed and $158 million in branch cash acquired).

The terms of the Agreement require the FDIC to indemnify Hancock Whitney against certain liabilities of FNBC and its affiliates not assumed or otherwise purchased by Hancock Whitney. Neither the Company nor Hancock Whitney acquired any assets, common stock, preferred stock or debt, or assumed any other obligations, of First NBC Bank Holding Company.

Subsequent to quarter end, on July 13, 2018, we completed the acquisition of the bank-managed high net worth individual and institutional investment management and trust business of Capital One, National Association (“Capital One”).  In addition, we assumed approximately $217 million of customer deposit liabilities. The combination brings assets under administration and assets under management to approximately $26 billion and $10 billion, respectively, and is expected to provide opportunity to develop relationships for other private, wholesale and retail services.

Divestiture

On March 9, 2018, we sold our consumer finance subsidiary, Harrison Finance Company (“HFC”), due to a change in corporate strategy.  The subsidiary operated in 35 branches with 137 employees and had $95 million in loans as of December 31, 2017.  The transaction resulted in a loss on sale totaling $1.1 million.

Current Economic Environment

Most of our market area experienced a solid to modest expansion in economic activity during the second quarter of 2018, according to the Federal Reserve’s Summary of Commentary on Current Economic Conditions (“Beige Book”).  Overall, the economic outlook remains positive, with some uncertainty on the impact of tariffs on trade. Energy related businesses operating mainly in our south Louisiana and Houston, Texas markets continued to expand.  Demand for oilfield services rose further, with increased drilling activity and equipment utilization.  However, there continues to be concern over steel tariffs, pipeline capacity constraints and worker shortages in this sector.

The commercial real estate market maintained strong demand in most of our footprint, with the pace of nonresidential construction activity at least matched with the year-ago level except for multifamily construction, which was down.  In the Houston market, apartment rent growth continued to accelerate with a slowing pace of deliveries and a pickup in economic growth.  The outlook for commercial real estate construction is anticipated to match or exceed the current level.

The residential real estate market has a varied outlook with new home sales up slightly and existing home sales flat to slightly down compared to a year earlier. Overall the housing market experienced modest price appreciation.  Builders reported higher construction activity and home sales activity for the next quarter is expected to hold steady.

Retail sales activity and consumer spending outlook was positive.  Auto sales were up in all of our markets.  The labor market remained tight, citing low availability of quality labor as a growing challenge.

Economic reports indicate that loan growth slowed as higher interest rates impacted some loan demand, especially for real estate products.  Our loan production in the second quarter 2018 was strong, and in line with our 2018 annual loan growth guidance at 6% linked quarter annualized.

Highlights of Second Quarter 2018

Net income for the second quarter of 2018 was $71.2 million, or $.82 per diluted common share (EPS), compared to $72.5 million, or $.83 EPS in the first quarter of 2018 and $52.3 million, or $0.60 EPS, in the second quarter of 2017. The second quarter of 2018 includes $15.8 million ($.14 per share after-tax impact) of nonoperating items related to the brand consolidation project, the Capital One trust and asset management purchase, the restructuring of a portion of our bank-owned life insurance (BOLI) contracts, and other miscellaneous items. The first quarter of 2018 included $7.0 million ($.07 per share after-tax impact) of nonoperating items related to the sale of the consumer finance subsidiary, the pending Capital One trust and management transaction, the brand consolidation project and a one-time all hands bonus. The second quarter of 2017 included $10.6 million ($0.08 per share after-tax impact) related to the FNBC transactions and expense related to the termination of the loss share agreement with the FDIC.

Highlights of Our Second Quarter 2018 Results (Compared to First Quarter 2018):

•	Effective May 25, our name changed to Hancock Whitney Corporation and Hancock Whitney Bank; new ticker “HWC”
•	Net income decreased $1.3 million, or 2%; excluding nonoperating items noted above, earnings increased $5.4 million or 7%
•	Efficiency ratio improved 11 bps to 57.4%; operating revenue up $7.4 million versus operating expenses up $3.7 million
•	Return on average assets (ROA) declined 4 bps to 1.04%; excluding nonoperating items, ROA increased 5 bps to 1.22%
•	Net interest margin increased 3 bps to 3.40%
•	Criticized commercial loans declined $187 million or 17%; $115 million in energy related loans, $72 million in nonenergy

Results for second quarter of 2018 were solid, reflecting continued improvement in operating EPS, ROA, efficiency ratio and ROTCE.  We are proud of the notable improvement in credit metrics, as criticized and nonaccrual loans trended positively for both energy and nonenergy.  We publicly debuted our new Hancock Whitney brand on our website, on new signs, on the mobile app and online banking, and at special events throughout the footprint.  On May 25, 2018, as the Company celebrated the 100th anniversary of the first transaction between Hancock and Whitney, the name change of the organization’s legal entities became official.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) for the second quarter of 2018 was $215.6 million, a $6.0 million, or 3%, increase from the first quarter of 2018.  Over the same period, core net interest income increased $6.7 million.  Net interest income (te) for the second quarter of 2018 increased $7.3 million, or 4%, compared to the second quarter of 2017, while core net interest income was up $9.6 million, or 5%. The linked quarter increase is primarily attributable to the March 2018 interest rate hike, one additional accrual day, and interest activity on nonaccrual loans, partially offset by a reduction following the sale of HFC on March 9, 2018.

The net interest margin was 3.40% for the second quarter of 2018,  up 3 bps from the first quarter of 2018.  The increase in the margin from prior quarter includes 2 bps of positive impact from interest recoveries on nonaccrual loans this quarter versus 3 bps negative impact of interest reversals last quarter, a 5 bp negative impact from the sale of HFC and a 3 bp positive impact from the March 2018 rate hike.  The core net interest margin for the second quarter of 2018 was 3.31%, up 5 bps from the first quarter of 2018.  Our deposit beta, which represents the amount by which deposit costs changed given the movement in short-term interest rates, improved to 17% from 29% in the first quarter of 2018, whereas our loan beta held relatively steady at 44% compared to 47%, resulting in the net improvement experienced from the rate hike.

Compared to the second quarter of 2017, the net interest margin decreased 3 bps and the core margin was up 2 bps.  The net interest margin was negatively impacted by 7 bps from lower taxable equivalent adjustment as a result of a lower statutory income tax rate.  Excluding the tax rate change, the margin was up 4 bps, primarily due to interest rate hikes.

Net interest income (te) for the first six months of 2018 totaled $425.3 million, up $27.0 million, or 7%, from the first half of 2017.  Core net interest income was also up $27.0 million.  Interest earned on loans, excluding purchase accounting accretion, increased $48.6 million as average total loans grew $1.3 billion, or 7%, due to the FNBC transactions and organic loan growth.  The securities yield of 2.48 was down 4 bps compared to the first half of 2017, which reflects a negative impact of 10 bps from tax reform.  The cost of funds was up 21 bps to .61%, due in part to both recent rate hikes and promotional pricing campaigns aimed at attracting and retaining deposits.

The net interest margin was down 3 bps compared to the second quarter of 2017, and the core net interest margin was up 2 bps, with comparability also affected by the 7 bps impact of tax reform, and rising interest rates.

The following tables detail the components of our net interest income and net interest margin.

	Three Months Ended

	June 30, 2018			March 31, 2018			June 30, 2017

(dollars in millions)	Volume	Interest	Rate	Volume	Interest	Rate	Volume	Interest	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$14,380.9	$162.3	4.53%	$14,224.4	$150.9	4.30%	$13,890.1	$148.4	4.29%
Residential mortgage loans	2,754.3	28.1	4.08	2,718.4	27.9	4.10	2,399.4	22.3	3.71
Consumer loans	2,058.0	27.2	5.30	2,085.7	29.0	5.64	2,080.0	29.3	5.64
Loan fees & late charges	—	0.2	—	—	0.5	—	—	(0.2)	—
Total loans (te) (b)	19,193.2	217.8	4.55	19,028.5	208.3	4.43	18,369.5	199.8	4.36
Loans held for sale	22.6	0.3	5.22	32.2	0.2	2.75	22.4	0.2	4.22
U.S. Treasury and government agency securities	145.6	0.8	2.22	148.4	0.8	2.21	125.9	0.7	2.08
Mortgage-backed securities and collateralized mortgage obligations	4,932.0	29.3	2.38	4,785.3	27.9	2.33	4,068.4	22.8	2.23
Municipals (te)	951.0	7.6	3.18	960.1	7.6	3.18	983.0	9.3	3.81
Other securities	3.5	—	2.84	3.5	—	2.06	64.4	0.3	1.91
Total securities (te) (c)	6,032.1	37.7	2.50	5,897.3	36.3	2.46	5,241.7	33.1	2.52
Total short-term investments	143.1	0.6	1.61	148.3	0.5	1.34	704.5	1.7	0.99
Total earning assets (te)	$25,391.0	$256.4	4.05%	$25,106.3	$245.3	3.95%	$24,338.1	$234.8	3.87%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$7,860.0	$9.3	0.47%	$8,043.2	$9.1	0.46%	$8,047.4	$8.1	0.40%
Time deposits	3,121.8	11.5	1.48	2,979.0	9.7	1.32	2,575.7	6.5	1.01
Public funds	2,970.1	9.1	1.22	3,070.1	8.1	1.07	2,539.5	3.8	0.59
Total interest-bearing deposits	13,951.9	29.9	0.86	14,092.3	26.9	0.78	13,162.6	18.4	0.56
Short-term borrowings	1,989.4	7.4	1.49	1,823.1	5.4	1.17	2,232.8	4.2	0.77
Long-term debt	299.7	3.5	4.63	305.1	3.4	4.48	428.3	3.9	3.61
Total borrowings	2,289.1	10.9	1.91	2,128.2	8.8	1.66	2,661.1	8.1	1.22
Total interest-bearing liabilities	16,241.0	40.8	1.01%	16,220.5	35.7	0.89%	15,823.7	26.5	0.67%
Net interest-free funding sources	9,150.0			8,885.8			8,514.4
Total cost of funds	$25,391.0	$40.8	0.64%	$25,106.3	$35.7	0.58%	$24,338.1	$26.5	0.44%
Net interest spread (te)		$215.6	3.04%		$209.6	3.05%		$208.3	3.19%
Net interest margin	$25,391.0	$215.6	3.40%	$25,106.3	$209.6	3.37%	$24,338.1	$208.3	3.43%

(a)	Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21% for the three months ended June 30, 2018 and March 31, 2018, and 35% for the three months ended June 30, 2017.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities.

	Six Months Ended
	June 30, 2018			June 30, 2017
(dollars in millions)	Volume	Interest	Rate	Volume	Interest	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$14,303.1	$313.3	4.41%	$13,476.6	$278.8	4.17%
Residential mortgage loans	2,736.4	56.0	4.09	2,293.3	43.6	3.80
Consumer loans	2,071.8	56.2	5.47	2,069.3	55.8	5.44
Loan fees & late charges	—	0.6	—	—	(0.3)	—
Total loans (te) (b)	19,111.3	426.1	4.49	17,839.2	377.9	4.26
Loans held for sale	27.4	0.5	3.77	21.9	0.5	4.15
US Treasury and government agency securities	147.0	1.6	2.22	121.1	1.2	2.06
Mortgage-backed securities and collateralized mortgage obligations	4,859.0	57.2	2.35	4,022.0	44.8	2.23
Municipals (te)	955.5	15.2	3.18	962.7	18.4	3.83
Other securities	3.5	—	2.45	34.2	0.3	1.90
Total securities (te) (c)	5,965.0	74.0	2.48	5,140.0	64.7	2.52
Total short-term investments	145.7	1.1	1.47	557.3	2.5	0.90
Total earning assets (te)	$25,249.4	$501.7	4.00%	$23,558.4	$445.6	3.80%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$7,951.1	$18.4	0.47%	$7,475.7	$12.6	0.34%
Time deposits	3,050.8	21.2	1.40	2,458.6	11.6	0.96
Public funds	3,019.8	17.2	1.15	2,543.6	6.9	0.55
Total interest-bearing deposits	14,021.7	56.8	0.82	12,477.9	31.1	0.50
Short-term borrowings	1,906.7	12.8	1.35	2,180.3	7.3	0.67
Long-term debt	302.4	6.9	4.56	443.1	8.9	4.03
Total borrowings	2,209.1	19.7	1.79	2,623.4	16.2	1.23
Total interest-bearing liabilities	16,230.8	76.5	0.95%	15,101.3	47.3	0.63%
Net interest-free funding sources	9,018.6			8,457.1
Total cost of funds	$25,249.4	$76.5	0.61%	$23,558.4	$47.3	0.40%
Net interest spread (te)		$425.2	3.05%		$398.3	3.17%
Net interest margin	$25,249.4	$425.2	3.39%	$23,558.4	$398.3	3.40%

(a)	Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21% for the six months ended June 30, 2018 and 35% for the six months ended June 30, 2017.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities.

Provision for Loan Losses

During the second quarter of 2018,  we recorded a provision for loan losses of $8.9 million, down $3.4 million from the first quarter of 2018 and down $6.1 million from the second quarter of 2017.    For the six months ended June 30, 2018, we recorded a total provision for loan losses of $21.1 million, compared to $30.9 million for the six months ended June 30, 2017.

The provision includes net charge-offs totaling $5.1 million, which represents 0.11% of average total loans on an annualized basis in the second quarter of 2018, compared to $12.2 million, or 0.26% of average total loans in the first quarter of 2018.  The energy portfolio reflected a net recovery in the second quarter of 2018 of $1.9 million with gross charge-offs of $5.0 million, and recoveries totaling $6.9 million.  There were $4.3 million in net charges-offs related to energy credits in the first quarter of 2018.  The provision for the six months ended June 30, 2018 included net charge-offs totaling $17.3 million compared to $36.0 million in the first half of 2017, with energy related net charge-offs down $21 million.

The provision for loan losses reflects a continued decline in energy allowance, with reduced exposure and an overall improvement in portfolio performance and an increase in nonenergy allowance as the portfolio continues to grow. The discussion of Allowance for Loan Losses and Asset Quality later in this Item provides additional information on changes in the allowance for loan losses and general credit quality.

Noninterest Income

Noninterest income totaled $68.8 million for the second quarter of 2018, up $2.6 million, or 4%, from the first quarter of 2018 and up $1.3 million, or 2%, compared to the second quarter of 2017.  The first quarter of 2018 included a loss on the sale of the finance company of $1.1 million which was considered a nonoperating item.  Excluding the first quarter of 2018 nonoperating item, noninterest income for the second quarter of 2018 was up $1.4 million, or 2%, linked quarter.  The increase over the prior quarter was largely driven by an increase in bank card and ATM fees.  The increase compared to the second quarter of 2017 was largely driven by higher bank card and ATM fees, and service charges on deposit accounts.  Also included in the second quarter of 2017 is $1.3 million in amortization of FDIC loss share receivable related to loss share agreements that were terminated in the second quarter of 2017.

The components of noninterest income are presented in the following table for the indicated periods.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2018	2018	2017	2018	2017
Service charges on deposit accounts	$20,981	$21,448	$20,061	$42,429	$39,267
Trust fees	11,653	11,335	11,506	22,988	22,717
Bank card and ATM fees	15,464	14,458	13,687	29,922	26,155
Investment and annuity fees and insurance commissions	6,264	6,125	6,445	12,389	11,709
Secondary mortgage market operations	3,965	3,401	4,241	7,366	7,808
Amortization of FDIC loss share receivable	—	—	(1,327)	—	(2,427)
Income from bank-owned life insurance	3,113	3,070	2,883	6,183	5,535
Credit related fees	2,416	2,722	2,898	5,138	5,776
Income from derivatives	1,588	1,523	2,680	3,111	3,145
Gain (loss) on sales of assets	41	(62)	(60)	(21)	(287)
Other miscellaneous	3,347	3,377	4,473	6,724	7,228
Total noninterest operating income	68,832	67,397	67,487	136,229	126,626
Nonoperating income items	—	(1,145)	—	(1,145)	4,352
Total noninterest income	$68,832	$66,252	$67,487	$135,084	$130,978

Service charges on deposits totaled $21.0 million for the second quarter of 2018, down $0.5 million, or 2%, from the first quarter of 2018 and up $0.9 million, or 5%, from the second quarter of 2017. The decrease from the prior quarter was due to seasonality as second quarter overdraft fees are generally lower than the first quarter.  The increase over the second quarter of 2017 was primarily due to increased check printing fees and an increase in overdraft fees driven by sustained overdraft fees introduced in the second half of 2017.

Trust fees increased $0.3 million, or 3%, linked quarter, due largely to income from annual tax preparation fees.  Compared to the second quarter of 2017, trust fees increased $0.1 million, or 1%.

Bank card and ATM fees totaled $15.5 million for the second quarter of 2018, up $1.0 million, or 7%, from the first quarter of 2018, due to additional processing days and increased spending and activity across most products. Compared to the second quarter of 2017, bank card and ATM fees were up $1.8 million, or 13%, also due to increased activity.

Investment and annuity fees and insurance commissions increased $0.1 million, or 2%, compared to first quarter 2018 due to higher annuity sales volume, and decreased $0.2 million, or 3%, compared to second quarter 2017.

Fee income from secondary mortgage market operations was up $0.6 million, or 17%, from first quarter of 2018 with seasonally higher sales activity, and down $0.3 million, or 7%, from the second quarter of 2017.

Income from bank-owned life insurance was relatively unchanged from the first quarter of 2018, and increased $0.2 million, or 8%, compared to the second quarter of 2017.  The increase over the second quarter of 2017 is mostly due to increased mortality gains during the second quarter of 2018.

Income on our customer interest rate derivative program resulted in a $1.6 million net gain for the second quarter of 2018 compared to net gains of $1.5 million in the first quarter of 2018 and $2.7 million for the second quarter of 2017.  This income can be volatile and is dependent upon both customer sales activity as well as market value adjustments due to interest rate movement.

Noninterest income was $135.1 million in the first six months of 2018, up $4.1 million, or 3%, from the first six months of 2017.  Excluding nonoperating items, noninterest income was $136.2, up $9.6 million, or 8%, from the first six months of 2017.  Service charges were up $3.2 million, or 8% at $42.4 million, primarily due to an increase in check printing fees and overdraft fees driven by the sustained overdraft fee introduced in the third quarter of 2017.  Bank card and ATM fees were up $3.8 million, or 14%, at $29.9 million due to increased activity.  The loss share agreements with the FDIC were terminated in June of 2017, resulting in an increase in income from the prior year of $2.4 million due to the elimination of amortization of the FDIC loss share receivable.

Noninterest Expense

Noninterest expense for the second quarter of 2018 was $184.4 million, up $13.6 million, or 8%, from the first quarter of 2018, and up $0.9 million, or 1%, from the second quarter of 2017.  Excluding nonoperating expense items, total operating expense for the second quarter of 2018 totaled $168.6 million, an increase of $3.7 million, or 2%, linked quarter and down $4.3 million, or 2%, from the second quarter of 2017.  For the first six months of 2018, total noninterest expense was $355.2 million, an $8.2 million, or 2%, increase over 2017.  Excluding nonoperating expense items, noninterest expense for the first half of 2018 totaled $333.5 million, up $3.6 million, or 1%, over the same period in 2017.

Nonoperating expenses in the second quarter of 2018 were $15.8 million and included costs associated with the brand consolidation project ($9.8 million), the acquisition of Capital One’s trust and asset management business ($1.5 million), a charge related to the restructuring of a portion of our bank-owned life insurance contracts ($3.2 million), and other miscellaneous small items.  Nonoperating expenses in the first quarter of 2018 were $5.9 million and also included costs associated with the brand consolidation project and the Capital One transaction, as well as a one-time all hands bonus and the sale of the consumer finance company.  The nonoperating expenses in the second quarter of 2017 and the six months ended June 30, 2017 of $10.6 million and $17.1 million, respectively, included costs associated with the FNBC transactions and the termination of the FDIC loss share agreements.  The components of noninterest expense and nonoperating expense are presented in the following tables for the indicated periods.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2018	2018	2017	2018	2017
Operating expense
Compensation expense	$79,670	$76,743	$80,876	$156,413	$153,881
Employee benefits	17,165	19,623	18,722	36,788	37,789
Personnel expense	96,835	96,366	99,598	193,201	191,670
Net occupancy expense	11,698	10,943	12,969	22,641	23,731
Equipment expense	3,641	3,493	3,799	7,134	7,507
Data processing expense	17,279	16,368	16,755	33,647	32,150
Professional services expense	8,189	7,847	8,153	16,036	14,802
Amortization of intangible assets	5,322	5,618	5,757	10,940	10,462
Telecommunications and postage	3,250	3,850	3,698	7,100	7,165
Deposit insurance and regulatory fees	8,376	7,948	6,983	16,324	13,473
Other real estate income	(289)	210	(1,004)	(79)	(1,017)
Advertising	2,390	2,341	4,083	4,731	7,030
Corporate value and franchise taxes	3,577	3,440	3,519	7,017	6,555
Printing and supplies	842	1,031	1,324	1,873	2,498
Travel expense	1,436	1,064	1,206	2,500	2,250
Entertainment and contributions	2,950	2,509	1,974	5,459	3,741
Tax credit investment amortization	875	874	1,213	1,749	2,425
Other retirement expense	(4,458)	(4,463)	(3,388)	(8,921)	(6,448)
Other miscellaneous	6,684	5,499	6,214	12,183	11,938
Total operating expense	168,597	164,938	172,853	333,535	329,932
Nonoperating expense items	15,805	5,853	10,617	21,658	17,080
Total noninterest expense	$184,402	$170,791	$183,470	$355,193	$347,012

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2018	2018	2017	2018	2017
Nonoperating expense
Personnel expense	$408	$3,608	$1,435	$4,016	$1,542
Net occupancy and equipment expense	1,239	120	276	1,359	277
Data processing expense	994	81	43	1,075	45
Professional services expense	5,192	1,408	2,200	6,600	6,827
Other real estate income	—	—	(1,511)	—	(1,511)
Advertising	1,127	185	901	1,312	1,031
Printing and supplies	846	255	6	1,101	10
Write-down related to FDIC loss share termination	—	—	6,603	—	6,603
Loss on restructure of bank-owned life insurance contracts	3,240	—	—	3,240	—
Other expense	2,759	196	664	2,955	2,256
Total nonoperating expenses	$15,805	$5,853	$10,617	$21,658	$17,080

The following discussion of the components of operating expense excludes nonoperating items for each period.

Personnel expense totaled $96.8 million for the second quarter of 2018, up $0.5 million, or less than 1%, compared to the prior quarter; however, the prior quarter included approximately $1.3 million of costs attributable to the finance company that was sold on March 9, 2018.  Adjusting for the impact of the sale of the finance company, personnel costs are up $1.8 million, due mainly to annual merit increases and incentives.  Personnel costs are down $2.8 million, or 3%, compared to the second quarter of 2017 due to reductions in personnel costs with the consolidation of FNBC operations, partially offset by merit increases and higher incentives.  Year to date June 30, 2018 personnel expense was up $1.5 million, or 1%, compared to the prior period.

Occupancy and equipment expenses totaled $15.3 million in the second quarter of 2018, up $0.9 million, or 6%, from the first quarter of 2018 and down $1.4 million from the second quarter of 2017.  The increase compared to prior quarter is primarily due to an increase in property taxes and insurance.  The reduction compared to the prior year is due largely to costs related to FNBC branches that had not yet been consolidated.  Occupancy and equipment expenses totaled $29.8 million for the first six months of 2018, $1.5 million, or 5%, less than the first six months of 2017.

Data processing expense was $17.3 million for the second quarter of 2018, up $0.9 million, or 6%, from the first quarter of 2018, and up $0.5 million, or 3%, from the second quarter of 2017.  Data processing expense was $33.6 million for the first six months of 2018, $1.5 million, or 5%, over the first six months of 2017.  The increase in expense is attributable to revenue-generating initiatives related to new digital offerings and higher card transaction processing costs resulting from increased card activity.

Professional service expense totaled $8.2 million in the second quarter of 2018, up $0.3 million, or 4%, compared to the previous quarter and was virtually flat compared to the same quarter last year.  Professional service expense totaled $16.0 million for the first six months of 2018, up $1.2 million, or 8%, compared to the first six months of 2017.  Professional service expense includes legal, audit, accounting and other consulting services.

Deposit insurance and regulatory fees and corporate value and franchise taxes were $12.0 million, an increase of $0.6 million, or 5%, from the first quarter of 2018 and up $1.5 million, or 14%, from the second quarter of 2017.  Deposit insurance and regulatory fees and corporate value and franchise taxes totaled $23.3 million for the first six months of 2018, up $3.3 million, or 17%, from the first six months of 2017.  Deposit insurance and regulatory fees and corporate value and franchise taxes were up both quarter over quarter and year over year primarily due to asset growth.

Business development-related expenses (including advertising, travel and entertainment and contributions) were $6.8 million for the second quarter of 2018, up $0.9 million, or 15%, from the first quarter of 2018 and down $0.5 million, or 7%, from the second quarter of 2017.   Business development expense totaled $12.7 million for the first six months of 2018, $0.3 million, or 3%, less than the first six months of 2017.

Net gains on ORE dispositions exceeded ORE costs by $0.3 million during the second quarter of 2018 compared to net ORE expense of $0.2 million in the first quarter of 2018 and net gains on ORE dispositions of $1.0 million in the second quarter of 2017.  Net gains on ORE dispositions exceeded ORE costs by $0.1 million for the first six months of 2018 and  $1.0 million for the first six months of 2017.  Management believes the first quarter of 2018 reflects a more typical level of net ORE expense.

All other expenses, excluding amortization of intangibles and nonoperating expense items, totaled $7.2 million for the second quarter of 2018, up $0.4 million, or 6%, from the first quarter of 2018, and down $1.9 million, or 21%, from the second quarter of 2017.  All other expenses, excluding amortization of intangibles and nonoperating expense items, totaled $14.0 million for the first six months of 2018, down $3.6 million, or 20%, from the first six months of 2017.  The decreases compared to prior year are primarily due to lower other retirement expense and the elimination of FNBC related costs through branch consolidation.

Income Taxes

The effective income tax rate for the second quarter of 2018 was approximately 18.3%, compared to 18.5% in the first quarter of 2018 and 24.0% in the second quarter of 2017. The decrease in the effective tax rate from the second quarter of 2017 was primarily due to the enactment of the Tax Cuts and Jobs Act (“Tax Act”) on December 22, 2017.  The Tax Act significantly revised U.S. corporate income tax laws by, among other things, lowering the statutory corporate federal income tax rate from 35% to 21%, eliminating or reducing the deductibility of certain meals and entertainment expenses, limiting the deduction of FDIC insurance premiums, as well as modifying the deductibility of executive compensation through the elimination of the performance-based compensation exception and changes to the definition of a covered employee.

Our deferred tax assets and liabilities were re-measured to reflect the lower income tax rate during the fourth quarter of 2017. The resulting re-measurement charge of $19.5 million included a provisional income tax benefit of $5.8 million related to items included in continuing operations.  Pursuant to ASU 2018-05, entities have a measurement period not to exceed one year from the enactment date of the Tax Act to record provisional amounts related to the impact of the Tax Act.  As of June 30, 2018, no adjustment had been made to the provisional benefit recorded. Management does not expect to adjust the provisional benefit recorded unless new guidance is issued by federal and/or state tax authorities that would require us to reevaluate our original estimate of provisional impact.  If so, any such adjustments could materially impact income tax expense in the period in which the adjustments are made.

Our effective tax rate has historically varied from the federal statutory rate primarily because of tax-exempt income and tax credits.  Interest income on bonds issued by or loans to state and municipal governments and authorities, and earnings from the bank-owned life insurance program are the major components of tax-exempt income.  The $3.2 million charge recorded during the second quarter of 2018 related to restructuring a portion of our bank-owned life insurance contracts negatively impacted the tax benefit attributable to life insurance contracts, as reflected in the below table.

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

We intend to continue making investments in tax credit projects.  However, our ability to access new credits will depend upon, among other factors, federal and state tax policies and the level of competition for such credits.  Based on tax credit investments that have been made to date and those we expect to make from our new allocation award, we expect to realize benefits from federal and state tax credits totaling $7.1 million, $6.1 million and $4.1 million for 2019, 2020 and 2021, respectively.

Additionally, the effective tax rate is affected by other items that may impact comparability from quarter to quarter, such as the excess benefit of vested employee share-based compensation. As of the second quarter of 2018, the excess benefit of vested share-based compensation decreased income tax expense by $0.3 million.

The following table reconciles reported income tax expense to that computed at the statutory federal tax rate for the indicated periods.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2018	2018	2017	2018	2017
Taxes computed at statutory rate	$18,288	$18,663	$24,074	$36,951	$47,051
Tax credits:
QZAB/QSCB	(760)	(759)	(643)	(1,519)	(1,285)
NMTC - Federal and State	(1,378)	(1,379)	(1,679)	(2,757)	(3,358)
Total tax credits	(2,138)	(2,138)	(2,322)	(4,276)	(4,643)
State income taxes, net of federal income tax benefit	1,924	2,044	1,133	3,968	1,976
Tax-exempt interest	(2,761)	(2,786)	(4,719)	(5,547)	(9,392)
Life insurance contracts	306	(930)	(1,046)	(624)	(1,993)
Employee share-based compensation	(176)	(140)	(1,367)	(316)	(1,801)
Impact from interim estimated effective tax rate	(844)	356	821	(488)	2,701
FDIC Assessment Disallowance	758	747	—	1,505	—
Other, net	552	581	(58)	1,133	(748)
Income tax expense	$15,909	$16,397	$16,516	$32,306	$33,151

Selected Financial Data

The following tables contain selected financial data as of the dates and for the periods indicated.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2018	2018	2017	2018	2017
Common Share Data
Earnings per share:
Basic	$0.82	$0.83	$0.60	$1.65	$1.17
Diluted	$0.82	$0.83	$0.60	$1.65	$1.17
Cash dividends paid	$0.24	$0.24	$0.24	$0.48	$0.48
Book value per share (period-end)	$34.33	$33.96	$33.21	$34.33	$33.21
Tangible book value per share (period-end)	$24.66	$24.22	$23.27	$24.66	$23.27
Weighted average number of shares (000s):
Basic	85,305	85,241	84,614	85,273	84,489
Diluted	85,483	85,423	84,867	85,451	84,755
Period-end number of shares (000s)	85,335	85,285	84,738	85,335	84,738
Market data:
High sales price	$53.60	$56.40	$52.94	$56.40	$52.94
Low sales price	$45.76	$49.48	$42.70	$45.76	$41.71
Period-end closing price	$46.65	$51.70	$49.00	$46.65	$49.00
Trading volume (000s) (a)	35,727	35,459	39,035	71,186	84,154

(a)	Trading volume is based on the total volume as determined by NASDAQ on the last day of the quarter.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2018	2018	2017	2018	2017
Income Statement:
Interest income	$252,304	$241,395	$226,177	$493,699	$428,692
Interest income (te) (a)	256,385	245,358	234,741	501,743	445,554
Interest expense	40,757	35,731	26,460	76,488	47,284
Net interest income (te)	215,628	209,627	208,281	425,255	398,270
Provision for loan losses	8,891	12,253	14,951	21,144	30,942
Noninterest income	68,832	66,252	67,487	135,084	130,978
Noninterest expense (excluding amortization of intangibles)	179,080	165,173	177,713	344,253	336,550
Amortization of intangibles	5,322	5,618	5,757	10,940	10,462
Income before income taxes	87,086	88,872	68,783	175,958	134,432
Income tax expense	15,909	16,397	16,516	32,306	33,151
Net income	$71,177	$72,475	$52,267	$143,652	$101,281

Earnings excluding nonoperating items
Net income	$71,177	$72,475	$52,267	$143,652	$101,281
Nonoperating income	—	1,145	—	1,145	(4,352)
Nonoperating expense	15,805	5,853	10,617	21,658	17,080
Income tax benefit	(3,319)	(1,216)	(3,715)	(4,535)	(4,454)
Nonoperating items, net of applicable income tax benefit	12,486	5,782	6,902	18,268	8,274
Operating earnings	$83,663	$78,257	$59,169	$161,920	$109,555

	Three Months ended			Six Months ended
	June 30,	March 31,	June 30,	June 30,
	2018	2018	2017	2018	2017
Performance Ratios
Return on average assets	1.04%	1.08%	0.79%	1.06%	0.80%
Return on average common equity	9.81%	10.23%	7.52%	10.02%	7.40%
Return on average tangible common equity	13.72%	14.41%	10.69%	14.06%	10.31%
Earning asset yield (te) (a)	4.05%	3.95%	3.87%	4.00%	3.80%
Total cost of funds	0.64%	0.58%	0.44%	0.61%	0.40%
Net interest margin (te)	3.40%	3.37%	3.43%	3.39%	3.40%
Noninterest income to total revenue (te)	24.20%	24.01%	24.47%	24.11%	24.75%
Average loan/deposit ratio	86.84%	86.32%	87.76%	86.58%	88.77%
FTE employees (period-end)	3,780	3,775	4,162	3,780	4,162
Capital Ratios
Common stockholders' equity to total assets	10.49%	10.61%	10.57%	10.49%	10.57%
Tangible common equity ratio (b)	7.76%	7.80%	7.65%	7.76%	7.65%

Select performance measures excluding nonoperating items
Operating earnings per share - diluted (d)	$0.96	$0.90	$0.68	$1.86	$1.26
Return on average assets - operating	1.22%	1.17%	0.89%	1.19%	0.86%
Return on average common equity - operating	11.54%	11.05%	8.52%	11.29%	8.00%
Return on average tangible common equity - operating	16.12%	15.56%	12.11%	15.85%	11.15%
Efficiency ratio (c)	57.40%	57.51%	60.59%	57.45%	60.86%
Noninterest income as a percent of total revenue (te) - operating	24.20%	24.33%	24.47%	24.26%	24.12%

(a)

Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21% for the three and six months ended June 30, 2018 and the three months ended March 31, 2018, and 35% for the three and six months ended June 30, 2017.

(b)	The tangible common equity ratio is common stockholders’ equity less intangible assets divided by total assets less intangible assets.
(c)	The efficiency ratio is noninterest expense to total net interest (te) and noninterest income, excluding amortization of purchased intangibles and nonoperating items.
(d)	See Reconciliation of Non-GAAP Measures “Operating earnings per share – diluted” for the reconciliation of this non-GAAP measure.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
($ in thousands)	2018	2018	2017	2018	2017
Asset Quality Information
Nonaccrual loans (a)	$241,681	$275,179	$238,219	$241,681	$238,219
Restructured loans - still accruing	152,507	166,520	90,502	152,507	90,502
Total nonperforming loans	394,188	441,699	328,721	394,188	328,721
Other real estate (ORE) and foreclosed assets	22,342	26,630	18,049	22,342	18,049
Total nonperforming assets	$416,530	$468,329	$346,770	$416,530	$346,770
Accruing loans 90 days past due (a)	$7,941	$12,724	$18,390	$7,941	$18,390
Net charge-offs	5,074	12,200	5,940	17,274	35,969
Allowance for loan losses	214,530	210,713	221,865	214,530	221,865
Provision for loan losses	8,891	12,253	14,951	21,144	30,942
Ratios:
Nonperforming assets to loans, ORE and foreclosed assets	2.15%	2.45%	1.88%	2.15%	1.88%
Accruing loans 90 days past due to loans	0.04%	0.07%	0.10%	0.04%	0.10%
Nonperforming assets + accruing loans 90 days past due to loans, ORE and foreclosed assets	2.19%	2.52%	1.97%	2.19%	1.97%
Net charge-offs to average loans	0.11%	0.26%	0.13%	0.18%	0.41%
Allowance for loan losses to period-end loans	1.11%	1.10%	1.20%	1.11%	1.20%
Allowance for loan losses to nonperforming loans + accruing loans 90 days past due	53.35%	46.37%	63.92%	53.35%	63.92%

(a)

Nonaccrual loans and accruing loans past due 90 days or more do not include purchased credit impaired loans with an accretable yield. Included in nonaccrual loans are $98.8 million, $118.0 million, and $96.3 million in nonaccruing restructured loans at June 30, 2018, March 31, 2018, and June 30, 2017, respectively.

	June 30,	March 31,	December 31,	September 30,	June 30,
(in thousands)	2018	2018	2017	2017	2017
Period-End Balance Sheet
Total loans, net of unearned income (a)	$19,370,917	$19,092,504	$19,004,163	$18,786,285	$18,473,841
Loans held for sale	36,047	21,827	39,865	23,236	26,787
Securities	6,113,873	5,930,076	5,888,380	5,624,552	5,668,836
Short-term investments	104,210	61,541	92,384	111,725	126,428
Earning assets	25,625,047	25,105,948	25,024,792	24,545,798	24,295,892
Allowance for loan losses	(214,530)	(210,713)	(217,308)	(223,122)	(221,865)
Goodwill	745,523	745,523	745,523	739,403	740,265
Other intangible assets, net	79,700	85,021	90,640	96,525	101,694
Other assets	1,689,707	1,571,558	1,692,439	1,658,151	1,714,583
Total assets	$27,925,447	$27,297,337	$27,336,086	$26,816,755	$26,630,569
Noninterest-bearing deposits	$8,165,796	$8,230,060	$8,307,497	$7,896,384	$7,887,867
Interest-bearing transaction and savings deposits	7,711,542	8,058,793	8,181,554	7,893,546	8,402,133
Interest-bearing public funds deposits	2,854,839	3,108,008	3,040,318	2,762,048	2,537,030
Time deposits	3,503,161	3,088,861	2,723,833	2,981,881	2,615,785
Total interest-bearing deposits	14,069,542	14,255,662	13,945,705	13,637,475	13,554,948
Total deposits	22,235,338	22,485,722	22,253,202	21,553,859	21,442,815
Short-term borrowings	2,314,190	1,452,097	1,703,890	1,737,151	1,810,907
Long-term debt	266,009	300,443	305,513	331,179	407,876
Other liabilities	180,355	163,037	188,532	351,291	155,009
Stockholders' equity	2,929,555	2,896,038	2,884,949	2,863,275	2,813,962
Total liabilities & stockholders' equity	$27,925,447	$27,297,337	$27,336,086	$26,816,755	$26,630,569

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(in thousands)	2018	2018	2017	2018	2017
Average Balance Sheet
Total loans, net of unearned income (a)	$19,193,234	$19,028,490	$18,369,446	$19,111,318	$17,839,191
Loans held for sale	22,575	32,194	22,389	27,358	21,862
Securities (b)	6,032,058	5,897,290	5,241,735	5,965,046	5,140,075
Short-term investments	143,158	148,309	704,560	145,719	557,270
Earning assets	25,391,025	25,106,283	24,338,130	25,249,441	23,558,398
Allowance for loan losses	(212,766)	(216,796)	(216,851)	(214,770)	(221,650)
Goodwill and other intangible assets	827,760	833,269	826,097	830,499	778,198
Other assets	1,479,033	1,514,321	1,578,877	1,496,580	1,531,322
Total assets	$27,485,052	$27,237,077	$26,526,253	$27,361,750	$25,646,268
Noninterest-bearing deposits	$8,149,521	$7,951,121	$7,769,932	$8,050,870	$7,616,945
Interest-bearing transaction and savings deposits	7,860,019	8,043,176	8,047,426	7,951,092	7,475,719
Interest-bearing public fund deposits	2,970,117	3,070,079	2,539,424	3,019,821	2,543,626
Time deposits	3,121,817	2,979,043	2,575,779	3,050,825	2,458,574
Total interest-bearing deposits	13,951,953	14,092,298	13,162,629	14,021,738	12,477,919
Total deposits	22,101,474	22,043,419	20,932,561	22,072,608	20,094,864
Short-term borrowings	1,989,416	1,823,033	2,232,845	1,906,684	2,180,342
Long-term debt	299,695	305,117	428,292	302,391	443,089
Other liabilities	185,470	192,695	145,989	189,062	167,998
Stockholders' equity	2,908,997	2,872,813	2,786,566	2,891,005	2,759,975
Total liabilities & stockholders' equity	$27,485,052	$27,237,077	$26,526,253	$27,361,750	$25,646,268

(a)	Includes nonaccrual loans.
(b)	Average securities do not include unrealized holding gains/losses on available for sale securities.

Reconciliation of Non-GAAP Measures

Reported to core net interest income (te) and core net interest margin

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
($ in thousands)	2018	2018	2017	2018	2017
Net interest income	$211,547	$205,664	$199,717	$417,211	$381,408
Tax-equivalent adjustment (te)(a)	4,081	3,963	8,564	8,044	16,862
Net interest income (te)	215,628	209,627	208,281	425,255	398,270
Purchase accounting adjustments
Loan discount accretion (b)	6,376	7,108	8,801	13,484	13,818
Bond premium amortization (c)	(259)	(315)	(398)	(574)	(852)
Total net purchase accounting adjustments (d)	6,117	6,793	8,403	12,910	12,966
Net interest income (te) - core	$209,511	$202,834	$199,878	$412,345	$385,304
Average earning assets	$25,391,025	$25,106,283	$24,338,130	$25,249,441	$23,558,398
Net interest margin - reported	3.40%	3.37%	3.43%	3.39%	3.40%
Net purchase accounting adjustments	0.09%	0.11%	0.14%	0.11%	0.11%
Net interest margin - core	3.31%	3.26%	3.29%	3.28%	3.29%

Operating revenue (te) and operating pre-provision net revenue (te)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(in thousands)	2018	2018	2017	2018	2017
Net interest income	$211,547	$205,664	$199,717	$417,211	$381,408
Noninterest income	68,832	66,252	67,487	135,084	130,978
Total revenue	280,379	271,916	267,204	552,295	512,386
Tax-equivalent adjustment (a)	4,081	3,963	8,564	8,044	16,862
Nonoperating revenue	—	1,145	—	1,145	(4,352)
Operating revenue (te)	$284,460	$277,024	$275,768	$561,484	$524,896
Noninterest expense	(184,402)	(170,791)	(183,470)	(355,193)	(347,012)
Nonoperating expense	15,805	5,853	10,617	21,658	17,080
Operating pre-prevision net revenue (te)	$115,863	$112,086	$102,915	$227,949	$194,964

Operating earnings per share - diluted

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(amounts in thousands, except per share data)	2018	2018	2017	2018	2017
Net income	$71,177	$72,475	$52,267	$143,652	$101,281
Net income allocated to participating securities	(1,328)	(1,366)	(1,166)	(2,694)	(2,322)
Net income available to common shareholders	69,849	71,109	$51,101	$140,958	$98,959
Nonoperating items, net of applicable income tax	12,486	5,782	6,902	18,268	8,274
Nonoperating items allocated to participating securities	(233)	(109)	(154)	(342)	(186)
Operating earnings available to common shareholders	$82,102	$76,782	57,849	158,884	107,047
Weighted average common shares - diluted	85,483	85,423	84,867	85,451	84,755
Earnings per share -diluted	$0.82	$0.83	$0.60	$1.65	$1.17
Operating earnings per share - diluted	$0.96	$0.90	$0.68	$1.86	$1.26

(a)

Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21% for the three and six months ended June 30, 2018 and the three months ended March 31, 2018, and 35% for the three and six months ended June 30, 2017.  Includes net loan discount accretion arising from business combinations.

(b)	Includes net investment premium amortization arising from business combinations.
(c)	Includes net loan discount accretion and net investment premium amortization as defined in (b) and (c) and amortization of the FDIC loss share receivable related to an FDIC assisted transaction.

LIQUIDITY

Liquidity management is focused on ensuring that funds are available to meet the cash flow requirements of our depositors and borrowers, while also meeting the operating, capital and strategic cash flow needs of the Company, the Bank and other subsidiaries.  We develop liquidity management strategies, and measure and regularly monitor liquidity risk as part of our overall asset/liability management process.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, as well as maturities and repayments of investment securities.  Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements.  Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window.  As shown in the table below, our ratio of free securities to total securities was 49.31% at June 30, 2018, compared to 43.35% at March 31, 2018 and 33.57% at June 30, 2017.  The total of pledged securities at June 30, 2018 was $3.1 billion, down $243 million from March 31, 2018 as collateral related to seasonal public fund tax deposits was released. Total securities at June 30, 2018 were $0.5 billion higher than at June 30, 2017.

	June 30,	March 31,	December 31,	September 30,	June 30,
Liquidity Metrics	2018	2018	2017	2017	2017
Free securities / total securities	49.31%	43.35%	44.15%	36.61%	33.57%
Core deposits / total deposits	89.65%	90.84%	93.03%	91.70%	93.05%
Wholesale funds / core deposits	19.93%	14.44%	13.76%	15.94%	14.92%
Quarter-to-date average loans /quarter-to-date average deposits	86.84%	86.32%	86.57%	87.08%	87.76%

The liability portion of the balance sheet provides liquidity mainly through the ability to use cash sourced from various customers’ interest-bearing and noninterest-bearing deposit and sweep accounts.  Core deposits consist of total deposits excluding certificates of deposit (“CDs”) of $250,000 or more and brokered deposits. The ratio of core deposits to total deposits was 89.65% at June 30, 2018, compared to 90.84% at March 31, 2018 and 93.05% at June 30, 2017. Core deposits totaled $19.9 billion at June 30, 2018, a decrease of $0.5 billion from March 31, 2018, and down $19 million from June 30, 2017. Brokered deposits totaled $1.4 billion as of June 30, 2018, a $208 million increase compared to March 31, 2018 and up $644 million compared to June 30, 2017. The use of brokered deposits as a funding source is subject to strict parameters regarding the amount, term and interest rate.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At June 30, 2018, the Bank had borrowings of approximately $1.9 billion and had approximately $2.7 billion available under this line. The Bank also has unused borrowing capacity at the Federal Reserve’s discount window of approximately $2.2 billion; there were no outstanding borrowings with the Federal Reserve at any date during the twelve months ended June 30, 2018.

Wholesale funds, which are comprised of short-term borrowings, long-term debt and brokered deposits were 19.93% of core deposits at June 30, 2018, compared to 14.44% at March 31, 2018 and 14.92% at June 30, 2017.  The linked quarter and year over year increases in wholesale funds were primarily related to increases in FHLB borrowings and brokered deposits.  Management has established an internal target for wholesale funds to be less than 25% of core deposits.

Another key measure used to monitor our liquidity position is the loan-to-deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding).  The loan-to-deposit ratio measures the amount of funds the Company lends for each dollar of deposits on hand.  Our loan-to-deposit ratio for the second quarter of 2018 was 86.84%, compared to 86.32% for the first quarter of 2018 and 87.76% for the second quarter of 2017.  Management  has established a target range for its loan-to-deposit ratio of 83% to 87%.

Cash generated from operations is another important source of funds to meet liquidity needs.  The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the six months ended June 30, 2018 and 2017.

Dividends received from the Bank have been the primary source of funds available to the Parent for the payment of dividends to our stockholders and for servicing its debt.   The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends the Bank can distribute to the Parent.  The Parent maintains cash and other liquid assets to provide liquidity in an amount sufficient to fund a minimum of at least six quarters of anticipated common stockholder dividends.

CAPITAL RESOURCES

Stockholders’ equity totaled $2.9 billion at June 30, 2018, up $34 million, or 1% from March 31, 2018 and up $116 million, or 4%, from June 30, 2017.  The tangible common equity ratio was 7.76% at June 30, 2018,  compared to 7.80% at March 31, 2018  and 7.65% at June 30, 2017.  The decrease in the ratio from prior quarter is due to growth in tangible assets and the change in other comprehensive loss, partially offset by net tangible retained earnings.  The increase from June 30, 2017 was primarily related to net tangible retained earnings, partially offset by increases in tangible assets and intangible assets related to the FNBC transactions, and the change in accumulated other comprehensive loss.    Management has established an internal target for the tangible common equity ratio of at least 8.00%.  However, management will allow the tangible common equity ratio to drop below 8.00% on a temporary basis if it believes that the shortfall can be replenished through normal operations.

The regulatory capital ratios of the Company and the Bank as of June 30, 2018 remain strong and are well in excess of current regulatory minimum requirements. The Company and the Bank have been categorized as “well-capitalized” in the most recent notices received from our regulators. Both entities currently exceed all capital requirements of the Basel III requirements, including the fully phased-in conservation buffer.    See the Supervision and Regulation section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion of our capital requirements.

The following table shows the regulatory capital ratios for the Company and the Bank as calculated under current rules for the indicated periods. The Company’s and Bank’s regulatory filings for quarters ending March 31, 2018 and prior were filed in the names of Hancock Holding Company and Whitney Bank, respectively.

	Well-	June 30,	March 31,	December 31,	September 30,	June 30,
	Capitalized	2018	2018	2017	2017	2017
Total capital (to risk weighted assets)
Hancock Whitney Corporation	10.00%	12.12%	12.00%	11.90%	11.84%	11.76%
Hancock Whitney Bank	10.00%	11.57%	11.60%	11.55%	11.35%	11.33%
Tier 1 common equity capital (to risk weighted assets)
Hancock Whitney Corporation	6.50%	10.48%	10.35%	10.21%	10.10%	10.01%
Hancock Whitney Bank	6.50%	10.60%	10.63%	10.54%	10.31%	10.28%
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	8.00%	10.48%	10.35%	10.21%	10.10%	10.01%
Hancock Whitney Bank	8.00%	10.60%	10.63%	10.54%	10.31%	10.28%
Tier 1 leverage capital
Hancock Whitney Corporation	5.00%	8.66%	8.51%	8.43%	8.34%	8.21%
Hancock Whitney Bank	5.00%	8.77%	8.75%	8.72%	8.53%	8.44%

Regulatory definitions:

(1)	Tier 1 common equity capital generally includes common equity and retained earnings, reduced by goodwill and other disallowed intangibles, disallowed deferred tax assets and certain other assets.
(2)	Tier 1 capital consists of Tier 1 common equity capital plus non-controlling interest in equity of consolidated subsidiaries and a limited amount of qualifying perpetual preferred stock.
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

On May 24, 2018, our board of directors approved a stock buyback program that authorized the repurchase of up to 5%, or approximately 4.3 million shares of its outstanding common stock. The approved program allows us to repurchase shares of our common stock either in the open market in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions with non-affiliated sellers or as otherwise determined by the Company in one or more transactions, from time to time until December 31, 2019. The Company is not obligated to purchase any shares under this program and the board of directors may terminate or amend the program at any time prior to the expiration. As of June 30, 2018, we have not purchased any shares of our common stock under this program.

BALANCE SHEET ANALYSIS

Securities

Investments in securities totaled $6.1 billion at June 30, 2018, up $184 million, or 3%, from March 31, 2018, and up $445 million from June 30, 2017.  At June 30, 2018, securities available for sale totaled $3.0 billion and securities held to maturity totaled $3.1 billion.

The securities portfolio consists mainly of residential and commercial mortgage-backed securities and collateralized mortgage obligations issued or guaranteed by U.S. government agencies. The portfolio is designed to enhance liquidity while providing an acceptable rate of return.  The Company invests only in high quality investment grade securities with a targeted effective duration for the overall portfolio of between two and five years.  The effective duration calculates the price sensitivity to changes in interest rates.  At June 30, 2018, the average maturity of the portfolio was 6.09 years with an effective duration of 4.89 years and a nominal weighted-average yield of 2.53%. Management simulations indicate that the effective duration would decrease to 4.87 years with a 100 bps increase in the yield curve and increase to 4.96 years with a 200 bps increase.  At March 31, 2018, the average maturity of the portfolio was 6.15 years with an effective duration of 4.87 years and a nominal weighted-average yield of 2.47%.  The average maturity of the portfolio at June 30, 2017 was 5.53 years, while the duration was 4.84 years, and the nominal weighted average yield was 2.35%.

Loans

Total loans at June 30, 2018 were $19.4 billion, up approximately $278 million, or 1%, from March 31, 2018, and up $897 million, or 5%, from June 30, 2017.  Net loan growth continues to be diversified both regionally and in areas identified as a part of the Company’s revenue generating initiatives, including healthcare and equipment finance. Loans to energy related companies decreased $69 million during second quarter of 2018 and are down $246 million compared to June 30, 2017, as we continue to reduce our exposure to that sector.

The following table shows the composition of our loan portfolio:

	June 30,	March 31,	December 31,	September 30,	June 30,
(in thousands)	2018	2018	2017	2017	2017
Total loans:
Commercial non-real estate	$8,410,961	$8,336,222	$8,297,937	$8,129,429	$8,093,104
Commercial real estate - owner occupied	2,233,794	2,185,543	2,142,439	2,076,014	2,078,332
Total commercial and industrial	10,644,755	10,521,765	10,440,376	10,205,443	10,171,436
Commercial real estate - income producing	2,342,192	2,394,862	2,384,599	2,511,808	2,401,673
Construction and land development	1,515,233	1,413,878	1,373,421	1,373,048	1,313,522
Residential mortgages	2,780,359	2,732,821	2,690,472	2,596,692	2,493,923
Consumer	2,088,378	2,029,178	2,115,295	2,099,294	2,093,287
Total loans	$19,370,917	$19,092,504	$19,004,163	$18,786,285	$18,473,841

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

	June 30,		March 31,		December 31,		September 30,		June 30,
	2018		2018		2017		2017		2017
		Pct of		Pct of		Pct of		Pct of		Pct of
($ in thousands)	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial & industrial loans:
Real Estate and Rental and Leasing	$1,195,278	11%	$1,154,304	11%	$1,122,389	11%	$1,134,451	12%	$1,116,117	11%
Health Care and Social Assistance	1,152,593	11	1,159,214	11	1,118,288	11	1,023,939	10	1,084,644	11
Mining, Quarrying, and Oil and Gas Extraction (a)	932,113	9	972,580	9	992,179	10	1,074,822	11	1,131,279	11
Retail Trade (a)	901,020	8	869,662	8	757,998	7	761,418	7	774,414	8
Public Administration	866,052	8	857,736	8	840,773	8	832,638	8	848,543	8
Manufacturing (a)	820,135	8	795,014	8	745,744	7	726,339	7	769,161	8
Transportation and Warehousing (a)	702,615	7	651,869	6	609,011	6	563,263	6	569,923	6
Construction	632,592	6	626,013	6	619,956	6	564,444	6	521,926	5
Wholesale Trade (a)	523,839	5	536,791	5	578,037	6	513,086	5	492,910	5
Finance and Insurance	460,803	4	437,547	4	501,157	5	559,092	5	503,551	5
Professional, Scientific, and Technical Services (a)	440,727	4	433,169	4	429,637	4	356,560	3	371,055	4
Educational Services	437,484	4	440,272	4	462,595	4	438,247	4	434,955	4
Other Services (except Public Administration)	382,737	4	371,913	4	356,787	3	349,711	3	348,080	3
Accommodation and Food Services	366,240	3	357,693	3	324,619	3	340,551	3	305,421	3
Other (a)	830,527	8	857,988	9	981,206	9	966,882	10	899,457	8
Total commercial & industrial loans	$10,644,755	100%	$10,521,765	100%	$10,440,376	100%	$10,205,443	100%	$10,171,436	100%

(a) The Company's energy related lending portfolio includes certain balances within each of these selected industry categories as the definition is based on the borrower’s source of revenue.  The energy related lending portfolio totaled approximately $1.0 billion at June 30, 2018, $1.1 billion at March 31, 2018, December 31, 2017, and September 30, 2017, and $1.2 billion at June 30, 2017.

At June 30, 2018, commercial and industrial (“C&I”) loans, including both non-real estate and owner occupied real estate secured loans, totaled approximately $10.6 billion, an increase of $123 million, or 1%, from March 31, 2018.  Included in C&I are $985 million in energy related loans, which are comprised of credits to both the exploration and production segment and the support services segment.  Energy related loans comprised 5.1% of total loans at June 30, 2018, down from 12.4% in first quarter of 2014, the beginning of the downturn in the energy cycle and meeting our strategic target to reduce concentration of energy loans to 5%.  Second quarter 2018 activity in the energy portfolio included payoffs and paydowns of approximately $137 million and charge-offs of approximately $5 million partially offset by approximately $73 million in draws on existing lines of credit.  Energy charge-offs during the second quarter of 2018 were offset by approximately $7 million in energy related recoveries.

The Bank lends mainly to middle market and smaller commercial entities, although it participates in larger shared credit loan facilities.  Shared national credits funded at June 30, 2018 totaling approximately $1.8 billion, or 9%, of total loans were up $42.6 million from March 31, 2018. Approximately $439 million of our shared national credits were with energy related customers at June 30, 2018.

Commercial real estate – income producing loans totaled approximately $2.3 billion at June 30, 2018, a decrease of $52.7 million, or 2%, from March 31, 2018.  The decrease was related primarily to multifamily and retail properties.  The following table details for the preceding five quarters the end-of-period commercial real estate – income producing loan balances by property type.

	June 30,		March 31,		December 31,		September 30,		June 30,
	2018		2018		2017		2017		2017
		Pct of		Pct of		Pct of		Pct of		Pct of
($ in thousands)	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial real estate - income producing loans:
Retail	$502,809	22%	$521,607	22%	$526,929	22%	$550,720	22%	$511,708	22%
Office	430,319	18	436,789	18	441,539	19	472,169	19	481,626	20
Multifamily	347,732	15	379,932	16	341,783	14	339,656	13	347,583	15
Hotel/Motel	332,411	14	336,724	14	328,238	14	299,796	12	296,996	12
Industrial	279,041	12	270,812	11	272,133	11	327,048	13	269,985	11
Other	449,880	19	448,998	19	473,977	20	522,419	21	493,775	21
Total commercial real estate - income producing loans	$2,342,192	100%	$2,394,862	100%	$2,384,599	100%	$2,511,808	100%	$2,401,673	100%

Construction and land development loans, totaling approximately $1.5 billion at June 30, 2018, increased $101.4 million from March 31, 2018.  Residential mortgages increased $47.5 million and consumer loans increased $59.2 million during the second quarter of 2018.

We currently expect end of period loan growth for third quarter 2018 of approximately $250 to $300 million and the full year 2018 end of period loan growth in the range of 5% to 6%.

Allowance for Loan Losses and Asset Quality

The Company's total allowance for loan losses was $214.5 million at June 30, 2018, compared to $210.7 million at March 31, 2018 and $217.3 million at December 31, 2017.  The ratio of the allowance for loan losses to period-end loans increased slightly to 1.11%, compared to 1.10% at March 31, 2018 but is down from 1.14% at year end.  The increase in allowance as well as coverage compared to first quarter 2018 is driven by a $7.4 million increase in allowance for loan losses on the nonenergy portfolio, partially offset by a decrease of $3.6 million in energy reserves.  The increase in the nonenergy allowance reflects increased growth and diversification of this portfolio and criticized and nonperforming levels that, while down compared to the prior period-end, remain elevated compared to the last several years.  The decline in energy reserves reflects the continued improvement in crude oil prices, a sizable decline in energy exposure and a significant reduction in criticized loan balances. Management believes the allowance level for the energy portfolio, as built in previous quarters, remains adequate and we are continuing to allow it to decline as we work through problem credits.

The Company’s balance of criticized commercial loans totaled $0.9 billion at June 30, 2018, down $187 million, or 17% compared to March 31, 2018, with a decrease in nonenergy criticized loans of $72 million and a decrease in energy of $115 million. Commercial criticized loans are down $179 million compared to December 31, 2017, with the energy portfolio down $141 million and nonenergy down $38 million.  Criticized loans are defined as those having potential weaknesses that deserve management’s close attention (risk-rated special mention, substandard and doubtful), including both accruing and nonaccruing loans. Our nonenergy criticized portfolio, totaling $489 million at June 30, 2018, is comprised of loans that are diversified as to both industry and geography and the level as a percentage of total loans is not outside of historical norms. As of June 30, 2018, criticized loans in the energy portfolio were $408 million, or approximately 46% of that portfolio. Energy related loans delinquent for more than 30 days, including accrual and nonaccrual loans, totaled $62 million, or 6%, of the energy portfolio at June 30, 2018, down from 10% at March 31, 2018.

Management continues to closely monitor the ability of our energy related customers to service their debt, including reviews of customers’ balance sheets, leverage ratios, collateral values and other critical lending metrics.  We note that even with the rise in commodity prices, we expect a lag in the recovery of energy service and support credits, and we believe the key to resolution of many of these credits is stabilized prices over the longer-term.  While we are seeing general improvement in risk profiles for upstream and onshore segments, there is lingering pressure for the offshore support segment. Based upon information currently available, management is maintaining the estimate that net charge-offs from energy related credits could be as high as $95 million over the duration of the downturn, which started in the first quarter of 2014.  To date, we have recorded approximately $79 million in energy related net charge-offs since the downturn of the cycle began.  See Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion of our energy portfolio and its potential impact on the allowance for loan losses.

The following table provides a breakout of the allowance for loan loss for the energy portfolio, allocated by sector, as of June 30, 2018 and December 31, 2017.

	June 30, 2018			December 31, 2017
(in millions)	Outstanding Balance	Allocated Allowance for Loan and Lease Losses	Allowance for Loan and Lease Losses as a % of Loans	Outstanding Balance	Allocated Allowance for Loan and Lease Losses	Allowance for Loan and Lease Losses as a % of Loans
Upstream (reserve-based lending)	$313	$8.3	2.7%	$353	$11.4	3.2%
Midstream	60	0.8	1.3%	52	0.4	0.7%
Support - drilling	122	6.2	5.1%	121	10.5	8.6%
Support - nondrilling	489	43.6	8.9%	529	47.9	9.1%
Total	$984	$58.9	6.0%	$1,055	$70.2	6.7%

Net charge-offs were $5.1 million, or 0.11%, of average total loans on an annualized basis in the second quarter of 2018, down from $12.2 million, or 0.26%, of average total loans in the first quarter of 2018.  The energy portfolio reflected a net recovery in the second quarter of 2018 of $1.9 million, consisting of gross charge-offs of $5.0 million, net of recoveries of $6.9 million.  There were approximately $4.3 million of net charge-offs related to energy credits in the first quarter of 2018, with gross charge-offs of $7.6 million and recoveries of $3.3 million.  Commercial nonenergy net charge-offs were up $2.1 million to $3.6 million in second quarter of 2018. Consumer loan charge-offs of $3.6 million were down $2.6 million for the quarter, or $1.1 million, excluding the impact of charge-offs from the consumer finance company sold March 9, 2018.  Mortgage continued to perform well during second quarter of 2018 with a net recovery of $0.3 million compared to minimal losses in first quarter of 2018.

The following table sets forth activity in the allowance for loan losses for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2018	2018	2017	2018	2017
Allowance for loan losses at beginning of period	$210,713	$217,308	$213,550	$217,308	$229,418
Loans charged-off:
Commercial non real estate	2,510	9,335	1,427	11,845	26,218
Commercial real estate - owner-occupied	5,953	851	488	6,804	517
Total commercial & industrial	8,463	10,186	1,915	18,649	26,735
Commercial real estate - income producing	1,604	—	153	1,604	160
Construction and land development	210	10	81	220	172
Total commercial	10,277	10,196	2,149	20,473	27,067
Residential mortgages	306	192	428	498	776
Consumer	4,916	8,048	6,582	12,964	15,260
Total charge-offs	15,499	18,436	9,159	33,935	43,103
Commercial non real estate	8,330	4,146	880	12,476	1,818
Commercial real estate - owner-occupied	187	88	61	275	336
Total commercial & industrial	8,517	4,234	941	12,751	2,154
Commercial real estate - income producing	2	63	23	65	398
Construction and land development	9	29	284	38	755
Total commercial	8,528	4,326	1,248	12,854	3,307
Residential mortgages	596	116	168	712	281
Consumer	1,301	1,794	1,803	3,095	3,546
Total recoveries	10,425	6,236	3,219	16,661	7,134
Total net charge-offs	5,074	12,200	5,940	17,274	35,969
Decrease in allowance as a result of sale of subsidiary	—	(6,648)	—	(6,648)	—
Provision for loan losses before FDIC benefit	8,891	12,253	14,255	21,144	28,416
Benefit attributable to FDIC loss share agreement	—	—	696	—	2,526
Provision for loan losses, net	8,891	12,253	14,951	21,144	30,942
Increase (decrease) in FDIC loss share receivable	—	—	(696)	—	(2,526)
Allowance for loan losses at end of period	$214,530	$210,713	$221,865	$214,530	$221,865
Ratios:
Gross charge-offs to average loans	0.32%	0.39%	0.20%	0.36%	0.48%
Recoveries to average loans	0.22%	0.13%	0.07%	0.18%	0.08%
Net charge-offs to average loans	0.11%	0.26%	0.13%	0.18%	0.41%
Allowance for loan losses to period-end loans	1.11%	1.10%	1.20%	1.11%	1.20%

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, troubled debt restructurings and foreclosed and surplus ORE and other foreclosed assets.  Loans past due 90 days or more and still accruing are also disclosed.

	June 30,	December 31,
(in thousands)	2018	2017
Loans accounted for on a nonaccrual basis: (a)
Commercial non-real estate	$63,253	$63,387
Commercial non-real estate - restructured	91,798	89,476
Total commercial non-real estate	155,051	152,863
Commercial real estate - owner occupied	24,584	23,549
Commercial real estate - owner-occupied - restructured	1,632	2,440
Total commercial real estate - owner-occupied	26,216	25,989
Commercial real estate - income producing	5,955	9,054
Commercial real estate - income producing - restructured	4,545	5,520
Total commercial real estate - income producing	10,500	14,574
Construction and land development	4,161	3,791
Construction and land development - restructured	13	16
Total construction and land development	4,174	3,807
Residential mortgage	30,609	38,703
Residential mortgage - restructured	784	1,777
Total residential mortgage	31,393	40,480
Consumer	14,347	15,087
Consumer - restructured	—	—
Total consumer	14,347	15,087
Total nonaccrual loans	$241,681	$252,800
Restructured loans - still accruing:
Commercial non-real estate	$142,190	$114,224
Commercial real estate - owner occupied	7,661	1,578
Commercial real estate - income producing	1,539	3,827
Construction and land development	—	—
Residential mortgage	518	480
Consumer	599	384
Total restructured loans - still accruing	152,507	120,493
Total nonperforming loans	394,188	373,293
ORE and foreclosed assets	22,342	27,542
Total nonperforming assets (b)	$416,530	$400,835
Loans 90 days past due still accruing to loans (c)	$7,941	$27,766
Total restructured loans	$251,279	$219,722
Ratios:
Nonperforming assets to loans plus ORE and foreclosed assets	2.15%	2.11%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	53.35%	54.18%
Loans 90 days past due still accruing to loans	0.04%	0.15%

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

Nonperforming assets totaled $416.5 million at June 30, 2018, down $51.8 million from March 31, 2018, but up $15.7 million from December 31, 2017 and $69.8 million from June 30, 2017.  Nonperforming loans decreased approximately $47.5 million compared to March 31, 2018, with the energy portfolio down $41.4 million and nonenergy down $6.1 million. The reduction in energy nonperforming loans includes paydowns, note sales, charge-offs and return to performing status as we continue to work to resolve problem credits. Nonperforming assets as a percent of total loans, ORE and other foreclosed assets was 2.15% at June 30, 2018, down 30 bps from March 31, 2018 and up 4 bps from December 31, 2017 and 27 bps from June 30, 2017.

Short-Term Investments

Short-term liquidity assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors.  Short-term liquidity investments, including interest-bearing bank deposits and federal funds sold, were $104.2 million at June 30, 2018. This represents an increase of $42.7 million from March 31, 2018 and a decrease of $22.2 million compared to June 30, 2017. These assets are highly volatile on a daily basis depending upon movement in customer loan and deposit accounts.  Average short-term investments of $143.2 million for the second quarter of 2018 were down $5.1 million compared to the first quarter of 2018, and down $561.4 million compared to the second quarter of 2017. See the Liquidity section above for further discussion regarding the management of our short-term investment portfolio and the impact upon our liquidity in general.

Deposits

Total deposits were $22.2 billion at June 30, 2018, down $250.4 million, or 1%, from March 31, 2018, and up $792 million, or 4%, from June 30, 2017.  Average deposits for the second quarter of 2018 were $22.1 billion, up $58.1 million, or less than 1%, from the first quarter of 2018 and up $1.2 billion, or 6%, from the second quarter of 2017.

Noninterest-bearing demand deposits were $8.2 billion at June 30, 2018, down $64.3 million, or less than 1%, linked quarter, and up $277.9 million, or 4%, year over year. Noninterest-bearing demand deposits comprised 37% of total deposits at June 30, 2018, March 31, 2018, and June 30, 2017.

Interest-bearing transaction and savings accounts of $7.7 billion at June 30, 2018 decreased $347.3 million, or 4%, compared to March 31, 2018, with some shift into higher rate certificates of deposit, and decreased $690.6 billion, or 8%, compared to June 30, 2017.

Interest-bearing public fund deposits totaled $2.9 billion at June 30, 2018, down $253.2 million, or 8% from March 31, 2018, with normal seasonal trends, and up $317.8 million, or 13%, compared to June 30, 2017.  Time deposits other than public funds totaled $3.5 billion at June 30, 2018 up $414.3 million from March 31, 2018, which includes an increase in brokered CDs of $207.8 million.

Short-Term Borrowings

At June 30, 2018, short-term borrowings totaled $2.3 billion, up $862.1 million from March 31, 2018, as FHLB borrowings increased $877.7 million, securities sold under repurchase agreements increased $9.8 million, and federal funds purchased decreased $25.4 million.  Short-term borrowings increased $503.3 million from June 30, 2017.

Average short-term borrowings of $2.0 billion in the second quarter of 2018 were up $166.4 million, or 9%, compared to the first quarter of 2018, and down $243.4 million, or 11%, compared to the second quarter of 2017.  Customer repurchase agreements and FHLB borrowings are the major sources of short-term borrowings. Customer repurchase agreements are offered mainly to commercial customers to assist them with their cash management strategies or to provide a temporary investment vehicle for their excess liquidity pending redeployment for corporate or investment purposes. While customer repurchase agreements provide a recurring source of funds to the Bank, the amounts available over time can be volatile.  FHLB borrowings are funds from the Federal Home Loan Bank that are collateralized by single family and commercial real estate loans included in the Bank’s loan portfolio, subject to specific criteria.

Long-Term Debt

At June 30, 2018, long-term debt totaled $266.0 million, down $34.4 million from March 31, 2018.  The decrease in long-term debt for the second quarter 2018 reflects a $30 million payment in addition to the regularly scheduled payment on the Parent’s term note maturing in December 2018.  The Company was in compliance with all contractual covenants, as amended, related to long-term debt as of June 30, 2018.

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

The following table shows the commitments to extend credit and letters of credit at June 30, 2018 according to expiration date.

		Expiration Date

		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$7,096,587	$3,033,828	$1,331,374	$1,418,518	$1,312,867
Letters of credit	362,198	280,336	31,264	12,217	38,381
Total	$7,458,785	$3,314,164	$1,362,638	$1,430,735	$1,351,248

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

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 16 to our Consolidated Financial Statements included elsewhere in this report.

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

The table below presents the results of simulations run as of June 30, 2018 for year 1 and year 2, assuming the indicated instantaneous and sustained parallel shift in the yield curve at the measurement date. The results demonstrate an increase in net interest income as rates rise and a decline should rates fall as compared to the stable rate environment assumed for the base case.

	Estimated Increase
	(Decrease) in NII
Change in Interest Rates	Year 1	Year 2
(basis points)
- 100	(1.24)%	(1.69)%
+100	1.98%	2.49%
+200	3.49%	4.21%
+300	4.66%	5.28%

Note: Decrease in interest rates limited to 100 basis points in the current rate environment

The foregoing disclosures related to our market risk should be read in conjunction with our audited consolidated financial statements, related notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were effective.

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.  Exhibits

(a)  Exhibits:

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	Exhibit	Filing Date
3.1	Composite Articles of the Company		8-K	3.1	5/24/2018
3.2	Amended and Restated Bylaws		8-K	3.2	5/24/2018
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	XBRL Interactive Data	X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Hancock Whitney Corporation

By:	/s/ John M. Hairston
John M. Hairston
President & Chief Executive Officer
(Principal Executive Officer)

/s/ Michael M. Achary
Michael M. Achary
Senior Executive Vice President & Chief Financial Officer

/s/ Stephen E. Barker
Stephen E. Barker
Executive Vice President & Chief Accounting Officer August 7, 2018