Form 10-Q
period 2018-09-30
HANCOCK WHITNEY CORP
filed 2018-11-02
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________________________________________

FORM 10-Q

___________________________________________________________

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

85,166,404 common shares were outstanding as of October 31, 2018.

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

TDR – troubled debt restructuring (as defined in ASC 310-40)

TSR – total shareholder return

U.S. Treasury – The United States Department of the Treasury

Part I. Financial Information

Item 1. Financial Statements

Hancock Whitney Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except per share data)	2018	2017
ASSETS
Cash and due from banks	$339,609	$386,948
Interest-bearing bank deposits	107,635	92,157
Federal funds sold	439	227
Securities available for sale, at fair value (amortized cost of $3,048,851 and $2,949,057)	2,918,185	2,910,869
Securities held to maturity (fair value of $2,975,455 and $2,962,010)	3,069,262	2,977,511
Loans held for sale	29,043	39,865
Loans	19,543,717	19,004,163
Less: allowance for loan losses	(214,550)	(217,308)
Loans, net	19,329,167	18,786,855
Property and equipment, net of accumulated depreciation of $221,295 and $214,998	343,833	333,663
Prepaid expenses	35,470	28,015
Other real estate and foreclosed assets, net	27,475	27,542
Accrued interest receivable	87,567	82,191
Goodwill	791,157	745,523
Other intangible assets, net	101,438	90,640
Life insurance contracts	550,261	541,081
Deferred tax asset, net	59,570	53,979
Other assets	308,064	239,020
Total assets	$28,098,175	$27,336,086
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$8,140,530	$8,307,497
Interest-bearing	14,277,277	13,945,705
Total deposits	22,417,807	22,253,202
Short-term borrowings	2,276,647	1,703,890
Long-term debt	215,912	305,513
Accrued interest payable	15,986	8,680
Other liabilities	192,945	179,852
Total liabilities	25,119,297	24,451,137
Stockholders' equity:
Common stock	292,716	292,716
Capital surplus	1,735,444	1,718,117
Retained earnings	1,170,897	1,008,518
Accumulated other comprehensive loss, net	(220,179)	(134,402)
Total stockholders' equity	2,978,878	2,884,949
Total liabilities and stockholders' equity	$28,098,175	$27,336,086
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	87,903	87,903
Common shares outstanding	85,364	85,200

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Interest income:
Loans, including fees	$224,332	$199,702	$645,340	$566,663
Loans held for sale	268	216	784	669
Securities-taxable	32,482	26,616	92,566	74,385
Securities-tax exempt	5,461	5,608	16,488	16,643
Short-term investments	669	574	1,733	3,048
Total interest income	263,212	232,716	756,911	661,408
Interest expense:
Deposits	34,190	21,789	91,019	52,972
Short-term borrowings	11,780	4,425	24,547	11,598
Long-term debt	3,048	3,645	9,940	12,573
Total interest expense	49,018	29,859	125,506	77,143
Net interest income	214,194	202,857	631,405	584,265
Provision for loan losses	6,872	13,040	28,016	43,982
Net interest income after provision for loan losses	207,322	189,817	603,389	540,283
Noninterest income:
Service charges on deposit accounts	21,377	21,444	63,806	60,711
Trust fees	16,738	10,742	39,726	33,459
Bank card and ATM fees	14,862	13,390	44,784	39,545
Investment and annuity fees and insurance commissions	6,652	6,230	19,041	17,939
Secondary mortgage market operations	4,333	4,157	11,699	11,965
Other income	11,556	11,152	31,546	34,474
Total noninterest income	75,518	67,115	210,602	198,093
Noninterest expense:
Compensation expense	84,389	82,242	244,374	237,486
Employee benefits	18,084	16,901	55,316	54,869
Personnel expense	102,473	99,143	299,690	292,355
Net occupancy expense	11,895	12,448	35,221	36,285
Equipment expense	4,520	3,779	12,328	11,457
Data processing expense	20,492	16,798	55,214	48,993
Professional services expense	9,555	10,062	32,191	31,691
Amortization of intangible assets	5,638	6,070	16,578	16,532
Telecommunications and postage	3,598	3,876	11,063	11,081
Deposit insurance and regulatory fees	8,345	7,883	24,669	21,356
Other real estate (income) expense	16	199	(63)	(2,329)
Other expense	14,655	17,358	49,489	57,207
Total noninterest expense	181,187	177,616	536,380	524,628
Income before income taxes	101,653	79,316	277,611	213,748
Income taxes	17,775	20,414	50,081	53,565
Net income	$83,878	$58,902	$227,530	$160,183
Earnings per common share-basic	$0.96	$0.68	$2.62	$1.85
Earnings per common share-diluted	$0.96	$0.68	$2.61	$1.85
Dividends paid per share	$0.27	$0.24	$0.75	$0.72
Weighted average shares outstanding-basic	85,348	84,749	85,298	84,577
Weighted average shares outstanding-diluted	85,539	84,980	85,482	84,818

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Net income	$83,878	$58,902	$227,530	$160,183
Other comprehensive income/loss before income taxes:
Net change in unrealized gain/loss on securities available for sale and cash flow hedges	(25,242)	5,949	(110,895)	19,794
Reclassification of net losses realized and included in earnings	2,547	1,374	6,560	4,479
Valuation adjustment for pension plan amendment	—	—	—	17,315
Other valuation adjustments for employee benefit plans	—	1,597	(9,039)	(9,185)
Amortization of unrealized net loss on securities transferred to held to maturity	747	977	2,427	2,726
Other comprehensive income/loss before income taxes	(21,948)	9,897	(110,947)	35,129
Income tax expense (benefit)	(4,978)	3,609	(25,170)	12,748
Other comprehensive income/loss net of income taxes	(16,970)	6,288	(85,777)	22,381
Comprehensive income	$66,908	$65,190	$141,753	$182,564

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
					Other
	Common Stock		Capital	Retained	Comprehensive
(in thousands, except per share data)	Shares Issued	Amount	Surplus	Earnings	Loss, Net	Total
Balance, December 31, 2016	87,495	$291,358	$1,698,253	$850,689	$(120,532)	$2,719,768
Net income	—	—	—	160,183	—	160,183
Other comprehensive income	—	—	—	—	22,381	22,381
Comprehensive income	—	—	—	160,183	22,381	182,564
Cash dividends declared ($0.72 per common share)	—	—	—	(62,400)	—	(62,400)
Common stock activity, long-term incentive plan	—	—	20,910	119	—	21,029
Issuance of stock from dividend reinvestment	—	—	2,314	—	—	2,314
Balance, September 30, 2017	87,495	$291,358	$1,721,477	$948,591	$(98,151)	$2,863,275

Balance, December 31, 2017	87,903	$292,716	$1,718,117	$1,008,518	$(134,402)	$2,884,949
Net income	—	—	—	227,530	—	227,530
Other comprehensive income	—	—	—	—	(85,777)	(85,777)
Comprehensive income	—	—	—	227,530	(85,777)	141,753
Cash dividends declared ($0.75 per common share)	—	—	—	(65,287)	—	(65,287)
Common stock activity, long-term incentive plan	—	—	14,832	136	—	14,968
Issuance of stock from dividend reinvestment and stock purchase plan	—	—	2,495	—	—	2,495
Balance, September 30, 2018	87,903	$292,716	$1,735,444	$1,170,897	$(220,179)	$2,978,878

See notes to unaudited consolidated financial statements.

 Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$227,530	$160,183
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,740	20,942
Provision for loan losses	28,016	43,982
Gain on other real estate owned	(313)	(1,865)
Deferred tax expense	20,342	8,072
Increase in cash surrender value of life insurance contracts	(6,714)	(10,855)
Loss on disposal of other assets	1,748	1,662
Loss on sale of business	1,145	—
Net decrease in loans held for sale	10,942	11,583
Net amortization of securities premium/discount	25,440	24,119
Amortization of intangible assets	16,578	16,532
Amortization of FDIC indemnification asset	—	2,427
Stock-based compensation expense	14,868	12,370
Decrease in interest payable and other liabilities	(2,662)	(5,038)
Net cash receipts from FDIC for loss share claims	—	2,300
Decrease in FDIC loss share receivable	—	8,613
Increase (decrease) in payable to FDIC for loan servicing	(11,113)	180,882
(Increase) decrease in other assets	(15,748)	11,446
Other, net	299	17,723
Net cash provided by operating activities	330,098	505,078
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	—	213,877
Proceeds from maturities of securities available for sale	253,755	249,270
Purchases of securities available for sale	(365,529)	(578,690)
Proceeds from maturities of securities held to maturity	272,986	276,073
Purchases of securities held to maturity	(375,770)	(554,442)
Net (increase) decrease in short-term investments	(15,690)	331,746
Proceeds from sales of loans and leases	47,481	44,823
Net increase in loans	(706,989)	(770,051)
Purchase of life insurance contracts	(1,601)	(50,000)
Purchases of property and equipment	(32,583)	(16,086)
Proceeds from sales of property and equipment	52	389
Proceeds from sales of other real estate	10,114	15,357
Cash received in excess of cash paid for acquisitions	141,769	476,801
Proceeds from the sale of business, net of cash sold	77,648	—
Other, net	(50,987)	(28,976)
Net cash used in investing activities	(745,344)	(389,909)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(52,709)	181,084
Net increase (decrease) in short-term borrowings	572,757	(84,890)
Repayments of long-term debt	(90,142)	(198,690)
Net proceeds from issuance of long-term debt	124	124
Dividends paid	(65,287)	(62,400)
Payroll tax remitted on net share settlement of equity awards	(563)	(3,235)
Proceeds from exercise of stock options	1,232	11,610
Proceeds from dividend reinvestment and stock purchase plans	2,495	2,314
Net cash provided by (used in) financing activities	367,907	(154,083)
NET DECREASE IN CASH AND DUE FROM BANKS	(47,339)	(38,914)
CASH AND DUE FROM BANKS, BEGINNING	386,948	372,689
CASH AND DUE FROM BANKS, ENDING	$339,609	$333,775
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$19,542	$4,770

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

Critical Accounting Policies and Estimates

There were no material changes or developments during the reporting period with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2017.  Refer to Note 16 – Recent Accounting Pronouncements for a discussion of accounting standards adopted during the nine months ended September 30, 2018.

2.  Acquisitions and Divestiture

On July 13, 2018, the Company acquired the bank-managed high net worth individual and institutional investment management and trust business of Capital One, National Association (“Capital One”).  The transaction added assets under management of $4 billion and assets under management and administration of $10.4 billion to the Company’s existing trust and asset management business.  In addition, the Company assumed approximately $217 million of customer deposit liabilities. The net consideration received is subject to final settlement, which is expected to occur during the first quarter of 2019. The following table sets forth the preliminary acquisition date fair value of the assets acquired and the liabilities assumed, the consideration received, and the resulting goodwill.

(in thousands)
ASSETS
Accounts receivable	$2,803
Identifiable intangible assets	27,377
Total identifiable assets	30,180

LIABILITIES
Deposit liabilities	217,432
Other liabilities	151
Total liabilities	217,583
Net liabilities assumed	(187,403)
Consideration received	141,769
Goodwill	$45,634

Identifiable intangible assets include customer relationships that are being amortized using an accelerated method based on forecasted cash flows over a useful life of approximately 17 years.  Goodwill represents the excess of the fair value of net liabilities assumed over the consideration received. It is comprised of estimated future economic benefits arising from the transaction that cannot be individually identified or do not qualify for separate recognition.  These benefits include expanded presence in existing markets and entry into new markets, and expected earnings streams and operational efficiencies that the Company believes will result from this business combination. The tax basis of the goodwill is expected to be deductible for federal income tax purposes. The following table presents the change in the Company’s goodwill during the nine months ended September 30, 2018.

(in thousands)

Goodwill balance at December 31, 2017	$745,523
Initial goodwill recorded in acquisition of trust and asset management business	45,634
Goodwill balance at September 30, 2018	$791,157

The results of acquired business are not material to the Company’s results of operations. As such, supplemental proforma financial information for the nine months ended September 30, 2018 and 2017 is not presented. During the nine months ended September 30, 2018, the Company incurred acquisition related costs of approximately $5.7 million.

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

Securities Available for Sale
(in thousands)	September 30, 2018				December 31, 2017
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$94,366	—	5,054	89,312	$99,535	$—	$2,263	$97,272
Municipal obligations	243,546	95	10,928	232,713	245,997	1,135	3,346	243,786
Residential mortgage-backed securities	1,793,698	1,969	64,392	1,731,275	1,729,989	5,611	20,387	1,715,213
Commercial mortgage-backed securities	770,245	—	47,363	722,882	704,518	480	17,863	687,135
Collateralized mortgage obligations	143,496	—	4,993	138,503	165,518	4	1,559	163,963
Corporate debt securities	3,500	—	—	3,500	3,500	—	—	3,500
	$3,048,851	$2,064	$132,730	$2,918,185	$2,949,057	$7,230	$45,418	$2,910,869

Securities Held to Maturity
(in thousands)	September 30, 2018				December 31, 2017
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$50,000	—	708	49,292	$50,000	$—	$289	$49,711
Municipal obligations	699,470	355	17,809	682,016	723,094	8,323	4,245	727,172
Residential mortgage-backed securities	668,320	—	15,501	652,819	725,748	4,175	2,690	727,233
Commercial mortgage-backed securities	357,428	—	17,429	339,999	317,185	40	3,915	313,310
Collateralized mortgage obligations	1,294,044	—	42,715	1,251,329	1,161,484	572	17,472	1,144,584
	$3,069,262	$355	$94,162	$2,975,455	$2,977,511	$13,110	$28,611	$2,962,010

The following tables present the amortized cost and estimated fair value of debt securities available for sale and held to maturity at September 30, 2018 by contractual maturity.  Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateralized mortgage obligations.

Debt Securities Available for Sale	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$4,814	$4,820
Due after one year through five years	54,339	54,077
Due after five years through ten years	1,259,696	1,196,235
Due after ten years	1,730,002	1,663,053
Total available for sale debt securities	$3,048,851	$2,918,185

Debt Securities Held to Maturity	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$24,832	$24,909
Due after one year through five years	130,348	127,950
Due after five years through ten years	1,452,690	1,407,279
Due after ten years	1,461,392	1,415,317
Total held to maturity securities	$3,069,262	$2,975,455

The Company held no securities classified as trading at September 30, 2018 or December 31, 2017.

The fair value and gross unrealized losses for securities classified as available for sale with unrealized losses for the periods indicated follow.

Available for Sale
September 30, 2018	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$41,765	2,027	47,547	3,027	$89,312	$5,054
Municipal obligations	53,337	1,568	165,732	9,360	219,069	10,928
Residential mortgage-backed securities	652,504	11,892	1,029,004	52,500	1,681,508	64,392
Commercial mortgage-backed securities	247,504	8,368	475,379	38,995	722,883	47,363
Collateralized mortgage obligations	82,853	2,836	55,650	2,157	138,503	4,993
	$1,077,963	$26,691	$1,773,312	$106,039	$2,851,275	$132,730

Available for Sale
December 31, 2017	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$45,616	$42	$51,157	$2,221	$96,773	$2,263
Municipal obligations	2,768	11	173,530	3,335	176,298	3,346
Residential mortgage-backed securities	461,835	4,195	898,099	16,192	1,359,934	20,387
Commercial mortgage-backed securities	203,618	995	411,046	16,868	614,664	17,863
Collateralized mortgage obligations	128,174	1,076	35,488	483	163,662	1,559
	$842,011	$6,319	$1,569,320	$39,099	$2,411,331	$45,418

The fair value and gross unrealized losses for securities classified as held to maturity with unrealized losses for the periods indicated follow.

Held to maturity
September 30, 2018	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	—	49,292	708	$49,292	$708
Municipal obligations	378,622	7,288	217,955	10,521	596,577	17,809
Residential mortgage-backed securities	454,003	6,996	198,816	8,505	652,819	15,501
Commercial mortgage-backed securities	270,664	11,146	69,335	6,283	339,999	17,429
Collateralized mortgage obligations	572,469	11,263	678,860	31,452	1,251,329	42,715
	$1,675,758	$36,693	$1,214,258	$57,469	$2,890,016	$94,162

Held to maturity
December 31, 2017	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	$—	$49,711	$289	$49,711	$289
Municipal obligations	14,603	19	230,960	4,226	245,563	4,245
Residential mortgage-backed securities	8,815	99	230,277	2,591	239,092	2,690
Commercial mortgage-backed securities	174,882	744	72,499	3,171	247,381	3,915
Collateralized mortgage obligations	570,289	5,653	472,536	11,819	1,042,825	17,472
	$768,589	$6,515	$1,055,983	$22,096	$1,824,572	28,611

The unrealized losses relate primarily to changes in market rates on fixed rate debt securities since the respective purchase dates.  In all cases, the indicated impairment on these debt securities would be recovered no later than the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market.  None of the unrealized losses relate to the marketability of the securities or the issuers’ abilities to meet contractual obligations.  The Company had adequate liquidity as of September 30, 2018 and December 31, 2017 and did not intend to nor believe that it would be required to sell these securities before recovery of the indicated impairment.  Accordingly, the unrealized losses on these securities were determined to be temporary. Should the Company’s intent to sell these securities change, the difference between the amortized cost and the fair value will be recognized into earnings at that time.

There were no sales of securities during the nine months ended September 30, 2018. Proceeds from the sales of securities were approximately $213.9 million with no gain or loss for the nine months ended September 30, 2017.

Securities with carrying values totaling $3.1 billion and $3.3 billion at September 30, 2018 and December 31, 2017, respectively, were pledged as collateral, primarily to secure public deposits or securities sold under agreements to repurchase.

4.  Loans and Allowance for Loan Losses

The Company generally makes loans in its market areas of south Mississippi, southern and central Alabama, south Louisiana, the Houston, Texas area, the northern, central and panhandle regions of Florida, and Nashville, Tennessee. Loans, net of unearned income, by portfolio are presented in the table below.

	September 30,	December 31,
(in thousands)	2018	2017
Commercial non-real estate	$8,438,884	$8,297,937
Commercial real estate - owner occupied	2,300,271	2,142,439
Total commercial and industrial	10,739,155	10,440,376
Commercial real estate - income producing	2,311,699	2,384,599
Construction and land development	1,523,419	1,373,421
Residential mortgages	2,846,916	2,690,472
Consumer	2,122,528	2,115,295
Total loans	$19,543,717	$19,004,163

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

Allowance for Loan Losses

The following tables show activity in the allowance for loan losses by portfolio class for the nine months ended September 30, 2018 and 2017, as well as the corresponding recorded investment in loans at the end of each period. Charge-off, recovery and provision activity in the purchased credit impaired portfolio previously segregated has been collapsed into the remainder of the portfolio’s activity as it is no longer material, and the respective reclassifications have been made to the prior period to conform to the current presentation.

		Commercial		Commercial
	Commercial	real estate-	Total	real estate-	Construction
	non-real	owner	commercial	income	and land	Residential
(in thousands)	estate	occupied	and industrial	producing	development	mortgages	Consumer	Total
	Nine Months Ended September 30, 2018
Allowance for loan losses:
Beginning balance	$127,918	$12,962	$140,880	$13,709	$7,372	$24,844	$30,503	$217,308
Charge-offs	(15,401)	(7,330)	(22,731)	(1,633)	(265)	(585)	(18,599)	(43,813)
Recoveries	13,234	282	13,516	221	68	1,854	4,028	19,687
Net provision for loan losses	(5,073)	7,203	2,130	6,288	6,248	(1,803)	15,153	28,016
Reduction as a result of sale of subsidiary	—	—	—	—	—	—	(6,648)	(6,648)
Ending balance	$120,678	$13,117	$133,795	$18,585	$13,423	$24,310	$24,437	$214,550
Ending balance:
Allowance:	September 30, 2018
Individually evaluated for impairment	$23,101	$225	$23,326	$285	$1	$163	$131	$23,906
Amounts related to purchased credit impaired loans	327	403	730	45	91	10,109	433	11,408
Collectively evaluated for impairment	97,250	12,489	109,739	18,255	13,331	14,038	23,873	179,236
Total allowance	$120,678	$13,117	$133,795	$18,585	$13,423	$24,310	$24,437	$214,550
Loans:
Individually evaluated for impairment	$275,966	$22,437	$298,403	$4,615	$112	$3,061	$890	$307,081
Purchased credit impaired loans	7,907	7,113	15,020	3,790	4,232	107,535	4,458	135,035
Collectively evaluated for impairment	8,155,011	2,270,721	10,425,732	2,303,294	1,519,075	2,736,320	2,117,180	19,101,601
Total loans	$8,438,884	$2,300,271	$10,739,155	$2,311,699	$1,523,419	$2,846,916	$2,122,528	$19,543,717

		Commercial		Commercial
	Commercial	real estate-	Total	real estate-	Construction
	non-real	owner	commercial	income	and land	Residential
(in thousands)	estate	occupied	and industrial	producing	development	mortgages	Consumer	Total
	Nine Months Ended September 30, 2017
Allowance for loan losses:
Beginning balance	$147,052	$11,083	$158,135	$13,509	$6,271	$25,361	$26,142	$229,418
Charge-offs	(35,247)	(527)	(35,774)	(160)	(670)	(2,485)	(22,844)	(61,933)
Recoveries	6,442	447	6,889	655	1,050	339	5,248	14,181
Net provision for loan losses	15,895	2,556	18,451	486	(70)	4,163	20,952	43,982
Decrease in FDIC loss share receivable	(47)	—	(47)	—	—	(2,344)	(135)	(2,526)
Ending balance	$134,095	$13,559	$147,654	$14,490	$6,581	$25,034	$29,363	$223,122
Ending balance:
Allowance:
Individually evaluated for impairment	$20,880	$477	$21,357	$1,321	$1	$406	$405	$23,490
Amounts related to purchased credit impaired loans	417	784	1,201	199	254	12,795	863	15,312
Collectively evaluated for impairment	112,798	12,298	125,096	12,970	6,326	11,833	28,095	184,320
Total allowance	$134,095	$13,559	$147,654	$14,490	$6,581	$25,034	$29,363	$223,122
Loans:
Individually evaluated for impairment	$271,024	$6,351	$277,375	$14,295	$480	$8,942	$1,306	$302,398
Purchased credit impaired loans	20,186	13,021	33,207	5,353	6,670	123,244	7,637	176,111
Collectively evaluated for impairment	7,838,219	2,056,642	9,894,861	2,492,160	1,365,898	2,464,506	2,090,351	18,307,776
Total loans	$8,129,429	$2,076,014	$10,205,443	$2,511,808	$1,373,048	$2,596,692	$2,099,294	$18,786,285

Impaired Loans

The following table shows the composition of nonaccrual loans by portfolio class.  Purchased credit impaired loans accounted for in pools with an accretable yield are considered to be performing and are excluded from the table.

	September 30,	December 31,
(in thousands)	2018	2017
Commercial non-real estate	$126,429	$152,863
Commercial real estate - owner occupied	20,719	25,989
Total commercial and industrial	147,148	178,852
Commercial real estate - income producing	3,941	14,574
Construction and land development	3,249	3,807
Residential mortgages	31,732	40,480
Consumer	15,576	15,087
Total loans	$201,646	$252,800

Nonaccrual loans include nonaccruing loans modified in troubled debt restructurings (“TDRs”) of $92.7 million and $99.2 million at September 30, 2018 and December 31, 2017, respectively.  Total TDRs, both accruing and nonaccruing, were $254.9 million at September 30, 2018 and $219.7 million at December 31, 2017.  All TDRs are individually evaluated for impairment.  At September 30, 2018 and December 31, 2017, the Company had unfunded commitments of $8.2 million and $7.3 million, respectively, to borrowers whose loan terms have been modified in a TDR.

The tables below detail by portfolio class TDRs that were modified during the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended
($ in thousands)	September 30, 2018			September 30, 2017
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial non-real estate	11	$23,347	$23,347	13	42,148	42,148
Commercial real estate - owner occupied	1	229	229	—	—	—
Total commercial and industrial	12	23,576	23,576	13	42,148	42,148
Commercial real estate - income producing	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Residential mortgages	8	930	930	7	970	970
Consumer	6	89	89	—	—	—
Total loans	26	$24,595	$24,595	20	43,118	43,118

	Nine Months Ended
($ in thousands)	September 30, 2018			September 30, 2017
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial non-real estate	29	$85,306	$85,306	50	$135,926	$135,926
Commercial real estate - owner occupied	2	6,138	6,138	4	3,734	3,734
Total commercial and industrial	31	91,444	91,444	54	139,660	139,660
Commercial real estate - income producing	1	1,564	1,564	5	5,684	5,684
Construction and land development	—	—	—	—	—	—
Residential mortgages	11	1,048	1,048	13	2,068	2,068
Consumer	7	311	311	1	40	42
Total loans	50	$94,367	$94,367	73	$147,452	$147,454

The TDRs modified during the nine months ended September 30, 2018 reflected in the table above include $50.7 million of loans with extended amortization terms or other payment concessions, $14.6 million with significant covenant waivers and $29.1 million with other modifications.  The TDRs modified during the nine months ended September 30, 2017 include $96.1 million of loans with extended amortization terms or other payment concessions, $50.1 million with significant covenant waivers and $1.3 million with other modifications.

One residential mortgage totaling $0.2 million and one owner-occupied commercial real estate loan totaling $1.9 million that defaulted during the nine months ended September 30, 2018 were modified in TDRs during the twelve months prior to default.  There were no defaults on loans during the nine months ended September 30, 2017 that had been modified in a TDR during the prior twelve months.

The tables below present loans that are individually evaluated for impairment disaggregated by portfolio class at September 30, 2018 and December 31, 2017.  Loans individually evaluated for impairment include TDRs and loans that are determined to be impaired and have aggregate relationship balances of $1 million or more.

	September 30, 2018
	Recorded investment	Recorded investment	Unpaid
(in thousands)	without an allowance	with an allowance	principal balance	Related allowance
Commercial non-real estate	$140,504	$135,462	$293,012	$23,101
Commercial real estate - owner occupied	13,259	9,178	26,787	225
Total commercial and industrial	153,763	144,640	319,799	23,326
Commercial real estate - income producing	2,977	1,638	5,474	285
Construction and land development	100	12	112	1
Residential mortgages	1,482	1,579	3,609	163
Consumer	279	611	1,136	131
Total loans	$158,601	$148,480	$330,130	$23,906

	December 31, 2017
	Recorded investment	Recorded investment	Unpaid
(in thousands)	without an allowance	with an allowance	principal balance	Related allowance
Commercial non-real estate	$116,682	$151,199	$285,685	$16,129
Commercial real estate - owner occupied	16,927	4,564	24,829	793
Total commercial and industrial	133,609	155,763	310,514	16,922
Commercial real estate - income producing	5,101	10,429	15,687	1,326
Construction and land development	100	263	363	11
Residential mortgages	8,245	2,395	13,855	189
Consumer	—	1,292	1,294	118
Total loans	$147,055	$170,142	$341,713	$18,566

The tables below present the average balances and interest income for total impaired loans for the three and nine months ended September 30, 2018 and 2017.  Interest income recognized represents interest on accruing loans modified in a TDR.

	Three Months Ended
	September 30, 2018		September 30, 2017
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial non-real estate	$283,519	$2,275	$260,640	$872
Commercial real estate - owner occupied	24,702	90	6,916	24
Total commercial and industrial	308,221	2,365	267,556	896
Commercial real estate - income producing	6,718	15	14,604	35
Construction and land development	113	—	663	1
Residential mortgages	3,397	4	6,204	7
Consumer	745	10	1,179	4
Total loans	$319,194	$2,394	$290,206	$943

	Nine Months Ended
	September 30, 2018		September 30, 2017
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial non-real estate	$295,636	$5,863	$251,129	$1,806
Commercial real estate - owner occupied	26,416	258	5,895	46
Total commercial and industrial	322,052	6,121	257,024	1,852
Commercial real estate - income producing	10,988	64	14,449	112
Construction and land development	155	—	1,216	1
Residential mortgages	6,307	14	4,449	12
Consumer	769	28	1,644	9
Total loans	$340,271	$6,227	$278,782	$1,986

Aging Analysis

The tables below present the age analysis of past due loans by portfolio class at September 30, 2018 and December 31, 2017.  Purchased credit impaired loans accounted for in pools with an accretable yield are considered to be current.

							Recorded
			Greater than				investment
	30-59 days	60-89 days	90 days	Total		Total	> 90 days and
September 30, 2018	past due	past due	past due	past due	Current	Loans	still accruing
(in thousands)
Commercial non-real estate	$10,752	$26,454	$116,791	$153,997	$8,284,887	$8,438,884	$27,606
Commercial real estate - owner occupied	2,001	459	16,377	18,837	2,281,434	2,300,271	641
Total commercial and industrial	12,753	26,913	133,168	172,834	10,566,321	10,739,155	28,247
Commercial real estate - income producing	1,541	198	6,371	8,110	2,303,589	2,311,699	1,830
Construction and land development	11,976	1,532	2,044	15,552	1,507,867	1,523,419	78
Residential mortgages	36,632	11,976	18,006	66,614	2,780,302	2,846,916	—
Consumer	14,582	4,919	9,162	28,663	2,093,865	2,122,528	371
Total	$77,484	$45,538	$168,751	$291,773	$19,251,944	$19,543,717	$30,526

							Recorded
			Greater than				investment
	30-59 days	60-89 days	90 days	Total		Total	> 90 days and
December 31, 2017	past due	past due	past due	past due	Current	Loans	still accruing
(in thousands)
Commercial non-real estate	$62,766	$10,761	$92,982	$166,509	$8,131,428	$8,297,937	$21,989
Commercial real estate - owner occupied	8,493	648	15,517	24,658	2,117,781	2,142,439	2,032
Total commercial and industrial	71,259	11,409	108,499	191,167	10,249,209	10,440,376	24,021
Commercial real estate - income producing	5,315	2,165	6,081	13,561	2,371,038	2,384,599	489
Construction and land development	4,113	1,056	3,412	8,581	1,364,840	1,373,421	477
Residential mortgages	33,621	10,554	30,537	74,712	2,615,760	2,690,472	2,208
Consumer	22,959	7,816	8,553	39,328	2,075,967	2,115,295	571
Total	$137,267	$33,000	$157,082	$327,349	$18,676,814	$19,004,163	$27,766

Credit Quality Indicators

The following tables present the credit quality indicators by segments and portfolio class of loans at September 30, 2018 and December 31, 2017.

	September 30, 2018
(in thousands)	Commercial non-real estate	Commercial real estate - owner-occupied	Total commercial and industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$7,593,629	$2,106,568	$9,700,197	$2,211,829	$1,473,080	$13,385,106
Pass-Watch	201,226	70,831	272,057	46,155	37,100	355,312
Special Mention	89,825	34,133	123,958	26,086	952	150,996
Substandard	554,184	88,739	642,923	27,629	12,287	682,839
Doubtful	20	—	20	—	—	20
Total	$8,438,884	$2,300,271	$10,739,155	$2,311,699	$1,523,419	$14,574,273

	December 31, 2017
(in thousands)	Commercial non-real estate	Commercial real estate - owner-occupied	Total commercial and industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$7,190,604	$1,896,366	$9,086,970	$2,223,245	$1,291,638	$12,601,853
Pass-Watch	293,069	82,913	375,982	83,444	60,804	520,230
Special Mention	80,649	27,456	108,105	13,244	4,788	126,137
Substandard	733,558	135,704	869,262	64,658	16,191	950,111
Doubtful	57	—	57	8	—	65
Total	$8,297,937	$2,142,439	$10,440,376	$2,384,599	$1,373,421	$14,198,396

	September 30, 2018			December 31, 2017
(in thousands)	Residential mortgage	Consumer	Total	Residential mortgage	Consumer	Total
Performing	$2,815,184	$2,106,581	$4,921,765	$2,647,784	$2,099,637	$4,747,421
Nonperforming	31,732	15,947	47,679	42,688	15,658	58,346
Total	$2,846,916	$2,122,528	$4,969,444	$2,690,472	$2,115,295	$4,805,767

Below are the definitions of the Company’s internally assigned grades:

Commercial:

•	Pass – loans properly approved, documented, collateralized, and performing which do not reflect an abnormal credit risk.
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

Purchased Credit Impaired Loans

Changes in the carrying amount of purchased credit impaired loans and related accretable yield are presented in the following table for the nine months ended September 30, 2018 and the year ended December 31, 2017.

	September 30, 2018		December 31, 2017
	Carrying		Carrying
	Amount	Accretable	Amount	Accretable
(in thousands)	of Loans	Yield	of Loans	Yield
Balance at beginning of period	$153,403	$62,517	$190,915	$113,686
Addition of cost recovery loans - FNBC I	—	—	15,000	—
Payments received, net	(30,448)	(4,564)	(69,591)	(7,412)
Accretion	12,080	(12,080)	17,079	(17,079)
Decrease in expected cash flows based on actual cash flows and changes in cash flow assumptions	—	(2,801)	—	(30,379)
Net transfers from nonaccretable difference to accretable yield	—	—	—	3,701
Balance at end of period	$135,035	$43,072	$153,403	$62,517

Certain of the Company’s purchased credit impaired loans were covered by a loss share agreement with the FDIC. The agreement was terminated by the Company during the third quarter of 2017. Prior to termination, the Company carried a receivable from the FDIC representing an indemnification asset arising from the agreement.  The receivable was accounted for separately from the covered loans as the agreement was not contractually part of the loans and were not transferrable should the Company have disposed of the loans.

Residential Mortgage Loans in Process of Foreclosure

Included in loans are $6.9 million and $7.5 million of consumer loans secured by single family residential real estate that are in process of foreclosure as of September 30, 2018 and December 31, 2017, respectively.   Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction.  In addition to the single family residential real estate loans in process of foreclosure, the Company also held $1.9 million and $3.4 million of foreclosed single family residential properties in other real estate owned as of September 30, 2018 and December 31, 2017, respectively.

5.  Securities Sold under Agreements to Repurchase

Included in short-term borrowings are customer securities sold under agreements to repurchase (“repurchase agreements”) that mature daily and are secured by U.S. agency securities totaling $416.0 million and $430.6 million at September 30, 2018 and December 31, 2017, respectively.  The Company borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury management services offered to its deposit customers. As the Company maintains effective control over assets sold under agreements to repurchase, the securities continue to be carried on the consolidated statements of financial condition. Because the Company acts as borrower transferring assets to the counterparty, and the agreements mature daily, the Company’s risk is limited.

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

Presentation of reclassifications from Accumulated Other Comprehensive Income

The update provides that amounts in Accumulated Other Comprehensive Income that are included in the assessment of effectiveness should be reclassified into earnings in the same period in which the hedged forecasted transactions impact earnings.  As such, the Company will recognize all reclassifications out of Other Comprehensive Income in the same statement of income line item in which the earnings effect of the hedged item is presented.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional or contractual amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets as of September 30, 2018 and December 31, 2017.

		September 30, 2018			December 31, 2017
			Derivative (1)			Derivative (1)
(in thousands)	Type of Hedge	Notional or Contractual Amount	Assets	Liabilities	Notional or Contractual Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	Cash Flow	$875,000	$—	$23,131	$875,000	$—	$14,020
Interest rate swaps	Fair Value	483,110	—	3,408	483,110	—	2,475
		1,358,110	—	26,539	1,358,110	—	16,495
Derivatives not designated as hedging instruments:
Interest rate swaps (2)	N/A	1,223,626	28,397	28,239	1,144,789	15,408	15,857
Risk participation agreements	N/A	173,066	5	56	119,951	23	109
Forward commitments to sell residential mortgage loans	N/A	79,432	882	330	80,462	1,000	290
Interest rate-lock commitments on residential mortgage loans	N/A	55,502	227	784	53,724	186	782
Foreign exchange forward contracts	N/A	38,742	1,457	1,429	42,260	2,453	2,419
		1,570,368	30,968	30,838	1,441,186	19,070	19,457
Total derivatives		$2,928,478	$30,968	$57,377	$2,799,296	$19,070	$35,952
Less: netting adjustment (3)			(19,557)	(28,586)		(4,913)	(21,563)
Total derivative assets/liabilities			$11,411	$28,791		$14,157	$14,389
(1)	Derivative assets and liabilities are reported at fair value in other assets or other liabilities, respectively, in the consolidated balance sheets.
(2)	The notional amount represents both the customer accommodation agreements and offsetting agreements with unrelated financial institutions.
(3)

Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty.  See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans.   For each agreement, the Company receives interest at a fixed rate and pays at a variable rate.  During the nine months ended September 30, 2018, the Company terminated five of its shorter-term swap agreements with notional amounts totaling $450 million and entered into five longer-term agreements with notional amounts totaling $450 million.  The Company paid termination fees of approximately $10.6 million to settle the interest rate swap liabilities, and the resulting accumulated other comprehensive loss is being amortized over the remaining maturities of the designated instruments. Amortization of other comprehensive loss on terminated cash flow hedges totaled $1.6 million and $4.1 million for the three and nine months ended September 30, 2018, respectively.  The notional amounts of the swap agreements in place at September 30, 2018 expire as follows: $425 million in 2022;  $350 million in 2023; and $100 million in 2024.

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

Effect of Derivative Instruments on the Statement of Income

The effects of derivative instruments on the consolidated statements of income for the three and nine months ended September 30, 2018 and 2017 are presented in the table below.  For the three and nine months ended September 30, 2018, the reduction of interest income attributable to cash flow hedges includes amortization of accumulated other comprehensive loss that resulted from termination of five interest rate swap contracts.

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivative Instruments:	Location of Gain (Loss) Recognized in the Statement of Income:	2018	2017	2018	2017
Interest rate swaps - cash flow hedges	Interest income	$(1,276)	$(126)	$(2,841)	$(222)
Interest rate swaps - fair value hedges	Interest expense	(725)	176	(1,371)	620
All other instruments	Other noninterest income	1,363	1,339	4,474	4,484
Total		$(638)	$1,389	$262	$4,882

Credit Risk-Related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as a downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution.  These derivative agreements also contain provisions regarding the posting of collateral by each party.  As of September 30, 2018, the Company was not in violation of any such provisions.

Offsetting Assets and Liabilities

The Bank’s derivative instruments with certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero.  Agreements with certain bilateral counterparties require both parties to maintain collateral in the event that the fair values of derivative instruments exceed established exposure thresholds.  For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses.  Offsetting information in regards to all derivative assets and liabilities, including accrued interest, subject to these master netting agreements at September 30, 2018 and December 31, 2017 is presented in the following tables.

(in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Income
Description	Gross Amounts Recognized	Offset in the Statement of Income	Presented in the Statement of Income	Financial Instruments	Cash Collateral	Net Amount
As of September 30, 2018
Derivative Assets	$26,648	$(19,897)	$6,751	$309	$—	$6,442

Derivative Liabilities	$26,437	$(26,128)	$309	$309	$2,263	$(2,263)

(in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Income
Description	Gross Amounts Recognized	Offset in the Statement of Income	Presented in the Statement of Income	Financial Instruments	Cash Collateral	Net Amount
As of December 31, 2017
Derivative Assets	$7,155	$(5,007)	$2,148	$2,148	$—	$—

Derivative Liabilities	$24,015	$(20,077)	$3,938	$2,148	$4,099	$(2,309)

The Company has excess collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

7.    Stockholders’ Equity

Common Shares Outstanding

Common shares outstanding excludes treasury shares totaling 1.1 million and 1.2 million at September 30, 2018 and December 31, 2017, respectively, with a first-in-first-out cost basis  of $23.8 million and $25.5  million at September 30, 2018 and December 31, 2017, respectively.  Shares outstanding also excludes unvested restricted share awards totaling 1.5 million at September 30, 2018 and December 31, 2017.

Stock Buyback Program

On May 24, 2018, the Company’s board of directors approved a stock buyback program that authorized the repurchase of up to 5%, or approximately 4.3 million shares, of its outstanding common stock. The approved program allows the Company to repurchase its common shares either in the open market in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions with non-affiliated sellers or as otherwise determined by the Company in one or more transactions, from time to time until December 31, 2019. The Company is not obligated to purchase any shares under this program, and the board of directors may terminate or amend the program at any time prior to the expiration date. As of September 30, 2018, no shares of the Company’s common stock had been purchased under this program.

Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss and changes in those components are presented in the following table.

	Available	HTM Securities
	for Sale	Transferred	Employee	Cash
(in thousands)	Securities	from AFS	Benefit Plans	Flow Hedges	Total
Balance, December 31, 2016	$(28,679)	$(14,392)	$(72,501)	$(4,960)	$(120,532)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss)	21,026	—	—	(1,232)	19,794
Reclassification of net loss realized and included in earnings	—	—	4,144	335	4,479
Valuation adjustment for pension plan amendment	—	—	17,315	—	17,315
Other valuation adjustments for employee benefit plan	—	—	(9,185)	—	(9,185)
Amortization of unrealized net loss on securities transferred to HTM	—	2,726	—	—	2,726
Income tax expense (benefit)	7,649	1,012	4,416	(329)	12,748
Balance, September 30, 2017	$(15,302)	$(12,678)	$(64,643)	$(5,528)	$(98,151)
Balance, December 31, 2017	$(29,512)	$(14,585)	$(79,078)	$(11,227)	$(134,402)
Other comprehensive income (loss) before income taxes:
Net change in unrealized losses	(92,477)	—	—	(18,418)	(110,895)
Reclassification of net losses realized and included in earnings	—	—	3,719	2,841	6,560
Other valuation adjustments for employee benefit plan	—	—	(9,039)	—	(9,039)
Amortization of unrealized net loss on securities transferred to HTM	—	2,427	—	—	2,427
Income tax expense (benefit)	(20,985)	550	(1,205)	(3,530)	(25,170)
Balance, September 30, 2018	$(101,004)	$(12,708)	$(83,193)	$(23,274)	$(220,179)

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

The following table shows the line items of the consolidated statements of income affected by amounts reclassified from AOCI.

	Nine Months Ended
Amount reclassified from AOCI (a)	September 30,		Affected line item on
(in thousands)	2018	2017	the statement of income
Amortization of unrealized net loss on securities transferred to HTM	$(2,427)	$(2,726)	Interest income
Tax effect	550	1,012	Income taxes
Net of tax	(1,877)	(1,714)	Net income
Amortization of defined benefit pension and post-retirement items	(3,719)	(4,144)	Other noninterest expense (b)
Tax effect	842	1,491	Income taxes
Net of tax	(2,877)	(2,653)	Net income
Reclassification of unrealized gain on cash flow hedges	1,264	—	Interest income
Tax effect	(286)	—	Income taxes
Net of tax	978	—	Net income
Amortization of loss on terminated cash flow hedges	(4,105)	(335)	Interest income
Tax effect	930	123	Income taxes
Net of tax	(3,175)	(212)	Net income
Total reclassifications, net of tax	$(6,951)	$(4,579)	Net income
(a)	Amounts in parentheses indicate reduction in net income.
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

Service Charges on Deposit Accounts

Service charges on deposit accounts include transaction based fees for non-sufficient funds, account analysis fees, and other service charges on deposits, including monthly account service fees. Non-sufficient funds fees are recognized at the time when the account overdraft occurs in accordance with regulatory guidelines.  Account analysis fees consist of fees charged on certain business deposit accounts based upon account activity as well as other monthly account fees, and are recorded under the accrual method of accounting as services are performed.

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

Income from Bank-Owned Life Insurance

Bank-owned life insurance income primarily represents income earned from the appreciation of the cash surrender value of insurance contracts held and the proceeds of insurance benefits. Revenue from the proceeds of insurance benefits is recognized at the time a claim is confirmed.

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

Gain (Loss) on Sales of Assets

Gain (loss) on sales of assets reflects the excess (deficiency) of proceeds received over the carrying amount of assets sold plus cost to sell for various assets other than foreclosed real estate. Gain or loss on the sale of assets are recognized as each transaction occurs.

Other Miscellaneous Income

Other miscellaneous income represents a variety of revenue streams, including safe deposit box income, wire transfer fees, syndication fees and any other income not reflected above.  Income is recorded once the performance obligation is satisfied, generally on the accrual basis or on a cash basis if not material and/or considered constrained.

9.  Other Noninterest Income

Components of other noninterest income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Income from bank-owned life insurance	$3,100	$3,097	$9,283	$8,632
Credit related fees	2,762	2,521	7,900	8,297
Income from derivatives	1,363	1,339	4,474	4,484
Gain (loss) on sales of assets	989	400	(177)	4,465
Amortization of FDIC loss share receivable	—	—	—	(2,427)
Other miscellaneous	3,342	3,795	10,066	11,023
Total other noninterest income	$11,556	$11,152	$31,546	$34,474

10.  Other Noninterest Expense

Components of other noninterest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Advertising	$2,553	$3,910	$8,596	$11,971
Corporate value and franchise taxes	3,718	3,387	10,735	9,942
Printing and supplies	1,287	1,421	4,261	3,929
Travel expense	1,365	1,226	3,872	3,635
Entertainment and contributions	2,539	2,322	8,250	6,087
Tax credit investment amortization	1,560	1,212	3,309	3,637
FDIC loss share agreement termination	—	—	—	6,603
Other retirement expense	(4,664)	(4,402)	(13,585)	(10,850)
Loss on restructuring of bank-owned life insurance contracts	—	—	3,240	—
Other miscellaneous	6,297	8,282	20,811	22,253
Total other noninterest expense	$14,655	$17,358	$49,489	$57,207

11.  Earnings Per Common Share

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

A summary of the information used in the computation of earnings per common share follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Numerator:
Net income to common shareholders	$83,878	$58,902	$227,530	$160,183
Net income allocated to participating securities - basic and diluted	1,544	1,244	4,238	3,566
Net income allocated to common shareholders - basic and diluted	$82,334	$57,658	$223,292	$156,617
Denominator:
Weighted-average common shares - basic	$85,348	$84,749	$85,298	$84,577
Dilutive potential common shares	191	231	184	241
Weighted-average common shares - diluted	$85,539	$84,980	$85,482	$84,818
Earnings per common share:
Basic	$0.96	$0.68	$2.62	$1.85
Diluted	$0.96	$0.68	$2.61	$1.85

Potential common shares consist of stock options, nonvested performance-based awards, and nonvested restricted share awards deferred under the Company’s nonqualified deferred compensation plan.  These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be antidilutive, i.e., increase earnings per share or reduce a loss per share.  Weighted average antidilutive potential common shares totaled 14,904 and 18,257, respectively, for the three and nine months ended September 30, 2018. Weighted average antidilutive potential common shares totaled 1,380 and 11,057, respectively, for the three and nine months ended September 30, 2017.

12.  Retirement Plans

The Company sponsors a qualified defined benefit pension plan, the Hancock Whitney Corporation Pension Plan (“Pension Plan”), covering certain eligible associates. Eligibility is based on minimum age and service-related requirements. During the second quarter of 2017, the Pension Plan was amended to exclude any individual hired or rehired by the Company after June 30, 2017 from eligibility to participate. The Pension Plan amendment further provided that the accrued benefits of each participant in the Pension Plan whose combined age plus years of service as of January 1, 2018 totals less than 55 were to be frozen as of January 1, 2018 and thereafter not increase. The Company makes contributions to the Pension Plan in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws, plus such additional amounts as the Company may determine to be appropriate.  During the third quarter of 2018, the Company made a discretionary contribution of $39 million to the Pension Plan designated to the 2017 plan year.

The Company also offers a defined contribution retirement benefit plan, the Hancock Whitney Corporation 401(k) Savings Plan (“401(k) Plan”), that covers substantially all associates who have been employed 60 days and meet a minimum age requirement and employment classification criteria. The Company matches 100% of the first 1% of compensation saved by a participant, and 50% of the next 5% of compensation saved. Newly eligible associates are automatically enrolled at an initial 3% savings rate unless the associate actively opts out of participation in the plan. The 401(k) Plan was also amended during the second quarter of 2017 for participants whose benefits are frozen under the Pension Plan to add an enhanced Company contribution beginning January 1, 2018, in the amount of 2%,  4% or 6% of such participant’s eligible compensation, based on the participant’s age and years of service with the Company. The 401(k) Plan’s amendment further provided that the Company will contribute to the benefit of those associates of the Company hired or rehired after June 30, 2017 and those associates of the Company never enrolled in the Pension Plan an additional basic contribution in an amount equal to 2% of the associate’s eligible compensation beginning January 1, 2018. Participants will vest in the new basic and enhanced Company contributions upon completion of three years of service.

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

The following tables show the components of net periodic benefits cost included in expense for the plans for the periods indicated.

			Other Post-
(in thousands)	Pension Benefits		Retirement Benefits
Three Months Ended September 30, 2018	2018	2017	2018	2017
Service cost	$3,163	$3,769	$28	$17
Interest cost	4,279	4,056	161	155
Expected return on plan assets	(10,375)	(9,652)	—	—
Amortization of net loss and prior service costs	1,366	1,167	(95)	(128)
Net periodic benefit cost (reduction of cost)	$(1,567)	$(660)	$94	$44

			Other Post-
(in thousands)	Pension Benefits		Retirement Benefits
Nine Months Ended September 30, 2018	2018	2017	2018	2017
Service cost	$9,251	11,612	$91	112
Interest cost	12,481	12,470	459	514
Expected return on plan assets	(30,244)	(27,978)	—	—
Amortization of net loss and prior service costs	4,057	4,368	(338)	(224)
Net periodic benefit cost (reduction of cost)	$(4,455)	$472	$212	$402
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

A summary of stock option activity for the nine months ended September 30, 2018 is presented below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic
Options	Shares	Price	(Years)	Value ($000)
Outstanding at January 1, 2018	88,301	$34.84	2.8	$1,294
Exercised/Released	(35,317)	37.39		592
Cancelled/Forfeited	—	—		—
Expired	(2,298)	44.91		10
Outstanding at September 30, 2018	50,686	$32.61	2.6	$757
Exercisable at September 30, 2018	50,686	$32.61	2.6	$757

The total intrinsic value of options exercised for the nine months ended September 30, 2018 and 2017 was $0.6 million and $4.1 million, respectively.

The Company’s restricted and performance-based share awards to certain employees and directors are subject to service requirements. A summary of the status of the Company’s nonvested restricted and performance-based share awards as of September 30, 2018 and changes during the nine months ended September 30, 2018, are presented in the following table.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2018	1,708,942	$37.05
Granted	94,958	49.57
Vested	(41,502)	31.85
Forfeited	(60,859)	36.79
Nonvested at September 30, 2018	1,701,539	$37.88

As of September 30, 2018, there was $39.0 million of total unrecognized compensation expense related to nonvested restricted and performance shares expected to vest.  This compensation is expected to be recognized in expense over a weighted average period of 2.97 years.  The total fair value of shares which vested during the nine months ended September 30, 2018 and 2017 was $2.0 million and $10.1 million, respectively.

During the nine months ended September 30, 2018, the Company granted 26,147 performance share awards subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $51.13 per share and 26,147 performance shares subject to an operating earnings per share performance metric with a grant date fair value of $44.84 per share to key members of executive management. The number of performance shares subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 43 regional banks. The fair value of the performance shares subject to TSR at the grant date was determined using a Monte Carlo simulation method.  The number of performance shares subject to core earnings per share that ultimately vest will be based on the Company’s attainment of certain core earnings per share goals over the two-year performance period.  The maximum number of performance shares that could vest is 200% of the target award.  Compensation expense for these performance shares is recognized on a straight line basis over the three-year service period.

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

The contract amounts of these instruments reflect the Company’s exposure to credit risk.  The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support.  The following table presents a summary of the Company’s off-balance sheet financial instruments as of September 30, 2018 and December 31, 2017:

	September 30,	December 31,
(in thousands)	2018	2017
Commitments to extend credit	$7,212,886	$6,689,033
Letters of credit	353,490	348,377

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

	September 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$89,312	$—	$89,312
Municipal obligations	—	232,713	—	232,713
Corporate debt securities	—	3,500	—	3,500
Residential mortgage-backed securities	—	1,731,275	—	1,731,275
Commercial mortgage-backed securities	—	722,882	—	722,882
Collateralized mortgage obligations	—	138,503	—	138,503
Total available for sale securities	—	2,918,185	—	2,918,185
Derivative assets (1)	—	11,411	—	11,411
Total recurring fair value measurements - assets	$—	$2,929,596	$—	$2,929,596
Liabilities
Derivative liabilities (1)	$—	$28,791	$—	$28,791
Total recurring fair value measurements - liabilities	$—	$28,791	$—	$28,791

	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$97,272	$—	$97,272
Municipal obligations	—	243,786	—	243,786
Corporate debt securities	—	3,500	—	3,500
Residential mortgage-backed securities	—	1,715,213	—	1,715,213
Commercial mortgage-backed securities	—	687,135	—	687,135
Collateralized mortgage obligations	—	163,963	—	163,963
Total available for sale securities	—	2,910,869	—	2,910,869
Derivative assets (1)	—	14,157	—	14,157
Total recurring fair value measurements - assets	$—	$2,925,026	$—	$2,925,026
Liabilities
Derivative liabilities (1)	$—	$14,389	$—	$14,389
Total recurring fair value measurements - liabilities	$—	$14,389	$—	$14,389

(1)	For further disaggregation of derivative assets and liabilities, see Note 6 - Derivatives.

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

The fair value information presented below is not as of the period end, rather it was as of the date the fair value adjustment was recorded during the twelve months for each of the dates presented below, and excludes nonrecurring fair value measurements of assets no longer on the balance sheet.

The following tables present the Company’s financial assets that are measured at fair value on a nonrecurring basis for each of the fair value hierarchy levels.

	September 30, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$180,730	$—	$180,730
Other real estate owned and foreclosed assets, net	—	—	24,900	24,900
Total nonrecurring fair value measurements	$—	$180,730	$24,900	$205,630

	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$184,205	$—	$184,205
Other real estate owned and foreclosed assets, net	—	—	19,595	19,595
Total nonrecurring fair value measurements	$—	$184,205	$19,595	$203,800

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

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amount at September 30, 2018 and December 31, 2017.

	September 30, 2018
				Total Fair	Carrying
(in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$447,683	$—	$—	$447,683	$447,683
Available for sale securities	—	2,918,185	—	2,918,185	2,918,185
Held to maturity securities	—	2,975,455	—	2,975,455	3,069,262
Loans, net	—	180,730	18,843,738	19,024,468	19,329,167
Loans held for sale	—	29,043	—	29,043	29,043
Derivative financial instruments	—	11,411	—	11,411	11,411

Financial liabilities:
Deposits	$—	$—	$22,373,052	$22,373,052	$22,417,807
Federal funds purchased	50,325	—	—	50,325	50,325
Securities sold under agreements to repurchase	415,960	—	—	415,960	415,960
FHLB short-term borrowings	1,810,362	—	—	1,810,362	1,810,362
Long-term debt	—	213,076	—	213,076	215,912
Derivative financial instruments	—	28,791	—	28,791	28,791

	December 31, 2017
				Total Fair	Carrying
(in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$479,332	$—	$—	$479,332	$479,332
Available for sale securities	—	2,910,869	—	2,910,869	2,910,869
Held to maturity securities	—	2,962,010	—	2,962,010	2,977,511
Loans, net	—	184,205	18,403,303	18,587,508	18,786,855
Loans held for sale	—	39,865	—	39,865	39,865
Derivative financial instruments	—	14,157	—	14,157	14,157

Financial liabilities:
Deposits	$—	$—	$22,238,847	$22,238,847	$22,253,202
Federal funds purchased	140,754	—	—	140,754	140,754
Securities sold under agreements to repurchase	430,569	—	—	430,569	430,569
FHLB short-term borrowings	1,132,567	—	—	1,132,567	1,132,567
Long-term debt	—	303,631	—	303,631	305,513
Derivative financial instruments	—	14,389	—	14,389	14,389

16. Recent Accounting Pronouncements

Accounting Standards Adopted in 2018

In August 2018, the FASB issued ASU 2018-15, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract.” The amendments in this Update improve current GAAP by clarifying the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract, which aligns with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company early adopted this standard during the third quarter of 2018.  Adoption of this standard did not have a material impact upon the Company’s financial condition or results of operations.

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” The ASU amends Topic 740 to incorporate SEC guidance issued in its Staff Bulletin No. 118 (SAB 118). SAB 118 addressed the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. The amendments in this update were effective upon issuance, at which time the Company adopted the standard. Adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” with the objective of improving financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The update provides changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted in any interim period after issuance of the update. All transition requirements and elections are to be applied to hedging relationships existing on the date of adoption, and the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption.  The Company early adopted this standard effective January 1, 2018 and has made certain adjustments to its existing designation documentation for active hedging relationships in order to take advantage of specific provisions in the new guidance and to fully align its documentation with the ASU.  The adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.  See further discussion in Note 6 – Derivatives.

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

Issued but Not Yet Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.” The amendments in this Update modify certain disclosure requirements by removing disclosures that are no longer considered cost beneficial, clarifying specific requirements of disclosures, and adding disclosure requirements identified as relevant. The amendments in this Update are effective for fiscal years ending after December 15, 2020 for public business entities, and early adoption is permitted. The Company is currently assessing the impact of adoption of this guidance upon its pension and postretirement plan disclosures. Adoption of this guidance will have no impact upon the Company’s results of operations or financial condition.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments in this Update modify certain disclosure requirements on fair value measurements set forth in Topic 820, Fair Value Measurements. In addition, the amendments in this Update eliminate the phrase “an entity shall disclose at a minimum” to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2019, and early adoption is permitted. The Company is currently assessing the impact of adoption of this guidance upon its fair value measurements disclosures. Adoption of this guidance will have no impact upon the Company’s results of operations or financial condition.

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

In June 2018, the FASB issued ASU 2018-07, “Compensation – Stock Compensation – (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting,” to expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments specify that Topic 718 applies to all share-based payment transactions in which a grantor acquires goods and services to be used or consumed in a grantor’s own operations by issuing share-based payment awards.  The amendments also clarify that Topic 718 does not apply to share-based payments used to effectively provide financing to the issuer or awards granted in conjunction with the selling of goods or services to customers as part of a contract accounted for under Topic 606, “Revenue from Contracts with Customers.”  The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606.  The Company does not expect the adoption of this guidance to have a material impact upon its financial condition or results of operations.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The ASU, more commonly referred to as Current Expected Credit Losses, or CECL, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques currently applied will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  In addition, the ASU amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration.  The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  Early application is permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company is not planning to early adopt this guidance.  The Company has engaged third party consultants and formed cross-functional working groups comprised of individuals from various areas including credit, finance, risk management and information technology for implementation.  Five work streams have been created to develop the expected credit loss models; execute system implementation; complete balance sheet scoping; ensure the design of effective internal controls surrounding new processes; and provide executive oversight of the project.  Balance sheet scoping is largely complete.  The Company has contracted with a vendor for a software solution and has begun configuration for an implementation expected to be complete in second quarter of 2019.  An internal analytics team is developing and testing credit loss models expected to be used in the calculation.  While the Company has not yet quantified the financial impact of adoption, the expectation is that application of this guidance will result in an increase in the allowance for loan losses given the change in methodology from covering losses inherent in the portfolio to covering losses over the remaining expected life of the portfolio, and the reclassification  of nonaccretable difference on purchased credit impaired loans to allowance (offset by an increase in the carrying value of the related loans). Application of the guidance is also expected to result in the establishment of an allowance for credit loss on held to maturity debt securities.  The amount of the increase in these allowances will be impacted by the portfolio composition and quality at the adoption date as well as economic conditions and forecasts at that time.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. With the exception of short-term leases, lessees will be required to recognize a lease liability representing the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset representing the lessee’s right to use, or control the use of, a specified asset for the lease term.  Consequently, lessees will no longer be able to utilize leases as a source of off-balance sheet financing.  Lessor accounting is largely unchanged under the new guidance, except for clarification of the definition of initial direct costs which may impact the timing of recognition of those costs. Subsequent to the issuance of this Update, the FASB issued three additional ASUs that provide codification improvements and certain transition elections, including ASU 2018-11, which permits an additional transition method whereby an entity may elect to record a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Consequently, the entity’s reporting for the comparative periods presented in the financial statements in which the entity adopts the new lease requirements would continue to be in accordance with current GAAP (Topic 840), including disclosures. The Company plans to elect this transition method. Public business entities are required to apply the amendments for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company has preliminarily determined the practical expedients expected to be applied and continues to review existing service contracts that may include embedded leases. The Company has completed the upgrade of its existing third-party leasing software and has tested the capitalization functionality of the platform. The Company will record a gross-up of its Consolidated Balance Sheets as a result of recognizing lease liabilities and right of use assets upon adoption. The impact upon the Company’s consolidated financial statements will be based on the present value of future minimum lease payments as adjusted for lease incentives for the population of leases on the date of adoption and interest rates on the date of adoption. As such, the amount is not yet known. The Company does not expect material changes to its consolidated results of operations as a result of the application of this guidance.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning and protections of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended.  Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q and in other reports or documents that we file from time to time with the SEC and include, but are not limited to, the following:

•	balance sheet and revenue growth expectations;
•	the provision for loans losses;
•	loan growth expectations;
•

management’s predictions about charge-offs of loans, including energy related credits, the impact of changes in oil and gas prices on our energy portfolio, and the downstream impact on businesses that support the energy sector, especially in the Gulf Coast region;

•	the impact of the sale of Harrison Finance Company upon our performance and financial condition;
•	the impact of the transaction with Capital One or future business combinations upon our performance and financial condition, including our ability to successfully integrate the business;
•	deposit trends;
•	credit quality trends;
•	changes in interest rates and net interest margin trends;
•	future expense levels;
•	success of revenue-generating initiatives;
•	the effectiveness of derivative financial instruments and hedging activities to manage risks;
•	projected tax rates;
•	future profitability;
•	improvements in expense to revenue (efficiency) ratio;
•	purchase accounting impacts such as accretion levels;
•	potential cyber-security incidents, including potential business disruptions or financial losses;
•	possible repurchases of shares under stock buyback programs;
•	the financial impact of tax reform legislation; and,
•	the financial impact of regulatory requirements.

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

OVERVIEW

Non-GAAP Financial Measures

Management’s Discussion and Analysis of Financial Condition and Results of Operations include non-GAAP measures used to describe our performance.  A reconciliation of those measures to GAAP measures are provided within the Selected Financial Data section on page 48 of this report. The following is a summary of these non-GAAP measures and an explanation as to why they are deemed useful.

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

Rebranding

On May 24, 2018, our shareholders approved the Company’s proposal to change the name of the organization from “Hancock Holding Company” to “Hancock Whitney Corporation.”  Related to the name change, the Company also changed its common stock ticker from “HBHC” to “HWC.”  Both changes were effective May 25, 2018.

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

Current Economic Environment

Most of our market area experienced a solid to moderate expansion in economic activity during the third quarter of 2018, according to the Federal Reserve’s Summary of Commentary on Current Economic Conditions (“Beige Book”).  Overall, the economic outlook remains positive, with some uncertainty on the impact of tariffs on trade.  Drilling activity leveled off for energy related businesses operating mainly in our south Louisiana and Houston, Texas markets due to pipeline capacity constraints.  However, outlooks remained positive as additional pipeline capacity is expected in 2019.

The commercial real estate market maintained strong demand in most of our footprint, with the pace of nonresidential construction activity at least matched with the year-ago level except for retail construction, which was unchanged to down.  In the Houston market, a large number of new apartments continued to suppress rent growth and office space net absorption remained weak in part due to the broader national trend among firms to move out of larger spaces into more efficient, smaller ones.

The residential real estate market has a varied outlook with most of our markets reporting modest but ongoing growth, with an increase in construction activity.  However, constraints on the availability of lots and land as well as the construction labor market may affect growth in the short term.   In our Houston market, new home sales were slower than expected and existing home sales were flat but remained near recent highs.  There was also some concern regarding higher interest rates, rising building costs, and uncertainty surrounding trade and immigration policies on future sales, with some expectation that sales will start to flatten in the near term.

Retail sales activity and consumer spending outlook was positive with an increase in sales levels.  Auto sales were up in all of our markets.  The labor market remained tight, citing low availability of quality labor as a growing challenge.

Economic reports indicate that loan growth slowed in most of our markets as higher interest rates and savings from tax reform impacted loan demand.  Reports also indicated that financial institutions were relying more on borrowings and noncore deposits to fund asset growth, with the competition for core deposits fueling an increase in mergers and acquisitions.  However, loan demand expanded in our Houston market, with broad based growth. Our loan production in the third quarter of 2018 was up $173 million, or 4% annualized.

Highlights of Third Quarter 2018

Net income for the third quarter of 2018 was $83.9 million, or $.96 per diluted common share (EPS), compared to $71.2 million, or $.82 EPS in the second quarter of 2018 and $58.9 million, or $.68 EPS, in the third quarter of 2017. The third quarter of 2018 included $4.8 million ($.05 per share after-tax impact) of nonoperating items. The second quarter of 2018 included $15.8 million ($.14 per share impact) of nonoperating items and the third quarter of 2017 included nonoperating items of $11.4 million ($.08 per share impact).

Highlights of our third quarter 2018 results (compared to second quarter 2018):

"

Closed the trust & asset management acquisition July 13, 2018; added $5.5 million in fee income (trust), $4.1 million in expenses (operating) and approximately $229 million in interest-bearing deposits in 3Q18; nonoperating items totaled $4.8 million and are primarily related to the acquisition

"	EPS increased $.14 linked quarter to $.96; excluding nonoperating items EPS increased $.05 to $1.01
"	Net income increased $12.7 million, or 18% linked-quarter; excluding nonoperating items, earnings increased $4.0 million, or 5%
"	Return on average assets improved 15 bps to 1.19%; excluding nonoperating items, return on average assets increased 2 bps to 1.24%
"	Operating leverage increased approximately $1.5 million linked-quarter; revenue up $9.3 million, operating expense up $7.8 million
"	Criticized commercial loans declined $63 million, or 7%, linked-quarter; $51 million energy, $12 million nonenergy
"	Loans increased $173 million linked-quarter (includes approximately $90 million in payoffs at quarter end)
"	Energy portfolio less than 5% of total loans (4.7%); no energy charge offs during the quarter

Results of the third quarter reflect steady progress towards achieving our goals and enhancing shareholder value. We achieved our corporate strategic objective (“CSO”) for operating EPS this quarter at $1.01, and our operating return of average asset ratio of 1.24% is just below the top end of our targeted range. Asset quality improved with criticized commercial loans, both energy and nonenergy, down compared to prior quarter. Loan growth was positive despite the continued decline of the energy portfolio, which is now below 5% of total loans, and more balanced among upstream reserve-based lending, midstream and support services. We completed the trust and asset management acquisition, which contributed to the quarter’s improved operating leverage.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) for the third quarter of 2018 was $218.3 million, a $2.7 million, or 1%, increase from the second quarter of 2018.  Over the same period, core net interest income increased $3.6 million.  Net interest income (te) for the third quarter of 2018 increased $6.9 million, or 3%, compared to the third quarter of 2017, while core net interest income was up $9.0 million, or 4%, over the same period.  The linked quarter increase is primarily attributable to one additional accrual day and a higher level of average earning assets, partially offset by a lower net interest margin.

The net interest margin was 3.36% for the third quarter of 2018,  down 4 basis points (bps) from the second quarter of 2018.  The decrease in the net interest margin (te) from the prior quarter reflects an 11 bp increase in the cost of funds, partially offset by a positive impact from a 6 bp increase in the average earning asset yield, (an 8 bp increase in loan yield and a 5 bp increase in yield on the securities portfolio.  The core net interest margin for the third quarter of 2018 was 3.28%, down 3 bps from the second quarter of 2018.  Contributing to the decline in the margin was an increase in our deposit beta from 17% in the second quarter of 2018 to 35% this quarter while our loan beta increased to 52% from 44% in the second quarter.  The deposit and loan betas are defined as the amount by which deposit and loan costs change in response to the movement in short-term interest rates. The deposit beta increased partly due to the higher-cost deposits that we assumed in the trust and asset management acquisition, a 24 bp increase in the cost of brokered CDs, and a 14 bp increase in the rate paid on public fund deposits.  Also contributing to the decline in the net interest margin was the impact from narrowing of the spread of the 30 day LIBOR to federal funds had on the loan yield and a shift in funding mix to higher cost Federal Home Loan Bank advances. We expect some improvement in funding mix in the fourth quarter of 2018 with the usual inflow of seasonal deposits and expect loan yields to improve with the full quarter impact of the September rate increase.

Compared to the third quarter of 2017, the net interest margin decreased 8 bps and the core net interest margin was down 4 bps.  The net interest margin was negatively impacted by 8 bps from lower taxable equivalent adjustment as a result of a lower statutory income tax rate.  Excluding the tax rate change, the margin was flat to the third quarter of 2017, primarily due to the benefits from the increased average earning asset yield being offset by the increased rates paid on interest bearing liabilities along with unfavorable changes to the funding mix.

Net interest income (te) for the nine months ended September 30, 2018 totaled $643.5 million, up $33.8 million, or 6%, from the nine months ended September 30 2017.  Core net interest income was up $36.0 million, which is net of a decline in the taxable equivalent adjustment of $13.3 million.  Interest earned on loans, excluding purchase accounting accretion, increased $72.5 million as average total loans grew $1.1 billion, or 6%, due to the FNBC transactions and organic loan growth and a 26 bp increase in loan yield.  The securities yield of 2.50% was flat compared to the same period in 2017, which reflects a negative impact of 10 bps from tax reform.  The cost of funds was up 23 bps to .66%, due in part to interest rate hikes, promotional pricing campaigns aimed at attracting and retaining deposits, and a less favorable mix in funding sources.

The following tables detail the components of our net interest income (te) and net interest margin.

	Three Months Ended

	September 30, 2018			June 30, 2018			September 30, 2017

(dollars in millions)	Volume	Interest	Rate	Volume	Interest	Rate	Volume	Interest	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$14,542.3	$168.9	4.61%	$14,380.9	$162.3	4.53%	$13,945.8	$151.3	4.31%
Residential mortgage loans	2,816.2	29.4	4.17	2,754.3	28.1	4.08	2,549.3	25.0	3.94
Consumer loans	2,106.2	28.6	5.39	2,058.0	27.2	5.30	2,096.1	29.4	5.57
Loan fees & late charges	—	—	—	—	0.2	—	—	(0.5)	—
Total loans (te) (b)	19,464.7	226.9	4.63	19,193.2	217.8	4.55	18,591.2	205.2	4.39
Loans held for sale	26.0	0.3	3.60	22.6	0.3	5.22	21.7	0.2	3.97
US Treasury and government agency securities	144.7	0.8	2.21	145.6	0.8	2.22	125.6	0.7	2.08
Mortgage-backed securities and collateralized mortgage obligations	5,092.4	31.1	2.44	4,932.0	29.3	2.38	4,575.0	25.4	2.21
Municipals (te)	945.7	7.5	3.19	951.0	7.6	3.18	975.4	9.2	3.80
Other securities	3.6	—	2.81	3.5	—	2.84	3.8	—	1.94
Total securities (te) (c)	6,186.4	39.4	2.55	6,032.1	37.7	2.50	5,679.8	35.3	2.48
Total short-term investments	155.3	0.7	1.71	143.1	0.6	1.61	194.7	0.6	1.17
Total earning assets (te)	$25,832.4	$267.3	4.11%	$25,391.0	$256.4	4.05%	$24,487.4	$241.3	3.92%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$7,944.3	$10.9	0.54%	$7,860.0	$9.3	0.47%	$8,097.4	$8.4	0.41%
Time deposits	3,377.6	14.1	1.66	3,121.8	11.5	1.48	2,711.6	7.7	1.12
Public funds	2,682.3	9.2	1.36	2,970.1	9.1	1.22	2,764.9	5.7	0.82
Total interest-bearing deposits	14,004.2	34.2	0.97	13,951.9	29.9	0.86	13,573.9	21.8	0.64
Short-term borrowings	2,610.2	11.8	1.81	1,989.4	7.4	1.49	1,909.4	4.4	0.92
Long-term debt	241.5	3.0	5.05	299.7	3.5	4.63	339.5	3.6	4.29
Total borrowings	2,851.7	14.8	2.07	2,289.1	10.9	1.91	2,248.9	8.0	1.43
Total interest-bearing liabilities	16,855.9	49.0	1.15%	16,241.0	40.8	1.01%	15,822.8	29.8	0.75%
Net interest-free funding sources	8,976.5			9,150.0			8,664.6
Total cost of funds	$25,832.4	$49.0	0.75%	$25,391.0	$40.8	0.64%	$24,487.4	$29.8	0.48%
Net interest spread (te)		$218.3	2.96%		$215.6	3.04%		$211.5	3.17%
Net interest margin	$25,832.4	$218.3	3.36%	$25,391.0	$215.6	3.40%	$24,487.4	$211.5	3.44%

(a)

Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21% for the three months ended September 30, 2018 and June 30, 2018, and 35% for the three months ended September 30, 2017.

(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities.

	Nine Months Ended
	September 30, 2018			September 30, 2017
(dollars in millions)	Volume	Interest	Rate	Volume	Interest	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$14,383.7	$482.2	4.48%	$13,634.7	$430.1	4.22%
Residential mortgage loans	2,763.3	85.4	4.12	2,379.6	68.7	3.85
Consumer loans	2,083.4	84.8	5.44	2,078.3	85.3	5.49
Loan fees & late charges	—	0.7	—	—	(0.9)	—
Total loans (te) (b)	19,230.4	653.1	4.54	18,092.6	583.2	4.31
Loans held for sale	26.9	0.8	3.89	21.8	0.7	4.09
US Treasury and government agency securities	146.2	2.4	2.21	122.6	1.9	2.07
Mortgage-backed securities and collateralized mortgage obligations	4,937.7	88.2	2.38	4,208.4	70.1	2.22
Municipals (te)	952.2	22.7	3.18	967.0	27.7	3.82
Other securities	3.5	0.1	2.57	24.0	0.3	1.92
Total securities (te) (c)	6,039.6	113.4	2.50	5,322.0	100.0	2.50
Total short-term investments	149.0	1.7	1.56	435.1	3.0	0.94
Total earning assets (te)	$25,445.9	$769.0	4.04%	$23,871.5	$686.9	3.84%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$7,948.8	$29.3	0.49%	$7,685.2	$21.0	0.37%
Time deposits	3,160.9	35.4	1.50	2,543.9	19.3	1.01
Public funds	2,906.1	26.4	1.21	2,618.2	12.6	0.64
Total interest-bearing deposits	14,015.8	91.1	0.87	12,847.3	52.9	0.55
Short-term borrowings	2,143.8	24.5	1.53	2,089.0	11.7	0.75
Long-term debt	281.9	9.9	4.70	408.2	12.6	4.11
Total borrowings	2,425.7	34.4	1.90	2,497.2	24.3	1.29
Total interest-bearing liabilities	16,441.5	125.5	1.02%	15,344.5	77.2	0.67%
Net interest-free funding sources	9,004.4			8,527.0
Total cost of funds	$25,445.9	$125.5	0.66%	$23,871.5	$77.2	0.43%
Net interest spread (te)		$643.5	3.02%		$609.7	3.17%
Net interest margin	$25,445.9	$643.5	3.38%	$23,871.5	$609.7	3.41%

(a)	Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21% for the nine months ended September 30, 2018 and 35% for the nine months ended September 30, 2017.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities.

Provision for Loan Losses

During the third quarter of 2018,  we recorded a provision for loan losses of $6.9 million, down $2.0 million from the second quarter of 2018 and down $6.2 million from the third quarter of 2017.    For the nine months ended September 30, 2018, we recorded a total provision for loan losses of $28.0 million, compared to $44.0 million for the nine months ended September 30, 2017.

The provision includes net charge-offs totaling $6.9 million, which represents 0.14% of average total loans on an annualized basis in the third quarter of 2018, compared to $5.1 million, or 0.11% of average total loans in the second quarter of 2018.  In the energy portfolio, there were no net charge offs in the third quarter of 2018, compared to a $1.9 million net recovery in the second quarter of 2018.  The provision for the nine months ended September 30, 2018 included net charge-offs totaling $24.1 million compared to $47.8 million in the nine months ended September 30, 2017, with energy related net charge-offs down $24 million.

The provision for loan losses reflects a continued decline in energy allowance, with reduced exposure and an overall improvement in portfolio performance, and an increase in nonenergy allowance as that portfolio continues to grow. The discussion of Allowance for Loan Losses and Asset Quality later in this Item provides additional information on changes in the allowance for loan losses and general credit quality.

Noninterest Income

Noninterest income totaled $75.5 million for the third quarter of 2018, up $6.7 million, or 10%, from the second quarter of 2018 and up $8.4 million, or 13%, compared to the third quarter of 2017.  The increase over the prior quarter was primarily driven by an increase in trust fees as a result of the the trust and asset management acquisition.    The increase compared to the third quarter of 2017 was also largely driven by higher trust fees as well as higher bank card and ATM fees discussed in more detail below.

The components of noninterest income are presented in the following table for the indicated periods.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2018	2018	2017	2018	2017
Service charges on deposit accounts	$21,377	$20,981	$21,444	$63,806	$60,711
Trust fees	16,738	11,653	10,742	39,726	33,459
Bank card and ATM fees	14,862	15,464	13,390	44,784	39,545
Investment and annuity fees and insurance commissions	6,652	6,264	6,230	19,041	17,939
Secondary mortgage market operations	4,333	3,965	4,157	11,699	11,965
Amortization of FDIC loss share receivable	—	—	—	—	(2,427)
Income from bank-owned life insurance	3,100	3,113	3,097	9,283	8,632
Credit related fees	2,762	2,416	2,521	7,900	8,297
Income from derivatives	1,363	1,588	1,339	4,474	4,484
Gain (loss) on sales of assets	989	41	400	968	113
Other miscellaneous	3,342	3,347	3,795	10,066	11,023
Total noninterest operating income	$75,518	$68,832	$67,115	$211,747	$193,741
Nonoperating income items	—	—	—	(1,145)	4,352
Total noninterest income	$75,518	$68,832	$67,115	$210,602	$198,093

Service charges on deposits totaled $21.4 million for the third quarter of 2018, up $0.4 million, or 2%, from the second quarter of 2018 and down $0.1 million, or less than 1%, from the third quarter of 2017. The increase from the prior quarter was primarily due to a seasonal increase in consumer overdraft fees.  The decrease from the third quarter of 2017 is due to lower consumer overdraft fees and service charges, partially offset by increased check printing fees.

Trust fees increased $5.1 million, or 44%, linked quarter as a result of the acquisition of a trust and asset management business on July 13, 2018.  Trust fee income in the third quarter of 2018 attributable to the acquired business was approximately $5.5 million.  Compared to the third quarter of 2017, trust fees increased $6.0 million, or 56%, also largely due to the trust and asset management acquisition.

Bank card and ATM fees totaled $14.9 million for the third quarter of 2018, down  $0.6 million, or 4%, from the second quarter of 2018, due to seasonally lower activity in the third quarter. Compared to the third quarter of 2017, bank card and ATM fees were up $1.5 million, or 11%, due to increased card activity.

Investment and annuity fees and insurance commissions increased $0.4 million, or 6%, compared to second quarter 2018 due to higher annuity sales volume and underwriting activity,  and increased $0.4 million, or 7%, compared to third quarter 2017.

Fee income from secondary mortgage market operations was up $0.4 million, or 9%, from second quarter of 2018 with seasonally higher sales activity, and up $0.2 million, or 4%, from the third quarter of 2017.

Income from our customer interest rate derivative program resulted in a $1.4 million net gain for the third quarter of 2018 compared to net gains of $1.6 million in the second quarter of 2018 and $1.3 million for the third quarter of 2017.  Derivative income can be volatile and is dependent upon both customer sales activity as well as market value adjustments due to interest rate movement.

Noninterest income was $210.6 million for the nine months ended September 30, 2018, up $12.5 million, or 6%, from the same period in 2017.  Excluding nonoperating items, which include a loss related to the sale of Harrison Finance in 2018 and a gain related to the sale of select Hancock Horizon funds in 2017, noninterest income was $211.7 million,  up $18.0 million, or 9%, from the first nine months of 2017.  Trust fees were up $6.3 million, or 19%, at $39.7 million,  due primarily to the July 13, 2018 trust and asset management acquisition.  Bank card and ATM fees were up $5.2 million, or 13%, at $44.8 million due to increased card activity. Service charges were up $3.1 million, or 5%, at $63.8 million, primarily due to an increase in check printing fees and overdraft fees driven from the sustained overdraft fee introduced in the third quarter of 2017.    The loss share agreements with the FDIC were terminated in July 2017, resulting in an increase in income from the prior year of $2.4 million due to the elimination of amortization of the FDIC loss share receivable.  Investment and annuity fees and insurance commissions totaled $19.0 million, an increase of $1.1 million, or 6%, mostly due to increased annuity income partially offset by lower insurance commissions due to the sale of Harrison Finance on March 9, 2018.

Noninterest Expense

Noninterest expense for the third quarter of 2018 was $181.2 million, down  $3.2 million, or 2%, from the second quarter of 2018, and up $3.6 million, or 2%, from the third quarter of 2017.  Excluding nonoperating expenses, operating expense for the third quarter of 2018 totaled $176.4 million, an increase of $7.8 million, or 5%, linked quarter and up $10.1 million, or 6%, from the third quarter of 2017.  For the nine months ended September 30, 2018, total noninterest expense was $536.4 million, an $11.8 million, or 2%, increase over the same period in 2017.  Excluding nonoperating expenses,  operating expense for the nine months ended September 30, 2018 totaled $509.9 million, up $13.7 million, or 3%, over the same period in 2017.

Nonoperating expenses in the third quarter of 2018 totaled $4.8 million and primarily included costs associated with the trust and asset management acquisition.  Nonoperating expenses in the second quarter of 2018 were $15.8 million and included costs associated with the brand consolidation project, the trust and asset management acquisition,  and a charge related to the restructuring of a portion of our bank-owned life insurance contracts.  The year-to-date 2018 nonoperating expenses of $26.5 million also includes a one-time all hands bonus. The nonoperating expenses in the third quarter of 2017 and the nine months ended September 30, 2017 of $11.4 million and $28.5 million, respectively, included costs associated with the FNBC transactions. The nine months ended September 30, 2017 also included costs associated with termination of the FDIC loss share agreements.  The components of noninterest operating and nonoperating expense are presented in the following tables for the indicated periods.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2018	2018	2017	2018	2017
Operating expense
Compensation expense	$83,212	$79,670	$80,358	$239,625	$234,239
Employee benefits	17,961	17,165	16,665	54,749	54,454
Personnel expense	101,173	96,835	97,023	294,374	288,693
Net occupancy expense	11,829	11,698	12,101	34,470	35,832
Equipment expense	3,624	3,641	3,626	10,758	11,133
Data processing expense	18,418	17,279	15,869	52,065	48,019
Professional services expense	8,917	8,189	7,208	24,953	22,010
Amortization of intangible assets	5,638	5,322	6,070	16,578	16,532
Telecommunications and postage	3,567	3,250	3,848	10,667	11,013
Deposit insurance and regulatory fees	8,345	8,376	7,563	24,669	21,036
Other real estate (income) expense	16	(289)	199	(63)	(818)
Advertising	2,913	2,390	3,552	7,644	10,582
Corporate value and franchise taxes	3,718	3,577	3,387	10,735	9,942
Printing and supplies	1,282	842	1,248	3,155	3,746
Travel expense	1,333	1,436	1,188	3,833	3,438
Entertainment and contributions	2,448	2,950	2,016	7,907	5,757
Tax credit investment amortization	1,560	875	1,212	3,309	3,637
Other retirement expense	(4,664)	(4,458)	(4,402)	(13,585)	(10,850)
Other miscellaneous	6,243	6,684	4,515	18,426	16,453
Total operating expense	$176,360	$168,597	$166,223	$509,895	$496,155
Nonoperating expense items	4,827	15,805	11,393	26,485	28,473
Total noninterest expense	$181,187	$184,402	$177,616	$536,380	$524,628

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2018	2018	2017	2018	2017
Nonoperating expense
Personnel expense	$1,300	$408	$2,120	$5,316	$3,662
Net occupancy and equipment expense	962	1,239	500	2,321	777
Data processing expense	2,074	994	929	3,149	974
Professional services expense	638	5,192	2,854	7,238	9,681
Other real estate (income) expense	—	—	—	—	(1,511)
Advertising	(360)	1,127	358	952	1,389
Printing and supplies	5	846	173	1,106	183
Write-down related to FDIC loss share termination	—	—	—	—	6,603
Loss on restructure of bank-owned life insurance contracts	—	3,240	—	3,240	—
Other expense	208	2,759	4,459	3,163	6,715
Total nonoperating expenses	$4,827	$15,805	$11,393	$26,485	$28,473

The following discussion of the components of operating expense excludes nonoperating items for each period.

Personnel expense totaled $101.2 million for the third quarter of 2018, up $4.3 million, or 4%, compared to the prior quarter, due to the addition of trust and asset management employees and higher incentives.   Personnel costs are up $4.2 million, or 4%, compared to the third quarter of 2017 due to merit increases and the additional payroll expense related to the trust and asset management acquisition.  Year to date September 30, 2018 personnel expense was up $5.7 million, or 2%, compared to the prior year.

Occupancy and equipment expenses totaled $15.5 million in the third quarter of 2018, up $0.1 million, or 1%, from the second quarter of 2018 and down $0.3 million from the third quarter of 2017.  The increase compared to prior quarter is primarily due to an increase in depreciation related to new signage following the Company’s rebranding.  The reduction compared to the prior year is due largely to costs related to FNBC branches that had not yet been consolidated.  Occupancy and equipment expenses totaled $45.2 million for the first nine months of 2018, $1.7 million, or 4%, less than the first nine months of 2017, due to previously mentioned items.

Data processing expense was $18.4 million for the third quarter of 2018, up $1.1 million, or 7%, from the second quarter of 2018, and up $2.5 million, or 16%, from the third quarter of 2017.  Data processing expense was $52.1 million for the first nine months of 2018, $4.0 million, or 8%, over the first nine months of 2017.  The increase in expense is attributable to revenue-generating initiatives related to new digital offerings, higher card transaction processing costs resulting from increased card activity and additional processing cost associated with the acquired trust and asset management business that is awaiting system conversion.

Professional service expense totaled $8.9 million in the third quarter of 2018, up $0.7 million, or 9%, compared to the previous quarter and up $1.7 million, or 24% compared to the same quarter last year.  Professional service expense totaled $25.0 million for the first nine months of 2018, up $2.9 million, or 13%, compared to the first nine months of 2017.  The increase over the previous quarter was due to loan collection costs and various other projects.  Professional service expense includes legal, audit, accounting and other consulting services.

Deposit insurance and regulatory fees and corporate value and franchise taxes were $12.1 million, an increase of $0.1 million, or 1%, from the second quarter of 2018 and up $1.1 million, or 10%, from the third quarter of 2017.  Deposit insurance and regulatory fees and corporate value and franchise taxes totaled $35.4 million for the first nine months of 2018, up $4.4 million, or 14%, from the first nine months of 2017.  Deposit insurance and regulatory fees and corporate value and franchise taxes were up both quarter over quarter and year over year primarily due to asset growth.

Business development-related expenses (including advertising, travel and entertainment and contributions) were $6.7 million for the third quarter of 2018, down $0.1 million, or 1%, from the second quarter of 2018 and down $0.1 million, or 1%, from the third quarter of 2017.   Business development expense totaled $19.4 million for the first nine months of 2018, $0.4 million, or 2%, less than the first nine months of 2017.

There was virtually no other real estate (“ORE”) expense in the third quarter of 2018, compared to net gains on ORE dispositions of $0.3 million during the second quarter of 2018 and net ORE costs of $0.2 million in the third quarter of 2017.  Net gains on ORE dispositions exceeded ORE costs by $0.1 million for the nine months ended September 30, 2018 and  $0.8 million for the same period in 2017. ORE income/loss can vary from period to period.

All other expenses, excluding amortization of intangibles and nonoperating expense items, totaled $8.0 million for the third quarter of 2018, up $0.8 million, or 11%, from the second quarter of 2018, and up $1.6 million, or 24%, from the third quarter of 2017.  All other expenses, excluding amortization of intangibles and nonoperating expense items, totaled $22.0 million for the first nine months of

2018, down $2.0 million, or 8%, from the first nine months of 2017.  The decrease compared to prior year are primarily due to lower other retirement expense and the elimination of FNBC related costs through branch consolidation.

Income Taxes

The effective income tax rate for the third quarter of 2018 was approximately 17.5%, compared to 18.3% in the second quarter of 2018 and 25.7% in the third quarter of 2017. The decrease in the effective tax rate from the prior quarter is due to an expected increase in investments in new market tax credits, and the decrease from the third quarter of 2017 is primarily due to the enactment of the Tax Cuts and Jobs Act (“Tax Act”) on December 22, 2017.  The Tax Act significantly revised U.S. corporate income tax laws by, among other things, lowering the statutory corporate federal income tax rate from 35% to 21%, eliminating or reducing the deductibility of certain meals and entertainment expenses, limiting the deduction of FDIC insurance premiums, as well as modifying the deductibility of executive compensation through the elimination of the performance-based compensation exception and changes to the definition of a covered employee.

Our deferred tax assets and liabilities were re-measured to reflect the lower income tax rate during the fourth quarter of 2017.  Pursuant to ASU 2018-05, entities have a measurement period not to exceed one year from the enactment date of the Tax Act to record provisional amounts related to the impact of the Tax Act.  As of September 30, 2018, no adjustment had been made to the provisional benefit recorded. Management does not expect to adjust the provisional benefit recorded unless new guidance is issued by federal and/or state tax authorities that would require us to reevaluate our original estimate of provisional impact.  If so, any such adjustments could materially impact income tax expense in the period in which the adjustments are made.

Our effective tax rate has historically varied from the federal statutory rate primarily because of tax-exempt income and tax credits.  Interest income on bonds issued by or loans to state and municipal governments and authorities, and earnings from the bank-owned life insurance program are the major components of tax-exempt income.  The $3.2 million charge recorded during the second quarter of 2018 related to restructuring a portion of our bank-owned life insurance contracts negatively impacted the tax benefit attributable to life insurance contracts, as reflected in the table below.

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

We intend to continue making investments in tax credit projects.  However, our ability to access new credits will depend upon, among other factors, federal and state tax policies and the level of competition for such credits.  Based on tax credit investments that have been made to date and those we expect to make from our new allocation award, we expect to realize benefits from federal and state tax credits totaling $8.2 million, $5.8 million and $3.8 million for 2019, 2020 and 2021, respectively.

Additionally, the effective tax rate is affected by other items that may impact comparability from quarter to quarter, such as the excess benefit of vested employee share-based compensation. As of September 30, 2018, the year to date excess benefit of vested share-based compensation decreased income tax expense by $0.5 million. Management expects an effective tax rate of 8% to 10% for the fourth quarter of 2018 and 15% to 17% for the year ended December 31, 2018 due to fourth quarter stock compensation vesting and other tax reform related strategies that together will generate an additional income tax benefit of approximately $9 to $11 million, based on the Company’s share price at September 28, 2018.

The following table reconciles reported income tax expense to that computed at the statutory federal tax rate for the indicated periods.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2018	2018	2017	2018	2017
Taxes computed at statutory rate	$21,347	$18,288	$27,761	$58,298	$74,812
Tax credits:
QZAB/QSCB	(760)	(760)	(643)	(2,279)	(1,928)
NMTC - Federal and State	(1,379)	(1,378)	(1,679)	(4,136)	(5,037)
Total tax credits	(2,139)	(2,138)	(2,322)	(6,415)	(6,965)
State income taxes, net of federal income tax benefit	1,989	1,924	1,167	5,957	3,143
Tax-exempt interest	(2,720)	(2,761)	(4,629)	(8,267)	(14,021)
Life insurance contracts	(866)	306	(1,248)	(1,490)	(3,241)
Employee share-based compensation	(146)	(176)	(202)	(461)	(2,003)
Impact from interim estimated effective tax rate	(664)	(844)	(471)	(1,152)	2,230
FDIC Assessment Disallowance	748	758	—	2,252	—
Other, net	226	552	358	1,359	(390)
Income tax expense	$17,775	$15,909	$20,414	$50,081	$53,565

Selected Financial Data

The following tables contain selected financial data as of the dates and for the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2018	2018	2017	2018	2017
Common Share Data
Earnings per share:
Basic	$0.96	$0.82	$0.68	$2.62	$1.85
Diluted	$0.96	$0.82	$0.68	$2.61	$1.85
Cash dividends paid	$0.27	$0.24	$0.24	$0.75	$0.72
Book value per share (period-end)	$34.90	$34.33	$33.78	$34.90	$33.78
Tangible book value per share (period-end)	$24.44	$24.66	$23.92	$24.44	$23.92
Weighted average number of shares (000s):
Basic	85,348	85,305	84,749	85,298	84,577
Diluted	85,539	85,483	84,980	85,482	84,818
Period-end number of shares (000s)	85,364	85,335	84,767	85,364	84,767
Market data:
High sales price	$53.00	$55.00	$50.40	$56.40	$52.94
Low sales price	$46.05	$45.76	$41.05	$45.76	$41.05
Period-end closing price	$47.55	$46.65	$48.45	$47.55	$48.45
Trading volume (000s) (a)	28,332	35,705	33,243	99,407	117,397

(a)	Trading volume is based on the total volume as determined by NASDAQ on the last day of the quarter.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2018	2018	2017	2018	2017
Income Statement:
Interest income	$263,212	$252,304	$232,716	$756,911	$661,408
Interest income (te) (a)	267,307	256,385	241,295	769,050	686,849
Interest expense	49,018	40,757	29,859	125,506	77,143
Net interest income (te)	218,289	215,628	211,436	643,544	609,706
Provision for loan losses	6,872	8,891	13,040	28,016	43,982
Noninterest income	75,518	68,832	67,115	210,602	198,093
Noninterest expense (excluding amortization of intangibles)	175,549	179,080	171,546	519,802	508,096
Amortization of intangibles	5,638	5,322	6,070	16,578	16,532
Income before income taxes	101,653	87,086	79,316	277,611	213,748
Income tax expense	17,775	15,909	20,414	50,081	53,565
Net income	$83,878	$71,177	$58,902	$227,530	$160,183

Earnings excluding nonoperating items
Net income	$83,878	$71,177	$58,902	$227,530	$160,183
Nonoperating income	—	—	—	1,145	(4,352)
Nonoperating expense	4,827	15,805	11,393	26,485	28,473
Income tax benefit	(1,014)	(3,319)	(3,988)	(5,549)	(8,442)
Nonoperating items, net of applicable income tax benefit	3,813	12,486	7,405	22,081	15,679
Operating earnings	$87,691	$83,663	$66,307	$249,611	$175,862

	Three Months ended			Nine Months ended
	September 30,	June 30,	September 30,	September 30,
	2018	2018	2017	2018	2017
Performance Ratios
Return on average assets	1.19%	1.04%	0.88%	1.10%	0.82%
Return on average common equity	11.27%	9.81%	8.23%	10.45%	7.69%
Return on average tangible common equity	16.11%	13.72%	11.68%	14.75%	10.77%
Earning asset yield (te) (a)	4.11%	4.05%	3.92%	4.04%	3.84%
Total cost of funds	0.75%	0.64%	0.48%	0.66%	0.43%
Net interest margin (te)	3.36%	3.40%	3.44%	3.38%	3.41%
Noninterest income to total revenue (te)	25.70%	24.20%	24.09%	24.66%	24.52%
Average loan/deposit ratio	88.39%	86.84%	87.08%	87.19%	88.18%
FTE employees (period-end)	3,858	3,780	3,979	3,858	3,979
Capital Ratios
Common stockholders' equity to total assets	10.60%	10.49%	10.68%	10.60%	10.68%
Tangible common equity ratio (b)	7.67%	7.76%	7.80%	7.67%	7.80%

Select performance measures excluding nonoperating items
Operating earnings per share - diluted (d)	$1.01	$0.96	$0.76	$2.87	$2.03
Return on average assets - operating	1.24%	1.22%	0.99%	1.21%	0.90%
Return on average common equity - operating	11.78%	11.54%	9.27%	11.46%	8.44%
Return on average tangible common equity - operating	16.84%	16.12%	13.14%	16.18%	11.82%
Efficiency ratio (c)	58.11%	57.40%	57.50%	57.68%	59.70%
Noninterest income as a percent of total revenue (te) - operating	25.70%	24.20%	24.09%	24.76%	24.11%

(a)

Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21% for the three and nine months ended September 30, 2018 and the three months ended June 30, 2018, and 35% for the three and nine months ended September 30, 2017.

(b)	The tangible common equity ratio is common stockholders’ equity less intangible assets divided by total assets less intangible assets.
(c)	The efficiency ratio is noninterest expense to total net interest (te) and noninterest income, excluding amortization of purchased intangibles and nonoperating items.
(d)	See Reconciliation of Non-GAAP Measures “Operating earnings per share – diluted” for the reconciliation of this non-GAAP measure.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
($ in thousands)	2018	2018	2017	2018	2017
Asset Quality Information
Nonaccrual loans (a)	$201,646	$241,681	$269,676	$201,646	$269,676
Restructured loans - still accruing	162,189	152,507	96,735	162,189	96,735
Total nonperforming loans	363,835	394,188	366,411	363,835	366,411
Other real estate (ORE) and foreclosed assets	27,475	22,342	21,219	27,475	21,219
Total nonperforming assets	$391,310	$416,530	$387,630	$391,310	$387,630
Accruing loans 90 days past due (a)	$24,460	$7,941	$28,850	$24,460	$28,850
Net charge-offs	6,852	5,074	11,783	24,126	47,752
Allowance for loan losses	214,550	214,530	223,122	214,550	223,122
Provision for loan losses	6,872	8,891	13,040	28,016	43,982
Ratios:
Nonperforming assets to loans, ORE and foreclosed assets	2.00%	2.15%	2.06%	2.00%	2.06%
Accruing loans 90 days past due to loans	0.13%	0.04%	0.15%	0.13%	0.15%
Nonperforming assets + accruing loans 90 days past due to loans, ORE and foreclosed assets	2.12%	2.19%	2.21%	2.12%	2.21%
Net charge-offs to average loans	0.14%	0.11%	0.25%	0.17%	0.35%
Allowance for loan losses to period-end loans	1.10%	1.11%	1.19%	1.10%	1.19%
Allowance for loan losses to nonperforming loans + accruing loans 90 days past due	55.25%	53.35%	56.45%	55.25%	56.45%

(a)

Nonaccrual loans and accruing loans past due 90 days or more do not include purchased credit impaired loans with an accretable yield. Included in nonaccrual loans are $92.7 million, $98.8 million, and $119.7 million in nonaccruing restructured loans at September 30, 2018, June 30, 2018, and September 30, 2017, respectively.

	September 30,	June 30,	March 31,	December 31,	September 30,
(in thousands)	2018	2018	2018	2017	2017
Period-End Balance Sheet
Total loans, net of unearned income (a)	$19,543,717	$19,370,917	$19,092,504	$19,004,163	$18,786,285
Loans held for sale	29,043	36,047	21,827	39,865	23,236
Securities	5,987,447	6,113,873	5,930,076	5,888,380	5,624,552
Short-term investments	108,074	104,210	61,541	92,384	111,725
Earning assets	25,668,281	25,625,047	25,105,948	25,024,792	24,545,798
Allowance for loan losses	(214,550)	(214,530)	(210,713)	(217,308)	(223,122)
Goodwill	791,157	745,523	745,523	745,523	739,403
Other intangible assets, net	101,438	79,700	85,021	90,640	96,525
Other assets	1,751,849	1,689,707	1,571,558	1,692,439	1,658,151
Total assets	$28,098,175	$27,925,447	$27,297,337	$27,336,086	$26,816,755
Noninterest-bearing deposits	$8,140,530	$8,165,796	$8,230,060	$8,307,497	$7,896,384
Interest-bearing transaction and savings deposits	7,972,417	7,711,542	8,058,793	8,181,554	7,893,546
Interest-bearing public funds deposits	2,613,858	2,854,839	3,108,008	3,040,318	2,762,048
Time deposits	3,691,002	3,503,161	3,088,861	2,723,833	2,981,881
Total interest-bearing deposits	14,277,277	14,069,542	14,255,662	13,945,705	13,637,475
Total deposits	22,417,807	22,235,338	22,485,722	22,253,202	21,533,859
Short-term borrowings	2,276,647	2,314,190	1,452,097	1,703,890	1,737,151
Long-term debt	215,912	266,009	300,443	305,513	331,179
Other liabilities	208,931	180,355	163,037	188,532	351,291
Stockholders' equity	2,978,878	2,929,555	2,896,038	2,884,949	2,863,275
Total liabilities & stockholders' equity	$28,098,175	$27,925,447	$27,297,337	$27,336,086	$26,816,755

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	June 30,
(in thousands)	2018	2018	2017	2018	2017
Average Balance Sheet
Total loans, net of unearned income (a)	$19,464,639	$19,193,234	$18,591,219	$19,230,385	$18,092,622
Loans held for sale	25,992	22,575	21,723	26,898	21,815
Securities (b)	6,186,410	6,032,058	5,679,841	6,039,645	5,321,974
Short-term investments	155,331	143,158	194,643	148,958	435,066
Earning assets	25,832,372	25,391,025	24,487,426	25,445,886	23,871,477
Allowance for loan losses	(214,376)	(212,766)	(224,537)	(214,637)	(222,623)
Goodwill and other intangible assets	886,226	827,760	837,107	849,279	798,050
Other assets	1,522,701	1,479,033	1,577,577	1,505,382	1,546,910
Total assets	$28,026,923	$27,485,052	$26,677,573	$27,585,910	$25,993,814
Noninterest-bearing deposits	$8,017,353	$8,149,521	$7,775,913	$8,039,574	$7,670,517
Interest-bearing transaction and savings deposits	7,944,349	7,860,019	8,097,370	7,948,819	7,685,213
Interest-bearing public fund deposits	2,682,269	2,970,117	2,764,961	2,906,067	2,618,215
Time deposits	3,377,588	3,121,817	2,711,574	3,160,943	2,543,834
Total interest-bearing deposits	14,004,206	13,951,953	13,573,905	14,015,829	12,847,262
Total deposits	22,021,559	22,101,474	21,349,818	22,055,403	20,517,779
Short-term borrowings	2,610,176	1,989,416	1,909,365	2,143,759	2,089,024
Long-term debt	241,517	299,695	339,535	281,876	408,191
Other liabilities	201,240	185,470	240,338	193,166	192,376
Stockholders' equity	2,952,431	2,908,997	2,838,517	2,911,706	2,786,444
Total liabilities & stockholders' equity	$28,026,923	$27,485,052	$26,677,573	$27,585,910	$25,993,814

(a)	Includes nonaccrual loans.
(b)	Average securities do not include unrealized holding gains/losses on available for sale securities.

Reconciliation of Non-GAAP Measures

Reported to core net interest income (te) and core net interest margin

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
($ in thousands)	2018	2018	2017	2018	2017
Net interest income	$214,194	$211,547	$202,857	$631,405	$584,265
Tax-equivalent adjustment (te)(a)	4,095	4,081	8,579	12,139	25,441
Net interest income (te)	$218,289	$215,628	$211,436	$643,544	$609,706
Purchase accounting adjustments
Loan discount accretion (b)	5,415	6,376	7,711	18,899	21,529
Bond premium amortization (c)	(221)	(259)	(364)	(795)	(1,216)
Total net purchase accounting adjustments	5,194	6,117	7,347	18,104	20,313
Net interest income (te) - core	$213,095	$209,511	$204,089	$625,440	$589,393
Average earning assets	$25,832,372	$25,391,025	$24,487,426	$25,445,886	$23,871,477
Net interest margin - reported	3.36%	3.40%	3.44%	3.38%	3.41%
Net purchase accounting adjustments	0.08%	0.09%	0.12%	0.10%	0.11%
Net interest margin - core	3.28%	3.31%	3.32%	3.28%	3.30%

Operating revenue (te) and operating pre-provision net revenue (te)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2018	2018	2017	2018	2017
Net interest income	$214,194	$211,547	$202,857	$631,405	$584,265
Noninterest income	75,518	68,832	67,115	210,602	198,093
Total revenue	$289,712	$280,379	$269,972	$842,007	$782,358
Tax-equivalent adjustment (a)	4,095	4,081	8,579	12,139	25,441
Nonoperating revenue	—	—	—	1,145	(4,352)
Operating revenue (te)	$293,807	$284,460	$278,551	$855,291	$803,447
Noninterest expense	(181,187)	(184,402)	(177,616)	(536,380)	(524,628)
Nonoperating expense	4,827	15,805	11,393	26,485	28,473
Operating pre-prevision net revenue (te)	$117,447	$115,863	$112,328	$345,396	$307,292

Operating earnings per share - diluted

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2018	2018	2017	2018	2017
Net income	$83,878	$71,177	$58,902	$227,530	$160,183
Net income allocated to participating securities	(1,544)	(1,328)	(1,244)	(4,238)	(3,566)
Net income available to common shareholders	82,334	69,849	$57,658	$223,292	$156,617
Nonoperating items, net of applicable income tax	3,813	12,486	7,405	22,081	15,679
Nonoperating items allocated to participating securities	(71)	(233)	(156)	(413)	(342)
Operating earnings available to common shareholders	$86,076	$82,102	64,907	244,960	171,954
Weighted average common shares - diluted	85,539	85,483	84,980	85,482	84,818
Earnings per share -diluted	$0.96	$0.82	$0.68	$2.61	$1.85
Operating earnings per share - diluted	$1.01	$0.96	$0.76	$2.87	$2.03

(a)

Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21% for the three and nine months ended September 30, 2018 and the three months ended June 30, 2018, and 35% for the three and nine months ended September 30, 2017.

(b)	Includes net loan discount accretion arising from business combination.
(c)	Includes net investment premium amortization arising from business combinations.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, as well as maturities and repayments of investment securities.  Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements.  Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window.  As shown in the table below, our ratio of free securities to total securities was 48.90% at September 30, 2018, compared to 49.31% at June 30, 2018 and 36.61% at September 30, 2017.  The total of pledged securities at September 30, 2018 was $3.1 billion, down $29 million from June 30,  2018 as collateral related to seasonal public fund tax deposits was released. Total securities at September 30, 2018 was $0.4 billion higher than at September 30, 2017.

	September 30,	June 30,	March 31,	December 31,	September 30,
Liquidity Metrics	2018	2018	2018	2017	2017
Free securities / total securities	48.90%	49.31%	43.35%	44.15%	36.61%
Core deposits / total deposits	89.71%	89.65%	90.84%	93.03%	91.70%
Wholesale funds / core deposits	19.34%	19.93%	14.44%	13.76%	15.94%
Quarter-to-date average loans /quarter-to-date average deposits	88.39%	86.84%	86.32%	86.57%	87.08%

The liability portion of the balance sheet provides liquidity mainly through the ability to use cash sourced from various customers’ interest-bearing and noninterest-bearing deposit and sweep accounts.  Core deposits consist of total deposits excluding certificates of deposit (“CDs”) of $250,000 or more and brokered deposits. The ratio of core deposits to total deposits was 89.71% at September 30, 2018, compared to 89.65% at June 30, 2018 and 91.70% at September 30, 2017. Core deposits totaled $20.1 billion at September 30, 2018, an increase of $0.2 billion from June 30, 2018, and $0.4 billion from September 30, 2017. Brokered deposits totaled $1.4 billion as of September 30, 2018, a $26 million increase compared to June 30, 2018 and $354 million compared to September 30, 2017. The use of brokered deposits as a funding source is subject to strict parameters regarding the amount, term and interest rate.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At September 30, 2018, the Bank had borrowings of approximately $1.8 billion and had approximately $2.8 billion available under this line. The Bank also has unused borrowing capacity at the Federal Reserve’s discount window of approximately $2.3 billion; there were no outstanding borrowings with the Federal Reserve at any date during the twelve months ended September 30, 2018.

Wholesale funds, which are comprised of short-term borrowings, long-term debt and brokered deposits were 19.34% of core deposits at September 30, 2018, compared to 19.93% at June 30, 2018 and 15.94% at September 30, 2017.  The linked quarter decrease in wholesale funds was primarily related to decreases in FHLB borrowings, customer repurchase agreements, and long-term debt, partially offset by an increase in federal funds purchased. The year over year increase in wholesale funds was primarily related to increases in FHLB borrowings and brokered deposits, partially offset by a decrease in long-term debt.  Management has established an internal target for wholesale funds to be less than 25% of core deposits.

Another key measure used to monitor our liquidity position is the loan-to-deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding).  The loan-to-deposit ratio measures the amount of funds the Company lends for each dollar of deposits on hand.  Our loan-to-deposit ratio for the third quarter of 2018 was 88.39%, compared to 86.84% for the second quarter of 2018 and 87.08% for the third quarter of 2017.  Management has an established target range for its loan-to-deposit ratio of 83% to 87%, but will operate temporarily outside of that range depending on market conditions.

Cash generated from operations is another important source of funds to meet liquidity needs.  The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the nine months ended September 30, 2018 and 2017.

Dividends received from the Bank have been the primary source of funds available to the Parent for the payment of dividends to our stockholders and for servicing its debt.  The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends the Bank can distribute to the Parent.  The Parent targets cash and other liquid assets to provide liquidity in an amount sufficient to fund approximately six quarters of anticipated common stockholder dividends.

CAPITAL RESOURCES

Stockholders’ equity totaled $3.0 billion at September 30, 2018, up $49 million, or 2% from June 30, 2018 and up $116 million, or 4%, from September 30, 2017.  The tangible common equity ratio was 7.67% at September 30, 2018,  compared to 7.76% at June 30, 2018  and 7.80% at September 30, 2017.  The decrease in the ratio from prior quarter is due to increase in goodwill and other intangibles resulting from the trust and asset management acquisition, partially offset by net tangible retained earnings.  The decrease from September 30, 2017 was primarily related to the change in accumulated other comprehensive loss, tangible asset growth, and an increase in intangible assets related to acquisition transactions, partially offset by an increase in net tangible retained earnings.  Management has established an internal target for the tangible common equity ratio of at least 8.00%; however, management will allow the tangible common equity ratio to drop below 8.00% on a temporary basis if it believes that the shortfall can be replenished through normal operations.  We expect to be back within our target range in the first half of 2019.

The regulatory capital ratios of the Company and the Bank as of September 30, 2018 declined compared to prior quarter due mostly to the intangible assets generated from the trust and asset management transaction and asset growth, however, the ratios remain strong and are well in excess of current regulatory minimum requirements. The Company and the Bank have been categorized as “well-capitalized” in the most recent notices received from our regulators. Both entities currently exceed all capital requirements of the Basel III requirements, including the fully phased-in conservation buffer.    See the Supervision and Regulation section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion of our capital requirements.

The following table shows the regulatory capital ratios for the Company and the Bank as calculated under current rules for the indicated periods. The Company’s and Bank’s regulatory filings for quarters ending March 31, 2018 and prior were filed in the names of Hancock Holding Company and Whitney Bank, respectively.

	Well-	September 30,	June 30,	March 31,	December 31,	September 30,
	Capitalized	2018	2018	2018	2017	2017
Total capital (to risk weighted assets)
Hancock Whitney Corporation	10.00%	11.98%	12.12%	12.00%	11.90%	11.84%
Hancock Whitney Bank	10.00%	11.25%	11.57%	11.60%	11.55%	11.35%
Tier 1 common equity capital (to risk weighted assets)
Hancock Whitney Corporation	6.50%	10.36%	10.48%	10.35%	10.21%	10.10%
Hancock Whitney Bank	6.50%	10.30%	10.60%	10.63%	10.54%	10.31%
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	8.00%	10.36%	10.48%	10.35%	10.21%	10.10%
Hancock Whitney Bank	8.00%	10.30%	10.60%	10.63%	10.54%	10.31%
Tier 1 leverage capital
Hancock Whitney Corporation	5.00%	8.50%	8.66%	8.51%	8.43%	8.34%
Hancock Whitney Bank	5.00%	8.46%	8.77%	8.75%	8.72%	8.53%

Regulatory definitions:

(1)	Tier 1 common equity capital generally includes common equity and retained earnings, reduced by goodwill and other disallowed intangibles, disallowed deferred tax assets and certain other assets.
(2)	Tier 1 capital consists of Tier 1 common equity capital plus non-controlling interest in equity of consolidated subsidiaries and a limited amount of qualifying perpetual preferred stock.
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

On May 24, 2018, our board of directors approved a stock buyback program that authorized the repurchase of up to 5%, or approximately 4.3 million shares of its outstanding common stock. The approved program allows us to repurchase shares of our common stock either in the open market in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions with non-affiliated sellers or as otherwise determined by the Company in one or more transactions, from time to time until December 31, 2019. The Company is not obligated to purchase any shares under this program and the board of directors may terminate or amend the program at any time prior to the expiration. As of September 30, 2018, we had not purchased any shares of our common stock under this program.

On July 26, 2018, the board of directors declared the regular third quarter cash dividend at $0.27 per share, a 12.5% increase from the prior quarter.  The annual cash dividend payable rate increased to $1.08 per share, compared to the previous rate of $0.96 per share.  The Company has paid uninterrupted quarter dividends to shareholders since 1967.

BALANCE SHEET ANALYSIS

Securities

Investments in securities totaled approximately $6.0 billion at September 30, 2018, down $126 million, or 2%, from June 30, 2018, and up $363 million from September 30, 2017.  At September 30, 2018, securities available for sale totaled $2.9 billion and securities held to maturity totaled $3.1 billion.

The securities portfolio consists mainly of residential and commercial mortgage-backed securities and collateralized mortgage obligations issued or guaranteed by U.S. government agencies. The portfolio is designed to enhance liquidity while providing an acceptable rate of return.  The Company invests only in high quality investment grade securities with a targeted effective duration for the overall portfolio of between two and five years.  The effective duration calculates the price sensitivity to changes in interest rates.  At September 30, 2018, the average maturity of the portfolio was 5.61 years with an effective duration of 4.90 years and a nominal weighted-average yield of 2.54%. Management simulations indicate that the effective duration would decrease to 4.84 years with a 100 bps increase in the yield curve and increase to 4.91 years with a 200 bps increase.  At June 30, 2018, the average maturity of the portfolio was 6.09 years with an effective duration of 4.89 years and a nominal weighted-average yield of 2.53%. The average maturity of the portfolio at September 30, 2017 was 5.57 years, while the duration was 4.64 years, and the nominal weighted average yield was 2.36%.

Loans

Total loans at September 30, 2018 were $19.5 billion, up approximately $173 million, or 1%, from June 30, 2018, and up $757 million, or 4%, from September 30, 2017.  The increase from June 30, 2018 is net of approximately $90 million of paydowns on two relationships that occurred at quarter end, approximately half of which was in the energy related transportation sector, where we are working to reduce our exposure. Net loan growth continues to be diversified both regionally and in areas identified as a part of the Company’s revenue generating initiatives, including equipment finance and healthcare.  Loans to energy related entities decreased $58 million during third quarter of 2018 and are down $206 million compared to September 30, 2017 as we continue to reduce our exposure to the energy sector.

The following table shows the composition of our loan portfolio:

	September 30,	June 30,	March 31,	December 31,	September 30,
(in thousands)	2018	2018	2018	2017	2017
Total loans:
Commercial non-real estate	$8,438,884	$8,410,961	$8,336,222	$8,297,937	$8,129,429
Commercial real estate - owner occupied	2,300,271	2,233,794	2,185,543	2,142,439	2,076,014
Total commercial and industrial	10,739,155	10,644,755	10,521,765	10,440,376	10,205,443
Commercial real estate - income producing	2,311,699	2,342,192	2,394,862	2,384,599	2,511,808
Construction and land development	1,523,419	1,515,233	1,413,878	1,373,421	1,373,048
Residential mortgages	2,846,916	2,780,359	2,732,821	2,690,472	2,596,692
Consumer	2,122,528	2,088,378	2,029,178	2,115,295	2,099,294
Total loans	$19,543,717	$19,370,917	$19,092,504	$19,004,163	$18,786,285

Our commercial customer base is diversified over a range of industries, including energy, healthcare, wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, financial and professional services, and agricultural production.

The following table provides detail of the more significant industry concentrations for our commercial and industrial loan portfolio, which is based on NAICS codes.

	September 30,		June 30,		March 31,		December 31,		September 30,
	2018		2018		2018		2017		2017
		Pct of		Pct of		Pct of		Pct of		Pct of
($ in thousands)	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial & industrial loans:
Real Estate and Rental and Leasing	$1,232,737	11%	$1,195,278	11%	$1,154,304	11%	$1,122,389	11%	$1,134,451	12%
Health Care and Social Assistance	1,135,040	11	1,152,593	11	1,159,214	11	1,118,288	11	1,023,939	10
Retail Trade (a)	930,134	9	901,020	8	869,662	8	757,998	7	761,418	7
Mining, Quarrying, and Oil and Gas Extraction (a)	874,223	8	932,113	9	972,580	9	992,179	10	1,074,822	11
Manufacturing (a)	846,447	8	820,135	8	795,014	8	745,744	7	726,339	7
Public Administration	842,199	8	866,052	8	857,736	8	840,773	8	832,638	8
Transportation and Warehousing (a)	700,698	6	702,615	7	651,869	6	609,011	6	563,263	6
Construction	582,761	5	632,592	6	626,013	6	619,956	6	564,444	6
Wholesale Trade (a)	559,638	5	523,839	5	536,791	5	578,037	6	513,086	5
Finance and Insurance	524,836	5	460,803	4	437,547	4	501,157	5	559,092	5
Professional, Scientific, and Technical Services (a)	439,153	4	440,727	4	433,169	4	429,637	4	356,560	3
Educational Services	430,238	4	437,484	4	440,272	4	462,595	4	438,247	4
Other Services (except Public Administration)	391,040	4	382,737	4	371,913	4	356,787	3	349,711	3
Accommodation and Food Services	331,604	3	366,240	3	357,693	3	324,619	3	340,551	3
Other (a)	918,407	9	830,527	8	857,988	9	981,206	9	966,882	10
Total commercial & industrial loans	$10,739,155	100%	$10,644,755	100%	$10,521,765	100%	$10,440,376	100%	$10,205,443	100%

(a) Certain balances within each of these industry categories may contain loans considered to be energy related lending, as our definition of energy related is based on the borrower’s source of revenue. The energy related portfolio totaled approximately $.9 billion at September 30, 2018, $1.0 billion at June 30, 2018, and $1.1 billion at March 31, 2018, December 31, 2017 and September 30, 2017.

At September 30, 2018, commercial and industrial (“C&I”) loans, including both non-real estate and owner occupied real estate secured loans, totaled approximately $10.7 billion, an increase of $94 million, or 1%, from June 30, 2018.  Included in C&I are $927 million in energy related loans, which are comprised of credits to both the exploration and production segment and the support services segment.  Energy related loans comprised 4.7% of total loans at September 30, 2018, down from 12.4% in fourth quarter of 2014, the beginning of the downturn in the energy cycle, meeting our strategic target to reduce concentration of energy loans to 5% or lower.  The energy portfolio is also more balanced across the segments with 53% in support services and 47% in upstream and midstream at September 30, 2018, compared to 62% and 38%, respectively, at June 30, 2018. Third quarter 2018 activity in the energy portfolio included payoffs and paydowns of approximately $151 million, partially offset by approximately $93 million in draws on existing lines of credit.  There were no energy charge-offs during the third quarter of 2018.

The Bank lends mainly to middle market and smaller commercial entities, although it participates in larger shared credit loan facilities.  Shared national credits funded at September 30, 2018 totaling approximately $1.8 billion, or 9%, of total loans were up $77.9 million from June 30, 2018. Approximately $458 million of our shared national credits were with energy related customers at September 30, 2018.

Commercial real estate – income producing loans totaled approximately $2.3 billion at September 30, 2018, a decrease of $30.5 million, or 1%, from June 30, 2018.  The decrease was related primarily to healthcare facilities and multifamily properties.  The following table details for the preceding five quarters the end-of-period commercial real estate – income producing loan balances by property type.

	September 30,		June 30,		March 31,		December 31,		September 30,
	2018		2018		2018		2017		2017
		Pct of		Pct of		Pct of		Pct of		Pct of
($ in thousands)	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial real estate - income producing loans:
Retail	$499,395	22%	$502,809	22%	$521,607	22%	$526,929	22%	$550,720	22%
Office	421,965	18	430,319	18	436,789	18	441,539	19	472,169	19
Hotel/Motel	346,735	15	332,411	14	336,724	14	328,238	14	299,796	12
Multifamily	333,144	15	347,732	15	379,932	16	341,783	14	339,656	13
Industrial	285,292	12	279,041	12	270,812	11	272,133	11	327,048	13
Other	425,168	18	449,880	19	448,998	19	473,977	20	522,419	21
Total commercial real estate - income producing loans	$2,311,699	100%	$2,342,192	100%	$2,394,862	100%	$2,384,599	100%	$2,511,808	100%

Construction and land development loans, totaling approximately $1.5 billion at September 30, 2018, was relatively unchanged from June 30, 2018.  Residential mortgages increased $66.6 million and consumer loans increased $34.2 million during the third quarter of 2018.

We currently expect a slight slowdown in production in the fourth quarter of 2018, with end of period fourth quarter net loan growth estimated at $200 to $225 million.

Allowance for Loan Losses and Asset Quality

The Company's total allowance for loan losses was $214.5 million at September 30, 2018 virtually unchanged from June 30, 2018 and down $2.8 million from $217.3 million at December 31, 2017.  The ratio of the allowance for loan losses to period-end loans decreased slightly to 1.10%, compared to 1.11% at June 30, 2018 and 1.14% at year end.  The allowance for loan losses compared to second quarter 2018 reflects the net of an $8.8 million increase in allowance for loan losses on the nonenergy portfolio, offset by a decrease of $8.8 million in energy reserves.  The increase in the nonenergy allowance reflects increased growth and diversification of this portfolio, the impact that rising interest rates may have on ability to repay and criticized and nonperforming levels that, while down compared to the prior period-end, remain elevated compared to the last several years.  The decline in energy reserves reflects the stabilization in crude oil prices, a sizable decline in energy exposure and a significant reduction in criticized loan balances.  While there are a few problem energy credits for which we anticipate future charge-offs, management believes the allowance level is sufficient to cover that potential.

The Company’s balance of criticized commercial loans totaled $0.8 billion at September 30, 2018, down $63 million, or 7%, compared to June 30, 2018, with a decrease in nonenergy criticized loans of $12 million and a decrease in energy of $51 million. Commercial criticized loans are down $242 million compared to December 31, 2017, with the energy portfolio down $193 million and nonenergy down $49 million.  Criticized loans are defined as those having potential weaknesses that deserve management’s close attention (risk-rated special mention, substandard and doubtful), including both accruing and nonaccruing loans. Our nonenergy criticized portfolio, totaling $477 million at September 30, 2018 is comprised of loans that are diversified as to both industry and geography, and the level of criticized loans as a percentage of total loans is not outside of historical norms. As of September 30, 2018, criticized loans in the energy portfolio were $357 million, or approximately 39%, of that portfolio. Energy related loans delinquent for more than 30 days, including accrual and nonaccrual loans, totaled $71 million, or 8%, of the energy portfolio at September 30, 2018, up from $62 million, or 6%, at June 30, 2018.

Management continues to closely monitor the ability of our energy related customers to service their debt, including reviews of customers’ balance sheets, leverage ratios, collateral values and other critical lending metrics.  With oil prices approximating $70 per barrel, and continued stabilization in prices, we anticipate the cycle for us could end soon.  We believe we are adequately reserved for losses on remaining credits, and do not expect a significant provision for any additional issues. Management maintains the estimate that net charge offs from energy related credits could be as high as $95 million over the duration of the cycle, which started in the fourth quarter of 2014.  To date, we have recorded approximately $79 million in energy related net charge-offs since the cycle began. See Item 7 in our Annual Report on Form 10-K for the year ended December 31, 2017 for further discussion of our energy portfolio and its potential impact on the allowance for loan losses.

The following table provides a breakout of the allowance for loan loss for the energy portfolio, allocated by sector, as of September 30, 2018 and December 31, 2017.

	September 30, 2018			December 31, 2017
(in millions)	Outstanding Balance	Allocated Allowance for Loan and Lease Losses	Allowance for Loan and Lease Losses as a % of Loans	Outstanding Balance	Allocated Allowance for Loan and Lease Losses	Allowance for Loan and Lease Losses as a % of Loans
Upstream (reserve-based lending)	$375	$7.6	2.0%	$353	$11.4	3.2%
Midstream	57	0.7	1.2%	52	0.4	0.7%
Support - drilling	110	6.3	5.7%	121	10.5	8.6%
Support - nondrilling	385	35.6	9.2%	529	47.9	9.1%
Total	$927	$50.2	5.4%	$1,055	$70.2	6.7%

Net charge-offs were $6.9 million, or 0.14%, of average total loans on an annualized basis in the third quarter of 2018, up from $5.1 million, or 0.11%, of average total loans in the second quarter of 2018.  There were no energy charge-offs during the third quarter of 2018 compared to a net recovery in the second quarter of 2018 of $1.9 million.  Commercial nonenergy net charge-offs were up $0.4 million to $3.2 million in third quarter of 2018. Consumer loan charge-offs of $4.7 million were up $1.1 million compared to the second quarter of 2018, but were more in line with first quarter 2018 and fourth quarter 2017 when adjusted to exclude Harrison

Finance. The mortgage portfolio continued to perform well during third quarter of 2018 with a net recovery of $1.1 million compared to net recovery of $0.3 million in second quarter of 2018.

The following table sets forth activity in the allowance for loan losses for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2018	2018	2017	2018	2017
Allowance for loan losses at beginning of period	$214,530	$210,713	$221,865	$217,308	$229,418
Loans charged-off:
Commercial non real estate	3,556	2,510	9,029	15,401	35,247
Commercial real estate - owner-occupied	526	5,953	10	7,330	527
Total commercial & industrial	4,082	8,463	9,039	22,731	35,774
Commercial real estate - income producing	29	1,604	—	1,633	160
Construction and land development	45	210	498	265	670
Total commercial	4,156	10,277	9,537	24,629	36,604
Residential mortgages	87	306	1,709	585	2,485
Consumer	5,635	4,916	7,584	18,599	22,844
Total charge-offs	9,878	15,499	18,830	43,813	61,933
Commercial non real estate	758	8,330	4,624	13,234	6,442
Commercial real estate - owner-occupied	7	187	111	282	447
Total commercial & industrial	765	8,517	4,735	13,516	6,889
Commercial real estate - income producing	156	2	257	221	655
Construction and land development	30	9	295	68	1,050
Total commercial	951	8,528	5,287	13,805	8,594
Residential mortgages	1,142	596	58	1,854	339
Consumer	933	1,301	1,702	4,028	5,248
Total recoveries	3,026	10,425	7,047	19,687	14,181
Total net charge-offs	6,852	5,074	11,783	24,126	47,752
Provision for loan losses	6,872	8,891	13,040	28,016	43,982
Decrease in allowance as a result of sale of subsidiary	—	—	—	(6,648)	—
Increase (decrease) in FDIC loss share receivable	—	—	—	—	(2,526)
Allowance for loan losses at end of period	$214,550	$214,530	$223,122	$214,550	$223,122
Ratios:
Gross charge-offs to average loans	0.20%	0.32%	0.40%	0.30%	0.46%
Recoveries to average loans	0.06%	0.22%	0.15%	0.14%	0.10%
Net charge-offs to average loans	0.14%	0.11%	0.25%	0.17%	0.35%
Allowance for loan losses to period-end loans	1.10%	1.11%	1.19%	1.10%	1.19%

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, troubled debt restructurings and foreclosed and surplus ORE and other foreclosed assets.  Loans past due 90 days or more and still accruing are also disclosed.

	September 30,	December 31,
(in thousands)	2018	2017
Loans accounted for on a nonaccrual basis: (a)
Commercial non-real estate	$35,334	$63,387
Commercial non-real estate - restructured	91,095	89,476
Total commercial non-real estate	126,429	152,863
Commercial real estate - owner occupied	20,501	23,549
Commercial real estate - owner-occupied - restructured	218	2,440
Total commercial real estate - owner-occupied	20,719	25,989
Commercial real estate - income producing	3,656	9,054
Commercial real estate - income producing - restructured	285	5,520
Total commercial real estate - income producing	3,941	14,574
Construction and land development	3,237	3,791
Construction and land development - restructured	12	16
Total construction and land development	3,249	3,807
Residential mortgage	30,608	38,703
Residential mortgage - restructured	1,124	1,777
Total residential mortgage	31,732	40,480
Consumer	15,576	15,087
Consumer - restructured	—	—
Total consumer	15,576	15,087
Total nonaccrual loans	$201,646	$252,800
Restructured loans - still accruing:
Commercial non-real estate	$151,613	$114,224
Commercial real estate - owner occupied	8,827	1,578
Commercial real estate - income producing	401	3,827
Construction and land development	—	—
Residential mortgage	737	480
Consumer	611	384
Total restructured loans - still accruing	162,189	120,493
Total nonperforming loans	363,835	373,293
ORE and foreclosed assets	27,475	27,542
Total nonperforming assets (b)	$391,310	$400,835
Loans 90 days past due still accruing to loans (c)	$24,460	$27,766
Total restructured loans	$254,923	$219,722
Ratios:
Nonperforming assets to loans plus ORE and foreclosed assets	2.00%	2.11%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	55.25%	54.18%
Loans 90 days past due still accruing to loans	0.13%	0.15%

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

Nonperforming assets totaled $391.3 million at September 30, 2018, down $25.2 million from June 30, 2018 and $9.5 million from December 31, 2017, but up $3.7 million from September 30, 2017.  Nonperforming loans decreased approximately $30.4 million compared to June 30, 2018, with the energy portfolio down $17.5 million and nonenergy down $12.9 million. Nonperforming assets as a percent of total loans, ORE and other foreclosed assets was 2.00% at September 30, 2018, down 15 bps from June 30, 2018, 11 bps from December 31, 2017, and 6 bps from September 30, 2017.

Short-Term Investments

Short-term liquidity assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors.  Short-term liquidity investments, including interest-bearing bank deposits and federal funds sold, were $108.1 million at September 30, 2018. This represents an increase of $3.9 million from June 30, 2018 and a decrease of $3.7 million compared to September 30, 2017. These assets are highly volatile on a daily basis depending upon movement in customer loan and deposit accounts.  Average short-term investments of $155.3 million for the third quarter of 2018 were up $12.2 million compared to the second quarter of 2018, and down $39.3 million compared to the third quarter of 2017. See the Liquidity section earlier in this Item for further discussion regarding the management of our short-term investment portfolio and the impact upon our liquidity in general.

Deposits

Total deposits were $22.4 billion at September 30, 2018, up $182.5 million, or 1%, from June 30, 2018, and up $883.9 million, or 4%, from September 30, 2017.  Average deposits for the third quarter of 2018 were $22.0 billion, down $79.9 million, or less than 1%, from the second quarter of 2018 and up $671.7 million, or 3%, from the third quarter of 2017.

Noninterest-bearing demand deposits were $8.1 billion at September 30, 2018, down $25.3 million, or less than 1%, linked quarter, and up $244.1 million, or 3%, year over year. Noninterest-bearing demand deposits comprised 36% of total deposits at September 30, 2018, and 37% at June 30, 2018 and September 30, 2017.

Interest-bearing transaction and savings accounts of $8.0 billion at September 30, 2018 increased $260.9 million, or 3%, compared to June 30, 2018, mainly due to $229 million of customer deposits related to the trust and asset management acquisition, and increased $78.9 million, or 1%, compared to September 30, 2017.

Interest-bearing public fund deposits totaled $2.6 billion at September 30, 2018, down $241 million, or 8%, from June 30, 2018, consistent with seasonal trends, and down $148.2 million, or 5%, compared to September 30, 2017.  Time deposits other than public funds totaled $3.7 billion at September 30, 2018 up $187.8 million from June 30, 2018, driven by promotional certificate of deposit offers across our markets.  Time deposits other than public funds was up $709.1 million, or 24%, compared to September 30, 2017, due to both increased retail and brokered deposits.

Short-Term Borrowings

At September 30, 2018, short-term borrowings totaled $2.3 billion, down $37.5 million from June 30, 2018, as FHLB borrowings decreased $50.3 million, securities sold under repurchase agreements decreased $37.0 million, and federal funds purchased increased $49.8 million.  Short-term borrowings increased $539.5 million from September 30, 2017.

Average short-term borrowings of $2.6 billion in the third quarter of 2018 were up $620.8 million, or 31%, compared to the second quarter of 2018, and up $700.8 million, or 37%, compared to the third quarter of 2017.  Customer repurchase agreements and FHLB borrowings are the major sources of short-term borrowings. Customer repurchase agreements are offered mainly to commercial customers to assist them with their cash management strategies or to provide a temporary investment vehicle for their excess liquidity pending redeployment for corporate or investment purposes. While customer repurchase agreements provide a recurring source of funds to the Bank, the amounts available over time can be volatile.  FHLB borrowings are funds from the Federal Home Loan Bank that are collateralized by single family and commercial real estate loans included in the Bank’s loan portfolio, subject to specific criteria.

Long-Term Debt

At September 30, 2018, long-term debt totaled $215.9 million, down $50.1 million from June 30, 2018.  The decrease in long-term debt during the third quarter 2018 reflects a $50 million early payoff of the Parent’s term scheduled to mature in December 2018.

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

The following table shows the commitments to extend credit and letters of credit at September 30, 2018 according to expiration date.

		Expiration Date

		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$7,212,886	$2,963,452	$1,414,145	$1,507,202	$1,328,087
Letters of credit	353,490	266,377	36,895	50,218	—
Total	$7,566,376	$3,229,829	$1,451,040	$1,557,420	$1,328,087

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

The table below presents the results of simulations run as of September 30, 2018 for year 1 and year 2, assuming the indicated instantaneous and sustained parallel shift in the yield curve at the measurement date. The results demonstrate an increase in net interest income as rates rise and a decline should rates fall as compared to the stable rate environment assumed for the base case.

	Estimated Increase
	(Decrease) in NII
Change in Interest Rates	Year 1	Year 2
(basis points)
- 100	(2.45)%	(3.51)%
+100	1.71%	2.50%
+200	3.04%	4.43%
+300	4.13%	5.86%

Note: Decrease in interest rates limited to 100 basis points in the current rate environment

The foregoing disclosures related to our market risk should be read in conjunction with our audited consolidated financial statements, related notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were effective.

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.  Exhibits

(a)  Exhibits:

Exhibit		Filed	Incorporated by Reference
Number	Description	Herewith	Form	Exhibit	Filing Date
3.1	Composite Articles of the Company		8-K	3.1	5/24/2018
3.2	Amended and Restated Bylaws		8-K	3.2	5/24/2018
*10.1	Amended and Restated 2010 Employee Stock Purchase Plan	X
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	XBRL Interactive Data	X

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
(Principal Executive Officer)

/s/ Michael M. Achary
Michael M. Achary
Senior Executive Vice President & Chief Financial Officer

/s/ Stephen E. Barker
Stephen E. Barker
Executive Vice President & Chief Accounting Officer November 1, 2018