Form 10-K
period 2018-12-31
HANCOCK WHITNEY CORP
filed 2019-03-01
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36872

Hancock Whitney Corporation

(Exact name of registrant as specified in its charter)

Mississippi	64-0693170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Hancock Whitney Plaza, 2510 14th Street, Gulfport, Mississippi	39501	(228) 868-4727
(Address of principal executive offices)	(Zip Code)	Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of Exchange on Which Registered)
COMMON STOCK, $3.33 PAR VALUE	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, small reporting company or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 22, 2019 was $4.0 billion based upon the closing market price on NASDAQ on June 30, 2018. For purposes of this calculation only, shares held by nonaffiliates are deemed to consist of (a) shares held by all shareholders other than directors and executive officers of the registrant plus (b) shares held by directors and officers as to which beneficial ownership has been disclaimed.

On January 31, 2019, the registrant had 85,686,848 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for our annual meeting of shareholders to be filed with the Securities and Exchange Commission (“SEC” or “the Commission”) are incorporated by reference into Part III of this Report.

Hancock Whitney Corporation

Form 10-K

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

ALCO  – Asset Liability Management Committee

AOCI – accumulated other comprehensive income or loss

ALLL – allowance for loan and lease losses

AMT – Alternative Minimum Tax

ASC – Accounting Standards Codification

ASU – Accounting Standards Update

ATM – automated teller machine

Basel II – Basel Committee's 2004 Regulatory Capital Framework (Second Accord)

Basel III – Basel Committee's 2010 Regulatory Capital Framework (Third Accord)

Basel Committee – Basel Committee on Banking Supervision

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

FFIEC – Federal Financial Institutions Examination Council

FHA – Federal Housing Administration

FHLB – Federal Home Loan Bank

FNBC or First NBC – The former New Orleans, Louisiana-based First NBC Bank that failed on April 28, 2017

FNBC I – Transaction in which the Company acquired selected assets and liabilities from FNBC on March 10, 2017

FNBC II – Transaction in which the Company acquired selected assets and liabilities from the FDIC as receiver for FNBC under agreement dated April 28, 2017

FNBC Transactions – The FNBC I and FNBC II transactions, collectively

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

MBS – mortgage-backed securities

MD&A – management’s discussion and analysis of financial condition and results of operations

MDBCF – Mississippi Department of Banking and Consumer Finance

NAICS – North American Industry Classification System

n/m – not meaningful

OCI – other comprehensive income or loss

ORE – other real estate

PPNR – pre-provision net revenue (te)

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

Volcker Rule – section 619 of the Dodd-Frank Act and regulations promulgated thereunder, as applicable

PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning and protections of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended.  Important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are set forth in this Annual Report on Form 10-K and in other reports or documents that we file from time to time with the SEC and include, but are not limited to, the following:

•	balance sheet and revenue growth expectations may differ from actual results;
•	the risk that our provision for loan losses may be inadequate or may be negatively affected by credit risk exposure;
•	loan growth expectations;
•

management’s predictions about charge-offs, including energy-related credits, the impact of changes in oil and gas prices on our energy portfolio, and the downstream impact on businesses that support that sector, especially in the Gulf Coast Region;

•	the risk that our enterprise risk management framework may not identify or address risks adequately, which may result in unexpected losses;
•	the impact of the trust and asset management transaction or future business combinations on our performance and financial condition including our ability to successfully integrate the business;
•	deposit trends;
•	credit quality trends;
•	changes in interest rates;
•	net interest margin trends;
•	future expense levels;
•	success of revenue-generating initiatives;
•	the effectiveness of derivative financial instruments and hedging activities to manage risks;
•

risks related to our reliance on third parties to provide key components of our business infrastructure, including the risks related to disruptions in services or financial difficulties of a third-party vendor;

•

risks related to the ability of our operational framework to manage risks associated with our business such as credit risk and operation risk, including third-party vendors and other service providers, which could among other things, result in a breach of operating or security systems as a result of a cyber-attack or similar act;

•	projected tax rates;
•	future profitability;
•	purchase accounting impacts, such as accretion levels;
•

our ability to identify and address potential cybersecurity risks, including data security breaches, credential stuffing, malware, “denial-of-service” attacks, “hacking” and identify theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation;

•	our ability to receive dividends from Hancock Whitney Bank could affect our liquidity, including our ability to pay dividends or take other capital actions;
•

the impact on our financial results, reputation, and business if we are unable to comply with all applicable federal and state regulations or other supervisory actions or directives and any necessary capital initiatives;

•

our ability to effectively compete with other traditional and non-traditional financial services companies, some of whom possess greater financial resources than we do or are subject to different regulatory standards than we are;

•	our ability to maintain adequate internal controls over financial reporting;
•	potential claims, damages, penalties, fines and reputational damage resulting from pending or future litigation, regulatory proceedings and enforcement actions;
•	the financial impact of future tax legislation;
•

changes in laws and regulations affecting our businesses, including legislation and regulations relating to bank products and services, as well as changes in the enforcement and interpretation of such laws and regulations by applicable governmental and self-regulatory agencies, which could require us to change certain business practices, increase compliance risk, reduce our revenue, impose additional costs on us, or otherwise negatively affect our businesses; and

•	other risks and risk factors described in Item 1A. “Risk Factors” herein and those identified from time to time in reports we file with the SEC.

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

ITEM 1.       BUSINESS

ORGANIZATION AND RECENT DEVELOPMENTS

Hancock Whitney Corporation is a financial services company organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended.  In 2002, the Company qualified as a financial holding company, giving it broader powers to engage in financial activities. In 2011, the Company completed the acquisition of Whitney Holding Corporation and its subsidiary bank, Whitney National Bank.  The merger represented the combination of two well-established Gulf South banks, Hancock Bank, founded in 1899, and Whitney Bank, founded in 1883.  Following the merger, the Company’s subsidiary banks operated as “Hancock Bank” in Mississippi, Alabama and Florida and as “Whitney Bank” in Louisiana and Texas.  On May 25, 2018, the Company consolidated its two iconic brands and now operates the financial holding company and the bank as Hancock Whitney Corporation and Hancock Whitney Bank, respectively. The Company’s decision to consolidate the brands highlights its respect for the legacy of two grand old banks.

The Company, headquartered in Gulfport, Mississippi, provides a comprehensive network of full service financial choices through its bank subsidiary, Hancock Whitney Bank (the “Bank”), a Mississippi state bank and other nonbank affiliates.

At December 31, 2018, our balance sheet had grown to $28.2 billion, with loans totaling $20.0 billion and deposits totaling $23.2 billion, and we had 3,933 employees on a full time equivalent basis.

NATURE OF BUSINESS AND MARKETS

The Bank offers a broad range of traditional and online banking services to commercial, small business and retail customers, providing a variety of transaction and savings deposit products, treasury management services, secured and unsecured loan products (including revolving credit facilities), and letters of credit and similar financial guarantees.  The Bank also provides trust and investment management services to retirement plans, corporations and individuals.

We offer other services through bank and nonbank subsidiaries. Our nonbank subsidiary Hancock Whitney Investment Services, Inc. provides discount investment brokerage services, annuity and life insurance products and participates in select underwriting transactions, primarily for banking clients with which we have an existing relationship. Our bank subsidiaries Hancock Whitney Equipment Finance, LLC and Hancock Whitney Equipment Finance and Leasing, LLC, provide commercial finance products to middle market and corporate clients, including loans, leases and related structures. We also have several special purpose subsidiaries to facilitate investments in new market tax credit activities and others that operate and sell certain foreclosed assets.

We operate primarily in the Gulf South region comprised of southern Mississippi; southern and central Alabama; southern Louisiana; the northern, central, and panhandle regions of Florida; and the Houston, Texas area. We also operate a loan production office in Nashville, Tennessee and separate trust and investment management offices in Texas, New York and New Jersey.

Our operating strategy is to provide customers with the financial sophistication and range of products of a regional bank, while successfully retaining the commercial appeal and level of service of a community bank. Our size and scale enables us to attract and retain high quality employees, to whom we refer as associates, who are focused on executing this strategy.

Some of the most common forms of commerce along the Gulf Coast are energy and related services, petrochemical refining, military and government related activities, educational and medical complexes, transportation services and port facilities, tourism and gaming.

Our priority is to grow revenue in our existing markets with controlled expenses while providing five-star service through enhanced technology and processes that make banking simpler for our clients. We have and will continue to invest in promoting new and enhanced products that contribute to the goals of continuing to diversify our sources of revenue and increasing core deposit funding.  Our July 2018 acquisition of Capital One’s trust and asset management business expanded our existing trust operations, and provides opportunity to develop relationships for other private, wholesale and retail services. We will continue to evaluate future acquisition opportunities that have the potential to increase shareholder value, provided overall economic conditions and our capital levels support such a transaction.

Additional information regarding the Company and the Bank is available at https://www.hancockwhitney.com using the link titled Investor Relations.

Loan Production, Underwriting Standards and Credit Review

The Bank’s primary lending focus is to provide commercial, consumer and real estate loans to consumers, small and middle market businesses, and corporate clients in the markets served by the Bank. We seek to provide quality loan products that are attractive to the borrower and profitable to the Bank. We look to build strong, profitable client relationships over time and maintain a strong presence and position of influence in the communities we serve. Through our relationship-based approach, we have developed a deep knowledge of our customers and the markets in which they operate. We continually work to ensure consistency of the lending processes across our banking footprint, to strengthen the underwriting criteria we employ to evaluate new loans and loan renewals, and to diversify our loan portfolio in terms of type, industry and geographical concentration. We believe that these measures position the Bank to meet the credit needs of businesses and consumers in the markets we serve while pursuing a balanced strategy of loan profitability, growth and credit quality.

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

Additionally, our loan concentration policy sets limits and manages our exposures within specified concentration tolerances, including those to particular borrowers, foreign entities, industries, and property types for commercial real estate. This policy sets standards for portfolio risk management and reporting, the monitoring of large borrower concentration limits and systematic tracking of large commercial loans and our portfolio mix. We continually monitor our concentration of commercial real estate, health care and energy-related loans to ensure the mix is consistent with our risk tolerance. We define concentration as the total of funded and unfunded commitments as a percentage of total Bank capital (as defined for risk-based capital ratios). Portfolio segment concentrations (shown as a percentage of risk-based capital) as of December 31, 2018 are as follows:

Portfolio Segment Concentrations

•	Commercial non-real estate — 480%
•	Commercial real estate - owner occupied — 117%
•	Non-owner occupied commercial real estate — 115%
•	Residential mortgage — 140%
•	Consumer real estate secured — 84%
•	Consumer other — 66%

The following details the more significant industry concentrations for commercial non-real estate and owner occupied real estate included above (shown as a percentage of risk-based capital) as of December 31, 2018:

Significant Industry Concentrations

•	Mining, oil and gas — 61%
•	Manufacturing — 55%
•	Healthcare and social service — 53%
•	Real estate — 52%
•	Retail trade – 46%
•	Construction — 44%
•	Finance and insurance — 44%
•	Wholesale trade – 38%
•	Transportation and warehousing — 37%
•	Government and public administration – 30%
•	Professional, scientific and technology services — 27%
•	Education – 20%

Our underwriting process is structured to require oversight that is proportional to the size and complexity of the lending relationship. We delegate designated regional managers, relationship managers, and credit officers loan authority that can be utilized to approve credit commitments for a single borrowing relationship. The limit of delegated authority is based upon the experience, skill and training of the relationship manager or credit officer. Certain types and sizes of loans and relationships must be approved by either one of the Bank’s centralized underwriting units or by Regional or Senior Regional Commercial Credit Officers, either individually or jointly with either the Chief Credit Officer or Chief Credit Approval Officer, depending upon the overall size of the borrowing relationship.

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

Commercial real estate – income producing

Commercial real estate – income producing loans consist of loans secured by commercial mortgages on properties where the loan is made to real estate developers or investors and repayment is dependent on the sale, refinance or income generated from the operation of the property.  Properties financed include retail, office, multifamily, senior housing, hotel/motel, skilled nursing facilities and other commercial properties.

Repayment of commercial real estate – income producing loans is generally dependent on the successful operation of the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing the commercial real estate – income producing portfolios are diverse in terms of type and geographic location. We monitor and evaluate these loans based on collateral, geography and risk grade criteria. This portfolio has experienced minimal losses in the last few years; however, past experience has shown that commercial real estate conditions can be volatile, so we actively monitor concentrations within this portfolio segment.

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

This portfolio also includes residential construction loans and loans secured by raw land not yet under development.

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

Securities Portfolio

The investment portfolio primarily consists of U.S. agency debt securities, U.S. agency mortgage-related securities and obligations of states and municipalities classified as either available for sale or held to maturity. We consider the available for sale portfolio as one of many sources of liquidity available to fund our operations. Investments are made in accordance with an investment policy approved by the Board Risk Committee.  Company policies generally limit investments to agency securities and municipal securities determined to be investment grade according to an internally generated score, which generally includes a rating of not less than “Baa” or its equivalent by a nationally recognized statistical rating organization.  The investment portfolio is tested monthly under multiple stressed interest rate scenarios, the results of which are used to manage our interest rate risk position. The rate scenarios include regulatory and management agreed upon instantaneous and ramped rate movements that may be up to plus 500 basis points. The combined portfolio has a target effective duration of two to five and a half years.

A significant portion of the securities portfolio is used to secure certain deposits and other liabilities requiring collateralization. However, to maintain an adequate level of liquidity, we limit the percentage of securities that can be pledged in order to keep a portion of securities available for sale. The securities portfolio can also be pledged to increase our line of credit available at the Federal Home Loan Bank (FHLB) of Dallas, although we have not had to do so historically.

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

Deposits

The Bank has several programs designed to attract deposit accounts from consumers and businesses at interest rates generally consistent with market conditions. Deposits are the most significant funding source for the Company’s interest-earning assets. Interest paid on deposits represents the largest component of our interest expense. Deposits are attracted principally from clients within our retail branch network through the offering of a broad array of deposit products to individuals and businesses, including noninterest-bearing demand deposit accounts, interest-bearing transaction accounts, savings accounts, money market deposit accounts, and time deposit accounts. Terms vary among deposit products with respect to commitment periods, minimum balances and applicable fees. Interest rates offered on interest-bearing deposits are determined based on a number of factors, including, but not limited to, (1) interest rates offered in local markets by competitors, (2) current and expected economic conditions, (3) anticipated future interest rates, (4) the expected amount and timing of funding needs, and (5) the availability and cost of alternative funding sources. Deposit flows are controlled primarily through pricing, and to a lesser extent, through promotional activities. Management believes that the rates that it offers on deposit accounts are generally competitive with other financial institutions in the Bank’s respective market areas. Client deposits are attractive sources of funding because of their stability and low relative cost. Deposits are regarded as an important part of the overall client relationship.

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

Brokered deposits of $1.23 billion at December 31, 2018 represent about 5% of total deposits. Brokered deposits are funds which the Bank obtains through deposit brokers who sell participations in a given bank deposit account or instrument to one or more investors. These brokered deposits are fully insured by the FDIC because they are participated out by the deposit broker in shares of $250,000 or less. These brokered deposit issuances were approved by ALCO as one component of its funding strategy to support ongoing asset growth until such time as customer deposit growth ultimately replaces the brokered deposits. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the Bank may continue to accept brokered deposits as long as it is either “well-capitalized” or “adequately-capitalized.”

Trust Services

The Bank, through its trust department, offers a full range of trust services on a fee basis. In its trust capacities, the Bank provides investment management services on an agency basis and acts as trustee for pension plans, profit sharing plans, corporate and municipal bond issues, living trusts, life insurance trusts and various other types of trusts created by or for individuals, businesses, and charitable and religious organizations. During 2018, the acquisition of a bank-managed high net worth individual and institutional investment management and trust business expanded the Bank’s existing trust operations.  As of December 31, 2018, the trust department of the Bank had approximately $23.6 billion of assets under administration compared to $15.5 billion as of December 31, 2017.  As of December 31, 2018, administered assets include investment management and investment advisory agency accounts totaling $5.3 billion, corporate trust accounts totaling $4.0 billion, and the remaining balances were personal, employee benefit, estate and other trust accounts.

COMPETITION

The financial services industry is highly competitive in our market areas. The principal factors in the competition for deposits and loans are interest rates and fee structures associated with the various products offered. We also compete through the efficiency, quality and range of services and products we provide, as well as the convenience provided by an extensive network of customer access channels including local branch offices, ATMs, online and mobile banking, and telebanking centers. In attracting deposits and in our lending activities, we generally compete with other commercial banks, savings associations, credit unions, mortgage banking firms, consumer finance companies, securities brokerage firms, mutual funds and insurance companies, and other financial and non-financial institutions offering similar products.

AVAILABLE INFORMATION

We make available free of charge, on or through our investor relations website www.hancockwhitney.com/investors, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and amendments to such filings, as soon as reasonably practicable after each is electronically filed with, or furnished to, the SEC. The SEC maintains a website that contains the Company’s reports, proxy statements, and the Company’s other SEC filings. The address of the SEC’s website is www.sec.gov. We include our website address throughout this filing only as textual references. The information contained on our website is not incorporated in this document by reference.

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

Changes in laws and regulations may alter the structure, regulation and competitive relationships of financial institutions. In addition, bank regulatory agencies may issue enforcement actions, policy statements, interpretive letters and similar written guidance applicable to us or the Bank.  It cannot be predicted whether and in what form new laws and regulations, or interpretations thereof, may be adopted or the extent to which the business of the Company and the Bank may be affected thereby, but they may have a material adverse effect on our business, operations, and earnings.

Supervision, regulation, and examination of the Company, the Bank, and our respective subsidiaries by the appropriate regulatory agencies, as described herein, are intended primarily for the protection of consumers, bank depositors and the Deposit Insurance Fund (“DIF”) of the FDIC, and the U.S. banking and financial system, rather than holders of our capital stock.

Bank Holding Company Regulation

The Company is subject to extensive supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) pursuant to the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). We are required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request.  Ongoing supervision is provided through regular examinations by the Federal Reserve and other means that allow the regulators to gauge management’s ability to identify, assess and control risk in all areas of operations in a safe and sound manner and to ensure compliance with laws and regulations. In addition to regulation by the Federal Reserve as a bank holding company, the Company is subject to regulation by the State of Mississippi under its general business corporation laws, and to supervision by the Mississippi Department of Consumer Finance (the “MDBCF”).  The Federal Reserve may also examine our non-bank subsidiaries.  Various federal and state bodies regulate and supervise our brokerage, investment advisory, insurance agency and processing operations. These include, but are not limited to, the SEC, the Financial Industry Regulatory Authority, federal and state banking regulators and various state regulators of insurance and brokerage activities.

Violations of laws and regulations, or other unsafe and unsound practices, may result in regulatory agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and other parties participating in the affairs of a bank or bank holding company. Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, federal and state banking regulators have the authority to compel or restrict certain actions on our part if they determine that we have insufficient capital or other resources, or are otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. Under this authority, our bank regulators can require us or our subsidiaries to enter into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which we would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions.

If we become subject to and are unable to comply with the terms of any future regulatory actions or directives, supervisory agreements, or orders, then we could become subject to additional, heightened supervisory actions and orders, possibly including consent orders, prompt corrective action restrictions and/or other regulatory actions, including prohibitions on the payment of dividends on our common stock and preferred stock. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such supervisory action could have a material negative effect on our business, reputation, operating flexibility, financial condition, and the value of our common stock and preferred stock.

Activity Limitations.  The Company is registered with the Federal Reserve as a bank holding company and has elected to be treated as a financial holding company under the Bank Holding Company Act. Bank holding companies generally are limited to the business of banking, managing or controlling banks, and other activities that the Federal Reserve determines to be closely related to banking, or managing or controlling banks as to be a proper incident thereto. Bank holding companies are prohibited from acquiring or obtaining control of more than five percent (5%) of the outstanding voting interests of any company that engages in activities other than those activities permissible for bank holding companies. Examples of activities that the Federal Reserve has determined to be permissible are making, acquiring, brokering, or servicing loans; leasing personal property; providing certain investment or financial advice; performing certain data processing services; acting as agent or broker in selling credit life insurance and other insurance products in certain locations; and performing certain insurance underwriting activities. The Bank Holding Company Act does not place geographic limits on permissible non-banking activities of bank holding companies. Even with respect to permissible activities, however, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or its control of any subsidiary when the Federal Reserve has reasonable cause to believe that continuation of such activity or control of such subsidiary would pose a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

As a financial holding company, we are permitted to engage directly or indirectly in a broader range of activities than those permitted for a bank holding company. Financial holding companies may also engage in activities that are considered to be financial in nature, as well as those incidental or complementary to financial activities.  We and the Bank must each remain “well-capitalized” and “well-managed” and the Bank must receive a Community Reinvestment Act (“CRA”) rating of at least “Satisfactory” at its most recent examination in order for us to maintain our status as a financial holding company. If the Company or the Bank ceases to be “well capitalized” or “well managed” under applicable regulatory standards, or if the Bank receives a rating of less than satisfactory under the CRA, the Federal Reserve Board may, among other things, place limitations on our ability to conduct these broader financial activities or, if the deficiencies persist, require us to divest the banking subsidiary or the businesses engaged in activities permissible only for financial holding companies.

In addition, the Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any nonbanking activity or terminate its ownership or control of any nonbank subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.  As further described below, each of the Company and the Bank is well-capitalized as of December 31, 2018, and the Bank has a rating of “Satisfactory” in its most recent CRA evaluation.

Source of Strength Obligations.  A bank holding company is required to act as a source of financial and managerial strength to its subsidiary bank and to maintain resources adequate to support its bank. The term “source of financial strength” means the ability of a company, such as us, that directly or indirectly owns or controls an insured depository institution, such as the Bank, to provide financial assistance to such insured depository institution in the event of financial distress.  The appropriate federal banking agency for the depository institution (in the case of the Bank, this agency is the FDIC) may require reports from us to assess our ability to serve as a source of strength and to enforce compliance with the source of strength requirements by requiring us to provide financial assistance to the Bank in the event of financial distress.  If we were to enter bankruptcy or become subject to the orderly liquidation process established by the Dodd-Frank Act, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee or the FDIC, as appropriate, and entitled to a priority of payment. In addition, the FDIC provides that any insured depository institution generally will be liable for any loss incurred by the FDIC in connection with the default of, or any assistance provided by the FDIC to, a commonly controlled insured depository institution. The Bank is an FDIC-insured depository institution and thus subject to these requirements.

Acquisitions. The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve or waiver of such prior approval before it (1) acquires ownership or control of any voting shares of any bank if, after such acquisition, such bank holding company will own or control more than five percent (5%) of the voting shares of such bank, (2) acquires all of the assets of a bank, or (3) merges with any other bank holding company. In reviewing a proposed covered acquisition, among other factors, the Federal Reserve considers (1) the financial and managerial resources of the companies involved, including pro forma capital ratios; (2) the risk to the stability of the United States banking or financial system; (3) the convenience and needs of the communities to be served, including performance under the CRA; and (4) the effectiveness of the companies in combatting money laundering. The Federal Reserve also reviews any indebtedness to be incurred by a bank holding company in connection with a proposed acquisition to ensure that the bank holding company can service such indebtedness without adversely affecting its ability to serve as a source of strength to its bank subsidiaries.  Well capitalized and well managed bank holding companies are permitted to acquire control of banks in any state, subject to federal regulatory approval, without regard to whether such a transaction is prohibited by the laws of any state. However, a bank holding company may not, following an interstate acquisition, control more than 10% of nationwide insured deposits or 30% of deposits within any state in which the acquiring bank operates. States have the right to lower the 30% limit, although no states within the Company’s current market area have done so.  Federal banking regulators are also required to take into account compliance with the CRA in evaluating any proposal for interstate bank acquisitions.

Change in Control.  Federal law restricts the amount of voting stock of a bank holding company or a bank that a person may acquire without the prior approval of banking regulators. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to and obtain approval from the Federal Reserve before acquiring control of any bank holding company, such as the Company. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company’s voting stock, or if one or more other control factors are present. As a result, a person or entity generally must provide prior notice to the Federal Reserve before acquiring the power to vote 10% or more of our outstanding common stock.  The overall effect of such laws is to make it more difficult to acquire a bank holding company by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Investors should be aware of these requirements when acquiring shares of our stock.

Anti-tying rules.  A bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit, leases or sales of property, or furnishing of services.

Volcker Rule. The Volcker Rule generally prohibits us and our subsidiaries from (i) engaging in proprietary trading for our own account, and (ii) acquiring or retaining an ownership interest in or sponsoring a “covered fund,” all subject to certain exceptions. The Volcker Rule also specifies certain limited activities in which we and our subsidiaries may continue to engage, and required us to implement a compliance program. On June 5, 2018, the federal banking agencies issued proposed changes to the Volcker Rule, along with a request for public comment.  The proposed changes are intended to simplify compliance with the Rule’s “proprietary trading” restrictions.

Capital Requirements

We are required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the federal banking agencies may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy. The following is a brief description of the relevant provisions of these capital rules and their potential impact on our capital levels.

The Company and the Bank are subject to the following risk-based capital ratios: a common equity Tier 1 ("CET1") risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total capital ratio, which includes Tier 1 and Tier 2 capital.  CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock, retained earnings, and certain qualifying minority interests, less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, tier 1 minority interests and grandfathered trust preferred securities. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt, other preferred stock and certain hybrid capital instruments, and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, certain “high volatility” commercial real estate, past due assets, structured securities and equity holdings.

The leverage capital ratio, which serves as a minimum capital standard, is the ratio of Tier 1 capital to quarterly average assets net of goodwill, certain other intangible assets, and certain required deduction items. The required minimum leverage ratio for all banks and bank holding companies is 4%.

In addition, the capital rules require a capital conservation buffer of up to 2.5% above each of the minimum capital ratio requirements (CET1, Tier 1, and total risk-based capital), which is designed to absorb losses during periods of economic stress.  These buffer requirements must be met for a bank or bank holding company to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction. This capital conservation buffer is being phased in, and was 1.875% as of January 1, 2018 and is 2.5% effective January 1, 2019.

Failure to be well-capitalized or to meet minimum capital requirements could result in certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have an adverse material effect on our operations or financial condition. For example, only a well-capitalized depository institution may accept brokered deposits without prior regulatory approval. Failure to be well-capitalized or to meet minimum capital requirements could also result in restrictions on the Company’s or the Bank’s ability to pay dividends or otherwise distribute capital or to receive regulatory approval of applications or other restrictions on its growth.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. The FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified.  Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution's holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan.  Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions. The Bank was well capitalized at December 31, 2018, and brokered deposits are not restricted.

To be well-capitalized, the Bank must maintain at least the following capital ratios:

•	6.5% CET1 to risk-weighted assets;
•	8.0% Tier 1 capital to risk-weighted assets;
•	10.0% Total capital to risk-weighted assets; and
•	5.0% leverage ratio.

The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to the Bank, the Company’s capital ratios as of December 31, 2018 would exceed such revised well-capitalized standard. Also, the Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

The Company’s and the Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the then-applicable capital conservation buffer.   Based on current estimates, we believe that the Company and the Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer.  Risk-based capital ratios and the leverage capital ratio and at December 31, 2018, under currently applicable capital adequacy rules for the Company and the Bank were as follows:

		Well-Capitalized	Minimum Capital Plus
		Under Prompt	Capital Conservation Buffer		Company at	Bank at
	Minimum	Corrective Action*	2018	2019	12/31/2018	12/31/2018
Tier 1 leverage capital ratio	4.00%	5.00%	N/A	N/A	8.67%	8.54%
Risk-based capital ratios
Common Equity Tier 1 capital	4.50%	6.50%	6.375%	7.00%	10.48%	10.32%
Tier 1 capital	6.00%	8.00%	7.875%	8.50%	10.48%	10.32%
Total risk-based capital (Tier 1 plus Tier 2)	8.00%	10.00%	9.875%	10.50%	11.99%	11.17%

*Applies to Bank

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, commonly referred to as CECL, to replace the current “incurred loss” methodology for financial assets measured at amortized cost, and change the approach for recognizing and recording credit losses on available-for-sale debt securities and purchased credit impaired financial assets. Under the incurred loss methodology, credit losses are recognized only when the losses are probable or have been incurred; under CECL, companies are required to recognize the full amount of expected credit losses for the lifetime of the financial assets, based on historical experience, current conditions and reasonable and supportable forecasts. This change will result in earlier recognition of credit losses that the Company deems expected but not yet probable. For SEC reporting companies with December 31 fiscal-year ends, such as the Company, CECL will become effective beginning with the first quarter of 2020. On December 21, 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to (i) address the upcoming implementation of CECL under GAAP; (ii) provide an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL; and (iii) require the use of CECL in stress tests beginning with the 2020 capital planning and stress testing cycle for certain banking organizations.

Payment of Dividends

Hancock Whitney Corporation is a legal entity separate and distinct from Hancock Whitney Bank and other subsidiaries.  Its primary source of cash, other than securities offerings, is dividends from the Bank. Under the Federal Deposit Insurance Act, no dividends may be paid by an insured bank if the bank is in arrears in the payment of any insurance assessment due to the FDIC.  The payment of dividends by the Bank may also be affected by other regulatory requirements and policies, such as the maintenance of adequate capital. If, in the opinion of the applicable regulatory authority, a bank under its jurisdiction is engaged in, or is about to engage in, an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may require, after notice and hearing, that such bank cease and desist from such practice. The FDIC has formal and informal policies which provide that insured banks should generally pay dividends only out of current operating earnings.

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

Stress Testing

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) introduced enhanced regulatory oversight by requiring annual, company-run stress tests of bank holding companies and banks, such as the Company and the Bank, that have more than $10 billion but less than $50 billion of consolidated assets.  These stress tests analyzed the potential impact of baseline, adverse, and severely adverse economic scenarios specified by the Federal Reserve for the Company and by the FDIC for the Bank.  The impact of these scenarios were measured against the consolidated earnings, balance sheet and capital of a bank holding company or depository institution over a designated planning horizon of nine quarters, taking into account the organization’s current condition, risks, exposures, strategies, and activities, and such factors as the regulators may request of a specific organization.

The Economic Growth, Regulatory Relief, and Consumer Protection Act (the “Economic Growth Act”) signed into law in May 2018 scaled back certain requirements of the Dodd-Frank Act and provided other regulatory relief. Among the provisions of the Economic Growth Act that benefit the Company and Bank are that banking organizations having less than $100 billion in consolidated assets, such as the Company and the Bank, do not have to perform the company-run stress testing previously required by the Dodd-Frank Act. However, we continue to perform stress testing exercises as part of a prudent risk management process.

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

Consumer Protection. The Dodd-Frank Act established the CFPB,  an independent regulatory authority housed within the Federal Reserve having centralized authority, including examination and enforcement authority, for consumer protection in the banking industry.  The CFPB has rule writing, examination, and enforcement authority with regard to the Bank’s (and the Company’s) compliance with a wide array of consumer financial protection laws, including the Truth in Lending Act, the Real Estate Settlement Procedures Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the S.A.F.E. Mortgage Licensing Act, the Fair Credit Reporting Act (except Sections 615(e) and 628), the Fair Debt Collection Practices Act, and the Gramm-Leach-Bliley Act (sections 502 through 509 relating to privacy), among others. The CFPB has broad authority to enforce a prohibition on unfair, deceptive, or abusive acts and practice.  The Bank is subject to direct supervision and examination by the CFPB. The CFPB also may examine our other direct or indirect subsidiaries that offer consumer financial products or services. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

Branching. The Dodd-Frank Act authorizes national and state banks to establish de novo branches in other states to the same extent a bank chartered in those states would be so permitted.

Deposit Insurance Assessments. The Deposit Insurance Fund (“DIF”) of the FDIC insures the deposits of the Bank generally up to a maximum of $250,000 per depositor, per insured bank, for each account ownership category.  The FDIC charges insured depository institutions quarterly premiums to maintain the DIF.  Deposit insurance assessments are based on average total consolidated assets minus its average tangible equity.  For larger institutions, such as the Bank, the FDIC uses a performance score and a loss-severity score to calculate an initial assessment.   In calculating these scores, the FDIC uses a bank’s capital level and supervisory ratings (its “CAMELS ratings”) and certain financial measures to assess the institution’s ability to withstand asset-related stress and funding-related stress.  The FDIC has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations.

In March 2016, the FDIC adopted a final rule to increase the reserve ratio for the DIF to 1.35% of total insured deposits.  The rule imposed a surcharge of 4.5 basis points on the excess of the depository institution’s assessment base over $10 billion until the earlier of the quarter that the reserve ratio first reaches or exceeds 1.35% or December 31, 2018.  The DIF ratio rose to 1.36% and the third quarter of 2018 was the last period in which large banks were assessed the quarterly surcharge under this restoration plan. In addition, in 2018 the Bank was subject to quarterly assessments by the FDIC to pay interest on Financing Corporation ("FICO") bonds.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  The Bank does not believe that it is taking or is subject to any action, condition or violation that could lead to termination of its deposit insurance.  In addition, the Federal Deposit Insurance Act provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution, including those of the parent bank holding company.

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

Reserves. Although the Bank is not a member of the Federal Reserve, it is subject to Federal Reserve regulations that require the Bank to maintain reserves against transaction accounts (primarily checking accounts). These reserve requirements are subject to annual adjustment by the Federal Reserve.

Anti-Money Laundering.  Under the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (“USA PATRIOT”) Act of 2001, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and “know your customer” standards in their dealings with foreign financial institutions and foreign customers. The USA PATRIOT Act requires financial institutions to establish anti-money laundering programs with minimum standards that include:

•	a system of internal policies, procedures, and controls to ensure ongoing compliance;
•	the designation of an individual responsible for coordinating and monitoring compliance;
•	an ongoing employee training program;
•	an independent audit function to test the programs; and
•	appropriate risk-based procedures for conducting ongoing customer due diligence.

Bank regulators routinely examine institutions for compliance with these anti-money laundering obligations and recently have been active in imposing “cease and desist” and other regulatory orders and money penalty sanctions against institutions found to be in violation of these requirements.  In addition, the Financial Crimes Enforcement Network has adopted new regulations that became effective on May 11, 2018, that require, subject to certain exclusions and exemptions, covered financial institutions to identify and verify the identity of beneficial owners of legal entity customers.

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

Concentrations in Lending.  During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) and advised financial institutions of the risks posed by CRE lending concentrations. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:

•	Total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk based capital; or
•	Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total risk based capital.

The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type.

Community Reinvestment Act.  The Bank is subject to the provisions of the CRA, which imposes a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs of entire communities where the bank accepts deposits, including low- and moderate-income neighborhoods. The FDIC’s assessment of the Bank’s CRA record is made available to the public. Further, a less than satisfactory CRA rating will slow, if not preclude, expansion of banking activities and prevent a company from becoming or remaining a financial holding company. Federal CRA regulations require, among other things, that evidence of discrimination against applicants on a prohibited basis, and illegal or abusive lending practices be considered in the CRA evaluation. The Bank has a rating of “Satisfactory” in its most recent CRA evaluation.

Consumer Regulation. Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. These laws and regulations include, among numerous other things, provisions that:

•	limit the interest and other charges collected or contracted for by the Bank, including rules respecting the terms of credit cards and of debit card overdrafts;
•	govern the Bank’s disclosures of credit terms to consumer borrowers;
•	require the Bank to provide information to enable the public and public officials to determine whether it is fulfilling its obligation to help meet the housing needs of the community it serves;
•	prohibit the Bank from discriminating on the basis of race, creed or other prohibited factors when it makes decisions to extend credit;
•	govern the manner in which the Bank may collect consumer debts; and
•	prohibit unfair, deceptive or abusive acts or practices in the provision of consumer financial products and services.

Mortgage Rules. Pursuant to rules adopted by the CFPB, banks that make residential mortgage loans are required to make a good faith determination that a borrower has the ability to repay a mortgage loan prior to extending such credit, require that certain mortgage loans contain escrow payments, obtain new appraisals under certain circumstances, comply with integrated mortgage disclosure rules, and follow specific rules regarding the compensation of loan originators and the servicing of residential mortgage loans.

Risk-retention rules. Banks that sponsor the securitization of asset-backed securities are generally required to retain not less than 5% of the credit risk of any loan they securitize, except for residential mortgages that meet certain low-risk standards.

Transactions with affiliates. There are various restrictions that limit the ability of the Bank to finance, pay dividends or otherwise supply funds to the Company or other affiliates. In addition, banks are subject to certain restrictions under Section 23A and B of the Federal Reserve Act on certain transactions, including any extension of credit to its bank holding company or any of its other affiliates, on investments in the securities thereof, and on the taking of such securities as collateral for loans to any borrower.

Privacy, Credit Reporting and Cybersecurity.  The Bank is subject to federal and state banking regulations that limit its ability to disclose non-public information about consumers to non-affiliated third parties and prescribe standards for the protection of consumer information. These limitations require us to periodically disclose our privacy policies to consumers and allow consumers to prevent disclosure of certain personal information to a non-affiliated third party under certain circumstances.  Consumers also have the option to direct banks and other financial institutions not to share information about transactions and experiences with affiliated companies for the purpose of marketing products or services.  Banking institutions are required to implement a comprehensive information security program that includes administrative, technical, and physical safeguards to ensure the security and confidentiality of customer records and information, as well as maintain procedures for notifying customers in the event of a security breach.  These security and privacy policies and procedures for the protection of confidential and personal information are in effect across our lines of business.  The Company has adopted and implemented our Comprehensive Information Security Policy to comply with these federal requirements.

The Bank uses credit bureau data in underwriting activities.  Use of such data is regulated under the Fair Credit Reporting Act and Regulation V on a uniform, nationwide basis, including credit reporting, prescreening, and sharing of information between affiliates and the use of credit data.  The Fair and Accurate Credit Transactions Act, which amended the Fair Credit Reporting Act, permits states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of that Act.

Furthermore, the federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management. A financial institution is expected to implement multiple lines of defense against cyber attacks and ensure that their risk management procedures address the risk posed by potential cyber threats.  A financial institution is further expected to maintain procedures to effectively respond to a cyber attack and resume operations following any such attack.  The Company has adopted and implemented an Information Security Program to comply with the regulatory cybersecurity guidance.

Debit Interchange Fees. Interchange fees are fees that merchants pay to credit card companies and card-issuing banks such as the Bank for processing electronic payment transactions on their behalf. The maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, subject to an upward adjustment of 1 cent if an issuer certifies that it has implemented policies and procedures reasonably designed to achieve the fraud-prevention standards set forth by the Federal Reserve. In addition, the legislation prohibits card issuers and networks from entering into arrangements requiring that debit card transactions be processed on a single network or only two affiliated networks, and allows merchants to determine transaction routing.

Nonbanking Subsidiaries

The Company’s nonbanking subsidiaries may also be subject to a variety of state and federal laws. For example, Hancock Whitney Investment Services, Inc. is subject to supervision and regulation by the SEC, Financial Industry Regulatory Authority (FINRA) and the State of Mississippi.

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

In 2016, the Federal Reserve, FDIC and SEC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping.  As of December 31, 2018, these rules had not been implemented.  We have undertaken efforts to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles—that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

Accounting and Controls

The Company is also required to file certain reports with, and otherwise comply with the rules and regulations of the SEC under federal securities laws.   For example, we are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board, and Nasdaq.  In particular, we are required to include management and independent registered public accounting firm reports on internal controls over financial reporting as part of our Annual Report on Form 10‑K in order to comply with Section 404 of the Sarbanes-Oxley Act.  We have evaluated our controls, including compliance with the SEC rules on internal controls.  The assessments of our financial reporting controls as of December 31, 2018 are included in this report under Item 9A. “Controls and Procedures.”  Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the value of our securities.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages, positions and business experience of our executive officers as of February 28, 2019:

Name	Age	Position
John M. Hairston	55	President of the Company since 2014; Chief Executive Officer since 2008 and Chief Operating Officer from 2008 to 2014; Director since 2006.
Michael M. Achary	58	Sr. Executive Vice President since 2017; Executive Vice President from 2008 to 2016; Chief Financial Officer since 2007.
Joseph S. Exnicios	63	Sr. Executive Vice President since 2017; Executive Vice President from 2011 to 2016; President of Hancock Whitney Bank since 2011.
D. Shane Loper	53	Sr. Executive Vice President since 2017; Executive Vice President from 2008 to 2016; Chief Operating Officer since 2014; Chief Administrative Officer from 2013 to 2014.
Stephen E. Barker	62	Executive Vice President since 2016; Chief Accounting Officer since 2011.
Cecil W. Knight, Jr.	55	Executive Vice President since 2016; Chief Banking Officer since 2016; President and owner of Alidade Partners, LLC from 2012 to 2016.
Joy Lambert Phillips	63	Executive Vice President since 2009; Corporate Secretary since 2011; General Counsel since 1999.
Christopher S. Ziluca	57	Executive Vice President since 2018; Chief Credit Officer since 2018; Senior Vice President and Chief Credit Officer of Webster Bank from 2010 to 2018.

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

Volatility in global financial markets may have a spillover effect that would ultimately impair the performance of the U.S. economy and, in turn, our results of operations and financial condition.

We Are Subject To Lending Concentration Risk.

Our loan portfolio contains several industry and collateral concentrations including, but not limited to, commercial and residential real estate, energy and healthcare.  Due to the high exposure in these concentrations, disruptions in markets, economic conditions, changes in laws or regulations or other events could cause a significant impact of the ability of borrowers to repay and may have a material adverse effect on our business, financial condition and results of operations.

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

At December 31, 2018, energy or energy-related loans comprised approximately 5.3% of our loan portfolio. Volatility in commodity prices could have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas and Louisiana, two of our core markets.  Such circumstances could have a material adverse effect on the performance of energy-related businesses and other commercial segments in these markets, and, in turn, on our financial condition and results of operations.

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

As the Federal Reserve Board increases the Fed Funds rate, overall interest rates have also risen, which may negatively impact the U.S. economy.  Further, changes in monetary policy, including changes in interest rates, could influence (i) the amount of interest we receive on loans and securities, (ii) the amount of interest we pay on deposits and borrowings, (iii) our ability to originate loans and obtain deposits, (iv) the fair value of our assets and liabilities, and (v) the reinvestment risk associated with changes in the duration of our mortgage-backed securities portfolio. When interest-bearing liabilities reprice or mature more quickly than interest-earning assets, an increase in interest rates generally would tend to result in a decrease in net interest income.

In addition, loan originations, and potentially loan revenues, could be adversely impacted by sharply rising interest rates. If market rates of interest continue to increase, it would increase debt service requirements for some of our borrowers; adversely affect those borrowers’ ability to pay as contractually obligated; potentially reduce loan demand or result in additional delinquencies or charge-offs; and increase the cost of our deposits, which are a primary source of funding.

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

We May Be Adversely Impacted By the Transition from LIBOR

In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently considering industry wide and company-specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. We have  a material number of contracts that are indexed to USD-LIBOR and have formed an internal working group to monitor this activity and evaluate and address related risks.

If LIBOR ceases to exist or if the methods of calculating LIBOR change from current methods for any reason, interest rates on our floating rate obligations, loans, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. Any uncertainty regarding the continued use and reliability of LIBOR as a benchmark interest rate could adversely affect the value of our floating rate obligations, loans, derivatives, and other financial instruments tied to LIBOR rates.

A substantial portion of our variable rate loans are indexed to LIBOR.  While many of these loans contain either provisions for the designation of an alternate benchmark rate or “fallback” provisions providing for alternative rate calculations in the event LIBOR is unavailable, not all of our loans, derivatives or financial instruments contain such provisions, and the existing provisions may not adequately address the actual changes to LIBOR or the financial impact of successor benchmark rates.  We may not be able to successfully amend these loans, derivatives and financial instruments to provide for alternative benchmarks or alternative rate calculations and such amendments could prove costly.  Even with provisions allowing for designation of alternative benchmarks or “fallback” provisions, changes to or the discontinuance of LIBOR could result in customer uncertainty and disputes arising as a consequence of the transition from LIBOR. All of this could result in damage to our reputation, loss of customers and additional costs to us, all of which could be material.

Tax law and regulatory changes could adversely affect our financial condition and results of operations.

The Tax Cuts and Jobs Act enacted on December 22, 2017 provided significant changes to U.S. corporate and individual tax laws.  Future changes to tax laws, including a repeal of all or part of this Act, could significantly impact our business in the form of greater than expected income tax expense. Such changes may also negatively impact the financial condition of our customers and/or overall economic conditions.

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

The interest rates that we pay on our securities are also influenced by, among other things, the credit ratings that we, our affiliates and/or our securities receive from recognized rating agencies. Our credit ratings are based on a number of factors, including our financial strength and some factors not entirely within our control such as conditions affecting the financial services industry generally, and remain subject to change at any time. A downgrade to the credit rating of us or our affiliates could affect our ability to access the capital markets, increase our borrowing costs and negatively impact our profitability. A downgrade to us, our affiliates or our securities could create obligations or liabilities to us under the terms of our outstanding securities that could increase our costs or otherwise have a negative effect on our results of operations or financial condition. Additionally, a downgrade to the credit rating of any particular security issued by us or our affiliates could negatively affect the ability of the holders of that security to sell the securities and the prices at which any such securities may be sold.

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

The trading price of our common stock depends in part on the research and reports that securities analysts publish about us and our business.  We do not have any control over these analysts, and they may not continue to cover our common stock.  If securities analysts do not continue to cover our common stock, the lack of research coverage may adversely affect the market price of our common stock.  If securities analysts continue to cover our common stock, and our common stock is the subject of an unfavorable report, the price of our common stock may decline.   If one or more of these analysts cease to cover us or fail to publish regular reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our common stock to decline.

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

We depend on our ability to process, record and monitor a large number of client transactions and to communicate with clients and other institutions on a continuous basis. Our clients depend on us for access to their assets and account information. As client, industry, public and regulatory expectations regarding operational and information security have increased, our operational systems and infrastructure continue to be safeguarded and monitored for potential failures, disruptions and breakdowns, whether as a result of events beyond our control or otherwise.

Our online, business, financial, accounting, data processing, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be sudden increases in client transaction volume; electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, floods, and hurricanes; disease pandemics; events arising from local or larger scale political or social matters, including terrorist acts; occurrences of employee error, fraud, or malfeasance; and, as described below, cyber-attacks.

Although we have response plans, business continuity plans and other safeguards in place, our operations and communications may be adversely affected by significant and widespread disruption to our systems and infrastructure that support our businesses and clients. While we continue to evolve and modify our response and business continuity plans, there can be no assurance in an escalating threat environment that they will be effective in avoiding disruption and business impacts. Our insurance may not be adequate to compensate us for all resulting losses, and the cost to obtain adequate coverage may increase for us or the industry.

Security risks for financial institutions such as ours have dramatically increased in recent years, in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication, resources and activities of hackers, terrorists, activists, organized crime, and other external parties, including nation state actors. In addition, clients may use devices or software to access our products and services that are beyond our control environment, which may provide additional avenues for attackers to gain access to confidential information. Although we have information security procedures and controls in place, certain of our technologies, systems, networks, and clients’ devices and software have in the past and in the future likely will continue to be the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, use, loss, change or destruction of our or our clients’ confidential, proprietary and other information (including personal identifying information of individuals), or otherwise disrupt our or our clients’ or other third parties’ business operations. Further, U.S. financial institutions and financial services companies will continue to face breaches in security of their websites or other systems, including attempts to shut down access to their networks and systems in an attempt to extract compensation from them to regain control. Financial institutions have also experienced, and will continue to be the target of, distributed denial-of-service attacks, a sophisticated and targeted attack intended to disable or degrade internet service or to sabotage systems.

We and others in our industry are, and will continue to be, regularly the subject of attempts by attackers to gain unauthorized access to our networks, systems, data and other infrastructure, or to obtain, change, or destroy confidential data (including personal identifying information of individuals) through a variety of means, including computer hacking, acts of vandalism or theft, malware, computer viruses or other malicious codes, phishing, employee error or malfeasance, catastrophes, unforeseen events or other cyber-attacks. In the future, these attacks may result in unauthorized individuals obtaining access to our confidential information or that of our clients, or otherwise accessing, damaging, or disrupting our systems or infrastructure.

To date, we have seen no material impact on our business or operations from cyber attacks or events. Any future significant compromise or breach of our data security, whether external or internal, or misuse of customer, associate, supplier or Company data, could result in significant disruption of our operations, reimbursement and other costs, lost sales, fines, lawsuits and other legal exposure, a loss of trust in us on the part of our clients, vendors or other counterparties, client attrition and damage to our reputation. Any of these could materially and adversely affect our results of operations, our financial condition, and/or our share price. However, the ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes and overall security environment, as well as those of any companies we acquire. We are continuously enhancing our controls, processes and practices designed to protect our networks, systems, data and other infrastructure from attack, damage or unauthorized access. This continued enhancement will require us to expend additional resources, including to investigate and remediate any information security vulnerabilities that may be detected. Despite our ongoing investments in security resources, talent, and business practices, there is no guarantee that these measures will be adequate to safeguard against all data security breaches, system compromises or misuses of data.

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

Another competitive factor is that the financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. Our future success may depend, in part, on our ability to use technology competitively to offer products and services that provide convenience to customers and create additional efficiencies in our operations. The widespread adoption of new technologies will require us to make substantial capital expenditures to modify or adapt our systems to remain competitive and offer new products and services. Our ability to effectively implement new technologies to improve our operations and systems will impact our competitive position in the financial services industry. Furthermore, we may not be successful in introducing new products and services in response to industry trends or developments in technology, or those new products may not be accepted by customers.

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

The implementation of other new lines of business or new products and services may subject us to additional risk.

We continuously evaluate our service offerings and may implement new lines of business or offer new products and services within existing lines of business in the future. There are substantial risks and uncertainties associated with these efforts.  In developing and marketing new lines of business and/or new products and services, we undergo a new product process to assess the risks of the initiative, and invest significant time and resources to build internal controls, policies and procedures to mitigate those risks, including hiring experienced management to oversee the implementation of the initiative.  Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could require the establishment of new key and other controls and have a significant impact on our existing system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

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

We may seek to supplement our internal growth through acquisitions. We cannot predict the number, size or timing of acquisitions, or whether any such acquisition will occur at all. Our acquisition efforts have traditionally focused on targeted banking entities in markets in which we currently operate and markets in which we believe we can compete effectively. However, as consolidation of the financial services industry continues, the competition for suitable acquisition candidates may increase and, as the number of appropriate targets decreases, the prices for potential acquisitions could increase which could reduce our potential returns, and reduce the attractiveness of these opportunities to us. We may compete with other financial services companies for acquisition opportunities, and many of these competitors have greater financial resources than we do and may be able to pay more for an acquisition than we are able or willing to pay.

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

We cannot assure you that we will be able to successfully consolidate any business or assets we acquire with our existing business. The integration of acquired operations and assets may require substantial management effort, time and resources and may divert management’s focus from other strategic opportunities and operational matters. Acquisitions may not perform as expected when the transaction was consummated and may be dilutive to our overall operating results and stockholders’ equity per share of common stock. Specifically, acquisitions could result in higher than expected deposit attrition, loss of key employees or other consequences that could adversely affect our ability to maintain relationships with customers and employees. We may also sell or consider selling one or more of our businesses. Such a sale would generally be subject to certain federal and/or state regulatory approvals, and may not be able to generate gains on sale or related increases in shareholder’s equity commensurate with desirable levels.

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

We are subject to the regulations of the Commission, the Federal Reserve, the FDIC, the CFPB and the MDBCF. New regulations issued by these or other agencies may adversely affect our ability to carry on our business activities. We are subject to various federal and state laws, and certain changes in these laws and regulations may adversely affect our operations. Other than the federal securities laws, the laws and regulations governing our business are intended primarily for the protection of our depositors, our customers, the financial system and the FDIC insurance fund, not our shareholders or other creditors. Further, we must obtain approval from our regulators before engaging in certain activities, and our regulators have the ability to compel us to, or restrict us from, taking certain actions entirely, such as increasing dividends, entering into merger or acquisition transactions, acquiring or establishing new branches, and entering into certain new businesses. Noncompliance with certain of these regulations may impact our business plans, including our ability to branch, offer certain products, or execute existing or planned business strategies.

For additional information regarding laws and regulations to which our business is subject, see “Supervision and Regulation.”

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

In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs.

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

Accounting Standards Update 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (commonly referred to as CECL) changes the approach to recognizing credit losses from an “incurred loss” methodology. Under the incurred loss methodology, credit losses are recognized only when the losses are probable or have been incurred; under CECL, entities are required to recognize the full amount of expected credit losses for the lifetime of the financial assets, based on historical experience, current conditions and reasonable and supportable forecasts. The provisions of this Update are effective January 1, 2020. While we have not yet quantified the financial impact, we expect an increase in the Allowance for Loan Losses upon adoption, the extent of which is dependent upon the composition of the portfolio as well as economic conditions and forecasts at that time. Such circumstance may result in an unfavorable impact to our results of operations and our capital level.

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

In addition, in recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. We have been and in the future could become subject to claims based on this or other evolving legal theories.

Risks Related to Our Common Stock

Future issuances of equity securities could dilute the interests of holders of our common stock, and our common stock ranks junior to indebtedness.

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

Mississippi law, and anti-takeover provisions in our amended articles of incorporation and bylaws could make a third-party acquisition of us difficult and may adversely affect share value.

Our amended articles of incorporation and bylaws contain provisions that make it more difficult for a third party to acquire us (even if doing so might be beneficial to our shareholders) and for holders of our securities to receive any related takeover premium for their securities.

We are also subject to certain provisions of state and federal law and our articles of incorporation that may make it more difficult for someone to acquire control of us. Under federal law, subject to certain exemptions, a person, entity, or group must notify the federal banking agencies before acquiring 10% or more of the outstanding voting stock of a bank holding company, including shares of our common stock. Banking agencies review the acquisition to determine if it will result in a change of control. The banking agencies have 60 days to act on the notice, and take into account several factors, including the resources of the acquirer and the antitrust effects of the acquisition. Additionally, a bank holding company must obtain the prior approval of the Federal Reserve before, among other things, acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank. There are also Mississippi statutory provisions and provisions in our articles of incorporation that may be used to delay or block a takeover attempt. As a result, these statutory provisions and provisions in our articles of incorporation could result in our being less attractive to a potential acquirer and limit the price that investors might be willing to pay in the future for shares of our common stock.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.       PROPERTIES

The Company’s main office, which is the headquarters of the holding company, is located at Hancock Whitney Plaza, in Gulfport, Mississippi. The Bank makes portions of their main office facilities and certain other facilities available for lease to third parties, although such incidental leasing activity is not material to the Company’s overall operations.

The Company operates 206 full service banking and financial services offices and 270 automated teller machines across the Gulf south corridor comprising south Mississippi; southern and central Alabama; southern Louisiana; the northern, central, and Panhandle regions of Florida; and Houston and Beaumont, Texas. Additionally, the Company operates a loan production office in Nashville, Tennessee and five trust and asset management offices in New York, New Jersey, Mississippi and Texas. The Company owns approximately 48% of these facilities, and the remaining banking facilities are subject to leases, each of which we consider reasonable and appropriate for its location. We ensure that all properties, whether owned or leased, are maintained in suitable condition. We also evaluate our banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations, closures or possible sales. The Bank and subsidiaries of the Bank hold a variety of property interests acquired in settlement of loans. Some of these properties were acquired in transactions before 1979 and are carried at nominal amounts on our balance sheet and reflected a net gain of $1.6 million in our operating results in 2018.

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

PART II

ITEM 5.       MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock trades on the NASDAQ Global Select Market under the ticker symbol “HWC.” There were 8,306 active holders of record of the Company’s common stock at January 31, 2019 and 85,686,848 shares outstanding.

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

The performance graph compares the cumulative five-year shareholder return on the Company’s common stock, assuming an investment of $100 on December 31, 2013 and the reinvestment of dividends thereafter, to that of the common stocks of United States companies reported in the Nasdaq Total Return Index and the common stocks of the KBW Regional Banks Total Return Index. The KBW Regional Banks Total Return Index is a proprietary stock index of Keefe, Bruyette & Woods, Inc., that tracks the returns of 50 regional banking companies throughout the United States.

200
150
100
50
0
2013
2014
2015
2016
2017
2018
Hancock Whitney Corporation
KBW Regional Banks Index
NASDAQ Composite-Total Returns

Equity Compensation Plan Information

The following table provides information as of December 31, 2018 with respect to shares of common stock that may be issued under the Company’s equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	218,445	(1)	$33.71	(2)	1,060,790

(1)

Includes 61,808 shares potentially issuable upon the vesting of outstanding restricted share units and 2,858 shares potentially issuable upon the vesting of outstanding performance share units that represent awards deferred into the Company’s Nonqualified Deferred Compensation Plan. Also includes 106,914 of performance stock awards. If the highest level of performance conditions is met, the total performance shares would be 203,328 and the total performance share units would be 5,716.

(2)	The weighted average exercise price relates only to the exercise of outstanding options included in column (a).

Issuer Purchases of Equity Securities

On May 24, 2018, the Company’s board of directors approved a stock buyback program that authorized the repurchase of up to 5%, or approximately 4.3 million shares of its outstanding common stock. The stock buyback program expires on December 31, 2019, and may be terminated or amended by the board of directors at any time prior to the expiration date. For more information on the stock buyback plan, refer to Note 11 – Stockholders’ Equity in Item 8 of this Annual Report on Form 10-K.  Common stock repurchase activity under stock buyback plan during the fourth quarter of 2018 was as follows:

	Total Number of Shares of Units Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
Oct 1, 2018 - Oct 31, 2018	200,000	$41.30	200,000	4,064,352
Nov 1, 2018 - Nov 30, 2018	—	—	—	4,064,352
Dec 1, 2018 - Dec 31, 2018	—	—	—	4,064,352
Total	200,000	$41.30	200,000

ITEM 6.       SELECTED FINANCIAL DATA

The following tables set forth certain selected historical consolidated financial data and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included in Item 8. “Financial Statements and Supplementary Data.”  An overview of non-GAAP measures and the reasons why management believes they are useful is included in Item 7. Reconciliations of non-GAAP measures appear later in this Item.

	Years Ended December 31,
(in thousands, except per share data)	2018	2017	2016	2015	2014
Income Statement:
Interest income (a)	$1,028,268	$900,581	$732,167	$679,646	$692,813
Interest income (te) (b)	1,044,445	934,971	758,006	693,234	703,460
Interest expense	179,430	108,269	73,051	54,472	38,119
Net interest income (te)	865,015	826,702	684,955	638,762	665,341
Provision for loan losses	36,116	58,968	110,659	73,038	33,840
Noninterest income	285,140	267,781	250,781	237,284	227,999
Noninterest expense	715,746	692,691	612,315	619,655	606,666
Income before income taxes	382,116	308,434	186,923	169,765	242,187
Income tax expense	58,346	92,802	37,627	38,304	66,465
Net income	$323,770	$215,632	$149,296	$131,461	$175,722

Earnings excluding nonoperating items
Net income	$323,770	$215,632	$149,296	$131,461	$175,722
Nonoperating income	541	(4,352)	—	(333)	—
Nonoperating expense	28,943	28,473	4,978	16,241	25,686
Income tax benefit	(5,938)	(8,442)	(1,742)	(5,568)	(7,263)
Income tax resulting from re-measurement of deferred tax asset (c)	—	19,520	—	—	—
Nonoperating items, net of applicable income tax benefit	23,546	35,199	3,236	10,340	18,423
Operating earnings	$347,316	$250,831	$152,532	$141,801	$194,145

(a)

Interest income includes the net impact of discount accretion and premium amortization arising from business combinations totaling $23.1 million, $28.3 million, $19.3 million, $35.1 million and $92.5 million for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

(b)

For analytical purposes, management adjusts interest income and net interest income to a taxable equivalent basis using a 21% rate for the year ended December 31, 2018 and a 35% rate for all other periods presented.

(c)	Income tax expense resulting from re-measurement of the net deferred tax asset following the enactment of the Tax Act.

	At and For the Years Ended December 31,
(in thousands)	2018	2017	2016	2015	2014
Period-End Balance Sheet Data:
Total loans, net of unearned income (a)	$20,026,411	$19,004,163	$16,752,151	$15,703,314	$13,895,276
Loans held for sale	28,150	39,865	34,064	20,434	20,252
Securities	5,670,584	5,888,380	5,017,128	4,463,792	3,826,454
Short-term investments	111,094	92,384	78,177	565,555	802,948
Total earning assets	25,836,239	25,024,792	21,881,520	20,753,095	18,544,930
Allowance for loan losses	(194,514)	(217,308)	(229,418)	(181,179)	(128,762)
Goodwill and other intangible assets	887,123	836,163	708,950	728,731	754,003
Other assets	1,707,059	1,692,439	1,614,250	1,532,958	1,576,371
Total assets	$28,235,907	$27,336,086	$23,975,302	$22,833,605	$20,746,542
Noninterest-bearing deposits	$8,499,027	$8,307,497	$7,658,203	$7,276,127	$5,945,208
Interest-bearing transaction and savings deposits	8,000,093	8,181,554	6,910,466	6,767,881	6,531,628
Interest-bearing public fund deposits	3,006,516	3,040,318	2,563,758	2,253,645	1,982,616
Time deposits	3,644,549	2,723,833	2,291,839	2,051,259	2,113,379
Total interest-bearing deposits	14,651,158	13,945,705	11,766,063	11,072,785	10,627,623
Total deposits	23,150,185	22,253,202	19,424,266	18,348,912	16,572,831
Short-term borrowings	1,589,128	1,703,890	1,225,406	1,423,644	1,151,573
Long-term debt	224,993	305,513	436,280	490,145	373,647
Other liabilities	190,261	188,532	169,582	157,761	176,089
Stockholders' equity	3,081,340	2,884,949	2,719,768	2,413,143	2,472,402
Total liabilities & stockholders' equity	$28,235,907	$27,336,086	$23,975,302	$22,833,605	$20,746,542
Average Balance Sheet Data:
Total loans, net of unearned income (a)	$19,378,428	$18,280,885	$16,064,593	$14,433,367	$12,938,869
Loans held for sale	25,710	21,920	28,777	18,101	16,540
Securities (b)	6,020,947	5,442,829	4,706,482	4,208,195	3,816,724
Short-term investments	163,287	363,077	380,294	513,659	423,359
Total earning assets	25,588,372	24,108,711	21,180,146	19,173,322	17,195,492
Allowance for loan losses	(214,452)	(223,416)	(217,550)	(133,470)	(129,642)
Goodwill and other intangible assets	859,498	806,900	718,592	740,666	768,047
Other assets	1,522,390	1,548,556	1,497,445	1,464,502	1,601,883
Total assets	$27,755,808	$26,240,751	$23,178,633	$21,245,020	$19,435,780
Noninterest-bearing deposits	$8,095,256	$7,777,652	$7,232,221	$6,195,234	$5,641,792
Interest-bearing transaction and savings deposits	7,946,765	7,746,220	6,772,364	6,877,394	6,173,683
Interest-bearing public fund deposits	2,849,297	2,664,929	2,261,659	1,844,802	1,530,972
Time deposits	3,275,680	2,642,781	2,390,081	2,207,359	2,053,546
Total interest-bearing deposits	14,071,742	13,053,930	11,424,104	10,929,555	9,758,201
Total deposits	22,166,998	20,831,582	18,656,325	17,124,789	15,399,993
Short-term borrowings	2,190,772	2,006,896	1,412,194	1,025,133	1,005,680
Long-term debt	266,870	384,127	469,064	478,078	378,645
Other liabilities	198,905	211,278	177,983	174,233	176,514
Stockholders' equity	2,932,263	2,806,868	2,463,067	2,442,787	2,474,948
Total liabilities & stockholders' equity	$27,755,808	$26,240,751	$23,178,633	$21,245,020	$19,435,780

(a)	Includes nonaccrual loans.
(b)	Average securities does not include unrealized holding gains/losses on available for sale securities.

	Years Ended December 31,
($ in thousands)	2018	2017	2016	2015	2014
Performance Ratios:
Return on average assets	1.17%	0.82%	0.64%	0.62%	0.90%
Return on average common equity	11.04%	7.68%	6.06%	5.38%	7.10%
Return on average tangible common equity	15.62%	10.78%	8.56%	7.72%	10.30%
Earning asset yield (te)	3.68%	3.88%	3.58%	3.62%	4.09%
Total cost of funds	0.70%	0.45%	0.34%	0.28%	0.22%
Net interest margin (te)	3.38%	3.43%	3.23%	3.33%	3.87%
Noninterest income to total revenue (te)	24.79%	24.47%	26.80%	27.09%	25.52%
Efficiency ratio (a)	57.77%	58.87%	62.79%	66.12%	62.03%
Average loan/deposit ratio	87.42%	87.76%	86.11%	84.28%	84.02%
FTE employees (period-end)	3,933	3,887	3,724	3,921	3,794
Capital Ratios:
Common stockholders' equity to total assets	10.91%	10.55%	11.34%	10.57%	11.92%
Tangible common equity ratio (b)	8.02%	7.73%	8.64%	7.62%	8.59%
Tier 1 leverage	8.67%	8.43%	9.56%	8.55%	9.17%
Tier 1 risk-based capital	10.48%	10.21%	11.26%	9.96%	11.23%
Total risk-based capital	11.99%	11.90%	13.21%	11.86%	12.30%
Select performance measures excluding nonoperating items
Operating earnings per share - diluted	$3.99	$2.89	$1.91	$1.77	$2.32
Return on average assets - operating	1.25%	0.96%	0.66%	0.67%	1.00%
Return on average common equity- operating	11.84%	8.94%	6.19%	5.80%	7.84%
Return on average tangible common equity- operating	16.76%	12.54%	8.74%	8.33%	11.37%
Efficiency ratio	57.77%	58.87%	62.79%	66.14%	62.03%
Noninterest income as a percent of total revenue (te) - operating	24.83%	24.16%	26.80%	27.06%	25.52%

Asset Quality Information:
Nonaccrual loans (c)	$187,295	$252,800	$317,970	$159,713	$79,537
Accruing restructured loans	139,042	120,493	39,818	4,297	8,971
Total nonperforming loans	326,337	373,293	357,788	164,010	88,508
Other real estate (ORE) and foreclosed assets	26,270	27,542	18,943	27,133	59,569
Total nonperforming assets	$352,607	$400,835	$376,731	$191,143	$148,077
Accruing loans 90 days past due (d)	5,589	27,766	3,039	7,653	4,825
Net charge-offs - non-purchased credit impaired	52,262	68,729	59,057	16,212	17,119
Net charge-offs - purchased credit impaired	—	(177)	(594)	1,609	2,501
Allowance for loan losses	194,514	217,308	229,418	181,179	128,762
Provision for loan losses	36,116	58,968	110,659	73,038	33,840
Ratios:
Nonperforming assets to loans + ORE
and foreclosed assets	1.76%	2.11%	2.25%	1.22%	1.06%
Accruing loans 90 days past due as a percent of loans	0.03%	0.15%	0.02%	0.05%	0.03%
Nonperforming assets + accruing loans 90 days past
due to loans + foreclosed assets	1.79%	2.25%	2.26%	1.26%	1.10%
Net charge-offs - non-purchased credit impaired to average loans	0.27%	0.38%	0.37%	0.11%	0.13%
Allowance for loan losses to period-end loans	0.97%	1.14%	1.37%	1.15%	0.93%
Allowance for loan losses to nonperforming loans
and accruing loans 90 days past due	58.60%	54.18%	63.58%	105.54%	137.96%

(a)	The efficiency ratio is noninterest expense to total net interest (te) and noninterest income, excluding amortization of purchased intangibles and nonoperating items
(b)	The tangible common equity ratio is common shareholders’ equity less intangible assets divided by total assets less intangible assets.
(c)

Included in nonaccrual loans are $85.5 million, $99.2 million, $81.9 million, $8.8 million and $7.0 million of nonaccruing restructured loans at December 31, 2018, 2017, 2016, 2015 and 2014, respectively.

(d)	Nonaccrual loans and accruing loans past due 90 days or more do not include purchased credit impaired loans with an accretable yield.

rrEC

Reconciliation of Non-GAAP measures:

Operating revenue (te) and operating pre-provision net revenue (te)

	Years Ended December 31,
(in thousands)	2018	2017	2016	2015	2014
Net interest income	$848,838	$792,312	$659,116	$625,174	$654,694
Noninterest income	285,140	267,781	250,781	237,284	227,999
Total revenue	$1,133,978	$1,060,093	$909,897	$862,458	$882,693
Taxable equivalent adjustment (a)	16,177	34,390	25,839	13,588	10,647
Nonoperating revenue	541	(4,352)	—	—	—
Operating revenue (te)	$1,150,696	$1,090,131	$935,736	$876,046	$893,340
Noninterest expense	(715,746)	(692,691)	(612,315)	(619,655)	(606,666)
Nonoperating expense	28,473	28,473	4,978	15,908	25,686
Operating pre-provision net revenue (te)	$463,423	$425,913	$328,399	$272,299	$312,360

Operating earnings per share - diluted

($ in thousands, except per share amounts)	2018	2017	2016	2015	2014
Net Income	$323,770	$215,632	$149,296	$131,461	$175,722
Net income allocated to participating securities	(5,929)	(4,670)	(3,598)	(3,128)	(3,631)
Net income available to common shareholders	$317,841	$210,962	$145,698	$128,333	$172,091
Nonoperating items, net of applicable income tax	23,546	15,679	3,236	10,340	18,423
Income tax resulting from re-measurement of deferred tax	-	19,520	-	-	-
Nonoperating items allocated to participating securities	(439)	(731)	(82)	(233)	(378)
Operating earnings available to common shareholders	$340,948	$245,430	$148,852	$138,440	$190,136
Weighted average common shares - diluted	85,521	84,963	77,949	78,307	82,034
Earnings per share - diluted	$3.72	$2.48	$1.87	$1.64	$2.10
Operating earnings per share - diluted	$3.99	$2.89	$1.91	$1.77	$2.32
(a)	Taxable equivalent (te) amounts are calculated using a marginal federal income tax rate of 21% for the year ended December 31, 2018 and 35% for all other periods presented.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes and events in the financial condition and results of operations of Hancock Whitney Corporation and subsidiaries during the year ended December 31, 2018 and selected prior periods. This discussion and analysis is intended to highlight and supplement financial and operating data and information presented elsewhere in this report, including the consolidated financial statements and related notes. The discussion contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements. See Forward-Looking Statements in Part I of this Annual Report.

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

Consistent with Securities and Exchange Commission Industry Guide 3, we present net interest income, net interest margin and efficiency ratios on a fully taxable equivalent (“te”) basis. The te basis adjusts for the tax-favored status of net interest income from certain loans and investments using the statutory federal tax rate (21% for 2018 and 35% for all other periods presented) to increase tax-exempt interest income to a taxable-equivalent basis. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources.

We present certain additional non-GAAP financial measures to assist the reader with a better understanding of the Company’s performance period over period, as well as to provide investors with assistance in understanding the success management has experienced in executing its strategic initiatives. We use the term “operating” to describe a financial measure that excludes income or expense considered to be nonoperating in nature. Items identified as nonoperating are those that, when excluded from a reported financial measure, provide management or the reader with a measure that may be more indicative of forward-looking trends in the Company’s business. However, these non-GAAP financial measures have inherent limitations and should not be considered in isolation or as a substitute for analysis of results or capital position under U.S. GAAP.

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

EXECUTIVE OVERVIEW

2018 was a landmark year for our company. We combined our two iconic brands to become Hancock Whitney Corporation and Hancock Whitney Bank, at which time we unveiled our new logo and began trading under our new ticker symbol, “HWC.” We began the move to our new regional headquarters in downtown New Orleans. In addition, we completed an acquisition and a divestiture, two transactions that support our corporate growth strategy.

Our 2018 results reflect strong growth and improved performance. Loans grew by $1 billion, or 5%. Our net income was up $108 million, or 50%, and our earnings per share increased $1.24 to $3.72. Our return on average assets improved 35 basis points to 1.17% and our tangible common equity ratio improved 29 basis points to 8.02%, a return to our target of at least 8%.

Acquisitions and Divestiture

On July 13, 2018, we completed the acquisition of the bank-managed high net worth individual and institutional investment management and trust business of Capital One, National Association (“Capital One”). The combination brought assets under administration and assets under management to approximately $26 billion and $10 billion, respectively, at the merger date. In addition, we assumed approximately $217 million of customer deposit liabilities. The combination positioned us as a Top 50 Trust Firm by Revenue and provides the opportunity to develop relationships for other private, wholesale and retail services.

On March 9, 2018, we sold our consumer finance subsidiary, Harrison Finance Company (“HFC”), due to a change in corporate strategy.  The subsidiary operated in 35 offices with 137 employees and had $95 million in loans as of December 31, 2017.  The transaction resulted in a loss on sale totaling $1.1 million.

During the first half of 2017, we completed two business combinations in which we acquired certain assets and assumed certain liabilities of the former New Orleans, Louisiana-based First NBC Bank, including $2 billion in earning assets and $2.6 billion in deposits and other liabilities, and received net consideration of approximately $316 million. The business combinations, collectively referred to as the FNBC transactions, strengthened our position in the Greater New Orleans market area and have been financially compelling.

For additional information on these transactions, refer to Note 2 – Acquisitions in Item 8. “Financial Statements and Supplementary Data.”

Current Economic Environment and Near Term Outlook

The markets we serve enjoyed a modest to moderate expansion in economic activity during 2018, according to the Federal Reserve’s Summary of Commentary on Current Economic Conditions (“Beige Book”),

The demand for commercial real estate was strong to steady during 2018 in most of our footprint, ending the year with vacancy rates modestly trending downward.  In our Houston market, apartment rent showed growth in the beginning of the year but slowed toward the end of the year.

Activity in the energy sector remained strong, but slowed notably with lower oil prices during the latter part of the year. According to the Federal Reserve Bank of Dallas Energy Survey, most firms surveyed believe their capital spending will increase in 2019 compared to 2018 and expect oil prices to be above the average needed to profitably drill new wells.

The residential real estate market experienced modest growth during 2018, with increases in new construction and the sales of existing homes flat in most of our market areas.  Housing activity slowed on a year-over-year basis towards the end of 2018, and although inventory levels remained low, they increased on a year-over-year basis in many markets.  In our Houston market, existing home sales were relatively flat and new construction was slow as developers were adapting to new flood plain regulations in the city.

Retail sales and consumer spending activity in most of our footprint for 2018 was positive, with an increase in retail sales and auto sales.  Online sales activity grew at a faster pace than in-store sales.

Our 2018 results reflect strong growth and improved performance, with strong loan production across most markets and an overall improvement in credit quality.  We believe we are well positioned for continued growth in 2019.  Overall, the near term economic outlook for 2019 remains positive, although somewhat less optimistic than a year ago as a result of trade and political uncertainty and recent volatility in commodity prices.

Highlights of 2018 Financial Results

Net income for the year ended December 31, 2018 was $324 million, or $3.72 per diluted common share, compared to $216 million, or $2.48 per diluted common share in 2017.  Following are financial highlights for the year ended December 31, 2018:

•

Net income increased 50% over 2017, up $108 million to $324 million.  Excluding nonoperatings items, net income increased $96 million, or 38%, to $347 million when compared to 2017.  Nonoperating items are discussed in the noninterest income and noninterest expense sections that follow.

•	Earnings per diluted common share increased $1.24, or 50%, to $3.72; excluding nonoperating items, earnings per diluted common share increased $1.10 to $3.99

•	Return on average assets improved to 1.17% in 2018, compared to 0.82% in 2017

•	Pre-provision net revenue (te) was up $38 million, with operating revenue up $61 million and operating expense up $23 million, compared to 2017

•	Tangible common equity ratio was up 29 bps to 8.02%, compared to 7.73% at year-end 2017

•	Loan growth of $1.0 billion, or 5%, surpassing $20 billion in total loans, funded mostly by growth in total deposits of $897 million, or 4%

•

Criticized commercial loans declined $451 million, or 42%, with criticized energy loans decreasing $270 million and criticized nonenergy loans decreasing  $181 million;  nonperforming loans declined by $47 million, or 13%, with nonperforming energy loans decreasing $17 million and nonperforming nonenergy loans decreasing $30 million

•	Total assets at December 31, 2018 were $28.2 billion, up $900 million, or 3%, from December 31, 2017

•	Divested Harrison Finance on March 9, 2018; acquired the former Capital One trust and asset management business on July 13, 2018

RESULTS OF OPERATIONS

Net Interest Income

Net interest income was $849 million for the year ended December 31, 2018, up from $792 in 2017. Net interest income (te) is the primary component of our earnings and represents the difference, or spread, between revenue generated from interest-earning assets and the interest expense related to funding those assets. For analytical purposes, net interest income is adjusted to a taxable equivalent basis using the statutory federal tax rate (21% for 2018 and 35% for all other periods presented) on tax exempt items (primarily interest on municipal securities and loans).

2018 compared to 2017

Net interest income (te) for 2018 totaled $865 million, a $38 million, or 5%, increase from 2017. The increase in 2018 net interest income was largely volume driven, with a $1.5 billion, or 6%, increase in average earning assets compared to a $1.1 billion, or 7%, increase in interest-bearing liabilities. Taxable equivalent net interest income was negatively impacted in 2018 by a $17.7 million decrease in the TE adjustment as a result of the lower statutory income tax rate.

The net interest margin (te) is the ratio of net interest income (te) to average earning assets. Net interest margin (te) decreased 5 basis points (bps) to 3.38% in 2018 from 3.43% in 2017, primarily due to a 7 bp negative impact on the TE adjustment from the lower tax rate, a 5 bp reduction from the sale of the consumer finance company, and a 3 bp reduction in net purchase accounting discount accretion.  The positive impact from the four rate increases totaling 1% during 2018 by the Federal Reserve provided a partial offset.  The discussions of Asset/Liability Management and Net Interest Income at Risk in this item provide additional information regarding our management of interest rate risk and the potential impact from changes in interest rates, respectively.

The overall yield on earning assets was 4.08% in 2018, up 20 bps from 2017, driven primarily by a 23 bps increase in loan yield to 4.58% in 2018.  The tax-equivalent yield on the investment securities portfolio increased 3 bps from 2017 to 2.53%, which includes an unfavorable impact of 10 bps to the yield as a result of the lower tax. The securities yield reflects a continued shift in the mix of the portfolio to a higher concentration of higher-yielding commercial mortgage-backed securities.  Average commercial mortgage-backed securities totaled approximately $1.1 billion for the year ended December 31, 2018 compared to $0.6 billion in 2017.

The cost of funding earning assets increased 25 bps to 0.70% in 2018 from 0.45% in 2017 due largely to the Federal Reserve interest rate increases during the year, and to a lesser extent, promotional pricing campaigns aimed at attracting and retaining deposits. Borrowing costs increased 65 bps to 1.98% in 2018 with increased use of higher cost short-term borrowings that are sensitive to increases in the federal funds rate. Interest-free funding sources, including noninterest-bearing deposits, funded approximately 35% of average earning assets in 2018, down slightly from 36% in 2017.

Late in fourth quarter of 2018, we used a $33.2 million gain from the sale of our Visa Class B common shares to offset portfolio restructuring losses totaling $32.7 million.  Proceeds from the sale of $481 million bonds yielding 1.97% and $116 million municipal loans yielding 2.02% were used to purchase $260 million of bonds at 3.59% and to pay down $346 million FHLB advances costing 2.37%. The Visa Class B transaction and related restructuring improved our earning asset yield and funding mix, which is expected to benefit the net interest margin in 2019 by a total of 7 basis points.

2017 compared to 2016

Net interest income (te) for 2017 totaled $827 million, a $142 million, or 21%, increase from 2016, primarily resulting from interest earned on a $2.9 billion, or 14%, increase in average earning assets.  The average earning asset growth was primarily attributable to the FNBC transactions and continued growth from strategic initiatives.

The net interest margin increased 20 bps to 3.43% in 2017 primarily due to the acquisition of higher-yielding FNBC loans and three Federal Reserve rate increases, totaling 75 bps, as well as a 3 bp increase in net purchase accounting discount accretion.

The overall yield on earning assets was 3.88% in 2017, up 30 bps from 2016. The loan portfolio yield was up 34 bps to 4.35% in 2017 while the yield on the investment securities portfolio increased 13 bps to 2.50%, reflecting a change in the mix within the portfolio to higher-yielding commercial mortgage-backed securities.

The cost of funding earning assets increased 11 bps to 0.45% in 2017.  Borrowing costs increased 5 bps from 1.28% in 2016 to 1.33% in 2017 as a result of the Company’s borrowing mix. Interest-free funding sources, including noninterest-bearing deposits, funded approximately 36% of average earning assets in 2017, down slightly from 37% in 2016.

TABLE 1. Summary of Average Balances, Interest and Rates (te)(a)

	Years Ended December 31,
	2018			2017			2016
	Average			Average			Average
($ in millions)	Balance	Interest (d)	Rate	Balance	Interest (d)	Rate	Balance	Interest (d)	Rate
Assets
Interest-Earnings Assets:
Commercial & real estate loans (te)	$14,487.3	$655.0	4.52%	$13,751.0	$584.6	4.25%	$11,959.2	$457.7	3.83%
Residential mortgage loans	2,794.8	114.5	4.10	2,445.8	95.0	3.89	2,044.7	83.0	4.06
Consumer loans	2,096.3	117.4	5.60	2,084.1	115.1	5.52	2,060.7	105.8	5.13
Loan fees & late charges		1.3			(0.4)			(2.7)
Loans (te) (b)	19,378.4	888.2	4.58	18,280.9	794.3	4.35	16,064.6	643.8	4.01
Loans held for sale	25.7	0.9	3.68	21.9	0.9	3.88	28.8	1.0	3.55
Investment securities:
U.S. Treasury and government agency securities	142.6	3.2	2.22	128.1	2.7	2.11	64.6	1.2	1.78
Mortgage-backed securities and collateralized mortgage obligations	4,927.2	119.1	2.42	4,327.8	96.2	2.22	4,044.3	86.4	2.14
Municipals
Taxable	79.7	2.3	2.96	92.5	2.8	3.03	104.2	3.4	3.25
Nontaxable (te)	867.9	27.8	3.20	875.6	34.2	3.91	488.5	20.3	4.16
Other securities	3.6	0.1	2.62	18.8	0.4	1.92	4.9	0.1	2.00
Total investment
securities (te) (c)	6,021.0	152.5	2.53	5,442.8	136.3	2.50	4,706.5	111.4	2.37
Short-term investments	163.3	2.8	1.70	363.1	3.5	0.95	380.3	1.8	0.47
Total earning assets (te)	25,588.4	1,044.4	4.08%	24,108.7	935.0	3.88%	21,180.1	758.0	3.58%
Nonearning assets:
Other assets	2,381.9			2,355.5			2,216.0
Allowance for loan losses	(214.5)			(223.4)			(217.6)
Total assets	$27,755.8			$26,240.8			$23,178.6
Liabilities and Stockholders' Equity
Interest-bearing Liabilities:
Interest-bearing transaction and savings deposits	$7,946.8	$41.7	0.52%	$7,746.2	$29.4	0.38%	$6,772.4	$18.2	0.27%
Time deposits	3,275.7	51.9	1.59	2,642.8	28.0	1.06	2,390.1	21.4	0.90
Public funds	2,849.3	37.1	1.30	2,664.9	19.2	0.72	2,261.6	9.3	0.41
Total interest-bearing deposits	14,071.8	130.7	0.93	13,053.9	76.6	0.59	11,424.1	48.9	0.43
Repurchase agreements	456.0	1.1	0.23	501.7	0.6	0.12	454.5	0.1	0.03
Other short-term borrowings	1,734.8	35.0	2.02	1,505.2	15.1	1.01	957.6	3.9	0.41
Long-term debt	266.9	12.6	4.73	384.1	16.0	4.16	469.1	20.1	4.27
Total interest- bearing liabilities	16,529.5	179.4	1.09%	15,444.9	108.3	0.70%	13,305.3	73.0	0.55%
Noninterest-bearing:
Noninterest-bearing deposits	8,095.2			7,777.7			7,232.1
Other liabilities	198.9			211.3			178.1
Stockholders' equity	2,932.2			2,806.9			2,463.1
Total liabilities and stockholders' equity	$27,755.8			$26,240.8			$23,178.6
Net interest income (te) and margin		$865.0	3.38		$826.7	3.43		$685.0	3.23
Net earning assets and spread	$9,058.9		3.00	$8,663.8		3.18	$7,864.8		3.03
Interest cost of funding earning assets			0.70%			0.45%			0.34%

(a)	Taxable equivalent (te) amounts are calculated using a marginal federal income tax rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains or losses on available for sale securities.
(d)	Included in interest income is net purchase accounting accretion of $23 million, $28 million, and $19 million for the years ended December 31, 2018, 2017, and 2016, respectively.

TABLE 2. Summary of Changes in Net Interest Income (te)(a) (b)

	2018 Compared to 2017			2017 Compared to 2016
	Due to		Total	Due to		Total
	Change in		Increase	Change in		Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income (te)
Commercial & real estate loans (te)	$32,215	$38,107	$70,322	$72,951	$54,000	$126,951
Residential mortgage loans	14,101	5,430	19,531	15,708	(3,651)	12,057
Consumer loans	(14,823)	17,108	2,285	(170)	9,502	9,332
Loan fees & late charges	—	1,626	1,626	—	2,353	2,353
Loans (te) (c)	31,493	62,271	93,764	88,489	62,204	150,693
Loans held for sale	142	(47)	95	(260)	89	(171)
Investment securities:
U.S. Treasury and government
agency securities	318	152	470	1,299	240	1,539
Mortgage-backed securities and
collateralized mortgage obligations	14,010	8,906	22,916	6,463	3,271	9,734
Municipals
Taxable	(377)	(31)	(408)	(364)	(260)	(624)
Nontaxable (te)	(299)	(6,119)	(6,418)	15,191	(1,312)	13,879
Other securities	(367)	98	(269)	267	(4)	263
Total investment in securities (te) (d)	13,285	3,006	16,291	22,856	1,935	24,791
Short-term investments	(2,515)	1,838	(677)	(86)	1,738	1,652
Total earning assets (te)	42,405	67,068	109,473	110,999	65,966	176,965
Interest-bearing transaction and
savings deposits	778	11,565	12,343	2,894	8,273	11,167
Time deposits	7,785	16,165	23,950	2,419	4,111	6,530
Public funds	1,414	16,462	17,876	1,896	8,019	9,915
Total interest-bearing deposits	9,977	44,192	54,169	7,209	20,403	27,612
Repurchase agreements	(59)	539	480	16	425	441
Other interest-bearing liabilities	2,665	17,215	19,880	3,169	8,060	11,229
Long-term debt	(5,339)	1,971	(3,368)	(3,547)	(517)	(4,064)
Total interest expense	7,244	63,917	71,161	6,847	28,371	35,218
Net interest income (te) variance	$35,161	$3,151	$38,312	$104,152	$37,595	$141,747

(a)	Taxable equivalent (te) amounts are calculated using a marginal federal income tax rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016.
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

Provision for Loan Losses

The provision for loan losses was $36.1 million in 2018 compared to $59.0 million in 2017. The provision in 2018 includes net charge-offs of $52.3 million, or 0.27% of average loans outstanding, partially offset by an allowance release, as energy-related charge-offs were largely reserved for in earlier periods. Net charge-offs are down from $68.6 million, or 0.37% of average loans, in 2017, primarily attributable to the energy portfolio, with $18.2 million in 2018 compared to $35.0 million in 2017. Net charge-offs to date for the current energy cycle (November 2014 – December 2018) total approximately $95 million.

The lower provision for loan losses in 2018 compared to the prior year reflects a continued decline in the allowance on energy-related loans, with reduced exposure and an overall improvement in portfolio performance, partially offset by an increase in allowance on nonenergy loans as that portfolio continues to grow.

Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Allowance for Loan and Lease Losses” provides additional information on changes in the allowance for loans losses and general credit quality.

Noninterest Income

2018 compared to 2017

Noninterest income for 2018 totaled $285 million, a $17.4 million, or 6%, increase from 2017. Nearly all noninterest income categories, including trust fees, bank card fees, and service charges experienced increases in 2018. Nonoperating income for 2018 included a $1.1 million loss on the disposition of our consumer finance business and the net impact of a portfolio restructure that included a $33.2 million gain on the sale of Visa Class B common shares, offset by losses on sales of lower yielding securities of $25.5 million and loans of $7.1 million.  Nonoperating income for 2017 included $4.4 million gain on the sale of selected Hancock Horizon funds.

Table 3 presents, for each of the three years ended December 31, 2018, 2017 and 2016, the components of noninterest income and nonoperating income items aggregated, along with the percentage changes between years. Table 4 presents nonoperating income by component for the years ended December 31, 2018 and 2017. There was no nonoperating income during the year ended December 31, 2016.

TABLE 3. Noninterest Income

($ in thousands)	2018	% Change	2017	% Change	2016
Service charges on deposit accounts	$85,272	3%	$83,166	12%	$74,187
Trust fees	55,488	25	44,538	(4)	46,589
Bank card and ATM fees	60,440	12	53,779	13	47,427
Investment and annuity fees and insurance commissions	25,348	7	23,741	3	22,978
Secondary mortgage market operations	15,632	3	15,209	(7)	16,282
Amortization of loss share receivable	—	100	(2,427)	59	(5,918)
Income from bank-owned life insurance	12,424	8	11,473	(16)	13,596
Credit-related fees	11,065	(1)	11,140	12	9,926
Net gain (loss) on sales of assets	(285)	(109)	3,126	(60)	7,814
Other miscellaneous income	20,297	3	19,684	10	17,900
Total operating noninterest income	285,681	8%	263,429	5%	250,781
Nonoperating income	(541)	(112)	4,352	n/m	—
Total noninterest income	$285,140	6%	$267,781	7%	$250,781

n/m = not meaningful

TABLE 4. Nonoperating Income

($ in thousands)	2018	2017
Gain (loss) on portfolio restructure:
Gain on sale of Visa Class B common shares	$33,229	$—
Loss on sale of investment securities	(25,480)	—
Loss of sale of loans	(7,145)	—
Total net gain on portfolio restructure	604	—
Gain (loss) on sale of assets	(1,145)	4,352
Total nonoperating income	$(541)	$4,352

Service charges on deposit accounts were up $2.1 million, or 3%, from 2017 due to increased activity in check printing fees and overdraft fees from the introduction of the sustained overdraft fee during the third quarter of 2017 and higher activity with a full year impact of the FNBC transactions.

Trust fees totaled $55.5 million in 2018, an $11.0 million, or 25%, increase from 2017.    Trust assets under management increased to $8.6 billion at December 31, 2018 from $5.9 billion at December 31, 2017.  The increases in both trust fees and assets under management are primarily due to the acquisition of the wealth and asset management business on July 13, 2018.

Bank card and ATM fees totaled $60.4 million in 2018, up $6.7 million, or 12%, compared to 2017. Bank card and ATM fees include income from credit card, debit card and ATM transactions, and merchant service fees. Product and delivery platform enhancements, including smart phone payment functionality and improved online account management tools, continue to drive growth.

Investment and annuity fees and insurance commissions totaled $25.3 million in 2018 compared to $23.7 million in 2017.  The $1.6 million, or 7%, increase is primarily due to increased annuity income partially offset by lower insurance commissions due to the sale of Harrison Finance on March 9, 2018.

Fees from secondary mortgage operations totaled $15.6 million in 2018, up $0.4 million, or 3%, from a year earlier. Mortgage loan production decreased by approximately 16% in 2018 compared to 2017, however, the percentage of loan production sold in the secondary market increased slightly. Secondary mortgage market operations fee income is generated from selling certain types of originated single-family mortgage loans into the secondary market in an effort to provide mortgage products for our customers while managing interest rate risk and liquidity. We typically sell longer-term fixed rate loans while retaining the majority of adjustable rate loans, as well as loans generated through programs to support customer relationships, including programs for high net worth individuals and non-builder construction loans. The ultimate amount of loans sold in the secondary market relative to the amount retained by the Company is a management decision made as part of the ALCO process.

Income from bank-owned life insurance (“BOLI”) increased $1.0 million, or 8%, to $12.4 million. This increase was mainly due to a BOLI investment restructure in June of 2018, as well as the benefit of the income earned from a $23.3 million year-over-year increase in the average balance of insurance contracts outstanding.

Net losses on sales of assets were $0.3 million in 2018 compared to net gains of $3.1 million in 2017.  Gains on sales of assets in 2017 included a $2.9 million gain on the sale of select portfolios of loans as a part of the Company’s balance sheet management process.

Other miscellaneous income was $20.3 million in 2018, up $0.6 million, or 3% compared to 2017.  Other miscellaneous income includes income from derivatives totaling $5.4 million in 2018, compared to $5.9 million in 2017, a decrease of $0.5 million, or 9%.   Derivative income can be volatile and is dependent upon both customer sales activity as well as market value adjustments due to interest rate movement.  The decrease from derivative income was offset by increases in various income items.

2017 compared to 2016

Noninterest income for 2017 totaled $268 million, a $17.0 million, or 7%, increase from 2016. Noninterest income categories contributing to the increase included service charges, bank card fees, and other credit-related fees. In addition, noninterest income was favorably impacted by the elimination of the amortization of the FDIC indemnification asset beginning in the third quarter of 2017 as a result of the termination of the loss share agreements in the second quarter of 2017.  These increases were partially offset by a decline in gains on sales of assets and other decreases discussed below.

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

Bank card and ATM fees totaled $53.8 million in 2017, up $6.4 million, or 13%, compared to 2016, primarily as a result of product and delivery platform enhancements, including smart phone payment functionality and improved online account management tools.

Investment and annuity fees and insurance commissions totaled $23.7 million in 2017 up $0.8 million, or 3% from 2016 primarily attributable to fees from new corporate underwriting activities and higher investment fees, partially offset by lower credit life insurance fees.

Fees from secondary mortgage market operations totaled $15.2 million in 2017, down $1.1 million, or 7%, from a year earlier. Mortgage loan production increased by approximately 4% in 2017 compared to 2016 with the percentage of loan production sold in the secondary market decreasing slightly.

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

Other miscellaneous income was $19.7 million in 2017, up $1.8 million, or 10% compared to 2016.  Other miscellaneous income includes income from derivatives totaling $5.9 million in 2017, compared to $5.2 million in 2016. The $0.7 million, or 13%, increase was driven by a higher level of customer swap sales in 2017 compared to 2016.  The remaining increase was due to various income items.

Noninterest Expense

2018 compared to 2017

Noninterest expense for 2018 totaled $716 million, up $23.1 million, or 3%, compared to 2017. Excluding nonoperating expenses, noninterest expense increased $22.6 million, or 3%, to $687 million in 2018. The largest individual components of the increase in operating expense were personnel expense, data processing and professional services. These increases were partially offset by decreases in other retirement expense.

Table 5 presents, for each of the three years ended December 31, 2018, 2017 and 2016, noninterest expense, with operating expenses by component and nonoperating expenses aggregated, along with the percentage changes between years. Table 6 presents nonoperating expenses by component for the same periods.

TABLE 5. Noninterest Expense

($ in thousands)	2018	% Change	2017	% Change	2016
Compensation expense	$326,133	3%	$316,849	11%	$284,219
Employee benefits	73,149	2	71,402	8	66,419
Personnel expense	399,282	3	388,251	11	350,638
Net occupancy expense	46,623	(2)	47,417	15	41,296
Equipment expense	14,585	0	14,516	6	13,663
Data processing expense	70,557	8	65,411	12	58,619
Professional services expense	34,343	12	30,554	4	29,380
Amortization of intangibles	22,050	(2)	22,417	13	19,781
Deposit insurance and regulatory fees	31,423	7	29,307	25	23,499
Other real estate expense	(2,987)	158	(1,158)	(70)	(3,804)
Advertising	11,578	(15)	13,642	25	10,938
Corporate value and franchise taxes	13,595	6	12,797	46	8,741
Entertainment and contributions	10,806	36	7,930	11	7,122
Telecommunications and postage	14,222	(3)	14,618	11	13,146
Other retirement expense	(18,661)	22	(15,249)	39	(10,946)
Other expense	39,387	17	33,765	(25)	45,264
Total operating noninterest expense	686,803	3	664,218	9	607,337
Nonoperating expense	28,943	2	28,473	472	4,978
Total noninterest expense	$715,746	3%	$692,691	13%	$612,315

TABLE 6. Nonoperating Expense

(in thousands)	2018	2017	2016
Personnel expense	$5,413	$3,662	$3,975
Net occupancy expense	1,172	452	—
Equipment expense	1,782	325	—
Data processing expense	3,572	974	—
Professional services expense	7,236	9,681	181
Other real estate (income) expense	2	(1,511)	323
Advertising	756	1,389	—
Other expense:
Loss on restructuring of bank-owned life insurance contracts	3,302	—	—
Write-down related to termination of FDIC loss share agreement	—	6,603	—
Other miscellaneous	5,708	6,898	499
Total other expense	9,010	13,501	499
Total nonoperating expense	$28,943	$28,473	$4,978

Total personnel expense was up $11.0 million, or 3%, in 2018 compared to 2017 primarily due to merit increases and additional personnel expense from the trust and asset management acquisition.

Total occupancy and equipment expenses decreased $0.7 million, or 1%, in 2018 compared to 2017. This decrease was primarily due to higher costs in 2017 related to the FNBC transactions and timing of consolidating the acquired branches, partially offset by higher cost in 2018 related to the trust and asset management transaction.

Data processing expense in 2018 was up $5.1 million, or 8%, from 2017, primarily related to revenue-generating initiatives related to new digital offerings, higher card transaction processing costs resulting from increased card activity and additional processing costs associated with the acquired trust and asset management business that is awaiting system conversion.

Professional services expense increased $3.8 million, or 12%, from 2017, primarily due to consulting and other professional fees related to the implementation of revenue generating initiatives.

Amortization of intangibles in 2018 totaled $22.1 million, a $0.4 million, or 2%, decrease from 2017 as a result of the accelerated amortization methods used, offset by $0.9 million of customer intangibles related to the acquired wealth and asset management business.

Deposit insurance and regulatory fees increased $2.1 million, or 7%, from 2017 mainly due to asset growth, partially offset by the elimination of $1.8 million in quarterly large bank surcharge fees beginning in the fourth quarter.  Corporate value and franchise taxes were up $0.8 million, or 6%, to $13.6 million in 2018, also due to asset growth.

Net gains on other real estate dispositions were $3.0 million in 2018, primarily from the sale of one property, compared to net gains of $1.2 million in 2017.

Noninterest expense in both 2018 and 2017 was reduced by a net credit in other retirement expense. The net credit was $3.4 million greater in 2018, representing a 22% favorable variance compared to 2017, primarily as a result of strong performance of pension plan assets in 2017.

All other expenses increased $6.0 million, or 9%, from 2017 due primarily to higher business development expenses and other operating costs.

Nonoperating expenses totaled $28.9 million in 2018 compared to $28.5 million in 2017. Nonoperating expenses in 2018 included $12.0 million in brand consolidation expenses, $6.2 million related to the trust and asset management acquisition, $3.3 million related to the BOLI investment restructure, $3.5 million one-time incentive bonus, and $1.5 million related to the sale of the consumer finance business.  Nonoperating expenses in 2017 included $19.4 million of merger-related costs associated with the FNBC transactions, as well as the write-down of $6.6 million for the termination of the FDIC loss share agreements.

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

Total personnel expense was up $37.6 million, or 11%, in 2017 compared to 2016 due mainly to nonpermanent transition costs related to the FNBC acquisition, merit increases and an increase in bonus and other incentive compensation related, in part, to the Company exceeding its overall corporate objectives for 2017.

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

Deposit insurance and regulatory fees increased $5.8 million, or 25%, mainly due to asset growth, including those acquired in the FNBC transactions. Corporate value and franchise taxes were up $4.1 million, or 46%, to $12.8 million in 2017.

Other retirement expense reflects an increased reduction in noninterest expense of $4.3 million, or 39%, due to favorable performance of the pension plan’s assets in 2016.

Other expenses decreased $6.5 million, or 9%, from 2016 due primarily to unusual expenses incurred in 2016, including a $4.0 million expense related to an early contract termination and $3.7 million in flood-related expenses associated with major flooding that impacted the Baton Rouge, Louisiana metropolitan area during August 2016, partially offset by higher advertising and business development cost.

Nonoperating expenses increased $23.5 million from 2016, due primarily to merger-related costs and the termination of the FDIC loss share agreements in 2017.  Nonoperating costs in 2016 were primarily related to branch rationalization and other organizational restructuring.

Income Taxes

We recorded income tax expense at an effective rate of 15.3% in 2018, 23.8% (excluding the impact of the $19.5 million charge that resulted from the re-measurement of the net deferred tax asset) in 2017 and 20.1% in 2016. The decrease in the effective tax rate from prior years is primarily due to the enactment of the Tax Cuts and Jobs Act (“Tax Act”) on December 22, 2017.  The Tax Act revised U.S. corporate income tax laws most significantly by lowering the statutory corporate federal income tax rate from 35% to 21%, eliminating or reducing the deductibility of certain meals and entertainment expenses, limiting the deduction of FDIC insurance premiums, as well as modifying the deductibility of executive compensation through the elimination of the performance-based compensation exception and changes to the definition of a covered employee.  Additionally, our effective tax rate is lower in 2018 because we realized a $9.9 million income tax benefit from deductions claimed on our 2017 income tax returns associated with various tax initiatives related to fixed assets and the pension plan, among other factors. We are currently forecasting an effective tax rate for both first quarter 2019 and the full year to be approximately 17%-19%.

Our effective tax rate has historically varied from the federal statutory rate primarily due to tax-exempt income and tax credits. Interest income on bonds issued by or loans to state and municipal governments and authorities, and earnings from the life insurance contract program are the major components of tax-exempt income.

Table 7 reconciles reported income tax expense to that computed at the statutory tax rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016.

TABLE 7. Income Taxes

	Years Ended December 31,
(in thousands)	2018	2017	2016
Taxes computed at statutory rate	$80,244	$107,952	$65,423
Tax credits:
QZAB/QSCB	(3,038)	(2,570)	(2,756)
NMTC - Federal and State	(7,941)	(6,716)	(7,678)
LIHTC and other tax credits	(365)	—	24
Total tax credits	(11,344)	(9,286)	(10,410)
State income taxes, net of federal income tax benefit	8,770	4,288	2,104
Tax-exempt interest	(10,803)	(18,870)	(14,497)
Life insurance contracts	(2,019)	(5,360)	(4,833)
Employee share-based compensation	(1,380)	(5,824)	—
FDIC assessment disallowance	2,818	—	—
Return to provision adjustment	(9,942)	(120)	(549)
Impact of deferred tax asset re-measurement	—	19,520	—
Other, net	2,002	502	389
Income tax expense	$58,346	$92,802	$37,627

The reduction in tax benefit attributable to life insurance contracts in 2018 was due in part to a $3.3 million loss incurred in the restructuring of a portion of our bank-owned life insurance contracts.  These deductions were claimed on our 2017 tax return but had not been recognized in our 2017 financial statements.

The main source of tax credits has been investments in tax-advantage securities and tax credit projects.  These investments are made primarily in the markets we serve and directed at tax credits issued under the Qualified Zone Academy Bonds (QZAB), Qualified School Construction Bonds (QSCB), as well as Federal and State New Market Tax Credit (NMTC).  The investments generate tax credits which reduce current and future taxes and are recognized when earned as a benefit in the provision for income taxes.  The Tax Act repealed the provisions related to tax credit bonds effective for bonds issued after December 31, 2017.

We have invested in NMTC projects through investments in our own CDE, as well as other unrelated CDEs.  Federal tax credits from NMTC investments are recognized over a seven-year period, while recognition of the benefits from state tax credits varies from three to five years.

Based only on tax credit investments that have been made to date, and those anticipated to be made utilizing the remaining portion of our $50 million NMTC allocation received in 2018, we expect to realize benefits from federal and state tax credits over the next three years totaling $8.7 million, $6.4 million and $4.6 million for 2019, 2020 and 2021, respectively.  We intend to continue making investments in tax credit projects.  However, our ability to access new credits will depend upon, among other factors, federal and state tax policies and the level of competition for such credits.

At December 31, 2018, we had a net deferred tax asset of $23 million, which is net of a state valuation allowance.  Several factors are considered in determining the recoverability of the deferred tax assets, such as the history of taxable earnings, reversal of taxable temporary differences, future taxable income and tax planning strategies.  Based on our review of these factors, we have established a $1.6 million valuation allowance for state net operating losses.

BALANCE SHEET ANALYSIS

Investment Securities

Our investment in securities was $5.7 billion at December 31, 2018, compared to $5.9 billion at December 31, 2017. The investment security portfolio is managed by ALCO to assist in the management of interest rate risk and liquidity while providing an acceptable rate of return. At December 31, 2018, the amortized cost of securities available for sale totaled $2.7 billion and securities held to maturity totaled $3.0 billion compared to $2.9 billion and $3.0 billion, respectively, at December 31, 2017.

Our securities portfolio consists mainly of residential and commercial mortgage-backed securities and CMOs that are issued or guaranteed by U.S. government agencies. We invest only in high quality investment grade securities with a targeted duration generally between two and five and a half years. At December 31, 2018, the average expected maturity of the portfolio was 5.67 years with an effective duration of 4.67 years and a nominal weighted-average yield of 2.75%. Management simulations indicate that the effective duration would increase to 4.71 years with a 100 bp increase in the yield curve and increase to 4.80 years with a 200 bp increase.  At December 31, 2017, the average expected maturity of the portfolio was 5.78 years with an effective duration of 4.74 years and a nominal weighted-average yield of 2.41%.  The change in expected maturity, effective duration, and nominal weighted-average yield is primarily related to the fourth quarter 2018 securities portfolio restructure that included selling $481 million low yielding securities (book yield of 1.97%) and reinvesting in $260 million of similar securities at higher yields (book yield of 3.59%).  The weighted average yield also benefitted from a combination of paydowns at below average yields and purchases at higher yields in 2018.  As a result of the restructure, we expect the yield on the investment portfolio to increase by 10 bps in 2019.

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

The amortized cost of securities at December 31, 2018 and 2017 was as follows:

TABLE 8. Debt Securities by Type

	December 31,
(in thousands)	2018	2017
Available for sale securities
U.S. Treasury and government agency securities	$74,339	$99,535
Municipal obligations	246,713	245,997
Residential mortgage-backed securities	1,468,912	1,729,989
Commercial mortgage-backed securities	799,060	704,518
Collateralized mortgage obligations	163,282	165,518
Corporate debt securities	3,500	3,500
	$2,755,806	$2,949,057
Held to maturity securities
U.S. Treasury and government agency securities	$50,000	$50,000
Municipal obligations	688,201	723,094
Residential mortgage-backed securities	640,393	725,748
Commercial mortgage-backed securities	357,175	317,185
Collateralized mortgage obligations	1,243,778	1,161,484
	$2,979,547	$2,977,511

The amortized cost, fair value and yield of debt securities at December 31, 2018, by final contractual maturity, are presented in the table below.  Securities are classified according to their final contractual maturities without consideration of scheduled and unscheduled principal amortization, potential prepayments or call options. Accordingly, actual maturities will differ from their reported contractual maturities. The expected average maturity years presented in the tables includes scheduled principal payments and assumptions for prepayments.

TABLE 9. Debt Securities Maturities by Type

	Contractual Maturity
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total	Fair Value	Weighted Average Yield (te)	Expected Average Maturity Years
Available for sale
U.S. Treasury and government agency securities	$—	$—	$—	$74,339	$74,339	$71,706	2.60%	8.6
Municipal obligations	—	19,437	219,434	7,842	246,713	240,426	3.64%	7.0
Residential mortgage-backed securities	362	19,988	196,668	1,251,894	1,468,912	1,443,402	2.81%	5.8
Commercial mortgage-backed securities	—	14,974	784,086	—	799,060	770,077	2.65%	7.4
Collateralized mortgage obligations	—	48,965	—	114,317	163,282	161,926	2.68%	4.6
Other debt securities	1,500	2,000	—	—	3,500	3,500	2.84%	1.4
Total debt securities	$1,862	$105,364	$1,200,188	$1,448,392	$2,755,806	$2,691,037	2.82%	6.4
Fair Value	$1,868	$106,255	$1,163,870	$1,419,044	$2,691,037
Weighted Average Yield	2.46%	3.67%	2.81%	2.76%	2.82%

Held to maturity
U.S. Treasury and government agency securities	$—	$50,000	$—	$—	$50,000	$49,522	1.67%	1.1
Municipal obligations	18,654	71,946	594,032	3,569	688,201	681,045	3.86%	6.6
Residential mortgage-backed securities	—	5,915	408,006	226,472	640,393	635,737	1.92%	4.0
Commercial mortgage-backed securities	—	—	357,175	—	357,175	346,669	2.72%	7.3
Collateralized mortgage obligations	—	—	66,633	1,177,145	1,243,778	1,222,883	2.56%	4.3
Total debt securities	$18,654	$127,861	$1,425,846	$1,407,186	$2,979,547	$2,935,856	2.70%	5.0
Fair Value	$18,676	126,495	1,405,836	1,384,849	$2,935,856
Weighted Average Yield	5.59%	2.82%	2.81%	2.54%	2.70%

Loan Portfolio

Total loans at December 31, 2018 were $20.0 billion, compared to $19.0 billion at December 31, 2017. The $1.0 billion, or 5%, increase is primarily attributable to organic loan growth.  The growth in loans is net of a $95 million decrease related to the sale of the consumer finance company during the first quarter of 2018 and the sale of $116 million of lower-yielding municipal loans during the fourth quarter of 2018. Management expects approximately $200 to $250 million of period-end loan growth for the first quarter of 2019 due to typical seasonality. Management expects full year average growth percentage for 2019 to be in the mid-single digits.

The composition of our loan portfolio was as follows:

TABLE 10. Loans Outstanding by Type

	December 31,
(in thousands)	2018	2017	2016	2015	2014
Total loans:
Commercial non-real estate	$8,620,601	$8,297,937	$7,613,917	$6,995,824	$6,044,060
Commercial real estate - owner occupied	2,457,748	2,142,439	1,906,821	1,859,469	1,722,140
Total commercial & industrial	11,078,349	10,440,376	9,520,738	8,855,293	7,766,200
Commercial real estate - income producing	2,341,779	2,384,599	2,013,890	1,553,082	1,421,908
Construction and land development	1,548,335	1,373,421	1,010,879	1,151,950	1,106,761
Residential mortgages	2,910,081	2,690,472	2,146,713	2,049,524	1,894,181
Consumer	2,147,867	2,115,295	2,059,931	2,093,465	1,706,226
Total loans	$20,026,411	$19,004,163	$16,752,151	$15,703,314	$13,895,276

The commercial and industrial (“C&I”) loan portfolio includes both commercial non-real estate and commercial real estate – owner occupied loans.  C&I loans totaled $11.1 billion, or 55.3% of the total loan portfolio, at December 31, 2018, an increase of $0.6 billion from December 31, 2017.  The growth was across the Company’s entire footprint and in most major lines including real estate, retail,  manufacturing, transportation, and finance and insurance.

Our commercial and industrial customer base is diversified over a range of industries, including energy, wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, healthcare, financial and professional services, and agricultural production. We lend mainly to middle-market and smaller commercial entities, although we do participate in larger shared-credit loan facilities with businesses well known to the relationship officers and generally operating in our market areas. Shared national credits funded at December 31, 2018 totaled approximately $2.0 billion, or 10% of total loans. Approximately $539 million of our shared national credits at December 31, 2018 were with energy-related borrowers.   Effective January 1, 2018, the regulatory definition of a shared national credit was changed to include an aggregate loan commitment threshold of $100 million, up from $20 million previously.

Loans outstanding to the energy-related industry customers totaled $1.1 billion at December 31, 2018, down $665 million compared to $1.7 billion at December 31, 2014, the beginning of the energy cycle. The energy portfolio represented 5.3% of total loans at December 31, 2018, which is at our target concentration level.  This concentration is a significant reduction from 12.4% of total loans at the end of 2014.  Approximately $557 million, or 53%, of the portfolio is comprised of loans to customers engaged in oil and gas exploration and production (“E&P”), which is primarily supported by proved developed producing reserves (“reserve-based lending”), and transportation and storage (“midstream”).  The E&P customers are diversified across a number of basins in the U.S. and the Gulf of Mexico.  The remaining $502 million, or 47%, of the energy portfolio is comprised of loans to customers that provide onshore and offshore services and products to support exploration and production activities (“support services”). We intend to maintain our total energy concentration at approximately 5% while continuing to shift the mix within the portfolio to approximately one-third support services subsector and two-thirds E&P and midstream subsectors.

Our concentration in healthcare and social assistance of approximately $1.1 billion is relatively flat year over year. This portfolio is diverse across industry types, including lending to medical practitioners, hospitals, post-acute and outpatient care, life sciences, behavioral health services and various other health-related services.  Our criticized levels in this portfolio are down considerably year over year at 1.8% at December 31, 2018 compared to 3.2% at December 31, 2017.

Commercial real estate – income producing loans totaled $2.3 billion at December 31, 2018, a decrease of $42.8 million, or 2%, from December 31, 2017.  Construction and land development loans totaled approximately $1.5 billion at December 31, 2018, compared to $1.4 billion at December 31, 2017.

Residential mortgages were up $219.6 million, or 8%, from December 31, 2017. The increase in mortgage loans is due primarily to success in originating private banking loans. Consumer loans totaled $2.1 billion at December 31, 2018, an increase of $32.6 million, or 2%, compared to December 31, 2017, which is net of a $95 million reduction for the sale of the consumer finance subsidiary.

The following tables provide detail of the more significant industry concentrations for our commercial and industrial loan portfolio, which is based on NAICS codes, and property type concentrations of our commercial real estate - income producing portfolios.

TABLE 11.  Commercial & Industrial Loans by Industry Concentration

	December 31,
	2018		2017
		Pct of		Pct of
($ in thousands)	Balance	Total	Balance	Total
Commercial & industrial loans:
Real estate and rental and leasing	$1,349,674	12%	$1,122,389	11%
Health care and social assistance	1,120,799	10	1,118,288	11
Mining, quarrying, and oil and gas extraction (a)	1,016,870	9	992,179	10
Retail trade (a)	902,783	8	757,998	7
Manufacturing (a)	866,079	8	745,744	7
Public administration	814,442	7	840,773	8
Transportation and warehousing (a)	717,746	7	609,011	6
Construction (a)	643,932	6	619,956	6
Finance and insurance	605,663	6	501,157	5
Wholesale trade (a)	602,052	6	578,037	6
Professional, scientific, and technical services (a)	462,984	4	429,637	4
Other services (except public administration) (a)	436,390	4	356,787	3
Accommodation and food services	383,087	3	324,619	3
Educational services	359,997	3	462,595	4
Other	795,851	7	981,206	9
Total commercial & industrial loans	$11,078,349	100%	$10,440,376	100%

(a)	The $1.1 billion total energy-related lending portfolio at December 31, 2018 and 2017 includes loans within each of these industry categories

TABLE 12.  Commercial Real Estate – Income Producing by Property Type Concentration

	December 31,
	2018		2017
		Pct of		Pct of
($ in thousands)	Balance	Total	Balance	Total
Commercial real estate - income producing loans:
Retail	$507,129	22%	$526,929	22%
Office	444,973	19	441,539	19
Hotel/motel	374,430	16	328,238	14
Multifamily	332,145	14	341,783	14
Industrial	311,933	13	272,133	11
Other	371,169	16	473,977	20
Total commercial real estate - income producing loans	$2,341,779	100%	$2,384,599	100%

The following table shows average loans by category for each of the prior three years and the effective taxable equivalent yield as a percentage of total loans:

TABLE 13. Average Loans

	Years Ended December 31,
	2018			2017			2016
	Average	Yield	Pct of	Average	Yield	Pct of	Average	Yield	Pct of
($ in thousands)	Balance	(te)	Total	Balance	(te)	Total	Balance	(te)	Total
Total loans:
Commercial & real estate loans	$14,487,335	4.52%	75%	$13,751,022	4.25%	75%	$11,959,204	3.83%	74%
Residential mortgages	2,794,804	4.10	14	2,445,787	3.89	13	2,044,718	4.06	13
Consumer	2,096,289	5.60	11	2,084,076	5.52	12	2,060,671	5.13	13
Total loans	$19,378,428	4.58%	100%	$18,280,885	4.35%	100%	$16,064,593	4.01%	100%

(a)	Taxable equivalent (te) amounts are calculated using a marginal federal income tax rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016.

As a part of a balance sheet restructure, we sold approximately $116 million of lower-yielding municipal loans with a book yield of 2.02% in 2018.  Management expects that transaction will increase the loan yield by 2 bps in 2019.

The following table sets forth, for the periods indicated, the approximate contractual maturity by type of the loan portfolio:

TABLE 14. Loan Maturities by Type

December 31, 2018	Maturity Range
(in thousands)	Within One Year	After One Through Five Years	After Five Years	Total
Total loans:
Commercial non-real estate	$2,225,435	$4,582,407	$1,812,759	$8,620,601
Commercial real estate - owner occupied	184,185	1,011,752	1,261,811	2,457,748
Total commercial & industrial	2,409,620	5,594,159	3,074,570	11,078,349
Commercial real estate - income producing	426,623	1,430,380	484,776	2,341,779
Construction and land development	294,857	664,466	589,012	1,548,335
Residential mortgages	38,667	27,610	2,843,804	2,910,081
Consumer	165,513	570,112	1,412,242	2,147,867
Total loans	$3,335,280	$8,286,727	$8,404,404	$20,026,411

The sensitivity to interest rate changes for the portion of our loan portfolio that matures after one year is shown below.

TABLE 15. Loan Sensitivity to Changes in Interest Rates

	December 31, 2018
(in thousands)	Fixed Rate	Floating Rate	Total
Total loans:
Commercial non-real estate	$3,029,315	$3,365,851	$6,395,166
Commercial real estate - owner occupied	1,694,931	578,632	2,273,563
Total commercial & industrial	4,724,246	3,944,483	8,668,729
Commercial real estate - income producing	915,545	999,611	1,915,156
Construction and land development	594,253	659,225	1,253,478
Residential mortgages	1,803,053	1,068,361	2,871,414
Consumer	776,189	1,206,165	1,982,354
Total loans	$8,813,286	$7,877,845	$16,691,131

Nonperforming Assets

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, troubled debt restructurings (TDRs) and other real estate owned (ORE) and foreclosed assets. Loans past due 90 days or more and still accruing are also disclosed.

TABLE 16. Nonperforming Assets

	December 31,
(in thousands)	2018	2017	2016	2015	2014
Loans accounted for on a nonaccrual basis: (a)
Commercial non-real estate	$26,617	$63,387	$170,703	$83,677	$14,248
Commercial non-real estate - restructured	84,036	89,476	78,334	5,066	1,263
Total commercial non-real estate	110,653	152,863	249,037	88,743	15,511
Commercial real estate - owner occupied	16,682	23,549	13,433	8,841	13,589
Commercial real estate - owner occupied - restructured	213	2,440	981	1,160	1,911
Total commercial real estate - owner occupied	16,895	25,989	14,414	10,001	15,500
Commercial real estate - income producing	4,991	9,054	13,147	10,225	12,428
Commercial real estate - income producing - restructured	—	5,520	807	590	691
Total commercial real estate - income producing	4,991	14,574	13,954	10,815	13,119
Construction and land development	2,134	3,791	3,651	15,993	5,187
Construction and land development -restructured	12	16	898	1,301	2,378
Total construction and land development	2,146	3,807	4,549	17,294	7,565
Residential mortgage	34,594	38,703	22,815	23,082	21,348
Residential mortgage - restructured	1,272	1,777	851	717	746
Total residential mortgage	35,866	40,480	23,666	23,799	22,094
Consumer	16,744	15,087	12,350	9,061	5,748
Total nonaccrual loans	$187,295	$252,800	$317,970	$159,713	$79,537
Restructured loans - still accruing:
Commercial non-real estate	$130,075	$114,224	$32,887	$—	$424
Commercial real estate - owner occupied	7,286	1,578	493	1,638	2,116
Commercial real estate - income producing	398	3,827	5,939	2,473	1,464
Construction and land development	9	—	—	20	4,905
Residential mortgage	546	480	259	106	54
Consumer	728	384	240	60	8
Total restructured loans - still accruing	139,042	120,493	39,818	4,297	8,971
Total nonperforming loans	326,337	373,293	357,788	164,010	88,508
ORE and foreclosed assets	26,270	27,542	18,943	27,133	59,569
Total nonperforming assets (b)	$352,607	$400,835	$376,731	$191,143	$148,077
Loans 90 days past due still accruing (c)	$5,589	$27,766	$3,039	$7,653	$4,825
Total restructured loans	$224,575	$219,722	$121,689	$13,131	$15,960
Ratios:
Nonperforming assets to loans plus ORE and foreclosed assets	1.76%	2.11%	2.25%	1.22%	1.06%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	58.60%	54.18%	63.58%	105.54%	137.96%
Loans 90 days past due still accruing to loans	0.03%	0.15%	0.02%	0.05%	0.03%

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

Nonperforming assets decreased $48 million, or 12%, in 2018 to $352.6 million at December 31, 2018. Nonaccrual loans decreased $65.5 million from December 31, 2017, with energy-related nonaccruals down $36 million and nonenergy-related nonaccruals down $29.5 million.

Loans modified in TDRs totaled $224.6 million at December 31, 2018 compared to $219.7 million at December 31, 2017, including $85.5 million and $99.2 million, respectively, of loans reported in nonaccrual loans. TDRs arise when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and, consequently, a modification that would otherwise not be considered is granted to the borrower. Certain loans modified in a TDR may continue to accrue interest when the individual facts and circumstances of the borrower indicate that we will collect all amounts due. Accruing TDRs totaled $139 million, or 43% of nonperforming loans at December 31, 2018, up from $120.5 million, or 32% of nonperforming loans at December 31, 2017.  The $18.5 million increase is mainly attributable to energy-related loans that moved from nonaccrual to accruing.

Nonenergy-related nonperforming loans totaling $130 million at December 31, 2018 are spread across industries and geographies and do not indicate any systemic risk in our portfolios.  We continue to make progress in working through our problem credits in both our energy and nonenergy portfolios and expect that improvement to continue into 2019, assuming no significant changes in economic conditions.  Our TDR balances will likely remain elevated until we are able to work them into conforming instruments.

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

At December 31, 2018, the allowance for loan losses was $194.5 million compared to $217.3 million at December 31, 2017. This decrease is attributable to a reduction in the allowance for energy-related loans, partially offset by an increase in the non-energy allowance.  The energy-related allowance decreased $37.0 million to $33.2 million at December 31, 2018, and represented 3.1% of energy loans outstanding.  Management believes the allowance level for the energy portfolio, as built in previous years, remains adequate and allowed the reserve to decline with charge-offs in 2018.  The non-energy allowance was up $14.2 million to $161.3 million in 2018, reflecting continued growth and diversification of the portfolio.

Criticized commercial loans totaled $626 million at December 31, 2018, down from $1.1 billion at December 31, 2017. Criticized loans are defined as those having potential weaknesses that deserve management’s close attention (risk-rated special mention, substandard and doubtful), including both accruing and nonaccruing loans. Criticized energy-related credits decreased approximately $270 million and criticized non-energy commercial credits decreased $181 million.  As of December 31, 2018, criticized loans in the energy portfolio were $279 million, or approximately 26% of that portfolio, down from 52% a year earlier. Energy-related loans delinquent for more than 30 days, including accrual and nonaccrual loans, totaled $33.6 million, or 3%, of the energy portfolio at December 31, 2018.

Management continues to closely monitor the ability of the our energy related customers to service their debt, including reviews of customers’ balance sheets, leverage ratios, collateral values and other critical lending metrics.  We will continue to maintain a higher than average reserve on the energy portfolio until remaining criticized energy credit percentages normalize. The Company has recorded approximately $95 million in energy related net charge-offs since the start of the cycle in late 2014, including net charge-offs of $18.2 million in 2018.

The ratio of the allowance for loan losses as a percentage of period-end loans was 0.97% at December 31, 2018, compared to 1.14% at December 31, 2017.  The reduction in coverage is due to the decline in energy allowance levels with improving credit metrics.  The nonenergy allowance coverage to total loans of 0.85% at December 31, 2018, is up 3 bps compared to year-end 2017, reflecting higher coverage on the commercial portfolio with lower coverage in residential mortgage with continued positive trends and lower consumer mortgage coverage due to the sale of our consumer finance subsidiary.  Management believes the coverage levels are consistent with the risk inherent in the growing nonenergy portfolio.

Net charge-offs during 2018 were $52.3 million, or 0.27%, of average total loans down from charge-offs of $68.6 million, or 0.37% of average total loans, for the year ended December 31, 2017. Energy net charge-offs contributed $18.2 million and $35.0 million to total losses for the years ended December 31, 2018 and 2017, respectively. Commercial nonenergy net charge-offs increased $9.8 million during 2018 to $16.8 million, with the increase being due to a few relatively large charges during the year.  Residential mortgage loans reflected a net recovery in 2018 of $1.6 million as compared to net charge-offs of $1.8 million in 2017.    Consumer net charge-offs were down $6.0 million in 2018 to $18.8 million, due mostly to an $8.0 million reduction related to the sale of our consumer finance subsidiary, partially offset by increases in other direct and indirect lending.

The following table sets forth activity in the allowance for loan losses for the periods indicated:

TABLE 17. Summary of Activity in the Allowance for Loan Losses

	December 31,
(in thousands)	2018	2017	2016	2015	2014
Allowance for loan losses at beginning of period	$217,308	$229,418	$181,179	$128,762	$133,626
Loans charged-off:
Commercial non real estate	40,069	51,479	42,620	8,361	7,034
Commercial real estate - owner occupied	8,059	558	1,847	1,392	5,294
Total commercial & industrial	48,128	52,037	44,467	9,753	12,328
Commercial real estate - income producing	1,633	259	347	2,833	3,635
Construction and land development	334	696	982	2,834	4,918
Total Commercial	50,095	52,992	45,796	15,420	20,881
Residential mortgages	614	2,839	1,363	2,407	3,293
Consumer	23,913	31,430	26,107	16,831	15,325
Total charge-offs	74,622	87,261	73,266	34,658	39,499
Recoveries of loans previously charged-off:
Commercial non real estate	14,385	7,526	4,084	5,046	3,532
Commercial real estate - owner occupied	317	848	749	2,634	1,505
Total commercial & industrial	14,702	8,374	4,833	7,680	5,037
Commercial real estate - income producing	221	988	991	763	1,614
Construction and land development	96	1,603	2,086	3,089	7,138
Total commercial	15,019	10,965	7,910	11,532	13,789
Residential mortgages	2,179	1,064	895	771	645
Consumer	5,162	6,680	5,998	4,534	5,445
Total recoveries	22,360	18,709	14,803	16,837	19,879
Total net charge-offs	52,262	68,552	58,463	17,821	19,620
Provision for loan losses	36,116	58,968	110,659	73,038	33,840
Decrease in allowance as a result of sale of subsidiary	(6,648)	—	—	—	—
Decrease in FDIC loss share receivable	—	(2,526)	(3,957)	(2,800)	(19,084)
Allowance for loan losses at end of period	$194,514	$217,308	$229,418	$181,179	$128,762
Ratios:
Gross charge-offs to average loans	0.39%	0.47%	0.45%	0.20%	0.24%
Recoveries to average loans	0.12%	0.10%	0.09%	0.09%	0.11%
Net charge-offs to average loans	0.27%	0.38%	0.37%	0.11%	0.13%
Allowance for loan losses to period-end loans	0.97%	1.14%	1.37%	1.15%	0.93%

An allocation of the loan loss allowance by major loan category is set forth in the following table. The decrease in the allowance for commercial non-real estate loans is primarily attributable to the energy-related portfolio discussed above.

TABLE 18. Allocation of Allowance for Loan Losses by Category

	December 31,
	2018		2017		2016		2015		2014
($ in thousands)	Allowance for Loan Losses	% of Total Allowance	Allowance for Loan Losses	% of Total Allowance	Allowance for Loan Losses	% of Total Allowance	Allowance for Loan Losses	% of Total Allowance	Allowance for Loan Losses	% of Total Allowance
Total loans:
Commercial non-real estate	$97,752	50	$127,918	59	$147,052	64	$109,428	60	$51,169	40
Commercial real estate - owner occupied	13,757	7	12,962	6	11,083	5	9,858	6	13,536	10
Total commercial & industrial	111,509	57	140,880	65	158,135	69	119,286	66	64,705	50
Commercial real estate - income producing	17,638	9	13,709	6	13,509	6	6,041	3	7,546	6
Construction and land development	15,647	8	7,372	3	6,271	3	5,642	3	6,421	5
Total commercial	144,794	74	161,961	75	177,915	78	130,969	72	78,672	61
Residential mortgages	23,782	12	24,844	11	25,361	11	25,353	14	28,660	22
Consumer	25,938	14	30,503	14	26,142	11	24,857	14	21,430	17
Total loans	$194,514	100	$217,308	100	$229,418	100	$181,179	100	$128,762	100

Short-Term Investments

Short-term liquidity investments, including interest-bearing bank deposits and federal funds sold, increased  $18.7 million from December 31, 2017 to a total of $111.1 million at December 31, 2018.  Average short-term investments for 2018 totaled $163.3 million, a $199.8 million, or 55%, decrease from 2017. Short-term liquidity assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors.

Deposits

Total deposits at December 31, 2018 were $23.1 billion, up $0.9 billion, or 4%, from December 31, 2017.  Average total deposits in 2018 of $22.2 billion were up $1.3 billion, or 6%, over 2017.

At December 31, 2018, noninterest-bearing deposits totaled $8.5 billion, a $0.2 billion, or 2%, increase over December 31, 2017.  The proportion of noninterest-bearing deposits in the overall deposit mix was 36.7% at December 31, 2018 compared to 37.3% at the end of December 31, 2017.

Interest-bearing transaction and savings deposits decreased $0.2 billion to $8.0 billion at December 31, 2018 compared to $8.2 billion at December 31, 2017.

Interest-bearing public fund deposits at December 31, 2018 were relatively unchanged compared to December 31, 2017.  Year-end public fund account balances are subject to annual fluctuations dependent upon a number of factors, including the timing of tax collections. Seasonal cash inflows from public entities in the fourth quarter of each year typically results in higher balances than at other times during the year with subsequent reductions in the first quarter of the following year.

Time deposits at December 31, 2018 increased $0.9 billion, or 34%, from December 31, 2017. This increase was primarily due to a $411 million increase in brokered time deposits, $347 million increase in time deposits under $250,000, and a $156 million increase in time deposits over $250,000.  The use of brokered deposits as a funding source is subject to strict parameters regarding the amount, interest rate and maturity.

Table 19 sets forth average balances and weighted-average rates paid on deposits for each year in the three-year period ended December 31, 2018, as well as the percentage of total deposits for each category. Table 20 sets forth the maturities of time certificates of deposit greater than $250,000 at December 31, 2018.

TABLE 19. Average Deposits

	2018			2017			2016
	Average			Average			Average
($ in millions)	Balance	Rate	Mix	Balance	Rate	Mix	Balance	Rate	Mix
Interest-bearing deposits:
Interest-bearing transaction deposits	$1,666.4	0.38%	7.5%	$1,651.4	0.25%	7.9%	$1,436.1	0.14%	7.7%
Money market deposits	4,520.1	0.77	20.4	4,338.9	0.57	20.8	3,700.9	0.43	19.8
Savings deposits	1,770.9	0.02	8.0	1,765.8	0.03	8.6	1,642.3	0.01	8.8
Time deposits	3,265.1	1.59	14.7	2,632.9	1.06	12.6	2,383.1	0.90	12.8
Public Funds	2,849.3	1.30	12.9	2,664.9	0.72	12.8	2,261.7	0.41	12.1
Total interest-bearing deposits	14,071.8	0.93%	63.5	13,053.9	0.59%	62.7	11,424.1	0.43%	61.2
Noninterest bearing demand deposits	8,095.2		36.5	7,777.7		37.3	7,232.2		38.8
Total deposits	$22,167.0		100.0%	$20,831.6		100.0%	$18,656.3		100.0%

TABLE 20. Maturity of Time Certificates of Deposit greater than or equal to $250,000*

December 31,
(in thousands)	2018
Three months	$198,112
Over three months through six months	269,236
Over six months through one year	329,619
Over one year	235,547
Total	$1,032,514

*     Includes public fund time deposits

Short-Term Borrowings

The $1.2 billion of FHLB borrowings at December 31, 2018 consists of three fixed rate notes totaling $250 million that mature in 2019 and six variable rate term notes totaling $910 million maturing from 2020 to 2026.  These notes reprice either monthly or quarterly and may be repaid at our option, either in whole or in part, on any monthly repricing date subject to a two week advanced notice requirement.

Table 21 sets forth balances of short-term borrowings for each of the past three years.  Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase and borrowings from the FHLB. Customer repurchase agreements are a significant source of customer funding. These agreements are offered mainly to commercial customers to assist them with their ongoing cash management strategies or to provide a temporary investment vehicle for their excess liquidity pending redeployment for corporate or investment purposes. While customer repurchase agreements provide a recurring source of funds to the Bank, the amounts available over time will vary.

TABLE 21. Short-Term Borrowings

	Years Ended December 31,
($ in thousands)	2018	2017	2016
Federal funds purchased:
Amount outstanding at period end	$425	$140,754	$2,275
Average amount outstanding during period	39,968	27,063	14,052
Maximum amount at any month end during period	100,925	140,754	59,475
Weighted-average interest at period end	2.00%	1.00%	0.38%
Weighted-average interest rate during period	2.11%	1.37%	0.50%
Securities sold under agreements to repurchase:
Amount outstanding at period end	$428,599	$430,569	$358,131
Average amount outstanding during period	456,000	501,719	454,571
Maximum amount at any month end during period	500,345	587,569	579,099
Weighted-average interest at period end	0.32%	0.17%	0.04%
Weighted-average interest rate during period	0.23%	0.12%	0.03%
FHLB borrowings:
Amount outstanding at period end	$1,160,104	$1,132,567	$865,000
Average amount outstanding during period	1,694,804	1,478,114	943,570
Maximum amount at any month end during period	2,410,258	2,061,652	1,175,000
Weighted-average interest at period end	2.48%	1.35%	0.54%
Weighted-average interest rate during period	2.02%	1.00%	0.41%

Long-Term Debt

At December 31, 2018, long-term debt totaled $225 million, down $81 million from December 31, 2017.  The decrease was primarily a result of the $89.2 million repayment of the remaining balance of the LIBOR plus 1.50% per annum three-year senior unsecured single-draw term note facility that matured in December 2018.

Long-term debt at December 31, 2018 included $150 million of 30-year subordinated notes at a fixed rate of 5.95% maturing on June 15, 2045. Subject to prior approval by the Federal Reserve, we may redeem the notes in whole or in part on any interest payment date on or after June 15, 2020. This debt qualifies as Tier 2 capital in the calculation of certain regulatory capital ratios.

Other long-term debt consists primarily of borrowings associated with tax credit fund activities.

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

Commitments to extend credit totaled $7.2 billion at December 31, 2018, of which $581.2 million represents commitments to extend credit to energy-related borrowers.  Commitments to lend include revolving commercial credit lines, non-revolving loan commitments issued mainly to finance the acquisition and development of construction of real property or equipment, and credit card and personal credit lines. The availability of funds under commercial credit lines and loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract, which may include the maintenance of sufficient collateral coverage levels, payment and financial performance, and compliance with other contractual conditions. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Credit card and personal credit lines are generally subject to adjustment or cancellation if the borrower’s credit quality deteriorates. A number of commercial and personal credit lines are used only partially or, in some cases, not at all before they expire, and the total commitment amounts do not necessarily represent our future cash requirements.

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

The following table shows the commitments to extend credit and letters of credit at December 31, 2018 and 2017 according to expiration date.

TABLE 22. Loan Commitments and Letters of Credit

		Expiration Date
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
December 31, 2018
Commitments to extend credit	$7,234,528	$3,297,301	$1,485,363	$1,542,817	$909,047
Letters of credit	365,498	280,114	36,633	48,751	—
Total	$7,600,026	$3,577,415	$1,521,996	$1,591,568	$909,047

		Expiration Date
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
December 31, 2017
Commitments to extend credit	$6,689,033	$2,813,301	$1,610,457	$1,334,392	$930,883
Letters of credit	348,377	298,927	44,186	5,132	132
Total	$7,037,410	$3,112,228	$1,654,643	$1,339,524	$931,015

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

•

Operational risk is the potential that inadequate information systems, operational problems, breaches in internal controls, breaches in customer data, fraud, or unforeseen catastrophes will result in unexpected losses. Consistently and interchangeably for the Company, Basel II defines this risk as the risk of loss resulting from inadequate or failed internal processes, people and systems, or from external events. The Company assesses compliance risk, the risk to current or anticipated earnings or capital arising from violations of laws, rules or regulations, or from non-conformance with prescribed practices, internal policies and procedures or ethical standards, as a subcategory of operational risk.

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

•

Strategic risk is the risk to current or anticipated earnings, capital, or franchise or enterprise value arising from adverse business decisions, poor implementation of business decisions, or lack of responsiveness to changes in the competitive landscape of banking and financial services industries and operating environment.

Risk Committee Governance Structure

Effective risk management governance requires active oversight, participation, and interaction by senior management and the Board of Directors. Our enterprise risk management framework uses a tiered risk/reward committee structure to facilitate the timely discussion of significant risks, issues and risk mitigation strategies to inform management and the Board’s decision making. Additionally, the committee structure provides ongoing oversight and facilitates escalation within assigned risk committees. Following is a summary of our risk governance structure and related responsibilities:

•

Board risk committees. The Company’s Board of Directors has established a Board Risk Committee and Credit Risk Management Subcommittee of the Board Risk Committee to oversee the effective establishment of a risk governance framework, provide for an independent Credit Review assurance function, ensure the overall corporate risk profile is within its risk appetite, and direct changes or make recommendations to the Board of Directors when determined necessary. Additionally, the Board of Directors has established an Audit Committee to provide independent oversight on the effectiveness of these matters and the Company’s internal control environment. The Board Risk Committee is chaired by an independent director. The Board has designated Ms. Joan Teofilo, an independent director who serves on the Board Risk Committee, as its risk management expert.

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

Risk Leadership and Organization

The risk management function of the Company, which includes the Chief Risk Officer, is led by the President of Hancock Whitney Bank. The Chief Risk Officer provides overall vision, direction and leadership regarding our enterprise risk management program. The Chief Risk Officer exercises independent judgment and reporting of risk through a direct working relationship with the Board Risk Committee, and the Chief Credit Officer has the same role with the Credit Risk Management Subcommittee. The functional areas reporting to the Chief Risk Officer are the enterprise risk management program office, operational risk management, model validation, regulatory relations, corporate insurance and the enterprise-wide compliance program. The Chief Risk Officer also works closely with the Chief Internal Auditor to provide assurance to the Board and senior management regarding risk management controls and their effectiveness. The Chief Internal Auditor reports to the Board’s Audit Committee to assure independence of the internal audit function. Other risk management functions reporting to the President include the Chief Credit Officer and Bank Secrecy Act (BSA) Officer.

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

Approximately 5% of the Bank’s loan portfolio consists of commercial non-real estate loans to the energy and energy-related sectors. These energy-based loans are actively reviewed, reported and managed. This level of lending to the energy sector is expected given our footprint and is an area of specialization and core competency of our organization. Managing collateral is an essential component of managing the Bank’s energy-related credit risk exposure. Collateral valuations are obtained at the time of origination, and updated if it is determined that the collateral value has deteriorated or if the loan is deemed to be a problem loan. In light of the current pressure on the energy sector, we continue to manage our exposure, improve our cross industry diversification, and proactively manage potential impacts to earnings.

Real estate loan levels are monitored throughout the year and the bank currently does not have a commercial real estate concentration as defined by interagency guidelines.

Managing collateral is also an essential component of managing the Bank’s real estate-related credit risk exposure. For real estate-secured loans, third party valuations are obtained at the time of origination, and updated if it is determined that the collateral value has deteriorated or if the loan is deemed to be a problem loan. Property valuations are ordered through, and reviewed by, the Bank’s appraisal department. The property valuation, along with anticipated selling costs, are used to determine if there is loan impairment, leading to a recommendation for partial charge off or appropriate allowance allocation.

The Bank maintains an active Credit Review function, whose Credit Review Manager reports to the Credit Risk Management Subcommittee, a subcommittee of the Board Risk Committee, to help ensure that developing credit concerns are identified and addressed in a timely manner. Further, an active watch list review process is in place as part of the Bank’s problem loan management strategy, and a list of loans 90 days past due and still accruing is reviewed with management (including the Chief Credit Officer) at least monthly. Recommendations flow from all of the above activities with the goal of recognizing nonperforming loans and determining the appropriate accrual status.

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

Net Interest Income at Risk

Our primary market risk is interest rate risk that stems from uncertainty with respect to the absolute and relative levels of future market interest rates that affect our financial products and services. In an attempt to manage our exposure to interest rate risk, management measures the sensitivity of our net interest income and cash flows under various market interest rate scenarios, establishes interest rate risk management policies and implements asset/liability management strategies designed to produce a relatively stable net interest margin under varying rate environments.

The following table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in rates at December 31, 2018. Shifts are measured in 100 basis point increments in a range from -500 to +500 basis points from base case, with -200 through +300 basis points presented in Table 23.  Our interest rate sensitivity modeling incorporates a number of assumptions including loan and deposit repricing characteristics, the rate of loan prepayments and other factors. The base scenario assumes that the current interest rate environment is held constant over a 24-month forecast period and is the scenario to which all others are compared in order to measure the change in net interest income. Policy limits on the change in net interest income under a variety of interest rate scenarios are approved by the Board.  All policy scenarios assume a static volume forecast where the balance sheet is held constant, although other scenarios are modeled.

TABLE 23. Net Interest Income (te) at Risk

		Estimated Increase (Decrease) in NII
Change in Interest Rates		Year 1	Year 2
(basis points)
-	200	(8.77)%	(11.57)%
-	100	(3.97)%	(5.08)%
+	100	3.12%	3.78%
+	200	5.85%	6.94%
+	300	8.33%	9.61%

The results indicate a general asset sensitivity across most scenarios driven primarily by repricing in variable rate loans and a funding mix which is composed of material volumes of non-interest bearing and lower rate sensitive deposits. When deemed prudent, management has taken actions to mitigate exposure to interest rate risk with on- or off-balance sheet financial instruments and intends to do so in the future. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes.

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

TABLE 24. Liquidity Metrics

	2018	2017	2016
Free securities / total securities	41.39%	44.15%	23.46%
Core deposits / total deposits	90.47%	93.03%	93.22%
Wholesale funds / core deposits	14.53%	13.76%	13.00%
Average loans / average deposits	87.42%	87.76%	86.11%

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities and repayments of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window. Management has established an internal target for the ratio of free securities to total securities to be 20% or more. As shown in Table 24 above, our ratios of free securities to total securities were 41.39% and 44.15%, respectively, at December 31, 2018 and 2017. The total pledged securities at December 31, 2018 were up $70 million compared to December 31, 2017.

The liability portion of the balance sheet provides liquidity mainly through the Company’s ability to use cash sourced from various customers’ interest-bearing and noninterest-bearing deposit accounts and sweep accounts.  At December 31, 2018, deposits totaled $23.2 billion, an increase of $0.9 billion, or 4%, from December 31, 2017. Core deposits represent total deposits excluding certificates of deposits (“CDs”) of $250,000 or more and brokered deposits. The ratio of core deposits to total deposits was 90.47% at December 31, 2018, compared to 93.03% to December 31, 2017. Core deposits totaled $20.9 billion at December 31, 2018, an increase of $0.2 billion from December 31, 2017. Brokered deposits totaled $1.2 billion as of December 31, 2018 compared to $0.8 billion at December 31, 2017. Use of brokered deposits as a funding source is subject to strict parameters regarding the amount, term, and interest rate.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. In addition to funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At December 31, 2018, the Bank had borrowed $1.2 billion from the FHLB and had approximately $3.1 billion remaining available under this line.  The Bank also has unused borrowing capacity at the Federal Reserve’s discount window of approximately $2.5 billion.  There were no outstanding borrowings with the Federal Reserve at December 31, 2018 and December 31, 2017.

Wholesale funds which were comprised of short-term borrowings, long-term debt and brokered deposits were 14.53% of core deposits at December 31, 2018 and 13.76% at December 31, 2017. The increase was related to a $195 million increase in wholesale funds, primarily from a $390 million increase in brokered deposits partially offset by a $140 million decrease in federal funds purchased and a $243 million increase in core deposits. The Company has established an internal target for wholesale funds to be less than 25% of core deposits.

Another key measure the Company uses to monitor its liquidity position is the loan to deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding).  The loan-to-deposit ratio measures the amount of funds the Company lends out for each dollar of deposits on hand. The Company’s loan-to-deposit ratio was 87.42% for 2018, down 34 bps from 2017, as average deposits grew at a faster pace than average loans. Management has established a target range for the loan to deposit ratio from 83% to 87% but will operate temporarily outside that range depending on market conditions. In January 2019 the Board Risk Committee changed the target ratio for the loan to deposit ratio from 87% to 89%. Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the three years ended December 31, 2018.

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

Operational Risk Management

Operational risk is the risk of loss resulting from inadequate or failed internal controls and processes, people and systems, or from external events, including fraud, litigation and breaches in data security. We depend on the ability of our employees and systems to process, record and monitor a large number of transactions on an on-going basis.  As operational risk remains elevated and as customer and regulatory expectations regarding information security have increased, the Company continues to enhance its controls, processes and systems in order to protect the Company’s networks, computers, software and data from attack, damage or unauthorized access.

Cybersecurity is a significant operational risk for financial institutions as a result of increases in the number of incidents and the sophistication of cyber-attacks.  Cyber-attacks include computer hacking, acts of vandalism or theft, malware, computer viruses or other malicious codes, credential validation, denial of service, phishing, and employee malfeasance, each utilized to disrupt the operations of a financial institution, which in certain instances have resulted in unauthorized access to confidential, proprietary or other information, including customer account information.

The Board Risk Committee has primary responsibility for the oversight of operational risk.  In this capacity, the Board Risk Committee oversees the Company’s processes for identifying, assessing, monitoring and managing cybersecurity risk. The Chief Information Security Officer (CISO), a member of management, supports the information security risk oversight responsibilities of the Board and its committees and involves the appropriate personnel in information risk management.  The CISO attends Board Risk Committee meetings on a quarterly basis and sits in executive session with the Board Risk Committee members twice each year.  The CISO annually provides an Information Security Program Summary report to the Board, outlining the overall status of our Information Security Program and the Company’s compliance with regulatory guidelines.  In addition, individual business lines have direct and primary responsibility and accountability for identifying, controlling, and monitoring operational risks embedded in their business activities.

The CISO is also responsible for managing the day-to-day cybersecurity operations and leads the IT Risk Governance Subcommittee, a management level committee, whose objective is to protect the integrity, security, safety and resiliency of our corporate information systems and assets.  This committee meets regularly to review the development of our Information Security Program.  Our Information Security Program is comprised of a collection of policies, guidelines and procedures, which are regularly updated and approved by appropriate management committees. As part of our Information Security Program, we have adopted a Comprehensive Information Security Policy and an Incident Response Plan.  The Incident Response Plan is intended to proceed on parallel paths in the event of an incident, including implementation of  (i) a forensic and containment, eradication and remediation plan, and (ii) a line of business response plan (including legal, compliance, business, insurance and communications).

We contract with outside vendors on an annual basis to conduct vulnerability/penetration tests against the Company’s network.  We have also contracted with third parties to assist in cyber incident response, forensics and communications.  Any third party service provider or vendor utilized as part of the Company’s cybersecurity framework is required to comply with the Company’s policies regarding non-public personal information and information security.  In addition, information security training programs are in place for all new associates, as well as required annual training for all associates.  Internal policies and procedures have been adopted to encourage the reporting of potential security attacks or risks.

To date the Company has not experienced an attack that has significantly impacted its results of operations, financial condition and cash flows.  However, “denial of service” attacks continue to be launched against a number of other large financial services institutions and there can be no assurance that the Company will be able to detect or prevent such attacks in the future.  Addressing cybersecurity risks is a priority for the Company, and the Company is committed to enhancing its systems of internal controls and business continuity and disaster recovery plans.  See Item 1A. “Risk Factors” for further discussion of the risks associated with an interruption or breach in our information systems or infrastructure.

CONTRACTUAL OBLIGATIONS

The following table summarizes all significant contractual obligations as of December 31, 2018, according to payments due by period. Obligations under deposit contracts and short-term borrowings are not included. The maturities of time deposits in amounts greater than $250,000 are presented in Table 20. Purchase obligations represent legal and binding contracts to purchase services and goods that cannot be settled or terminated without paying substantially all of the contractual amounts.

TABLE 25. Contractual Obligations

	Payment due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$473,986	$22,659	$57,183	$30,682	$363,462
Operating lease obligations	182,596	18,476	32,839	29,879	101,402
Purchase obligations	142,789	82,459	45,931	14,399	—
Total	$799,371	$123,594	$135,953	$74,960	$464,864

CAPITAL RESOURCES

The Company currently has a strong capital position which is vital to continued profitability, promotes depositor and investor confidence, and provides a solid foundation for future growth and flexibility in addressing strategic opportunities. Stockholders’ equity totaled $3.1 billion at December 31, 2018 compared to $2.9 billion at December 31, 2017. The $196.4 million increase resulted primarily from net income for the year of $323.8 million, partially offset by $88.8 million in dividends paid and a $46.3 million increase in other comprehensive income (losses) related to the market adjustment on the available for sale securities portfolio and the unfunded pension liability.

Our tangible common equity ratio was 8.02% at December 31, 2018, compared to 7.73% a year earlier, a return to management’s established internal target of at least 8.00%. Management allows the tangible common equity ratio to drop below 8.00% on a temporary basis if it believes that the shortfall can be replenished through normal operations within a short time frame.

The primary quantitative measures that regulators use to gauge capital adequacy are the ratios of total, tier 1 and common equity tier 1 regulatory capital to risk-weighted assets (risk-based capital ratios) and the ratio of Tier 1 capital to average total assets (leverage ratio). The Federal Reserve Board’s final rule implementing the Basel III regulatory capital framework and related Dodd-Frank Act changes was effective for the Company on January 1, 2015. The final rule strengthened the definition of regulatory capital, increased risk-based capital requirements, and made selected changes to the calculation of risk-weighted assets. The rule sets the Basel III minimum regulatory capital requirements for all organizations. It includes a new common equity Tier 1 ratio of 4.5% of risk-weighted assets, raises the minimum Tier 1 capital ratio from 4.0% to 6.0% of risk-weighted assets and sets a new conservation buffer of 2.5% of risk-weighted assets; however, the rule allows for transition periods for certain changes, including the conservation buffer. Based on capital ratios as of December 31, 2018 using Basel III definitions, the Company and the Bank exceeded all capital requirements of the new rule, including the fully phased-in conservation buffer. The Company and the Bank have established internal targets for its total risk-based capital ratio, Tier 1 risk-based capital ratio and leverage ratio of 11.5%, 9.5% and 7.0%, respectively.

In July 2018, the board of directors increased quarterly cash dividends from $0.24 per share to $0.27 per share, a 12.5% increase.  The annual cash dividend payable rate increased to $1.08 per share, compared to the previous rate of $0.96 per share.  The Company has paid uninterrupted quarterly dividends to shareholders since 1967.

At December 31, 2018, our regulatory capital ratios were well in excess of current regulatory minimum requirements. Additionally, both the Company and the Bank were considered “well capitalized” by regulatory agencies.  The following table shows the Company’s capital ratios for the past five years. Note 11 – Stockholders’ Equity to the consolidated financial statements provides additional information about the Bank’s regulatory capital ratios.

TABLE 26.  Risk-Based Capital and Capital Ratios

(in thousands)	2018	2017	2016	2015	2014
Common equity tier 1 capital	$2,391,762	$2,214,723	$2,184,812	$1,844,992	$1,777,348
Additional tier 1 capital	—	—	—	—	—
Tier 1 capital	2,391,762	2,214,723	2,184,812	1,844,992	1,777,348
Tier 2 capital	344,514	367,308	379,418	350,921	168,362
Total capital	$2,736,276	$2,582,031	$2,564,230	$2,195,913	$1,945,710
Risk-weighted assets	$22,814,154	$21,695,628	$19,404,265	$18,515,904	$15,822,448
Ratios
Leverage (Tier 1 capital to average assets)	8.67%	8.43%	9.56%	8.55%	9.17%
Common equity tier 1 capital to risk-weighted assets *	10.48%	10.21%	11.26%	9.96%	n/a
Tier 1 capital to risk-weighted assets	10.48%	10.21%	11.26%	9.96%	11.23%
Total capital to risk-weighted assets	11.99%	11.90%	13.21%	11.86%	12.30%
Common stockholders' equity to total assets	10.91%	10.55%	11.34%	10.57%	11.92%
Tangible common equity to total assets	8.02%	7.73%	8.64%	7.62%	8.59%

*     Common equity tier 1 capital only effective for years ended after December 31, 2014.

STOCK REPURCHASE PROGRAM

On May 24, 2018, the Company’s board of directors approved a stock buyback program that authorized the repurchase of up to 5%, or approximately 4.3 million shares, of its outstanding common stock. The approved program allows the Company to repurchase its common shares either in the open market in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions with non-affiliated sellers or as otherwise determined by the Company in one or more transactions, from time to time until December 31, 2019. The Company is not obligated to purchase any shares under this program, and the board of directors may terminate or amend the program at any time prior to the expiration date. During the fourth quarter of 2018, the Company repurchased 200,000 shares of its common stock at an average price of $41.30 per share.

See Item 5. “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional discussion of the Company’s common stock buyback program.

FOURTH QUARTER RESULTS

Net income for the fourth quarter of 2018 was $96.2 million, or $1.10 per diluted common share, compared to $83.9 million, or $.96, in the third quarter of 2018 and $55.4 million, or $.64, in the fourth quarter of 2017. The fourth quarter of 2018 included $1.9 million ($.02 per share after-tax impact) of nonoperating items. The third quarter of 2018 included $4.8 million ($.05 per share impact) of nonoperating items and the fourth quarter of 2017 included a tax reform related re-measurement charge of the net deferred tax asset of $19.5 million ($.22 per share impact).

Highlights of our fourth quarter of 2018 results (compared to third quarter 2018):

"	Net income increased $12.4 million, or 15%
"	Diluted earnings per share increased $.14 to $1.10; excluding nonoperating items, diluted earnings per share increased $.11 to $1.12
"	Loans increased $483 million, or 2%, surpassing $20 billion in total loans; the growth reflects sale of $116 million of loans during the fourth quarter
"	Net interest margin (te) expanded by 3 basis points to 3.39%
"	Criticized commercial loans declined $208 million, or 25% linked-quarter, of which $78 million was in the energy portfolio
"	Tangible common equity ratio improved to 8.02%, up 35 basis points
"	Effective income tax rate of 8% was lower than typical rate of 18%, primarily attributable to tax reform strategies and the vesting of stock-based incentive awards

Total loans at December 31, 2018 were $20.0 billion, an increase of $483 million, or 2%, from September 30, 2018.  The Company’s net loan growth during the quarter was diversified across the footprint and also in areas identified as part of the Company’s revenue-generating initiatives.

Total deposits at December 31, 2018 were $23.2 billion, up $732 million, or 3%, from September 30, 2018. The fourth quarter increase is consistent with seasonal fourth quarter growth trends experienced in past years.

Noninterest-bearing deposits totaled $8.5 billion at December 31, 2018, up $358 million, or 4%, from September 30, 2018 and comprised 37% of total deposits at December 31, 2018. Interest-bearing transaction and savings deposits totaled $8.0 billion at year-end 2018, up $28 million, or less than 1%, compared to September 30, 2018.

Time deposits of $3.6 billion decreased $46 million, or 1%, while interest-bearing public fund deposits increased $393 million, or 15%, to $3.0 billion at December 31, 2018.

The provision for loan losses recorded in the fourth quarter of 2018 was $8.1 million, up from $6.9 million in the third quarter of 2018.   Net charge-offs were $28.1 million, or 0.56% of average total loans on an annualized basis in the fourth quarter of 2018, compared to $6.9 million, or 0.14% of average total loans, for the third quarter of 2018.  The increase in net charge-offs is primarily attributable to charges on two commercial relationships, one energy and one nonenergy.

Net interest income (te) for the fourth quarter of 2018 was $221.5 million, up $3.2 million from the third quarter of 2018.  The increase is a result of a higher level of average earning assets in the quarter, a shift in our funding mix and a higher securities yield following the portfolio restructuring during the fourth quarter. These improvements were partially offset by a 7 bp increase in the cost of funds related in part to higher rates paid on time deposits and public deposits. The improvement in net interest income (te) resulted in a 3 bp expansion of the net interest margin (te) to 3.39%.

Noninterest income totaled $74.5 million for the fourth quarter of 2018, down $1 million, or 1%, from the third quarter of 2018. Trust fees, insurance and investment commissions and annuity fees, and income from secondary mortgage market operations all experienced moderate declines, primarily attributable to market conditions.  Bank card and ATM fees increased $0.8 million; the increase is consistent with seasonal trends in card activity.

Noninterest expense declined $1.8 million from the third quarter of 2018. Excluding items identified as nonoperating, noninterest expense was relatively unchanged from the prior quarter.

The effective income tax rate for the fourth quarter of 2018 was 8%. The lower rate in the fourth quarter was primarily related to tax reform strategies and the excess tax benefit of stock based compensation deduction in excess of book expense resulting from awards vesting during the quarter. The effective income tax rate continues to be less than the statutory rate due primarily to tax-exempt income and tax credits.

The summary of quarterly financial information appearing in Item 8. “Financial Statements and Supplementary Data” provides selected comparative financial information for each of the four quarters of 2018 and 2017.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (ALLL) is a valuation account available to absorb losses on loans and leases. The ALLL is established and maintained at an amount that in management’s estimation is sufficient to cover the estimated credit losses inherent in the loan and lease portfolios of the Company as of the date of the determination. Credit losses arise not only from credit risk, but also from other risks inherent in the lending process including, but not limited to, collateral risk, operational risk, concentration risk, and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the allowance for loan and lease losses. Quarterly, management estimates inherent losses in the portfolio based on a number of factors, including the Company’s past loan loss and delinquency experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral and current economic conditions.

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

The qualitative component comprised 37% of the total ALLL as of December 31, 2018. The qualitative component of the ALLL remains elevated in 2018 compared to historical levels given the prolonged stress in the energy industry and as well as the continued benign credit environment that results in lower quantitative loss calculations. While we believe the level of allowance is sufficient to absorb losses inherent in the portfolio today, actual results could differ significantly depending on the depth and duration of the energy cycle and the overall impact to the portfolio, which remains uncertain.

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

We completed our annual impairment test of goodwill as of September 30, 2018 and concluded that there was no impairment.  We used the discounted net present value of estimated future cash flows approach to measure the fair value of goodwill at September 30, 2018. This valuation technique requires significant assumptions concerning the expected net interest margins and other revenue and expense levels, loan and deposit growth rates, and discount rates for cash flows. Changes to any of these assumptions could result in significantly different results.

Income Taxes

Judgment is required in determining our provision for income taxes and income tax assets and liabilities, including evaluating uncertainties in the application of accounting principles and complex tax laws. The Tax Cuts and Jobs Act that was signed into law on December 22, 2017 significantly revised U.S. corporate income tax laws by, among other things, lowering the statutory corporate tax rate from 35% to 21% and eliminating or reducing certain deductions. Refer to Note 13 – Income Taxes within Item 8. “Financial Statements and Supplementary Data” for more information regarding the Tax Cuts and Jobs Act and its impact to our consolidated financial statements.

Accounting for Retirement Benefits

Management makes a variety of assumptions in applying principles that govern the accounting for benefits under the Company’s defined benefit pension plans and other postretirement benefit plans. These assumptions are essential to the actuarial valuation that determines the amounts recognized and certain disclosures it makes in the consolidated financial statements related to the operation of these plans. Two of the more significant assumptions concern the expected long-term rate of return on plan assets and the rate needed to discount projected benefits to their present value. Changes in these assumptions impact the cost of retirement benefits recognized in net income and comprehensive income. Certain assumptions are closely tied to current conditions and are generally revised at each measurement date. For example, the discount rate is reset annually with reference to market yields on high quality fixed-income investments. Other assumptions, such as the rate of return on assets, are determined, in part, with reference to historical and expected conditions over time and are not as susceptible to frequent revision. Holding other factors constant, the cost of retirement benefits will move opposite to changes in either the discount rate or the rate of return on assets. Item 8. “Financial Statements and Supplementary Data—Note 16” provides further discussion on the accounting for retirement and employee benefit plans and the estimates used in determining the actuarial present value of the benefit obligations and the net periodic benefit expense.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s unaudited quarterly results for 2018 and 2017 are presented below.

Summary of Quarterly Results

(Unaudited)

	2018
(in thousands, except per share data)	First	Second	Third	Fourth
Income Statement Data:
Interest income (te) (a)	$245,358	$256,385	$267,307	$275,395
Interest expense	(35,731)	(40,757)	(49,018)	(53,924)
Net interest income (te)	209,627	215,628	218,289	221,471
Taxable equivalent adjustment	3,963	4,081	4,095	4,038
Net interest income	205,664	211,547	214,194	217,433
Provision for loan losses	(12,253)	(8,891)	(6,872)	(8,100)
Noninterest income	66,252	68,832	75,518	74,538
Noninterest expense	(170,791)	(184,402)	(181,187)	(179,366)
Income before income taxes	88,872	87,086	101,653	104,505
Income tax expense	16,397	15,909	17,775	8,265
Net income	$72,475	$71,177	$83,878	$96,240
Balance Sheet Data:
Period end balance sheet data
Total assets	$27,297,337	$27,925,477	$28,098,175	$28,235,907
Earning assets	25,105,948	25,625,047	25,668,281	25,836,239
Loans	19,092,504	19,370,917	19,543,717	20,026,411
Deposits	22,485,722	22,235,338	22,417,807	23,150,185
Stockholders' equity	2,896,038	2,929,555	2,978,878	3,081,340
Average balance sheet data
Total assets	$27,237,077	$27,485,052	$28,026,923	$28,259,963
Earning assets	25,106,283	25,391,025	25,832,372	26,011,183
Loans	19,028,490	19,193,234	19,464,639	19,817,729
Deposits	22,043,419	22,101,474	22,021,559	22,498,145
Stockholders' equity	2,872,813	2,908,997	2,952,431	2,993,265
Performance Ratios:
Return on average assets	1.08%	1.04%	1.19%	1.35%
Return on average common equity	10.23%	9.81%	11.27%	12.76%
Net interest margin (te)	3.37%	3.40%	3.36%	3.39%
Common Shares Data:
Earnings per share:
Basic	$0.83	$0.82	$0.96	$1.11
Diluted	$0.83	$0.82	$0.96	$1.10
Cash dividends per common share	$0.24	$0.24	$0.27	$0.27
Market data:
High sales price	$56.40	$55.00	$53.00	$49.22
Low sales price	49.48	45.76	46.05	32.59
Period-end closing price	51.70	46.65	47.55	34.77
Trading volume	35,370	35,705	28,332	33,269

Operating pre-provision net revenue (TE) (b)
Net interest income	$205,664	$211,547	$214,194	$217,433
Noninterest income	66,252	68,832	75,518	74,538
Total revenue	$271,916	$280,379	$289,712	$291,971
Taxable equivalent adjustment	3,963	4,081	4,095	4,038
Nonoperating revenue	1,145	—	—	(604)
Operating revenue (TE)	$277,024	$284,460	$293,807	$295,405
Noninterest expense	(170,791)	(184,402)	(181,187)	(179,366)
Nonoperating expense	5,853	15,805	4,827	2,458
Operating pre-provision net revenue (TE)	$112,086	$115,863	$117,447	$118,497

(a)	Taxable equivalent (te) amounts are calculated using a marginal federal income tax rate of 21%.
(b)	For discussion of this and other non-GAAP measures, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Summary of Quarterly Results (continued)

(Unaudited)

	2017
(in thousands, except per share data)	First	Second	Third	Fourth
Income Statement Data:
Interest income (te) (a)	$210,813	$234,741	$241,295	$248,122
Interest expense	(20,824)	(26,460)	(29,859)	(31,126)
Net interest income (te)	189,989	208,281	211,436	216,996
Taxable equivalent adjustment	8,298	8,564	8,579	8,949
Net interest income	181,691	199,717	202,857	208,047
Provision for loan losses	(15,991)	(14,951)	(13,040)	(14,986)
Noninterest income	63,491	67,487	67,115	69,088
Noninterest expense	(163,542)	(183,470)	(177,616)	(168,063)
Income before income taxes	65,649	68,783	79,316	94,686
Income tax expense	16,635	16,516	20,414	39,237
Net income	$49,014	$52,267	$58,902	$55,449
Balance Sheet Data:
Period end balance sheet data
Total assets	$25,485,026	$26,630,569	$26,816,755	$27,336,086
Earning assets	23,278,297	24,295,892	24,545,798	25,024,792
Loans	18,204,868	18,473,841	18,786,285	19,004,163
Deposits	19,922,020	21,442,815	21,533,859	22,253,202
Stockholders' equity	2,763,622	2,813,962	2,863,275	2,884,949
Average balance sheet data
Total assets	$24,756,506	$26,526,253	$26,677,573	$26,973,507
Earning assets	22,770,001	24,339,130	24,487,426	24,812,676
Loans	18,204,868	18,369,446	18,591,219	18,839,537
Deposits	19,922,020	20,932,561	21,349,818	21,762,757
Stockholders' equity	2,763,622	2,786,566	2,838,517	2,867,475
Performance Ratios:
Return on average assets	.80%	.79%	.88%	.82%
Return on average common equity	7.27%	7.52%	8.23%	7.67%
Net interest margin (te)	3.37%	3.43%	3.44%	3.48%
Common Shares Data:
Earnings per share
Basic	$0.57	$0.60	$0.68	$0.64
Diluted	$0.57	$0.60	$0.68	$0.64
Cash dividends per common share	$0.24	$0.24	$0.24	$0.24
Market data:
High sales price	$49.50	$52.94	$50.40	$53.35
Low sales price	41.71	42.70	41.05	46.18
Period-end closing price	45.55	49.00	48.45	49.50
Trading volume	45,119	39,035	33,243	29,308

Operating Pre-Provision Net Revenue (b)
Net interest income	$181,691	$199,717	$202,857	$208,047
Noninterest income	63,491	67,487	67,115	69,688
Total revenue	$245,182	$267,204	$269,972	$277,735
Taxable equivalent adjustment	8,298	8,564	8,579	8,949
Nonoperating revenue	(4,352)	—	—	—
Operating revenue (TE)	$249,128	$275,768	$278,551	$286,684
Noninterest expense	(163,542)	(183,470)	(177,616)	(168,063)
Nonoperating expense	6,463	10,617	11,393	—
Operating pre-provision net revenue (TE)	$92,049	$102,915	$112,328	$118,621

(a)	Taxable equivalent (te) amounts are calculated using a marginal federal income tax rate of 35%.
(b)	For discussion of this and other non-GAAP measures, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Hancock Whitney Corporation has prepared the consolidated financial statements and other information in our Annual Report on Form 10-K in accordance with accounting principles generally accepted in the United States of America and is responsible for its accuracy. The financial statements necessarily include amounts that are based on management’s best estimates and judgments. In meeting its responsibility, management relies on internal accounting and related control systems. The internal control systems are designed to ensure that transactions are properly authorized and recorded in the Company’s financial records and to safeguard the Company’s assets from material loss or misuse. Such assurance cannot be absolute because of inherent limitations in any internal control system.

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

The Company’s internal control over financial reporting as of December 31, 2018 was audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that internal control over financial reporting was effective as of December 31, 2018.

John M. Hairston President & Chief Executive Officer (Principal Executive Officer) February 28, 2019	Michael M. Achary Senior Executive Vice President & Chief Financial Officer (Principal Financial Officer) February 28, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Hancock Whitney Corporation:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hancock Whitney Corporation and its subsidiaries (the “Company”) as of December 31, 2018 and December 31, 2017, and the related consolidated statements of income and comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and December 31, 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management's assessment and our audit of Hancock Whitney Corporation's internal control over financial reporting also included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA). A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

New Orleans, Louisiana

February 28, 2019

We have served as the Company’s auditor since 2009.

Hancock Whitney Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
(in thousands, except per share data)	2018	2017
Assets:
Cash and due from banks	$383,372	$386,948
Interest-bearing bank deposits	110,579	92,157
Federal funds sold	515	227
Securities available for sale, at fair value (amortized cost of $2,755,806 and $2,949,057)	2,691,037	2,910,869
Securities held to maturity (fair value of $2,935,856 and $2,962,010)	2,979,547	2,977,511
Loans held for sale	28,150	39,865
Loans	20,026,411	19,004,163
Less: allowance for loan losses	(194,514)	(217,308)
Loans, net	19,831,897	18,786,855
Property and equipment, net of accumulated depreciation of $225,969 and $214,998	353,668	333,663
Prepaid expense	35,047	28,015
Other real estate and foreclosed assets, net	26,270	27,542
Accrued interest receivable	86,681	82,191
Goodwill	790,972	745,523
Other intangible assets, net	96,151	90,640
Life insurance contracts	549,300	541,081
Deferred tax asset, net	22,967	53,979
Other assets	249,754	239,020
Total assets	$28,235,907	$27,336,086
Liabilities and Stockholders' Equity:
Deposits:
Noninterest-bearing	$8,499,027	$8,307,497
Interest-bearing	14,651,158	13,945,705
Total deposits	23,150,185	22,253,202
Short-term borrowings	1,589,128	1,703,890
Long-term debt	224,993	305,513
Accrued interest payable	12,267	8,680
Other liabilities	177,994	179,852
Total liabilities	25,154,567	24,451,137
Stockholders' equity:
Common stock	292,716	292,716
Capital surplus	1,725,741	1,718,117
Retained earnings	1,243,592	1,008,518
Accumulated other comprehensive loss, net	(180,709)	(134,402)
Total stockholders' equity	3,081,340	2,884,949
Total liabilities and stockholders' equity	$28,235,907	$27,336,086
Preferred shares authorized (par value of $20.00 per share)	50,000	50,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	87,903	87,903
Common shares outstanding	85,643	85,200

See accompanying notes to consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Interest income:
Loans, including fees	$877,875	$772,030	$625,023
Loans held for sale	946	851	1,022
Securities-taxable	124,720	102,013	91,099
Securities-tax exempt	21,951	22,235	13,222
Short-term investments	2,776	3,452	1,801
Total interest income	1,028,268	900,581	732,167
Interest expense:
Deposits	130,715	76,546	48,934
Short-term borrowings	36,096	15,735	4,065
Long-term debt	12,619	15,988	20,052
Total interest expense	179,430	108,269	73,051
Net interest income	848,838	792,312	659,116
Provision for loan losses	36,116	58,968	110,659
Net interest income after provision for loan losses	812,722	733,344	548,457
Noninterest income:
Service charges on deposit accounts	85,272	83,166	74,187
Trust fees	55,488	44,538	46,589
Bank card and ATM fees	60,440	53,779	47,427
Investment and annuity fees and insurance commissions	25,348	23,741	22,978
Secondary mortgage market operations	15,632	15,209	16,282
Amortization of loss share receivable	—	(2,427)	(5,918)
Net gain on sales of assets	24,654	7,478	7,814
Securities transactions	(25,480)	—	1,754
Other income	43,786	42,297	39,668
Total noninterest income	285,140	267,781	250,781
Noninterest expense:
Compensation expense	330,968	320,096	287,783
Employee benefits	73,727	71,817	66,830
Personnel expense	404,695	391,913	354,613
Net occupancy expense	47,795	47,869	41,296
Equipment expense	16,367	14,841	13,663
Data processing expense	74,129	66,385	58,619
Professional services expense	41,579	40,235	29,561
Amortization of intangibles	22,050	22,417	19,781
Deposit insurance and regulatory fees	31,423	29,627	23,499
Other real estate income	(2,985)	(2,669)	(3,481)
Other expense	80,693	82,073	74,764
Total noninterest expense	715,746	692,691	612,315
Income before income taxes	382,116	308,434	186,923
Income taxes	58,346	92,802	37,627
Net income	$323,770	$215,632	$149,296
Earnings per common share - basic	$3.72	$2.49	$1.87
Earnings per common share - diluted	$3.72	$2.48	$1.87
Dividends paid per share	$1.02	$0.96	$0.96
Weighted average shares outstanding-basic	85,355	84,695	77,850
Weighted average shares outstanding-diluted	85,521	84,963	77,949

See accompanying notes to consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2018	2017	2016
Net income	$323,770	$215,632	$149,296
Other comprehensive income (loss) before income taxes:
Net change in unrealized loss on available for sale securities and hedges	(52,757)	(425)	(57,346)
Reclassification of net losses realized and included in earnings	34,966	5,801	4,016
Valuation adjustment for pension plan amendment	—	17,315	—
Other valuation adjustments of employee benefit plans	(45,198)	(10,929)	(12,748)
Amortization of unrealized net loss on securities transferred to held to maturity	3,296	3,786	3,830
Other comprehensive income (loss) before income taxes	(59,693)	15,548	(62,248)
Income tax expense (benefit)	(13,386)	4,088	(22,311)
Other comprehensive income (loss) net of income taxes	(46,307)	11,460	(39,937)
Comprehensive income	$277,463	$227,092	$109,359

See accompanying notes to consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
					Other
(in thousands, except	Common Stock		Capital	Retained	Comprehensive
share data)	Shares Issued	Amount	Surplus	Earnings	Loss, net	Total
Balance, December 31, 2015	87,491	$291,346	$1,424,448	$777,944	$(80,595)	$2,413,143
Net income	—	—	—	149,296	—	149,296
Other comprehensive loss	—	—	—	—	(39,937)	(39,937)
Comprehensive income	—	—	—	149,296	(39,937)	109,359
Cash dividends declared ($0.96 per common share)	—	—	—	(76,551)	—	(76,551)
Common stock activity, long-term incentive plan	4	12	12,991	—	—	13,003
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	1,515	—	—	1,515
Common stock issued in public stock offering (6,325 shares)	—	—	259,299	—	—	259,299
Balance, December 31, 2016	87,495	$291,358	$1,698,253	$850,689	$(120,532)	$2,719,768
Net income	—	—	—	215,632	—	215,632
Other comprehensive income	—	—	—	—	11,460	11,460
Comprehensive income	—	—	—	215,632	11,460	227,092
Reclassification of certain tax effects from accumulated other comprehensive loss	—	—	—	25,330	(25,330)	—
Cash dividends declared ($0.96 per common share)	—	—	—	(83,266)	—	(83,266)
Common stock activity, long-term incentive plan	408	1,358	16,644	133	—	18,135
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	3,220	—	—	3,220
Balance, December 31, 2017	87,903	$292,716	$1,718,117	$1,008,518	$(134,402)	$2,884,949
Net income	—	—	—	323,770	—	323,770
Other comprehensive loss	—	—	—	—	(46,307)	(46,307)
Comprehensive income	—	—	—	323,770	(46,307)	277,463
Cash dividends declared ($1.02 per common share)	—	—	—	(88,838)	—	(88,838)
Common stock activity, long-term incentive plan	—	—	12,482	142	—	12,624
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	3,409	—	—	3,409
Purchase of common stock under stock buyback program (200,000 shares)	—	—	(8,267)	—	—	(8,267)
Balance, December 31, 2018	87,903	$292,716	$1,725,741	$1,243,592	$(180,709)	$3,081,340

See accompanying notes to consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$323,770	$215,632	$149,296
Adjustments to reconcile net income to net
cash provided by operating activities:
Depreciation and amortization	26,532	28,142	28,363
Provision for loan losses	36,116	58,968	110,659
Gain on other real estate owned	(3,355)	(2,839)	(4,444)
Deferred tax (benefit) expense	45,214	49,831	(7,839)
Increase in cash surrender value of life insurance contracts	(7,850)	(14,959)	(11,112)
Gain on sale of Visa Class B common shares	(33,229)	—	—
(Gain) loss on sales of securities available for sale	25,480	—	(1,754)
(Gain) loss on the sale of loans	6,991	(3,363)	(4,414)
Loss on sale of business	1,145	—	—
(Gain) loss on disposal of other assets	1,897	1,587	(3,426)
Net (increase) decrease in loans held for sale	11,986	3,317	(14,267)
Net amortization of securities premium/discount	33,161	33,244	29,048
Amortization of intangible assets	22,050	22,417	19,781
Amortization of FDIC loss share receivable	—	2,427	5,918
Stock-based compensation expense	19,793	17,633	14,266
Contribution to pension plan	(39,000)	—	(15,000)
Increase (decrease) in interest payable and other liabilities	(9,397)	2,307	10,315
Net payments (to) from FDIC for loss share claims	—	2,299	(3,134)
Decrease in FDIC loss share receivable	—	8,613	5,667
(Increase) decrease in other assets	(13,811)	(9,836)	15,197
Other, net	1,691	(4,335)	20,795
Net cash provided by operating activities	449,184	411,085	343,915

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows—(Continued)

	Years Ended December 31,
(in thousands)	2018	2017	2016
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	$455,162	$213,877	$173,215
Proceeds from maturities of securities available for sale	327,141	338,843	408,311
Purchases of securities available for sale	(629,976)	(742,279)	(1,071,869)
Proceeds from maturities of securities held to maturity	359,312	373,088	425,453
Purchases of securities held to maturity	(375,770)	(863,457)	(563,661)
Net (increase) decrease in short-term investments	(18,710)	351,087	487,378
Proceeds from sale of loans	166,462	59,483	177,645
Net increase in loans	(1,358,077)	(1,051,628)	(1,331,125)
Purchase of life insurance contracts	(1,822)	(50,000)	(40,000)
Proceeds from the sale of Visa Class B shares	42,858	—	—
Purchases of property and equipment	(50,664)	(20,297)	(19,272)
Proceeds from sales of property and equipment	60	1,853	7,445
Proceeds from sales of other real estate	17,214	24,324	24,624
Cash received in excess of cash paid for acquisitions	141,769	476,609	—
Proceeds from the sale of business, net of cash sold	77,648	—	—
Other, net	491	(6,824)	825
Net cash used in investing activities	(846,902)	(895,321)	(1,321,031)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	679,669	900,427	1,075,370
Net decrease in short-term borrowings	(114,762)	(118,151)	(198,238)
Repayments of long-term debt	(90,216)	(204,111)	(21,271)
Issuance of long-term debt	20,610	165	6,838
Dividends paid	(88,838)	(83,266)	(76,551)
Payroll tax remitted on net share settlement of equity awards	(8,695)	(11,881)	(3,178)
Repurchase of common stock	(8,267)	—	—
Proceeds from exercise of stock options	1,232	12,092	2,147
Proceeds from issuance of common stock in public offering	—	—	259,299
Proceeds from dividend reinvestment and stock purchase plan	3,409	3,220	1,515
Net cash provided by financing activities	394,142	498,495	1,045,931
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(3,576)	14,259	68,815
CASH AND DUE FROM BANKS, BEGINNING	386,948	372,689	303,874
CASH AND DUE FROM BANKS, ENDING	$383,372	$386,948	$372,689

SUPPLEMENTAL INFORMATION
Income taxes paid	$7,283	$45,092	$30,184
Interest paid	175,382	108,702	69,624

SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$22,393	$19,140	$16,314

See accompanying notes to consolidated financial statements.

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

DESCRIPTION OF BUSINESS

Hancock Whitney Corporation (the “Company”) is a financial services company that provides a comprehensive network of full-service financial choices to the Gulf South region through its bank subsidiary, Hancock Whitney Bank (the “Bank”), a Mississippi state bank.  The Bank offers a broad range of traditional and online banking services to commercial, small business and retail customers, providing a variety of transaction and savings deposit products, treasury management services, secured and unsecured loan products (including revolving credit facilities), and letters of credit and similar financial guarantees. The Bank also provides trust and investment management services to retirement plans, corporations and individuals. The Company also offers investment brokerage services through its broker-dealer subsidiary, Hancock Whitney Investment Services, Inc., a nonbank subsidiary of the holding company. The Company primarily operates across the Gulf South region comprised of southern Mississippi; southern and central Alabama; southern Louisiana; the northern, central, and panhandle regions of Florida; and the Houston, Texas area. In addition, the Company operates a loan production office in Nashville, Tennessee and trust and investment management offices in Texas, New York and New Jersey.

The Company was organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended. In 2002, the Company qualified as a financial holding company, giving it broader powers. The corporate headquarters of the Company is in Gulfport, Mississippi.

On May 25, 2018, the Company changed its name from Hancock Holding Company to Hancock Whitney Corporation, and its wholly- owned banking subsidiary changed its name from Whitney Bank to Hancock Whitney Bank.  In connection with the name change, the Company changed its stock ticker symbol from “HBHC” to “HWC” on the NASDAQ Global Select Market. In addition, the ticker for the Company’s exchange-traded debt (subordinated notes) changed from “HBHCL” to “HWCPL.”

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

The accrual of interest on an originated loan is discontinued (“nonaccrual status”) when, in management’s opinion, it is probable that the borrower will be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. When accrual of interest is discontinued on a loan, all unpaid accrued interest is reversed and payments subsequently received are applied first to recover principal. Interest income is recognized for payments received after contractual principal has been satisfied. Loans are returned to accrual status when all the principal and interest contractually due are brought current and future payment performance is reasonably assured.

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

Impaired Loans

The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable all amounts due according to the contractual terms of the loans agreement will not be collected.  A loan is not considered impaired due to a delay in payment if all amounts due, including interest accrued at the contractual interest rate of the period of delay, is expected to be collected.  Impaired loans include loans on nonaccrual, certain purchased credit impaired loans accounted for using the cost recovery method, and loans modified in troubled debt restructurings (defined below), both accruing and nonaccrual statuses.  Purchased credit impaired loans accounted for in pools with an accretable yield are considered performing and excluded from impaired loans as this accounting methodology takes into consideration expected future credit losses.

Troubled Debt Restructurings

Troubled debt restructurings (TDRs) occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and a modification in loan terms is granted that would otherwise not have been considered.

Troubled debt restructurings can result in loans remaining on nonaccrual, moving to nonaccrual, or continuing to accrue, depending on the individual facts and circumstances of the borrower. All loans whose terms have been modified in a TDR, including both commercial and retail loans, are reported as “impaired.” When measuring impairment on a TDR, the loan’s value is determined by either the present value of expected cash flows calculated using the loan’s effective interest rate before the restructuring, or the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. If the value as determined is less than the recorded investment in the loan, the difference is charged off through the allowance for loan and lease losses. Modified acquired-impaired loans are not removed from their accounting pool and accounted for as a TDR even if those loans would otherwise be deemed TDRs.

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

The analysis and methodology for estimating the ALLL include two primary elements: A loss rate analysis, which incorporates a historical loss rate as updated for current conditions, is used for loans collectively evaluated for impairment; and a specific reserve analysis is used for loans individually evaluated for impairment. For the loss rate analysis, the Company segments loans into commercial non-real estate, commercial real estate – owner occupied, commercial real estate – income producing, construction and land development, residential mortgage and consumer, with further segmentation as deemed appropriate. Both quantitative and qualitative factors are applied at the detailed portfolio segments. Commercial loans (commercial non-real estate, commercial real estate – owner occupied, commercial real estate – income producing and construction and land development), are further subdivided by risk rating, while retail loans (residential mortgage and consumer) are further subdivided by delinquency. The Company uses loss emergence periods developed based on historical experience, which is currently 24 months for commercial loans and twelve to eighteen months for retail and residential mortgage loans. Historical loss rates are calculated using a weighted average of the loss emergence periods in the historical look back period. As circumstances dictate, management will make adjustments to the overall loss rate to reflect differences in current conditions as compared to those during the historical loss period. Conditions to be considered include problem loan trends, current business and economic conditions, credit concentrations, lending policies and procedures, lending staff, collateral values, loan profiles and volumes, loan review quality, and changes in competition and regulations.

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

For purchased credit impaired loans accounted for in pools, estimated cash flows expected to be collected are recast at each reporting date for each loan pool that is material individually or in the aggregate. These evaluations require the continued use and updating of key assumptions and estimates such as default rates, loss severity given default and prepayment speed assumptions, similar to those used for the initial fair value estimate.  Management’s judgment must be applied in developing these assumptions.  If the present value of expected cash flows for a pool is less than its carrying value, impairment is recognized by an increase in the allowance for loan losses and a charge to the provision for loan losses. If the present value of expected cash flows for a pool is greater than its carrying value, any previously established allowance for loan losses is reversed and any remaining difference increases the accretable yield which will be taken into interest income over the remaining life of the loan pool.

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

Other Real Estate and Foreclosed Assets

Other real estate and foreclosed assets includes real property and other assets that have been acquired in satisfaction of loans, and real property no longer used in the Bank’s business. These assets are recorded at the estimated fair value less the estimated cost of disposition and carried at the lower of either cost or market. Fair value is based on independent appraisals and other relevant factors. Any initial reduction in the carrying amount of a loan to the fair value of the collateral received less selling costs is charged to the allowance for loan losses. Each asset is revalued on an annual basis, or more often if market conditions necessitate. Subsequent losses on the periodic revaluation of these assets and gains or losses recognized on disposition are charged to current earnings, as are revenues from and costs of operating and maintaining real property. Improvements made to real property are capitalized if the expenditures are expected to be recovered upon the sale of the property.

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

Other identifiable intangible assets with finite lives, such as core deposit intangibles, customer lists and trade name, are initially recorded at fair value and are generally amortized over the periods benefited. These assets are evaluated for impairment in a similar manner to long-lived assets.

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

For derivatives designated as hedging the exposure to changes in the fair value of an asset or liability (fair value hedge), the gain or loss is recognized in earnings in the period of the fair value change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. Prior to the adoption of Accounting Standards Update (“ASU”) 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” on January 1, 2018, the effective portion of a derivative’s gain or loss for derivatives designated as hedging exposure to variable cash flows of a forecasted transaction (cash flow hedge), was initially reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings or in certain circumstances, when the hedge is terminated. The ineffective portion of the gain or loss was reported in earnings immediately. The provisions of ASU 2017-12 eliminated the concept of ineffectiveness for instruments that qualify for hedge accounting treatment; thus, the full impact of hedge gains and losses will be recognized in the period in which the hedged transaction impacts the entity’s earnings. For derivatives that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately.

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

Revenue Recognition

Interest Income

Interest income is recognized on an accrual basis driven by written contracts, such as loan agreements or securities contracts. Loan origination fees are recognized over the life of the loan as an adjustment to yield.

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

This revenue line item includes investment banking income, which includes fees for services arising from securities offerings or placements in which the Company acts as a principal. Revenue is recognized at the time the underwriting is completed and the revenue is reasonably determinable.  Any costs associated with these transactions are reflected in the appropriate expense line item.

Insurance commission revenue is recognized on a gross basis as of the effective date of the insurance policy as the Company’s performance obligation is connecting the customer to the insurance products.  The Company also receives contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed. Contingent commissions from insurance companies are recognized when determinable, which is generally when such commissions are received or when we receive data from the insurance companies that allows the reasonable estimation of these amounts. Any costs associated with these transactions are reflected in the appropriate expense line item.

Secondary Mortgage Market Operations

Secondary mortgage market operations revenue is primarily comprised of service release premiums earned on the sale of closed-end mortgage loans to other financial institutions or government agencies that are recognized in revenue as each sales transaction occurs.

Net Gain (Loss) on Sales of Assets

Net gain (loss) on sales of assets reflects the excess (deficiency) of proceeds received over the carrying amount of assets sold plus cost to sell for various assets other than foreclosed real estate. Gain or loss on the sale of assets are recognized as each transaction occurs.

Securities Transactions

Securities transactions includes net realized gain (losses) on securities sold reflecting the excess (deficiency) of proceeds received over the specifically identified carrying amount of the assets being sold plus cost to sell.  Securities sales are recorded as each transaction occurs on a trade-date basis.  Securities transactions also include declines in fair value for both available for sale and held to maturity securities when those declines are deemed to be other than temporary.

Income from Bank-Owned Life Insurance

Bank-owned life insurance income primarily represents income earned from the appreciation of the cash surrender value of insurance contracts held and the proceeds of insurance benefits. Revenue from the proceeds of insurance benefits is recognized at the time a claim is confirmed.

Credit Related Fees

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

Advertising Costs

Advertising costs are expensed as incurred.

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

The Company makes investments that generate investment tax credits (ITC).  The Company uses the deferral method of accounting whereby the tax benefit from the investment tax credits is recognized as a reduction of the book basis of the related asset and is amortized into income over the tax life of the underlying investment.

The Company also invests in projects that yield tax credits issued under the Qualified Zone Academy Bonds (QZAB) and Qualified School Construction Bonds (QSCB) that are available on issuances prior to December 31, 2017, as well as Federal and State New Market Tax Credit (NMTC) programs. Returns on these investments are generated through the receipt of federal and state tax credits. The tax credits are recorded as a reduction to the income tax provision in the year that they are earned. Tax credits from QZAB and QSCB bonds are generally earned over the life of the bonds in lieu of interest income. Credits on Federal NMTC investments are earned over the seven year compliance period beginning with the year of investment. Credits on State NMTC investments are generally earned over a three to five year period depending upon the specific state program. Tax credits are earned over a 10 year period for Low-Income Housing investments beginning with the year in which rental activity begins. These tax credits, if not used in the tax return for the year when the credits are first available for use, can be carried forward for 20 years. For those investments where the return of the principal is not expected, the equity investment is amortized over the life of the tax compliance period as a component of noninterest expense.

Retirement Benefits

The Company sponsors defined benefit pension plans and certain other defined benefit postretirement plans for eligible employees. The amounts reported in the consolidated financial statements with respect to these plans are based on actuarial valuations that incorporate various assumptions regarding future experience under the plans. Note 16 – Retirement Benefit Plans discusses the actuarial assumptions and provides information about the liabilities or assets recognized for the funded status of the Company’s obligations under these plans, the net benefit expense charged to current operations, and the amounts recognized as a component of other comprehensive income loss and AOCI.

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

Reportable Segment Disclosures

Accounting standards require that information be reported about a company’s operating segments using a “management approach.” Reportable segments are identified in these standards as those revenue-producing components for which discrete financial information is produced internally and which are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. The Company’s stated strategy is to provide a consistent package of banking products and services throughout a coherent market area; as such, the Company has identified its overall banking operations as its only reportable segment. Because the overall banking operations comprise substantially all of the Company’s consolidated operations, no separate segment disclosures are presented.

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

In March 2018, the FASB issued ASU 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118.” The ASU amends Topic 740 to incorporate SEC guidance issued in its Staff Bulletin No. 118 (SAB 118). SAB 118 addressed the application of GAAP in situations when a registrant does not have the necessary information available, prepared or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. The amendments in this update were effective upon issuance, at which time the Company adopted the standard. The Company disclosed a benefit related to the impact of impact of the Tax Act as provisional; however, no adjustment to this amount was required. Adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” with the objective of improving financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The update provides changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. The amendments in this update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early application is permitted in any interim period after issuance of the update. All transition requirements and elections are to be applied to hedging relationships existing on the date of adoption, and the effect of the adoption should be reflected as of the beginning of the fiscal year of adoption.  The Company early adopted this standard effective January 1, 2018 and has made certain adjustments to its existing designation documentation for active hedging relationships in order to take advantage of specific provisions in the new guidance and to fully align its documentation with the ASU.  The adoption of this standard did not have a material impact on the Company’s financial condition or results of operations.  See further discussion in Note 10 – Derivatives.

In March 2017, the FASB issued ASU 2017-07, “Compensation – Retirement Benefits (Topic 715):  Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Costs,” to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost.  The amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period.  The other components of net benefit cost are required to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations, if one is presented.  The amendments also allow only the service cost component to be eligible for capitalization when applicable.  These amendments are effective for public business entities for annual periods beginning after December 15, 2017, including interim periods within those annual periods.  Disclosures of the nature of and reason for the change in accounting principle are required in the first interim and annual periods of adoption.  The Company adopted the standard effective January 1, 2018 and the amendments were applied retrospectively for the presentation of the service cost component and the other components of net periodic pension and postretirement benefit costs in the statement of income. Refer to Note 16 – Retirement Plans – for detail on the components of net periodic pension and post-retirement benefit costs that were reclassified for each reporting period.   The provisions of this update apply only to presentation and therefore did not have a material impact on the Company’s financial condition or results of operations.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606),” affecting any entity that enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. The core principle of this standard is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Most revenue associated with financial instruments, including interest and loan origination fees, were outside the scope of the guidance. Gains and losses on investment securities, derivatives, and sales of financial instruments were also excluded from the scope.  The FASB issued several subsequent updates that deferred by one year the effective date; clarified its guidance for performing the principal-versus-agent analysis; clarified guidance for identifying performance obligations allowing entities to ignore immaterial promised goods and services in the context of a contract with a customer and other clarifying guidance and technical corrections.  Entities could elect to adopt the guidance either on a full or modified retrospective basis.  The standard was effective and the Company adopted this guidance on January 1, 2018, using the modified retrospective approach.  The Company inventoried and evaluated its contracts with customers for compliance with the standard and did not identify material changes to the timing of revenue recognition as the standard was largely consistent with the existing guidance and current practices. Therefore, the adoption of this guidance did not have a material impact on the Company’s financial condition or results of operations and there was no cumulative effect adjustment to opening retained earnings. However, upon adoption the Company has begun presenting certain underwriting costs (previously offset against Investment and Annuity Fees), as well as certain subadvisor costs (previously offset against Trust Fees) gross as noninterest expense, neither of which are material to operating results. Due to the nature of the Company’s primary sources of revenue, there are no significant receivables, contract assets or contract liabilities not otherwise disclosed. The Company has assessed that its current disclosures are consistent with the requirements of the standard to present revenue disaggregated into categories that depict how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors. Additional qualitative disclosures about the Company’s noninterest income and revenue recognition policies is presented in “Revenue Recognition” section of this note.

The following ASUs were also adopted by the Company on January 1, 2018, none of which had a significant impact on the Company’s consolidated financial statements:

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

Issued but Not Yet Adopted Accounting Standards

In August 2018, the FASB issued ASU 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.” The amendments in this Update modify certain disclosure requirements by removing disclosures that are no longer considered cost beneficial, clarifying specific requirements of disclosures, and adding disclosure requirements identified as relevant. The amendments in this Update are effective for fiscal years ending after December 15, 2020 for public business entities, and early adoption is permitted. Application of the guidance applies only to disclosure presentation and will have no impact upon the Company’s results of operations or financial condition.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments in this Update modify certain disclosure requirements on fair value measurements set forth in Topic 820, Fair Value Measurements. In addition, the amendments in this Update eliminate the phrase “an entity shall disclose at a minimum” to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2019, and early adoption is permitted. Application of the guidance applies only to disclosure presentation and will have no impact upon the Company’s results of operations or financial condition.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The ASU, more commonly referred to as Current Expected Credit Losses, or CECL, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates.  Many of the loss estimation techniques currently applied will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses.  Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  In addition, the ASU amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration.  The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  Early application is permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company is not planning to early adopt this guidance.  The Company has engaged third party consultants and formed cross-functional working groups comprised of individuals from various areas including credit, finance, treasury, risk management and information technology for implementation.  Five work streams have been created to develop the expected credit loss models; execute system implementation; complete balance sheet scoping; ensure the design of effective internal controls surrounding new processes; and provide executive oversight of the project.  The Company has substantially completed the configuration of a vendor provided software solution for which implementation is expected to be complete in second quarter of 2019.  The model development team is finalizing testing of credit loss models developed and validation of models will begin in first quarter of 2019. While the Company has not yet quantified the financial impact of adoption, the expectation is that application of this guidance will result in an increase in the allowance for loan losses given the change in methodology from covering losses inherent in the portfolio to covering losses over the remaining expected life of the portfolio, and the reclassification  of nonaccretable difference on purchased credit impaired loans to allowance (offset by an increase in the carrying value of the related loans). Application of the guidance is also expected to result in the establishment of an allowance for credit loss on held to maturity debt securities.  The amount of the increase in these allowances will be impacted by the portfolio composition and quality at the adoption date as well as economic conditions and forecasts at that time.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. With the exception of short-term leases, lessees will be required to recognize a lease liability representing the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset representing the lessee’s right to use, or control the use of, a specified asset for the lease term. Consequently, lessees will no longer be able to utilize leases as a source of off-balance sheet financing. Lessor accounting is largely unchanged under the new guidance, except for clarification of the definition of initial direct costs which may impact the timing of recognition of those costs. Subsequent to the issuance of this update, the FASB issued three additional ASUs that provide codification improvements and certain transition elections, including ASU 2018- 11, which permits an additional transition method whereby an entity may elect to record a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Thus, the entity’s reporting for the comparative periods presented in the financial statements in which the entity adopts the new lease requirements would continue to be in accordance with current GAAP (Topic 840), including disclosures. Public business entities are required to apply the standard for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company will adopt the standard effective January 1, 2019, including the election of the transition method permitted by ASU 2018-11.  Upon adoption, the Company will record a gross-up of assets and liabilities in its Consolidated Balance Sheet, with approximately $116 million for right of use assets and $131 million of lease payment obligations offset by the elimination of $15 million of existing lease incentive and other deferred rent liabilities.  The impact of adoption to the consolidated results of operations is not expected to be material.

Note 2. Acquisitions and Divestiture

Acquisitions

On July 13, 2018, the Company acquired the bank-managed high net worth individual and institutional investment management and trust business of Capital One, National Association (“Capital One”).  The transaction added assets under management of $4 billion and assets under management and administration of $10.4 billion to the Company’s existing trust and asset management business.  In addition, the Company assumed approximately $217 million of customer deposit liabilities. The net consideration received is subject to final settlement, which is expected to occur during the first quarter of 2019. The transaction was accounted for as a business combination. The following table sets forth the preliminary acquisition date fair value of the assets acquired and the liabilities assumed, the consideration received, and the resulting goodwill as of December 31, 2018.

(in thousands)
ASSETS
Accounts receivable	$2,803
Identifiable intangible assets	27,562
Total identifiable assets	30,365

LIABILITIES
Deposit liabilities	217,432
Other liabilities	151
Total liabilities	217,583
Net liabilities assumed	(187,218)
Consideration received	141,769
Goodwill	$45,449

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

On March 10, 2017, the Company acquired certain assets and assumed certain liabilities, including nine branches, from First NBC Bank (“FNBC”), referred to as the FNBC I transaction.  The Company paid approximately $323 million in cash consideration ($326 million cash paid net of $3 million in branch cash acquired), including a $41.6 million transaction premium for the earnings stream acquired.

On April 28, 2017, the Louisiana Office of Financial Institutions (“OFI”) closed FNBC and appointed the FDIC as receiver.  The Company entered into a purchase and assumption agreement with the FDIC, referred to as the FNBC II transaction. Pursuant to the agreement, the Company acquired selected assets and assumed select liabilities of the former FNBC, including substantially all of the transaction and savings deposits. The Company paid a premium of $35 million to the FDIC for the earnings stream acquired and received approximately $800 million in cash ($642 million from the FDIC for the net liabilities assumed and $158 million in branch cash acquired).

The FNBC transactions were accounted for as business combinations. The following table sets forth the acquisition date fair value of the assets acquired and the liabilities assumed, the consideration paid or received, and the resulting goodwill in each of the FNBC transactions, and in the aggregate.

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

The Company assumed approximately $690 million of borrowings in the transactions, consisting of short-term and long-term Federal Home Loan Bank (“FHLB”) borrowings and securities sold under repurchase agreements.  The short-term FHLB borrowings consisted of $460 million in variable rate term notes and $51 million in fixed rate term notes.  The long-term FHLB borrowings included $93.1 million in fixed rate term notes.  Identifiable intangible assets consist of core deposit intangibles totaling $25.3 million that are being amortized using sum of years’ digits over the asset’s life of eight years for the FNBC I transaction and eleven years for the FNBC II transaction.  Goodwill totaling $124.3 million represents the excess of the consideration paid over the fair value of the net assets acquired, or the excess of the fair value of the net liabilities assumed over the consideration received. It is comprised of estimated future economic benefits arising from these transactions that cannot be individually identified or do not qualify for separate recognition. These benefits include increased market share in the Greater New Orleans and Florida Panhandle market areas, expected earnings streams, and operational efficiencies that the Company believes will result from these business combinations. The tax basis of the goodwill generated from these transactions is deductible for federal income tax purposes.

The following table illustrates the change in the Company’s goodwill for the years ended December 31, 2018 and 2017:

(in thousands)
Goodwill balance at December 31, 2016	$621,193
Additions and adjustments:
Initial goodwill recorded in FNBC I transaction	95,568
Measurement period adjustments - FNBC I transaction	7,979
Initial goodwill recorded in FNBC II transaction	23,009
Measurement period adjustments - FNBC II transaction	(2,226)
Goodwill balance at December 31, 2017	$745,523
Additions and adjustments:
Initial goodwill recorded in acquisition of trust and asset management business	45,634
Measurement period adjustments - acquisition of trust and asset management business	(185)
Goodwill balance at December 31, 2018	$790,972

The operating results of the Company for the years ended December 31, 2018 and 2017 include the results from the operations acquired in the trust and asset management and the FNBC transactions since the respective acquisition dates.  The acquired trust and asset management business added approximately $10.5 million of trust fee revenue and $7.3 million of related expense to the Company’s result of operations for the year ended December 31, 2018. Supplemental pro forma financial information of the combined entity for the years ended December 31, 2018 and 2017 is not presented as the results of acquired business are not material to the Company’s results of operations. In the cases of the FNBC transactions, estimating reliable historical financial information is impracticable as only selected components of the businesses, as historically operated, were acquired. A number of post-acquisition events following the FNBC transactions, including the consolidation of certain branch locations and the integration of operations, cash and investments acquired make quantifying discrete earnings contributions of the businesses acquired impracticable.  As such, neither supplemental pro forma financial information of the combined entity, nor revenue and earnings contributed by the businesses acquired since the dates of acquisition are presented.

The Company incurred merger-related costs in connection with the trust and asset management acquisition during the year ended December 31, 2018 and the FNBC transactions during the year ended December 31, 2017. The following table sets forth the merger-related costs incurred during the respective years:

	Years Ended December 31,
(in thousands)	2018	2017
Personnel expense	$1,257	$3,662
Net occupancy and equipment expense	309	777
Professional services expense	2,827	9,681
Data processing expense	1,583	974
Other real estate	-	(1,511)
Advertising expense	52	1,389
Other expense	159	4,398
Total merger-related expenses	$6,187	$19,370

Divestiture

On March 9, 2018, the Company sold its consumer finance subsidiary, Harrison Finance Company (“HFC”). The Company received cash of approximately $78.9 million and recorded a loss on the sale of $1.1 million.

Note 3. Securities

The amortized cost and fair value of securities classified as available for sale and held to maturity at December 31, 2018 and 2017 follow.

Securities Available for Sale
	December 31, 2018				December 31, 2017
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$74,339	$—	$2,633	$71,706	$99,535	$—	$2,263	$97,272
Municipal obligations	246,713	360	6,646	240,427	245,997	1,135	3,346	243,786
Residential mortgage-backed securities	1,468,912	4,284	29,794	1,443,402	1,729,989	5,611	20,387	1,715,213
Commercial mortgage-backed securities	799,060	1,953	30,936	770,077	704,518	480	17,863	687,135
Collateralized mortgage obligations	163,282	903	2,260	161,925	165,518	4	1,559	163,963
Corporate debt securities	3,500	—	—	3,500	3,500	—	—	3,500
	$2,755,806	$7,500	$72,269	$2,691,037	$2,949,057	$7,230	$45,418	$2,910,869

Securities Held to Maturity
	December 31, 2018				December 31, 2017
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$50,000	$—	$478	$49,522	$50,000	$—	$289	$49,711
Municipal obligations	688,201	2,347	9,503	681,045	723,094	8,323	4,245	727,172
Residential mortgage-backed securities	640,393	1,461	6,117	635,737	725,748	4,175	2,690	727,233
Commercial mortgage-backed securities	357,175	376	10,882	346,669	317,185	40	3,915	313,310
Collateralized mortgage obligations	1,243,778	1,598	22,493	1,222,883	1,161,484	572	17,472	1,144,584
	$2,979,547	$5,782	$49,473	$2,935,856	$2,977,511	$13,110	$28,611	$2,962,010

The following tables present the amortized cost and fair value of debt securities at December 31, 2018 by contractual maturity. Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateral mortgage obligations.

(in thousands)	Amortized Cost	Fair Value
Debt Securities Available for Sale
Due in one year or less	$1,862	$1,868
Due after one year through five years	105,364	106,255
Due after five years through ten years	1,200,188	1,163,870
Due after ten years	1,448,392	1,419,044
Total available for sale debt securities	$2,755,806	$2,691,037

(in thousands)	Amortized Cost	Fair Value
Debt Securities Held to Maturity
Due in one year or less	$18,654	$18,676
Due after one year through five years	127,861	126,495
Due after five years through ten years	1,425,846	1,405,836
Due after ten years	1,407,186	1,384,849
Total held to maturity debt securities	$2,979,547	$2,935,856

The Company held no securities classified as trading at December 31, 2018 or 2017.

The details for securities classified as available for sale with unrealized losses as of December 31, 2018 follow.

Available for sale
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	$—	$71,706	$2,633	$71,706	$2,633
Municipal obligations	41,203	591	170,883	6,054	212,086	6,645
Residential mortgage-backed securities	305,090	2,485	762,826	27,309	1,067,916	29,794
Commercial mortgage-backed securities	96,226	1,851	570,485	29,085	666,711	30,936
Collateralized mortgage obligations	254	1	111,804	2,259	112,058	2,260
	$442,773	$4,928	$1,687,704	$67,340	$2,130,477	$72,268

The details for securities classified as available for sale with unrealized losses as of December 31, 2017 follow.

Available for sale
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$45,616	$42	$51,157	$2,221	$96,773	$2,263
Municipal obligations	2,768	11	173,530	3,335	176,298	3,346
Residential mortgage-backed securities	461,835	4,195	898,099	16,192	1,359,934	20,387
Commercial mortgage-backed securities	203,618	995	411,046	16,868	614,664	17,863
Collateralized mortgage obligations	128,174	1,076	35,488	483	163,662	1,559
	$842,011	$6,319	$1,569,320	$39,099	$2,411,331	$45,418

The details for securities classified as held to maturity with unrealized losses as of December 31, 2018 follow.

Held to maturity
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	$—	$49,521	$478	$49,521	$478
Municipal obligations	233,469	2,256	233,280	7,247	466,749	9,503
Residential mortgage-backed securities	90,730	123	235,251	5,994	325,981	6,117
Commercial mortgage-backed securities	—	—	305,419	10,882	305,419	10,882
Collateralized mortgage obligations	77,394	281	897,153	22,212	974,547	22,493
	$401,593	$2,660	$1,720,624	$46,813	$2,122,217	$49,473

The details for securities classified as held to maturity with unrealized losses as of December 31, 2017 follow.

Held to maturity
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	$—	$49,711	$289	$49,711	$289
Municipal obligations	14,603	19	230,960	4,226	245,563	4,245
Residential mortgage-backed securities	8,815	99	230,277	2,591	239,092	2,690
Commercial mortgage-backed securities	174,882	744	72,499	3,171	247,381	3,915
Collateralized mortgage obligations	570,289	5,653	472,536	11,819	1,042,825	17,472
	$768,589	$6,515	$1,055,983	$22,096	$1,824,572	$28,611

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

The following table presents the proceeds from and gross gains and gross losses on sales of securities during the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
(in thousands)	2018	2017	2016
Proceeds	$455,162	$213,877	$173,215
Gross gains	—	—	1,965
Gross losses	25,480	—	211

Securities with carrying values totaling approximately $3.4 billion at December 31, 2018 and $3.3 billion at December 31, 2017 were pledged, primarily to secure public deposits or securities sold under agreements to repurchase.

Note 4. Loans and Allowance for Loan Losses

The Company generally makes loans in its market areas of south Mississippi, southern and central Alabama, south Louisiana, the Houston, Texas area, the northern, central and panhandle regions of Florida, and Nashville, Tennessee.  Loans, net of unearned income, consisted of the following at December 31, 2018 and 2017:

(in thousands)	2018	2017
Commercial non-real estate	$8,620,601	$8,297,937
Commercial real estate - owner occupied	2,457,748	2,142,439
Total commercial and industrial	11,078,349	10,440,376
Commercial real estate - income producing	2,341,779	2,384,599
Construction and land development	1,548,335	1,373,421
Residential mortgages	2,910,081	2,690,472
Consumer	2,147,867	2,115,295
Total loans	$20,026,411	$19,004,163

The Bank makes loans in the normal course of business to directors and executive officers of the Company and the Bank and to their associates. Loans to such related parties are made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk of collectability when originated. Balances of loans to the Company’s directors, executive officers and their associates at December 31, 2018 and 2017 were approximately $37.5 million and $33.6 million, respectively. Related party loan activity for 2018 includes new loans of $16.3 million and repayments of $12.3 million.

The Bank has a line of credit with the Federal Home Loan Bank of Dallas that is secured by blanket pledges of certain qualifying loan types.  The Bank had borrowings on this line of $1.2 billion and $1.1 billion at December 31, 2018 and 2017, respectively.

The following schedules show activity in the allowance for loan losses for the years ended December 31, 2018 and 2017 by portfolio segment, and the corresponding recorded investment in loans as of December 31, 2018 and 2017.

	Commercial Non-Real Estate	Commercial Real Estate- Owner Occupied	Total Commercial and Industrial	Commercial Real Estate- Income Producing	Construction and Land Development	Residential Mortgages	Consumer	Total
(in thousands)	Year Ended December 31, 2018
Allowance for loan losses:
Beginning balance	$127,918	$12,962	$140,880	$13,709	$7,372	$24,844	$30,503	$217,308
Charge-offs	(40,069)	(8,059)	(48,128)	(1,633)	(334)	(614)	(23,913)	(74,622)
Recoveries	14,385	317	14,702	221	96	2,179	5,162	22,360
Net provision for loan losses	(4,482)	8,537	4,055	5,341	8,513	(2,627)	20,834	36,116
Other	—	—	—	—	—	—	(6,648)	(6,648)
Ending balance	$97,752	$13,757	$111,509	$17,638	$15,647	$23,782	$25,938	$194,514
Ending balance:
Allowance:
Individually evaluated for impairment	$3,636	$607	$4,243	$210	$1	$444	$216	$5,114
Amounts related to purchased credit impaired loans	239	215	454	43	83	9,766	388	10,734
Collectively evaluated for impairment	93,877	12,935	106,812	17,385	15,563	13,572	25,334	178,666
Total allowance	$97,752	$13,757	$111,509	$17,638	$15,647	$23,782	$25,938	$194,514
Loans:
Individually evaluated for impairment	$239,384	$21,666	$261,050	$2,701	$121	$3,876	$1,007	$268,755
Purchased credit impaired loans	6,629	6,212	12,841	3,757	3,387	105,430	4,181	129,596
Collectively evaluated for impairment	8,374,588	2,429,870	10,804,458	2,335,321	1,544,827	2,800,775	2,142,679	19,628,060
Total loans	$8,620,601	$2,457,748	$11,078,349	$2,341,779	$1,548,335	$2,910,081	$2,147,867	$20,026,411

	Commercial Non-Real Estate	Commercial Real Estate- Owner Occupied	Total Commercial and Industrial	Commercial Real Estate- Income Producing	Construction and Land Development	Residential Mortgages	Consumer	Total
(in thousands)	Year Ended December 31, 2017
Allowance for loan losses:
Beginning balance	$147,052	$11,083	$158,135	$13,509	$6,271	$25,361	$26,142	$229,418
Charge-offs	(51,479)	(558)	(52,037)	(259)	(696)	(2,839)	(31,430)	(87,261)
Recoveries	7,526	848	8,374	988	1,603	1,064	6,680	18,709
Net provision for loan losses	24,866	1,589	26,455	(529)	194	3,602	29,246	58,968
Increase (decrease) in FDIC loss share receivable	(47)	—	(47)	—	—	(2,344)	(135)	(2,526)
Ending balance	$127,918	$12,962	$140,880	$13,709	$7,372	$24,844	$30,503	$217,308
Ending balance:
Allowance:
Individually evaluated for impairment	$16,129	$793	$16,922	$1,326	$11	$189	$118	$18,566
Amounts related to purchased credit impaired loans	525	465	990	41	172	12,258	646	14,107
Collectively evaluated for impairment	111,264	11,704	122,968	12,342	7,189	12,397	29,739	184,635
Total allowance	$127,918	$12,962	$140,880	$13,709	$7,372	$24,844	$30,503	$217,308
Loans:
Individually evaluated for impairment	$267,881	$21,491	$289,372	$15,530	$363	$10,640	$1,292	$317,197
Purchased credit impaired loans	5,941	7,294	13,235	2,742	5,829	119,553	6,178	147,537
Collectively evaluated for impairment	8,024,115	2,113,654	10,137,769	2,366,327	1,367,229	2,560,279	2,107,825	18,539,429
Total loans	$8,297,937	$2,142,439	$10,440,376	$2,384,599	$1,373,421	$2,690,472	$2,115,295	$19,004,163

Impaired Loans

The following table shows the composition of nonaccrual loans by portfolio class.  Purchased credit impaired loans accounted for in pools with an accretable yield are considered to be performing and are excluded from the table.

	December 31,
(in thousands)	2018	2017
Commercial non-real estate	$110,653	$152,863
Commercial real estate - owner occupied	16,895	25,989
Total commercial and industrial	127,548	178,852
Commercial real estate - income producing	4,991	14,574
Construction and land development	2,146	3,807
Residential mortgages	35,866	40,480
Consumer	16,744	15,087
Total loans	$187,295	$252,800

Nonaccrual loans include loans modified in troubled debt restructurings (TDRs) of $85.5 million and $99.2 million, respectively, at December 31, 2018 and 2017. Total TDRs, both accruing and nonaccruing, were $224.6 million at December 31, 2018 and $219.7 million at December 31, 2017.

The table below details the TDRs that were modified during the years ended December 31, 2018, 2017 and 2016 by portfolio segment. All such loans are individually evaluated for impairment.

	Years Ended December 31,
($ in thousands)	2018			2017			2016
		Outstanding Recorded Investment			Outstanding Recorded Investment			Outstanding Recorded Investment
Troubled Debt Restructurings:	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Commercial non-real estate	29	$85,306	$85,306	52	$162,909	$162,909	38	$128,449	$128,449
Commercial real estate - owner occupied	2	6,138	6,138	5	5,684	5,684	1	148	148
Total commercial and industrial	31	91,444	91,444	57	168,593	168,593	39	128,597	128,597
Commercial real estate - income producing	1	1,564	1,564	5	5,625	5,625	1	2,943	2,943
Construction and land development	—	—	—	—	—	—	—	—	—
Residential mortgages	14	1,297	1,297	15	2,812	2,812	7	694	694
Consumer	10	455	455	1	40	40	—	—	—
Total loans	56	$94,760	$94,760	78	$177,070	$177,070	47	$132,234	$132,234

The TDRs modified during the year ended December 31, 2018 reflected in the table above include $50.8 million of loans with extended amortization terms or other payment concessions, $14.6 million of loans with significant covenant waivers and $29.4 million with other modifications.  The TDRs modified during the year ended December 31, 2017 include $98.1 million of loans with extended terms or other payment concessions of $76.2 mllion of loans with significant convenant waivers, and $2.8 million with other modifications.  The TDRs modified during the year ended December 31, 2016 include $108.9 million of loans with extended terms or other payment concessions of $22.8 million of loans with significant covenant waivers, and $0.5 million of other modifications.

At December 31, 2018 and 2017, the Company had unfunded commitments of approximately $2.1 million and $7.3 million, respectively, to borrowers whose loan terms had been modified in TDRs.

One residential mortgage totaling $0.2 million, one owner-occupied commercial real estate loan totaling $1.8 million and one consumer loan totaling less than $ 0.1 million defaulted within 12 months of the modification for December 31, 2018. No TDRs modified during the year end December 31, 2017 subsequently defaulted within twelve months of modification. Four commercial non-real estate loans modified in TDRs during the year ended December 31, 2016 defaulted within twelve months of modification.  The loans were part of a single relationship and had an aggregate carrying balance of $20.8 million at the time of default.

The tables below present loans that are individually evaluated for impairment disaggregated by class at December 31, 2018 and 2017. Loans individually evaluated for impairment include TDRs and loans that are determined to be impaired and have aggregate relationship balances of $1 million or more.

	December 31, 2018
(in thousands)	Recorded Investment Without an Allowance	Recorded Investment With an Allowance	Unpaid Principal Balance	Related Allowance
Commercial non-real estate	$144,625	$94,759	$273,290	$3,636
Commercial real estate - owner occupied	13,027	8,639	25,888	607
Total commercial and industrial	157,652	103,398	299,178	4,243
Commercial real estate - income producing	1,138	1,563	3,428	210
Construction and land development	100	21	121	1
Residential mortgages	2,058	1,818	4,421	444
Consumer	279	728	1,253	216
Total loans	$161,227	$107,528	$308,401	$5,114

	December 31, 2017
(in thousands)	Recorded Investment Without an Allowance	Recorded Investment With an Allowance	Unpaid Principal Balance	Related Allowance
Commercial non-real estate	$116,682	$151,199	$285,685	$16,129
Commercial real estate - owner occupied	16,927	4,564	24,829	793
Total commercial and industrial	133,609	155,763	310,514	16,922
Commercial real estate - income producing	5,101	10,429	15,687	1,326
Construction and land development	100	263	363	11
Residential mortgages	8,245	2,395	13,855	189
Consumer	—	1,292	1,294	118
Total loans	$147,055	$170,142	$341,713	$18,566

The tables below present the average balances and interest income for total impaired loans for the years ended December 31, 2018 and 2017. Interest income recognized represents interest on accruing loans modified in a TDR.

	Years Ended
	December 31, 2018		December 31, 2017
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial non-real estate	$286,146	$7,919	$255,710	$2,774
Commercial real estate - owner occupied	25,325	343	7,901	62
Total commercial and industrial	311,471	8,262	263,611	2,836
Commercial real estate - income producing	9,155	71	14,565	146
Construction and land development	145	-	1,018	2
Residential mortgages	5,598	18	5,784	18
Consumer	814	39	1,558	13
Total loans	$327,183	$8,390	$286,536	$3,015

Aging Analysis

The following table presents the age analysis of past due loans at December 31, 2018 and 2017. Purchased credit impaired loans with an accretable yield are considered to be current in the following delinquency table:

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days past due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
(in thousands)
Commercial non-real estate	$12,257	$3,895	$77,551	$93,703	$8,526,898	$8,620,601	$10,823
Commercial real estate - owner occupied	2,394	1,570	14,542	18,506	2,439,242	2,457,748	380
Total commercial and industrial	14,651	5,465	92,093	112,209	10,966,140	11,078,349	11,203
Commercial real estate - income producing	2,371	772	5,495	8,638	2,333,141	2,341,779	1,844
Construction and land development	7,397	1,129	2,165	10,691	1,537,644	1,548,335	644
Residential mortgages	32,869	14,706	23,175	70,750	2,839,331	2,910,081	—
Consumer	20,402	4,695	9,665	34,762	2,113,105	2,147,867	618
Total loans	$77,690	$26,767	$132,593	$237,050	$19,789,361	$20,026,411	$14,309

December 31, 2017	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
(in thousands)
Commercial non-real estate	$62,766	$10,761	$92,982	$166,509	$8,131,428	$8,297,937	$21,989
Commercial real estate - owner occupied	8,493	648	15,517	24,658	2,117,781	2,142,439	2,032
Total commercial and industrial	71,259	11,409	108,499	191,167	10,249,209	10,440,376	24,021
Commercial real estate - income producing	5,315	2,165	6,081	13,561	2,371,038	2,384,599	489
Construction and land development	4,113	1,056	3,412	8,581	1,364,840	1,373,421	477
Residential mortgages	33,621	10,554	30,537	74,712	2,615,760	2,690,472	2,208
Consumer	22,959	7,816	8,553	39,328	2,075,967	2,115,295	571
Total loans	$137,267	$33,000	$157,082	$327,349	$18,676,814	$19,004,163	$27,766

Credit Quality Indicators

The following table presents the credit quality indicators of the Company’s various classes of loans at December 31, 2018 and December 31, 2017.

	December 31, 2018
(in thousands)	Commercial Non-Real Estate	Commercial Real Estate - Owner Occupied	Total Commercial and Industrial	Commercial Real Estate - Income Producing	Construction and Land Development	Total Commercial
Grade:
Pass	$7,875,588	$2,274,211	$10,149,799	$2,265,087	$1,487,599	$13,902,485
Pass-Watch	260,510	84,271	344,781	46,535	49,099	440,415
Special Mention	75,752	23,149	98,901	5,510	816	105,227
Substandard	408,751	76,117	484,868	24,647	10,821	520,336
Doubtful	—	—	—	—	—	—
Total	$8,620,601	$2,457,748	$11,078,349	$2,341,779	$1,548,335	$14,968,463

	December 31, 2017
(in thousands)	Commercial Non-Real Estate	Commercial Real Estate - Owner Occupied	Total Commercial and Industrial	Commercial Real Estate - Income Producing	Construction and Land Development	Total Commercial
Grade:
Pass	$7,190,604	$1,896,366	$9,086,970	$2,223,245	$1,291,638	$12,601,853
Pass-Watch	293,069	82,913	375,982	83,444	60,804	520,230
Special Mention	80,649	27,456	108,105	13,244	4,788	126,137
Substandard	733,558	135,704	869,262	64,658	16,191	950,111
Doubtful	57	—	57	8	—	65
Total	$8,297,937	$2,142,439	$10,440,376	$2,384,599	$1,373,421	$14,198,396

	December 31, 2018			December 31, 2017
(in thousands)	Residential Mortgage	Consumer	Total	Residential Mortgage	Consumer	Total
Performing	$2,873,669	$2,130,395	$5,004,064	$2,647,784	$2,099,637	$4,747,421
Nonperforming	36,412	17,472	53,884	42,688	15,658	58,346
Total	$2,910,081	$2,147,867	$5,057,948	$2,690,472	$2,115,295	$4,805,767

Below are the definitions of the Company’s internally assigned grades:

Commercial:

•	Pass - loans properly approved, documented, collateralized, and performing which do not reflect an abnormal credit risk.
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

•	Loss - credits classified as Loss are considered uncollectable and are charged off promptly once so classified.

Residential and Consumer:

•	Performing – accruing loans that have not been modified in a troubled debt restructuring.
•

Nonperforming – loans for which there are good reasons to doubt that payments will be made in full. All loans with nonaccrual status and all loans that have been modified in a troubled debt restructuring are classified as nonperforming.

The Company assigns risk ratings at loan origination and reviews these ratings at minimum on annual basis, or at any point management becomes aware of information that may affect a borrower’s ability to service its debt.  Credit Review uses a risk-focused continuous monitoring program that provides for an independent, objective and timely review of credit risk within the Company.

Purchased Credit Impaired Loans

Changes in the carrying amount of purchased credit impaired loans not individually evaluated for impairment and accretable yield are presented in the following table for the years ended December 31, 2018 and 2017:

	2018		2017
	Carrying		Carrying
	Amount	Accretable	Amount	Accretable
(in thousands)	of Loans	Yield	of Loans	Yield
Balance at beginning of period	$153,403	$62,517	$190,915	$113,686
Additions	—	—	15,000	—
Payments received, net	(39,556)	(5,779)	(69,591)	(7,412)
Accretion	15,749	(15,749)	17,079	(17,079)
Increase (decrease) in expected cash flows based on actual
cash flow and changes in cash flow assumptions	—	(3,695)	—	(30,379)
Net transfers from nonaccretable difference
to accretable yield	—	—	—	3,701
Balance at end of period	$129,596	$37,294	$153,403	$62,517

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

Residential Mortgage Loans in Process of Foreclosure

Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. Included in loans are $7.1 million and $7.5 million of consumer loans secured by single family residential mortgage real estate that are in process of foreclosure as of December 31, 2018 and 2017, respectively. In addition to the single family residential real estate loans in process of foreclosure, the Company also held $1.8 million and $3.4 million of foreclosed single family residential properties in other real estate owned as of December 31, 2018 and 2017, respectively.

Loans Held for Sale

Loans held for sale totaled $28.1 million and  $39.9 million, respectively, at December 31, 2018 and 2017. Substantially all loans held for sale are residential mortgage loans originated on a best-efforts basis, whereby a commitment by a third party to purchase the loan has been received concurrent with the Bank’s commitment to the borrower to originate the loan.

Note 5. Property and Equipment

Property and equipment consisted of the following as of December 31, 2018 and 2017:

	December 31,
(in thousands)	2018	2017
Land and land improvements	$70,960	$71,061
Buildings and leasehold improvements	311,409	305,277
Furniture, fixtures and equipment	92,805	92,360
Software	72,721	70,003
Assets under development	31,742	9,960
	579,637	548,661
Accumulated depreciation and amortization	(225,969)	(214,998)
Property and equipment, net	$353,668	$333,663

Assets under development is comprised primarily of building and leasehold improvements and software design and implementation costs.

Depreciation and amortization expense was $26.5 million, $28.1 million and $28.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Property and Equipment Held for Sale

During the fourth quarter of 2017, the Company determined that certain property and equipment met the criteria to be classified as assets held for sale. The sale of these assets is expected to close in the first half of 2019. The carrying value of $27.2 million has been recorded within Other Assets in the Consolidated Balance Sheets as of December 31, 2018 and 2017. For more information on the Company's policy on assets held for sale, refer to Note 1 – Summary of Significant Account Policies and Recent Accounting Pronouncements.

Note 6. Goodwill and Other Intangible Assets

Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired or the excess of the fair value of the net liabilities assumed over the consideration received in a business combination.  The acquisition of the trust and asset management business resulted in goodwill of $43.3 million during the year ended December 31, 2018, and the FNBC transactions resulted in goodwill of $124.3 million during the year ended December 31, 2017.  The carrying amount of goodwill was $791.0 million and $745.5 million at December 31, 2018 and 2017, respectively. The Company completed its annual goodwill impairment test as of September 30, 2018 and concluded that there was no impairment of goodwill.

The Company used the discounted net present value of estimated future cash flows to measure the fair value of its goodwill at September 30, 2018. The valuation technique used by the Company requires significant assumptions. Assumptions are made concerning the economic environment, expected net interest margins, growth rates, and discount rates for cash flows. Changes to these assumptions could result in significantly different results.

No goodwill impairment charges were recognized during 2018, 2017 or 2016.

Identifiable intangible assets with finite lives are amortized over the periods benefited and are evaluated for impairment similar to other long-lived assets. The purchase and carrying values of intangible assets subject to amortization as of December 31, 2018 and 2017 were as follows:

	December 31, 2018
	Purchase	Accumulated	Carrying
(in thousands)	Value	Amortization	Value
Core deposit intangibles	$215,955	$151,446	$64,509
Customer relationships	49,962	19,564	30,398
Merchant processing relationship	10,000	8,756	1,244
	$275,917	$179,766	$96,151

	December 31, 2017
	Purchase	Accumulated	Carrying
(in thousands)	Value	Amortization	Value
Core deposit intangibles	$215,955	$132,878	$83,077
Customer relationships	22,400	16,882	5,518
Merchant processing relationship	10,000	7,955	2,045
	$248,355	$157,715	$90,640

Aggregate amortization expense by category of finite lived intangible assets for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Years Ended December 31,
(in thousands)	2018	2017	2016
Core deposit intangibles	$18,566	$19,442	$16,411
Customer relationships	2,682	1,975	2,172
Merchant processing relationship	802	1,000	1,198
	$22,050	$22,417	$19,781

The weighted-average remaining life of core deposit intangibles is approximately 8 years. The weighted-average remaining life of other identifiable intangibles is approximately 15 years.

The following table shows estimated amortization expense of other intangible assets as of December 31, 2018 for the five succeeding years and thereafter, calculated based on current amortization schedules.

(in thousands)
2019	$19,859
2020	15,924
2021	12,953
2022	10,599
2023	8,401
Thereafter	28,415
$96,151

Note 7. Time Deposits

The following table presents a detail of deposits at December 31, 2018 and 2017:

	December 31,
(in thousands)	2018	2017
Noninterest-bearing deposits	$8,499,027	$8,307,497
Interest-bearing retail transaction and savings deposits	8,000,092	8,181,555
Interest-bearing public fund deposits
Public fund transaction and savings deposits	2,622,938	2,763,182
Public fund time deposits	383,578	277,136
Total interest-bearing public fund deposits	3,006,516	3,040,318
Retail time deposits	2,416,086	1,906,768
Brokered time deposits	1,228,464	817,064
Total interest-bearing deposits	14,651,158	13,945,705
Total deposits	$23,150,185	$22,253,202

The maturity of time deposits at December 31, 2018 follows.

(in thousands)
2019	$3,235,947
2020	504,374
2021	209,149
2022	62,399
2023	13,848
Thereafter	2,411
Total time deposits	$4,028,128

Certificates of deposit in amounts greater than $250,000 totaled approximately $1 billion at December 31, 2018.

Note 8. Short-Term Borrowings

The following table presents information concerning short-term borrowing at and for the years ended December 31, 2018 and 2017:

	December 31,
(in thousands)	2018	2017
Federal funds purchased:
Amount outstanding at period end	$425	$140,754
Average amount outstanding during period	39,968	27,063
Maximum amount at any month end during period	100,925	140,754
Weighted-average interest at period end	2.00%	1.00%
Weighted-average interest rate during period	2.11%	1.37%
Securities sold under agreements to repurchase:
Amount outstanding at period end	$428,599	$430,569
Average amount outstanding during period	456,000	501,719
Maximum amount at any month end during period	500,345	587,569
Weighted-average interest at period end	0.32%	0.17%
Weighted-average interest rate during period	0.23%	0.12%
FHLB borrowings:
Amount outstanding at period end	$1,160,104	$1,132,567
Average amount outstanding during period	1,694,804	1,478,114
Maximum amount at any month end during period	2,410,258	2,061,652
Weighted-average interest at period end	2.48%	1.35%
Weighted-average interest rate during period	2.02%	1.00%

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

The $1.2 billion of FHLB borrowings at December 31, 2018 consists of three fixed rate notes totaling $250 million that mature in 2019, and six variable rate notes totaling $910 million maturing from 2020 to 2026. These notes reprice monthly or quarterly and may be repaid at our option, either in whole or in part, on any monthly repricing date, subject to a two week advanced notice.

Note 9. Long-Term Debt

As of December 31, 2018 and 2017, long-term debt was comprised of the following:

	December 31,
(in thousands)	2018	2017
Subordinated notes payable, maturing June 2045	$150,000	$150,000
Term note payable, maturing December 2018	—	89,200
Other long-term debt	79,598	71,378
Less: unamortized debt issuance costs	(4,605)	(5,065)
Total long-term debt	$224,993	$305,513

The following table sets forth unamortized debt issuance costs associated with the respective debt instruments as of December 31, 2018:

		Unamortized
		Debt
		Issuance
(in thousands)	Principal	Costs
Subordinated notes payable, maturing June 2045	$150,000	$4,605
Other long-term debt	79,598	—
Total	$229,598	$4,605

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

On December 18, 2015, the Company entered into a senior unsecured single-draw term loan facility totaling $125 million, which was drawn on the closing date. Amounts borrowed under the loan facility bore variable rate interest of LIBOR plus 1.50% per annum. The loan agreement required quarterly principal payments of $4.5 million, and allowed outstanding borrowings to be repaid in whole or in part at any time prior to the December 18, 2018 maturity date without premium or penalty, subject to reimbursement of certain lenders’ costs. The Company paid down a portion of the debt during the second quarter of 2018, and repaid the remaining principal balance during the third quarter 2018.

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

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage risks related to differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments, primarily related to select pools of variable rate loans and obligations under brokered certificates of deposit. The Bank has also entered into interest rate and foreign currency exchange derivative agreements as a service to certain qualifying customers. The Bank manages a matched book with respect to these customer derivatives in order to minimize their net risk exposure resulting from such agreements. The Bank also enters into risk participation agreements under which it may either sell or buy credit risk associated with a customer’s performance under certain interest rate derivative contracts related to loans in which participation interests have been sold to or purchased from other banks.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional amounts and fair values of the Company’s derivative financial instruments as well as their classification in the consolidated balance sheets as of December 31, 2018 and 2017.

		December 31, 2018			December 31, 2017
			Derivative (1)			Derivative (1)
(in thousands)	Type of Hedge	Notional or Contractual Amount	Assets	Liabilities	Notional or Contractual Amount	Assets	Liabilities
Derivatives designated
as hedging instruments:
Interest rate swaps	Cash Flow	$875,000	$3,954	$9,173	$875,000	$—	$14,020
Interest rate swaps	Fair Value	483,110	—	2,089	483,110	—	2,475
		$1,358,110	$3,954	$11,262	$1,358,110	$—	$16,495
Derivatives not designated
as hedging instruments:
Interest rate swaps (2)	N/A	$1,277,404	$23,670	$24,669	$1,144,789	$15,408	$15,857
Risk participation agreements	N/A	171,222	10	131	119,951	23	109
Forward commitments to sell
residential mortgage loans	N/A	77,208	110	664	80,462	1,000	290
Interest rate-lock commitments
on residential mortgage loans	N/A	59,119	464	67	53,724	186	782
Foreign exchange forward
contracts	N/A	37,749	751	718	42,260	2,453	2,419
Visa Class B derivative contract	N/A	43,753	—	7,304	—	—	—
		$1,666,455	$25,005	$33,553	$1,441,186	$19,070	$19,457
Total derivatives		$3,024,565	$28,959	$44,815	$2,799,296	$19,070	$35,952
Less: netting adjustments (3)			(11,979)	(22,588)		(4,913)	(21,563)
Total derivate assets/liabilites			16,980	22,227		14,157	14,389

(1)	Derivative assets and liabilities are reported in other assets or other liabilities, respectively, in the consolidated balance sheets.
(2)	The notional amount represents both the customer accommodation agreements and offsetting agreements with unrelated financial institutions.
(3)

Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty. See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans.  For each agreement, the Company receives interest at a fixed rate and pays at a variable rate. During the year ended December 31, 2018, the Company terminated five of its shorter-term swap agreements with notional amounts totaling $450 million and entered into five longer-term agreements with notional amounts totaling $450 million. The Company paid termination fees of approximately $10.6 million to settle the interest rate swap liabilities. During the year ended December 31, 2017, the Company terminated two swap agreements and paid termination fees of approximately $1.1 million.  The resulting accumulated other comprehensive loss is being amortized over the remaining maturities of the designated instruments. Amortization of other comprehensive loss on terminated cash flow hedges totaled $6.0 million and $0.6 million for the years ended December 31, 2018 and 2017, respectively. The notional amounts of the swap agreements in place at December 31, 2018 expire as follows:  $425 million in 2022;  $350 million in 2023;  $100 million in 2024.

Fair Value Hedges of Interest Rate Risk

The Company is party to interest rate swap agreements that modify the Company’s exposure to interest rate risk by effectively converting a portion of the Company’s brokered certificates of deposit from fixed rates to variable rates. The maturities and call features of these interest rate swaps match the features of the hedged deposits. As interest rates fall, the decline in the value of the certificates of deposit is offset by the increase in the value of the interest rate swaps. Conversely, as interest rates rise, the value of the underlying hedged deposits increases, but the value of the interest rate swaps decreases, resulting in no impact on earnings. Interest expense is adjusted by the difference between the fixed and floating rates for the period the swaps are in effect. Hedge ineffectiveness on these transactions results in an increase or decrease in noninterest income.

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

Visa Class B derivative contract

As a member of Visa U.S.A. Inc. (“Visa USA”), the Company received a certain number of Visa Class B common shares following the 2007 restructuring of Visa USA and its affiliates and the 2008 initial public offering of Visa Inc. (“Visa”). The Visa Class B common shares are subject to certain selling restrictions until the final resolution of certain litigation related to interchange fees involving Visa (the “covered litigation”), at which time the shares are convertible into Visa Class A common shares based on a conversion rate dependent upon the ultimate cost of resolving the covered litigation.

During the fourth quarter of 2018, the Company sold the majority of its Visa Class B holdings, at which time it entered into a derivative agreement with the purchaser whereby the Company will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. The conversion ratio changes when Visa deposits funds to a litigation escrow established by Visa to pay settlements for certain litigation, for which Visa is indemnified by Visa USA members. The Company is also required to make periodic financing payments to the purchaser until all of Visa’s covered litigation matters are resolved. Thus, the derivative contract extends until the end of Visa’s Covered Litigation matters, the timing of which is uncertain.

The contract includes a contingent accelerated termination clause based on the credit ratings of the Company. As of December 31, 2018, the Company had not received or paid collateral related to this contract, and the fair value of the liability associated with this contract was $7.3 million. Refer to Note 19 – Fair Value of Financial Instruments for discussion of the valuation inputs and process for this derivative liability.

Effect of Derivative Instruments on the Statements of Income

The effects of derivative instruments on the consolidated statements of income for the years ended December 31, 2018,  2017 and 2016 are presented in the table below.  For the years ended December 31, 2018 and 2017, the reduction of interest income attributable to cash flow hedges includes amortization of accumulated other comprehensive loss that resulted from termination of certain interest rate swap contracts.

		Year Ended
		December 31,
Derivative Instruments:	Location of Gain (Loss) Recognized in the Statement of Income:	2018	2017	2016
Interest rate swaps - cash flow hedges	Interest income	$(4,497)	$(280)	$2,310
Interest rate swaps - fair value hedges	Interest expense	(2,343)	829	-
All other instruments	Other noninterest income	5,368	5,870	5,196
Total		$(1,472)	$6,419	$7,506

Credit Risk-Related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial counterparty to terminate the contracts in certain circumstances, such as the downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. As of December 31, 2018,  the Company was not in violation of any such provisions.

Offsetting Assets and Liabilities

The Bank’s derivative instruments to certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero. Agreements with certain bilateral counterparties require both parties to maintain collateral in the event that the fair values of derivative instruments exceed established exposure thresholds. For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses. The Company reflects its derivative assets and liabilities net of the central clearing party variation margin account in the Statements of Income. Offsetting information in regards to derivative assets and liabilities subject to these master netting agreements at December 31, 2018 and 2017 is presented in the following tables:

December 31, 2018
		Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Statement of Financial Position	Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$16,167	$(12,842)	$3,325	$1,846	$—	$1,479
Derivative Liabilities	$23,811	$(21,651)	$2,160	$1,846	$2,871	$(2,557)

December 31, 2017
		Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Statement of Financial Position	Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$7,155	$(5,007)	$2,148	$2,148	$—	$—
Derivative Liabilities	$24,015	$(20,077)	$3,938	$2,148	$4,099	$(2,309)

The Company has excess collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

Note 11. Stockholders’ Equity

Common Shares Outstanding

Shares outstanding exclude treasury shares of 0.9 million and 1.2 million with a first-in-first-out cost basis of $18.5 million and $25.5 million at December 31, 2018 and 2017, respectively.  Shares outstanding also exclude unvested restricted share awards of 1.3 million and 1.5 million at December 31, 2018 and 2017, respectively.

Stock Repurchase Program

On May 24, 2018, the Company’s board of directors approved a stock buyback program that authorized the repurchase of up to 5%, or approximately 4.3 million shares of its outstanding common stock. The approved program allows the Company to repurchase its common shares either in the open market in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions with non-affiliated sellers or as otherwise determined by the Company in one or more transactions, from time to time until December 31, 2019. The Company is not obligated to purchase any shares under this program, and the board of directors may terminate or amend the program at any time prior to the expiration date. During the fourth quarter of 2018, the Company repurchased 200,000 shares of its common stock at an average price of $41.30 per share.

Stock Issuance

On December 16, 2016, the Company completed the issuance and sale of 6.3 million shares of common stock at a purchase price of $41.00 per share for total proceeds of $259 million, net of issuance cost. A portion of the proceeds were to support the purchase of assets in the FNBC I transaction.

Accumulated Other Comprehensive Income (Loss)

A roll forward of the components of AOCI is included as follows:

(in thousands)	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Cash Flow Hedges	Total
Balance, December 31, 2015	$4,268	$(16,795)	$(67,890)	$(178)	$(80,595)
Net change in unrealized gain (loss)	(49,839)	—	—	(7,507)	(57,346)
Reclassification of net (gain) loss realized
and included in earnings	(1,912)	—	5,928	—	4,016
Valuation adjustment for employee benefit plans	—	—	(12,748)	—	(12,748)
Amortization of unrealized net loss on securities
transferred to held to maturity	—	3,830	—	—	3,830
Income tax expense (benefit)	(18,804)	1,427	(2,209)	(2,725)	(22,311)
Balance, December 31, 2016	$(28,679)	$(14,392)	$(72,501)	$(4,960)	$(120,532)
Net change in unrealized (loss) gain	6,903	—	—	(7,328)	(425)
Reclassification of net loss realized
and included in earnings	—	—	5,201	600	5,801
Valuation adjustment for pension plan amendment	—	—	17,315	—	17,315
Other valuation adjustment for employee benefit plans	—	—	(10,929)	—	(10,929)
Amortization of unrealized net loss on securities
transferred to held to maturity	—	3,786	—	—	3,786
Income tax expense (benefit)	1,067	1,393	4,228	(2,600)	4,088
Reclassification of certain tax effects (a)	6,669	2,586	13,936	2,139	25,330
Balance, December 31, 2017	$(29,512)	$(14,585)	$(79,078)	$(11,227)	$(134,402)
Net change in unrealized loss	(52,060)	—	—	(697)	(52,757)
Reclassification of net loss realized
and included in earnings	25,480	—	4,989	4,497	34,966
Other valuation adjustment for employee benefit plans	—	—	(45,198)	—	(45,198)
Amortization of unrealized net loss on securities
transferred to held to maturity	—	3,296	—	—	3,296
Income tax expense (benefit)	(5,967)	755	(9,040)	866	(13,386)
Balance, December 31, 2018	$(50,125)	$(12,044)	$(110,247)	$(8,293)	$(180,709)

(a)	Represents the reclassification of stranded income tax effects to Retained Earnings upon adoption of ASU 2018-02. The adjustment is discussed in more detail later in this footnote.

AOCI is reported as a component of stockholders’ equity. AOCI includes unrealized gains and losses on available for sale (“AFS”) securities and unrealized losses on AFS securities that were transferred to held to maturity (“HTM”) securities in the third quarter of 2013. Such amounts on the transferred securities are being amortized over the estimated remaining life of the security as an adjustment to yield, offsetting the related amortization of the net premium created in the transfer. Subject to certain thresholds, unrealized losses on employee benefit plans will be reclassified into income as pension and post retirement costs are recognized over the remaining service period of plan participants. Accumulated gains/losses on the cash flow hedge of the variable-rate loans described in Note 10 - Derivatives will be reclassified into income over the life of the hedge. Gains (losses) in AOCI are net of deferred income taxes.

The following table shows the line items in the consolidated statements of income affected by amounts reclassified from AOCI:

Amount reclassified from AOCI (a)	Years Ended December 31,		Increase (decrease) in affected line
(in thousands)	2018	2017	item in the statements of income
Gain (loss) on sale of AFS securities	$(25,480)	$—	Securities transactions
Tax effect	5,720	—	Income taxes
Net of tax	(19,760)	—	Net income
Amortization of unrealized net loss on
securities transferred to HTM	$(3,296)	$(3,786)	Interest income
Tax effect	755	1,393	Income taxes
Net of tax	(2,541)	(2,393)	Net income
Amortization of defined benefit pension and
post-retirement items	$(4,989)	$(5,201)	Other noninterest expense
Tax effect	1,122	1,898	Income taxes
Net of tax	(3,867)	(3,303)	Net income
Reclassification of unrealized gain on cash flow hedges	$1,072	$—	Interest income
Tax effect	(244)	—	Income taxes
Net of tax	828	—	Net income
Amortization of loss on terminated cash flow hedges	(5,569)	(600)	Interest expense
Tax effect	1,269	232	Income taxes
Net of tax	(4,300)	(368)	Net income
Total reclassifications, net of tax	$(30,468)	$(6,064)	Net income

(a)	Amounts in parenthesis indicate reduction in net income.

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

To evaluate capital adequacy, regulators compare an institution’s regulatory capital ratios with their agency guidelines, as well as with the guidelines established as part of the uniform regulatory framework for prompt corrective supervisory action toward financial institutions. The framework for prompt corrective action categorizes capital levels into one of five classifications rating from well-capitalized to critically under-capitalized. For an institution to be eligible to be classified as well capitalized its total risk-based capital ratios must be at least 10.0% for total capital, 6.5% for Tier 1 Common Equity and 8.0% for Tier 1 capital, and its leverage ratio must be at least 5.0%. In reaching an overall conclusion on capital adequacy or assigning a classification under the uniform framework, regulators also consider other subjective and quantitative measures of risk associated with an institution. The Company and the Bank were deemed to be well capitalized based upon the most recent notifications from their regulators. There are no conditions or events since those notifications that management believes would change the classifications. At December 31, 2018 and 2017, the Company and the Bank were in compliance with all of their respective minimum regulatory capital requirements.

Following is a summary of the actual regulatory capital amounts and ratios for the Company and the Bank together with corresponding regulatory capital requirements at December 31, 2018 and 2017. The Company’s and Bank’s regulatory filings for quarters ending March 31, 2018 and prior were filed in the names of Hancock Holding Company and Whitney Bank, respectively.

	Actual		Required for Minimum Capital Adequacy		Required To Be Well Capitalized
($ in thousands)	Amount	Ratio %	Amount	Ratio %	Amount	Ratio %
At December 31, 2018
Tier 1 leverage capital
Hancock Whitney Corporation	$2,391,762	8.67	$1,103,544	4.00	$1,379,430	5.00
Hancock Whitney Bank	2,351,090	8.54	1,101,372	4.00	1,376,715	5.00
Common equity tier 1 (to risk weighted assets)
Hancock Whitney Corporation	$2,391,762	10.48	$1,026,637	4.50	$1,482,920	6.50
Hancock Whitney Bank	2,351,090	10.32	1,025,355	4.50	1,481,068	6.50
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	$2,391,762	10.48	$1,368,849	6.00	$1,825,132	8.00
Hancock Whitney Bank	2,351,090	10.32	1,367,140	6.00	1,822,853	8.00
Total capital (to risk weighted assets)
Hancock Whitney Corporation	$2,736,276	11.99	$1,825,132	8.00	$2,281,415	10.00
Hancock Whitney Bank	2,545,604	11.17	1,822,053	8.00	2,278,566	10.00
At December 31, 2017
Tier 1 leverage capital
Hancock Whitney Corporation	$2,214,723	8.43	$1,051,025	4.00	$1,313,781	5.00
Hancock Whitney Bank	2,282,485	8.72	1,046,644	4.00	1,308,305	5.00
Common equity tier 1 (to risk weighted assets)
Hancock Whitney Corporation	$2,214,723	10.21	$976,303	4.50	$1,410,216	6.50
Hancock Whitney Bank	2,282,485	10.54	974,362	4.50	1,407,412	6.50
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	$2,214,723	10.21	$1,301,738	6.00	$1,735,650	8.00
Hancock Whitney Bank	2,282,485	10.54	1,299,150	6.00	1,732,200	8.00
Total capital (to risk weighted assets)
Hancock Whitney Corporation	$2,582,031	11.90	$1,735,650	8.00	$2,169,563	10.00
Hancock Whitney Bank	2,499,793	11.55	1,732,200	8.00	2,165,250	10.00

Regulatory Restrictions on Dividends

Regulatory policy statements provide that generally bank holding companies should pay dividends only out of current operating earnings and that the level of dividends must be consistent with current and expected capital requirements. Dividends received from the Bank have been the primary source of funds available to the Company for the payment of dividends to its stockholders. Federal and state banking laws and regulations restrict the amount of dividends the Bank may distribute to the Company without prior regulatory approval, as well as the amount of loans it may make to the Company. Dividends paid by the Bank are subject to approval by the Commissioner of Banking and Consumer Finance of the State of Mississippi.

Note 12. Noninterest Income and Noninterest Expense

During the fourth quarter of 2018, the Company sold the majority of its holdings of Visa Class B common shares. The sale resulted in a gain of approximately $33.2 million, which is included in net gain on sales of assets on the Consolidated Statement of Income. For more information on the circumstances surrounding the sale, refer to Note 10 – Derivatives.

The components of other noninterest income and other noninterest expense are as follows:

	Years Ended December 31,
(in thousands)	2018	2017	2016
Other noninterest income:
Income from bank-owned life insurance	$12,424	$11,473	$13,596
Credit-related fees	11,065	11,140	9,926
Other miscellaneous income	20,297	19,684	16,146
Total other noninterest income	$43,786	$42,297	$39,668

Other noninterest expense:
Advertising	$12,334	$15,031	$10,938
Corporate value and franchise taxes	13,595	12,797	8,741
Entertainment and contributions	11,359	8,260	7,122
Telecommunications and postage	14,659	14,686	13,146
Other retirement expense	(18,661)	(15,249)	(10,496)
Other miscellaneous expense	47,407	46,548	45,313
Total other noninterest expense	$80,693	$82,073	$74,764

Note 13. Income Taxes

Income tax expense included in net income consisted of the following components:

	Years Ended December 31,
(in thousands)	2018	2017	2016
Included in net income
Current federal	$7,594	$38,859	$43,777
Current state	5,538	4,112	1,689
Total current provision	13,132	42,971	45,466
Deferred federal	41,078	48,653	(6,127)
Deferred state	4,136	1,178	(1,712)
Total deferred provision	45,214	49,831	(7,839)
Total included in net income	$58,346	$92,802	$37,627

During the year ended December 31, 2017, our deferred tax assets and liabilities were re-measured to reflect the lower income tax rate as a result of the Tax Cut and Jobs Act (“Tax Act”). ASU 2018-05 provided a measurement period not to exceed one year from the enactment date of the Tax Act to record amounts related to the impacts of the Tax Act. At December 31, 2018, the measurement period has transpired; no adjustments were deemed necessary to the provisional amounts originally recorded.

Except for the 2017 re-measurement charge of deferred tax asset related to AOCI, income tax expense does not reflect the tax effects of amounts recognized in other comprehensive income and in AOCI, a separate component of stockholders’ equity.  These amounts include unrealized gains and losses on securities available for sale or transferred to held to maturity, unrealized gains and losses on derivatives and hedging transactions, and valuation adjustments of defined benefit and other post-retirement benefit plans. Refer to Note 11 – Stockholders’ Equity for additional information.

Temporary differences arise between the tax bases of assets or liabilities and their carrying amounts for financial reporting purposes. The expected tax effects from when these differences are resolved are recorded currently as deferred tax assets or liabilities.

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2018	2017
Deferred tax assets:
Allowance for loan losses	$45,198	$51,517
Employee compensation and benefits	12,796	9,783
Loan purchase accounting adjustments	1,132	6,441
Tax credit carryforward	2,059	21,274
Securities	17,390	12,250
State net operating loss	1,629	1,979
Other	18,431	13,763
Gross deferred tax assets	98,635	117,007
State valuation allowance	(1,629)	(1,979)
Net deferred tax assets	97,006	115,028
Deferred tax liabilities:
Fixed assets & intangibles	(44,277)	(42,597)
Lease financing	(23,605)	(12,285)
Other	(6,157)	(6,167)
Gross deferred tax liabilities	(74,039)	(61,049)
Net deferred tax asset	$22,967	$53,979

Reported income tax expense differed from amounts computed by applying the statutory income tax rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016 to earnings before income taxes. The primary differences are due to tax-exempt income, federal and state tax credits, excess tax benefits from stock-based compensation (beginning January 1, 2017 following the adoption of ASU 2016-09), and for 2018, a return to provision tax benefit realized from deductions claimed on the 2017 income tax returns associated with various tax initiatives associated with fixed assets and the pension plan, among other things. The main source of tax credits has been investments in tax-advantaged securities and tax credit projects. See the table in the Income Taxes section of Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional information regarding federal and state tax credits. A summary of the factors that impacted income tax expense follows.

	Years Ended December 31,
	2018		2017		2016
($ in thousands)	Amount	%	Amount	%	Amount	%
Taxes computed at statutory rate	$80,244	21.0%	$107,952	35.0%	$65,423	35.0%
Increases (decreases) in taxes resulting from:
State income taxes, net of federal income
tax benefit	8,770	2.3	4,288	1.4	2,104	1.1
Tax-exempt interest	(10,803)	(2.8)	(18,870)	(6.1)	(14,497)	(7.8)
Bank owned life insurance	(2,019)	(0.5)	(5,360)	(1.7)	(4,833)	(2.6)
Tax credits	(11,344)	(3.0)	(9,286)	(3.1)	(10,410)	(5.6)
Employee share-based compensation	(1,380)	(0.3)	(5,824)	(1.9)	—	—
FDIC assessment disallowance	2,818	0.7	—	—	—	—
Return to provision adjustment	(9,942)	(2.6)	(120)	—	(549)	(0.3)
Impact of deferred tax asset re-measurement	—	—	19,520	6.3	—	—
Other, net	2,002	0.5	502	0.2	389	0.3
Income tax expense	$58,346	15.3%	$92,802	30.1%	$37,627	20.1%

As of December 31, 2018, the Company had approximately $2.1 million in state tax credit carryforwards that originated in the tax years from 2011 through 2018 and begin expiring in 2021. These carryforwards are primarily from investments in state NMTC projects.

The Company had approximately $27.6 million in state net operating loss carryforwards that originated in the tax years 2004 through 2017 and begin expiring in 2024. A valuation allowance has been established for the state net operating loss carryforwards. The impact of this valuation allowance is immaterial to the financial statements.

The tax benefit of a position taken or expected to be taken in a tax return should be recognized when it is more likely than not that the position will be sustained on its technical merits.  The liability for unrecognized tax benefits was immaterial at December 31, 2018,

2017 and 2016. The Company does not expect the liability for unrecognized tax benefits to change significantly during 2019. The Company recognizes interest and penalties, if any, related to income tax matters in income tax expense, and the amounts recognized during 2018, 2017 and 2016 were insignificant.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Generally, the returns for years prior to 2015 are no longer subject to examination by taxing authorities.

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

A summary of the information used in the computation of earnings per common share follows:

	Years Ended December 31,
($ in thousands, except per share data)	2018	2017	2016
Numerator:
Net income to common shareholders	$323,770	$215,632	$149,296
Net income allocated to participating securities -- basic and diluted	5,930	4,670	3,598
Net income allocated to common shareholders - basic and diluted	$317,840	$210,962	$145,698
Denominator:
Weighted-average common shares - basic	85,355	84,695	77,850
Dilutive potential common shares	166	268	99
Weighted average common shares - diluted	85,521	84,963	77,949
Earnings per common share:
Basic	$3.72	$2.49	$1.87
Diluted	$3.72	$2.48	$1.87

Potential common shares consist of employee and director stock options, unvested performance share awards, and deferred restricted units. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be anti-dilutive, i.e., increase earnings per share or reduce a loss per share. Weighted-average anti-dilutive potential common shares totaled 5,129 for the year ended December 31, 2018, 10,551 for the year ended December 31, 2017, and 572,512 for the year ended December 31, 2016.

Note 15. Segment Reporting

Accounting standards require that information be reported about a company’s operating segments using a “management approach.” Reportable segments are identified in these standards as those revenue-producing components for which discrete financial information is produced internally and which are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. Consistent with the Company’s strategy that is focused on providing a consistent package of banking products and services across all markets, the Company has identified its overall banking operations as its only reportable segment. Because the overall banking operations comprise substantially all of the consolidated operations, no separate segment disclosures are presented.

Note 16. Retirement Benefit Plans

The Company offers a qualified defined benefit pension plan, the Hancock Whitney Corporation Pension Plan and Trust Agreement (“Pension Plan”), covering certain eligible associates. Eligibility is based on minimum age and service-related requirements. During the second quarter of 2017, the Pension Plan was amended to exclude any individual hired or rehired by the Company after June 30, 2017 from eligibility to participate. The Pension Plan amendment further provided that the accrued benefits of each participant in the Pension Plan whose combined age plus years of service as of January 1, 2018 totals less than 55 were to be frozen as of January 1, 2018 and not thereafter increase. As a result of the plan amendments, pension assets and the benefit obligations were re-measured as of June 30, 2017. The impact of the amendment to the benefit obligation was a reduction of $17.3 million. The Company makes contributions to this pension plan in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws, plus such additional amounts as the Company may determine to be appropriate. The Company was not required to make a contribution to the Pension Plan during 2018 or 2017. During 2018, the Company made a discretionary contribution of $39 million designated to the 2017 plan year as part of its income tax initiatives. Market conditions during the latter part of 2018 resulted in a decline in the Pension Plan’s asset value. The Company made a $100 million discretionary contribution to the Pension Plan during the first quarter of 2019, the timing and amount of which was determined with the intent to optimize investment return. The Company does not anticipate being required to make a contribution, nor does it anticipate making further discretionary contributions to the Pension Plan during 2019.

The Company also offers a defined contribution retirement benefit plan (401(k) plan), the Hancock Whitney Corporation 401(k) Savings Plan and Trust Agreement (“401(k) Plan”), that covers substantially all associates who have been employed 60 days and meet a minimum age requirement and employment classification criteria. The Company matches 100% of the first 1% of compensation saved by a participant, and 50% of the next 5% of compensation saved. Newly eligible associates are automatically enrolled at an initial 3% savings rate unless the associate actively opts out of participation in the plan. The 401(k) Plan was also amended during the second quarter of 2017 for participants whose benefits are frozen under the Pension Plan to add an enhanced Company contribution beginning January 1, 2018, in the amount of 2%,  4% or 6% of such participant’s eligible compensation, based on the participant’s age and years of service with the Company. The 401(k) Plan’s amendment further provided that the Company will contribute to the benefit of those associates of the Company hired or rehired after June 30, 2017 and those associates of the Company never enrolled in the Pension Plan an additional basic contribution in an amount equal to 2% of the associate’s eligible compensation beginning January 1, 2018. Participants will vest in the new basic and enhanced Company contributions upon completion of three years of service.

The Company’s 401(k) plan matching expense totaled $14.6 million, $8.4 million and $7.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

The Company assumed certain trends in health care costs in the determination of the benefit obligations. At December 31, 2018, the plans assumed a 7.5% increase in health costs for 2018, declining to 6.75% uniformly over a four year period, and then following the Getzen model thereafter. At December 31, 2018, the mortality assumption was based on Revised RP-2014 Employee and Healthy Annuitants Bottom Quartile Generational Mortality Table for Males and Females - Projected with Improvement Scale MP-2018. At December 31, 2017, the mortality assumption was based on the Revised RP-2014 Employee Health Annuitants Bottom Quartile Table for Males and Females, with projected improvement MP-2017.

The following tables detail the changes in the benefit obligations and plan assets of the defined benefit plans for the years ended December 31, 2018 and 2017 as well as the funded status of the plans at each year end and the amounts recognized in the Company’s consolidated balance sheets. The Company uses a December 31 measurement date for all defined benefit pension plans and other postretirement benefit plans.

	2018	2017	2018	2017
(in thousands)	Pension Benefits		Other Post- Retirement Benefits
Change in benefit obligation
Benefit obligation:
at beginning of year	$513,844	$479,281	$23,036	$22,481
Service cost	12,414	15,381	120	129
Interest cost	16,762	16,514	621	668
Plan participants' contributions	—	—	628	636
Plan amendments	—	(17,315)	—	—
Net actuarial gain (loss)	(30,796)	39,419	(6,717)	993
Benefits paid	(20,207)	(19,436)	(1,405)	(1,871)
Benefit obligation, end of year	492,017	513,844	16,283	23,036
Change in plan assets
Fair value of plan assets:
at beginning of year	564,365	515,555	—	—
Actual return on plan assets	(40,491)	68,307	—	—
Employer contributions	40,138	1,132	777	1,235
Plan participants' contributions	—	—	628	636
Benefit payments	(20,207)	(19,436)	(1,405)	(1,871)
Expenses	(1,187)	(1,193)	—	—
Fair value of plan assets, end of year	542,618	564,365	—	—
Funded status at end of year - net asset (liability)	$50,601	$50,521	$(16,283)	$(23,036)
Amounts recognized in accumulated other comprehensive loss
Unrecognized loss:
at beginning of year	$102,978	$115,910	$(732)	$(2,078)
Net actuarial loss (gain)	46,492	(12,932)	(6,283)	1,346
Unrecognized (gain) loss at end of year	$149,470	$102,978	$(7,015)	$(732)

Projected benefit obligation	$492,017	$513,844
Accumulated benefit obligation	467,300	489,075
Fair value of plan assets	542,618	564,365

The net funded status of $50.6 million for pension benefits plans includes an excess of plan assets over the benefit obligation of $65.1 million on the defined benefit pension plan, offset by an unfunded benefit obligation of $14.5 million for the nonqualified retirement plan.

The following table shows net periodic benefit cost included in expense and the changes in the amounts recognized in AOCI during 2018, 2017, and 2016.

	Years Ended December 31,
	2018	2017	2016	2018	2017	2016
($ in thousands)	Pension Benefits			Other Post-Retirement Benefits
Net periodic benefit cost
Service cost	$12,414	$15,381	$14,098	$120	$129	$170
Interest cost	16,762	16,514	16,907	621	668	773
Expected return on plan assets	(41,033)	(37,632)	(34,554)	—	—	—
Amortization of net loss/ prior service cost	5,423	5,554	5,783	(434)	(353)	145
Net periodic benefit cost	(6,434)	(183)	2,234	307	444	1,088
Other changes in plan assets and benefit obligations recognized in other comprehensive income, before taxes
Net (loss) gain recognized during the year	(5,423)	(5,554)	(5,783)	434	353	(145)
Net actuarial loss (gain)	51,915	(7,378)	12,128	(6,717)	993	620
Total recognized in other comprehensive income	46,492	(12,932)	6,345	(6,283)	1,346	475
Total recognized in net periodic benefit cost and other comprehensive income	$40,058	$(13,115)	$8,579	$(5,976)	$1,790	$1,563

Discount rate for benefit obligations	4.14%	3.57%	4.10%	4.10%	3.52%	3.95%
Discount rate for net periodic benefit cost	3.57%	4.10%	4.40%	3.52%	3.95%	4.32%
Expected long-term return on plan assets	7.25%	7.25%	7.25%	n/a	n/a	n/a
Rate of compensation increase	scaled *	scaled *	scaled *	n/a	n/a	n/a

*     Graded scale, declining from 7.00% at age 20 to 2.00% at age 60

The long term rate of return on plan assets is determined by using the weighted-average of historical real returns for major asset classes based on target asset allocations.  The discount rates for the benefit obligation were calculated by matching expected future cash flows to the Findley Pension Discount Curve (AA) in 2018 and the BPSM-AA Only Pension Discount Curve in 2017.

The following table presents expected plan benefit payments over the ten years succeeding December 31, 2018:

(in thousands)	Pension	Post-Retirement	Total
2019	$21,885	$1,036	$22,921
2020	23,009	1,037	24,046
2021	24,077	1,098	25,175
2022	25,168	1,030	26,198
2023	26,085	1,029	27,114
2024-2028	148,547	4,958	153,505
	$268,771	$10,188	$278,959

The expected benefit payments are estimated based on the same assumptions used to measure the Company’s benefit obligations at December 31, 2018.

The estimated amounts of actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year is $8.9 million.

The following table illustrates the effect on the annual periodic postretirement benefit costs and postretirement benefit obligation of a 1% increase or 1% decrease in the assumed health care cost trend rates from the rates assumed at December 31, 2018:

	1% Decrease	Assumed	1% Increase
(in thousands)	in Rates	Rates	in Rates
Aggregated service and interest cost	$666	$741	$834
Postretirement benefit obligation	14,949	16,281	17,894

The fair values of pension plan assets at December 31, 2018 and 2017, by asset category, are shown in the following tables. The fair value is presented based on the Financial Accounting Standards Board’s fair value hierarchy that prioritizes inputs into the valuation techniques used to measure fair value.  Level 1 uses quoted prices in active markets for identical assets, Level 2 uses significant observable inputs, and Level 3 uses significant unobservable inputs. In accordance with Subtopic 820-10 common trust funds are reported at fair value using net asset value per share (or its equivalent) as a practical expedient and are not classified in the fair value hierarchy.

For all investments, the plan attempts to use quoted market prices of identical assets on active exchanges, or Level 1 measurements. Where such quoted market prices are not available, the plan will use quoted prices for similar instruments or discounted cash flows to estimate the value, reported as Level 2.

	December 31, 2018
Fair Value Measurements by Asset Category / Fund	Level 1	Level 2	Level 3	Total
(in thousands)
Cash and equivalents	$8,643	$—	$—	$8,643
Total cash and cash equivalents	8,643	—	—	8,643

Fixed income securities	19,856	97,025	—	116,881
Mutual fund-fixed income	31,556	—	145	31,701
Total fixed income	51,412	97,025	145	148,582

Domestic and foreign stock	80,813	6	—	80,819
Mutual funds-equity	150,466	—	—	150,466
Total equity	231,279	6	—	231,285
Total assets at fair value	291,334	97,031	145	388,510
Common trust funds (fixed income)	—	—	—	125,706
Common trust fund (real assets)	—	—	—	28,402
Total	$291,334	$97,031	$145	$542,619

	December 31, 2017
Fair Value Measurements by Asset Category / Fund	Level 1	Level 2	Level 3	Total
(in thousands)
Cash and equivalents	$5,496	$—	$—	$5,496
Total cash and cash equivalents	5,496	—	—	5,496

Fixed income securities	—	113,169	162	113,331
Mutual fund-fixed income	31,839	—	—	31,839
Total fixed income	31,839	113,169	162	145,170

Domestic and foreign stock	102,416	6	—	102,422
Mutual funds-equity	168,299	—	—	168,299
Total equity	270,715	6	—	270,721
Total assets at fair value	308,050	113,175	162	421,387
Common trust funds (fixed income)	—	—	—	114,068
Common trust fund (real assets)	—	—	—	28,910
Total	$308,050	$113,175	$—	$564,365

The following table presents the percentage allocation of the plan assets by asset category and corresponding target allocations at December 31, 2018 and 2017.

	Plan Assets		Target Allocation
	at December 31,		at December 31,
Asset category	2018	2017	2018	2017
Cash and equivalents	1%	1%	0 - 5%	0 - 5%
Fixed income securities	51	46	35 - 63%	35 - 63%
Equity securities	43	48	35 - 51%	35 - 51%
Real assets	5	5	0 - 12%	0 - 12%
	100%	100%

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

As of December 31, 2018 there were 1.1 million shares available for future issuance under the 2014 equity compensation plan.

For the years ended December 31, 2018,  2017 and 2016, total share-based compensation recognized in income was $19.8 million,  $17.6 million and $14.3 million, respectively. The total recognized tax benefit related to the share-based compensation was $5.8 million, $13.3 million and $5.2 million for 2018,  2017 and 2016, respectively.

A summary of stock option activity for 2018 is presented below:

Options	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2018	88,301	$34.84	2.8	$1,294
Exercised	(35,317)	37.39		592
Expired	(6,119)	42.82		10
Outstanding at December 31, 2018	46,865	$31.88	2.6	$164
Exercisable at December 31, 2018	46,685	$31.88	2.6	$164

The exercise price for stock options is set at the closing market price of the Company’s stock on the date immediately preceding the date of grant, except for the exercise price of certain options granted to major stockholders which is set at 110% of the market price. Option awards generally vest equally over five years of continuous service and have ten-year contractual terms.

The total intrinsic value of options exercised during 2018 was $0.6 million. The total intrinsic value of options exercised during 2017 and 2016 was $4.3 million, and $0.5 million, respectively.

A summary of the Company’s nonvested restricted and performance shares for the year ended December 31, 2018 is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value ($)
Nonvested at January 1, 2018	1,708,942	$37.05
Granted	647,376	39.70
Vested	(792,084)	33.94
Cancelled/Forfeited	(70,193)	36.13
Nonvested at December 31, 2018	1,494,041	$39.89

As of December 31, 2018,  there was $54.3 million of total unrecognized compensation expense related to nonvested restricted and performance shares expected to vest. This compensation is expected to be recognized in expense over a weighted-average period of 3.5 years. The total fair value of shares which vested during 2018 and 2017 was $26.2 million and $26.3 million, respectively.

In 2018, the Company granted 26,147 performance shares subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $51.13 per share and 26,147 performance shares subject to a core earnings per share performance metric with a grant date fair value of $44.84 per share to key members of executive management. The number of performance shares subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 43 regional banks.  The fair value of the performance shares subject to TSR at the grant date was determined using a Monte Carlo simulated method.  The number of performance shares subject to core earnings per share that ultimately vest will be based on the Company’s attainment of certain core earnings per share goals over the two-year performance period.   The maximum number of performance shares that could vest is 200% of the target award.  Compensation expense for these performance shares will be recognized on a straight-line basis over the three-year service period.

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

The contract amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. These off-balance sheet financial instruments are summarized below:

	December 31,
(in thousands)	2018	2017
Commitments to extend credit	$7,234,528	$6,689,033
Letters of credit	365,498	348,377

Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business. Management does not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on the consolidated financial position or liquidity of the Company.

Lease Commitments

The Company currently is obligated under a number of non-cancelable operating leases for buildings and equipment. Certain of these leases have escalation clauses and renewal options. Future minimum lease payments for non-cancelable operating leases with initial terms in excess of one year were as follows at December 31, 2018:

(in thousands)	Operating Leases
2019	$18,476
2020	17,059
2021	15,780
2022	15,506
2023	14,373
Thereafter	101,402
Total minimum lease payments	$182,596

Rental expense approximated $18.2 million, $17.0 million and $11.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.

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

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$71,706	$—	$71,706
Municipal obligations	—	240,427	—	240,427
Corporate debt securities	—	3,500	—	3,500
Residential mortgage-backed securities	—	1,443,402	—	1,443,402
Commercial mortgage-backed securities	—	770,077	—	770,077
Collateralized mortgage obligations	—	161,925	—	161,925
Total available for sale securities	—	2,691,037	—	2,691,037
Derivative assets (1)	—	16,980	—	16,980
Total recurring fair value measurements - assets	$—	$2,708,017	$—	$2,708,017
Liabilities	—		—
Derivative liabilities (1)	$—	$14,923	$7,304	$22,227
Total recurring fair value measurements - liabilities	$—	$14,923	$7,304	$22,227

(1)	For further disaggregation of derivative assets and liabilities, see Note 10 – Derivatives.

	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$97,272	$—	$97,272
Municipal obligations	—	243,786	—	243,786
Corporate debt securities	—	3,500	—	3,500
Residential mortgage-backed securities	—	1,715,213	—	1,715,213
Commercial mortgage-backed securities	—	687,135	—	687,135
Collateralized mortgage obligations	—	163,963	—	163,963
Total available for sale securities	—	2,910,869	—	2,910,869
Derivative assets (1)	—	14,157	—	14,157
Total recurring fair value measurements - assets	$—	2,925,026	$—	2,925,026
Liabilities			—
Derivative liabilities (1)	$—	$14,389	$—	$14,389
Total recurring fair value measurements - liabilities	$—	$14,389	$—	$14,389

(1)	For further disaggregation of derivative assets and liabilities, see Note 10 – Derivatives.

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

For the Company’s derivative financial instruments designated as hedges and those under the customer interest rate program, the fair value is obtained from a third-party pricing service that uses an industry-standard discounted cash flow model that relies on inputs, LIBOR swap curves, Overnight Index swap rate curves, observable in the marketplace. To comply with the accounting guidance, credit valuation adjustments are incorporated in the fair values to appropriately reflect nonperformance risk for both the Company and the counterparties. Although the Company has determined that the majority of the inputs used to value these derivative instruments fall within level 2 of the fair value hierarchy, the credit value adjustments utilize level 3 inputs, such as estimates of current credit spreads. The Company has determined that the impact of the credit valuation adjustments is not significant to the overall valuation of these derivatives. As a result, the Company has classified its derivative valuations for these instruments in level 2 of the fair value hierarchy. The Company’s policy is to measure counterparty credit risk quarterly for all derivative instruments subject to master netting arrangements consistent with how market participants would price the net risk exposure at the measurement date.

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

The Company’s Level 3 liability consists of a derivative contract with the purchaser of 192,163 shares of Visa Class B common stock. Pursuant to the agreement, the Company retains the risks associated with the ultimate conversion of the Visa Class B common shares into shares of Visa Inc. Class A common stock, such that the counterparty will be compensated for any dilutive adjustments to the conversion ratio and the Company will be compensated for any anti-dilutive adjustments to the ratio. The agreement also requires periodic payments by the Company to the counterparty calculated by reference to the market price of Visa Class A common shares at the time of sale and a fixed rate of interest that steps up once after the eighth scheduled quarterly payment. The fair value of the liability is determined using a discounted cash flow methodology. The significant unobservable inputs used in the fair value measurement are the Company’s own assumptions about estimated changes in the conversion rate of the Visa Class B common shares into Visa Class A common shares, the date on which such conversion is expected to occur and the estimated growth rate of the Visa Class A common share price. Refer to Note 10 – Derivatives for information about the derivative contract with the counterparty.

The Company believes its valuation methods for its assets and liabilities carried at fair value are appropriate; however, the use of different methodologies or assumptions, particularly as applied to Level 3 assets and liabilities, could have a material effect on the computation of their estimated fair values.

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements

The table below presents a rollforward of the amounts on the consolidated balance sheet for the year ended December 31, 2018 for financial instruments of a material nature that are classified within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis:

(in thousands)

Beginning balance	$-
Entry into derivative contract	7,304
Ending balance	$7,304

The table below provides an overview of the valuation techniques and significant unobservable inputs used in those techniques to measure the financial instrument measured on a recurring basis and classified within Level 3 of the valuation. The range of sensitivities that management utilized in its fair value calculations is deemed acceptable in the industry with respect to the identified financial instrument.

(in thousands)

Level 3 Class	Fair Value at December 31, 2018	Valuation Technique	Unobservable Input	Values Utilized
			VISA Class A Appreciation	6.0% - 18.0%
Other derivative liability	$7,304	Discounted cash flow	Conversion rate	1.62x - 1.59x
			Time until resolution	24 - 48 months

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

The following table presents for each of the fair value hierarchy levels the Company’s financial assets that are measured at fair value on a nonrecurring basis:

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$170,918	$—	$170,918
Other real estate and foreclosed assets, net	—	—	14,594	14,594
Total nonrecurring fair value measurements	$—	$170,918	$14,594	$185,512

	December 31, 2017
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$184,205	$—	$184,205
Other real estate and foreclosed assets, net	—	—	19,608	19,608
Total nonrecurring fair value measurements	$—	$184,205	$19,608	$203,813

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

Derivative Financial Instruments – The fair value measurements for derivative financial instruments were discussed earlier in the note.

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amount at December 31, 2018 and 2017.

	December 31, 2018
				Total	Carrying
(in thousands)	Level 1	Level 2	Level 3	Fair Value	Amount
Financial assets:
Cash, interest-bearing bank
deposits, and federal funds sold	$494,466	$—	$—	$494,466	$494,466
Available for sale securities	—	2,691,037	—	2,691,037	2,691,037
Held to maturity securities	—	2,935,856	—	2,935,856	2,979,547
Loans, net	—	170,918	19,555,969	19,726,887	19,831,897
Loans held for sale	—	28,150	—	28,150	28,150
Derivative financial instruments	—	16,980	—	16,980	16,980
Financial liabilities:
Deposits	$—	$—	$23,129,574	$23,129,574	$23,150,185
Federal funds purchased	425	—	—	425	425
Securities sold under agreements
to repurchase	428,599	—	—	428,599	428,599
Short-term FHLB Borrowings	1,160,104	—	—	1,160,104	1,160,104
Long-term debt	—	223,135	—	223,135	224,993
Derivative financial instruments	—	14,923	7,304	22,227	22,227

	December 31, 2017
				Total	Carrying
(in thousands)	Level 1	Level 2	Level 3	Fair Value	Amount
Financial assets:
Cash, interest-bearing bank
deposits, and federal funds sold	$479,332	$—	$—	$479,332	$479,332
Available for sale securities	—	2,910,869	—	2,910,869	2,910,869
Held to maturity securities	—	2,962,010	—	2,962,010	2,977,511
Loans, net	—	184,205	18,403,303	18,587,508	18,786,855
Loans held for sale	—	39,865	—	39,865	39,865
Derivative financial instruments	—	14,157	—	14,157	14,157
Financial liabilities:
Deposits	$—	$—	$22,238,847	$22,238,847	$22,253,202
Federal funds purchased	140,754	—	—	140,754	140,754
Securities sold under agreements
to repurchase	430,569	—	—	430,569	430,569
FHLB Borrowings	1,132,567	—	—	1,132,567	1,132,567
Long-term debt	—	303,631	—	303,631	305,513
Derivative financial instruments	—	14,389	—	14,389	14,389

Note 20. Condensed Parent Company Information

The following condensed financial statements reflect the accounts and transactions of Hancock Whitney Corporation only:

Condensed Balance Sheets

	December 31,
(in thousands)	2018	2017
Assets:
Cash	$153,939	$71,328
Securities available for sale	—	58,521
Investment in bank subsidiaries	3,040,186	2,953,032
Investment in non-bank subsidiaries	26,274	22,670
Due from subsidiaries and other assets	6,868	14,010
	$3,227,267	$3,119,561
Liabilities and Stockholders' Equity:
Long term debt	$145,396	$234,135
Other liabilities	531	477
Stockholders' equity	3,081,340	2,884,949
	$3,227,267	$3,119,561

Condensed Statements of Income

	Years Ended December 31,
(in thousands)	2018	2017	2016
Operating Income
From subsidiaries
Cash dividends received from bank subsidiaries	$200,000	$90,000	$120,000
Noncash dividend from bank subsidiaries	—	11,708	—
Equity in earnings of subsidiaries greater than
dividends received	137,914	124,531	39,293
Total operating income	337,914	226,239	159,293
Other expense, net	(18,728)	(16,931)	(16,614)
Income tax benefit	(4,584)	(6,324)	(6,617)
Net income	$323,770	$215,632	$149,296
Other comprehensive income (loss), net of tax	(46,307)	11,460	(39,937)
Comprehensive income	$277,463	$227,092	$109,359

Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2018	2017	2016
Cash flows from operating activities - principally
dividends received from subsidiaries	$216,270	$111,591	$122,528
Net cash provided by operating activities	216,270	111,591	122,528
Cash flows from investing activities
Contribution of capital to subsidiary	—	(270,000)	(21,000)
Proceeds from sale of securities available for sale	47,557	—	—
Proceeds from principal paydowns of securities available for sale	9,091	11,015	13,827
Net cash provided by (used in) investing activities	56,648	(258,985)	(7,173)
Cash flows from financing activities:
Repayment of long term debt	(89,200)	(17,900)	(17,900)
Dividends paid to stockholders	(88,838)	(83,266)	(77,012)
Repurchase of common stock	(8,267)	—	—
Proceeds from issuance of common stock	4,693	15,312	262,961
Payroll tax remitted on net share settlement of equity awards	(8,695)	(11,881)	(3,178)
Other, net	—	—	(133)
Net cash provided by (used in) financing activities	(190,307)	(97,735)	164,738
Net increase (decrease) in cash	82,611	(245,129)	280,093
Cash, beginning of year	71,328	316,457	36,364
Cash, end of year	$153,939	$71,328	$316,457

Note 21. Subsequent Event

The Company has a lease financing facility to a borrower, DC Solar, that sold and managed mobile solar generators. The borrower filed for Chapter 11 bankruptcy protection in February 2019. Also in February 2019, the Company became aware of an affidavit from a Federal Bureau of Investigation special agent that alleged this borrower was operating a potentially fraudulent Ponzi-type scheme and that the majority of mobile solar generators sold to investors and managed by the borrower and the majority of the related lease revenues claimed to have been received by the borrower may not have existed. The Company has potential loss exposure of up to $11 million that could result in a charge to the allowance for loan and lease losses.

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

Management, including our principal executive officer and principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures and based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of its principal executive and principal financial officers, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form Y-9 C) and compliance with specific laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

PricewaterhouseCoopers, LLP, the independent registered public accounting firm that audited the Company’s financial statements included in Item 8. “Financial Statements and Supplementary Data,” has issued an attestation report on the Company’s internal control over financial reporting, which is also included in Item 8.

Based on the foregoing evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2018.

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

Hancock Whitney Corporation will hold its Annual Meeting of Shareholders of common stock on Wednesday, April 24, 2019, at 10:30 a.m. Central Daylight Time at Hancock Whitney Plaza, 2510 14th Street, Gulfport, Mississippi.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors will appear in our definitive proxy statement to be filed with the Securities and Exchange Commission for our 2019 annual meeting of shareholders under the caption “Information About Directors.” Information concerning compliance with Section 16(a) of the Exchange Act will appear in our proxy statement under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.” Information concerning our code of business ethics for officers and associates, our code of ethics for financial officers, and our code of ethics for directors will appear in our proxy statement under the caption “Transactions with Related Persons.” Information concerning our audit committee will appear in our proxy statement under the caption “Board of Directors and Corporate Governance – Board Committees – Audit Committee.” The information set forth under each such caption is incorporated herein by reference. The information required by Item 10 of this Report regarding our executive officers appears in a separately captioned heading in Item 1 of this Report.

ITEM 11.     EXECUTIVE COMPENSATION

Information concerning our executive and director compensation will appear in our definitive proxy statement relating to our 2019 annual meeting of shareholders under the caption “Executive Compensation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Potential Payments Upon Termination or Change in Control” and “Shareholder Proposals for the 2020 Annual Meeting.” Information concerning our compensation committee interlocks and insider participation and our compensation committee report will appear in our proxy statement under the caption “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” respectively. Such information is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of certain beneficial owners and management will appear in our definitive proxy statement relating to our 2019 annual meeting of shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management.” The information set forth under each such caption is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions will appear in our definitive proxy statement relating to our 2019 annual meeting of shareholders under the caption “Transactions with Related Persons.” Information concerning director independence will appear in our proxy statement under the caption “Board of Directors and Corporate Governance.” The information set forth under each such caption is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services will appear in our definitive proxy statement relating to our 2019 annual meeting of shareholders under the caption “Independent Registered Public Accounting Firm.” Such information is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:

1.	The following consolidated financial statements of Hancock Whitney Corporation and subsidiaries are filed as part of this Report under Item 8. “Financial Statements and Supplementary Data”:

Consolidated Balance Sheets – December 31, 2018 and 2017

Consolidated Statements of Income – Years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Other Comprehensive Income – Years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Changes in Stockholders’ Equity– Years ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows –Years ended December 31, 2018, 2017 and 2016

Notes to Consolidated Financial Statements – December 31, 2018

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

2.1

Purchase Agreement by and between Whitney Bank and First NBC Bank, dated as of December 30, 2016 (filed as Exhibit 1.1 to the Company’s Form 8-K (File No. 001-36872) filed with the Commission on January 6, 2017 and incorporated herein by reference).

2.2

Purchase Agreement by and between Whitney Bank and the FDIC, dated as of April 28, 2017 (filed as Exhibit 1.1 to the Company’s 8-K (File No. 001-36872) filed with the Commission on May 3, 2017 and incorporated herein by reference).

3.1	Composite Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s 8-K (File No. 001-36872) filed with the Commission on May 24, 2018 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s 8-K (File No. 001-36872) filed with the Commission on May 24, 2018 and incorporated herein by reference).

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

*10.13

Amended and Restated Hancock Whitney Corporation 2010 Employee Stock Purchase Plan, effective July 1, 2018 (filed as Exhibit 10.1 to the Company’s Form 10-Q (File No. 001-36872) filed with the Commission on November 2, 2018 and incorporated herein by reference).

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

HANCOCK WHITNEY CORPORATION
Registrant

February 28, 2019	By:	/s/ John M. Hairston
Date		John M. Hairston
President & Chief Executive Officer (Principal Executive Officer)

February 28, 2019	By:	/s/ Michael M. Achary
Date		Michael M. Achary
Senior Executive Vice President & Chief Financial Officer (Principal Financial Officer)

February 28, 2019	By:	/s/ Stephen E. Barker
Date		Stephen E. Barker
Executive Vice President & Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ James B. Estabrook, Jr. James B. Estabrook, Jr.	Chairman of the Board, Director	February 28, 2019

/s/ Frank E. Bertucci Frank E. Bertucci	Director	February 28, 2019

/s/ Hardy B. Fowler Hardy B. Fowler	Director	February 28, 2019

/s/ Randall W. Hanna	Director	February 28, 2019
Randall W. Hanna

/s/ James H. Horne James H. Horne	Director	February 28, 2019

/s/ Jerry L. Levens Jerry L. Levens	Director	February 28, 2019

/s/ Constantine S. Liollio Constantine S. Liollio	Director	February 28, 2019

(signatures continued)

/s/ Sonya C. Little Sonya C. Little	Director	February 28, 2019

/s/ Eric J. Nickelsen Eric J. Nickelsen	Director	February 28, 2019

/s/ Thomas H. Olinde Thomas H. Olinde	Director	February 28, 2019

/s/ Christine L. Pickering Christine L. Pickering	Director	February 28, 2019

/s/ Robert W. Roseberry	Director	February 28, 2019
Robert W. Roseberry

/s/ Joan C. Teofilo Joan C. Teofilo	Director	February 28, 2019

/s/ C. Richard Wilkins C. Richard Wilkins	Director	February 28, 2019