Form 10-Q
period 2019-03-31
HANCOCK WHITNEY CORP
filed 2019-05-08
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒   Yes     ☐   No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      ☒   Yes     ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition s of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐   Yes     ☒   No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $3.33 per share	HWC	Nasdaq

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

85,720,238 common shares were outstanding as of April 30, 2019.

Hancock Whitney Corporation

Hancock Whitney Corporation

Glossary of Defined Terms

Entities:

Hancock Whitney Corporation – a financial holding company registered with the Securities and Exchange Commission

Hancock Whitney Bank – a wholly-owned subsidiary of Hancock Whitney Corporation through which Hancock Whitney Corporation conducts its banking operations

Company – Hancock Whitney Corporation and its wholly-owned subsidiaries

Parent – Hancock Whitney Corporation, exclusive of its subsidiaries

Bank – Hancock Whitney Bank

Other Terms:

AFS – available for sale securities

AOCI – accumulated other comprehensive income or loss

ALLL – allowance for loan and lease losses

ASC – Accounting Standards Codification

ASU – Accounting Standards Update

ATM - automated teller machine

Basel III - Basel Committee's 2010 Regulatory Capital Framework (Third Accord)

Beta – amount by which deposit or loan costs change in response to movement in short-term interest rates

Beige Book - Federal Reserve’s Summary of Commentary on Current Economic Conditions

BOLI – Bank-owned life insurance

bp(s) – Basis point(s)

C&I – commercial and industrial loans

Capital One – Capital One, National Association, from which the Company acquired a trust and asset management business in July 2018.

CECL – Current Expected Credit Losses, the Accounting Standards Update effective for the Company on January 1, 2020

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

HTM – held to maturity securities

LIBOR – London Interbank Offered Rate

LIHTC – Low Income Housing Tax Credit

MD&A – management’s discussion and analysis of financial condition and results of operations

MidSouth – MidSouth Bancorp, Inc., an entity the Company has agreed to acquire under an Agreement and Plan of Merger dated April 30, 2019

NAICS – North American Industry Classification System

NII – Net interest income

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

TDR – troubled debt restructuring (as defined in ASC 310-40)

TSR – total shareholder return

U.S. Treasury – The United States Department of the Treasury

Part I.  Financial Information

Item 1. Financial Statements

Hancock Whitney Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except per share data)	2019	2018
ASSETS
Cash and due from banks	$360,194	$383,372
Interest-bearing bank deposits	163,232	110,579
Federal funds sold	530	515
Securities available for sale, at fair value (amortized cost of $2,698,865 and $2,755,806)	2,681,080	2,691,037
Securities held to maturity (fair value of $2,892,910 and $2,935,856)	2,896,442	2,979,547
Loans held for sale	27,437	28,150
Loans	20,112,838	20,026,411
Less: allowance for loan losses	(194,688)	(194,514)
Loans, net	19,918,150	19,831,897
Property and equipment, net of accumulated depreciation of $233,078 and $225,969	358,205	353,668
Right of use assets, net of accumulated amortization of $3,064	113,447	—
Prepaid expenses	39,153	35,047
Other real estate and foreclosed assets, net	27,148	26,270
Accrued interest receivable	94,404	86,681
Goodwill	792,084	790,972
Other intangible assets, net	91,013	96,151
Life insurance contracts	553,893	549,300
Deferred tax asset, net	—	22,967
Funded pension assets, net	168,910	65,125
Other assets	204,909	184,629
Total assets	$28,490,231	$28,235,907
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$8,158,658	$8,499,027
Interest-bearing	15,221,636	14,651,158
Total deposits	23,380,294	23,150,185
Short-term borrowings	1,388,735	1,589,128
Long-term debt	224,962	224,993
Accrued interest payable	18,031	12,267
Lease liabilities	128,494	—
Deferred tax liability, net	19,065	—
Other liabilities	140,075	177,994
Total liabilities	25,299,656	25,154,567
Stockholders' equity:
Common stock	292,716	292,716
Capital surplus	1,731,148	1,725,741
Retained earnings	1,299,220	1,243,592
Accumulated other comprehensive loss, net	(132,509)	(180,709)
Total stockholders' equity	3,190,575	3,081,340
Total liabilities and stockholders' equity	$28,490,231	$28,235,907
Preferred shares authorized (par value of $20.00 per share)	50,000	50,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	87,903	87,903
Common shares outstanding	85,710	85,643

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2019	2018
Interest income:
Loans, including fees	$238,282	$205,847
Loans held for sale	253	221
Securities-taxable	31,139	29,301
Securities-tax exempt	5,446	5,537
Short-term investments	1,163	489
Total interest income	276,283	241,395
Interest expense:
Deposits	46,138	26,959
Short-term borrowings	8,082	5,351
Long-term debt	2,809	3,421
Total interest expense	57,029	35,731
Net interest income	219,254	205,664
Provision for loan losses	18,043	12,253
Net interest income after provision for loan losses	201,211	193,411
Noninterest income:
Service charges on deposit accounts	20,367	21,448
Trust fees	15,124	11,335
Bank card and ATM fees	15,290	14,458
Investment and annuity fees and insurance commissions	6,528	6,125
Secondary mortgage market operations	3,726	3,401
Other income	9,468	9,485
Total noninterest income	70,503	66,252
Noninterest expense:
Compensation expense	83,968	80,100
Employee benefits	19,730	19,874
Personnel expense	103,698	99,974
Net occupancy expense	11,984	11,010
Equipment expense	4,679	3,546
Data processing expense	19,331	16,449
Professional services expense	8,168	9,255
Amortization of intangible assets	5,138	5,618
Deposit insurance and regulatory fees	5,406	7,948
Other real estate (income) expense	(991)	210
Other expense	18,287	16,781
Total noninterest expense	175,700	170,791
Income before income taxes	96,014	88,872
Income taxes	16,850	16,397
Net income	$79,164	$72,475
Earnings per common share-basic	$0.91	$0.83
Earnings per common share-diluted	$0.91	$0.83
Dividends paid per share	$0.27	$0.24
Weighted average shares outstanding-basic	85,688	85,241
Weighted average shares outstanding-diluted	85,800	85,423

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Net income	$79,164	$72,475
Other comprehensive income/loss before income taxes:
Net change in unrealized gain/loss on securities available for sale and cash flow hedges	57,243	(62,244)
Reclassification of net losses realized and included in earnings	4,219	1,796
Amortization of unrealized net loss on securities transferred to held to maturity	591	755
Other comprehensive income/loss before income taxes	62,053	(59,693)
Income tax expense (benefit)	13,853	(13,546)
Other comprehensive income/loss net of income taxes	48,200	(46,147)
Comprehensive income	$127,364	$26,328

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
	Common Stock				Other
(in thousands, except per share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Loss, Net	Total
Balance, December 31, 2017	87,903	$292,716	$1,718,117	$1,008,518	$(134,402)	$2,884,949
Net income	—	—	—	72,475	—	72,475
Other comprehensive loss	—	—	—	—	(46,147)	(46,147)
Comprehensive income	—	—	—	72,475	(46,147)	26,328
Cash dividends declared ($0.24 per common share)	—	—	—	(20,881)	—	(20,881)
Common stock activity, long-term incentive plan	—	—	4,735	70	—	4,805
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	837	—	—	837
Balance, March 31, 2018	87,903	$292,716	$1,723,689	$1,060,182	$(180,549)	$2,896,038

Balance, December 31, 2018	87,903	$292,716	$1,725,741	$1,243,592	$(180,709)	$3,081,340
Net income	—	—	—	79,164	—	79,164
Other comprehensive income	—	—	—	—	48,200	48,200
Comprehensive income	—	—	—	79,164	48,200	127,364
Cash dividends declared ($0.27 per common share)	—	—	—	(23,581)	—	(23,581)
Common stock activity, long-term incentive plan	—	—	4,528	45	—	4,573
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	879	—	—	879
Balance, March 31, 2019	87,903	$292,716	$1,731,148	$1,299,220	$(132,509)	$3,190,575

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$79,164	$72,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,516	6,551
Provision for loan losses	18,043	12,253
(Gain) loss on other real estate owned	(991)	210
Deferred tax expense	30,829	14,790
Increase in cash surrender value of life insurance contracts	(3,772)	(3,346)
Loss on sale of business	—	1,145
Net decrease in loans held for sale	5,714	18,172
Net amortization of securities premium/discount	7,009	8,453
Amortization of intangible assets	5,138	5,618
Stock-based compensation expense	5,181	4,883
Contribution to pension plan	(100,000)	—
Decrease in interest payable and other liabilities	(15,478)	(32,568)
Decrease in payable to FDIC for loan servicing	—	(11,107)
(Increase) decrease in other assets	(23,335)	6,821
Other, net	(1,595)	144
Net cash provided by operating activities	13,423	104,494
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale	55,596	80,155
Purchases of securities available for sale	(1,502)	(142,052)
Proceeds from maturities of securities held to maturity	79,533	93,408
Purchases of securities held to maturity	—	(134,020)
Net (increase) decrease in short-term investments	(52,668)	30,843
Proceeds from sales of loans and leases	42,059	12,211
Net increase in loans	(148,073)	(196,328)
Purchases of property and equipment	(12,435)	(7,904)
Proceeds from sales of property and equipment	115	42
Proceeds from sales of other real estate	4,613	1,641
Final cash settlement for acquisition of business	(1,112)	—
Proceeds from the sale of business, net of cash sold	—	77,081
Other, net	(8,978)	(8,915)
Net cash used in investing activities	(42,852)	(193,838)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	230,109	232,638
Net decrease in short-term borrowings	(200,393)	(251,793)
Repayments of long-term debt	(75)	(5,268)
Net proceeds from issuance of long-term debt	—	83
Dividends paid	(23,581)	(20,881)
Payroll tax remitted on net share settlement of equity awards	(688)	(142)
Proceeds from exercise of stock options	—	782
Proceeds from dividend reinvestment and stock purchase plans	879	837
Net cash provided by (used in) financing activities	6,251	(43,744)
NET DECREASE IN CASH AND DUE FROM BANKS	(23,178)	(133,088)
CASH AND DUE FROM BANKS, BEGINNING	383,372	386,948
CASH AND DUE FROM BANKS, ENDING	$360,194	$253,860
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$4,273	$1,305

See notes to unaudited consolidated financial statements.

HANCOCK WHITNEY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Basis of Presentation

The consolidated financial statements include the accounts of Hancock Whitney Corporation and all other entities in which it has a controlling interest (the “Company”). The financial statements include all adjustments that are, in the opinion of management, necessary to fairly state the Company’s financial condition, results of operations, changes in stockholders’ equity and cash flows for the interim periods presented.  The Company has also evaluated all subsequent events for potential recognition and disclosure through the date of the filing of this Quarterly Report on Form 10-Q.  Some financial information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.  Financial information reported in these financial statements is not necessarily indicative of the Company’s financial condition, results of operations, or cash flows for any other interim or annual period.

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

Critical Accounting Policies and Estimates

There were no material changes or developments during the reporting period with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018.  Refer to Note 16 – Recent Accounting Pronouncements for a discussion of accounting standards adopted during the three months ended March 31, 2019.

2.  Acquisition

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

(in thousands)
ASSETS
Accounts receivable	$2,803
Identifiable intangible assets	27,562
Total identifiable assets	30,365
LIABILITIES
Deposit liabilities	217,432
Other liabilities	151
Total liabilities	217,583
Net liabilities assumed	(187,218)
Consideration received	140,657
Goodwill	$46,561

Identifiable intangible assets include customer relationships that are being amortized using an accelerated method based on forecasted cash flows over a useful life of approximately 17 years.  Goodwill represents the excess of the fair value of net liabilities assumed over the consideration received. It is comprised of estimated future economic benefits arising from the transaction that cannot be individually identified or do not qualify for separate recognition.  These benefits include expanded presence in existing markets and entry into new markets, and expected earnings streams and operational efficiencies that the Company believes will result from this business combination. The tax basis of the goodwill is deductible for federal income tax purposes.

The following table presents the change in the Company’s goodwill during the year ended December 31, 2018 and the three months ended March 31, 2019.

(in thousands)
Goodwill balance at December 31, 2017	$745,523
Intital goodwill recorded - acquisition of trust and asset management business	45,634
Measurement period adjustments - acquisition of trust and asset management business	(185)
Goodwill balance at December 31, 2018	$790,972
Final settlement of cash consideration - acquisition of trust and asset management business	1,112
Goodwill balance at March 31, 2019	$792,084

The acquired trust and asset management business added $4.9 million in trust fee revenue and $4.8 million of expense to the Company’s results of operations for the three months ended March 31, 2019. The results are not material to the Company’s results of operations and, as such, supplemental proforma financial information for the three months ended March 31, 2018 is not presented. During the three months ended March 31, 2018, the Company incurred acquisition related costs of approximately $0.3 million.

3.  Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available for sale and held to maturity at March 31, 2019 and December 31, 2018 follow.

Securities Available for Sale
(in thousands)	March 31, 2019				December 31, 2018
		Gross	Gross			Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$73,426	—	1,283	$72,143	$74,339	$—	$2,633	$71,706
Municipal obligations	245,707	1,833	1,600	245,940	246,713	360	6,646	240,427
Residential mortgage-backed securities	1,418,881	9,964	15,813	1,413,032	1,468,912	4,284	29,794	1,443,402
Commercial mortgage-backed securities	798,447	4,594	15,207	787,834	799,060	1,953	30,936	770,077
Collateralized mortgage obligations	158,904	1,212	1,485	158,631	163,282	903	2,260	161,925
Corporate debt securities	3,500	—	—	3,500	3,500	—	—	3,500
	$2,698,865	$17,603	$35,388	$2,681,080	$2,755,806	$7,500	$72,269	$2,691,037

	March 31, 2019				December 31, 2018
		Gross	Gross			Gross
Securities Held to Maturity	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$50,000	—	317	$49,683	$50,000	$—	$478	$49,522
Municipal obligations	676,651	11,247	1,726	686,172	688,201	2,347	9,503	681,045
Residential mortgage-backed securities	613,964	3,701	3,148	614,517	640,393	1,461	6,117	635,737
Commercial mortgage-backed securities	356,919	1,233	3,780	354,372	357,175	376	10,882	346,669
Collateralized mortgage obligations	1,198,908	3,285	14,027	1,188,166	1,243,778	1,598	22,493	1,222,883
	$2,896,442	$19,466	$22,998	$2,892,910	$2,979,547	$5,782	$49,473	$2,935,856

The following tables present the amortized cost and estimated fair value of debt securities available for sale and held to maturity at March 31, 2019 by contractual maturity.  Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateralized mortgage obligations.

Debt Securities Available for Sale	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$368	$374
Due after one year through five years	107,225	108,866
Due after five years through ten years	1,184,905	1,175,070
Due after ten years	1,406,367	1,396,770
Total available for sale debt securities	$2,698,865	$2,681,080

Debt Securities Held to Maturity	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$80,915	$80,716
Due after one year through five years	67,617	67,418
Due after five years through ten years	1,392,654	1,398,880
Due after ten years	1,355,256	1,345,896
Total held to maturity securities	$2,896,442	$2,892,910

The Company held no securities classified as trading at March 31, 2019 and December 31, 2018.

The fair value and gross unrealized losses for securities classified as available for sale with unrealized losses for the periods indicated follow.

Available for Sale
March 31, 2019	Losses < 12 months		Losses 12 months or >		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$-	-	72,143	1,283	$72,143	$1,283
Municipal obligations	2,270	40	106,042	1,560	108,312	1,600
Residential mortgage-backed securities	640	6	852,716	15,807	853,356	15,813
Commercial mortgage-backed securities	-	-	583,978	15,207	583,978	15,207
Collateralized mortgage obligations	-	-	108,798	1,485	108,798	1,485
	$2,910	$46	$1,723,677	$35,342	$1,726,587	$35,388

Available for Sale
December 31, 2018	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	—	$71,706	$2,633	$71,706	$2,633
Municipal obligations	41,203	591	170,883	6,054	212,086	6,645
Residential mortgage-backed securities	305,090	2,485	762,826	27,309	1,067,916	29,794
Commercial mortgage-backed securities	96,226	1,851	570,485	29,085	666,711	30,936
Collateralized mortgage obligations	254	1	111,804	2,259	112,058	2,260
	$442,773	$4,928	$1,687,704	$67,340	$2,130,477	$72,268

The fair value and gross unrealized losses for securities classified as held to maturity with unrealized losses for the periods indicated follow.

Held to Maturity
March 31, 2019	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	—	$49,682	$317	$49,682	$317
Municipal obligations	8,750	63	169,931	1,663	178,681	1,726
Residential mortgage-backed securities	—	—	186,221	3,148	186,221	3,148
Commercial mortgage-backed securities	—	—	312,296	3,780	312,296	3,780
Collateralized mortgage obligations	—	—	860,183	14,027	860,183	14,027
	$8,750	$63	$1,578,313	$22,935	$1,587,063	$22,998
Held to Maturity
December 31, 2018	Losses < 12 months		Losses 12 months or >		Total
		Gross	Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	$—	$49,521	$478	$49,521	$478
Municipal obligations	233,469	2,256	233,280	7,247	466,749	9,503
Residential mortgage-backed securities	90,730	123	235,251	5,994	325,981	6,117
Commercial mortgage-backed securities	—	—	305,419	10,882	305,419	10,882
Collateralized mortgage obligations	77,394	281	897,153	22,212	974,547	22,493
	$401,593	$2,660	$1,720,624	$46,813	$2,122,217	$49,473

The unrealized losses relate primarily to changes in market rates on fixed rate debt securities since the respective purchase dates. In all cases, the indicated impairment on these debt securities would be recovered no later than the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market.  None of the unrealized losses relate to the marketability of the securities or the issuers’ abilities to meet contractual obligations. The Company had adequate liquidity as of March 31, 2019 and December 31, 2018 and did not intend to nor believe that it would be required to sell these securities before recovery of the indicated impairment. Accordingly, the unrealized losses on these securities were determined to be temporary. Should the Company’s intent to sell these securities change, the difference between the amortized cost and the fair value will be recognized into earnings at that time.

There were no sales of securities during the three months ended March 31, 2019 and 2018.

Securities with carrying values totaling $3.7 billion and $3.4 billion at March 31, 2019 and December 31, 2018, respectively, were pledged as collateral, primarily to secure public deposits or securities sold under agreements to repurchase.

4.  Loans and Allowance for Loan Losses

The Company generally makes loans in its market areas of south Mississippi, southern and central Alabama, south Louisiana, the Houston, Texas area, the northern, central, and panhandle regions of Florida, and Nashville, Tennessee. Loans, net of unearned income, by portfolio are presented in the table below.

	March 31,	December 31,
(in thousands)	2019	2018
Commercial non-real estate	$8,656,326	$8,620,601
Commercial real estate - owner occupied	2,515,428	2,457,748
Total commercial and industrial	11,171,754	11,078,349
Commercial real estate - income producing	2,563,394	2,341,779
Construction and land development	1,340,067	1,548,335
Residential mortgages	2,933,251	2,910,081
Consumer	2,104,372	2,147,867
Total loans	$20,112,838	$20,026,411

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

Allowance for Loan Losses

The following tables show activity in the allowance for loan losses by portfolio class for the three months ended March 31, 2019 and 2018, as well as the corresponding recorded investment in loans at the end of each period.

		Commercial	Total	Commercial
	Commercial	real estate-	commercial	real estate-	Construction
	non-real	owner	and	income	and land	Residential
(in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total
	Three Months Ended March 31, 2019
Allowance for loan losses:
Beginning balance	$97,752	$13,757	$111,509	$17,638	$15,647	$23,782	$25,938	$194,514
Charge-offs	(16,344)	—	(16,344)	(10)	—	(406)	(4,231)	(20,991)
Recoveries	1,926	17	1,943	2	11	162	1,004	3,122
Net provision for loan losses	14,186	33	14,219	3,173	(1,631)	(3)	2,285	18,043
Ending balance	$97,520	$13,807	$111,327	$20,803	$14,027	$23,535	$24,996	$194,688
Ending balance:
Allowance:
Individually evaluated for impairment	$1,775	$205	$1,980	$143	$1	$219	$347	$2,690
Amounts related to purchased credit impaired loans	288	185	473	35	78	9,162	341	10,089
Collectively evaluated for impairment	95,457	13,417	108,874	20,625	13,948	14,154	24,308	181,909
Total allowance	$97,520	$13,807	$111,327	$20,803	$14,027	$23,535	$24,996	$194,688
Loans:
Individually evaluated for impairment	$231,506	$16,974	$248,480	$2,668	$19	$5,397	$1,508	$258,072
Purchased credit impaired loans	6,445	5,472	11,917	4,267	2,897	102,199	3,615	124,895
Collectively evaluated for impairment	8,418,375	2,492,982	10,911,357	2,556,459	1,337,151	2,825,655	2,099,249	19,729,871
Total loans	$8,656,326	$2,515,428	$11,171,754	$2,563,394	$1,340,067	$2,933,251	$2,104,372	$20,112,838

		Commercial	Total	Commercial
	Commercial	real estate-	commercial	real estate-	Construction
	non-real	owner	and	income	and land	Residential
(in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total
	Three Months Ended March 31, 2018
Allowance for loan losses:
Beginning balance	$127,918	$12,962	$140,880	$13,709	$7,372	$24,844	$30,503	$217,308
Charge-offs	(9,335)	(851)	(10,186)	—	(10)	(192)	(8,048)	(18,436)
Recoveries	4,146	88	4,234	63	29	116	1,794	6,236
Net provision for loan losses	3,877	1,421	5,298	(787)	2,533	150	5,059	12,253
Reduction as a result of sale of subsidiary	—	—	—	—	—	—	(6,648)	(6,648)
Ending balance	$126,606	$13,620	$140,226	$12,985	$9,924	$24,918	$22,660	$210,713
Ending balance:
Allowance:
Individually evaluated for impairment	$20,356	$2,475	$22,831	$1,261	$1	$276	$232	$24,601
Amounts related to purchased credit impaired loans	471	495	966	576	173	11,720	612	14,047
Collectively evaluated for impairment	105,779	10,650	116,429	11,148	9,750	12,922	21,816	172,065
Total allowance	$126,606	$13,620	$140,226	$12,985	$9,924	$24,918	$22,660	$210,713
Loans:
Individually evaluated for impairment	$323,913	$30,318	$354,231	$14,071	$113	$8,338	$617	$377,370
Purchased credit impaired loans	8,510	8,384	16,894	4,361	5,843	116,409	5,876	149,383
Collectively evaluated for impairment	8,003,799	2,146,841	10,150,640	2,376,430	1,407,922	2,608,074	2,022,685	18,565,751
Total loans	$8,336,222	$2,185,543	$10,521,765	$2,394,862	$1,413,878	$2,732,821	$2,029,178	$19,092,504

Impaired Loans

The following table shows the composition of nonaccrual loans by portfolio class. Purchased credit impaired loans accounted for in pools with an accretable yield are considered to be performing and are excluded from the table.

	March 31,	December 31,
(in thousands)	2019	2018
Commercial non-real estate	$126,992	$110,653
Commercial real estate - owner occupied	14,466	16,895
Total commercial and industrial	141,458	127,548
Commercial real estate - income producing	4,205	4,991
Construction and land development	2,013	2,146
Residential mortgages	39,275	35,866
Consumer	17,880	16,744
Total loans	$204,831	$187,295

Nonaccrual loans include nonaccruing loans modified in troubled debt restructurings (“TDRs”) of $105.9 million and $85.5 million at March 31, 2019 and December 31, 2018, respectively. Total TDRs, both accruing and nonaccruing, were $223.4 million at March 31, 2019 and $224.6 million at December 31, 2018.  All TDRs are individually evaluated for impairment.  At March 31, 2019 and December 31, 2018, the Company had unfunded commitments of $8.5 million and $2.1 million, respectively, to borrowers whose loan terms have been modified in a TDR.

The tables below detail by portfolio class TDRs that were modified during the three months ended March 31, 2019 and 2018:

	Three Months Ended
($ in thousands)	March 31, 2019			March 31, 2018
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial non-real estate	7	$13,803	$13,803	13	$55,482	$55,482
Commercial real estate - owner occupied	1	167	167	1	5,909	5,909
Total commercial and industrial	8	13,970	13,970	14	61,391	61,391
Commercial real estate - income producing	—	—	—	1	1,564	1,564
Construction and land development	—	—	—	1	43	43
Residential mortgages	5	1,264	1,264	—	—	—
Consumer	2	46	46	1	222	222
Total loans	15	$15,280	$15,280	17	$63,220	$63,220

The TDRs modified during the three months ended March 31, 2019 reflected in the table above include $0.1 million of loans with extended amortization terms or other payment concessions, $8.8 million with significant covenant waivers and $6.4 million with other modifications.  The TDRs modified during the three months ended March 31, 2018 include $48.4 million of loans with extended amortization terms or other payment concessions, $14.6 million with significant covenant waivers and $0.2 million with other modifications.

There were no defaults on loans during the three months ended March 31, 2019 or 2018 that had been modified in a TDR during the prior twelve months.

The tables below present loans that are individually evaluated for impairment disaggregated by portfolio class at March 31, 2019 and December 31, 2018.  Loans individually evaluated for impairment include TDRs and loans that are determined to be impaired and have aggregate relationship balances of $1 million or more.

	March 31, 2019
(in thousands)	Recorded investment without an allowance	Recorded investment with an allowance	Unpaid principal balance	Related allowance
Commercial non-real estate	$158,767	$72,739	$278,392	$1,775
Commercial real estate - owner occupied	10,442	6,532	20,888	205
Total commercial and industrial	169,209	79,271	299,280	1,980
Commercial real estate - income producing	1,130	1,538	3,403	143
Construction and land development	-	19	20	1
Residential mortgages	3,630	1,767	5,942	219
Consumer	471	1,037	1,753	347
Total loans	$174,440	$83,632	$310,398	$2,690

	December 31, 2018
(in thousands)	Recorded investment without an allowance	Recorded investment with an allowance	Unpaid principal balance	Related allowance
Commercial non-real estate	$144,625	$94,759	$273,290	$3,636
Commercial real estate - owner occupied	13,027	8,639	25,888	607
Total commercial and industrial	157,652	103,398	299,178	4,243
Commercial real estate - income producing	1,138	1,563	3,428	210
Construction and land development	100	21	121	1
Residential mortgages	2,058	1,818	4,421	444
Consumer	279	728	1,253	216
Total loans	$161,227	$107,528	$308,401	$5,114

The tables below present the average balances and interest income for total impaired loans for the three months ended March 31, 2019 and 2018.  Interest income recognized represents interest on accruing loans modified in a TDR.

	Three Months Ended
	March 31, 2019		March 31, 2018
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial non-real estate	$235,445	$1,696	$295,897	$1,586
Commercial real estate - owner occupied	19,320	80	25,905	66
Total commercial and industrial	254,765	1,776	321,802	1,652
Commercial real estate - income producing	2,685	7	14,801	25
Construction and land development	70	—	238	—
Residential mortgages	4,637	5	9,489	5
Consumer	1,258	16	955	9
Total loans	$263,415	$1,804	$347,285	$1,691

Aging Analysis

The tables below present the age analysis of past due loans by portfolio class at March 31, 2019 and December 31, 2018.  Purchased credit impaired loans accounted for in pools with an accretable yield are considered to be current.

March 31, 2019	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
(in thousands)
Commercial non-real estate	$19,036	$2,527	$69,249	$90,812	$8,565,514	$8,656,326	$13,920
Commercial real estate - owner occupied	4,543	561	16,336	21,440	2,493,988	2,515,428	3,937
Total commercial and industrial	23,579	3,088	85,585	112,252	11,059,502	11,171,754	17,857
Commercial real estate - income producing	6,124	-	5,854	11,978	2,551,416	2,563,394	1,876
Construction and land development	8,328	186	1,757	10,271	1,329,796	1,340,067	721
Residential mortgages	39,534	8,045	19,299	66,878	2,866,373	2,933,251	679
Consumer	15,738	4,120	9,225	29,083	2,075,289	2,104,372	660
Total	$93,303	$15,439	$121,720	$230,462	$19,882,376	$20,112,838	$21,793

December 31, 2018	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
(in thousands)
Commercial non-real estate	$12,257	$3,895	$77,551	$93,703	$8,526,898	8,620,601	$10,823
Commercial real estate - owner occupied	2,394	1,570	14,542	18,506	2,439,242	2,457,748	380
Total commercial and industrial	14,651	5,465	92,093	112,209	10,966,140	11,078,349	11,203
Commercial real estate - income producing	2,371	772	5,495	8,638	2,333,141	2,341,779	1,844
Construction and land development	7,397	1,129	2,165	10,691	1,537,644	1,548,335	644
Residential mortgages	32,869	14,706	23,175	70,750	2,839,331	2,910,081	—
Consumer	20,402	4,695	9,665	34,762	2,113,105	2,147,867	618
Total	$77,690	$26,767	$132,593	$237,050	$19,789,361	$20,026,411	$14,309

Credit Quality Indicators

The following tables present the credit quality indicators by segments and portfolio class of loans at March 31, 2019 and December 31, 2018.

	March 31, 2019
(in thousands)	Commercial non-real estate	Commercial real estate - owner- occupied	Total commercial and industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$8,028,706	$2,342,948	$10,371,654	$2,450,517	$1,319,519	$14,141,690
Pass-Watch	166,406	91,434	257,840	81,718	9,743	349,301
Special Mention	62,830	16,159	78,989	10,760	890	90,639
Substandard	398,384	64,887	463,271	20,399	9,915	493,585
Doubtful	—	—	—	—	—	—
Total	$8,656,326	$2,515,428	$11,171,754	$2,563,394	$1,340,067	$15,075,215

	December 31, 2018
(in thousands)	Commercial non-real estate	Commercial real estate - owner- occupied	Total commercial and industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$7,875,588	$2,274,211	$10,149,799	2,265,087	$1,487,599	$13,902,485
Pass-Watch	260,510	84,271	344,781	46,535	49,099	440,415
Special Mention	75,752	23,149	98,901	5,510	816	105,227
Substandard	408,751	76,117	484,868	24,647	10,821	520,336
Doubtful	—	—	—	—	—	—
Total	$8,620,601	$2,457,748	$11,078,349	$2,341,779	$1,548,335	$14,968,463

	March 31, 2019			December 31, 2018
(in thousands)	Residential mortgage	Consumer	Total	Residential mortgage	Consumer	Total
Performing	$2,893,635	$2,085,456	$4,979,091	$2,873,669	$2,130,395	$5,004,064
Nonperforming	39,616	18,916	58,532	36,412	17,472	53,884
Total	$2,933,251	$2,104,372	$5,037,623	$2,910,081	$2,147,867	$5,057,948

Below are the definitions of the Company’s internally assigned grades:

Commercial:

•	Pass – loans properly approved, documented, collateralized, and performing which do not reflect an abnormal credit risk.
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

Purchased Credit Impaired Loans

Changes in the carrying amount of purchased credit impaired loans and related accretable yield are presented in the following table for the three months ended March 31, 2019 and the year ended December 31, 2018.

	March 31, 2019		December 31, 2018
(in thousands)	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield
Balance at beginning of period	$129,596	$37,294	$153,403	$62,517
Payments received, net	(8,286)	(1,100)	(39,556)	(5,779)
Accretion	3,584	(3,584)	15,749	(15,749)
Decrease in expected cash flows based on actual cash flows and changes in cash flow assumptions	—	(872)	—	(3,695)
Balance at end of period	$124,894	$31,738	$129,596	$37,294

Residential Mortgage Loans in Process of Foreclosure

Included in loans are $7.3 million and $7.1 million of consumer loans secured by single family residential real estate that are in process of foreclosure as of March 31, 2019 and December 31, 2018, respectively. Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction.  In addition to the single family residential real estate loans in process of foreclosure, the Company also held $2.2 million and $1.8 million of foreclosed single family residential properties in other real estate owned at March 31, 2019 and December 31, 2018, respectively.

5.  Operating Leases

Effective January 1, 2019, the Company adopted the amended provisions of Financial Accounting Standards Codification Topic 842, “Leases,” using the modified retrospective approach, impacting the reporting and disclosures for operating leases. The core principle of Topic 842 is that a lessee should recognize in the statement of financial position a liability representing the present value of future lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset over the lease term, as well as the disclosure of key information about operating leasing arrangements.

The Company has amended its accounting policy related to leases to comply with the new standard as follows. The Company determines if an arrangement is a lease at inception of the contract and assesses the appropriate classification as finance or operating. Operating leases with terms greater than one year are included in right-of-use lease assets and lease obligations on the Company’s balance sheets. The lease term includes payments to be made in optional or renewal periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Right-of-use assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term using the interest rate implicit in the contract, when available, or the Company’s incremental collateralized borrowing rate with similar terms. Agreements with both lease and non-lease components are accounted for separately, with only the lease component capitalized. The right-of-use asset is the amount of the lease liability adjusted for prepaid or accrued lease payments, remaining balance of any lease incentives received, unamortized initial direct costs, and impairment.  Lease expense is recorded on a straight-line basis over the lease term through amortization of the right-of-use asset plus implicit interest accreted on the operating lease liability obligation, and is reflected in Net Occupancy Expense in the Consolidated Statement of Income.

Some of the Company’s leases contain variable components, such as annual changes to rent based on the consumer price index. Operating lease liabilities are not re-measured as a result of changes to variable components unless the lease must be re-measured for some other reason such as a renewal that was not reasonably certain of being exercised. Changes to the variable components are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred.

The standard provides several practical expedients available for use in transition. The Company elected to use the standard’s “package of practical expedients,” which allows the use of previous conclusions about lease identification, lease classification and the accounting treatment for initial direct costs. The Company also elected the short-term lease recognition exemption for all leases with lease terms of one year or less; as such, the Company will not recognize right-of-use assets or lease liabilities on the consolidated balance sheet for such leases. The Company valued its lease obligation using incremental collateralized borrowing rates as of January 1, 2019 for the remaining term of each identified lease. At adoption, the Company recorded a right-of-use asset totaling $115.9 million and a liability for lease payment obligations totaling $130.7 million, offset by the elimination of $14.8 million of existing lease incentive and other deferred rent liabilities. Accounting for leases in accordance with Topic 842 has not had a material impact upon the consolidated results of operations, and is not expected to in future periods.

The Company has operating leases on a number of its branches, certain regional headquarters and other properties to limit its exposure to ownership risks such as fluctuations in real estate prices and obsolescence.  The Company leases real estate with lease terms generally from five to 20 years, some of which have renewal options from one to 20 years. As these extension options are not generally considered reasonably certain of renewal, they are not included in the lease term. The Company is not a lessee in any contracts classified as finance leases.

Supplemental balance sheet information pertaining to operating leases:

(dollars in thousands)	Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities for operating leases	$4,007
Right of use assets obtained in exchange for lease liabilities	$116,618

March 31, 2019
Weighted average remaining lease term (in years)	13.12
Weighted average discount rate	3.56%

The following table sets forth the maturities of the Company’s lease liabilities and the present value discount at March 31, 2019.

(in thousands)
2019	$12,198
2020	15,421
2021	14,587
2022	14,391
2023	13,109
Thereafter	95,414
Total	$165,120
Present value discount	(36,626)
Lease liability	$128,494

The following table sets forth the components of the Company’s lease expense for the three months ended March 31, 2019.

(in thousands)
Operating lease expense	$4,253
Short-term lease expense	19
Variable lease expense	12
Sublease income	(116)
Total	$4,168

6.  Securities Sold under Agreements to Repurchase

Included in short-term borrowings are customer securities sold under agreements to repurchase (“repurchase agreements”) that mature daily and are secured by U.S. agency securities totaling $478.3 million and $428.6 million at March 31, 2019 and December 31, 2018, respectively.  The Company borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury management services offered to its deposit customers. As the Company maintains effective control over assets sold under agreements to repurchase, the securities continue to be carried on the consolidated statements of financial condition. Because the Company acts as borrower transferring assets to the counterparty, and the agreements mature daily, the Company’s risk is limited.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional or contractual amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at March 31, 2019 and December 31, 2018.

		March 31, 2019			December 31, 2018
			Derivative (1)			Derivative (1)
(in thousands)	Type of Hedge	Notional or Contractual Amount	Assets	Liabilities	Notional or Contractual Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	Cash Flow	$975,000	$9,765	$4,899	$875,000	$3,954	$9,173
Interest rate swaps	Fair Value	388,110	—	960	483,110	—	2,089
		1,363,110	9,765	5,859	1,358,110	3,954	11,262
Derivatives not designated as hedging instruments:
Interest rate swaps (2)	N/A	1,373,378	28,570	30,506	1,277,404	23,670	24,669
Risk participation agreements	N/A	169,317	10	162	171,222	10	131
Forward commitments to sell residential mortgage loans	N/A	82,845	21	607	77,208	110	664
Interest rate-lock commitments on residential mortgage loans	N/A	69,931	493	1	59,119	464	67
Foreign exchange forward contracts	N/A	39,029	482	448	37,749	751	718
Visa Class B derivative contract	N/A	43,753	—	6,953	43,753	—	7,304
		1,778,253	29,576	38,677	1,666,455	25,005	33,553
Total derivatives		$3,141,363	$39,341	$44,536	$3,024,565	$28,959	$44,815
Less: netting adjustment (3)			(13,514)	(26,407)		(11,979)	(22,588)
Total derivative assets/liabilities			$25,827	$18,129		$16,980	$22,227

(1)	Derivative assets and liabilities are reported at fair value in other assets or other liabilities, respectively, in the consolidated balance sheets.
(2)	The notional amount represents both the customer accommodation agreements and offsetting agreements with unrelated financial institutions
(3)

Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty.  See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans.  For each agreement, the Company receives interest at a fixed rate and pays at a variable rate. During the three months ended March 31, 2018, the Company terminated five of its shorter-term swap agreements with notional amounts totaling $450 million and entered into five longer-term agreements with notional amounts totaling $450 million.  The Company paid termination fees of approximately $10.6 million to settle the interest rate swap liabilities, and the resulting accumulated other comprehensive loss is being amortized over the remaining maturities of the designated instruments. Amortization of other comprehensive loss on terminated cash flow hedges totaled $1.4 million and $1.0 million for the three months ended March 31, 2019 and 2018, respectively.  The notional amounts of the swap agreements in place at March 31, 2019 expire as follows: $50 million in 2021; $475 million in 2022; $350 million in 2023; and $100 million in 2024.

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

Visa Class B derivative contract

The Company is a member of Visa USA.  During the fourth quarter of 2018, the Company sold the majority of its Visa Class B holdings, at which time it entered into a derivative agreement with the purchaser whereby the Company will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. The conversion ratio changes when Visa deposits funds to a litigation escrow established by Visa to pay settlements for certain litigation, for which Visa is indemnified by Visa USA members. The Company is also required to make periodic financing payments to the purchaser until all of Visa’s covered litigation matters are resolved. Thus, the derivative contract extends until the end of Visa’s covered litigation matters, the timing of which is uncertain.

The contract includes a contingent accelerated termination clause based on the credit ratings of the Company. At March 31, 2019 and December 31, 2018 the fair value of the liability associated with this contract was $6.9 million and $7.3 million, respectively. Refer to Note 15 – Fair Value of Financial Instruments for discussion of the valuation inputs for this derivative liability.

Effect of Derivative Instruments on the Statement of Income

The effects of derivative instruments on the consolidated statements of income for the three months ended March 31, 2019 and 2018 are presented in the table below. For the three months ended March 31, 2019 and 2018, the reduction of interest income attributable to cash flow hedges includes amortization of accumulated other comprehensive loss that resulted from termination of five interest rate swap contracts.

		Three Months Ended
		March 31,
Derivative Instruments:	Location of Gain (Loss) Recognized in the Statement of Income:	2019	2018
Interest rate swaps - cash flow hedges	Interest income	$(2,016)	$(618)
Interest rate swaps - fair value hedges	Interest expense	(988)	(126)
All other instruments	Other noninterest income	809	1,523
Total		$(2,195)	$779

Credit Risk-Related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as a downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution.  These derivative agreements also contain provisions regarding the posting of collateral by each party. At March 31, 2019, the Company was not in violation of any such provisions.

Offsetting Assets and Liabilities

The Bank’s derivative instruments with certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero.  Agreements with certain bilateral counterparties require both parties to maintain collateral in the event that the fair values of derivative instruments exceed established exposure thresholds.  For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses. Offsetting information in regards to all derivative assets and liabilities, including accrued interest, subject to these master netting agreements at March 31, 2019 and December 31, 2018 is presented in the following tables.

(in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Income
Description	Gross Amounts Recognized	Offset in the Statement of Income	Presented in the Statement of Income	Financial Instruments	Cash Collateral	Net Amount
As of March 31, 2019
Derivative Assets	$17,165	$(15,439)	$1,726	$1,726	$—	$—
Derivative Liabilities	$30,630	$(26,032)	$4,598	$1,726	$6,986	$(4,114)

(in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Income
Description	Gross Amounts Recognized	Offset in the Statement of Income	Presented in the Statement of Income	Financial Instruments	Cash Collateral	Net Amount
As of December 31, 2018
Derivative Assets	$16,167	$(12,842)	$3,325	$1,846	$—	$1,479
Derivative Liabilities	$23,811	$(21,651)	$2,160	$1,846	$2,871	$(2,557)

The Company has excess collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

8.  Stockholders’ Equity

Common Shares Outstanding

Common shares outstanding excludes treasury shares totaling 0.9 million at March 31, 2019 and December 31, 2018, with a first-in-first-out cost basis of $16.6 million and $18.5 million at March 31, 2019 and December 31, 2018, respectively.  Shares outstanding also excludes unvested restricted share awards totaling 1.3 million at March 31, 2019 and December 31, 2018.

Stock Buyback Program

On May 24, 2018, the Company’s board of directors approved a stock buyback program that authorized the repurchase of up to 5%, or approximately 4.3 million shares, of its outstanding common stock. The approved program allows the Company to repurchase its common shares either in the open market in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions with non-affiliated sellers or as otherwise determined by the Company in one or more transactions, from time to time until December 31, 2019. The Company is not obligated to purchase any shares under this program, and the board of directors may terminate or amend the program at any time prior to the expiration date. As of March 31, 2019, 200,000 shares of the Company’s common stock had been purchased at an average price of $41.30 per share under this program.

Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss and changes in those components are presented in the following table.

	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Cash Flow Hedges	Equity Method Investment	Total
(in thousands)
Balance, December 31, 2017	$(29,512)	$(14,585)	$(79,078)	$(11,227)	$—	$(134,402)
Other comprehensive income/loss before income taxes:
Net change in unrealized loss	(55,114)	—	—	(7,130)	—	(62,244)
Reclassification of net loss realized and included in earnings	—	—	1,177	619	—	1,796
Amortization of unrealized net loss on securities transferred to HTM	—	755	—	—	—	755
Income tax expense (benefit)	(12,508)	171	267	(1,476)	—	(13,546)
Balance, March 31, 2018	$(72,118)	$(14,001)	$(78,168)	$(16,262)	$—	$(180,549)
Balance, December 31, 2018	$(50,125)	$(12,044)	$(110,247)	$(8,293)	$—	$(180,709)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain or loss	46,984	—	—	9,475	784	57,243
Reclassification of net loss realized and included in earnings	—	—	2,203	2,016	—	4,219
Amortization of unrealized net loss on securities transferred to HTM	—	591	—	—	—	591
Income tax expense	10,623	134	498	2,598	—	13,853
Balance, March 31, 2019	$(13,764)	$(11,587)	$(108,542)	$600	$784	$(132,509)

Accumulated Other Comprehensive Income or Loss (“AOCI”) is reported as a component of stockholders’ equity. AOCI can include, among other items, unrealized holding gains and losses on securities available for sale (“AFS”), including the Company’s share of unrealized gains and losses reported by a partnership accounted for under the equity method, gains and losses associated with pension or other post-retirement benefits that are not recognized immediately as a component of net periodic benefit cost, and gains and losses on derivative instruments that are designated as, and qualify as, cash flow hedges.  Net unrealized gains and losses on AFS securities reclassified as securities held to maturity (“HTM”) also continue to be reported as a component of AOCI and will be amortized over the estimated remaining life of the securities as an adjustment to interest income.  Subject to certain thresholds, unrealized losses on employee benefit plans will be reclassified into income as pension and post-retirement costs are recognized over the remaining service period of plan participants.  Accumulated gains or losses on the cash flow hedge of the variable rate loans described in Note 7 will be reclassified into income over the life of the hedge.  Accumulated other comprehensive loss resulting from the terminated interest rate swaps will be amortized over the remaining maturities of the designated instruments. Gains and losses within AOCI are net of deferred income taxes, where applicable.

The following table shows the line items of the consolidated statements of income affected by amounts reclassified from AOCI.

	Three Months Ended
Amount reclassified from AOCI (a)	March 31,		Affected line item on
(in thousands)	2019	2018	the statement of income
Amortization of unrealized net loss on securities transferred to HTM	$(591)	$(755)	Interest income
Tax effect	134	171	Income taxes
Net of tax	(457)	(584)	Net income
Amortization of defined benefit pension and post-retirement items	(2,203)	(1,177)	Other noninterest expense (b)
Tax effect	498	267	Income taxes
Net of tax	(1,705)	(910)	Net income
Reclassification of unrealized gain (loss) on cash flow hedges	(610)	336	Interest income
Tax effect	138	(76)	Income taxes
Net of tax	(472)	260	Net income
Amortization of loss on terminated cash flow hedges	(1,406)	(954)	Interest income
Tax effect	318	216	Income taxes
Net of tax	(1,088)	(738)	Net income
Total reclassifications, net of tax	$(3,722)	$(1,972)	Net income

(a)	Amounts in parentheses indicate reduction in net income.
(b)

These AOCI components are included in the computation of net periodic pension and post-retirement cost that is reported with employee benefits expense (see Note 12 – Retirement Plans for additional details).

9.  Other Noninterest Income

Components of other noninterest income are as follows:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Income from bank-owned life insurance	$3,265	$3,070
Credit related fees	2,595	2,722
Income from derivatives	809	1,523
Gain (loss) on sales of assets	397	(1,207)
Other miscellaneous	2,402	3,377
Total other noninterest income	$9,468	$9,485

10.  Other Noninterest Expense

Components of other noninterest expense are as follows:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Advertising	$3,080	$2,526
Corporate value and franchise taxes	4,042	3,440
Printing and supplies	1,169	1,286
Telecommunications and postage	3,466	3,850
Travel expense	1,098	1,066
Entertainment and contributions	2,708	2,518
Tax credit investment amortization	1,138	874
Other retirement expense	(4,105)	(4,463)
Other miscellaneous	5,691	5,684
Total other noninterest expense	$18,287	$16,781

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

A summary of the information used in the computation of earnings per common share follows.

	Three Months Ended
	March 31,
(in thousands, except per share data)	2019	2018
Numerator:
Net income to common shareholders	$79,164	$72,475
Net income allocated to participating securities - basic and diluted	1,337	1,366
Net income allocated to common shareholders - basic and diluted	$77,827	$71,109
Denominator:
Weighted-average common shares - basic	85,688	85,241
Dilutive potential common shares	112	182
Weighted-average common shares - diluted	85,800	85,423
Earnings per common share:
Basic	$0.91	$0.83
Diluted	$0.91	$0.83

Potential common shares consist of stock options, nonvested performance-based awards, and nonvested restricted share awards deferred under the Company’s nonqualified deferred compensation plan.  These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be antidilutive, i.e., increase earnings per share or reduce a loss per share.  Weighted average antidilutive potential common shares totaled 1,281 for the three months ended March 31, 2019. There were no antidilutive potential common shares excluded from the calculation of diluted earnings per share for the three months ended March 31, 2018.

12.  Retirement Plans

The Company sponsors a qualified defined benefit pension plan, the Hancock Whitney Corporation Pension Plan (“Pension Plan”), covering certain eligible associates. Those hired or rehired by the Company prior to June 30, 2017 are eligible to participate; however, the accrued benefits of each participant in the Pension Plan whose combined age plus years of service as of January 1, 2018 totaled less than 55 were frozen as of January 1, 2018 and will not thereafter increase. The Company makes contributions to the Pension Plan in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws, plus such additional amounts as the Company may determine to be appropriate. During the first quarter of 2019, the Company made a discretionary contribution of $100 million to the Pension Plan. During the third quarter of 2018, the Company made a discretionary contribution of $39 million to the Pension Plan designated to the 2017 plan year.

The Company also offers a defined contribution retirement benefit plan, the Hancock Whitney Corporation 401(k) Savings Plan (“401(k) Plan”), that covers substantially all associates who have been employed 60 days and meet a minimum age requirement and employment classification criteria. The Company matches 100% of the first 1% of compensation saved by a participant, and 50% of the next 5% of compensation saved. Newly eligible associates are automatically enrolled at an initial 3% savings rate unless the associate actively opts out of participation in the plan. Beginning January 1, 2018, the Company makes an additional basic contribution to associates hired or rehired after June 30, 2017 in an amount equal to 2% of the associate’s eligible compensation. For Pension Plan participants whose benefits were frozen as of January 1, 2018, the 401(k) Plan provides an enhanced Company contribution in the amount of 2%, 4% or 6% of such participant’s eligible compensation, based on the participant’s age and years of service with the Company. Participants vest in basic and enhanced Company contributions upon completion of three years of service.

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

The following tables show the components of net periodic benefits cost included in expense for the plans for the periods indicated.

			Other Post-
(in thousands)	Pension Benefits		Retirement Benefits
For the Three Months Ended March 31,	2019	2018	2019	2018
Service cost	$2,775	$2,925	$29	$35
Interest cost	4,863	3,923	128	137
Expected return on plan assets	(11,300)	(9,700)	—	—
Amortization of net loss and prior service costs	2,430	1,326	(227)	(149)
Net periodic benefit cost (reduction of cost)	$(1,232)	$(1,526)	$(70)	$23

13.  Share-Based Payment Arrangements

The Company maintains incentive compensation plans that provide for awards of share-based compensation to employees and directors.  These plans have been approved by the Company’s shareholders.  Detailed descriptions of these plans were included in Note 17 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

A summary of stock option activity for the three months ended March 31, 2019 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value ($000)
Outstanding at January 1, 2019	46,865	$31.88	2.6	$164
Exercised/Released	—	—		—
Cancelled/Forfeited	—	—		—
Expired	—	—		—
Outstanding at March 31, 2019	46,865	$31.88	2.3	$399
Exercisable at March 31, 2019	46,865	$31.88	2.3	$399

There were no exercises of stock options during the three months ended March 31, 2019. The total intrinsic value of options exercised during the three months ended March 31, 2018 was $0.5 million.

The Company’s restricted and performance-based share awards to certain employees and directors are subject to service requirements. A summary of the status of the Company’s nonvested restricted and performance-based share awards at March 31, 2019 and changes during the three months ended March 31, 2019, are presented in the following table.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2019	1,494,041	$39.89
Granted	72,081	34.20
Vested	(8,028)	47.17
Forfeited	(20,499)	38.92
Nonvested at March 31, 2019	1,537,595	$39.60

At March 31, 2019, there was $51.0 million of total unrecognized compensation expense related to nonvested restricted and performance shares expected to vest.  This compensation is expected to be recognized in expense over a weighted average period of 3.3 years.  The total fair value of shares which vested during the three months ended March 31, 2019 and 2018 was $0.1 million and $0.3 million, respectively.

During the three months ended March 31, 2019, the Company granted 33,691 performance share awards subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $35.27 per share and 33,691 performance shares subject to an operating earnings per share performance metric with a grant date fair value of $32.15 per share to key members of executive management. The number of performance shares subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 42 regional banks. The fair value of the performance shares subject to TSR at the grant date was determined using a Monte Carlo simulation method.  The number of performance shares subject to core earnings per share that ultimately vest will be based on the Company’s attainment of certain operating earnings per share goals over the two-year performance period.  The maximum number of performance shares that could vest is 200% of the target award.  Compensation expense for these performance shares is recognized on a straight line basis over the three-year service period.

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

The contract amounts of these instruments reflect the Company’s exposure to credit risk.  The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support.  The following table presents a summary of the Company’s off-balance sheet financial instruments as of March 31, 2019 and December 31, 2018:

	March 31,	December 31,
(in thousands)	2019	2018
Commitments to extend credit	$7,198,032	$7,234,528
Letters of credit	336,419	365,498

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis in the consolidated balance sheets at March 31, 2019 and December 31, 2018:

	March 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$72,143	$—	$72,143
Municipal obligations	—	245,940	—	245,940
Corporate debt securities	—	3,500	—	3,500
Residential mortgage-backed securities	—	1,413,032	—	1,413,032
Commercial mortgage-backed securities	—	787,834	—	787,834
Collateralized mortgage obligations	—	158,631	—	158,631
Total available for sale securities	—	2,681,080	—	2,681,080
Derivative assets (1)	—	25,827	—	25,827
Total recurring fair value measurements - assets	—	$2,706,907	—	$2,706,907
Liabilities
Derivative liabilities (1)	$—	$11,176	$6,953	$18,129
Total recurring fair value measurements - liabilities	$—	$11,176	$6,953	$18,129

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$71,706	$—	$71,706
Municipal obligations	—	240,427	—	240,427
Corporate debt securities	—	3,500	—	3,500
Residential mortgage-backed securities	—	1,443,402	—	1,443,402
Commercial mortgage-backed securities	—	770,077	—	770,077
Collateralized mortgage obligations	—	161,925	—	161,925
Total available for sale securities	—	2,691,037	—	2,691,037
Derivative assets (1)	—	16,980	—	16,980
Total recurring fair value measurements - assets	—	$2,708,017	—	$2,708,017
Liabilities
Derivative liabilities (1)	$—	$14,923	$7,304	$22,227
Total recurring fair value measurements - liabilities	$—	$14,923	$7,304	$22,227

(1)	For further disaggregation of derivative assets and liabilities, see Note 7 - Derivatives.

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

The Company invests only in securities of investment grade quality with a targeted duration, for the overall portfolio, generally between two and five and a half years.  Company policies generally limit investments to U.S. agency securities and municipal securities determined to be investment grade according to an internally generated score which generally includes a rating of not less than “Baa” or its equivalent by a nationally recognized statistical rating agency.

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

The Company’s Level 3 liability consists of a derivative contract with the purchaser of 192,163 shares of Visa Class B common stock. Pursuant to the agreement, the Company retains the risks associated with the ultimate conversion of the Visa Class B common shares into shares of Visa Class A common stock, such that the counterparty will be compensated for any dilutive adjustments to the conversion ratio and the Company will be compensated for any anti-dilutive adjustments to the ratio. The agreement also requires periodic payments by the Company to the counterparty calculated by reference to the market price of Visa Class A common shares at the time of sale and a fixed rate of interest that steps up once after the eighth scheduled quarterly payment. The fair value of the liability is determined using a discounted cash flow methodology. The significant unobservable inputs used in the fair value measurement are the Company’s own assumptions about estimated changes in the conversion rate of the Visa Class B common shares into Visa Class A common shares, the date on which such conversion is expected to occur and the estimated growth rate of the Visa Class A common share price. Refer to Note 7 – Derivatives for information about the derivative contract with the counterparty.

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

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements

The table below presents a rollforward of the amounts on the consolidated balance sheets for the three months ended March 31, 2019 and the year ended December 31, 2018 for financial instruments of a material nature that are classified within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis:

(in thousands)
Liability balance at December 31, 2017	$—
Entry into derivative contract	7,304
Liability balance at December 31, 2018	7,304
Cash settlement	(414)
Losses included in earnings	63
Liability balance at March 31, 2019	$6,953

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

($ in thousands)
Fair Value
Level 3 Class	March 31, 2019	December 31, 2018	Valuation Technique	Unobservable Input	Values Utilized
				Visa Class A appreciation	6% - 18%
Derivative liability	$6,953	$7,304	Discounted cash flow	Conversion rate	1.62x - 1.59x
				Time until resolution	24-48 months

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

Other real estate owned and foreclosed assets, including both foreclosed property and surplus banking property, are level 3 assets that are adjusted to fair value, less estimated selling costs, upon transfer to other real estate owned.  Subsequently, other real estate owned is carried at the lower of carrying value or fair value less estimated selling costs. Fair values are determined by sales agreement or third-party appraisals as discounted for estimated selling costs, information from comparable sales, and marketability of the property.

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

	March 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$163,781	$—	$163,781
Other real estate owned and foreclosed assets, net	—	—	7,688	7,688
Total nonrecurring fair value measurements	$—	$163,781	$7,688	$171,469

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$170,918	$—	$170,918
Other real estate owned and foreclosed assets, net	—	—	14,594	14,594
Total nonrecurring fair value measurements	$—	$170,918	$14,594	$185,512

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

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amounts:

	March 31, 2019
				Total Fair	Carrying
(in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$523,956	$—	$—	$523,956	$523,956
Available for sale securities	—	2,681,080	—	2,681,080	2,681,080
Held to maturity securities	—	2,892,910	—	2,892,910	2,896,442
Loans, net	—	163,781	19,646,070	19,809,851	19,918,150
Loans held for sale	—	27,437	—	27,437	27,437
Derivative financial instruments	—	25,827	—	25,827	25,827
Financial liabilities:
Deposits	$—	$—	$23,351,829	$23,351,829	$23,380,294
Federal funds purchased	450	—	—	450	450
Securities sold under agreements to repurchase	478,285	—	—	478,285	478,285
FHLB short-term borrowings	910,000	—	—	910,000	910,000
Long-term debt	—	227,206	—	227,206	224,962
Derivative financial instruments	—	11,176	6,953	18,129	18,129

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Carrying Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$494,466	$—	$—	$494,466	$494,466
Available for sale securities	—	2,691,037	—	2,691,037	2,691,037
Held to maturity securities	—	2,935,856	—	2,935,856	2,979,547
Loans, net	—	170,918	19,555,969	19,726,887	19,831,897
Loans held for sale	—	28,150	—	28,150	28,150
Derivative financial instruments	—	16,980	—	16,980	16,980
Financial liabilities:
Deposits	$—	$—	$23,129,574	$23,129,574	$23,150,185
Federal funds purchased	425	—	—	425	425
Securities sold under agreements to repurchase	428,599	—	—	428,599	428,599
FHLB short-term borrowings	1,160,104	—	—	1,160,104	1,160,104
Long-term debt	—	223,135	—	223,135	224,993
Derivative financial instruments	—	14,923	7,304	22,227	22,227

16. Recent Accounting Pronouncements

Accounting Standards Adopted in 2019

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. With the exception of short-term leases, lessees are required to recognize a lease liability representing the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset representing the lessee’s right to use, or control the use of, a specified asset for the lease term upon adoption. Lessor accounting was largely unchanged under the new guidance, except for clarification of the definition of initial direct costs which provided additional guidance on the timing of recognition of those costs. Subsequent to the issuance of this update, the FASB issued three additional ASUs that provide codification improvements and certain transition elections, including ASU 2018-11, which permits an additional transition method whereby an entity may elect to record a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company was required to and did adopt the standard effective January 1, 2019, using the modified retrospective transition method permitted by

ASU 2018-11. Thus, the Company’s reporting for the comparative period presented in the financial statements and disclosures continues to be in accordance with GAAP Topic 840. Upon adoption, the Company recorded a gross-up of assets and liabilities in its Consolidated Balance Sheet, with approximately $116 million for right of use assets and $131 million of lease payment obligations offset by the elimination of $15 million of existing lease incentive and other deferred rent liabilities. Accounting for leases in accordance with Topic 842 has not had a material impact upon the consolidated results of operations, and is not expected to in future periods. Refer to Note 5 – Operating Leases for further information related to operating lease accounting policy, practical expedient elections for adoption and operating leasing information at adoption and as of March 31, 2019.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations.  The ASU, more commonly referred to as Current Expected Credit Losses, or CECL, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques currently applied will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances.  In addition, the ASU amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration.  The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  Early application is permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  The Company is not planning to early adopt this guidance.  The Company has engaged third party consultants and formed cross-functional working groups comprised of individuals from various areas including credit, finance, treasury, risk management and information technology for implementation. Five work streams have been created to develop the expected credit loss models; execute system implementation; complete balance sheet scoping; ensure the design of effective internal controls surrounding new processes; and provide executive oversight of the project. The Company has completed the configuration of a vendor provided software solution for which testing and implementation is expected to be complete in second quarter of 2019. Validation of models began in the first quarter of 2019 and is expected to be completed during the second quarter of 2019. While the Company has not yet quantified the financial impact of adoption, the expectation is that application of this guidance will result in an increase in the allowance for loan losses given the change in methodology from covering losses inherent in the portfolio to covering losses over the remaining expected life of the portfolio. Application of the guidance is also expected to result in the establishment of an allowance for credit loss on held to maturity debt securities. The amount of the increase in these allowances will be impacted by the portfolio composition and quality at the adoption date as well as economic conditions and forecasts at that time.

17. Subsequent Event

On April 30, 2019, the Company announced its entry to an Agreement and Plan of Merger providing for, among other things, the acquisition of MidSouth Bancorp, Inc. (“MidSouth”) (NYSE: MSL), parent company of MidSouth Bank, N.A. At March 31, 2019, MidSouth had approximately $1.7 billion in assets, including $0.9 billion of loans, and $1.4 billion of deposits. Under the terms of the agreement, each share of MidSouth common stock outstanding will convert, pursuant to a fixed conversion ratio, into the right to receive 0.2952 shares of the Company’s common stock. In addition, the merger agreement allows for the redemption of all of MidSouth’s outstanding preferred stock at closing, subject to receipt of applicable governmental approvals. The value of the stock-based consideration will be determined at the time of closing based on the fixed conversion ratio. The approximate transaction value based on an average of the Company’s share price at the date of the agreement, April 30, 2019, was $213 million. The acquisition is subject to the satisfaction of customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of MidSouth. The transaction is expected to close late in the third quarter of 2019.

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
•

the impact of the trust and asset management transaction, the proposed MidSouth acquisition, or future business combinations on our performance and financial condition including our ability to successfully integrate the businesses;

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

•	our ability to maintain adequate internal controls over financial reporting;
•	potential claims, damages, penalties, fines and reputational damage resulting from pending or future litigation, regulatory proceedings and enforcement actions;
•	the financial impact of future tax legislation; and
•

changes in laws and regulations affecting our businesses, including legislation and regulations relating to bank products and services, as well as changes in the enforcement and interpretation of such laws and regulations by applicable governmental and self-regulatory agencies, which could require us to change certain business practices, increase compliance risk, reduce our revenue, impose additional costs on us, or otherwise negatively affect our businesses.

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

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward looking statements. Additional factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018 and in other periodic reports that we file with the SEC.

You are cautioned not to place undue reliance on these forward-looking statements. We do not intend, and undertake no obligation, to update or revise any forward-looking statements, whether as a result of differences in actual results, changes in assumptions or changes in other factors affecting such statements, except as required by law.

OVERVIEW

Non-GAAP Financial Measures

Management’s Discussion and Analysis of Financial Condition and Results of Operations include non-GAAP measures used to describe our performance. These non-GAAP financial measures have inherent limitations as analytical tools and should not be considered on a standalone basis or as a substitute for analyses of financial condition and results as reported under GAAP.  Non-GAAP financial measures are not standardized and therefore, it may not be possible to compare these measures with other companies that present measures having the same or similar names. These disclosures should not be considered an alternative to GAAP.

A reconciliation of those measures to GAAP measures are provided within the Selected Financial Data section that appears later in this item. The following is a summary of these non-GAAP measures and an explanation as to why they are deemed useful.

Consistent with Securities and Exchange Commission Industry Guide 3, we present net interest income, net interest margin and efficiency ratios on a fully taxable equivalent (“te”) basis. The te basis adjusts for the tax-favored status of net interest income from certain loans and investments using a statutory federal tax rate of 21% to increase tax-exempt interest income to a taxable equivalent basis. We believe this measure to be the preferred industry measurement of net interest income, and that it enhances comparability of net interest income arising from taxable and tax-exempt sources.

We present certain additional non-GAAP financial measures to assist the reader with a better understanding of the Company’s performance period over period, as well as to provide investors with assistance in understanding the success management has experienced in executing its strategic initiatives. These non-GAAP measures may reference the concept “operating.” We use the term “operating” to describe a financial measure that excludes income or expense considered to be nonoperating in nature. Items identified as nonoperating are those that, when excluded from a reported financial measure, provide management or the reader with a measure that may be more indicative of forward-looking trends in our business.

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

Pending Acquisition

On April 30, 2019, we announced our entry into an agreement to acquire MidSouth Bancorp, Inc. (“MidSouth”) (NYSE: MSL) in a stock-for-stock transaction. MidSouth Bank N.A., the wholly-owned banking subsidiary of MidSouth, operates 42 locations in Louisiana and Texas and had approximately $1.7 billion of assets, including $0.9 billion of loans, and $1.4 billion of deposits at March 31, 2019. At the closing, each share of MidSouth’s common stock will convert to the right to receive 0.2952 shares of our common stock. The merger agreement also allows for the redemption of MidSouth’s outstanding preferred stock at closing, subject to the receipt of applicable governmental approvals. The Company expects acquisition-related expenses to approximate $38 million in 2019 and expects the transaction to be accretive to income beginning in the first quarter of 2020. The transaction is expected to add approximately $0.13 to $0.15 to earnings once fully phased-in. The transaction provides the opportunity for both enhanced growth in several of our current markets, such as MidSouth’s home market of Lafayette, Louisiana, as well as opportunities for expansion into new markets in Louisiana and Texas. The acquisition is subject to the satisfaction of customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of MidSouth. The transaction is expected to close with a simultaneous systems conversion late in the third quarter of 2019.

Current Economic Environment

Most of our market area experienced a modest to moderate expansion in economic activity during the first quarter of 2019, according to the Federal Reserve’s Summary of Commentary on Current Economic Conditions (“Beige Book”).   Overall, the economic outlook remains positive.  Activity in the energy sector expanded and outlooks improved compared to the prior quarter. Oil and gas production rose at a slow pace; however, spending for drilling activity declined as firms invested less into new equipment.

Commercial real estate conditions continued to advance in most of our markets. In our Houston market, apartment rents were flat and industrial leasing slowed.

The residential real estate market has a positive outlook with our markets reporting that lower mortgage rates are helping to boost growth from the prior report, but flat to the prior year and optimistic as the spring selling season gets underway.

Retail sales activity and consumer spending grew slightly in most of our markets. The Houston market reported flat sales and slower demand.  Auto sales were down in all of our markets.  The labor market remained tight in our markets with an increase in wages for hard-to-fill or in-demand positions.

Economic data indicates that loan growth was stable in most of our markets, with an increase in loan volumes in our Houston market, primarily with construction real estate lending.  Reports also indicated that financial institutions were able to fund the majority of lending with their deposit base, although competition for deposits continues to increase. Our total loan balance increased $86.4 million, or 2% annualized, during the first quarter of 2019.

Highlights of First Quarter 2019

Net income for the first quarter of 2019 was $79.2 million, or $.91 per diluted common share (EPS), compared to $96.2 million, or $1.10 EPS in the fourth quarter of 2018 and $72.5 million, or $.83 EPS, in the first quarter of 2018. The first quarter of 2019 included a $10.1 million ($.09 per share after-tax impact) provision for loan losses related to the previously disclosed potential fraud associated with DC Solar (further discussion of this matter appears in the Provision for Loan Losses section later in this Item). The fourth quarter of 2018 included $1.9 million ($.02 per share impact) of nonoperating items and the first quarter of 2018 included $7.0 million ($.07 per share impact) of nonoperating items.

Highlights of our first quarter 2019 results (compared to fourth quarter 2018):

•

Net income was $79.2 million, or $.91 per diluted share, a decrease of $17.1 million, or $.19 per share. Excluding nonoperating items, net income was $87.1 million, a decrease of $10.6 million, or $.12 per share.

•

The first quarter results were impacted by a charge-off to the provision taken related to potential fraud on an equipment finance lease with DC Solar ($.09). Fourth quarter 2018 results were impacted by benefits realized on tax reform-related initiatives ($.11).

•	Net interest margin expanded 7 bps to 3.46%.
•	Criticized commercial loans declined $41 million, or 7% ($15 million energy and $26 million nonenergy).
•	Improved mix within the energy portfolio of 55% in exploration & production, transportation and storage, and 45% in onshore and offshore support services.

The first quarter of 2019 reflects improvements in the net interest margin and asset quality, two key areas of focus. During the fourth quarter of 2018, we restructured a portion of our investment and loan portfolios whereby we sold certain lower yielding securities and loans and reinvested in higher yielding assets. The portfolio restructuring and other improvements in our earning asset mix, along with the December 2018 interest rate increase, contributed to the expansion in the net interest margin. Asset quality improved with criticized commercial loans down in both the energy and nonenergy portfolios.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) for the first quarter of 2019 was $223.1 million, a $1.6 million, or 1%, increase from the fourth quarter of 2018.  Net interest income (te) for the first quarter of 2019 increased $13.5 million, or 6%, compared to the first quarter of 2018.  The linked quarter increase is primarily attributable to a full quarter impact of the fourth quarter portfolio restructure and the December 2018 rate increase, partially offset by two fewer accrual days.

The net interest margin (te) was 3.46 % for the first quarter of 2019, up 7 bps from the fourth quarter of 2018.  Net interest margin (te) was favorably impacted by the late 2018 portfolio restructuring. The restructuring and other improvements in the earning asset mix and the recent interest rate increase resulted in a 14 bp improvement in the earning asset yield, including increases in the loan yield of 13 bps, bond portfolio yield of 7 bps, and short term investments yield of 17 bps. Partially offsetting the linked quarter improvement in the earning asset yield was the movement of our deposit and loan betas at differing intervals. The deposit and loan betas are defined as the amount by which deposit and loan costs change in response to the movement in short-term interest rates. Our deposit beta moved from 31% to 50% in the first quarter of 2019, while our loan beta moved from 40% to 54% over the same period. The movement in the deposit beta was influenced by a 20 bp increase in the cost of brokered CDs, and a 20 bp increase in the rate paid on public fund deposits.

Compared to the first quarter of 2018, the net interest margin increased 9 bps, primarily due to an improvement in the earning asset mix and the net benefit from interest rate increases during 2018.

The following tables detail the components of our net interest income (te) and net interest margin.

	Three Months Ended
	March 31, 2019			December 31, 2018			March 31, 2018
(dollars in millions)	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$15,062.1	$180.5	4.86%	$14,794.9	$172.8	4.64%	$14,224.4	$150.9	4.30%
Residential mortgage loans	2,942.4	31.1	4.23%	2,888.2	29.2	4.04%	2,718.4	27.9	4.10%
Consumer loans	2,122.4	29.9	5.72%	2,134.6	32.5	6.04%	2,085.7	29.0	5.64%
Loan fees & late charges	—	(0.9)	0.00%	—	0.6	0.00%	—	0.5	0.00%
Total loans (te) (b)	20,126.9	240.6	4.84%	19,817.7	235.1	4.71%	19,028.5	208.3	4.43%
Loans held for sale	20.6	0.3	4.92%	22.2	0.2	2.91%	32.2	0.2	2.75%
US Treasury and government agency securities	123.8	0.7	2.25%	131.8	0.8	2.23%	148.4	0.8	2.21%
Mortgage-backed securities and collateralized mortgage obligations	4,599.4	29.9	2.60%	4,896.2	30.9	2.53%	4,785.3	27.9	2.33%
Municipals (te)	930.0	7.4	3.17%	933.9	7.4	3.17%	960.1	7.6	3.18%
Other securities	3.5	0.0	3.09%	3.6	0.0	2.77%	3.5	0.0	2.06%
Total securities (te) (c)	5,656.7	38.0	2.69%	5,965.5	39.1	2.62%	5,897.3	36.3	2.46%
Total short-term investments	216.2	1.2	2.18%	205.8	1.0	2.01%	148.3	0.5	1.34%
Total earning assets (te)	$26,020.4	$280.1	4.35%	$26,011.2	$275.4	4.21%	$25,106.3	$245.3	3.95%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$8,082.6	$14.7	0.74%	$7,940.7	$12.4	0.62%	$8,043.2	$9.1	0.46%
Time deposits	3,743.3	18.0	1.95%	3,616.2	16.6	1.82%	2,979.0	9.7	1.32%
Public funds	3,060.5	13.4	1.78%	2,680.8	10.7	1.58%	3,070.1	8.1	1.07%
Total interest-bearing deposits	14,886.4	46.1	1.26%	14,237.7	39.7	1.11%	14,092.3	26.9	0.78%
Short-term borrowings	1,684.9	8.1	1.92%	2,330.3	11.5	1.98%	1,823.1	5.4	1.17%
Long-term debt	225.0	2.8	4.99%	222.3	2.7	4.82%	305.1	3.4	4.48%
Total borrowings	1,909.9	10.9	2.30%	2,552.6	14.2	2.21%	2,128.2	8.8	1.66%
Total interest-bearing liabilities	16,796.3	57.0	1.38%	16,790.3	53.9	1.27%	16,220.5	35.7	0.89%
Net interest-free funding sources	9,224.1			9,220.9			8,885.8
Total cost of funds	$26,020.4	$57.0	0.89%	$26,011.2	$53.9	0.82%	$25,106.3	$35.7	0.58%
Net interest spread (te)		$223.1	2.97%		$221.5	2.94%		$209.6	3.05%
Net interest margin	$26,020.4	$223.1	3.46%	$26,011.2	$221.5	3.39%	$25,106.3	$209.6	3.37%

(a)	Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities.

(d)  Included in interest income is net purchase accounting accretion of $5.0 million for the three months ended March 31, 2019 and December 31, 2018 and $6.8 million for the three months ended March 31, 2018.

Provision for Loan Losses

During the first quarter of 2019, we recorded a provision for loan losses of $18.0 million, up $9.9 million from the fourth quarter of 2019 and up $5.8 million from the first quarter of 2018.  Included in the current quarter’s provision is a $10.1 million charge-off related to the DC Solar credit discussed below and a relatively flat allowance compared to the prior quarter.

The Company had a lease financing facility to DC Solar, a company that sold and managed mobile solar generators. In February 2019, the borrower filed for Chapter 11 bankruptcy protection and we became aware of an affidavit from a Federal Bureau of Investigation special agent that alleged that this borrower was operating a potentially fraudulent Ponzi-type scheme and that the majority of mobile solar generators sold to investors and managed by the borrower and the majority of the related lease revenues claimed to have been received by the borrower may not have existed. The $10.1 million charged-off taken in the quarter represents the majority of our exposure to this borrower. There could be potential for some recovery in the future depending on our ability to sell or re-lease the solar units.

The provision includes net charge-offs totaling $17.9 million, which represents 0.36% of average total loans on an annualized basis in the first quarter of 2019, or 0.16% when adjusted to exclude the DC Solar charge-off, compared to net charge-offs of $28.1 million, or 0.56 % of average total loans in the fourth quarter of 2018.

The discussion of Allowance for Loan Losses and Asset Quality later in this Item provides additional information on changes in the allowance for loan losses and general credit quality.

Noninterest Income

Noninterest income totaled $70.5 million for the first quarter of 2019, down $4.0 million, or 5% from the fourth quarter of 2018 and up $4.3 million, or 6%, compared to the first quarter of 2018.  Excluding nonoperating items related to a portfolio restructure in the fourth quarter of 2018 and a loss on the sale of a subsidiary in the first quarter of 2018, noninterest income was down $3.4 million, or 5% from the fourth quarter of 2018 and up $3.1 million, or 5%, from the first quarter of 2018.  The decrease from the prior quarter was primarily driven by decreases due to seasonality, market conditions and fewer business days in the quarter discussed in more detail below.  The increase compared to the first quarter of 2018 was largely driven by an increase in trust fees following the trust and asset management acquisition, as well as higher bank card and ATM fees.

The components of operating and nonoperating noninterest income are presented in the following table for the indicated periods.

	Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
Service charges on deposit accounts	$20,367	$21,466	$21,448
Trust fees	15,124	15,762	11,335
Bank card and ATM fees	15,290	15,656	14,458
Investment and annuity fees and insurance commissions	6,528	6,307	6,125
Secondary mortgage market operations	3,726	3,933	3,401
Income from bank-owned life insurance	3,265	3,141	3,070
Credit related fees	2,595	3,165	2,722
Income from derivatives	809	893	1,523
Gain (loss) on sales of assets	397	(151)	(62)
Other miscellaneous	2,402	3,762	3,377
Total noninterest operating income	$70,503	$73,934	$67,397
Nonoperating income items	—	604	(1,145)
Total noninterest income	$70,503	$74,538	$66,252

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2019	2018	2018
Gain (loss) on portfolio restructure:
Gain on sale of Visa Class B common shares	$-	$33,229	$-
Loss on sale of investment securities	-	(25,480)	-
Loss on sale of loans	-	(7,145)	-
Total net gain on portfolio restructure	$-	$604	$-
Loss on sale of subsidiary	-	-	(1,145)
Total nonoperating income	$-	$604	$(1,145)

Service charges on deposits totaled $20.4 million for the first quarter of 2019, down $1.1 million, or 5%, from both the fourth quarter of 2018 and the first quarter of 2018. The decrease from the prior quarter was primarily due to fewer business days and seasonal decrease in consumer overdraft fees.  The decrease from the first quarter of 2018 was due to lower consumer overdraft fees and service charges, partially offset by increased check printing fees.

Trust fees decreased $0.6 million, or 4%, linked quarter largely as a result of market conditions, which began to decline towards the end of fourth quarter 2018 and gradually recovered over the current quarter.  Compared to the first quarter of 2018, trust fees increased $3.8 million, or 33%, largely due to the July 2018 trust and asset management acquisition.

Bank card and ATM fees totaled $15.3 million for the first quarter of 2019, down $0.4 million, or 2%, from the fourth quarter of 2018, due to fewer days in the first quarter.  Compared to the first quarter of 2018, bank card and ATM fees were up $0.8 million, or 6%, primarily due to increased card activity.

Investment and annuity fees and insurance commissions increased $0.2 million, or 4%, compared to fourth quarter 2018 primarily due to bond trading fees attributable to a higher volume of institutional brokerage sales and underwriting activity, partially offset by a decrease in insurance and annuity sales. Investment and annuity fees and insurance commissions increased $0.4 million, or 7%, compared to first quarter 2018.

Fee income from secondary mortgage market operations was down $0.2 million, or 5%, from fourth quarter of 2018 and up $0.3 million, or 10%, from the first quarter of 2018. These fees will vary based on origination volume and the timing of subsequent sales.

Income from bank-owned life insurance was $3.3 million in the first quarter of 2019, up $0.1 million, or 4%, from the fourth quarter of 2018 and up $0.2 million, or 6%, from the first quarter of 2018. The increase from the prior quarter is related to a mortality gain and the increase from the first quarter of 2018 is related to the restructure of a portion of our bank owned life insurance contracts during the third quarter of 2018.

Credit related fees were $2.6 million for the first quarter of 2019, down $0.6 million, or 18%, from the fourth quarter of 2018 and down $0.1 million, or 5%, from the first quarter of 2018.  The linked-quarter decline was due to lower letter of credit and unused commitment fees, primarily attributable to fewer energy-related participation relationships.

Income from our customer interest rate derivative program resulted in a $0.8 million net gain for the first quarter of 2019 compared to $0.9 million in the fourth quarter of 2018 and $1.5 million for the first quarter of 2018.  Derivative income can be volatile and is dependent upon both customer sales activity and market value adjustments due to market interest rate movement.

Gain on disposal of assets was $0.4 million in the first quarter of 2019, primarily attributable to the sale of mortgage loans.  In the fourth quarter of 2018, we recorded a loss of $0.2 million, primarily attributable to fixed asset retirements.

Other miscellaneous income of $2.4 million was down $1.4 million, or 36%, compared to the fourth quarter of 2018 and $1.0 million, or 29%, compared to the first quarter of 2018.  The decrease compared to both periods was due largely to lower syndication fees and earnings from community development entities and other investments.

Noninterest Expense

Noninterest expense for the first quarter of 2019 was $175.7 million, down $3.7 million, or 2%, from the fourth quarter of 2018, and up $4.9 million, or 3%, from the first quarter of 2018.  Excluding nonoperating expenses, operating expense for the first quarter of 2019 was down $1.2 million, or less than 1%, and up $10.9 million, or 7%, from the first quarter of 2018.

There were no nonoperating noninterest expenses in the first quarter of 2019. Nonoperating noninterest expenses in the fourth quarter of 2018 totaled $2.5 million and primarily included costs associated with Hurricane Michael damage, the trust and asset management acquisition and the move of the New Orleans Main regional headquarters. Nonoperating noninterest expenses for the first quarter of

2018 included costs of a one-time bonus, the brand consolidation project, the sale of the consumer finance company, and the acquisition of the trust and asset management business.  The components of noninterest operating and nonoperating expense are presented in the following tables for the indicated periods.

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2019	2018	2018
Operating expense
Compensation expense	$83,968	$86,508	$76,743
Employee benefits	19,730	18,400	19,623
Personnel expense	103,698	104,908	96,366
Net occupancy expense	11,984	12,153	10,943
Equipment expense	4,679	3,827	3,493
Data processing expense	19,331	18,492	16,368
Professional services expense	8,168	9,390	7,847
Amortization of intangible assets	5,138	5,472	5,618
Deposit insurance and regulatory fees	5,406	6,754	7,948
Other real estate (income) expense	(991)	(2,924)	210
Advertising	3,080	3,934	2,341
Corporate value and franchise taxes	4,042	2,860	3,440
Printing and supplies	1,169	1,209	1,031
Telecommunications and postage	3,466	3,555	3,850
Travel expense	1,098	1,462	1,064
Entertainment and contributions	2,708	2,899	2,509
Tax credit investment expense	1,138	1,857	874
Other retirement expense	(4,105)	(5,076)	(4,463)
Other miscellaneous	5,691	6,136	5,499
Total operating expense	$175,700	$176,908	$164,938
Nonoperating expense items	-	2,458	5,853
Total noninterest expense	$175,700	$179,366	$170,791

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2019	2018	2018
Nonoperating expense
Personnel expense	$—	$97	$3,608
Net occupancy expense	—	421	67
Equipment expense	—	212	53
Data processing expense	—	423	81
Professional services expense	—	(2)	1,408
Advertising	—	(196)	185
Printing and supplies	—	78	255
Loss on restructure of bank-owned life insurance contracts	—	62	—
Other expense	—	1,363	196
Total nonoperating expenses	$—	$2,458	$5,853

The following discussion of the components of operating expense excludes nonoperating items for each period.

Personnel expense totaled $103.7 million for the first quarter of 2019, down $1.2 million, or 1%, compared to the prior quarter, primarily due to two fewer payroll days in the quarter.  Personnel costs were up $7.3 million, or 8%, compared to the first quarter of 2018 due to merit increases and additional headcount following the trust and asset management acquisition.

Occupancy and equipment expenses totaled $16.7 million in the first quarter of 2019, up $ 0.7 million, or 4%, from the fourth quarter of 2018 and up $2.2 million, or 15%, from the first quarter of 2018.  The increase compared to the prior quarter is largely due to higher depreciation expense on furniture and equipment following the move of the New Orleans regional headquarters. The increase compared to first quarter of 2018 is attributable to both the move of the regional headquarters and an increase in depreciation of new signage following the Company’s rebranding.

Data processing expense was $19.3 million for the first quarter of 2019, up $0.8 million, or 5%, from the fourth quarter of 2018, and up $3.0 million, or 18%, from the first quarter of 2018.

Professional service expense totaled $8.2 million in the first quarter of 2019, down $1.2 million, or 13%, compared to the previous quarter and up $0.3 million, or 4% compared to the same quarter last year.  The decrease from the prior quarter was largely due to a decrease in costs associated with problem credits. Professional service expense includes legal, audit, accounting and other consulting services.

Deposit insurance and regulatory fees and corporate value and franchise taxes were $9.4 million, a decrease of $0.2 million, or 2%, from the fourth quarter of 2018 and down $1.9 million, or 17%, from the first quarter of 2018.  Deposit insurance and regulatory fees and corporate value and franchise taxes were down both quarter over quarter and year over year primarily due to a reduction in the risk-based deposit insurance assessment fees, with the year-over-year variance impacted by the elimination of the quarterly deposit insurance fund surcharge.

Business development-related expenses (including advertising, travel and entertainment and contributions) were $6.9 million for the first quarter of 2019, down $1.4 million, or 17%, from the fourth quarter of 2018 and up $1.0 million, or 16%, from the first quarter of 2018.  The primary driver of the decrease from the prior quarter and the increase from the same quarter a year ago is advertising expenditures.

Other real estate income was $1.0 million for the first quarter of 2019 compared to $2.9 million in the fourth quarter of 2018 and a net expense of $0.2 million in the first quarter of 2018. The first quarter of 2019 and fourth quarter of 2018 reflect gains on dispositions of properties in excess of holding costs.

All other expenses, excluding amortization of intangibles and nonoperating expense items, totaled $7.4 million for the first quarter of 2019, down $0.3 million, or 4%, from the fourth quarter of 2018, and up $0.6 million, or 8%, from the first quarter of 2018.  The variances compared to prior quarter and prior year were largely driven by changes in tax credit investment expense, the net credit for other retirement expense and other miscellaneous expense.

Income Taxes

The effective income tax rate for the first quarter of 2019 was approximately 17.6%, compared to 7.9% in the fourth quarter of 2018 and 18.5% in the first quarter of 2018. The effective tax rate was lower in the fourth quarter of 2018 primarily due to the $9.9 million income tax benefit attributable to the 2017 tax savings initiatives implemented following the passage of the Tax Cuts and Jobs Act (“Tax Act”), which, among other things, lowered the corporate federal income tax rate from 35% to 21%. The fourth quarter 2018 effective tax rate excluding impact of the tax savings initiatives would have been 17.5%, which is comparable to the first quarter 2019 effective tax rate. Management expects the effective tax rate for 2019 will be in the range of 17%-19% based on current forecasts.

Our effective tax rate has historically varied from the federal statutory rate primarily because of tax-exempt income and tax credits.  Interest income on bonds issued by or loans to state and municipal governments and authorities, and earnings from the life insurance contract program are the major components of tax-exempt income.  The main source of tax credits has been investments in tax-advantaged securities and tax credit projects.  These investments are made primarily in the markets the Company serves and are directed at tax credits issued under the Qualified Zone Academy Bonds (“QZAB”), Qualified School Construction Bonds (“QSCB”) as well as Federal and State New Market Tax Credit (“NMTC”) programs. The investments generate tax credits, which reduce current and future taxes and are recognized when earned as a benefit in the provision for income taxes. The Tax Act repealed the provision related to tax credit bonds effective for bonds issued after December 31, 2017.

We have invested in NMTC projects through investments in our own Community Development Entity (“CDE”), as well as other unrelated CDEs. Federal tax credits from NMTC investments are recognized over a seven-year period, while recognition of the benefits from state tax credits varies from three to five years.

Based on tax credit investments that have been made to date and those anticipated to be made utilizing the remaining portion of our $50 million NMTC allocation award received in 2018, we expect to realize benefits from federal and state tax credits over the next three years totaling $7.5 million, $5.6 million and $4.9 million for 2020, 2021 and 2022, respectively. We intend to continue making investments in tax credit projects.  However, our ability to access new credits will depend upon, among other factors, federal and state tax policies and the level of competition for such credits.

The following table reconciles reported income tax expense to that computed at the statutory federal tax rate for the indicated periods.

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2019	2018	2018
Taxes computed at statutory rate	$20,163	$21,946	$18,663
Tax credits:
QZAB/QSCB	(710)	(759)	(759)
NMTC - Federal and State	(1,402)	(3,805)	(1,379)
LIHTC and other tax credits	—	(365)	—
Total tax credits	(2,112)	(4,929)	(2,138)
State income taxes, net of federal income tax benefit	1,905	2,813	2,044
Tax-exempt interest	(2,417)	(2,536)	(2,786)
Life insurance contracts	(678)	(529)	(930)
Employee share-based compensation	(272)	(919)	(140)
Impact from interim estimated effective tax rate	(776)	1,152	356
FDIC assessment disallowance	545	566	747
Return to provision adjustment	—	(9,942)	—
Other, net	492	643	581
Income tax expense	$16,850	$8,265	$16,397

Selected Financial Data

The following tables contain selected financial data as of the dates and for the periods indicated.

	Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
Common Share Data
Earnings per share:
Basic	$0.91	$1.11	$0.83
Diluted	$0.91	$1.10	$0.83
Cash dividends paid	$0.27	$0.27	$0.24
Book value per share (period-end)	$37.23	$35.98	$33.96
Tangible book value per share (period-end)	$26.92	$25.62	$24.22
Weighted average number of shares (000s):
Basic	85,688	85,522	82,241
Diluted	85,800	85,677	85,423
Period-end number of shares (000s)	85,710	85,643	85,285
Market data:
High sales price	$44.34	$49.22	$56.40
Low sales price	$34.11	$32.59	$49.48
Period-end closing price	$40.40	$34.77	$51.70
Trading volume (000s) (a)	28,124	33,269	35,459

(a)	Trading volume is based on the total volume as determined by NASDAQ on the last day of the quarter.

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2019	2018	2018
Income Statement:
Interest income	$276,283	$271,357	$241,395
Interest income (te) (a)	280,107	275,395	245,358
Interest expense	57,029	53,924	35,731
Net interest income (te)	223,078	221,471	209,627
Provision for loan and lease losses	18,043	8,100	12,253
Noninterest income	70,503	74,538	66,252
Noninterest expense (excluding amortization of intangibles)	170,562	173,894	165,173
Amortization of intangibles	5,138	5,472	5,618
Income before income taxes	96,014	104,505	88,872
Income tax expense	16,850	8,265	16,397
Net income	$79,164	$96,240	$72,475

Earnings excluding nonoperating items
Net income	$79,164	$96,240	$72,475
Provision for alleged fraud (b)	$10,084	—	—
Nonoperating income	—	(604)	1,145
Nonoperating expense	—	2,458	5,853
Income tax benefit	(2,118)	(389)	(1,216)
Nonoperating items, net of applicable income tax benefit	7,966	1,465	5,782
Operating earnings	$87,130	$97,705	$78,257

	Three Months Ended
	March 31,	December 31,	March 31,
	2019	2018	2018
Performance Ratios
Return on average assets	1.13%	1.35%	1.08%
Return on average common equity	10.30%	12.76%	10.23%
Return on average tangible common equity	14.38%	18.15%	14.41%
Earning asset yield (te) (a)	4.35%	4.21%	3.95%
Total cost of funds	0.89%	0.82%	0.58%
Net interest margin (te)	3.46%	3.39%	3.37%
Noninterest income to total revenue (te)	24.01%	25.18%	24.01%
Average loan/deposit ratio	87.08%	88.09%	86.32%
FTE employees (period-end)	3,885	3,933	3,775
Capital Ratios
Common stockholders' equity to total assets	11.20%	10.91%	10.61%
Tangible common equity ratio (c)	8.36%	8.02%	7.80%

Select performance measures excluding nonoperating items
Operating earnings per share - diluted (d)	$1.00	$1.12	$0.90
Return on average assets - operating	1.24%	1.37%	1.17%
Return on average common equity - operating	11.33%	12.95%	11.05%
Return on average tangible common equity - operating	15.83%	18.43%	15.56%
Efficiency ratio (e)	58.10%	58.03%	57.51%
Noninterest income as a percent of total revenue (te) - operating	24.01%	25.03%	24.33%

(a)	Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)	Provision for loan loss in response to circumstances surrounding the bankruptcy filing and alleged fraud by DC Solar.
(c)	The tangible common equity ratio is common stockholders’ equity less intangible assets divided by total assets less intangible assets.
(d)	See Reconciliation of Non-GAAP Measures “Operating earnings per share – diluted” for the reconciliation of this non-GAAP measure.
(e)	The efficiency ratio is noninterest expense to total net interest (te) and noninterest income, excluding amortization of purchased intangibles and nonoperating items.

	Three Months Ended
	March 31,	December 31,	March 31,
($ in thousands)	2019	2018	2018
Asset Quality Information
Nonaccrual loans (a)	$204,831	$187,295	$275,179
Restructured loans - still accruing	117,578	139,042	166,520
Total nonperforming loans	322,409	326,337	441,699
Other real estate (ORE) and foreclosed assets	27,148	26,270	26,630
Total nonperforming assets	$349,557	$352,607	$468,329
Accruing loans 90 days past due (b)	$20,308	$5,589	$12,724
Net charge-offs	17,869	28,136	12,200
Allowance for loan and lease losses	194,688	194,514	210,713
Provision for loan and lease losses	18,043	8,100	12,253
Ratios:
Nonperforming assets to loans, ORE and foreclosed assets	1.74%	1.76%	2.45%
Accruing loans 90 days past due to loans	0.10%	0.03%	0.07%
Nonperforming assets + accruing loans 90 days past due to loans, ORE and foreclosed assets	1.84%	1.79%	2.52%
Net charge-offs to average loans	0.36%	0.56%	0.26%
Allowance for loan losses to period-end loans	0.97%	0.97%	1.10%
Allowance for loan losses to nonperforming loans + accruing loans 90 days past due	56.81%	58.60%	46.37%

(a)

Included in nonaccrual loans are nonaccruing restructured loans totaling $105.9 million, $85.5 million and $118.0 million at 3/31/2019, 12/31/2018 and 3/31/2018, respectively. Nonaccrual loans and accruing loans past due 90 days or more do not include purchased credit impaired loans which were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.

(b)	Excludes 90+ accruing troubled debt restructured loans already reflected in total nonperforming loans of $1.5 million, $8.7 million and $13.7 million as of 3/31/19, 12/31/18 and 3/31/18, respectively.

	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands)	2019	2018	2018	2018	2018
Period-End Balance Sheet
Total loans, net of unearned income	$20,112,838	$20,026,411	$19,543,717	$19,370,917	$19,092,504
Loans held for sale	27,437	28,150	29,043	36,047	21,827
Securities	5,577,522	5,670,584	5,987,447	6,113,873	5,930,076
Short-term investments	163,762	111,094	108,074	104,210	61,541
Earning assets	25,881,559	25,836,239	25,668,281	25,625,047	25,105,948
Allowance for loan losses	(194,688)	(194,514)	(214,550)	(214,530)	(210,713)
Goodwill and other intangible assets	883,097	887,123	892,595	825,223	830,544
Other assets	1,920,263	1,707,059	1,751,849	1,689,707	1,571,558
Total assets	$28,490,231	$28,235,907	$28,098,175	$27,925,447	$27,297,337
Noninterest-bearing deposits	$8,158,658	$8,499,027	$8,140,530	$8,165,796	$8,230,060
Interest-bearing transaction and savings deposits	8,224,203	8,000,093	7,972,417	7,711,542	8,058,793
Interest-bearing public funds deposits	3,229,589	3,006,516	2,613,858	2,854,839	3,108,008
Time deposits	3,767,844	3,644,549	3,691,002	3,503,161	3,088,861
Total interest-bearing deposits	15,221,636	14,651,158	14,277,277	14,069,542	14,255,662
Total deposits	23,380,294	23,150,185	22,417,807	22,235,338	22,485,722
Short-term borrowings	1,388,735	1,589,128	2,276,647	2,314,190	1,452,097
Long-term debt	224,962	224,993	215,912	266,009	300,443
Other liabilities	305,665	190,261	208,931	180,355	163,037
Stockholders' equity	3,190,575	3,081,340	2,978,878	2,929,555	2,896,038
Total liabilities & stockholders' equity	$28,490,231	$28,235,907	$28,098,175	$27,925,447	$27,297,337

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2019	2018	2018
Average Balance Sheet
Total loans, net of unearned income	$20,126,948	$19,817,729	$19,028,490
Loans held for sale	20,618	22,187	32,194
Securities (a)	5,656,689	5,965,461	5,897,290
Short-term investments	216,192	205,806	148,309
Earning assets	26,020,447	26,011,183	25,106,283
Allowance for loan losses	(196,384)	(213,902)	(216,796)
Goodwill and other intangible assets	885,381	889,820	833,269
Other assets	1,742,104	1,572,862	1,514,321
Total assets	$28,451,548	$28,259,963	$27,237,077
Noninterest-bearing deposits	$8,227,698	$8,260,487	$7,951,121
Interest-bearing transaction and savings deposits	8,082,584	7,940,670	8,043,176
Interest-bearing public fund deposits	3,060,565	2,680,837	3,070,079
Time deposits	3,743,292	3,616,151	2,979,043
Total interest-bearing deposits	14,886,441	14,237,658	14,092,298
Total deposits	23,114,139	22,498,145	22,043,419
Short-term borrowings	1,684,904	2,330,280	1,823,033
Long-term debt	224,966	222,339	305,117
Other liabilities	309,488	215,934	192,695
Stockholders' equity	3,118,051	2,993,265	2,872,813
Total liabilities & stockholders' equity	$28,451,548	$28,259,963	$27,237,077

(a)	Average securities do not include unrealized holding gains/losses on available for sale securities.

Reconciliation of Non-GAAP Measures

Operating revenue (te) and operating pre-provision net revenue (te)

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands)	2019	2018	2018	2018	2018
Net interest income	$219,254	$217,433	$214,194	$211,547	$205,664
Noninterest income	70,503	74,538	75,518	68,832	66,252
Total revenue	$289,757	$291,971	$289,712	$280,379	$271,916
Tax-equivalent adjustment (a)	3,824	4,038	4,095	4,081	3,963
Nonoperating revenue	—	(604)	—	—	1,145
Operating revenue (te)	$293,581	$295,405	$293,807	$284,460	$277,024
Noninterest expense	(175,700)	(179,366)	(181,187)	(184,402)	(170,791)
Nonoperating expense	-	2,458	4,827	15,805	5,853
Operating pre-provision net revenue (te)	$117,881	$118,497	$117,447	$115,863	$112,086

Operating earnings per share - diluted

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands)	2019	2018	2018	2018	2018
Net income	$79,164	$96,240	$83,878	$71,177	$72,475
Net income allocated to participating securities	(1,337)	(1,691)	(1,544)	(1,328)	(1,366)
Net income available to common shareholders	77,827	94,549	82,334	69,849	71,109
Nonoperating items, net of applicable income tax	7,966	1,465	3,813	12,486	5,782
Nonoperating items allocated to participating securities	(134)	(26)	(71)	(233)	(109)
Operating earnings available to common shareholders	85,659	95,988	86,076	82,102	76,782
Weighted average common shares - diluted	85,800	85,677	85,539	85,483	85,423
Earnings per share - diluted	$0.91	$1.10	$0.96	$0.82	$0.83
Operating earnings per share - diluted	$1.00	$1.12	$1.01	$0.96	$0.90

(a)	Taxable equivalent adjustment (te) amounts are calculated using a federal income tax rate of 21%.

LIQUIDITY

Liquidity management is focused on ensuring that funds are available to meet the cash flow requirements of our depositors and borrowers, while also meeting the operating, capital and strategic cash flow needs of the Company, the Bank and other subsidiaries.  We develop liquidity management strategies and measure and monitor liquidity risk as part of our overall asset/liability management process.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities and repayments of investment securities and occasional sales of various assets.  Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements.  Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window.  Management has established an internal target for the ratio of free securities to total securities to be 20% or more. As shown in the table below, our ratio of free securities to total securities was 33.57% at March 31, 2019, compared to 41.39% at December 31, 2018 and 43.35% at March 31, 2018.  The total of pledged securities at March 31, 2019 was $3.7 billion, up $391.2 million from December 31, 2018. Securities are pledged as collateral related to public funds and repurchase agreements. Total securities of $5.6 billion at March 31, 2019 were down $93.1 million compared to December 31, 2018 and $297.7 million lower than at March 31, 2018.

	March 31,	December 31,	September 30,	June 30,	March 31,
Liquidity Metrics	2019	2018	2018	2018	2018
Free securities / total securities	33.57%	41.39%	48.90%	49.31%	43.35%
Core deposits / total deposits	89.98%	90.47%	89.71%	89.65%	90.94%
Wholesale funds / core deposits	13.61%	14.53%	19.34%	19.93%	14.32%
Quarterly average loans /quarterly average deposits	87.08%	88.09%	88.39%	86.84%	86.32%

The liability portion of the balance sheet provides liquidity mainly through the Company’s ability to use cash sourced from various customers’ interest-bearing and noninterest-bearing deposit and sweep accounts.  At March 31, 2019, deposits totaled $23.4 billion, an increase of $230.1 million, or 1%, from December 31, 2018 and an increase of $894.6 million, or 4%, from March 31, 2018. Core deposits consist of total deposits excluding certificates of deposit (“CDs”) of $250,000 or more and brokered deposits. Core deposits totaled $21.0 billion at March 31, 2019, an increase of $93.6 million from December 31, 2018, and $591.2 million from March 31, 2018. The ratio of core deposits to total deposits was 89.98% at March 31, 2019, compared to 90.47% at December31, 2018 and 90.94% at March 31, 2018. Brokered deposits totaled $1.2 billion as of March 31, 2019, an increase of $21.2 million compared to December 31, 2018 and $74.9 million compared to March 31, 2018. The use of brokered deposits as a funding source is subject to certain policies regarding the amount, term and interest rate.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At March 31, 2019, the Bank had borrowings of approximately $900 million and had approximately $3.8 billion available under this line. The Bank also has unused borrowing capacity at the Federal Reserve’s discount window of approximately $2.7 billion; there were no outstanding borrowings with the Federal Reserve at any date during any period covered by this report.

Wholesale funds, which are comprised of short-term borrowings, long-term debt and brokered deposits were 13.61% of core deposits at March 31, 2019, compared to 14.53% at December 31, 2018 and 14.32% at March 31, 2018.  The linked quarter decrease in wholesale funds was primarily related to decreases in FHLB borrowings. The year over year decrease in wholesale funds was primarily related to decreases in FHLB borrowings, long-term debt and federal funds purchased, partially offset by increases in brokered deposits and repurchase agreements. The Company has established an internal target for wholesale funds to be less than 25% of core deposits.

Another key measure used to monitor our liquidity position is the loan-to-deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding).  The loan-to-deposit ratio measures the amount of funds the Company lends for each dollar of deposits on hand.  Our loan-to-deposit ratio for the first quarter of 2019 was 87.08%, compared to 88.09% for the fourth quarter of 2018 and 86.32% for the first quarter of 2018.  Management has an established target range for the loan-to-deposit ratio of 87% to 89%.

Cash generated from operations is another important source of funds to meet liquidity needs.  The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the three months ended March 31, 2019 and 2018.

Dividends received from the Bank have been the primary source of funds available to the Parent for the payment of dividends to our stockholders and for servicing its debt.  The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends the Bank can distribute to the Parent.  The Parent targets cash and other liquid assets to provide liquidity in an amount sufficient to fund approximately six quarters of anticipated common stockholder dividends, but will temporarily operate below that level if a return to the target can be achieved in the near-term.

CAPITAL RESOURCES

Stockholders’ equity totaled $3.2 billion at March 31, 2019, up $109 million, or 4%, from December 31, 2018 and up $295 million, or 10%, from March 31, 2018.  The tangible common equity ratio was 8.36 % at March 31, 2019, compared to 8.02% at December 31, 2018 and 7.80% at March 31, 2018.   The increase in the ratio from prior quarter is due to increases in net tangible retained earnings and net gains on fair value adjustments of securities available for sale included in other comprehensive income.  The increase from March 31, 2018 was primarily related to the change in net tangible retained earnings and the reduction in accumulated other comprehensive losses, partially offset by tangible asset growth and an increase in intangible assets related to acquisition transactions. Management has established an internal target for the tangible common equity ratio of at least 8.00%; however, management will allow the tangible common equity ratio to drop below 8.00% on a temporary basis if it believes that the shortfall can be replenished through normal operations within a short time frame.

The regulatory capital ratios of the Company and the Bank as of March 31, 2019 continued to improve and remained well in excess of current regulatory minimum requirements. The Company and the Bank have been categorized as “well-capitalized” in the most recent notices received from our regulators. Both entities currently exceed all capital requirements of the Basel III requirements, including the fully phased-in conservation buffer. Refer to the Supervision and Regulation section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion of our capital requirements.

The following table shows the regulatory capital ratios for the Company and the Bank as calculated under current rules for the indicated periods. The Company’s and Bank’s regulatory filings for quarter ended March 31, 2018 were filed in the names of Hancock Holding Company and Whitney Bank, respectively.

	Well-	March 31,	December 31,	September 30,	June 30,	March 31,
	Capitalized	2019	2018	2018	2018	2018
Total capital (to risk weighted assets)
Hancock Whitney Corporation	10.00%	12.24%	11.99%	11.98%	12.12%	12.00%
Hancock Whitney Bank	10.00%	11.73%	11.17%	11.25%	11.57%	11.60%
Tier 1 common equity capital (to risk weighted assets)
Hancock Whitney Corporation	6.50%	10.74%	10.48%	10.36%	10.48%	10.35%
Hancock Whitney Bank	6.50%	10.88%	10.32%	10.30%	10.60%	10.63%
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	8.00%	10.74%	10.48%	10.36%	10.48%	10.35%
Hancock Whitney Bank	8.00%	10.88%	10.32%	10.30%	10.60%	10.63%
Tier 1 leverage capital
Hancock Whitney Corporation	5.00%	8.85%	8.67%	8.50%	8.66%	8.51%
Hancock Whitney Bank	5.00%	8.97%	8.54%	8.46%	8.77%	8.75%

On May 24, 2018, our board of directors approved a stock buyback program that authorized the repurchase of up to 5%, or approximately 4.3 million shares, of outstanding common stock. The approved program allows us to repurchase shares of our common stock either in the open market in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions with non-affiliated sellers or as otherwise determined by the Company in one or more transactions, from time to time until December 31, 2019. The Company is not obligated to purchase any shares under this program and the board of directors may terminate or amend the program at any time prior to the expiration. As of March 31, 2019, we had purchased 200,000 shares of our common stock at an average price of $41.30 per share under this program.

On January 28, 2019, our board of directors declared the regular first quarter cash dividend at $0.27 per share, the same as prior quarter. The Company has paid uninterrupted quarterly dividends to shareholders since 1967.

BALANCE SHEET ANALYSIS

Securities

Investment in securities totaled $5.6 billion at March 31, 2019, down $93.1 million, or 2%, from at December 31, 2018 and down $352.6 million, or 6%, from March 31, 2018. At March 31, 2019, securities available for sale totaled $2.7 billion and securities held to maturity totaled $2.9 billion.

Our securities portfolio consists mainly of residential and commercial mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies. We invest only in high quality investment grade securities with a targeted duration generally between two and five and a half years. At March 31, 2019, the average expected maturity of the portfolio was 5.52 years with an effective duration of 4.37 years and a nominal weighted-average yield of 2.75%. Management simulations indicate that the effective duration would increase to 4.59 years with a 100 bp increase in the yield curve and increase to 4.75 years with a 200 bp increase. At December 31, 2018, the average expected maturity of the portfolio was 5.67 years with an effective duration of 4.67 years and a nominal weighted-average yield of 2.75%. The change in expected maturity, effective duration, and nominal weighted-average yield is primarily related to securities prepayments and maturities during the first quarter of 2019.

Loans

Total loans at March 31, 2019 were $20.1 billion, up $86.4 million, or less than 1%, from December 31, 2018, and up $1.0 billion, or 5.3%, from March 31, 2018. Growth from December 31, 2018 was impacted by unanticipated paydowns, approximately $42 million of mortgage loan sales, and $17.9 million in net charge-offs, of which $10.1 million was related to the DC Solar alleged fraud. Net loan growth continues to be diversified across products and the Company’s footprint.  Management anticipates $75 million to $125 million of period end loan growth during the second quarter of 2019, with full year average percentage growth expected to be in mid-single digits.

The following table shows the composition of our loan portfolio at each date indicated:

	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands)	2019	2018	2018	2018	2018
Total loans:
Commercial non-real estate	$8,656,326	$8,620,601	$8,438,884	$8,410,961	$8,336,222
Commercial real estate - owner occupied	2,515,428	2,457,748	2,300,271	2,233,794	2,185,543
Total commercial and industrial	11,171,754	11,078,349	10,739,155	10,644,755	10,521,765
Commercial real estate - income producing	2,563,394	2,341,779	2,311,699	2,342,192	2,394,862
Construction and land development	1,340,067	1,548,335	1,523,419	1,515,233	1,413,878
Residential mortgages	2,933,251	2,910,081	2,846,916	2,780,359	2,732,821
Consumer	2,104,372	2,147,867	2,122,528	2,088,378	2,029,178
Total loans	$20,112,838	$20,026,411	$19,543,717	$19,370,917	$19,092,504

Our commercial customer base is diversified over a range of industries, including energy, healthcare, wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, financial and professional services, and agricultural production.

At March 31, 2019, commercial and industrial (“C&I”) loans, including both non-real estate and owner occupied real estate secured loans, totaled approximately $11.2 billion, or 56% of the total loan portfolio, an increase of $93 million, or 1%, from December 31, 2018.  The growth was across the Company’s footprint and in many major lines including real estate, manufacturing, retail and transportation.

The Bank lends mainly to middle market and smaller commercial entities, although it participates in larger shared credit loan facilities.  Shared national credits funded at March 31, 2019 totaling approximately $2.1 billion, or 10% of total loans, were up $96.6 million from December 31, 2018. Approximately $555.6 million of our shared national credits were with energy-related customers at March 31, 2019.

Loans to borrowers in the energy sector totaled $1.1 billion, relatively unchanged from December 31, 2018 and March 31, 2018. We intend to maintain our total energy concentration at approximately 5% while continuing to shift the mix within the portfolio to approximately one-third support services subsector and two-thirds exploration and production and midstream subsectors. At March 31, 2019, approximately $580 million, or 55%, of the portfolio was comprised of customers engaged in exploration and production, transportation, and storage activities. The remaining $483 million, or 45%, of the portfolio was comprised of customers engaged in onshore and offshore services and products to support exploration and production activities.

The following table provide s detail of the more significant industry concentrations for our commercial and industrial loan portfolio, which is based on NAICS codes.

	March 31,		December 31,		September 30,		June 30,		March 31,
	2019		2018		2018		2018		2018
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial & industrial loans:
Real Estate and Rental and Leasing	$1,430,878	13%	$1,349,674	12%	$1,232,737	11%	$1,195,278	11%	$1,154,304	11%
Health Care and Social Assistance	1,083,469	10%	1,120,799	10%	1,135,040	11%	1,152,593	11%	1,159,214	11%
Mining, Quarrying, and Oil and Gas Extraction (a)	957,590	8%	1,016,870	9%	874,223	8%	932,113	9%	972,580	9%
Retail Trade (a)	932,857	8%	902,783	8%	930,134	9%	901,020	8%	869,662	8%
Manufacturing (a)	913,363	8%	866,079	8%	846,447	8%	820,135	8%	795,014	8%
Public Administration	799,237	7%	814,442	7%	842,199	8%	866,052	8%	857,736	8%
Transportation and Warehousing (a)	746,837	7%	717,746	7%	700,698	6%	702,615	7%	651,869	6%
Wholesale Trade (a)	657,685	6%	602,052	6%	559,638	5%	523,839	5%	536,791	5%
Construction	645,107	6%	643,932	6%	582,761	5%	632,592	6%	626,013	6%
Finance and Insurance	595,373	5%	605,663	6%	524,836	5%	460,803	4%	437,547	4%
Other Services (except Public Administration)	450,153	4%	436,390	4%	391,040	4%	382,737	4%	371,913	4%
Professional, Scientific, and Technical Services (a)	421,999	4%	462,984	4%	439,153	4%	440,727	4%	433,169	4%
Accommodation and Food Services	410,754	4%	383,087	3%	331,604	3%	366,240	3%	357,693	3%
Educational Services	353,803	3%	359,997	3%	430,238	4%	437,484	4%	440,272	4%
Other (a)	772,649	7%	795,851	7%	918,407	9%	830,527	8%	857,988	9%
Total commercial & industrial loans	$11,171,754	100%	$11,078,349	100%	$10,739,155	100%	$10,644,755	100%	$10,521,765	100%

(a)

Certain balances within each of these industry categories may contain loans considered to be energy related lending, as our definition of energy related is based on the borrower’s source of revenue. The energy related portfolio totaled approximately $1.1 billion at March 31, 2019 and December 31, 2018, $0.9 billion at September 30, 2018, $1.0 billion at June 30, 2018, and $1.1 billion at March 31, 2018.

Commercial real estate – income producing loans totaled approximately $2.6 billion at March 31, 2019, an increase of $222 million, or 9%, from December 31, 2018.  The increase reflects the transfer of loans from construction to permanent financing, as well as new production that included increases for senior care facilities, multifamily properties and retail properties.  The following table details for the preceding five quarters the end-of-period commercial real estate – income producing loan balances by property type.

	March 31,		December 31,		September 30,		June 30,		March 31,
	2019		2018		2018		2018		2018
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial real estate - income producing loans:
Retail	$542,904	21%	$507,129	22%	$499,395	22%	$502,809	22%	$521,607	22%
Office	436,819	17%	444,973	19%	421,965	18%	430,319	18%	436,789	18%
Hotel/Motel	377,674	15%	374,430	16%	346,735	15%	332,411	14%	336,724	14%
Multifamily	369,041	14%	332,145	14%	333,144	15%	347,732	15%	379,932	16%
Industrial	353,804	14%	311,933	13%	285,292	12%	279,041	12%	270,812	11%
Other	483,152	19%	371,169	16%	425,168	18%	449,880	19%	448,998	19%
Total commercial real estate - income producing loans	$2,563,394	100%	$2,341,779	100%	$2,311,699	100%	$2,342,192	100%	$2,394,862	100%

Construction and land development loans, totaling approximately $1.3 billion at March 31, 2019, decreased $208.3 million from December 31, 2018.  The decrease was primarily due to the reclassification of loans from construction and land development loans to commercial real estate loans as noted above. Residential mortgages increased $23.2 million and consumer loans decreased $43.5 million during the first quarter of 2019.

Allowance for Loan Losses and Asset Quality

The Company's total allowance for loan losses was $194.7 million at March 31, 2019 virtually unchanged from December 31, 2018 and down $16.0 million compared to March 31, 2018. The ratio of the allowance for loan losses to period-end loans of 0.97% at March 31, 2019 was unchanged from December 31, 2018. The allowance for loan losses at March 31, 2019 compared to December 31, 2018 reflects a net build in the commercial nonenergy portfolio of $3.0 million, partially offset by a net release of $1.7 million in the energy portfolio.  The consumer and residential mortgage allowances had releases of $0.9 million and $0.2 million, respectively. The relatively flat allowance reflects the favorable impact of improvement in criticized levels and other credit metrics across most of the loan portfolios, offset by slightly elevated loss coverage ratios in the commercial portfolio as we continue to grow and diversify that portfolio. Energy performance continues to be stable with increasing oil prices and a continued decline in criticized levels compared to prior quarter.

The Company’s balance of criticized commercial loans totaled $584 million at March 31, 2019, down $41 million, or 7%, compared to December 31, 2018, with $26 million of the decrease attributable to the commercial nonenergy portfolio and $15 million attributable to the energy portfolio. Commercial criticized loans are down $500 million, or 46%, compared to first quarter of 2018, with $259 million of the decrease attributable to the energy portfolio and $241 million attributable to the commercial nonenergy portfolio.  Criticized loans are defined as those having potential weaknesses that deserve management’s close attention (risk-rated as special mention, substandard and doubtful), including both accruing and nonaccruing loans. Our commercial nonenergy criticized portfolio, totaling $320 million at March 31, 2019, is comprised of loans that are diversified as to both industry and geography. Commercial nonenergy criticized loans comprised 2.12% of that portfolio at March 31, 2019, compared to 2.31% at December 31, 2018 and 3.91% at March 31, 2018. As of March 31, 2019, criticized loans in the energy portfolio were $264 million, or approximately 25% of that portfolio.

Management continues to closely monitor the ability of our energy-related customers to service their debt, including reviews of customers’ balance sheets, leverage ratios, collateral values and other critical lending metrics.  We believe we are adequately reserved for losses on remaining credits, and do not expect a significant provision for any additional issues. The Company has recorded approximately $95 million in energy charge-offs during the latest down cycle that began in late 2014.

Net charge- offs were $17.9 million, or 0.36%, of average total loans on an annualized basis in the first quarter of 2019, down from $28.1 million, or 0.56% of average total loans in the fourth quarter of 2018.  Commercial net charge-offs totaled $14.4 million in the first quarter of 2019 compared to $24.3 million in the fourth quarter of 2018. The first quarter net charge-offs included $10.1 million related to the alleged fraud associated with the DC Solar equipment finance credit. There were no energy net charge-offs during the first quarter of 2019 compared to $15.8 million of net charge-offs in the fourth quarter of 2018. Consumer loan net charge-offs of $3.2 million were down $1.0 million compared to the fourth quarter of 2018 and down $3.0 million compared to the first quarter 2018.  The first quarter of 2018 included $1.5 million of net charge-offs related to the consumer finance subsidiary that was sold on March 9, 2018.

The following table sets forth activity in the allowance for loan losses for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2019	2018	2018
Allowance for loan losses at beginning of period	$194,514	$214,550	$217,308
Loans charged-off:
Commercial non real estate	16,344	24,668	9,335
Commercial real estate - owner-occupied	—	729	851
Total commercial & industrial	16,344	25,397	10,186
Commercial real estate - income producing	10	-	—
Construction and land development	—	69	10
Total commercial	16,354	25,466	10,196
Residential mortgages	406	29	192
Consumer	4,231	5,314	8,048
Total charge-offs	20,991	30,809	18,436
Commercial non real estate	1,926	1,151	4,146
Commercial real estate - owner-occupied	17	35	88
Total commercial & industrial	1,943	1,186	4,234
Commercial real estate - income producing	2	-	63
Construction and land development	11	28	29
Total commercial	1,956	1,214	4,326
Residential mortgages	162	325	116
Consumer	1,004	1,134	1,794
Total recoveries	3,122	2,673	6,236
Total net charge-offs	17,869	28,136	12,200
Provision for loan losses	18,043	8,100	12,253
Decrease in allowance as a result of sale of subsidiary	—	—	(6,648)
Allowance for loan losses at end of period	$194,688	$194,514	$210,713
Ratios:
Gross charge-offs to average loans	0.42%	0.62%	0.39%
Recoveries to average loans	0.06%	0.05%	0.13%
Net charge-offs to average loans	0.36%	0.56%	0.26%
Allowance for loan losses to period-end loans	0.97%	0.97%	1.10%

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, troubled debt restructurings and foreclosed and surplus ORE and other foreclosed assets.  Loans past due 90 days or more and still accruing are also disclosed.

	March 31,	December 31,
(in thousands)	2019	2018
Loans accounted for on a nonaccrual basis: (a)
Commercial non-real estate	$22,933	$26,617
Commercial non-real estate - restructured	104,060	84,036
Total commercial non-real estate	126,993	110,653
Commercial real estate - owner occupied	14,104	16,682
Commercial real estate - owner-occupied - restructured	362	213
Total commercial real estate - owner-occupied	14,466	16,895
Commercial real estate - income producing	4,205	4,991
Commercial real estate - income producing - restructured	—	—
Total commercial real estate - income producing	4,205	4,991
Construction and land development	2,002	2,134
Construction and land development - restructured	11	12
Total construction and land development	2,013	2,146
Residential mortgage	37,849	34,594
Residential mortgage - restructured	1,426	1,272
Total residential mortgage	39,275	35,866
Consumer	17,879	16,744
Consumer - restructured	—	—
Total consumer	17,879	16,744
Total nonaccrual loans	$204,831	$187,295
Restructured loans - still accruing:
Commercial non-real estate	$109,872	$130,075
Commercial real estate - owner occupied	5,928	7,286
Commercial real estate - income producing	391	398
Construction and land development	9	9
Residential mortgage	341	546
Consumer	1,037	728
Total restructured loans - still accruing	117,578	139,042
Total nonperforming loans	322,409	326,337
ORE and foreclosed assets	27,148	26,270
Total nonperforming assets (b)	$349,557	$352,607
Loans 90 days past due still accruing to loans (c)	$20,308	$5,589
Total restructured loans	$223,437	$224,575
Ratios:
Nonperforming assets to loans plus ORE and foreclosed assets	1.74%	1.76%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	56.81%	58.60%
Loans 90 days past due still accruing to loans (c)	0.10%	0.03%

(a)

Nonaccrual loans and accruing loans past due 90 days or more do not include purchased credit impaired loans which were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.

(b)	Includes total nonaccrual loans, total restructured loans - still accruing and ORE and foreclosed assets.
(c)	Excludes 90+ accruing TDR already reflected as a restructured accruing loan totaling $1.5 million and $8.7 million at March 31, 2019 and December 31, 2018, respectively.

Nonperforming assets totaled $349.6 million at March 31, 2019, down $3.1 million from December 31, 2018 and $118.8 million from March 31, 2018. Nonperforming loans decreased approximately $3.9 million compared to December 31, 2018 with a continued reduction in energy nonperforming loans of $15 million, partially offset by an increase in commercial nonenergy nonperforming loans of $11 million. Our nonperforming loans included $117.8 million of accruing restructured loans, or approximately one-third of total nonperforming loans, most within energy credits that endured challenges during the energy cycle. Nonperforming assets as a percent of total loans, ORE and other foreclosed assets was 1.74% at March 31, 2019, down 2 bps from December 31, 2018 and 71 bps from March 31, 2018.

Short-Term Investments

Short-term liquidity investments, including interest-bearing bank deposits and federal funds sold, were $163.8 million at March 31, 2019. This represents an increase of $52.7 million from December 31, 2018 and an increase of $102.2 million from March 31, 2018. These assets are volatile on a daily basis depending upon movement in customer loan and deposit accounts.  Average short-term investments of $216.2 million for the first quarter of 2019 were up $10.4 million compared to the fourth quarter of 2018, and up $67.9 million compared to the first quarter of 2018. Short-term liquidity assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors.

Deposits

Total deposits were $23.4 billion at March 31, 2019, up $230.1 million, or 1%, from December 31, 2018, and up $894.6 million, or 4%, from March 31, 2018.  Average deposits for the first quarter of 2019 were $23.1 billion, up $616.0 million, or 3%, from the fourth quarter of 2018 and up $1.1 billion, or 5%, from the first quarter of 2018.

Noninterest-bearing demand deposits were $8.2 billion at March 31, 2019, down $340.4 million, or 4%, compared to December 31, 2018, and down $71.4 million, or 1%, compared to March 31, 2018. Noninterest-bearing demand deposits comprised 35% of total deposits at March 31, 2019, and 37% at December 31, 2018 and March 31, 2018.

Interest-bearing transaction and savings accounts of $8.2 billion at March 31, 2019 increased $224 million, or 3%, compared to December 31, 2018 and increased $165.4 million, or 2%, compared to March 31, 2018, with the year-over-year increase mainly attributable to customer deposits assumed in the trust and asset management acquisition.

Interest-bearing public fund deposits totaled $3.2 billion at March 31, 2019, up $223.1 million, or 7%, from December 31, 2018, primarily due to both new and enhanced business relationships, and up $121.6 million, or 4%, compared to March 31, 2018.  Time deposits other than public funds totaled $3.7 billion at March 31, 2019 up $123.3 million from December 31, 2018, driven by promotional certificate of deposit offers across our markets and a $21.2 million increase in brokered certificates of deposit.  Time deposits other than public funds were up $679.0 million, or 22.0%, compared to March 31, 2018, due largely an increase in retail certificates of deposit.

Short-Term Borrowings

At March 31, 2019, short-term borrowings totaled $1.4 billion, down $200.4 million from December 31, 2018, as FHLB borrowings decreased $250.1 million and securities sold under repurchase agreements increased $49.7 million. Short-term borrowings decreased $63.4 million from March 31, 2018.

Average short-term borrowings of $1.7 billion in the first quarter of 2019 were down $645.4 million, or 28%, compared to the fourth quarter of 2018, and down $138.1 million, or 8%, compared to the first quarter of 2018.  The decrease compared to prior periods was due in part to a portfolio restructure late in the fourth quarter where proceeds from the sale of loans and securities were used to pay down a portion of FHLB borrowings.

Customer repurchase agreements and FHLB borrowings are the major sources of short-term borrowings. Customer repurchase agreements are offered mainly to commercial customers to assist them with their cash management strategies or to provide a temporary investment vehicle for their excess liquidity pending redeployment for corporate or investment purposes. While customer repurchase agreements provide a recurring source of funds to the Bank, amounts available will vary.  FHLB borrowings are funds from the Federal Home Loan Bank that are collateralized by single family and commercial real estate loans included in the Bank’s loan portfolio, subject to specific criteria.

Operating Leases

Effective January 1, 2019, the Company adopted the amended provisions of Financial Accounting Standards Codification Topic 842, “Leases,” using the modified retrospective approach, impacting the reporting and disclosures for operating leases. The core principle of Topic 842 is that a lessee should recognize in the statement of financial position a liability representing the present value of future lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset over the lease term, as well as the disclosure of key information about operating leasing arrangements.  Upon adoption, the Company recorded a gross-up of assets and liabilities in its consolidated balance sheet, with approximately $116 million for right-of-use assets and $131 million of lease payment obligations offset by the elimination of $15 million of existing lease incentive and other deferred rent liabilities. Accounting for leases in accordance with Topic 842 has not had a material impact upon our consolidated results of operations, and is not expected to in future periods. Refer to Note 5 – Operating Leases for further information related to the operating lease accounting policy, practical expedient elections for adoption and operating leasing information at adoption.

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

The following table shows the commitments to extend credit and letters of credit at March 31, 2019 according to expiration date.

		Expiration Date
		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$7,198,032	$3,275,846	$1,543,306	$1,456,399	$922,481
Letters of credit	336,419	250,652	35,805	49,962	—
Total	$7,534,451	$3,526,498	$1,579,111	$1,506,361	$922,481

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no material changes or developments with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

The following table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in rates at March 31, 2019. Shifts are measured in 100 basis point increments in a range from -500 to +500 basis points from base case, with -200 through +300 basis points presented in the table below.  Our interest rate sensitivity modeling incorporates a number of assumptions including loan and deposit repricing characteristics, the rate of loan prepayments and other factors. The base scenario assumes that the current interest rate environment is held constant over a 24-month forecast period and is the scenario to which all others are compared in order to measure the change in net interest income. Policy limits on the change in net interest income under a variety of interest rate scenarios are approved by the Board.  All policy scenarios assume a static volume forecast where the balance sheet is held constant, although other scenarios are modeled.

	Estimated Increase
	(Decrease) in NII
Change in Interest Rates	Year 1	Year 2
(basis points)
-200	(9.96)%	(13.82)%
-100	(4.27)%	(5.69)%
+100	3.10%	3.92%
+200	5.77%	7.13%
+300	8.12%	9.80%

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

The foregoing disclosures related to our market risk should be read in conjunction with our audited consolidated financial statements, related notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were effective.

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

The Company, including subsidiaries, is party to various legal proceedings arising in the ordinary course of business.  We do not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on our consolidated financial position or liquidity.

Item 1A.  Risk Factors

The Company disclosed risk factors in its Annual Report on Form 10-K for the year ended December 31, 2018.  The risks described may not be the only risks facing us.  Additional risks and uncertainties not currently known to us or that are currently considered to not be material also may materially adversely affect our business, financial condition, and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.  Exhibits

(a)  Exhibits:

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date
3.1	Composite Articles of the Company		8-K	3.1	5/24/2018
3.2	Amended and Restated Bylaws		8-K	3.2	5/24/2018
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	XBRL Interactive Data	X

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

May 7, 2019