Form 10-Q
period 2019-06-30
HANCOCK WHITNEY CORP
filed 2019-08-07
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

85,769,278 common shares were outstanding as of July 31, 2019.

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

TDR – troubled debt restructuring (as defined in ASC 310-40)

TSR – total shareholder return

U.S. Treasury – The United States Department of the Treasury

Part I. Financial Information

Item 1. Financial Statements

Hancock Whitney Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except per share data)	2019	2018
ASSETS
Cash and due from banks	$365,152	$383,372
Interest-bearing bank deposits	150,765	110,579
Federal funds sold	297	515
Securities available for sale, at fair value (amortized cost of $2,758,723 and $2,755,806)	2,790,468	2,691,037
Securities held to maturity (fair value of $2,979,401 and $2,935,856)	2,935,267	2,979,547
Loans held for sale	36,150	28,150
Loans	20,175,812	20,026,411
Less: allowance for loan losses	(195,625)	(194,514)
Loans, net	19,980,187	19,831,897
Property and equipment, net of accumulated depreciation of $238,051 and $225,969	360,298	353,668
Right of use assets, net of accumulated amortization of $6,172	113,319	—
Prepaid expenses	40,701	35,047
Other real estate and foreclosed assets, net	27,520	26,270
Accrued interest receivable	88,391	86,681
Goodwill	792,084	790,972
Other intangible assets, net	85,967	96,151
Life insurance contracts	591,287	549,300
Deferred tax asset, net	—	22,967
Funded pension assets, net	172,946	65,125
Other assets	231,064	184,629
Total assets	$28,761,863	$28,235,907
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$8,114,632	$8,499,027
Interest-bearing	15,121,410	14,651,158
Total deposits	23,236,042	23,150,185
Short-term borrowings	1,641,598	1,589,128
Long-term debt	232,754	224,993
Accrued interest payable	19,060	12,267
Lease liabilities	128,718	—
Deferred tax liability, net	33,046	—
Other liabilities	151,730	177,994
Total liabilities	25,442,948	25,154,567
Stockholders' equity:
Common stock	292,716	292,716
Capital surplus	1,737,492	1,725,741
Retained earnings	1,363,910	1,243,592
Accumulated other comprehensive loss, net	(75,203)	(180,709)
Total stockholders' equity	3,318,915	3,081,340
Total liabilities and stockholders' equity	$28,761,863	$28,235,907
Preferred shares authorized (par value of $20.00 per share)	50,000	50,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	87,903	87,903
Common shares outstanding	85,759	85,643

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Interest income:
Loans, including fees	$243,233	$215,161	$481,515	$421,008
Loans held for sale	344	295	597	516
Securities-taxable	30,244	30,783	61,383	60,084
Securities-tax exempt	5,211	5,490	10,657	11,027
Short-term investments	1,346	575	2,509	1,064
Total interest income	280,378	252,304	556,661	493,699
Interest expense:
Deposits	49,843	29,870	95,981	56,829
Short-term borrowings	7,847	7,416	15,929	12,767
Long-term debt	2,820	3,471	5,629	6,892
Total interest expense	60,510	40,757	117,539	76,488
Net interest income	219,868	211,547	439,122	417,211
Provision for loan losses	8,088	8,891	26,131	21,144
Net interest income after provision for loan losses	211,780	202,656	412,991	396,067
Noninterest income:
Service charges on deposit accounts	20,723	20,981	41,090	42,429
Trust fees	15,904	11,653	31,028	22,988
Bank card and ATM fees	16,619	15,464	31,909	29,922
Investment and annuity fees and insurance commissions	6,591	6,264	13,119	12,389
Secondary mortgage market operations	4,433	3,965	8,159	7,366
Other income	14,980	10,505	24,448	19,990
Total noninterest income	79,250	68,832	149,753	135,084
Noninterest expense:
Compensation expense	87,747	79,885	171,715	159,985
Employee benefits	18,888	17,358	38,618	37,232
Personnel expense	106,635	97,243	210,333	197,217
Net occupancy expense	12,961	12,316	24,945	23,326
Equipment expense	4,342	4,262	9,021	7,808
Data processing expense	20,088	18,273	39,419	34,722
Professional services expense	9,665	13,381	17,833	22,636
Amortization of intangible assets	5,047	5,322	10,185	10,940
Deposit insurance and regulatory fees	4,755	8,376	10,161	16,324
Other real estate (income) expense	395	(289)	(596)	(79)
Other expense	19,679	25,518	37,966	42,299
Total noninterest expense	183,567	184,402	359,267	355,193
Income before income taxes	107,463	87,086	203,477	175,958
Income taxes	19,186	15,909	36,036	32,306
Net income	$88,277	$71,177	$167,441	$143,652
Earnings per common share-basic	$1.01	$0.82	$1.92	$1.65
Earnings per common share-diluted	$1.01	$0.82	$1.92	$1.65
Dividends paid per share	$0.27	$0.24	$0.54	$0.48
Weighted average shares outstanding-basic	85,728	85,305	85,708	85,273
Weighted average shares outstanding-diluted	85,835	85,483	85,810	85,451

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Net income	$88,277	$71,177	$167,441	$143,652
Other comprehensive income/loss before income taxes:
Net change in unrealized gain/loss on securities available for sale and cash flow hedges	69,225	(23,409)	126,468	(85,653)
Reclassification of net losses realized and included in earnings	3,984	2,217	8,203	4,013
Other Valuation Adjustments for employee benefit plan	—	(9,039)	—	(9,039)
Amortization of unrealized net loss on securities transferred to held to maturity	890	925	1,481	1,680
Other comprehensive income/loss before income taxes	74,099	(29,306)	136,152	(88,999)
Income tax expense (benefit)	16,793	(6,646)	30,646	(20,192)
Other comprehensive income/loss net of income taxes	57,306	(22,660)	105,506	(68,807)
Comprehensive income	$145,583	$48,517	$272,947	$74,845

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended June 30, 2019 and 2018					Accumulated
	Common Stock				Other
(in thousands, except per share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Loss, Net	Total
Balance, March 31, 2019	87,903	$292,716	$1,731,148	$1,299,220	$(132,509)	$3,190,575
Net income	—	—	—	88,277	—	88,277
Other comprehensive income	—	—	—	—	57,306	57,306
Comprehensive income	—	—	—	88,277	57,306	145,583
Cash dividends declared ($0.27 per common share)	—	—	—	(23,593)	—	(23,593)
Common stock activity, long-term incentive plan	—	—	5,420	6	—	5,426
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	924	—	—	924
Balance, June 30, 2019	87,903	$292,716	$1,737,492	$1,363,910	$(75,203)	$3,318,915

Balance, March 31, 2018	87,903	$292,716	$1,723,689	$1,060,182	$(180,549)	$2,896,038
Net income	—	—	—	71,177	—	71,177
Other comprehensive loss	—	—	—	—	(22,660)	(22,660)
Comprehensive income	—	—	—	71,177	(22,660)	48,517
Cash dividends declared ($0.24 per common share)	—	—	—	(20,894)	—	(20,894)
Common stock activity, long-term incentive plan	—	—	5,044	41	—	5,085
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	809	—	—	809
Balance, June 30, 2018	87,903	$292,716	$1,729,542	$1,110,506	$(203,209)	$2,929,555

Six Months Ended June 30, 2019 and 2018					Accumulated
	Common Stock				Other
(in thousands, except per share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Loss, Net	Total
Balance, December 31, 2018	87,903	$292,716	$1,725,741	$1,243,592	$(180,709)	$3,081,340
Net income	—	—	—	167,441	—	167,441
Other comprehensive income	—	—	—	—	105,506	105,506
Comprehensive income	—	—	—	167,441	105,506	272,947
Cash dividends declared ($0.54 per common share)	—	—	—	(47,174)	—	(47,174)
Common stock activity, long-term incentive plan	—	—	9,948	51	—	9,999
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	1,803	—	—	1,803
Balance, June 30, 2019	87,903	$292,716	$1,737,492	$1,363,910	$(75,203)	$3,318,915

Balance, December 31, 2017	87,903	$292,716	$1,718,117	$1,008,518	$(134,402)	$2,884,949
Net income	—	—	—	143,652	—	143,652
Other comprehensive loss	—	—	—	—	(68,807)	(68,807)
Comprehensive income	—	—	—	143,652	(68,807)	74,845
Cash dividends declared ($0.48 per common share)	—	—	—	(41,775)	—	(41,775)
Common stock activity, long-term incentive plan	—	—	9,779	111	—	9,890
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	1,646	—	—	1,646
Balance, June 30, 2018	87,903	$292,716	$1,729,542	$1,110,506	$(203,209)	$2,929,555

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$167,441	$143,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,169	13,019
Provision for loan losses	26,131	21,144
Gain on other real estate owned	(1,093)	(266)
Deferred tax expense	24,573	21,361
Increase in cash surrender value of life insurance contracts	(6,896)	(2,621)
(Gain) loss on disposal of other assets	(81)	1,501
Loss on sale of business	—	1,145
Net (increase) decrease in loans held for sale	(7,998)	4,299
Net amortization of securities premium/discount	14,628	16,913
Amortization of intangible assets	10,185	10,940
Stock-based compensation expense	10,368	9,821
Contribution to pension plan	(100,000)	—
Decrease in interest payable and other liabilities	(20,825)	(22,397)
Decrease in payable to FDIC for loan servicing	—	(11,113)
(Increase) decrease in other assets	(183)	13,074
Other, net	(2,613)	(307)
Net cash provided by operating activities	128,806	220,165
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale	125,154	168,186
Purchases of securities available for sale	(133,992)	(318,786)
Proceeds from maturities of securities held to maturity	191,553	178,625
Purchases of securities held to maturity	(154,498)	(340,508)
Net increase in short-term investments	(39,968)	(11,826)
Proceeds from sales of loans and leases	100,751	32,003
Net increase in loans	(278,834)	(504,866)
Purchase of life insurance contracts	(32,788)	(1,601)
Purchases of property and equipment	(22,718)	(18,116)
Proceeds from sales of property and equipment	202	42
Proceeds from sales of other real estate	6,134	8,010
Final cash settlement for acquisition of business	(1,112)	—
Proceeds from the sale of business, net of cash sold	—	77,648
Other, net	(10,887)	(34,241)
Net cash used in investing activities	(251,003)	(765,430)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	85,857	(17,746)
Net increase in short-term borrowings	52,470	610,300
Repayments of long-term debt	(151)	(39,817)
Net proceeds from issuance of long-term debt	11,649	83
Dividends paid	(47,174)	(41,775)
Payroll tax remitted on net share settlement of equity awards	(845)	(415)
Proceeds from exercise of stock options	368	1,113
Proceeds from dividend reinvestment and stock purchase plans	1,803	1,646
Net cash provided by financing activities	103,977	513,389
NET DECREASE IN CASH AND DUE FROM BANKS	(18,220)	(31,876)
CASH AND DUE FROM BANKS, BEGINNING	383,372	386,948
CASH AND DUE FROM BANKS, ENDING	$365,152	$355,072
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$6,070	$2,911

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

Critical Accounting Policies and Estimates

There were no material changes or developments during the reporting period with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018. Refer to Note 16 – Recent Accounting Pronouncements for a discussion of accounting standards adopted during the six months ended June 30, 2019.

2. Business Combinations

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

The following table presents the change in the Company’s goodwill during the year ended December 31, 2018 and the six months ended June 30, 2019.

(in thousands)
Goodwill balance at December 31, 2017	$745,523
Initial goodwill recorded - acquisition of trust and asset management business	45,634
Measurement period adjustments - acquisition of trust and asset management business	(185)
Goodwill balance at December 31, 2018	$790,972
Final settlement of cash consideration - acquisition of trust and asset management business	1,112
Goodwill balance at June 30, 2019	$792,084

The acquired trust and asset management business added $10.1 million in trust fee revenue and $9.8 million of expense to the Company’s results of operations for the six months ended June 30, 2019. The results are not material to the Company’s results of operations and, as such, supplemental proforma financial information for the six months ended June 30, 2018 is not presented. During the six months ended June 30, 2018, the Company incurred acquisition related costs of approximately $1.9 million.

Pending Transaction

On April 30, 2019, the Company announced its entry to an Agreement and Plan of Merger providing for, among other things, the acquisition of MidSouth Bancorp, Inc. (“MidSouth”) (NYSE: MSL), parent company of MidSouth Bank, N.A. At June 30, 2019, MidSouth had approximately $1.7 billion in assets, including $0.9 billion of loans, and $1.4 billion of deposits. Under the terms of the agreement, each share of MidSouth common stock outstanding will convert, pursuant to a fixed conversion ratio, into the right to receive 0.2952 shares of the Company’s common stock. In addition, the merger agreement allows for the redemption of all of MidSouth’s outstanding preferred stock at closing, subject to receipt of applicable governmental approvals. The value of the stock-based consideration will be determined at the time of closing based on the fixed conversion ratio. The approximate transaction value based on an average of the Company’s share price at the date of the agreement, April 30, 2019, was $213 million. The acquisition is subject to the satisfaction of customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of MidSouth. The transaction is expected to close late in the third quarter of 2019.

3.  Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available for sale and held to maturity at June 30, 2019 and December 31, 2018 follow.

Securities Available for Sale
(in thousands)	June 30, 2019				December 31, 2018
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$80,935	1,078	149	$81,864	$74,339	$—	$2,633	$71,706
Municipal obligations	244,600	4,744	3	249,341	246,713	360	6,646	240,427
Residential mortgage-backed securities	1,357,580	16,847	6,776	1,367,651	1,468,912	4,284	29,794	1,443,402
Commercial mortgage-backed securities	919,756	17,199	2,380	934,575	799,060	1,953	30,936	770,077
Collateralized mortgage obligations	152,352	1,463	278	153,537	163,282	903	2,260	161,925
Corporate debt securities	3,500	—	—	3,500	3,500	—	—	3,500
	$2,758,723	$41,331	$9,586	$2,790,468	$2,755,806	$7,500	$72,269	$2,691,037

Securities Held to Maturity
(in thousands)	June 30, 2019				December 31, 2018
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$50,000	—	119	$49,881	$50,000	$—	$478	$49,522
Municipal obligations	653,105	21,047	86	674,066	688,201	2,347	9,503	681,045
Residential mortgage-backed securities	582,429	9,126	791	590,764	640,393	1,461	6,117	635,737
Commercial mortgage-backed securities	511,138	11,685	619	522,204	357,175	376	10,882	346,669
Collateralized mortgage obligations	1,138,595	7,720	3,829	1,142,486	1,243,778	1,598	22,493	1,222,883
	$2,935,267	$49,578	$5,444	$2,979,401	$2,979,547	$5,782	$49,473	$2,935,856

The following tables present the amortized cost and estimated fair value of debt securities available for sale and held to maturity at June 30, 2019 by contractual maturity.  Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateralized mortgage obligations.

Debt Securities Available for Sale	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$190	$194
Due after one year through five years	235,774	239,806
Due after five years through ten years	1,178,941	1,198,484
Due after ten years	1,343,818	1,351,984
Total available for sale debt securities	$2,758,723	$2,790,468

Debt Securities Held to Maturity	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$62,394	$62,356
Due after one year through five years	92,045	93,495
Due after five years through ten years	1,490,042	1,525,907
Due after ten years	1,290,786	1,297,643
Total held to maturity securities	$2,935,267	$2,979,401

The Company held no securities classified as trading at June 30, 2019 and December 31, 2018.

The fair value and gross unrealized losses for securities classified as available for sale with unrealized losses for the periods indicated follow.

Available for Sale
June 30, 2019	Losses < 12 months		Losses 12 months or >		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$—	$—	$21,215	149	$21,215	$149
Municipal obligations	2,292	3	—	—	2,292	3
Residential mortgage-backed securities	1	—	689,726	6,776	689,727	6,776
Commercial mortgage-backed securities	22,112	12	367,211	2,368	389,323	2,380
Collateralized mortgage obligations	—	—	57,800	278	57,800	278
Other debt obligation	700	—	—	—	700	—
	$25,105	$15	$1,135,952	$9,571	$1,161,057	$9,586

Available for Sale
December 31, 2018	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	$—	$71,706	$2,633	$71,706	$2,633
Municipal obligations	41,203	591	170,883	6,054	212,086	6,645
Residential mortgage-backed securities	305,090	2,485	762,826	27,309	1,067,916	29,794
Commercial mortgage-backed securities	96,226	1,851	570,485	29,085	666,711	30,936
Collateralized mortgage obligations	254	1	111,804	2,259	112,058	2,260
	$442,773	$4,928	$1,687,704	$67,340	$2,130,477	$72,268

The fair value and gross unrealized losses for securities classified as held to maturity with unrealized losses for the periods indicated follow.

Held to maturity
June 30, 2019	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	$—	$49,881	$119	$49,881	$119
Municipal obligations	3,027	27	18,972	59	21,999	86
Residential mortgage-backed securities	—	—	177,953	791	177,953	791
Commercial mortgage-backed securities	—	—	74,946	619	74,946	619
Collateralized mortgage obligations	—	—	467,781	3,829	467,781	3,829
	$3,027	$27	$789,533	$5,417	$792,560	$5,444

Held to maturity
December 31, 2018	Losses < 12 months		Losses 12 months or >		Total
		Gross	Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	$—	$49,521	$478	$49,521	$478
Municipal obligations	233,469	2,256	233,280	7,247	466,749	9,503
Residential mortgage-backed securities	90,730	123	235,251	5,994	325,981	6,117
Commercial mortgage-backed securities	—	—	305,419	10,882	305,419	10,882
Collateralized mortgage obligations	77,394	281	897,153	22,212	974,547	22,493
	$401,593	$2,660	$1,720,624	$46,813	$2,122,217	$49,473

The unrealized losses relate primarily to changes in market rates on fixed rate debt securities since the respective purchase dates. In all cases, the indicated impairment on these debt securities would be recovered no later than the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. None of the unrealized losses relate to the marketability of the securities or the issuers’ abilities to meet contractual obligations. The Company had adequate liquidity as of June 30, 2019 and December 31, 2018 and did not intend to nor believe that it would be required to sell these securities before recovery of the indicated impairment. Accordingly, the unrealized losses on these securities were determined to be temporary. Should the Company’s intent to sell these securities change, the difference between the amortized cost and the fair value will be recognized into earnings at that time.

There were no sales of securities during the six months ended June 30, 2019 and 2018.

Securities with carrying values totaling $3.5 billion and $3.4 billion at June 30, 2019 and December 31, 2018, respectively, were pledged as collateral, primarily to secure public deposits or securities sold under agreements to repurchase.

4.  Loans and Allowance for Loan Losses

The Company generally makes loans in its market areas of south Mississippi, southern and central Alabama, south Louisiana, the Houston, Texas area, the northern, central, and panhandle regions of Florida, and Nashville, Tennessee. Loans, net of unearned income, by portfolio are presented in the table below.

	June 30,	December 31,
(in thousands)	2019	2018
Commercial non-real estate	$8,559,118	$8,620,601
Commercial real estate - owner occupied	2,519,970	2,457,748
Total commercial and industrial	11,079,088	11,078,349
Commercial real estate - income producing	2,895,468	2,341,779
Construction and land development	1,144,062	1,548,335
Residential mortgages	2,968,271	2,910,081
Consumer	2,088,923	2,147,867
Total loans	$20,175,812	$20,026,411

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

Allowance for Loan Losses

The following tables show activity in the allowance for loan losses by portfolio class for the six months ended June 30, 2019 and 2018, as well as the corresponding recorded investment in loans at the end of each period.

		Commercial	Total	Commercial
	Commercial	real estate-	commercial	real estate-	Construction
	non-real	owner	and	income	and land	Residential
(in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total
	Six Months Ended June 30, 2019
Allowance for loan losses:
Beginning balance	$97,752	$13,757	$111,509	$17,638	$15,647	$23,782	$25,938	$194,514
Charge-offs	(21,653)	(71)	(21,724)	(10)	—	(439)	(8,167)	(30,340)
Recoveries	2,730	221	2,951	2	97	266	2,004	5,320
Net provision for loan losses	17,698	328	18,026	7,781	(4,079)	(551)	4,954	26,131
Ending balance	$96,527	$14,235	$110,762	$25,411	$11,665	$23,058	$24,729	$195,625
Ending balance:
Allowance:
Individually evaluated for impairment	$8,486	$142	$8,628	$93	$1	$146	$253	$9,121
Amounts related to purchased credit impaired loans	138	172	310	105	151	8,695	313	9,574
Collectively evaluated for impairment	87,903	13,921	101,824	25,213	11,513	14,217	24,163	176,930
Total allowance	$96,527	$14,235	$110,762	$25,411	$11,665	$23,058	$24,729	$195,625
Loans:
Individually evaluated for impairment	$224,603	$17,769	$242,372	$1,880	$19	$4,089	$1,521	$249,881
Purchased credit impaired loans	6,313	5,581	11,894	4,702	1,482	98,472	3,444	119,994
Collectively evaluated for impairment	8,328,202	2,496,620	10,824,822	2,888,886	1,142,561	2,865,710	2,083,958	19,805,937
Total loans	$8,559,118	$2,519,970	$11,079,088	$2,895,468	$1,144,062	$2,968,271	$2,088,923	$20,175,812

		Commercial	Total	Commercial
	Commercial	real estate-	commercial	real estate-	Construction
	non-real	owner	and	income	and land	Residential
(in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total
	Six Months Ended June 30, 2018
Allowance for loan losses:
Beginning balance	$127,918	$12,962	$140,880	$13,709	$7,372	$24,844	$30,503	$217,308
Charge-offs	(11,845)	(6,804)	(18,649)	(1,604)	(220)	(498)	(12,964)	(33,935)
Recoveries	12,476	275	12,751	65	38	712	3,095	16,661
Net provision for loan losses	(1,981)	7,727	5,746	1,975	3,121	(862)	11,164	21,144
Reduction as a result of sale of subsidiary	—	—	—	—	—	—	(6,648)	(6,648)
Ending balance	$126,568	$14,160	$140,728	$14,145	$10,311	$24,196	$25,150	$214,530
Ending balance:
Allowance:
Individually evaluated for impairment	$19,369	$824	$20,193	$407	$1	$99	$130	$20,830
Amounts related to purchased credit impaired loans	427	420	847	46	115	10,873	497	12,378
Collectively evaluated for impairment	106,772	12,916	119,688	13,692	10,195	13,224	24,523	181,322
Total allowance	$126,568	$14,160	$140,728	$14,145	$10,311	$24,196	$25,150	$214,530
Loans:
Individually evaluated for impairment	$291,071	$26,967	$318,038	$8,820	$113	$3,733	$599	$331,303
Purchased credit impaired loans	8,221	6,630	14,851	3,800	4,769	111,805	5,381	140,606
Collectively evaluated for impairment	8,111,669	2,200,197	10,311,866	2,329,572	1,510,351	2,664,821	2,082,398	18,899,008
Total loans	$8,410,961	$2,233,794	$10,644,755	$2,342,192	$1,515,233	$2,780,359	$2,088,378	$19,370,917

Impaired Loans

The following table shows the composition of nonaccrual loans by portfolio class. Purchased credit impaired loans accounted for in pools with an accretable yield are considered to be performing and are excluded from the table.

	June 30,	December 31,
(in thousands)	2019	2018
Commercial non-real estate	$137,126	$110,653
Commercial real estate - owner occupied	13,220	16,895
Total commercial and industrial	150,346	127,548
Commercial real estate - income producing	3,544	4,991
Construction and land development	1,608	2,146
Residential mortgages	37,300	35,866
Consumer	17,033	16,744
Total loans	$209,831	$187,295

Nonaccrual loans include nonaccruing loans modified in troubled debt restructurings (“TDRs”) of $99.1 million and $85.5 million at June 30, 2019 and December 31, 2018, respectively. Total TDRs, both accruing and nonaccruing, were $200.3 million at June 30, 2019 and $224.6 million at December 31, 2018.  All TDRs are individually evaluated for impairment.  At June 30, 2019 and December 31, 2018, the Company had unfunded commitments of $3.6 million and $2.1 million, respectively, to borrowers whose loan terms have been modified in a TDR.

The tables below detail by portfolio class TDRs that were modified during the three and six months ended June 30, 2019 and 2018:

Three Months Ended
($ in thousands)	June 30, 2019			June 30, 2018
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial non-real estate	1	$334	$334	5	$6,477	$6,477
Commercial real estate - owner occupied	—	—	—	—	—	—
Total commercial and industrial	1	334	334	5	6,477	6,477
Commercial real estate - income producing	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Residential mortgages	2	638	638	2	75	75
Consumer	—	—	—	—	—	—
Total loans	3	$972	$972	7	$6,552	$6,552

	Six Months Ended
($ in thousands)	June 30, 2019			June 30, 2018
Troubled Debt Restructurings:	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial non-real estate	8	$14,137	$14,137	18	$61,959	$61,959
Commercial real estate - owner occupied	1	167	167	1	5,909	5,909
Total commercial and industrial	9	14,304	14,304	19	67,868	67,868
Commercial real estate - income producing	—	—	—	1	1,564	1,564
Construction and land development	—	—	—	—	—	—
Residential mortgages	7	1,902	1,902	3	118	118
Consumer	2	46	46	1	222	222
Total loans	18	$16,252	$16,252	24	$69,772	$69,772

The TDRs modified during the six months ended June 30, 2019 reflected in the table above include $0.1 million of loans with extended amortization terms or other payment concessions, $9.1 million with significant covenant waivers and $7.0 million with other modifications.  The TDRs modified during the six months ended June 30, 2018 include $49.6 million of loans with extended amortization terms or other payment concessions, $14.6 million with significant covenant waivers and $5.6 million with other modifications.

There were no defaults on loans during the three and six months ended June 30, 2019 or 2018 that had been modified in a TDR during the prior twelve months.

The tables below present loans that are individually evaluated for impairment disaggregated by portfolio class at June 30, 2019 and December 31, 2018.  Loans individually evaluated for impairment include TDRs and loans that are determined to be impaired and have aggregate relationship balances of $1 million or more.

	June 30, 2019
(in thousands)	Recorded investment without an allowance	Recorded investment with an allowance	Unpaid principal balance	Related allowance
Commercial non-real estate	$149,605	$74,998	$260,833	$8,486
Commercial real estate - owner occupied	10,971	6,798	22,352	142
Total commercial and industrial	160,576	81,796	283,185	8,628
Commercial real estate - income producing	385	1,495	1,932	93
Construction and land development	—	19	19	1
Residential mortgages	2,669	1,420	4,619	146
Consumer	494	1,027	1,802	253
Total loans	$164,124	$85,757	$291,557	$9,121

	December 31, 2018
(in thousands)	Recorded investment without an allowance	Recorded investment with an allowance	Unpaid principal balance	Related allowance
Commercial non-real estate	$144,625	$94,759	$273,290	$3,636
Commercial real estate - owner occupied	13,027	8,639	25,888	607
Total commercial and industrial	157,652	103,398	299,178	4,243
Commercial real estate - income producing	1,138	1,563	3,428	210
Construction and land development	100	21	121	1
Residential mortgages	2,058	1,818	4,421	444
Consumer	279	728	1,253	216
Total loans	$161,227	$107,528	$308,401	$5,114

The tables below present the average balances and interest income for total impaired loans for the three and six months ended June 30, 2019 and 2018.  Interest income recognized represents interest on accruing loans modified in a TDR.

	Three Months Ended
	June 30, 2019		June 30, 2018
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial non-real estate	$228,055	$1,444	$307,492	$2,002
Commercial real estate - owner occupied	17,371	71	28,643	102
Total commercial and industrial	245,426	1,515	336,135	2,104
Commercial real estate - income producing	2,274	7	11,446	24
Construction and land development	19	—	113	—
Residential mortgages	4,743	2	6,036	5
Consumer	1,515	18	608	9
Total loans	$253,977	$1,542	$354,338	$2,142

	Six Months Ended
	June 30, 2019		June 30, 2018
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial non-real estate	$231,750	$3,140	$301,695	$3,588
Commercial real estate - owner occupied	18,346	151	27,274	168
Total commercial and industrial	250,096	3,291	328,969	3,756
Commercial real estate - income producing	2,480	14	13,123	49
Construction and land development	45	—	176	—
Residential mortgages	4,690	7	7,762	10
Consumer	1,386	34	781	18
Total loans	$258,697	$3,346	$350,811	$3,833

Aging Analysis

The tables below present the age analysis of past due loans by portfolio class at June 30, 2019 and December 31, 2018.  Purchased credit impaired loans accounted for in pools with an accretable yield are considered to be current.

June 30, 2019	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
(in thousands)
Commercial non-real estate	$4,289	$9,159	$57,760	$71,208	$8,487,910	$8,559,118	$613
Commercial real estate - owner occupied	2,858	1,732	16,047	$20,637	2,499,333	2,519,970	4,031
Total commercial and industrial	7,147	10,891	73,807	91,845	10,987,243	11,079,088	4,644
Commercial real estate - income producing	762	—	2,798	3,560	2,891,908	2,895,468	—
Construction and land development	779	2,199	1,322	4,300	1,139,761	1,144,062	612
Residential mortgages	2,865	8,748	20,690	32,303	2,935,968	2,968,271	47
Consumer	15,989	3,960	9,498	29,447	2,059,476	2,088,923	1,190
Total	$27,542	$25,798	$108,115	$161,455	$20,014,356	$20,175,812	$6,493

December 31, 2018	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
(in thousands)
Commercial non-real estate	$12,257	$3,895	$77,551	$93,703	$8,526,898	8,620,601	$10,823
Commercial real estate - owner occupied	2,394	1,570	14,542	18,506	2,439,242	2,457,748	380
Total commercial and industrial	14,651	5,465	92,093	112,209	10,966,140	11,078,349	11,203
Commercial real estate - income producing	2,371	772	5,495	8,638	2,333,141	2,341,779	1,844
Construction and land development	7,397	1,129	2,165	10,691	1,537,644	1,548,335	644
Residential mortgages	32,869	14,706	23,175	70,750	2,839,331	2,910,081	—
Consumer	20,402	4,695	9,665	34,762	2,113,105	2,147,867	618
Total	$77,690	$26,767	$132,593	$237,050	$19,789,361	$20,026,411	$14,309

Credit Quality Indicators

The following tables present the credit quality indicators by segments and portfolio class of loans at June 30, 2019 and December 31, 2018.

	June 30, 2019
(in thousands)	Commercial non-real estate	Commercial real estate - owner- occupied	Total commercial and industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$7,940,853	$2,320,832	$10,261,685	$2,755,518	$1,122,619	$14,139,822
Pass-Watch	169,005	122,050	291,055	98,767	16,121	$405,943
Special Mention	62,545	11,981	74,526	20,927	253	$95,706
Substandard	386,715	65,107	451,822	20,256	5,069	$477,147
Doubtful	—	—	—	—	—	—
Total	$8,559,118	$2,519,970	$11,079,088	$2,895,468	$1,144,062	$15,118,618

	December 31, 2018
(in thousands)	Commercial non-real estate	Commercial real estate - owner- occupied	Total commercial and industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$7,875,588	$2,274,211	$10,149,799	2,265,087	$1,487,599	$13,902,485
Pass-Watch	260,510	84,271	344,781	46,535	49,099	440,415
Special Mention	75,752	23,149	98,901	5,510	816	105,227
Substandard	408,751	76,117	484,868	24,647	10,821	520,336
Doubtful	—	—	—	—	—	—
Total	$8,620,601	$2,457,748	$11,078,349	$2,341,779	$1,548,335	$14,968,463

	June 30, 2019			December 31, 2018
(in thousands)	Residential mortgage	Consumer	Total	Residential mortgage	Consumer	Total
Performing	$2,930,531	$2,070,863	$5,001,394	$2,873,669	$2,130,395	$5,004,064
Nonperforming	37,740	18,060	$55,800	36,412	17,472	53,884
Total	$2,968,271	$2,088,923	$5,057,194	$2,910,081	$2,147,867	$5,057,948

Below are the definitions of the Company’s internally assigned grades:

Commercial:

•	Pass – loans properly approved, documented, collateralized, and performing which do not reflect an abnormal credit risk.
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

Purchased Credit Impaired Loans

Changes in the carrying amount of purchased credit impaired loans and related accretable yield are presented in the following table for the six months ended June 30, 2019 and the year ended December 31, 2018.

	June 30, 2019		December 31, 2018
(in thousands)	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield
Balance at beginning of period	$129,596	$37,294	$153,403	$62,517
Payments received, net	(16,254)	(2,328)	(39,556)	(5,779)
Accretion	6,652	(6,652)	15,749	(15,749)
Decrease in expected cash flows based on actual cash flows and changes in cash flow assumptions	—	3,926	—	(3,695)
Balance at end of period	$119,994	$32,240	$129,596	$37,294

Residential Mortgage Loans in Process of Foreclosure

Included in loans are $8.7 million and $7.1 million of consumer loans secured by single family residential real estate that are in process of foreclosure as of June 30, 2019 and December 31, 2018, respectively. Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction.  In addition to the single family residential real estate loans in process of foreclosure, the Company also held $2.6 million and $1.8 million of foreclosed single family residential properties in other real estate owned at June 30, 2019 and December 31, 2018, respectively.

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

The standard provides several practical expedients available for use in transition. The Company elected to use the standard’s “package of practical expedients,” which allows the use of previous conclusions about lease identification, lease classification and the accounting treatment for initial direct costs. The Company also elected the short-term lease recognition exemption for all leases with lease terms of one year or less; as such, the Company will not recognize right-of-use assets or lease liabilities on the consolidated balance sheet for such leases. The Company valued its lease obligation using incremental collateralized borrowing rates as of January 1, 2019 for the remaining term of each identified lease. At adoption, the Company recorded a right-of-use asset totaling $115.9 million and a liability for lease payment obligations totaling $130.7 million, offset by the elimination of $14.8 million of existing lease incentive and other deferred rent liabilities. Accounting for leases in accordance with Topic 842 has not had a material impact upon the Company’s consolidated results of operations, and is not expected to in future periods.

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

Supplemental balance sheet information pertaining to operating leases:

(dollars in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities for operating leases	$3,870	$7,880
Right of use assets obtained in exchange for lease liabilities	$1,105	$117,723

		June 30, 2019
Weighted average remaining lease term (in years)		12.93
Weighted average discount rate		3.55%

The following table sets forth the maturities of the Company’s lease liabilities and the present value discount at June 30, 2019.

(dollars in thousands)
2019	$8,393
2020	15,779
2021	15,085
2022	14,889
2023	13,525
Thereafter	96,994
Total	164,665
Present value discount	(35,947)
Lease liability	$128,718

The following table sets forth the components of the Company’s lease expense for the three and six months ended June 30, 2019.

(in thousands)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease expense	$4,244	$8,497
Short-term lease expense	20	39
Variable lease expense	12	24
Sublease income	(60)	(176)
Total	$4,216	$8,384

6. Securities Sold under Agreements to Repurchase

Included in short-term borrowings are customer securities sold under agreements to repurchase (“repurchase agreements”) that mature daily and are secured by U.S. agency securities totaling $631.0 million and $428.6 million at June 30, 2019 and December 31, 2018, respectively. The Company borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury management services offered to its deposit customers. As the Company maintains effective control over assets sold under agreements to repurchase, the securities continue to be carried on the consolidated statements of financial condition. Because the Company acts as borrower transferring assets to the counterparty, and the agreements mature daily, the Company’s risk is limited.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional or contractual amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at June 30, 2019 and December 31, 2018.

		June 30, 2019			December 31, 2018
			Derivative (1)			Derivative (1)
(in thousands)	Type of Hedge	Notional or Contractual Amount	Assets	Liabilities	Notional or Contractual Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	Cash Flow	$1,075,000	$25,328	$—	$875,000	$3,954	$9,173
Interest rate swaps	Fair Value	163,110	—	290	483,110	—	2,089
		1,238,110	25,328	290	1,358,110	3,954	11,262
Derivatives not designated as hedging instruments:
Interest rate swaps (2)	N/A	1,495,638	51,255	52,573	1,277,404	23,670	24,669
Risk participation agreements	N/A	181,100	11	70	171,222	10	131
Forward commitments to sell residential mortgage loans	N/A	124,987	48	742	77,208	110	664
Interest rate-lock commitments on residential mortgage loans	N/A	91,325	576	42	59,119	464	67
Foreign exchange forward contracts	N/A	40,230	466	434	37,749	751	718
Visa Class B derivative contract	N/A	43,753	—	6,602	43,753	—	7,304
		1,977,033	52,356	60,463	1,666,455	25,005	33,553
Total derivatives		$3,215,143	$77,684	$60,753	$3,024,565	$28,959	$44,815
Less: netting adjustment (3)			(26,075)	(41,505)		(11,979)	(22,588)
Total derivative assets/liabilities			$51,609	$19,248		$16,980	$22,227

(1)	Derivative assets and liabilities are reported at fair value in other assets or other liabilities, respectively, in the consolidated balance sheets.
(2)	The notional amount represents both the customer accommodation agreements and offsetting agreements with unrelated financial institutions.
(3)

Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty. See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans. For each agreement, the Company receives interest at a fixed rate and pays at a variable rate. During the six months ended June 30, 2018, the Company terminated five of its shorter-term swap agreements with notional amounts totaling $450 million and entered into five longer-term agreements with notional amounts totaling $450 million. The Company paid termination fees of approximately $10.6 million to settle the interest rate swap liabilities, and the resulting accumulated other comprehensive loss is being amortized over the remaining maturities of the designated instruments. Amortization of other comprehensive loss on terminated cash flow hedges totaled $2.5 million for each of the six months ended June 30, 2019 and 2018. The notional amounts of the swap agreements in place at June 30, 2019 expire as follows: $50 million in 2021; $475 million in 2022; $450 million in 2023; and $100 million in 2024.

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

Visa Class B derivative contract

The Company is a member of Visa USA. During the fourth quarter of 2018, the Company sold the majority of its Visa Class B holdings, at which time it entered into a derivative agreement with the purchaser whereby the Company will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. The conversion ratio changes when Visa deposits funds to a litigation escrow account established by Visa to pay settlements for certain litigation, for which Visa is indemnified by Visa USA members. The Company is also required to make periodic financing payments to the purchaser until all of Visa’s covered litigation matters are resolved. Thus, the derivative contract extends until the end of Visa’s covered litigation matters, the timing of which is uncertain.

The contract includes a contingent accelerated termination clause based on the credit ratings of the Company. At June 30, 2019 and December 31, 2018 the fair value of the liability associated with this contract was $6.6 million and $7.3 million, respectively. Refer to Note 15 – Fair Value of Financial Instruments for discussion of the valuation inputs for this derivative liability.

Effect of Derivative Instruments on the Statement of Income

The effects of derivative instruments on the consolidated statements of income for the three and six months ended June 30, 2019 and 2018 are presented in the table below. For the three and six months ended June 30, 2019 and 2018, the reduction of interest income attributable to cash flow hedges includes amortization of accumulated other comprehensive loss that resulted from termination of five interest rate swap contracts.

		Three Months Ended		Six Months
		June 30,		June 30,
Derivative Instruments:	Location of Gain (Loss) Recognized in the Statement of Income:	2019	2018	2019	2018
Interest rate swaps - cash flow hedges	Interest income	$(1,660)	$(946)	$(3,676)	$(1,565)
Interest rate swaps - fair value hedges	Interest expense	$(461)	(519)	(1,449)	(646)
All other instruments	Other noninterest income	$3,600	1,588	4,409	3,111
Total		$1,479	$123	$(716)	$900

Credit Risk-Related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as a downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. At June 30, 2019, the Company was not in violation of any such provisions.

Offsetting Assets and Liabilities

The Bank’s derivative instruments with certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero. Agreements with certain bilateral counterparties require both parties to maintain collateral in the event that the fair values of derivative instruments exceed established exposure thresholds. For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses. Offsetting information in regards to all derivative assets and liabilities, including accrued interest, subject to these master netting agreements at June 30, 2019 and December 31, 2018 is presented in the following tables.

(in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Income
Description	Gross Amounts Recognized	Offset in the Statement of Income	Presented in the Statement of Income	Financial Instruments	Cash Collateral	Net Amount
As of June 30, 2019
Derivative Assets	$26,558	$(26,405)	$153	$153	$—	$—
Derivative Liabilities	$51,833	$(41,325)	$10,508	$153	$15,304	$(4,949)

(in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Income
Description	Gross Amounts Recognized	Offset in the Statement of Income	Presented in the Statement of Income	Financial Instruments	Cash Collateral	Net Amount
As of December 31, 2018
Derivative Assets	$16,167	$(12,842)	$3,325	$1,846	$—	$1,479
Derivative Liabilities	$23,811	$(21,651)	$2,160	$1,846	$2,871	$(2,557)

The Company has excess collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

8. Stockholders’ Equity

Common Shares Outstanding

Common shares outstanding excludes treasury shares totaling 0.8 million at June 30, 2019 and 0.9 million at December 31, 2018, with a first-in-first-out cost basis of $14.2 million and $18.5 million at June 30, 2019 and December 31, 2018, respectively. Shares outstanding also excludes unvested restricted share awards totaling 1.3 million at June 30, 2019 and December 31, 2018.

Stock Buyback Program

On May 24, 2018, the Company’s board of directors approved a stock buyback program that authorized the repurchase of up to 5%, or approximately 4.3 million shares, of its outstanding common stock. The approved program allows the Company to repurchase its common shares either in the open market in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions with non-affiliated sellers or as otherwise determined by the Company in one or more transactions, from time to time until December 31, 2019. The Company is not obligated to purchase any shares under this program, and the board of directors may terminate or amend the program at any time prior to the expiration date. As of June 30, 2019, 200,000 shares of the Company’s common stock had been purchased at an average price of $41.30 per share under this program.

Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss and changes in those components are presented in the following table.

	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Cash Flow Hedges	Equity Method Investment	Total
(in thousands)
Balance, December 31, 2017	$(29,512)	$(14,585)	$(79,078)	$(11,227)	$—	$(134,402)
Other comprehensive income/loss before income taxes:
Net change in unrealized loss	(71,759)	—	—	(13,894)	—	(85,653)
Reclassification of net loss realized and included in earnings	—	—	2,448	1,565	—	4,013
Other Valuation adjustments for employee benefit plan	—	—	(9,039)	—	—	(9,039)
Amortization of unrealized net loss on securities transferred to HTM	—	1,680	—	—	—	1,680
Income tax expense (benefit)	(16,284)	380	(1,494)	(2,794)	—	(20,192)
Balance, June 30, 2018	$(84,987)	$(13,285)	$(84,175)	$(20,762)	$—	$(203,209)
Balance, December 31, 2018	$(50,125)	$(12,044)	$(110,247)	$(8,293)	$—	$(180,709)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain or loss	96,514	—	—	29,343	611	126,468
Reclassification of net loss realized and included in earnings	—	—	4,527	3,676	—	8,203
Amortization of unrealized net loss on securities transferred to HTM	—	1,481	—	—	—	1,481
Income tax expense	21,822	335	1,023	7,466	—	30,646
Balance, June 30, 2019	$24,567	$(10,898)	$(106,743)	$17,260	$611	$(75,203)

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

The following table shows the line items of the consolidated statements of income affected by amounts reclassified from AOCI.

	Six Months
Amount reclassified from AOCI (a)	June 30,		Affected line item on
(in thousands)	2019	2018	the statement of income
Amortization of unrealized net loss on securities transferred to HTM	$(1,481)	$(1,680)	Interest income
Tax effect	335	380	Income taxes
Net of tax	(1,146)	(1,300)	Net income
Amortization of defined benefit pension and post-retirement items	(4,527)	(2,448)	Other noninterest expense (b)
Tax effect	1,023	555	Income taxes
Net of tax	(3,504)	(1,893)	Net income
Reclassification of unrealized gain (loss) on cash flow hedges	(1,204)	979	Interest income
Tax effect	272	(222)	Income taxes
Net of tax	(932)	757	Net income
Amortization of loss on terminated cash flow hedges	(2,472)	(2,544)	Interest income
Tax effect	559	577	Income taxes
Net of tax	(1,913)	(1,967)	Net income
Total reclassifications, net of tax	$(7,495)	$(4,403)	Net income

(a)	Amounts in parentheses indicate reduction in net income.
(b)

These AOCI components are included in the computation of net periodic pension and post-retirement cost that is reported with employee benefits expense (see Note 12 – Retirement Plans for additional details).

9. Other Noninterest Income

Components of other noninterest income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Income from bank-owned life insurance	$4,083	$3,113	$7,348	$6,183
Credit related fees	2,937	2,416	5,532	5,138
Income from derivatives	3,600	1,588	4,409	3,111
Gain (loss) on sales of assets	34	41	431	(1,166)
Other miscellaneous	4,326	3,347	6,728	6,724
Total other noninterest income	$14,980	$10,505	$24,448	$19,990

10. Other Noninterest Expense

Components of other noninterest expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Advertising	$3,253	$3,517	$6,333	$6,043
Corporate value and franchise taxes	4,215	3,577	8,257	7,017
Printing and supplies	1,092	1,688	2,261	2,974
Telecommunications and postage	3,363	3,615	6,829	7,465
Travel expense	1,344	1,441	2,442	2,507
Entertainment and contributions	2,742	3,193	5,450	5,711
Tax credit investment amortization	1,234	875	2,372	1,749
Other retirement expense	(4,152)	(4,458)	(8,257)	(8,921)
Loss on restructuring of bank-owned life insurance contracts	—	3,240	—	3,240
Other miscellaneous	6,588	8,830	12,279	14,514
Total other noninterest expense	$19,679	$25,518	$37,966	$42,299

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

A summary of the information used in the computation of earnings per common share follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Numerator:
Net income to common shareholders	$88,277	$71,177	$167,441	$143,652
Net income allocated to participating securities - basic and diluted	1,502	1,328	2,839	2,694
Net income allocated to common shareholders - basic and diluted	$86,775	$69,849	$164,602	$140,958
Denominator:
Weighted-average common shares - basic	85,728	85,305	$85,708	$85,273
Dilutive potential common shares	107	178	102	178
Weighted-average common shares - diluted	85,835	85,483	$85,810	$85,451
Earnings per common share:
Basic	$1.01	$0.82	$1.92	$1.65
Diluted	$1.01	$0.82	$1.92	$1.65

Potential common shares consist of stock options, nonvested performance-based awards, and nonvested restricted share awards deferred under the Company’s nonqualified deferred compensation plan. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be antidilutive, i.e., increase earnings per share or reduce a loss per share. Weighted average antidilutive potential common shares totaled 14,150 and 14,183 for the three and six months ended June 30, 2019, respectively. There were 1,816 and 913 antidilutive potential common shares excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2018, respectively.

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

The following tables show the components of net periodic benefits cost included in expense for the plans for the periods indicated.

			Other Post-
(in thousands)	Pension Benefits		Retirement Benefits
For the Three Months Ended June 30,	2019	2018	2019	2018
Service cost	$2,735	$3,163	$22	$28
Interest cost	4,661	4,279	164	161
Expected return on plan assets	(11,300)	(10,169)	—	—
Amortization of net loss and prior service costs	2,552	1,365	(228)	(94)
Net periodic benefit cost (reduction of cost)	$(1,352)	$(1,362)	$(42)	$95

			Other Post-
(in thousands)	Pension Benefits		Retirement Benefits
For the Six Months Ended June 30,	2019	2018	2019	2018
Service cost	$5,510	$6,088	$51	$63
Interest cost	9,524	8,202	292	298
Expected return on plan assets	(22,600)	(19,869)	—	—
Amortization of net loss and prior service costs	4,982	2,691	(455)	(243)
Net periodic benefit cost (reduction of cost)	$(2,584)	$(2,888)	$(112)	$118

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

A summary of stock option activity for the six months ended June 30, 2019 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value ($000)
Outstanding at January 1, 2019	46,865	$31.88	2.6	$164
Exercised/Released	(11,804)	31.14		105
Cancelled/Forfeited	—	—		—
Expired	—	—		—
Outstanding at June, 2019	35,061	$32.13	2.0	$278
Exercisable at June 30, 2019	35,061	$32.13	2.0	$278

The total intrinsic value of options exercised during the six months ended June 30, 2019 and 2018 was $0.1 million and $0.6 million, respectively.

The Company’s restricted and performance-based share awards to certain employees and directors are subject to service requirements. A summary of the status of the Company’s nonvested restricted and performance-based share awards at June 30, 2019 and changes during the six months ended June 30, 2019, are presented in the following table.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2019	1,494,041	$39.89
Granted	94,907	35.80
Vested	(20,290)	42.61
Forfeited	(23,782)	38.62
Nonvested at June 30, 2019	1,544,876	$39.62

As of June 30, 2019, there was $47.3 million of total unrecognized compensation expense related to nonvested restricted and performance shares expected to vest. This compensation is expected to be recognized in expense over a weighted average period of 3.1 years. The total fair value of shares which vested during the six months ended June 30, 2019 and 2018 was $0.6 million and $0.9 million, respectively.

During the six months ended June 30, 2019, the Company granted 33,691 performance share awards subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $35.27 per share and 33,691 performance shares subject to an operating earnings per share performance metric with a grant date fair value of $32.15 per share to key members of executive management. The number of performance shares subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 42 regional banks. The fair value of the performance shares subject to TSR at the grant date was determined using a Monte Carlo simulation method. The number of performance shares subject to core earnings per share that ultimately vest will be based on the Company’s attainment of certain operating earnings per share goals over the two-year performance period. The maximum number of performance shares that could vest is 200% of the target award. Compensation expense for these performance shares is recognized on a straight line basis over the three-year service period.

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

The contract amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. The following table presents a summary of the Company’s off-balance sheet financial instruments as of June 30, 2019 and December 31, 2018:

	June 30,	December 31,
(in thousands)	2019	2018
Commitments to extend credit	$6,930,220	$7,234,528
Letters of credit	359,487	365,498

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis in the consolidated balance sheets at June 30, 2019 and December 31, 2018:

	June 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$81,864	$—	$81,864
Municipal obligations	—	249,341	—	249,341
Corporate debt securities	—	3,500	—	3,500
Residential mortgage-backed securities	—	1,367,651	—	1,367,651
Commercial mortgage-backed securities	—	934,575	—	934,575
Collateralized mortgage obligations	—	153,537	—	153,537
Total available for sale securities	—	2,790,468	—	2,790,468
Derivative assets (1)	—	51,609	—	51,609
Total recurring fair value measurements - assets	$—	$2,842,077	$—	$2,842,077
Liabilities
Derivative liabilities (1)	$—	$12,646	$6,602	$19,248
Total recurring fair value measurements - liabilities	$—	$12,646	$6,602	$19,248

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$71,706	$—	$71,706
Municipal obligations	—	240,427	—	240,427
Corporate debt securities	—	3,500	—	3,500
Residential mortgage-backed securities	—	1,443,402	—	1,443,402
Commercial mortgage-backed securities	—	770,077	—	770,077
Collateralized mortgage obligations	—	161,925	—	161,925
Total available for sale securities	—	2,691,037	—	2,691,037
Derivative assets (1)	—	16,980	—	16,980
Total recurring fair value measurements - assets	—	$2,708,017	—	$2,708,017
Liabilities
Derivative liabilities (1)	$—	$14,923	$7,304	$22,227
Total recurring fair value measurements - liabilities	$—	$14,923	$7,304	$22,227

(1)	For further disaggregation of derivative assets and liabilities, see Note 7 - Derivatives.

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

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements

The table below presents a rollforward of the amounts on the consolidated balance sheets for the six months ended June 30, 2019 and the year ended December 31, 2018 for financial instruments of a material nature that are classified within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis:

(in thousands)
Balance at December 31, 2017	$—
Entry into derivative contract	7,304
Balance at December 31, 2018	7,304
Cash settlements	(843)
Losses included in earnings	141
Balance at June 30, 2019	$6,602

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

($ in thousands)
Fair Value
Level 3 Class	June 30, 2019	December 31, 2018	Valuation Technique	Unobservable Input	Values Utilized
				Visa Class A appreciation	6% - 18%
Derivative liability	$6,602	$7,304	Discounted cash flow	Conversion rate	1.62x - 1.59x
				Time until resolution	24-48 months

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

	June 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$168,190	$—	$168,190
Other real estate owned and foreclosed assets, net	—	—	7,103	7,103
Total nonrecurring fair value measurements	$—	$168,190	$7,103	$175,293

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$170,918	$—	$170,918
Other real estate owned and foreclosed assets, net	—	—	14,594	14,594
Total nonrecurring fair value measurements	$—	$170,918	$14,594	$185,512

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

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amounts:

	June 30, 2019
				Total Fair	Carrying
(in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$516,214	$—	$—	$516,214	$516,214
Available for sale securities	—	2,790,468	—	2,790,468	2,790,468
Held to maturity securities	—	2,979,401	—	2,979,401	2,935,267
Loans, net	—	168,190	19,894,266	20,062,456	19,980,187
Loans held for sale	—	36,150	—	36,150	36,150
Derivative financial instruments	—	51,609	—	51,609	51,609
Financial liabilities:
Deposits	$—	$—	$23,220,712	$23,220,712	$23,236,042
Federal funds purchased	550	—	—	550	550
Securities sold under agreements to repurchase	631,048	—	—	631,048	631,048
FHLB short-term borrowings	1,010,000	—	—	1,010,000	1,010,000
Long-term debt	—	224,547	—	224,547	232,754
Derivative financial instruments	—	12,646	6,602	19,248	19,248

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Carrying Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$494,466	$—	$—	$494,466	$494,466
Available for sale securities	—	2,691,037	—	2,691,037	2,691,037
Held to maturity securities	—	2,935,856	—	2,935,856	2,979,547
Loans, net	—	170,918	19,555,969	19,726,887	19,831,897
Loans held for sale	—	28,150	—	28,150	28,150
Derivative financial instruments	—	16,980	—	16,980	16,980
Financial liabilities:
Deposits	$—	$—	$23,129,574	$23,129,574	$23,150,185
Federal funds purchased	425	—	—	425	425
Securities sold under agreements to repurchase	428,599	—	—	428,599	428,599
FHLB short-term borrowings	1,160,104	—	—	1,160,104	1,160,104
Long-term debt	—	223,135	—	223,135	224,993
Derivative financial instruments	—	14,923	7,304	22,227	22,227

16. Recent Accounting Pronouncements

Accounting Standards Adopted in 2019

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. With the exception of short-term leases, lessees are required to recognize a lease liability representing the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset representing the lessee’s right to use, or control the use of, a specified asset for the lease term upon adoption. Lessor accounting was largely unchanged under the new guidance, except for clarification of the definition of initial direct costs which provided additional guidance on the timing of recognition of those costs. Subsequent to the issuance of this update, the FASB issued three additional ASUs that provide codification improvements and certain transition elections, including ASU 2018-11, which permits an additional transition method whereby an entity may elect to record a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company was required to and did adopt the standard effective January 1, 2019, using the modified retrospective transition method permitted by ASU 2018-11. Thus, the Company’s reporting for the comparative period presented in the financial statements and disclosures continues to be in accordance with GAAP Topic 840. Upon adoption, the Company recorded a gross-up of assets and liabilities in its Consolidated Balance Sheet, with approximately $116 million for right of use assets and $131 million of lease payment obligations offset by the elimination of $15 million of existing lease incentive and other deferred rent liabilities. Accounting for leases in accordance with Topic 842 has not had a material impact upon the Company’s consolidated results of operations, and is not expected to in future periods. Refer to Note 5 – Operating Leases for further information related to operating lease accounting policy, practical expedient elections for adoption and operating leasing information at adoption and as of June 30, 2019.

Issued but Not Yet Adopted Accounting Standards

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” The Update provides clarification and correction to certain areas of previously issued ASUs concerning financial instruments (2016-01, 2016-13 and 2017-12). The FASB does not expect the provisions contained in this Update to have a significant effect on current accounting practice. Effective dates for adoption of this Update’s provisions vary in accordance with the effective dates and adoption status of the amended ASUs. The Company is currently assessing the impact of adoption of this guidance, but it is not expected to have a material impact upon its financial position and results of operations.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” to improve financial reporting by requiring timelier recording of credit losses on loans and other financial instruments held by financial institutions and other organizations. The ASU, more commonly referred to as Current Expected Credit Losses, or CECL, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. Many of the loss estimation techniques currently applied will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. In addition, the ASU amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Early application is permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is not planning to early adopt this guidance. The Company has engaged third party consultants and formed cross-functional working groups comprised of individuals from various areas including credit, finance, treasury, risk management and information technology for implementation. Five work streams have been created to develop the expected credit loss models; execute system implementation; complete balance sheet scoping; ensure the design of effective internal controls surrounding new processes; and provide executive oversight of the project. The Company has completed the configuration of a vendor provided software solution for which testing and implementation is expected to be complete in the third quarter of 2019. Validation of models began in the first quarter of 2019 and is also expected to be completed during the third quarter of 2019. The Company plans to conduct parallel testing of the estimation process during the third and fourth quarters of 2019. While the Company has not yet quantified the financial impact of adoption, the expectation is that application of this guidance will result in an increase in the allowance for loan losses given the change in methodology from covering losses inherent in the portfolio to covering losses over the remaining expected life of the portfolio. Application of the guidance is also expected to result in the establishment of an allowance for credit loss on held to maturity debt securities. The amount of the increase in these allowances will be impacted by the portfolio composition and quality at the adoption date as well as economic conditions and forecasts at that time.

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

•	deposit trends;
•	credit quality trends;
•	changes in interest rates;
•	the impact of the change in the LIBOR benchmark;
•	net interest margin trends;
•	future expense levels;
•	improvements in expense to revenue (efficiency ratio);
•	success of revenue-generating initiatives;
•	the effectiveness of derivative financial instruments and hedging activities to manage risks;
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

Pending Acquisition

On April 30, 2019, we announced our entry into an agreement to acquire MidSouth Bancorp, Inc. (“MidSouth”) (NYSE: MSL) in a stock-for-stock transaction. MidSouth Bank N.A., the wholly-owned banking subsidiary of MidSouth, operates 42 locations in Louisiana and Texas and had approximately $1.7 billion of assets, including $0.9 billion of loans, and $1.4 billion of deposits at June 30, 2019. At the closing, each share of MidSouth’s common stock will convert to the right to receive 0.2952 shares of our common stock. The merger agreement also allows for the redemption of MidSouth’s outstanding preferred stock at closing, subject to the receipt of applicable governmental approvals. The Company expects acquisition-related expenses to approximate $38 million in 2019 and expects the transaction to be accretive to income beginning in the first quarter of 2020. The transaction is expected to add approximately $0.13 to $0.15 to earnings once fully phased-in. The transaction provides the opportunity for both enhanced growth in several of our current markets, such as MidSouth’s home market of Lafayette, Louisiana, as well as opportunities for expansion into new markets in Louisiana and Texas. The acquisition is subject to the satisfaction of customary closing conditions, including the receipt of regulatory approvals and approval by the shareholders of MidSouth. The transaction is expected to close with a simultaneous systems conversion late in the third quarter of 2019.

Current Economic Environment

Most of our market areas experienced a modest to moderate expansion in economic activity during the second quarter of 2019, according to the Federal Reserve’s Summary of Commentary on Current Economic Conditions (“Beige Book”). Overall, the economic outlook was generally positive, with some growing uncertainty due to concerns over tariffs and trade tensions. Activity in the energy sector slowed with a weaker oil price outlook and a challenging environment for funding. Oil and gas production decreased, along with capital spending and orders for new equipment.

Commercial real estate conditions continued to advance in most of our markets, with vacancies trending downward at a modest pace and an uptick in new projects. In our Houston market, apartment demand surged, however rents were flat. Industrial demand and construction remained strong.

The residential real estate market experienced increased demand with lower mortgage rates and a relatively healthy economy. Demand in most of our markets was down compared to prior year, but increased through the spring selling season. Overall, the housing market experienced moderate price appreciation and outlooks stayed positive with builders generally on plan for 2019.

Retail sales activity and consumer spending were flat to declining in most of our markets. Auto sales remained steady in our markets with continued concerns over the impact that tariffs will have on the pricing and demand in the auto industry. Tourism and hospitality industries reported healthy activity since the prior quarter. The labor market remained tight in our markets with steady wage growth.

Economic data indicates that loan growth continued at a slower pace in most of our markets, and at a faster pace in our Houston market, primarily with residential real estate and commercial and industrial lending. Financial institutions continue to report increased competition for deposits and tightening margins. We could see additional margin challenges should the Federal Reserve reduce interest rates further.

Highlights of Second Quarter 2019

Net income for the second quarter of 2019 was $88.3 million, or $1.01 per diluted common share (EPS), compared to $79.2 million, or $.91 EPS in the first quarter of 2019 and $71.2 million, or $.82 EPS, in the second quarter of 2018. The second quarter of 2019 did not include any nonoperating items, while the first quarter of 2019 included a $10.1 million ($.09 per share after-tax impact) provision for loan losses related to the alleged DC Solar fraud and the second quarter of 2018 included $15.8 million ($.14 per share after-tax impact) of nonoperating items.

Highlights of our second quarter 2019 results (compared to first quarter 2019):

•

Net income was $88.3 million, or $1.01 per diluted share, an increase of $9.1 million, or $.10 per share; first quarter results were impacted by a charge-off to the provision for alleged fraud of DC Solar ($.09)

•	Loans increased $63 million; reflects $45 million in mortgage loan sales during the quarter
•	Energy loans declined $55 million to just under 5% of total loans
•	Net interest margin decreased 1 basis point (bp) to 3.45%
•	Criticized commercial loans declined $11 million, or 2% ($6 million energy and $5 million nonenergy)
•	Tangible Common Equity ratio is up 39 bps to 8.75%
•	Announced the MidSouth acquisition on April 30, 2019

The second quarter of 2019 results were strong, with seasonal and specialty income contributing to a 12% increase in noninterest income compared to first quarter, more than covering increased noninterest expense for the same period. Increased expenses are due in-part to seasonal salaries increases, direct costs for transaction based revenues, and additional investments in new and upgraded technology. We remain focused on managing our expenses while we invest in technology directed towards becoming more scalable, effective and efficient.

The second quarter of 2019 reflects an improvement in loan yield compared to the prior quarter despite a challenging rate environment as we continue to focus our growth in more granular loans with better spreads. Asset quality continued to improve, with criticized commercial loans down in both the energy and nonenergy portfolios.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) for the second quarter of 2019 was $223.6 million, a $0.5 million, or less than 1%, increase from the first quarter of 2019. Compared to the second quarter of 2018, net interest income (te) for the second quarter of 2019 increased $8.0 million, or 4%. The linked quarter increase is primarily attributable to an additional accrual day and an interest recovery on a legacy Whitney CRE credit, partially offset by higher deposit costs and premium amortization on the bond portfolio.

The net interest margin (te) for the second quarter of 2019 was relatively stable at 3.45 % despite the challenging rate environment, down 1 bp from the first quarter of 2019. Net interest margin (te) was negatively impacted by higher CD renewal rates, a change in the funding mix, and higher prepayments on the bond portfolio, and almost fully offset by interest recoveries and a favorable change in the earning asset mix. Interest recoveries on problem credits have favorably impacted the net interest margin in four out of the last five quarters, adding 3 bps to the second quarter of 2019 and 1 bp in the first quarter of 2019.

Compared to the second quarter of 2018, the net interest margin (te) increased 5 bps, primarily due to an improvement in the earning asset mix and the net benefit from interest rate increases during 2018. Interest recoveries impacted the net interest margin by 1 bp compared to the second quarter of 2018.

The following tables detail the components of our net interest income (te) and net interest margin.

	Three Months Ended
	June 30, 2019			March 31, 2019			June 30, 2018
(dollars in millions)	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$15,081.9	$185.3	4.93%	$15,062.1	$180.5	4.86%	$14,380.9	$162.3	4.53%
Residential mortgage loans	2,969.7	30.1	4.06%	2,942.4	31.1	4.23%	2,754.3	28.1	4.08%
Consumer loans	2,098.5	30.3	5.79%	2,122.4	29.9	5.72%	2,058.0	27.2	5.30%
Loan fees & late charges	—	(0.1)	0.00%	—	(0.9)	0.00%	—	0.2	0.00%
Total loans (te) (b)	20,150.1	245.6	4.89%	20,126.9	240.6	4.84%	19,193.2	217.8	4.55%
Loans held for sale	27.9	0.3	4.96%	20.6	0.3	4.92%	22.6	0.3	5.22%
US Treasury and government agency securities	126.0	0.7	2.30%	123.8	0.7	2.25%	145.6	0.8	2.22%
Mortgage-backed securities and collateralized mortgage obligations	4,550.1	29.0	2.55%	4,599.4	29.9	2.60%	4,932.0	29.3	2.38%
Municipals (te)	906.8	7.1	3.12%	930.0	7.4	3.17%	951.0	7.6	3.18%
Other securities	3.5	0.0	3.30%	3.5	0.0	3.09%	3.5	0.0	2.84%
Total securities (te) (c)	5,586.4	36.8	2.64%	5,656.7	38.0	2.69%	6,032.1	37.7	2.50%
Total short-term investments	228.5	1.4	2.36%	216.2	1.2	2.18%	143.1	0.6	1.61%
Total earning assets (te)	$25,992.9	$284.1	4.38%	$26,020.4	$280.1	4.35%	$25,391.0	$256.4	4.05%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$8,026.0	$15.3	0.76%	$8,082.6	$14.7	0.74%	$7,860.0	$9.3	0.47%
Time deposits	3,817.8	19.4	2.03%	3,743.3	18.0	1.95%	3,121.8	11.5	1.48%
Public funds	3,194.1	15.2	1.91%	3,060.5	13.4	1.78%	2,970.1	9.1	1.22%
Total interest-bearing deposits	15,037.9	49.9	1.33%	14,886.4	46.1	1.26%	13,951.9	29.9	0.86%
Short-term borrowings	1,617.8	7.8	1.94%	1,684.9	8.1	1.92%	1,989.4	7.4	1.49%
Long-term debt	232.3	2.8	4.86%	225.0	2.8	4.99%	299.7	3.5	4.63%
Total borrowings	1,850.1	10.6	2.31%	1,909.9	10.9	2.30%	2,289.1	10.9	1.91%
Total interest-bearing liabilities	16,888.0	60.5	1.44%	16,796.3	57.0	1.38%	16,241.0	40.8	1.01%
Net interest-free funding sources	9,104.9			9,224.1			9,150.0
Total cost of funds	$25,992.9	$60.5	0.93%	$26,020.4	$57.0	0.89%	$25,391.0	$40.8	0.64%
Net interest spread (te)		$223.6	2.94%		$223.1	2.97%		$215.6	3.04%
Net interest margin	$25,992.9	$223.6	3.45%	$26,020.4	$223.1	3.46%	$25,391.0	$215.6	3.40%

(a)	Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities.
(d)

Included in interest income is net purchase accounting accretion of $4.8 million, $5.0 million and $6.2 million for the three months ended June 30, 2019, March 31, 2019 and June 30, 2018, respectively.

	Six Months Ended
	June 30, 2019			June 30, 2018
(dollars in millions)	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$15,072.1	$365.8	4.89%	$14,303.1	$313.3	4.41%
Residential mortgage loans	2,956.1	61.2	4.14%	2,736.4	56.0	4.09%
Consumer loans	2,110.4	60.2	5.75%	2,071.8	56.2	5.47%
Loan fees & late charges	—	(1.0)	0.00%	—	0.6	0.00%
Total loans (te) (b)	20,138.6	486.2	4.86%	19,111.3	426.1	4.49%
Loans held for sale	24.3	0.6	4.96%	27.4	0.5	3.77%
US Treasury and government agency securities	124.9	1.4	2.28%	147.0	1.6	2.22%
Mortgage-backed securities and collateralized mortgage obligations	4,574.6	58.9	2.58%	4,859.0	57.2	2.35%
Municipals (te)	918.3	14.5	3.14%	955.5	15.2	3.18%
Other securities	3.5	0.1	3.19%	3.5	0.0	2.45%
Total securities (te) (c)	5,621.3	74.9	2.66%	5,965.0	74.0	2.48%
Total short-term investments	222.4	2.5	2.28%	145.7	1.1	1.47%
Total earning assets (te)	$26,006.6	$564.2	4.36%	$25,249.4	$501.7	4.00%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$8,054.1	$30.0	0.75%	$7,951.1	$18.4	0.47%
Time deposits	3,780.8	37.4	1.99%	3,050.8	21.2	1.40%
Public funds	3,127.7	28.6	1.85%	3,019.8	17.2	1.15%
Total interest-bearing deposits	14,962.6	96.0	1.29%	14,021.7	56.8	0.82%
Short-term borrowings	1,651.2	15.9	1.93%	1,906.7	12.8	1.35%
Long-term debt	228.6	5.6	4.92%	302.4	6.9	4.56%
Total borrowings	1,879.8	21.5	2.31%	2,209.1	19.7	1.79%
Total interest-bearing liabilities	16,842.4	117.5	1.41%	16,230.8	76.5	0.95%
Net interest-free funding sources	9,164.2			9,018.6
Total cost of funds	$26,006.6	$117.5	0.91%	$25,249.4	$76.5	0.61%
Net interest spread (te)		$446.7	2.96%		$425.2	3.05%
Net interest margin	$26,006.6	$446.7	3.45%	$25,249.4	$425.2	3.39%

(a)	Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities.
(d)	Included in interest income is net purchase accounting accretion of $9.8 million and $12.9 million for the six months ended June 30, 2019 and 2018, respectively.

Provision for Loan Losses

During the second quarter of 2019, we recorded a provision for loan losses of $8.1 million, down $10.0 million from the first quarter of 2019 and down $0.8 million from the second quarter of 2018. Included in the first quarter 2019 provision was a $10.1 million charge-off related to the DC Solar credit discussed below. Excluding the impact of the DC Solar credit, provision expense was relatively flat compared to the prior quarter. For the six months ended June 30, 2019, we recorded a total provision for loan losses of $26.1 million, up from $21.1 million in the same period in 2018.

The Company had a lease financing facility to DC Solar, a company that sold and managed mobile solar generators. In February 2019, the borrower filed for Chapter 11 bankruptcy protection and we became aware of an affidavit from a Federal Bureau of Investigation special agent that alleged that this borrower was operating a potentially fraudulent Ponzi-type scheme and that the majority of mobile solar generators sold to investors and managed by the borrower and the majority of the related lease revenues claimed to have been received by the borrower may not have existed. The $10.1 million charge-off taken in the first quarter represents the majority of our exposure to this borrower. Management continues to believe there could be potential for recovery in the future depending on our ability to sell or re-lease the solar units.

The second quarter 2019 provision includes net charge-offs totaling $7.2 million, which represents 0.14% of average total loans on an annualized basis, compared to 0.16% in the first quarter, when adjusted to exclude the DC Solar charge-off, and 0.11% in the second quarter of 2018.

The discussion of Allowance for Loan Losses and Asset Quality later in this Item provides additional information on changes in the allowance for loan losses and general credit quality.

Noninterest Income

Noninterest income totaled $79.3 million for the second quarter of 2019, up $8.7 million, or 12%, from the first quarter of 2019 and up $10.4 million, or 15%, compared to the second quarter of 2018. The increase from the prior quarter was primarily driven by income from our specialty business lines, including derivatives, bank-owned life insurance (BOLI) and small business investment companies (SBIC), the impact of an additional business day on card activity and service charges, and seasonal trust fees. The increase compared to the second quarter of 2018 was largely driven by an increase in trust fees following the trust and asset management acquisition, as well as higher card fees and derivative income.

The components of operating and nonoperating noninterest income are presented in the following table for the indicated periods. The nonoperating item for the six months ended June 30, 2018 relates to the loss on the sale of our consumer finance subsidiary in March 2018.

	Three Months Ended			Six Months Ended
	June 30,	March 31	June 30,	June 30,
	2019	2019	2018	2019	2018
Service charges on deposit accounts	$20,723	$20,367	$20,981	$41,090	$42,429
Trust fees	15,904	15,124	11,653	31,028	22,988
Bank card and ATM fees	16,619	15,290	15,464	31,909	29,922
Investment and annuity fees and insurance commissions	6,591	6,528	6,264	13,119	12,389
Secondary mortgage market operations	4,433	3,726	3,965	8,159	7,366
Income from bank-owned life insurance	4,083	3,265	3,113	7,348	6,183
Credit related fees	2,937	2,595	2,416	5,532	5,138
Income from derivatives	3,600	809	1,588	4,409	3,111
Gain (loss) on sales of assets	34	397	41	431	(21)
Other miscellaneous	4,326	2,402	3,347	6,728	6,724
Total noninterest operating income	$79,250	$70,503	$68,832	$149,753	$136,229
Nonoperating income items	—	—	—	—	(1,145)
Total noninterest income	$79,250	$70,503	$68,832	$149,753	$135,084

Service charges on deposits totaled $20.7 million for the second quarter of 2019, up $0.4 million, or 2%, from the first quarter of 2019 and down $0.3 million from the second quarter of 2018. The increase from the prior quarter was primarily due to an additional business day. The decrease from the second quarter of 2018 was due to lower consumer overdraft fees and service charges.

Trust fees increased $0.8 million, or 5%, linked quarter largely due to seasonal tax preparation fees. Compared to the second quarter of 2018, trust fees increased $4.3 million, or 36%, largely due to the July 2018 trust and asset management acquisition.

Bank card and ATM fees totaled $16.6 million for the second quarter of 2019, up $1.3 million, or 9%, from the first quarter of 2019, primarily due to an additional day in the quarter. Compared to the second quarter of 2018, bank card and ATM fees were up $1.2 million, or 7%, primarily due to increased card activity.

Investment and annuity fees and insurance commissions increased $0.1 million, or 1%, compared to first quarter 2019 primarily due to an increase in insurance and annuity sales, partially offset by a decrease in bond trading fees and lower underwriting activity. Investment and annuity fees and insurance commissions increased $0.3 million, or 5%, compared to second quarter 2018 due to higher investment and trading income, partially offset by a decrease in annuity sales.

Fee income from secondary mortgage market operations was up $0.7 million, or 19%, from the first quarter of 2019 and up $0.5 million, or 12%, from the second quarter of 2018. These fees will vary based on origination volume and the timing of subsequent sales. Origination volume during the second quarter of 2019 was positively impacted by both seasonality and lower interest rates.

Income from BOLI was $4.1 million in the second quarter of 2019, up $0.8 million, or 25%, from the first quarter of 2019 and up $1.0 million, or 31%, from the second quarter of 2018. The increase from the prior quarter and from the second quarter of 2018 is attributable to both mortality gains and incremental earnings on the additional investment of $33 million in April 2019. In addition, a restructuring of a portion of the BOLI portfolio in 2018 resulted in improved earnings over the second quarter of 2018.

Credit related fees were $2.9 million for the second quarter of 2019, up $0.3 million, or 13%, from the first quarter of 2019 and up $0.5 million, or 22%, from the second quarter of 2018. The linked quarter and prior year increases were due to both higher unused commitment fees and letter of credit fees.

Income from our customer interest rate derivative program resulted in a $3.6 million net gain for the second quarter of 2019 compared to $0.8 million in the first quarter of 2019 and $1.6 million for the second quarter of 2018. Derivative income can be volatile and is dependent upon the composition of the portfolio, customer sales activity and market value adjustments due to market interest rate movement.

Other miscellaneous income of $4.3 million was up $1.9 million, or 80%, compared to the first quarter of 2019 and up $1.0 million, or 29%, compared to the second quarter of 2018. The increase compared to both periods was due largely to income from investments in small business investment companies of $1.2 million. The increase compared to the prior quarter also reflects higher syndication fees.

Noninterest income was $149.8 million in the first six months of 2019, up $14.7 million, or 11%, from the first six months of 2018. Excluding nonoperating items in the first six months of 2018, noninterest income was up $13.5 million, or 10%. Compared to the first six months of 2018, trust fees increased $8.0 million, or 35%, due to the trust and asset management acquisition in July 2018. Bank card and ATM fees were $31.9 million, up $2.0 million, or 7%, due to increased card activity. Derivative income increased $1.3 million, or 42%, with increased activity and the changing interest rate environment. BOLI income was up $1.2 million, or 19%, due to the third quarter 2018 restructure and the additional investment in April of 2019. Secondary mortgage market income was up $0.8 million, or 11%, to $8.2 million due to higher production and sales volumes. Investment and annuity fees and insurance commissions increased $0.7 million, or 6%. Service charges were down $1.3 million, or 3%, primarily due to lower consumer overdraft fees and service charges.

Noninterest Expense

Noninterest expense for the second quarter of 2019 was $183.6 million, up $7.9 million, or 4%, from the first quarter of 2019, and down $0.8 million, or less than 1%, from the second quarter of 2018. There were no nonoperating noninterest expense items in the first half of 2019. Nonoperating expenses in the second quarter of 2018 were $15.8 million and included costs associated with the brand consolidation project ($9.8 million), the acquisition of the trust and asset management business ($1.5 million), a charge related to the restructuring of a portion of our bank-owned life insurance contracts ($3.2 million), and other smaller miscellaneous items. Excluding nonoperating items, noninterest expense for the second quarter of 2019 was up $15.0 million, or 9%, from the second quarter of 2018.

The components of noninterest operating and nonoperating expense for the periods indicated are presented in the following tables.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2019	2019	2018	2019	2018
Operating expense
Compensation expense	$87,747	$83,968	$79,670	$171,715	$156,413
Employee benefits	18,888	19,730	17,165	38,618	36,788
Personnel expense	106,635	103,698	96,835	210,333	193,201
Net occupancy expense	12,961	11,984	11,698	24,945	22,641
Equipment expense	4,342	4,679	3,641	9,021	7,134
Data processing expense	20,088	19,331	17,279	39,419	33,647
Professional services expense	9,665	8,168	8,189	17,833	16,036
Amortization of intangible assets	5,047	5,138	5,322	10,185	10,940
Deposit insurance and regulatory fees	4,755	5,406	8,376	10,161	16,324
Other real estate (income) expense	395	(991)	(289)	(596)	(79)
Advertising	3,253	3,080	2,390	6,333	4,731
Corporate value and franchise taxes	4,215	4,042	3,577	8,257	7,017
Printing and supplies	1,092	1,169	842	2,261	1,873
Telecommunications and postage	3,363	3,466	3,400	6,829	7,100
Travel expense	1,344	1,098	1,436	2,442	2,500
Entertainment and contributions	2,742	2,708	2,950	5,450	5,459
Tax credit investment amortization	1,234	1,138	875	2,372	1,749
Other retirement expense	(4,152)	(4,105)	(4,458)	(8,257)	(8,921)
Other miscellaneous	6,588	5,691	6,534	12,279	12,183
Total operating expense	$183,567	$175,700	$168,597	$359,267	$333,535
Nonoperating expense items	—	—	15,805	—	21,658
Total noninterest expense	$183,567	$175,700	$184,402	$359,267	$355,193

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2019	2019	2018	2019	2018
Nonoperating expense
Personnel expense	$—	$—	$408	$—	$4,016
Net occupancy expense	—	—	618	—	685
Equipment expense	—	—	621	—	674
Data processing expense	—	—	994	—	1,075
Professional services expense	—	—	5,192	—	6,600
Advertising	—	—	1,127	—	1,312
Printing and supplies	—	—	846	—	1,101
Loss on restructure of bank-owned life insurance contracts	—	—	3,240	—	3,240
Other expense	—	—	2,759	—	2,955
Total nonoperating expenses	$—	$—	$15,805	$—	$21,658

The following discussion of the components of operating expense excludes nonoperating items for each period.

Personnel expense totaled $106.6 million for the second quarter of 2019, up $2.9 million, or 3%, compared to the prior quarter, primarily due to an additional payroll day and a full quarter impact of annual merit increases. Compared to the second quarter of 2018, personnel costs were up $9.8 million, or 10%, primarily as a result of merit increases and an increase in headcount following the trust and asset management acquisition.

Occupancy and equipment expenses totaled $17.3 million in the second quarter of 2019, up $ 0.6 million, or 4%, from the first quarter of 2019 and up $2.0 million, or 13%, from the second quarter of 2018. The increase compared to the prior quarter is largely due to annual insurance payments in the second quarter of 2019. The increase compared to the second quarter of 2018 is largely attributable to both the move of the New Orleans regional headquarters and the trust and asset management acquisition.

Data processing expense was $20.1 million for the second quarter of 2019, up $0.8 million, or 4%, from the first quarter of 2019, and up $2.8 million, or 16%, from the second quarter of 2018. The increase from the second quarter of 2018 was primarily due to additional processing cost related to the acquired trust and asset management business and recent investment in new technologies.

Professional services expense totaled $9.7 million in the second quarter of 2019, up $1.5 million, or 18%, compared to both the previous quarter and the same period in 2018. The increase from each of these prior periods was largely due to consulting costs associated with systems conversion for the acquired trust and asset management business, and related to investment in new technology aimed at becoming more scalable, effective and efficient.

Deposit insurance and regulatory fees and corporate value and franchise taxes were $9.0 million, down $0.5 million, or 5%, from the first quarter of 2019 and down $3.0 million, or 25%, from the second quarter of 2018. The decrease from both the prior quarter and the same period in 2018 is primarily due to a reduction in the risk-based deposit insurance assessment fees, with the year over year variance also favorably impacted by the elimination of the quarterly deposit insurance fund surcharge.

Business development-related expenses (including advertising, travel, entertainment and contributions) were $7.3 million for the second quarter of 2019, up $0.5 million, or 7%, from the first quarter of 2019 and up $0.5 million, or 8%, from the second quarter of 2018. The primary driver of the linked-quarter and year-over-year increases is higher advertising cost, including new sponsorships.

Other real estate net expense was $0.4 million for the second quarter of 2019, compared to net gains of $1.0 million in the first quarter of 2019 and net gains of $0.3 million in the second quarter of 2018. Management believes that the second quarter of 2019 reflects a typical level of net ORE expense.

All other expenses, excluding amortization of intangibles, totaled $8.1 million for the second quarter of 2019, up $0.8 million, or 10%, from the first quarter of 2019, and up $0.9 million, or 13%, from the second quarter of 2018. The increase compared to prior quarter was due to higher other miscellaneous expense, which includes operational losses that can vary period to period. The increase compared to the same period in 2018 was largely driven by changes in tax credit investment expense and the net credit in other retirement expense.

For the first six months of 2019, noninterest expense was $359.3 million, an increase of $4.1 million, or 1%, from the same period in 2018. Nonoperating expense for the first half of 2018 totaled $21.7 million, including costs associated with the brand consolidation, acquisition of the trust and asset management business, a charge related to the restructure of our bank-owned life insurance contracts, as well as a one-time all hands bonus and other miscellaneous items. Excluding nonoperating items, noninterest expense was up $25.7 million, or 8%, from the first half of 2018. Personnel expense totaled $210.3 million, up $17.1 million, or 9%. Occupancy and equipment expenses totaled $34.0 million for the first six months of 2018, up $4.2 million, or 14%. Data processing expense was $39.4 million, an increase of $5.8 million, or 17%. Professional service expense was $17.8 million for the first half of 2019, up $1.8 million or 11%. Deposit insurance and regulatory fees and corporate value and franchise taxes were down $4.9 million, or 21%. Business development-related expenses were $14.2 million, up $1.5 million, or 12%. All other expenses, excluding amortization of intangibles, were up $1.5 million, or 11%. Noninterest expense variances when comparing the six months ended June 30, 2019 and 2018 are in large part attributable to the same factors that contributed to variances between the second quarters of 2019 and 2018, as described above.

Income Taxes

The effective income tax rate for the second quarter of 2019 was approximately 17.9%, compared to 17.6% in the first quarter of 2019 and 18.3% in the second quarter of 2018. Management expects the effective tax rate for 2019 will be in the range of 17% to 19% based on current forecasts. Our effective tax rate has historically varied from the federal statutory rate primarily because of tax-exempt income and tax credits. Interest income on bonds issued by or loans to state and municipal governments and authorities, and earnings from the life insurance contract program are the major components of tax-exempt income. The main source of tax credits has been investments in tax-advantaged securities and tax credit projects. These investments are made primarily in the markets the Company serves and are directed at tax credits issued under the Qualified Zone Academy Bonds (“QZAB”), Qualified School Construction Bonds (“QSCB”) as well as Federal and State New Market Tax Credit (“NMTC”) programs. The investments generate tax credits, which reduce current and future taxes and are recognized when earned as a benefit in the provision for income taxes. The Tax Act repealed the provision related to tax credit bonds effective for bonds issued after December 31, 2017.

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

The following table reconciles reported income tax expense to that computed at the statutory federal tax rate for the indicated periods.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2019	2019	2018	2019	2018
Taxes computed at statutory rate	$22,567	$20,163	$18,288	$42,730	$36,951
Tax credits:
QZAB/QSCB	(710)	(710)	(760)	(1,420)	(1,519)
NMTC - Federal and State	(1,999)	(1,402)	(1,378)	(3,401)	(2,757)
Total tax credits	(2,709)	(2,112)	(2,138)	(4,821)	(4,276)
State income taxes, net of federal income tax benefit	1,756	1,905	1,924	3,661	3,968
Tax-exempt interest	(2,274)	(2,417)	(2,761)	(4,691)	(5,547)
Life insurance contracts	(927)	(678)	306	(1,605)	(624)
Employee share-based compensation	(74)	(272)	(176)	(346)	(316)
Impact from interim estimated effective tax rate	27	(776)	(844)	(749)	(488)
FDIC Assessment Disallowance	379	545	758	924	1,505
Other, net	441	492	552	933	1,133
Income tax expense	$19,186	$16,850	$15,909	$36,036	$32,306

Selected Financial Data

The following tables contain selected financial data as of the dates and for the periods indicated.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2019	2019	2018	2019	2018
Common Share Data
Earnings per share:
Basic	$1.01	$0.91	$0.82	$1.92	$1.65
Diluted	$1.01	$0.91	$0.82	$1.92	$1.65
Cash dividends paid	$0.27	$0.27	$0.24	$0.54	$0.48
Book value per share (period-end)	$38.70	$37.23	$34.33	$38.70	$34.33
Tangible book value per share (period-end)	$28.46	$26.92	$24.66	$28.46	$24.66
Weighted average number of shares (000s):
Basic	85,728	85,688	85,305	85,708	85,273
Diluted	85,835	85,800	85,483	85,810	85,451
Period-end number of shares (000s)	85,759	85,710	85,335	85,759	85,335
Market data:
High sales price	$44.74	$44.34	$53.60	$44.74	$56.40
Low sales price	$37.03	$34.11	$45.76	$34.11	$45.76
Period-end closing price	$40.06	$40.40	$46.65	$40.06	$46.65
Trading volume (000s) (a)	27,874	28,124	35,705	55,998	71,075

(a)	Trading volume is based on the total volume as determined by NASDAQ on the last day of the quarter.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2019	2019	2018	2019	2018
Income Statement:
Interest income	$280,378	$276,283	$252,304	$556,661	$493,699
Interest income (te) (a)	284,096	280,107	256,385	564,203	501,743
Interest expense	60,510	57,029	40,757	117,539	76,488
Net interest income (te)	223,586	223,078	215,628	446,664	425,255
Provision for loan and lease losses	8,088	18,043	8,891	26,131	21,144
Noninterest income	79,250	70,503	68,832	149,753	135,084
Noninterest expense (excluding amortization of intangibles)	178,520	170,562	179,080	349,082	344,253
Amortization of intangibles	5,047	5,138	5,322	10,185	10,940
Income before income taxes	107,463	96,014	87,086	203,477	175,958
Income tax expense	19,186	16,850	15,909	36,036	32,306
Net income	$88,277	$79,164	$71,177	$167,441	$143,652

Earnings excluding nonoperating items
Net income	$88,277	$79,164	$71,177	$167,441	$143,652
Provision for alleged fraud (b)	—	10,084	—	10,084	—
Nonoperating income	—	—	—	—	1,145
Nonoperating expense	—	—	15,805	—	21,658
Income tax benefit	—	(2,118)	(3,319)	(2,118)	(4,535)
Nonoperating items, net of applicable income tax benefit	—	7,966	12,486	7,966	18,268
Operating earnings	$88,277	$87,130	$83,663	$175,407	$161,920

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2019	2019	2018	2019	2018
Performance Ratios
Return on average assets	1.24%	1.13%	1.04%	1.18%	1.06%
Return on average common equity	10.96%	10.30%	9.81%	10.64%	10.02%
Return on average tangible common equity	15.07%	14.38%	13.72%	14.73%	14.06%
Earning asset yield (te) (a)	4.38%	4.35%	4.05%	4.36%	4.00%
Total cost of funds	0.93%	0.89%	0.64%	0.91%	0.61%
Net interest margin (te)	3.45%	3.46%	3.40%	3.45%	3.39%
Noninterest income to total revenue (te)	26.17%	24.01%	24.20%	25.11%	24.11%
Average loan/deposit ratio	87.09%	87.08%	86.84%	87.08%	86.58%
FTE employees (period-end)	3,930	3,885	3,780	3,930	3,780
Capital Ratios
Common stockholders' equity to total assets	11.54%	11.20%	10.49%	11.54%	10.49%
Tangible common equity ratio (c)	8.75%	8.36%	7.76%	8.75%	7.76%

Select performance measures excluding nonoperating items (d)
Operating earnings per share - diluted	$1.01	$1.00	$0.96	$2.01	$1.86
Return on average assets - operating	1.24%	1.24%	1.22%	1.24%	1.19%
Return on average common equity - operating	10.96%	11.33%	11.54%	11.14%	11.29%
Return on average tangible common equity - operating	15.07%	15.83%	16.12%	15.44%	15.85%
Efficiency ratio (e)	58.95%	58.10%	57.40%	58.53%	57.45%
Noninterest income as a percent of total revenue (te) - operating	26.17%	24.01%	24.20%	25.11%	24.26%

(a)	Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)	Provision for loan loss in response to circumstances surrounding the bankruptcy filing and alleged fraud by DC Solar.
(c)	The tangible common equity ratio is common stockholders’ equity less intangible assets divided by total assets less intangible assets.
(d)

See Reconciliation of Non-GAAP Measures, including “Operating earnings,” “Operating earnings per share – diluted” and the related components of nonoperating revenue and expense used in these Non-GAAP measures.

(e)	The efficiency ratio is noninterest expense to total net interest (te) and noninterest income, excluding amortization of purchased intangibles and nonoperating items.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
($ in thousands)	2019	2019	2018	2019	2018
Asset Quality Information
Nonaccrual loans (a)	$209,831	$204,831	$241,681	$209,831	$241,681
Restructured loans - still accruing	101,250	117,578	152,507	101,250	152,507
Total nonperforming loans	311,081	322,409	394,188	311,081	394,188
Other real estate (ORE) and foreclosed assets	27,520	27,148	22,342	27,520	22,342
Total nonperforming assets	$338,601	$349,557	$416,530	$338,601	$416,530
Accruing loans 90 days past due (b)	$6,493	$20,308	$7,941	$6,493	$7,941
Net charge-offs	7,151	17,869	5,074	25,020	17,274
Allowance for loan and lease losses	195,625	194,688	214,530	195,625	214,530
Provision for loan and lease losses	8,088	18,043	8,891	26,131	21,144
Ratios:
Nonperforming assets to loans, ORE and foreclosed assets	1.68%	1.74%	2.15%	1.68%	2.15%
Accruing loans 90 days past due to loans	0.03%	0.10%	0.04%	0.03%	0.04%
Nonperforming assets + accruing loans 90 days past due to loans, ORE and foreclosed assets	1.71%	1.84%	2.19%	1.71%	2.19%
Net charge-offs to average loans	0.14%	0.36%	0.11%	0.25%	0.18%
Allowance for loan losses to period-end loans	0.97%	0.97%	1.11%	0.97%	1.11%
Allowance for loan losses to nonperforming loans + accruing loans 90 days past due	61.60%	56.81%	53.35%	61.60%	53.35%

(a)

Included in nonaccrual loans are nonaccruing restructured loans totaling $99.1 million, $105.9 million and $98.8 million at 6/30/2019, 3/31/2019 and 6/30/2018, respectively. Nonaccrual loans and accruing loans past due 90 days or more do not include purchased credit impaired loans which were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.

(b)	Excludes 90+ accruing troubled debt restructured loans already reflected in total nonperforming loans of $1.5 million and $1.9 million as of 3/31/19 and 6/30/18, respectively.

	June 30,	March 31,	December 31,	September 30,	June 30,
(in thousands)	2019	2019	2018	2018	2018
Period-End Balance Sheet
Total loans, net of unearned income (a)	$20,175,812	$20,112,838	$20,026,411	$19,543,717	$19,370,917
Loans held for sale	36,150	27,437	28,150	29,043	36,047
Securities	5,725,735	5,577,522	5,670,584	5,987,447	6,113,873
Short-term investments	151,062	163,762	111,094	108,074	104,210
Earning assets	26,088,759	25,881,559	25,836,239	25,668,281	25,625,047
Allowance for loan losses	(195,625)	(194,688)	(194,514)	(214,550)	(214,530)
Goodwill and other intangible assets	878,051	883,097	887,123	892,595	825,223
Other assets	1,990,678	1,920,263	1,707,059	1,751,849	1,689,707
Total assets	$28,761,863	$28,490,231	$28,235,907	$28,098,175	$27,925,447
Noninterest-bearing deposits	$8,114,632	$8,158,658	$8,499,027	$8,140,530	$8,165,796
Interest-bearing transaction and savings deposits	8,034,801	8,224,203	8,000,093	7,972,417	7,711,542
Interest-bearing public funds deposits	3,159,790	3,229,589	3,006,516	2,613,858	2,854,839
Time deposits	3,926,819	3,767,844	3,644,549	3,691,002	3,503,161
Total interest-bearing deposits	15,121,410	15,221,636	14,651,158	14,277,277	14,069,542
Total deposits	23,236,042	23,380,294	23,150,185	22,417,807	22,235,338
Short-term borrowings	1,641,598	1,388,735	1,589,128	2,276,647	2,314,190
Long-term debt	232,754	224,962	224,993	215,912	266,009
Other liabilities	332,554	305,665	190,261	208,931	180,355
Stockholders' equity	3,318,915	3,190,575	3,081,340	2,978,878	2,929,555
Total liabilities & stockholders' equity	$28,761,863	$28,490,231	$28,235,907	$28,098,175	$27,925,447

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2019	2019	2018	2019	2018
Average Balance Sheet
Total loans, net of unearned income (a)	$20,150,104	$20,126,948	$19,193,234	$20,138,590	$19,111,318
Loans held for sale	27,873	20,618	22,575	24,266	27,358
Securities (b)	5,586,390	5,656,689	6,032,058	5,621,345	5,965,046
Short-term investments	228,527	216,192	143,158	222,394	145,719
Earning assets	25,992,894	26,020,447	25,391,025	26,006,595	25,249,441
Allowance for loan losses	(195,238)	(196,384)	(212,766)	(195,808)	(214,770)
Goodwill and other intangible assets	880,497	885,381	827,760	882,926	830,499
Other assets	1,859,657	1,742,104	1,479,033	1,801,204	1,496,580
Total assets	$28,537,810	$28,451,548	$27,485,052	$28,494,917	$27,361,750
Noninterest-bearing deposits	$8,099,621	$8,227,698	$8,149,521	$8,163,306	$8,050,870
Interest-bearing transaction and savings deposits	8,026,012	8,082,584	7,860,019	8,054,141	7,951,092
Interest-bearing public fund deposits	3,194,113	3,060,565	2,970,117	3,127,708	3,019,821
Time deposits	3,817,817	3,743,292	3,121,817	3,780,761	3,050,825
Total interest-bearing deposits	15,037,942	14,886,441	13,951,953	14,962,610	14,021,738
Total deposits	23,137,563	23,114,139	22,101,474	23,125,916	22,072,608
Short-term borrowings	1,617,776	1,684,904	1,989,416	1,651,155	1,906,684
Long-term debt	232,277	224,966	299,695	228,642	302,391
Other liabilities	319,691	309,488	185,470	314,616	189,062
Stockholders' equity	3,230,503	3,118,051	2,908,997	3,174,588	2,891,005
Total liabilities & stockholders' equity	$28,537,810	$28,451,548	$27,485,052	$28,494,917	$27,361,750

(a)	Average securities do not include unrealized holding gains/losses on available for sale securities.

Reconciliation of Non-GAAP Measures

Operating revenue (te) and operating pre-provision net revenue (te)

	Three Months Ended			Six Months
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2019	2019	2018	2019	2018
Net interest income	$219,868	$219,254	$211,547	$439,122	$417,211
Noninterest income	79,250	70,503	68,832	149,753	135,084
Total revenue	$299,118	$289,757	$280,379	$588,875	$552,295
Tax-equivalent adjustment (a)	3,718	3,824	4,081	7,542	8,044
Nonoperating revenue	—	—	—	—	1,145
Operating revenue (te)	$302,836	$293,581	$284,460	$596,417	$561,484
Noninterest expense	(183,567)	(175,700)	(184,402)	(359,267)	(355,193)
Nonoperating expense	—	—	15,805	—	21,658
Operating pre-prevision net revenue (te)	$119,269	$117,881	$115,863	$237,150	$227,949

Operating earnings per share - diluted

	Three Months Ended			Six Months
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2019	2019	2018	2019	2018
Net income	$88,277	$79,164	$71,177	$167,441	$143,652
Net income allocated to participating securities	(1,502)	(1,337)	(1,328)	(2,839)	(2,694)
Net income available to common shareholders	86,775	77,827	69,849	164,602	140,958
Nonoperating items, net of applicable income tax	—	7,966	12,486	7,966	18,268
Nonoperating items allocated to participating securities	—	(134)	(233)	(134)	(342)
Operating earnings available to common shareholders	86,775	85,659	82,102	172,434	158,884
Weighted average common shares - diluted	85,835	85,800	85,483	85,810	85,451
Earnings per share - diluted	$1.01	$0.91	$0.82	$1.92	$1.65
Operating earnings per share - diluted	$1.01	$1.00	$0.96	$2.01	$1.86

(a)	Taxable equivalent adjustment (te) amounts are calculated using a federal income tax rate of 21%.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities and repayments of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window. Management has established an internal target for the ratio of free securities to total securities to be 20% or more. As shown in the table below, our ratio of free securities to total securities was 40.10% at June 30, 2019, compared to 33.57% at March 31, 2019 and 49.31% at June 30, 2018. The total of pledged securities at June 30, 2019 was $3.5 billion, down $278.9 million from March 31, 2019. Securities are pledged as collateral related to public funds and repurchase agreements. Total pledged securities were up $148.6 million compared to March 31, 2019 and $362.0 million lower than at June 30, 2018.

	June 30,	March 31,	December 31,	September 30,	June 30,
Liquidity Metrics	2019	2019	2018	2018	2018
Free securities / total securities	40.10%	33.57%	41.39%	48.90%	49.31%
Core deposits / total deposits	89.30%	89.98%	90.47%	89.71%	89.65%
Wholesale funds / core deposits	15.13%	13.61%	14.53%	19.34%	19.93%
Quarter-to-date average loans /quarter-to-date average deposits	87.09%	87.08%	88.09%	88.39%	86.84%

The liability portion of the balance sheet provides liquidity mainly through the Company’s ability to use cash sourced from various customers’ interest-bearing and noninterest-bearing deposit and sweep accounts. At June 30, 2019, deposits totaled $23.2 billion, a decrease of $144.3 million, or 1%, from March 31, 2019 and an increase of $1.0 billion, or 5%, from June 30, 2018. Core deposits consist of total deposits excluding certificates of deposit (“CDs”) of $250,000 or more and brokered deposits. Core deposits totaled $20.7 billion at June 30, 2019, a decrease of $289.3 million from March 31, 2019, and an increase of $816.2 million from June 30, 2018. The ratio of core deposits to total deposits was 89.30% at June 30, 2019, compared to 89.98% at March 31, 2019 and 89.65% at June 30, 2018. Brokered deposits totaled $1.3 billion as of June 30, 2019, an increase of $15 million compared to March 31, 2019 and a decrease of $105.2 million compared to June 30, 2018. The use of brokered deposits as a funding source is subject to certain policies regarding the amount, term and interest rate.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At June 30, 2019, the Bank had borrowings of approximately $1.0 billion and had approximately $3.8 billion available under this line. The Bank also has unused borrowing capacity at the Federal Reserve’s discount window of approximately $2.6 billion; there were no outstanding borrowings with the Federal Reserve at any date during any period covered by this report.

Wholesale funds, which are comprised of short-term borrowings, long-term debt and brokered deposits were 15.13% of core deposits at June 30, 2019, compared to 13.61% at March 31, 2019 and 19.93% at June 30, 2018. The linked quarter increase in wholesale funds was primarily related to increases in repurchase agreements and FHLB borrowings. The year over year decrease in wholesale funds was primarily related to decreases in FHLB borrowings and brokered certificates deposits, partially offset by an increase in repurchase agreements. The Company has established an internal target for wholesale funds to be less than 25% of core deposits.

Another key measure used to monitor our liquidity position is the loan-to-deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding). The loan-to-deposit ratio measures the amount of funds the Company lends for each dollar of deposits on hand. Our average loan-to-deposit ratio for the second quarter of 2019 was 87.09%, compared to 87.08% for the first quarter of 2019 and 86.84% for the second quarter of 2018. Management has an established target range for the loan-to-deposit ratio of 87% to 89%, which could be exceeded under certain circumstances.

Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the six months ended June 30, 2019 and 2018.

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

CAPITAL RESOURCES

Stockholders’ equity totaled $3.3 billion at June 30, 2019, up $128.3 million, or 4%, from March 31, 2019 and up $389.4 million, or 13%, from June 30, 2018. The tangible common equity ratio was 8.75 % at June 30, 2019, compared to 8.36% at March 31, 2019 and 7.76% at June 30, 2018. The increase in the tangible common equity ratio from both March 31, 2019 and June 30, 2018 is primarily attributable to net tangible retained earnings and net gains on fair value adjustments of securities available for sale included in other accumulated comprehensive income, partially offset by growth in tangible assets. The increase from June 30, 2018 was negatively impacted by acquired intangible assets. Management has established an internal target for the tangible common equity ratio of at least 8.00%; however, management will allow the tangible common equity ratio to drop below 8.00% on a temporary basis if it believes that the shortfall can be replenished through normal operations within a short time frame.

The regulatory capital ratios of the Company and the Bank as of June 30, 2019 remained well in excess of current regulatory minimum requirements. The Company and the Bank have been categorized as “well-capitalized” in the most recent notices received from our regulators. Both entities currently exceed all capital requirements of the Basel III requirements. Refer to the Supervision and Regulation section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion of our capital requirements.

The following table shows the regulatory capital ratios for the Company and the Bank as calculated under current rules for the indicated periods.

	Well-	June 30,	March 31,	December 31,	September 30,	June 30,
	Capitalized	2019	2019	2018	2018	2018
Total capital (to risk weighted assets)
Hancock Whitney Corporation	10.00%	12.43%	12.24%	11.99%	11.98%	12.12%
Hancock Whitney Bank	10.00%	11.81%	11.73%	11.17%	11.25%	11.57%
Tier 1 common equity capital (to risk weighted assets)
Hancock Whitney Corporation	6.50%	10.94%	10.74%	10.48%	10.36%	10.48%
Hancock Whitney Bank	6.50%	10.97%	10.88%	10.32%	10.30%	10.60%
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	8.00%	10.94%	10.74%	10.48%	10.36%	10.48%
Hancock Whitney Bank	8.00%	10.97%	10.88%	10.32%	10.30%	10.60%
Tier 1 leverage capital
Hancock Whitney Corporation	5.00%	9.10%	8.85%	8.67%	8.50%	8.66%
Hancock Whitney Bank	5.00%	9.12%	8.97%	8.54%	8.46%	8.77%

On May 24, 2018, our board of directors approved a stock buyback program that authorized the repurchase of up to 5%, or approximately 4.3 million shares, of outstanding common stock. The approved program allows us to repurchase shares of our common stock either in the open market in compliance with Rule 10b-18 promulgated under the Securities Exchange Act of 1934, as amended, or in privately negotiated transactions with non-affiliated sellers or as otherwise determined by the Company in one or more transactions, from time to time until December 31, 2019. The Company is not obligated to purchase any shares under this program and the board of directors may terminate or amend the program at any time prior to the expiration. As of June 30, 2019, we had purchased 200,000 shares of our common stock at an average price of $41.30 per share under this program.

On April 26, 2019, our board of directors declared the regular second quarter cash dividend at $0.27 per share, the same as the prior quarter.

BALANCE SHEET ANALYSIS

Securities

Investment in securities totaled $5.7 billion at June 30, 2019, up $148.2 million, or 2.7%, from March 31, 2019 and down $388.1 million, or 6.3%, from June 30, 2018. At June 30, 2019, securities available for sale totaled $2.8 billion and securities held to maturity totaled $2.9 billion.

Our securities portfolio consists mainly of residential and commercial mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies. We invest only in high quality investment grade securities with a targeted portfolio duration generally between two and five and a half years. At June 30, 2019, the average expected maturity of the portfolio was 5.41 years with an effective duration of 4.18 years and a nominal weighted-average yield of 2.75%. Management simulations indicate that the effective duration would increase to 4.55 years with a 100 bp increase in the yield curve and increase to 4.73 years with a 200 bp increase. At March 31, 2019, the average expected maturity of the portfolio was 5.52 years with an effective duration of 4.37 years and a nominal weighted-average yield of 2.75%. The average maturity of the portfolio at June 30, 2018 was 6.09 years, with an effective duration was 4.89 years and the nominal weighted-average yield was 2.53%. The change in expected maturity, effective duration, and nominal weighted-average yield compared to prior quarter is primarily related to prepayments and maturities during the second quarter of 2019. Year-over-year metrics were impacted by the fourth quarter 2018 portfolio restructure.

Loans

Total loans at June 30, 2019 were $20.2 billion, up $63.0 million, or less than 1%, from March 31, 2019, and up $0.8 billion, or 4.2%, from June 30, 2018. Growth from March 31, 2019 was impacted by anticipated paydowns, the sale of approximately $45 million of portfolio mortgage loans, a $55 million decrease in the energy portfolio and a $43 million decrease in the healthcare portfolio. Net loan growth continues to be diversified across products and the Bank’s footprint. Management anticipates that the full year average loan growth percentage for 2019, without consideration of the MidSouth acquisition, will be in the mid-single digits.

The following table shows the composition of our loan portfolio at each date indicated:

	June 30,	March 31,	December 31,	September 30,	June 30,
(in thousands)	2019	2019	2018	2018	2018
Total loans:
Commercial non-real estate	$8,559,118	$8,656,326	$8,620,601	$8,438,884	$8,410,961
Commercial real estate - owner occupied	2,519,970	2,515,428	2,457,748	2,300,271	2,233,794
Total commercial and industrial	11,079,088	11,171,754	11,078,349	10,739,155	10,644,755
Commercial real estate - income producing	2,895,468	2,563,394	2,341,779	2,311,699	2,342,192
Construction and land development	1,144,062	1,340,067	1,548,335	1,523,419	1,515,233
Residential mortgages	2,968,271	2,933,251	2,910,081	2,846,916	2,780,359
Consumer	2,088,923	2,104,372	2,147,867	2,122,528	2,088,378
Total loans	$20,175,812	$20,112,838	$20,026,411	$19,543,717	$19,370,917

Our commercial customer base is diversified over a range of industries, including energy, healthcare, wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, financial and professional services, and agricultural production.

Commercial and industrial (“C&I”) loans, including both non-real estate and owner occupied real estate secured loans, totaled approximately $11.1 billion, or 55% of the total loan portfolio at June 30, 2019, a decrease of $92.7 million, or 1%, from March 31, 2019. The decrease in owner occupied real estate related activities, healthcare and energy lending, were partially offset by growth in retail, professional and manufacturing lines as we continue to diversify into a more granular portfolio.

The Bank lends mainly to middle market and smaller commercial entities, although it participates in larger shared credit loan facilities. Shared national credits funded at June 30, 2019 totaled approximately $2.1 billion, or 10% of total loans, an increase of $16.6 million from March 31, 2019. Approximately $575.2 million of our shared national credits at June 30, 2019 were with energy-related customers at June 30, 2019.

Loans to borrowers in the energy sector totaled $1.0 billion at June 30, 2019, down $55.2 million, or 5%, from March 31, 2019 and up $22.8 million, or 2%, compared to June 30, 2018. We intend to maintain our total energy concentration at approximately 5% and to continue shifting the mix within the portfolio to have support services credits comprise no more than 40% of the portfolio. At June 30, 2019, approximately $537 million, or 53%, of the portfolio was comprised of customers engaged in exploration and production, transportation, and storage activities. The remaining $470 million, or 47%, of the portfolio was comprised of customers engaged in onshore and offshore services and products to support exploration and production activities.

The following table provide s detail of the more significant industry concentrations for our commercial and industrial loan portfolio, which is based on NAICS codes.

	June 30,		March 31,		December 31,		September 30,		June 30,
	2019		2019		2018		2018		2018
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial & industrial loans:
Real Estate and Rental and Leasing	$1,303,770	12%	$1,406,207	12%	$1,326,146	12%	$1,232,737	11%	$1,195,278	11%
Health Care and Social Assistance	1,040,352	9%	1,083,469	10%	1,120,799	10%	1,135,040	11%	1,152,593	11%
Retail Trade (a)	1,024,031	9%	970,599	9%	937,971	8%	934,281	9%	904,117	8%
Manufacturing (a)	946,700	9%	922,365	8%	877,950	8%	852,643	8%	823,263	8%
Mining, Quarrying, and Oil and Gas Extraction (a)	922,055	8%	957,590	8%	1,016,870	9%	917,389	9%	932,113	9%
Public Administration	778,622	7%	799,237	7%	814,442	7%	842,199	8%	866,052	8%
Transportation and Warehousing (a)	745,403	7%	746,837	7%	717,746	7%	700,698	6%	702,615	7%
Wholesale Trade (a)	657,215	6%	657,685	6%	602,052	5%	559,638	5%	523,839	5%
Construction	619,204	6%	645,107	6%	643,932	6%	582,761	5%	632,592	6%
Finance and Insurance	610,900	5%	595,373	5%	605,663	6%	524,836	5%	460,803	4%
Professional, Scientific, and Technical Services (a)	459,794	4%	421,999	4%	462,984	4%	439,153	4%	440,727	4%
Other Services (except Public Administration)	452,958	4%	450,153	4%	436,390	4%	391,040	4%	382,737	4%
Accommodation and Food Services	415,814	4%	413,732	4%	385,958	4%	416,734	4%	418,789	4%
Educational Services	351,697	3%	353,803	3%	359,997	3%	430,238	4%	437,484	4%
Other (a)	750,573	7%	747,598	7%	769,449	7%	779,768	7%	771,753	7%
Total commercial & industrial loans	$11,079,088	100%	$11,171,754	100%	$11,078,349	100%	$10,739,155	100%	$10,644,755	100%

(a)

Certain balances within each of these industry categories may contain loans considered to be energy related lending, as our definition of energy related is based on the borrower’s source of revenue. The energy related portfolio totaled approximately $1.0 billion at June 30, 2019, $1.1 billion at March 31, 2019 and December 31, 2018, $0.9 billion at September 30, 2018, and $1.0 billion at June 30, 2018.

Commercial real estate – income producing loans totaled approximately $2.9 billion at June 30, 2019, an increase of $332.1 million, or 13%, from March 31, 2019. The increase reflects the transfer of loans from construction to permanent financing, as well as new production that included increases for multifamily properties, retail properties and industrial properties. The following table details for the preceding five quarters the end-of-period commercial real estate – income producing loan balances by property type.

	June 30,		March 31,		December 31,		September 30,		June 30,
	2019		2019		2018		2018		2018
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial real estate - income producing loans:
Retail	$607,622	21%	$542,904	21%	$507,129	22%	$499,395	22%	$502,809	22%
Multifamily	519,808	18%	369,041	14%	332,145	14%	333,144	15%	347,732	15%
Office	465,498	16%	436,819	17%	444,973	19%	421,965	18%	430,319	18%
Industrial	406,926	14%	353,804	14%	311,933	13%	285,292	12%	279,041	12%
Hotel/Motel	379,385	13%	377,674	15%	374,430	16%	346,735	15%	332,411	14%
Other	516,229	18%	483,152	19%	371,169	16%	425,168	18%	449,880	19%
Total commercial real estate - income producing loans	$2,895,468	100%	$2,563,394	100%	$2,341,779	100%	$2,311,699	100%	$2,342,192	100%

Construction and land development loans, totaling approximately $1.1 billion at June 30, 2019, decreased $196.0 million, or 15%, from March 31, 2019. The decrease was primarily due to the reclassification of loans from construction and land development loans to commercial real estate loans as noted above.

Residential mortgages increased $35.0 million, which is net of a $45 million portfolio sale, and consumer loans decreased $15.4 million during the second quarter of 2019.

Allowance for Loan Losses and Asset Quality

The Company's total allowance for loan losses was $195.6 million at June 30, 2019 virtually unchanged from March 30, 2019 and down $18.9 million compared to June 30, 2018. The ratio of the allowance for loan losses to period-end loans was flat compared to March 31, 2019 and December 31, 2018 at 0.97%. The allowance for loan losses at June 30, 2019 compared to March 31, 2019 reflects a net build in the commercial nonenergy portfolio of $1.7 million, partially offset by a net release of $0.5 million in the mortgage portfolio and $0.3 million in the consumer portfolio. The relatively flat allowance reflects the favorable impact of improvement in criticized levels and other credit metrics across most of the loan portfolios. Energy performance continues to be stable with a modest decline in criticized levels compared to prior quarter. The energy allowance totaled $31.5 million, relatively unchanged compared to prior quarter, with coverage to total loans at 3.13%, up from 2.96% as the portfolio balance declined.

The Company’s balance of criticized commercial loans totaled $572.9 million at June 30, 2019, down $11.4 million, or 2%, compared to March 31, 2019, with $4.9 million of the decrease attributable to the commercial nonenergy portfolio and $6.5 million attributable to the energy portfolio. Compared to June 30, 2018, criticized commercial loans were down $324.5 million, or 36%, with $174.0 million attributable to the commercial nonenergy portfolio and $150.6 million of the decrease attributable to the energy portfolio. Criticized loans are defined as those having potential weaknesses that deserve management’s close attention (risk-rated as special mention, substandard and doubtful), including both accruing and nonaccruing loans. Our commercial nonenergy criticized portfolio, totaling $314.9 million at June 30, 2019, is comprised of loans that are diversified as to both industry and geography. Commercial nonenergy criticized loans comprised 2.08% of that portfolio at June 30, 2019, compared to 2.12% March 31, 2019 and 3.37% at June 30, 2018. At June 30, 2019, criticized loans in the energy portfolio were $257.9 million, or approximately 26% of that portfolio, up slightly compared to March 31, 2019, but down significantly from 41% at June 30, 2018.

Net charge-offs were $7.2 million, or 0.14%, of average total loans on an annualized basis in the second quarter of 2019, down from $17.9 million, or 0.36%, of average total loans in the first quarter of 2019, which includes $10.1 million related to the alleged fraud associated with the DC Solar equipment finance credit . Commercial net charge-offs totaled $4.4 million in the second quarter of 2019 down compared to $14.4 million in the first quarter of 2019, but relatively flat when excluding the DC Solar charge-off. There were no energy net charge-offs during the first two quarters of 2019. The second quarter of 2018 included $1.9 million in energy net recoveries. We have recorded approximately $95 million in energy charge-offs during the latest down cycle that began in late 2014. Residential mortgage and consumer net charge-offs were each down $0.3 million compared to the prior quarter.

The following table sets forth activity in the allowance for loan losses for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2019	2019	2018	2019	2018
Allowance for loan losses at beginning of period	$194,688	$194,514	$210,713	$194,514	$217,308
Loans charged-off:
Commercial non real estate	5,309	16,344	2,510	21,653	11,845
Commercial real estate - owner-occupied	71	—	5,953	71	6,804
Total commercial & industrial	5,380	16,344	8,463	21,724	18,649
Commercial real estate - income producing	—	10	1,604	10	1,604
Construction and land development	—	—	210	—	220
Total commercial	5,380	16,354	10,277	21,734	20,473
Residential mortgages	33	406	306	439	498
Consumer	3,936	4,231	4,916	8,167	12,964
Total charge-offs	9,349	20,991	15,499	30,340	33,935
Commercial non real estate	804	1,926	8,330	2,730	12,476
Commercial real estate - owner-occupied	204	17	187	221	275
Total commercial & industrial	1,008	1,943	8,517	2,951	12,751
Commercial real estate - income producing	—	2	2	2	65
Construction and land development	86	11	9	97	38
Total commercial	1,094	1,956	8,528	3,050	12,854
Residential mortgages	104	162	596	266	712
Consumer	1,000	1,004	1,301	2,004	3,095
Total recoveries	2,198	3,122	10,425	5,320	16,661
Total net charge-offs	7,151	17,869	5,074	25,020	17,274
Provision for loan losses	8,088	18,043	8,891	26,131	21,144
Decrease in allowance as a result of sale of subsidiary	—	—	—	—	(6,648)
Allowance for loan losses at end of period	$195,625	$194,688	$214,530	$195,625	$214,530
Ratios:
Gross charge-offs to average loans	0.19%	0.42%	0.32%	0.30%	0.36%
Recoveries to average loans	0.04%	0.06%	0.22%	0.05%	0.18%
Net charge-offs to average loans	0.14%	0.36%	0.11%	0.25%	0.18%
Allowance for loan losses to period-end loans	0.97%	0.97%	1.11%	0.97%	1.11%

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, troubled debt restructurings and foreclosed and surplus ORE and other foreclosed assets. Loans past due 90 days or more and still accruing are also disclosed.

	June 30,	December 31,
(in thousands)	2019	2018
Loans accounted for on a nonaccrual basis: (a)
Commercial non-real estate	$40,274	$26,617
Commercial non-real estate - restructured	96,852	84,036
Total commercial non-real estate	137,126	110,653
Commercial real estate - owner occupied	12,860	16,682
Commercial real estate - owner-occupied - restructured	360	213
Total commercial real estate - owner-occupied	13,220	16,895
Commercial real estate - income producing	3,544	4,991
Commercial real estate - income producing - restructured	—	—
Total commercial real estate - income producing	3,544	4,991
Construction and land development	1,589	2,134
Construction and land development - restructured	19	12
Total construction and land development	1,608	2,146
Residential mortgage	35,698	34,594
Residential mortgage - restructured	1,602	1,272
Total residential mortgage	37,300	35,866
Consumer	16,818	16,744
Consumer - restructured	215	—
Total consumer	17,033	16,744
Total nonaccrual loans	$209,831	$187,295
Restructured loans - still accruing:
Commercial non-real estate	$93,484	$130,075
Commercial real estate - owner occupied	5,915	7,286
Commercial real estate - income producing	385	398
Construction and land development	—	9
Residential mortgage	439	546
Consumer	1,027	728
Total restructured loans - still accruing	101,250	139,042
Total nonperforming loans	311,081	326,337
ORE and foreclosed assets	27,520	26,270
Total nonperforming assets (b)	$338,601	$352,607
Loans 90 days past due still accruing to loans (c)	$6,493	$5,589
Total restructured loans	$200,298	$224,575
Ratios:
Nonperforming assets to loans plus ORE and foreclosed assets	1.68%	1.76%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	61.60%	58.60%
Loans 90 days past due still accruing to loans	0.03%	0.03%

(a)

Nonaccrual loans and accruing loans past due 90 days or more do not include purchased credit impaired loans which were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.

(b)	Includes total nonaccrual loans, total restructured loans - still accruing and ORE and foreclosed assets.
(c)	Excludes 90+ accruing TDR already reflected as a restructured accruing loan totaling $8.7 million at December 31, 2018.

Nonperforming assets totaled $338.6 million at June 30, 2019, down $11.0 million from March 31, 2019, $14.0 million from December 31, 2018 and $77.9 million from June 30, 2018. Nonperforming loans decreased approximately $11.3 million compared to March 31, 2019, due largely to a reduction in restructured accruing loans as a result of the return to a market structure for one of our energy credits as well as other net activity including both paydowns and new downgrades. Our nonperforming loans included $101.3 million of accruing restructured loans, most of which are energy credits that endured challenges during the downturn in the energy cycle. Nonperforming assets as a percent of total loans, ORE and other foreclosed assets was 1.68% at June 30, 2019, down 6 bps from March 31, 2019, 8 bps from December 31, 2018 and 47 bps from June 30, 2018.

Short-Term Investments

Short-term liquidity investments, including interest-bearing bank deposits and federal funds sold, were $151.1 million at June 30, 2019. This represents a decrease of $12.7 million from March 30, 2019 and an increase of $46.9 million from June 30, 2018. These asset levels vary on a daily basis depending upon movement in customer loan and deposit accounts. Average short-term investments of $228.5 million for the second quarter of 2019 were up $12.3 million compared to the first quarter of 2019, and $85.4 million compared to the second quarter of 2018. Short-term liquidity assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors.

Deposits

Total deposits were $23.2 billion at June 30, 2019, down $144.3 million, or 1%, from March 31, 2019, and up $1.0 billion, or 5%, from June 30, 2018. Average deposits for the second quarter of 2019 were $23.1 billion, up $23.4 million, or less than 1%, from the first quarter of 2019 and up $1.0 billion, or 5%, from the second quarter of 2018.

Noninterest-bearing demand deposits were $8.1 billion at June 30, 2019, down $44.0 million, or 1%, from March 31, 2019, and down $51.2 million, 1%, from June 30, 2018. Noninterest-bearing demand deposits comprised 35% of total deposits at June 30, 2019 and March 31, 2019 and 37% at June 30, 2018.

Interest-bearing transaction and savings accounts of $8.0 billion at June 30, 2019 decreased $189.4 million, or 2%, from March 31, 2019 and increased $323.3 million, or 4%, from June 30, 2018, with the year-over-year increase mainly attributable to customer deposits assumed in the trust and asset management acquisition.

Interest-bearing public fund deposits totaled $3.2 billion at June 30, 2019, down $69.8 million, or 2%, from March 31, 2019, and up $305.0 million, or 11%, from June 30, 2018. Time deposits other than public funds totaled $3.9 billion at June 30, 2019, up $159.0 million from March 31, 2019, driven primarily by promotional certificate of deposit offers across our markets and a $15 million increase in brokered certificates of deposit. Time deposits other than public funds were up $423.7 million, or 12.0%, from June 30, 2018, largely due to an increase in retail certificates of deposit. The growth in time deposits was impacted by $715 million of maturities during the second quarter of 2019 compared to $207 million in first quarter of 2019 and $251 million during the second quarter of 2018.

Short-Term Borrowings

At June 30, 2019, short-term borrowings totaled $1.6 billion, up $252.9 million, or 18%, from March 31, 2019, with increases in securities sold under repurchase agreements of $152.8 million and FHLB borrowings increased $100.0 million. Short-term borrowings decreased $672.6 million from June 30, 2018. The decrease compared to second quarter of 2018 was due in part to a portfolio restructure late in the fourth quarter where proceeds from the sale of loans and securities were used to pay down a portion of FHLB borrowings.

Average short-term borrowings of $1.6 billion in the second quarter of 2019 were down $67.1 million, or 4%, compared to the first quarter of 2019, and down $371.6 million, or 19%, compared to the second quarter of 2018.

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

The following table shows the commitments to extend credit and letters of credit at June 30, 2019 according to expiration date.

		Expiration Date
		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$6,930,220	$2,976,769	$1,420,688	$1,370,900	$1,161,863
Letters of credit	359,487	278,934	30,716	49,837	—
Total	$7,289,707	$3,255,703	$1,451,404	$1,420,737	$1,161,863

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

The following table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in rates at June 30, 2019. Shifts are measured in 100 basis point increments in a range from -500 to +500 basis points from base case, with -100 through +300 basis points presented in the table below. Our interest rate sensitivity modeling incorporates a number of assumptions including loan and deposit repricing characteristics, the rate of loan prepayments and other factors. The base scenario assumes that the current interest rate environment is held constant over a 24-month forecast period and is the scenario to which all others are compared in order to measure the change in net interest income. Policy limits on the change in net interest income under a variety of interest rate scenarios are approved by the Board. All policy scenarios assume a static volume forecast where the balance sheet is held constant, although other scenarios are modeled.

	Estimated Increase
	(Decrease) in NII
Change in Interest Rates	Year 1	Year 2
(basis points)
-100	(4.26)%	(6.21)%
+100	3.10%	4.30%
+200	5.59%	7.57%
+300	7.80%	10.35%

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

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures were effective.

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.  Exhibits

(a)  Exhibits:

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of April 30, 2019, by and between Hancock Whitney Corporation and MidSouth Bancorp, Inc.		8-K	2.1	5/2/2019
3.1	Composite Articles of the Company		8-K	3.1	5/24/2018
3.2	Amended and Restated Bylaws		8-K	3.2	5/24/2018
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Inline XBRL Interactive Data	X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in Inline XBRL	X

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

August 6, 2019