Form 10-Q
period 2019-09-30
HANCOCK WHITNEY CORP
filed 2019-11-12
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

87,214,220 common shares were outstanding as of October 31, 2019.

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

MidSouth – MidSouth Bancorp, Inc., an entity the Company acquired on September 21, 2019

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

TDR – troubled debt restructuring (as defined in ASC 310-40)

TSR – total shareholder return

U.S. Treasury – The United States Department of the Treasury

Part I. Financial Information

Item 1. Financial Statements

Hancock Whitney Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except per share data)	2019	2018
ASSETS
Cash and due from banks	$468,063	$383,372
Interest-bearing bank deposits	47,604	110,579
Federal funds sold	1,909	515
Securities available for sale, at fair value (amortized cost of $3,480,949 and $2,755,806)	3,549,657	2,691,037
Securities held to maturity (fair value of $2,920,356 and $2,935,856)	2,855,062	2,979,547
Loans held for sale	75,789	28,150
Loans	21,035,952	20,026,411
Less: allowance for loan losses	(195,572)	(194,514)
Loans, net	20,840,380	19,831,897
Property and equipment, net of accumulated depreciation of $245,013 and $225,969	382,934	353,668
Right of use assets, net of accumulated amortization of $9,328	113,598	—
Prepaid expenses	41,768	35,047
Other real estate and foreclosed assets, net	30,955	26,270
Accrued interest receivable	93,038	86,681
Goodwill	861,291	790,972
Other intangible assets, net	116,078	96,151
Life insurance contracts	609,567	549,300
Deferred tax asset, net	—	22,967
Funded pension assets, net	171,080	65,125
Other assets	284,776	184,629
Total assets	$30,543,549	$28,235,907
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$8,686,383	$8,499,027
Interest-bearing	15,514,916	14,651,158
Total deposits	24,201,299	23,150,185
Short-term borrowings	2,108,815	1,589,128
Long-term debt	246,641	224,993
Accrued interest payable	17,956	12,267
Lease liabilities	131,077	—
Deferred tax liability, net	25,510	—
Other liabilities	225,871	177,994
Total liabilities	26,957,169	25,154,567
Stockholders' equity:
Common stock	309,513	292,716
Capital surplus	1,919,840	1,725,741
Retained earnings	1,408,183	1,243,592
Accumulated other comprehensive loss, net	(51,156)	(180,709)
Total stockholders' equity	3,586,380	3,081,340
Total liabilities and stockholders' equity	$30,543,549	$28,235,907
Preferred shares authorized (par value of $20.00 per share)	50,000	50,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	92,947	87,903
Common shares outstanding	90,822	85,643

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Interest income:
Loans, including fees	$243,875	$224,332	$725,390	$645,340
Loans held for sale	592	268	1,189	784
Securities-taxable	32,724	32,482	94,107	92,566
Securities-tax exempt	5,058	5,461	15,715	16,488
Short-term investments	915	669	3,424	1,733
Total interest income	283,164	263,212	839,825	756,911
Interest expense:
Deposits	49,220	34,190	145,201	91,019
Short-term borrowings	7,729	11,780	23,658	24,547
Long-term debt	3,276	3,048	8,905	9,940
Total interest expense	60,225	49,018	177,764	125,506
Net interest income	222,939	214,194	662,061	631,405
Provision for loan losses	12,421	6,872	38,552	28,016
Net interest income after provision for loan losses	210,518	207,322	623,509	603,389
Noninterest income:
Service charges on deposit accounts	21,892	21,377	62,982	63,806
Trust fees	15,098	16,738	46,126	39,726
Bank card and ATM fees	17,154	14,862	49,063	44,784
Investment and annuity fees and insurance commissions	7,048	6,652	20,167	19,041
Secondary mortgage market operations	5,713	4,333	13,872	11,699
Other income	16,325	11,556	40,773	31,546
Total noninterest income	83,230	75,518	232,983	210,602
Noninterest expense:
Compensation expense	93,858	84,389	265,573	244,374
Employee benefits	18,622	18,084	57,240	55,316
Personnel expense	112,480	102,473	322,813	299,690
Net occupancy expense	13,156	11,895	38,101	35,221
Equipment expense	4,685	4,520	13,706	12,328
Data processing expense	21,532	20,492	60,951	55,214
Professional services expense	17,704	9,555	35,537	32,191
Amortization of intangible assets	4,889	5,638	15,074	16,578
Deposit insurance and regulatory fees	3,995	8,345	14,156	24,669
Other real estate and foreclosed assets (income) expense	2,055	16	1,459	(63)
Other expense	33,058	18,253	71,024	60,552
Total noninterest expense	213,554	181,187	572,821	536,380
Income before income taxes	80,194	101,653	283,671	277,611
Income taxes	12,387	17,775	48,423	50,081
Net income	$67,807	$83,878	$235,248	$227,530
Earnings per common share-basic	$0.77	$0.96	$2.69	$2.62
Earnings per common share-diluted	$0.77	$0.96	$2.69	$2.61
Dividends paid per share	$0.27	$0.27	$0.81	$0.75
Weighted average shares outstanding-basic	86,377	85,348	85,934	85,298
Weighted average shares outstanding-diluted	86,462	85,539	86,010	85,482

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Net income	$67,807	$83,878	$235,248	$227,530
Other comprehensive income/loss before income taxes:
Net change in unrealized gain/loss on securities available for sale and cash flow hedges	34,159	(25,242)	160,627	(110,895)
Reclassification of net losses realized and included in earnings	3,280	2,547	11,483	6,560
Other valuation adjustments for employee benefit plan	(7,015)	—	(7,015)	(9,039)
Amortization of unrealized net loss on securities transferred to held to maturity	954	747	2,435	2,427
Other comprehensive income/loss before income taxes	31,378	(21,948)	167,530	(110,947)
Income tax expense (benefit)	7,331	(4,978)	37,977	(25,170)
Other comprehensive income/loss net of income taxes	24,047	(16,970)	129,553	(85,777)
Comprehensive income	$91,854	$66,908	$364,801	$141,753

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended September 30, 2019 and 2018					Accumulated
	Common Stock				Other
(in thousands, except per share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Loss, Net	Total
Balance, June 30, 2019	87,903	$292,716	$1,737,492	$1,363,910	$(75,203)	$3,318,915
Net income	—	—	—	67,807	—	67,807
Other comprehensive income	—	—	—	—	24,047	24,047
Comprehensive income	—	—	—	67,807	24,047	91,854
Cash dividends declared ($0.27 per common share)	—	—	—	(23,597)	—	(23,597)
Common stock issued in business combination	5,044	16,797	177,052	—	—	193,849
Common stock activity, long-term incentive plan	—	—	4,407	63	—	4,470
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	889	—	—	889
Balance, September 30, 2019	92,947	$309,513	$1,919,840	$1,408,183	$(51,156)	$3,586,380
Balance, June 30, 2018	87,903	$292,716	$1,729,542	$1,110,506	$(203,209)	$2,929,555
Net income	—	—	—	83,878	—	83,878
Other comprehensive loss	—	—	—	—	(16,970)	(16,970)
Comprehensive income	—	—	—	83,878	(16,970)	66,908
Cash dividends declared ($0.27 per common share)	—	—	—	(23,512)	—	(23,512)
Common stock activity, long-term incentive plan	—	—	5,053	25	—	5,078
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	849	—	—	849
Balance, September 30, 2018	87,903	$292,716	$1,735,444	$1,170,897	$(220,179)	$2,978,878

Nine Months Ended September 30, 2019 and 2018					Accumulated
	Common Stock				Other
(in thousands, except per share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Loss, Net	Total
Balance, December 31, 2018	87,903	$292,716	$1,725,741	$1,243,592	$(180,709)	$3,081,340
Net income	—	—	—	235,248	—	235,248
Other comprehensive income	—	—	—	—	129,553	129,553
Comprehensive income	—	—	—	235,248	129,553	364,801
Cash dividends declared ($0.81 per common share)	—	—	—	(70,771)	—	(70,771)
Common stock issued in business combination	5,044	16,797	177,052	—	—	193,849
Common stock activity, long-term incentive plan	—	—	14,355	114	—	14,469
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	2,692	—	—	2,692
Balance, September 30, 2019	92,947	$309,513	$1,919,840	$1,408,183	$(51,156)	$3,586,380
Balance, December 31, 2017	87,903	$292,716	$1,718,117	$1,008,518	$(134,402)	$2,884,949
Net income	—	—	—	227,530	—	227,530
Other comprehensive loss	—	—	—	—	(85,777)	(85,777)
Comprehensive income	—	—	—	227,530	(85,777)	141,753
Cash dividends declared ($0.75 per common share)	—	—	—	(65,287)	—	(65,287)
Common stock activity, long-term incentive plan	—	—	14,832	136	—	14,968
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	2,495	—	—	2,495
Balance, September 30, 2018	87,903	$292,716	$1,735,444	$1,170,897	$(220,179)	$2,978,878

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$235,248	$227,530
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,867	19,740
Provision for loan losses	38,552	28,016
(Gain) loss on other real estate and foreclosed assets	852	(313)
Deferred tax expense	30,136	20,342
Increase in cash surrender value of life insurance contracts	(10,792)	(6,714)
Loss on disposal of other assets	70	1,748
Loss on sale of business	—	1,145
Net (increase) decrease in loans held for sale	(46,727)	10,942
Net amortization of securities premium/discount	23,133	25,440
Amortization of intangible assets	15,074	16,578
Stock-based compensation expense	15,497	14,868
Contribution to pension plan	(100,000)	—
Decrease in interest payable and other liabilities	(44,132)	(2,662)
Decrease in payable to FDIC for loan servicing	—	(11,113)
Increase in other assets	(10,631)	(15,748)
Other, net	(2,854)	299
Net cash provided by operating activities	166,293	330,098
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of securities available for sale	143,334	—
Proceeds from maturities of securities available for sale	204,391	253,755
Purchases of securities available for sale	(810,198)	(365,529)
Proceeds from maturities of securities held to maturity	297,150	272,986
Purchases of securities held to maturity	(183,626)	(375,770)
Net (increase) decrease in short-term investments	383,970	(15,690)
Proceeds from sales of loans and leases	111,141	47,481
Net increase in loans	(353,971)	(706,989)
Purchase of life insurance contracts	(32,788)	(1,601)
Purchases of property and equipment	(33,746)	(32,583)
Proceeds from sales of other real estate	20,764	10,114
Cash acquired in stock-based business combination	28,060	—
Consideration (paid) received in business combination	(1,112)	141,769
Proceeds from the sale of business, net of cash sold	—	77,648
Other, net	(19,815)	(50,935)
Net cash used in investing activities	(246,446)	(745,344)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(229,964)	(52,709)
Net increase in short-term borrowings	452,691	572,757
Repayments of long-term debt	(226)	(90,142)
Net proceeds from issuance of long-term debt	11,649	124
Dividends paid	(70,771)	(65,287)
Payroll tax remitted on net share settlement of equity awards	(1,594)	(563)
Proceeds from exercise of stock options	367	1,232
Proceeds from dividend reinvestment and stock purchase plans	2,692	2,495
Net cash provided by financing activities	164,844	367,907
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	84,691	(47,339)
CASH AND DUE FROM BANKS, BEGINNING	383,372	386,948
CASH AND DUE FROM BANKS, ENDING	$468,063	$339,609
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Value of stock-based consideration in business combination	$193,849	$—
Assets acquired in settlement of loans	$14,170	$19,542

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

Critical Accounting Policies and Estimates

There were no material changes or developments during the reporting period with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2018. Refer to Note 16 – Recent Accounting Pronouncements for a discussion of accounting standards adopted during the nine months ended September 30, 2019.

2. Business Combinations

MidSouth Bancorp, Inc.

On September 21, 2019, the Company completed the acquisition of MidSouth Bancorp, Inc. (“MidSouth”) (NYSE: MSL), parent company of MidSouth Bank, N.A. The transaction provides the Company opportunity for both enhanced growth in several of its current markets, such as MidSouth’s home market of Lafayette, Louisiana, as well as opportunities for expansion into new markets in Louisiana and Texas. The transaction was accounted for as a business combination whereby the Company acquired net assets with an estimated fair value of $124.6 million and recorded goodwill of $69.2 million. In consideration for the net assets acquired, each outstanding share of MidSouth common stock converted to 0.2952 shares of the Company’s common stock. As such, the Company issued approximately 5.0 million shares resulting in a transaction value of $193.8 million. The following table sets forth the preliminary acquisition date fair value of the assets acquired and liabilities assumed, and the resulting goodwill. The goodwill is not deductible for federal income tax purposes.

(in thousands)
ASSETS
Cash and due from banks	$28,060
Interest bearing bank deposits	318,914
Federal funds sold	3,475
Securities available for sale	272,406
Loans	785,204
Property and equipment	30,164
Other real estate	435
Identifiable intangible assets	35,000
Other assets	56,860
Total identifiable assets	1,530,518
LIABILITIES
Deposit liabilities	1,281,078
Short term borrowings	66,996

Long term debt	13,919
Other liabilities	43,883
Total liabilities	1,405,876
Net assets acquired	124,642
Value of stock-based consideration	193,849
Goodwill	$69,207

The loans acquired were recorded at an estimated fair value at the acquisition date using a loss adjusted cash flow method, with no carryover of the related allowance for loan losses. Acquired loans are classified as either purchased credit performing or purchased credit impaired based on such factors as past due status, nonaccrual status and internal risk rating. Loans considered to be purchased credit performing were accounted for under Accounting Standards Codification (“ASC”) 310-20. The purchased credit performing loans had a book balance of $686.0 million, of which $17.2 million is not expected to be collected, and an estimated fair value of $667.2 million. Loans considered to be purchased credit impaired were accounted for under ASC 310-30 using the expected cash flow method. The purchased credit impaired loans had a book balance of $140.3 million and an estimated fair value of $118.0 million.

The securities available for sale portfolio consisted primarily of collateralized mortgage obligations and mortgaged backed securities. Approximately $143.3 million of the acquired portfolio was sold prior to September 30, 2019, and the Company intends to sell the remainder of the portfolio during the fourth quarter of 2019.

The core deposit intangible asset of $35 million represents the value of the relationships with deposit customers based on the favorable source of funds method. The core deposit intangible will be amortized using sum of years’ digits over the asset’s estimated life of 15 years.

Short-term borrowings consisted of customer repurchase agreements of $39.5 million and two FHLB advances totaling $27.5 million. The FHLB advances had 30 day maturities with fixed interest rates of 2.16%.

Long-term debt consists of three trust preferred debentures with maturities through 2037; however, each is callable and may be redeemed at the Company’s election. The Company intends to redeem each debenture in full before December 31, 2019.

The results of the acquired business were included in the Company’s consolidated results of operations from the date of acquisition. The results of the acquired business are not material to the Company’s consolidated results of operations and, as such, neither supplemental pro forma information of the combined entity nor revenue and earnings contributed by the acquired business since the date of acquisition are presented.

During the three and nine months ended September 30, 2019, the Company incurred acquisition related costs of approximately $28.8 million. The following table presents the acquisition related costs by component:

(in thousands)
Personnel expense	$5,002
Net occupancy expense	735
Equipment expense	188
Data processing expense	437
Professional services expense	7,491
Advertising	2,624
Printing and supplies	433
Other expense	11,900
Total acquisition related expenses	$28,810

Personnel expense includes severance and change in control costs. Professional services expense includes legal and consulting costs, including costs associated with systems conversion. Other expense includes contract and lease termination fees and other transaction-related costs.

Trust and Asset Management Business

On July 13, 2018, the Company acquired the bank-managed high net worth individual and institutional investment management and trust business of Capital One, National Association (“Capital One”). The transaction added assets under management of $4 billion and assets under management and administration of $10.4 billion to the Company’s existing trust and asset management business. In addition, the Company assumed approximately $217 million of customer deposit liabilities. The following table sets forth the acquisition date fair value of the assets acquired and the liabilities assumed, the consideration received, and the resulting goodwill. The goodwill is deductible for federal income tax purposes.

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

The acquired trust and asset management business added $14.8 million in trust fee revenue and $14.0 million of expense to the Company’s results of operations for the nine months ended September 30, 2019. The results are not material to the Company’s results of operations and, as such, supplemental proforma financial information for the nine months ended September 30, 2018 is not presented. During the nine months ended September 30, 2018, the Company incurred acquisition related costs of approximately $5.7 million.

Goodwill Resulting from Business Combinations

Goodwill represents the excess of the consideration transferred over the fair value of the net assets acquired or excess of the fair value of net liabilities assumed over the consideration received. It is comprised of estimated future economic benefits arising from the transaction that cannot be individually identified or do not qualify for separate recognition. These benefits include expanded presence in existing markets and entry into new markets, and expected earnings streams and operational efficiencies that the Company believes will result from this business combination. The following table presents the change in the Company’s goodwill during the year ended December 31, 2018 and the nine months ended September 30, 2019.

(in thousands)
Goodwill balance at December 31, 2017	$745,523
Initial goodwill recorded - acquisition of trust and asset management business	45,634
Measurement period adjustments - acquisition of trust and asset management business	(185)
Goodwill balance at December 31, 2018	$790,972
Final settlement of cash consideration - acquisition of trust and asset management business	1,112
Initial goodwill recorded - acquisition of MidSouth	69,207
Goodwill balance at September 30, 2019	$861,291

3.  Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available for sale and held to maturity at September 30, 2019 and December 31, 2018 follow.

Securities Available for Sale
(in thousands)	September 30, 2019				December 31, 2018
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$93,415	$1,726	$—	$95,141	$74,339	$—	$2,633	$71,706
Municipal obligations	243,941	8,222	—	252,163	246,713	360	6,646	240,427
Residential mortgage-backed securities	1,321,109	20,598	2,236	1,339,471	1,468,912	4,284	29,794	1,443,402
Commercial mortgage-backed securities	1,585,956	39,066	853	1,624,169	799,060	1,953	30,936	770,077
Collateralized mortgage obligations	232,577	2,302	63	234,816	163,282	903	2,260	161,925
Corporate debt securities	3,951	—	54	3,897	3,500	—	—	3,500
	$3,480,949	$71,914	$3,206	$3,549,657	$2,755,806	$7,500	$72,269	$2,691,037

Securities Held to Maturity
(in thousands)	September 30, 2019				December 31, 2018
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$50,000	$—	$46	$49,954	$50,000	$—	$478	$49,522
Municipal obligations	647,500	28,613	95	676,018	688,201	2,347	9,503	681,045
Residential mortgage-backed securities	549,929	9,226	355	558,800	640,393	1,461	6,117	635,737
Commercial mortgage-backed securities	539,877	20,099	10	559,966	357,175	376	10,882	346,669
Collateralized mortgage obligations	1,067,756	9,920	2,058	1,075,618	1,243,778	1,598	22,493	1,222,883
	$2,855,062	$67,858	$2,564	$2,920,356	$2,979,547	$5,782	$49,473	$2,935,856

The following tables present the amortized cost and estimated fair value of debt securities available for sale and held to maturity at September 30, 2019 by contractual maturity.  Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateralized mortgage obligations.

Debt Securities Available for Sale	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$6,598	$6,629
Due after one year through five years	1,529,328	1,558,458
Due after five years through ten years	1,569,872	1,606,207
Due after ten years	375,151	378,363
Total available for sale debt securities	$3,480,949	$3,549,657

Debt Securities Held to Maturity	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$74,476	$74,611
Due after one year through five years	1,852,708	1,864,562
Due after five years through ten years	927,878	981,183
Due after ten years	—	—
Total held to maturity securities	$2,855,062	$2,920,356

The Company held no securities classified as trading at September 30, 2019 and December 31, 2018.

The fair value and gross unrealized losses for securities classified as available for sale with unrealized losses for the periods indicated follow.

Securities Available for Sale
September 30, 2019	Losses < 12 months		Losses 12 months or >		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$—	$—	$—	$—	$—	$—
Municipal obligations	—	—	—	—	—	—
Residential mortgage-backed securities	2	—	438,339	2,236	438,341	2,236
Commercial mortgage-backed securities	108,208	844	15,098	9	123,306	853
Collateralized mortgage obligations	613	—	4,091	63	4,704	63
Other debt obligation	1,903	54	—	—	1,903	54
	$110,726	$898	$457,528	$2,308	$568,254	$3,206

Securities Available for Sale
December 31, 2018	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	$—	$71,706	$2,633	$71,706	$2,633
Municipal obligations	41,203	591	170,883	6,054	212,086	6,645
Residential mortgage-backed securities	305,090	2,485	762,826	27,309	1,067,916	29,794
Commercial mortgage-backed securities	96,226	1,851	570,485	29,085	666,711	30,936
Collateralized mortgage obligations	254	1	111,804	2,259	112,058	2,260
	$442,773	$4,928	$1,687,704	$67,340	$2,130,477	$72,268

The fair value and gross unrealized losses for securities classified as held to maturity with unrealized losses for the periods indicated follow.

Securities Held to Maturity
September 30, 2019	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	—	$49,954	$46	$49,954	$46
Municipal obligations	3,820	30	6,431	65	10,251	95
Residential mortgage-backed securities	—	—	122,687	355	122,687	355
Commercial mortgage-backed securities	29,101	10	—	—	29,101	10
Collateralized mortgage obligations	18,661	65	255,511	1,993	274,172	2,058
	$51,582	$105	$434,583	$2,459	$486,165	$2,564

Securities Held to Maturity
December 31, 2018	Losses < 12 months		Losses 12 months or >		Total
		Gross	Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	$—	$49,521	$478	$49,521	$478
Municipal obligations	233,469	2,256	233,280	7,247	466,749	9,503
Residential mortgage-backed securities	90,730	123	235,251	5,994	325,981	6,117
Commercial mortgage-backed securities	—	—	305,419	10,882	305,419	10,882
Collateralized mortgage obligations	77,394	281	897,153	22,212	974,547	22,493
	$401,593	$2,660	$1,720,624	$46,813	$2,122,217	$49,473

The unrealized losses relate primarily to changes in market rates on fixed rate debt securities since the respective purchase dates. In all cases, the indicated impairment on these debt securities would be recovered no later than the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. None of the unrealized losses relate to the marketability of the securities or the issuers’ abilities to meet contractual obligations. The Company had adequate liquidity as of September 30, 2019 and December 31, 2018 and did not intend to nor believe that it would be required to sell these securities before recovery of the indicated impairment. Accordingly, the unrealized losses on these securities were determined to be temporary. Should the Company’s intent to sell these securities change, the difference between the amortized cost and the fair value will be recognized into earnings at that time.

Proceeds from the sales of securities were approximately $143.3 million with no gross gains or losses during the nine months ended September 30, 2019. There were no sales of securities during the nine months ended September 30, 2018.

Securities with carrying values totaling $3.0 billion and $3.4 billion at September 30, 2019 and December 31, 2018, respectively, were pledged as collateral, primarily to secure public deposits or securities sold under agreements to repurchase.

4.  Loans and Allowance for Loan Losses

The Company generally makes loans in its market areas of south Mississippi, southern and central Alabama, northwest, central and south Louisiana, East Texas, the northern, central, and panhandle regions of Florida, and Nashville, Tennessee. Loans, net of unearned income, by portfolio are presented in the table below.

	September 30,	December 31,
(in thousands)	2019	2018
Commercial non-real estate	$8,893,004	$8,620,601
Commercial real estate - owner occupied	2,734,379	2,457,748
Total commercial and industrial	11,627,383	11,078,349
Commercial real estate - income producing	3,060,568	2,341,779
Construction and land development	1,190,718	1,548,335
Residential mortgages	3,004,958	2,910,081
Consumer	2,152,325	2,147,867
Total loans	$21,035,952	$20,026,411

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

Allowance for Loan Losses

The following tables show activity in the allowance for loan losses by portfolio class for the nine months ended September 30, 2019 and 2018, as well as the corresponding recorded investment in loans at the end of each period.

		Commercial	Total	Commercial
	Commercial	real estate-	commercial	real estate-	Construction
	non-real	owner	and	income	and land	Residential
(in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total
	Nine Months Ended September 30, 2019
Allowance for loan losses:
Beginning balance	$97,752	$13,757	$111,509	$17,638	$15,647	$23,782	$25,938	$194,514
Charge-offs	(33,382)	(137)	(33,519)	(10)	(7)	(660)	(13,169)	(47,365)
Recoveries	5,662	284	5,946	518	108	433	2,866	9,871
Net provision for loan losses	29,267	545	29,812	7,604	(5,982)	(2,076)	9,194	38,552
Ending balance	$99,299	$14,449	$113,748	$25,750	$9,766	$21,479	$24,829	$195,572
Ending balance:
Allowance:
Individually evaluated for impairment	$11,535	$57	$11,592	$49	$29	$183	$365	$12,218
Amounts related to purchased credit impaired loans	135	172	307	40	144	8,032	300	8,823
Collectively evaluated for impairment	87,629	14,220	101,849	25,661	9,593	13,264	24,164	174,531
Total allowance	$99,299	$14,449	$113,748	$25,750	$9,766	$21,479	$24,829	$195,572
Loans:
Individually evaluated for impairment	$201,979	$11,109	$213,088	$2,781	$3,385	$4,301	$1,583	$225,138
Purchased credit impaired loans	33,040	45,124	78,164	27,281	23,431	93,450	6,294	228,620
Collectively evaluated for impairment	8,657,985	2,678,146	11,336,131	3,030,506	1,163,902	2,907,207	2,144,448	20,582,194
Total loans	$8,893,004	$2,734,379	$11,627,383	$3,060,568	$1,190,718	$3,004,958	$2,152,325	$21,035,952

		Commercial	Total	Commercial
	Commercial	real estate-	commercial	real estate-	Construction
	non-real	owner	and	income	and land	Residential
(in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total
	Nine Months Ended September 30, 2018
Allowance for loan losses:
Beginning balance	$127,918	$12,962	$140,880	$13,709	$7,372	$24,844	$30,503	$217,308
Charge-offs	(15,401)	(7,330)	(22,731)	(1,633)	(265)	(585)	(18,599)	(43,813)
Recoveries	13,234	282	13,516	221	68	1,854	4,028	19,687
Net provision for loan losses	(5,073)	7,203	2,130	6,288	6,248	(1,803)	15,153	28,016
Reduction as a result of sale of subsidiary	—	—	—	—	—	—	(6,648)	(6,648)
Ending balance	$120,678	$13,117	$133,795	$18,585	$13,423	$24,310	$24,437	$214,550
Ending balance:
Allowance:
Individually evaluated for impairment	$23,101	$225	$23,326	$285	$1	$163	$131	$23,906
Amounts related to purchased credit impaired loans	327	403	$730	45	91	10,109	433	11,408
Collectively evaluated for impairment	97,250	12,489	$109,739	18,255	13,331	14,038	23,873	179,236
Total allowance	$120,678	$13,117	$133,795	$18,585	$13,423	$24,310	$24,437	$214,550
Loans:
Individually evaluated for impairment	$275,966	$22,437	$298,403	$4,615	$112	$3,061	$890	$307,081
Purchased credit impaired loans	7,907	7,113	$15,020	3,790	4,232	107,535	4,458	135,035
Collectively evaluated for impairment	8,155,011	2,270,721	$10,425,732	2,303,294	1,519,075	2,736,320	2,117,180	19,101,601
Total loans	$8,438,884	$2,300,271	$10,739,155	$2,311,699	$1,523,419	$2,846,916	$2,122,528	$19,543,717

Impaired Loans

The following table shows the composition of nonaccrual loans by portfolio class. Purchased credit impaired loans accounted for in pools with an accretable yield are considered to be performing and are excluded from the table.

	September 30,	December 31,
(in thousands)	2019	2018
Commercial non-real estate	$150,705	$110,653
Commercial real estate - owner occupied	13,087	16,895
Total commercial and industrial	163,792	127,548
Commercial real estate - income producing	2,957	4,991
Construction and land development	1,336	2,146
Residential mortgages	37,901	35,866
Consumer	16,874	16,744
Total loans	$222,860	$187,295

Nonaccrual loans include nonaccruing loans modified in troubled debt restructurings (“TDRs”) of $101.1 million and $85.5 million at September 30, 2019 and December 31, 2018, respectively. Total TDRs, both accruing and nonaccruing, were $162.0 million at September 30, 2019 and $224.6 million at December 31, 2018.  All TDRs are individually evaluated for impairment.  At September 30, 2019 and December 31, 2018, the Company had unfunded commitments of $2.0 million and $2.1 million, respectively, to borrowers whose loan terms have been modified in a TDR.

The tables below detail by portfolio class TDRs that were modified during the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended
($ in thousands)	September 30, 2019			September 30, 2018
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial non-real estate	2	$13,083	$6,271	11	$23,347	$23,347
Commercial real estate - owner occupied	—	—	—	1	229	229
Total commercial and industrial	2	13,083	6,271	12	23,576	23,576
Commercial real estate - income producing	1	123	123	—	—	—
Construction and land development	3	323	323	—	—	—
Residential mortgages	3	297	297	8	930	930
Consumer	4	70	70	6	89	89
Total loans	13	$13,896	$7,084	26	$24,595	$24,595

	Nine Months Ended
($ in thousands)	September 30, 2019			September 30, 2018
Troubled Debt Restructurings:	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial non-real estate	10	$27,220	$20,408	29	$85,306	$85,306
Commercial real estate - owner occupied	1	167	167	2	6,138	6,138
Total commercial and industrial	11	27,387	20,575	31	91,444	91,444
Commercial real estate - income producing	1	123	123	1	1,564	1,564
Construction and land development	3	323	323	—	—	—
Residential mortgages	10	2,199	2,199	11	1,048	1,048
Consumer	6	116	116	7	311	311
Total loans	31	$30,148	$23,336	50	$94,367	$94,367

The TDRs modified during the nine months ended September 30, 2019 reflected in the table above include $0.6 million of loans with extended amortization terms or other payment concessions, $22.1 million with significant covenant waivers and $7.4 million with other modifications.  In addition, the Company received approximately $6.8 million of equity securities of one commercial non-real estate borrower in satisfaction of a portion of its debt. The TDRs modified during the nine months ended September 30, 2018 include $50.7 million of loans with extended amortization terms or other payment concessions, $14.6 million with significant covenant waivers and $29.1 million with other modifications.

There were no defaults on loans during the three and nine months ended September 30, 2019 or 2018 that had been modified in a TDR during the prior twelve months.

The tables below present loans that are individually evaluated for impairment disaggregated by portfolio class at September 30, 2019 and December 31, 2018.  Loans individually evaluated for impairment include TDRs and loans that are determined to be impaired and have aggregate relationship balances of $1 million or more.

	September 30, 2019
(in thousands)	Recorded investment without an allowance	Recorded investment with an allowance	Unpaid principal balance	Related allowance
Commercial non-real estate	$161,275	$40,704	$239,506	$11,535
Commercial real estate - owner occupied	9,183	1,926	15,087	57
Total commercial and industrial	170,458	42,630	254,593	11,592
Commercial real estate - income producing	1,222	1,559	3,793	49
Construction and land development	3,121	264	4,123	29
Residential mortgages	2,665	1,636	4,831	183
Consumer	494	1,089	1,864	365
Total loans	$177,960	$47,178	$269,204	$12,218

	December 31, 2018
(in thousands)	Recorded investment without an allowance	Recorded investment with an allowance	Unpaid principal balance	Related allowance
Commercial non-real estate	$144,625	$94,759	$273,290	$3,636
Commercial real estate - owner occupied	13,027	8,639	25,888	607
Total commercial and industrial	157,652	103,398	299,178	4,243
Commercial real estate - income producing	1,138	1,563	3,428	210
Construction and land development	100	21	121	1
Residential mortgages	2,058	1,818	4,421	444
Consumer	279	728	1,253	216
Total loans	$161,227	$107,528	$308,401	$5,114

The tables below present the average balances and interest income for total impaired loans for the three and nine months ended September 30, 2019 and 2018.  Interest income recognized represents interest on accruing loans modified in a TDR.

	Three Months Ended
	September 30, 2019		September 30, 2018
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial non-real estate	$213,291	$1,062	$283,519	$2,275
Commercial real estate - owner occupied	14,439	45	24,702	90
Total commercial and industrial	227,730	1,107	308,221	2,365
Commercial real estate - income producing	2,331	7	6,718	15
Construction and land development	1,702	2	113	—
Residential mortgages	4,195	2	3,397	4
Consumer	1,552	21	745	10
Total loans	$237,510	$1,139	$319,194	$2,394

	Nine Months Ended
	September 30, 2019		September 30, 2018
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial non-real estate	$225,597	$4,202	$295,636	$5,863
Commercial real estate - owner occupied	17,044	196	26,416	258
Total commercial and industrial	242,641	4,398	322,052	6,121
Commercial real estate - income producing	2,430	21	10,988	64
Construction and land development	597	2	155	—
Residential mortgages	4,525	9	6,307	14
Consumer	1,442	55	769	28
Total loans	$251,635	$4,485	$340,271	$6,227

Aging Analysis

The tables below present the age analysis of past due loans by portfolio class at September 30, 2019 and December 31, 2018. Purchased credit impaired loans accounted for in pools with an accretable yield are considered to be current.

September 30, 2019	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
(in thousands)
Commercial non-real estate	$29,770	$19,786	$56,767	$106,323	$8,786,681	$8,893,004	$2,928
Commercial real estate - owner occupied	5,222	909	14,635	$20,766	2,713,613	2,734,379	2,837
Total commercial and industrial	34,992	20,695	71,402	127,089	11,500,294	11,627,383	5,765
Commercial real estate - income producing	817	473	2,751	4,041	3,056,527	3,060,568	—
Construction and land development	550	77	1,076	1,703	1,189,015	1,190,718	644
Residential mortgages	5,650	11,140	21,964	38,754	2,966,204	3,004,958	576
Consumer	14,598	4,730	9,434	28,762	2,123,563	2,152,325	887
Total	$56,607	$37,115	$106,627	$200,349	$20,835,603	$21,035,952	$7,872

December 31, 2018	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
(in thousands)
Commercial non-real estate	$12,257	$3,895	$77,551	$93,703	$8,526,898	8,620,601	$10,823
Commercial real estate - owner occupied	2,394	1,570	14,542	18,506	2,439,242	2,457,748	380
Total commercial and industrial	14,651	5,465	92,093	112,209	10,966,140	11,078,349	11,203
Commercial real estate - income producing	2,371	772	5,495	8,638	2,333,141	2,341,779	1,844
Construction and land development	7,397	1,129	2,165	10,691	1,537,644	1,548,335	644
Residential mortgages	32,869	14,706	23,175	70,750	2,839,331	2,910,081	—
Consumer	20,402	4,695	9,665	34,762	2,113,105	2,147,867	618
Total	$77,690	$26,767	$132,593	$237,050	$19,789,361	$20,026,411	$14,309

Credit Quality Indicators

The following tables present the credit quality indicators by segments and portfolio class of loans at September 30, 2019 and December 31, 2018.

	September 30, 2019
(in thousands)	Commercial non-real estate	Commercial real estate - owner- occupied	Total commercial and industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$8,193,707	$2,498,260	$10,691,967	$2,941,146	$1,149,268	$14,782,381
Pass-Watch	209,523	132,611	342,134	64,280	30,455	$436,869
Special Mention	84,741	18,697	103,438	15,409	81	$118,928
Substandard	405,025	84,811	489,836	39,733	10,914	$540,483
Doubtful	8	—	8	—	—	$8
Total	$8,893,004	$2,734,379	$11,627,383	$3,060,568	$1,190,718	$15,878,669

	December 31, 2018
(in thousands)	Commercial non-real estate	Commercial real estate - owner- occupied	Total commercial and industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$7,875,588	$2,274,211	$10,149,799	2,265,087	$1,487,599	$13,902,485
Pass-Watch	260,510	84,271	344,781	46,535	49,099	440,415
Special Mention	75,752	23,149	98,901	5,510	816	105,227
Substandard	408,751	76,117	484,868	24,647	10,821	520,336
Doubtful	—	—	—	—	—	—
Total	$8,620,601	$2,457,748	$11,078,349	$2,341,779	$1,548,335	$14,968,463

	September 30, 2019			December 31, 2018
(in thousands)	Residential mortgage	Consumer	Total	Residential mortgage	Consumer	Total
Performing	$2,966,578	$2,134,360	$5,100,938	$2,873,669	$2,130,395	$5,004,064
Nonperforming	38,380	17,965	$56,345	36,412	17,472	53,884
Total	$3,004,958	$2,152,325	$5,157,283	$2,910,081	$2,147,867	$5,057,948

Below are the definitions of the Company’s internally assigned grades:

Commercial:

•	Pass – loans properly approved, documented, collateralized, and performing which do not reflect an abnormal credit risk.
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

Purchased Credit Impaired Loans

Changes in the carrying amount of purchased credit impaired loans and related accretable yield are presented in the following table for the nine months ended September 30, 2019 and the year ended December 31, 2018.

	September 30, 2019		December 31, 2018
(in thousands)	Carrying Amount of Loans	Accretable Yield	Carrying Amount of Loans	Accretable Yield
Balance at beginning of period	$129,596	$37,294	$153,403	$62,517
Additions	118,047	6,238	—	—
Payments received, net	(28,846)	(3,517)	(39,556)	(5,779)
Accretion	9,823	(9,823)	15,749	(15,749)
Increase in expected cash flows based on actual cash flows and changes in cash flow assumptions	—	4,190	—	(3,695)
Balance at end of period	$228,620	$34,382	$129,596	$37,294

Residential Mortgage Loans in Process of Foreclosure

Included in loans are $8.9 million and $7.1 million of consumer loans secured by single family residential real estate that are in process of foreclosure as of September 30, 2019 and December 31, 2018, respectively. Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction.  In addition to the single family residential real estate loans in process of foreclosure, the Company also held $2.7 million and $1.8 million of foreclosed single family residential properties in other real estate owned at September 30, 2019 and December 31, 2018, respectively.

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

Supplemental balance sheet information pertaining to operating leases:

(dollars in thousands)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities for operating leases	$3,922	$11,802
Right of use assets obtained in exchange for lease liabilities	$3,343	$121,066

		September 30, 2019
Weighted average remaining lease term (in years)		13.09
Weighted average discount rate		3.53%

The following table sets forth the maturities of the Company’s lease liabilities and the present value discount at September 30, 2019.

(dollars in thousands)
2019	$4,309
2020	16,543
2021	15,846
2022	15,449
2023	13,903
Thereafter	102,110
Total	168,160
Present value discount	(37,083)
Lease liability	$131,077

The following table sets forth the components of the Company’s lease expense for the three and nine months ended September 30, 2019.

(in thousands)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Operating lease expense	$4,286	$12,783
Short-term lease expense	109	148
Variable lease expense	11	35
Sublease income	(70)	(246)
Total	$4,336	$12,720

6. Securities Sold under Agreements to Repurchase

Included in short-term borrowings are customer securities sold under agreements to repurchase that mature daily and are secured by U.S. agency securities totaling $545.9 million and $428.6 million at September 30, 2019 and December 31, 2018, respectively. The Company borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury management services offered to its deposit customers. As the Company maintains effective control over assets sold under agreements to repurchase, the securities continue to be carried on the consolidated statements of financial condition. Because the Company acts as borrower transferring assets to the counterparty, and the agreements mature daily, the Company’s risk is limited.

7. Derivatives

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage risks related to differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments, currently associated with fixed rate brokered deposits, certain investment securities and select pools of variable rate loans. The Bank also enters into interest rate derivative agreements as a service to certain qualifying customers. The Bank manages a matched book with respect to these customer derivatives in order to minimize its net risk exposure resulting from such agreements. The Bank also enters into risk participation agreements under which it may either sell or buy credit risk associated with a customer’s performance under certain interest rate derivative contracts related to loans in which participation interests have been sold to or purchased from other banks.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional or contractual amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at September 30, 2019 and December 31, 2018.

		September 30, 2019			December 31, 2018
			Derivative (1)			Derivative (1)
(in thousands)	Type of Hedge	Notional or Contractual Amount	Assets	Liabilities	Notional or Contractual Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate loans	Cash Flow	$1,075,000	$31,453	$—	$875,000	$3,954	$9,173
Interest rate swaps - securities	Fair Value	441,400	—	7,872	—	—	—
Interest rate swaps - brokered deposits	Fair Value	163,110	—	80	483,110	—	2,089
		1,679,510	31,453	7,952	$1,358,110	$3,954	$11,262
Derivatives not designated as hedging instruments:
Interest rate swaps (2)	N/A	1,726,248	70,701	72,804	$1,277,404	$23,670	$24,669
Risk participation agreements	N/A	237,081	38	60	171,222	10	131
Forward commitments to sell residential mortgage loans	N/A	151,413	335	649	77,208	110	664
Interest rate-lock commitments on residential mortgage loans	N/A	78,769	240	149	59,119	464	67
Foreign exchange forward contracts	N/A	73,076	735	692	37,749	751	718
Visa Class B derivative contract	N/A	43,753	—	6,249	43,753	—	7,304
		2,310,340	72,049	80,603	1,666,455	25,005	33,553
Total derivatives		$3,989,850	$103,502	$88,555	$3,024,565	$28,959	$44,815
Less: netting adjustment (3)			(31,598)	(65,088)		(11,979)	(22,588)
Total derivative assets/liabilities			$71,904	$23,467		$16,980	$22,227

(1)	Derivative assets and liabilities are reported at fair value in other assets or other liabilities, respectively, in the consolidated balance sheets.
(2)	The notional amount represents both the customer accommodation agreements and offsetting agreements with unrelated financial institutions.
(3)

Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty. See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans. For each agreement, the Company receives interest at a fixed rate and pays at a variable rate. During the nine months ended September 30, 2018, the Company terminated five of its shorter-term swap agreements with notional amounts totaling $450 million and entered into five longer-term agreements with notional amounts totaling $450 million. The Company paid termination fees of approximately $10.6 million to settle the interest rate swap liabilities, and the resulting accumulated other comprehensive loss is being amortized over the remaining maturities of the designated instruments. Amortization of other comprehensive loss on terminated cash flow hedges totaled $3.4 million and $4.1 million for the nine months ended September 30, 2019 and 2018. The notional amounts of the swap agreements in place at September 30, 2019 expire as follows: $50 million in 2021; $475 million in 2022; $450 million in 2023; and $100 million in 2024.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps on brokered deposits

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

Interest rate swaps on securities available for sale

In the third quarter of 2019, the Company executed multiple forward starting fixed payer swaps to convert the latter portion of pools of available for sale securities to a floating rate. These instruments were designated as last-of-layer fair value hedges against the select closed pools of prepayable commercial mortgage backed securities. This strategy provides the Company with a fixed rate coupon during the front end unhedged tenor of the bonds and results in a floating rate security during the back end hedged tenor, with hedged start dates between August 2023 through August 2024 and maturity dates from January 2028 through January 2029. In accordance with ASC 815, an entity may exclude prepayment risk when measuring the change in fair value of the hedged item attributable to interest rate risk under the last-of-layer approach. The fair value of the hedged item attributable to interest rate risk will be presented in interest income along with the change in the fair value of the hedging instrument.

At September 30, 2019, the amortized cost basis of the closed portfolio of prepayable commercial mortgage backed securities totaled $499.2 million. The amount that represents the hedged items was $441.4 million and the basis adjustment associated with the hedged items totaled $7.9 million.

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

The contract includes a contingent accelerated termination clause based on the credit ratings of the Company. At September 30, 2019 and December 31, 2018 the fair value of the liability associated with this contract was $6.2 million and $7.3 million, respectively. Refer to Note 15 – Fair Value of Financial Instruments for discussion of the valuation inputs for this derivative liability.

Effect of Derivative Instruments on the Statement of Income

The effects of derivative instruments on the consolidated statements of income for the three and nine months ended September 30, 2019 and 2018 are presented in the table below. For the three and nine months ended September 30, 2019 and 2018, the reduction of interest income attributable to cash flow hedges includes amortization of accumulated other comprehensive loss that resulted from termination of five interest rate swap contracts.

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivative Instruments:	Location of Gain (Loss) Recognized in the Statement of Income:	2019	2018	2019	2018
Interest rate swaps designated as hedges:
Cash flow hedges - variable rate loans	Interest income	$(956)	$(1,276)	$(4,632)	$(2,841)
Fair value hedges - securities	Interest income	15	—	15	—
Fair value hedges - brokered deposits	Interest expense	(243)	(725)	(1,692)	(1,371)
All other instruments	Other noninterest income	4,324	1,363	8,733	4,474
Total		$3,140	$(638)	$2,424	$262

Credit Risk-Related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as a downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. At September 30, 2019, the Company was not in violation of any such provisions.

Offsetting Assets and Liabilities

The Bank’s derivative instruments with certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero. Agreements with certain bilateral counterparties require both parties to maintain collateral in the event that the fair values of derivative instruments exceed established exposure thresholds. For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses. Offsetting information in regards to all derivative assets and liabilities, including accrued interest, subject to these master netting agreements at September 30, 2019 and December 31, 2018 is presented in the following tables.

(in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Income
Description	Gross Amounts Recognized	Offset in the Statement of Income	Presented in the Statement of Income	Financial Instruments	Cash Collateral	Net Amount
As of September 30, 2019
Derivative Assets	$32,718	$(32,694)	$24	$24		$—
Derivative Liabilities	$79,900	$(65,280)	$14,620	$24	$37,657	$(23,061)

(in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Income
Description	Gross Amounts Recognized	Offset in the Statement of Income	Presented in the Statement of Income	Financial Instruments	Cash Collateral	Net Amount
As of December 31, 2018
Derivative Assets	$16,167	$(12,842)	$3,325	$1,846	$—	$1,479
Derivative Liabilities	$23,811	$(21,651)	$2,160	$1,846	$2,871	$(2,557)

The Company has excess collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

8. Stockholders’ Equity

Common Shares Outstanding

Common shares outstanding excludes treasury shares totaling 0.8 million at September 30, 2019 and 0.9 million at December 31, 2018, with a first-in-first-out cost basis of $14.9 million and $18.5 million at September 30, 2019 and December 31, 2018, respectively. Shares outstanding also excludes unvested restricted share awards totaling 1.3 million at September 30, 2019 and December 31, 2018.

Shares Issued as Consideration in Business Combination

On September 20, 2019, the Company issued approximately 5.0 million shares of common stock at $38.42 as consideration in its acquisition of MidSouth. Refer to Note 2 – Business Combinations for further information.

Stock Buyback Program

On May 24, 2018, the Company’s board of directors approved a stock buyback program whereby the Company was authorized to repurchase up to 5%, or 4.3 million shares, of its 85.3 million shares common stock then outstanding. The program was set to expire on December 31, 2019. Under this program, 200,000 shares of the Company’s common stock were repurchased at an average price of $41.30 per share.

On September 23, 2019, the Company’s board of directors approved a new amended stock buyback program that authorizes the Company to repurchase up to 5.5 million shares of its common stock through the expiration date of December 31, 2020. The program, as amended, allows the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or as otherwise determined by the Company in one or more transactions. The Company is not obligated to purchase any shares under this program, and the board of directors may terminate or amend the program at any time prior to the expiration date. Refer to Note 17 – Subsequent Event for information about the accelerated share repurchase agreement the Company entered into subsequent to the balance sheet date.

Accumulated Other Comprehensive Loss

The components of Accumulated Other Comprehensive Loss and changes in those components are presented in the following table.

	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Cash Flow Hedges	Equity Method Investment	Total
(in thousands)
Balance, December 31, 2017	$(29,512)	$(14,585)	$(79,078)	$(11,227)	$—	$(134,402)
Other comprehensive income/loss before income taxes:
Net change in unrealized loss	(92,477)	—	—	(18,418)	—	(110,895)
Reclassification of net loss realized and included in earnings	—	—	3,719	2,841	—	6,560
Other Valuation adjustments for employee benefit plan	—	—	(9,039)	—	—	(9,039)
Amortization of unrealized net loss on securities transferred to HTM	—	2,427	—	—	—	2,427
Income tax expense (benefit)	(20,985)	550	(1,205)	(3,530)	—	(25,170)
Balance, September 30, 2018	$(101,004)	$(12,708)	$(83,193)	$(23,274)	$—	$(220,179)
Balance, December 31, 2018	$(50,125)	$(12,044)	$(110,247)	$(8,293)	$—	$(180,709)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain or loss	125,589	—	—	35,472	(434)	160,627
Reclassification of net loss realized and included in earnings	—	—	6,851	4,632	—	11,483
Valuation adjustment employee benefit plan	—	—	(7,015)	—	—	(7,015)
Amortization of unrealized net loss on securities transferred to HTM	—	2,435	—	—	—	2,435
Income tax expense (benefit)	28,395	551	(37)	9,068	—	37,977
Balance, September 30, 2019	$47,069	$(10,160)	$(110,374)	$22,743	$(434)	$(51,156)

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

The following table shows the line items of the consolidated statements of income affected by amounts reclassified from AOCI.

	Nine Months
Amount reclassified from AOCI (a)	September 30,		Affected line item on
(in thousands)	2019	2018	the statement of income
Amortization of unrealized net loss on securities transferred to HTM	$(2,435)	$(2,427)	Interest income
Tax effect	551	550	Income taxes
Net of tax	(1,884)	(1,877)	Net income
Amortization of defined benefit pension and post-retirement items	(6,851)	(3,719)	Other noninterest expense (b)
Tax effect	1,546	842	Income taxes
Net of tax	(5,305)	(2,877)	Net income
Reclassification of unrealized gain (loss) on cash flow hedges	(1,200)	1,264	Interest income
Tax effect	271	(286)	Income taxes
Net of tax	(929)	978	Net income
Amortization of loss on terminated cash flow hedges	(3,432)	(4,105)	Interest income
Tax effect	776	930	Income taxes
Net of tax	(2,656)	(3,175)	Net income
Total reclassifications, net of tax	$(10,774)	$(6,951)	Net income

(a)	Amounts in parentheses indicate reduction in net income.
(b)

These AOCI components are included in the computation of net periodic pension and post-retirement cost that is reported with employee benefits expense (see Note 12 – Retirement Plans for additional details).

9. Other Noninterest Income

Components of other noninterest income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Income from bank-owned life insurance	$4,147	$3,100	$11,495	$9,283
Credit related fees	2,988	2,762	8,520	7,900
Income from derivatives	4,324	1,363	8,733	4,474
Gain (loss) on sales of assets	205	989	636	(177)
Other miscellaneous	4,661	3,342	11,389	10,066
Total other noninterest income	$16,325	$11,556	$40,773	$31,546

10. Other Noninterest Expense

Components of other noninterest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Advertising	$5,435	$2,553	$11,768	$8,596
Corporate value and franchise taxes	4,109	3,718	12,366	10,735
Telecommunications and postage	3,610	3,598	10,439	11,063
Entertainment and contributions	2,765	2,539	8,215	8,250
Printing and supplies	1,459	1,287	3,720	4,261
Travel expense	1,172	1,365	3,614	3,872
Tax credit investment amortization	1,286	1,560	3,658	3,309
Other retirement expense	(4,152)	(4,664)	(12,409)	(13,585)
Loss on restructuring of bank-owned life insurance contracts	—	—	—	3,240
Other miscellaneous	17,374	6,297	29,653	20,811
Total other noninterest expense	$33,058	$18,253	$71,024	$60,552

Included in other miscellaneous expense for the three and nine months ended September 30, 2019 is approximately $11.9 million of expenses associated with the MidSouth acquisition, such as contract and lease termination fees, and other transaction related costs.

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

A summary of the information used in the computation of earnings per common share follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Numerator:
Net income to common shareholders	$67,807	$83,878	$235,248	$227,530
Net income allocated to participating securities - basic and diluted	1,141	1,544	3,980	4,238
Net income allocated to common shareholders - basic and diluted	$66,666	$82,334	$231,268	$223,292
Denominator:
Weighted-average common shares - basic	86,377	85,348	$85,934	$85,298
Dilutive potential common shares	85	191	76	184
Weighted-average common shares - diluted	86,462	85,539	$86,010	$85,482
Earnings per common share:
Basic	$0.77	$0.96	$2.69	$2.62
Diluted	$0.77	$0.96	$2.69	$2.61

Potential common shares consist of stock options, nonvested performance-based awards, and nonvested restricted share awards deferred under the Company’s nonqualified deferred compensation plan. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be antidilutive, i.e., increase earnings per share or reduce a loss per share. Weighted average antidilutive potential common shares totaled 43,794 and 37,680 for the three and nine months ended September 30, 2019, respectively. There were 14,904 and 18,257 antidilutive potential common shares excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2018, respectively.

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

The following tables show the components of net periodic benefits cost included in expense for the plans for the periods indicated.

			Other Post-
(in thousands)	Pension Benefits		Retirement Benefits
For the Three Months Ended September 30,	2019	2018	2019	2018
Service cost	$2,735	$3,163	$22	$28
Interest cost	4,659	4,279	165	161
Expected return on plan assets	(11,299)	(10,375)	—	—
Amortization of net loss and prior service costs	2,553	1,366	(229)	(95)
Net periodic benefit cost (reduction of cost)	$(1,352)	$(1,567)	$(42)	$94

			Other Post-
(in thousands)	Pension Benefits		Retirement Benefits
For the Nine Months Ended September 30,	2019	2018	2019	2018
Service cost	$8,245	$9,251	$73	$91
Interest cost	14,183	12,481	457	459
Expected return on plan assets	(33,899)	(30,244)	—	—
Amortization of net loss and prior service costs	7,535	4,057	(684)	(338)
Net periodic benefit cost (reduction of cost)	$(3,936)	$(4,455)	$(154)	$212

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

A summary of stock option activity for the nine months ended September 30, 2019 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value ($000)
Outstanding at January 1, 2019	46,865	$31.88	2.6	$164
Former MidSouth options converted at acquisition	20,530	46.76		—
Exercised/Released	(18,969)	31.54		172
Cancelled/Forfeited	—	—		—
Expired	—	—		—
Outstanding at September 30, 2019	48,426	$38.32	1.5	$174
Exercisable at September 30, 2019	48,426	$38.32	1.5	$174

The total intrinsic value of options exercised during the nine months ended September 30, 2019 and 2018 was $0.2 million and $0.6 million, respectively.

The Company’s restricted and performance-based share awards to certain employees and directors are subject to service requirements. A summary of the status of the Company’s nonvested restricted and performance-based share awards at September 30, 2019 and changes during the nine months ended September 30, 2019, are presented in the following table.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2019	1,494,041	$39.89
Granted	102,221	35.74
Vested	(35,353)	40.96
Forfeited	(53,525)	39.22
Nonvested at September 30, 2019	1,507,384	$39.60

As of September 30, 2019, there was $41.3 million of total unrecognized compensation expense related to nonvested restricted and performance shares expected to vest in the future. This compensation is expected to be recognized in expense over a weighted average period of 3.0 years. The total fair value of shares which vested during the nine months ended September 30, 2019 and 2018 was $1.3 million and $2.0 million, respectively.

During the nine months ended September 30, 2019, the Company granted 33,691 performance share awards subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $35.27 per share and 33,691 performance shares subject to an operating earnings per share performance metric with a grant date fair value of $32.15 per share to key members of executive management. The number of performance shares subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 42 regional banks. The fair value of the performance shares subject to TSR at the grant date was determined using a Monte Carlo simulation method. The number of performance shares subject to operating earnings per share that ultimately vest will be based on the Company’s attainment of certain operating earnings per share goals over the two-year performance period. The maximum number of performance shares that could vest is 200% of the target award. Compensation expense for these performance shares is recognized on a straight line basis over the three-year service period.

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

The contract amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. The following table presents a summary of the Company’s off-balance sheet financial instruments as of September 30, 2019 and December 31, 2018:

	September 30,	December 31,
(in thousands)	2019	2018
Commitments to extend credit	$7,478,907	$7,234,528
Letters of credit	389,998	365,498

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis in the consolidated balance sheets at September 30, 2019 and December 31, 2018:

	September 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$95,141	$—	$95,141
Municipal obligations	—	252,163	—	$252,163
Corporate debt securities	—	3,897	—	$3,897
Residential mortgage-backed securities	—	1,339,471	—	$1,339,471
Commercial mortgage-backed securities	—	1,624,169	—	$1,624,169
Collateralized mortgage obligations	—	234,816	—	$234,816
Total available for sale securities	—	3,549,657	—	3,549,657
Derivative assets (1)	—	71,904	—	71,904
Total recurring fair value measurements - assets	$—	$3,621,561	$—	$3,621,561
Liabilities
Derivative liabilities (1)	$—	$17,218	$6,249	$23,467
Total recurring fair value measurements - liabilities	$—	$17,218	$6,249	$23,467

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$71,706	$—	$71,706
Municipal obligations	—	240,427	—	240,427
Corporate debt securities	—	3,500	—	3,500
Residential mortgage-backed securities	—	1,443,402	—	1,443,402
Commercial mortgage-backed securities	—	770,077	—	770,077
Collateralized mortgage obligations	—	161,925	—	161,925
Total available for sale securities	—	2,691,037	—	2,691,037
Derivative assets (1)	—	16,980	—	16,980
Total recurring fair value measurements - assets	—	$2,708,017	—	$2,708,017
Liabilities
Derivative liabilities (1)	$—	$14,923	$7,304	$22,227
Total recurring fair value measurements - liabilities	$—	$14,923	$7,304	$22,227

(1)	For further disaggregation of derivative assets and liabilities, see Note 7 - Derivatives.

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

For the Company’s derivative financial instruments designated as hedges and those under the customer interest rate program, the fair value is obtained from a third-party pricing service that uses an industry-standard discounted cash flow model that relies on inputs, LIBOR swap curves, Overnight Index swap rate curves, all observable in the marketplace. To comply with the accounting guidance, credit valuation adjustments are incorporated in the fair values to appropriately reflect nonperformance risk for both the Company and the counterparties. Although the Company has determined that the majority of the inputs used to value these derivative instruments fall within level 2 of the fair value hierarchy, the credit value adjustments utilize level 3 inputs, such as estimates of current credit spreads. The Company has determined that the impact of the credit valuation adjustments is not significant to the overall valuation of these derivatives. As a result, the Company has classified its derivative valuations for these instruments in level 2 of the fair value hierarchy. The Company’s policy is to measure counterparty credit risk quarterly for all derivative instruments subject to master netting arrangements consistent with how market participants would price the net risk exposure at the measurement date.

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

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements

The table below presents a rollforward of the amounts on the consolidated balance sheets for the nine months ended September 30, 2019 and the year ended December 31, 2018 for financial instruments of a material nature that are classified within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis:

(in thousands)
Balance at December 31, 2017	$—
Entry into derivative contract	7,304
Balance at December 31, 2018	7,304
Cash settlements	(1,262)
Losses included in earnings	207
Balance at September 30, 2019	$6,249

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

($ in thousands)
Fair Value
Level 3 Class	September 30, 2019	December 31, 2018	Valuation Technique	Unobservable Input	Values Utilized
				Visa Class A appreciation	6% - 18%
Derivative liability	$6,249	$7,304	Discounted cash flow	Conversion rate	1.62x - 1.59x
				Time until resolution	24-39 months

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

Other real estate owned and foreclosed assets, including both foreclosed property and surplus banking property, are level 3 assets that are adjusted to fair value, less estimated selling costs, upon transfer from loans or property and equipment. Subsequently, other real estate owned and foreclosed assets is carried at the lower of carrying value or fair value less estimated selling costs. Fair values are determined by sales agreement or third-party appraisals as discounted for estimated selling costs, information from comparable sales, and marketability of the assets.

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

	September 30, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$170,425	$—	$170,425
Other real estate owned and foreclosed assets, net	—	—	30,955	$30,955
Total nonrecurring fair value measurements	$—	$170,425	$30,955	$201,380

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$170,918	$—	$170,918
Other real estate owned and foreclosed assets, net	—	—	14,594	14,594
Total nonrecurring fair value measurements	$—	$170,918	$14,594	$185,512

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

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amounts:

	September 30, 2019
				Total Fair	Carrying
(in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$517,576	$—	$—	$517,576	$517,576
Available for sale securities	—	3,549,657	—	3,549,657	3,549,657
Held to maturity securities	—	2,920,356	—	2,920,356	2,855,062
Loans, net	—	170,425	20,812,059	20,982,484	20,840,380
Loans held for sale	—	75,789	—	75,789	75,789
Derivative financial instruments	—	71,904	—	71,904	71,904
Financial liabilities:
Deposits	—	—	24,188,274	24,188,274	24,201,299
Federal funds purchased	125,400	—	—	125,400	125,400
Securities sold under agreements to repurchase	545,915	—	—	545,915	545,915
FHLB short-term borrowings	1,437,500	—	—	1,437,500	1,437,500
Long-term debt	—	245,715	—	245,715	246,641
Derivative financial instruments	—	17,218	6,249	23,467	23,467

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Carrying Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$494,466	$—	$—	$494,466	$494,466
Available for sale securities	—	2,691,037	—	2,691,037	2,691,037
Held to maturity securities	—	2,935,856	—	2,935,856	2,979,547
Loans, net	—	170,918	19,555,969	19,726,887	19,831,897
Loans held for sale	—	28,150	—	28,150	28,150
Derivative financial instruments	—	16,980	—	16,980	16,980
Financial liabilities:
Deposits	—	—	23,129,574	23,129,574	23,150,185
Federal funds purchased	425	—	—	425	425
Securities sold under agreements to repurchase	428,599	—	—	428,599	428,599
FHLB short-term borrowings	1,160,104	—	—	1,160,104	1,160,104
Long-term debt	—	223,135	—	223,135	224,993
Derivative financial instruments	—	14,923	7,304	22,227	22,227

16. Recent Accounting Pronouncements

Accounting Standards Adopted in 2019

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842),” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. With the exception of short-term leases, lessees are required to recognize a lease liability representing the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset representing the lessee’s right to use, or control the use of, a specified asset for the lease term upon adoption. Lessor accounting was largely unchanged under the new guidance, except for clarification of the definition of initial direct costs which provided additional guidance on the timing of recognition of those costs. Subsequent to the issuance of this update, the FASB issued three additional ASUs that provide codification improvements and certain transition elections, including ASU 2018-11, which permits an additional transition method whereby an entity may elect to record a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company was required to and did adopt the standard effective January 1, 2019, using the modified retrospective transition method permitted by ASU 2018-11. Thus, the Company’s reporting for the comparative period presented in the financial statements and disclosures continues to be in accordance with GAAP Topic 840. Upon adoption, the Company recorded a gross-up of assets and liabilities in its Consolidated Balance Sheet, with approximately $116 million for right of use assets and $131 million of lease payment obligations offset by the elimination of $15 million of existing lease incentive and other deferred rent liabilities. Accounting for leases in accordance with Topic 842 has not had a material impact upon the Company’s consolidated results of operations, and is not expected to in future periods. Refer to Note 5 – Operating Leases for further information related to operating lease accounting policy, practical expedient elections for adoption and operating leasing information at adoption and as of September 30, 2019.

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

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU, more commonly referred to as Current Expected Credit Losses, or CECL, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations are required to use forward-looking information to inform their credit loss estimates. Many of the loss estimation techniques currently applied will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. In addition, the ASU amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. The ASU is effective for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with a cumulative-effect adjustment to retained earnings for non-purchased credit impaired loans as of the beginning of the year of adoption. For purchased credit impaired loans, there is no impact to retained earnings upon adoption; rather, the entity will reclassify a portion of the purchase accounting fair value mark to allowance for credit losses as of the beginning of the year of adoption. Early application is permitted for all organizations for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company will not early adopt this guidance.

The Company has internally developed credit models and completed the implementation of a vendor provided platform to aggregate inputs and perform the calculation of allowance for credit losses. The validation of the credit loss models is ongoing and expected to be completed during the fourth quarter of 2019. Additional CECL implementation activities in the fourth quarter 2019 will include refinement of procedures, completion of the design and implementation of internal controls over financial reporting, conclusion of validation of credit models and end-to-end processes, and drafting of newly required disclosures.

The Company has completed parallel testing of the CECL estimation process for the third quarter 2019, which included executed controls established to-date surrounding data, models and governance. Results from this process indicated a net increase of approximately 20 to 30 percent over the September 30, 2019 incurred loan loss reserve level utilizing the CECL models and current economic forecast; this range excludes the impact of the loans and debt securities recently acquired from MidSouth. The Company’s CECL allowance for loan losses estimates losses over a two-year reasonable and supportable forecast period utilizing the weighted average of a range of macroeconomic scenarios, and then reverts to longer historical loss experience to estimate losses for the remaining life. Significant drivers in the aforementioned increase were higher calculated reserve levels for longer life real-estate secured loans and the expected funding of off-balance sheet exposures, partially offset by lower reserves for shorter-term commercial loans. Immaterial expected credit losses were calculated on held to maturity debt securities. The amount of increase in allowance for credit losses upon adoption will be impacted by the portfolio composition and quality as well as current economic conditions and forecasts at that time.

17. Subsequent Event

On October 18, 2019, the Company entered into an accelerated share repurchase (“ASR”) agreement with Morgan Stanley & Co. LLC (“Morgan Stanley”) to repurchase $185 million of the Company’s common stock. The ASR agreement was entered into under the current stock buyback program, under which the Company is authorized to repurchase up to 5.5 million shares of its common stock prior to December 31, 2020. Refer to Note 8 – Stockholders’ Equity for information about the stock buyback program.

Pursuant to the ASR agreement, the Company made a $185 million payment to Morgan Stanley on October 21, 2019, and received from Morgan Stanley on the same day an initial delivery of approximately 3.6 million shares of the Company’s common stock, which represents approximately 75% of the estimated total number of shares to be repurchased under the ASR agreement based on the October 18, 2019 closing price of the Company’s common stock. The final number of shares to be repurchased will be based generally on the volume-weighted average price per share of the Company’s common stock during the term of the ASR agreement, less a discount, and subject to possible adjustments in accordance with the terms of the ASR agreement. Final settlement of the ASR agreement is scheduled to occur no later than the third quarter of 2020.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning and protections of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q and in other reports or documents that we file from time to time with the SEC include, but are not limited to, the following:

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
•

the impact of the transactions with Capital One or MidSouth, or future business combinations upon our performance and financial condition including our ability to successfully integrate the businesses;

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

MidSouth Acquisition

On September 21, 2019, we completed the acquisition of MidSouth Bancorp, Inc. (“MidSouth”) (NYSE: MSL), parent company of MidSouth Bank, N.A, with simultaneous operational conversion. We acquired net assets of approximately $124.7 million, including the following:

•	loans totaling $785 million, net of a $41 million discount
•	cash, short-term investments and securities available for sale totaling $622.9 million
•	deposits of $1.3 billion, which includes $389.6 million of noninterest-bearing deposits

In consideration for the net assets acquired, each outstanding share of MidSouth common stock converted to 0.2952 shares of our common stock. As such, we issued approximately 5.0 million shares resulting in a transaction value of approximately $193.8 million. The transaction resulted in estimated goodwill of $69.2 million.

Upon acquisition, we closed or consolidated 20 MidSouth branches. The Company incurred acquisition-related expenses of $28.8 million, or $0.26 per diluted share, in the third quarter and expects to incur an additional $3 to $5 million of expenses before the end of year. The transaction is expected to be accretive to income beginning in the first quarter of 2020 and is projected to add approximately $0.13 to $0.15 to 2020 earnings once fully phased-in. The transaction provides the opportunity for both enhanced growth in several of our current markets, such as MidSouth’s home market of Lafayette, Louisiana, as well as opportunities for expansion into new markets in Louisiana and Texas.

Current Economic Environment

Most of our market areas experienced a modest to moderate expansion in economic activity during the third quarter of 2019, according to the Federal Reserve’s Summary of Commentary on Current Economic Conditions (“Beige Book”). Overall, the economic outlook was generally positive, though there is continued concern over trade tensions and a more pessimistic outlook in energy as a result of reduced expectations for global economic growth.

Drilling activity in the energy sector continued to erode, contributing to a notable weakness in oilfield services. However, oil and gas production continued to rise and well completion continued to increase in the Permian Basin. The attacks on Saudi Arabian oil facilities did not change planned capital spending in the energy sector because there was not a lasting increase in the price of oil. Forecast for the remainder of the year was slightly more pessimistic than previously reported due to lower spending and a weaker economic outlook.

Commercial real estate conditions remained steady in most of our markets, with vacancies continuing to trend downward at a modest pace. Industrial demand and construction remained solid, despite growing construction costs. A robust amount of concentrated new multifamily construction in some metro submarkets is leading to some concern of oversupply.

The residential real estate market experienced increased demand in most of our markets, with lower mortgage rates and a relatively healthy economy. Demand was strongest in the more affordable price segments where inventory remained limited. Declining inventory levels led to strong upward pressure on home prices across most of our markets.

Retail sales activity and consumer spending were steady in most of our markets and auto sales increased. Retailers remained concerned that heightened uncertainty among consumers due to the geopolitical environment would negatively impact consumer confidence and spending during the upcoming holiday season. Tourism and hospitality industries reported mixed results with some areas experiencing strong activity and some areas experiencing a decrease in year over year activity. The labor market remained tight in our markets with accelerated wage growth in lower-skilled positions.

Economic data indicates that loan growth was positive but slowing in most of our markets, generally led by real estate lending. Interest rate margins were stable to declining across most institutions and there continues to be concern over lower interest rates, the uncertain business climate, and political and trade tensions.

Highlights of Third Quarter 2019

Net income for the third quarter of 2019 was $67.8 million, or $.77 per diluted common share (EPS), compared to $88.3 million, or $1.01 EPS in the second quarter of 2019 and $83.9 million, or $.96 EPS, in the third quarter of 2018. The third quarter of 2019 included $28.8 million ($.26 per share after-tax impact) of merger costs associated with the September 21, 2019 acquisition of MidSouth. The second quarter of 2019 did not include any nonoperating items while the third quarter of 2018 included $4.8 million ($.05 per share after-tax impact) of nonoperating expenses primarily related to the trust and asset management acquisition that closed on July 13, 2018.

Highlights of our third quarter 2019 results (compared to second quarter 2019):

•

Closed MidSouth acquisition effective September 21, 2019 with a simultaneous systems conversion. The acquisition included $785 million of loans (net of a $41 million loan mark) at 5.57% yield, and $1.3 billion of deposits at 38 basis points.

•	Net income was $67.8 million, or $.77 per diluted share.
•	Results include $28.8 million, or $.26 per share, of merger-related costs.
•	Operating leverage increased $5.8 million with revenue up $7.0 million and operating expense up $1.2 million.
•	Energy loans, including those acquired from MidSouth, remained virtually unchanged at $1.0 billion, or 4.9% of total loans.
•	Net interest margin narrowed by 4 bps to 3.41%.
•	Tangible common equity ratio was up 7 bps to 8.82%.
•	Board approved increased buyback authorization to 5.5 million shares.

The third quarter of 2019 results were solid and included the acquisition and integration of MidSouth ten days prior to quarter-end. Earnings, excluding merger costs, were in line with our guidance and expectations for the quarter. We also noted increased operating leverage and reduced total nonperforming loan levels. While our net interest margin narrowed 4 basis points in the quarter, an interest recovery from a support services credit and a proactive stance on reducing deposit costs helped offset two Federal Reserve rate cuts.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) for the third quarter of 2019 was $226.6 million, a $3.0 million, or 1%, increase from the second quarter of 2019. Compared to the third quarter of 2018, net interest income (te) increased $8.3 million, or 4%. The linked quarter increase is primarily attributable to one additional accrual day and higher earning assets, partially offset by the impact of two Federal Reserve rate decreases. The increase compared to the prior year is due largely to an increase in loan balances with higher yields and an overall more favorable net mix of rates.

The net interest margin (te) for the third quarter of 2019 was down 4 bps at 3.41% from the second quarter of 2019. The decrease was primarily due to the impact of the Federal Reserve rate decreases, with the yield on earning assets decline of 7 bps exceeding the cost of funds of 3 bps. Interest recoveries on problem credits have favorably impacted the net interest margin by adding 5 bps to the third quarter of 2019, compared to 3 bps in the second quarter of 2019. The third quarter 2019 net interest margin (te) was also positively impacted by a proactive move in lowering deposit costs and a change in the borrowing mix related to the addition of MidSouth.

Compared to the third quarter of 2018, the net interest margin (te) increased 5 bps, due in part to interest recoveries, which favorably impacted the net interest margin in the third quarter of 2019 by 5 bps and by 2 bps in the third quarter of 2018, as well as an improvement in the earning asset mix, partially offset by increased funding costs.

The following tables detail the components of our net interest income (te) and net interest margin.

	Three Months Ended
	September 30, 2019			June 30, 2019			September 30, 2018
(dollars in millions)	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$15,126.1	$185.5	4.87%	$15,081.9	$185.3	4.93%	$14,542.3	$168.9	4.61%
Residential mortgage loans	2,978.7	30.1	4.05%	2,969.7	30.1	4.03%	2,816.2	29.4	4.17%
Consumer loans	2,092.3	30.4	5.76%	2,098.5	30.3	5.79%	2,106.2	28.6	5.39%
Loan fees & late charges	—	0.1	0.00%	—	(0.1)	0.00%	—	—	0.00%
Total loans (te) (b)	20,197.1	246.1	4.84%	20,150.1	245.6	4.89%	19,464.7	226.9	4.63%
Loans held for sale	55.3	0.6	4.26%	27.9	0.3	4.96%	26.0	0.3	3.60%
US Treasury and government agency securities	141.6	0.8	2.33%	126.0	0.7	2.30%	144.7	0.8	2.21%
Mortgage-backed securities and collateralized mortgage obligations	4,966.5	31.4	2.53%	4,550.1	29.0	2.55%	5,092.4	31.1	2.44%
Municipals (te)	893.1	6.9	3.08%	906.8	7.1	3.12%	945.7	7.5	3.19%
Other securities	3.5	0.0	3.61%	3.5	0.0	3.30%	3.6	0.0	2.81%
Total securities (te) (c)	6,004.7	39.1	2.61%	5,586.4	36.8	2.64%	6,186.4	39.4	2.55%
Total short-term investments	180.5	1.0	2.01%	228.5	1.4	2.36%	155.3	0.7	1.71%
Total earning assets (te)	$26,437.6	$286.8	4.31%	$25,992.9	$284.1	4.38%	$25,832.4	$267.3	4.11%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$8,179.3	$15.7	0.76%	$8,026.0	$15.3	0.76%	$7,944.3	$10.9	0.54%
Time deposits	3,840.1	20.0	2.07%	3,817.8	19.4	2.03%	3,377.6	14.1	1.66%
Public funds	2,979.5	13.5	1.80%	3,194.1	15.2	1.91%	2,682.3	9.2	1.36%
Total interest-bearing deposits	14,998.9	49.2	1.30%	15,037.9	49.9	1.33%	14,004.2	34.2	0.97%
Short-term borrowings	2,063.3	8.1	1.57%	1,617.8	7.8	1.94%	2,610.2	11.8	1.81%
Long-term debt	234.3	2.9	4.82%	232.3	2.8	4.86%	241.5	3.0	5.05%
Total borrowings	2,297.6	11.0	1.90%	1,850.1	10.6	2.31%	2,851.7	14.8	2.07%
Total interest-bearing liabilities	17,296.5	60.2	1.38%	16,888.0	60.5	1.44%	16,855.9	49.0	1.15%
Net interest-free funding sources	9,141.1			9,104.9			8,976.5
Total cost of funds	$26,437.6	$60.2	0.90%	$25,992.9	$60.5	0.93%	$25,832.4	$49.0	0.75%
Net interest spread (te)		$226.6	2.93%		$223.6	2.94%		$218.3	2.96%
Net interest margin	$26,437.6	$226.6	3.41%	$25,992.9	$223.6	3.45%	$25,832.4	$218.3	3.36%

(a)	Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities.
(d)

Included in interest income is net purchase accounting accretion of $4.6 million, $4.8 million and $5.2 million for the three months ended September 30, 2019, June 30, 2019 and September 30, 2018, respectively.

	Nine Months Ended
	September 30, 2019			September 30, 2018
(dollars in millions)	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$15,090.3	$551.3	4.88%	$14,383.7	$482.2	4.48%
Residential mortgage loans	2,963.7	91.4	4.11%	2,763.3	85.4	4.12%
Consumer loans	2,104.3	90.6	5.76%	2,083.4	84.8	5.44%
Loan fees & late charges	—	(0.9)	0.00%	—	0.7	0.00%
Total loans (te) (b)	20,158.3	732.4	4.86%	19,230.4	653.1	4.54%
Loans held for sale	34.7	1.2	4.57%	26.9	0.8	3.89%
US Treasury and government agency securities	130.5	2.2	2.30%	146.2	2.4	2.21%
Mortgage-backed securities and collateralized mortgage obligations	4,706.7	90.3	2.56%	4,937.7	88.2	2.38%
Municipals (te)	909.8	21.4	3.13%	952.2	22.7	3.18%
Other securities	3.5	0.1	3.33%	3.5	0.1	2.57%
Total securities (te) (c)	5,750.5	114.0	2.64%	6,039.6	113.4	2.50%
Total short-term investments	208.3	3.4	2.20%	149.0	1.7	1.56%
Total earning assets (te)	$26,151.8	$851.0	4.35%	$25,445.9	$769.0	4.04%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$8,096.3	$45.6	0.75%	$7,948.8	$29.3	0.49%
Time deposits	3,800.8	57.4	2.02%	3,160.9	35.4	1.50%
Public funds	3,077.7	42.1	1.83%	2,906.1	26.4	1.21%
Total interest-bearing deposits	14,974.8	145.1	1.30%	14,015.8	91.1	0.87%
Short-term borrowings	1,790.1	24.1	1.93%	2,143.8	24.5	1.53%
Long-term debt	230.5	8.5	3.22%	281.9	9.9	4.70%
Total borrowings	2,020.6	32.6	2.15%	2,425.7	34.4	1.90%
Total interest-bearing liabilities	16,995.4	177.7	1.40%	16,441.5	125.5	1.02%
Net interest-free funding sources	9,156.4			9,004.4
Total cost of funds	$26,151.8	$177.7	0.91%	$25,445.9	$125.5	0.66%
Net interest spread (te)		$673.3	2.95%		$643.5	3.02%
Net interest margin	$26,151.8	$673.3	3.44%	$25,445.9	$643.5	3.38%

(a)	Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities.
(d)	Included in interest income is net purchase accounting accretion of $14.4 million and $18.1 million for the nine months ended September 30, 2019 and 2018, respectively.

Provision for Loan Losses

During the third quarter of 2019, we recorded a provision for loan losses of $12.4 million, up $4.3 million from the second quarter of 2019 and $5.5 million from the third quarter of 2018, due primarily to a $9.3 million energy charge-off in the current quarter. For the nine months ended September 30, 2019, we recorded a total provision for loan losses of $38.6 million, up $10.5 million from the same period in 2018. Included in the first nine months of 2019 provision was a $9.0 million charge-off related to the DC Solar credit discussed below. The remaining year-over-year increase is primarily attributable to the third quarter 2019 energy charge-off noted above, partially offset by lower losses and reserves in the consumer portfolio.

The Company had a lease financing facility outstanding to DC Solar, a company that sold and managed mobile solar generators. In February 2019, the borrower filed for Chapter 11 bankruptcy protection and we became aware of an affidavit from a Federal Bureau of Investigation special agent that alleged that this borrower was operating a potentially fraudulent Ponzi-type scheme and that the majority of mobile solar generators sold to investors and managed by the borrower and the majority of the related lease revenues claimed to have been received by the borrower may not have existed. Management continues to believe there could be potential for recovery in the future as we work to sell or re-lease the solar units.

The third quarter of 2019 provision included net charge-offs of $12.5 million, or 0.25% of average total loans on an annualized basis, compared to $7.2 million, or 0.14% in the second quarter of 2019 and $6.9 million, or 0.14% in the third quarter of 2018. Included in net charge-offs for the third quarter of 2019 was $9.8 million of energy related losses, primarily in our upstream segment.

The discussion of Allowance for Loan Losses and Asset Quality later in this Item provides additional information on changes in the allowance for loan losses and general credit quality.

Noninterest Income

Noninterest income totaled $83.2 million for the third quarter of 2019, up $4.0 million, or 5%, from the second quarter of 2019 and up $7.7 million, or 10%, compared to the third quarter of 2018. The results for the third quarter of 2019 reflect increases in most of our products, with continued growth in many of our specialty business lines.

The components of noninterest income are presented in the following table for the indicated periods.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
Service charges on deposit accounts	$21,892	$20,723	$21,377	$62,982	$63,806
Trust fees	15,098	15,904	16,738	46,126	39,726
Bank card and ATM fees	17,154	16,619	14,862	49,063	44,784
Investment and annuity fees and insurance commissions	7,048	6,591	6,652	20,167	19,041
Secondary mortgage market operations	5,713	4,433	4,333	13,872	11,699
Income from bank-owned life insurance	4,147	4,083	3,100	11,495	9,283
Credit related fees	2,988	2,937	2,762	8,520	7,900
Income from derivatives	4,324	3,600	1,363	8,733	4,474
Gain (loss) on sales of assets	205	34	989	636	(177)
Other miscellaneous	4,661	4,326	3,342	11,389	10,066
Total noninterest income	$83,230	$79,250	$75,518	$232,983	$210,602

Service charges on deposits totaled $21.9 million for the third quarter of 2019, up $1.2 million, or 6%, from the second quarter of 2019 and $0.5 million, or 2%, from the third quarter of 2018. The increase from the prior quarter was primarily due to an additional processing day. The increase from the third quarter of 2018 was due to higher overdraft fees and business service charges.

Trust fees decreased $0.8 million, or 5%, linked quarter largely due to seasonal tax preparation fees in the second quarter of 2019. Compared to the third quarter of 2018, trust fees decreased $1.6 million, or 10%, largely due to changes in market conditions.

Bank card and ATM fees totaled $17.2 million for the third quarter of 2019, up $0.5 million, or 3%, from the second quarter of 2019, primarily due to an additional day in the quarter. Compared to the third quarter of 2018, bank card and ATM fees were up $2.3 million, or 15%, primarily due to increased card activity.

Investment and annuity fees and insurance commissions increased $0.5 million, or 7%, compared to second quarter 2019 primarily due to an increase in corporate underwriting fees, bond trading fees, and insurance commissions, partially offset by a decrease in annuity fees. Investment and annuity fees and insurance commissions increased $0.4 million, or 6%, compared to third quarter 2018 due to higher bond trading fees, investment fees and insurance fees, partially offset by a decrease in annuity sales.

Fee income from secondary mortgage market operations was up $1.3 million, or 29%, from the second quarter of 2019 and up $1.4 million, or 32%, from the third quarter of 2018. Origination volume during the third quarter of 2019 was positively impacted by both seasonality and lower interest rates. These fees will vary based on origination volume and the timing of subsequent sales.

Income from bank-owned life insurance was $4.1 million in the third quarter of 2019, up $0.1 million, or 2%, from the second quarter of 2019 and up $1.0 million, or 34%, from the third quarter of 2018. The increase from the third quarter of 2018 is attributable to both mortality gains and incremental earnings on the additional investment of $33 million in April 2019.

Credit related fees were $3.0 million for the third quarter of 2019, up $0.1 million, or 2%, from the second quarter of 2019 and up $0.2 million, or 8%, from the third quarter of 2018. The linked quarter increase was due to both higher unused commitment fees and letter of credit fees, with the increase over the same quarter last year primarily due to higher unused commitment fees.

Income from our customer interest rate derivative program totaled $4.3 million for the third quarter of 2019 compared to $3.6 million in the second quarter of 2019 and $1.4 million for the third quarter of 2018. Increased derivative income reflects increased activity due to market conditions.  Derivative income can be volatile and is dependent upon the composition of the portfolio, customer sales activity and market value adjustments due to market interest rate movement.

Other miscellaneous income of $4.7 million was up $0.3 million, or 8%, compared to the second quarter of 2019 and $1.3 million, or 39%, compared to the third quarter of 2018. The increase compared to the prior quarter was due to higher syndication fees.  The increase compared to the third quarter of 2018 includes higher income from investments in small business investment companies of $1.2 million and $0.8 million higher syndication fees.

Noninterest income was $233.0 million in the first nine months of 2019, up $22.4 million, or 11%, from the first nine months of 2018. Trust fees increased $6.4 million, or 16%, due to the trust and asset management acquisition in July 2018. Bank card and ATM fees were $49.1 million, up $4.3 million, or 10%, due to increased card activity. Derivative income increased $4.3 million, or 95%, with increased activity and the changing interest rate environment. Income from bank-owned life insurance was up $2.2 million, or 24%, due to the third quarter 2018 restructure and the additional investment in April of 2019. Secondary mortgage market income was up $2.2 million, or 19%, to $13.9 million due to higher production and sales volumes. Investment and annuity fees and insurance commissions increased $1.1 million, or 6%. Service charges were down $0.8 million, or 1%, primarily due to lower consumer overdraft fees and service charges.

Noninterest Expense

Noninterest expense for the third quarter of 2019 was $213.6 million, up $30.0 million, or 16%, from the second quarter of 2019, and up $32.4 million, or 18%, from the third quarter of 2018. There were $28.8 million of expenses in the third quarter of 2019 related to the acquisition and operational integration of MidSouth Bancorp, Inc. There were no nonoperating expenses in the second quarter of 2019 and there were $4.8 million in the third quarter of 2018, primarily related to the trust and asset management acquisition. Items identified as nonoperating are those that, when excluded from a reported financial measure, provide management or the reader with a measure that may be more indicative of forward-looking trends in our business. Due to the late quarter timing of the acquisition, MidSouth had limited impact to operating results.

The components of noninterest and nonoperating expense for the periods indicated are presented in the following tables.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2019	2019	2018	2019	2018
Noninterest expense
Compensation expense	$93,858	$87,747	$84,389	$265,573	$244,374
Employee benefits	18,622	18,888	18,084	57,240	55,316
Personnel expense	112,480	106,635	102,473	322,813	299,690
Net occupancy expense	13,156	12,961	11,895	38,101	35,221
Equipment expense	4,685	4,342	4,520	13,706	12,328
Data processing expense	21,532	20,088	20,492	60,951	55,214
Professional services expense	17,704	9,665	9,555	35,537	32,191
Amortization of intangible assets	4,889	5,047	5,638	15,074	16,578
Deposit insurance and regulatory fees	3,995	4,755	8,345	14,156	24,669
Other real estate and foreclosed assets (income) expense	2,055	395	16	1,459	(63)
Advertising	5,435	3,253	2,553	11,768	8,596
Corporate value and franchise taxes	4,109	4,215	3,718	12,366	10,735
Printing and supplies	1,459	1,092	1,287	3,720	4,261
Telecommunications and postage	3,610	3,363	3,598	10,439	11,063
Travel expense	1,172	1,344	1,365	3,614	3,872
Entertainment and contributions	2,765	2,742	2,539	8,215	8,250
Tax credit investment amortization	1,286	1,234	1,560	3,658	3,309
Other retirement expense	(4,152)	(4,152)	(4,664)	(12,409)	(13,585)
Other miscellaneous	17,374	6,588	6,297	29,653	24,051
Total noninterest expense	$213,554	$183,567	$181,187	$572,821	$536,380

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2019	2019	2018	2019	2018
Nonoperating expense
Personnel expense	$5,002	$—	$1,300	$5,002	$5,316
Net occupancy expense	735	—	66	735	751
Equipment expense	188	—	896	188	1,570
Data processing expense	437	—	2,074	437	3,149
Professional services expense	7,491	—	638	7,491	7,238
Advertising	2,624	—	(360)	2,624	952
Printing and supplies	433	—	5	433	1,106
Loss on restructure of bank-owned life insurance contracts	—	—	—	—	3,240
Other expense	11,900	—	208	11,900	3,163
Total nonoperating expenses	$28,810	$—	$4,827	$28,810	$26,485

Personnel expense totaled $112.5 million for the third quarter of 2019, up $6.1 million, or 7%, compared to the prior quarter, primarily due to $5.0 million of merger-related expenses from the MidSouth acquisition, including severance and change in control expense, as well as one additional payroll day. Compared to the third quarter of 2018, personnel costs were up $10.0 million, or 10%, primarily related to annual merit increases, an increase in incentives and a $3.7 million increase in merger-related expense.

Occupancy and equipment expenses totaled $17.8 million in the third quarter of 2019, up $ 0.5 million, or 3%, from the second quarter of 2019 and up $1.4 million, or 9%, from the third quarter of 2018. The increase compared to the prior quarter is largely due to additional merger-related expenses of $0.9 million from the MidSouth acquisition, partially offset by annual insurance payments in the second quarter of 2019. The increase compared to the third quarter of 2018 is largely attributable to the move of the New Orleans regional headquarters.

Data processing expense was $21.5 million for the third quarter of 2019, up $1.4 million, or 7%, from the second quarter of 2019, and $1.0 million, or 5%, from the third quarter of 2018. The increase from the second quarter of 2019 is primarily due to expenses resulting from increased card activity and merger-related expense from the MidSouth transaction. The increase from the third quarter of 2018 was primarily the result of expenses related to increased card activity and expenses from investments in new technology, partially offset by merger-related expenses in the third quarter of 2018 from the trust and asset management acquisition.

Professional services expense for the third quarter of 2019 totaled $17.7 million, up $8.0 million, or 83%, compared to the previous quarter and up $8.1 million, or 85%, from the third quarter of 2018. The increase over both periods is largely due to $7.5 million in expenses related to the MidSouth acquisition in the third quarter of 2019, including transaction-related expenses and costs related to systems integration. The increase over the third quarter of 2018 also includes a higher level of expense related to the investment in new technology aimed at becoming more scalable, effective and efficient.

Deposit insurance and regulatory fees and corporate value and franchise taxes were $8.1 million, down $0.9 million, or 10%, from the second quarter of 2019 and down $4.0 million, or 33%, from the third quarter of 2018. The decrease from both the prior quarter and the same period in 2018 is primarily due to a reduction in the risk-based deposit insurance assessment fees, with the year over year variance also favorably impacted by the elimination of the large bank deposit insurance fund surcharge.

Business development-related expenses (including advertising, travel, entertainment and contributions) were $9.4 million for the third quarter of 2019, up $2.0 million, or 28%, from the second quarter of 2019 and up $2.9 million, or 45%, from the third quarter of 2018. The linked-quarter and year-over-year increase was largely due to $3.2 million of merger-related expenses, primarily advertising expense.

Other real estate and foreclosed asset (income) expense was $2.1 million for the third quarter of 2019, compared to $0.4 million in the second quarter of 2019 and less than $0.1 million in the third quarter of 2018. Third quarter of 2019 expense includes a non-cash write-down of foreclosed assets, partially offset by a gain on the sale of a former corporate office building. Management believes that the second quarter of 2019 reflects a more typical level of other real estate and foreclosed asset expense.

All other expenses, excluding amortization of intangibles, totaled $19.6 million for the third quarter of 2019, an increase of $11.5 million from both the second quarter of 2019 and third quarter of 2018. The linked-quarter and year-over-year increase is primarily due to expenses associated with the MidSouth acquisition, including contract buyouts, lease terminations, and other merger-related costs.

Noninterest expense for the first nine months of 2019 was $572.8 million, an increase of $36.4 million, or 7%, from the same period in 2018. The first nine months of 2019 includes $28.8 million of merger-related MidSouth expenses and the first nine months of 2018 includes $26.5 million of nonoperating expenses related to the brand consolidation, the trust and asset management business acquisition, the relocation of the New Orleans regional headquarters, a charge related to the restructure of our bank-owned life insurance contracts, as well as a one-time all hands bonus and other miscellaneous items. Personnel expense for the nine months ended September 30, 2019 totaled $322.8 million, up $23.1 million, or 8%. Occupancy and equipment expenses totaled $51.8 million, up $4.3 million, or 9%. Data processing expense was $61.0 million, an increase of $5.7 million, or 10%. Professional service expense was $35.5 million for the first nine months of 2019, up $3.3 million, or 10%. Deposit insurance and regulatory fees and corporate value and franchise taxes were down $8.9 million, or 25%. Business development-related expenses were $24.0 million, up $2.9 million, or 14%. All other expenses, excluding amortization of intangibles, were up $6.0 million, or 20%. The increase in noninterest expense from the first nine months in 2018 is in large part attributable to annual merit raises, increased expenses related to the trust and asset management business acquired in July of 2018, investment in new technologies, and the relocation of the New Orleans regional headquarters. The decline in deposit insurance and regulatory fees and corporate value and franchise tax expense is due to a reduction in the risk-based deposit insurance assessment fees and the elimination of the large bank deposit insurance fund surcharge.

Income Taxes

The effective income tax rate for the third quarter of 2019 was approximately 15.5%, compared to 17.9% in the second quarter of 2019 and 17.5% in the third quarter of 2018. The decrease in the effective tax rate from the prior quarter is primarily attributable to the benefit of including the impact of merger-related costs in our estimated annual effective tax rate.

Management expects the effective tax rate for 2019 will be approximately 17% in the fourth quarter and full year 2019, based on current forecasts. Our effective tax rate has historically varied from the federal statutory rate primarily because of tax-exempt income and tax credits. Interest income on bonds issued by or loans to state and municipal governments and authorities, and earnings from the life insurance contract program are the major components of tax-exempt income. The main source of tax credits has been investments in tax-advantaged securities and tax credit projects. These investments are made primarily in the markets the Company serves and are directed at tax credits issued under the Qualified Zone Academy Bonds (“QZAB”), Qualified School Construction Bonds (“QSCB”) as well as Federal and State New Market Tax Credit (“NMTC”) programs. The investments generate tax credits, which reduce current and future taxes and are recognized when earned as a benefit in the provision for income taxes. The Tax Act repealed the provision related to tax credit bonds effective for bonds issued after December 31, 2017.

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

The following table reconciles reported income tax expense to that computed at the statutory federal tax rate for the indicated periods.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2019	2019	2018	2019	2018
Taxes computed at statutory rate	$16,841	$22,567	$21,347	$59,571	$58,298
Tax credits:
QZAB/QSCB	(710)	(710)	(760)	(2,130)	(2,279)
NMTC - Federal and State	(1,701)	(1,999)	(1,379)	(5,102)	(4,136)
Total tax credits	(2,411)	(2,709)	(2,139)	(7,232)	(6,415)
State income taxes, net of federal income tax benefit	1,519	1,756	1,989	5,180	5,957
Tax-exempt interest	(2,881)	(2,274)	(2,720)	(7,572)	(8,267)
Life insurance contracts	(1,266)	(927)	(866)	(2,871)	(1,490)
Employee share-based compensation	(85)	(74)	(146)	(431)	(461)
Impact from interim estimated effective tax rate	(289)	27	(664)	(1,038)	(1,152)
FDIC Assessment Disallowance	443	379	748	1,367	2,252
Other, net	516	441	226	1,449	1,359
Income tax expense	$12,387	$19,186	$17,775	$48,423	$50,081

Selected Financial Data

The following tables contain selected financial data as of the dates and for the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
Common Share Data
Earnings per share:
Basic	$0.77	$1.01	$0.96	$2.69	$2.62
Diluted	$0.77	$1.01	$0.96	$2.69	$2.61
Cash dividends paid	$0.27	$0.27	$0.27	$0.81	$0.75
Book value per share (period-end)	$39.49	$38.70	$34.90	$39.49	$34.90
Tangible book value per share (period-end)	$28.73	$28.46	$24.44	$28.73	$24.44
Weighted average number of shares (000s):
Basic	86,377	85,728	85,348	85,934	85,298
Diluted	86,462	85,835	85,539	86,010	85,482
Period-end number of shares (000s)	90,822	85,759	85,364	90,822	85,364
Market data:
High sales price	$42.11	$44.74	$53.00	$44.74	$56.40
Low sales price	$33.63	$37.03	$46.05	$33.63	$45.76
Period-end closing price	$38.30	$40.06	$47.55	$38.30	$47.55
Trading volume (000s) (a)	29,038	27,874	28,332	85,037	99,407

(a)	Trading volume is based on the total volume as determined by NASDAQ on the last day of the quarter.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2019	2019	2018	2019	2018
Income Statement:
Interest income	$283,164	$280,378	$263,212	$839,825	$756,911
Interest income (te) (a)	286,816	284,096	267,307	851,019	769,050
Interest expense	60,225	60,510	49,018	177,764	125,506
Net interest income (te)	226,591	223,586	218,289	673,255	643,544
Provision for loan and lease losses	12,421	8,088	6,872	38,552	28,016
Noninterest income	83,230	79,250	75,518	232,983	210,602
Noninterest expense (excluding amortization of intangibles)	208,665	178,520	175,549	557,747	519,802
Amortization of intangibles	4,889	5,047	5,638	15,074	16,578
Income before income taxes	80,194	107,463	101,653	283,671	277,611
Income tax expense	12,387	19,186	17,775	48,423	50,081
Net income	$67,807	$88,277	$83,878	$235,248	$227,530

Nonoperating items, pre-tax (for informational purpose
Provision for alleged fraud (b)	—	—	—	10,084	—
Loss on sale of business	—	—	—	—	1,145
Merger-related expenses	28,810	—	3,853	28,810	5,707
Other nonoperating expenses	—	—	974	—	20,778
Nonoperating items, pre-tax	28,810	—	4,827	38,894	27,630

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2019	2019	2018	2019	2018
Performance Ratios
Return on average assets	0.92%	1.24%	1.19%	1.10%	1.10%
Return on average common equity	7.95%	10.96%	11.27%	9.69%	10.45%
Return on average tangible common equity	10.77%	15.07%	16.11%	13.32%	14.75%
Earning asset yield (te) (a)	4.31%	4.38%	4.11%	4.35%	4.04%
Total cost of funds	0.90%	0.93%	0.75%	0.91%	0.66%
Net interest margin (te)	3.41%	3.45%	3.36%	3.44%	3.38%
Noninterest income to total revenue (te)	26.86%	26.17%	25.70%	25.71%	24.66%
Efficiency ratio (c)	58.05%	58.95%	58.11%	58.37%	57.68%
Average loan/deposit ratio	87.47%	87.09%	88.39%	87.21%	87.19%
FTE employees (period-end)	3,894	3,930	3,858	3,894	3,858
Capital Ratios
Common stockholders' equity to total assets	11.74%	11.54%	10.60%	11.74%	10.60%
Tangible common equity ratio (d)	8.82%	8.75%	7.67%	8.82%	7.67%

(a)	Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)	Provision for loan loss in response to circumstances surrounding the bankruptcy filing and alleged fraud by DC Solar.
(c)	The efficiency ratio is noninterest expense to total net interest (te) and noninterest income, excluding amortization of purchased intangibles and nonoperating items.
(d)	The tangible common equity ratio is common stockholders’ equity less intangible assets divided by total assets less intangible assets.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
($ in thousands)	2019	2019	2018	2019	2018
Asset Quality Information
Nonaccrual loans (a)	$222,860	$209,831	$201,646	$222,860	$201,646
Restructured loans - still accruing	60,897	101,250	162,189	60,897	162,189
Total nonperforming loans	283,757	311,081	363,835	283,757	363,835
Other real estate (ORE) and foreclosed assets	30,955	27,520	27,475	30,955	27,475
Total nonperforming assets	$314,712	$338,601	$391,310	$314,712	$391,310
Accruing loans 90 days past due (b)	$7,872	$6,493	$24,460	$7,872	$24,460
Net charge-offs	12,474	7,151	6,852	37,494	24,126
Allowance for loan and lease losses	195,572	195,625	214,550	195,572	214,550
Provision for loan and lease losses	12,421	8,088	6,872	38,552	28,016
Ratios:
Nonperforming assets to loans, ORE and foreclosed assets	1.49%	1.68%	2.00%	1.49%	2.00%
Accruing loans 90 days past due to loans	0.04%	0.03%	0.13%	0.04%	0.13%
Nonperforming assets + accruing loans 90 days past due to loans, ORE and foreclosed assets	1.53%	1.71%	2.12%	1.53%	2.12%
Net charge-offs to average loans	0.25%	0.14%	0.14%	0.25%	0.17%
Allowance for loan losses to period-end loans	0.93%	0.97%	1.10%	0.93%	1.10%
Allowance for loan losses to nonperforming loans + accruing loans 90 days past due	67.06%	61.60%	55.25%	67.06%	55.25%
(a)

Included in nonaccrual loans are nonaccruing restructured loans totaling $101.1 million, $99.1 million and $92.7 million at September 30, 2019, June 30, 2019 and September 30, 2018, respectively. Nonaccrual loans and accruing loans past due 90 days or more do not include purchased credit impaired loans which were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.

(b)	Excludes 90+ accruing troubled debt restructured loans already reflected in total nonperforming loans of $6.1 million at September 30, 2018.

	September 30,	June 30,	March 31,	December 31,	September 30,
(in thousands)	2019	2019	2019	2018	2018
Period-End Balance Sheet
Total loans	$21,035,952	$20,175,812	$20,112,838	$20,026,411	$19,543,717
Loans held for sale	75,789	36,150	27,437	28,150	29,043
Securities	6,404,719	5,725,735	5,577,522	5,670,584	5,987,447
Short-term investments	49,513	151,062	163,762	111,094	108,074
Earning assets	27,565,973	26,088,759	25,881,559	25,836,239	25,668,281
Allowance for loan losses	(195,572)	(195,625)	(194,688)	(194,514)	(214,550)
Goodwill and other intangible assets	977,369	878,051	883,097	887,123	892,595
Other assets	2,195,779	1,990,678	1,920,263	1,707,059	1,751,849
Total assets	$30,543,549	$28,761,863	$28,490,231	$28,235,907	$28,098,175
Noninterest-bearing deposits	$8,686,383	$8,114,632	$8,158,658	$8,499,027	$8,140,530
Interest-bearing transaction and savings deposits	8,758,993	8,034,801	8,224,203	8,000,093	7,972,417
Interest-bearing public funds deposits	2,954,966	3,159,790	3,229,589	3,006,516	2,613,858
Time deposits	3,800,957	3,926,819	3,767,844	3,644,549	3,691,002
Total interest-bearing deposits	15,514,916	15,121,410	15,221,636	14,651,158	14,277,277
Total deposits	24,201,299	23,236,042	23,380,294	23,150,185	22,417,807
Short-term borrowings	2,108,815	1,641,598	1,388,735	1,589,128	2,276,647
Long-term debt	246,641	232,754	224,962	224,993	215,912
Other liabilities	400,414	332,554	305,665	190,261	208,931
Stockholders' equity	3,586,380	3,318,915	3,190,575	3,081,340	2,978,878
Total liabilities & stockholders' equity	$30,543,549	$28,761,863	$28,490,231	$28,235,907	$28,098,175

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2019	2019	2018	2019	2018
Average Balance Sheet
Total loans	$20,197,114	$20,150,104	$19,464,639	$20,158,313	$19,230,385
Loans held for sale	55,348	27,873	25,992	34,740	26,898
Securities (a)	6,004,688	5,586,390	6,186,410	5,750,530	6,039,645
Short-term investments	180,463	228,527	155,331	208,263	148,958
Earning assets	26,437,613	25,992,894	25,832,372	26,151,846	25,445,886
Allowance for loan losses	(197,259)	(195,238)	(214,376)	(196,297)	(214,637)
Goodwill and other intangible assets	886,868	880,497	886,226	884,254	849,279
Other assets	2,020,884	1,859,657	1,522,701	1,875,236	1,505,382
Total assets	$29,148,106	$28,537,810	$28,026,923	$28,715,039	$27,585,910
Noninterest-bearing deposits	$8,092,482	$8,099,621	$8,017,353	$8,139,439	$8,039,574
Interest-bearing transaction and savings deposits	8,179,240	8,026,012	7,944,349	8,096,299	7,948,819
Interest-bearing public fund deposits	2,979,494	3,194,113	2,682,269	3,077,760	2,906,067
Time deposits	3,840,139	3,817,817	3,377,588	3,800,771	3,160,943
Total interest-bearing deposits	14,998,873	15,037,942	14,004,206	14,974,830	14,015,829
Total deposits	23,091,355	23,137,563	22,021,559	23,114,269	22,055,403
Short-term borrowings	2,063,335	1,617,776	2,610,176	1,790,058	2,143,759
Long-term debt	234,240	232,277	241,517	230,528	281,876
Other liabilities	375,438	319,691	201,240	335,113	193,166
Stockholders' equity	3,383,738	3,230,503	2,952,431	3,245,071	2,911,706
Total liabilities & stockholders' equity	$29,148,106	$28,537,810	$28,026,923	$28,715,039	$27,585,910

(a)	Average securities do not include unrealized holding gains/losses on available for sale securities.

Reconciliation of Non-GAAP Measures

Operating revenue (te) and operating pre-provision net revenue (te)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2019	2019	2018	2019	2018
Net interest income	$222,939	$219,868	$214,194	$662,061	$631,405
Noninterest income	83,230	79,250	75,518	232,983	210,602
Total revenue	$306,169	$299,118	$289,712	$895,044	$842,007
Tax-equivalent adjustment (a)	3,652	3,718	4,095	11,194	12,139
Nonoperating revenue	—	—	—	—	1,145
Operating revenue (te)	$309,821	$302,836	$293,807	$906,238	$855,291
Noninterest expense	(213,554)	(183,567)	(181,187)	(572,821)	(536,380)
Nonoperating expense	28,810	—	4,827	28,810	26,485
Operating pre-prevision net revenue (te)	$125,077	$119,269	$117,447	$362,227	$345,396

Operating earnings per share - diluted

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2019	2019	2018	2019	2018
Net income	$67,807	$88,277	$83,878	$235,248	$227,530
Net income allocated to participating securities	(1,141)	(1,502)	(1,544)	(3,980)	(4,238)
Net income available to common shareholders	66,666	86,775	82,334	231,268	223,292
Nonoperating items, net of applicable income tax	22,760	—	3,813	30,720	22,081
Nonoperating items allocated to participating securities	(383)	—	(71)	(517)	(413)
Operating earnings available to common shareholders	89,043	86,775	86,076	261,471	244,960
Weighted average common shares - diluted	86,462	85,835	85,539	86,010	85,482
Earnings per share - diluted	$0.77	$1.01	$0.96	$2.69	$2.61
Operating earnings per share - diluted	$1.03	$1.01	$1.01	$3.04	$2.87

(a)	Taxable equivalent adjustment (te) amounts are calculated using a federal income tax rate of 21%.

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

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities and repayments of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window. Management has established an internal target for the ratio of free securities to total securities to be 20% or more. As shown in the table below, our ratio of free securities to total securities was 54.44% at September 30, 2019, compared to 40.10% at June 30, 2019 and 48.90% at September 30, 2018. The total of pledged securities at September 30, 2019 was $3.0 billion, down $511.5 million from June 30, 2019 as we used FHLB letters of credit as collateral during the quarter, impacting the availability on that line. Securities and FHLB letters of credit are pledged as collateral related to public funds and repurchase agreements. Also impacting the free securities ratio was an increase in total securities available for pledging, up $698.2 million compared to June 30, 2019 and $442.3 million compared to September 30, 2018, as the Company acquired bonds during third quarter of 2019 in anticipation of the MidSouth acquisition. The total bond portfolio is expected to decrease to our targeted level of approximately $6.2 billion during the fourth quarter of 2019.

	September 30,	June 30,	March 31,	December 31,	September 30,
Liquidity Metrics	2019	2019	2019	2018	2018
Free securities / total securities	54.44%	40.10%	33.57%	41.39%	48.90%
Core deposits / total deposits	90.31%	89.30%	89.98%	90.47%	89.71%
Wholesale funds / core deposits	15.54%	15.13%	13.61%	14.53%	19.34%
Quarter-to-date average loans /quarter-to-date average deposits	87.47%	87.09%	87.08%	88.09%	88.39%

The liability portion of the balance sheet provides liquidity mainly through the Company’s ability to use cash sourced from various customers’ interest-bearing and noninterest-bearing deposit and sweep accounts. At September 30, 2019, deposits totaled $24.2 billion, an increase of $965.3 million, or 4%, from June 30, 2019 and an increase of $1.8 billion, or 8%, from September 30, 2018. The increase over both periods is due largely to the acquisition of $1.3 billion in deposits in the MidSouth transaction. Core deposits consist of total deposits excluding certificates of deposit (“CDs”) of $250,000 or more and brokered deposits. Core deposits totaled $21.9 billion at September 30, 2019, an increase of $1.1 billion from June 30, 2019, and $1.7 billion from September 30, 2018. The ratio of core deposits to total deposits was 90.31% at September 30, 2019, compared to 89.30% at June 30, 2019 and 89.71% at September 30, 2018. Brokered deposits totaled $1.0 billion as of September 30, 2019, a decrease of $223.1 million compared to June 30, 2019 and $354.8 million compared to September 30, 2018. The use of brokered deposits as a funding source is subject to certain policies regarding the amount, term and interest rate.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At September 30, 2019, the Bank had borrowings of approximately $1.4 billion and had approximately $3.0 billion available under this line. The Bank also has unused borrowing capacity at the Federal Reserve’s discount window of approximately $2.5 billion; there were no outstanding borrowings with the Federal Reserve at any date during any period covered by this report.

Wholesale funds, which are comprised of short-term borrowings, long-term debt and brokered deposits were 15.54% of core deposits at September 30, 2019, compared to 15.13% at June 30, 2019 and 19.34% at September 30, 2018. The linked quarter increase in wholesale funds was primarily related to increases in FHLB borrowings and federal funds purchased, partially offset by a decrease in brokered certificates of deposit and repurchase agreements. The year over year decrease in wholesale funds was primarily related to decreases in FHLB borrowings and brokered certificates of deposit, partially offset by an increase in repurchase agreements and federal funds purchased. The Company has established an internal target for wholesale funds to be less than 25% of core deposits.

Another key measure used to monitor our liquidity position is the loan-to-deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding). The loan-to-deposit ratio measures the amount of funds the Company lends for each dollar of deposits on hand. Our average loan-to-deposit ratio for the third quarter of 2019 was 87.47%, compared to 87.09% for the second quarter of 2019 and 88.39% for the third quarter of 2018. Management has an established target range for the loan-to-deposit ratio of 87% to 89%, which could be exceeded under certain circumstances.

Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the nine months ended September 30, 2019 and 2018.

Dividends received from the Bank have been the primary source of funds available to the Parent for the payment of dividends to our stockholders and for servicing its debt. The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends the Bank can distribute to the Parent. The Parent targets cash and other liquid assets to provide liquidity in an amount sufficient to fund approximately four quarters of anticipated common stockholder dividends, but will temporarily operate below that level if a return to the target can be achieved in the near-term. On September 23, 2019, the Bank declared a special dividend of $150 million to the Parent to assist in the completion of the MidSouth acquisition and provide additional liquidity for the approved share buyback program and other activity of the Parent.

CAPITAL RESOURCES

Stockholders’ equity totaled $3.6 billion at September 30, 2019, up $267.5 million, or 8%, from June 30, 2019 and $607.5 million, or 20%, from September 30, 2018. The tangible common equity ratio was 8.82% at September 30, 2019, compared to 8.75% at June 30, 2019 and 7.67% at September 30, 2018. The increase in the tangible common equity ratio from both June 30, 2019 and September 30, 2018 was primarily attributable to growth in net tangible retained earnings and net gains on fair value adjustments of securities available for sale included in other accumulated comprehensive loss, partially offset by the impact of the MidSouth acquisition and other growth in tangible assets. Management has established an internal target for the tangible common equity ratio of at least 8.00%; however, management will allow the tangible common equity ratio to drop below 8.00% on a temporary basis if it believes that the shortfall can be replenished through normal operations within a short time frame.

The regulatory capital ratios of the Company and the Bank at September 30, 2019 remained well in excess of current regulatory minimum requirements. The decline in Bank regulatory capital ratios compared to the prior quarter was due in part to a special $150 million dividend from the Bank to the Parent in the third quarter of 2019 to assist in the MidSouth transaction and provide additional liquidity for the approved buyback program and other activities of the Parent. The Company and the Bank have been categorized as “well-capitalized” in the most recent notices received from our regulators. Both entities currently exceed all capital requirements of the Basel III requirements. Refer to the Supervision and Regulation section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 for further discussion of our capital requirements.

The following table shows the regulatory capital ratios for the Company and the Bank as calculated under current rules for the indicated periods.

	Well-	September 30,	June 30,	March 31,	December 31,	September 30,
	Capitalized	2019	2019	2019	2018	2018
Total capital (to risk weighted assets)
Hancock Whitney Corporation	10.00%	12.43%	12.43%	12.24%	11.99%	11.98%
Hancock Whitney Bank	10.00%	11.19%	11.81%	11.73%	11.17%	11.25%
Tier 1 common equity capital (to risk weighted assets)
Hancock Whitney Corporation	6.50%	11.02%	10.94%	10.74%	10.48%	10.36%
Hancock Whitney Bank	6.50%	10.39%	10.97%	10.88%	10.32%	10.30%
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	8.00%	11.02%	10.94%	10.74%	10.48%	10.36%
Hancock Whitney Bank	8.00%	10.39%	10.97%	10.88%	10.32%	10.30%
Tier 1 leverage capital
Hancock Whitney Corporation	5.00%	9.49%	9.10%	8.85%	8.67%	8.50%
Hancock Whitney Bank	5.00%	8.95%	9.12%	8.97%	8.54%	8.46%

On July 29, 2019, our board of directors declared a regular third quarter cash dividend of $0.27 per share, consistent with the prior quarter.

On September 21, 2019, we issued approximately 5.0 million shares of common stock at $38.42 as consideration in the acquisition of MidSouth. Refer to Note 2 – Business Combinations for more information regarding this transaction.

On May 24, 2018, the Company’s board of directors approved a stock buyback program whereby the Company was authorized to repurchase up to 5%, or 4.3 million shares, of 85.3 million shares common stock then outstanding. The program was set to expire on December 31, 2019. Under this program, 200,000 shares of the Company’s common stock were repurchased at an average price of $41.30 per share.

On September 23, 2019, the Company’s board of directors approved a new stock buyback program that authorizes the Company to repurchase up to 5.5 million shares of our common stock through the expiration date of December 31, 2020. The program allows the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or as otherwise determined by the Company in one or more transactions. The Company is not obligated to purchase any shares under this program, and the board of directors may terminate or amend the program at any time prior to the expiration date.

Subsequent to quarter end, we entered into an accelerated share repurchase (“ASR”) agreement with Morgan Stanley & Co. LLC (“Morgan Stanley”) to repurchase $185 million of our common stock. Pursuant to the ASR agreement, we made a $185 million payment to Morgan Stanley on October 21, 2019, and received from Morgan Stanley on the same day an initial delivery of approximately 3.6 million shares of our common stock, which represents 75% of the estimated total number of shares to be repurchased based on the October 18, 2019 closing price of our common stock. The final number of shares to be repurchased will be based generally on the volume-weighted average price per share of our common stock during the term of the ASR agreement, less a discount, and subject to possible adjustments in accordance with the terms of the ASR agreement. Final settlement of the ASR agreement is scheduled to occur no later than the third quarter of 2020.

BALANCE SHEET ANALYSIS

Securities

Investment in securities totaled $6.4 billion at September 30, 2019, up $679 million, or 12%, from June 30, 2019 and up $417 million, or 7%, from September 30, 2018. At September 30, 2019, securities available for sale totaled $3.5 billion and securities held to maturity totaled $2.9 billion.

Our securities portfolio consists mainly of residential and commercial mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies. We invest only in high quality investment grade securities with a targeted portfolio duration generally between two and five and a half years. At September 30, 2019, the average expected maturity of the portfolio was 5.75 years with an effective duration of 4.0 years and a nominal weighted-average yield of 2.63%. Management simulations indicate that the effective duration would increase to 4.21 years with a 100 bp increase in the yield curve and increase to 4.38 years with a 200 bp increase. At June 30, 2019, the average expected maturity of the portfolio was 5.41 years with an effective duration of 4.18 years and a nominal weighted-average yield of 2.75%. The average maturity of the portfolio at September 30, 2018 was 5.61 years, with an effective duration was 4.90 years and the nominal weighted-average yield was 2.54%. The changes in expected maturity, effective duration, and nominal weighted-average yield compared to prior quarter and year-over-year were primarily related to purchases during the third quarter of 2019 in anticipation of the MidSouth acquisition. Year-over-year metrics were also impacted by the fourth quarter 2018 portfolio restructure.

Loans

Total loans at September 30, 2019 were $21.0 billion, up $860.1 million, or 4%, from June 30, 2019, and up $1.5 billion, or 8%, from September 30, 2018. Growth compared to both the prior quarter and same quarter last year reflect the acquisition of $785 million in loans, net of purchase discount, from MidSouth during the third quarter of 2019. Additional net loan growth continues to be diversified across products and the Bank’s footprint. Management continues to anticipate the year-over-year average loan growth percentage for 2019 will be in the mid-single digits.

The following table shows the composition of our loan portfolio at each date indicated:

	September 30,	June 30	March 31,	December 31,	September 30,
(in thousands)	2019	2019	2019	2018	2018
Total loans:
Commercial non-real estate	$8,893,004	$8,559,118	$8,656,326	$8,620,601	$8,438,884
Commercial real estate - owner occupied	2,734,379	2,519,970	2,515,428	2,457,748	2,300,271
Total commercial and industrial	11,627,383	11,079,088	11,171,754	11,078,349	10,739,155
Commercial real estate - income producing	3,060,568	2,895,468	2,563,394	2,341,779	2,311,699
Construction and land development	1,190,718	1,144,062	1,340,067	1,548,335	1,523,419
Residential mortgages	3,004,958	2,968,271	2,933,251	2,910,081	2,846,916
Consumer	2,152,325	2,088,923	2,104,372	2,147,867	2,122,528
Total loans	$21,035,952	$20,175,812	$20,112,838	$20,026,411	$19,543,717

Our commercial customer base is diversified over a range of industries, including energy, healthcare, wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, financial and professional services, and agricultural production.

Commercial and industrial (“C&I”) loans, including both non-real estate and owner occupied real estate secured loans, totaled approximately $11.6 billion, or 55% of the total loan portfolio at September 30, 2019, an increase of $548.3 million, or 4.9%, from June 30, 2019. Approximately 70% of the linked-quarter increase is related to the MidSouth acquisition, with the remaining growth across most regions and specialty lines.

The Bank lends mainly to middle market and smaller commercial entities, although it participates in larger shared credit loan facilities. Shared national credits funded at September 30, 2019 totaled approximately $2.1 billion, or 10% of total loans, an increase of $14.7 million from June 30, 2019. Approximately $499.7 million of our shared national credits at September 30, 2019 were with energy-related customers.

Loans to borrowers in the energy sector totaled $1.0 billion at September 30, 2019, up $26.2 million, or 3%, from June 30, 2019 and $106.9 million, or 12%, compared to September 30, 2018. The linked quarter increase in energy-related loans resulted from $82 million in MidSouth acquired loans that are largely in support services sector, partially offset by net payoffs and charge-offs. While our overall energy exposure increased during the third quarter of 2019 due to the MidSouth acquisition, the level remains below our target of 5%. At

September 30, 2019, approximately $494 million, or 48%, of the energy portfolio was comprised of customers engaged in exploration and production, transportation, and storage activities. The remaining $540 million, or 52%, of the portfolio was comprised of customers engaged in onshore and offshore services and products to support exploration and production activities. We expect to continue to reduce our energy exposure through the next several quarters.

The following table provides detail of the more significant industry concentrations for our commercial and industrial loan portfolio, which is based on NAICS codes.

	September 30,		June 30,		March 31,		December 31,		September 30,
	2019		2019		2019		2018		2018
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial & industrial loans:
Real Estate and Rental and Leasing	$1,426,334	12%	$1,303,770	12%	$1,406,207	12%	$1,326,146	12%	$1,232,737	11%
Health Care and Social Assistance	1,084,884	9%	1,040,352	9%	1,083,469	10%	1,120,799	10%	1,135,040	11%
Retail Trade (a)	1,060,765	9%	1,024,031	9%	970,599	9%	937,971	8%	934,281	9%
Manufacturing (a)	1,034,030	9%	946,700	9%	922,365	8%	877,950	8%	852,643	8%
Mining, Quarrying, and Oil and Gas Extraction (a)	893,218	8%	922,055	8%	957,590	8%	1,016,870	9%	917,389	9%
Transportation and Warehousing (a)	775,869	7%	745,403	7%	746,837	7%	717,746	7%	700,698	6%
Public Administration	765,492	7%	778,622	7%	799,237	7%	814,442	7%	842,199	8%
Wholesale Trade (a)	699,993	6%	657,215	6%	657,685	6%	602,052	5%	559,638	5%
Construction	638,384	6%	619,204	6%	645,107	6%	643,932	6%	582,761	5%
Finance and Insurance	632,197	5%	610,900	5%	595,373	5%	605,663	6%	524,836	5%
Professional, Scientific, and Technical Services (a)	498,591	4%	459,794	4%	421,999	4%	462,984	4%	439,153	4%
Other Services (except Public Administration)	477,625	4%	452,958	4%	450,153	4%	436,390	4%	391,040	4%
Accommodation and Food Services	451,150	4%	415,814	4%	413,732	4%	385,958	4%	416,734	4%
Educational Services	353,366	3%	351,697	3%	353,803	3%	359,997	3%	430,238	4%
Other (a)	835,485	7%	750,573	7%	747,598	7%	769,449	7%	779,768	7%
Total commercial & industrial loans	$11,627,383	100%	$11,079,088	100%	$11,171,754	100%	$11,078,349	100%	$10,739,155	100%

(a)

Certain balances within each of these industry categories may contain loans considered to be energy related lending, as our definition of energy related is based on the borrower’s source of revenue. The energy related portfolio totaled approximately $1.0 billion at September 30, 2019 and June 30, 2019, $1.1 billion at March 31, 2019 and December 31, 2018 and $0.9 billion at September 30, 2018.

Commercial real estate – income producing loans totaled approximately $3.1 billion at September 30, 2019, an increase of $165.1 million, or 6%, from June 30, 2019, largely due to the addition of MidSouth loans. The following table details for the preceding five quarters the end-of-period commercial real estate – income producing loan balances by property type.

	September 30,		June 30,		March 31,		December 31,		September 30,
	2019		2019		2019		2018		2018
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial real estate - income producing loans:
Retail	$637,707	21%	$607,622	21%	$542,904	21%	$507,129	22%	$499,395	22%
Office	532,191	17%	465,498	16%	436,819	17%	444,973	19%	421,965	18%
Multifamily	466,545	15%	519,808	18%	369,041	14%	332,145	14%	333,144	15%
Industrial	409,828	13%	406,926	14%	353,804	14%	311,933	13%	285,292	12%
Hotel/Motel	325,003	11%	379,385	13%	377,674	15%	374,430	16%	346,735	15%
Other	689,294	23%	516,229	18%	483,152	19%	371,169	16%	425,168	18%
Total commercial real estate - income producing loans	$3,060,568	100%	$2,895,468	100%	$2,563,394	100%	$2,341,779	100%	$2,311,699	100%

Construction and land development loans, totaling approximately $1.2 billion at September 30, 2019, increased $46.7 million, or 4%, from June 30, 2019. Residential mortgages increased $36.7 million and consumer loans increased $63.4 million during the third quarter of 2019. These increases were also primarily as a result of the MidSouth acquisition.

Allowance for Loan Losses and Asset Quality

The Company's total allowance for loan losses was $195.6 million at September 30, 2019 virtually unchanged from June 30, 2019 and down $19.0 million compared to September 30, 2018. The ratio of the allowance for loan losses to period-end loans was 0.93% at September 30, 2019 compared to 0.97% at both June 30, 2019 and December 31, 2018 with the decline resulting from the addition of MidSouth loans with no allowance as that portfolio is largely covered by the $41 million acquisition discount. Excluding the impact of MidSouth, coverage to total loans would have been flat. The relatively flat allowance (excluding the impact of MidSouth) reflects mixed credit metrics with higher commercial criticized and nonaccrual loans, largely attributable to a few shared national credit downgrades, partially offset by problem credit resolutions, payoffs, restructure to performing loans and other upgrades. The energy allowance totaled $32.0 million, or 3.1% of energy loans at September 30, 2019, up $0.5 million, or 1% from June 30, 2019. The slight increase in energy allowance reflects the replenishment of the $9.9 million of current quarter net charge-offs due to increasing concerns over borrower specific liquidity issues in the upstream subsector.

The Company’s balance of criticized commercial loans totaled $659.4 million at September 30, 2019, up $86.6 million, or 15%, compared to June 30, 2019, with $47.9 million of the increase attributable to MidSouth loans which are covered by the purchased discount. The increase in commercial criticized loans includes $63.4 million attributable to the commercial nonenergy portfolio ($43.1 million from MidSouth) and $23.1 million attributable to the energy portfolio ($4.5 million from MidSouth). Compared to September 30, 2018, criticized commercial loans were down $174.4 million, or 21%, with $98.5 million attributable to the commercial nonenergy portfolio and $76.0 million of the decrease attributable to the energy portfolio. Criticized loans are defined as those having potential weaknesses that deserve management’s close attention (risk-rated as special mention, substandard and doubtful), including both accruing and nonaccruing loans. Our commercial nonenergy criticized portfolio, totaling $378.4 million at September 30, 2019, is comprised of loans that are diversified as to both industry and geography. Commercial nonenergy criticized loans comprised 2.55% of that portfolio at September 30, 2019, compared to 2.23% at June 30, 2019 and 3.49% at September 30, 2018. At September 30, 2019, criticized loans in the energy portfolio were $281.0 million, or approximately 27% of that portfolio, up slightly compared to 26% at June 30, 2019, but down significantly from 39% at September 30, 2018.

Net charge-offs were $12.5 million, or 0.25%, of average total loans on an annualized basis in the third quarter of 2019, up from $7.2 million, or 0.14%, of average total loans in the second quarter of 2019. Commercial net charge-offs totaled $8.3 million in the third quarter of 2019, up compared to $4.3 million in the second quarter of 2019. The increase in third quarter of 2019 charge-offs is largely due to net charge-offs of $9.8 million in energy portfolio, primarily in the upstream subsector, partially offset by nonenergy commercial net recoveries. There were no energy-related net charge-offs in the second quarter of 2019 or the third quarter of 2018. Residential mortgage net charge-offs at $0.1 million were relatively flat to linked-quarter and were up from a net recovery of $1.1 million in the third quarter of 2018. Consumer net charge-offs were up $1.2 million compared to the prior quarter, but were down $0.6 million when compared to the same quarter last year.

We have completed our first round of parallel testing of the calculation of our Current Expected Credit Loss (CECL) or life of loan loss allowance that replaces the current incurred loss allowance method effective January 1, 2020. Preliminary results using September 30, 2019 information indicates a net increase of approximately 20 to 30% over our incurred loan loss reserve level utilizing the CECL models and current economic forecast; this range excludes the impact of the loans and debt securities recently acquired from MidSouth. Significant drivers in the aforementioned increase were higher calculated reserve levels for longer life real-estate secured loans and the expected funding of off-balance sheet exposures, partially offset by releases in reserves for shorter-term commercial loans. The amount of actual increase in allowance for credit losses upon adoption will be impacted by the portfolio composition and quality, as well as current economic conditions and forecasts at that time. Refer to Note 16 – Recent Accounting Pronouncements for additional discussion on status of implementation activities and our CECL estimation process.

The following table sets forth activity in the allowance for loan losses for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2019	2019	2018	2019	2018
Allowance for loan losses at beginning of period	$195,625	$194,688	$214,530	$194,514	$217,308
Loans charged-off:
Commercial non real estate	11,729	5,309	3,556	33,382	15,401
Commercial real estate - owner-occupied	66	71	526	137	7,330
Total commercial & industrial	11,795	5,380	4,082	33,519	22,731
Commercial real estate - income producing	—	—	29	10	1,633
Construction and land development	7	—	45	7	265
Total commercial	11,802	5,380	4,156	33,536	24,629
Residential mortgages	221	33	87	660	585
Consumer	5,002	3,936	5,635	13,169	18,599
Total charge-offs	17,025	9,349	9,878	47,365	43,813
Commercial non real estate	2,932	804	758	5,662	13,234
Commercial real estate - owner-occupied	63	204	7	284	282
Total commercial & industrial	2,995	1,008	765	5,946	13,516
Commercial real estate - income producing	516	—	156	518	221
Construction and land development	11	86	30	108	68
Total commercial	3,522	1,094	951	6,572	13,805
Residential mortgages	167	104	1,142	433	1,854
Consumer	862	1,000	933	2,866	4,028
Total recoveries	4,551	2,198	3,026	9,871	19,687
Total net charge-offs	12,474	7,151	6,852	37,494	24,126
Provision for loan losses	12,421	8,088	6,872	38,552	28,016
Decrease in allowance as a result of sale of subsidiary	—	—	—	—	(6,648)
Allowance for loan losses at end of period	$195,572	$195,625	$214,550	$195,572	$214,550
Ratios:
Gross charge-offs to average loans	0.33%	0.19%	0.20%	0.31%	0.30%
Recoveries to average loans	0.09%	0.04%	0.06%	0.07%	0.14%
Net charge-offs to average loans	0.25%	0.14%	0.14%	0.25%	0.17%
Allowance for loan losses to period-end loans	0.93%	0.97%	1.10%	0.93%	1.10%

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, troubled debt restructurings and foreclosed and surplus ORE and other foreclosed assets. Loans past due 90 days or more and still accruing are also disclosed.

	September 30,	December 31,
(in thousands)	2019	2018
Loans accounted for on a nonaccrual basis: (a)
Commercial non-real estate	$52,131	$26,617
Commercial non-real estate - restructured	98,574	84,036
Total commercial non-real estate	150,705	110,653
Commercial real estate - owner occupied	12,790	16,682
Commercial real estate - owner-occupied - restructured	295	213
Total commercial real estate - owner-occupied	13,085	16,895
Commercial real estate - income producing	2,848	4,991
Commercial real estate - income producing - restructured	109	—
Total commercial real estate - income producing	2,957	4,991
Construction and land development	1,184	2,134
Construction and land development - restructured	153	12
Total construction and land development	1,337	2,146
Residential mortgage	36,122	34,594
Residential mortgage - restructured	1,778	1,272
Total residential mortgage	37,900	35,866
Consumer	16,661	16,744
Consumer - restructured	215	—
Total consumer	16,876	16,744
Total nonaccrual loans	$222,860	$187,295
Restructured loans - still accruing:
Commercial non-real estate	$58,837	$130,075
Commercial real estate - owner occupied	—	7,286
Commercial real estate - income producing	379	398
Construction and land development	112	9
Residential mortgage	480	546
Consumer	1,089	728
Total restructured loans - still accruing	60,897	139,042
Total nonperforming loans	283,757	326,337
ORE and foreclosed assets	30,955	26,270
Total nonperforming assets (b)	$314,712	$352,607
Loans 90 days past due still accruing to loans (c)	$7,872	$5,589
Total restructured loans	$162,021	$224,575
Ratios:
Nonperforming assets to loans plus ORE and foreclosed assets	1.49%	1.76%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	67.06%	58.60%
Loans 90 days past due still accruing to loans	0.04%	0.03%

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

Nonperforming assets totaled $314.7 million at September 30, 2019, down $23.9 million from June 30, 2019, $37.9 million from December 31, 2018 and $76.6 million from September 30, 2018. Nonperforming loans decreased approximately $27.3 million compared to June 30, 2019, due largely to a reduction in restructured accruing loans as a result of one of our energy credits returning to a conforming market structure, as well as other activity including both net paydowns and charge-offs, partially offset by new downgrades. Our nonperforming loans included $60.9 million of accruing restructured loans, most of which are energy credits that endured challenges during the downturn in the energy cycle. Nonperforming assets as a percent of total loans, ORE and other foreclosed assets was 1.49% at September 30, 2019, down 19 bps from June 30, 2019, 27 bps from December 31, 2018 and 51 bps from September 30, 2018.

Short-Term Investments

Short-term liquidity investments, including interest-bearing bank deposits and federal funds sold, were $49.5 million at September 30, 2019. This represents a decrease of $101.5 million from June 30, 2019 and $58.6 million from September 30, 2018. These asset levels vary on a daily basis depending upon movement in customer loan and deposit accounts. Average short-term investments of $180.5 million for the third quarter of 2019 were down $48.1 million compared to the second quarter of 2019, and up $25.1 million compared to the third quarter of 2018. Short-term liquidity assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors.

Deposits

Total deposits were $24.2 billion at September 30, 2019, up $965.3 million, or 4%, from June 30, 2019, and $1.8 billion, or 8%, from September 30, 2018, which included the impact of approximately $1.3 billion of deposits assumed from the MidSouth acquisition. MidSouth deposits improved our overall deposit mix and facilitated the paydown of $223 million in brokered certificates of deposit. Average deposits for the third quarter of 2019 were $23.1 billion, down $46.2 million, or less than 1%, from the second quarter of 2019 and up $1.1 billion, or 5%, from the third quarter of 2018.

Noninterest-bearing demand deposits were $8.7 billion at September 30, 2019, up $571.8 million, or 7%, from June 30, 2019, and $545.9 million, or 7%, from September 30, 2018. The linked-quarter increase reflects the $389 million of noninterest-bearing demand deposits assumed in the MidSouth acquisition. Noninterest-bearing demand deposits comprised 36% of total deposits at September 30, 2019, 35% at June 30, 2019 and 36% at September 30, 2018.

Interest-bearing transaction and savings accounts of $8.8 billion at September 30, 2019 increased $724.2 million, or 9%, from June 30, 2019 and $786.6 million, or 10%, from September 30, 2018, with the linked-quarter and year-over-year increase mainly attributable to deposits from the MidSouth acquisition.

Interest-bearing public fund deposits totaled $3.0 billion at September 30, 2019, down $204.8 million, or 6%, from June 30, 2019, and up $341.1 million, or 13%, from September 30, 2018. The decrease in public fund deposits is related to typical seasonality and is expected to increase in fourth quarter of 2019. Time deposits other than public funds totaled $3.8 billion at September 30, 2019, down $125.9 million, or 3%, from June 30, 2019, driven primarily by a $222 million decrease in brokered certificates of deposit, partially offset by an increase in retail certificates of deposits, largely from the MidSouth acquisition. Time deposits other than public funds were up $110.0 million, or 3%, from September 30, 2018, largely due to an increase in retail certificates of deposit, primarily from the MidSouth acquisition, offset by a decrease in brokered certificates of deposit. The level of time deposits was impacted by $446 million of maturities during the third quarter of 2019 compared to $715 million in second quarter of 2019 and $239 million during the third quarter of 2018.

Short-Term Borrowings

At September 30, 2019, short-term borrowings totaled $2.1 billion, up $467.2 million, or 28%, from June 30, 2019, with increases in FHLB borrowings of $427.5 million and federal funds purchased of $124.9 million partially offset by an $85.1 million decrease in securities sold under repurchase agreements. The increase in FHLB borrowings was due largely to preparations for the MidSouth acquisition in anticipation of near-term balance sheet changes. Short-term borrowings decreased $167.8 million, or 7%, from September 30, 2018. The decrease compared to third quarter of 2018 was due in part to a portfolio restructure late in the fourth quarter where proceeds from the sale of loans and securities were used to pay down a portion of FHLB borrowings, partially offset by increases in securities sold under repurchase agreements.

Average short-term borrowings of $2.1 billion in the third quarter of 2019 were up $445.6 million, or 28%, compared to the second quarter of 2019, and down $546.8 million, or 21%, compared to the third quarter of 2018.

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

The following table shows the commitments to extend credit and letters of credit at September 30, 2019 according to expiration date.

		Expiration Date
		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$7,478,907	$3,352,245	$1,549,939	$1,622,515	$954,208
Letters of credit	389,998	303,681	41,756	44,561	—
Total	$7,868,905	$3,655,926	$1,591,695	$1,667,076	$954,208

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

The following table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in rates at September 30, 2019. Shifts are measured in 100 basis point increments in a range from -500 to +500 basis points from base case, with -100 through +300 basis points presented in the table below. Our interest rate sensitivity modeling incorporates a number of assumptions including loan and deposit repricing characteristics, the rate of loan prepayments and other factors. The base scenario assumes that the current interest rate environment is held constant over a 24-month forecast period and is the scenario to which all others are compared in order to measure the change in net interest income. Policy limits on the change in net interest income under a variety of interest rate scenarios are approved by the Board of Directors. All policy scenarios assume a static volume forecast where the balance sheet is held constant, although other scenarios are modeled.

	Estimated Increase
	(Decrease) in NII
Change in Interest Rates	Year 1	Year 2
(basis points)
-100	(4.30)%	(6.84)%
+100	1.94%	3.69%
+200	4.43%	7.77%
+300	6.76%	11.55%

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

In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. At September 30, 2019, approximately 30% of our loan portfolio consisted of variable rate loans tied to LIBOR, along with related derivatives and other financial instruments. During the third quarter of 2019, we began transition activities by modifying new and renewed loan and derivative documents to include the following terms: (1) ability for the Bank to use its discretion to determine when to name a replacement index; (2) ability for the Bank to name the replacement index; (3) ability for the Bank to adjust credit spread to the replacement index for the loan; and (4) ability for the Bank to make these changes by notifying the customer and without requiring a modification of the document. Our LIBOR transition team is continuing to monitor developments and is taking steps to ensure readiness should the LIBOR benchmark rate be discontinued.

The foregoing disclosures related to our market risk should be read in conjunction with our audited consolidated financial statements, related notes and management’s discussion and analysis included in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were effective.

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.  Exhibits

(a)  Exhibits:

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date
3.1	Composite Articles of the Company		8-K	3.1	5/24/2018
3.2	Amended and Restated Bylaws		8-K	3.2	5/24/2018
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Inline XBRL Interactive Data	X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL	X

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
(Principal Executive Officer)

/s/ Michael M. Achary
Michael M. Achary
Senior Executive Vice President & Chief Financial Officer (Principal Financial Officer)

/s/ Stephen E. Barker
Stephen E. Barker
Executive Vice President, Senior Accounting and Finance Executive (Principal Accounting Officer)

November 8, 2019