Form 10-K
period 2019-12-31
HANCOCK WHITNEY CORP
filed 2020-02-25
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36872

Hancock Whitney Corporation

(Exact name of registrant as specified in its charter)

Mississippi	64-0693170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Hancock Whitney Plaza, 2510 14th Street, Gulfport, Mississippi	39501	(228) 868-4727
(Address of principal executive offices)	(Zip Code)	Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Tit
Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
COMMON STOCK, $3.33 PAR VALUE	HWC	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer small reporting company or an emerging growth company. See definitions of “ large accelerated filer” “accelerated filer,” “smaller reporting company,” and “emerging growth company”in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 14, 2020 was $3.5 billion based upon the closing market price on NASDAQ on June 30, 2019. For purposes of this calculation only, shares held by nonaffiliates are deemed to consist of (a) shares held by all shareholders other than directors and executive officers of the registrant plus (b) shares held by directors and officers as to which beneficial ownership has been disclaimed.

On January 31, 2020, the registrant had 87,236,434 shares of common stock outstanding.

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

Hancock Whitney Corporation

Glossary of Defined Terms

Entities:

Hancock Whitney Corporation – a financial holding company registered with the Securities and Exchange Commission

Hancock Whitney Bank – a wholly-owned subsidiary of Hancock Whitney Corporation through which Hancock Whitney Corporation conducts its banking operations

Company – Hancock Whitney Corporation and its consolidated subsidiaries

Parent – Hancock Whitney Corporation, exclusive of its subsidiaries

Bank – Hancock Whitney Bank

Other terms:

ACL – Allowance for credit losses

AFS – Available for sale securities

ALCO – Asset Liability Management Committee

AOCI – accumulated other comprehensive income or loss

ALLL – allowance for loan and lease losses

AMT – Alternative Minimum Tax

ASC – Accounting Standards Codification

ASR- Accelerated Share Repurchase

ASU- Accounting standard update

ATM - automated teller machine

Basel II - Basel Committee's 2004 Regulatory Capital Framework (Second Accord)

Basel III - Basel Committee's 2010 Regulatory Capital Framework (Third Accord)

Basel Committee - Basel Committee on Banking Supervision

BOLI- Bank-owned life insurance

BSA – Bank Secrecy Act

bp(s) – basis point(s)

C&I – commercial and industrial loans

Capital One - Capital One, National Association, from which the Company acquired a trust and asset management business in 2018

CD – certificate of deposit

CDE – Community Development Entity

CECL – Current Expected Credit Losses

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

MidSouth - MidSouth Bancorp, Inc., an entity the Company acquired on September 21, 2019

MDBCF – Mississippi Department of Banking and Consumer Finance

NAICS – North American Industry Classification System

n/m – not meaningful

NSF – non-sufficient funds

OCI – other comprehensive income

OD - Overdraft

ORE – other real estate

PCI – Purchased credit impaired

PPNR – pre-provision net revenue

SEC – U.S. Securities and Exchange Commission

Securities Act – Securities Act of 1933, as amended

SOFR – Secured Overnight Financing Rate

Tax Act – Tax Cuts and Jobs Act of 2017

TDR – troubled debt restructuring (as defined in ASC 310-40)

TSR – Total shareholder return

te – taxable equivalent, or a term used to indicate that a financial measure is presented on a fully taxable equivalent basis

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
•

the impact of the MidSouth transaction, the trust and asset management transaction or future business combinations on our performance and financial condition including our ability to successfully integrate the businesses;

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

ITEM 1.       BUSINESS

ORGANIZATION

Hancock Whitney Corporation is a financial services company organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended.  In 2002, the Company qualified as a financial holding company, giving it broader powers to engage in financial activities. The Company, headquartered in Gulfport, Mississippi, provides comprehensive financial services through its bank subsidiary, Hancock Whitney Bank (the “Bank”), a Mississippi state bank, and other bank and nonbank affiliates.

At December 31, 2019, our balance sheet had grown to $30.6 billion, with loans totaling $21.2 billion and deposits totaling $23.8 billion, and we had 4,136 employees on a full time equivalent basis.

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

We offer other services through bank and nonbank subsidiaries. Our nonbank subsidiary of the holding company, Hancock Whitney Investment Services, Inc., provides investment brokerage services, annuity and life insurance products, and participates in select underwriting transactions, primarily for banking clients with which we have an existing relationship. Our bank’s subsidiaries Hancock Whitney Equipment Finance, LLC and Hancock Whitney Equipment Finance and Leasing, LLC, provide commercial finance products to middle market and corporate clients, including loans, leases and related structures. We have other subsidiaries of the bank for purposes such as facilitating investments in new market tax credit activities and holding certain foreclosed assets.

We operate primarily in the Gulf South region of the U.S., comprised of southern Mississippi; southern and central Alabama; southern, central and northwest Louisiana; the northern, central, and panhandle regions of Florida; and certain areas of east and northeast Texas, including the Houston, Beaumont and Dallas areas, among others. We also operate a loan production office in Nashville, Tennessee and separate trust and investment management offices in Texas, New York and New Jersey.

Our operating strategy is to provide customers with the financial sophistication and range of products of a regional bank, while successfully retaining the commercial appeal and level of service of a community bank. Our size and scale enables us to attract and retain high quality employees, to whom we refer as associates, who are focused on executing this strategy.

Some of the most common forms of commerce along the Gulf Coast and other areas we serve are energy and related services, petrochemical refining, military and government related activities, educational and medical complexes, transportation services and port facilities, tourism and gaming.

Our priority is to grow revenue in our existing markets with controlled expenses while providing five-star service through enhanced technology and processes that make banking simpler for our clients. We have and will continue to invest in promoting new and enhanced products that contribute to the goals of continuing to diversify our sources of revenue and increasing core deposit funding.  Our September 2019 acquisition of MidSouth Bancorp, Inc. strengthened our footprint in some of our existing markets and provided entry into new markets in Louisiana and Texas. We will continue to evaluate future acquisition opportunities that have the potential to increase shareholder value, provided overall economic conditions and our capital levels support such a transaction.

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

Additionally, our loan concentration policy sets limits and manages our exposures within specified concentration tolerances, including those to particular borrowers, foreign entities, industries, and property types for commercial real estate. This policy sets standards for portfolio risk management and reporting, the monitoring of large borrower concentration limits and systematic tracking of large commercial loans and our portfolio mix. We continually monitor our concentration of commercial real estate, health care and energy-related loans to ensure the mix is consistent with our risk tolerance. We define concentration as the total of funded and unfunded commitments as a percentage of total Bank capital (as defined for risk-based capital ratios). Portfolio segment concentrations (shown as a percentage of risk-based capital) as of December 31, 2019 are as follows:

Portfolio Segment Concentrations

•	Commercial non-real estate — 451%
•	Commercial real estate - owner occupied — 118%
•	Commercial real estate-income producing and construction — 166%
•	Residential mortgage — 122%
•	Consumer real estate secured — 80%
•	Consumer other — 64%

The following details the more significant industry concentrations for commercial non-real estate and owner occupied real estate included above (shown as a percentage of risk-based capital) as of December 31, 2019:

Significant Industry Concentrations

•	Manufacturing — 56%
•	Healthcare and social service — 49%
•	Construction — 48%
•	Real estate — 47%
•	Mining, oil and gas — 46%
•	Finance and insurance — 43%
•	Wholesale trade – 42%
•	Retail trade – 40%
•	Transportation and warehousing — 36%
•	Professional, scientific and technology services — 30%
•	Government and public administration – 26%

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

Commercial non-real estate loans may be secured by the assets being financed or other tangible or intangible business assets such as accounts receivable, inventory, enterprise value, or commodity interests, and may incorporate a personal or corporate guarantee; however, some short-term loans may be made on an unsecured basis, including a small portfolio of corporate credit cards, generally issued as a part of overall customer relationships.  Asset-based loans, such as accounts receivables and commodity interest secured loans, may have limits on borrowing that are based on the collateral values.  In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

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

Owner occupied loans for the development and improvement of real property to commercial customers to be used in their business operations are underwritten subject to normal commercial and industrial credit standards and are generally subject to project tracking processes, similar to those required for commercial real estate – income producing loans.

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

The Bank approves consumer loans based on income and financial information submitted by prospective borrowers as well as credit reports collected from various credit agencies. Financial stability and credit history of the borrower are the primary factors the Bank considers in granting such loans. The availability of collateral is also a factor considered in making such loans. Consideration is also given to whether the borrower is located in the Bank’s primary market areas.

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

A significant portion of the securities portfolio is used to secure certain deposits and other liabilities requiring collateralization. We limit the percentage of securities that can be pledged in order to keep a portion of securities available to support liquidity. The securities portfolio can also be pledged to increase our line of credit available at the Federal Home Loan Bank (FHLB) of Dallas, although we have not had to do so historically.

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

The Bank also holds deposits of public entities. The Bank’s strategy for acquiring public funds, as with any type of deposit, is determined by ALCO’s funding and liquidity subcommittee while pricing strategies are determined by ALCO’s deposit pricing subcommittee. Typically, many public fund deposits are allocated based upon the rate of interest offered and the ability of a bank to provide collateralization. The Bank can influence the level of its public fund deposits through pricing decisions. Public deposits typically require the pledging of collateral, most commonly marketable securities and Federal Home Loan Bank letters of credit. This is taken into account when determining the level of interest to be paid on public deposits. The pledging of collateral, monitoring and management reporting represents additional operational requirements for the Bank. Public fund deposits are more volatile than other core deposits because they tend to be price sensitive and have large balances. Public funds are only one of many possible sources of liquidity that the Bank has available to draw upon as part of its liquidity funding strategy as set by ALCO.

Brokered deposits of $166 million at December 31, 2019 represent less than 1% of total deposits. Brokered deposits are funds which the Bank obtains through deposit brokers who sell participations in a given bank deposit account or instrument to one or more investors. These brokered deposits are fully insured by the FDIC because they are participated out by the deposit broker in shares of $250,000 or less. These brokered deposit issuances were approved by ALCO as one component of its funding strategy to support ongoing asset growth until such time as customer deposit growth ultimately replaces the brokered deposits. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the Bank may continue to accept brokered deposits as long as it is either “well-capitalized” or “adequately-capitalized.”

Trust Services

The Bank, through its trust department, offers a full range of trust services on a fee basis. In its trust capacities, the Bank provides investment management services on an agency basis and acts as trustee for pension plans, profit sharing plans, corporate and municipal bond issues, living trusts, life insurance trusts and various other types of trusts created by or for individuals, businesses, and charitable and religious organizations. At December 31, 2019, the trust department of the Bank had approximately $24.1 billion of assets under administration, comprised of investment management and investment advisory agency accounts of $5.9 billion and other custody and safekeeping accounts of $9.0 billion, corporate trust accounts of $3.9 billion, and personal, employee benefit, estate and other trust accounts totaling $5.2 billion.

COMPETITION

The financial services industry is highly competitive in our market areas. The principal factors in the competition for deposits and loans are interest rates and fee structures associated with the various products offered. We also compete through the efficiency, quality and range of services and products we provide, as well as the convenience provided by an extensive network of customer access channels including local branch offices, ATMs, online and mobile banking, and telebanking centers. In attracting deposits and in our lending activities, we generally compete with other commercial banks, savings associations, credit unions, mortgage banking firms,  securities brokerage firms, mutual funds and insurance companies, and other financial and non-financial institutions offering similar products.

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

Bank Holding Company Regulation

The Company is subject to extensive supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) pursuant to the Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”). We are required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request.  Ongoing supervision is provided through regular examinations by the Federal Reserve and other means that allow the regulators to gauge management’s ability to identify, assess and control risk in all areas of operations in a safe and sound manner and to ensure compliance with laws and regulations. In addition to regulation by the Federal Reserve as a bank holding company, the Company is subject to regulation by the State of Mississippi under its general business corporation laws, and to supervision by the Mississippi Department of Consumer Finance (the “MDBCF”).  The Federal Reserve may also examine our non-bank subsidiaries. Various federal and state bodies regulate and supervise our brokerage, investment advisory and insurance agency operations. These include, but are not limited to, the SEC, the Financial Industry Regulatory Authority (“FINRA”), federal and state banking regulators and various state regulators of insurance and brokerage activities.

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

As a financial holding company, we are permitted to engage directly or indirectly in a broader range of activities than those permitted for a bank holding company that has not elected to be a financial holding company. Financial holding companies may also engage in activities that are considered to be financial in nature, as well as those incidental or, if determined by the Federal Reserve, complementary to financial activities.  We and the Bank must each remain “well-capitalized” and “well-managed” and the Bank must receive a Community Reinvestment Act (“CRA”) rating of at least “Satisfactory” at its most recent examination in order for us to maintain our status as a financial holding company. If the Company or the Bank ceases to be “well capitalized” or “well managed” under applicable regulatory standards, or if the Bank receives a rating of less than satisfactory under the CRA, the Federal Reserve Board may, among other things, place limitations on our ability to conduct these broader financial activities or, if the deficiencies persist, require us to divest the banking subsidiary or the businesses engaged in activities permissible only for financial holding companies.

In addition, the Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any nonbanking activity or terminate its ownership or control of any nonbank subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.  As further described below, each of the Company and the Bank is well-capitalized under applicable regulatory standards as of December 31, 2019, and the Bank has a rating of “Satisfactory” in its most recent CRA evaluation.

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

Change in Control.  Federal law restricts the amount of voting stock of a bank holding company or a bank that a person may acquire without the prior approval of banking regulators. Under the federal Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to and obtain approval from the Federal Reserve before acquiring control of any bank holding company, such as the Company. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company’s voting stock. As a result, a person or entity generally must provide prior notice to the Federal Reserve before acquiring the power to vote 10% or more of our outstanding common stock.  The overall effect of such laws is to make it more difficult to acquire a bank holding company by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Investors should be aware of these requirements when acquiring shares of our stock.

Anti-tying rules.  A bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit, leases or sales of property, or furnishing of services.

Volcker Rule. The Volcker Rule generally prohibits us and our subsidiaries from (i) engaging in proprietary trading for our own account, and (ii) acquiring or retaining an ownership interest in or sponsoring a “covered fund,” all subject to certain exceptions. The Volcker Rule also specifies certain limited activities in which we and our subsidiaries may continue to engage, and required us to implement a compliance program. On October 8, 2019, the federal banking agencies issued changes to the Volcker Rule intended to simplify compliance with the Rule’s “proprietary trading” restrictions. Under the revised rules, firms that do not have significant trading activities will have simplified and streamlined compliance requirements, while firms with significant trading activity will have more stringent compliance requirements. The revisions continue to prohibit proprietary trading, while providing greater clarity and certainty for activities allowed under the law. With the changes, the agencies expect that the universe of trades that are considered prohibited proprietary trading will remain generally the same as under the agencies' 2013 rule. The rules will be effective on January 1, 2020, with a compliance date of January 1, 2021.

Capital Requirements

The Company and the Bank are required under federal law to maintain certain minimum capital levels based on ratios of capital to total assets and capital to risk-weighted assets. The required capital ratios are minimums, and the federal banking agencies may determine that a banking organization, based on its size, complexity or risk profile, must maintain a higher level of capital in order to operate in a safe and sound manner. Risks such as concentration of credit risks and the risk arising from non-traditional activities, as well as the institution’s exposure to a decline in the economic value of its capital due to changes in interest rates, and an institution’s ability to manage those risks are important factors that are to be taken into account by the federal banking agencies in assessing an institution’s overall capital adequacy. The following is a brief description of the relevant provisions of these capital rules and their potential impact on our capital levels.

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

In addition, effective January 1, 2019, the capital rules required a capital conservation buffer of CET1 capital of 2.5% above each of the minimum capital ratio requirements (CET1, Tier 1, and total risk-based capital), which is designed to absorb losses during periods of economic stress.  These buffer requirements must be met for a bank or bank holding company to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified.  Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution's holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan.  Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. All of the federal bank regulatory agencies have adopted regulations establishing relevant capital measures and relevant capital levels for federally insured depository institutions. The Bank was well capitalized at December 31, 2019, and brokered deposits are not restricted.

To be well-capitalized, the Bank must maintain at least the following capital ratios:

•	6.5% CET1 to risk-weighted assets;
•	8.0% Tier 1 capital to risk-weighted assets;
•	10.0% Total capital to risk-weighted assets; and
•	5.0% leverage ratio.

The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to the Bank, the Company’s capital ratios as of December 31, 2019 would exceed such revised well-capitalized standard. Also, the Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

In 2019, the Company’s and the Bank’s regulatory capital ratios are above the applicable well-capitalized standards and met the capital conservation buffer requirements. Based on current estimates, we believe that the Company and the Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2020.  Risk-based capital ratios and the leverage capital ratio at December 31, 2019 under currently applicable capital adequacy rules for the Company and the Bank were as follows:

			Minimum Capital
		Well-Capitalized	Plus Capital
		Under Prompt	Conservation
	Minimum	Corrective Action*	Buffer	Company	Bank
Tier 1 leverage capital ratio	4.00%	5.00	N/A %	8.76%	8.96%
Risk-based capital ratios
Common Equity Tier 1 capital	4.50%	6.50	7.00%	10.50%	10.74%
Tier 1 capital	6.00%	8.00	8.50%	10.50%	10.74%
Total risk-based capital (Tier 1 plus Tier 2)	8.00%	10.00	10.50%	11.90%	11.53%

*Applies to Bank

In December 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to address the implementation of Accounting Standards Update No. 2016-13, “Current Expected Credit Losses,” commonly referred to as CECL, effective January 1, 2020 for the Bank and Company. The final rule allows for an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL. The Company has elected to use the optional three-year phase in method and has sufficient capital to cover the day one impact of CECL. See further discussion of CECL and the impact of adoption in Note 1 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements in Item 8 – “Financial Statements and Supplementary Data” of this document.

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

Examinations. The Bank is subject to regulation, reporting, and periodic examinations by the FDIC, the Mississippi Department of Banking and Consumer Finance (the “MDBCF”), and the CFPB. These regulatory authorities routinely examine the Bank’s reserves, loan and investment quality, consumer compliance, management policies, procedures and practices and other aspects of operations. The FDIC has adopted the Federal Financial Institutions Examination Council’s (“FFIEC”) rating system and assigns each financial institution a confidential composite rating based on an evaluation and rating of six essential components of an institution’s financial condition and operations, including Capital Adequacy, Asset Quality, Management, Earnings, Liquidity and Sensitivity to Market Risk (“CAMELS”), as well as the quality of risk management practices.

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

Deposit Insurance Assessments. The Deposit Insurance Fund (“DIF”) of the FDIC insures the deposits of the Bank generally up to a maximum of $250,000 per depositor, per insured bank, for each account ownership category.  The FDIC charges insured depository institutions quarterly premiums to maintain the DIF.  Deposit insurance assessments are based on average total consolidated assets minus its average tangible equity.  For larger institutions, such as the Bank, the FDIC uses a performance score and a loss-severity score to calculate an initial assessment.   In calculating these scores, the FDIC uses a bank’s capital level and supervisory ratings (its “CAMELS ratings”) and certain financial measures to assess the institution’s ability to withstand asset-related stress and funding-related stress.  The FDIC has the ability to make discretionary adjustments to the total score based upon significant risk factors that are not adequately captured in the calculations. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits.

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

Insider Transactions. In addition to regulating capital, federal banking agencies have broad authority to prevent the development or continuance of unsafe or unsound banking practices. Pursuant to this authority, the Federal Reserve has adopted regulations that restrict preferential loans and loan amounts to “affiliates” and “insiders” of banks, require banks to keep information on loans to major shareholders and executive officers and bar certain director and officer interlocks between financial institutions.

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

Consumer Regulation. Activities of the Bank are subject to a variety of statutes and regulations designed to protect consumers. These laws and regulations include, among numerous other things, provisions that:

•	limit the interest and other charges collected or contracted for by the Bank, including rules respecting the terms of credit cards and of debit card overdrafts;
•	govern the Bank’s disclosures of credit terms to consumer borrowers;
•	require the Bank to provide information to enable the public and public officials to determine whether it is fulfilling its obligation to help meet the housing needs of the communities it serves;
•	prohibit the Bank from discriminating on the basis of race, creed or other prohibited factors when it makes decisions to extend credit;
•	govern the manner in which the Bank may collect consumer debts; and
•	prohibit unfair, deceptive or abusive acts or practices in the provision of consumer financial products and services.

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

Furthermore, the federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management. A financial institution is expected to implement multiple lines of defense against cyber-attacks and ensure that their risk management procedures address the risk posed by potential cyber threats.  A financial institution is further expected to maintain procedures to effectively respond to a cyber-attack and resume operations following any such attack. The Company has adopted and implemented an Information Security Program to comply with the regulatory cybersecurity guidance.

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

Nonbanking Subsidiaries

The Company’s nonbanking subsidiaries may also be subject to a variety of state and federal laws. For example, Hancock Whitney Investment Services, Inc. is subject to supervision and regulation by the SEC, FINRA and the State of Mississippi.

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

In 2016, the Federal Reserve, FDIC and SEC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping.  As of December 31, 2019, these rules had not been implemented.  We have instituted measures to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles—that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

Accounting and Controls

The Company is also required to file certain reports with, and otherwise comply with the rules and regulations of the SEC under federal securities laws.   For example, we are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board, and Nasdaq.  In particular, we are required to include management and independent registered public accounting firm reports on internal controls over financial reporting as part of our Annual Report on Form 10‑K in order to comply with Section 404 of the Sarbanes-Oxley Act.  We have evaluated our controls, including compliance with the SEC rules on internal controls.  The assessments of our financial reporting controls as of December 31, 2019 are included in this report under Item 9A. “Controls and Procedures.”  Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the value of our securities.

Corporate Governance

The Dodd-Frank Act addresses many investor protection, corporate governance, and executive compensation matters that affect most U.S. publicly traded companies. The Dodd-Frank Act (1) grants shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for Compensation Committee members; and (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The names, ages, positions and business experience of our executive officers as of February 24, 2020:

Name	Age	Position
John M. Hairston	56	President of the Company since 2014; Chief Executive Officer since 2008 and Chief Operating Officer from 2008 to 2014; Director since 2006.
Michael M. Achary	59	Sr. Executive Vice President since 2017; Executive Vice President from 2008 to 2016; Chief Financial Officer since 2007.
Joseph S. Exnicios	64	Sr. Executive Vice President since 2017; Executive Vice President from 2011 to 2016; President of Hancock Whitney Bank since 2011.
D. Shane Loper	54

Sr. Executive Vice President since 2017; Executive Vice President from 2008 to 2016; Chief Operating Officer since 2014; Chief Administrative Officer from 2013 to 2014; Chief Risk Officer from 2012 to 2013; Chief Risk and Administrative Officer from 2010 to 2012.

Stephen E. Barker	63	Executive Vice President since 2016; Senior Accounting and Finance Executive since 2019; Chief Accounting Officer since 2011.
Cecil W. Knight Jr.	56	Executive Vice President since 2016; Chief Banking Officer since 2016; President and owner of Alidade partners, LLC from 2012 to 2016.
Joy Lambert Phillips	64	Executive Vice President since 2009; Corporate Secretary since 2011; General Counsel since 1999.
Christopher S. Ziluca	58	Executive Vice President since 2018; Chief Credit Officer since 2018; Senior Vice President and Chief Credit Officer of Webster Bank from 2010 to 2018.

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

Our loan portfolio contains several industry and collateral concentrations including, but not limited to, commercial and residential real estate, energy and healthcare.  Due to the exposure in these concentrations, disruptions in markets, economic conditions, changes in laws or regulations or other events could cause a significant impact on the ability of borrowers to repay and may have a material adverse effect on our business, financial condition and results of operations.

A substantial portion of our loan portfolio is secured by real estate. In weak economies, or in areas where real estate market conditions are distressed, we may experience a higher than normal level of nonperforming real estate loans. The collateral value of the portfolio and the revenue stream from those loans could come under stress, and additional provisions for the allowance for credit losses could be necessitated. Our ability to dispose of foreclosed real estate at prices at or above the respective carrying values could also be impaired, causing additional losses.

At December 31, 2019, energy or energy-related loans comprised approximately 4.5% of our loan portfolio. Weakness in the oil and gas sector continues to impact many energy-related entities’ profitability, liquidity and/or enterprise value. Global markets for oil and gas have and may continue to be impacted by the coronavirus pandemic and/or other events beyond our control. Further volatility in commodity prices could have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas and Louisiana, two of our core markets. Such circumstances could have a material adverse effect on the performance of energy-related businesses and other commercial segments in these markets, and, in turn, on our financial condition and results of operations.

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

In addition, loan originations, and potentially loan revenues, could be adversely impacted by sharply rising interest rates. If market rates of interest increase, it would increase debt service requirements for some of our borrowers; adversely affect those borrowers’ ability to pay as contractually obligated; potentially reduce loan demand or result in additional delinquencies or charge-offs; and increase the cost of our deposits, which are a primary source of funding.

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

An underperforming stock market could adversely affect wealth management fees associated with managed securities portfolios and could also reduce brokerage transactions, therefore reducing investment brokerage revenues. An increase in inflation could cause our operating costs related to salaries and benefits, technology, and supplies to increase at a faster pace than revenues.

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

Interest rates and our financial performance are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market transactions in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, we cannot predict the potential impact of future changes in interest rates, deposit levels, and loan demand on our business and earnings. Furthermore, the actions of the U.S. government and other governments may result in currency fluctuations, exchange controls, market disruption, material decreases in the values of certain of our financial assets and other adverse effects.

The Federal Reserve raised rates nine times during 2015-2018, and reduced rates three times in 2019. Further rate changes reportedly are dependent on the Federal Reserve’s assessment of economic data as it becomes available. If interest rates continue to decline, our net interest income may decrease. In addition, a decrease in interest rates could negatively impact our margins and profitability. As the Federal Reserve Board increases the Fed Funds rate, overall interest rates have also risen, which may negatively impact the U.S. economy.  Further, changes in monetary policy, including changes in interest rates, could influence (i) the amount of interest we receive on loans and securities, (ii) the amount of interest we pay on deposits and borrowings, (iii) our ability to originate loans and obtain deposits, (iv) the fair value of our assets and liabilities, and (v) the reinvestment risk associated with changes in the duration of our mortgage-backed securities portfolio. When interest-bearing liabilities reprice or mature more quickly than interest-earning assets, an increase in interest rates generally would tend to result in a decrease in net interest income.

Changes in U.S. trade policies and other factors beyond the Company's control, including the imposition of tariffs and retaliatory tariffs, may adversely impact its business, financial condition and results of operations.

In recent years, there has been discussion and dialogue regarding potential changes to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by such countries. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliation tariffs have been proposed. Such tariffs, retaliatory tariffs or other trade restrictions on products and materials that the Company's customers import or export, including among others, agricultural products, could cause the prices of its customers' products to increase, which could reduce demand for such products, or reduce its customer margins, and adversely impact their revenues, financial results and ability to service debt. This, in turn, could adversely affect the Company's financial condition and results of operations.

In addition, to the extent changes in the political environment have a negative impact on the Company or on the markets in which the Company operates its business, results of operations and financial condition could be materially and adversely impacted in the future. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to negatively impact the Company's and/or its customers' costs, demand for its customers' products, and/or the U.S. economy or certain sectors thereof and, thus, adversely impact the Company's business, financial condition and results of operations.

United Kingdom’s exit from the European Union (“Brexit”) could adversely affect financial markets generally.

The uncertainty regarding Brexit could adversely affect financial markets generally. While the Company has limited direct loans to or deposits from foreign entities, the uncertain impact of Brexit on British and European businesses, financial markets, and related businesses in the United States could also adversely affect financial markets generally. The commercial soundness of many financial institutions may be closely interrelated as a result of relationships between the institutions. As a result, concerns about, or a default or threatened default by, one institution could lead to significant market-wide liquidity and credit problems, losses or defaults by other institutions. The Company’s business could be adversely affected directly by the default of another institution or if the financial services industry experiences significant market-wide liquidity and credit problems.

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

A substantial portion of our variable rate loans are indexed to LIBOR.  While many of these loans contain either provisions for the designation of an alternate benchmark rate or “fallback” provisions providing for alternative rate calculations in the event LIBOR is unavailable, not all of our loans, derivatives or financial instruments contain such provisions, and the existing provisions and/or recent modifications to our documents to address transition may not adequately address the actual changes to LIBOR or the financial impact of successor benchmark rates.  We may not be able to successfully amend these loans, derivatives and financial instruments to provide for alternative benchmarks or alternative rate calculations and such amendments could prove costly and may impact our ability to maintain hedge accounting treatment on certain cash flow hedges. Even with provisions allowing for designation of alternative benchmarks or “fallback” provisions, changes to or the discontinuance of LIBOR could result in customer uncertainty and disputes arising as a consequence of the transition from LIBOR. All of this could result in damage to our reputation, loss of customers and additional costs to us, all of which could be material.

Tax law and regulatory changes could adversely affect our financial condition and results of operations.

The Tax Cuts and Jobs Act enacted in 2017 provided significant changes to U.S. corporate and individual tax laws. Future changes to tax laws, including a repeal of all or part of this Act, could significantly impact our business in the form of greater than expected income tax expense. Such changes may also negatively impact the financial condition of our customers and/or overall economic conditions.

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

We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for estimated loan losses based on a number of factors. This process requires subjective and complex judgments, including analysis of economic or market conditions that might impair the ability of borrowers to repay their loans. If our assumptions or judgments prove to be incorrect, the allowance for credit losses may not be sufficient to cover actual credit losses. We may have to increase our allowance in the future in response to the request of one of our primary banking regulators, to adjust for changing conditions and assumptions, to adjust for changes in resolution strategies, or as a result of any deterioration in the quality of our loan and lease portfolio. Losses in excess of the existing allowance or any provisions for loan losses taken to increase the allowance will reduce our net income and could materially adversely affect our financial condition and results of operations. Future provisions for loan losses may vary materially from the amounts of past provisions.

Effective January 1, 2020, the Company was required to and has adopted Accounting Standards Update 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (commonly referred to as Current Expected Credit Losses, or CECL) that changed the approach to recognizing credit losses from an “incurred loss” methodology. Under the incurred loss methodology, credit losses were recognized only when the losses were probable or had been incurred; under CECL, entities are required to recognize the full amount of expected credit losses for the lifetime of the financial assets, based on historical experience, current conditions and reasonable and supportable forecasts. While the standard does not impact actual losses, it does accelerate the timing of the recognition of losses and adds additional uncertainty and potential volatility with added length of forecast period and additional assumptions such as prepayment speeds and funding of lending commitments not previously impacting the allowance. Changes in forecast assumptions may result in an unfavorable impact to our results of operations and our capital level.

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

Our ability to adequately conduct and grow our business is dependent on our ability to create and maintain an appropriate operational and organizational control infrastructure. Operational risk can arise in numerous ways including employee fraud, theft or malfeasance; customer fraud; and control lapses in bank operations and information technology. Because the nature of the financial services business involves a high volume of transactions, certain errors in processing or recording transactions appropriately may be repeated or compounded before they are discovered. We have recently and plan to continue to make investments in new technologies for sales and service, including mobile and online banking, as well as teller, customer service and loan origination platforms. These new technologies and/or operational changes may lead to increased operational risk. Our dependence on our employees and automated systems, including the automated systems used by acquired entities and third parties, to record and process transactions may further increase the risk that technical failures or tampering of those systems will result in losses that are difficult to detect. We are also subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control. In addition, products, services and processes are continually changing and we may not fully appreciate or identify new operational risks that may arise from such changes. Failure to maintain an appropriate operational infrastructure can lead to loss of service to customers, additional expenditures related to the detection and correction of operational failures, reputational damage and loss of customer confidence, legal actions, and noncompliance with various laws and regulations.

We continuously monitor our operational and technological capabilities and make modifications and improvements when we believe it to be appropriate to do so. However, there are inherent limits to such capabilities. In some instances, we may build and maintain these capabilities ourselves. We also outsource some of these functions to third parties. These third parties may experience errors or disruptions that could adversely impact us and over which we may have limited control. Third parties may fail to properly perform services or comply with applicable laws and regulations, and replacing third party providers could entail significant delay and expense. We also face risk from the integration of new infrastructure platforms and/or new third party providers of such platforms into existing businesses.

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

We, or third-parties from whom we license critical information technology systems, may be alleged to have infringed upon intellectual property rights owned by others.

Competitors or other third parties may allege that we, or consultants or other third parties retained or indemnified by us or from whom we license critical information technology systems, infringe on their intellectual property rights. Given the complex, rapidly changing and competitive technological and business environment in which we operate, and the potential risks and uncertainties of intellectual property-related litigation, an assertion of an infringement claim against us or our vendors may cause us to spend significant amounts to defend the claim (even if we ultimately prevail); to pay significant money damages; to lose significant revenues; to be prohibited from using the relevant systems, processes, technologies or other intellectual property; to cease offering certain products or services or to incur significant license, royalty or technology development expenses. Moreover, it has become common in recent years for individuals and groups to purchase intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies like ours. Even in instances where we believe that claims and allegations of intellectual property infringement against us are without merit, defending against such claims is time consuming and expensive and could result in the diversion of time and attention of our management and employees. In addition, although in some cases a third party may have agreed to indemnify us for such costs, such indemnifying party may refuse, or be unable, to uphold its contractual obligations.

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

We cannot predict whether or to what extent damage caused by future hurricanes and other disasters will affect our operations or the economies in our market areas, but such events could cause a decline in loan originations, a decline in the value or destruction of properties securing the loans and an increase in the risk of delinquencies, foreclosures or loan losses. Climate change may be increasing the nature, severity and frequency of adverse weather conditions, making the impact from these types of natural disasters on us or our customers worse.

We rely on the existence of, and ability of private and public insurance programs to provide coverage for these types of events. The unavailability of these types of coverage or the inability of these entities to perform could have a materially adverse impact on our operations.

Societal responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. The Company and its customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions, operating process changes, and the like. The impact on our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. Among the impacts to the Company could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

We are exposed to reputational risk.

Negative public opinion can result from our actual or alleged improper activities, such as lending practices, data security breaches, corporate governance policies and decisions, and acquisitions, any of which may damage our reputation. Negative public opinion can also result from action or inaction related to environmental, social and corporate governance matters. Additionally, actions taken by government regulators and community organizations may also damage our reputation. Negative public opinion could adversely affect our ability to attract and retain customers or expose us to litigation and regulatory action.

Employee misconduct could expose us to significant legal liability and reputational harm.

We are vulnerable to reputational harm because we operate in an industry in which integrity and the confidence of our customers are of critical importance. Our employees could engage in fraudulent, illegal, wrongful or suspicious activities, and/or activities resulting in consumer harm that adversely affects our customers and/or our business. The precautions we take to detect and prevent such misconduct may not always be effective and regulatory sanctions and/or penalties, serious harm to our reputation, financial condition, customer relationships and ability to attract new customers. In addition, improper use or disclosure of confidential information by our employees, even if inadvertent, could result in serious harm to our reputation, financial condition and current and future business relationships. The precautions we take to detect and prevent such misconduct may not always be effective.

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

Adverse events or circumstances could impact the recoverability of our intangible assets including significant loss of core deposits, customer relationships acquired in our trust and asset management transaction, losses of acquired credit card accounts and/or balances, increased competition or adverse changes in the economy. To the extent these intangible assets are deemed unrecoverable, a non-cash impairment charge would be recorded. While an impairment charge does not impact regulatory capital, it could have a material adverse effect on our results of operations.

Risks Related to Our Business Strategy

We are subject to industry competition which may have an impact upon our success.

Our profitability depends on our ability to compete successfully in a highly competitive market for banking and financial services, and we expect such challenges to continue. Certain of our competitors are larger and have more resources than we do. We face competition in our regional market areas from other commercial banks, savings associations, credit unions, mortgage banking firms, securities brokerage firms, mutual funds and insurance companies, and other financial institutions that offer similar services. Some of our nonbank competitors are not subject to the same extensive supervision and regulation to which we or the Bank are subject, and may accordingly have greater flexibility in competing for business. Over time, certain sectors of the financial services industry have become more concentrated, as institutions involved in a broad range of financial services have been acquired by other firms. These developments could result in our competitors gaining greater capital and other resources, or being able to offer a broader range of products and services with more geographic range.

Another competitive factor is that the financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services. Our future success may depend, in part, on our ability to use technology competitively to offer products and services that provide convenience to customers and create additional efficiencies in our operations. The widespread adoption of new technologies has and will continue to require us to make substantial capital expenditures to modify or adapt our systems to remain competitive and offer new products and services. Our ability to effectively implement new technologies to improve our operations and systems will impact our competitive position in the financial services industry. Furthermore, we may not be successful in introducing new products and services in response to industry trends or developments in technology, or those new products may not be accepted by customers.

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

We must generally satisfy several conditions, including receiving federal regulatory approval, in order execute most acquisition transactions. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, financial condition, and future prospects. The regulators also review current and projected capital ratios and levels; the competence, experience, and integrity of management and its record of compliance with laws and regulations; the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the Community Reinvestment Act) and the effectiveness of the acquiring institution in combating money laundering activities. We cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. We may also be required to sell banks or branches as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition. Additionally, federal and/or state regulators may charge us with regulatory and compliance failures of an acquired business that occurred prior to the date of acquisition, and such failures may result in the imposition of formal or informal enforcement actions.

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

In addition to the acquisition of existing financial institutions, as opportunities arise, we may explore de novo branching as a part of our internal growth strategy and possibly enter into new markets through de novo branching. De novo branching and any acquisition carry numerous risks, including the following:

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

The preparation of consolidated financial statements in conformity with U.S generally accepted accounting principles (“GAAP”), including the accounting rules and regulations of the Commission and the FASB, requires management to make significant estimates and assumptions that impact our financial statements by affecting the value of our assets or liabilities and results of operations. Some of our accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because materially different amounts may be reported if different estimates or assumptions are used. If such estimates or assumptions underlying our financial statements are incorrect, our financial condition and results of operations could be adversely affected.

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

The Company operates 217 full service banking and financial services offices and 288 automated teller machines across our market, primarily in the Gulf south corridor, including southern Mississippi; southern and central Alabama; southern, central and northwest Louisiana; the northern, central, and panhandle regions of Florida; and certain areas of east Texas, including Houston, Beaumont and Dallas, among others. Additionally, the Company operates a loan production office in Nashville, Tennessee and five trust and asset management offices in New York, New Jersey, Mississippi and Texas. The Company owns approximately 48% of these facilities, and the remaining banking facilities are subject to leases, each of which we consider reasonable and appropriate for its location. We ensure that all properties, whether owned or leased, are maintained in suitable condition. We also evaluate our banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations, closures or possible sales. The Bank and subsidiaries of the Bank hold a variety of property interests acquired in settlement of loans. Some of these properties were acquired in transactions before 1979 and are carried at nominal amounts on our balance sheet and reflected a net gain of $0.1 million in our operating results in 2019.

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

PART II

ITEM 5.       MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock trades on the NASDAQ Global Select Market under the ticker symbol “HWC.” There were 8,754 active holders of record of the Company’s common stock at January 31, 2020 and 87,236,434 shares outstanding.

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

The performance graph compares the cumulative five-year shareholder return on the Company’s common stock, assuming an investment of $100 on December 31, 2014 and the reinvestment of dividends thereafter, to that of the common stocks of United States companies reported in the Nasdaq Total Return Index and the common stocks of the KBW Regional Banks Total Return Index. The KBW Regional Banks Total Return Index is a proprietary stock index of Keefe, Bruyette & Woods, Inc., that tracks the returns of 50 regional banking companies throughout the United States.

Equity Compensation Plan Information

The following table provides information as of December 31, 2019 with respect to shares of common stock that may be issued under the Company’s equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	214,006	(1)	$30.84	(2)	399,831
Equity compensation plans not approved by security holders	6,891	(3)	46.04	(3)	—
Total	220,897				399,831

(1)

Includes 67,426 shares potentially issuable upon the vesting of outstanding restricted share units and 11,826 shares potentially issuable upon the vesting of outstanding performance share units that represent awards deferred into the Company’s Nonqualified Deferred Compensation Plan. Also includes 113,100 performance share awards at 100% of target. If the highest level of performance conditions is met, the total performance shares issued would be 220,700 and the total performance share units issued would be 23,652.

(2)	The weighted average exercise price relates only to the exercise of outstanding options included in column (a)
(3)	Represents securities to be issued upon the exercise of options that were assumed by the Company in the acquisition of MidSouth Bancorp, Inc.

Issuer Purchases of Equity Securities

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

On October 18, 2019, the Company entered into an accelerated share repurchase (“ASR”) agreement with Morgan Stanley & Co. LLC (“Morgan Stanley”) to repurchase $185 million of the Company’s common stock. Pursuant to the ASR agreement, the Company made a $185 million payment to Morgan Stanley on October 21, 2019, and received from Morgan Stanley an initial delivery of approximately 3.6 million shares of our common stock, which represented 75% of the estimated total number of shares to be repurchased based on the October 18, 2019 closing price of our common stock. The final number of shares to be repurchased will be based generally on the volume-weighted average price per share of common stock during the term of the ASR agreement, less a discount, and subject to possible adjustments in accordance with the terms of the ASR agreement. Final settlement of the ASR agreement is scheduled to occur no later than the third quarter of 2020.

Under a prior Board approved stock buyback program in place from May 2018 to September 2019, the Company repurchased 200,000 shares of its common stock at an average price of $41.30 per share.

Common stock repurchase activity during the fourth quarter of 2019 was as follows:

	Total Number of Shares of Units Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
Oct 1, 2019 - Oct 31, 2019	3,611,870	$38.42	3,611,870	1,888,130
Nov 1, 2019 - Nov 30, 2019	—	—	—	1,888,130
Dec 1, 2019 - Dec 31, 2019	—	—	—	1,888,130
Total	3,611,870	$38.42	3,611,870

ITEM 6.       SELECTED FINANCIAL DATA

The following tables set forth certain selected historical consolidated financial data and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included in Item 8. “Financial Statements and Supplementary Data.”  An overview of non-GAAP measures and the reasons why management believes they are useful is included in Item 7. “Reconciliation of non-GAAP measures.” Appear later in this item.

	Years Ended December 31,
(in thousands, except per share data)	2019	2018	2017	2016	2015
Income Statement:
Interest income	$1,125,782	$1,028,268	$900,581	$732,167	$679,646
Interest income (te) (a) (b)	1,140,556	1,044,445	934,971	758,006	693,234
Interest expense	230,565	179,430	108,269	73,051	54,472
Net interest income (te) (a) (b)	909,991	865,015	826,702	684,955	638,762
Provision for credit losses	47,708	36,116	58,968	110,659	73,038
Noninterest income	315,907	285,140	267,781	250,781	237,284
Noninterest expense	770,677	715,746	692,691	612,315	619,655
Income before income taxes	392,739	382,116	308,434	186,923	169,765
Income tax expense	65,359	58,346	92,802	37,627	38,304
Net income	$327,380	$323,770	$215,632	$149,296	$131,461
For informational purposes only:
Nonoperating items, pretax
Nonoperating noninterest (income)	$—	$541	$(4,352)	$—	$(333)
Merger-related costs	32,666	6,187	19,370	—	—
Other nonoperating expense	—	22,756	9,103	4,978	16,241
Impact of re-measurement of deferred tax asset (c)	—	—	19,520	—	—
Common Share Data:
Earnings per share:
Basic earnings per share	$3.72	$3.72	$2.49	$1.87	$1.64
Diluted earnings per share	3.72	3.72	2.48	1.87	1.64
Cash dividends paid	1.08	1.02	0.96	0.96	0.96
Book value per share (period-end)	39.62	35.98	33.86	32.29	31.14
Tangible book value per share (period-end)	28.63	25.62	24.05	23.87	21.74

(a)

Interest income includes the net impact of discount accretion and premium amortization arising from business combinations totaling $23.2 million, $23.1 million, $28.3 million, $19.3 million and $35.1 million for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively.

(b)

For analytical purposes, management adjusts interest income and net interest income for tax-exempt items to a taxable equivalent basis using a federal income tax rate of 21% for the years 2019 and 2018 and 35% for all other periods presented.

(c)	Income tax expense resulting from re-measurement of the net deferred tax asset following the enactment of the Tax Act.

	At and For the Years Ended December 31,
(in thousands)	2019	2018	2017	2016	2015
Period-End Balance Sheet Data:
Total loans, net of unearned income (a)	$21,212,755	$20,026,411	$19,004,163	$16,752,151	$15,703,314
Loans held for sale	55,864	28,150	39,865	34,064	20,434
Securities	6,243,313	5,670,584	5,888,380	5,017,128	4,463,792
Short-term investments	110,229	111,094	92,384	78,177	565,555
Total earning assets	27,622,161	25,836,239	25,024,792	21,881,520	20,753,095
Allowance for loan losses	(191,251)	(194,514)	(217,308)	(229,418)	(181,179)
Goodwill and other intangible assets	962,260	887,123	836,163	708,950	728,731
Other assets	2,207,587	1,707,059	1,692,439	1,614,250	1,532,958
Total assets	$30,600,757	$28,235,907	$27,336,086	$23,975,302	$22,833,605
Noninterest-bearing deposits	$8,775,632	$8,499,027	$8,307,497	$7,658,203	$7,276,127
Interest-bearing transaction and savings deposits	8,845,097	8,000,093	8,181,554	6,910,466	6,767,881
Interest-bearing public fund deposits	3,364,416	3,006,516	3,040,318	2,563,758	2,253,645
Time deposits	2,818,430	3,644,549	2,723,833	2,291,839	2,051,259
Total interest-bearing deposits	15,027,943	14,651,158	13,945,705	11,766,063	11,072,785
Total deposits	23,803,575	23,150,185	22,253,202	19,424,266	18,348,912
Short-term borrowings	2,714,872	1,589,128	1,703,890	1,225,406	1,423,644
Long-term debt	233,462	224,993	305,513	436,280	490,145
Other liabilities	381,163	190,261	188,532	169,582	157,761
Stockholders' equity	3,467,685	3,081,340	2,884,949	2,719,768	2,413,143
Total liabilities & stockholders' equity	$30,600,757	$28,235,907	$27,336,086	$23,975,302	$22,833,605
Average Balance Sheet Data:
Total loans, net of unearned income (a)	$20,380,027	$19,378,428	$18,280,885	$16,064,593	$14,433,367
Loans held for sale	41,680	25,710	21,920	28,777	18,101
Securities (b)	5,864,228	6,020,947	5,442,829	4,706,482	4,208,195
Short-term investments	190,965	163,287	363,077	380,294	513,659
Total earning assets	26,476,900	25,588,372	24,108,711	21,180,146	19,173,322
Allowance for loan losses	(196,125)	(214,452)	(223,416)	(217,550)	(133,470)
Goodwill and other intangible assets	906,775	859,498	806,900	718,592	740,666
Other assets	1,937,899	1,522,390	1,548,556	1,497,445	1,464,502
Total assets	$29,125,449	$27,755,808	$26,240,751	$23,178,633	$21,245,020
Noninterest-bearing deposits	$8,255,859	$8,095,256	$7,777,652	$7,232,221	$6,195,234
Interest-bearing transaction and savings deposits	8,274,604	7,946,765	7,746,220	6,772,364	6,877,394
Interest-bearing public fund deposits	3,078,073	2,849,297	2,664,929	2,261,659	1,844,802
Time deposits	3,690,768	3,275,680	2,642,781	2,390,081	2,207,359
Total interest-bearing deposits	15,043,445	14,071,742	13,053,930	11,424,104	10,929,555
Total deposits	23,299,304	22,166,998	20,831,582	18,656,325	17,124,789
Short-term borrowings	1,942,144	2,190,772	2,006,896	1,412,194	1,025,133
Long-term debt	233,539	266,870	384,127	469,064	478,078
Other liabilities	347,766	198,905	211,278	177,983	174,233
Stockholders' equity	3,302,696	2,932,263	2,806,868	2,463,067	2,442,787
Total liabilities & stockholders' equity	$29,125,449	$27,755,808	$26,240,751	$23,178,633	$21,245,020

(a)	Includes nonaccrual loans.
(b)	Average securities does not include unrealized holding gains/losses on available for sale securities.

	Years Ended December 31,
($ in thousands)	2019	2018	2017	2016	2015
Performance Ratios:
Return on average assets	1.12%	1.17%	0.82%	0.64%	0.62%
Return on average common equity	9.91%	11.04%	7.68%	6.06%	5.38%
Return on average tangible common equity	13.66%	15.62%	10.78%	8.56%	7.72%
Earning asset yield (te)	4.31%	4.08%	3.88%	3.58%	3.62%
Total cost of funds	0.87%	0.70%	0.45%	0.34%	0.28%
Net interest margin (te)	3.44%	3.38%	3.43%	3.23%	3.33%
Noninterest income to total revenue (te)	25.77%	24.79%	24.47%	26.80%	27.09%
Efficiency ratio (a)	58.50%	57.77%	58.87%	62.79%	66.12%
Average loan/deposit ratio	87.47%	87.42%	87.76%	86.11%	84.28%
FTE employees (period-end)	4,136	3,933	3,887	3,724	3,921
Capital Ratios:
Common stockholders' equity to total assets	11.33%	10.91%	10.55%	11.34%	10.57%
Tangible common equity ratio (b)	8.45%	8.02%	7.73%	8.64%	7.62%
Tier 1 leverage	8.76%	8.67%	8.43%	9.56%	8.55%
Tier 1 risk-based capital	10.50%	10.48%	10.21%	11.26%	9.96%
Total risk-based capital	11.90%	11.99%	11.90%	13.21%	11.86%

Asset Quality Information:
Nonaccrual loans (c)	$245,833	$187,295	$252,800	$317,970	$159,713
Restructured loans – still accruing	61,265	139,042	120,493	39,818	4,297
Total nonperforming loans	307,098	326,337	373,293	357,788	164,010
Other real estate (ORE) and foreclosed assets	30,405	26,270	27,542	18,943	27,133
Total nonperforming assets	$337,503	$352,607	$400,835	$376,731	$191,143
Accruing loans 90 days past due (d)	$6,582	$5,589	$27,766	$3,039	$7,653
Net charge-offs	$46,997	$52,262	$68,552	$58,463	$17,821
Allowance for loan losses	$191,251	$194,514	$217,308	$229,418	$181,179
Reserve for unfunded commitments	3,974	—	—	—	—
Allowance for credit losses	$195,225	$194,514	$217,308	$229,418	$181,179
Total provision for credit losses	$47,708	$36,116	$58,968	$110,659	$73,038
Ratios:
Nonperforming assets to loans + ORE and foreclosed assets	1.59%	1.76%	2.11%	2.25%	1.22%
Accruing loans 90 days past due as a percent of loans	0.03%	0.03%	0.15%	0.02%	0.05%
Nonperforming assets + accruing loans 90 days past due to loans + foreclosed assets	1.62%	1.79%	2.25%	2.26%	1.26%
Net charge-offs to average loans	0.23%	0.27%	0.38%	0.37%	0.11%
Allowance for loan losses to period-end loans	0.90%	0.97%	1.14%	1.37%	1.15%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	60.97%	58.60%	54.18%	63.58%	105.54%

(a)	The efficiency ratio is noninterest expense to total net interest (te) and noninterest income, excluding amortization of purchased intangibles and nonoperating items.
(b)	The tangible common equity ratio is common shareholders’ equity less intangible assets divided by total assets less intangible assets.
(c)

Included in nonaccrual loans are $132.5 million, $85.5 million, $99.2 million, $81.9 million and $8.8 million of nonaccruing restructured loans at December 31, 2019, 2018, 2017, 2016 and 2015, respectively.  Nonaccrual loans and accruing loans past due 90 days or more do not include purchased credit impaired loans, which were written down to fair value upon acquisition and accrete interest income over the remaining life of the loan.

(d)	Excludes 90+ accruing troubled debt restructured loans already reflected in total nonperforming loans of $8.7 million at December 31, 2018.

Reconciliation of Non-GAAP measures:

Operating revenue (te) and operating pre-provision net revenue (te)

	Years Ended December 31,
(in thousands)	2019	2018	2017	2016	2015
Net interest income	$895,217	$848,838	$792,312	$659,116	$625,174
Noninterest income	315,907	285,140	267,781	250,781	237,284
Total revenue	$1,211,124	$1,133,978	$1,060,093	$909,897	$862,458
Taxable equivalent adjustment (a)	14,774	16,177	34,390	25,839	13,588
Nonoperating revenue	—	541	(4,352)	—	—
Operating revenue (te)	$1,225,898	$1,150,696	$1,090,131	$935,736	$876,046
Noninterest expense	(770,677)	(715,746)	(692,691)	(612,315)	(619,655)
Nonoperating expense	32,666	28,943	28,473	4,978	15,908
Operating pre-provision net revenue (te)	$487,887	$463,893	$425,913	$328,399	$272,299

Operating earnings per share - diluted

	Years Ended December 31
(in thousands, expect per share amounts)	2019	2018	2017	2016	2015
Net Income	$327,380	$323,770	$215,632	$149,296	$131,461
Net income allocated to participating securities	(5,546)	(5,930)	(4,670)	(3,598)	(3,128)
Net income available to common shareholders	$321,834	$317,840	$210,962	$145,698	$128,333
Nonoperating items, net of income tax	25,806	23,546	15,679	3,236	10,340
Income tax resulting from re-measurement of deferred tax	—	—	19,520	—	—
Nonoperating items allocated to participating securities	(435)	(439)	(731)	(82)	(233)
Operating earnings available to common shareholders	$347,205	$340,947	$245,430	$148,852	$138,440
Weighted average common shares - diluted	86,599	85,521	84,963	77,949	78,307
Earnings per share - diluted	$3.72	$3.72	$2.48	$1.87	$1.64
Operating earnings per share - diluted	$4.01	$3.99	$2.89	$1.91	$1.77

(a) Taxable equivalent (te) amounts are calculated using a federal income tax rate of 21% for 2019 and 2018, and 35% for all other periods presented.

ITEM 7.       MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes and events in the financial condition and results of operations of Hancock Whitney Corporation and subsidiaries during the year ended December 31, 2019 and selected prior periods. This discussion and analysis is intended to highlight and supplement financial and operating data and information presented elsewhere in this report, including the consolidated financial statements and related notes. The discussion contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements. See Forward-Looking Statements in Part I of this Annual Report.

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

Consistent with Securities and Exchange Commission Industry Guide 3, we present net interest income, net interest margin and efficiency ratios on a fully taxable equivalent (“te”) basis. The te basis adjusts for the tax-favored status of net interest income from certain loans and investments using the statutory federal tax rate (21% for 2019 and 2018 and 35% for all other periods presented) to increase tax-exempt interest income to a taxable-equivalent basis. We believe this measure to be the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources.

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

EXECUTIVE OVERVIEW

Our 2019 results reflect another year of growth and strong performance as year-over-year earnings increased, assets exceeded $30 billion, and both commercial criticized and total nonperforming loans declined. Capital remains strong with our tangible common equity ratio up 43 bps for the year to 8.45%. Loans at December 31, 2019 totaled $21.2 billion, up $1.2 billion or 6%, in line with guidance and net of a strategic reduction in energy lending. Deposits totaled $23.8 billion, up $653.4 million or 3% for the year. Our net interest margin for 2019 was up 6 bps to 3.44%, as management focused on improving loan yields and reducing deposit costs. We have invested in technology that enhanced digital platforms for both online and mobile banking, aimed at improving client retention and sales efficiencies. We remain focused on building upon the positive momentum from 2019 while also looking to capitalize on opportunities in our markets.

Acquisitions and Divestiture

On September 21, 2019, we completed the acquisition of MidSouth Bancorp, Inc. (“MidSouth”) (NYSE: MSL), parent company of MidSouth Bank, N.A, with simultaneous operational conversion. We acquired net assets of approximately $130 million, including loans totaling $788 million, net of a $42 million discount; cash, short-term investments and securities available for sale totaling $581 million; and deposits of $1.3 billion, which includes $390 million of noninterest-bearing deposits.

In consideration for the net assets acquired, each outstanding share of MidSouth common stock converted to 0.2952 shares of our common stock. As such, we issued approximately 5.0 million shares resulting in a transaction value of approximately $194 million.

The transaction resulted in goodwill of $63 million. Upon acquisition, we closed or consolidated 20 MidSouth branches. The Company incurred acquisition-related expenses of $33 million, or $0.29 per diluted share. The transaction was accretive to income beginning in the fourth quarter of 2019. The transaction provides the opportunity for both enhanced growth in several of our current markets, such as MidSouth’s home market of Lafayette, Louisiana, as well as opportunities for expansion into new markets in Louisiana and Texas.

On July 13, 2018, we completed the acquisition of the trust and asset management business from Capital One, National Association (“Capital One”).  The combination increased our assets under administration at the merger date to $26 billion and our assets under management to $10 billion.  In addition, we assumed approximately $217 million of customer deposit liabilities.

On March 9, 2018, we sold our consumer finance subsidiary, Harrison Finance Company, due to a change in corporate strategy.  We received cash of approximately $79 million and recorded a loss on the sale of $1 million.

For additional information on these transactions, refer to Note 2 – Acquisitions and Divestitures in Item 8. “Financial Statements and Supplementary Data.”

Current Economic Environment and Near Term Outlook

Most of our market areas experienced a modest to moderate expansion in economic activity during 2019, according to the Federal Reserve’s Summary of Commentary on Current Economic Conditions (“Beige Book”).

Manufacturing reported moderate to decelerating demand, however, optimism for the future increased. The demand for commercial real estate was strong to steady during 2019 in most of our footprint. Most of our sectors experienced positive metrics as rents continued to grow and vacancies trended downward at a modest pace, however, activity in the office market in Houston was mixed.

Activity in the energy sector expanded at the beginning of the year, began to slow during the year, and ended the year with a slight uptick.  The industry remains distressed, and access to capital is limited, especially for smaller firms, and bankruptcies are likely to rise.  However, U.S. crude oil production is projected to grow in 2020. The Company continues to proactively reduce its energy exposure in light of current conditions.

The residential real estate market experienced growth during 2019, with lower mortgage rates during the year driving increases in demand, firm price appreciation, and higher single-family sales than the previous year.

Retail sales and consumer spending activity for 2019 ended somewhat positive in most of our footprint, with an increase in retail sales and flat to improving auto sales. Online sales continue to dominate overall sales activity.  Tourism was strong over the holiday season and the outlook remains positive with healthy advance bookings.  Overall, the retail outlook improved towards the end of the year.

Financial services in our markets reported healthy loan demand and overall improving asset quality, consistent with trends in most of our portfolios. Reduced uncertainty related to tariffs and trade generally increased optimism for the future.  We believe we are positioned for continued growth in 2020.

Highlights of 2019 Financial Results

Net income for the year ended December 31, 2019 was $327.4 million compared to $323.8 million in 2018, with earnings per diluted common share unchanged at $3.72.  Following are financial highlights for the year ended December 31, 2019:

•

Net income increased $3.6 million, or 1% over 2018, to $327.4 million and included $32.7 million of merger-related expenses; net income of $323.8 million for 2018 included merger related expenses of $6.2 million and $23.3 of other nonoperating items

•	Earnings per diluted common share was $3.72 for 2019, unchanged from 2018; excluding nonoperating items, earnings per diluted common share was $4.01 for 2019 and $3.99 for 2018
•	Operating pre-provision net revenue was up $24 million, with an increase in operating revenue (te) of $75 million, partially offset by an increase in operating expense of $51 million, compared to 2018
•	Net interest margin for 2019 was 3.44%, an increase of 6 bps from 2018
•	Tangible common equity ratio was up 43 bps to 8.45%, compared to 8.02% at year-end 2018
•	Loans totaled $21.2 billion, up $1.2 billion, 6%, and in line with guidance; deposits totaled $23.8 billion, up $653 million, or 3%
•	Criticized commercial loans declined $45 million, or 7%; nonperforming loans declined by $19 million, or 6%
•	Total assets at December 31, 2019 were $30.6 billion, up $2.4 billion, or 8%, from December 31, 2018
•	Completed the acquisition of Midsouth Bancorp, Inc. (“MSL”) on September 21, 2019, with a simultaneous systems conversion

•	Board approved increased buyback authorization to 5.5 million shares and executed an accelerated share repurchase agreement in October 2019

RESULTS OF OPERATIONS

The following is a discussion of results from operations for the year ended December 31, 2019 compared to December 31, 2018.  Refer to previously filed Annual Reports on Form 10-K Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations for discussion of prior year variances.

Net Interest Income

Net interest income was $895 million for the year ended December 31, 2019, up from $849 million in 2018. Net interest income is the primary component of our earnings and represents the difference, or spread, between revenue generated from interest-earning assets and the interest expense related to funding those assets. For analytical purposes, net interest income is adjusted to a taxable equivalent basis (te) using the statutory federal tax rate (21% for both 2019 and 2018, and 35% for 2017) on tax exempt items (primarily interest on municipal securities and loans).

Net interest income (te) for 2019 totaled $910 million, a $45 million, or 5%, increase from 2018. The increase in 2019 net interest income was largely volume driven, with a $0.9 billion, or 3%, increase in average earning assets partially offset by a $0.7 billion, or 4%, increase in interest-bearing liabilities, and also reflects an improved net interest margin.

The net interest margin is the ratio of net interest income (te) to average earning assets. The net interest margin increased 6 basis points (bps) to 3.44% in 2019 from 3.38% in 2018, primarily due to an improving mix in average earning assets, with a higher level of loans to earnings assets and a proactive strategy to remix our loan book towards more granular higher-yielding production, as well as the late 2018 sale of lower-yielding securities available for sale as part of an investment portfolio restructure. The improving margin also reflects our efforts to control deposit costs. Further, net interest recoveries increased $2.2 million in 2019, improving the net interest margin by 1 bp. The discussions of Asset/Liability Management and Net Interest Income at Risk in this item provide additional information regarding our management of interest rate risk and the potential impact from changes in interest rates, respectively

The overall yield on earning assets was 4.31% in 2019, up 23 bps from 2018, driven primarily by a 23 bps increase in loan yield to 4.81% in 2019.  The tax-equivalent yield on the investment securities portfolio increased 9 bps from 2018 to 2.62%. The securities yield reflects a continued shift in the mix of the portfolio to a higher concentration of higher-yielding commercial mortgage-backed securities.  Average commercial mortgage-backed securities totaled approximately $1.6 billion for the year ended December 31, 2019 compared to $1.1 billion in 2018.

The cost of funding earning assets increased 17 bps to 0.87% in 2019 from 0.70% in 2018 due largely to the Federal Reserve interest rate increases during 2018, and to a lesser extent, promotional pricing campaigns aimed at attracting and retaining deposits. However, the cost of funding earning assets began to decrease during the second half of 2019 as the Federal Reserve lowered rates three times during that period.  Total borrowing costs decreased 2 bps to 1.96% in 2019 with increased use of promotional rate federal home loan bank borrowings. Interest-free funding sources, including noninterest-bearing deposits, funded 35% of average earning assets in 2019, down from 36% in 2018.

TABLE 1. Summary of Average Balances, Interest and Rates (te) (a)

	Years Ended December 31,
	2019			2018			2017
($ in millions)	Average Balance	Interest (d)	Rate	Average Balance	Interest (d)	Rate	Average Balance	Interest (d)	Rate
Assets
Interest-Earnings Assets:
Commercial & real estate loans (te) (a)	$15,289.6	$739.0	4.83%	$14,487.3	$655.0	4.52%	$13,751.0	$584.6	4.25%
Residential mortgage loans	2,974.1	121.7	4.09	2,794.8	114.5	4.10	2,445.8	95.0	3.89
Consumer loans	2,116.3	121.5	5.74	2,096.3	117.4	5.60	2,084.1	115.1	5.52
Loan fees & late charges	—	(1.2)	0.0	—	1.3	0.0	—	(0.4)	0.0
Loans (te) (b)	20,380.0	981.0	4.81	19,378.4	888.2	4.58	18,280.9	794.3	4.35
Loans held for sale	41.7	1.9	4.50	25.7	0.9	3.68	21.9	0.9	3.88
Investment securities:
U.S. Treasury and government agency securities	134.1	3.1	2.30	142.6	3.2	2.22	128.1	2.7	2.11
Mortgage-backed securities and collateralized mortgage obligations	4,821.6	122.3	2.54	4,927.2	119.1	2.42	4,327.8	96.2	2.22
Municipals (te)	904.4	28.2	3.12	947.6	30.1	3.18	968.1	37.0	3.82
Other securities	4.1	0.1	3.79	3.6	0.1	2.62	18.8	0.4	1.92
Total investment
securities (te) (c)	5,864.2	153.7	2.62	6,021.0	152.5	2.53	5,442.8	136.3	2.50
Short-term investments	191.0	4.0	2.07	163.3	2.8	1.70	363.1	3.5	0.95
Total earning assets (te)	26,476.9	1,140.6	4.31%	25,588.4	1,044.4	4.08%	24,108.7	935.0	3.88%
Nonearning assets:
Other assets	2,844.6			2,381.9			2,355.5
Allowance for loan losses	(196.1)			(214.5)			(223.4)
Total assets	$29,125.4			$27,755.8			$26,240.8
Liabilities and Stockholders' Equity
Interest-bearing Liabilities:
Interest-bearing transaction and savings deposits	$8,274.6	$60.1	0.73%	$7,946.8	$41.7	0.52%	$7,746.2	$29.4	0.38%
Time deposits	3,690.8	73.7	2.00	3,275.7	51.9	1.59	2,642.8	28.0	1.06
Public funds	3,078.0	54.2	1.76	2,849.3	37.1	1.30	2,664.9	19.2	0.72
Total interest-bearing deposits	15,043.4	188.0	1.25	14,071.8	130.7	0.93	13,053.9	76.6	0.59
Repurchase agreements	493.3	2.6	0.52	456.0	1.1	0.23	501.7	0.6	0.12
Other short-term borrowings	1,448.9	28.6	1.98	1,734.8	35.0	2.02	1,505.2	15.1	1.01
Long-term debt	233.5	11.4	4.87	266.9	12.6	4.73	384.1	16.0	4.16
Total interest-bearing liabilities	17,219.1	230.6	1.34%	16,529.5	179.4	1.09%	15,444.9	108.3	0.70%
Noninterest-bearing:
Noninterest-bearing deposits	8,255.9			8,095.2			7,777.7
Other liabilities	347.8			198.9			211.3
Stockholders' equity	3,302.6			2,932.2			2,806.9
Total liabilities and stockholders' equity	$29,125.4			$27,755.8			$26,240.8
Net interest income (te) and margin		$910.0	3.44		$865.0	3.38		$826.7	3.43
Net earning assets and spread	$9,257.8		2.97	$9,058.9		3.00	$8,663.8		3.18
Interest cost of funding earning assets			0.87%			0.70%			0.45%

(a)	Taxable equivalent (te) amounts are calculated using federal income tax rate of 21% for 2019 and 2018 and 35% for 2017.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains or losses on available for sale securities.
(d)	Included in interest income is net purchase accounting accretion of $23.2 million, $23.1 million and $28.3 million for the years December 31, 2019, 2018, and 2017, respectively.

TABLE 2. Summary of Changes in Net Interest Income (te) (a) (b)

	2019 Compared to 2018			2018 Compared to 2017
	Due to		Total	Due to		Total
	Change in		Increase	Change in		Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income (te)
Commercial & real estate loans (te) (a)	$37,389	$46,643	$84,032	$32,215	$38,107	$70,322
Residential mortgage loans	7,337	(197)	7,140	14,101	5,430	19,531
Consumer loans	(174)	4,292	4,118	(14,823)	17,108	2,285
Loan fees & late charges	—	(2,502)	(2,502)	—	1,626	1,626
Loans (te) (c)	44,552	48,236	92,788	31,493	62,271	93,764
Loans held for sale	683	247	930	142	(47)	95
Investment securities:
U.S. Treasury and government
agency securities	(59)	(20)	(79)	318	152	470
Mortgage-backed securities and
collateralized mortgage obligations	(1,628)	4,806	3,178	14,010	8,906	22,916
Municipals	(1,357)	(590)	(1,947)	(676)	(6,150)	(6,826)
Other securities	16	46	62	(367)	98	(269)
Total investment in securities (te) (d)	(3,028)	4,242	1,214	13,285	3,006	16,291
Short-term investments	515	664	1,179	(2,515)	1,838	(677)
Total earning assets (te)	42,722	53,389	96,111	42,405	67,068	109,473
Interest-bearing transaction and
savings deposits	1,784	16,587	18,371	778	11,565	12,343
Time deposits	7,142	14,683	21,825	7,785	16,165	23,950
Public funds	3,173	13,904	17,077	1,414	16,462	17,876
Total interest-bearing deposits	12,099	45,174	57,273	9,977	44,192	54,169
Repurchase agreements	95	1,405	1,500	(59)	539	480
Other interest-bearing liabilities	(5,610)	(790)	(6,400)	2,665	17,215	19,880
Long-term debt	(1,615)	378	(1,237)	(5,339)	1,971	(3,368)
Total interest expense	4,969	46,167	51,136	7,244	63,917	71,161
Net interest income (te) variance	$37,753	$7,222	$44,975	$35,161	$3,151	$38,312

(a)	Taxable equivalent (te) amounts are calculated using a federal income tax rate of 21% for 2019 and 2018 and 35% for 2017.
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

Provision for Credit Losses

The provision for credit losses was $48 million in 2019 compared to $36 million in 2018. The 2019 provision includes net charge-offs of $47 million, or 0.23% of average loans outstanding, and a build of a $4 million reserve for unfunded lending commitments, partially offset by a $3 million release of the allowance for funded loan losses. The provision in 2018 was comprised of net charge-offs of $52 million, or 0.27% of average loans outstanding, partially offset by a reduction in the allowance for loan losses, primarily related to the reserve for energy-related loans. The $5 million year over year decrease in net charge-offs is primarily attributable to an $8 million decrease in energy net charge-offs. Non-energy net charge-offs increased $3 million from the prior period, including a $9 million fraud-related net charge-off of a lease financing facility in 2019.

Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Allowance for Credit Losses” provides additional information on changes in the allowance for credit losses and general credit quality.

Noninterest Income

Noninterest income for 2019 totaled $316 million, a $31 million, or 11%, increase from 2018. Nearly all noninterest income categories experienced increases in 2019, with significant increases in income from derivatives, bank card fees, trust fees, and secondary mortgage fees. There was no nonoperating income in 2019.  Nonoperating income for 2018 included a $1.1 million loss on the disposition of our consumer finance business and the net impact of a portfolio restructure that included a $33.2 million gain on the sale of Visa Class B common shares, offset by losses on sales of lower yielding securities of $25.5 million and loans of $7.1 million.  Nonoperating income for 2017 included $4.4 million gain on the sale of selected Hancock Horizon funds.

Table 3 presents, for each of the three years ended December 31, 2019, 2018 and 2017, the components of noninterest income, along with the percentage changes between years. Table 4 presents nonoperating income by component for the years ended December 31, 2018 and 2017.

TABLE 3. Noninterest Income

($ in thousands)	2019	% Change	2018	% Change	2017
Service charges on deposit accounts	$86,364	1%	$85,272	3%	$83,166
Trust fees	61,609	11	55,488	25	44,538
Bank card and ATM fees	66,976	11	60,440	12	53,779
Investment and annuity fees and insurance commissions	26,574	5	25,348	7	23,741
Secondary mortgage market operations	19,853	27	15,632	3	15,209
Net gains on sale of assets	593	(98)	24,654	230	7,478
Securities transactions	—	100	(25,480)	n/m	—
Income from bank-owned life insurance	14,946	20	12,424	8	11,473
Credit-related fees	11,399	3	11,065	(1)	11,140
Income from derivatives	12,958	141	5,368	(9)	5,870
Other miscellaneous income	14,635	(2)	14,929	31	11,387
Total noninterest income	315,907	11	285,140	6	267,781

n/m = not meaningful

TABLE 4. Nonoperating Income

(in thousands)	2019	2018	2017
Gain (loss) on portfolio restructure
Gain on sale of Visa Class B common shares	$—	33,229	—
Loss on sale of investment securities	—	(25,480)	—
Loss on sale of loans	—	(7,145)	—
Total net gain on portfolio restructure	—	604	—
Gain (loss) on sale of assets	—	(1,145)	4,352
Total nonoperating noninterest income	$—	(541)	4,352

Service charges on deposit accounts were up $1.1 million, or 1%, from 2018 with increases in both business service charges and consumer overdrafts, primarily due to the impact of MidSouth.

Trust fees totaled $61.6 million in 2019, a $6.1 million, or 11%, increase from 2018.  The increase in trust fees is primarily due to the acquisition of the trust and asset management business on July 13, 2018, partially offset by changes in market conditions. Trust assets under management totaled $9.4 billion at December 31, 2019, compared to $8.6 billion at December 31, 2018.

Bank card and ATM fees totaled $67.0 million in 2019, up $6.5 million, or 11%, compared to 2018. Bank card and ATM fees include income from credit card, debit card and ATM transactions, and merchant service fees. The growth over 2018 is the result of increased card activity during 2019, due in part to the MidSouth acquisition late in the third quarter.

Investment and annuity fees and insurance commissions totaled $26.6 million in 2019 compared to $25.3 million in 2018.  The $1.2 million, or 5%, increase is primarily due to increased investment sales, partially offset by a decrease in annuity sales.

Income from secondary mortgage operations totaled $19.9 million in 2019, up $4.2 million, or 27%, from a year earlier. Mortgage loan production increased by approximately 7% in 2019 compared to 2018, and the percentage of loan production sold in the secondary market increased 28%. We offer a full range of mortgage products to our customers and sell those that do not fit the rate and liquidity risk profile of our held for investment portfolio. We typically sell longer-term fixed rate loans while retaining the majority of adjustable rate loans, as well as loans generated through programs to support customer relationships, including programs for high net worth individuals and non-builder construction loans. The ultimate amount of loans sold in the secondary market relative to the amount retained by the Company is a management decision made as part of the ALCO process.

Net gains on sales of assets were $0.6 million in 2019 compared to net gains of $24.7 million in 2018.  Gains on sales of assets in 2018 included a gain of $33.2 million on the sale of Visa B shares, partially offset by a loss of $7.1 million on the sale of lower-yielding loans.  We had no net losses on securities transactions in 2019 compared to a loss of $25.5 million in 2018 on the sale of lower-yielding securities as part of our securities portfolio restructure.

Income from bank-owned life insurance (“BOLI”) increased $2.5 million, or 20%, to $14.9 million. The increase was mainly due to the income earned from a $37.9 million year-over-year increase in the average balance of insurance contracts outstanding, as well as an increase in mortality benefits.

Income from our customer interest rate derivative program totaled $13.0 million in 2019, compared to $5.4 million in 2018.  Increased derivative income reflects increased customer interest rate swap sales due to the low rate environment.  Derivative income can be volatile and is dependent upon the composition of the portfolio, customer sales activity and market value adjustments due to market interest rate movement.

Other miscellaneous income was $14.6 million in 2019, down $0.3 million, or 2%, compared to 2018. Other miscellaneous income is comprised of various items, including $4.7 million of income from small business investment companies and FHLB stock dividends, and syndication fees of $1.4 million.

Noninterest Expense

Noninterest expense for 2019 totaled $771 million, up $55 million, or 8%, compared to 2018. The largest individual components of the increase in operating expense were personnel expense, data processing and other miscellaneous expense. These increases were partially offset by a decrease in deposit insurance and regulatory fees. Explanations of the variances are discussed in more detail below. Noninterest expense for 2019 includes $32.7 million in nonoperating expenses associated with the MidSouth acquisition.  Noninterest expense for 2018 includes $28.9 million in nonoperating expenses, including $12.0 million in brand consolidation expenses, $6.2 million related to the trust and asset management acquisition, $3.3 million related to a bank-owned life insurance restructure and a $3.5 million one-time incentive bonus.

Table 5 presents, for each of the three years ended December 31, 2019, 2018 and 2017, noninterest expense, along with the percentage changes between years. Table 6 presents nonoperating expenses, included in noninterest expense (Table 5) by component for the same periods.

TABLE 5. Noninterest Expense

($ in thousands)	2019	% Change	2018	% Change	2017
Compensation expense	$362,083	9%	$330,968	3%	$320,096
Employee benefits	77,796	6	73,727	3	71,817
Personnel expense	439,879	9	404,695	3	391,913
Net occupancy expense	50,936	7	47,795	(0)	47,869
Equipment expense	18,393	12	16,367	10	14,841
Data processing expense	82,981	12	74,129	12	66,385
Professional services expense	45,007	8	41,579	3	40,235
Amortization of intangibles	20,844	(5)	22,050	(2)	22,417
Deposit insurance and regulatory fees	19,512	(38)	31,423	6	29,627
Other real estate and foreclosed assets (income) expense	671	(122)	(2,985)	12	(2,669)
Advertising	15,251	24	12,334	(18)	15,031
Corporate value and franchise taxes	15,949	17	13,595	6	12,797
Entertainment and contributions	10,777	(5)	11,359	38	8,260
Telecommunications and postage	14,588	—	14,659	—	14,686
Printing and supplies	4,947	(11)	5,548	8	5,138
Travel expenses	5,278	(1)	5,338	6	5,043
Tax credit investment amortization	4,943	(4)	5,166	7	4,850
Other retirement expense	(16,561)	(11)	(18,661)	22	(15,249)
Other miscellaneous expense	37,282	19	31,355	(1)	31,517
Total noninterest expense	$770,677	8	$715,746	3	$692,691

TABLE 6. Nonoperating Expense

(in thousands)	2019	2018	2017
Personnel expense	$7,506	$5,413	$3,662
Net occupancy expense	789	1,172	452
Equipment expense	675	1,782	325
Data processing expense	1,092	3,572	974
Professional services expense	7,075	7,236	9,681
Other real estate (income) expense	130	2	(1,511)
Advertising	2,581	756	1,389
Printing and supplies	538	1,184	183
Other expense:
Loss on restructuring of bank-owned life insurance contracts	—	3,302	—
Write-down related to termination of FDIC loss share agreement	—	—	6,603
Other miscellaneous	12,280	4,523	6,715
Total other expenses	12,280	7,825	13,318
Total nonoperating expense	$32,666	$28,943	$28,473

Total personnel expense was up $35.2 million, or 9%, in 2019 compared to 2018 primarily due to merit increases, higher production incentives, and additional operating and nonoperating personnel expense from the MidSouth acquisition and a full year of the trust and asset management business that was acquired on July 13, 2018.

Total occupancy and equipment expenses increased $5.2 million, or 8%, in 2019 compared to 2018. This increase was primarily due to higher costs in 2019 related to the MidSouth acquisition.

Data processing expense in 2019 was up $8.9 million, or 12%, from 2018. Excluding nonoperating items, data processing expense was up $11.3 million, or 16%, primarily related to cost associated with new technology investments and higher card transaction processing costs resulting from increased card activity and expenses related to MidSouth.

Professional services expense increased $3.4 million, or 8%, from 2018, primarily due to consulting and other professional fees related to the implementation of new technology aimed at becoming more scalable, effective and efficient as well as additional expenses related to MidSouth including transaction expenses and costs associated with integration.

Amortization of intangibles in 2019 totaled $20.8 million, a $1.2 million, or 5%, decrease from 2018 as a result of the accelerated amortization methods used, offset by $1.0 million of core deposit intangible amortization related to the MidSouth acquisition and $0.9 million of customer intangibles related to a full year of the wealth and asset management business acquired July 13, 2018.

Deposit insurance and regulatory fees decreased $11.9 million, or 38%, from 2018 mainly due to a reduction in the risk-based deposit insurance assessment fees and the elimination of the quarterly deposit insurance fund surcharge fees beginning with the fourth quarter of 2018.

Other real estate and foreclosed asset expense was $0.7 million in 2019, compared to net gains on other real estate dispositions of $3.0 million in 2018.  The 2018 gain was primarily related to the sale of one property.

Business development-related expenses (including advertising, travel, entertainment and contributions) were up $2.3 million, or 8% from 2018.  The increase was primarily related to the MidSouth acquisition.

Corporate value and franchise taxes were up $2.4 million, or 17%, to $15.9 million in 2019, also due to asset growth.

Noninterest expense in both 2019 and 2018 was reduced by a net credit in other retirement expense. The net credit was $2.1 million, or 11%, lower in 2019, based on performance of pension plan assets.

All other expenses increased $5.0 million, or 9%, from 2018 primarily due to costs associated with the acquisition of MidSouth, partially offset by higher 2018 losses of $3.3 million associated with the restructure of bank-owned life insurance contracts.

Income Taxes

We recorded income tax expense at an effective rate of 16.6% in 2019 and 15.3% in 2018. The effective tax rate in 2019 compared to 2018 was higher because 2018 included a $9.9 million income tax benefit from return to provision adjustments associated with various tax reform related initiatives. We are currently forecasting an effective tax rate for both the first quarter and full year 2020 of approximately 18%-19%.

Our effective tax rate has historically varied from the federal statutory rate primarily due to tax-exempt income and tax credits. Interest income on bonds issued by or loans to state and municipal governments and authorities, and earnings from the life insurance contract program are the major components of tax-exempt income.

Table 7 reconciles reported income tax expense to that computed at the statutory tax rate of 21% for the years ended December 31, 2019 and 2018, and 35% for the year ended December 31, 2017.

TABLE 7. Income Taxes

	Years Ended December 31,
(in thousands)	2019	2018	2017
Taxes computed at statutory rate	$82,475	$80,244	$107,952
Tax credits:
QZAB/QSCB	(2,840)	(3,038)	(2,570)
NMTC - Federal and State	(6,953)	(7,941)	(6,716)
LIHTC and other tax credits	(500)	(365)	—
Total tax credits	(10,293)	(11,344)	(9,286)
State income taxes, net of federal income tax benefit	7,204	8,770	4,288
Tax-exempt interest	(10,435)	(10,803)	(18,870)
Life insurance contracts	(3,901)	(2,019)	(5,360)
Employee share-based compensation	(842)	(1,380)	(5,824)
FDIC assessment disallowance	1,895	2,818	—
Return to provision adjustment	(1,459)	(9,942)	(120)
Impact of deferred tax asset re-measurement	—	—	19,520
Other, net	715	2,002	502
Income tax expense	$65,359	$58,346	$92,802

The main source of tax credits has been investments in tax-advantage securities and tax credit projects. These investments are made primarily in the markets we serve and directed at tax credits issued under the Qualified Zone Academy Bonds (“QZAB”), Qualified School Construction Bonds (“QSCB”), as well as Federal and State New Market Tax Credit (“NMTC”) and Low-Income Housing Tax Credit (“LIHTC”) programs.  The investments generate tax credits which reduce current and future taxes and are recognized when earned as a benefit in the provision for income taxes. The Tax Act repealed the provisions related to tax credit bonds effective for bonds issued after December 31, 2017.

We have invested in NMTC projects through investments in our own CDEs, as well as other unrelated CDEs. Federal tax credits from NMTC investments are recognized over a seven-year period, while recognition of the benefits from state tax credits varies from three to five years.

Based only on tax credit investments that have been made through 2019, we expect to realize benefits from federal and state tax credits over the next three years totaling $7.5 million, $7.8 million and $8.6 million for 2020, 2021 and 2022, respectively. We intend to continue making investments in tax credit projects.  However, our ability to access new credits will depend upon, among other factors, federal and state tax policies and the level of competition for such credits.

At December 31, 2019, we had a net deferred tax liability of $38 million, which is comprised of $148 million of deferred tax liabilities offset against $110 million in deferred tax assets (net of state valuation allowance). Several factors are considered in determining the recoverability of the deferred tax asset components, such as the history of taxable earnings, reversal of taxable temporary differences, future taxable income and tax planning strategies. Based on our review of these factors, we have established a $1.4 million valuation allowance for state net operating losses.

BALANCE SHEET ANALYSIS

Investment Securities

Our investment in securities was $6.2 billion at December 31, 2019, compared to $5.7 billion at December 31, 2018. The investment securities portfolio is managed by ALCO to assist in the management of interest rate risk and liquidity while providing an acceptable rate of return. At December 31, 2019, the amortized cost of securities available for sale totaled $4.6 billion and securities held to maturity totaled $1.6 billion, compared to $2.8 billion and $3.0 billion, respectively, at December 31, 2018. During the fourth quarter of 2019, we adopted Accounting Standards Update 2019-04 which permits, among other things, a one-time reclassification of debt securities eligible to be hedged under the last-of-layer-method from held to maturity to available for sale. Upon adoption, we transferred investment securities with an amortized cost of approximately $1.2 billion from the held to maturity portfolio to available for sale portfolio. With this change, the investment portfolio allocation is 75% available for sale and 25% held to maturity.

Our securities portfolio consists mainly of residential and commercial mortgage-backed securities and collateralized mortgage-backed securities that are issued or guaranteed by U.S. government agencies. We invest only in high quality investment grade securities and manage the investment portfolio duration generally between two and five and a half years. At December 31, 2019, the average expected maturity of the portfolio was 5.47 years with an effective duration of 4.16 years and a nominal weighted-average yield of 2.49%. Management simulations indicate that the effective duration would increase to 4.32 years with a 100 bp increase in the yield curve and increase to 4.47 years with a 200 bp increase. At December 31, 2018, the average expected maturity of the portfolio was 5.67 years with an effective duration of 4.67 years and a nominal weighted-average yield of 2.75%. The change in expected maturity, effective duration, and nominal weighted-average yield is primarily related to reinvestment of securities portfolio cash flow and growth during 2019. During 2019, we invested approximately $470 million in fixed rate commercial mortgage backed securities and simultaneously entered into last-of-layer swaps on these assets.

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

The amortized cost of securities at December 31, 2019 and 2018 was as follows:

TABLE 8. Debt Securities by Type

	December 31,
(in thousands)	2019	2018
Available for sale securities
U.S. Treasury and government agency securities	$98,320	$74,339
Municipal obligations	242,016	246,713
Residential mortgage-backed securities	1,910,909	1,468,912
Commercial mortgage-backed securities	1,570,765	799,060
Collateralized mortgage obligations	807,600	163,282
Corporate debt securities	8,000	3,500
	$4,637,610	$2,755,806
Held to maturity securities
U.S. Treasury and government agency securities	$50,000	$50,000
Municipal obligations	641,019	688,201
Residential mortgage-backed securities	29,687	640,393
Commercial mortgage-backed securities	539,371	357,175
Collateralized mortgage obligations	307,932	1,243,778
	$1,568,009	$2,979,547

The amortized cost, fair value and yield of debt securities at December 31, 2019, by final contractual maturity, are presented in the table below.  Securities are classified according to their final contractual maturities without consideration of scheduled and unscheduled principal amortization, potential prepayments or call options. Accordingly, actual maturities will differ from their reported contractual maturities. The expected average maturity years presented in the tables includes scheduled principal payments and assumptions for prepayments.

The following table presents debt securities maturities by type at December 31, 2019:

TABLE 9. Debt Securities Maturities by Type

	Contractual Maturity
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total	Fair Value	Weighted Average Yield (te)	Expected Average Maturity Years
Available for sale
U.S. Treasury and government agency securities	$—	$—	$—	$98,320	$98,320	$98,672	2.54%	6.6
Municipal obligations	—	1,817	33,168	207,031	242,016	249,805	3.09%	6.0
Residential mortgage-backed securities	356	48,155	470,631	1,391,767	1,910,909	1,924,157	2.50%	4.9
Commercial mortgage-backed securities	—	98,399	1,222,068	250,298	1,570,765	1,586,467	2.58%	7.5
Collateralized mortgage obligations	—	—	33,908	773,692	807,600	808,215	2.01%	2.7
Other debt securities	—	3,500	4,500	—	8,000	7,988	4.32%	3.4
Total debt securities	$356	$151,871	$1,764,275	$2,721,108	$4,637,610	$4,675,304	2.48%	5.5
Fair Value	$363	$154,646	$1,778,398	$2,741,897	$4,675,304
Weighted Average Yield	3.65%	2.79%	2.41%	2.51%	2.48%

Held to maturity
U.S. Treasury and government agency securities	$50,000	$—	$—	$—	$50,000	$50,003	1.68%	0.1
Municipal obligations	—	37,908	221,556	381,555	641,019	668,096	3.15%	5.8
Residential mortgage-backed securities	—	—	—	29,687	29,687	30,570	3.22%	4.7
Commercial mortgage-backed securities	—	102,101	437,270	—	539,371	551,264	2.70%	7.2
Collateralized mortgage obligations	—	—	13,268	294,664	307,932	311,071	2.86%	2.8
Total debt securities	$50,000	$140,009	$672,094	$705,906	$1,568,009	$1,611,004	2.89%	5.5
Fair Value	$50,003	141,929	694,992	724,080	$1,611,004
Weighted Average Yield	1.68%	2.67%	2.87%	3.04%	2.89%

Loan Portfolio

Total loans at December 31, 2019 were $21.2 billion, compared to $20.0 billion at December 31, 2018. The $1.2 billion, or 6%, increase is primarily attributable to the MidSouth transaction, as well as organic growth. We saw a $164 million decrease in legacy energy loans during 2019 and have targeted a continued reduction of our energy portfolio to a range of 2% to 4% of our total loan portfolio, with a focus on retaining our full relationship clients. Management expects full year end of period growth percentage for 2020 to be in the mid-single digits.

The composition of our loan portfolio was as follows:

TABLE 10. Loans Outstanding by Type

	December 31,
(in thousands)	2019	2018	2017	2016	2015
Total loans:
Commercial non-real estate	$9,166,947	$8,620,601	$8,297,937	$7,613,917	$6,995,824
Commercial real estate - owner occupied	2,738,460	2,457,748	2,142,439	1,906,821	1,859,469
Total commercial & industrial	11,905,407	11,078,349	10,440,376	9,520,738	8,855,293
Commercial real estate - income producing	2,994,448	2,341,779	2,384,599	2,013,890	1,553,082
Construction and land development	1,157,451	1,548,335	1,373,421	1,010,879	1,151,950
Residential mortgages	2,990,631	2,910,081	2,690,472	2,146,713	2,049,524
Consumer	2,164,818	2,147,867	2,115,295	2,059,931	2,093,465
Total loans	$21,212,755	$20,026,411	$19,004,163	$16,752,151	$15,703,314

The commercial and industrial (“C&I”) loan portfolio includes both commercial non-real estate and commercial real estate – owner occupied loans.  C&I loans totaled $11.9 billion, or 56% of the total loan portfolio, at December 31, 2019, an increase of $0.8 billion from December 31, 2018. Approximately half of the growth is related to the MidSouth transaction, with the remaining growth across the entire footprint and in most specialty lines.

Our commercial and industrial customer base is diversified over a range of industries, including wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, energy, healthcare, financial and professional services, and agricultural production. We lend mainly to middle-market and smaller commercial entities, although we do participate in larger shared-credit loan facilities with businesses well known to the relationship officers and generally operating in our market areas. Shared national credits funded at December 31, 2019 totaled approximately $2.2 billion, or 10% of total loans. Approximately $475 million of our shared national credits at December 31, 2019 were with energy-related borrowers.

Loans outstanding to customers in energy-related industries totaled $1.0 billion at December 31, 2019, or 4.5% of total loans, down $96 million compared to $1.1 billion at December 31, 2018. The decrease in energy-related loans resulted from net payoffs and charge-offs, partially offset by new originations and $69 million of MidSouth acquired loans that are mostly comprised of customers in the support service sector. At December 31, 2019, approximately $467 million, or 48%, of the energy portfolio was comprised of customers engaged in exploration and production, transportation and storage activities. The remaining $496 million, or 52%, of the portfolio was comprised of customers engaged in onshore and offshore services and products to support exploration and production activities. As noted previously, we expect to continue to reduce our energy portfolio and have targeted a concentration level between 2% and 4% of the total loan portfolio. The reduction in the energy portfolio is expected to be offset with organic growth across our entire footprint and in other specialty lines of business.

Commercial real estate – income producing loans totaled $3.0 billion at December 31, 2019, an increase of $652.7 million, or 28%, from December 31, 2018.  The increase reflects construction loans converting to permanent financing, coupled with $171 million loans from the MidSouth acquisition, as well as organic growth. The increase was partially offset by approximately $595 million in paydowns.

Construction and land development loans totaled approximately $1.2 billion at December 31, 2019, compared to $1.5 billion at December 31, 2018, a decrease of $390.9 million, or 25%. The decrease was primarily due to construction and land development loans converting to permanent financing.

Residential mortgages were up $80.6 million, or 3%, from December 31, 2018. The increase in mortgage loans is due primarily to the transfer of loans from construction and land development, as well as the addition of approximately $35 million in MidSouth loans. The increase was partially offset by increased paydowns and $45 million in loan sales during second quarter of 2019.  Consumer loans totaled $2.2 billion at December 31, 2019, an increase of $17.0 million, or 1%, compared to December 31, 2018.

The following tables provide detail of the more significant industry concentrations for our commercial and industrial loan portfolio, which is based on NAICS codes, and property type concentrations of our commercial real estate - income producing portfolios.

TABLE 11.  Commercial & Industrial Loans by Industry Concentration

	December 31,
	2019		2018
		Pct of		Pct of
($ in thousands)	Balance	Total	Balance	Total
Commercial & industrial loans:
Real estate and rental and leasing	$1,420,736	12%	$1,326,146	12%
Health care and social assistance	1,144,369	10	1,120,799	10
Retail trade (a)	1,098,787	9	937,971	8
Manufacturing (a)	1,008,904	8	877,950	8
Mining, quarrying, and oil and gas extraction (a)	842,644	7	1,016,870	9
Transportation and warehousing (a)	833,739	7	717,746	7
Public administration	774,401	7	814,442	7
Wholesale trade (a)	754,547	6	602,052	6
Construction	724,646	6	643,932	6
Finance and insurance	677,500	6	605,663	6
Professional, scientific, and technical services (a)	520,990	4	462,984	4
Accommodation and food services	456,141	4	385,958	3
Other services (except public administration)	452,702	4	436,390	4
Educational services	342,544	3	359,997	3
Other (a)	852,757	7	769,449	7
Total commercial & industrial loans	$11,905,407	100%	$11,078,349	100%

(a)

The Company’s energy-related lending portfolio includes loans within each of these selected industry categories as the definition is based on source of revenue.  The energy-related lending portfolio totaled $1.0 billion and $1.1 billion at December 31, 2019 and 2018, respectively.

TABLE 12.  Commercial Real Estate – Income Producing by Property Type Concentration

	December 31,
	2019		2018
		Pct of		Pct of
($ in thousands)	Balance	Total	Balance	Total
Commercial real estate - income producing loans:
Retail	$670,042	22%	$507,129	22%
Office	533,569	18	444,973	19
Industrial	430,517	14	311,933	13
Multifamily	407,068	14	332,145	14
Hotel/motel	374,350	13	374,430	16
Other	578,902	19	371,169	16
Total commercial real estate - income producing loans	$2,994,448	100%	$2,341,779	100%

The following table shows average loans by category for each of the prior three years and the effective taxable equivalent yield the percentage of total loans:

TABLE 13. Average Loans

	Years Ended December 31,
	2019			2018			2017
		Yield	Pct of		Yield	Pct of		Yield	Pct of
($ in thousands)	Balance	(te)	Total	Balance	(te)	Total	Balance	(te)	Total
Total loans:
Commercial & real estate loans	$15,289,645	4.83%	75%	$14,487,335	4.52%	75%	$13,751,022	4.25%	75%
Residential mortgages	2,974,094	4.09	15	2,794,804	4.10	14	2,445,787	3.89	13
Consumer	2,116,288	5.74	10	2,096,289	5.60	11	2,084,076	5.52	12
Total loans	$20,380,027	4.81%	100%	$19,378,428	4.58%	100%	$18,280,885	4.35%	100%

The following table sets forth, for the periods indicated, the approximate contractual maturity by type of the loan portfolio.

TABLE 14. Loan Maturities by Type

December 31, 2019	Maturity Range
(in thousands)	Within One Year	After One Through Five Years	After Five Years	Total
Total loans:
Commercial non-real estate	$2,341,282	$4,816,513	$2,009,152	$9,166,947
Commercial real estate - owner occupied	198,623	991,857	1,547,980	2,738,460
Total commercial & industrial	2,539,905	5,808,370	3,557,132	11,905,407
Commercial real estate - income producing	502,113	1,741,356	750,979	2,994,448
Construction and land development	274,357	409,377	473,717	1,157,451
Residential mortgages	63,699	43,613	2,883,319	2,990,631
Consumer	131,832	643,938	1,389,048	2,164,818
Total loans	$3,511,906	$8,646,654	$9,054,195	$21,212,755

The sensitivity to interest rate changes for the portion of our loan portfolio that matures after one year is shown below.

TABLE 15. Loan Sensitivity to Changes in Interest Rates

	December 31, 2019
(in thousands)	Fixed Rate	Floating Rate	Total
Total loans:
Commercial non-real estate	$3,018,102	$3,807,563	$6,825,665
Commercial real estate - owner occupied	1,751,380	788,457	2,539,837
Total commercial & industrial	4,769,482	4,596,020	9,365,502
Commercial real estate - income producing	940,142	1,552,193	2,492,335
Construction and land development	470,121	412,973	883,094
Residential mortgages	1,855,098	1,071,834	2,926,932
Consumer	811,633	1,221,353	2,032,986
Total loans	$8,846,476	$8,854,373	$17,700,849

Nonperforming Assets

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, troubled debt restructurings and other real estate owned (ORE) and foreclosed assets. Loans past due 90 days or more and still accruing are also disclosed.

TABLE 16. Nonperforming Assets

	December 31,
(in thousands)	2019	2018	2017	2016	2015
Loans accounted for on a nonaccrual basis: (a)
Commercial non-real estate loans	$49,628	$26,617	$63,387	$170,703	$83,677
Commercial non-real estate loans - restructured	129,050	84,036	89,476	78,334	5,066
Total commercial non-real estate loans	178,678	110,653	152,863	249,037	88,743
Commercial real estate - owner occupied	7,413	16,682	23,549	13,433	8,841
Commercial real estate - owner occupied - restructured	295	213	2,440	981	1,160
Total commercial real estate - owner occupied loans	7,708	16,895	25,989	14,414	10,001
Commercial real estate - income producing loans	2,489	4,991	9,054	13,147	10,225
Commercial real estate - income producing loans - restructured	105	—	5,520	807	590
Total commercial real estate - income producing loans	2,594	4,991	14,574	13,954	10,815
Construction and land development loans	1,051	2,134	3,791	3,651	15,993
Construction and land development loans - restructured	166	12	16	898	1,301
Total construction and land development loans	1,217	2,146	3,807	4,549	17,294
Residential mortgage loans	36,638	34,594	38,703	22,815	23,082
Residential mortgage loans - restructured	2,624	1,272	1,777	851	717
Total residential mortgage loans	39,262	35,866	40,480	23,666	23,799
Consumer loans	16,159	16,744	15,087	12,350	9,061
Consumer loans -restructured	215	—	—	—	—
Total consumer loans	16,374	16,744	15,087	12,350	9,061
Total nonaccrual loans	$245,833	$187,295	$252,800	$317,970	$159,713
Restructured loans - still accruing:
Commercial non-real estate loans	$59,136	$130,075	$114,224	$32,887	$—
Commercial real estate loans - owner occupied	—	7,286	1,578	493	1,638
Commercial real estate loans - income producing	373	398	3,827	5,939	2,473
Construction and land development loans	111	9	—	—	20
Residential mortgage loans	514	546	480	259	106
Consumer loans	1,131	728	384	240	60
Total restructured loans - still accruing	61,265	139,042	120,493	39,818	4,297
Total nonperforming loans	307,098	326,337	373,293	357,788	164,010
ORE and foreclosed assets	30,405	26,270	27,542	18,943	27,133
Total nonperforming assets (b)	$337,503	$352,607	$400,835	$376,731	$191,143
Loans 90 days past due still accruing (c)	$6,582	$5,589	$27,766	$3,039	$7,653
Total restructured loans	$193,720	$224,575	$219,722	$121,689	$13,131
Ratios:
Nonperforming assets to loans plus ORE and foreclosed assets	1.59%	1.76%	2.11%	2.25%	1.22%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	60.97%	58.60%	54.18%	63.58%	105.54%
Loans 90 days past due still accruing to loans	0.03%	0.03%	0.15%	0.02%	0.05%

(a)

Nonaccrual loans and accruing loans past due 90 days or more do not include purchased credit-impaired loans which were written down to fair value upon acquisition and accrete interest income the remaining life of the loan.

(b)	Includes total nonaccrual loans, total restructured loans—still accruing and ORE and foreclosed assets.
(c)	Excludes 90+ accruing troubled debt restructured loans already reflected in total nonperforming loans of $8.7 million at December 31, 2018.

Nonperforming assets decreased $15.1 million, or 4%, in 2019 to $337.5 million at December 31, 2019. Nonperforming loans, which include nonaccrual loans and TDRs still accruing, decreased $19.2 million from December 31, 2018. The decrease was primarily due to a reduction in restructured accruing loans as a result of several paydowns of energy-related loans, partially offset by the downgrades of few large energy-related and other non-energy C&I loans to nonaccrual status.

Loans modified in TDRs totaled $193.7 million at December 31, 2019 compared to $224.6 million at December 31, 2018, including $132.5 million and $85.5 million, respectively, of loans reported in nonaccrual loans. TDRs arise when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and, consequently, a modification that would otherwise not be considered is granted to the borrower. Certain loans modified in a TDR may continue to accrue interest when the individual facts and circumstances of the borrower indicate that we will collect all amounts due. Accruing TDRs totaled $61.3 million, or 20% of nonperforming loans at December 31, 2019, down from $139.0 million, or 43% of nonperforming loans at December 31, 2018. The $77.8 million decrease is mainly attributable to paydowns of energy-related loans.

Nonenergy-related nonperforming loans totaling $149.2 million at December 31, 2019 are spread across industries and geographies and do not indicate any systemic risk in our portfolios. Our energy-related nonperforming loans totaled $157.9 million at December 31, 2019.  We continue to make progress in working through our problem credits in both our energy and nonenergy portfolios and expect that improvement to continue into 2020, assuming no significant changes in economic conditions.

Allowance for Credit Losses

The allowance for credit losses represents management’s estimate of probable credit losses inherent in the loan and lease portfolios and related unfunded lending exposures at period end. We determine the allowance in accordance with applicable accounting literature as well as regulatory guidance related to receivables and contingencies. Management, with Board of Directors oversight, is responsible for ensuring the adequacy of the allowance. The allowance is evaluated for adequacy on at least a quarterly basis. For a discussion of this process, see Note 1 to the consolidated financial statements located in Item 8. “Financial Statements and Supplementary Data.”

At December 31, 2019, the allowance for credit losses was $195.2 million, consisting of $191.3 million in funded allowance for loan losses and a $4.0 million reserve for unfunded lending commitments, compared to $194.5 million at December 31, 2018. The $0.7 million increase compared to December 31, 2019 is attributable to a $4.0 million increase in the reserve for unfunded lending commitments in 2019 related to impaired reserves on letter of credit exposures, largely offset by a decrease in the funded allowance for loan losses. The energy-related allowance for credit losses increased $5.9 million to $39.1 million at December 31, 2019, with the allowance for loan losses comprising 3.3% of energy loans outstanding up from 3.1% at the prior year end. The increase in energy reserves is due largely to impaired reserves on a few reserve-based lending credits. The non-energy allowance for credit losses decreased $5.2 million to $156.1 million in 2019. The decline in the non-energy allowance is due in part to improving credit metrics and continued strong credit performance in the construction and residential mortgage portfolios.

Criticized commercial loans totaled $580.7 million at December 31, 2019, down $44.9 million, or 7%, compared to December 31, 2018, which is net of a $29.8 million of the increase attributable to MidSouth loans which are covered by the purchased discount. The decrease in commercial criticized loans includes $25.5 million attributable to the commercial nonenergy portfolio (net of $28.9 million increase from MidSouth), and $19.4 million attributable to the energy portfolio (net of $0.9 million increase from MidSouth). Criticized loans are defined as those having potential weaknesses that deserve management’s close attention (risk-rated special mention, substandard and doubtful), including both accruing and nonaccruing loans. Our commercial nonenergy criticized portfolio, totaling $320.6 million at December 31, 2019 is comprised of loans that are diversified as to both industry and geography. Commercial nonenergy criticized loans comprised 2.12% of that portfolio at December 31, 2019, down from 2.49% at December 31, 2018. At December 31, 2019, criticized loans in the energy portfolio were $260 million, or approximately 27% of that portfolio. Energy-related loans delinquent for more than 30 days, including accrual and nonaccrual loans, totaled $60.1 million, or 6%, of the energy portfolio at December 31, 2019.

The ratio of the allowance for loan losses as a percentage of period-end loans was 0.90% at December 31, 2019, compared to 0.97% at December 31, 2018. The reduction in coverage is due in part to the addition of the acquired MidSouth loans with no carryover allowance.  The allowance coverage excluding the impact of MidSouth loans totaled 0.93% at December 31, 2019.  The remaining decline in coverage year-over-year is due largely to the sizable reduction in energy loan levels that are carried at a higher coverage than the nonenergy portfolio along with overall improving credit metrics across both portfolios. Management believes the coverage levels are consistent with the risk inherent in the portfolios. Should economic conditions and/or our resolution strategies change, the level of reserves may need to be adjusted accordingly.

Net charge-offs during 2019 were $47.0 million, or 0.23%, of average total loans down from charge-offs of $52.3 million, or 0.27% of average total loans, for the year ended December 31, 2018. Net charge-offs in 2019 included a $9.0 million net fraud related charge for an equipment finance credit. Energy net charge-offs contributed $10.1 million, and $18.2 million to total losses for the years ended December 31, 2019 and 2018, respectively. Commercial nonenergy net charge-offs increased $4.9 million during 2019 to $21.7 million, due primarily to the fraud-related equipment finance charge. Residential mortgage net charge-offs were $0.4 million compared to a net recovery in 2018 of $1.6 million. Consumer net charge-offs were down $3.9 million in 2019 to $14.8 million. Net losses from the consumer finance subsidiary sold in 2018 contributed $1.5 million to the reduction compared to the prior year.

The following table sets forth activity in the allowance for loan losses for the periods indicated:

TABLE 17. Summary of Activity in the Allowance for Credit Losses

	December 31,
(in thousands)	2019	2018	2017	2016	2015
Provision and Allowance for Credit Losses
Allowance for Loan Losses:
Allowance for loan losses at beginning of period	$194,514	$217,308	$229,418	$181,179	$128,762
Loans charged-off:
Commercial non real estate	39,600	40,069	51,479	42,620	8,361
Commercial real estate - owner occupied	137	8,059	558	1,847	1,392
Total commercial & industrial	39,737	48,128	52,037	44,467	9,753
Commercial real estate - income producing	32	1,633	259	347	2,833
Construction and land development	7	334	696	982	2,834
Total Commercial	39,776	50,095	52,992	45,796	15,420
Residential mortgages	846	614	2,839	1,363	2,407
Consumer	18,455	23,913	31,430	26,107	16,831
Total charge-offs	59,077	74,622	87,261	73,266	34,658
Recoveries of loans previously charged-off:
Commercial non real estate	6,940	14,385	7,526	4,084	5,046
Commercial real estate - owner occupied	306	317	848	749	2,634
Total commercial & industrial	7,246	14,702	8,374	4,833	7,680
Commercial real estate - income producing	569	221	988	991	763
Construction and land development	140	96	1,603	2,086	3,089
Total commercial	7,955	15,019	10,965	7,910	11,532
Residential mortgages	480	2,179	1,064	895	771
Consumer	3,645	5,162	6,680	5,998	4,534
Total recoveries	12,080	22,360	18,709	14,803	16,837
Total net charge-offs	46,997	52,262	68,552	58,463	17,821
Provision for loan losses	43,734	36,116	58,968	110,659	73,038
Decrease in allowance as a result of sale of subsidiary	—	(6,648)	—	—	—
Decrease in FDIC loss share receivable	—	—	(2,526)	(3,957)	(2,800)
Allowance for loan losses at end of period	$191,251	$194,514	$217,308	$229,418	$181,179
Reserve for Unfunded Lending Commitments:
Reserve for unfunded lending commitments at beginning of period	—	—	—	—	—
Provision for losses on unfunded lending commitments	3,974	—	—	—	—
Reserve for unfunded lending commitments at end of period	$3,974	$—	$—	$—	$—
Total Allowance for Credit Losses	$195,225	$194,514	$217,308	$229,418	$181,179
Total Provision for Credit Losses	$47,708	$36,116	$58,968	$110,659	$73,038
Ratios:
Gross charge-offs to average loans	0.29%	0.39%	0.47%	0.45%	0.20%
Recoveries to average loans	0.06%	0.12%	0.10%	0.09%	0.09%
Net charge-offs to average loans	0.23%	0.27%	0.38%	0.37%	0.11%
Allowance for loan losses to period-end loans	0.90%	0.97%	1.14%	1.37%	1.15%

An allocation of the loan loss allowance by major loan category is set forth in the following table.

TABLE 18. Allocation of Allowance for Loan Losses by Category

	December 31,
	2019		2018		2017		2016		2015
($ in thousands)	Allowance for Loan Losses	% of Total Allowance	Allowance for Loan Losses	% of Total Allowance	Allowance for Loan Losses	% of Total Allowance	Allowance for Loan Losses	% of Total Allowance	Allowance for Loan Losses	% of Total Allowance
Commercial non-real estate	$106,432	55	$97,752	50	$127,918	59	$147,052	64	$109,428	60
Commercial real estate - owner occupied	10,977	6	13,757	7	12,962	6	11,083	5	9,858	6
Total commercial & industrial	117,409	61	111,509	57	140,880	65	158,135	69	119,286	66
Commercial real estate - income producing	20,869	11	17,638	9	13,709	6	13,509	6	6,041	3
Construction and land development	9,350	5	15,647	8	7,372	4	6,271	3	5,642	3
Residential mortgages	20,331	11	23,782	12	24,844	11	25,361	11	25,353	14
Consumer	23,292	12	25,938	14	30,503	14	26,142	11	24,857	14
Total	$191,251	100	$194,514	100	$217,308	100	$229,418	100	$181,179	100

Effective January 1, 2020, the Company was required to and has adopted Accounting Standards Update 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” commonly referred to as Current Expected Credit Losses or CECL, that changed the approach to recognizing credit losses from an incurred loss methodology to one that recognizes the full amount of expected credit losses for the lifetime of the financial assets, based on historical experience, current conditions and reasonable and supportable forecasts. We expect the adoption of this guidance, pending final approval through our governance process, to result in a $76.7 million increase in allowance for credit losses on January 1, 2020, comprised of increases in the ALLL of $49.4 million and the reserve for unfunded lending commitments of $27.3 million, with $19.8 million of the ALLL increase reclassified from the fair value mark for acquired impaired loans considered purchased credit deteriorated under the new guidance, and resulting in a cumulative-effect adjustment to retained earnings (net of tax) of $44.1 million. For further discussion on the standard and our methodology, see Note 1 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements in Item 8 – “Financial Statements and Supplementary Data” of this document.

Short-Term Investments

Short-term liquidity investments, including interest-bearing bank deposits and federal funds sold, decreased $0.9 million from December 31, 2018 to a total of $110.2 million at December 31, 2019. Average short-term investments for 2019 totaled $191.0 million, a $27.7 million, or 17%, increase from 2018. Short-term liquidity assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors.

Deposits

Total deposits were $23.8 billion at December 31, 2019, up $653.4 million, or 3%, from December 31, 2018, which included the impact of approximately $1.3 billion of deposits assumed from the MidSouth acquisition. Average deposits in 2019 of $23.3 billion were up $1.1 billion, or 5% over 2018.

At December 31, 2019, noninterest-bearing demand deposits were $8.8 billion, up $276.6 million, or 3%, from December 31, 2018 which includes $390 million of noninterest-bearing demand deposits assumed in the MidSouth acquisition. Noninterest-bearing demand deposits comprised 37% of total deposits at December 31, 2019 and 2018.

Interest-bearing transaction and savings accounts of $8.8 billion at December 31, 2019 increased $845.0 million, or 11%, from December 31, 2018, with increase mainly attributable to deposits from the MidSouth acquisition.

Interest-bearing public fund deposits totaled $3.4 billion at December 31, 2019, up $357.9 million, or 12%, from December 31, 2018. Year-end public fund account balances are subject to annual fluctuations dependent upon a number of factors, including the timing of tax collections. Seasonal cash inflows from public entities in the fourth quarter of each year typically results in higher balances than at other times during the year with subsequent reductions in the first quarter of the following year.

Time deposits other than public funds totaled $2.8 billion at December 31, 2019, down $826.1 million, or 23%, from December 31, 2018. The decrease is driven primarily by a $1.1 billion decrease in brokered certificates of deposit, partially offset by an increase in retail certificates of deposits. As part of our portfolio management, we replaced higher cost brokered certificates of deposit with lower cost FHLB advances.

Table 19 sets forth average balances and weighted-average rates paid on deposits for each year in the three-year period ended December 31, 2019, as well as the percentage of total deposits for each category. Table 20 sets forth the maturities of time certificates of deposit greater than $250,000 at December 31, 2019.

TABLE 19. Average Deposits

	2019			2018			2017
($ in millions)	Balance	Rate	Mix	Balance	Rate	Mix	Balance	Rate	Mix
Interest-bearing deposits:
Interest-bearing transaction deposits	$1,999.5	0.62%	8.6%	$1,666.4	0.38%	7.5%	$1,651.4	0.25%	7.9%
Money market deposits	4,487.8	1.05	19.3	4,520.1	0.77	20.4	4,338.9	0.57	20.8
Savings deposits	1,796.1	0.02	7.7	1,770.9	0.02	8.0	1,765.8	0.03	8.6
Time deposits	3,682.0	2.00	15.8	3,265.1	1.59	14.7	2,632.9	1.06	12.6
Public Funds	3,078.1	1.76	13.2	2,849.3	1.30	12.9	2,664.9	0.72	12.8
Total interest-bearing deposits	15,043.5	1.25%	64.6	14,071.8	0.93%	63.5	13,053.9	0.59%	62.7
Noninterest bearing demand deposits	8,255.9		35.4	8,095.2		36.5	7,777.7		37.3
Total deposits	$23,299.4		100.0%	$22,167.0		100.0%	$20,831.6		100.0%

TABLE 20. Maturity of Time Certificates of Deposit greater than or equal to $250,000*

December 31,
(in thousands)	2019
Three months	$382,665
Over three months through six months	427,192
Over six months through one year	428,645
Over one year	133,024
Total	$1,371,526

*     Includes public fund time deposits

Short-Term Borrowings

Short-term borrowings totaled $2.7 billion at December 31, 2019, up $1.1 billion from December 31, 2018.  Average short-term borrowings for 2019 totaled $1.9 billion, down $248.6 million compared to 2018. Short-term borrowings are a core portion of the Company’s funding strategy and can fluctuate depending on our funding needs and the sources utilized.

Table 21 sets forth balances of short-term borrowings for each of the past three years.  Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase and borrowings from the FHLB. Customer repurchase agreements are a source of customer funding. These agreements are offered mainly to commercial customers to assist them with their ongoing cash management strategies or to provide a temporary investment vehicle for their excess liquidity pending redeployment for corporate or investment purposes. While customer repurchase agreements provide a recurring source of funds to the Bank, the amounts available over time will vary.

TABLE 21. Short-Term Borrowings

	Years Ended December 31,
($ in thousands)	2019	2018	2017
Federal funds purchased:
Amount outstanding at period end	$195,450	$425	$140,754
Average amount outstanding during period	49,297	39,968	27,063
Maximum amount at any month end during period	202,933	100,925	140,754
Weighted-average interest at period end	1.60%	2.00%	1.00%
Weighted-average interest rate during period	2.30%	2.11%	1.37%
Securities sold under agreements to repurchase:
Amount outstanding at period end	$484,422	$428,599	$430,569
Average amount outstanding during period	493,344	456,000	501,719
Maximum amount at any month end during period	518,042	500,345	587,569
Weighted-average interest at period end	0.54%	0.32%	0.17%
Weighted-average interest rate during period	0.52%	0.23%	0.12%
FHLB borrowings:
Amount outstanding at period end	$2,035,000	$1,160,104	$1,132,567
Average amount outstanding during period	1,399,503	1,694,804	1,478,114
Maximum amount at any month end during period	1,941,774	2,410,258	2,061,652
Weighted-average interest at period end	1.17%	2.48%	1.35%
Weighted-average interest rate during period	1.96%	2.02%	1.00%

The $2.0 billion of FHLB borrowings at December 31, 2019 consists of two notes, one fixed and one variable rate, totaling $775 million that mature in 2020; three fixed rate non-amortizing puttable notes totaling $800 million that mature in 2034 which are classified as short-term as the FHLB has the option to put (terminate) the advance prior to maturity; and four variable rate notes totaling $460 million that mature in 2025 to 2026. These four variable rate notes reset either monthly or quarterly and may be repaid at our option either in whole or in part at par on any reset date, subject to advanced notice of no less than two days before the reset date and therefore are included in short-term borrowings.

Long-Term Debt

Long-term debt at December 31, 2019 includes $150 million of 30-year subordinated notes at a fixed rate of 5.95% maturing on June 15, 2045. Subject to prior approval by the Federal Reserve, we may redeem the notes in whole or in part on any interest payment date on or after June 15, 2020. This debt qualifies as Tier 2 capital in the calculation of certain regulatory capital ratios.

Other long-term debt consists primarily of borrowings associated with tax credit fund activities. Although these borrowings have indicated maturities through 2053, each is expected to be satisfied at the end of the seven-year compliance period for the related tax credit investments.

Operating Leases

Effective January 1, 2019, the Company adopted the amended provisions of Financial Accounting Standards Codification Topic 842, “Leases,” using the modified retrospective approach, impacting the reporting and disclosures for operating leases. The core principle of Topic 842 is that a lessee should recognize in the statement of financial position a liability representing the present value of future lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset over the lease term, as well as the disclosure of key information about operating leasing arrangements. Upon adoption, the Company recorded a gross-up of assets and liabilities in its consolidated balance sheet, with approximately $116 million for right-of-use assets and $131 million of lease payment obligations offset by the elimination of $15 million of existing lease incentive and other deferred rent liabilities. At December 31, 2019, the right of use assets was $110.0 million, net of $12.2 million in accumulated amortization, and the lease liability was $127.7 million. Accounting for leases in accordance with Topic 842 has not had a material impact upon our consolidated results of operations, and is not expected to in future periods. Refer to Note 6 – Operating Leases for further information related to the operating lease accounting policy, practical expedient elections for adoption and operating leasing information at adoption.

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

Commitments to extend credit totaled $7.5 billion at December 31, 2019, of which $458.8 million represents commitments to extend credit to energy-related borrowers.  Commitments to lend include revolving commercial credit lines, non-revolving loan commitments issued mainly to finance the acquisition and development of construction of real property or equipment, and credit card and personal credit lines. The availability of funds under commercial credit lines and loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract, which may include the maintenance of sufficient collateral coverage levels, payment and financial performance, and compliance with other contractual conditions. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Credit card and personal credit lines are generally subject to adjustment or cancellation if the borrower’s credit quality deteriorates. A number of commercial and personal credit lines are used only partially or, in some cases, not at all before they expire, and the total commitment amounts do not necessarily represent our future cash requirements.

Letters of credit totaled $393.3 million at December 31, 2019, of which approximately $62.0 million are to energy-related borrowers. A substantial majority of the letters of credit are standby agreements that obligate the Bank to fulfill a customer’s financial commitments to a third party if the customer is unable to perform. The Bank issues standby letters of credit primarily to provide credit enhancement to customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services.

The contract amounts of these instruments reflect our exposure to credit risk. The Bank undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. As of December 31, 2019, the Company has a reserve for unfunded lending commitments of $4.0 million.

The following table shows the commitments to extend credit and letters of credit at December 31, 2019 and 2018 according to expiration date.

TABLE 22. Loan Commitments and Letters of Credit

		Expiration Date
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
December 31, 2019
Commitments to extend credit	$7,530,143	$3,316,431	$1,811,564	$1,491,367	$910,781
Letters of credit	393,284	314,425	35,086	43,773	—
Total	$7,923,427	$3,630,856	$1,846,650	$1,535,140	$910,781

		Expiration Date
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
December 31, 2018
Commitments to extend credit	$7,234,528	$3,297,301	$1,485,363	$1,542,817	$909,047
Letters of credit	365,498	280,114	36,633	48,751	—
Total	$7,600,026	$3,577,415	$1,521,996	$1,591,568	$909,047

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

Approximately 4.5% of the Bank’s loan portfolio consists of commercial non-real estate loans to the energy and energy-related sectors. These energy-based loans are actively reviewed, reported and managed. This level of lending to the energy sector is expected given our footprint and is an area of specialization and core competency of our organization. Managing collateral is an essential component of managing the Bank’s energy-related credit risk exposure. Collateral valuations are obtained at the time of origination, and updated if it is determined that the collateral value has deteriorated or if the loan is deemed to be a problem loan. In light of the current pressure on the energy sector, we continue to manage our exposure, improve our cross industry diversification, and proactively manage potential impacts to earnings.

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

IRR on the Company’s balance sheet consists of reprice, option, yield curve, and basis risks. Reprice risk results from differences in the maturity or repricing of asset and liability portfolios. Option risk arises from “embedded options” present in many financial instruments such as loan prepayment options, deposit early withdrawal options and interest rate options. These options allow customers opportunities to benefit when market interest rates change, which typically results in higher costs or lower revenue for the Company. Yield curve risk refers to the risk resulting from unequal changes in the spread between two or more rates for different maturities for the same instrument. Basis risk refers to the potential for changes in the underlying relationship between market rates and indices, which subsequently result in changes to the profit spread on an earning asset or liability. Basis risk is also present in administered rate liabilities, such as savings accounts, negotiable order of withdrawal accounts, and money market accounts where historical pricing relationships to market rates may change due to the level or directional change in market interest rates.

ALCO manages our IRR exposures through pro-active measurement, monitoring, and management actions. ALCO is responsible for maintaining levels of IRR within limits approved by the Board of Directors through a risk management policy that is designed to promote a stable net interest margin in periods of interest rate fluctuation. Accordingly, the Company’s interest rate sensitivity and liquidity are monitored on an ongoing basis by its ALCO, which oversees market risk management and establishes risk measures, limits and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. A variety of measures are used to provide for a comprehensive view of the magnitude of interest rate risk, the distribution of risk, the level of risk over time and the exposure to changes in certain interest rate relationships.

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

Net Interest Income at Risk

Our primary market risk is interest rate risk that stems from uncertainty with respect to the absolute and relative levels of future market interest rates that affect our financial products and services. In an attempt to manage our exposure to interest rate risk, management measures the sensitivity of our net interest income and cash flows under various market interest rate scenarios, establishes interest rate risk management policies and implements asset/liability management strategies designed to promote a relatively stable net interest margin under varying rate environments.

The following table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in rates at December 31, 2019. Shifts are measured in 100 basis point increments in a range from -500 to +500 basis points from base case, with -100 through +300 basis points presented in Table 23.  Our interest rate sensitivity modeling incorporates a number of assumptions including loan and deposit repricing characteristics, the rate of loan prepayments and other factors. The base scenario assumes that the current interest rate environment is held constant over a 24-month forecast period and is the scenario to which all others are compared in order to measure the change in net interest income. Policy limits on the change in net interest income under a variety of interest rate scenarios are approved by the Board of Directors.  All policy scenarios assume a static volume forecast where the balance sheet is held constant, although other scenarios are modeled.

TABLE 23. Net Interest Income (te) at Risk

		Estimated Increase (Decrease) in NII
Change in Interest Rates		Year 1	Year 2
(basis points)
-	100	(3.22)%	(4.50)%
+	100	3.13%	3.98%
+	200	5.92%	7.35%
+	300	8.58%	10.48%

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

Even if interest rates change in the designated amounts, there can be no assurance that our assets and liabilities would perform as anticipated. Additionally, a change in the U.S. Treasury rates in the designated amounts accompanied by a change in the shape of the U.S. Treasury yield curve would cause significantly different changes to net interest income than indicated above. Strategic management of our balance sheet and earnings is fluid and would be adjusted to accommodate these movements. As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Certain assets such as adjustable-rate loans have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Also, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. All of these factors are considered in monitoring exposure to interest rate risk.

In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. At December 31, 2019, approximately 31% of our loan portfolio consisted of variable rate loans tied to LIBOR, along with related derivatives and other financial instruments. During the third quarter of 2019, the Company began transition activities by modifying documents to include pre-cessation fallback trigger language in all new and renewed loan and derivative transactions that reference LIBOR. Our LIBOR transition team is continuing to monitor developments and is taking steps to ensure readiness when the LIBOR benchmark rate is discontinued.

Liquidity

Liquidity management is focused on ensuring that funds are available to meet the cash flow requirements of our depositors and borrowers, while also meeting the operating, capital and strategic cash flow needs of the Company, the Bank and other subsidiaries. As part of the overall asset and liability management process, liquidity management strategies and measurements have been developed to manage and monitor liquidity risk.

TABLE 24. Liquidity Metrics

	2019	2018	2017
Free securities / total securities	47.27%	41.39%	44.15%
Core deposits / total deposits	93.54%	90.47%	93.03%
Wholesale funds / core deposits	13.99%	14.53%	13.76%
Average loans / average deposits	87.47%	87.42%	87.76%

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities and repayments of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window. Management has established an internal target for the ratio of free securities to total securities to be 20% or more. As shown in Table 24 above, our ratios of free securities to total securities were 47.27% and 41.39%, respectively, at December 31, 2019 and 2018. Securities and FHLB letters of credit are pledged as collateral related to public funds and repurchase agreements. The total pledged securities at December 31, 2019 were down $13 million compared to December 31, 2018.

The liability portion of the balance sheet provides liquidity mainly through the Company’s ability to use cash sourced from various customers’ interest-bearing and noninterest-bearing deposit accounts and sweep accounts.  At December 31, 2019, deposits totaled $23.8 billion, an increase of $0.7 billion, or 3%, from December 31, 2018. This increase was due largely to $1.3 billion in deposits from the MidSouth transaction.  Core deposits represent total deposits excluding certificates of deposits (“CDs”) of $250,000 or more and brokered deposits. The ratio of core deposits to total deposits was 93.54% at December 31, 2019, compared to 90.47% to December 31, 2018. Core deposits totaled $22.3 billion at December 31, 2019, an increase of $1.3 billion from December 31, 2018. Brokered deposits totaled $0.2 billion as of December 31, 2019 compared to $1.2 billion at December 31, 2018. Maturing brokered deposits in the fourth quarter of 2019 were replaced with lower cost, short-term FHLB advances. Use of brokered deposits as a funding source is subject to strict parameters regarding the amount, term, and interest rate.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. In addition to funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At December 31, 2019, the Bank had borrowed $2.0 billion from the FHLB and had approximately $2.2 billion remaining available under this line.  The Bank also has unused borrowing capacity at the Federal Reserve’s discount window of approximately $2.6 billion.  There were no outstanding borrowings with the Federal Reserve at December 31, 2019 and December 31, 2018.

Wholesale funds, comprised of short-term borrowings, long-term debt and brokered deposits were 13.99% of core deposits at December 31, 2019 and 14.53% at December 31, 2018. Wholesale funds totaled $3.1 billion at December 31, 2019, an increase of $71.2 million from December 31, 2018. As previously discussed, core deposits at December 31, 2019 increased $1.3 billion compared to December 31, 2018.  The Company has established an internal target for wholesale funds to be less than 25% of core deposits.

Another key measure the Company uses to monitor its liquidity position is the loan to deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding).  The loan-to-deposit ratio measures the amount of funds the Company lends for each dollar of deposits on hand. Our average loan-to-deposit ratio was 87.47% for 2019 compared to 87.42% in 2018. Management has established a target range for the loan to deposit ratio of 87% to 89%, which could be exceeded under certain circumstances.

Dividends received from the Bank have been the primary source of funds available to the Parent Company for the payment of dividends to our stockholders and for servicing its debt. The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends that the Bank can distribute to the Parent Company, as described in Note 12 to the consolidated financial statements, “Stockholders’ Equity.” The Parent targets cash and other liquid assets to provide liquidity in an amount sufficient to fund approximately four quarters of anticipated common stockholder dividends, but will temporarily operate below that level if a return to the target can be achieved in the near-term. On September 23, 2019, the Bank declared a special dividend of $150 million to the Parent to assist in the completion of the MidSouth acquisition and provide additional liquidity for approved share buyback program and other activity of the Parent.

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

To date, the Company has not experienced an attack that has significantly impacted its results of operations, financial condition and cash flows. Addressing cybersecurity risks is a priority for the Company, and the Company is committed to enhancing its systems of internal controls and business continuity and disaster recovery plans.  See Item 1A. “Risk Factors” for further discussion of the risks associated with an interruption or breach in our information systems or infrastructure.

CONTRACTUAL OBLIGATIONS

The following table summarizes all significant contractual obligations as of December 31, 2019, according to payments due by period. Obligations under deposit contracts and short-term borrowings are not included. The maturities of time deposits in amounts greater than $250,000 are presented in Table 20. Purchase obligations represent legal and binding contracts to purchase services and goods that cannot be settled or terminated without paying substantially all of the contractual amounts.

TABLE 25. Contractual Obligations

	Payment due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$472,554	$35,286	35,367	26,876	375,025
Operating lease obligations	163,407	16,382	31,498	25,850	89,677
Purchase obligations	128,629	77,487	39,723	11,419	—
Total	$764,590	$129,155	$106,588	$64,145	$464,702

CAPITAL RESOURCES

The Company currently has a strong capital position which is vital to continued profitability, promotes depositor and investor confidence, and provides a solid foundation for future growth and flexibility in addressing strategic opportunities. Stockholders’ equity totaled $3.5 billion at December 31, 2019 compared to $3.1 billion at December 31, 2018. The $386 million increase resulted primarily from net income for the year of $327.4 million and a $126.0 million decrease in other comprehensive loss largely related to the market adjustment on the available for sale securities portfolio and cash flow hedges, partially offset by $94.9 million in dividends paid. On September 21, 2019, the Company issued approximately 5.0 million shares of common stock at $38.42 per share as consideration in its acquisition of MidSouth. Refer to Note 2 – Acquisitions and Divestiture for more information regarding this transaction.  Shares issued as a part of the MidSouth acquisition were largely offset by shares repurchased through the accelerated share repurchase agreement discussed below.

Our tangible common equity ratio was 8.45% at December 31, 2019, compared to 8.02% at December 31, 2018. The increase in the tangible common equity ratio primarily due to net tangible retained earnings and net gains included in other accumulated comprehensive loss, partially offset by growth in tangible assets. Management has established an internal target for the tangible equity ratio of at least 8.00%; however, management will allow the tangible common equity ratio to drop below 8.00% on a temporary basis if it believes that the shortfall can be replenished through normal operations with a short timeframe.

The primary quantitative measures that regulators use to gauge capital adequacy are the ratios of total, tier 1 and common equity tier 1 regulatory capital to risk-weighted assets (risk-based capital ratios) and the ratio of Tier 1 capital to average total assets (leverage ratio). The Federal Reserve Board’s final rule implementing the Basel III regulatory capital framework and related Dodd-Frank Act changes was effective for the Company on January 1, 2015. The final rule strengthened the definition of regulatory capital, increased risk-based capital requirements, and made selected changes to the calculation of risk-weighted assets. The rule sets the Basel III minimum regulatory capital requirements for all organizations. It includes a common equity Tier 1 ratio of 4.5% of risk-weighted assets, raises the minimum Tier 1 capital ratio from 4.0% to 6.0% of risk-weighted assets and sets a conservation buffer of 2.5% of risk-weighted assets; however, the rule allows for transition periods for certain changes, including the conservation buffer. Based on capital ratios as of December 31, 2019 using Basel III definitions, the Company and the Bank exceeded all capital requirements of the new rule, including the fully phased-in conservation buffer. The Company and the Bank have established internal targets for its total risk-based capital ratio, Tier 1 risk-based capital ratio and leverage ratio of 11.5%, 9.5% and 7.0%, respectively.

At December 31, 2019, our regulatory capital ratios were well in excess of current regulatory minimum requirements. Additionally, both the Company and the Bank were considered “well capitalized” by regulatory agencies.  The following table shows the Company’s capital ratios for the past five years. Note 12 – Stockholders’ Equity to the consolidated financial statements provides additional information about the Bank’s regulatory capital ratios.

TABLE 26.  Risk-Based Capital and Capital Ratios

(in thousands)	2019	2018	2017	2016	2015
Common equity tier 1 capital	$2,584,162	$2,391,762	$2,214,723	$2,184,812	$1,844,992
Additional tier 1 capital	—	—	—	—	—
Tier 1 capital	2,584,162	2,391,762	2,214,723	2,184,812	1,844,992
Tier 2 capital	345,225	344,514	367,308	379,418	350,921
Total capital	$2,929,387	$2,736,276	$2,582,031	$2,564,230	$2,195,913
Risk-weighted assets	$24,611,706	$22,814,154	$21,695,628	$19,404,265	$18,515,904
Ratios
Leverage (Tier 1 capital to average assets)	8.76%	8.67%	8.43%	9.56%	8.55%
Common equity tier 1 capital to risk-weighted assets	10.50%	10.48%	10.21%	11.26%	9.96%
Tier 1 capital to risk-weighted assets	10.50%	10.48%	10.21%	11.26%	9.96%
Total capital to risk-weighted assets	11.90%	11.99%	11.90%	13.21%	11.86%
Common stockholders' equity to total assets	11.33%	10.91%	10.55%	11.34%	10.57%
Tangible common equity to total assets	8.45%	8.02%	7.73%	8.64%	7.62%

In December 2018, the federal banking agencies issued a joint final rule to revise their regulatory capital rules to address the implementation of CECL, which was effective January 1, 2020 for the Bank and Company. The final rule allows for an optional three-year phase-in period for the day-one adverse regulatory capital effects that banking organizations are expected to experience upon adopting CECL. The Company has elected to use the optional three-year phase in method and has sufficient capital to cover the day one impact of CECL. Based on the current expected impact of CECL as of January 1, 2020, and using the phase-in, the Company’s day one leverage and common tier 1 equity capital ratios are reduced by 4 bps, with no impact to total risk-based capital as the increased allowance for credit loss available for Tier 2 covers the reduction in equity. The Company’s tangible common equity ratio is reduced by 14 bps. See further discussion of CECL and the impact of adoption in Note 1 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements in Item 8 – “Financial Statements and Supplementary Data” of this document.

The Company paid quarterly dividends $0.27 per share during 2019 for an annual cash dividend rate of $1.08 per share, up from $1.02 per share in 2018.  The Company has paid uninterrupted quarterly dividends to shareholders since 1967.

STOCK REPURCHASE PROGRAM

On September 23, 2019, the Company’s board of directors approved a stock buyback program that authorizes the Company to repurchase up to 5.5 million shares of its common stock through the expiration date of December 31, 2020. The program allows the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or as otherwise determined by the Company in one or more transactions. The Company is not obligated to purchase any shares under this program, and the board of directors may terminate or amend the program at any time prior to the expiration date.

On October 18, 2019, the company entered into an accelerated share repurchase (“ASR”) agreement with Morgan Stanley & Co. LLC (“Morgan Stanley”) to repurchase $185 million of the Company’s common stock. Pursuant to the ASR agreement, the Company made a $185 million payment to Morgan Stanley on October 21, 2019, and received from Morgan Stanley on the same day an initial delivery of approximately 3.6 million shares of the Company’s common stock, which represents approximately 75% of the estimated total number of shares to be repurchased under the ASR agreement based on the October 18, 2019 closing price of the Company’s common stock.  The final number of shares to be repurchased will be based generally on the volume-weighted average price per share of the Company’s common stock during the term of the ASR agreement, less a discount, and subject to possible adjustments in accordance with the terms of the ASR agreement.  Final settlement of the ASR agreement is scheduled to occur not later than the third quarter of 2020.

Subsequent to December 31, 2019, the Company repurchased 315,851 shares of its common stock at a price of $40.26.

The Company had a prior Board-approved stock buyback program in place from May 2018 to September 2019. During the fourth quarter of 2018, the Company repurchased 200,000 shares of its common stock at an average price of $41.30 per share.

See Item 5. “Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities” for additional discussion of the Company’s common stock buyback program.

FOURTH QUARTER RESULTS

Net income for the fourth quarter of 2019 was $92.1 million, or $1.03 per diluted common share, compared to $67.8 million, or $0.77, in the third quarter of 2019 and $96.2 million, or $1.10, in the fourth quarter of 2018. The fourth quarter of 2019 included $3.9 million ($.03 per share after-tax impact) of nonoperating expenses related to the MidSouth acquisition. The third quarter of 2019 included $28.8 million ($.26 per share impact) of nonoperating merger related costs and the fourth quarter of 2018 included $1.9 million ($.02 per share impact) of nonoperating items.

Highlights of our fourth quarter of 2019 results (compared to third quarter 2019):

•	Net income increased $24.3 million, or $0.26 per share
•	Excluding nonoperating merger costs of $3.9 million and $28.8 million in the fourth and third quarters of 2019, respectively, earnings per share were up $.03 to $1.06 per share
•	Pre-tax pre-provision net revenue increased $0.6 million, with revenue up $9.8 million and operating expense up $9.2 million
•	Energy loans decreased $71 million to $963 million, or 4.5% of total loans
•	Criticized commercial loans declined $79 million, or 12%, with energy down $21 million and nonenergy down $58 million
•	Net interest margin (te) improved by 2 bps to 3.43%
•	Tangible common equity ratio was down 37 bps to 8.45%, with the decrease related to the accelerated share repurchase agreement announced October 21, 2019

Total loans at December 31, 2019 were $21.2 billion, an increase of $177 million, or 1%, from September 30, 2019.  Included in net growth was a reduction of $71 million in energy credits. The Company’s net loan growth during the quarter was diversified across most of the footprint and also in our specialty lines of business such as healthcare and equipment finance.

Total deposits at December 31, 2019 were $23.8 billion, down $398 million, or 2%, from September 30, 2019. The primary driver of the fourth quarter decrease is a paydown of brokered deposits.

Noninterest-bearing deposits totaled $8.8 billion at December 31, 2019, up $89 million, or 1%, from September 30, 2019 and comprised 37% of total deposits at December 31, 2019. Interest-bearing transaction and savings deposits totaled $8.8 billion at year-end 2019, up $86 million, or 1%, compared to September 30, 2019.

Time deposits of $2.8 billion decreased $983 million, or 26%, from September 30, 2019.  The decrease in time deposits reflects a decrease in brokered time deposits of $876 million and a decrease in retail CDs of $106 million.  As part of our portfolio management, we replaced brokered time deposits at a rate of 2.40% with FHLB advances at a cost of 1.68%.  Interest-bearing public fund deposits increased $409 million, or 14%, to $3.4 billion at December 31, 2019. The increase in public funds is seasonal and primarily related to year-end tax payments collected by local municipalities. Typically, these balances begin to runoff in the first quarter of each year.

The provision for loan losses recorded in the fourth quarter of 2019 was $9.2 million, down from $12.4 million in the third quarter of 2019. Net charge-offs were $9.5 million, or 0.18% of average total loans on an annualized basis in the fourth quarter of 2019, compared to $12.5 million, or 0.25% of average total loans, for the third quarter of 2019.

Net interest income (te) for the fourth quarter of 2019 was $236.7 million, up $10.1 million from the third quarter of 2019.  The increase is a result of a higher level of average earning assets in the quarter, mainly due to the MidSouth acquisition, and a lower cost of funds. The net interest margin (te) improved by 2 bps to 3.43% for the fourth quarter, driven by a full quarter of MidSouth and a change in the borrowing mix, partially offset by lower interest recoveries and a change in the earning asset mix.

Noninterest income totaled $82.9 million for the fourth quarter of 2019, down $0.3 million, or less than 1%, from the third quarter of 2019. Service charges and bank card and ATM fees were up primarily due to the impact of MidSouth.  Fees from secondary mortgage operations were up, primarily from the low rate environment.  Trust fees were up $0.4 million, or 3%, while insurance and investment commissions and annuity fees were down $0.6 million, or 9%.  Other noninterest income was down from the third quarter, primarily due to declines in specialty income.

Noninterest expense of $197.9 million, declined $15.7 million from the third quarter of 2019. Total expense for the fourth quarter of 2019 included $3.9 million of merger costs related to the acquisition of MidSouth, compared to $28.8 million of merger costs in the third quarter of 2019. Excluding merger costs, operating expense totaled $194.0 million, up $9.3 million, or 5%, from the third quarter of 2019. The increase was primarily related to the impact of MidSouth operations.

The effective income tax rate for the fourth quarter of 2018 was 16%.  Management expects the tax rate in the first quarter of 2020 to approximate 18-19%. The effective income tax rate continues to be less than the statutory rate due primarily to tax-exempt income and tax credits.

The summary of quarterly financial information appearing in Item 8. “Financial Statements and Supplementary Data” provides selected comparative financial information for each of the four quarters of 2019 and 2018.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The accounting principles we follow and the methods for applying these principles conform to accounting principles generally accepted in the United States of America and general practices followed by the banking industry. The significant accounting principles and practices we follow are described in Note 1 to the consolidated financial statements. These principles and practices require management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Management evaluates the estimates and assumptions made on an ongoing basis to help ensure the resulting reported amounts reflect management’s best estimates and judgments given current facts and circumstances. The following discusses certain critical accounting policies that involve a higher degree of management judgment and complexity in producing estimates that may significantly affect amounts reported in the consolidated financial statements and notes thereto.

Acquisition Accounting

Acquisitions are accounted for under the purchase method of accounting. Purchased assets, including identifiable intangible assets, and assumed liabilities are recorded at their respective acquisition date fair values. Management applies various valuation methodologies to these assets and liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular item being valued. Examples of such items include loans, deposits, identifiable intangible assets and certain other assets and liabilities acquired or assumed in business combinations. Management uses significant estimates and assumptions to value such items, including, among others, projected cash flows, repayment rates, default rates and losses assuming default, discount rates, and realizable collateral values. The valuation of other identifiable assets, including core deposit and customer list intangibles, requires significant assumptions such as projected attrition rates, expected revenue and costs, discount rates and other forward-looking factors. The purchase date valuations and any subsequent adjustments also determine the amount of goodwill or bargain purchase gain recognized in connection with the business combination. Certain assumptions and estimates must be updated regularly in connection with the ongoing accounting for purchased loans. Valuation assumptions and estimates may also have to be revisited in connection with periodic assessments of possible value impairment, including impairment of goodwill, intangible assets and certain other long-lived assets. The use of different assumptions could produce significantly different valuation results, which could have material positive or negative effects on our results of operations.

Allowance for Credit Losses

The allowance for credit losses (“ACL”) is comprised of allowance for loan and lease losses (ALLL), a valuation account available to absorb losses on loans and leases, and the reserve for unfunded lending commitments, a liability established to absorb credit losses on off-balance sheet exposure. The ACL is established and maintained at an amount that in management’s estimation is sufficient to cover the estimated credit losses inherent in the loan and lease portfolios and off-balance sheet exposures of the Company as of the date of the determination. Credit losses arise not only from credit risk, but also from other risks inherent in the lending process including, but not limited to, collateral risk, operational risk, concentration risk, and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the allowance for loan and lease losses. Quarterly, management estimates inherent losses in the portfolio based on a number of factors, including the Company’s past loan loss and delinquency experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral and current economic conditions.

The analysis and methodology for estimating the ACL for the originated and acquired performing portfolios include two primary elements. A loss rate analysis that incorporates a historical loss rate as updated for current conditions is used for credits collectively evaluated for impairment, and a specific reserve analysis is used for credits individually evaluated for impairment.

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

The qualitative component comprised 24% of the total ACL as of December 31, 2019. The qualitative component of the ACL continues to reflect the prolonged stress in the energy industry and as well as the continued benign credit environment that results in lower quantitative loss calculations. While we believe the level of allowance is sufficient to absorb losses inherent in the portfolio today, actual results could differ significantly depending on the depth and duration of the energy cycle and the overall impact to the portfolio, which remains uncertain.

For impaired credits that are individually evaluated, a specific allowance is calculated as the shortfall between the credit’s value and the bank’s exposure. The loan’s value is measured by either the loan’s observable market price, the fair value of the collateral of the loan (less liquidation costs) if it is collateral dependent, or by the present value of expected future cash flows discounted at the loan’s effective interest rate. Values for impaired credits are highly subjective and based on information available at the time of valuation and the current resolution strategy. Actual results could differ from these estimates.

Accounting for Retirement Benefits

Management makes a variety of assumptions in applying principles that govern the accounting for benefits under the Company’s defined benefit pension plans and other postretirement benefit plans. These assumptions are essential to the actuarial valuation that determines the amounts recognized and certain disclosures it makes in the consolidated financial statements related to the operation of these plans. Two of the more significant assumptions concern the expected long-term rate of return on plan assets and the rate needed to discount projected benefits to their present value. Changes in these assumptions impact the cost of retirement benefits recognized in net income and comprehensive income. Certain assumptions are closely tied to current conditions and are generally revised at each measurement date. For example, the discount rate is reset annually with reference to market yields on high quality fixed-income investments. Other assumptions, such as the rate of return on assets, are determined, in part, with reference to historical and expected conditions over time and are not as susceptible to frequent revision. Holding other factors constant, the cost of retirement benefits will move opposite to changes in either the discount rate or the rate of return on assets. Item 8. “Financial Statements and Supplementary Data—Note 17” provides further discussion on the accounting for retirement and employee benefit plans and the estimates used in determining the actuarial present value of the benefit obligations and the net periodic benefit expense.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s unaudited quarterly results for 2019 and 2018 are presented below.

Summary of Quarterly Results

(Unaudited)

	2019
(in thousands, except per share data)	First	Second	Third	Fourth
Income Statement Data:
Interest income (te) (a)	$280,107	$284,096	$286,816	$289,537
Interest expense	(57,029)	(60,510)	(60,225)	(52,801)
Net interest income (te) (a)	223,078	223,586	226,591	236,736
Taxable equivalent adjustment	3,824	3,718	3,652	3,580
Net interest income	219,254	219,868	222,939	233,156
Provision for credit losses	(18,043)	(8,088)	(12,421)	(9,156)
Noninterest income	70,503	79,250	83,230	82,924
Noninterest expense	(175,700)	(183,567)	(213,554)	(197,856)
Income before income taxes	96,014	107,463	80,194	109,068
Income tax expense	16,850	19,186	12,387	16,936
Net income	$79,164	$88,277	$67,807	$92,132
Balance Sheet Data:
Period end balance sheet data
Total assets	$28,490,231	$28,761,863	$30,543,549	$30,600,757
Earning assets	25,881,559	26,088,759	27,565,973	27,622,161
Loans	20,112,838	20,175,812	21,035,952	21,212,755
Deposits	23,380,294	23,236,042	24,201,299	23,803,575
Stockholders' equity	3,190,575	3,318,915	3,586,380	3,467,685
Average balance sheet data
Total assets	$28,451,548	$28,537,810	$29,148,106	$30,343,293
Earning assets	26,020,447	25,992,894	26,437,613	27,441,459
Loans	20,126,948	20,150,104	20,197,114	21,037,942
Deposits	23,114,139	23,137,563	23,091,355	23,848,374
Stockholders' equity	3,118,051	3,230,503	3,383,738	3,473,693
Performance Ratios:
Return on average assets	1.13%	1.24%	0.92%	1.20%
Return on average common equity	10.30%	10.96%	7.95%	10.52%
Net interest margin (te) (a)	3.46%	3.45%	3.41%	3.43%
Common Shares Data:
Earnings per share:
Basic	$0.91	$1.01	$0.77	$1.03
Diluted	$0.91	$1.01	$0.77	$1.03
Cash dividends per common share	$0.27	$0.27	$0.27	$0.27
Operating pre-provision net revenue (TE) (b)
Net interest income	$219,254	$219,868	$222,939	$233,156
Noninterest income	70,503	79,250	83,230	82,924
Total revenue	$289,757	$299,118	$306,169	$316,080
Taxable equivalent adjustment	3,824	3,718	3,652	3,580
Nonoperating revenue	—	—	—	—
Operating revenue (TE)	$293,581	$302,836	$309,821	$319,660
Noninterest expense	(175,700)	(183,567)	(213,554)	(197,856)
Nonoperating expense	—	—	28,810	3,856
Operating pre-provision net revenue (TE)	$117,881	$119,269	$125,077	$125,660

(a)	Taxable equivalent (te) amounts are calculated using a marginal federal income tax rate of 21%.
(b)	For discussion of non-GAAP measures, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Summary of Quarterly Results (continued)

(Unaudited)

	2018
(in thousands, except per share data)	First	Second	Third	Fourth
Income Statement Data:
Interest income (te) (a)	$245,358	$256,385	$267,307	$275,395
Interest expense	(35,731)	(40,757)	(49,018)	(53,924)
Net interest income (te) (a)	209,627	215,628	218,289	221,471
Taxable equivalent adjustment	3,963	4,081	4,095	4,038
Net interest income	205,664	211,547	214,194	217,433
Provision for loan losses	(12,253)	(8,891)	(6,872)	(8,100)
Noninterest income	66,252	68,832	75,518	74,538
Noninterest expense	(170,791)	(184,402)	(181,187)	(179,366)
Income before income taxes	88,872	87,086	101,653	104,505
Income tax expense	16,397	15,909	17,775	8,265
Net income	$72,475	$71,177	$83,878	$96,240
Balance Sheet Data:
Period end balance sheet data
Total assets	$27,297,337	$27,925,477	$28,098,175	$28,235,907
Earning assets	25,105,948	25,625,047	25,668,281	25,836,239
Loans	19,092,504	19,370,917	19,543,717	20,026,411
Deposits	22,485,722	22,235,338	22,417,807	23,150,185
Stockholders' equity	2,896,038	2,929,555	2,978,878	3,081,340
Average balance sheet data
Total assets	$27,237,077	$27,485,052	$28,026,923	$28,259,963
Earning assets	25,106,283	25,391,025	25,832,372	26,011,183
Loans	19,028,490	19,193,234	19,464,639	19,817,729
Deposits	22,043,419	22,101,474	22,021,559	22,498,145
Stockholders' equity	2,872,813	2,908,997	2,952,431	2,993,265
Performance Ratios:
Return on average assets	1.08%	1.04%	1.19%	1.35%
Return on average common equity	10.23%	9.81%	11.27%	12.76%
Net interest margin (te) (a)	3.37%	3.40%	3.36%	3.39%
Common Shares Data:
Earnings per share
Basic	$0.83	$0.82	$0.96	$1.11
Diluted	$0.83	$0.82	$0.96	$1.10
Cash dividends per common share	$0.24	$0.24	$0.27	$0.27
Operating Pre-Provision Net Revenue (b)
Net interest income	$205,664	$211,547	$214,194	$217,433
Noninterest income	66,252	68,832	75,518	74,538
Total revenue	$271,916	$280,379	$289,712	$291,971
Taxable equivalent adjustment	3,963	4,081	4,095	4,038
Nonoperating revenue	1,145	—	—	(604)
Operating revenue (TE)	$277,024	$284,460	$293,807	$295,405
Noninterest expense	(170,791)	(184,402)	(181,187)	(179,366)
Nonoperating expense	5,853	15,805	4,827	2,458
Operating pre-provision net revenue (TE)	$112,086	$115,863	$117,447	$118,497

(a)	Taxable equivalent (te) amounts are calculated using a marginal federal income tax rate of 21%.
(b)	For discussion of non-GAAP measures, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The Company’s internal control over financial reporting as of December 31, 2019 was audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that internal control over financial reporting was effective as of December 31, 2019.

John M. Hairston	Michael M. Achary
President & Chief Executive Officer	Senior Executive Vice President & Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
February 24, 2020	February 24, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hancock Whitney Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hancock Whitney Corporation and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management's assessment and our audit of the Company's internal control over financial reporting also included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA). A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses – Qualitative Component

As described in Notes 1 and 4 to the consolidated financial statements, the allowance for credit losses is comprised of allowance for loan and lease losses, a valuation account available to absorb losses on loans and leases, and the reserve for unfunded lending commitments, a liability established to absorb credit losses on off-balance sheet exposure. As of December 31, 2019, the total allowance for credit losses was $195.2 million on total loans of $21.2 billion. Management’s analysis and methodology for estimating the allowance for credit losses include two primary elements; a loss rate analysis, which incorporates a historical loss rate as updated for current conditions, is used for credits collectively evaluated for impairment; and a specific reserve analysis is used for loans individually evaluated for impairment. As disclosed by management, the loss rate analysis includes several subjective inputs including portfolio segmentation, portfolio risk ratings, historical look-back and loss emergence periods. As circumstances dictate, the loss rate analysis is supplemented by management’s review of qualitative factors that considers whether current conditions differ from those existing during the historical-based loss rate analysis. Such factors include, but are not limited to, problem loan trends, changes in loan profiles and volumes, changes in lending policies and procedures, current economic and business conditions and credit concentrations. As disclosed by management, while qualitative data for these factors is used where available, there is a high level of judgment applied to these assumptions that are susceptible to significant change. The qualitative component comprised 24% of the total allowance for credit losses as of December 31, 2019.

The principal considerations for our determination that performing procedures relating to the qualitative component of the allowance for credit losses is a critical audit matter are there was significant judgment by management in determining the qualitative component, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the assumptions used in the qualitative component.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming an overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s allowance estimation process, which included controls over the assumptions used in the qualitative component. These procedures also included, among others, (i) testing management’s process for determining the qualitative component of the allowance for credit losses, including evaluating the appropriateness of management’s methodology for determining the qualitative component; (ii) testing the data used in the estimate; and (iii) evaluating the reasonableness of the assumptions. Evaluating the assumptions used in the qualitative component included evaluating the reasonableness of the qualitative factors considering the current conditions and portfolio characteristics relative to the historical loss period.

Acquisition of MidSouth Bancorp, Inc. - Discount Rate Assumptions used in the Valuation of Acquired Loans and Core Deposit Intangible Asset

As described in Notes 1 and 2 to the consolidated financial statements, the Company completed the acquisition of MidSouth Bancorp, Inc. for net consideration of $193.8 million during 2019, including MidSouth’s loan and deposit portfolios. The transaction was accounted for as a business combination under the purchase method of accounting. Purchased assets, including identifiable intangibles, and assumed liabilities are recorded at their respective acquisition date fair values. As disclosed by management, management applied various valuation methodologies to these assets and liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular item being valued. The loans acquired were recorded at an estimated fair value of $788 million as of the acquisition date. Additionally, a core deposit intangible asset of $31.5 million representing the value of the relationships with deposit customers was recorded as of the acquisition date. Management uses significant estimates and assumptions to value acquired loans, including, among others, projected cash flows, repayment rates, default rates and losses assuming default, discount rates, and realizable collateral values. The valuation of other identifiable assets, including core deposit and customer list intangibles, requires significant assumptions such as projected attrition rates, expected revenue and costs, discount rates and other forward-looking factors.

The principal considerations for our determination that performing procedures relating to the valuation of acquired loans and the core deposit intangible asset in the acquisition of MidSouth Bancorp, Inc. is a critical audit matter are (i) there was a high degree of auditor judgment and subjectivity in applying procedures relating to the discount rate assumptions used in the fair value measurement of the acquired loans and core deposit intangible asset due to the significant amount of judgment by management when developing the estimates; (ii) there was significant audit effort in evaluating the discount rate assumptions relating to the estimates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of the acquired loans and core deposit intangible asset, including controls over development of the discount rate assumptions used in the estimates. These procedures also included, among others, (i) reading the purchase agreement; (ii) testing management’s process for estimating the fair value of the acquired loans and core deposit intangible asset; (iii) testing the completeness and accuracy of data provided by management relating to the acquired loans and core deposit intangible asset; and (iv) evaluating the appropriateness of the valuation methods and the reasonableness of discount rate assumptions used to estimate the fair value of the acquired loans and core deposit intangible asset, using professionals with specialized skill and knowledge to assist in doing so. Evaluating the reasonableness of the discount rate assumptions involved considering the methodology and assumptions used, including the risk-free rate, equity risk premium, company beta and risk premiums applied in deriving the discount rate assumptions.

/s/ PricewaterhouseCoopers LLP

New Orleans, Louisiana

February 24, 2020

We have served as the Company’s auditor since 2009.

Hancock Whitney Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
(in thousands, except per share data)	2019	2018
Assets:
Cash and due from banks	$432,104	$383,372
Interest-bearing bank deposits	109,961	110,579
Federal funds sold	268	515
Securities available for sale, at fair value (amortized cost of $4,637,610 and $2,755,806)	4,675,304	2,691,037
Securities held to maturity (fair value of $1,611,004 and $2,935,856)	1,568,009	2,979,547
Loans held for sale	55,864	28,150
Loans	21,212,755	20,026,411
Less: allowance for loan losses	(191,251)	(194,514)
Loans, net	21,021,504	19,831,897
Property and equipment, net of accumulated depreciation of $249,527 and $225,969	380,209	353,668
Right of use assets, net of accumulated amortization of $12,194	110,023	—
Prepaid expense	40,178	35,047
Other real estate and foreclosed assets, net	30,405	26,270
Accrued interest receivable	92,037	86,681
Goodwill	855,453	790,972
Other intangible assets, net	106,807	96,151
Life insurance contracts	608,063	549,300
Deferred tax asset, net	—	22,967
Funded pension assets, net	185,791	65,125
Other assets	328,777	184,629
Total assets	$30,600,757	$28,235,907
Liabilities and Stockholders' Equity:
Deposits:
Noninterest-bearing	$8,775,632	$8,499,027
Interest-bearing	15,027,943	14,651,158
Total deposits	23,803,575	23,150,185
Short-term borrowings	2,714,872	1,589,128
Long-term debt	233,462	224,993
Accrued interest payable	10,200	12,267
Lease liabilities	127,703	—
Deferred tax liability, net	37,721	—
Other liabilities	205,539	177,994
Total liabilities	27,133,072	25,154,567
Stockholders' equity:
Common stock	309,513	292,716
Capital surplus	1,736,664	1,725,741
Retained earnings	1,476,232	1,243,592
Accumulated other comprehensive loss, net	(54,724)	(180,709)
Total stockholders' equity	3,467,685	3,081,340
Total liabilities and stockholders' equity	$30,600,757	$28,235,907
Preferred shares authorized (par value of $20.00 per share)	50,000	50,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	92,947	87,903
Common shares outstanding	87,515	85,643

See accompanying notes to consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per share data)	2019	2018	2017
Interest income:
Loans, including fees	$971,735	$877,875	$772,030
Loans held for sale	1,876	946	851
Securities-taxable	127,459	124,720	102,013
Securities-tax exempt	20,757	21,951	22,235
Short-term investments	3,955	2,776	3,452
Total interest income	1,125,782	1,028,268	900,581
Interest expense:
Deposits	187,988	130,715	76,546
Short-term borrowings	30,766	36,096	15,735
Long-term debt	11,811	12,619	15,988
Total interest expense	230,565	179,430	108,269
Net interest income	895,217	848,838	792,312
Provision for credit losses	47,708	36,116	58,968
Net interest income after provision for credit losses	847,509	812,722	733,344
Noninterest income:
Service charges on deposit accounts	86,364	85,272	83,166
Trust fees	61,609	55,488	44,538
Bank card and ATM fees	66,976	60,440	53,779
Investment and annuity fees and insurance commissions	26,574	25,348	23,741
Secondary mortgage market operations	19,853	15,632	15,209
Net gain on sales of assets	593	24,654	7,478
Securities transactions	—	(25,480)	—
Other income	53,938	43,786	39,870
Total noninterest income	315,907	285,140	267,781
Noninterest expense:
Compensation expense	362,083	330,968	320,096
Employee benefits	77,796	73,727	71,817
Personnel expense	439,879	404,695	391,913
Net occupancy expense	50,936	47,795	47,869
Equipment expense	18,393	16,367	14,841
Data processing expense	82,981	74,129	66,385
Professional services expense	45,007	41,579	40,235
Amortization of intangibles	20,844	22,050	22,417
Deposit insurance and regulatory fees	19,512	31,423	29,627
Other real estate (income) expense	671	(2,985)	(2,669)
Other expense	92,454	80,693	82,073
Total noninterest expense	770,677	715,746	692,691
Income before income taxes	392,739	382,116	308,434
Income taxes	65,359	58,346	92,802
Net income	$327,380	$323,770	$215,632
Earnings per common share - basic	$3.72	$3.72	$2.49
Earnings per common share - diluted	$3.72	$3.72	$2.48
Dividends paid per share	$1.08	$1.02	$0.96
Weighted average shares outstanding-basic	86,488	85,355	84,695
Weighted average shares outstanding-diluted	86,599	85,521	84,963

See accompanying notes to consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2019	2018	2017
Net income	$327,380	$323,770	$215,632
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain/loss on available for sale securities and cash flow hedges	143,922	(52,757)	(425)
Reclassification of net losses realized and included in earnings	13,429	34,966	5,801
Valuation adjustment for pension plan amendment	—	—	17,315
Other valuation adjustments of employee benefit plans	2,398	(45,198)	(10,929)
Amortization of unrealized net loss on securities transferred to held to maturity	3,153	3,296	3,786
Other comprehensive income (loss) before income taxes	162,902	(59,693)	15,548
Income tax expense (benefit)	36,917	(13,386)	4,088
Other comprehensive income (loss) net of income taxes	125,985	(46,307)	11,460
Comprehensive income	$453,365	$277,463	$227,092

See accompanying notes to consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
					Other
	Common Stock		Capital	Retained	Comprehensive
(in thousands, except parenthetical share data)	Shares	Amount	Surplus	Earnings	Loss, net	Total
Balance, December 31, 2016	87,495	$291,358	$1,698,253	$850,689	$(120,532)	$2,719,768
Net income	—	—	—	215,632	—	215,632
Other comprehensive income	—	—	—	—	11,460	11,460
Comprehensive income	—	—	—	215,632	11,460	227,092
Reclassification of certain tax effects from accumulated other comprehensive loss	—	—	—	25,330	(25,330)	—
Cash dividends declared ($0.96 per common share)	—	—	—	(83,266)	—	(83,266)
Common stock activity, long-term incentive plan	408	1,358	16,644	133	—	18,135
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	3,220	—	—	3,220
Balance, December 31, 2017	87,903	$292,716	$1,718,117	$1,008,518	$(134,402)	$2,884,949
Net income	—	—	—	323,770	—	323,770
Other comprehensive loss	—	—	—	—	(46,307)	(46,307)
Comprehensive income	—	—	—	323,770	(46,307)	277,463
Cash dividends declared ($1.02 per common share)	—	—	—	(88,838)	—	(88,838)
Common stock activity, long-term incentive plan	—	—	12,482	142	—	12,624
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	3,409	—	—	3,409
Purchase of common stock under stock buyback program (200,000 shares)	—	—	(8,267)	—	—	(8,267)
Balance, December 31, 2018	87,903	$292,716	$1,725,741	$1,243,592	$(180,709)	$3,081,340
Net income	—	—	—	327,380	—	327,380
Other comprehensive income	—	—	—	—	125,985	125,985
Comprehensive income	—	—	—	327,380	125,985	453,365
Cash dividends declared ($1.08 per common share)	—	—	—	(94,871)	—	(94,871)
Common stock issued as consideration in business combination	5,044	16,797	177,052	—	—	193,849
Common stock activity, long-term incentive plan	—	—	15,257	131	—	15,388
Issuance of stock from dividend reinvestment and stock purchase plan	—	—	3,614	—	—	3,614
Initial delivery of shares under accelerated share repurchase agreement (3,611,870 shares)	—	—	(138,768)	—	—	(138,768)
Forward contract for accelerated share repurchase agreement	—	—	(46,232)	—	—	(46,232)
Balance, December 31, 2019	92,947	$309,513	$1,736,664	$1,476,232	$(54,724)	$3,467,685

See accompanying notes to consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$327,380	$323,770	$215,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,902	26,532	28,142
Provision for credit losses	47,708	36,116	58,968
(Gain) loss on sale other real estate and foreclosed assets	626	(3,355)	(2,839)
Deferred tax expense	47,100	45,214	49,831
Increase in cash surrender value of life insurance contracts	(16,158)	(7,850)	(14,959)
Gain on sale of Visa Class B common shares	—	(33,229)	—
Loss on sale of securities available for sale	—	25,480	—
(Gain) loss on the sale of loans	(619)	6,991	(3,363)
Loss on sale of business	—	1,145	—
Loss on disposal of other assets	1,109	1,897	1,587
Net (increase) decrease in loans held for sale	(27,773)	11,986	3,317
Net amortization of securities premium/discount	32,166	33,161	33,244
Amortization of intangible assets	20,844	22,050	22,417
Amortization of FDIC loss share receivable	—	—	2,427
Stock-based compensation expense	20,902	19,793	17,633
Contribution to pension plan	(100,000)	(39,000)	—
Increase (decrease) in interest payable and other liabilities	(1,753)	(9,397)	2,307
Net payments from FDIC for loss share claims	—	—	2,299
Decrease in FDIC loss share receivable	—	—	8,613
Increase in other assets	(22,556)	(13,811)	(9,836)
Other, net	(7,929)	1,691	(4,335)
Net cash provided by operating activities	351,949	449,184	411,085

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows—(Continued)

	Years Ended December 31,
(in thousands)	2019	2018	2017
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	$268,413	$455,162	$213,877
Proceeds from maturities of securities available for sale	294,681	327,141	338,843
Purchases of securities available for sale	(1,010,805)	(629,976)	(742,279)
Proceeds from maturities of securities held to maturity	417,520	359,312	373,088
Purchases of securities held to maturity	(183,626)	(375,770)	(863,457)
Net (increase) decrease in short-term investments	281,251	(18,710)	351,087
Proceeds from sale of loans	112,048	166,462	59,483
Net increase in loans	(555,008)	(1,358,077)	(1,051,628)
Purchase of life insurance contracts	(32,788)	(1,822)	(50,000)
Proceeds from the sale of Visa Class B shares	—	42,858	—
Purchases of property and equipment	(42,716)	(50,664)	(20,297)
Proceeds from sales of other real estate	30,658	17,214	24,324
Cash acquired in stock-based business combination	28,059	—	—
Consideration (paid) received in business combinations	(1,112)	141,769	476,609
Proceeds from the sale of business, net of cash sold	—	77,648	—
Other, net	(65,597)	551	(4,971)
Net cash used in investing activities	(459,022)	(846,902)	(895,321)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(627,557)	679,669	900,427
Net increase (decrease) in short-term borrowings	1,058,748	(114,762)	(118,151)
Repayments of long-term debt	(14,222)	(90,216)	(204,111)
Issuance of long-term debt	20,846	20,610	165
Dividends paid	(94,871)	(88,838)	(83,266)
Payroll tax remitted on net share settlement of equity awards	(6,295)	(8,695)	(11,881)
Repurchase of common stock	(185,000)	(8,267)	—
Proceeds from exercise of stock options	542	1,232	12,092
Proceeds from dividend reinvestment and stock purchase plan	3,614	3,409	3,220
Net cash provided by financing activities	155,805	394,142	498,495
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	48,732	(3,576)	14,259
CASH AND DUE FROM BANKS, BEGINNING	383,372	386,948	372,689
CASH AND DUE FROM BANKS, ENDING	$432,104	$383,372	$386,948

SUPPLEMENTAL INFORMATION
Income taxes paid	$28,288	$7,283	$45,092
Interest paid	232,456	175,382	108,702

SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$21,285	$22,393	$19,140

See accompanying notes to consolidated financial statements.

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

DESCRIPTION OF BUSINESS

Hancock Whitney Corporation (the “Company”) is a financial services company that provides a comprehensive network of full-service financial choices to customers primarily in the Gulf South region through its bank subsidiary, Hancock Whitney Bank (the “Bank”), a Mississippi state bank.  The Bank offers a broad range of traditional and online banking services to commercial, small business and retail customers, providing a variety of transaction and savings deposit products, treasury management services, secured and unsecured loan products (including revolving credit facilities), and letters of credit and similar financial guarantees. The Bank also provides trust and investment management services to retirement plans, corporations and individuals. The Company also offers investment brokerage services through its broker-dealer subsidiary, Hancock Whitney Investment Services, Inc., a nonbank subsidiary of the holding company. The Company primarily operates across the Gulf South region, including southern Mississippi; southern and central Alabama; southern, central and northwest Louisiana; the northern, central, and panhandle regions of Florida; and the certain areas of east and northeast Texas including Houston, Beaumont and Dallas, among others. In addition, the Company operates a loan production office in Nashville, Tennessee and trust and investment management offices in Texas, New York and New Jersey.

The Company was organized in 1984 as a bank holding company registered under the Bank Holding Company Act of 1956, as amended and qualified as a financial holding company in 2002. The corporate headquarters of the Company is in Gulfport, Mississippi.

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

Loans

Loans Held for Sale

Residential mortgage loans originated for sale are classified as loans held for sale and carried at the lower of cost or market. Forward sales commitments on a best-efforts basis are entered into with third parties concurrently with interest rate lock commitments made to prospective borrowers. Held for sale loans also includes residential construction loans that are anticipated to be sold upon completion of the construction term. At times, management may decide to sell loans that were not originated for that purpose. Those loans are reclassified as held for sale when that decision is made and also carried at the lower of cost or market.

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

Loans that are acquired in purchase transactions are recorded at estimated fair value at the acquisition date with no carryover of the related allowance for loan losses.  Acquired loans are segregated between those considered to be performing (“purchased credit performing”) and those with evidence of credit deterioration (“purchased credit impaired”) based on such factors as past due status, nonaccrual status and credit risk ratings.  Purchased credit performing loans are accounted for under Accounting Standards Codification (“ASC”) 310-20 and purchased credit impaired loans are accounted for under ASC 310-30. Purchased credit impaired loans for which the timing and amount of future cash flows cannot be reasonably projected are accounted for using the cost recovery method.

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

Allowance for Credit Losses

The Allowance for Credit Losses (ACL) is comprised of the Allowance for Loan and Lease Losses (ALLL), a valuation account available to absorb losses on loans and the Reserve for Unfunded Lending Commitments, a liability established to absorb credit losses on off-balance sheet exposures. The ACL is established and maintained at an amount sufficient to cover estimated credit losses inherent in the loan and lease portfolios and off balance sheet exposures of the Company as of the date of the determination. Credit losses arise not only from credit risk, but also from other risks inherent in the lending process including, but not limited to, collateral risk, operational risk, concentration risk, and economic risk. As such, all related risks of lending are considered when assessing the adequacy of the allowance for loan and lease losses. Quarterly, management estimates inherent losses in the portfolio and unfunded exposures based on a number of factors, including the Company’s past loan loss and delinquency experience, known and inherent risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral and current economic conditions.

The analysis and methodology for estimating the ACL include two primary elements: A loss rate analysis, which incorporates a historical loss rate as updated for current conditions, is used for credits collectively evaluated for impairment; and a specific reserve analysis is used for credits individually evaluated for impairment. For the loss rate analysis, the Company segments loans into commercial non-real estate, commercial real estate – owner occupied, commercial real estate – income producing, construction and land development, residential mortgage and consumer, with further segmentation as deemed appropriate. Both quantitative and qualitative factors are applied at the detailed portfolio segments. Commercial loans (commercial non-real estate, commercial real estate – owner occupied, commercial real estate – income producing and construction and land development), are further subdivided by risk rating, while retail loans (residential mortgage and consumer) are further subdivided by delinquency. The Company uses loss emergence periods developed based on historical experience, which is currently 24 months for commercial loans and twelve to eighteen months for retail and residential mortgage loans. Historical loss rates are calculated using a weighted average of the loss emergence periods in the historical look back period. As circumstances dictate, management will make adjustments to the overall loss rate to reflect differences in current conditions as compared to those during the historical loss period. Conditions to be considered include problem loan trends, current business and economic conditions, credit concentrations, lending policies and procedures, lending staff, collateral values, loan profiles and volumes, loan review quality, and changes in competition and regulations.

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

The monitoring of credit risk also extends to unfunded credit commitments, such as unused commercial credit lines and letters of credit, and management establishes reserves as needed for its estimate of probable losses on such commitments. Similar to funded loans, the methodology for estimating losses for the reserve for unfunded lending commitments includes a collective review as well as individual evaluations of impaired borrowers. The reserve for unfunded lending commitments is reflected in other liabilities in the consolidated balance sheets.

It is the policy of the Company to promptly charge off all commercial and residential mortgage loans, or portions of loans, when available information reasonably confirms that they are wholly or partially uncollectible. Prior to recognizing a loss, asset value is established based on an assessment of the value of the collateral securing the loan, the borrower’s and the guarantor’s ability and willingness to pay and the status of the account in bankruptcy court, if applicable. Consumer loans are generally charged down when the loan is 120 days past due for most secured and unsecured loans and 150 days past due for consumer credit card loans, unless the loan is clearly both well secured and in the process of collection. Loans are charged down to the fair value of the collateral, if any, less estimated selling costs. Loans are charged off against the allowance for loan losses with subsequent recoveries added back to the allowance.

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

Operating Leases

Effective January 1, 2019, the Company adopted the amended provisions of Financial Accounting Standards Codification Topic 842, “Leases,” using the modified retrospective approach, impacting the reporting and disclosures for operating leases. Under the revised standard, the Company recognizes a liability representing the present value of future lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset over the lease term in the statement of financial position.

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

The Company evaluates whether events and circumstances have occurred that indicate right-of-use assets have been impaired. Measurement of any impairment of such assets is based on their fair values. Once a right-of-use asset for an operating lease is impaired, the carrying amount of the right-of-use asset is reduced through expense and the remaining balance is subsequently amortized on a straight-line basis.

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

For periods prior to January 1, 2019, lease accounting was in accordance with the previously effective guidance of Financial Accounting Standard Codification Topic 840, “Leases,” where operating lease cost were expensed as incurred and non-cancellable future minimum operating lease payments were presented for disclosure only.

Other Real Estate and Foreclosed Assets

Other real estate and foreclosed assets includes real property and other assets that have been acquired in satisfaction of loans, and real property no longer used in the Bank’s business. These assets are recorded at the estimated fair value less the estimated cost of disposition and carried at the lower of either cost or market. Fair value is based on independent appraisals and other relevant factors. Any initial reduction in the carrying amount of a loan to the fair value of the collateral received less selling costs is charged to the allowance for loan losses. Each asset is revalued on an annual basis, or more often if market conditions necessitate. Subsequent losses on the periodic revaluation of these assets and gains or losses recognized on disposition are charged to current earnings, as are revenues from and costs of operating and maintaining real property; with the resulting net (income) expense reflected in noninterest expense in the Consolidated Statements of Income. Improvements made to real property are capitalized if the expenditures are expected to be recovered upon the sale of the property.

Goodwill and Other Intangible Assets

Goodwill represents the excess of consideration paid over the fair value of net assets acquired or the excess of the fair value liabilities assumed over consideration received in a business combination.  Goodwill is not amortized but is assessed for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The impairment test compares the estimated fair value of a reporting unit with its net book value.  The Company has assigned all goodwill to one reporting unit that represents overall banking operations. The fair value of the reporting unit is based on valuation techniques that market participants would use in an acquisition of the whole unit, and may include analysis such as estimated discounted cash flows, the quoted market price of the Company’s stock, adjusted for a control premium, and observable average price-to-earnings and price-to-book multiples of competitors.  If the unit’s fair value is less than its carrying value, an estimate of the implied fair value of the goodwill is compared to the goodwill’s carrying value, and any impairment recognized.

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

For derivatives designated as hedging the exposure to changes in the fair value of an asset or liability (fair value hedge), the gain or loss is recognized in earnings in the period of the fair value change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. Derivatives designated as hedging exposure to variable cash flows of a forecasted transaction (cash flow hedge), are reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings or in certain circumstances, when the hedge is terminated, with the full impact of hedge gains and losses recognized in the period in which the hedged transaction impacts the entity’s earnings. For derivatives that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately. Note 11 - Derivatives describes the derivative instruments currently used by the Company and discloses how these derivatives impact the Company’s financial position and results of operations.

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

Revenue Recognition

Interest Income

Interest income is recognized on an accrual basis driven by written contracts, such as loan agreements or securities contracts. Loan origination fees and costs are recognized over the life of the loan as an adjustment to yield.

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

Income from Derivatives

Income from derivatives consists primarily of income from interest rate swaps, net of fair value adjustments for customer derivatives and the related offsetting agreements with unrelated financial institutions for which the derivative instruments are not designated as hedges.

Other Miscellaneous Income

Other miscellaneous income represents a variety of revenue streams, including safe deposit box income, wire transfer fees, syndication fees and any other income not reflected above.  Income is recorded once the performance obligation is satisfied, generally on the accrual basis or on a cash basis if not material and/or considered constrained.

Advertising Costs

Advertising costs are expensed as incurred and recorded as a component of noninterest expense.

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

The Company also made investments in projects that yield tax credits issued under the Qualified Zone Academy Bonds (QZAB) and Qualified School Construction Bonds (QSCB) prior to December 31, 2017, as well as Federal and state New Market Tax Credit (NMTC) programs. Returns on these investments are generated through the receipt of federal and state tax credits. The tax credits are recorded as a reduction to the income tax provision in the year that they are earned. Tax credits from QZAB and QSCB bonds are generally earned over the life of the bonds in lieu of interest income. Credits on Federal NMTC investments are earned over the seven- year compliance period beginning with the year of investment. Credits on State NMTC investments are generally earned over a three to five-year period depending upon the specific state program. For investments where the return of the principal is not expected, the equity investment is amortized over the life of the tax compliance period as a component of noninterest expense.

The Company also invests in affordable housing projects that generate low-income tax credits (LIHTC) that are earned over a 10-year period, beginning with the year the rental activity begins. The proportional amortization method is used for investments in affordable housing projects that qualify for LIHTC when the Company, as the investor, does not have significant influence over such projects. For such projects, the investment is proportionally amortized over the same period as the expected tax benefits from the underlying projects as a component of the income tax provision. If needed, write-downs of LIHTC investments are also presented as a component of the income tax provision, on a net basis with the amortization. Should the Company have significant influence over projects, the cost or equity method of accounting is used and investment amortization is a component of noninterest expense. The significant influence criteria that enables use of the proportional amortization method is reevaluated if events occur that change the Company’s influence on the project. The Company currently only has LIHTC investments accounted for under the proportional method of accounting.

With the exception of QZAB and QSCB tax credits, all of the tax credits described above can be carried back one-year and carried forward 20 years if the credit cannot be fully used in the year the credits first become available for use. QZAB and QSCB tax credits generally can be carried forward indefinitely if they cannot be fully used in the year the credits are generated.

Retirement Benefits

The Company sponsors defined benefit pension plans and certain other defined benefit postretirement plans for eligible employees. The amounts reported in the consolidated financial statements with respect to these plans are based on actuarial valuations that incorporate various assumptions regarding future experience under the plans. Note 17 – Retirement Benefit Plans discusses the actuarial assumptions and provides information about the liabilities or assets recognized for the funded status of the Company’s obligations under these plans, the net benefit expense charged to current operations, and the amounts recognized as a component of other comprehensive income loss and AOCI.

Share-Based Payment Arrangements

The grant date fair value of equity instruments awarded to employees and directors establishes the cost of the services received in exchange, and the cost associated with awards that are expected to vest is recognized over the requisite service period.  Share-based compensation for service-based awards that contain a graded vesting schedule is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures of unvested awards are recognized in earnings in the period in which they occur. Refer to Note 18 – Share-Based Payment Arrangements for additional information.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2019

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases (Topic 842),” to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. With the exception of short-term leases, lessees are required to recognize a lease liability representing the lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and a right-of-use asset representing the lessee’s right to use, or control the use of, a specified asset for the lease term upon adoption. Lessor accounting was largely unchanged under the new guidance, except for clarification of the definition of initial direct costs which provided additional guidance on the timing of recognition of those costs. Subsequent to the issuance of this update, the FASB issued three additional ASUs that provide codification improvements and certain transition elections, including ASU 2018-11, which permits an additional transition method whereby an entity may elect to record a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company was required to and did adopt the standard effective January 1, 2019, using the modified retrospective transition method permitted by ASU 2018-11. Thus, the Company’s reporting for the comparative periods presented in the financial statements and disclosures continues to be in accordance with GAAP Topic 840. Upon adoption, the Company recorded a gross-up of assets and liabilities in its Consolidated Balance Sheet, with $116.3 million for right of use assets and $131.1 million of lease payment obligations offset by the elimination of $14.8 million of existing lease incentive and other deferred rent liabilities. Accounting for leases in accordance with Topic 842 has not had a material impact upon the Company’s consolidated results of operations, and is not expected to in future periods. Refer to the “Operating Lease” section of this note for information regarding accounting policy and operating lease practical expedient elections at adoption, and Note 6 – Operating Leases for further information related to the Company’s lease contracts and assets at December 31, 2019.

In April 2019, the FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments.” The Update provides clarification and correction to certain areas of previously issued ASUs concerning financial instruments (2016-01, 2016-13 and 2017-12). Effective dates for adoption of this Update’s provisions vary in accordance with the effective dates and adoption status of the amended ASUs. Clarifying guidance includes an amendment to update transition provisions related to a one-time election to reclassify debt securities from held to maturity to available for sale where the debt securities are eligible to be hedged under the last-of-layer method in accordance with Topic 815, Derivatives and Hedging. The clarification included the following related to the transfer election and reclassified securities:  (1) the transfer does not call into question an entity’s assertion to hold to maturity those debt securities that continue to be classified as held-to-maturity (2) the securities are not required to be designated in a last-of-layer hedging relationship (3) the securities may be sold by an entity after reclassification. During the fourth quarter of 2019, the Company exercised the one-time election to transfer securities with an amortized cost of approximately $1.2 billion from its held to maturity portfolio to its available for sale portfolio. Refer to Note 3 – Securities for further information about the Company’s investment securities.

Issued but Not Yet Adopted Accounting Standards

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740).”  The amendments in this Update are meant to simplify the accounting for income taxes by removing certain exceptions to GAAP. The amendments also improve consistent application of and simplify GAAP by modifying and/or revising the accounting for certain income tax transactions and by clarifying certain existing codification. The amendments in the update are effective for public business entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. The Company is currently assessing the impact of adoption of this guidance, but does not expect the update to have a material impact upon its financial position and results of operations.

In August 2018, the FASB issued ASU 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.” The amendments in this Update modify certain disclosure requirements by removing disclosures that are no longer considered cost beneficial, clarifying specific requirements of disclosures, and adding disclosure requirements identified as relevant. The amendments in this Update are effective for fiscal years ending after December 15, 2020 for public business entities, and early adoption is permitted. The Company will modify its pension and postretirement plan disclosures upon adoption of this guidance. Adoption of this guidance will have no impact upon the Company’s results of operations or financial condition.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments in this Update modify certain disclosure requirements on fair value measurements set forth in Topic 820, Fair Value Measurements. In addition, the amendments in this Update eliminate the phrase “an entity shall disclose at a minimum” to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2019, and early adoption is permitted. The Company will modify its fair value measurements disclosures upon adoption of this guidance. Adoption of this guidance will have no impact upon the Company’s results of operations or financial condition.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU, more commonly referred to as Current Expected Credit Losses, or CECL, requires the measurement of all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations are required to use forward-looking information to inform their credit loss estimates. Many of the loss estimation techniques currently applied will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses. Organizations will continue to use judgment to determine which loss estimation method is appropriate for their circumstances. In addition, the ASU amends the accounting for credit losses on debt securities and purchased financial assets with credit deterioration. The ASU is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with a cumulative-effect adjustment to retained earnings for non-purchased credit impaired loans as of the beginning of the year of adoption. For purchased credit impaired loans, there is no impact to retained earnings upon adoption; rather, the entity will reclassify a portion of the purchase accounting fair value mark to allowance for credit losses as of the beginning of the year of adoption.

The Company expects adoption of this guidance, pending final approval through our governance process, to result in a $76.7 million increase in allowance for credit losses on January 1, 2020, comprised of increases in the ALLL of $49.4 million and the reserve for unfunded lending commitments of $27.3 million, with $19.8 million of the ALLL increase reclassified from the fair value mark for acquired impaired loans considered purchased credit deteriorated under the new guidance, and resulting in a cumulative-effect adjustment to retained earnings (net of tax) of $44.1 million. Calculated credit losses on held to maturity debt securities were not material and there was no impact to the Company’s available for sale portfolio or other financial instruments.

The Company’s CECL allowance for credit losses estimates loan and unfunded exposures over a two-year reasonable and supportable forecast period utilizing the weighted average of a range of macroeconomic scenarios, and then reverts to longer historical loss experience to estimate losses for the remaining life. The Company utilizes internally developed credit models and third party economic forecasts for the calculation of the reasonable supportable forecast for the majority of the portfolio and other methods, generally historical loss based, for select portfolios. The credit models consist primarily of multivariate regression and autoregressive models that correlate historical net charge-off rates to select macroeconomic variables at a collective-level, using similar portfolio and regional aggregation as the incurred methodology. Forward-looking macroeconomic forecasts are applied as inputs to the regression equations to estimate quarterly pooled net charge-off rates over the reasonable and supportable period. The net charge-off rates from the credit models or, for the post reasonable supportable period, the portfolios’ long-term average loss rates are applied to the balance run-off forecasts. The balance run-off forecast incorporates prepayment assumptions developed using historical experience using the same macroeconomic forecasts as the credit models. Forecasted net charge-off rates are also applied to forecasted draws and subsequent run-off of unfunded commitments that are also based on historical experience. Qualitative adjustments to the output of quantitative results are made using the same factors for consideration as under the current incurred methodology. The Company also continues to establish specific reserves on individually evaluated nonaccrual and loans modified in troubled debt restructures as these loans are deemed to not share risk characteristics with other financial assets, largely unchanged from the incurred process.

Note 2. Acquisitions and Divestiture

Acquisitions

MidSouth Bancorp, Inc.

On September 21, 2019, the Company completed the acquisition of all of the outstanding common stock of MidSouth Bancorp, Inc. (“MidSouth”) (NYSE: MSL), parent company of MidSouth Bank, N.A. The acquisition provides the Company opportunity for both enhanced growth in several of its current markets, such as MidSouth’s home market of Lafayette, Louisiana, as well as opportunities for expansion into new markets in Louisiana and Texas. The transaction was accounted for as a business combination whereby the Company acquired net assets with an estimated fair value of $130.5 million and recorded goodwill of $63.4 million. In consideration for the net assets acquired, the Company issued approximately 5.0 million shares of common stock, resulting in a transaction value of $193.8 million.

Due to the close proximity to the acquisition date, certain acquisition-date fair value measurements have not been finalized and are subject to change. As the Company obtains the information related to facts and circumstances that existed as of the acquisition date, provisional measurements will be finalized, and any adjustments, if necessary, will be included in the allocation in the reporting period in which the final amounts are determined, not to exceed one year from the acquisition date. The following table sets forth the preliminary acquisition date fair value of the assets acquired and liabilities assumed, and the resulting goodwill. The goodwill is not deductible for federal income tax purposes.

(in thousands)
ASSETS
Cash and due from banks	$28,059
Interest bearing bank deposits	276,911
Federal funds sold	3,475
Securities available for sale	272,240
Loans	787,628
Property and equipment	34,288
Other real estate	343
Identifiable intangible assets	31,500
Other assets	79,888
Total identifiable assets	1,514,332
LIABILITIES
Deposit liabilities	1,280,947
Short term borrowings	66,996
Long term debt	13,919
Other liabilities	21,990
Total liabilities	1,383,852
Net assets acquired	130,480
Value of stock-based consideration	193,849
Goodwill	$63,369

The loans acquired were recorded at an estimated fair value at the acquisition date using a loss adjusted cash flow method, with no carryover of the related allowance for loan losses. Acquired loans are classified as either purchased credit performing or purchased credit impaired based on such factors as past due status, nonaccrual status and internal risk rating. Loans considered to be purchased credit performing were accounted for under Accounting Standards Codification (“ASC”) 310-20. The purchased credit performing loans had a book balance of $686.0 million, of which $18.8 million is not expected to be collected, and an estimated fair value of $667.1 million. Loans considered to be purchased credit impaired were accounted for under ASC 310-30 using the expected cash flow method. The purchased credit impaired loans had a book balance of $143.9 million and an estimated fair value of $120.5 million.

The securities available for sale portfolio consisted primarily of collateralized mortgage obligations and mortgaged backed securities. Substantially all of the portfolio acquired was sold prior to December 31, 2019.

The core deposit intangible asset of $31.5 million represents the value of the relationships with deposit customers based on the favorable source of funds method. The core deposit intangible will be amortized using sum of years’ digits over the asset’s estimated life of 15 years.

Short-term borrowings consisted of customer repurchase agreements of $39.5 million and two FHLB advances totaling $27.5 million. The FHLB advances had 30 day maturities with fixed interest rates of 2.16%.

Long-term debt consisted of three trust preferred debentures with maturities through 2037; however, each was callable and were eligible for redemption at the Company’s election. The Company redeemed each debenture in full prior to December 31, 2019.

The operating results of the Company for the year ended December 31, 2019 includes the results from the operations of the acquired business from the date of acquisition. The results of the acquired business are not material to the Company’s consolidated results of operations and, as such, neither supplemental pro forma information of the combined entity nor revenue and earnings contributed by the acquired business since the date of acquisition are presented.

During the year ended December 31, 2019, the Company incurred acquisition related costs of approximately $32.7 million. The following table presents the acquisition related costs by component:

(in thousands)
Personnel expense	$7,506
Net occupancy and equipment expense	1,464
Professional services expense	7,075
Data processing expense	1,092
Other real estate	130
Advertising expense	2,581
Other expense	12,818
Total merger-related expenses	$32,666

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

The operating results of the Company for the years ended December 31, 2019 and 2018 includes the results from the operations of the acquired trust and asset management business from the date of acquisition. The results are not material to the Company’s results of operations and, as such, supplemental proforma financial information for the years ended December 31, 2019 and 2018 is not presented. During year ended December 31, 2018, the Company incurred acquisition related costs of approximately $6.2 million.

Goodwill Resulting from Business Combinations

Goodwill represents the excess of the consideration transferred over the fair value of the net assets acquired or the excess of the fair value of net liabilities assumed over the consideration received. It is comprised of estimated future economic benefits arising from the transaction that cannot be individually identified or do not qualify for separate recognition. These benefits include expanded presence in existing markets and entry into new markets, and expected earnings streams and operational efficiencies that the Company believes will result from these business combinations.

The following table illustrates the change in the Company’s goodwill for the years ended December 31, 2019 and 2018:

(in thousands)
Goodwill balance at December 31, 2017	$745,523
Additions and adjustments:
Initial goodwill recorded in acquisition of trust and asset management business	45,634
Measurement period adjustments - acquisition of trust and asset management business	(185)
Goodwill balance at December 31, 2018	$790,972
Additions and adjustments:
Final settlement of cash consideration - acquisition of trust and asset management business	$1,112
Initial goodwill recorded in acquisition of MidSouth Bancorp, Inc.	69,207
Measurement period adjustments - acquisition of MidSouth Bancorp, Inc.	(5,838)
Goodwill balance at December 31, 2019	$855,453

Divestiture

On March 9, 2018, the Company sold its consumer finance subsidiary, Harrison Finance Company. The Company received cash of approximately $78.9 million and recorded a loss on the sale of $1.1 million.

Note 3. Securities

The amortized cost and fair value of securities classified as available for sale and held to maturity at December 31, 2019 and 2018 follow.

Securities Available for Sale
	December 31, 2019				December 31, 2018
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$98,320	$652	$300	$98,672	$74,339	$—	$2,633	$71,706
Municipal obligations	242,016	7,789	—	249,805	246,713	360	6,646	240,427
Residential mortgage-backed securities	1,910,909	20,268	7,020	1,924,157	1,468,912	4,284	29,794	1,443,402
Commercial mortgage-backed securities	1,570,765	19,880	4,178	1,586,467	799,060	1,953	30,936	770,077
Collateralized mortgage obligations	807,600	3,757	3,142	808,215	163,282	903	2,260	161,925
Corporate debt securities	8,000	21	33	7,988	3,500	—	—	3,500
	$4,637,610	$52,367	$14,673	$4,675,304	$2,755,806	$7,500	$72,269	$2,691,037

Securities Held to Maturity
	December 31, 2019				December 31, 2018
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$50,000	$3	$—	$50,003	$50,000	$—	$478	$49,522
Municipal obligations	641,019	27,146	69	668,096	688,201	2,347	9,503	681,045
Residential mortgage-backed securities	29,687	883	—	30,570	640,393	1,461	6,117	635,737
Commercial mortgage-backed securities	539,371	12,474	581	551,264	357,175	376	10,882	346,669
Collateralized mortgage obligations	307,932	3,597	458	311,071	1,243,778	1,598	22,493	1,222,883
	$1,568,009	$44,103	$1,108	$1,611,004	$2,979,547	$5,782	$49,473	$2,935,856

The Company held no securities classified as trading at December 31, 2019 or 2018.

Under the provisions ASU 2019-04, the Company made a one-time election to transfer securities with an amortized cost of $1.2 billion from the held to maturity portfolio to the available for sale portfolio. The securities transferred are eligible to be hedged under the last of layer method; as such, the reclassification allows the Company to take advantage of the amended fair value hedging rules in the future, should it meet the Company’s investment strategy.

The following tables present the amortized cost and fair value of debt securities at December 31, 2019 by contractual maturity. Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateral mortgage obligations.

(in thousands)	Amortized Cost	Fair Value
Debt Securities Available for Sale
Due in one year or less	$356	$363
Due after one year through five years	151,871	154,646
Due after five years through ten years	1,764,275	1,778,398
Due after ten years	2,721,108	2,741,897
Total available for sale debt securities	$4,637,610	$4,675,304

(in thousands)	Amortized Cost	Fair Value
Debt Securities Held to Maturity
Due in one year or less	$50,000	$50,003
Due after one year through five years	140,009	141,929
Due after five years through ten years	672,094	694,992
Due after ten years	705,906	724,080
Total held to maturity debt securities	$1,568,009	$1,611,004

The details for securities classified as available for sale with unrealized losses at December 31, 2019 follow.

Available for sale
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$28,235	$300	$—	$—	$28,235	$300
Municipal obligations	—	—	—	—	—	—
Residential mortgage-backed securities	420,066	5,042	399,787	1,978	819,853	7,020
Commercial mortgage-backed securities	458,855	3,971	14,896	207	473,751	4,178
Collateralized mortgage obligations	89,689	1,315	184,389	1,827	274,078	3,142
Corporate debt securities	1,467	33	—	—	1,467	33
.	$998,312	$10,661	$599,072	$4,012	$1,597,384	$14,673

The details for securities classified as available for sale with unrealized losses at December 31, 2018 follow.

Available for sale
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	$—	$71,706	$2,633	$71,706	$2,633
Municipal obligations	41,203	591	170,883	6,054	212,086	6,645
Residential mortgage-backed securities	305,090	2,485	762,826	27,309	1,067,916	29,794
Commercial mortgage-backed securities	96,226	1,851	570,485	29,085	666,711	30,936
Collateralized mortgage obligations	254	1	111,804	2,259	112,058	2,260
	$442,773	$4,928	$1,687,704	$67,340	$2,130,477	$72,268

The details for securities classified as held to maturity with unrealized losses at December 31, 2019 follow.

Held to maturity
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	$—	$—	$—	$—	$—
Municipal obligations	4,735	38	3,143	31	7,878	69
Residential mortgage-backed securities	—	—	—	—	—	—
Commercial mortgage-backed securities	28,426	581	—	—	28,426	581
Collateralized mortgage obligations	—	—	49,110	458	49,110	458
	$33,161	$619	$52,253	$489	$85,414	$1,108

The details for securities classified as held to maturity with unrealized losses as of December 31, 2018 follow.

Held to maturity
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	$—	$49,521	$478	$49,521	$478
Municipal obligations	233,469	2,256	233,280	7,247	466,749	9,503
Residential mortgage-backed securities	90,730	123	235,251	5,994	325,981	6,117
Commercial mortgage-backed securities	—	—	305,419	10,882	305,419	10,882
Collateralized mortgage obligations	77,394	281	897,153	22,212	974,547	22,493
	$401,593	$2,660	$1,720,624	$46,813	$2,122,217	$49,473

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

The following table presents the proceeds from, gross gains on, and gross losses on sales of securities during the years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Proceeds	$268,413	$455,162	$213,877
Gross gains	—	—	—
Gross losses	—	25,480	—

Securities with carrying values totaling approximately $3.3 billion at December 31, 2019 and $3.4 billion at December 31, 2018 were pledged, primarily to secure public deposits or securities sold under agreements to repurchase.

Note 4. Loans and Allowance for Credit Losses

The Company generally makes loans in its market areas of south Mississippi; southern and central Alabama; northwest, central and south Louisiana; the northern, central and panhandle regions of Florida; and certain areas of east and northeast Texas, including Houston, Beaumont and Dallas; and Nashville, Tennessee.  The following table presents loans, net of unearned income, by portfolio class at December 31, 2019 and 2018:

(in thousands)	2019	2018
Commercial non-real estate	$9,166,947	$8,620,601
Commercial real estate - owner occupied	2,738,460	2,457,748
Total commercial and industrial	11,905,407	11,078,349
Commercial real estate - income producing	2,994,448	2,341,779
Construction and land development	1,157,451	1,548,335
Residential mortgages	2,990,631	2,910,081
Consumer	2,164,818	2,147,867
Total loans	$21,212,755	$20,026,411

The Bank makes loans in the normal course of business to directors and executive officers of the Company and the Bank and to their associates. Loans to such related parties are made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk of collectability when originated. Balances of loans to the Company’s directors, executive officers and their associates at December 31, 2019 and 2018 were approximately $13.4 million and $37.5 million, respectively. Included in such loans at December 31, 2018 was $22.4 million to directors that retired in 2019. Related party loan activity in 2019 includes new loans of $7.1 million and repayments of $8.8 million.

The Bank has a line of credit with the Federal Home Loan Bank of Dallas that is secured by blanket pledges of certain qualifying loan types. The Bank had borrowings on this line of $2.0 billion and $1.2 billion at December 31, 2019 and 2018, respectively.

The following schedules show activity in the allowance for credit losses by portfolio segment for the year ended December 31, 2019 and the activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2018, as well as the corresponding recorded investment in loans at December 31, 2019 and 2018.

	Commercial Non-Real Estate	Commercial Real Estate- Owner Occupied	Total Commercial and Industrial	Commercial Real Estate- Income Producing	Construction and Land Development	Residential Mortgages	Consumer	Total
(in thousands)	Year Ended December 31, 2019
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$97,752	$13,757	$111,509	$17,638	$15,647	$23,782	$25,938	$194,514
Charge-offs	(39,600)	(137)	(39,737)	(32)	(7)	(846)	(18,455)	(59,077)
Recoveries	6,940	306	7,246	569	140	480	3,645	12,080
Net provision for loan losses	41,340	(2,949)	38,391	2,694	(6,430)	(3,085)	12,164	43,734
Ending balance - allowance for loan losses	$106,432	$10,977	$117,409	$20,869	$9,350	$20,331	$23,292	$191,251
Reserve for unfunded lending commitments:
Beginning balance	$—	$—	$—	$—	$—	$—	$—	$—
Provision for losses on unfunded commitments	3,974	—	3,974	—	—	—	—	3,974
Ending balance - reserve for unfunded lending commitments	$3,974	$—	$3,974	$—	$—	$—	$—	$3,974
Total allowance for credit losses	$110,406	$10,977	$121,383	$20,869	$9,350	$20,331	$23,292	$195,225

Allowance for loan losses:
Individually evaluated for impairment	$21,733	$104	$21,837	$18	$21	$217	$292	$22,385
Amounts related to purchased credit impaired loans	164	169	333	39	136	7,474	275	8,257
Collectively evaluated for impairment	84,535	10,704	95,239	20,812	9,193	12,640	22,725	160,609
Allowance for loan losses	$106,432	$10,977	$117,409	$20,869	$9,350	$20,331	$23,292	$191,251
Reserve for unfunded lending commitments:
Individually evaluated for impairment	$3,974	$—	$3,974	$—	$—	$—	$—	$3,974
Total allowance for credit losses	$110,406	$10,977	$121,383	$20,869	$9,350	$20,331	$23,292	$195,225
Loans:
Individually evaluated for impairment	$232,438	$4,381	$236,819	$1,898	$277	$5,174	$1,483	$245,651
Purchased credit impaired loans	31,073	36,200	67,273	35,353	20,516	86,757	5,346	215,245
Collectively evaluated for impairment	8,903,436	2,697,879	11,601,315	2,957,197	1,136,658	2,898,700	2,157,989	20,751,859
Total loans	$9,166,947	$2,738,460	$11,905,407	$2,994,448	$1,157,451	$2,990,631	$2,164,818	$21,212,755

	Commercial Non-Real Estate	Commercial Real Estate- Owner Occupied	Total Commercial and Industrial	Commercial Real Estate- Income Producing	Construction and Land Development	Residential Mortgages	Consumer	Total
(in thousands)	Year Ended December 31, 2018
Allowance for loan losses:
Beginning balance	$127,918	$12,962	$140,880	$13,709	$7,372	$24,844	$30,503	$217,308
Charge-offs	(40,069)	(8,059)	(48,128)	(1,633)	(334)	(614)	(23,913)	(74,622)
Recoveries	14,385	317	14,702	221	96	2,179	5,162	22,360
Net provision for loan losses	(4,482)	8,537	4,055	5,341	8,513	(2,627)	20,834	36,116
Other	—	—	—	—	—	—	(6,648)	(6,648)
Ending balance - allowance for loan losses	$97,752	$13,757	$111,509	$17,638	$15,647	$23,782	$25,938	$194,514
Allowance for loan losses:
Individually evaluated for impairment	$3,636	$607	$4,243	$210	$1	$444	$216	$5,114
Amounts related to purchased credit impaired loans	239	215	454	43	83	9,766	388	10,734
Collectively evaluated for impairment	93,877	12,935	106,812	17,385	15,563	13,572	25,334	178,666
Total allowance for loan losses	$97,752	$13,757	$111,509	$17,638	$15,647	$23,782	$25,938	$194,514
Loans:
Individually evaluated for impairment	$239,384	$21,666	$261,050	$2,701	$121	$3,876	$1,007	$268,755
Purchased credit impaired loans	6,629	6,212	12,841	3,757	3,387	105,430	4,181	129,596
Collectively evaluated for impairment	8,374,588	2,429,870	10,804,458	2,335,321	1,544,827	2,800,775	2,142,679	19,628,060
Total loans	$8,620,601	$2,457,748	$11,078,349	$2,341,779	$1,548,335	$2,910,081	$2,147,867	$20,026,411

Impaired Loans

The following table shows the composition of nonaccrual loans by portfolio class.  Purchased credit impaired loans accounted for in pools with an accretable yield are considered to be performing and are excluded from the table.

	December 31,
(in thousands)	2019	2018
Commercial non-real estate	$178,678	$110,653
Commercial real estate - owner occupied	7,708	16,895
Total commercial and industrial	186,386	127,548
Commercial real estate - income producing	2,594	4,991
Construction and land development	1,217	2,146
Residential mortgages	39,262	35,866
Consumer	16,374	16,744
Total loans	$245,833	$187,295

For the years ended December 31, 2019, 2018 and 2017, the estimated amount of interest income from nonaccrual loans that would have been recorded had the loans not been assigned nonaccrual status was $13.9 million, $13.7 million and $14.7 million, respectively.

Nonaccrual loans include nonaccruing loans modified in troubled debt restructurings (TDRs) of $132.5 million and $85.5 million, at December 31, 2019 and 2018, respectively. Total TDRs, both accruing and nonaccruing, were $193.7 million at December 31, 2019 and $224.6 million at December 31, 2018.

The table below details TDRs that were modified during the years ended December 31, 2019, 2018 and 2017 by portfolio segment. All such loans are individually evaluated for impairment.

	Years Ended
($ in thousands)	2019			2018			2017
		Outstanding Recorded Investment			Outstanding Recorded Investment			Outstanding Recorded Investment
Troubled Debt Restructurings:	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Commercial non-real estate	13	$64,051	$57,240	29	$85,306	$85,306	52	$162,909	$162,909
Commercial real estate - owner occupied	1	167	167	2	6,138	6,138	5	5,684	5,684
Total commercial and industrial	14	64,218	57,407	31	91,444	91,444	57	168,593	168,593
Commercial real estate - income producing	1	123	123	1	1,564	1,564	5	5,625	5,625
Construction and land development	3	323	323	—	—	—	—	—	—
Residential mortgages	21	3,286	3,286	14	1,297	1,297	15	2,812	2,812
Consumer	10	168	168	10	455	455	1	40	40
Total loans	49	$68,118	$61,307	56	$94,760	$94,760	78	$177,070	$177,070

The TDRs modified during the year ended December 31, 2019 reflected in the table above include $18.7 million of loans with extended amortization terms or other payment concessions, $41.3 million of loans with significant covenant waivers and $8.1 million with other modifications.  In addition, the Company received approximately $6.8 million of equity securities of one commercial non-real estate borrower in satisfaction of a portion of its debt. The TDRs modified during the year ended December 31, 2018 include $50.8 million of loans with extended amortization terms or other payment concessions, $14.6 million of loans with significant covenant waivers, and $29.4 million with other modifications.  The TDRs modified during the year ended December 31, 2017 include $98.1 million of loans with extended terms or other payment concessions, $76.2 million of loans with significant covenant waivers, and $2.8 million of other modifications.

At December 31, 2019 and 2018, the Company had unfunded commitments of approximately $2.4 million and $2.1 million, respectively, to borrowers whose loan terms had been modified in TDRs.

No TDRs modified during the years ended December 31, 2019 and 2017 subsequently defaulted within twelve month of modification. Of the TDRs modified during the year ended December 31, 2018, one residential mortgage totaling $0.2 million, one owner-occupied commercial real estate loan totaling $1.8 million and one consumer loan totaling less than $ 0.1 million defaulted within 12 months of the modification.

The tables below present loans that are individually evaluated for impairment disaggregated by portfolio class at December 31, 2019 and 2018. Loans individually evaluated for impairment include TDRs and loans that are determined to be impaired and have aggregate relationship balances of $1 million or more.

	December 31, 2019
(in thousands)	Recorded Investment Without an Allowance	Recorded Investment With an Allowance	Unpaid Principal Balance	Related Allowance
Commercial non-real estate	$134,191	$98,247	$270,078	$21,733
Commercial real estate - owner occupied	2,665	1,716	7,793	104
Total commercial and industrial	136,856	99,963	277,871	21,837
Commercial real estate - income producing	373	1,525	1,959	18
Construction and land development	—	277	322	21
Residential mortgages	3,383	1,791	5,709	217
Consumer	479	1,004	1,906	292
Total loans	$141,091	$104,560	$287,767	$22,385

	December 31, 2018
(in thousands)	Recorded Investment Without an Allowance	Recorded Investment With an Allowance	Unpaid Principal Balance	Related Allowance
Commercial non-real estate	$144,625	$94,759	$273,290	$3,636
Commercial real estate - owner occupied	13,027	8,639	25,888	607
Total commercial and industrial	157,652	103,398	299,178	4,243
Commercial real estate - income producing	1,138	1,563	3,428	210
Construction and land development	100	21	121	1
Residential mortgages	2,058	1,818	4,421	444
Consumer	279	728	1,253	216
Total loans	$161,227	$107,528	$308,401	$5,114

The tables below present the average balances and interest income for total impaired loans for the years ended December 31, 2019 and 2018. Interest income recognized represents interest on accruing loans modified in a TDR.

	Years Ended
	December 31, 2019		December 31, 2018
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial non-real estate	$223,500	$4,917	$286,146	$7,919
Commercial real estate - owner occupied	14,719	196	25,325	343
Total commercial and industrial	238,219	5,113	311,471	8,262
Commercial real estate - income producing	2,407	27	9,155	71
Construction and land development	906	4	145	—
Residential mortgages	4,578	11	5,598	18
Consumer	1,464	77	814	39
Total loans	$247,574	$5,232	$327,183	$8,390

Aging Analysis

The tables below present the age analysis of past due loans by portfolio class at December 31, 2019 and 2018. Purchased credit impaired loans with an accretable yield are considered to be current:

December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days past due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
(in thousands)
Commercial non-real estate	$20,893	$13,445	$100,806	$135,144	$9,031,803	$9,166,947	$1,537
Commercial real estate - owner occupied	4,862	556	7,268	12,686	2,725,774	2,738,460	830
Total commercial and industrial	25,755	14,001	108,074	147,830	11,757,577	11,905,407	2,367
Commercial real estate - income producing	738	703	2,910	4,351	2,990,097	2,994,448	450
Construction and land development	5,747	680	2,480	8,907	1,148,544	1,157,451	2,042
Residential mortgages	32,867	8,584	23,577	65,028	2,925,603	2,990,631	85
Consumer	18,586	6,215	9,901	34,702	2,130,116	2,164,818	1,638
Total loans	$83,693	$30,183	$146,942	$260,818	$20,951,937	$21,212,755	$6,582

December 31, 2018	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
(in thousands)
Commercial non-real estate	$12,257	$3,895	$77,551	$93,703	$8,526,898	$8,620,601	$10,823
Commercial real estate - owner occupied	2,394	1,570	14,542	18,506	2,439,242	2,457,748	380
Total commercial and industrial	14,651	5,465	92,093	112,209	10,966,140	11,078,349	11,203
Commercial real estate - income producing	2,371	772	5,495	8,638	2,333,141	2,341,779	1,844
Construction and land development	7,397	1,129	2,165	10,691	1,537,644	1,548,335	644
Residential mortgages	32,869	14,706	23,175	70,750	2,839,331	2,910,081	—
Consumer	20,402	4,695	9,665	34,762	2,113,105	2,147,867	618
Total loans	$77,690	$26,767	$132,593	$237,050	$19,789,361	$20,026,411	$14,309

Credit Quality Indicators

The tables below present the credit quality indicators classes by segments and portfolio class of loans at December 31, 2019 and December 31, 2018.

	December 31, 2019
(in thousands)	Commercial Non- Real Estate	Commercial Real Estate - Owner Occupied	Total Commercial and Industrial	Commercial Real Estate - Income Producing	Construction and Land Development	Total Commercial
Grade:
Pass	$8,492,113	$2,517,448	$11,009,561	$2,883,553	$1,120,997	$15,014,111
Pass-Watch	220,850	146,266	367,116	69,765	25,621	462,502
Special Mention	71,654	14,651	86,305	14,995	283	101,583
Substandard	382,330	60,095	442,425	26,135	10,550	479,110
Doubtful	—	—	—	—	—	—
Total	$9,166,947	$2,738,460	$11,905,407	$2,994,448	$1,157,451	$16,057,306

	December 31, 2018
(in thousands)	Commercial Non- Real Estate	Commercial Real Estate - Owner Occupied	Total Commercial & Industrial	Commercial Real Estate - Income Producing	Construction and Land Development	Total Commercial
Grade:
Pass	$7,875,588	$2,274,211	$10,149,799	$2,265,087	$1,487,599	$13,902,485
Pass-Watch	260,510	84,271	344,781	46,535	49,099	440,415
Special Mention	75,752	23,149	98,901	5,510	816	105,227
Substandard	408,751	76,117	484,868	24,647	10,821	520,336
Doubtful	—	—	—	—	—	—
Total	$8,620,601	$2,457,748	$11,078,349	$2,341,779	$1,548,335	$14,968,463

	December 31, 2019			December 31, 2018
(in thousands)	Residential Mortgage	Consumer	Total	Residential Mortgage	Consumer	Total
Performing	$2,950,854	$2,147,312	$5,098,166	$2,873,669	$2,130,395	$5,004,064
Nonperforming	39,777	17,506	57,283	36,412	17,472	53,884
Total	$2,990,631	$2,164,818	$5,155,449	$2,910,081	$2,147,867	$5,057,948

Below are the definitions of the Company’s internally assigned grades:

Commercial:

•	Pass - loans properly approved, documented, collateralized, and performing which do not reflect an abnormal credit risk.
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

Purchased Credit Impaired Loans

Changes in the carrying amount of purchased credit impaired loans and related accretable yield are presented in the following table for the years ended December 31, 2019 and 2018:

	2019		2018
	Carrying		Carrying
	Amount	Accretable	Amount	Accretable
(in thousands)	of Loans	Yield	of Loans	Yield
Balance at beginning of period	$129,596	$37,294	$153,403	$62,517
Additions	120,562	6,246	—	—
Payments received, net	(48,076)	(4,601)	(39,556)	(5,779)
Accretion	13,163	(13,163)	15,749	(15,749)
Increase (decrease) in expected cash flows based on actual cash flow and changes in cash flow assumptions	—	4,170	—	(3,695)
Balance at end of period	$215,245	$29,946	$129,596	$37,294

Residential Mortgage Loans in Process of Foreclosure

Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. Included in loans are $8.6 million and $7.1 million of consumer loans secured by single family residential mortgage real estate that are in process of foreclosure as of December 31, 2019 and 2018, respectively. In addition to the single family residential real estate loans in process of foreclosure, the Company also held $6.3 million and $1.8 million of foreclosed single family residential properties in other real estate owned as of December 31, 2019 and 2018, respectively.

Loans Held for Sale

Loans held for sale totaled $55.9 million and $28.1 million, respectively, at December 31, 2019 and 2018. Substantially all loans held for sale are residential mortgage loans originated for sale. Concurrent with the commitment to lend, the Company enters into a forward commitment to sell these loans on a best efforts delivery basis.

Note 5. Property and Equipment

Property and equipment consisted of the following at December 31, 2019 and 2018:

	December 31,
(in thousands)	2019	2018
Land and land improvements	$79,720	$70,960
Buildings and leasehold improvements	339,503	311,409
Furniture, fixtures and equipment	115,051	92,805
Software	75,448	72,721
Assets under development	20,014	31,742
	629,736	579,637
Accumulated depreciation and amortization	(249,527)	(225,969)
Property and equipment, net	$380,209	$353,668

Assets under development is comprised primarily of software design and implementation costs.

Depreciation and amortization expense was $30.9 million, $26.5 million and $28.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Property and Equipment Held for Sale

Certain of the Company’s property and equipment meet the criteria to be classified as assets held for sale. The carrying values of such assets were $0.3 million and $27.0 million at December 31, 2019 and 2018, respectively, and were reported within Other Assets in the consolidated balance sheets. For more information on the Company’s policy for accounting for assets held for sale, refer to Note 1 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements.

Note 6. Operating Leases

Effective January 1, 2019, the Company adopted the amended provisions of Financial Accounting Standards Codification Topic 842, “Leases,” using the modified retrospective approach, impacting the reporting and disclosures for operating leases. The core principle of Topic 842 is that a lessee should recognize in the statement of financial position a liability representing the present value of future lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset over the lease term, as well as the disclosure of key information about operating leasing arrangements. Refer to Note 1 – Summary of Significant Accounting Policies for a description of the Company’s policy and transition elections.

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

The following tables present supplemental information pertaining to operating leases at and for the year ended December 31, 2019.

(dollars in thousands)	Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities for operating leases	$16,027
Right of use assets obtained in exchange for lease liabilities	121,066

December 31, 2019
Weighted average remaining lease term (in years)	12.95
Weighted average discount rate	3.53%

The following table sets forth the maturities of the Company’s lease liabilities and the present value discount at December 31, 2019.

(dollars in thousands)
2019	$16,382
2020	15,947
2021	15,551
2022	13,973
2023	11,877
Thereafter	89,677
Total	163,407
Present value discount	(35,704)
Lease liability	$127,703

The following table sets forth the components of the Company’s lease expense for the year ended December 31, 2019.

(in thousands)	December 31, 2019
Operating lease expense	$18,075
Short-term lease expense	462
Variable lease expense	46
Sublease income	(322)
Total	$18,261

The Company elected the optional transition method to not restate prior periods. Rental expense under ASC 840 approximated $18.2 million and $17.0 million for the years ended December 31, 2018 and 2017, respectively.

Note 7. Goodwill and Other Intangible Assets

Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired or the excess of the fair value of the net liabilities assumed over the consideration received in a business combination. The 2019 acquisition of MidSouth resulted in goodwill of $63.4 million and the 2018 acquisition of the trust and asset management business resulted in goodwill of $46.6 million. The carrying amount of goodwill was $855.5 million and $791.0 million at December 31, 2019 and 2018, respectively. For additional information regarding changes to the Company’s carrying amount of goodwill, refer to Note 2 – Business Combinations.

The Company completed its annual impairment test of goodwill as of September 30, 2019 by performing a qualitative (“Step Zero”) assessment.  The qualitative assessment involved the examination of changes in macroeconomic conditions, industry and market conditions, overall financial performance, cost factors and other relevant entity-specific events, including changes in management and other key personnel and changes in the share price of the Company’s common stock.  As a result of the assessment, the Company concluded that its goodwill was not impaired.

No goodwill impairment charges were recognized during 2019, 2018 or 2017.

Identifiable intangible assets with finite lives are amortized over the periods benefited and are evaluated for impairment similar to other long-lived assets. The purchase and carrying values of intangible assets subject to amortization at December 31, 2019 and 2018 were as follows:

	December 31, 2019
	Purchase	Accumulated	Carrying
(in thousands)	Value	Amortization	Value
Core deposit intangibles	$247,455	$168,577	$78,878
Credit card and trust relationships	49,962	22,448	27,514
Merchant processing relationships	10,000	9,585	415
	$307,417	$200,610	$106,807

	December 31, 2018
	Purchase	Accumulated	Carrying
(in thousands)	Value	Amortization	Value
Core deposit intangibles	$215,955	$151,446	$64,509
Credit card and trust relationships	49,962	19,564	30,398
Merchant processing relationships	10,000	8,756	1,244
	$275,917	$179,766	$96,151

Aggregate amortization expense by category of finite lived intangible assets for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Core deposit intangibles	$17,132	$18,566	$19,442
Credit card and trust relationships	2,883	2,682	1,975
Merchant processing relationships	829	802	1,000
	$20,844	$22,050	$22,417

At December 31, 2019, the weighted-average remaining life of core deposit intangibles was approximately 10 years, and the weighted-average remaining life of other identifiable intangibles was approximately 15 years.

The following table shows estimated amortization expense of other intangible assets at December 31, 2019 for the five succeeding years and all years thereafter, calculated based on current amortization schedules.

(in thousands)
2020	$19,916
2021	16,665
2022	14,033
2023	11,557
2024	9,413
Thereafter	35,223
$106,807

Note 8. Time Deposits

The following table presents a detail of deposits at December 31, 2019 and 2018:

(in thousands)	2019	2018
Noninterest-bearing deposits	$8,775,632	$8,499,027
Interest-bearing retail transaction and savings deposits	8,845,097	8,000,092
Interest-bearing public fund deposits
Public fund transaction and savings deposits	2,803,912	2,622,938
Public fund time deposits	560,503	383,578
Total interest-bearing public fund deposits	3,364,415	3,006,516
Retail time deposits	2,652,842	2,416,086
Brokered time deposits	165,589	1,228,464
Total interest-bearing deposits	15,027,943	14,651,158
Total deposits	$23,803,575	$23,150,185

The maturity of time deposits at December 31, 2019 follows.

(in thousands)
2020	$2,841,291
2021	405,102
2022	87,059
2023	20,106
2024	10,212
Thereafter	1,402
Total time deposits	$3,365,172

Certificates of deposit in amounts greater than or equal to $250,000 totaled approximately $1.4 billion at December 31, 2019.

Note 9. Short-Term Borrowings

The following table presents information concerning short-term borrowing at and for the years ended December 31, 2019 and 2018:

	December 31,
(in thousands)	2019	2018
Federal funds purchased:
Amount outstanding at period end	$195,450	$425
Average amount outstanding during period	49,297	39,968
Maximum amount at any month end during period	202,933	100,925
Weighted-average interest at period end	1.60%	2.00%
Weighted-average interest rate during period	2.30%	2.11%
Securities sold under agreements to repurchase:
Amount outstanding at period end	$484,422	$428,599
Average amount outstanding during period	493,344	456,000
Maximum amount at any month end during period	518,042	500,345
Weighted-average interest at period end	0.54%	0.32%
Weighted-average interest rate during period	0.52%	0.23%
FHLB borrowings:
Amount outstanding at period end	$2,035,000	$1,160,104
Average amount outstanding during period	1,399,503	1,694,804
Maximum amount at any month end during period	1,941,774	2,410,258
Weighted-average interest at period end	1.17%	2.48%
Weighted-average interest rate during period	1.96%	2.02%

Federal funds purchased represent unsecured borrowings from other banks, generally on an overnight basis.

Securities sold under agreements to repurchase (“repurchase agreements”) are funds borrowed on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury-management services offered to deposit customers. The customer repurchase agreements mature daily and are secured by agency securities. As the Company maintains effective control over assets sold under agreements to repurchase, the securities continue to be presented in the consolidated balance sheets. Because the Company acts as a borrower transferring assets to the counterparty, and the agreements mature daily, the Company’s risk is limited.

The $2.0 billion of FHLB borrowings at December 31, 2019 consists of two notes, one fixed and one variable rate, totaling $775 million that mature in 2020; three fixed rate non-amortizing puttable notes totaling $800 million that mature in 2034 that are classified as short-term as the FHLB has the option to put (terminate) the advance prior to maturity; and four variable rate notes totaling $460 million maturing from 2025 to 2026. These four variable rate notes reset monthly or quarterly and may be repaid at our option, either in whole or in part at par, on any reset date, subject to advanced notice of no less than two days before the reset date and, therefore, are classified as short-term borrowings.

Note 10. Long-Term Debt

As of December 31, 2019 and 2018, long-term debt was comprised of the following:

	December 31,
(in thousands)	2019	2018
Subordinated notes payable, maturing June 2045	$150,000	$150,000
Other long-term debt	87,890	79,598
Less: unamortized debt issuance costs	(4,428)	(4,605)
Total long-term debt	$233,462	$224,993

The following table sets forth unamortized debt issuance costs associated with the respective debt instruments as of December 31, 2019:

		Unamortized
		Debt
		Issuance
(in thousands)	Principal	Costs
Subordinated notes payable, maturing June 2045	$150,000	$4,428
Other long-term debt	87,890	—
Total	$237,890	$4,428

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

Note 11. Derivatives

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage risks related to differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments, currently associated with fixed rate brokered deposits and certain investment securities and select pools of variable rate loans. The Bank also entered into interest rate derivative agreements as a service to certain qualifying customers. The Bank manages a matched book with respect to these customer derivatives in order to minimize its net risk exposure resulting from such agreements. The Bank also enters into risk participation agreements under which it may either sell or buy credit risk associated with a customer’s performance under certain interest rate derivative contracts related to loans in which participation interests have been sold to or purchased from other banks.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional or contractual amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at December 31, 2019 and 2018.

		December 31, 2019			December 31, 2018
			Derivative (1)			Derivative (1)
(in thousands)	Type of Hedge	Notional or Contractual Amount	Assets	Liabilities	Notional or Contractual Amount	Assets	Liabilities
Derivatives designated
as hedging instruments:
Interest rate swaps - variable rate loans	Cash Flow	$1,175,000	$24,172	$337	$875,000	$3,954	$9,173
Interest rate swaps - securities	Fair Value	441,400	1,474	1,759	—	—	—
Interest rate swaps - brokered deposits	Fair Value	43,000	—	9	483,110	—	2,089
		$1,659,400	$25,646	$2,105	$1,358,110	$3,954	$11,262
Derivatives not designated as hedging instruments:
Interest rate swaps	N/A	$3,759,232	$54,512	$55,664	$2,554,808	$23,670	$24,669
Risk participation agreements	N/A	254,825	21	45	171,222	10	131
Forward commitments to sell residential mortgage loans	N/A	145,623	651	744	77,208	110	664
Interest rate-lock commitments on residential mortgage loans	N/A	83,224	369	375	59,119	464	67
Foreign exchange forward contracts	N/A	64,632	303	366	37,749	751	718
Visa Class B derivative contract	N/A	43,753	—	5,704	43,753	—	7,304
		$4,351,289	$55,856	$62,898	$2,943,859	$25,005	$33,553
Total derivatives		$6,010,689	$81,502	$65,003	$4,301,969	$28,959	$44,815
Less: netting adjustments (2)			(27,056)	(43,914)		(11,979)	(22,588)
Total derivate assets/liabilities			$54,446	$21,089		$16,980	$22,227

(1)	Derivative assets and liabilities are reported in other assets or other liabilities, respectively, in the consolidated balance sheets.
(2)

Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty. See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans.  For each agreement, the Company receives interest at a fixed rate and pays at a variable rate. During the year ended December 31, 2018, the Company terminated five swap agreements and paid termination fees of approximately $10.6 million.  The resulting accumulated other comprehensive loss is being amortized over the remaining maturities of the designated instruments. Amortization of other comprehensive loss on terminated cash flow hedges totaled $4.1 million and $6.0 million for the years ended December 31, 2019 and 2018, respectively. The notional amounts of the swap agreements in place at December 31, 2019 expire as follows:  $50 million in 2021; $475 million in 2022; $550 million in 2023; $100 million in 2024.

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

Interest rate swaps on securities available for sale

During the third quarter of 2019, the Company executed multiple forward starting fixed payer swaps to convert the latter portion of pools of available for sale securities to a floating rate. These instruments were designated as last-of-layer fair value hedges against the select closed pools of prepayable commercial mortgage backed securities. This strategy provides the Company with a fixed rate coupon during the front end unhedged tenor of the bonds and results in a floating rate security during the back end hedged tenor, with hedged start dates between August 2023 through August 2024 and maturity dates from January 2028 through January 2029. In accordance with ASC 815, an entity may exclude prepayment risk when measuring the change in fair value of the hedged item attributable to interest rate risk under the last-of-layer approach. The fair value of the hedged item attributable to interest rate risk will be presented in interest income along with the change in the fair value of the hedging instrument.

At December 31, 2019, the amortized cost basis of the closed portfolio of prepayable commercial mortgage backed securities totaled $498.3 million. The amount that represents the hedged items was $441.4 million and the basis adjustment associated with the hedged items totaled $0.3 million.

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

Customer foreign exchange forward contract derivatives

The Bank enters into foreign exchange forward derivative agreements, primarily forward foreign currency contracts, with commercial banking customers to facilitate their risk management strategies. The Bank manages its risk exposure from such transactions by entering into offsetting agreements with unrelated financial institutions. The Bank has not elected to designate these foreign exchange forward contract derivatives as hedges; as such, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

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

The contract includes a contingent accelerated termination clause based on the credit ratings of the Company. At December 31, 2019 and 2018, the fair value of the liability associated with this contract was $5.7 million and $7.3 million respectively. Refer to Note 20 – Fair Value of Financial Instruments for discussion of the valuation inputs and process for this derivative liability.

Effect of Derivative Instruments on the Statements of Income

The effects of derivative instruments on the consolidated statements of income for the years ended December 31, 2019, 2018 and 2017 are presented in the table below. For the years ended December 31, 2019 and 2018, the reduction of interest income attributable to cash flow hedges includes amortization of accumulated other comprehensive loss that resulted from termination of certain interest rate swap contracts.

		Year Ended December 31,
Derivative Instruments:	Location of Gain (Loss) Recognized in the Statement of Income:	2019	2018	2017
Fair value hedges- securities	Interest income	$1	$—	$—
Cash flow hedges - variable rate loans	Interest income	(4,255)	(4,497)	(280)
Fair value hedges - brokered deposits	Interest expense	(1,752)	(2,343)	829
All other instruments	Other noninterest income	12,958	5,368	5,870
Total		$6,952	$(1,472)	$6,419

Credit Risk-Related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as the downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. The Company is not in violation of any such provisions. The aggregate fair value of derivative instruments with credit risk-related contingent features that were in a net liability position at December 31, 2019 and 2018 was $12.9 million and $0.4 million, respectively, for which the Company had posted collateral of $12.4 million and $0.3 million, respectively.

Offsetting Assets and Liabilities

The Bank’s derivative instruments with certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero. Agreements with certain bilateral counterparties require both parties to maintain collateral in the event that the fair values of derivative instruments exceed established exposure thresholds. For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses. Offsetting information in regards to all derivative assets and liabilities, including accrued interest subject to these master netting agreements at December 31, 2019 and 2018 is presented in the following tables:

As of December 31, 2019
		Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Statement of Financial Position	Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$27,938	$(27,915)	$23	$23	$-	$-
Derivative Liabilities	$56,523	$(44,570)	$11,953	$23	$35,113	$(23,183)

As of December 31, 2018
		Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Statement of Financial Position	Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$16,167	$(12,842)	$3,325	$1,846	$—	$1,479
Derivative Liabilities	$23,811	$(21,651)	$2,160	$1,846	$2,871	$(2,557)

The Company has excess collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

Note 12. Stockholders’ Equity

Common Shares Outstanding

Common shares outstanding exclude treasury shares of 4.0 million and 0.9 million with a first-in-first-out cost basis of $135.8 million and $18.5 million at December 31, 2019 and 2018, respectively.  Shares outstanding also exclude unvested restricted share awards of 1.4 million and 1.3 million at December 31, 2019 and 2018, respectively.

Shares Issued as Consideration in Business Combination

On September 21, 2019, the Company issued 5,044,332 million shares of common stock valued at $193.8 million as consideration in its acquisition of MidSouth. Refer to Note 2 – Acquisitions and Divestiture for further information.

Stock Buyback Program

On September 23, 2019, the Company’s board of directors approved an amended stock buyback program that authorizes the Company to repurchase up to 5.5 million shares of its common stock through the expiration date of December 31, 2020. The program, as amended, allows the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or as otherwise determined by the Company in one or more transactions. The Company is not obligated to purchase any shares under this program, and the board of directors may terminate or amend the program at any time prior to the expiration date.

On October 18, 2019, the Company entered into an accelerated share repurchase (“ASR”) agreement with Morgan Stanley & Co. LLC (“Morgan Stanley”) to repurchase $185 million of the Company’s common stock. Pursuant to the ASR agreement, the Company made a $185 million payment to Morgan Stanley on October 21, 2019, and received from Morgan Stanley day an initial delivery of 3,611,870 shares of the Company’s common stock, which represented 75% of the estimated total number of shares to be repurchased based on the October 18, 2019 closing price of the Company’s common stock.  The Company is accounting for the ASR as two separate transactions. The initial delivery of shares totaling $138.8 million were accounted for as treasury shares, and the value of the remaining shares to be exchanged upon final settlement totaling $46.2 million is being treated as a forward contract. The Company determined the forward contract meets scope exception provided for in ASC 815-10-15-74(a) and, as such, qualifies for equity classification.

The final number of shares to be repurchased will be based generally on the volume-weighted average price per share of the Company’s common stock during the term of the ASR agreement, less a discount, and subject to possible adjustments in accordance with the terms of the ASR agreement. Because the ASR is uncollared, the Company may be obligated to return a portion of the initial shares should the average share price increase over the remaining term of the contract. Final settlement of the ASR agreement is scheduled to occur no later than the third quarter of 2020.

In 2018, under a previous Board-approved stock buyback program in place from May 2018 to September 2019, the Company repurchased 200,000 shares of its common stock at an average price of $41.30 per share.

Accumulated Other Comprehensive Income (Loss)

A roll forward of the components of AOCI is included as follows:

(in thousands)	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Cash Flow Hedges	Equity Method Investment		Total
Balance, December 31, 2016	$(28,679)	$(14,392)	$(72,501)	$(4,960)	$		$(120,532)
Net change in unrealized gain (loss)	6,903	—	—	(7,328)		—	(425)
Reclassification of net loss realized and included in earnings	—	—	5,201	600		—	5,801
Valuation adjustment for employee benefit plan amendment	—	—	17,315	—		—	17,315
Other valuation adjustment for employee benefit plans	—	—	(10,929)	—		—	(10,929)
Amortization of unrealized net loss on securities transferred to held to maturity	—	3,786	—	—		—	3,786
Income tax expense (benefit)	1,067	1,393	4,228	(2,600)		—	4,088
Reclassification of certain tax effects (a)	6,669	2,586	13,936	2,139		—	25,330
Balance, December 31, 2017	$(29,512)	$(14,585)	$(79,078)	$(11,227)		$—	$(134,402)
Net change in unrealized (loss) gain	(52,060)	—	—	(697)		—	(52,757)
Reclassification of net loss realized and included in earnings	25,480	—	4,989	4,497		—	34,966
Valuation adjustment for employee benefit plans	—	—	(45,198)	—		—	(45,198)
Amortization of unrealized net loss on securities transferred to held to maturity	—	3,296	—	—		—	3,296
Income tax expense (benefit)	(5,967)	755	(9,040)	866		—	(13,386)
Balance, December 31, 2018	$(50,125)	$(12,044)	$(110,247)	$(8,293)		$—	$(180,709)
Net change in unrealized gain or loss	115,413	—	—	28,943		(434)	143,922
Reclassification of net (gain) loss realized and included in earnings	—	—	9,174	4,255		—	13,429
Valuation adjustment for employee benefit plans	—	—	2,398	—		—	2,398
Unrealized loss on securities transferred to available for sale	(13,236)	13,236	—	—		—	—
Amortization of unrealized net loss on securities transferred to held to maturity	—	3,153	—	—		—	3,153
Income tax expense	23,102	3,706	2,603	7,506		—	36,917
Balance, December 31, 2019	$28,950	$639	$(101,278)	$17,399		$(434)	$(54,724)

(a)	Represents the reclassification of stranded income tax effects to Retained Earnings upon adoption of ASU 2018-02.

Accumulated Other Comprehensive Income or Loss (“AOCI”) is reported as a component of stockholders’ equity. AOCI can include, among other items, unrealized holding gains and losses on securities available for sale (“AFS”), including the Company’s share of unrealized gains and losses reported by a partnership accounted for under the equity method, gains and losses associated with pension or other post-retirement benefits that are not recognized immediately as a component of net periodic benefit cost, and gains and losses on derivative instruments that are designated as, and qualify as, cash flow hedges. Net unrealized gains and losses on AFS securities reclassified as securities held to maturity (“HTM”) also continue to be reported as a component of AOCI and will be amortized over the estimated remaining life of the securities as an adjustment to interest income. Subject to certain thresholds, unrealized losses on employee benefit plans will be reclassified into income as pension and post-retirement costs are recognized over the remaining service period of plan participants. Accumulated gains or losses on the cash flow hedge of the variable rate loans described in Note 11 will be reclassified into income over the life of the hedge. Accumulated other comprehensive loss resulting from the terminated interest rate swaps will be amortized over the remaining maturities of the designated instruments. Gains and losses within AOCI are net of deferred income taxes, where applicable.

The following table shows the line items in the consolidated statements of income affected by amounts reclassified from AOCI:

Amount reclassified from AOCI (a)	Year Ended December 31,		Increase (decrease) in affected line
(in thousands)	2019	2018	item in the income statement
Amortization of unrealized net loss on securities transferred to HTM	$(3,153)	$(3,296)	Interest income
Tax effect	713	755	Income taxes
Net of tax	(2,440)	(2,541)	Net income
Gain (loss) on sale of AFS securities	—	(25,480)	Securities transactions
Tax effect	—	5,720	Income taxes
Net of tax	—	(19,760)	Net income
Amortization of defined benefit pension and post-retirement items (b)	$(9,174)	$(4,989)	Other noninterest expense
Tax effect	2,074	1,122	Income taxes
Net of tax	(7,100)	(3,867)	Net income
Reclassification of unrealized gain (loss) on cash flow hedges	(110)	$1,072	Interest income
Tax effect	25	(244)	Income taxes
Net of tax	(85)	828	Net Income
Amortization of loss on terminated cash flow hedges	(4,145)	(5,569)	Interest income
Tax effect	937	1,269	Income taxes
Net of tax	(3,208)	(4,300)	Net income
Total reclassifications, net of tax	$(12,833)	$(30,468)	Net income

(a)	Amounts in parenthesis indicate reduction in net income.

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

To evaluate capital adequacy, regulators compare an institution’s regulatory capital ratios with their agency guidelines, as well as with the guidelines established as part of the uniform regulatory framework for prompt corrective supervisory action toward financial institutions. The framework for prompt corrective action categorizes capital levels into one of five classifications rating from well-capitalized to critically under-capitalized. For an institution to be eligible to be classified as well capitalized its total risk-based capital ratios must be at least 10.0% for total capital, 6.5% for Tier 1 Common Equity and 8.0% for Tier 1 capital, and its leverage ratio must be at least 5.0%. In reaching an overall conclusion on capital adequacy or assigning a classification under the uniform framework, regulators also consider other subjective and quantitative measures of risk associated with an institution. The Company and the Bank were deemed to be well capitalized based upon the most recent notifications from their regulators. There are no conditions or events since those notifications that management believes would change the classifications. At December 31, 2019 and 2018, the Company and the Bank were in compliance with all of their respective minimum regulatory capital requirements.

Following is a summary of the actual regulatory capital amounts and ratios for the Company and the Bank together with corresponding regulatory capital requirements at December 31, 2019 and 2018.

	Actual		Required for Minimum Capital Adequacy		Required To Be Well Capitalized
($ in thousands)	Amount	Ratio %	Amount	Ratio %	Amount	Ratio %
At December 31, 2019
Tier 1 leverage capital
Hancock Whitney Corporation	$2,584,162	8.76	$1,180,163	4.00	$1,475,204	5.00
Hancock Whitney Bank	2,640,913	8.96	1,179,194	4.00	1,473,992	5.00
Common equity tier 1 (to risk weighted assets)
Hancock Whitney Corporation	$2,584,162	10.50	$1,107,527	4.50	$1,599,761	6.50
Hancock Whitney Bank	2,640,913	10.74	1,106,558	4.50	1,598,362	6.50
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	$2,584,162	10.50	$1,476,702	6.00	$1,968,936	8.00
Hancock Whitney Bank	2,640,913	10.74	1,475,411	6.00	1,967,214	8.00
Total capital (to risk weighted assets)
Hancock Whitney Corporation	$2,929,387	11.90	$1,968,936	8.00	$2,461,171	10.00
Hancock Whitney Bank	2,836,138	11.53	1,967,214	8.00	2,459,018	10.00
At December 31, 2018
Tier 1 leverage capital
Hancock Whitney Corporation	$2,391,762	8.67	$1,103,544	4.00	$1,379,430	5.00
Hancock Whitney Bank	2,351,090	8.54	1,101,372	4.00	1,376,715	5.00
Common equity tier 1 (to risk weighted assets)
Hancock Whitney Corporation	$2,391,762	10.48	$1,026,637	4.50	$1,482,920	6.50
Hancock Whitney Bank	2,351,090	10.32	1,025,355	4.50	1,481,068	6.50
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	$2,391,762	10.48	$1,368,849	6.00	$1,825,132	8.00
Hancock Whitney Bank	2,351,090	10.32	1,367,140	6.00	1,822,853	8.00
Total capital (to risk weighted assets)
Hancock Whitney Corporation	$2,736,276	11.99	$1,825,132	8.00	$2,281,415	10.00
Hancock Whitney Bank	2,545,604	11.17	1,822,053	8.00	2,278,566	10.00

Regulatory Restrictions on Dividends

Regulatory policy statements provide that generally bank holding companies should pay dividends only out of current operating earnings and that the level of dividends must be consistent with current and expected capital requirements. Dividends received from the Bank have been the primary source of funds available to the Company for the payment of dividends to its stockholders. Federal and state banking laws and regulations restrict the amount of dividends the Bank may distribute to the Company without prior regulatory approval, as well as the amount of loans it may make to the Company. Dividends paid by the Bank are subject to approval by the Commissioner of Banking and Consumer Finance of the State of Mississippi. Further, beginning January 1, 2019, a capital conservation buffer of 2.5% above each of the minimum capital ratio requirements (common equity tier 1, Tier 1, and total risk-based capital) must be met for a bank or bank holding company to be able to pay dividends.

Note 13. Noninterest Income and Noninterest Expense

During the fourth quarter of 2018, the Company sold the majority of its holdings of Visa Class B common shares. The sale resulted in a gain of approximately $33.2 million, which is included in net gain on sales of assets on the Consolidated Statement of Income. For more information on the circumstances surrounding the sale, refer to Note 11 – Derivatives.

The components of other noninterest income and other noninterest expense are as follows:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Other noninterest income:
Income from bank-owned life insurance	$14,946	$12,424	$11,473
Credit-related fees	11,399	11,065	11,140
Income from derivatives	12,958	5,368	5,870
Other miscellaneous income	14,635	14,929	11,387
Total other noninterest income	$53,938	$43,786	$39,870
Other noninterest expense:
Advertising	$15,251	$12,334	$15,031
Corporate value and franchise taxes	15,949	13,595	12,797
Entertainment and contributions	10,777	11,359	8,260
Telecommunication and postage	14,588	14,659	14,686
Printing and supplies	4,947	5,548	5,138
Travel expenses	5,278	5,338	5,043
Tax credit investment amortization	4,943	5,166	4,850
Other retirement expense	(16,561)	(18,661)	(15,249)
Other miscellaneous expense	37,282	31,355	31,517
Total other noninterest expense	$92,454	$80,693	$82,073

Note 14. Income Taxes

Income tax expense included in net income consisted of the following components:

	Years Ended December 31,
(in thousands)	2019	2018	2017
Included in net income
Current federal	$12,172	$7,594	$38,859
Current state	6,087	5,538	4,112
Total current provision	18,259	13,132	42,971
Deferred federal	46,290	41,078	48,653
Deferred state	810	4,136	1,178
Total deferred provision	47,100	45,214	49,831
Total included in net income	$65,359	$58,346	$92,802

Income tax expense does not reflect the tax effects of amounts recognized in other comprehensive income and in AOCI, a separate component of stockholders’ equity.  These amounts include unrealized gains and losses on securities available for sale or transferred to held to maturity, unrealized gains and losses on derivatives and hedging transactions, and valuation adjustments of defined benefit and other post-retirement benefit plans. Refer to Note 12 – Stockholders’ Equity for additional information.

Temporary differences arise between the tax bases of assets or liabilities and their carrying amounts for financial reporting purposes. The expected tax effects from when these differences are resolved are recorded currently as deferred tax assets or liabilities.

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2019	2018
Deferred tax assets:
Allowance for loan losses	$47,008	$45,198
Employee compensation and benefits	—	12,796
Loan purchase accounting adjustments	18,717	1,132
Tax credit carryforward	2,025	2,059
Securities	—	17,390
Federal/State net operating loss	7,295	1,629
Lease liability	29,003	—
Other	7,893	18,431
Gross deferred tax assets	111,941	98,635
State valuation allowance	(1,415)	(1,629)
Net deferred tax assets	$110,526	$97,006
Deferred tax liabilities:
Employee compensation and benefits	$(9,662)	$—
Securities	(9,589)	—
Fixed assets & intangibles	(48,144)	(44,277)
Lease Financing	(41,565)	(23,605)
Right-of-use asset	(24,887)	—
Other	(14,400)	(6,157)
Gross deferred tax liabilities	$(148,247)	$(74,039)
Net deferred tax asset (liability)	$(37,721)	$22,967

Reported income tax expense differed from amounts computed by applying the statutory income tax rate of 21% for the years ended December 31, 2019 and 2018 and 35% for the year ended December 31, 2017 to earnings before income taxes. The primary differences are due to tax-exempt income, federal and state tax credits, and excess tax benefits from stock-based compensation in 2019. The main source of tax credits has been investments in tax-advantaged securities and tax credit projects. These investments are made primarily in the markets we serve and directed at tax credits issued under the Qualified Zone Academy Bonds (“QZAB”), Qualified School Construction Bonds (“QSCB”), as well as Federal and State New Market Tax Credit (“NMTC”) and Low-Income Housing Tax Credit (“LIHTC”) programs.  A summary of the factors that impacted income tax expense follows.

	Years Ended December 31,
	2019		2018		2017
($ in thousands)	Amount	%	Amount	%	Amount	%
Taxes computed at statutory rate	$82,475	21.0%	$80,244	21.0%	$107,952	35.0%
Increases (decreases) in taxes resulting from:
State income taxes, net of federal income tax benefit	7,204	1.8	8,770	2.3	4,288	1.4
Tax-exempt interest	(10,435)	(2.7)	(10,803)	(2.8)	(18,870)	(6.1)
Life insurance contracts	(3,901)	(1.0)	(2,019)	(0.5)	(5,360)	(1.7)
Tax credits	(10,293)	(2.6)	(11,344)	(3.0)	(9,286)	(3.1)
Employee share-based compensation	(842)	(0.2)	(1,380)	(0.3)	(5,824)	(1.9)
FDIC assessment disallowance	1,895	0.5	2,818	0.7	—	—
Return to provision adjustment	(1,459)	(0.4)	(9,942)	(2.6)	(120)	—
Impact of deferred tax asset re-measurement	—	—	—	—	19,520	6.3
Other, net	715	0.2	2,002	0.5	502	0.2
Income tax expense	$65,359	16.6%	$58,346	15.3%	$92,802	30.1%

As of December 31, 2019, the Company had approximately $2.0 million in state tax credit carryforwards that originated in the tax years from 2015 through 2019 and begin expiring in 2022. These carryforwards are primarily from investments in state NMTC projects.

In 2019, the Company invested in certain affordable housing project limited partnerships that are qualified low-income housing tax credit developments. These investments are considered variable interest entities for which the Company is not the primary beneficiary and, therefore, are not consolidated. The tax credits, when realized, will be reflected in the consolidated statement of income as a reduction of income tax expense. The unamortized portion of the investment is reflected within other assets in the consolidated balance sheets. The Company’s investments in affordable housing limited partnerships totaled $37.3 million at December 31, 2019. There were no such investments at December 31, 2018.

The Company had approximately $22.9 million in state net operating loss carryforwards that originated in the tax years 2004 through 2019 and begin expiring in 2024. A valuation allowance has been established for the state net operating loss carryforwards. The impact of this valuation allowance is immaterial to the financial statements.

The tax benefit of a position taken or expected to be taken in a tax return should be recognized when it is more likely than not that the position will be sustained on its technical merits.  The liability for unrecognized tax benefits was immaterial as of December 31, 2019, 2018 and 2017.  The Company does not expect the liability for unrecognized tax benefits to change significantly during 2020.  The Company recognizes interest and penalties, if any, related to income tax matters in income tax expense, and the amounts recognized during 2019, 2018 and 2017 were insignificant.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Generally, the returns for years prior to 2016 are no longer subject to examination by taxing authorities.

Note 15. Earnings Per Share

The Company calculates earnings per share using the two-class method. The two-class method allocates net income to each class of common stock and participating security according to common dividends declared and participation rights in undistributed earnings. Participating securities consist of nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents

A summary of the information used in the computation of earnings per common share follows.

	Years Ended December 31,
($ in thousands, except per share data)	2019	2018	2017
Numerator:
Net income to common shareholders	$327,380	$323,770	$215,632
Net income allocated to participating securities -- basic and diluted	5,546	5,930	4,670
Net income allocated to common shareholders - basic and diluted	$321,834	$317,840	$210,962
Denominator:
Weighted-average common shares - basic	86,488	85,355	84,695
Dilutive potential common shares	111	166	268
Weighted average common shares - diluted	86,599	85,521	84,963
Earnings per common share:
Basic	$3.72	$3.72	$2.49
Diluted	$3.72	$3.72	$2.48

Potential common shares are excluded from the computation of diluted earnings per share when their inclusion would have had an anti-dilutive effect. Potential common shares can consist of, among other forms, employee and director stock options, unvested performance share awards, and deferred restricted units. Weighted-average anti-dilutive potential common shares of this nature totaled 15,815 for the year ended December 31, 2019, 5,129 for the year ended December 31, 2018, and 10,551 for the year ended December 31, 2017.

The diluted earnings per share computation for the year ended December 31, 2019 also excludes the impact of the forward contract related to the October 21, 2019 accelerated share repurchase transaction. Based upon the average daily volume weighted-average price of the Company’s common stock at December 31, 2019, the counterparty to the transaction is expected to deliver additional shares for the settlement of the forward contract upon settlement; as such, the impact of the forward contract related to the accelerated share repurchase transaction would have been anti-dilutive to earnings per share.

Note 16. Segment Reporting

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

Note 17. Retirement Benefit Plans

The Company offers a qualified defined benefit pension plan, the Hancock Whitney Corporation Pension Plan and Trust Agreement (“Pension Plan”), covering certain eligible associates. Eligibility is based on minimum age and service-related requirements. During the second quarter of 2017, the Pension Plan was amended to exclude any individual hired or rehired by the Company after June 30, 2017 from eligibility to participate. The Pension Plan amendment further provided that the accrued benefits of each participant in the Pension Plan whose combined age plus years of service as of January 1, 2018 totaled less than 55 were to be frozen as of January 1, 2018 and not thereafter increase.

The Company makes contributions to this plan in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws, plus such additional amounts as the Company may determine to be appropriate. The Company was not required to make a contribution to the Pension Plan during 2019 or 2018. During 2018, the Company made a discretionary contribution of $39 million designated to the 2017 plan year as part of its income tax initiatives. Market conditions during the latter part of 2018 resulted in a decline in the Pension Plan’s asset value. The Company made a $100 million discretionary contribution to the Pension Plan during the first quarter of 2019, the timing and amount of which was determined with the intent to optimize investment return. The Company does not anticipate being required to make a contribution, nor does it anticipate making a discretionary contribution to the Pension Plan in 2020.

The Company also offers a defined contribution retirement benefit plan (401(k) plan), the Hancock Whitney Corporation 401(k) Savings Plan and Trust Agreement (“401(k) Plan”), that covers substantially all associates who have been employed 60 days and meet a minimum age requirement and employment classification criteria. The Company matches 100% of the first 1% of compensation saved by a participant, and 50% of the next 5% of compensation saved. Newly eligible associates are automatically enrolled at an initial 3% savings rate unless the associate actively opts out of participation in the plan. The 401(k) Plan was also amended during the second quarter of 2017 for participants whose benefits are frozen under the Pension Plan to add an enhanced Company contribution beginning January 1, 2018, in the amount of 2%, 4% or 6% of such participant’s eligible compensation, based on the participant’s age and years of service with the Company. The 401(k) Plan’s amendment further provided that the Company will contribute to the benefit of those associates of the Company hired or rehired after June 30, 2017 and those associates of the Company never enrolled in the Pension Plan an additional basic contribution in an amount equal to 2% of the associate’s eligible compensation beginning January 1, 2018. Participants vest in the new basic and enhanced Company contributions upon completion of three years of service.

The Company’s 401(k) plan matching expense totaled $15.7 million, $14.6 million and $8.4 million for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The Company assumed certain trends in health care costs in the determination of the benefit obligations. The plans assumed a 7.25% and 7.5% increase in health costs for 2019 and 2018 respectively, declining to 6.25% in 2019 and 6.75% in 2018 uniformly over a four year period, and then following the Getzen model thereafter. At December 31, 2019, the mortality assumption was based on Revised RP-2014 Employee and Healthy Annuitants Bottom Quartile Generational Mortality Table for Males and Females - Projected with Improvement Scale MP-2019. At December 31, 2018, the mortality assumption was based on Revised RP-2014 Employee and Healthy Annuitants Bottom Quartile Generational Mortality Table for Males and Females - Projected with Improvement Scale MP-2018.

The following tables detail the changes in the benefit obligations and plan assets of the defined benefit plans for the years ended December 31, 2019 and 2018 as well as the funded status of the plans at each year end and the amounts recognized in the Company’s consolidated balance sheets. The Company uses a December 31 measurement date for all defined benefit pension plans and other postretirement benefit plans.

	2019	2018	2019	2018
(in thousands)	Pension Benefits		Other Post- Retirement Benefits
Change in benefit obligation
Benefit obligation at beginning of year	$492,017	$513,844	$16,283	$23,036
Service cost	10,981	12,414	95	120
Interest cost	18,843	16,762	621	621
Plan participants' contributions	—	—	547	628
Net actuarial (gain) loss	81,166	(30,796)	733	(6,717)
Benefits paid	(21,141)	(20,207)	(1,566)	(1,405)
Benefit obligation, end of year	581,866	492,017	16,713	16,283
Change in plan assets
Fair value of plan assets at beginning of year	542,618	564,365	—	—
Actual return on plan assets	130,745	(40,491)	—	—
Employer contributions	101,165	40,138	1,019	777
Plan participants' contributions	—	—	547	628
Benefit payments	(21,141)	(20,207)	(1,566)	(1,405)
Expenses	(1,249)	(1,187)	—	—
Fair value of plan assets, end of year	752,138	542,618	—	—
Funded status at end of year - net asset (liability)	$170,272	$50,601	$(16,713)	$(16,283)
Amounts recognized in accumulated other comprehensive loss
Unrecognized loss at beginning of year	$149,470	$102,978	$(7,015)	$(732)
Net actuarial loss (gain)	(13,218)	46,492	1,646	(6,283)
Unrecognized gain (loss) at end of year	$136,252	$149,470	$(5,369)	$(7,015)
Projected benefit obligation	$581,866	$492,017
Accumulated benefit obligation	550,005	467,300
Fair value of plan assets	752,138	542,618

The net funded status of $170.3 million for pension benefits plans includes an excess of plan assets over the benefit obligation of $185.8 million on the defined benefit pension plan, offset by an unfunded benefit obligation of $15.5 million for the nonqualified retirement plan.

The following table shows net periodic benefit cost included in expense and the changes in the amounts recognized in AOCI during 2019, 2018, and 2017.

	Years Ended December 31,
	2019	2018	2017	2019	2018	2017
($ in thousands)	Pension Benefits			Other Post-Retirement Benefits
Net periodic benefit cost
Service cost	$10,981	$12,414	$15,381	$95	$120	$129
Interest cost	18,843	16,762	16,514	621	621	668
Expected return on plan assets	(45,199)	(41,033)	(37,632)	—	—	—
Amortization of net loss/ prior service cost	10,087	5,423	5,554	(913)	(434)	(353)
Net periodic benefit cost	(5,288)	(6,434)	(183)	(197)	307	444
Other changes in plan assets and benefit obligations recognized in other comprehensive income, before taxes
Net (loss) gain recognized during the year	(10,087)	(5,423)	(5,554)	913	434	353
Net actuarial loss (gain)	(3,131)	51,915	(7,378)	733	(6,717)	993
Total recognized in other comprehensive income	(13,218)	46,492	(12,932)	1,646	(6,283)	1,346
Total recognized in net periodic benefit cost and other comprehensive income	$(18,506)	$40,058	$(13,115)	$1,449	$(5,976)	$1,790
Discount rate for benefit obligations	3.14%	4.14%	3.57%	3.11%	4.10%	3.52%
Discount rate for net periodic benefit cost	4.14%	3.57%	4.10%	4.10%	3.52%	3.95%
Expected long-term return on plan assets	7.25%	7.25%	7.25%	n/a	n/a	n/a
Rate of compensation increase	scaled *	scaled **	scaled **	n/a	n/a	n/a

*	Graded scale, declining from 7.25% at age 20 to 2.25% at age 60
**	Graded scale, declining from 7.00% at age 20 to 2.00% at age 60

The long term rate of return on plan assets is determined by using the weighted-average of historical real returns for major asset classes based on target asset allocations.  The discount rates for the benefit obligation were calculated by matching expected future cash flows to the Findley Pension Discount Curve (AA) in 2019 and 2018 and the BPSM-AA Only Pension Discount Curve in 2017.

The following table presents expected plan benefit payments over the ten years succeeding December 31, 2019:

(in thousands)	Pension	Post-Retirement	Total
2020	$22,974	$849	$23,823
2021	24,016	888	24,904
2022	25,163	855	26,018
2023	26,130	876	27,006
2024	27,414	855	28,269
2025-2029	156,055	4,376	160,431
.	$281,752	$8,699	$290,451

The expected benefit payments are estimated based on the same assumptions used to measure the Company’s benefit obligations at December 31, 2019.

The estimated amounts of actuarial loss that will be amortized from accumulated other comprehensive loss into net periodic benefit cost over the next year is $5.1 million.

The following table illustrates the effect on the annual periodic postretirement benefit costs and postretirement benefit obligation of a 1% increase or 1% decrease in the assumed health care cost trend rates from the rates assumed at December 31, 2019:

	1% Decrease	Assumed	1% Increase
(in thousands)	in Rates	Rates	in Rates
Aggregated service and interest cost	$642	$715	$806
Postretirement benefit obligation	15,031	16,712	18,780

The fair values of pension plan assets at December 31, 2019 and 2018, by asset category, are shown in the following tables. The fair value is presented based on the Financial Accounting Standards Board’s fair value hierarchy that prioritizes inputs into the valuation techniques used to measure fair value.  Level 1 uses quoted prices in active markets for identical assets, Level 2 uses significant observable inputs, and Level 3 uses significant unobservable inputs. In accordance with Subtopic 820-10 common trust funds are reported at fair value using net asset value per share (or its equivalent) as a practical expedient and are not classified in the fair value hierarchy.

For all investments, the plan attempts to use quoted market prices of identical assets on active exchanges, or Level 1 measurements. Where such quoted market prices are not available, the plan will use quoted prices for similar instruments or discounted cash flows to estimate the value, reported as Level 2.

	December 31, 2019
Fair Value Measurements by Asset Category / Fund	Level 1	Level 2	Level 3	Total
(in thousands)
Cash and equivalents	$2,574	$—	$—	$2,574
Total cash and cash equivalents	2,574	—	—	2,574
Fixed income securities	23,450	45,951		69,401
Mutual fund-fixed income	34,652	—	—	34,652
Exchange Traded Fund (ETF)-fixed income	3,134			3,134
Total fixed income	61,236	45,951	—	107,187
Domestic and foreign stock	88,174		—	88,174
Mutual funds-equity	236,436	—	—	236,436
Total equity	324,610		—	324,610
Total assets at fair value	388,420	45,951	—	434,371
Common trust funds (fixed income)	—	—	—	258,572
Common trust fund (real assets)	—	—	—	59,195
Total	$388,420	$45,951	$—	$752,138

	December 31, 2018
Fair Value Measurements by Asset Category / Fund	Level 1	Level 2	Level 3	Total
(in thousands)
Cash and equivalents	$8,643	$—	$—	$8,643
Total cash and cash equivalents	8,643	—	—	8,643
Fixed income securities	19,856	97,025	—	116,881
Mutual fund-fixed income	31,556	—	145	31,701
Total fixed income	51,412	97,025	145	148,582
Domestic and foreign stock	80,813	6	—	80,819
Mutual funds-equity	150,466	—	—	150,466
Total equity	231,279	6	—	231,285
Total assets at fair value	291,334	97,031	145	388,510
Common trust funds (fixed income)	—	—	—	125,706
Common trust fund (real assets)	—	—	—	28,402
Total	$291,334	$97,031	$145	$542,618

The following table presents the percentage allocation of the plan assets by asset category and corresponding target allocations at December 31, 2019 and 2018.

	Plan Assets		Target Allocation
	at December 31,		at December 31,
Asset category	2019	2018	2019	2018
Cash and equivalents	0%	1%	0 - 5%	0 - 5%
Fixed income securities	49	51	41 - 57%	35 - 63%
Equity securities	43	43	35 - 51%	35 - 51%
Real assets	8	5	0 - 12%	0 - 12%
	100%	100%

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

Note 18. Share-Based Payment Arrangements

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

As of December 31, 2019 there were 0.4 million shares available for future issuance under the 2014 equity compensation plan.

For the years ended December 31, 2019, 2018 and 2017, total share-based compensation recognized in income was $20.9 million, $19.8 million and $17.6 million, respectively. The total recognized tax benefit related to the share-based compensation was $5.5 million, $5.8 million and $13.3 million for 2019, 2018 and 2017, respectively.

A summary of stock option activity for 2019 is presented below:

Options	Number of Shares	Weighted- Average Exercise Price ($)	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value ($000)
Outstanding at January 1, 2019	46,685	$31.88	2.6	$164
Former MidSouth options converted at acquisition	20,530	46.76		—
Exercised/Released	(23,365)	33.06		180
Cancelled/Forfeited	—	—		—
Expired	(15,305)	45.85		6
Outstanding at December 31, 2019	28,545	$34.11	2.2	$296
Exercisable at December 31, 2019	28,545	$34.11	2.2	$296

The exercise price for stock options is set at the closing market price of the Company’s stock on the date immediately preceding the date of grant, except for the exercise price of certain options granted to major stockholders which is set at 110% of the market price. Option awards generally vest equally over five years of continuous service and have ten-year contractual terms.

The total intrinsic value of options exercised during the years ended December 31, 2019, 2018 and 2017 was $0.2 million, $0.6 million and $4.3 million, respectively.

A summary of the Company’s nonvested restricted and performance shares for the year ended December 31, 2019 is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value ($)
Nonvested at January 1, 2019	1,494,041	$39.89
Granted	694,377	39.85
Vested	(525,166)	38.20
Cancelled/Forfeited	(66,994)	39.88
Nonvested at December 31, 2019	1,596,258	$40.43

As of December 31, 2018, there was $58.6 million of total unrecognized compensation expense related to nonvested restricted and performance shares expected to vest in future periods. This compensation is expected to be recognized in expense over a weighted-average period of 3.5 years. The total fair value of shares which vested during 2019 and 2018 was $20.1 million and $26.2 million, respectively.

In 2019, the Company granted 33,691 performance shares subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $35.27 per share and 33,691 performance shares subject to an operating earnings per share performance metric with a grant date fair value of $32.15 per share to key members of executive management. The number of performance shares subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 42 regional banks.  The fair value of the performance shares subject to TSR at the grant date was determined using a Monte Carlo simulation method.  The number of performance shares subject to operating earnings per share that ultimately vest will be based on the Company’s attainment of certain operating earnings per share goals over the two-year performance period. The maximum number of performance shares that could vest is 200% of the target award.  Compensation expense for these performance shares is recognized on a straight-line basis over the three-year service period.

Note 19. Commitments and Contingencies

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

The contract amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. At December 31, 2019, the Company had a reserve for unfunded lending commitments totaling $4.0 million. The Company’s off-balance sheet financial instruments are summarized below:

	December 31,
(in thousands)	2019	2018
Commitments to extend credit	$7,530,143	$7,234,528
Letters of credit	393,284	365,498

Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business. Management does not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on the consolidated financial position or liquidity of the Company.

Note 20. Fair Value Measurements

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

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$98,672	$—	$98,672
Municipal obligations	—	249,805	—	249,805
Corporate debt securities	—	7,988	—	7,988
Residential mortgage-backed securities	—	1,924,157	—	1,924,157
Commercial mortgage-backed securities	—	1,586,467	—	1,586,467
Collateralized mortgage obligations	—	808,215	—	808,215
Total available for sale securities	—	4,675,304	—	4,675,304
Derivative assets (1)	—	54,446	—	54,446
Total recurring fair value measurements - assets	$—	$4,729,750	$—	$4,729,750
Liabilities	—		—
Derivative liabilities (1)	$—	$15,385	$5,704	$21,089
Total recurring fair value measurements - liabilities	$—	$15,385	$5,704	$21,089
(1)	For further disaggregation of derivative assets and liabilities, see Note 11 – Derivatives.

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$71,706	$—	$71,706
Municipal obligations	—	240,427	—	240,427
Corporate debt securities	—	3,500	—	3,500
Residential mortgage-backed securities	—	1,443,402	—	1,443,402
Commercial mortgage-backed securities	—	770,077	—	770,077
Collateralized mortgage obligations	—	161,925	—	161,925
Total available for sale securities	—	2,691,037	—	2,691,037
Derivative assets (1)	—	16,980	—	16,980
Total recurring fair value measurements - assets	$—	2,708,017	$—	2,708,017
Liabilities			—
Derivative liabilities (1)	$—	$14,923	$7,304	$22,227
Total recurring fair value measurements - liabilities	$—	$14,923	$7,304	$22,227
(1)	For further disaggregation of derivative assets and liabilities, see Note 11 – Derivatives.

Securities classified as level 2 include obligations of U.S. Government agencies and U.S. Government-sponsored agencies, residential and commercial mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies, and state and municipal bonds. The level 2 fair value measurements for investment securities are obtained quarterly from a third-party pricing service that uses industry-standard pricing models. Substantially all of the model inputs are observable in the marketplace or can be supported by observable data. The Company invests only in securities of investment grade quality with a targeted duration, for the overall portfolio, generally between two and five and a half years. Company policies generally limit U.S. investments to agency securities and municipal securities determined to be investment grade according to an internally generated score which generally includes a rating of not less than “Baa” or its equivalent by a nationally recognized statistical rating agency.

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

The Company’s Level 3 liability consists of a derivative contract with the purchaser of 192,163 shares of Visa Class B common stock. Pursuant to the agreement, the Company retains the risks associated with the ultimate conversion of the Visa Class B common shares into shares of Visa. Class A common stock, such that the counterparty will be compensated for any dilutive adjustments to the conversion ratio and the Company will be compensated for any anti-dilutive adjustments to the ratio. The agreement also requires periodic payments by the Company to the counterparty calculated by reference to the market price of Visa Class A common shares at the time of sale and a fixed rate of interest that steps up once after the eighth scheduled quarterly payment. The fair value of the liability is determined using a discounted cash flow methodology. The significant unobservable inputs used in the fair value measurement are the Company’s own assumptions about estimated changes in the conversion rate of the Visa Class B common shares into Visa Class A common shares, the date on which such conversion is expected to occur and the estimated growth rate of the Visa Class A common share price. Refer to Note 11 – Derivatives for information about the derivative contract with the counterparty.

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

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements

The table below presents a rollforward of the amounts on the consolidated balance sheet for the year ended December 31, 2019 for financial instruments of a material nature that are classified within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis:

(in thousands)
Balance at December 31, 2017	$—
Entry into derivative contract	7,304
Balance at December 31, 2018	7,304
Cash settlements	(1,900)
Losses included in earnings	300
Balance at December 31, 2019	$5,704

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

Level 3 Class	Fair Value at December 31, 2019	Fair Value at December 31, 2018	Valuation Techniques	Unobservable Input	Values Utilized
				VISA Class A Appreciation	6.0% - 18.0%
Other Derivative Liability	$5,704	$7,304	Discounted cash flow	Conversion rate	1.62x - 1.59x
				Time until resolution	24 - 48 months

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

The following table presents the Company’s financial assets that are measured at fair value on a nonrecurring basis for each of the fair value hierarchy levels:

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$182,377	$—	$182,377
Other real estate owned and foreclosed assets	—	—	24,422	24,422
Total nonrecurring fair value measurements	$—	$182,377	$24,422	$206,799

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$170,918	$—	$170,918
Other real estate owned	—	—	14,594	14,594
Total nonrecurring fair value measurements	$—	$170,918	$14,594	$185,512

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

Derivative Financial Instruments – The fair value measurements for derivative financial instruments was discussed earlier in the note.

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amount at December 31, 2019 and 2018.

	December 31, 2019
				Total	Carrying
(in thousands)	Level 1	Level 2	Level 3	Fair Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$542,333	$—	$—	$542,333	$542,333
Available for sale securities	—	4,675,304	—	4,675,304	4,675,304
Held to maturity securities	—	1,611,004	—	1,611,004	1,568,009
Loans, net	—	182,377	20,861,702	21,044,079	21,021,504
Loans held for sale	—	55,864	—	55,864	55,864
Derivative financial instruments	—	54,446	—	54,446	54,446
Financial liabilities:
Deposits	$—	$—	$23,786,775	$23,786,775	$23,803,575
Federal funds purchased	195,450	—	—	195,450	195,450
Securities sold under agreements to repurchase	484,422	—	—	484,422	484,422
Short-term FHLB Borrowings	2,035,000	—	—	2,035,000	2,035,000
Long-term debt	—	226,098	—	226,098	233,462
Derivative financial instruments	—	15,385	5,704	21,089	21,089

	December 31, 2018
				Total	Carrying
(in thousands)	Level 1	Level 2	Level 3	Fair Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$494,466	$—	$—	$494,466	$494,466
Available for sale securities	—	2,961,037	—	2,961,037	2,691,037
Held to maturity securities	—	2,935,856	—	2,935,856	2,979,547
Loans, net	—	170,918	19,555,969	19,726,887	19,831,897
Loans held for sale	—	28,150	—	28,150	28,150
Derivative financial instruments	—	16,980	—	16,980	16,980
Financial liabilities:				—
Deposits	$—	$—	$23,129,574	$23,129,574	$23,150,185
Federal funds purchased	425	—	—	425	425
Securities sold under agreements to repurchase	428,599	—	—	428,599	428,599
FHLB short-term borrowings	1,160,104	—	—	1,160,104	1,160,104
Long-term debt	—	223,135	—	223,135	224,993
Derivative financial instruments	—	14,923	7,304	22,227	22,227

Note 21. Condensed Parent Company Information

The following condensed financial statements reflect the accounts and transactions of Hancock Whitney Corporation only:

Condensed Balance Sheets

	December 31,
(in thousands)	2019	2018
Assets:
Cash	$57,943	$153,939
Investment in bank subsidiaries	3,524,029	3,040,186
Investment in non-bank subsidiaries	23,498	26,274
Due from subsidiaries and other assets	9,101	6,868
Total sssets	$3,614,571	$3,227,267
Liabilities and Stockholders' Equity:
Long term debt	$145,572	$145,396
Other liabilities	1,314	531
Stockholders' equity	3,467,685	3,081,340
Total liabilities and stockholders' equity	$3,614,571	$3,227,267

Condensed Statements of Income

	Years Ended December 31,
(in thousands)	2019	2018	2017
Operating Income
From subsidiaries
Cash dividends received from bank subsidiaries	$240,000	$200,000	$90,000
Cash dividend from nonbank Subsidiary	5,000	—	—
Noncash dividend from bank subsidiaries	—	—	11,708
Equity in earnings of subsidiaries greater than dividends received	94,185	137,914	124,531
Total operating income	339,185	337,914	226,239
Other expense, net	(15,635)	(18,728)	(16,931)
Income tax benefit	(3,830)	(4,584)	(6,324)
Net income	$327,380	$323,770	$215,632
Other comprehensive income (loss), net of tax	125,985	(46,307)	11,460
Comprehensive income	$453,365	$277,463	$227,092

Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2019	2018	2017
Cash flows from operating activities - principally dividends received from subsidiaries	$255,322	$216,270	$111,591
Net cash provided by operating activities	255,322	216,270	111,591
Cash flows from investing activities:
Contribution of capital to subsidiary	(50,000)	—	(270,000)
Net cash received in acquisition	38,505	—	—
Proceeds from sale of securities available for sale	—	47,557	—
Proceeds from principal paydowns of securities available for sale	—	9,091	11,015
Other, net	(1,874)	—	—
Net cash provided by (used in) investing activities	(13,369)	56,648	(258,985)
Cash flows from financing activities:
Repayment of long term debt	(13,919)	(89,200)	(17,900)
Dividends paid to stockholders	(94,871)	(88,838)	(83,266)
Repurchase of common stock	—	(8,267)	—
Proceeds from issuance of common stock	4,265	4,693	15,312
Payroll tax remitted on net share settlement of equity awards	(6,295)	(8,695)	(11,881)
Payment accelerated share repurchase agreement	(185,000)	—	—
Other, net	(42,129)	—	—
Net cash used in financing activities	(337,949)	(190,307)	(97,735)
Net increase (decrease) in cash	(95,996)	82,611	(245,129)
Cash, beginning of year	153,939	71,328	316,457
Cash, end of year	$57,943	$153,939	$71,328

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

Management, including our principal executive officer and principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures and based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of its principal executive and principal financial officers, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form Y-9 C) and compliance with specific laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

PricewaterhouseCoopers, LLP, the independent registered public accounting firm that audited the Company’s financial statements included in Item 8. “Financial Statements and Supplementary Data,” has issued an attestation report on the Company’s internal control over financial reporting, which is also included in Item 8.

Based on the foregoing evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019.

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Hancock Whitney Corporation will hold its Annual Meeting of Shareholders of common stock on Wednesday, April 29, 2020, at 10:30 a.m. Central Daylight Time at Hancock Whitney Plaza, 2510 14th Street, Gulfport, Mississippi.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors will appear in our definitive proxy statement to be filed with the Securities and Exchange Commission for our 2020 annual meeting of the shareholders under the caption, “Information about Our Directors.” Information concerning compliance with Section 16(a) of the Exchange Act will appear in our proxy statement under the caption, “Delinquent Section 16(a) Reports.” Information concerning our code of business ethics for officers and associates, our code of ethics for financial officers, and our code of ethics for directors will appear in our proxy statement under the caption “Transactions with Related Persons.” Information concerning our audit committee will appear in our proxy statement under the caption “Board of Directors and Corporate Governance – Board Committees – Audit Committee.” The information set forth under each such caption is incorporated herein by reference. The information required by Item 10 of this Report regarding our executive officers appears in a separately captioned heading in Item 1 of this Report.

ITEM 11.     EXECUTIVE COMPENSATION

Information concerning our executive and director compensation will appear in our definitive proxy statement relating to our 2020 annual meeting of shareholders under the caption “Executive Compensation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Potential Payments Upon Termination or Change in Control” and “Shareholder Proposals for the 2021 Annual Meeting.” Information concerning our compensation committee interlocks and insider participation and our compensation committee report will appear in our proxy statement under the caption “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” respectively. Such information is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of certain beneficial owners and management will appear in our definitive proxy statement relating to our 2020 annual meeting of shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management.” The information set forth under each such caption is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions will appear in our definitive proxy statement relating to our 2020 annual meeting of shareholders under the caption “Transactions with Related Persons.” Information concerning director independence will appear in our proxy statement under the caption “Board of Directors and Corporate Governance.” The information set forth under each such caption is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services will appear in our definitive proxy statement relating to our 2020 annual meeting of shareholders under the caption “Independent Registered Public Accounting Firm.” Such information is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:
1.	The following consolidated financial statements of Hancock Whitney Corporation and subsidiaries are filed as part of this Report under Item 8. “Financial Statements and Supplementary Data”:

Consolidated Balance Sheets – December 31, 2019 and 2018

Consolidated Statements of Income – Years ended December 31, 2019, 2018, and 2017

Consolidated Statements of Other Comprehensive Income – Years ended December 31, 2019, 2018, and 2017

Consolidated Statements of Changes in Stockholders’ Equity– Years ended December 31, 2019, 2018, and 2017

Consolidated Statements of Cash Flows –Years ended December 31, 2019, 2018, and 2017

Notes to Consolidated Financial Statements – December 31, 2019

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

2.1

Purchase agreement by and between Hancock Whitney Corporation and MidSouth Bancorp, Inc., dated as of April 30, 2019 (filed as exhibit 2.1 to the Company’s form 8-K (File No. 001-36872) filed with the Commission on May 2, 2019

2.2

Purchase agreement by and between Whitney Bank and the FDIC, dated as of April 28,2017 (filed as exhibit 1.1 to the Company’s 8-K (File No. 001-36872) filed with the commission on May 3, 2017 and incorporated herein by reference).

3.1	Composite Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s 8-K (File No. 001-36872) filed with the Commission on May 24,2018 and incorporated herein by reference).

3.2	Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s 8-K (File No. 001-36872) filed with the Commission on May 24,2018 and incorporated herein by reference).

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

*10.13

Amended and Restated Hancock Whitney Corporation 2010 Employee Stock Purchase Plan, effective July 1, 2018 (filed as Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on November 2, 2018 (File No.001-36872) and incorporated herein by reference).

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

101

The following financial information from Hancock Whitney Corporation's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Cover Page (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Income, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Changes in Stockholders’ Equity, (vi) the Consolidated Statements of Cash Flows, and (vii) the Notes to Consolidated Financial Statements, tagged in summary and detail..

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

*	Compensatory plan or arrangement.

**	Filed with this Form 10-K.

ITEM 16.     FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANCOCK WHITNEY CORPORATION
Registrant

February 24, 2020	By:	/s/ John M. Hairston
Date		John M. Hairston
President & Chief Executive Officer (Principal Executive Officer)

February 24, 2020	By:	/s/ Michael M. Achary
Date		Michael M. Achary
Senior Executive Vice President & Chief Financial Officer (Principal Financial Officer)

February 24, 2020	By:	/s/ Stephen E. Barker
Date		Stephen E. Barker
Executive Vice President, Senior Accounting and Finance Executive (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jerry L. Levens Jerry L. Levens	Chairman of the Board, Director	February 24, 2020

/s/ Frank E. Bertucci Frank E. Bertucci	Director	February 24, 2020

/s/ Hardy B. Fowler Hardy B. Fowler	Director	February 24, 2020

/s/ Randall W. Hanna	Director	February 24, 2020
Randall W. Hanna

/s/ James H. Horne James H. Horne	Director	February 24, 2020

/s/ Constantine S. Liollio Constantine S. Liollio	Director	February 24, 2020

/s/ Sonya C. Little Sonya C. Little	Director	February 24, 2020

/s/ Thomas H. Olinde Thomas H. Olinde	Director	February 24, 2020

/s/ Christine L. Pickering Christine L. Pickering	Director	February 24, 2020

/s/ Robert W. Roseberry	Director	February 24, 2020
Robert W. Roseberry

/s/ Joan C. Teofilo Joan C. Teofilo	Director	February 24, 2020

/s/ Richard Wilkins C. Richard Wilkins	Director	February 24, 2020