Form 10-Q
period 2020-03-31
HANCOCK WHITNEY CORP
filed 2020-05-07
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

86,283,006 common shares were outstanding at April 30, 2020.

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

ACL – allowance for credit losses

AFS – available for sale securities

AOCI – accumulated other comprehensive income or loss

ALLL – allowance for loan and lease losses

ASC – Accounting Standards Codification

ASR – accelerated share repurchase

ASU – Accounting Standards Update

ATM – automated teller machine

Basel III – Basel Committee's 2010 Regulatory Capital Framework (Third Accord)

Beta – amount by which deposit or loan costs change in response to movement in short-term interest rates

Beige Book – Federal Reserve’s Summary of Commentary on Current Economic Conditions

BOLI – bank-owned life insurance

bp(s) – basis point(s)

C&I – commercial and industrial loans

CARES Act – Coronavirus Aid, Relief, and Economic Security Act

CD – certificate of deposit

CDE – Community Development Entity

CECL – Current Expected Credit Losses, the term commonly used to refer to the methodology of estimating credit losses required by ASC 326, “Financial Instruments – Credit Losses.” ASC 326 was adopted by the Company on January 1, 2020, superseding the methodology prescribed by ASC 310.

CMO – collateralized mortgage obligation

Coronavirus – the novel coronavirus declared a pandemic during the first quarter of 2020, resulting in profound market disruptions

COVID-19 – disease caused by the novel coronavirus

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

Federal Reserve System - The 12 Federal Reserve Banks, with each one serving member banks in its own district.

This system, supervised by the Federal Reserve Board, has broad regulatory powers over the money supply and the credit structure. They implement the policies of the Federal Reserve Board and also conduct economic research

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

OCI – other comprehensive income or loss

ORE – other real estate defined as foreclosed and surplus real estate

PCD – purchased credit deteriorated loans, as defined by ASC 326

PCI – purchased credit impaired loans, as defined by ASC 310-30

PPP – Paycheck Protection Program, a loan program administered by the Small Business Administration designed to provide a direct incentive for small businesses to keep workers on payroll during interruptions caused by the COVID-19 pandemic

Reference rate reform – refers to the global transition away from LIBOR and other interbank offered rates toward new reference rates that are more reliable and robust

Repos – securities sold under agreements to repurchase

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

TDR – troubled debt restructuring

TSR – total shareholder return

U.S. Treasury – The United States Department of the Treasury

Part I. Financial Information

Item 1. Financial Statements

Hancock Whitney Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except per share data)	2020	2019
ASSETS
Cash and due from banks	$476,811	$432,104
Interest-bearing bank deposits	876,058	109,961
Federal funds sold	256	268
Securities available for sale, at fair value (amortized cost of $4,709,075 and $4,637,610)	4,893,996	4,675,304
Securities held to maturity (fair value of $1,562,577 and $1,611,004)	1,480,494	1,568,009
Loans held for sale	67,587	55,864
Loans	21,515,681	21,212,755
Less: allowance for loan losses	(426,003)	(191,251)
Loans, net	21,089,678	21,021,504
Property and equipment, net of accumulated depreciation of $252,459 and $249,527	377,638	380,209
Right of use assets, net of accumulated amortization of $14,719 and $12,194	116,809	110,023
Prepaid expenses	43,772	40,178
Other real estate and foreclosed assets, net	18,460	30,405
Accrued interest receivable	96,167	92,037
Goodwill	855,453	855,453
Other intangible assets, net	101,463	106,807
Life insurance contracts	604,812	608,063
Funded pension assets, net	190,166	185,791
Other assets	472,073	328,777
Total assets	$31,761,693	$30,600,757
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$9,204,631	$8,775,632
Interest-bearing	15,803,865	15,027,943
Total deposits	25,008,496	23,803,575
Short-term borrowings	2,673,283	2,714,872
Long-term debt	225,606	233,462
Accrued interest payable	11,513	10,200
Lease liabilities	134,908	127,703
Deferred tax liability, net	32,063	37,721
Other liabilities	254,760	205,539
Total liabilities	28,340,629	27,133,072
Stockholders' equity:
Common stock	309,513	309,513
Capital surplus	1,741,156	1,736,664
Retained earnings	1,297,129	1,476,232
Accumulated other comprehensive income (loss), net	73,266	(54,724)
Total stockholders' equity	3,421,064	3,467,685
Total liabilities and stockholders' equity	$31,761,693	$30,600,757
Preferred shares authorized (par value of $20.00 per share)	50,000	50,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	92,947	92,947
Common shares outstanding	86,275	87,515

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2020	2019
Interest income:
Loans, including fees	$238,723	$238,282
Loans held for sale	621	253
Securities-taxable	32,607	31,139
Securities-tax exempt	4,944	5,446
Short-term investments	448	1,163
Total interest income	277,343	276,283
Interest expense:
Deposits	38,937	46,138
Short-term borrowings	4,462	8,082
Long-term debt	2,756	2,809
Total interest expense	46,155	57,029
Net interest income	231,188	219,254
Provision for credit losses	246,793	18,043
Net interest income (loss) after provision for credit losses	(15,605)	201,211
Noninterest income:
Service charges on deposit accounts	22,837	20,367
Trust fees	14,806	15,124
Bank card and ATM fees	17,362	15,290
Investment and annuity fees and insurance commissions	7,150	6,528
Secondary mortgage market operations	6,053	3,726
Other income	16,179	9,468
Total noninterest income	84,387	70,503
Noninterest expense:
Compensation expense	91,071	83,968
Employee benefits	22,478	19,730
Personnel expense	113,549	103,698
Net occupancy expense	12,522	11,984
Equipment expense	4,617	4,679
Data processing expense	22,047	19,331
Professional services expense	9,741	8,168
Amortization of intangible assets	5,345	5,138
Deposit insurance and regulatory fees	5,815	5,406
Other real estate and foreclosed assets (income) expense	10,130	(991)
Other expense	19,569	18,287
Total noninterest expense	203,335	175,700
Income (loss) before income taxes	(134,553)	96,014
Income taxes expense (benefit)	(23,520)	16,850
Net income (loss)	$(111,033)	$79,164
Earnings (loss) per common share-basic	$(1.28)	$0.91
Earnings (loss) per common share-diluted	$(1.28)	$0.91
Dividends paid per share	$0.27	$0.27
Weighted average shares outstanding-basic	87,186	85,688
Weighted average shares outstanding-diluted	87,186	85,800

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Net income (loss)	$(111,033)	$79,164
Other comprehensive income/loss before income taxes:
Net change in unrealized gain/loss on securities available for sale and cash flow hedges	165,297	57,243
Reclassification of net losses realized and included in earnings	368	4,219
Amortization of unrealized net loss or gain on securities transferred to held to maturity	(195)	591
Other comprehensive income before income taxes	165,470	62,053
Income tax expense	37,480	13,853
Other comprehensive income net of income taxes	127,990	48,200
Comprehensive income	$16,957	$127,364

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

					Accumulated
	Common Stock				Other
(in thousands, except per share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Income (Loss), Net	Total
Balance, December 31, 2018	87,903	$292,716	$1,725,741	$1,243,592	$(180,709)	$3,081,340
Net income	—	—	—	79,164	—	79,164
Other comprehensive loss	—	—	—	—	48,200	48,200
Comprehensive income	—	—	—	79,164	48,200	127,364
Cash dividends declared ($0.27 per common share)	—	—	—	(23,581)	—	(23,581)
Common stock activity, long-term incentive plan	—	—	4,528	45	—	4,573
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	879	—	—	879
Balance, March 31, 2019	87,903	$292,716	$1,731,148	$1,299,220	$(132,509)	$3,190,575

Balance, December 31, 2019	92,947	$309,513	$1,736,664	$1,476,232	$(54,724)	$3,467,685
Net income (loss)	—	—	—	(111,033)	—	(111,033)
Other comprehensive income	—	—	—	—	127,990	127,990
Comprehensive income	—	—	—	(111,033)	127,990	16,957
Cumulative effect of change in accounting principle	—	—	—	(44,087)	—	(44,087)
Cash dividends declared ($0.27 per common share)	—	—	—	(24,028)	—	(24,028)
Common stock activity, long-term incentive plan	—	—	4,114	45	—	4,159
Repurchase of common stock	—	—	(12,716)	—	—	(12,716)
Net settlement of accelerated share repurchase agreement (1,001,472 shares)	—	—	12,110	—	—	12,110
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	984	—	—	984
Balance, March 31, 2020	92,947	$309,513	$1,741,156	$1,297,129	$73,266	$3,421,064

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(111,033)	$79,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,880	7,516
Provision for credit losses	246,793	18,043
(Gain) loss on other real estate and foreclosed assets	10,550	(991)
Gain on sale of securities	(112)	—
Deferred tax expense (benefit)	(34,279)	30,829
Increase in cash surrender value of life insurance contracts	(646)	(3,772)
Net (increase) decrease in loans held for sale	(5,709)	5,714
Net amortization of securities premium/discount	9,349	7,009
Amortization of intangible assets	5,345	5,138
Stock-based compensation expense	5,583	5,181
Net change in liability from variation margin collateral	(105,921)	(3,820)
Contribution to pension plan	—	(100,000)
Decrease in interest payable and other liabilities	(18,641)	(11,658)
(Increase) decrease in other assets	9,887	(23,335)
Other, net	(7,521)	(1,595)
Net cash provided by operating activities	11,525	13,423
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available for sale securities	124,122	—
Proceeds from maturities of securities available for sale	166,265	55,596
Purchases of securities available for sale	(367,944)	(1,502)
Proceeds from maturities of securities held to maturity	84,176	79,533
Net increase in short-term investments	(766,085)	(52,668)
Proceeds from sales of loans and leases	2,608	42,059
Net increase in loans	(339,888)	(148,073)
Purchases of property and equipment	(9,460)	(12,435)
Proceeds from sales of other real estate	3,007	4,613
Final cash settlement for acquisition of business	—	(1,112)
Other, net	(1,731)	(8,863)
Net cash used in investing activities	(1,104,930)	(42,852)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	1,204,921	230,109
Net decrease in short-term borrowings	(41,589)	(200,393)
Repayments of long-term debt	(76)	(75)
Dividends paid	(24,028)	(23,581)
Payroll tax remitted on net share settlement of equity awards	(1,494)	(688)
Proceeds from dividend reinvestment and stock purchase plans	984	879
Settlement of forward contract portion of accelerated share repurchase	12,110	—
Repurchase of shares	(12,716)	—
Net cash provided by financing activities	1,138,112	6,251
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	44,707	(23,178)
CASH AND DUE FROM BANKS, BEGINNING	432,104	383,372
CASH AND DUE FROM BANKS, ENDING	$476,811	$360,194
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$1,612	$4,273

See notes to unaudited consolidated financial statements.

HANCOCK WHITNEY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated financial statements include the accounts of Hancock Whitney Corporation and all other entities in which it has a controlling interest (the “Company”). The financial statements include all adjustments that are, in the opinion of management, necessary to fairly state the Company’s financial condition, results of operations, changes in stockholders’ equity and cash flows for the interim periods presented. The Company has also evaluated all subsequent events for potential recognition and disclosure through the date of the filing of this Quarterly Report on Form 10-Q. Some financial information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Financial information reported in these financial statements is not necessarily indicative of the Company’s financial condition, results of operations, or cash flows for any other interim or annual period.

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

Critical Accounting Policies and Estimates

On January 1, 2020, the Company adopted Accounting Standards Codification (“ASC”) 326, “Financial Instruments – Credit Losses,” more commonly referred to as CECL, on a modified retrospective basis. The provisions of this guidance require a material change to the manner in which the Company estimates and reports losses on financial instruments, including loans and unfunded lending commitments, select securities and other assets carried at amortized cost. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. Changes to the Company’s accounting policies related to CECL are described below. There were no other material changes or developments during the reporting period with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2019. Refer to Note 15 – Recent Accounting Pronouncements for a discussion of accounting standards adopted during the three months ended March 31, 2020 and the impact to the Company’s financial statements.

Accounting Policy Updates

Allowance for Credit Losses on Loans, Leases Held for Investment and Unfunded Exposures

For reporting periods beginning on or after January 1, 2020, the Allowance for Credit Losses (ACL) is comprised of the Allowance for Loan and Lease Losses (ALLL), a valuation account available to absorb losses on loans and leases held for investment, and the Reserve for Unfunded Lending Commitments, a liability established to absorb credit losses for the expected life of the contractual term of on and off-balance sheet exposures as of the date of the determination. Quarterly, management estimates losses in the portfolio and unfunded exposures based on a number of factors, including the Company’s past loan loss experience, known and potential risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral, and current and forecasted economic conditions.

The analysis and methodology for estimating the ACL includes two primary elements: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated for credit loss. For the collective approach, the Company segments loans into commercial non-real estate, commercial real estate – owner occupied, commercial real estate – income producing, construction and land development, residential mortgage and consumer, with further segmentation by region and sub-portfolio, as deemed appropriate. Both quantitative and qualitative factors are applied at the portfolio segment levels. The Company applies the practical expedient that permits the exclusion of the accrued interest receivable balance from amortized cost basis of financing receivables.

For the collectively evaluated portfolios, the Company utilizes internally developed credit models and third party economic forecasts for the calculation of the reasonable and supportable forecast period for the majority of the portfolio and other methods, generally historical loss based, for select portfolios. The Company calculates collective allowance for a two-year reasonable and supportable forecast period utilizing the weighted average of multiple macroeconomic scenarios, and then reverts on a linear basis over four quarters to an average historical loss rate for the remaining life. The credit models consist primarily of multivariate regression and autoregressive models that correlate our historical net charge-off rates to select macroeconomic variables at a collective level. Forward-looking macroeconomic forecasts are applied as inputs to the regression equations to estimate quarterly collective net charge-off rates over the reasonable and supportable period. The net charge-off rates from the credit models for the reasonable and supportable period, the linear reversion rates, and the average loss rates for the post reasonable and supportable periods are applied to forecasted balance runoff for the estimated remaining term. The balance runoff incorporates prepayment assumptions developed from historical experience that are applied to the multiple macroeconomic forecasts. Forecasted net charge-off rates are also applied to forecasted draws and subsequent runoff of unfunded commitments in the calculation of the reserve for unfunded lending commitments. Qualitative adjustments to the output of quantitative calculations are made when management deems it necessary to reflect differences in current and forecasted conditions as compared to those during the historical loss period used in model development. Conditions to be considered include, but are not limited to, problem loan trends, current business and economic conditions, credit concentrations, lending policies and procedures, lending staff, collateral values, loan profiles and volumes, loan review quality, changes in competition and regulations, and other adjustments for model limitations or other variables not specifically captured.

The Company establishes specific reserves using an individually evaluated approach for nonaccrual loans, loans modified in troubled debt restructures, loans for which a troubled debt restructure is reasonably expected, and other financial instruments that are deemed to not share risk characteristics with other collectively evaluated financial assets. For loans individually evaluated, a specific allowance is recognized for any shortfall between the loan’s value and its recorded investment. The loan’s value is measured by either the loan’s observable market price, the fair value of the collateral of the loan (less liquidation costs) if it is collateral dependent, or by the present value of expected future cash flows discounted at the loan’s effective interest rate. The Company applies the practical expedient and defines collateral dependent loans as those where the borrower is experiencing financial difficulty and on which repayment is expected to be provided substantially through the operation or sale of the collateral. Loans individually analyzed are not incorporated into the pool analysis to avoid double counting. The Company limits the individually evaluated specific reserve analysis to include commercial and residential mortgage loans with relationship balances of $1 million or greater and all loans classified as troubled debt restructurings.

Acquired Loans and Other Financial Assets

Acquired loans and other financial assets within the scope of CECL are segregated between those purchased with credit deterioration (“PCD”) and those that are not (“non PCD”). Assets considered PCD include those individual financial assets (or groups of financial assets with similar risk characteristics) that as of the date of acquisition are assessed as having experienced a more-than-insignificant deterioration in credit quality since origination. The assessment of what is more-than-insignificant credit deterioration since origination considers information including, but not limited to, financial assets that are delinquent, on nonaccrual and/or otherwise adversely risk rated as of the acquisition date, those that have been downgraded since origination, and those for which, after origination, credit spreads have widened beyond the threshold specified in policy. The Company bifurcates the fair value discount between the credit and noncredit components and records an allowance for credit losses for PCD assets by adding the credit portion of the fair value discount to the initial amortized cost basis and increasing the allowance for credit losses at the date of acquisition. Any noncredit discount or premium resulting from acquiring assets with credit deterioration is allocated to each individual asset. All non PCD financial assets acquired are recorded at the loans estimated fair value at acquisition, with the estimated allowance for credit loss recorded as a provision for credit losses through earnings in the period in which the acquisition has occurred. The noncredit discount or premium for PCD assets and full discount for non PCD assets will be accreted to interest income using the interest method based on the effective interest rate at the acquisition date.

Under the transition provisions for prospective application of CECL, the Company has classified all purchased credit impaired loans (“PCI”) previously accounted for under Financial Accounting Standard Subtopic 310-30 to be classified as PCD, without reassessing whether the financial assets meet the criteria of PCD as of the date of adoption. The prospective application resulted in an adjustment to the amortized cost basis of the financial asset to reflect the addition of the allowance for credit losses at the date of adoption. The Company elected not to maintain pools of loans accounted for under Subtopic 310-30 at adoption. The Company was also not required to reassess whether modifications to individual acquired financial assets accounted for in pools were troubled debt restructurings as of the date of adoption. The noncredit discount, after the adjustment for the allowance for credit losses, will be accreted to interest income using the interest method based on the effective interest rate determined after the adjustment for credit losses at the adoption date.

Allowance for Credit Losses on Securities

The CECL standard also requires an assessment of the Company’s held to maturity debt securities for expected credit losses and the available for sale debt securities for credit-related impairment. The Company applies the practical expedient to exclude the accrued interest receivable balance from amortized cost basis of financing receivables. The allowance for credit losses on held to maturity debt securities is estimated at the individual security level when there is a more than inconsequential risk of default. The assessment uses probability of default and loss given default models based on public ratings, where available, or mapped internally developed risk grades to public ratings and forecasted cash flows using the same economic forecasts and probability weighting as used for the

Company’s evaluation of the loan portfolio. Qualitative adjustments to the output of the quantitative calculation are made when management deems it necessary to reflect differences in current and forecasted conditions as compared to those during the historical loss period used in model development. The Company evaluates credit impairment on available for sale debt securities at an individual security level. This evaluation is done for securities whose fair value is below amortized cost with a more than inconsequential risk of default and where the Company has assessed the decline in fair value is significant enough to suggest a credit event occurred. Credit events are generally assessed based on adverse conditions specifically related to the security, an industry, or geographic area, changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, changes in the financial condition of the underlying loan obligors. The allowance for credit losses for such securities is measured using a discounted cash flow methodology, through which management compares the present value of expected cash flows with the amortized cost basis of the security. The allowance for credit loss is limited to the amount by which the fair value is less than the amortized cost basis.

The Company reassess the credit losses at each reporting period and records subsequent changes in the allowance for credit losses on securities with a corresponding adjustment recorded in the provision for credit loss expense. If the Company intends to sell the debt security, or more likely than not will be required to sell the security before recovery of its amortized cost basis, the security is charged down to fair value against the allowance for credit losses, with any incremental impairment reported in earnings.

2. Business Combination

On September 21, 2019, the Company completed the acquisition of MidSouth Bancorp, Inc. (“MidSouth”) (NYSE: MSL), parent company of MidSouth Bank, N.A. The transaction provides the Company opportunity for both enhanced growth in several of its current markets, such as MidSouth’s home market of Lafayette, Louisiana, as well as opportunities for expansion into new markets in Louisiana and Texas. The transaction was accounted for as a business combination whereby the Company acquired net assets with an estimated fair value of $130.5 million and recorded goodwill of $63.4 million. In consideration for the net assets acquired, the Company issued approximately 5.0 million shares resulting in a transaction value of $193.8 million. The following table sets forth the preliminary acquisition date fair value of the assets acquired and liabilities assumed, and the resulting goodwill. The goodwill is not deductible for federal income tax purposes.

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

Goodwill Resulting from Business Combinations

Goodwill represents the excess of the consideration transferred over the fair value of the net assets acquired. It is comprised of estimated future economic benefits arising from the transaction that cannot be individually identified or do not qualify for separate recognition. These benefits include expanded presence in existing markets and entry into new markets, and expected earnings streams and operational efficiencies that the Company believes will result from this business combination. The following table presents the change in the Company’s goodwill during the year ended December 31, 2019. No measurement period adjustments were recorded during the three months ended March 31, 2020.

(in thousands)
Goodwill balance at December 31, 2018	$790,972
Final settlement of cash consideration - acquisition of trust and asset management business	1,112
Initial goodwill recorded in the acquisition of MidSouth Bancorp, Inc.	69,207
Measurement period adjustments - acquisition of MidSouth Bancorp, Inc.	(5,838)
Goodwill balance at December 31, 2019	$855,453
Goodwill balance at March 31, 2020	$855,453

3.  Securities

The amortized cost, gross unrealized gains and losses, and estimated fair value of securities classified as available for sale and held to maturity at March 31, 2020 and December 31, 2019 as follow. Amortized cost of securities does not include accrued interest which is reflected in the accrued interest line item on the Consolidated Balance Sheets totaling $22.8 million and $23.9 million at March 31, 2020 and December 31, 2019, respectively.

Securities Available for Sale
(in thousands)	March 31, 2020				December 31, 2019
		Gross	Gross		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$107,750	1,676	223	$109,203	$98,320	$652	$300	$98,672
Municipal obligations	241,050	8,643	—	249,693	242,016	7,789	—	249,805
Residential mortgage-backed securities	2,061,777	62,764	10	2,124,531	1,910,909	20,268	7,020	1,924,157
Commercial mortgage-backed securities	1,648,643	94,268	105	1,742,806	1,570,765	19,880	4,178	1,586,467
Collateralized mortgage obligations	641,855	17,712	—	659,567	807,600	3,757	3,142	808,215
Corporate debt securities	8,000	218	22	8,196	8,000	21	33	7,988
	$4,709,075	$185,281	$360	$4,893,996	$4,637,610	$52,367	$14,673	$4,675,304

	March 31, 2020				December 31, 2019
		Gross	Gross		Gross	Gross
Securities Held to Maturity	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$—	—	—	$—	$50,000	$3	$—	$50,003
Municipal obligations	627,185	29,093	20	656,258	641,019	27,146	69	668,096
Residential mortgage-backed securities	28,236	1,309	—	29,545	29,687	883	—	30,570
Commercial mortgage-backed securities	538,865	41,782	—	580,647	539,371	12,474	581	551,264
Collateralized mortgage obligations	286,208	9,921	2	296,127	307,932	3,597	458	311,071
	$1,480,494	$82,105	$22	$1,562,577	$1,568,009	$44,103	$1,108	$1,611,004

The following tables present the amortized cost and estimated fair value of debt securities available for sale and held to maturity at March 31, 2020 by contractual maturity.  Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateralized mortgage obligations.

Debt Securities Available for Sale	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$14,698	$14,850
Due after one year through five years	135,349	141,030
Due after five years through ten years	1,765,040	1,865,926
Due after ten years	2,793,988	2,872,190
Total available for sale debt securities	$4,709,075	$4,893,996

Debt Securities Held to Maturity	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$—	$—
Due after one year through five years	136,494	141,840
Due after five years through ten years	668,437	718,740
Due after ten years	675,563	701,997
Total held to maturity securities	$1,480,494	$1,562,577

The Company held no securities classified as trading at March 31, 2020 and December 31, 2019.

During the three months ended March 31, 2020, proceeds from the sales of securities totaled $124.1 million, with gross gains of $1.1 million and gross losses of $1.0 million. There were no sales of securities during the three months ended March 31, 2019.

Securities with carrying values totaling $4.8 billion and $3.3 billion at March 31, 2020 and December 31, 2019, respectively, were pledged as collateral, primarily to secure public deposits or securities sold under agreements to repurchase and, at March 31, 2020, to provide enhanced liquidity through additional borrowing capacity at the Federal Reserve.

Credit Quality

The Company’s policy is to invest only in securities of investment grade quality. These investments are largely limited to U.S. agency securities and municipal securities. Management has concluded, based on the long history of no credit losses, that the expectation of nonpayment of the held to maturity securities carried at amortized cost is zero for securities that are backed by the full faith and credit of and/or guaranteed by the U.S. government. As such, no allowance for credit losses has been recorded for these securities. The municipal portfolio is analyzed separately for allowance for credit loss in accordance with the applicable guidance for each portfolio as noted below.

Effective January 1, 2020, in conjunction with the adoption of CECL, and again at March 31, 2020, the Company evaluated credit impairment for individual securities available for sale whose fair value was below amortized cost with a more than inconsequential risk of default and where the Company had assessed the decline in fair value significant enough to suggest a credit event occurred. There were no securities that met the criteria of a credit loss event and therefore, no allowance for credit loss was recorded for either period. The fair value and gross unrealized losses for securities classified as available for sale with unrealized losses for the periods indicated follow.

Available for Sale
March 31, 2020	Losses < 12 months		Losses 12 months or >		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$7,807	$223	$—	$—	$7,807	$223
Municipal obligations	—	—	—	—	—	—
Residential mortgage-backed securities	714	5	1,688	5	2,402	10
Commercial mortgage-backed securities	25,196	105	—	—	25,196	105
Collateralized mortgage obligations	—	—	—	—	—	—
Corporate debt securities	778	22	—	—	778	22
	$34,495	$355	$1,688	$5	$36,183	$360

Available for Sale

December 31, 2019	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$28,235	300	$—	$—	$28,235	$300
Municipal obligations	—	—	—	—	—	—
Residential mortgage-backed securities	420,066	5,042	399,787	1,978	819,853	7,020
Commercial mortgage-backed securities	458,855	3,971	14,896	207	473,751	4,178
Collateralized mortgage obligations	89,689	1,315	184,389	1,827	274,078	3,142
Corporate debt securities	1,467	33	—	—	1,467	33
	$998,312	$10,661	$599,072	$4,012	$1,597,384	$14,673

Effective January 1, 2020 and in conjunction with the adoption of CECL, and again as of March 31, 2020, the Company evaluated its municipal obligation portfolio for credit loss using probability of default and loss given default models. The models were run using a long-term average probability of default migration and with a probability weighting of Moody’s economic forecast. The economic forecast was largely weighted to a baseline forecast with some weight given to downside scenarios for both periods. The March 31, 2020 forecast was further stressed by running a more severe probability of default migration. The resulting credit loss was negligible for both periods and no allowance for credit loss was recorded. The fair value and gross unrealized losses for securities classified as held to maturity with unrealized losses for the periods indicated follow.

Held to maturity
March 31, 2020	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	$—	$—	$—	$—	$—
Municipal obligations	—	—	2,894	20	2,894	20
Residential mortgage-backed securities	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—
Collateralized mortgage obligations	—	—	1,287	2	1,287	2
	$—	$—	$4,181	$22	$4,181	$22

Held to maturity
December 31, 2019	Losses < 12 months		Losses 12 months or >		Total
		Gross	Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	$—	$—	$—	$—	$—
Municipal obligations	4,735	38	3,143	31	7,878	69
Residential mortgage-backed securities	—	—	—	—	—	—
Commercial mortgage-backed securities	28,426	581	—	—	28,426	581
Collateralized mortgage obligations	—	—	49,110	458	49,110	458
	$33,161	$619	$52,253	$489	$85,414	$1,108

Unrealized losses in both portfolios relate primarily to changes in interest rates on fixed rate debt securities since the respective purchase dates. In all cases, the indicated impairment on these debt securities would be recovered no later than the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. None of the unrealized losses relate to the marketability of the securities or the issuers’ abilities to meet contractual obligations. The Company had adequate liquidity as of March 31, 2020 and December 31, 2019 and did not intend to nor believe that it would be required to sell these securities before recovery of the indicated impairment. The unrealized losses on these securities were determined to be non-credit related as of December 31, 2019 and as noted above, no allowance for credit losses was recorded as of January 1, 2020 or March 31, 2020.

4.  Loans and Allowance for Credit Losses

The Company generally makes loans in its market areas of south Mississippi; southern and central Alabama; northwest, central and south Louisiana; the northern, central, and panhandle regions of Florida; certain areas of east and northeast Texas, including Houston,

Beaumont and Dallas; and Nashville, Tennessee. Loans, net of unearned income, by portfolio are presented at amortized cost basis in the table below. Amortized cost does not include accrued interest, which is reflected in the accrued interest line item in the Consolidated Balance Sheets, totaling $72.2 million and $67.7 million at March 31, 2020 and December 31, 2019, respectively.

	March 31,	December 31,
(in thousands)	2020	2019
Commercial non-real estate	$9,321,340	$9,166,947
Commercial real estate - owner occupied	2,731,320	2,738,460
Total commercial and industrial	12,052,660	11,905,407
Commercial real estate - income producing	3,232,783	2,994,448
Construction and land development	1,098,726	1,157,451
Residential mortgages	2,979,985	2,990,631
Consumer	2,151,527	2,164,818
Total loans	$21,515,681	$21,212,755

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

Allowance for Credit Losses

The following tables show activity in the allowance for credit losses by portfolio class for the three months ended March 31, 2020 and 2019, as well as the corresponding recorded investment in loans at the end of each period. Effective January 1, 2020, the Company adopted the provisions of ASC 326 (CECL) using a modified prospective basis. The difference between the December 31, 2019 incurred allowance and the CECL allowance is reflected as a cumulative effect of change in accounting principle in the table below. For further discussion of the day one impact of the CECL adoption, refer to Note 15 – Recent Accounting Pronouncements.

		Commercial	Total	Commercial
	Commercial	real estate-	commercial	real estate-	Construction
	non-real	owner	and	income	and land	Residential
(in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total
	Three Months Ended March 31, 2020
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$106,432	$10,977	$117,409	$20,869	$9,350	$20,331	$23,292	$191,251
Cumulative effect of change in accounting principle	(244)	14,877	14,633	7,287	7,478	12,921	7,092	49,411
Charge-offs	(40,713)	(514)	(41,227)	(830)	—	(141)	(5,540)	(47,738)
Recoveries	2,226	81	2,307	7	234	212	1,214	3,974
Net provision for loan losses	119,297	23,414	142,711	37,627	16,761	14,877	17,129	229,105
Ending balance - allowance for loan losses	$186,998	$48,835	$235,833	$64,960	$33,823	$48,200	$43,187	$426,003
Reserve for unfunded lending commitments:
Beginning balance	$3,974	$—	$3,974	$—	$—	$—	$—	$3,974
Cumulative effect of change in accounting principle	5,772	288	6,060	449	15,658	17	5,146	27,330
Provision for losses on unfunded commitments	5,182	289	5,471	280	13,205	—	(1,268)	17,688
Ending balance - reserve for unfunded lending commitments	14,928	577	15,505	729	28,863	17	3,878	48,992
Total allowance for credit losses	$201,926	$49,412	$251,338	$65,689	$62,686	$48,217	$47,065	$474,995

Allowance for loan losses:
Individually evaluated	$67,404	$102	$67,506	$458	$23	$312	$195	$68,494
Collectively evaluated	119,594	48,733	168,327	64,502	33,800	47,888	42,992	357,509
Allowance for loan losses	$186,998	$48,835	$235,833	$64,960	$33,823	$48,200	$43,187	$426,003
Reserve for unfunded lending commitments:
Individually evaluated	$7,215	$—	$7,215	$—	$—	$—	$—	$7,215
Collectively evaluated	7,713	577	8,290	729	28,863	17	3,878	41,777
Reserve for unfunded lending commitments:	$14,928	$577	$15,505	$729	$28,863	$17	$3,878	$48,992
Total allowance for credit losses	$201,926	$49,412	$251,338	$65,689	$62,686	$48,217	$47,065	$474,995
Loans:
Individually evaluated	$253,790	$4,184	$257,974	$7,300	$3,350	$4,625	$1,280	$274,529
Collectively evaluated	9,067,550	2,727,136	11,794,686	3,225,483	1,095,376	2,975,360	2,150,247	21,241,152
Total loans	$9,321,340	$2,731,320	$12,052,660	$3,232,783	$1,098,726	$2,979,985	$2,151,527	$21,515,681

		Commercial	Total	Commercial
	Commercial	real estate-	commercial	real estate-	Construction
	non-real	owner	and	income	and land	Residential
(in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total
	Three Months Ended March 31, 2019
Allowance for loan losses:
Beginning balance	$97,752	$13,757	$111,509	$17,638	$15,647	$23,782	$25,938	$194,514
Charge-offs	(16,344)	—	(16,344)	(10)	—	(406)	(4,231)	(20,991)
Recoveries	1,926	17	1,943	2	11	162	1,004	3,122
Net provision for loan losses	14,186	33	14,219	3,173	(1,631)	(3)	2,285	18,043
Ending balance	$97,520	$13,807	$111,327	$20,803	$14,027	$23,535	$24,996	$194,688
Ending balance:
Allowance:
Individually evaluated for impairment	$1,775	$205	$1,980	$143	$1	$219	$347	$2,690
Amounts related to purchased credit impaired loans	288	185	473	35	78	9,162	341	10,089
Collectively evaluated for impairment	95,457	13,417	108,874	20,625	13,948	14,154	24,308	181,909
Total allowance	$97,520	$13,807	$111,327	$20,803	$14,027	$23,535	$24,996	$194,688
Loans:
Individually evaluated for impairment	$231,506	$16,974	$248,480	$2,668	$19	$5,397	$1,508	$258,072
Purchased credit impaired loans	6,445	5,472	11,917	4,267	2,897	102,199	3,615	124,895
Collectively evaluated for impairment	8,418,375	2,492,982	10,911,357	2,556,459	1,337,151	2,825,655	2,099,249	19,729,871
Total loans	$8,656,326	$2,515,428	$11,171,754	$2,563,394	$1,340,067	$2,933,251	$2,104,372	$20,112,838

The calculation of the allowance for credit losses under CECL is performed using two primary approaches: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated. The increase in the allowance for credit losses for the three months ended March 31, 2020 reflects the impact of the unprecedented economic shutdown caused by the pandemic and the significant drop in oil prices. The allowance for credit losses was developed using multiple Moody’s macroeconomic forecasts applied to internally developed credit models for a two year reasonable and supportable period. The Company weighted the baseline economic forecast 80% which includes a sharp recession in the first and second quarters of 2020, with a relatively quick recovery in the second half of 2020. The more severe downside scenarios S-3 and S-4 were weighted at 15% and 5%, respectively, to capture the risk a prolonged downturn might have on our markets, which is more heavily concentrated in tourism, oil and gas and certain areas of healthcare that are more severely impacted by the widespread shutdown and market turmoil. These downside scenarios include double-dip recessions with a more prolonged recovery, with the S-4 scenario having a more severe immediate impact and a longer, more gradual recovery compared to S-3. The degradation in economic conditions created the need for an increased allowance across all portfolios. See the detail of the individually evaluated allowance in the impaired loans section that follows.

Impaired Loans

The following table shows the composition of nonaccrual loans by portfolio class. Prior to the adoption of CECL, purchased credit impaired loans accounted for in pools with an accretable yield were considered to be performing. Such loans totaled $17.5 million at December 31, 2019.

	March 31,	December 31,
(in thousands)	2020	2019
Commercial non-real estate	$175,166	$178,678
Commercial real estate - owner occupied	8,143	7,708
Total commercial and industrial	183,309	186,386
Commercial real estate - income producing	5,659	2,594
Construction and land development	4,321	1,217
Residential mortgages	42,866	39,262
Consumer	17,903	16,374
Total loans	$254,058	$245,833

For the three months ended March 31, 2020 and 2019, the estimated amount of interest income that would have been recorded had the loans not been assigned nonaccrual status was $4.3 million and $2.9 million, respectively.

Nonaccrual loans include nonaccruing loans modified in troubled debt restructurings (“TDRs”) of $117.9 million and $132.5 million at March 31, 2020 and December 31, 2019, respectively. Total TDRs, both accruing and nonaccruing, were $153.1 million at March 31, 2020 and $193.7 million at December 31, 2019.  All TDRs are individually evaluated for credit loss.  At March 31, 2020 and

December 31, 2019, the Company had unfunded commitments of $8.1 million and $2.4 million, respectively, to borrowers whose loan terms have been modified in a TDR.

The tables below detail by portfolio class TDRs that were modified during the three months ended March 31, 2020 and 2019:

	Three Months Ended
($ in thousands)	March 31, 2020			March 31, 2019
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial non-real estate	1	$395	$395	7	$13,803	$13,803
Commercial real estate - owner occupied	—	—	—	1	167	167
Total commercial and industrial	1	395	395	8	13,970	13,970
Commercial real estate - income producing	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Residential mortgages	1	256	256	5	1,264	1,264
Consumer	3	34	34	2	46	46
Total loans	5	$685	$685	15	$15,280	$15,280

The TDRs modified during the three months ended March 31, 2020 reflected in the table above include $0.3 million of loans with extended amortization terms or other payment concessions and $0.4 million with significant covenant waivers. The TDRs modified during the three months ended March 31, 2019 include $0.1 million of loans with extended amortization terms or other payment concessions, $8.8 million with significant covenant waivers and $6.4 million with other modifications.

There were no defaults on loans during the three months ended March 31, 2020 or 2019 that had been modified in a TDR during the prior twelve months.

The tables below present loans that are individually evaluated disaggregated by portfolio class at March 31, 2020 and December 31, 2019. Loans individually evaluated include nonaccrual loans, TDRs and other loans that do not share common characteristics with loans evaluated on a collective basis that have aggregate relationship balances of $1 million or more.

	March 31, 2020
(in thousands)	Recorded investment without an allowance	Recorded investment with an allowance	Unpaid principal balance	Related allowance
Commercial non-real estate	$34,003	$219,787	$316,651	$67,404
Commercial real estate - owner occupied	1,608	2,576	6,954	102
Total commercial and industrial	35,611	222,363	323,605	67,506
Commercial real estate - income producing	2,407	4,893	8,136	458
Construction and land development	3,192	158	3,949	23
Residential mortgages	2,598	2,027	5,160	312
Consumer	136	1,144	1,668	195
Total loans	$43,944	$230,585	$342,518	$68,494

	December 31, 2019
(in thousands)	Recorded investment without an allowance	Recorded investment with an allowance	Unpaid principal balance	Related allowance
Commercial non-real estate	$134,191	$98,247	$270,078	$21,733
Commercial real estate - owner occupied	2,665	1,716	7,793	104
Total commercial and industrial	136,856	99,963	277,871	21,837
Commercial real estate - income producing	373	1,525	1,959	18
Construction and land development	—	277	322	21
Residential mortgages	3,383	1,791	5,709	217
Consumer	479	1,004	1,906	292
Total loans	$141,091	$104,560	$287,767	$22,385

The tables below present the average balances and interest income for individually evaluated loans for the three months ended March 31, 2020 and 2019.  Interest income recognized represents interest on accruing loans modified in a TDR.

	Three Months Ended
	March 31, 2020		March 31, 2019
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial non-real estate	$243,114	$522	$235,445	$1,696
Commercial real estate - owner occupied	4,283	—	19,320	80
Total commercial and industrial	247,397	522	254,765	1,776
Commercial real estate - income producing	4,599	6	2,685	7
Construction and land development	1,814	2	70	—
Residential mortgages	4,900	4	4,637	5
Consumer	1,382	23	1,258	16
Total loans	$260,092	$557	$263,415	$1,804

The TDR disclosure above does not include loans modified under Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) signed into law on March 27, 2020, which allows financial institutions to exclude eligible modifications from TDR reporting. Eligible modification must be (1) related to COVID-19, (2) executed on a loan that was not more than 30 days past due as of December 31, 2019 and (3) executed between March 1, 2020 and the earlier of 60 days after the date of the termination of the national emergency or December 31, 2020. As of March 31, 2020, there were 1,618 customers with loans totaling $839.4 million with payment deferral modifications of principal, interest or both that are eligible to be excluded from TDR reporting requirements. These loans are also excluded from reporting in the aging analysis that follows as delinquency is tracked under the modified terms.

Aging Analysis

The tables below present the aging analysis of past due loans by portfolio class at March 31, 2020 and December 31, 2019. Prior to the adoption of CECL, purchased credit impaired loans accounted for in pools under ASC 310-30 with an accretable yield were considered to be current in the table below as of December 31, 2019. These loans totaled $6.1 million for 30-59 days past due, $2.0 million for 60-89 days past due and $8.3 million for both greater than 90 days past due and greater than 90 days past due and still accruing at December 31, 2019.

March 31, 2020	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
(in thousands)
Commercial non-real estate	$23,478	$7,629	$116,763	$147,870	$9,173,470	$9,321,340	$6,832
Commercial real estate - owner occupied	5,294	803	11,298	17,395	2,713,925	2,731,320	4,747
Total commercial and industrial	28,772	8,432	128,061	165,265	11,887,395	12,052,660	11,579
Commercial real estate - income producing	8,727	80	9,430	18,237	3,214,546	3,232,783	4,221
Construction and land development	6,289	344	4,406	11,039	1,087,687	1,098,726	667
Residential mortgages	46,695	1,305	23,484	71,484	2,908,501	2,979,985	64
Consumer	24,002	7,870	9,451	41,323	2,110,204	2,151,527	1,259
Total	$114,485	$18,031	$174,832	$307,348	$21,208,333	$21,515,681	$17,790

December 31, 2019	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
(in thousands)
Commercial non-real estate	$20,893	$13,445	$100,806	$135,144	$9,031,803	9,166,947	$1,537
Commercial real estate - owner occupied	4,862	556	7,268	12,686	2,725,774	2,738,460	830
Total commercial and industrial	25,755	14,001	108,074	147,830	11,757,577	11,905,407	2,367
Commercial real estate - income producing	738	703	2,910	4,351	2,990,097	2,994,448	450
Construction and land development	5,747	680	2,480	8,907	1,148,544	1,157,451	2,042
Residential mortgages	32,867	8,584	23,577	65,028	2,925,603	2,990,631	85
Consumer	18,586	6,215	9,901	34,702	2,130,116	2,164,818	1,638
Total	$83,693	$30,183	$146,942	$260,818	$20,951,937	$21,212,755	$6,582

Credit Quality Indicators

The following tables present the credit quality indicators by segments and portfolio class of loans at March 31, 2020 and December 31, 2019. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process. In addition, the Company often looks at portfolios of loans to determine if there are areas of risk not specifically identified in its loan by loan approach. As a result, several loans were downgraded to pass-watch at March 31, 2020 to reflect the potential risk from the economic downturn caused by the pandemic and other environmental factors. In alignment with regulatory guidance, the Company has been working with its customers to manage through this period of severe uncertainty and economic stress. The Company expects that further risk rating adjustments will likely be required in the future to account for stresses on individual accounts.

	March 31, 2020
(in thousands)	Commercial non-real estate	Commercial real estate - owner- occupied	Total commercial and industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$8,391,474	$2,533,020	$10,924,494	$3,119,828	$1,064,747	$15,109,069
Pass-Watch	507,455	136,808	644,263	75,823	24,883	744,969
Special Mention	61,397	11,677	73,074	11,330	970	85,374
Substandard	346,065	49,815	395,880	25,802	8,126	429,808
Doubtful	14,949	—	14,949	—	—	14,949
Total	$9,321,340	$2,731,320	$12,052,660	$3,232,783	$1,098,726	$16,384,169

	December 31, 2019
(in thousands)	Commercial non-real estate	Commercial real estate - owner- occupied	Total commercial and industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$8,492,113	$2,517,448	$11,009,561	2,883,553	$1,120,997	$15,014,111
Pass-Watch	220,850	146,266	367,116	69,765	25,621	462,502
Special Mention	71,654	14,651	86,305	14,995	283	101,583
Substandard	382,330	60,095	442,425	26,135	10,550	479,110
Doubtful	—	—	—	—	—	—
Total	$9,166,947	$2,738,460	$11,905,407	$2,994,448	$1,157,451	$16,057,306

	March 31, 2020			December 31, 2019
(in thousands)	Residential mortgage	Consumer	Total	Residential mortgage	Consumer	Total
Performing	$2,936,218	$2,132,482	$5,068,700	$2,950,854	$2,147,312	$5,098,166
Nonperforming	43,767	19,045	62,812	39,777	17,506	57,283
Total	$2,979,985	$2,151,527	$5,131,512	$2,990,631	$2,164,818	$5,155,449

Below are the definitions of the Company’s internally assigned grades:

Commercial:

•	Pass – loans properly approved, documented, collateralized, and performing which do not reflect an abnormal credit risk.
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

Vintage Analysis

The following tables further disaggregates credit quality disclosures by amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing as of March 31, 2020. We define vintage as the later of origination, renewal or restructure date.

	Term Loans
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial Loans:
Pass	$1,200,289	$3,482,650	$2,316,675	$1,817,884	$1,268,500	$1,815,527	$3,166,739	$40,805	$15,109,069
Pass-Watch	45,483	89,492	50,169	73,719	45,264	45,098	393,676	2,068	744,969
Special Mention	1,106	2,754	11,838	26,324	699	20,130	21,204	1,319	85,374
Substandard	25,939	58,802	86,630	30,860	30,772	49,519	127,734	19,552	429,808
Doubtful	—	—	12,980	—	—	—	1,969	—	14,949
Loss	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$1,272,817	$3,633,698	$2,478,292	$1,948,787	$1,345,235	$1,930,274	$3,711,322	$63,744	$16,384,169
Consumer Loans:
Performing	$172,403	$528,274	$577,525	$771,724	$622,557	$1,096,363	$1,295,598	$4,256	5,068,700
Nonperforming	547	2,521	3,962	6,800	4,114	41,575	1,817	1,476	62,812
Total Consumer Loans	$172,950	$530,795	$581,487	$778,524	$626,671	$1,137,938	$1,297,415	$5,732	$5,131,512

Purchased Credit Impaired Loans

Under the transition provisions for prospective application of CECL, the Company has classified all loans previously accounted for as purchased credit impaired under ASC 310-30 to be classified as purchased credit deteriorated. The prospective application resulted in an increase of $19.8 million to the amortized cost basis of the financial asset and the allowance for credit losses at the date of adoption, representing the remaining credit portion of the purchased discount. The Company elected not to maintain pools of loans accounted for under Subtopic 310-30 with the adoption of CECL. The remaining noncredit discount was allocated to the individual loans and will be accreted to interest income using the interest method based on the effective interest rate. Changes in the carrying amount of purchased credit impaired loans and related accretable yield are presented in the following table for the year ended December 31, 2019.

	December 31, 2019
(in thousands)	Carrying Amount of Loans	Accretable Yield
Balance at beginning of period	$129,596	$37,294
Additions	120,562	6,246
Payments received, net	(48,076)	(4,601)
Accretion	13,163	(13,163)
Decrease in expected cash flows based on actual cash flows and changes in cash flow assumptions	—	4,170
Balance at end of period	$215,245	$29,946

.

Residential Mortgage Loans in Process of Foreclosure

Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. Included in loans at December 31, 2019 was $8.6 million of consumer loans secured by single family residential real estate that were in process of foreclosure.  In light of the economic conditions stemming from the pandemic, the Company placed all active foreclosures on hold and suspended the filing of new foreclosures.  In addition to the single family residential real estate loans in process of foreclosure, the Company also held $5.6 million and $6.3 million of foreclosed single family residential properties in other real estate owned at March 31, 2020 and December 31, 2019, respectively.

5. Securities Sold under Agreements to Repurchase

Included in short-term borrowings are customer securities sold under agreements to repurchase that mature daily and are secured by U.S. agency securities totaling $483.0  million and $484.4 million at March 31, 2020 and December 31, 2019, respectively. The Company borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury management services offered to its deposit customers. As the Company maintains effective control over assets sold under agreements to repurchase, the securities continue to be carried on the consolidated statements of financial condition. Because the Company acts as borrower transferring assets to the counterparty, and the agreements mature daily, the Company’s risk is limited.

6. Derivatives

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage risks related to differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments, currently associated with fixed rate brokered deposits, certain investment securities and select pools of variable rate loans. The Bank also enters into interest rate derivative agreements as a service to certain qualifying customers. The Bank manages a matched book with respect to these customer derivatives in order to minimize its net interest rate risk exposure resulting from such agreements. The Bank also enters into risk participation agreements under which it may either sell or buy credit risk associated with a customer’s performance under certain interest rate derivative contracts related to loans in which participation interests have been sold to or purchased from other banks.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional or contractual amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at March 31, 2020 and December 31, 2019.

		March 31, 2020			December 31, 2019
			Derivative (1)			Derivative (1)
(in thousands)	Type of Hedge	Notional or Contractual Amount	Assets	Liabilities	Notional or Contractual Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate loans	Cash Flow	$1,175,000	$63,742	$—	$1,175,000	$24,172	$337
Interest rate swaps - securities	Fair Value	479,900	—	23,453	441,400	1,474	1,759
Interest rate swaps - brokered deposits	Fair Value	—	—	—	43,000	—	9
		1,654,900	63,742	23,453	1,659,400	25,646	2,105
Derivatives not designated as hedging instruments:
Interest rate swaps (2)	N/A	4,284,812	161,835	165,934	3,759,232	54,512	55,664
Risk participation agreements	N/A	248,423	72	82	254,825	21	45
Forward commitments to sell residential mortgage loans	N/A	278,632	3,224	404	145,623	651	744
Interest rate-lock commitments on residential mortgage loans	N/A	229,364	319	2,659	83,224	369	375
Foreign exchange forward contracts	N/A	83,094	1,419	1,367	64,632	303	366
Visa Class B derivative contract	N/A	43,272	—	5,345	43,753	—	5,704
		5,167,597	166,869	175,791	4,351,289	55,856	62,898
Total derivatives		$6,822,497	$230,611	$199,244	$6,010,689	$81,502	$65,003
Less: netting adjustment (3)			(63,742)	(149,835)		(27,056)	(43,914)
Total derivative assets/liabilities			$166,869	$49,409		$54,446	$21,089

(1)	Derivative assets and liabilities are reported at fair value in other assets or other liabilities, respectively, in the consolidated balance sheets.
(2)	The notional amount represents both the customer accommodation agreements and offsetting agreements with unrelated financial institutions.
(3)

Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty. See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans. For each agreement, the Company receives interest at a fixed rate and pays at a variable rate. Amortization of other comprehensive loss on terminated cash flow hedges totaled $0.7 million and $1.4 million for the three months ended March 31, 2020 and 2019. The notional amounts of the swap agreements in place at March 31, 2020 expire as follows: $50 million in 2021; $475 million in 2022; $550 million in 2023; and $100 million in 2024.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps on brokered deposits

Prior to January 2020, the Company was party to certain interest rate swap agreements that modified the Company’s exposure to interest rate risk by effectively converting a portion of the Company’s brokered certificates of deposit from fixed rates to variable rates. The maturities and call features of these interest rate swaps matched the features of the hedged deposits. As interest rates declined or increased, the corresponding movement in the value of the certificates of deposit were offset by the change in the value of the interest rate swaps, resulting in no impact to earnings. Interest expense was adjusted by the difference between the fixed and floating rates for the period the swaps are in effect.

Interest rate swaps on securities available for sale

The Company is party to forward starting fixed payer swaps that convert the latter portion of pools of available for sale securities to a floating rate. These instruments were designated as last-of-layer fair value hedges against the select closed pools of prepayable commercial mortgage backed securities. This strategy provides the Company with a fixed rate coupon during the front end unhedged tenor of the bonds and results in a floating rate security during the back end hedged tenor, with hedged start dates between August 2023 through January 2025 and maturity dates from January 2028 through January 2029. In accordance with ASC 815, an entity may exclude prepayment risk when measuring the change in fair value of the hedged item attributable to interest rate risk under the last-of-layer approach. The fair value of the hedged item attributable to interest rate risk will be presented in interest income along with the change in the fair value of the hedging instrument.

At March 31, 2020, the amortized cost basis of the closed portfolio of prepayable commercial mortgage backed securities totaled $473.2 million. The amount that represents the hedged items was $479.9 million and the basis adjustment associated with the hedged items totaled $23.5 million.

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

The contract includes a contingent accelerated termination clause based on the credit ratings of the Company. At March 31, 2020 and December 31, 2019 the fair value of the liability associated with this contract was $5.3 million and $5.7 million, respectively.

Effect of Derivative Instruments on the Statement of Income

The effects of derivative instruments on the consolidated statements of income for the three months ended March 31, 2020 and 2019 are presented in the table below. For the three months ended March 31, 2020 and 2019, interest income or the reduction of interest income attributable to cash flow hedges, respectively, includes amortization of accumulated other comprehensive loss that resulted from termination of interest rate swap contracts.

		Three Months Ended
		March 31,
Derivative Instruments:	Location of Gain (Loss) Recognized in the Statement of Income:	2020	2019
Cash flow hedges - variable rate loans	Interest income	$864	$(2,016)
Fair value hedges – securities	Interest income	41	—
Fair value hedges - brokered deposits	Interest expense	46	(988)
All other instruments	Other noninterest income	3,871	809
Total		$4,822	$(2,195)

Credit Risk-Related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as a downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. At March 31, 2020, the Company was not in violation of any such provisions. The aggregate fair value of derivative instruments with credit risk-related contingent features that were in a net liability position at March 31, 2020 and December 31, 2019 was $40.0 million and $12.9 million, respectively, for which the Company had posted collateral of $40.0 million and $12.4 million, respectively.

Offsetting Assets and Liabilities

The Bank’s derivative instruments with certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero. Agreements with certain bilateral counterparties require both parties to maintain collateral in the event that the fair values of derivative instruments exceed established exposure thresholds. For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses. Offsetting information in regards to all derivative assets and liabilities, including accrued interest, subject to these master netting agreements at March 31, 2020 and December 31, 2019 is presented in the following tables.

(in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Income
Description	Gross Amounts Recognized	Offset in the Statement of Income	Presented in the Statement of Income	Financial Instruments	Cash Collateral	Net Amount
As of March 31, 2020
Derivative Assets	$64,413	$(64,409)	$4	$4	$—	$—
Derivative Liabilities	$188,984	$(150,673)	$38,311	$4	$75,670	$(37,363)

(in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Income
Description	Gross Amounts Recognized	Offset in the Statement of Income	Presented in the Statement of Income	Financial Instruments	Cash Collateral	Net Amount
As of December 31, 2019
Derivative Assets	$27,938	$(27,915)	$23	$23	$—	$—
Derivative Liabilities	$56,523	$(44,570)	$11,953	$23	$35,113	$(23,183)

The Company has excess collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

7. Stockholders’ Equity

Common Shares Outstanding

Common shares outstanding excludes treasury shares totaling 5.3 million at March 31, 2020 and 4.0 million at December 31, 2019, with a first-in-first-out cost basis of $180.9 million and $135.8 million at March 31, 2020 and December 31, 2019, respectively. Shares outstanding also excludes unvested restricted share awards totaling 1.4 million at both March 31, 2020 and December 31, 2019.

Shares Issued as Consideration in Business Combination

On September 20, 2019, the Company issued approximately 5.0 million shares of common stock at $38.42 as consideration in its acquisition of MidSouth. Refer to Note 2 – Business Combination for further information.

Stock Buyback Program

On September 23, 2019, the Company’s board of directors approved a stock buyback program that authorized the Company to repurchase up to 5.5 million shares of its common stock through the expiration date of December 31, 2020. The program allows the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or as otherwise determined by the Company in one or more transactions. The Company is not obligated to purchase any shares under this program, and the board of directors may terminate or amend the program at any time prior to the expiration date.

On October 18, 2019, the Company entered into an accelerated share repurchase agreement (“ASR”) with Morgan Stanley & Co. LLC (“Morgan Stanley”) to repurchase $185 million of the Company’s common stock. Pursuant to the ASR, the Company made a $185 million payment to Morgan Stanley on October 21, 2019, and received from Morgan Stanley an initial delivery of 3,611,870 shares of the Company’s common stock, which represented 75% of the estimated total number of shares to be repurchased based on the October 18, 2019 closing price of the Company’s common stock. The value of the remaining shares to be exchanged upon final settlement was accounted for as a forward contract until settlement.

Final settlement of the ASR agreement was expected to occur as early as the second quarter of 2020 and no later than the third quarter of 2020. However, on March 18, 2020, pursuant to the terms of the ASR, the contract was settled; in the settlement, the Company received from Morgan Stanley on March 20, 2020 cash of approximately $12.1 million and a final delivery of 1.0 million shares.

In January 2020, the Company repurchased 315,851 shares of its common stock at a price of $40.26 in a privately negotiated transaction. In total, the Company repurchased 4.9 million shares of the 5.5 million authorized shares under the buyback program at an average price of $37.65 per share through the ASR and a privately negotiated transaction. Refer to Part II, Item 2 of this report for tabular presentation of share repurchase activity during the three months ended March 31, 2020.

The Company suspended the repurchase of shares under its stock buyback program.

Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) and changes in those components are presented in the following table.

	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Cash Flow Hedges	Equity Method Investment	Total
(in thousands)
Balance, December 31, 2018	$(50,125)	$(12,044)	$(110,247)	$(8,293)	$—	$(180,709)
Net change in unrealized gain or loss	46,984	—	—	9,475	784	57,243
Reclassification of net loss realized and included in earnings	—	—	2,203	2,016	—	4,219
Amortization of unrealized net loss on securities transferred to HTM	—	591	—	—	—	591
Income tax expense (benefit)	10,623	134	498	2,598	—	13,853
Balance, March 31, 2019	$(13,764)	$(11,587)	$(108,542)	$600	$784	$(132,509)
Balance, December 31, 2019	$28,950	$639	$(101,278)	$17,399	$(434)	$(54,724)
Net change in unrealized gain or loss	124,018	—	—	41,476	(197)	165,297
Reclassification of net income or loss realized and included in earnings	—	—	1,232	(864)	—	368
Amortization of unrealized net gain on securities transferred to HTM	—	(195)	—	—	—	(195)
Income tax expense (benefit)	28,056	(44)	279	9,189	—	37,480
Balance, March 31, 2020	$124,912	$488	$(100,325)	$48,822	$(631)	$73,266

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

The following table shows the line items of the consolidated statements of income affected by amounts reclassified from AOCI.

	Three Months Ended
Amount reclassified from AOCI (a)	March 31,		Affected line item on
(in thousands)	2020	2019	the statement of income
Amortization of unrealized net loss or gain on securities transferred to HTM	$195	$(591)	Interest income
Tax effect	(44)	134	Income taxes
Net of tax	151	(457)	Net income
Amortization of defined benefit pension and post-retirement items	(1,232)	(2,203)	Other noninterest expense (b)
Tax effect	279	498	Income taxes
Net of tax	(953)	(1,705)	Net income
Reclassification of unrealized gain (loss) on cash flow hedges	1,569	(610)	Interest income
Tax effect	(355)	138	Income taxes
Net of tax	1,214	(472)	Net income
Amortization of loss on terminated cash flow hedges	(705)	(1,406)	Interest income
Tax effect	159	318	Income taxes
Net of tax	(546)	(1,088)	Net income
Total reclassifications, net of tax	$(134)	$(3,722)	Net income

(a)	Amounts in parentheses indicate reduction in net income.
(b)

These AOCI components are included in the computation of net periodic pension and post-retirement cost that is reported with employee benefits expense (see Note 11 – Retirement Plans for additional details).

On March 27, the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation issued an interim final rule that provides an option to delay the estimated impact on regulatory capital stemming from the implementation CECL for a transition period of five years. The five-year rule provides a full delay for of the estimated impact of CECL on regulatory capital transition (0%) for the first two years, followed by a three-year transition (25% of the impact included in 2022, 50% in 2023, 75% in 2024 and 100% thereafter). The two-year delay includes the full impact of day one CECL plus the estimated impact of current CECL activity calculated quarterly as 25% of the current ACL over the day one balance (“modified transition amount”). The modified transition amount will be recalculated each quarter in 2020 and 2021, with the December 31, 2021 impact carrying through the remaining three years of the transition. The Company elected the five-year transition period option upon issuance of the interim final rule.

8. Other Noninterest Income

Components of other noninterest income are as follows:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Income from bank-owned life insurance	$4,266	$3,265
Credit related fees	3,065	2,595
Income from derivatives	3,871	809
Other miscellaneous	4,977	2,799
Total other noninterest income	$16,179	$9,468

9. Other Noninterest Expense

Components of other noninterest expense are as follows:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Advertising	$4,234	$3,080
Corporate value and franchise taxes	4,296	4,042
Printing and supplies	1,108	1,169
Telecommunications and postage	4,065	3,466
Travel expense	1,111	1,098
Entertainment and contributions	2,447	2,708
Tax credit investment amortization	961	1,138
Other retirement expense	(6,122)	(4,105)
Other miscellaneous	7,469	5,691
Total other noninterest expense	$19,569	$18,287

10. Earnings (Loss) Per Common Share

The Company calculates earnings (loss) per share using the two-class method. The two-class method allocates net income or loss to each class of common stock and participating security according to common dividends declared and participation rights in undistributed earnings. For reporting periods in which a net loss is recorded, net loss is not allocated to participating securities because the holders of such securities bear no contractual obligation to fund or otherwise share in the losses. Participating securities consist of nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents.

A summary of the information used in the computation of earnings (loss) per common share follows.

	Three Months Ended
	March 31,
(in thousands, except per share data)	2020	2019
Numerator:
Net income (loss) to common shareholders	$(111,033)	$79,164
Net dividends or income allocated to participating securities - basic and diluted	427	1,337
Net income (loss) allocated to common shareholders - basic and diluted	$(111,460)	$77,827
Denominator:
Weighted-average common shares - basic	87,186	85,688
Dilutive potential common shares	—	112
Weighted-average common shares - diluted	87,186	85,800
Earnings (loss) per common share:
Basic	$(1.28)	$0.91
Diluted	$(1.28)	$0.91

Potential common shares consist of stock options, nonvested performance-based awards, and nonvested restricted share awards deferred under the Company’s nonqualified deferred compensation plan. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be antidilutive, i.e., increase earnings per share or reduce a loss per share. For reporting periods in which a net loss is recorded, no effect is given to potentially dilutive common shares in the computation of loss per common share as any impact from such shares would be antidilutive. Potentially dilutive common shares with a weighted average of 1,281 were excluded from the calculation of earnings per common share for the three months ended March 31, 2019 as the effect would have been antidilutive.

11. Retirement Plans

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

The following tables show the components of net periodic benefits cost included in expense for the plans for the periods indicated.

			Other Post-
(in thousands)	Pension Benefits		Retirement Benefits
For the Three Months Ended March 31,	2020	2019	2020	2019
Service cost	$3,275	$2,775	$22	$29
Interest cost	3,782	4,863	164	128
Expected return on plan assets	(11,300)	(11,300)	—	—
Amortization of net loss and prior service costs	1,461	2,430	(229)	(227)
Net periodic benefit cost (reduction of cost)	$(2,782)	$(1,232)	$(43)	$(70)

12. Share-Based Payment Arrangements

The Company maintains incentive compensation plans that provide for awards of share-based compensation to employees and directors. These plans have been approved by the Company’s shareholders. Detailed descriptions of these plans were included in Note 18 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

A summary of stock option activity for the three months ended March 31, 2020 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value ($000)
Outstanding at January 1, 2020	28,725	$34.11	2.2	$296
Exercised/Released	—	—		—
Cancelled/Forfeited	—	—		—
Expired	—	—		—
Outstanding at March 31, 2020	28,725	$34.11	1.9	$—
Exercisable at March 31, 2020	28,725	$34.11	1.9	$—

The total intrinsic value of options exercised during the three months ended March 31, 2019 was $0.5 million.

The Company’s restricted and performance-based share awards to certain employees and directors are subject to service requirements. A summary of the status of the Company’s nonvested restricted and performance-based share awards at March 31, 2020 are presented in the following table.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2020	1,596,258	$40.43
Granted	75,607	42.88
Vested	(3,839)	42.64
Forfeited	(29,567)	41.65
Nonvested at March 31, 2020	1,638,459	$40.52

As of March 31, 2020, there was $55.3 million of total unrecognized compensation expense related to nonvested restricted and performance shares expected to vest in the future. This compensation is expected to be recognized in expense over a weighted average period of 3.3 years. The total fair value of shares which vested during the three months ended March 31, 2020 and 2019 was $0.2 million and $0.1 million, respectively.

During the three months ended March 31, 2020, the Company granted 35,754 performance share awards subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $46.61 per share and 35,754 performance shares subject to an operating earnings per share performance metric with a grant date fair value of $39.39 per share to key members of executive management. The number of performance shares subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 49 regional banks. The fair value of the performance shares subject to TSR at the grant date was determined using a Monte Carlo simulation method. The number of performance shares subject to operating earnings per share that ultimately vest will be based on the Company’s attainment of certain operating earnings per share goals over the two-year performance period. The maximum number of performance shares that could vest is 200% of the target award. Compensation expense for these performance shares is recognized on a straight line basis over the three-year service period.

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

The contract amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. The following table presents a summary of the Company’s off-balance sheet financial instruments as of March 31, 2020 and December 31, 2019:

	March 31,	December 31,
(in thousands)	2020	2019
Commitments to extend credit	$7,591,029	$7,530,143
Letters of credit	366,112	393,284

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis in the consolidated balance sheets at March 31, 2020 and December 31, 2019:

	March 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$109,203	$—	$109,203
Municipal obligations	—	249,693	—	249,693
Corporate debt securities	—	8,196	—	8,196
Residential mortgage-backed securities	—	2,124,531	—	2,124,531
Commercial mortgage-backed securities	—	1,742,806	—	1,742,806
Collateralized mortgage obligations	—	659,567	—	659,567
Total available for sale securities	—	4,893,996	—	4,893,996
Derivative assets (1)	—	166,869	—	166,869
Total recurring fair value measurements - assets	—	$5,060,865	—	$5,060,865
Liabilities
Derivative liabilities (1)	$—	$44,064	$5,345	$49,409
Total recurring fair value measurements - liabilities	$—	$44,064	$5,345	$49,409

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$98,672	$—	$98,672
Municipal obligations	—	249,805	—	249,805
Corporate debt securities	—	7,988	—	7,988
Residential mortgage-backed securities	—	1,924,157	—	1,924,157
Commercial mortgage-backed securities	—	1,586,467	—	1,586,467
Collateralized mortgage obligations	—	808,215	—	808,215
Total available for sale securities	—	4,675,304	—	4,675,304
Derivative assets (1)	—	54,446	—	54,446
Total recurring fair value measurements - assets	—	$4,729,750	—	$4,729,750
Liabilities
Derivative liabilities (1)	$—	$15,385	$5,704	$21,089
Total recurring fair value measurements - liabilities	$—	$15,385	$5,704	$21,089

(1)	For further disaggregation of derivative assets and liabilities, see Note 7 - Derivatives.

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

The Company’s Level 3 liability consists of a derivative contract with the purchaser of 192,163 shares of Visa Class B common stock. Pursuant to the agreement, the Company retains the risks associated with the ultimate conversion of the Visa Class B common shares into shares of Visa Class A common stock, such that the counterparty will be compensated for any dilutive adjustments to the conversion ratio and the Company will be compensated for any anti-dilutive adjustments to the ratio. The agreement also requires periodic payments by the Company to the counterparty calculated by reference to the market price of Visa Class A common shares at the time of sale and a fixed rate of interest that steps up once after the eighth scheduled quarterly payment. The fair value of the liability is determined using a discounted cash flow methodology. The significant unobservable inputs used in the fair value measurement are the Company’s own assumptions about estimated changes in the conversion rate of the Visa Class B common shares into Visa Class A common shares, the date on which such conversion is expected to occur and the estimated growth rate of the Visa Class A common share price. Refer to Note 6 – Derivatives for information about the derivative contract with the counterparty.

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

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements

The table below presents a rollforward of the amounts on the consolidated balance sheets for the three months ended March 31, 2020 and the year ended December 31, 2019 for financial instruments of a material nature that are classified within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis:

(in thousands)
Balance at December 31, 2018	$7,304
Cash settlement	(1,900)
Losses included in earnings	300
Balance at December 31, 2019	5,704
Cash settlement	(413)
Losses included in earnings	54
Balance at March 31, 2020	$5,345

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

($ in thousands)
Fair Value
Level 3 Class	March 31, 2020	December 31, 2019
Derivative liability	$5,345	$5,704
Valuation technique	Discounted cash flow	Discounted cash flow
Unobservable inputs:
Visa Class A appreciation – range	6% - 18%	6% - 18%
Visa Class A appreciation – weighted average	12%	12%
Conversion rate – range	1.63x - 1.59x	1.63x - 1.59x
Conversion rate – weighted average	1.616x	1.616x
Time until resolution	9 - 33 months	12 - 36 months

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

	March 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$281,121	$—	$281,121
Other real estate owned and foreclosed assets, net	—	—	18,425	18,425
Total nonrecurring fair value measurements	$—	$281,121	$18,425	$299,546

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$182,377	$—	$182,377
Other real estate owned and foreclosed assets, net	—	—	24,422	24,422
Total nonrecurring fair value measurements	$—	$182,377	$24,422	$206,799

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

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amounts:

	March 31, 2020
				Total Fair	Carrying
(in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$1,353,125	$—	$—	$1,353,125	$1,353,125
Available for sale securities	—	4,893,996	—	4,893,996	4,893,996
Held to maturity securities	—	1,562,577	—	1,562,577	1,480,494
Loans, net	—	281,121	21,107,746	21,388,867	21,089,678
Loans held for sale	—	67,587	—	67,587	67,587
Derivative financial instruments	—	166,869	—	166,869	166,869
Financial liabilities:
Deposits	$—	$—	$25,003,807	$25,003,807	$25,008,496
Federal funds purchased	330,330	—	—	330,330	330,330
Securities sold under agreements to repurchase	482,953	—	—	482,953	482,953
FHLB short-term borrowings	1,860,000	—	—	1,860,000	1,860,000
Long-term debt	—	231,044	—	231,044	225,606
Derivative financial instruments	—	44,064	5,345	49,409	49,409

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Carrying Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$542,333	$—	$—	$542,333	$542,333
Available for sale securities	—	4,675,304	—	4,675,304	4,675,304
Held to maturity securities	—	1,611,004	—	1,611,004	1,568,009
Loans, net	—	182,377	20,861,702	21,044,079	21,021,504
Loans held for sale	—	55,864	—	55,864	55,864
Derivative financial instruments	—	54,446	—	54,446	54,446
Financial liabilities:
Deposits	$—	$—	$23,786,775	$23,788,775	$23,803,575
Federal funds purchased	195,450	—	—	195,450	195,450
Securities sold under agreements to repurchase	484,422	—	—	484,422	484,422
FHLB short-term borrowings	2,035,000	—	—	2,035,000	2,035,000
Long-term debt	—	226,098	—	226,098	233,462
Derivative financial instruments	—	15,385	5,704	21,089	21,089

15. Recent Accounting Pronouncements

Accounting Standards Adopted in 2020

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU, more commonly referred to as Current Expected Credit Losses, or CECL, along with several subsequently issued related amendments, were codified as ASC 326. The provisions of ASC 326, which supersede the incurred loss methodology, require the measurement of expected credit losses over the life of financial assets based on historical experience, current conditions, and reasonable and supportable forecasts. As such, financial institutions and other organizations are required to use forward-looking information to inform their credit loss estimates. Many of the loss estimation techniques prescribed by previous guidance will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses for the estimated remaining life of the instrument. An entity will continue to use judgment to determine which loss estimation methods are appropriate for its circumstances. In addition, ASC 326 amends the accounting for credit losses on both held to maturity and available for sale debt securities and purchased financial assets with credit deterioration.

The Company adopted the provisions of ASC 326 on January 1, 2020, with a cumulative-effect adjustment to retained earnings for non-purchased credit impaired loans. For purchased credit impaired loans (as defined by ASC 310-30), there was no impact to retained earnings upon adoption; rather, a portion of the purchase accounting fair value mark was reclassified to allowance for credit losses. A more detailed discussion of the Company’s policy for accounting for credit losses under the provisions of ASC 326 is presented in Note 1 – Basis of Presentation.

The following table reflects the impact of adoption reflected in the Company’s consolidated balance sheets. The increase in the allowance for loan losses represents a reduction in total assets, while the reserve for unfunded lending commitments represents an increase in total liabilities.

(in thousands)	December 31, 2019	January 1, 2020	CECL adoption impact
Assets and Liabilities
Allowance for loan and lease losses	$191,251	$240,662	$49,411
Reserve for unfunded lending commitments	3,974	31,304	27,330
Allowance for credit losses	$195,225	$271,966	$76,741
Retained Earnings
Allowance for credit loss increase			$76,741
Balance sheet reclassification			(19,767)
Total pretax impact			56,974
Income tax impact			(12,888)
Decrease to retained earnings			$44,086

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments in this Update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this Update are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this Update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company adopted this guidance upon its issuance; at adoption, Company elected to amend the hedge documentation, without dedesignating and redesignating, for all outstanding hedging relationships using the available expedient to assert probability of the hedged interest, regardless of any expected modification in terms related to reference rate reform.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments in this Update modify certain disclosure requirements on fair value measurements set forth in Topic 820, Fair Value Measurements. In addition, the amendments in this Update eliminate the phrase “an entity shall disclose at a minimum” to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2019, and the Company adopted the guidance effective January 1, 2020. Refer to Note 14 - Fair Value Measurements for the modified disclosures. Adoption of this guidance had no impact upon the Company’s results of operations or financial condition.

Accounting Standards Issued But Not Yet Adopted

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

In August 2018, the FASB issued ASU 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.” The amendments in this Update modify certain disclosure requirements by removing disclosures that are no longer considered cost beneficial, clarifying specific requirements of disclosures, and adding disclosure requirements identified as relevant. The amendments in this Update are effective for fiscal years ending after December 15, 2020 for public business entities. Adoption of this guidance will have no impact upon the Company’s results of operations or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning and protections of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q and in other reports or documents that we file from time to time with the SEC include, but are not limited to, the following:

•

the negative impacts and disruptions resulting from the outbreak of the novel coronavirus, or COVID-19, on the economies and communities we serve, which has had and may continue to have an adverse impact on our business operations and performance, and could have a negative impact on our credit portfolio, stock price, borrowers and the economy as a whole both globally and domestically;

•	government or regulatory responses to the COVID-19 pandemic;
•	balance sheet and revenue growth expectations may differ from actual results;
•	the risk that our provision for loan losses may be inadequate or may be negatively affected by credit risk exposure;
•	loan growth expectations;
•

management’s predictions about charge-offs, including energy-related credits, the impact of changes in oil and gas prices on our energy portfolio, including changes in prices related to COVID-19 and the continued spread of the same, and the downstream impact on businesses that support that sector, especially in the Gulf Coast Region;

•	the risk that our enterprise risk management framework may not identify or address risks adequately, which may result in unexpected losses;
•	the impact of the transaction with MidSouth or future business combinations upon our performance and financial condition including our ability to successfully integrate the businesses;
•	deposit trends;
•	credit quality trends;
•	changes in interest rates;
•	the impact of reference rate reform;
•	net interest margin trends;
•	future expense levels;
•	improvements in expense to revenue (efficiency ratio);
•	success of revenue-generating initiatives;
•	the effectiveness of derivative financial instruments and hedging activities to manage risks;
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
•

our ability to identify and address potential cybersecurity risks, including data security breaches, credential stuffing, malware, “denial-of-service” attacks, “hacking” and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation;

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

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward looking statements. Additional factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, and in other periodic reports that we file with the SEC.

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

We define Operating Pre-Provision Net Revenue as total revenue (te) less noninterest expense, excluding nonoperating items. Management believes that operating pre-provision net revenue is a useful financial measure because it enables investors and others to assess the Company’s ability to generate capital to cover credit losses through a credit cycle.

We define Operating Earnings as reported net income excluding nonoperating items net of income tax. We define Operating Earnings per Share as operating earnings expressed as an amount available to each common shareholder on a diluted basis.

Impact of COVID-19

Economic activity in the first quarter of 2020 contracted sharply and abruptly across all regions in the United States as a result of the COVID-19 pandemic (“the pandemic”) with mandated economic closures for non-essential businesses because of social distancing measures to slow the spread of the disease. The spread of COVID-19 has created a global public health crisis that has resulted in unprecedented uncertainty, volatility and disruption in financial markets and in governmental, commercial and consumer activity globally, and in the markets that we serve. A large portion of our customer base is concentrated in Louisiana, which was an early hot spot for the coronavirus, prompting business closures in mid-March and causing significant disruption to the economy and our customer base. Our geographic markets are concentrated in areas that depend on highly impacted industries such as hospitality and tourism, nonessential healthcare and oil and gas. Demand for COVID-19 related loan modification has been high, further indicating that our impact may be more significant than others in our industry. Conversely, success of current and future economic stimulus programs, such as enhanced unemployment benefits and the Small Business Administration guaranteed paycheck protection programs, among others, mitigates some of the risk. The impact to our business will be contingent upon the success of containment measures in our markets and across the country, success in medical advancements for treatment and/or vaccines, and restoration of consumer confidence, which will allow for profitable restart of the economy. Timing and success of these items are difficult to predict and therefore significant uncertainty exists for the near term. The realization of these economic conditions have been reflected in our first quarter results most notably through the increase to the allowance for credit losses which is discussed further below.

The Company utilizes Moody’s macroeconomic forecasts that provide various scenarios to assist with the development of our outlook. These forecasts are anchored on a baseline forecast scenario, which by definition reflects a 50% probability distribution that the economy will perform better or worse than the baseline forecasted parameters. Several upside and downside scenarios are also provided that compare to the baseline scenario. Our March 2020 baseline scenario reflects a sharp and severe recession in the first and second quarters of 2020. The catalysts are the pandemic, turmoil in equity markets, and the steep decline in global oil prices. This scenario is based on the assumption that infections peak in May and begin to abate by July. Restrictions on travel and stay at home orders start to wind down slowly in May and will be lifted in July. Fifty percent of industries will be on lockdown in April, with restrictions gradually easing through June 2020. The unemployment rate peaks in the second quarter of 2020. Oil prices remain depressed as the oil supply significantly exceeds demand, and are not forecasted to rebound to equilibrium until 2021. As a result of these factors, real gross domestic product begins to contract in first quarter 2020 and more dramatically in second quarter. Recovery is relatively quick with economic growth resuming in third quarter 2020. Consumer housing prices are only marginally impacted, but commercial real estate price index are more heavily impacted. The real estate price indices both return to positive growth in 2021. The Federal Reserve continues to aggressively respond to the pandemic and emergency measures are expected to remain in place until the end of 2021, with unlimited quantitative easing and the zero interest rate policy in place until the economy is on track to return to full employment. The baseline forecast also assumes that lawmakers will pass additional stimulus bills in 2020 to support the economy. Downside scenarios from the baseline have varying degrees of severity of the outcome of the economic downturn as well as varying shapes and length of recovery. The downside scenarios S-3 and S-4 include double-dip recessions with a more prolonged recovery, with the S-4 scenario having a more severe immediate impact and a longer, more gradual recovery compared to S-3. We believe these scenarios are less likely to occur than baseline and have weighted them accordingly in developing our outlook. The utilization of these economic forecasts in our allowance for credit models resulted in a $247 million provision for credit losses this quarter. The extent to which observed and forecasted economic conditions deteriorate beyond that currently forecasted may result in additional material allowance for credit loss builds in the future. Changes in the depth and duration of these unprecedented economic conditions may also require revisions to the Company’s currently forecasted cash flows that could result in impairment of certain intangible or other assets in future periods.

The Company’s response to the current and forecasted economic conditions described above has been proactive. Business continuity plans have been effective in maintaining operations and we continue to meet the needs of the customers we serve. Approximately 98% of our financial centers remain open and operating with full service drive up lanes and availability of in person meetings by appointment. Our online and mobile banking applications have also allowed us to continue to assist our customers. Our corporate service team members continue to support our operations with approximately 70% of our associates working remotely. We have also taken meaningful measures to enhance our liquidity and strengthen our balance sheet maintaining solid capital levels in anticipation of continued market disruption that negatively impacts the customers and markets we serve. These measures include increasing our line of credit with the Federal Reserve to $4.4 billion (up $1.8 billion from December 31, 2019) and increasing short-term investments by $766 million; providing total available net liquidity of $13.9 billion at March 31, 2020. These proactive measures have allowed the Company to effectively support and participate in the various economic relief strategies employed at the federal level and provide loan payment deferral options in response to the COVID-19 pandemic. At March 31, 2020, there were 1,618 customers with loans totaling $839.4 million with payment deferral modifications of principal, interest or both under this program. Demand for such modifications continues, with 7,299 customers with loans totaling $3.1 billion modified through April 22, 2020. We are also waiving fees on certain product offerings such as penalty-free CD withdrawals and various overdraft fees to provide relief to our customers. These fee waiver relief measures to help support our customer base will likely result in reduced fee income realized by the Company in the near term. Further, changes in consumer spending behavior in response to economic uncertainty may have a negative impact on other sources of noninterest income, such as bank card and ATM fees.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act was signed into law. It contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic. The CARES Act includes the Paycheck Protection Program ("PPP"), a $349 billion program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. The Company originated 4,893 loans totaling $1.7 billion to our customers under the initial phase of the PPP. On April 24, 2020, an additional $310 billion in new funds was approved for this program and we processed approximately 7,000 additional applications totaling about $800 million in loans under the second phase of this program. The fees earned by administering these loan will provide substantial income to the Company that will be accreted through margin for the remainder of year.

Our customers have also taken measures to enhance their liquidity, drawing on existing credit lines and participating in the PPP, which will contribute to loan growth in the short-term. As funding from government sponsored relief programs evaporates and economic conditions continue to slow, loan demand will likely fall in the near term. The participation in these programs by our customers and draws on lines of credit have also bolstered deposits, which will likely be depleted in the short term as depositors supplement lost cash flows. We continue to monitor the impact of COVID-19 closely, as well as any effects that may result from the CARES Act; however, the extent to which the COVID-19 pandemic will impact our operations and financial results during the remainder of 2020 and beyond is highly uncertain.

Overview of First Quarter 2020

Net loss for the first quarter of 2020 was $111.0 million, or $(1.28) per diluted common share (EPS), driven by a reserve build in response to deterioration in the macroeconomic environment from the pandemic and lower oil prices. Fourth quarter 2019 net income was $92.1 million, or $1.03 and first quarter 2019 net income was $79.2 million, or $0.91 EPS. The first quarter of both 2020 and 2019 did not include any nonoperating items. The fourth quarter of 2019 included $3.9 million, or $0.03 per share (after-tax impact) of nonoperating expenses related to the MidSouth acquisition that closed on September 21, 2019.

First quarter 2020 results compared to fourth quarter 2019:

•

Net loss was $111.0 million, or $(1.28) per diluted share, including a provision for credit loss of $246.8 million or $(2.24) per diluted share related to the pandemic and declining oil prices and a $9.8 million, or $(0.11) per share, of write-offs of equity interests in two energy companies received in borrower bankruptcy restructurings

•

We implemented the current expected credit loss accounting standard (“CECL”) effective January 1, 2020, and further increased our allowance for credit losses to $475 million, or 2.21% of total loans, up from $195 million, or 0.92% of total loans

•	Loans were up $303 million, or 1%, noninterest-bearing deposits were up $429 million, or 5%
•	Net interest margin narrowed by 2 bps to 3.41%, with purchase accounting accretion down $2.5 million, or 4 bps
•

Capital remains solid with common equity tier 1 (CET1) ratio of 10.03% and tangible common equity (TCE) ratio of 8%; all regulatory ratios are well in excess of required levels, including capital conservation buffer

•	Liquidity solid with approximately $14 billion available in additional sources of funding

We ended 2019 with solid capital and liquidity and were well positioned to weather the economic turmoil that we and our customers are facing in 2020. Our first quarter 2020 increase in the allowance for credit loss is based on scenario modeling that reflects a prolonged return to normal economic activity in our market areas and considers continued concerns related to our oil and gas portfolio. Our healthy liquidity position allows us to work with our customers by offering loan modifications and participating in other stimulus lending programs designed to help our customer until our markets return to full operation. We believe our stress testing process has prepared us to deal with the challenges ahead and we are committed to executing those strategies and being a source of strength for our customers.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) for the first quarter of 2020 was $234.6 million, a $2.1 million, or 1%, decrease from the fourth quarter of 2019. Compared to the first quarter of 2019, net interest income (te) increased $11.6 million, or 5%. The linked quarter decrease is primarily attributable to one less accrual day, a lower rate environment and a $2.5 million decrease in purchase accounting accretion.  The increase compared to the prior year is due largely to an increase in earning asset balances and one more accrual day, partially offset by a lower rate environment.

The net interest margin for the first quarter of 2020 was down 2 bps at 3.41% from the fourth quarter of 2019. The decrease is primarily due to the $2.5 million reduction in purchase accounting accretion, resulting in a 4 bp (basis point) decline in the margin. The net interest margin less purchase accounting accretion was up 1 bp to 3.32%. The decline in Prime and LIBOR rates also negatively impacted the yield on loans by 7 bps. However, proactive deposit pricing, and changes in wholesale funding related to a lower rate environment, positively impacted the net interest margin by 8 bps. There were no interest reversals related to nonaccrual activity in the first quarter as compared to one bp of interest reversals in the prior quarter.

Compared to the first quarter of 2019, the net interest margin decreased 5 bps, primarily due to a lower rate environment that resulted in a 27 bp drop in the earning asset yield and a 22 bp drop in the cost of funds.

We expect margin pressure to continue into the second quarter with lower earning assets yields from the full effect of the March Federal Reserve interest rate cuts and potential lower LIBOR rates as market uncertainty abates, as 55% of our loans are variable rate, with approximately one third of those having floors. Additional pressures include a reduced level of scheduled purchase accounting accretion (down an estimated 5 bps) and a less favorable earning asset mix as the Company maintains additional liquidity with an increased level of short-term investments. Partially offsetting the lower asset yields will be a reduction in cost of funds from actions taken on deposit pricing and funding mix as well as from a significant number of higher rate certificates of deposit maturing during the quarter.

The following tables detail the components of our net interest income (te) and net interest margin.

	Three Months Ended
	March 31, 2020			December 31, 2019			March 31, 2019
(dollars in millions)	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$16,109.2	$182.5	4.56%	$15,881.3	$187.7	4.69%	$15,062.1	$180.5	4.86%
Residential mortgage loans	2,969.0	29.5	3.98%	3,004.8	30.3	4.04%	2,942.4	31.1	4.23%
Consumer loans	2,155.9	29.4	5.48%	2,151.9	30.9	5.70%	2,122.4	29.9	5.72%
Loan fees & late charges	—	(0.6)	0.00%	—	(0.3)	0.00%	—	(0.9)	0.00%
Total loans (te) (b)	21,234.1	240.8	4.56%	21,038.0	248.6	4.69%	20,126.9	240.6	4.84%
Loans held for sale	40.3	0.6	6.17%	62.3	0.7	4.41%	20.6	0.3	4.92%
US Treasury and government agency securities	124.7	0.8	2.37%	145.0	0.8	2.30%	123.8	0.7	2.25%
Mortgage-backed securities and collateralized mortgage obligations	5,139.5	31.3	2.44%	5,162.7	32.0	2.48%	4,599.4	29.9	2.60%
Municipals (te)	877.2	6.7	3.07%	888.1	6.9	3.09%	930.0	7.4	3.17%
Other securities	8.0	0.1	4.29%	5.8	0.0	4.61%	3.5	0.0	3.09%
Total securities (te) (c)	6,149.4	38.9	2.53%	6,201.6	39.7	2.56%	5,656.7	38.0	2.69%
Total short-term investments	206.9	0.5	0.87%	139.6	0.5	1.51%	216.2	1.2	2.18%
Total earning assets (te)	$27,630.7	$280.8	4.08%	$27,441.5	$289.5	4.20%	$26,020.4	$280.1	4.35%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$8,798.5	$12.7	0.58%	$8,803.7	$14.4	0.65%	$8,082.6	$14.7	0.74%
Time deposits	3,513.2	15.4	1.76%	3,364.4	16.4	1.93%	3,743.3	18.0	1.95%
Public funds	3,252.2	10.8	1.33%	3,079.0	12.0	1.55%	3,060.5	13.4	1.78%
Total interest-bearing deposits	15,563.9	38.9	1.01%	15,247.1	42.8	1.11%	14,886.4	46.1	1.26%
Short-term borrowings	2,150.2	4.5	0.83%	2,393.4	7.1	1.19%	1,684.9	8.1	1.92%
Long-term debt	231.4	2.8	4.76%	242.5	2.9	4.79%	225.0	2.8	4.99%
Total borrowings	2,381.6	7.3	1.22%	2,635.9	10.0	1.51%	1,909.9	10.9	2.30%
Total interest-bearing liabilities	17,945.5	46.2	1.03%	17,883.0	52.8	1.17%	16,796.3	57.0	1.38%
Net interest-free funding sources	9,685.2			9,558.5			9,224.1
Total cost of funds	$27,630.7	$46.2	0.67%	$27,441.5	$52.8	0.76%	$26,020.4	$57.0	0.89%
Net interest spread (te)		$234.6	3.05%		$236.7	3.02%		$223.1	2.97%
Net interest margin	$27,630.7	$234.6	3.41%	$27,441.5	$236.7	3.43%	$26,020.4	$223.1	3.46%

(a)	Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities.
(d)

Included in interest income is net purchase accounting accretion of $6.2 million, $8.7 million and $5.0 million for the three months ended March 31, 2020, December 31, 2019 and March 31, 2019, respectively.

Provision for Credit Losses

During the first quarter of 2020, we recorded a provision for credit losses totaling $246.8 million, up from $9.2 million in the fourth quarter of 2019 and $18.0 million in the first quarter of 2019. The first quarter of 2020 provision expense includes an increase to the allowance for credit losses of $203.0 million related to the update of expected lifetime credit losses as a result of the impact of the pandemic and widespread economic shutdown. The allowance increase was comprised of $185.3 million of allowance for loan losses and a $17.7 million reserve for unfunded commitments. Net charge-offs in the first quarter of 2020 were $43.8 million, or 0.83% of average total loans on an annualized basis, up from $9.5 million or 0.18% in the fourth quarter of 2019, and $17.9 million, or 0.36% in the first quarter of 2019. The first quarter of 2020 included $35.9 million of energy charge-offs in our reserve based lending subsector, with virtually no energy charge-offs in the fourth or first quarters of 2019. The first quarter of 2019 included a $10.1 million charge-off related to a lease financing facility fraud.

The discussion of Allowance for Credit Losses and Asset Quality later in this Item provides additional information on these changes and on general credit quality.

Noninterest Income

Noninterest income totaled $84.4 million for the first quarter of 2020, up $1.5 million, or 2%, from the fourth quarter of 2019 and up $13.9 million, or 20%, compared to the first quarter of 2019. The increase in noninterest income linked-quarter was primarily due to a $1.5 million gain on the sale of historic tax credits and higher income on bank-owned life insurance, partially offset by lower transactional and trust fees. The increase in noninterest income compared to the prior year was due largely to higher derivative and secondary mortgage income driven by the lower interest rate environment as well as increased transaction and other fees from higher activity due to the MidSouth acquisition.

Fees were collected as usual for most of the first quarter of 2020. As noted earlier, we began waiving fees on certain products in mid-March to provide relief to our customers during the economic shutdown. Depending on the duration of the impact of the pandemic on our customers, fee waivers will impact our results in future quarters. Further, changes in consumer spending habits in response to economic uncertainty are expected to negatively impact other sources of noninterest income, such as bank card and ATM fees.

The components of noninterest income are presented in the following table for the indicated periods.

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2020	2019	2019
Service charges on deposit accounts	$22,837	$23,382	$20,367
Trust fees	14,806	15,483	15,124
Bank card and ATM fees	17,362	17,913	15,290
Investment and annuity fees and insurance commissions	7,150	6,407	6,528
Secondary mortgage market operations	6,053	5,981	3,726
Income from bank-owned life insurance	4,266	3,451	3,265
Credit related fees	3,065	2,879	2,595
Income from derivatives	3,871	4,225	809
Other miscellaneous	4,977	3,203	2,799
Total noninterest income	$84,387	$82,924	$70,503

Service charges on deposits totaled $22.8 million for the first quarter of 2020, down $0.5 million, or 2%, from the fourth quarter of 2019 and up $2.5 million, or 12%, from the first quarter of 2019. The decrease from the prior quarter was due to one less processing day and lower overdraft fees, as noted above. The increase from the first quarter of 2019 was primarily attributable to the MidSouth acquisition in September 2019.

Trust fees decreased $0.7 million, or 4%, linked quarter largely due to the downturn in the market during the quarter and strong fourth quarter results. Compared to the first quarter of 2019, trust fees decreased $0.3 million, or 2%, largely due to changes in market conditions.

Bank card and ATM fees totaled $17.4 million for the first quarter of 2020, down $0.6 million, or 3%, from the fourth quarter of 2019, primarily due to one fewer day in the quarter. Compared to the first quarter of 2019, bank card and ATM fees were up $2.1 million, or 14%, primarily due to increased card activity and the acquisition of MidSouth.

Investment and annuity fees and insurance commissions increased $0.7 million, or 12%, compared to fourth quarter 2019 primarily due to an increase in annuity fees, corporate underwriting fees, equities and bond trading fees, partially offset by lower insurance commissions. Investment and annuity fees and insurance commissions increased $0.6 million, or 10%, compared to first quarter 2019 due to higher investment fees, insurance fees, and underwriting fees partially offset by a decrease in annuity sales.

Income from secondary mortgage market operations was up $0.1 million, or 1%, from the fourth quarter of 2019 and up $2.3 million, or 62%, from the first quarter of 2019. Origination volume during the first quarter of 2020, particularly when compared to the first quarter of 2019, was positively impacted by the rate environment. Secondary mortgage market operations income will vary based on origination volume and the timing of subsequent sales.

Income from bank-owned life insurance was $4.3 million in the first quarter of 2020, up $0.8 million, or 24%, from the fourth quarter of 2019 and up $1.0 million, or 31%, from the first quarter of 2019. The increase from the fourth quarter of 2019 was due to mortality gains and the increase from the first quarter of 2019 is attributable to both higher mortality gains and incremental earnings on the additional investment of $33 million in April 2019.

Credit related fees were $3.1 million for the first quarter of 2020, up $0.2 million, or 6%, from the fourth quarter of 2019 and up $0.5 million, or 18%, from the first quarter of 2019. The linked quarter increase was due to both higher unused commitment fees and letter of credit fees, with the increase over the same quarter last year primarily due to higher unused commitment fees.

Income from our customer interest rate derivative program totaled $3.9 million for the first quarter of 2020 compared to $4.2 million in the fourth quarter of 2019 and $0.8 million for the first quarter of 2019. Increased derivative income reflects increased transaction volume due to customer demand given the lower interest rates in the first quarter of 2020. Derivative income can be volatile and is dependent upon the composition of the portfolio, customer sales activity and market value adjustments due to market interest rate movement.

Other miscellaneous income was $5.0 million in the first quarter of 2020, up $1.8 million compared to the fourth quarter of 2019 and up $2.2 million compared to the first quarter of 2019. The increase compared to the prior quarter was largely due to a $1.5 million gain on the sale of historic tax credits. The increase compared to the first quarter of 2019 includes the historic tax credit sale, an increase of $0.6 million in income from investments in small business investment companies and $0.3 million in higher syndication fees.

Noninterest Expense

Noninterest expense for the first quarter of 2020 was $203.3 million, up $5.5 million, or 3%, from the fourth quarter of 2019, and up $27.6 million, or 16%, from the first quarter of 2019. There were no nonoperating expenses in the first quarters of 2020 and 2019, and there were $3.9 million of nonoperating expenses in the fourth quarter of 2019 related to the acquisition and operational integration of MidSouth. Items identified as nonoperating are those that, when excluded from a reported financial measure, provide management or the reader with a measure that may be more indicative of forward-looking trends in our business.

The components of noninterest and nonoperating expense for the periods indicated are presented in the following tables.

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2020	2019	2019
Operating expense
Compensation expense	$91,071	$96,510	$83,968
Employee benefits	22,478	20,556	19,730
Personnel expense	113,549	117,066	103,698
Net occupancy expense	12,522	12,835	11,984
Equipment expense	4,617	4,687	4,679
Data processing expense	22,047	22,030	19,331
Professional services expense	9,741	9,470	8,168
Amortization of intangible assets	5,345	5,770	5,138
Deposit insurance and regulatory fees	5,815	5,356	5,406
Other real estate and foreclosed asset (income) expense	10,130	(788)	(991)
Advertising	4,234	3,483	3,080
Corporate value and franchise taxes	4,296	3,583	4,042
Telecommunications and postage	4,065	4,149	3,466
Entertainment and contributions	2,447	2,562	2,708
Travel expense	1,111	1,664	1,098
Printing and supplies	1,108	1,227	1,169
Tax credit investment amortization	961	1,285	1,138
Other retirement expense	(6,122)	(4,152)	(4,105)
Other miscellaneous	7,469	7,629	5,691
Total noninterest expense	$203,335	$197,856	$175,700

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2020	2019	2019
Nonoperating expense
Personnel expense	$—	$2,504	$—
Net occupancy expense	—	54	—
Equipment expense	—	487	—
Data processing expense	—	655	—
Other real estate (income) expense	—	130	—
Other expense	—	26	—
Total nonoperating expenses	$—	$3,856	$—

Personnel expense totaled $113.5 million for the first quarter of 2020, down $3.5 million, or 3%, compared to the prior quarter, primarily related to lower bonus and incentives, including a reduction of $2.5 million of merger-related expenses from the MidSouth acquisition reflected in the fourth quarter of 2019, partially offset by seasonably higher benefits expense in first quarter 2020. Compared to the first quarter of 2019, personnel costs were up $9.9 million, or 9%, primarily related to annual merit increases, and up $3.0 million as a result of the acquisition of MidSouth.

Occupancy and equipment expenses totaled $17.1 million in the first quarter of 2020, down $ 0.4 million, or 2%, from the fourth quarter of 2019 and up $0.5 million, or 3%, from the first quarter of 2019. The linked-quarter decrease was largely due to lower expenses related to leases that were acquired with MidSouth that were discontinued in the fourth quarter. The increase compared to the first quarter of 2019 is largely due to additional expenses related to locations acquired with the MidSouth acquisition.

Data processing expense was $22.0 million for the first quarter of 2020, flat to the fourth quarter of 2019, and up $2.7 million, or 14%, compared to the first quarter of 2019. Merger-related expenses reflected in the fourth quarter ceased, but were offset by an increase in investments in new technology. The increase from the first quarter of 2019 was primarily due to investments in new technology, as well as expenses resulting from increased card activity.

Professional services expense for the first quarter of 2020 totaled $9.7 million, up $0.3 million, or 3%, compared to the previous quarter and $1.6 million, or 19%, from the first quarter of 2019. The increase over the fourth quarter of 2019 was due to higher consulting fees and the increase over the first quarter of 2019 was due to higher legal fees related to problem credits as well as a higher level of expense related to the investment in new technology.

Deposit insurance and regulatory fees totaled $5.8 million, up $0.5 million, or 9%, from the fourth quarter of 2019 and $0.4 million, or 8%, from the first quarter of 2019. The increase from both the prior quarter and the same period in 2019 is primarily due to an increase in the risk-based assessment fees over prior periods.

Corporate value and franchise tax expense for the first quarter of 2020 totaled $4.3 million, up $0.7 million, or 20%, compared to the prior quarter and $0.3 million, or 6%, compared to the same quarter last year. The increase from both the prior quarter and the first quarter of 2019 is primarily attributable to the impact the acquisition of MidSouth had on our operations and the corresponding effect on our corporate value and franchise tax calculations.

Business development-related expenses (including advertising, travel, entertainment and contributions) were $7.8 million for the first quarter of 2020, up $0.1 million, or 1%, from the fourth quarter of 2019 and up $0.9 million, or 13%, from the first quarter of 2019. The linked-quarter and year over year increase was largely due to an increase in advertising.

Other real estate and foreclosed asset expense was $10.1 million for the first quarter of 2020, compared to income of $0.8 million in the fourth quarter of 2019 and income of $1.0 million in the first quarter of 2019. First quarter of 2020 expense includes a non-cash write-down totaling $9.8 million of equity interests in two energy-related companies received in borrower bankruptcy restructurings. Gains on sales exceeded expenses in both the fourth and first quarters of 2019.

All other expenses, excluding amortization of intangibles, totaled $7.5 million for the first quarter of 2020, a decrease of $2.7 million, or 26% from the fourth quarter of 2019 and up $0.1 million, or 2% from the first quarter of 2019. The linked-quarter and prior year variances both reflect lower other retirement expense due to performance of pension plan assets. The favorable impact of lower retirement expense compared to the prior year was offset by higher telecommunications and other miscellaneous expense.

Income Taxes

The effective income tax rate for the first quarter of 2020 was approximately 17.5%, compared to 15.5% in the fourth quarter of 2019 and 17.6% in the first quarter of 2018. The current quarter’s net loss resulting from economic conditions attributable to the pandemic has significantly reduced our estimated annual effective tax rate. The tax benefit recorded to date is comprised of a 10.4% estimated annual effective tax rate in addition to discrete items predominantly related to the settlement of tax matters and the anticipated impact from the net operating loss carryback provision granted under CARES Act. Refer to the table below table for details.

The CARES Act provides relief for individuals and businesses that have been negatively impacted by the pandemic.  The business-specific relief granted is broad-reaching and ranges from operational relief (e.g., liquidity through payroll tax credits or deferrals) to income tax provisions. The income tax provisions that would impact the effective tax rate include relief related to net operating loss carrybacks to a 35% statutory tax regime, interest deductibility enhancements, accelerated alternative minimum tax credit refunds, and a technical correction to the qualified improvement property classification. We are still reviewing and quantifying the extent of the impact from the CARES Act. As of first quarter 2020, the only impact from the CARES Act reflected in our effective tax rate relates to our intent to carryback the net operating loss attribute that we inherited from an acquired entity.

Our effective tax rate has historically varied from the federal statutory rate primarily because of tax-exempt income and tax credits. Interest income on bonds issued by or loans to state and municipal governments and authorities, and earnings from the life insurance contract program are the major components of tax-exempt income. The main source of tax credits has been investments in tax-advantaged securities and tax credit projects. These investments are made primarily in the markets the Company serves and are directed at tax credits issued under the Federal and State New Market Tax Credit (“NMTC”) programs, Low-Income Housing Tax Credit (“LIHTC”) programs, as well as pre-2018 Qualified Zone Academy Bonds (“QZAB”) and Qualified School Construction Bonds (“QSCB”). These investments generate tax credits, which reduce current and future taxes and are recognized when earned as a benefit in the provision for income taxes.

We have invested in NMTC projects through investments in our own Community Development Entity (“CDE”), as well as other unrelated CDEs. Federal tax credits from NMTC investments are recognized over a seven-year period, while recognition of the benefits from state tax credits varies from three to five years. Our LIHTC investments to date are through variable interest entities for which the Company is not the primary beneficiary and, therefore, are not consolidated. LIHTC credits from the affordable housing projects are recognized over a ten-year period, beginning with the year the rental activity begins, as a reduction of income tax expense.

Based on tax credit investments that have been made to date in 2020, we expect to realize benefits from federal and state tax credits over the next three years totaling $7.8 million, $8.6 million and $8.5 million for 2021, 2022, and 2023, respectively. We intend to continue making investments in tax credit projects. However, our ability to access new credits will depend upon, among other factors, federal and state tax policies and the level of competition for such credits.

The following table reconciles reported income tax expense to that computed at the statutory federal tax rate for the indicated periods.

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2020	2019	2019
Taxes computed at statutory rate	$(28,256)	$22,904	$20,163
Tax credits:
QZAB/QSCB	(572)	(710)	(710)
NMTC - Federal and State	(1,258)	(1,851)	(1,402)
LIHTC and other tax credits	(125)	(500)	—
Total tax credits	(1,955)	(3,061)	(2,112)
State income taxes, net of federal income tax benefit	(1,972)	2,024	1,905
Tax-exempt interest	(2,756)	(2,863)	(2,417)
Life insurance contracts	(560)	(1,030)	(678)
Employee share-based compensation	(43)	(411)	(272)
Impact from interim estimated effective tax rate	20,390	1,038	(776)
FDIC Assessment Disallowance	584	528	545
Impact from CARES Act	(7,128)	—	—
Impact from tax settlement	(3,690)	—	—
Return to provision adjustment	—	(1,459)	—
Other, net	1,866	(734)	492
Income tax expense	$(23,520)	$16,936	$16,850

Selected Financial Data

The following tables contain selected financial data as of the dates and for the periods indicated.

	Three Months Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Common Share Data
Earnings per share:
Basic	$(1.28)	$1.03	$0.91
Diluted	$(1.28)	$1.03	$0.91
Cash dividends paid	$0.27	$0.27	$0.27
Book value per share (period-end)	$39.65	$39.62	$37.23
Tangible book value per share (period-end)	$28.56	$28.63	$26.92
Weighted average number of shares (000s):
Basic	87,186	88,188	85,688
Diluted	87,186	88,315	85,800
Period-end number of shares (000s)	86,275	87,515	85,710

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2020	2019	2019
Income Statement:
Interest income	$277,343	$285,957	$276,283
Interest income (te) (a)	280,791	289,537	280,107
Interest expense	46,155	52,801	57,029
Net interest income (te)	234,636	236,736	223,078
Provision for credit losses	246,793	9,156	18,043
Noninterest income	84,387	82,924	70,503
Noninterest expense (excluding amortization of intangibles)	197,990	192,086	170,562
Amortization of intangibles	5,345	5,770	5,138
Income before income taxes	(134,553)	109,068	96,014
Income tax expense (benefit)	(23,520)	16,936	16,850
Net income (loss)	$(111,033)	$92,132	$79,164
For informational purposes only
Nonoperating items, pretax
Merger-related expenses	$—	$3,856	$—

	Three Months Ended
	March 31,	December 31,	March 31,
	2020	2019	2019
Performance Ratios
Return on average assets	(1.46)%	1.20%	1.13%
Return on average common equity	(12.72)%	10.52%	10.30%
Return on average tangible common equity	(17.51)%	14.62%	14.38%
Earning asset yield (te) (a)	4.08%	4.20%	4.35%
Total cost of funds	0.67%	0.76%	0.89%
Net interest margin (te)	3.41%	3.43%	3.46%
Noninterest income to total revenue (te)	26.45%	25.94%	24.01%
Efficiency ratio (b)	62.06%	58.88%	58.10%
Average loan/deposit ratio	87.28%	88.22%	87.08%
FTE employees (period-end)	4,148	4,136	3,885
Capital Ratios
Common stockholders' equity to total assets	10.77%	11.33%	11.20%
Tangible common equity ratio (c)	8.00%	8.45%	8.36%

(a)	Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)	The efficiency ratio is noninterest expense to total net interest (te) and noninterest income, excluding amortization of purchased intangibles and nonoperating items.
(c)	The tangible common equity ratio is common stockholders’ equity less intangible assets divided by total assets less intangible assets.

	Three Months Ended
	March 31,	December 31,	March 31,
($ in thousands)	2020	2019	2019
Asset Quality Information
Nonaccrual loans (a)(b)	$254,058	$245,833	$204,831
Restructured loans - still accruing	34,251	61,265	117,578
Total nonperforming loans	288,309	307,098	322,409
Other real estate (ORE) and foreclosed assets	18,460	30,405	27,148
Total nonperforming assets	$306,769	$337,503	$349,557
Accruing loans 90 days past due (c)(d)	$17,790	$6,582	$20,308
Net charge-offs	43,764	9,503	17,869
Allowance for loan losses	426,003	191,251	194,688
Reserve for unfunded lending commitments	48,992	3,974	—
Allowance for credit losses	474,995	195,225	194,688
Total provision for credit losses	246,793	9,156	18,043
Ratios:
Nonperforming assets to loans, ORE and foreclosed assets	1.42%	1.59%	1.74%
Accruing loans 90 days past due to loans	0.08%	0.03%	0.10%
Nonperforming assets + accruing loans 90 days past due to loans, ORE and foreclosed assets	1.51%	1.62%	1.84%
Net charge-offs to average loans	0.83%	0.18%	0.36%
Allowance for loan losses to period-end loans	1.98%	0.90%	0.97%
Allowance for credit losses to period-end loans	2.21%	0.92%	0.97%
Allowance for loan losses to nonperforming loans + accruing loans 90 days past due	139.17%	60.97%	56.81%
(a)	Included in nonaccrual loans are nonaccruing restructured loans totaling $117.9 million, $132.5 million and $105.9 million at March 31, 2020, December 31, 2019 and March 31, 2019, respectively.
(b)

Nonaccrual loans do not include purchased credit impaired loans accounted for under ASC 310-30 that would have otherwise been considered nonperforming, totaling $17.5 million and $12.2 million, at 12/31/2019 and 3/31/2019, respectively. Effective 1/1/2020, with the adoption of ASC 326, such metrics include both originated and acquired balances.

(c)	Excludes 90+ accruing troubled debt restructured loans already reflected in total nonperforming loans of $1.5 million at March 31, 2019.
(d)

Loans past due 90 days or more do not include purchased credit impaired loans accounted for under ASC 310-30 that would have otherwise been considered delinquent, totaling $8.3 million and $2.4 million, at 12/31/2019 and 3/31/2019, respectively. Effective 1/1/2020, with the adoption of ASC 326, such metrics include both originated and acquired balances.

	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands)	2020	2019	2019	2019	2019
Period-End Balance Sheet
Total loans	$21,515,681	$21,212,755	$21,035,952	$20,175,812	$20,112,838
Loans held for sale	67,587	55,864	75,789	36,150	27,437
Securities	6,374,490	6,243,313	6,404,719	5,725,735	5,577,522
Short-term investments	876,314	110,229	49,513	151,062	163,762
Earning assets	28,834,072	27,622,161	27,565,973	26,088,759	25,881,559
Allowance for loan losses	(426,003)	(191,251)	(195,572)	(195,625)	(194,688)
Goodwill and other intangible assets	956,916	962,260	977,369	878,051	883,097
Other assets	2,396,708	2,207,587	2,195,779	1,990,678	1,920,263
Total assets	$31,761,693	$30,600,757	$30,543,549	$28,761,863	$28,490,231
Noninterest-bearing deposits	$9,204,631	$8,775,632	$8,686,383	$8,114,632	$8,158,658
Interest-bearing transaction and savings deposits	8,931,192	8,845,097	8,758,993	8,034,801	8,224,203
Interest-bearing public funds deposits	3,251,445	3,364,416	2,954,966	3,159,790	3,229,589
Time deposits	3,621,228	2,818,430	3,800,957	3,926,819	3,767,844
Total interest-bearing deposits	15,803,865	15,027,943	15,514,916	15,121,410	15,221,636
Total deposits	25,008,496	23,803,575	24,201,299	23,236,042	23,380,294
Short-term borrowings	2,673,283	2,714,872	2,108,815	1,641,598	1,388,735
Long-term debt	225,606	233,462	246,641	232,754	224,962
Other liabilities	433,244	381,163	400,414	332,554	305,665
Stockholders' equity	3,421,064	3,467,685	3,586,380	3,318,915	3,190,575
Total liabilities & stockholders' equity	$31,761,693	$30,600,757	$30,543,549	$28,761,863	$28,490,231

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2020	2019	2019
Average Balance Sheet
Total loans	$21,234,016	$21,037,942	$20,126,948
Loans held for sale	40,318	62,272	20,618
Securities (a)	6,149,432	6,201,612	5,656,689
Short-term investments	206,886	139,633	216,192
Earning assets	27,630,652	27,441,459	26,020,447
Allowance for loan losses	(241,364)	(195,616)	(196,384)
Goodwill and other intangible assets	959,500	973,601	885,381
Other assets	2,314,813	2,123,849	1,742,104
Total assets	$30,663,601	$30,343,293	$28,451,548
Noninterest-bearing deposits	$8,763,359	$8,601,323	$8,227,698
Interest-bearing transaction and savings deposits	8,798,483	8,803,703	8,082,584
Interest-bearing public fund deposits	3,252,233	3,079,001	3,060,565
Time deposits	3,513,167	3,364,347	3,743,292
Total interest-bearing deposits	15,563,883	15,247,051	14,886,441
Total deposits	24,327,242	23,848,374	23,114,139
Short-term borrowings	2,150,164	2,393,444	1,684,904
Long-term debt	231,438	242,473	224,966
Other liabilities	445,030	385,309	309,488
Stockholders' equity	3,509,727	3,473,693	3,118,051
Total liabilities & stockholders' equity	$30,663,601	$30,343,293	$28,451,548

(a)	Average securities do not include unrealized holding gains/losses on available for sale securities.

Reconciliation of Non-GAAP Measures

Operating revenue (te) and operating pre-provision net revenue (te)

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands)	2020	2019	2019	2019	2019
Net interest income	$231,188	$233,156	$222,939	$219,868	$219,254
Noninterest income	84,387	82,924	83,230	79,250	70,503
Total revenue	$315,575	$316,080	$306,169	$299,118	$289,757
Tax-equivalent adjustment (a)	3,448	3,580	3,652	3,718	3,824
Operating revenue (te)	$319,023	$319,660	$309,821	$302,836	$293,581
Noninterest expense	(203,335)	(197,856)	(213,554)	(183,567)	(175,700)
Nonoperating expense	-	3,856	28,810	-	-
Operating pre-prevision net revenue (te)	$115,688	$125,660	$125,077	$119,269	$117,881

Operating earnings per share - diluted

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands)	2020	2019	2019	2019	2019
Net income (loss)	$(111,033)	$92,132	$67,807	$88,277	$79,164
Net income allocated to participating securities	(427)	(1,566)	(1,141)	(1,502)	(1,337)
Net income (loss) available to common shareholders	(111,460)	90,566	66,666	86,775	77,827
Nonoperating items, net of applicable income tax	-	3,046	22,760	-	-
Nonoperating items allocated to participating securities	-	(52)	(383)	-	-
Operating earnings (loss) available to common shareholders	$(111,460)	$93,560	$89,043	$86,775	$77,827
Weighted average common shares - diluted	87,186	88,315	86,462	85,835	85,800
Earnings per share - diluted	$(1.28)	$1.03	$0.77	$1.01	$0.91
Operating earnings per share - diluted	$(1.28)	$1.06	$1.03	$1.01	$0.91

(a)	Taxable equivalent adjustment (te) amounts are calculated using a federal income tax rate of 21%.

LIQUIDITY

Liquidity management is focused on ensuring that funds are available to meet the cash flow requirements of our depositors and borrowers, while also meeting the operating, capital and strategic cash flow needs of the Company, the Bank and other subsidiaries. As part of the overall asset and liability management process, liquidity management strategies and measurements have been developed to manage and monitor liquidity risk. Management has taken deliberate, proactive measures to manage liquidity during this period of unprecedented economic uncertainty. Anticipated further disruption of financial and credit markets have prompted the Company to enact strategies to strengthen liquidity through various measures to ensure we have funds available to meet the needs of our day to day operations and those of our customers. At March 31, 2020, we had nearly $14 billion in net available sources of funds, summarized as follows:

	March 31, 2020
(in millions)	Total Available	Amount Used	Net Availability
Common Share Data
Free Securities	$2,496	$—	$2,496
External Sources
Federal Home Loan Bank	6,235	3,350	2,885
Federal Reserve Bank	4,388	—	4,388
Brokered Deposits	3,751	1,079	2,672
Other	1,504	—	1,504
Total Liquidity	$18,374	$4,429	$13,945

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities and repayments of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window. Management has established an internal target for the ratio of free securities to total securities to be 20% or more. As shown in the table below, our ratio of free securities to total securities was 25.42% at March 31, 2020, compared to 47.27% at December 31, 2019 and 33.57% at March 31, 2019. The total of pledged securities at March 31, 2020 was $4.8 billion, up $1.5 billion from December 31, 2019. The pledge of additional securities, part of our COVID-19 asset liability response strategy, provides enhanced liquidity through additional borrowing capacity at the Federal Reserve. Securities and FHLB letters of credit are pledged as collateral related to public funds and repurchase agreements. Total securities and FHLB letters of credits of $6.5 billion at March 31, 2020 were up $136.3 million compared to December 31, 2019 and $834.3 million lower than March 31, 2019.

	March 31,	December 31,	September 30,	June 30,	March 31,
Liquidity Metrics	2020	2019	2019	2019	2019
Free securities / total securities	25.42%	47.27%	54.44%	40.10%	33.57%
Core deposits / total deposits	90.48%	93.54%	90.31%	89.30%	89.98%
Wholesale funds / core deposits	17.76%	13.99%	15.54%	15.13%	13.61%
Quarter-to-date average loans /quarter-to-date average deposits	87.28%	88.22%	87.47%	87.09%	87.08%

The liability portion of the balance sheet provides liquidity mainly through the Company’s ability to use cash sourced from various customers’ interest-bearing and noninterest-bearing deposit and sweep accounts. At March 31, 2020, deposits totaled $25.0 billion, an increase of $1.2 billion, or 5%, from December 31, 2019 and an increase of $1.6 billion, or 7%, from March 31, 2019. The increase over December 31, 2019 is due to an increase in brokered deposits and the increase compared to March 31, 2019 is due largely to the acquisition of $1.3 billion in deposits in the MidSouth transaction. Core deposits consist of total deposits excluding certificates of deposit (“CDs”) of $250,000 or more and brokered deposits. Core deposits totaled $22.6 billion at March 31, 2020, an increase of $361.1 million from December 31, 2019, and $1.6 billion from March 31, 2019. The ratio of core deposits to total deposits was 90.48% at March 31, 2020, compared to 93.54% at December 31, 2019 and 89.98% at March 31, 2019. Brokered deposits totaled $1.1 billion as of March 31, 2020, an increase of $1.0 billion compared to December 31, 2019 and a decrease of $131.2 million compared to March 31, 2019. The use of brokered deposits as a funding source is subject to certain policies regarding the amount, term and interest rate. In the second quarter of 2020, the Bank implemented a reciprocal deposit program that allows depositors to authorize and instruct the Bank to reciprocate their uninsured deposits with other FDIC insured financial institutions in order to obtain FDIC insurance on those deposits.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At March 31, 2020, the Bank had borrowings of approximately $1.9 billion and had approximately $2.9 billion available under this line. As a part of the Company’s COVID-19 asset liability response strategy, the Bank increased its pledged securities by $1.5 billion to provide additional borrowing capacity at the Federal Reserve. The unused borrowing capacity at the Federal Reserve’s discount window is approximately $4.4 billion; there were no outstanding borrowings with the Federal Reserve at any date during any period covered by this report. In the second quarter of 2020, we began participation in the Federal Reserve’s Paycheck Protection Program Liquidity Facility that extends credit to eligible financial institutions that originate PPP loans, with the loans pledged as collateral. Borrowings under this new facility will not impact existing unused borrowing capacity with the Federal Reserve.

The Company is offering loan modifications under Section 4013 of the CARES Act to offer assistance to our customers impacted by the pandemic. The Company has sufficient excess liquidity to cover cash flow reduction due the short-term loan payment deferrals.

Wholesale funds, which are comprised of short-term borrowings, long-term debt and brokered deposits were 17.76% of core deposits at March 31, 2020, compared to 13.99% at December 31, 2019 and 13.61% at March 31, 2019. The linked quarter increase in wholesale funds was primarily related to increases in brokered deposits and federal funds purchased, partially offset by a decrease in FHLB borrowing. The year over year increase in wholesale funds was primarily related to increases in FHLB borrowings and federal funds purchased, partially offset by a decrease in brokered deposits. The Company has established an internal target for wholesale funds to be less than 25% of core deposits.

Another key measure used to monitor our liquidity position is the loan-to-deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding). The loan-to-deposit ratio measures the amount of funds the Company lends for each dollar of deposits on hand. Our average loan-to-deposit ratio for the first quarter of 2020 was 87.28%, compared to 88.22% for the fourth quarter of 2019 and 87.08% for the first quarter of 2019. Management has an established target range for the loan-to-deposit ratio of 87% to 89%, which could be exceeded under certain circumstances.

Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the three months ended March 31, 2020 and 2019.

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

, CAPITAL RESOURCES

Stockholders’ equity totaled $3.4 billion at March 31, 2020, down $46.6 million, or 1%, from December 31, 2019 and $230.5 million, or 7%, from March 31, 2019. The tangible common equity ratio was 8.00% at March 31, 2020, compared to 8.45% at December 31, 2019 and 8.36% at March 31, 2019. The decrease in the tangible common equity ratio from December 31, 2019 was primarily attributable to a decrease in net tangible retained earnings related to the pandemic, growth in tangible assets and the cumulative effect of the adoption of CECL, partially offset by net gains on fair value adjustments of securities available for sale and interest rate swaps included in other accumulated comprehensive income. The decrease from March 31, 2019 was mainly due to the Midsouth acquisition which occurred during the third quarter of 2019, dividends paid and the cumulative effect of the adoption of CECL, partially offset by net gains on fair value adjustments of securities available for sale and interest rate swaps included in other accumulated comprehensive income and net tangible retained earnings. Management has established an internal target for the tangible common equity ratio of at least 8.00%; however, management will allow the tangible common equity ratio to drop below 8.00% on a temporary basis if it believes that the shortfall can be replenished through normal operations within a short time frame.

The regulatory capital ratios of the Company and the Bank at March 31, 2020 remained well in excess of current regulatory minimum requirements. The Company and the Bank have been categorized as “well-capitalized” in the most recent notices received from our regulators. Both entities currently exceed all capital requirements of the Basel III requirements and continue to have excess capacity with the capital conservation buffer that must be met in order to engage in certain capital activities including, but not limited to paying stockholder dividends. Refer to the Supervision and Regulation section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion of our capital requirements.

The following table shows the regulatory capital ratios for the Company and the Bank as calculated under current rules for the indicated periods. The capital ratios as of March 31, 2020 reflect the election to use the interim final five-year transition rule issued on March 27, 2020 available for institutions required to adopt CECL as of January, 1, 2020. The new CECL transition rule allows for the option to delay for two years the estimated impact of CECL on regulatory capital (0%), followed by a three-year transition (25% in 2022, 50% in 2023, 75% in 2024, and 100% thereafter). In addition, the two-year delay also includes full impact of January 1, 2020 impact plus an estimated impact of CECL calculated quarterly as 25% of the current ACL over the January 1, balance (modified transition amount). The modified transition amount will be recalculated each quarter in 2020 and 2021, with the December 31, 2021 impact carrying through remaining three-year transition. The election to use the revised final CECL transition rules favorably impacted our leverage ratio by 19 bps and our tier 1 common, tier 1 and total capital regulatory ratios by 22 bps.

	Well-	March 31,	December 31,	September 30,	June 30,	March 31,
	Capitalized	2020	2019	2019	2019	2019
Total capital (to risk weighted assets)
Hancock Whitney Corporation	10.00%	11.87%	11.90%	12.43%	12.43%	12.24%
Hancock Whitney Bank	10.00%	11.45%	11.53%	11.19%	11.81%	11.73%
Tier 1 common equity capital (to risk weighted assets)
Hancock Whitney Corporation	6.50%	10.02%	10.50%	11.02%	10.94%	10.74%
Hancock Whitney Bank	6.50%	10.20%	10.74%	10.39%	10.97%	10.88%
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	8.00%	10.02%	10.50%	11.02%	10.94%	10.74%
Hancock Whitney Bank	8.00%	10.20%	10.74%	10.39%	10.97%	10.88%
Tier 1 leverage capital
Hancock Whitney Corporation	5.00%	8.40%	8.76%	9.49%	9.10%	8.85%
Hancock Whitney Bank	5.00%	8.55%	8.96%	8.95%	9.12%	8.97%

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

On October 18, 2019, the company entered into an accelerated share repurchase (“ASR”) agreement with Morgan Stanley & Co. LLC (“Morgan Stanley”) to repurchase $185 million of the Company’s common stock. Pursuant to the ASR agreement, the Company made a $185 million payment to Morgan Stanley on October 21, 2019, and received from Morgan Stanley on the same day an initial delivery of approximately 3.6 million shares of the Company’s common stock, which represents approximately 75% of the estimated total number of shares to be repurchased under the ASR agreement based on the October 18, 2019 closing price of the Company’s common stock.  Final settlement of the ASR agreement was expected to occur as early as the second quarter of 2020 and no later than the third quarter of 2020. On March 18, 2020, pursuant to the terms of the agreement, the final settlement of the ASR commenced whereby the Company received from Morgan Stanley approximately $12.1 million and a final delivery of 1.0 million shares.

In January 2020, the Company repurchased 315,851 shares of its common stock at a price of $40.26 in a privately negotiated transaction. The Company repurchased 4.9 million shares of the 5.5 million authorized shares under the buyback program at an average price of $37.65 per share through the ASR agreement and a privately negotiated transaction. The Company has suspended the repurchase of shares under this program.

On January 27, 2020, our board of directors declared a regular first quarter cash dividend of $0.27 per share, consistent with the prior quarter. We remain confident in our capability and capacity to maintain the common dividend at current level based on strength of capital ratios at March 31, 2020 and in consideration for forecasted stressed scenarios through year-end.

The Company expects to fund close to 12,000 loans or approximately $2.5 billion in originations through the first and second phase of the PPP. A portion of these loans that meet certain regulatory criteria are subject to forgiveness by the SBA. These loans are not expected to have any significant impact on regulatory capital as they carry a 0% risk-weighting due to the full guarantee by the SBA.

BALANCE SHEET ANALYSIS

Securities

Investment in securities totaled $6.4 billion at March 31, 2020, up $131 million, or 2%, from December 31, 2019 and up $797 million, or 14%, from March 31, 2019. At March 31, 2020, securities available for sale totaled $4.9 billion and securities held to maturity totaled $1.5 billion.

Our securities portfolio consists mainly of residential and commercial mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies. We invest only in high quality investment grade securities with a targeted portfolio duration generally between two and five and a half years. At March 31, 2020, the average expected maturity of the portfolio was 5.76 years with an effective duration of 3.57 years and a nominal weighted-average yield of 2.51%. Management simulations indicate that the effective duration would increase to 3.90 years with a 100 bp increase in the yield curve and increase to 4.06 years with a 200 bp increase. At December 31, 2019, the average expected maturity of the portfolio was 5.47 years with an effective duration of 4.16 years and a nominal weighted-average yield of 2.49%. The average maturity of the portfolio at March 31, 2019 was 5.52 years, with an effective duration was 4.37 years and the nominal weighted-average yield was 2.75%. The changes in expected maturity, effective duration, and nominal weighted-average yield compared to prior quarter and year-over-year were primarily related to the reinvestment of the securities portfolio maturities, paydowns and sales.

Effective January 1, 2020 and in conjunction with the adoption of CECL, and again as of March 31, 2020, the Company evaluated its securities portfolio for credit loss. Based on our assessment, expected credit loss was negligible for both periods and therefore, no allowance for credit loss was recorded.

Loans

Total loans at March 31, 2020 were $21.5 billion, up $302.9 million, or 1%, from December 31, 2019, and up $1.4 billion, or 7%, from March 31, 2019. The linked-quarter growth was throughout all regions across the Bank’s footprint due to increased loan originations and the funding of existing and expanded lines of credit related to economic uncertainty. Growth compared to same quarter last year reflect the acquisition of $785 million in loans, net of purchase discount, from MidSouth during the third quarter of 2019 with the remaining growth across the company’s entire footprint.

The following table shows the composition of our loan portfolio at each date indicated:

	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands)	2020	2019	2019	2019	2019
Total loans:
Commercial non-real estate	$9,321,340	$9,166,947	$8,893,004	$8,559,118	$8,656,326
Commercial real estate - owner occupied	2,731,320	2,738,460	2,734,379	2,519,970	2,515,428
Total commercial and industrial	12,052,660	11,905,407	11,627,383	11,079,088	11,171,754
Commercial real estate - income producing	3,232,783	2,994,448	3,060,568	2,895,468	2,563,394
Construction and land development	1,098,726	1,157,451	1,190,718	1,144,062	1,340,067
Residential mortgages	2,979,985	2,990,631	3,004,958	2,968,271	2,933,251
Consumer	2,151,527	2,164,818	2,152,325	2,088,923	2,104,372
Total loans	$21,515,681	$21,212,755	$21,035,952	$20,175,812	$20,112,838

Our commercial customer base is diversified over a range of industries, including energy, healthcare, wholesale and retail trade in various durable and nondurable products and the manufacture of such products, marine transportation and maritime construction, financial and professional services, and agricultural production.

Commercial and industrial (“C&I”) loans, including both non-real estate and owner occupied real estate secured loans, totaled approximately $12.1 billion, or 56% of the total loan portfolio at March 31, 2020, an increase of $147.3 million, or 1%, from December 31, 2019 and $880.9 million, or 8%, from March 31, 2019. The linked-quarter growth is primarily due to loan closings and increased funding of existing and expanded lines of credit. The year over year increase is related to the MidSouth acquisition, with the remaining growth across most regions and specialty lines.

The Bank lends mainly to middle market and smaller commercial entities, although it participates in larger shared credit loan facilities. Shared national credits funded at March 31, 2020 totaled approximately $2.3 billion, or 11% of total loans, an increase of $96.7 million from December 31, 2019. At March 31, 2020, approximately $436.2 million of our shared national credits were with energy-related customers and $410.5 million were with healthcare related customers.

Loans to borrowers in the energy sector totaled $939.5 million at March 31, 2020, down $23.7 million, or 2%, from December 31, 2019 and $123.2 million, or 12%, compared to March 31, 2019. The linked quarter decrease in energy-related loans resulted from $42 million in payoffs and paydowns and $36 million in charge-offs partially offset by $54 million in loan growth. The year-over-year decrease was largely due to net payoffs and charge-offs partially offset by acquired MidSouth loans largely in support services sector. At March 31, 2020, approximately $444 million, or 47%, of the energy portfolio was comprised of customers engaged in exploration and production, transportation, and storage activities. The remaining $495 million, or 53%, of the portfolio was comprised of customers engaged in onshore and offshore services and products to support exploration and production activities. We expect to continue to reduce our energy exposure through the next several quarters.

The following table provides detail of the more significant industry concentrations for our commercial and industrial loan portfolio, which is based on NAICS codes for all industries except for energy, which is based on the borrowers’ source of revenue (i.e. manufacturer whose income is derived from energy-related business is reported as energy). There is approximately $4 million of energy-related construction loans as of March 31, 2020 that is reflected in the real estate table that follows.

	March 31,		December 31,		September 30,		June 30,		March 31,
	2020		2019		2019		2019		2019
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial & industrial loans:
Real estate and rental and leasing	$1,420,629	12%	$1,432,319	12%	$1,454,795	13%	$1,341,902	12%	$1,432,089	13%
Health care and social assistance	1,201,423	10%	1,144,369	10%	1,084,884	9%	1,040,352	9%	1,083,469	10%
Retail trade	1,066,780	9%	1,098,810	9%	1,060,765	9%	1,024,031	9%	970,599	9%
Manufacturing	959,653	8%	928,467	8%	957,622	8%	889,539	8%	868,171	8%
Energy	935,076	8%	958,486	8%	1,026,680	9%	1,003,492	9%	1,058,000	9%
Transportation and warehousing	828,215	7%	768,971	6%	705,536	6%	681,390	6%	664,563	6%
Wholesale trade	784,354	7%	751,794	6%	691,648	6%	654,293	6%	654,685	6%
Public administration	761,284	6%	774,401	7%	765,492	7%	778,622	7%	799,237	7%
Finance and insurance	740,915	6%	677,500	6%	632,197	5%	610,900	6%	595,373	5%
Construction	700,313	6%	724,614	6%	637,512	5%	619,097	6%	644,896	6%
Accommodation, food services and entertainment	616,473	5%	613,982	5%	611,663	5%	570,849	5%	574,053	5%
Professional, scientific, and technical services	503,325	4%	515,634	4%	492,424	4%	454,445	4%	416,219	4%
Other services (except public administration)	456,084	4%	451,889	4%	476,731	4%	452,553	4%	450,005	4%
Educational services	326,708	3%	342,544	3%	353,366	3%	351,697	3%	353,803	3%
Other	751,428	5%	721,627	6%	676,068	7%	605,926	6%	606,592	5%
Total commercial & industrial loans	$12,052,660	100%	$11,905,407	100%	$11,627,383	100%	$11,079,088	100%	$11,171,754	100%

Commercial real estate – income producing loans totaled approximately $3.2 billion at March 31, 2020, an increase of $238.3 million, or 8%, from December 31, 2019. Construction and land development loans, totaling approximately $1.1 billion at March 31, 2020, decreased $58.7 million, or 5%, from December 31, 2019. The following table details for the preceding five quarters the end-of-period aggregated commercial real estate – income producing and construction loan balances by property type. Loans reflected in 1-4 Family Residential Construction include both loans to construction builders as well as single family borrowers.

	March 31,		December 31,		September 30,		June 30,		March 31,
	2020		2019		2019		2019		2019
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial real estate - income producing and construction loans:
Retail	708,087	16%	$663,196	16%	$636,484	15%	$610,354	15%	$599,299	15%
Healthcare related properties	569,166	13%	517,855	12%	562,726	13%	548,470	14%	496,715	13%
Office	475,565	11%	447,972	11%	447,872	11%	403,322	10%	391,858	9%
Multifamily	552,464	13%	520,444	13%	539,994	13%	588,282	14%	529,121	14%
Industrial	535,070	12%	498,291	12%	491,984	12%	471,677	12%	458,601	12%
Hotel, motel and restaurants	502,866	12%	477,728	11%	431,082	10%	486,939	12%	473,898	12%
1-4 family residential construction	439,739	10%	443,835	11%	486,848	11%	505,730	12%	540,016	14%
Other land loans	246,377	6%	250,357	6%	262,298	6%	232,025	6%	228,493	6%
Other	302,175	7%	332,221	8%	391,998	9%	192,731	5%	185,460	5%
Total commercial real estate - income producing and construction loans	4,331,509	100%	$4,151,899	100%	$4,251,286	100%	$4,039,530	100%	$3,903,461	100%

Our residential mortgages loan portfolio totaled $3.0 billion at March 31, 2020, virtually unchanged compared to December 31, 2019 and up $46.7 million, or 2% compared to March 31, 2019. The consumer loan portfolio totaled $2.2 billion at March 31, 2020, down $13.3 million, or 1%, compared to December 31, 2019, but up $47.2, or 2% compared to March 31, 2019.

As noted previously, the Company’s market has been significantly impacted by the widespread economic shutdown and market turmoil caused by the pandemic and drop in oil prices. While we expect to see impacts across all of our portfolios, we have identified four principle components of our impacted portfolios that are of particular focus where we expect there may be a greater effect and a more challenging recovery. We have identified that approximately $1.4 billion of our retail related loans, as having potential for weakness based on the products and services offered and/or type of delivery. Approximately half of these retail loans are income producing real estate secured. We have identified approximately $1.2 billion in hospitality-related loans as being significantly impacted which include loans to hotels, restaurants, bars and other entertainment venues located throughout our Gulf Coast market, with a concentration in New Orleans. Within our healthcare portfolio, we have approximately $1.2 billion in healthcare related services that we believe may be more adversely impacted, including loans to offices of physicians, dentist and other non-essential medical services, assisted living and select hospitals. Our energy related loans totaling $940 million, or 4.4% of the total portfolio, continues to be a focus with the reduced demand, lower prices and limited liquidity. We are closely monitoring our concentrations in these industries and others by proactive and frequent borrower dialogue, payment deferral, and other accommodations and financial support, where warranted. While these industries and others have been significantly impacted by the pandemic, the long-term impacts remain unknown and are dependent on several factors, including the severity of the economic downturn, length of time until full recovery and the effectiveness of government stimulus plans.

Allowance for Credit Losses and Asset Quality

The Company's allowance for credit losses was $475.0 million at March 31, 2020 compared to $195.2 million at December 31, 2019, and $194.7 million at March 31, 2019. The significant increase over the prior period is driven by the implementation of the CECL standard totaling $76.7 million upon adoption and the current quarter allowance increase totaling $203.0 million. The adoption of the CECL standard on January 1, 2020 includes increases totaling $49.4 million in the funded allowance for loan losses and $27.3 million in the reserve for unfunded lending commitments. These increases are the result of the difference between estimated incurred losses at the adoption date and the forward-looking projected losses over the remaining estimated term of the financial instruments. The higher reserves from the change in accounting principal is largely driven by our longer-term assets as well as expected future funding of construction lending and certain other revolving products. Refer to Note 1 – Basis of Presentation - Critical Accounting Policies and Estimates for a description of the CECL methodology and Note 15 – Recent Accounting Pronouncements for additional discussion of the impact of adoption.

The $203.0 million increase in the first quarter 2020 allowance for credit losses is due largely to the unprecedented impact of the widespread economic shutdown caused by the pandemic, including a significant decline in oil and gas prices. The Company probability-weighted three Moody’s macroeconomic scenarios in our allowance for credit loss analysis. The baseline forecast, which reflects a sharp recession in the first half of 2020 with relatively quick recovery in the second half of 2020, was weighted most heavily at 80%. The more severe downside scenarios S-3 (Moderate Recession) and S-4 (Protracted Slump) were weighted at 15% and 5%, respectively, to capture the risk a prolonged downturn might have to our markets, which is more heavily concentrated in tourism, oil and gas, lessors of real estate and certain areas of healthcare that may be more severely impacted by the widespread shutdown and market turmoil. These downside scenarios include double-dip recessions with a prolonged recovery, with the S-4 scenario having a more severe immediate impact and a longer, more gradual recovery compared to S-3. All three economic scenarios utilized were recessionary, with unemployment peaking in the second quarter of 2020; however, the downside scenarios increased severity and lengthened recovery to varying degrees. The degradation in economic conditions created the need for allowance builds across all portfolios in the first quarter of 2020. The increase in allowance for credit losses brings our coverage to total loans up to 2.21% at March 31, 2020, compared to 0.92% at December 31, 2019, and 0.97% at March 31, 2019.

The allowance for credit losses on the energy portfolio increased to $88.4 million, or 9.4% of that portfolio, compared to the January 1, 2020 allowance (representing the adoption of CECL) of $46.3 million, or 4.8%. The price war between Russia and the Organization of the Petroleum Exporting Companies ("OPEC") amid the decline in energy demand and excess inventory resulting from global travel restrictions and economic shutdown caused significant reduction in oil prices in the quarter. This resulted in sharply reduced investment in exploration and further stress on the portfolio. The increase in the energy allowance includes a $29 million increase in the reserve for individually evaluated impaired loans in our reserve-based lending portfolio, reflecting the lower oil prices and deeper discounts on collateral values resulting from additional liquidity stress in the industry. The allowance for credit losses on the commercial nonenergy portfolio increased to $291.3 million, or 1.88%, at March 31, 2020 compared to the January 1, 2020 allowance of $156.9 million, or 1.04%. The commercial nonenergy portfolio includes concentration in lessors of real estate to various impacted industries including hospitality and tourism which includes hotels, restaurants, and bars, certain nonessential healthcare, certain types of retail outlets, and other industries that have been significantly impacted by the widespread shutdown. Our residential mortgage reserve for credit loss increased to $48.2 million, or 1.63%, at March 31, 2020, compared to the January 1, 2020 allowance of $35.3 million, or 1.11%. Our allowance for credit losses on the consumer portfolio was $47.1 million, or 2.19%, at March 31, 2020, compared to the January 1, 2020 allowance of $35.5 million, or 1.64%.

The Company’s balance of criticized commercial loans totaled $530.3 million at March 31, 2020, down from $580.7 million at December 31, 2019. The decrease in commercial criticized loans includes $30.8 million attributable to the energy portfolio, due largely to charge-offs, and $19.6 million attributable to the commercial non energy portfolio. Criticized loans are defined as those having potential weaknesses that deserve management’s close attention (risk-rated as special mention, substandard and doubtful), including both accruing and nonaccruing loans. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process. In addition, the Company often looks at portfolios of loans to determine if there are areas of risk not specifically identified in its loan by loan approach. In alignment with regulatory guidance, we have been working with our customers to manage the effects of economic stress. We expect that further risk rating adjustments may be required in the future to account for prolonged stresses on individual accounts.

Net charge-offs were $43.8 million, or 0.83% of average total loans on an annualized basis in the first quarter of 2020, up from $9.5 million, or 0.18% of average total loans in the fourth quarter of 2019. Commercial net charge-offs totaled $39.5 million in the first quarter of 2020, up compared to $4.9 million in the fourth quarter of 2019. The increase in first quarter of 2020 charge-offs is largely due to net charge-offs in the upstream subsector of the energy portfolio totaling $35.9 million. Our residential mortgage portfolio had a minimal net recovery in the first quarter of 2020 compared a net charge-off of $0.1 million in the fourth quarter of 2019. Consumer net charge-offs were $4.3 million in the first quarter of 2020, down slightly compared to the prior quarter.

The following table sets forth activity in the allowance for credit losses for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2020	2019	2019
Provision and Allowance for Credit Losses
Allowance for loan losses:
Allowance for loan losses at beginning of period	$191,251	$195,572	$194,514
Loans charged-off:
Commercial non real estate	40,713	6,218	16,344
Commercial real estate - owner-occupied	514	-	—
Total commercial & industrial	41,227	6,218	16,344
Commercial real estate - income producing	830	22	10
Construction and land development	—	-	—
Total commercial	42,057	6,240	16,354
Residential mortgages	141	186	406
Consumer	5,540	5,286	4,231
Total charge-offs	47,738	11,712	20,991
Recoveries of loans previously charged-off:
Commercial non real estate	2,226	1,278	1,926
Commercial real estate - owner-occupied	81	22	17
Total commercial & industrial	2,307	1,300	1,943
Commercial real estate - income producing	7	51	2
Construction and land development	234	32	11
Total commercial	2,548	1,383	1,956
Residential mortgages	212	47	162
Consumer	1,214	779	1,004
Total recoveries	3,974	2,209	3,122
Total net charge-offs	43,764	9,503	17,869
Provision for loan losses	229,105	5,182	18,043
Cumulative effect of change in accounting principle (a)	49,411	—	—
Allowance for loan losses at end of period	$426,003	$191,251	$194,688
Reserve for Unfunded Lending Commitments:
Reserve for Unfunded Lending Commitments at beginning of period	$3,974	$—	$—
Cumulative effect of change in accounting principle (a)	27,330	—	—
Provision for losses on unfunded lending commitments	17,688	3,974	—
Reserve for unfunded lending commitments at end of period	$48,992	$3,974	$-
Total Allowance for Credit Losses	$474,995	$195,225	$194,688
Total Provision for Credit Losses	$246,793	$9,156	$18,043
Ratios:
Gross charge-offs to average loans	0.90%	0.22%	0.42%
Recoveries to average loans	0.08%	0.04%	0.06%
Net charge-offs to average loans	0.83%	0.18%	0.36%
Allowance for loan losses to period-end loans	1.98%	0.90%	0.97%

(a)	Represents the increase in the allowance upon the January 1, 2020 adoption of ASC 326, commonly referred to as Current Expected Credit Losses, or CECL.

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, troubled debt restructurings and foreclosed and surplus ORE and other foreclosed assets. Loans past due 90 days or more and still accruing are also disclosed.

	March 31,	December 31,
(in thousands)	2020	2019
Loans accounted for on a nonaccrual basis: (a)
Commercial non-real estate	$59,610	$49,628
Commercial non-real estate - restructured	115,556	129,050
Total commercial non-real estate	175,166	178,678
Commercial real estate - owner occupied	7,851	7,413
Commercial real estate - owner-occupied - restructured	292	295
Total commercial real estate - owner-occupied	8,143	7,708
Commercial real estate - income producing	5,557	2,489
Commercial real estate - income producing - restructured	102	105
Total commercial real estate - income producing	5,659	2,594
Construction and land development	4,273	1,051
Construction and land development - restructured	48	166
Total construction and land development	4,321	1,217
Residential mortgage	40,954	36,638
Residential mortgage - restructured	1,912	2,624
Total residential mortgage	42,866	39,262
Consumer	17,903	16,159
Consumer - restructured	—	215
Total consumer	17,903	16,374
Total nonaccrual loans	$254,058	$245,833
Restructured loans - still accruing:
Commercial non-real estate	$31,730	$59,136
Commercial real estate - owner occupied	-	-
Commercial real estate - income producing	367	373
Construction and land development	110	111
Residential mortgage	900	514
Consumer	1,144	1,131
Total restructured loans - still accruing	34,251	61,265
Total nonperforming loans	288,309	307,098
ORE and foreclosed assets	18,460	30,405
Total nonperforming assets (b)	$306,769	$337,503
Loans 90 days past due still accruing to loans (c)	$17,790	$6,582
Total restructured loans	$152,161	$193,720
Ratios:
Nonperforming assets to loans plus ORE and foreclosed assets	1.42%	1.59%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	139.17%	60.97%
Loans 90 days past due still accruing to loans	0.08%	0.03%

(a)

Nonaccrual loans do not include purchased credit impaired loans accounted for under ASC 310-10 that would have otherwise been considered nonperforming, totaling $17.5 million at December 31, 2019. Effective January 1, 2020 with the adoption of ASC 310-326, such metrics include both originated and acquired.

(b)	Includes total nonaccrual loans, total restructured loans - still accruing and ORE and foreclosed assets.
(c)

Accruing loans past due 90 days or more do not include purchased credit impaired loans accounted for under ASC 310-10 that would have otherwise been considered delinquent, totaling $8.5 million at December 31, 2019. Effective January 1, 2020 with the adoption of ASC 310-326, such metrics include both originated and acquired.

Nonperforming assets totaled $306.8 million at March 31, 2020, down $30.7 million from December 31, 2019, and $42.8 million from March 31, 2019. Nonperforming loans decreased approximately $18.8 million compared to December 31, 2019, due largely to partial charge-offs and a note sale, partially offset by new downgrades. Our nonperforming loans included $34.3 million of accruing restructured loans, most of which are energy credits. ORE and foreclosed assets declined to $18.5 million at March 31, 2020, from $30.4 million at December 31, 2019, due primarily to write-downs totaling $9.8 million of equity interest in two energy-related companies received in borrower bankruptcy restructurings on two energy credits. Nonperforming assets as a percent of total loans,

ORE and other foreclosed assets was 1.51% at March 31, 2020, down 11 bps from December 31, 2019 and 33 bps from March 31, 2019.

Short-Term Investments

Short-term liquidity assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors. Short-term liquidity investments, including interest-bearing bank deposits and federal funds sold, were $876.3 million at March 31, 2020. This represents an increase of $766.1 million from December 31, 2019 and $712.6 million from March 31, 2019. The increase from both the prior quarter and prior year is to provide additional liquidity in order to meet clients’ needs during the economic impact of the pandemic. Normally these balances will change on a daily basis depending upon movement in customer loan and deposit accounts. Average short-term investments of $206.9 million for the first quarter of 2020 were up $67.3 million compared to the fourth quarter of 2019, and down $9.3 million compared to the first quarter of 2019.

Deposits

Total deposits were $25.0 billion at March 31, 2020, up $1.2 billion, or 5%, from December 31, 2019, primarily due to a $913 million increase in brokered deposits and strong growth in noninterest-bearing deposits. Total deposits increased $1.6 billion, or 7%, from March 31, 2019, primarily due to strong growth in noninterest-bearing deposits and the impact of approximately $1.3 billion of deposits assumed from the MidSouth acquisition in third quarter of 2019. Average deposits for the first quarter of 2020 were $24.3 billion, up $478.9 million, or 2%, from the fourth quarter of 2019 and up $1.2 billion, or 5%, from the first quarter of 2019.

Noninterest-bearing demand deposits were $9.2 billion at March 31, 2020, up $429.0 million, or 5%, from December 31, 2019, and $1.0 billion, or 13%, from March 31, 2019. The linked-quarter increase was primarily due to strong growth in both consumer and business accounts. The year over year increase reflects the noninterest-bearing demand deposits assumed in the MidSouth acquisition as well as strong organic growth during the first quarter of 2020. Noninterest-bearing demand deposits comprised 37% of total deposits at March 31, 2020, 37% at December 31, 2019 and 35% at March 31, 2019.

Interest-bearing transaction and savings accounts of $8.9 billion at March 31, 2020 increased $86.1 million, or 1%, from December 31, 2019 and $707.0 million, or 9%, from March 31, 2019, with the year-over-year increase mainly attributable to deposits from the MidSouth acquisition.

Interest-bearing public fund deposits totaled $3.3 billion at March 31, 2020, down $113.0 million, or 3%, from December 31, 2019, and up $21.9 million, or 1%, from March 31, 2019. The decrease in public fund deposits is related to typical seasonality. Time deposits other than public funds totaled $3.6 billion at March 31, 2020, up $802.8 million, or 28%, from December 31, 2019, driven primarily by a $913 million increase in brokered certificates of deposit. Time deposits other than public funds were down $146.6 million, or 4%, from March 31, 2019, largely due to a decrease in brokered certificates of deposit.

Short-Term Borrowings

At March 31, 2020, short-term borrowings totaled $2.7 billion, down $41.6 million, or 2%, from December 31, 2019, with a decrease in FHLB borrowings of $175 partially offset by a $134.9 million increase in federal funds purchased. Short-term borrowings increased $1.3 billion, or 92%, from March 31, 2019, mainly due to increased FHLB borrowings and higher federal funds purchased.

Average short-term borrowings of $2.2 billion in the first quarter of 2020 were down $243.3 million, or 10%, compared to the fourth quarter of 2019, and up $465.3 million, or 27%, compared to the first quarter of 2019.

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

The contract amounts of these instruments reflect the Company's exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. At March 31, 2020, the Company has a reserve for unfunded lending commitments totaling $49.0 million.

The following table shows the commitments to extend credit and letters of credit at March 31, 2020 according to expiration date.

		Expiration Date
		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$7,591,029	$3,360,339	$1,853,853	$1,494,917	$881,920
Letters of credit	366,112	279,944	43,299	42,869	—
Total	$7,957,141	$3,640,283	$1,897,152	$1,537,786	$881,920

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

On January 1, 2020, the Company adopted Accounting Standards Codification (“ASC”) 326, “Financial Instruments – Credit Losses,” more commonly referred to as “CECL.” The provisions of this guidance required a material change to the manner in which the Company estimates and reports losses on financial instruments. Changes to the Company’s accountings policies related to CECL disclosed in Note 1 – Basis of Presentation – Critical Accounting Estimates, with further discussion of changes to significant accounting estimates noted below. There were no other material changes or developments during the reporting period with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2019.

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

Allowance for Credit Loss

The allowance for credit losses is established in accordance with the CECL standard which introduces several additional subjective inputs to the allowance estimation process. The standard requires that management incorporate an economic forecast for a reasonable and supportable period, which is two years based on our current policy. The Company utilizes third party forecasts that consist of multiple economic scenarios, including a baseline, with a probability distribution of 50% better or worse economic performance and various upside and downside scenarios utilized at an aggregated state (or regional) levels across our footprint or national level, depending on the portfolio. The economic forecasts are generally lagging and may not incorporate all events and circumstances through the financial statement date. The Company’s management considers available forecasts, current events not captured and our specific portfolio characteristics and applies weights to the scenario output based on a best estimate of likely of outcomes. During the first quarter of 2020, the United States and global financial markets experienced unprecedented volatility, with significant uncertainty surrounding the pandemic and the resulting widespread economic shutdown, as well as the failure of the Organization of the Petroleum Exporting Countries to reach an agreement on production curtailment in response to the pandemic. Rapidly changing economic conditions and resulting government response in the form of interest rate adjustments and several stimulus packages have introduced enhanced estimation uncertainty in the forecasts used to estimate expected credit loss. Our loss models were built using historical data that may not correlate to this unprecedented pandemic economic shutdown. The estimate of the life of a loan considers both contractual cash flows as well as estimated prepayments and forecasted draws on unfunded loan commitments that were also built on historical data that may react differently given the current environment. Such forecasted information is inherently uncertain, particularly in the volatile environment resulting from the pandemic. Forecast uncertainty includes the severity of the impact to local and global economic conditions as well as the timing of recovery, among other things. Therefore, actual result may differ significantly from management’s estimates.

The quantitative loss rate analysis is supplemented by a review of qualitative factors that considers whether conditions differ from those existing during the historical periods used in the development of the credit models. Such factors include, but are not limited to, problem loan trends, changes in loan profiles and volumes, changes in lending policies and procedures, current economic and business conditions, credit concentrations, model limitations and other factors not captured by our models. While quantitative data for these factors is used where available, there is a high level of judgment applied in these processes.

For credits that are individually evaluated, a specific allowance is calculated as the shortfall between the credit’s value and the bank’s exposure. The loan’s value is measured by either the loan’s observable market price, the fair value of the collateral of the loan (less liquidation costs) if it is collateral dependent, or by the present value of expected future cash flows discounted at the loan’s effective interest rate. Collateral on impaired loans includes, but is not limited to, commercial and residential real estate, oil and gas reserves, marine vessels, accounts receivable and other corporate assets. Values for impaired credits are highly subjective and based on information available at the time of valuation and the current resolution strategy. These values are difficult to assess and have heightened uncertainty resulting from the impact of the pandemic on market conditions. Actual results could differ from these estimates.

Management considers the appropriateness of these critical assumptions as part of its allowance review and believes the ACL level is appropriate based on information available through the financial statement date. Refer to Note 4 – Loans and Allowance for Credit Losses for further discussion of significant assumptions used in the current allowance calculation.

Goodwill Impairment Testing

Goodwill, which represents the excess of cost over the fair value of the net assets of an acquired business, is not amortized but is assessed for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment, referred to as a triggering event. Upon the occurrence of a triggering event, accounting guidance allows the Company to assess qualitative factors to determine whether it is more likely than not, or a greater than a 50% likelihood, that the fair value of the entity is less than its carrying amount, including goodwill. When it is more likely than not that an impairment has occurred, the Company is required to perform a quantitative analysis and, if necessary, adjust the carrying amount of goodwill and record a goodwill impairment loss. The Company has qualitatively assessed and concluded that there is not a greater than 50% likelihood that the fair value of the entity is less than the its carrying amount as of March 31, 2020, given the short duration of change in macroeconomic conditions and excess of value as of the latest annual test performed as of September 30, 2019. Management will continue to monitor and assess the impacts of the pandemic on the Company’s value and, should conditions be more severe and/or recovery extend for a longer period than currently anticipated, our assessment may change which could have an impact on future earnings.

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 15 to our Consolidated Financial Statements included elsewhere in this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s net income is materially dependent upon net interest income. The Company’s primary market risk is interest rate risk which stems from uncertainty with respect to absolute and relative levels of future market interest rates that affect financial products and services. In order to manage the exposures to interest rate risk, management measures the sensitivity of net interest income and cash flows under various market interest rate scenarios, establishes interest rate risk management policies and implements asset/liability management strategies designed to produce a relatively stable net interest margin under varying rate environments.

The following table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in rates at March 31, 2020. Shifts are measured in 100 basis point increments in a range from -500 to +500 basis points from base case, with +100 through +300 basis points presented in the table below. Our interest rate sensitivity modeling incorporates a number of assumptions including loan and deposit repricing characteristics, the rate of loan prepayments and other factors. The base scenario assumes that the current interest rate environment is held constant over a 24-month forecast period and is the scenario to which all others are compared in order to measure the change in net interest income. Policy limits on the change in net interest income under a variety of interest rate scenarios are approved by the Board of Directors. All policy scenarios assume a static volume forecast where the balance sheet is held constant, although other scenarios are modeled.

	Estimated Increase
	(Decrease) in NII
Change in Interest Rates	Year 1	Year 2
(basis points)
+100	2.70%	5.22%
+200	5.70%	10.37%
+300	8.42%	14.91%

The results indicate a general asset sensitivity across most scenarios driven primarily by repricing in variable rate loans and a funding mix which is composed of material volumes of non-interest bearing and lower rate sensitive deposits. When deemed to be prudent, management has taken actions to mitigate exposure to interest rate risk with on- or off-balance sheet financial instruments and intends to do so in the future. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes.

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

In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. At March 31, 2020, approximately 32% of our loan portfolio consisted of variable rate loans tied to LIBOR, along with related derivatives and other financial instruments. During the third quarter of 2019, the Company began transition activities by modifying documents to include pre-cessation fallback trigger language in all new and renewed loan and derivative transactions that reference LIBOR. Our Libor transition team is continuing to monitor developments and is taking steps to ensure readiness when the LIBOR benchmark rate is discontinued.

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective.

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. Consideration by management was given to operational changes that were made in response to the COVID-19 pandemic.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company, including subsidiaries, is party to various legal proceedings arising in the ordinary course of business. We do not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on our consolidated financial position or liquidity.

Item 1A. Risk Factors

The Company disclosed risk factors in its Annual Report on Form 10-K for the year ended December 31, 2019. The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered to not be material also may materially adversely affect our business, financial condition, and/or operating results. The following risk factors have been included in this Quarterly Report on Form 10-Q in response to the global market disruptions that have resulted from the COVID-19 pandemic.

The COVID-19 pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic is creating extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2019 could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk and human capital as described in more detail below.

Credit Risk. Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrowers’ business. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment like now, our customers are more dependent on our credit commitments and increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we are participating in the Paycheck Protection Program (“PPP”) under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that would limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, we are at the heightened risk of holding these loans at unfavorable interest rates as compared to the loans to customers that we would have otherwise extended credit.

Strategic Risk. Our financial condition and results of operations may be affected by a variety of external factors that may affect the price or marketability of our products and services, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various response of governmental and nongovernmental authorities. In recent weeks, the COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to severe disruption and volatility in the global capital markets. Furthermore, many of the governmental actions in response to the pandemic have been directed toward curtailing household and business activity to contain COVID-19. These actions have been rapidly changing. For example, in many of our markets, local governments have acted to temporarily close or restrict the operations of most businesses. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide, including a decline in loan originations.

Operational Risk. Current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified our business practices with a portion of our employees working remotely from their homes to have our operations uninterrupted as much as possible. Further, technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

Moreover, we rely on many third parties in our business operations, including the appraiser of the real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In light of the developing measures responding to the pandemic, many of these entities may limit the availability and access of their services. For example, loan origination could be delayed due to the limited availability of real estate appraisers for the collateral. Loan closings could be delayed related to reductions in available staff in recording offices or the closing of courthouses in certain counties or parishes, which slows the process for title work, mortgage and UCC filings in those counties or parishes. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.

Interest Rate Risk. Our net interest income, lending activities, deposits and profitability are and are likely to continue to be negatively affected by volatility in interest rates caused by uncertainties stemming from COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent, citing concerns about the impact of COVID-19 on markets and stress in the energy sector. A prolonged period of extremely volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies. Higher income volatility from changes in interest rates and spreads to benchmark indices will likely cause a loss of future net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates will impact both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition.

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of COVID-19’s effects on our business, operations, or the global economy as a whole. Any future development will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third party providers’ ability to support our operation, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

We are subject to lending concentration risk.

Our loan portfolio contains several industry and collateral concentrations including, but not limited to, commercial and residential real estate, energy, healthcare and hospitality. Due to the exposure in these concentrations, disruptions in markets, economic conditions, including those resulting from the global response to COVID-19, changes in laws or regulations or other events could cause a significant impact on the ability of borrowers to repay and may have a material adverse effect on our business, financial condition and results of operations.

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

At March 31, 2020, energy or energy-related loans comprised approximately 4.4% of our loan portfolio. Weakness in the oil and gas sector continues to impact many energy-related entities’ profitability, liquidity and/or enterprise value. Global markets for oil and gas have and may continue to be impacted by the coronavirus pandemic and/or other events beyond our control. Further volatility in commodity prices could have a negative impact on the U.S. economy and, in particular, the economies of energy-dominant states such as Texas and Louisiana, two of our core markets. Such circumstances could have a material adverse effect on the performance of energy-related businesses and other commercial segments in these markets, and, in turn, on our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total number of shares or units purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under such plans or programs
January 1, 2020 - January 31, 2020	315,851	$40.26	315,851	1,572,279
February 1 - February 29, 2020	—	—	—	1,572,279
March 1 - March 31, 2020	1,001,472	$34.07	1,001,472	570,807
	1,317,323	$35.56	1,317,323

Item 6.  Exhibits

(a)  Exhibits:

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Incorporation of Hancock Whitney Corporation		8-K	3.1	5/1/2020
3.2	Second Amended and Restated Bylaws of Hancock Whitney Corporation		8-K	3.2	5/1/2020
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	Inline XBRL Interactive Data	X
104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL	X

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

May 6, 2020