Form 10-Q
period 2020-06-30
HANCOCK WHITNEY CORP
filed 2020-08-04
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

86,352,402 common shares were outstanding at July 31, 2020.

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

SBA – Small Business Administration

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

TDR – troubled debt restructuring

TSR – total shareholder return

U.S. Treasury – The United States Department of the Treasury

Part I. Financial Information

Item 1. Financial Statements

Hancock Whitney Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except per share data)	2020	2019
ASSETS
Cash and due from banks	$535,234	$432,104
Interest-bearing bank deposits	759,747	109,961
Federal funds sold	447	268
Securities available for sale, at fair value (amortized cost of $4,698,304 and $4,637,610)	4,932,142	4,675,304
Securities held to maturity (fair value of $1,553,593 and $1,611,004)	1,449,661	1,568,009
Loans held for sale	364,416	55,864
Loans	22,628,377	21,212,755
Less: allowance for loan losses	(442,638)	(191,251)
Loans, net	22,185,739	21,021,504
Property and equipment, net of accumulated depreciation of $259,784 and $249,527	380,119	380,209
Right of use assets, net of accumulated amortization of $17,649 and $12,194	115,130	110,023
Prepaid expenses	43,634	40,178
Other real estate and foreclosed assets, net	18,724	30,405
Accrued interest receivable	122,605	92,037
Goodwill	855,453	855,453
Other intangible assets, net	96,293	106,807
Life insurance contracts	609,759	608,063
Funded pension assets, net	186,915	185,791
Other assets	559,382	328,777
Total assets	$33,215,400	$30,600,757
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$11,759,085	$8,775,632
Interest-bearing	15,563,183	15,027,943
Total deposits	27,322,268	23,803,575
Short-term borrowings	1,754,875	2,714,872
Long-term debt	386,269	233,462
Accrued interest payable	10,512	10,200
Lease liabilities	133,403	127,703
Deferred tax liability, net	27,095	37,721
Other liabilities	264,821	205,539
Total liabilities	29,899,243	27,133,072
Stockholders' equity:
Common stock	309,513	309,513
Capital surplus	1,747,640	1,736,664
Retained earnings	1,156,278	1,476,232
Accumulated other comprehensive income (loss), net	102,726	(54,724)
Total stockholders' equity	3,316,157	3,467,685
Total liabilities and stockholders' equity	$33,215,400	$30,600,757
Preferred shares authorized (par value of $20.00 per share)	50,000	50,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	92,947	92,947
Common shares outstanding	86,342	87,515

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Interest income:
Loans, including fees	$228,917	$243,233	$467,640	$481,515
Loans held for sale	650	344	1,271	597
Securities-taxable	31,702	30,244	64,309	61,383
Securities-tax exempt	4,854	5,211	9,798	10,657
Short-term investments	219	1,346	667	2,509
Total interest income	266,342	280,378	543,685	556,661
Interest expense:
Deposits	22,629	49,843	61,566	95,981
Short-term borrowings	2,253	7,847	6,715	15,929
Long-term debt	3,594	2,820	6,350	5,629
Total interest expense	28,476	60,510	74,631	117,539
Net interest income	237,866	219,868	469,054	439,122
Provision for credit losses	306,898	8,088	553,691	26,131
Net interest income (loss) after provision for credit losses	(69,032)	211,780	(84,637)	412,991
Noninterest income:
Service charges on deposit accounts	15,518	20,723	38,355	41,090
Trust fees	14,160	15,904	28,966	31,028
Bank card and ATM fees	15,957	16,619	33,319	31,909
Investment and annuity fees and insurance commissions	5,366	6,591	12,516	13,119
Secondary mortgage market operations	9,808	4,433	15,861	8,159
Other income	13,134	14,980	29,313	24,448
Total noninterest income	73,943	79,250	158,330	149,753
Noninterest expense:
Compensation expense	98,756	87,747	189,827	171,715
Employee benefits	21,653	18,888	44,131	38,618
Personnel expense	120,409	106,635	233,958	210,333
Net occupancy expense	13,559	12,961	26,081	24,945
Equipment expense	4,752	4,342	9,369	9,021
Data processing expense	21,250	20,088	43,297	39,419
Professional services expense	10,985	9,665	20,726	17,833
Amortization of intangible assets	5,169	5,047	10,514	10,185
Deposit insurance and regulatory fees	5,116	4,755	10,931	10,161
Other real estate and foreclosed asset (income) expense	(460)	395	9,670	(596)
Other expense	15,759	19,679	35,328	37,966
Total noninterest expense	196,539	183,567	399,874	359,267
Income (loss) before income taxes	(191,628)	107,463	(326,181)	203,477
Income taxes expense (benefit)	(74,556)	19,186	(98,076)	36,036
Net income (loss)	$(117,072)	$88,277	$(228,105)	$167,441
Earnings (loss) per common share-basic	$(1.36)	$1.01	$(2.64)	$1.92
Earnings (loss) per common share-diluted	$(1.36)	$1.01	$(2.64)	$1.92
Dividends paid per share	$0.27	$0.27	$0.54	$0.54
Weighted average shares outstanding-basic	86,301	85,728	86,744	85,708
Weighted average shares outstanding-diluted	86,301	85,835	86,744	85,810

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Net income (loss)	$(117,072)	$88,277	$(228,105)	$167,441
Other comprehensive income before income taxes:
Net change in unrealized gain or loss on securities available for sale and cash flow hedges	51,532	69,225	216,829	126,468
Reclassification of net gain or loss realized and included in earnings	(2,885)	3,984	(2,517)	8,203
Valuation adjustments to employee benefit plan	(10,251)	—	(10,251)	—
Amortization of unrealized net loss or gain on securities transferred to held to maturity	(94)	890	(289)	1,481
Other comprehensive income before income taxes	38,302	74,099	203,772	136,152
Income tax expense	8,842	16,793	46,322	30,646
Other comprehensive income net of income taxes	29,460	57,306	157,450	105,506
Comprehensive income (loss)	$(87,612)	$145,583	$(70,655)	$272,947

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended June 30, 2020 and 2019					Accumulated
	Common Stock				Other
(in thousands, except per share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Income (Loss), Net	Total
Balance, March 31, 2020	92,947	$309,513	$1,741,156	$1,297,129	$73,266	$3,421,064
Net loss	—	—	—	(117,072)	—	(117,072)
Other comprehensive income	—	—	—	—	29,460	29,460
Comprehensive loss	—	—	—	(117,072)	29,460	(87,612)
Cash dividends declared ($0.27 per common share)	—	—	—	(23,789)	—	(23,789)
Common stock activity, long-term incentive plan	—	—	5,450	10	—	5,460
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	1,034	—	—	1,034
Balance, June 30, 2020	92,947	$309,513	$1,747,640	$1,156,278	$102,726	$3,316,157
Balance, March 31, 2019	87,903	$292,716	$1,731,148	$1,299,220	$(132,509)	$3,190,575
Net income	—	—	—	88,277	—	88,277
Other comprehensive income	—	—	—	—	57,306	57,306
Comprehensive income	—	—	—	88,277	57,306	145,583
Cash dividends declared ($0.27 per common share)	—	—	—	(23,593)	—	(23,593)
Common stock activity, long-term incentive plan	—	—	5,420	6	—	5,426
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	924	—	—	924
Balance, June 30, 2019	87,903	$292,716	$1,737,492	$1,363,910	$(75,203)	$3,318,915
Six Months Ended June 30, 2020 and 2019					Accumulated
	Common Stock				Other
(in thousands, except per share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Income (Loss), Net	Total
Balance, December 31, 2019	92,947	$309,513	$1,736,664	$1,476,232	$(54,724)	$3,467,685
Net loss	—	—	—	(228,105)	—	(228,105)
Other comprehensive income	—	—	—	—	157,450	157,450
Comprehensive loss	—	—	—	(228,105)	157,450	(70,655)
Cumulative effect of change in accounting principle	—	—	—	(44,087)	—	(44,087)
Cash dividends declared ($0.54 per common share)	—	—	—	(47,817)	—	(47,817)
Common stock activity, long-term incentive plan	—	—	9,564	55	—	9,619
Net settlement of accelerated share repurchase agreement (1,001,472 shares)	—	—	12,110	—	—	12,110
Repurchase of common stock	—	—	(12,716)	—	—	(12,716)
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	2,018	—	—	2,018
Balance, June 30, 2020	92,947	$309,513	$1,747,640	$1,156,278	$102,726	$3,316,157
Balance, December 31, 2018	87,903	$292,716	$1,725,741	$1,243,592	$(180,709)	$3,081,340
Net income	—	—	—	167,441	—	167,441
Other comprehensive income	—	—	—	—	105,506	105,506
Comprehensive income	—	—	—	167,441	105,506	272,947
Cash dividends declared ($0.54 per common share)	—	—	—	(47,174)	—	(47,174)
Common stock activity, long-term incentive plan	—	—	9,948	51	—	9,999
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	1,803	—	—	1,803
Balance, June 30, 2019	87,903	$292,716	$1,737,492	$1,363,910	$(75,203)	$3,318,915

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(228,105)	$167,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,420	15,169
Provision for credit losses	553,691	26,131
(Gain) loss on other real estate and foreclosed assets	9,790	(1,093)
Gain on sale of securities	(112)	—
Deferred tax expense (benefit)	(48,786)	24,573
Increase in cash surrender value of life insurance contracts	(4,235)	(6,896)
(Gain) Loss on disposal of other assets	19	(81)
Net (increase) decrease in loans held for sale	(53,176)	(7,998)
Net amortization of securities premium/discount	19,208	14,628
Amortization of intangible assets	10,514	10,185
Stock-based compensation expense	11,086	10,368
Net change in liability from variation margin collateral	(113,616)	(18,918)
Contribution to pension plan	—	(100,000)
Decrease in interest payable and other liabilities	(4,493)	(1,907)
Increase in other assets	(86,813)	(183)
Other, net	(13,512)	(2,613)
Net cash provided by operating activities	66,880	128,806
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available for sale securities	124,122	—
Proceeds from maturities of securities available for sale	385,125	125,154
Purchases of securities available for sale	(582,655)	(133,992)
Proceeds from maturities of securities held to maturity	124,037	191,553
Purchases of securities held to maturity	(12,359)	(154,498)
Net increase in short-term investments	(649,965)	(39,968)
Proceeds from sales of loans and leases	22,221	100,751
Net increase in loans	(2,029,351)	(278,834)
Purchase of life insurance contracts	—	(32,788)
Purchases of property and equipment	(19,607)	(22,718)
Proceeds from sale of property and equipment	—	202
Proceeds from sales of other real estate	7,678	6,134
Final cash settlement for acquisition of business	—	(1,112)
Other, net	(10,361)	(10,887)
Net cash used in investing activities	(2,641,115)	(251,003)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	3,518,693	85,857
Net increase (decrease) in short-term borrowings	(959,997)	52,470
Proceeds from the issuance of long-term debt, net of issuance costs	166,812	11,649
Repayments of long-term debt	(153)	(151)
Dividends paid	(47,817)	(47,174)
Payroll tax remitted on net share settlement of equity awards	(1,585)	(845)
Proceeds from exercise of stock options	—	368
Proceeds from dividend reinvestment and stock purchase plans	2,018	1,803
Settlement of forward contract portion of accelerated share repurchase	12,110	—
Repurchase of shares	(12,716)	—
Net cash provided by financing activities	2,677,365	103,977
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	103,130	(18,220)
CASH AND DUE FROM BANKS, BEGINNING	432,104	383,372
CASH AND DUE FROM BANKS, ENDING	$535,234	$365,152
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$5,459	$6,070

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

Critical Accounting Policies and Estimates

On January 1, 2020, the Company adopted Accounting Standards Codification (“ASC”) 326, “Financial Instruments – Credit Losses,” more commonly referred to as CECL, on a modified retrospective basis. The provisions of this guidance require a material change to the manner in which the Company estimates and reports losses on financial instruments, including loans and unfunded lending commitments, select securities and other assets carried at amortized cost. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.  Changes to the Company’s accounting policies related to CECL are described below. Further, the Company performed an interim test of goodwill impairment using a quantitative assessment, as described below. There were no other material changes or developments during the reporting period with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2019. Refer to Note 16 – Recent Accounting Pronouncements for a discussion of accounting standards adopted during the six months ended June 30, 2020 and the impact to the Company’s financial statements.

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

For the collectively evaluated portfolios, the Company utilizes internally developed credit models and third party economic forecasts for the calculation of expected credit loss over the reasonable and supportable forecast period for the majority of the portfolio and other methods, generally historical loss based, for select portfolios. The Company calculates collective allowance for a two-year reasonable and supportable forecast period utilizing probability weighted multiple macroeconomic scenarios, and then reverts on a linear basis over four quarters to an average historical loss rate for the remaining life. The credit models consist primarily of multivariate regression and autoregressive models that correlate our historical net charge-off rates to select macroeconomic variables at a collective level. Forward-looking macroeconomic forecasts are applied as inputs to the regression equations to estimate quarterly collective net charge-off rates over the reasonable and supportable period. The net charge-off rates from the credit models for the reasonable and supportable period, the linear reversion rates, and the average loss rates for the post reasonable and supportable periods are applied to forecasted balance runoff for the estimated remaining term. The balance runoff incorporates prepayment assumptions developed from historical experience that are applied to the multiple macroeconomic forecasts. Forecasted net charge-off rates are also applied to forecasted draws and subsequent runoff of unfunded commitments in the calculation of the reserve for unfunded lending commitments. Qualitative adjustments to the output of quantitative calculations are made when management deems it necessary to reflect differences in current and forecasted conditions as compared to those during the historical loss period used in model development. Conditions to be considered include, but are not limited to, problem loan trends, current business and economic conditions, credit concentrations, lending policies and procedures, lending staff, collateral values, loan profiles and volumes, loan review quality, changes in competition and regulations, and other adjustments for model limitations or other variables not specifically captured.

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

Acquired Loans and Other Financial Assets

Acquired loans and other financial assets within the scope of CECL are segregated between those purchased with credit deterioration (“PCD”) and those that are not (“non PCD”). Assets considered PCD include those individual financial assets (or groups of financial assets with similar risk characteristics) that as of the date of acquisition are assessed as having experienced a more-than-insignificant deterioration in credit quality since origination. The assessment of what is more-than-insignificant credit deterioration since origination considers information including, but not limited to, financial assets that are delinquent, on nonaccrual and/or otherwise adversely risk rated as of the acquisition date, those that have been downgraded since origination, and those for which, after origination, credit spreads have widened beyond the threshold specified in policy. The Company bifurcates the fair value discount between the credit and noncredit components and records an allowance for credit losses for PCD assets by adding the credit portion of the fair value discount to the initial amortized cost basis and increasing the allowance for credit losses at the date of acquisition. Any noncredit discount or premium resulting from acquiring assets with credit deterioration is allocated to each individual asset. All non PCD financial assets acquired are recorded at the estimated fair value of the asset at acquisition, with the estimated allowance for credit loss recorded as a provision for credit losses through earnings in the period in which the acquisition has occurred. The noncredit discount or premium for PCD assets and full discount for non PCD assets will be accreted to interest income using the interest method based on the effective interest rate at the acquisition date.

Under the transition provisions for application of CECL, the Company has classified all purchased credit impaired loans (“PCI”) previously accounted for under Financial Accounting Standard Subtopic 310-30 to be classified as PCD, without reassessing whether the financial assets meet the criteria of PCD as of the date of adoption. The application of these provisions resulted in an adjustment to the amortized cost basis of the financial asset to reflect the addition of the allowance for credit losses at the date of adoption. The Company elected not to maintain pools of loans accounted for under Subtopic 310-30 at adoption. The Company was also not required to reassess whether modifications to individual acquired financial assets accounted for in pools were troubled debt restructurings as of the date of adoption. The noncredit discount, after the adjustment for the allowance for credit losses, will be accreted to interest income using the interest method based on the effective interest rate determined after the adjustment for credit losses at the adoption date.

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

The Company reassesses the potential for credit losses at each reporting period and records subsequent changes in the allowance for credit losses on securities with a corresponding adjustment recorded in the provision for credit loss expense. If the Company intends to sell the debt security, or more likely than not will be required to sell the security before recovery of its amortized cost basis, the security is charged down to fair value against the allowance for credit losses, with any incremental impairment reported in earnings.

Critical Accounting Estimates

Goodwill Impairment Testing

Goodwill, which represents the excess of cost over the fair value of the net assets of an acquired business, is not amortized but is assessed for impairment on an annual basis, or more often if events or circumstances indicate that it is more likely than not that a goodwill impairment exists. The impairment test compares the estimated fair value of a reporting unit with its net book value. If the unit’s fair value is less than its carrying value, an impairment is recognized.

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

During the second quarter of 2020, the Company assessed the indicators of goodwill impairment and noted certain events that indicated it was more likely than not that there was potential for goodwill impairment, necessitating an interim test of impairment. Triggering events stemming from and in response to the COVID-19 pandemic include continued economic disruption, operating losses driven by a higher provision for credit losses and a lower interest rate environment, and a sustained decrease in the Company’s share price. As such, the Company performed a quantitative assessment of goodwill impairment as of June 30, 2020, which included determining the estimated fair value of the reporting unit and comparing that fair value to the reporting unit's carrying amount. The results of the test indicated that the estimated fair value of the reporting unit exceeded its carrying amount at June 30, 2020; therefore, goodwill was not impaired as of the testing date.

The Company used multiple approaches to measure its fair value at June 30, 2020. The primary approaches included an income approach using the discounted net present value of estimated future cash flows and a market approach using transaction or price-to-forward earnings multiples methodology using the actual price paid in recent acquisition transactions for similar entities, discounted for the current recessionary environment. The results from each of the primary approaches showed valuation of the reporting unit in excess of net book value at June 30, 2020, with the income approach resulting in a fair market value approximately 6% higher than net book value and the market approach resulting in a fair market value approximately 17% higher than net book value. Other supplementary valuation methodologies were performed to benchmark results, none of which resulted in impairment

Each of the valuation techniques employed by the Company requires significant assumptions. Depending upon the specific approach, assumptions are made regarding the economic environment, expected net interest margins, growth rates, discount rates for cash flows, asset quality metrics, control premiums, and price-to-forward earnings multiples. Changes to any one of these assumptions could result in significantly different results. A significant decline in the Company’s expected future cash flows or estimated growth rates, or a prolonged decline in the price of the Company’s common stock due to further deterioration in the economic environment, may necessitate additional interim testing, which could result in an impairment charge to goodwill in future reporting periods.

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

Goodwill Resulting from Business Combinations

Goodwill represents the excess of the consideration transferred over the fair value of the net assets acquired. It is comprised of estimated future economic benefits arising from the transaction that cannot be individually identified or do not qualify for separate recognition. These benefits include expanded presence in existing markets and entry into new markets, and expected earnings streams and operational efficiencies that the Company believes will result from this business combination. The following table presents the change in the Company’s goodwill during the year ended December 31, 2019. No measurement period adjustments were recorded during the six months ended June 30, 2020.

(in thousands)
Goodwill balance at December 31, 2018	$790,972
Final settlement of cash consideration - acquisition of trust and asset management business	1,112
Initial goodwill recorded in the acquisition of MidSouth Bancorp, Inc.	69,207
Measurement period adjustments - acquisition of MidSouth Bancorp, Inc.	(5,838)
Goodwill balance at December 31, 2019	$855,453
Goodwill balance at June 30, 2020	$855,453

3.  Securities

The following tables set forth the amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities classified as available for sale and held to maturity at June 30, 2020 and December 31, 2019. Amortized cost of securities does not include accrued interest which is reflected in the accrued interest line item on the Consolidated Balance Sheets totaling $23.5 million and $23.9 million at June 30, 2020 and December 31, 2019, respectively.

	June 30, 2020				December 31, 2019
		Gross	Gross		Gross	Gross
Securities Available for Sale	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$142,265	$6,351	$—	$148,616	$98,320	$652	$300	$98,672
Municipal obligations	239,922	14,764	—	254,686	242,016	7,789	—	249,805
Residential mortgage-backed securities	2,007,247	70,089	13	2,077,323	1,910,909	20,268	7,020	1,924,157
Commercial mortgage-backed securities	1,726,091	132,398	—	1,858,489	1,570,765	19,880	4,178	1,586,467
Collateralized mortgage obligations	574,779	10,158	115	584,822	807,600	3,757	3,142	808,215
Corporate debt securities	8,000	225	19	8,206	8,000	21	33	7,988
	$4,698,304	$233,985	$147	$4,932,142	$4,637,610	$52,367	$14,673	$4,675,304

	June 30, 2020				December 31, 2019
		Gross	Gross		Gross	Gross
Securities Held to Maturity	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$—	$—	$—	$—	$50,000	$3	$—	$50,003
Municipal obligations	624,717	43,718	16	668,419	641,019	27,146	69	668,096
Residential mortgage-backed securities	26,138	1,412	—	27,550	29,687	883	—	30,570
Commercial mortgage-backed securities	550,715	53,136	—	603,851	539,371	12,474	581	551,264
Collateralized mortgage obligations	248,091	5,682	—	253,773	307,932	3,597	458	311,071
	$1,449,661	$103,948	$16	$1,553,593	$1,568,009	$44,103	$1,108	$1,611,004

The following tables present the amortized cost and estimated fair value of debt securities available for sale and held to maturity at June 30, 2020 by contractual maturity.  Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateralized mortgage obligations.

Debt Securities Available for Sale	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$16,304	$16,436
Due after one year through five years	179,035	191,064
Due after five years through ten years	1,874,212	2,006,374
Due after ten years	2,628,753	2,718,268
Total available for sale debt securities	$4,698,304	$4,932,142

Debt Securities Held to Maturity	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$2,199	$2,191
Due after one year through five years	189,341	201,759
Due after five years through ten years	622,579	683,858
Due after ten years	635,542	665,785
Total held to maturity securities	$1,449,661	$1,553,593

The Company held no securities classified as trading at June 30, 2020 and December 31, 2019.

During the six months ended June 30, 2020, proceeds from the sales of securities totaled $124.1 million, with gross gains of $1.1 million and gross losses of $1.0 million. There were no sales of securities during the six months ended June 30, 2019.

Securities with carrying values totaling $3.3 billion at both June 30, 2020 and December 31, 2019 were pledged as collateral,

primarily to secure public deposits or securities sold under agreements to repurchase.

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

Effective January 1, 2020, in conjunction with the adoption of CECL, and again at June 30, 2020, the Company evaluated credit impairment for individual securities available for sale whose fair value was below amortized cost with a more than inconsequential risk of default and where the Company had assessed the decline in fair value significant enough to suggest a credit event occurred. There were no securities that met the criteria of a credit loss event and therefore, no allowance for credit loss was recorded for either period. The fair value and gross unrealized losses for securities classified as available for sale with unrealized losses for the periods indicated follow.

Available for Sale
June 30, 2020	Losses < 12 months		Losses 12 months or >		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$—	$—	$—	$—	$—	$—
Municipal obligations	—	—	—	—	—	—
Residential mortgage-backed securities	2,096	10	542	3	2,638	13
Commercial mortgage-backed securities	—	—	—	—	—	—
Collateralized mortgage obligations	47,153	115	—	—	47,153	115
Corporate debt securities	781	19	—	—	781	19
	$50,030	$144	$542	$3	$50,572	$147

Available for Sale
December 31, 2019	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$28,235	300	$—	$—	$28,235	$300
Municipal obligations	—	—	—	—	—	—
Residential mortgage-backed securities	420,066	5,042	399,787	1,978	819,853	7,020
Commercial mortgage-backed securities	458,855	3,971	14,896	207	473,751	4,178
Collateralized mortgage obligations	89,689	1,315	184,389	1,827	274,078	3,142
Corporate debt securities	1,467	33	—	—	1,467	33
	$998,312	$10,661	$599,072	$4,012	$1,597,384	$14,673

Effective January 1, 2020 and in conjunction with the adoption of CECL, and again as of June 30, 2020, the Company evaluated its municipal obligation portfolio for credit loss using probability of default and loss given default models. The models were run using a long-term average probability of default migration and with a probability weighting of Moody’s economic forecasts. The economic forecasts were largely weighted to a baseline scenario with some weight given to other scenarios. The June 30, 2020 forecast was further stressed by running a more severe probability of default migration. The resulting credit loss was negligible for both periods and no allowance for credit loss was recorded. The fair value and gross unrealized losses for securities classified as held to maturity with unrealized losses for the periods indicated follow.

Held to maturity
June 30, 2020	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	$—	$—	$—	$—	$—
Municipal obligations	—	—	2,893	16	2,893	16
Residential mortgage-backed securities	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—
Collateralized mortgage obligations	—	—	—	—	—	—
	$—	$—	$2,893	$16	$2,893	$16

Held to maturity
December 31, 2019	Losses < 12 months		Losses 12 months or >		Total
		Gross	Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	$—	$—	$—	$—	$—
Municipal obligations	4,735	38	3,143	31	7,878	69
Residential mortgage-backed securities	—	—	—	—	—	—
Commercial mortgage-backed securities	28,426	581	—	—	28,426	581
Collateralized mortgage obligations	—	—	49,110	458	49,110	458
	$33,161	$619	$52,253	$489	$85,414	$1,108

Unrealized losses in both portfolios relate primarily to changes in interest rates on fixed rate debt securities since the respective purchase dates. In all cases, the indicated impairment on these debt securities would be recovered no later than the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. None of the unrealized losses relate to the marketability of the securities or the issuers’ abilities to meet contractual obligations. The Company had adequate liquidity as of June 30, 2020 and December 31, 2019 and did not intend to nor believe that it would be required to sell these securities before recovery of the indicated impairment. The unrealized losses on these securities were determined to be non-credit related as of December 31, 2019 and as noted above, no allowance for credit losses was recorded as of January 1, 2020 or June 30, 2020.

4.  Loans and Allowance for Credit Losses

The Company generally makes loans in its market areas of south Mississippi; southern and central Alabama; northwest, central and south Louisiana; the northern, central, and panhandle regions of Florida; certain areas of east and northeast Texas, including Houston, Beaumont and Dallas; and Nashville, Tennessee. Loans, net of unearned income, by portfolio are presented at amortized cost basis in the table below. Amortized cost does not include accrued interest, which is reflected in the accrued interest line item in the Consolidated Balance Sheets, totaling $94.6 million and $67.7 million at June 30, 2020 and December 31, 2019, respectively.

	June 30,	December 31,
(in thousands)	2020	2019
Commercial non-real estate	$10,465,280	$9,166,947
Commercial real estate - owner occupied	2,762,259	2,738,460
Total commercial and industrial	13,227,539	11,905,407
Commercial real estate - income producing	3,350,299	2,994,448
Construction and land development	1,128,959	1,157,451
Residential mortgages	2,877,316	2,990,631
Consumer	2,044,264	2,164,818
Total loans	$22,628,377	$21,212,755

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

Commercial non-real estate loans also include loans made under the Small Business Administration’s (SBA) Paycheck Protection Program (PPP). PPP loans are guaranteed by the SBA and are forgivable to the debtor upon satisfaction of certain criteria. The loans bear interest at 1% per annum and have two or five year terms, depending on the date of origination. These loans also earn an origination fee of 1% to 5%, depending on the loan size, that is deferred and amortized over the estimated life of the loan using the effective yield method.

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

Allowance for Credit Losses

The following tables show activity in the allowance for credit losses by portfolio class for the six months ended June 30, 2020 and 2019, as well as the corresponding recorded investment in loans at the end of each period. Effective January 1, 2020, the Company adopted the provisions of ASC 326 (CECL) using a modified retrospective basis. The difference between the December 31, 2019 incurred allowance and the CECL allowance is reflected as a cumulative effect of change in accounting principle in the table below. For further discussion of the day one impact of the CECL adoption, refer to Note 16 – Recent Accounting Pronouncements.

		Commercial	Total	Commercial
	Commercial	real estate-	commercial	real estate-	Construction
	non-real	owner	and	income	and land	Residential
(in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total
	Six Months Ended June 30, 2020
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$106,432	$10,977	$117,409	$20,869	$9,350	$20,331	$23,292	$191,251
Cumulative effect of change in accounting principle	(244)	14,877	14,633	7,287	7,478	12,921	7,092	49,411
Charge-offs	(339,566)	(1,706)	$(341,272)	(1,501)	(5)	(141)	(10,736)	(353,655)
Recoveries	3,299	107	$3,406	46	451	761	2,543	7,207
Net provision for loan losses	375,050	37,211	$412,261	71,210	13,965	23,479	27,509	548,424
Ending balance - allowance for loan losses	$144,971	$61,466	$206,437	$97,911	$31,239	$57,351	$49,700	$442,638
Reserve for unfunded lending commitments:
Beginning balance	$3,974	$—	$3,974	$—	$—	$—	$—	$3,974
Cumulative effect of change in accounting principle	5,772	288	6,060	449	15,658	17	5,146	27,330
Provision for losses on unfunded commitments	(2,900)	427	(2,473)	649	10,455	5	(3,369)	5,267
Ending balance - reserve for unfunded lending commitments	6,846	715	7,561	1,098	26,113	22	1,777	36,571
Total allowance for credit losses	$151,817	$62,181	$213,998	$99,009	$57,352	$57,373	$51,477	$479,209

Allowance for loan losses:
Individually evaluated	$12,619	$1,237	$13,856	$457	$55	$477	$377	$15,222
Collectively evaluated	132,352	60,229	192,581	97,454	31,184	56,874	49,323	427,416
Allowance for loan losses	$144,971	$61,466	$206,437	$97,911	$31,239	$57,351	$49,700	$442,638
Reserve for unfunded lending commitments:
Individually evaluated	$751	$—	$751	$—	$—	$—	$—	$751
Collectively evaluated	6,095	715	6,810	1,098	26,113	22	1,777	35,820
Reserve for unfunded lending commitments:	$6,846	$715	$7,561	$1,098	$26,113	$22	$1,777	$36,571
Total allowance for credit losses	$151,817	$62,181	$213,998	$99,009	$57,352	$57,373	$51,477	$479,209
Loans:
Individually evaluated	$89,314	$9,982	$99,296	$6,222	$1,007	$5,710	$3,970	$116,205
Collectively evaluated	10,375,966	2,752,277	13,128,243	3,344,077	1,127,952	2,871,606	2,040,294	22,512,172
Total loans	$10,465,280	$2,762,259	$13,227,539	$3,350,299	$1,128,959	$2,877,316	$2,044,264	$22,628,377

		Commercial	Total	Commercial
	Commercial	real estate-	commercial	real estate-	Construction
	non-real	owner	and	income	and land	Residential
(in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total
	Six Months Ended June 30, 2019
Allowance for loan losses:
Beginning balance	$97,752	$13,757	$111,509	$17,638	$15,647	$23,782	$25,938	$194,514
Charge-offs	(21,653)	(71)	(21,724)	(10)	-	(439)	(8,167)	(30,340)
Recoveries	2,730	221	2,951	2	97	266	2,004	5,320
Net provision for loan losses	17,698	328	18,026	7,781	(4,079)	(551)	4,954	26,131
Ending balance	$96,527	$14,235	$110,762	$25,411	$11,665	$23,058	$24,729	$195,625
Ending balance:
Allowance:
Individually evaluated for impairment	$8,486	$142	$8,628	$93	$1	$146	$253	$9,121
Amounts related to purchased credit impaired loans	138	172	310	105	151	8,695	313	9,574
Collectively evaluated for impairment	87,903	13,921	101,824	25,213	11,513	14,217	24,163	176,930
Total allowance	$96,527	$14,235	$110,762	$25,411	$11,665	$23,058	$24,729	$195,625
Loans:
Individually evaluated for impairment	$224,603	$17,769	$242,372	$1,880	$19	$4,089	$1,521	$249,881
Purchased credit impaired loans	6,313	5,581	11,894	4,702	1,482	98,472	3,444	119,994
Collectively evaluated for impairment	8,328,202	2,496,620	10,824,822	2,888,886	1,142,561	2,865,710	2,083,958	19,805,937
Total loans	$8,559,118	$2,519,970	$11,079,088	$2,895,468	$1,144,062	$2,968,271	$2,088,923	$20,175,812

The calculation of the allowance for credit losses under CECL is performed using two primary approaches: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated. The increase in the allowance for credit losses for the six months ended June 30, 2020 reflects the impact of the unprecedented economic shutdown in response to the pandemic and the significant drop in oil prices. The allowance for credit losses was developed using multiple Moody’s macroeconomic forecasts applied to internally developed credit models for a two year reasonable and supportable period. The Company weighted the baseline economic forecast 50% which includes a sharp recession in the first and second quarters of 2020, with a gradual recovery beginning in the second half of 2020. The upside scenario S-1 and the downside scenario S-2 were each weighted 25% to incorporate reasonably possible alternative outcomes. The S-1 scenario reflects reasonably possible improving conditions and a quicker recovery in the second half of 2020 compared to the baseline. The S-2 scenario reflects reasonably possible worsening economic conditions and a double-dip recession in the fourth quarter of 2020 and the first quarter of 2021. The degradation in economic conditions during the six months ended June 30, 2020 created the need for an increased allowance across all portfolios. The allowance for credit loss activity for the first six months of 2020 also reflects the impact of the transfer of $497 million of energy-related loans to held for sale in anticipation of a third quarter 2020 transaction. The write-down to loans’ observable market value plus cost to sell resulted in charge-offs of $242.6 million and a reserve release of $82.5 million, for a net provision for credit losses impact of $160.1 million, which is mostly reflected in the commercial non-real estate portfolio. Detail of the individually evaluated allowance is provided in the impaired loans section that follows.

Impaired Loans

The following table shows the composition of nonaccrual loans by portfolio class. Prior to the adoption of CECL, purchased credit impaired loans accounted for in pools with an accretable yield were considered to be performing. Such loans totaled $17.5 million at December 31, 2019.

	June 30,	December 31,
(in thousands)	2020	2019
Commercial non-real estate	$93,471	$178,678
Commercial real estate - owner occupied	14,120	7,708
Total commercial and industrial	107,591	186,386
Commercial real estate - income producing	7,180	2,594
Construction and land development	2,498	1,217
Residential mortgages	42,237	39,262
Consumer	24,473	16,374
Total loans	$183,979	$245,833

For the six months ended June 30, 2020 and 2019, the estimated amount of interest income that would have been recorded had the loans not been assigned nonaccrual status was $8.4 million and $6.4 million, respectively.

Nonaccrual loans include nonaccruing loans modified in troubled debt restructurings (“TDRs”) of $55.2 million and $132.5 million at June 30, 2020 and December 31, 2019, respectively. Total TDRs, both accruing and nonaccruing, were $65.0 million at June 30, 2020 and $193.7 million at December 31, 2019.  All TDRs are individually evaluated for credit loss.  At June 30, 2020 and December 31, 2019, the Company had unfunded commitments of $0.8 million and $2.4 million, respectively, to borrowers whose loan terms have been modified in a TDR.

The tables below detail by portfolio class TDRs that were modified during the six months ended June 30, 2020 and 2019:

	Three Months Ended
($ in thousands)	June 30, 2020			June 30, 2019
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial non-real estate	2	$350	$350	1	$334	$334
Commercial real estate - owner occupied	—	—	—	—	—	—
Total commercial and industrial	2	350	350	1	334	334
Commercial real estate - income producing	—	—	—	—	—	—
Construction and land development	1	15	15	—	—	—
Residential mortgages	8	1,810	1,810	2	638	638
Consumer	2	30	30	—	—	—
Total loans	13	$2,205	$2,205	3	$972	$972

	Six Months Ended
($ in thousands)	June 30, 2020			June 30, 2019
Troubled Debt Restructurings:	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial non-real estate	3	$745	$745	8	$14,137	$14,137
Commercial real estate - owner occupied	—	—	—	1	167	167
Total commercial and industrial	3	745	745	9	14,304	14,304
Commercial real estate - income producing	—	—	—	—	—	—
Construction and land development	1	15	15	—	—	—
Residential mortgages	9	2,066	2,066	7	1,902	1,902
Consumer	5	64	64	2	46	46
Total loans	18	2,890	2,890	18	$16,252	$16,252

The TDRs modified during the six months ended June 30, 2020 reflected in the table above include $0.7 million of loans with extended amortization terms or other payment concessions and $0.4 million with significant covenant waivers and $1.8 million with other modifications. The TDRs modified during the six months ended June 30, 2019 include $0.1 million of loans with extended amortization terms or other payment concessions, $9.1 million with significant covenant waivers and $7.0 million with other modifications.

One commercial non-real estate loan totaling $0.4 million, one residential mortgage loan totaling $0.6 million, and two consumer loans totaling $0.2 million that defaulted during the six months ended June 30, 2020 had been modified in a TDR during the twelve months prior to default. No loans that defaulted during the six months ended June 30, 2019 had been modified in a TDR during the twelve months prior to default.

The tables below present loans that are individually evaluated by portfolio class at June 30, 2020 and December 31, 2019. Loans individually evaluated include nonaccrual loans, TDRs and other loans that do not share common characteristics with loans evaluated on a collective basis that have aggregate relationship balances of $1 million or more.

	June 30, 2020
(in thousands)	Recorded investment without an allowance	Recorded investment with an allowance	Unpaid principal balance	Related allowance for loan loss
Commercial non-real estate	$42,426	$46,888	$150,630	$12,619
Commercial real estate - owner occupied	3,177	6,805	12,764	1,237
Total commercial and industrial	45,603	53,693	163,394	13,856
Commercial real estate - income producing	1,332	4,890	7,018	457
Construction and land development	667	340	1,007	55
Residential mortgages	1,921	3,789	6,251	477
Consumer	1,567	2,403	3,970	377
Total loans	$51,090	$65,115	$181,640	$15,222

	December 31, 2019
(in thousands)	Recorded investment without an allowance	Recorded investment with an allowance	Unpaid principal balance	Related allowance for loan loss
Commercial non-real estate	$134,191	$98,247	$270,078	$21,733
Commercial real estate - owner occupied	2,665	1,716	7,793	104
Total commercial and industrial	136,856	99,963	277,871	21,837
Commercial real estate - income producing	373	1,525	1,959	18
Construction and land development	—	277	322	21
Residential mortgages	3,383	1,791	5,709	217
Consumer	479	1,004	1,906	292
Total loans	$141,091	$104,560	$287,767	$22,385

The tables below present the average balances and interest income for individually evaluated loans for the six months ended June 30, 2020 and 2019.  Interest income recognized represents interest on accruing loans modified in a TDR.

	Three Months Ended
	June 30, 2020		June 30, 2019
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial non-real estate	$247,526	$217	$228,055	$1,444
Commercial real estate - owner occupied	7,083	—	17,371	71
Total commercial and industrial	254,609	217	245,426	1,515
Commercial real estate - income producing	6,761	6	2,274	7
Construction and land development	2,179	2	19	—
Residential mortgages	5,168	17	4,743	2
Consumer	2,625	23	1,515	18
Total loans	$271,342	$265	$253,977	$1,542

	Six Months Ended
	June 30, 2020		June 30, 2019
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial non-real estate	$245,320	$739	$231,750	$3,140
Commercial real estate - owner occupied	5,683	-	18,346	151
Total commercial and industrial	251,003	739	250,096	3,291
Commercial real estate - income producing	5,680	12	2,480	14
Construction and land development	1,996	4	45	—
Residential mortgages	5,034	21	4,690	7
Consumer	2,004	46	1,386	34
Total loans	$265,717	$822	$258,697	$3,346

The TDR disclosure above does not include loans modified under Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) signed into law on March 27, 2020, which allows financial institutions to exclude eligible modifications from TDR reporting. Eligible modification must be (1) related to COVID-19, (2) executed on a loan that was not more than 30 days past due as of December 31, 2019 and (3) executed between March 1, 2020 and the earlier of 60 days after the date of the termination of the national emergency or December 31, 2020. As of June 30, 2020, there were 6,945 loans totaling $2.7 billion with active payment deferral modifications of principal, interest or both, that are eligible to be excluded from TDR reporting requirements. These loans are also excluded from reporting in the aging analysis that follows as delinquency is tracked under the modified terms.

Aging Analysis

The tables below present the aging analysis of past due loans by portfolio class at June 30, 2020 and December 31, 2019. Prior to the adoption of CECL, purchased credit impaired loans accounted for in pools under ASC 310-30 with an accretable yield were considered to be current in the table below as of December 31, 2019. These loans totaled $6.1 million for 30-59 days past due, $2.0 million for 60-89 days past due and $8.3 million for both greater than 90 days past due and greater than 90 days past due and still accruing at December 31, 2019.

June 30, 2020	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
(in thousands)
Commercial non-real estate	$3,940	$3,079	$80,668	$87,687	$10,377,593	$10,465,280	$2,497
Commercial real estate - owner occupied	1,265	1,012	12,409	14,686	2,747,573	2,762,259	117
Total commercial and industrial	5,205	4,091	93,077	102,373	13,125,166	13,227,539	2,614
Commercial real estate - income producing	1,519	593	7,720	9,832	3,340,467	3,350,299	663
Construction and land development	476	2,060	2,338	4,874	1,124,085	1,128,959	406
Residential mortgages	3,942	11,119	30,769	45,830	2,831,486	2,877,316	626
Consumer	9,245	5,874	14,712	29,831	2,014,433	2,044,264	921
Total	$20,387	$23,737	$148,616	$192,740	$22,435,637	$22,628,377	$5,230

December 31, 2019	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
(in thousands)
Commercial non-real estate	$20,893	$13,445	$100,806	$135,144	$9,031,803	9,166,947	$1,537
Commercial real estate - owner occupied	4,862	556	7,268	12,686	2,725,774	2,738,460	830
Total commercial and industrial	25,755	14,001	108,074	147,830	11,757,577	11,905,407	2,367
Commercial real estate - income producing	738	703	2,910	4,351	2,990,097	2,994,448	450
Construction and land development	5,747	680	2,480	8,907	1,148,544	1,157,451	2,042
Residential mortgages	32,867	8,584	23,577	65,028	2,925,603	2,990,631	85
Consumer	18,586	6,215	9,901	34,702	2,130,116	2,164,818	1,638
Total	$83,693	$30,183	$146,942	$260,818	$20,951,937	$21,212,755	$6,582

Credit Quality Indicators

The following tables present the credit quality indicators by segments and portfolio class of loans held for investment at June 30, 2020 and December 31, 2019. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process. In addition, the Company often looks at portfolios of loans to determine if there are areas of risk not specifically identified in its loan by loan approach. As a result, several loans were downgraded to pass-watch in 2020 in reaction to economic downturn caused by the pandemic and other environmental factors. In alignment with regulatory guidance, the Company has been working with its customers to manage through this period of severe uncertainty and economic stress, including providing various types of loan deferrals. As these deferrals expire and more information becomes available concerning individual borrower circumstances, further risk rating adjustments may be required.

	June 30, 2020
(in thousands)	Commercial non-real estate	Commercial real estate - owner- occupied	Total commercial and industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$9,954,470	$2,564,962	$12,519,432	$3,239,192	$1,097,257	$16,855,881
Pass-Watch	263,198	136,658	399,856	78,302	24,617	502,775
Special Mention	60,022	9,160	69,182	10,079	1,588	80,849
Substandard	187,590	51,479	239,069	22,726	5,497	267,292
Doubtful	—	—	—	—	—	—
Total	$10,465,280	$2,762,259	$13,227,539	$3,350,299	$1,128,959	$17,706,797

	December 31, 2019
(in thousands)	Commercial non-real estate	Commercial real estate - owner- occupied	Total commercial and industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$8,492,113	$2,517,448	$11,009,561	2,883,553	$1,120,997	$15,014,111
Pass-Watch	220,850	146,266	367,116	69,765	25,621	462,502
Special Mention	71,654	14,651	86,305	14,995	283	101,583
Substandard	382,330	60,095	442,425	26,135	10,550	479,110
Doubtful	—	—	—	—	—	—
Total	$9,166,947	$2,738,460	$11,905,407	$2,994,448	$1,157,451	$16,057,306

	June 30, 2020			December 31, 2019
(in thousands)	Residential mortgage	Consumer	Total	Residential mortgage	Consumer	Total
Performing	$2,832,131	$2,018,614	$4,850,745	$2,950,854	$2,147,312	$5,098,166
Nonperforming	45,185	25,650	70,835	39,777	17,506	57,283
Total	$2,877,316	$2,044,264	$4,921,580	$2,990,631	$2,164,818	$5,155,449

Below are the definitions of the Company’s internally assigned grades:

Commercial:

•	Pass – loans properly approved, documented, collateralized, and performing which do not reflect an abnormal credit risk.
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

Vintage Analysis

The following table presents credit quality disclosures of amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing at June 30, 2020. We define vintage as the later of origination, renewal or restructure date.

	Term Loans
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial Loans:
Pass	$4,296,564	$3,327,755	$2,146,064	$1,672,980	$1,187,467	$1,605,845	$2,518,581	$100,625	$16,855,881
Pass-Watch	52,823	53,406	64,528	86,433	45,023	85,315	102,437	12,810	502,775
Special Mention	1,598	4,372	5,798	26,179	13,687	16,091	11,882	1,242	80,849
Substandard	32,647	36,746	56,298	15,284	19,411	42,952	51,322	12,632	267,292
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$4,383,632	$3,422,279	$2,272,688	$1,800,876	$1,265,588	$1,750,203	$2,684,222	$127,309	$17,706,797
Residential Mortgage and Consumer Loans:
Performing	$277,534	$506,177	$531,553	$698,878	$583,723	$1,004,835	$1,242,586	$5,459	4,850,745
Nonperforming	954	4,275	6,360	10,315	5,546	35,972	3,409	4,004	70,835
Total Consumer Loans	$278,488	$510,452	$537,913	$709,193	$589,269	$1,040,807	$1,245,995	$9,463	$4,921,580

Purchased Credit Impaired Loans

Under the transition provisions for the application of CECL, the Company has classified all loans previously accounted for as purchased credit impaired under ASC 310-30 to be classified as purchased credit deteriorated. The application of these provisions resulted in an increase of $19.8 million to the amortized cost basis of the financial asset and the allowance for credit losses at the date of adoption, representing the remaining credit portion of the purchased discount. The Company elected not to maintain pools of loans accounted for under Subtopic 310-30 with the adoption of CECL. The remaining noncredit discount was allocated to the individual loans and will be accreted to interest income using the interest method based on the effective interest rate. Changes in the carrying amount of purchased credit impaired loans and related accretable yield are presented in the following table for the year ended December 31, 2019.

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

Residential Mortgage Loans in Process of Foreclosure

Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. Included in loans at December 31, 2019 was $8.6 million of consumer loans secured by single family residential real estate that were in process of foreclosure. In light of the economic conditions stemming from the pandemic, the Company placed all active residential mortgage foreclosures on hold and suspended the filing of new foreclosures. In addition to the single family residential real estate loans in process of foreclosure, the Company also held $4.9 million and $6.3 million of foreclosed single family residential properties in other real estate owned at June 30, 2020 and December 31, 2019, respectively.

Loans Held for Sale

Included in loans held for sale at June 30, 2020 were commercial loans totaling $254.4 million and residential mortgage loans totaling $110.0 million. At December 31, 2019, loans held for sale of $55.9 million consisted only of residential mortgage loans. The $254.4 million of commercial loans held for sale at June 30, 2020 represents the portion of the Company’s energy loan portfolio sold in a transaction that closed in July 2020. The carrying balance of the loans of $497 million was charged down to the expected net sales proceeds and transferred to loans held for sale at June 30, 2020.

5. Securities Sold under Agreements to Repurchase

Included in short-term borrowings are customer securities sold under agreements to repurchase that mature daily and are secured by U.S. agency securities totaling $654.3 million and $484.4 million at June 30, 2020 and December 31, 2019, respectively. The Company borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury management services offered to its deposit customers. As the Company maintains effective control over assets sold under agreements to repurchase, the securities continue to be carried on the consolidated statements of financial condition. Because the Company acts as borrower transferring assets to the counterparty, and the agreements mature daily, the Company’s risk is limited.

6. Long Term Debt

At June 30, 2020 and December 31, 2019, long-term debt was comprised of the following:

	June 30,	December 31,
(in thousands)	2020	2019
Subordinated notes payable, maturing June 2045	$150,000	$150,000
Subordinated notes payable, maturing June 2060	172,500	—
Other long-term debt	73,786	87,890
Less: unamortized debt issuance costs	(10,017)	(4,428)
Total long-term debt	$386,269	$233,462

The following table sets forth unamortized debt issuance costs associated with the respective debt instruments as of June 30, 2020:
		Unamortized
		Debt
		Issuance
(in thousands)	Principal	Costs
Subordinated notes payable, maturing June 2045	$150,000	$4,340
Subordinated notes payable, maturing June 2060	172,500	5,677
Other long-term debt	73,786	—
Total	$396,286	$10,017

On June 9, 2020, the Company completed the issuance of subordinated notes payable with an aggregate principal amount of $172.5 million with a stated maturity of June 15, 2060. The notes accrue interest at a fixed rate of 6.25% per annum, with quarterly interest payments beginning September 15, 2020. Subject to prior approval by the Federal Reserve, the Company may redeem the notes in whole or in part on any interest payment date on or after June 15, 2025. This debt qualifies as tier 2 capital in the calculation of certain regulatory capital ratios. The proceeds from the issuance are intended for use for general corporate purposes, including providing capital to Hancock Whitney Bank if and when deemed appropriate.

On March 9, 2015, the Company completed the issuance of subordinated notes payable with an aggregate principal amount of $150 million with a stated maturity of June 15, 2045. These notes accrue interest at a fixed rate of 5.95% per annum, with quarterly interest payments that began in June 2015. Subject to prior approval by the Federal Reserve, the Company may redeem the notes in whole or in part on any interest payment date on or after June 15, 2020. This debt qualifies as tier 2 capital in the calculation of certain regulatory capital ratios.

Substantially all of the Company’s other long-term debt consists of borrowings associated with tax credit fund activities. Although these borrowings have indicated maturities through 2053, each is expected to be satisfied at the end of the seven-year compliance period for the related tax credit investments.

7. Derivatives

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage risks related to differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments, currently associated with fixed rate brokered deposits, certain investment securities and select pools of variable rate loans. The Company also enters into interest rate derivative agreements as a service to certain qualifying customers. A matched book is managed with respect to these customer derivatives in order to minimize its net interest rate risk exposure resulting from such agreements. The Company also enters into risk participation agreements under which it may either sell or buy credit risk associated with a customer’s performance under certain interest rate derivative contracts related to loans in which participation interests have been sold to or purchased from other banks.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional or contractual amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at June 30, 2020 and December 31, 2019.

		June 30, 2020			December 31, 2019
			Derivative (1)			Derivative (1)
(in thousands)	Type of Hedge	Notional or Contractual Amount	Assets	Liabilities	Notional or Contractual Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate loans	Cash Flow	$1,175,000	$63,765	$—	$1,175,000	$24,172	$337
Interest rate swaps - securities	Fair Value	549,900	238	25,293	441,400	1,474	1,759
Interest rate swaps - brokered deposits	Fair Value	—	—	—	43,000	—	9
		1,724,900	64,003	25,293	1,659,400	25,646	2,105
Derivatives not designated as hedging instruments:
Interest rate swaps (2)	N/A	4,504,336	174,801	178,817	3,759,232	54,512	55,664
Risk participation agreements	N/A	277,216	73	155	254,825	21	45
Forward commitments to sell residential mortgage loans	N/A	352,445	3,235	2,855	145,623	651	744
Interest rate-lock commitments on residential mortgage loans	N/A	260,001	1,660	3,071	83,224	369	375
Foreign exchange forward contracts	N/A	83,042	1,342	1,291	64,632	303	366
Visa Class B derivative contract	N/A	43,565	—	4,982	43,753	—	5,704
		5,520,605	181,111	191,171	4,351,289	55,856	62,898
Total derivatives		$7,245,505	$245,114	$216,464	$6,010,689	$81,502	$65,003
Less: netting adjustment (3)			(64,003)	(157,530)		(27,056)	(43,914)
Total derivative assets/liabilities			$181,111	$58,934		$54,446	$21,089

(1)	Derivative assets and liabilities are reported at fair value in other assets or other liabilities, respectively, in the consolidated balance sheets.
(2)	The notional amount represents both the customer accommodation agreements and offsetting agreements with unrelated financial institutions.
(3)

Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty. See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans. For each agreement, the Company receives interest at a fixed rate and pays at a variable rate. Amortization of other comprehensive loss on terminated cash flow hedges totaled $1.1 million and $1.4 million for the six months ended June 30, 2020 and 2019. The notional amounts of the swap agreements in place at June 30, 2020 expire as follows: $50 million in 2021; $475 million in 2022; $550 million in 2023; and $100 million in 2024.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps on securities available for sale

The Company is party to forward-starting fixed payer swaps that convert the latter portion of the term of certain available for sale securities to a floating rate. These derivative instruments are designated as fair value hedges of interest rate risk. This strategy provides the Company with a fixed rate coupon during the front-end unhedged tenor of the bonds and results in a floating rate security during the back-end hedged tenor with hedged start dates between August 2023 through September 2025, and maturity dates from January 2028 through March 2031. The fair value of the hedged item attributable to interest rate risk will be presented in interest income along with the change in the fair value of the hedging instrument.

The majority of the hedged available for sale securities is a closed portfolio of pre-payable commercial mortgage backed securities. In accordance with ASC 815, prepayment risk may be excluded when measuring the change in fair value of such hedged items attributable to interest rate risk under the last-of-layer approach. At June 30, 2020, the amortized cost basis of the closed portfolio of pre-payable commercial mortgage backed securities totaled $541.2 million. The amount that represents the hedged items was $515.9 million and the basis adjustment associated with the hedged items totaled $25.3 million.

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

Derivatives Not Designated as Hedges

Customer interest rate derivative program

The Company enters into interest rate derivative agreements, primarily rate swaps, with commercial banking customers to facilitate their risk management strategies. The Bank enters into offsetting agreements with unrelated financial institutions, thereby mitigating its net risk exposure resulting from such transactions. Because the interest rate derivatives associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

The Company has offered customers a deferral of the monthly derivative payment/settlement if the associated loan was on deferral. At June 30, 2020, the Company had a receivable totaling $1.3 million related to these deferrals.

Risk participation agreements

The Company also enters into risk participation agreements under which it may either assume or sell credit risk associated with a borrower’s performance under certain interest rate derivative contracts. In those instances where the Bank has assumed credit risk, it is not a direct counterparty to the derivative contract with the borrower and has entered into the risk participation agreement because it is a party to the related loan agreement with the borrower. In those instances in which the Bank has sold credit risk, it is the sole counterparty to the derivative contract with the borrower and has entered into the risk participation agreement because other banks participate in the related loan agreement. The Bank manages its credit risk under risk participation agreements by monitoring the creditworthiness of the borrower, based on the Bank’s normal credit review process.

Mortgage banking derivatives

The Company also enters into certain derivative agreements as part of its mortgage banking activities. These agreements include interest rate lock commitments on prospective residential mortgage loans and forward commitments to sell these loans to investors on a best efforts delivery basis.

Customer foreign exchange forward contract derivatives

The Company enters into foreign exchange forward derivative agreements, primarily forward foreign currency contracts, with commercial banking customers to facilitate their risk management strategies. The Bank manages its risk exposure from such transactions by entering into offsetting agreements with unrelated financial institutions. Because the foreign exchange forward contract derivatives associated with this program do not meet hedge accounting requirements, changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

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

The contract includes a contingent accelerated termination clause based on the credit ratings of the Company. At June 30, 2020 and December 31, 2019 the fair value of the liability associated with this contract was $5.0 million and $5.7 million, respectively.

Effect of Derivative Instruments on the Statement of Income

The effects of derivative instruments on the consolidated statements of income for the six months ended June 30, 2020 and 2019 are presented in the table below. Interest income or the reduction of interest income attributable to cash flow hedges includes amortization of accumulated other comprehensive loss that resulted from termination of interest rate swap contracts.

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivative Instruments:	Location of Gain (Loss) Recognized in the Statement of Income:	2020	2019	2020	2019
Cash flow hedges - variable rate loans	Interest income	$4,597	$(1,660)	$5,461	$(3,676)
Fair value hedges - securities	Interest income	(1)	—	40	—
Fair value hedges - brokered deposits	Interest expense	—	(461)	46	(1,449)
All other instruments	Other noninterest income	4,108	3,600	7,979	4,409
Total gain (loss)		$8,704	$1,479	$13,526	$(716)

Credit Risk-Related Contingent Features

Certain of the Company’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as a downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. At June 30, 2020, the Company was not in violation of any such provisions. The aggregate fair value of derivative instruments with credit risk-related contingent features that were in a net liability position at June 30, 2020 and December 31, 2019 was $47.6 million and $12.9 million, respectively, for which the Company had posted collateral of $47.7 million and $12.4 million, respectively.

Offsetting Assets and Liabilities

The Company’s derivative instruments with certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero. Agreements with certain bilateral counterparties require both parties to maintain collateral in the event that the fair values of derivative instruments exceed established exposure thresholds. For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses. Offsetting information in regards to all derivative assets and liabilities, including accrued interest, subject to these master netting agreements at June 30, 2020 and December 31, 2019 is presented in the following tables.

(in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Income
Description	Gross Amounts Recognized	Offset in the Statement of Income	Presented in the Statement of Income	Financial Instruments	Cash Collateral	Net Amount
As of June 30, 2020
Derivative Assets	$65,960	$(65,957)	$3	$3	$—	$—
Derivative Liabilities	$207,355	$(159,856)	$47,499	$3	$85,500	$(38,004)

(in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Income
Description	Gross Amounts Recognized	Offset in the Statement of Income	Presented in the Statement of Income	Financial Instruments	Cash Collateral	Net Amount
As of December 31, 2019
Derivative Assets	$27,938	$(27,915)	$23	$23	$—	$—
Derivative Liabilities	$56,523	$(44,570)	$11,953	$23	$35,113	$(23,183)

The Company has excess collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

8. Stockholders’ Equity

Common Shares Outstanding

Common shares outstanding excludes treasury shares totaling 5.2 million at June 30, 2020 and 4.0 million at December 31, 2019, with a first-in-first-out cost basis of $177.1 million and $135.8 million at June 30, 2020 and December 31, 2019, respectively. Shares outstanding also excludes unvested restricted share awards totaling 1.4 million at both June 30, 2020 and December 31, 2019.

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

On October 18, 2019, the Company entered into an accelerated share repurchase agreement (“ASR”) with Morgan Stanley & Co. LLC (“Morgan Stanley”) to repurchase $185 million of the Company’s common stock. Pursuant to the ASR, the Company made a $185 million payment to Morgan Stanley on October 21, 2019, and received from Morgan Stanley an initial delivery of 3,611,870 shares of the Company’s common stock, which represented 75% of the estimated total number of shares to be repurchased based on the October 18, 2019 closing price of the Company’s common stock. The value of the remaining shares to be exchanged upon final settlement was accounted for as a forward contract until settlement. Final settlement of the ASR agreement occurred on March 18, 2020. Pursuant to the terms of the settlement, the Company received cash of approximately $12.1 million and a final delivery of 1.0 million shares.

In January 2020, the Company repurchased 315,851 shares of its common stock at a price of $40.26 in a privately negotiated transaction. In total, the Company repurchased 4.9 million shares of the 5.5 million authorized shares under the buyback program at an average price of $37.65 per share through the ASR and a privately negotiated transaction. Refer to Part II, Item 2 of this report for tabular presentation of share repurchase activity during the six months ended June 30, 2020.

The Company has suspended the repurchase of shares under its stock buyback program.

Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) and changes in those components are presented in the following table.

	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Cash Flow Hedges	Equity Method Investment	Total
(in thousands)
Balance, December 31, 2018	$(50,125)	$(12,044)	$(110,247)	$(8,293)	$—	$(180,709)
Net change in unrealized gain or loss	96,514	—	—	29,343	611	126,468
Reclassification of net loss realized and included in earnings	—	—	4,527	3,676	—	8,203
Amortization of unrealized net loss on securities transferred to HTM	—	1,481	—	—	—	1,481
Income tax expense	21,822	335	1,023	7,466	—	30,646
Balance, June 30, 2019	$24,567	$(10,898)	$(106,743)	$17,260	$611	$(75,203)
Balance, December 31, 2019	$28,950	$639	$(101,278)	$17,399	$(434)	$(54,724)
Net change in unrealized gain or loss	171,333	—	—	46,480	(984)	216,829
Reclassification of net income or loss realized and included in earnings	—	—	2,944	(5,461)	—	(2,517)
Valuation adjustment to employee benefit plans	—	—	(10,251)	—	—	(10,251)
Amortization of unrealized net gain on securities transferred to HTM	—	(289)	—	—	—	(289)
Income tax expense (benefit)	38,759	(65)	(1,653)	9,281	—	46,322
Balance, June 30, 2020	$161,524	$415	$(106,932)	$49,137	$(1,418)	$102,726

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

The following table shows the line items of the consolidated statements of income affected by amounts reclassified from AOCI.

	Six Months Ended
Amount reclassified from AOCI (a)	June 30,		Affected line item on
(in thousands)	2020	2019	the statement of income
Amortization of unrealized net gain or loss or gain on securities transferred to HTM	$289	$(1,481)	Interest income
Tax effect	(65)	335	Income taxes
Net of tax	224	(1,146)	Net income
Amortization of defined benefit pension and post-retirement items	(2,944)	(4,527)	Other noninterest expense (b)
Tax effect	666	1,023	Income taxes
Net of tax	(2,278)	(3,504)	Net income
Reclassification of unrealized gain (loss) on cash flow hedges	6,550	(1,204)	Interest income
Tax effect	(1,482)	272	Income taxes
Net of tax	5,068	(932)	Net income
Amortization of loss on terminated cash flow hedges	(1,089)	(2,472)	Interest income
Tax effect	246	559	Income taxes
Net of tax	(843)	(1,913)	Net income
Total reclassifications, net of tax	$2,171	$(7,495)	Net income

(a)	Amounts in parentheses indicate reduction in net income.
(b)

These AOCI components are included in the computation of net periodic pension and post-retirement cost that is reported with other noninterest expense (see Note 12 – Retirement Plans for additional details).

On March 27, 2020, the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation issued an interim final rule that provides an option to delay the estimated impact on regulatory capital stemming from the implementation CECL for a transition period of five years. The five-year rule provides a full delay of the estimated impact of CECL on regulatory capital transition (0%) for the first two years, followed by a three-year transition (25% of the impact included in 2022, 50% in 2023, 75% in 2024 and 100% thereafter). The two-year delay includes the full impact of day one CECL plus the estimated impact of current CECL activity calculated quarterly as 25% of the current ACL over the day one balance (“modified transition amount”). The modified transition amount will be recalculated each quarter in 2020 and 2021, with the December 31, 2021 impact carrying through the remaining three years of the transition. The Company elected the five-year transition period option upon issuance of the interim final rule.

9. Other Noninterest Income

Components of other noninterest income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Income from bank-owned life insurance	$3,317	$4,083	$7,583	$7,348
Credit related fees	2,609	2,937	5,674	5,532
Income from derivatives	4,108	3,600	7,979	4,409
Other miscellaneous	3,100	4,360	8,077	7,159
Total other noninterest income	$13,134	$14,980	$29,313	$24,448

10. Other Noninterest Expense

Components of other noninterest expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Advertising	$2,696	$3,253	$6,930	$6,333
Corporate value and franchise taxes	4,481	4,215	8,777	8,257
Printing and supplies	1,627	1,092	2,735	2,261
Telecommunications and postage	3,374	3,363	7,440	6,829
Travel expense	396	1,344	1,507	2,442
Entertainment and contributions	3,384	2,742	5,831	5,450
Tax credit investment amortization	961	1,234	1,921	2,372
Net other retirement expense (income)	(6,337)	(4,152)	(12,459)	(8,257)
Other miscellaneous	5,177	6,588	12,646	12,279
Total other noninterest expense	$15,759	$19,679	$35,328	$37,966

11. Earnings (Loss) Per Common Share

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

A summary of the information used in the computation of earnings (loss) per common share follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net income (loss) to common shareholders	$(117,072)	$88,277	$(228,105)	$167,441
Net dividends or income allocated to participating securities - basic and diluted	422	1,502	849	2,839
Net income (loss) allocated to common shareholders - basic and diluted	$(117,494)	$86,775	$(228,954)	$164,602
Denominator:
Weighted-average common shares - basic	86,301	85,728	$86,744	$85,708
Dilutive potential common shares	-	107	-	102
Weighted-average common shares - diluted	86,301	85,835	$86,744	$85,810
Earnings (loss) per common share:
Basic	$(1.36)	$1.01	$(2.64)	$1.92
Diluted	$(1.36)	$1.01	$(2.64)	$1.92

Potential common shares consist of stock options, nonvested performance-based awards, and nonvested restricted share awards deferred under the Company’s nonqualified deferred compensation plan. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be antidilutive, i.e., increase earnings per share or reduce a loss per share. For reporting periods in which a net loss is reported, no effect is given to potentially dilutive common shares in the computation of loss per common share as any impact from such shares would be antidilutive. Potentially dilutive common shares with a weighted average of 14,150 and 14,183 were excluded from the calculation of earnings per common share for the three and six months ended June 30, 2019, respectively, as the effect would have been antidilutive.

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

The following tables show the components of net periodic benefits cost included in expense for the plans for the periods indicated.

			Other Post-
(in thousands)	Pension Benefits		Retirement Benefits
For The Three Months Ended June 30,	2020	2019	2020	2019
Service cost	$3,208	$2,735	$28	$22
Interest cost	4,641	4,661	107	164
Expected return on plan assets	(12,797)	(11,300)	—	—
Amortization of net loss and prior service costs	1,853	2,552	(141)	(228)
Net periodic benefit cost (reduction of cost)	$(3,095)	$(1,352)	$(6)	$(42)

			Other Post-
(in thousands)	Pension Benefits		Retirement Benefits
For the Six Months Ended June 30,	2020	2019	2020	2019
Service cost	$6,483	$5,510	$50	$51
Interest cost	8,423	9,524	271	292
Expected return on plan assets	(24,097)	(22,600)	—	—
Amortization of net loss and prior service costs	3,314	4,982	(370)	(455)
Net periodic benefit cost (reduction of cost)	$(5,877)	$(2,584)	$(49)	$(112)

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

A summary of stock option activity for the six months ended June 30, 2020 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term (Years)	Value ($000)
Outstanding at January 1, 2020	28,725	$34.11	2.2	$296
Exercised/Released	—	—		—
Cancelled/Forfeited	—	—		—
Expired	—	—		—
Outstanding at June 30, 2020	28,725	$34.11	1.7	$—
Exercisable at June 30, 2020	28,725	$34.11	1.7	$—

The total intrinsic value of options exercised during the six months ended June 30, 2020 was $0.1 million.

The Company’s restricted and performance-based share awards to certain employees and directors are subject to service requirements. A summary of the status of the Company’s nonvested restricted and performance-based share awards at June 30, 2020 are presented in the following table.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2020	1,596,258	$40.43
Granted	75,607	42.88
Vested	(20,388)	42.29
Forfeited	(35,441)	44.84
Nonvested at June 30, 2020	1,616,036	$40.50

At June 30, 2020, there was $50.3 million of total unrecognized compensation expense related to nonvested restricted and performance shares expected to vest in the future. This compensation is expected to be recognized in expense over a weighted average period of 3.2 years. The total fair value of shares which vested during the six months ended June 30, 2020 and 2019 was $0.5 million and $0.6 million, respectively.

During the six months ended June 30, 2020, the Company granted 35,754 performance share awards subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $46.61 per share and 35,754 performance shares subject to an operating earnings per share performance metric with a grant date fair value of $39.39 per share to key members of executive management. The number of performance shares subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 49 regional banks. The fair value of the performance shares subject to TSR at the grant date was determined using a Monte Carlo simulation method. The number of performance shares subject to operating earnings per share that ultimately vest will be based on the Company’s attainment of certain operating earnings per share goals over the two-year performance period. The maximum number of performance shares that could vest is 200% of the target award. Compensation expense for these performance shares is recognized on a straight line basis over the three-year service period.

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

The contract amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. The following table presents a summary of the Company’s off-balance sheet financial instruments as of June 30, 2020 and December 31, 2019:

	June 30,	December 31,
(in thousands)	2020	2019
Commitments to extend credit	$7,995,491	$7,530,143
Letters of credit	369,848	393,284

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis in the consolidated balance sheets at June 30, 2020 and December 31, 2019:

	June 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$148,616	$—	$148,616
Municipal obligations	—	254,686	—	254,686
Corporate debt securities	—	8,206	—	8,206
Residential mortgage-backed securities	—	2,077,323	—	2,077,323
Commercial mortgage-backed securities	—	1,858,489	—	1,858,489
Collateralized mortgage obligations	—	584,822	—	584,822
Total available for sale securities	—	4,932,142	—	4,932,142
Derivative assets (1)	—	181,111	—	181,111
Total recurring fair value measurements - assets	—	$5,113,253	—	$5,113,253
Liabilities
Derivative liabilities (1)	$—	$53,952	$4,982	$58,934
Total recurring fair value measurements - liabilities	$—	$53,952	$4,982	$58,934

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$98,672	$—	$98,672
Municipal obligations	—	249,805	—	249,805
Corporate debt securities	—	7,988	—	7,988
Residential mortgage-backed securities	—	1,924,157	—	1,924,157
Commercial mortgage-backed securities	—	1,586,467	—	1,586,467
Collateralized mortgage obligations	—	808,215	—	808,215
Total available for sale securities	—	4,675,304	—	4,675,304
Derivative assets (1)	—	54,446	—	54,446
Total recurring fair value measurements - assets	—	$4,729,750	—	$4,729,750
Liabilities
Derivative liabilities (1)	$—	$15,385	$5,704	$21,089
Total recurring fair value measurements - liabilities	$—	$15,385	$5,704	$21,089

(1)	For further disaggregation of derivative assets and liabilities, see Note 7 - Derivatives.

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

For the Company’s derivative financial instruments designated as hedges and those under the customer interest rate program, the fair value is obtained from a third-party pricing service that uses an industry-standard discounted cash flow model that relies on inputs, LIBOR swap curves and Overnight Index swap rate curves, all observable in the marketplace. To comply with the accounting guidance, credit valuation adjustments are incorporated in the fair values to appropriately reflect nonperformance risk for both the Company and the counterparties. Although the Company has determined that the majority of the inputs used to value these derivative instruments fall within level 2 of the fair value hierarchy, the credit value adjustments utilize level 3 inputs, such as estimates of current credit spreads. The Company has determined that the impact of the credit valuation adjustments is not significant to the overall valuation of these derivatives. As a result, the Company has classified its derivative valuations for these instruments in level 2 of the fair value hierarchy. The Company’s policy is to measure counterparty credit risk quarterly for all derivative instruments subject to master netting arrangements consistent with how market participants would price the net risk exposure at the measurement date.

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

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements

The table below presents a rollforward of the amounts on the consolidated balance sheets for the six months ended June 30, 2020 and the year ended December 31, 2019 for financial instruments of a material nature that are classified within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis:

(in thousands)
Balance at December 31, 2018	$7,304
Cash settlement	(1,900)
Losses included in earnings	300
Balance at December 31, 2019	5,704
Cash settlement	(826)
Losses included in earnings	104
Balance at June 30, 2020	$4,982

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

($ in thousands)
Fair Value
Level 3 Class	June 30, 2020	December 31, 2019
Derivative liability	$4,982	$5,704
Valuation technique	Discounted cash flow	Discounted cash flow
Unobservable inputs:
Visa Class A appreciation - range	6% - 18%	6% - 18%
Visa Class A appreciation - weighted average	12%	12%
Conversion rate - range	1.63x - 1.59x	1.63x - 1.59x
Conversion rate -weighted average	1.6228x	1.616x
Time until resolution	6 - 30 months	12 - 36 months

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

	June 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$116,205	$—	$116,205
Other real estate owned and foreclosed assets, net	—	—	18,724	18,724
Total nonrecurring fair value measurements	$—	$116,205	$18,724	$134,929

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$182,377	$—	$182,377
Other real estate owned and foreclosed assets, net	—	—	24,422	24,422
Total nonrecurring fair value measurements	$—	$182,377	$24,422	$206,799

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

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amounts:

	June 30, 2020
				Total Fair	Carrying
(in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$1,295,428	$—	$—	$1,295,428	$1,295,428
Available for sale securities	—	4,932,142	—	4,932,142	4,932,142
Held to maturity securities	—	1,553,593	—	1,553,593	1,449,661
Loans, net	—	116,205	22,886,354	23,002,559	22,185,739
Loans held for sale	—	364,416	—	364,416	364,416
Derivative financial instruments	—	181,111	—	181,111	181,111
Financial liabilities:
Deposits	—	—	27,315,521	27,315,521	27,322,268
Federal funds purchased	575	—	—	575	575
Securities sold under agreements to repurchase	654,300	—	—	654,300	654,300
FHLB short-term borrowings	1,100,000	—	—	1,100,000	1,100,000
Long-term debt	—	436,837	—	436,837	386,269
Derivative financial instruments	—	53,952	4,982	58,934	58,934

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Carrying Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$542,333	$—	$—	$542,333	$542,333
Available for sale securities	—	4,675,304	—	4,675,304	4,675,304
Held to maturity securities	—	1,611,004	—	1,611,004	1,568,009
Loans, net	—	182,377	20,861,702	21,044,079	21,021,504
Loans held for sale	—	55,864	—	55,864	55,864
Derivative financial instruments	—	54,446	—	54,446	54,446
Financial liabilities:
Deposits	$—	$—	$23,786,775	$23,786,775	$23,803,575
Federal funds purchased	195,450	—	—	195,450	195,450
Securities sold under agreements to repurchase	484,422	—	—	484,422	484,422
FHLB short-term borrowings	2,035,000	—	—	2,035,000	2,035,000
Long-term debt	—	226,098	—	226,098	233,462
Derivative financial instruments	—	15,385	5,704	21,089	21,089

16. Recent Accounting Pronouncements

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

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments in this Update provide optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The amendments in this Update are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this Update provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments do not apply to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that an entity has elected certain optional expedients for and that are retained through the end of the hedging relationship. The Company adopted this guidance upon its issuance; at adoption, the Company elected to amend the hedge documentation, without de-designating and re-designating, for all outstanding hedging relationships using the available expedient to assert probability of the hedged interest, regardless of any expected modification in terms related to reference rate reform.

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments in this Update modify certain disclosure requirements on fair value measurements set forth in Topic 820, Fair Value Measurements. In addition, the amendments in this Update eliminate the phrase “an entity shall disclose at a minimum” to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2019, and the Company adopted the guidance effective January 1, 2020. Refer to Note 15 - Fair Value Measurements for the modified disclosures. Adoption of this guidance had no impact upon the Company’s results of operations or financial condition.

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

17. Subsequent Event

On July 21, 2020, the Company closed the sale of $497 million of energy-related loans, substantially all of which were part of its commercial non-real estate portfolio, for $254.4 million, net of selling costs. As such, on June 30, 2020, the Company recorded a provision for credit losses of $160.1 million to write the loans down to observable market price less cost to sell, consisting of a charge-off of $242.6 million and a release of $82.5 million of existing credit loss reserves. As of June 30, 2020, the remaining carrying balance of $254.4 million is classified in loans held for sale on the consolidated balance sheet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning and protections of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q and in other reports or documents that we file from time to time with the SEC include, but are not limited to, the following:

•

the negative impacts and disruptions resulting from the outbreak of the novel coronavirus, or COVID-19, on the economies and communities we serve, which has had and may continue to have an adverse impact on our business operations and performance, and has and may continue to have a negative impact on our credit portfolio, stock price, borrowers and the economy as a whole both globally and domestically;

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
•

our ability to identify and address potential cybersecurity risks, heightened by the increased use of our virtual private network platform, including data security breaches, credential stuffing, malware, “denial-of-service” attacks, “hacking” and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation;

•	our ability to receive dividends from Hancock Whitney Bank could affect our liquidity, including our ability to pay dividends or take other capital actions;
•	a material decrease in net income or a net loss over several quarters could result in a decrease in, or the elimination of, our quarterly cash dividend;
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
•

potential claims, damages, penalties, fines and reputational damage resulting from pending or future litigation, regulatory proceedings and enforcement actions, including costs and effects of litigation related to our participation in stimulus programs associated with the government’s response to the COVID-19 pandemic;

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

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward looking statements. Additional factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, and in other periodic reports that we file with the SEC.

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

Impact of COVID-19

Much of the United States began the second quarter of 2020 with some degree of mandated closures for non-essential businesses to allow for social distancing measures in an effort to slow the spread of COVID-19. The economic fallout from the closures has resulted in significant economic harm nationally and across the footprint we serve. Incidence of infections has increased in our footprint in recent weeks, resulting in delays in planned phased economic reopenings. The fiscal stimulus packages announced in the latter part of the first quarter, including direct payments to consumers, unemployment benefits, and Paycheck Protection Program (PPP) loans, have helped to ease the negative impact to some extent. According to the Bureau of Economic Analysis, consumer spending increased 8.2% in May following declines of 6.6% in March and 12.6% in April. Further, according to the Bureau of Labor Statistics, the national employment market has experienced recent growth, with 2.7 million jobs added in May and 4.8 million in June across a variety of industries, most prevalently in the hospitality industry. Despite the recent growth, industries where we have significant concentration remain under financial pressure. Unemployment rates across our footprint are trending favorably since peaking in April. The impact to our business will be contingent upon the pace and success of business reopening measures in our markets, advancements for treatment and/or vaccines, and restoration of consumer confidence, which would allow for a successful restart of the economy. Timing and success of these items are difficult to predict; therefore, significant uncertainty exists for the near term. These economic conditions have been reflected in our second quarter results most notably through the allowance for credit losses and losses associated with a sale of a portion of our energy portfolio, discussed in more detail below.

The Company utilizes economic forecasts produced by Moody’s Analytics (Moody’s) that provide various scenarios to assist with the development of our outlook. These forecasts are anchored on a baseline forecast scenario, which by definition reflects a 50% probability distribution that the economy will perform better or worse than the forecasted baseline parameters. Several upside and downside scenarios are also provided that are derived from the baseline scenario. The June 2020 baseline scenario reflects the continued damage caused by the pandemic on the global economy with a sharp and severe recession that began in the latter part of the first quarter and continued through the second quarter. This scenario assumes the worst of the economic fallout from the virus occurred in the second quarter and that recovery begins in the third quarter of 2020, but at a slower pace than forecasted in the March 2020 scenarios. Key underlying assumptions are that (1) a second wave of the virus that seriously disrupts businesses again is not expected, (2) a vaccine will be made widely available in summer 2021, and (3) to support the economy, lawmakers will pass an additional stimulus bill in the second half of 2020. Further, the forecast includes the assumption that the Federal Reserve will continue to respond to the economic damage by maintaining rates at near zero until late 2023, providing liquidity to short-term funding markets, maintaining reduced bank capital, liquidity and reserve requirements, and utilizing unlimited quantitative easing through purchases of treasuries and agency mortgage backed securities.

The alternative Moody’s forecast scenarios have varying degrees of positive and negative severity of the outcome of the economic downturn, as well as varying shapes and length of recovery. Management determined that assumptions provided for in the stronger and slower near-term growth scenarios (S-1 and S-2, respectively) were reasonably possible, and as such, the S-1 and S-2 scenarios were given consideration through probability weighting in our allowance for credit losses calculation at June 30, 2020. We believe the alternative scenarios provided for are less likely to occur than baseline and have weighted them accordingly in developing our overall economic outlook. The extent to which observed and forecasted economic conditions deteriorate or recover beyond that currently forecasted may result in additional volatility and allowance for credit loss builds or releases in the future. Changes in the depth and duration of these unprecedented economic conditions may also require revisions to our currently forecasted cash flows that could result in impairment of certain intangible or other assets in future periods.

Our response at the outset of the pandemic was proactive and continues to be adaptive to current and forecasted economic and social conditions. Business continuity plans continue to be effective in maintaining operations and we continue to meet the needs of the customers we serve. Our online and mobile banking applications have also allowed us to continue to assist our customers. A mix of corporate service team members continue to support our operations effectively remotely. We have continued to take appropriate measures to maintain our liquidity and strengthen our balance sheet while maintaining solid capital levels. These measures include, among other things, increasing our line of credit with the Federal Reserve to $4.7 billion and increasing other internal sources (i.e. free securities and balances kept at the Federal Reserve) to $3.9 billion, to provide total net liquidity of $17.4 billion at June 30, 2020, an increase of $3.4 billion linked quarter. These measures have allowed the Company to continue to effectively support and participate in the various economic relief strategies employed at the federal level and provide loan payment deferral options in response to the pandemic to assist new and existing customers. In mid-May, deferral modifications of principal, and/or interest, under this program peaked at $3.6 billion. Demand or need for such modifications has diminished significantly since then, with $2.7 billion and $1.4 billion on active deferrals as of June 30 and July 15, 2020, respectively.

The Coronavirus Aid, Relief, and Economic Security ("CARES") Act, as amended, contains substantial tax and spending provisions intended to address the impact of the COVID-19 pandemic, including PPP, a $659 billion program designed to aid small- and medium-sized businesses through federally guaranteed loans distributed through banks. As of June 30, 2020, the Company had originated 12,662 PPP loans totaling $2.3 billion to our customers, approximately 89% of which were in amounts less than $350,000. The fees earned by originating these loans will be accreted into interest income over the expected life of the loans. Our second quarter results include $17.4 million of fees and interest attributable to these loans. Many of the PPP loans originated were self-funded, as recipients placed PPP loans in deposit accounts at the bank. This extra liquidity improved our net interest margin but negatively impacted service charges on deposits and certain other noninterest income items.

Two other strategic actions taken included successfully raising $172.5 million in subordinated notes and the opportunistic disposition of $497 million of energy-related loans. The issuance of the subordinated notes, which have a 40 year maturity and 6.25% interest rate, are included in tier 2 capital, providing additional capital to help support, among other things, the execution of an overall de-risking of the balance sheet, including the energy loan sale. Following these transactions, the Company remains in a solid capital position with an excess over regulatory required capital levels, including the capital conservation buffer. The execution of the energy loan sale has more closely aligned our asset quality metrics with peers and has provided for more granularity in the loan portfolio.

As noted above, our customers have taken measures to enhance their liquidity, with significant draws on existing credit lines at the end of the first quarter, participation in PPP, and seeking loan payment deferrals. Excluding the impact of PPP, there was contraction of the portfolio due to repayment of amounts drawn in first quarter compounded with general lack of loan demand. As funding from government sponsored relief programs is utilized and economic conditions remain depressed, loan demand will likely continue to fall in the near term. Also, with historically low interest rates and as the effects of fees earned on PPP loan diminish, pressure on the net interest margin will continue. On a positive note, customers have taken advantage of the favorable rate environment to refinance existing mortgages or purchase homes, which contributed favorably to the income from secondary mortgage operations during the second quarter. Increased mortgage origination volume will likely continue, albeit to a lesser extent, in the short-term with the expectation of returning to typical levels by the year’s end. We continue to monitor and respond to the impact of the pandemic closely, as well as any effects that may result from the CARES Act and future stimulus programs; however, the extent to which the pandemic will impact our operations and financial results during the remainder of 2020 and beyond is highly uncertain.

Overview of Second Quarter 2020

The Company reported a net loss for the second quarter of 2020 of $117.1 million, or $(1.36) per diluted common share (EPS). The second quarter loss reflects a provision for credit losses of $306.9 million that includes both an additional reserve build in response to deterioration in the macroeconomic environment from the pandemic and a provision related to the sale of $497 million in energy loans, discussed in more detail below. The Company reported a net loss for the first quarter 2020 of $111.0 million, or $(1.28) EPS and net income for the second quarter of 2019 of $88.3 million, or $1.01 EPS.

Subsequent to quarter end, on July 21, 2020, the Company closed on the sale of $497 million of energy loans to certain funds and accounts managed by Oaktree Capital Management, L.P. The sale includes reserve-based lending (RBL), midstream and nondrilling service credits. The Company received proceeds of approximately $257.5 million in the third quarter from the sale of these loans. All loans included in the transaction were re-classified as held for sale as of June 30, 2020, and charge-offs associated with the sale are reflected in the Company’s second quarter results. The portion of the provision for credit losses related to the transaction totaled $160.1 million (pre-tax), or $(1.47) per diluted share after tax (using a 21% income tax rate). The primary objective of this sale is to continue de-risking our loan portfolio by accelerating the disposition of assets that have been impacted by ongoing issues within the energy industry, and have now been further complicated by the pandemic. As a result of this transaction, both nonperforming assets and criticized loans show significant improvement at June 30, 2020, and our energy portfolio concentration was reduced from 4.4% to 1.7% of total loans, excluding PPP loans.

Second quarter 2020 results compared to first quarter 2020:

•

Net loss was $117.1 million, or $(1.36) per diluted share, including a provision for credit loss of $160.1 million (pre-tax) or $(1.47) per diluted share after tax (using a 21% income tax rate) related to the energy loan sale. Results also include a $146.8 million provision for credit losses, primarily to build reserves for sectors hardest hit by the pandemic.

•	Strengthened our allowance for credit losses to $479.2 million, or 2.12% of total loans or 2.36% of total loans, excluding PPP loans, up from $475.0 million, or 2.21% of total loans.
•	Net interest margin narrowed by 18 basis points (bps) to 3.23% driven by lower rate environment.
•	Pre-provision net revenue totaled $118.5 million in the second quarter of 2020, an increase of $2.8 million, or 2.4%, linked-quarter.
•

Net loan growth of $1.1 billion includes an increase of $2.3 billion of fully insured SBA PPP loans, partially offset by the $497 million energy loan sale and lower loan demand resulting from the pandemic.

•	Criticized commercial loans were down $182 million, or 34%, and nonperforming loans were down $94 million, or 33%, reflecting the impact of the energy loan sale.
•	Total deposits increased $2.3 billion as a result of additional customer liquidity from PPP and other economic stimulus funds.
•

Capital remains solid with common equity Tier 1 (CET1) ratio of 9.77% and tangible common equity (TCE) ratio of 7.33%; all regulatory ratios are well in excess of required levels, including capital conservation buffer.

•	Liquidity remains strong with over $17 billion in available sources of funding.

The second quarter’s results reflect our continued focus on de-risking our balance sheet in light of today’s environment. We made a strategic decision to opportunistically divest a large portion of our energy portfolio and, based on updated forecasts, we built a stronger level of reserves for what appears to be a longer and possibly deeper impact to our economies related to the pandemic. Despite those charges, our pre-provision net revenue improved linked-quarter, our capital remains solid and we expect that our actions through the first half of 2020 will provide a stronger reserve with less risk in the balance sheet, which should in turn lead to improved returns for our shareholders. We remain committed to helping both our clients and associates manage through this event.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) for the second quarter of 2020 was $241.1 million, a $6.5 million, or 3%, increase from the first quarter of 2020. Compared to the second quarter of 2019, net interest income (te) increased $17.5 million, or 8%. The linked quarter increase is primarily attributable to a $2.4 billion increase in average earning assets, of which $1.7 billion was the result of PPP loan originations and $0.6 billion was an increase in average short-term investments. The increase in interest income on earning assets was partially offset by negative impacts of a lower rate environment and a $2.5 million decrease in purchase accounting accretion. The increase compared to the same quarter of 2019 is attributable to an increase in earning asset balances, partially offset by the impact of a lower rate environment. The increase in earning asset balances is attributable to PPP loans and the increase in short term investments mentioned above, as well as the acquisition of MidSouth in the third quarter of 2019.

The net interest margin for the second quarter of 2020 was 3.23%, down 18 bps from the first quarter of 2020. The decrease is primarily due to the impact of the lower rate environment on earnings assets (11 bps), excess liquidity on the balance sheet in response to COVID-19 (6 bps), a $2.5 million reduction in purchase accounting accretion (4 bps) and a higher level of nonaccrual interest reversals (2 bps), partially offset by the impact of the PPP loans (5 bps) originated during the quarter.

The decline in Prime and LIBOR rates negatively impacted the yield on loans by 52 bps as approximately 54% of our loan portfolio is variable rate, with about 90% of those tied to either LIBOR or Prime. Approximately 40% of our variable rate loans have floors, most of which have been reached. Proactive deposit pricing and changes in wholesale funding, positively impacted the net interest margin by 29 bps.

Compared to the second quarter of 2019, the net interest margin decreased 22 bps, primarily driven by the lower rate environment that resulted in a 77 bp drop in the earning asset yield, partially offset by a 55 bp drop in the cost of funds.

Net interest income (te) for the first six months of 2020 was $475.7 million, up $29.1 million, or 7% from the first six months of 2019. The increase was largely driven by a $2.8 billion increase in average earning assets, primarily due to the MidSouth acquisition at the end of the third quarter of 2019, as well as the SBA PPP loans added during the second quarter of 2020. The increase in earning assets, coupled with a lower rate environment that helped drive down deposit and borrowing costs, was partially offset by the impact of lower yields on earning assets. Net interest margin was 3.31% for the first six months of 2020, down 14 bps from first six months of 2019.

We expect the net interest margin to remain relatively stable at current levels during the second half of 2020. We anticipate cash inflows from PPP loan forgiveness during the latter part of this year and lower levels of purchase accounting accretion to be headwinds to our margin, but we expect continued decreased funding costs to offset these factors. Management remains focused on maximizing return on excess liquidity resulting from the expected cash inflows.

The following tables detail the components of our net interest income (te) and net interest margin.

	Three Months Ended
	June 30, 2020			March 31, 2020			June 30, 2019
(dollars in millions)	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$17,931.8	$165.3	3.71%	$16,109.2	$182.5	4.56%	$15,081.9	$185.3	4.93%
Residential mortgage loans	2,923.2	28.4	3.89%	2,969.0	29.5	3.98%	2,969.7	30.1	4.06%
Consumer loans	2,102.0	25.3	4.85%	2,155.9	29.4	5.48%	2,098.5	30.3	5.79%
Loan fees & late charges	—	11.8	0.00%	—	(0.6)	0.00%	—	(0.1)	0.00%
Total loans (te) (b)	22,957.0	230.8	4.04%	21,234.1	240.8	4.56%	20,150.1	245.6	4.89%
Loans held for sale	90.0	0.6	2.89%	40.3	0.6	6.17%	27.9	0.3	4.96%
US Treasury and government agency securities	127.1	0.8	2.31%	124.7	0.8	2.37%	126.0	0.7	2.30%
Mortgage-backed securities and collateralized mortgage obligations	5,128.2	30.4	2.37%	5,139.5	31.3	2.44%	4,550.1	29.0	2.55%
Municipals (te)	866.3	6.6	3.06%	877.2	6.7	3.07%	906.8	7.1	3.12%
Other securities	8.0	0.1	4.31%	8.0	0.1	4.29%	3.5	0.0	3.30%
Total securities (te) (c)	6,129.6	37.9	2.47%	6,149.4	38.9	2.53%	5,586.4	36.8	2.64%
Total short-term investments	837.2	0.3	0.11%	206.9	0.5	0.87%	228.5	1.4	2.36%
Total earning assets (te)	$30,013.8	$269.6	3.61%	$27,630.7	$280.8	4.08%	$25,992.9	$284.1	4.38%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$9,387.3	$4.4	0.19%	$8,798.5	$12.7	0.58%	$8,026.0	$15.3	0.76%
Time deposits	3,005.1	11.9	1.60%	3,513.2	15.4	1.76%	3,817.8	19.4	2.03%
Public funds	3,320.3	6.3	0.76%	3,252.2	10.8	1.33%	3,194.1	15.2	1.91%
Total interest-bearing deposits	15,712.7	22.6	0.58%	15,563.9	38.9	1.01%	15,037.9	49.9	1.33%
Short-term borrowings	2,254.7	2.3	0.40%	2,150.2	4.5	0.83%	1,617.8	7.8	1.94%
Long-term debt	276.9	3.6	5.19%	231.4	2.8	4.76%	232.3	2.8	4.86%
Total borrowings	2,531.6	5.9	0.93%	2,381.6	7.3	1.22%	1,850.1	10.6	2.31%
Total interest-bearing liabilities	18,244.3	28.5	0.63%	17,945.5	46.2	1.03%	16,888.0	60.5	1.44%
Net interest-free funding sources	11,769.5			9,685.2			9,104.9
Total cost of funds	$30,013.8	$28.5	0.38%	$27,630.7	$46.2	0.67%	$25,992.9	$60.5	0.93%
Net interest spread (te)		$241.1	2.98%		$234.6	3.05%		$223.6	2.94%
Net interest margin	$30,013.8	$241.1	3.23%	$27,630.7	$234.6	3.41%	$25,992.9	$223.6	3.45%

(a)	Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities.
(d)

Included in interest income is net purchase accounting accretion of $3.7 million, $6.2 million and $4.8 million for the three months ended June 30, 2020, March 31, 2020 and June 30, 2019, respectively.

	Six Months Ended
	June 30, 2020			June 30, 2019
(dollars in millions)	Volume	Interest	Rate	Volume	Interest	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$17,020.5	$347.9	4.11%	$15,072.1	$365.8	4.89%
Residential mortgage loans	2,946.1	57.9	3.93%	2,956.1	61.2	4.14%
Consumer loans	2,128.9	54.7	5.17%	2,110.4	60.2	5.75%
Loan fees & late charges	—	11.2	0.00%	—	(1.0)	0.00%
Total loans (te) (b)	22,095.5	471.7	4.29%	20,138.6	486.2	4.86%
Loans held for sale	65.1	1.3	3.91%	24.3	0.6	4.96%
US Treasury and government agency securities	125.9	1.5	2.34%	124.9	1.4	2.28%
Mortgage-backed securities and collateralized mortgage obligations	5,133.8	61.7	2.40%	4,574.6	58.9	2.58%
Municipals (te)	871.8	13.4	3.06%	918.3	14.5	3.14%
Other securities	8.0	0.2	4.30%	3.5	0.1	3.19%
Total securities (te) (c)	6,139.5	76.8	2.50%	5,621.3	74.9	2.66%
Total short-term investments	522.1	0.6	0.26%	222.4	2.5	2.28%
Total earning assets (te)	$28,822.2	$550.4	3.83%	$26,006.6	$564.2	4.36%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$9,092.9	$17.1	0.38%	$8,054.1	$30.0	0.75%
Time deposits	3,259.1	27.4	1.69%	3,780.8	37.4	1.99%
Public funds	3,286.3	17.1	1.04%	3,127.7	28.6	1.85%
Total interest-bearing deposits	15,638.3	61.6	0.79%	14,962.6	96.0	1.29%
Short-term borrowings	2,202.4	6.7	0.61%	1,651.2	15.9	1.93%
Long-term debt	254.2	6.3	5.00%	228.6	5.6	4.92%
Total borrowings	2,456.6	13.0	1.07%	1,879.8	21.5	2.31%
Total interest-bearing liabilities	18,094.9	74.6	0.83%	16,842.4	117.5	1.41%
Net interest-free funding sources	10,727.3			9,164.2
Total cost of funds	$28,822.2	$74.6	0.52%	$26,006.6	$117.5	0.91%
Net interest spread (te)		$475.8	3.00%		$446.7	2.96%
Net interest margin	$28,822.2	$475.8	3.31%	$26,006.6	$446.7	3.45%

(a)	Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities.
(d)	Included in interest income is net purchase accounting accretion of $9.9 million and $9.8 million for the six months ended June 30, 2020 and 2019, respectively.

Provision for Credit Losses

During the second quarter of 2020, we recorded a provision for credit losses totaling $306.9 million, compared to $246.8 million in the first quarter of 2020 and $8.1 million in the second quarter of 2019. The provisions for credit losses recorded in the first and second quarters of 2020 include increases to the allowance for credit losses as a result of the impact of the pandemic and widespread economic shutdown. Approximately $146.8 million of the second quarter 2020 provision for credit losses was due to the impact of updated forecasts and continued elevated charge-offs. The updated Moody’s macroeconomic forecast scenarios reflected a more severe impact to our markets, which are more heavily concentrated in hospitality, retail trade, healthcare and energy. The energy loan sale resulted in additional provision for credit losses of $160.1 million in the second quarter of 2020, which included charge-offs of $242.6 million and a reserve release of $82.5 million. For the six months ended June 30, 2020, we recorded a total provision for credit losses of $553.7 million, compared to $26.1 million for the six months ended June 30, 2019. The year-over-year increase was also related to the impact of the pandemic and widespread economic shutdown and the additional provision related to the energy loan sale.

Net charge-offs in the second quarter of 2020 were $302.7 million, or 5.30% of average total loans on an annualized basis, compared to $43.8 million or 0.83% in the first quarter of 2020, and $7.2 million, or 0.14% in the second quarter of 2019. The second quarter of 2020 included $242.6 million of charge-offs on the energy loans moved to held for sale as a part of our strategy to reduce our concentration in that portfolio. The remaining $60.1 million of second quarter 2020 net charge-offs includes $20.7 million of healthcare-related and $25.9 million of energy-related charge-offs. The first quarter of 2020 included $35.9 million of energy-related net charge-offs, largely in the reserve based lending subsector.

The discussion of Allowance for Credit Losses and Asset Quality later in this Item provides additional information on these changes and on general credit quality.

Noninterest Income

Noninterest income totaled $73.9 million for the second quarter of 2020, down $10.4 million, or 12%, from the first quarter of 2020 and down $5.3 million, or 7%, compared to the second quarter of 2019. The decrease in noninterest income linked-quarter was primarily attributable to lower service charges as a result of higher average balances on deposit accounts following PPP loan fundings, stimulus payments and a lower level of consumer spending. Card fees were also negatively impacted by a lower level of spending. Almost all other categories of fees were down with the exception of secondary mortgage market fees and derivative fees. A $1.5 million gain on the sale of historic tax credits was also recorded in the first quarter of 2020. The decrease in noninterest income compared to the prior year was largely due to lower levels of income in all categories with the exception of secondary mortgage market fees and derivative fees, as a result of the current economic environment.

The components of noninterest income are presented in the following table for the indicated periods.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2020	2020	2019	2020	2019
Service charges on deposit accounts	$15,518	$22,837	$20,723	$38,355	$41,090
Trust fees	14,160	14,806	15,904	28,966	31,028
Bank card and ATM fees	15,957	17,362	16,619	33,319	31,909
Investment and annuity fees and insurance commissions	5,366	7,150	6,591	12,516	13,119
Secondary mortgage market operations	9,808	6,053	4,433	15,861	8,159
Income from bank-owned life insurance	3,317	4,266	4,083	7,583	7,348
Credit related fees	2,609	3,065	2,937	5,674	5,532
Income from derivatives	4,108	3,871	3,600	7,979	4,409
Other miscellaneous	3,100	4,977	4,360	8,077	7,159
Total noninterest income	$73,943	$84,387	$79,250	$158,330	$149,753

Service charges are composed of overdraft and insufficient funds fees, consumer, business and corporate analysis service charges, overdraft protection fees and other customer transaction-related charges. Service charges on deposits totaled $15.5 million for the second quarter of 2020, down $7.3 million, or 32%, from the first quarter of 2020 and down $5.2 million, or 25%, from the second quarter of 2019. The decrease from the prior quarter, as well as the same quarter last year, was largely due to lower overdraft activity and service-charge fees resulting from higher customer account balances due to economic stimulus, supplemental unemployment payments and PPP loan proceeds, as well as lower consumer spending due to quarantine restrictions and, to a lesser extent, a broadened policy for fee waivers.

Trust fees decreased $0.6 million, or 4%, linked quarter and decreased $1.7 million, or 11%, from the same quarter a year ago. The decrease compared to both periods was largely due to the downturn in the market beginning at the end of the first quarter of 2020 and continuing through much of the second quarter of 2020, impacting assets under management and related trust fees. The estimated fair value of trust assets under management as of June 30, 2020 was $8.8 billion, compared to $8.3 billion at March 31, 2020, and $9.4 billion at June 30, 2019.

Bank card and ATM fees include interchange and other income from credit and debit card transactions, fees earned from processing card transactions for merchants, and fees earned from ATM transactions. Bank card and ATM fees totaled $16.0 million for the second quarter of 2020, down $1.4 million, or 8%, from the first quarter of 2020 and down $0.7 million, or 4%, from the same quarter last year. Economic uncertainty caused by the pandemic has resulted in an overall decrease in spending and transaction volume, which has negatively impacted income in this category.

Investment and annuity fees and insurance commissions decreased $1.8 million, or 25%, compared to first quarter 2020 primarily due to decreases across most product lines due to both a disruption in the financial centers and a drop in the values of underlying portfolio holdings as a result of pandemic-related market volatility. Investment and annuity fees and insurance commissions decreased $1.2 million, or 19%, compared to second quarter 2019 largely due to the same reasons as the drop from the prior quarter, however corporate underwriting fees were up $0.2 million.

Income from secondary mortgage market operations is comprised of income produced from the origination and sales of residential mortgage loans in the secondary market. Income from secondary mortgage market operations was $9.8 million in the second quarter of 2020, up $3.8 million, or 62%, from the first quarter of 2020 and up $5.4 million, or 121%, from the second quarter of 2019. Origination volume during the second quarter of 2020, particularly when compared to the second quarter of 2019, was positively impacted by the lower rate environment. Mortgage production for the second quarter of 2020 was up 67% compared to the first quarter of 2020 and up 76% compared to the second quarter of 2019. Secondary mortgage market operations income will vary based on origination volume and the timing of subsequent sales. To the extent low interest rate trends persist, mortgage loan production may remain elevated in the near term.

Income from bank-owned life insurance is generated through insurance benefit proceeds as well as the growth of the cash surrender value of insurance contracts held. Income from bank-owned life insurance was $3.3 million in the second quarter of 2020, down $0.9 million, or 22%, from the first quarter of 2020 and down $0.8 million, or 19%, from the second quarter of 2019. The linked-quarter decrease is attributable to the fact that there were no benefit proceeds recorded in the second quarter of 2020, compared to $0.8 million in the first quarter of 2020 and $0.6 million in the second quarter of 2019.

Credit related fees include unused commitment fees and letter of credit fees. Credit related fees were $2.6 million for the second quarter of 2020, down $0.5 million, or 15%, from the first quarter of 2020 and down $0.3 million, or 11%, from the second quarter of 2019. The linked quarter decrease was due to both lower unused commitment fees and letter of credit fees, with the decrease over the same quarter last year primarily due to lower unused commitment fees, as customers drew on their lines as a source of liquidity as a cautionary measure in response to the pandemic.

Income from our customer interest rate derivative program totaled $4.1 million for the second quarter of 2020 compared to $3.9 million in the first quarter of 2020 and $3.6 million for the second quarter of 2019. Increased derivative income reflects higher transaction volume due to customer demand given the lower interest rates in the second quarter of 2020. Derivative income can be volatile and is dependent upon the composition of the portfolio, customer sales activity and market value adjustments due to market interest rate movement.

Other miscellaneous income was $3.1 million in the second quarter of 2020, down $1.9 million compared to the first quarter of 2020 and down $1.3 million compared to the second quarter of 2019. The decrease compared to the prior quarter was largely due to a $1.5 million gain on the sale of historic tax credits in the prior quarter as well as a decrease of $0.5 million in income from investments in small business investment companies, partially offset by a $0.1 million increase in syndication fees. The decrease compared to the second quarter of 2019 includes a decrease of $1.4 million in income from investments in small business investment companies, partially offset by a $0.2 million increase in syndication fees.

Noninterest income for the first six months of 2020 totaled $158.3 million, up $8.6 million, or 6% from the first six months of 2019. The impact of the lower rate environment drove a surge in activity in secondary mortgage market operations with fees up $7.7 million or 94%, as well as an increase in derivative activity, with fees up $3.6 million, or 81%. Also included in the first six months of 2020 was a $1.5 million gain on the sale of historic tax credits. Card fees were up $1.4 million, or 4%, due largely to increased activity as a result of the acquisition of MidSouth in the third quarter of 2019. These increases were partially offset by lower service charges, down $2.7 million and trust fees, down $2.1 million.

Noninterest Expense

Noninterest expense for the second quarter of 2020 was $196.5 million, down $6.8 million, or 3%, from the first quarter of 2020, and up $13.0 million, or 7%, from the second quarter of 2019. The linked quarter decrease is largely due to write downs of $9.8 million of equity interests recorded in the first quarter of 2020. The increase over the same quarter of 2019 is largely due to an increase in personnel costs related to annual merit raises as well as the acquisition of MidSouth and additional costs incurred in response to the pandemic.

The components of noninterest expense for the periods indicated are presented in the following tables.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2020	2020	2019	2020	2019
Compensation expense	$98,756	$91,071	$87,747	$189,827	$171,715
Employee benefits	21,653	22,478	18,888	44,131	38,618
Personnel expense	120,409	113,549	106,635	233,958	210,333
Net occupancy expense	13,559	12,522	12,961	26,081	24,945
Equipment expense	4,752	4,617	4,342	9,369	9,021
Data processing expense	21,250	22,047	20,088	43,297	39,419
Professional services expense	10,985	9,741	9,665	20,726	17,833
Amortization of intangible assets	5,169	5,345	5,047	10,514	10,185
Deposit insurance and regulatory fees	5,116	5,815	4,755	10,931	10,161
Other real estate and foreclosed asset (income) expense	(460)	10,130	395	9,670	(596)
Advertising	2,696	4,234	3,253	6,930	6,333
Corporate value and franchise taxes	4,481	4,296	4,215	8,777	8,257
Telecommunications and postage	3,374	4,065	3,363	7,440	6,829
Entertainment and contributions	3,384	2,447	2,742	5,831	5,450
Travel expense	396	1,111	1,344	1,507	2,442
Printing and supplies	1,627	1,108	1,092	2,735	2,261
Tax credit investment amortization	961	961	1,234	1,921	2,372
Other retirement expense	(6,337)	(6,122)	(4,152)	(12,459)	(8,257)
Other miscellaneous	5,177	7,469	6,588	12,646	12,279
Total noninterest expense	$196,539	$203,335	$183,567	$399,874	$359,267

Personnel expense consists of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance. Personnel expense totaled $120.4 million for the second quarter of 2020, up $6.9 million, or 6%, compared to the prior quarter due primarily to higher compensation expense related to annual merit increases, overtime related to an increase in the volume of mortgage origination and implementation of the PPP and other support costs in response to the pandemic. Incentive compensation increased $2.5 million from the prior quarter, primarily related to the increase in mortgage production. Compared to the second quarter of 2019, personnel costs were up $13.8 million, or 13%, primarily related to annual merit increases, and the acquisition of MidSouth.

Occupancy and equipment expenses are primarily composed of lease expenses, depreciation, maintenance and repairs, rent, taxes, and other expenses related to equipment used by the Company. Occupancy and equipment expenses totaled $18.3 million in the second quarter of 2020, up $1.2 million, or 7%, from the first quarter of 2020 and up $1.0 million, or 6%, from the second quarter of 2019. The linked-quarter increase was largely due to additional cleaning expenses and the installation of additional safety measures related to the pandemic, as well as annual insurance payments made during the second quarter of 2020. The increase compared to the second quarter of 2019 is largely attributable to locations added in the MidSouth acquisition, as well as additional pandemic related costs, and equipment maintenance, partially offset by lower expenses associated with building maintenance and utilities.

Data processing expense includes expenses related to third party technology processing and servicing costs, technology project costs and fees associated with bankcard and ATM transactions. Data processing expense was $21.3 million for the second quarter of 2020, down $0.8 million, or 4%, to the first quarter of 2020, and up $1.2 million, or 6%, compared to the second quarter of 2019. Data processing expense was down from the first quarter of 2020 due to lower level of ATM and card activity. The increase from the second quarter of 2019 was primarily due to investments in new technology, as well as expenses from increased card activity as a result of the acquisition of MidSouth.

Professional services expense for the second quarter of 2020 totaled $11.0 million, up $1.2 million, or 13%, compared to the previous quarter and $1.3 million, or 14%, from the second quarter of 2019. The increase over the first quarter of 2020 and the second quarter of 2019 is primarily attributable to higher consulting fees, including support related to the PPP, and legal fees.

Deposit insurance and regulatory fees totaled $5.1 million, down $0.7 million, or 12%, from the first quarter of 2020 and up $0.4 million, or 8%, from the second quarter of 2019. The decrease from the prior quarter is largely due to the favorable impact of an improved liquidity position in the risk based assessment, due in part to favorable treatment of PPP loans. The increase compared to 2019 is primarily due to higher assessment base and rates, largely driven by the MidSouth acquisition.

Corporate value and franchise tax expense for the second quarter of 2020 totaled $4.5 million, up $0.2 million, or 4%, compared to the prior quarter and $0.3 million, or 6%, compared to the same quarter last year. The increase from both the prior quarter and the first quarter of 2019 is primarily attributable to the impact the acquisition of MidSouth had on our operations and the corresponding effect on our corporate value and franchise tax calculations.

Business development-related expenses (including advertising, travel, entertainment and contributions) were $6.5 million for the second quarter of 2020, down $1.3 million, or 17%, from the first quarter of 2020 and $0.9 million, or 12%, from the second quarter of 2019. The linked-quarter decrease was largely due to a $1.5 million decrease in advertising and a reduction in travel as a result of the pandemic, partially offset by a $2.5 million contribution as an investment in Gulf South communities to help with the effects of the pandemic. The year over year decrease was largely due to a decrease in travel as a result of the pandemic and a decrease in advertising.

Other real estate and foreclosed asset income of $0.5 million reflects gains in excess of losses for the second quarter of 2020, compared to expense of $10.1 million in the first quarter of 2020 and expense of $0.4 million in the second quarter of 2019. First quarter of 2020 expense included a non-cash write-down totaling $9.8 million of equity interests in two energy-related companies received in borrower bankruptcy restructurings.

All other expenses, excluding amortization of intangibles, totaled $4.8 million for the second quarter of 2020, a decrease of $2.7 million, or 36% from the first quarter of 2020 and down $3.3 million, or 41% from the second quarter of 2019. The linked-quarter decrease was primarily due to branch write downs of $1.2 million in the first quarter of 2020 and lower telephone and postage expense. Year over year decrease was due to lower other retirement expense due to the performance of plan assets, lower printing and supplies expense and lower miscellaneous expense.

Total noninterest expense totaled $399.9 million for the first six months of 2020, up $40.6 million or 11% from the same period last year. Personnel expense was up $23.6 million, or 11%, related to the MidSouth acquisition, merit-based compensation increases and other costs associated with the pandemic, including the implementation of the Paycheck Protection Program. Other real estate expense is up $10.3 million with a $9.8 million write-down of equity interest in energy related companies during the first quarter of 2020. Data processing was up $3.9 million with an increase in ATM and card fee activity with the acquisition of MidSouth, as well as an increase in software amortization. Professional services expense was up $2.9 million, or 16%. These increases were partially offset by a $4.2 million decrease in other retirement expense with better performance from plan assets.

Income Taxes

The effective income tax rate for the second quarter of 2020 was approximately 38.9%, compared to 17.5% in the first quarter of 2020 and 17.9% in the second quarter of 2019. Many factors impact the effective tax rate including, but not limited to, the level of pre-tax income and the relative impact of net tax benefits related to tax credit investments, tax-exempt interest, bank-owned life insurance, and nondeductible expenses. The increase in the second quarter 2020 effective tax rate was largely attributable to the sizable pre-tax loss incurred year-to-date, which caused a significant decrease in our projected annual pre-tax income as compared to the prior quarter.

Additionally, the effective tax rate could be impacted by discrete items that may occur in any given period, such as tax benefits from share-based compensation and changes in valuation allowances that are recognized as a separate component from continuing operations in the interim period the items impact. The effect of a change in tax laws or rates on existing deferred tax assets and liabilities are also recognized as a discrete item in the interim period that includes the enactment date of the change. As such, we recognized a discrete benefit of $7.1 million in the first quarter of 2020 related to our intent to carryback a net operating loss attribute that we inherited from an acquired entity to a 35% statutory tax rate year (provided for under the CARES Act).

Our effective tax rate has historically varied from the federal statutory rate primarily because of tax-exempt income and tax credits. Interest income on bonds issued by or loans to state and municipal governments and authorities, and earnings from the life insurance contract program are the major components of tax-exempt income. The main source of tax credits has been investments in tax-advantaged securities and tax credit projects. These investments are made primarily in the markets we serve and are directed at tax credits issued under the Federal and State New Market Tax Credit (“NMTC”) programs, Low-Income Housing Tax Credit (“LIHTC”) programs, as well as pre-2018 Qualified Zone Academy Bonds (“QZAB”) and Qualified School Construction Bonds (“QSCB”). These investments generate tax credits, which reduce current and future taxes and are recognized when earned as a benefit in the provision for income taxes.

We have invested in NMTC projects through investments in our own Community Development Entity (“CDE”), as well as other unrelated CDEs. Federal tax credits from NMTC investments are recognized over a seven-year period, while recognition of the benefits from state tax credits varies from three to five years. Our LIHTC investments to date are through variable interest entities for which the Company is not the primary beneficiary and, therefore, are not consolidated. LIHTC credits from the affordable housing projects are recognized over a ten-year period, beginning with the year the rental activity begins, as a reduction of the provision for income taxes.

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

Selected Financial Data

The following tables contain selected financial data as of the dates and for the periods indicated.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2020	2020	2019	2020	2019
Common Share Data
Earnings per share:
Basic	$(1.36)	$(1.28)	$1.01	$(2.64)	$1.92
Diluted	$(1.36)	$(1.28)	$1.01	$(2.64)	$1.92
Cash dividends paid	$0.27	$0.27	$0.27	$0.54	$0.54
Book value per share (period-end)	$38.41	$39.65	$38.70	$38.41	$38.70
Tangible book value per share (period-end)	$27.38	$28.56	$28.46	$27.38	$28.46
Weighted average number of shares (000s):
Basic	86,301	87,186	85,728	86,744	85,708
Diluted	86,301	87,186	85,835	86,744	85,810
Period-end number of shares (000s)	86,342	86,275	85,759	86,342	85,759

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30	June 30
(in thousands)	2020	2020	2019	2020	2019
Income Statement:
Interest income	$266,342	$277,343	$280,378	$543,685	$556,661
Interest income (te) (a)	269,590	280,791	284,096	550,381	564,203
Interest expense	28,476	46,155	60,510	74,631	117,539
Net interest income (te)	241,114	234,636	223,586	475,750	446,664
Provision for credit losses	306,898	246,793	8,088	553,691	26,131
Noninterest income	73,943	84,387	79,250	158,330	149,753
Noninterest expense (excluding amortization of intangibles)	191,370	197,990	178,520	389,360	349,082
Amortization of intangibles	5,169	5,345	5,047	10,514	10,185
Income before income taxes	(191,628)	(134,553)	107,463	(326,181)	203,477
Income tax expense (benefit)	(74,556)	(23,520)	19,186	(98,076)	36,036
Net income (loss)	$(117,072)	$(111,033)	$88,277	$(228,105)	$167,441
For informational purposes - included above, pre-tax
Provision for credit loss associated with energy loan sale	$160,101	—	—	$160,101	—

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2020	2020	2019	2020	2019
Performance Ratios
Return on average assets	(1.42)%	(1.46)%	1.24%	(1.44)%	1.18%
Return on average common equity	(13.59)%	(12.72)%	10.96%	(13.15)%	10.64%
Return on average tangible common equity	(18.75)%	(17.51)%	15.07%	(18.13)%	14.73%
Earning asset yield (te)	3.61%	4.08%	4.38%	3.83%	4.36%
Total cost of funds	0.38%	0.67%	0.93%	0.52%	0.91%
Net Interest Margin (te)	3.23%	3.41%	3.45%	3.31%	3.45%
Noninterest income to total revenue (te)	23.74%	26.45%	26.17%	24.97%	25.11%
Efficiency ratio (b)	60.74%	62.06%	58.95%	61.41%	58.53%
Average loan/deposit ratio	85.97%	87.28%	87.09%	86.60%	87.08%
FTE employees (period-end)	4,196	4,148	3,930	4,196	3,930
Capital Ratios
Common stockholders' equity to total assets	9.98%	10.77%	11.54%	9.98%	11.54%
Tangible common equity ratio (c)	7.33%	8.00%	8.75%	7.33%	8.75%

(a)	Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)	The efficiency ratio is noninterest expense to total net interest (te) and noninterest income, excluding amortization of purchased intangibles and nonoperating items.
(c)	The tangible common equity ratio is common stockholders’ equity less intangible assets divided by total assets less intangible assets.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
($ in thousands)	2020	2020	2019	2020	2019
Asset Quality Information
Nonaccrual loans (a) (b)	$183,979	$254,058	$209,831	$183,979	$209,831
Restructured loans - still accruing	9,848	34,251	101,250	9,848	101,250
Total nonperforming loans	193,827	288,309	311,081	193,827	311,081
ORE and foreclosed assets	18,724	18,460	27,520	18,724	27,520
Total nonperforming assets	$212,551	$306,769	$338,601	$212,551	$338,601
Accruing loans 90 days past due (c)	$5,230	$17,790	$6,493	$5,230	$6,493
Net charge-offs	302,684	43,764	7,151	346,448	25,020
Allowance for loan losses	442,638	426,003	195,625	442,638	195,625
Reserve for unfunded lending commitments	36,571	48,992	—	36,571	—
Allowance for credit losses	479,209	474,995	195,625	479,209	195,625
Total provision for credit losses	306,898	246,793	8,088	553,691	26,131
Ratios:
Nonperforming assets to loans, ORE and foreclosed assets	0.94%	1.42%	1.68%	0.94%	1.68%
Accruing loans 90 days past due to loans	0.02%	0.08%	0.03%	0.02%	0.03%
Nonperforming assets + accruing loans 90 days past due to loans, ORE and foreclosed assets	0.96%	1.51%	1.71%	0.96%	1.71%
Net charge-offs to average loans	5.30%	0.83%	0.14%	3.15%	0.25%
Allowance for loan losses to period-end loans	1.96%	1.98%	0.97%	1.96%	0.97%
Allowance for credit losses to period-end loans	2.12%	2.21%	0.97%	2.12%	0.97%
Allowance for loan losses to nonperforming loans + accruing loans 90 days past due	222.37%	139.17%	61.60%	222.37%	61.60%
For informational purposes - included above
Provision for credit loss associated with energy loan sale	$160,101	—	—	$160,101	—
Charge-offs associated with energy loan sale	242,628	—	—	242,628	—
(a)	Included in nonaccrual loans are nonaccruing restructured loans totaling $55.2 million, $117.9 million and $99.1 million at June 30, 2020, March 31, 2020, and December 31, 2019, respectively.
(b)

Nonaccrual loans do not include purchased credit impaired loans accounted for under ASC 310-30 that would have otherwise been considered nonperforming, totaling $10.3 million at 6/30/2019. Effective 1/1/2020, with the Adoption of ASC 326, such metrics include both originated and acquired balances.

(c)

Loans past due 90 days or more do not include purchased credit impaired loans accounted for under ASC 310-30 that would have otherwise been considered delinquent, totaling $2.6 million at 6/30/2019. Effective 1/1/2020, with the adoption of ASC 326, such metrics include both originated and acquired balances.

	June 30,	March 31,	December 31,	September 30,	June 30,
(in thousands)	2020	2020	2019	2019	2019
Period-End Balance Sheet
Total loans	$22,628,377	$21,515,681	$21,212,755	$21,035,952	$20,175,812
Loans held for sale	364,416	67,587	55,864	75,789	36,150
Securities	6,381,803	6,374,490	6,243,313	6,404,719	5,725,735
Short-term investments	760,194	876,314	110,229	49,513	151,062
Earning assets	30,134,790	28,834,072	27,622,161	27,565,973	26,088,759
Allowance for loan losses	(442,638)	(426,003)	(191,251)	(195,572)	(195,625)
Goodwill and other intangible assets	951,746	956,916	962,260	977,369	878,051
Other assets	2,571,502	2,396,708	2,207,587	2,195,779	1,990,678
Total assets	$33,215,400	$31,761,693	$30,600,757	$30,543,549	$28,761,863
Noninterest-bearing deposits	$11,759,085	$9,204,631	$8,775,632	$8,686,383	$8,114,632
Interest-bearing transaction and savings deposits	9,605,254	8,931,192	8,845,097	8,758,993	8,034,801
Interest-bearing public fund deposits	3,326,033	3,251,445	3,364,416	2,954,966	3,159,790
Time deposits	2,631,896	3,621,228	2,818,430	3,800,957	3,926,819
Total interest-bearing deposits	15,563,183	15,803,865	15,027,943	15,514,916	15,121,410
Total deposits	27,322,268	25,008,496	23,803,575	24,201,299	23,236,042
Short-term borrowings	1,754,875	2,673,283	2,714,872	2,108,815	1,641,598
Long-term debt	386,269	225,606	233,462	246,641	232,754
Other liabilities	435,831	433,244	381,163	400,414	332,554
Stockholders' equity	3,316,157	3,421,064	3,467,685	3,586,380	3,318,915
Total liabilities & stockholders' equity	$33,215,400	$31,761,693	$30,600,757	$30,543,549	$28,761,863
For informational purposes only - included above
SBA Paycheck Protection Program (PPP) loans	$2,286,963	—	—	—	—

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2020	2020	2019	2020	2019
Average Balance Sheet
Total loans	$22,957,032	$21,234,016	$20,150,104	$22,095,524	$20,138,590
Loans held for sale	89,935	40,318	27,873	65,126	24,266
Securities (a)	6,129,616	6,149,432	5,586,390	6,139,524	5,621,345
Short-term investments	837,246	206,886	228,527	522,066	222,394
Earning assets	30,013,829	27,630,652	25,992,894	28,822,240	26,006,595
Allowance for loan losses	(425,844)	(241,364)	(195,238)	(333,604)	(195,808)
Goodwill and other intangible assets	954,252	959,500	880,497	956,876	882,926
Other assets	2,594,469	2,314,813	1,859,657	2,454,642	1,801,204
Total assets	$33,136,706	$30,663,601	$28,537,810	$31,900,154	$28,494,917
Noninterest-bearing deposits	$10,989,921	$8,763,359	$8,099,621	$9,876,640	$8,163,306
Interest-bearing transaction and savings deposits	9,387,292	8,798,483	8,026,012	9,092,887	8,054,141
Interest-bearing public fund deposits	3,320,338	3,252,233	3,194,113	3,286,286	3,127,708
Time deposits	3,005,071	3,513,167	3,817,817	3,259,119	3,780,761
Total interest-bearing deposits	15,712,701	15,563,883	15,037,942	15,638,292	14,962,610
Total deposits	26,702,622	24,327,242	23,137,563	25,514,932	23,125,916
Short-term borrowings	2,254,731	2,150,164	1,617,776	2,202,447	1,651,155
Long-term debt	276,891	231,438	232,277	254,165	228,642
Other liabilities	436,845	445,030	319,691	440,938	314,616
Stockholders' equity	3,465,617	3,509,727	3,230,503	3,487,672	3,174,588
Total liabilities & stockholders' equity	$33,136,706	$30,663,601	$28,537,810	$31,900,154	$28,494,917
For informational purposes only - included above
SBA Paycheck Protection Program (PPP) loans	$1,727,797	—	—	$863,898	—

(a)	Average securities do not include unrealized holding gains/losses on available for sale securities.

Reconciliation of Non-GAAP Measures

Operating revenue (te) and operating pre-provision net revenue (te)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2020	2020	2019	2020	2019
Net interest income	$237,866	$231,188	$219,868	$469,054	$439,122
Noninterest income	73,943	84,387	79,250	158,330	149,753
Total revenue	$311,809	$315,575	$299,118	$627,384	$588,875
Taxable equivalent adjustment (a)	3,248	3,448	3,718	6,696	7,542
Total revenue (te)	$315,057	$319,023	$302,836	$634,080	$596,417
Noninterest expense	(196,539)	(203,335)	(183,567)	(399,874)	(359,267)
Nonoperating expense	—	—	—	—	—
Operating pre-prevision net revenue (te)	$118,518	$115,688	$119,269	$234,206	$237,150

Operating earnings per share - diluted

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2020	2020	2019	2020	2019
Net income (loss)	$(117,072)	$(111,033)	$88,277	$(228,105)	$167,441
Net income and dividends allocated to participating securities	(422)	(427)	(1,502)	(849)	(2,839)
Net income (loss) available to common shareholders	(117,494)	(111,460)	86,775	(228,954)	164,602
Nonoperating items, net of applicable income tax	—	—	—	—	—
Nonoperating items allocated to participating securities	—	—	—	—	—
Operating earnings (loss) available to common shareholders	$(117,494)	$(111,460)	$86,775	(228,954)	164,602
Weighted average common shares - diluted	86,301	87,186	85,835	86,744	85,810
Earnings per share - diluted	$(1.36)	$(1.28)	$1.01	$(2.64)	$1.92
Operating earnings per share - diluted	$(1.36)	$(1.28)	$1.01	$(2.64)	$1.92

(a)	Taxable equivalent adjustment (te) amounts are calculated using a federal income tax rate of 21%.

LIQUIDITY

Liquidity management is focused on ensuring that funds are available to meet the cash flow requirements of our depositors and borrowers, while also meeting the operating, capital and strategic cash flow needs of the Company, the Bank and other subsidiaries. As part of the overall asset and liability management process, liquidity management strategies and measurements have been developed to manage and monitor liquidity risk. Management has taken deliberate, proactive measures to manage liquidity during this period of unprecedented economic uncertainty. In the first quarter of 2020, in anticipation of further disruption in the financial and credit markets, the Company enacted strategies to strengthen liquidity through various measures to ensure we have funds available to meet the needs of our day to day operations and those of our customers. At June 30, 2020, we had over $17 billion in net available sources of funds, summarized as follows:

	June 30, 2020
(in millions)	Total Available	Amount Used	Net Availability
Internal Sources
Free Securities and Other	$3,931	$—	$3,931
External Sources
Federal Home Loan Bank	6,193	2,587	3,606
Federal Reserve Bank	4,721	—	4,721
Brokered Deposits	4,098	498	3,600
Other	1,504	—	1,504
Total Liquidity	$20,447	$3,085	$17,362

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities and repayments of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window. Management has established an internal target for the ratio of free securities to total securities to be 20% or more. As shown in the table below, our ratio of free securities to total securities was 48.83% at June 30, 2020, compared to 25.42% at March 31, 2020 and 40.10% at June 30, 2019. The total of pledged securities at June 30, 2020 was $3.3 billion, down $1.5 billion from March 31, 2020. March 31, 2020 included $1.5 billion additional pledged securities as part of our COVID-19 asset liability response strategy, which provided enhanced liquidity through additional borrowing capacity at the Federal Reserve. These securities were released in June 2020 and replaced with the pledge of $2.3 billion of PPP loans. Securities and FHLB letters of credit are pledged as collateral related to public funds and repurchase agreements.

	June 30	March 31,	December 31,	September 30,	June 30,
Liquidity Metrics	2020	2020	2019	2019	2019
Free securities / total securities	48.83%	25.42%	47.27%	54.44%	40.10%
Core deposits / total deposits	94.53%	90.48%	93.54%	90.31%	89.30%
Wholesale funds / core deposits	10.37%	17.76%	13.99%	15.54%	15.13%
Quarter-to-date average loans /quarter-to-date average deposits	85.97%	87.28%	88.22%	87.47%	87.09%

The liability portion of the balance sheet provides liquidity mainly through the Company’s ability to use cash sourced from various customers’ interest-bearing and noninterest-bearing deposit and sweep accounts. At June 30, 2020, deposits totaled $27.3 billion, an increase of $2.3 billion, or 9%, from March 31, 2020 and an increase of $4.1 billion, or 18%, from June 30, 2019. The increase over March 31, 2020 is due to PPP loan proceeds and other stimulus funds being held in deposit accounts. The increase compared to June 30, 2019 is also due to stimulus activity and the acquisition of $1.3 billion in deposits in the MidSouth transaction. Core deposits consist of total deposits excluding certificates of deposit (“CDs”) of $250,000 or more and brokered deposits. Core deposits totaled $25.8 billion at June 30, 2020, an increase of $3.2 billion from March 31, 2020, and $5.1 billion from June 30, 2019. The ratio of core deposits to total deposits was 94.53% at June 30, 2020, compared to 90.48% at March 31, 2020 and 89.30% at June 30, 2019. Brokered deposits totaled $538.3 million as of June 30, 2020, a decrease of $580.4 million compared to March 31, 2020 and a decrease of $726.6 million compared to June 30, 2019. Brokered deposits were lower compared to prior periods due to maturities that were replaced with the higher level of customer deposits.

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

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At June 30, 2020, the Bank had borrowings of approximately $1.1 billion and had approximately $3.6 billion available under this line The unused borrowing capacity at the Federal Reserve’s discount window is approximately $4.7 billion; there were no outstanding borrowings with the Federal Reserve at any date during any period covered by this report.

The Company is offering loan modifications under Section 4013 of the CARES Act to offer assistance to our customers impacted by the pandemic. The Company has sufficient excess liquidity to cover cash flow reduction due to the short-term loan payment deferrals.

Wholesale funds, which are comprised of short-term borrowings, long-term debt and brokered deposits were 10.37% of core deposits at June 30, 2020, compared to 17.76% at March 31, 2020 and 15.13% at June 30, 2019. At June 30, 2020, wholesale funds totaled $2.7 billion, a decrease of $1.3 billion, or 33%, from March 31, 2020 and a decrease of $459.8 million, or 15%, from June 30, 2019. The linked quarter decrease in wholesale funds was primarily related to decreases in FHLB borrowings, brokered deposits and federal funds purchased, offset by increases in repurchase agreements and long-term debt. The year over year decrease in wholesale funds was primarily related to a decrease in brokered deposits, partially offset by increases in short-term borrowings and long-term debt. The Company has established an internal target for wholesale funds to be less than 25% of core deposits.

Another key measure used to monitor our liquidity position is the loan-to-deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding). The loan-to-deposit ratio measures the amount of funds the Company lends for each dollar of deposits on hand. Our average loan-to-deposit ratio for the second quarter of 2020 was 85.97%, compared to 87.28% for the first quarter of 2020 and 87.09% for the second quarter of 2019. Management has an established target range for the loan-to-deposit ratio of 87% to 89%, but may operate outside that range under certain circumstances.

Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds for the six months ended June 30, 2020 and 2019.

Dividends received from the Bank have been the primary source of funds available to the Parent for the payment of dividends to our stockholders and for servicing its debt. The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends the Bank can distribute to the Parent. On June 9, 2020, the Parent completed the issuance of subordinated notes payable with an aggregate principal amount of $172.5 million, providing additional liquidity that can be used by the Parent or to provide capital to the Bank, if deemed appropriate.

CAPITAL RESOURCES

Stockholders’ equity totaled $3.3 billion at June 30, 2020, down $104.9 million, or 3%, from March 31, 2020 and relatively unchanged from June 30, 2019. The tangible common equity ratio was 7.33% at June 30, 2020, compared to 8.00% at March 31, 2020 and 8.75% at June 30, 2019. The decrease in the tangible common equity ratio from March 31, 2020 was primarily attributable to an increase in tangible assets as a result of the PPP loans and the impact of the energy loan sale. The decrease from June 30, 2019 was mainly due to an increase in tangible assets from the PPP loans, increased liquid assets, and the Midsouth acquisition, as well as decreased earnings as a result of the impact of the pandemic and the energy loan sale. The tangible common equity ratio at June 30, 2020 fell below management’s internal target of at least 8.00%; however, we expect to build to levels above 8.00% by year end, assuming the economy and earnings perform as expected and tangible assets decrease from a reduction in both liquid assets and PPP loans.

The regulatory capital ratios of the Company and the Bank at June 30, 2020 remained well in excess of current regulatory minimum requirements, and the Company and the Bank have been categorized as “well-capitalized” in the most recent notices received from our regulators. As of June 30, 2020, all regulatory capital ratios for the Company exceeded regulatory minimum levels including capital conservation buffers by at least $312 million. Refer to the Supervision and Regulation section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion of our capital requirements.

The following table shows the regulatory capital ratios for the Company and the Bank as calculated under current rules for the indicated periods. The capital ratios as of June 30, 2020 reflect the election to use the interim final five-year transition rule issued on March 27, 2020 available for institutions required to adopt CECL as of January 1, 2020. The new CECL transition rule allows for the option to delay for two years the estimated impact of CECL on regulatory capital (0%), followed by a three-year transition (25% in 2022, 50% in 2023, 75% in 2024, and 100% thereafter). In addition, the two-year delay also includes full impact of January 1, 2020 impact plus an estimated impact of CECL calculated quarterly as 25% of the current ACL over the January 1, balance (modified transition amount). The modified transition amount will be recalculated each quarter in 2020 and 2021, with the December 31, 2021 impact carrying through remaining three-year transition. The election to use the revised final CECL transition rules favorably impacted our leverage ratio upon adoption by 19 bps and our tier 1 common, tier 1 and total capital regulatory ratios by 22 bps.

	Well-	June 30,	March 31,	December 31,	September 30,	June 30,
	Capitalized	2020	2020	2019	2019	2019
Total capital (to risk weighted assets)
Hancock Whitney Corporation	10.00%	12.36%	11.87%	11.90%	12.43%	12.43%
Hancock Whitney Bank	10.00%	11.17%	11.45%	11.53%	11.19%	11.81%
Tier 1 common equity capital (to risk weighted assets)
Hancock Whitney Corporation	6.50%	9.78%	10.02%	10.50%	11.02%	10.94%
Hancock Whitney Bank	6.50%	9.91%	10.20%	10.74%	10.39%	10.97%
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	8.00%	9.78%	10.02%	10.50%	11.02%	10.94%
Hancock Whitney Bank	8.00%	9.91%	10.20%	10.74%	10.39%	10.97%
Tier 1 leverage capital
Hancock Whitney Corporation	5.00%	7.37%	8.40%	8.76%	9.49%	9.10%
Hancock Whitney Bank	5.00%	7.47%	8.55%	8.96%	8.95%	9.12%

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

On October 18, 2019, the Company entered into an accelerated share repurchase (“ASR”) agreement with Morgan Stanley & Co. LLC (“Morgan Stanley”) to repurchase $185 million of the Company’s common stock. Pursuant to the ASR agreement, the Company made a $185 million payment to Morgan Stanley on October 21, 2019, and received on the same day an initial delivery of approximately 3.6 million shares of the Company’s common stock. On March 18, 2020, pursuant to the terms of the agreement, the final settlement of the ASR commenced whereby the Company received approximately $12.1 million and a final delivery of 1.0 million shares.

In January 2020, the Company repurchased 315,851 shares of its common stock at a price of $40.26 in a privately negotiated transaction. The Company has repurchased a total of 4.9 million shares of the 5.5 million authorized under the buyback program at an average price of $37.65 per share through the ASR agreement and the privately negotiated transaction. The Company has suspended further repurchases of shares under this program.

On May 20, 2020, our board of directors declared a regular second quarter cash dividend of $0.27 per share, consistent with the prior quarter. The Company intends to pay its next quarterly dividend and is in consultation with its regulators regarding the dividend payment, while the board evaluates the dividend payout policy quarterly.

On June 9, 2020, the Parent completed the issuance of subordinated notes with an aggregate principal amount of $172.5 million and a stated maturity of June 15, 2060, that qualify as tier 2 in the calculation of certain regulatory capital ratios.

As of June 30, 2020, the Company funded 12,662 PPP loans totaling approximately $2.3 billion in originations through the first and second phases of the program. These loans are guaranteed by the SBA, and loans that meet certain regulatory criteria are subject to forgiveness. These loans carry a 0% risk-weighting in the Tier 1 and Total Capital regulatory ratios due to the full guarantee by the SBA. However, these loans are reflected in average assets used to compute Tier 1 leverage.

BALANCE SHEET ANALYSIS

Securities

Investment in securities totaled $6.4 billion at June 30, 2020, up $7.3 million, or less than 1%, from March 31, 2020 and up $656.1 million, or 11%, from June 30, 2019. At June 30, 2020, securities available for sale totaled $4.9 billion and securities held to maturity totaled $1.5 billion. The purpose of our securities portfolio is to increase profitability, mitigate interest rate risk, provide liquidity and comply with regulatory requirements. Our securities portfolio includes securities categorized as available for sale and held to maturity. Available for sale securities are carried at fair value and may be sold prior to maturity. Unrealized gains or losses on available for sale securities, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity.

Our securities portfolio consists mainly of residential and commercial mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies. We invest only in high quality investment grade securities with a targeted portfolio effective duration generally between two and five and a half years. At June 30, 2020, the average expected maturity of the portfolio was 5.51 years with an effective duration of 3.79 years and a nominal weighted-average yield of 2.41%. Management simulations indicate that the effective duration would increase to 4.03 years with a 100 bp increase in the yield curve and increase to 4.17 years with a 200 bp increase. At March 31, 2020, the average expected maturity of the portfolio was 5.76 years with an effective duration of 3.57 years and a nominal weighted-average yield of 2.51%. The average maturity of the portfolio at June 30, 2019 was 5.41 years, with an effective duration was 4.18 years and the nominal weighted-average yield was 2.75%. The changes in expected maturity, effective duration, and nominal weighted-average yield compared to prior quarter and year-over-year were primarily related to the reinvestment of the securities portfolio maturities, paydowns and sales.

Effective January 1, 2020 and in conjunction with the adoption of CECL, and again as of June 30, 2020, the Company evaluated its securities portfolio for credit loss. Based on our assessment, expected credit loss was negligible for both periods and therefore, no allowance for credit loss was recorded.

Loans

Total loans at June 30, 2020 were $22.6 billion, up $1.1 billion, or 5%, from March 31, 2020, and up $2.5 billion, or 12%, from June 30, 2019. The linked-quarter growth was primarily related to $2.3 billion of PPP loans originated during the quarter, partially offset by the energy loan sale, lower demand throughout all regions across the Bank’s footprint, and approximately $500 million in paydowns on lines of credit. Growth compared to same quarter last year reflect both the originations of the PPP loans, as well as the addition of $788 million in loans through the acquisition of MidSouth during the third quarter of 2019, partially offset by a decrease in demand across our footprint.

The following table shows the composition of our loan portfolio at each date indicated:

	June 30,	March 31,	December 31,	September 30,	June 30,
(in thousands)	2020	2020	2019	2019	2019
Total loans:
Commercial non-real estate	$10,465,280	$9,321,340	$9,166,947	$8,893,004	$8,559,118
Commercial real estate - owner occupied	2,762,259	2,731,320	2,738,460	2,734,379	2,519,970
Total commercial and industrial	13,227,539	12,052,660	11,905,407	11,627,383	11,079,088
Commercial real estate - income producing	3,350,299	3,232,783	2,994,448	3,060,568	2,895,468
Construction and land development	1,128,959	1,098,726	1,157,451	1,190,718	1,144,062
Residential mortgages	2,877,316	2,979,985	2,990,631	3,004,958	2,968,271
Consumer	2,044,264	2,151,527	2,164,818	2,152,325	2,088,923
Total loans	$22,628,377	$21,515,681	$21,212,755	$21,035,952	$20,175,812

Commercial and industrial (“C&I”) loans, including both non-real estate and owner occupied real estate secured loans, totaled approximately $13.2 billion, or 58% of the total loan portfolio at June 30, 2020, an increase of $1.2 million, or 10%, from March 30, 2020 and $2.1 billion, or 19%, from June 30, 2019. The linked-quarter growth is primarily due to PPP loan originations, partially offset by repayments on lines of credit and the energy loan sale. The year over year increase is related to the PPP loan originations, the MidSouth acquisition partially offset by the energy loan sale and lower demand across most regions and specialty lines as a result of the economic impact of the pandemic.

The Bank lends mainly to middle market and smaller commercial entities, although it participates in larger shared credit loan facilities. Shared national credits funded at June 30, 2020 totaled approximately $1.8 billion, or 8% of total loans, a decrease of $566.9 million from March 31, 2020, due primarily to the energy loan sale. At June 30, 2020, approximately $355.3 million of our shared national credits were with healthcare related customers.

Loans to borrowers in the energy sector totaled $351.9 million at June 30, 2020, down $587.7 million, or 63%, from March 31, 2020 and $655.7 million, or 65%, compared to June 30, 2019. The linked quarter decrease in energy-related loans resulted primarily from the sale of $497 million of energy loans, which was transferred to held for sale at the loans’ observable market value less cost to sell, additional net charge-offs of $26 million and net payoffs and paydowns of $65 million. The year-over-year decrease was largely due to the energy loan sale, net payoffs and charge-offs partially offset by acquired MidSouth loans. At June 30, 2020, the majority of the remaining energy portfolio is comprised of customers engaged in onshore and offshore services and products to support exploration and production activities, with approximately 75% of the customers’ balances in increments of $10 million or less.

Our loan portfolio is well diversified by product, client, and geography throughout our footprint. Nevertheless, we may be exposed to certain concentrations of credit risk which exist in relation to different borrowers or groups of borrowers, specific types of collateral, industries, loan products, or regions. The following table provides detail of the more significant industry concentrations for our commercial and industrial loan portfolio, which is based on NAICS codes for all industries, with the exceptions of energy, which is based on the borrower’s source of revenue (i.e. manufacturer whose income is derived from energy-related business is reported as energy), and PPP loans, as those are expected to be 100% SBA guaranteed and therefore have no credit risk.

	June 30,		March 31,		December 31,		September 30,		June 30,
	2020		2020		2019		2019		2019
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial & industrial loans:
Real estate and rental and leasing	1,326,198	10%	1,420,629	12%	1,432,319	12%	1,454,795	13%	1,341,902	12%
Health care and social assistance	1,129,983	9%	1,201,423	10%	1,144,369	10%	1,084,884	9%	1,040,352	9%
Retail trade	1,057,248	8%	1,066,780	9%	1,098,810	9%	1,060,765	9%	1,024,031	9%
Manufacturing	967,054	7%	959,653	8%	928,467	8%	957,622	8%	889,539	8%
Transportation and warehousing	839,192	6%	828,215	7%	768,971	6%	705,536	6%	681,390	6%
Public administration	723,565	5%	761,284	6%	774,401	7%	765,492	7%	778,622	7%
Finance and insurance	693,044	5%	740,915	6%	677,500	6%	632,197	5%	610,900	6%
Wholesale trade	691,671	5%	784,354	7%	751,794	6%	691,648	6%	654,293	6%
Accommodation, food services and entertainment	640,167	5%	616,473	5%	613,982	5%	611,663	5%	570,849	5%
Construction	599,238	5%	700,313	6%	724,614	6%	637,512	5%	619,097	6%
Professional, scientific, and technical services	476,011	4%	503,325	4%	515,634	4%	492,424	4%	454,445	4%
Other services (except public administration)	442,407	4%	456,084	4%	451,889	4%	476,731	4%	452,553	4%
Energy	348,547	3%	935,076	8%	958,486	8%	1,026,680	9%	1,003,492	9%
Educational services	323,673	2%	326,708	3%	342,544	3%	353,366	3%	351,697	3%
Other	682,578	5%	751,428	5%	721,627	6%	676,068	7%	605,926	6%
Total commercial & industrial loans, excluding PPP loans	$10,940,576	83%	$12,052,660	100%	$11,905,407	100%	$11,627,383	100%	$11,079,088	100%
PPP loans	2,286,963	17%	—	—	—	—	—	—	—	—
Total commercial & industrial loans	$13,227,539	100%	$12,052,660	100%	$11,905,407	100%	$11,627,383	100%	$11,079,088	100%

Commercial real estate – income producing loans totaled approximately $3.4 billion at June 30, 2020, an increase of $117.5 million, or 4%, from March 31, 2020. Construction and land development loans, totaling approximately $1.1 billion at June 30, 2020, increased $30.2 million, or 3%, from March 31, 2020. The following table details for the preceding five quarters the end-of-period aggregated commercial real estate – income producing and construction loan balances by property type. Loans reflected in 1-4 Family Residential Construction include both loans to construction builders as well as single family borrowers.

	June 30,		March 31,		December 31,		September 30,		June 30,
	2020		2020		2019		2019		2019
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial real estate - income producing and construction loans:
Retail	712,844	16%	708,087	16%	$663,196	16%	$636,484	15%	$610,354	15%
Multifamily	601,749	13%	552,464	13%	520,444	13%	539,994	13%	588,282	14%
Healthcare related properties	546,641	12%	569,166	13%	$517,855	12%	$562,726	13%	$548,470	14%
Office	537,476	12%	475,565	11%	447,972	11%	447,872	11%	403,322	10%
Industrial	538,955	12%	535,070	12%	498,291	12%	491,984	12%	471,677	12%
Hotel, motel and restaurants	510,021	11%	502,866	12%	477,728	11%	431,082	10%	486,939	12%
1-4 family residential construction	457,011	10%	439,739	10%	443,835	11%	486,848	11%	505,730	12%
Other land loans	258,858	6%	246,377	6%	250,357	6%	262,298	6%	232,025	6%
Other	315,703	8%	302,175	7%	332,221	8%	391,998	9%	192,731	5%
Total commercial real estate - income producing and construction loans	4,479,258	100%	4,331,509	100%	$4,151,899	100%	$4,251,286	100%	$4,039,530	100%

Our residential mortgages loan portfolio totaled $2.9 billion at June 30, 2020, down $103 million, or 3%, from March 31, 2020 and down $91 million, or 3%, compared to June 30, 2019. The consumer loan portfolio totaled $2.0 billion at June 30, 2020, down $107 million, or 5%, compared to March 31, 2020, and down $45 million, or 2%, compared to June 30, 2019.

The markets that we serve have been negatively impacted by the widespread economic shutdown and market turmoil caused by the pandemic and prolonged depressed oil prices. While we expect to see impacts across all of our portfolios, we have identified four principle sectors that are of particular focus where we expect there may be a greater effect and a more challenging recovery. We are closely monitoring our concentrations in these industries and others with active and frequent borrower dialogue, payment deferral, and other accommodations and financial support, where warranted. While these industries and others have been significantly impacted by the pandemic, the long-term impacts remain unknown and are dependent on several factors, including the severity of the economic downturn, length of time until full recovery and the effectiveness of government stimulus plans.

The table below summarizes our funded commercial loan exposure to these sectors under focus, segmented by our estimation of level of concern, at June 30, 2020.

( $ in thousands )	Tier 1 (Concerned)	Tier 2 Limited Concern)	Tier 3 (No concern)	Total
Sectors under focus *
Healthcare and social assistance
Hospitals	$289,880	$—	$—	$289,880
Offices of physicians & dentists	—	478,037	—	478,037
Assisted living (investor CRE)	—	368,574	—	368,574
Assisted living (non- investor CRE)	—	210,289	—	210,289
All other healthcare	—	—	247,080	247,080
Total healthcare and social assistance	289,880	1,056,900	247,080	1,593,860
Hospitality
Hotel	522,234	—	—	522,234
Restaurants full service, casual dining and bars	370,848	—	—	370,848
Restaurants limited service	—	115,221	—	115,221
Entertainment	152,448	—	—	152,448
Total hospitality	1,045,530	115,221	—	1,160,751
Retail trade
Retail CRE	659,929	—	—	659,929
Retail goods and services(1)(2)(3)	349,380	378,382	370,527	1,098,289
Total retail trade	1,009,309	378,382	370,527	1,758,218
Energy	351,896	—	—	351,896
Total Sectors under focus	$2,696,615	$1,550,503	$617,607	$4,864,725
*	Excludes PPP and held for sale loans
(1)	Tier 1 retail trade includes motor vehicles and parts dealers, clothing and clothing accessories stores, general merchandise, miscellaneous store retailers
(2)	Tier 2 retail trade includes gasoline stations
(3)

Tier 3 retail trade includes building materials and garden equipment and supplies dealers, home furnishings stores, nonstore retailers, health and personal care stores, food and beverage stores, sporting goods, hobby, book and music stores

Allowance for Credit Losses and Asset Quality

The Company's allowance for credit losses was $479.2 million at June 30, 2020 compared to $475.0 million at March 31, 2020, and $195.2 million at December 31, 2019. The adoption of the CECL standard on January 1, 2020 includes increases totaling $49.4 million in the funded allowance for loan losses and $27.3 million in the reserve for unfunded lending commitments. These increases are the result of the difference between estimated incurred losses at the adoption date and the forward-looking projected losses over the remaining estimated term of the financial instruments. The higher reserves from the change in accounting principal is largely driven by our longer-term assets as well as expected future funding of construction lending and certain other revolving products. Refer to Note 1 – Basis of Presentation – Critical Accounting Policies and Estimates for a description of the CECL methodology and Note 16 – Recent Accounting Pronouncements for additional discussion of the impact of adoption.

The $4.2 million increase in the second quarter 2020 allowance for credit losses is the result of the netting of an allowance build of $86.7 million due to worsening of the economic forecasts compared to those utilized in the prior quarter, and a release of $82.5 million in reserves related to write-down and transfer of a portfolio of energy-related loans to held for sale. The Company probability-weighted three Moody’s macroeconomic scenarios in our allowance for credit loss analysis. The baseline scenario was weighted most heavily at 50% and the upside scenario S-1 (faster near-term growth) and downside scenario S-2 (slower near-term growth) were each weighted 25% to incorporate reasonably possible alternative economic outcomes. All three economic scenarios utilized were recessionary in the first half of 2020, with unemployment peaking in the second quarter of 2020; however, the upside and downside scenarios have varying degrees of severity of the recession, size and timing of additional fiscal stimulus, and duration of recovery. The baseline scenario reflects what we believe to be the most likely outcome, and, therefore was given the greatest probability weighting, and the alternative scenarios reflect reasonably possible outcomes due to the uncertainty, both upside and downside, in the economy in the near-term.

The baseline forecast reflects a sharp recession in the first half of 2020 with a gradual recovery in the second half of 2020 following an additional fiscal stimulus package expected in the third quarter of 2020. Compared to the Moody's forecasts utilized in the first quarter, the initial decline in GDP and growth in unemployment are more severe, and the recovery is more gradual. While this scenario does not include a second wave of the virus that leads to widespread business closures again, the assumption is that recovery will be gradual until the second half of 2021, when a vaccine for the coronavirus is expected to be widely available. This forecast includes the assumption that another large fiscal stimulus package will be passed in the second half of 2020 and that the Federal Reserve will continue to use unlimited quantitative easing to support the economy. For oil prices, as measured by West Texas Intermediate (WTI), this forecast incorporates the rally in oil prices that occurred this quarter compared to the first quarter of 2020.

The stronger near-term growth S-1 forecast reflects a quicker economic recovery than the baseline forecast, with more rapid GDP growth and lower unemployment rates through our reasonable and supportable forecast period. The S-1 forecast includes the assumption that business and consumer sentiment will recover in the second half of 2020 following the additional fiscal stimulus package, which is assumed to be larger than in the baseline, as well as positive news around treatments and vaccines for the coronavirus, which help lessen fears of increasing infection. In this scenario, the global demand for oil accelerates faster than in the baseline forecast, and prices are pushed to above $60 per barrel by mid-2022.

The slower near-term growth S-2 forecast reflects a slower economic recovery than the baseline forecast, with a double-dip recession in the fourth quarter of 2020 and first quarter of 2021 as well as higher unemployment rates in the reasonable and supportable period. The S-2 forecast includes the assumption that recovery will be slower than in the baseline due to heightened fears over the coronavirus, higher incidence of infections, and a less effective stimulus package than anticipated in the baseline forecast. In this forecast, the demand for oil is less than the baseline, resulting in oil prices below $22 per barrel through the end of 2020 and a more gradual recovery in the reasonable and supportable period.

The degradation in economic conditions created the need for allowance builds across all portfolios in the first half of 2020. The increase in allowance for credit losses brings our coverage to total loans to 2.12% at June 30, 2020, or 2.36% when excluding SBA guaranteed PPP loans. The allowance for credit loss coverage was 2.21% at March 31, 2020, and 0.92% at December 31, 2019.

The allowance for credit losses on the energy portfolio decreased to $19.9 million, or 5.66% of that portfolio, compared to the March 31, 2020 allowance $88.4 million, or 9.42%. The decrease in energy allowance includes a $82.5 million decrease in reserves on loans transferred to held for sale as of the end of the quarter. Oil prices have improved from the prior quarter, but the impact to global demand due to the coronavirus is expected to impact prices throughout the forecast period. The allowance for credit losses on the commercial nonenergy portfolio increased to $350.5 million, or 2.01%, at June 30, 2020 compared to the March 31, 2020 allowance of $291.3 million, or 1.88%. The commercial nonenergy portfolio includes concentration in lessors of real estate to various impacted industries including hospitality and tourism which includes hotels, restaurants, and bars, certain nonessential healthcare, certain types of retail outlets, and other industries that have been significantly impacted by the widespread shutdown. Our residential mortgage reserve for credit loss increased to $57.4 million, or 2.02%, at June 30, 2020, compared to $48.2 million, or 1.63%, at March 31, 2020.  Our allowance for credit losses on the consumer portfolio was $51.5 million, or 2.52%, at June 30, 2020, compared to $47.1 million, or 2.19%, at March 31, 2020.

The Company’s balance of criticized commercial loans totaled $348 million at June 30, 2020, down from $530 million at March 31, 2020. The decrease in commercial criticized loans includes $173 million attributable to the energy portfolio, due largely to the energy loan sale, and $9 million attributable to the commercial non energy portfolio. Criticized loans are defined as those having potential weaknesses that deserve management’s close attention (risk-rated as special mention, substandard and doubtful), including both accruing and nonaccruing loans. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process. In addition, the Company often looks at portfolios of loans to determine if there are areas of risk not specifically identified in its loan by loan approach. In alignment with regulatory guidance, we have been working with our customers by providing various types of loan deferrals to manage the effects of economic stress. As these deferrals expire and more information regarding borrower’s individual circumstances, we expect that further risk rating adjustments may be required.

Net charge-offs were $302.7 million, or 5.30% of average total loans on an annualized basis in the second quarter of 2020, up from $43.8 million, or 0.83% of average total loans in the first quarter of 2020. Commercial net charge-offs totaled $299.4 million in the second quarter of 2020, up compared to $39.5 million in the first quarter of 2020. The increase in second quarter of 2020 charge-offs is largely due to charge-offs from the energy loan sale in the amount of $242.6 million. Our residential mortgage portfolio had a $0.5 million net recovery in the second quarter of 2020 compared to a net recovery of less than $0.1 million in the first quarter of 2020. Consumer net charge-offs were $3.9 million in the second quarter of 2020, down from $4.3 million in the prior quarter.

The following table sets forth activity in the allowance for credit losses for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2020	2020	2019	2020	2019
Provision and Allowance for Credit Losses
Allowance for loan losses:
Allowance for loan losses at beginning of period	$426,003	$191,251	$194,688	$191,251	$194,514
Loans charged-off:
Commercial non real estate	298,853	40,713	5,309	339,566	21,653
Commercial real estate - owner-occupied	1,192	514	71	1,706	71
Total commercial & industrial	300,045	41,227	5,380	341,272	21,724
Commercial real estate - income producing	671	830	—	1,501	10
Construction and land development	5	—	—	5	—
Total commercial	300,721	42,057	5,380	342,778	21,734
Residential mortgages	—	141	33	141	439
Consumer	5,196	5,540	3,936	10,736	8,167
Total charge-offs	305,917	47,738	9,349	353,655	30,340
Recoveries of loans previously charged-off:
Commercial non real estate	1,073	2,226	804	3,299	2,730
Commercial real estate - owner-occupied	26	81	204	107	221
Total commercial & industrial	1,099	2,307	1,008	3,406	2,951
Commercial real estate - income producing	39	7	—	46	2
Construction and land development	217	234	86	451	97
Total commercial	1,355	2,548	1,094	3,903	3,050
Residential mortgages	549	212	104	761	266
Consumer	1,329	1,214	1,000	2,543	2,004
Total recoveries	3,233	3,974	2,198	7,207	5,320
Total net charge-offs	302,684	43,764	7,151	346,448	25,020
Provision for loan losses	319,319	229,105	8,088	548,424	26,131
Cumulative effect of change in accounting principle (a)	—	49,411	—	49,411	—
Allowance for loan losses at end of period	$442,638	$426,003	$195,625	$442,638	$195,625
Reserve for Unfunded Lending Commitments:
Reserve for Unfunded Lending Commitments at beginning of period	$48,992	$3,974	$—	$3,974	$—
Cumulative effect of change in accounting principle (a)	—	27,330	—	27,330	—
Provision for losses on unfunded lending commitments	(12,421)	17,688	—	5,267	—
Reserve for unfunded lending commitments at end of period	$36,571	$48,992	$—	$36,571	$—
Total Allowance for Credit Losses	$479,209	$474,995	$195,625	$479,209	$195,625
Total Provision for Credit Losses	$306,898	$246,793	$8,088	$553,691	$26,131
Ratios:
Gross charge-offs to average loans	5.36%	0.90%	0.19%	3.22%	0.30%
Recoveries to average loans	0.06%	0.08%	0.04%	0.07%	0.05%
Net charge-offs to average loans	5.30%	0.83%	0.14%	3.15%	0.25%
Allowance for loan losses to period-end loans	1.96%	1.98%	0.97%	1.96%	0.97%
For informational purposes - included above
Provision for credit loss associated with energy	$160,101	$—	$—	$160,101	$—
Charge-offs associated with energy loan sale	$242,628	$—	$—	$242,628	$—

(a)	Represents the increase in the allowance upon the January 1, 2020 adoption of ASC 326, commonly referred to as Current Expected Credit Losses, or CECL.

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, troubled debt restructurings and foreclosed and surplus ORE and other foreclosed assets. Loans past due 90 days or more and still accruing are also disclosed.

	June 30,	December 31,
(in thousands)	2020	2019
Loans accounted for on a nonaccrual basis: (a)
Commercial non-real estate	$40,336	$49,628
Commercial non-real estate - restructured	53,135	129,050
Total commercial non-real estate	93,471	178,678
Commercial real estate - owner occupied	13,829	7,413
Commercial real estate - owner-occupied - restructured	291	295
Total commercial real estate - owner-occupied	14,120	7,708
Commercial real estate - income producing	7,081	2,489
Commercial real estate - income producing - restructured	99	105
Total commercial real estate - income producing	7,180	2,594
Construction and land development	2,453	1,051
Construction and land development - restructured	45	166
Total construction and land development	2,498	1,217
Residential mortgage	40,615	36,638
Residential mortgage - restructured	1,622	2,624
Total residential mortgage	42,237	39,262
Consumer	24,473	16,159
Consumer - restructured	—	215
Total consumer	24,473	16,374
Total nonaccrual loans	$183,979	$245,833
Restructured loans - still accruing:
Commercial non-real estate	$5,236	$59,136
Commercial real estate - owner occupied	—	—
Commercial real estate - income producing	360	373
Construction and land development	125	111
Residential mortgage	2,949	514
Consumer	1,178	1,131
Total restructured loans - still accruing	9,848	61,265
Total nonperforming loans	193,827	307,098
ORE and foreclosed assets	18,724	30,405
Total nonperforming assets (b)	$212,551	$337,503
Loans 90 days past due still accruing to loans (c)	$5,230	$6,582
Total restructured loans	$65,040	$193,720
Ratios:
Nonperforming assets to loans plus ORE and foreclosed assets	0.94%	1.59%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	222.37%	60.97%
Loans 90 days past due still accruing to loans	0.02%	0.03%

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
(c)

Accruing loans past due 90 days or more do not include purchased credit impaired loans accounted for under ASC 310-10 that would have otherwise been considered delinquent, totaling $8.3 million at December 31, 2019. Effective January 1, 2020 with the adoption of ASC 310-326, such metrics include both originated and acquired.

Nonperforming assets totaled $212.6 million at June 30, 2020, down $94.2 million from March 31, 2020, and $125.0 million from December 31, 2019. Nonperforming loans decreased approximately $70.1 million compared to March 31, 2020, due largely to partial charge-offs and the energy loan sale, partially offset by new downgrades. Our nonperforming loans included $9.8 million of accruing restructured loans, also down due to the energy loan sale. ORE and foreclosed assets increased modestly to $18.7 million at June 30, 2020, from $18.5 million at March 31, 2020, and decreased $11.7 million compared to December 31, 2019, due primarily to the first quarter 2020 write-downs totaling $9.8 million of equity interest in two energy-related companies received in borrower bankruptcy restructurings on two energy credits. Nonperforming assets as a percent of total loans, ORE and other foreclosed assets was 0.96% at June 30, 2020, down 55 bps from March 31, 2020 and 65 bps from December 31, 2019.

Short-Term Investments

Short-term liquidity assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors. Short-term liquidity investments, including interest-bearing bank deposits and federal funds sold, were $760.2 million at June 30, 2020, down $116.1 million from March 31, 2020 and up $609.1 million from June 30, 2019. The increase from prior year was to provide additional liquidity in order to meet clients’ needs during the economic impact of the pandemic. Normally these balances will change on a daily basis depending upon movement in customer loan and deposit accounts. Average short-term investments of $837.2 million for the second quarter of 2020 were up $630.4 million compared to the first quarter of 2020, and $608.7 million compared to the second quarter of 2019.

Deposits

Deposits provide the most significant source of funding for our interest earning assets. Our ability to compete for market share depends on our deposit pricing and our wide range of products and services focusing on customer needs. In order to meet our customer needs we offer high-quality banking services along with convenient services such as online and mobile banking. We provide specialized services to our commercial customers to promote commercial deposit growth. These services include treasury management, industry expertise and lockbox services.

Total deposits were $27.3 billion at June 30, 2020, up $2.3 billion, or 9%, from March 31, 2020, primarily due to strong growth in noninterest-bearing deposits largely the result of the proceeds from PPP loan funding being held in deposit accounts and higher account balances due to other economic stimulus. Total deposits increased $4.1 billion, or 18%, from June 30, 2019, primarily due to previously mentioned strong growth in noninterest-bearing deposits and the impact of approximately $1.3 billion of deposits assumed from the MidSouth acquisition in third quarter of 2019. Average deposits for the second quarter of 2020 were $26.7 billion, up $2.4 billion, or 10%, from the first quarter of 2020 and up $3.6 billion, or 15%, from the second quarter of 2019.

Noninterest-bearing demand deposits were $11.8 billion at June 30, 2020, up $2.6 billion, or 28%, from March 31, 2020, and $3.6 billion, or 45%, from June 30, 2019. As noted above, the linked-quarter increase was primarily due to proceeds from PPP loans temporarily being held in noninterest-bearing demand deposit accounts. We expect the balance to decline over the next two quarters as these funds are utilized. The year over year increase reflects the deposits of the proceeds from the PPP loans during the second quarter of 2020 as well as the noninterest-bearing demand deposits assumed in the MidSouth acquisition. Noninterest-bearing demand deposits comprised 43% of total deposits at June 30, 2020, 37% at March 31, 2020 and 35% at June 30, 2019.

Interest-bearing transaction and savings accounts of $9.6 billion at June 30, 2020 increased $674.1 million, or 8%, from March 31, 2020 and $1.6 billion, or 20%, from June 30, 2019, with the year-over-year increase mainly attributable to deposits from the MidSouth acquisition.

Interest-bearing public fund deposits totaled $3.3 billion at June 30, 2020, up $74.6 million, or 2%, from March 31, 2020, and $166.2 million, or 5%, from June 30, 2019. Time deposits other than public funds totaled $2.6 billion at June 30, 2020, down $989.3 million, or 27%, from March 31, 2020, driven primarily by a $581 million decrease in brokered certificates of deposit and a $405.7 million decrease in retail certificates of deposits resulting from higher level of maturities and slower production due to the pandemic. Maturing brokered deposits were not replaced due to excess liquidity. Time deposits other than public funds were down $1.2 billion, or 33%, from June 30, 2019, largely due to a decrease of $767.0 million in brokered certificates of deposit and $525.7 million in retail certificates of deposits.

Short-Term Borrowings

At June 30, 2020, short-term borrowings totaled $1.8 billion, down $918 million, or 34%, from March 31, 2020, with a decrease of $760 million in FHLB borrowings and a $329.8 million decrease in federal funds purchased partially offset by a $171.3 million increase in repurchase agreements. The linked-quarter decrease in FHLB borrowings was due to scheduled maturities that were not replaced and prepayments. Short-term borrowings increased $113.3 million, or 7%, from June 30, 2019, mainly due to increased FHLB borrowings.

Average short-term borrowings of $2.3 billion in the second quarter of 2020 were up $104.6 million, or 5%, compared to the first quarter of 2020, and up $637.0 million, or 39%, compared to the second quarter of 2019.

Customer repurchase agreements and FHLB borrowings are the major sources of short-term borrowings. Customer repurchase agreements are offered mainly to commercial customers to assist them with their cash management strategies or to provide a temporary investment vehicle for their excess liquidity pending redeployment for corporate or investment purposes. While customer repurchase agreements provide a recurring source of funds to the Bank, amounts available will vary. FHLB borrowings are funds from the Federal Home Loan Bank that are collateralized by certain residential mortgage and commercial real estate loans included in the Bank’s loan portfolio, subject to specific criteria.

Long-Term Debt

Long-term debt totaled $386 million at June 30, 2020, compared to $226 million at March 31, 2020 and $233 million at June 30, 2019. On June 9, 2020, the Parent completed the issuance of subordinated notes payable with an aggregate principal amount of $172.5 million with a stated maturity of June 15, 2060. The notes accrue interest at a fixed rate of 6.25% per annum, with quarterly interest payments beginning September 15, 2020. Subject to prior approval by the Federal Reserve, the Company may redeem the notes in whole or in part on any interest payment date on or after June 15, 2025. This debt qualifies as tier 2 in the calculation of certain regulatory capital ratios.

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

The contract amounts of these instruments reflect the Company's exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. At June 30, 2020, the Company had a reserve for unfunded lending commitments totaling $36.6 million.

The following table shows the commitments to extend credit and letters of credit at June 30, 2020 according to expiration date.

		Expiration Date
		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$7,995,491	$3,765,697	$1,806,895	$1,551,355	$871,544
Letters of credit	369,848	272,344	52,761	44,743	—
Total	$8,365,339	$4,038,041	$1,859,656	$1,596,098	$871,544

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

On January 1, 2020, the Company adopted Accounting Standards Codification (“ASC”) 326, “Financial Instruments – Credit Losses,” more commonly referred to as “CECL.” The provisions of this guidance required a material change to the manner in which the Company estimates and reports losses on financial instruments. Changes to the Company’s accountings policies related to CECL disclosed in Note 1 – Basis of Presentation – Critical Accounting Estimates, with further discussion of changes to significant accounting estimates noted below. Further, the Company performed a quantitative interim test of goodwill impairment during the three months ended June 30, 2020. There were no other material changes or developments during the reporting period with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2019.

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

Allowance for Credit Loss

The allowance for credit losses is established in accordance with the CECL standard which introduces several additional subjective inputs to the allowance estimation process. The standard requires that management incorporate an economic forecast for a reasonable and supportable period, which is two years based on our current policy. The Company utilizes third party forecasts that consist of multiple economic scenarios, including a baseline, with a probability distribution of 50% better or worse economic performance and various upside and downside scenarios utilized at an aggregated state (or regional) levels across our footprint or national level, depending on the portfolio. The economic forecasts are generally lagging and may not incorporate all events and circumstances through the financial statement date. The Company’s management considers available forecasts, current events not captured and our specific portfolio characteristics and applies weights to the scenario output based on a best estimate of likely of outcomes. During the first half of 2020, the United States and global financial markets experienced unprecedented volatility, with significant uncertainty surrounding the pandemic and the resulting widespread economic shutdown, as well as a significant and sustained decline in oil prices. Portions of our footprint have reversed course on planned phased economic reopening or have delayed transitioning to the next phase. The lack of a vaccine or decidedly effective medical treatment for the virus has significantly reduced travel, impaired tourism and trade, which has deteriorated the gulf coast economy. Rapidly changing economic conditions and resulting government response in the form of interest rate adjustments and several stimulus packages have introduced enhanced estimation uncertainty in the forecasts used to estimate expected credit loss. Our loss models were built using historical data that may not correlate to this unprecedented pandemic economic shutdown. The estimate of the life of a loan considers both contractual cash flows as well as estimated prepayments and forecasted draws on unfunded loan commitments that were also built on historical data that may react differently given the current environment. Such forecasted information is inherently uncertain, particularly in the volatile environment resulting from the pandemic. Forecast uncertainty includes the severity of the impact to local and global economic conditions as well as the timing of recovery, among other things. Therefore, actual result may differ significantly from management’s estimates.

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

Goodwill Impairment Testing

Goodwill, which represents the excess of cost over the fair value of the net assets of an acquired business, is not amortized but is assessed for impairment on an annual basis, or more often if events or circumstances indicate that it is more likely than not that a goodwill impairment exists.  The Company completed its annual impairment test of goodwill as of September 30, 2019 by performing a qualitative (“Step Zero”) assessment. The qualitative assessment involved the examination of changes in macroeconomic conditions, industry and market conditions, overall financial performance, cost factors and other relevant entity-specific events, including changes in management and other key personnel and changes in the share price of the Company’s common stock. As a result of the assessment, the Company concluded that its goodwill was not impaired.

During the second quarter of 2020, the Company assessed the indicators of goodwill impairment and noted certain events that indicated it was more likely than not that there was potential for goodwill impairment, necessitating an interim test of impairment. Triggering events stemming from and in response to the COVID-19 pandemic include continued economic disruption, operating losses driven by a higher provision for credit losses and a lower interest rate environment, and a sustained decrease in the Company’s share price. As such, the Company performed a quantitative assessment of goodwill impairment as of June 30, 2020, which included determining the estimated fair value of the reporting unit and comparing that fair value to the reporting unit's carrying amount. The results of the test indicated that the estimated fair value of the reporting unit exceeded its carrying amount at June 30, 2020; therefore, goodwill was not impaired as of the testing date.

The Company used multiple approaches to measure its fair value at June 30, 2020. The primary approaches included an income approach using the discounted net present value of estimated future cash flows and a market approach using transaction or price-to-forward earnings multiples methodology using the actual price paid in recent acquisition transactions for similar entities, discounted for the current recessionary environment. The results from each of the primary approaches showed valuation of the reporting unit in excess of net book value at June 30, 2020, with the income approach resulting in a fair market value approximately 6% higher than net book value and the market approach resulting in a fair market value approximately 17% higher than net book value. Other supplementary valuation methodologies were performed to benchmark results, none of which resulted in impairment

Each of the valuation techniques employed by the Company requires significant assumptions. Depending upon the specific approach, assumptions are made regarding the economic environment, expected net interest margins, growth rates, discount rates for cash flows, asset quality metrics, control premiums, and price-to-forward earnings multiples. Changes to any one of these assumptions could result in significantly different results. A significant decline in the Company’s expected future cash flows or estimated growth rates, or a prolonged decline in the price of the Company’s common stock due to further deterioration in the economic environment could result in an impairment charge to goodwill in future reporting periods.

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

The following table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in rates at June 30, 2020. Shifts are measured in 100 basis point increments in a range from -500 to +500 basis points from base case, with +100 through +300 basis points presented in the table below. Our interest rate sensitivity modeling incorporates a number of assumptions including loan and deposit repricing characteristics, the rate of loan prepayments and other factors. The base scenario assumes that the current interest rate environment is held constant over a 24-month forecast period and is the scenario to which all others are compared in order to measure the change in net interest income. Policy limits on the change in net interest income under a variety of interest rate scenarios are approved by the Board of Directors. All policy scenarios assume a static volume forecast where the balance sheet is held constant, although other scenarios are modeled.

	Estimated Increase
	(Decrease) in NII
Change in Interest Rates	Year 1	Year 2
(basis points)
+100	3.02%	5.77%
+200	7.19%	12.93%
+300	11.20%	19.61%

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

In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. At June 30, 2020, approximately 32% of our loan portfolio consisted of variable rate loans tied to LIBOR, along with related derivatives and other financial instruments. During the third quarter of 2019, the Company began transition activities by modifying documents to include pre-cessation fallback trigger language in all new and renewed loan and derivative transactions that reference LIBOR. Our Libor transition team is continuing to monitor developments and is taking steps to ensure readiness when the LIBOR benchmark rate is discontinued.

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were effective.

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. Consideration by management was given to operational changes that were made in response to the COVID-19 pandemic.

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

The COVID-19 pandemic has created and will likely continue to create extensive disruptions to the global economy and to the lives of individuals throughout the world. Governments, businesses, and the public are taking unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID-19 are rapidly evolving and not fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period or result in sustained economic stress or recession, many of the risk factors identified in the “Risk Factors” section included in our Annual Report on Form 10-K for the year ended December 31, 2019 could be exacerbated and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, liquidity and litigation, as described in more detail below.

Credit Risk. Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrowers’ business. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment, increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we are participating in the Paycheck Protection Program (“PPP”) under the CARES Act whereby loans to small businesses are made and those loans are subject to the regulatory requirements that would require forbearance of loan payments for a specified time or that could limit our ability to pursue all available remedies in the event of a loan default. If the borrower under the PPP loan fails to qualify for loan forgiveness, or if the SBA determines there is a deficiency in the manner in which any PPP loans were originated, funded or serviced by the Bank, we are subject to repayment risk as well as the heightened risk of holding these loans at unfavorable interest rates as compared to loans to customers that we would have otherwise extended credit.

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

Further, we use quantitative models to help manage certain aspects of our business and to assist with certain business decisions, including estimating credit losses, grading loans and extending credit, estimating the effects of changing interest rates and other market measures on our financial condition and results of operations. Our modeling methodologies rely on many assumptions, historical analyses and correlations. These assumptions may be incorrect, particularly in times of market distress, as we have experienced and expect to continue to experience as a result of the COVID-19 pandemic, and the historical correlations on which we rely may not continue to be relevant. As a result, our models may not capture or fully express the risks we face or may lead us to misjudge the business and economic environment in which we operate. If our models fail to produce reliable results on an ongoing basis, we may not make appropriate risk management or other business or financial decisions. Furthermore, strategies that we employ to manage and govern the risks associated with our use of models may not be effective or fully reliable, and as a result, we may realize losses or other lapses.

If our models fail to produce reliable results on an ongoing basis, we may not make appropriate risk management or other business or financial decisions. Furthermore, strategies that we employ to manage and govern the risks associated with our use of models may not be effective or fully reliable, and as a result, we may realize losses or other lapses.

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

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of and the long-term impact of COVID-19’s effects on our business, operations, or the global economy as a whole. Any future developments will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third party providers’ ability to support our operations, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertain future development of this crisis could materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

Liquidity and Litigation Risk. Federal, state and local governments have mandated or encouraged financial services companies to make accommodations to borrowers and other customers affected by the COVID-19 pandemic. Legal and regulatory responses to concerns about the COVID-19 pandemic could result in additional regulation or restrictions affecting the conduct of our business in the future. In addition to the potential effects from negative economic conditions noted above, the Company instituted a program to help COVID-19 impacted customers. This program included waiving certain fees and charges and offering payment deferment and other loan relief, as appropriate, for customers impacted by COVID-19. The Company’s liquidity could be negatively impacted if a significant number of customers apply and are approved for the deferral of payments or request additional deferrals. In addition, if these deferrals are not effective in mitigating the effect of COVID-19 on the Company’s customers, it may adversely affect its business and results of operations more substantially over a longer period of time. A significant amount of the loan growth the Company experienced during the second quarter was a direct result of PPP loans; this loan growth is likely to end in the near-term. Furthermore, since the inception of the PPP, a number of banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. In addition, some banks have received negative media attention associated with the PPP. The Company and the Bank are exposed to similar litigation risk and negative media attention, from both customers and non-customers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP, or litigation from agents with respect to agent fees. If any such litigation against the Company or the Bank is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation or negative media attention could have a material adverse impact on our business, financial condition and results of operations.

The PPP has also attracted interest from federal and state enforcement authorities, oversight agencies, regulators and Congressional committees. State Attorney Generals and other federal and state agencies may assert that they are not subject to the provisions of the CARES Act and the PPP regulations entitling the Bank to rely on borrower certifications, and they may take more aggressive actions against the Bank for alleged violations of the provisions governing the Bank’s participation in the PPP.  Federal and state regulators can impose or request that we consent to substantial sanctions, restrictions and requirements if they determine there are violations of laws, rules or regulations or weaknesses or failures with respect to general standards of safety and soundness, which could adversely affect our business, reputation, results of operation and financial condition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.  Exhibits

(a)  Exhibits:

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Hancock Whitney Corporation		8-K	3.1	5/1/2020
3.2	Second Amended and Restated Bylaws of Hancock Whitney Corporation		8-K	3.2	5/1/2020
10.1	Hancock Whitney Corporation 2020 Long Term Incentive Plan		8-K	10.1	5/1/2020
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	XBRL Interactive Data	X

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

August 3, 2020