Form 10-Q
period 2020-09-30
HANCOCK WHITNEY CORP
filed 2020-11-05
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

86,412,669 common shares were outstanding at October 31, 2020.

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

ARRC – Alternative Reference Rates Committee

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

TDR – troubled debt restructuring

TSR – total shareholder return

U.S. Treasury – The United States Department of the Treasury

Part I. Financial Information

Item 1. Financial Statements

Hancock Whitney Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except per share data)	2020	2019
ASSETS
Cash and due from banks	$484,315	$432,104
Interest-bearing bank deposits	778,363	109,961
Federal funds sold	694	268
Securities available for sale, at fair value (amortized cost of $5,410,502 and $4,637,610)	5,647,315	4,675,304
Securities held to maturity (fair value of $1,517,688 and $1,611,004)	1,408,961	1,568,009
Loans held for sale	103,566	55,864
Loans	22,240,204	21,212,755
Less: allowance for loan losses	(448,674)	(191,251)
Loans, net	21,791,530	21,021,504
Property and equipment, net of accumulated depreciation of $266,241 and $249,527	384,329	380,209
Right of use assets, net of accumulated amortization of $20,309 and $12,194	114,420	110,023
Prepaid expenses	40,003	40,178
Other real estate and foreclosed assets, net	11,640	30,405
Accrued interest receivable	112,686	92,037
Goodwill	855,453	855,453
Other intangible assets, net	91,505	106,807
Life insurance contracts	611,713	608,063
Funded pension assets, net	191,946	185,791
Other assets	564,885	328,777
Total assets	$33,193,324	$30,600,757
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$11,881,548	$8,775,632
Interest-bearing	15,149,111	15,027,943
Total deposits	27,030,659	23,803,575
Short-term borrowings	1,906,895	2,714,872
Long-term debt	385,887	233,462
Accrued interest payable	7,336	10,200
Lease liabilities	134,007	127,703
Deferred tax liability, net	46,665	37,721
Other liabilities	306,231	205,539
Total liabilities	29,817,680	27,133,072
Stockholders' equity:
Common stock	309,513	309,513
Capital surplus	1,755,315	1,736,664
Retained earnings	1,211,878	1,476,232
Accumulated other comprehensive income (loss), net	98,938	(54,724)
Total stockholders' equity	3,375,644	3,467,685
Total liabilities and stockholders' equity	$33,193,324	$30,600,757
Preferred shares authorized (par value of $20.00 per share)	50,000	50,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	92,947	92,947
Common shares outstanding	86,400	87,515

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Interest income:
Loans, including fees	$220,392	$243,875	$688,032	$725,390
Loans held for sale	833	592	2,104	1,189
Securities-taxable	30,863	32,724	95,172	94,107
Securities-tax exempt	4,831	5,058	14,629	15,715
Short-term investments	124	915	791	3,424
Total interest income	257,043	283,164	800,728	839,825
Interest expense:
Deposits	14,783	49,220	76,349	145,201
Short-term borrowings	1,673	7,729	8,388	23,658
Long-term debt	5,404	3,276	11,754	8,905
Total interest expense	21,860	60,225	96,491	177,764
Net interest income	235,183	222,939	704,237	662,061
Provision for credit losses	24,999	12,421	578,690	38,552
Net interest income (loss) after provision for credit losses	210,184	210,518	125,547	623,509
Noninterest income:
Service charges on deposit accounts	18,440	21,892	56,795	62,982
Trust fees	14,424	15,098	43,390	46,126
Bank card and ATM fees	17,222	17,154	50,541	49,063
Investment and annuity fees and insurance commissions	5,988	7,048	18,504	20,167
Secondary mortgage market operations	12,875	5,713	28,736	13,872
Other income	14,799	16,325	44,112	40,773
Total noninterest income	83,748	83,230	242,078	232,983
Noninterest expense:
Compensation expense	97,095	93,858	286,922	265,573
Employee benefits	20,761	18,622	64,892	57,240
Personnel expense	117,856	112,480	351,814	322,813
Net occupancy expense	13,191	13,156	39,272	38,101
Equipment expense	5,355	4,685	14,724	13,706
Data processing expense	21,888	21,532	65,185	60,951
Professional services expense	14,372	17,704	35,098	35,537
Amortization of intangible assets	4,788	4,889	15,302	15,074
Deposit insurance and regulatory fees	4,108	3,995	15,039	14,156
Other real estate and foreclosed asset (income) expense	(482)	2,055	9,188	1,459
Other expense	14,698	33,058	50,026	71,024
Total noninterest expense	195,774	213,554	595,648	572,821
Income (loss) before income taxes	98,158	80,194	(228,023)	283,671
Income taxes expense (benefit)	18,802	12,387	(79,274)	48,423
Net income (loss)	$79,356	$67,807	$(148,749)	$235,248
Earnings (loss) per common share-basic	$0.90	$0.77	$(1.73)	$2.69
Earnings (loss) per common share-diluted	$0.90	$0.77	$(1.73)	$2.69
Dividends paid per share	$0.27	$0.27	$0.81	$0.81
Weighted average shares outstanding-basic	86,358	86,377	86,614	85,934
Weighted average shares outstanding-diluted	86,400	86,462	86,614	86,010

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Net income (loss)	$79,356	$67,807	$(148,749)	$235,248
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain or loss on securities available for sale and cash flow hedges	425	34,159	217,254	160,627
Reclassification of net gain or loss realized and included in earnings	(4,076)	3,280	(6,593)	11,483
Valuation adjustment to employee benefit plan	—	(7,015)	(10,251)	(7,015)
Amortization of unrealized net loss or gain on securities transferred to held to maturity	(89)	954	(378)	2,435
Other comprehensive income (loss) before income taxes	(3,740)	31,378	200,032	167,530
Income tax expense	48	7,331	46,370	37,977
Other comprehensive income (loss) net of income taxes	(3,788)	24,047	153,662	129,553
Comprehensive income	$75,568	$91,854	$4,913	$364,801

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended September 30, 2020 and 2019					Accumulated
	Common Stock				Other
(in thousands, except per share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Income (Loss), Net	Total
Balance, June 30, 2020	92,947	$309,513	$1,747,640	$1,156,278	$102,726	$3,316,157
Net income	—	—	—	79,356	—	79,356
Other comprehensive loss	—	—	—	—	(3,788)	(3,788)
Comprehensive income	—	—	—	79,356	(3,788)	75,568
Cash dividends declared ($0.27 per common share)	—	—	—	(23,803)	—	(23,803)
Common stock activity, long-term incentive plans	—	—	6,595	47	—	6,642
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	1,080	—	—	1,080
Balance, September 30, 2020	92,947	$309,513	$1,755,315	$1,211,878	$98,938	$3,375,644

Balance, June 30, 2019	87,903	$292,716	$1,737,492	$1,363,910	$(75,203)	$3,318,915
Net income	—	—	—	67,807	—	67,807
Other comprehensive income	—	—	—	—	24,047	24,047
Comprehensive income	—	—	—	67,807	24,047	91,854
Cash dividends declared ($0.27 per common share)	—	—	—	(23,597)	—	(23,597)
Common stock issued in business combination	5,044	16,797	177,052	—	—	193,849
Common stock activity, long-term incentive plan	—	—	4,407	63	—	4,470
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	889	—	—	889
Balance, September 30, 2019	92,947	$309,513	$1,919,840	$1,408,183	$(51,156)	$3,586,380

Nine Months Ended September 30, 2020 and 2019					Accumulated
	Common Stock				Other
(in thousands, except per share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Income (Loss), Net	Total
Balance, December 31, 2019	92,947	$309,513	$1,736,664	$1,476,232	$(54,724)	$3,467,685
Net loss	—	—	—	(148,749)	—	(148,749)
Other comprehensive income	—	—	—	—	153,662	153,662
Comprehensive income	—	—	—	(148,749)	153,662	4,913
Cumulative effect of change in accounting principle	—	—	—	(44,087)	—	(44,087)
Cash dividends declared ($0.81 per common share)	—	—	—	(71,620)	—	(71,620)
Common stock activity, long-term incentive plans	—	—	16,159	102	—	16,261
Net settlement of accelerated share repurchase agreement (1,001,472 shares)	—	—	12,110	—	—	12,110
Repurchase of common stock	—	—	(12,716)	—	—	(12,716)
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	3,098	—	—	3,098
Balance, September 30, 2020	92,947	$309,513	$1,755,315	$1,211,878	$98,938	$3,375,644

Balance, December 31, 2018	87,903	$292,716	$1,725,741	$1,243,592	$(180,709)	$3,081,340
Net income	—	—	—	235,248	—	235,248
Other comprehensive income	—	—	—	—	129,553	129,553
Comprehensive income	—	—	—	235,248	129,553	364,801
Cash dividends declared ($0.81 per common share)	—	—	—	(70,771)	—	(70,771)
Common stock issued in business combination	5,044	16,797	177,052	—	—	193,849
Common stock activity, long-term incentive plan	—	—	14,355	114	—	14,469
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	2,692	—	—	2,692
Balance, September 30, 2019	92,947	$309,513	$1,919,840	$1,408,183	$(51,156)	$3,586,380

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(148,749)	$235,248
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,869	22,867
Provision for credit losses	578,690	38,552
Loss on other real estate and foreclosed assets	9,252	852
Gain on sale of securities	(488)	—
Deferred tax expense (benefit)	(28,949)	30,136
Increase in cash surrender value of life insurance contracts	(14,443)	(10,792)
(Gain) loss on disposal of other assets	(556)	70
Net increase in loans held for sale	(46,691)	(46,727)
Net amortization of securities premium/discount	30,576	23,133
Amortization of intangible assets	15,302	15,074
Stock-based compensation expense	16,661	15,497
Net change in liability from variation margin collateral	(102,501)	(42,500)
Contribution to pension plan	—	(100,000)
Increase (decrease) in interest payable and other liabilities	11,369	(1,632)
Increase in other assets	(97,265)	(10,631)
Other, net	(17,607)	(2,854)
Net cash provided by operating activities	227,470	166,293
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available for sale securities	211,919	143,334
Proceeds from maturities of securities available for sale	662,269	204,391
Purchases of securities available for sale	(1,667,476)	(810,198)
Proceeds from maturities of securities held to maturity	169,863	297,150
Purchases of securities held to maturity	(20,884)	(183,626)
Net (increase) decrease in short-term investments	(668,828)	383,970
Proceeds from sales of loans and leases	301,609	111,141
Net increase in loans	(1,657,939)	(353,971)
Purchase of life insurance contracts	—	(32,788)
Purchases of property and equipment	(31,214)	(33,746)
Proceeds from sales of other real estate	15,299	20,764
Cash acquired in stock-based business combination	—	28,060
Final cash settlement for acquisition of business	—	(1,112)
Other, net	(4,412)	(19,815)
Net cash used in investing activities	(2,689,794)	(246,446)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	3,227,084	(229,964)
Net increase (decrease) in short-term borrowings	(807,977)	452,691
Proceeds from the issuance of long-term debt, net of issuance costs	166,425	11,649
Repayments of long-term debt	(230)	(226)
Dividends paid	(71,620)	(70,771)
Payroll tax remitted on net share settlement of equity awards	(1,639)	(1,594)
Proceeds from exercise of stock options	—	367
Proceeds from dividend reinvestment and stock purchase plans	3,098	2,692
Settlement of forward contract portion of accelerated share repurchase	12,110	—
Repurchase of shares	(12,716)	—
Net cash provided by financing activities	2,514,535	164,844
NET INCREASE IN CASH AND DUE FROM BANKS	52,211	84,691
CASH AND DUE FROM BANKS, BEGINNING	432,104	383,372
CASH AND DUE FROM BANKS, ENDING	$484,315	$468,063
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Value of stock-based consideration in business combination	$—	$193,849
Assets acquired in settlement of loans	5,459	14,170

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

Critical Accounting Policies and Estimates

On January 1, 2020, the Company adopted Accounting Standards Codification (“ASC”) 326, “Financial Instruments – Credit Losses,” more commonly referred to as CECL, on a modified retrospective basis. The provisions of this guidance require a material change to the manner in which the Company estimates and reports losses on financial instruments, including loans and unfunded lending commitments, select securities and other assets carried at amortized cost. Results for reporting periods beginning after January 1, 2020 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.  Changes to the Company’s accounting policies related to CECL are described below. Further, the Company performed an interim test of goodwill impairment using a quantitative assessment, as described below. There were no other material changes or developments during the reporting period with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2019. Refer to Note 16 – Recent Accounting Pronouncements for a discussion of accounting standards adopted during the nine months ended September 30, 2020 and the impact to the Company’s financial statements.

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

For the collectively evaluated portfolios, the Company utilizes internally developed credit models and third party economic forecasts for the calculation of expected credit loss over the reasonable and supportable forecast period for the majority of the portfolio and other methods, generally historical loss based, for select portfolios. The Company calculates collective allowance for a two-year reasonable and supportable forecast period utilizing probability weighted multiple macroeconomic scenarios, and then reverts on a linear basis over four quarters to an average historical loss rate for the remaining term. The credit models consist primarily of multivariate regression and autoregressive models that correlate our historical net charge-off rates to select macroeconomic variables at a collective level. Forward-looking macroeconomic forecasts are applied as inputs to the regression equations to estimate quarterly collective net charge-off rates over the reasonable and supportable period. The net charge-off rates from the credit models for the reasonable and supportable period, the linear reversion rates, and the average loss rates for the post reasonable and supportable periods are applied to forecasted balance runoff for the estimated remaining term. The balance runoff incorporates prepayment assumptions developed from historical experience that are applied to the multiple macroeconomic forecasts. Forecasted net charge-off rates are also applied to forecasted draws and subsequent runoff of unfunded commitments in the calculation of the reserve for unfunded lending commitments. Qualitative adjustments to the output of quantitative calculations are made when management deems it necessary to reflect differences in current and forecasted conditions as compared to those during the historical loss period used in model development. Conditions to be considered include, but are not limited to, problem loan trends, current business and economic conditions, credit concentrations, lending policies and procedures, lending staff, collateral values, loan profiles and volumes, loan review quality, changes in competition and regulations, and other adjustments for model limitations or other variables not specifically captured.

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

During the third quarter of 2020, the Company assessed the indicators of goodwill impairment and noted certain events that indicated that it is “more likely than not” that a goodwill impairment exists, necessitating an interim test of impairment. Triggering events stemming from and in response to the COVID-19 pandemic include continued economic disruption, operating losses driven by a higher provision for credit losses and a lower interest rate environment, and a sustained decrease in the Company’s share price. As such, the Company performed a quantitative assessment of goodwill impairment as of September 30, 2020, which included determining the estimated fair value of the reporting unit and comparing that fair value to the reporting unit's carrying amount. The results of the test indicated that the estimated fair value of the reporting unit exceeded its carrying amount at September 30, 2020; therefore, goodwill was not impaired as of the testing date.

The Company used multiple approaches to measure its fair value at September 30, 2020. The primary approaches included an income approach using the discounted net present value of estimated future cash flows and a market approach using transaction or price-to-forward earnings multiples methodology using the actual price paid in recent acquisition transactions for similar entities, discounted for the current recessionary environment, neither of which resulted in impairment. The results from each of the primary approaches were weighted equally, with the valuation of the reporting unit approximately 14% in excess of net book value at September 30, 2020.

Both valuation techniques employed by the Company require significant assumptions. Depending upon the specific approach, assumptions are made regarding the economic environment, expected net interest margins, growth rates, discount rate used to present value future cash flows, asset quality metrics, control premiums, and price-to-forward earnings multiples. Changes to any one of these assumptions could result in significantly different results. Changes in the amount and/or timing of the Company’s expected future cash flows or estimated growth rates, lack of improvement and/or further decline in the price of the Company’s common stock relative to our book value per share, and/or further deterioration in the economic environment beyond current estimates could result in an impairment charge to goodwill in future reporting periods. Annual impairment testing will be performed in the fourth quarter of 2020 in coordination with our annual strategic planning process, and interim testing is expected to continue until indicators of goodwill impairment no longer exist.

2. Business Combination

On September 21, 2019, the Company completed the acquisition of MidSouth Bancorp, Inc. (“MidSouth”) (NYSE: MSL), parent company of MidSouth Bank, N.A. The transaction provides the Company opportunity for both enhanced growth in several of its current markets, such as MidSouth’s home market of Lafayette, Louisiana, as well as opportunities for expansion into new markets in Louisiana and Texas. The transaction was accounted for as a business combination whereby the Company acquired net assets with an estimated fair value of $130.5 million and recorded goodwill of $63.4 million. In consideration for the net assets acquired, the Company issued approximately 5.0 million shares of our common stock, resulting in a transaction value of $193.8 million. The following table sets forth the acquisition date fair value of the assets acquired and liabilities assumed, and the resulting goodwill. The goodwill is not deductible for federal income tax purposes.

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

Goodwill Resulting from Business Combinations

Goodwill represents the excess of the consideration transferred over the fair value of the net assets acquired. It is comprised of estimated future economic benefits arising from the transaction that cannot be individually identified or do not qualify for separate recognition. These benefits include expanded presence in existing markets and entry into new markets, and expected earnings streams and operational efficiencies that the Company believes will result from this business combination. The following table presents the change in the Company’s goodwill during the year ended December 31, 2019. No measurement period adjustments were recorded during the nine months ended September 30, 2020.

(in thousands)
Goodwill balance at December 31, 2018	$790,972
Final settlement of cash consideration - acquisition of trust and asset management business	1,112
Initial goodwill recorded in the acquisition of MidSouth Bancorp, Inc.	69,207
Measurement period adjustments - acquisition of MidSouth Bancorp, Inc.	(5,838)
Goodwill balance at December 31, 2019	$855,453
Goodwill balance at September 30, 2020	$855,453

3.  Securities

The following tables set forth the amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities classified as available for sale and held to maturity at September 30, 2020 and December 31, 2019. Amortized cost of securities does not include accrued interest which is reflected in the accrued interest line item on the consolidated balance sheets totaling $23.2 million and $23.9 million at September 30, 2020 and December 31, 2019, respectively.

	September 30, 2020				December 31, 2019
		Gross	Gross		Gross	Gross
Securities Available for Sale	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$192,077	$6,664	$125	$198,616	$98,320	$652	$300	$98,672
Municipal obligations	297,712	16,291	347	313,656	242,016	7,789	—	249,805
Residential mortgage-backed securities	2,536,999	70,222	531	2,606,690	1,910,909	20,268	7,020	1,924,157
Commercial mortgage-backed securities	1,965,664	136,056	720	2,101,000	1,570,765	19,880	4,178	1,586,467
Collateralized mortgage obligations	410,050	9,141	21	419,170	807,600	3,757	3,142	808,215
Corporate debt securities	8,000	185	2	8,183	8,000	21	33	7,988
	$5,410,502	$238,559	$1,746	$5,647,315	$4,637,610	$52,367	$14,673	$4,675,304

	September 30, 2020				December 31, 2019
		Gross	Gross		Gross	Gross
Securities Held to Maturity	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$—	$—	$—	$—	$50,000	$3	$—	$50,003
Municipal obligations	630,894	49,348	17	680,225	641,019	27,146	69	668,096
Residential mortgage-backed securities	24,041	1,641	—	25,682	29,687	883	—	30,570
Commercial mortgage-backed securities	550,201	53,253	—	603,454	539,371	12,474	581	551,264
Collateralized mortgage obligations	203,825	4,502	—	208,327	307,932	3,597	458	311,071
	$1,408,961	$108,744	$17	$1,517,688	$1,568,009	$44,103	$1,108	$1,611,004

The following tables present the amortized cost and estimated fair value of debt securities available for sale and held to maturity at September 30, 2020 by contractual maturity.  Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateralized mortgage obligations.

Debt Securities Available for Sale	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$14,492	$14,540
Due after one year through five years	239,148	258,655
Due after five years through ten years	2,066,697	2,196,332
Due after ten years	3,090,165	3,177,788
Total available for sale debt securities	$5,410,502	$5,647,315

Debt Securities Held to Maturity	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$2,196	$2,191
Due after one year through five years	189,141	201,869
Due after five years through ten years	636,976	701,345
Due after ten years	580,648	612,283
Total held to maturity securities	$1,408,961	$1,517,688

The Company held no securities classified as trading at September 30, 2020 and December 31, 2019.

The following table presents the proceeds from, gross gain on, and gross losses on sales of securities during the nine months ended September 30, 2020 and 2019.

	Nine Months Ended September 30,
(in thousands)	2020	2019
Proceeds	$211,919	$143,304
Gross gains	1,984	—
Gross losses	1,496	—

Securities with carrying values totaling $3.2 billion and $3.3 billion were pledged as collateral at September 30, 2020 and December 31, 2019 respectively, primarily to secure public deposits or securities sold under agreements to repurchase.

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

Effective January 1, 2020, in conjunction with the adoption of CECL, and again at September 30, 2020, the Company evaluated credit impairment for individual securities available for sale whose fair value was below amortized cost with a more than inconsequential risk of default and where the Company had assessed the decline in fair value significant enough to suggest a credit event occurred. There were no securities that met the criteria of a credit loss event and therefore, no allowance for credit loss was recorded for either period. The fair value and gross unrealized losses for securities classified as available for sale with unrealized losses for the periods indicated follow.

Available for Sale
September 30, 2020	Losses < 12 months		Losses 12 months or >		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$44,039	$125	$—	$—	$44,039	$125
Municipal obligations	26,010	347	—	—	26,010	347
Residential mortgage-backed securities	229,662	529	367	2	230,029	531
Commercial mortgage-backed securities	252,858	720	—	—	252,858	720
Collateralized mortgage obligations	3,300	21	—	—	3,300	21
Corporate debt securities	3,498	2	—	—	3,498	2
	$559,367	$1,744	$367	$2	$559,734	$1,746

Available for Sale
December 31, 2019	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$28,235	300	$—	$—	$28,235	$300
Municipal obligations	—	—	—	—	—	—
Residential mortgage-backed securities	420,066	5,042	399,787	1,978	819,853	7,020
Commercial mortgage-backed securities	458,855	3,971	14,896	207	473,751	4,178
Collateralized mortgage obligations	89,689	1,315	184,389	1,827	274,078	3,142
Corporate debt securities	1,467	33	—	—	1,467	33
	$998,312	$10,661	$599,072	$4,012	$1,597,384	$14,673

Effective January 1, 2020 and in conjunction with the adoption of CECL, and again as of September 30, 2020, the Company evaluated its held to maturity municipal obligation portfolio for credit loss using probability of default and loss given default models. The models were run using a long-term average probability of default migration and with a probability weighting of Moody’s economic forecasts. The economic forecasts were largely weighted to a baseline scenario with some weight given to other scenarios. The September 30, 2020 forecast was further stressed by running a more severe probability of default migration. The resulting credit loss was negligible for both periods and no allowance for credit loss was recorded. The fair value and gross unrealized losses for securities classified as held to maturity with unrealized losses for the periods indicated follow.

Held to Maturity
September 30, 2020	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	$—	$—	$—	$—	$—
Municipal obligations	523	2	2,890	15	3,413	17
Residential mortgage-backed securities	—	—	—	—	—	—
Commercial mortgage-backed securities	222	—	—	—	222	—
Collateralized mortgage obligations	—	—	—	—	—	—
	$745	$2	$2,890	$15	$3,635	$17

Held to Maturity
December 31, 2019	Losses < 12 months		Losses 12 months or >		Total
		Gross	Gross			Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	$—	$—	$—	$—	$—
Municipal obligations	4,735	38	3,143	31	7,878	69
Residential mortgage-backed securities	—	—	—	—	—	—
Commercial mortgage-backed securities	28,426	581	—	—	28,426	581
Collateralized mortgage obligations	—	—	49,110	458	49,110	458
	$33,161	$619	$52,253	$489	$85,414	$1,108

As of September 30, 2020 the Company had 40 securities with market values below their cost basis. Unrealized losses in both portfolios relate primarily to changes in interest rates on fixed rate debt securities since the respective purchase dates. In all cases, the indicated impairment on these debt securities would be recovered no later than the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. None of the unrealized losses relate to the marketability of the securities or the issuers’ abilities to meet contractual obligations. The Company had adequate liquidity as of September 30, 2020 and December 31, 2019 and did not intend to nor believe that it would be required to sell these securities before recovery of the indicated impairment. The unrealized losses on these securities were determined to be non-credit related as of December 31, 2019 and as noted above, no allowance for credit losses was recorded as of January 1, 2020 or September 30, 2020.

4.  Loans and Allowance for Credit Losses

The Company generally makes loans in its market areas of south and central Mississippi; southern and central Alabama; northwest, central and south Louisiana; the northern, central, and panhandle regions of Florida; certain areas of east and northeast Texas, including Houston, Beaumont and Dallas; and Nashville, Tennessee. Loans, net of unearned income, by portfolio are presented at amortized cost basis in the table below. Amortized cost does not include accrued interest, which is reflected in the accrued interest line item in the Consolidated Balance Sheets, totaling $86.0 million and $67.7 million at September 30, 2020 and December 31, 2019, respectively.

	September 30,	December 31,
(in thousands)	2020	2019
Commercial non-real estate	$10,257,788	$9,166,947
Commercial real estate - owner occupied	2,779,407	2,738,460
Total commercial and industrial	13,037,195	11,905,407
Commercial real estate - income producing	3,406,554	2,994,448
Construction and land development	1,096,149	1,157,451
Residential mortgages	2,754,388	2,990,631
Consumer	1,945,918	2,164,818
Total loans	$22,240,204	$21,212,755

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

Allowance for Credit Losses

The following tables show activity in the allowance for credit losses by portfolio class for the nine months ended September 30, 2020 and 2019, as well as the corresponding recorded investment in loans at the end of each period. Effective January 1, 2020, the Company adopted the provisions of ASC 326 (CECL) using a modified retrospective basis. The difference between the December 31, 2019 incurred allowance and the CECL allowance is reflected as a cumulative effect of change in accounting principle in the table below. For further discussion of the day one impact of the CECL adoption, refer to Note 16 – Recent Accounting Pronouncements.

		Commercial	Total	Commercial
	Commercial	real estate-	commercial	real estate-	Construction
	non-real	owner	and	income	and land	Residential
(in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total
	Nine Months Ended September 30, 2020
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$106,432	$10,977	$117,409	$20,869	$9,350	$20,331	$23,292	$191,251
Cumulative effect of change in accounting principle	(244)	14,877	14,633	7,287	7,478	12,921	7,092	49,411
Charge-offs	(364,123)	(1,828)	$(365,951)	(2,211)	(7)	(170)	(13,640)	(381,979)
Recoveries	4,831	659	$5,490	46	549	1,078	4,360	11,523
Net provision for loan losses	401,155	41,336	$442,491	78,661	12,325	17,613	27,378	578,468
Ending balance - allowance for loan losses	$148,051	$66,021	$214,072	$104,652	$29,695	$51,773	$48,482	$448,674
Reserve for unfunded lending commitments:
Beginning balance	$3,974	$—	$3,974	$—	$—	$—	$—	$3,974
Cumulative effect of change in accounting principle	5,772	288	6,060	449	15,658	17	5,146	27,330
Provision for losses on unfunded commitments	(3,786)	187	(3,599)	1,599	6,046	(11)	(3,813)	222
Ending balance - reserve for unfunded lending commitments	5,960	475	6,435	2,048	21,704	6	1,333	31,526
Total allowance for credit losses	$154,011	$66,496	$220,507	$106,700	$51,399	$51,779	$49,815	$480,200
Allowance for loan losses:
Individually evaluated	$27,304	$1,344	$28,648	$24	$169	$416	$456	$29,713
Collectively evaluated	120,747	64,677	185,424	104,628	29,526	51,357	48,026	418,961
Allowance for loan losses	$148,051	$66,021	$214,072	$104,652	$29,695	$51,773	$48,482	$448,674
Reserve for unfunded lending commitments:
Individually evaluated	$992	$—	$992	$—	$—	$—	$5	$997
Collectively evaluated	4,968	475	5,443	2,048	21,704	6	1,328	30,529
Reserve for unfunded lending commitments:	$5,960	$475	$6,435	$2,048	$21,704	$6	$1,333	$31,526
Total allowance for credit losses	$154,011	$66,496	$220,507	$106,700	$51,399	$51,779	$49,815	$480,200
Loans:
Individually evaluated	$73,139	$11,124	$84,263	$5,549	$1,837	$6,064	$3,924	$101,637
Collectively evaluated	10,184,649	2,768,283	12,952,932	3,401,005	1,094,312	2,748,324	1,941,994	22,138,567
Total loans	$10,257,788	$2,779,407	$13,037,195	$3,406,554	$1,096,149	$2,754,388	$1,945,918	$22,240,204

		Commercial	Total	Commercial
	Commercial	real estate-	commercial	real estate-	Construction
	non-real	owner	and	income	and land	Residential
(in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total
	Nine Months Ended September 30, 2019
Allowance for loan losses:
Beginning balance	$97,752	$13,757	$111,509	$17,638	$15,647	$23,782	$25,938	$194,514
Charge-offs	(33,382)	(137)	(33,519)	(10)	(7)	(660)	(13,169)	(47,365)
Recoveries	5,662	284	5,946	518	108	433	2,866	9,871
Net provision for loan losses	29,267	545	29,812	7,604	(5,982)	(2,076)	9,194	38,552
Ending balance	$99,299	$14,449	$113,748	$25,750	$9,766	$21,479	$24,829	$195,572
Ending balance:
Allowance:
Individually evaluated for impairment	$11,535	$57	$11,592	$49	$29	$183	$365	$12,218
Amounts related to purchased credit impaired loans	135	172	307	40	144	8,032	300	8,823
Collectively evaluated for impairment	87,629	14,220	101,849	25,661	9,593	13,264	24,164	174,531
Total allowance	$99,299	$14,449	$113,748	$25,750	$9,766	$21,479	$24,829	$195,572
Loans:
Individually evaluated for impairment	$201,979	$11,109	$213,088	$2,781	$3,385	$4,301	$1,583	$225,138
Purchased credit impaired loans	33,040	45,124	78,164	27,281	23,431	93,450	6,294	228,620
Collectively evaluated for impairment	8,657,985	2,678,146	11,336,131	3,030,506	1,163,902	2,907,207	2,144,448	20,582,194
Total loans	$8,893,004	$2,734,379	$11,627,383	$3,060,568	$1,190,718	$3,004,958	$2,152,325	$21,035,952

The calculation of the allowance for credit losses under CECL is performed using two primary approaches: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated. The increase in the allowance for credit losses for the nine months ended September 30, 2020 reflects the impact of the economic shutdown in response to the pandemic and the significant drop in oil prices. The allowance for credit losses was developed using multiple Moody’s macroeconomic forecasts applied to internally developed credit models for a two year reasonable and supportable period. The Company weighted the baseline economic forecast, which Moody’s defines as the “most likely outcome” based on current conditions and its view of where the economy is headed, at 50%. Following the sharp recession in the first half of 2020, the baseline scenario assumes a gradual recovery beginning in the second half of 2020, with the most meaningful growth occurring after a vaccine for the coronavirus becomes widely available in the second quarter of 2021. The upside scenario S-1 and the downside scenario S-2 were each weighted 25% to incorporate reasonably possible alternative outcomes. The S-1 scenario reflects reasonably possible improving conditions and a quicker recovery in 2020 and in 2021 compared to the baseline. The S-2 scenario reflects reasonably possible slower economic recovery, with higher instances of infection and death, and restrictions on travel and business winding down somewhat more slowly as compared to the baseline. The degradation in economic conditions during the nine months ended September 30, 2020 created the need for an increased allowance across all portfolios. The allowance for credit loss activity for the nine months ended September 30, 2020 also reflects the impact the sale of $497 million of energy-related loans. The write-down to loans’ observable market value plus cost to sell resulted in charge-offs of $242.6 million and a reserve release of $82.5 million, for a net provision for credit losses impact of $160.1 million, which is mostly reflected in the commercial non-real estate portfolio. Detail of the individually evaluated allowance is provided in the impaired loans section that follows.

Impaired Loans

The following table shows the composition of nonaccrual loans by portfolio class. Prior to the adoption of CECL, purchased credit impaired loans accounted for in pools with an accretable yield were considered to be performing. Such loans totaled $17.5 million at December 31, 2019.

	September 30,	December 31,
(in thousands)	2020	2019
Commercial non-real estate	$78,184	$178,678
Commercial real estate - owner occupied	14,683	7,708
Total commercial and industrial	92,867	186,386
Commercial real estate - income producing	7,028	2,594
Construction and land development	3,234	1,217
Residential mortgages	43,596	39,262
Consumer	24,737	16,374
Total loans	$171,462	$245,833

For the nine months ended September 30, 2020 and 2019, the estimated amount of interest income that would have been recorded had the loans not been assigned nonaccrual status was $10.6 million and $9.9 million, respectively.

Nonaccrual loans include nonaccruing loans modified in troubled debt restructurings (“TDRs”) of $39.9 million and $132.5 million at September 30, 2020 and December 31, 2019, respectively. Total TDRs, both accruing and nonaccruing, were $49.1 million at September 30, 2020 and $193.7 million at December 31, 2019.  All TDRs are individually evaluated for credit loss.  At September 30, 2020 and December 31, 2019, the Company had unfunded commitments of $1.0 million and $2.4 million, respectively, to borrowers whose loan terms have been modified in a TDR.

The tables below detail by portfolio class TDRs that were modified during the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended
($ in thousands)	September 30, 2020			September 30, 2019
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial non-real estate	—	$—	$—	2	$13,083	$6,271
Commercial real estate - owner occupied	—	—	—	—	—	—
Total commercial and industrial	—	—	—	2	13,083	6,271
Commercial real estate - income producing	—	—	—	1	123	123
Construction and land development	—	—	—	3	323	323
Residential mortgages	5	1,358	1,358	3	297	297
Consumer	2	25	25	4	70	70
Total loans	7	$1,383	$1,383	13	$13,896	$7,084

	Nine Months Ended
($ in thousands)	September 30, 2020			September 30, 2019
Troubled Debt Restructurings:	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial non-real estate	3	$745	$745	10	$27,220	$20,408
Commercial real estate - owner occupied	—	—	—	1	167	167
Total commercial and industrial	3	745	745	11	27,387	20,575
Commercial real estate - income producing	—	—	—	1	123	123
Construction and land development	1	15	15	3	323	323
Residential mortgages	14	3,424	3,424	10	2,199	2,199
Consumer	7	89	89	6	116	116
Total loans	25	4,273	4,273	31	$30,148	$23,336

The TDRs modified during the nine months ended September 30, 2020 reflected in the table above include $0.7 million of loans with extended amortization terms or other payment concessions, $1.1 million with reduced interest rates, $0.4 million with significant covenant waivers and $2.1 million with other modifications. The TDRs modified during the nine months ended September 30, 2019 include $0.6 million of loans with extended amortization terms or other payment concessions, $22.1 million with significant covenant waivers and $7.4 million with other modifications.

One commercial non-real estate loan totaling $0.4 million, one residential mortgage loan totaling $0.6 million, and two consumer loans totaling $0.2 million that defaulted during the nine months ended September 30, 2020 had been modified in a TDR during the twelve months prior to default. No loans that defaulted during the nine months ended September 30, 2019 had been modified in a TDR during the twelve months prior to default.

The tables below present loans that are individually evaluated by portfolio class at September 30, 2020 and December 31, 2019. Loans individually evaluated include nonaccrual loans, TDRs and other loans that do not share common characteristics with loans evaluated on a collective basis that have aggregate relationship balances of $1 million or more.

	September 30, 2020
(in thousands)	Recorded investment without an allowance	Recorded investment with an allowance	Unpaid principal balance	Related allowance for loan loss
Commercial non-real estate	$20,689	$52,450	$125,893	$27,304
Commercial real estate - owner occupied	6,900	4,224	14,029	1,344
Total commercial and industrial	27,589	56,674	139,922	28,648
Commercial real estate - income producing	5,453	96	7,016	24
Construction and land development	667	1,170	1,838	169
Residential mortgages	2,890	3,174	6,869	416
Consumer	1,592	2,332	3,924	456
Total loans	$38,191	$63,446	$159,569	$29,713

	December 31, 2019
(in thousands)	Recorded investment without an allowance	Recorded investment with an allowance	Unpaid principal balance	Related allowance for loan loss
Commercial non-real estate	$134,191	$98,247	$270,078	$21,733
Commercial real estate - owner occupied	2,665	1,716	7,793	104
Total commercial and industrial	136,856	99,963	277,871	21,837
Commercial real estate - income producing	373	1,525	1,959	18
Construction and land development	—	277	322	21
Residential mortgages	3,383	1,791	5,709	217
Consumer	479	1,004	1,906	292
Total loans	$141,091	$104,560	$287,767	$22,385

The tables below present the average balances and interest income for individually evaluated loans for the three and nine months ended September 30, 2020 and 2019.  Interest income recognized represents interest on accruing loans modified in a TDR.

	Three Months Ended
	September 30, 2020		September 30, 2019
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial non-real estate	$81,227	$37	$213,291	$1,062
Commercial real estate - owner occupied	10,553	—	14,439	45
Total commercial and industrial	91,780	37	227,730	1,107
Commercial real estate - income producing	5,886	6	2,331	7
Construction and land development	1,422	3	1,702	2
Residential mortgages	5,887	22	4,195	2
Consumer	3,947	21	1,552	21
Total loans	$108,922	$89	$237,510	$1,139

	Nine Months Ended
	September 30, 2020		September 30, 2019
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial non-real estate	$190,622	$776	$225,597	$4,202
Commercial real estate - owner occupied	7,306	—	17,044	196
Total commercial and industrial	197,928	776	242,641	4,398
Commercial real estate - income producing	5,749	18	2,430	21
Construction and land development	1,805	7	597	2
Residential mortgages	5,318	43	4,525	9
Consumer	2,651	67	1,442	55
Total loans	$213,451	$911	$251,635	$4,485

The TDR disclosure above does not include loans modified under Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) signed into law on March 27, 2020, which allows financial institutions to exclude eligible modifications from TDR assessment. Eligible modification must be (1) related to COVID-19, (2) executed on a loan that was not more than 30 days past due as of December 31, 2019 and (3) executed between March 1, 2020 and the earlier of 60 days after the date of the termination of the national emergency or December 31, 2020. At September 30, 2020, there were 817 loans totaling $564.8 million with active short-term payment deferrals of principal, interest or both, or other qualifying CARES Act modifications. These loans are reported in the aging analysis that follows based on the modified terms.

Aging Analysis

The tables below present the aging analysis of past due loans by portfolio class at September 30, 2020 and December 31, 2019. Prior to the adoption of CECL, purchased credit impaired loans accounted for in pools under ASC 310-30 with an accretable yield were considered to be current in the table below as of December 31, 2019. These loans totaled $6.1 million for 30-59 days past due, $2.0 million for 60-89 days past due and $8.3 million for both greater than 90 days past due and greater than 90 days past due and still accruing at December 31, 2019.

September 30, 2020	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
(in thousands)
Commercial non-real estate	$6,026	$14,277	$65,705	$86,008	$10,171,780	$10,257,788	$5,110
Commercial real estate - owner occupied	535	2,276	11,708	14,519	2,764,888	2,779,407	113
Total commercial and industrial	6,561	16,553	77,413	100,527	12,936,668	13,037,195	5,223
Commercial real estate - income producing	165	30,238	8,701	39,104	3,367,450	3,406,554	2,490
Construction and land development	1,076	237	3,178	4,491	1,091,658	1,096,149	393
Residential mortgages	3,164	11,779	32,908	47,851	2,706,537	2,754,388	1,818
Consumer	9,451	4,621	12,920	26,992	1,918,926	1,945,918	515
Total	$20,417	$63,428	$135,120	$218,965	$22,021,239	$22,240,204	$10,439

December 31, 2019	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
(in thousands)
Commercial non-real estate	$20,893	$13,445	$100,806	$135,144	$9,031,803	9,166,947	$1,537
Commercial real estate - owner occupied	4,862	556	7,268	12,686	2,725,774	2,738,460	830
Total commercial and industrial	25,755	14,001	108,074	147,830	11,757,577	11,905,407	2,367
Commercial real estate - income producing	738	703	2,910	4,351	2,990,097	2,994,448	450
Construction and land development	5,747	680	2,480	8,907	1,148,544	1,157,451	2,042
Residential mortgages	32,867	8,584	23,577	65,028	2,925,603	2,990,631	85
Consumer	18,586	6,215	9,901	34,702	2,130,116	2,164,818	1,638
Total	$83,693	$30,183	$146,942	$260,818	$20,951,937	$21,212,755	$6,582

Credit Quality Indicators

The following tables present the credit quality indicators by segments and portfolio class of loans held for investment at September 30, 2020 and December 31, 2019. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process. In addition, the Company often examines portfolios of loans to determine if there are areas of risk not specifically identified in its loan by loan approach. As a result, several loans were downgraded to pass-watch in 2020 in reaction to the economic downturn caused by the pandemic and other environmental factors. In alignment with regulatory guidance, the Company has been working with its customers to manage through this period of severe uncertainty and economic stress, including providing various types of loan deferrals. While a significant number of these deferrals have expired, our ability to predict future cash flow is limited due to the economic uncertainty, and we expect that further risk rating adjustments may be required.

	September 30, 2020
(in thousands)	Commercial non-real estate	Commercial real estate - owner- occupied	Total commercial and industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$9,617,743	$2,562,635	$12,180,378	$3,278,116	$1,062,252	$16,520,746
Pass-Watch	368,292	127,688	495,980	83,736	27,851	607,567
Special Mention	85,096	37,299	122,395	2,021	210	124,626
Substandard	186,657	51,785	238,442	42,681	5,836	286,959
Doubtful	—	—	—	—	—	—
Total	$10,257,788	$2,779,407	$13,037,195	$3,406,554	$1,096,149	$17,539,898

	December 31, 2019
(in thousands)	Commercial non-real estate	Commercial real estate - owner- occupied	Total commercial and industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$8,492,113	$2,517,448	$11,009,561	2,883,553	$1,120,997	$15,014,111
Pass-Watch	220,850	146,266	367,116	69,765	25,621	462,502
Special Mention	71,654	14,651	86,305	14,995	283	101,583
Substandard	382,330	60,095	442,425	26,135	10,550	479,110
Doubtful	—	—	—	—	—	—
Total	$9,166,947	$2,738,460	$11,905,407	$2,994,448	$1,157,451	$16,057,306

	September 30, 2020			December 31, 2019
(in thousands)	Residential mortgage	Consumer	Total	Residential mortgage	Consumer	Total
Performing	$2,708,484	$1,920,049	$4,628,533	$2,950,854	$2,147,312	$5,098,166
Nonperforming	45,904	25,869	71,773	39,777	17,506	57,283
Total	$2,754,388	$1,945,918	$4,700,306	$2,990,631	$2,164,818	$5,155,449

Below are the definitions of the Company’s internally assigned grades:

Commercial:

•	Pass – loans properly approved, documented, collateralized, and performing which do not reflect an abnormal credit risk.
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

Vintage Analysis

The following table presents credit quality disclosures of amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing at September 30, 2020. The Company defines vintage as the later of origination, renewal or restructure date.

	Term Loans
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial Loans:
Pass	$4,980,953	$3,098,996	$1,979,152	$1,508,213	$1,067,144	$1,417,583	$2,385,763	$82,942	$16,520,746
Pass-Watch	70,389	101,741	56,681	78,598	53,259	116,413	125,134	5,352	607,567
Special Mention	5,687	13,763	24,805	17,888	31,355	2,268	25,960	2,900	124,626
Substandard	76,243	21,552	24,505	37,104	18,231	50,571	48,004	10,749	286,959
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$5,133,272	$3,236,052	$2,085,143	$1,641,803	$1,169,989	$1,586,835	$2,584,861	$101,943	$17,539,898
Residential Mortgage and Consumer Loans:
Performing	$351,828	$501,172	$489,007	$629,621	$536,380	$901,979	$1,212,937	$5,609	4,628,533
Nonperforming	1,244	4,540	6,181	10,422	5,178	35,169	3,039	6,000	71,773
Total Consumer Loans	$353,072	$505,712	$495,188	$640,043	$541,558	$937,148	$1,215,976	$11,609	$4,700,306

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

Residential Mortgage Loans in Process of Foreclosure

Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. Included in loans at September 30, 2020 and December 31, 2019 was $11.2 million and $8.6 million of consumer loans secured by single family residential real estate that were in process of foreclosure. In March 2020, in light of the economic deterioration stemming from the COVID-19 pandemic, the Company placed all active residential mortgage foreclosures on hold and suspended the filing of new foreclosures. On September 1, 2020 the Company resumed foreclosure activity in all states except Florida, where the moratorium expired on September 30 and foreclosure activity resumed October 1, 2020. In addition to the single family residential real estate loans in process of foreclosure, the Company also held $3.6 million and $6.3 million of foreclosed single family residential properties in other real estate owned at September 30, 2020 and December 31, 2019, respectively.

Loans Held for Sale

At September 30, 2020 and December 31, 2019, loans held for sale was comprised only of mortgage loans originated for sale in the secondary market.

5. Securities Sold under Agreements to Repurchase

Included in short-term borrowings are customer securities sold under agreements to repurchase that mature daily and are secured by U.S. agency securities totaling $806.6 million and $484.4 million at September 30, 2020 and December 31, 2019, respectively. The Company borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury management services offered to its deposit customers. As the Company maintains effective control over assets sold under agreements to repurchase, the securities continue to be carried on the consolidated statements of financial condition. Because the Company acts as borrower transferring assets to the counterparty, and the agreements mature daily, the Company’s risk is limited.

6. Long Term Debt

At September 30, 2020 and December 31, 2019, long-term debt was comprised of the following:

	September 30,	December 31,
(in thousands)	2020	2019
Subordinated notes payable, maturing June 2045	$150,000	$150,000
Subordinated notes payable, maturing June 2060	172,500	—
Other long-term debt	73,709	87,890
Less: unamortized debt issuance costs	(10,322)	(4,428)
Total long-term debt	$385,887	$233,462

The following table sets forth unamortized debt issuance costs associated with the respective debt instruments at September 30, 2020:
		Unamortized
		Debt
		Issuance
(in thousands)	Principal	Costs
Subordinated notes payable, maturing June 2045	$150,000	$4,296
Subordinated notes payable, maturing June 2060	172,500	6,026
Other long-term debt	73,709	—
Total	$396,209	$10,322

On June 9, 2020, the Company completed the issuance of subordinated notes payable with an aggregate principal amount of $172.5 million with a stated maturity of June 15, 2060. The notes accrue interest at a fixed rate of 6.25% per annum, with quarterly interest payments that began September 15, 2020. Subject to prior approval by the Federal Reserve, the Company may redeem the notes in whole or in part on any interest payment date on or after June 15, 2025. This debt qualifies as tier 2 capital in the calculation of certain regulatory capital ratios. The proceeds from the issuance are intended for general corporate purposes, including providing capital to Hancock Whitney Bank if and when deemed appropriate.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional or contractual amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at September 30, 2020 and December 31, 2019.

		September 30, 2020			December 31, 2019
			Derivative (1)			Derivative (1)
(in thousands)	Type of Hedge	Notional or Contractual Amount	Assets	Liabilities	Notional or Contractual Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate loans	Cash Flow	$1,175,000	$57,412	—	$1,175,000	$24,172	$337
Interest rate swaps - securities	Fair Value	762,650	842	24,203	441,400	1,474	1,759
Interest rate swaps - brokered deposits	Fair Value	—	—	—	43,000	—	9
		1,937,650	58,254	24,203	1,659,400	25,646	2,105
Derivatives not designated as hedging instruments:
Interest rate swaps (2)	N/A	4,560,306	164,273	168,207	3,759,232	54,512	55,664
Risk participation agreements	N/A	205,787	78	136	254,825	21	45
Forward commitments to sell residential mortgage loans	N/A	345,871	82	3,584	145,623	651	744
Interest rate-lock commitments on residential mortgage loans	N/A	265,957	2,452	59	83,224	369	375
Foreign exchange forward contracts	N/A	81,492	1,937	1,888	64,632	303	366
Visa Class B derivative contract	N/A	43,565	—	4,616	43,753	—	5,704
		5,502,978	168,822	178,490	4,351,289	55,856	62,898
Total derivatives		$7,440,628	$227,076	$202,693	$6,010,689	$81,502	$65,003
Less: netting adjustment (3)			(58,254)	(146,415)		(27,056)	(43,914)
Total derivative assets/liabilities			$168,822	$56,278		$54,446	$21,089

(1)	Derivative assets and liabilities are reported at fair value in other assets or other liabilities, respectively, in the consolidated balance sheets.
(2)	The notional amount represents both the customer accommodation agreements and offsetting agreements with unrelated financial institutions.
(3)

Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty. See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans. For each agreement, the Company receives interest at a fixed rate and pays at a variable rate. Amortization of other comprehensive loss on terminated cash flow hedges totaled $1.4  million and 3.4 million for the nine months ended September 30, 2020 and 2019. The notional amounts of the swap agreements in place at September 30, 2020 expire as follows: $50 million in 2021; $475 million in 2022; $550 million in 2023; and $100 million in 2024.

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

The majority of the hedged available for sale securities is a closed portfolio of pre-payable commercial mortgage backed securities. In accordance with ASC 815, prepayment risk may be excluded when measuring the change in fair value of such hedged items attributable to interest rate risk under the last-of-layer approach. At September 30, 2020, the amortized cost basis of the closed portfolio of pre-payable commercial mortgage backed securities totaled $823.6 million. The amount that represents the hedged items was $752.5 million and the basis adjustment associated with the hedged items totaled $23.8 million.

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

The Company has offered customers a deferral of the monthly derivative payment/settlement if the associated loan was on deferral. At September 30, 2020, the Company had a receivable totaling $0.1 million related to these deferrals.

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

The contract includes a contingent accelerated termination clause based on the credit ratings of the Company. At September 30, 2020 and December 31, 2019 the fair value of the liability associated with this contract was $4.6 million and $5.7 million, respectively.

Effect of Derivative Instruments on the Statement of Income

The effects of derivative instruments on the consolidated statements of income for the nine months ended September 30, 2020 and 2019 are presented in the table below. Interest income or the reduction of interest income attributable to cash flow hedges includes amortization of accumulated other comprehensive loss that resulted from termination of interest rate swap contracts.

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivative Instruments:	Location of Gain (Loss) Recognized in the Statement of Income:	2020	2019	2020	2019
Cash flow hedges - variable rate loans	Interest income	$5,788	$(956)	$11,249	$(4,632)
Fair value hedges - securities	Interest income	(7)	15	33	15
Fair value hedges - brokered deposits	Interest expense	—	(243)	46	(1,692)
All other instruments	Other noninterest income	1,739	4,324	9,718	8,733
Total gain		$7,520	$3,140	$21,046	$2,424

Credit Risk-Related Contingent Features

Certain of the Company’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as a downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. At September 30, 2020, the Company was not in violation of any such provisions. The aggregate fair value of derivative instruments with credit risk-related contingent features that were in a net liability position at September 30, 2020 and December 31, 2019 was $47.1 million and $12.9 million, respectively, for which the Company had posted collateral of $47.8 million and $12.4 million, respectively.

Offsetting Assets and Liabilities

The Company’s derivative instruments with certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero. Agreements with certain bilateral counterparties require both parties to maintain collateral in the event that the fair values of derivative instruments exceed established exposure thresholds. For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses. Offsetting information in regards to all derivative assets and liabilities, including accrued interest, subject to these master netting agreements at September 30, 2020 and December 31, 2019 is presented in the following tables.

(in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts Recognized	Offset in the Statement of Financial Condition	Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
As of September 30, 2020
Derivative Assets	$60,231	$(60,231)	$—	$—	$—	$—
Derivative Liabilities	$195,780	$(148,738)	$47,042	$—	$87,926	$(40,884)

(in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts Recognized	Offset in the Statement of Financial Condition	Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
As of December 31, 2019
Derivative Assets	$27,938	$(27,915)	$23	$23	$—	$—
Derivative Liabilities	$56,523	$(44,570)	$11,953	$23	$35,113	$(23,183)

The Company has excess collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

8. Stockholders’ Equity

Common Shares Outstanding

Common shares outstanding excludes treasury shares totaling 5.2 million at September 30, 2020 and 4.0 million at December 31, 2019, with a first-in-first-out cost basis of $176.1 million and $135.8 million at September 30, 2020 and December 31, 2019, respectively. Shares outstanding also excludes unvested restricted share awards totaling 1.4 million at both September 30, 2020 and December 31, 2019.

Shares Issued as Consideration in Business Combination

On September 21, 2019, the Company issued approximately 5.0 million shares of common stock at a market value of $38.42 per share as consideration for its acquisition of MidSouth. Refer to Note 2 – Business Combination for further information.

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

In January 2020, the Company repurchased 315,851 shares of its common stock at a price of $40.26 in a privately negotiated transaction. In total, the Company repurchased 4.9 million of the 5.5 million authorized shares under the buyback program at an average price of $37.65 per share.

The Company has suspended the repurchase of shares under its stock buyback program.

Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) and changes in those components are presented in the following table.

	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Cash Flow Hedges	Equity Method Investment	Total
(in thousands)
Balance, December 31, 2018	$(50,125)	$(12,044)	$(110,247)	$(8,293)	$—	$(180,709)
Net change in unrealized loss	125,589	—	—	35,472	(434)	160,627
Reclassification of net loss realized and included in earnings	—	—	6,851	4,632	—	11,483
Valuation adjustment to employee benefit plans	—	—	(7,015)	—	—	(7,015)
Amortization of unrealized net loss on securities transferred to HTM	—	2,435	—	—	—	2,435
Income tax expense (benefit)	28,395	551	(37)	9,068	—	37,977
Balance, September 30, 2019	$47,069	$(10,160)	$(110,374)	$22,743	$(434)	$(51,156)
Balance, December 31, 2019	$28,950	$639	$(101,278)	$17,399	$(434)	$(54,724)
Net change in unrealized gain or loss	176,009	—	—	46,180	(4,935)	217,254
Reclassification of net income or loss realized and included in earnings	—	—	4,656	(11,249)	—	(6,593)
Valuation adjustment to employee benefit plans	—	—	(10,251)	—	—	(10,251)
Amortization of unrealized net gain on securities transferred to HTM	—	(378)	—	—	—	(378)
Income tax expense (benefit)	39,817	(85)	(1,265)	7,903	—	46,370
Balance, September 30, 2020	$165,142	$346	$(105,608)	$44,427	$(5,369)	$98,938

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

The following table shows the line items of the consolidated statements of income affected by amounts reclassified from AOCI.

	Nine Months Ended
Amount reclassified from AOCI (a)	September 30,		Affected line item on
(in thousands)	2020	2019	the statement of income
Amortization of unrealized net gain or loss or gain on securities transferred to HTM	$378	$(2,435)	Interest income
Tax effect	(85)	551	Income taxes
Net of tax	293	(1,884)	Net income
Amortization of defined benefit pension and post-retirement items	(4,656)	(6,851)	Other noninterest expense (b)
Tax effect	1,053	1,546	Income taxes
Net of tax	(3,603)	(5,305)	Net income
Reclassification of unrealized gain (loss) on cash flow hedges	12,602	(1,200)	Interest income
Tax effect	(2,851)	271	Income taxes
Net of tax	9,751	(929)	Net income
Amortization of loss on terminated cash flow hedges	(1,353)	(3,432)	Interest income
Tax effect	306	776	Income taxes
Net of tax	(1,047)	(2,656)	Net income
Total reclassifications, net of tax	$5,394	$(10,774)	Net income

(a)	Amounts in parentheses indicate reduction in net income.
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

9. Other Noninterest Income

Components of other noninterest income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Income from bank-owned life insurance	$6,628	$4,147	$14,211	$11,495
Credit related fees	2,911	2,988	8,585	8,520
Income from derivatives	1,739	4,324	9,718	8,733
Other miscellaneous	3,521	4,866	11,598	12,025
Total other noninterest income	$14,799	$16,325	$44,112	$40,773

10. Other Noninterest Expense

Components of other noninterest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Advertising	$3,159	$5,435	$10,089	$11,768
Corporate value and franchise taxes	4,872	4,109	13,649	12,366
Telecommunications and postage	4,043	3,610	11,483	10,439
Entertainment and contributions	1,315	2,765	7,146	8,215
Travel expense	309	1,172	1,816	3,614
Printing and supplies	1,271	1,459	4,006	3,720
Tax credit investment amortization	961	1,286	2,882	3,658
Net other retirement expense (income)	(6,337)	(4,152)	(18,796)	(12,409)
Other miscellaneous	5,105	17,374	17,751	29,653
Total other noninterest expense	$14,698	$33,058	$50,026	$71,024

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

A summary of the information used in the computation of earnings (loss) per common share follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Numerator:
Net income (loss) to common shareholders	$79,356	$67,807	$(148,749)	$235,248
Net dividends or income allocated to participating securities - basic and diluted	1,435	1,141	1,278	3,980
Net income (loss) allocated to common shareholders - basic and diluted	$77,921	$66,666	$(150,027)	$231,268
Denominator:
Weighted-average common shares - basic	86,358	86,377	$86,614	$85,934
Dilutive potential common shares	42	85	—	76
Weighted-average common shares - diluted	86,400	86,462	$86,614	$86,010
Earnings (loss) per common share:
Basic	$0.90	$0.77	$(1.73)	$2.69
Diluted	$0.90	$0.77	$(1.73)	$2.69

Potential common shares consist of stock options, nonvested performance-based awards, and nonvested restricted share awards deferred under the Company’s nonqualified deferred compensation plan. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be antidilutive, i.e., increase earnings per share or reduce a loss per share. For reporting periods in which a net loss is reported, no effect is given to potentially dilutive common shares in the computation of loss per common share as any impact from such shares would be antidilutive. Potentially dilutive common shares with weighted averages of 78,867 for the three months ended September 30, 2020 and 43,794 and 37,680 for the three and nine months ended September 30, 2019, respectively, were excluded from the calculation of earnings per common share, as the effect would have been antidilutive.

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

The following tables show the components of net periodic benefits cost included in expense for the plans for the periods indicated.

			Other Post-
(in thousands)	Pension Benefits		Retirement Benefits
For The Three Months Ended September 30,	2020	2019	2020	2019
Service cost	$3,207	$2,735	$28	$22
Interest cost	3,892	4,659	106	165
Expected return on plan assets	(12,047)	(11,299)	—	—
Amortization of net loss and prior service costs	1,854	2,553	(142)	(229)
Net reduction of periodic benefit cost	$(3,094)	$(1,352)	$(8)	$(42)

			Other Post-
(in thousands)	Pension Benefits		Retirement Benefits
For the Nine Months Ended September 30,	2020	2019	2020	2019
Service cost	$9,690	$8,245	$78	$73
Interest cost	12,315	14,183	377	457
Expected return on plan assets	(36,144)	(33,899)	—	—
Amortization of net loss and prior service costs	5,168	7,535	(512)	(684)
Net reduction of periodic benefit cost	$(8,971)	$(3,936)	$(57)	$(154)

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

At September 30, 2020, the Company had 28,725 outstanding and exercisable stock options, with a weighted average exercise price of $34.11 and a weighted average remaining contractual term of 1.4 years. The options had no aggregate intrinsic value.

There were no exercises of stock options during the nine months ended September 30, 2020. The total intrinsic value of options exercised during the nine months ended September 30, 2019 was $0.2 million.

The Company’s restricted and performance-based share awards to certain employees and directors are subject to service requirements. A summary of the status of the Company’s nonvested restricted and performance-based share awards at September 30, 2020 are presented in the following table.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2020	1,596,258	$40.43
Granted	131,025	31.81
Vested	(32,706)	41.39
Forfeited	(55,814)	41.21
Nonvested at September 30, 2020	1,638,763	$39.70

At September 30, 2020, there was $44.8 million of total unrecognized compensation expense related to nonvested restricted and performance shares expected to vest in the future. This compensation is expected to be recognized in expense over a weighted average period of 3 years. The total fair value of shares which vested during the nine months ended September 30, 2020 and 2019 was $1.4 million and $1.3 million, respectively.

During the nine months ended September 30, 2020, the Company granted 35,754 performance share awards subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $46.61 per share and 35,754 performance shares subject to an operating earnings per share performance metric with a grant date fair value of $39.39 per share to key members of executive management. The number of performance shares subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 47 regional banks. The fair value of the performance shares subject to TSR at the grant date was determined using a Monte Carlo simulation method. The number of performance shares subject to operating earnings per share that ultimately vest will be based on the Company’s attainment of certain operating earnings per share goals over the two-year performance period. The maximum number of performance shares that could vest is 200% of the target award. Compensation expense for these performance shares is recognized on a straight line basis over the three-year service period.

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

The contract amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. At September 30, 2020, the Company had a reserve for unfunded lending commitments of $31.5 million.

The following table presents a summary of the Company’s off-balance sheet financial instruments as of September 30, 2020 and December 31, 2019:

	September 30,	December 31,
(in thousands)	2020	2019
Commitments to extend credit	$7,803,139	$7,530,143
Letters of credit	369,538	393,284

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present for each of the fair value hierarchy levels the Company’s assets and liabilities that are measured at fair value on a recurring basis in the consolidated balance sheets at September 30, 2020 and December 31, 2019:

	September 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$198,616	$—	$198,616
Municipal obligations	—	313,656	—	313,656
Corporate debt securities	—	8,183	—	8,183
Residential mortgage-backed securities	—	2,606,690	—	2,606,690
Commercial mortgage-backed securities	—	2,101,000	—	2,101,000
Collateralized mortgage obligations	—	419,170	—	419,170
Total available for sale securities	—	5,647,315	—	5,647,315
Derivative assets (1)	—	168,822	—	168,822
Total recurring fair value measurements - assets	$—	$5,816,137	$—	$5,816,137
Liabilities
Derivative liabilities (1)	$—	$51,662	$4,616	$56,278
Total recurring fair value measurements - liabilities	$—	$51,662	$4,616	$56,278

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$98,672	$—	$98,672
Municipal obligations	—	249,805	—	249,805
Corporate debt securities	—	7,988	—	7,988
Residential mortgage-backed securities	—	1,924,157	—	1,924,157
Commercial mortgage-backed securities	—	1,586,467	—	1,586,467
Collateralized mortgage obligations	—	808,215	—	808,215
Total available for sale securities	—	4,675,304	—	4,675,304
Derivative assets (1)	—	54,446	—	54,446
Total recurring fair value measurements - assets	$—	$4,729,750	$—	$4,729,750
Liabilities
Derivative liabilities (1)	$—	$15,385	$5,704	$21,089
Total recurring fair value measurements - liabilities	$—	$15,385	$5,704	$21,089

(1)	For further disaggregation of derivative assets and liabilities, see Note 7 - Derivatives.

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

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements

The table below presents a rollforward of the amounts on the consolidated balance sheets for the nine months ended September 30, 2020 and the year ended December 31, 2019 for financial instruments of a material nature that are classified within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis:

(in thousands)
Balance at December 31, 2018	$7,304
Cash settlement	(1,900)
Losses included in earnings	300
Balance at December 31, 2019	5,704
Cash settlement	(1,243)
Losses included in earnings	155
Balance at September 30, 2020	$4,616

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

($ in thousands)
Fair Value
Level 3 Class	September 30, 2020	December 31, 2019
Derivative liability	$4,616	$5,704
Valuation technique	Discounted cash flow	Discounted cash flow
Unobservable inputs:
Visa Class A appreciation - range	6% - 18%	6% - 18%
Visa Class A appreciation - weighted average	12%	12%
Conversion rate - range	1.63x - 1.59x	1.63x - 1.59x
Conversion rate -weighted average	1.6109x	1.616x
Time until resolution	3-27 months	12 - 36 months

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

	September 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$91,819	$—	$91,819
Other real estate owned and foreclosed assets, net	—	—	11,219	11,219
Total nonrecurring fair value measurements	$—	$91,819	$11,219	$103,038

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent impaired loans	$—	$182,377	$—	$182,377
Other real estate owned and foreclosed assets, net	—	—	24,422	24,422
Total nonrecurring fair value measurements	$—	$182,377	$24,422	$206,799

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

Federal Funds Purchased and Securities Sold under Agreements to Repurchase – For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

Short-Term FHLB Borrowings – The fair value at September 30, 2020 is estimated by discounting the future contractual cash flows using current market rates at which borrowings with similar terms and options could be obtained. The fair value at December 31, 2019 assumed that the carrying amount was a reasonable estimate of fair value given the relatively stable interest rate environment.

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

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amounts:

	September 30, 2020
				Total Fair	Carrying
(in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$1,263,372	$—	$—	$1,263,372	$1,263,372
Available for sale securities	—	5,647,315	—	5,647,315	5,647,315
Held to maturity securities	—	1,517,688	—	1,517,688	1,408,961
Loans, net	—	91,819	21,970,946	22,062,765	21,791,530
Loans held for sale	—	103,566	—	103,566	103,566
Derivative financial instruments	—	168,822	—	168,822	168,822
Financial liabilities:
Deposits	—	—	27,017,416	27,017,416	27,030,659
Federal funds purchased	250	—	—	250	250
Securities sold under agreements to repurchase	806,645	—	—	806,645	806,645
FHLB short-term borrowings	—	1,161,666	—	1,161,666	1,100,000
Long-term debt	—	434,597	—	434,597	385,887
Derivative financial instruments	—	51,662	4,616	56,278	56,278

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Carrying Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$542,333	$—	$—	$542,333	$542,333
Available for sale securities	—	4,675,304	—	4,675,304	4,675,304
Held to maturity securities	—	1,611,004	—	1,611,004	1,568,009
Loans, net	—	182,377	20,861,702	21,044,079	21,021,504
Loans held for sale	—	55,864	—	55,864	55,864
Derivative financial instruments	—	54,446	—	54,446	54,446
Financial liabilities:
Deposits	$—	$—	$23,786,775	$23,786,775	$23,803,575
Federal funds purchased	195,450	—	—	195,450	195,450
Securities sold under agreements to repurchase	484,422	—	—	484,422	484,422
FHLB short-term borrowings	2,035,000	—	—	2,035,000	2,035,000
Long-term debt	—	226,098	—	226,098	233,462
Derivative financial instruments	—	15,385	5,704	21,089	21,089

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

•

changes in laws and regulations affecting our businesses, including governmental monetary and fiscal policies, legislation and regulations relating to bank products and services, as well as changes in the enforcement and interpretation of such laws and regulations by applicable governmental and self-regulatory agencies, which could require us to change certain business practices, increase compliance risk, reduce our revenue, impose additional costs on us, or otherwise negatively affect our businesses.

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

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward looking statements. Additional factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q, and in other periodic reports that we file with the SEC.

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

Economic Outlook and Ongoing Impact of COVID-19

The COVID-19 pandemic continues to profoundly impact economic conditions throughout the United States and globally. Early and ongoing efforts to contain the spread of the novel coronavirus in the form of stay at home orders and restrictions on travel, trade and retail operations triggered a sharp decline in commercial and consumer activity, resulting in a recessionary economic environment. Gross domestic product (“GDP”) declined 31% on an annualized basis and unemployment averaged 13% during the second quarter of 2020. The federal government’s CARES Act and other stimulus programs in addition to the Federal Reserve’s actions to reduce interest rates to near zero provided businesses and individuals temporary relief from these conditions. Consumer spending increased meaningfully in the third quarter of 2020, resulting in GDP growth and increased hiring and employment. According to an October 2, 2020 release by the Bureau of Labor Statistics, the unemployment rate fell to approximately 8% during the month of September, reflecting the partial resumption of economic activities as many jurisdictions began or continued phased reopening programs.

Economic Outlook

The Company utilizes economic forecasts produced by Moody’s Analytics (Moody’s) that provide various scenarios to assist with the development of our economic outlook. These forecasts are anchored on a baseline forecast scenario, which by definition reflects a 50% probability that the economy will perform better or worse than the forecasted baseline parameters. Several upside and downside scenarios are produced that are derived from the baseline scenario. In the September 2020 Baseline forecast, the economic recovery in the near-term is expected to be somewhat faster than the June forecast, but growth is muted until a vaccine is widely available. Key underlying assumptions in the Baseline forecast are that (1) there is not a second wave of economic shutdown, (2) a vaccine will be made available by April 2021 with infections abating by June 2021, (3) unemployment rates average 9.1% in the fourth quarter of 2020, 8.4% in 2021, and 6.4% in 2022, (4) lawmakers will pass an additional stimulus bill in 2020 that is split between aid for state and local governments and unemployment benefits, and (5) the Federal Reserve will continue to respond to the economic damage by maintaining rates at or near zero until late 2023.

The alternative Moody’s forecast scenarios have varying degrees of positive and negative severity of the outcome of the economic downturn, as well as varying shapes and length of recovery. Management determined that assumptions provided for in the stronger and slower near-term growth scenarios (S-1 and S-2, respectively) were reasonably possible, and as such, the S-1 and S-2 scenarios were given consideration through probability weighting in our allowance for credit losses calculation at September 30, 2020. We believe these alternative scenarios are less likely to occur than the Baseline and have weighted them accordingly in developing our economic forecast. The extent to which observed and forecasted economic conditions deteriorate or recover beyond that currently forecasted may result in additional volatility and allowance for credit loss builds or releases in the future. Changes in the depth and duration of these economic conditions may also require revisions to our currently forecasted cash flows that could result in impairment of certain intangible or other assets in future periods.

Ongoing Impact of COVID-19

Our response at the outset of the COVID-19 crisis was proactive and continues to be adaptive to ongoing changing conditions. We have taken deliberate measures to maintain a strong liquidity position and enhance capital levels, control both interest and noninterest expense, and build an allowance for credit losses that we believe to be appropriate in light of current and forecasted economic conditions. We have participated in various economic relief strategies, including the origination of $2.4 billion of Small Business Administration Paycheck Protection Program (PPP) loans, and offering temporary waivers of certain service fees, short-term deferrals of principal and/or interest on loan payments as well as other modifications to loan repayment terms for customers affected by COVID-19. The PPP loans provided loan growth and contributed favorably to our net interest income and margin during the second and third quarters, while providing much needed assistance in the communities we serve.

We have been able to return most of our financial centers to full service operation and substantially all of our back office associates to onsite work in compliance with guidelines from the Centers for Disease Control and Prevention. Recent easing of certain restrictions on movement and the impacts of government stimulus programs and the low interest rate environment have positively impacted business activity for both commercial and consumer customers. We experienced an increase in most categories of noninterest income, including sizable increases in secondary mortgage origination and sales activity, bank card usage fees and deposit account service charges, albeit not to pre-pandemic levels. We initiated cost reduction measures in the third quarter, including closing two trust locations in New York and New Jersey in mid-September 2020, closing 12 branch locations in Louisiana and Mississippi scheduled for late October 2020 and reducing headcount through higher vacancy levels and attrition, as well as other initiatives. Increased business activity, cost control measures, and balance sheet de-risking strategies undertaken in the first half of the year, including the sale of a large portion of the energy portfolio, resulted in a return to profitability in the third quarter of 2020.

Despite recent improvements in certain economic indicators, significant constraints to commerce remain in place, and considerable uncertainty remains over the timing of an effective and widely available coronavirus vaccine, the timing and scope of additional government stimulus packages, and the economic impact resulting from the outcome of the November 2020 elections. The duration and extent of the downturn and speed of the related recovery on our business, customers, and the economy as a whole remains uncertain.

Highlights of the Third Quarter 2020

We reported net income for the third quarter of 2020 of $79.4 million, or $.90 per diluted common share (EPS), compared to a net loss for the second quarter 2020 of $117.1 million, or $(1.36) EPS and net income for the third quarter of 2019 of $67.8 million, or $.77 EPS. The second quarter net loss reflected a provision for credit losses of $306.9 million that included both a $160 million, or $1.47 per share, provision for credit losses related to the sale of $497 million of energy loans and an additional reserve build for credit losses related to COVID-19. The third quarter of 2019 included $28.8 million, or $.26 per share, of merger costs associated with the September 2019 acquisition of MidSouth Bancorp, Inc. (“Midsouth”).

As noted above, second quarter 2020 results included a $160 million provision for credit loss associated with the sale of $497 million of energy loans that included reserve-based (RBL), midstream and nondrilling service credits, significantly reducing our exposure in this portfolio. The transaction closed on July 21, 2020 and the company received proceeds of $257.5 million from the sale.

Third quarter 2020 results compared to second quarter 2020:

•	Return to profitability with net income of $79.4 million, or $.90 per diluted share
•	Pre-provision net revenue (PPNR) totaled $126.3 million, up $7.8 million, or 7%, linked-quarter
•	Provision of $25 million and allowance for credit losses strong at 2.16% of total loans, up from 2.12%
•	Net interest margin remained stable at 3.23%
•	Capital levels improved with common equity Tier 1 (CET1) ratio of 10.30%, up 52 bps and tangible common equity (TCE) ratio of 7.53%, up 20 bps
•	Loans declined $388 million, or 2%, reflecting limited demand throughout our footprint
•	Nonperforming loans declined $13 million, or 7%, from June 30, 2020
•	Criticized commercial loans increased $64 million, or 18%, from June 30, 2020, reflecting pandemic-related downgrades
•	Core deposits remained resilient, with the decline in total deposits primarily due to a decrease in brokered deposit funding

We were able to return to profitability in the third quarter, despite continued challenges of the current economy. Our de-risking strategies implemented during the first half of 2020, which included building a strong reserve for credit losses, issuing subordinated debt, and divesting a large portion of the energy portfolio, positioned us to report solid results and strengthen our capital. Pre-provision net revenue increased, our provision for credit loss returned to a more normalized level and our capital ratios improved compared to the second quarter of 2020.

The overactive hurricane season has impacted several of our Gulf Coast markets, including Southwest and Southeast Louisiana, Coastal Mississippi, Alabama and Florida, with three significant hurricanes making landfall in the third quarter and another in October. After each event, we quickly mobilized portable banking units and ATMs to affected areas, and most locations reopened under generator power the following day. We will continue to support our clients, communities and our colleagues in these areas. While we had some damage to facilities, we do not expect significant financial impact from any of the storms, including no material provision for credit losses.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) for the third quarter of 2020 was $238.4 million, a $2.7 million, or 1%, decrease from the second quarter of 2020, but up $11.8 million, or 5%, compared to the third quarter of 2019. The linked quarter decrease was primarily attributable to declining earning asset volumes, partially from the energy loan sale, in excess of interest-bearing deposit and lower net yields. Factors impacting the lower yields included $1.5 million increase in securities premium amortization, $0.5 million decrease in purchase accounting accretion and $0.7 million increase in net nonaccrual interest reversals. Net interest income was also negatively impacted by higher long-term debt expense of $1.8 million resulting from a full quarter impact of the June 2020 issuance of subordinated debt. This decline in income was partially offset by an approximate $1.8 million impact of the additional accrual day in the quarter. The increase compared to the third quarter of 2019 is primarily attributable to an increase in earning asset balances, partially offset by the impact of a lower rate environment. The year-over-year increase in earning asset balances is due to PPP loans originated in the second and third quarters of 2020, the MidSouth acquisition that occurred late in the third quarter of 2019, and an increase in securities and short-term investments resulting from the influx of deposits from PPP loans and stimulus funds.

The net interest margin for the third quarter of 2020 was 3.23%, flat compared to the second quarter of 2020. The impact from lower earning asset yields and a full quarter of interest expense on the subordinated notes issued in June of 2020 offset a reduction in excess liquidity and lower cost of deposits. Compared to the third quarter of 2019, the net interest margin decreased 18 bps, primarily driven by the lower rate environment that resulted in a 78 bp decline in the earning asset yield, partially offset by a 60 bp decline in the cost of funds.

Net interest income (te) for the nine months ended September 30, 2020 was $714.1 million, up $40.9 million, or 6%, from the same period in 2019. The increase was largely driven by a $2.9 billion increase in average earning assets, primarily due to the MidSouth acquisition at the end of the third quarter of 2019, as well as the funding of PPP loans. The lower rate environment and aggressive deposit pricing drove down total cost of funds, which was partially offset by the impact of lower yields on earning assets. The net interest margin was 3.29% for the nine months ended September 30, 2020, down 15 bps from the same period in 2019.

We expect the net interest margin to remain relatively stable for the remainder of 2020. We anticipate margin headwinds in 2021 with the substantial reduction in PPP loans expected to begin in the fourth quarter of 2020 and continue through early 2021.

The following tables detail the components of our net interest income (te) and net interest margin.

	Three Months Ended
	September 30, 2020			June 30, 2020			September 30, 2019
(dollars in millions)	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$17,607.2	$155.6	3.52%	$17,931.8	$165.3	3.71%	$15,126.1	$185.5	4.87%
Residential mortgage loans	2,807.5	27.5	3.92%	2,923.2	28.4	3.89%	2,978.7	30.1	4.05%
Consumer loans	1,993.1	24.0	4.79%	2,102.0	25.3	4.85%	2,092.3	30.4	5.76%
Loan fees & late charges	—	15.2	0.00%	—	11.8	0.00%	—	0.1	0.00%
Total loans (te) (b)	22,407.8	222.3	3.95%	22,957.0	230.8	4.04%	20,197.1	246.1	4.84%
Loans held for sale	112.2	0.8	2.96%	90.0	0.6	2.89%	55.3	0.6	4.26%
US Treasury and government agency securities	165.6	0.8	1.99%	127.1	0.8	2.31%	141.6	0.8	2.33%
Mortgage-backed securities and collateralized mortgage obligations	5,326.2	29.4	2.21%	5,128.2	30.4	2.37%	4,966.5	31.4	2.53%
Municipals (te)	889.5	6.7	3.01%	866.3	6.6	3.06%	893.1	6.9	3.08%
Other securities	8.0	0.1	4.33%	8.0	0.1	4.31%	3.5	0.0	3.61%
Total securities (te) (c)	6,389.3	37.0	2.31%	6,129.6	37.9	2.47%	6,004.7	39.1	2.61%
Total short-term investments	503.0	0.1	0.10%	837.2	0.3	0.11%	180.5	1.0	2.01%
Total earning assets (te)	$29,412.3	$260.2	3.53%	$30,013.8	$269.6	3.61%	$26,437.6	$286.8	4.31%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$9,806.8	$4.2	0.17%	$9,387.3	$4.4	0.19%	$8,179.3	$15.7	0.76%
Time deposits	2,174.6	6.0	1.09%	3,005.1	11.9	1.60%	3,840.1	20.0	2.07%
Public funds	3,196.8	4.6	0.57%	3,320.3	6.3	0.76%	2,979.5	13.5	1.80%
Total interest-bearing deposits	15,178.2	14.8	0.39%	15,712.7	22.6	0.58%	14,998.9	49.2	1.30%
Short-term borrowings	1,733.3	1.6	0.39%	2,254.7	2.3	0.40%	2,063.3	8.1	1.57%
Long-term debt	386.0	5.4	5.60%	276.9	3.6	5.19%	234.3	2.9	4.82%
Total borrowings	2,119.3	7.0	1.33%	2,531.6	5.9	0.93%	2,297.6	11.0	1.90%
Total interest-bearing liabilities	17,297.5	21.8	0.50%	18,244.3	28.5	0.63%	17,296.5	60.2	1.38%
Net interest-free funding sources	12,114.8	—	0.00%	11,769.5	—	0.00%	9,141.1	—	0.00%
Total cost of funds	$29,412.3	$21.8	0.30%	$30,013.8	$28.5	0.38%	$26,437.6	$60.2	0.90%
Net interest spread (te)		$238.4	3.02%		$241.1	2.98%		$226.6	2.93%
Net interest margin	$29,412.3	$238.4	3.23%	$30,013.8	$241.1	3.23%	$26,437.6	$226.6	3.41%

(a)	Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities.
(d)

Included in interest income is net purchase accounting accretion of $3.2 million, $3.7 million and $4.6 million for the three months ended September 30, 2020, June 30, 2020, and September 30, 2019, respectively.

	Nine Months Ended
	September 30, 2020			September 30, 2019
(dollars in millions)	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$17,217.5	$503.5	3.91%	$15,090.3	$551.3	4.88%
Residential mortgage loans	2,899.6	85.4	3.93%	2,963.7	91.4	4.11%
Consumer loans	2,083.3	78.7	5.05%	2,104.3	90.6	5.76%
Loan fees & late charges	—	26.4	0.00%	—	(0.9)	0.00%
Total loans (te) (b)	22,200.4	694.0	4.17%	20,158.3	732.4	4.86%
Loans held for sale	80.9	2.1	3.47%	34.7	1.2	4.57%
US Treasury and government agency securities	139.2	2.3	2.20%	130.5	2.2	2.30%
Mortgage-backed securities and collateralized mortgage obligations	5,198.4	91.1	2.34%	4,706.7	90.3	2.56%
Municipals (te)	877.7	20.0	3.05%	909.8	21.4	3.13%
Other securities	8.0	0.3	4.31%	3.5	0.1	3.33%
Total securities (te) (c)	6,223.3	113.7	2.44%	5,750.5	114.0	2.64%
Total short-term investments	515.7	0.8	0.21%	208.3	3.4	2.20%
Total earning assets (te)	$29,020.3	$810.6	3.73%	$26,151.8	$851.0	4.35%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$9,332.6	$21.4	0.31%	$8,096.3	$45.6	0.75%
Time deposits	2,895.0	33.3	1.54%	3,800.8	57.4	2.02%
Public funds	3,256.2	21.6	0.89%	3,077.7	42.1	1.83%
Total interest-bearing deposits	15,483.8	76.3	0.66%	14,974.8	145.1	1.30%
Short-term borrowings	2,044.9	8.4	0.55%	1,790.1	24.1	1.93%
Long-term debt	298.5	11.8	5.25%	230.5	8.5	3.22%
Total borrowings	2,343.4	20.2	1.15%	2,020.6	32.6	2.15%
Total interest-bearing liabilities	17,827.2	96.5	0.72%	16,995.4	177.7	1.40%
Net interest-free funding sources	11,193.1	—	0.00%	9,156.4	—	0.00%
Total cost of funds	$29,020.3	$96.5	0.44%	$26,151.8	$177.7	0.91%
Net interest spread (te)		$714.1	3.01%		$673.3	2.95%
Net interest margin	$29,020.3	$714.1	3.29%	$26,151.8	$673.3	3.44%

(a)	Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities.
(d)	Included in interest income is net purchase accounting accretion of $13.1 million and $14.4 million for the nine months ended September 30, 2020 and 2019, respectively.

Provision for Credit Losses

For the third quarter of 2020, we recorded a provision for credit losses totaling $25.0 million, compared to $306.9 million in the second quarter of 2020 and $12.4 million in the third quarter of 2019. The third quarter of 2020 provision included net charge-offs of $24.0 million and a reserve build of $1.0 million. The second quarter of 2020 provision for credit losses included approximately $146.8 million related to the COVID-19 recessionary environment, with an additional $160.1 million related to the energy loan sale, comprised of charge-offs of $242.6 million and a reserve release of $82.5 million. Economic conditions related to the pandemic, coupled with the write-down of the divested energy loans to their net realizable value, led to the elevated provisions for credit losses recorded in the first and second quarters of the year. As economic forecasts were relatively stable quarter over quarter and loan volumes declined, we returned to a more normalized provision level during the third quarter of 2020. For the nine months ended September 30, 2020, we recorded a total provision for credit losses of $578.7 million, compared to $38.6 million for the nine months ended September 30, 2019. The year-over-year increase is attributable to the impact of widespread economic disruption and the additional provision related to the energy loan sale.

Net charge-offs in the third quarter of 2020 were $24.0 million, or 0.43% of average total loans on an annualized basis, compared to $302.7 million or 5.30% in the second quarter of 2020, and $12.5 million, or 0.25% in the third quarter of 2019. The third quarter of 2020 included net charge-offs of $17.3 million of healthcare-dependent credits and no energy related charge-offs. Substantially all of the commercial credits charged off during the third quarter were existing problem credits that were further impacted by the pandemic. The second quarter of 2020 included $242.6 million of charge-offs on the energy loans sold as a part of our strategy to reduce our concentration in that portfolio. The remaining $60.1 million of second quarter 2020 net charge-offs included $20.7 million of credits in the healthcare sector and $25.9 million of credits in the energy portfolio. Third quarter of 2019 reflects a more normalized level of net charge-offs in a benign credit environment.

The discussion of Allowance for Credit Losses and Asset Quality later in this Item provides additional information on these changes and on general credit quality.

Noninterest Income

Noninterest income totaled $83.7 million for the third quarter of 2020, up $9.8 million, or 13%, from the second quarter of 2020 and up $0.5 million, or 1%, compared to the third quarter of 2019. The linked-quarter increase in noninterest income was attributable to improvements in most fee categories as the economy began to reopen and consumer activity rebounded. The modest increase in noninterest income compared to the prior year was largely due to higher secondary mortgage market fees driven by the low rate environment and benefit proceeds from bank-owned life insurance contracts, partially offset by declines in most other fee categories due to the economic slowdown stemming from the pandemic.

The components of noninterest income are presented in the following table for the indicated periods.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2020	2020	2019	2020	2019
Service charges on deposit accounts	$18,440	$15,518	$21,892	$56,795	$62,982
Trust fees	14,424	14,160	15,098	43,390	46,126
Bank card and ATM fees	17,222	15,957	17,154	50,541	49,063
Investment and annuity fees and insurance commissions	5,988	5,366	7,048	18,504	20,167
Secondary mortgage market operations	12,875	9,808	5,713	28,736	13,872
Income from bank-owned life insurance	6,628	3,317	4,147	14,211	11,495
Credit related fees	2,911	2,609	2,988	8,585	8,520
Income from derivatives	1,739	4,108	4,324	9,718	8,733
Other miscellaneous	3,521	3,100	4,866	11,598	12,025
Total noninterest income	$83,748	$73,943	$83,230	$242,078	$232,983

Service charges are composed of overdraft and insufficient funds fees, consumer, business and corporate analysis service charges, overdraft protection fees and other customer transaction-related charges. Service charges on deposits totaled $18.4 million for the third quarter of 2020, up $2.9 million, or 19%, from the second quarter of 2020 and down $3.5 million, or 16%, from the third quarter of 2019. The increase from the second quarter was largely due to higher overdraft activity and service charge fees resulting from an increase in customer spending activity and the resumption of select fees that had been temporarily waived during the first and second quarters. The decrease from the third quarter of 2019 was due to higher customer account balances that resulted from PPP loan proceeds and stimulus payments, and decreased consumer spending due to the economic environment.

Trust fees increased $0.3 million, or 2%, linked quarter and decreased $0.7 million, or 4%, from the same quarter a year ago. The modest increase compared to the prior quarter is primarily due to the rebound of the market. The decrease compared the prior year was largely due to the downturn in the market beginning at the end of the first quarter of 2020 and continuing through much of the second quarter of 2020, impacting assets under management and related trust fees. The estimated fair value of trust assets under management as of September 30, 2020 was $9.0 billion, compared to $8.8 billion at June 30, 2020, and $9.3 billion at September 30, 2019.

Bank card and ATM fees include interchange and other income from credit and debit card transactions, fees earned from processing card transactions for merchants, and fees earned from ATM transactions. Bank card and ATM fees totaled $17.2 million for the third quarter of 2020, up $1.3 million, or 8%, from the second quarter of 2020 and up less than $0.1 million from the same quarter last year. The increase from the prior quarter is due to higher levels of card activity as consumer spending activity increased.

Investment and annuity fees and insurance commissions increased $0.6 million, or 12%, compared to second quarter 2020 and were down $1.1 million, or 15%, compared to the same quarter a year ago. Investment and annuity fees and insurance commissions were up from the prior quarter primarily due to an increase in investment and annuity transaction-based fees as a result of the phased re-opening of the financial centers during the third quarter of 2020 and an increase in insurance commissions, partially offset by a $0.2 million decrease in corporate underwriting fees. The decrease from the same quarter last year was due to decreases in transaction-based fees due to the continued economic impact of the pandemic, lower insurance commissions, and a $0.3 million decrease in corporate underwriting fees.

Income from secondary mortgage market operations is comprised of income produced from the origination and sales of residential mortgage loans in the secondary market. Income from secondary mortgage market operations was $12.9 million in the third quarter of 2020, up $3.1 million, or 31%, from the second quarter of 2020 and up $7.2 million, or 125%, from the third quarter of 2019. Origination volume during the third quarter of 2020, particularly when compared to the third quarter of 2019, was positively impacted by the low rate environment, resulting in a surge in both refinancing and purchase production. Mortgage production for the third quarter of 2020 was up 31% compared to the second quarter of 2020 and up 57% compared to the third quarter of 2019. Secondary mortgage market operations income will vary based on origination volume and the timing of subsequent sales. To the extent low interest rate trends persist, mortgage loan production may remain elevated in the near term, but is not expected to be at the level experienced in third quarter of 2020.

Income from bank-owned life insurance is generated through insurance benefit proceeds as well as the growth of the cash surrender value of insurance contracts held. Income from bank-owned life insurance was $6.6 million in the third quarter of 2020, up $3.3 million, or 100%, from the second quarter of 2020 and up $2.5 million, or 60%, from the third quarter of 2019. The linked-quarter increase is attributable to benefit proceeds of $3.4 million recorded in the third quarter of 2020, compared to none in the second quarter of 2020, and $0.5 million in the third quarter of 2019. A similar level of benefits proceeds is not expected in the fourth quarter of 2020.

Credit related fees include unused commitment fees and letter of credit fees. Credit related fees were $2.9 million for the third quarter of 2020, up $0.3 million, or 12%, from the second quarter of 2020 and down $0.1 million, or 3%, from the third quarter of 2019. The linked quarter increase was due to higher unused commitment fees and letter of credit fees. The decrease over the same quarter last year is primarily due to lower unused commitment fees, partially offset by higher letter of credit fees. During the second quarter of 2020, customers drew on their lines as a source of liquidity as a cautionary measure in response to the pandemic. They began to pay down the lines during the third quarter of 2020, resulting in higher unused commitment fees compared to the prior quarter, but lower compared to the same quarter a year ago.

Income from our customer interest rate derivative program totaled $1.7 million for the third quarter of 2020 compared to $4.1 million in the second quarter of 2020 and $4.3 million for the third quarter of 2019. The decrease compared to both the previous quarter and the third quarter of 2019 reflects a decline in customer demand for interest rate swap arrangements, resulting in a lower transaction volume, due in part to the sustained low rate environment. Derivative income can be volatile and is dependent upon the composition of the portfolio, volume and mix of sales activity and market value adjustments due to market interest rate movement.

Other miscellaneous income was $3.5 million in the third quarter of 2020, up $0.4 million compared to the second quarter of 2020 and down $1.3 million compared to the third quarter of 2019. The increase compared to the prior quarter was largely due to $0.4 million of net gain on sales of securities, $0.4 million in gains on sales of assets, primarily leases, and an increase of $0.3 million in income from investments in small business investment companies, partially offset by a $0.2 million decrease in syndication fees and a $0.2 million decrease in FHLB stock dividends. The decrease compared to the third quarter of 2019 includes a decrease of $1.0 million in income from investments in small business investment companies, a $0.6 million decrease in syndication fees, and a $0.2 million decrease in FHLB stock dividends, partially offset by the $0.4 million net gain on the sales of securities and the $0.3 million gain on sales of assets, primarily leases.

Noninterest income for the first nine months of 2020 totaled $242.1 million, up $9.1 million, or 4% from the first nine months of 2019. The impact of the lower rate environment drove a surge in activity in our secondary mortgage market operations with fees up $14.9 million, or 107%, compared to the same period in 2019. Income on bank-owned life insurance was up $2.7 million, or 24%, as mortality benefits received in the first nine months of 2020 exceeded the first nine months of 2019 by $2.9 million. Card fees were up $1.5 million, or 3%, due largely to increased activity as a result of the acquisition of MidSouth in the third quarter of 2019, partially offset by lower levels of activity during 2020 as a result of the pandemic. Derivative fees were up $1.0 million, or 11%, with higher activity during the first half of 2020. The first nine months of 2020 also includes a $1.5 million gain on the sale of historic tax credits. These increases were partially offset by lower service charges, down $6.2 million, and trust fees, down $2.7 million, related to the impact of COVID-19 on economic conditions.

Noninterest Expense

Noninterest expense for the third quarter of 2020 was $195.8 million, down $0.8 million, or less than 1%, from the second quarter of 2020, and down $17.8 million, or 8%, from the third quarter of 2019. The linked quarter decrease is largely due to a focus on expense control with offsetting nonrecurring items leading to a slightly lower level of expense, discussed in more detail below. The decrease over the same quarter last year is primarily due to merger costs of $28.8 million associated with the acquisition and operational integration of MidSouth incurred in the third quarter of 2019. Excluding the nonoperating merger costs, noninterest expense was up $11.0 million, or 6%, reflecting an increase in personnel costs related to annual merit raises as well as increased costs from MidSouth operations, additional costs incurred in response to the pandemic, and an increase in professional services expense largely related to PPP consulting.

The components of noninterest expense for the periods indicated are presented in the following tables.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2020	2020	2019	2020	2019
Compensation expense	$97,095	$98,756	$93,858	$286,922	$265,573
Employee benefits	20,761	21,653	18,622	64,892	57,240
Personnel expense	117,856	120,409	112,480	351,814	322,813
Net occupancy expense	13,191	13,559	13,156	39,272	38,101
Equipment expense	5,355	4,752	4,685	14,724	13,706
Data processing expense	21,888	21,250	21,532	65,185	60,951
Professional services expense	14,372	10,985	17,704	35,098	35,537
Amortization of intangible assets	4,788	5,169	4,889	15,302	15,074
Deposit insurance and regulatory fees	4,108	5,116	3,995	15,039	14,156
Other real estate and foreclosed asset (income) expense	(482)	(460)	2,055	9,188	1,459
Advertising	3,159	2,696	5,435	10,089	11,768
Corporate value and franchise taxes	4,872	4,481	4,109	13,649	12,366
Telecommunications and postage	4,043	3,374	3,610	11,483	10,439
Entertainment and contributions	1,315	3,384	2,765	7,146	8,215
Travel expense	309	396	1,172	1,816	3,614
Printing and supplies	1,271	1,627	1,459	4,006	3,720
Tax credit investment amortization	961	961	1,286	2,882	3,658
Other retirement expense	(6,337)	(6,337)	(4,152)	(18,796)	(12,409)
Other miscellaneous	5,105	5,177	17,374	17,751	29,653
Total noninterest expense	$195,774	$196,539	$213,554	$595,648	$572,821

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September
(in thousands)	2020	2020	2019	2020	2019
Nonoperating expense
Personnel expense	$—	$—	$5,002	$—	$5,002
Net occupancy expense	—	—	735	—	735
Equipment expense	—	—	188	—	188
Data processing expense	—	—	437	—	437
Professional services expense	—	—	7,491	—	7,491
Advertisng	—	—	2,624	—	2,624
Printing and supplies	—	—	433	—	433
other expenses	—	—	11,900	—	11,900
Total nonoperating expenses	$—	$—	$28,810	$—	$28,810

Personnel expense consists of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance. Personnel expense totaled $117.9 million for the third quarter of 2020, down $2.6 million, or 2%, compared to the prior quarter and up $5.4 million, or 5%, compared to the same quarter last year. The decrease from prior quarter was primarily due to lower bonus, incentive, and payroll tax expense; partially offset by severance accruals related to the closure of two trust offices in New York and New Jersey, twelve branches in Louisiana and Mississippi scheduled for closure in late October 2020, and other associate reductions. The increase over the same quarter last year is primarily due to compensation expense related to annual merit increases, overtime related to an increase in the volume of mortgage origination and implementation of the PPP, other support costs in response to the pandemic, the impact of adding MidSouth operations, and the severance accruals mentioned above. These increases are partially offset by merger-related expenses of $5.0 million in the third quarter of 2019.

Occupancy and equipment expenses are primarily composed of lease expenses, depreciation, maintenance and repairs, rent, taxes, and other equipment expenses. Occupancy and equipment expenses totaled $18.5 million in the third quarter of 2020, up $0.2 million, or 1%, from the second quarter of 2020 and up $0.7 million, or 4%, from the third quarter of 2019. The linked-quarter increase was largely due to an increase in equipment expense, partially offset by a decrease in occupancy expense related to insurance payments in the second quarter of 2020. The increase from the same quarter last year is primarily related increased equipment expense and additional cost from the MidSouth operations. The third quarter of 2019 included $0.9 million in merger-related expenses.

Data processing expense includes expenses related to third party technology processing and servicing costs, technology project costs and fees associated with bank card and ATM transactions. Data processing expense was $21.9 million for the third quarter of 2020, up $0.6 million, or 3%, compared to the second quarter of 2020, and up $0.4 million, or 2%, compared to the third quarter of 2019. The increase over the second quarter of 2020 is due to a higher level of ATM and card activity, reflecting the partial resumption of economic activities as many areas in our market began or continued phased reopening programs. The increase from the third quarter of 2019 is primarily due to a higher level of ATM and card activity as a result of the acquisition of MidSouth. The third quarter of 2019 included $0.4 million of merger-related expenses.

Professional services expense for the third quarter of 2020 totaled $14.4 million, up $3.4 million, or 31%, compared to the previous quarter and down $3.3 million, or 19%, from the third quarter of 2019. The increase over the second quarter of 2020 is primarily attributable to higher consulting fees related to PPP support and legal fees. The third quarter of 2019 included $7.5 million of merger-related expenses. Excluding merger-related cost, professional fees increased $4.2 million compared to the same quarter last year, also largely due to the increase in consulting fees related to PPP support and legal fees.

Deposit insurance and regulatory fees totaled $4.1 million, down $1.0 million, or 20%, from the second quarter of 2020 and up $0.1 million, or 3%, from the third quarter of 2019. The decrease from the prior quarter is largely due to a lower risk-based assessment rate resulting from an improved liquidity position and the sale of energy loans. The increase compared to 2019 is primarily due to higher assessment base and rates, largely driven by the MidSouth acquisition.

Corporate value and franchise tax expense for the third quarter of 2020 totaled $4.9 million, up modestly by $0.4 million, or 9%, compared to the prior quarter and up $0.8 million, or 19%, compared to the same quarter last year. The increase from the third quarter of 2019 is primarily attributable to the impact the acquisition of MidSouth.

Business development-related expenses (including advertising, travel, entertainment and contributions) were $4.8 million for the third quarter of 2020, down $1.7 million, or 26%, from the second quarter of 2020 and $4.6 million, or 49%, from the third quarter of 2019. The linked-quarter decrease was largely due to a $2.5 million contribution made in the second quarter of 2020 as an investment in Gulf South communities to assist with the effects of the pandemic. The year over year decrease was largely due to a decrease in advertising as the third quarter of 2019 included $2.6 million of merger-related expenses for the acquisition of MidSouth, and a decrease in business travel in response to the pandemic.

Other real estate and foreclosed asset (income) reflects gains in excess of expense of $0.5 million for the both the third and second quarter of 2020 and net expense of $2.1 million in the third quarter of 2019. The expense in third quarter of 2019 was largely due to the non-cash write-down of foreclosed asset, partially offset by gains on sales of a former corporate facility.

All other expenses, excluding amortization of intangibles, totaled $5.0 million for the third quarter of 2020, an increase of $0.2 million, or 5%, from the second quarter of 2020 and a decrease of $14.5 million, or 74%, from the third quarter of 2019. The linked-quarter increase was primarily due to higher telephone and postage expense. The third quarter of 2019 included $12.3 million in expenses related to the acquisition of MidSouth. The decrease compared to the same quarter last year also reflects lower other retirement expense in the third quarter of 2020 due to the performance of pension plan assets.

Total noninterest expense totaled $595.6 million for the first nine months of 2020, up $22.8 million, or 4%, from the same period last year. The first nine months of 2019 included $28.8 million in nonoperating expenses related to acquisition of MidSouth. Personnel expense was up $29.0 million, or 9%, related to the MidSouth acquisition, merit-based compensation increases and other costs associated with pandemic response, including the implementation of the Paycheck Protection Program. Other real estate expense increased $7.7 million, primarily attributable to $9.8 million in write-downs of equity interests in two energy related borrowers recorded in the first quarter of 2020. Data processing was up $4.2 million, or 7%, with an increase in ATM and card fee activity following the acquisition of MidSouth, as well as an increase in outside processing charges. These increases were partially offset by a $6.4 million, or 51%, decrease in other retirement expense with better performance from pension plan assets.

Income Taxes

The effective income tax rate for the third quarter of 2020 was approximately 19.2% compared to 38.9% in the second quarter of 2020 and 15.5% in the third quarter of 2019. The decrease in the third quarter 2020 effective tax rate was largely due to an improved projected annual pre-tax income forecast as compared to the prior quarter. Many factors impact the effective tax rate including, but not limited to, the level of pre-tax income and the relative impact of net tax benefits related to tax credit investments, tax-exempt interest, bank-owned life insurance, and nondeductible expenses.

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

The Company expects the effective tax rate for the fourth quarter of 2020 to be lower than the third quarter 2020 effective tax rate of 19.2% as tax strategies are evaluated and implemented prior to year-end.

Selected Financial Data

The following tables contain selected financial data as of the dates and for the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
Common Share Data
Earnings per share:
Basic	$0.90	$(1.36)	$0.77	$(1.73)	$2.69
Diluted	$0.90	$(1.36)	$0.77	$(1.73)	$2.69
Cash dividends paid	$0.27	$0.27	$0.27	$0.81	$0.81
Book value per share (period-end)	$39.07	$38.41	$39.49	$39.07	$39.49
Tangible book value per share (period-end)	$28.11	$27.38	$28.73	$28.11	$28.73
Weighted average number of shares (000s):
Basic	86,358	86,301	86,377	86,614	85,934
Diluted	86,400	86,301	86,462	86,614	86,010
Period-end number of shares (000s)	86,400	86,342	90,822	86,400	90,822

		Three Months Ended			Nine Months Ended
		September 30,	June 30,	September 30,	September 30
(in thousands)		2020	2020	2019	2020	2019
Income Statement:
Interest income		$257,043	$266,342	$283,164	$800,728	$839,825
Interest income (te) (a)		260,232	269,590	286,816	810,613	851,019
Interest expense		21,860	28,476	60,225	96,491	177,764
Net interest income (te)		238,372	241,114	226,591	714,122	673,255
Provision for credit losses		24,999	306,898	12,421	578,690	38,552
Noninterest income		83,748	73,943	83,230	242,078	232,983
Noninterest expense (excluding amortization of intangibles)		190,986	191,370	208,665	580,346	557,747
Amortization of intangibles		4,788	5,169	4,889	15,302	15,074
Income before income taxes		98,158	(191,628)	80,194	(228,023)	283,671
Income tax expense (benefit)		18,802	(74,556)	12,387	(79,274)	48,423
Net income (loss)		$79,356	$(117,072)	$67,807	$(148,749)	$235,248
For informational purposes - included above, pre-tax
Provision for credit loss associated with energy loan sale		$—	$160,101	$—	$160,101	$—
Nonoperating merger-related expenses	.	—	—	28,810	—	28,810

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2020	2020	2019	2020	2019
Performance Ratios
Return on average assets	0.97%	(1.42)%	0.92%	(0.62)%	1.10%
Return on average common equity	9.42%	(13.59)%	7.95%	(5.77)%	9.69%
Return on average tangible common equity	13.14%	(18.75)%	10.77%	(7.99)%	13.32%
Earning asset yield (te) (a)	3.53%	3.61%	4.31%	3.83%	4.35%
Total cost of funds	0.30%	0.38%	0.90%	0.44%	0.91%
Net Interest Margin (te)	3.23%	3.23%	3.41%	3.29%	3.44%
Noninterest income to total revenue (te)	26.00%	23.47%	26.86%	25.32%	25.71%
Efficiency ratio (b)	59.29%	60.74%	58.05%	60.69%	58.37%
Average loan/deposit ratio	83.72%	85.97%	87.47%	85.61%	87.21%
FTE employees (period-end)	4,058	4,196	4,222	4,058	4,222
Capital Ratios
Common stockholders' equity to total assets	10.17%	9.98%	11.74%	10.17%	11.74%
Tangible common equity ratio (c)	7.53%	7.33%	8.82%	7.53%	8.82%

(a)	Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)	The efficiency ratio is noninterest expense to total net interest (te) and noninterest income, excluding amortization of purchased intangibles and nonoperating items.
(c)	The tangible common equity ratio is common stockholders’ equity less intangible assets divided by total assets less intangible assets.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
($ in thousands)	2020	2020	2019	2020	2019
Asset Quality Information
Nonaccrual loans (a) (b)	$171,462	$183,979	$222,860	$171,462	$222,860
Restructured loans - still accruing	9,115	9,848	60,897	9,115	60,897
Total nonperforming loans	180,577	193,827	283,757	180,577	283,757
ORE and foreclosed assets	11,640	18,724	30,955	11,640	30,955
Total nonperforming assets	$192,217	$212,551	$314,712	$192,217	$314,712
Accruing loans 90 days past due (c)	$10,439	$5,230	$7,872	$10,439	$7,872
Net charge-offs	24,008	302,684	12,474	370,456	37,494
Allowance for loan losses	$448,674	$442,638	$195,572	$448,674	$195,572
Reserve for unfunded lending commitments	31,526	36,571	—	31,526	—
Allowance for credit losses	$480,200	$479,209	$195,572	$480,200	$195,572
Total provision for credit losses	$24,999	$306,898	$12,421	$578,690	$38,552
Ratios:
Nonperforming assets to loans, ORE and foreclosed assets	0.86%	0.94%	1.49%	0.86%	1.49%
Accruing loans 90 days past due to loans	0.05%	0.02%	0.04%	0.05%	0.04%
Nonperforming assets + accruing loans 90 days past due to loans, ORE and foreclosed assets	0.91%	0.96%	1.53%	0.91%	1.53%
Net charge-offs to average loans	0.43%	5.30%	0.25%	2.23%	0.25%
Allowance for loan losses to period-end loans	2.02%	1.96%	0.93%	2.02%	0.93%
Allowance for credit losses to period-end loans	2.16%	2.12%	0.93%	2.16%	0.93%
Allowance for loan losses to nonperforming loans + accruing loans 90 days past due	234.89%	222.37%	67.06%	234.89%	67.06%
For informational purposes - included above
Provision for credit loss associated with energy loan sale	$—	$160,101	$—	$160,101	$—
Charge-offs associated with energy loan sale	—	242,628	—	242,628	—
(a)	Included in nonaccrual loans are nonaccruing restructured loans totaling $39.9 million, $55.2 million and $101.1 million at September 30, 2020, June 30, 2020 and September 30, 2019, respectively.
(b)

Nonaccrual loans do not include purchased credit impaired loans accounted for under ASC 310-30 that would have otherwise been considered nonperforming, totaling $17.8 million at September 30, 2019. Effective January 1, 2020, with the adoption of ASC 326, such metrics include both originated and acquired balances.

(c)

Loans past due 90 days or more do not include purchased credit impaired loans accounted for under ASC 310-30 that would have otherwise been considered delinquent, totaling $8.2 million at September 30, 2019. Effective January 1, 2020, with the adoption of ASC 326, such metrics include both originated and acquired balances.

	September 30,	June 30,	March 31,	December 31,	September 30,
(in thousands)	2020	2020	2020	2019	2019
Period-End Balance Sheet
Total loans	$22,240,204	$22,628,377	$21,515,681	$21,212,755	$21,035,952
Loans held for sale	103,566	364,416	67,587	55,864	75,789
Securities	7,056,276	6,381,803	6,374,490	6,243,313	6,404,719
Short-term investments	779,057	760,194	876,314	110,229	49,513
Earning assets	30,179,103	30,134,790	28,834,072	27,622,161	27,565,973
Allowance for loan losses	(448,674)	(442,638)	(426,003)	(191,251)	(195,572)
Goodwill and other intangible assets	946,958	951,746	956,916	962,260	977,369
Other assets	2,515,937	2,571,502	2,396,708	2,207,587	2,195,779
Total assets	$33,193,324	$33,215,400	$31,761,693	$30,600,757	$30,543,549
Noninterest-bearing deposits	$11,881,548	$11,759,085	$9,204,631	$8,775,632	$8,686,383
Interest-bearing transaction and savings deposits	9,971,869	9,605,254	8,931,192	8,845,097	8,758,993
Interest-bearing public fund deposits	3,176,225	3,326,033	3,251,445	3,364,416	2,954,966
Time deposits	2,001,017	2,631,896	3,621,228	2,818,430	3,800,957
Total interest-bearing deposits	15,149,111	15,563,183	15,803,865	15,027,943	15,514,916
Total deposits	27,030,659	27,322,268	25,008,496	23,803,575	24,201,299
Short-term borrowings	1,906,895	1,754,875	2,673,283	2,714,872	2,108,815
Long-term debt	385,887	386,269	225,606	233,462	246,641
Other liabilities	494,239	435,831	433,244	381,163	400,414
Stockholders' equity	3,375,644	3,316,157	3,421,064	3,467,685	3,586,380
Total liabilities & stockholders' equity	$33,193,324	$33,215,400	$31,761,693	$30,600,757	$30,543,549
For informational purposes only - included above
SBA Paycheck Protection Program (PPP) loans	$2,323,691	$2,286,963	$—	$—	$—

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2020	2020	2019	2020	2019
Average Balance Sheet
Total loans	$22,407,825	$22,957,032	$20,197,114	$22,200,385	$20,158,313
Loans held for sale	112,230	89,935	55,348	80,942	34,740
Securities (a)	6,389,214	6,129,616	6,004,688	6,223,361	5,750,530
Short-term investments	502,992	837,246	180,463	515,661	208,263
Earning assets	29,412,261	30,013,829	26,437,613	29,020,349	26,151,846
Allowance for loan losses	(446,901)	(425,844)	(197,259)	(371,646)	(196,297)
Goodwill and other intangible assets	949,287	954,252	886,868	954,328	884,254
Other assets	2,770,783	2,594,469	2,020,884	2,560,792	1,875,236
Total assets	$32,685,430	$33,136,706	$29,148,106	$32,163,823	$28,715,039
Noninterest-bearing deposits	$11,585,617	$10,989,921	$8,092,482	$10,450,457	$8,139,439
Interest-bearing transaction and savings deposits	9,806,826	9,387,292	8,179,240	9,332,604	8,096,299
Interest-bearing public fund deposits	3,196,767	3,320,338	2,979,494	3,256,228	3,077,760
Time deposits	2,174,585	3,005,071	3,840,139	2,894,969	3,800,771
Total interest-bearing deposits	15,178,178	15,712,701	14,998,873	15,483,801	14,974,830
Total deposits	26,763,795	26,702,622	23,091,355	25,934,258	23,114,269
Short-term borrowings	1,733,298	2,254,731	2,063,335	2,044,923	1,790,058
Long-term debt	386,015	276,891	234,240	298,436	230,528
Other liabilities	450,729	436,845	375,438	444,225	335,113
Stockholders' equity	3,351,593	3,465,617	3,383,738	3,441,981	3,245,071
Total liabilities & stockholders' equity	$32,685,430	$33,136,706	$29,148,106	$32,163,823	$28,715,039
For informational purposes only - included above
SBA Paycheck Protection Program (PPP) loans	$2,308,021	$1,727,797	$—	$1,348,786	$—

(a)	Average securities do not include unrealized holding gains/losses on available for sale securities.

Reconciliation of Non-GAAP Measures

Operating revenue (te) and operating pre-provision net revenue (te)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2020	2020	2019	2020	2019
Net interest income	$235,183	$237,866	$222,939	$704,237	$662,061
Noninterest income	83,748	73,943	83,230	242,078	232,983
Total revenue	$318,931	$311,809	$306,169	$946,315	$895,044
Taxable equivalent adjustment (a)	3,189	3,248	3,652	9,885	11,194
Total revenue (te)	$322,120	$315,057	$309,821	$956,200	$906,238
Noninterest expense	(195,774)	(196,539)	(213,554)	(595,648)	(572,821)
Nonoperating expense	—	—	28,810	—	28,810
Operating pre-prevision net revenue (te)	$126,346	$118,518	$125,077	$360,552	$362,227

Operating earnings per share - diluted

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2020	2020	2019	2020	2019
Net income (loss)	$79,356	$(117,072)	$67,807	$(148,749)	$235,248
Net income and dividends allocated to participating securities	(1,436)	(422)	(1,141)	(1,278)	(3,980)
Net income (loss) available to common shareholders	77,920	(117,494)	66,666	(150,027)	231,268
Nonoperating items, net of applicable income tax	—	—	22,760	—	30,720
Nonoperating items allocated to participating securities	—	—	(383)	—	(517)
Operating earnings (loss) available to common shareholders	$77,920	$(117,494)	$89,043	(150,027)	261,471
Weighted average common shares - diluted	86,400	86,301	86,462	86,614	86,010
Earnings per share - diluted	$0.90	$(1.36)	$0.77	$(1.73)	$2.69
Operating earnings per share - diluted	$0.90	$(1.36)	$1.03	$(1.73)	$3.04

Quarter earnings per share - diluted, impact of energy loan sale

		Three Months Ended
		June 30,
(in thousands, except per share amounts)		2020
1
Provision for credit losses attributable to the sale of energy loans		$160,101
Income tax benefit at a 21% rate		(33,621)
Impact of energy loan sale, net of income tax		$126,480
Weighted average common shares - diluted		86,323
Impact of energy loan sale per share - diluted		$(1.47)

(a)	Taxable equivalent adjustment (te) amounts are calculated using a federal income tax rate of 21%.

LIQUIDITY

Liquidity management ensures that funds are available to meet the cash flow requirements of our depositors and borrowers, while also meeting the operating, capital and strategic cash flow needs of the Company, the Bank and other subsidiaries. As part of the overall asset and liability management process, liquidity management strategies and measurements have been developed to manage and monitor liquidity risk. The Company enacted strategies in 2020 to strengthen liquidity through various measures to ensure funds are available to meet the needs of our day to day operations and those of our customers during this unprecedented period of disruption in financial and credit markets. At September 30, 2020, we had over $18 billion in net available sources of funds, summarized as follows:

	September 30, 2020
(in millions)	Total Available	Amount Used	Net Availability
Internal Sources
Cash and Free Securities	$4,719	$—	$4,719
External Sources
Federal Home Loan Bank	6,248	2,591	3,657
Federal Reserve Bank	4,567	—	4,567
Brokered Deposits	4,055	105	3,950
Other	1,244	—	1,244
Total Liquidity	$20,834	$2,696	$18,138

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities and repayments of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window. Management has established an internal target for the ratio of free securities to total securities of 20% or greater. As shown in the table below, our ratio of free securities to total securities was 54.68% at September 30, 2020, compared to 48.83% at June 30, 2020 and 54.44% at September 30, 2019. The total of pledged securities at September 30, 2020 was $3.2 billion, down $73.9 million from June 30, 2020. Securities and FHLB letters of credit are pledged as collateral related to public funds and repurchase agreements.

	September 30,	June 30,	March 31,	December 31,	September 30,
Liquidity Metrics	2020	2020	2020	2019	2019
Free securities / total securities	54.68%	48.83%	25.42%	47.27%	54.44%
Core deposits / total deposits	96.22%	94.53%	90.48%	93.54%	90.31%
Wholesale funds / core deposits	9.42%	10.37%	17.76%	13.99%	15.54%
Quarter-to-date average loans /quarter-to-date average deposits	83.72%	85.97%	87.28%	88.22%	87.47%

The liability portion of the balance sheet provides liquidity mainly through the ability to use cash sourced from various customers’ interest-bearing and noninterest-bearing deposit and sweep accounts. At September 30, 2020, deposits totaled $27.0 billion, a decrease of $291.6 million, or 1%, from June 30, 2020 and an increase of $2.8 billion, or 12%, from September 30, 2019. The decrease from June 30, 2020 is primarily attributable to a decrease in certificates of deposit (“CDs”). The increase from September 30, 2019 is largely attributable to the increase in noninterest-bearing deposits following the funding of PPP loans and the issuance of government stimulus payments. Core deposits consist of total deposits excluding CDs of $250,000 or more and brokered deposits. Core deposits totaled $26.0 billion at September 30, 2020, an increase of $178.9 million from June 30, 2020, and $4.2 billion from September 30, 2019. The ratio of core deposits to total deposits was 96.22% at September 30, 2020, compared to 94.53% at June 30, 2020 and 90.31% at September 30, 2019. Brokered deposits totaled $157.0 million as of September 30, 2020, a decrease of $381.4 million compared to June 30, 2020 and a decrease of $885.0 million compared to September 30, 2019. Brokered deposits declined compared to both comparative periods as brokered certificates that matured during the period were not reissued as part of our effort to utilize excess liquidity.

                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                                   The use of brokered deposits as a funding source is subject to certain policies regarding the amount, term and interest rate. In the second quarter of 2020, the Bank implemented a reciprocal deposit program that allows depositors to place their uninsured deposits with other FDIC insured financial institutions in order to obtain FDIC insurance on those deposits, and allows us to reciprocate those deposits. To-date, there has been only minimal activity in this program.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At September 30, 2020, the Bank had borrowings of approximately $1.1 billion and had approximately $3.7 billion available under this line. The unused borrowing capacity at the Federal Reserve’s discount window is approximately $4.6 billion; there were no outstanding borrowings with the Federal Reserve at any date during any period covered by this report.

Wholesale funds, which are comprised of short-term borrowings, long-term debt and brokered deposits were 9.42% of core deposits at September 30, 2020, compared to 10.37% at June 30, 2020 and 15.54% at September 30, 2019. At September 30, 2020, wholesale funds totaled $2.5 billion, a decrease of $229.7 million, or 8.6%, from June 30, 2020 and a decrease of $947.6 million, or 27.9%, from

September 30, 2019. The linked quarter decrease in wholesale funds was primarily attributable to the decrease in brokered deposits, offset by an increase in repurchase agreements. The year over year decrease in wholesale funds was attributable to decreases in brokered deposits and short-term borrowings, partially offset by the June 2020 issuance of subordinated debt. The Company has established an internal target for wholesale funds to be less than 25% of core deposits.

Another key measure used to monitor our liquidity position is the loan-to-deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding). The loan-to-deposit ratio measures the amount of funds the Company lends for each dollar of deposits on hand. Our average loan-to-deposit ratio for the third quarter of 2020 was 83.72%, compared to 85.97% for the second quarter of 2020 and 87.47% for the third quarter of 2019. Management has an established target range for the loan-to-deposit ratio of 87% to 89%, but may operate outside that range under certain circumstances. The loan to deposit ratio is currently impacted by the $2.3 billion of low-risk SBA guaranteed PPP lending that is expected to be largely repaid through the forgiveness process beginning in fourth quarter of 2020 through early 2021.

Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds during the nine months ended September 30, 2020 and 2019.

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

CAPITAL RESOURCES

Stockholders’ equity totaled $3.4 billion at September 30, 2020, up $59.5 million from June 30, 2020 and down $210.7 million from September 30, 2019. The tangible common equity ratio was 7.53% at September 30, 2020, compared to 7.33% at June 30, 2020 and 8.82% at September 30, 2019. The increase in the tangible common equity ratio from June 30, 2020 is primarily attributable to tangible net earnings, partially offset by dividends paid. The decrease from September 30, 2019 is attributable to the decrease in retained earnings as a result of net loss, dividends paid and the cumulative effect of the adoption of CECL, share repurchases, and the growth in tangible assets, largely driven by the origination of PPP loans; these factors were partially offset by net gains on fair value adjustments included in accumulated other comprehensive income. Following the de-risking strategies executed during the first half of 2020, the tangible common equity ratio declined below management’s internal target of at least 8.00%; however, the ratio has increased in third quarter and based on current expectations, we estimate the ratio to approximate 8.00% by the end of the year.

The regulatory capital ratios of the Company and the Bank at September 30, 2020 remained well in excess of current regulatory minimum requirements, including capital conservation buffers, by at least $428 million. The Company and the Bank have been categorized as “well-capitalized” in the most recent notices received from our regulators. Refer to the Supervision and Regulation section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 for further discussion of our capital requirements.

The following table shows the regulatory capital ratios for the Company and the Bank as calculated under current rules for the indicated periods. The capital ratios at September 30, 2020, June 30, 2020 and March 31, 2020 reflect the election to use the interim final five-year transition rule issued on March 27, 2020 available for institutions required to adopt CECL as of January 1, 2020. The new CECL transition rule allows for the option to delay for two years the estimated impact of CECL on regulatory capital (0%), followed by a three-year transition (25% in 2022, 50% in 2023, 75% in 2024, and 100% thereafter). In addition, the two-year delay also includes full impact of January 1, 2020 impact plus an estimated impact of CECL calculated quarterly as 25% of the current ACL over the January 1, balance (modified transition amount). The modified transition amount will be recalculated each quarter in 2020 and 2021, with the December 31, 2021 impact carrying through remaining three-year transition. The election to use the revised final CECL transition rules favorably impacted our leverage ratio upon adoption by 19 bps and our tier 1 common, tier 1 equity and total capital regulatory ratios by 22 bps.

	Well-	September 30,	June 30,	March 31,	December 31,	September 30,
	Capitalized	2020	2020	2020	2019	2019
Total capital (to risk weighted assets)
Hancock Whitney Corporation	10.00%	12.92%	12.36%	11.87%	11.90%	12.43%
Hancock Whitney Bank	10.00%	11.78%	11.17%	11.45%	11.53%	11.19%
Tier 1 common equity capital (to risk weighted assets)
Hancock Whitney Corporation	6.50%	10.30%	9.78%	10.02%	10.50%	11.02%
Hancock Whitney Bank	6.50%	10.53%	9.91%	10.20%	10.74%	10.39%
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	8.00%	10.30%	9.78%	10.02%	10.50%	11.02%
Hancock Whitney Bank	8.00%	10.53%	9.91%	10.20%	10.74%	10.39%
Tier 1 leverage capital
Hancock Whitney Corporation	5.00%	7.70%	7.37%	8.40%	8.76%	9.49%
Hancock Whitney Bank	5.00%	7.86%	7.47%	8.55%	8.96%	8.95%

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

In January 2020, the Company repurchased 315,851 shares of its common stock at a price of $40.26 per share in a privately negotiated transaction. The Company has repurchased a total of 4.9 million shares of the 5.5 million authorized under the buyback program at an average price of $37.65 per share through the ASR agreement and the privately negotiated transaction. The Company has suspended further repurchases of shares under this program.

On June 9, 2020, the Parent completed the issuance of subordinated notes with an aggregate principal amount of $172.5 million and a stated maturity of June 15, 2060, that qualify as tier 2 capital in the calculation of certain regulatory capital ratios.

On August 27, 2020, our board of directors declared a regular third quarter cash dividend of $0.27 per share, consistent with the prior quarter. The dividend was paid on September 15, 2020. The Company intends to pay its next quarterly dividend and is in consultation with its regulators regarding the dividend payment, while the board evaluates the dividend payout policy quarterly.

As of September 30, 2020, the Company has PPP loans totaling $2.3 billion that are guaranteed by the SBA, and when meeting certain regulatory criteria, are subject to forgiveness. These loans carry a 0% risk-weighting in the tier 1 and total capital regulatory ratios due to the full guarantee by the SBA. However, these loans are reflected in average assets used to compute tier 1 leverage.

BALANCE SHEET ANALYSIS

Securities

Investment in securities totaled $7.1 billion at September 30, 2020, up $674.5 million, or 11%, from June 30, 2020 and up $651.6 million, or 10%, from September 30, 2019. At September 30, 2020, securities available for sale totaled $5.7 billion and securities held to maturity totaled $1.4 billion. The purpose of our securities portfolio is to increase profitability, mitigate interest rate risk, provide liquidity and comply with regulatory requirements. Our securities portfolio includes securities categorized as available for sale and held to maturity. Available for sale securities are carried at fair value and may be sold prior to maturity. Unrealized gains or losses on available for sale securities, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity.

Our securities portfolio consists mainly of residential and commercial mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies. We invest only in high quality investment grade securities with a targeted portfolio effective duration generally between two and five and a half years. At September 30, 2020, the average expected maturity of the portfolio was 5.54 years with an effective duration of 4.00 years and a nominal weighted-average yield of 2.20%. Management simulations indicate that the effective duration would increase to 4.29 years with a 100 bp increase in the yield curve and increase to 4.50 years with a 200 bp increase. At June 30, 2020, the average expected maturity of the portfolio was 5.51 years with an effective duration of 3.79 years and a nominal weighted-average yield of 2.41%. The average maturity of the portfolio at September 30, 2019 was 5.75 years, with an effective duration was 4.0 years and the nominal weighted-average yield was 2.63%. The changes in expected maturity, effective duration, and nominal weighted-average yield compared to prior quarter and year-over-year were primarily related to securities portfolio growth and the reinvestment of the securities portfolio maturities, paydowns and sales.

Effective January 1, 2020 and in conjunction with the adoption of CECL, and again as of September 30, 2020, the Company evaluated its securities portfolio for credit loss. Based on our assessment, expected credit loss was negligible for both periods and therefore, no allowance for credit loss was recorded.

Loans

Total loans at September 30, 2020 were $22.2 billion, down $0.4 billion, or 2%, from June 30, 2020, and up $1.2 billion, or 6%, from September 30, 2019. The linked-quarter decline was primarily related to limited demand throughout our footprint stemming from the current economic environment. Growth compared to the same quarter last year reflect the originations of PPP loans, partially offset by the sale of a portion of the energy loan portfolio and a decrease in demand across our footprint.

The following table shows the composition of our loan portfolio at each date indicated:

	September 30,	June 30,	March 31,	December 31,	September 30,
(in thousands)	2020	2020	2020	2019	2019
Total loans:
Commercial non-real estate	$10,257,788	$10,465,280	$9,321,340	$9,166,947	$8,893,004
Commercial real estate - owner occupied	2,779,407	2,762,259	2,731,320	2,738,460	2,734,379
Total commercial and industrial	13,037,195	13,227,539	12,052,660	11,905,407	11,627,383
Commercial real estate - income producing	3,406,554	3,350,299	3,232,783	2,994,448	3,060,568
Construction and land development	1,096,149	1,128,959	1,098,726	1,157,451	1,190,718
Residential mortgages	2,754,388	2,877,316	2,979,985	2,990,631	3,004,958
Consumer	1,945,918	2,044,264	2,151,527	2,164,818	2,152,325
Total loans	$22,240,204	$22,628,377	$21,515,681	$21,212,755	$21,035,952

Commercial and industrial (“C&I”) loans, including both non-real estate and owner occupied real estate secured loans, totaled approximately $13.0 billion, or 59% of the total loan portfolio, at September 30, 2020, a decrease of $0.2 billion, or 1%, from June 30, 2020 and an increase of $1.4 billion, or 12%, from September 30, 2019. The linked-quarter decline is primarily due to lower demand across our footprint. The year over year increase is related to PPP loan originations, partially offset by the energy loan sale and lower demand across most regions and specialty lines as a result of the economic impact of the pandemic.

The Bank lends mainly to middle market and smaller commercial entities, although it participates in larger shared credit loan facilities. Shared national credits funded at September 30, 2020 totaled approximately $1.6 billion, or 7% of total loans, a decrease of $145.3 million from June 30, 2020, due primarily to the energy loan sale. At September 30, 2020, approximately $291.1 million of our shared national credits were with healthcare-related customers.

Loans to borrowers in the energy sector totaled $337.8 million at September 30, 2020, down $14.1 million, or 4%, from June 30, 2020 and $696.0 million, or 67%, compared to September 30, 2019. The linked quarter decrease in energy-related loans resulted from net paydowns. The year-over-year decrease was largely due to the sale of $497 million of energy loans in June 2020, net paydowns and charge-offs, partially offset by acquired MidSouth energy loans. At September 30, 2020, the majority of the remaining energy portfolio is comprised of customers engaged in onshore and offshore services and products to support exploration and production activities, with approximately 70% of the balances in increments of $10 million or less.

Our loan portfolio is well diversified by product, client, and geography throughout our footprint. Nevertheless, we may be exposed to certain concentrations of credit risk which exist in relation to different borrowers or groups of borrowers, specific types of collateral, industries, loan products, or regions. The following table provides detail of the more significant industry concentrations for our commercial and industrial loan portfolio, which is based on NAICS codes for all industries, with the exceptions of energy, which is based on the borrower’s source of revenue (i.e. manufacturer whose income is derived from energy-related business is reported as energy), and PPP loans, as those are expected to be 100% SBA guaranteed and therefore have limited credit risk.

	September 30,		June 30,		March 31,		December 31,		September 30,
	2020		2020		2020		2019		2019
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial & industrial loans:
Real estate and rental and leasing	$1,273,360	10%	$1,326,198	10%	$1,420,629	12%	$1,432,319	12%	$1,454,795	13%
Healthcare and social assistance	1,135,986	9%	1,129,983	9%	1,201,423	10%	1,144,369	10%	1,084,884	9%
Retail trade	1,035,295	8%	1,057,248	8%	1,066,780	9%	1,098,810	9%	1,060,765	9%
Manufacturing	934,582	7%	967,054	7%	959,653	8%	928,467	8%	957,622	8%
Transportation and warehousing	825,113	3%	839,192	6%	828,215	7%	768,971	6%	705,536	6%
Public administration	696,160	6%	723,565	5%	761,284	6%	774,401	7%	765,492	7%
Finance and insurance	655,468	5%	693,044	5%	740,915	6%	677,500	6%	632,197	5%
Wholesale trade	664,648	5%	691,671	5%	784,354	7%	751,794	6%	691,648	6%
Accommodation, food services and entertainment	632,582	5%	640,167	5%	616,473	5%	613,982	5%	611,663	5%
Construction	631,239	5%	599,238	5%	700,313	6%	724,614	6%	637,512	5%
Professional, scientific, and technical services	481,296	5%	476,011	4%	503,325	4%	515,634	4%	492,424	4%
Other services (except public administration)	433,718	4%	442,407	4%	456,084	4%	451,889	4%	476,731	4%
Energy	335,677	3%	348,547	3%	935,076	8%	958,486	8%	1,026,680	9%
Educational services	309,664	2%	323,673	2%	326,708	3%	342,544	3%	353,366	3%
Other	668,716	5%	682,578	5%	751,428	5%	721,627	6%	676,068	7%
Total commercial & industrial loans	$10,713,504	82%	$10,940,576	83%	$12,052,660	100%	$11,905,407	100%	$11,627,383	100%
PPP loans	2,323,691	18%	2,286,963	17%	—	—	—	—	—	—
Total commercial & industrial loans	$13,037,195	100%	$13,227,539	100%	$12,052,660	100%	$11,905,407	100%	$11,627,383	100%

Commercial real estate – income producing loans totaled approximately $3.4 billion at September 30, 2020, an increase of $56.3 million, or 2%, from June 30, 2020 and $346.0, or 11%, from September 30, 2019. Construction and land development loans, totaling approximately $1.1 billion at September 30, 2020, decreased $32.8 million, or 3%, from June 30, 2020 and $94.6 million, or 8%, from September 30, 2019. The following table details for the preceding five quarters the end-of-period aggregated commercial real estate – income producing and construction loan balances by property type. Loans reflected in 1-4 Family Residential Construction include both loans to construction builders as well as single family borrowers.

	September 30,		June 30,		March 31,		December 31,		September 30,
	2020		2020		2020		2019		2019
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial real estate - income producing and construction loans:
Retail	$744,994	17%	$712,844	16%	$708,087	16%	$663,196	16%	$636,484	15%
Multifamily	625,992	14%	601,749	13%	552,464	13%	520,444	13%	539,994	13%
Healthcare related properties	559,196	12%	546,641	12%	569,166	13%	517,855	12%	562,726	13%
Office	504,168	11%	537,476	12%	475,565	11%	447,972	11%	447,872	11%
Industrial	530,450	12%	538,955	12%	535,070	12%	498,291	12%	491,984	12%
Hotel, motel and restaurants	524,275	12%	510,021	11%	502,866	12%	477,728	11%	431,082	10%
1-4 family residential construction	464,347	10%	457,011	10%	439,739	10%	443,835	11%	486,848	11%
Other land loans	273,915	6%	258,858	6%	246,377	6%	250,357	6%	262,298	6%
Other	275,366	6%	315,703	8%	302,175	7%	332,221	8%	391,998	9%
Total commercial real estate - income producing and construction loans	$4,502,703	100%	$4,479,258	100%	$4,331,509	100%	$4,151,899	100%	$4,251,286	100%

Our residential mortgages loan portfolio totaled $2.8 billion at September 30, 2020, down $122.9 million, or 4%, from June 30, 2020 and down $250.6 million, or 8%, compared to September 30, 2019. The low interest rate environment has led to increased activity in mortgages originated for sale, resulting in a decline in our residential mortgage portfolio. Generally, fixed-rate longer-term loans originated are sold in the secondary market. The consumer loan portfolio totaled $1.9 billion at September 30, 2020, down $98.3 million, or 5%, compared to June 30, 2020, and down $206.4 million, or 10%, compared to September 30, 2019. The decline in the consumer loan portfolio is due in part to the wind down of indirect auto lending.

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

The table below summarizes our funded commercial loan exposure to these sectors under focus at September 30, 2020 and the relative concentration to the total loan portfolio, excluding low-risk SBA guaranteed PPP loans. Loans within our sectors under focus total approximately 24% of total loans outstanding, excluding PPP loans, and comprise nearly 50% of both our commercial criticized and pass watch rated loans.

( $ in thousands )	Balance	Percentage of Total Loans *
Sectors under focus *
Healthcare and social assistance
Hospitals	$288,073	1.40%
Offices of physicians & dentists	477,719	2.40%
Assisted living (investor CRE)	372,119	2.00%
Assisted living (non- investor CRE)	207,470	1.00%
All other healthcare	242,173	1.20%
Total healthcare and social assistance	1,587,554	8.00%
Hospitality
Hotel	523,117	2.60%
Restaurants full service, casual dining and bars	370,109	1.90%
Restaurants limited service	121,086	0.60%
Entertainment	147,291	0.70%
Total hospitality	1,161,603	5.80%
Retail trade
Retail CRE	670,955	3.40%
Retail goods and services	1,096,208	5.50%
Total retail trade	1,767,163	8.90%
Energy	337,828	1.70%
Total Sectors under focus	$4,854,148	24.40%
* Excludes PPP loans

Management’s expectation for loan growth through the remainder of the year is tempered given the ongoing economic environment. We expect forgiveness of PPP loans to begin in fourth quarter and continue through early 2021. As such, continued contraction of total loans is anticipated for the fourth quarter of 2020.

Allowance for Credit Losses and Asset Quality

The Company's allowance for credit losses was $480.2 million at September 30, 2020, compared to $479.2 million at June 30, 2020 and $195.2 million at December 31, 2019. The adoption of the CECL standard on January 1, 2020 includes increases totaling $49.4 million in the funded allowance for loan losses and $27.3 million in the reserve for unfunded lending commitments. These increases are the result of the difference between estimated incurred losses at the adoption date and the forward-looking projected losses over the remaining estimated term of the financial instruments. The higher reserves from the change in accounting principal is largely driven by our longer-term assets as well as expected future funding of construction lending and certain other revolving products. Refer to Note 1 – Basis of Presentation – Critical Accounting Policies and Estimates for a description of the CECL methodology and Note 16 – Recent Accounting Pronouncements for additional discussion of the impact of adoption.

The $1.0 million increase in the third quarter 2020 allowance for credit losses is primarily due to higher individually evaluated reserves (generally used for nonperforming and troubled debt restructured loans), largely offset by lower collectively evaluated reserves driven by a modestly improved economic forecast and lower overall outstanding balances. The Company probability-weighted three Moody’s macroeconomic scenarios in the calculation of our collectively evaluated allowance for credit losses. Consistent with the second quarter, the baseline scenario was weighted most heavily at 50% and the upside scenario S-1 (faster near-term growth) and downside scenario S-2 (slower near-term growth) were each weighted 25% to incorporate reasonably possible alternative economic outcomes. All three economic scenarios utilized reflect a gradual recovery from the recessionary first half of 2020, with second quarter 2020 unemployment as the peak; however, the upside and downside scenarios have varying degrees of size and timing of additional fiscal stimulus and duration of recovery. The baseline scenario reflects what we believe to be the most likely outcome, and, therefore was given the greatest probability weighting, and the alternative scenarios reflect reasonably possible outcomes due to the uncertainty, both upside and downside, in the economy in the near-term.

The September 2020 baseline forecast assumes that the new cases of COVID-19 peaked in July 2020 and does not include new widespread business closures. In this scenario, a vaccine is expected by April 2021 and infections are expected to abate by June 2021. Positive job numbers reported to-date have led to a slighter quicker recovery in the U.S. job market than included in the June 2020 forecast. This scenario assumes that an additional stimulus bill is passed in 2020 to aid in the recovery. Additional information on the September Baseline forecast is provided in the “Economic Outlook and Ongoing Impact of COVID-19” of this document. The stronger near-term growth S-1 forecast reflects a quicker economic recovery than the baseline forecast, with more rapid GDP growth and lower unemployment rates through our reasonable and supportable forecast period. The slower near-term growth S-2 forecast reflects a slower economic recovery than the baseline forecast, with higher incidence of infection and death and restrictions on travel and business winding down somewhat more slowly, resulting in higher unemployment rates than the Baseline scenario in the reasonable and supportable period. The S-2 scenario also reflects a delay in additional economic stimulus with sustained recovery not occurring until the second half of 2021.

The $285 million increase in the allowance for credit loss for September 30, 2020 compared to December 31, 2019, reflects the $76.7 million cumulative effect adjustment for the adoption of CECL and a net reserve build of $208.2 million which included increases for pandemic-related impacts to the economy, net of the second quarter allowance release of $82.5 million related to the energy loan sale.

Our allowance for credit loss coverage to total loans remains strong at 2.16% at September 30, 2020, or 2.40% when excluding SBA guaranteed PPP loans, compared to 2.12% at June 30, 2020, or 2.36% excluding PPP loans, and 0.92% at December 31, 2019.

The allowance for credit losses on the commercial nonenergy portfolio increased to $357.2 million, or 2.08% of that portfolio, at September 30, 2020 compared to the June 30, 2020 allowance of $350.5 million, or 2.01%. The commercial nonenergy portfolio includes concentration in lessors of real estate to various pandemic-impacted industries including hospitality and tourism which includes hotels, restaurants, and bars, certain nonessential healthcare, certain types of retail outlets, and other industries that have been significantly impacted by the widespread shutdown. The increase in allowance is primarily due to individually evaluated reserves, largely in the healthcare sector, with increased coverage reflecting declining loan balances as demand has been limited throughout the footprint. The allowance for credit losses on the energy portfolio increased to $21.4 million, or 6.33% of that portfolio, compared to the June 30, 2020 allowance of $19.9 million, or 5.66%, with the increase also due to individually evaluated credits. Our residential mortgage reserve for credit loss decreased to $51.8 million, or 1.88%, at September 30, 2020, compared to $57.4 million, or 2.02%, at June 30, 2020, due primarily to favorable movement in forecasted variables for home prices. Our allowance for credit losses on the consumer portfolio was $49.8 million, or 2.56%, at September 30, 2020, compared to $51.5 million, or 2.52%, at June 30, 2020.

Criticized commercial loans totaled $412 million at September 30, 2020, up from $348 million at June 30, 2020. The increase in commercial criticized loans includes $39 million attributable to the commercial nonenergy portfolio and $25 million attributable to the energy portfolio and was largely concentrated in pandemic-impacted portfolios. Criticized loans are defined as those having potential weaknesses that deserve management’s close attention (risk-rated as special mention, substandard and doubtful), including both accruing and nonaccruing loans. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process. In addition, the Company often looks at portfolios of loans to determine if there are areas of risk not specifically identified in its loan by loan approach. In alignment with regulatory guidance, we have been working with our customers by providing various types of loan deferrals to manage the effects of economic stress. While a significant number of these deferrals have expired, our ability to predict future cash flow is limited due to economic uncertainty, and we expect that further risk rating adjustments may be required.

Net charge-offs were $24.0 million, or .43% of average total loans on an annualized basis in the third quarter of 2020, compared to $302.7 million, or 5.30% of average total loans in the second quarter of 2020. Commercial net charge-offs totaled $23.2 million in the third quarter of 2020, consisting largely of charges related to healthcare-dependent credits. This compared to second quarter commercial charge-offs of $299.4 million, which included $242.6 million of charge-offs from the energy loan sale. Our residential mortgage portfolio reflected minimal net recoveries in both the third and second quarters of 2020 and consumer net charge-offs were $1.1 million in the third quarter of 2020, down from $3.9 million in the prior quarter. Third quarter 2020 consumer charge-offs were favorably impacted by loan deferrals and are expected to return to more normalized levels in the near term.

The following table sets forth activity in the allowance for credit losses for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2020	2020	2019	2020	2019
Provision and Allowance for Credit Losses
Allowance for loan losses:
Allowance for loan losses at beginning of period	$442,638	$426,003	$195,625	$191,251	$194,514
Loans charged-off:
Commercial non real estate	24,557	298,853	11,729	364,123	33,382
Commercial real estate - owner-occupied	122	1,192	66	1,828	137
Total commercial & industrial	24,679	300,045	11,795	365,951	33,519
Commercial real estate - income producing	710	671	—	2,211	10
Construction and land development	2	5	7	7	7
Total commercial	25,391	300,721	11,802	368,169	33,536
Residential mortgages	29	-	221	170	660
Consumer	2,904	5,196	5,002	13,640	13,169
Total charge-offs	28,324	305,917	17,025	381,979	47,365
Recoveries of loans previously charged-off:
Commercial non real estate	1,532	1,073	2,932	4,831	5,662
Commercial real estate - owner-occupied	552	26	63	659	284
Total commercial & industrial	2,084	1,099	2,995	5,490	5,946
Commercial real estate - income producing	—	39	516	46	518
Construction and land development	98	217	11	549	108
Total commercial	2,182	1,355	3,522	6,085	6,572
Residential mortgages	317	549	167	1,078	433
Consumer	1,817	1,329	862	4,360	2,866
Total recoveries	4,316	3,233	4,551	11,523	9,871
Total net charge-offs	24,008	302,684	12,474	370,456	37,494
Provision for loan losses	30,044	319,319	12,421	578,468	38,552
Cumulative effect of change in accounting principle (a)	—	-	—	49,411	—
Allowance for loan losses at end of period	$448,674	$442,638	$195,572	$448,674	$195,572
Reserve for Unfunded Lending Commitments:
Reserve for Unfunded Lending Commitments at beginning of period	$36,571	$48,992	$—	$3,974	$—
Cumulative effect of change in accounting principle (a)	—	—	—	27,330	—
Provision for losses on unfunded lending commitments	(5,045)	(12,421)	—	222	—
Reserve for unfunded lending commitments at end of period	$31,526	$36,571	$—	$31,526	$—
Total Allowance for Credit Losses	$480,200	$479,209	$195,572	$480,200	$195,572
Total Provision for Credit Losses	$24,999	$306,898	$12,421	$578,690	$38,552
Ratios:
Gross charge-offs to average loans	0.50%	5.36%	0.33%	2.30%	0.31%
Recoveries to average loans	0.08%	0.06%	0.09%	0.07%	0.07%
Net charge-offs to average loans	0.43%	5.30%	0.25%	2.23%	0.25%
Allowance for loan losses to period-end loans	2.02%	1.96%	0.93%	2.02%	0.93%
Allowance for credit losses to period-end loans	2.16%	2.12%	0.93%	2.16%	0.93%
For informational purposes - included above
Provision for credit loss associated with energy	$—	$160,101	$—	$160,101	$—
Charge-offs associated with energy loan sale	$—	$242,628	$—	$242,628	$—

(a)	Represents the increase in the allowance upon the January 1, 2020 adoption of ASC 326, commonly referred to as Current Expected Credit Losses, or CECL.

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, troubled debt restructurings and foreclosed and surplus ORE and other foreclosed assets. Loans past due 90 days or more and still accruing are also disclosed.

	September 30,	December 31,
(in thousands)	2020	2019
Loans accounted for on a nonaccrual basis: (a)
Commercial non-real estate	$41,401	$49,628
Commercial non-real estate - restructured	36,783	129,050
Total commercial non-real estate	78,184	178,678
Commercial real estate - owner occupied	14,394	7,413
Commercial real estate - owner-occupied - restructured	289	295
Total commercial real estate - owner-occupied	14,683	7,708
Commercial real estate - income producing	6,932	2,489
Commercial real estate - income producing - restructured	96	105
Total commercial real estate - income producing	7,028	2,594
Construction and land development	3,192	1,051
Construction and land development - restructured	42	166
Total construction and land development	3,234	1,217
Residential mortgage	40,865	36,638
Residential mortgage - restructured	2,731	2,624
Total residential mortgage	43,596	39,262
Consumer	24,737	16,159
Consumer - restructured	—	215
Total consumer	24,737	16,374
Total nonaccrual loans	$171,462	$245,833
Restructured loans - still accruing:
Commercial non-real estate	$5,195	$59,136
Commercial real estate - owner occupied	—	—
Commercial real estate - income producing	357	373
Construction and land development	123	111
Residential mortgage	2,308	514
Consumer	1,132	1,131
Total restructured loans - still accruing	9,115	61,265
Total nonperforming loans	180,577	307,098
ORE and foreclosed assets	11,640	30,405
Total nonperforming assets (b)	$192,217	$337,503
Loans 90 days past due still accruing to loans (c)	$10,439	$6,582
Total restructured loans	$49,056	$193,720
Ratios:
Nonperforming assets to loans plus ORE and foreclosed assets	0.86%	1.59%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	234.89%	60.97%
Loans 90 days past due still accruing to loans	0.05%	0.03%

(a)

Nonaccrual loans do not include purchased credit impaired loans accounted for under ASC 310-30 that would have otherwise been considered nonperforming, totaling $17.5 million at December 31, 2019. Effective January 1, 2020 with the adoption of ASC 326, such metrics include both originated and acquired.

(b)	Includes total nonaccrual loans, total restructured loans - still accruing and ORE and foreclosed assets.
(c)

Accruing loans past due 90 days or more do not include purchased credit impaired loans accounted for under ASC 310-30 that would have otherwise been considered delinquent, totaling $8.3 million at December 31, 2019. Effective January 1, 2020 with the adoption of ASC 326, such metrics include both originated and acquired.

Nonperforming assets totaled $192.2 million at September 30, 2020, down $20.3 million from June 30, 2020, and $145.3 million from December 31, 2019. Nonperforming loans decreased approximately $13.3 million compared to June 30, 2020, and $126.5 million from December 31, 2019. The decline in nonperforming loans compared to the prior quarter was largely due to charge-offs, while the decrease from year-end was primarily due to the energy loan sale. ORE and foreclosed assets decreased to $11.6 million at September 30, 2020, from $18.7 million at June 30, 2020, and $30.4 million at December 31, 2019. The decrease compared to year-end includes the first quarter 2020 write-downs of equity interest in two energy-related companies received in borrower bankruptcy restructurings on two energy credits totaling $9.8 million. Nonperforming assets as a percent of total loans, ORE and other foreclosed assets was 0.86% at September 30, 2020, down 8 bps from June 30, 2020, and 73 bps from December 31, 2019.

Short-Term Investments

Short-term liquidity assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors. Short-term liquidity investments, including interest-bearing bank deposits and federal funds sold, were $779.1 million at September 30, 2020, up $18.9 million from June 30, 2020 and $729.5 million from September 30, 2019. Typically, these balances will change on a daily basis depending upon movement in customer loan and deposit accounts. Average short-term investments of $503.0 million for the third quarter of 2020 were down $334.3 million compared to the second quarter of 2020, and up $322.5 million compared to the third quarter of 2019.

Deposits

Deposits provide the most significant source of funding for our interest earning assets. Our ability to compete for market share depends on our deposit pricing and our wide range of products and services that are focused on customer needs. In order to meet our customers’ needs, we offer high-quality banking services with convenient delivery channels, including online and mobile banking. We provide specialized services to our commercial customers to promote commercial deposit growth. These services include treasury management, industry expertise and lockbox services.

Total deposits were $27.0 billion at September 30, 2020, down $291.6 million, or 1%, from June 30, 2020, primarily driven by a decrease in certificates of deposit, both retail and brokered. Total deposits increased $2.8 billion, or 12%, from September 30, 2019, primarily due to strong growth in noninterest-bearing deposits, largely the result of proceeds from PPP loan funding remaining on deposit. Average deposits for the third quarter of 2020 were $26.8 billion, up $61.2 million, or less than 1%, from the second quarter of 2020 and up $3.7 billion, or 16%, from the third quarter of 2019.

Noninterest-bearing demand deposits were $11.9 billion at September 30, 2020, up $122.5 million, or 1%, from June 30, 2020, and $3.2 billion, or 37%, from September 30, 2019. The continued elevated balances are primarily due to residual impacts of the stimulus response to the pandemic. We expect the balance to decline during the fourth quarter as these funds are utilized. The year over year increase reflects the deposit of proceeds from PPP loans funded primarily during the second quarter of 2020. Noninterest-bearing demand deposits comprised 44% of total deposits at September 30, 2020, 43% at June 30, 2020 and 36% at September 30, 2019.

Interest-bearing transaction and savings accounts of $10.0 billion at September 30, 2020 increased $366.6 million, or 4%, from June 30, 2020 and $1.2 billion, or 14%, from September 30, 2019. These increases were primarily driven by movement from maturing certificates of deposit in the low interest rate environment, as well as PPP loan proceeds that remain in customer accounts.

Interest-bearing public fund deposits totaled $3.2 billion at September 30, 2020, down $149.8 million, or 5%, from June 30, 2020, and up $221.3 million, or 7%, from September 30, 2019. Time deposits other than public funds totaled $2.0 billion at September 30, 2020, down $630.9 million, or 24%, from June 30, 2020, with a $392.2 million decrease in brokered certificates of deposit and a $238.7 million decrease in retail certificates of deposits. The decrease in time deposits resulted from higher level of maturities and slower production due to the pandemic. Maturing brokered deposits were not replaced due to excess liquidity. Time deposits other than public funds were down $1.8 billion, or 47%, from September 30, 2019, with a decrease of $936.4 million in brokered certificates of deposit and $863.6 million in retail certificates of deposits.

Short-Term Borrowings

At September 30, 2020, short-term borrowings totaled $1.9 billion, up $152 million, or 9%, from June 30, 2020 driven by an increase in repurchase agreements. Short-term borrowings decreased $201.9 million, or 10%, from September 30, 2019, mainly due to decreases of $337.5 million in FHLB borrowings and $125.2 million in federal funds purchased, partially offset by an increase of $260.7 million in repurchase agreements.

Average short-term borrowings of $1.7 billion in the third quarter of 2020 were down $521.4 million, or 23%, compared to the second quarter of 2020, and $330.0 million, or 16%, compared to the third quarter of 2019.

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

Long-Term Debt

Long-term debt totaled $385.9 million at September 30, 2020 and $386.3 million at June 30, 2020, compared to $246.6 million at September 30, 2019. On June 9, 2020, the Parent completed the issuance of subordinated notes payable with an aggregate principal amount of $172.5 million with a stated maturity of June 15, 2060. The notes accrue interest at a fixed rate of 6.25% per annum, with quarterly interest payments that began September 15, 2020. Subject to prior approval by the Federal Reserve, the Company may redeem the notes in whole or in part on any interest payment date on or after June 15, 2025. This debt qualifies as tier 2 capital in the calculation of certain regulatory capital ratios.

Long-term debt also includes subordinated notes payable with an aggregate principal amount of $150 million with a stated maturity of June 15, 2045with a fixed rate of 5.95% per annum. Subject to prior approval by the Federal Reserve, the Company may redeem these notes in whole or in part on any of its quarterly interest payment dates after June 15, 2020. This debt also qualifies as tier 2 capital in the calculation of certain regulatory capital ratios. The remaining long-term debt is comprised primarily of borrowings associated with tax credit fund activities.

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

The contract amounts of these instruments reflect the Company's exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. At September 30, 2020, the Company had a reserve for unfunded lending commitments totaling $31.5 million.

The following table shows the commitments to extend credit and letters of credit at September 30, 2020 according to expiration date.

		Expiration Date
		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$7,803,139	$3,794,225	$1,756,576	$1,415,153	$837,185
Letters of credit	369,538	279,980	81,560	7,998	—
Total	$8,172,677	$4,074,205	$1,838,136	$1,423,151	$837,185

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

On January 1, 2020, the Company adopted Accounting Standards Codification (“ASC”) 326, “Financial Instruments – Credit Losses,” more commonly referred to as “CECL.” The provisions of this guidance required a material change to the manner in which the Company estimates and reports losses on financial instruments. Changes to the Company’s accountings policies related to CECL are disclosed in Note 1 – Basis of Presentation – Critical Accounting Estimates, with further discussion of changes to significant accounting estimates noted below. Further, the Company performed a quantitative interim test of goodwill impairment during the nine months ended September 30, 2020. There were no other material changes or developments during the reporting period with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2019.

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

Allowance for Credit Loss

The allowance for credit losses is established in accordance with the CECL standard which introduces several additional subjective inputs to the allowance estimation process. The standard requires that management incorporate an economic forecast for a reasonable and supportable period, which is two years based on our current policy. The Company utilizes third party forecasts that consist of multiple economic scenarios, including a baseline, with a probability distribution of 50% better or worse economic performance and various upside and downside scenarios utilized an aggregated state (or regional) levels across our footprint or national level, depending on the portfolio. The economic forecasts are generally lagging and may not incorporate all events and circumstances through the financial statement date. The Company’s management considers available forecasts, current events not captured and our specific portfolio characteristics and applies weights to the scenario output based on a best estimate of likely outcomes. During 2020, the United States and global financial markets experienced unprecedented volatility, with significant uncertainty surrounding the pandemic, including varying degrees of economic shutdown and a significant and sustained decline in oil prices. The lack of a vaccine or decidedly effective medical treatment for the virus has significantly reduced travel and impaired tourism and trade, which has deteriorated the Gulf Coast economy. Changing economic conditions and resulting government response in the form of interest rate adjustments and several current and expected future stimulus packages have introduced enhanced estimation uncertainty in the forecasts used to estimate expected credit loss. Our credit loss models were built using historical data that may not correlate to economic conditions stemming from the pandemic. The estimate of the life of a loan considers both contractual cash flows as well as estimated prepayments and forecasted draws on unfunded loan commitments that were also built on historical data that may react differently given the current environment. Such forecasted information is inherently uncertain, particularly in the volatile environment resulting from the pandemic. Forecast uncertainty includes the severity of the impact to local and global economic conditions as well as the timing of recovery, among other things. Therefore, actual results may differ significantly from management’s estimates.

The quantitative loss rate analysis is supplemented by a review of qualitative factors that considers whether conditions differ from those existing during the historical periods used in the development of the credit loss models. Such factors include, but are not limited to, problem loan trends, changes in loan profiles and volumes, changes in lending policies and procedures, current economic and business conditions, credit concentrations, model limitations and other factors not captured by our models. While quantitative data for these factors is used where available, there is a high level of judgment applied in these processes.

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

During the third quarter of 2020, the Company assessed the indicators of goodwill impairment and noted certain events that indicated that it is “more likely than not” that a goodwill impairment exists, necessitating an interim test of impairment. Triggering events stemming from and in response to the COVID-19 pandemic include continued economic disruption, operating losses driven by a higher provision for credit losses and a lower interest rate environment, and a sustained decrease in the share price of the Company. As such, the Company performed a quantitative assessment of goodwill impairment as of September 30, 2020, which included determining the estimated fair value of the reporting unit and comparing that fair value to the reporting unit's carrying amount. The results of the test indicated that the estimated fair value of the reporting unit exceeded its carrying amount at September 30, 2020; therefore, goodwill was not impaired as of the testing date.

The Company used multiple approaches to measure its fair value at September 30, 2020. The primary approaches included an income approach using the discounted net present value of estimated future cash flows and a market approach using transaction or price-to-forward earnings multiples methodology using the actual price paid in recent acquisition transactions for similar entities, discounted for the current recessionary environment, neither of which resulted in impairment. The results from each of the primary approaches were weighted equally, with the valuation of the reporting unit approximately 14% in excess of net book value at September 30, 2020.

Both valuation techniques employed by the Company require significant assumptions. Depending upon the specific approach, assumptions are made regarding the economic environment, expected net interest margins, growth rates, discount rate used to present value future cash flows, asset quality metrics, control premiums, and price-to-forward earnings multiples. Changes to any one of these assumptions could result in significantly different results. Changes in the amount and/or timing of Company’s expected future cash flows or estimated growth rates, lack of improvement and/or further decline in the price of the Company’s common stock relative to our book value per share, and/or further deterioration in the economic environment beyond current estimates could result in an impairment charge to goodwill in future reporting periods. Annual impairment testing will be performed in the fourth quarter of 2020 in coordination with a more robust corporate-wide annual budget process and interim testing is expected to continue until indicators of goodwill impairment no longer exist.

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

The following table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in rates at September 30, 2020. Shifts are measured in 100 basis point increments in a range from -500 to +500 basis points from base case, with +100 through +300 basis points presented in the table below. Our interest rate sensitivity modeling incorporates a number of assumptions including loan and deposit repricing characteristics, the rate of loan prepayments and other factors. The base scenario assumes that the current interest rate environment is held constant over a 24-month forecast period and is the scenario to which all others are compared in order to measure the change in net interest income. Policy limits on the change in net interest income under a variety of interest rate scenarios are approved by the Board of Directors. All policy scenarios assume a static volume forecast where the balance sheet is held constant, although other scenarios are modeled.

	Estimated Increase
	(Decrease) in NII
Change in Interest Rates	Year 1	Year 2
(basis points)
+100	3.10%	6.23%
+200	7.04%	13.05%
+300	10.80%	19.36%

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

In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. Working groups comprised of various regulators and other industry groups have been formed in the United States and other countries in order to provide guidance on this topic. In particular, the Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to LIBOR. The ARRC has also published recommended fallback language for LIBOR-linked financial instruments, among numerous other areas of guidance. ARRC has proposed a paced market transition plan to SOFR from LIBOR, and organizations are currently working on industry-wide and company-specific transition plans as it relates to derivatives and cash markets exposed to LIBOR. However, at this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR and it is impossible to predict the effect of any such alternatives on the value of LIBOR-based securities and variable rate loans, debentures, or other securities or financial arrangements, given LIBOR’s role in determining market interest rates globally.

Management has established a LIBOR Transition Working Group (the “Group”) whose purpose is to direct the overall transition process for the Company. The Group is an internal, cross-functional team with representatives from business lines, support and control functions and legal counsel. During the third quarter of 2019, key provisions in our loan documents were modified to ensure new and renewed loans include appropriate pre-cessation trigger language and LIBOR fallback language for transition from LIBOR to the new benchmark when such transition occurs. All direct exposures resulting from existing financial contracts that mature after 2021 have been inventoried and are monitored on an ongoing basis. Remediation of these exposures will be consistent with industry timing. The Group has also inventoried indirect LIBOR exposures within the Company's systems, models and processes. The results of this assessment will drive development and prioritization of remediation plans, and the Group is continuing to monitor developments and taking steps to ensure readiness when the LIBOR benchmark rate is discontinued.

At September 30, 2020, approximately 28% of our loan portfolio consisted of variable rate loans tied to LIBOR, along with related derivatives and other financial instruments.

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures were effective.

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. Consideration by management was given to operational changes that were made in response to the COVID-19 pandemic.

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

Liquidity and Litigation Risk. Federal, state and local governments have mandated or encouraged financial services companies to make accommodations to borrowers and other customers affected by the COVID-19 pandemic. Legal and regulatory responses to concerns about the COVID-19 pandemic could result in additional regulation or restrictions affecting the conduct of our business in the future. In addition to the potential effects from negative economic conditions noted above, the Company instituted a program to help COVID-19 impacted customers. This program included waiving certain fees and charges and offering payment deferment and other loan relief, as appropriate, for customers impacted by COVID-19. The Company’s liquidity could be negatively impacted if a significant number of customers apply and are approved for the deferral of payments or request additional deferrals. In addition, if these deferrals are not effective in mitigating the effect of COVID-19 on the Company’s customers, it may adversely affect its business and results of operations more substantially over a longer period of time. A significant amount of the loan growth the Company experienced year-to-date in 2020 was a direct result of PPP loans; this loan growth is likely to end in the near-term. Furthermore, since the inception of the PPP, a number of banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and claims related to agent fees. In addition, some banks have received negative media attention associated with the PPP. The Company and the Bank are exposed to similar litigation risk and negative media attention, from both customers and non-customers that approached the Bank regarding PPP loans, regarding its process and procedures used in processing applications for the PPP, or litigation from agents with respect to agent fees. If any such litigation against the Company or the Bank is not resolved in a manner favorable to the Company or the Bank, it may result in significant financial liability or adversely affect the Company’s reputation. In addition, litigation can be costly, regardless of outcome. Any financial liability, litigation costs or reputational damage caused by PPP related litigation or negative media attention could have a material adverse impact on our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 6.  Exhibits

(a)  Exhibits:

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date
2.1	Master Purchase Agreement by and among Hancock Whitney Bank, OCM Engy Holdings, LLC, et al	X
3.1	Second Amended and Restated Articles of Hancock Whitney Corporation		8-K	3.1	5/1/2020
3.2	Second Amended and Restated Bylaws of Hancock Whitney Corporation		8-K	3.2	5/1/2020
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File	X

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

November 4, 2020