Form 10-K
period 2020-12-31
HANCOCK WHITNEY CORP
filed 2021-03-01
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36872

Hancock Whitney Corporation

(Exact name of registrant as specified in its charter)

Mississippi	64-0693170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Hancock Whitney Plaza, 2510 14th Street, Gulfport, Mississippi	39501	(228) 868-4727
(Address of principal executive offices)	(Zip Code)	Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Tit
Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
COMMON STOCK, $3.33 PAR VALUE	HWC	The NASDAQ Stock Market, LLC
6.25% SUBORDINATED NOTES	HWCPL	The NASDAQ Stock Market, LLC
5.95% SUBORDINATED NOTES	HWCPZ	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer,  a non-accelerated filer small reporting company or an emerging growth company. See definitions of “ large accelerated filer” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $1.8 billion based upon the closing market price on NASDAQ on June 30, 2020. For purposes of this calculation only, shares held by nonaffiliates are deemed to consist of (a) shares held by all shareholders other than directors and executive officers of the registrant plus (b) shares held by directors and officers as to which beneficial ownership has been disclaimed.

On January 31, 2021, the registrant had 86,750,409 shares of common stock outstanding.

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

Other Terms:

ACL – Allowance for credit losses

AFS – Available for sale securities

ALCO – Asset Liability Management Committee

AMERIBOR - Ameribor Index created by the American Financial Exchange as a potential replacement for LIBOR; calculated daily as the volume-weighted average interest rate of the overnight unsecured loans on American Financial Exchange

AOCI – accumulated other comprehensive income or loss

ALLL – allowance for loan and lease losses

ARRC – Alternative reference rate committee

ASC – Accounting Standards Codification

ASR- Accelerated Share Repurchase

ASU- Accounting standard update

ATM - automated teller machine

Basel III - Basel Committee's 2010 Regulatory Capital Framework (Third Accord)

Beta – amount by which deposit or loan costs change in response to movement in short-term interest rates

BOLI- Bank-owned life insurance

bp(s) – basis point(s)

C&I – commercial and industrial loans

CARES Act- Coronavirus Aid Relief and Economic Security Act

CD – certificate of deposit

CDE – Community Development Entity

CECL – Current Expected Credit Losses the term commonly used to refer to the methodology of estimating credit losses required by ASC 326, “Financial Instruments – Credit Losses.” ASC 326 was adopted by the Company on January 1, 2020, superseding the methodology prescribed by ASC 310.

CEO – Chief Executive Officer

CFPB- Consumer Financial Protection Bureau

CFO – Chief Financial Officer

Coronavirus – the novel coronavirus declared a pandemic during the first quarter of 2020, resulting in profound market disruptions

COSO – Committee of Sponsoring Organizations of the Treadway Commission

COVID-19 – disease caused by the novel coronavirus

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

HTM- held to maturity securities

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

MD&A – management’s discussion and analysis of financial condition and results of operations

MidSouth - MidSouth Bancorp, Inc., an entity the Company acquired on September 21, 2019

MDBCF – Mississippi Department of Banking and Consumer Finance

NAICS – North American Industry Classification System

NII- net interest income

n/m – not meaningful

NSF – non-sufficient funds

OCI – other comprehensive income or loss

OD - Overdraft

ORE – other real estate defined as foreclosed and surplus real estate

PCD- purchased credit deteriorated loans, as defined by ASC 326

PCI – Purchased credit impaired loans as defined by ASC 310-30

PPNR – pre-provision net revenue

PPP- Paycheck Protection Program, a loan program administered by the Small Business Administration designed to provide a direct incentive for small businesses to keep workers on payroll during interruptions caused by the COVID-19 pandemic.

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

TDR- troubled debt restructuring

TSR- total shareholder return

USA Patriot Act– Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001

U.S. Treasury – The United States Department of the Treasury

Volcker Rule – section 619 of the Dodd-Frank Act and regulations promulgated thereunder, as applicable

PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning and protections of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are set forth in this Annual Report on Form 10-K and in other reports or documents that we file from time to time with the SEC and include, but are not limited to, the following:

•

the negative impacts and disruptions resulting from the outbreak of the novel coronavirus, or COVID-19, on the economies and communities we serve, which has had and will likely continue to have an adverse impact on our business operations and performance, and has and may continue to have a negative impact on our credit portfolio, stock price, borrowers and the economy as a whole both globally and domestically;

•	government or regulatory responses to the COVID-19 pandemic;
•	balance sheet and revenue growth expectations may differ from actual results;
•	the risk that our provision for loan losses may be inadequate or may be negatively affected by credit risk exposure;
•	loan growth expectations;
•	the impact of Paycheck Protection Program (PPP) loans on our results;
•

management’s predictions about charge-offs, including energy-related credits, the impact of changes in oil and gas prices on our energy portfolio, and the downstream impact on businesses that support that sector, especially in the Gulf Coast Region;

•	the risk that our enterprise risk management framework may not identify or address risks adequately, which may result in unexpected losses;
•	the impact of future business combinations upon our performance and financial condition including our ability to successfully integrate the businesses;
•	deposit trends;
•	credit quality trends;
•	changes in interest rates;
•	the impact of reference rate reform;
•	net interest margin trends;
•	future expense levels;
•	improvements in expense to revenue (efficiency ratio);
•	success of revenue-generating initiatives;
•	the effectiveness of derivative financial instruments and hedging activities to manage risks;
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

•	our ability to receive dividends from Hancock Whitney Bank could affect our liquidity, including our ability to pay dividends or take other capital actions;
•	A net loss or a material decrease in net income over several quarters could result in a decrease in, or the elimination of, our quarterly cash dividend;
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

•

the financial impact of future tax legislation; and changes in laws and regulations affecting our businesses, including governmental monetary and fiscal policies, legislation and regulations relating to bank products and services, as well as changes in the enforcement and interpretation of such laws and regulations by applicable governmental and self-regulatory agencies, which could require us to change certain business practices, increase compliance risk, reduce our revenue, impose additional costs on us, or otherwise negatively affect our businesses.

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

ITEM 1.       BUSINESS

ORGANIZATION

Hancock Whitney Corporation (the “Company”) is a financial services company that is both a bank holding company and a financial holding company registered under the Bank Holding Company Act of 1956, as amended. The Company provides comprehensive financial services through its bank subsidiary, Hancock Whitney Bank (the “Bank”), a Mississippi state bank, and other nonbank affiliates. Our principal executive offices are located at 2510 14th Street, Gulfport, Mississippi, 39501, and our telephone number is (800) 868-4000. Our common stock trades on the NASDAQ Global Select Market under the ticker symbol “HWC.”

At December 31, 2020, our balance sheet had grown to $33.6 billion, with loans totaling $21.8 billion and deposits totaling $27.7 billion.

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

We offer other services through bank and nonbank subsidiaries. Our nonbank subsidiary of the holding company, Hancock Whitney Investment Services, Inc., provides investment brokerage services, annuity and life insurance products, and participates in select underwriting transactions, primarily for banking clients with which we have an existing relationship. The Bank’s subsidiaries Hancock Whitney Equipment Finance, LLC and Hancock Whitney Equipment Finance and Leasing, LLC, provide commercial finance products to middle market and corporate clients, including loans, leases and related structures. We have other subsidiaries of the bank for purposes such as facilitating investments in new market tax credit activities and holding certain foreclosed assets.

We operate primarily in the Gulf South region of the U.S., comprised of southern and central Mississippi; southern and central Alabama; southern, central and northwest Louisiana; the northern, central, and panhandle regions of Florida; and certain areas of east and northeast Texas, including the Houston, Beaumont and Dallas areas, among others. We also operate a loan production office in Nashville, Tennessee. Our operating strategy is to provide customers with the financial sophistication and range of products of a regional bank, while successfully retaining the commercial appeal and level of service of a community bank.

Some of the most common forms of commerce along the Gulf Coast and other areas we serve are retail trade, healthcare and social assistance, hospitality and tourism, petrochemical refining, energy and related services, military and government related activities, educational complexes, transportation services and port facilities.

Our priority is to continue to grow revenue in our existing markets with controlled expenses while providing five-star service through enhanced technology and processes that make banking simpler for our clients. We have and will continue to invest in promoting new and enhanced products that contribute to the goals of continuing to diversify our sources of revenue and increasing core deposit funding. In 2020, we have been particularly focused on supporting our customers through challenges created by the COVID-19 pandemic and highly active hurricane season, de-risking our balance sheet by building sufficient loss reserves, divesting a large part of our energy loan portfolio and issuing $172.5 million of subordinated debt. We have and will continue to evaluate future acquisition opportunities that have the potential to increase shareholder value, provided overall economic conditions and our capital levels support such a transaction.

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

Additionally, our loan concentration policy sets limits and manages our exposures within specified concentration tolerances, including those to particular borrowers, foreign entities, industries, and property types for commercial real estate. This policy sets standards for portfolio risk management and reporting, the monitoring of large borrower concentration limits and systematic tracking of large commercial loans and our portfolio mix. We continually monitor our concentration of commercial real estate, healthcare, shared national credits, leveraged loans and energy-related loans to ensure the mix is consistent with our risk tolerance. In addition, as a result of the COVID-19 economic environment, we have enhanced our due diligence on customers, portfolios and concentrations. This additional focus will continue for the duration of the national emergency, and likely longer, to ensure alignment between risk appetite and concentration risk management. We define concentration as the total of funded and unfunded commitments as a percentage of total Bank capital (as defined for risk-based capital ratios). Portfolio segment concentrations (shown as a percentage of risk-based capital) as of December 31, 2020 are as follows:

Portfolio Segment Concentrations

•	Commercial non-real estate —527%
•	Commercial real estate - owner occupied —103%
•	Commercial real estate-income producing — 121%
•	Construction and land development —78%
•	Residential mortgage —92%
•	Consumer —121%

The following details the more significant industry concentrations for commercial non-real estate and owner occupied real estate included above (shown as a percentage of risk-based capital) as of December 31, 2020:

Significant Industry Concentrations

•	Manufacturing — 66%
•	Healthcare and social assistance — 63%
•	Construction — 57%
•	Real estate and rental and leasing — 57%
•	Retail trade — 53%
•	Wholesale trade — 47%
•	Finance and insurance — 43%
•	Professional, scientific and technology services — 39%
•	Transportation and warehousing — 38%
•	Accommodation and food services — 26%
•	Government and public administration — 23%
•	Other services (except public administration) — 22%
•	Mining, quarrying and oil and gas extraction — 20%

Our underwriting process is structured to require oversight that is proportional to the size and complexity of the lending relationship. We delegate designated regional managers, relationship managers, and credit officers loan authority that can be utilized to approve credit commitments for a single borrowing relationship. The limit of delegated authority is based upon the experience, skill and training of the relationship manager or credit officer. Certain types and sizes of loans and relationships must be approved by either one of the Bank’s centralized underwriting units or by Regional or Senior Regional Commercial Credit Officers, either individually or jointly with the Chief Credit Officer, depending upon the overall size of the borrowing relationship.

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

The following briefly describes the composition of our loan portfolio by segment:

Commercial and industrial

The Bank offers a variety of commercial loan services to a diversified customer base over a range of industries, including wholesale and retail trade in various durable and nondurable products, manufacturing of such products, financial and professional services, healthcare services, energy, marine transportation and maritime construction, and agricultural production. Commercial and industrial loans are made available to businesses for working capital (including financing of inventory and receivables), business expansion, to facilitate the acquisition of a business, and the purchase of equipment and machinery, including equipment leasing.

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

Construction and land development

Construction and land development loans are made to facilitate the acquisition, development, improvement and construction of both commercial and residential-purpose properties. Such loans are generally made to builders and investors where repayment is expected to be made from the sale, refinance or operation of the property or to businesses to be used in their business operations.

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

Consumer

Consumer loans include second lien mortgage home loans, home equity lines of credit and nonresidential consumer purpose loans. Nonresidential consumer loans include both direct and indirect loans. Direct nonresidential consumer loans are made to finance the purchase of personal property, including automobiles, recreational vehicles and boats, and for other personal purposes (secured and unsecured), and deposit account secured loans. Indirect nonresidential loans include automobile financing provided to the consumer through an agreement with automobile dealerships, though we are no longer engaged in this type of lending and the remaining portfolio is in runoff. Consumer loans also include a small portfolio of credit card receivables issued on the basis of applications received through referrals from the Bank’s branches, online and other marketing efforts.

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

A significant portion of the securities portfolio is used to secure certain deposits and other liabilities requiring collateralization. We limit the percentage of securities that can be pledged in order to keep a portion of securities available to support liquidity. The securities portfolio can also be pledged to increase our line of credit available at the Federal Home Loan Bank (FHLB) of Dallas and the Federal Reserve Bank of Atlanta.

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

Deposits

The Bank has several programs designed to attract deposit accounts from consumers and businesses at interest rates generally consistent with market conditions. Deposits are the most significant funding source for the Company’s interest-earning assets. Interest paid on deposits represents the largest component of our interest expense. Deposits are attracted principally from clients within our retail branch network through the offering of a broad array of deposit products to individuals and businesses, including noninterest-bearing demand deposit accounts, interest-bearing transaction accounts, savings accounts, money market deposit accounts, and time deposit accounts. Terms vary among deposit products with respect to commitment periods, minimum balances and applicable fees. Interest rates offered on interest-bearing deposits are determined based on a number of factors, including, but not limited to, (1) interest rates offered in local markets by competitors, (2) current and expected economic conditions, (3) anticipated future interest rates, (4) the expected amount and timing of funding needs, and (5) the availability and cost of alternative funding sources. Deposit flows are generally controlled primarily through pricing, and to a lesser extent, through promotional activities. Deposit levels in 2020 were also influenced by pandemic driven factors, such as inflows from government stimulus payments and PPP loan proceeds and a general slowdown in consumer and business spending. Management believes that the rates that it offers on deposit accounts are generally competitive with other financial institutions in the Bank’s market areas. Client deposits are attractive sources of funding because of their stability and low relative cost. Deposits are regarded as an important part of the overall client relationship.

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

Brokered deposits totaled $14 million at December 31, 2020. Brokered deposits are funds which the Bank obtains through deposit brokers who sell participations in a given bank deposit account or instrument to one or more investors. These brokered deposits are fully insured by the FDIC because they are participated out by the deposit broker in shares of $250,000 or less. These brokered deposit issuances were approved by ALCO as one component of its funding strategy to support ongoing asset growth until such time as customer deposit growth ultimately replaces the brokered deposits. As a result of transaction and savings deposit growth in 2020 that largely stemmed from the deposit of government stimulus funds and PPP loans, the Company did not renew maturing brokered deposits. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the Bank may continue to accept brokered deposits as long as it is either “well-capitalized” or “adequately-capitalized.”

Trust Services

The Bank, through its trust department, offers a full range of trust services on a fee basis. In its trust capacities, the Bank provides investment management services on an agency basis and acts as trustee for pension plans, profit sharing plans, corporate and municipal bond issues, living trusts, life insurance trusts and various other types of trusts created by or for individuals, businesses, and charitable and religious organizations. At December 31, 2020, the trust department of the Bank had approximately $27.0 billion of assets under administration, comprised of investment management and investment advisory agency accounts of $5.6 billion and other custody and safekeeping accounts of $10.6 billion, corporate trust accounts of $5.0 billion, and personal, employee benefit, estate and other trust accounts totaling $5.8 billion.

HUMAN CAPITAL RESOURCES

At December 31, 2020, we had 3,986 employees on a full-time equivalent basis. Our employees, whom we refer to as associates, are our most important asset. We maintain the practice of continually reviewing and developing strategies that support our associates while balancing business needs. During the latter half of 2020, we reduced our full-time equivalent headcount by approximately 5 percent through attrition and other initiatives in an effort to improve overall efficiency while maintaining our commitment to five-star service. Further discussion of these initiatives appear in Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this document.

Following is a discussion of our areas of focus in attracting, developing and retaining our human capital resources:

Associate and Corporate Culture

Associates are the faces, voices and spirit of our organization. To the people and communities we serve, associates are Hancock Whitney. Our more than century-old culture of exemplifying the core values of our organization guides the manner in which our associates carry on our legacy through honor, integrity, teamwork, personal responsibility and service. The practices we define for associates further reinforce the founding principles fundamental to who we are and how we do business. We’ve created a company culture built around respect, diversity and teamwork.

Diversity, Equity & Inclusion

Our company culture emphasizes our longstanding dedication to being respectful to others and having a workforce that is representative of the communities we serve. Diversity and inclusion are fundamental to the spirit of our purpose. We believe in attracting, retaining and promoting quality talent and recognize that diversity makes us stronger as a company. Our talent acquisition teams partner with hiring managers and work to source and present a diverse slate of qualified candidates to strengthen our organization.

Talent Development

We are committed to developing and maintaining the talent of our associates. Our culture of advancement ensures our associates are motivated, rewarded and appreciated. Development programs and competitive compensation and benefit offerings allow us to attract, retain and promote exceptional talent. We invest in resources to ensure associates have access to the learning opportunities and tools needed to do their jobs effectively. We believe learning happens in a variety of ways: on-the-job experiences, self-directed study, mentoring and coaching discussions and in classroom environments.

Compensation

Our compensation philosophy is a performance-based strategy which aligns our programs with our business goals and objectives. We strive to remain competitive with our total compensation programs by reviewing market surveys on an annual basis. The company  rewards associates based on their individual performance through merit-based compensation increases and provides additional opportunities for financial advancement through promotions and incentive plan participation.

Health and Wellness

We offer an array of associate benefits, including vacation, parental leave, sick leave, holidays, leaves of absence, bereavement, tuition reimbursement and an Employee Assistance Program that provides confidential assessment and short-term professional counseling services. As part of the company’s total rewards package, we offer associates a variety of health and welfare benefit options, including medical, dental, vision, basic accidental death and dismemberment, basic group life insurance, flexible spending accounts and short and long-term disability coverage. Additionally, we offer an enhanced 401(k) plan with a company match.

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

SUPERVISION AND REGULATION

Bank holding companies and banks are extensively regulated under federal and state law.  This discussion is a summary and is qualified in its entirety by reference to the particular statutory and regulatory provisions described below and is not intended to be an exhaustive description of the statutes or regulations applicable to the Company or the Bank or all aspects of those statutes and regulations.

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

Bank Holding Company Regulation

The Company is subject to extensive supervision and regulation by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) pursuant to the Bank Holding Company Act of 1956, as amended (the “BHC Act”). We are required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request.  Ongoing supervision is provided through regular examinations by the Federal Reserve and other means that allow the regulators to gauge management’s ability to identify, assess and control risk in all areas of operations in a safe and sound manner and to ensure compliance with laws and regulations. The Company is subject to regulation by the State of Mississippi under its general business corporation laws, and to supervision by the Mississippi Department of Banking and Consumer Finance (the “MDBCF”).  The Federal Reserve may also examine our non-bank subsidiaries. Various federal and state bodies regulate and supervise our brokerage, investment advisory and insurance agency operations. These include, but are not limited to, the SEC, the Financial Industry Regulatory Authority (“FINRA”), federal and state banking regulators and various state regulators of insurance and brokerage activities.

Violations of laws and regulations, or other unsafe and unsound practices, may result in regulatory agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and other parties participating in the affairs of a bank or bank holding company. Under federal and state laws and regulations pertaining to the safety and soundness of insured depository institutions, federal and state banking regulators have the authority to compel or restrict certain actions on our part if they determine that we have insufficient capital or other resources, or are otherwise operating in a manner that may be deemed to be inconsistent with safe and sound banking practices. Under this authority, our regulators can require us or our subsidiaries to enter into informal or formal supervisory agreements, including board resolutions, memoranda of understanding, written agreements and consent or cease and desist orders, pursuant to which we would be required to take identified corrective actions to address cited concerns and to refrain from taking certain actions.

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

Activity Limitations.  The Company is registered with the Federal Reserve as a bank holding company and has elected to be treated as a financial holding company under the BHC Act. Bank holding companies generally are limited to the business of banking, managing or controlling banks, and other activities that the Federal Reserve determines to be closely related to banking, or managing or controlling banks as to be a proper incident thereto. Bank holding companies are prohibited from acquiring or obtaining control of more than five percent (5%) of the outstanding voting interests of any company that engages in activities other than those activities permissible for bank holding companies. Examples of activities that the Federal Reserve has determined to be permissible are making, acquiring, brokering, or servicing loans; leasing personal property; providing certain investment or financial advice; performing certain data processing services; acting as agent or broker in selling credit life insurance and other insurance products in certain locations; securities brokerage; and performing certain insurance underwriting activities. The BHC Act does not place geographic limits on permissible non-banking activities of bank holding companies. Even with respect to permissible activities, however, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or its control of any subsidiary when the Federal Reserve has reasonable cause to believe that continuation of such activity or control of such subsidiary would pose a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

As a financial holding company, we are permitted to engage directly or indirectly in a broader range of activities than those permitted for a bank holding company that has not elected to be a financial holding company. Financial holding companies may also engage in activities that are considered to be financial in nature, as well as those incidental or, if determined by the Federal Reserve, complementary to financial activities. If the Company or the Bank ceases to be “well capitalized” or “well managed” under applicable regulatory standards, or if the Bank receives a rating of less than satisfactory under the CRA, the Federal Reserve may, among other things, place limitations on our ability to conduct these broader financial activities or, if the deficiencies persist, require us to divest the banking subsidiary or the businesses engaged in activities permissible only for financial holding companies.

In addition, the Federal Reserve has the power to order a bank holding company or its subsidiaries to terminate any nonbanking activity or terminate its ownership or control of any nonbank subsidiary, when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.  As further described below, each of the Company and the Bank is well-capitalized under applicable regulatory standards as of December 31, 2020, and the Bank has a rating of “Satisfactory” in its most recent CRA evaluation.

Source of Strength Obligations.  A bank holding company such as us is required to act as a source of financial and managerial strength to its subsidiary bank and to maintain resources adequate to support its bank. The term “source of financial strength” means the ability of a company, such as us, that directly or indirectly owns or controls an insured depository institution, such as the Bank, to provide financial assistance to such insured depository institution in the event of financial distress.  The appropriate federal banking agency for the depository institution (in the case of the Bank, this agency is the FDIC) may require reports from us to assess our ability to serve as a source of strength and to enforce compliance with the source of strength requirements by requiring us to provide financial assistance to the Bank in the event of financial distress.  If we were to enter bankruptcy or become subject to the orderly liquidation process established by the Dodd-Frank Act, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee or the FDIC, as appropriate, and entitled to a priority of payment. In addition, the FDIC provides that any insured depository institution generally will be liable for any loss incurred by the FDIC in connection with the default of, or any assistance provided by the FDIC to, a commonly controlled insured depository institution. The Bank is an FDIC-insured depository institution and thus subject to these requirements.

Acquisitions. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve or waiver of such prior approval before it (1) acquires ownership or control of any voting shares of any bank if, after such acquisition, such bank holding company will own or control more than five percent (5%) of the voting shares of such bank, (2) acquires all of the assets of a bank, or (3) merges with any other bank holding company. In reviewing a proposed covered acquisition, among other factors, the Federal Reserve considers (1) the financial and managerial resources of the companies involved, including pro forma capital ratios; (2) the risk to the stability of the United States banking or financial system; (3) the convenience and needs of the communities to be served, including performance under the CRA; and (4) the effectiveness of the companies in combating money laundering. The Federal Reserve also reviews any indebtedness to be incurred by a bank holding company in connection with a proposed acquisition to ensure that the bank holding company can service such indebtedness without adversely affecting its ability to serve as a source of strength to its bank subsidiaries.  Well capitalized and well managed bank holding companies are permitted to acquire control of banks in any state, subject to federal regulatory approval, without regard to whether such a transaction is prohibited by the laws of any state. However, a bank holding company may not, following an interstate acquisition, control more than 10% of nationwide insured deposits or 30% of deposits within any state in which the acquiring bank operates. States have the right to lower the 30% limit, although no states within the Company’s current market area have done so.  Federal banking regulators are also required to take into account compliance with the CRA in evaluating any proposal for interstate bank acquisitions.

Change in Control.  Federal law restricts the amount of voting stock of a bank holding company or a bank that a person may acquire without the prior approval of banking regulators. Under the Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to and obtain approval from the Federal Reserve before acquiring control of any bank holding company, such as the Company. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of a bank holding company’s voting stock. As a result, a person or entity generally must provide prior notice to the Federal Reserve before acquiring the power to vote 10% or more of our outstanding common stock.  The overall effect of such laws is to make it more difficult to acquire a bank holding company by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Investors should be aware of these requirements when acquiring shares of our stock.

Anti-tying rules.  A bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with extensions of credit, leases or sales of property, or furnishing of services.

Volcker Rule. In its original form, the Volcker Rule generally prohibited us and our subsidiaries from (i) engaging in certain proprietary trading for our own account, and (ii) acquiring or retaining an ownership interest in or sponsoring a “covered fund,” all subject to certain exceptions. The Volcker Rule also specifies certain limited activities in which we and our subsidiaries may continue to engage, and required us to implement a compliance program. In 2020, amendments to the proprietary trading and covered funds regulations issued by the federal banking agencies, the SEC and the Commodity Futures Trading Commission took effect, simplifying compliance and providing additional exclusions and exemptions.

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

The Company and the Bank are subject to the following risk-based capital ratios: a common equity Tier 1 ("CET1") risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total risk-based capital ratio, which includes Tier 1 and Tier 2 capital.  CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock, retained earnings, and certain qualifying minority interests, less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, tier 1 minority interests and grandfathered trust preferred securities. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt, other preferred stock and certain hybrid capital instruments, and a limited amount of loan loss reserves up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, certain “high volatility” commercial real estate, past due assets, structured securities and equity holdings.

The leverage capital ratio, which serves as a minimum capital standard, is the ratio of Tier 1 capital to quarterly average total assets net of goodwill, certain other intangible assets, and certain required deduction items. The required minimum leverage ratio for all banks and bank holding companies is 4%.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified.  Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution's holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution's assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan.  Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution's capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. The Bank was well capitalized at December 31, 2020, and brokered deposits are not restricted.

To be well-capitalized, the Bank must maintain at least the following capital ratios:

•	6.5% CET1 to risk-weighted assets;
•	8.0% Tier 1 capital to risk-weighted assets;
•	10.0% Total capital to risk-weighted assets; and
•	5.0% leverage ratio.

The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules applicable to banks. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to the Bank, the Company’s capital ratios as of December 31, 2020 would exceed such revised well-capitalized standard. Also, the Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

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

In 2020, the Company’s and the Bank’s regulatory capital ratios are above the applicable well-capitalized standards and met the capital conservation buffer requirements. Based on current estimates, we believe that the Company and the Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2021.  Risk-based capital ratios and the leverage capital ratio at December 31, 2020 for the Company and the Bank were as follows:

			Minimum Capital
		Well-Capitalized	Plus Capital
		Under Prompt	Conservation
	Minimum	Corrective Action*	Buffer	Company	Bank
Tier 1 leverage capital ratio	4.00%	5.00	N/A %	7.88%	8.11%
Risk-based capital ratios
Common Equity Tier 1 capital	4.50%	6.50	7.00%	10.61%	10.94%
Tier 1 capital	6.00%	8.00	8.50%	10.61%	10.94%
Total risk-based capital (Tier 1 plus Tier 2)	8.00%	10.00	10.50%	13.22%	12.19%

*Applies to Bank

On January 1, 2020, the Company adopted the provisions of Accounting Standards Codification (“ASC”) Topic 326 – Financial Instruments – Credit Losses. ASC 326, commonly referred to as Current Expected Credit Losses, or CECL, replaced the “incurred loss” methodology for financial assets measured at amortized cost, and changed the approaches for recognizing and recording credit losses on available-for-sale debt securities and purchased credit impaired financial assets. Under the incurred loss methodology, credit losses were recognized only when the losses were probable or have been incurred; under CECL, companies are required to recognize the full amount of expected credit losses for the lifetime of the financial assets, based on historical experience, current conditions and reasonable and supportable forecasts.

On March 27, 2020, the Office of the Comptroller of the Currency (OCC), the Federal Reserve and the Federal Deposit Insurance Corporation issued an interim final rule that provides an option to delay the estimated impact on regulatory capital stemming from the implementation CECL for a transition period of five years. The Company elected the five-year transition period option upon issuance of the interim final rule. The five-year rule provides a full delay of the estimated impact of CECL on regulatory capital transition (0%) for the first two years, followed by a three-year transition (25% of the impact included in 2022, 50% in 2023, 75% in 2024 and 100% thereafter). The two-year delay includes the full impact of day one CECL plus the estimated impact of current CECL activity calculated quarterly as 25% of the current ACL over the day one balance (“modified transition amount”). The modified transition amount will be recalculated each quarter in 2020 and 2021, with the December 31, 2021 impact carrying through the remaining three years of the transition. See further discussion of CECL and the impact of adoption in Note 1 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements in Item 8 – “Financial Statements and Supplementary Data” of this document.

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

Bank Regulation

The operation of the Bank is subject to state and federal statutes applicable to state banks and the regulations of the Federal Reserve, the FDIC and the Consumer Financial Protection Bureau (“CFPB”). The operations of the Bank may also be subject to applicable Office of the Comptroller of the Currency (“OCC”) regulation to the extent state banks are granted parity with national banks. Such statutes and regulations relate to, among other things, investments, loans, mergers and consolidations, issuances of securities, payments of dividends, establishment of branches, consumer protection and other aspects of the Bank’s operations. Violations of laws and regulations, or other unsafe and unsound practices, may result in these agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions.  Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and other parties participating in the affairs of a bank or bank holding company.

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

Examinations. The Bank is subject to regulation, reporting, and periodic examinations by the FDIC, the Mississippi Department of Banking and Consumer Finance (the “MDBCF”), and the CFPB. These regulatory authorities routinely examine the Bank’s loan and investment quality, consumer compliance, management policies, procedures and practices and other aspects of operations. The FDIC has adopted the Federal Financial Institutions Examination Council’s (“FFIEC”) rating system and assigns each financial institution a confidential composite rating based on an evaluation and rating of six essential components of an institution’s financial condition and operations, including Capital Adequacy, Asset Quality, Management, Earnings, Liquidity and Sensitivity to Market Risk (“CAMELS”), as well as the quality of risk management practices.

Consumer Protection. The CFPB has rule writing, examination, and enforcement authority with regard to the Bank’s (and the Company’s) compliance with a wide array of consumer financial protection laws, including the Truth in Lending Act, the Real Estate Settlement Procedures Act, the Truth in Savings Act, the Electronic Funds Transfer Act, the Equal Credit Opportunity Act, the Home Mortgage Disclosure Act, the S.A.F.E. Mortgage Licensing Act, the Fair Credit Reporting Act (except Sections 615(e) and 628), the Fair Debt Collection Practices Act, and the Gramm-Leach-Bliley Act (sections 502 through 509 relating to privacy), among others. The CFPB has broad authority to enforce a prohibition on unfair, deceptive, or abusive acts and practices. The Bank is subject to direct supervision and examination by the CFPB. The CFPB also may examine our other direct or indirect subsidiaries that offer consumer financial products or services. In addition, the Dodd-Frank Act permits states to adopt consumer protection laws and regulations that are stricter than those regulations promulgated by the CFPB, and state attorneys general are permitted to enforce consumer protection rules adopted by the CFPB against certain institutions.

Branching. The Dodd-Frank Act authorizes national and state banks to establish de novo branches in other states to the same extent a bank chartered in those states would be so permitted.

Deposit Insurance Assessments. The deposits of the Bank are insured by the FDIC up to applicable limits.  The Deposit Insurance Fund (“DIF”) of the FDIC insures the deposits of the Bank generally up to a maximum of $250,000 per depositor, per insured bank, for each account ownership category.  The FDIC charges insured depository institutions quarterly premiums to maintain the DIF.  Deposit insurance assessments are based on average total consolidated assets minus its average tangible equity and applies one of four risk categories determined by reference to its capital levels, supervisory ratings, and certain other factors. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits.

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

Transactions with Affiliates and Insiders. The Bank is subject to restrictions on extensions of credit and certain other transactions between the Bank and the Company or any nonbank affiliate. Generally, these covered transactions with either the Company or any affiliate are limited to 10% of the Bank’s capital and surplus, and all such transactions between the Bank and the Company and all of its nonbank affiliates combined are limited to 20% of the Bank’s capital and surplus. Loans and other extensions of credit from the Bank to the Company or any affiliate generally are required to be secured by eligible collateral in specified amounts. In addition, any transaction between the Bank and the Company or any affiliate are required to be on an arm’s length basis. Federal banking laws also place similar restrictions on certain extensions of credit by insured banks, such as the Bank, to their directors, executive officers and principal shareholders.

Mergers, Subsidiaries. The FDIC is also authorized to approve mergers, consolidations and assumption of deposit liability transactions between insured banks and between insured banks and uninsured banks or institutions to prevent capital or surplus diminution in such transactions where the resulting, continuing or assumed bank is an insured nonmember state bank.

Reserves. Although the Bank is not a member of the Federal Reserve, it is subject to Federal Reserve regulations that require the Bank to maintain reserves against transaction accounts (primarily checking accounts). These reserve requirements are subject to annual adjustment by the Federal Reserve. Effective March 26, 2020, reserve requirement ratios were reduced to zero percent.

Anti-Money Laundering. A continued focus of governmental policy relating to financial institutions in recent years has been combating money laundering and terrorist financing. The USA PATRIOT Act broadened the application of anti-money laundering regulations to apply to additional types of financial institutions such as broker-dealers, investment advisors and insurance companies, and strengthened the ability of the U.S. Government to help prevent, detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA PATRIOT Act require that regulated financial institutions, including state member banks: (i) establish an anti-money laundering program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal and reputational consequences for the institution. The Bank has augmented its systems and procedures to meet the requirements of these regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by law.

FinCEN has adopted rules that require financial institutions to obtain beneficial ownership information with respect to legal entities with which such institutions conduct business, subject to certain exclusions and exemptions. Bank regulators are focusing their examinations on anti-money laundering compliance, and we continue to monitor and augment, where necessary, our anti-money laundering compliance programs.

Bank regulators routinely examine institutions for compliance with these anti-money laundering obligations and recently have been active in imposing “cease and desist” and other regulatory orders and money penalty sanctions against institutions found to be in violation of these requirements.  On January 1, 2021, Congress passed federal legislation that made sweeping changes to federal anti-money laundering laws, including changes that will be implemented in 2021 and subsequent years.

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

Mortgage Rules. Pursuant to rules adopted by the CFPB, banks that make residential mortgage loans are required to make a good faith determination that a borrower has the ability to repay a mortgage loan prior to extending such credit, require that certain mortgage loans contain escrow payments, obtain new appraisals under certain circumstances, comply with integrated mortgage disclosure rules, and follow specific rules regarding the compensation of loan originators and the servicing of residential mortgage loans. In 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act granted certain forbearance rights and protection against foreclosure to borrowers with a “federally backed mortgage loan,” including certain first or subordinate lien loans designed principally for the occupancy of one to four families. These consumer protections continue during the COVID 19 pandemic emergency.

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

Furthermore, the federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management. A financial institution is expected to implement multiple lines of defense against cyber-attacks and ensure that their risk management procedures address the risk posed by potential cyber threats.  A financial institution is further expected to maintain procedures to effectively respond to a cyber-attack and resume operations following any such attack. The Company has adopted and implemented an Information Security Program to comply with the regulatory cybersecurity guidance. On December 18, 2020, the federal banking agencies proposed a new rule that would require banks to notify their regulators within 36 hours of a “computer-security incident” that rises to the level of a “notification incident.”

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

In 2016, the Federal Reserve, FDIC and SEC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2020, these rules had not been implemented. We have instituted measures to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles—that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

Accounting and Controls

The Company is also required to file certain reports with, and otherwise comply with the rules and regulations of the SEC under federal securities laws.   For example, we are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board, and Nasdaq.  In particular, we are required to include management and independent registered public accounting firm reports on internal controls over financial reporting as part of our Annual Report on Form 10‑K in order to comply with Section 404 of the Sarbanes-Oxley Act.  We have evaluated our controls, including compliance with the SEC rules on internal controls.  The assessments of our financial reporting controls as of December 31, 2020 are included in this report under Item 9A. “Controls and Procedures.”  Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the value of our securities.

Corporate Governance

The Dodd-Frank Act addressed many investor protection, corporate governance, and executive compensation matters that affect most U.S. publicly traded companies. The Dodd-Frank Act (1) granted shareholders of U.S. publicly traded companies an advisory vote on executive compensation; (2) enhances independence requirements for Compensation Committee members; and (3) requires companies listed on national securities exchanges to adopt incentive-based compensation clawback policies for executive officers.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The names, ages, positions and business experience of our executive officers as of February 26, 2021:

Name	Age	Position
John M. Hairston	57	President of the Company since 2014; Chief Executive Officer since 2008 and Chief Operating Officer from 2008 to 2014; Director since 2006.
Michael M. Achary	60	Senior Executive Vice President since 2017; Executive Vice President from 2008 to 2016; Chief Financial Officer since 2007.
Joseph S. Exnicios	65	Senior Executive Vice President since 2017; Executive Vice President from 2011 to 2016; President of Whitney Bank since 2011.
D. Shane Loper	55

Senior Executive Vice President since 2017; Executive Vice President from 2008 to 2016; Chief Operating Officer since 2014; Chief Administrative Officer from 2013 to 2014; Chief Risk Officer from 2012 to 2013; Chief Risk and Administrative Officer from 2010 to 2012.

Joy Lambert Phillips	64	Senior Executive Vice President since 2020; Executive Vice President from 2009 to 2020; Corporate Secretary since 2011; General Counsel since 1999.
Steven E. Barker	64	Executive Vice President since 2016; Senior Accounting and Finance Executive since 2019; Chief Accounting Officer since 2011.
Cecil W. Knight, Jr.	57	Executive Vice President since 2016; Chief Banking Officer since 2016; President and owner of Alidade partners, LLC from 2012 to 2016.
Michael Otero	54	Executive Vice President since 2013; Chief Risk Officer since 2020; Chief Internal Auditor from 2013 to 2018.
Ruena H. Wetzel	59	Executive Vice President since 2011; Chief Human Resources Officer since 2011.
Christopher S. Ziluca	59	Executive Vice President since 2018; Chief Credit Officer since 2018; Senior Vice President and Chief Credit Officer of Webster Bank from 2010 to 2018.

ITEM 1A.    RISK FACTORS

We face a number of material risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by the factors described below. The sharp contraction of global market conditions following the March 2020 declaration of the novel coronavirus (COVID-19) as a pandemic has adversely affected our business and significant risk and extensive market disruption remain as the virus continues to spread. While we describe risks stemming from operating in the COVID-19 economic environment separately from each of the other risks we identify as material, a number of the risks described are interrelated, and certain of these risks could trigger effects of other risks described below. Also, the risks and uncertainties described below are not the only ones that we may face. Additional risks and uncertainties not presently known to us, or that we do not currently consider to be material, could also potentially impair and/or have an adverse effect on our business, results of operations, and financial condition.

Risks Related to Economic and Market Conditions

The COVID-19 pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has created extensive disruptions to the global economy and to the lives of individuals throughout the world, and will likely continue to have a significant impact for at least the near term. Governments, businesses, and the public have taken unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus packages, and legislation designed to deliver monetary aid and other relief. While the scope, duration, and full effects of COVID- 19 continue to evolve and are not yet fully known, the pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade and supply chains. If these effects continue for a prolonged period, it could result in sustained economic stress or recession, and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, liquidity and litigation, as described in more detail below.

Credit Risk. Our risks of timely loan repayment and the value of collateral supporting the loans are affected by the strength of our borrowers’ business. Concern about the spread of COVID-19 has caused and is likely to continue to cause business shutdowns, limitations on commercial activity and financial transactions, labor shortages, supply chain interruptions, increased unemployment and commercial property vacancy rates, reduced profitability and ability for property owners to make mortgage payments, and overall economic and financial market instability, all of which may cause our customers to be unable to make scheduled loan payments. If the effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making our business decisions or may result in a delay in our taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers. During a challenging economic environment, increased borrowings under these commitments could adversely impact our liquidity. Furthermore, in an effort to support our communities during the pandemic, we are participating in the Paycheck Protection Program (“PPP”) under the CARES Act and the Consolidated Appropriations Act, 2021, whereby loans to small businesses are originated.  These loans require forbearance of loan payments for a specified time and also limit our ability to pursue all available remedies in the event of a loan default. If the borrower fails to qualify for loan forgiveness, or if the SBA determines there is a deficiency in the manner in which any PPP loans were originated, funded or serviced by the Bank, we are subject to repayment risk as well as the heightened risk of holding these loans at unfavorable interest rates as compared to loans to customers that we would have otherwise extended credit.

Strategic Risk. Our financial condition and results of operations may be affected by a variety of external factors that may in turn impact the price or marketability of our products and services, changes in interest rates that may increase our funding costs, reduced demand for our financial products due to economic conditions and the various responses of governmental and nongovernmental authorities to economic instability. The COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to severe disruption and volatility in the global capital markets. Furthermore, many of the governmental actions in response to the pandemic have been directed toward curtailing household and business activity to contain COVID-19. These actions have been and continue to change rapidly. For example, in many of our markets, local governments have acted to temporarily close or restrict the operations of most businesses. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide, including a decline in loan originations.

Operational Risk. Current and future restrictions on our workforce’s access to our facilities could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. In response to COVID-19, we have modified certain business practices with a varying number of our employees working remotely to ensure that our operations are uninterrupted to the extent possible. Technology in employees’ homes may not be as robust as in our offices and could cause the networks, information systems, applications, and other tools available to employees to be more limited or less reliable than in our offices. The continuation of these work-from-home measures also introduces additional operational risk, including increased cybersecurity risk. These cyber risks include greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

Moreover, we rely on many third parties in our business operations, including the appraiser of the real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. In response to the pandemic, many of these entities may limit the availability and access of their services. For example, loan origination could be delayed due to the limited availability of real estate appraisers for the collateral. Loan closings could be delayed due to staff reductions in recording offices or the closing of courthouses in certain counties or parishes, which slows the process for title work, mortgage and UCC filings in those counties or parishes. If the third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.

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

Because there have been no comparable recent global pandemics that resulted in similar global impact, we do not yet know the full extent of and the long-term impact of COVID-19 on our business, operations, or the global economy as a whole. Any future developments will be highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third party providers’ ability to support our operations, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertainty surrounding this crisis has and could continue to materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

Liquidity and Litigation Risk. Federal, state and local governments have mandated or encouraged financial services companies to make accommodations to borrowers and other customers financially affected by the COVID-19 pandemic. Legal and regulatory responses to concerns about the COVID-19 pandemic could result in additional regulation or restrictions affecting the conduct of our business in the future. In addition to the potential effects from negative economic conditions noted above, the Company instituted a program to assist customers financially impacted by COVID-19, including temporary waivers of certain fees and charges and payment deferment and other loan relief, as appropriate. The Company has also entered some longer-term modifications for impacted customers. If these deferrals and modifications are not effective in mitigating the impact of COVID-19 on the Company’s customers, it may adversely affect its business and results of operations more substantially over a longer period of time. In addition, the Company’s liquidity could be negatively affected by these longer-term modifications.

A significant amount of the loan growth the Company experienced in 2020 was a direct result of PPP loan originations; future PPP loan growth is limited by the availability of funds provided by the program.

Furthermore, since the inception of the PPP, a number of banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and some banks have received negative media attention associated with the PPP. The Company and the Bank could be exposed to similar litigation risk and negative media attention.  Any financial liability, litigation costs or reputational damage caused by PPP related litigation or negative media attention could have a material adverse impact on our business, financial condition and results of operations.

The PPP has also attracted interest from federal and state enforcement authorities, oversight agencies, regulators and Congressional committees. State attorneys general and other federal and state agencies may assert that they are not subject to the provisions of the CARES Act and the PPP regulations entitling the Bank to rely on borrower certifications, and they may take more aggressive actions against the Bank for alleged violations of the provisions governing the Bank’s participation in the PPP. Federal and state regulators can impose or request that we consent to substantial sanctions, restrictions and requirements if they determine there are violations of laws, rules or regulations or weaknesses or failures with respect to general standards of safety and soundness, which could adversely affect our business, reputation, results of operation and financial condition.

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

Our loan portfolio contains several industry, collateral and other concentrations including, but not limited to, commercial and residential real estate, healthcare, hospitality, shared national credits, leveraged loans and energy.  Due to the exposure in these concentrations, disruptions in markets, economic conditions, including those resulting from the global response to COVID-19, changes in laws or regulations or other events could cause a significant impact on the ability of borrowers to repay and may have a material adverse effect on our business, financial condition and results of operations.

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

The Federal Reserve raised rates nine times during 2015-2018, reduced rates three times in 2019 and reduced rates to near zero in March 2020. Further rate changes reportedly are dependent on the Federal Reserve’s assessment of economic data as it becomes available. Declining interest rates may decrease our net interest income and could negatively impact our margins and profitability. As the Federal Reserve Board increases the Fed Funds rate, generally overall interest rates have also risen, which may negatively impact the U.S. economy.  Further, changes in monetary policy, including changes in interest rates, could influence (i) the amount of interest we receive on loans and securities, (ii) the amount of interest we pay on deposits and borrowings, (iii) our ability to originate loans and obtain deposits, (iv) the fair value of our assets and liabilities, and (v) the reinvestment risk associated with changes in the duration of our mortgage-backed securities portfolio. When interest-bearing liabilities reprice or mature more quickly than interest-earning assets, an increase in interest rates generally would tend to result in a decrease in net interest income.

While we expect the low-interest rate environment to continue in the near term, increasing interest rates can have a negative impact on our business by reducing the amount of money our customers borrow or by adversely affecting their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates. In addition, in a rising interest rate environment we may have to offer more attractive interest rates to depositors to compete for deposits, or pursue other sources of liquidity, such as wholesale funds.

Changes in U.S. trade policies and other factors beyond the Company's control, including the imposition of tariffs and retaliatory tariffs, may adversely impact its business, financial condition and results of operations.

Recent changes and potential for additional changes by the new administration to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by such countries may adversely impact our business, financial condition and results of operations. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that the Company's customers import or export, including among others, agricultural products, could cause the prices of our customers' products to increase, could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt.

In addition, to the extent changes in the political environment have a negative impact on the Company or on the markets in which the Company operates its business, results of operations and financial condition could be materially and adversely impacted. It remains unclear what the Biden Administration or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to negatively impact the Company's and/or its customers' costs, demand for its customers' products, and/or the U.S. economy or certain sectors thereof and, thus, adversely impact the Company's business, financial condition and results of operations.

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

We may be adversely impacted by the transition from LIBOR

In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In November 2020, the administrator of LIBOR announced it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one week and two month LIBOR offered rates will cease after December 31, 2021; but, the publication of the remaining LIBOR offered rates will continue until June 30, 2023.The Alternative Reference Rates Committee (“ARRC”) has proposed that the Secured Overnight Financing Rate (“SOFR”) is the rate that represents best practice as the alternative to USD-LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan to SOFR from USD-LIBOR and organizations are currently considering industry wide and company-specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments. It is also not possible to predict what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.

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

The Tax Cuts and Jobs Act enacted in 2017 provided significant changes to U.S. corporate and individual tax laws. Future changes to tax laws, including a repeal of all or part of this Act, could significantly impact our business in the form of greater than expected income tax expense. Such changes may also negatively impact the financial condition of our customers and/or overall economic conditions. In particular, we expect that the Biden Administration and newly appointed Congress will seek to implement a reform agenda that is significantly different than that of the Trump Administration. This reform agenda could include a heightened focus and scrutiny on BSA/AML related compliance, expansion of consumer protections, the regulation of loan portfolios and credit concentrations to borrowers impacted by climate change, increased capital and liquidity and limitations on share repurchases and dividends, all of which could increase our costs and impact our business.

Governmental responses to market disruptions and other events may be inadequate and may have unintended consequences.

Congress and financial regulators may implement measures designed to stabilize financial markets in periods of disruption, including in reaction to the financial impact of COVID-19.  The overall impact of these efforts on the financial markets may be ineffective and could adversely affect our business.

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

Our common stock is listed and traded on the NASDAQ Global Select Market. If our capital resources are inadequate to meet our capital requirements in the future, we may need to raise additional debt or equity capital. If conditions in the capital markets are not favorable, we may be constrained in raising capital. We maintain a consistent analyst following; therefore, downgrades in our prospects by one or more of our analysts may cause our stock price to fall and significantly limit our ability to access the markets for additional capital requirements. An inability to raise additional capital on acceptable terms when and if needed could have a material adverse effect on our business, financial condition or results of operations.

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

From time to time, we have sold to certain investors certain types of mortgage loans that meet their conforming loan requirements in order to reduce our interest rate risk and provide liquidity. There is a risk that these investors will limit or discontinue their purchases of loans that are conforming due to capital constraints, a change in the criteria for conforming loans or other factors. Additionally, various proposals have been made to reform the U.S. residential mortgage finance market, including the role of the investor. The exact effects of any such reforms are not yet known, but may limit our ability to sell conforming loans. If we are unable to continue to sell conforming loans to investors, our ability to fund, and thus originate, additional mortgage loans may be adversely affected, which would in turn adversely affect our results of operations.

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

Effective January 1, 2020, the Company adopted Accounting Standards Update 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” commonly referred to as Current Expected Credit Losses, or CECL. Under CECL, entities are required to recognize at the reporting date the full amount of expected credit losses for the lifetime of the financial assets, based on historical experience, current conditions and reasonable and supportable forecasts. While the standard does not impact actual losses, it does accelerate the timing of the recognition of expected losses and adds additional uncertainty and potential volatility with added length of forecast period and additional assumptions such as prepayment speeds and funding of lending commitments not previously impacting the allowance. Changes in forecast assumptions may result in an unfavorable impact to our results of operations and our capital level.

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

We and others in our industry are, and will continue to be, regularly the subject of attempts by attackers to gain unauthorized access to our networks, systems, data and other infrastructure, or to obtain, change, or destroy confidential data (including personal identifying information of individuals) through a variety of means, including computer hacking, acts of vandalism or theft, malware, computer viruses or other malicious codes, phishing, employee error or malfeasance, catastrophes, unforeseen events or other cyber-attacks. In the future, these attacks may result in unauthorized individuals obtaining access to our confidential information or that of our clients, or otherwise accessing, damaging, or disrupting our systems or infrastructure. The transition to remote working for both our associates and many of our customers due to COVID-19 has heightened these risks.

To date, we have seen no material adverse impact on our business or operations from cyber-attacks or events. Any future significant compromise or breach of our data security, whether external or internal, or misuse of customer, associate, supplier or Company data, could result in significant disruption of our operations, reimbursement and other costs, lost sales, fines, lawsuits and other legal exposure, a loss of trust in us on the part of our clients, vendors or other counterparties, client attrition and damage to our reputation. Any of these could materially and adversely affect our results of operations, our financial condition, and/or our share price. However, the ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes and overall security environment, as well as those of any companies we acquire. We are continuously enhancing our controls, processes and practices designed to protect our networks, systems, data and other infrastructure from attack, damage or unauthorized access. This continued enhancement will require us to expend additional resources, including to investigate and remediate any information security vulnerabilities that may be detected. Despite our ongoing investments in security resources, talent, and business practices, there is no guarantee that these measures will be adequate to safeguard against all data security breaches, system compromises or misuses of data.

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

We are vulnerable to reputational harm because we operate in an industry in which integrity and the confidence of our customers are of critical importance. Our employees could engage in fraudulent, illegal, wrongful or suspicious activities, improper use or disclosure of confidential information and/or activities resulting in consumer harm that adversely affects our customers and/or our business. The precautions we take to detect and prevent such misconduct may not always be effective, and we may be exposed to regulatory sanctions and/or penalties, and serious harm to our reputation, financial condition, customer relationships and ability to attract new customers.

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

Another competitive factor is that the financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services, primarily as a result of the increased digitization of banking services. Our future success may depend, in part, on our ability to use technology competitively to offer products and services that provide convenience to customers and create additional efficiencies in our operations. The widespread adoption of new technologies has and will continue to require us to make substantial capital expenditures to modify or adapt our systems to remain competitive and offer new products and services. Our ability to effectively implement new technologies to improve our operations and systems will impact our competitive position in the financial services industry. Furthermore, we may not be successful in introducing new products and services in response to industry trends or developments in technology, or those new products may not be accepted by customers.

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

The implementation of new lines of business or new products and services may subject us to additional risk.

We continuously evaluate our service offerings and may implement new lines of business or offer new products and services within existing lines of business in the future. There are substantial risks and uncertainties associated with these efforts. The development of new lines of business or new products and services often requires the commitment of significant resources that may not be recouped if not successful. Variables beyond our control or that we do not foresee may prevent the successful implementation of new lines of business, products or services. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could require the establishment of new key and other controls and have a significant impact on our existing system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

We may not realize the expected benefits from our efficiency and growth initiatives, which could negatively impact our future profitability.

Operating costs must decrease or grow at a slower pace than overall revenue in order to thrive in the competitive banking environment. We have and will continue to implement strategies to grow our loan portfolio and increase noninterest income in order to realize earnings growth and to remain competitive with the other banks in the markets we serve. We are continuously focused on growth initiatives and strategies for expense reductions to increase efficiencies. While we have had success in cost-savings and revenue growth in the past, there is no guarantee that these initiatives will be successful in the future. In addition, while expense control continues to be a top focus for us, management also expects to continue to make strategic investments in technology that are expected to improve our customer experience and support future growth, which will require an increase in expenditures. There can be no assurance that we will ultimately realize the anticipated benefits of our expense reduction and growth strategies, which may impair our earnings growth.

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

We cannot provide assurance that we will be able to successfully consolidate any business or assets we acquire with our existing business. The integration of acquired operations and assets may require substantial management effort, time and resources and may divert management’s focus from other strategic opportunities and operational matters. Acquisitions may not perform as expected when the transaction was consummated and may be dilutive to our overall operating results and stockholders’ equity per share of common stock. Specifically, acquisitions could result in higher than expected deposit attrition, loss of key employees or other consequences that could adversely affect our ability to maintain relationships with customers and employees. We may also sell or consider selling one or more of our businesses. Such a sale would generally be subject to certain federal and/or state regulatory approvals, and may not be able to generate gains on sale or related increases in shareholder’s equity commensurate with desirable levels.

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

The ability of the Bank to pay dividends or make other payments to us, as well as our ability to pay dividends on our common stock, is limited by the Bank’s obligation to maintain sufficient capital and by other general regulatory restrictions on its dividends, which have tightened since the financial crisis. The Federal Reserve has stated that bank holding companies should not pay dividends from sources other than current earnings. If these requirements are not satisfied, we may be unable to pay dividends on our common stock.

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

General Risk Factors

We must attract and retain skilled personnel.

Our success depends, in substantial part, on our ability to attract and retain skilled, experienced personnel in key positions within the organization. Competition for qualified candidates in the activities and markets that we serve is intense. If we are not able to hire, adequately compensate, or retain these key individuals, we may be unable to execute our business strategies and may suffer adverse consequences to our business, financial condition and results of operations.

Natural and man-made disasters could affect our ability to operate.

Our market areas are susceptible to hurricanes. Natural disasters, such as hurricanes, freezes, flooding and other man-made disasters, such as oil spills in the Gulf of Mexico, can disrupt our operations; result in significant damage to our properties or properties and businesses of our borrowers, including property pledged as collateral; interrupt our ability to conduct business; and negatively affect the local economies in which we operate.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

The Company’s main office, which is the headquarters of the holding company, is located at Hancock Whitney Plaza, in Gulfport, Mississippi. The Bank makes portions of the main office facilities and certain other facilities available for lease to third parties, although such incidental leasing activity is not material to the Company’s overall operations.

The Company operates 208 full service banking and financial services offices and 275 automated teller machines across our market, primarily in the Gulf south corridor, including southern and central Mississippi; southern and central Alabama; southern, central and northwest Louisiana; the northern, central, and panhandle regions of Florida; and certain areas of east Texas, including Houston, Beaumont and Dallas, among others. Additionally, the Company operates a loan production office in Nashville, Tennessee and a trust and asset management office in Marshall, Texas. The Company owns approximately 48% of these facilities, and the remaining banking facilities are subject to leases, each of which we consider reasonable and appropriate for its location. We ensure that all properties, whether owned or leased, are maintained in suitable condition. We also evaluate our banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations, closures or possible sales. The Bank and subsidiaries of the Bank hold a variety of property interests acquired in settlement of loans. Some of these properties were acquired in transactions before 1979 and are carried at nominal amounts on our balance sheet and reflected a net gain of less than $0.1 million in our operating results in 2020.

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

PART II

ITEM 5.       MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock trades on the NASDAQ Global Select Market under the ticker symbol “HWC.” There were 8,835 active holders of record of the Company’s common stock at January 31, 2021 and 86,750,409 shares outstanding.

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

The performance graph compares the cumulative five-year shareholder return on the Company’s common stock, assuming an investment of $100 on December 31, 2015 and the reinvestment of dividends thereafter, to that of the common stocks of United States companies reported in the Nasdaq Total Return Index and the common stocks of the KBW Regional Banks Total Return Index. The KBW Regional Banks Total Return Index is a proprietary stock index of Keefe, Bruyette & Woods, Inc., that tracks the returns of 50 regional banking companies throughout the United States.

300
250
200
150
100
50
0
2015
2016
2017
2018
2019
2020
Hancock Whitney Corporation
KBW Regional Banks Index
NASDAQ Composite-Total Return

Equity Compensation Plan Information

The following table provides information as of December 31, 2020 with respect to shares of common stock that may be issued under the Company’s equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	382,447	(1)	$29.73	(2)	1,785,178
Equity compensation plans not approved by security holders	6,891	(3)	46.04	(3)	—
Total	389,338				1,785,178

(1)

Includes 102,267 shares potentially issuable upon the vesting of outstanding restricted share units and 23,762 shares potentially issuable upon the vesting of outstanding performance share units that represent awards deferred into the Company’s Nonqualified Deferred Compensation Plan. Also includes 117,528 performance share awards at 100% of target. If the highest level of performance conditions is met, the total performance shares issued would be 232,656 and the total performance share units issued would be 47,524.

(2)	The weighted average exercise price relates only to the exercise of outstanding options included in column (a)
(3)	Represents securities to be issued upon the exercise of options that were assumed by the Company in the acquisition of MidSouth Bancorp, Inc.

Issuer Purchases of Equity Securities

On September 23, 2019, the Company’s board of directors approved a stock buyback program that authorized the Company to repurchase up to 5.5 million shares of its common stock through the expiration date of December 31, 2020. The program allowed the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or as otherwise determined by the Company in one or more transactions. The Company was not obligated to purchase any shares under this program, and the board of directors had the ability to terminate or amend the program at any time prior to the expiration date.

On October 18, 2019, the Company entered into an accelerated share repurchase agreement (“ASR”) with Morgan Stanley & Co. LLC (“Morgan Stanley”) to repurchase $185 million of the Company’s common stock. Pursuant to the ASR, the Company made a $185 million payment to Morgan Stanley on October 21, 2019, and received from Morgan Stanley an initial delivery of 3,611,870 shares of the Company’s common stock, which represented 75% of the estimated total number of shares to be repurchased based on the October 18, 2019 closing price of the Company’s common stock. The value of the remaining shares to be exchanged upon final settlement was accounted for as a forward contract until settlement. Final settlement of the ASR agreement occurred on March 18, 2020. Pursuant to the terms of the settlement, the Company received cash of approximately $12.1 million and a final delivery of 1,001,472 shares.

In January 2020, the Company repurchased 315,851 shares of its common stock at a price of $40.26 in a privately negotiated transaction. In total, the Company repurchased approximately 4.9 million of the 5.5 million authorized shares under the buyback program at an average price of $37.65 per share.

Common stock repurchase activity during the fourth quarter of 2020 was as follows:

	Total Number of Shares of Units Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
Oct 1, 2020 - Oct 31, 2020	1,028	$22.31	—	—
Nov 1, 2020 - Nov 30, 2020	125,401	$22.87	—	—
Dec 1, 2020 - Dec 31, 2020	—	$—	—	—
Total	126,429	$22.86

ITEM 6.       SELECTED FINANCIAL DATA

The following tables set forth certain selected historical consolidated financial data and should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and Notes thereto included in Item 8. “Financial Statements and Supplementary Data.”  An overview of non-GAAP measures and the reasons why management believes they are useful is included in Item 7. “Reconciliation of non-GAAP measures,” appear later in this item.

	Years Ended December 31,
(in thousands, except per share data)	2020	2019	2018	2017	2016
Income Statement:
Interest income	$1,057,981	$1,125,782	$1,028,268	$900,581	$732,167
Interest income (te) (a) (b)	1,070,981	1,140,556	1,044,445	934,971	758,006
Interest expense	115,458	230,565	179,430	108,269	73,051
Net interest income (te) (a) (b)	955,523	909,991	865,015	826,702	684,955
Provision for credit losses	602,904	47,708	36,116	58,968	110,659
Noninterest income	324,428	315,907	285,140	267,781	250,781
Noninterest expense	788,792	770,677	715,746	692,691	612,315
Income (loss) before income taxes	(124,745)	392,739	382,116	308,434	186,923
Income tax expense (benefit)	(79,571)	65,359	58,346	92,802	37,627
Net income (loss)	$(45,174)	$327,380	$323,770	$215,632	$149,296
For informational purposes - included above
Provision for credit loss associated with energy loan sale (pre-tax)	$160,101	$—	$—	$—	$—
Nonoperating items
Merger-related costs (pre-tax)	$—	$32,666	$6,187	$19,370	$—
Other nonoperating items (pre-tax)	—	—	23,297	4,751	4,978
Impact of re-measurement of deferred tax asset	—	—	—	19,520	—
Common Share Data:
Earnings (loss) per share:
Basic earnings (loss) per share	$(0.54)	$3.72	$3.72	$2.49	$1.87
Diluted earnings (loss) per share	(0.54)	3.72	3.72	2.48	1.87
Cash dividends paid	1.08	1.08	1.02	0.96	0.96
Book value per share (period-end)	39.65	39.62	35.98	33.86	32.29
Tangible book value per share (period-end)	28.79	28.63	25.62	24.05	23.87

(a)

Interest income includes the net impact of discount accretion and premium amortization arising from business combinations totaling $15.4 million, $23.2 million, $23.1 million, $28.3 million and $19.3 million for the years ended December 31, 2020, 2019, 2018, 2017, and 2016, respectively.

(b)

For analytical purposes, management adjusts interest income and net interest income for tax-exempt items to a taxable equivalent basis using a federal income tax rate of 21% for the years 2020, 2019 and 2018 and 35% for 2017 and 2016.

	At and For the Years Ended December 31,
(in thousands)	2020	2019	2018	2017	2016
Period-End Balance Sheet Data:
Total loans, net of unearned income (a)	$21,789,931	$21,212,755	$20,026,411	$19,004,163	$16,752,151
Loans held for sale	136,063	55,864	28,150	39,865	34,064
Securities	7,356,497	6,243,313	5,670,584	5,888,380	5,017,128
Short-term investments	1,333,786	110,229	111,094	92,384	78,177
Total earning assets	30,616,277	27,622,161	25,836,239	25,024,792	21,881,520
Allowance for loan losses	(450,177)	(191,251)	(194,514)	(217,308)	(229,418)
Goodwill and Other intangible assets	942,345	962,260	887,123	836,163	708,950
Other assets	2,530,157	2,207,587	1,707,059	1,692,439	1,614,250
Total assets	$33,638,602	$30,600,757	$28,235,907	$27,336,086	$23,975,302
Noninterest-bearing deposits	$12,199,750	$8,775,632	$8,499,027	$8,307,497	$7,658,203
Interest-bearing transaction and savings deposits	10,413,870	8,845,097	8,000,093	8,181,554	6,910,466
Interest-bearing public fund deposits	3,234,936	3,364,416	3,006,516	3,040,318	2,563,758
Time deposits	1,849,321	2,818,430	3,644,549	2,723,833	2,291,839
Total interest-bearing deposits	15,498,127	15,027,943	14,651,158	13,945,705	11,766,063
Total deposits	27,697,877	23,803,575	23,150,185	22,253,202	19,424,266
Short-term borrowings	1,667,513	2,714,872	1,589,128	1,703,890	1,225,406
Long-term debt	378,322	233,462	224,993	305,513	436,280
Other liabilities	455,865	381,163	190,261	188,532	169,582
Stockholders' equity	3,439,025	3,467,685	3,081,340	2,884,949	2,719,768
Total liabilities & stockholders' equity	$33,638,602	$30,600,757	$28,235,907	$27,336,086	$23,975,302
For informational purposes only - included above
SBA Paycheck Protection Program (PPP) loans	$2,005,237	$—	$—	$—	$—
Average Balance Sheet Data:
Total loans, net of unearned income (a)	$22,166,523	$20,380,027	$19,378,428	$18,280,885	$16,064,593
Loans held for sale	86,842	41,680	25,710	21,920	28,777
Securities (b)	6,398,749	5,864,228	6,020,947	5,442,829	4,706,482
Short-term investments	583,199	190,965	163,287	363,077	380,294
Total earning assets	29,235,313	26,476,900	25,588,372	24,108,711	21,180,146
Allowance for loan losses	(391,694)	(196,125)	(214,452)	(223,416)	(217,550)
Goodwill and other intangible assets	951,875	906,775	859,498	806,900	718,592
Other assets	2,595,473	1,937,899	1,522,390	1,548,556	1,497,445
Total assets	$32,390,967	$29,125,449	$27,755,808	$26,240,751	$23,178,633
Noninterest-bearing deposits	$10,779,570	$8,255,859	$8,095,256	$7,777,652	$7,232,221
Interest-bearing transaction and savings deposits	9,558,071	8,274,604	7,946,765	7,746,220	6,772,364
Interest-bearing public fund deposits	3,232,133	3,078,073	2,849,297	2,664,929	2,261,659
Time deposits	2,642,543	3,690,768	3,275,680	2,642,781	2,390,081
Total interest-bearing deposits	15,432,747	15,043,445	14,071,742	13,053,930	11,424,104
Total deposits	26,212,317	23,299,304	22,166,998	20,831,582	18,656,325
Short-term borrowings	1,978,195	1,942,144	2,190,772	2,006,896	1,412,194
Long-term debt	320,274	233,539	266,870	384,127	469,064
Other liabilities	447,082	347,766	198,905	211,278	177,983
Stockholders' equity	3,433,099	3,302,696	2,932,263	2,806,868	2,463,067
Total liabilities & stockholders' equity	$32,390,967	$29,125,449	$27,755,808	$26,240,751	$23,178,633
For informational purposes only - included above
SBA Paycheck Protection Program (PPP) loans	$1,566,889	$—	$—	$—	$—

(a)	Includes nonaccrual loans
(b)	Average securities does not include unrealized holding gains/losses on available for sale securities

	Years Ended December 31,
($ in thousands)	2020	2019	2018	2017	2016
Performance Ratios:
Return on average assets	(0.14%)	1.12%	1.17%	0.82%	0.64%
Return on average common equity	(1.32%)	9.91%	11.04%	7.68%	6.06%
Return on average tangible common equity	(1.82%)	13.66%	15.62%	10.78%	8.56%
Earning asset yield (te)	3.66%	4.31%	4.08%	3.88%	3.58%
Total cost of funds	0.39%	0.87%	0.70%	0.45%	0.34%
Net interest margin (te)	3.27%	3.44%	3.38%	3.43%	3.23%
Noninterest income to total revenue (te)	25.35%	25.77%	24.79%	24.47%	26.80%
Efficiency ratio (a)	60.07%	58.50%	57.77%	58.87%	62.79%
Average loan/deposit ratio	84.57%	87.47%	87.42%	87.76%	86.11%
FTE employees (period-end)	3,986	4,136	3,933	3,887	3,724
.
Capital Ratios:
Common stockholders' equity to total assets	10.22%	11.33%	10.91%	10.55%	11.34%
Tangible common equity ratio (b)	7.64%	8.45%	8.02%	7.73%	8.64%
Tier 1 leverage	7.88%	8.76%	8.67%	8.43%	9.56%
Tier 1 risk-based capital	10.61%	10.50%	10.48%	10.21%	11.26%
Total risk-based capital	13.22%	11.90%	11.99%	11.90%	13.21%

Asset Quality Information:
Nonaccrual loans (c) (d)	$139,879	$245,833	$187,295	$252,800	$317,970
Restructured loans	4,262	61,265	139,042	120,493	39,818
Total nonperforming loans	144,141	307,098	326,337	373,293	357,788
Other real estate (ORE) and foreclosed assets	11,648	30,405	26,270	27,542	18,943
Total nonperforming assets	$155,789	$337,503	$352,607	$400,835	$376,731
Accruing loans 90 days past due	$3,361	$6,582	$5,589	$27,766	$3,039
Net charge-offs	$(394,786)	$46,997	$52,262	$68,552	$58,463
Allowance for loan losses	$450,177	$191,251	$194,514	$217,308	$229,418
Reserve for unfunded commitments	29,907	3,974	—	—	—
Allowance for credit losses	$480,084	$195,225	$194,514	$217,308	$229,418
Total provision for credit losses	$602,904	$47,708	$36,116	$58,968	$110,659
Ratios:
Nonperforming assets to loans + ORE and foreclosed assets	0.71%	1.59%	1.76%	2.11%	2.25%
Accruing loans 90 days past due as a percent of loans	0.02%	0.03%	0.03%	0.15%	0.02%
Nonperforming assets + accruing loans 90 days past due to loans + foreclosed assets	0.73%	1.62%	1.79%	2.25%	2.26%
Net charge-offs to average loans	1.78%	0.23%	0.27%	0.38%	0.37%
Allowance for loan losses to period-end loans	2.07%	0.90%	0.97%	1.14%	1.37%
Allowance for credit losses as a percent of period-end loans	2.20%	0.92%	0.97%	1.14%	1.37%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	305.20%	60.97%	58.60%	54.18%	63.58%

(a)	The efficiency ratio is noninterest expense to total net interest (te) and noninterest income, excluding amortization of purchased intangibles and nonoperating items.
(b)	The tangible common equity ratio is common shareholders’ equity less intangible assets divided by total assets less intangible assets.
(c)

Included in nonaccrual loans are $21.6 million, $132.5 million, $85.5 million, $99.2 million and $81.9 million of nonaccruing restructured loans at December 31, 2020, 2019, 2018, 2017, and 2016, respectively.

(d)

Nonaccrual loans do not include purchased credit impaired loans, accounted for under ASC 310-30 that would have otherwise been considered nonperforming, totaling $17.5 million, $14.0 million, $14.9 million, and $19.0 million at December 31, 2019, 2018, 2017, and 2016, respectively. Effective January 1, 2020 with the adoption of ASC 326, such metrics include both originated and acquired balances.

Reconciliation of Non-GAAP measures:

Operating revenue (te) and operating pre-provision net revenue (te)

	Years Ended December 31
(in thousands)	2020	2019	2018	2017	2016
Net interest income	$942,523	$895,217	$848,838	$792,312	$659,116
Noninterest income	324,428	315,907	285,140	267,781	250,781
Total revenue	$1,266,951	$1,211,124	$1,133,978	$1,060,093	$909,897
Taxable equivalent adjustment	13,000	14,774	16,177	34,390	25,839
Nonoperating revenue	—	—	541	(4,352)	—
Operating revenue (TE)	$1,279,951	$1,225,898	$1,150,696	$1,090,131	$935,736
Noninterest expense	(788,792)	(770,677)	(715,746)	(692,691)	(612,315)
Nonoperating expense	—	32,666	28,943	28,473	4,978
Operating pre-provision net revenue (TE)	$491,159	$487,887	$463,893	$425,913	$328,399

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The purpose of this discussion and analysis is to focus on significant changes and events in the financial condition and results of operations of Hancock Whitney Corporation and subsidiaries during the year ended December 31, 2020 and selected prior periods. This discussion and analysis is intended to highlight and supplement financial and operating data and information presented elsewhere in this report, including the consolidated financial statements and related notes. The discussion contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements. See Forward-Looking Statements in Part I of this Annual Report.

We have elected to early adopt the provisions of the new Subpart 229.1400 of Regulation S-K, “Disclosures by Bank and Savings and Loan Registrants” that updates and codifies certain requirements of Industry Guide 3, Statistical Disclosures for Bank and Savings and Loan Registrants. The adoption of these provision did not have material impact to our disclosures and are incorporated throughout the following content.

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

Consistent with the provisions of Subpart 229.1400 of Regulation S-K, “Disclosures by Bank and Savings and Loan Registrants,” we present net interest income, net interest margin and efficiency ratios on a fully taxable equivalent (“te”) basis. The te basis adjusts for the tax-favored status of interest income from certain loans and investments using the statutory federal tax rate (21% for 2020, 2019 and 2018, and 35% for all other periods presented) to increase tax-exempt interest income to a taxable-equivalent basis. This measure is the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources.

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

EXECUTIVE OVERVIEW

For our company and countless others, 2020 was an eventful year. We dealt with the pandemic and the resultant broad impact to the economy, our communities and our operations; executed a balance sheet de-risking strategy; built credit reserves; and continued to meet the financial needs of our customers with unwavering teamwork, commitment to service and strength during stressful times. At December 31, 2020, assets totaled $33.6 billion, up 10% compared to the prior year, with loans of $21.8 billion and deposits totaling $27.7 billion. Capital remained well above regulatory minimums, including the conservation buffer, and our liquidity position remains strong with more than $1.3 billion in short-term investments and approximately $17.5 billion of net availability from internal and external sources at December 31, 2020.

COVID-19 Pandemic

The spread of COVID-19, the disease caused by a highly-contagious novel coronavirus, continues to be a global public health crisis. In March 2020, following the World Health Organization’s declaration of COVID-19 as a pandemic, efforts to contain the spread of the virus in the United States in the form of stay at home orders and/or heavy restrictions on travel, entertainment, trade and retail operations triggered an abrupt, sharp decline in commercial and consumer activity. Nearly a year later, the virus is not yet contained, and disruption of global financial markets continues. Given the ongoing and dynamic nature of the circumstances, it is not possible to accurately predict the extent, severity or duration of these conditions or when normal economic and operating conditions will resume.

The federal government has introduced various measures to provide temporary economic aid to individuals and businesses financially impacted by COVID-19. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range of zero to 0.25 percent. The Coronavirus Aid, Relief, and Economic Security (CARES) Act, a $2.2 trillion stimulus package, provided, among many other forms of fiscal and regulatory relief, enhanced unemployment benefits, direct payments to qualifying individuals, and forgivable loans to qualifying businesses under the Small Business Administration’s Paycheck Protection Program (PPP). The December 2020 passage of The Consolidated Appropriations Act, 2021, a major government funding bill, provides for additional monetary stimulus to qualifying individuals and supplemental PPP loan opportunities to qualifying business entities.

In addition to fiscal stimulus, the federal government’s public-private partnership, Operation Warp Speed, was established in May 2020 to facilitate and accelerate the development, manufacturing, and distribution of COVID-19 vaccines, therapeutics and diagnostics. In December 2020, two varieties of a vaccine were given authorization for use in the United States. At present, access to either of these vaccines is largely limited to healthcare and other essential workers and individuals meeting certain age and/or health-related criteria.

Economic conditions showed meaningful signs of recovery during the latter half of 2020. After peaking at 14.8% in April, the rate of unemployment declined to 6.7% in December, and Real Gross Domestic Product (GDP) showed gains, on an annualized basis, of 33% and 4% in the third and fourth quarters of 2020, respectively, after falling precipitously in the second quarter. According to the Bureau of Economic Analysis, the fourth quarter 2020 growth in GDP reflected both the continued economic recovery from the sharp declines earlier in the year and the ongoing impact of the COVID-19 pandemic, including new restrictions and closures that took effect in some areas of the United States. The success of government initiatives in stimulating economic activity, societal response to virus containment measures, and the availability and efficacy of vaccines that will meaningfully reduce infection rates are critical to the resolution of the crisis.

Impact to Our Business

As a financial institution, our business has been deeply impacted by the economic and social turmoil brought on by the pandemic. Our response at the outset of the COVID-19 crisis was proactive and continues to be adaptive to changing conditions. We modified certain business practices, such as the temporary conversion of financial centers to drive-through and appointment only service and remote work for many of our associates to protect the health and wellbeing of our communities and to comply with guidelines of the Centers for Disease Control, while maintaining continuous five-star service. At present, our financial centers are operating at full service, and the majority of our associates have returned to on-site work. We have instituted social distancing measures, enhanced sanitation routines, and continue to offer remote work options, where available and prudent. We have taken deliberate measures to maintain a strong liquidity position and enhance capital levels, control both interest and noninterest expense, and built an allowance for credit losses that we believe to be appropriate in light of current and forecasted economic conditions. We have participated in various economic relief strategies, including the origination of more than 13,000 PPP loans in 2020 totaling $2.4 billion, providing monetary and in-kind donations to various COVID relief efforts, and offered temporary waivers of certain service fees, short-term deferrals of principal and/or interest on loan payments, as well as other modifications to loan repayment terms for customers financially affected by COVID-19.

The PPP loans provided loan growth and contributed favorably to our net interest income and margin in the current interest rate environment, while delivering much needed assistance in the communities we serve. In addition, the low interest rate environment spurred activity in secondary mortgage market operations, contributing favorably to noninterest income.

However, the dramatic slowdown in economic activity has and is expected to continue to mute the demand for most other forms of commercial and consumer loan products in the near term. The lack of new loan demand, coupled with the significant increase in deposit liabilities attributable to the influx of customers’ government stimulus funds and PPP loan proceeds and the effect of decreased consumer and business spending, has resulted in liquidity in excess of current need and, in turn, contraction of our net interest margin. Declines in consumer and business spending, particularly in the early part of 2020, have also driven decreases in activity-based fees, such as bank card and ATM fees, and higher average balances in customer deposits accounts have resulted in decreases in overdraft and certain other account fees. Furthermore, a significant portion of our loan portfolio is concentrated in geographic areas and/or business sectors that have been disproportionately impacted by restrictions on movement, such as hospitality, retail and nonessential healthcare services. We continue to monitor these loans closely.

To mitigate the effects of these factors, we have enacted strategies and initiated certain measures to remove risk from our balance sheet, enhance our available liquidity and capital positions, and improve overall efficiency. During the first half of 2020, we divested a significant portion of our energy loan portfolio and issued $172.5 million of subordinated debt, which is included in our Tier 2 capital. During the year ended December 31, 2020, we recorded approximately $603 million in provision for credit losses, which represents both the credit losses associated with the divestiture of energy loans and building of reserves for credit losses that aligns with current and forecasted economic conditions. Further, we closed or announced the closure of 20 financial centers, closed two trust and asset management offices in the northeast, and have made other reductions in our workforce through attrition and other means. We have also recently announced a voluntary early retirement program through our well-funded pension plan. We believe these measures have and will continue to lead to improved returns for our shareholders.

Economic Outlook

We utilize economic forecasts produced by Moody’s Analytics (Moody’s) that provide various scenarios to assist in the development of our economic outlook. These forecasts are anchored on a baseline forecast scenario, which Moody’s defines as the “most likely outcome,” based on current condition, of where the economy is headed. Several upside and downside scenarios are produced that are derived from the baseline scenario. This outlook discussion utilizes the December 2020 Moody’s forecast, the most current available at December 31, 2020, however, our economic outlook has not changed materially from year-end. In the December 2020 baseline forecast, the near-term economic recovery was assumed to be somewhat faster compared to the assumption included the September forecast, but with growth muted until vaccines are widely available. Key underlying assumptions in the baseline forecast are that (1) there will be no widespread economic shutdown, (2) vaccines will be made widely available by February 2021, resulting in infections abating by September 2021, (3) unemployment rates averaging 8.1% in 2020, 6.9% in 2021, and 6.0% in 2022, (4) change in gross domestic product averages of -3.5% in 2020, 4.1% in 2021, and 4.7%, a return to the pre-pandemic level, in 2022, (5) the next round of fiscal stimulus would be smaller than previously expected and therefore less impactful, and (6) the Federal Reserve will continue to respond to the economic damage by maintaining rates at or near zero until late 2023.

The alternative Moody’s forecast scenarios have varying degrees of positive and negative severity of the outcome of the economic downturn, as well as varying shapes and length of recovery. Management determined that assumptions provided for in the downside slower near-term growth and recessionary scenarios (S-2 and S-3, respectively) were reasonably possible, and as such, the S-2 and S-3 scenarios were given consideration through probability weighting in our allowance for credit losses calculation at December 31, 2020. We believe these alternative scenarios are less likely to occur than the Baseline and have weighted them accordingly in developing our economic forecast. The extent to which observed and forecasted economic conditions deteriorate or recover beyond that currently forecasted may result in additional volatility and allowance for credit loss builds or releases in the future. Changes in the depth and duration of these economic conditions may also require revisions to our currently forecasted cash flows that could result in impairment of certain intangible or other assets in future periods.

Given the above economic forecast, we expect to continue to have pressure on loan demand and earnings in the near term, the extent of which is difficult to estimate. In the latter half of 2020, we have seen improved customer activity and revenue levels that we expect to continue into 2021. We have implemented several strategies to try to effectively manage our asset/liability mix to manage our resources and reduce costs until the economy returns to a more normalized level of activity in our region.  The timing of such return pre-pandemic activity in our region remains uncertain.

Overview of 2020 Financial Results

Net loss for the year ended December 31, 2020 was $45.2 million, or $(0.54) per common share, compared to net income of $327.4 million in 2019, or $3.72 per diluted common share. Following is an overview of financial results for the year ended December 31, 2020:

•

Net loss of $45.2 million included $160.1 million of provision for credit losses attributable to the sale of a substantial portion of the energy loan portfolio, described below, and $442.8 million of provision for credit losses that was largely attributable to borrowers financially impacted by COVID-19

•

Operating pre-provision net revenue (PPNR) was $491.2 million, up $3 million compared to 2019, with an increase in total revenue (te) of $54 million, partially offset by an increase in operating expense of $51 million

•

Net interest margin was 3.27%, a decrease of 17 basis points (bps) from 2019, as a result of both the sharp contraction in interest rates in response to economic disruption, and a changing asset/liability portfolio mix

•	Net operating loss carryback provisions included in the CARES Act contributed to additional tax benefits in 2020, with a total net income tax benefit of $79.6 million for the year
•	Loans totaled $21.8 billion, up $0.6 billion from December 31, 2019, which includes PPP loans of $2.0 billion
•

Criticized commercial loans declined $188 million, or 32%, and total nonperforming loans declined by $163 million, or 53%, from December 31, 2019, reflecting the sale of a significant portion of our energy portfolio

•	Total assets at December 31, 2020 were $33.6 billion, up $3.0 billion, or 10%, from December 31, 2019
•

Deposits of $27.7 billion at December 31, 2020, increased $3.9 billion, or 16%, compared to the prior to year; noninterest bearing deposits comprised 44% of total deposits at December 31, 2020, compared to 37% for the prior year end

•

Capital ratios remain strong and well above regulatory minimums, with common equity tier 1 equity (“CET1”) of 10.61% at December 31, 2020, compared to 10.50% at December 31, 2019.  Dividends were maintained throughout 2020

As noted above, during the third quarter of 2020, we closed the sale of $497 million of energy loans, including reserve based lending, midstream and nondrilling service credits, and received net proceeds of approximately $254.4 million.  The primary objective of the sale was to remove risk in our loan portfolio by accelerating the disposition of assets that were impacted by ongoing issues in the energy industry, which were further exacerbated by the pandemic. As a result of this transaction, our credit quality metrics have improved year-over-year, despite the current economic environment.

Our 2020 results reflect both the continued focus on de-risking the balance sheet in light of today’s economic environment, including the energy loan sale, and the building of credit reserves for the expected impact to our economies related to the pandemic. Despite those charges, our pre-provision net revenue improved and our capital remains solid. We expect that our actions should lead to better returns for our shareholders and look forward to improved performance in 2021.

The overactive hurricane season in 2020 impacted several of our Gulf Coast markets, including Southwest and Southeast Louisiana, Coastal Mississippi, Alabama and Florida, with four powerful hurricanes making landfall. After each event, we quickly mobilized portable banking units and ATMs to affected areas, and most locations reopened under generator power the following day. We continue to support our clients, communities and our colleagues in these areas. While we had some damage to facilities, we do not expect significant financial impact from any of the storms, including no material provision for credit losses.

RESULTS OF OPERATIONS

The following is a discussion of results from operations for the year ended December 31, 2020 compared to December 31, 2019.  Refer to previously filed Annual Reports on Form 10-K Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of prior year variances.

Net Interest Income

Net interest income was $942.5 million, up $47.3 million from $895.2 million in 2019. Net interest income is the primary component of our earnings and represents the difference, or spread, between revenue generated from interest-earning assets and the interest expense related to funding those assets. For analytical purposes, net interest income is adjusted to a taxable equivalent basis (te) using the statutory federal tax rate of 21% on tax exempt items (primarily interest on municipal securities and loans).

Net interest income (te) for 2020 totaled $955.5 million, a $45.5 million, or 5%, increase from 2019. The increase in net interest income in 2020 was primarily due to a $2.8 billion increase in average earning assets driven by the origination of approximately $2.4 billion of PPP loans during the second and third quarters of 2020, and the acquisition of Midsouth in September of 2019. The growth in earnings assets was primarily funded by a $2.5 billion increase in average noninterest-bearing deposits. This deposit growth is attributable to a combination of customers’ government stimulus funds and PPP loan proceeds, and a reduced level of consumer and business spending. Also funding the earning asset growth was the proceeds of the Company’s $172.5 million subordinated debt issuance during the second quarter of 2020.  Partially offsetting the net interest income increase from average earning asset growth was a 65 bp decrease in the yield on earning assets compared to a 48 bp reduction in the Company’s cost of funds.

The yield on earning assets was 3.66% in 2020, down 65 bps from 2019. The decrease was mainly attributable to the impact of the lower interest rate environment on the loan and investment portfolios, a $7.8 million reduction in purchase accounting accretion and a less favorable earning asset mix driven by liquidity in excess of current needs. The excess liquidity resulted in a higher percentage of assets invested in lower yielding overnight funds.  Loan yields were down 68 bps to 4.13% as the low rate environment resulted in the Company’s variable rate loan portfolio repricing downward as their corresponding index rates, primarily LIBOR and Treasury rates, decreased, with many facilities reaching their floors.  Also impacted by the low rate environment were the yields on new loans, which were originated at yields lower than portfolio averages. The taxable equivalent yield on investment securities decreased 24 bps in 2020 to 2.38% as higher yielding fixed rate securities paid down and were replaced by securities purchased at lower yields in the current environment.

The cost of funds decreased 48 bps to 0.39% in 2020, from 0.87% in 2019, primarily as a result of the low interest rate environment. Average interest-bearing deposit costs decreased from 125 bps in 2019 to 57 bps in 2020.  The excess liquidity noted above allowed us to reduce the balance of higher costing brokered deposits while aggressively pricing downward interest-bearing transaction accounts and time deposits by reducing promotional rates.  Other short-term borrowing costs decreased 136 bps to .62% in 2020 due to the decrease in the overall interest rate environment.  Our other short-term borrowings consist largely of Federal Home Loan Bank advances, and our 2020 outstandings were either variable rate or lower fixed-rate advances entered into in late 2019 and early 2020. The cost of long-term debt increased 49 bps to 5.36% from the June 2020 issuance of $172.5 million in subordinated debt at 6.25%.

The net interest margin is the ratio of net interest income (te) to average earning assets. The net interest margin decreased 17 bps to 3.27% in 2020 from 3.44% in 2019, due primarily to the reasons noted above. Discussions of Asset/Liability Management and Net Interest Income at Risk later in this item provide additional information regarding our management of interest rate risk and the potential impact from changes in interest rates, respectively.

We anticipate net interest margin to compress as much as 10 bps in the first quarter of 2021 compared to the fourth quarter of 2020 level of 3.22%, due largely to high levels of excess liquidity, partially offset by our continued focus on reducing deposit costs. We expect similar levels of activity within our PPP loans, with forgiveness of existing loans largely matching originations of new loans, however, the timing of the activity could impact our results.

TABLE 1. Summary of Average Balances, Interest and Rates (te) (a)

	Years Ended December 31,
	2020			2019			2018
	Average			Average			Average
($ in millions)	Balance	Interest (d)	Rate	Balance	Interest (d)	Rate	Balance	Interest (d)	Rate
Assets
Interest-Earnings Assets:
Commercial & real estate loans (te) (a)	$17,270.9	$660.5	3.82%	$15,289.6	$739.0	4.83%	$14,487.3	$655.0	4.52%
Residential mortgage loans	2,857.6	112.1	3.92	2,974.1	121.7	4.09	2,794.8	114.5	4.10
Consumer loans	2,038.0	101.5	4.98	2,116.3	121.5	5.74	2,096.3	117.4	5.60
Loan fees & late charges	—	41.0	0.0	—	(1.2)	0.0	—	1.3	0.0
Loans (te) (b)	22,166.5	915.1	4.13	20,380.0	981.0	4.81	19,378.4	888.2	4.58
Loans held for sale	86.8	2.6	3.02	41.7	1.9	4.50	25.7	0.9	3.68
Investment securities:
U.S. Treasury and government agency securities	153.5	3.2	2.09	134.1	3.1	2.30	142.6	3.2	2.22
Mortgage-backed securities and collateralized mortgage obligations	5,345.0	121.8	2.28	4,821.6	122.3	2.54	4,927.2	119.1	2.42
Municipals (te)	891.9	26.9	3.02	904.4	28.2	3.12	947.6	30.1	3.18
Other securities	8.4	0.4	4.28	4.1	0.1	3.79	3.6	0.1	2.62
Total investment
securities (te) (c)	6,398.8	152.3	2.38	5,864.2	153.7	2.62	6,021.0	152.5	2.53
Short-term investments	583.2	1.0	0.17	191.0	4.0	2.07	163.3	2.8	1.70
Total earning assets (te)	29,235.3	1,071.0	3.66%	26,476.9	1,140.6	4.31%	25,588.4	1,044.4	4.08%
Nonearning assets:
Other assets	3,547.4			2,844.6			2,381.9
Allowance for loan losses	(391.7)			(196.1)			(214.5)
Total assets	$32,391.0			$29,125.4			$27,755.8
Liabilities and Stockholders' Equity
Interest-bearing Liabilities:
Interest-bearing transaction and savings deposits	$9,558.1	$25.6	0.27%	$8,274.6	$60.1	0.73%	$7,946.8	$41.7	0.52%
Time deposits	2,642.5	37.1	1.40	3,690.8	73.7	2.00	3,275.7	51.9	1.59
Public funds	3,232.1	25.6	0.79	3,078.0	54.2	1.76	2,849.3	37.1	1.30
Total interest-bearing deposits	15,432.7	88.3	0.57	15,043.4	188.0	1.25	14,071.8	130.7	0.93
Repurchase agreements	600.2	1.4	0.24	493.3	2.6	0.52	456.0	1.1	0.23
Other short-term borrowings	1,378.0	8.6	0.62	1,448.9	28.6	1.98	1,734.8	35.0	2.02
Long-term debt	320.3	17.2	5.36	233.5	11.4	4.87	266.9	12.6	4.73
Total interest-bearing liabilities	17,731.2	115.5	0.65%	17,219.1	230.6	1.34%	16,529.5	179.4	1.09%
Noninterest-bearing:
Noninterest-bearing deposits	10,779.6			8,255.9			8,095.2
Other liabilities	447.1			347.8			198.9
Stockholders' equity	3,433.1			3,302.6			2,932.2
Total liabilities and stockholders' equity	$32,391.0			$29,125.4			$27,755.8
Net interest income (te) and margin		$955.5	3.27		$910.0	3.44		$865.0	3.38
Net earning assets and spread	$11,504.1		3.01	$9,257.8		2.97	$9,058.9		3.00
Interest cost of funding earning assets			0.39%			0.87%			0.70%

(a)	Taxable equivalent (te) amounts are calculated using federal income tax rate of 21%.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains or losses on available for sale securities.
(d)	Included in interest income is net purchase accounting accretion of $15.4 million, $23.2 million and $23.1 million for the years December 31, 2020, 2019, and 2018, respectively.

TABLE 2. Summary of Changes in Net Interest Income (te) (a) (b)

	2020 Compared to 2019			2019 Compared to 2018
	Due to		Total	Due to		Total
	Change in		Increase	Change in		Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income (te)
Commercial & real estate loans (te) (a)	$88,109	$(166,601)	$(78,492)	$37,389	$46,643	$84,032
Residential mortgage loans	(4,672)	(4,956)	(9,628)	7,337	(197)	7,140
Consumer loans	(4,212)	(15,816)	(20,028)	(174)	4,292	4,118
Loan fees & late charges	—	42,262	42,262	—	(2,502)	(2,502)
Loans (te) (c)	79,225	(145,111)	(65,886)	44,552	48,236	92,788
Loans held for sale	1,520	(774)	746	683	247	930
Investment securities:
U.S. Treasury and government
agency securities	419	(297)	122	(59)	(20)	(79)
Mortgage-backed securities and
collateralized mortgage obligations	13,480	(14,012)	(532)	(1,628)	4,806	3,178
Municipals	(385)	(877)	(1,262)	(1,357)	(590)	(1,947)
Other securities	181	22	203	16	46	62
Total investment in securities (te) (d)	13,695	(15,164)	(1,469)	(3,028)	4,242	1,214
Short-term investments	2,968	(5,937)	(2,969)	515	664	1,179
Total earning assets (te)	97,408	(166,986)	(69,578)	42,722	53,389	96,111
Interest-bearing transaction and
savings deposits	8,157	(42,646)	(34,489)	1,784	16,587	18,371
Time deposits	(17,905)	(18,756)	(36,661)	7,142	14,683	21,825
Public funds	2,587	(31,164)	(28,577)	3,173	13,904	17,077
Total interest-bearing deposits	(7,161)	(92,566)	(99,727)	12,099	45,174	57,273
Repurchase agreements	471	(1,588)	(1,117)	95	1,405	1,500
Other short-term borrowings	(1,230)	(18,808)	(20,038)	(5,610)	(790)	(6,400)
Long-term debt	4,557	1,216	5,773	(1,615)	378	(1,237)
Total interest expense	(3,363)	(111,746)	(115,109)	4,969	46,167	51,136
Net interest income (te) variance	$100,771	$(55,240)	$45,531	$37,753	$7,222	$44,975

(a)	Taxable equivalent (te) amounts are calculated using a federal income tax rate of 21%.
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

Provision for Credit Losses

The provision for credit losses was $602.9 million in 2020, compared to $47.7 million in 2019. The 2020 provision includes net charge-offs of $394.8 million, or 1.78% of average loans outstanding, and a $209.5 million build in the allowance for funded loan losses partially offset by a $1.4 million release of the reserve for unfunded lending commitments. The significant increase from 2019 is primarily attributable to the impact of the widespread economic disruption from the pandemic on our estimate of expected lifetime credit losses and an additional $160.1 million provision related to the energy loan sale, which significantly reduced our exposure in that sector. The 2019 provision included net charge-offs of $47.0 million, or 0.23% of average loans outstanding, and a $4.0 million reserve build for unfunded lending commitments, partially offset by a $3.3 million release of the allowance for funded loan losses.

As noted above, net charge offs totaled $394.8 million, an increase of $347.8 million from 2019. Net charge offs in 2020 included $242.6 million in net charges offs related to the energy loan sale, an additional $65.8 million related to the energy portfolio, $51.6 million related to healthcare credits, $24.3 million of other commercial charges, $11.6 million of consumer charges and a net recovery of $1.1 million in residential mortgage. Substantially all of the 2020 nonenergy commercial charges were existing problem credits that were further financially impacted by the pandemic. Net charge offs in 2019 of $47.0 million included $10.1 million in energy related charge-offs, a $9.0 million fraud-related charge on a lease facility and $12.7 million of other commercial charges, as well as $14.8 million and $0.4 million in consumer and residential charge-offs, respectively.

For the first quarter of 2021, we expect a provision for credit losses in the range of $10 million to $15 million, which could be lower depending on non-PPP loan growth and other factors. We also expect that net charge-offs could exceed provision expense.

Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Allowance for Credit Losses” provides additional information on changes in the allowance for credit losses and general credit quality.

Noninterest Income

Noninterest income for 2020 totaled $324.4 million, an $8.5 million, or 3%, increase from 2019. The increase is largely due to higher income from secondary mortgage operations that benefited from the decrease in interest rates that created a favorable rate environment for home mortgage origination and refinancing. Other increases included income from bank owned life insurance and bank card and ATM fees, with lower revenue from service charges on deposit, trust fees, and investment and annuity fees and insurance commissions.

Table 3 presents, for each of the three years ended December 31, 2020, 2019 and 2018, the components of noninterest income, along with the percentage changes between years.

TABLE 3. Noninterest Income

($ in thousands)	2020	% Change	2019	% Change	2018
Service charges on deposit accounts	$76,659	(11)%	$86,364	1%	$85,272
Trust fees	58,191	(6)	61,609	11	55,488
Bank card and ATM fees	68,131	2	66,976	11	60,440
Investment and annuity fees and insurance commissions	24,330	(8)	26,574	5	25,348
Secondary mortgage market operations	40,244	103	19,853	27	15,632
Net gains on sale of assets	982	66	593	(98)	24,654
Securities transactions	488	100	—	100	(25,480)
Income from bank-owned life insurance	18,179	22	14,946	20	12,424
Credit-related fees	11,255	(1)	11,399	3	11,065
Income from derivatives	12,814	(1)	12,958	141	5,368
Other miscellaneous income	13,155	(10)	14,635	(2)	14,929
Total noninterest income	$324,428	3%	$315,907	11%	$285,140

Service charges are comprised of overdraft and insufficient funds fees, consumer, business and corporate analysis service charges, overdraft protection fees and other customer transaction-related charges. Service charges on deposit accounts were down $9.7 million, or 11%, from 2019, attributable to a number of factors. We temporarily offered waivers of certain account service fees to provide relief to customers impacted by the pandemic. Further, higher average customer account balances that were driven by the pandemic-related decrease in spending and inflows from stimulus payments and PPP loan proceeds resulted in lower overdraft and nonsufficient funds fees.

Trust fee income represents revenue generated from asset management services provided to individuals, businesses and institutions. Trust fees totaled $58.2 million in 2020, a $3.4 million, or 6%, decrease from 2019.  The decrease in trust fees is primarily due to the volatile market conditions in 2020 caused by the pandemic. Trust assets under management totaled $9.4 billion at December 31, 2019, decreased to $8.3 billion at March 31, 2020, and increased to $8.8 billion at June 30, 2020, $9.0 billion at September 30, 2020 and ended the year at $9.5 billion.

Bank card and ATM fees include interchange and other income from credit and debit card transactions, fees earned from processing card transactions for merchants, and fees earned from ATM transactions. Bank card and ATM fees totaled $68.1 million in 2020, up $1.2 million, or 2%, compared to 2019. The growth over 2019 is the result of increased debit card activity during 2020, due in part to increased accounts from the MidSouth acquisition late in the third quarter of 2019, partially offset by the decline in transaction activity from decreased spending during the economic shutdown in the first half of the year caused by the pandemic. While these fees increased in the latter half of 2020, they have not returned to pre-pandemic levels.

Investment and annuity fees and insurance commissions totaled $24.3 million in 2020, compared to $26.6 million in 2019.  The $2.2 million, or 8%, decrease is primarily due to decreased investment and annuity sales, and insurance fees. This business line was impacted by pandemic-related disruption of financial center operations and market volatility.

Income from secondary mortgage market operations is comprised of income produced from the origination and sales of residential mortgage loans in the secondary market. We offer a full range of mortgage products to our customers and typically sell longer-term fixed rate loans while retaining the majority of adjustable rate loans, as well as loans generated through programs to support customer relationships. Income from secondary mortgage operations totaled $40.2 million in 2020, up $20.4 million, or 103%, from a year earlier. Mortgage loan production increased by approximately 64% in 2020 compared to 2019, and the percentage of loan production sold in the secondary market increased 104%. To the extent low interest rates persist, mortgage loan production may remain elevated in the near term, but is not expected to be maintained at the levels that were experienced in 2020.

Income from bank-owned life insurance (“BOLI”) is generated through insurance benefit proceeds as well as the growth of the cash surrender value of insurance contracts held. BOLI income increased $3.2 million, or 22%, to $18.2 million in 2020. The increase was mainly due to an increase in benefit proceeds, which were up $3.9 million from 2019.

Income from derivatives is largely from our customer interest rate derivative program, and totaled $12.8 million in 2020, compared to $13.0 million in 2019.  The decline in income was largely due to a negative valuation adjustment on a company owned derivative and lower interest earned on derivative collateral, largely offset by higher customer derivative income with increased fees from added volume. Derivative income can be volatile and is dependent upon the composition of the portfolio, customer sales activity and market value adjustments due to market interest rate movement.

Other miscellaneous income is comprised of various items, including income from small business investment companies, FHLB stock dividends, and syndication fees. Other miscellaneous income was $13.2 million in 2020, down $1.5 million, or 10%, compared to 2019. The decrease from the prior year is primarily due to a decrease in income from small business investment companies and lower FHLB stock dividends, partially offset by a $1.5 million gain on the sale of historic tax credits in the first quarter of 2020.

Noninterest Expense

Noninterest expense for 2020 totaled $788.8 million, up $18.1 million, or 2%, compared to 2019. There were no nonoperating expenses in 2020 and there were $32.7 million in 2019 related to the acquisition and operational integration of MidSouth. Items identified as nonoperating are those that, when excluded from a reported financial measure, provide management or the reader with a measure that may be more indicative of forward-looking trends in our business. Noninterest expense excluding nonoperating items increased $50.8 million, or 7%. The largest individual components of the increase in operating expense were personnel expense, due in part to an increase of associates from the MidSouth acquisition in September of 2019 and other real estate and foreclosed assets expense due to write-downs. Explanations of the variances are discussed below in more detail.

Table 4 presents, for each of the three years ended December 31, 2020, 2019 and 2018, noninterest expense, along with the percentage changes between years. Table 5 presents nonoperating expense included in noninterest expense (Table 4) by component for the same periods.

TABLE 4. Noninterest Expense

($ in thousands)	2020	% Change	2019	% Change	2018
Compensation expense	$379,727	5%	$362,083	9%	$330,968
Employee benefits	84,332	8	77,796	6	73,727
Personnel expense	464,059	5	439,879	9	404,695
Net occupancy expense	52,589	3	50,936	7	47,795
Equipment expense	19,212	4	18,393	12	16,367
Data processing expense	87,823	6	82,981	12	74,129
Professional services expense	49,529	10	45,007	8	41,579
Amortization of intangibles	19,916	(4)	20,844	(5)	22,050
Deposit insurance and regulatory fees	18,804	(4)	19,512	(38)	31,423
Other real estate and foreclosed assets expense (income)	9,555	n/m	671	(122)	(2,985)
Advertising	13,011	(15)	15,251	24	12,334
Corporate value and franchise taxes	16,578	4	15,949	17	13,595
Entertainment and contributions	9,865	(8)	10,777	(5)	11,359
Telecommunications and postage	14,991	3	14,588	—	14,659
Printing and supplies	5,063	2	4,947	(11)	5,548
Travel expenses	2,297	(56)	5,278	(1)	5,338
Tax credit investment amortization	3,843	(22)	4,943	(4)	5,166
Other retirement expense	(25,133)	52	(16,561)	(11)	(18,661)
Other miscellaneous expense	26,790	(28)	37,282	19	31,355
Total noninterest expense	$788,792	2%	$770,677	8%	$715,746

TABLE 5. Nonoperating Expense

(in thousands)	2020	2019	2018
Personnel expense	$—	$7,506	$5,413
Net occupancy expense	—	789	1,172
Equipment expense	—	675	1,782
Data processing expense	—	1,092	3,572
Professional services expense	—	7,075	7,236
Other real estate (income) expense	—	130	2
Advertising	—	2,581	756
Printing and supplies	—	538	1,184
Other expense:
Loss on restructuring of bank-owned life insurance contracts	—	—	3,302
Other miscellaneous	—	12,280	4,523
Total other expenses	—	12,280	7,825
Total nonoperating expense	$—	$32,666	$28,943

Personnel expense consists of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance. Total personnel expense was up $24.2 million, or 5%, in 2020 compared to 2019. Excluding the merger-related nonoperating personnel expense in 2019, our employee costs were up $31.7 million or 7%. Personnel expense in 2020 increased due to increased headcount for much of the year, due in part to addition of MidSouth associates, merit raises, overtime and incentives related to a higher volume of mortgage originations, overtime expense incurred in the implementation of the PPP lending program, and other support costs in response to the pandemic.

Occupancy and equipment expenses are primarily composed of lease expenses, depreciation, maintenance and repairs, rent, taxes, and other equipment expenses. Total occupancy and equipment expenses increased $2.5 million, or 4%, in 2020 compared to 2019. Excluding nonoperating merger-related expense, occupancy and equipment expense increased $3.9 million, or 6%. This increase was primarily due to increased cost from the MidSouth facilities and additional facility cleaning and sanitation costs related to the pandemic.

Data processing expense includes expenses related to third party technology processing and servicing costs, technology project costs and fees associated with bank card and ATM transactions. Data processing expense in 2020 was up $4.8 million, or 6%, from 2019, and up $5.9 million, or 7%, when excluding nonoperating merger related costs. The increase is primarily related to costs associated with new technology investments and higher card transaction processing costs resulting from increased card activity and expenses related to MidSouth.

Professional services expense increased $4.5 million, or 10%, from 2019. Excluding the $7.1 million of merger-related expenses in 2019, professional services expense increased $11.6 million, or 31%, primarily due to consulting and other professional fees related to serivcing of the PPP lending program and an increase in legal and accounting costs.

Amortization of intangibles in 2020 totaled $19.9 million, a $0.9 million, or 4%, decrease from 2019 as a result of the accelerated amortization methods used.

Deposit insurance and regulatory fees decreased $0.7 million, or 4%, from 2019 mainly due to a reduction in the risk-based deposit insurance assessment fees that were favorably impacted by our liquidity position and improved asset quality metrics, largely attributable to the sale of energy loans.

Other real estate and foreclosed asset expense was $9.6 million in 2020, compared to $0.7 million in 2019.  The increase in 2020 is due to a $9.8 million write-down of equity interests in two energy-related companies received in borrower bankruptcy restructurings.

Business development-related expenses (including advertising, travel, entertainment and contributions) were down $6.1 million, or 20%, from 2019.  Prior year included approximately $2.6 million of merger-related advertising cost. The remaining decline was due to lower expenses in 2020 due to the pandemic, primarily in travel.

Corporate value and franchise taxes were up $0.6 million, or 4%, to $16.6 million in 2020, largely due to higher excise taxes associated with terminating select life insurance policies.

Noninterest expense in both 2020 and 2019 was reduced by a net credit in other retirement expense. The net credit was $8.6 million, or 52%, higher in 2020, based on better performance of pension plan assets.

All other expenses decreased $11.1 million, or 18%, from 2019 primarily due to $12.8 million of nonoperating costs incurred in 2019 related to the acquisition of MidSouth.

Our focus on expense control was enhanced in light of the current economic environment and we have initiatives in place to improve overall efficiency. In the latter half of 2020, we closed or announced closure of 20 financial offices, closed the two trust offices in the northeast corridor, and reduced our full time equivalent headcount by 210 since June 30, 2020. In addition, in the first quarter of 2021, we announced a voluntary early retirement package for certain associates. Excluding nonrecurring charges for certain initiatives such as early retirement, we expect first quarter 2021 expenses to be flat compared to our improved fourth quarter 2020 level of $193 million, as our efficiency initiatives continue to offset typical beginning of the year increases, with additional improvement further into 2021 as the benefit of the initiatives are fully realized.

Income Taxes

We recorded income tax benefit at an effective rate of 63.8% in 2020, compared to income tax expense at an effective rate of 16.6% in 2019. The comparability of the effective tax rate between 2020 and 2019 is impacted by the pre-tax loss year in 2020. In addition, the CARES Act allows taxpayers to carry back net operating losses (“NOL”) generated in tax years prior to January 1, 2021 five years to a 35% statutory tax rate year, which created additional tax benefits due to the 14% tax rate differential. The combination of the NOL carryback of our 2020 tax loss and the NOL attribute carryback from a previously acquired entity generated a net tax benefit of approximately $30.2 million.  Our NOL was predominantly driven by the loss incurred on the energy loan sale that closed in the third quarter of 2020 and by tax method changes and/or elections associated with the timing of income recognition and fixed asset related depreciation deductions. One of the tax method changes requires approval from the Internal Revenue Service, which we expect to receive.

We expect the effective tax rate to return to a quarterly range of approximately 18% to 20% for 2021, absent any changes in tax laws.

Our effective tax rate has historically varied from the federal statutory rate primarily due to tax-exempt income and tax credits. Interest income on bonds issued by or loans to state and municipal governments and authorities, and earnings from the life insurance contract program are the major components of tax-exempt income.

Table 6 reconciles reported income tax expense to that computed at the statutory tax rate of 21% for the years ended December 31, 2020, 2019 and 2018.

TABLE 6. Income Taxes

	Years Ended December 31,
(in thousands)	2020	2019	2018
Taxes computed at statutory rate	$(26,196)	$82,475	$80,244
Tax credits:
QZAB/QSCB	(2,289)	(2,840)	(3,038)
NMTC - Federal and State	(5,033)	(6,953)	(7,941)
LIHTC and other tax credits	(750)	(500)	(365)
Total tax credits	(8,072)	(10,293)	(11,344)
State income taxes, net of federal income tax benefit	(1,269)	7,204	8,770
Tax-exempt interest	(10,444)	(10,435)	(10,803)
Life insurance contracts	(4,857)	(3,901)	(2,019)
Employee share-based compensation	1,351	(842)	(1,380)
FDIC assessment disallowance	2,094	1,895	2,818
Return to provision adjustment	(970)	(1,459)	(9,942)
Other, net	(1,041)	715	2,002
NOL carryback under CARES Act	(30,167)	—	—
Income tax expense (benefit)	$(79,571)	$65,359	$58,346

The main source of tax credits has been investments in tax-advantage securities and tax credit projects. These investments are made primarily in the markets we serve and directed at tax credits issued under the Federal and State New Market Tax Credit (“NMTC”), Low-Income Housing Tax Credit (“LIHTC”) and pre-2018 Qualified Zone Academy Bonds (“QZAB”) and Qualified School Construction Bonds (“QSCB”) programs. The investments generate tax credits which reduce current and future taxes and are recognized when earned as a benefit in the provision for income taxes. Additionally, the amortization of the LIHTC investment cost will be recognized as a component of income tax expense in proportion to the tax credits recognized over the 10-year credit period of each project.

We have invested in NMTC projects through investments in our own CDEs, as well as other unrelated CDEs. Federal tax credits from NMTC investments are recognized over a seven-year period, while recognition of the benefits from state tax credits varies from three to five years.

Based only on tax credit investments that have been made through 2020, we expect to realize benefits from federal and state tax credits over the next three years totaling $7.8 million, $8.6 million and $8.5 million for 2021, 2022 and 2023, respectively. We intend to continue making investments in tax credit projects.  However, our ability to access new credits will depend upon, among other factors, federal and state tax policies and the level of competition for such credits.

At December 31, 2020, we had a net deferred tax liability of $49 million, which is comprised of $216 million of deferred tax liabilities offset against $167 million in deferred tax assets (net of state valuation allowance). Several factors are considered in determining the recoverability of the deferred tax asset components, such as the history of taxable earnings, reversal of taxable temporary differences, future taxable income and tax planning strategies. Based on our review of these factors, we have established a $3.6 million valuation allowance for state net operating losses.

BALANCE SHEET ANALYSIS

Investment Securities

Our investment in securities was $7.4 billion at December 31, 2020, compared to $6.2 billion at December 31, 2019. The investment securities portfolio is managed by ALCO to assist in the management of interest rate risk and liquidity while providing an acceptable rate of return. At December 31, 2020, the amortized cost of securities available for sale totaled $5.8 billion and securities held to maturity totaled $1.4 billion, compared to $4.6 billion and $1.6 billion, respectively, at December 31, 2019.

Our securities portfolio consists mainly of residential and commercial mortgage-backed securities and collateralized mortgage-backed securities that are issued or guaranteed by U.S. government agencies. We invest only in high quality investment grade securities and manage the investment portfolio duration generally between two and five and a half years. At December 31, 2020, the average expected maturity of the portfolio was 5.70 years with an effective duration of 4.14 years and a nominal weighted-average yield of 2.07%. Management simulations indicate that the effective duration would increase to 4.37 years with a 100 bp increase in the yield curve and increase to 4.53 years with a 200 bp increase. At December 31, 2019, the average expected maturity of the portfolio was 5.47 years with an effective duration of 4.16 years and a nominal weighted-average yield of 2.49%. The change in expected maturity, effective duration, and nominal weighted-average yield is primarily related to reinvestment of securities portfolio cash flow and growth during 2020.

During 2020, we invested approximately $730 million in fixed rate commercial mortgage backed securities and simultaneously entered into last-of-layer swaps on these assets. As of December 31, 2020, we had approximately $1.2 billion in notional amount of forward-starting fixed payer swaps that convert the latter portion of the term of certain available for sale securities to a floating rate. These derivative instruments are designated as fair value hedges of interest rate risk. This strategy provides the Company with a fixed rate coupon during the front-end unhedged tenor of the bonds and results in a floating rate security during the back-end hedged tenor.

Effective January 1, 2020 and in conjunction with the adoption of CECL, and again in each quarter of 2020, the Company evaluated its securities portfolio for credit losses. Based on our assessments, expected credit loss was negligible and therefore, no allowance for credit loss was recorded during any reporting period in 2020.

There were no investments in securities of a single issuer, other than U.S. Treasury and U.S. government agency securities and mortgage-backed securities issued or guaranteed by U.S. government agencies that exceeded 10% of stockholders’ equity. We do not invest in subprime or “Alt A” home mortgage-backed securities. Investments classified as available for sale are carried at fair value, while held to maturity securities are carried at amortized cost. Unrealized holding gains (losses) on available for sale securities are excluded from net income and are recognized, net of tax, in other comprehensive income and in accumulated other comprehensive income, a separate component of stockholders’ equity.

The following table presents debt securities by type at December 31, 2020:

TABLE 7. Debt Securities by Type

	December 31,
(in thousands)	2020	2019
Available for sale securities
U.S. Treasury and government agency securities	$207,365	$98,320
Municipal obligations	309,342	242,016
Residential mortgage-backed securities	2,560,249	1,910,909
Commercial mortgage-backed securities	2,323,306	1,570,765
Collateralized mortgage obligations	354,472	807,600
Corporate debt securities	11,500	8,000
	$5,766,234	$4,637,610
Held to maturity securities
U.S. Treasury and government agency securities	$—	$50,000
Municipal obligations	627,019	641,019
Residential mortgage-backed securities	21,951	29,687
Commercial mortgage-backed securities	549,686	539,371
Collateralized mortgage obligations	158,514	307,932
	$1,357,170	$1,568,009

The amortized cost, fair value and yield of debt securities at December 31, 2020, by final contractual maturity, are presented in the table below.  Securities are classified according to their final contractual maturities without consideration of scheduled and unscheduled principal amortization, potential prepayments or call options. Accordingly, actual maturities will differ from their reported contractual maturities. The expected average maturity years presented in the tables includes scheduled principal payments and assumptions for prepayments.

TABLE 8. Debt Securities Maturities by Type

	Contractual Maturity
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total	Fair Value	Weighted Average Yield (te)	Expected Average Maturity Years
Available for sale
U.S. Treasury and government agency securities	$—	$—	$—	$207,365	$207,365	$213,370	1.77%	7.4
Municipal obligations	—	1,111	100,874	207,357	309,342	326,725	2.73%	6.1
Residential mortgage-backed securities	200	53,890	434,950	2,071,209	2,560,249	2,629,811	1.92%	4.7
Commercial mortgage-backed securities	1,610	184,382	1,901,254	236,060	2,323,306	2,455,534	2.07%	7.7
Collateralized mortgage obligations	—	—	12,373	342,099	354,472	362,123	1.58%	1.6
Other debt securities	2,000	1,500	8,000	—	11,500	11,764	4.11%	3.2
Total debt securities	$3,810	$240,883	$2,457,451	$3,064,090	$5,766,234	$5,999,327	2.00%	5.9
Fair Value	$3,810	$260,170	$2,587,529	$3,147,818	$5,999,327
Weighted Average Yield (te)	3.10%	2.98%	1.98%	1.95%	2.00%

Held to maturity
Municipal obligations	$2,192	$61,886	$222,105	$340,836	$627,019	$678,425	3.09%	4.9
Residential mortgage-backed securities	—	—	—	21,951	21,951	23,420	3.06%	3.0
Commercial mortgage-backed securities	—	142,248	407,438	—	549,686	604,273	2.65%	6.4
Collateralized mortgage obligations	—	—	6,725	151,789	158,514	161,463	1.99%	1.1
Total debt securities	$2,192	$204,134	$636,268	$514,576	$1,357,170	$1,467,581	2.78%	5.0
Fair Value	$2,190	218,501	702,412	544,478	$1,467,581
Weighted Average Yield (te)	5.09%	2.71%	2.78%	2.81%	2.78%

Loan Portfolio

Total loans at December 31, 2020 were $21.8 billion, compared to $21.2 billion at December 31, 2019. The $0.6 billion, or 3%, increase is primarily attributable to PPP loan originations, partially offset by the sale of a portion of the energy loan portfolio, organic contraction due to a decrease in demand across our footprint, and PPP loan forgiveness.

The composition of our loan portfolio was as follows:

TABLE 9. Loans Outstanding by Type

	December 31,
(in thousands)	2020	2019
Total loans:
Commercial non-real estate	$9,986,983	$9,166,947
Commercial real estate - owner occupied	2,857,445	2,738,460
Total commercial & industrial	12,844,428	11,905,407
Commercial real estate - income producing	3,357,939	2,994,448
Construction and land development	1,065,057	1,157,451
Residential mortgages	2,665,212	2,990,631
Consumer	1,857,295	2,164,818
Total loans	$21,789,931	$21,212,755

The commercial and industrial (“C&I”) loan portfolio includes both commercial non-real estate and commercial real estate – owner occupied loans.  C&I loans totaled $12.8 billion, or 59% of the total loan portfolio, at December 31, 2020, an increase of $0.9 billion from December 31, 2019. The net growth is largely attributable to PPP loan originations of $2.4 billion, partially offset by PPP loan forgiveness, the energy loan sale and organic contraction due to lower demand throughout our footprint. C&I loans, excluding PPP loans, totaled $10.8 billion, or 50% of the total loan portfolio at December 31, 2020.

Our commercial and industrial customer base is diversified over a range of industries, including wholesale and retail trade in various durable and nondurable products and the manufacture of such products, financial and professional services, healthcare services, energy, marine transportation and maritime construction, and agricultural production. We lend mainly to middle-market and smaller commercial entities, although we do participate in larger shared-credit loan facilities with businesses well known to the relationship officers and generally operating in our market areas. Shared national credits funded at December 31, 2020 totaled approximately $1.7 billion, or 8% of total loans. Approximately $301 million of our shared national credits at December 31, 2020 were with health care related borrowers.

Loans to borrowers in the energy sector totaled $308 million at December 31, 2020, down $656 million compared to $1.0 billion at December 31, 2019. The decrease is primarily attributable to the July 2020 sale of $497 million of energy loans to reduce our exposure to this segment, as well as charge-offs and paydowns during the year. At December 31, 2020, substantially all of the energy portfolio was comprised of customers engaged in onshore and offshore services and products to support exploration and production activities, with approximately 70% of the balances in increments of $10 million or less.

The following table provides detail of the more significant industry concentrations for our commercial and industrial loan portfolio, which is based on NAICS codes for all industries, with the exceptions of energy, which is based on the borrower’s source of revenue (i.e. manufacturer whose income is derived from energy-related business is reported as energy), and PPP loans, as those are expected to be 100% SBA guaranteed and therefore have limited credit risk. There is approximately $2 million of energy-related loans included in the real estate secured table that follows.

TABLE 10.  Commercial & Industrial Loans by Industry Concentration

	December 31,
	2020		2019
		Pct of		Pct of
($ in thousands)	Balance	Total	Balance	Total
Commercial & industrial loans:
Real estate and rental and leasing	$1,260,084	10%	$1,350,953	11%
Health care and social assistance	1,152,713	9	1,144,369	10
Retail trade	1,084,810	8	1,150,873	10
Manufacturing	929,737	7	929,888	8
Transportation and warehousing	800,034	6	768,971	6
Other	725,948	6	718,415	6
Wholesale trade	708,640	6	751,794	6
Finance and insurance	690,354	5	677,500	6
Construction	688,676	5	724,614	6
Public administration	650,595	5	774,401	7
Accommodation and food services	633,869	5	645,077	5
Professional, scientific, and technical services	500,219	4	515,634	4
Other services (except public administration)	436,665	3	451,889	4
Energy	305,867	2	958,486	8
Educational services	270,980	2	342,544	3
Total commercial & industrial loans	$10,839,191	84%	$11,905,407	100%
PPP loans	2,005,237	16	—	—
Total commercial & industrial loans	$12,844,428	100%	$11,905,407	100%

Commercial real estate – income producing loans totaled $3.4 billion at December 31, 2020, an increase of $363 million, or 12%, from December 31, 2019.  The increase reflects construction loans converting to permanent financing, as well as organic growth. The increase was partially offset by approximately $561 million in paydowns.

Construction and land development loans totaled approximately $1.1 billion at December 31, 2020, compared to $1.2 billion at December 31, 2019, a decrease of $92 million, or 8%. The decrease was primarily due to construction and land development loans converting to permanent financing, and lower demand across our footprint.

The following table details the end-of-period aggregated commercial real estate – income producing and construction loan balances by property type. Loans reflected in 1-4 Family Residential Construction include both loans to construction builders as well as single-family borrowers.

TABLE 11.  Commercial Real Estate– Income Producing and construction by Property Type Concentration

	December 31,
	2020		2019
		Pct of		Pct of
($ in thousands)	Balance	Total	Balance	Total
Commercial real estate - income producing and construction loans
Retail	$746,520	17%	$663,196	16%
Multifamily	630,392	14	520,444	13
Healthcare related properties	557,473	13	517,855	12
Industrial	540,198	12	498,291	12
Office	527,576	12	447,972	11
Hotel/motel and restaurants	527,393	12	477,728	12
1-4 family residential construction	393,568	9	443,835	11
Other land loans	273,285	6	250,357	6
Other	226,591	5	332,221	8
Total commercial real estate - income producing and construction loans	$4,422,996	100%	$4,151,899	100%

Residential mortgages totaled $2.7 billion at December 31, 2020, down $325.4 million, or 11%, from December 31, 2019. The decrease in mortgage loans is due primarily to refinance activity as a result of the lower rate environment and a higher level of originated loans sold in the secondary market. The decrease is net of mortgage loan originations of $743 million during 2020, which were retained in the portfolio. Consumer loans totaled $1.9 billion at December 31, 2020, a decrease of $308 million, or 14%, compared to December 31, 2019. The decline in the consumer loan portfolio is due in part to a decrease of $165 million with the wind down of our indirect auto lending, as well as limited demand as a result of the pandemic.

The markets we serve have been negatively impacted by the widespread economic slowdown and market turmoil caused by the pandemic and prolonged volatility of oil prices. While we expect continued stress among all of our loan portfolios, we have identified four principle sectors that are of particular focus where we expect there may be a greater negative economic impact and a more challenging recovery. We are closely monitoring our concentrations in these industries and others with active and frequent borrower dialogue and, where warranted, accommodations and financial support. These industries and others have been significantly impacted by the pandemic and the long-term impacts remain unknown and are dependent on several factors, including the severity of the economic downturn and length of time until full recovery. We recognize that these industries may take longer to recover as consumers may be hesitant to return to full social interaction or may change their spending habits on a more permanent basis as a result of the pandemic. We continue to monitor these concentrations closely.

The table below summarizes our funded commercial loan exposure to these sectors under focus at December 31, 2020 and the relative concentration to the total loan portfolio, excluding low-risk SBA guaranteed PPP loans. Loans within our sectors under focus total approximately 25% of total loans outstanding, excluding PPP loans, and comprise nearly 50% of both our commercial criticized and pass watch rated loans.

TABLE 12. Sectors under Focus

( $ in thousands )	Balance	Percentage of Total Loans *
Sectors under focus *
Healthcare and social assistance
Hospitals	$246,044	1.2%
Offices of physicians & dentists	512,994	2.6
Assisted living (investor CRE)	375,612	1.9
Assisted living (non- investor CRE)	238,918	1.2
All other healthcare	229,992	1.2
Total healthcare and social assistance	1,603,560	8.1%
Hospitality
Hotel	525,090	2.7%
Restaurants full service, casual dining and bars	366,433	2.0
Restaurants limited service	129,245.7
Entertainment	141,281.7
Total hospitality	1,162,049	6.1%
Retail trade
Retail CRE	655,849	3.3%
Retail goods and services	1,156,863	5.8
Total retail trade	1,812,712	9.1%
Energy	307,533	1.6%
Total Sectors under focus	$4,885,854	24.7%

* Excludes PPP loans

The following table shows average loans by category, the effective taxable equivalent yield and the percentage of total loans for each of the preceding three years:

TABLE 13. Average Loans

	Years Ended December 31,
	2020			2019			2018
		Yield	Pct of		Yield	Pct of		Yield	Pct of
($ in thousands)	Balance	(te)	Total	Balance	(te)	Total	Balance	(te)	Total
Total loans:
Commercial & real estate loans	$17,270,894	3.82%	78%	$15,289,645	4.83%	75%	$14,487,335	4.52%	75%
Residential mortgages	2,857,584	3.92	13	2,974,094	4.09	15	2,794,804	4.10	14
Consumer	2,038,045	4.98	9	2,116,288	5.74	10	2,096,289	5.60	11
Total loans	$22,166,523	4.13%	100%	$20,380,027	4.81%	100%	$19,378,428	4.58%	100%

The following table sets forth, for the periods indicated, the approximate contractual maturity by type of the loan portfolio.

TABLE 14. Loan Maturities by Type

December 31, 2020	Maturity Range
(in thousands)	Within One Year	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total
Total loans:
Commercial non-real estate	$2,078,728	$6,090,700	$1,592,030	$225,525	$9,986,983
Commercial real estate - owner occupied	190,280	906,366	1,669,493	91,306	2,857,445
Total commercial & industrial	2,269,008	6,997,066	3,261,523	316,831	12,844,428
Commercial real estate - income producing	600,251	1,737,682	994,743	25,263	3,357,939
Construction and land development	198,608	521,272	137,357	207,820	1,065,057
Residential mortgages	27,824	42,504	556,766	2,038,118	2,665,212
Consumer	90,550	600,716	222,754	943,275	1,857,295
Total loans	$3,186,241	$9,899,240	$5,173,143	$3,531,307	$21,789,931

The sensitivity to interest rate changes for the portion of our loan portfolio that matures after one year is shown below.

TABLE 15. Loan Sensitivity to Changes in Interest Rates

	December 31, 2020
(in thousands)	Fixed Rate	Floating Rate	Total
Total loans:
Commercial non-real estate	$4,932,943	$2,975,312	$7,908,255
Commercial real estate - owner occupied	1,745,155	922,010	2,667,165
Total commercial & industrial	6,678,098	3,897,322	10,575,420
Commercial real estate - income producing	948,759	1,808,929	2,757,688
Construction and land development	321,806	544,643	866,449
Residential mortgages	1,711,799	925,589	2,637,388
Consumer	639,484	1,127,261	1,766,745
Total loans	$10,299,946	$8,303,744	$18,603,690

Asset Quality

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, troubled debt restructurings and other real estate owned (ORE) and foreclosed assets. Loans past due 90 days or more and still accruing are also disclosed.

TABLE 16. Nonperforming Assets

	December 31,
(in thousands)	2020	2019
Loans accounted for on a nonaccrual basis: (a)
Commercial non-real estate loans	$34,200	$49,628
Commercial non-real estate loans - restructured	18,636	129,050
Total commercial non-real estate loans	52,836	178,678
Commercial real estate - owner occupied	13,514	7,413
Commercial real estate - owner occupied - restructured	342	295
Total commercial real estate - owner occupied loans	13,856	7,708
Commercial real estate - income producing loans	6,650	2,489
Commercial real estate - income producing loans - restructured	93	105
Total commercial real estate - income producing loans	6,743	2,594
Construction and land development loans	2,475	1,051
Construction and land development loans - restructured	11	166
Total construction and land development loans	2,486	1,217
Residential mortgage loans	38,075	36,638
Residential mortgage loans - restructured	2,498	2,624
Total residential mortgage loans	40,573	39,262
Consumer loans	23,385	16,159
Consumer loans -restructured	—	215
Total consumer loans	23,385	16,374
Total nonaccrual loans	$139,879	$245,833
Restructured loans - still accruing:
Commercial non-real estate loans	$549	$59,136
Commercial real estate loans - owner occupied	—	—
Commercial real estate loans - income producing	349	373
Construction and land development loans	122	111
Residential mortgage loans	2,217	514
Consumer loans	1,025	1,131
Total restructured loans - still accruing	4,262	61,265
Total nonperforming loans	144,141	307,098
ORE and foreclosed assets	11,648	30,405
Total nonperforming assets (b)	$155,789	$337,503
Loans 90 days past due still accruing	$3,361	$6,582
Total restructured loans	$25,842	$193,720
Ratios:
Nonaccrual loans to total loans	0.64%	1.16%
Nonperforming assets to loans plus ORE and foreclosed assets	0.71%	1.59%
Allowance for loan losses to nonaccrual loans	321.83%	77.80%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	305.20%	60.97%
Loans 90 days past due still accruing to loans	0.02%	0.03%

(a)

Nonaccrual loans do not include purchased credit impaired loans which were accounted for under ASC 310-30 that would have otherwise been considered nonperforming, totaling $17.5 million at December 31, 2019. Effective January 1, 2020, with the Adoption of ASC 326, nonaccrual loans include both originated and acquired balances

(b)	Includes total nonaccrual loans, total restructured loans—still accruing and ORE and foreclosed assets.

Nonperforming assets were $155.8 million at December 31, 2020, a decrease of $181.7 million, or 54%, compared to $337.5 million at December 31, 2019. The decrease in nonperforming assets was driven by a $163.0 million decrease in nonperforming loans, which includes nonaccrual loans and TDRs still accruing. The decline in nonperforming loans was primarily attributable to the energy loan sale closed in July 2020, as well as additional charge-offs taken during the year, partially offset by new downgrades. ORE and foreclosed assets totaled $11.6 million at December 31, 2020, a decrease of $18.8 million from December 31, 2019, due in-part to $9.8 million in write-downs of equity interests received in two energy-related borrower bankruptcy restructurings, as well as resolution of other properties while foreclosures were suspended for much of 2020.

Nonenergy nonperforming loans totaled $132.0 million at December 31, 2020, compared to $149.2 million at December 31, 2019, was comprised of $64.8 million of commercial loans and $67.2 million of consumer loans. The commercial nonenergy nonperforming loans are spread across various industries and geographies. Our energy-related nonperforming loans totaled $12.1 million at December 31, 2020, compared to $157.9 million at December 31, 2019, reflecting the sale of a portion of the portfolio.

Loans modified in troubled debt restructurings (TDRs) totaled $25.8 million at December 31, 2020, compared to $193.7 million at December 31, 2019, including $21.6 million and $132.5 million, respectively, of loans reported in nonaccrual loans. The decrease from December 31, 2019 is primarily related to the energy loan sale. TDRs arise when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and, consequently, a modification that would otherwise not be considered is granted to the borrower. Certain loans modified in a TDR may continue to accrue interest when the individual facts and circumstances of the borrower indicate that we will collect all amounts due. Accruing TDRs totaled $4.3 million, or 3% of nonperforming loans, at December 31, 2020, down from $61.3 million, or 20% of nonperforming loans at December 31, 2019. The $57.0 million decrease is also mainly attributable to the energy loan sale.

Our TDR disclosures do not include loans modified under Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act, which allows financial institutions to exclude eligible modifications from TDR assessment. Eligible modification must be (1) related to COVID-19, (2) executed on a loan that was not more than 30 days past due as of December 31, 2019 and (3) executed between March 1, 2020 and the earlier of 60 days after the date of the termination of the national emergency or January 1, 2022, as amended. At December 31, 2020, there were 176 loans totaling $630.6 million with active short-term payment deferrals or other qualifying CARES Act modifications. These loans continue to be monitored, risk rated, placed on nonaccrual or charged-off in accordance with our customary policies and procedures.

Criticized commercial loans totaled $392.6 million at December 31, 2020, down $188.1 million, or 32%, compared to December 31, 2019. The decrease in commercial criticized loans includes $169.2 million from the energy portfolio, largely attributable to the energy loan sale as well as additional charge-offs and paydowns, and $18.9 million attributable to the nonenergy portfolio. Criticized loans are defined as those having potential weaknesses that deserve management’s close attention (risk-rated special mention, substandard and doubtful), including both accruing and nonaccruing loans. Our commercial nonenergy criticized portfolio, totaling $301.8 million at December 31, 2020, and includes approximately $116.8 million of loans that are in our previously discussed sectors under focus that have been adversely impacted by the pandemic, with the remaining portion diversified as to industry. Commercial nonenergy criticized loans comprised 2.02% of that portfolio at December 31, 2020, excluding PPP loans, down from 2.12% at December 31, 2019. At December 31, 2020, criticized loans in the energy portfolio were $90.9 million, or approximately 30% of that portfolio.

Allowance for Credit Losses

Effective January 1, 2020, the Company adopted the provisions of Accounting Standards Codification (“ASC”) Topic 326, “Financial Instruments - Credit Losses”, commonly referred to as Current Expected Credit Losses or CECL. The provisions of this guidance required a material change to the manner in which we estimate and report credit losses from an incurred loss methodology to one that recognizes at the reporting date, the full amount of expected credit losses for the lifetime of the financial assets, based on historical experience, current conditions and reasonable and supportable forecasts. Our adoption of this guidance was on a modified retrospective approach, which resulted in a cumulative effect adjustment of $76.7 million to allowance for credit losses, consisting of $49.4 million in the allowance for loan losses and $27.3 million in the reserve for unfunded lending commitments. The cumulative effect adjustment is the result of the difference between estimated incurred losses at the adoption date and the forward-looking projected losses over the remaining estimated term of the financial instruments, which was largely driven by our longer-term assets as well as expected future funding of construction lending and certain other revolving products. Refer to Note 1 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements for a description of our CECL methodology and the impact of adoption.

At December 31, 2020, the allowance for credit losses was $480.1 million, consisting of $450.2 million in allowance for loan losses and $29.9 million in the reserve for unfunded lending commitments. The allowance for credit losses was $195.2 million at December 31, 2019, consisting of $191.2 million in funded allowance for loan losses and $4.0 million in the reserve for unfunded lending commitments. The $284.9 million increase in the allowance for credit losses from December 31, 2019, reflects the $76.7 million cumulative effect adjustment upon adoption of CECL and a net reserve build of $208.1 million, which included increases for pandemic-related impacts to the economy, net of the impact of the energy loan sale.

The $208.1 million increase in the December 31, 2020 allowance for credit losses compared to our CECL day one allowance is primarily due to higher collectively evaluated reserves of $220.4 million, partially offset by lower individually evaluated reserves (generally used for nonperforming loans and loans modified in a troubled debt restructuring) of $12.3 million, down largely due to the energy loan sale. The Company probability-weighted three Moody’s macroeconomic scenarios in the calculation of our collectively evaluated allowance for credit losses. The baseline scenario was weighted most heavily at 65% and the downside slower near-term growth S-2 scenario and downside recessionary scenario S-3 scenario were weighted 25% and 10%, respectively, to incorporate reasonably possible alternative economic outcomes. All three economic scenarios utilized reflect a gradual recovery from the recessionary first half of 2020; however, each downside scenario has varying degrees of severity of the COVID-19 pandemic in 2021 and duration of recovery. The baseline scenario reflects what we believe to be the most likely outcome, and, therefore was given the greatest probability weighting, and the alternative scenarios reflect reasonably possible outcomes due to the uncertainty in the economy in the near-term.

The December 2020 baseline forecast used in our analysis assumes that the new cases of COVID-19 peaked in late December 2020 and does not include new widespread business closures. In this scenario, a vaccine is expected to be widely available in February 2021 and cases are expected to abate by September 2021. Positive job numbers reported to-date have led to a slightly quicker recovery in the U.S. job market than forecasted in the September baseline scenario. This scenario also includes the $900 billion fiscal stimulus package passed in December 2020 to aid in the recovery. Additional information on the December baseline forecast is provided in the “Economic Outlook and Ongoing Impact of COVID-19” of this document. The slower near-term growth S-2 forecast reflects a slower economic recovery than the baseline forecast, with a delay in the widespread availability of the vaccine until May 2021 and a delay in the abatement of coronavirus cases to November 2021. This forecast assumes that restrictions on travel and business wind down somewhat more slowly, resulting in higher unemployment rates than the baseline scenario in the reasonable and supportable period. Sustained recovery does not occur until after cases abate in the fourth quarter of 2021.  The recessionary S-3 forecast assumes a double-dip recession for the first three quarters of 2021, with a delay in the widespread availability of the vaccine until July 2021 and a delay in the abatement of coronavirus cases in February 2022. The prolonged impact of the coronavirus pandemic results in higher unemployment and business bankruptcies than the baseline scenario in the reasonable and supportable period. Sustained recovery does not occur until after cases abate in the first quarter of 2022.

Our allowance for credit loss coverage to total loans remains strong at 2.20% at December 31, 2020, or 2.42% when excluding SBA guaranteed PPP loans, compared to the CECL day one coverage of 1.28%, and reflects the economic impact of the pandemic on our market. The allowance coverage under the incurred loss methodology at December 31, 2019 was 0.92%.

The allowance for credit losses on the commercial nonenergy portfolio increased to $363.9 million, or 2.15% of that portfolio, at December 31, 2020 compared to the January 1, 2020 allowance (reflecting the adoption of CECL) of $156.9 million, or 1.04%. The increase in the allowance on this portfolio is due to the economic impacts of the coronavirus pandemic, particularly on loans to borrowers within industries heavily impacted by widespread shutdowns, reduced travel and other limitations on activity, such as hospitality and tourism, which includes hotels, restaurants, and bars; certain nonessential healthcare; and certain types of retail outlets and lessors of real estate to entities in those industries. The allowance for credit losses on the energy portfolio decreased to $19.6 million, or 6.36% of that portfolio, compared to the January 1, 2020 allowance of $46.3 million, or 4.81%. The decrease in allowance reflects both the reserve release following the loan sale in the second quarter of 2020 and a continued strong reserve on the remaining portfolio due to the volatility in energy prices and depressed global demand due to the coronavirus pandemic. Our residential mortgage reserve for credit losses increased to $48.9 million, or 1.83%, at December 31, 2020, compared to $33.3 million, or 1.11%, at January 1, 2020, due primarily to expected impact of the coronavirus pandemic. Our allowance for credit losses on the consumer portfolio was $47.8 million, or 2.57 % at December 31, 2020, compared to $35.5 million, or 1.64 % at January 1, 2020, due primarily to expected impact of the coronavirus pandemic.

Net charge-offs during 2020 were $394.8 million, or 1.78% of average total loans, up from net charge-offs of $47.0 million, or 0.23% of average total loans, for the year ended December 31, 2019. Net charge-offs in 2020 included a $242.6 million charge related to the energy loan sale and net charge-offs in 2019 included a $9.0 million net fraud related charge for an equipment finance credit. Energy net charge-offs contributed $308.4 million, and $10.1 million to total losses for the years ended December 31, 2020 and 2019, respectively. Commercial nonenergy net charge-offs increased $64.5 million during 2020 to $86.2 million, primarily as a result of the economic impact of the pandemic. Residential mortgage net recovery in 2020 was $1.1 million compared to net charge-offs in 2019 of $0.4 million. Consumer net charge-offs were down $3.2 million in 2020 to $11.6 million.

The following table sets forth activity in the allowance for loan losses for the periods indicated:

TABLE 17. Summary of Activity in the Allowance for Credit Losses

	December 31,
(in thousands)	2020	2019	2018
Provision and Allowance for Credit Losses
Allowance for Loan Losses:
Allowance for loan losses at beginning of period	$191,251	$194,514	$217,308
Loans charged-off:
Commercial non real estate	387,172	39,600	40,069
Commercial real estate - owner occupied	1,828	137	8,059
Total commercial & industrial	389,000	39,737	48,128
Commercial real estate - income producing	2,512	32	1,633
Construction and land development	400	7	334
Total Commercial	391,912	39,776	50,095
Residential mortgages	326	846	614
Consumer	17,219	18,455	23,913
Total charge-offs	409,457	59,077	74,622
Recoveries of loans previously charged-off:
Commercial non real estate	6,032	6,940	14,385
Commercial real estate - owner occupied	763	306	317
Total commercial & industrial	6,795	7,246	14,702
Commercial real estate - income producing	46	569	221
Construction and land development	846	140	96
Total commercial	7,687	7,955	15,019
Residential mortgages	1,400	480	2,179
Consumer	5,584	3,645	5,162
Total recoveries	14,671	12,080	22,360
Total net charge-offs	394,786	46,997	52,262
Provision for loan losses	604,301	43,734	36,116
Decrease in allowance as a result of sale of subsidiary	—	—	(6,648)
Cumulative effect of change in accounting principle	49,411	—	—
Allowance for loan losses at end of period	$450,177	$191,251	$194,514
Reserve for Unfunded Lending Commitments:
Reserve for unfunded lending commitments at beginning of period	$3,974	$—	$—
Cumulative effect of change in accounting principle	27,330	—	—
Provision for losses on unfunded lending commitments	(1,397)	3,974	—
Reserve for unfunded lending commitments at end of period	$29,907	$3,974	$—
Total Allowance for Credit Losses	$480,084	$195,225	$194,514
Total Provision for Credit Losses	$602,904	$47,708	$36,116
Coverage ratios:
Allowance for loan losses to period end loans	2.07%	0.90%	0.97%
Allowance for credit loss to period end loans	2.20%	0.92%	0.97%
Charge-offs ratios
Gross charge-offs to average loans	1.85%	0.29%	0.39%
Recoveries to average loans	0.07%	0.06%	0.12%
Net charge-offs to average loans	1.78%	0.23%	0.27%
Net Charge-offs to average loans by portfolio:
Commercial non real estate	3.77%	0.38%	0.31%
Commercial real estate - owner occupied	0.04%	(0.01)%	0.35%
Total commercial & industrial	2.97%	0.29%	0.31%
Commercial real estate - income producing	0.08%	(0.02)%	0.06%
Construction and land development	(0.04)%	(0.01)%	0.02%
Total Commercial	2.22%	0.21%	0.24%
Residential mortgages	(0.04)%	0.00%	(0.06)%
Consumer	0.57%	0.70%	0.89%

An allocation of the loan loss allowance by major loan category is set forth in the following table. The January 1, 2020 allowance reflects the allowance upon adoption of CECL, whereas the December 31, 2019 allowance is under the previous incurred loss methodology.

TABLE 18. Allocation of Allowance for Loan Losses by Category

	December 31,		January 1,		December 31,
	2020		2020		2019
($ in thousands)	Allowance for Loan Losses	% of Total Allowance	Allowance for Loan Losses	% of Total Allowance	Allowance for Loan Losses	% of Total Allowance
Commercial non-real estate	$149,693	33	$106,188	44	$106,432	55
Commercial real estate - owner occupied	69,134	15	25,854	11	10,977	6
Total commercial & industrial	218,827	48	132,042	55	117,409	61
Commercial real estate - income producing	109,474	24	28,156	12	20,869	11
Construction and land development	26,462	6	16,828	7	9,350	5
Residential mortgages	48,842	11	33,252	14	20,331	11
Consumer	46,572	11	30,384	13	23,292	12
Total	$450,177	100	$240,662	100	$191,251	100

Short-Term Investments

At December 31, 2020, short-term liquidity investments, including interest-bearing bank deposits and federal funds sold, totaled $1.3 billion, an increase of $1.2 billion from December 31, 2019. Average short-term investments for 2020 totaled $583 million, a $392 million increase from $191 million in 2019. The increase in short-term investments is a result of excess liquidity due to increased deposits, excess funds from PPP loan forgiveness and other paydowns and limited loan demand. Short-term liquidity assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors. See further discussion in the “Liquidity” section that follows.

Deposits

Total deposits were $27.7 billion at December 31, 2020, up $3.9 billion, or 16%, from December 31, 2019. Average deposits of $26.2 billion for 2020 were up $2.9 billion, or 13%, over 2019. The increases from 2019 for both end of period and average deposits was primarily pandemic-related, with increases PPP loan proceeds, economic stimulus payments, and overall lower levels of spending.

At December 31, 2020, noninterest-bearing demand deposits were $12.2 billion, up $3.4 billion, or 39%, from December 31, 2019. Noninterest-bearing demand deposits comprised 44% of total deposits at December 31, 2020 and 37% at December 31, 2019.

Interest-bearing transaction and savings accounts of $10.4 billion at December 31, 2020, increased $1.6 billion, or 18%, from December 31, 2019.

Interest-bearing public fund deposits totaled $3.2 billion at December 31, 2020, down $129 million, or 4%, from December 31, 2019. Year-end public fund account balances are subject to annual fluctuations dependent upon a number of factors, including the timing of tax collections. Seasonal cash inflows from public entities in the fourth quarter of each year typically results in higher balances than at other times during the year with subsequent reductions in the first quarter of the following year.

Time deposits other than public funds totaled $1.8 billion at December 31, 2020, down $969 million, or 34%, from December 31, 2019. The decrease is driven primarily by aggressive rate strategy to lower the cost of deposits, including the decision to not renew maturing brokered certificates of deposit. Brokered certificates of deposit declined to $66 million at December 31, 2020 from $168 million at December 31, 2019.

Table 19 sets forth average balances and weighted-average rates paid on deposits for each year in the three-year period ended December 31, 2020, as well as the percentage of total deposits for each category. Table 20 sets forth the maturities of time certificates of deposit greater than $250,000 at December 31, 2020.

TABLE 19. Average Deposits

	2020			2019			2018
($ in millions)	Balance	Rate	Mix	Balance	Rate	Mix	Balance	Rate	Mix
Interest-bearing deposits:
Interest-bearing transaction deposits	$2,166.4	0.20%	8.3%	$1,999.5	0.62%	8.6%	$1,666.4	0.38%	7.5%
Money market deposits	5,311.0	0.39	20.3	4,487.8	1.05	19.3	4,520.1	0.77	20.4
Savings deposits	2,092.4	0.02	8.0	1,796.1	0.02	7.7	1,770.9	0.02	8.0
Time deposits	2,630.8	1.41	10.0	3,682.0	2.00	15.8	3,265.1	1.59	14.7
Public Funds	3,232.1	0.79	12.3	3,078.1	1.76	13.2	2,849.3	1.30	12.9
Total interest-bearing deposits	15,432.7	0.57%	58.9	15,043.5	1.25%	64.6	14,071.8	0.93%	63.5
Noninterest bearing demand deposits	10,779.6		41.1	8,255.9		35.4	8,095.2		36.5
Total deposits	$26,212.3		100.0%	$23,299.4		100.0%	$22,167.0		100.0%

TABLE 20. Maturity of Time Certificates of Deposit greater than or equal to $250,000*

December 31,
(in thousands)	2020
Three months	$281,322
Over three months through six months	163,509
Over six months through one year	189,449
Over one year	89,950
Total	$724,230

*     Includes public fund time deposits

We have estimated that the Bank’s amount of uninsured assessable deposits to be approximately $13.7 billion, using the methodologies and assumptions required for FDIC regulatory reporting.

Short-Term Borrowings

Short-term borrowings totaled $1.7 billion at December 31, 2020, down $1.0 billion from December 31, 2019.  Average short-term borrowings for 2020 totaled $2.0 billion, down $36 million compared to 2019. The decrease in short-term borrowings is the result of utilization of increased liquidity on the balance sheet to pay down higher-rate borrowings. Short-term borrowings are a core portion of the Company’s funding strategy and can fluctuate depending on our funding needs and the sources utilized.

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

TABLE 21. Short-Term Borrowings

	Years Ended December 31,
($ in thousands)	2020	2019	2018
Federal funds purchased:
Amount outstanding at period end	$300	$195,450	$425
Average amount outstanding during period	9,708	49,297	39,968
Maximum amount at any month end during period	330,330	202,933	100,925
Weighted-average interest at period end	0.15%	1.60%	2.00%
Weighted-average interest rate during period	1.15%	2.30%	2.11%
Securities sold under agreements to repurchase:
Amount outstanding at period end	$567,213	$484,422	$428,599
Average amount outstanding during period	600,167	493,344	456,000
Maximum amount at any month end during period	806,645	518,042	500,345
Weighted-average interest at period end	0.14%	0.54%	0.32%
Weighted-average interest rate during period	0.24%	0.52%	0.23%
FHLB borrowings:
Amount outstanding at period end	$1,100,000	$2,035,000	$1,160,104
Average amount outstanding during period	1,368,320	1,399,503	1,694,804
Maximum amount at any month end during period	2,110,000	1,941,774	2,410,258
Weighted-average interest at period end	0.49%	1.17%	2.48%
Weighted-average interest rate during period	0.62%	1.96%	2.02%

The $1.1 billion of FHLB borrowings at December 31, 2020 consists of five fixed rate notes maturing between 2034 and 2035 that are classified as short-term as the FHLB has the option to put (terminate) the advance prior to maturity.

Long-Term Debt

Long-term debt totaled $378.3 million at December 31, 2020, compared to $233.5 million at December 31, 2019. On June 9, 2020, we completed the issuance of subordinated notes payable with an aggregate principal amount of $172.5 million with a stated maturity of June 15, 2060. The notes accrue interest at a fixed rate of 6.25% per annum, with quarterly interest payments that began September 15, 2020. Subject to prior approval by the Federal Reserve, the Company may redeem the notes in whole or in part on any interest payment date on or after June 15, 2025. This debt qualifies as tier 2 capital in the calculation of certain regulatory capital ratios and was issued as part of a de-risking strategy.

Long-term debt also includes subordinated notes payable with an aggregate principal amount of $150 million with a stated maturity of June 15, 2045 with a fixed rate of 5.95% per annum. Subject to prior approval by the Federal Reserve, the Company may redeem these notes in whole or in part on any of its quarterly interest payment dates after June 15, 2020. This debt also qualifies as tier 2 capital in the calculation of certain regulatory capital ratios. The remaining long-term debt is comprised primarily of borrowings associated with tax credit fund activities.

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

Commitments to extend credit totaled $8.1 billion at December 31, 2020.  Commitments to lend include revolving commercial credit lines, non-revolving loan commitments issued mainly to finance the acquisition and development of construction of real property or equipment, and credit card and personal credit lines. The availability of funds under commercial credit lines and loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract, which may include the maintenance of sufficient collateral coverage levels, payment and financial performance, and compliance with other contractual conditions. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Credit card and personal credit lines are generally subject to adjustment or cancellation if the borrower’s credit quality deteriorates. A number of commercial and personal credit lines are used only partially or, in some cases, not at all before they expire, and the total commitment amounts do not necessarily represent our future cash requirements.

Letters of credit totaled $365.5 million at December 31, 2020. A substantial majority of the letters of credit are standby agreements that obligate the Bank to fulfill a customer’s financial commitments to a third party if the customer is unable to perform. The Bank issues standby letters of credit primarily to provide credit enhancement to customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services.

The contract amounts of these instruments reflect our exposure to credit risk. The Bank undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. As of December 31, 2020, the Company has a reserve for unfunded lending commitments of $29.9 million.

The following table shows the commitments to extend credit and letters of credit at December 31, 2020 and 2019 according to expiration date.

TABLE 22. Loan Commitments and Letters of Credit

		Expiration Date
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
December 31, 2020
Commitments to extend credit	$8,106,223	$3,926,618	$1,877,640	$1,432,019	$869,946
Letters of credit	365,510	272,632	80,348	12,530	—
Total	$8,471,733	$4,199,250	$1,957,988	$1,444,549	$869,946

		Expiration Date
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
December 31, 2019
Commitments to extend credit	$7,530,143	$3,316,431	$1,811,564	$1,491,367	$910,781
Letters of credit	393,284	314,425	35,086	43,773	—
Total	$7,923,427	$3,630,856	$1,846,650	$1,535,140	$910,781

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

Risk Categories and Definitions

Consistent with other participants in the financial services industry, the primary risk exposures of the Company are credit, market, liquidity, operational, legal, reputational, and strategic. We have adopted these seven risk categories as outlined by the Federal Reserve Board and other bank regulators to govern the risk management of banks and bank holding companies. Oversight responsibility for these categories is assigned within our risk committee governance structure:

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

Risk Committee Governance Structure

Effective risk management governance requires active oversight, participation, and interaction by senior management and the Board of Directors. Our enterprise risk management framework uses a tiered risk/reward committee structure to facilitate the timely discussion of significant risks, issues and risk mitigation strategies to inform management and the Board’s decision making. Additionally, the committee structure provides ongoing oversight and facilitates escalation within assigned risk committees. Following is a summary of our risk governance structure and related responsibilities:

•

Board risk committees. The Company’s Board of Directors has established a Board Risk Committee and Credit Risk Management Subcommittee of the Board Risk Committee to oversee the effective establishment of a risk governance framework, provide for an independent Credit Review assurance function, ensure the overall corporate risk profile is within its risk appetite, and direct changes or make recommendations to the Board of Directors when determined necessary. Additionally, the Board of Directors has established an Audit Committee to provide independent oversight on the effectiveness of these matters and the Company’s internal control environment. The Board Risk Committee is chaired by an independent director. The Board has designated Ms. Joan Teofilo and Ms. Suzette Kent, independent directors who serve on the Board Risk Committee, as risk management experts.

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

•

Portfolio committees. The Company has three portfolio risk/reward committees focusing on credit (CREDCO), market and liquidity through asset/liability management (ALCO), and operational, legal and compliance (OPCO) risk categories. These committees review and monitor the risk categories in a portfolio context ensuring risk assessment and management processes are being effectively executed to identify and manage risk and direct changes and escalate issues to CAPCO and Board Risk Committees when needed. The committees also monitor the risk portfolios for changes to the Company’s risk profile as well as ensure the risk portfolio is performing within the board-approved risk appetite. Portfolio committees report to CAPCO.

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

Our commercial and industrial portfolio, which includes commercial non-real estate and owner occupied commercial real estate lending is diverse across various industries. We continuously manage our exposure to improve our cross industry diversification, and proactively manage potential impacts to earnings.

Real estate loan levels are monitored throughout the year and the bank currently does not have a commercial real estate concentration as defined by interagency guidelines.

Managing collateral is also an essential component of managing the Bank’s real estate-and non-real estate related credit risk exposure. For real estate-secured loans, third party valuations are obtained at the time of origination, and updated if it is determined that the collateral value has deteriorated or if the loan is deemed to be a problem loan. Property valuations are ordered through, and reviewed by, the Bank’s appraisal department. When deemed necessary, third party valuations may also be obtained for non-real estate collateral based on the same criteria as real estate secured loans. Such valuations, along with anticipated selling costs, are used to determine if there is loan impairment, leading to a recommendation for partial charge off or appropriate allowance allocation.

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

Asset/Liability Management

Asset/liability management consists of quantifying, analyzing and controlling interest rate risk (IRR) to maintain stability in net interest income under varying interest rate environments. The principal objective of asset/liability management is to maximize net interest income while operating within acceptable risk limits established for interest rate risk and maintaining adequate levels of liquidity. Our net earnings are materially dependent on our net interest income.

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

The following table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in rates at December 31, 2020. Shifts are measured in 100 basis point increments in a range from -500 to +500 basis points from base case, with +100 through +300 basis points presented in Table 23.  Our interest rate sensitivity modeling incorporates a number of assumptions including loan and deposit repricing characteristics, the rate of loan prepayments and other factors. The base scenario assumes that the current interest rate environment is held constant over a 24-month forecast period and is the scenario to which all others are compared in order to measure the change in net interest income. Policy limits on the change in net interest income under a variety of interest rate scenarios are approved by the Board of Directors.  All policy scenarios assume a static volume forecast where the balance sheet is held constant, although other scenarios are modeled.

TABLE 23. Net Interest Income (te) at Risk

		Estimated Increase in NII
Change in Interest Rates		Year 1	Year 2
(basis points)
+	100	3.95%	6.47%
+	200	8.62%	14.13%
+	300	13.19%	21.55%

The results indicate a general asset sensitivity across most scenarios driven primarily by repricing in variable rate loans and a funding mix which is composed of material volumes of non-interest bearing and lower rate sensitive deposits. Elevated levels of short-term investments at year-end also contributed to the overall level of asset sensitivity report. When deemed prudent, management has taken actions to mitigate exposure to interest rate risk with on- or off-balance sheet financial instruments and intends to do so in the future. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes.

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

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). In November 2020, the administrator of LIBOR announced it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one week and two month LIBOR offered rates will cease after December 31, 2021; but, the publication of the remaining LIBOR offered rates will continue until June 30, 2023. Given consumer protection, litigation, and reputation risks, the bank regulatory agencies have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks and that they will examine bank practices accordingly. Therefore, the agencies encouraged banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021.

It is not possible to predict what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments. In particular, regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee (ARRC)) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., AMERIBOR or the Secured Overnight Financing Rate (SOFR) as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.

We have a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR has resulted in and could continue to result in added costs and employee efforts and could present additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies.

Management has established a LIBOR Transition Working Group (the “Group”) whose purpose is to direct the overall transition process for the Company. The Group is an internal, cross-functional team with representatives from business lines, support and control functions and legal counsel. Beginning in the third quarter of 2019, key provisions in our loan documents were modified to ensure new and renewed loans include appropriate pre-cessation trigger language and LIBOR fallback language for transition from LIBOR to the new benchmark when such transition occurs. All direct exposures resulting from existing financial contracts that mature after 2021 have been inventoried and are monitored on an ongoing basis. Remediation of these exposures will be consistent with industry timing. The Group has also inventoried indirect LIBOR exposures within the Company's systems, models and processes. The results of this assessment will drive development and prioritization of remediation plans, and the Group is continuing to monitor developments and taking steps to ensure readiness when the LIBOR benchmark rate is discontinued. Failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

At December 31, 2020, approximately 30% of our loan portfolio consisted of variable rate loans tied to LIBOR, along with related derivatives and other financial instruments.

Liquidity

Liquidity management ensures that funds are available to meet the cash flow requirements of our depositors and borrowers, while also meeting the operating, capital and strategic cash flow needs of the Company, the Bank and other subsidiaries. As part of the overall asset and liability management process, liquidity management strategies and measurements have been developed to manage and monitor liquidity risk. The Company enacted strategies in 2020 to strengthen liquidity through various measures to ensure funds are available to meet the needs of our day to day operations and those of our customers during the unprecedented period of disruption in financial and credit markets resulting from the pandemic.  At December 31, 2020, we had $17.5 billion in net available sources of funds, summarized as follows:

TABLE 24. Net Available Sources of Funds

	December 31, 2020
(in millions)	Total Available	Amount Used	Net Availability
Internal Sources
Free securities, cash and other	$4,312	$—	$4,312
External Sources
Federal Home Loan Bank	5,975	2,585	3,390
Federal Reserve Bank	4,364	—	4,364
Brokered deposits	4,155	14	4,141
Other	1,243	—	1,243
Total Liquidity	$20,049	$2,599	$17,450

TABLE 25. Liquidity Metrics

	2020	2019	2018
Free securities / total securities	54.21%	47.27%	41.39%
Core deposits / total deposits	97.14%	93.54%	90.47%
Wholesale funds / core deposits	7.85%	13.99%	14.53%
Average loans / average deposits	84.57%	87.47%	87.42%

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities and repayments of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window. Management has established an internal target for the ratio of free securities to total securities to be 20% or more. As shown in Table 25 above, our ratios of free securities to total securities were 54.21% and 47.27%, respectively, at December 31, 2020 and 2019. Securities and FHLB letters of credit are pledged as collateral related to public funds and repurchase agreements. The total pledged securities of $3.4 billion at December 31, 2020 were up $77 million compared to December 31, 2019.

The liability portion of the balance sheet provides liquidity mainly through the ability to use cash sourced from various customers’ interest-bearing and noninterest-bearing deposit accounts and sweep accounts. At December 31, 2020, deposits totaled $27.7 billion, an increase of $3.9 billion, or 16%, from December 31, 2019. This increase was largely attributable to the increase in noninterest-bearing deposits following the funding of PPP loans deposited into business accounts, the issuance of government stimulus payments to our retail customers and overall reduced spending.  Core deposits represent total deposits excluding certificates of deposits (“CDs”) of $250,000 or more and brokered deposits. The ratio of core deposits to total deposits was 97.14% at December 31, 2020, compared to 93.54% at December 31, 2019. Core deposits totaled $26.9 billion at December 31, 2020, an increase of $4.6 billion from December 31, 2019. Brokered deposits totaled $66 million as of December 31, 2020 compared to $168 million at December 31, 2019. Brokered deposits declined as brokered certificates that matured were not reissued as part of our effort to utilize excess liquidity.  The use of brokered deposits as a funding source is subject of certain policies regarding the amount, term and interest rate.

Beginning in the second quarter of 2020, the Bank implemented a reciprocal deposit program that allows depositors to place their uninsured deposits with other FDIC insured financial institutions in order to obtain FDIC insurance on those deposits, and allows us to reciprocate those deposits. To-date, there has been only minimal activity in this program.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. In addition to funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At December 31, 2020, the Bank had borrowed $1.1 billion from the FHLB and had approximately $3.4 billion remaining available under this line.  The Bank also has unused borrowing capacity at the Federal Reserve’s discount window of approximately $4.4 billion.  There were no outstanding borrowings with the Federal Reserve at December 31, 2020 and December 31, 2019, or at any point during the years then ended.

Wholesale funds, comprised of short-term borrowings, long-term debt and brokered deposits were 7.85% of core deposits at December 31, 2020 and 13.99% at December 31, 2019. Wholesale funds totaled $2.1 billion at December 31, 2020, a decrease of $1.0 billion from December 31, 2019. As previously discussed, core deposits at December 31, 2020 increased $4.6 billion compared to December 31, 2019. The Company has established an internal target for wholesale funds to be less than 25% of core deposits.

Another key measure the Company uses to monitor its liquidity position is the loan to deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding).  The loan-to-deposit ratio measures the amount of funds the Company lends for each dollar of deposits on hand. Our average loan-to-deposit ratio was 84.57% for 2020 compared to 87.47% in 2019. Management has established a target range for the loan to deposit ratio of 87% to 89%, but may operate outside that range under certain circumstances.

Dividends received from the Bank have been the primary source of funds available to the Parent Company for the payment of dividends to our stockholders and for servicing its debt. The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends that the Bank can distribute to the Parent Company, as described in Note 12 to the consolidated financial statements, “Stockholders’ Equity.” The Parent targets cash and other liquid assets to provide liquidity in an amount sufficient to fund approximately four quarters of anticipated common stockholder dividends, but will temporarily operate below that level if a return to the target can be achieved in the near-term. On June 9, 2020, the Parent completed the issuance of subordinated note payable with an aggregate principal amount of $172.5 million, providing additional liquidity that can be used by the Parent or to provide capital to the Bank, if deemed appropriate.

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

CONTRACTUAL OBLIGATIONS

The following table summarizes all significant contractual obligations as of December 31, 2020, according to payments due by period. Obligations under deposit contracts and short-term borrowings are not included. The maturities of time deposits in amounts greater than $250,000 are presented in Table 20. Purchase obligations represent legal and binding contracts to purchase services and goods that cannot be settled or terminated without paying substantially all of the contractual amounts.

TABLE 26. Contractual Obligations

	Payment due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$1,037,967	$35,416	$52,088	$61,862	$888,601
Operating lease obligations	166,366	17,608	32,869	24,489	91,400
Purchase obligations	124,742	89,927	28,830	5,985	—
Total	$1,329,075	$142,951	$113,787	$92,336	$980,001

CAPITAL RESOURCES

The Company currently has a strong capital position which is vital to continued profitability, promotes depositor and investor confidence, and provides a solid foundation for economic downturns, future growth and flexibility in addressing strategic opportunities. Stockholders’ equity totaled $3.4 billion at December 31, 2020 compared to $3.5 billion at December 31, 2019. The $28.7 million decrease is attributable to the net operating loss for the year of $45.2 million, dividends of $95.6 million and the cumulative effect of adopting the CECL standard of $44.1 million. These declines were partially offset by a gain of $134.8 million in other comprehensive income largely related to the market adjustment on the available for sale securities portfolio and cash flow hedges and other stock-based compensation and stock repurchase activity.

At December 31, 2020, the Company’s tangible common equity ratio was 7.64%, compared to 8.45% at December 31, 2019. The decrease from 2019 is primarily attributable to a relatively flat tangible equity compared to the significant growth in tangible assets, which was largely driven by the origination of low-risk SBA guaranteed PPP loans. Following the de-risking strategies executed during the first half of 2020 that included the sale of a large portion of our energy exposure at a loss, the Tangible Common Equity ratio declined below management’s internal target of at least 8.00%; however, the ratio continued to improve during the second half of the year.

The primary quantitative measures that regulators use to gauge capital adequacy are the ratios of Total, Tier 1 and Common Equity Tier 1 regulatory capital to risk-weighted assets (risk-based capital ratios) and the ratio of Tier 1 capital to average total assets (Leverage ratio). The Federal Reserve Board’s final rule implementing the Basel III regulatory capital framework and related changes per the Dodd-Frank Act established the Basel III minimum regulatory capital requirements for all organizations for Total, Tier 1 and Common Equity Tier 1 risk-based capital ratios equal to 8.00%, 6.00%, and 4.5%, respectively, as well as set a conservation buffer of 2.5% and a Leverage ratio of 4.0%. Based on capital ratios as of December 31, 2020 using Basel III definitions, the Company and the Bank exceeded all capital requirements of the rule. The Company and the Bank have established internal target ranges for Total, Tier 1 and Common Equity Tier 1 risk-based capital ratios and the leverage ratio. At December 31, 2020, each of these capital ratios fell within their respective target range.

At December 31, 2020, our regulatory capital ratios were well in excess of current regulatory minimum requirements, including the conservatism buffers, by at least $500 million. Additionally, both the Company and the Bank were considered “well capitalized” by regulatory agencies.  The following table shows the Company’s capital ratios for the past five years. Note 12 – Stockholders’ Equity to the consolidated financial statements provides additional information about the Bank’s regulatory capital ratios.

The following table shows the Company’s regulatory capital ratios as calculated under current rules for the indicated periods.  The capital ratios at December 31, 2020 reflect the election to use the interim final five-year transition rule issued on March 27, 2020 available for institutions required to adopt CECL as of January 1, 2020. The new CECL transition rule allows for the option to delay for two years the estimated impact of CECL on regulatory capital (0%), followed by a three-year transition (25% in 2022, 50% in 2023, 75% in 2024, and 100% thereafter). In addition, the two-year delay also includes the full impact of January 1, 2020 cumulative effect impact plus an estimated impact of CECL calculated quarterly as 25% of the current ACL over the January 1, balance (modified transition amount). The modified transition amount is recalculated quarterly, with the December 31, 2021 impact carrying through remaining three-year transition. The election to use the revised final CECL transition rules favorably impacted our leverage ratio upon adoption by 19 bps and our Total, Tier 1 and Common Equity Tier 1 risk-based capital ratios by 22 bps.  See further discussion of CECL and the impact of adoption in Note 1 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements in Item 8 – “Financial Statements and Supplementary Data” of this document.

TABLE 27.  Risk-Based Capital and Capital Ratios

(in thousands)	2020	2019	2018	2017	2016
Common equity tier 1 capital	$2,534,049	$2,584,162	$2,391,762	$2,214,723	$2,184,812
Additional tier 1 capital	—	—	—	—	—
Tier 1 capital	2,534,049	2,584,162	2,391,762	2,214,723	2,184,812
Tier 2 capital	621,643	345,225	344,514	367,308	379,418
Total capital	$3,155,692	$2,929,387	$2,736,276	$2,582,031	$2,564,230
Risk-weighted assets	$23,872,707	$24,611,706	$22,814,154	$21,695,628	$19,404,265
Ratios
Leverage (Tier 1 capital to average assets)	7.88%	8.76%	8.67%	8.43%	9.56%
Common equity tier 1 capital to risk-weighted assets *	10.61%	10.50%	10.48%	10.21%	11.26%
Tier 1 capital to risk-weighted assets	10.61%	10.50%	10.48%	10.21%	11.26%
Total capital to risk-weighted assets	13.22%	11.90%	11.99%	11.90%	13.21%
Common stockholders' equity to total assets	10.22%	11.33%	10.91%	10.55%	11.34%
Tangible common equity to total assets	7.64%	8.45%	8.02%	7.73%	8.64%

*applies to Bank only

On June 9, 2020, the Parent completed the issuance of subordinated notes with an aggregate principal amount of $172.5 million and a stated maturity of June 15, 2060, that qualify as tier 2 capital in the calculation of certain regulatory capital ratios.

Throughout both 2020 and 2019, the Company paid quarterly dividends of $0.27 per share, for an annual cash dividend rate of $1.08 per share.  The Company intends to pay its next quarterly dividend and is in consultation with its regulators regarding the dividend payment, while the board evaluates the dividend payout policy quarterly.  The Company has paid uninterrupted quarterly dividends to shareholders since 1967.

As of December 31, 2020, PPP loans totaled $2.0 billion. These loans are guaranteed by the SBA, and when meeting certain regulatory criteria, are subject to forgiveness. These loans carry a 0% risk-weighting in the tier 1 and total capital regulatory ratios due to the full guarantee by the SBA. However, these loans are reflected in average assets used to compute tier 1 leverage.

STOCK REPURCHASE PROGRAM

On September 23, 2019, the Company’s board of directors approved a stock buyback program that authorized the Company to repurchase up to 5.5 million shares of its common stock through the expiration date of December 31, 2020. The program allowed the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or as otherwise determined by the Company in one or more transactions. The Company was not obligated to purchase any shares under this program, and the board of directors had the ability to terminate or amend the program at any time prior to the expiration date.

On October 18, 2019, the Company entered into an accelerated share repurchase agreement (“ASR”) with Morgan Stanley & Co. LLC (“Morgan Stanley”) to repurchase $185 million of the Company’s common stock. Pursuant to the ASR, the Company made a $185 million payment to Morgan Stanley on October 21, 2019, and received on the same day an initial delivery of 3.6 million shares of the Company’s common stock. Final settlement of the ASR occurred on March 18, 2020. Pursuant to the terms of the agreement, the Company received cash of approximately $12.1 million and a final delivery of 1.0 million shares.

In January 2020, the Company repurchased 315,851 shares of its common stock at a price of $40.26 in a privately negotiated transaction. In total, the Company repurchased approximately 4.9 million of the 5.5 million authorized shares under the buyback program at an average price of $37.65 per share through both the ASR agreement and the privately negotiated transaction. The Company suspended further repurchase of shares under the program in 2020.

FOURTH QUARTER RESULTS

Net income for the fourth quarter of 2020 was $103.6 million, or $1.17 per diluted common share, compared to $79.4 million, or $0.90, in the third quarter of 2020 and $92.1 million, or $1.03, in the fourth quarter of 2019. The fourth quarter of 2019 included $3.9 million ($.03 per share after-tax impact) of final merger costs associated with the September 2019 acquisition of MidSouth Bancorp, Inc.

Highlights of our fourth quarter of 2020 results (compared to third quarter 2020):

•	Implemented tax strategies that added approximately $0.21 to fourth quarter diluted earnings per share
•	Pre-tax pre-provision net revenue increased $4.3 million to $130.6 million, with revenue up $1.7 million and operating expense down $2.6 million
•	Net interest margin (te) remained steady at 3.22%, down 1 bp from the third quarter of 2020
•	Nonperforming loans declined $37 million, or 20%, and Criticized commercial loans declined $19 million, or 5%
•	Common equity tier 1 ratio was up 31 bps to 10.61%
•	Tangible common equity ratio was up 11 bps to 7.64%
•	Loans decreased $450 million driven by $318 million in net PPP loan forgiveness
•	Deposits increased $667 million primarily as a result of stimulus funds and seasonal year-end inflows

Total loans at December 31, 2020 were $21.8 billion, a decrease of $450 million, or 2%, from September 30, 2020. Loan growth in the Company’s commercial markets was offset by the PPP loan forgiveness and net declines in other amortizing loan portfolios, such as our indirect lending portfolio that is in run-off. Management expects loans to decline again in the first quarter of 2021, as significantly more PPP loans are forgiven and opportunities for new organic growth remain low. The Company will participate in the extended CARES Act PPP program and expects new loan growth to partially offset the declines noted above.

Total deposits at December 31, 2020 were $27.7 billion, up $667 million, or 2%, from September 30, 2020. The increase, almost half of which was in noninterest bearing deposits, was primarily driven by pandemic-related deposit growth and a seasonal increase in public funds.

Noninterest-bearing deposits totaled $12.2 billion at December 31, 2020, up $318 million, or 3%, from September 30, 2020 and comprised 44% of total deposits at December 31, 2020. Interest-bearing transaction and savings deposits totaled $10.4 billion at December 31, 2020, up $442 million, or 4%, compared to September 30, 2020.

Time deposits of $1.8 billion decreased $152 million, or 8%, from September 30, 2020.  The decrease in time deposits reflects a decrease in brokered deposits of $91 million and a decrease in retail CDs of $61 million. Interest-bearing public fund deposits increased $59 million, or 2%, to $3.2 billion at December 31, 2020. The increase in public funds is seasonal and primarily related to year-end tax collections by local municipalities. Typically, these balances begin to runoff in the first quarter of each year.

The provision for loan losses recorded in the fourth quarter of 2020 was $24.2 million, down slightly from $25.0 million in the third quarter of 2020. Net charge-offs were $24.3 million, or 0.44% of average total loans on an annualized basis in the fourth quarter of 2020, compared to $24.0 million, or 0.43% of average total loans, for the third quarter of 2020. Our credit loss outlook was unchanged compared to prior quarter and allowance for credit loss reserves were relatively flat. For the first quarter of 2021, we expect a provision for credit losses in the range of $10 million to $15 million, which could be lower depending on non-PPP loan growth and other factors. We also expect that net charge-offs could exceed provision expense.

Net interest income (te) for the fourth quarter of 2020 was $241.4 million, up $3.0 million from the third quarter of 2020.  The increase in net interest income was primarily from an increase in earning assets, as well as a lower cost of deposits, driving down interest expense. The net interest margin (te) remained stable at 3.22%, down 1bp in the fourth quarter as the compression in our earning asset yield was mostly offset by the lower cost of funds. We expect the net interest margin to compress in the first quarter of 2021 due to high levels of excess liquidity and net PPP activity (forgiveness versus funding).

Noninterest income totaled $82.4 million for the fourth quarter of 2020, down $1.4 million, or 2%, from the third quarter of 2020. Improvement was noted in many fee categories with increased economy activity and consumer spending. Service charges were up $1.4 million, or 8%. Secondary mortgage operations totaled $11.5 million for the fourth quarter, down $1.4 million, from the third quarter, as refinancing activity slowed from peak levels earlier this year, but remain elevated compared to pre-pandemic levels. Other noninterest income was down $1.9 million from the third quarter, primarily due to lower specialty income. We expect noninterest income to be down in the first quarter of 2021 compared to the fourth quarter of 2020 due to anticipated lower levels of specialty income and secondary mortgage fees.

Noninterest expense of $193.1 million, declined $2.6 million from the third quarter of 2020. The primary driver of the decrease was personnel expense, which was down $5.6 million, or 5%, related to efficiency measures taken to-date, including staff attrition and branch closures. This decrease was partially offset by an increase in other expense of $3.0 million, or 6%, mostly attributable to nonrecurring hurricane related expenses and branch closures. We expect first quarter 2021 expenses to be flat to fourth quarter 2020 as efficiency initiatives continue to offset typical beginning of the year increases; this does not include nonrecurring charges for certain initiatives, such as recently announced early retirement packages.

Income tax strategies implemented at year-end led to a $0.3 million income tax benefit for the fourth quarter of 2020. This net benefit reflects the impact of net operating loss carryback provisions included in the CARES Act. The company expects the effective tax rate to return to a normal quarterly range of 18-20% in 2021, absent any changes in tax laws. The effective income tax rate continues to be less than the statutory rate primarily due to tax-exempt income and income tax credits.

The summary of quarterly financial information appearing in Item 8. “Financial Statements and Supplementary Data” provides selected comparative financial information for each of the four quarters of 2020 and 2019.

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

Allowance for Credit Losses

On January 1, 2020, we adopted Accounting Standards Codification (“ASC”) Topic 326, “Financial Instruments – Credit Losses,” commonly referred to as Current Expected Credit Losses or CECL, on a modified retrospective basis. The provisions of this guidance required a material change to the manner in which the Company estimates and reports losses on financial instruments, including loans and unfunded lending commitments, select investment securities, and other assets carried at amortized cost. For reporting periods beginning on or subsequent to January 1, 2020, accounting for credit losses and related disclosures are presented under ASC 326, while prior period results continue to be reported in accordance with previously effective guidance under ASC 310 - Receivables.

The allowance for credit losses (ACL) is comprised of the allowance for loan and lease losses (ALLL), a valuation account available to absorb losses on loans and leases held for investment, and the reserve for unfunded lending commitments, a liability established to absorb credit losses for the expected life of the contractual term of on and off-balance sheet exposures as of the date of the determination. The standard requires that management incorporate an economic forecast for a reasonable and supportable period, which is two years based on our current policy. We utilize third party forecasts that consist of multiple economic scenarios, including a baseline, with a probability distribution of 50% better or worse economic performance and various upside and downside scenarios utilized at an aggregated state (or regional) levels across our footprint or national level, depending on the portfolio. The economic forecasts are generally lagging and may not incorporate all events and circumstances through the financial statement date. The Company’s management considers available forecasts, current events not captured and our specific portfolio characteristics and applies weights to the scenario output based on a best estimate of likely outcomes. During 2020, the United States and global financial markets experienced unprecedented volatility, with significant uncertainty surrounding the COVID-19 pandemic, including varying degrees of economic shutdown and a significant and sustained decline in oil prices. Restrictions aimed at containing the spread of the virus significantly reduced travel and impaired tourism and trade, which has resulted in deterioration in the Gulf Coast economy. Changing economic conditions and resulting government response in the form of interest rate adjustments and stimulus packages have introduced enhanced estimation uncertainty in the forecasts used to estimate expected credit loss. Our credit loss models were built using historical data that may not correlate to economic conditions stemming from the pandemic. The estimate of the life of a loan considers both contractual cash flows as well as estimated prepayments and forecasted draws on unfunded loan commitments that were also built on historical data that may react differently given the current environment. Such forecasted information is inherently uncertain, particularly in the volatile environment resulting from the pandemic. Forecast uncertainty includes the severity of the impact to local and global economic conditions as well as the timing of recovery, among other things. Therefore, actual results may differ significantly from management’s estimates.

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

Goodwill

Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired, or the excess of the fair value of the net liabilities assumed over the consideration received. Goodwill is not amortized but is assessed for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. The impairment test compares the estimated fair value of a reporting unit with its net book value. We have assigned all goodwill to one reporting unit that represents our overall banking operations. The fair value of the reporting unit is estimated using valuation techniques that market participants would use in an acquisition of the whole unit, such as estimated discounted cash flows, the quoted market price of our common stock adjusted for a control premium, and observable average price-to forward-earnings and price-to-tangible book multiples of observed transactions. If the unit’s fair value is less than its carrying value, an estimate of the implied fair value of the goodwill is compared to the goodwill’s carrying value and any impairment recognized.

In the fourth quarter of 2020, we completed the annual goodwill impairment testing as of September 30, 2020, using multiple approaches to measure the fair value of the reporting unit and concluded there was no impairment. These methods included an income approach using the discounted net present value of estimated future cash flows and three market approaches using transaction or price-to-forward earnings multiples, price to tangible book value methodologies using the actual price paid in recent acquisition transactions for similar entities and a market capitalization approach using the Company’s stock price observed during the fourth quarter. The results from each of the approaches were weighted equally, with the valuation of the reporting unit approximately 17% in excess of net book value at September 30, 2020.  Individually no valuation method resulted in estimated fair value less than the Company’s carrying value.

Valuation techniques employed by the Company require significant assumptions. Depending upon the specific approach, assumptions are made regarding the economic environment, expected net interest margins, growth rates, discount rate used to present value future cash flows, control premiums, and price-to-forward earnings and price to-tangible-book-value multiples. Changes to any one of these assumptions could result in significantly different results. Changes in the amount and/or timing of the Company’s expected future cash flows or estimated growth rates, lack of improvement and/or further decline in the price of the Company’s common stock relative to our book value per share, and/or further deterioration in the economic environment beyond current estimates could result in an impairment charge to goodwill in future reporting periods.

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

Accounting for Retirement Benefits

Management makes a variety of assumptions in applying principles that govern the accounting for benefits under the Company’s defined benefit pension plans and other postretirement benefit plans. These assumptions are essential to the actuarial valuation that determines the amounts recognized and certain disclosures it makes in the consolidated financial statements related to the operation of these plans. Two of the more significant assumptions concern the expected long-term rate of return on plan assets and the rate needed to discount projected benefits to their present value. Changes in these assumptions impact the cost of retirement benefits recognized in net income and comprehensive income. Certain assumptions are closely tied to current conditions and are generally revised at each measurement date. For example, the discount rate is reset annually with reference to market yields on high quality fixed-income investments. Other assumptions, such as the rate of return on assets, are determined, in part, with reference to historical and expected conditions over time and are not as susceptible to frequent revision. Holding other factors constant, the cost of retirement benefits will move opposite to changes in either the discount rate or the rate of return on assets. Item 8. “Financial Statements and Supplementary Data—Note 18” provides further discussion on the accounting for retirement and employee benefit plans and the estimates used in determining the actuarial present value of the benefit obligations and the net periodic benefit expense.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s unaudited quarterly results for 2020 and 2019 are presented below.

Summary of Quarterly Results

(Unaudited)

	2020
(in thousands, except per share data)	First	Second	Third	Fourth
Income Statement Data:
Interest income (te) (a)	$280,791	$269,590	$260,232	$260,368
Interest expense	46,155	28,476	21,860	18,967
Net interest income (te)	234,636	241,114	238,372	241,401
Taxable equivalent adjustment	3,448	3,248	3,189	3,115
Net interest income	231,188	237,866	235,183	238,286
Provision for credit losses	246,793	306,898	24,999	24,214
Noninterest income	84,387	73,943	83,748	82,350
Noninterest expense	203,335	196,539	195,774	193,144
Income (loss) before income taxes	(134,553)	(191,628)	98,158	103,278
Income tax expense (benefit)	(23,520)	(74,556)	18,802	(297)
Net income (loss)	$(111,033)	$(117,072)	$79,356	$103,575
For informational purposes - included above, pre-tax
Provision for credit loss associated with energy loan sale	$—	$160,101	$—	$—
Balance Sheet Data:
Period end balance sheet data
Total assets	$31,761,693	$33,215,400	$33,193,324	$33,638,602
Earning assets	28,834,072	30,134,790	30,179,103	30,616,277
Loans	21,515,681	22,628,377	22,240,204	21,789,931
Deposits	25,008,496	27,322,268	27,030,659	27,697,877
Stockholders' equity	3,421,064	3,316,157	3,375,644	3,439,025
Average balance sheet data
Total assets	$30,663,601	$33,136,706	$32,685,430	$33,067,462
Earning assets	27,630,652	30,013,829	29,412,261	29,875,531
Loans	21,234,016	22,957,032	22,407,825	22,065,672
Deposits	24,327,242	26,702,622	26,763,795	27,040,447
Stockholders' equity	3,509,727	3,465,617	3,351,593	3,406,646
Performance Ratios:
Return on average assets	(1.46)%	(1.42)%	0.97%	1.25
Return on average common equity	(12.72)%	(13.59)%	9.42%	12.10
Net interest margin (te)	3.41%	3.23%	3.23%	3.22
Common Shares Data:
Earnings (loss) per share:
Basic	$(1.28)	$(1.36)	$0.90	$1.17
Diluted	$(1.28)	$(1.36)	$0.90	$1.17
Cash dividends per common share	$0.27	$0.27	$0.27	$0.27
Operating pre-provision net revenue (te) (b)
Net interest income	$231,188	$237,866	$235,183	$238,286
Noninterest income	84,387	73,943	83,748	82,350
Total revenue	$315,575	$311,809	$318,931	$320,636
Taxable equivalent adjustment	3,448	3,248	3,189	3,115
Total revenue (te)	$319,023	$315,057	$322,120	$323,751
Noninterest expense	(203,335)	(196,539)	(195,774)	(193,144)
Operating pre-provision net revenue (te)	$115,688	$118,518	$126,346	$130,607

(a)	Taxable equivalent (te) amounts are calculated using a marginal federal income tax rate of 21%.
(b)	For discussion of non-GAAP measures, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Summary of Quarterly Results (continued)

(Unaudited)

	2019
(in thousands, except per share data)	First	Second	Third	Fourth
Income Statement Data:
Interest income (te) (a)	$280,107	$284,096	$286,816	$289,537
Interest expense	(57,029)	(60,510)	(60,225)	(52,801)
Net interest income (te)	223,078	223,586	226,591	236,736
Taxable equivalent adjustment	3,824	3,718	3,652	3,580
Net interest income	219,254	219,868	222,939	233,156
Provision for loan losses	(18,043)	(8,088)	(12,421)	(9,156)
Noninterest income	70,503	79,250	83,230	82,924
Noninterest expense	(175,700)	(183,567)	(213,554)	(197,856)
Income before income taxes	96,014	107,463	80,194	109,068
Income tax expense	16,850	19,186	12,387	16,936
Net income	$79,164	$88,277	$67,807	$92,132
For informational purposes - included above, pre-tax
Merger-related costs	$—	$—	$28,810	$3,856
Balance Sheet Data:
Period end balance sheet data
Total assets	$28,490,231	$28,761,863	$30,543,549	$30,600,757
Earning assets	25,881,559	26,088,759	27,565,973	27,622,161
Loans	20,112,838	20,175,812	21,035,952	21,212,755
Deposits	23,380,294	23,236,042	24,201,299	23,803,575
Stockholders' equity	3,190,575	3,318,915	3,586,380	3,467,685
Average balance sheet data
Total assets	$28,451,548	$28,537,810	$29,148,106	$30,343,293
Earning assets	26,020,447	25,992,894	26,437,613	27,441,459
Loans	20,126,948	20,150,104	20,197,114	21,037,942
Deposits	23,114,139	23,137,563	23,091,355	23,848,374
Stockholders' equity	3,118,051	3,230,503	3,383,738	3,473,693
Performance Ratios:
Return on average assets	1.13%	1.24%	0.92%	1.20
Return on average common equity	10.3%	10.96%	7.95%	10.52
Net interest margin (te)	3.46%	3.45%	3.41%	3.43
Common Shares Data:
Earnings per share
Basic	$0.91	$1.01	$0.77	$1.03
Diluted	$0.91	$1.01	$0.77	$1.03
Cash dividends per common share	$0.27	$0.27	$0.27	$0.27
Operating Pre-Provision Net Revenue (te) (b)
Net interest income	$219,254	$219,868	$222,939	$233,156
Noninterest income	70,503	79,250	83,230	82,924
Total revenue	$289,757	$299,118	$306,169	$316,080
Taxable equivalent adjustment	3,824	3,718	3,652	3,580
Total revenue (te)	$293,581	$302,836	$309,821	$319,660
Noninterest expense	(175,700)	(183,567)	(213,554)	(197,856)
Nonoperating expense	—	—	28,810	3,856
Operating pre-provision net revenue (te)	$117,881	$119,269	$125,077	$125,660

(a)	Taxable equivalent (te) amounts are calculated using a marginal federal income tax rate of 21%.
(b)	For discussion of non-GAAP measures, refer to Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

The Company’s internal control over financial reporting as of December 31, 2020 was audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that internal control over financial reporting was effective as of December 31, 2020.

/s/ John M. Hairston	/s/ Michael M. Achary
John M. Hairston	Michael M. Achary
President & Chief Executive Officer	Senior Executive Vice President & Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
February 26, 2021	February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hancock Whitney Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hancock Whitney Corporation and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for credit losses on certain financial instruments in 2020.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses for the Collectively Evaluated Portfolios

As described in Notes 1 and 4 to the consolidated financial statements, the allowance for credit losses (“ACL”) is comprised of the allowance for loan and lease losses, a valuation account available to absorb losses on loans and leases held for investment, and the reserve for unfunded lending commitments, a liability established to absorb credit losses for the expected life of the contractual term of on and off-balance sheet exposures. As of December 31, 2020, the total allowance for credit losses was $480.1 million on total loans of $21.80 billion. The analysis and methodology for estimating the ACL includes two primary elements: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated for credit loss. Management utilizes internally developed credit models and third party economic forecasts for the calculation of expected credit loss for the collectively evaluated portfolios. Management calculates the collective allowance for a two-year reasonable and supportable forecast period utilizing probability weighted multiple macroeconomic scenarios, and then reverts on a linear basis over four quarters to an average historical loss rate for the remaining term. As disclosed by management, the multiple macroeconomic scenarios include a baseline scenario that reflects what management believes to be the most likely outcome, and, therefore was given the greatest probability weighting, and alternative scenarios that reflect reasonably possible outcomes due to the uncertainty in the economy in the near-term. Qualitative adjustments to the output of quantitative calculations are made when management deems it necessary to reflect differences in current and forecasted conditions as compared to those during the historical loss period used in model development.

The principal considerations for our determination that performing procedures relating to the allowance for credit losses for the collectively evaluated portfolios is a critical audit matter are (i) the significant judgment by management in determining the estimate of the allowance for credit losses, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the application of probability weighted multiple macroeconomic scenarios; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s process for estimating the allowance for credit losses for the collectively evaluated portfolios, including controls over the application of probability weighted multiple macroeconomic scenarios. These procedures also included, among others, testing management’s process for estimating the allowance for credit losses by (i) evaluating the appropriateness of management’s methodology; (ii) testing certain data used in the estimate; and (iii) evaluating the reasonableness of the application of probability weighted multiple macroeconomic scenarios, which also involved the use of professionals with specialized skill and knowledge to assist in performing these procedures to test management’s process.

/s/ PricewaterhouseCoopers LLP

New Orleans, Louisiana

February 26, 2021

We have served as the Company’s auditor since 2009.

Hancock Whitney Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
(in thousands, except per share data)	2020	2019
Assets:
Cash and due from banks	$526,306	$432,104
Interest-bearing bank deposits	1,333,352	109,961
Federal funds sold	434	268
Securities available for sale, at fair value (amortized cost of $5,766,234 and $4,637,610)	5,999,327	4,675,304
Securities held to maturity (fair value of $1,467,581 and $1,611,004)	1,357,170	1,568,009
Loans held for sale	136,063	55,864
Loans	21,789,931	21,212,755
Less: allowance for loan losses	(450,177)	(191,251)
Loans, net	21,339,754	21,021,504
Property and equipment, net of accumulated depreciation of $271,801 and $249,527	380,516	380,209
Right of use assets, net of accumulated amortization of $23,330 and $12,194	110,691	110,023
Prepaid expense	41,443	40,178
Other real estate and foreclosed assets, net	11,648	30,405
Accrued interest receivable	104,268	92,037
Goodwill	855,453	855,453
Other intangible assets, net	86,892	106,807
Life insurance contracts	615,780	608,063
Funded pension assets, net	171,175	185,791
Other assets	568,330	328,777
Total assets	$33,638,602	$30,600,757
Liabilities and Stockholders' Equity:
Deposits:
Noninterest-bearing	$12,199,750	$8,775,632
Interest-bearing	15,498,127	15,027,943
Total deposits	27,697,877	23,803,575
Short-term borrowings	1,667,513	2,714,872
Long-term debt	378,322	233,462
Accrued interest payable	4,315	10,200
Lease liabilities	130,627	127,703
Deferred tax liability, net	49,406	37,721
Other liabilities	271,517	205,539
Total liabilities	30,199,577	27,133,072
Stockholders' equity:
Common stock	309,513	309,513
Capital surplus	1,757,937	1,736,664
Retained earnings	1,291,506	1,476,232
Accumulated other comprehensive income (loss), net	80,069	(54,724)
Total stockholders' equity	3,439,025	3,467,685
Total liabilities and stockholders' equity	$33,638,602	$30,600,757
Preferred shares authorized (par value of $20.00 per share)	50,000	50,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	92,947	92,947
Common shares outstanding	86,728	87,515

See accompanying notes to consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per share data)	2020	2019	2018
Interest income:
Loans, including fees	$907,290	$971,735	$877,875
Loans held for sale	2,622	1,876	946
Securities-taxable	127,629	127,459	124,720
Securities-tax exempt	19,454	20,757	21,951
Short-term investments	986	3,955	2,776
Total interest income	1,057,981	1,125,782	1,028,268
Interest expense:
Deposits	88,261	187,988	130,715
Short-term borrowings	10,042	30,766	36,096
Long-term debt	17,155	11,811	12,619
Total interest expense	115,458	230,565	179,430
Net interest income	942,523	895,217	848,838
Provision for credit losses	602,904	47,708	36,116
Net interest income after provision for credit losses	339,619	847,509	812,722
Noninterest income:
Service charges on deposit accounts	76,659	86,364	85,272
Trust fees	58,191	61,609	55,488
Bank card and ATM fees	68,131	66,976	60,440
Investment and annuity fees and insurance commissions	24,330	26,574	25,348
Secondary mortgage market operations	40,244	19,853	15,632
Net gain on sales of assets	982	593	24,654
Securities transactions	488	—	(25,480)
Other income	55,403	53,938	43,786
Total noninterest income	324,428	315,907	285,140
Noninterest expense:
Compensation expense	379,727	362,083	330,968
Employee benefits	84,332	77,796	73,727
Personnel expense	464,059	439,879	404,695
Net occupancy expense	52,589	50,936	47,795
Equipment expense	19,212	18,393	16,367
Data processing expense	87,823	82,981	74,129
Professional services expense	49,529	45,007	41,579
Amortization of intangibles	19,916	20,844	22,050
Deposit insurance and regulatory fees	18,804	19,512	31,423
Other real estate and foreclosed assets expense (income)	9,555	671	(2,985)
Other expense	67,305	92,454	80,693
Total noninterest expense	788,792	770,677	715,746
Income (loss) before income taxes	(124,745)	392,739	382,116
Income tax expense (benefit)	(79,571)	65,359	58,346
Net income (loss)	$(45,174)	$327,380	$323,770
Earnings (loss) per common share - basic	$(0.54)	$3.72	$3.72
Earnings (loss) per common share - diluted	$(0.54)	$3.72	$3.72
Dividends paid per share	$1.08	$1.08	$1.02
Weighted average shares outstanding-basic	86,533	86,488	85,355
Weighted average shares outstanding-diluted	86,533	86,599	85,521

See accompanying notes to consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2020	2019	2018
Net income (loss)	$(45,174)	$327,380	$323,770
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain/loss on available for sale securities and cash flow hedges	224,337	143,922	(52,757)
Reclassification of net gains (losses) realized and included in earnings	(10,983)	13,429	34,966
Valuation adjustments for employee benefit plans	(37,451)	2,398	(45,198)
Amortization of unrealized net loss on securities transferred to held to maturity	(470)	3,153	3,296
Other comprehensive income (loss) before income taxes	175,433	162,902	(59,693)
Income tax expense (benefit)	40,640	36,917	(13,386)
Other comprehensive income (loss) net of income taxes	134,793	125,985	(46,307)
Comprehensive income	$89,619	$453,365	$277,463

See accompanying notes to consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
					Other
					Comprehensive
	Common Stock		Capital	Retained	Income (Loss),
(in thousands, except parathethical share data)	Shares	Amount	Surplus	Earnings	net	Total
Balance, December 31, 2017	87,903	$292,716	$1,718,117	$1,008,518	$(134,402)	$2,884,949
Net income	—	—	—	323,770	—	323,770
Other comprehensive loss	—	—	—	—	(46,307)	(46,307)
Comprehensive income	—	—	—	323,770	(46,307)	277,463
Cash dividends declared ($1.02 per common share)	—	—	—	(88,838)	—	(88,838)
Common stock activity, long-term incentive plans	—	—	12,482	142	—	12,624
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	3,409	—	—	3,409
Purchase of common stock (200,000 shares)	—	—	(8,267)	—	—	(8,267)
Balance, December 31, 2018	87,903	$292,716	$1,725,741	$1,243,592	$(180,709)	$3,081,340
Net income	—	—	—	327,380	—	327,380
Other comprehensive income	—	—	—	—	125,985	125,985
Comprehensive income	—	—	—	327,380	125,985	453,365
Cash dividends declared ($1.08 per common share)	—	—	—	(94,871)	—	(94,871)
Common stock issued as consideration in business combination	5,044	16,797	177,052	—	—	193,849
Common stock activity, long-term incentive plans	—	—	15,257	131	—	15,388
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	3,614	—	—	3,614
Initial delivery of shares under accelerated share repurchase agreement (3,611,870 shares)	—	—	(138,768)	—	—	(138,768)
Forward contract for accelerated share repurchase agreement	—	—	(46,232)	—	—	(46,232)
Balance, December 31, 2019	92,947	$309,513	$1,736,664	$1,476,232	$(54,724)	$3,467,685
Net loss	—	—	—	(45,174)	—	(45,174)
Other comprehensive income	—	—	—	—	134,793	134,793
Comprehensive income	—	—	—	(45,174)	134,793	89,619
Cash dividends declared ($1.08 per common share)	—	—	—	(95,605)	—	(95,605)
Cumulative effect of change in accounting principle	—	—	—	(44,087)	—	(44,087)
Common stock activity, long-term incentive plans	—	—	17,715	140	—	17,855
Net settlement of accelerated share repurchase agreement (1,001,472 shares)	—	—	12,110	—	—	12,110
Repurchase of common stock (315,851 shares)	—	—	(12,716)	—	—	(12,716)
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	4,164	—	—	4,164
Balance, December 31, 2020	92,947	$309,513	$1,757,937	$1,291,506	$80,069	$3,439,025
See accompanying notes to consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(45,174)	$327,380	$323,770
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30,128	30,902	26,532
Provision for credit losses	602,904	47,708	36,116
(Gain) loss on other real estate and foreclosed assets	9,581	626	(3,355)
Deferred tax expense (benefit)	(20,716)	47,100	45,214
Increase in cash surrender value of life insurance contracts	(19,244)	(16,158)	(7,850)
Gain on sale of Visa Class B common shares	—	—	(33,229)
(Gain) loss on sale of securities available for sale	(488)	—	25,480
(Gain) loss on the sale of loans and leases	(1,203)	(619)	6,991
Loss on disposal of other assets	3,159	1,109	3,042
Net (increase) decrease in loans held for sale	(77,544)	(27,773)	11,986
Net amortization of securities premium/discount	43,226	32,166	33,161
Amortization of intangible assets	19,916	20,844	22,050
Stock-based compensation expense	21,107	20,902	19,793
Net change in liability from variation margin collateral	(80,290)	(21,326)	(1,025)
Contribution to pension plan	—	(100,000)	(39,000)
Increase (decrease) in interest payable and other liabilities	4,687	19,573	(8,372)
Increase in other assets	(111,094)	(22,556)	(13,811)
Other, net	(23,764)	(7,929)	1,691
Net cash provided by operating activities	355,191	351,949	449,184

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows—(Continued)

	Years Ended December 31,
(in thousands)	2020	2019	2018
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	$211,919	$268,413	$455,162
Proceeds from maturities of securities available for sale	1,001,720	294,681	327,141
Purchases of securities available for sale	(2,371,954)	(1,010,805)	(629,976)
Proceeds from maturities of securities held to maturity	218,205	417,520	359,312
Purchases of securities held to maturity	(20,884)	(183,626)	(375,770)
Net (increase) decrease in short-term investments	(1,223,557)	281,251	(18,710)
Proceeds from sale of loans and leases	328,958	112,048	166,462
Net increase in loans	(1,296,136)	(555,008)	(1,358,077)
Purchase of life insurance contracts	—	(32,788)	(1,822)
Proceeds from the sale of Visa Class B shares	—	—	42,858
Purchases of property and equipment	(37,869)	(42,716)	(50,664)
Proceeds from sales of other real estate	17,923	30,658	17,214
Cash acquired in stock-based business combination	—	28,059	—
Consideration (paid) received in business combination	—	(1,112)	141,769
Proceeds from the sale of business, net of cash sold	—	—	77,648
Other, net	(5,797)	(65,597)	551
Net cash used in investing activities	(3,177,472)	(459,022)	(846,902)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	3,894,302	(627,557)	679,669
Net increase (decrease) in short-term borrowings	(1,047,359)	1,058,748	(114,762)
Repayments of long-term debt	(308)	(14,222)	(90,216)
Issuance of long-term debt, net of issuance costs	166,425	20,846	20,610
Dividends paid	(95,605)	(94,871)	(88,838)
Payroll tax remitted on net share settlement of equity awards	(4,530)	(6,295)	(8,695)
Cash (received) paid under accelerated share repurchase agreement	12,110	(185,000)	—
Other repurchases of common stock	(12,716)	—	(8,267)
Proceeds from exercise of stock options	—	542	1,232
Proceeds from dividend reinvestment and stock purchase plan	4,164	3,614	3,409
Net cash provided by financing activities	2,916,483	155,805	394,142
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	94,202	48,732	(3,576)
CASH AND DUE FROM BANKS, BEGINNING	432,104	383,372	386,948
CASH AND DUE FROM BANKS, ENDING	$526,306	$432,104	$383,372

SUPPLEMENTAL INFORMATION
Income taxes paid	$17,465	$28,288	$7,283
Interest paid	121,343	232,456	175,382

SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$6,420	$21,285	$22,393

See accompanying notes to consolidated financial statements.

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

DESCRIPTION OF BUSINESS

Hancock Whitney Corporation (the “Company”) is a financial services company headquartered in Gulfport, Mississippi that is both a financial holding company and a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company provides a comprehensive network of full-service financial choices to customers primarily in the Gulf South region through its bank subsidiary, Hancock Whitney Bank (the “Bank”), a Mississippi state bank.  The Bank offers a broad range of traditional and online banking services to commercial, small business and retail customers, providing a variety of transaction and savings deposit products, treasury management services, secured and unsecured loan products (including revolving credit facilities), and letters of credit and similar financial guarantees. The Bank also provides trust and investment management services to retirement plans, corporations and individuals. The Company also offers investment brokerage services through its broker-dealer subsidiary, Hancock Whitney Investment Services, Inc., a nonbank subsidiary of the holding company. The Company primarily operates across the Gulf South region, including southern and central Mississippi; southern and central Alabama; southern, central and northwest Louisiana; the northern, central, and panhandle regions of Florida; and the certain areas of east and northeast Texas including Houston, Beaumont and Dallas, among others. In addition, the Company operates a loan production office in Nashville, Tennessee.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the U.S. (U.S. GAAP) and those generally practiced within the banking industry. Following is a summary of the more significant accounting policies.

On January 1, 2020, the Company adopted Accounting Standards Codification (“ASC”) Topic 326, “Financial Instruments – Credit Losses,” commonly referred to as Current Expected Credit Losses or CECL, on a modified retrospective basis. The provisions of this guidance required a material change to the manner in which the Company estimates and reports losses on financial instruments, including loans and unfunded lending commitments, select investment securities, and other assets carried at amortized cost. For reporting periods beginning on or subsequent to January 1, 2020, accounting for credit losses and related disclosures are presented under ASC 326, while prior period results continue to be reported in accordance with previously effective guidance under ASC 310 - Receivables. Refer to the discussion entitled Recent Accounting Pronouncements later in this note for a discussion of accounting standards adopted during the year ended December 31, 2020 and the impact to the Company’s financial statements.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all other entities in which the Company has a controlling interest. Variable interest entities for which the Company has been deemed the primary beneficiary are also consolidated. Significant intercompany transactions and balances have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

Business Combinations

Business combinations are accounted for under the purchase method of accounting. Purchased assets, including identifiable intangibles, and assumed liabilities are recorded at their respective acquisition date fair values. If the fair value of net assets purchased exceeds the consideration given, a bargain purchase gain is recognized. If the consideration given exceeds the fair value of the net assets received or if the fair value of the net liabilities assumed exceeds the consideration received, goodwill is recognized. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Acquisition costs are expensed as incurred.

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

Available for sale securities are stated at fair value. Unrealized holding gains and unrealized holding losses, are reported net of tax in other comprehensive income and in accumulated other comprehensive income (“AOCI”) until realized.

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

Premiums and discounts on securities, both those held to maturity and those available for sale, are amortized and accreted to income as an adjustment to the securities’ yields using the effective interest method. Realized gains and losses on the sale of securities are reported net as a component of noninterest income. The cost of securities sold is specifically identified for use in calculating realized gains and losses.

Credit Losses on Securities

As noted, the Company adopted the provisions of ASC 326, or CECL, on January 1, 2020. The provisions of ASC 326 require an assessment of held to maturity debt securities for expected credit losses and the available for sale debt securities for credit-related impairment, resulting in an allowance for credit losses, if applicable. The Company applies the practical expedient to exclude the accrued interest receivable balance from amortized cost basis of financing receivables. The allowance for credit losses on held to maturity debt securities is estimated at the individual security level when there is a more than inconsequential risk of default. The assessment uses probability of default and loss given default models based on public ratings, where available, or mapped internally developed risk grades to public ratings and forecasted cash flows using the same economic forecasts and probability weighting as used for the Company’s evaluation of the loan portfolio. Qualitative adjustments to the output of the quantitative calculation are made when management deems it necessary to reflect differences in current and forecasted conditions as compared to those during the historical loss period used in model development. The Company evaluates credit impairment on available for sale debt securities at an individual security level. This evaluation is done for securities whose fair value is below amortized cost with a more than inconsequential risk of default and where the Company has assessed the decline in fair value is significant enough to suggest a credit event occurred. Credit events are generally assessed based on adverse conditions specifically related to the security, an industry, or geographic area, changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, changes in the financial condition of the underlying loan obligors. The allowance for credit losses for such securities is measured using a discounted cash flow methodology, through which management compares the present value of expected cash flows with the amortized cost basis of the security. The allowance for credit loss is limited to the amount by which the fair value is less than the amortized cost basis.

The Company reassesses the potential for credit losses at each reporting period and records subsequent changes in the allowance for credit losses on securities with a corresponding adjustment recorded in the provision for credit loss expense. If the Company intends to sell the debt security, or more likely than not will be required to sell the security before recovery of its amortized cost basis, the security is charged down to fair value against the allowance for credit losses, with any incremental impairment reported in earnings. Prior to the adoption of CECL, declines in value judged to be other than temporary were reported net as a component of noninterest income.

Loans

Loans Held for Sale

Residential mortgage loans originated for sale are classified as loans held for sale and carried at the lower of cost or market. Forward sales commitments on a best-efforts basis are entered into with third parties concurrently with interest rate lock commitments made to prospective borrowers. Held for sale loans also includes residential construction loans that are anticipated to be sold upon completion of the construction term. At times, management may originate other types of loans with the intent to sell or decide to sell loans that were not originated for that purpose. Such loans are reclassified as held for sale at the lower of cost or market when that decision is made.

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

The accrual of interest is discontinued (“nonaccrual status”) when, in management’s opinion, it is probable that the borrower will be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. When accrual of interest is discontinued on a loan, all unpaid accrued interest is reversed and payments subsequently received are applied first to recover principal. Interest income is recognized for payments received after contractual principal has been satisfied. Loans are returned to accrual status when all the principal and interest contractually due are brought current and future payment performance is reasonably assured.

Acquired Loans

Subsequent to the adoption of CECL, acquired loans are segregated between those purchased with credit deterioration (“PCD”) and those that are not (“non-PCD”). Loans considered PCD include those individual loans (or groups of loans with similar risk characteristics) that as of the date of acquisition are assessed as having experienced a more-than-insignificant deterioration in credit quality since origination. The assessment of what is more-than-insignificant credit deterioration since origination considers information including, but not limited to, financial assets that are delinquent, on nonaccrual and/or otherwise adversely risk rated as of the acquisition date, those that have been downgraded since origination, and those for which, after origination, credit spreads have widened beyond the threshold specified in policy. The Company bifurcates the fair value discount between the credit and noncredit components and records an allowance for credit losses for PCD loans by adding the credit portion of the fair value discount to the initial amortized cost basis and increasing the allowance for credit losses at the date of acquisition. Any noncredit discount or premium resulting from acquiring loans with credit deterioration is allocated to each individual asset. All non-PCD loans acquired are recorded at the estimated fair value of the loan at acquisition, with the estimated allowance for credit loss recorded as a provision for credit losses through earnings in the period in which the acquisition has occurred. The noncredit discount or premium for PCD loans and full discount for non-PCD loans will be accreted to interest income using the interest method based on the effective interest rate at the acquisition date.

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

Prior to the adoption of CECL and under the provisions of ASC 310, acquired loans were segregated between those considered to be performing (“purchased credit performing”) and those with evidence of credit deterioration or PCI. The acquired loans were generally segregated into loan pools and expected cash flows, both principal and interest, were estimated based by pool on key assumptions covering such factors as prepayments, default rates, and severity of loss given a default. The fair value estimate for each pool was based on the estimate of expected cash flows from the pool discounted at prevailing market rates. The difference at the acquisition date between the fair value and the contractual amounts due for each purchased credit performing loan pool (the “fair value discount”) was accreted into income over the estimated life of the pool.  Purchased credit performing loans were placed on nonaccrual status and reported as nonperforming or past due using the same criteria applied to the originated portfolio. The excess of estimated cash flows expected to be collected from each PCI loan pool over the pool’s carrying value is referred to as the accretable yield and was recognized in interest income using an effective yield method over the expected life of the pool. Each pool of PCI loans were accounted for as a single asset with a single composite interest rate and an aggregate expectation of cash flows.  PCI loans in pools with an accretable yield and expected cash flows that were reasonably estimable were considered to be accruing and performing even though collection of contractual payments on loans within the pool may be in doubt.  PCI loans accounted for in pools were generally not subject to individual evaluation for impairment and were not reported with impaired loans or troubled debt restructurings even if they would otherwise qualify for such treatment.

Troubled Debt Restructurings

Troubled debt restructurings (TDRs) occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and a modification in loan terms is granted that would otherwise not have been considered.

Troubled debt restructurings can result in loans remaining on nonaccrual, moving to nonaccrual, or continuing to accrue, depending on the individual facts and circumstances of the borrower. When establishing credit reserves on a loan modified in a TDR, the loan’s value is determined by either the present value of expected cash flows calculated using the loan’s effective interest rate before the restructuring, or the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. If the value as determined is less than the recorded investment in the loan, the difference is charged off through the allowance for loan and lease losses.

Section 4013 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act provided relief through December 31, 2020 from the accounting and disclosure requirements of ASC 310-40 for loan modifications that are made by financial institutions in response to the COVID-19 pandemic if (1) the borrower was not more than 30 days past due as of December 31, 2019, and (2) the modifications are related to arrangements that defer or delay the payment of principal or interest, or change the interest rate on the loan. The Consolidated Appropriations Act, 2021, extended this relief to January 1, 2022.

Allowance for Credit Losses on Loans and Leases

The Company adopted the provisions of ASC Topic 326, or CECL, on January 1, 2020. For reporting periods prior to January 1, 2020, credit loss accounting was in accordance with guidance under ASC Topic 310.

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

For the collectively evaluated portfolios, the Company utilizes internally developed credit models and third party economic forecasts for the calculation of expected credit loss over the reasonable and supportable forecast period for the majority of the portfolio and other methods, generally historical loss based, for select portfolios. The Company calculates a collective allowance for a two-year reasonable and supportable forecast period utilizing probability weighted multiple macroeconomic scenarios, and then reverts on a linear basis over four quarters to an average historical loss rate for the remaining term. The credit models consist primarily of multivariate regression and autoregressive models that correlate our historical net charge-off rates to select macroeconomic variables at a collective level. Forward-looking macroeconomic forecasts are applied as inputs to the regression equations to estimate quarterly collective net charge-off rates over the reasonable and supportable period. The net charge-off rates from the credit models for the reasonable and supportable period, the linear reversion rates, and the average loss rates for the post reasonable and supportable periods are applied to forecasted balance runoff for the estimated remaining term. The balance runoff incorporates prepayment assumptions developed from historical experience that are applied to the multiple macroeconomic forecasts. Forecasted net charge-off rates are also applied to forecasted draws and subsequent runoff of unfunded commitments in the calculation of the reserve for unfunded lending commitments. Qualitative adjustments to the output of quantitative calculations are made when management deems it necessary to reflect differences in current and forecasted conditions as compared to those during the historical loss period used in model development. Conditions to be considered include, but are not limited to, problem loan trends, current business and economic conditions, credit concentrations, lending policies and procedures, lending staff, collateral values, loan profiles and volumes, loan review quality, changes in competition and regulations, and other adjustments for model limitations or other variables not specifically captured.

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

Prior to the adoption of CECL and under the provisions of ASC 310, the ACL was established and maintained at an amount sufficient to cover estimated credit losses inherent in the loan and lease portfolios and off balance sheet exposures of the Company as of the date of the determination. The previous analysis and methodology for estimating the ACL included two primary elements: a historical loss rate analysis used for credits collectively evaluated for impairment; and a specific reserve analysis is used for credits individually evaluated for impairment. Segmentation for the collective evaluation was similar to those used under CECL (described above), and further subdivided by select credit quality indicators. The incurred loss methodology used loss emergence periods developed from historical experience of 24 months for commercial loans and twelve to eighteen months for retail and residential mortgage loans. Historical loss rates were calculated using a weighted average of loss rates over the loss emergence periods in the historical look back period. As circumstances dictated, management made qualitative adjustments to the overall loss rate to reflect differences in current conditions as compared to those during the historical loss period. Both quantitative and qualitative factors were applied at the detailed portfolio segments. The specific reserve analysis for credits individual evaluated for impairment was largely unchanged.

It is the policy of the Company to promptly charge off all commercial and residential mortgage loans, or portions of loans, when available information reasonably confirms that they are wholly or partially uncollectible. Prior to recording a charge, the loan’s value is established based on an assessment of the value of the collateral securing the loan, the borrower’s and the guarantor’s ability and willingness to pay and the status of the account in bankruptcy court, if applicable. Consumer loans are generally charged down when the loan is 120 days past due for most secured and unsecured loans and 150 days past due for consumer credit card loans, unless the loan is clearly both well secured and in the process of collection. Loans are charged down to the fair value of the collateral, if any, less estimated selling costs. Loans are charged off against the allowance for loan losses, with subsequent recoveries added back to the allowance.

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

Operating Leases

On January 1, 2019, the Company adopted the amended provisions of Financial Accounting Standards Codification Topic 842, “Leases,” using the modified retrospective approach, impacting the reporting and disclosures for operating leases. Under the revised standard, the Company recognizes a liability representing the present value of future lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset over the lease term in the statement of financial position.

The Company determines if an arrangement is a lease at inception of the contract and assesses the appropriate classification as finance or operating. Operating leases with terms greater than one year are included in right-of-use lease assets and lease obligations on the Company’s Consolidated Balance Sheets. The lease term includes payments to be made in optional or renewal periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease.  Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term using the interest rate implicit in the contract, when available, or the Company’s incremental collateralized borrowing rate with similar terms. Agreements with both lease and non-lease components are accounted for separately, with only the lease component capitalized. The right-of-use asset is the amount of the lease liability adjusted for prepaid or accrued lease payments, remaining balance of any lease incentives received, unamortized initial direct costs, and impairment. Lease expense is recorded on a straight-line basis over the lease term through amortization of the right-of-use asset plus implicit interest accreted on the operating lease liability obligation, and is reflected in net occupancy expense in the Consolidated Statements of Income.

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

Certain of the Company’s leases contain variable components, such as annual changes to rent based on the consumer price index. Operating lease liabilities are not re-measured as a result of changes to variable components unless the lease must be re-measured for some other reason such as a renewal that was not reasonably certain of being exercised. Changes to the variable components are treated as variable lease payments and recognized in the period in which the obligation for those payments was incurred.

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

For periods prior to January 1, 2019, lease accounting was in accordance with the previously effective guidance of ASC Topic 840, “Leases,” under which operating lease costs were expensed as incurred and non-cancellable future minimum operating lease payments were presented for disclosure only.

Other Real Estate and Foreclosed Assets

Other real estate and foreclosed assets includes real property and other assets that have been acquired in satisfaction of loans and leases, and real property no longer used in the Bank’s business. These assets are recorded at the estimated fair value less the estimated cost of disposition and carried at the lower of either cost or market. Fair value is based on independent appraisals and other relevant factors. Any initial reduction in the carrying amount of a loan to the fair value of the collateral received less selling costs is charged to the allowance for loan losses. Each asset is revalued on an annual basis, or more often if market conditions necessitate. Subsequent losses on the periodic revaluation of these assets and gains or losses recognized on disposition are charged to current earnings, as are revenues from and costs of operating and maintaining real property; with the resulting net (income) expense reflected in noninterest expense in the Consolidated Statements of Income. Improvements made to real property are capitalized if the expenditures are expected to be recovered upon the sale of the property.

Goodwill and Other Intangible Assets

Goodwill represents the excess of consideration paid over the fair value of net assets acquired or the excess of the fair value liabilities assumed over consideration received in a business combination. Goodwill is not amortized but assessed for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment.  The impairment test compares the estimated fair value of a reporting unit with its net book value. The Company has assigned all goodwill to one reporting unit that represents overall banking operations. The fair value of the reporting unit is based on valuation techniques that market participants would use in an acquisition of the whole unit, and may include analysis such as estimated discounted cash flows, the quoted market price of the Company’s stock adjusted for a control premium, and observable average price-to-earnings and price-to-book multiples of competitors.  If the unit’s fair value is less than its carrying value, an estimate of the implied fair value of the goodwill is compared to the goodwill’s carrying value, and any impairment recognized.

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

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (FHLB), the Company is required to purchase and hold shares of capital stock in the FHLB in an amount equal to a membership investment plus an activity-based investment determined according to the level of outstanding FHLB advances. The shares are recorded at amortized cost, which approximates fair value, and is reflected in Other Assets in the consolidated balance sheets.

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

For derivatives designated as hedging the exposure to changes in the fair value of an asset or liability (fair value hedge), the gain or loss is recognized in earnings in the period of the fair value change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. Derivatives designated as hedging exposure to variable cash flows of a forecasted transaction (cash flow hedge), are reported as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings or in certain circumstances, when the hedge is terminated, with the full impact of hedge gains and losses recognized in the period in which the hedged transaction impacts the entity’s earnings. For derivatives that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately. Note 12 - Derivatives describes the derivative instruments currently used by the Company and discloses how these derivatives impact the Company’s financial condition and results of operations.

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

The Company also invests in affordable housing projects that generate low-income tax credits (LIHTC) that are earned over a 10-year period, beginning with the year the rental activity begins. The Company has elected to use the practical expedient method of amortization, which approximates the proportional amortization method, over the 10 year tax credit period.

With the exception of QZAB and QSCB tax credits, all of the tax credits described above can be carried back one-year and carried forward 20 years if the credit cannot be fully used in the year the credits first become available for use. QZAB and QSCB tax credits generally can be carried forward indefinitely if they cannot be fully used in the year the credits are generated.

Retirement Benefits

The Company sponsors defined benefit pension plans and certain other defined benefit postretirement plans for eligible employees. The amounts reported in the consolidated financial statements with respect to these plans are based on actuarial valuations that incorporate various assumptions regarding future experience under the plans. Note 18 – Retirement Benefit Plans discusses the actuarial assumptions and provides information about the liabilities or assets recognized for the funded status of the Company’s obligations under these plans, the net benefit expense charged to current operations, and the amounts recognized as a component of other comprehensive income loss and AOCI.

Share-Based Payment Arrangements

The grant date fair value of equity instruments awarded to employees and directors establishes the cost of the services received in exchange, and the cost associated with awards that are expected to vest is recognized over the requisite service period.  Share-based compensation for service-based awards that contain a graded vesting schedule is recognized on a straight-line basis over the requisite service period for the entire award. Forfeitures of unvested awards are recognized in earnings in the period in which they occur. Refer to Note 19 – Share-Based Payment Arrangements for additional information.

Earnings (Loss) per Common Share

The Company computes earnings (loss) per share using the two-class method. The two-class method allocates net income to each class of common stock and participating security according to the common dividends declared and participation rights in undistributed earnings. For reporting periods in which a net loss is recorded, net loss is not allocated to participating securities because the holders of such securities bear no contractual obligation to fund or otherwise share in the loss. Participating securities currently consist of unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents.

Basic earnings (loss) per common share is computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for the applicable period. Shares outstanding exclude treasury shares and unvested share-based payment awards under long-term incentive compensation plans and directors’ compensation plans. Diluted earnings per common share is computed using the weighted-average number of common shares outstanding increased by the number of shares in which employees would vest under performance-based stock awards and stock unit awards based on expected performance factors and by the number of additional shares that would have been issued if potentially dilutive stock options were exercised, each as determined using the treasury stock method. For reporting periods in which a net loss is recorded, no effect is given to potentially dilutive shares as the impact of such shares would be anti-dilutive.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2020

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU, more commonly referred to as Current Expected Credit Losses, or CECL, along with several subsequently issued related amendments, were codified as ASC 326. The provisions of ASC 326, which supersede the incurred loss methodology prescribed by ASC 310, require the measurement of expected credit losses over the life of financial assets based on historical experience, current conditions, and reasonable and supportable forecasts. As such, financial institutions and other organizations are required to use forward-looking information to inform their credit loss estimates. Many of the loss estimation techniques prescribed by previous guidance will still be permitted, although the inputs to those techniques will change to reflect the full amount of expected credit losses for the estimated remaining life of the instrument. An entity will continue to use judgment to determine which loss estimation methods are appropriate for its circumstances. In addition, ASC 326 amends the accounting for credit losses on both held to maturity and available for sale debt securities and purchased financial assets with credit deterioration.

The Company adopted the provisions of ASC 326 on January 1, 2020, with a cumulative-effect adjustment to retained earnings for non-purchased credit impaired loans. For purchased credit impaired loans (as defined by ASC 310-30), there was no impact to retained earnings upon adoption; rather, a portion of the purchase accounting fair value mark was reclassified to allowance for credit losses. A more detailed discussion of the Company’s policy for accounting for credit losses under the provisions of ASC 326 is presented earlier in this note.

The following table reflects the impact of adoption reflected in the Company’s consolidated balance sheet. The increase in the allowance for loan losses represents a reduction in total assets, while the reserve for unfunded lending commitments represents an increase in total liabilities.

(in thousands)	December 31, 2019	January 1, 2020	CECL adoption impact
Assets and Liabilities
Allowance for loan and lease losses	$191,251	$240,662	$49,411
Reserve for unfunded lending commitments	3,974	31,304	27,330
Allowance for credit losses	$195,225	$271,966	$76,741
Retained Earnings
Allowance for credit loss increase			$76,741
Balance sheet reclassification			(19,767)
Total pretax impact			56,974
Income tax impact			(12,887)
Decrease to retained earnings			$44,087

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.” The amendments in this Update modify certain disclosure requirements on fair value measurements set forth in Topic 820, Fair Value Measurements. In addition, the amendments in this Update eliminate the phrase “an entity shall disclose at a minimum” to promote the appropriate exercise of discretion by entities when considering fair value measurement disclosures to clarify that materiality is an appropriate consideration of entities and their auditors when evaluating disclosure requirements. The amendments in this Update are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2019, and the Company adopted the guidance effective January 1, 2020. Applicable modifications to disclosures surrounding fair value measurements are included in Note 21 - Fair Value Measurements. Adoption of this guidance had no impact upon the Company’s results of operations or financial condition.

In August 2018, the FASB issued ASU 2018-14, “Compensation – Retirement Benefits – Defined Benefit Plans – General (Subtopic 715-20): Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans.” The amendments in this Update modify certain disclosure requirements by removing disclosures that are no longer considered cost beneficial, clarifying specific requirements of disclosures, and adding disclosure requirements identified as relevant. The amendments in this Update are effective for fiscal years ending after December 15, 2020 for public business entities. Applicable modifications to disclosures surrounding defined benefits plans are included in Note 18 - Retirement Benefit Plans. Adoption of this guidance had no impact upon the Company’s results of operations or financial condition.

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

Issued but Not Yet Adopted Accounting Standards

In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848),” to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the transition to new reference rates. The amendments in the update do not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship (including periods after December 31, 2022). The provisions of this guidance were effective upon issuance for all entities. An entity may elect to apply the amendments in this update on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The Company expects to adopt this guidance on a full retrospective basis in the first quarter of 2021, and does not expect the adoption to have a material impact upon its financial position and results of operations.

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

Note 2. Business Combination

On September 21, 2019, the Company completed the acquisition of all of the outstanding common stock of MidSouth Bancorp, Inc. (“MidSouth”) (NYSE: MSL), parent company of MidSouth Bank, N.A. The acquisition provided the Company opportunity for both enhanced growth in several of its current markets, such as MidSouth’s home market of Lafayette, Louisiana, as well as opportunities for expansion into new markets in Louisiana and Texas. The transaction was accounted for as a business combination whereby the Company acquired net assets with a fair value of $130.5 million and recorded goodwill of $63.4 million. In consideration for the net assets acquired, the Company issued approximately 5.0 million shares of common stock, resulting in a transaction value of $193.8 million.

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

The operating results of the Company for the years ended December 31, 2020 and 2019 include the results from the operations of the acquired business from the date of acquisition. The results of the acquired business are not material to the Company’s consolidated results of operations and, as such, neither supplemental pro forma information of the combined entity nor revenue and earnings contributed by the acquired business since the date of acquisition are presented.

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

Goodwill Resulting from Business Combinations

Goodwill represents the excess of the consideration transferred over the fair value of the net assets acquired. It is comprised of estimated future economic benefits arising from the transaction that cannot be individually identified or do not qualify for separate recognition. These benefits include expanded presence in existing markets and entry into new markets, and expected earnings streams and operational efficiencies that the Company believes will result from business combinations.

The following table illustrates the change in the Company’s goodwill for the year ended December 31, 2019. No measurement period adjustments were recorded during the year ended December 31, 2020.

(in thousands)
Goodwill balance at December 31, 2018	$790,972
Final settlement of cash consideration - acquisition of trust and asset management business	1,112
Initial goodwill recorded in acquisition of MidSouth Bancorp, Inc.	69,207
Measurement period adjustments - acquisition of MidSouth Bancorp, Inc.	(5,838)
Goodwill balance at December 31, 2019	$855,453
Goodwill balance at December 31, 2020	$855,453

Note 3. Securities

The following tables set forth the amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities classified as available for sale and held to maturity at December 31, 2020 and 2019. Amortized cost of securities does not include accrued interest which is reflected in the accrued interest line item on the consolidated balance sheets totaling $24.4 million and $23.9 million at December 31, 2020 and December 31, 2019, respectively.

Securities Available for Sale
	December 31, 2020				December 31, 2019
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$207,365	$6,289	$284	$213,370	$98,320	$652	$300	$98,672
Municipal obligations	309,342	17,536	153	326,725	242,016	7,789	—	249,805
Residential mortgage-backed securities	2,560,249	69,570	8	2,629,811	1,910,909	20,268	7,020	1,924,157
Commercial mortgage-backed securities	2,323,306	135,516	3,288	2,455,534	1,570,765	19,880	4,178	1,586,467
Collateralized mortgage obligations	354,472	7,651	—	362,123	807,600	3,757	3,142	808,215
Corporate debt securities	11,500	264	—	11,764	8,000	21	33	7,988
	$5,766,234	$236,826	$3,733	$5,999,327	$4,637,610	$52,367	$14,673	$4,675,304

Securities Held to Maturity
	December 31, 2020				December 31, 2019
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$—	$—	$—	$—	$50,000	$3	$—	$50,003
Municipal obligations	627,019	51,408	2	678,425	641,019	27,146	69	668,096
Residential mortgage-backed securities	21,951	1,469	—	23,420	29,687	883	—	30,570
Commercial mortgage-backed securities	549,686	54,587	—	604,273	539,371	12,474	581	551,264
Collateralized mortgage obligations	158,514	2,949	—	161,463	307,932	3,597	458	311,071
	$1,357,170	$110,413	$2	$1,467,581	$1,568,009	$44,103	$1,108	$1,611,004

The Company held no securities classified as trading at December 31, 2020 or 2019.

The following tables present the amortized cost and fair value of debt securities at December 31, 2020 by contractual maturity. Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateral mortgage obligations.

(in thousands)	Amortized Cost	Fair Value
Debt Securities Available for Sale
Due in one year or less	$3,810	$3,810
Due after one year through five years	240,883	260,170
Due after five years through ten years	2,457,451	2,587,529
Due after ten years	3,064,090	3,147,818
Total available for sale debt securities	$5,766,234	$5,999,327

(in thousands)	Amortized Cost	Fair Value
Debt Securities Held to Maturity
Due in one year or less	$2,192	$2,190
Due after one year through five years	204,134	218,501
Due after five years through ten years	636,268	702,412
Due after ten years	514,576	544,478
Total held to maturity debt securities	$1,357,170	$1,467,581

The following table presents the proceeds from, gross gains on, and gross losses on sales of securities during the years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Proceeds	$211,919	$268,413	$455,162
Gross gains	1,984	—	—
Gross losses	1,496	—	25,480

Securities with carrying values totaling approximately $3.4 billion at December 31, 2020 and $3.3 billion at December 31, 2019 were pledged, primarily to secure public deposits or securities sold under agreements to repurchase.

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

Effective January 1, 2020, in conjunction with the adoption of CECL, and again at the end of each reporting period, the Company evaluated credit impairment for individual securities available for sale whose fair value was below amortized cost with a more than inconsequential risk of default and where the Company had assessed the decline in fair value significant enough to suggest a credit event occurred. There were no securities that met the criteria of a credit loss event and therefore, no allowance for credit loss was recorded in any period.

The details for securities classified as available for sale with unrealized losses at December 31, 2020 follow.

Available for sale
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$35,845	$284	$—	$—	$35,845	$284
Municipal obligations	30,170	153	—	—	30,170	153
Residential mortgage-backed securities	530	2	760	6	1,290	8
Commercial mortgage-backed securities	446,190	3,288	—	—	446,190	3,288
Collateralized mortgage obligations	70	—	—	—	70	—
Corporate debt securities	2,000	—	—	—	2,000	—
.	$514,805	$3,727	$760	$6	$515,565	$3,733

The details for securities classified as available for sale with unrealized losses at December 31, 2019 follow.

Available for sale
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$28,235	$300	$—	$—	$28,235	$300
Municipal obligations	—	—	—	—	—	—
Residential mortgage-backed securities	420,066	5,042	399,787	1,978	819,853	7,020
Commercial mortgage-backed securities	458,855	3,971	14,896	207	473,751	4,178
Collateralized mortgage obligations	89,689	1,315	184,389	1,827	274,078	3,142
Corporate debt securities	1,467	33	—	—	1,467	33
	$998,312	$10,661	$599,072	$4,012	$1,597,384	$14,673

Effective January 1, 2020 and in conjunction with the adoption of CECL, and again at the end of each reporting period, the Company evaluated its held to maturity municipal obligation portfolio for credit loss using probability of default and loss given default models. The models were run using a long-term average probability of default migration and with a probability weighting of Moody’s economic forecasts. The economic forecasts were largely weighted to a baseline scenario with some weight given to other scenarios. The December 31, 2020 forecast was further stressed by running a more severe probability of default migration. The resulting credit loss, if any, were negligible and no allowance for credit loss was recorded.

The fair value and gross unrealized losses for securities classified as held to maturity with unrealized losses at December 31, 2020 follow.

Held to maturity
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	$—	$—	$—	$—	$—
Municipal obligations	—	—	2,381	2	2,381	2
Residential mortgage-backed securities	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—
Collateralized mortgage obligations	—	—	—	—	—	—
	$—	$—	$2,381	$2	$2,381	$2

The fair value and gross unrealized losses for securities classified as held to maturity with unrealized losses at December 31, 2019 follow.

Held to maturity
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	$—	$—	$—	$—	$—
Municipal obligations	4,735	38	3,143	31	7,878	69
Residential mortgage-backed securities	—	—	—	—	—	—
Commercial mortgage-backed securities	28,426	581	—	—	28,426	581
Collateralized mortgage obligations	—	—	49,110	458	49,110	458
	$33,161	$619	$52,253	$489	$85,414	$1,108

At December 31, 2020 and 2019, the Company had 28 and 155 securities, respectively, with market values below their cost basis. None of the unrealized losses relate to the marketability of the securities or the issuers’ abilities to meet contractual obligations. In all cases, the indicated impairment on these debt securities would be recovered no later than the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. The unrealized losses were been deemed to be non-credit related at December 31, 2020 and 2019. As noted above, no allowance for credit loss was recorded as of January 1, 2020 or December 31, 2020. The Company has adequate liquidity and, therefore, does not plan to and, more likely than not, will not be required to sell these securities before recovery of the indicated impairment.

Note 4. Loans and Allowance for Credit Losses

The Company generally makes loans in its market areas of south and central Mississippi; southern and central Alabama; northwest, central and south Louisiana; the northern, central and panhandle regions of Florida; and certain areas of east and northeast Texas, including Houston, Beaumont and Dallas; and Nashville, Tennessee. During the year ended December 31, 2020, the Company sold $497 million of its energy loan portfolio for net proceeds of approximately $254.4 million. The primary objective of the sale was to reduce risk in the loan portfolio by accelerating the disposition of existing problem credits that were further complicated by the economic deterioration that stemmed from the COVID-19 pandemic.

Loans, net of unearned income does not include accrued interest, which is reflected in the accrued interest line item in the Consolidated Balance Sheets, totaling $76.2 million and $67.7 million at December 31, 2020 and 2019, respectively. The following table presents loans, net of unearned income, by portfolio class at December 31, 2020 and 2019:

(in thousands)	2020	2019
Commercial non-real estate	$9,986,983	$9,166,947
Commercial real estate - owner occupied	2,857,445	2,738,460
Total commercial and industrial	12,844,428	11,905,407
Commercial real estate - income producing	3,357,939	2,994,448
Construction and land development	1,065,057	1,157,451
Residential mortgages	2,665,212	2,990,631
Consumer	1,857,295	2,164,818
Total loans	$21,789,931	$21,212,755

The Bank makes loans in the normal course of business to directors and executive officers of the Company and the Bank and to their associates. Loans to such related parties are made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk of collectability when originated. Balances of loans to the Company’s directors, executive officers and their associates at December 31, 2020 and 2019 were approximately $11.6 million and $13.4 million, respectively. Related party loan activity in 2020 reflect new loans of $4.1 million, repayments of $6.1 million and $0.2 million of loans to newly added executive officers.

The Bank has a line of credit with the Federal Home Loan Bank of Dallas that is secured by blanket pledges of certain qualifying loan types. The Bank had borrowings on this line of $1.1 billion and $2.0 billion at December 31, 2020 and 2019, respectively.

The following schedules show activity in the allowance for credit losses by portfolio class for the years ended December 31, 2020 and 2019, as well as the corresponding recorded investment in loans at December 31, 2020 and 2019. Effective January 1, 2020, the Company adopted the provisions of ASC 326 (CECL) using a modified retrospective basis. The difference between the December 31,

2019 incurred allowance and the CECL allowance is reflected as a cumulative effect of change in accounting principle in the table below. For further discussion of the day one impact of the CECL adoption, refer to Note 1 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements.

	Commercial Non-Real Estate	Commercial Real Estate- Owner Occupied	Total Commercial and Industrial	Commercial Real Estate- Income Producing	Construction and Land Development	Residential Mortgages	Consumer	Total
(in thousands)	Year Ended December 31, 2020
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$106,432	$10,977	$117,409	$20,869	$9,350	$20,331	$23,292	$191,251
Cumulative effect of change in accounting principle	(244)	14,877	14,633	7,287	7,478	12,921	7,092	49,411
Charge-offs	(387,172)	(1,828)	(389,000)	(2,512)	(400)	(326)	(17,219)	(409,457)
Recoveries	6,032	763	6,795	46	846	1,400	5,584	14,671
Net provision for loan losses	424,645	44,345	468,990	83,784	9,188	14,516	27,823	604,301
Ending balance - allowance for loan losses	$149,693	$69,134	$218,827	$109,474	$26,462	$48,842	$46,572	$450,177
Reserve for unfunded lending commitments:
Beginning balance	$3,974	$—	$3,974	$—	$—	$—	$—	$3,974
Cumulative effect of change in accounting principle	5,772	288	6,060	449	15,658	17	5,146	27,330
Provision for losses on unfunded commitments	(5,217)	93	(5,124)	650	7,036	2	(3,961)	(1,397)
Ending balance - reserve for unfunded lending commitments	$4,529	$381	$4,910	$1,099	$22,694	$19	$1,185	$29,907
Total allowance for credit losses	$154,222	$69,515	$223,737	$110,573	$49,156	$48,861	$47,757	$480,084

Allowance for loan losses:
Individually evaluated	$11,517	$1,236	$12,753	$44	$22	$546	$515	$13,880
Collectively evaluated	138,176	67,898	206,074	109,430	26,440	48,296	46,057	436,297
Allowance for loan losses	$149,693	$69,134	$218,827	$109,474	$26,462	$48,842	$46,572	$450,177
Reserve for unfunded lending commitments:
Individually evaluated	$241	$—	$241	$—	$—	$—	$—	$241
Collectively evaluated	4,288	381	4,669	1,099	22,694	19	1,185	29,666
Reserve for unfunded lending commitments:	$4,529	$381	$4,910	$1,099	$22,694	$19	$1,185	$29,907
Total allowance for credit losses	$154,222	$69,515	$223,737	$110,573	$49,156	$48,861	$47,757	$480,084
Loans:
Individually evaluated for impairment	$43,775	$10,206	$53,981	$4,542	$1,250	$5,850	$2,521	$68,144
Collectively evaluated for impairment	9,943,208	2,847,239	12,790,447	3,353,397	1,063,807	2,659,362	1,854,774	21,721,787
Total loans	$9,986,983	$2,857,445	$12,844,428	$3,357,939	$1,065,057	$2,665,212	$1,857,295	$21,789,931

	Commercial Non-Real Estate	Commercial Real Estate- Owner Occupied	Total Commercial and Industrial	Commercial Real Estate- Income Producing	Construction and Land Development	Residential Mortgages	Consumer	Total
(in thousands)	Year Ended December 31, 2019
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$97,752	$13,757	$111,509	$17,638	$15,647	$23,782	$25,938	$194,514
Charge-offs	(39,600)	(137)	(39,737)	(32)	(7)	(846)	(18,455)	(59,077)
Recoveries	6,940	306	7,246	569	140	480	3,645	12,080
Net provision for loan losses	41,340	(2,949)	38,391	2,694	(6,430)	(3,085)	12,164	43,734
Ending balance - allowance for loan losses	$106,432	$10,977	$117,409	$20,869	$9,350	$20,331	$23,292	$191,251
Reserve for unfunded lending commitments:
Beginning balance	$—	$—	$—	$—	$—	$—	$—	$—
Provision for losses on unfunded commitments	3,974	—	3,974	—	—	—	—	3,974
Ending balance - reserve for unfunded lending commitments	$3,974	$—	$3,974	$—	$—	$—	$—	$3,974
Total allowance for credit losses	$110,406	$10,977	$121,383	$20,869	$9,350	$20,331	$23,292	$195,225

Allowance for loan losses:
Individually evaluated for impairment	$21,733	$104	$21,837	$18	$21	$217	$292	$22,385
Amounts related to purchased credit impaired loans	164	169	333	39	136	7,474	275	8,257
Collectively evaluated for impairment	84,535	10,704	95,239	20,812	9,193	12,640	22,725	160,609
Allowance for loan losses	$106,432	$10,977	$117,409	$20,869	$9,350	$20,331	$23,292	$191,251
Reserve for unfunded lending commitments:
Individually evaluated for impairment	$3,974	$—	$3,974	$—	$—	$—	$—	$3,974
Total allowance for credit losses	$110,406	$10,977	$121,383	$20,869	$9,350	$20,331	$23,292	$195,225
Loans:
Individually evaluated for impairment	$232,438	$4,381	$236,819	$1,898	$277	$5,174	$1,483	$245,651
Purchased credit impaired loans	31,073	36,200	67,273	35,353	20,516	86,757	5,346	215,245
Collectively evaluated for impairment	8,903,436	2,697,879	11,601,315	2,957,197	1,136,658	2,898,700	2,157,989	20,751,859
Total loans	$9,166,947	$2,738,460	$11,905,407	$2,994,448	$1,157,451	$2,990,631	$2,164,818	$21,212,755

The calculation of the allowance for credit losses under CECL is performed using two primary approaches: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated. The increase in the allowance for credit losses at December 31, 2020 as compared to December 31, 2019 reflects both the $76.7 million cumulative effect adjustment recorded upon adoption of CECL, and the impact of the economic shutdown in response to the COVID-19 pandemic and the sustained volatility of oil prices. The allowance for credit losses is developed using multiple Moody’s macroeconomic forecasts applied to internally developed credit models for a two year reasonable and supportable period. These forecasts are anchored on a baseline forecast scenario, which Moody’s defines as the “most likely outcome” based on current conditions and its view of where the economy is headed. The baseline scenario is positioned at the 50th percentile of possible outcomes. In arriving at the allowance for credit losses at December 31, 2020, the Company weighted the baseline economic forecast at 65%. Following the sharp recession seen in the first half of 2020 and modest growth in the latter half, the baseline scenario assumes a continued gradual recovery in the early part 2021, with the most meaningful growth occurring after a vaccine for the coronavirus becomes widely available in the first quarter of 2021. To incorporate reasonably possible alternative outcomes, the downside slower near-term growth scenario S-2 was weighted at 25% and the recessionary scenario S-3 was weighted at 10%.  The S-2 scenario reflects reasonably possible subdued growth compared to the baseline, with a higher incidence of viral infection and death and slower rollout of the coronavirus vaccine, prompting the closure of or delayed reopening of some nonessential businesses. The S-3 scenario reflects reasonably possible recurrence of recessionary conditions, with a surge in the incidence of infection and death and longer delay in the vaccination rollout, necessitating heightened restrictions on travel and business. Neither the S-2 nor the S-3 scenario assumes widespread economic shutdown.

The activity in the allowance for credit losses for the year ended December 31, 2020 also reflects the impact the sale of $497 million of energy-related loans. The write-down to loans’ observable market values plus cost to sell resulted in charge-offs of $242.6 million and a reserve release of $82.5 million, for a net provision for credit losses impact of $160.1 million, which is mostly reflected in the commercial non-real estate portfolio.

Nonaccrual Loans and Loans Modified in Troubled Debt Restructurings

The following table presents total nonaccrual loans and those without an allowance for loan loss, by portfolio class.  Prior to the adoption of CECL, purchased credit impaired loans accounted for in pools with an accretable yield were considered to be performing and are therefore excluded. Such loans totaled $17.5 million at December 31, 2019.

	December 31,
	2020		2019
(in thousands)	Total nonaccrual	Nonaccrual without allowance for loan loss	Total nonaccrual	Nonaccrual without allowance for loan loss
Commercial non-real estate	$52,836	$15,268	$178,678	$97,700
Commercial real estate - owner occupied	13,856	7,038	7,708	2,458
Total commercial and industrial	66,692	22,306	186,386	100,158
Commercial real estate - income producing	6,743	—	2,594	—
Construction and land development	2,486	1,116	1,217	—
Residential mortgages	40,573	1,705	39,262	3,383
Consumer	23,385	—	16,374	351
Total loans	$139,879	$25,127	$245,833	$103,892

Nonaccrual loans include nonaccruing loans modified in troubled debt restructurings (TDRs) of $21.6 million and $132.5 million, at December 31, 2020 and 2019, respectively. Total TDRs, both accruing and nonaccruing, were $25.8 million at December 31, 2020 and $193.7 million at December 31, 2019.

The table below presents detail on loans modified in TDRs during the years ended December 31, 2020, 2019 and 2018 by portfolio segment. All such loans are individually evaluated for credit loss.

	Years Ended
($ in thousands)	2020			2019			2018
		Outstanding Recorded Investment			Outstanding Recorded Investment			Outstanding Recorded Investment
Troubled Debt Restructurings:	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Commercial non-real estate	3	$745	$745	13	$64,051	$57,240	29	$85,306	$85,306
Commercial real estate - owner occupied	1	297	297	1	167	167	2	6,138	6,138
Total commercial and industrial	4	1,042	1,042	14	64,218	57,407	31	91,444	91,444
Commercial real estate - income producing	—	—	—	1	123	123	1	1,564	1,564
Construction and land development	1	15	15	3	323	323	—	—	—
Residential mortgages	15	3,424	3,424	21	3,286	3,286	14	1,297	1,297
Consumer	6	89	89	10	168	168	10	455	455
Total loans	26	$4,570	$4,570	49	$68,118	$61,307	56	$94,760	$94,760

The TDRs modified during the year ended December 31, 2020 reflected in the table above include $1.0 million of loans with extended amortization terms or other payment concessions, $1.1 million with reduced interest rates, $0.4 million of loans with significant covenant waivers, and $2.1 million with other modifications.  The TDRs modified during the year ended December 31, 2019 include $18.7 million of loans with extended amortization terms or other payment concessions, $41.3 million of loans with significant covenant waivers, and $8.1 million with other modifications.  In addition, the Company received approximately $6.8 million of equity securities of one commercial non-real estate borrower in satisfaction of a portion of its debt. The TDRs modified during the year ended December 31, 2018 include $50.8 million of loans with extended terms or other payment concessions, $14.6 million of loans with significant covenant waivers, and $29.4 million of other modifications.

At December 31, 2020 and 2019, the Company had unfunded commitments of approximately $4.6 million and $2.4 million, respectively, to borrowers whose loan terms had been modified in TDRs.

During the year ended December 31, 2020, loans defaulted upon that had been modified in a TDR in the preceding twelve months were as follows: two commercial non real estate loans totaling $13.4 million, two residential mortgage loans totaling $0.8 million and one consumer loan totaling less than $0.1 million. There were no such defaults occurred during the year ended December 31, 2019. Of the TDRs modified during the year ended December 31, 2018, one residential mortgage totaling $0.2 million, one owner-occupied commercial real estate loan totaling $1.8 million and one consumer loan totaling less than $ 0.1 million defaulted within twelve months of the modification.

The TDR disclosures above do not include loans eligible for exclusion from TDR assessment under Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Eligible modification must be (1) related to COVID-19, (2) executed on a loan that was not more than 30 days past due as of December 31, 2019 and (3) executed between March 1, 2020 and the earlier of 60 days after the date of the termination of the national emergency or December 31, 2020. This exclusion relief was extended to January 1, 2022 by the Consolidated Appropriations Act, 2021. At December 31, 2020, there were 176 loans totaling $630.6 million with active short-term payment deferrals of principal, interest or both, or other qualifying CARES Act modifications. These loans are reported in the aging analysis that follows based on the modified terms

Prior to the adoption of CECL, the Company accounted for impaired loans as prescribed by ASC 310. The following provides detail regarding the Company’s impaired loans at and for the year ended December 31, 2019. Interest income recognized represents interest on accruing loans modified in a TDR.

	December 31, 2019
(in thousands)	Recorded Investment Without an Allowance	Recorded Investment With an Allowance	Unpaid Principle Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Commercial non-real estate	$134,191	$98,247	$270,078	$21,733	$223,500	$4,917
Commercial real estate - owner occupied	2,665	1,716	7,793	104	14,719	196
Total commercial and industrial	136,856	99,963	277,871	21,837	238,219	5,113
Commercial real estate - income producing	373	1,525	1,959	18	2,407	27
Construction and land development	—	277	322	21	906	4
Residential mortgages	3,383	1,791	5,709	217	4,578	11
Consumer	479	1,004	1,906	292	1,464	77
Total loans	$141,091	$104,560	$287,767	$22,385	$247,574	$5,232

Aging Analysis

The tables below present the age analysis of past due loans by portfolio class at December 31, 2020 and 2019. Prior to the adoption of CECL, purchased credit impaired loans with an accretable yield were considered to be current in the table below as of December 31, 2019. These loans totaled $6.1 million for 30-59 days past due, $2.0 million for 60-89 days past due and $8.3 million for both greater than 90 days past due and greater than 90 days past due and still accruing at December 31, 2019.

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days past due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
(in thousands)
Commercial non-real estate	$7,963	$2,564	$39,530	$50,057	$9,936,926	$9,986,983	$583
Commercial real estate - owner occupied	1,525	753	13,663	15,941	2,841,504	2,857,445	955
Total commercial and industrial	9,488	3,317	53,193	65,998	12,778,430	12,844,428	1,538
Commercial real estate - income producing	1,494	798	5,744	8,036	3,349,903	3,357,939	182
Construction and land development	4,168	284	2,001	6,453	1,058,604	1,065,057	—
Residential mortgages	29,319	9,858	27,886	67,063	2,598,149	2,665,212	912
Consumer	12,215	5,012	11,714	28,941	1,828,354	1,857,295	729
Total loans	$56,684	$19,269	$100,538	$176,491	$21,613,440	$21,789,931	$3,361

December 31, 2019	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
(in thousands)
Commercial non-real estate	$20,893	$13,445	$100,806	$135,144	$9,031,803	$9,166,947	$1,537
Commercial real estate - owner occupied	4,862	556	7,268	12,686	2,725,774	2,738,460	830
Total commercial and industrial	25,755	14,001	108,074	147,830	11,757,577	11,905,407	2,367
Commercial real estate - income producing	738	703	2,910	4,351	2,990,097	2,994,448	450
Construction and land development	5,747	680	2,480	8,907	1,148,544	1,157,451	2,042
Residential mortgages	32,867	8,584	23,577	65,028	2,925,603	2,990,631	85
Consumer	18,586	6,215	9,901	34,702	2,130,116	2,164,818	1,638
Total loans	$83,693	$30,183	$146,942	$260,818	$20,951,937	$21,212,755	$6,582

Credit Quality Indicators

The tables below present the credit quality indicators by portfolio class and segment of loans at December 31, 2020 and December 31, 2019. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process. In addition, the Company often examines portfolios of loans to determine if there are areas of risk not specifically identified in its loan by loan approach. As a result, several loans were downgraded to pass-watch in 2020 in reaction to the economic downturn caused by the pandemic and other environmental factors. In alignment with regulatory guidance, the Company has been working with its customers to manage through this period of severe uncertainty and economic stress, including providing various types of loan deferrals. While the majority of these deferrals have expired, our ability to predict future cash flow is limited due to the economic uncertainty, and we expect that further risk rating adjustments may be required.

	December 31, 2020
(in thousands)	Commercial Non- Real Estate	Commercial Real Estate - Owner Occupied	Total Commercial and Industrial	Commercial Real Estate - Income Producing	Construction and Land Development	Total Commercial
Grade:
Pass	$9,439,264	$2,641,423	$12,080,687	$3,219,155	$1,033,060	$16,332,902
Pass-Watch	314,739	114,358	429,097	89,968	22,820	541,885
Special Mention	79,613	46,239	125,852	5,989	5,751	137,592
Substandard	153,367	55,425	208,792	42,827	3,426	255,045
Doubtful	—	—	—	—	—	—
Total	$9,986,983	$2,857,445	$12,844,428	$3,357,939	$1,065,057	$17,267,424

	December 31, 2019
(in thousands)	Commercial Non- Real Estate	Commercial Real Estate - Owner Occupied	Total Commercial and Industrial	Commercial Real Estate - Income Producing	Construction and Land Development	Total Commercial
Grade:
Pass	$8,492,113	$2,517,448	$11,009,561	$2,883,553	$1,120,997	$15,014,111
Pass-Watch	220,850	146,266	367,116	69,765	25,621	462,502
Special Mention	71,654	14,651	86,305	14,995	283	101,583
Substandard	382,330	60,095	442,425	26,135	10,550	479,110
Doubtful	—	—	—	—	—	—
Total	$9,166,947	$2,738,460	$11,905,407	$2,994,448	$1,157,451	$16,057,306

	December 31, 2020			December 31, 2019
(in thousands)	Residential Mortgage	Consumer	Total	Residential Mortgage	Consumer	Total
Performing	$2,622,422	$1,832,885	$4,455,307	$2,950,854	$2,147,312	$5,098,166
Nonperforming	42,790	24,410	67,200	39,777	17,506	57,283
Total	$2,665,212	$1,857,295	$4,522,507	$2,990,631	$2,164,818	$5,155,449

Below are the definitions of the Company’s internally assigned grades:

Commercial:

•	Pass - loans properly approved, documented, collateralized, and performing which do not reflect an abnormal credit risk.
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

Vintage Analysis

The following table presents credit quality disclosures of amortized cost by segment and vintage for term loans and by revolving and revolving converted to amortizing at December 31, 2020. The Company defines vintage as the later of origination, renewal or restructure date.

	Term Loans
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial Loans:
Pass	$5,673,370	$2,819,696	$1,740,784	$1,391,140	$960,094	$1,231,913	$2,420,058	$95,847	$16,332,902
Pass-Watch	115,555	96,473	50,475	42,877	58,331	84,363	74,629	19,182	541,885
Special Mention	3,196	27,157	21,074	30,872	28,933	4,146	18,626	3,588	137,592
Substandard	75,461	33,844	20,527	35,383	15,071	36,589	30,162	8,008	255,045
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$5,867,582	$2,977,170	$1,832,860	$1,500,272	$1,062,429	$1,357,011	$2,543,475	$126,625	$17,267,424
Residential Mortgage and Consumer Loans:
Performing	$438,831	$504,124	$437,518	$560,347	$501,018	$816,567	$1,190,775	$6,127	$4,455,307
Nonperforming	1,466	3,781	5,881	8,380	3,981	35,500	3,652	4,559	67,200
Total Consumer Loans	$440,297	$507,905	$443,399	$568,727	$504,999	$852,067	$1,194,427	$10,686	$4,522,507

Purchased Credit Impaired Loans

Under the transition provisions for the application of CECL, the Company classified all loans previously accounted for as purchased credit impaired under ASC 310-30 as purchased credit deteriorated. The application of these provisions resulted in an increase of $19.8 million to the amortized cost basis of the financial asset and the allowance for credit losses at the date of adoption, representing the remaining credit portion of the purchased discount. The Company elected not to maintain pools of loans accounted for under Subtopic 310-30 with the adoption of CECL. The remaining noncredit discount was allocated to the individual loans and will be accreted to interest income using the interest method based on the effective interest rate. Changes in the carrying amount of purchased credit impaired loans and related accretable yield are presented in the following table for the year ended December 31, 2019:

	2019
	Carrying
	Amount	Accretable
(in thousands)	of Loans	Yield
Balance at beginning of period	$129,596	$37,294
Additions	120,562	6,246
Payments received, net	(48,076)	(4,601)
Accretion	13,163	(13,163)
Increase in expected cash flows based on actual cash flow and changes in cash flow assumptions	—	4,170
Balance at end of period	$215,245	$29,946

Residential Mortgage Loans in Process of Foreclosure

Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. Included in loans are $17.2 million and $8.6 million of consumer loans secured by single family residential mortgage real estate that are in process of foreclosure as of December 31, 2020 and 2019, respectively. In March 2020, in response to the economic deterioration stemming from the COVID-19 pandemic, the Company placed all active residential mortgage foreclosures on hold and suspended the filing of new foreclosures. Foreclosure activity in all of the markets we serve had resumed by October 1, 2020.

In addition to the single family residential real estate loans in process of foreclosure, the Company also held $3.4 million and $6.3 million of foreclosed single family residential properties in other real estate owned as of December 31, 2020 and 2019, respectively.

Loans Held for Sale

Loans held for sale totaled $136.1 million and $55.9 million, respectively, at December 31, 2020 and 2019. Substantially all loans held for sale are residential mortgage loans originated for sale. Concurrent with the commitment to lend, the Company enters into a forward commitment to sell these loans on a best efforts delivery basis.

Note 5. Property and Equipment

Property and equipment consisted of the following at December 31, 2020 and 2019:

	December 31,
(in thousands)	2020	2019
Land and land improvements	$77,334	$79,720
Buildings and leasehold improvements	341,542	339,503
Furniture, fixtures and equipment	118,027	115,051
Software	76,113	75,448
Assets under development	39,301	20,014
	652,317	629,736
Accumulated depreciation and amortization	(271,801)	(249,527)
Property and equipment, net	$380,516	$380,209

Assets under development is comprised primarily of software design and implementation costs.

Depreciation and amortization expense was $30.1 million, $30.9 million and $26.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Property and Equipment Held for Sale

Certain of the Company’s property and equipment meet the criteria to be classified as assets held for sale. The carrying values of such assets were $1.6 million and $0.3 million at December 31, 2020 and 2019, respectively, and were reported within Other Assets in the consolidated balance sheets. For more information on the Company’s policy for accounting for assets held for sale, refer to Note 1 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements.

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

The following tables present supplemental information pertaining to operating leases at and for the years ended December 31, 2020 and 2019.

	Years ended December 31,
(dollars in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities for operating leases	$16,617	$16,027
Right of use assets obtained in exchange for lease liabilities	4,799	121,066

	December 31,
	2020	2019
Weighted average remaining lease term (in years)	12.90	12.95
Weighted average discount rate	3.44%	3.53%

The following table sets forth the maturities of the Company’s lease liabilities and the present value discount at December 31, 2020.

(dollars in thousands)
2021	$17,608
2022	17,227
2023	15,643
2024	13,368
2025	11,121
Thereafter	91,398
Total	$166,365
Present value discount	(35,738)
Lease liability	$130,627

The following table sets forth the components of the Company’s lease expense for the years ended December 31, 2020 and 2019.

	Years ended December 31,
(in thousands)	2020	2019
Operating lease expense	$18,994	$18,075
Short-term lease expense	165	462
Variable lease expense	97	46
Sublease income	(138)	(322)
Total	$19,118	$18,261

At December 31, 2020, the Company had not entered into any material leases that had not yet commenced.

Note 7. Goodwill and Other Intangible Assets

Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired or the excess of the fair value of the net liabilities assumed over the consideration received in a business combination. The 2019 acquisition of MidSouth resulted in goodwill of $63.4 million. The carrying amount of goodwill was $855.5 million at both December 31, 2020 and 2019. For additional information regarding changes to the Company’s carrying amount of goodwill, refer to Note 2 – Business Combination.

In the fourth quarter of 2020, the Company completed its annual test of impairment as of September 30, 2020 using multiple approaches to measure the fair value of the reporting unit and concluded there was no impairment. These methods included an income approach using the discounted net present value of estimated future cash flows and three market approaches using transaction or price-to-forward earnings multiples, price to tangible book value methodologies using the actual price paid in recent acquisition transactions for similar entities and a market capitalization approach using the Company’s stock price observed during the fourth quarter. The results from each of the approaches were weighted equally, with the valuation of the reporting unit approximately 17% in excess of net book value at September 30, 2020.  Individually, no valuation method resulted in estimated fair value less than the Company’s carrying value.

Valuation techniques employed by the Company require significant assumptions. Depending upon the specific approach, assumptions are made regarding the economic environment, expected net interest margins, growth rates, discount rate used to present value future cash flows, control premiums, and price-to-forward earnings and price to-tangible-book-value multiples. Changes to any one of these assumptions could result in significantly different results. Changes in the amount and/or timing of the Company’s expected future cash flows or estimated growth rates, lack of improvement and/or further decline in the price of the Company’s common stock relative to our book value per share, and/or further deterioration in the economic environment beyond current estimates could result in an impairment charge to goodwill in future reporting periods.

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

No goodwill impairment charges were recognized during the years ended December 31, 2020, 2019 or 2018.

Identifiable intangible assets with finite lives are amortized over the periods benefited and are evaluated for impairment similar to other long-lived assets. The purchase and carrying values of intangible assets subject to amortization at December 31, 2020 and 2019 were as follows:

	December 31, 2020
	Purchase	Accumulated	Carrying
(in thousands)	Value	Amortization	Value
Core deposit intangibles	$235,845	$173,830	$62,015
Credit card and trust relationships	49,962	25,085	24,877
Merchant processing relationships	10,000	10,000	—
	$295,807	$208,915	$86,892

	December 31, 2019
	Purchase	Accumulated	Carrying
(in thousands)	Value	Amortization	Value
Core deposit intangibles	$247,455	$168,577	$78,878
Credit card and trust relationships	49,962	22,448	27,514
Merchant processing relationships	10,000	9,585	415
	$307,417	$200,610	$106,807

Aggregate amortization expense by category of finite lived intangible assets for the years ended December 31, 2020, 2019, and 2018 is as follows:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Core deposit intangibles	$16,864	$17,132	$18,566
Credit card and trust relationships	2,637	2,883	2,682
Merchant processing relationships	415	829	802
	$19,916	$20,844	$22,050

At December 31, 2020, the weighted-average remaining life of core deposit intangibles was approximately 9 years, and the weighted-average remaining life of other identifiable intangibles was approximately 14 years.

The following table shows estimated amortization expense of other intangible assets at December 31, 2020 for the five succeeding years and all years thereafter, calculated based on current amortization schedules.

(in thousands)
2021	$16,665
2022	14,033
2023	11,557
2024	9,413
2024	7,985
Thereafter	27,239
$86,892

8. Other Assets

Significant balances included in Other Assets in the Consolidated Balance Sheets at December 31, 2020 and 2019 are presented below.

	December 31,
(in thousands)	2020	2019
Derivative assets	$150,180	$54,446
Income tax receivable	101,301	31,186
FHLB stock	104,708	90,367
Derivative collateral	90,311	35,113
Investments in Small Business Investment Companies and other	42,475	44,242
Investments in Low Income Housing Tax Credit Entities	37,464	37,265
Other	41,891	36,158
Total	$568,330	$328,777

The Company invests in certain affordable housing project limited partnerships that are qualified low-income housing tax credit developments.  These investments are considered variable interest entities for which the Company is not the primary beneficiary and, therefore, are not consolidated.  The tax credits, when realized, will be reflected in the consolidated statement of income as a reduction of income tax expense. The unamortized portion of the Company’s investments in affordable housing limited partnerships totaled $37.5 million and $37.3 million at December 31, 2020 and, 2019, respectively.

Note 9. Deposits

The following table presents a detail of deposits at December 31, 2020 and 2019:

	December 31,
(in thousands)	2020	2019
Noninterest-bearing deposits	$12,199,750	$8,775,632
Interest-bearing retail transaction and savings deposits	10,435,362	8,845,097
Interest-bearing public fund deposits
Public fund transaction and savings deposits	3,068,555	2,803,912
Public fund time deposits	166,381	560,503
Total interest-bearing public fund deposits	3,234,936	3,364,415
Retail time deposits	1,813,705	2,652,842
Brokered time deposits	14,124	165,589
Total interest-bearing deposits	15,498,127	15,027,943
Total deposits	$27,697,877	$23,803,575

The maturity of time deposits at December 31, 2020 follows.

(in thousands)
2021	$1,735,931
2022	202,691
2023	34,256
2024	10,018
2025	8,447
Thereafter	2,867
Total time deposits	$1,994,210

Certificates of deposit in amounts greater than or equal to $250,000 totaled approximately $725 million at December 31, 2020.

Note 10. Short-Term Borrowings

The following table presents information concerning short-term borrowing at and for the years ended December 31, 2020 and 2019:

	December 31,
(in thousands)	2020	2019
Federal funds purchased:
Amount outstanding at period end	$300	$195,450
Average amount outstanding during period	9,708	49,297
Maximum amount at any month end during period	330,330	202,933
Weighted-average interest at period end	0.15%	1.60%
Weighted-average interest rate during period	1.15%	2.30%
Securities sold under agreements to repurchase:
Amount outstanding at period end	$567,213	$484,422
Average amount outstanding during period	600,167	493,344
Maximum amount at any month end during period	806,645	518,042
Weighted-average interest at period end	0.14%	0.54%
Weighted-average interest rate during period	0.24%	0.52%
FHLB borrowings:
Amount outstanding at period end	$1,100,000	$2,035,000
Average amount outstanding during period	1,368,320	1,399,503
Maximum amount at any month end during period	2,110,000	1,941,774
Weighted-average interest at period end	0.49%	1.17%
Weighted-average interest rate during period	0.62%	1.96%

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

The $1.1 billion of FHLB borrowings at December 31, 2020 consists of five fixed rate notes maturing between 2034 and 2035, that are classified as short-term as the FHLB has the option to put (terminate) the advance prior to maturity.

Note 11. Long-Term Debt

At December 31, 2020 and 2019, long-term debt was comprised of the following:

	December 31,
(in thousands)	2020	2019
Subordinated notes payable, maturing June 2045	$150,000	$150,000
Subordinated notes payable, maturing June 2060	172,500	—
Other long-term debt	66,062	87,890
Less: unamortized debt issuance costs	(10,240)	(4,428)
Total long-term debt	$378,322	$233,462

The following table sets forth unamortized debt issuance costs associated with the respective debt instruments at December 31, 2020:

		Unamortized
		Debt
		Issuance
(in thousands)	Principal	Costs
Subordinated notes payable, maturing June 2045	$150,000	$4,252
Subordinated notes payable, maturing June 2060	172,500	5,988
Other long-term debt	66,062	—
Total	$388,562	$10,240

On June 9, 2020, the Company completed the issuance of subordinated notes payable with an aggregate principal amount of $172.5 million, with a stated maturity of June 15, 2060. The notes accrue interest at a fixed rate of 6.25% per annum, with quarterly interest payments that began September 15, 2020. Subject to prior approval by the Federal Reserve, the Company may redeem the notes in whole or in part on any interest payment date on or after June 15, 2025. This debt qualifies as tier 2 capital in the calculation of certain regulatory capital ratios. The proceeds from the issuance were intended for general corporate purposes, including providing capital to Hancock Whitney Bank if and when deemed appropriate.

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

Substantially all of the Company’s other long-term debt consists of borrowings associated with tax credit fund activities. Although these borrowings have indicated maturities through 2049, each is expected to be satisfied at the end of the seven-year compliance period for the related tax credit investments.

Note 12. Derivatives

Risk Management Objective of Using Derivatives

The Company enters into derivative financial instruments to manage risks related to differences in the amount, timing, and duration of the Company’s known or expected cash receipts and its known or expected cash payments, most recently associated with fixed rate brokered deposits and certain investment securities and select pools of variable rate loans. The Bank also entered into interest rate derivative agreements as a service to certain qualifying customers. The Bank manages a matched book with respect to these customer derivatives in order to minimize its net interest rate risk exposure resulting from such agreements. In addition, the Bank also enters into risk participation agreements under which it may either sell or buy credit risk associated with a customer’s performance under certain interest rate derivative contracts related to loans in which participation interests have been sold to or purchased from other banks.

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional or contractual amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at December 31, 2020 and 2019.

		December 31, 2020			December 31, 2019
			Derivative (1)			Derivative (1)
(in thousands)	Type of Hedge	Notional or Contractual Amount	Assets	Liabilities	Notional or Contractual Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate loans	Cash Flow	$1,175,000	$50,962	$—	$1,175,000	$24,172	$337
Interest rate swaps - securities	Fair Value	1,158,150	6,686	18,920	441,400	1,474	1,759
Interest rate swaps - brokered deposits	Fair Value	—	—	—	43,000	—	9
		$2,333,150	$57,648	$18,920	$1,659,400	$25,646	$2,105
Derivatives not designated as hedging instruments:
Interest rate swaps	N/A	$4,806,258	$145,517	$148,778	$3,759,232	$54,512	$55,664
Risk participation agreements	N/A	216,511	35	108	254,825	21	45
Forward commitments to sell residential mortgage loans	N/A	310,458	19	3,211	145,623	651	744
Interest rate-lock commitments on residential mortgage loans	N/A	206,258	1,793	14	83,224	369	375
Foreign exchange forward contracts	N/A	58,822	2,816	2,785	64,632	303	366
Visa Class B derivative contract	N/A	43,565	—	5,645	43,753	—	5,704
		$5,641,872	$150,180	$160,541	$4,351,289	$55,856	$62,898
Total derivatives		$7,975,022	$207,828	$179,461	$6,010,689	$81,502	$65,003
Less: netting adjustments (2)			(57,648)	(124,204)		(27,056)	(43,914)
Total derivate assets/liabilities			150,180	55,257		54,446	21,089

(1)	Derivative assets and liabilities are reported in other assets or other liabilities, respectively, in the consolidated balance sheets.
(2)

Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty. See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans.  For each agreement, the Company receives interest at a fixed rate and pays at a variable rate. Amortization of other comprehensive loss on terminated cash flow hedges totaled $1.4 million and $4.1 million for the years ended December 31, 2020 and 2019, respectively. The notional amounts of the swap agreements in place at December 31, 2020 expire as follows:  $50 million in 2021; $475 million in 2022; $550 million in 2023; $100 million in 2024.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps on securities available for sale

The Company is party to forward-starting fixed payer swaps that convert the latter portion of the term of certain available for sale securities to a floating rate. These derivative instruments are designated as fair value hedges of interest rate risk. This strategy provides the Company with a fixed rate coupon during the front-end unhedged tenor of the bonds and results in a floating rate security during the back-end hedged tenor with hedged start dates between August 2023 through September 2025, and maturity dates from December 2027 through March 2031. The fair value of the hedged item attributable to interest rate risk will be presented in interest income along with the change in the fair value of the hedging instrument.

The majority of the hedged available for sale securities is a closed portfolio of pre-payable commercial mortgage backed securities. In accordance with ASC 815, prepayment risk may be excluded when measuring the change in fair value of such hedged items attributable to interest rate risk under the last-of-layer approach. At December 31, 2020, the amortized cost basis of the closed portfolio of pre-payable commercial mortgage backed securities totaled $1.2 billion. The amount that represents the hedged items was $1.1 billion and the basis adjustment associated with the hedged items totaled $13.3 million.

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

The Company has offered customers a deferral of the monthly derivative payment/settlement if the associated loan was on a COVID-19-related deferral. At December 31, 2020, the Company had a receivable totaling $0.1 million related to these deferrals.

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

The contract includes a contingent accelerated termination clause based on the credit ratings of the Company. At December 31, 2020 and 2019, the fair value of the liability associated with this contract was $5.6 million and $5.7 million respectively. Refer to Note 20 – Fair Value of Financial Instruments for discussion of the valuation inputs and process for this derivative liability.

Effect of Derivative Instruments on the Statements of Income

The effects of derivative instruments on the consolidated statements of income for the years ended December 31, 2020, 2019, and 2018 are presented in the table below. For the years ended December 31, 2019 and 2018, the reduction of interest income attributable to cash flow hedges includes amortization of accumulated other comprehensive loss that resulted from termination of certain interest rate swap contracts.

(in thousands)		Year Ended December 31,
Derivative Instruments:	Location of Gain (Loss) Recognized in the Statement of Income:	2020	2019	2018
Fair value hedges- securities	Interest income	$8	$1	$—
Cash flow hedges - variable rate loans	Interest income	17,351	(4,255)	(4,497)
Fair value hedges - brokered deposits	Interest expense	46	(1,752)	(2,343)
All other instruments	Other noninterest income	12,814	12,958	5,368
Total		$30,219	$6,952	$(1,472)

Credit Risk-Related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as the downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. The Company is not in violation of any such provisions. The aggregate fair value of derivative instruments with credit risk-related contingent features that were in a net liability position at December 31, 2020 and 2019 was $109.7 million and $12.9 million, respectively, for which the Company had posted collateral of $44.7 million and $12.4 million, respectively.

Offsetting Assets and Liabilities

The Bank’s derivative instruments with certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero. Agreements with certain bilateral counterparties require both parties to maintain collateral in the event that the fair values of derivative instruments exceed established exposure thresholds. For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses. Offsetting information in regards to all derivative assets and liabilities, including accrued interest subject to these master netting agreements at December 31, 2020 and 2019 is presented in the following tables:

As of December 31, 2020
		Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Statement of Financial Position	Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$61,529	$(58,660)	$2,869	$2,869	$—	$—
Derivative Liabilities	$171,275	$(126,434)	$44,841	$2,869	$90,312	$(48,340)

As of December 31, 2019
		Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Statement of Financial Position	Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$27,938	$(27,915)	$23	$23	$—	$—
Derivative Liabilities	$56,523	$(44,570)	$11,953	$23	$35,113	$(23,183)

The Company has excess collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

Note 13. Stockholders’ Equity

Common Shares Outstanding

Common shares outstanding exclude treasury shares of 4.5 million and 4.0 million with a first-in-first-out cost basis of $150.7 million and $135.8 million at December 31, 2020 and 2019, respectively.  Shares outstanding also exclude unvested restricted share awards of 1.7 million and 1.4 million at December 31, 2020 and 2019, respectively.

Shares Issued as Consideration in Business Combination

On September 21, 2019, the Company issued 5,044,332 shares of common stock valued at $193.8 million as consideration in its acquisition of MidSouth. Refer to Note 2 – Business Combination for further information.

Stock Buyback Program

On September 23, 2019, the Company’s board of directors approved an amended stock buyback program that authorized the Company to repurchase up to 5.5 million shares of its common stock through the expiration date of December 31, 2020. The program, as amended, allowed the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or as otherwise determined by the Company in one or more transactions. The Company was not obligated to purchase any shares under this program, and the board of directors had the ability to terminate or amend the program at any time prior to the expiration date.

On October 18, 2019, the Company entered into an accelerated share repurchase (“ASR”) agreement with Morgan Stanley & Co. LLC (“Morgan Stanley”) to repurchase $185 million of the Company’s common stock. Pursuant to the ASR agreement, the Company made a $185 million payment to Morgan Stanley on October 21, 2019, and received from Morgan Stanley an initial delivery of 3,611,870 shares of the Company’s common stock, which represented 75% of the estimated total number of shares to be repurchased based on the October 18, 2019 closing price of the Company’s common stock.  The value of the remaining shares to be exchanged upon final settlement was accounted for as a forward contract until settlement. Final settlement of the ASR agreement occurred on March 18, 2020. Pursuant to the terms of the settlement, the Company received cash of approximately $12.1 million and a final delivery of 1,001,472 shares.

In January 2020, the company repurchased 315,851 shares of its common stock at a price of $40.26 in a privately negotiated transaction. In total, the company repurchased approximately 4.9 million of the 5.5 million authorized shares under the buyback program at an average price of $37.65 per share.

Accumulated Other Comprehensive Income (Loss)

A roll forward of the components of AOCI is included as follows:

(in thousands)	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Cash Flow Hedges	Equity Method Investment	Total
Balance, December 31, 2017	$(29,512)	$(14,585)	$(79,078)	$(11,227)	—	$(134,402)
Net change in unrealized gain (loss)	(52,060)	—	—	(697)	—	(52,757)
Reclassification of net gain (loss) realized and included in earnings	25,480	—	4,989	4,497	—	34,966
Other valuation adjustments for employee benefit plans	—	—	(45,198)	—	—	(45,198)
Amortization of unrealized net loss on securities transferred to held to maturity	—	3,296	—	—	—	3,296
Income tax expense (benefit)	(5,967)	755	(9,040)	866	—	(13,386)
Balance, December 31, 2018	$(50,125)	$(12,044)	$(110,247)	$(8,293)	—	$(180,709)
Net change in unrealized gain (loss)	115,413	—	—	28,943	(434)	143,922
Reclassification of net gain (loss) realized and included in earnings	—	—	9,174	4,255	—	13,429
Other valuation adjustments for employee benefit plans	—	—	2,398	—	—	2,398
Unrealized loss on securities transferred to available for sale	(13,236)	13,236	—	—	—	—
Amortization of unrealized net loss on securities transferred to held to maturity	—	3,153	—	—	—	3,153
Income tax expense	23,102	3,706	2,603	7,506	—	36,917
Balance, December 31, 2019	$28,950	$639	$(101,278)	$17,399	(434)	$(54,724)
Net change in unrealized gain (loss)	183,441	—	—	45,831	(4,935)	224,337
Reclassification of net gain (loss) realized and included in earnings	—	—	6,368	(17,351)	—	(10,983)
Other valuation adjustments for employee benefit plans	—	—	(37,451)	—	—	(37,451)
Amortization of unrealized net gain on securities transferred to held to maturity	—	(470)	—	—	—	(470)
Income tax expense (benefit)	41,167	(107)	(6,788)	6,368	—	40,640
Balance, December 31, 2020	$171,224	$276	$(125,573)	$39,511	(5,369)	$80,069

Accumulated Other Comprehensive Income or Loss (“AOCI”) is reported as a component of stockholders’ equity. AOCI can include, among other items, unrealized holding gains and losses on securities available for sale (“AFS”), including the Company’s share of unrealized gains and losses reported by a partnership accounted for under the equity method, gains and losses associated with pension or other post-retirement benefits that are not recognized immediately as a component of net periodic benefit cost, and gains and losses on derivative instruments that are designated as, and qualify as, cash flow hedges. Net unrealized gains and losses on AFS securities reclassified as securities held to maturity (“HTM”) also continue to be reported as a component of AOCI and will be amortized over the estimated remaining life of the securities as an adjustment to interest income. Subject to certain thresholds, unrealized losses on employee benefit plans will be reclassified into income as pension and post-retirement costs are recognized over the remaining service period of plan participants. Accumulated gains or losses on the cash flow hedge of the variable rate loans described in Note 12 will be reclassified into income over the life of the hedge. Accumulated other comprehensive loss resulting from the terminated interest rate swaps will be amortized over the remaining maturities of the designated instruments. Gains and losses within AOCI are net of deferred income taxes, where applicable.

The following table shows the line items in the consolidated statements of income affected by amounts reclassified from AOCI:

Amount reclassified from AOCI (a)	Year Ended December 31,		Increase (decrease) in affected line
(in thousands)	2020	2019	item in the income statement
Amortization of unrealized net gain (loss) on securities transferred to HTM	$470	$(3,153)	Interest income
Tax effect	(105)	713	Income taxes
Net of tax	365	(2,440)	Net income
Gain on sale of AFS securities	488	—	Securities transactions
Tax effect	(109)	—	Income taxes
Net of tax	379	—	Net income
Amortization of defined benefit pension and post-retirement items	(6,368)	(9,174)	Other noninterest expense
Tax effect	1,390	2,074	Income taxes
Net of tax	(4,978)	(7,100)	Net income
Reclassification of unrealized gain or loss on cash flow hedges	18,704	(110)	Interest income
Tax effect	(4,182)	25	Income taxes
Net of tax	14,522	(85)	Net income
Amortization of loss on terminated cash flow hedges	(1,353)	(4,145)	Interest income
Tax effect	303	937	Income taxes
Net of tax	(1,050)	(3,208)	Net income
Total reclassifications, net of tax	$9,238	$(12,833)	Net income

(a)	Amounts in parentheses indicate reduction in net income.

On March 27, 2020, the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation issued an interim final rule that provides an option to delay the estimated impact on regulatory capital stemming from the implementation CECL for a transition period of five years. The five-year rule provides a full delay of the estimated impact of CECL on regulatory capital transition (0%) for the first two years, followed by a three-year transition (25% of the impact included in 2022, 50% in 2023, 75% in 2024 and 100% thereafter). The two-year delay includes the full impact of day one CECL plus the estimated impact of current CECL activity calculated quarterly as 25% of the current ACL over the day one balance (“modified transition amount”). The modified transition amount was and will be recalculated each quarter in 2020 and 2021, with the December 31, 2021 impact carrying through the remaining three years of the transition. The Company elected the five-year transition period option upon issuance of the interim final rule.

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

To evaluate capital adequacy, regulators compare an institution’s regulatory capital ratios with their agency guidelines, as well as with the guidelines established as part of the uniform regulatory framework for prompt corrective supervisory action toward financial institutions. The framework for prompt corrective action categorizes capital levels into one of five classifications rating from well-capitalized to critically under-capitalized. For an institution to be eligible to be classified as well capitalized its total risk-based capital ratios must be at least 10.0% for total capital, 6.5% for Tier 1 Common Equity and 8.0% for Tier 1 capital, and its leverage ratio must be at least 5.0%. In reaching an overall conclusion on capital adequacy or assigning a classification under the uniform framework, regulators also consider other subjective and quantitative measures of risk associated with an institution. The Company and the Bank were deemed to be well capitalized based upon the most recent notifications from their regulators. There are no conditions or events since those notifications that management believes would change the classifications. At December 31, 2020 and 2019, the Company and the Bank were in compliance with all of their respective minimum regulatory capital requirements.

Following is a summary of the actual regulatory capital amounts and ratios for the Company and the Bank together with corresponding regulatory capital requirements at December 31, 2020 and 2019.

	Actual		Required for Minimum Capital Adequacy		Required To Be Well Capitalized
($ in thousands)	Amount	Ratio %	Amount	Ratio %	Amount	Ratio %
At December 31, 2020
Tier 1 leverage capital
Hancock Whitney Corporation	$2,534,049	7.88	$1,287,103	4.00	$1,608,878	5.00
Hancock Whitney Bank	2,607,215	8.11	1,286,059	4.00	1,607,573	5.00
Common equity tier 1 (to risk weighted assets)
Hancock Whitney Corporation	$2,534,049	10.61	$1,074,272	4.50	$1,551,726	6.50
Hancock Whitney Bank	2,607,215	10.94	1,072,924	4.50	1,549,778	6.50
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	$2,534,049	10.61	$1,432,362	6.00	$1,909,817	8.00
Hancock Whitney Bank	2,607,215	10.94	1,430,565	6.00	1,907,420	8.00
Total capital (to risk weighted assets)
Hancock Whitney Corporation	$3,155,692	13.22	$1,909,817	8.00	$2,387,271	10.00
Hancock Whitney Bank	2,905,988	12.19	1,907,420	8.00	2,384,275	10.00
At December 31, 2019
Tier 1 leverage capital
Hancock Whitney Corporation	$2,584,162	8.76	$1,180,163	4.00	$1,475,204	5.00
Hancock Whitney Bank	2,640,913	8.96	1,179,194	4.00	1,473,992	5.00
Common equity tier 1 (to risk weighted assets)
Hancock Whitney Corporation	$2,584,162	10.50	$1,107,527	4.50	$1,599,761	6.50
Hancock Whitney Bank	2,640,913	10.74	1,106,558	4.50	1,598,362	6.50
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	$2,584,162	10.50	$1,476,702	6.00	$1,968,936	8.00
Hancock Whitney Bank	2,640,913	10.74	1,475,411	6.00	1,967,214	8.00
Total capital (to risk weighted assets)
Hancock Whitney Corporation	$2,929,387	11.90	$1,968,936	8.00	$2,461,171	10.00
Hancock Whitney Bank	2,836,138	11.53	1,967,214	8.00	2,459,018	10.00

Regulatory Restrictions on Dividends

Regulatory policy statements provide that generally, bank holding companies should pay dividends only out of current operating earnings and that the level of dividends must be consistent with current and expected capital requirements. Dividends received from the Bank have been the primary source of funds available to the Company for the payment of dividends to its stockholders. Federal and state banking laws and regulations restrict the amount of dividends the Bank may distribute to the Company without prior regulatory approval, as well as the amount of loans it may make to the Company. Dividends paid by the Bank are subject to approval by the Commissioner of Banking and Consumer Finance of the State of Mississippi. Further, beginning January 1, 2019, a capital conservation buffer of 2.5% above each of the minimum capital ratio requirements (common equity tier 1, Tier 1, and total risk-based capital) must be met for a bank or bank holding company to be able to pay dividends.

Note 14. Noninterest Income and Noninterest Expense

During the fourth quarter of 2018, the Company sold the majority of its holdings of Visa Class B common shares. The sale resulted in a gain of approximately $33.2 million, which is included in net gain on sales of assets on the Consolidated Statement of Income. For more information on the circumstances surrounding the sale, refer to Note 12 – Derivatives.

The components of other noninterest income and other noninterest expense are as follows:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Other noninterest income:
Income from bank-owned life insurance	$18,179	$14,946	$12,424
Credit-related fees	11,255	11,399	11,065
Income from derivatives	12,814	12,958	5,368
Other miscellaneous income	13,155	14,635	14,929
Total other noninterest income	$55,403	$53,938	$43,786
Other noninterest expense:
Advertising	$13,011	$15,251	$12,334
Corporate value and franchise taxes	16,578	15,949	13,595
Entertainment and contributions	9,865	10,777	11,359
Telecommunication and postage	14,991	14,588	14,659
Printing and supplies	5,063	4,947	5,548
Travel expenses	2,297	5,278	5,338
Tax credit investment amortization	3,843	4,943	5,166
Other retirement expense	(25,133)	(16,561)	(18,661)
Other miscellaneous expense	26,790	37,282	31,355
Total other noninterest expense	$67,305	$92,454	$80,693

Note 15. Income Taxes

Income tax expense included in net income consisted of the following components:

	Years Ended December 31,
(in thousands)	2020	2019	2018
Included in net income
Current federal	$(58,723)	$12,172	$7,594
Current state	(132)	6,087	5,538
Total current provision	(58,855)	18,259	13,132
Deferred federal	(17,000)	46,290	41,078
Deferred state	(3,716)	810	4,136
Total deferred provision	(20,716)	47,100	45,214
Total included in net income	$(79,571)	$65,359	$58,346

Income tax expense (benefit) does not reflect the tax effects of amounts recognized in other comprehensive income and in AOCI, a separate component of stockholders’ equity.  These amounts include unrealized gains and losses on securities available for sale or transferred to held to maturity, unrealized gains and losses on derivatives and hedging transactions, and valuation adjustments of defined benefit and other post-retirement benefit plans. Refer to Note 13 – Stockholders’ Equity for additional information.

Temporary differences arise between the tax bases of assets or liabilities and their carrying amounts for financial reporting purposes. The expected tax effects from when these differences are resolved are recorded currently as deferred tax assets or liabilities.

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2020	2019
Deferred tax assets:
Allowance for loan losses	$111,170	$47,008
Loan purchase accounting adjustments	1,681	18,717
Tax credit carryforward	5,700	2,025
Federal/state net operating loss	4,462	7,295
Lease liability	29,352	29,003
Other	17,801	7,893
Gross deferred tax assets	170,166	111,941
State valuation allowance	(3,635)	(1,415)
Net deferred tax assets	$166,531	$110,526
Deferred tax liabilities:
Employee compensation and benefits	$(10,044)	$(9,662)
Securities	(51,036)	(9,589)
Fixed assets & intangibles	(46,762)	(48,144)
Lease Financing	(54,581)	(41,565)
Right-of-use Asset	(24,872)	(24,887)
Other	(28,642)	(14,400)
Gross deferred tax liabilities	$(215,937)	$(148,247)
Net deferred tax asset (liability)	$(49,406)	$(37,721)

Reported income tax expense (benefit) differed from amounts computed by applying the statutory income tax rate of 21% for the years ended December 31, 2020, 2019 and 2018 to earnings or loss before income taxes. Historically, the primary differences have been due to tax-exempt income, federal and state tax credits and excess tax benefits from stock-based compensation. The year ended December 31, 2020, also includes an incremental 14% tax benefit totaling $30.2 million associated with the five-year carryback of both the current year net operating loss (“NOL”) and the NOL attribute inherited from an acquired entity to a 35% statutory rate tax year, as allowed by provisions of the CARES Act. The current year NOL was primarily attributable to the energy loan sale loss that closed in the third quarter of 2020, along with tax method changes and/or elections made associated with the timing of income recognition and fixed asset related depreciation deductions. One of the tax method changes requires approval from the Internal Revenue Service, which is expected to occur. The main source of tax credits has been investments in tax-advantaged securities and tax credit projects. These investments are made primarily in the markets we serve and directed at tax credits issued under the Qualified Zone Academy Bonds (“QZAB”), Qualified School Construction Bonds (“QSCB”), as well as Federal and State New Market Tax Credit (“NMTC”) and Low-Income Housing Tax Credit (“LIHTC”) programs.  A summary of the factors that impacted income tax expense follows.

	Years Ended December 31,
	2020		2019		2018
($ in thousands)	Amount	%	Amount	%	Amount	%
Taxes computed at statutory rate	$(26,196)	21.0%	$82,475	21.0%	$80,244	21.0%
Increases (decreases) in taxes resulting from:
State income taxes, net of federal income tax benefit	(1,269)	1.0	7,204	1.8	8,770	2.3
Tax-exempt interest	(10,444)	8.4	(10,435)	(2.7)	(10,803)	(2.8)
Life insurance contracts	(4,857)	3.9	(3,901)	(1.0)	(2,019)	(0.5)
Tax credits	(8,072)	6.5	(10,293)	(2.6)	(11,344)	(3.0)
Employee share-based compensation	1,351	(1.1)	(842)	(0.2)	(1,380)	(0.3)
FDIC assessment disallowance	2,094	(1.7)	1,895	0.5	2,818	0.7
Return to provision adjustment	(970)	0.8	(1,459)	(0.4)	(9,942)	(2.6)
Net operating loss carryback under CARES act	(30,167)	24.2	—	—	—	—
Other, net	(1,041)	0.8	715	0.2	2,002	0.5
Income tax expense	$(79,571)	63.8%	$65,359	16.6%	$58,346	15.3%

At December 31, 2020, the Company had approximately $2.9 million and $2.8 million, respectively, in federal and state tax credit carryforwards that originated in the tax years from 2017 through 2020 and begin expiring in 2024. These carryforwards are primarily from investments in federal and state NMTC projects. The Company expects to fully utilize these tax credit carryforwards prior to their respective expiration dates.

The Company had approximately $79.0 million in state net operating loss carryforwards that originated in the tax years 2003 through 2020 and begin expiring in 2023. A $58.2 million gross state valuation allowance has been established for all non-bank entity level state NOL carryforwards, which translates to a net $3.6 million valuation allowance in the Company’s deferred tax inventory. The impact of this valuation allowance is not material to the financial statements.  For jurisdictions where the Bank is the reporting/filing entity, no state valuation allowance was recorded for year-ended December 31, 2020.  The Company expects future operations to generate sufficient taxable income to fully utilize such losses within the respective expiration periods.

The tax benefit of a position taken or expected to be taken in a tax return should be recognized when it is more likely than not that the position will be sustained on its technical merits.  The liability for unrecognized tax benefits was immaterial as of December 31, 2020, 2019 and 2018.  The Company does not expect the liability for unrecognized tax benefits to change significantly during 2021.  The Company recognizes interest and penalties, if any, related to income tax matters in income tax expense, and the amounts recognized during 2020, 2019 and 2018 were insignificant.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Generally, the returns for years prior to 2017 are no longer subject to examination by taxing authorities.

Note 16. Earnings (Loss) Per Share

The Company calculates earnings (loss) per share using the two-class method. The two-class method allocates net income or loss to each class of common stock and participating security according to common dividends declared and participation rights in undistributed earnings. For reporting periods in which a net loss is recorded, net loss is not allocated to participating securities because the holders of such securities bear no contractual obligation to fund or otherwise share in the loss. Participating securities consist of nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents

A summary of the information used in the computation of earnings (loss) per common share follows.

	Years Ended December 31,
($ in thousands, except per share data)	2020	2019	2018
Numerator:
Net income (loss)	$(45,174)	$327,380	$323,770
Net income or dividends allocated to participating securities - basic and diluted	1,756	5,546	5,930
Net income (loss) allocated to common shareholders - basic and diluted	$(46,930)	$321,834	$317,840
Denominator:
Weighted-average common shares - basic	86,533	86,488	85,355
Dilutive potential common shares	—	111	166
Weighted average common shares - diluted	86,533	86,599	85,521
Earnings (loss) per common share:
Basic	$(0.54)	$3.72	$3.72
Diluted	$(0.54)	$3.72	$3.72

Potential common shares consist of stock options, nonvested performance-based awards, and nonvested restricted share awards deferred under the Company’s nonqualified deferred compensation plan. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be antidilutive, i.e., increase earnings per share or reduce a loss per share. For reporting periods in which a net loss is reported, no effect is given to potentially dilutive common shares in the computation of loss per common share as any impact from such shares would be antidilutive. The weighted average of potentially dilutive common shares that were anti-dilutive totaled 15,815 for the year ended December 31, 2019 and 5,129 for the year ended December 31, 2018 and, as such were excluded from the calculation of diluted earnings per common diluted share for the respective periods.

The diluted earnings per share computation for the year ended December 31, 2019 also excludes the impact of the forward contract related to the October 21, 2019 accelerated share repurchase transaction. Based upon the average daily volume weighted-average price of the Company’s common stock at December 31, 2019, the counterparty to the transaction was expected to deliver additional shares for the settlement of the forward contract upon settlement; as such, the impact of the forward contract related to the accelerated share repurchase transaction would have been anti-dilutive to earnings per share.

Note 17. Segment Reporting

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

Note 18. Retirement Benefit Plans

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

The Company makes contributions to this plan in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws, plus such additional amounts as the Company may determine to be appropriate. The Company was not required to make a contribution to the Pension Plan during 2020 or 2019. During 2018, the Company made a discretionary contribution of $39 million designated to the 2017 plan year as part of its income tax initiatives. Market conditions during the latter part of 2018 resulted in a decline in the Pension Plan’s asset value. The Company made a $100 million discretionary contribution to the Pension Plan during the first quarter of 2019, the timing and amount of which was determined with the intent to optimize investment return. The Company does not anticipate being required to make a contribution, nor does it anticipate making a discretionary contribution to the Pension Plan in 2021.

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

The Company’s 401(k) plan matching expense totaled $17.4 million, $15.7 million and $14.6 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Certain associates who were designated executive officers of Whitney Holding Corporation and/or Whitney National Bank before the acquisition by the Company are also covered by an unfunded nonqualified defined benefit pension plan. The benefits under this nonqualified plan were designed to supplement amounts to be paid under the defined benefit plan previously maintained for employees of Whitney Holding Corporation and/or Whitney National Bank (the “Whitney Pension Plan”), and are calculated using the Whitney Pension Plan’s formula, but without applying the restrictions imposed on qualified plans by certain provisions of the Internal Revenue Code. Accrued benefits under this plan were frozen as of December 31, 2012 in connection with the merger of the Whitney Pension Plan into the Company’s qualified defined benefit pension plan, and no future benefits will be accrued under this plan.

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

The Whitney postretirement plans are available only to former employees of Whitney Holding Corporation and/or Whitney National Bank who meet the eligibility requirements, and offer health care and life insurance benefits for eligible retirees and their eligible dependents. Participant contributions are required under the health plan. These plans restrict eligibility for postretirement health benefits to retirees already receiving benefits as of the date of the plan amendments in 2007 and to those active participants who were eligible to receive benefits as of December 31, 2007 (i.e., were age 55 with ten years of credited service). Life insurance benefits are currently only available to associates who retired before December 31, 2007.

The Company assumed certain trends in health care costs in the determination of the benefit obligations. The plans assumed a 7.25% and 7.5% increase in health costs for 2020 and 2019 respectively, declining to 6.25% in 2020 and 6.75% in 2019 uniformly over a four year period, and then following the Getzen model thereafter. At December 31, 2020, the mortality assumption was based on Revised RP-2014 Employee and Healthy Annuitants Bottom Quartile Generational Mortality Table for Males and Females - Projected with Improvement Scale MP-2020.

The following tables detail the changes in the benefit obligations and plan assets of the defined benefit plans for the years ended December 31, 2020 and 2019, as well as the funded status of the plans at each year end and the amounts recognized in the Company’s consolidated balance sheets. The Company uses a December 31 measurement date for all defined benefit pension plans and other postretirement benefit plans.

	2020	2019	2020	2019
(in thousands)	Pension Benefits		Other Post- Retirement Benefits
Change in benefit obligation
Benefit obligation, beginning of year	$581,866	$492,017	$16,713	$16,283
Service cost	12,898	10,981	105	95
Interest cost	16,207	18,843	484	621
Plan participants' contributions	—	—	538	547
Net actuarial loss	70,777	81,166	1,910	733
Benefits paid	(21,439)	(21,141)	(1,420)	(1,566)
Benefit obligation, end of year	660,309	581,866	18,330	16,713
Change in plan assets
Fair value of plan assets, beginning of year	752,138	542,618	—	—
Actual return on plan assets	84,810	130,745	—	—
Employer contributions	1,178	101,165	882	1,019
Plan participants' contributions	—	—	538	547
Benefit payments	(21,439)	(21,141)	(1,420)	(1,566)
Expenses	(1,383)	(1,249)	—	—
Fair value of plan assets, end of year	815,304	752,138	—	—
Funded status at end of year - net asset (liability)	$154,995	$170,272	$(18,330)	$(16,713)
Amounts recognized in accumulated other comprehensive loss
Unrecognized loss at beginning of year	$136,252	$149,470	$(5,369)	$(7,015)
Net actuarial loss (gain)	28,518	(13,218)	2,565	1,646
Unrecognized gain (loss) at end of year	$164,770	$136,252	$(2,804)	$(5,369)
Projected benefit obligation	$660,309	$581,866
Accumulated benefit obligation	624,999	550,005
Fair value of plan assets	815,304	752,138

The net funded status of $155.0 million for pension benefits plans includes an excess of plan assets over the benefit obligation of $171.2 million on the defined benefit pension plan, offset by an unfunded benefit obligation of $16.2 million for the nonqualified retirement plan.

Net actuarial loss is a significant component of the change in the projected benefit obligation of the Pension plan for the year ended December 31, 2020. The actuarial loss was primarily driven by a change in the discount rate used in computing the projected benefit obligation at December 31, 2020.

The following table shows net periodic benefit cost included in expense and the changes in the amounts recognized in AOCI during 2020, 2019, and 2018.

	Years Ended December 31,
	2020	2019	2018	2020	2019	2018
($ in thousands)	Pension Benefits			Other Post-Retirement Benefits
Net periodic benefit cost
Service cost	$12,898	$10,981	$12,414	$105	$95	$120
Interest cost	16,207	18,843	16,762	484	621	621
Expected return on plan assets	(48,191)	(45,199)	(41,033)	—	—	—
Amortization of net loss/ prior service cost	7,021	10,087	5,423	(653)	(913)	(434)
Net periodic benefit cost	(12,065)	(5,288)	(6,434)	(64)	(197)	307
Other changes in plan assets and benefit obligations recognized in other comprehensive income, before taxes
Net (loss) gain recognized during the year	(7,021)	(10,087)	(5,423)	653	913	434
Net actuarial loss (gain)	35,539	(3,131)	51,915	1,912	733	(6,717)
Total recognized in other comprehensive income	28,518	(13,218)	46,492	2,565	1,646	(6,283)
Total recognized in net periodic benefit cost and other comprehensive income	$16,453	$(18,506)	$40,058	$2,501	$1,449	$(5,976)
Discount rate for benefit obligations	2.40%	3.14%	4.14%	2.31%	3.11%	4.10%
Discount rate for net periodic benefit cost	3.14%	4.14%	3.57%	3.11%	4.10%	3.52%
Expected long-term return on plan assets	6.50%	7.25%	7.25%	n/a	n/a	n/a
Rate of compensation increase	scaled *	scaled *	scaled **	n/a	n/a	n/a

*	Graded scale, declining from 7.25% at age 20 to 2.25% at age 60
**	Graded scale, declining from 7.00% at age 20 t0 2.00% at age 60

The long term rate of return on plan assets is determined by using the weighted-average of historical real returns for major asset classes based on target asset allocations. For all periods presented, the discount rate for the benefit obligation was calculated by matching expected future cash flows to the Findley Pension Discount Curve (AA).

The following table presents expected plan benefit payments over the ten years succeeding December 31, 2020:

(in thousands)	Pension	Post-Retirement	Total
2021	$24,097	$989	$25,086
2022	25,244	929	26,173
2023	26,251	954	27,205
2024	27,546	912	28,458
2025	28,963	950	29,913
2026-2030	163,952	4,664	168,616
.	$296,053	$9,398	$305,451

The expected benefit payments are estimated based on the same assumptions used to measure the Company’s benefit obligations at December 31, 2020.

The fair values of pension plan assets at December 31, 2020 and 2019, by asset category, are shown in the following tables. The fair value is presented based on the Financial Accounting Standards Board’s fair value hierarchy that prioritizes inputs into the valuation techniques used to measure fair value.  Level 1 uses quoted prices in active markets for identical assets, Level 2 uses significant observable inputs, and Level 3 uses significant unobservable inputs. In accordance with Subtopic 820-10 common trust funds are reported at fair value using net asset value per share (or its equivalent) as a practical expedient and are not classified in the fair value hierarchy.

For all investments, the plan attempts to use quoted market prices of identical assets on active exchanges, or Level 1 measurements. Where such quoted market prices are not available, the plan will use quoted prices for similar instruments or discounted cash flows to estimate the value, reported as Level 2.

	December 31, 2020
Fair Value Measurements by Asset Category / Fund	Level 1	Level 2	Level 3	Total
(in thousands)
Cash and equivalents	$3,778	$—	$—	$3,778
Total cash and cash equivalents	3,778	—	—	3,778
Fixed income securities	29,527	43,076	—	72,603
Mutual fund-fixed income	22,087	—	—	22,087
Exchange Traded Fund (ETF)-Fixed income	3,750	—	—	3,750
Total fixed income	55,364	43,076	—	98,440
Domestic and foreign stock	97,966	—	—	97,966
Mutual funds-equity	260,019	—	—	260,019
Total equity	357,985		—	357,985
Total assets at fair value	417,127	43,076	—	460,203
Common trust funds (fixed income)	—	—	—	298,694
Common trust fund (real assets)	—	—	—	56,407
Total	$417,127	$43,076	$—	$815,304

	December 31, 2019
Fair Value Measurements by Asset Category / Fund	Level 1	Level 2	Level 3	Total
(in thousands)
Cash and equivalents	$2,574	$—	$—	$2,574
Total cash and cash equivalents	2,574	—	—	2,574
Fixed income securities	23,450	45,951	—	69,401
Mutual fund-fixed income	34,652	—	—	34,652
Exchange Traded Fund (ETF)-Fixed income	3,134	—	—	3,134
Total fixed income	61,236	45,951	—	107,187
Domestic and foreign stock	88,174		—	88,174
Mutual funds-equity	236,436	—	—	236,436
Total equity	324,610		—	324,610
Total assets at fair value	388,420	45,951	—	434,371
Common trust funds (fixed income)	—	—	—	258,572
Common trust fund (real assets)	—	—	—	59,195
Total	$388,420	$45,951	$—	$752,138

The following table presents the percentage allocation of the plan assets by asset category and corresponding target allocations at December 31, 2020 and 2019.

	Plan Assets		Target Allocation
	at December 31,		at December 31,
Asset category	2020	2019	2020	2019
Cash and equivalents	0%	0%	0 - 5%	0 - 5%
Fixed income securities	49	49	41-57%	41-57%
Equity securities	44	43	35 - 51%	35 - 51%
Real assets	7	8	0 - 12%	0 - 12%
	100%	100%

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

Note 19. Share-Based Payment Arrangements

The Company maintains incentive compensation plans that incorporate share-based payment arrangements for associates and directors. The current plan under which share-based awards may be granted, the 2020 Long Term Incentive Plan (the “2020 Plan”), was approved by the Company’s stockholders at the 2020 annual meeting as a successor to the Company’s 2014 Long-Term Incentive Plan (the “2014 Plan”). Certain share-based awards remain outstanding under the 2014 Plan and prior equity incentive compensation plans, but no future awards may be granted thereunder.

The Compensation Committee of the Company’s Board of Directors administers the equity incentive plans, makes determinations with respect to participation by employees or directors and authorizes the share-based awards. Under the 2020 Plan, participants may be awarded stock options (including incentive stock options for associates), restricted shares, performance stock awards and stock appreciation rights, all on a stand-alone, combination or tandem basis. To date, the Committee has awarded stock options, tenure-based restricted shares and performance stock awards under the 2020 Plan and the prior equity incentive plans.

Under the 2020 Plan, future awards may be granted for the issuance of an aggregate of 2,500,000 shares of the Company’s common stock, plus a number of additional shares of the Company’s common stock (not to exceed 1,000,000) for which awards under the 2014 Plan are cancelled, expired, forfeited or otherwise not issued, or settled in cash. The 2020 Plan limits the number of shares for which awards may be granted to any participant during any calendar year to 250,000 shares. The Company may use authorized unissued shares or shares held in treasury to satisfy awards under the 2020 Plan.

As of December 31, 2020 there were 1.8 million shares available for future issuance under the 2020 equity compensation plan.

For the years ended December 31, 2020, 2019, and 2018, total share-based compensation recognized in income was $21.1 million, $20.9 million and $19.8 million, respectively. The total recognized tax benefit related to the share-based compensation was $4.9 million, $5.5 million and $5.8 million for 2020, 2019, and 2018, respectively.

At December 31, 2020, the Company had 23,074 outstanding and exercisable stock options, with a weighted average exercise price of $34.60, weighted average remaining contractual term of 1.5 years, and an aggregate intrinsic value of $ 0.1 million.

There were no exercises of stock options during the year ended December 31, 2020. The total intrinsic value of options exercised during the years ended December 31, 2019, and 2018 was $0.2 million, $0.6 million, respectively.

A summary of the Company’s nonvested restricted and performance shares for the year ended December 31, 2020 is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value ($)
Nonvested at January 1, 2020	1,596,258	$40.43
Granted	900,683	28.34
Vested	(511,552)	39.40
Cancelled/Forfeited	(98,536)	43.70
Nonvested at December 31, 2020	1,886,853	$34.77

At December 31, 2020, there was $58.2 million of total unrecognized compensation expense related to nonvested restricted and performance shares expected to vest in future periods. This compensation is expected to be recognized in expense over a weighted-average period of 3.6 years. The fair value of shares vested totaled $20.1  million during each of the years ended December 31, 2020 and 2019.

During the year ended December 31, 2020, the Company granted 35,754 performance shares subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $46.61 per share and 35,754 performance shares subject to an operating earnings per share performance metric with a grant date fair value of $39.39 per share to key members of executive management. The number of performance shares subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 48 regional banks.  The fair value of the performance shares subject to TSR at the grant date was determined using a Monte Carlo simulation method.  The number of performance shares subject to operating earnings per share that ultimately vest will be based on the Company’s attainment of certain operating earnings per share goals over the two-year performance period. The maximum number of performance shares that could vest is 200% of the target award.  Compensation expense for these performance shares is recognized on a straight-line basis over the three-year service period.

Note 20. Commitments and Contingencies

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

The contract amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. At December 31, 2020 and 2019 the Company had a reserve for unfunded lending commitments totaling $29.9 million and $4.0 million, respectively. The Company’s off-balance sheet financial instruments are summarized below:

	December 31,
(in thousands)	2020	2019
Commitments to extend credit	$8,106,223	$7,530,143
Letters of credit	365,510	393,284

Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business. Management does not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on the consolidated financial position or liquidity of the Company.

Note 21. Fair Value Measurements

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

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$213,370	$—	$213,370
Municipal obligations	—	326,725	—	326,725
Corporate debt securities	—	11,764	—	11,764
Residential mortgage-backed securities	—	2,629,811	—	2,629,811
Commercial mortgage-backed securities	—	2,455,534	—	2,455,534
Collateralized mortgage obligations	—	362,123	—	362,123
Total available for sale securities	—	5,999,327	—	5,999,327
Derivative assets (1)	—	150,180	—	150,180
Total recurring fair value measurements - assets	$—	$6,149,507	$—	$6,149,507
Liabilities
Derivative liabilities (1)	$—	$49,612	$5,645	$55,257
Total recurring fair value measurements - liabilities	$—	$49,612	$5,645	$55,257
(1)	For further disaggregation of derivative assets and liabilities, see Note 12 – Derivatives.

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$98,672	$—	$98,672
Municipal obligations	—	249,805	—	249,805
Corporate debt securities	—	7,988	—	7,988
Residential mortgage-backed securities	—	1,924,157	—	1,924,157
Commercial mortgage-backed securities	—	1,586,467	—	1,586,467
Collateralized mortgage obligations	—	808,215	—	808,215
Total available for sale securities	—	4,675,304	—	4,675,304
Derivative assets (1)	—	54,446	—	54,446
Total recurring fair value measurements - assets	$—	$4,729,750	$—	$4,729,750
Liabilities
Derivative liabilities (1)	$—	$15,385	$5,704	$21,089
Total recurring fair value measurements - liabilities	$—	$15,385	$5,704	$21,089
(1)	For further disaggregation of derivative assets and liabilities, see Note 12 – Derivatives.

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

The Company’s Level 3 liability consists of a derivative contract with the purchaser of 192,163 shares of Visa Class B common stock. Pursuant to the agreement, the Company retains the risks associated with the ultimate conversion of the Visa Class B common shares into shares of Visa. Class A common stock, such that the counterparty will be compensated for any dilutive adjustments to the conversion ratio and the Company will be compensated for any anti-dilutive adjustments to the ratio. The agreement also requires periodic payments by the Company to the counterparty calculated by reference to the market price of Visa Class A common shares at the time of sale and a fixed rate of interest that steps up once after the eighth scheduled quarterly payment. The fair value of the liability is determined using a discounted cash flow methodology. The significant unobservable inputs used in the fair value measurement are the Company’s own assumptions about estimated changes in the conversion rate of the Visa Class B common shares into Visa Class A common shares, the date on which such conversion is expected to occur and the estimated growth rate of the Visa Class A common share price. Refer to Note 12 – Derivatives for information about the derivative contract with the counterparty.

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

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements

The table below presents a rollforward of the amounts on the consolidated balance sheet for the year ended December 31, 2020 for financial instruments of a material nature that are classified within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis:

(in thousands)
Balance at December 31, 2018	$7,304
Cash settlements	(1,900)
Losses included in earnings	300
Balance at December 31, 2019	5,704
Cash settlements	(1,656)
Losses included in earnings	1,597
Balance at December 31, 2020	$5,645

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

Level 3 Class	December 31, 2020	December 31, 2019
Derivative liability	$5,645	$5,704
Valuation technique	Discounted cash flow	Discounted cash flow
Unobservable inputs:
Visa Class A appreciation - terminal range	6% - 12%	6% - 18%
Visa Class A appreciation - at end of reporting period	9%	12%
Conversion rate - range	1.62x-1.60x	1.62x - 1.59x
Conversion rate - at end of reporting period	1.6114x	1.616x
Time until resolution	3-36 months	24 - 48 months

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

The following table presents the Company’s financial assets that are measured at fair value on a nonrecurring basis for each of the fair value hierarchy levels:

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent loans individually evaluated for credit loss	$—	$60,451	$—	$60,451
Other real estate owned and foreclosed assets	—	—	11,648	11,648
Total nonrecurring fair value measurements	$—	$60,451	$11,648	$72,099

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$182,377	$—	$182,377
Other real estate owned and foreclosed assets	—	—	24,422	24,422
Total nonrecurring fair value measurements	$—	$182,377	$24,422	$206,799

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

Securities Sold under Agreements to Repurchase and Federal Funds Purchased– For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

Short-Term FHLB Borrowings – The fair value at December 31, 2020 is estimated by discounting the future contractual cash flows using current market rates at which borrowings with similar terms and options could be obtained. The fair value at December 31, 2019 assumed that the carrying amount was a reasonable estimate of fair value given the relatively stable interest rate environment.

Long-Term Debt – The fair value is estimated by discounting the future contractual cash flows using current market rates at which debt with similar terms could be obtained.

Derivative Financial Instruments – The fair value measurements for derivative financial instruments was discussed earlier in the note.

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amount at December 31, 2020 and 2019.

	December 31, 2020
				Total	Carrying
(in thousands)	Level 1	Level 2	Level 3	Fair Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$1,860,092	$—	$—	$1,860,092	$1,860,092
Available for sale securities	—	5,999,327	—	5,999,327	5,999,327
Held to maturity securities	—	1,467,581	—	1,467,581	1,357,170
Loans, net	—	60,451	21,472,933	21,533,384	21,339,754
Loans held for sale	—	136,063	—	136,063	136,063
Derivative financial instruments	—	150,180	—	150,180	150,180
Financial liabilities:
Deposits	$—	$—	$27,679,321	$27,679,321	$27,697,877
Federal funds purchased	300	—	—	300	300
Securities sold under agreements to repurchase	567,213	—	—	567,213	567,213
Short-term FHLB Borrowings	—	1,147,335	—	1,147,335	1,100,000
Long-term debt	—	404,880	—	404,880	378,322
Derivative financial instruments	—	49,612	5,645	55,257	55,257

	December 31, 2019
				Total	Carrying
(in thousands)	Level 1	Level 2	Level 3	Fair Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$542,333	$—	$—	$542,333	$542,333
Available for sale securities	—	4,675,304	—	4,675,304	4,675,304
Held to maturity securities	—	1,611,004	—	1,611,004	1,568,009
Loans, net	—	182,377	20,861,702	21,044,079	21,021,504
Loans held for sale	—	55,864	—	55,864	55,864
Derivative financial instruments	—	54,446	—	54,446	54,446
Financial liabilities:
Deposits	$—	$—	$23,786,775	$23,786,775	$23,803,575
Federal funds purchased	195,450	—	—	195,450	195,450
Securities sold under agreements to repurchase	484,422	—	—	484,422	484,422
FHLB short-term borrowings	2,035,000	—	—	2,035,000	2,035,000
Long-term debt	—	226,098	—	226,098	233,462
Derivative financial instruments	—	15,385	5,704	21,089	21,089

Note 22. Condensed Parent Company Information

The following condensed financial statements reflect the accounts and transactions of Hancock Whitney Corporation only:

Condensed Balance Sheets

	December 31,
(in thousands)	2020	2019
Assets:
Cash	$199,995	$57,943
Investment in bank subsidiaries	3,511,693	3,524,029
Investment in non-bank subsidiaries	25,134	23,498
Due from subsidiaries and other assets	15,464	9,101
Total assets	$3,752,286	$3,614,571
Liabilities and Stockholders' Equity:
Long-term debt	$312,260	$145,572
Other liabilities	1,001	1,314
Stockholders' equity	3,439,025	3,467,685
Total liabilities and stockholders' equity	$3,752,286	$3,614,571

Condensed Statements of Income

	Years Ended December 31,
(in thousands)	2020	2019	2018
Operating income
From subsidiaries
Cash dividends received from bank subsidiaries	$70,000	$240,000	$200,000
Cash dividend from nonbank Subsidiary	—	5,000	—
Equity in earnings (loss) of subsidiaries greater than dividends received	(101,406)	94,185	137,914
Total operating income	(31,406)	339,185	337,914
Other expense, net	22,307	15,635	18,728
Income tax benefit	(8,539)	(3,830)	(4,584)
Net income (loss)	$(45,174)	$327,380	$323,770
Other comprehensive income (loss), net of tax	134,793	125,985	(46,307)
Comprehensive income	$89,619	$453,365	$277,463

Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2020	2019	2018
Cash flows from operating activities - principally dividends received from subsidiaries	$71,067	$255,322	$216,270
Net cash provided by operating activities	71,067	255,322	216,270
Cash flows from investing activities:
Contribution of capital to subsidiary	—	(50,000)	—
Net cash received in acquisition	—	38,505	—
Proceeds from sale of securities available for sale	—	—	47,557
Proceeds from principal paydowns of securities available for sale	—	—	9,091
Other, net	—	(1,874)	—
Net cash provided by (used in) investing activities	—	(13,369)	56,648
Cash flows from financing activities:
Proceeds from issuance of long term debt	166,425	—	—
Repayment of long term debt	—	(13,919)	(89,200)
Dividends paid to stockholders	(95,605)	(94,871)	(88,838)
Repurchase of common stock	(12,716)	—	(8,267)
Proceeds from dividend reinvestment and other incentive plans	5,301	4,265	4,693
Payroll tax remitted on net share settlement of equity awards	(4,530)	(6,295)	(8,695)
Cash received(paid) under accelerated share repurchase agreement	12,110	(185,000)	—
Other, net	—	(42,129)	—
Net cash provided by (used in) financing activities	70,985	(337,949)	(190,307)
Net increase (decrease) in cash	142,052	(95,996)	82,611
Cash, beginning of year	57,943	153,939	71,328
Cash, end of year	$199,995	$57,943	$153,939

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

Management, including our principal executive officer and principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures and based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of its principal executive and principal financial officers, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form Y-9 C) and compliance with specific laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

PricewaterhouseCoopers, LLP, the independent registered public accounting firm that audited the Company’s financial statements included in Item 8. “Financial Statements and Supplementary Data,” has issued an attestation report on the Company’s internal control over financial reporting, which is also included in Item 8.

Based on the foregoing evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020.

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Hancock Whitney Corporation will hold its Annual Meeting of Shareholders of common stock on Wednesday, April 21, 2021, at 10:30 a.m. Central Daylight Time. The meeting will be held virtually and can be accessed online. Additional information about the Annual Meeting, including the matters to be considered, will be set forth in the Company’s definitive proxy statement for the 2021 Annual Meeting to be filed in due course with the SEC.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors will appear in our definitive proxy statement to be filed with the Securities and Exchange Commission for our 2021 annual meeting of the shareholders under the caption, “Information about Our Directors.” Information concerning compliance with Section 16(a) of the Exchange Act will appear in our proxy statement under the caption, “Delinquent Section 16(a) Reports.” Information concerning our code of business ethics for officers and associates, our code of ethics for financial officers, and our code of ethics for directors will appear in our proxy statement under the caption “Transactions with Related Persons.” Information concerning our audit committee will appear in our proxy statement under the caption “Board of Directors and Corporate Governance – Board Committees – Audit Committee.” The information set forth under each such caption is incorporated herein by reference. The information required by Item 10 of this Report regarding our executive officers appears in a separately captioned heading in Item 1 of this Report.

ITEM 11.     EXECUTIVE COMPENSATION

Information concerning our executive and director compensation will appear in our definitive proxy statement relating to our 2021 annual meeting of shareholders under the caption “Executive Compensation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Potential Payments Upon Termination or Change in Control” and “Shareholder Proposals for the 2022 Annual Meeting.” Information concerning our compensation committee interlocks and insider participation and our compensation committee report will appear in our proxy statement under the caption “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” respectively. Such information is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of certain beneficial owners and management will appear in our definitive proxy statement relating to our 2021 annual meeting of shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management.” The information set forth under each such caption is incorporated herein by reference.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions will appear in our definitive proxy statement relating to our 2021 annual meeting of shareholders under the caption “Transactions with Related Persons.” Information concerning director independence will appear in our proxy statement under the caption “Board of Directors and Corporate Governance.” The information set forth under each such caption is incorporated herein by reference.

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services will appear in our definitive proxy statement relating to our 2021 annual meeting of shareholders under the caption “Independent Registered Public Accounting Firm.” Such information is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:
1.	The following consolidated financial statements of Hancock Whitney Corporation and subsidiaries are filed as part of this Report under Item 8. “Financial Statements and Supplementary Data”:

Consolidated Balance Sheets – December 31, 2020 and 2019

Consolidated Statements of Income – Years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Other Comprehensive Income – Years ended December 31, 2020, 2019, and 2018

Consolidated Statements of Changes in Stockholders’ Equity– Years ended December 31, 2020, 2019, and 2018

Consolidated Statements of Cash Flows –Years ended December 31, 2020, 2019, and 2018

Notes to Consolidated Financial Statements – December 31, 2020

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

2.1

Purchase agreement by and between Hancock Whitney Corporation and MidSouth Bancorp, Inc., dated as of April 30, 2019 (filed as Exhibit 2.1 to the Company’s Form 8-K (File No. 001-36872) filed with the Commission on May 2, 2019.

2.2

Master Purchase Agreement by and among Hancock Whitney Bank, OCM Engy Holdings, LLC, et al., dated as of July 17, 2020 (filed as Exhibit 2.1 to the Company’s Form 10-Q (File No. 001-36872) filed with the Commission on November 4, 2020 and incorporated herein by reference).

3.1

Second Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s 8-K (File No. 001-36872) filed with the Commission on May 1, 2020 and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s 8-K (File No. 001-36872) filed with the Commission on May 1, 2020 and incorporated herein by reference).

4.1

Specimen stock certificate of the Company (reflecting change in par value from $10.00 to $3.33, effective March 6, 1989) (filed as Exhibit 4 to the Company’s registration statement on Form S-8 (File No. 333-11831) filed with the Commission on September 12, 1996 and incorporated herein by reference).

4.2

Indenture, dated as of March 9, 2015, between Hancock Holding Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Hancock Whitney Corporation’s Current Report on Form 8-Kfiled with the Securities and Exchange Commission on March 9, 2015).

4.3

Supplemental Indenture, dated as of June 2, 2020, between Hancock Whitney Corporation and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 4.2 to the Company’s Form 8-K (File No. 001-36872) filed with the Commission on June 3, 2020).

4.4	Form of Global Note representing the 6.25% Subordinated Notes due 2060 (filed as Exhibit 4.3 to the Company’s Form 8-K (File No. 001-36872) filed with the Commission on June 3, 2020).

*10.1	2014 Long Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 0-13089) filed with the Commission on April 21, 2014 and incorporated herein by reference).

*10.2

Amendment to the Hancock Holding Company 2014 Long Term Incentive Plan (filed as Appendix A of the Company’s definitive Proxy Statement on Schedule 14A (filed with the Commission on March 17, 2017 (File Number 001-36872) and incorporated herein by reference).

*10.3

Hancock Whitney Corporation 2020 Long Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Form 8-K (File Number 001-36872) filed with the Commission on May 1, 2020 and incorporated herein by reference).

*10.4

Nonqualified Deferred Compensation Plan, amended and restated effective January 1, 2015 (filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2014 (File No. 0-13089) filed with the Commission on February 27, 2015 and incorporated herein by reference).

*10.5

Addendum to Nonqualified Deferred Compensation Plan describing SERP benefit (filed as Exhibit 10.3 to the Company’s Form 10-Q (File No. 001-36827) filed with the Commission on August 8, 2014 and incorporated herein by reference).

*10.6

Amended and Restated Hancock Whitney Corporation 2010 Employee Stock Purchase Plan, effective July 1, 2018 (filed as Exhibit 10.1 to the Company’s Form 10-Q filed with the Commission on November 2, 2018 (File No.001-36872) and incorporated herein by reference).

*10.7

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

*10.9

Insurance Plan and Summary Plan Description, adopted by the Company effective July 1, 2014 (filed as Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2014 (File No. 0-13089) filed with the Commission on February 27, 2015 and incorporated herein by reference).

*10.10

Form of Restricted Stock Award Agreement (approved in 2015) (filed as Exhibit 10.24 to the Company’s Form 10-K (File No. 0-13089) filed with the Commission on February 26, 2016 and incorporated herein by reference).

*10.11

Form of Amended Restricted Stock Award Agreement (amending awards approved in 2016) (filed as Exhibit 10.2 to the Company’s Form 10-Q (File No. 001-36827) filed with the Commission on May 9, 2016 and incorporated herein by reference).

*10.12

Form of Performance Stock Award Agreement (TSR) (approved in 2015) (filed as Exhibit 10.25 to the Company’s Form 10-K (File No. 0-13089, filed with the Commission on February 26, 2016 and incorporated herein by reference).

*10.13

Form of Performance Stock Award Agreement (EPS) (approved in 2015) (filed as Exhibit 10.25 to the Company’s Form 10-K (File No. 0-13089, filed with the Commission on February 26, 2016 and incorporated herein by reference).

*10.14	Executive Incentive Plan (2016) (filed as Exhibit 10.3 to the Company’s Form 10-Q (File No. 001-36827) filed with the commission on May 9, 2016 and incorporated herein by reference).

**21.1	Subsidiaries of the Company.

**23.1	Consent of PricewaterhouseCoopers, LLP.

**31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

**31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

**32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Hancock Whitney Corporation's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Cover Page (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Income, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Changes in Stockholders’ Equity, (vi) the Consolidated Statements of Cash Flows, and (vii) the Notes to Consolidated Financial Statements, tagged in summary and detail.

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

HANCOCK WHITNEY CORPORATION
Registrant

February 26, 2021	By:	/s/ John M. Hairston
Date		John M. Hairston
President & Chief Executive Officer (Principal Executive Officer)

February 26, 2021	By:	/s/ Michael M. Achary
Date		Michael M. Achary
Senior Executive Vice President & Chief Financial Officer (Principal Financial Officer)

February 26, 2021	By:	/s/ Stephen E. Barker
Date		Stephen E. Barker
Executive Vice President, Senior Accounting and Finance Executive (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jerry L. Levens Jerry L. Levens	Chairman of the Board, Director	February 26, 2021

/s/ Frank E. Bertucci Frank E. Bertucci	Director	February 26, 2021

/s/ Hardy B. Fowler Hardy B. Fowler	Director	February 26, 2021

/s/ Randall W. Hanna	Director	February 26, 2021
Randall W. Hanna

/s/ James H. Horne James H. Horne	Director	February 26, 2021

/s/ Suzette K. Kent	Director	February 26, 2021
Suzette K. Kent

/s/ Constantine S. Liollio Constantine S. Liollio	Director	February 26, 2021

/s/ Sonya C. Little Sonya C. Little	Director	February 26, 2021

/s/ Thomas H. Olinde Thomas H. Olinde	Director	February 26, 2021

/s/ Christine L. Pickering Christine L. Pickering	Director	February 26, 2021

/s/ Robert W. Roseberry	Director	February 26, 2021
Robert W. Roseberry

/s/ Joan C. Teofilo Joan C. Teofilo	Director	February 26, 2021

/s/ C. Richard Wilkins C. Richard Wilkins	Director	February 26, 2021