Form 10-Q
period 2021-03-31
HANCOCK WHITNEY CORP
filed 2021-05-06
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number: 001-36872

HANCOCK WHITNEY CORPORATION

(Exact name of registrant as specified in its charter)

Mississippi	64-0693170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Hancock Whitney Plaza, 2510 14th Street, Gulfport, Mississippi	39501
(Address of principal executive offices)	(Zip Code)

(228) 868-4000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common stock, par value $3.33 per share	HWC	Nasdaq
6.25% Subordinated Notes	HWCPZ	Nasdaq
5.95% Subordinated Notes	HWCPL	Nasdaq

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

86,800,497 common shares were outstanding at April 30, 2021.

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

Parent – Hancock Whitney Corporation, exclusive of its subsidiaries

Bank – Hancock Whitney Bank

Other Terms:

ACL – allowance for credit losses

AFS – available for sale securities

AMERIBOR - Index created by the American Financial Exchange as a potential replacement for LIBOR; calculated daily as the volume-weighted average interest rate of the overnight unsecured loans on American Financial Exchange

AOCI – accumulated other comprehensive income or loss

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

CEO – Chief Executive Officer

CFO – Chief Financial Officer

CMO – collateralized mortgage obligation

Core Loans – loans excluding Paycheck Protection Program (PPP) loans

Coronavirus – the novel coronavirus declared a pandemic during the first quarter of 2020, resulting in prolonged market disruptions

COVID-19 – disease caused by the novel coronavirus

CRE – commercial real estate

Excess Liquidity – deposits held at the Federal Reserve above $200 million, plus excess investments in the securities portfolio above normal cash flows

FASB – Financial Accounting Standards Board

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

SBA – Small Business Administration

SBIC – Small Business Investment Company

SEC – U.S. Securities and Exchange Commission

Securities Act – Securities Act of 1933, as amended

SOFR – secured overnight financing rate

Structured Solutions – longer-term contractual payment modifications of original loan agreement te – taxable equivalent adjustment, or the term used to indicate that a financial measure is presented on a fully taxable equivalent basis

TDR – troubled debt restructuring

TSR – total shareholder return

U.S. Treasury – The United States Department of the Treasury

VERIP – Voluntary Early Retirement Incentive Program

Part I. Financial Information

Item 1. Financial Statements

Hancock Whitney Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except per share data)	2021	2020
ASSETS
Cash and due from banks	$508,673	$526,306
Interest-bearing bank deposits	2,338,661	1,333,352
Federal funds sold	450	434
Securities available for sale, at fair value (amortized cost of $6,609,893 and $5,766,234)	6,630,648	5,999,327
Securities held to maturity (fair value of $1,455,224 and $1,467,581)	1,375,342	1,357,170
Loans held for sale	124,677	136,063
Loans	21,664,859	21,789,931
Less: allowance for loan losses	(424,360)	(450,177)
Loans, net	21,240,499	21,339,754
Property and equipment, net of accumulated depreciation of $278,383 and $271,801	377,514	380,516
Right of use assets, net of accumulated amortization of $26,291 and $23,330	106,925	110,691
Prepaid expenses	40,466	41,443
Other real estate and foreclosed assets, net	9,467	11,648
Accrued interest receivable	108,290	104,268
Goodwill	855,453	855,453
Other intangible assets, net	82,473	86,892
Life insurance contracts	624,512	615,780
Funded pension assets, net	176,391	171,175
Other assets	472,202	568,330
Total assets	$35,072,643	$33,638,602
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$13,174,911	$12,199,750
Interest-bearing	16,035,609	15,498,127
Total deposits	29,210,520	27,697,877
Short-term borrowings	1,652,747	1,667,513
Long-term debt	397,583	378,322
Accrued interest payable	4,257	4,315
Lease liabilities	126,142	130,627
Deferred tax liability, net	22,993	49,406
Other liabilities	241,498	271,517
Total liabilities	31,655,740	30,199,577
Stockholders' equity:
Common stock	309,513	309,513
Capital surplus	1,764,145	1,757,937
Retained earnings	1,374,688	1,291,506
Accumulated other comprehensive income (loss), net	(31,443)	80,069
Total stockholders' equity	3,416,903	3,439,025
Total liabilities and stockholders' equity	$35,072,643	$33,638,602
Preferred shares authorized (par value of $20.00 per share)	50,000	50,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	92,947	92,947
Common shares outstanding	86,777	86,728

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2021	2020
Interest income:
Loans, including fees	$213,713	$238,723
Loans held for sale	671	621
Securities-taxable	31,203	32,607
Securities-tax exempt	4,783	4,944
Short-term investments	415	448
Total interest income	250,785	277,343
Interest expense:
Deposits	9,227	38,937
Short-term borrowings	1,533	4,462
Long-term debt	5,438	2,756
Total interest expense	16,198	46,155
Net interest income	234,587	231,188
Provision for credit losses	(4,911)	246,793
Net interest income (loss) after provision for credit losses	239,498	(15,605)
Noninterest income:
Service charges on deposit accounts	19,146	22,837
Trust fees	15,003	14,806
Bank card and ATM fees	18,120	17,362
Investment and annuity fees and insurance commissions	7,458	7,150
Secondary mortgage market operations	11,710	6,053
Other income	15,652	16,179
Total noninterest income	87,089	84,387
Noninterest expense:
Compensation expense	95,846	91,071
Employee benefits	23,769	22,478
Personnel expense	119,615	113,549
Net occupancy expense	12,910	12,522
Equipment expense	4,781	4,617
Data processing expense	22,947	22,047
Professional services expense	11,251	9,741
Amortization of intangible assets	4,419	5,345
Deposit insurance and regulatory fees	3,395	5,815
Other real estate and foreclosed asset expense	6	10,130
Other expense	13,748	19,569
Total noninterest expense	193,072	203,335
Income (loss) before income taxes	133,515	(134,553)
Income taxes expense (benefit)	26,343	(23,520)
Net income (loss)	$107,172	$(111,033)
Earnings (loss) per common share-basic	$1.21	$(1.28)
Earnings (loss) per common share-diluted	$1.21	$(1.28)
Dividends paid per share	$0.27	$0.27
Weighted average shares outstanding-basic	86,752	87,186
Weighted average shares outstanding-diluted	86,805	87,186

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Net income (loss)	$107,172	$(111,033)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain or loss on securities available for sale and cash flow hedges	(145,490)	165,297
Reclassification of net gain or loss realized and included in earnings	286	368
Amortization of unrealized net loss or gain on securities transferred to held to maturity	(56)	(195)
Other comprehensive income (loss) before income taxes	(145,260)	165,470
Income tax expense (benefit)	(33,748)	37,480
Other comprehensive income (loss) net of income taxes	(111,512)	127,990
Comprehensive income (loss)	$(4,340)	$16,957

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended March 31, 2021 and 2020
	Common Stock				Accumulated Other
	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Income (Loss), Net	Total
(in thousands, except parenthetical share data)
Balance, December 31, 2019	92,947	$309,513	$1,736,664	$1,476,232	$(54,724)	$3,467,685
Net loss	—	—	—	(111,033)	—	(111,033)
Other comprehensive income	—	—	—	—	127,990	127,990
Comprehensive income	—	—	—	(111,033)	127,990	16,957
Cumulative effect of change in accounting principle	—	—	—	(44,087)	—	(44,087)
Cash dividends declared ($0.27 per common share)	—	—	—	(24,028)	—	(24,028)
Common stock activity, long-term incentive plan	—	—	4,114	45	—	4,159
Repurchase of common stock	—	—	(12,716)	—	—	(12,716)
Net settlement of accelerated share repurchase agreement (1,001,472 shares)	—	—	12,110	—	—	12,110
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	984	—	—	984
Balance, March 31, 2020	92,947	$309,513	$1,741,156	$1,297,129	$73,266	$3,421,064
Balance, December 31, 2020	92,947	$309,513	$1,757,937	$1,291,506	$80,069	$3,439,025
Net income	—	—	—	107,172	—	107,172
Other comprehensive loss	—	—	—	—	(111,512)	(111,512)
Comprehensive loss	—	—	—	107,172	(111,512)	(4,340)
Cash dividends declared ($0.27 per common share)	—	—	—	(24,021)	—	(24,021)
Common stock activity, long-term incentive plans	—	—	5,204	31	—	5,235
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	1,004	—	—	1,004
Balance, March 31, 2021	92,947	$309,513	$1,764,145	$1,374,688	$(31,443)	$3,416,903

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$107,172	$(111,033)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,083	7,880
Provision for credit losses	(4,911)	246,793
(Gain) loss on other real estate and foreclosed assets	(253)	10,550
Gain on sale of securities	—	(112)
Deferred tax expense (benefit)	2,300	(34,279)
Increase in cash surrender value of life insurance contracts	(9,400)	(646)
Net (increase) decrease in loans held for sale	8,031	(5,709)
Net amortization of securities premium/discount	13,211	9,349
Amortization of intangible assets	4,419	5,345
Stock-based compensation expense	5,517	5,583
Net change in liability from variation margin collateral	56,744	(105,921)
Decrease in interest payable and other liabilities	(23,472)	(18,641)
Decrease in other assets	98,052	9,887
Other, net	(9,453)	(7,521)
Net cash provided by operating activities	255,040	11,525
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available for sale securities	—	124,122
Proceeds from maturities of securities available for sale	311,232	166,265
Purchases of securities available for sale	(1,164,798)	(367,944)
Proceeds from maturities of securities held to maturity	37,830	84,176
Purchases of securities held to maturity	(59,362)	—
Net increase in short-term investments	(1,005,325)	(766,085)
Proceeds from sales of loans and leases	7,373	2,608
Net (increase) decrease in loans	101,924	(339,888)
Purchase of life insurance contracts	(45,000)	—
Proceeds from the surrender of life insurance contracts	44,045	—
Purchases of property and equipment	(4,269)	(9,460)
Proceeds from sales of other real estate	4,191	3,007
Other, net	5,809	(1,731)
Net cash used in investing activities	(1,766,350)	(1,104,930)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	1,512,643	1,204,921
Net decrease in short-term borrowings	(14,766)	(41,589)
Proceeds from the issuance of long-term debt	22,388	—
Repayments of long-term debt	(3,209)	(76)
Dividends paid	(24,021)	(24,028)
Payroll tax remitted on net share settlement of equity awards	(494)	(1,494)
Proceeds from exercise of stock options	132	—
Proceeds from dividend reinvestment and stock purchase plans	1,004	984
Settlement of forward contract portion of accelerated share repurchase	—	12,110
Repurchase of shares	—	(12,716)
Net cash provided by financing activities	1,493,677	1,138,112
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(17,633)	44,707
CASH AND DUE FROM BANKS, BEGINNING	526,306	432,104
CASH AND DUE FROM BANKS, ENDING	$508,673	$476,811
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$1,799	$1,612

See notes to unaudited consolidated financial statements.

HANCOCK WHITNEY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated financial statements include the accounts of Hancock Whitney Corporation and all other entities in which it has a controlling interest (the “Company”). The financial statements include all adjustments that are, in the opinion of management, necessary to fairly state the Company’s financial condition, results of operations, changes in stockholders’ equity and cash flows for the interim periods presented. The Company has also evaluated all subsequent events for potential recognition and disclosure through the date of the filing of this Quarterly Report on Form 10-Q. Some financial information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Financial information reported in these financial statements is not necessarily indicative of the Company’s financial condition, results of operations, or cash flows for any other interim or annual period.

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

Critical Accounting Policies and Estimates

There were no material changes or developments during the reporting period with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020. Refer to Note 14 – Recent Accounting Pronouncements for a discussion of accounting standards adopted during the three months ended March 31, 2021 and the impact to the Company’s financial statements.

2.  Securities

The following tables set forth the amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities classified as available for sale and held to maturity at March 31, 2021 and December 31, 2020. Amortized cost of securities does not include accrued interest which is reflected in the accrued interest line item on the consolidated balance sheets totaling $24.4 million at both March 31, 2021 and December 31, 2020.

	March 31, 2021				December 31, 2020
		Gross	Gross		Gross	Gross
Securities Available for Sale	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$219,343	$2,703	$4,554	$217,492	$207,365	$6,289	$284	$213,370
Municipal obligations	308,298	13,757	5,393	316,662	309,342	17,536	153	326,725
Residential mortgage-backed securities	2,976,621	45,861	51,672	2,970,810	2,560,249	69,570	8	2,629,811
Commercial mortgage-backed securities	2,789,053	78,043	64,901	2,802,195	2,323,306	135,516	3,288	2,455,534
Collateralized mortgage obligations	305,078	6,835	—	311,913	354,472	7,651	—	362,123
Corporate debt securities	11,500	76	—	11,576	11,500	264	—	11,764
	$6,609,893	$147,275	$126,520	$6,630,648	$5,766,234	$236,826	$3,733	$5,999,327

	March 31, 2021				December 31, 2020
		Gross	Gross		Gross	Gross
Securities Held to Maturity	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$—	$—	$—	$—	$—	$—	$—	$—
Municipal obligations	624,649	42,623	311	666,961	627,019	51,408	2	678,425
Residential mortgage-backed securities	53,298	1,315	459	54,154	21,951	1,469	—	23,420
Commercial mortgage-backed securities	574,923	35,164	1,041	609,046	549,686	54,587	—	604,273
Collateralized mortgage obligations	122,472	2,591	—	125,063	158,514	2,949	—	161,463
	$1,375,342	$81,693	$1,811	$1,455,224	$1,357,170	$110,413	$2	$1,467,581

The following tables present the amortized cost and estimated fair value of debt securities available for sale and held to maturity at March 31, 2021 by contractual maturity.  Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateralized mortgage obligations.

Debt Securities Available for Sale	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$3,787	$3,789
Due after one year through five years	259,889	278,591
Due after five years through ten years	2,861,768	2,875,550
Due after ten years	3,484,449	3,472,718
Total available for sale debt securities	$6,609,893	$6,630,648

Debt Securities Held to Maturity	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$2,339	$2,341
Due after one year through five years	225,806	239,613
Due after five years through ten years	662,066	704,949
Due after ten years	485,131	508,321
Total held to maturity securities	$1,375,342	$1,455,224

The Company held no securities classified as trading at March 31, 2021 and December 31, 2020.

The following table presents the proceeds from, gross gain on, and gross losses on sales of securities during the three months ended March 31, 2021 and 2020.

	Three Months Ended March 31,
(in thousands)	2021	2020
Proceeds	$—	$124,122
Gross gains	—	1,082
Gross losses	—	970

Securities with carrying values totaling $3.0 billion and $3.4 billion were pledged as collateral at March 31, 2021 and December 31, 2020, respectively, primarily to secure public deposits or securities sold under agreements to repurchase.

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

At each reporting period, the Company evaluates credit impairment for individual securities available for sale whose fair value was below amortized cost with a more than inconsequential risk of default and where the Company had assessed whether the decline in fair value was significant enough to suggest a credit event occurred. There were no securities that met the criteria of a credit loss event and, therefore, no allowance for credit loss was recorded for either period presented.

The fair value and gross unrealized losses for securities classified as available for sale with unrealized losses for the periods indicated follow.

Available for Sale
March 31, 2021	Losses < 12 months		Losses 12 months or >		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$125,672	$4,554	$—	$—	$125,672	$4,554
Municipal obligations	66,344	5,393	—	—	66,344	5,393
Residential mortgage-backed securities	1,669,212	51,668	728	4	1,669,940	51,672
Commercial mortgage-backed securities	1,247,473	64,901	—	—	1,247,473	64,901
Collateralized mortgage obligations	—	—	—	—	—	—
Corporate debt securities	—	—	—	—	—	—
	$3,108,701	$126,516	$728	$4	$3,109,429	$126,520

Available for Sale
December 31, 2020	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$35,845	284	$—	$—	$35,845	$284
Municipal obligations	30,170	153	—	—	30,170	153
Residential mortgage-backed securities	530	2	760	6	1,290	8
Commercial mortgage-backed securities	446,190	3,288	—	—	446,190	3,288
Collateralized mortgage obligations	70	—	—	—	70	—
Corporate debt securities	2,000	—	—	—	2,000	—
	$514,805	$3,727	$760	$6	$515,565	$3,733

At each reporting period, the Company evaluates its held to maturity municipal obligation portfolio for credit loss using probability of default and loss given default models. The models are run using a long-term average probability of default migration and with a probability weighting of Moody’s economic forecasts. The economic forecasts are largely weighted to a baseline scenario with some weight given to one or more upside and/or downside scenarios. The forecasts are further stressed by running a more severe probability of default migration. The resulting credit loss was negligible for both periods presented and no allowance for credit loss was recorded. The fair value and gross unrealized losses for securities classified as held to maturity with unrealized losses for the periods indicated follow.

Held to maturity
March 31, 2021	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	$—	$—	$—	$—	$—
Municipal obligations	7,690	310	190	1	7,880	311
Residential mortgage-backed securities	33,123	459	—	—	33,123	459
Commercial mortgage-backed securities	37,033	1,041	—	—	37,033	1,041
Collateralized mortgage obligations	—	—	—	—	—	—
	$77,846	$1,810	$190	$1	$78,036	$1,811

Held to maturity
December 31, 2020	Losses < 12 months		Losses 12 months or >		Total
		Gross	Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	$—	$—	$—	$—	$—
Municipal obligations	—	—	2,381	2	2,381	2
Residential mortgage-backed securities	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—
Collateralized mortgage obligations	—	—	—	—	—	—
	$—	$—	$2,381	$2	$2,381	$2

As of March 31, 2021 and December 31, 2020, the Company had 105 and 28 securities, respectively, with market values below their cost basis. None of the unrealized losses relate primarily to the marketability of the securities or the issuer’s ability to meet contractual obligations. In all cases, the indicated impairment on these debt securities would be recovered no later than the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. The unrealized losses were deemed to be non-credit related at March 31, 2021 and December 31, 2020. The Company has adequate liquidity and, therefore does not plan to, and more likely than not, will not be required to sell these securities before recovery of the indicated impairment.

3.  Loans and Allowance for Credit Losses

The Company generally makes loans in its market areas of south and central Mississippi; southern and central Alabama; northwest, central and south Louisiana; the northern, central, and panhandle regions of Florida; certain areas of east and northeast Texas, including Houston, Beaumont and Dallas; and Nashville, Tennessee. Loans, net of unearned income, by portfolio are presented at amortized cost basis in the table below. Amortized cost does not include accrued interest, which is reflected in the accrued interest line item in the Consolidated Balance Sheets, totaling $80.1 million and $76.2 million at March 31, 2021 and December 31, 2020, respectively. Included in commercial non-real estate loans at March 31, 20201 and December 31, 2020 was $2.3 billion and $2.0 billion, respectively, of Paycheck Protection Program loans, described in more detail below. The following table presents loans, net of unearned income, by portfolio class at March 31, 2021 and December 31, 2020.

	March 31,	December 31,
(in thousands)	2021	2020
Commercial non-real estate	$10,091,342	$9,986,983
Commercial real estate - owner occupied	2,795,104	2,857,445
Total commercial and industrial	12,886,446	12,844,428
Commercial real estate - income producing	3,411,028	3,357,939
Construction and land development	1,122,141	1,065,057
Residential mortgages	2,488,792	2,665,212
Consumer	1,756,452	1,857,295
Total loans	$21,664,859	$21,789,931

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

Commercial non-real estate loans also include loans made under the Small Business Administration’s (SBA) Paycheck Protection Program (PPP). PPP loans are guaranteed by the SBA and are forgivable to the debtor upon satisfaction of certain criteria. The loans bear interest at 1% per annum and have two or five year terms, depending on the date of origination. These loans also earn an origination fee of 1%, 3%, or 5%, depending on the loan size; this origination fee is deferred and amortized over the estimated life of the loan using the effective yield method.

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

Consumer

Consumer loans include second lien mortgage home loans, home equity lines of credit and nonresidential consumer purpose loans. Nonresidential consumer loans include both direct and indirect loans. Direct nonresidential consumer loans are made to finance the purchase of personal property, including automobiles, recreational vehicles and boats, and for other personal purposes (secured and unsecured), and deposit account secured loans. Indirect nonresidential consumer loans include automobile financing provided to the consumer through an agreement with automobile dealerships, though the Company is no longer engaged in this type of lending and the remaining portfolio is in runoff. Consumer loans also include a small portfolio of credit card receivables issued on the basis of applications received through referrals from the Bank’s branches, online and other marketing efforts.

Allowance for Credit Losses

The following tables show activity in the allowance for credit losses by portfolio class for the three months ended March 31, 2021 and 2020, as well as the corresponding recorded investment in loans at the end of each period. Effective January 1, 2020, the Company adopted the provisions of Accounting Standards Codification (ASC) 326, “Financial Instruments – Credit Losses,” using a modified retrospective basis. ASC 326, commonly referred to as CECL, prescribed a change in computing allowance for credit losses from an incurred methodology to a life of loan methodology. The difference between the December 31, 2019 incurred allowance and the CECL allowance is reflected as a cumulative effect of change in accounting principle in the table below.

		Commercial	Total	Commercial
	Commercial	real estate-	commercial	real estate-	Construction
	non-real	owner	and	income	and land	Residential
(in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total
	Three Months Ended March 31, 2021
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$149,693	$69,134	$218,827	$109,474	$26,462	$48,842	$46,572	$450,177
Charge-offs	(17,512)	(347)	$(17,859)	(194)	(248)	(109)	(3,694)	(22,104)
Recoveries	1,899	37	$1,936	-	159	206	1,549	3,850
Net provision for loan losses	(5,144)	(2,301)	$(7,445)	6,899	(1,200)	(6,420)	603	(7,563)
Ending balance - allowance for loan losses	$128,936	$66,523	$195,459	$116,179	$25,173	$42,519	$45,030	$424,360
Reserve for unfunded lending commitments:
Beginning balance	$4,529	$381	$4,910	$1,099	$22,694	$19	$1,185	$29,907
Provision for losses on unfunded commitments	2,642	131	2,773	439	(617)	3	54	2,652
Ending balance - reserve for unfunded lending commitments	7,171	512	7,683	1,538	22,077	22	1,239	32,559
Total allowance for credit losses	$136,107	$67,035	$203,142	$117,717	$47,250	$42,541	$46,269	$456,919
Allowance for loan losses:
Individually evaluated	$4,564	$1,242	$5,806	$22	$21	$486	$739	$7,074
Collectively evaluated	124,372	65,281	189,653	116,157	25,152	42,033	44,291	417,286
Allowance for loan losses	$128,936	$66,523	$195,459	$116,179	$25,173	$42,519	$45,030	$424,360
Reserve for unfunded lending commitments:
Individually evaluated	$190	$51	$241	$—	$—	$—	$-	$241
Collectively evaluated	6,981	461	7,442	1,538	22,077	22	1,239	32,318
Reserve for unfunded lending commitments:	$7,171	$512	$7,683	$1,538	$22,077	$22	$1,239	$32,559
Total allowance for credit losses	$136,107	$67,035	$203,142	$117,717	$47,250	$42,541	$46,269	$456,919
Loans:
Individually evaluated	$20,132	$10,047	$30,179	$4,363	$131	$5,241	$2,779	$42,693
Collectively evaluated	10,071,210	2,785,057	12,856,267	3,406,665	1,122,010	2,483,551	1,753,673	21,622,166
Total loans	$10,091,342	$2,795,104	$12,886,446	$3,411,028	$1,122,141	$2,488,792	$1,756,452	$21,664,859

		Commercial	Total	Commercial
	Commercial	real estate-	commercial	real estate-	Construction
	non-real	owner	and	income	and land	Residential
(in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total
	Three Months Ended March 31, 2020
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$106,432	$10,977	$117,409	$20,869	$9,350	$20,331	$23,292	$191,251
Cumulative effect of change in accounting principle	(244)	14,877	14,633	7,287	7,478	12,921	7,092	49,411
Charge-offs	(40,713)	(514)	(41,227)	(830)	—	(141)	(5,540)	(47,738)
Recoveries	2,226	81	2,307	7	234	212	1,214	3,974
Net provision for loan losses	119,297	23,414	142,711	37,627	16,761	14,877	17,129	229,105
Ending balance - allowance for loan losses	$186,998	$48,835	$235,833	$64,960	$33,823	$48,200	$43,187	$426,003
Reserve for unfunded lending commitments:
Beginning balance	$3,974	$—	$3,974	$—	$—	$—	$—	$3,974
Cumulative effect of change in accounting principle	5,772	288	6,060	449	15,658	17	5,146	27,330
Provision for losses on unfunded commitments	5,182	289	5,471	280	13,205	—	(1,268)	17,688
Ending balance - reserve for unfunded lending commitments	14,928	577	15,505	729	28,863	17	3,878	48,992
Total allowance for credit losses	$201,926	$49,412	$251,338	$65,689	$62,686	$48,217	$47,065	$474,995

Allowance for loan losses:
Individually evaluated for impairment	$67,404	$102	$67,506	$458	$23	$312	$195	$68,494
Collectively evaluated for impairment	119,594	48,733	168,327	64,502	33,800	47,888	42,992	357,509
Allowance for loan losses	$186,998	$48,835	$235,833	$64,960	$33,823	$48,200	$43,187	$426,003
Reserve for unfunded lending commitments:
Individually evaluated	$7,215	$—	$7,215	$—	$—	$—	$—	$7,215
Collectively evaluated	7,713	577	8,290	729	28,863	17	3,878	41,777
Reserve for unfunded lending commitments:	14,928	577	15,505	729	28,863	17	3,878	48,992
Total allowance for credit losses	$201,926	$49,412	$251,338	$65,689	$62,686	$48,217	$47,065	$474,995
Loans:
Individually evaluated for impairment	$253,790	$4,184	$257,974	$7,300	$3,350	$4,625	$1,280	$274,529
Collectively evaluated for impairment	9,067,550	2,727,136	11,794,686	3,225,483	1,095,376	2,975,360	2,150,247	21,241,152
Total loans	$9,321,340	$2,731,320	$12,052,660	$3,232,783	$1,098,726	$2,979,985	$2,151,527	$21,515,681

The calculation of the allowance for credit losses is performed using two primary approaches: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated. The allowance for credit losses was developed using multiple Moody’s macroeconomic forecasts applied to internally developed credit models for a two year reasonable and supportable period. In the calculation of the March 31, 2021 allowance, the Company weighted the March 2021 baseline economic forecast, which Moody’s defines as the “most likely outcome” based on current conditions and its view of where the economy is headed, at 65%. The March 2021 baseline scenario assumes (1) new cases of COVID-19 peaked in January 2021; (2) no new widespread business closures; (3) the $1.9 trillion American Rescue Plan Act will boost gross domestic product growth which, along with positive job numbers reported to-date, will lead to a slightly quicker recovery in the U.S. job market than included in the December 2020 forecast; and, (4) additional legislation focused on infrastructure and social benefits will be passed in the second half of 2021. The downside scenario S-2 was weighted at 35% to incorporate a reasonably possible alternative economic outcome. The S-2 scenario reflects slower economic recovery, with a delay in herd immunity until December 2021, a slower unwinding of restrictions on travel and business and smaller infrastructure and social benefits legislation impeding economic growth in the second half of 2021 and in 2022. The modest release across most portfolios during the first quarter of 2021 reflects the improvements in the economic forecast. The continued elevated allowance level is a result of uncertainty surrounding future performance as the impact of stimulus diminishes and modifications expire.

Nonaccrual loans and loans modified in troubled Debt Restructurings

The following table shows the composition of nonaccrual loans and those without an allowance for loan loss, by portfolio class.

	March 31,		December 31,
	2021		2020
(in thousands)	Total nonaccrual	Nonaccrual without allowance for loan loss	Total nonaccrual	Nonaccrual without allowance for loan loss
Commercial non-real estate	$27,650	$6,841	$52,836	$15,268
Commercial real estate - owner occupied	11,804	6,946	13,856	7,038
Total commercial and industrial	39,454	13,787	66,692	22,306
Commercial real estate - income producing	4,818	4,273	6,743	—
Construction and land development	1,689	—	2,486	1,116
Residential mortgages	40,715	1,603	40,573	1,705
Consumer	21,758	—	23,385	—
Total loans	$108,434	$19,663	$139,879	$25,127

Nonaccrual loans include nonaccruing loans modified in troubled debt restructurings (“TDRs”) of $7.2 million and $21.6 million at March 31, 2021 and December 31, 2020, respectively. Total TDRs, both accruing and nonaccruing, were $13.5 million at March 31, 2021 and $25.8 million at December 31, 2020.  All TDRs are individually evaluated for credit loss.  At March 31, 2021 and December 31, 2020, the Company had unfunded commitments of $0.4 million and $4.6 million, respectively, to borrowers whose loan terms have been modified in a TDR.

The tables below detail by portfolio class TDRs that were modified during the three months ended March 31, 2021 and 2020. All such loans are individually evaluated for credit loss.

	Three Months Ended
($ in thousands)	March 31, 2021			March 31, 2020
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial non-real estate	3	$6,935	$6,935	1	$395	$395
Commercial real estate - owner occupied	—	—	—	—	—	—
Total commercial and industrial	3	6,935	6,935	1	395	395
Commercial real estate - income producing	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Residential mortgages	1	210	210	1	256	256
Consumer	1	54	54	3	34	34
Total loans	5	$7,199	$7,199	5	$685	$685

The TDRs modified during the three months ended March 31, 2021 reflected in the table above include $1.9 million of loans with extended amortization terms or other payment concessions, and $5.3 million of loans with other modifications. The TDRs modified during the three months ended March 31, 2020 include $0.3 million of loans with extended amortization terms or other payment concessions and $0.4 million with significant covenant waivers.

One residential loan totaling $0.6 million that defaulted during the three months ended March 31, 2021 had been modified in a TDR during the twelve months prior to default. No loans that defaulted during the three months ended March 31, 2020 had been modified in a TDR during the twelve months prior to default.

The TDR disclosures above do not include loans eligible for exclusion from TDR assessment under Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Loans modified under the CARES Act are reported in the aging analysis that follows based on the modified terms.

Aging Analysis

The tables below present the aging analysis of past due loans by portfolio class at March 31, 2021 and December 31, 2020.

March 31, 2021	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
(in thousands)
Commercial non-real estate	$7,175	$1,484	$24,690	$33,349	$10,057,993	$10,091,342	$4,474
Commercial real estate - owner occupied	2,777	499	9,036	12,312	2,782,792	2,795,104	—
Total commercial and industrial	9,952	1,983	33,726	45,661	12,840,785	12,886,446	4,474
Commercial real estate - income producing	914	1,441	5,426	7,781	3,403,247	3,411,028	775
Construction and land development	2,310	88	913	3,311	1,118,830	1,122,141	—
Residential mortgages	28,856	7,117	20,321	56,294	2,432,498	2,488,792	303
Consumer	6,036	1,916	11,212	19,164	1,737,288	1,756,452	1,340
Total	$48,068	$12,545	$71,598	$132,211	$21,532,648	$21,664,859	$6,892

December 31, 2020	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
(in thousands)
Commercial non-real estate	$7,963	$2,564	$39,530	$50,057	$9,936,926	$9,986,983	$583
Commercial real estate - owner occupied	1,525	753	13,663	15,941	2,841,504	2,857,445	955
Total commercial and industrial	9,488	3,317	53,193	65,998	12,778,430	12,844,428	1,538
Commercial real estate - income producing	1,494	798	5,744	8,036	3,349,903	3,357,939	182
Construction and land development	4,168	284	2,001	6,453	1,058,604	1,065,057	—
Residential mortgages	29,319	9,858	27,886	67,063	2,598,149	2,665,212	912
Consumer	12,215	5,012	11,714	28,941	1,828,354	1,857,295	729
Total	$56,684	$19,269	$100,538	$176,491	$21,613,440	$21,789,931	$3,361

Credit Quality Indicators

The following tables present the credit quality indicators by segment and portfolio class of loans held for investment at March 31, 2021 and December 31, 2020. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process. In addition, the Company often examines portfolios of loans to determine if there are areas of risk not specifically identified in its loan by loan approach.

	March 31, 2021
(in thousands)	Commercial non-real estate	Commercial real estate - owner- occupied	Total commercial and industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$9,623,336	$2,601,254	$12,224,590	$3,282,794	$1,102,030	$16,609,414
Pass-Watch	263,754	106,179	369,933	80,597	12,056	462,586
Special Mention	56,639	19,152	75,791	4,374	5,989	86,154
Substandard	147,613	68,519	216,132	43,263	2,066	261,461
Doubtful	—	—	—	—	—	—
Total	$10,091,342	$2,795,104	$12,886,446	$3,411,028	$1,122,141	$17,419,615

	December 31, 2020
(in thousands)	Commercial non-real estate	Commercial real estate - owner- occupied	Total commercial and industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$9,439,264	$2,641,423	$12,080,687	$3,219,155	$1,033,060	$16,332,902
Pass-Watch	314,739	114,358	429,097	89,968	22,820	541,885
Special Mention	79,613	46,239	125,852	5,989	5,751	137,592
Substandard	153,367	55,425	208,792	42,827	3,426	255,045
Doubtful	—	—	—	—	—	—
Total	$9,986,983	$2,857,445	$12,844,428	$3,357,939	$1,065,057	$17,267,424

	March 31, 2021			December 31, 2020
(in thousands)	Residential mortgage	Consumer	Total	Residential mortgage	Consumer	Total
Performing	$2,445,620	$1,733,630	$4,179,250	$2,622,422	$1,832,885	$4,455,307
Nonperforming	43,172	22,822	65,994	42,790	24,410	67,200
Total	$2,488,792	$1,756,452	$4,245,244	$2,665,212	$1,857,295	$4,522,507

Below are the definitions of the Company’s internally assigned grades:

Commercial:

•	Pass – loans properly approved, documented, collateralized, and performing which do not reflect an abnormal credit risk.
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

Vintage Analysis

The following table presents credit quality disclosures of amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing at March 31, 2021. The Company defines vintage as the later of origination, renewal or restructure date.

	Term Loans
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial Loans:
Pass	$1,785,609	$4,899,613	$2,713,484	$1,641,419	$1,257,878	$1,928,878	$2,353,884	$28,649	$16,609,414
Pass-Watch	28,339	70,487	88,986	45,747	42,878	102,659	79,774	3,716	462,586
Special Mention	15,621	3,150	24,326	4,087	15,110	9,743	13,567	550	86,154
Substandard	9,571	73,499	41,404	20,353	47,528	34,410	33,912	784	261,461
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$1,839,140	$5,046,749	$2,868,200	$1,711,606	$1,363,394	$2,075,690	$2,481,137	$33,699	$17,419,615
Residential Mortgage and Consumer Loans:
Performing	$106,606	$410,414	$465,522	$369,198	$489,147	$1,179,718	$1,154,507	$4,138	4,179,250
Nonperforming	193	2,268	4,723	6,317	10,586	38,452	3,403	52	65,994
Total Consumer Loans	$106,799	$412,682	$470,245	$375,515	$499,733	$1,218,170	$1,157,910	$4,190	$4,245,244

Residential Mortgage Loans in Process of Foreclosure

Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. Included in loans at March 31, 2021 and December 31, 2020 was $12.5 million and $17.2 million of consumer loans secured by single family residential real estate that were in process of foreclosure. In addition to the single family residential real estate loans in process of foreclosure, the Company also held $4.2 million and $3.4 million of foreclosed single family residential properties in other real estate owned at March 31, 2021 and December 31, 2020, respectively.

Loans Held for Sale

Loans held for sale is composed primarily of mortgage loans originated for sale in the secondary market.

4. Securities Sold under Agreements to Repurchase

Included in short-term borrowings are securities sold under agreements to repurchase that mature daily and are secured by U.S. agency securities totaling $548.4 million and $567.2 million at March 31, 2021 and December 31, 2020, respectively. The Company borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury management services offered to its deposit customers. As the Company maintains effective control over assets sold under agreements to repurchase, the securities continue to be carried on the consolidated statements of financial condition. Because the Company acts as borrower transferring assets to the counterparty, and the agreements mature daily, the Company’s risk is limited.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional or contractual amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at March 31, 2021 and December 31, 2020.

		March 31, 2021			December 31, 2020
			Derivative (1)			Derivative (1)
(in thousands)	Type of Hedge	Notional or Contractual Amount	Assets	Liabilities	Notional or Contractual Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate loans	Cash Flow	$1,425,000	$42,996	$2,322	$1,175,000	$50,962	$—
Interest rate swaps - securities	Fair Value	1,520,150	58,925	538	1,158,150	6,686	18,920
		2,945,150	101,921	2,860	2,333,150	57,648	18,920
Derivatives not designated as hedging instruments:
Interest rate swaps	N/A	4,868,800	98,029	97,894	4,806,258	145,517	148,778
Risk participation agreements	N/A	200,699	30	58	216,511	35	108
Forward commitments to sell residential mortgage loans	N/A	300,063	2,075	1,276	310,458	19	3,211
Interest rate-lock commitments on residential mortgage loans	N/A	203,886	817	1,032	206,258	1,793	14
Foreign exchange forward contracts	N/A	60,825	1,734	1,592	58,822	2,816	2,785
Visa Class B derivative contract	N/A	43,565	—	5,257	43,565	—	5,645
		5,677,838	102,685	107,109	5,641,872	150,180	160,541
Total derivatives		$8,622,988	$204,606	$109,969	$7,975,022	$207,828	$179,461
Less: netting adjustment (2)			(104,880)	(67,460)		(57,648)	(124,204)
Total derivative assets/liabilities			$99,726	$42,509		$150,180	$55,257

(1)	Derivative assets and liabilities are reported at fair value in other assets or other liabilities, respectively, in the consolidated balance sheets.

(2)

Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty. See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans. For each agreement, the Company receives interest at a fixed rate and pays at a variable rate. The notional amounts of the swap agreements in place at March 31, 2021 expire as follows: $50 million in 2021; $475 million in 2022; $550 million in 2023; $100 million in 2024; $250 million thereafter.

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

The majority of the hedged available for sale securities is a closed portfolio of pre-payable commercial mortgage backed securities. In accordance with ASC 815, prepayment risk may be excluded when measuring the change in fair value of such hedged items attributable to interest rate risk under the last-of-layer approach. At March 31, 2021, the amortized cost basis of the closed portfolio of pre-payable commercial mortgage backed securities totaled $1.7 billion. The amount that represents the hedged items was $1.4 billion and the basis adjustment associated with the hedged items totaled $55.5 million.

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

Customer foreign exchange forward contract derivatives

The Company enters into foreign exchange forward derivative agreements, primarily forward foreign currency contracts, with commercial banking customers to facilitate their risk management strategies. The Bank manages its risk exposure from such transactions by entering into offsetting agreements with unrelated financial institutions. The Bank has not elected to designate these foreign exchange forward contract derivatives as hedge; as such changes in the fair value of both the customer derivatives and the offsetting derivatives are recognized directly in earnings.

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

The contract includes a contingent accelerated termination clause based on the credit ratings of the Company. At March 31, 2021 and December 31, 2020, the fair value of the liability associated with this contract was $5.3 million and $5.6 million, respectively. Refer to Note 13 – Fair Value of Financial Instruments for discussion of the valuation inputs and process for this derivative liability.

Effect of Derivative Instruments on the Statements of Income

The effects of derivative instruments on the consolidated statements of income for the three months ended March 31, 2021 and 2020 are presented in the table below. Interest income or the reduction of interest income attributable to cash flow hedges includes amortization of accumulated other comprehensive loss that resulted from termination of certain interest rate swap contracts.

		Three Months Ended
		March 31,
Derivative Instruments:	Location of Gain (Loss) Recognized in the Statements of Income:	2021	2020
Cash flow hedges - variable rate loans	Interest income	$6,136	$864
Fair value hedges - securities	Interest income	83	41
Fair value hedges - brokered deposits	Interest expense	—	46
All other instruments	Other noninterest income	5,035	3,871
Total gain		$11,254	$4,822

Credit Risk-Related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as a downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. At March 31, 2021, the Company was not in violation of any such provisions. The aggregate fair value of derivative instruments with credit risk-related contingent features that were in a net liability position at March 31, 2021 and December 31, 2020 was $16.0 million and $109.7 million, respectively, for which the Company had posted collateral of $18.4 million and $44.7 million, respectively.

Offsetting Assets and Liabilities

The Bank’s derivative instruments with certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero. Agreements with certain bilateral counterparties require both parties to maintain collateral in the event that the fair values of derivative instruments exceed established exposure thresholds. For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses. Offsetting information in regards to all derivative assets and liabilities, including accrued interest, subject to these master netting agreements at March 31, 2021 and December 31, 2020 is presented in the following tables.

(in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts Recognized	Offset in the Statement of Financial Condition	Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
As of March 31, 2021
Derivative Assets	$116,776	$(106,902)	$9,874	$9,874	$—	$—
Derivative Liabilities	$93,881	$(69,574)	$24,307	$9,874	$70,794	$(56,361)

(in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts Recognized	Offset in the Statement of Financial Condition	Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
As of December 31, 2020
Derivative Assets	61,529	$(58,660)	$2,869	$2,869	$—	$—
Derivative Liabilities	171,275	$(126,434)	$44,841	$2,869	$90,312	$(48,340)

The Company has excess collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

6. Stockholders’ Equity

Common Shares Outstanding

Common shares outstanding excludes treasury shares totaling 4.5 million at both March 31, 2021 and December 31, 2020, with a first-in-first-out cost basis of $147.4 million and $150.7 million at March 31, 2021 and December 31, 2020, respectively. Shares outstanding also excludes unvested restricted share awards totaling 1.7 million at both March 31, 2021 and December 31, 2020.

Stock Buyback Program

Prior to its expiration date of December 31, 2020, the Company had in place a stock buyback program that authorized the repurchase up to 5.5 million shares of its common stock. The program, as amended, allowed the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or as otherwise determined by the Company in one or more transactions. The Company was not obligated to purchase any shares under this program, and the board of directors had the ability to terminate or amend the program at any time prior to the expiration date. In total, the Company repurchased 4.9 million of the 5.5 million authorized shares under this buyback program at an average price of $37.65 per share.

The Company was party to an accelerated share repurchase (“ASR”) agreement with Morgan Stanley & Co. LLC whereby the Company made a $185 million payment to Morgan Stanley and received from Morgan Stanley an initial delivery of 3,611,870 shares of the Company’s common stock, which represented 75% of the estimated total number of shares to be repurchased, based on the closing price of the Company’s common stock on October 18, 2019. Final settlement of the ASR agreement occurred on March 18, 2020. Pursuant to the terms of the settlement, the Company received cash of approximately $12.1 million and a final delivery of 1,001,472 shares.

In January 2020, the company repurchased 315,851 shares of its common stock at a price of $40.26 in a privately negotiated transaction.

Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) and changes in those components are presented in the following table.

	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Cash Flow Hedges	Equity Method Investment	Total
(in thousands)
Balance, December 31, 2019	$28,950	$639	$(101,278)	$17,399	$(434)	$(54,724)
Net change in unrealized loss	124,018	—	—	41,476	(197)	165,297
Reclassification of net loss realized and included in earnings	—	—	1,232	(864)	—	368
Amortization of unrealized net loss on securities transferred to HTM	—	(195)	—	—	—	(195)
Income tax expense (benefit)	28,056	(44)	279	9,189	—	37,480
Balance, March 31, 2020	$124,912	$488	$(100,325)	$48,822	$(631)	$73,266
Balance, December 31, 2020	$171,224	$276	$(125,573)	$39,511	$(5,369)	$80,069
Net change in unrealized gain or loss	(141,800)	—	—	(4,152)	462	(145,490)
Reclassification of net income or loss realized and included in earnings	—	—	1,954	(6,136)	4,468	286
Amortization of unrealized net gain on securities transferred to HTM	—	(56)	—	—	—	(56)
Income tax expense (benefit)	(31,862)	(13)	439	(2,312)	—	(33,748)
Balance, March 31, 2021	$61,286	$233	$(124,058)	$31,535	$(439)	$(31,443)

Accumulated Other Comprehensive Income or Loss (“AOCI”) is reported as a component of stockholders’ equity. AOCI can include, among other items, unrealized holding gains and losses on securities available for sale (“AFS”), including the Company’s share of unrealized gains and losses reported by a partnership accounted for under the equity method, gains and losses associated with pension or other post-retirement benefits that are not recognized immediately as a component of net periodic benefit cost, and gains and losses on derivative instruments that are designated as, and qualify as, cash flow hedges. Net unrealized gains and losses on AFS securities reclassified as securities held to maturity (“HTM”) also continue to be reported as a component of AOCI and will be amortized over the estimated remaining life of the securities as an adjustment to interest income. Subject to certain thresholds, unrealized losses on employee benefit plans will be reclassified into income as pension and post-retirement costs are recognized over the remaining service period of plan participants. Accumulated gains or losses on cash flow hedges of variable rate loans described in Note 5 will be reclassified into income over the life of the hedge. Gains and losses within AOCI are net of deferred income taxes, where applicable.

The following table shows the line items of the consolidated statements of income affected by amounts reclassified from AOCI.

	Three Months Ended
Amount reclassified from AOCI (a)	March 31,		Affected line item on
(in thousands)	2021	2020	the statement of income
Amortization of unrealized net gain or loss or gain on securities transferred to HTM	$56	$195	Interest income
Tax effect	(13)	(44)	Income taxes
Net of tax	43	151	Net income
Amortization of defined benefit pension and post-retirement items	(1,954)	(1,232)	Other noninterest expense (b)
Tax effect	439	279	Income taxes
Net of tax	(1,515)	(953)	Net income
Reclassification of unrealized gain on cash flow hedges	6,136	1,569	Interest income
Tax effect	(1,379)	(355)	Income taxes
Net of tax	4,757	1,214	Net income
Reclassification of unrealized loss on equity method investment	(4,468)	—	Noninterest income
Tax effect	—	—	Income taxes
Net of tax	(4,468)	—	Net income
Amortization of loss on terminated cash flow hedges	—	(705)	Interest income
Tax effect	—	159	Income taxes
Net of tax	—	(546)	Net income
Total reclassifications, net of tax	$(1,183)	$(134)	Net income

(a)	Amounts in parentheses indicate reduction in net income.
(b)

These AOCI components are included in the computation of net periodic pension and post-retirement cost that is reported with other noninterest expense (see Note 10 – Retirement Plans for additional details).

On March 27, 2020, the Office of the Comptroller of the Currency (OCC), the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation issued an interim final rule that provides an option to delay the estimated impact on regulatory capital stemming from the implementation of CECL for a transition period of five years. The five-year rule provides a full delay of the estimated impact of CECL on regulatory capital transition (0%) for the first two years, followed by a three-year transition (25% of the impact included in 2022, 50% in 2023, 75% in 2024 and 100% thereafter). The two-year delay includes the full impact of day one CECL plus the estimated impact of current CECL activity calculated quarterly as 25% of the current ACL over the day one balance (“modified transition amount”). The modified transition amount was and will be recalculated each quarter in 2020 and 2021, with the December 31, 2021 impact carrying through the remaining three years of the transition. The Company elected the five-year transition period option upon issuance of the interim final rule.

7. Other Noninterest Income

Components of other noninterest income are as follows:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Income from bank-owned life insurance	$7,281	$4,266
Credit related fees	2,844	3,065
Income from derivatives	5,035	3,871
Other miscellaneous	492	4,977
Total other noninterest income	$15,652	$16,179

8. Other Noninterest Expense

Components of other noninterest expense are as follows:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Advertising	$2,486	$4,234
Corporate value and franchise taxes	4,464	4,296
Telecommunications and postage	3,318	4,065
Entertainment and contributions	1,448	2,447
Travel expense	357	1,111
Printing and supplies	978	1,108
Tax credit investment amortization	1,112	961
Net other retirement expense	(6,545)	(6,122)
Other miscellaneous	6,130	7,469
Total other noninterest expense	$13,748	$19,569

9. Earnings (Loss) Per Common Share

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

A summary of the information used in the computation of earnings (loss) per common share follows.

	Three Months Ended
	March 31,
(in thousands, except per share data)	2021	2020
Numerator:
Net income (loss) to common shareholders	$107,172	$(111,033)
Net dividends or income allocated to participating securities - basic and diluted	2,337	427
Net income (loss) allocated to common shareholders - basic and diluted	$104,835	$(111,460)
Denominator:
Weighted-average common shares - basic	86,752	87,186
Dilutive potential common shares	53	—
Weighted-average common shares - diluted	86,805	87,186
Earnings (loss) per common share:
Basic	$1.21	$(1.28)
Diluted	$1.21	$(1.28)

Potential common shares consist of stock options, nonvested performance-based awards, and nonvested restricted share awards deferred under the Company’s nonqualified deferred compensation plan. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be antidilutive, i.e., increase earnings per share or reduce a loss per share. For reporting periods in which a net loss is reported, no effect is given to potentially dilutive common shares in the computation of loss per common share as any impact from such shares would be antidilutive. For the three months ended March 31, 2021, potentially dilutive common shares with a weighted average of 7,191 were excluded from the calculation of earnings per common share, as the effect would have been antidilutive.

10. Retirement Plans

The Company offers a qualified defined benefit pension plan, the Hancock Whitney Corporation Pension Plan and Trust Agreement (“Pension Plan”), covering certain eligible associates. Eligibility is based on minimum age and service-related requirements. The Pension Plan excludes any individual hired or rehired by the Company after June 30, 2017 from eligibility to participate, and the accrued benefits of any participant in the Pension Plan whose combined age plus years of service as of January 1, 2018 totaled less than 55 were frozen as of January 1, 2018 and will not thereafter increase. The Company makes contributions to the Pension Plan in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws, plus such additional amounts as the Company may determine to be appropriate.

During the first quarter of 2021, the Company offered a voluntary early retirement incentive program (VERIP) to select Pension Plan participants meeting certain age and length of service criteria. Most participants electing the VERIP retired on April 30, 2021. Those electing the VERIP will receive, in addition to already accrued plan benefits, a lump-sum incentive benefit based on years of service to the Company. Substantially all of benefit will be paid through the Pension Plan, and the Pension Plan will be amended during the second quarter of 2021 to reflect the implementation of this program.

The Company also offers a defined contribution retirement benefit plan (401(k) plan), the Hancock Whitney Corporation 401(k) Savings Plan and Trust Agreement (“401(k) Plan”), that covers substantially all associates who have been employed 60 days and meet a minimum age requirement and employment classification criteria. The Company matches 100% of the first 1% of compensation saved by a participant, and 50% of the next 5% of compensation saved. Newly eligible associates are automatically enrolled at an initial 3% savings rate unless the associate actively opts out of participation in the plan. Beginning January 1, 2018, the Company makes an additional basic contribution to associates hired or rehired after June 30, 2017 in an amount equal to 2% of the associate’s eligible compensation. For Pension Plan participants whose benefits were frozen as of January 1, 2018, the 401(k) Plan provides an enhanced Company contribution in the amount of 2%, 4% or 6% of such participant’s eligible compensation, based on the participant’s current age and years of service with the Company. Participants vest in basic and enhanced Company contributions upon completion of three years of service.

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

The following tables show the components of net periodic benefits cost included in expense for the plans for the periods indicated.

			Other Post-
(in thousands)	Pension Benefits		Retirement Benefits
For The Three Months Ended March 31,	2021	2020	2021	2020
Service cost	$3,450	$3,275	$27	$22
Interest cost	3,460	3,782	99	164
Expected return on plan assets	(12,058)	(11,300)	—	—
Amortization of net loss and prior service costs	2,100	1,461	(146)	(229)
Net reduction of periodic benefit cost	$(3,048)	$(2,782)	$(20)	$(43)

11. Share-Based Payment Arrangements

The Company maintains incentive compensation plans that provide for awards of share-based compensation to employees and directors. These plans have been approved by the Company’s shareholders. Detailed descriptions of these plans were included in Note 19 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

At March 31, 2021, the Company had 19,510 outstanding and exercisable stock options, with a weighted average exercise price of $34.15, weighted average remaining contractual term of 1.2 years and an aggregate intrinsic value of $0.2 million.

During the three months ended March 31, 2021, there were exercises of 3,654 stock options with a total intrinsic value of less than $0.1 million.

The Company’s restricted and performance-based share awards to certain employees and directors are subject to service requirements. A summary of the status of the Company’s nonvested restricted and performance-based share awards at March 31, 2021 are presented in the following table.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2021	1,886,853	$34.77
Granted	200,335	34.31
Vested	(3,635)	41.06
Forfeited	(32,470)	36.85
Nonvested at March 31, 2021	2,051,083	$34.68

At March 31, 2021, there was $58.5 million of total unrecognized compensation expense related to nonvested restricted and performance shares expected to vest in the future. This compensation is expected to be recognized in expense over a weighted average period of 3.3 years. The total fair value of shares that vested during three months ended March 31, 2021 was $0.2 million.

During the three months ended March 31, 2021, the Company granted 60,996 performance share awards subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $38.49 per share and 60,996 performance shares subject to an operating earnings per share performance metric with a grant date fair value of $32.17 per share to key members of executive management. The number of performance shares subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 50 regional banks. The fair value of the performance shares subject to TSR at the grant date was determined using a Monte Carlo simulation method. The number of performance shares subject to operating earnings per share that ultimately vest will be based on the Company’s attainment of certain operating earnings per share goals over the two-year performance period. The maximum number of performance shares that could vest is 200% of the target award. Compensation expense for these performance shares is recognized on a straight line basis over the three-year service period.

12. Commitments and Contingencies

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

The contract amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. At March 31, 2021, the Company had a reserve for unfunded lending commitments of $32.6 million.

The following table presents a summary of the Company’s off-balance sheet financial instruments as of March 31, 2021 and December 31, 2020:

	March 31,	December 31,
(in thousands)	2021	2020
Commitments to extend credit	$8,492,654	$8,106,223
Letters of credit	364,626	365,510

Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business. Management does not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on the consolidated financial position or liquidity of the Company.

13. Fair Value Measurements

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present for each of the fair value hierarchy levels the Company’s financial assets and liabilities that are measured at fair value on a recurring basis in the consolidated balance sheets at March 31, 2021 and December 31, 2020:

	March 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$217,492	$—	$217,492
Municipal obligations	—	316,662	—	316,662
Corporate debt securities	—	11,576	—	11,576
Residential mortgage-backed securities	—	2,970,810	—	2,970,810
Commercial mortgage-backed securities	—	2,802,195	—	2,802,195
Collateralized mortgage obligations	—	311,913	—	311,913
Total available for sale securities	—	6,630,648	—	6,630,648
Derivative assets (1)	—	99,726	—	99,726
Total recurring fair value measurements - assets	$—	$6,730,374	$—	$6,730,374
Liabilities
Derivative liabilities (1)	$—	$37,252	$5,257	$42,509
Total recurring fair value measurements - liabilities	$—	$37,252	$5,257	$42,509

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$213,370	$—	$213,370
Municipal obligations	—	326,725	—	326,725
Corporate debt securities	—	11,764	—	11,764
Residential mortgage-backed securities	—	2,629,811	—	2,629,811
Commercial mortgage-backed securities	—	2,455,534	—	2,455,534
Collateralized mortgage obligations	—	362,123	—	362,123
Total available for sale securities	—	5,999,327	—	5,999,327
Derivative assets (1)	—	150,180	—	150,180
Total recurring fair value measurements - assets	$—	$6,149,507	$—	$6,149,507
Liabilities
Derivative liabilities (1)	$—	$49,612	$5,645	$55,257
Total recurring fair value measurements - liabilities	$—	$49,612	$5,645	$55,257

(1)	For further disaggregation of derivative assets and liabilities, see Note 5 - Derivatives.

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

The Company’s Level 3 liability consists of a derivative contract with the purchaser of 192,163 shares of Visa Class B common stock. Pursuant to the agreement, the Company retains the risks associated with the ultimate conversion of the Visa Class B common shares into shares of Visa Class A common stock, such that the counterparty will be compensated for any dilutive adjustments to the conversion ratio and the Company will be compensated for any anti-dilutive adjustments to the ratio. The agreement also requires periodic payments by the Company to the counterparty calculated by reference to the market price of Visa Class A common shares at the time of sale and a fixed rate of interest that steps up once after the eighth scheduled quarterly payment. The fair value of the liability is determined using a discounted cash flow methodology. The significant unobservable inputs used in the fair value measurement are the Company’s own assumptions about estimated changes in the conversion rate of the Visa Class B common shares into Visa Class A common shares, the date on which such conversion is expected to occur and the estimated growth rate of the Visa Class A common share price. Refer to Note 5 – Derivatives for information about the derivative contract with the counterparty.

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

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements

The table below presents a rollforward of the amounts on the consolidated balance sheets for the three months ended March 31, 2021 and the year ended December 31, 2020 for financial instruments of a material nature that are classified within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis:

(in thousands)
Balance at December 31, 2019	$5,704
Cash settlement	(1,656)
Losses included in earnings	1,597
Balance at December 31, 2020	5,645
Cash settlement	(436)
Losses included in earnings	48
Balance at March 31, 2021	$5,257

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

($ in thousands)
Fair Value
Level 3 Class	March 31, 2021	December 31, 2020
Derivative liability	$5,257	$5,645
Valuation technique	Discounted cash flow	Discounted cash flow
Unobservable inputs:
Visa Class A appreciation - range	6%-12%	6%-12%
Visa Class A appreciation - weighted average	9%	9%
Conversion rate - range	1.62x-1.60x	1.62x-1.60x
Conversion rate -weighted average	1.6114x	1.6114x
Time until resolution	3-33 months	3-36 months

The Company’s policy is to recognize transfers between valuation hierarchy levels as of the end of a reporting period

Fair Value of Assets Measured on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. Collateral-dependent loans individually evaluated for credit loss are level 2 assets measured at the fair value of the underlying collateral based on independent third-party appraisals that take into consideration market-based information such as recent sales activity for similar assets in the property’s market.

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

	March 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent loans individually evaluated for credit loss	$—	$33,859	$—	$33,859
Other real estate owned and foreclosed assets, net	—	—	9,467	9,467
Total nonrecurring fair value measurements	$—	$33,859	$9,467	$43,326

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent loans individually evaluated for credit loss	$—	$60,451	$—	$60,451
Other real estate owned and foreclosed assets, net	—	—	11,648	11,648
Total nonrecurring fair value measurements	$—	$60,451	$11,648	$72,099

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

Short-Term FHLB Borrowings – The fair value is estimated by discounting the future contractual cash flows using current market rates at which borrowings with similar terms and options could be obtained.

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

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amounts:

	March 31, 2021
				Total Fair	Carrying
(in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$2,847,784	$—	$—	$2,847,784	$2,847,784
Available for sale securities	—	6,630,648	—	6,630,648	6,630,648
Held to maturity securities	—	1,455,224	—	1,455,224	1,375,342
Loans, net	—	33,859	21,249,135	21,282,994	21,240,499
Loans held for sale	—	124,677	—	124,677	124,677
Derivative financial instruments	—	99,726	—	99,726	99,726
Financial liabilities:
Deposits	$—	—	29,185,386	29,185,386	$29,210,520
Federal funds purchased	4,300	—	—	4,300	4,300
Securities sold under agreements to repurchase	548,447	—	—	548,447	548,447
FHLB short-term borrowings	—	1,106,829	—	1,106,829	1,100,000
Long-term debt	—	394,806	—	394,806	397,583
Derivative financial instruments	—	37,252	5,257	42,509	42,509

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Carrying Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$1,860,092	$—	$—	$1,860,092	$1,860,092
Available for sale securities	—	5,999,327	—	5,999,327	5,999,327
Held to maturity securities	—	1,467,581	—	1,467,581	1,357,170
Loans, net	—	60,451	21,472,933	21,533,384	21,339,754
Loans held for sale	—	136,063	—	136,063	136,063
Derivative financial instruments	—	150,180	—	150,180	150,180
Financial liabilities:
Deposits	$—	$—	$27,679,321	$27,679,321	$27,697,877
Federal funds purchased	300	—	—	300	300
Securities sold under agreements to repurchase	567,213	—	—	567,213	567,213
FHLB short-term borrowings	—	1,147,335	—	1,147,335	1,100,000
Long-term debt	—	404,880	—	404,880	378,322
Derivative financial instruments	—	49,612	5,645	55,257	55,257

14. Recent Accounting Pronouncements

Accounting Standards Adopted in 2021

In January 2021, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2021-01, “Reference Rate Reform (Topic 848),” to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the transition to new reference rates. The amendments in the update do not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship (including periods after December 31, 2022). The provisions of this guidance were effective upon issuance for all entities. An entity may elect to apply the amendments in this update on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The Company adopted this guidance on a full retrospective basis in upon issuance. Adoption of this guidance did not have a material impact upon the Company’s financial position and results of operations.

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables- Nonrefundable Fees and Other Costs,” to clarify that an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. Securities within the scope of this paragraph are those that have explicit, noncontingent call options that are callable at fixed prices and on preset dates at prices less than the amortized cost basis of the security. Whether a security is subject to this paragraph may change depending on the amortized cost basis of the security and the terms of the next call option. For instruments that fall within the scope, the premium should be amortized to the next call date, which is defined as the first date at which a call option at a specified price becomes exercisable. Once the next call date has passed, the next call date after that (if applicable) is the date at which the next call option at a specified price becomes exercisable, and, if there is no remaining premium or if there are no further call dates, the effective yield should be reset using the payment terms of the debt security. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and entities should apply the amendments in the update on a prospective basis for existing and newly purchased callable debt securities. The Company assessed its bond portfolio at March 31, 2021 and determined that there were no bonds with premium calls at such date. The Company will evaluate its bond portfolio at each interim and annual reporting date to determine if any instruments fall within the scope of paragraph 310-20-35-33.

In December 2019, the FASB issued ASU 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740).” The amendments in this update are meant to simplify the accounting for income taxes by removing certain exceptions to GAAP. The amendments also improve consistent application of and simplify GAAP by modifying and/or revising the accounting for certain income tax transactions and by clarifying certain existing codification. The amendments in the update are effective for public business entities for fiscal years and interim periods within those fiscal years beginning after December 15, 2020. The Company adopted this guidance on January 1, 2021. Adoption of this guidance did not have a material impact upon the Company’s financial position and results of operations.

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

•	government or regulatory responses to the COVID-19 pandemic;
•	balance sheet and revenue growth expectations may differ from actual results;
•	the risk that our provision for credit losses may be inadequate or may be negatively affected by credit risk exposure;
•	loan growth expectations;
•	the impact of Paycheck Protection Program (PPP) loans on our results;
•	management’s predictions about charge-offs;
•	the risk that our enterprise risk management framework may not identify or address risks adequately, which may result in unexpected losses;
•	the impact of future business combinations upon our performance and financial condition including our ability to successfully integrate the businesses;
•	deposit trends;
•	credit quality trends;
•	changes in interest rates;
•	the impact of reference rate reform;
•	net interest margin trends;
•	future expense levels, including the impact from the Voluntary Early Retirement Program;
•	improvements in expense to revenue (efficiency ratio);
•	success of revenue-generating and cost reduction initiatives;
•	the effectiveness of derivative financial instruments and hedging activities to manage risks;
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

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward looking statements. Additional factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and in other periodic reports that we file with the SEC.

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

Consistent with the provisions of subpart 229.1400 of the Securities and Exchange Commission’s Regulation S-K, “Disclosures by Bank and Savings and Loan Registrants,” we present net interest income, net interest margin and efficiency ratios on a fully taxable equivalent (“te”) basis. The te basis adjusts for the tax-favored status of net interest income from certain loans and investments using a statutory federal tax rate of 21% to increase tax-exempt interest income to a taxable equivalent basis. We believe this measure to be the preferred industry measurement of net interest income, and that it enhances comparability of net interest income arising from taxable and tax-exempt sources.

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

Ongoing Impact of COVID-19 and Economic Outlook

The COVID-19 pandemic continues to impact economic conditions throughout the United States and globally. While infection rates abated considerably during the first quarter of 2021, the virus is not yet fully contained and there is continued uncertainty related to mutated variants of the virus that, in some cases, may spread more easily between humans, have more severe symptoms, require different treatments, or could change the effectiveness of current vaccines. Vaccination rates have ramped up considerably in the United States since the end of 2020, with the Centers for Disease Control and Prevention (CDC) reporting more than 43% of the population receiving at least one dose and 30% of the population fully vaccinated through April 28, 2021.

The various measures from the federal government to deliver temporary economic aid to individuals and businesses financially impacted by COVID-19 continue to have a stabilizing impact on economic conditions. National economic activity accelerated to a moderate pace from late February to early April, and consumer spending strengthened during the same period. Reports on tourism were more upbeat, bolstered by a pickup in demand for leisure activities and travel, largely attributed to spring break, an easing of pandemic-related restrictions, increased vaccinations, and recent stimulus payments among other factors. National economic metrics showed meaningful signs of recovery through the latter half of 2020 and continued to do so in the first quarter of 2021, although have not yet returned to pre-pandemic levels. After peaking at 14.8% in April 2020, the rate of unemployment has declined steadily and reached 6% in March 2021, and Real Gross Domestic Product (GDP) showed gains, on an annualized basis, of 33% and 4% in the third and fourth quarters of 2020, respectively, and 6% in the first quarter of 2021, after falling precipitously in the second quarter of 2020.

The pandemic remains a significant headwind to both our local and the global economy. While we expect that the worst of the economic fallout from the virus is likely behind us, risks to travel, tourism and trade will remain until effective vaccines are widely adopted or the virus is otherwise contained.

Impact to Our Business

While our results for 2020 were significantly impacted by the economic slowdown, we began to see improvement in the latter half of the year. During the first quarter of 2021, there were signs of cautious optimism across our footprint as vaccinations ramped up, restrictions were decreased or eliminated, and businesses were allowed to increase capacity. We saw growth across most revenue streams and remained focused on expense management, leading to an increase in earnings compared to the prior quarter.

We were pleased to participate in the second round of forgivable loans to qualifying businesses under the Small Business Administration’s Paycheck Protection Program (PPP), now extended until May 31, 2021. During the first quarter of 2021, we originated $836 million in new PPP loans, had $496 million of PPP loans forgiven, and ended the quarter with $2.3 billion PPP loans outstanding. PPP loans have provided loan growth and contributed favorably to our net interest income and margin amid the low interest rate environment, while delivering much needed assistance in the communities we serve. However, muted demand continued for most other forms of commercial and consumer loan products, resulting in a net decline of core loans (excluding PPP loans) of approximately $465 million in the first quarter of 2021.

We, along with many in our industry, again experienced significant deposit growth during the quarter, largely from the extension of PPP and a new round of stimulus payments. Our end of period deposits grew over $1.5 billion during the first quarter of 2021, and combined with PPP loans forgiveness and lack of core loan demand, was the source of over $2 billion of excess liquidity. The excess liquidity provided net interest income, but also contributed to the contraction of our net interest margin during the quarter.

Despite the challenging economic environment, our overall asset quality metrics continued to improve with both commercial criticized and nonperforming loans down compared to the prior quarter. A significant portion of our loan portfolio is concentrated in geographic areas and/or business sectors that have been disproportionately impacted by restrictions on movement, such as hospitality, retail and certain healthcare and social assistance services. Many of our customers have benefited from the various stimulus programs intended to provide assistance until full economic recovery, which has not yet been achieved for many. We continue to monitor these loans closely.

We continue to focus on expense control initiatives in light of the current economic environment. These initiatives included closing 12 financial centers in the fourth quarter of 2020 and eight in the second quarter of 2021. Our full time equivalent headcount has decreased by 270 since June 30, 2020 via attrition and other initiatives. In addition, during the first quarter of 2021, we offered a voluntary early retirement program to certain associates meeting age and service requirements; most associates electing the benefit retired on April 30, 2021. We continue to explore other cost saving opportunities.

Despite the challenges we have faced, our balance sheet remains strong and both the Company and Bank remain well capitalized with capital ratios well in excess of required regulatory minimums.

Economic Outlook

We utilize economic forecasts produced by Moody’s Analytics (Moody’s) that provide various scenarios to assist in the development of our economic outlook. These forecasts are anchored on a baseline forecast scenario, which Moody’s defines as the “most likely outcome” of where the economy is headed based on current conditions. Several upside and downside scenarios are produced that are derived from the baseline scenario. This outlook discussion utilizes the March 2021 Moody’s forecast, the most current available at March 31, 2021. In the March 2021 baseline forecast, the near-term economic recovery was assumed to be somewhat faster compared to the assumption included in the December forecast. Key underlying assumptions in the baseline forecast are that (1) there will be no new widespread economic shutdowns; (2) herd immunity will be reached by the summer; (3) the unemployment rate continues to decline, and at a faster rate than the prior forecast, with fourth quarter of 2021 forecasted at 5.0% and fourth quarter of 2022 at 4.2%; (4) gross domestic product will increase an average of 5.7% in both 2021 and 2022; (5) the $1.9 trillion American Rescue Plan stimulus package, as well as infrastructure and social legislation forecasted in the second half of 2021, will both provide an additional boost to the economy; and, (6) the Federal Reserve will continue to respond to the economic impact of COVID-19 by maintaining rates at or near zero until the first quarter of 2023.

The alternative Moody’s forecast scenarios have varying degrees of positive and negative severity of the outcome of the economic downturn, as well as varying shapes and length of recovery. Management determined that assumptions provided for in the downside slower near-term growth (S-2) was reasonably possible, and as such, the S-2 scenario was given consideration through probability weighting in our allowance for credit losses calculation at March 31, 2021. The S-2 slower near-term growth assumptions (compared to baseline) include slower than expected distribution of vaccines, with fewer people electing to receive it; a slower return to consumer spending on air travel, retail and hotels, and stimulus is less effective due to slower return to spending; a near-term rise in unemployment; and smaller infrastructure and social benefit legislation, which further impedes growth. We believe this alternative scenario is less likely to occur than the Baseline and have weighted it accordingly in developing our economic forecast. The extent to which observed and forecasted economic conditions deteriorate or recover beyond that currently forecasted may result in additional volatility and allowance for credit loss builds or releases in the future.

As the gradual return to pre-pandemic conditions continues, we expect pressure on loan demand and earnings to remain in the near term, the extent of which is difficult to estimate. We have implemented several strategies to effectively manage our asset/liability mix, to maximize our resources, and reduce costs until the economy returns to a more normalized level of activity in our region.  The timing of such return to pre-pandemic activity levels in our region remains uncertain. Forward looking information based on management’s expectation of near-term performance is provided in several sections that follow.

Given the ongoing and dynamic nature of the circumstances, it is not possible to accurately predict the extent, severity or duration of these conditions or when normal economic and operating conditions will resume. The continued success of government initiatives in stimulating economic activity, societal response to virus containment measures, and the availability, efficacy and satisfactory rate of vaccination that will meaningfully reduce infection rates are critical to the resolution of the crisis.

Highlights of the First Quarter 2021

We reported net income for the first quarter of 2021 of $107.2 million, or $1.21 per diluted common share (EPS), compared to $103.6 million, or $1.17 EPS in the fourth quarter of 2020 and a net loss of $111.0 million, or $(1.28) EPS in the first quarter of 2020. The first quarter of 2020 net loss reflected a provision for credit losses of $246.8 million related to the sharp decline in market conditions at the onset of the pandemic.

First quarter 2021 results compared to fourth quarter 2020:

•	Net income of $107.2 million, or $1.21 per diluted share, up $3.6 million or $0.04 per share
•	Pre-provision net revenue (PPNR) totaled $131.5 million, up $0.9 million, or 1%
•	Negative provision for credit losses of $4.9 million; $23.2 million reserve release, $18.3 million in net charge-offs
•	Allowance for credit losses remains elevated at 2.11% of total loans
•	Improved asset quality, with declines of 20% in nonperforming loans and 11% in criticized commercial loans
•	Net interest margin was down 13 basis points (bps) to 3.09%, mainly from the impact of excess liquidity
•	Capital levels improved with common equity Tier 1 (CET1) ratio of 11.00%, up 39 bps
•	Tangible common equity ratio was 7.26%, down 38 bps, reflecting our balance sheet growth, largely in low risk excess cash and PPP loans
•	Total loans declined $125 million, or 1%, with a net decline in core loans (loans excluding PPP loans) of $465 million, partially offset by net PPP loan growth of $340 million

•	Noninterest-bearing deposits increased $1.0 billion and total deposits increased $1.5 billion, largely due to pandemic-related economic stimulus activity

Strong first quarter performance was the result of a more positive economic environment and improved asset quality metrics. We were able to release a modest amount of loan loss reserves this quarter while maintaining solid capital ratios and reporting improved operating leverage. We experienced improving levels of noninterest income across most fee categories as the local governments in the areas in which we operate continue to ease business and social restrictions. The increase in noninterest-bearing and other low cost deposits related to stimulus activity and limited loan demand has resulted in excess liquidity on our balance sheet, carried largely in interest-bearing bank deposits with the Federal Reserve and securities. The excess liquidity was a factor in net interest margin compression for the quarter, but also contributed to stable net interest income, when adjusted for the two fewer accrual days. We remain focused on managing our balance sheet mix and expense levels as the economy returns to a more normalized level of activity in our region.

Subsequent to quarter end, on April 22, 2021, our Board of Directors approved the redemption of $150 million in the aggregate of our 5.95% subordinated notes due 2045 and a new stock repurchase plan of up to 4.3 million shares, both subject to the regulatory approval of the subordinated note redemption. The Company received regulatory approval of the subordinated note redemption on April 26, 2021 and intends to redeem the notes in full on June 15, 2021. We expect cost savings from the note redemption of approximately $9 million on an annualized basis, which is net of associated costs of approximately $4.2 million to be included in second quarter 2021 financial results. These actions reflect our focus on effective capital management while improving returns to our shareholders.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) for the first quarter of 2021 was $237.5 million, a $3.9 million, or 2%, decrease from the fourth quarter of 2020, and an increase of $2.9 million, or 1%, from the first quarter of 2020. The linked quarter decrease was primarily attributable to two fewer accrual days, with the favorable impacts from a $1.1 billion increase in average earning assets, a reduction in cost of funds and a higher level of net interest recoveries largely offset by a decrease in the yield on earning assets due to a less favorable mix. The increase from the first quarter of 2020 was largely due to the favorable impact of a $3.4 billion increase in average earning assets, partially offset by a net unfavorable change in rates and one less accrual day, among other items discussed in more detail below.

Linked quarter average earning assets increased $1.1 billion, or 4%, with growth primarily in the investment securities and lower yielding short-term investments. Average earning asset growth was driven by excess liquidity from a $1.1 billion increase in total deposits, largely from pandemic related activity including individual stimulus payments and higher business account balances from PPP loan funding. Our net deposit growth in the quarter reflects a more favorable mix, with increased noninterest-bearing and lower-cost interest-bearing transaction deposits, while higher-cost time deposits were down. The improved funding mix, coupled with the Company’s deposit pricing strategy, resulted in a 4 bp linked quarter decrease in the cost of funds.

The $2.9 million increase in net interest income (te) in the first quarter of 2021 compared to first quarter of 2020 was largely due to a $3.4 billion increase in average earning assets, a 46 bp decrease in the cost of funds, and $5.1 million in higher net interest recoveries, partially offset by a decrease in the earning asset yield due to a less favorable mix, $3.7 million in higher securities premium amortization, $2.7 million in lower purchase accounting accretion and one less accrual day. The $3.4 billion, or 12%, increase in average earning assets includes a $1.5 billion increase in short-term investments, $1.3 billion increase in investment securities and $0.5 billion increase in loans. The increase in average earning assets was funded by a $3.8 billion increase in total deposits, with $3.6 billion from noninterest-bearing deposits and $0.2 billion from interest-bearing deposits, primarily due to pandemic-related activity.

The net interest margin for the first quarter of 2021 was 3.09%, down 13 bps from 3.22% in the fourth quarter of 2020. The compression from the prior quarter was driven by a reduction of 7 bps related to lower LIBOR and refinancing rates, and 13 bps related to an increase in average excess liquidity as noted above, partially offset by increases of 5 bps from higher interest recoveries on nonaccrual loans and 2 bps from higher purchase accounting accretion. The yield on earning assets was 3.30%, down 17 bps from the prior quarter primarily attributable to the less favorable earning asset mix described above, as well as the lower interest rate environment. Securities purchased and loans originated in the quarter were at lower yields than the linked-quarter portfolio average. Cost of funds decreased 4 bps to 0.21% in the first quarter of 2021, due to an improving deposit funding mix combined with our pricing strategy.

The net interest margin was down 32 bps compared to the first quarter of 2020 from a lower overall rate environment and a less favorable average earning asset mix, partially offset by a favorable change in the funding mix. The yield on earning assets was down 78 bps from the first quarter of 2020, while the cost of funds decreased 46 bps from 0.67% in the first quarter of 2020, as we aggressively priced downward interest-bearing transaction and time deposits by reducing promotional rates and used excess liquidity to reduce the balance of higher costing brokered deposits. Other short-term borrowing costs were down 46 bps from the prior year as excess liquidity was also used to pay down FHLB advances. The cost of long-term debt was up 72 bps from 4.76% in the first quarter of 2020 due to the June 2020 issuance of $172.5 million in subordinated debt at 6.25%.

We expect the net interest margin to continue to compress as much as 10 to 15 bps in the second quarter of 2021, primarily as a result of elevated levels of excess liquidity and no expected interest recoveries, and to remain relatively flat during the second half of 2021. Net interest income (te) is expected to decline $2 to $4 million linked-quarter and be down 1% to 2% for the full year 2021 as compared to 2020. These expectations include the favorable impact of the previously discussed anticipated second quarter 2021 redemption of subordinated notes.

The following tables detail the components of our net interest income (te) and net interest margin.

	Three Months Ended
	March 31, 2021			December 31, 2020			March 31, 2020
(dollars in millions)	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$17,334.3	$155.9	3.65%	$17,430.0	$157.1	3.59%	$16,109.2	$182.5	4.56%
Residential mortgage loans	2,600.5	24.7	3.79%	2,732.5	26.6	3.90%	2,969.0	29.5	3.98%
Consumer loans	1,810.5	21.4	4.79%	1,903.2	22.8	4.76%	2,155.9	29.4	5.48%
Loan fees & late charges	—	13.4	0.00%	—	14.6	0.00%	—	(0.6)	0.00%
Total loans (te) (b)	21,745.3	215.4	4.01%	22,065.7	221.1	3.99%	21,234.1	240.8	4.56%
Loans held for sale	111.8	0.7	2.41%	104.4	0.5	1.99%	40.3	0.6	6.17%
US Treasury and government agency securities	214.5	0.9	1.77%	196.0	0.9	1.85%	124.7	0.8	2.37%
Mortgage-backed securities and collateralized mortgage obligations	6,307.9	29.4	1.86%	5,781.5	30.7	2.12%	5,139.5	31.3	2.44%
Municipals (te)	934.5	6.8	2.93%	934.1	6.9	2.94%	877.2	6.7	3.07%
Other securities	11.6	0.1	4.07%	9.5	0.1	4.20%	8.0	0.1	4.29%
Total securities (te) (c)	7,468.5	37.2	2.00%	6,921.1	38.6	2.23%	6,149.4	38.9	2.53%
Total short-term investments	1,690.0	0.4	0.10%	784.3	0.2	0.10%	206.9	0.5	0.87%
Total earning assets (te)	$31,015.6	$253.7	3.30%	$29,875.5	$260.4	3.47%	$27,630.7	$280.8	4.08%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$10,796.0	$3.4	0.13%	$10,229.6	$4.2	0.16%	$8,798.5	$12.7	0.58%
Time deposits	1,757.4	3.0	0.69%	1,890.7	3.8	0.80%	3,513.2	15.4	1.76%
Public funds	3,211.1	2.8	0.36%	3,160.4	3.9	0.50%	3,252.2	10.8	1.33%
Total interest-bearing deposits	15,764.5	9.2	0.24%	15,280.7	11.9	0.31%	15,563.9	38.9	1.01%
Repurchase agreements	583.7	0.1	0.13%	676.4	0.3	0.17%	515.3	0.6	0.47%
Other short-term borrowings	1,104.7	1.4	0.49%	1,103.0	1.4	0.49%	1,634.9	3.9	0.95%
Long-term debt	396.7	5.5	5.48%	385.3	5.4	5.61%	231.4	2.8	4.76%
Total borrowings	2,085.1	7.0	1.34%	2,164.7	7.1	1.30%	2,381.6	7.3	1.22%
Total interest-bearing liabilities	17,849.6	16.2	0.37%	17,445.4	19.0	0.43%	17,945.5	46.2	1.03%
Net interest-free funding sources	13,166.0	-	-	12,430.1			9,685.2
Total cost of funds	$31,015.6	$16.2	0.21%	$29,875.5	$19.0	0.25%	$27,630.7	$46.2	0.67%
Net interest spread (te)	-	$237.5	2.94%		$241.4	3.04%		$234.6	3.05%
Net interest margin	$31,015.6	$237.5	3.09%	$29,875.5	$241.4	3.22%	$27,630.7	$234.6	3.41%

(a)	Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities.
(d)

Included in interest income is net purchase accounting accretion of $3.5 million, $2.2 million and $6.2 million for the three months ended March 31, 2021, December 31, 2020, and March 31, 2020, respectively.

Provision for Credit Losses

In the first quarter of 2021, we recorded a negative provision for credit losses of $4.9 million, compared to a provision for credit losses of $24.2 million in the fourth quarter of 2020, and $246.8 million in the first quarter of 2020. The first quarter of 2021 negative provision included net charge-offs of $18.3 million and a reserve release of $23.2 million. The modest reserve release was largely the result of the net charge-offs, coupled with some improvement in macroeconomic forecasts, and contraction in the core loan portfolio (excluding PPP). The fourth quarter of 2020 provision for credit losses included net charge-offs of $24.3 million and a reserve release of $0.1 million. The first quarter of 2020 included net charge-offs of $43.8 million and a reserve build of $203.0 million related to the increase in expected loss from the onset of the coronavirus pandemic and declining oil prices.

Net charge-offs in the first quarter of 2021 were $18.3 million, or 0.34% of average total loans on an annualized basis, compared to $24.3 million or 0.44% in the fourth quarter of 2020, and $43.8 million, or 0.83% in the first quarter of 2020. The first quarter of 2021 included $14.6 million of energy charge-offs, with $13.8 million of the total attributable to a single legacy credit. Energy related net charge-offs were $4.0 million in the fourth quarter of 2020 and $35.9 million in the first quarter of 2020. Fourth quarter of 2020 also included $13.6 million in health-care dependent charge-offs.

We expect provision levels in the second quarter of 2021 to be similar to our first quarter results. Should the economy improve beyond current expectations and vaccination rates continue with no new COVID-19 surges or lockdowns, negative provisioning could continue and possibly increase in the second half of 2021.

Noninterest Income

Noninterest income totaled $87.1 million for the first quarter of 2021, up $4.7 million, or 6%, from the fourth quarter of 2020, and up $2.7 million, or 3%, compared to the first quarter of 2020. The linked-quarter increase was attributable to improvements in most fee categories as economic conditions continued to improve and consumer activity rebounded. The increase compared to the first quarter of 2020 is largely attributable to higher secondary mortgage market fees and derivative income driven by the low interest rate environment and higher income from bank owned life insurance, partially offset by a decrease in service charges.

The components of noninterest income are presented in the following table for the indicated periods.

	Three Months Ended
	March 31,	December 30,	March 31,
(in thousands)	2021	2020	2020
Service charges on deposit accounts	$19,146	$19,864	$22,837
Trust fees	15,003	14,801	14,806
Bank card and ATM fees	18,120	17,590	17,362
Investment and annuity fees and insurance commissions	7,458	5,826	7,150
Secondary mortgage market operations	11,710	11,508	6,053
Income from bank-owned life insurance	7,281	3,968	4,266
Credit related fees	2,844	2,670	3,065
Income from derivatives	5,035	3,096	3,871
Other miscellaneous	492	3,027	4,977
Total noninterest income	$87,089	$82,350	$84,387
Service charges are composed of overdraft and insufficient funds fees, consumer, business and corporate analysis service charges, overdraft protection fees and other customer transaction-related charges. Service charges on deposits totaled $19.1 million for the first quarter of 2021, down $0.7 million, or 4%, from the fourth quarter of 2020 and down $3.7 million, or 16%, from the first quarter of 2020. The decrease from both the fourth quarter of 2020 and first quarter of 2020 was largely due to lower overdraft and related fees resulting from higher customer deposit account balances related to economic stimulus and decreased spending.

Trust fee income represents revenue generated from asset management services provided to individuals, businesses and institutions. Trust fees increased $0.2 million, or 1%, from both the prior quarter and the same quarter a year ago. The modest increase compared to both periods is primarily due to a continued rebound from the volatility in the markets in 2020 impacting assets under management and related trust fees. Trust assets under management declined $1.1 billion in the first quarter of 2020 to $8.3 billion, and began to increase during the remainder of 2020 to $9.5 billion at December 31, 2020. Assets under management totaled $9.7 billion at March 31, 2021.

Bank card and ATM fees include interchange and other income from credit and debit card transactions, fees earned from processing card transactions for merchants, and fees earned from ATM transactions. Bank card and ATM fees totaled $18.1 million for the first quarter of 2021, up $0.5 million, or 3%, from the fourth quarter of 2020 and up $0.8 million, or 4%, from the same quarter last year. The increase from the prior quarter is due to higher levels of merchant fees as the economic activity continued to improve, and an increase in ATM fees as customers access stimulus funds, including non-customer ATM use. The increase from the same quarter last year was largely due to an increase in debit card activity, as customers continue to shift to debit transactions as a result of the pandemic.

Investment and annuity fees and insurance commissions increased $1.6 million, or 28%, compared to the fourth quarter 2020 and were up $0.3 million, or 4%, compared to the same quarter a year ago. Investment and annuity fees and insurance commissions were up from the prior quarter primarily due to a $0.7 million increase in underwriting fees as a result of favorable interest rate movements and corporate financing opportunities, and a $0.6 million increase in annuity fees from higher annuity sales volumes. Investment and annuity fees and insurance commissions were up from the prior year due to an increase in underwriting fees and annuity sales activity, partially offset by a decline in investment commissions as the lower rate environment slowed bond trading activity.

Income from secondary mortgage market operations is comprised of income produced from the origination and sales of residential mortgage loans in the secondary market. We offer a full range of mortgage products to our customers and typically sell longer-term fixed rate loans while retaining the majority of adjustable rate loans, as well as loans generated through programs to support customer relationships. Income from secondary mortgage market operations was $11.7 million in the first quarter of 2021, up $0.2 million, or 2%, from the fourth quarter of 2020 and up $5.7 million, or 93%, from the first quarter of 2020. As interest rates remain low, origination volume continues to be strong, and secondary market activity levels remained steady during the first quarter of 2021, with production falling less than 3% from the prior quarter. Compared to the first quarter of 2020, secondary market loan production is up 75% as the low rate environment continues to drive a surge in both refinance and home purchase activity. Secondary mortgage market operations income will vary based on origination volume and the timing of subsequent sales. To the extent low interest rate trends persist, mortgage loan production may remain elevated in the near term, but is expected to return to more normal levels in the second half of 2021.

Income from bank-owned life insurance (BOLI) is typically generated through insurance benefit proceeds as well as the growth of the cash surrender value of insurance contracts held. Income from bank-owned life insurance was $7.3 million in the first quarter of 2021, up $3.3 million, or 83%, from the fourth quarter of 2020, and up $3.0 million, or 71%, from the first quarter of 2020. The linked-quarter and year over year increases are attributable to $4.4 million of nonrecurring income received in connection with the purchase of policies in the first quarter of 2021, partially offset by $1.0 million of mortality benefits received in the prior quarter and $0.8 million received in the first quarter of 2020.

Credit related fees include unused commitment fees and letter of credit fees. Credit related fees were $2.8 million for the first quarter of 2021, up $0.2 million, or 7%, from the fourth quarter of 2020 and down $0.2 million, or 7%, from the first quarter of 2020. The linked quarter increase was due to higher unused commitment fees, as line utilization declined, partially offset by lower letter of credit fees. The decrease over the same quarter last year is primarily due to lower unused commitment fees, as many customers drew on lines of credit near the end of the first quarter of 2020 amid pandemic-driven uncertainty.

Income from derivatives is largely from our customer interest rate derivative program and totaled $5.0 million for the first quarter of 2021 compared to $3.1 million in the fourth quarter of 2020 and $3.9 million for the first quarter of 2020. The increase compared to both the previous quarter and the first quarter of 2020 reflects an increase in customer demand for interest rate swap arrangements, resulting in a higher transaction volume, due in part to the increasing long term rate environment. Derivative income can be volatile and is dependent upon the composition of the portfolio, volume and mix of sales activity and market value adjustments due to market interest rate movement.

Other miscellaneous income is comprised of various items, including income from small business investment companies, FHLB stock dividends, and syndication fees. Other miscellaneous income totaled $0.5 million in the first quarter of 2021, down $2.5 million compared to the fourth quarter of 2020 and down $4.5 million compared to the first quarter of 2020. The changes compared to both periods was largely driven by an approximately $4.7 million pandemic related write-down of investments in an SBIC in the first quarter of 2021. Compared to prior quarter, the decline was also partially offset by a $0.8 million gain on termination of a former Midsouth leased property and other smaller items. The decrease compared to the prior year also reflects a $1.5 million gain on the sale of historic tax credits recorded in the first quarter of 2020 as well as other various smaller changes.

Management expects fee income to be flat to down slightly in the second quarter of 2021, and improve on a full year over year basis in the range of 4% to 6% with increases expected in most fee categories with the exception of service charges and secondary mortgage fee income.

Noninterest Expense

Noninterest expense for the first quarter of 2021 was $193.1 million, down $0.1 million, or less than 1%, from the fourth quarter of 2020, and down $10.3 million, or 5%, from the first quarter of 2020. The linked quarter decrease is largely due to hurricane related expenses and expenses related to branch closures incurred in the fourth quarter of 2020, as well as an enhanced focus on expense control with initiatives put in place to improve overall efficiency as discussed in more detail below, partially offset by an increase in incentive and payroll tax expense. The net decrease over the same quarter last year reflects changes in various categories, but is primarily due to write downs of $9.8 million on energy-related equity interests recorded in the first quarter of 2020.

The components of noninterest expense for the periods indicated are presented in the following tables.

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2021	2020	2020
Compensation expense	$95,846	$92,805	$91,071
Employee benefits	23,769	19,440	22,478
Personnel expense	119,615	112,245	113,549
Net occupancy expense	12,910	13,317	12,522
Equipment expense	4,781	4,488	4,617
Data processing expense	22,947	22,638	22,047
Professional services expense	11,251	14,431	9,741
Amortization of intangible assets	4,419	4,614	5,345
Deposit insurance and regulatory fees	3,395	3,765	5,815
Other real estate and foreclosed asset expense	6	367	10,130
Advertising	2,486	2,922	4,234
Corporate value, franchise and other non-income taxes	4,464	2,929	4,296
Telecommunications and postage	3,318	3,509	4,065
Entertainment and contributions	1,448	2,719	2,447
Travel expense	357	481	1,111
Printing and supplies	978	1,057	1,108
Tax credit investment amortization	1,112	960	961
Other retirement expense	(6,545)	(6,337)	(6,122)
Other miscellaneous	6,130	9,039	7,469
Total noninterest expense	$193,072	$193,144	$203,335

Personnel expense consists of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance. Personnel expense totaled $119.6 million for the first quarter of 2021, up $7.4 million, or 7%, compared to the prior quarter and up $6.1 million, or 5%, compared to the same quarter last year. The increase from prior quarter was primarily due to higher performance based incentives, and related benefit costs, and seasonally higher payroll taxes. The increase over the same quarter last year is primarily due to higher incentives and benefit costs, partially offset by lower salary expense. The decrease in salary expense compared to the first quarter of 2020 is due to one fewer payroll day and 222 fewer employees on a full-time equivalent bases (FTE) in the first quarter of 2021, partially offset by the increase related to annual merit raises. During the first quarter of 2021, management announced a voluntary early retirement package available to 647 associates that was accepted by approximately 40% of those eligible. The one-time costs associated with this offer, currently estimated at $15.3 million, will be reflected in our second quarter 2021 earnings. Management expects the annualized net reduction of personnel expense from this program to be approximately $19.0 million, which includes estimated incentives and benefits and is net of backfill costs.

Occupancy and equipment expenses are primarily composed of lease expenses, depreciation, maintenance and repairs, rent, taxes, and other equipment expenses. Occupancy and equipment expenses totaled $17.7 million in the first quarter of 2021, down $0.1 million, or 1%, from the fourth quarter of 2020 and up $0.6 million, or 3%, from the first quarter of 2020. The linked-quarter decrease was largely due to a decrease in occupancy expense due in part to lower maintenance cost, partially offset by a modest increase in equipment expense. The increase from the same quarter last year is primarily related to increases in both occupancy expense and equipment expense, largely due to higher pandemic-related cleaning expenses, maintenance costs and software amortization.

Data processing expense includes expenses related to third party technology processing and servicing costs, technology project costs and fees associated with bank card and ATM transactions. Data processing expense was $22.9 million for the first quarter of 2021, up $0.3million, or 1%, compared to the fourth quarter of 2020, and up $0.9 million, or 4%, compared to the fourth quarter of 2020. The increase over the fourth quarter of 2020 and the first quarter of 2020 is largely due to expense associated with investments in new technology.

Professional services expense for the first quarter of 2021 totaled $11.3 million, down $3.2 million, or 22%, compared to the previous quarter and up $1.5 million, or 16%, from the first quarter of 2020. The decrease from the fourth quarter of 2020 is primarily attributable to lower fees related to PPP support and legal fees. The increase over the first quarter of 2020 is largely related to PPP consulting support which we expect to continue to incur during the PPP forgiveness period.

Deposit insurance and regulatory fees totaled $3.4 million, down $0.4 million, or 10%, from the fourth quarter of 2020 and down $2.4 million, or 42%, from the first quarter of 2020. The decrease from the prior quarter is largely due to the favorable effect that excess liquidity and continued asset quality improvement has on the risk-based assessment rate. The decrease from the same quarter last year is also due to a lower risk-based assessment rate resulting from an improved liquidity position and improved asset quality, particularly as a result of the July 2020 energy loan sale. We expect our deposit assessment fee to return to a more normalized level as excess liquidity declines.

Corporate value, franchise and other non-income tax expense for the first quarter of 2021 totaled $4.5 million, up $1.5 million, or 52%, compared to the prior quarter and up $0.2 million, or 4%, compared to the same quarter last year. The increase from fourth quarter of 2020 is primarily due to a $1.2 million termination penalty on a BOLI transaction in the first quarter of 2021. The variance to last year reflects the first quarter 2021 termination penalty, partially offset by a decrease in bankshare tax as a result of the net loss in 2020.

Business development-related expenses (including advertising, travel, entertainment and contributions) were $4.3 million for the first quarter of 2021, down $1.8 million, or 30%, from the fourth quarter of 2020 and down $3.5 million, or 45%, from the first quarter of 2020. The linked-quarter decrease was largely due to expense control initiatives. The year over year decrease was largely due to expense control initiatives as well as lower travel expenses in response to the pandemic.

Other real estate and foreclosed asset expense was less than $0.1 million for the first quarter of 2021, compared to $0.4 million in the fourth quarter of 2020, and $10.1 million in the first quarter of 2020. The first quarter of 2020 included a $9.8 million write-down of equity interests in two energy-related companies received in borrower bankruptcy restructurings.

All other expenses, excluding amortization of intangibles, totaled $5.0 million for the first quarter of 2021, a decrease of $3.2 million, or 39%, from the fourth quarter of 2020 and a decrease of $2.5 million, or 33%, from the first quarter of 2020. The linked-quarter decrease was primarily due to hurricane-related expenses and financial center closing expense incurred in the fourth quarter. The first quarter of 2020 included write-down of former branch locations moved to held for sale.

Management expects second quarter 2021 noninterest expense, excluding expected non-recurring costs, to be flat to up slightly compared to the first quarter of 2021 and down 2% to 3% for the full year of 2021 compared to 2020. Expected non-recurring costs include $15.3 million for the voluntary early retirement program and $4.2 million for the redemption of the subordinated notes.

Income Taxes

The effective income tax rate for the first quarter of 2021 was approximately 19.7% compared to (0.29%) in the fourth quarter of 2020 and 17.5% in the first quarter of 2020. Comparability of the effective income tax rate is impacted by the pre-tax loss in 2020. The increase in the first quarter 2021 effective income tax rate is due to an improved projected annual pre-tax income forecast. Additionally, many factors impact the effective income tax rate including, but not limited to, the level of pre-tax income and relative impact of net tax benefits related to tax credit investments, tax-exempt interest income, bank-owned life insurance, and nondeductible expenses. Based on the current forecast, management expects the effective income tax rate for 2021 will be in the 19%-20% range, absent any changes in tax law.

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

We have invested in NMTC projects through investments in our own Community Development Entities (“CDE”), as well as other unrelated CDEs. Federal tax credits from NMTC investments are recognized over a seven-year period, while recognition of the benefits from state tax credits varies from three to five years. We have also invested in affordable housing projects that generate federal LIHTC tax credits that are recognized over a ten-year period, beginning in the year the rental activity begins. The amortization of the LIHTC investment cost is recognized as a component of income tax expense in proportion to the tax credits recognized over the ten-year credit period.

Based on tax credit investments that have been made to date in 2021, we expect to realize benefits from federal and state tax credits over the next three years totaling $10.2 million, $10.0 million and $10.1 million in 2022, 2023, and 2024, respectively. We intend to continue making investments in tax credit projects. However, our ability to access new credits will depend upon, among other factors, federal and state tax policies and the level of competition for such credits.

Selected Financial Data

The following tables contain selected financial data as of the dates and for the periods indicated.

	Three Months Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Common Share Data
Earnings per share:
Basic	$1.21	$1.17	$(1.28)
Diluted	$1.21	$1.17	$(1.28)
Cash dividends paid	$0.27	$0.27	$0.27
Book value per share (period-end)	$39.38	$39.65	$39.65
Tangible book value per share (period-end)	$28.57	$28.79	$28.56
Weighted average number of shares (000s):
Basic	86,752	86,608	87,186
Diluted	86,805	86,657	87,186
Period-end number of shares (000s)	86,777	86,728	86,275

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2021	2020	2020
Income Statement:
Interest income	$250,785	$257,253	$277,343
Interest income (te) (a)	253,707	260,368	280,791
Interest expense	16,198	18,967	46,155
Net interest income (te)	237,509	241,401	234,636
Provision for credit losses	(4,911)	24,214	246,793
Noninterest income	87,089	82,350	84,387
Noninterest expense (excluding amortization of intangibles)	188,653	188,530	197,990
Amortization of intangibles	4,419	4,614	5,345
Income before income taxes	133,515	103,278	(134,553)
Income tax expense (benefit)	26,343	(297)	(23,520)
Net income (loss)	$107,172	$103,575	$(111,033)

	Three Months Ended
	March 31,	December 31,	March 31,
	2021	2020	2020
Performance Ratios
Return on average assets	1.28%	1.25%	(1.46%)
Return on average common equity	12.63%	12.10%	(12.72%)
Return on average tangible common equity	17.38%	16.74%	(17.51%)
Earning asset yield (te) (a)	3.30%	3.47%	4.08%
Total cost of funds	0.21%	0.25%	0.67%
Net Interest Margin (te)	3.09%	3.22%	3.41%
Noninterest income to total revenue (te)	26.83%	25.44%	26.45%
Efficiency ratio (b)	58.12%	58.23%	62.06%
Average loan/deposit ratio	77.28%	81.60%	87.28%
FTE employees (period-end)	3,926	3,986	4,148
Capital Ratios
Common stockholders' equity to total assets	9.74%	10.22%	10.77%
Tangible common equity ratio (c)	7.26%	7.64%	8.00%

(a)	Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)	The efficiency ratio is noninterest expense to total net interest (te) and noninterest income, excluding amortization of purchased intangibles and nonoperating items.
(c)	The tangible common equity ratio is common stockholders’ equity less intangible assets divided by total assets less intangible assets

	Three Months Ended
	March 31,	December 31,	March 31,
($ in thousands)	2021	2020	2020
Asset Quality Information
Nonaccrual loans (a)	$108,434	$139,879	$254,058
Restructured loans - still accruing	6,320	4,262	34,251
Total nonperforming loans	114,754	144,141	288,309
ORE and foreclosed assets	9,467	11,648	18,460
Total nonperforming assets	$124,221	$155,789	$306,769
Accruing loans 90 days past due (b)	$5,090	$3,361	$17,790
Net charge-offs	18,254	24,330	43,764
Allowance for loan losses	$424,360	$450,177	$426,003
Reserve for unfunded lending commitments	32,559	29,907	48,992
Allowance for credit losses	$456,919	$480,084	$474,995
Total provision for credit losses	$(4,911)	$24,214	$246,793
Ratios:
Nonperforming assets to loans, ORE and foreclosed assets	0.57%	0.71%	1.42%
Accruing loans 90 days past due to loans	0.02%	0.02%	0.08%
Nonperforming assets + accruing loans 90 days past due to loans, ORE and foreclosed assets	0.60%	0.73%	1.51%
Net charge-offs to average loans	0.34%	0.44%	0.83%
Allowance for loan losses to period-end loans	1.96%	2.07%	1.98%
Allowance for credit losses to period-end loans	2.11%	2.20%	2.21%
Allowance for loan losses to nonperforming loans + accruing loans 90 days past due	354.09%	305.20%	139.17%
(a)	Included in nonaccrual loans are nonaccruing restructured loans totaling $7.2 million, $21.6 million and $117.9 million at 3/31/21, 12/31/20, and 3/31/20, respectively.
(b)	Excludes 90+ accruing troubled debt restructured (TDR) loans of $1.8 million at 3/31/21, which are already reflected in total nonperforming loans above.

	March 31,	December 31,	March 31,
(in thousands)	2021	2020	2020
Period-End Balance Sheet
Total loans	$21,664,859	$21,789,931	$21,515,681
Loans held for sale	124,677	136,063	67,587
Securities	8,005,990	7,356,497	6,374,490
Short-term investments	2,339,111	1,333,786	876,314
Earning assets	32,134,637	30,616,277	28,834,072
Allowance for loan losses	(424,360)	(450,177)	(426,003)
Goodwill and other intangible assets	937,926	942,345	956,916
Other assets	2,424,440	2,530,157	2,396,708
Total assets	$35,072,643	$33,638,602	$31,761,693
Noninterest-bearing deposits	$13,174,911	$12,199,750	$9,204,631
Interest-bearing transaction and savings deposits	11,200,412	10,413,870	8,931,192
Interest-bearing public fund deposits	3,198,523	3,234,936	3,251,445
Time deposits	1,636,674	1,849,321	3,621,228
Total interest-bearing deposits	16,035,609	15,498,127	15,803,865
Total deposits	29,210,520	27,697,877	25,008,496
Short-term borrowings	1,652,747	1,667,513	2,673,283
Long-term debt	397,583	378,322	225,606
Other liabilities	394,890	455,865	433,244
Stockholders' equity	3,416,903	3,439,025	3,421,064
Total liabilities & stockholders' equity	$35,072,643	$33,638,602	$31,761,693
For informational purposes only - included above
SBA Paycheck Protection Program (PPP) loans	$2,345,605	$2,005,237	$—

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2021	2020	2020
Average Balance Sheet
Total loans	$21,745,298	$22,065,672	$21,234,016
Loans held for sale	111,753	104,415	40,318
Securities (a)	7,468,541	6,921,099	6,149,432
Short-term investments	1,690,045	784,345	206,886
Earning assets	31,015,637	29,875,531	27,630,652
Allowance for loan losses	(451,830)	(451,403)	(241,364)
Goodwill and other intangible assets	940,074	944,572	959,500
Other assets	2,574,319	2,698,762	2,314,813
Total assets	$34,078,200	$33,067,462	$30,663,601
Noninterest-bearing deposits	$12,374,235	$11,759,755	$8,763,359
Interest-bearing transaction and savings deposits	10,795,991	10,229,569	8,798,483
Interest-bearing public fund deposits	3,211,077	3,160,372	3,252,233
Time deposits	1,757,460	1,890,751	3,513,167
Total interest-bearing deposits	15,764,528	15,280,692	15,563,883
Total deposits	28,138,763	27,040,447	24,327,242
Short-term borrowings	1,688,368	1,779,464	2,150,164
Long-term debt	396,731	385,313	231,438
Other liabilities	412,872	455,592	445,030
Stockholders' equity	3,441,466	3,406,646	3,509,727
Total liabilities & stockholders' equity	$34,078,200	$33,067,462	$30,663,601
For informational purposes only - included above
SBA Paycheck Protection Program (PPP) loans	$2,191,284	$2,216,458	$—

(a)	Average securities do not include unrealized holding gains/losses on available for sale securities.

Reconciliation of Non-GAAP Measures

Operating revenue (te) and operating pre-provision net revenue (te)

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2021	2020	2020
Net interest income	$234,587	$238,286	$231,188
Noninterest income	87,089	82,350	84,387
Total revenue	321,676	320,636	315,575
Taxable equivalent adjustment (a)	2,922	3,115	3,448
Total revenue (te)	324,598	323,751	319,023
Noninterest expense	(193,072)	(193,144)	(203,335)
Pre-provision net revenue (TE)	$131,526	$130,607	$115,688

(a)	Taxable equivalent adjustment (te) amounts are calculated using a federal income tax rate of 21%.

LIQUIDITY

Liquidity management ensures that funds are available to meet the cash flow requirements of our depositors and borrowers, while also meeting the operating, capital and strategic cash flow needs of the Company, the Bank and other subsidiaries. As part of the overall asset and liability management process, liquidity management strategies and measurements have been developed to manage and monitor liquidity risk. At March 31, 2021, we had $19.8 billion in net available sources of funds, summarized as follows:

	March 31, 2021
(in millions)	Total Available	Amount Used	Net Availability
Internal Sources
Free Securities, cash and other	$6,363	$—	$6,363
External Sources
Federal Home Loan Bank	5,848	2,585	3,263
Federal Reserve Bank	4,691	—	4,691
Brokered deposits	4,381	14	4,367
Other	1,104	—	1,104
Total Liquidity	$22,387	$2,599	$19,788

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities and repayments of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window. Management has established an internal target for the ratio of free securities to total securities of 20% or greater. As shown in the table below, our ratio of free securities to total securities was 62.98% at March 31, 2021, compared to 54.21% at December 31, 2020 and 25.42% at March 31, 2020. The total of pledged securities at March 31, 2021 was $3.0 billion, down $414.3 million from December 31, 2020. Securities and FHLB letters of credit are pledged as collateral related to public funds and repurchase agreements.

	March 31,	December 31,	March 31,
Liquidity Metrics	2021	2020	2020
Free securities / total securities	62.98%	54.21%	25.42%
Core deposits / total deposits	97.65%	97.14%	90.48%
Wholesale funds / core deposits	7.45%	7.85%	17.76%
Quarter-to-date average loans /quarter-to-date average deposits	77.28%	81.60%	87.28%

The liability portion of the balance sheet provides liquidity mainly through the ability to use cash sourced from various customers’ interest-bearing and noninterest-bearing deposit and sweep accounts. At March 31, 2021, deposits totaled $29.2 billion, an increase of $1.5 billion, or 5%, from December 31, 2020 and $4.2 billion, or 17%, from March 31, 2020. The increase over both periods is largely attributable to the increase in noninterest-bearing deposits following the funding of PPP loans deposited into business accounts, the issuance of government stimulus payments to our retail customers and overall reduced spending. Core deposits consist of total deposits excluding CDs of $250,000 or more and brokered deposits. Core deposits totaled $28.5 billion at March 31, 2021, an increase of $1.6 billion from December 31, 2020, and $5.9 billion from March 31, 2020. The ratio of core deposits to total deposits was 97.65% at March 31, 2021, compared to 97.14% at December 31, 2020 and 90.48% at March 31, 2020. Brokered deposits totaled $75.5 million as of March 31, 2021, an increase of $9.1 million compared to December 31, 2020 and a decrease of $1.0 billion compared to March 31, 2020. The decline in brokered deposits compared to March 31, 2020 resulted from maturing brokered time deposits that were not reissued as part of our effort to utilize excess liquidity. The use of brokered deposits as a funding source is subject to certain policies regarding the amount, term and interest rate.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At March 31, 2021, the Bank had borrowings of approximately $1.1 billion and had approximately $3.3 billion available under this line. The unused borrowing capacity at the Federal Reserve’s discount window is approximately $4.7 billion; there were no outstanding borrowings with the Federal Reserve at any date during any period covered by this report.

Wholesale funds, which are comprised of short-term borrowings, long-term debt and brokered deposits were 7.45% of core deposits at March 31, 2021, compared to 7.85% at December 31, 2020 and 17.76% at March 31, 2020. At March 31, 2021, wholesale funds totaled $2.1 billion, an increase of $13.6 million, or 1%, from December 31, 2020 and a decrease of $1.9 billion, or 47.1%, from March 31, 2020. The year over year decrease in wholesale funds was attributable to decreases in brokered deposits and short-term borrowings, partially offset by the June 2020 issuance of subordinated debt. The Company has established an internal target for wholesale funds to be less than 25% of core deposits.

Another key measure used to monitor our liquidity position is the loan-to-deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding). The loan-to-deposit ratio measures the amount of funds the Company lends for each dollar of deposits on hand. Our average loan-to-deposit ratio for the first quarter of 2021 was 77.28%, compared to 81.60% for the fourth quarter of 2020 and 87.28% for the first quarter of 2020. Management has an established target range for the loan-to-deposit ratio of 87% to 89%, but will operate outside that range under certain circumstances. The average loan to deposit ratio for the first quarter of 2021 and fourth quarter of 2020 are impacted by approximately $2.2 billion of low-risk SBA guaranteed PPP loans that are expected to be largely repaid through the forgiveness process by year-end 2021.

Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds during the three months ended March 31, 2021 and 2020.

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

CAPITAL RESOURCES

Stockholders’ equity totaled $3.4 billion at March 31, 2021, down $22.1 million from December 31, 2020 and down $4.2 million from March 31, 2020. The decrease from December 31, 2021 is primarily attributable to $111.5 million of other net comprehensive loss, largely related to the market adjustment on the available for sale securities portfolio, and $24 million of dividends, partially offset by net income of $107.2 million. The decrease from March 31, 2020 is attributable to $104.7 million of net other comprehensive loss, largely due to market adjustments on the available for sale securities portfolio, pension liabilities and cash flow hedges, and $95.6 million of dividends, partially offset by net income of $173 million and $23.1 million of other stock transactions.

The tangible common equity ratio was 7.26% at March 31, 2021, compared to 7.64% at December 31, 2020 and 8.00% at March 31, 2020. The linked-quarter and year over year decreases in the tangible common equity ratio are attributable to net other comprehensive loss, growth in tangible assets and dividends, partially offset by tangible earnings. The growth in tangible assets is largely the result of low-risk excess liquidity carried in short-term investment with the Federal Reserve and SBA guaranteed PPP loans. The impact of additional assets from PPP reduced the TCE ratio by 54 bps at March 31, 2021 and 49 bps at December 31, 2020. The excess liquidity is the result of a surge in deposits following the funding of PPP loans deposited into business accounts, the issuance of government stimulus payments to our retail customers and overall reduced spending.

The regulatory capital ratios of the Company and the Bank at March 31, 2021 remained well in excess of current regulatory minimum requirements, including capital conservation buffers, by at least $595 million. The Company and the Bank have been categorized as “well-capitalized” in the most recent notices received from our regulators. Refer to the Supervision and Regulation section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion of our capital requirements.

The following table shows the regulatory capital ratios for the Company and the Bank as calculated under current rules for the indicated periods. The capital ratios reflect the election to use the CECL five-year transition rule that allowed for the option to delay for two years the estimated impact of CECL on regulatory capital (0% in 2020 and 2021), followed by a three-year transition (25% in 2022, 50% in 2023, 75% in 2024, and 100% thereafter). In addition, the two-year delay also includes the full impact of January 1, 2020 cumulative effect impact plus an estimated impact of CECL calculated quarterly as 25% of the current ACL over the January 1, 2020 balance (modified transition amount). The modified transition amount will be recalculated each quarter in 2021, with the December 31, 2021 impact carrying through the remaining three-year transition.

	Well-	March 31,	December 31,	March 31,
	Capitalized	2021	2020	2020
Total capital (to risk weighted assets)
Hancock Whitney Corporation	10.00%	13.60%	13.22%	11.87%
Hancock Whitney Bank	10.00%	12.52%	12.19%	11.45%
Tier 1 common equity capital (to risk weighted assets)
Hancock Whitney Corporation	6.50%	11.00%	10.61%	10.02%
Hancock Whitney Bank	6.50%	11.26%	10.94%	10.20%
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	8.00%	11.00%	10.61%	10.02%
Hancock Whitney Bank	8.00%	11.26%	10.94%	10.20%
Tier 1 leverage capital
Hancock Whitney Corporation	5.00%	7.89%	7.88%	8.40%
Hancock Whitney Bank	5.00%	8.08%	8.11%	8.55%

The table above reflects the impact of the Parent’s June 9, 2020 issuance of subordinated notes with an aggregate principal amount of $172.5 million and a stated maturity of June 15, 2060, that qualify as tier 2 capital in the calculation of certain regulatory capital ratios. Our regulatory ratios also reflect PPP loans totaling $2.3 billion and $2.0 billion at March 31, 2021 and December 31, 2020, respectively, that are guaranteed by the SBA and, when meeting certain criteria, are subject to forgiveness to the debtor by the SBA. These loans carry a 0% risk-weighting in the tier 1 and total capital regulatory ratios due to the full guarantee by the SBA. However, these loans are reflected in average assets used to compute tier 1 leverage.

On February 25, 2021, our board of directors declared a regular first quarter cash dividend of $0.27 per share, consistent with the prior quarter. We remain confident in our ability and capacity to maintain the common dividend at current level based on strength of capital ratios at March 31, 2021, and in consideration of forecasted stressed scenarios through year-end. Our first quarter 2021 dividend was the last one requiring regulatory consultation.

Subsequent to quarter end, on April 22, 2021, our board of directors authorized the redemption of $150 million in the aggregate of subordinated notes that currently qualify as Tier 2 capital in the calculation of certain regulatory ratios The redemption is expected to occur on June 15, 2021 and is expected to reduce Hancock Whitney Corporation’s total capital to risk weighted assets ratio by approximately 61 bps. For further discussion, see the “Long-term Debt” section of this analysis.

Also on April 22, 2021, the board of directors authorized the repurchase of up to 4,338,000 shares of the Company’s common stock (approximately 5% of the shares of common stock outstanding as of March 31, 2021). The authorization is currently set to expire on December 31, 2022. The shares may be repurchased in the open market, by block purchase, through accelerated share repurchase plans, in privately negotiated transactions or otherwise, in one or more transactions, from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The repurchase authorization may be terminated or amended by the Board at any time prior to the expiration date.

BALANCE SHEET ANALYSIS

Short-Term Investments

Short-term assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors. Short-term investments, including interest-bearing bank deposits and federal funds sold, were $2.3 billion at March 31, 2021, up $1.0 billion from December 31, 2020 and $1.5 billion from March 31, 2020. Typically, these balances will change on a daily basis depending upon movement in customer loan and deposit accounts. Average short-term investments of $1.7 billion for the first quarter of 2021 were up $0.9 billion compared to the fourth quarter of 2020, and up $1.5 billion compared to the first quarter of 2020. The increase in short-term liquidity assets from both prior quarter and prior year is primarily the result of pandemic related growth in deposits and reduced loan demand.

Securities

Investment in securities totaled $8.0 billion at March 31, 2021, up $649.5 million, or 9%, from December 31, 2020 and up $1.6 billion, or 26%, from March 31, 2020. The increase over both periods reflects the investment of some excess cash into higher-yielding securities. Our securities portfolio includes securities categorized as available for sale and held to maturity. At March 31, 2021, securities available for sale totaled $6.6 billion and securities held to maturity totaled $1.4 billion. The purpose of our securities portfolio is to increase profitability, mitigate interest rate risk, provide liquidity and comply with regulatory pledging requirements. Available for sale securities are carried at fair value and may be sold prior to maturity. Unrealized gains or losses on available for sale securities, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity.

Our securities portfolio consists mainly of residential and commercial mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies. We invest only in high quality investment grade securities with a targeted portfolio effective duration generally between two and five and a half years. At March 31, 2021, the average expected maturity of the portfolio was 5.93 years with an effective duration of 4.76 years and a nominal weighted-average yield of 1.95%. Under an immediate, parallel rate shock of 100 bps and 200 bps, the effective duration would be 5.01 years and 5.05 years, respectively. At December 31, 2020, the average expected maturity of the portfolio was 5.70 years with an effective duration of 4.14 years and a nominal weighted-average yield of 2.07%. The average maturity of the portfolio at March 31, 2020 was 5.76 years, with an effective duration of 3.57 years and a nominal weighted-average yield of 2.51%. The changes in expected maturity, effective duration, and nominal weighted-average yield compared to December 31, 2020 and March 31, 2020, are primarily related to securities portfolio growth and the reinvestment of the securities portfolio maturities and paydowns.

At the end of each reporting period, we evaluate the securities portfolio for credit loss. Based on our assessments at March 31, 2021 and December 31, 2020, expected credit loss was negligible and therefore, no allowance for credit loss was recorded.

Loans

Total loans at March 31, 2020 were $21.7 billion, down $0.1 billion, or 1%, from December 31, 2020, and up $0.1 billion, or 1%, from March 31, 2020. The linked-quarter decline was primarily related to core loans (excluding PPP), which were down $465 million due to net paydowns/payoffs with limited loan demand throughout our footprint, and PPP loan forgiveness in the amount of $496 million, largely offset by the origination of $836 million of new PPP loans under the extended CARES Act. Growth compared to the same quarter last year reflects the increase in PPP loans totaling $2.3 billion, as that program started in the second quarter of 2020, largely offset by the sale of a portion of the energy loan portfolio and decrease in demand across our footprint.

The following table shows the composition of our loan portfolio at each date indicated:

	March 31,	December 31,	March 31,
(in thousands)	2021	2020	2020
Total loans:
Commercial non-real estate	$10,091,342	$9,986,983	$9,321,340
Commercial real estate - owner occupied	2,795,104	2,857,445	2,731,320
Total commercial and industrial	12,886,446	12,844,428	12,052,660
Commercial real estate - income producing	3,411,028	3,357,939	3,232,783
Construction and land development	1,122,141	1,065,057	1,098,726
Residential mortgages	2,488,792	2,665,212	2,979,985
Consumer	1,756,452	1,857,295	2,151,527
Total loans	$21,664,859	$21,789,931	$21,515,681

Commercial and industrial (“C&I”) loans, including both non-real estate and owner occupied real estate secured loans, totaled approximately $12.9 billion, or 59% of the total loan portfolio, at March 31, 2021, an increase of $42 million, or less than 1%, from December 31, 2020, and an increase of $834 million, or 7%, from March 31, 2020. The linked-quarter increase is primarily attributable to the origination of PPP loans under the extended CARES act, partially offset by PPP loan forgiveness and contraction in core loan demand across our footprint. The year over year increase is attributable to PPP loan originations, net of those already forgiven, partially offset by the July 2020 sale of energy loans and lower demand across most regions and specialty lines as a result of the economic impact of the pandemic.

The Bank lends mainly to middle market and smaller commercial entities, although it participates in larger shared credit loan facilities. Shared national credits funded at March 31, 2021 totaled approximately $1.6 billion, or 7% of total loans, a decrease of $56 million from December 31, 2020 and $718 million compared to March 31, 2020. The decline compared to the prior year is due largely to the energy loan sale in July of 2020 as part of a balance sheet de-risking strategy. At March 31, 2021, approximately $322 million of our shared national credits were with healthcare-related customers, with the remaining portfolio in commercial real estate and other diverse industries.

Loans to borrowers in the energy sector totaled $285.7 million at March 31, 2021, down $22 million, or 7%, from December 31, 2020 and down $654 million, or 70%, compared to March 31, 2020. The linked quarter decrease in energy-related loans resulted from net paydowns and charge-offs of $14.6 million. The year-over-year decrease was largely attributable to the sale of $497 million of energy loans in July 2020, net paydowns and charge-offs. At March 31, 2021, the majority of the remaining energy portfolio is comprised of customers engaged in onshore and offshore services and products to support exploration and production activities, with more than 75% of the balances in increments of $10 million or less.

Our loan portfolio is well diversified by product, client, and geography throughout our footprint. Nevertheless, we may be exposed to certain concentrations of credit risk which exist in relation to different borrowers or groups of borrowers, specific types of collateral, industries, loan products, or regions. The following table provides detail of the more significant industry concentrations for our commercial and industrial loan portfolio, which is based on NAICS codes for all industries, with the exceptions of energy, which is based on the borrower’s source of revenue (i.e. a manufacturer whose income is derived from energy-related business is reported as energy), and PPP loans, as those are expected to be 100% SBA guaranteed and therefore have limited credit risk.

	March 31,		December 31,		March 31,
	2021		2020		2020
		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total
Commercial & industrial loans:
Real estate and rental and leasing	$1,234,521	10%	$1,260,084	10%	$1,420,629	12%
Health care and social assistance	1,140,616	9%	1,152,713	9%	1,201,423	10%
Retail trade	1,033,822	8%	1,084,810	8%	1,066,780	9%
Manufacturing	928,993	7%	929,737	7%	959,653	8%
Transportation and warehousing	789,573	6%	800,034	6%	828,215	7%
Public administration	629,571	5%	650,595	5%	761,284	6%
Finance and insurance	680,368	5%	690,354	5%	740,915	6%
Wholesale trade	707,541	5%	708,640	6%	784,354	7%
Accommodation, food services and entertainment	625,352	5%	633,869	5%	616,473	5%
Construction	648,379	5%	688,676	5%	700,313	6%
Professional, scientific, and technical services	486,970	4%	500,219	4%	503,325	4%
Other services (except public administration)	433,848	3%	436,665	3%	456,084	4%
Energy	284,435	2%	305,867	2%	935,076	8%
Educational services	268,305	2%	270,980	2%	326,708	3%
Other	648,547	5%	725,948	6%	751,428	5%
Total commercial & industrial loans	10,540,841	82%	10,839,191	84%	12,052,660	100%
PPP loans	2,345,605	18%	2,005,237	16%	—	—
Total commercial & industrial loans	$12,886,446	100%	$12,844,428	100%	$12,052,660	100%

Commercial real estate – income producing loans totaled approximately $3.4 billion at March 31, 2021, an increase of $53 million, or 2%, from December 31, 2020 and $178 million, or 6%, from March 31, 2020. Construction and land development loans, totaling approximately $1.1 billion at March 31, 2021, increased $57 million, or 5%, from December 31, 2020 and $23 million, or 2%, from March 31, 2020. The following table details the end-of-period aggregated commercial real estate – income producing and construction loan balances by property type. Loans reflected in 1-4 Family Residential Construction include both loans to construction builders as well as single family borrowers.

	March 31,		December 31,		March 31,
	2021		2020		2020
		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total
Commercial real estate - income producing and construction loans:
Retail	$742,649	16%	$746,520	17%	$708,087	16%
Multifamily	648,097	14%	630,392	14%	552,464	13%
Healthcare related properties	614,510	14%	557,473	13%	569,166	13%
Office	506,661	11%	527,576	12%	475,565	11%
Industrial	544,755	12%	540,198	12%	535,070	12%
Hotel/motel and restaurants	519,736	12%	527,393	12%	502,866	12%
1-4 family residential construction	426,124	9%	393,568	9%	439,739	10%
Other land loans	283,833	6%	273,285	6%	246,377	6%
Other	246,804	6%	226,591	5%	302,175	7%
Total commercial real estate - income producing and construction loans	$4,533,169	100%	$4,422,996	100%	$4,331,509	100%

Our residential mortgages loan portfolio totaled $2.5 billion at March 31, 2021, down $176.4 million, or 7%, from December 31, 2020 and down $491.2 million, or 16%, compared to March 31, 2020. The low interest rate environment has led to increased demand for longer term, fixed rate mortgages, which we typically originate for sale in the secondary market, resulting in a decline in our residential mortgage portfolio. The consumer loan portfolio totaled $1.8 billion at March 31, 2021, down $101 million, or 5%, compared to December 31, 2020, and down $395 million, or 18%, compared to March 31, 2020. The decline in the consumer loan portfolio is due in part to the exit of indirect automobile lending and decreased loan demand.

The markets that we serve have been negatively impacted by the economic and social turmoil caused by the pandemic. We are continuing to monitor portions of three principle sectors that are of particular focus where we expect there may be a greater effect and a more challenging recovery. We are closely monitoring our concentrations in these industries and others with active and frequent borrower dialogue, payment deferral, and other accommodations and financial support, where warranted. While these industries and others have been significantly impacted by the pandemic, the long-term impacts remain unknown and are dependent on several factors, including the severity of the economic downturn, length of time until full recovery and the effectiveness of government stimulus plans.

The table below summarizes our funded commercial loan exposure to currently identified as pandemic-related sectors under focus at March 31, 2021 and the relative concentration to the total loan portfolio, excluding low-risk SBA guaranteed PPP loans. Select subsectors in these industries have been removed from the table due to improved economic conditions. Loans within our sectors under focus total approximately 18% of total loans outstanding, excluding PPP loans, and comprise 26% of our commercial criticized loans and 37% of our pass-watch rated loans. Approximately $410 million of these loans were granted a structured solution, defined as a longer-term contractual payment modification of the original loan agreement.

( $ in thousands )	Balance	Percentage of Total Loans *
Pandemic-related sectors under focus *
Healthcare and social assistance
Assisted living (investor CRE)	$392,039	2.0%
Assisted living (non- investor CRE)	252,148	1.3%
Total healthcare and social assistance	644,187	3.3%
Hospitality
Hotel	520,468	2.7%
Restaurants full service, casual dining and bars	324,707	1.7%
Entertainment	147,141	0.8%
Total hospitality	992,316	5.2%
Retail trade
Retail CRE	670,407	3.5%
Retail goods and services	1,094,771	5.7%
Total retail trade	1,765,178	9.2%
Total pandemic-related sectors under focus	$3,401,681	17.7%

* Excludes PPP loans

Management’s expectation is for core loans (excluding PPP) to be flat in the second quarter of 2021, and up $700 to $800 million in the second half of 2021, ending the year at approximately $20.1 billion. We expect up to $800 million of PPP loans to be forgiven in the second quarter of 2021, and most to be forgiven by year-end, with a forecasted December 31, 2021 balance of approximately $300 to $525 million.

Allowance for Credit Losses and Asset Quality

The Company's allowance for credit losses was $456.9 million at March 31, 2021, compared to $480.1 million at December 31, 2020 and $475.0 million at March 31, 2020.

The $23.2 million decrease in the March 31, 2021 allowance for credit losses is primarily attributable to lower collectively evaluated reserves driven by an improved economic forecast, lower overall outstanding balances and lower individually evaluated reserves (generally used for nonperforming and troubled debt restructured loans) due largely to charge-offs. The Company probability-weighted two Moody’s macroeconomic scenarios in the calculation of our collectively evaluated allowance for credit losses. The baseline scenario was weighted most heavily at 65% and the downside scenario S-2 (slower near-term growth) was weighted 35%. Both economic scenarios reflect improved economic conditions compared to prior quarter's forecasts, but the downside scenario includes a delay in achievement in herd immunity due to slower than expected distribution of vaccines, slower return to consumer spending on air travel, retail and hotels, smaller infrastructure and social benefit legislation resulting in longer duration of economic recovery. The baseline scenario reflects what we believe to be the most likely outcome, and, therefore was given the greatest probability weighting, and the alternative scenario reflects a reasonably possible outcome due to the uncertainty in the economy in the near-term.

The March 2021 baseline forecast assumes that COVID-19 cases peaked in January 2021 and does not include new widespread business closures. In this scenario, infections abate and herd immunity is achieved in July 2021. The $1.9 trillion American Rescue Plan is expected to boost gross domestic product growth which, along with positive job numbers reported to-date, is forecasted to lead to a slightly quicker recovery in the U.S. job market than included in the December 2020 forecast. This scenario assumes that additional legislation focused on infrastructure and social benefits is passed in the second half of 2021. Additional information on the March Baseline forecast is provided in the “Ongoing Impact of COVID-19 and Economic Outlook” of this document. The slower near-term growth S-2 forecast reflects a slower economic recovery than the baseline forecast, with a delay in herd immunity until December 2021 and restrictions on travel and business winding down somewhat more slowly, resulting in higher unemployment rates than the Baseline scenario. The S-2 scenario also reflects infrastructure and social benefits legislation smaller than that within the baseline, further impeding economic growth in the second half of 2021 and 2022.

Our relatively modest first quarter 2021 allowance release across most portfolios reflects the continued improvement in the economic forecast; however, our expectation of loss has not diminished substantially, as performance has not yet returned to pre-pandemic levels and uncertainty remains related to future performance as the impact of the federal stimulus diminishes and modifications expire.

The $18.1 million decrease in the allowance for credit loss compared to March 31, 2020, is largely due to the second quarter 2020 reduction in reserves related to the energy loan sale, partially offset by net increases resulting from changing economic forecasts and balances.

Our allowance for credit loss coverage to total loans remains strong at 2.11% at March 31, 2021, or 2.35% when excluding SBA guaranteed PPP loans, compared to 2.20% at December 31, 2020, or 2.42% excluding PPP loans, and 2.21% at March 31, 2021.

The allowance for credit losses on the commercial portfolio, excluding PPP loans, decreased to $365.8 million, or 2.43% of that portfolio, at March 31, 2021 compared to the December 31, 2020 allowance of $381.5 million, or 2.50%. The commercial portfolio includes concentration in lessors of real estate to various pandemic-impacted industries including hospitality and tourism which includes hotels, restaurants, and bars, certain healthcare services such as assisted living facilities, certain types of retail outlets, and other industries that have been significantly impacted by the restrictions put in place to contain the spread of the virus, as well as our remaining energy portfolio. The decrease in allowance is primarily due to improved economic conditions and charge-offs. Our residential mortgage allowance for credit loss decreased to $42.5 million, or 1.71%, at March 31, 2021, compared to $48.9 million, or 1.83%, at December 31, 2020, due primarily to favorable movement in forecasted variables for home prices. Our allowance for credit losses on the consumer portfolio was $46.3 million, or 2.63%, at March 31, 2021, compared to $47.8 million, or 2.57%, at December 31, 2020.

Criticized commercial loans totaled $348 million at March 31, 2021, down 11% from $393 million at December 31, 2020, and 34% from $530 million at March 31, 2020. The reduction in commercial criticized loans linked quarter reflects payoffs, paydowns and charge-offs, partially offset by new downgrades; with the year-over-year decrease largely driven by the energy loan sale. Criticized commercial loans at March 31, 2021, include $89 million of loans in our sectors under focus, or those that we deem to be highly impacted by the pandemic and $72 million in our energy portfolio. Criticized loans are defined as those having potential weaknesses that deserve management’s close attention (risk-rated as special mention, substandard and doubtful), including both accruing and nonaccruing loans. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process. In addition, the Company often looks at portfolios of loans to determine if there are areas of risk not specifically identified in its loan by loan approach. In alignment with regulatory guidance, we have been working with our customers by providing various types of loan deferrals or other modifications to manage the effects of economic stress. Most shorter-term deferrals have expired; however, loans totaling approximately $497 million were granted structured solutions, or longer-term contractual payment modifications of the original loan agreement. Our ability to predict future cash flow beyond the modification period is limited due to economic uncertainty, and we expect that further risk rating adjustments could be required.

Net charge-offs were $18.3 million, or 0.34% of average total loans on an annualized basis in the first quarter of 2021, compared to $24.3 million, or 0.44% of average total loans in the fourth quarter of 2020 and $43.8 million or 0.83% in the first quarter of 2020. Commercial net charge-offs totaled $16.2 million in the first quarter of 2021, of which $14.6 million are energy-related, including $13.8 million attributable to a single legacy credit. This is down compared to fourth quarter of 2020 commercial charge-offs of $22.1 million, which included $4.0 million of energy and $13.6 million of healthcare dependent charge-offs. The first quarter of 2020 commercial net charge-offs totaled $39.5 million, including $35.9 million of energy charge-offs. Our residential mortgage portfolio reflected minimal net recoveries in the first quarter of 2021 and both the fourth and first quarters of 2020, and consumer net charge-offs were $2.1 million in the first quarter of 2020, down from $2.4 million in the prior quarter and $4.3 million in the first quarter of 2020.

The following table sets forth activity in the allowance for credit losses for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2021	2020	2020
Provision and Allowance for Credit Losses
Allowance for loan losses:
Allowance for loan losses at beginning of period	$450,177	$448,674	$191,251
Loans charged-off:
Commercial non real estate	17,512	23,049	40,713
Commercial real estate - owner-occupied	347	—	514
Total commercial & industrial	17,859	23,049	41,227
Commercial real estate - income producing	194	301	830
Construction and land development	248	393	—
Total commercial	18,301	23,743	42,057
Residential mortgages	109	156	141
Consumer	3,694	3,579	5,540
Total charge-offs	22,104	27,478	47,738
Recoveries of loans previously charged-off:
Commercial non real estate	1,899	1,201	2,226
Commercial real estate - owner-occupied	37	104	81
Total commercial & industrial	1,936	1,305	2,307
Commercial real estate - income producing	—	—	7
Construction and land development	159	297	234
Total commercial	2,095	1,602	2,548
Residential mortgages	206	322	212
Consumer	1,549	1,224	1,214
Total recoveries	3,850	3,148	3,974
Total net charge-offs	18,254	24,330	43,764
Provision for loan losses	(7,563)	25,833	229,105
Cumulative effect of change in accounting principle (a)	—	—	49,411
Allowance for loan losses at end of period	$424,360	$450,177	$426,003
Reserve for Unfunded Lending Commitments:
Reserve for Unfunded Lending Commitments at beginning of period	$29,907	$31,526	$3,974
Cumulative effect of change in accounting principle (a)	—	—	27,330
Provision for losses on unfunded lending commitments	2,652	(1,619)	17,688
Reserve for unfunded lending commitments at end of period	$32,559	$29,907	$48,992
Total Allowance for Credit Losses	$456,919	$480,084	$474,995
Total Provision for Credit Losses	$(4,911)	$24,214	$246,793
Coverage Ratios:
Allowance for loan losses to period-end loans	1.96%	2.07%	1.98%
Allowance for credit losses to period-end loans	2.11%	2.20%	2.21%
Charge-offs ratios:
Gross charge-offs to average loans	0.41%	0.50%	0.90%
Recoveries to average loans	0.07%	0.06%	0.08%
Net charge-offs to average loans	0.34%	0.44%	0.83%
Net Charge-offs to average loans by portfolio
Commercial non real estate	0.63%	0.86%	1.69%
Commercial real estate - owner-occupied	0.04%	(0.01%)	0.06%
Total commercial & industrial	0.50%	0.67%	1.32%
Commercial real estate - income producing	0.02%	0.04%	0.11%
Construction and land development	0.03%	0.04%	(0.08%)
Total commercial	0.38%	0.51%	0.99%
Residential mortgages	(0.02%)	(0.02%)	(0.01%)
Consumer	0.48%	0.49%	0.81%

(a)	Represents the increase in the allowance upon the January 1, 2020 adoption of ASC 326, commonly referred to as Current Expected Credit Losses, or CECL.

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, troubled debt restructurings and foreclosed and surplus ORE and other foreclosed assets. Loans past due 90 days or more and still accruing are also disclosed.

	March 31,	December 31,	March 31,
(in thousands)	2021	2020	2020
Loans accounted for on a nonaccrual basis:
Commercial non-real estate	$24,108	$34,200	$59,610
Commercial non-real estate - restructured	3,542	18,636	115,556
Total commercial non-real estate	27,650	52,836	175,166
Commercial real estate - owner occupied	9,922	13,514	7,851
Commercial real estate - owner-occupied - restructured	1,882	342	292
Total commercial real estate - owner-occupied	11,804	13,856	8,143
Commercial real estate - income producing	4,729	6,650	5,557
Commercial real estate - income producing - restructured	89	93	102
Total commercial real estate - income producing	4,818	6,743	5,659
Construction and land development	1,680	2,475	4,273
Construction and land development - restructured	9	11	48
Total construction and land development	1,689	2,486	4,321
Residential mortgage	39,066	38,075	40,954
Residential mortgage - restructured	1,649	2,498	1,912
Total residential mortgage	40,715	40,573	42,866
Consumer	21,758	23,385	17,903
Consumer - restructured	—	—	—
Total consumer	21,758	23,385	17,903
Total nonaccrual loans	$108,434	$139,879	$254,058
Restructured loans - still accruing:
Commercial non-real estate	$2,337	$549	$31,730
Commercial real estate - owner occupied	—	—	—
Commercial real estate - income producing	341	349	367
Construction and land development	121	122	110
Residential mortgage	2,457	2,217	900
Consumer	1,064	1,025	1,144
Total restructured loans - still accruing	6,320	4,262	34,251
Total nonperforming loans	114,754	144,141	288,309
ORE and foreclosed assets	9,467	11,648	18,460
Total nonperforming assets (a)	$124,221	$155,789	$306,769
Loans 90 days past due still accruing (b)	$5,090	$3,361	17,790
Total restructured loans	$13,491	$25,842	152,161
Ratios:
Nonaccrual loans to total loans	0.50%	0.64%	1.18%
Nonperforming assets to loans plus ORE and foreclosed assets	0.57%	0.71%	1.42%
Allowance for loan losses to nonaccrual loans	391.35%	321.83%	167.68%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	354.09%	305.20%	139.17%
Loans 90 days past due still accruing to loans	0.02%	0.02%	0.08%

(a) Includes total nonaccrual loans, total restructured loans - still accruing and ORE and foreclosed assets.

(b) Excludes 90+ accruing restructured loans already reflected in total nonperforming loans of $1.8 million at 3/31/2021.

Nonperforming assets totaled $124.2 million at March 31, 2021, down $31.6 million from December 31, 2020, and $182.5 million from December 31, 2019. Nonperforming loans decreased $29.4 million compared to December 31, 2020, and $173.6 million from March 31, 2020. The decline in nonperforming loans compared to the prior quarter was largely due to charge-offs and payoffs, while the decrease from last year was primarily due to the energy loan sale. ORE and foreclosed assets decreased to $9.5 million at March 31, 2021, from $11.6 million at December 31, 2020, and $18.5 million at March 31, 2020. Nonperforming assets as a percent of total loans, ORE and other foreclosed assets was 0.57% at March 31, 2021, down 14 bps from December 31, 2020, and 85 bps from March 31, 2020.

Deposits

Deposits provide the most significant source of funding for our interest earning assets. Generally, our ability to compete for market share depends on our deposit pricing and our wide range of products and services that are focused on customer needs. Since early 2020, deposits have also been influenced by pandemic driven factors, such as inflows from government stimulus payments, deposits related to funding PPP loans into business checking accounts and a general slowdown in customer spending. In order to meet our customers’ needs, we offer high-quality banking services with convenient delivery channels, including online and mobile banking. We provide specialized services to our commercial customers to promote commercial deposit growth. These services include treasury management, industry expertise and lockbox services.

Total deposits were $29.2 billion at March 31, 2021, up $1.5 billion, or 5%, from December 31, 2020, primarily driven by an increase in noninterest-bearing and interest-bearing transaction deposits, partially offset by a decline in retail time deposits. Total deposits increased $4.2 billion, or 17%, from March 31, 2020, with strong growth in both noninterest-bearing and interest bearing transaction deposits, largely the result of pandemic-related activity. Average deposits for the first quarter of 2021 were $28.1 billion, up $1.1 billion, or 4%, from the fourth quarter of 2020 and up $3.8 billion, or 16%, from the first quarter of 2020.

Noninterest-bearing demand deposits were $13.2 billion at March 31, 2021, up $1.0 billion, or 8%, from December 31, 2020, and $4.0 billion, or 43%, from March 31, 2020. The continued elevated balances are primarily due to stimulus and additional PPP funds deposited in business accounts during the first quarter of 2021. We expect these balances to decline during the second half of 2021 as these funds are utilized. Noninterest-bearing demand deposits comprised 45% of total deposits at March 31, 2021, 44% at December 31, 2020 and 37% at March 31, 2020.

Interest-bearing transaction and savings accounts of $11.2 billion at March 31, 2021 increased $0.8 billion, or 8%, from December 31, 2020 and $2.3 billion, or 25%, from March 31, 2020. These increases were primarily driven by movement from maturing certificates of deposit in the low interest rate environment, as well as other stimulus related funds that remain in customer accounts.

Interest-bearing public fund deposits totaled $3.2 billion at March 31, 2021, down $36.4 million, or 1%, from December 31, 2020, and down $52.9 million, or 2%, from March 31, 2020. Time deposits other than public funds totaled $1.6 billion at March 31, 2021, down $212.6 million, or 11%, from December 31, 2020, and $2.0 billion, or 55%, from the first quarter of 2020. The decrease from both periods was due in part to maturing retail and jumbo certificates of deposit which were not renewed, likely due to prevailing rates reflecting managements’ strategic approach to lowering the cost of funds. The decrease from the prior year was also due to a $1.1 billion decrease in brokered certificates of deposit which matured and were not replaced due to excess liquidity.

Management expects deposits to be flat to slightly down in the second quarter of 2021, and to be down $500 to $600 million in the second half of 2021, ending the year at approximately $28.6 billion.

Short-Term Borrowings

At March 31, 2021, short-term borrowings totaled $1.7 billion, down $15 million, or 1%, from December 31, 2020 driven by a decrease in repurchase agreements. Short-term borrowings decreased $1.0 billion, or 38%, from March 31, 2020, mainly due to decreases of $760 million in FHLB borrowings and $326 million in federal funds purchased, partially offset by an increase of $65 million in repurchase agreements. The decrease in FHLB borrowings is the result of utilizing increased liquidity on the balance sheet to pay down higher-rate borrowings. Short-term borrowings are a core portion of the Company’s funding strategy and can fluctuate depending on our funding needs and the sources utilized.

Average short-term borrowings of $1.7 billion in the first quarter of 2021 were down $91 million, or 5%, compared to the fourth quarter of 2020, and $462 million, or 21%, compared to the first quarter of 2020.

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

Long-Term Debt

Long-term debt totaled $397.6 million at March 31, 2021 and $378.3 million at December 31, 2020, compared to $225.6 million at March 31, 2020. The increase over the prior year is the result of the second quarter 2020 issuance of subordinated notes payable with an aggregate principal amount of $172.5 million with a stated maturity of June 15, 2060 and a fixed rate of 6.25% per annum. Subject to prior approval by the Federal Reserve, the Company may redeem the notes in whole or in part on any interest payment date on or after June 15, 2025. This debt qualifies as tier 2 capital in the calculation of certain regulatory capital ratios.

Long-term debt also includes subordinated notes payable with an aggregate principal amount of $150 million with a stated maturity of June 15, 2045, a fixed rate of 5.95% per annum, and that qualifies as Tier 2 capital of certain regulatory capital ratios. Subject to prior approval by the Federal Reserve, the Company may redeem these notes in whole or in part on any of its quarterly interest payment dates after June 15, 2020. Subsequent to quarter end, on April 22, 2021, the Board of Directors of the Company approved the redemption of the aggregate of these notes, subject to regulatory approval, which was received on April 26, 2021. The notes will be redeemed in full on June 15, 2021 at 100% of their principal amount, plus the accrued and unpaid interest thereon, up to but not including June 15, 2021. We expect cost savings from the redemption of approximately $9 million on an annualized basis and a 5 bp positive impact on the net interest margin. One-time cost associated with the redemption of approximately $4.2 million is expected to be included in second quarter of 2021 financial results.

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

Commitments to extend credit include revolving commercial credit lines, non-revolving loan commitments issued mainly to finance the acquisition and development or construction of real property or equipment, and credit card and personal credit lines. The availability of funds under commercial credit lines and loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract and has not violated other contractual conditions. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Credit card and personal credit lines are generally subject to cancellation if the borrower’s credit quality deteriorates. A number of commercial and personal credit lines are used only partially or, in some cases, not at all before they expire, and the total commitment amounts do not necessarily represent our future cash requirements.

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

The contract amounts of these instruments reflect our exposure to credit risk. The Bank undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. At March 31, 2021, the Company had a reserve for unfunded lending commitments totaling $32.6 million.

The following table shows the commitments to extend credit and letters of credit at March 31, 2021 according to expiration date.

		Expiration Date
		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$8,492,654	$3,979,357	$2,178,514	$1,486,547	$848,236
Letters of credit	364,625	293,548	58,715	12,362	—
Total	$8,857,279	$4,272,905	$2,237,229	$1,498,909	$848,236

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no material changes or developments during the reporting period with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020.

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

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 14 to our consolidated financial statements included elsewhere in this report.

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

The following table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in rates at March 31, 2021. Shifts are measured in 100 basis point increments in a range from -500 to +500 basis points from base case, with +100 through +300 basis points presented in the table below. Our interest rate sensitivity modeling incorporates a number of assumptions including loan and deposit repricing characteristics, the rate of loan prepayments and other factors. The base scenario assumes that the current interest rate environment is held constant over a 24-month forecast period and is the scenario to which all others are compared in order to measure the change in net interest income. Policy limits on the change in net interest income under a variety of interest rate scenarios are approved by the Board of Directors. All policy scenarios assume a static volume forecast where the balance sheet is held constant, although other scenarios are modeled.

	Estimated Increase
	(Decrease) in NII
Change in Interest Rates	Year 1	Year 2
(basis points)
+100	3.82%	6.64%
+200	8.69%	14.26%
+300	13.68%	22.21%

The results indicate a general asset sensitivity across most scenarios driven primarily by repricing in variable rate loans, an increase in short-term excess reserves held at the Federal Reserve, and a funding mix which is composed of material volumes of non-interest bearing and lower rate sensitive deposits. When deemed to be prudent, management has taken actions to mitigate exposure to interest rate risk with on- or off-balance sheet financial instruments and intends to do so in the future. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes.

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

It is not possible to predict what rate or rates may become widely accepted alternatives to LIBOR within the industry, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments. In particular, regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee (ARRC)) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., AMERIBOR or the Secured Overnight Financing Rate (SOFR) as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments.

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

The Bank has adopted several replacement benchmarks to use in place of LIBOR benchmark rates, with AMERIBOR along with FRB-NY SOFR as the primary rates.  The replacement benchmarks rates adopted by the Bank have been affirmed to comply with the 19 principles set forth by the International Organization of Securities Commissions (IOSCO) for Financial Benchmarks, and it further provides the Bank confidence these replacement benchmarks are based on transparent, market-based transactions.  The Bank expects to begin using these replacement benchmarks towards the end of the third quarter of 2021.

At March 31, 2021, approximately 34% of our loan portfolio, excluding PPP loans, consisted of variable rate loans tied to LIBOR, along with related derivatives and other financial instruments.

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective.

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. Consideration by management was given to operational changes that were made in response to the COVID-19 pandemic.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

The Company, including subsidiaries, is party to various legal proceedings arising in the ordinary course of business. We do not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on our consolidated financial position or liquidity.

Item 1A. Risk Factors

The Company disclosed risk factors in its Annual Report on Form 10-K for the year ended December 31, 2020. The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered to not be material also may materially adversely affect our business, financial condition, and/or operating results.

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

May 5, 2021