Form 10-Q
period 2021-06-30
HANCOCK WHITNEY CORP
filed 2021-08-05
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

86,850,672 common shares were outstanding at July 31, 2021.

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

TDR – troubled debt restructuring

TSR – total shareholder return

U.S. Treasury – The United States Department of the Treasury

VERIP – Voluntary Early Retirement Incentive Program

Part I. Financial Information

Item 1. Financial Statements

Hancock Whitney Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except per share data)	2021	2020
ASSETS
Cash and due from banks	$501,594	$526,306
Interest-bearing bank deposits	2,203,328	1,333,352
Federal funds sold	457	434
Securities available for sale, at fair value (amortized cost of $7,190,161 and $5,766,234)	7,300,421	5,999,327
Securities held to maturity (fair value of $1,420,107 and $1,467,581)	1,332,712	1,357,170
Loans held for sale	90,002	136,063
Loans	21,148,530	21,789,931
Less: allowance for loan losses	(399,668)	(450,177)
Loans, net	20,748,862	21,339,754
Property and equipment, net of accumulated depreciation of $266,239 and $271,801	353,358	380,516
Right of use assets, net of accumulated amortization of $28,589 and $23,330	101,547	110,691
Prepaid expenses	44,139	41,443
Other real estate and foreclosed assets, net	10,201	11,648
Accrued interest receivable	100,865	104,268
Goodwill	855,453	855,453
Other intangible assets, net	78,228	86,892
Life insurance contracts	660,087	615,780
Funded pension assets, net	214,763	171,175
Other assets	502,692	568,330
Total assets	$35,098,709	$33,638,602
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$13,406,385	$12,199,750
Interest-bearing	15,866,722	15,498,127
Total deposits	29,273,107	27,697,877
Short-term borrowings	1,516,508	1,667,513
Long-term debt	248,052	378,322
Accrued interest payable	3,301	4,315
Lease liabilities	122,936	130,627
Deferred tax liability, net	44,393	49,406
Other liabilities	327,511	271,517
Total liabilities	31,535,808	30,199,577
Stockholders' equity:
Common stock	309,513	309,513
Capital surplus	1,770,973	1,757,937
Retained earnings	1,439,553	1,291,506
Accumulated other comprehensive income, net	42,862	80,069
Total stockholders' equity	3,562,901	3,439,025
Total liabilities and stockholders' equity	$35,098,709	$33,638,602
Preferred shares authorized (par value of $20.00 per share)	50,000	50,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	92,947	92,947
Common shares outstanding	86,847	86,728

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Interest income:
Loans, including fees	$209,066	$228,917	$422,779	$467,640
Loans held for sale	648	650	1,319	1,271
Securities-taxable	33,148	31,702	64,351	64,309
Securities-tax exempt	4,762	4,854	9,545	9,798
Short-term investments	676	219	1,091	667
Total interest income	248,300	266,342	499,085	543,685
Interest expense:
Deposits	7,064	22,629	16,291	61,566
Short-term borrowings	1,555	2,253	3,088	6,715
Long-term debt	5,038	3,594	10,476	6,350
Total interest expense	13,657	28,476	29,855	74,631
Net interest income	234,643	237,866	469,230	469,054
Provision for credit losses	(17,229)	306,898	(22,140)	553,691
Net interest income (loss) after provision for credit losses	251,872	(69,032)	491,370	(84,637)
Noninterest income:
Service charges on deposit accounts	19,381	15,518	38,527	38,355
Trust fees	16,307	14,160	31,310	28,966
Bank card and ATM fees	20,483	15,957	38,603	33,319
Investment and annuity fees and insurance commissions	7,331	5,366	14,789	12,516
Secondary mortgage market operations	12,556	9,808	24,266	15,861
Securities transactions, net	333	—	333	112
Other income	17,881	13,134	33,533	29,201
Total noninterest income	94,272	73,943	181,361	158,330
Noninterest expense:
Compensation expense	100,587	98,756	196,433	189,827
Employee benefits	42,067	21,653	65,836	44,131
Personnel expense	142,654	120,409	262,269	233,958
Net occupancy expense	12,955	13,559	25,865	26,081
Equipment expense	4,392	4,752	9,173	9,369
Data processing expense	23,885	21,250	46,832	43,297
Professional services expense	13,473	10,985	24,724	20,726
Amortization of intangible assets	4,245	5,169	8,664	10,514
Deposit insurance and regulatory fees	2,967	5,116	6,362	10,931
Other real estate and foreclosed assets expense (income)	(86)	(460)	(80)	9,670
Other expense	32,285	15,759	46,033	35,328
Total noninterest expense	236,770	196,539	429,842	399,874
Income (loss) before income taxes	109,374	(191,628)	242,889	(326,181)
Income taxes expense (benefit)	20,656	(74,556)	46,999	(98,076)
Net income (loss)	$88,718	$(117,072)	$195,890	$(228,105)
Earnings (loss) per common share-basic	$1.00	$(1.36)	$2.21	$(2.64)
Earnings (loss) per common share-diluted	$1.00	$(1.36)	$2.20	$(2.64)
Dividends paid per share	$0.27	$0.27	$0.54	$0.54
Weighted average shares outstanding-basic	86,814	86,301	86,783	86,744
Weighted average shares outstanding-diluted	86,990	86,301	86,932	86,744

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$88,718	$(117,072)	$195,890	$(228,105)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain or loss on securities available for sale and cash flow hedges	50,135	51,532	(95,355)	216,829
Reclassification of net loss realized and included in earnings	(3,198)	(2,885)	(2,912)	(2,517)
Valuation adjustments to pension plan attributable to the Voluntary Early Retirement Program (VERIP) and curtailment	59,606	—	59,606	—
Other valuation adjustments to employee benefit plans	(10,651)	(10,251)	(10,651)	(10,251)
Amortization of unrealized net loss or gain on securities transferred to held to maturity	(45)	(94)	(101)	(289)
Other comprehensive income (loss) before income taxes	95,847	38,302	(49,413)	203,772
Income tax expense (benefit)	21,542	8,842	(12,206)	46,322
Other comprehensive income (loss) net of income taxes	74,305	29,460	(37,207)	157,450
Comprehensive income (loss)	$163,023	$(87,612)	$158,683	$(70,655)

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended June 30, 2021 and 2020					Accumulated
	Common Stock				Other
(in thousands, except parenthetical share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Income	Total
Balance, March 31, 2021	92,947	$309,513	$1,764,145	$1,374,688	$(31,443)	$3,416,903
Net income	—	—	—	88,718	—	88,718
Other comprehensive income	—	—	—	—	74,305	74,305
Comprehensive income	—	—	—	88,718	74,305	163,023
Cash dividends declared ($0.27 per common share)	—	—	—	(24,023)	—	(24,023)
Common stock activity, long-term incentive plans	—	—	5,870	170	—	6,040
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	958	—	—	958
Balance, June 30, 2021	92,947	$309,513	$1,770,973	$1,439,553	$42,862	$3,562,901
Balance, March 31, 2020	92,947	$309,513	$1,741,156	$1,297,129	$73,266	$3,421,064
Net loss	—	—	—	(117,072)	—	(117,072)
Other comprehensive income	—	—	—	—	29,460	29,460
Comprehensive loss	—	—	—	(117,072)	29,460	(87,612)
Cash dividends declared ($0.27 per common share)	—	—	—	(23,789)	—	(23,789)
Common stock activity, long-term incentive plans	—	—	5,450	10	—	5,460
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	1,034	—	—	1,034
Balance, June 30, 2020	92,947	$309,513	$1,747,640	$1,156,278	$102,726	$3,316,157
Six Months Ended June 30, 2021 and 2020					Accumulated
	Common Stock				Other
(in thousands, except parenthetical share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Income	Total
Balance, December 31, 2020	92,947	$309,513	$1,757,937	$1,291,506	$80,069	$3,439,025
Net income	—	—	—	195,890	—	195,890
Other comprehensive loss	—	—	—	—	(37,207)	(37,207)
Comprehensive income	—	—	—	195,890	(37,207)	158,683
Cash dividends declared ($0.54 per common share)	—	—	—	(48,044)	—	(48,044)
Common stock activity, long-term incentive plans	—	—	11,074	201	—	11,275
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	1,962	—	—	1,962
Balance, June 30, 2021	92,947	$309,513	$1,770,973	$1,439,553	$42,862	$3,562,901
Balance, December 31, 2019	92,947	$309,513	$1,736,664	$1,476,232	$(54,724)	$3,467,685
Net loss	—	—	—	(228,105)	—	(228,105)
Other comprehensive income	—	—	—	—	157,450	157,450
Comprehensive loss	—	—	—	(228,105)	157,450	(70,655)
Cumulative effect of change in accounting principle	—	—	—	(44,087)	—	(44,087)
Cash dividends declared ($0.54 per common share)	—	—	—	(47,817)	—	(47,817)
Common stock activity, long-term incentive plans	—	—	9,564	55	—	9,619
Net settlement of accelerated share repurchase agreement (1,001,472 shares)	—	—	12,110	—	—	12,110
Repurchase of common stock (315,851 shares)	—	—	(12,716)	—	—	(12,716)
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	2,018	—	—	2,018
Balance, June 30, 2020	92,947	$309,513	$1,747,640	$1,156,278	$102,726	$3,316,157

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$195,890	$(228,105)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,352	15,420
Provision for credit losses	(22,140)	553,691
(Gain) loss on other real estate and foreclosed assets	(627)	9,790
Gain on sale of securities	(333)	(112)
Deferred tax expense (benefit)	2,158	(48,786)
Increase in cash surrender value of life insurance contracts	(15,353)	(4,235)
Impairment of or loss on disposal of assets	15,274	19
Loss on extinguishment of debt	4,165	—
Net (increase) decrease in loans held for sale	45,414	(53,176)
Net amortization of securities premium/discount	26,211	19,208
Amortization of intangible assets	8,664	10,514
Stock-based compensation expense	11,646	11,086
Net change in liability from variation margin collateral	44,441	(113,616)
Decrease in interest payable and other liabilities	(6,229)	(4,493)
(Increase) decrease in other assets	45,301	(86,813)
Other, net	(1,271)	(13,512)
Net cash provided by operating activities	367,563	66,880
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available for sale securities	198,681	124,122
Proceeds from maturities of securities available for sale	593,760	385,125
Purchases of securities available for sale	(2,235,723)	(582,655)
Proceeds from maturities of securities held to maturity	77,197	124,037
Purchases of securities held to maturity	(59,362)	(12,359)
Net increase in short-term investments	(869,999)	(649,965)
Proceeds from sales of loans and leases	12,312	22,221
Net (increase) decrease in loans	670,795	(2,029,351)
Purchase of life insurance contracts	(75,000)	—
Proceeds from the surrender of life insurance contracts	44,045	—
Purchases of property and equipment	(7,636)	(19,607)
Proceeds from sales of other real estate	5,504	7,678
Other, net	6,549	(10,361)
Net cash used in investing activities	(1,638,877)	(2,641,115)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	1,575,231	3,518,693
Net decrease in short-term borrowings	(151,005)	(959,997)
Proceeds from the issuance of long-term debt	22,388	166,812
Repayments of long-term debt	(153,287)	(153)
Dividends paid	(48,044)	(47,817)
Payroll tax remitted on net share settlement of equity awards	(1,082)	(1,585)
Proceeds from exercise of stock options	439	—
Proceeds from dividend reinvestment and stock purchase plans	1,962	2,018
Settlement of forward contract portion of accelerated share repurchase	—	12,110
Repurchase of shares	—	(12,716)
Net cash provided by financing activities	1,246,602	2,677,365
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(24,712)	103,130
CASH AND DUE FROM BANKS, BEGINNING	526,306	432,104
CASH AND DUE FROM BANKS, ENDING	$501,594	$535,234
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$2,578	$5,459

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

Accounting Policies

There were no material changes or developments during the reporting period with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2020.

Beginning in the second quarter of 2021, the Company enters into mandatory delivery forward sales contracts concurrently with interest rate lock commitments for select residential mortgage banking product offerings that are expected to be sold when funded. Previously, the Company only entered into forward sales agreements on a best-efforts basis and will now utilize both types of delivery methods. With mandatory delivery contracts, the Company commits to deliver a certain principal amount of mortgage loans to an investor at a specified price on or before a specified date. Forward loan sale commitments for the mandatory delivery contracts include the use of To Be Announced (“TBA”) securities to mitigate the risk of changes in value of the rate lock commitment. With the change in delivery method, the Company has elected the fair value option on funded residential mortgage loans originated for sale that are associated with forward sales contracts. For mortgage loans for which the Company has elected the fair value option, gains and losses are included in noninterest income within secondary mortgage market operations. For further discussion, see Note 6 – Derivatives and Note 14 – Fair Value Measurements.

Refer to Note 15 – Recent Accounting Pronouncements for a discussion of accounting standards adopted during the six months ended June 30, 2021 and the impact to the Company’s financial statements.

2.  Securities

The following tables set forth the amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities classified as available for sale and held to maturity at June 30, 2021 and December 31, 2020. Amortized cost of securities does not include accrued interest which is reflected in the accrued interest line item on the consolidated balance sheets totaling $25.6 million at June 30, 2021 and $24.4 million at December 31, 2020.

	June 30, 2021				December 31, 2020
		Gross	Gross			Gross	Gross
Securities Available for Sale	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$398,742	$6,450	$1,046	$404,146	$207,365	$6,289	$284	$213,370
Municipal obligations	306,803	14,912	2,420	319,295	309,342	17,536	153	326,725
Residential mortgage-backed securities	3,457,426	44,662	30,538	3,471,550	2,560,249	69,570	8	2,629,811
Commercial mortgage-backed securities	2,865,057	96,868	23,329	2,938,596	2,323,306	135,516	3,288	2,455,534
Collateralized mortgage obligations	147,633	4,421	—	152,054	354,472	7,651	—	362,123
Corporate debt securities	14,500	280	—	14,780	11,500	264	—	11,764
	$7,190,161	$167,593	$57,333	$7,300,421	$5,766,234	$236,826	$3,733	$5,999,327

	June 30, 2021				December 31, 2020
		Gross	Gross			Gross	Gross
Securities Held to Maturity	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$—	$—	$—	$—	$—	$—	$—	$—
Municipal obligations	619,970	43,791	146	663,615	627,019	51,408	2	678,425
Residential mortgage-backed securities	50,038	1,139	170	51,007	21,951	1,469	—	23,420
Commercial mortgage-backed securities	574,389	41,052	246	615,195	549,686	54,587	—	604,273
Collateralized mortgage obligations	88,315	1,975	—	90,290	158,514	2,949	—	161,463
	$1,332,712	$87,957	$562	$1,420,107	$1,357,170	$110,413	$2	$1,467,581

The following tables present the amortized cost and estimated fair value of debt securities available for sale and held to maturity at June 30, 2021 by contractual maturity.  Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateralized mortgage obligations.

Debt Securities Available for Sale	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$2,204	$2,210
Due after one year through five years	367,341	390,607
Due after five years through ten years	3,042,604	3,113,151
Due after ten years	3,778,012	3,794,453
Total available for sale debt securities	$7,190,161	$7,300,421

Debt Securities Held to Maturity	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$10,341	$10,505
Due after one year through five years	243,443	258,189
Due after five years through ten years	644,987	694,204
Due after ten years	433,941	457,209
Total held to maturity securities	$1,332,712	$1,420,107

The Company held no securities classified as trading at June 30, 2021 and December 31, 2020.

The following table presents the proceeds from, gross gain on, and gross losses on sales of securities during the six months ended June 30, 2021 and 2020.

	Six Months Ended June 30,
(in thousands)	2021	2020
Proceeds	$198,681	$124,122
Gross gains	1,649	1,082
Gross losses	1,316	970
Net gain	$333	$112

Securities with carrying values totaling $3.0 billion and $3.4 billion were pledged as collateral at June 30, 2021 and December 31, 2020, respectively, primarily to secure public deposits or securities sold under agreements to repurchase.

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

The fair value and gross unrealized losses for securities classified as available for sale with unrealized losses for the periods indicated follow.

Available for Sale
June 30, 2021	Losses < 12 months		Losses 12 months or >		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$108,890	$1,046	$—	$—	$108,890	$1,046
Municipal obligations	69,307	2,420	—	—	69,307	2,420
Residential mortgage-backed securities	1,739,131	30,534	719	4	1,739,850	30,538
Commercial mortgage-backed securities	1,079,547	23,329	—	—	1,079,547	23,329
Collateralized mortgage obligations	—	—	—	—	—	—
Corporate debt securities	1,500	—	—	—	1,500	—
	$2,998,375	$57,329	$719	$4	$2,999,094	$57,333

Available for Sale
December 31, 2020	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$35,845	284	$—	$—	$35,845	$284
Municipal obligations	30,170	153	—	—	30,170	153
Residential mortgage-backed securities	530	2	760	6	1,290	8
Commercial mortgage-backed securities	446,190	3,288	—	—	446,190	3,288
Collateralized mortgage obligations	70	—	—	—	70	—
Corporate debt securities	2,000	—	—	—	2,000	—
	$514,805	$3,727	$760	$6	$515,565	$3,733

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

Held to maturity
June 30, 2021	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	$—	$—	$—	$—	$—
Municipal obligations	7,854	146	191	—	8,045	146
Residential mortgage-backed securities	8,127	170	—	—	8,127	170
Commercial mortgage-backed securities	12,073	246	—	—	12,073	246
Collateralized mortgage obligations	1,738	—	—	—	1,738	—
	$29,792	$562	$191	$—	$29,983	$562

Held to maturity
December 31, 2020	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	$—	$—	$—	$—	$—
Municipal obligations	—	—	2,381	2	2,381	2
Residential mortgage-backed securities	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—
Collateralized mortgage obligations	—	—	—	—	—	—
	$—	$—	$2,381	$2	$2,381	$2

As of June 30, 2021 and December 31, 2020, the Company had 99 and 28 securities, respectively, with market values below their cost basis. None of the unrealized losses relate primarily to the marketability of the securities or the issuer’s ability to meet contractual obligations. In all cases, the indicated impairment on these debt securities would be recovered no later than the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. The unrealized losses were deemed to be non-credit related at June 30, 2021 and December 31, 2020. The Company has adequate liquidity and, therefore does not plan to, and more likely than not, will not be required to liquidate these securities before recovery of the indicated impairment.

3.  Loans and Allowance for Credit Losses

The Company generally makes loans in its market areas of south and central Mississippi; southern and central Alabama; northwest, central and south Louisiana; the northern, central, and panhandle regions of Florida; certain areas of east and northeast Texas, including Houston, Beaumont and Dallas; and Nashville, Tennessee. Loans, net of unearned income, by portfolio are presented at amortized cost basis in the table below. Amortized cost does not include accrued interest, which is reflected in the accrued interest line item in the Consolidated Balance Sheets, totaling $71.5 million and $76.2 million at June 30, 2021 and December 31, 2020, respectively. Included in commercial non-real estate loans at June 30, 2021 and December 31, 2020 was $1.4 billion and $2.0 billion, respectively, of Paycheck Protection Program loans, described in more detail below. The following table presents loans, net of unearned income, by portfolio class at June 30, 2021 and December 31, 2020.

	June 30,	December 31,
(in thousands)	2021	2020
Commercial non-real estate	$9,532,710	$9,986,983
Commercial real estate - owner occupied	2,809,868	2,857,445
Total commercial and industrial	12,342,578	12,844,428
Commercial real estate - income producing	3,419,028	3,357,939
Construction and land development	1,295,036	1,065,057
Residential mortgages	2,412,459	2,665,212
Consumer	1,679,429	1,857,295
Total loans	$21,148,530	$21,789,931

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

Allowance for Credit Losses

The following tables show activity in the allowance for credit losses by portfolio class for the six months ended June 30, 2021 and 2020, as well as the corresponding recorded investment in loans at the end of each period. Effective January 1, 2020, the Company adopted the provisions of Accounting Standards Codification (ASC) 326, “Financial Instruments – Credit Losses,” using a modified retrospective basis. ASC 326, commonly referred to as CECL, prescribed a change in computing allowance for credit losses from an incurred methodology to a life of loan methodology. For the six months ended June 30, 2020, the difference between the December 31, 2019 incurred allowance and the CECL allowance is reflected as a cumulative effect of change in accounting principle.

		Commercial	Total	Commercial
	Commercial	real estate-	commercial	real estate-	Construction
	non-real	owner	and	income	and land	Residential
(in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total
	Six Months Ended June 30, 2021
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$149,693	$69,134	$218,827	$109,474	$26,462	$48,842	$46,572	$450,177
Charge-offs	(28,932)	(1,682)	(30,614)	(231)	(256)	(207)	(6,618)	(37,926)
Recoveries	4,187	287	4,474	—	1,164	437	3,099	9,174
Net provision for loan losses	(12,425)	(5,967)	(18,392)	14,537	(642)	(12,607)	(4,653)	(21,757)
Ending balance - allowance for loan losses	$112,523	$61,772	$174,295	$123,780	$26,728	$36,465	$38,400	$399,668
Reserve for unfunded lending commitments:
Beginning balance	$4,529	$381	$4,910	$1,099	$22,694	$19	$1,185	$29,907
Provision for losses on unfunded commitments	1,174	(73)	1,101	244	(1,470)	(6)	(252)	(383)
Ending balance - reserve for unfunded lending commitments	5,703	308	6,011	1,343	21,224	13	933	29,524
Total allowance for credit losses	$118,226	$62,080	$180,306	$125,123	$47,952	$36,478	$39,333	$429,192
Allowance for loan losses:
Individually evaluated	$2,675	$669	$3,344	$21	$21	$437	$204	$4,027
Collectively evaluated	109,848	61,103	170,951	123,759	26,707	36,028	38,196	395,641
Allowance for loan losses	$112,523	$61,772	$174,295	$123,780	$26,728	$36,465	$38,400	$399,668
Reserve for unfunded lending commitments:
Individually evaluated	$241	$—	$241	$—	$—	$—	$—	$241
Collectively evaluated	5,462	308	5,770	1,343	21,224	13	933	29,283
Reserve for unfunded lending commitments:	$5,703	$308	$6,011	$1,343	$21,224	$13	$933	$29,524
Total allowance for credit losses	$118,226	$62,080	$180,306	$125,123	$47,952	$36,478	$39,333	$429,192
Loans:
Individually evaluated	$13,642	$7,079	$20,721	$4,018	$129	$6,347	$2,663	$33,878
Collectively evaluated	9,519,068	2,802,789	12,321,857	3,415,010	1,294,907	2,406,112	1,676,766	21,114,652
Total loans	$9,532,710	$2,809,868	$12,342,578	$3,419,028	$1,295,036	$2,412,459	$1,679,429	$21,148,530

		Commercial	Total	Commercial
	Commercial	real estate-	commercial	real estate-	Construction
	non-real	owner	and	income	and land	Residential
(in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total
	Six Months Ended June 30, 2020
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$106,432	$10,977	$117,409	$20,869	$9,350	$20,331	$23,292	$191,251
Cumulative effect of change in accounting principle	(244)	14,877	14,633	7,287	7,478	12,921	7,092	49,411
Charge-offs	(339,566)	(1,706)	(341,272)	(1,501)	(5)	(141)	(10,736)	(353,655)
Recoveries	3,299	107	3,406	46	451	761	2,543	7,207
Net provision for loan losses	375,050	37,211	412,261	71,210	13,965	23,479	27,509	548,424
Ending balance - allowance for loan losses	$144,971	$61,466	$206,437	$97,911	$31,239	$57,351	$49,700	$442,638
Reserve for unfunded lending commitments:
Beginning balance	$3,974	$—	$3,974	$—	$—	$—	$—	$3,974
Cumulative effect of change in accounting principle	5,772	288	6,060	449	15,658	17	5,146	27,330
Provision for losses on unfunded commitments	(2,900)	427	(2,473)	649	10,455	5	(3,369)	5,267
Ending balance - reserve for unfunded lending commitments	6,846	715	7,561	1,098	26,113	22	1,777	36,571
Total allowance for credit losses	$151,817	$62,181	$213,998	$99,009	$57,352	$57,373	$51,477	$479,209

Allowance for loan losses:
Individually evaluated for impairment	$12,619	$1,237	$13,856	$457	$55	$477	$377	$15,222
Collectively evaluated for impairment	132,352	60,229	192,581	97,454	31,184	56,874	49,323	427,416
Allowance for loan losses	$144,971	$61,466	$206,437	$97,911	$31,239	$57,351	$49,700	$442,638
Reserve for unfunded lending commitments:
Individually evaluated	$751	$—	$751	$—	$—	$—	$—	$751
Collectively evaluated	6,095	715	6,810	1,098	26,113	22	1,777	35,820
Reserve for unfunded lending commitments:	6,846	715	7,561	1,098	26,113	22	1,777	36,571
Total allowance for credit losses	$151,817	$62,181	$213,998	$99,009	$57,352	$57,373	$51,477	$479,209
Loans:
Individually evaluated for impairment	$89,314	$9,982	$99,296	$6,222	$1,007	$5,710	$3,970	$116,205
Collectively evaluated for impairment	10,375,966	2,752,277	13,128,243	3,344,077	1,127,952	2,871,606	2,040,294	22,512,172
Total loans	$10,465,280	$2,762,259	$13,227,539	$3,350,299	$1,128,959	$2,877,316	$2,044,264	$22,628,377

The calculation of the allowance for credit losses is performed using two primary approaches: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated. The allowance for credit losses was developed using multiple Moody’s Analytics (“Moody’s) macroeconomic forecasts applied to internally developed credit models for a two year reasonable and supportable period. In the calculation of the June 30, 2021 allowance, the Company weighted the June 2021 baseline economic forecast, which Moody’s defines as the “most likely outcome” based on current conditions and its view of where the economy is headed, at 65%. The June 2021 baseline scenario assumes: (1) there will be no new widespread economic shutdowns in response to the coronavirus; (2) coronavirus outbreaks will be relatively small/localized, without taxing health systems; (3) the unemployment rate continues to decline, and at a slightly faster rate for the near term than the prior forecast, with fourth quarter of 2021 forecasted at 4.5% and full year 2021, 2022 and 2023 rates averaging 5.4%, 3.7% and 3.5%, respectively; (4) gross domestic product will increase an average of 6.9% in 2021, 5.0% in 2022 and 2.3% in 2023; (5) the Build Back Better infrastructure and social legislation package, forecasted to be passed in late 2021, will provide an additional boost to the economy; and (6) the Federal Reserve will continue to respond to the economic impact of COVID-19 by maintaining rates at or near zero until the first quarter of 2023. The downside scenario S-2 was weighted at 35% to incorporate a reasonably possible alternative economic outcome. The S-2 scenario reflects a slower economic recovery, including slower vaccination rates and concerns about resistant strains leading to lower spending and hesitancy over air travel and hotel stays; a less effective stimulus with a slower return to spending; a near-term rise in unemployment; and smaller infrastructure and social benefit legislation, which further impedes growth in the second half of 2021 and in 2022. The modest release across most portfolios during the second quarter of 2021 reflects the improvements in the economic forecast. The continued elevated allowance level is a result of uncertainty surrounding payment performance of borrowers in certain regions and/or industries that have not returned to pre-pandemic circumstances and as the impact of federal stimulus diminishes and modifications expire.

Nonaccrual loans and loans modified in troubled debt restructurings

The following table shows the composition of nonaccrual loans and those without an allowance for loan loss, by portfolio class.

	June 30,		December 31,
	2021		2020
(in thousands)	Total nonaccrual	Nonaccrual without allowance for loan loss	Total nonaccrual	Nonaccrual without allowance for loan loss
Commercial non-real estate	$19,124	$5,275	$52,836	$15,268
Commercial real estate - owner occupied	8,115	5,489	13,856	7,038
Total commercial and industrial	27,239	10,764	66,692	22,306
Commercial real estate - income producing	5,061	3,932	6,743	—
Construction and land development	2,012	—	2,486	1,116
Residential mortgages	32,775	2,928	40,573	1,705
Consumer	16,464	1,583	23,385	—
Total loans	$83,551	$19,207	$139,879	$25,127

Nonaccrual loans include nonaccruing loans modified in troubled debt restructurings (“TDRs”) of $6.8 million and $21.6 million at June 30, 2021 and December 31, 2020, respectively. Total TDRs, both accruing and nonaccruing, were $10.6 million at June 30, 2021 and $25.8 million at December 31, 2020.  All TDRs are individually evaluated for credit loss.  At June 30, 2021 and December 31, 2020, the Company had unfunded commitments of $1.4 million and $4.6 million, respectively, to borrowers whose loan terms have been modified in a TDR.

The tables below detail by portfolio class TDRs that were modified during the three and six months ended June 30, 2021 and 2020. All such loans are individually evaluated for credit loss.

	Three Months Ended
($ in thousands)	June 30, 2021			June 30, 2020
Troubled Debt Restructurings:	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial non-real estate	—	$—	$—	2	$350	$350
Commercial real estate - owner occupied	—	—	—	—	—	—
Total commercial and industrial	—	—	—	2	350	350
Commercial real estate - income producing	—	—	—	—	—	—
Construction and land development	—	—	—	1	15	15
Residential mortgages	1	109	132	8	1,810	1,810
Consumer	3	32	32	2	30	30
Total loans	4	$141	$164	13	$2,205	$2,205

	Six Months Ended
($ in thousands)	June 30, 2021			June 30, 2020
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial non-real estate	3	$6,935	$6,935	3	$745	$745
Commercial real estate - owner occupied	—	—	—	—	—	—
Total commercial and industrial	3	6,935	6,935	3	745	745
Commercial real estate - income producing	—	—	—	—	—	—
Construction and land development	—	—	—	1	15	15
Residential mortgages	2	319	342	9	2,066	2,066
Consumer	4	86	86	5	64	64
Total loans	9	$7,340	$7,363	18	$2,890	$2,890

The TDRs modified during the six months ended June 30, 2021 reflected in the table above include $7.1 million of loans with extended amortization terms or other payment concessions $0.3 million of loans with other modifications. The TDRs modified during the six months ended June 30, 2020 include $0.7 million of loans with extended amortization terms or other payment concessions, $0.4 million with significant covenant waivers and $1.8 million with other modifications.

One residential loan totaling $0.6 million that defaulted during the six months ended June 30, 2021 had been modified in a TDR during the twelve months prior to default. One commercial non-real estate loan totaling $0.4 million, one residential mortgage loan totaling $0.6 million and two consumer loans totaling $0.2 million that defaulted during the six months ended June 30, 2020 had been modified in a TDR during the twelve months prior to default.

The TDR disclosures above do not include loans eligible for exclusion from TDR assessment under Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Loans modified under the CARES Act are reported in the aging analysis that follows based on the modified terms.

Aging Analysis

The tables below present the aging analysis of past due loans by portfolio class at June 30, 2021 and December 31, 2020.

June 30, 2021	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
(in thousands)
Commercial non-real estate	$4,819	$6,947	$14,061	$25,827	$9,506,883	$9,532,710	$1,657
Commercial real estate - owner occupied	2,321	245	8,422	10,988	2,798,880	2,809,868	5,614
Total commercial and industrial	7,140	7,192	22,483	36,815	12,305,763	12,342,578	7,271
Commercial real estate - income producing	1,771	29	4,894	6,694	3,412,334	3,419,028	—
Construction and land development	370	358	1,313	2,041	1,292,995	1,295,036	23
Residential mortgages	3,052	4,314	21,404	28,770	2,383,689	2,412,459	755
Consumer	6,547	2,262	8,559	17,368	1,662,061	1,679,429	876
Total	$18,880	$14,155	$58,653	$91,688	$21,056,842	$21,148,530	$8,925

December 31, 2020	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
(in thousands)
Commercial non-real estate	$7,963	$2,564	$39,530	$50,057	$9,936,926	$9,986,983	$583
Commercial real estate - owner occupied	1,525	753	13,663	15,941	2,841,504	2,857,445	955
Total commercial and industrial	9,488	3,317	53,193	65,998	12,778,430	12,844,428	1,538
Commercial real estate - income producing	1,494	798	5,744	8,036	3,349,903	3,357,939	182
Construction and land development	4,168	284	2,001	6,453	1,058,604	1,065,057	—
Residential mortgages	29,319	9,858	27,886	67,063	2,598,149	2,665,212	912
Consumer	12,215	5,012	11,714	28,941	1,828,354	1,857,295	729
Total	$56,684	$19,269	$100,538	$176,491	$21,613,440	$21,789,931	$3,361

Credit Quality Indicators

The following tables present the credit quality indicators by segment and portfolio class of loans held for investment at June 30, 2021 and December 31, 2020. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process. In addition, the Company often examines portfolios of loans to determine if there are areas of risk not specifically identified in its loan by loan approach.

	June 30, 2021
(in thousands)	Commercial non-real estate	Commercial real estate - owner- occupied	Total commercial and industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$9,095,043	$2,612,208	$11,707,251	$3,300,199	$1,275,941	$16,283,391
Pass-Watch	237,873	111,000	348,873	79,590	15,186	443,649
Special Mention	45,555	23,258	68,813	4,176	2,101	75,090
Substandard	154,239	63,402	217,641	35,063	1,808	254,512
Doubtful	—	—	—	—	—	—
Total	$9,532,710	$2,809,868	$12,342,578	$3,419,028	$1,295,036	$17,056,642

	December 31, 2020
(in thousands)	Commercial non-real estate	Commercial real estate - owner- occupied	Total commercial and industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$9,439,264	$2,641,423	$12,080,687	$3,219,155	$1,033,060	$16,332,902
Pass-Watch	314,739	114,358	429,097	89,968	22,820	541,885
Special Mention	79,613	46,239	125,852	5,989	5,751	137,592
Substandard	153,367	55,425	208,792	42,827	3,426	255,045
Doubtful	—	—	—	—	—	—
Total	$9,986,983	$2,857,445	$12,844,428	$3,357,939	$1,065,057	$17,267,424

	June 30, 2021			December 31, 2020
(in thousands)	Residential mortgage	Consumer	Total	Residential mortgage	Consumer	Total
Performing	$2,377,581	$1,661,885	$4,039,466	$2,622,422	$1,832,885	$4,455,307
Nonperforming	34,878	17,544	52,422	42,790	24,410	67,200
Total	$2,412,459	$1,679,429	$4,091,888	$2,665,212	$1,857,295	$4,522,507

Below are the definitions of the Company’s internally assigned grades:

Commercial:

•	Pass – loans properly approved, documented, collateralized, and performing which do not reflect an abnormal credit risk.
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

Vintage Analysis

The following table presents credit quality disclosures of amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing at June 30, 2021. The Company defines vintage as the later of origination, renewal or restructure date.

	Term Loans
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial Loans:
Pass	$3,105,699	$3,786,344	$2,522,262	$1,519,030	$1,168,590	$1,700,798	$2,374,150	$106,518	$16,283,391
Pass-Watch	35,706	65,397	93,299	32,980	39,412	94,821	75,154	6,880	443,649
Special Mention	13,328	2,734	7,601	11,757	15,009	9,447	13,030	2,184	75,090
Substandard	34,137	57,537	46,726	17,937	45,110	25,747	22,488	4,830	254,512
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$3,188,870	$3,912,012	$2,669,888	$1,581,704	$1,268,121	$1,830,813	$2,484,822	$120,412	$17,056,642
Residential Mortgage and Consumer Loans:
Performing	$238,432	$429,863	$433,925	$314,469	$417,118	$1,063,622	$1,135,616	$6,421	4,039,466
Nonperforming	305	1,284	2,396	5,053	9,446	30,531	1,998	1,409	52,422
Total Consumer Loans	$238,737	$431,147	$436,321	$319,522	$426,564	$1,094,153	$1,137,614	$7,830	$4,091,888

Residential Mortgage Loans in Process of Foreclosure

Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. Included in loans at June 30, 2021 and December 31, 2020 was $8.3 million and $17.2 million, respectively, of consumer loans secured by single family residential real estate that were in process of foreclosure. In addition to the single family residential real estate loans in process of foreclosure, the Company also held $4.5 million and $3.4 million of foreclosed single family residential properties in other real estate owned at June 30, 2021 and December 31, 2020, respectively.

Loans Held for Sale

Loans held for sale is composed primarily of mortgage loans originated for sale in the secondary market.

4. Securities Sold under Agreements to Repurchase

Included in short-term borrowings are securities sold under agreements to repurchase that mature daily and are secured by U.S. agency securities totaling $412.1 million and $567.2 million at June 30, 2021 and December 31, 2020, respectively. The Company borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury management services offered to its deposit customers. As the Company maintains effective control over assets sold under agreements to repurchase, the securities continue to be carried on the consolidated statements of financial condition. Because the Company acts as borrower transferring assets to the counterparty, and the agreements mature daily, the Company’s risk is limited.

5. Long Term Debt

At June 30, 2021 and December 31, 2020, long-term debt was comprised of the following:

	June 30,	December 31,
(in thousands)	2021	2020
Subordinated notes payable, maturing June 2045	$—	$150,000
Subordinated notes payable, maturing June 2060	172,500	172,500
Other long-term debt	81,464	66,062
Less: unamortized debt issuance costs	(5,912)	(10,240)
Total long-term debt	$248,052	$378,322

The following table sets forth unamortized debt issuance costs associated with the respective debt instruments at June 30, 2021:

		Unamortized
		Debt
		Issuance
(in thousands)	Principal	Costs
Subordinated notes payable, maturing June 2060	172,500	5,912
Other long-term debt	81,464	—
Total	$253,964	$5,912

On June 15, 2021, the Company redeemed in full its 5.95% $150 million subordinated notes due 2045. The notes were redeemed at 100% of principal plus accrued and unpaid interest therein. Loss on extinguishment of debt included in other noninterest expense totaling $4.2 million represents the disposal of unamortized loan costs associated with the original issuance of the notes.

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

Substantially all of the Company’s other long-term debt consists of borrowings associated with tax credit fund activities. Although these borrowings have indicated maturities through 2050, each is expected to be satisfied at the end of the seven-year compliance period for the related tax credit investments.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional or contractual amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at June 30, 2021 and December 31, 2020.

		June 30, 2021			December 31, 2020
			Derivative (1)			Derivative (1)
(in thousands)	Type of Hedge	Notional or Contractual Amount	Assets	Liabilities	Notional or Contractual Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate loans	Cash Flow	$1,525,000	$38,643	$420	$1,175,000	$50,962	$—
Interest rate swaps - securities	Fair Value	1,608,150	25,859	9,174	1,158,150	6,686	18,920
		3,133,150	64,502	9,594	2,333,150	57,648	18,920
Derivatives not designated as hedging instruments:
Interest rate swaps	N/A	5,140,896	105,531	105,845	4,806,258	145,517	148,778
Risk participation agreements	N/A	200,477	14	34	216,511	35	108
Interest rate-lock commitments on residential mortgage loans	N/A	130,004	3,273	—	206,258	1,793	14
Forward commitments to sell residential mortgage loans	N/A	73,205	—	1,764	310,458	19	3,211
To Be Announced (TBA) securities	N/A	82,500	39	151	—	—	—
Foreign exchange forward contracts	N/A	63,782	1,938	1,826	58,822	2,816	2,785
Visa Class B derivative contract	N/A	43,565	—	4,867	43,565	—	5,645
		5,734,429	110,795	114,487	5,641,872	150,180	160,541
Total derivatives		$8,867,579	$175,297	$124,081	$7,975,022	$207,828	$179,461
Less: netting adjustment (2)			(65,844)	(79,763)		(57,648)	(124,204)
Total derivative assets/liabilities			$109,453	$44,318		$150,180	$55,257

(1)	Derivative assets and liabilities are reported at fair value in other assets or other liabilities, respectively, in the consolidated balance sheets.

(2)

Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty. See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans. For each agreement, the Company receives interest at a fixed rate and pays at a variable rate. The notional amounts of the swap agreements in place at June 30, 2021 expire as follows: $50 million in 2021; $475 million in 2022; $550 million in 2023; $100 million in 2024; $350 million thereafter.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps on securities available for sale

The Company is party to forward-starting fixed payer swaps that convert the latter portion of the term of certain available for sale securities to a floating rate. These derivative instruments are designated as fair value hedges of interest rate risk. This strategy provides the Company with a fixed rate coupon during the front-end unhedged tenor of the bonds and results in a floating rate security during the back-end hedged tenor with hedged start dates between August 2023 through August 2025, and maturity dates from December 2027 through March 2032. The fair value of the hedged item attributable to interest rate risk will be presented in interest income along with the change in the fair value of the hedging instrument.

The majority of the hedged available for sale securities is a closed portfolio of pre-payable commercial mortgage backed securities. In accordance with ASC 815, prepayment risk may be excluded when measuring the change in fair value of such hedged items attributable to interest rate risk under the last-of-layer approach. At June 30, 2021, the amortized cost basis of the closed portfolio of pre-payable commercial mortgage backed securities totaled $1.7 billion. The amount that represents the hedged items was $1.5 billion and the basis adjustment associated with the hedged items totaled $17.0 million.

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

Mortgage banking derivatives

The Bank also enters into certain derivative agreements as part of its mortgage banking activities. These agreements include interest rate lock commitments on prospective residential mortgage loans and forward commitments to sell loans to investors on either a best efforts or a mandatory delivery basis. The Company uses these forward sales commitments, which may include To Be Announced (“TBA”) security contracts, on the open market to protect the value of its rate locks and mortgage loans held for sale from changes in interest rates and pricing between the origination of the rate lock and the final sale of these loans. These instruments meet the definition of derivative financial instruments and are reflected in other assets and other liabilities in the Consolidated Balance Sheets, with changes to the fair value recorded in noninterest income within the secondary mortgage market operations line item in the Consolidated Statements of Income.

The loans sold on a mandatory basis commit the Company to deliver a specific principal amount of mortgage loans to an investor at a specified price, by a specified date. If the Company fails to deliver the amount of mortgages necessary to fulfill the commitment by the specified date, we may be obligated to pay a pair-off fee, based on then-current market prices, to the investor/counterparty to compensate the investor for the shortfall.  Mandatory delivery forward commitments include TBA security contracts on the open market to provide protection against changes in interest rates on the locked mortgage pipeline. The Company expects that mandatory delivery contracts, including TBA security contracts, will experience changes in fair value opposite to the changes in the fair value of derivative loan commitments. Certain assumptions, including pull through rates and rate lock periods, are used in managing the existing and future hedges. The accuracy of underlying assumptions could impact the ultimate effectiveness of any hedging strategies.

Forward commitments under best effort contracts commit the Company to deliver a specific individual mortgage loan to an investor if the loan to the underlying borrower closes. Generally, best efforts cash contracts have no pair-off risk regardless of market movement. The price the investor will pay the seller for an individual loan is specified prior to the loan being funded, generally the same day the Company enters into the interest rate lock commitment with the potential borrower. The Company expects that these best efforts forward loan sale commitments will experience a net neutral shift in fair value with related derivative loan commitments.

At the closing of the loan, the rate lock commitment derivative expires and the Company records a loan held for sale at fair value under the election of fair value option.

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

The contract includes a contingent accelerated termination clause based on the credit ratings of the Company. At June 30, 2021 and December 31, 2020, the fair value of the liability associated with this contract was $4.9 million and $5.6 million, respectively. Refer to Note 14 – Fair Value of Financial Instruments for discussion of the valuation inputs and process for this derivative liability.

Effect of Derivative Instruments on the Statements of Income

The effects of derivative instruments on the consolidated statements of income for the three and six months ended June 30, 2021 and 2020 are presented in the table below. For the six month ended June 30, 2020, interest income or the reduction of interest income attributable to cash flow hedges includes amortization of accumulated other comprehensive loss that resulted from termination of certain interest rate swap contracts.

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivative Instruments:	Location of Gain (Loss) Recognized in the Statements of Income:	2021	2020	2021	2020
Cash flow hedges:
Variable rate loans	Interest income - loans	$6,855	$4,597	$12,991	$5,461
Fair value hedges:
Securities	Interest income - securities - taxable	(110)	(1)	(27)	40
Securities - termination	Noninterest income - securities transactions, net	2,499	—	2,499	—
Brokered deposits	Interest expense - deposits	—	—	—	46
Derivatives not designated as hedging:
Residential mortgage banking	Noninterest income - secondary mortgage market operations	3,472	—	3,472	—
Customer and all other instruments	Noninterest income - other noninterest income	3,750	4,108	8,785	7,979
Total gain		$16,466	$8,704	$27,720	$13,526

Credit Risk-Related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as a downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. At June 30, 2021, the Company was not in violation of any such provisions. The aggregate fair value of derivative instruments with credit risk-related contingent features that were in a net liability position at June 30, 2021 and December 31, 2020 was $30.1 million and $109.7 million, respectively, for which the Company had posted collateral of $29.5 million and $44.7 million, respectively.

Offsetting Assets and Liabilities

The Bank’s derivative instruments with certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero. Agreements with certain bilateral counterparties require both parties to maintain collateral in the event that the fair values of derivative instruments exceed established exposure thresholds. For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses. Offsetting information in regards to all derivative assets and liabilities, including accrued interest, subject to these master netting agreements at June 30, 2021 and December 31, 2020 is presented in the following tables.

(in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts Recognized	Offset in the Statement of Financial Condition	Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
As of June 30, 2021
Derivative Assets	$72,731	$(68,040)	$4,691	$4,691	$—	$—
Derivative Liabilities	$114,867	$(81,870)	$32,997	$4,691	$74,520	$(46,214)

(in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts Recognized	Offset in the Statement of Financial Condition	Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
As of December 31, 2020
Derivative Assets	61,529	$(58,660)	$2,869	$2,869	$—	$—
Derivative Liabilities	171,275	$(126,434)	$44,841	$2,869	$90,312	$(48,340)

The Company has excess collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

7. Stockholders’ Equity

Common Shares Outstanding

Common shares outstanding excludes treasury shares totaling 4.5 million at both June 30, 2021 and December 31, 2020, with a first-in-first-out cost basis of $149.1 million and $150.7 million at June 30, 2021 and December 31, 2020, respectively. Shares outstanding also excludes unvested restricted share awards totaling 1.6 million and 1.7 million at June 30, 2021 and December 31, 2020, respectively.

Stock Buyback Program

On April 22, 2021, the Company’s board of directors approved a stock buyback program whereby the Company is authorized to repurchase up to 4.3 million shares of its common stock through the program’s expiration date of December 31, 2022. The program allows the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions. The Company is not obligated to purchase any shares under this program, and the board of directors has the ability to terminate or amend the program at any time prior to the expiration date. No shares have been purchased under this buyback program.

Prior to its expiration date of December 31, 2020, the Company had in place a stock buyback program that authorized the repurchase of up to 5.5 million shares of its common stock. The program, as amended, allowed the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or as otherwise determined by the Company, in one or more transactions. The Company was not obligated to purchase any shares under this program, and the board of directors had the ability to terminate or amend the program at any time prior to the expiration date. In total, the Company repurchased 4.9 million of the 5.5 million authorized shares under this buyback program at an average price of $37.65 per share.

The Company was party to an accelerated share repurchase (“ASR”) agreement with Morgan Stanley & Co. LLC whereby the Company made a $185 million payment to Morgan Stanley and received from Morgan Stanley an initial delivery of 3,611,870 shares of the Company’s common stock, which represented 75% of the estimated total number of shares to be repurchased, based on the closing price of the Company’s common stock on October 18, 2019. Final settlement of the ASR agreement occurred on March 18, 2020. Pursuant to the terms of the settlement, the Company received cash of approximately $12.1 million and a final delivery of 1,001,472 shares of its common stock.

In January 2020, the company repurchased 315,851 shares of its common stock at a price of $40.26 in a privately negotiated transaction.

Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) and changes in those components are presented in the following table.

	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Cash Flow Hedges	Equity Method Investment	Total
(in thousands)
Balance, December 31, 2019	$28,950	$639	$(101,278)	$17,399	$(434)	$(54,724)
Net change in unrealized gain or loss	171,333	—	—	46,480	(984)	216,829
Reclassification of net income or loss realized and included in earnings	—	—	2,944	(5,461)	—	(2,517)
Valuation adjustment to employee benefit plans	—	—	(10,251)	—	—	(10,251)
Amortization of unrealized net gain or loss on securities transferred to HTM	—	(289)	—	—	—	(289)
Income tax expense (benefit)	38,759	(65)	(1,653)	9,281	—	46,322
Balance, June 30, 2020	$161,524	$415	$(106,932)	$49,137	$(1,418)	$102,726
Balance, December 31, 2020	$171,224	$276	$(125,573)	$39,511	$(5,369)	$80,069
Net change in unrealized gain or loss	(96,045)	—	—	252	438	(95,355)
Reclassification of net income or loss realized and included in earnings	2,166	—	3,445	(12,991)	4,468	(2,912)
Valuation adjustments to pension plan attributable to VERIP and curtailment	—	—	59,606	—	—	59,606
Other valuation adjustments to employee benefit plans	—	—	(10,651)	—	—	(10,651)
Amortization of unrealized net gain or loss on securities transferred to HTM	—	(101)	—	—	—	(101)
Income tax expense (benefit)	(21,095)	(23)	11,774	(2,862)	—	(12,206)
Balance, June 30, 2021	$98,440	$198	$(84,947)	$29,634	$(463)	$42,862

Accumulated Other Comprehensive Income or Loss (“AOCI”) is reported as a component of stockholders’ equity. AOCI can include, among other items, unrealized holding gains and losses on securities available for sale (“AFS”), including the Company’s share of unrealized gains and losses reported by a partnership accounted for under the equity method, gains and losses associated with pension or other post-retirement benefits that are not recognized immediately as a component of net periodic benefit cost, and gains and losses on derivative instruments that are designated as, and qualify as, cash flow hedges. Net unrealized gains and losses on AFS securities reclassified as securities held to maturity (“HTM”) also continue to be reported as a component of AOCI and will be amortized over the estimated remaining life of the securities as an adjustment to interest income. Subject to certain thresholds, unrealized losses on employee benefit plans will be reclassified into income as pension and post-retirement costs are recognized over the remaining service period of plan participants. Accumulated gains or losses on cash flow hedges of variable rate loans described in Note 6 will be reclassified into income over the life of the hedge. Gains and losses within AOCI are net of deferred income taxes, where applicable.

The following table shows the line items of the consolidated statements of income affected by amounts reclassified from AOCI.

	Six Months Ended
Amount reclassified from AOCI (a)	June 30,		Affected line item on
(in thousands)	2021	2020	the statement of income
Loss on sale of AFS securities	$(2,166)	$—	Securities transactions, net
Tax effect	487	—	Income taxes
Net of tax	(1,679)	—	Net income
Amortization of unrealized net gain or loss or gain on securities transferred to HTM	101	289	Interest income
Tax effect	(23)	(65)	Income taxes
Net of tax	78	224	Net income
Amortization of defined benefit pension and post-retirement items	(3,445)	(2,944)	Other noninterest expense (b)
Tax effect	774	666	Income taxes
Net of tax	(2,671)	(2,278)	Net income
Reclassification of unrealized gain on cash flow hedges	12,991	6,550	Interest income
Tax effect	(2,919)	(1,482)	Income taxes
Net of tax	10,072	5,068	Net income
Reclassification of unrealized loss on equity method investment	(4,468)	—	Noninterest income
Tax effect	—	—	Income taxes
Net of tax	(4,468)	—	Net income
Amortization of loss on terminated cash flow hedges	—	(1,089)	Interest income
Tax effect	—	246	Income taxes
Net of tax	—	(843)	Net income
Total reclassifications, net of tax	$1,332	$2,171	Net income

(a)	Amounts in parentheses indicate reduction in net income.
(b)

These AOCI components are included in the computation of net periodic pension and post-retirement cost that is reported with other noninterest expense (see Note 11 – Retirement Plans for additional details).

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

8. Other Noninterest Income

Components of other noninterest income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Income from bank-owned life insurance	$3,347	$3,317	$10,628	$7,583
Credit related fees	2,971	2,609	5,815	5,674
Income from derivatives	3,750	4,108	8,785	7,979
Gain on sale of Mastercard Class B common stock	2,800	—	2,800	—
Other miscellaneous	5,013	3,100	5,505	7,965
Total other noninterest income	$17,881	$13,134	$33,533	$29,201

9. Other Noninterest Expense

Components of other noninterest expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Corporate value and franchise taxes	$3,422	$4,481	$7,886	$8,777
Telecommunications and postage	3,163	3,374	6,481	7,440
Advertising	2,276	2,696	4,762	6,930
Entertainment and contributions	1,487	3,384	2,934	5,831
Tax credit investment amortization	1,112	961	2,225	1,921
Printing and supplies	941	1,627	1,919	2,735
Travel expense	667	396	1,024	1,507
Net other retirement expense	(6,806)	(6,337)	(13,351)	(12,459)
Loss on facilities and equipment from consolidation	15,462	—	15,462	929
Loss on extinguishment of debt	4,165	—	4,165	—
Other miscellaneous	6,396	5,177	12,526	11,717
Total other noninterest expense	$32,285	$15,759	$46,033	$35,328

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

A summary of the information used in the computation of earnings (loss) per common share follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net income (loss) to common shareholders	$88,718	$(117,072)	$195,890	$(228,105)
Net dividends or income allocated to participating securities - basic and diluted	1,894	422	4,231	849
Net income (loss) allocated to common shareholders - basic and diluted	$86,824	$(117,494)	$191,659	$(228,954)
Denominator:
Weighted-average common shares - basic	86,814	86,301	$86,783	$86,744
Dilutive potential common shares	176	—	149	—
Weighted-average common shares - diluted	86,990	86,301	$86,932	$86,744
Earnings (loss) per common share:
Basic	$1.00	$(1.36)	$2.21	$(2.64)
Diluted	$1.00	$(1.36)	$2.20	$(2.64)

Potential common shares consist of stock options, nonvested performance-based awards, and nonvested restricted share awards deferred under the Company’s nonqualified deferred compensation plan. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be antidilutive, i.e., increase earnings per share or reduce a loss per share. Antidilutive potential common shares with weighted averages totaling 752 and 67 for the three and six months ended June 30, 2021, respectively, were excluded from the calculation of earnings per share. For reporting periods in which a net loss is reported, no effect is given to potentially dilutive common shares in the computation of loss per common share as any impact from such shares would be antidilutive.

11. Retirement Plans

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

The Company sponsors a nonqualified defined benefit plan covering certain legacy Whitney employees, under which accrued benefits were frozen as of December 31, 2012 and, as such, no future benefits are accrued under this plan.

The Company sponsors defined benefit post-retirement plans for both legacy Hancock and legacy Whitney employees that provide health care and life insurance benefits. Benefits under the Hancock plan are not available to employees hired on or after January 1, 2000. Benefits under the Whitney plan are restricted to retirees who were already receiving benefits at the time of plan amendments in 2007 or active participants who were eligible to receive benefits as of December 31, 2007.

The following tables show the components of net periodic benefits cost included in expense for the plans for the periods indicated.

			Other Post-
(in thousands)	Pension Benefits		Retirement Benefits
For The Three Months Ended June 30,	2021	2020	2021	2020
Service cost	$2,926	$3,208	$21	$28
Interest cost	2,970	4,641	67	107
Expected return on plan assets	(11,333)	(12,797)	—	—
Amortization of net loss and prior service costs	1,654	1,853	(163)	(141)
Special termination benefits	16,052	—	4,137	—
Net periodic benefit cost	$12,269	$(3,095)	$4,062	$(6)

			Other Post-
(in thousands)	Pension Benefits		Retirement Benefits
For the Six Months Ended June 30,	2021	2020	2021	2020
Service cost	$6,376	$6,483	$48	$50
Interest cost	6,430	8,423	166	271
Expected return on plan assets	(23,391)	(24,097)	—	—
Amortization of net loss and prior service costs	3,754	3,314	(309)	(370)
Special termination benefits	16,052	—	4,137	—
Net periodic benefit cost	$9,221	$(5,877)	$4,042	$(49)

During the second quarter of 2021, the Company completed a Voluntary Early Retirement Incentive Program (VERIP), which was accepted by approximately 260 eligible Pension Plan participants. The event constituted a curtailment of the Pension Plan and resulted in a re-measurement of the projected benefit obligation. The program had two components: a supplemental cash incentive, substantially all of which was paid through the Pension Plan with existing plan assets, and coverage in a post-retirement medical plan, with each component having specific age and years of service requirements. The impact of offering these incentives is classified as special termination benefits in the table above. As of the re-measurement date of April 30, 2021, Pension Plan assets totaled $808 million and the benefit obligation totaled $597 million.

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

At June 30, 2021, the Company had 10,891 outstanding and exercisable stock options, with a weighted average exercise price of $32.98, weighted average remaining contractual term of 1 year and an aggregate intrinsic value of $0.1 million.

During the six months ended June 30, 2021, there were exercises of 12,183 stock options with a total intrinsic value of $0.1 million.

The Company’s restricted and performance-based share awards to certain employees and directors are subject to service requirements. A summary of the status of the Company’s nonvested restricted and performance-based share awards at June 30, 2021 are presented in the following table.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2021	1,886,853	$34.77
Granted	224,346	35.99
Vested	(48,358)	32.30
Forfeited	(138,844)	35.55
Nonvested at June 30, 2021	1,923,997	$34.91

At June 30, 2021, there was $52.8 million of total unrecognized compensation expense related to nonvested restricted and performance shares expected to vest in the future. This compensation is expected to be recognized in expense over a weighted average period of 3.1 years. The total fair value of shares that vested during six months ended June 30, 2021 was $2.0 million.

During the six months ended June 30, 2021, the Company granted 60,996 performance share awards subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $38.49 per share and 60,996 performance shares subject to an operating earnings per share performance metric with a grant date fair value of $32.17 per share to key members of executive management. The number of performance shares subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 50 regional banks. The fair value of the performance shares subject to TSR at the grant date was determined using a Monte Carlo simulation method. The number of performance shares subject to operating earnings per share that ultimately vest will be based on the Company’s attainment of certain operating earnings per share goals over the two-year performance period. The maximum number of performance shares that could vest is 200% of the target award. Compensation expense for these performance shares is recognized on a straight line basis over the three-year service period.
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

The contract amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. At June 30, 2021, the Company had a reserve for unfunded lending commitments of $29.5 million.

The following table presents a summary of the Company’s off-balance sheet financial instruments as of June 30, 2021 and December 31, 2020:

	June 30,	December 31,
(in thousands)	2021	2020
Commitments to extend credit	$8,718,689	$8,106,223
Letters of credit	332,243	365,510

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present for each of the fair value hierarchy levels the Company’s financial assets and liabilities that are measured at fair value on a recurring basis in the consolidated balance sheets at June 30, 2021 and December 31, 2020:

	June 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$404,146	$—	$404,146
Municipal obligations	—	319,295	—	319,295
Corporate debt securities	—	14,780	—	14,780
Residential mortgage-backed securities	—	3,471,550	—	3,471,550
Commercial mortgage-backed securities	—	2,938,596	—	2,938,596
Collateralized mortgage obligations	—	152,054	—	152,054
Total available for sale securities	—	7,300,421	—	7,300,421
Mortgage loans held for sale	—	65,970	—	65,970
Derivative assets (1)	—	109,453	—	109,453
Total recurring fair value measurements - assets	$—	$7,475,844	$—	$7,475,844
Liabilities
Derivative liabilities (1)	$—	$39,451	$4,867	$44,318
Total recurring fair value measurements - liabilities	$—	$39,451	$4,867	$44,318

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$213,370	$—	$213,370
Municipal obligations	—	326,725	—	326,725
Corporate debt securities	—	11,764	—	11,764
Residential mortgage-backed securities	—	2,629,811	—	2,629,811
Commercial mortgage-backed securities	—	2,455,534	—	2,455,534
Collateralized mortgage obligations	—	362,123	—	362,123
Total available for sale securities	—	5,999,327	—	5,999,327
Derivative assets (1)	—	150,180	—	150,180
Total recurring fair value measurements - assets	$—	$6,149,507	$—	$6,149,507
Liabilities
Derivative liabilities (1)	$—	$49,612	$5,645	$55,257
Total recurring fair value measurements - liabilities	$—	$49,612	$5,645	$55,257

(1)	For further disaggregation of derivative assets and liabilities, see Note 5 - Derivatives.

Securities classified as level 2 include obligations of U.S. Government agencies and U.S. Government-sponsored agencies, including “off-the-run” U.S. Treasury securities, residential and commercial mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies, and state and municipal bonds. The level 2 fair value measurements for investment securities are obtained quarterly from a third-party pricing service that uses industry-standard pricing models. Substantially all of the model inputs are observable in the marketplace or can be supported by observable data.

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

Loans held for sale consist of residential mortgage loans carried under the fair value option. The fair value for these instruments is classified as level 2 based on market prices obtained from potential buyers.

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

The Company also has certain derivative instruments associated with the Bank’s mortgage-banking activities. These derivative instruments include interest rate lock commitments on prospective residential mortgage loans and forward commitments to sell these loans to investors on a best efforts delivery basis and To Be Announced securities for mandatory delivery contracts. The fair value of these derivative instruments is measured using observable market prices for similar instruments and is classified as a level 2 measurement.

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

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements

The table below presents a rollforward of the amounts on the consolidated balance sheets for the three months ended June 30, 2021 and the year ended December 31, 2020 for financial instruments of a material nature that are classified within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis:

(in thousands)
Balance at December 31, 2019	$5,704
Cash settlement	(1,656)
Losses included in earnings	1,597
Balance at December 31, 2020	5,645
Cash settlement	(881)
Losses included in earnings	103
Balance at June 30, 2021	$4,867

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

($ in thousands)
Fair Value
Level 3 Class	June 30, 2021	December 31, 2020
Derivative liability	$4,867	$5,645
Valuation technique	Discounted cash flow	Discounted cash flow
Unobservable inputs:
Visa Class A appreciation - range	6-12%	6%-12%
Visa Class A appreciation - weighted average	9%	9%
Conversion rate - range	1.62x-1.60x	1.62x-1.60x
Conversion rate -weighted average	1.6114x	1.6114x
Time until resolution	3-30 months	3-36 months

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

	June 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent loans individually evaluated for credit loss	$—	$24,977	$—	$24,977
Other real estate owned and foreclosed assets, net	—	—	10,201	10,201
Total nonrecurring fair value measurements	$—	$24,977	$10,201	$35,178

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent loans individually evaluated for credit loss	$—	$60,451	$—	$60,451
Other real estate owned and foreclosed assets, net	—	—	11,648	11,648
Total nonrecurring fair value measurements	$—	$60,451	$11,648	$72,099

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

Loans, Net – The fair value measurement for certain impaired loans was described earlier in this note. For the remaining portfolio, fair values were generally determined by discounting scheduled cash flows using discount rates determined with reference to current market rates at which loans with similar terms would be made to borrowers of similar credit quality.

Loans Held for Sale – these loans are either carried under the fair value option or at the lower of cost or market, which is considered a reasonable estimate of fair value.

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

Derivative Financial Instruments – The fair value measurement for derivative financial instruments was described earlier in this note.

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amounts:

	June 30, 2021
				Total Fair	Carrying
(in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$2,705,379	$—	$—	$2,705,379	$2,705,379
Available for sale securities	—	7,300,421	—	7,300,421	7,300,421
Held to maturity securities	—	1,420,107	—	1,420,107	1,332,712
Loans, net	—	24,977	20,810,007	20,834,984	20,748,862
Loans held for sale	—	90,002	—	90,002	90,002
Derivative financial instruments	—	109,453	—	109,453	109,453
Financial liabilities:
Deposits	$—	—	29,243,783	29,243,783	$29,273,107
Federal funds purchased	4,400	—	—	4,400	4,400
Securities sold under agreements to repurchase	412,108	—	—	412,108	412,108
FHLB short-term borrowings	—	1,129,906	—	1,129,906	1,100,000
Long-term debt	—	261,963	—	261,963	248,052
Derivative financial instruments	—	39,451	4,867	44,318	44,318

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Carrying Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$1,860,092	$—	$—	$1,860,092	$1,860,092
Available for sale securities	—	5,999,327	—	5,999,327	5,999,327
Held to maturity securities	—	1,467,581	—	1,467,581	1,357,170
Loans, net	—	60,451	21,472,933	21,533,384	21,339,754
Loans held for sale	—	136,063	—	136,063	136,063
Derivative financial instruments	—	150,180	—	150,180	150,180
Financial liabilities:
Deposits	$—	$—	$27,679,321	$27,679,321	$27,697,877
Federal funds purchased	300	—	—	300	300
Securities sold under agreements to repurchase	567,213	—	—	567,213	567,213
FHLB short-term borrowings	—	1,147,335	—	1,147,335	1,100,000
Long-term debt	—	404,880	—	404,880	378,322
Derivative financial instruments	—	49,612	5,645	55,257	55,257

15. Recent Accounting Pronouncements

Accounting Standards Adopted in 2021

In January 2021, the FASB issued ASU 2021-01, “Reference Rate Reform (Topic 848),” to clarify that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the transition to new reference rates. The amendments in the update do not apply to contract modifications made after December 31, 2022, new hedging relationships entered into after December 31, 2022, and existing hedging relationships evaluated for effectiveness in periods after December 31, 2022, except for hedging relationships existing as of December 31, 2022, that apply certain optional expedients in which the accounting effects are recorded through the end of the hedging relationship (including periods after December 31, 2022). The provisions of this guidance were effective upon issuance for all entities. An entity may elect to apply the amendments in this update on a full retrospective basis as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or on a prospective basis to new modifications from any date within an interim period that includes or is subsequent to the date of the issuance of a final update, up to the date that financial statements are available to be issued. The Company adopted this guidance on a full retrospective basis upon issuance. Adoption of this guidance did not have a material impact upon the Company’s financial position and results of operations.

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables- Nonrefundable Fees and Other Costs,” to clarify that an entity should reevaluate whether a callable debt security is within the scope of paragraph

310-20-35-33 for each reporting period. Securities within the scope of this paragraph are those that have explicit, noncontingent call options that are callable at fixed prices and on preset dates at prices less than the amortized cost basis of the security. Whether a security is subject to this paragraph may change depending on the amortized cost basis of the security and the terms of the next call option. For instruments that fall within the scope, the premium should be amortized to the next call date, which is defined as the first date at which a call option at a specified price becomes exercisable. Once the next call date has passed, the next call date after that (if applicable) is the date at which the next call option at a specified price becomes exercisable, and, if there is no remaining premium or if there are no further call dates, the effective yield should be reset using the payment terms of the debt security. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and entities should apply the amendments in the update on a prospective basis for existing and newly purchased callable debt securities. The Company assessed its bond portfolio upon adoption and determined that there were no bonds with premium calls at such dates. The Company will evaluate its bond portfolio at each interim and annual reporting date to determine if any instruments fall within the scope of paragraph 310-20-35-33.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning and protections of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q and in other reports or documents that we file from time to time with the SEC include, but are not limited to, the following:

•

the negative impacts and disruptions resulting from the outbreak of the novel coronavirus, or COVID-19 (and the variants thereof), on the economies and communities we serve, which has had and may continue to have an adverse impact on our business operations and performance, and has and may continue to have a negative impact on our credit portfolio, stock price, borrowers and the economy as a whole both globally and domestically;

•

government or regulatory responses to the COVID-19 pandemic, including the risk of inflation and interest rate increases resulting from monetary and fiscal stimulus response, which may have unanticipated adverse effects on our customers, and our financial condition and results of operations;

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

Ongoing Impact of COVID-19

The COVID-19 pandemic remains a public health crisis; however, the U.S. economy displayed moderate to robust growth during the second quarter of 2021 as vaccine supply became increasingly available and the rate of infection and serious illness declined considerably. As a result, most remaining restrictions on movement and other mitigation measures were lifted, giving way to higher than average growth in sectors such as transportation, travel and tourism and manufacturing. The June 2021 rate of unemployment declined slightly to 5.9% from 6% in March 2021, and remains down considerably from the peak of 14.8% in April 2020. Labor shortages and wage and pricing pressures continued amid the uptick in commerce. Pricing pressures were broad-based and grew more acute in the hospitality sector, as the reopening of hotels and restaurants confronted limited supplies of materials and workers.

Despite the recent progress, vaccination rates in portions of our footprint are lagging behind the national average, and the emergence and spread of variants (including the Delta variant, a rapidly spreading strain of coronavirus) remain risks to containing the virus and ending the pandemic. Further resurgence of viral infection and serious illness could necessitate new restrictions and impede full economic recovery.

Impact to Our Business

As economic activity continued to strengthen during the second quarter, we experienced growth within most lines of fee income, including bank card and ATM fees, buoyed by the revival of leisure and family tourism. We experienced linked-quarter growth in core loans (loans excluding PPP loans) for the first time since the onset of the pandemic, and our overall asset quality metrics again improved, with both commercial criticized and nonperforming loans declining from the prior quarter. Our credit loss outlook also improved, allowing for a modest release of our allowance for credit losses.

While we are seeing promising signs of economic recovery, challenges, some unique to the financial services industry, remain. Customer deposit balances remain elevated and with the cash inflows from the forgiveness of the Small Business Administration’s Paycheck Protection Program (PPP) loans and tempered core loan demand in select markets/industries, excess liquidity remains on the balance sheet. Amid the low interest rate environment, the deployment of the excess liquidity into lower-yielding investments has again resulted in compression of our net interest margin, a trend that is expected to continue in the near term. While the tourism industry benefited from the lifting of restrictions, continued restrictions on international travel and lagging/limited large-scale convention and other events continues to impact our markets, particularly in the central region.

The pandemic brought into focus the importance of reassessing how we could meet the challenges the past year presented to our company and the whole banking industry, resulting in a phased-in plan to streamline and strengthen our operational framework according to our clients' changing needs and habits in a recovering economy. We completed the previously announced Voluntary Early Retirement Incentive Program (VERIP), under which approximately 260 associates retired in the second quarter of 2021. Further, we announced a 200-position reduction in force expected to be completed in the third quarter of 2021 and the consolidation of an additional 18 financial centers to close in the fourth quarter of 2021, bringing the total closed to 38 since 2020. We also utilized excess liquidity with the early redemption of our 5.95% $150 million subordinated notes.

Our balance sheet remains strong with both the Company and Bank well capitalized, with capital ratios well in excess of required regulatory minimums. The pandemic continues to be a headwind to our local and the national and global economies. While we expect that the worst of the economic fallout from the pandemic is behind us, constraints to commerce and downside risks will remain until the coronavirus and emerging variants can be contained or successfully treated.

Economic Outlook

We utilize economic forecasts produced by Moody’s Analytics (Moody’s) that provide various scenarios to assist in the development of our economic outlook. This outlook discussion utilizes the June 2021 Moody’s forecast, the most current available at June 30, 2021. The forecasts are anchored on a baseline forecast scenario, which Moody’s defines as the “most likely outcome” of where the economy is headed based on current conditions. Several upside and downside scenarios are produced that are derived from the baseline scenario. In the June 2021 baseline forecast, the near-term economic recovery was assumed to be somewhat faster compared to the assumption included in the March forecast. Key underlying assumptions in the baseline forecast are that: (1) there will be no new widespread economic shutdowns in response to the coronavirus; (2) coronavirus outbreaks will be relatively small/localized, without taxing health systems; (3) the unemployment rate continues to decline, and at a slightly faster rate for the near term than the prior forecast, with fourth quarter of 2021 forecasted at 4.5% and full year 2021, 2022 and 2023 averaging 5.4%, 3.7% and 3.5%, respectively; (4) gross domestic product will increase an average of 6.9% in 2021, 5.0% in 2022 and 2.3% in 2023; (5) the Build Back Better infrastructure and social legislation package, forecasted to be passed in the late 2021, will provide an additional boost to the economy; and (6) the Federal Reserve will continue to respond to the economic impact of COVID-19 by maintaining rates at or near zero until the first quarter of 2023.

The alternative Moody’s forecast scenarios have varying degrees of positive and negative severity of the outcome of the economic downturn, as well as varying shapes and length of recovery. Management determined that assumptions provided for in the downside slower near-term growth (S-2) were reasonably possible, and as such, the S-2 scenario was given consideration through probability weighting in our allowance for credit losses calculation at June 30, 2021. The S-2 slower near-term growth assumptions (compared to baseline) include slower vaccination rates; concerns about resistant strains leading to lower spending and hesitancy over air travel and hotel stays; the stimulus is less effective, with a slower return to spending; a near-term rise in unemployment; and smaller infrastructure and social benefit legislation, which further impedes growth in the second half of 2021 and in 2022. We believe this alternative scenario is less likely to occur than the Baseline and have weighted it accordingly in developing our economic forecast. The extent to which observed and forecasted economic conditions deteriorate or recover beyond that currently forecasted may result in additional volatility and allowance for credit loss builds or releases in the future.

As the gradual return to pre-pandemic economic activity continues, we expect to see core loan demand in certain markets within our footprint. However, excess liquidity from PPP loan forgiveness and elevated deposits levels, along with the interest rate environment are expected to continue to pressure the net interest margin in the near term, the extent of which is difficult to estimate. We continue to focus on effectively managing our asset/liability mix to maximize those resources, and to gain efficiency within our organization. The timing of the return to pre-pandemic conditions in our region remains uncertain. Forward-looking information based on management’s expectation of near-term performance is provided in several sections that follow.

Given the ongoing and dynamic nature of circumstances surrounding the COVID-19 pandemic, including future impacts that may result from mitigation measures intended to combat variants of the virus, it is not possible to accurately predict the extent, severity or duration of these conditions or when normal economic and operating conditions will fully resume. The continued success of government initiatives in stimulating economic activity, societal response to virus containment measures, and the efficacy and satisfactory rate of vaccination that will meaningfully reduce infection rates are critical to the resolution of the crisis. We continuously seek to monitor and anticipate developments, but cannot predict all of the various adverse effects COVID-19 will have on our business, financial condition, liquidity and results of operations.

Highlights of the Second Quarter 2021

We reported net income for the second quarter of 2021 of $88.7 million, or $1.00 per diluted common share (EPS), compared to $107.2 million, or $1.21 EPS in the first quarter of 2021 and a net loss of $117.1 million, or $(1.36) EPS, in the second quarter of 2020. The second quarter of 2021 included $42.2 million, or $0.37 EPS, of net nonoperating items. The 2021 nonoperating items include costs associated with the planned closure of 18 financial centers, the Voluntary Early Retirement Incentive Program (VERIP), a reduction in force, and the redemption of subordinated notes, partially offset by a gain on the sale of Mastercard class B common stock (Mastercard stock). The second quarter of 2020 net loss reflected a provision for credit losses of $306.9 million that included reserves for pandemic-related credit losses and a loss attributable to the sale of $497 million of energy loans.

Second quarter 2021 results compared to first quarter 2021:

•	Net income of $88.7 million, or $1.00 per diluted share, down $18.5 million or $0.21 per share
•	Results included $42.2 million, or $0.37 per share after tax, of net nonoperating items
•	Operating pre-provision net revenue (PPNR) totaled $137.2 million, up $5.7 million, or 4%
•	Negative provision for credit losses of $17.2 million resulting from $27.7 million in reserve release and $10.5 million net charge-offs
•	Allowance for credit loss coverage remains strong at 2.03% of total loans
•	Improved asset quality, with declines of 24% in nonperforming loans and 5% in criticized commercial loans
•	Net interest margin was down 13 basis points (bps) to 2.96%, mainly from the impact of excess liquidity as a result of PPP loan forgiveness and deposit growth
•	Tangible common equity ratio was up 44 bps to 7.70%
•	Total loans declined $516 million, or 2%, with PPP loans down a net of $928 million from loan forgiveness, offset by core loans (excluding PPP) growth of $412 million
•	Total deposits increased $63 million, primarily due to continued pandemic-related PPP lending and stimulus funds

Solid second quarter performance was the result of a continued improving economic environment, with higher fees across most categories, growth in core loans (excluding PPP) and improved asset quality metrics. Elevated levels of excess liquidity continue to compress our margin, however, net interest income remained flat given our ongoing efforts to minimize the impact of today’s interest rate environment. Nonoperating expense in the quarter includes the cost of several efficiency strategies that we believe will position us to improve future performance and value.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) for the second quarter of 2021 was $237.5 million, flat compared to the first quarter of 2021 and down $3.6 million, or 2% from the second quarter of 2020.

Compared to the first quarter of 2021, net interest income (te) was positively impacted by one additional accrual day, a $1.2 billion increase in average earning assets and a reduction in the cost of funds as a result of a favorable change in the deposit mix, offset by a lower level of both interest recoveries of $2.6 million, purchase accounting accretion of $1.9 million, and an unfavorable change in the earning asset mix. The linked quarter increase in average earning assets, primarily in investment securities and lower-yielding short-term investments, was largely due to excess liquidity from a $1.1 billion increase in average deposits, mostly occurring late in the prior quarter. The more favorable mix in deposits includes increased noninterest-bearing and lower-cost interest-bearing transaction deposits, while higher-cost time deposits were down.

The net interest margin for the second quarter of 2021 was 2.96%, down 13 bps from 3.09% in the first quarter of 2021. The compression from the prior quarter was driven by a reduction of 11 bps related to a change in earning asset mix, 3 bps from lower interest recoveries, and 3 bps from lower purchase accounting accretion, partially offset by a 4 bp decrease in the cost of funds. Securities purchased and loans originated in the quarter were at lower yields than the linked-quarter portfolio average. Cost of funds decreased 4 bps to 0.17% in the second quarter of 2021, largely due to an improved deposit mix combined coupled with our aggressive pricing strategy.

The $3.6 million decrease in net interest income compared to the second quarter of 2020 was due to the impact of the interest rate environment on average earning assets coupled with an unfavorable change in earning asset mix, $3.3 million of higher premium amortization on the securities portfolio, and $2.1 million lower purchase accounting accretion, partially offset by the impact of a $2.2 billion increase in average earning assets, a $4.0 million increase in interest recoveries, and a 21 bps decrease in funding costs as a result of both rates and a favorable change in deposit mix. Average earning asset growth compared to the same quarter last year of $2.2 billion, or 7%, was driven by excess liquidity from a $2.5 billion increase in average deposits, largely from pandemic related activity. The increase in earning assets reflects an unfavorable change in mix, with a $2.1 billion increase in securities, and a $1.7 billion increase in short-term investments, partially offset by a $1.6 billion decrease in loans, resulting in a 48 bp decrease in the earning asset yield.

The net interest margin was down 27 bps compared to the second quarter of 2020 as a result of the low interest rate environment and a less favorable average earning asset mix, partially offset by a favorable change in the funding mix. Compared to the second quarter of 2020, the yield on earning assets was down 48 bps, while the cost of funds decreased 21 bps to 0.17% from 0.38%, as we aggressively priced downward interest-bearing transaction and time deposits by reducing promotional rates and used excess liquidity to reduce the balance of higher costing brokered deposits. The cost of long-term debt was 5.42%, up 23 bps from 5.19% in the second quarter of 2020 due to the June 2020 issuance of $172.5 million in subordinated debt at 6.25%.

Net interest income (te) for the six months ended June 30, 2021 was $475.0 million, down $0.7 million, or less than 1%, from the same period in 2020, due in part to one less accrual day, with offsetting impacts of favorable volume/mix and unfavorable rates. The net interest margin was 3.02% for the six months ended June 30, 2021, down 29 bps from the same period in 2020.

We anticipate that the net interest margin could compress an additional 4 bps in the third quarter of 2021, primarily due to elevated levels of excess liquidity as a result of PPP loan forgiveness, and an additional 5 bps in the fourth quarter of 2021, absent opportunities to deploy liquidity. We currently expect the net interest margin to be down 30 bps for the full year of 2021 versus the 2020 net interest margin of 3.27%. Net interest income (te) is expected to be flat to slightly down linked-quarter and to be down 1% to 2% for the full year 2021 as compared to 2020.

The following tables detail the components of our net interest income (te) and net interest margin.

	Three Months Ended
	June 30, 2021			March 31, 2021			June 30, 2020
(dollars in millions)	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$17,233.1	$149.3	3.47%	$17,334.3	$155.9	3.65%	$17,931.8	$165.3	3.71%
Residential mortgage loans	2,443.0	23.9	3.92%	2,600.5	24.7	3.79%	2,923.2	28.4	3.89%
Consumer loans	1,712.7	21.0	4.92%	1,810.5	21.4	4.79%	2,102.0	25.3	4.85%
Loan fees & late charges	—	16.5	0.00%	—	13.4	0.00%	—	11.8	0.00%
Total loans (te) (b)	21,388.8	210.7	3.95%	21,745.3	215.4	4.01%	22,957.0	230.8	4.04%
Loans held for sale	89.6	0.6	2.90%	111.8	0.7	2.41%	90.0	0.6	2.89%
US Treasury and government agency securities	291.0	1.2	1.67%	214.5	0.9	1.77%	127.1	0.8	2.31%
Mortgage-backed securities and collateralized mortgage obligations	6,961.4	31.0	1.78%	6,307.9	29.4	1.86%	5,128.2	30.4	2.37%
Municipals (te)	930.1	6.8	2.94%	934.5	6.8	2.93%	866.3	6.6	3.06%
Other securities	12.3	0.1	3.64%	11.6	0.1	4.07%	8.0	0.1	4.31%
Total securities (te) (c)	8,194.8	39.1	1.91%	7,468.5	37.2	2.00%	6,129.6	37.9	2.47%
Total short-term investments	2,522.3	0.7	0.11%	1,690.0	0.4	0.10%	837.2	0.3	0.11%
Total earning assets (te)	$32,195.5	$251.1	3.13%	$31,015.6	$253.7	3.30%	$30,013.8	$269.6	3.61%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$11,315.8	$2.7	0.10%	$10,796.0	$3.4	0.13%	$9,387.3	$4.4	0.19%
Time deposits	1,466.5	1.7	0.47%	1,757.4	3.0	0.69%	3,005.1	11.9	1.60%
Public funds	3,208.7	2.6	0.33%	3,211.1	2.8	0.36%	3,320.3	6.3	0.76%
Total interest-bearing deposits	15,991.0	7.0	0.18%	15,764.5	9.2	0.24%	15,712.7	22.6	0.58%
Repurchase agreements	556.1	0.2	0.15%	583.7	0.1	0.13%	579.9	0.3	0.19%
Other short-term borrowings	1,104.9	1.4	0.49%	1,104.7	1.4	0.49%	1,674.8	2.0	0.47%
Long-term debt	371.9	5.0	5.42%	396.7	5.5	5.48%	276.9	3.6	5.19%
Total borrowings	2,032.9	6.6	1.30%	2,085.1	7.0	1.34%	2,531.6	5.9	0.93%
Total interest-bearing liabilities	18,023.9	13.6	0.30%	17,849.6	16.2	0.37%	18,244.3	28.5	0.63%
Net interest-free funding sources	14,171.6			13,166.0			11,769.5
Total cost of funds	$32,195.5	$13.6	0.17%	$31,015.6	$16.2	0.21%	$30,013.8	$28.5	0.38%
Net interest spread (te)		$237.5	2.82%		$237.5	2.94%		$241.1	2.98%
Net interest margin	$32,195.5	$237.5	2.96%	$31,015.6	$237.5	3.09%	$30,013.8	$241.1	3.23%

(a)	Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities.
(d)

Included in interest income is net purchase accounting accretion of $1.6 million, $3.5 million, and $3.7 million for the three months ended June 30, 2021, March 31, 2021, and June 30, 2020, respectively.

	Six Months Ended
	June 30, 2021			June 30, 2020
(dollars in millions)	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$17,283.4	$305.1	3.56%	$17,020.5	$347.9	4.11%
Residential mortgage loans	2,521.3	48.6	3.85%	2,946.1	57.9	3.93%
Consumer loans	1,761.4	42.4	4.85%	2,128.9	54.7	5.17%
Loan fees & late charges	—	29.9	0.00%	—	11.2	0.00%
Total loans (te) (b)	21,566.1	426.0	3.98%	22,095.5	471.7	4.29%
Loans held for sale	100.6	1.3	2.63%	65.1	1.3	3.91%
US Treasury and government agency securities	253.0	2.2	1.71%	125.9	1.5	2.34%
Mortgage-backed securities and collateralized mortgage obligations	6,636.5	60.4	1.82%	5,133.8	61.7	2.40%
Municipals (te)	932.3	13.7	2.93%	871.8	13.4	3.06%
Other securities	11.9	0.2	3.85%	8.0	0.2	4.30%
Total securities (te) (c)	7,833.7	76.5	1.95%	6,139.5	76.8	2.50%
Total short-term investments	2,108.4	1.1	0.10%	522.1	0.6	0.26%
Total earning assets (te)	$31,608.8	$504.9	3.21%	$28,822.2	$550.4	3.83%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$11,057.3	$6.1	0.11%	$9,092.9	$17.1	0.38%
Time deposits	1,611.2	4.7	0.59%	3,259.1	27.4	1.69%
Public funds	3,209.9	5.5	0.34%	3,286.3	17.1	1.04%
Total interest-bearing deposits	15,878.4	16.3	0.21%	15,638.3	61.6	0.79%
Repurchase agreements	569.8	0.4	0.14%	547.6	0.9	0.32%
Other short-term borrowings	1,104.8	2.7	0.49%	1,654.8	5.8	0.71%
Long-term debt	384.2	10.5	5.45%	254.2	6.3	5.00%
Total borrowings	2,058.8	13.6	1.32%	2,456.6	13.0	1.07%
Total interest-bearing liabilities	17,937.2	29.9	0.33%	18,094.9	74.6	0.83%
Net interest-free funding sources	13,671.6			10,727.3
Total cost of funds	$31,608.8	$29.9	0.19%	$28,822.2	$74.6	0.52%
Net interest spread (te)		$475.0	2.88%		$475.8	3.00%
Net interest margin	$31,608.8	$475.0	3.02%	$28,822.2	$475.8	3.31%

(a)	Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities.
(d)	Included in interest income is net purchase accounting accretion of $5.1 million and $9.9 million for the six months ended June 30, 2021 and 2020, respectively.

Provision for Credit Losses

During the second quarter of 2021, we recorded a negative provision for credit losses of $17.2 million, compared to a negative provision for credit losses of $4.9 million in the first quarter of 2021, and a $306.9 million provision for credit losses expense in the second quarter of 2020. The second quarter of 2021 negative provision included net charge-offs of $10.5 million and a reserve release of $27.7 million, reflecting improvements in macroeconomic forecasts and asset quality. The first quarter of 2021 negative provision included net charge-offs of $18.3 million and a reserve release of $23.2 million, also reflecting improvements in our outlook and credit quality. The second quarter of 2020 provision for credit loss expense included $160.1 million from the impact of the sale of $497 million of energy loans related to a balance sheet de-risking strategy, an additional $60.1 million in other net charge-offs and $86.7 million reserve build related to the impact of the pandemic and widespread economic shutdown.

For the six months ended June 30, 2021, we recorded a negative provision for credit losses of $22.1 million, compared to a provision for credit loss expense of $553.7 million for the six months ended June 30, 2020. As noted above, the 2021 modest reserve release reflects a continued improvement in macroeconomic forecast and credit metrics when compared to year end 2020. The 2020 provision expense was driven by the pandemic and widespread economic shutdown and the additional provision related to the energy loan sale.

Net charge-offs in the second quarter of 2021 were $10.5 million, or 0.20% of average total loans on an annualized basis, compared to $18.3 million or 0.34% in the first quarter of 2021, and $302.7 million, or 5.30% in the second quarter of 2020. The second quarter of 2021 included $9.3 million of commercial net charge-offs, $0.1 million of mortgage net recoveries and $1.3 million of consumer net charge-offs. The first quarter of 2021 included $14.6 million of energy charge-offs, with $13.8 million of the total attributable to a single legacy credit. The second quarter of 2020 included net charge-offs of $242.6 million in charge-offs attributable to the energy loan sale, $25.9 million attributable to other energy credits, and $20.7 million in the healthcare portfolio, reflecting the impact of the economic disruption from the pandemic.

The discussion of Allowance for Credit Losses and Asset Quality later in this Item provides additional information on these changes and on general credit quality, including our near-term outlook.

Noninterest Income

Noninterest income totaled $94.3 million for the second quarter of 2021, up $7.2 million, or 8%, from the first quarter of 2021, and up $20.3 million, or 27%, compared to the second quarter of 2020. Noninterest income for the second quarter of 2021 includes $2.8 million of nonoperating income related to the sale of Mastercard stock. Excluding this item, the linked-quarter increase of $4.4 million, or 5%, was attributable to improvements in card fees, trust fees and other investment fees, partially offset by decreases in income from bank-owned life insurance and income from customer and other derivatives. The increase compared to the second quarter of 2020 was attributable to most fee categories as economic conditions have improved and consumer activity rebounded.

The components of noninterest income are presented in the following table for the indicated periods.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(in thousands)	2021	2021	2020	2021	2020
Service charges on deposit accounts	$19,381	$19,146	$15,518	$38,527	$38,355
Trust fees	16,307	15,003	14,160	31,310	28,966
Bank card and ATM fees	20,483	18,120	15,957	38,603	33,319
Investment and annuity fees and insurance commissions	7,331	7,458	5,366	14,789	12,516
Secondary mortgage market operations	12,556	11,710	9,808	24,266	15,861
Income from bank-owned life insurance	3,347	7,281	3,317	10,628	7,583
Credit related fees	2,971	2,844	2,609	5,815	5,674
Income from customer and other derivatives	3,750	5,035	4,108	8,785	7,979
Gain on sale of Mastercard Class B common stock	2,800	—	—	2,800	—
Other miscellaneous	5,346	492	3,100	5,838	8,077
Total noninterest income	$94,272	$87,089	$73,943	$181,361	$158,330

Service charges are composed of overdraft and insufficient funds fees, consumer, business and corporate analysis service charges, overdraft protection fees and other customer transaction-related charges. Service charges on deposits totaled $19.4 million for the second quarter of 2021, up $0.2 million, or 1%, from the first quarter of 2021, and up $3.9 million, or 25%, from the second quarter of 2020. The increase from the first quarter of 2021 is primarily related to an increase in account activity related fees. The increase from the second quarter of 2020 was largely due to both increased activity related fees and higher consumer overdraft revenue, which continues to rebound as COVID restrictions are lifted and spending activity returns, although fees remain lower than pre-pandemic levels due in part to higher checking account balances.

Trust fee income represents revenue generated from asset management services provided to individuals, businesses and institutions. Trust fees increased $1.3 million, or 9%, from the prior quarter and $2.1 million, or 15%, from the same quarter a year ago. The increase compared the prior quarter is primarily due to seasonal tax preparation fees and the implementation of new fee structures. The increase from the same quarter a year ago was largely due to the continued rebound from the volatility in the markets in 2020, impacting assets under management and related trust fees, as well as the previously mentioned new fee structures. Trust assets under management increased to $10.1 billion at June 30, 2021, from $9.7 billion at March 31, 2021, and $8.8 billion at June 30, 2020.

Bank card and ATM fees include interchange and other income from credit and debit card transactions, fees earned from processing card transactions for merchants, and fees earned from ATM transactions. Bank card and ATM fees totaled $20.5 million for the second quarter of 2021, up $2.4 million, or 13%, from the first quarter of 2021 and up $4.5 million, or 28%, from the same quarter last year. The increase from both the prior quarter and the same quarter last year reflects higher levels of activity as economic conditions continue to improve. In addition, the second quarter of 2021 had one more activity day than the prior quarter.

Investment and annuity fees and insurance commissions decreased $0.1 million, or 2%, compared to the first quarter 2021 and were up $2.0 million, or 37%, compared to the same quarter a year ago. Investment and annuity fees and insurance commissions were down from the prior quarter primarily due to lower investment and annuity fees, driven by lower underwriting fees, partially offset by higher insurance commissions. Investment and annuity fees and insurance commissions were up from the prior year due to an increase in annuity sales activity and investment commissions as the lower interest rate environment slowed bond trading activity in 2020.

Income from secondary mortgage market operations is comprised of income produced from the origination and sales of residential mortgage loans in the secondary market. We offer a full range of mortgage products to our customers and typically sell longer-term fixed rate loans while retaining the majority of adjustable rate loans, as well as loans generated through programs to support customer relationships. Income from secondary mortgage market operations was $12.6 million in the second quarter of 2021, up $0.8 million, or 7%, from the first quarter of 2020 and up $2.7 million, or 28%, from the second quarter of 2020. The increase in income compared to the prior quarter was due largely to a diversification of delivery methods for select mortgage products originated for sale, resulting in better pricing and an acceleration of income recognition. As the interest rate environment remains low, origination volume continues to be strong, albeit down 5% from the previous quarter, and 12% from the same quarter last year. Secondary mortgage market operations income will vary based on origination volume and the timing of subsequent sales. To the extent low interest rate trends persist, mortgage loan production may remain elevated in the near term, but is expected to decline in the second half of 2021.

Income from bank-owned life insurance (BOLI) is typically generated through insurance benefit proceeds as well as the growth of the cash surrender value of insurance contracts held. Income from bank-owned life insurance was $3.3 million in the second quarter of 2021, down $3.9 million, or 54%, from the first quarter of 2021, and virtually flat when compared to the second quarter of 2020. The decrease from the prior quarter is attributable to $4.4 million of income received in connection with the purchase of policies in the first quarter of 2021.

Credit related fees include unused commitment fees and letter of credit fees. Credit related fees were $3.0 million for the second quarter of 2021, up $0.1 million, or 4%, from the first quarter of 2021 and up $0.4 million, or 14%, from the second quarter of 2020. The linked quarter increase is primarily attributable to unused commitment fees, as line utilization declined, partially offset by lower letter of credit fees. The increase over the same quarter last year is also primarily attributable to unused commitment fees, as line utilization was considerably higher in the second quarter of 2020, as many customers drew on lines of credit amid pandemic-driven uncertainty.

Income from customer and other derivatives is largely from our customer interest rate derivative program and totaled $3.8 million for the second quarter of 2021 compared to $5.0 million in the first quarter of 2021 and $4.1 million for the second quarter of 2020. Derivative income can be volatile and is dependent upon the composition of the portfolio, volume and mix of sales activity and market value adjustments due to market interest rate movement.

Other miscellaneous income is comprised of various items, including income from small business investment companies (SBIC), FHLB stock dividends, and syndication fees. Other miscellaneous income (excluding nonoperating items) totaled $5.3 million, up $4.9 million compared to the first quarter of 2021 and $2.2 million compared to the second quarter of 2020. The increase compared to the prior period was largely driven by activity occurring in the first quarter of 2021, including a $4.7 million pandemic related write-down of investments in an SBIC. The increase compared to the prior year reflects a $1.2 million increase in SBIC income and a $0.6 million increase in syndication fees.

Noninterest income for the first six months of 2021 was $181.4 million, up $23.0 million, or 15% from the first six months of 2020, and included $2.8 million of nonoperating income related to the sale of Mastercard stock, as noted above. Excluding the nonoperating item, operating noninterest income was up $20.2 million, or 13%. The increase in fee income for the first six months of 2021 compared to 2020 was primarily due to the economic rebound from the recessionary market conditions present in much of the first half of 2020, and includes increases in almost all fee categories. Secondary mortgage fees were up $8.4 million, or 53%, related to the interest rate environment. Card fees were up $5.3 million, or 16%, related to increased activity. BOLI income was up $3.0 million, or 40%, primarily related to the income of $4.4 million in the first quarter of 2021 in connection with policy purchases. Trust fees were up $2.3 million, or 8%, primarily in personal trust with improved market conditions and higher level of assets under management. Insurance and investment commissions and annuity fees were up $2.3 million, or 18%, with increased annuity and investment fees. These increases were partially offset by a $2.2 million, or 28%, decrease in other income as 2021 includes a $4.7 million write-down of investments in an SBIC.

Management expects fee income, excluding nonoperating items, to decrease $3 to $5 million in the third quarter of 2021, but improve on a full year over year basis in the range of 7% to 9% with increases expected in most fee categories with the exception of secondary mortgage fee income.

Noninterest Expense

Noninterest expense for the second quarter of 2021 was $236.8 million, up $43.7 million, or 23%, from the first quarter of 2021, and up $40.2 million, or 20%, from the second quarter of 2020. The second quarter of 2021 included a total of $45.0 million in nonoperating expenses related initiatives put in place to improve overall efficiency and operating performance. These expenses included $20.2 million of salaries and benefits related to the previously announced VERIP, $15.5 million of loss on the impairment of facilities and equipment related to financial center closings, and $5.1 million of severance expense related to a recently announced reduction of approximately 200 positions. Also included as nonoperating expense is $4.2 million of costs related to the redemption of $150 million of subordinated debt as we utilized excess liquidity to retire higher cost funding. Excluding these items, operating expense was down $1.3 million, or 1%, linked quarter, and down $4.7 million, or 2%, from the same quarter a year ago. The decrease in operating expense from the prior quarter was largely driven by lower salaries and benefits as a result of a decrease in the number of associates, primarily due to early retirement, and lower corporate value tax, partially offset by an increase in professional expense related to the PPP loan forgiveness process, and higher data processing expense related to an increase in card activity. Compared to the same quarter last year, the decrease was related to personnel savings from reduced headcount, lower FDIC assessment and corporate value tax, and a decrease in business development expense, partially offset by an increase in professional services and data processing expenses as noted above.

The components of noninterest expense for the periods indicated are presented in the following tables.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(in thousands)	2021	2021	2020	2021	2020
Compensation expense	$100,587	$95,846	$98,756	$196,433	$189,827
Employee benefits	42,067	23,769	21,653	65,836	44,131
Personnel expense	142,654	119,615	120,409	262,269	233,958
Net occupancy expense	12,955	12,910	13,559	25,865	26,081
Equipment expense	4,392	4,781	4,752	9,173	9,369
Data processing expense	23,885	22,947	21,250	46,832	43,297
Professional services expense	13,473	11,251	10,985	24,724	20,726
Amortization of intangible assets	4,245	4,419	5,169	8,664	10,514
Deposit insurance and regulatory fees	2,967	3,395	5,116	6,362	10,931
Other real estate and foreclosed asset expense	(86)	6	(460)	(80)	9,670
Advertising	2,276	2,486	2,696	4,762	6,930
Corporate value, franchise and other non-income taxes	3,422	4,464	4,481	7,886	8,777
Telecommunications and postage	3,163	3,318	3,374	6,481	7,440
Entertainment and contributions	1,486	1,448	3,384	2,934	5,831
Travel expense	667	357	396	1,024	1,507
Printing and supplies	941	978	1,627	1,919	2,735
Tax credit investment amortization	1,113	1,112	961	2,225	1,921
Other retirement expense	(6,806)	(6,545)	(6,337)	(13,351)	(12,459)
Loss on extinguishment of debt	4,165	—	—	4,165	—
Loss on facilities and equipment from consolidation	15,462	—	—	15,462	929
Other miscellaneous	6,396	6,130	5,177	12,526	11,717
Total noninterest expense	$236,770	$193,072	$196,539	$429,842	$399,874

Nonoperating Expenses (included above)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June
(in thousands)	2021	2021	2020	2021	2020
Nonoperating expense
Compensation expense	$5,161	$—	$—	$5,161	$—
Employee benefits	20,189	—	—	20,189	—
Personnel expense	25,350	—	—	25,350	—
Loss on extinguishment of debt	4,165	—	—	4,165	—
Loss on facilities and equipment from consolidation	15,462	—	—	15,462	—
Total nonoperating expenses	$44,977	$—	$—	$44,977	$—

Personnel expense consists of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance. Personnel expense totaled $142.7 million for the second quarter of 2021, up $23.0 million, or 19%, compared to the prior quarter and up $22.2 million, or 18%, compared to the same quarter last year. The second quarter of 2021 includes $25.4 million of nonoperating expenses related to the VERIP ($20.2 million) and reduction in force ($5.1 million) efficiency initiatives. Excluding the nonoperating expenses, personnel expense was down $2.3 million, or 2%, from the prior quarter, and down $3.1 million, or 3%, from the same quarter last year. The decrease from the prior quarter is primarily attributable to a decrease of 300 full-time equivalent employees (FTEs), primarily the result of the VERIP and the April 2021 closure of eight financial centers. The decrease from the same quarter last year is attributable to a decrease of 570 FTEs as a result of the

VERIP, the closure of 20 financial centers and other efficiency initiatives, partially offset by annual merit raises and higher bonus and incentive accruals.

Occupancy and equipment expenses are primarily composed of lease expenses, depreciation, maintenance and repairs, rent, taxes, and other equipment expenses. Occupancy and equipment expenses totaled $17.3 million in the second quarter of 2021, down $0.3 million, or 2%, from the first quarter of 2021 and $1.0 million, or 5%, from the second quarter of 2020. The linked-quarter decrease was largely due to a decrease in equipment expense due in part to lower maintenance cost, partially offset by a modest increase in occupancy expense primarily related to seasonal insurance cost in the second quarter. The decrease from the same quarter last year is related to decreases in both occupancy expense and equipment expense, largely attributable to the closure of 12 financial centers during the second half of 2020 and an additional eight that were closed in April 2021.

Data processing expense includes expenses related to third party technology processing and servicing costs, technology project costs and fees associated with bank card and ATM transactions. Data processing expense was $23.9 million for the second quarter of 2021, up $0.9 million, or 4%, compared to the first quarter of 2021, and up $2.6 million, or 12%, compared to the first quarter of 2021. The increase over the first quarter of 2021 is largely due to the increase in card activity. The increase from second quarter of 2020 is largely due to expense associated with investments in new technology, along with processing expense related to the increase in bank card activity.

Professional services expense for the second quarter of 2021 totaled $13.5 million, up $2.2 million, or 20%, compared to the previous quarter and up $2.5 million, or 23%, from the second quarter of 2020. The increase from the first quarter of 2021 and the same quarter last year is primarily attributable to higher expense related to PPP consulting support and legal fees. We expect to continue to incur expenses related to PPP during the forgiveness period.

Deposit insurance and regulatory fees totaled $3.0 million, down $0.4 million, or 13%, from the first quarter of 2021 and down $2.1 million, or 42%, from the second quarter of 2020. The decrease from both the prior quarter and same quarter last year is largely due to the favorable effect that excess liquidity and continued asset quality improvement has on the risk-based assessment, with the year-over-year assessment particularly impacted by the reduction of nonperformance loans as a result of the July 2020 energy loan sale. We expect our deposit assessment fee to return to a more normalized level as our excess liquidity declines.

Corporate value, franchise and other non-income tax expense for the second quarter of 2021 totaled $3.4 million, down $1.0 million, or 23%, compared to the prior quarter and down $1.1 million, or 24%, compared to the same quarter last year. The decrease from the first quarter of 2021 is primarily due to a $1.2 million termination penalty on a BOLI transaction incurred in the first quarter of 2021. The decrease from the same quarter last year reflects a decrease in bankshare tax as a result of the net loss recorded in 2020.

Business development-related expenses (including advertising, travel, entertainment and contributions) totaled $4.4 million for the second quarter of 2021, up $0.1 million, or 3%, from the first quarter of 2021, and down $2.0 million, or 32%, from the second quarter of 2020. The linked-quarter increase was largely due to an increase in travel expense, partially offset by a decrease in advertising expense. The decrease from the same quarter of last year was largely due to $2.5 million in donations in the second quarter of 2020 to aid Gulf South communities with the effects of the pandemic.

All other expenses, excluding amortization of intangibles and nonoperating items, totaled $4.7 million for the second quarter of 2021, a decrease of $0.3 million from the first quarter of 2021, and an increase of $0.4 million from the second quarter of 2020.

Noninterest expense totaled $429.8 million for the first six months of 2021, up $30.0 million, or 7%, from the first six months of 2020. Excluding the nonoperating expenses mentioned above, operating expense was down $15.0 million, or 4%. Other real estate and foreclosed assets expense was down $9.8 million, as 2020 included a $9.8 million write-down of equity interests received in energy-related bankruptcy restructurings, deposit insurance and regulatory expense was down $4.6 million, or 42%, due to the favorable impact of higher liquidity and improved asset quality on the risk-based assessment, and business development expense was down $5.5 million, or 39%, from expense control initiatives and the $2.5 million 2020 Gulf South pandemic-related donation. These decreases were offset by increases in operating personnel expense, up $3.0 million or 1%, from higher bonus and incentives with improved Company performance, data processing expense up $3.5 million, attributable to investments in new technology and increased card activity, and professional services up $4.0 million as a result of consulting and support related to PPP loan origination and forgiveness.

Excluding nonoperating expenses incurred in the second quarter of 2021, management expects third quarter 2021 noninterest expense to be relatively flat linked-quarter and down 3% to 4% for the full year of 2021 compared to 2020. The forecasted fourth quarter 2021 expense level of $187 million is the expected run rate for 2022 overall expense.

Income Taxes

The effective income tax rate for the second quarter of 2021 was approximately 18.9% compared to 19.7% in the first quarter of 2021 and 38.9% in the second quarter of 2020. Comparability of the effective income tax rate is impacted by the pre-tax loss in 2020. The decrease in the second quarter 2021 effective income tax rate is due to lower projected annual pre-tax income as a result of costs associated with efficiency initiatives. Additionally, many factors impact the effective income tax rate including, but not limited to, the level of pre-tax income and relative impact of net tax benefits related to tax credit investments, tax-exempt interest income, bank-owned life insurance, and nondeductible expenses. Based on the current forecast, management expects the effective income tax rate for 2021 will be in the 19%-20% range, absent any changes in tax law.

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

Selected Financial Data

The following tables contain selected financial data as of the dates and for the periods indicated.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2021	2021	2020	2021	2020
Common Share Data
Earnings (loss) per share:
Basic	$1.00	$1.21	$(1.36)	$2.21	$(2.64)
Diluted	$1.00	$1.21	$(1.36)	$2.20	$(2.64)
Cash dividends paid	$0.27	$0.27	$0.27	$0.54	$0.54
Book value per share (period-end)	$41.03	$39.38	$38.41	$41.03	$38.41
Tangible book value per share (period-end)	$30.27	$28.57	$27.38	$30.27	$27.38
Weighted average number of shares (000s):
Basic	86,814	86,752	86,301	86,783	86,744
Diluted	86,990	86,805	86,301	86,932	86,744
Period-end number of shares (000s)	86,847	86,777	86,342	86,847	86,342

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2021	2021	2020	2021	2020
Income Statement:
Interest income	$248,300	$250,785	$266,342	$499,085	$543,685
Interest income (te) (a)	251,154	253,707	269,590	504,861	550,381
Interest expense	13,657	16,198	28,476	29,855	74,631
Net interest income (te)	237,497	237,509	241,114	475,006	475,750
Provision for credit losses	(17,229)	(4,911)	306,898	(22,140)	553,691
Noninterest income	94,272	87,089	73,943	181,361	158,330
Noninterest expense (excluding amortization of intangibles)	232,525	188,653	191,370	421,178	389,360
Amortization of intangibles	4,245	4,419	5,169	8,664	10,514
Income (loss) before income taxes	109,374	133,515	(191,628)	242,889	(326,181)
Income tax expense (benefit)	20,656	26,343	(74,556)	46,999	(98,076)
Net income (loss)	$88,718	$107,172	$(117,072)	$195,890	$(228,105)
For informational purposes - included above, pre-tax
Nonoperating item included in noninterest income:
Gain on sale of Mastercard Class B common stock	$2,800	$—	$—	$2,800	$—
Nonoperating items included in noninterest expense:
Efficiency initiatives	40,812	—	—	40,812	—
Loss on redemption of subordinated notes	4,165	—	—	4,165	—
Provision for credit loss associated with energy loan sale	—	—	160,101	—	160,101

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
	2021	2021	2020	2021	2020
Performance Ratios
Return on average assets	1.01%	1.28%	(1.42)%	1.14%	(1.44)%
Return on average common equity	10.20%	12.63%	(13.59)%	11.40%	(13.15)%
Return on average tangible common equity	13.94%	17.38%	(18.75)%	15.63%	(18.13)%
Earning asset yield (te) (a)	3.13%	3.30%	3.61%	3.21%	3.83%
Total cost of funds	0.17%	0.21%	0.38%	0.19%	0.52%
Net Interest Margin (te)	2.96%	3.09%	3.23%	3.02%	3.31%
Noninterest income to total revenue (te)	28.41%	26.83%	23.47%	27.63%	24.97%
Efficiency ratio (b)	57.01%	58.12%	60.74%	57.56%	61.41%
Average loan/deposit ratio	73.18%	77.28%	85.97%	75.18%	86.60%
FTE employees (period-end)	3,626	3,926	4,196	3,626	4,196
Capital Ratios
Common stockholders' equity to total assets	10.15%	9.74%	9.98%	10.15%	9.98%
Tangible common equity ratio (c)	7.70%	7.26%	7.33%	7.70%	7.33%

(a)	Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)	The efficiency ratio is noninterest expense to total net interest (te) and noninterest income, excluding amortization of purchased intangibles and nonoperating items.
(c)	The tangible common equity ratio is common stockholders’ equity less intangible assets divided by total assets less intangible assets

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
($ in thousands)	2021	2021	2020	2021	2020
Asset Quality Information
Nonaccrual loans (a)	$83,551	$108,434	$183,979	$83,551	$183,979
Restructured loans - still accruing	3,830	6,320	9,848	3,830	9,848
Total nonperforming loans	87,381	114,754	193,827	87,381	193,827
ORE and foreclosed assets	10,201	9,467	18,724	10,201	18,724
Total nonperforming assets	$97,582	$124,221	$212,551	$97,582	$212,551
Accruing loans 90 days past due (b)	$8,925	$5,090	$5,230	$8,925	$5,230
Net charge-offs	10,498	18,254	302,684	28,752	346,448
Allowance for loan losses	$399,668	$424,360	$442,638	$399,668	$442,638
Reserve for unfunded lending commitments	29,524	32,559	36,571	29,524	36,571
Allowance for credit losses	$429,192	$456,919	$479,209	$429,192	$479,209
Total provision for credit losses	$(17,229)	$(4,911)	$306,898	$(22,140)	$553,691
Ratios:
Nonperforming assets to loans, ORE and foreclosed assets	0.46%	0.57%	0.94%	0.46%	0.94%
Accruing loans 90 days past due to loans	0.04%	0.02%	0.02%	0.04%	0.02%
Nonperforming assets + accruing loans 90 days past due to loans, ORE and foreclosed assets	0.50%	0.60%	0.96%	0.50%	0.96%
Net charge-offs to average loans	0.20%	0.34%	5.30%	0.27%	3.15%
Allowance for loan losses to period-end loans	1.89%	1.96%	1.96%	1.89%	1.96%
Allowance for credit losses to period-end loans	2.03%	2.11%	2.12%	2.03%	2.12%
Allowance for loan losses to nonperforming loans + accruing loans 90 days past due	415.00%	354.09%	222.37%	415.00%	222.37%
For informational purposes - included above
Provision for credit loss associated with energy loan sale	$—	$—	$160,101	$—	$160,101
Charge-offs associated with energy loan sale	—	—	242,628	—	242,628
(a)	Included in nonaccrual loans are nonaccruing restructured loans totaling $6.8 million, $7.2 million and $55.2 million at 6/30/21, 3/31/21, and 6/30/20, respectively.
(b)	Excludes 90+ accruing troubled debt restructured (TDR) loans of $1.8 million at 3/31/21, which are already reflected in total nonperforming loans above.

	June 30,	March 31,	December 31,	September 30,	June 30,
(in thousands)	2021	2021	2020	2020	2020
Period-End Balance Sheet
Total loans	$21,148,530	$21,664,859	$21,789,931	$22,240,204	$22,628,377
Loans held for sale	90,002	124,677	136,063	103,566	364,416
Securities	8,633,133	8,005,990	7,356,497	7,056,276	6,381,803
Short-term investments	2,203,785	2,339,111	1,333,786	779,057	760,194
Earning assets	32,075,450	32,134,637	30,616,277	30,179,103	30,134,790
Allowance for loan losses	(399,668)	(424,360)	(450,177)	(448,674)	(442,638)
Goodwill and other intangible assets	933,681	937,926	942,345	946,958	951,746
Other assets	2,489,246	2,424,440	2,530,157	2,515,937	2,571,502
Total assets	$35,098,709	$35,072,643	$33,638,602	$33,193,324	$33,215,400
Noninterest-bearing deposits	$13,406,385	$13,174,911	$12,199,750	$11,881,548	$11,759,085
Interest-bearing transaction and savings deposits	11,308,744	11,200,412	10,413,870	9,971,869	9,605,254
Interest-bearing public fund deposits	3,206,799	3,198,523	3,234,936	3,176,225	3,326,033
Time deposits	1,351,179	1,636,674	1,849,321	2,001,017	2,631,896
Total interest-bearing deposits	15,866,722	16,035,609	15,498,127	15,149,111	15,563,183
Total deposits	29,273,107	29,210,520	27,697,877	27,030,659	27,322,268
Short-term borrowings	1,516,508	1,652,747	1,667,513	1,906,895	1,754,875
Long-term debt	248,052	397,583	378,322	385,887	386,269
Other liabilities	498,141	394,890	455,865	494,239	435,831
Stockholders' equity	3,562,901	3,416,903	3,439,025	3,375,644	3,316,157
Total liabilities & stockholders' equity	$35,098,709	$35,072,643	$33,638,602	$33,193,324	$33,215,400
For informational purposes only - included above
SBA Paycheck Protection Program (PPP) loans	$1,417,523	$2,345,605	$2,005,237	$2,323,691	$2,286,963

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2021	2021	2020	2021	2020
Average Balance Sheet
Total loans	$21,388,814	$21,745,298	$22,957,032	$21,566,071	$22,095,524
Loans held for sale	89,638	111,753	89,935	100,634	65,126
Securities (a)	8,194,812	7,468,541	6,129,616	7,833,682	6,139,524
Short-term investments	2,522,251	1,690,045	837,246	2,108,447	522,066
Earning assets	32,195,515	31,015,637	30,013,829	31,608,834	28,822,240
Allowance for loan losses	(418,753)	(451,830)	(425,844)	(435,200)	(333,604)
Goodwill and other intangible assets	935,737	940,074	954,252	937,893	956,876
Other assets	2,453,185	2,574,319	2,594,469	2,513,420	2,454,642
Total assets	$35,165,684	$34,078,200	$33,136,706	$34,624,947	$31,900,154
Noninterest-bearing deposits	$13,237,796	$12,374,235	$10,989,921	$12,808,401	$9,876,640
Interest-bearing transaction and savings deposits	11,315,790	10,795,991	9,387,292	11,057,326	9,092,887
Interest-bearing public fund deposits	3,208,718	3,211,077	3,320,338	3,209,891	3,286,286
Time deposits	1,466,505	1,757,460	3,005,071	1,611,179	3,259,119
Total interest-bearing deposits	15,991,013	15,764,528	15,712,701	15,878,396	15,638,292
Total deposits	29,228,809	28,138,763	26,702,622	28,686,797	25,514,932
Short-term borrowings	1,661,015	1,688,368	2,254,731	1,674,616	2,202,447
Long-term debt	371,892	396,731	276,891	384,243	254,165
Other liabilities	415,376	412,872	436,845	414,132	440,938
Stockholders' equity	3,488,592	3,441,466	3,465,617	3,465,159	3,487,672
Total liabilities & stockholders' equity	$35,165,684	$34,078,200	$33,136,706	$34,624,947	$31,900,154
For informational purposes only - included above
SBA Paycheck Protection Program (PPP) loans	$2,043,032	$2,191,284	$1,727,797	$2,116,748	$863,898

(a)	Average securities do not include unrealized holding gains/losses on available for sale securities.

Reconciliation of Non-GAAP Measures

Operating revenue (te) and operating pre-provision net revenue (te)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2021	2021	2020	2021	2020
Net interest income	$234,643	$234,587	$237,866	$469,230	$469,054
Noninterest income	94,272	87,089	73,943	181,361	158,330
Total revenue	$328,915	$321,676	$311,809	$650,591	$627,384
Taxable equivalent adjustment (a)	2,854	2,922	3,248	5,776	6,696
Nonoperating revenue	(2,800)	—	—	(2,800)	—
Operating revenue (te)	$328,969	$324,598	$315,057	$653,567	$634,080
Noninterest expense	(236,770)	(193,072)	(196,539)	(429,842)	(399,874)
Nonoperating expense	44,977	—	—	44,977	—
Operating pre-provision net revenue (te)	$137,176	$131,526	$118,518	$268,702	$234,206

(a)	Taxable equivalent adjustment (te) amounts are calculated using a federal income tax rate of 21%.

LIQUIDITY

Liquidity management ensures that funds are available to meet the cash flow requirements of our depositors and borrowers, while also meeting the operating, capital and strategic cash flow needs of the Company, the Bank and other subsidiaries. As part of the overall asset and liability management process, liquidity management strategies and measurements have been developed to manage and monitor liquidity risk. At June 30, 2021, we had $21.0 billion in net available sources of funds, summarized as follows:

	June 30, 2021
(in millions)	Total Available	Amount Used	Net Availability
Internal Sources
Free Securities, cash and other	$7,911	$—	$7,911
External Sources
Federal Home Loan Bank	5,853	2,510	3,343
Federal Reserve Bank	4,079	—	4,079
Brokered deposits	4,391	14	4,377
Other	1,243	—	1,243
Total Liquidity	$23,477	$2,524	$20,953

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities and repayments of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window. Management has established an internal target for the ratio of free securities to total securities of 20% or greater. As shown in the table below, our ratio of free securities to total securities was 65.33% at June 30, 2021, compared to 62.98% at March 31, 2021 and 48.83% at June 30, 2020, reflecting our continued investment of excess liquidity into securities. Pledged securities at June 30, 2021 totaled $3.0 billion, up $27.4 million from March 31, 2021. Securities and FHLB letters of credit are pledged as collateral related to public funds and repurchase agreements.

	June 30,	March 31,	June 30,
Liquidity Metrics	2021	2021	2020
Free securities / total securities	65.33%	62.98%	48.83%
Core deposits / total deposits	98.07%	97.65%	94.53%
Wholesale funds / core deposits	6.41%	7.45%	10.37%
Quarter-to-date average loans /quarter-to-date average deposits	73.18%	77.28%	85.97%

The liability portion of the balance sheet provides liquidity mainly through the ability to use cash sourced from various customers’ interest-bearing and noninterest-bearing deposit and sweep accounts. At June 30, 2021, deposits totaled $29.3 billion, an increase of $63 million, or less than 1%, from March 31, 2021 and $2.0 billion, or 7%, from June 30, 2020. The linked-quarter increase is primarily related to pandemic-related PPP and government stimulus deposits. The year over year increase is also largely attributable to pandemic-related PPP and government stimulus, coupled with an overall reduction in spending. Core deposits consist of total deposits excluding CDs of $250,000 or more and brokered deposits. Core deposits totaled $28.7 billion at June 30, 2021, an increase of $184.0 million from March 31, 2021, and $2.9 billion from June 30, 2020. The ratio of core deposits to total deposits was 98.07% at June 30, 2021, compared to 97.65% at March 31, 2021 and 94.53% at June 30, 2020. Brokered deposits totaled $74.2 million as of June 30, 2021, a decrease of $1.3 million compared to March 31, 2021 and a decrease of $464.1 million compared to June 30, 2020. The decline in brokered deposits compared to June 30, 2020 resulted from maturing brokered time deposits that were not reissued as part of our effort to utilize excess liquidity. The use of brokered deposits as a funding source is subject to certain policies regarding the amount, term and interest rate.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At June 30, 2021, the Bank had borrowings of approximately $1.1 billion and had approximately $3.3 billion available under this line. The unused borrowing capacity at the Federal Reserve’s discount window is approximately $4.1 billion; there were no outstanding borrowings with the Federal Reserve at any date during any period covered by this report.

Wholesale funds, which are comprised of short-term borrowings, long-term debt and brokered deposits were 6.41% of core deposits at June 30, 2021, compared to 7.45% at March 31, 2021 and 10.37% at June 30, 2020. At June 30, 2021, wholesale funds totaled $1.8 billion, a decrease of $287.1 million, or 14%, from March 31, 2021 and a decrease of $840.7 million, or 31.4%, from June 30, 2020. The decrease from both periods was largely attributable to decreases in short-term borrowings, brokered deposits and the redemption of our 2015 subordinated debt. The Company has established an internal target for wholesale funds to be less than 25% of core deposits.

Another key measure used to monitor our liquidity position is the loan-to-deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding). The loan-to-deposit ratio measures the amount of funds the Company lends for each dollar of deposits on hand. Our average loan-to-deposit ratio for the second quarter of 2021 was 73.18%, compared to 77.28% for the first quarter of 2021 and 85.97% for the second quarter of 2020. Management has an established target range for the loan-to-deposit ratio of 87% to 89%, but will operate outside that range under certain circumstances. The average loan to deposit ratio began to decline during the second quarter of 2020, as pandemic-related economic stimulus and funding of PPP loans began to increase deposits, coupled with core loan contraction. Average loans outstanding for the second quarter of 2021, the first quarter of 2021, and the second quarter in 2020, included approximately $2.0 billion, $2.2 billion, and $1.7 billion, respectively, of low-risk SBA guaranteed PPP loans that are expected to be largely repaid through the forgiveness process by year-end 2021.

Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows present operating cash flows and summarize all significant sources and uses of funds during the six months ended June 30, 2021 and 2020.

Dividends received from the Bank have been the primary source of funds available to the Parent for the payment of dividends to our stockholders and for servicing its debt. The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends the Bank can distribute to the Parent. The Parent targets cash and other liquid assets to provide liquidity in an amount sufficient to fund approximately four quarters of ongoing cash or liquid asset needs, consisting primarily of common stockholder dividends, debt service requirements, and any expected share repurchase or early extinguishment of debt. The Parent may operate below the target level on a temporary basis if a return to the target can be achieved in the near-term, generally not to exceed four quarters.

On June 9, 2020, the Parent completed the issuance of subordinated notes payable with an aggregate principal amount of $172.5 million, providing additional liquidity that can be used by the Parent or to provide capital to the Bank, if deemed appropriate. On June 15, 2021, the Parent utilized excess cash to redeem all of its issued and outstanding 5.95% Subordinated Notes due 2045 with an aggregate principal amount of $150 million.

CAPITAL RESOURCES

Stockholders’ equity totaled $3.6 billion at June 30, 2021, up $146.0 million from March 31, 2021 and $246.7 million from June 30, 2020. The increase from March 31, 2021 is primarily attributable to $88.7 million of income, a $74.3 million increase in other comprehensive income, largely related to the fair value adjustment on the available for sale securities portfolio and the re-measurement of the pension liability in connection with the VERIP, and $7.0 million of stock transactions, partially offset by $24.0 million of dividends. The increase from June 30, 2020 is attributable to $378.8 million of net income and $23.6 million of stock transactions, partially offset by a decline of $59.9 million of other comprehensive income, largely due to fair value adjustments on the available for sale securities portfolio, benefit plan liabilities and cash flow hedges, and $95.8 million of dividends.

The tangible common equity (TCE) ratio was 7.70% at June 30, 2021, compared to 7.26% at March 31, 2021 and 7.33% at June 30, 2020. The linked-quarter increase is primarily attributable to tangible earnings and other comprehensive income, partially offset by dividends. The year over year increase is largely attributable to tangible earnings, partially offset by tangible asset growth and dividends. The growth in tangible assets is principally the result of low-risk excess liquidity carried in short-term investment with the Federal Reserve and SBA guaranteed PPP loans. The impact of additional assets from PPP loans reduced the TCE ratio by 33 bps at June 30, 2021, and 54 bps at March 31, 2021. The excess liquidity is the result of a surge in deposits following the funding of PPP loans deposited into business accounts, the issuance of government stimulus payments to our retail customers and overall reduced spending.

The regulatory capital ratios of the Company and the Bank at June 30, 2021 remained well in excess of current regulatory minimum requirements, including capital conservation buffers, by at least $476 million. The Company and the Bank have been categorized as “well-capitalized” in the most recent notices received from our regulators. Refer to the Supervision and Regulation section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion of our capital requirements.

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

	Well-	June 30,	March 31,	December 31,	September 30,	June 30,
	Capitalized	2021	2021	2020	2020	2020
Total capital (to risk weighted assets)
Hancock Whitney Corporation	10.00%	12.94%	13.60%	13.22%	12.92%	12.36%
Hancock Whitney Bank	10.00%	12.45%	12.52%	12.19%	11.78%	11.17%
Tier 1 common equity capital (to risk weighted assets)
Hancock Whitney Corporation	6.50%	10.98%	11.00%	10.61%	10.30%	9.78%
Hancock Whitney Bank	6.50%	11.20%	11.26%	10.94%	10.53%	9.91%
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	8.00%	10.98%	11.00%	10.61%	10.30%	9.78%
Hancock Whitney Bank	8.00%	11.20%	11.26%	10.94%	10.53%	9.91%
Tier 1 leverage capital
Hancock Whitney Corporation	5.00%	7.83%	7.89%	7.88%	7.70%	7.37%
Hancock Whitney Bank	5.00%	7.98%	8.08%	8.11%	7.86%	7.47%

The table above reflects the impact the June 15, 2021 redemption of $150 million of subordinated notes of the Parent that qualified as tier 2 capital in the calculation of certain regulatory capital ratios, reducing Hancock Whitney Corporation’s total capital to risk weighted assets ratio by approximately 61 bps. Our regulatory ratios also reflect the impact of PPP loans totaling $1.4 billion and $2.3 billion at June 30, 2021 and March 31, 2021, respectively, that are guaranteed by the SBA and, when meeting certain criteria, are subject to forgiveness to the debtor by the SBA. These loans carry a 0% risk-weighting in the tier 1 and total capital regulatory ratios due to the full guarantee by the SBA. However, these loans are reflected in average assets used to compute tier 1 leverage.

On April 22, 2021, our board of directors authorized the repurchase of up to 4,338,000 shares of the Company’s common stock (approximately 5% of the shares of common stock outstanding as of March 31, 2021). The authorization is currently set to expire on December 31, 2022. The shares may be repurchased in the open market, by block purchase, through accelerated share repurchase plans, in privately negotiated transactions or otherwise, in one or more transactions, from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The repurchase authorization may be terminated or amended by the Board at any time prior to the expiration date. No shares have been purchased under this plan.

On May 27, 2021, our board of directors declared a regular second quarter cash dividend of $0.27 per share, consistent with the prior quarter. The Company has paid uninterrupted dividends to its shareholders since 1967.

BALANCE SHEET ANALYSIS

Short-Term Investments

Short-term assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors. Short-term investments, including interest-bearing bank deposits and federal funds sold, were $2.2 billion at June 30, 2021, down $0.1 billion from March 31, 2021 and up $1.4 billion from June 30, 2020. Typically, these balances will change on a daily basis depending upon movement in customer loan and deposit accounts. Average short-term investments of $2.5 billion for the second quarter of 2021 were up $0.8 billion compared to the first quarter of 2021, and up $1.7 billion compared to the second quarter of 2020. The balance in short term investments has remained elevated over the past year as a portion of excess liquidity resulting from elevated customer deposits and lack of demand for core loans was deployed into federal funds.

Securities

Investment in securities totaled $8.6 billion at June 30, 2021, up $627.1 million, or 8%, from March 31, 2021 and up $2.3 billion, or 35%, from June 30, 2020. The increase over both periods reflects the investment of a portion of excess cash from federal funds into higher-yielding securities. Our securities portfolio includes securities categorized as available for sale and held to maturity. At June 30, 2021, securities available for sale totaled $7.3 billion and securities held to maturity totaled $1.3 billion. The purpose of the securities portfolio is to increase profitability, mitigate interest rate risk, provide liquidity and comply with regulatory pledging requirements. Available for sale securities are carried at fair value and may be sold prior to maturity. Unrealized gains or losses on available for sale securities, net of deferred taxes, are recorded as accumulated other comprehensive income in shareholders’ equity.

Our securities portfolio consists mainly of residential and commercial mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies. We invest only in high quality investment grade securities with a targeted portfolio effective duration generally between two and five and a half years. At June 30, 2021, the average expected maturity of the portfolio was 5.91 years with an effective duration of 4.58 years and a nominal weighted-average yield of 1.89%. Under an immediate, parallel rate shock of 100 bps and 200 bps, the effective duration would be 4.89 years and 4.96 years, respectively. At March 31, 2021, the average expected maturity of the portfolio was 5.93 years with an effective duration of 4.76 years and a nominal weighted-average yield of 1.95%. The average maturity of the portfolio at June 30, 2020 was 5.51 years, with an effective duration of 3.79 years and a nominal weighted-average yield of 2.41%. The changes in expected maturity, effective duration, and nominal weighted-average yield compared to March 31, 2021 and June 30, 2020, are primarily related to securities portfolio growth and the reinvestment of the securities portfolio maturities and paydowns. At June 30, 2021, approximately $1.8 billion of our available for sale securities are hedged with $1.6 billion in fair value hedges in order to provide protection and flexibility to reposition and/or reprice the portfolio in a rising interest rate environment, effectively reducing the duration (market price risk) on the hedged securities.

At the end of each reporting period, we evaluate the securities portfolio for credit loss. Based on our assessments, expected credit loss was negligible for all periods in 2021 and 2020, and therefore no allowance for credit loss was recorded.

Loans

Total loans at June 30, 2021 were $21.1 billion, down $516 million, or 2%, from March 31, 2021, and down $1.5 billion, or 7%, from June 30, 2020. The linked-quarter decline was primarily attributable to a $928 million net decline in PPP loans, partially offset by net growth in core loans (excluding PPP), as demand for traditional loan products increased. The decline compared to June 30, 2020 is due to net decline in PPP loan of $869 million, residential mortgage loans of $465 million, and consumer loans of $365 million, partially offset by moderate growth in core loans.

The following table shows the composition of our loan portfolio at each date indicated:

	June 30,	March 31,	December 31,	September 30,	June 30,
(in thousands)	2021	2021	2020	2020	2020
Total loans:
Commercial non-real estate	$9,532,710	$10,091,342	$9,986,983	$10,257,788	$10,465,280
Commercial real estate - owner occupied	2,809,868	2,795,104	2,857,445	2,779,407	2,762,259
Total commercial and industrial	12,342,578	12,886,446	12,844,428	13,037,195	13,227,539
Commercial real estate - income producing	3,419,028	3,411,028	3,357,939	3,406,554	3,350,299
Construction and land development	1,295,036	1,122,141	1,065,057	1,096,149	1,128,959
Residential mortgages	2,412,459	2,488,792	2,665,212	2,754,388	2,877,316
Consumer	1,679,429	1,756,452	1,857,295	1,945,918	2,044,264
Total loans	$21,148,530	$21,664,859	$21,789,931	$22,240,204	$22,628,377

Commercial and industrial (“C&I”) loans, including both non-real estate and owner occupied real estate secured loans, totaled approximately $12.3 billion, or 58% of the total loan portfolio, at June 30, 2021, a decrease of $544 million, or 4%, from March 31, 2021, and a decrease of $885 million, or 7%, from June 30, 2020. The linked-quarter decrease is primarily attributable to the net reduction in PPP loans of $928 million, which includes forgiveness of $1.03 million and new originations of $105 million, partially offset by growth in the core portfolio. Core loan growth linked quarter reflects increased production in the eastern and western regions and in our equipment finance and health care specialty portfolios, as well as fewer than expected payoffs and a stabilization of line utilization rates. The year over year decrease is attributable to an $869 million net reduction in PPP loans, with only limited core loan contraction. PPP loans included in C&I portfolio totaled $1.4 million at June 30, 2021 and $2.3 million at both March 31, 2021 and June 30, 2020.

The Bank lends mainly to middle market and smaller commercial entities, although it participates in larger shared credit loan facilities. Shared national credits funded at June 30, 2021 totaled approximately $1.6 billion, or 8% of total loans, an increase of $19 million from March 31, 2021 and a decrease of $147 million compared to June 30, 2020. At June 30, 2021, approximately $321 million of our shared national credits were with healthcare-related customers, with the remaining portfolio in commercial real estate and other diverse industries.

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

	June 30,		March 31,		December 31,		September 30,		June 30,
	2021		2021		2020		2020		2020
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial & industrial loans:
Real estate and rental and leasing	$1,250,737	10%	$1,234,521	10%	$1,260,084	10%	$1,273,360	10%	$1,326,198	10%
Health care and social assistance	1,086,845	9%	1,140,616	9%	1,152,713	9%	1,135,986	9%	1,129,983	9%
Retail trade	1,051,317	9%	1,033,822	8%	1,084,810	8%	1,035,295	8%	1,057,248	8%
Manufacturing	946,266	8%	928,993	7%	929,737	7%	934,582	7%	967,054	7%
Transportation and warehousing	769,145	6%	789,573	6%	800,034	6%	825,113	6%	839,192	6%
Finance and insurance	772,464	6%	680,368	5%	690,354	5%	655,468	5%	693,044	5%
Construction	753,049	6%	648,379	5%	688,676	5%	631,239	5%	599,238	5%
Wholesale trade	751,689	6%	707,541	5%	708,640	6%	664,648	5%	691,671	5%
Public administration	638,921	5%	629,571	5%	650,595	5%	696,160	5%	723,565	5%
Accommodation, food services and entertainment	605,728	5%	625,352	5%	633,869	5%	632,582	5%	640,167	5%
Professional, scientific, and technical services	503,425	4%	486,970	4%	500,219	4%	481,296	4%	476,011	4%
Other services (except public administration)	420,321	4%	433,848	3%	436,665	3%	433,718	3%	442,407	4%
Energy	274,641	2%	284,435	2%	305,867	2%	335,677	3%	348,547	3%
Educational services	260,366	2%	268,305	2%	270,980	2%	309,664	2%	323,673	2%
Other	840,141	7%	648,547	5%	725,948	6%	668,716	5%	682,578	5%
Total commercial & industrial loans	10,925,055	89%	10,540,841	82%	10,839,191	84%	10,713,504	82%	10,940,576	83%
PPP loans	1,417,523	11%	2,345,605	18%	2,005,237	16%	2,323,691	18%	2,286,963	17%
Total commercial & industrial loans	$12,342,578	100%	$12,886,446	100%	$12,844,428	100%	$13,037,195	100%	$13,227,539	100%

Commercial real estate – income producing loans totaled approximately $3.4 billion at June 30, 2021, an increase of $8 million, or less than 1%, from March 31, 2021 and $69 million, or 2%, from June 30, 2020. Construction and land development loans, totaling approximately $1.3 billion at June 30, 2021, increased $173 million, or 15%, from March 31, 2021 and $166 million, or 15%, from June 30, 2020. The following table details the end-of-period aggregated commercial real estate – income producing and construction loan balances by property type. Loans reflected in 1-4 family residential construction include both loans to construction builders as well as single family borrowers.

	June 30,		March 31,		December 31,		September 30,		June 30,
	2021		2021		2020		2020		2020
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial real estate - income producing and construction loans:
Retail	$781,143	16%	$742,649	16%	$746,520	17%	$744,994	17%	$712,844	16%
Multifamily	688,900	15%	648,097	14%	630,392	14%	625,992	14%	601,749	13%
Healthcare related properties	676,587	14%	614,510	14%	557,473	13%	559,196	12%	546,641	12%
Industrial	569,123	12%	544,755	12%	540,198	12%	530,450	12%	538,955	12%
Office	501,885	11%	506,661	11%	527,576	12%	504,168	11%	537,476	12%
Hotel/motel and restaurants	501,434	11%	519,736	12%	527,393	12%	524,275	12%	510,021	11%
1-4 family residential construction	426,745	9%	426,124	9%	393,568	9%	464,347	10%	457,011	10%
Other land loans	318,136	7%	283,833	6%	273,285	6%	273,915	6%	258,858	6%
Other	250,111	5%	246,804	6%	226,591	5%	275,366	6%	315,703	8%
Total commercial real estate - income producing and construction loans	$4,714,064	100%	$4,533,169	100%	$4,422,996	100%	$4,502,703	100%	$4,479,258	100%
Our residential mortgages loan portfolio totaled $2.4 billion at June 30, 2021, down $76 million, or 3%, from March 31, 2021 and down $465 million, or 16%, compared to June 30, 2020. The low interest rate environment has led to increased demand for longer term, fixed rate mortgages, which we typically originate for sale in the secondary market, and, as such, we have experienced a decline in our residential mortgage portfolio. The consumer loan portfolio totaled $1.7 billion at June 30, 2021, down $77 million, or 4%, compared to March 31, 2021, and down $365 million, or 18%, compared to June 30, 2020. The decline in the consumer loan portfolio is due in part to the exit of indirect automobile lending, and decreased loan demand.

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

The table below summarizes our funded commercial loan exposure to sectors currently identified as pandemic-related sectors under focus at June 30, 2021, and the relative concentration to the total loan portfolio, excluding low-risk SBA guaranteed PPP loans. Loans within our sectors under focus total approximately 17% of total loans outstanding, excluding PPP loans, and comprise 27% of our commercial criticized loans and 36% of our commercial pass-watch rated loans at June 30, 2021. Approximately $328 million of these loans have active structured solutions, defined as a longer-term contractual payment modification of the original loan agreement. Across all portfolios, our active structured solutions totaled $385 million at June 30, 2021.

( $ in thousands )	Balance	Percentage of Total Loans *
Pandemic-related sectors under focus *
Healthcare and social assistance
Assisted living (investor CRE)	$393,864	2.0%
Assisted living (non- investor CRE)	190,510	1.0%
Total healthcare and social assistance	584,374	3.0%
Hospitality
Hotel	510,826	2.6%
Restaurants full service, casual dining and bars	316,864	1.6%
Entertainment	145,325	0.7%
Total hospitality	973,015	4.9%
Retail trade
Retail CRE	712,762	3.6%
Retail goods and services	1,110,144	5.6%
Total retail trade	1,822,906	9.2%
Total pandemic-related sectors under focus	$3,380,295	17.1%

* Excludes PPP loans

Management’s expectation is for core loans (excluding PPP) to be up $200 to $300 million in the third quarter of 2021, and up $400 to $500 million in the fourth quarter of 2021, ending the year at approximately $20.4 billion. We expect most of the remaining PPP loans to be forgiven by the end of 2021, with a forecasted December 31, 2021 balance of approximately $300 to $400 million.

Allowance for Credit Losses and Asset Quality

The Company's allowance for credit losses was $429.2 million at June 30, 2021, compared to $456.9 million at March 31, 2021 and $479.2 million at June 30, 2020.

The $27.7 million decrease in the June 30, 2021 allowance for credit losses is primarily attributable to lower collectively evaluated reserves driven by an improved economic forecast, improving asset quality, and lower overall outstanding balances; and lower individually evaluated reserves (generally used for nonperforming and troubled debt restructured loans) due largely to charge-offs. The Company probability-weighted two Moody’s macroeconomic scenarios in the calculation of our collectively evaluated allowance for credit losses. The baseline scenario was weighted most heavily at 65% and the downside scenario S-2 (slower near-term growth) was weighted 35%, consistent with the prior quarter. Both scenarios reflect a continued economic recovery, with the downside scenario including a longer duration recovery, and both scenarios had improved economic conditions when compared to the prior quarter. The baseline scenario reflects what we believe to be the most likely outcome, and, therefore was given the greatest probability weighting, and the alternative scenario reflects a reasonably possible outcome due to the uncertainty in the economy in the near-term.

The June 2021 baseline forecast assumes that COVID-19 cases peaked in January 2021 and does not include new widespread business closures. In this scenario, infections abate and herd resiliency, defined as 65% or greater share of the adult population is fully vaccinated or previously infected, is achieved in August 2021. Additional legislation focused on infrastructure, social benefits, and expanded tax credits is expected to pass in late 2021, which will boost gross domestic product growth. The increased government spending along with positive job numbers reported to-date is forecasted to lead to a slightly quicker recovery in the U.S. job market than included in the March 2021 forecast. Additional information on the June Baseline forecast is provided in the “Ongoing Impact of COVID-19” and “Economic Outlook” sections of this document. The slower near-term growth S-2 forecast reflects a slower economic recovery than the baseline forecast, with slower vaccination rates and concerns about resistant strains leading to lower consumer spending and slower reopening of businesses, resulting in higher unemployment rates than the Baseline scenario. The S-2 scenario also reflects infrastructure and social benefits legislation smaller than that within the baseline, further impeding economic growth in the second half of 2021 and 2022.

The allowance release of $27.7 million in the second quarter 2021 and the release of $50.0 million when compared to June 30, 2020 are across most portfolios and reflect the continued improvement in the economic forecast. Our allowance for credit loss coverage to total loans remains strong at 2.03% at June 30, 2021, or 2.17% when excluding SBA guaranteed PPP loans, compared to 2.11% at March 31, 2021, or 2.35% excluding PPP loans, and 2.12% at June 30, 2020, or 2.36% excluding PPP loans. While our reserve coverage to total loans continues to decline, it remains elevated compared to normalized levels as our expectation of loss has not diminished substantially, with borrower performance for select regions/industries not yet at pre-pandemic levels and uncertainty related to future payment performance as the impact of the federal stimulus tapers and modifications expire. Increased risk of new COVID-19 variants coupled with vaccination rates lagging the national average in our markets adds uncertainty to the overall outlook.

The allowance for credit losses on the commercial portfolio, excluding PPP loans, decreased to $352.0 million, or 2.25% of that portfolio, at June 30, 2021 compared to the March 31, 2021 allowance of $365.8 million, or 2.43%. The commercial portfolio includes concentrations of various pandemic-impacted industries including hospitality and tourism, which includes hotels, restaurants, and bars, certain healthcare services such as assisted living facilities, and certain types of retail outlets, as well as our remaining energy portfolio. The modest decrease in the commercial allowance is primarily due to improved economic conditions, improved asset quality, and charge-offs. Our residential mortgage allowance for credit loss decreased to $36.5 million, or 1.51%, at June 30, 2021, compared to $42.5 million, or 1.71%, at March 31, 2021, due primarily to a favorable movement in forecasted variables for home prices. Our allowance for credit losses on the consumer portfolio was $39.3 million, or 2.34%, at June 30, 2021, compared to $46.3 million, or 2.63%, at March 31, 2021.

Criticized commercial loans totaled $330 million at June 30, 2021, down 5% from $348 million at both March 31, 2021 and June 30, 2020. The reduction in commercial criticized loans reflects payoffs, paydowns and charge-offs exceeding new downgrades. Criticized commercial loans at June 30, 2021, include $90 million of loans in our sectors under focus, or those that we deem to be highly impacted by the pandemic and $73 million in our energy portfolio. Criticized loans are defined as those having potential weaknesses that deserve management’s close attention (risk-rated as special mention, substandard and doubtful), including both accruing and nonaccruing loans. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process. In addition, the Company often looks at portfolios of loans to determine if there are areas of risk not specifically identified in its loan by loan approach. In alignment with regulatory guidance, we have been working with our customers by providing various types of loan deferrals or other modifications to manage the effects of economic stress. Most shorter-term deferrals have expired; however, loans totaling approximately $385 million at June 30, 2021 have active structured solutions, or longer-term contractual payment modifications of the original loan agreement, down from $497 million at March 31, 2021. Our ability to predict future cash flow beyond the modification period is limited due to economic uncertainty, and we expect that further risk rating adjustments could be required.

Net charge-offs were $10.5 million, or 0.20% of average total loans on an annualized basis in the second quarter of 2021, compared to $18.3 million, or 0.34% of average total loans in the first quarter of 2021 and $302.7 million, or 5.30% in the second quarter of 2020. Commercial net charge-offs totaled $9.3 million in the second quarter of 2021. This is down compared to the first quarter of 2021 commercial charge-offs of $16.2 million, of which $14.6 million was energy-related with $13.8 million attributable to a single legacy credit. The second quarter of 2020 commercial net charge-offs totaled $299.4 million which included $242.6 million related to the energy loan sale. Our residential mortgage portfolio reflected minimal net recoveries in the second and first quarters of 2021 and the second quarter of 2020, and consumer net charge-offs were $1.4 million in the second quarter of 2021, down from $2.1 million in the prior quarter and $3.9 million in the second quarter of 2020.

The following table sets forth activity in the allowance for credit losses for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2021	2021	2020	2021	2020
Provision and Allowance for Credit Losses
Allowance for loan losses:
Allowance for loan losses at beginning of period	$424,360	$450,177	$426,003	$450,177	$191,251
Loans charged-off:
Commercial non real estate	11,420	17,512	298,853	28,932	339,566
Commercial real estate - owner-occupied	1,335	347	1,192	1,682	1,706
Total commercial & industrial	12,755	17,859	300,045	30,614	341,272
Commercial real estate - income producing	37	194	671	231	1,501
Construction and land development	8	248	5	256	5
Total commercial	12,800	18,301	300,721	31,101	342,778
Residential mortgages	98	109	—	207	141
Consumer	2,924	3,694	5,196	6,618	10,736
Total charge-offs	15,822	22,104	305,917	37,926	353,655
Recoveries of loans previously charged-off:
Commercial non real estate	2,288	1,899	1,073	4,187	3,299
Commercial real estate - owner-occupied	250	37	26	287	107
Total commercial & industrial	2,538	1,936	1,099	4,474	3,406
Commercial real estate - income producing	—	—	39	—	46
Construction and land development	1,005	159	217	1,164	451
Total commercial	3,543	2,095	1,355	5,638	3,903
Residential mortgages	231	206	549	437	761
Consumer	1,550	1,549	1,329	3,099	2,543
Total recoveries	5,324	3,850	3,233	9,174	7,207
Total net charge-offs	10,498	18,254	302,684	28,752	346,448
Provision for loan losses	(14,194)	(7,563)	319,319	(21,757)	548,424
Cumulative effect of change in accounting principle (a)	—	—	—	—	49,411
Allowance for loan losses at end of period	$399,668	$424,360	$442,638	$399,668	$442,638
Reserve for Unfunded Lending Commitments:
Reserve for Unfunded Lending Commitments at beginning of period	$32,559	$29,907	$48,992	$29,907	$3,974
Cumulative effect of change in accounting principle (a)	—	—	—	—	27,330
Provision for losses on unfunded lending commitments	(3,035)	2,652	(12,421)	(383)	5,267
Reserve for unfunded lending commitments at end of period	$29,524	$32,559	$36,571	$29,524	$36,571
Total Allowance for Credit Losses	$429,192	$456,919	$479,209	$429,192	$479,209
Total Provision for Credit Losses	$(17,229)	$(4,911)	$306,898	$(22,140)	$553,691
Coverage Ratios:
Allowance for loan losses to period-end loans	1.89%	1.96%	1.96%	1.89%	1.96%
Allowance for credit losses to period-end loans	2.03%	2.11%	2.12%	2.03%	2.12%
Charge-offs ratios:
Gross charge-offs to average loans	0.30%	0.41%	5.36%	0.35%	3.22%
Recoveries to average loans	0.10%	0.07%	0.06%	0.09%	0.07%
Net charge-offs to average loans	0.20%	0.34%	5.30%	0.27%	3.15%
Net Charge-offs to average loans by portfolio
Commercial non real estate	0.37%	0.63%	11.10%	0.50%	6.78%
Commercial real estate - owner-occupied	0.16%	0.04%	0.17%	0.10%	0.12%
Total commercial & industrial	0.32%	0.50%	8.87%	0.41%	5.34%
Commercial real estate - income producing	0.00%	0.02%	0.08%	0.01%	0.09%
Construction and land development	(0.35)%	0.03%	(0.08)%	(0.17)%	(0.08)%
Total commercial	0.22%	0.38%	6.71%	0.30%	4.00%
Residential mortgages	(0.02)%	(0.02)%	(0.08)%	(0.02)%	(0.04)%
Consumer	0.32%	0.48%	0.74%	0.40%	0.77%
For informational purposes - included above
Provision for credit loss associated with energy loan sale	$—	$—	$160,101	$—	$160,101
Charge-offs associated with energy loan sale	$—	$—	$242,628	$—	$242,628

(a)	Represents the increase in the allowance upon the January 1, 2020 adoption of ASC 326, commonly referred to as Current Expected Credit Losses, or CECL.

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, troubled debt restructurings and foreclosed and surplus ORE and other foreclosed assets. Loans past due 90 days or more and still accruing are also disclosed.

	June 30,	March 31,	December 31,	September 30,	June 30,
(in thousands)	2021	2021	2020	2020	2020
Loans accounted for on a nonaccrual basis:
Commercial non-real estate	$16,029	$24,108	$34,200	$41,401	$40,336
Commercial non-real estate - restructured	3,095	3,542	18,636	36,783	53,135
Total commercial non-real estate	19,124	27,650	52,836	78,184	93,471
Commercial real estate - owner occupied	6,276	9,922	13,514	14,394	13,829
Commercial real estate - owner-occupied - restructured	1,839	1,882	342	289	291
Total commercial real estate - owner-occupied	8,115	11,804	13,856	14,683	14,120
Commercial real estate - income producing	4,975	4,729	6,650	6,932	7,081
Commercial real estate - income producing - restructured	86	89	93	96	99
Total commercial real estate - income producing	5,061	4,818	6,743	7,028	7,180
Construction and land development	2,004	1,680	2,475	3,192	2,453
Construction and land development - restructured	8	9	11	42	45
Total construction and land development	2,012	1,689	2,486	3,234	2,498
Residential mortgage	30,995	39,066	38,075	40,865	40,615
Residential mortgage - restructured	1,780	1,649	2,498	2,731	1,622
Total residential mortgage	32,775	40,715	40,573	43,596	42,237
Consumer	16,464	21,758	23,385	24,737	24,473
Consumer - restructured	—	—	—	—	—
Total consumer	16,464	21,758	23,385	24,737	24,473
Total nonaccrual loans	$83,551	$108,434	$139,879	$171,462	$183,979
Restructured loans - still accruing:
Commercial non-real estate	$526	$2,337	$549	$5,195	$5,236
Commercial real estate - owner occupied	—	—	—	—	—
Commercial real estate - income producing	—	341	349	357	360
Construction and land development	120	121	122	123	125
Residential mortgage	2,103	2,457	2,217	2,308	2,949
Consumer	1,081	1,064	1,025	1,132	1,178
Total restructured loans - still accruing	3,830	6,320	4,262	9,115	9,848
Total nonperforming loans	87,381	114,754	144,141	180,577	193,827
ORE and foreclosed assets	10,201	9,467	11,648	11,640	18,724
Total nonperforming assets (a)	$97,582	$124,221	$155,789	$192,217	$212,551
Loans 90 days past due still accruing (b)	$8,925	$5,090	$3,361	$10,439	$5,230
Total restructured loans	$10,638	$13,491	$25,842	$49,056	$65,040
Ratios:
Nonaccrual loans to total loans	0.40%	0.50%	0.64%	0.77%	0.81%
Nonperforming assets to loans plus ORE and foreclosed assets	0.46%	0.57%	0.71%	0.86%	0.94%
Allowance for loan losses to nonaccrual loans	478.35%	391.35%	321.83%	261.68%	240.59%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	415.00%	354.09%	305.20%	234.89%	222.37%
Loans 90 days past due still accruing to loans	0.04%	0.02%	0.02%	0.05%	0.02%

(a) Includes total nonaccrual loans, total restructured loans - still accruing and ORE and foreclosed assets.

(b) Excludes 90+ accruing restructured loans already reflected in total nonperforming loans of $1.8 million at 3/31/2021.

Nonperforming assets totaled $97.6 million at June 30, 2021, down $26.6 million from March 31, 2021, and $115.0 million from June 30, 2020. Nonperforming loans decreased $27.4 million compared to March 31, 2021, and $106.4 million from June 30, 2020. The decline in nonperforming loans was largely attributable to charge-offs and payoffs outpacing downgrades. ORE and foreclosed assets were $10.2 million at June 30, 2021, up slightly from $9.5 million at March 31, 2021, and down from $18.7 million at June 30, 2020. Nonperforming assets as a percentage of total loans, ORE and other foreclosed assets was 0.46% at June 30, 2021, down 11 bps from March 31, 2021, and 48 bps from June 30, 2020.

Favorable changes in assumptions underlying economic forecasts, such as vaccination rates, size and timing of government infrastructure spending, timing of the resolution of the coronavirus pandemic and return to full economic activity could result in continued modest reserve releases.

Deposits

Deposits provide the most significant source of funding for our interest earning assets. Generally, our ability to compete for market share depends on our deposit pricing and our wide range of products and services that are focused on customer needs. In order to meet our customers’ needs, we offer high-quality banking services with convenient delivery channels, including online and mobile banking. We provide specialized services to our commercial customers to promote commercial deposit growth. These services include treasury management, industry expertise and lockbox services. Since early 2020, deposit levels have also been influenced by pandemic driven factors, such as inflows from government stimulus payments, deposits related to funding PPP loans into business checking accounts and a general slowdown in customer spending.

Total deposits were $29.3 billion at June 30, 2021, up $63 million, or less than 1%, from March 31, 2021, with a favorable change in our deposit mix that included a $231 million increase in noninterest-bearing deposits and a $108.3 million increase in interest-bearing transaction accounts, partially offset by a $285 million decrease in higher-cost time deposits. Total deposits increased $2.0 billion, or 7%, from June 30, 2020, with strong growth in both noninterest-bearing and interest bearing transaction deposits, largely the result of pandemic-related activity. Average deposits for the second quarter of 2021 were $29.2 billion, up $1.1 billion, or 4%, from the first quarter of 2021 and up $2.5 billion, or 9%, from the second quarter of 2020.

Noninterest-bearing demand deposits were $13.4 billion at June 30, 2021, up $231 million, or 2%, from March 31, 2021, and $1.6 billion, or 14%, from June 30, 2021. The continued elevated balances are primarily due to stimulus and additional PPP funds deposited in business accounts. Noninterest-bearing demand deposits comprised 46% of total deposits at June 30, 2021, 45% at March 31, 2021 and 43% at June 30, 2020.

Interest-bearing transaction and savings accounts of $11.3 billion at June 30, 2021 increased $108.3 million, or 1%, from March 31, 2021 and $1.7 billion, or 18%, from June 30, 2020. These increases were primarily driven by movement from maturing certificates of deposit in the low interest rate environment, as well as other stimulus related funds that remain in customer accounts.

Interest-bearing public fund deposits totaled $3.2 billion at June 30, 2021, up $8.3 million, or less than 1%, from March 31, 2021, and down $119.2 million, or 4%, from June 30, 2020. Time deposits other than public funds totaled $1.4 billion at June 30, 2021, down $285.5 million, or 17%, from March 31, 2021, and $1.3 billion, or 49%, from the second quarter of 2020. The decrease from both periods was due in part to maturing retail and jumbo certificates of deposit which were not renewed, likely due to prevailing rates reflecting managements’ strategic approach to lowering the cost of funds. The decrease from the prior year was also due to a $464.1 million decrease in brokered certificates of deposit which matured and were not replaced due to excess liquidity.

Management expects deposits to increase $150 to $200 million in the third quarter and to be stable in the fourth quarter of 2021, ending the year at approximately $29.5 billion.

Short-Term Borrowings

At June 30, 2021, short-term borrowings totaled $1.5 billion, down $136 million, or 8%, from March 31, 2021 and $238 million, or 14%, from June 30, 2020, driven mainly by a decrease in customer repurchase agreements. Average short-term borrowings of $1.7 billion in the second quarter of 2021 were down $27 million, or 2%, compared to the first quarter of 2021, and $594 million, or 26%, compared to the second quarter of 2020. The decrease from the second quarter of 2020 was largely due to repayments of higher-cost FHLB borrowings.

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

Long-Term Debt

Long-term debt totaled $248.1 million at June 30, 2021 down from $397.6 million at March 31, 2021, and $386.3 million at June 30, 2020. The decrease from both March 31, 2021 and June 30, 2020 is attributable to the June 15, 2021 early redemption of the 5.95% subordinated notes due 2045 with an aggregate principal amount of $150 million. The Company expects cost savings of approximately $9 million annualized from the redemption and 5 bps positive impact on the net interest margin. Costs associated with the redemption of approximately $4.2 million are included in other noninterest expense in the second quarter of 2021.

Long-term debt includes subordinated notes payable with an aggregate principal amount of $172.5 million with a stated maturity of June 15, 2060, a fixed rate of 6.25% per annum that qualify as Tier 2 capital of certain regulatory capital ratios. Subject to prior approval by the Federal Reserve, the Company may redeem these notes in whole or in part on any of its quarterly interest payment dates after June 15, 2025.

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

The contract amounts of these instruments reflect our exposure to credit risk. The Bank undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. At June 30, 2021, the Company had a reserve for unfunded lending commitments totaling $29.5 million.

The following table shows the commitments to extend credit and letters of credit at June 30, 2021 according to expiration date.

		Expiration Date
		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$8,718,689	$4,068,505	$2,201,944	$1,616,955	$831,285
Letters of credit	332,243	268,368	51,583	12,292	—
Total	$9,050,932	$4,336,873	$2,253,527	$1,629,247	$831,285

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s net income is materially dependent upon net interest income. The Company’s primary market risk is interest rate risk which stems from uncertainty with respect to absolute and relative levels of future market interest rates that affect financial products and services. In order to manage the exposures to interest rate risk, management measures the sensitivity of net interest income and cash flows under various market interest rate scenarios, establishes interest rate risk management policies and implements asset/liability management strategies designed to produce a relatively stable net interest margin under varying interest rate environments.

The following table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in rates at June 30, 2021. Shifts are measured in 100 basis point increments in a range from -500 to +500 basis points from base case, with +100 through +300 basis points presented in the table below. Our interest rate sensitivity modeling incorporates a number of assumptions including loan and deposit repricing characteristics, the rate of loan prepayments and other factors. The base scenario assumes that the current interest rate environment is held constant over a 24-month forecast period and is the scenario to which all others are compared in order to measure the change in net interest income. Policy limits on the change in net interest income under a variety of interest rate scenarios are approved by the Board of Directors. All policy scenarios assume a static volume forecast where the balance sheet is held constant, although other scenarios are modeled.

	Estimated Increase
	(Decrease) in NII
Change in Interest Rates	Year 1	Year 2
(basis points)
+100	4.00%	7.58%
+200	9.13%	15.78%
+300	14.43%	24.41%

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

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). In November 2020, the administrator of LIBOR announced it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one week and two month LIBOR offered rates will cease after December 31, 2021, but the publication of the remaining LIBOR offered rates will continue until June 30, 2023. Given consumer protection, litigation, and reputation risks, the bank regulatory agencies have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks and that they will examine bank practices accordingly. Therefore, the agencies encouraged banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021.

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

At June 30, 2021, approximately 35% of our loan portfolio, excluding PPP loans, consisted of variable rate loans tied to LIBOR, along with related derivatives and other financial instruments.

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were effective.

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

August 4, 2021