Form 10-Q
period 2021-09-30
HANCOCK WHITNEY CORP
filed 2021-11-04
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒  Yes   ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   ☒  Yes   ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

86,826,483 common shares were outstanding at October 31, 2021.

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

TDR – troubled debt restructuring

TSR – total shareholder return

U.S. Treasury – The United States Department of the Treasury

VERIP – Voluntary Early Retirement Incentive Program

Part I. Financial Information

Item 1. Financial Statements

Hancock Whitney Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except per share data)	2021	2020
ASSETS
Cash and due from banks	$527,880	$526,306
Interest-bearing bank deposits	3,062,325	1,333,352
Federal funds sold	456	434
Securities available for sale, at fair value (amortized cost of $6,943,511 and $5,766,234)	7,000,921	5,999,327
Securities held to maturity (fair value of $1,385,967 and $1,467,581)	1,307,701	1,357,170
Loans held for sale	90,618	136,063
Loans	20,886,015	21,789,931
Less: allowance for loan losses	(371,521)	(450,177)
Loans, net	20,514,494	21,339,754
Property and equipment, net of accumulated depreciation of $272,213 and $271,801	350,554	380,516
Right of use assets, net of accumulated amortization of $31,365 and $23,330	98,419	110,691
Prepaid expenses	40,329	41,443
Other real estate and foreclosed assets, net	8,423	11,648
Accrued interest receivable	99,314	104,268
Goodwill	855,453	855,453
Other intangible assets, net	74,146	86,892
Life insurance contracts	661,770	615,780
Funded pension assets, net	220,121	171,175
Other assets	405,384	568,330
Total assets	$35,318,308	$33,638,602
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$13,653,376	$12,199,750
Interest-bearing	15,554,781	15,498,127
Total deposits	29,208,157	27,697,877
Short-term borrowings	1,745,228	1,667,513
Long-term debt	248,011	378,322
Accrued interest payable	3,060	4,315
Lease liabilities	119,250	130,627
Deferred tax liability, net	31,250	49,406
Other liabilities	333,586	271,517
Total liabilities	31,688,542	30,199,577
Stockholders' equity:
Common stock	309,513	309,513
Capital surplus	1,774,874	1,757,937
Retained earnings	1,545,181	1,291,506
Accumulated other comprehensive income, net	198	80,069
Total stockholders' equity	3,629,766	3,439,025
Total liabilities and stockholders' equity	$35,318,308	$33,638,602
Preferred shares authorized (par value of $20.00 per share)	50,000	50,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	92,947	92,947
Common shares outstanding	86,823	86,728

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Interest income:
Loans, including fees	$204,102	$220,392	$626,881	$688,032
Loans held for sale	635	833	1,954	2,104
Securities-taxable	33,936	30,863	98,287	95,172
Securities-tax exempt	4,724	4,831	14,269	14,629
Short-term investments	1,020	124	2,111	791
Total interest income	244,417	257,043	743,502	800,728
Interest expense:
Deposits	5,090	14,783	21,381	76,349
Short-term borrowings	1,470	1,673	4,558	8,388
Long-term debt	3,148	5,404	13,624	11,754
Total interest expense	9,708	21,860	39,563	96,491
Net interest income	234,709	235,183	703,939	704,237
Provision for credit losses	(26,955)	24,999	(49,095)	578,690
Net interest income after provision for credit losses	261,664	210,184	753,034	125,547
Noninterest income:
Service charges on deposit accounts	21,159	18,440	59,686	56,795
Trust fees	16,041	14,424	47,351	43,390
Bank card and ATM fees	19,833	17,222	58,436	50,541
Investment and annuity fees and insurance commissions	7,167	5,988	21,956	18,504
Secondary mortgage market operations	6,972	12,875	31,238	28,736
Securities transactions, net	—	376	333	488
Other income	22,189	14,423	55,722	43,624
Total noninterest income	93,361	83,748	274,722	242,078
Noninterest expense:
Compensation expense	92,601	97,095	289,034	286,922
Employee benefits	19,377	20,761	85,213	64,892
Personnel expense	111,978	117,856	374,247	351,814
Net occupancy expense	11,974	13,191	37,839	39,272
Equipment expense	4,894	5,355	14,067	14,724
Data processing expense	24,766	21,888	71,598	65,185
Professional services expense	12,748	14,372	37,472	35,098
Amortization of intangible assets	4,082	4,788	12,746	15,302
Deposit insurance and regulatory fees	3,680	4,108	10,042	15,039
Other real estate and foreclosed assets expense (income)	(376)	(482)	(456)	9,188
Other expense	20,957	14,698	66,990	50,026
Total noninterest expense	194,703	195,774	624,545	595,648
Income (loss) before income taxes	160,322	98,158	403,211	(228,023)
Income taxes expense (benefit)	30,740	18,802	77,739	(79,274)
Net income (loss)	$129,582	$79,356	$325,472	$(148,749)
Earnings (loss) per common share-basic	$1.46	$0.90	$3.67	$(1.73)
Earnings (loss) per common share-diluted	$1.46	$0.90	$3.67	$(1.73)
Dividends paid per share	$0.27	$0.27	$0.81	$0.81
Weighted average shares outstanding-basic	86,834	86,358	86,800	86,614
Weighted average shares outstanding-diluted	87,006	86,400	86,951	86,614

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Net income (loss)	$129,582	$79,356	$325,472	$(148,749)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain or loss on securities available for sale and cash flow hedges	(48,569)	425	(143,924)	217,254
Reclassification of net income realized and included in earnings	(6,425)	(4,076)	(9,337)	(6,593)
Valuation adjustments to pension plan attributable to the Voluntary Early Retirement Incentive Program (VERIP) and curtailment	—	—	59,606	—
Other valuation adjustments to employee benefit plans	—	—	(10,651)	(10,251)
Amortization of unrealized net gain on securities transferred to held to maturity	(33)	(89)	(134)	(378)
Other comprehensive income (loss) before income taxes	(55,027)	(3,740)	(104,440)	200,032
Income tax expense (benefit)	(12,363)	48	(24,569)	46,370
Other comprehensive income (loss) net of income taxes	(42,664)	(3,788)	(79,871)	153,662
Comprehensive income	$86,918	$75,568	$245,601	$4,913

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended September 30, 2021 and 2020					Accumulated
	Common Stock				Other
(in thousands, except parenthetical share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Income (Loss)	Total
Balance, June 30, 2021	92,947	$309,513	$1,770,973	$1,439,553	$42,862	$3,562,901
Net income	—	—	—	129,582	—	129,582
Other comprehensive loss	—	—	—	—	(42,664)	(42,664)
Comprehensive income	—	—	—	129,582	(42,664)	86,918
Cash dividends declared ($0.27 per common share)	—	—	—	(24,002)	—	(24,002)
Common stock activity, long-term incentive plans	—	—	5,432	48	—	5,480
Repurchase of common stock (56,349 shares)	—	—	(2,509)	-	—	(2,509)
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	978	—	—	978
Balance, September 30, 2021	92,947	$309,513	$1,774,874	$1,545,181	$198	$3,629,766
Balance, June 30, 2020	92,947	$309,513	$1,747,640	$1,156,278	$102,726	$3,316,157
Net income	—	—	—	79,356	—	79,356
Other comprehensive loss	—	—	—	—	(3,788)	(3,788)
Comprehensive income	—	—	—	79,356	(3,788)	75,568
Cash dividends declared ($0.27 per common share)	—	—	—	(23,803)	—	(23,803)
Common stock activity, long-term incentive plans	—	—	6,595	47	—	6,642
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	1,080	—	—	1,080
Balance, September 30, 2020	92,947	$309,513	$1,755,315	$1,211,878	$98,938	$3,375,644
Nine Months Ended September 30, 2021 and 2020
	Common Stock				Accumulated Other
(in thousands, except parenthetical share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Income (Loss)	Total
Balance, December 31, 2020	92,947	$309,513	$1,757,937	$1,291,506	$80,069	$3,439,025
Net income	—	—	—	325,472	—	325,472
Other comprehensive loss	—	—	—	—	(79,871)	(79,871)
Comprehensive income	—	—	—	325,472	(79,871)	245,601
Cash dividends declared ($0.81 per common share)	—	—	—	(72,046)	—	(72,046)
Common stock activity, long-term incentive plans	—	—	16,506	249	—	16,755
Repurchase of common stock (56,349 shares)	—	—	(2,509)	—	—	(2,509)
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	2,940	—	—	2,940
Balance, September 30, 2021	92,947	$309,513	$1,774,874	$1,545,181	$198	$3,629,766
Balance, December 31, 2019	92,947	$309,513	$1,736,664	$1,476,232	$(54,724)	$3,467,685
Net loss	—	—	—	(148,749)	—	(148,749)
Other comprehensive income	—	—	—	—	153,662	153,662
Comprehensive income	—	—	—	(148,749)	153,662	4,913
Cumulative effect of change in accounting principle	—	—	—	(44,087)	—	(44,087)
Cash dividends declared ($0.81 per common share)	—	—	—	(71,620)	—	(71,620)
Common stock activity, long-term incentive plans	—	—	16,159	102	—	16,261
Net settlement of accelerated share repurchase agreement (1,001,472 shares)	—	—	12,110	—	—	12,110
Repurchase of common stock (315,851 shares)	—	—	(12,716)	—	—	(12,716)
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	3,098	—	—	3,098
Balance, September 30, 2020	92,947	$309,513	$1,755,315	$1,211,878	$98,938	$3,375,644

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$325,472	$(148,749)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,743	22,869
Provision for credit losses	(49,095)	578,690
(Gain) loss on other real estate and foreclosed assets	(1,124)	9,252
Gain on sale of securities	(333)	(488)
Deferred tax expense (benefit)	1,378	(28,949)
Increase in cash surrender value of life insurance contracts	(21,122)	(14,443)
Impairment (gain) on disposal of assets	15,165	(556)
Loss on extinguishment of debt	4,165	—
Net (increase) decrease in loans held for sale	43,867	(46,691)
Net amortization of securities premium/discount	38,318	30,576
Amortization of intangible assets	12,746	15,302
Stock-based compensation expense	17,270	16,661
Net change in liability from variation margin collateral	53,387	(102,501)
Decrease in interest payable and other liabilities	22,037	11,369
(Increase) decrease in other assets	60,971	(97,265)
Other, net	(13,970)	(17,607)
Net cash provided by operating activities	530,875	227,470
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available for sale securities	198,681	211,919
Proceeds from maturities of securities available for sale	831,433	662,269
Purchases of securities available for sale	(2,235,723)	(1,667,476)
Proceeds from maturities of securities held to maturity	99,044	169,863
Purchases of securities held to maturity	(59,362)	(20,884)
Net redemptions (purchases) of Federal Home Loan Bank stock	52,535	(12,868)
Net increase in short-term investments	(1,728,995)	(668,828)
Proceeds from sales of loans and leases	12,540	301,609
Net (increase) decrease in loans	915,652	(1,657,939)
Purchase of life insurance contracts	(75,000)	—
Proceeds from the surrender of life insurance contracts	44,045	—
Purchases of property and equipment	(12,402)	(31,214)
Proceeds from sales of other real estate	7,804	15,299
Other, net	35,903	8,456
Net cash used in investing activities	(1,913,845)	(2,689,794)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	1,510,280	3,227,084
Net increase (decrease) in short-term borrowings	77,715	(807,977)
Proceeds from the issuance of long-term debt	22,388	166,425
Repayments of long-term debt	(153,365)	(230)
Dividends paid	(72,046)	(71,620)
Payroll tax remitted on net share settlement of equity awards	(1,298)	(1,639)
Proceeds from exercise of stock options	439	—
Proceeds from dividend reinvestment and stock purchase plans	2,940	3,098
Settlement of forward contract portion of accelerated share repurchase	—	12,110
Repurchase of shares	(2,509)	(12,716)
Net cash provided by financing activities	1,384,544	2,514,535
NET INCREASE IN CASH AND DUE FROM BANKS	1,574	52,211
CASH AND DUE FROM BANKS, BEGINNING	526,306	432,104
CASH AND DUE FROM BANKS, ENDING	$527,880	$484,315
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$2,623	$5,459

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

Refer to Note 15 – Recent Accounting Pronouncements for a discussion of accounting standards adopted during the nine months ended September 30, 2021 and the impact to the Company’s financial statements.

2.  Securities

The following tables set forth the amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities classified as available for sale and held to maturity at September 30, 2021 and December 31, 2020. Amortized cost of securities does not include accrued interest which is reflected in the accrued interest line item on the consolidated balance sheets totaling $25.0 million at September 30, 2021 and $24.4 million at December 31, 2020.

	September 30, 2021				December 31, 2020
		Gross	Gross			Gross	Gross
Securities Available for Sale	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$394,069	$4,822	$4,169	$394,722	$207,365	$6,289	$284	$213,370
Municipal obligations	305,701	13,504	3,178	316,027	309,342	17,536	153	326,725
Residential mortgage-backed securities	3,256,700	39,681	42,988	3,253,393	2,560,249	69,570	8	2,629,811
Commercial mortgage-backed securities	2,838,584	81,615	35,766	2,884,433	2,323,306	135,516	3,288	2,455,534
Collateralized mortgage obligations	133,957	3,628	—	137,585	354,472	7,651	—	362,123
Corporate debt securities	14,500	263	2	14,761	11,500	264	—	11,764
	$6,943,511	$143,513	$86,103	$7,000,921	$5,766,234	$236,826	$3,733	$5,999,327

	September 30, 2021				December 31, 2020
		Gross	Gross			Gross	Gross
Securities Held to Maturity	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$—	$—	$—	$—	$—	$—	$—	$—
Municipal obligations	617,289	39,989	211	657,067	627,019	51,408	2	678,425
Residential mortgage-backed securities	47,330	985	243	48,072	21,951	1,469	—	23,420
Commercial mortgage-backed securities	573,854	36,614	350	610,118	549,686	54,587	—	604,273
Collateralized mortgage obligations	69,228	1,482	—	70,710	158,514	2,949	—	161,463
	$1,307,701	$79,070	$804	$1,385,967	$1,357,170	$110,413	$2	$1,467,581

The following tables present the amortized cost and estimated fair value of debt securities available for sale and held to maturity at September 30, 2021 by contractual maturity.  Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateralized mortgage obligations.

Debt Securities Available for Sale	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$2,290	$2,294
Due after one year through five years	636,212	670,865
Due after five years through ten years	2,805,443	2,839,375
Due after ten years	3,499,566	3,488,387
Total available for sale debt securities	$6,943,511	$7,000,921

Debt Securities Held to Maturity	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$11,226	$11,371
Due after one year through five years	336,328	354,897
Due after five years through ten years	548,812	587,548
Due after ten years	411,335	432,151
Total held to maturity securities	$1,307,701	$1,385,967

The Company held no securities classified as trading at September 30, 2021 and December 31, 2020.

The following table presents the proceeds from, gross gain on, and gross losses on sales of securities during the nine months ended September 30, 2021 and 2020.

	Nine Months Ended September 30,
(in thousands)	2021	2020
Proceeds	$198,681	$211,919
Gross gains	1,649	1,984
Gross losses	1,316	1,496
Net gain	$333	$488

Securities with carrying values totaling $3.6 billion and $3.4 billion were pledged as collateral at September 30, 2021 and December 31, 2020, respectively, primarily to secure public deposits or securities sold under agreements to repurchase.

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

The fair value and gross unrealized losses for securities classified as available for sale with unrealized losses for the periods indicated follow.

Available for Sale
September 30, 2021	Losses < 12 months		Losses 12 months or >		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$199,451	$2,712	$32,489	$1,457	$231,940	$4,169
Municipal obligations	43,297	2,098	25,243	1,080	68,540	3,178
Residential mortgage-backed securities	2,097,625	42,984	704	4	2,098,329	42,988
Commercial mortgage-backed securities	856,462	22,196	294,972	13,570	1,151,434	35,766
Collateralized mortgage obligations	—	—	—	—	—	—
Corporate debt securities	2,998	2	—	—	2,998	2
	$3,199,833	$69,992	$353,408	$16,111	$3,553,241	$86,103

Available for Sale
December 31, 2020	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$35,845	284	$—	$—	$35,845	$284
Municipal obligations	30,170	153	—	—	30,170	153
Residential mortgage-backed securities	530	2	760	6	1,290	8
Commercial mortgage-backed securities	446,190	3,288	—	—	446,190	3,288
Collateralized mortgage obligations	70	—	—	—	70	—
Corporate debt securities	2,000	—	—	—	2,000	—
	$514,805	$3,727	$760	$6	$515,565	$3,733

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

Held to maturity
September 30, 2021	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	$—	$—	$—	$—	$—
Municipal obligations	7,789	211	190	—	7,979	211
Residential mortgage-backed securities	7,821	243	—	—	7,821	243
Commercial mortgage-backed securities	11,960	350	—	—	11,960	350
Collateralized mortgage obligations	291	—	—	—	291	—
	$27,861	$804	$190	$—	$28,051	$804

Held to maturity
December 31, 2020	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	$—	$—	$—	$—	$—
Municipal obligations	—	—	2,381	2	2,381	2
Residential mortgage-backed securities	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—
Collateralized mortgage obligations	—	—	—	—	—	—
	$—	$—	$2,381	$2	$2,381	$2

As of September 30, 2021 and December 31, 2020, the Company had 115 and 28 securities, respectively, with market values below their cost basis. None of the unrealized losses relate primarily to the marketability of the securities or the issuer’s ability to meet contractual obligations. In all cases, the indicated impairment on these debt securities would be recovered no later than the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. The unrealized losses were deemed to be non-credit related at September 30, 2021 and December 31, 2020. The Company has adequate liquidity and, therefore does not plan to, and more likely than not, will not be required to liquidate these securities before recovery of the indicated impairment.

3.  Loans and Allowance for Credit Losses

The Company generally makes loans in its market areas of south and central Mississippi; southern and central Alabama; northwest, central and south Louisiana; the northern, central and panhandle regions of Florida; certain areas of east and northeast Texas, including Houston, Beaumont and Dallas; and Nashville, Tennessee. Loans, net of unearned income, by portfolio are presented at amortized cost basis in the table below. Amortized cost does not include accrued interest, which is reflected in the accrued interest line item in the Consolidated Balance Sheets, totaling $70.5 million and $76.2 million at September 30, 2021 and December 31, 2020, respectively. Included in commercial non-real estate loans at September 30, 2021 and December 31, 2020 was $935.3 million and $2.0 billion, respectively, of Paycheck Protection Program loans, described in more detail below. The following table presents loans, net of unearned income, by portfolio class at September 30, 2021 and December 31, 2020.

	September 30,	December 31,
(in thousands)	2021	2020
Commercial non-real estate	$9,416,990	$9,986,983
Commercial real estate - owner occupied	2,812,926	2,857,445
Total commercial and industrial	12,229,916	12,844,428
Commercial real estate - income producing	3,467,939	3,357,939
Construction and land development	1,213,991	1,065,057
Residential mortgages	2,351,053	2,665,212
Consumer	1,623,116	1,857,295
Total loans	$20,886,015	$21,789,931

The following briefly describes the composition of each loan category and portfolio class.

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

Allowance for Credit Losses

The following tables present activity in the allowance for credit losses (ACL) by portfolio class for the nine months ended September 30, 2021 and 2020, as well as the corresponding recorded investment in loans at the end of each period. Effective January 1, 2020, the Company adopted the provisions of Accounting Standards Codification (ASC) 326, “Financial Instruments – Credit Losses,” using a modified retrospective basis. ASC 326, commonly referred to as CECL, prescribed a change in computing allowance for credit losses from an incurred methodology to a life of loan methodology. The difference between the December 31, 2019 incurred allowance and the CECL allowance is reflected as a cumulative effect of change in accounting principle in the ACL activity for the nine months ended September 30, 2020.

		Commercial	Total	Commercial
	Commercial	real estate-	commercial	real estate-	Construction
	non-real	owner	and	income	and land	Residential
(in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total
	Nine Months Ended September 30, 2021
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$149,693	$69,134	$218,827	$109,474	$26,462	$48,842	$46,572	$450,177
Charge-offs	(32,369)	(1,722)	(34,091)	(231)	(267)	(218)	(9,874)	(44,681)
Recoveries	6,579	363	6,942	100	1,548	933	4,636	14,159
Net provision for loan losses	(17,594)	(10,642)	(28,236)	11,752	(5,167)	(18,484)	(7,999)	(48,134)
Ending balance - allowance for loan losses	$106,309	$57,133	$163,442	$121,095	$22,576	$31,073	$33,335	$371,521
Reserve for unfunded lending commitments:
Beginning balance	$4,529	$381	$4,910	$1,099	$22,694	$19	$1,185	$29,907
Provision for losses on unfunded commitments	(176)	(131)	(307)	124	(383)	(8)	(387)	(961)
Ending balance - reserve for unfunded lending commitments	4,353	250	4,603	1,223	22,311	11	798	28,946
Total allowance for credit losses	$110,662	$57,383	$168,045	$122,318	$44,887	$31,084	$34,133	$400,467
Allowance for loan losses:
Individually evaluated	$113	$33	$146	$20	$20	$447	$202	$835
Collectively evaluated	106,196	57,100	163,296	121,075	22,556	30,626	33,133	370,686
Allowance for loan losses	$106,309	$57,133	$163,442	$121,095	$22,576	$31,073	$33,335	$371,521
Reserve for unfunded lending commitments:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	4,353	250	4,603	1,223	22,311	11	798	28,946
Reserve for unfunded lending commitments:	$4,353	$250	$4,603	$1,223	$22,311	$11	$798	$28,946
Total allowance for credit losses	$110,662	$57,383	$168,045	$122,318	$44,887	$31,084	$34,133	$400,467
Loans:
Individually evaluated	$5,929	$5,618	$11,547	$4,004	$127	$5,083	$1,315	$22,076
Collectively evaluated	9,411,061	2,807,308	12,218,369	3,463,935	1,213,864	2,345,970	1,621,801	20,863,939
Total loans	$9,416,990	$2,812,926	$12,229,916	$3,467,939	$1,213,991	$2,351,053	$1,623,116	$20,886,015

		Commercial	Total	Commercial
	Commercial	real estate-	commercial	real estate-	Construction
	non-real	owner	and	income	and land	Residential
(in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total
	Nine Months Ended September 30, 2020
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$106,432	$10,977	$117,409	$20,869	$9,350	$20,331	$23,292	$191,251
Cumulative effect of change in accounting principle	(244)	14,877	14,633	7,287	7,478	12,921	7,092	49,411
Charge-offs	(364,123)	(1,828)	(365,951)	(2,211)	(7)	(170)	(13,640)	(381,979)
Recoveries	4,831	659	5,490	46	549	1,078	4,360	11,523
Net provision for loan losses	401,155	41,336	442,491	78,661	12,325	17,613	27,378	578,468
Ending balance - allowance for loan losses	$148,051	$66,021	$214,072	$104,652	$29,695	$51,773	$48,482	$448,674
Reserve for unfunded lending commitments:
Beginning balance	$3,974	$—	$3,974	$—	$—	$—	$—	$3,974
Cumulative effect of change in accounting principle	5,772	288	6,060	449	15,658	17	5,146	27,330
Provision for losses on unfunded commitments	(3,786)	187	(3,599)	1,599	6,046	(11)	(3,813)	222
Ending balance - reserve for unfunded lending commitments	5,960	475	6,435	2,048	21,704	6	1,333	31,526
Total allowance for credit losses	$154,011	$66,496	$220,507	$106,700	$51,399	$51,779	$49,815	$480,200

Allowance for loan losses:
Individually evaluated for impairment	$27,304	$1,344	$28,648	$24	$169	$416	$456	$29,713
Collectively evaluated for impairment	120,747	64,677	185,424	104,628	29,526	51,357	48,026	418,961
Allowance for loan losses	$148,051	$66,021	$214,072	$104,652	$29,695	$51,773	$48,482	$448,674
Reserve for unfunded lending commitments:
Individually evaluated	$992	$—	$992	$—	$—	$—	$5	$997
Collectively evaluated	4,968	475	5,443	2,048	21,704	6	1,328	30,529
Reserve for unfunded lending commitments:	5,960	475	6,435	2,048	21,704	6	1,333	31,526
Total allowance for credit losses	$154,011	$66,496	$220,507	$106,700	$51,399	$51,779	$49,815	$480,200
Loans:
Individually evaluated for impairment	$73,139	$11,124	$84,263	$5,549	$1,837	$6,064	$3,924	$101,637
Collectively evaluated for impairment	10,184,649	2,768,283	12,952,932	3,401,005	1,094,312	2,748,324	1,941,994	22,138,567
Total loans	$10,257,788	$2,779,407	$13,037,195	$3,406,554	$1,096,149	$2,754,388	$1,945,918	$22,240,204

The calculation of the allowance for credit losses is performed using two primary approaches: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated. The allowance for credit losses was developed using multiple Moody’s Analytics (“Moody’s) macroeconomic forecasts applied to internally developed credit models for a two year reasonable and supportable period. In the calculation of the September 30, 2021 allowance, the Company weighted the September 2021 baseline economic forecast, which Moody’s defines as the “most likely outcome” based on current conditions and its view of where the economy is headed, at 50%. The September 2021 baseline scenario assumes: (1) coronavirus herd resiliency was achieved in late August 2021, with infection abatement in November 2021; (2) no new widespread economic shutdowns will occur in response to virus outbreaks; (3) the unemployment rate continues to decline, with fourth quarter 2021 averaging 4.5%, and full year 2021, 2022 and 2023 rates averaging 5.5%, 3.6% and 3.5%, respectively; (4) gross domestic product will increase an average of 6.0% in 2021, 4.3% in 2022 and 2.3% in 2023; (5) the Build Back Better infrastructure and social legislation package, forecasted to be passed in late 2021 at $2.5 trillion, will provide an additional boost to the economy; and (6) the Federal Reserve will continue to respond to the economic impact of COVID-19 by maintaining rates at or near zero until the first quarter of 2023. The downside scenario S-2 was weighted at 50% to incorporate a reasonably possible alternative economic outcome. The S-2 scenario reflects a slower economic recovery as compared to the baseline, with key assumptions that include a delay in infection abatement, continued supply chain disruptions, a scaled back stimulus package resulting in less of a rise in real consumer spending and a near-term rise in unemployment that impedes growth in late 2021 and in 2022. The modest release during the third quarter of 2021 reflects improvements in the economic forecast. The continued elevated allowance level is a result of uncertainty surrounding payment performance of borrowers in certain regions and/or industries that have not returned to pre-pandemic circumstances and as the impact of federal stimulus diminishes and modifications expire.

Nonaccrual loans and loans modified in troubled debt restructurings

The following table shows the composition of nonaccrual loans and those without an allowance for loan loss, by portfolio class.

	September 30,		December 31,
	2021		2020
(in thousands)	Total nonaccrual	Nonaccrual without allowance for loan loss	Total nonaccrual	Nonaccrual without allowance for loan loss
Commercial non-real estate	$9,948	$5,449	$52,836	$15,268
Commercial real estate - owner occupied	6,720	5,379	13,856	7,038
Total commercial and industrial	16,668	10,828	66,692	22,306
Commercial real estate - income producing	4,249	3,922	6,743	—
Construction and land development	1,238	—	2,486	1,116
Residential mortgages	25,964	1,598	40,573	1,705
Consumer	12,238	250	23,385	—
Total loans	$60,357	$16,598	$139,879	$25,127

Nonaccrual loans include nonaccruing loans modified in troubled debt restructurings (“TDRs”) of $7.2 million and $21.6 million at September 30, 2021 and December 31, 2020, respectively. Total TDRs, both accruing and nonaccruing, were $10.3 million at September 30, 2021 and $25.8 million at December 31, 2020.  All TDRs are individually evaluated for credit loss.  At September 30, 2021, the Company had no unfunded commitments to borrowers whose loan terms have been modified in a TDR and $4.6 million at December 31, 2020.

The tables below detail by portfolio class TDRs that were modified during the three and nine months ended September 30, 2021 and 2020. All such loans are individually evaluated for credit loss.

Three Months Ended
($ in thousands)	September 30, 2021			September 30, 2020
Troubled Debt Restructurings:	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial non-real estate	—	$—	$—	—	$—	$—
Commercial real estate - owner occupied	—	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—	—
Commercial real estate - income producing	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Residential mortgages	1	196	196	5	1,358	1,358
Consumer	—	—	—	2	25	25
Total loans	1	$196	$196	7	$1,383	$1,383

	Nine Months Ended
($ in thousands)	September 30, 2021			September 30, 2020
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial non-real estate	3	$6,935	$6,935	3	$745	$745
Commercial real estate - owner occupied	—	—	—	—	—	—
Total commercial and industrial	3	6,935	6,935	3	745	745
Commercial real estate - income producing	—	—	—	—	—	—
Construction and land development	—	—	—	1	15	15
Residential mortgages	3	515	538	14	3,424	3,424
Consumer	4	86	86	7	89	89
Total loans	10	$7,536	$7,559	25	$4,273	$4,273

The TDRs modified during the nine months ended September 30, 2021 reflected in the table above include $7.1 million of loans with extended amortization terms or other payment concessions and $0.5 million of loans with other modifications. The TDRs modified during the nine months ended September 30, 2020 include $0.7 million of loans with extended amortization terms or other payment concessions, $1.1 million with reduced interest rates, $0.4 million with significant covenant waivers, and $2.1 million with other modifications.

One residential mortgage loan totaling $0.6 million that defaulted during the nine months ended September 30, 2021 had been modified in a TDR during the twelve months prior to default. One commercial non-real estate loan totaling $0.4 million, one residential mortgage loan totaling $0.6 million and two consumer loans totaling $0.2 million that defaulted during the nine months ended September 30, 2020 had been modified in a TDR during the twelve months prior to default.

The TDR disclosures above do not include loans eligible for exclusion from TDR assessment under Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Loans modified under the CARES Act are reported in the aging analysis that follows based on the modified terms.

Aging Analysis

The tables below present the aging analysis of past due loans by portfolio class at September 30, 2021 and December 31, 2020.

September 30, 2021	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
(in thousands)
Commercial non-real estate	$5,623	$2,100	$14,568	$22,291	$9,394,699	$9,416,990	$7,228
Commercial real estate - owner occupied	5,761	762	1,548	8,071	2,804,855	2,812,926	142
Total commercial and industrial	11,384	2,862	16,116	30,362	12,199,554	12,229,916	7,370
Commercial real estate - income producing	1,175	1,474	5,441	8,090	3,459,849	3,467,939	1,346
Construction and land development	369	733	1,035	2,137	1,211,854	1,213,991	57
Residential mortgages	3,799	5,579	17,567	26,945	2,324,108	2,351,053	254
Consumer	13,750	3,108	7,331	24,189	1,598,927	1,623,116	943
Total	$30,477	$13,756	$47,490	$91,723	$20,794,292	$20,886,015	$9,970

December 31, 2020	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
(in thousands)
Commercial non-real estate	$7,963	$2,564	$39,530	$50,057	$9,936,926	$9,986,983	$583
Commercial real estate - owner occupied	1,525	753	13,663	15,941	2,841,504	2,857,445	955
Total commercial and industrial	9,488	3,317	53,193	65,998	12,778,430	12,844,428	1,538
Commercial real estate - income producing	1,494	798	5,744	8,036	3,349,903	3,357,939	182
Construction and land development	4,168	284	2,001	6,453	1,058,604	1,065,057	—
Residential mortgages	29,319	9,858	27,886	67,063	2,598,149	2,665,212	912
Consumer	12,215	5,012	11,714	28,941	1,828,354	1,857,295	729
Total	$56,684	$19,269	$100,538	$176,491	$21,613,440	$21,789,931	$3,361

Credit Quality Indicators

The following tables present the credit quality indicators by segment and portfolio class of loans held for investment at September 30, 2021 and December 31, 2020. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process. In addition, the Company often examines portfolios of loans to determine if there are areas of risk not specifically identified in its loan by loan approach.

	September 30, 2021
(in thousands)	Commercial non-real estate	Commercial real estate - owner- occupied	Total commercial and industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$9,032,981	$2,659,738	$11,692,719	$3,363,503	$1,190,718	$16,246,940
Pass-Watch	204,260	68,660	272,920	79,328	19,048	371,296
Special Mention	46,263	24,878	71,141	4,739	1,887	77,767
Substandard	133,486	59,650	193,136	20,369	2,338	215,843
Doubtful	—	—	—	—	—	—
Total	$9,416,990	$2,812,926	$12,229,916	$3,467,939	$1,213,991	$16,911,846

	December 31, 2020
(in thousands)	Commercial non-real estate	Commercial real estate - owner- occupied	Total commercial and industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$9,439,264	$2,641,423	$12,080,687	$3,219,155	$1,033,060	$16,332,902
Pass-Watch	314,739	114,358	429,097	89,968	22,820	541,885
Special Mention	79,613	46,239	125,852	5,989	5,751	137,592
Substandard	153,367	55,425	208,792	42,827	3,426	255,045
Doubtful	—	—	—	—	—	—
Total	$9,986,983	$2,857,445	$12,844,428	$3,357,939	$1,065,057	$17,267,424

	September 30, 2021			December 31, 2020
(in thousands)	Residential mortgage	Consumer	Total	Residential mortgage	Consumer	Total
Performing	$2,323,682	$1,609,813	$3,933,495	$2,622,422	$1,832,885	$4,455,307
Nonperforming	27,371	13,303	40,674	42,790	24,410	67,200
Total	$2,351,053	$1,623,116	$3,974,169	$2,665,212	$1,857,295	$4,522,507

Below are the definitions of the Company’s internally assigned grades:

Commercial:

•	Pass – loans properly approved, documented, collateralized, and performing which do not reflect an abnormal credit risk.
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

Vintage Analysis

The following table presents credit quality disclosures of amortized cost by segment and vintage for term loans and by revolving and revolving converted to amortizing at September 30, 2021. The Company defines vintage as the later of origination, renewal or restructure date.

	Term Loans
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial Loans:
Pass	$3,916,476	$3,333,009	$2,308,701	$1,374,599	$1,105,917	$1,520,061	$2,582,321	$105,856	$16,246,940
Pass-Watch	40,835	59,789	71,484	31,238	22,528	82,569	47,600	15,253	371,296
Special Mention	15,346	3,105	6,857	11,061	19,648	8,613	11,841	1,296	77,767
Substandard	26,982	51,212	38,745	17,302	27,220	22,332	25,384	6,666	215,843
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$3,999,639	$3,447,115	$2,425,787	$1,434,200	$1,175,313	$1,633,575	$2,667,146	$129,071	$16,911,846
Residential Mortgage and Consumer Loans:
Performing	$330,316	$461,269	$401,774	$265,787	$367,106	$973,576	$1,128,048	$5,619	$3,933,495
Nonperforming	433	1,101	1,902	3,599	5,614	25,114	1,424	1,487	40,674
Total Consumer Loans	$330,749	$462,370	$403,676	$269,386	$372,720	$998,690	$1,129,472	$7,106	$3,974,169

Residential Mortgage Loans in Process of Foreclosure

Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. Included in loans at September 30, 2021 and December 31, 2020 was $6.1 million and $17.2 million, respectively, of consumer loans secured by single family residential real estate that were in process of foreclosure. In addition to the single family residential real estate loans in process of foreclosure, the Company also held $4.0 million and $3.4 million of foreclosed single family residential properties in other real estate owned at September 30, 2021 and December 31, 2020, respectively.

Loans Held for Sale

Loans held for sale is composed primarily of mortgage loans originated for sale in the secondary market.

4. Securities Sold under Agreements to Repurchase

Included in short-term borrowings are securities sold under agreements to repurchase that mature daily and are secured by U.S. agency securities totaling $643.4 million and $567.2 million at September 30, 2021 and December 31, 2020, respectively. The Company borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury management services offered to its deposit customers. As the Company maintains effective control over assets sold under agreements to repurchase, the securities continue to be carried on the consolidated statements of financial condition. Because the Company acts as borrower transferring assets to the counterparty, and the agreements mature daily, the Company’s risk is limited.

5. Long Term Debt

At September 30, 2021 and December 31, 2020, long-term debt was comprised of the following:

	September 30,	December 31,
(in thousands)	2021	2020
Subordinated notes payable, maturing June 2045	$—	$150,000
Subordinated notes payable, maturing June 2060	172,500	172,500
Other long-term debt	81,385	66,062
Less: unamortized debt issuance costs	(5,874)	(10,240)
Total long-term debt	$248,011	$378,322

The following table sets forth unamortized debt issuance costs associated with the respective debt instruments at September 30, 2021:

		Unamortized
		Debt
		Issuance
(in thousands)	Principal	Costs
Subordinated notes payable, maturing June 2060	$172,500	$5,874
Other long-term debt	81,385	—
Total	$253,885	$5,874

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional or contractual amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at September 30, 2021 and December 31, 2020.

		September 30, 2021			December 31, 2020
			Derivative (1)			Derivative (1)
(in thousands)	Type of Hedge	Notional or Contractual Amount	Assets	Liabilities	Notional or Contractual Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate loans	Cash Flow	$1,025,000	$9,731	$867	$1,175,000	$50,962	$—
Interest rate swaps - securities	Fair Value	1,608,150	28,629	7,742	1,158,150	6,686	18,920
		2,633,150	38,360	8,609	2,333,150	57,648	18,920
Derivatives not designated as hedging instruments:
Interest rate swaps	N/A	5,174,836	96,176	95,297	4,806,258	145,517	148,778
Risk participation agreements	N/A	218,947	2	5	216,511	35	108
Interest rate-lock commitments on residential mortgage loans	N/A	108,155	2,038	—	206,258	1,793	14
Forward commitments to sell residential mortgage loans	N/A	67,476	—	1,010	310,458	19	3,211
To Be Announced (TBA) securities	N/A	74,000	318	18	—	—	—
Foreign exchange forward contracts	N/A	62,806	1,250	1,114	58,822	2,816	2,785
Visa Class B derivative contract	N/A	43,565	—	4,472	43,565	—	5,645
		5,749,785	99,784	101,916	5,641,872	150,180	160,541
Total derivatives		$8,382,935	$138,144	$110,525	$7,975,022	$207,828	$179,461
Less: netting adjustment (2)			(39,988)	(70,817)		(57,648)	(124,204)
Total derivative assets/liabilities			$98,156	$39,708		$150,180	$55,257

(1)	Derivative assets and liabilities are reported at fair value in other assets or other liabilities, respectively, in the consolidated balance sheets.
(2)

Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty. See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans. For each agreement, the Company receives interest at a fixed rate and pays at a variable rate. During the nine months ended September 30, 2021, the Company terminated six swap agreements and received  cash of approximately $23.7 million, which was recorded as accumulated other comprehensive income and will be accreted into earnings through the original maturity dates of the respective contracts. The notional amounts of the swap agreements in place at September 30, 2021 expire as follows: $50 million in 2021; $475 million in 2022; $150 million in 2023; $100 million in 2026 and $250 million thereafter.

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

The majority of the hedged available for sale securities is a closed portfolio of pre-payable commercial mortgage backed securities. In accordance with ASC 815, prepayment risk may be excluded when measuring the change in fair value of such hedged items attributable to interest rate risk under the last-of-layer approach. At September 30, 2021, the amortized cost basis of the closed portfolio of pre-payable commercial mortgage backed securities totaled $1.7 billion. The amount that represents the hedged items was $1.5 billion and the basis adjustment associated with the hedged items totaled $21.0 million.

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

The contract includes a contingent accelerated termination clause based on the credit ratings of the Company. At September 30, 2021 and December 31, 2020, the fair value of the liability associated with this contract was $4.5 million and $5.6 million, respectively. Refer to Note 14 – Fair Value of Financial Instruments for discussion of the valuation inputs and process for this derivative liability.

Effect of Derivative Instruments on the Statements of Income

The effects of derivative instruments on the consolidated statements of income for the three and nine months ended September 30, 2021 and 2020 are presented in the table below. Interest income attributable to cash flow hedges includes amortization of accumulated other comprehensive income or loss that resulted from termination of certain interest rate swap contracts.

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Derivative Instruments:	Location of Gain (Loss) Recognized in the Statements of Income:	2021	2020	2021	2020
Cash flow hedges:
Variable rate loans	Interest income - loans	$6,950	$5,788	$19,941	$11,249
Fair value hedges:
Securities	Interest income - securities - taxable	21	(7)	(6)	33
Securities - termination	Noninterest income - securities transactions, net	—	—	2,499	—
Brokered deposits	Interest expense - deposits	—	—	—	46
Derivatives not designated as hedging:
Residential mortgage banking	Noninterest income - secondary mortgage market operations	(1,249)	—	2,223	—
Customer and all other instruments	Noninterest income - other noninterest income	2,970	1,739	11,755	9,718
Total gain		$8,692	$7,520	$36,412	$21,046

Credit Risk-Related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as a downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. At September 30, 2021, the Company was not in violation of any such provisions. The aggregate fair value of derivative instruments with credit risk-related contingent features that were in a net liability position at September 30, 2021 and December 31, 2020 was $56.9 million and $109.7 million, respectively, for which the Company had posted collateral of $24.3 million and $44.7 million, respectively.

Offsetting Assets and Liabilities

The Bank’s derivative instruments with certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero. Agreements with certain bilateral counterparties require both parties to maintain collateral in the event that the fair values of derivative instruments exceed established exposure thresholds. For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses. Offsetting information in regards to all derivative assets and liabilities, including accrued interest, subject to these master netting agreements at September 30, 2021 and December 31, 2020 is presented in the following tables.

(in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Offset in the Statement of Financial Condition	Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
September 30, 2021
Derivative Assets	$46,013	$(41,102)	$4,911	$4,911	$—	$—
Derivative Liabilities	$101,940	$(72,835)	$29,105	$4,911	$69,668	$(45,474)

(in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Financial Condition
	Gross Amounts Recognized	Offset in the Statement of Financial Condition	Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
December 31, 2020
Derivative Assets	61,529	$(58,660)	$2,869	$2,869	$—	$—
Derivative Liabilities	171,275	$(126,434)	$44,841	$2,869	$90,312	$(48,340)

The Company has excess collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

7. Stockholders’ Equity

Common Shares Outstanding

Common shares outstanding excludes treasury shares totaling 4.6 million at September 30, 2021 and 4.5 million at December 31, 2020, with a first-in-first-out cost basis of $151.3 million and $150.7 million at September 30, 2021 and December 31, 2020, respectively. Shares outstanding also excludes unvested restricted share awards totaling 1.6 million and 1.7 million at September 30, 2021 and December 31, 2020, respectively.

Stock Buyback Program

On April 22, 2021, the Company’s board of directors approved a stock buyback program whereby the Company is authorized to repurchase up to 4.3 million shares of its common stock through the program’s expiration date of December 31, 2022. The program allows the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions. The Company is not obligated to purchase any shares under this program, and the board of directors has the ability to terminate or amend the program at any time prior to the expiration date. During the third quarter of 2021, the Company repurchased 56,349 shares of its common stock at an average cost of $44.52 per share, inclusive of commissions.

Prior to its expiration date of December 31, 2020, the Company had in place a stock buyback program that authorized the repurchase of up to 5.5 million shares of its common stock. The program, as amended, allowed the Company to repurchase its common shares on the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or as otherwise determined by the Company, in one or more transactions. The Company was not obligated to purchase any shares under this program, and the board of directors had the ability to terminate or amend the program at any time prior to the expiration date. In total, the Company repurchased 4.9 million of the 5.5 million authorized shares under this buyback program at an average cost of $37.65 per share, inclusive of commissions.

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

In January 2020, the Company repurchased 315,851 shares of its common stock at a cost of $40.26 in a privately negotiated transaction.

Accumulated Other Comprehensive Income (Loss)

The components of Accumulated Other Comprehensive Income (Loss) and changes in those components are presented in the following table.

	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Cash Flow Hedges	Equity Method Investment	Total
(in thousands)
Balance, December 31, 2019	$28,950	$639	$(101,278)	$17,399	$(434)	$(54,724)
Net change in unrealized gain or loss	176,009	—	—	46,180	(4,935)	217,254
Reclassification of net income or loss realized and included in earnings	—	—	4,656	(11,249)	—	(6,593)
Valuation adjustment to employee benefit plans	—	—	(10,251)	—	—	(10,251)
Amortization of unrealized net gain or loss on securities transferred to HTM	—	(378)	—	—	—	(378)
Income tax expense (benefit)	39,817	(85)	(1,265)	7,903	—	46,370
Balance, September 30, 2020	$165,142	$346	$(105,608)	$44,427	$(5,369)	$98,938
Balance, December 31, 2020	$171,224	$276	$(125,573)	$39,511	$(5,369)	$80,069
Net change in unrealized gain or loss	(144,715)	—	—	353	438	(143,924)
Reclassification of net income or loss realized and included in earnings	2,166	—	3,970	(19,941)	4,468	(9,337)
Valuation adjustments to pension plan attributable to VERIP and curtailment	—	—	59,606	—	—	59,606
Other valuation adjustments to employee benefit plans	—	—	(10,651)	—	—	(10,651)
Amortization of unrealized net gain or loss on securities transferred to HTM	—	(134)	—	—	—	(134)
Income tax expense (benefit)	(31,952)	(30)	11,783	(4,370)	—	(24,569)
Balance, September 30, 2021	$60,627	$172	$(84,431)	$24,293	$(463)	$198

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

The following table shows the line items of the consolidated statements of income affected by amounts reclassified from AOCI.

	Nine Months Ended
Amount reclassified from AOCI (a)	September 30,		Affected line item on
(in thousands)	2021	2020	the statement of income
Loss on sale of AFS securities	$(2,166)	$—	Noninterest income
Tax effect	487	—	Income taxes
Net of tax	(1,679)	—	Net income
Amortization of unrealized net gain on securities transferred to HTM	134	378	Interest income
Tax effect	(30)	(85)	Income taxes
Net of tax	104	293	Net income
Amortization of defined benefit pension and post-retirement items	(3,970)	(4,656)	Other noninterest expense (b)
Tax effect	884	1,053	Income taxes
Net of tax	(3,086)	(3,603)	Net income
Reclassification of unrealized gain on cash flow hedges	18,771	12,602	Interest income
Tax effect	(4,188)	(2,851)	Income taxes
Net of tax	14,583	9,751	Net income
Amortization of gain (loss) on terminated cash flow hedges	1,170	(1,353)	Interest income
Tax effect	(261)	306	Income taxes
Net of tax	909	(1,047)	Net income
Reclassification of unrealized loss on equity method investment	(4,468)	—	Noninterest income
Tax effect	—	—	Income taxes
Net of tax	(4,468)	—	Net income
Total reclassifications, net of tax	$6,363	$5,394	Net income

(a)	Amounts in parentheses indicate reduction in net income.
(b)

These AOCI components are included in the computation of net periodic pension and post-retirement cost that is reported with other noninterest expense (see Note 11 – Retirement Plans for additional details).

On March 27, 2020, the Office of the Comptroller of the Currency (“OCC”), the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation issued an interim final rule that provides an option to delay the estimated impact on regulatory capital stemming from the implementation of CECL for a transition period of five years. The five-year rule provides a full delay of the estimated impact of CECL on regulatory capital transition (0%) for the first two years, followed by a three-year transition (25% of the impact included in 2022, 50% in 2023, 75% in 2024 and 100% thereafter). The two-year delay includes the full impact of day one CECL plus the estimated impact of current CECL activity calculated quarterly as 25% of the current ACL over the day one balance (“modified transition amount”). The modified transition amount was and will be recalculated each quarter in 2020 and 2021, with the December 31, 2021 impact carrying through the remaining three years of the transition. The Company elected the five-year transition period option upon issuance of the interim final rule.

8. Other Noninterest Income

Components of other noninterest income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Income from bank-owned life insurance	$3,907	$6,628	$14,535	$14,211
Credit related fees	2,568	2,911	8,383	8,585
Income from derivatives	2,970	1,739	11,755	9,718
Gain on sale of Mastercard Class B common stock	—	—	2,800	—
Gain on sale of Hancock Horizon Funds	4,576	—	4,576	—
Other miscellaneous	8,168	3,145	13,673	11,110
Total other noninterest income	$22,189	$14,423	$55,722	$43,624

9. Other Noninterest Expense

Components of other noninterest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Corporate value and franchise taxes	$3,414	$4,872	$11,300	$13,649
Telecommunications and postage	3,087	4,043	9,568	11,483
Advertising	3,638	3,159	8,400	10,089
Entertainment and contributions	2,280	1,315	5,214	7,146
Tax credit investment amortization	1,112	961	3,337	2,882
Printing and supplies	914	1,271	2,833	4,006
Travel expense	765	309	1,789	1,816
Net other retirement expense	(7,294)	(6,337)	(20,645)	(18,796)
Loss on facilities and equipment from consolidation	—	—	15,462	929
Loss on extinguishment of debt	—	—	4,165	—
Other miscellaneous	13,041	5,105	25,567	16,822
Total other noninterest expense	$20,957	$14,698	$66,990	$50,026

For the three and nine months ended September 30, 2021, other miscellaneous expense includes certain expenses incurred as a result of Hurricane Ida.

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

A summary of the information used in the computation of earnings (loss) per common share follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Numerator:
Net income (loss) to common shareholders	$129,582	$79,356	$325,472	$(148,749)
Net dividends or income allocated to participating securities - basic and diluted	2,419	1,435	6,650	1,278
Net income (loss) allocated to common shareholders - basic and diluted	$127,163	$77,921	$318,822	$(150,027)
Denominator:
Weighted-average common shares - basic	86,834	86,358	$86,800	$86,614
Dilutive potential common shares	172	42	151	—
Weighted-average common shares - diluted	87,006	86,400	$86,951	$86,614
Earnings (loss) per common share:
Basic	$1.46	$0.90	$3.67	$(1.73)
Diluted	$1.46	$0.90	$3.67	$(1.73)

Potential common shares consist of stock options, nonvested performance-based awards, and nonvested restricted share awards deferred under the Company’s nonqualified deferred compensation plan. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be antidilutive, i.e., increase earnings per share or reduce a loss per share. No potential common shares would have had an antidilutive effect in the calculation of earnings per common share for the three months ended September 30, 2021. For the nine months ended September 30, 2021, antidilutive potential common shares with a weighted average of 796 were excluded from the computation of earnings per common share. For the three months ended September 30, 2020, antidilutive potential common shares with a weighted average of 78,867 were excluded from the computation of earnings per common share. For reporting periods in which a net loss is reported, no effect is given to potentially dilutive common shares in the computation of loss per common share as any impact from such shares would be antidilutive; as such, no effect was given to antidilutive potential common shares for the computation of earnings per common share for the nine months ended September 30, 2020.

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

The following tables show the components of net periodic benefit cost included in expense for the periods indicated.

			Other Post-
(in thousands)	Pension Benefits		Retirement Benefits
For The Three Months Ended September 30,	2021	2020	2021	2020
Service cost	$2,620	$3,207	$23	$28
Interest cost	3,552	3,892	91	106
Expected return on plan assets	(11,463)	(12,047)	—	—
Amortization of net (gain) or loss and prior service costs	717	1,854	(192)	(142)
Net periodic benefit cost	$(4,574)	$(3,094)	$(78)	$(8)

			Other Post-
(in thousands)	Pension Benefits		Retirement Benefits
For the Nine Months Ended September 30,	2021	2020	2021	2020
Service cost	$8,996	$9,690	$71	$78
Interest cost	9,982	12,315	257	377
Expected return on plan assets	(34,854)	(36,144)	—	—
Amortization of net (gain) or loss and prior service costs	4,471	5,168	(501)	(512)
Special termination benefits	16,052	—	4,137	—
Net periodic benefit cost	$4,647	$(8,971)	$3,964	$(57)

During the nine months ended September 30, 2021, the Company completed a Voluntary Early Retirement Incentive Program (VERIP), which was accepted by approximately 260 eligible Pension Plan participants. The event constituted a curtailment of the Pension Plan and resulted in a re-measurement of the projected benefit obligation. The program had two components: a supplemental cash incentive, substantially all of which was paid through the Pension Plan with existing plan assets, and coverage in a post-retirement medical plan, with each component having specific age and years of service requirements. The impact of offering these incentives is classified as special termination benefits in the table above. As of the re-measurement date of April 30, 2021, Pension Plan assets totaled $808 million and the benefit obligation totaled $597 million.

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

At September 30, 2021, the Company had 10,891 outstanding and exercisable stock options, with a weighted average exercise price of $32.98, weighted average remaining contractual term of less than 1 year and an aggregate intrinsic value of $0.2 million.

During the nine months ended September 30, 2021, there were exercises of 12,183 stock options with a total intrinsic value of $0.1 million.

The Company’s restricted and performance-based share awards to certain employees and directors are subject to service requirements. A summary of the status of the Company’s nonvested restricted and performance-based share awards at September 30, 2021 are presented in the following table.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2021	1,886,853	$34.77
Granted	236,874	36.50
Vested	(62,299)	33.74
Forfeited	(167,411)	35.32
Nonvested at September 30, 2021	1,894,017	$34.97

At September 30, 2021, there was $46.8 million of total unrecognized compensation expense related to nonvested restricted and performance shares expected to vest in the future. This compensation is expected to be recognized in expense over a weighted average period of 3.0 years. The total fair value of shares that vested during the nine months ended September 30, 2021 was $2.6 million.

During the nine months ended September 30, 2021, the Company granted 60,996 performance share awards subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $38.49 per share and 60,996 performance shares subject to an operating earnings per share performance metric with a grant date fair value of $32.17 per share to key members of executive management. The number of performance shares subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 48 regional banks. The fair value of the performance shares subject to TSR at the grant date was determined using a Monte Carlo simulation method. The number of performance shares subject to operating earnings per share that ultimately vest will be based on the Company’s attainment of certain operating earnings per share goals over the two-year performance period. The maximum number of performance shares that could vest is 200% of the target award. Compensation expense for these performance shares is recognized on a straight line basis over the three-year service period.

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

The contract amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. The Company had a reserve for unfunded lending commitments of $28.9 million and $29.9 million at September 30, 2021 and December 31, 2020, respectively.

The following table presents a summary of the Company’s off-balance sheet financial instruments as of September 30, 2021 and December 31, 2020:

	September 30,	December 31,
(in thousands)	2021	2020
Commitments to extend credit	$8,983,039	$8,106,223
Letters of credit	370,905	365,510

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present for each of the fair value hierarchy levels the Company’s financial assets and liabilities that are measured at fair value on a recurring basis in the consolidated balance sheets at September 30, 2021 and December 31, 2020:

	September 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$394,722	$—	$394,722
Municipal obligations	—	316,027	—	316,027
Corporate debt securities	—	14,761	—	14,761
Residential mortgage-backed securities	—	3,253,393	—	3,253,393
Commercial mortgage-backed securities	—	2,884,433	—	2,884,433
Collateralized mortgage obligations	—	137,585	—	137,585
Total available for sale securities	—	7,000,921	—	7,000,921
Mortgage loans held for sale	—	72,456	—	72,456
Derivative assets (1)	—	98,156	—	98,156
Total recurring fair value measurements - assets	$—	$7,171,533	$—	$7,171,533
Liabilities
Derivative liabilities (1)	$—	$35,236	$4,472	$39,708
Total recurring fair value measurements - liabilities	$—	$35,236	$4,472	$39,708

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$213,370	$—	$213,370
Municipal obligations	—	326,725	—	326,725
Corporate debt securities	—	11,764	—	11,764
Residential mortgage-backed securities	—	2,629,811	—	2,629,811
Commercial mortgage-backed securities	—	2,455,534	—	2,455,534
Collateralized mortgage obligations	—	362,123	—	362,123
Total available for sale securities	—	5,999,327	—	5,999,327
Derivative assets (1)	—	150,180	—	150,180
Total recurring fair value measurements - assets	$—	$6,149,507	$—	$6,149,507
Liabilities
Derivative liabilities (1)	$—	$49,612	$5,645	$55,257
Total recurring fair value measurements - liabilities	$—	$49,612	$5,645	$55,257

(1)	For further disaggregation of derivative assets and liabilities, see Note 6 - Derivatives.

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

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements

The table below presents a rollforward of the amounts on the consolidated balance sheets for the nine months ended September 30, 2021 and the year ended December 31, 2020 for financial instruments of a material nature that are classified within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis:

(in thousands)
Balance at December 31, 2019	$5,704
Cash settlement	(1,656)
Losses included in earnings	1,597
Balance at December 31, 2020	5,645
Cash settlement	(1,327)
Losses included in earnings	154
Balance at September 30, 2021	$4,472

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

($ in thousands)
Fair Value
Level 3 Class	September 30, 2021	December 31, 2020
Derivative liability	$4,472	$5,645
Valuation technique	Discounted cash flow	Discounted cash flow
Unobservable inputs:
Visa Class A appreciation - range	6%-12%	6%-12%
Visa Class A appreciation - weighted average	9%	9%
Conversion rate - range	1.62x-1.60x	1.62x-1.60x
Conversion rate -weighted average	1.6114x	1.6114x
Time until resolution	3-27 months	3-36 months

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

	September 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent loans individually evaluated for credit loss	$—	$17,381	$—	$17,381
Other real estate owned and foreclosed assets, net	—	—	8,423	8,423
Total nonrecurring fair value measurements	$—	$17,381	$8,423	$25,804

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent loans individually evaluated for credit loss	$—	$60,451	$—	$60,451
Other real estate owned and foreclosed assets, net	—	—	11,648	11,648
Total nonrecurring fair value measurements	$—	$60,451	$11,648	$72,099

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

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amounts:

	September 30, 2021
				Total Fair	Carrying
(in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$3,590,661	$—	$—	$3,590,661	$3,590,661
Available for sale securities	—	7,000,921	—	7,000,921	7,000,921
Held to maturity securities	—	1,385,967	—	1,385,967	1,307,701
Loans, net	—	17,381	20,526,735	20,544,116	20,514,494
Loans held for sale	—	90,618	—	90,618	90,618
Derivative financial instruments	—	98,156	—	98,156	98,156
Financial liabilities:
Deposits	$—	$—	$29,177,424	$29,177,424	$29,208,157
Federal funds purchased	1,825	—	—	1,825	1,825
Securities sold under agreements to repurchase	643,403	—	—	643,403	643,403
FHLB short-term borrowings	—	1,126,938	—	1,126,938	1,100,000
Long-term debt	—	260,964	—	260,964	248,011
Derivative financial instruments	—	35,236	4,472	39,708	39,708

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Carrying Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$1,860,092	$—	$—	$1,860,092	$1,860,092
Available for sale securities	—	5,999,327	—	5,999,327	5,999,327
Held to maturity securities	—	1,467,581	—	1,467,581	1,357,170
Loans, net	—	60,451	21,472,933	21,533,384	21,339,754
Loans held for sale	—	136,063	—	136,063	136,063
Derivative financial instruments	—	150,180	—	150,180	150,180
Financial liabilities:
Deposits	$—	$—	$27,679,321	$27,679,321	$27,697,877
Federal funds purchased	300	—	—	300	300
Securities sold under agreements to repurchase	567,213	—	—	567,213	567,213
FHLB short-term borrowings	—	1,147,335	—	1,147,335	1,100,000
Long-term debt	—	404,880	—	404,880	378,322
Derivative financial instruments	—	49,612	5,645	55,257	55,257

15. Recent Accounting Pronouncements

Accounting Standards Adopted in 2021

In August 2021, the FASB issued ASU 2021-06, “Presentation of Financial Statements (Topic 205), Financial Services – Depository and Lending (Topic 942) and Financial Services – Investment Companies (Topic 946),” to reflect the issuance of SEC Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. The Company is required to comply with the rules set forth in SEC Release No. 33-10835 for fiscal years ending on or after December 31, 2021, with voluntary early compliance permitted. The Company adopted the rules set forth in this release in its December 31, 2020 Form 10-K and, therefore, was in compliance with this standard upon its issuance.

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

•

the effects of war or other conflicts, acts of terrorism, natural disasters such as hurricanes, freezes, flooding and other man-made disasters, such as oil spills in the Gulf of Mexico, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions; and

•

changes in laws and regulations affecting our businesses, including governmental monetary and fiscal policies, legislation and regulations relating to bank products and services, as well as changes in the enforcement and interpretation of such laws and regulations by applicable governmental and self-regulatory agencies, which could require us to change certain business practices, increase compliance risk, reduce our revenue, impose additional costs on us, or otherwise negatively affect our businesses.

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

Current Economic Environment

Economic recovery continued during the third quarter of 2021, albeit at a slower pace in some respects when compared to the previous quarter. The rate of unemployment again declined, falling to 4.8% in September 2021 from 5.9% in June 2021. Gross Domestic Product displayed 2% growth, slightly short of consensus and smaller than the growth experienced in the preceding four fiscal quarters. Supply chain interruption, labor shortages and wage and pricing pressures intensified during the period, largely the result of the surge in COVID-19 infections caused by the Delta variant of the virus. While there were no widespread or pervasive restrictions on movement or business instituted in response to the surge, the rapid increase in the rate of infection and serious illness created strain on healthcare delivery in many areas in the US and prompted certain localized mandated mitigation measures and other voluntary responses, such as leisure and business event cancellations. These cancellations, continued restrictions on international travel and lagging/limited large-scale convention and other events continue to impact our markets, particularly in the central region.

Parts of our footprint were further affected by Hurricane Ida, a major hurricane that made landfall in late August in Southeast Louisiana. Along with personal and commercial property damage in some hard-hit areas, extensive damage to the region’s energy grid resulted in extended power outages for a portion of our market. The effects of the storm prompted temporary evacuation for many residents and unplanned closures of businesses, schools, and other essential services. As a result, supply chain and labor constraints already present were exacerbated, and many events that foster leisure and business tourism were canceled or postponed. Certain of our fee income categories, such as ATM fees and secondary mortgage market operations, were temporarily impacted by Hurricane Ida’s disruption, but those conditions are not expected to persist. Our hurricane impacted markets generally experience increased economic activity as the communities rebuild and recover from the damage.

Despite the disruption to portions of our market, we continued to experience growth in our core loan portfolio, which excludes the Small Business Administration’s (SBA) Paycheck Protection Program (PPP) loans that continue to be paid down through debt forgiveness. Although loan pricing pressure continues, particularly on shorter-duration facilities, core loan growth continued across most regions and in our equipment finance and healthcare specialty business lines. Similar to last quarter, improvement in economic activity across our footprint led to an increased loan pipeline with a higher pull-through rate and a slight uptick in credit line utilization. These factors, coupled with fewer payoffs, resulted in 4% linked quarter annualized growth. Excess liquidity from PPP loan forgiveness, elevated deposit levels, and the low interest rate environment continue to pressure net interest margin.

Economic Outlook

We utilize economic forecasts produced by Moody’s Analytics (Moody’s) that provide various scenarios to assist in the development of our economic outlook. This outlook discussion utilizes the September 2021 Moody’s forecast, the most current available at September 30, 2021. The forecasts are anchored on a baseline forecast scenario, which Moody’s defines as the “most likely outcome” of where the economy is headed based on current conditions. Several upside and downside scenarios are produced that are derived from the baseline scenario. In the September 2021 baseline forecast, the near-term economic recovery was assumed to be somewhat slower in the short term compared to the assumptions included in the June forecast, largely due to the surge in cases of the COVID-19 Delta variant and scaled back expectations regarding proposed fiscal stimulus. Following a slowdown in late 2021, Moody’s expects growth will be strong in 2022. Key assumptions underlying the baseline forecast are that (1) coronavirus herd resiliency was achieved in late August 2021, with infection abatement pushed to November 2021 due to the Delta variant; (2) no new widespread economic shutdowns will occur in response to virus outbreaks; (3) the unemployment rate continues to decline, with fourth quarter 2021 averaging 4.5%, and full year 2021, 2022 and 2023 rates averaging 5.5%, 3.6% and 3.5%, respectively, reaching full employment by the end of 2022; (4) gross domestic product will increase an average of 6.0% in 2021, 4.3% in 2022 and 2.3% in 2023; (5) the Build Back Better infrastructure and social legislation package, forecasted to be passed in late 2021 at $2.5 trillion, will spur additional economic activity; and (6) the Federal Reserve will continue to respond to the economic impact of COVID-19 by maintaining rates at or near zero until the first quarter of 2023.

The alternative Moody’s forecast scenarios have varying degrees of positive and negative severity of the outcome of the economic downturn, as well as varying shapes and length of recovery. Management determined that assumptions provided for in the downside slower near-term growth (S-2) were as reasonably possible as the baseline scenario, particularly within our footprint; as such, the S-2 scenario was given equal consideration through probability weighting in our allowance for credit losses calculation at September 30, 2021. The S-2 slower near-term growth assumptions (compared to baseline) include a delay in infection abatement until January 2022, continued supply chain disruptions, a smaller or less impactful stimulus package and a near-term rise in unemployment, resulting in a smaller increase in real consumer spending that impedes growth in late 2021 and in 2022.

Uncertainty over some of the assumptions underlying the baseline forecast has increased since the second quarter due to the emergence of and resulting effects of the Delta variant of COVID-19 and the disruption caused by Hurricane Ida. These emerging risks lead to a higher weighting of the S-2 slower growth scenario in the September 30, 2021 calculation of the allowance as compared to June 30, 2021. However, our credit loss outlook has not changed materially, and continued optimism inherent in the forecasted scenarios, coupled with improvements in our asset quality metrics allowed for a modest release of reserves during the period.

Excess liquidity from Paycheck Protection Program (PPP) loan forgiveness and elevated customer deposit levels, coupled with the low interest rate environment are expected to continue to pressure net interest margin in the near term. We continue to focus on effectively managing our asset/liability mix to maximize those resources, and to gain efficiency within our organization. The timing of the return to pre-pandemic conditions in our footprint remains uncertain. Forward-looking information based on management’s expectation of near-term performance is provided in the sections that follow.

Given the economic volatility that has stemmed from the pandemic, including supply chain constraints, labor shortages and the potential for future impacts that may result from mitigation measures intended to combat variants of the virus, it is not possible to accurately predict the extent, severity or duration of these conditions or when typical operating conditions will fully resume. The continued success of government initiatives in stimulating economic activity, societal response to virus containment measures and the efficacy of vaccines and/or treatments that will control the rate of serious illness are critical to the resolution of the crisis. We continuously seek to monitor and anticipate developments, but cannot predict all of the various adverse effects COVID-19 will have on our business, financial condition, liquidity and results of operations.

Highlights of the Third Quarter 2021

We reported net income for the third quarter of 2021 of $129.6 million, or $1.46 per diluted common share (EPS), compared to $88.7 million, or $1.00 EPS in the second quarter of 2021 and $79.4 million, or $.90 EPS, in the third quarter of 2020. The third quarter of 2021 included net nonoperating income of $1.4 million (pre-tax), or $0.01 EPS (after tax), including a gain of $4.6 million from the sale of the remaining Hancock Horizon funds and a severance expense reversal of $1.9 million, partially offset by Hurricane Ida expenses of $5.1 million. The second quarter of 2021 included net nonoperating expense of $42.2 million (pre-tax), or $0.37 EPS (after tax), including costs associated with the planned closure of 18 financial centers, the Voluntary Early Retirement Incentive Program (VERIP), a reduction in force, and the redemption of subordinated notes, partially offset by a gain on the sale of Mastercard Class B common stock (Mastercard stock).

Third quarter 2021 results compared to second quarter 2021:

•

Net income of $129.6 million, or $1.46 per diluted share, was up $40.9 million, or $0.46 per diluted share; excluding the impact of nonoperating items, earnings per diluted share was up $0.08 linked quarter.

•	Operating pre-provision net revenue (PPNR) totaled $134.8 million, down $2.4 million, or 2%
•	Total loans of $20.9 billion declined $262.5 million, or 1%, with PPP loans down $482.2 million from loan forgiveness, partially offset by core loan (excluding PPP) growth of $219.7 million
•	Total deposits of $29.2 billion decreased $65 million and noninterest bearing deposits of $13.7 billion increased $247 million
•	Negative provision for credit losses of $27.0 million resulting from $28.8 million in reserve release and $1.8 million net charge-offs
•	Allowance for credit losses coverage remains strong at 1.92% of total loans, or 2.00% excluding PPP loans
•	Improved asset quality, with declines of 27% in nonperforming loans and 11% in criticized commercial loans
•	Net interest margin was down 2 basis points (bps) to 2.94%, mainly from the continued impact of excess liquidity as a result of PPP loan forgiveness
•	Tangible common equity (TCE) ratio of 7.85%, up 15 bps

We achieved solid third quarter performance despite the impact of Hurricane Ida and the COVID-19 Delta surge. Net income was up, with operating results driven largely by a $27 million negative provision, reflecting continued improved economic conditions and asset quality. Despite a 2 bp compression in the net interest margin, net interest income (te) was virtually unchanged linked-quarter. Fee income declined, partly as a result of Hurricane Ida disruptions; however, our operating expense was essentially flat as efficiency initiatives announced earlier in the year are maturing and reflected in our results. Our balance sheet remained strong with continued core loan growth and an increase in noninterest-bearing deposits. Capital remained solid, with TCE improving 15 bps to 7.85%.

As an organization, we are proud to have aided in hurricane relief efforts and provided recovery assistance to our impacted communities by maintaining business continuity and through the distribution of meals, ice and fuel to those in need. Reinforced with technological and structural enhancements we have implemented since Hurricane Katrina, our corporate headquarters in Gulfport, Mississippi, and technology and operations centers opened without storm damage. While we had damage to facilities, we do not expect a financial impact other than the $5.1 million reflected in our third quarter results, including no significant provision for credit loss.

We believe our third quarter results and near term guidance are the building blocks for our path to an efficiency ratio target of 55% by fourth quarter of 2022. Our path to this target considers continued momentum in core loan growth, maintaining our target level of expenses with additional efficiency initiatives, including strategic procurement, and deployment of excess liquidity into loans and modest investment in the bond portfolio. Additional information related to our expectations is included in the discussions that follow.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) for the third quarter of 2021 was $237.5 million, relatively flat compared to the second quarter of 2021 and down $0.9 million, or less than 1% from the third quarter of 2020.

The relatively flat net interest income (te) compared to the second quarter of 2021 was due to increases from an additional accrual day and reduction in cost of funds, offset by a $1.3 million decrease in interest recoveries and an unfavorable change in the earning asset mix. The reduction in cost of funds reflects a favorable change in the deposit mix that includes increased noninterest-bearing and lower-cost interest-bearing transaction deposits, while higher-cost time deposits and interest bearing public fund deposits were down, as well as lower borrowing costs from the redemption of $150 million in subordinated notes late in the second quarter. The unfavorable change in average earning assets was a result of a net decrease in loans, largely due to the forgiveness of PPP loans offset by increases in lower-yielding short-term investments and securities from investments made late in the prior quarter.

The net interest margin for the third quarter of 2021 was 2.94%, down 2 bps from 2.96% in the second quarter of 2021. The compression compared to the prior quarter was driven by declines of 6 bps attributable to a change in earning asset mix and 1 bp from lower interest recoveries, partially offset by an increase of 3 bps attributable to lower deposit costs, due in part to strategic pricing and an improving mix and 2 bps due to the full quarter impact of the subordinated note redemption.

The $0.9 million decrease in net interest income (te) compared to the third quarter of 2020 was attributable to the impact of the low interest rate environment on average earning assets combined with an unfavorable change in earning asset mix, a $0.8 million increase in securities premium amortization, and a $1.6 million decrease in purchase accounting accretion, partially offset by the impact of a $2.7 billion increase in average earning assets, a $3.5 million increase in interest recoveries, and an 18 bp decrease in funding costs as a result of a combination of the interest rate environment, strategic deposit pricing and a favorable change in deposit mix. Average earning asset growth compared to the same quarter last year of $2.7 billion, or 9%, was driven by excess liquidity from a $2.5 billion increase in average deposits. The increase in average earning assets reflects an unfavorable change in mix, with a $2.2 billion increase in short-term investments, a $2.0 billion increase in securities, and a $1.5 billion decrease in loans.

The net interest margin was down 29 bps compared to the third quarter of 2020 as a result of the low interest rate environment and a less favorable average earning asset mix, partially offset by a favorable change in the funding mix. Compared to the third quarter of 2020, the yield on earning assets was down 47 bps, while the cost of funds decreased 18 bps to 0.12% from 0.30%, as we strategically priced downward interest-bearing transaction and time deposits by reducing promotional rates and used excess liquidity to reduce the balance of higher costing brokered deposits. The cost of long-term debt was 5.08%, down 52 bps from 5.60% in the third quarter of 2020 due to the June 2021 redemption of subordinated notes.

Net interest income (te) for the nine months ended September 30, 2021 was $712.5 million, down $1.6 million, or less than 1%, from the same period in 2020, due in part to one fewer accrual day. The impacts of changes in volume/mix and rates within earning assets and interest-bearing liabilities largely offset, as illustrated in the table that follows this discussion. The net interest margin was 3.00% for the nine months ended September 30, 2021, down 29 bps from the same period in 2020.

We anticipate that the net interest margin could compress an additional 4 bps in the fourth quarter of 2021, primarily due to elevated levels of excess liquidity as a result of PPP loan forgiveness, absent opportunities to deploy liquidity. We currently expect the net interest margin to be down 30 bps for the full year of 2021 versus the 2020 net interest margin of 3.27%. Net interest income (te) is expected to be slightly down linked-quarter and to be down approximately 1% for the full year 2021 as compared to 2020.

The following tables detail the components of our net interest income (te) and net interest margin.

	Three Months Ended
	September 30, 2021			June 30, 2021			September 30, 2020
(dollars in millions)	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$16,918.4	$150.3	3.52%	$17,233.1	$149.3	3.47%	$17,607.2	$155.6	3.52%
Residential mortgage loans	2,376.5	21.5	3.63%	2,443.0	23.9	3.92%	2,807.5	27.5	3.92%
Consumer loans	1,646.3	20.4	4.90%	1,712.7	21.0	4.92%	1,993.1	24.0	4.79%
Loan fees & late charges	—	13.5	0.00%	—	16.5	0.00%	—	15.2	0.00%
Total loans (te) (b)	20,941.2	205.7	3.90%	21,388.8	210.7	3.95%	22,407.8	222.3	3.95%
Loans held for sale	82.6	0.6	3.06%	89.6	0.6	2.90%	112.2	0.8	2.96%
US Treasury and government agency securities	395.6	1.6	1.59%	291.0	1.2	1.67%	165.6	0.8	1.99%
Mortgage-backed securities and collateralized mortgage obligations	7,033.7	31.4	1.79%	6,961.4	31.0	1.78%	5,326.2	29.4	2.21%
Municipals (te)	925.0	6.8	2.93%	930.1	6.8	2.94%	889.5	6.7	3.01%
Other securities	14.5	0.1	3.56%	12.3	0.1	3.64%	8.0	0.1	4.33%
Total securities (te) (c)	8,368.8	39.9	1.91%	8,194.8	39.1	1.91%	6,389.3	37.0	2.31%
Total short-term investments	2,704.8	1.0	0.15%	2,522.3	0.7	0.11%	503.0	0.1	0.10%
Total earning assets (te)	$32,097.4	$247.2	3.06%	$32,195.5	$251.1	3.13%	$29,412.3	$260.2	3.53%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$11,341.0	$1.7	0.06%	$11,315.8	$2.7	0.10%	$9,806.8	$4.2	0.17%
Time deposits	1,274.9	1.0	0.32%	1,466.5	1.7	0.47%	2,174.6	6.0	1.09%
Public funds	3,085.4	2.3	0.30%	3,208.7	2.6	0.33%	3,196.8	4.6	0.57%
Total interest-bearing deposits	15,701.3	5.0	0.13%	15,991.0	7.0	0.18%	15,178.2	14.8	0.39%
Repurchase agreements	509.0	0.1	0.08%	556.1	0.2	0.15%	627.9	0.3	0.19%
Other short-term borrowings	1,103.3	1.4	0.49%	1,104.9	1.4	0.49%	1,105.4	1.3	0.50%
Long-term debt	248.0	3.2	5.08%	371.9	5.0	5.42%	386.0	5.4	5.60%
Total borrowings	1,860.3	4.7	0.99%	2,032.9	6.6	1.30%	2,119.3	7.0	1.33%
Total interest-bearing liabilities	17,561.6	9.7	0.22%	18,023.9	13.6	0.30%	17,297.5	21.8	0.50%
Net interest-free funding sources	14,535.8			14,171.6			12,114.8
Total cost of funds	$32,097.4	$9.7	0.12%	$32,195.5	$13.6	0.17%	$29,412.3	$21.8	0.30%
Net interest spread (te)		$237.5	2.84%		$237.5	2.82%		$238.4	3.02%
Net interest margin	$32,097.4	$237.5	2.94%	$32,195.5	$237.5	2.96%	$29,412.3	$238.4	3.23%

(a)	Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities.
(d)

Included in interest income is net purchase accounting accretion of $1.6 million, $1.6 million, and $3.2 million for the three months ended September 30, 2021, June 30, 2021, and September 30, 2020, respectively.

	Nine Months Ended
	September 30, 2021			September 30, 2020
(dollars in millions)	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$17,160.4	$455.4	3.55%	$17,217.5	$503.5	3.91%
Residential mortgage loans	2,472.5	70.1	3.78%	2,899.6	85.4	3.93%
Consumer loans	1,722.6	62.7	4.87%	2,083.3	78.7	5.05%
Loan fees & late charges	—	43.4	0.00%	—	26.4	0.00%
Total loans (te) (b)	21,355.5	631.6	3.95%	22,200.4	694.0	4.17%
Loans held for sale	94.6	2.0	2.76%	80.9	2.1	3.47%
US Treasury and government agency securities	301.0	3.7	1.66%	139.2	2.3	2.20%
Mortgage-backed securities and collateralized mortgage obligations	6,770.4	91.8	1.81%	5,198.4	91.1	2.34%
Municipals (te)	929.8	20.4	2.93%	877.7	20.0	3.05%
Other securities	12.8	0.4	3.73%	8.0	0.3	4.31%
Total securities (te) (c)	8,014.0	116.3	1.94%	6,223.3	113.7	2.44%
Total short-term investments	2,309.4	2.1	0.12%	515.7	0.8	0.21%
Total earning assets (te)	$31,773.5	$752.0	3.16%	$29,020.3	$810.6	3.73%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$11,152.9	$7.8	0.09%	$9,332.6	$21.4	0.31%
Time deposits	1,497.8	5.7	0.51%	2,895.0	33.3	1.54%
Public funds	3,168.0	7.8	0.33%	3,256.2	21.6	0.89%
Total interest-bearing deposits	15,818.7	21.3	0.18%	15,483.8	76.3	0.66%
Repurchase agreements	549.3	0.5	0.12%	574.6	1.2	0.27%
Other short-term borrowings	1,104.3	4.1	0.49%	1,470.3	7.2	0.66%
Long-term debt	338.4	13.6	5.37%	298.5	11.8	5.25%
Total borrowings	1,992.0	18.2	1.22%	2,343.4	20.2	1.15%
Total interest-bearing liabilities	17,810.7	39.5	0.30%	17,827.2	96.5	0.72%
Net interest-free funding sources	13,962.8			11,193.1
Total cost of funds	$31,773.5	$39.5	0.17%	$29,020.3	$96.5	0.44%
Net interest spread (te)		$712.5	2.87%		$714.1	3.01%
Net interest margin	$31,773.5	$712.5	3.00%	$29,020.3	$714.1	3.29%

(a)	Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains/losses on available for sale securities.
(d)	Included in interest income is net purchase accounting accretion of $6.7 million and $13.1 million for the nine months ended September 30, 2021 and 2020, respectively.

Provision for Credit Losses

During the third quarter of 2021, we recorded a negative provision for credit losses of $27.0 million, compared to a negative provision for credit losses of $17.2 million in the second quarter of 2021, and a $25.0 million provision for credit losses expense in the third quarter of 2020. The third quarter of 2021 negative provision included net charge-offs of $1.8 million and a reserve release of $28.8 million. The second quarter of 2021 negative provision included net charge-offs of $10.5 million and a reserve release of $27.7 million. The negative provision for credit losses recorded in the third and second quarters of 2021 reflect improvements in macroeconomic forecasts and in our asset quality metrics. The third quarter of 2020 provision for credit loss expense included net charge-offs of $24.0 million and a reserve build of $1.0 million.

For the nine months ended September 30, 2021, we recorded a negative provision for credit losses of $49.1 million, compared to a provision for credit loss expense of $578.7 million for same period in 2020. As noted above, reserve releases made in 2021 reflect continued improvement in macroeconomic forecasts and asset quality metrics. The provision for credit losses expense recorded in the nine months ended September 30, 2020 was driven by economic deterioration brought on by the widespread economic shutdown in response to the COVID-19 pandemic and the loss on the sale of a portion of our energy loan portfolio in July 2020.

Net charge-offs in the third quarter of 2021 were $1.8 million, or 0.03% of average total loans on an annualized basis, compared to $10.5 million, or 0.20% in the second quarter of 2021, and $24.0 million, or 0.43% in the third quarter of 2020. The third quarter of 2021 included $0.5 million of commercial net charge-offs, $0.4 million of residential mortgage net recoveries and $1.7 million of consumer net charge-offs. The second quarter of 2021 included $9.3 million of commercial net charge-offs, $0.1 million of residential mortgage net recoveries and $1.3 million of consumer net charge-offs. Net charge-offs in the third quarter of 2020 included $17.3 million of net charge-offs of healthcare-dependent credits.

The discussion of Allowance for Credit Losses and Asset Quality later in this Item provides additional information on these changes and on general credit quality, including our near-term outlook.

Noninterest Income

Noninterest income totaled $93.4 million for the third quarter of 2021, down $0.9 million, or 1%, from the second quarter of 2021, and up $9.6 million, or 11%, from the third quarter of 2020. Noninterest income includes nonoperating income of $4.6 million from the sale of the remaining Hancock Horizon Funds in the third quarter of 2021 and $2.8 million related to the sale of Mastercard stock in the second quarter of 2021. Excluding these items, operating noninterest income decreased $2.7 million, or 3%, linked quarter which was largely attributable to lower secondary mortgage market operations income, with limited impact from Hurricane Ida. The increase compared to the third quarter of 2020 was attributable to most fee categories as economic conditions have improved and consumer activity rebounded, and the previously mentioned nonoperating items, partially offset by the decline in secondary mortgage market operations income and a lower level of bank owned life insurance gains.

The components of noninterest income are presented in the following table for the indicated periods.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(in thousands)	2021	2021	2020	2021	2020
Service charges on deposit accounts	$21,159	$19,381	$18,440	$59,686	$56,795
Trust fees	16,041	16,307	14,424	47,351	43,390
Bank card and ATM fees	19,833	20,483	17,222	58,436	50,541
Investment and annuity fees and insurance commissions	7,167	7,331	5,988	21,956	18,504
Secondary mortgage market operations	6,972	12,556	12,875	31,238	28,736
Income from bank-owned life insurance	3,907	3,347	6,628	14,535	14,211
Credit related fees	2,568	2,971	2,911	8,383	8,585
Income from customer and other derivatives	2,970	3,750	1,739	11,755	9,718
Securities transactions, net	—	333	376	333	488
Gain on sale of Mastercard Class B common stock	—	2,800	—	2,800	—
Gain on sale of Hancock Horizon Funds	4,576	—	—	4,576	—
Other miscellaneous	8,168	5,013	3,145	13,673	11,110
Total noninterest income	$93,361	$94,272	$83,748	$274,722	$242,078

Service charges are composed of overdraft and insufficient funds fees, business and corporate account analysis fees, overdraft protection fees and other customer transaction-related charges. Service charges on deposits totaled $21.2 million for the third quarter of 2021, up $1.8 million, or 9%, from the second quarter of 2021, and up $2.7 million, or 15%, from the third quarter of 2020. The increase from the second quarter of 2021 is primarily attributable to an additional processing day, increased account activity and a lower earnings credit rate applied to excess deposit balances. The increase from the third quarter of 2020 was largely due to both increased activity related fees and higher overdraft revenue, which continues to rebound as consumer spending activity returns, although fees remain lower than pre-pandemic levels due in part to higher checking account balances.

Trust fee income represents revenue generated from a full range of trust services, including asset management and custody services provided to individuals, businesses and institutions. Trust fees decreased $0.3 million, or 2%, from the prior quarter and increased $1.6 million, or 11%, compared to the same quarter a year ago. The decrease compared to the prior quarter is primarily due to seasonal tax preparation fees recorded in the second quarter. The increase from the same quarter a year ago was largely due to the continued rebound from the volatility in the markets in 2020 and a new fee structure introduced in the second quarter of 2021. Trust assets under management totaled $9.5 billion at September 30, 2021, compared to $10.1 billion at June 30, 2021, and $9.0 billion at September 30, 2020.

Bank card and ATM fees include interchange and other income from credit and debit card transactions, fees earned from processing card transactions for merchants, and fees earned from ATM transactions. Bank card and ATM fees totaled $19.8 million for the third quarter of 2021, down $0.7 million, or 3%, from the second quarter of 2021 and up $2.6 million, or 15%, from the same quarter last year. The decrease from the prior quarter was largely due to branch and ATM closures and fee waivers related to Hurricane Ida. The increase from the same quarter last year reflects higher levels of activity as economic conditions continue to improve.

Investment and annuity fees and insurance commissions decreased $0.2 million, or 2%, compared to the second quarter 2021 and were up $1.2 million, or 20%, compared to the same quarter a year ago. The decline from the prior quarter was primarily due to lower underwriting activity, annuity sales and insurance commissions, partially offset by higher investment activity fees. The increase from the same quarter of the prior year was attributable to an increase in investment commissions and annuity sales activity as the lower interest rate environment slowed bond trading activity in 2020.

Income from secondary mortgage market operations is comprised of income produced from the origination and sales of residential mortgage loans in the secondary market. We offer a full range of mortgage products to our customers and typically sell longer-term fixed rate loans while retaining the majority of adjustable rate loans, as well as loans generated through programs to support customer relationships. Income from secondary mortgage market operations was $7.0 million in the third quarter of 2021, down $5.6 million, or 44%, from the second quarter of 2021 and down $5.9 million, or 46%, from the third quarter of 2020. The decrease in income compared to the prior quarter was due largely to the diversification of delivery methods in the second quarter of 2021, which resulted in a one-time acceleration of income recognition in the prior quarter, as well as slowed production in the third quarter due in part to disruption caused by Hurricane Ida in a portion of our market. Third quarter 2021 mortgage applications were down approximately 15% when compared to the second quarter of 2021. Secondary mortgage market operations income will vary based on application volume and pull through rates. We expect mortgage fees to decline in time as the demand for mortgage loans and refinancing slows.

Income from bank-owned life insurance (BOLI) is typically generated through insurance benefit proceeds as well as the growth of the cash surrender value of insurance contracts held. Income from bank-owned life insurance was $3.9 million for the third quarter of 2021, up $0.6 million, or 17%, from the second quarter of 2021, and down $2.7 million, or 41%, from the third quarter of 2020. The linked-quarter increase is attributable to benefit proceeds recorded in third quarter of 2021, and the decrease from the prior year is attributable to benefit proceeds of $3.4 million recorded in the third quarter of 2020.

Credit-related fees include fees assessed on letters of credit and unused portions of loan commitments. Credit related fees were $2.6 million for the third quarter of 2021, down $0.4 million, or 14%, from the second quarter of 2021 and down $0.3 million, or 12%, from the third quarter of 2020. The linked quarter decrease is primarily attributable to a decline in loan commitment fees, as credit line utilization increased during the period. The decrease from the third quarter of 2020 is primarily attributable to a decrease in letters of credit fees.

Income from customer and other derivatives is largely from our customer interest rate derivative program and totaled $3.0 million for the third quarter of 2021 compared to $3.8 million in the second quarter of 2021 and $1.7 million for the third quarter of 2020. Derivative income can be volatile and is dependent upon the composition of the portfolio, volume and mix of sales activity and market value adjustments due to market interest rate movement.

Other miscellaneous income is comprised of various items, including income from small business investment companies (SBIC), FHLB stock dividends, and syndication fees. Other miscellaneous income (excluding nonoperating items) totaled $8.2 million, up $3.2 million compared to the second quarter of 2021 and up $5.0 million compared to the third quarter of 2020. The increase compared to the prior period was largely driven by net gains on sales of other assets, partially offset by decreases in syndication fees and SBIC income. The increase compared to the prior year reflects increased net gains on sales of other assets and higher teller fees, partially offset by a gain on a lease buyout recorded in the third quarter of 2020.

Noninterest income for the first nine months of 2021 was $274.7 million, up $32.6 million, or 13% from the first nine months of 2020, and includes the $7.4 million of nonoperating income, as noted above. Excluding the nonoperating items, operating noninterest income was up $25.3 million, or 10%. The increase in fee income for the first nine months of 2021 compared to 2020 includes increases in almost all fee categories and is primarily attributable to the economic rebound from the recessionary market conditions present in much of the first nine months of 2020. Card fees were up $7.9 million, or 16%, related to increased activity. Trust fees were up $4.0 million, or 9%, primarily in personal trust with improved market conditions and a higher level of assets under management. Insurance, investment and annuity fees were up $3.5 million, or 19%, with increased annuity and investment fees. Secondary mortgage fees were up $2.5 million, or 9%, related to the low interest rate environment. Other miscellaneous income, excluding nonoperating items, was up $2.6 million, or 23%.

Management expects fee income, excluding nonoperating items, to remain relatively flat for the fourth quarter of 2021, and to grow approximately 9% on a full year basis with increases expected in most fee categories.

Noninterest Expense

Noninterest expense for the third quarter of 2021 was $194.7 million, down $42.1 million, or 18%, from the second quarter of 2021, and down $1.1 million, or 1%, from the third quarter of 2020. The third quarter of 2021 included $3.2 million in net nonoperating expenses which included a $1.9 million severance reversal for certain employees with positions eliminated in the prior quarter that were internally placed and $5.1 million in expenses related to Hurricane Ida, which includes damage to facilities, recovery cost, charitable contributions to organizations providing recovery assistance, temporary housing, distribution of meals, ice and fuel, among other things. The second quarter of 2021 included $45.0 million of nonoperating expenses, with $40.8 million related to initiatives put in place to improve overall efficiency and operating performance and $4.2 million related to the redemption of $150 million of subordinated notes. There were no nonoperating expenses in the third quarter of 2020. Excluding these items, operating expense was down $0.3 million, or less than 1%, linked quarter, and down $4.3 million, or 2%, from the same quarter a year ago. The decrease in operating expense from the prior quarter was largely driven by lower salaries and benefits and lower occupancy as a result of initiatives put in place during the second quarter of 2021, and lower professional services expense, partially offset by higher business development costs, regulatory expense and data processing expense, as card activity increased. Compared to the same quarter last year, the decrease was largely attributable to personnel expense savings as a result of reduced headcount, lower occupancy expense resulting from branch closures, lower FDIC assessment and corporate value tax, and a decrease in professional services expense, partially offset by an increase in data processing expense as a result of higher level of card activity.

The components of noninterest expense for the periods indicated are presented in the following tables.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(in thousands)	2021	2021	2020	2021	2020
Compensation expense	$92,601	$100,587	$97,095	$289,034	$286,922
Employee benefits	19,377	42,067	20,761	85,213	64,892
Personnel expense	111,978	142,654	117,856	374,247	351,814
Net occupancy expense	11,974	12,955	13,191	37,839	39,272
Equipment expense	4,894	4,392	5,355	14,067	14,724
Data processing expense	24,766	23,885	21,888	71,598	65,185
Professional services expense	12,748	13,473	14,372	37,472	35,098
Amortization of intangible assets	4,082	4,245	4,788	12,746	15,302
Deposit insurance and regulatory fees	3,680	2,967	4,108	10,042	15,039
Other real estate and foreclosed asset expense	(376)	(86)	(482)	(456)	9,188
Advertising	3,638	2,276	3,159	8,400	10,089
Corporate value, franchise and other non-income taxes	3,414	3,422	4,872	11,300	13,649
Telecommunications and postage	3,087	3,163	4,043	9,568	11,483
Entertainment and contributions	2,280	1,486	1,315	5,214	7,146
Travel expense	765	667	309	1,789	1,816
Printing and supplies	914	941	1,271	2,833	4,006
Tax credit investment amortization	1,112	1,113	961	3,337	2,882
Other retirement expense	(7,294)	(6,806)	(6,337)	(20,645)	(18,796)
Loss on extinguishment of debt	—	4,165	—	4,165	—
Loss on facilities and equipment from consolidation	—	15,462	—	15,462	929
Other miscellaneous	13,041	6,396	5,105	25,567	16,822
Total noninterest expense	$194,703	$236,770	$195,774	$624,545	$595,648

Nonoperating Expenses (included above)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2021	2021	2020	2021	2020
Nonoperating expense
Compensation expense	$(1,862)	$5,161	$—	$3,299	$—
Employee benefits	3	20,189	—	20,192	—
Personnel expense	(1,859)	25,350	—	23,491	—
Net occupancy expense	2	—	—	2	—
Equipment expense	2	—	—	2	—
Advertising	2	—	—	2	—
Entertainment and contributions	174	—	—	174	—
Travel expense	5	—	—	5	—
Printing and supplies	22	—	—	22	—
Loss on extinguishment of debt	—	4,165	—	4,165	—
Loss on facilities and equipment from consolidation	—	15,462	—	15,462	—
Other miscellaneous	4,877	—	—	4,877	—
Total nonoperating expenses	$3,225	$44,977	$—	$48,202	$—

Personnel expense consists of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability. Personnel expense totaled $112.0 million for the third quarter of 2021, down $30.7 million, or 22%, compared to the prior quarter and down $5.9 million, or 5%, compared to the same quarter last year. The third quarter of 2021 includes a $1.9 million credit of nonoperating expense, primarily related to the reversal of severance, as noted above. The second quarter of 2021 includes $25.4 million of nonoperating expenses related to efficiency initiatives, including the VERIP ($20.2 million) and reduction in force ($5.1 million). Excluding the nonoperating expenses, personnel expense was down $3.5 million, or 3%, from the prior quarter, and down $4.0 million, or 3%, from the same quarter last year. The decrease from the prior quarter is primarily attributable to a decrease of 197 full-time equivalent employees (FTEs), primarily the result of the reduction in force at the end of the second quarter. The decrease from the same quarter last year is attributable to a decrease of 629 FTEs as a result of the VERIP, the closure of 20 financial centers and the second quarter reduction in force, partially offset by annual merit raises and higher bonus and incentive accruals.

Occupancy and equipment expenses are primarily composed of lease expenses, depreciation, maintenance and repairs, rent, taxes, and other equipment expenses. Occupancy and equipment expenses totaled $16.9 million in the third quarter of 2021, down $0.5 million, or 3%, from the second quarter of 2021 and $1.7 million, or 9%, from the third quarter of 2020. The linked-quarter decrease was largely related to a decrease in occupancy expense due in part to branch closures, partially offset by an increase in equipment expense related to equipment purchases. The decrease from the same quarter last year is related to decreases in both occupancy expense and equipment expense, largely attributable to the eight financial centers that were closed in April 2021.

Data processing expense includes expenses related to third party technology processing and servicing costs, technology project costs and fees associated with bank card and ATM transactions. Data processing expense was $24.8 million for the third quarter of 2021, up $0.9 million, or 4%, compared to the second quarter of 2021, and up $2.9 million, or 13%, compared to the third quarter of 2020. The increase over the second quarter of 2021 is largely due to the increase in card activity. The increase from third quarter of 2020 is largely due to expense associated with investments in new technology, along with processing expense related to the increase in bank card activity.

Professional services expense for the third quarter of 2021 totaled $12.7 million, down $0.7 million, or 5%, compared to the previous quarter and $1.6 million, or 11%, from the third quarter of 2020. The decrease from the second quarter of 2021 and the same quarter last year is primarily attributable to lower levels of expense related to PPP consulting support and legal fees.

Deposit insurance and regulatory fees totaled $3.7 million, up $0.7 million, or 24%, from the second quarter of 2021 and down $0.4 million, or 10%, from the third quarter of 2020. The increase from the prior period is due in part to the impact of declining PPP loans and a change in the treatment of certain CECL transition provisions on the risk based assessment. The decrease from the same quarter last year is largely due to the favorable effect that excess liquidity and continued asset quality improvement has on the risk-based assessment. We expect our deposit assessment fee to return to a more typical level as our excess liquidity declines.

Corporate value, franchise and other non-income tax expense for the third quarter of 2021 totaled $3.4 million, virtually unchanged from the prior quarter and down $1.5 million, or 30%, compared to the same quarter last year. The decrease from the third quarter of 2020 reflects a decrease in bank share tax as a result of the net loss recorded in 2020.

Business development-related expenses (including advertising, travel, entertainment and contributions) totaled $6.7 million for the third quarter of 2021, up $2.3 million, or 51%, from the second quarter of 2021, and $1.9 million, or 40%, from the third quarter of 2020. The linked-quarter increase was largely due to an increase in advertising and charitable contributions and the increase over last year was largely due to entertainment and contributions, advertising and travel expense.

All other expenses, excluding amortization of intangibles and nonoperating items, totaled $5.6 million for the third quarter of 2021, an increase of $0.9 million from the second quarter of 2021, and an increase of $1.0 million from the third quarter of 2020. The variance compared to both periods is the result of approximately $1.0 million in contract cancellation costs in the third quarter of 2021.

Noninterest expense totaled $624.5 million for the first nine months of 2021, up $28.9 million, or 5%, from the first nine months of 2020. Excluding the nonoperating expenses described above, operating expense was down $19.3 million, or 3%. Other real estate and foreclosed assets expense was down $9.6 million, as 2020 included a $9.8 million write-down of equity interests received in energy-related bankruptcy restructurings. Deposit insurance and regulatory expense was down $5.0 million, or 33%, due to the favorable impact of higher liquidity and improved asset quality upon the risk-based assessment. Operating business development expense was down $3.8 million, or 20%, attributable to expense control initiatives put in place in the current year. The nine months ended September 30, 2020 also includes $2.5 million of pandemic relief contributions in the Gulf Coast region. Operating personnel expense was down $1.1 million or less than 1%, with lower salary expense related to the efficiency initiatives referred to above, partially offset by higher bonus and incentives in connection with improved Company performance. Occupancy and equipment expense was down $2.1 million, or 4% related to expense control measures and branch closures. These decreases were partially offset by increases of $6.4 million, or 10% in data processing expense attributable to investments in new technology and increased card activity, and $2.4 million, or 7%, in professional services as a result of consulting and support related to PPP loan origination and forgiveness.

Management expects fourth quarter 2021 operating noninterest expense to total $187 million, and to be down approximately 3% for the full year of 2021 compared to 2020. The forecasted fourth quarter 2021 expense level of approximately $187 million is the expected quarterly run rate for 2022 operating expense.

Income Taxes

The effective income tax rate for the third quarter of 2021 was approximately 19.2% compared to 18.9% in the second quarter of 2021 and 19.2% in the third quarter of 2020. The nominal increase in the third quarter 2021 effective income tax rate is due to a slight decrease in expected tax credits due to revised estimates.

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

Based on tax credit investments that have been made to date in 2021, we expect to realize benefits from federal and state tax credits over the next three years totaling $10.1 million, $10.0 million and $10.1 million in 2022, 2023, and 2024, respectively. We intend to continue making investments in tax credit projects. However, our ability to access new credits will depend upon, among other factors, federal and state tax policies and the level of competition for such credits.

Selected Financial Data

The following tables contain selected financial data as of the dates and for the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2021	2021	2020	2021	2020
Common Share Data
Earnings (loss) per share:
Basic	$1.46	$1.00	$0.90	$3.67	$(1.73)
Diluted	$1.46	$1.00	$0.90	$3.67	$(1.73)
Cash dividends paid	$0.27	$0.27	$0.27	$0.81	$0.81
Book value per share (period-end)	$41.81	$41.03	$39.07	$41.81	$39.07
Tangible book value per share (period-end)	$31.10	$30.27	$28.11	$31.10	$28.11
Weighted average number of shares (000s):
Basic	86,834	86,814	86,358	86,800	86,614
Diluted	87,006	86,990	86,400	86,951	86,614
Period-end number of shares (000s)	86,823	86,847	86,400	86,823	86,400

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2021	2021	2020	2021	2020
Income Statement:
Interest income	$244,417	$248,300	$257,043	$743,502	$800,728
Interest income (te) (a)	247,185	251,154	260,232	752,046	810,613
Interest expense	9,708	13,657	21,860	39,563	96,491
Net interest income (te)	237,477	237,497	238,372	712,483	714,122
Provision for credit losses	(26,955)	(17,229)	24,999	(49,095)	578,690
Noninterest income	93,361	94,272	83,748	274,722	242,078
Noninterest expense (excluding amortization of intangibles)	190,621	232,525	190,986	611,799	580,346
Amortization of intangibles	4,082	4,245	4,788	12,746	15,302
Income (loss) before income taxes	160,322	109,374	98,158	403,211	(228,023)
Income tax expense (benefit)	30,740	20,656	18,802	77,739	(79,274)
Net income (loss)	$129,582	$88,718	$79,356	$325,472	$(148,749)
For informational purposes - included above, pre-tax
Nonoperating item included in noninterest income:
Gain on sale of Hancock Horizon Funds	$4,576	$—	$—	$4,576	$—
Gain on sale of Mastercard Class B common stock	—	2,800	—	2,800	—
Nonoperating items included in noninterest expense:
Efficiency initiatives	(1,867)	40,812	—	38,945	—
Hurricane related expenses	5,092	—	—	5,092	—
Loss on redemption of subordinated notes	—	4,165	—	4,165	—
Provision for credit loss associated with energy loan sale	—	—	—	—	160,101

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
	2021	2021	2020	2021	2020
Performance Ratios
Return on average assets	1.46%	1.01%	0.97%	1.25%	(0.62)%
Return on average common equity	14.26%	10.20%	9.42%	12.39%	(5.77)%
Return on average tangible common equity	19.22%	13.94%	13.14%	16.89%	(7.99)%
Earning asset yield (te) (a)	3.06%	3.13%	3.53%	3.16%	3.73%
Total cost of funds	0.12%	0.17%	0.30%	0.17%	0.44%
Net Interest Margin (te)	2.94%	2.96%	3.23%	3.00%	3.29%
Noninterest income to total revenue (te)	28.22%	28.41%	26.00%	27.83%	25.32%
Efficiency ratio (b)	57.44%	57.01%	59.29%	57.52%	60.69%
Average loan/deposit ratio	71.62%	73.18%	83.72%	73.97%	85.61%
FTE employees (period-end)	3,429	3,626	4,058	3,429	4,058
Capital Ratios
Common stockholders' equity to total assets	10.28%	10.15%	10.17%	10.28%	10.17%
Tangible common equity ratio (c)	7.85%	7.70%	7.53%	7.85%	7.53%

(a)	Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)	The efficiency ratio is noninterest expense to total net interest (te) and noninterest income, excluding amortization of purchased intangibles and nonoperating items.
(c)	The tangible common equity ratio is common stockholders’ equity less intangible assets divided by total assets less intangible assets.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
($ in thousands)	2021	2021	2020	2021	2020
Asset Quality Information
Nonaccrual loans (a)	$60,357	$83,551	$171,462	$60,357	$171,462
Restructured loans - still accruing	3,071	3,830	9,115	3,071	9,115
Total nonperforming loans	63,428	87,381	180,577	63,428	180,577
ORE and foreclosed assets	8,423	10,201	11,640	8,423	11,640
Total nonperforming assets	$71,851	$97,582	$192,217	$71,851	$192,217
Accruing loans 90 days past due (b)	$9,970	$8,925	$10,439	$9,970	$10,439
Net charge-offs	1,770	10,498	24,008	30,522	370,456
Allowance for loan losses	$371,521	$399,668	$448,674	$371,521	$448,674
Reserve for unfunded lending commitments	28,946	29,524	31,526	28,946	31,526
Allowance for credit losses	$400,467	$429,192	$480,200	$400,467	$480,200
Total provision for credit losses	$(26,955)	$(17,229)	$24,999	$(49,095)	$578,690
Ratios:
Nonperforming assets to loans, ORE and foreclosed assets	0.34%	0.46%	0.86%	0.34%	0.86%
Accruing loans 90 days past due to loans	0.05%	0.04%	0.05%	0.05%	0.05%
Nonperforming assets + accruing loans 90 days past due to loans, ORE and foreclosed assets	0.39%	0.50%	0.91%	0.39%	0.91%
Net charge-offs to average loans	0.03%	0.20%	0.43%	0.19%	2.23%
Allowance for loan losses to period-end loans	1.78%	1.89%	2.02%	1.78%	2.02%
Allowance for credit losses to period-end loans	1.92%	2.03%	2.16%	1.92%	2.16%
Allowance for loan losses to nonperforming loans + accruing loans 90 days past due	506.17%	415.00%	234.89%	506.17%	234.89%
For informational purposes - included above
Provision for credit loss associated with energy loan sale	$—	$—	$—	$—	$160,101
Charge-offs associated with energy loan sale	—	—	—	—	242,628
(a)	Included in nonaccrual loans are nonaccruing restructured loans totaling $7.2 million, $6.8 million, and $39.9 million at 9/30/21, 6/30/21, and 9/30/20, respectively.

	September 30,	June 30,	March 31,	December 31,	September 30,
(in thousands)	2021	2021	2021	2020	2020
Period-End Balance Sheet
Total loans	20,886,015	21,148,530	21,664,859	21,789,931	22,240,204
Loans held for sale	90,618	90,002	124,677	136,063	103,566
Securities	8,308,622	8,633,133	8,005,990	7,356,497	7,056,276
Short-term investments	3,062,781	2,203,785	2,339,111	1,333,786	779,057
Earning assets	32,348,036	32,075,450	32,134,637	30,616,277	30,179,103
Allowance for loan losses	(371,521)	(399,668)	(424,360)	(450,177)	(448,674)
Goodwill and other intangible assets	929,599	933,681	937,926	942,345	946,958
Other assets	2,412,194	2,489,246	2,424,440	2,530,157	2,515,937
Total assets	$35,318,308	$35,098,709	$35,072,643	$33,638,602	$33,193,324
Noninterest-bearing deposits	$13,653,376	$13,406,385	$13,174,911	$12,199,750	$11,881,548
Interest-bearing transaction and savings deposits	11,291,878	11,308,744	11,200,412	10,413,870	9,971,869
Interest-bearing public fund deposits	3,055,388	3,206,799	3,198,523	3,234,936	3,176,225
Time deposits	1,207,515	1,351,179	1,636,674	1,849,321	2,001,017
Total interest-bearing deposits	15,554,781	15,866,722	16,035,609	15,498,127	15,149,111
Total deposits	29,208,157	29,273,107	29,210,520	27,697,877	27,030,659
Short-term borrowings	1,745,228	1,516,508	1,652,747	1,667,513	1,906,895
Long-term debt	248,011	248,052	397,583	378,322	385,887
Other liabilities	487,146	498,141	394,890	455,865	494,239
Stockholders' equity	3,629,766	3,562,901	3,416,903	3,439,025	3,375,644
Total liabilities & stockholders' equity	$35,318,308	$35,098,709	$35,072,643	$33,638,602	$33,193,324
For informational purposes only - included above
SBA Paycheck Protection Program (PPP) loans	$935,330	$1,417,523	$2,345,605	$2,005,237	$2,323,691

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2021	2021	2020	2021	2020
Average Balance Sheet
Total loans	$20,941,173	$21,388,814	$22,407,825	$21,355,483	$22,200,385
Loans held for sale	82,588	89,638	112,230	94,553	80,942
Securities (a)	8,368,824	8,194,812	6,389,214	8,014,023	6,223,361
Short-term investments	2,704,796	2,522,251	502,992	2,309,414	515,661
Earning assets	32,097,381	32,195,515	29,412,261	31,773,473	29,020,349
Allowance for loan losses	(392,767)	(418,753)	(446,901)	(420,900)	(371,646)
Goodwill and other intangible assets	931,584	935,737	949,287	935,767	954,328
Other assets	2,571,762	2,453,185	2,770,783	2,533,080	2,560,792
Total assets	$35,207,960	$35,165,684	$32,685,430	$34,821,420	$32,163,823
Noninterest-bearing deposits	$13,535,961	$13,237,796	$11,585,617	$13,053,586	$10,450,457
Interest-bearing transaction and savings deposits	11,341,034	11,315,790	9,806,826	11,152,935	9,332,604
Interest-bearing public fund deposits	3,085,452	3,208,718	3,196,767	3,167,956	3,256,228
Time deposits	1,274,859	1,466,505	2,174,585	1,497,840	2,894,969
Total interest-bearing deposits	15,701,345	15,991,013	15,178,178	15,818,731	15,483,801
Total deposits	29,237,306	29,228,809	26,763,795	28,872,317	25,934,258
Short-term borrowings	1,612,253	1,661,015	1,733,298	1,653,600	2,044,923
Long-term debt	248,019	371,892	386,015	338,336	298,436
Other liabilities	504,295	415,376	450,729	444,516	444,225
Stockholders' equity	3,606,087	3,488,592	3,351,593	3,512,651	3,441,981
Total liabilities & stockholders' equity	$35,207,960	$35,165,684	$32,685,430	$34,821,420	$32,163,823
For informational purposes only - included above
SBA Paycheck Protection Program (PPP) loans	$1,172,276	$2,043,032	$2,308,021	$1,798,465	$1,348,786

(a)	Average securities do not include unrealized holding gains/losses on available for sale securities.

Reconciliation of Non-GAAP Measures

Operating revenue (te) and operating pre-provision net revenue (te)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2021	2021	2020	2021	2020
Net interest income	$234,709	$234,643	$235,183	$703,939	$704,237
Noninterest income	93,361	94,272	83,748	274,722	242,078
Total revenue	$328,070	$328,915	$318,931	$978,661	$946,315
Taxable equivalent adjustment (a)	2,768	2,854	3,189	8,544	9,885
Nonoperating revenue	(4,576)	(2,800)	—	(7,376)	—
Operating revenue (te)	$326,262	$328,969	$322,120	$979,829	$956,200
Noninterest expense	(194,703)	(236,770)	(195,774)	(624,545)	(595,648)
Nonoperating expense	3,225	44,977	—	48,202	—
Operating pre-provision net revenue (te)	$134,784	$137,176	$126,346	$403,486	$360,552

(a)	Taxable equivalent adjustment (te) amounts are calculated using a federal income tax rate of 21%.

LIQUIDITY

Liquidity management ensures that funds are available to meet the cash flow requirements of our depositors and borrowers, while also meeting the operating, capital and strategic cash flow needs of the Company, the Bank and other subsidiaries. As part of the overall asset and liability management process, liquidity management strategies and measurements have been developed to manage and monitor liquidity risk. At September 30, 2021, we had $20.9 billion in net available sources of funds, summarized as follows:

	September 30, 2021
(in millions)	Total Available	Amount Used	Net Availability
Internal Sources
Free Securities, cash and other	$7,829	$—	$7,829
External Sources
Federal Home Loan Bank	5,834	2,134	3,700
Federal Reserve Bank	3,605	—	3,605
Brokered deposits	4,381	9	4,372
Other	1,369	—	1,369
Total Liquidity	$23,018	$2,143	$20,875

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities and repayments of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window. Management has established an internal target for the ratio of free securities to total securities of 20% or greater. As shown in the table below, our ratio of free securities to total securities was 56.73% at September 30, 2021, compared to 65.33% at June 30, 2021 and 54.68% at September 30, 2020. Securities and FHLB letters of credit are pledged as collateral related to public funds and repurchase agreements. Pledged securities at September 30, 2021 totaled $3.6 billion, up $588 million from June 30, 2021. The increase in pledged securities, as well as the decrease in the ratio of free securities to total securities, was the result of utilizing securities to replace $400 million in maturing FHLB letters of credit as pledged collateral.

	September 30,	June 30,	September 30,
Liquidity Metrics	2021	2021	2020
Free securities / total securities	56.73%	65.33%	54.68%
Core deposits / total deposits	98.27%	98.07%	96.22%
Wholesale funds / core deposits	7.19%	6.41%	9.42%
Quarter-to-date average loans /quarter-to-date average deposits	71.62%	73.18%	83.72%

The liability portion of the balance sheet provides liquidity mainly through the ability to use cash sourced from various customers’ interest-bearing and noninterest-bearing deposit and sweep accounts. At September 30, 2021, deposits totaled $29.2 billion, a decrease of $65 million, or less than 1%, from June 30, 2021 and an increase of $2.2 billion, or 8%, from September 30, 2020. The year over year increase is largely attributable to pandemic-related conditions, such as an overall slowdown in consumer and business spending, coupled with government stimulus such as direct payments to individuals and PPP loans to qualifying businesses. Core deposits consist of total deposits excluding CDs of $250,000 or more and brokered deposits. Core deposits totaled $28.7 billion at September 30, 2021, relatively flat compared to June 30, 2021, and up $2.7 billion from September 30, 2020. The ratio of core deposits to total deposits was 98.27% at September 30, 2021, compared to 98.07% at June 30, 2021 and 96.22% at September 30, 2020. Brokered deposits totaled $69.3 million as of September 30, 2021, a decrease of $4.9 million compared to June 30, 2021 and a decrease of $87.7 million compared to September 30, 2020. The decline in brokered deposits from both comparative periods resulted from maturing brokered time deposits that were not reissued as part of our effort to utilize excess liquidity. The use of brokered deposits as a funding source is subject to certain policies regarding the amount, term and interest rate.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At September 30, 2021, the Bank had borrowings of approximately $1.1 billion and had approximately $3.7 billion available under this line. The unused borrowing capacity at the Federal Reserve’s discount window is approximately $3.6 billion. There were no outstanding borrowings with the Federal Reserve at any date during any period covered by this report.

Wholesale funds, which are comprised of short-term borrowings, long-term debt and brokered deposits were 7.19% of core deposits at September 30, 2021, compared to 6.41% at June 30, 2021 and 9.42% at September 30, 2020. At September 30, 2021, wholesale funds totaled $2.1 billion, an increase of $223.8 million, or 12%, from June 30, 2021 and a decrease of $387.2 million, or 16%, from September 30, 2020. The quarter over quarter increase primarily due to increased repurchase agreements. The year over year decrease was largely attributable to decreases in short-term borrowings, brokered deposits and the redemption of our 5.95% subordinated notes. The Company has established an internal target for wholesale funds to be less than 25% of core deposits.

Another key measure used to monitor our liquidity position is the loan-to-deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding). The loan-to-deposit ratio measures the amount of funds the Company lends for each dollar of deposits on hand. Our average loan-to-deposit ratio for the third quarter of 2021 was 71.62%, compared to 73.18% for the second quarter of 2021 and 83.72% for the third quarter of 2020. Management has an established target range for the loan-to-deposit ratio of 87% to 89%, but will operate outside that range under certain circumstances. The average loan to deposit ratio began to decline during the second quarter of 2020, as pandemic-related economic stimulus and funding of PPP loans began to increase deposits, coupled with core loan contraction. Average loans outstanding for the third quarter of 2021, the second quarter of 2021, and the third quarter in 2020, included approximately $1.2 billion, $2.0 billion, and $2.3 billion, respectively, of low-risk SBA guaranteed PPP loans that are expected to be largely repaid through the forgiveness process by mid-year 2022.

Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows included in Part I. Item 1 of this document present operating cash flows and summarize all significant sources and uses of funds during the nine months ended September 30, 2021 and 2020.

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

During the third quarter of 2021, we repurchased 56,349 shares of our common stock at an average cost of $44.52 per share under a Board authorization to repurchase up to 4,338,000 shares of the company’s common stock, set to expire December 31, 2022.

On June 9, 2020, the Parent completed the issuance of subordinated notes payable with an aggregate principal amount of $172.5 million, providing additional liquidity that can be used by the Parent or to provide capital to the Bank, if deemed appropriate. On June 15, 2021, the Parent redeemed all of its issued and outstanding 5.95% Subordinated Notes due 2045 with an aggregate principal amount of $150 million.

CAPITAL RESOURCES

Stockholders’ equity totaled $3.6 billion at September 30, 2021, up $66.9 million from June 30, 2021 and $254.1 million from September 30, 2020. The increase from June 30, 2021 is primarily attributable to $129.6 million of income and $6.5 million of long-term incentive and dividend reinvestment activity, partially offset by a $42.7 million decrease in accumulated other comprehensive income, largely attributable to the fair value adjustments on the available for sale securities portfolio and cash flow hedges, $24.0 million of dividends and the repurchase of $2.5 million of common stock. The increase from September 30, 2020 is attributable to $429.0 million of net income and $17.1 million of long term incentive and dividend reinvestment activity, partially offset by a decline of $98.7 million of accumulated other comprehensive income, largely attributable to fair value adjustments on the available for sale securities portfolio and cash flow hedges the re-measurement of the pension liability, $96.0 million of dividends and the repurchase of $2.5 million of common stock.

The tangible common equity (TCE) ratio was 7.85% at September 30, 2021, compared to 7.70% at June 30, 2021 and 7.53% at September 30, 2020. The linked-quarter increase is primarily attributable to tangible earnings, partially offset by other comprehensive loss and dividends. The year over year increase is largely attributable to tangible earnings, partially offset by tangible asset growth, dividends, and other comprehensive loss. The growth in tangible assets is principally attributable to low-risk excess liquidity carried in short-term investment with the Federal Reserve and SBA guaranteed PPP loans. The impact of additional assets from PPP loans reduced the TCE ratio by 22 bps at September 30, 2021 and 33 bps at June 30, 2021.

The regulatory capital ratios of the Company and the Bank at September 30, 2021 remained well in excess of current regulatory minimum requirements, including capital conservation buffers, by at least $503 million. The Company and the Bank have been categorized as “well-capitalized” in the most recent notices received from our regulators. Refer to the Supervision and Regulation section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for further discussion of our capital requirements.

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

	Well-	September 30,	June 30,	March 31,	December 31,	September 30,
	Capitalized	2021	2021	2021	2020	2020
Total capital (to risk weighted assets)
Hancock Whitney Corporation	10.00%	13.06%	12.94%	13.60%	13.22%	12.92%
Hancock Whitney Bank	10.00%	12.51%	12.45%	12.52%	12.19%	11.78%
Tier 1 common equity capital (to risk weighted assets)
Hancock Whitney Corporation	6.50%	11.17%	10.98%	11.00%	10.61%	10.30%
Hancock Whitney Bank	6.50%	11.30%	11.20%	11.26%	10.94%	10.53%
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	8.00%	11.17%	10.98%	11.00%	10.61%	10.30%
Hancock Whitney Bank	8.00%	11.30%	11.20%	11.26%	10.94%	10.53%
Tier 1 leverage capital
Hancock Whitney Corporation	5.00%	8.15%	7.83%	7.89%	7.88%	7.70%
Hancock Whitney Bank	5.00%	8.25%	7.98%	8.08%	8.11%	7.86%

Hancock Whitney Corporation total capital to risk weighted assets ratios at September 30, 2021 and June 30, 2021 reflect the impact of the June 15, 2021 redemption of $150 million of subordinated notes of the Parent that qualified as tier 2 capital in the calculation of certain regulatory capital ratios, reducing total capital to risk weighted assets ratio by approximately 60 bps. Our regulatory ratios also reflect the impact of PPP loans, which are guaranteed by the SBA and, when meeting certain criteria, are subject to forgiveness to the debtor by the SBA. These loans carry a 0% risk-weighting in the tier 1 and total capital regulatory ratios due to the full guarantee by the SBA. However, these loans are reflected in average assets used to compute tier 1 leverage.

On April 22, 2021, our board of directors authorized the repurchase of up to 4,338,000 shares of the Company’s common stock (approximately 5% of the shares of common stock outstanding as of March 31, 2021). The authorization is currently set to expire on December 31, 2022. The shares may be repurchased in the open market, by block purchase, through accelerated share repurchase plans, in privately negotiated transactions or otherwise, in one or more transactions, from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The repurchase authorization may be terminated or amended by the Board at any time prior to the expiration date. During the third quarter of 2021, 56,349 shares were repurchased under this program at an average cost of $44.52 per share, inclusive of commissions.

On July 30, 2021, our board of directors declared a regular third quarter cash dividend of $0.27 per share, consistent with the prior quarter. The Company has paid uninterrupted dividends to its shareholders since 1967.

BALANCE SHEET ANALYSIS

Short-Term Investments

Short-term assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors. Short-term investments, including interest-bearing bank deposits and federal funds sold, were $3.1 billion at September 30, 2021, up $0.9 billion from June 30, 2021 and up $2.3 billion from September 30, 2020. Average short-term investments of $2.7 billion for the third quarter of 2021 were up $0.2 billion compared to the second quarter of 2021, and up $2.2 billion compared to the third quarter of 2020. Typically, these balances will change on a daily basis depending upon movement in customer loan and deposit accounts. However, excess liquidity that has stemmed from pandemic related conditions (refer to discussions of Liquidity above) continues to drive the elevated balance of short-terms investments, largely held at the Federal Reserve.

Securities

Investment in securities totaled $8.3 billion at September 30, 2021, down $324.5 million, or 4%, from June 30, 2021, and up $1.3 billion, or 18%, from September 30, 2020. The decrease from June 30, 2021 was the result of maturities and paydowns as there were no securities purchased during the quarter. The increase from September 30, 2020 reflects investment of a portion of excess cash from federal funds into higher-yielding securities. Our securities portfolio includes securities categorized as available for sale and held to maturity. At September 30, 2021, securities available for sale totaled $7.0 billion and securities held to maturity totaled $1.3 billion. The purpose of the securities portfolio is to increase profitability, mitigate interest rate risk, provide liquidity and comply with regulatory pledging requirements. Available for sale securities are carried at fair value and may be sold prior to maturity. Unrealized gains or losses on available for sale securities, net of deferred taxes, are recorded as accumulated other comprehensive income in stockholders’ equity.

Our securities portfolio consists mainly of residential and commercial mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies. We invest only in high quality investment grade securities with a targeted portfolio effective duration generally between two and five and a half years. At September 30, 2021, the average expected maturity of the portfolio was 5.81 years with an effective duration of 4.41 years and a nominal weighted-average yield of 1.89%. Under an immediate, parallel rate shock of 100 bps and 200 bps, the effective duration would be 4.72 years and 4.80 years, respectively. At June 30, 2021, the average expected maturity of the portfolio was 5.91 years with an effective duration of 4.58 years and a nominal weighted-average yield of 1.89%. The average maturity of the portfolio at September 30, 2020 was 5.54 years, with an effective duration of 4.00 years and a nominal weighted-average yield of 2.20%. The changes in expected maturity, effective duration, and nominal weighted-average yield compared to June 30, 2021 was the result of maturities and paydowns; and compared to September 30, 2020, is primarily related to securities portfolio growth and the reinvestment of the securities portfolio maturities and paydowns. At September 30, 2021, approximately $1.8 billion of our available for sale securities are hedged with $1.6 billion in fair value hedges in order to provide protection and flexibility to reposition and/or reprice the portfolio in a rising interest rate environment, effectively reducing the duration (market price risk) on the hedged securities. Our strategy in the near term will be to invest in the securities portfolio as rates rise and monitor our hedge positions to adjust interest rate sensitivity.

At the end of each reporting period, we evaluate the securities portfolio for credit loss. Based on our assessments, expected credit loss was negligible for all periods in 2021 and 2020, and therefore no allowance for credit loss was recorded.

Loans

Total loans at September 30, 2021 were $20.9 billion, down $263 million, or 1%, from June 30, 2021, and down $1.4 billion, or 6%, from September 30, 2020. The linked-quarter decline was primarily attributable to a $482 million decrease in PPP loans, partially offset by net growth in core loans of $219.7 million, as demand for traditional loan products increased across most regions and in specialty lines. The decline compared to September 30, 2020 is due to a net decrease in PPP loans of $1.4 billion, residential mortgage loans of $403 million, and consumer loans of $323 million, partially offset by moderate growth in most other portfolios.

The following table shows the composition of our loan portfolio at each date indicated:

	September 30,	June 30,	March 31,	December 31,	September 30,
(in thousands)	2021	2021	2021	2020	2020
Total loans:
Commercial non-real estate	$9,416,990	$9,532,710	$10,091,342	$9,986,983	$10,257,788
Commercial real estate - owner occupied	2,812,926	2,809,868	2,795,104	2,857,445	2,779,407
Total commercial and industrial	12,229,916	12,342,578	12,886,446	12,844,428	13,037,195
Commercial real estate - income producing	3,467,939	3,419,028	3,411,028	3,357,939	3,406,554
Construction and land development	1,213,991	1,295,036	1,122,141	1,065,057	1,096,149
Residential mortgages	2,351,053	2,412,459	2,488,792	2,665,212	2,754,388
Consumer	1,623,116	1,679,429	1,756,452	1,857,295	1,945,918
Total loans	$20,886,015	$21,148,530	$21,664,859	$21,789,931	$22,240,204

Commercial and industrial (“C&I”) loans, including both non-real estate and owner occupied real estate secured loans, totaled approximately $12.2 billion, or 59% of the total loan portfolio, at September 30, 2021, a decrease of $113 million, or 1%, from June 30, 2021, and a decrease of $807 million, or 6%, from September 30, 2020. The linked-quarter decrease is primarily attributable to the reduction in PPP loans of $482 million, due to repayment through the SBA’s forgiveness program, partially offset by growth in the core portfolio. Core loan growth linked quarter reflects increased production in the western and central regions and in our equipment finance and health care specialty portfolios, as well as fewer than expected payoffs and an increase in the line utilization rate. The year over year decrease is attributable to a $1.4 billion net reduction in PPP loans. PPP loans included in C&I portfolio totaled $935 million at September 30, 2021, $1.4 billion at June 30, 2021, and $2.3 billion at September 30, 2020.

The Bank lends mainly to middle market and smaller commercial entities, although it participates in larger shared credit loan facilities. Shared national credits funded at September 30, 2021 totaled approximately $1.8 billion, or 9% of total loans, an increase of $182 million from June 30, 2021 and $185 million from September 30, 2020. At September 30, 2021, approximately $383 million of our shared national credits were with healthcare-related customers, with the remaining portfolio in commercial real estate and other diverse industries.

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

	September 30,		June 30,		March 31,		December 31,		September 30,
	2021		2021		2021		2020		2020
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial & industrial loans:
Real estate and rental and leasing	$1,298,560	11%	$1,250,737	10%	$1,234,521	10%	$1,260,084	10%	$1,273,360	10%
Health care and social assistance	1,219,769	10%	1,086,845	9%	1,140,616	9%	1,152,713	9%	1,135,986	9%
Retail trade	1,069,225	9%	1,051,317	9%	1,033,822	8%	1,084,810	8%	1,035,295	8%
Manufacturing	928,041	8%	946,266	8%	928,993	7%	929,737	7%	934,582	7%
Construction	861,075	7%	753,049	6%	648,379	5%	688,676	5%	631,239	5%
Wholesale trade	808,252	7%	751,689	6%	707,541	5%	708,640	6%	664,648	5%
Finance and insurance	796,980	7%	772,464	6%	680,368	5%	690,354	5%	655,468	5%
Transportation and warehousing	785,367	6%	769,145	6%	789,573	6%	800,034	6%	825,113	6%
Public administration	625,979	5%	638,921	5%	629,571	5%	650,595	5%	696,160	5%
Accommodation, food services and entertainment	604,550	5%	605,728	5%	625,352	5%	633,869	5%	632,582	5%
Professional, scientific, and technical services	521,965	4%	503,425	4%	486,970	4%	500,219	4%	481,296	4%
Other services (except public administration)	421,884	3%	420,321	4%	433,848	3%	436,665	3%	433,718	3%
Energy	264,791	2%	274,641	2%	284,435	2%	305,867	2%	335,677	3%
Educational services	251,383	2%	260,366	2%	268,305	2%	270,980	2%	309,664	2%
Other	836,765	6%	840,141	7%	648,547	5%	725,948	6%	668,716	5%
Total commercial & industrial loans	11,294,586	92%	10,925,055	89%	10,540,841	82%	10,839,191	84%	10,713,504	82%
PPP loans	935,330	8%	1,417,523	11%	2,345,605	18%	2,005,237	16%	2,323,691	18%
Total commercial & industrial loans	$12,229,916	100%	$12,342,578	100%	$12,886,446	100%	$12,844,428	100%	$13,037,195	100%

Commercial real estate – income producing loans totaled approximately $3.5 billion at September 30, 2021, an increase of $49 million, or 1%, from June 30, 2021 and $61 million, or 2%, from September 30, 2020. Construction and land development loans, totaling approximately $1.2 billion at September 30, 2021, decreased $81 million, or 6%, from June 30, 2021 and increased $118 million, or 11%, from September 30, 2020. The following table details the end-of-period aggregated commercial real estate – income producing and construction loan balances by property type. Loans reflected in 1-4 family residential construction include both loans to construction builders as well as single family borrowers.

	September 30,		June 30,		March 31,		December 31,		September 30,
	2021		2021		2021		2020		2020
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial real estate - income producing and construction loans:
Retail	$756,619	16%	$781,143	16%	$742,649	16%	$746,520	17%	$744,994	17%
Multifamily	696,924	15%	688,900	15%	648,097	14%	630,392	14%	625,992	14%
Healthcare related properties	677,137	15%	676,587	14%	614,510	14%	557,473	13%	559,196	12%
Industrial	577,988	12%	569,123	12%	544,755	12%	540,198	12%	530,450	12%
Hotel/motel and restaurants	504,536	11%	501,434	11%	519,736	12%	527,393	12%	524,275	12%
Office	487,510	10%	501,885	11%	506,661	11%	527,576	12%	504,168	11%
1-4 family residential construction	441,925	9%	426,745	9%	426,124	9%	393,568	9%	464,347	10%
Other land loans	291,415	7%	318,136	7%	283,833	6%	273,285	6%	273,915	6%
Other	247,876	5%	250,111	5%	246,804	6%	226,591	5%	275,366	6%
Total commercial real estate - income producing and construction loans	$4,681,930	100%	$4,714,064	100%	$4,533,169	100%	$4,422,996	100%	$4,502,703	100%
Our residential mortgages loan portfolio totaled $2.4 billion at September 30, 2021, down $61 million, or 3%, from June 30, 2021 and down $403 million, or 15%, from September 30, 2020. The low interest rate environment has led to increased demand for longer term, fixed rate mortgages, which we typically originate for sale in the secondary market, and, as such, we have experienced a decline in our residential mortgage portfolio. The consumer loan portfolio totaled $1.6 billion at September 30, 2021, down $56 million, or 3%, from June 30, 2021, and down $323 million, or 17%, from September 30, 2020. The decline in the consumer loan portfolio is due in part to the exit of indirect automobile lending, and decreased loan demand.

The markets that we serve have been negatively impacted by the economic and social conditions caused by the pandemic. We are continuing to monitor portions of three principle sectors that are of particular focus where we expect there may be a greater effect and a more challenging recovery. We are closely monitoring our concentrations in these industries and others with active and frequent borrower dialogue, payment deferral, and other accommodations and financial support, where warranted. While these industries and others have been significantly impacted by the pandemic, the long-term impacts remain unknown and are dependent on several factors, including the length of time until full recovery and the effectiveness of government stimulus plans to bridge our customers to the end.

The table below summarizes our funded commercial loan exposure to sectors currently identified as pandemic-related sectors under focus at September 30, 2021, and the relative concentration to the total loan portfolio, excluding low-risk SBA guaranteed PPP loans. Loans within our sectors under focus total approximately 17% of total loans outstanding, excluding PPP loans, and comprise 24% of our commercial criticized loans and 37% of our commercial pass-watch rated loans at September 30, 2021. Approximately $232 million of these loans have active structured solutions, defined as a longer-term contractual payment modification of the original loan agreement. Across all portfolios, our active structured solutions totaled $260 million at September 30, 2021.

( $ in thousands )	Balance	Percentage of Total Loans *
Pandemic-related sectors under focus *
Healthcare and social assistance
Assisted living (investor CRE)	$408,547	2.0%
Assisted living (non- investor CRE)	193,936	1.0%
Total healthcare and social assistance	602,483	3.0%
Hospitality
Hotel	505,379	2.5%
Restaurants full service, casual dining and bars	298,771	1.5%
Entertainment	135,987	0.7%
Total hospitality	940,137	4.7%
Retail trade
Retail CRE	683,568	3.4%
Retail goods and services	1,130,891	5.7%
Total retail trade	1,814,459	9.1%
Total pandemic-related sectors under focus	$3,357,079	16.8%

* Excludes PPP loans

Management expects core loan growth of $400 to $500 million in the fourth quarter of 2021, ending the year at approximately $20.4 billion. We expect most of the remaining PPP loans to be forgiven by mid-year 2022, with a forecasted December 31, 2021 balance of approximately $400 to $500 million.

Allowance for Credit Losses and Asset Quality

The Company's allowance for credit losses was $400.5 million at September 30, 2021, compared to $429.2 million at June 30, 2021 and $480.2 million at September 30, 2020.

The $28.8 million decrease in the September 30, 2021 allowance for credit losses is primarily attributable to lower collectively evaluated reserves driven by an improved economic forecast and improving asset quality, and lower individually evaluated reserves (generally used for nonperforming and troubled debt restructured loans) due largely to customer payment activity. The Company probability-weighted two Moody’s macroeconomic scenarios in the calculation of our collectively evaluated allowance for credit losses. The baseline scenario and downside scenario S-2 (slower near-term growth) were each weighted 50%, compared to a weighting of 65% on the baseline scenario and 35% on the downside scenario S-2 in prior quarter. Both scenarios reflect a continued economic recovery, with the downside scenario including a longer duration recovery, and both scenarios had improved economic conditions when compared to the prior quarter. The baseline and S-2 scenarios are both reasonably likely outcomes, and, therefore were given equal probability weighting in our calculation. Uncertainty over some of the assumptions underlying the baseline forecast has increased since the second quarter due to the emergence of and resulting effects of the Delta variant and the disruption caused by Hurricane Ida, leading to a higher weighing of the slower growth scenario compared to June 30, 2021.

The September 2021 baseline forecast assumes that COVID-19 cases peaked in January 2021 and new infections abate in November 2021. Any future surges in cases do not result in new widespread business closures. Additional legislation focused on infrastructure, social benefits, and expanded tax credits is expected to pass in late 2021, which will boost gross domestic product growth, but the total dollar amount of fiscal stimulus has been scaled back compared to prior quarter. Compared to the June 2021 baseline scenario, the reduction in fiscal stimulus combined with the surge in the Delta variant resulted in slower economic recovery in the near term in the baseline forecast. However, September 2021 baseline reflects rapid growth in 2022 due to the passage of additional stimulus, resolution of the global supply chain constraints, and labor supply shortages. Additional information on the September baseline forecast is provided in the “Economic Outlook” section of this document. The slower near-term growth S-2 forecast reflects a slower economic recovery than the baseline forecast, with concerns about resistant strains leading to lower consumer spending and slower reopening of businesses, resulting in higher unemployment rates than the Baseline scenario. The S-2 scenario also reflects infrastructure and social benefits legislation smaller than that within the baseline and more persistent global supply chain constraints and labor shortages, further impeding economic growth in the fourth quarter of 2021 and 2022.

The allowance release of $28.8 million in the third quarter 2021 and the release of $79.7 million when compared to September 30, 2020 are across most portfolios and reflect the continued improvement in the economic forecast. Our allowance for credit loss coverage to total loans remains strong at 1.92% at September 30, 2021, or 2.00% when excluding SBA guaranteed PPP loans, compared to 2.03% at June 30, 2021, or 2.17% excluding PPP loans, and 2.16% at September 30, 2020, or 2.40% excluding PPP loans. While our reserve coverage to total loans continues to decline, it remains elevated compared to normalized levels as our expectation of loss has not diminished substantially, with borrower performance for select regions/industries not yet at pre-pandemic levels and uncertainty related to future payment performance as the impact of the federal stimulus tapers and modifications expire. The impact of the Delta variant, inflationary pressures, global supply chain issues, and labor supply shortages in our markets adds uncertainty to the overall outlook.

The allowance for credit losses on the commercial portfolio, excluding PPP loans, decreased to $334.3 million, or 2.09% of that portfolio, at September 30, 2021 compared to the June 30, 2021 allowance of $352.0 million, or 2.25%. The commercial portfolio includes concentrations of various pandemic-impacted industries including hospitality and tourism, which includes hotels, restaurants, and bars, certain healthcare services such as assisted living facilities, and certain types of retail outlets, as well as our remaining energy portfolio. The modest decrease in the commercial allowance is primarily due to improved economic conditions and improved asset quality. Our residential mortgage allowance for credit loss decreased to $31.1 million, or 1.32%, at September 30, 2021, compared to $36.5 million, or 1.51%, at June 30, 2021, due primarily to a favorable movement in forecasted variables for home prices. Our allowance for credit losses on the consumer portfolio was $34.1 million, or 2.10%, at September 30, 2021, compared to $39.3 million, or 2.34%, at June 30, 2021.

Criticized commercial loans totaled $294 million at September 30, 2021, down 11% from $330 million at June 30, 2021 and down 29% from $412 million at September 30, 2020. The reduction in commercial criticized loans reflects payoffs, paydowns and charge-offs exceeding new downgrades. Criticized commercial loans at September 30, 2021 include $69 million of loans in our sectors under focus, or those that we deem to be disproportionately impacted by the pandemic and $72 million in our energy portfolio. Criticized loans are defined as those having potential weaknesses that deserve management’s close attention (risk-rated as special mention, substandard and doubtful), including both accruing and nonaccruing loans. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process. In addition, the Company often looks at portfolios of loans to determine if there are areas of risk not specifically identified in its loan by loan approach. In alignment with regulatory guidance, we have been working with our customers by providing various types of loan deferrals or other modifications to manage the effects of economic stress. Most shorter-term deferrals have expired; however, loans totaling approximately $260 million at September 30, 2021 have active structured solutions, or longer-term contractual payment modifications of the original loan agreement, down from $385 million at June 30, 2021. Our ability to predict future cash flow beyond the modification period is limited due to economic uncertainty, and further risk rating adjustments could be required.

Net charge-offs were $1.8 million, or 0.03% of average total loans on an annualized basis in the third quarter of 2021, compared to $10.5 million, or 0.20% of average total loans in the second quarter of 2021 and $24.0 million, or 0.43% in the third quarter of 2020. Commercial net charge-offs totaled $0.5 million in the third quarter of 2021. This is down compared to the second quarter of 2021 commercial charge-offs of $9.3 million. The third quarter of 2020 commercial net charge-offs totaled $23.2 million, consisting largely of charges related to healthcare-dependent credits. Our residential mortgage portfolio reflected minimal net recoveries in the third and second quarters of 2021 and the third quarter of 2020, and consumer net charge-offs were $1.7 million in the third quarter of 2021, up from $1.4 million in the prior quarter and $1.1 million in the third quarter of 2020.

The following table sets forth activity in the allowance for credit losses for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2021	2021	2020	2021	2020
Provision and Allowance for Credit Losses
Allowance for loan losses:
Allowance for loan losses at beginning of period	$399,668	$424,360	$442,638	$450,177	$191,251
Loans charged-off:
Commercial non real estate	3,437	11,420	24,557	32,369	364,123
Commercial real estate - owner-occupied	40	1,335	122	1,722	1,828
Total commercial & industrial	3,477	12,755	24,679	34,091	365,951
Commercial real estate - income producing	-	37	710	231	2,211
Construction and land development	11	8	2	267	7
Total commercial	3,488	12,800	25,391	34,589	368,169
Residential mortgages	11	98	29	218	170
Consumer	3,256	2,924	2,904	9,874	13,640
Total charge-offs	6,755	15,822	28,324	44,681	381,979
Recoveries of loans previously charged-off:
Commercial non real estate	2,392	2,288	1,532	6,579	4,831
Commercial real estate - owner-occupied	76	250	552	363	659
Total commercial & industrial	2,468	2,538	2,084	6,942	5,490
Commercial real estate - income producing	100	—	—	100	46
Construction and land development	384	1,005	98	1,548	549
Total commercial	2,952	3,543	2,182	8,590	6,085
Residential mortgages	496	231	317	933	1,078
Consumer	1,537	1,550	1,817	4,636	4,360
Total recoveries	4,985	5,324	4,316	14,159	11,523
Total net charge-offs	1,770	10,498	24,008	30,522	370,456
Provision for loan losses	(26,377)	(14,194)	30,044	(48,134)	578,468
Cumulative effect of change in accounting principle (a)	—	—	—	—	49,411
Allowance for loan losses at end of period	$371,521	$399,668	$448,674	$371,521	$448,674
Reserve for Unfunded Lending Commitments:
Reserve for Unfunded Lending Commitments at beginning of period	$29,524	$32,559	$36,571	$29,907	$3,974
Cumulative effect of change in accounting principle (a)	—	—	—	—	27,330
Provision for losses on unfunded lending commitments	(578)	(3,035)	(5,045)	(961)	222
Reserve for unfunded lending commitments at end of period	$28,946	$29,524	$31,526	$28,946	$31,526
Total Allowance for Credit Losses	$400,467	$429,192	$480,200	$400,467	$480,200
Total Provision for Credit Losses	$(26,955)	$(17,229)	$24,999	$(49,095)	$578,690
Coverage Ratios:
Allowance for loan losses to period-end loans	1.78%	1.89%	2.02%	1.78%	2.02%
Allowance for credit losses to period-end loans	1.92%	2.03%	2.16%	1.92%	2.16%
Charge-offs ratios:
Gross charge-offs to average loans	0.13%	0.30%	0.50%	0.28%	2.30%
Recoveries to average loans	0.09%	0.10%	0.08%	0.09%	0.07%
Net charge-offs to average loans	0.03%	0.20%	0.43%	0.19%	2.23%
Net Charge-offs to average loans by portfolio
Commercial non real estate	0.04%	0.37%	0.88%	0.35%	4.75%
Commercial real estate - owner-occupied	(0.01)%	0.16%	(0.06)%	0.06%	0.06%
Total commercial & industrial	0.03%	0.32%	0.69%	0.29%	3.75%
Commercial real estate - income producing	(0.01)%	0.00%	0.08%	0.01%	0.09%
Construction and land development	(0.12)%	(0.35)%	(0.03)%	(0.15)%	(0.06)%
Total commercial	0.01%	0.22%	0.52%	0.20%	2.81%
Residential mortgages	(0.08)%	(0.02)%	(0.04)%	(0.04)%	(0.04)%
Consumer	0.41%	0.32%	0.22%	0.41%	0.60%
For informational purposes - included above
Provision for credit loss associated with energy loan sale	$—	$—	$—	$—	$160,101
Charge-offs associated with energy loan sale	$—	$—	$—	$—	$242,628

(a)	Represents the increase in the allowance upon the January 1, 2020 adoption of ASC 326, commonly referred to as Current Expected Credit Losses, or CECL.

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, troubled debt restructurings and foreclosed and surplus ORE and other foreclosed assets. Loans past due 90 days or more and still accruing are also disclosed.

	September 30,	June 30,	March 31,	December 31,	September 30,
(in thousands)	2021	2021	2021	2020	2020
Loans accounted for on a nonaccrual basis:
Commercial non-real estate	$7,167	$16,029	$24,108	$34,200	$41,401
Commercial non-real estate - restructured	2,781	3,095	3,542	18,636	36,783
Total commercial non-real estate	9,948	19,124	27,650	52,836	78,184
Commercial real estate - owner occupied	4,922	6,276	9,922	13,514	14,394
Commercial real estate - owner-occupied - restructured	1,798	1,839	1,882	342	289
Total commercial real estate - owner-occupied	6,720	8,115	11,804	13,856	14,683
Commercial real estate - income producing	4,167	4,975	4,729	6,650	6,932
Commercial real estate - income producing - restructured	82	86	89	93	96
Total commercial real estate - income producing	4,249	5,061	4,818	6,743	7,028
Construction and land development	1,230	2,004	1,680	2,475	3,192
Construction and land development - restructured	8	8	9	11	42
Total construction and land development	1,238	2,012	1,689	2,486	3,234
Residential mortgage	23,423	30,995	39,066	38,075	40,865
Residential mortgage - restructured	2,541	1,780	1,649	2,498	2,731
Total residential mortgage	25,964	32,775	40,715	40,573	43,596
Consumer	12,238	16,464	21,758	23,385	24,737
Consumer - restructured	—	—	—	—	—
Total consumer	12,238	16,464	21,758	23,385	24,737
Total nonaccrual loans	$60,357	$83,551	$108,434	$139,879	$171,462
Restructured loans - still accruing:
Commercial non-real estate	$480	$526	$2,337	$549	$5,195
Commercial real estate - owner occupied	—	—	—	—	—
Commercial real estate - income producing	—	—	341	349	357
Construction and land development	119	120	121	122	123
Residential mortgage	1,407	2,103	2,457	2,217	2,308
Consumer	1,065	1,081	1,064	1,025	1,132
Total restructured loans - still accruing	3,071	3,830	6,320	4,262	9,115
Total nonperforming loans	63,428	87,381	114,754	144,141	180,577
ORE and foreclosed assets	8,423	10,201	9,467	11,648	11,640
Total nonperforming assets (a)	$71,851	$97,582	$124,221	$155,789	$192,217
Loans 90 days past due still accruing (b)	$9,970	$8,925	$5,090	$3,361	$10,439
Total restructured loans	$10,281	$10,638	$13,491	$25,842	$49,056
Ratios:
Nonaccrual loans to total loans	0.29%	0.40%	0.50%	0.64%	0.77%
Nonperforming assets to loans plus ORE and foreclosed assets	0.34%	0.46%	0.57%	0.71%	0.86%
Allowance for loan losses to nonaccrual loans	615.54%	478.35%	391.35%	321.83%	261.68%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	506.17%	415.00%	354.09%	305.20%	234.89%
Loans 90 days past due still accruing to loans	0.05%	0.04%	0.02%	0.02%	0.05%

(a) Includes total nonaccrual loans, total restructured loans - still accruing and ORE and foreclosed assets.

(b) Excludes 90+ accruing restructured loans already reflected in total nonperforming loans of $1.8 million at 3/31/2021.

Nonperforming assets totaled $71.9 million at September 30, 2021, down $25.7 million from June 30, 2021, and $120.4 million from September 30, 2020. Nonperforming loans decreased $24.0 million compared to June 30, 2021, and $117.1 million from September 30, 2020. The decline in nonperforming loans was largely attributable to charge-offs and payoffs outpacing downgrades. ORE and foreclosed assets were $8.4 million at September 30, 2021, down from $10.2 million at June 30, 2021, and $11.6 million at September 30, 2020. Nonperforming assets as a percentage of total loans, ORE and other foreclosed assets was 0.34% at September 30, 2021, down 12 bps from June 30, 2021, and 52 bps from September 30, 2020.

Changes in assumptions in our underlying economic forecasts, such as vaccination rates, size and timing of government infrastructure spending, timing of the resolution of the coronavirus pandemic and return to full economic activity will drive our future level of reserves. Assuming that we continue to see improving credit quality and favorable changes in economic assumptions, we expect a modest reserve release in the fourth quarter of 2021.

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

Total deposits were $29.2 billion at September 30, 2021, down $65 million, or less than 1%, from June 30, 2021, with a favorable change in our deposit mix that included a $247 million increase in noninterest-bearing deposits and a $312 million decrease in interest-bearing accounts, including a $144 million decrease in higher-cost time deposits. Total deposits increased $2.2 billion, or 8%, from September 30, 2020, with strong growth in both noninterest-bearing and interest bearing transaction deposits, largely the result of pandemic-related activity. Average deposits for the third quarter of 2021 were $29.2 billion, flat to the second quarter of 2021 and up $2.5 billion, or 9%, from the third quarter of 2020.

Noninterest-bearing demand deposits were $13.7 billion at September 30, 2021, up $247 million, or 2%, from June 30, 2021, and $1.8 billion, or 15%, from September 30, 2020. The continued elevated balances are primarily due to stimulus and additional PPP funds deposited in business accounts. Noninterest-bearing demand deposits comprised 47% of total deposits at September 30, 2021, 46% at June 30, 2021 and 44% at September 30, 2020.

Interest-bearing transaction and savings accounts of $11.3 billion at September 30, 2021 were virtually flat compared to June 30, 2021, and increased $1.3 billion, or 13%, from September 30, 2020. These increases were primarily driven by movement from maturing certificates of deposit in the low interest rate environment, as well as other stimulus-related funds that remain in customer accounts.

Interest-bearing public fund deposits totaled $3.1 billion at September 30, 2021, down $151.4 million, or 5%, from June 30, 2021, and down $120.8 million, or 4%, from September 30, 2020. Time deposits other than public funds totaled $1.2 billion at September 30, 2021, down $143.7 million, or 11%, from June 30, 2021, and $793.5 million, or 40%, from the third quarter of 2020. The decrease from both periods was due in part to maturing retail and jumbo certificates of deposit which were not renewed, likely due to prevailing rates that reflect management’s strategic approach to lowering the cost of funds. The decrease from the prior year was also due to a $96.2 million decrease in brokered certificates of deposit which matured and were not replaced due to excess liquidity.

Management expects deposits to increase $100 to $200 million in the fourth quarter, ending the year at approximately $29.4 billion, or up 6% compared to year-end 2020.

Short-Term Borrowings

At September 30, 2021, short-term borrowings totaled $1.7 billion, up $229 million, or 15%, from June 30, 2021 and down $162 million, or 8%, from September 30, 2020, driven mainly by changes in customer repurchase agreements. Average short-term borrowings of $1.6 billion in the third quarter of 2021 were down $49 million, or 3%, compared to the second quarter of 2021, and $121 million, or 7%, compared to the third quarter of 2020. The decrease in both periods was largely due to a lower level of customer repurchase agreements.

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

Long-Term Debt

Long-term debt totaled $248.0 million at September 30, 2021 virtually flat compared to June 30, 2021, and down from $385.9 million at September 30, 2020. The decrease from September 30, 2020 is attributable to the June 15, 2021 early redemption of the 5.95% subordinated notes due 2045 with an aggregate principal amount of $150 million.

Long-term debt at September 30, 2021 includes subordinated notes payable with an aggregate principal amount of $172.5 million with a stated maturity of June 15, 2060, a fixed rate of 6.25% per annum that qualify as Tier 2 capital of certain regulatory capital ratios. Subject to prior approval by the Federal Reserve, the Company may redeem these notes in whole or in part on any of its quarterly interest payment dates after June 15, 2025.

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

The contract amounts of these instruments reflect our exposure to credit risk. The Bank undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. At September 30, 2021, the Company had a reserve for unfunded lending commitments totaling $28.9 million.

The following table shows the commitments to extend credit and letters of credit at September 30, 2021 according to expiration date.

		Expiration Date
		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$8,983,039	$4,128,455	$2,240,564	$1,788,746	$825,274
Letters of credit	370,905	300,619	58,387	11,899	—
Total	$9,353,944	$4,429,074	$2,298,951	$1,800,645	$825,274

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

The following table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in rates at September 30, 2021. Shifts are measured in 100 basis point increments in a range from -500 to +500 basis points from base case, with +100 through +300 basis points presented in the table below. Our interest rate sensitivity modeling incorporates a number of assumptions including loan and deposit repricing characteristics, the rate of loan prepayments and other factors. The base scenario assumes that the current interest rate environment is held constant over a 24-month forecast period and is the scenario to which all others are compared in order to measure the change in net interest income. Policy limits on the change in net interest income under a variety of interest rate scenarios are approved by the Board of Directors. All policy scenarios assume a static volume forecast where the balance sheet is held constant, although other scenarios are modeled.

	Estimated Increase
	(Decrease) in NII
Change in Interest Rates	Year 1	Year 2
(basis points)
+100	6.64%	10.66%
+200	14.01%	21.30%
+300	21.48%	32.22%

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

Uncertainty remains over what rate or rates may become widely accepted alternatives to LIBOR within the industry, and the effect of any such changes in views or alternatives may have on the markets for LIBOR-indexed financial instruments. In particular, regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee (ARRC)) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., AMERIBOR or the Secured Overnight Financing Rate (SOFR) as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments.

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

The Bank has adopted several replacement benchmarks to use in place of LIBOR benchmark rates, with AMERIBOR along with FRB-NY SOFR as the primary rates. The replacement benchmarks rates adopted by the Bank have been affirmed to comply with the 19 principles set forth by the International Organization of Securities Commissions (IOSCO) for Financial Benchmarks, and it further provides the Bank confidence these replacement benchmarks are based on transparent, market-based transactions. The Bank began using these replacement benchmarks towards the end of the third quarter of 2021.

At September 30, 2021, approximately 36% of our loan portfolio, excluding PPP loans, consisted of variable rate loans tied to LIBOR, along with related derivatives and other financial instruments.

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures were effective.

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	Total number of shares or units purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under such plans or programs
July 1, 2021 - July 31, 2021	—	—	—	4,338,000
August 1, 2021 - August 31, 2021	56,349	$44.52	56,349	4,281,651
September 1, 2021 - September 30, 2021	—	—	—	4,281,651
	56,349	$35.55	56,349

Item 6.  Exhibits

(a)  Exhibits:

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Hancock Whitney Corporation		8-K	3.1	5/1/2020
3.2	Second Amended and Restated Bylaws of Hancock Whitney Corporation		8-K	3.2	5/1/2020
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File	X

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

November 4, 2021