Form 10-K
period 2021-12-31
HANCOCK WHITNEY CORP
filed 2022-02-25
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36872

Hancock Whitney Corporation

(Exact name of registrant as specified in its charter)

Mississippi	64-0693170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Hancock Whitney Plaza, 2510 14th Street, Gulfport, Mississippi	39501	(228) 868-4727
(Address of principal executive offices)	(Zip Code)	Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Tit
Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
COMMON STOCK, $3.33 PAR VALUE	HWC	The NASDAQ Stock Market, LLC
6.25% SUBORDINATED NOTES	HWCPZ	The NASDAQ Stock Market, LLC

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $3.8 billion based upon the closing market price on NASDAQ on June 30, 2021. For purposes of this calculation only, shares held by nonaffiliates are deemed to consist of (a) shares held by all shareholders other than directors and executive officers of the registrant plus (b) shares held by directors and officers as to which beneficial ownership has been disclaimed.

On January 31, 2022, the registrant had 86,765,754 shares of common stock outstanding.

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

Hancock Whitney Corporation

Glossary of Defined Terms

Entities:

Hancock Whitney Corporation – a financial holding company registered with the Securities and Exchange Commission

Hancock Whitney Bank – a wholly-owned subsidiary of Hancock Whitney Corporation through which Hancock Whitney Corporation conducts its banking operations

Hancock Whitey Investment Services – a wholly owned subsidiary of Hancock Whitney Corporation, through which Hancock Whitney Corporation conducts broker-dealer services

Company – Hancock Whitney Corporation and its consolidated subsidiaries

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

ALCO – Asset Liability Management Committee

ALLL – Allowance for loan and lease losses

ARRC – Alternative reference rate committee

ASC – Accounting standards codification

ASR– Accelerated share repurchase

ASU– Accounting standards update

ATM – Automated teller machine

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

CEO – Chief Executive Officer

CFPB– Consumer Financial Protection Bureau

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

DEI – Diversity, equity and inclusion

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

NII– Net interest income

n/m – not meaningful

NSF – Non-sufficient funds

OCI – Other comprehensive income or loss

OD – Overdraft

ORE – Other real estate defined as foreclosed and surplus real estate

PCD – Purchased credit deteriorated loans, as defined by ASC 326

PCI – Purchased credit impaired loans as defined by ASC 310-30

PPNR – Pre-provision net revenue

PPP– Paycheck Protection Program, a loan program administered by the Small Business Administration designed to provide a direct incentive for small businesses to keep workers on payroll during interruptions caused by the COVID-19 pandemic.

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

Volcker Rule – Section 619 of the Dodd-Frank Act and regulations promulgated thereunder, as applicable

PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning and protections of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are set forth in this Annual Report on Form 10-K and in other reports or documents that we file from time to time with the SEC and include, but are not limited to, the following:

•

the negative impacts and disruptions resulting from the outbreak of the novel coronavirus and variants thereof, or COVID-19, on the economies and communities we serve, which has had and will likely continue to have an adverse impact on our business operations and performance, and has and may continue to have a negative impact on our credit portfolio, stock price, borrowers and the economy as a whole both globally and domestically;

•	government or regulatory responses to the COVID-19 pandemic;
•

general economic and business conditions in our local markets, including conditions affecting employment levels, interest rates, inflation, collateral values, customer income, creditworthiness and confidence, spending and savings that may affect customer bankruptcies, defaults, charge-offs and deposit activity;

•	balance sheet and revenue growth expectations may differ from actual results;
•	the risk that our provision for loan losses may be inadequate or may be negatively affected by credit risk exposure;
•	loan growth expectations;
•	the impact of Paycheck Protection Program (PPP) loans on our results;
•	management’s predictions about charge-offs;
•	the risk that our enterprise risk management framework may not identify or address risks adequately, which may result in unexpected losses;
•	the impact of future business combinations upon our performance and financial condition including our ability to successfully integrate the businesses;
•	deposit trends;
•	credit quality trends;
•	changes in interest rates;
•	the impact of reference rate reform;
•	net interest margin trends, including the impact of changes in interest rates;
•	success of revenue-generating initiatives;
•	future expense levels;
•

improvements in expense to revenue (efficiency ratio), including the risk that we may not realize the expected benefits from our efficiency and growth initiatives or that we may not be able to realize these cost savings or revenue benefits in the time period expected, which could negatively affect our future profitability;

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
•

our ability to identify and address potential cybersecurity risks, including data security breaches, credential stuffing, ransomware and other malware, “denial-of-service” attacks, “hacking” and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation;

•	the extensive use, reliability, disruption, and accuracy of the models and data we rely on;

•	risks related to our implementation of new lines of business, new products and services or new technologies;
•	our ability to receive dividends from Hancock Whitney Bank could affect our liquidity, including our ability to pay dividends or take other capital actions;
•	A net loss or a material decrease in net income over several quarters could result in a decrease in, or the elimination of, our quarterly cash dividend;
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

ITEM 1.       BUSINESS

ORGANIZATION

Hancock Whitney Corporation (the “Company”) is a financial services company that is both a bank holding company and a financial holding company registered under the Bank Holding Company Act of 1956, as amended. The Company provides comprehensive financial services through its bank subsidiary, Hancock Whitney Bank (the “Bank”), a Mississippi state bank, and other nonbank affiliates. Our principal executive offices are located at 2510 14th Street, Gulfport, Mississippi, 39501, and our telephone number is (800) 522-6542. Our common stock trades on the Nasdaq Global Select Market under the ticker symbol “HWC.”

At December 31, 2021, our balance sheet had grown to $36.5 billion, with loans totaling $21.1 billion and deposits totaling $30.5 billion.

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

We offer other services through bank and nonbank subsidiaries. Our nonbank subsidiary of the holding company, Hancock Whitney Investment Services, Inc., provides investment brokerage services, annuity and life insurance products, and participates in select underwriting transactions, primarily for banking clients with which we have an existing relationship. The Bank’s subsidiaries Hancock Whitney Equipment Finance, LLC and Hancock Whitney Equipment Finance and Leasing, LLC, provide commercial finance products to middle market and corporate clients, including leases and related structures. We have other subsidiaries of the bank for purposes such as facilitating investments in new market tax credit activities and holding certain foreclosed assets.

We operate primarily in the Gulf South region of the U.S., comprised of southern and central Mississippi; southern and central Alabama; southern, central and northwest Louisiana; the northern, central, and panhandle regions of Florida; and certain areas of east and northeast Texas, including the Houston, Beaumont, Dallas and San Antonio areas, among others. We also operate a loan production office in Nashville, Tennessee. At December 31, 2021, we had 177 banking locations and 240 ATMs across our footprint. Our operating strategy is to provide customers with the financial sophistication and range of products of a regional bank, while successfully retaining the commercial appeal and level of service of a community bank.

Some of the most common forms of commerce along the Gulf Coast and other areas we serve are retail trade, healthcare and social assistance, hospitality and tourism, petrochemical refining, energy and related services, military and government related activities, educational complexes, transportation services and port facilities, among others.

Our priority is to continue to grow revenue in our existing markets with controlled expenses while providing five-star service through enhanced technology and processes that make banking simpler for our clients. We have and will continue to invest in promoting new and enhanced products that contribute to the goals of continuing to diversify our sources of revenue for both new and existing clients. We have and will continue to evaluate future acquisition opportunities that have the potential to increase shareholder value, provided overall economic conditions and our capital levels support such a transaction.

Additional information regarding the Company and the Bank is available at investors.hancockwhitney.com.

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

Additionally, our loan concentration policy sets limits and manages our exposures within specified concentration tolerances, including those to particular borrowers, foreign entities, industries, and property types for commercial real estate. This policy sets standards for portfolio risk management and reporting, monitoring of large borrower concentration limits and systematic tracking of large commercial loans and our portfolio mix. We continually monitor our concentration of commercial real estate, healthcare, shared national credits, leveraged loans and energy-related loans to ensure the mix is consistent with our risk tolerance. In addition, as a result of the COVID-19 economic environment, we have enhanced our due diligence on customers, portfolios and concentrations. This additional focus will continue for the duration of the public health emergency, and likely longer, to ensure alignment between risk appetite and concentration risk management. We define concentration as the total of funded and unfunded commitments as a percentage of total Bank capital (as defined for risk-based capital ratios). Portfolio segment concentrations (shown as a percentage of risk-based capital) as of December 31, 2021 are as follows:

Portfolio Segment Concentrations

•	Commercial non-real estate — 482%
•	Commercial real estate - owner occupied — 92%
•	Commercial real estate-income producing — 113%
•	Construction and land development — 95%
•	Residential mortgage — 76%
•	Consumer — 106%

The following details the more significant industry concentrations for commercial non-real estate and owner occupied real estate included above (shown as a percentage of risk-based capital) as of December 31, 2021:

Significant Industry Concentrations

•	Real estate and rental and leasing — 58%
•	Healthcare and social assistance — 55%
•	Construction — 54%
•	Manufacturing — 52%
•	Finance and insurance — 49%
•	Wholesale trade — 47%
•	Retail trade — 46%
•	Professional, scientific and technology services — 34%
•	Transportation and warehousing — 34%
•	Accommodation and food services — 21%
•	Government and public administration — 19%
•	Other services (except public administration) — 18%
•	Mining, quarrying and oil and gas extraction — 15%

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

The following briefly describes the composition of our loan portfolio by segment:

Commercial and industrial

The Bank offers a variety of commercial loan services to a diversified customer base over a range of industries, including wholesale and retail trade in various durable and nondurable products, manufacturing of such products, financial and professional services, healthcare services, energy, marine transportation and maritime construction, and agricultural production, among others. Commercial and industrial loans are made available to businesses for working capital (including financing of inventory and receivables), business expansion, to facilitate the acquisition of a business, and the purchase of equipment and machinery, including equipment leasing.

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

Commercial non-real estate loans also include loans made under the Small Business Administration’s (SBA) Paycheck Protection Program (PPP). The PPP closed for new originations in 2021 and is not expected to be reopened. PPP loans are guaranteed by the SBA and are forgivable to the debtor upon satisfaction of certain criteria. The loans bear interest at 1% per annum and have two or five year terms, depending on the date of origination. These loans also earn an origination fee of 1% to 5%, depending on the loan size, that is deferred and amortized over the estimated life of the loan using the effective yield method.

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

Repayment of commercial real estate – income producing loans is generally dependent on the successful operation of the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing the commercial real estate – income producing portfolios are diverse in terms of type and geographic location. We monitor and evaluate these loans based on collateral, geography and risk grade criteria. This portfolio has experienced minimal losses in the last several years; however, past experience has shown that commercial real estate conditions can be volatile, so we actively monitor concentrations within this portfolio segment, among others.

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

Deposits

The Bank has several programs designed to attract deposit accounts from consumers and businesses at interest rates generally consistent with market conditions. Deposits are the most significant funding source for the Company’s interest-earning assets. Interest paid on deposits represents a significant component of our interest expense. Deposits are attracted principally from clients within our retail branch network through the offering of a broad array of deposit products to individuals and businesses, including noninterest-bearing demand deposit accounts, interest-bearing transaction accounts, savings accounts, money market deposit accounts, and time deposit accounts. Terms vary among deposit products with respect to commitment periods, minimum balances and applicable fees. Interest rates offered on interest-bearing deposits are determined based on a number of factors, including, but not limited to, (1) interest rates offered in local markets by competitors, (2) current and expected economic conditions, (3) anticipated future interest rates, (4) the expected amount and timing of funding needs, and (5) the availability and cost of alternative funding sources. Deposit flows are generally controlled primarily through pricing, and to a lesser extent, through promotional activities. More recently, deposit levels have also been influenced by pandemic-driven factors, such as inflows from government stimulus payments and PPP loan proceeds, and a general slowdown in consumer and business spending, and other factors, such as hurricane-related insurance proceeds. Management believes that the rates that it offers on deposit accounts are generally competitive with other financial institutions in the Bank’s market areas. Client deposits are attractive sources of funding because of their stability and low relative cost. Deposits are regarded as an important part of the overall client relationship.

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

Brokered deposits, including time deposits and money market accounts, totaled $30 million at December 31, 2021. Brokered deposits are funds which the Bank obtains through deposit brokers who sell participations in a given bank deposit account or instrument to one or more investors. These brokered deposits are fully insured by the FDIC because they are participated out by the deposit broker in shares of $250,000 or less. Brokered deposit issuances are approved by ALCO as one component of its funding strategy to support ongoing asset growth until such time as customer deposit growth ultimately replaces the brokered deposits. As a result of transaction and savings deposit growth since 2020 that largely stemmed from the deposit of government stimulus funds and PPP loans, the Company has not renewed maturing brokered deposits. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the Bank may continue to accept brokered deposits as long as it is either “well-capitalized” or “adequately-capitalized.”

Trust Services

The Bank, through its trust department, offers a full range of trust services on a fee basis. In its trust capacities, the Bank provides investment management services on an agency basis and acts as trustee for pension plans, profit sharing plans, corporate and municipal bond issues, living trusts, life insurance trusts and various other types of trusts created by or for individuals, businesses, and charitable and religious organizations. At December 31, 2021, the trust department of the Bank had approximately $28.0 billion of assets under administration, comprised of investment management and investment advisory agency accounts of $5.6 billion and other custody and safekeeping accounts of $10.1 billion, corporate trust accounts of $6.0 billion, and personal, employee benefit, estate and other trust accounts totaling $6.3 billion.

HUMAN CAPITAL RESOURCES

Our employees, whom we refer to as associates, are our most valuable asset. Associates are the collective face, voice, and spirit of our organization. To the people and communities we serve, our associates are Hancock Whitney. Our century-old culture and core values are the consistent beacon that guides how our associates carry on our legacy with honor, integrity, and service. Additionally, the policies and practices we define for associates further reinforce the founding principles fundamental to who we are and how we do business. The diversity of our associates makes us a stronger and more resilient company, one that fosters a culture of inclusion and belonging, and one that supports our associates, clients, communities, and shareholders in achieving their goals and dreams.

We promise our associates an environment where they can grow, they have a voice, and they are important. We are committed to providing an associate experience and total rewards package that attracts, develops, and retains top quality talent. We continually review and develop strategies that support the needs of our associates while balancing business needs. In 2021, the Company’s human capital strategy focused on supporting the ever-changing needs of our associates, our ongoing response to the COVID-19 pandemic, and various initiatives to improve operations and overall efficiency while maintaining our commitment to our clients and communities.

Workforce Demographics

As of December 31, 2021, the Company had 3,486 full-time equivalent associates, predominately located in our core footprint of Mississippi, Louisiana, Alabama, Florida, Texas and Tennessee, compared to 3,986 associates as of December 31, 2020. During 2021, we reduced our full-time equivalent headcount by approximately 13% through regular voluntary attrition, a voluntary early retirement incentive program (VERIP), and other initiatives to improve overall efficiency. Further discussion of these initiatives appear in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this document.

Diversity, Equity, and Inclusion

Diversity, Equity, and Inclusion (DEI) are fundamental to our purpose. We pledge exceptional service to our clients and communities and believe our commitment to DEI further strengthens our ability to meet the needs of our associates, communities, clients, and shareholders. Different perspectives, backgrounds, and experiences produce stronger teams and collaborative innovation resulting in improved overall organizational performance. This wider range of influence and diverse thought allows us to better serve the people and communities depending on us.

Underscoring an ongoing commitment to championing a culture of inclusion and belonging, the Company established a DEI Council sponsored by the President and CEO in 2018, which consists of associates from a variety of locations, business segments, genders, races, ethnicities, tenures, and experiences who work together as thought leaders to promote and foster an inclusive workplace culture that appreciates differences and values all perspectives. Additionally, the Company named a Director of DEI in 2020 to serve as a champion and dedicated resource to lead our DEI efforts. The Director of DEI and the Chief Human Resources Officer serve as chair and co-chair, respectively, of the DEI Council and partner with Company leaders on strategies to attract, hire, develop, and retain a diverse workforce of top talent, regardless of race, color, religious beliefs, national origin, ancestry, citizenship, sex, gender, sexual orientation, gender identity, marital status, age, disability, genetic information, protected veteran status or any other dimension of diversity. We monitor and track the progress of our efforts and regularly implement programs and practices to support a diverse and inclusive workplace. As of December 31, 2021, approximately 67% of our associates have self-identified as female and approximately 27% have self-identified as a person of color.

Continuing on our efforts to build and attract a diverse workforce, in 2021, we cultivated new relationships and strengthened existing partnerships and recruiting efforts with key organizations. We enhanced our campus recruiting, internship, and scholarship programs across the footprint and expanded efforts at historically black colleges and universities by funding the establishment of scholarships and programs to support black students. Further, we deepened partnerships with diverse external professional organizations such as Ochsner Health System Employee Resource Groups, City of New Orleans Supplier Diversity Office, and Lighthouse Business & Professional Women, and leveraged our associates for candidate referrals. In 2021, approximately 76% of our new hires self-identified as a female and approximately 43% of new hires self-identified as a person of color.

Further supporting and celebrating the existing workforce, associates are provided diversity education, experiences, and resources to help inspire behaviors that contribute to an inclusive, high-performing culture in which all associates may thrive. In 2021, the Company enhanced its diversity-learning opportunities with new experiential learning platforms including Fierce Conversations 3D Simulations, Understanding Cultural Bias, and associate conversation series to help drive inclusive behaviors and inspire a growth mindset. Additionally, we increased our focus on associate volunteer activities tied to strengthening DEI within our footprint.

Compensation and Benefits

We strive to provide a comprehensive total rewards package that meets the various needs of our associates including market-competitive pay and robust benefit options that attract and retain top talent. To ensure our total rewards programs remain competitive, we engage in nationally recognized third-party compensation and benefits surveys and utilize the expertise of an independent executive compensation firm and an outside benefits broker and consulting firm to objectively evaluate our compensation and benefits packages and benchmark them against industry peers and similarly situated organizations on an annual basis.

Our compensation philosophy is a performance-based strategy which aligns our programs with our business goals and objectives. Base salaries are established considering competitive market rates for specific roles as well as the experience and performance levels of our associates. The Company rewards associates for individual performance through merit-based compensation increases and provides additional opportunities for financial advancement through promotions and various incentive opportunities.

We promote a pay-for-performance philosophy and motivate a majority of our associate population with incentive compensation designed to drive strategies, behaviors, and business goals while effectively balancing risk and reward. We also use long-term incentive compensation to attract and retain top talent while keeping associates focused on long-term company performance, significant milestone achievements, and creation of shareholder value.

We recognize the well-being of our associates is critical to the success of the organization. We offer a competitive and comprehensive benefits program to support associates throughout all life stages. Our benefits include comprehensive health, dental, life, and disability coverage that are funded in whole or in part by the Company as well as a 401(k) plan featuring a company match of a dollar-for-dollar on the first one percent and 50 cents on the dollar on the next five percent of associate contributions and a fixed employer contribution of two percent of pay for associates who do not participate in our grandfathered pension program. We also provide our associates with programs and tools to support their overall well-being including paid time off, personal health advocate, employee assistance, behavioral assistance, and tuition reimbursement programs, as well as a range of resources to support the well-being of our associates and their families throughout the full spectrum of their careers and lives.

Talent Acquisition, Development, and Retention

The Company is dedicated to attracting, developing, and retaining exceptional talent and strives to keep associates motivated, rewarded, and appreciated through our commitment to DEI; competitive total rewards packages; and career development. Of the approximately 1,300 requisitions filled in 2021, 47% were filled by internal associates. Approximately 12% of our workforce received a promotion in 2021, consisting of 76% females and 28% persons of color.

Recognizing the development of our associates is critical to our success, the Company invests in resources to ensure associates have access to the tools needed to do their jobs effectively and succeed within the organization, including technical, skills-based, management, and leadership programs, as well as formal talent, performance management, and succession planning processes. Through customized learning plans, associates are provided targeted resources to ensure they gain the knowledge and skills needed to successfully perform their duties in accordance with the Company’s practices. Associates also have access to a full suite of optional classes and self-directed resources to personalize career development and prioritize their unique needs and growth opportunities. Additionally, the Company also supports the use of external resources such as professional conferences, specialized seminars, banking schools and other development and leadership programs to supplement associates’ professional development and provides a tuition assistance program for those seeking to deepen their education at undergraduate and graduate levels.

Associate Health, Safety, and Well-Being

The health, safety, and well-being of our associates, along with operating in a safe, secure, and responsible manner, are top priorities for the Company. In addition to the variety of benefits and programs to support the physical, emotional, intellectual, financial, and occupational well-being of our associates, the Hancock Whitney Associate Assistance Fund provides assistance for associates with personal and financial needs during time of unexpected or unavoidable emergencies or disasters. The fund is managed by the Gulf Coast Community Foundation and funded by contributions from the Company as well as associates, board members, and partner organizations.

In 2021, the Company continued its response efforts to the COVID-19 pandemic to ensure the health and safety of our associates, clients, and communities. Safety protocols and procedures remain in place, and we continue to monitor and update our practices in line with CDC guidance and make adjustments to operations in financial centers and office locations as necessary to ensure the health and safety of our associates. The Company also launched an Associate COVID-19 Vaccination Incentive Program (VIP), which provided a one-time $150 cash bonus and cash drawing opportunities for associates who receive the full manufacturer-recommended doses of the COVID-19 vaccine and voluntarily submit acceptable proof of vaccination. At December 31, 2021, approximately 70% of associates voluntarily reported having received the recommended doses of the COVID-19 vaccine.

Rooted in the Gulf South, our company and associates are frequently impacted by hurricanes and other storms. We believe it is paramount to provide relief and recovery resources to help associates and their families remain safe and recover quickly when a storm hits. On August 29, 2021, approximately 25% of our associates were impacted by Hurricane Ida in some way. As a commitment to our associates’ recovery, the Company made a $500,000 contribution to the Hancock Whitney Associate Assistance Fund to provide relief and recovery grants for impacted associates. Additionally, the Company coordinated lodging, blue tarp assistance, meals, and other resources to further support associates in need, totaling more than $1.6 million.

COMPETITION

The financial services industry is highly competitive and may become more competitive as a result of recent and ongoing legislative, regulatory, and technological changes, as well as continued consolidation within the financial services industry and the entrance of new nontraditional competitors into our markets, including financial technology (fintech) companies. The traditional factors in the competition for deposits and loans are interest rates and fee structures associated with the various products offered. We also compete through the efficiency, quality and range of services and products we provide, as well as the convenience provided by an extensive network of customer access channels including local branch offices, ATMs, online and mobile banking, and telebanking centers. In attracting deposits and in our lending activities, we generally compete with other commercial banks, savings associations, credit unions, mortgage banking firms, securities brokerage firms, mutual funds and insurance companies, and other financial and non-financial institutions offering similar products.

The continuing consolidation within the financial services industry is leading to larger, better capitalized and geographically diverse institutions with enhanced product and technology capabilities. Additionally, competition from fintechs, is increasing. In addition to fintechs, certain technology companies are working to provide financial services directly to their customers. These nontraditional financial service providers have been successful in developing digital and other products and services that effectively compete with traditional banking services, but are in some cases subject to fewer regulatory restrictions than banks and bank holding companies, allowing them to operate with greater flexibility and lower cost structures. Although digital products and services have been important competitive features of financial institutions for some time, the COVID-19 pandemic has accelerated the move toward digital financial services products and we expect that trend to continue.

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

Changes in laws and regulations may alter the structure, regulation and competitive relationships of financial institutions. In addition, bank regulatory agencies may issue enforcement actions, policy statements, interpretive letters and similar written guidance applicable to the Company or the Bank.  It cannot be predicted whether and in what form new laws and regulations, or interpretations thereof, may be adopted or the extent to which the business of the Company and the Bank may be affected thereby, but they may have a material adverse effect on our business, operations, and earnings.

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

If we become subject to and are unable to comply with the terms of any future regulatory actions or directives, supervisory agreements, or orders, then we could become subject to additional, heightened supervisory actions and orders, possibly including consent orders, prompt corrective action restrictions and/or other regulatory actions, including prohibitions on the payment of dividends on our common stock and, if issued, preferred stock. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such supervisory action could have a material negative effect on our business, reputation, operating flexibility, financial condition, and the value of our common stock and preferred stock.

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

As a financial holding company, we are permitted to engage directly or indirectly in a broader range of activities than those permitted for a bank holding company that has not elected to be a financial holding company. Financial holding companies may also engage in activities that are considered to be financial in nature, as well as those incidental or, if determined by the Federal Reserve, complementary to financial activities. If the Company or the Bank ceases to be “well capitalized” or “well managed” under applicable regulatory standards, or if the Bank receives a rating of less than satisfactory under the Community Reinvestment Act of 1977 (“CRA”), the Federal Reserve may, among other things, place limitations on our ability to conduct these broader financial activities or, if the deficiencies persist, require us to divest the banking subsidiary or the businesses engaged in activities permissible only for financial holding companies.

As further described below, the Company and the Bank are each well-capitalized under applicable regulatory standards as of December 31, 2021, and the Bank has a rating of “Satisfactory” in its most recent CRA evaluation.

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

Volcker Rule. The Volcker Rule prohibits us and our subsidiaries from (i) engaging in certain proprietary trading for our own account, and (ii) acquiring or retaining an ownership interest in or sponsoring a “covered fund,” all subject to certain exceptions. The Volcker Rule also specifies certain limited activities in which we and our subsidiaries may continue to engage, and required us to implement a compliance program. In 2020, amendments to the proprietary trading and covered funds regulations issued by the federal banking agencies, the SEC and the Commodity Futures Trading Commission took effect, simplifying compliance and providing additional exclusions and exemptions.

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

The Company and the Bank are subject to the following risk-based capital ratios: a common equity Tier 1 ("CET1") risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total risk-based capital ratio, which includes Tier 1 and Tier 2 capital.  CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock, retained earnings, and certain qualifying minority interests, less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, tier 1 minority interests and grandfathered trust preferred securities. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt, other preferred stock and certain hybrid capital instruments, and a limited amount of allowance for credit loss up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, certain “high volatility” commercial real estate, past due assets, structured securities and equity holdings.

The leverage capital ratio, which serves as a minimum capital standard, is the ratio of Tier 1 capital to quarterly average total assets net of goodwill, certain other intangible assets, and certain required deduction items. The required minimum leverage ratio for all banks and bank holding companies is 4%.

In addition, the capital rules also require a capital conservation buffer of CET1 capital of 2.5% above each of the minimum capital ratio requirements (CET1, Tier 1, and total risk-based capital), which is designed to absorb losses during periods of economic stress.  These buffer requirements must be met for a bank or bank holding company to be able to pay dividends, engage in share buybacks or make discretionary bonus payments to executive management without restriction.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified.  Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan.  Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. The Bank was well capitalized at December 31, 2021, and brokered deposits are not restricted.

To be well-capitalized, the Bank must maintain at least the following capital ratios:

•	6.5% CET1 to risk-weighted assets;
•	8.0% Tier 1 capital to risk-weighted assets;
•	10.0% Total capital to risk-weighted assets; and
•	5.0% leverage ratio.

The Federal Reserve has not yet revised the well-capitalized standard for bank holding companies to reflect the higher capital requirements imposed under the current capital rules applicable to banks. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to the Bank, the Company’s capital ratios as of December 31, 2021 would exceed such revised well-capitalized standard. Also, the Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

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

Throughout 2021, the Company’s and the Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the capital conservation buffer requirements. Based on current estimates, we believe that the Company and the Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2022.  Risk-based capital ratios and the leverage capital ratio at December 31, 2021 for the Company and the Bank were as follows:

			Minimum Capital
		Well-Capitalized	Plus Capital
		Under Prompt	Conservation
	Minimum	Corrective Action*	Buffer	Company	Bank
Tier 1 leverage capital ratio	4.00%	5.00	N/A %	8.25%	8.36%
Risk-based capital ratios
Common Equity Tier 1 capital	4.50%	6.50	7.00%	11.09%	11.24%
Tier 1 capital	6.00%	8.00	8.50%	11.09%	11.24%
Total risk-based capital (Tier 1 plus Tier 2)	8.00%	10.00	10.50%	12.84%	12.33%

*Applies to Bank

The results above reflect the five-year transition option related to the cumulative effect of adopting of the provisions of Accounting Standards Codification (“ASC”) Topic 326 – Financial Instruments – Credit Losses, effective January 1, 2020. ASC 326, commonly referred to as Current Expected Credit Losses, or CECL, that replaced the “incurred loss” methodology for financial assets measured at amortized cost, and changed the approaches for recognizing and recording credit losses on available-for-sale debt securities and purchased credit impaired financial assets. The five-year transition rule provides a full delay of the estimated impact of CECL on regulatory capital transition (0%) for the first two years, followed by a three-year transition (25% of the impact included in 2022, 50% in 2023, 75% in 2024 and 100% thereafter). The two-year delay includes the full impact of day one CECL plus the estimated impact of current CECL activity calculated quarterly as 25% of the current ACL over the day one balance (“modified transition amount”). The modified transition amount was recalculated each quarter in 2020 and 2021, with the December 31, 2021 impact of $24.9 million plus day one impact of $44.1 million (net of tax) carrying through the remaining three years of the transition

Payment of Dividends

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

Bank regulators routinely examine institutions for compliance with these anti-money laundering obligations and recently have been active in imposing “cease and desist” and other regulatory orders and money penalty sanctions against institutions found to be in violation of these requirements.  On January 1, 2021, Congress passed federal legislation that made sweeping changes to federal anti-money laundering laws, subject to pending implementation by regulatory rulemaking.

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

Furthermore, the federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management. A financial institution is expected to implement multiple lines of defense against cyber-attacks and ensure that their risk management procedures address the risk posed by potential cyber threats.  A financial institution is further expected to maintain procedures to effectively respond to a cyber-attack and resume operations following any such attack. The Company has adopted and implemented an Information Security Program to comply with the regulatory cybersecurity guidance. Effective April 1, 2022, the federal banking agencies will implement a new rule that requires banks to notify their regulators within 36 hours of a “computer-security incident” that rises to the level of a “notification incident.”

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

In 2016, the Federal Reserve, FDIC and SEC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2021, these rules had not been implemented. We have instituted measures to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles—that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

Accounting and Controls

The Company is also required to file certain reports with, and otherwise comply with the rules and regulations of the SEC under federal securities laws.   For example, we are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company

Accounting Oversight Board, and Nasdaq. In particular, we are required to include management and independent registered public accounting firm reports on internal controls over financial reporting as part of our Annual Report on Form 10‑K in order to comply with Section 404 of the Sarbanes-Oxley Act.  We have evaluated our controls, including compliance with the SEC rules on internal controls.  The assessments of our financial reporting controls as of December 31, 2021 are included in this report under Item 9A. “Controls and Procedures.”  Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the value of our securities.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The names, ages, positions and business experience of our executive officers as of February 25, 2022:

Name	Age	Position
John M. Hairston	58	President of the Company since 2014; Chief Executive Officer since 2008 and Chief Operating Officer from 2008 to 2014; Director since 2006.
Michael M. Achary	61	Senior Executive Vice President since 2017; Executive Vice President from 2008 to 2016; Chief Financial Officer since 2007 and Principal Accounting Officer since 2022.
Joseph S. Exnicios	66	Senior Executive Vice President since 2017; Executive Vice President from 2011 to 2016; President of Hancock Whitney Bank since 2011.
D. Shane Loper	56

Senior Executive Vice President since 2017; Executive Vice President from 2008 to 2016; Chief Operating Officer since 2014; Chief Administrative Officer from 2013 to 2014; Chief Risk Officer from 2012 to 2013; Chief Risk and Administrative Officer from 2010 to 2012.

Joy Lambert Phillips	66	Senior Executive Vice President since 2020; Executive Vice President from 2009 to 2020; Corporate Secretary since 2011; General Counsel since 1999.
Cecil W. Knight, Jr.	58	Executive Vice President since 2016; Chief Banking Officer since 2016; President and owner of Alidade partners, LLC from 2012 to 2016.
Michael Otero	55	Executive Vice President since 2013; Chief Risk Officer since 2020; Chief Internal Auditor from 2013 to 2018.
Ruena H. Wetzel	60	Executive Vice President since 2011; Chief Human Resources Officer since 2011.
Christopher S. Ziluca	60	Executive Vice President since 2018; Chief Credit Officer since 2018; Senior Vice President and Chief Credit Officer of Webster Bank from 2010 to 2018.

ITEM 1A.    RISK FACTORS

We face a number of material risks and uncertainties in connection with our operations. Our business, results of operations and financial condition could be materially adversely affected by the factors described below. The COVID-19 pandemic has adversely affected our business and significant risk and market disruption remain as the public health crisis continues. While we describe risks stemming from operating in the COVID-19 economic environment separately from each of the other risks we identify as material, a number of the risks described are interrelated, and certain of these risks could trigger effects of other risks described below. Also, the risks and uncertainties described below are not the only ones that we may face. Additional risks and uncertainties not presently known to us, or that we do not currently consider to be material, could also potentially impair and/or have an adverse effect on our business, results of operations, and financial condition.

Risks Related to Economic and Market Conditions

The COVID-19 pandemic has adversely impacted our business and financial results, and the ultimate impact will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities in response to the pandemic.

The COVID-19 pandemic has created extensive disruptions to the global economy and to the lives of individuals throughout the world, and will likely continue to have an impact for at least the near term. The pandemic and related efforts to contain it have disrupted global economic activity, adversely affected the functioning of financial markets, impacted interest rates, increased economic and market uncertainty, and disrupted trade, supply chains and the labor market. During the past two years, governments, businesses, and the public have taken unprecedented actions to contain the spread of COVID-19 and to mitigate its effects, including quarantines, travel bans, shelter-in-place orders, closures of businesses and schools, fiscal stimulus packages, vaccine and mask mandates, and legislation designed to deliver monetary aid and other relief. At present, most restrictions on movement have been lifted and widely available vaccines have proved to be effective in minimizing serious illness or death from the novel coronavirus; however, the emergence of new variants of the virus have impeded the ability to fully resolve the public health risk and, as such, disruption of typical social and economic conditions persists. The scope, duration, and full effects of COVID-19 continue to evolve and are not yet fully known. If these effects continue for a prolonged period, it could result in sustained economic stress or recession, and such effects could have a material adverse impact on us in a number of ways related to credit, collateral, customer demand, funding, operations, interest rate risk, liquidity and litigation, as described in more detail below.

Credit Risk. Timely loan repayment and the value of collateral supporting our loans are affected by the strength of our borrowers’ businesses. The continuation of the COVID-19 public health crisis has constrained and is likely to continue to constrain commercial activity and financial transactions. At present, labor shortages and supply chain interruptions continue to present obstacles to economic recovery and have contributed to inflationary conditions. These conditions have and are expected to continue to result in overall economic and financial market instability and affect businesses’ profitability and individuals’ purchasing power, all of which may cause our customers to be unable to make scheduled loan payments. If the economic effects of COVID-19 result in widespread and sustained repayment shortfalls on loans in our portfolio, we could incur significant delinquencies, foreclosures and credit losses, particularly if the available collateral is insufficient to cover our exposure. The future effects of COVID-19 on economic activity could negatively affect the collateral values associated with our existing loans, the ability to liquidate the real estate collateral securing our residential and commercial real estate loans, our ability to maintain loan origination volume and to obtain additional financing, the future demand for or profitability of our lending and services, and the financial condition and credit risk of our customers. Further, in the event of delinquencies, regulatory changes and policies designed to protect borrowers may slow or prevent us from making business decisions in response to such delinquencies or may result in a delay in taking certain remediation actions, such as foreclosure. In addition, we have unfunded commitments to extend credit to customers that could pose additional credit risk in an economic downturn. Furthermore, in an effort to support our communities during the pandemic, we participated in the Paycheck Protection Program (“PPP”) under the CARES Act and the Consolidated Appropriations Act, 2021, whereby loans to small businesses are originated.  These loans require forbearance of loan payments for a specified time and also limit our ability to pursue all available remedies in the event of a loan default. If the borrower fails to qualify for loan forgiveness, or if the SBA determines there is a deficiency in the manner in which any PPP loans were originated, funded or serviced by the Bank, we are subject to repayment risk as well as the heightened risk of holding these loans at unfavorable interest rates as compared to loans to customers that we would have otherwise extended credit.

Strategic Risk. Our financial condition and results of operations may be affected by a variety of external factors, such as economic conditions, labor shortages, and the various responses of governmental and nongovernmental authorities to economic instability. These and other factors may impact the price or marketability of our products and services, cause changes in interest rates that may reduce our earnings and/or increase our funding costs, reduce demand for our financial products, or impact our ability to implement strategic initiatives. The COVID-19 pandemic has significantly increased economic and demand uncertainty and has led to severe disruption and volatility in the global capital markets. Furthermore, many of the governmental actions in response to the pandemic were directed toward curtailing household and business activity to contain COVID-19. The future effects of COVID-19 on economic activity could negatively affect the future banking products we provide, including the level of our loan originations.

Operational Risk. If restrictions are reinstituted that affect our workforce’s access to our facilities, it could limit our ability to meet customer servicing expectations and have a material adverse effect on our operations. In addition, quarantines and health concerns have continued to result in a larger percentage of associates working remotely when compared to pre-pandemic levels. We rely on business processes and branch activity that largely depend on people and technology, including access to information technology systems as well as information, applications, payment systems and other services provided by third parties. Technology in employees’ homes may not be as robust as in our offices and could cause the employees’ access to the networks, information systems, applications, and other tools available to employees to be more limited or less reliable to them than in our offices. The continuation of work-from-home measures also introduces additional operational risk, including a small measure of increased cybersecurity risk. These cyber risks include slightly greater phishing, malware, and other cybersecurity attacks, vulnerability to disruptions of our information technology infrastructure and telecommunications systems for remote operations, increased risk of unauthorized dissemination of confidential information, limited ability to restore the systems in the event of a systems failure or interruption, greater risk of a security breach resulting in destruction or misuse of valuable information, and potential impairment of our ability to perform critical functions, including wiring funds, all of which could expose us to risks of data or financial loss, litigation and liability and could seriously disrupt our operations and the operations of any impacted customers.

Moreover, we rely on many third parties in our business operations, including the appraiser of the real property collateral, vendors that supply essential services such as loan servicers, providers of financial information, systems and analytical tools and providers of electronic payment and settlement systems, and local and federal government agencies, offices, and courthouses. These entities may limit the availability and access of their services due to the pandemic and related labor shortages. For example, loan origination could be delayed due to the limited availability of real estate appraisers for the collateral. Loan closings could be delayed due to staff reductions in recording offices or the closing of courthouses in certain counties or parishes, which slows the process for title work, mortgage and UCC filings in those counties or parishes. If our third-party service providers continue to have limited capacities for a prolonged period or if additional limitations or potential disruptions in these services materialize, it may negatively affect our operations.

Further, we use quantitative models to help manage certain aspects of our business and to assist with certain business decisions, including estimating credit losses, grading loans and extending credit, estimating the effects of changing interest rates and other market measures on our financial condition and results of operations. Our modeling methodologies rely on many assumptions, historical analyses and correlations. These assumptions may be incorrect, particularly in times of market distress or volatility, as we have experienced and expect to continue to experience as a result of the COVID-19 pandemic, and the historical correlations on which we rely may not continue to be relevant. As a result, our models may not capture or fully express the risks we face or may lead us to misjudge the business and economic environment in which we operate. If our models fail to produce reliable results on an ongoing basis, we may not make appropriate risk management or other business or financial decisions. Furthermore, strategies that we employ to manage and govern the risks associated with our use of models may not be effective or fully reliable, and as a result, we may realize losses or other lapses.

Interest Rate Risk. Our net interest income, lending activities, deposits and profitability are and are likely to continue to be negatively affected by volatility in interest rates. In March 2020, the Federal Reserve lowered the target range for the federal funds rate to a range from 0 to 0.25 percent in response to the economic disruption that occurred at the outset of the COVID-19 pandemic, which has continued into 2022. The prolonged period of low interest rates has and is expected to continue to cause downward pressure on our net interest margin, including reduced yield on our variable rate loans and on new loans, and realized yields on investments securities. However, we expect the Federal Reserve to raise rates more than once in the next twelve months.  Increasing interest rates can have a negative impact on our business by reducing the amount of money our customers borrow or by adversely affecting their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates. In addition, in a rising interest rate environment we may have to offer more attractive interest rates to depositors to compete for deposits, or pursue other sources of liquidity, such as wholesale funds. Higher income volatility from changes in interest rates and spreads to benchmark indices could result in a decrease in net interest income and a decrease in current fair market values of our assets. Fluctuations in interest rates impacts both the level of income and expense recorded on most of our assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, which in turn could have a material adverse effect on our net income, operating results, or financial condition. A prolonged period of volatile and unstable market conditions would likely increase our funding costs and negatively affect market risk mitigation strategies.

We have ongoing policies and procedures designed to manage the risks associated with changes in market interest rates and actively manage these risks through hedging and other risk mitigation strategies. However, if our assumptions are wrong or overall economic conditions are significantly different than anticipated, our risk mitigation techniques may be ineffective or costly.

Because there have been no comparable recent global pandemics that resulted in a similar global impact, we do not yet know the full extent of and the long-term impact of COVID-19 on our business, operations, or the global economy as a whole. Any future developments are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the effectiveness of our work from home arrangements, third party providers’ ability to support our operations, and any actions taken by governmental authorities and other third parties in response to the pandemic. The uncertainty surrounding this crisis has and could continue to materially and adversely affect our business, operations, operating results, financial condition, liquidity or capital levels.

Liquidity and Litigation Risk. Federal, state and local governments have mandated or encouraged financial services companies to make accommodations to borrowers and other customers financially affected by the COVID-19 pandemic. Legal and regulatory responses to concerns about the COVID-19 pandemic could result in additional regulation or restrictions affecting the conduct of our business. The Company instituted a program to assist customers financially impacted by COVID-19, including temporary waivers of certain fees and charges and payment deferment and other loan relief, as appropriate. The Company has also granted certain longer-term loan modifications for customers financially impacted by COVID-19. If these deferrals and modifications are not effective in mitigating the impact of COVID-19 on the Company’s customers, it may adversely affect its business and results of operations more substantially over a longer period of time.

Since the inception of the PPP, we and other banks have been subject to litigation regarding the process and procedures that such banks used in processing applications for the PPP and some banks have received negative media attention associated with the PPP. The Company and the Bank could be exposed to additional litigation risk and to negative media attention.  Any financial liability, litigation costs or reputational damage caused by PPP-related litigation or negative media attention could have a material adverse impact on our business, financial condition and results of operations.

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

Our loan portfolio contains several industry, collateral and other concentrations including, but not limited to, commercial and residential real estate, healthcare, hospitality, shared national credits, leveraged loans and energy.  Due to the exposure in these concentrations, disruptions in markets, economic conditions, including those resulting from the global response to COVID-19, changes in laws or regulations or other events could significantly impact the ability of our borrowers to repay and may have a material adverse effect on our business, financial condition and results of operations.

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

Certain changes in interest rates, mortgage origination, inflation, or the financial markets could affect our results of operations, demand for our products and our ability to deliver products efficiently.

Our assets and liabilities are primarily monetary in nature and we are subject to significant risks tied to changes in interest rates that are highly sensitive to many factors that are beyond our control. Inflation can influence the growth of total assets in the banking industry and the resulting level of capitalization. Inflation also affects the level of market interest rates, and therefore, the pricing of financial instruments. We believe the most significant potential impact of inflation on our financial results is our ability to manage the impact of changes in interest rates. Further, an increase in inflation could cause our operating costs related to salaries and benefits, technology and supplies to increase at a faster pace than revenues.

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

Although management believes it has implemented an effective asset and liability management strategy to manage the potential effects of changes in interest rates, including the use of adjustable rate and/or short-term assets, and FHLB advances or longer term repurchase agreements, any substantial, unexpected change in market interest rates could have a material adverse effect on our financial condition and results of our operation and our strategies may not always be successful in managing the risk associated with changes in interest rates.

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

The Federal Reserve reduced rates to near zero in March 2020 in response to economic disruption that occurred at the outset of the COVID-19 pandemic, which has continued into 2022. The prolonged period of low interest rates has and is expected to continue to cause downward pressure on our net interest margin, including reduced yield on our variable rate loans and on new loans, and realized yields on investments securities. Further rate changes are dependent on the Federal Reserve’s assessment of economic data as it becomes available. We expect the Federal Reserve to raise rates more than once in the next twelve months. Historically, when the Federal Reserve Board increases the Fed Funds rate, overall interest rates have also risen, which may negatively impact the U.S. economy, and could have a negative impact on our business by reducing the amount of money our customers borrow or by adversely affecting their ability to repay outstanding loan balances that may increase due to adjustments in their variable rates. In addition, in a rising interest rate environment we may have to offer more attractive interest rates to depositors to compete for deposits, or pursue other sources of liquidity, such as wholesale funds. Further, when interest-bearing liabilities reprice or mature more quickly than interest-earning assets, an increase in interest rates generally would tend to result in a decrease in net interest income.

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

Recent changes and potential for additional changes to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by such countries may adversely impact our business, financial condition and results of operations. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that the Company's customers import or export, including among others, agricultural products, could cause the prices of our customers' products to increase, could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt.

In addition, to the extent changes in the political environment have a negative impact on the Company or on the markets in which the Company operates its business, its results of operations and financial condition could be materially and adversely impacted.

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

We may be adversely impacted by the transition from LIBOR.

In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021. In November 2020, the administrator of LIBOR announced it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one week and two month LIBOR offered rates will cease after December 31, 2021; but, the publication of the remaining LIBOR offered rates will continue until June 30, 2023.The Alternative Reference Rates Committee (“ARRC”) has published recommended alternative rates for certain financial instruments currently indexed to USD-LIBOR. ARRC has proposed a paced market transition plan from USD-LIBOR and organizations are currently considering industry wide and company-specific transition plans as it relates to derivatives and cash markets exposed to USD-LIBOR. ARRC has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. On July 29, 2021, ARCC formally recommended SOFR as its preferred alternative replacement rate for LIBOR. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.

Upon the cessation of the use of LIBOR, interest rates on our floating rate obligations, loans, derivatives, and other financial instruments tied to LIBOR rates, as well as the revenue and expenses associated with those financial instruments, may be adversely affected. In addition, the cessation of the use of LIBOR as a benchmark interest rate could adversely affect the value of our floating rate obligations, loans, derivatives, and other financial instruments tied to LIBOR rates.

A substantial portion of our variable rate loans, along with certain derivative and other financial instruments, are indexed to LIBOR.  While the majority of these instruments contain either provisions for the designation of an alternate benchmark rate or “fallback” provisions providing for alternative rate calculations in the event LIBOR is unavailable, not all of our loans, derivatives or financial instruments contain such provisions, and the existing provisions and/or recent modifications to our documents to address transition may not adequately address the actual changes to LIBOR or the financial impact of successor benchmark rates.  We may not be able to successfully amend these loans, derivatives and financial instruments to provide for alternative benchmarks or alternative rate calculations and such amendments could prove costly and may impact our ability to maintain hedge accounting treatment on certain cash flow hedges. Even with provisions allowing for designation of alternative benchmarks or “fallback” provisions, the discontinuance of LIBOR could result in customer uncertainty and disputes arising as a consequence of the transition from LIBOR. All of this could result in damage to our reputation, loss of customers and additional costs to us, all of which could be material.

Tax law and regulatory changes could adversely affect our financial condition and results of operations.

Changes to tax laws, including a repeal of all or part of the Tax Cuts and Jobs Act, could significantly impact our business in the form of greater than expected income tax expense and taxes payable. Such changes may also negatively impact the financial condition of our customers and/or overall economic conditions. Further, we expect the current administration to seek to implement reforms that could include a heightened focus and scrutiny on BSA/AML-related compliance, expansion of consumer protections, the regulation of loan portfolios and credit concentrations to borrowers impacted by climate change, increased capital and liquidity requirements and limitations on share repurchases and dividends, all of which could increase our costs and impact our business.

Governmental responses to market disruptions and other events may be inadequate and may have unintended consequences.

Congress and financial regulators may implement measures designed to stabilize financial markets in periods of disruption, including in reaction to the financial impact of COVID-19 and inflation. The overall impact of these efforts on the financial markets may be ineffective and could adversely affect our business.

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

The interest rates that we pay on our securities are also influenced by, among other things, the credit ratings that we, our affiliates and/or our securities receive from recognized rating agencies. Our credit ratings are based on a number of factors, including our financial strength and some factors not entirely within our control such as conditions affecting the financial services industry generally, and remain subject to change at any time. A downgrade to the credit rating of us or our affiliates could affect our ability to access the capital markets, increase our borrowing costs and negatively impact our profitability. A downgrade to us, our affiliates or our securities could create obligations or liabilities under the terms of our outstanding securities that could increase our costs or otherwise have a negative effect on our results of operations or financial condition. Additionally, a downgrade to the credit rating of any particular security issued by us or our affiliates could negatively affect the ability of the holders of that security to sell the securities and the prices at which any such securities may be sold.

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

Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to support our operations and fund outstanding liabilities, as well as to meet regulatory requirements. Our access to sources of liquidity in amounts adequate to fund our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include an economic downturn that affects the geographic markets in which our loans and operations are concentrated, or any material deterioration of the credit markets. Our access to deposits may also be affected by the liquidity needs of our depositors and the loss of deposits to alternative investments. Although we have historically been successful in replacing maturing deposits and advances as necessary, we might not be able to duplicate that success in the future, especially if a large number of our depositors were to withdraw their amounts on deposit. A failure to maintain an adequate level of liquidity could materially and adversely affect our business, financial condition and results of operations. Conversely, liquidity in excess of current demand or operating needs may result in lower-earning assets that may adversely affect our results of operation.

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

Our online, business, financial, accounting, data processing, or other operating systems and facilities may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be sudden increases in client transaction volume; electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, floods, and hurricanes; pandemics; events arising from local or larger scale political or social matters, including terrorist acts; occurrences of employee error, fraud, or malfeasance; and, as described below, cyber-attacks. Furthermore, for most financial institutions, transitioning from existing systems and software (or transitioning legacy systems and software) to a new provider is a significant and expensive undertaking and includes a number of risks, including crashes and system downtime, transition costs, decreased productivity, security risk, and legal and regulatory compliance risks.

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

Security risks for financial institutions such as ours have dramatically increased in recent years, in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication, resources and activities of hackers, terrorists, activists, organized crime, and other external parties, including nation state actors. In addition, clients may use devices or software to access our products and services that are beyond our control environment, which may provide additional avenues for attackers to gain access to confidential information. Although we have information security procedures and controls in place, certain of our technologies, systems, networks, and clients’ devices and software have in the past and in the future likely will continue to be the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, use, loss, change or destruction of our or our clients’ confidential, proprietary and other information (including personal identifying information of individuals), or otherwise disrupt our or our clients’ or other third parties’ business operations. From time to time, we, like other financial institutions, become aware of information security vulnerabilities in software emanating from outside vendors and must take active steps to mitigate and prevent the potential exploitation of such vulnerabilities. Further, U.S. financial institutions and financial services companies will continue to face breaches in security of their websites or other systems, including attempts to shut down access to their networks and systems in an attempt to extract compensation from them to regain control. Financial institutions have also experienced, and will continue to be the target of, distributed denial-of-service attacks, a sophisticated and targeted attack intended to disable or degrade internet service or to sabotage systems.

We and others in our industry are, and will continue to be, regularly the subject of attempts by attackers to gain unauthorized access to our networks, systems, data and other infrastructure, or to obtain, change, or destroy confidential data (including personal identifying information of individuals) through a variety of means, including computer hacking, acts of vandalism or theft, malware, computer viruses or other malicious codes, phishing, employee error or malfeasance, catastrophes, unforeseen events or other cyber-attacks. In the future, these attacks may result in unauthorized individuals obtaining access to our confidential information or that of our clients, or otherwise accessing, damaging, or disrupting our systems or infrastructure. The higher instance of remote work on the part of our associates and our customers in response to COVID-19 has heightened these risks.

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

Some of our competitors have reduced or eliminated certain service charges on deposit accounts, including overdraft fees, and additional competitors may be willing to reduce or eliminate service or other fees in order to attract additional customers. If the Company chooses to reduce or eliminate certain categories of fees, including those related to deposit accounts, fee income related to these products and services would be reduced. If the Company chooses not to take such actions, we may be at a competitive disadvantage in attracting customers for certain fee producing products.

Another competitive factor is that the financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services, primarily as a result of the increased digitization of banking services, the demand for which was accelerated by the COVID-19 pandemic. We compete with many forms of payments offered by both bank and non-bank providers, including a variety of new and evolving alternative payment mechanisms, systems and products, such as aggregators and web-based and wireless payment platforms or technologies, digital or “crypto” currencies, prepaid systems and payment services targeting users of social networks, communications platforms and online gaming. Our future success may depend, in part, on our ability to use technology competitively to offer products and services that provide convenience to customers and create additional efficiencies in our operations. The widespread adoption of new technologies has and will continue to require us to make substantial capital expenditures to modify or adapt our systems to remain competitive and offer new products and services. Our ability to effectively implement new technologies to improve our operations and systems will impact our competitive position in the financial services industry. Furthermore, we may not be successful in introducing new products and services in response to industry trends or developments in technology, or those new products may not be accepted by customers.

If we are unable to successfully compete with traditional competitors as well as the evolving landscape of fintech companies and other nontraditional competitors to attract and retain customers, our business, financial condition or results of operations may also be adversely affected, perhaps materially. In particular, if we experience an outflow of deposits as a result of our customers desiring to do business with our competitors, we may be forced to rely more heavily on borrowings and other sources of funding to operate our business and meet withdrawal demands, thereby adversely affecting our net interest margin.

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

Operating costs must decrease or grow at a slower pace than overall revenue in order to thrive in the competitive banking environment. We have and will continue to implement strategies to grow our loan portfolio and increase noninterest income in order to realize earnings growth and to remain competitive with the other banks in the markets we serve. We are continuously focused on growth initiatives and strategies for expense reductions to increase efficiencies. While we have had success in cost-savings and revenue growth in the past, there is no guarantee that these initiatives will be successful in the future. In addition, while expense control continues to be a top focus for us, management also expects to continue to make strategic investments in technology that are expected to improve our customer experience and support future growth, which will require an increase in expenditures. There can be no assurance that we will ultimately realize the anticipated benefits of our expense reduction and growth strategies, which may impair our earnings growth. Further, we may not be able to realize cost savings or revenue benefits in the time period expected, which could negatively affect our near-term profitability.

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

We have significant investments in bank premises and equipment for our branch network. Advances in technology such as e-commerce, telephone, internet and mobile banking, and in-branch self-service technologies including automated teller machines and other equipment, as well as an increasing customer preference for these other methods of accessing our products and services, could decrease the value of our branch network, technology, or other retail distribution physical assets and may cause us to change our retail distribution strategy, close and/or sell certain branches or parcels of land held for development and restructure or reduce our remaining branches and work force. In 2021, the Company recorded $13.9 million in losses on facilities and equipment related to such consolidation. Similar actions in the future could lead to additional losses on disposition of such assets or could adversely impact the carrying value of any long-lived assets and may lead to increased expenditures to renovate, reconfigure or close a number of our remaining branches or to otherwise reform our retail distribution channel.

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

Our success depends, in substantial part, on our ability to attract and retain skilled, experienced personnel in key positions within the organization. Competition for qualified candidates in the activities and markets that we serve is intense. If we are not able to hire, adequately compensate, or retain these key individuals, we may be unable to execute our business strategies and may suffer adverse consequences to our business, financial condition and results of operations. Recent labor shortages as a result of the COVID-19 pandemic may also restrict our ability to attract and retain personnel.

Natural and man-made disasters, including those caused or exacerbated by climate change, could affect our ability to operate.

Our market areas are often impacted by hurricanes and flooding. Natural disasters, such as hurricanes, flooding, tornados, freezes and other natural and man-made disasters, such as oil spills in the Gulf of Mexico, can disrupt our operations, result in significant damage to our properties or properties and businesses of our borrowers, including property pledged as collateral, interrupt our ability to conduct business, negatively affect the local economies in which we operate, and increase circumstances leading to litigation.

We cannot predict whether or to what extent damage caused by future hurricanes and other disasters will affect our operations or the economies in our market areas, but such events could cause a decline in loan originations, a decline in the value or destruction of properties securing the loans and an increase in the risk of delinquencies, foreclosures, loan losses and litigation. Climate change may increase the nature, severity and frequency of adverse weather conditions in our footprint, making the impact from these types of natural disasters on us or our customers worse.

We rely on the existence of, and ability of private and public insurance programs to provide coverage for these types of events. The unavailability of these types of coverage or the inability of these entities to perform could have a materially adverse impact on our operations.

Societal, legislative and regulatory responses to climate change could adversely affect our business and performance, including indirectly through impacts on our customers.

Concerns over the long-term impacts of climate change have led and will continue to lead to governmental efforts around the world to mitigate those impacts. Consumers and businesses also may change their behavior on their own as a result of these concerns. The Company and its customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions and operating process changes. The impact on our customers will likely vary depending on their specific attributes, including a significant presence in areas that are vulnerable to natural and man-made disasters that may be exacerbated by climate change or reliance on or role in carbon intensive activities. Among the impacts to the Company could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

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

The Company operates 177 full service banking and financial services offices and 240 automated teller machines across our market, primarily in the Gulf south corridor, including southern and central Mississippi; southern and central Alabama; southern, central and northwest Louisiana; the northern, central, and panhandle regions of Florida; and certain areas of east Texas, including Houston, Beaumont, Dallas and San Antonio, among others. Additionally, the Company operates a loan production office in Nashville, Tennessee and a trust and asset management office in Marshall, Texas. The Company owns approximately 71% of these facilities, and the remaining banking facilities are subject to leases, each of which we consider reasonable and appropriate for its location. We ensure that all properties, whether owned or leased, are maintained in suitable condition. We also evaluate our banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations, closures or possible sales. The Bank and its subsidiaries hold a variety of property interests acquired in settlement of loans. Some of these properties were acquired in transactions before 1979 and are carried at nominal amounts on our balance sheet and reflected income of less than $0.1 million in our 2021 operating results.

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

PART II

ITEM 5.       MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock trades on the Nasdaq Global Select Market under the ticker symbol “HWC.” There were 8,636 active holders of record of the Company’s common stock at January 31, 2022 and 86,765,754 shares outstanding.

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

The performance graph compares the cumulative five-year shareholder return on the Company’s common stock, assuming an investment of $100 on December 31, 2016 and the reinvestment of dividends thereafter, to that of the common stocks of United States companies reported in the Nasdaq Total Return Index and the common stocks of the KBW Regional Banks Total Return Index. The KBW Regional Banks Total Return Index is a proprietary stock index of Keefe, Bruyette & Woods, Inc., that tracks the returns of 50 regional banking companies throughout the United States.

Equity Compensation Plan Information

The following table provides information as of December 31, 2021 with respect to shares of common stock that may be issued under the Company’s equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	597,300	(1)	$29.73	(2)	1,662,469
Equity compensation plans not approved by security holders	1,476	(3)	53.73	(3)	—
Total	598,776				1,662,469

(1)

Includes 65,506 shares potentially issuable upon the vesting of outstanding restricted share units and 36,792 shares potentially issuable upon the vesting of outstanding performance share units that represent awards deferred into the Company’s Nonqualified Deferred Compensation Plan. Also includes 226,490 performance share awards at 100% of target. If the highest level of performance conditions is met, the total performance shares issued would be 450,580 and the total performance share units issued would be 73,584.

(2)	The weighted average exercise price relates only to the exercise of outstanding options included in column (a)
(3)	Represents securities to be issued upon the exercise of options that were assumed by the Company in the acquisition of MidSouth Bancorp, Inc.

Issuer Purchases of Equity Securities

On April 22, 2021, the Company’s board of directors approved a stock buyback program whereby the Company is authorized to repurchase up to 4.3 million shares of its common stock through the program’s expiration date of December 31, 2022. The program allows the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions. The Company is not obligated to purchase any shares under this program, and the board of directors has the ability to terminate or amend the program at any time prior to the expiration date. During the year ended December 31, 2021, the Company repurchased 449,876 shares of its common stock at an average cost of $48.45 per share, inclusive of commissions.

Common stock repurchase activity during the fourth quarter of 2021 was as follows:

	Total Number of Shares of Units Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
Oct 1, 2021 - Oct 31, 2021	—	$—	—	4,243,651
Nov 1, 2021 - Nov 30, 2021	217,455	$49.42	217,455	4,026,196
Dec 1, 2021 - Dec 31, 2021	176,072	$48.50	176,072	3,850,124
Total	393,527	$49.01	393,527	3,850,124

ITEM 6.

Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of this discussion and analysis is to provide material information relevant to the assessment of the financial condition and results of operations of Hancock Whitney Corporation and subsidiaries during the year ended December 31, 2021 and selected prior periods, including an evaluation of the amounts and certainty of cash flows from operations and outside sources. This discussion and analysis is intended to highlight and supplement financial and operating data and information presented elsewhere in this report, including the consolidated financial statements and related notes. The discussion contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements. See Forward-Looking Statements in Part I of this Annual Report.

Non-GAAP Financial Measures

Management’s Discussion and Analysis of Financial Condition and Results of Operations include non-GAAP measures used to describe our performance. A reconciliation of those measures to GAAP measures are provided in Table 1. “Consolidated Financial Results” and Table 28. “Quarterly Consolidated Financial Results” of this section. The following is an overview of the non-GAAP measures used and the reasons why management believes they are useful and important in understanding the Company’s financial condition and results of operations included below.

Consistent with the provisions of Subpart 229.1400 of Regulation S-K, “Disclosures by Bank and Savings and Loan Registrants,” we present net interest income, net interest margin and efficiency ratios on a fully taxable equivalent (“te”) basis. The te basis adjusts for the tax-favored status of interest income from certain loans and investments using the statutory federal tax rate (21% for all periods presented) to increase tax-exempt interest income to a taxable-equivalent basis. This measure is the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources.

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

We define Operating Revenue as net interest income (te) and noninterest income less nonoperating revenue.  We define Operating Pre-Provision Net Revenue as operating revenue (te) less noninterest expense, excluding nonoperating items. Management believes that operating revenue and pre-provision net revenue are useful financial measures because it enables investors and others to assess the Company’s performance period over period and management’s success in executing its strategic initiatives, as well as measuring the ability to generate capital to cover credit losses through a credit cycle.

EXECUTIVE OVERVIEW

We are pleased to report that 2021 was a record year for our company despite the ongoing challenges of the pandemic. Our associates were steadfast and resilient in in their service to clients and to each other as we worked to gain efficiency and build momentum through the year. At December 31, 2021, our assets grew to $36.5 billion and our capital remained strong. We ended the year with loans and deposits totaling $21.1 billion and $30.5 billion, respectively. Our credit metrics improved greatly and are now among the best in class relative to our peers. The work we started pre-pandemic and continue today to improve technology, grow revenues and control expenses, coupled with de-risking efforts from 2020, have helped us achieve strong operating results for 2021 and we believe sets a path for a strong 2022.

Current Economic Environment

During the past year, the COVID-19 pandemic continued to have a profound effect upon the cycle of commerce, as individuals, businesses and governments continue to grapple with economic disruption. While there were no widespread or pervasive restrictions on social or business practices in place similar to those instituted in early 2020, the emergence of two notable variants of the virus, Delta and Omicron, resulted in mid and late year surges in illness. These surges strained healthcare delivery in many areas in the U.S. and prompted certain localized mandated mitigation measures and other voluntary responses, such as quarantines/new virus containment protocols, leisure and business event cancellations and vaccine-for-entry requirements. Supply chain disruption and labor shortages intensified during the period, leading to inflationary conditions, with the U.S. experiencing a 7% annual increase in the consumer price index during 2021.

Following the largest contraction in nearly a century brought on by the pandemic, the U.S. economy experienced the strongest annual growth in almost four decades in 2021. The efficacy of vaccines at preventing serious illness and death from the coronavirus allowed for the return of many social/leisure and business practices, and, coupled with ongoing and new stimulus initiatives, spurred meaningful growth in economic activity. According to the U.S. Bureau of Labor Statistics, the rate of unemployment fell to 3.9% at December 31, 2021, from 6.7% a year earlier. Based on advanced estimates of the Bureau of Economic Analysis, Real Gross Domestic Product (“GDP”) increased 5.7% in 2021, compared to a decrease of 3.4% in 2020. GDP increased at an annual rate of 6.9% in the fourth quarter of 2021, following an increase of 2.3% in the third quarter. The acceleration in the fourth quarter was led by an upturn in exports as well as increases in inventory investment and consumer spending. However, surges in COVID-19 cases resulting from variants created disruptions in the operations of establishments in some parts of the country, and government assistance in the forms of forgivable loans to business, grants to state and local governments and social benefits to households have decreased as provisions of several federal aid programs have expired or tapered off.

While we have seen promising signs of economic recovery, challenges, some unique to the financial services industry, remain. Customer deposit balances remain elevated and with the cash inflows from the forgiveness of the Small Business Administration’s Paycheck Protection Program (PPP) loans, excess liquidity remains on our balance sheet. Amid the prolonged low interest rate environment, the deployment of excess liquidity into lower-yielding investments resulted in the compression of our net interest margin in 2021. We saw improvement in demand in 2021 in our core loan portfolio, which excludes PPP loans, especially in the fourth quarter. Although loan pricing pressure continued, core loan growth was across most regions and in our equipment finance and healthcare specialty business lines.

Parts of our footprint were further affected by Hurricane Ida, a major hurricane that made landfall in late August in Southeast Louisiana. Along with personal and commercial property damage in some hard-hit areas, extensive damage to the region’s energy grid resulted in extended power outages for a portion of our market. The effects of the storm prompted temporary evacuation for many residents and unplanned closures of businesses, schools, and other essential services. As a result, supply chain and labor constraints already present were exacerbated, and many events that foster leisure and business tourism were canceled or postponed. Certain of our fee income categories, such as ATM fees and secondary mortgage market operations, were temporarily impacted by Hurricane Ida’s disruption. Our hurricane impacted markets generally experience increased economic activity as the communities rebuild and recover from the damage.

Economic Outlook

We utilize economic forecasts produced by Moody’s Analytics (Moody’s) that provide various scenarios to assist in the development of our economic outlook. This outlook discussion utilizes the December 2021 Moody’s forecast, the most current available at December 31, 2021. The forecasts are anchored on a baseline forecast scenario, which Moody’s defines as the “most likely outcome” of where the economy is headed based on current conditions. Several upside and downside scenarios are produced that are derived from the baseline scenario and have varying degrees of positive and negative severity of the outcome of the economic downturn stemming from the coronavirus pandemic, as well as varying shapes and length of recovery. The outlook reflected in the December 2021 economic scenarios has improved significantly from the comparable forecasts available at December 31, 2020, attributable to widely available vaccines, the lifting of most restrictions on movement and improvement across most economic variables.

The December 2021 baseline forecast is overall optimistic in its assumptions surrounding the drivers of economic growth, including passage of the Build Back Better Act bill by the end of 2021 with meaningful effects seen in early 2022, coronavirus infection abatement in February 2022, and that COVID-19 will become seasonal and endemic, with no explicit assumptions surrounding the Omicron variant of the virus. The baseline scenarios has forecasted unemployment rate at 3.6% and 3.5% in 2022 and 2023, respectively and forecasted GDP growth of 4.4% in 2022 and 2.9% 2023. This scenario assumes that the consumer price index is near its peak and that the worst of the supply chain issues are behind us. The downside slower near-term growth scenario (S-2) assumes a more subdued growth compared to the baseline, primarily as a result of lesser efficacy of vaccines against variants of the coronavirus, a reduction or delay in stimulus, and more prolonged labor shortages and global supply chain disruption. The forecasted unemployment rate under the S-2 scenario was 5.9% and 4.3% in 2022 and 2023, respectively and GDP growth of 2.6% in 2022 and 2.0% in 2023. Management considers the assumptions provided for in the S-2 scenario to be somewhat more likely than the baseline scenario, particularly within our footprint; as such, the baseline scenario and the S-2 scenario were given probability weightings of 40% and 60%, respectively, in our allowance for credit losses calculation at December 31, 2021. The weighting of the S-2 scenario reflects management’s view that the emergence of the Omicron variant could have a greater effect upon our portfolios, with loan concentrations in industries such as hospitality, retail and nonessential healthcare services, and the delay of economic stimulus and impacts from inflation, all of which may slow the economic recovery.

Excess liquidity from elevated customer deposit levels and from PPP loan forgiveness, coupled with nearly two years of a low interest rate environment, have and are expected to continue to pressure net interest margin in the near term. In response to rising inflation, in January 2022, the Federal Reserve signaled intentions to raise the target range for the Federal Funds rate in mid-March 2022. As a financial institution that is asset sensitive, we expect to see our net interest margin widen in the second half of the year. We expect core loan demand to continue to increase, with forecasted growth of 6%-8% in 2022 and expect the majority of PPP loans to be forgiven by the second quarter of 2022. Deposits are expected to remain elevated compared to pre-pandemic levels.

Given the economic volatility resulting from the pandemic, including supply chain constraints, labor shortages and the potential for future mitigation measures intended to combat variants of the virus, it is not possible to accurately predict the extent, severity or duration of these conditions or when typical operating conditions will fully resume. The continued success of government initiatives to stimulate economic activity, societal response to virus containment measures and the efficacy of vaccines and/or treatments to control the rate of serious illness are critical to the resolution of the crisis. We continuously monitor and anticipate developments, but cannot predict all of the various adverse effects COVID-19 will have on our business, financial condition, liquidity and results of operations.

Highlights of 2021 Financial Results

Net income for the year ended December 31, 2021 was $463.2 million, or $5.22 per diluted common share, compared to a net loss of $45.2 million in 2020, or ($0.54) per diluted common share. The results for 2021 include $35.9 million (pre-tax), or $0.31 per share after tax, of net nonoperating expenses items, including expense of $38.3 million related to efficiency initiatives, $4.4 million of hurricane-related expenses and $4.2 million associated with subordinated debt redemption, partially offset by $11.0 million gains. There were no nonoperating items in 2020. The following is an overview of financial results for the year ended December 31, 2021:

•

Record net income of $463.2 million, or $5.22 per diluted common share, includes $35.9 million (pre-tax), or $0.31 per share after tax, of net nonoperating expense items, mostly attributable to efficiency initiatives

•	Operating pre-provision net revenue (PPNR) was $537.6 million, up $46.5 million, or 9%, compared to 2020
•

Negative provision for credit losses of $77.5 million in 2021 resulted from a reserve release of $108.7 million and net charge-offs of $31.2 million, compared to a provision expense of $602.9 million in 2020, which included $160.1 million related to the sale of a substantial portion of our energy loan portfolio and $442.8 million largely related to the expected economic impact to borrowers as a result of the pandemic

•	Criticized commercial loans declined $105.4 million, or 27%, and total nonperforming loans declined by $84.8 million, or 59%, from December 31, 2020
•	Core loan growth of $818.5 million, or 4%, and a $1.5 billion of reduction of PPP loans due to forgiveness resulted in an overall decrease in total loans of $655.6 million in 2021
•

Deposits of $30.5 billion at December 31, 2021 increased $2.8 billion, or 10%, primarily driven by stimulus funding and Hurricane Ida insurance proceeds; noninterest bearing deposits comprised 47% of total deposits at December 31, 2021, compared to 44% for the prior year end

•

Common stockholders’ equity totaled $3.7 billion at December 31, 2021, up $231.3 million or 7%; common tier 1 equity ratio was 11.09%, up 48 basis points (bps); tangible common equity ratio totaled 7.71%

•	Net interest margin declined 32 bps to 2.95%, reflecting the continued impact of historic levels of excess liquidity and the low interest rate environment

We are pleased to report record earnings in this ongoing challenging environment. The pandemic brought into focus the importance of reassessing how we could meet the challenges 2020 presented to our Company and the banking industry as a whole, resulting in a phased-in plan to streamline and strengthen our operational framework according to our clients' changing needs and habits in a recovering economy. In 2021, we completed a Voluntary Early Retirement Incentive Program (VERIP), under which approximately 260 associates retired in the second quarter of 2021. Further, in the third quarter of 2021, we completed an additional reduction in force initiative that resulted in the net elimination of approximately 150 positions and, in the fourth quarter of 2021, we finalized the consolidation of an additional 18 financial centers, bringing the total closed to 38 since 2020. We also utilized excess liquidity with the early redemption of our 5.95% $150 million subordinated notes. We believe these cost reduction measures and revenue generating initiatives are the building blocks for our path to an efficiency ratio target of 55% by fourth quarter of 2022. Our path to this target considers the deployment of excess liquidity into loans through continued momentum in core loan growth and modest investment in the bond portfolio, and maintaining our target level of expenses with additional efficiency initiatives, including strategic procurement. Additional information related to our expectations is included in the discussions that follow.

TABLE 1. Consolidated Financial Results

	Years Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Income Statement:
Interest income (a)	$982,258	$1,057,981	$1,125,782
Interest income (te) (b)	993,437	1,070,981	1,140,556
Interest expense	49,023	115,458	230,565
Net interest income (te)	944,414	955,523	909,991
Provision for credit losses	(77,494)	602,904	47,708
Noninterest income	364,334	324,428	315,907
Noninterest expense	807,007	788,792	770,677
Income (loss) before income taxes	568,056	(124,745)	392,739
Income tax expense (benefit)	104,841	(79,571)	65,359
Net income (loss)	$463,215	$(45,174)	$327,380
For informational purposes - included above, pre-tax:
Nonoperating item included in noninterest income:
Gain on sale of Hancock Horizon Funds	$4,576	$—	$—
Gain on sale of Mastercard Class B common stock	2,800	—	—
Gain on hurricane-related insurance settlement	3,600	—	—
Nonoperating items included in noninterest expense:
Efficiency initiatives	38,296	—	—
Hurricane-related expenses	4,412	—	—
Loss on redemption of subordinated notes	4,165	—	—
Merger-related costs	—	—	32,666
Provision for credit loss associated with energy loan sale	—	160,101	$—
Balance Sheet Data:
Period end balance sheet data
Loans	$21,134,282	$21,789,931	$21,212,755
Earning assets	33,610,435	30,616,277	27,622,161
Total assets	36,531,205	33,638,602	30,600,757
Noninterest-bearing deposits	14,392,808	12,199,750	8,775,632
Total deposits	30,465,897	27,697,877	23,803,575
Stockholders' equity	3,670,352	3,439,025	3,467,685
Average balance sheet data
Loans	$21,207,942	$22,166,523	$20,380,027
Earning assets	32,060,863	29,235,313	26,476,900
Total assets	35,075,392	32,390,967	29,125,449
Noninterest-bearing deposits	13,323,978	10,779,570	8,255,859
Total deposits	29,093,709	26,212,317	23,299,304
Stockholders' equity	3,545,255	3,433,099	3,302,696
Common Shares Data:
Earnings (loss) per share - basic	$5.23	$(0.54)	$3.72
Earnings (loss) per share - diluted	5.22	(0.54)	3.72
Cash dividends per common share	1.08	1.08	1.08
Book value per share (period end)	42.31	39.65	39.62
Tangible book value per share (period end)	31.64	28.79	28.63
Weighted average number of shares - diluted	87,027	86,533	86,599
Period end number of shares	86,749	86,728	87,515

	Years Ended December 31,
(dollars in thousands)	2021	2020	2019
Performance and other data:
Return on average assets	1.32%	(0.14%)	1.12%
Return on average common equity	13.07%	(1.32%)	9.91%
Return on average tangible common equity	17.74%	(1.82%)	13.66%
Tangible common equity (c)	7.71%	7.64%	8.45%
Common equity tier 1 (CET1) ratio	11.09%	10.61%	10.50%
Net interest margin (te)	2.95%	3.27%	3.44%
Noninterest income as a percentage of total revenue (te)	27.84%	25.35%	25.77%
Efficiency ratio (d)	57.29%	60.07%	58.50%
Allowance for loan loss as a percentage of total loans	1.62%	2.07%	0.90%
Allowance for credit loss as a percentage of total loans	1.76%	2.20%	0.92%
Annualized net charge-offs to average loans	0.15%	1.78%	0.23%
Nonperforming assets as a percentage of loans, ORE and foreclosed assets	0.32%	0.71%	1.59%
FTE headcount	3,486	3,986	4,136
Reconciliation of operating revenue and pre-provision net revenue (te) (non GAAP measures) ( e)
Net interest income	$933,235	$942,523	$895,217
Noninterest income	364,334	324,428	315,907
Total revenue	1,297,569	1,266,951	1,211,124
Taxable equivalent adjustment	11,179	13,000	14,774
Nonoperating revenue	(10,976)	—	—
Total operating revenue (te)	1,297,772	1,279,951	1,225,898
Noninterest expense	(807,007)	(788,792)	(770,677)
Nonoperating expense	46,873	—	32,666
Operating pre-provision net revenue (te)	$537,638	$491,159	$487,887

(a)

Interest income includes the net impact of discount accretion and premium amortization arising from business combinations totaling $8.6 million, $15.4 million and $23.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

(b)	For analytical purposes, management adjusts interest income and net interest income for tax-exempt items to a taxable equivalent basis using a federal income tax rate of 21%
(c)	The tangible common equity ratio is common stockholders’ equity less intangible assets divided by total assets less intangible assets.
(d)	The efficiency ratio is noninterest expense to total net interest (te) and noninterest income, excluding amortization of purchased intangibles and nonoperating items.
(e)	See non-GAAP financial measures section of this analysis for a discussion of these measures.

RESULTS OF OPERATIONS

The following is a discussion of results from operations for the year ended December 31, 2021 compared to the year ended December 31, 2020.  Refer to previously filed Annual Reports on Form 10-K Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of prior year variances.

Net Interest Income

Net interest income was $933.2 million, down $9.3 million from $942.5 million in 2020. Net interest income is the primary component of our earnings and represents the difference, or spread, between revenue generated from interest-earning assets and the interest expense related to funding those assets. For analytical purposes, net interest income is adjusted to a taxable equivalent basis (te) using the statutory federal tax rate of 21% on tax exempt items (primarily interest on municipal securities and loans).

Net interest income (te) for 2021 totaled $944.4 million, an $11.1 million, or 1%, decrease from 2020. The decrease in net interest income in 2021 was primarily due to a 56 bp compression in the earning asset yield, partially offset by a $2.8 billion increase in average earning assets, including a $2.1 billion increase in average short-term investments resulting from excess liquidity. The increase in average earning assets was largely driven by a $2.9 billion increase in average deposits, of which $2.5 billion were noninterest-bearing. The deposit growth is attributable to a combination of customers’ government stimulus funds, PPP loan proceeds, Hurricane Ida insurance proceeds, and a reduced level of consumer and business spending. The decrease in interest income was partially offset by a decline in interest expense resulting from a 24 bp reduction in the cost of funds, primarily driven by a 40 bp reduction in the cost of interest-bearing deposits.

The yield on earning assets was 3.10% in 2021, down 56 bps from 2020. The decrease was mainly attributable to the impact of the lower interest rate environment on the loan and investment portfolios, a $6.8 million reduction in purchase accounting accretion and a less favorable earning asset mix driven by liquidity in excess of current needs. The excess liquidity resulted in a higher percentage of assets invested in lower yielding overnight funds. The loan yield was down 21 bps to 3.92%, reflecting a full year impact of the low interest rate environment, with the variable rate loan portfolio repricing downward. Also impacted by the low rate environment were the yields on new loans, which were originated at yields lower than portfolio averages. The loan yield was favorably impacted in 2021 by 6 bps due to higher net interest recoveries on nonaccrual loans. The yield on investment securities decreased 46 bps in 2021 to 1.92% as higher yielding fixed rate securities paid down and were replaced by securities purchased at lower yields in the current environment.

The cost of funds decreased 24 bps to 0.15% in 2021, from 0.39% in 2020, primarily as a result of the full year impact of the low interest rate environment. Average interest-bearing deposit costs decreased from 57 bps in 2020 to 17 bps in 2021. During 2021, we continued to price downward interest-bearing transaction accounts and time deposit rates. Other short-term borrowing costs which consist largely of Federal Home Loan Bank advances, decreased 13 bps to 0.49% in 2021 as excess liquidity was used to paydown advances in 2020. Our remaining Federal Home Loan Bank advances are lower fixed-rate advances entered into in late 2019 and early 2020. The rate on long-term debt decreased 4 bps to 5.32%, largely due to the debt associated with our new market tax credit program. The loan term debt rate also reflects the full year impact of the June 2020 issuance of $172.5 million in subordinated debt at 6.25% and the June 2021 redemption of $150 million in subordinated debt at 5.95%.

The net interest margin is the ratio of net interest income (te) to average earning assets. The net interest margin decreased 32 bps to 2.95% in 2021 from 3.27% in 2020, due primarily to the reasons noted above. Discussions of Asset/Liability Management and Net Interest Income at Risk later in this item provide additional information regarding our management of interest rate risk and the potential impact from changes in interest rates, respectively.

We anticipate net interest margin to be relatively flat to slightly down during the first half of 2022 compared to the fourth quarter of 2021 level of 2.80%, due largely to the continued high levels of excess liquidity. We expect our net interest margin to begin to expand around mid-year 2022 through the continued deployment of short-term liquid assets into higher yielding loans and investment securities.

TABLE 2. Summary of Average Balances, Interest and Rates (te) (a)

	Years Ended December 31,
	2021			2020			2019
	Average	Interest		Average	Interest		Average	Interest
($ in millions)	Balance	(d)	Rate	Balance	(d)	Rate	Balance	(d)	Rate
Assets
Interest-Earnings Assets:
Commercial & real estate loans (te) (a)	$17,070.3	$606.1	3.55%	$17,270.9	$660.5	3.82%	$15,289.6	$739.0	4.83%
Residential mortgage loans	2,445.6	90.6	3.70	2,857.6	112.1	3.92	2,974.1	121.7	4.09
Consumer loans	1,692.1	81.6	4.82	2,038.0	101.5	4.98	2,116.3	121.5	5.74
Loan fees & late charges	—	53.7	0.0	—	41.0	0.0	—	(1.2)	0.0
Loans (te) (b)	21,208.0	832.0	3.92	22,166.5	915.1	4.13	20,380.0	981.0	4.81
Loans held for sale	90.2	2.5	2.82	86.8	2.6	3.02	41.7	1.9	4.50
Investment securities:
U.S. Treasury and government agency securities	330.6	5.4	1.64	153.5	3.2	2.09	134.1	3.1	2.30
Mortgage-backed securities and collateralized mortgage obligations	6,833.1	122.3	1.79	5,345.0	121.8	2.28	4,821.6	122.3	2.54
Municipals (te)	928.4	27.2	2.93	891.9	26.9	3.02	904.4	28.2	3.12
Other securities	13.7	0.5	3.66	8.4	0.4	4.28	4.1	0.1	3.79
Total investment securities (te) (c)	8,105.8	155.4	1.92	6,398.8	152.3	2.38	5,864.2	153.7	2.62
Short-term investments	2,656.9	3.5	0.13	583.2	1.0	0.17	191.0	4.0	2.07
Total earning assets (te)	32,060.9	993.4	3.10%	29,235.3	1,071.0	3.66%	26,476.9	1,140.6	4.31%
Nonearning assets:
Other assets	3,420.6			3,547.4			2,844.6
Allowance for loan losses	(406.1)			(391.7)			(196.1)
Total assets	$35,075.4			$32,391.0			$29,125.4
Liabilities and Stockholders' Equity
Interest-bearing Liabilities:
Interest-bearing transaction and savings deposits	$11,216.5	$9.1	0.08%	$9,558.1	$25.6	0.27%	$8,274.6	$60.1	0.73%
Time deposits	1,413.0	6.5	0.46	2,642.5	37.1	1.40	3,690.8	73.7	2.00
Public funds	3,140.2	10.6	0.34	3,232.1	25.6	0.79	3,078.0	54.2	1.76
Total interest-bearing deposits	15,769.7	26.2	0.17	15,432.7	88.3	0.57	15,043.4	188.0	1.25
Repurchase agreements	559.4	0.6	0.10	600.2	1.4	0.24	493.3	2.6	0.52
Other short-term borrowings	1,103.8	5.4	0.49	1,378.0	8.6	0.62	1,448.9	28.6	1.98
Long-term debt	314.9	16.8	5.32	320.3	17.2	5.36	233.5	11.4	4.87
Total interest-bearing liabilities	17,747.8	49.0	0.28%	17,731.2	115.5	0.65%	17,219.1	230.6	1.34%
Noninterest-bearing:
Noninterest-bearing deposits	13,324.0			10,779.6			8,255.9
Other liabilities	458.3			447.1			347.8
Stockholders' equity	3,545.3			3,433.1			3,302.6
Total liabilities and stockholders' equity	$35,075.4			$32,391.0			$29,125.4
Net interest income (te) and margin		$944.4	2.95		$955.5	3.27		$910.0	3.44
Net earning assets and spread	$14,313.1		2.82	$11,504.1		3.01	$9,257.8		2.97
Interest cost of funding earning assets			0.15%			0.39%			0.87%

(a)	Taxable equivalent (te) amounts are calculated using federal income tax rate of 21%.
(b)	Includes nonaccrual loans.
(c)	Average securities do not include unrealized holding gains or losses on available for sale securities.
(d)	Included in interest income is net purchase accounting accretion of $8.6 million, $15.4 million and $23.2 million for the years December 31, 2021, 2020, and 2019, respectively.

TABLE 3. Summary of Changes in Net Interest Income (te) (a) (b)

	2021 Compared to 2020			2020 Compared to 2019
	Due to		Total	Due to		Total
	Change in		Increase	Change in		Increase
(in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income (te)
Commercial & real estate loans (te) (a)	$(7,579)	$(46,849)	$(54,428)	$88,109	$(166,601)	$(78,492)
Residential mortgage loans	(15,509)	(6,007)	(21,516)	(4,672)	(4,956)	(9,628)
Consumer loans	(16,849)	(2,991)	(19,840)	(4,212)	(15,816)	(20,028)
Loan fees & late charges	—	12,660	12,660	—	42,262	42,262
Loans (te) (c)	(39,937)	(43,187)	(83,124)	79,225	(145,111)	(65,886)
Loans held for sale	100	(179)	(79)	1,520	(774)	746
Investment securities:
U.S. Treasury and government agency securities	2,708	(499)	2,209	419	(297)	122
Mortgage-backed securities and collateralized mortgage obligations	29,730	(29,220)	510	13,480	(14,012)	(532)
Municipals	1,084	(801)	283	(385)	(877)	(1,262)
Other securities	200	(58)	142	181	22	203
Total investment in securities (te) (d)	33,722	(30,578)	3,144	13,695	(15,164)	(1,469)
Short-term investments	2,762	(246)	2,516	2,968	(5,937)	(2,969)
Total earning assets (te)	(3,353)	(74,190)	(77,543)	97,408	(166,986)	(69,578)
Interest-bearing transaction and
Savings deposits	(3,813)	20,268	16,455	8,157	(42,646)	(34,489)
Time deposits	12,499	18,070	30,569	(17,905)	(18,756)	(36,661)
Public funds	706	14,285	14,991	2,587	(31,164)	(28,577)
Total interest-bearing deposits	9,392	52,623	62,015	(7,161)	(92,566)	(99,727)
Repurchase agreements	92	777	869	471	(1,588)	(1,117)
Other short-term borrowings	1,541	1,617	3,158	(1,230)	(18,808)	(20,038)
Long-term debt	287	106	393	4,557	1,216	5,773
Total interest expense	11,312	55,123	66,435	(3,363)	(111,746)	(115,109)
Net interest income (te) variance	$7,959	$(19,067)	$(11,108)	$100,771	$(55,240)	$45,531

(a)	Taxable equivalent (te) amounts are calculated using a federal income tax rate of 21%.
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

Provision for Credit Losses

Our 2021 results include a negative provision for credit losses of $77.5 million in 2021 compared to a provision for credit loss expense of $602.9 million in 2020. The 2021 negative provision includes a $108.1 million release of the allowance for funded loan losses and a $0.6 million release of the reserve for unfunded lending commitments, offset by net charge-offs of $31.2 million, or 0.15% of average loans outstanding. The negative provision for credit losses reflects improvement in macroeconomic forecasts and asset quality metrics, as the economy continued to rebound in 2021 from the economic impacts of the pandemic. The provision for credit losses expense recorded in 2020 included net charge-offs of $394.8 million, or 1.78% of average loans outstanding, and a $209.5 million build in the allowance for funded loan losses, partially offset by a $1.4 million release of the reserve for unfunded lending commitments. The provision expense in 2020 is primarily attributable to the impact of the widespread economic disruption from the pandemic upon our estimate of expected lifetime credit losses and an additional $160.1 million provision related to the energy loan sale, which significantly reduced our exposure in that sector.

As noted above, 2021 net charge-offs totaled $31.2 million, a decrease of $363.6 million from 2020. Net charge-offs in 2021 included $25.5 million of commercial net charge-offs, $6.4 million of consumer net charge-offs, and a net recovery of $0.7 million in residential mortgage. Net charge offs in 2020 included $242.6 million in net charges offs related to the energy loan sale, an additional $65.8 million related to the energy portfolio, $51.6 million related to healthcare credits, $24.3 million of other commercial charges, $11.6 million of consumer charges and a net recovery of $1.1 million in residential mortgage.

Future assumptions in economic forecasts will drive the level of reserves; however, management expects that our provision for credit losses will continue to reflect modest reserve releases over the next several quarters.

Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Allowance for Credit Losses” provides additional information on changes in the allowance for credit losses and general credit quality.

Noninterest Income

Noninterest income for 2021 totaled $364.3 million, a $39.9 million, or 12%, increase from 2020, and includes $11.0 million of nonoperating income. Nonoperating income for 2021 is comprised of $4.6 million from the sale of the remaining Hancock Horizon Funds, $3.6 million related to a hurricane-related insurance settlement and $2.8 million related to the sale of Mastercard stock. Excluding nonoperating income, noninterest income was up $28.9 million, or 9%, with increases in most fee categories as economic conditions improved and consumer activity rebounded from the recessionary market conditions present in much of 2020. Increases in card fees, investment and annuity fees and insurance commissions, trust fees and service charges on deposit were partially offset by a decrease in secondary mortgage activity, which began to slow during the second half of 2021.

Table 4 presents, for each of the three years ended December 31, 2021, 2020 and 2019, the components of noninterest income, along with the percentage changes between years.

TABLE 4. Noninterest Income

($ in thousands)	2021	% Change	2020	% Change	2019
Service charges on deposit accounts	$81,032	6%	$76,659	(11)%	$86,364
Trust fees	62,898	8	58,191	(6)	61,609
Bank card and ATM fees	79,074	16	68,131	2	66,976
Investment and annuity fees and insurance commissions	29,502	21	24,330	(8)	26,574
Secondary mortgage market operations	36,694	(9)	40,244	103	19,853
Securities transactions	333	(32)	488	100	—
Income from bank-owned life insurance	18,330	1	18,179	22	14,946
Income from derivatives	13,477	5	12,814	(1)	12,958
Credit-related fees	11,001	(2)	11,255	(1)	11,399
Other miscellaneous income:
Gain on sale of Hancock Horizon Fund	4,576	n/m	—	—	—
Gain on sale of Mastercard Class B common stock	2,800	n/m	—	—	—
Gain on hurricane-related insurance settlement	3,600	n/m	—	—	—
Other operating miscellaneous income	21,017	49	14,137	(7)	15,228
Total noninterest income	$364,334	12%	$324,428	3%	$315,907

n/m – not meaningful

Service charges on deposit accounts include consumer, business, and corporate deposit account servicing fees, as well as overdraft and insufficient funds fees, overdraft protection fees, and other customer transaction-related fees. Service charges on deposit accounts were $81.0 million, up $4.4 million, or 6%, from 2020. The increase over 2020 was primarily attributable to stronger corporate customer activity as economic activity rebounded, lower earnings credit rate applied to excess deposit balances and business account fee structure changes implemented at the beginning of 2021. Service charges continue to rebound from the impacts of the pandemic but remain lower than pre-pandemic levels, due in part to higher account balances.

Trust fee income represents revenue generated from asset management services provided to individuals, businesses and institutions. Trust fees totaled $62.9 million in 2021, a $4.7 million, or 8%, increase from 2020.  The increase in trust fees is primarily due to both the introduction of a new fee structure during the second quarter of 2021 and the improvement of market conditions in 2021 compared to the volatile market conditions in 2020 caused by the pandemic. Trust assets under management increased to $9.8 billion at December 31, 2021, compared to $9.5 billion at December 31, 2020.

Bank card and ATM fees include income from credit and debit card transactions, fees earned from processing card transactions for merchants, and fees earned from ATM transactions. Bank card and ATM fees totaled $79.1 million in 2021, up $10.9 million, or 16%, compared to 2020. The growth over 2020 is the result of an increase in debit card activity during 2021 following a decline in 2020 as a result of the economic shutdown caused by the pandemic.

Investment and annuity fees and insurance commissions, which includes both fees earned from sales of annuity and insurance products as well as managed account fees, totaled $29.5 million in 2021, compared to $24.3 million in 2020.  The $5.2 million, or 21%, increase is primarily due to a higher level of investment and annuity sales and insurance fees as this business line was impacted by pandemic-related disruption of financial center operations and market volatility during 2020, and also favorably impacted by an increase in the number of managed accounts.

Income from secondary mortgage market operations is comprised of income produced from the origination and sales of residential mortgage loans in the secondary market. We offer a full range of mortgage products to our customers and typically sell longer-term fixed rate loans, while retaining the majority of adjustable rate loans and mortgage loans generated through programs to support customer relationships. Income from secondary mortgage market operations totaled $36.7 million in 2021, a decrease of $3.6 million, or 9%, from 2020. Mortgage loan production decreased by approximately 7% in 2021 compared to 2020, and the percentage of loan production sold in the secondary mortgage market was also down year-over-year. Mortgage loan production remained elevated during 2021, although levels began to decline during the second half of 2021 as demand for loan refinancing slowed. Loan production levels for our secondary mortgage market operations will vary based on application volume and loan closure rates. We expect income from the secondary mortgage market to continue to decline as interest rates rise and market conditions stabilize.

Income from bank-owned life insurance (“BOLI”) is generated through insurance benefit proceeds as well as the growth of the cash surrender value of insurance contracts held. BOLI income increased $0.2 million, or 1%, to $18.3 million in 2021. The increase was mainly due to $4.4 million in nonrecurring income received in connection with the purchase of policies in the first quarter of 2021, partially offset by lower mortality benefits, which were down $4.2 million from 2020.

Income from derivatives is largely from our customer interest rate derivative program totaled $13.5 million in 2021, compared to $12.8 million in 2020. The increase in income from derivatives was largely due to a $1.4 million negative valuation adjustment on a company owned derivative in 2020 that was not present in 2021, partially offset by lower interest earned on derivative collateral and a lower level of customer derivative income. Derivative income can be volatile and is dependent upon the composition of the portfolio, customer sales activity and market value adjustments due to market interest rate movement.

Other miscellaneous income is comprised of various items, including income from small business investment companies, FHLB stock dividends; gain/losses from sales of other assets, and syndication fees. Other miscellaneous income includes the previously disclosed $11.0 million of gains considered nonoperating in nature. Other operating miscellaneous income was $21.0 million in 2021, up $6.9 million, or 49%, compared to 2020. The increase from the prior year is primarily due to a $4.1 million increase in net gains on sales of other assets, a $2.1 million increase in teller fees and a $1.4 million increase in syndication fees, partially offset by a $0.9 million decrease in FHLB stock dividends and a $0.3 million decrease in small business investment income.

We expect noninterest income to remain relatively flat in 2022, with improvements in most fee categories being offset by a lower level of secondary mortgage market operations fees.

Noninterest Expense

Noninterest expense for 2021 totaled $807.0 million, up $18.2 million, or 2%, compared to 2020. There were $46.9 million of nonoperating expenses in 2021, of which $38.3 million was related to initiatives put in place to improve overall efficiency and operating performance. Such initiatives included the VERIP, under which approximately 260 associates retired, a reduction in force initiative whereby a net of approximately 150 positions were eliminated, and the consolidation of 18 financial centers. Nonoperating expense also includes $4.2 million related to the redemption of the $150 million 5.95% subordinated notes and $4.4 million in expenses related to Hurricane Ida, which includes damage to facilities, recovery cost, charitable contributions to organizations providing recovery assistance, temporary housing, and distribution of meals, ice, and fuel. There were no nonoperating expenses in 2020. Items identified as nonoperating are those that, when excluded from a reported financial measure, provide management or the reader with a measure that may be more indicative of forward-looking trends in our business. Noninterest expense excluding nonoperating items decreased $28.7 million, or 4%, in 2021. The largest individual components of the decrease in operating expense were other real estate and foreclosed asset expense attributable to write downs of two assets in 2020, personnel expense attributable to efficiency measures, and deposit insurance and regulatory fees due to the impact of excess liquidity and asset quality improvements. Explanations of the variances are discussed below in more detail.

Table 5 presents, for each of the three years ended December 31, 2021, 2020 and 2019, noninterest expense, along with the percentage changes between years. Table 6 presents nonoperating expense included in noninterest expense (Table 5) by component for the same periods.

TABLE 5. Noninterest Expense

($ in thousands)	2021	% Change	2020	% Change	2019
Compensation expense	$378,589	(0)%	$379,727	5%	$362,083
Employee benefits	103,786	23	84,332	8	77,796
Personnel expense	482,375	4	464,059	5	439,879
Net occupancy expense	49,786	(5)	52,589	3	50,936
Equipment expense	18,167	(5)	19,212	4	18,393
Data processing expense	96,755	10	87,823	6	82,981
Professional services expense	48,678	(2)	49,529	10	45,007
Amortization of intangibles	16,665	(16)	19,916	(4)	20,844
Deposit insurance and regulatory fees	13,582	(28)	18,804	(4)	19,512
Other real estate and foreclosed assets expense (income)	(210)	n/m	9,555	n/m	671
Advertising	12,441	(4)	13,011	(15)	15,251
Corporate value, franchise taxes, and other non-income taxes	14,478	(13)	16,578	4	15,949
Telecommunications and postage	12,646	(16)	14,991	3	14,588
Entertainment and contributions	7,867	(20)	9,865	(8)	10,777
Printing and supplies	3,728	(26)	5,063	2	4,947
Travel expenses	2,697	17	2,297	(56)	5,278
Tax credit investment amortization	4,436	15	3,843	(22)	4,943
Other retirement expense	(27,941)	11	(25,133)	52	(16,561)
Loss on facilities and equipment from consolidation	13,863	360	3,012	100	—
Loss on extinguishment of debt	4,165	100	—	—	—
Other miscellaneous expense	32,829	38	23,778	(28)	37,282
Total noninterest expense	$807,007	2%	$788,792	2%	$770,677

TABLE 6. Nonoperating Expense

(in thousands)	2021	2020	2019
Compensation expense	$4,248	$—	$6,826
Employee benefits	20,192	—	680
Personnel expense	24,440	—	7,506
Net occupancy expense	2	—	789
Equipment expense	5	—	675
Data processing expense	—	—	1,092
Professional services expense	—	—	7,075
Other real estate (income) expense	—	—	130
Advertising	16	—	2,581
Printing and supplies	22	—	538
Entertainment and contributions	174	—	—
Travel expenses	5	—	—
Loss on facilities and equipment from consolidation	13,863	—	—
Loss on extinguishment of debt	4,165	—	—
Other miscellaneous expense	4,181	—	12,280
Total nonoperating expense	$46,873	$—	$32,666

Personnel expense consists of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance. Total personnel expense was up $18.3 million, or 4%, in 2021 compared to 2020, and includes $24.4 million of nonoperating efficiency initiatives including the VERIP and reduction in force. Excluding the nonoperating items, personnel expense was down $6.1 million, or 1%, mainly due to lower salary expense as full time equivalent headcount decreased by approximately 500 from December 2020 as a result of the efficiency initiatives.

Occupancy and equipment expenses are primarily composed of lease expenses, depreciation, maintenance and repairs, rent, taxes, and other equipment expenses. Total occupancy and equipment expenses decreased $3.8 million, or 5%, in 2021 compared to 2020. The decrease was largely related to expense control measures, including the net reduction of 38 financial centers since the first quarter of 2020.

Data processing expense includes expenses related to third party technology processing and servicing costs, technology project costs and fees associated with bank card and ATM transactions. Data processing expense in 2021 was up $8.9 million, or 10%, from 2020. The increase is primarily related to increases of $5.8 million in costs associated with technology investments and $3.1 million in card transaction processing costs as a result of increased bank card activity.

Professional services expense decreased $0.9 million, or 2%, from 2020, primarily due to approximately $2.2 million of lower legal fees, largely related to lower problem loan expense, partially offset by $1.3 million in higher consulting and other professional fees, which includes costs related to PPP consulting support.

Amortization of intangibles in 2021 totaled $16.7 million, a $3.3 million, or 16%, decrease from 2020 as a result of the accelerated amortization methods used.

Deposit insurance and regulatory fees decreased $5.2 million, or 28%, from 2020 mainly due to a reduction in the risk-based deposit insurance assessment fees that were favorably impacted by our increased liquidity position and improved asset quality metrics, largely attributable to the improving economic environment and the energy loan sale.

Other real estate and foreclosed asset (income) expense was a net income of $0.2 million in 2021, compared to net expense of $9.6 million in 2020.  The decrease is due to a $9.8 million write-down of equity interests in two energy-related companies received in borrower bankruptcy restructurings in 2020.

Business development-related expenses (including advertising, travel, entertainment and contributions) were down $2.2 million, or 9%, from 2020. Excluding nonoperating items, business development-related expenses were down $2.4 million. The decline from 2020 was largely due to the impact of expense control measures on entertainment and donations and advertising, partially offset by an increase in travel, which was limited in 2020 due to the pandemic.

Corporate value, franchise taxes, and other non-income taxes were down $2.1 million, or 13%, to $14.5 million in 2021, largely due to lower bank share tax, which was favorably impacted by the net loss recorded in 2020.

Noninterest expense in both 2021 and 2020 was reduced by a net credit in other retirement expense. The net credit was $2.8 million, or 11%, higher in 2021, based on better performance of pension plan assets.

All other expenses increased $21.0 million, or 41%, from 2020 primarily due to $22.2 million of nonoperating costs incurred in 2021 including $13.9 million of loss on facilities and equipment from consolidating branches, $4.2 million related to the redemption of $150 million of subordinated notes, and $4.2 million related to Hurricane Ida. Excluding these nonoperating expenses, other expense was down $1.3 million, or 2%, primarily due to expense control initiatives.

In 2022, we expect operating expense to be down approximately 2% from $760.1 million in 2021, reflecting our continued focus on expense management. We expect our ongoing expense initiatives, including strategic procurement, combined with the full-year impact of initiatives completed to-date, will support the strategy of using cost control measures to fund revenue enhancements, such as additional investments in technology and additional bankers, and reduce the overall impact of wage inflation.

Income Taxes

We recorded income tax expense at an effective rate of 18.5% in 2021, compared to an income tax benefit at an effective rate of 63.8% in 2020. The comparability of the effective tax rate between 2021 and 2020 is impacted by the pre-tax loss year in 2020. Additionally, our effective tax rate is lower in 2021 because we realized a $4.9 million income tax benefit that increased our 2020 net operating loss (“NOL”).  The aforementioned income tax benefit was generated because our 2020 NOL is being carried back to a 35% statutory tax rate year under the CARES Act.

We expect the effective tax rate to return to a quarterly range of approximately 19% to 20% for 2022, absent any changes in tax laws.

Our effective tax rate has historically varied from the federal statutory rate primarily due to tax-exempt income and tax credits. Interest income on bonds issued by or loans to state and municipal governments and authorities, and earnings from the bank-owned life insurance contract program are the major components of tax-exempt income.

Table 7 reconciles reported income tax expense to that computed at the statutory tax rate of 21% for the years ended December 31, 2021, 2020 and 2019.

TABLE 7. Income Taxes

	Years Ended December 31,
(in thousands)	2021	2020	2019
Taxes computed at statutory rate	$119,292	$(26,196)	$82,475
Tax credits:
QZAB/QSCB	(1,633)	(2,289)	(2,840)
NMTC - Federal and State	(5,487)	(5,033)	(6,953)
LIHTC and other tax credits	(1,936)	(750)	(500)
LIHTC amortization	1,167	-	-
Total tax credits	(7,889)	(8,072)	(10,293)
State income taxes, net of federal income tax benefit	9,048	(1,269)	7,204
Tax-exempt interest	(9,100)	(10,444)	(10,435)
Life insurance contracts	(2,653)	(4,857)	(3,901)
Employee share-based compensation	(1,671)	1,351	(842)
FDIC assessment disallowance	1,609	2,094	1,895
NOL carryback under CARES Act	(4,948)	(30,167)	—
Other, net	1,153	(2,011)	(744)
Income tax expense (benefit)	$104,841	$(79,571)	$65,359

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

Based only on tax credit investments that have been made through 2021, we expect to realize benefits from federal and state tax credits over the next three years totaling $10.1 million, $10.0 million and $10.1 million for 2022, 2023 and 2024, respectively. We intend to continue making investments in tax credit projects.  However, our ability to access new credits will depend upon, among other factors, federal and state tax policies and the level of competition for such credits.

At December 31, 2021, we had a net deferred tax liability of $19 million, which is comprised of $146 million of deferred tax liabilities offset against $127 million in deferred tax assets (net of state valuation allowance). Several factors are considered in determining the recoverability of the deferred tax asset components, such as the history of taxable earnings, reversal of taxable temporary differences, future taxable income and tax planning strategies. Based on our review of these factors, we have established a $3.6 million valuation allowance for state net operating losses.

BALANCE SHEET ANALYSIS

Short-Term Investments

At December 31, 2021, short-term liquidity investments, including interest-bearing bank deposits and federal funds sold, totaled $3.8 billion, an increase of $2.5 billion from December 31, 2020. Average short-term investments for 2021 totaled $2.7 billion, a $2.1 billion increase from $583 million in 2020. The increase in short-term investments is a result of excess liquidity due to increased deposits, cash inflows from PPP loan forgiveness and other paydowns, and limited loan demand for much of the year. Short-term liquidity assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors. See further discussion in the “Liquidity” section that follows.

Investment Securities

Our investment in securities was $8.6 billion at December 31, 2021, compared to $7.4 billion at December 31, 2020. The investment securities portfolio is managed by ALCO to assist in the management of interest rate risk and liquidity while providing an acceptable rate of return. At December 31, 2021, the amortized cost of securities available for sale totaled $7.0 billion and securities held to maturity totaled $1.6 billion, compared to $5.8 billion and $1.4 billion, respectively, at December 31, 2020.

Our securities portfolio consists mainly of residential and commercial mortgage-backed securities that are issued or guaranteed by U.S. government agencies. We invest only in high quality investment grade securities and manage the investment portfolio duration generally between two and five and a half years. At December 31, 2021, the average expected maturity of the portfolio was 5.80 years with an effective duration of 4.25 years and a nominal weighted-average yield of 1.87%. Under an immediate, parallel rate shock of 100 bps and 200 bps, the effective duration would be 4.55 years and 4.64 years, respectively. At December 31, 2020, the average expected maturity of the portfolio was 5.70 years with an effective duration of 4.14 years and a nominal weighted-average yield of 2.07%. The change in expected maturity, effective duration, and nominal weighted-average yield is primarily attributable to reinvestment of securities portfolio cash flow and growth during 2021.

During 2021, we invested approximately $800 million in fixed rate commercial mortgage backed securities and simultaneously entered into last-of-layer swaps on these assets. As of December 31, 2021, we had approximately $1.8 billion in notional amount of forward-starting fixed payer swaps that convert the latter portion of the term of certain available for sale securities to a floating rate. These derivative instruments are designated as fair value hedges of interest rate risk. This strategy provides a fixed rate coupon during the front-end unhedged tenor of the bonds and results in a floating rate security during the back-end hedged tenor.

At the end of each reporting period, we evaluate the securities portfolio for credit loss. Based on our assessments, expected credit loss was negligible for all reporting periods in 2021 and 2020, and therefore no allowance for credit loss was recorded.

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

The following table presents debt securities at amortized cost by type at December 31, 2021 and 2020:

TABLE 8. Debt Securities by Type

	December 31,
(in thousands)	2021	2020
Available for sale securities
U.S. Treasury and government agency securities	$420,857	$207,365
Municipal obligations	304,536	309,342
Residential mortgage-backed securities	3,056,763	2,560,249
Commercial mortgage-backed securities	3,064,828	2,323,306
Collateralized mortgage obligations	119,046	354,472
Corporate debt securities	18,500	11,500
	$6,984,530	$5,766,234
Held to maturity securities
U.S. Treasury and government agency securities	$14,857	$—
Municipal obligations	621,405	627,019
Residential mortgage-backed securities	268,907	21,951
Commercial mortgage-backed securities	603,156	549,686
Collateralized mortgage obligations	57,426	158,514
	$1,565,751	$1,357,170

The amortized cost, fair value and yield of debt securities at December 31, 2021, by final contractual maturity, are presented in the table below.  Securities are classified according to their final contractual maturities without consideration of scheduled and unscheduled principal amortization, potential prepayments or call options. Accordingly, actual maturities will differ from their reported contractual maturities. The expected average maturity years presented in the table includes scheduled principal payments and assumptions for prepayments.

TABLE 9. Debt Securities Maturities by Type

	Contractual Maturity
(in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total	Fair Value	Weighted Average Yield (te)	Expected Average Maturity Years
Available for sale
U.S. Treasury and government agency securities	$—	$—	$196,165	$224,692	$420,857	$419,298	1.57%	7.2
Municipal obligations	112	—	212,542	91,882	304,536	314,158	2.73%	5.1
Residential mortgage-backed securities	775	49,161	383,232	2,623,595	3,056,763	3,035,798	1.58%	4.7
Commercial mortgage-backed securities	—	617,926	2,179,685	267,217	3,064,828	3,077,859	1.93%	7.5
Collateralized mortgage obligations	—	—	8,763	110,283	119,046	120,883	2.13%	2.0
Other debt securities	1,500	2,000	15,000	—	18,500	18,702	3.43%	3.5
Total debt securities	$2,387	$669,087	$2,995,387	$3,317,669	$6,984,530	$6,986,698	1.80%	6.1
Fair Value	$2,403	$696,513	$3,002,023	$3,285,759	$6,986,698
Weighted Average Yield (te)	2.93%	2.57%	1.79%	1.64%	1.80%

Held to maturity
U.S. Treasury and government agency securities	$—	$—	$14,857	$—	$14,857	$14,837	1.40%	6.8
Municipal obligations	11,225	117,691	196,482	296,007	621,405	659,140	3.08%	4.0
Residential mortgage-backed securities	—	—	31,930	236,977	268,907	268,090	1.40%	4.7
Commercial mortgage-backed securities	—	241,519	361,637	—	603,156	631,166	2.56%	5.6
Collateralized mortgage obligations	—	2,202	13,651	41,573	57,426	58,249	1.24%	2.3
Total debt securities	$11,225	$361,412	$618,557	$574,557	$1,565,751	$1,631,482	2.54%	4.7
Fair Value	$11,311	$377,422	$650,531	$592,218	$1,631,482
Weighted Average Yield (te)	2.29%	2.72%	2.58%	2.40%	2.54%

Loan Portfolio

Total loans at December 31, 2021 were $21.1 billion, compared to $21.8 billion at December 31, 2020. The $0.7 billion, or 3%, decrease is primarily attributable to $1.5 billion of net PPP loan forgiveness, partially offset by $0.8 billion of core loan growth (excluding PPP loans), as demand for traditional loan products increased across most regions and in specialty lines when compared to the prior year.

The composition of our loan portfolio at December 31, 2021 and 2020 was as follows:

TABLE 10. Loans Outstanding by Type

	December 31,
(in thousands)	2021	2020
Total loans:
Commercial non-real estate	$9,612,460	$9,986,983
Commercial real estate - owner occupied	2,821,246	2,857,445
Total commercial & industrial	12,433,706	12,844,428
Commercial real estate - income producing	3,464,626	3,357,939
Construction and land development	1,228,670	1,065,057
Residential mortgages	2,423,890	2,665,212
Consumer	1,583,390	1,857,295
Total loans	$21,134,282	$21,789,931

The commercial and industrial (“C&I”) loan portfolio includes both commercial non-real estate and commercial real estate – owner occupied loans.  C&I loans totaled $12.4 billion, or 59% of the total loan portfolio, at December 31, 2021, a decrease of $0.4 billion from December 31, 2020. The decrease is largely attributable to net PPP loan forgiveness of $1.5 billion, partially offset by core loan growth of $1.1 billion.

Our commercial and industrial customer base is diversified over a range of industries, including wholesale and retail trade in various durable and nondurable products and the manufacture of such products, financial and professional services, healthcare services, energy, marine transportation and maritime construction, and agricultural production. We lend mainly to middle-market and smaller commercial entities, although we do participate in larger shared-credit loan facilities generally with businesses/sponsors well known to the relationship officers and operating in our market areas. Shared national credits that are funded at December 31, 2021 totaled approximately $2.1 billion, or 10%, of total loans. Our shared national credit industry concentration at December 31, 2021 includes approximately $429 million of health care-related facilities, $400 million in finance and insurance, $339 million in real estate, rental and leasing, with the remaining to various other industries.

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

TABLE 11.  Commercial & Industrial Loans by Industry Concentration

	December 31,
	2021		2020
		Pct of		Pct of
($ in thousands)	Balance	Total	Balance	Total
Commercial & industrial loans:
Real estate and rental and leasing	$1,311,241	11%	$1,260,084	10%
Health care and social assistance	1,284,578	10	1,152,713	9
Other	1,118,230	9	725,948	6
Retail trade	1,086,204	9	1,084,810	9
Construction	923,040	7	688,676	5
Manufacturing	919,830	7	929,737	7
Finance and insurance	896,105	7	690,354	5
Wholesale trade	823,295	7	708,640	6
Transportation and warehousing	780,934	6	800,034	6
Professional, scientific, and technical services	621,739	5	500,219	4
Public administration	596,301	5	650,595	5
Accommodation and food services	595,698	5	633,869	5
Other services (except public administration)	424,090	4	436,665	3
Energy	266,235	2	305,867	2
Educational services	255,127	2	270,980	2
Total commercial & industrial loans	$11,902,647	96%	$10,839,191	84%
PPP loans	531,059	4	2,005,237	16
Total commercial & industrial loans	$12,433,706	100%	$12,844,428	100%

Commercial real estate – income producing loans totaled $3.5 billion at December 31, 2021, an increase of $107 million, or 3%, from December 31, 2020.  The net increase reflects construction loans converting to permanent financing, as well as organic growth, partially offset by approximately $875 million in paydowns.

Construction and land development loans totaled approximately $1.2 billion at December 31, 2021, compared to $1.1 billion at December 31, 2020, an increase of $164 million, or 15%. The increase was primarily due to increased demand throughout our footprint, with the funding of new and existing loans outpacing loans converting to permanent financing.

The following table details the end-of-period aggregated commercial real estate – income producing and construction loan balances by property type. Loans reflected in 1-4 Family Residential Construction include both loans to construction builders as well as single-family borrowers.

TABLE 12.  Commercial Real Estate– Income Producing and construction by Property Type Concentration

	December 31,
	2021		2020
		Pct of		Pct of
($ in thousands)	Balance	Total	Balance	Total
Commercial real estate - Income Producing and Construction loans
Retail	$777,594	17%	$746,520	17%
Healthcare related properties	766,338	16	557,473	13
Multifamily	647,300	14	630,392	14
Industrial	561,022	12	540,198	12
Office	501,771	11	527,576	12
1-4 family residential construction	469,690	10	393,568	9
Hotel/motel and restaurants	437,241	9	527,393	12
Other land loans	257,594	5	273,285	6
Other	274,746	6	226,591	5
Total commercial real estate - income producing and construction loans	$4,693,296	100%	$4,422,996	100%

Residential mortgages totaled $2.4 billion at December 31, 2021, down $241 million, or 9%, from December 31, 2020. The decrease in mortgage loans is due primarily to a lower level of production, which was down 7% from 2020. Consumer loans totaled $1.6 billion at December 31, 2021, a decrease of $274 million, or 15%, compared to December 31, 2020. The decline in the consumer loan portfolio is due in part to a decrease of $197 million with the wind down of our indirect auto lending, as well as limited demand as a result of the pandemic.

The following table shows average loans by category, the effective taxable equivalent yield and the percentage of total loans for each of the preceding three years:

TABLE 13. Average Loans

	Years Ended December 31,
	2021			2020			2019
		Yield	Pct of		Yield	Pct of		Yield
($ in thousands)	Balance	(te)	Total	Balance	(te)	Total	Balance	(te)	Total
Total loans:
Commercial & real estate loans	$17,070,252	3.55%	80%	$17,270,894	3.82%	78%	$15,289,645	4.83%	75%
Residential mortgages	2,445,602	3.70	12	2,857,584	3.92	13	2,974,094	4.09	15
Consumer	1,692,088	4.82	8	2,038,045	4.98	9	2,116,288	5.74	10
Total loans	$21,207,942	3.92%	100%	$22,166,523	4.13%	100%	$20,380,027	4.81%	100%

The following table sets forth the approximate contractual maturity by portfolio segment at December 31, 2021.

TABLE 14. Loan Maturities by Type

	Maturity Range
(in thousands)	Within One Year	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total
Total loans:
Commercial non-real estate	$2,061,143	$5,749,321	$1,670,290	$131,706	$9,612,460
Commercial real estate - owner occupied	187,285	820,185	1,733,383	80,393	2,821,246
Total commercial & industrial	2,248,428	6,569,506	3,403,673	212,099	12,433,706
Commercial real estate - income producing	511,244	1,964,922	954,339	34,121	3,464,626
Construction and land development	251,392	505,500	210,181	261,597	1,228,670
Residential mortgages	55,134	68,399	450,626	1,849,731	2,423,890
Consumer	59,619	560,163	94,216	869,392	1,583,390
Total loans	$3,125,817	$9,668,490	$5,113,035	$3,226,940	$21,134,282

The sensitivity to interest rate changes for the portion of our loan portfolio that matures after one year is shown below.

TABLE 15. Loan Sensitivity to Changes in Interest Rates

	December 31, 2021
(in thousands)	Fixed Rate	Floating Rate	Total
Total loans:
Commercial non-real estate	$4,144,956	$5,467,504	$9,612,460
Commercial real estate - owner occupied	1,789,260	1,031,986	2,821,246
Total commercial & industrial	5,934,216	6,499,490	12,433,706
Commercial real estate - income producing	1,092,834	2,371,792	3,464,626
Construction and land development	425,136	803,534	1,228,670
Residential mortgages	1,580,223	843,667	2,423,890
Consumer	414,693	1,168,697	1,583,390
Total loans	$9,447,102	$11,687,180	$21,134,282

Management expects 6% to 8% end of period core loan growth (excluding PPP loans) for 2022, with quarterly results reflecting normal seasonality. We expect the majority of our remaining PPP loans to be forgiven by the second quarter of 2022.

Asset Quality

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, troubled debt restructurings and other real estate owned (ORE) and foreclosed assets. Loans past due 90 days or more and still accruing are also disclosed.

TABLE 16. Nonperforming Assets

	December 31,
(in thousands)	2021	2020
Loans accounted for on a nonaccrual basis:
Commercial non-real estate loans	$4,058	$34,200
Commercial non-real estate loans - restructured	2,915	18,636
Total commercial non-real estate loans	6,973	52,836
Commercial real estate - owner occupied	3,104	13,514
Commercial real estate - owner occupied - restructured	1,817	342
Total commercial real estate - owner occupied loans	4,921	13,856
Commercial real estate - income producing loans	5,377	6,650
Commercial real estate - income producing loans - restructured	81	93
Total commercial real estate - income producing loans	5,458	6,743
Construction and land development loans	837	2,475
Construction and land development loans - restructured	7	11
Total construction and land development loans	844	2,486
Residential mortgage loans	23,483	38,075
Residential mortgage loans - restructured	1,956	2,498
Total residential mortgage loans	25,439	40,573
Consumer loans	11,888	23,385
Consumer loans -restructured	—	—
Total consumer loans	11,888	23,385
Total nonaccrual loans	$55,523	$139,879
Restructured loans - still accruing:
Commercial non-real estate loans	$515	$549
Commercial real estate loans - owner occupied	—	—
Commercial real estate loans - income producing	—	349
Construction and land development loans	118	122
Residential mortgage loans	2,169	2,217
Consumer loans	986	1,025
Total restructured loans - still accruing	3,788	4,262
Total nonperforming loans	59,311	144,141
ORE and foreclosed assets	7,533	11,648
Total nonperforming assets (a)	$66,844	$155,789
Loans 90 days past due still accruing	$5,524	$3,361
Total restructured loans	$10,564	$25,842
Ratios:
Nonaccrual loans to total loans	0.26%	0.64%
Nonperforming assets to loans plus ORE and foreclosed assets	0.32%	0.71%
Allowance for loan losses to nonaccrual loans	616.08%	321.83%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	527.59%	305.20%
Loans 90 days past due still accruing to loans	0.03%	0.02%

(a)	Includes total nonaccrual loans, total restructured loans—still accruing and ORE and foreclosed assets.

Nonperforming assets were $66.8 million at December 31, 2021, a decrease of $88.9 million, or 57%, compared to $155.8 million at December 31, 2020. The decrease in nonperforming assets was driven by an $84.8 million decrease in nonperforming loans, which includes nonaccrual loans and loans modified in a troubled debt restructurings (TDRs) still accruing. The decline in nonperforming loans was primarily attributable to repayments, upgrades and charge-offs exceeding downgrades due to improvement in economic activity in 2021 and its positive impact on our asset quality metrics. ORE and foreclosed assets totaled $7.5 million at December 31, 2021, a decrease of $4.1 million from December 31, 2020, as property sales exceeded new additions.

Nonperforming loans totaled $59.3 million at December 31, 2021, compared to $144.1 million at December 31, 2020, and was comprised of $18.8 million of commercial loans, $27.6 million of residential mortgage loans, and $12.9 million of consumer loans. The commercial nonperforming loans are spread across various industries and geographies.

Loans modified in TDRs totaled $10.6 million at December 31, 2021, compared to $25.8 million at December 31, 2020, including $6.8 million and $21.6 million, respectively, of loans reported in nonaccrual loans. The decrease from December 31, 2020 is primarily related to charge-offs taken during the year and loan repayments, partially offset by new TDRs. TDRs arise when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and, consequently, a modification that would otherwise not be considered is granted to the borrower. Certain loans modified in a TDR may continue to accrue interest when the individual facts and circumstances of the borrower indicate that we will collect all amounts due. Accruing TDRs totaled $3.8 million, or 6% of nonperforming loans, at December 31, 2021, down from $4.3 million, or 3%, of nonperforming loans at December 31, 2020.

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

Criticized commercial loans totaled $287.2 million at December 31, 2021, down $105.4 million, or 27%, compared to December 31, 2020. The decrease in commercial criticized loans is largely attributable to both paydowns and upgrades, reflecting improved economic activity and the favorable impact of economic stimulus for our borrowers. Criticized loans are defined as those having potential weaknesses that deserve management’s close attention (risk-rated special mention, substandard and doubtful), including both accruing and nonaccruing loans. Commercial criticized loans comprised 1.73% of that portfolio at December 31, 2021, excluding PPP loans, down from 2.57% at December 31, 2020. Our commercial criticized loans at December 31, 2021 are diverse across many industries. The industries having the largest concentration of criticized loans to total commercial criticized loans at December 31, 2021 are energy support services with 24%; hospitality, including hotels, restaurants and entertainment with 18%; manufacturing with 12%, real estate rental and leasing with 11%, and transportation and warehousing with 10%.

Allowance for Credit Losses

At December 31, 2021, the allowance for credit losses was $371.4 million, consisting of $342.1 million in allowance for loan losses and $29.3 million in the reserve for unfunded lending commitments. The allowance for credit losses decreased $108.7 million from the December 31, 2020 balance of $480.1 million, which consisted of $450.2 million in allowance for loan losses and $29.9 million in the reserve for unfunded lending commitments.

Compared to December 31, 2020, the decrease in the allowance for credit losses includes reductions of $95.5 million in collectively evaluated reserves and $13.2 million in individually evaluated reserves (generally used for nonperforming loans and loans modified in a troubled debt restructuring), reflecting improvements in asset quality. The Company probability-weighted two Moody’s macroeconomic scenarios in the calculation of our collectively evaluated allowance for credit losses. The slower near-term growth S-2 scenario (anchored on the baseline) was weighted most heavily at 60% and the baseline scenario was weighted 40%, to incorporate reasonably possible alternative economic outcomes. Both economic scenarios utilized reflect continued recovery from the economic downturn in the first half of 2020; however, each scenario has varying degrees of severity of the COVID-19 pandemic, size and timing of additional fiscal stimulus, and resolution of the coronavirus pandemic.

The December 2021 baseline forecast used in our analysis assumes that new cases of COVID-19 will abate in February 2022 with no explicit assumption surrounding the Omicron variant; a $1.75 trillion social safety net and client spending bill implementing in early 2022; consumer prices reaching a peak in December 2021, with the worst of the supply chain issues behind us; and full employment reached by the end of 2022. The slower near-term growth S-2 forecast reflects a slower economic recovery than the baseline forecast, with new cases, hospitalizations and deaths from COVID-19 diminishing more slowly, and as a result, a slower return to spending on air travel, retail and hotels than baseline. The S-2 scenario also assumes less effective stimulus and a slower return to full employment. Additional information on the Moody’s forecast is provided in the “Economic Outlook” section of this document.

Our allowance for credit losses coverage to total loans remains strong at 1.76% at December 31, 2021, or 1.80% when excluding SBA guaranteed PPP loans, compared to 2.20%, or 2.42% when excluding PPP loans, at December 31, 2020, and reflects improvement in economic conditions in our markets.

The allowance for credit losses on the commercial portfolio decreased to $307.9 million, or 1.80% of that portfolio, at December 31, 2021 compared to December 31, 2020 of $383.5 million, or 2.22%. Our residential mortgage reserve for credit losses decreased to $30.6 million, or 1.26%, at December 31, 2021, compared to $48.9 million, or 1.83%, at December 31, 2020. Our allowance for credit losses on the consumer portfolio was $32.8 million, or 2.07 % at December 31, 2021, compared to $47.8 million, or 2.57% at December 31, 2020. The decrease in the allowance across all portfolios reflects the strong economic recovery during 2021 with improvements in asset quality and the overall economic outlook.

Net charge-offs during 2021 were $31.2 million, or 0.15% of average total loans, down from net charge-offs of $394.8 million, or 1.78% of average total loans, for the year ended December 31, 2020. Net charge-offs in 2020 included a $242.6 million charge related to the sale of a significant portion of our energy loan portfolio as a part of a de-risking strategy. Commercial net charge-offs for 2021 totaled $25.5 million compared to $384.2 million (or $141.6 million when excluding the impact of the energy loan sale). Commercial net charge-offs in 2021 includes $14.1 million of energy-related charge-offs, with $13.3 million associated with a single legacy credit. Commercial net charge-offs in 2020 excluding the impact of the energy loan sale includes additional losses in energy, healthcare and other industries that were financially impacted by the pandemic. The residential mortgage portfolio had a net recovery in 2021 of $0.7 million, compared to a net recovery of $1.1 million in 2020. Consumer net charge-offs were down $5.2 million in 2021 to $6.4 million, with lower losses across most portfolios, including the indirect auto portfolio that is in run-off.

The following table sets forth activity in the allowance for loan losses for the periods indicated

TABLE 17. Summary of Activity in the Allowance for Credit Losses

	December 31,
(in thousands)	2021	2020	2019
Provision and Allowance for Credit Losses
Allowance for Loan Losses:
Allowance for loan losses at beginning of period	$450,177	$191,251	$194,514
Loans charged-off:
Commercial non real estate	33,523	387,172	39,600
Commercial real estate - owner occupied	3,179	1,828	137
Total commercial & industrial	36,702	389,000	39,737
Commercial real estate - income producing	425	2,512	32
Construction and land development	274	400	7
Total Commercial	37,401	391,912	39,776
Residential mortgages	713	326	846
Consumer	12,722	17,219	18,455
Total charge-offs	50,836	409,457	59,077
Recoveries of loans previously charged-off:
Commercial non real estate	8,985	6,032	6,940
Commercial real estate - owner occupied	642	763	306
Total commercial & industrial	9,627	6,795	7,246
Commercial real estate - income producing	105	46	569
Construction and land development	2,172	846	140
Total commercial	11,904	7,687	7,955
Residential mortgages	1,459	1,400	480
Consumer	6,282	5,584	3,645
Total recoveries	19,645	14,671	12,080
Total net charge-offs	31,191	394,786	46,997
Provision for loan losses	(76,921)	604,301	43,734
Cumulative effect of change in accounting principle	—	49,411	—
Allowance for loan losses at end of period	$342,065	$450,177	$191,251
Reserve for Unfunded Lending Commitments:
Reserve for unfunded lending commitments at beginning of period	$29,907	$3,974	$—
Cumulative effect of change in accounting principle	—	27,330	—
Provision for losses on unfunded lending commitments	(573)	(1,397)	3,974
Reserve for unfunded lending commitments at end of period	$29,334	$29,907	$3,974
Total Allowance for Credit Losses	$371,399	$480,084	$195,225
Total Provision for Credit Losses	$(77,494)	$602,904	$47,708
Coverage ratios:
Allowance for loan losses to period end loans	1.62%	2.07%	0.90%
Allowance for credit loss to period end loans	1.76%	2.20%	0.92%
Charge-offs ratios
Gross charge-offs to average loans	0.24%	1.85%	0.29%
Recoveries to average loans	0.09%	0.07%	0.06%
Net charge-offs to average loans	0.15%	1.78%	0.23%
Net Charge-offs to average loans by portfolio:
Commercial non real estate	0.25%	3.77%	0.38%
Commercial real estate - owner occupied	0.09%	0.04%	(0.01)%
Total commercial & industrial	0.22%	2.97%	0.29%
Commercial real estate - income producing	0.01%	0.08%	(0.02)%
Construction and land development	(0.16)%	(0.04)%	(0.01)%
Total Commercial	0.15%	2.22%	0.21%
Residential mortgages	(0.03)%	(0.04)%	0.00%
Consumer	0.38%	0.57%	0.70%

An allocation of the loan loss allowance by major loan category is set forth in the following table for the periods indicated.

TABLE 18. Allocation of Allowance for Loan Losses by Category

	December 31,
	2021		2020
($ in thousands)	Allowance for Loan Losses	% of Total Allowance	Allowance for Loan Losses	% of Total Allowance
Commercial non-real estate	$95,888	28%	$149,693	33%
Commercial real estate - owner occupied	53,433	16	69,134	15
Total commercial & industrial	149,321	44	218,827	48
Commercial real estate - income producing	108,058	32	109,474	24
Construction and land development	22,102	6	26,462	6
Residential mortgages	30,623	9	48,842	11
Consumer	31,961	9	46,572	11
Total	$342,065	100%	$450,177	100%

Deposits

Total deposits were $30.5 billion at December 31, 2021, up $2.8 billion, or 10%, from December 31, 2020. Average deposits of $29.1 billion for 2021 were up $2.9 billion, or 11%, over 2020. The increases from 2020 for both end of period and average deposits was primarily pandemic-related, including increases from PPP loan proceeds and economic stimulus payments. During the latter half of 2021, deposit levels were also influenced by Hurricane Ida insurance proceeds.

TABLE 19. Deposits

	December 31,
(in thousands)	2021	2020
Noninterest-bearing deposits	$14,392,808	$12,199,750
Interest-bearing retail transaction and savings deposits	11,677,333	10,435,362
Interest-bearing public fund deposits
Public fund transaction and savings deposits	3,216,651	3,068,555
Public fund time deposits	77,956	166,381
Total interest-bearing public fund deposits	3,294,607	3,234,936
Retail time deposits	1,091,959	1,813,705
Brokered time deposits	9,190	14,124
Total interest-bearing deposits	16,073,089	15,498,127
Total deposits	$30,465,897	$27,697,877

At December 31, 2021, noninterest-bearing demand deposits were $14.4 billion, up $2.2 billion, or 18%, from December 31, 2020. Noninterest-bearing demand deposits comprised 47% of total deposits at December 31, 2021, up from 44% at December 31, 2020.

Interest-bearing transaction and savings accounts of $11.7 billion at December 31, 2021 increased $1.2 billion, or 12%, from December 31, 2020.

Interest-bearing public fund deposits totaled $3.3 billion at December 31, 2021, up $60 million, or 2%, from December 31, 2020. Year-end public fund account balances are subject to annual fluctuations dependent upon a number of factors, including the timing of tax collections. Seasonal cash inflows from public entities in the fourth quarter of each year typically results in higher balances than at other times during the year with subsequent reductions in the first quarter of the following year.

Time deposits other than public funds totaled $1.1 billion at December 31, 2021, down $727 million, or 40%, from December 31, 2020. The decrease was due in part to maturing retail and jumbo certificates of deposit which were not renewed, likely due to prevailing rates that reflect management’s strategic approach to lowering the cost of funds.

Table 20 sets forth average balances and weighted-average rates paid on deposits for each year in the three-year period ended December 31, 2021, as well as the percentage of total deposits for each category. Table 21 sets forth the maturities of time certificates of deposit greater than $250,000 at December 31, 2021.

TABLE 20. Average Deposits

	2021			2020			2019
($ in millions)	Balance	Rate	Mix	Balance	Rate	Mix	Balance	Rate	Mix
Interest-bearing deposits:
Interest-bearing transaction deposits	$2,425.2	0.09%	8.3%	$2,166.4	0.20%	8.3%	$1,999.5	0.62%	8.6%
Money market deposits	6,212.0	0.11	21.4	5,311.0	0.39	20.3	4,487.8	1.05	19.3
Savings deposits	2,598.2	0.01	8.9	2,092.4	0.02	8.0	1,796.1	0.02	7.7
Time deposits	1,394.1	0.47	4.8	2,630.8	1.41	10.0	3,682.0	2.00	15.8
Public Funds	3,140.2	0.34	10.8	3,232.1	0.79	12.3	3,078.1	1.76	13.2
Total interest-bearing deposits	15,769.7	0.17%	54.2	15,432.7	0.57%	58.9	15,043.5	1.25%	64.6
Noninterest bearing demand deposits	13,324.0		45.8	10,779.6		41.1	8,255.9		35.4
Total deposits	$29,093.7		100.0%	$26,212.3		100.0%	$23,299.4		100.0%

TABLE 21. Maturity of Time Certificates of Deposit greater than or equal to $250,000*

(in thousands)	December 31, 2021
Three months	$145,283
Over three months through six months	73,658
Over six months through one year	117,746
Over one year	41,875
Total	$378,562

*     Includes public fund time deposits

We have estimated the Bank’s amount of uninsured assessable deposits to be approximately $15.6 billion, using the methodologies and assumptions required for FDIC regulatory reporting.

Management expects the level of end of period total deposits to be relatively flat or slightly down during 2022.

Short-Term Borrowings

Short-term borrowings totaled $1.7 billion at December 31, 2021, virtually flat when compared to December 31, 2020. Average short-term borrowings for 2021 totaled $1.7 billion, down $315 million, or 16%, compared to 2020. The decrease in average short-term borrowings is the result of utilizing excess liquidity on the balance sheet to pay down higher-rate borrowings, mostly during the second quarter of 2020. Short-term borrowings are a core portion of the Company’s funding strategy and can fluctuate depending on our funding needs and the sources utilized.

Table 22 sets forth balances of short-term borrowings for each of the past three years.  Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase and borrowings from the FHLB. Customer repurchase agreements are a source of customer funding. These agreements are offered mainly to commercial customers to assist them with their ongoing cash management strategies or to provide a temporary investment vehicle for their excess liquidity pending redeployment for corporate or investment purposes. While customer repurchase agreements provide a recurring source of funds to the Bank, the amounts available over time will vary.

TABLE 22. Short-Term Borrowings

	Years Ended December 31,
($ in thousands)	2021	2020	2019
Federal funds purchased:
Amount outstanding at period end	$1,850	$300	$195,450
Average amount outstanding during period	3,762	9,708	49,297
Maximum amount at any month end during period	4,400	330,330	202,933
Weighted-average interest at period end	0.15%	0.15%	1.60%
Weighted-average interest rate during period	0.43%	1.15%	2.30%
Securities sold under agreements to repurchase:
Amount outstanding at period end	$563,211	$567,213	$484,422
Average amount outstanding during period	559,410	600,167	493,344
Maximum amount at any month end during period	643,403	806,645	518,042
Weighted-average interest at period end	0.05%	0.14%	0.54%
Weighted-average interest rate during period	0.10%	0.24%	0.52%
FHLB borrowings:
Amount outstanding at period end	$1,100,000	$1,100,000	$2,035,000
Average amount outstanding during period	1,100,000	1,368,320	1,399,503
Maximum amount at any month end during period	1,100,000	2,110,000	1,941,774
Weighted-average interest at period end	0.49%	0.49%	1.17%
Weighted-average interest rate during period	0.49%	0.62%	1.96%

The $1.1 billion of FHLB borrowings at December 31, 2021 consists of five fixed rate notes maturing between 2034 and 2035 that are classified as short-term as the FHLB has the option to put (terminate) the advance prior to maturity.

Long-Term Debt

Long-term debt totaled $244.2 million at December 31, 2021, down $134.1 million compared to $378.3 million at December 31, 2020. On June 15, 2021, the Company utilized excess liquidity to redeem in full its $150 million 5.95% fixed rate subordinated notes due in 2045, driving most of the variance compared to prior year. The notes were redeemed at 100% of principal plus accrued and unpaid interest therein. Loss on extinguishment of debt included in other noninterest expense totaling $4.2 million represents the disposal of unamortized loan costs associated with the original issuance of the notes. The remaining variance is largely due to activity associated with tax credit fund activity.

On June 9, 2020, we completed the issuance of subordinated notes payable with an aggregate principal amount of $172.5 million and a stated maturity of June 15, 2060. The notes accrue interest at a fixed rate of 6.25% per annum, with quarterly interest payments that began September 15, 2020. Subject to prior approval by the Federal Reserve, the Company may redeem the notes in whole or in part on any interest payment date on or after June 15, 2025. This debt qualifies as tier 2 capital in the calculation of certain regulatory capital ratios and was issued as part of a de-risking strategy.

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

Commitments to extend credit totaled $9.4 billion at December 31, 2021 and include revolving commercial credit lines, non-revolving loan commitments issued mainly to finance the acquisition and development of construction of real property or equipment, and credit card and personal credit lines. The availability of funds under commercial credit lines and loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract, which may include the maintenance of sufficient collateral coverage levels, payment and financial performance, and compliance with other contractual conditions. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower.

Credit card and personal credit lines are generally subject to adjustment or cancellation if the borrower’s credit quality deteriorates. A number of commercial and personal credit lines are used only partially or, in some cases, not at all before they expire, and the total commitment amounts do not necessarily represent our future cash requirements.

Letters of credit totaled $397 million at December 31, 2021. A substantial majority of the letters of credit are standby agreements that obligate the Bank to fulfill a customer’s financial commitments to a third party if the customer is unable to perform. The Bank issues standby letters of credit primarily to provide credit enhancement to customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services.

The contract amounts of these instruments reflect our exposure to credit risk. The Bank undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. As of December 31, 2021, the Company has a reserve for unfunded lending commitments of $29.3 million.

The following table shows the commitments to extend credit and letters of credit at December 31, 2021 and 2020 according to expiration date.

TABLE 23. Loan Commitments and Letters of Credit

		Expiration Date
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
December 31, 2021
Commitments to extend credit	$9,444,803	$4,171,685	$2,388,752	$2,071,055	$813,311
Letters of credit	396,956	287,230	97,940	11,786	—
Total	$9,841,759	$4,458,915	$2,486,692	$2,082,841	$813,311

		Expiration Date
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
December 31, 2020
Commitments to extend credit	$8,106,223	$3,926,618	$1,877,640	$1,432,019	$869,946
Letters of credit	365,510	272,632	80,348	12,530	—
Total	$8,471,733	$4,199,250	$1,957,988	$1,444,549	$869,946

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

Risk Leadership and Organization

The risk management function of the Company, which includes the Chief Risk Officer, is led by the President of Hancock Whitney Bank. The Chief Risk Officer provides overall vision, direction and leadership regarding our enterprise risk management program. The Chief Risk Officer exercises independent judgment and reporting of risk through a direct working relationship with the Board Risk Committee, and the Chief Credit Officer has the same role with the Credit Risk Management Subcommittee. The functional areas reporting to the Chief Risk Officer are the enterprise risk management program office, operational risk management, model validation, data governance, regulatory relations, corporate insurance, credit review (administrative only) and the enterprise-wide compliance program. The Chief Risk Officer also works closely with the Chief Internal Auditor to provide assurance to the Board and senior management regarding risk management controls and their effectiveness. The Chief Internal Auditor reports to the Board’s Audit Committee to assure independence of the internal audit function. Other risk management functions reporting to the President include the Chief Credit Officer and Bank Secrecy Act (BSA) Officer.

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

The Company utilizes an asset/liability model as the primary quantitative tool in measuring the amount of IRR associated with changing market rates. The model is used to perform net interest income, economic value of equity, Monte Carlo, and gap analyses. The model quantifies the effects of various interest rate scenarios on projected net interest income and net income over the next twelve-month and 24-month periods. The model measures the impact on net interest income relative to a base case scenario of hypothetical fluctuations in interest rates over the next 24 months. These simulations incorporate assumptions regarding balance sheet growth and mix, pricing and the repricing and maturity characteristics of the existing and projected balance sheet. The impact of interest rate derivatives, such as interest rate swaps, caps and floors, is also included in the model. Other interest rate-related risks such as prepayment, basis and option risk are also considered.

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

The following table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in rates at December 31, 2021. Shifts are measured in 100 basis point increments in a range from -500 to +500 basis points from base case, with +100 through +300 basis points presented in Table 24. Our interest rate sensitivity modeling incorporates a number of assumptions including loan and deposit repricing characteristics, the rate of loan prepayments and other factors. The base scenario assumes that the current interest rate environment is held constant over a 24-month forecast period and is the scenario to which all others are compared in order to measure the change in net interest income. Policy limits on the change in net interest income under a variety of interest rate scenarios are approved by the Board of Directors.  All policy scenarios assume a static volume forecast where the balance sheet is held constant, although other scenarios are modeled.

TABLE 24. Net Interest Income (te) at Risk

		Estimated Increase in NII
Change in Interest Rates		Year 1	Year 2
(basis points)
+	100	7.31%	10.89%
+	200	15.67%	22.66%
+	300	24.13%	34.61%

The results indicate a general asset sensitivity across most scenarios driven primarily by repricing in variable rate loans, balances at the Federal Reserve Bank and a funding mix which is composed of material volumes of non-interest bearing and lower rate sensitive deposits. Elevated levels of short-term investments driven by deposit inflows are contributing to an increase in asset sensitivity over the past year. When deemed prudent, management has taken actions to mitigate exposure to interest rate risk with on-or off-balance sheet financial instruments and intends to do so in the future. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes.

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

Uncertainty remains over what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments. In particular, regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee (ARRC)) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., AMERIBOR or the Secured Overnight Financing Rate (SOFR) as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments.

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

At December 31, 2021, approximately 34% of our loan portfolio consisted of variable rate loans tied to LIBOR, along with related derivatives and other financial instruments.

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

Cybersecurity is a significant operational risk for financial institutions as a result of increases in the number of incidents and the sophistication of cyber-attacks.  Cyber-attacks include computer hacking, acts of vandalism or theft, ransomware and other forms of malware, credential theft, denial of service, phishing, and employee malfeasance, each utilized to disrupt the operations of a financial institution, which in certain instances have resulted in unauthorized access to confidential, proprietary or other information, including customer account information.

The Board Risk Committee has primary responsibility for the oversight of operational risk.  In this capacity, the Board Risk Committee oversees the Company’s processes for identifying, assessing, monitoring and managing cybersecurity risk. The Chief Information Security Officer (CISO), a member of management, supports the information security risk oversight responsibilities of the Board and its committees and involves the appropriate personnel in information risk management.  The CISO regularly attends Board Risk Committee meetings and sits in executive session with the Board Risk Committee members at least once annually.  The CISO annually provides an Information Security Program Summary report to the Board, outlining the overall status of our Information Security Program and the Company’s compliance with regulatory guidelines.  In addition, individual business lines have direct and primary responsibility and accountability for identifying, controlling, and monitoring operational risks embedded in their business activities.

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

To date, the Company has not experienced an attack that has significantly impacted its results of operations, financial condition and cash flows. Addressing cybersecurity risks is a priority for the Company, and the Company is committed to enhancing its systems of internal controls and business continuity and disaster recovery plans.  See Item 1A. “Risk Factors” for further discussion of the risks associated with an interruption or breach in our information systems or infrastructure

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity management ensures that funds are available to meet the cash flow requirements of our depositors and borrowers, while also meeting the operating, capital and strategic cash flow needs of the Company, the Bank and other subsidiaries. As part of the overall asset and liability management process, liquidity management strategies and measurements have been developed to manage and monitor liquidity risk. At December 31, 2021, we had $21.4 billion in net available sources of funds, summarized as follows:

TABLE 25. Net Available Sources of Funds

	December 31, 2021
($ in thousands)	Total Available	Amount Used	Net Availability
Internal Sources
Free securities, cash and other	$8,475,515	$—	$8,475,515
External Sources
Federal Home Loan Bank	5,817,081	2,058,551	3,758,530
Federal Reserve Bank	3,300,588	—	3,300,588
Brokered time deposits	4,569,885	9,190	4,560,695
Other	1,294,000	—	1,294,000
Total Liquidity	$23,457,069	$2,067,741	$21,389,328

TABLE 26. Liquidity Metrics

	2021	2020	2019
Free securities / total securities	53.95%	54.21%	47.27%
Core deposits / total deposits	98.66%	97.14%	93.54%
Wholesale funds / core deposits	6.45%	7.85%	13.99%
Average loans / average deposits	72.90%	84.57%	87.47%

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities and repayments of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window. Management has established an internal target for the ratio of free securities to total securities to be 20% or greater. As shown in Table 26 above, our ratios of free securities to total securities were 53.95% and 54.21%, respectively, at December 31, 2021 and 2020. Securities and FHLB letters of credit are pledged as collateral related to public funds and repurchase agreements. The total pledged securities of $4.0 billion at December 31, 2021 were up $545.8 million compared to December 31, 2020. The increase in pledged securities, as well as the decrease in the ratio of free securities to total securities, was the result of utilizing securities to replace $550 million in maturing FHLB letters of credit as pledged collateral.

The liability portion of the balance sheet provides liquidity mainly through the ability to use cash sourced from various customers’ interest-bearing and noninterest-bearing deposit accounts and sweep accounts. At December 31, 2021, deposits totaled $30.5 billion, an increase of $2.8 billion, or 10%, from December 31, 2020. This increase was primarily attributable to pandemic-related conditions, such as overall slowdown in consumer and business spending; coupled with government stimulus, as well as increased hurricane-related deposits generally from insurance proceeds. Core deposits represent total deposits excluding certificates of deposits (“CDs”) of

$250,000 or more and brokered deposits. The ratio of core deposits to total deposits was 98.66% at December 31, 2021, compared to 97.14% at December 31, 2020. Core deposits totaled $30.1 billion at December 31, 2021, an increase of $3.2 billion from December 31, 2020. Brokered deposits totaled $30 million as of December 31, 2021 compared to $66 million at December 31, 2020. Brokered deposits declined as brokered certificates that matured were not reissued as part of our effort to utilize excess liquidity.  The use of brokered deposits as a funding source is subject to certain policies regarding the amount, term and interest rate.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. In addition to funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At December 31, 2021, the Bank had borrowed $1.1 billion from the FHLB and had approximately $3.8 billion remaining available under this line.  The Bank also has unused borrowing capacity at the Federal Reserve’s discount window of approximately $3.3 billion.  There were no outstanding borrowings with the Federal Reserve at December 31, 2021 and December 31, 2020, or at any point during the years then ended.

Wholesale funds, comprised of short-term borrowings, long-term debt and brokered deposits were 6.45% of core deposits at December 31, 2021 and 7.85% at December 31, 2020. Wholesale funds totaled $1.9 billion at December 31, 2021, a decrease of $173 million from December 31, 2020. The decrease was primarily due to redemption of our 2015 subordinated debt in the second quarter of 2021. The Company has established an internal target for wholesale funds to be less than 25% of core deposits.

Another key measure the Company uses to monitor its liquidity position is the loan to deposit ratio (average loans outstanding during the reporting period divided by average deposits outstanding).  The loan-to-deposit ratio measures the amount of funds the Company lends for each dollar of deposits on hand. Our average loan-to-deposit ratio was 72.90% for 2021 compared to 84.57% in 2020. Management has established a target range for the loan to deposit ratio of 87% to 89%, but may operate outside that range under certain circumstances. The average loan to deposit ratio began to decline during the second quarter of 2020, and continued throughout 2021, as growth of average deposits continued to outpace average loans, largely due to pandemic-related economic conditions.  Average loans outstanding for 2021 and 2020, included approximately $1.5 billion and $1.6 billion, respectively of low-risk SBA guaranteed PPP loans that are expected to be largely repaid through the forgiveness process by the end of the second quarter of 2022.

Dividends received from the Bank have been the primary source of funds available to the Parent Company for the payment of dividends to our stockholders and for servicing its debt. The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends that the Bank can distribute to the Parent Company, as described in Note 12 to the consolidated financial statements, “Stockholders’ Equity.” The Parent targets cash and other liquid assets to provide liquidity in an amount sufficient to fund approximately four quarters of ongoing cash or liquid asset needs, consisting primarily of common stockholder dividends, debt service requirements, and any expected share repurchase or early extinguishment of debt. The Parent may temporarily operate below that level if a return to the target can be achieved in the near-term, generally not to exceed four quarters.

On June 9, 2020, the Parent completed the issuance of subordinated notes payable with an aggregate principal amount of $172.5 million, providing additional liquidity that can be used by the Parent or to provide capital to the Bank, if deemed appropriate. On June 15, 2021, the Parent utilized excess liquidity to redeem all of its issued and outstanding 5.95% Subordinated Notes due with an aggregate principal amount of $150 million.

Material Cash Requirements

The company has sufficient access to liquidity for operations. The following table summarizes select significant contractual obligations as of December 31, 2021, according to payments due by period. The table excludes obligations under deposit contracts and short-term borrowings discussed previously in this analysis. The maturities of time deposits in amounts greater than $250,000 are presented in Table 20. Purchase obligations represent material legal and binding contracts to purchase services and goods that cannot be settled or terminated without paying substantially all of the contractual amounts.

TABLE 27. Contractual Cash Obligations

	Payment due by period
(in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$670,245	$19,731	$30,051	$64,596	$555,867
Operating lease obligations	153,889	16,726	28,389	23,845	84,929
Purchase obligations	124,529	85,931	28,815	9,783	—
Commitments to fund low income housing and small business investment company	18,244	18,244	—	—	—
Total	$966,907	$140,632	$87,255	$98,224	$640,796

Capital Resources

The Company currently has a strong capital position which is vital to continued profitability, promotes depositor and investor confidence, and provides a solid foundation for economic downturns, future growth and flexibility in addressing strategic opportunities. Stockholders’ equity totaled $3.7 billion at December 31, 2021 compared to $3.4 billion at December 31, 2020. The $231.3 million increase is attributable to 2021 earnings of $463.2 million and $19.8 million of long-term incentive and dividend reinvestment activity, partially offset by a loss of $134.0 million in accumulated other comprehensive income largely related to the market adjustment on the available for sale securities portfolio and cash flow hedges, $95.9 million of dividends, and $21.8 million of stock repurchase activity.

At December 31, 2021, the Company’s tangible common equity ratio was 7.71%, compared to 7.64% at December 31, 2020. The increase from 2020 is primarily attributable to a $248 million increase in tangible equity offset by the impact of a $2.9 billion growth in tangible assets, which was largely driven by a $2.5 billion increase in low-risk short term investments (primarily Federal Funds) resulting from the excess liquidity due to the increase in deposits.

The primary quantitative measures that regulators use to gauge capital adequacy are the ratios of Total, Tier 1 and Common Equity Tier 1 regulatory capital to risk-weighted assets (risk-based capital ratios) and the ratio of Tier 1 capital to average total assets (Leverage ratio). The Federal Reserve Board’s final rule implementing the Basel III regulatory capital framework and related changes per the Dodd-Frank Act established the Basel III minimum regulatory capital requirements for all organizations for Total, Tier 1 and Common Equity Tier 1 risk-based capital ratios equal to 8.00%, 6.00%, and 4.5%, respectively, as well as set a conservation buffer of 2.5% and a Leverage ratio of 4.0%. Based on capital ratios as of December 31, 2021 using Basel III definitions, the Company and the Bank exceeded all capital requirements of the rule. The Company and the Bank have established internal target ranges for Total, Tier 1 and Common Equity Tier 1 risk-based capital ratios and the leverage ratio. At December 31, 2021, each of these capital ratios fell within, or above, their respective target range.

At December 31, 2021, our regulatory capital ratios were well in excess of current regulatory minimum requirements, including the conservatism buffers, by at least $475 million. Additionally, both the Company and the Bank were considered “well capitalized” by regulatory agencies. Note 11 – Stockholders’ Equity to the consolidated financial statements provides additional information about the Bank’s regulatory capital ratios.

The following table shows the Company’s regulatory capital ratios as calculated under current rules for the indicated periods.  The capital ratios at December 31, 2021 reflect the election to use the interim final five-year transition rule issued on March 27, 2020 available for institutions required to adopt CECL as of January 1, 2020. The CECL transition rule allows for the option to delay for two years the estimated impact of CECL on regulatory capital (0%), followed by a three-year transition (25% in 2022, 50% in 2023, 75% in 2024, and 100% thereafter). In addition, the two-year delay also includes the full impact of January 1, 2020 cumulative effect impact plus an estimated impact of CECL calculated quarterly as 25% of the current ACL over the January 1, balance (modified transition amount). The modified transition amount is recalculated quarterly, with the December 31, 2021 impact of $24.9 million plus the day one impact of $44.1 million carrying through remaining three-year transition. The election to use the revised final CECL transition rules favorably impacted our leverage ratio upon adoption by 19 bps and our Total, Tier 1 and Common Equity Tier 1 risk-based capital ratios by 22 bps.

TABLE 28.  Risk-Based Capital and Capital Ratios

(in thousands)	2021	2020
Common equity tier 1 capital	$2,890,770	$2,534,049
Additional tier 1 capital	—	—
Tier 1 capital	2,890,770	2,534,049
Tier 2 capital	454,617	621,643
Total capital	$3,345,387	$3,155,692
Risk-weighted assets	$26,056,958	$23,872,707
Ratios
Leverage (Tier 1 capital to average assets)	8.25%	7.88%
Common equity tier 1 capital to risk-weighted assets *	11.09%	10.61%
Tier 1 capital to risk-weighted assets	11.09%	10.61%
Total capital to risk-weighted assets	12.84%	13.22%
Common stockholders' equity to total assets	10.05%	10.22%
Tangible common equity to total assets	7.71%	7.64%

*applies to Bank only

Total capital to risk weighted assets ratios at December 31, 2021 reflects the impact of the June 15, 2021 redemption of $150 million of subordinated notes of the Parent that qualified as tier 2 capital in the calculation of certain regulatory capital ratios, reducing total capital to risk weighted assets ratio by approximately 58 bps. Our regulatory ratios also reflect the impact of changing levels of PPP loans, which are guaranteed by the SBA and, when meeting certain criteria, are subject to forgiveness to the debtor by the SBA. These loans carry a 0% risk-weighting in the tier 1 and total capital regulatory ratios due to the full guarantee by the SBA. However, these loans are reflected in average assets used to compute tier 1 leverage. As of December 31, 2021 and 2020, PPP loans totaled $531 million and 2.0 billion, respectively.

On June 9, 2020, the Parent completed the issuance of subordinated notes with an aggregate principal amount of $172.5 million and a stated maturity of June 15, 2060, that qualify as tier 2 capital in the calculation of certain regulatory capital ratios.

Throughout both 2021 and 2020, the Company paid quarterly dividends of $0.27 per share, for an annual cash dividend rate of $1.08 per share. The Company has paid uninterrupted quarterly dividends to shareholders since 1967.

STOCK REPURCHASE PROGRAM

On April 22, 2021, the Company’s board of directors approved a stock buyback program whereby the Company is authorized to repurchase up to 4.3 million shares of its common stock through the program’s expiration date of December 31, 2022. The program allows the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions. The Company is not obligated to purchase any shares under this program, and the board of directors has the ability to terminate or amend the program at any time prior to the expiration date. During the year ended December 31, 2021, the Company repurchased 449,876 shares of its common stock at an average cost of $48.45 per share, inclusive of commissions.

Prior to its expiration date of December 31, 2020, the Company had in place a stock buyback program that authorized the repurchase of up to 5.5 million shares of its common stock. The program, as amended, allowed the Company to repurchase its common shares on the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or as otherwise determined by the Company, in one or more transactions. The Company was not obligated to purchase any shares under this program, and the board of directors had the ability to terminate or amend the program at any time prior to the expiration date. In total, the Company repurchased 4.9 million of the 5.5 million authorized shares under this buyback program at an average cost of $37.65 per share, inclusive of commissions, with 4.6 million shares acquired through an accelerated share repurchase agreement and 0.3 million acquired in a privately negotiated transaction.

FOURTH QUARTER RESULTS

Net income for the fourth quarter of 2021 was $137.7 million, or $1.55 per diluted common share, compared to $129.6 million, or $1.46, in the third quarter of 2021 and $103.6 million, or $1.17, in the fourth quarter of 2020. The fourth quarter of 2021 included $4.9 million ($.04 per share after-tax impact) of net nonoperating income items, mostly attributable to hurricane-related insurance proceeds. The third quarter of 2021 included $1.4 million, or $0.01 per share after-tax of net nonoperating income items related to a gain from the sale of the remaining Hancock Horizon Funds and a severance reversal, partially offset by Hurricane Ida expenses. There were no nonoperating items in the fourth quarter of 2020.

Highlights of our fourth quarter of 2021 results (compared to third quarter of 2021):

•	Net income of $137.7 million, or $1.55 per diluted share, was up $8.2 million, or $0.10 per diluted share; excluding the impact of nonoperating items, earnings per diluted share was up $0.06
•	Pre-tax pre-provision net revenue of $134.2 million was down slightly from the prior quarter
•	Core loan growth of $652.5 million, more than offset the impact of $404.3 million in PPP loan forgiveness, leading to an overall increase in total loans of $248.3 million
•	Deposits increased $1.3 billion, with noninterest-bearing demand deposits up $739.4 million and interest-bearing accounts up $518.3 million
•	Negative provision for credit losses of $28.4 million, comprised of a $29.1 million reserve release and $0.7 million in net charge-offs
•	Allowance for credit losses coverage remained strong at 1.76%, or 1.80% excluding PPP loans
•	Continued improvement in asset quality with nonperforming loans down 6%, and criticized commercial loans down 2%
•	The impact of excess liquidity, driven mainly by PPP loan forgiveness and Hurricane Ida related deposits, led to a 14 bps compression in the net interest margin
•	Tangible common equity ratio of 7.71% was down 14 bps, impacted by accumulated other comprehensive income and excess liquidity

Total loans at December 31, 2021 were $21.1 billion, an increase of $248 million, or 1%, from September 30, 2021. Core loans increased $653 million, offsetting the impact of $404 million in PPP loan forgiveness. Loan growth was reflected in markets across the footprint and in specialty lines.

Total deposits at December 31, 2021 were $30.5 billion, up $1.3 billion, or 4%, from September 30, 2021. The increase was driven by seasonality, excess liquidity related to stimulus and other pandemic-related client funds, and hurricane-related proceeds.

Noninterest-bearing deposits totaled $14.4 billion at December 31, 2021, up $739 million, or 5%, from September 30, 2021 and comprised 47% of total deposits at December 31, 2021. Interest-bearing transaction and savings deposits totaled $11.6 billion at December 31, 2021, up $358.0 million, or 3%, compared to September 30, 2021. Interest-bearing public fund deposits increased $239.2 million, or 8%, to $3.3 billion at December 31, 2021. The increase in public funds is seasonal and primarily related to year-end tax collections by local municipalities. Typically, these balances begin to runoff in the first quarter of each year. Time deposits of $1.1 billion decreased $78.9 million, or 7%, from September 30, 2021.

Net interest income (te) for the fourth quarter of 2021 was $231.9 million, down $5.5 million, or 2% from the third quarter of 2021, primarily driven by the decline in PPP loans and the impact of excess liquidity on our earning assets. The net interest margin declined 14 bps to 2.80%, in the fourth quarter due to the impact of additional excess liquidity (-10 bps), a change in the earning asset yield (-4 bps), and over $400 million of PPP loan forgiveness (-2 bps), partially offset by lower deposit costs (+1 bp) and other (+1 bp).

The provision for loan losses recorded in the fourth quarter of 2021 was a negative $28.4 million, compared to a negative provision of $27.0 million in the third quarter of 2021. Net charge-offs were $0.7 million, or 0.01% of average total loans on an annualized basis in the fourth quarter of 2021, down from $1.8 million, or 0.03% of average total loans, for the third quarter of 2021. Our allowance for credit loss reserves were $371.4 million at December 31, 2021, down $29.1 million from the prior quarter.

Noninterest income totaled $89.6 million for the fourth quarter of 2021, down $3.7 million, or 4%, from the third quarter of 2021. The fourth quarter of 2021 included a $3.6 million gain from storm-related insurance proceeds, and the third quarter of 2021 included a $4.6 million gain from the sale of the remaining Hancock Horizon Funds, both of which are considered nonoperating. Excluding these nonoperating items, noninterest income for the fourth quarter totaled $86.0 million, down $2.8 million, or 3%, from the third quarter. Improvement compared to prior quarter was noted in many fee categories with increased economic activity and consumer spending. Service charges were up $0.2 million, or 1%. Bank card and ATM fees were up $0.8 million or 4%. Investment and annuity income and insurance fees were up $0.4 million, or 5%. Trust fees were down $0.5 million, or 3%. Income from secondary mortgage operations totaled $5.5 million, down $1.5 million as refinancing activity slowed. Other operating noninterest income was down $2.1 million primarily due to lower specialty income.

Noninterest expense of $182.5 million, declined $12.2 million, or 6%, from the third quarter of 2021, and included a net credit of $1.3 million of nonoperating items, primarily related to partial reversals of accruals for both Hurricane Ida expense and closed branch writedowns. The third quarter of 2021 included $3.2 million of nonoperating expense primarily related to Hurricane Ida. Excluding these items, operating expense totaled $183.8 million, down $7.7 million, or 4%, from the third quarter of 2021. The primary driver of the decrease was personnel expense, which was down $6.7 million, or 6%, related to recent efficiency initiatives. Also contributing to the decrease was lower occupancy and equipment expense, down $0.8 million, or 5%, from the third quarter of 2021.

The effective income tax rate for fourth quarter 2021 was 16.4%. The lower than normal rate was related to the Company revising its tax elections in anticipation of potential tax reform to a higher statutory rate. The company expects the effective tax rate to return to a normal quarterly range of 19-20% in 2022, absent any changes in tax laws. The effective income tax rate continues to be less than the statutory rate primarily due to tax-exempt income and income tax credits.

The following table provides selected comparative financial information for the five quarters ending with December 31, 2021.

TABLE 29. Quarterly Consolidated Financial Results

		Three Months Ended
(in thousands, except per share data)	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020
Income Statement Data:
Interest income	$238,756	$244,417	$248,300	$250,785	$257,253
Interest income (te) (a)	241,391	247,185	251,154	253,707	260,368
Interest expense	9,460	9,708	13,657	16,198	18,967
Net interest income (te)	231,931	237,477	237,497	237,509	241,401
Provision for credit losses	(28,399)	(26,955)	(17,229)	(4,911)	24,214
Noninterest income	89,612	93,361	94,272	87,089	82,350
Noninterest expense	182,462	194,703	236,770	193,072	193,144
Income (loss) before income taxes	164,845	160,322	109,374	133,515	103,278
Income tax expense (benefit)	27,102	30,740	20,656	26,343	(297)
Net income (loss)	$137,743	$129,582	$88,718	$107,172	$103,575
For informational purposes - included above, pre-tax
Nonoperating item included in noninterest income:
Gain on hurricane-related insurance settlement	$3,600	$—	$—	$—	$—
Gain on sale of Hancock Horizon Funds	—	4,576	—	—	—
Gain on sale of Mastercard Class B common stock	—	—	2,800	—	—
Nonoperating items included in noninterest expense:
Efficiency initiatives	(649)	(1,867)	40,812	—	—
Hurricane related expenses	(680)	5,092	—	—	—
Loss on redemption of subordinated notes	—	—	4,165	—	—
Balance Sheet Data:
Period end balance sheet data
Loans	$21,134,282	$20,886,015	$21,148,530	$21,664,859	$21,789,931
Earning assets	33,610,435	32,348,036	32,075,450	32,134,637	30,616,277
Total assets	36,531,205	35,318,308	35,098,709	35,072,643	33,638,602
Noninterest-bearing deposits	14,392,808	13,653,376	13,406,385	13,174,911	12,199,750
Total deposits	30,465,897	29,208,157	29,273,107	29,210,520	27,697,877
Stockholders' equity	3,670,352	3,629,766	3,562,901	3,416,903	3,439,025
Average balance sheet data
Loans	$20,770,130	$20,941,173	$21,388,814	$21,745,298	$22,065,672
Earning assets	32,913,659	32,097,381	32,195,515	31,015,637	29,875,531
Total assets	35,829,027	35,207,960	35,165,684	34,078,200	33,067,462
Noninterest-bearing deposits	14,126,335	13,535,961	13,237,796	12,374,235	11,759,755
Total deposits	29,750,665	29,237,306	29,228,809	28,138,763	27,040,447
Stockholders' equity	3,642,003	3,606,087	3,488,592	3,441,466	3,406,646
Common Shares Data:
Earnings (loss) per share:
Basic	$1.56	$1.46	$1.00	$1.21	$1.17
Diluted	1.55	1.46	1.00	1.21	1.17
Cash dividends per common share	0.27	0.27	0.27	0.27	0.27
Performance Ratios:
Return on average assets	1.53%	1.46%	1.01%	1.28%	1.25%
Return on average common equity	15.00%	14.26%	10.20%	12.63%	12.10%
Efficiency (b)	56.57%	57.44%	57.01%	58.12%	58.23%
Net interest margin (te)	2.80%	2.94%	2.96%	3.09%	3.22%
Reconciliation of operating revenue and operating pre-provision net revenue (non-GAAP measure) (te) (c)
Net interest income	$229,296	$234,709	$234,643	$234,587	$238,286
Noninterest income	89,612	93,361	94,272	87,089	82,350
Total revenue	318,908	328,070	328,915	321,676	320,636
Taxable equivalent adjustment	2,635	2,768	2,854	2,922	3,115
Nonoperating revenue	(3,600)	(4,576)	(2,800)	—	—
Total revenue (te)	$317,943	$326,262	$328,969	$324,598	$323,751
Noninterest expense	(182,462)	(194,703)	(236,770)	(193,072)	(193,144)
Nonoperating expense	(1,329)	3,225	44,977	—	—
Operating pre-provision net revenue (te)	$134,152	$134,784	$137,176	$131,526	$130,607

(a) Taxable equivalent basis (te). For analytical purposes, management adjusts interest income and net interest income for tax-exempt items to a taxable equivalent basis using a federal income tax rate of 21%

(b) The efficiency ratio is noninterest expense to total net interest (te) and noninterest income, excluding amortization of purchased intangibles and nonoperating items.

(c) Refer to the Non-GAAP Financial Measures section of this analysis for a discussion of these measures.

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

The allowance for credit losses (ACL) is comprised of the allowance for loan and lease losses (ALLL), a valuation account available to absorb losses on loans and leases held for investment, and the reserve for unfunded lending commitments, a liability established to absorb credit losses for the expected life of the contractual term of on and off-balance sheet exposures as of the date of the determination. The standard requires that management incorporate an economic forecast for a reasonable and supportable period, which is two years based on our current policy. We utilize third party forecasts that consist of multiple economic scenarios, including a baseline, with a probability distribution of 50% better or worse economic performance and various upside and downside scenarios utilized at an aggregated state (or regional) levels across our footprint or national level, depending on the portfolio. The economic forecasts are generally lagging and may not incorporate all events and circumstances through the financial statement date. The Company’s management considers available forecasts, current events not captured and our specific portfolio characteristics and applies weights to the scenario output based on a best estimate of likely outcomes. Since 2020, the United States and global financial markets experienced unprecedented volatility, with significant uncertainty surrounding the COVID-19 pandemic. Changing economic conditions and resulting government response in the form of interest rate adjustments and stimulus packages have introduced enhanced estimation uncertainty in the forecasts used to estimate expected credit loss. Our credit loss models were built using historical data that may not correlate to economic conditions stemming from the pandemic. The estimate of the life of a loan considers both contractual cash flows as well as estimated prepayments and forecasted draws on unfunded loan commitments that were also built on historical data that may react differently given the current environment. Such forecasted information is inherently uncertain, particularly in the environment resulting from the pandemic. Forecast uncertainty includes the severity of the impact to local and global economic conditions as well as the timing of recovery, among other things. Therefore, actual results may differ significantly from management’s estimates.

Management applies significant judgment when weighting the macroeconomic scenarios for the reasonable and supportable period. Our assessment considers the scenario description compared to our portfolio performance and benchmarking select variables to other third party forecasts. At December 31, 2021, the Company weighted the Moody’s baseline scenario at 40% and the slower growth S-2 scenario at 60%. Results by scenario can vary significantly from period to period as both the scenario assumptions and the portfolio composition are changing, therefore comparison of scenario weighting from period to period may not be meaningful. For example, holding all other assumptions constant, the slower growth S-2 scenario produced expected credit losses 21% higher than utilization of the baseline scenario at December 31, 2021. In contrast, for the year ended December 31, 2020, the slower growth S-2 scenario produced results only 8% greater than the baseline scenario. In addition, these quantitative results are adjusted, sometimes materially, by the qualitative assessment described below.

The quantitative loss rate analysis is supplemented by a review of qualitative factors that considers whether conditions differ from those existing during the historical periods used in the development of the credit loss models. Such factors include, but are not limited to, problem loan trends, changes in loan profiles and volumes, changes in lending policies and procedures, current or expected economic trends, business conditions, credit concentrations, model limitations and other relevant factors not captured by our models. While quantitative data for these factors is used where available, there is significant judgment applied in these processes.

For credits that are individually evaluated, a specific allowance is calculated as the shortfall between the credit’s value and the bank’s exposure. The loan’s value is measured by either the loan’s observable market price, the fair value of the collateral of the loan (less liquidation costs) if it is collateral dependent, or by the present value of expected future cash flows discounted at the loan’s effective interest rate. Collateral on impaired loans includes, but is not limited to, commercial and residential real estate, accounts receivable and other corporate assets. Values for impaired credits are highly subjective and based on information available at the time of valuation and the current resolution strategy. These values are difficult to assess and have heightened uncertainty resulting from the impact of the pandemic on market conditions. Actual results could differ from these estimates.

Management considers the appropriateness of these critical assumptions as part of its allowance review and believes the ACL level is appropriate based on information available through the financial statement date. Refer to Note 3 – Loans and Allowance for Credit Losses for further discussion of significant assumptions used in the current allowance calculation.

Accounting for Retirement Benefits

Management makes a variety of assumptions in applying principles that govern the accounting for benefits under the Company’s defined benefit pension plans and other postretirement benefit plans. These assumptions are essential to the actuarial valuation that determines the amounts recognized and certain disclosures it makes in the consolidated financial statements related to the operation of these plans. Two of the more significant assumptions concern the expected long-term rate of return on plan assets and the rate needed to discount projected benefits to their present value. Changes in these assumptions impact the cost of retirement benefits recognized in net income and comprehensive income. Certain assumptions are closely tied to current conditions and are generally revised at each measurement date. For example, the discount rate is reset annually with reference to market yields on high quality fixed-income investments. Other assumptions, such as the rate of return on assets, are determined, in part, with reference to historical and expected conditions over time and are not as susceptible to frequent revision. Holding other factors constant, the cost of retirement benefits will move opposite to changes in either the discount rate or the rate of return on assets. Note 17 – Retirement Plans. provides further discussion on the accounting for retirement and employee benefit plans and the estimates used in determining the actuarial present value of the benefit obligations and the net periodic benefit expense.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to our consolidated financial statements that appears in Item 8. “Financial Statements and Supplementary Data.”

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required for this item is included in the sections entitled “Asset/Liability Management” and “Net Interest Income at Risk” that appear in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated here by reference.

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

The Company’s internal control over financial reporting as of December 31, 2021 was audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021.

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that internal control over financial reporting was effective as of December 31, 2021.

/s/ John M. Hairston	/s/ Michael M. Achary
John M. Hairston	Michael M. Achary
President & Chief Executive Officer	Senior Executive Vice President & Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
February 25, 2022	February 25, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hancock Whitney Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hancock Whitney Corporation and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Allowance for Credit Losses for the Collectively Evaluated Portfolios

As described in Notes 1 and 3 to the consolidated financial statements, the allowance for credit losses (“ACL”) is comprised of the allowance for loan and lease losses, a valuation account available to absorb losses on loans and leases held for investment, and the reserve for unfunded lending commitments, a liability established to absorb credit losses for the expected life of the contractual term of on and off-balance sheet exposures. As of December 31, 2021, the total allowance for credit losses was $371 million on total loans of $21.1 billion. The analysis and methodology for estimating the ACL includes two primary elements: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated for credit loss. Management utilizes internally developed credit models and third party economic forecasts for the calculation of expected credit loss for the collectively evaluated portfolios. Management calculates a collective allowance for a two-year reasonable and supportable forecast period utilizing probability weighted multiple macroeconomic scenarios, and then reverts on a linear basis over four quarters to an average historical loss rate for the remaining term. Qualitative adjustments to the output of quantitative calculations are made when management deems it necessary to reflect differences in current and forecasted conditions as compared to those during the historical loss period used in model development.

The principal considerations for our determination that performing procedures relating to the allowance for credit losses for the collectively evaluated portfolios is a critical audit matter are (i) the significant judgment by management in estimating the allowance for credit losses, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence relating to the application of probability weighted multiple macroeconomic scenarios and the qualitative adjustments used in estimating the allowance for credit losses and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s process for estimating the allowance for credit losses for the collectively evaluated portfolios, including controls over the application of probability weighted multiple macroeconomic scenarios and qualitative adjustments. These procedures also included, among others, testing management’s process for estimating the allowance for credit losses by (i) evaluating the appropriateness of management’s methodology, (ii) testing certain data used in the estimate, and (iii) evaluating the reasonableness of the application of probability weighted multiple macroeconomic scenarios and the qualitative adjustments; professionals with specialized skill and knowledge were used to assist in performing these procedures to test management’s process.

/s/ PricewaterhouseCoopers LLP

New Orleans, Louisiana

February 25, 2022

We have served as the Company’s auditor since 2009.

Hancock Whitney Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
(in thousands, except per share data)	2021	2020
Assets:
Cash and due from banks	$401,201	$526,306
Interest-bearing bank deposits	3,830,177	1,333,352
Federal funds sold	458	434
Securities available for sale, at fair value (amortized cost of $6,984,530 and $5,766,234)	6,986,698	5,999,327
Securities held to maturity (fair value of $1,631,482 and $1,467,581)	1,565,751	1,357,170
Loans held for sale (includes $41,022 and $0 measured at fair value)	93,069	136,063
Loans	21,134,282	21,789,931
Less: allowance for loan losses	(342,065)	(450,177)
Loans, net	20,792,217	21,339,754
Property and equipment, net of accumulated depreciation of $280,065 and $271,801	350,309	380,516
Right of use assets, net of accumulated amortization of $34,425 and $23,330	102,239	110,691
Prepaid expense	38,793	41,443
Other real estate and foreclosed assets, net	7,533	11,648
Accrued interest receivable	96,938	104,268
Goodwill	855,453	855,453
Other intangible assets, net	70,226	86,892
Life insurance contracts	664,535	615,780
Funded pension assets, net	227,870	171,175
Other assets	447,738	568,330
Total assets	$36,531,205	$33,638,602
Liabilities and Stockholders' Equity:
Deposits:
Noninterest-bearing	$14,392,808	$12,199,750
Interest-bearing	16,073,089	15,498,127
Total deposits	30,465,897	27,697,877
Short-term borrowings	1,665,061	1,667,513
Long-term debt	244,220	378,322
Accrued interest payable	3,103	4,315
Lease liabilities	122,079	130,627
Deferred tax liability, net	19,434	49,406
Other liabilities	341,059	271,517
Total liabilities	32,860,853	30,199,577
Stockholders' equity:
Common stock	309,513	309,513
Capital surplus	1,755,701	1,757,937
Retained earnings	1,659,073	1,291,506
Accumulated other comprehensive income (loss), net	(53,935)	80,069
Total stockholders' equity	3,670,352	3,439,025
Total liabilities and stockholders' equity	$36,531,205	$33,638,602
Preferred shares authorized (par value of $20.00 per share)	50,000	50,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	92,947	92,947
Common shares outstanding	86,749	86,728

See accompanying notes to consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per share data)	2021	2020	2019
Interest income:
Loans, including fees	$825,862	$907,290	$971,735
Loans held for sale	2,543	2,622	1,876
Securities-taxable	131,382	127,629	127,459
Securities-tax exempt	18,969	19,454	20,757
Short-term investments	3,502	986	3,955
Total interest income	982,258	1,057,981	1,125,782
Interest expense:
Deposits	26,246	88,261	187,988
Short-term borrowings	6,015	10,042	30,766
Long-term debt	16,762	17,155	11,811
Total interest expense	49,023	115,458	230,565
Net interest income	933,235	942,523	895,217
Provision for credit losses	(77,494)	602,904	47,708
Net interest income after provision for credit losses	1,010,729	339,619	847,509
Noninterest income:
Service charges on deposit accounts	81,032	76,659	86,364
Trust fees	62,898	58,191	61,609
Bank card and ATM fees	79,074	68,131	66,976
Investment and annuity fees and insurance commissions	29,502	24,330	26,574
Secondary mortgage market operations	36,694	40,244	19,853
Securities transactions, net	333	488	—
Other income	74,801	56,385	54,531
Total noninterest income	364,334	324,428	315,907
Noninterest expense:
Compensation expense	378,589	379,727	362,083
Employee benefits	103,786	84,332	77,796
Personnel expense	482,375	464,059	439,879
Net occupancy expense	49,786	52,589	50,936
Equipment expense	18,167	19,212	18,393
Data processing expense	96,755	87,823	82,981
Professional services expense	48,678	49,529	45,007
Amortization of intangibles	16,665	19,916	20,844
Deposit insurance and regulatory fees	13,582	18,804	19,512
Other real estate and foreclosed assets expense (income)	(210)	9,555	671
Other expense	81,209	67,305	92,454
Total noninterest expense	807,007	788,792	770,677
Income (loss) before income taxes	568,056	(124,745)	392,739
Income tax expense (benefit)	104,841	(79,571)	65,359
Net income (loss)	$463,215	$(45,174)	$327,380
Earnings (loss) per common share - basic	$5.23	$(0.54)	$3.72
Earnings (loss) per common share - diluted	$5.22	$(0.54)	$3.72
Dividends paid per share	$1.08	$1.08	$1.08
Weighted average shares outstanding - basic	86,823	86,533	86,488
Weighted average shares outstanding - diluted	87,027	86,533	86,599

See accompanying notes to consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
(in thousands)	2021	2020	2019
Net income (loss)	$463,215	$(45,174)	$327,380
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain/loss on available for sale securities and cash flow hedges	(211,580)	224,337	143,922
Reclassification of net gains (losses) realized and included in earnings	(15,485)	(10,983)	13,429
Valuation adjustments for employee benefit plans	(6,735)	(37,451)	2,398
Voluntary Early Retirement Incentive Program (VERIP) and curtailment	59,606	—	—
Amortization of unrealized net loss on securities transferred to held to maturity	(158)	(470)	3,153
Other comprehensive income (loss) before income taxes	(174,352)	175,433	162,902
Income tax expense (benefit)	(40,348)	40,640	36,917
Other comprehensive income (loss) net of income taxes	(134,004)	134,793	125,985
Comprehensive income	$329,211	$89,619	$453,365

See accompanying notes to consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
					Other
					Comprehensive
	Common Stock		Capital	Retained	Income (Loss),
(in thousands, except parenthetical share data)	Shares	Amount	Surplus	Earnings	Net	Total
Balance, December 31, 2018	87,903	$292,716	$1,725,741	$1,243,592	$(180,709)	$3,081,340
Net income	—	—	—	327,380	—	327,380
Other comprehensive income	—	—	—	—	125,985	125,985
Comprehensive income	—	—	—	327,380	125,985	453,365
Cash dividends declared ($1.08 per common share)	—	—	—	(94,871)	—	(94,871)
Common stock issued as consideration in business combination	5,044	16,797	177,052	—	—	193,849
Common stock activity, long-term incentive plans	—	—	15,257	131	—	15,388
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	3,614	—	—	3,614
Initial delivery of shares under accelerated share repurchase agreement (3,611,870 shares)	—	—	(138,768)	—	—	(138,768)
Forward contract for accelerated share repurchase agreement	—	—	(46,232)	—	—	(46,232)
Balance, December 31, 2019	92,947	$309,513	$1,736,664	$1,476,232	$(54,724)	$3,467,685
Net loss	—	—	—	(45,174)	—	(45,174)
Other comprehensive income	—	—	—	—	134,793	134,793
Comprehensive income	—	—	—	(45,174)	134,793	89,619
Cash dividends declared ($1.08 per common share)	—	—	—	(95,605)	—	(95,605)
Cumulative effect of change in accounting principle	—	—	—	(44,087)	—	(44,087)
Common stock activity, long-term incentive plans	—	—	17,715	140	—	17,855
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	4,164	—	—	4,164
Net settlement of accelerated share repurchase agreement (1,001,472 shares)	—	—	12,110	—	—	12,110
Repurchase of common stock (315,851 shares)	—	—	(12,716)	—	—	(12,716)
Balance, December 31, 2020	92,947	$309,513	$1,757,937	$1,291,506	$80,069	$3,439,025
Net income	—	—	—	463,215	—	463,215
Other comprehensive loss	—	—	—	—	(134,004)	(134,004)
Comprehensive income	—	—	—	463,215	(134,004)	329,211
Cash dividends declared ($1.08 per common share)	—	—	—	(95,927)	—	(95,927)
Common stock activity, long-term incentive plans	—	—	15,688	279	—	15,967
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	3,872	—	—	3,872
Repurchase of common stock (449,876 shares)	—	—	(21,796)	—	—	(21,796)
Balance, December 31, 2021	92,947	$309,513	$1,755,701	$1,659,073	$(53,935)	$3,670,352

See accompanying notes to consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$463,215	$(45,174)	$327,380
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	29,113	30,128	30,902
Provision for credit losses	(77,494)	602,904	47,708
(Gain) loss on other real estate and foreclosed assets	(2,280)	9,581	626
Deferred tax expense (benefit)	10,376	(20,716)	47,100
Increase in cash surrender value of life insurance contracts	(23,505)	(19,244)	(16,158)
Impairment of or loss on disposal of assets	14,354	3,159	1,109
Loss on extinguishment of debt	4,165	—	—
Gain on sale of securities available for sale	(333)	(488)	—
Gain on the sale of loans and leases	(1,208)	(1,203)	(619)
Net (increase) decrease in loans held for sale	41,157	(77,544)	(27,773)
Net amortization of securities premium/discount	50,311	43,226	32,166
Amortization of intangible assets	16,665	19,916	20,844
Stock-based compensation expense	22,442	21,107	20,902
Net change in liability from variation margin collateral	62,670	(80,290)	(21,326)
Contribution to pension plan	—	—	(100,000)
Increase in interest payable and other liabilities	20,869	4,687	19,573
Increase in other assets	(21,050)	(111,094)	(22,556)
Other, net	(23,777)	(23,764)	(7,929)
Net cash provided by operating activities	585,690	355,191	351,949

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows—(Continued)

	Years Ended December 31,
(in thousands)	2021	2020	2019
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	$198,681	$211,919	$268,413
Proceeds from maturities of securities available for sale	1,073,133	1,001,720	294,681
Purchases of securities available for sale	(2,527,272)	(2,371,954)	(1,010,805)
Proceeds from maturities of securities held to maturity	116,536	218,205	417,520
Purchases of securities held to maturity	(338,089)	(20,884)	(183,626)
Net redemptions (purchases) of Federal Home Loan Bank stock	52,535	(12,868)	(35,151)
Net (increase) decrease in short-term investments	(2,496,849)	(1,223,557)	281,251
Proceeds from sale of loans and leases	22,485	328,958	112,048
Net (increase) decrease in loans	670,958	(1,296,136)	(555,008)
Purchases of life insurance contracts	(75,000)	—	(32,788)
Proceeds from surrender of life insurance contracts	44,045	—	—
Purchases of property and equipment	(23,541)	(37,869)	(42,716)
Proceeds from sales of other real estate	15,527	17,923	30,658
Cash acquired in stock-based business combination	—	—	28,059
Consideration paid in business combination	—	—	(1,112)
Other, net	42,267	7,071	(30,446)
Net cash used in investing activities	(3,224,584)	(3,177,472)	(459,022)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	2,768,020	3,894,302	(627,557)
Net increase (decrease) in short-term borrowings	(2,452)	(1,047,359)	1,058,748
Repayments of long-term debt	(153,444)	(308)	(14,222)
Issuance of long-term debt, net of issuance costs	22,388	166,425	20,846
Dividends paid	(95,927)	(95,605)	(94,871)
Payroll tax remitted on net share settlement of equity awards	(7,364)	(4,530)	(6,295)
Cash (received) paid under accelerated share repurchase agreement	—	12,110	(185,000)
Other repurchases of common stock	(21,796)	(12,716)	—
Proceeds from exercise of stock options	492	—	542
Proceeds from dividend reinvestment and stock purchase plan	3,872	4,164	3,614
Net cash provided by financing activities	2,513,789	2,916,483	155,805
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(125,105)	94,202	48,732
CASH AND DUE FROM BANKS, BEGINNING	526,306	432,104	383,372
CASH AND DUE FROM BANKS, ENDING	$401,201	$526,306	$432,104

SUPPLEMENTAL INFORMATION
Income taxes paid	$122,594	$17,465	$28,288
Interest paid	49,995	121,343	232,456

SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$2,806	$6,420	$21,285

See accompanying notes to consolidated financial statements.

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

DESCRIPTION OF BUSINESS

Hancock Whitney Corporation (the “Company”) is a financial services company headquartered in Gulfport, Mississippi that is both a financial holding company and a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company provides a comprehensive network of full-service financial choices to customers primarily in the Gulf South region through its bank subsidiary, Hancock Whitney Bank (the “Bank”), a Mississippi state bank.  The Bank offers a broad range of traditional and online banking services to commercial, small business and retail customers, providing a variety of transaction and savings deposit products, treasury management services, secured and unsecured loan products (including revolving credit facilities), and letters of credit and similar financial guarantees. The Bank also provides trust and investment management services to retirement plans, corporations and individuals. The Company also offers investment brokerage services through its broker-dealer subsidiary, Hancock Whitney Investment Services, Inc., a nonbank subsidiary of the holding company. The Company primarily operates across the Gulf South region, including southern and central Mississippi; southern and central Alabama; southern, central and northwest Louisiana; the northern, central, and panhandle regions of Florida; and the certain areas of east and northeast Texas including Houston, Beaumont, Dallas and San Antonio, among others. In addition, the Company operates a loan production office in Nashville, Tennessee.

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

The Company reassesses the potential for credit losses at each reporting period and records subsequent changes in the allowance for credit losses on securities with a corresponding adjustment recorded in the provision for credit loss expense. If the Company intends to sell the debt security, or more likely than not will be required to sell the security before recovery of its amortized cost basis, the security is charged down to fair value against the allowance for credit losses, with any incremental impairment reported in earnings. Prior to the adoption of CECL on January 1, 2020, declines in value judged to be other than temporary were reported net as a component of noninterest income. There were no such losses 2019.

Loans

Loans Held for Sale

Residential mortgage loans originated for sale are classified as loans held for sale in the consolidated balance sheets. Beginning in the second quarter of 2021, the Company generally elects the fair value option on funded residential mortgage loans originated for sale that are associated with forward sales contracts. For mortgage loans for which the Company has elected the fair value option, gains and losses are included in noninterest income within secondary mortgage market operations.

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

Under the transition provisions for application of CECL, the Company has classified all purchased credit impaired loans (“PCI”) previously accounted for under Financial Accounting Standard Subtopic 310-30 to be classified as PCD, without reassessing whether the financial assets meet the criteria of PCD as of the date of adoption. The application of these provisions resulted in an adjustment to the amortized cost basis of the financial asset to reflect the addition of the allowance for credit losses at the date of adoption. The Company elected not to maintain pools of loans accounted for under Subtopic 310-30 at adoption. The Company was also not required to reassess whether modifications to individual acquired financial assets accounted for in pools were troubled debt restructurings as of the date of adoption. The noncredit discount, after the adjustment for the allowance for credit losses, is accreted to interest income using the interest method based on the effective interest rate determined at the adoption date.

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

The Consolidated Appropriations Act, 2021 extended to January 1, 2022 the relief provided by Section 4013 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act from the accounting and disclosure requirements of ASC 310-40 for loan modifications that are made by financial institutions in response to the COVID-19 pandemic if the borrower was not more than 30 days past due as of December 31, 2019, and the modifications are related to arrangements that defer or delay the payment of principal or interest, or change the interest rate on the loan.

Allowance for Credit Losses

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

The analysis and methodology for estimating the ACL includes two primary elements: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated for credit loss. For the collective approach, the Company segments loans into commercial non-real estate, commercial real estate – owner occupied, commercial real estate – income producing, construction and land development, residential mortgage and consumer, with further segmentation by region and sub-portfolio, as deemed appropriate. Both quantitative and qualitative factors are applied at the portfolio segment levels. The Company applies the practical expedient that permits the exclusion of the accrued interest receivable balance from amortized cost basis of financing receivables for all classes of loans as our nonaccrual policy results in the timely write-off of interest accrued but uncollected.

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

Secondary Mortgage Market Operations

Secondary mortgage market operations revenue is primarily comprised of service release premiums earned on the sale of closed-end mortgage loans to other financial institutions or government agencies that are recognized in revenue as each sales transaction occurs. This revenue line item also includes derivative income associated with our mortgage banking operations. Refer to Note 11 – Derivatives for a discussion of these derivative instruments.

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

Other Miscellaneous Income

Other miscellaneous income represents a variety of revenue streams, including safe deposit box income, wire transfer fees, syndication fees, gains or losses on sales of assets, and any other income not reflected above.  Income is recorded once the performance obligation is satisfied, generally on the accrual basis or on a cash basis if not material and/or considered constrained.

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

Reportable Segment Disclosures

U.S. GAAP require that information be reported about a company’s operating segments using a “management approach.” Reportable segments are identified in these standards as those revenue-producing components for which discrete financial information is produced internally and which are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. The Company’s stated strategy is to provide a consistent package of banking products and services throughout a coherent market area; as such, the Company has identified its overall banking operations as its only reportable segment. Because the overall banking operations comprise substantially all of the Company’s consolidated operations, no separate segment disclosures are presented.

Other

Assets held by the Bank in a fiduciary capacity are not assets of the Bank and are not included in the Consolidated Balance Sheets.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2021

In August 2021, the FASB issued Accounting Standards Update (“ASU”) 2021-06, “Presentation of Financial Statements (Topic 205), Financial Services – Depository and Lending (Topic 942) and Financial Services – Investment Companies (Topic 946),” to reflect the issuance of SEC Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, and No. 33-10835, Update of Statistical Disclosures for Bank and Savings and Loan Registrants. The Company is required to comply with the rules set forth in SEC Release No. 33-10835 for fiscal years ending on or after December 31, 2021, with voluntary early compliance permitted. The Company early adopted the rules set forth in SEC Release No. 33-10786 in its December 31, 2020 Form 10-K and, therefore, was in compliance with this ASU upon its issuance.

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

In October 2020, the FASB issued ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables- Nonrefundable Fees and Other Costs,” to clarify that an entity should reevaluate whether a callable debt security is within the scope of paragraph 310-20-35-33 for each reporting period. Securities within the scope of this paragraph are those that have explicit, noncontingent call options that are callable at fixed prices and on preset dates at prices less than the amortized cost basis of the security. Whether a security is subject to this paragraph may change depending on the amortized cost basis of the security and the terms of the next call option. For instruments that fall within the scope, the premium should be amortized to the next call date, which is defined as the first date at which a call option at a specified price becomes exercisable. Once the next call date has passed, the next call date after that (if applicable) is the date at which the next call option at a specified price becomes exercisable, and, if there is no remaining premium or if there are no further call dates, the effective yield should be reset using the payment terms of the debt security. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, and entities should apply the amendments in the update on a prospective basis for existing and newly purchased callable debt securities. The Company assessed its bond portfolio upon adoption and determined that there were no bonds with premium calls at such dates. The Company evaluates its bond portfolio at each interim and annual reporting date to determine if any instruments fall within the scope of paragraph 310-20-35-33.

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

Significant Accounting Standard Adopted in 2020

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The ASU, more commonly referred to as Current Expected Credit Losses, or CECL, along with several subsequently issued related amendments, were codified as ASC 326. The provisions of ASC 326, which supersede the incurred loss methodology prescribed by ASC 310, require the measurement of expected credit losses over the life of financial assets based on historical experience, current conditions, and reasonable and supportable forecasts. As such, financial institutions and other organizations are required to use forward-looking information to inform their credit loss estimates. Many of the loss estimation techniques prescribed by previous guidance are still permitted, although the inputs to those techniques have changed to reflect the full amount of expected credit losses for the estimated remaining life of the instrument. An entity uses judgment to determine which loss estimation methods are appropriate for its circumstances. In addition, ASC 326 amends the accounting for credit losses on both held to maturity and available for sale debt securities and purchased financial assets with credit deterioration.

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

Note 2. Securities

The following tables set forth the amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities classified as available for sale and held to maturity at December 31, 2021 and 2020. Amortized cost of securities does not include accrued interest which is reflected in the accrued interest line item on the consolidated balance sheets totaling $25.5 million and $24.4 million at December 31, 2021 and December 31, 2020, respectively.

Securities Available for Sale
	December 31, 2021				December 31, 2020
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$420,857	$3,781	$5,340	$419,298	$207,365	$6,289	$284	$213,370
Municipal obligations	304,536	13,184	3,562	314,158	309,342	17,536	153	326,725
Residential mortgage-backed securities	3,056,763	29,158	50,123	3,035,798	2,560,249	69,570	8	2,629,811
Commercial mortgage-backed securities	3,064,828	61,645	48,614	3,077,859	2,323,306	135,516	3,288	2,455,534
Collateralized mortgage obligations	119,046	1,837	—	120,883	354,472	7,651	—	362,123
Corporate debt securities	18,500	210	8	18,702	11,500	264	—	11,764
	$6,984,530	$109,815	$107,647	$6,986,698	$5,766,234	$236,826	$3,733	$5,999,327

Securities Held to Maturity
	December 31, 2021				December 31, 2020
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$14,857	$—	$20	$14,837	$—	$—	$—	$-
Municipal obligations	621,405	37,941	205	659,141	627,019	51,408	2	678,425
Residential mortgage-backed securities	268,907	682	1,499	268,090	21,951	1,469	—	23,420
Commercial mortgage-backed securities	603,156	28,679	669	631,166	549,686	54,587	—	604,273
Collateralized mortgage obligations	57,426	822	—	58,248	158,514	2,949	—	161,463
	$1,565,751	$68,124	$2,393	$1,631,482	$1,357,170	$110,413	$2	$1,467,581

The Company held no securities classified as trading at December 31, 2021 or 2020.

The following tables present the amortized cost and fair value of debt securities at December 31, 2021 by contractual maturity. Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateral mortgage obligations.

(in thousands)	Amortized Cost	Fair Value
Debt Securities Available for Sale
Due in one year or less	$2,387	$2,403
Due after one year through five years	669,087	696,513
Due after five years through ten years	2,995,387	3,002,023
Due after ten years	3,317,669	3,285,759
Total available for sale debt securities	$6,984,530	$6,986,698

(in thousands)	Amortized Cost	Fair Value
Debt Securities Held to Maturity
Due in one year or less	$11,225	$11,311
Due after one year through five years	361,412	377,421
Due after five years through ten years	618,557	650,531
Due after ten years	574,557	592,219
Total held to maturity debt securities	$1,565,751	$1,631,482

The following table presents the proceeds from, gross gains on, and gross losses on sales of securities during the years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Proceeds	$198,681	$211,919	$268,413
Gross gains	1,649	1,984	—
Gross losses	1,316	1,496	—

Securities with carrying values totaling approximately $4.0 billion at December 31, 2021 and $3.4 billion at December 31, 2020 were pledged, primarily to secure public deposits or securities sold under agreements to repurchase.

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

The details for securities classified as available for sale with unrealized losses at December 31, 2021 follow.

Available for sale
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$198,318	$2,305	$63,534	$3,035	$261,852	$5,340
Municipal obligations	43,021	2,372	25,126	1,190	68,147	3,562
Residential mortgage-backed securities	1,293,179	20,581	819,596	29,541	2,112,775	50,122
Commercial mortgage-backed securities	786,206	14,819	665,687	33,796	1,451,893	48,615
Collateralized mortgage obligations	—	—	—	—	—	—
Corporate debt securities	6,992	8	—	—	6,992	8
.	$2,327,716	$40,085	$1,573,943	$67,562	$3,901,659	$107,647

The details for securities classified as available for sale with unrealized losses at December 31, 2020 follow.

Available for sale
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$35,845	$284	$—	$—	$35,845	$284
Municipal obligations	30,170	153	—	—	30,170	153
Residential mortgage-backed securities	530	2	760	6	1,290	8
Commercial mortgage-backed securities	446,190	3,288	—	—	446,190	3,288
Collateralized mortgage obligations	70	—	—	—	70	—
Corporate debt securities	2,000	—	—	—	2,000	—
	$514,805	$3,727	$760	$6	$515,565	$3,733

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

The fair value and gross unrealized losses for securities classified as held to maturity with unrealized losses at December 31, 2021 follow.

Held to maturity
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$14,837	$20	$—	$—	$14,837	$20
Municipal obligations	7,795	205	—	—	7,795	205
Residential mortgage-backed securities	253,661	1,499	—	—	253,661	1,499
Commercial mortgage-backed securities	56,366	205	11,837	464	68,203	669
Collateralized mortgage obligations	—	—	—	—	—	—
	$332,659	$1,929	$11,837	$464	$344,496	$2,393

The fair value and gross unrealized losses for securities classified as held to maturity with unrealized losses at December 31, 2020 follow.

Held to maturity
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	$—	$—	$—	$—	$—
Municipal obligations	—	—	2,381	2	2,381	2
Residential mortgage-backed securities	—	—	—	—	—	—
Commercial mortgage-backed securities	—	—	—	—	—	—
Collateralized mortgage obligations	—	—	—	—	—	—
	$—	$—	$2,381	$2	$2,381	$2

At December 31, 2021 and 2020, the Company had 142 and 28 securities, respectively, with market values below their cost basis. None of the unrealized losses relate to the marketability of the securities or the issuers’ abilities to meet contractual obligations. In all cases, the indicated impairment on these debt securities would be recovered no later than the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. The unrealized losses were been deemed to be non-credit related at December 31, 2021 and 2020. As noted above, no allowance for credit loss was recorded as of December 31, 2021 or 2020. The Company has adequate liquidity and, therefore, does not plan to and, more likely than not, will not be required to sell these securities before recovery of the indicated impairment.

Note 3. Loans and Allowance for Credit Losses

The Company generally makes loans in its market areas of south and central Mississippi; southern and central Alabama; northwest, central and south Louisiana; the northern, central and panhandle regions of Florida; and certain areas of east and northeast Texas, including Houston, Beaumont, Dallas and San Antonio; and Nashville, Tennessee.

Loans, net of unearned income by portfolio are presented at amortized cost basis in the table below. Amortized cost does not include accrued interest, which is reflected in the accrued interest line item in the Consolidated Balance Sheets, totaling $67.8 million and $76.2 million at December 31, 2021 and 2020, respectively. Included in commercial non-real estate loans at December 31, 2021 and 2020 was $531.1 million and $2.0 billion, respectively, of Paycheck Protection Program loans. The following table presents loans, net of unearned income, by portfolio class at December 31, 2021 and 2020:

(in thousands)	2021	2020
Commercial non-real estate	$9,612,460	$9,986,983
Commercial real estate - owner occupied	2,821,246	2,857,445
Total commercial and industrial	12,433,706	12,844,428
Commercial real estate - income producing	3,464,626	3,357,939
Construction and land development	1,228,670	1,065,057
Residential mortgages	2,423,890	2,665,212
Consumer	1,583,390	1,857,295
Total loans	$21,134,282	$21,789,931

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

Commercial non-real estate loans also include loans made under the Small Business Administration’s (SBA) Paycheck Protection Program (PPP). PPP loans are guaranteed by the SBA and are forgivable to the debtor upon satisfaction of certain criteria. The loans bear interest at 1% per annum and have two or five year terms, depending on the date of origination. These loans also earn an origination fee of 1%, 3%, or 5%, depending on the loan size, which is deferred and amortized over the estimated life of the loan using the effective yield method.

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

The Bank makes loans in the normal course of business to directors and executive officers of the Company and the Bank and to their associates. Loans to such related parties are made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk of collectability when originated. Balances of loans to the Company’s directors, executive officers and their associates at December 31, 2021 and 2020 were approximately $62.9 million and $11.6 million, respectively. Related party loan activity in 2021 reflect new loans of $3.1 million, repayments of $3.0 million and the addition of an existing $51.0 million loan whose borrower is a director appointed in 2021.

The Bank has a line of credit with the Federal Home Loan Bank of Dallas that is secured by blanket pledges of certain qualifying loan types. The Bank had borrowings on this line of  $1.1 billion at both December 31, 2021 and 2020.

The following schedules show activity in the allowance for credit losses by portfolio class for the years ended December 31, 2021 and 2020, as well as the corresponding recorded investment in loans at December 31, 2021 and 2020. Effective January 1, 2020, the Company adopted the provisions of ASC 326 (CECL) using a modified retrospective basis. The difference between the December 31, 2019 incurred allowance and the CECL allowance is reflected as a cumulative effect of change in accounting principle in the table below. For further discussion of the day one impact of the CECL adoption, refer to Note 1 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements.

	Commercial Non-Real Estate	Commercial Real Estate- Owner Occupied	Total Commercial and Industrial	Commercial Real Estate- Income Producing	Construction and Land Development	Residential Mortgages	Consumer	Total
(in thousands)	Year Ended December 31, 2021
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$149,693	$69,134	$218,827	$109,474	$26,462	$48,842	$46,572	$450,177
Charge-offs	(33,523)	(3,179)	(36,702)	(425)	(274)	(713)	(12,722)	(50,836)
Recoveries	8,985	642	9,627	105	2,172	1,459	6,282	19,645
Net provision for loan losses	(29,267)	(13,164)	(42,431)	(1,096)	(6,258)	(18,965)	(8,171)	(76,921)
Ending balance - allowance for loan losses	$95,888	$53,433	$149,321	$108,058	$22,102	$30,623	$31,961	$342,065
Reserve for unfunded lending commitments:
Beginning balance	$4,529	$381	$4,910	$1,099	$22,694	$19	$1,185	$29,907
Provision for losses on unfunded commitments	(7)	(58)	(65)	595	(787)	3	(319)	(573)
Ending balance - reserve for unfunded lending commitments	$4,522	$323	$4,845	$1,694	$21,907	$22	$866	$29,334
Total allowance for credit losses	$100,410	$53,756	$154,166	$109,752	$44,009	$30,645	$32,827	$371,399
Allowance for loan losses:
Individually evaluated	$177	$94	$271	$20	$20	$408	$184	$903
Collectively evaluated	95,711	53,339	149,050	108,038	22,082	30,215	31,777	341,162
Allowance for loan losses	$95,888	$53,433	$149,321	$108,058	$22,102	$30,623	$31,961	$342,065
Reserve for unfunded lending commitments:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	4,522	323	4,845	1,694	21,907	22	866	29,334
Reserve for unfunded lending commitments:	$4,522	$323	$4,845	$1,694	$21,907	$22	$866	$29,334
Total allowance for credit losses	$100,410	$53,756	$154,166	$109,752	$44,009	$30,645	$32,827	$371,399
Loans:
Individually evaluated for impairment	$3,431	$2,546	$5,977	$5,288	$125	$5,260	$1,232	$17,882
Collectively evaluated for impairment	9,609,029	2,818,700	12,427,729	3,459,338	1,228,545	2,418,630	1,582,158	21,116,400
Total loans	$9,612,460	$2,821,246	$12,433,706	$3,464,626	$1,228,670	$2,423,890	$1,583,390	$21,134,282

	Commercial Non-Real Estate	Commercial Real Estate- Owner Occupied	Total Commercial and Industrial	Commercial Real Estate- Income Producing	Construction and Land Development	Residential Mortgages	Consumer	Total
(in thousands)	Year Ended December 31, 2020
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$106,432	$10,977	$117,409	$20,869	$9,350	$20,331	$23,292	$191,251
Cumulative effect of change in accounting principle	(244)	14,877	14,633	7,287	7,478	12,921	7,092	49,411
Charge-offs	(387,172)	(1,828)	(389,000)	(2,512)	(400)	(326)	(17,219)	(409,457)
Recoveries	6,032	763	6,795	46	846	1,400	5,584	14,671
Net provision for loan losses	424,645	44,345	468,990	83,784	9,188	14,516	27,823	604,301
Ending balance - allowance for loan losses	$149,693	$69,134	$218,827	$109,474	$26,462	$48,842	$46,572	$450,177
Reserve for unfunded lending commitments:
Beginning balance	$3,974	$—	$3,974	$—	$—	$—	$—	$3,974
Cumulative effect of change in accounting principle	5,772	288	6,060	449	15,658	17	5,146	27,330
Provision for losses on unfunded commitments	(5,217)	93	(5,124)	650	7,036	2	(3,961)	(1,397)
Ending balance - reserve for unfunded lending commitments	$4,529	$381	$4,910	$1,099	$22,694	$19	$1,185	$29,907
Total allowance for credit losses	$154,222	$69,515	$223,737	$110,573	$49,156	$48,861	$47,757	$480,084
Allowance for loan losses:
Individually evaluated	$11,517	$1,236	$12,753	$44	$22	$546	$515	$13,880
Collectively evaluated	138,176	67,898	206,074	109,430	26,440	48,296	46,057	436,297
Allowance for loan losses	$149,693	$69,134	$218,827	$109,474	$26,462	$48,842	$46,572	$450,177
Reserve for unfunded lending commitments:
Individually evaluated	$241	$—	$241	$—	$—	$—	$—	$241
Collectively evaluated	4,288	381	4,669	1,099	22,694	19	1,185	29,666
Reserve for unfunded lending commitments:	$4,529	$381	$4,910	$1,099	$22,694	$19	$1,185	$29,907
Total allowance for credit losses	$154,222	$69,515	$223,737	$110,573	$49,156	$48,861	$47,757	$480,084
Loans:
Individually evaluated for impairment	$43,775	$10,206	$53,981	$4,542	$1,250	$5,850	$2,521	$68,144
Collectively evaluated for impairment	9,943,208	2,847,239	12,790,447	3,353,397	1,063,807	2,659,362	1,854,774	21,721,787
Total loans	$9,986,983	$2,857,445	$12,844,428	$3,357,939	$1,065,057	$2,665,212	$1,857,295	$21,789,931

The calculation of the allowance for credit losses is performed using two primary approaches: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated. The allowance for credit losses for collectively evaluated portfolios is developed using multiple Moody’s Analytics (“Moody’s”) macroeconomic forecasts applied to internally developed credit models for a two year reasonable and supportable period. These forecasts are anchored on a baseline economic forecast, which Moody’s defines as the “most likely outcome” based on current conditions and its view of where the economy is headed. The baseline scenario is positioned at the 50th percentile of possible outcomes. Several upside and downside alternative scenarios are also derived from that baseline scenario and considered when assessing reasonably possible outcomes.

In arriving at the allowance for credit losses at December 31, 2021, the Company weighted Moody’s December 2021 baseline economic forecast at 40% and the slower near-term growth S-2 scenario at 60%. The outlook reflected in the December 2021 economic scenarios have improved significantly compared to 2020, with widely available vaccines, lifting of most restrictions on movement and general improvement across most economic variables. The S-2 scenario assumes a more subdued growth compared to the baseline, primarily as a result of lesser efficacy of vaccines against variants of the coronavirus, prolonged labor shortages and global supply chain disruption and reduction or delay stimulus due to disagreements in Congress. The weighting of the S-2 scenario more heavily than the baseline scenario reflects the emergence of the Omicron variant of the coronavirus and the delay of the stimulus bill, both of which were not reflected in the baseline scenario. The decrease in the allowance for credit loss was across all portfolios at December 31, 2021 compared to December 31, 2020, and reflects the improvements in current and forecasted economic conditions and in the Company’s credit quality metrics.

The increase in the allowance for credit losses at December 31, 2020 as compared to December 31, 2019 reflects both the $76.7 million cumulative effect adjustment recorded upon adoption of CECL, and the impact of the economic shutdown in response to the COVID-19 pandemic and the sustained volatility of oil prices. In arriving at the allowance for credit losses at December 31, 2020, the Company weighted the baseline economic forecast at 65%, the downside slower near-term growth scenario S-2 at 25%, and the recessionary scenario S-3 at 10%.

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

Nonaccrual Loans and Loans Modified in Troubled Debt Restructurings

The following table shows the composition of nonaccrual loans and those without an allowance for loan loss, by portfolio class.

	December 31,
	2021		2020
(in thousands)	Total nonaccrual	Nonaccrual without allowance for loan loss	Total nonaccrual	Nonaccrual without allowance for loan loss
Commercial non-real estate	$6,974	$1,264	$52,836	$15,268
Commercial real estate - owner occupied	4,921	729	13,856	7,038
Total commercial and industrial	11,895	1,993	66,692	22,306
Commercial real estate - income producing	5,458	5,207	6,743	—
Construction and land development	844	—	2,486	1,116
Residential mortgages	25,439	1,997	40,573	1,705
Consumer	11,887	48	23,385	—
Total loans	$55,523	$9,245	$139,879	$25,127

Nonaccrual loans include nonaccruing loans modified in troubled debt restructurings (TDRs) of $6.8 million and $21.6 million, at December 31, 2021 and 2020, respectively. Total TDRs, both accruing and nonaccruing, were $10.6 million at December 31, 2021 and $25.8 million at December 31, 2020. All TDRs are individually evaluated for credit loss.

The table below presents detail by portfolio class TDRs that were modified during the years ended December 31, 2021, 2020 and 2019. All such loans are individually evaluated for credit loss.

	Years Ended
($ in thousands)	2021			2020			2018
		Outstanding Recorded Investment			Outstanding Recorded Investment			Outstanding Recorded Investment
Troubled Debt Restructurings:	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Commercial non-real estate	4	$7,232	$7,232	3	$745	$745	13	$64,051	$57,240
Commercial real estate - owner occupied	—	—	—	1	297	297	1	167	167
Total commercial and industrial	4	7,232	7,232	4	1,042	1,042	14	64,218	57,407
Commercial real estate - income producing	—	—	—	—	—	—	1	123	123
Construction and land development	—	—	—	1	15	15	3	323	323
Residential mortgages	6	1,489	1,512	15	3,424	3,424	21	3,286	3,286
Consumer	4	86	86	6	89	89	10	168	168
Total loans	14	$8,807	$8,830	26	$4,570	$4,570	49	$68,118	$61,307

The TDRs modified during the year ended December 31, 2021 reflected in the table above include $7.1 million of loans with extended amortization terms or other payment concessions, $0.5 million with reduced interest rates, and $1.2 million with other modifications.  The TDRs modified during the year ended December 31, 2020 include $1.0 million of loans with extended amortization terms or other payment concessions, $1.1 million with reduced interest rate, $0.4 million of loans with significant covenant waivers, and $2.1 million with other modifications. The TDRs modified during the year ended December 31, 2019 include $18.7 million of loans with extended terms or other payment concessions, $41.3 million of loans with significant covenant waivers, and $8.1 million of other modifications. In addition, the Company received approximately $6.8 million of equity securities of one commercial non-real estate borrower in satisfaction of a portion of its debt.

At December 31, 2021, the Company had no unfunded commitments to borrowers whose loan terms had been modified in TDRs and approximately $4.6 million at December 31, 2020.

During the year ended December 31, 2021, one residential mortgage loan totaling $0.6 million that was defaulted upon had been modified in a TDR in the preceding twelve months. During the year ended December 31, 2020, loans defaulted upon that had been modified in a TDR in the preceding twelve months were as follows: two commercial non real estate loans totaling $13.4 million, two residential mortgage loans totaling $0.8 million and one consumer loan totaling less than $0.1 million. During the year ended December 31, 2019, there were no loans defaulted upon that had been modified in a TDR in the preceding twelve months.

The TDR disclosures above do not include loans eligible for exclusion from TDR assessment under Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). Eligible modification must be related to COVID-19, executed on a loan that was not more than 30 days past due as of December 31, 2019 and executed between March 1, 2020 and December 31, 2020. This exclusion relief was extended to January 1, 2022 by the Consolidated Appropriations Act, 2021. These loans are reported in the aging analysis that follows based on the modified terms.

Aging Analysis

The tables below present the aging analysis of past due loans by portfolio class at December 31, 2021 and 2020.

December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days past due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
(in thousands)
Commercial non-real estate	$8,381	$3,123	$7,041	$18,545	$9,593,915	$9,612,460	$2,818
Commercial real estate - owner occupied	704	653	1,563	2,920	2,818,326	2,821,246	142
Total commercial and industrial	9,085	3,776	8,604	21,465	12,412,241	12,433,706	2,960
Commercial real estate - income producing	281	107	5,307	5,695	3,458,931	3,464,626	—
Construction and land development	2,624	1,022	587	4,233	1,224,437	1,228,670	83
Residential mortgages	23,306	4,638	15,339	43,283	2,380,607	2,423,890	310
Consumer	6,806	2,805	7,447	17,058	1,566,332	1,583,390	2,171
Total loans	$42,102	$12,348	$37,284	$91,734	$21,042,548	$21,134,282	$5,524

December 31, 2020	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
(in thousands)
Commercial non-real estate	$7,963	$2,564	$39,530	$50,057	$9,936,926	$9,986,983	$583
Commercial real estate - owner occupied	1,525	753	13,663	15,941	2,841,504	2,857,445	955
Total commercial and industrial	9,488	3,317	53,193	65,998	12,778,430	12,844,428	1,538
Commercial real estate - income producing	1,494	798	5,744	8,036	3,349,903	3,357,939	182
Construction and land development	4,168	284	2,001	6,453	1,058,604	1,065,057	—
Residential mortgages	29,319	9,858	27,886	67,063	2,598,149	2,665,212	912
Consumer	12,215	5,012	11,714	28,941	1,828,354	1,857,295	729
Total loans	$56,684	$19,269	$100,538	$176,491	$21,613,440	$21,789,931	$3,361

Credit Quality Indicators

The following tables present the credit quality indicators by segment and portfolio class of loans at December 31, 2021 and December 31, 2020.

	December 31, 2021
(in thousands)	Commercial Non- Real Estate	Commercial Real Estate - Owner Occupied	Total Commercial and Industrial	Commercial Real Estate - Income Producing	Construction and Land Development	Total Commercial
Grade:
Pass	$9,279,719	$2,650,399	$11,930,118	$3,373,099	$1,216,177	$16,519,394
Pass-Watch	157,815	86,133	243,948	67,157	9,289	320,394
Special Mention	43,344	23,377	66,721	4,466	1,909	73,096
Substandard	131,582	61,337	192,919	19,904	1,295	214,118
Doubtful	—	—	—	—	—	—
Total	$9,612,460	$2,821,246	$12,433,706	$3,464,626	$1,228,670	$17,127,002

	December 31, 2020
(in thousands)	Commercial Non- Real Estate	Commercial Real Estate - Owner Occupied	Total Commercial and Industrial	Commercial Real Estate - Income Producing	Construction and Land Development	Total Commercial
Grade:
Pass	$9,439,264	$2,641,423	$12,080,687	$3,219,155	$1,033,060	$16,332,902
Pass-Watch	314,739	114,358	429,097	89,968	22,820	541,885
Special Mention	79,613	46,239	125,852	5,989	5,751	137,592
Substandard	153,367	55,425	208,792	42,827	3,426	255,045
Doubtful	—	—	—	—	—	—
Total	$9,986,983	$2,857,445	$12,844,428	$3,357,939	$1,065,057	$17,267,424

	December 31, 2021			December 31, 2020
(in thousands)	Residential Mortgage	Consumer	Total	Residential Mortgage	Consumer	Total
Performing	$2,396,282	$1,570,516	$3,966,798	$2,622,422	$1,832,885	$4,455,307
Nonperforming	27,608	12,874	40,482	42,790	24,410	67,200
Total	$2,423,890	$1,583,390	$4,007,280	$2,665,212	$1,857,295	$4,522,507

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

Vintage Analysis

The following tables present credit quality disclosures of amortized cost by segment and vintage for term loans and by revolving and revolving converted to amortizing at December 31, 2021 and 2020. The Company defines vintage as the later of origination, renewal or restructure date.

	Term Loans
	Amortized Cost Basis by Origination Year
	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial Loans:
Pass	$4,946,459	$3,008,160	$2,035,849	$1,212,306	$937,639	$1,296,382	$3,002,064	$80,535	$16,519,394
Pass-Watch	68,421	19,467	31,598	45,846	27,188	69,310	52,850	5,714	320,394
Special Mention	17,536	2,683	10,296	12,410	10,669	3,656	9,603	6,243	73,096
Substandard	43,895	43,494	36,763	14,664	28,337	16,125	20,358	10,482	214,118
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$5,076,311	$3,073,804	$2,114,506	$1,285,226	$1,003,833	$1,385,473	$3,084,875	$102,974	$17,127,002
Residential Mortgage and Consumer Loans:
Performing	$580,813	$467,497	$355,833	$223,494	$320,344	$892,361	$1,120,461	$5,995	3,966,798
Nonperforming	565	951	2,018	4,465	4,719	24,365	1,432	1,967	40,482
Total Consumer Loans	$581,378	$468,448	$357,851	$227,959	$325,063	$916,726	$1,121,893	$7,962	$4,007,280

	Term Loans
	Amortized Cost Basis by Origination Year
	2020	2019	2018	2017	2016	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial Loans:
Pass	$5,673,370	$2,819,696	$1,740,784	$1,391,140	$960,094	$1,231,913	$2,420,058	$95,847	$16,332,902
Pass-Watch	115,555	96,473	50,475	42,877	58,331	84,363	74,629	19,182	541,885
Special Mention	3,196	27,157	21,074	30,872	28,933	4,146	18,626	3,588	137,592
Substandard	75,461	33,844	20,527	35,383	15,071	36,589	30,162	8,008	255,045
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$5,867,582	$2,977,170	$1,832,860	$1,500,272	$1,062,429	$1,357,011	$2,543,475	$126,625	$17,267,424
Residential Mortgage and Consumer Loans:
Performing	$438,831	$504,124	$437,518	$560,347	$501,018	$816,567	$1,190,775	$6,127	4,455,307
Nonperforming	1,466	3,781	5,881	8,380	3,981	35,500	3,652	4,559	67,200
Total Consumer Loans	$440,297	$507,905	$443,399	$568,727	$504,999	$852,067	$1,194,427	$10,686	$4,522,507

Residential Mortgage Loans in Process of Foreclosure

Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. Included in loans are $4.4 million and $17.2 million of consumer loans secured by single family residential mortgage real estate that are in process of foreclosure as of December 31, 2021 and 2020, respectively. In addition to the single family residential real estate loans in process of foreclosure, the Company also held $2.4 million and $3.4 million of foreclosed single family residential properties in other real estate owned as of December 31, 2021 and 2020, respectively.

Loans Held for Sale

Loans held for sale totaled $93.1 million and $136.1 million, respectively, at December 31, 2021 and 2020. At December 31, 2021, residential mortgage loans carried at the fair value option totaled $41.0 million with an unpaid principal balance of $40.1 million. All other loans held for sale are carried at lower of cost or market.

Note 4. Property and Equipment

Property and equipment consisted of the following at December 31, 2021 and 2020:

	December 31,
(in thousands)	2021	2020
Land and land improvements	$68,353	$77,334
Buildings and leasehold improvements	320,308	341,542
Furniture, fixtures and equipment	116,429	118,027
Software	75,909	76,113
Assets under development	49,375	39,301
	630,374	652,317
Accumulated depreciation and amortization	(280,065)	(271,801)
Property and equipment, net	$350,309	$380,516

Assets under development is comprised primarily of software design and implementation costs.

Depreciation and amortization expense was $29.1 million, $30.1 million and $30.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.

Property and Equipment Held for Sale

Certain of the Company’s property and equipment meet the criteria to be classified as assets held for sale. The carrying values of such assets were $5.5 million and $1.6 million at December 31, 2021 and 2020, respectively, and were reported within Other Assets in the consolidated balance sheets. For more information on the Company’s policy for accounting for assets held for sale, refer to Note 1 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements.

Note 5. Operating Leases

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

The following tables present supplemental information pertaining to operating leases at and for the years ended December 31, 2021 and 2020.

	Year ended December 31,
(dollars in thousands)	2021	2020
Cash paid for amounts included in the measurement of lease liabilities for operating leases	$17,591	$16,617
Right of use assets obtained in exchange for lease liabilities	141	4,799

	December 31,
	2021	2020
Weighted average remaining lease term (in years)	12.56	12.90
Weighted average discount rate	3.37%	3.44%

The following table sets forth the maturities of the Company’s lease liabilities and the present value discount at December 31, 2021.

(dollars in thousands)
2022	$16,726
2023	15,318
2024	13,071
2025	12,480
2026	11,365
Thereafter	84,929
Total	$153,889
Present value discount	(31,810)
Lease liability	$122,079

The following table sets forth the components of the Company’s lease expense for the years ended December 31, 2021 and 2020.

	Years ended December 31,
(in thousands)	2021	2020
Operating lease expense	$17,757	$18,994
Short-term lease expense	135	165
Variable lease expense	105	97
Sublease income	(320)	(138)
Total	$17,677	$19,118

At December 31, 2021, the Company had not entered into any material leases that had not yet commenced.

Note 6. Goodwill and Other Intangible Assets

Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired or the excess of the fair value of the net liabilities assumed over the consideration received in a business combination. The carrying amount of goodwill was $855.5 million at both December 31, 2021 and 2020.

The Company completed its annual impairment test of goodwill as of September 30, 2021 by performing a qualitative (“Step Zero”) assessment.  The qualitative assessment involved the examination of changes in macroeconomic conditions, industry and market conditions, overall financial performance, cost factors and other relevant entity-specific events, including changes in management and other key personnel and changes in the share price of the Company’s common stock.  As a result of the assessment, the Company concluded that its goodwill was not impaired.

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

No goodwill impairment charges were recognized during the years ended December 31, 2021, 2020 or 2019.

Identifiable intangible assets with finite lives are amortized over the periods benefited and are evaluated for impairment similar to other long-lived assets. The purchase and carrying values of intangible assets subject to amortization at December 31, 2021 and 2020 were as follows:

	December 31, 2021
	Purchase	Accumulated	Carrying
(in thousands)	Value	Amortization	Value
Core deposit intangibles	$235,845	$188,135	$47,710
Credit card and trust relationships	49,962	27,446	22,516
	$285,807	$215,581	$70,226

	December 31, 2020
	Purchase	Accumulated	Carrying
(in thousands)	Value	Amortization	Value
Core deposit intangibles	$235,845	$173,830	$62,015
Credit card and trust relationships	49,962	25,085	24,877
Merchant processing relationships	10,000	10,000	—
	$295,807	$208,915	$86,892

Aggregate amortization expense by category of finite lived intangible assets for the years ended December 31, 2021, 2020, and 2019 is as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Core deposit intangibles	$14,304	$16,864	$17,132
Credit card and trust relationships	2,361	2,637	2,883
Merchant processing relationships	—	415	829
	$16,665	$19,916	$20,844

At December 31, 2021, the weighted-average remaining life of core deposit intangibles was approximately 9 years, and the weighted-average remaining life of other identifiable intangibles was approximately 14 years.

The following table shows estimated amortization expense of other intangible assets at December 31, 2021 for the five succeeding years and all years thereafter, calculated based on current amortization schedules.

(in thousands)
2022	$14,033
2023	11,557
2024	9,413
2025	7,985
2026	5,322
Thereafter	21,916
$70,226

Note 7. Other Assets

Significant balances included in Other Assets in the Consolidated Balance Sheets at December 31, 2021 and 2020 are presented below.

	December 31,
(in thousands)	2021	2020
Income tax receivable	$128,092	101,301
Derivative assets	75,867	$150,180
Derivative collateral	66,207	90,311
FHLB stock	52,743	104,708
Investments in Small Business Investment Companies and other	46,500	42,475
Investments in Low Income Housing Tax Credit entities	36,297	37,464
Other	42,032	41,891
Total	$447,738	$568,330

The Company invests in certain affordable housing project limited partnerships that are qualified low-income housing tax credit developments.  These investments are considered variable interest entities for which the Company is not the primary beneficiary and, therefore, are not consolidated.  The tax credits, when realized, will be reflected in the consolidated statements of income as a reduction of income tax expense. Excluding accumulated amortization, the Company’s investments in affordable housing limited partnerships totaled $37.5 million at both December 31, 2021 and 2020.

Note 8. Deposits

The following table presents a detail of deposits at December 31, 2021 and 2020:

	December 31,
(in thousands)	2021	2020
Noninterest-bearing deposits	$14,392,808	$12,199,750
Interest-bearing retail transaction and savings deposits	11,677,333	10,435,362
Interest-bearing public fund deposits
Public fund transaction and savings deposits	3,216,651	3,068,555
Public fund time deposits	77,956	166,381
Total interest-bearing public fund deposits	3,294,607	3,234,936
Retail time deposits	1,091,959	1,813,705
Brokered time deposits	9,190	14,124
Total interest-bearing deposits	16,073,089	15,498,127
Total deposits	$30,465,897	$27,697,877

The maturity of time deposits at December 31, 2021 follows.

(in thousands)
2022	$1,003,610
2023	120,786
2024	33,277
2025	8,012
2026	8,371
Thereafter	5,049
Total time deposits	$1,179,105

Certificates of deposit in amounts greater than or equal to $250,000 totaled approximately $378.6 million at December 31, 2021.

Note 9. Short-Term Borrowings

The following table presents information concerning short-term borrowings at and for the years ended December 31, 2021 and 2020:

	December 31,
(in thousands)	2021	2020
Federal funds purchased:
Amount outstanding at period end	$1,850	$300
Average amount outstanding during period	3,762	9,708
Maximum amount at any month end during period	4,400	330,330
Weighted-average interest at period end	0.15%	0.15%
Weighted-average interest rate during period	0.43%	1.15%
Securities sold under agreements to repurchase:
Amount outstanding at period end	$563,211	$567,213
Average amount outstanding during period	559,410	600,167
Maximum amount at any month end during period	643,403	806,645
Weighted-average interest at period end	0.05%	0.14%
Weighted-average interest rate during period	0.10%	0.24%
FHLB borrowings:
Amount outstanding at period end	$1,100,000	$1,100,000
Average amount outstanding during period	1,100,000	1,368,320
Maximum amount at any month end during period	1,100,000	2,110,000
Weighted-average interest at period end	0.49%	0.49%
Weighted-average interest rate during period	0.49%	0.62%

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

The $1.1 billion of FHLB borrowings at December 31, 2021 consists of five fixed rate notes maturing between 2034 and 2035, that are classified as short-term as the FHLB has the option to put (terminate) the advance prior to maturity.

Note 10. Long-Term Debt

At December 31, 2021 and 2020, long-term debt was comprised of the following:

	December 31,
(in thousands)	2021	2020
Subordinated notes payable, maturing June 2045	$—	$150,000
Subordinated notes payable, maturing June 2060	172,500	172,500
Other long-term debt	77,556	66,062
Less: unamortized debt issuance costs	(5,836)	(10,240)
Total long-term debt	$244,220	$378,322

The following table sets forth unamortized debt issuance costs associated with the respective debt instruments at December 31, 2021:

		Unamortized
		Debt
		Issuance
(in thousands)	Principal	Costs
Subordinated notes payable, maturing June 2060	172,500	5,836
Other long-term debt	77,556	—
Total	$250,056	$5,836

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional or contractual amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at December 31, 2021 and 2020.

		December 31, 2021			December 31, 2020
			Derivative (1)			Derivative (1)
(in thousands)	Type of Hedge	Notional or Contractual Amount	Assets	Liabilities	Notional or Contractual Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate loans	Cash Flow	$1,125,000	$5,884	$4,421	$1,175,000	$50,962	$—
Interest rate swaps - securities	Fair Value	1,837,650	22,138	10,690	1,158,150	6,686	18,920
		$2,962,650	$28,022	$15,111	$2,333,150	$57,648	$18,920
Derivatives not designated as hedging instruments:
Interest rate swaps	N/A	$5,193,991	$75,819	$75,861	$4,806,258	$145,517	$148,778
Risk participation agreements	N/A	217,437	11	35	216,511	35	108
Forward commitments to sell residential mortgage loans	N/A	46,739	1	645	310,458	19	3,211
Interest rate-lock commitments on residential mortgage loans	N/A	82,037	1,525	1	206,258	1,793	14
To Be Announced (TBA) securities	N/A	55,000	15	53	—	—	—
Foreign exchange forward contracts	N/A	48,364	778	758	58,822	2,816	2,785
Visa Class B derivative contract	N/A	43,439	—	4,116	43,565	—	5,645
		$5,687,007	$78,149	$81,469	$5,641,872	$150,180	$160,541
Total derivatives		$8,649,657	$106,171	$96,580	$7,975,022	$207,828	$179,461
Less: netting adjustments (2)			(30,304)	(61,534)		(57,648)	(124,204)
Total derivate assets/liabilities			75,867	35,046		150,180	55,257

(1)	Derivative assets and liabilities are reported in other assets or other liabilities, respectively, in the consolidated balance sheets.
(2)

Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty. See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans.  For each agreement, the Company receives interest at a fixed rate and pays at a variable rate. During the twelve months ended December 31, 2021, the Company terminated six cash flow hedges and received approximately $23.7 million, which was recorded as accumulated other comprehensive income and will be accreted into earnings through the original maturity dates of the respective contracts.  The notional amounts of the swap agreements in place at December 31, 2021 expire as follows: $475 million in 2022; $150 million in 2023; $250 million in 2026 and $250 million thereafter.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps on securities available for sale

The Company is party to forward-starting fixed payer swaps that convert the latter portion of the term of certain available for sale securities to a floating rate. These derivative instruments are designated as fair value hedges of interest rate risk. This strategy provides the Company with a fixed rate coupon during the front-end unhedged tenor of the bonds and results in a floating rate security during the back-end hedged tenor, with hedged start dates between August 2023 through August 2025, and maturity dates from December 2027 through March 2032. The fair value of the hedged item attributable to interest rate risk will be presented in interest income along with the fair value of the hedging instrument.

The majority of the hedged available for sale securities is a closed portfolio of pre-payable commercial mortgage backed securities. In accordance with ASC 815, prepayment risk may be excluded when measuring the change in fair value of such hedged items attributable to interest rate risk under the last-of-layer approach. At December 31, 2021, the amortized cost basis of the closed portfolio of pre-payable commercial mortgage backed securities totaled $2.0 billion. The amount that represents the hedged items was $1.8 billion and the basis adjustment associated with the hedged items totaled $12.1 million.

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

The contract includes a contingent accelerated termination clause based on the credit ratings of the Company. At December 31, 2021 and 2020, the fair value of the liability associated with this contract was $4.1 million and $5.6 million respectively. Refer to Note 20 – Fair Value of Financial Instruments for discussion of the valuation inputs and process for this derivative liability.

Effect of Derivative Instruments on the Statements of Income

The effects of derivative instruments on the consolidated statements of income for the years ended December 31, 2021, 2020, and 2019 are presented in the table below.

		Years Ended December 31,
Derivative Instruments:	Location of Gain (Loss) Recognized in the Statements of Income:	2021	2020	2019
Cash flow hedges:
Variable rate loans	Interest income - loans	$26,674	$17,351	$(4,255)
Fair value hedges:
Securities	Interest income - securities - taxable	(640)	8	1
Securities – termination	Noninterest income - securities transactions, net	2,499	—	—
Brokered deposits	Interest expense - deposits	—	46	(1,752)
Derivatives not designated as hedging:
Residential mortgage banking	Noninterest income - secondary mortgage market operations	1,568	—	—
Customer and all other instruments	Noninterest income - other noninterest income	13,477	12,814	12,958
Total gain		$43,578	$30,219	$6,952

Credit Risk-Related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as the downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. The Company is not in violation of any such provisions. The aggregate fair value of derivative instruments with credit risk-related contingent features that were in a net liability position at December 31, 2021 and 2020 was $49.4 million and $109.7 million, respectively, for which the Company had posted collateral of $15.0 million and $44.7 million, respectively.

Offsetting Assets and Liabilities

The Bank’s derivative instruments with certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero. Agreements with certain bilateral counterparties require both parties to maintain collateral in the event that the fair values of derivative instruments exceed established exposure thresholds. For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses. Offsetting information in regards to all derivative assets and liabilities, including accrued interest subject to these master netting agreements at December 31, 2021 and 2020 is presented in the following tables:

As of December 31, 2021
		Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Statement of Financial Position	Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$36,790	$(29,882)	$6,908	$6,908	$—	$—
Derivative Liabilities	$85,448	$(63,204)	$22,244	$6,908	$66,207	$(50,871)

As of December 31, 2020
		Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Position
(in thousands)	Gross Amounts Recognized	Statement of Financial Position	Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$61,529	$(58,660)	$2,869	$2,869	$—	$—
Derivative Liabilities	$171,275	$(126,434)	$44,841	$2,869	$90,312	$(48,340)

The Company has excess posted collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

Note 12. Stockholders’ Equity

Common Shares Outstanding

Common shares outstanding exclude treasury shares of 5.1 million and 4.5 million with a first-in-first-out cost basis of $175.8 million and $150.7 million at December 31, 2021 and 2020, respectively.  Shares outstanding also exclude unvested restricted share awards of 1.1 million and 1.7 million at December 31, 2021 and 2020, respectively.

Stock Buyback Programs

On April 22, 2021, the Company’s board of directors approved a stock buyback program whereby the Company is authorized to repurchase up to 4.3 million shares of its common stock through the program’s expiration date of December 31, 2022. The program allows the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions. The Company is not obligated to purchase any shares under this program, and the board of directors has the ability to terminate or amend the program at any time prior to the expiration date. During the year ended December 31, 2021, the Company repurchased 449,876 shares of its common stock at an average cost of $48.45 per share, inclusive of commissions.

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

Accumulated Other Comprehensive Income (Loss)

A roll forward of the components of AOCI is included as follows:

(in thousands)	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Cash Flow Hedges	Equity Method Investment	Total
Balance, December 31, 2018	$(50,125)	$(12,044)	$(110,247)	$(8,293)	$—	$(180,709)
Net change in unrealized gain (loss)	115,413	—	—	28,943	(434)	143,922
Reclassification of net gain (loss) realized and included in earnings	—	—	9,174	4,255	—	13,429
Valuation adjustments for employee benefit plans	—	—	2,398	—	—	2,398
Unrealized loss on securities transferred to available for sale	(13,236)	13,236	—	—	—	—
Amortization of unrealized net loss on securities transferred to held to maturity	—	3,153	—	—	—	3,153
Income tax expense	23,102	3,706	2,603	7,506	—	36,917
Balance, December 31, 2019	$28,950	$639	$(101,278)	$17,399	$(434)	$(54,724)
Net change in unrealized gain (loss)	183,441	—	—	45,831	(4,935)	224,337
Reclassification of net gain (loss) realized and included in earnings	—	—	6,368	(17,351)	—	(10,983)
Valuation adjustments for employee benefit plans	—	—	(37,451)	—	—	(37,451)
Amortization of unrealized net gain on securities transferred to held to maturity	—	(470)	—	—	—	(470)
Income tax expense (benefit)	41,167	(107)	(6,788)	6,368	—	40,640
Balance, December 31, 2020	$171,224	$276	$(125,573)	$39,511	$(5,369)	$80,069
Net change in unrealized gain (loss)	(208,760)	—	—	(3,258)	438	(211,580)
Reclassification of net gain (loss) realized and included in earnings	2,166	—	4,555	(26,674)	4,468	(15,485)
Valuation adjustments to pension plan attributable to VERIP and curtailment	—	—	59,606	—	—	59,606
Other valuation adjustments for employee benefit plans		—	(6,735)	—	—	(6,735)
Amortization of unrealized net gain on securities transferred to held to maturity	—	(158)	—	—	—	(158)
Income tax expense (benefit)	(46,407)	(35)	12,799	(6,705)	—	(40,348)
Balance, December 31, 2021	$11,037	$153	$(80,946)	$16,284	$(463)	$(53,935)

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

The following table shows the line items in the consolidated statements of income affected by amounts reclassified from AOCI:

Amount reclassified from AOCI (a)	Year Ended December 31,		Increase (decrease) in affected line
(in thousands)	2021	2020	item in the income statement
Amortization of unrealized net gain (loss) on securities transferred to HTM	$158	$470	Interest income
Tax effect	(35)	(105)	Income taxes
Net of tax	123	365	Net income
Loss on sale of AFS securities	(2,166)	488	Securities transactions, net
Tax effect	487	(109)	Income taxes
Net of tax	(1,679)	379	Net income
Amortization of defined benefit pension and post-retirement items	(4,555)	(6,368)	Other noninterest expense
Tax effect	1,015	1,390	Income taxes
Net of tax	(3,540)	(4,978)	Net income
Reclassification of unrealized gain or loss on cash flow hedges	22,561	18,704	Interest income
Tax effect	(5,054)	(4,182)	Income taxes
Net of tax	17,507	14,522	Net income
Amortization of gain (loss) on terminated cash flow hedges	4,113	(1,353)	Interest income
Tax effect	(921)	303	Income taxes
Net of tax	3,192	(1,050)	Net income
Reclassification of unrealized loss on equity method investment	(4,468)	—	Noninterest income
Tax effect	—	—	Income taxes
Net of tax	(4,468)	—	Net income
Total reclassifications, net of tax	$11,135	$9,238	Net income

(a)	Amounts in parentheses indicate reduction in net income.

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

To evaluate capital adequacy, regulators compare an institution’s regulatory capital ratios with their agency guidelines, as well as with the guidelines established as part of the uniform regulatory framework for prompt corrective supervisory action toward financial institutions. The framework for prompt corrective action categorizes capital levels into one of five classifications rating from well-capitalized to critically under-capitalized. For an institution to be eligible to be classified as well capitalized its total risk-based capital ratios must be at least 10.0% for total capital, 6.5% for Tier 1 Common Equity and 8.0% for Tier 1 capital, and its leverage ratio must be at least 5.0%. In reaching an overall conclusion on capital adequacy or assigning a classification under the uniform framework, regulators also consider other subjective and quantitative measures of risk associated with an institution. The Company and the Bank were deemed to be well capitalized based upon the most recent notifications from their regulators. There are no conditions or events since those notifications that management believes would change the classifications. At December 31, 2021 and 2020, the Company and the Bank were in compliance with all of their respective minimum regulatory capital requirements.

Following is a summary of the actual regulatory capital amounts and ratios for the Company and the Bank together with corresponding regulatory capital requirements at December 31, 2021 and 2020.

	Actual		Required for Minimum Capital Adequacy		Required To Be Well Capitalized
($ in thousands)	Amount	Ratio %	Amount	Ratio %	Amount	Ratio %
At December 31, 2021
Tier 1 leverage capital
Hancock Whitney Corporation	$2,890,770	8.25	$1,402,223	4.00	$1,752,779	5.00
Hancock Whitney Bank	2,926,874	8.36	1,401,157	4.00	1,751,447	5.00
Common equity tier 1 (to risk weighted assets)
Hancock Whitney Corporation	$2,890,770	11.09	$1,172,563	4.50	$1,693,702	6.50
Hancock Whitney Bank	2,926,874	11.24	1,171,341	4.50	1,691,937	6.50
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	$2,890,770	11.09	$1,563,417	6.00	$2,084,557	8.00
Hancock Whitney Bank	2,926,874	11.24	1,561,788	6.00	2,082,384	8.00
Total capital (to risk weighted assets)
Hancock Whitney Corporation	$3,345,387	12.84	$2,084,557	8.00	$2,605,696	10.00
Hancock Whitney Bank	3,208,991	12.33	2,082,384	8.00	2,602,980	10.00
At December 31, 2020
Tier 1 leverage capital
Hancock Whitney Corporation	$2,534,049	7.88	$1,287,103	4.00	$1,608,878	5.00
Hancock Whitney Bank	2,607,215	8.11	1,286,059	4.00	1,607,573	5.00
Common equity tier 1 (to risk weighted assets)
Hancock Whitney Corporation	$2,534,049	10.61	$1,074,272	4.50	$1,551,726	6.50
Hancock Whitney Bank	2,607,215	10.94	1,072,924	4.50	1,549,778	6.50
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	$2,534,049	10.61	$1,432,362	6.00	$1,909,817	8.00
Hancock Whitney Bank	2,607,215	10.94	1,430,565	6.00	1,907,420	8.00
Total capital (to risk weighted assets)
Hancock Whitney Corporation	$3,155,692	13.22	$1,909,817	8.00	$2,387,271	10.00
Hancock Whitney Bank	2,905,988	12.19	1,907,420	8.00	2,384,275	10.00

The Company elected the five-year rule that provides a full delay of the estimated impact of CECL on regulatory capital transition (0%) for 2020 and 2021, followed by a three-year transition (25% of the impact included in 2022, 50% in 2023, 75% in 2024 and 100% thereafter). The two-year delay included the full impact of day one CECL plus the estimated impact of current CECL activity calculated quarterly as 25% of the current ACL over the day one balance (“modified transition amount”). The modified transition amounts were recalculated each quarter in 2020 and 2021, with the December 31, 2021 impact of $24.9 million, plus the day one impact of $44.1 million (net of tax) carrying through the remaining three years of the transition.

Regulatory Restrictions on Dividends

Regulatory policy statements provide that generally, bank holding companies should pay dividends only out of current operating earnings and that the level of dividends must be consistent with current and expected capital requirements. Dividends received from the Bank have been the primary source of funds available to the Company for the payment of dividends to its stockholders. Federal and state banking laws and regulations restrict the amount of dividends the Bank may distribute to the Company without prior regulatory approval, as well as the amount of loans it may make to the Company. Dividends paid by the Bank are subject to approval by the Commissioner of Banking and Consumer Finance of the State of Mississippi. Further, a capital conservation buffer of 2.5% above each of the minimum capital ratio requirements (common equity tier 1, Tier 1, and total risk-based capital) must be met for a bank or bank holding company to be able to pay dividends.

Note 13. Noninterest Income and Noninterest Expense

The components of other noninterest income and other noninterest expense are as follows:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Other noninterest income:
Income from bank-owned life insurance	$18,330	$18,179	$14,946
Credit-related fees	11,001	11,255	11,399
Income from derivatives	13,477	12,814	12,958
Other miscellaneous income	31,993	14,137	15,228
Total other noninterest income	$74,801	$56,385	$54,531
Other noninterest expense:
Advertising	$12,441	$13,011	$15,251
Corporate value and franchise taxes	14,478	16,578	15,949
Entertainment and contributions	7,867	9,865	10,777
Telecommunication and postage	12,646	14,991	14,588
Printing and supplies	3,728	5,063	4,947
Travel expenses	2,697	2,297	5,278
Tax credit investment amortization	4,436	3,843	4,943
Other retirement expense	(27,941)	(25,133)	(16,561)
Loss on facilities and equipment from consolidation	13,863	3,012	—
Loss on extinguishment of debt	4,165	—	—
Other miscellaneous expense	32,829	23,778	37,282
Total other noninterest expense	$81,209	$67,305	$92,454

Note 14. Income Taxes

Income tax expense (benefit) included in net income consisted of the following components:

	Years Ended December 31,
(in thousands)	2021	2020	2019
Included in net income
Current federal	$86,858	$(58,723)	$12,172
Current state	7,607	(132)	6,087
Total current provision	94,465	(58,855)	18,259
Deferred federal	7,035	(17,000)	46,290
Deferred state	3,341	(3,716)	810
Total deferred provision	10,376	(20,716)	47,100
Total expense (benefit) included in net income	$104,841	$(79,571)	$65,359

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

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
(in thousands)	2021	2020
Deferred tax assets:
Allowance for loan losses	$85,118	$111,170
Loan purchase accounting adjustments	1,838	1,681
Tax credit carryforward	2,326	5,700
Federal/state net operating loss	3,646	4,462
Lease liability	27,553	29,352
Other	9,704	17,801
Gross deferred tax assets	130,185	170,166
State valuation allowance	(3,646)	(3,635)
Net deferred tax assets	$126,539	$166,531
Deferred tax liabilities:
Employee compensation and benefits	$(11,137)	$(10,044)
Securities	(5,389)	(51,036)
Fixed assets & intangibles	(34,475)	(46,762)
Lease Financing	(54,127)	(54,581)
Right-of-use Asset	(23,075)	(24,872)
Other	(17,770)	(28,642)
Gross deferred tax liabilities	$(145,973)	$(215,937)
Net deferred tax liability	$(19,434)	$(49,406)

Reported income tax expense (benefit) differed from amounts computed by applying the statutory income tax rate of 21% for the years ended December 31, 2021, 2020 and 2019 to earnings or loss before income taxes. Historically, the primary differences have been due to tax-exempt income, federal and state tax credits and excess tax benefits from stock-based compensation. The year ended December 31, 2020 includes an incremental 14% tax benefit totaling $30.2 million associated with the five-year carryback of both the 2020 net operating loss (“NOL”) and the NOL attribute inherited from an acquired entity to a 35% statutory rate tax year, as allowed by provisions of the CARES Act. In addition, the 2021 effective tax rate was favorably impacted by a $4.9 million benefit associated with changing certain fixed asset tax elections that resulted in an increase in the 2020 NOL. The main source of tax credits has been investments in tax-advantaged securities and tax credit projects. These investments are made primarily in the markets we serve and directed at tax credits issued under the Qualified Zone Academy Bonds (“QZAB”), Qualified School Construction Bonds (“QSCB”), as well as Federal and State New Market Tax Credit (“NMTC”) and Low-Income Housing Tax Credit (“LIHTC”) programs.  A summary of the factors that impacted income tax expense follows.

	Years Ended December 31,
	2021		2020		2019
($ in thousands)	Amount	%	Amount	%	Amount	%
Taxes computed at statutory rate	$119,292	21.0%	$(26,196)	21.0%	$82,475	21.0%
Increases (decreases) in taxes resulting from:
State income taxes, net of federal income tax benefit	9,048	1.6	(1,269)	1.0	7,204	1.8
Tax-exempt interest	(9,100)	(1.6)	(10,444)	8.4	(10,435)	(2.7)
Life insurance contracts	(2,653)	(0.5)	(4,857)	3.9	(3,901)	(1.0)
Tax credits	(7,889)	(1.4)	(8,072)	6.5	(10,293)	(2.6)
Employee share-based compensation	(1,671)	(0.3)	1,351	(1.1)	(842)	(0.2)
FDIC assessment disallowance	1,609	0.3	2,094	(1.7)	1,895	0.5
Net operating loss carryback under CARES act	(4,948)	(0.9)	(30,167)	24.2	—	—
Other, net	1,153	0.3	(2,011)	1.6	(744)	(0.2)
Income tax expense (benefit)	$104,841	18.5%	$(79,571)	63.8%	$65,359	16.6%

At December 31, 2021, the Company had approximately $2.3 million in federal and state tax credit carryforwards that originated in the tax years from 2018 through 2021 and begin expiring in 2025. These carryforwards are primarily from investments in federal and state NMTC projects. The Company expects to fully utilize these tax credit carryforwards prior to their respective expiration dates.

The Company had approximately $58.4 million in state net operating loss carryforwards that originated in the tax years 2003 through 2020 and begin expiring in 2023. A $58.4 million gross state valuation allowance has been established for all non-bank entity level state NOL carryforwards, which translates to a net $3.6 million valuation allowance in the Company’s deferred tax inventory. The impact of this valuation allowance is not material to the financial statements.

The tax benefit of a position taken or expected to be taken in a tax return should be recognized when it is more likely than not that the position will be sustained on its technical merits.  The liability for unrecognized tax benefits was immaterial as of December 31, 2021, 2020 and 2019. The Company does not expect the liability for unrecognized tax benefits to change significantly during 2022. The Company recognizes interest and penalties, if any, related to income tax matters in income tax expense, and the amounts recognized during 2021, 2020 and 2019 were insignificant.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Generally, the returns for years prior to 2018 are no longer subject to examination by taxing authorities.

Note 15. Earnings (Loss) Per Share

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

A summary of the information used in the computation of earnings (loss) per common share follows.

	Years Ended December 31,
($ in thousands, except per share data)	2021	2020	2019
Numerator:
Net income (loss) to common shareholders	$463,215	$(45,174)	$327,380
Net income or dividends allocated to participating securities - basic and diluted	9,134	1,756	5,546
Net income (loss) allocated to common shareholders - basic and diluted	$454,081	$(46,930)	$321,834
Denominator:
Weighted-average common shares - basic	86,823	86,533	86,488
Dilutive potential common shares	204	—	111
Weighted average common shares - diluted	87,027	86,533	86,599
Earnings (loss) per common share:
Basic	$5.23	$(0.54)	$3.72
Diluted	$5.22	$(0.54)	$3.72

Potential common shares consist of stock options, nonvested performance-based awards, and nonvested restricted share awards deferred under the Company’s nonqualified deferred compensation plan. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be antidilutive, i.e., increase earnings per share or reduce a loss per share. For reporting periods in which a net loss is reported, such as the year ended December 31, 2020, no effect is given to potentially dilutive common shares in the computation of loss per common share as any impact from such shares would be antidilutive. The weighted average of potentially dilutive common shares that were anti-dilutive totaled 1,079 for the year ended December 31, 2021 and 15,815 for the year ended December 31, 2019 and, as such were excluded from the calculation of diluted earnings per common diluted share for the respective periods.

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

Note 17. Retirement Benefit Plans

The Company offers a qualified defined benefit pension plan, the Hancock Whitney Corporation Pension Plan and Trust Agreement (“Pension Plan”), covering certain eligible associates. Eligibility is based on minimum age and service-related requirements. In 2017, the Pension Plan was amended to exclude any individual hired or rehired by the Company after June 30, 2017 from eligibility to participate. The Pension Plan amendment further provided that the accrued benefits of each participant in the Pension Plan whose combined age plus years of service as of January 1, 2018 totaled less than 55 were to be frozen as of January 1, 2018 and not thereafter increase.

The Company makes contributions to this plan in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws, plus such additional amounts as the Company may determine to be appropriate. The Company was not required to make a contribution to the Pension Plan during 2021 or 2020. The Company made a $100 million discretionary contribution to the Pension Plan in 2019, the timing and amount of which was determined with the intent to optimize investment return. The Company does not anticipate being required to make a contribution, nor does it anticipate making a discretionary contribution to the Pension Plan in 2022.

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

The Company’s 401(k) plan matching expense totaled $16.6 million, $17.4 million and $15.7 million for the years ended December 31, 2021, 2020, and 2019, respectively.

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

The Company assumed certain trends in health care costs in the determination of the benefit obligations. The plans assumed a 6.25% increase in health costs, declining to 5.5% uniformly over a three year period, and then following the Getzen model thereafter. At December 31, 2021, the mortality assumption was based on Revised RP-2014 Employee and Healthy Annuitants Bottom Quartile Generational Mortality Table for Males and Females - Projected with Improvement Scale MP-2021.

The following tables detail the changes in the benefit obligations and plan assets of the defined benefit plans for the years ended December 31, 2021 and 2020, as well as the funded status of the plans at each year end and the amounts recognized in the Company’s consolidated balance sheets. The Company uses a December 31 measurement date for all defined benefit pension plans and other postretirement benefit plans.

	2021	2020	2021	2020
(in thousands)	Pension Benefits		Other Post- Retirement Benefits
Change in benefit obligation
Benefit obligation at beginning of year	$660,309	$581,866	$18,330	$16,713
Service cost	11,616	12,898	93	105
Interest cost	13,476	16,207	348	484
Plan participants' contributions	—	—	778	538
Net actuarial gain (loss)	(16,000)	70,777	(1,506)	1,910
Special termination benefits	16,052	—	4,173	—
Benefits paid	(38,621)	(21,439)	(1,934)	(1,420)
Benefit obligation, end of year	646,832	660,309	20,282	18,330
Change in plan assets
Fair value of plan assets at beginning of year	815,304	752,138	—	—
Actual return on plan assets	83,939	84,810	—	—
Employer contributions	1,181	1,178	1,156	882
Plan participants' contributions	—	—	778	538
Benefit payments	(38,621)	(21,439)	(1,934)	(1,420)
Expenses	(1,920)	(1,383)	—	—
Fair value of plan assets, end of year	859,883	815,304	—	—
Funded status at end of year - net asset (liability)	$213,051	$154,995	$(20,282)	$(18,330)
Amounts recognized in accumulated other comprehensive loss
Unrecognized loss at beginning of year	$164,770	$136,252	$(2,804)	$(5,369)
Net actuarial loss (gain)	(56,649)	28,518	(777)	2,565
Unrecognized gain (loss) at end of year	$108,121	$164,770	$(3,581)	$(2,804)
Projected benefit obligation	$646,832	$660,309
Accumulated benefit obligation	607,408	624,999
Fair value of plan assets	859,883	815,304

The net funded status of $213.1 million for pension benefits plans includes an excess of plan assets over the benefit obligation of $228.1 million on the defined benefit pension plan, offset by an unfunded benefit obligation of $15.1 million for the nonqualified retirement plan.

Net actuarial loss is a significant component of the change in the projected benefit obligation of the Pension Plan for the year ended December 31, 2021. The actuarial loss was primarily driven by a change in the discount rate used in computing the projected benefit obligation at December 31, 2021.

During the twelve months ended December 31, 2021, the Company completed a Voluntary Early Retirement Incentive Program (VERIP), which was accepted by approximately 260 eligible Pension Plan participants. The event constituted a curtailment of the Pension Plan and resulted in a re-measurement of the projected benefit obligation. The program had two components: a supplemental cash incentive, substantially all of which was paid through the Pension Plan with existing plan assets, and coverage in a post-retirement medical plan, with each component having specific age and years of service requirements. The impact of offering these incentives is classified as special termination benefits in the table above. As of the re-measurement date of April 30, 2021, Pension Plan assets totaled $808 million and the benefit obligation totaled $597 million.

The following table shows net periodic benefit cost included in expense and the changes in the amounts recognized in AOCI during 2021, 2020, and 2019.

	Years Ended December 31,
	2021	2020	2019	2021	2020	2019
($ in thousands)	Pension Benefits			Other Post-Retirement Benefits
Net periodic benefit cost
Service cost	$11,616	$12,898	$10,981	$93	$105	$95
Interest cost	13,476	16,207	18,843	348	484	621
Expected return on plan assets	(46,654)	(48,191)	(45,199)	—	—	—
Special termination benefits	16,052	—	—	4,173
Amortization of net (gain) loss/ prior service cost	5,284	7,021	10,087	(729)	(653)	(913)
Net periodic benefit cost/benefit	(226)	(12,065)	(5,288)	3,885	(64)	(197)
Other changes in plan assets and benefit obligations recognized in other comprehensive income, before taxes
Net (loss) gain recognized during the year	(5,284)	(7,021)	(10,087)	729	653	913
Net actuarial loss (gain)	(51,365)	35,539	(3,131)	(1,506)	1,912	733
Total recognized in other comprehensive Income/loss	(56,649)	28,518	(13,218)	(777)	2,565	1,646
Total recognized in net periodic benefit cost and other comprehensive income/loss	$(56,875)	$16,453	$(18,506)	$3,108	$2,501	$1,449
Discount rate for benefit obligations	2.77%	2.40%	3.14%	2.32%	2.31%	3.11%
Discount rate for net periodic benefit cost	2.40%	3.14%	4.14%	2.31%	3.11%	4.10%
Expected long-term return on plan assets	5.75%	6.50%	7.25%	n/a	n/a	n/a
Rate of compensation increase	scaled **	scaled *	scaled *	n/a	n/a	n/a

*	Graded scale, declining from 7.25% at age 20 to 2.25% at age 60
**	Graded scale, declining from 7.25% at age 20 to 2.25% at age 65

The long term rate of return on plan assets is determined by using the weighted-average of historical real returns for major asset classes based on target asset allocations. For all periods presented, the discount rate for the benefit obligation was calculated by matching expected future cash flows to the USI Consulting Group Pension Discount Curve (AA).

The following table presents expected plan benefit payments over the ten years succeeding December 31, 2021:

(in thousands)	Pension	Post-Retirement	Total
2022	$25,683	$1,950	$27,633
2023	26,386	1,889	28,275
2024	27,566	1,555	29,121
2025	28,945	1,251	30,196
2026	30,336	997	31,333
2027-2031	168,868	4,680	173,548
.	$307,784	$12,322	$320,106

The expected benefit payments are estimated based on the same assumptions used to measure the Company’s benefit obligations at December 31, 2021.

The fair values of pension plan assets at December 31, 2021 and 2020, by asset category, are shown in the following tables. The fair value is presented based on the Financial Accounting Standards Board’s fair value hierarchy that prioritizes inputs into the valuation techniques used to measure fair value.  Level 1 uses quoted prices in active markets for identical assets, Level 2 uses significant observable inputs, and Level 3 uses significant unobservable inputs. In accordance with Subtopic 820-10 common trust funds are reported at fair value using net asset value per share (or its equivalent) as a practical expedient and are not classified in the fair value hierarchy.

For all investments, the plan attempts to use quoted market prices of identical assets on active exchanges, or Level 1 measurements. Where such quoted market prices are not available, the plan will use quoted prices for similar instruments or discounted cash flows to estimate the value, reported as Level 2.

	December 31, 2021
Fair Value Measurements by Asset Category / Fund	Level 1	Level 2	Level 3	Total
(in thousands)
Cash and equivalents	$21,280	$—	$—	$21,280
Total cash and cash equivalents	21,280	—	—	21,280
Fixed income securities	29,687	40,254	—	69,941
Mutual fund-fixed income	20,428	—	—	20,428
Exchange Traded Fund (ETF)-Fixed income	4,049	—	—	4,049
Total fixed income	54,164	40,254	—	94,418
Domestic and foreign stock	109,610	—	—	109,610
Mutual funds-equity	270,863	—	—	270,863
Total equity	380,473		—	380,473
Total assets at fair value	455,917	40,254	—	496,171
Common trust funds (fixed income)	—	—	—	294,112
Common trust fund (real assets)	—	—	—	69,600
Total	$455,917	$40,254	$—	$859,883

	December 31, 2020
Fair Value Measurements by Asset Category / Fund	Level 1	Level 2	Level 3	Total
(in thousands)
Cash and equivalents	$3,778	$—	$—	$3,778
Total cash and cash equivalents	3,778	—	—	3,778
Fixed income securities	29,527	43,076	—	72,603
Mutual fund-fixed income	22,087	—	—	22,087
Exchange Traded Fund (ETF)-Fixed income	3,750	—	—	3,750
Total fixed income	55,364	43,076	—	98,440
Domestic and foreign stock	97,966	—	—	97,966
Mutual funds-equity	260,019	—	—	260,019
Total equity	357,985		—	357,985
Total assets at fair value	417,127	43,076	—	460,203
Common trust funds (fixed income)	—	—	—	298,694
Common trust fund (real assets)	—	—	—	56,407
Total	$417,127	$43,076	$—	$815,304

The following table presents the percentage allocation of the plan assets by asset category and corresponding target allocations at December 31, 2021 and 2020.

	Plan Assets		Target Allocation
	at December 31,		at December 31,
Asset category	2021	2020	2021	2020
Cash and equivalents	3%	0%	0 - 5%	0 - 5%
Fixed income securities	45	49	41-47%	41-57%
Equity securities	44	44	35-51%	35 - 51%
Real assets	8	7	0-12%	0 - 12%
	100%	100%

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

As of December 31, 2021 there were 1.7 million shares available for future issuance under the 2020 equity compensation plan.

For the years ended December 31, 2021, 2020, and 2019, total share-based compensation expense recognized in income was $22.4 million, $21.1 million and $20.9 million, respectively. The total recognized tax benefit related to the share-based compensation was $9.9 million, $4.9 million and $5.5 million for 2021, 2020, and 2019, respectively.

At December 31, 2021, the Company had 9,106 outstanding and exercisable stock options, with a weighted average exercise price of $33.62, weighted average remaining contractual term of less than 1 year, and an aggregate intrinsic value of $ 0.2 million.

The total intrinsic value of options exercised during the year ended December 31, 2021 was $0.2 million. There were no exercises of stock options during the year ended December 31, 2020.

A summary of the Company’s nonvested restricted and performance shares for the year ended December 31, 2021 is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value ($)
Nonvested at January 1, 2021	1,886,853	$34.77
Granted	248,470	37.26
Vested	(498,829)	36.47
Cancelled/Forfeited	(183,409)	35.01
Nonvested at December 31, 2021	1,453,085	$34.58

At December 31, 2021, there was $41.8 million of total unrecognized compensation expense related to nonvested restricted and performance shares expected to vest in future periods. This compensation is expected to be recognized in expense over a weighted-average period of 2.8 years. The fair value of shares vested totaled $18.7 million and $20.1 million during the years ended December 31, 2021 and 2020, respectively.

During the year ended December 31, 2021, the Company granted 60,996 performance shares subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $38.49 per share and 60,996 performance shares subject to an operating earnings per share performance metric with a grant date fair value of $32.17 per share to key members of executive management. The number of performance shares subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 48 regional banks.  The fair value of the performance shares subject to TSR at the grant date was determined using a Monte Carlo simulation method.  The number of performance shares subject to operating earnings per share that ultimately vest will be based on the Company’s attainment of certain operating earnings per share goals over the two-year performance period. The maximum number of performance shares that could vest is 200% of the target award.  Compensation expense for these performance shares is recognized on a straight-line basis over the three-year service period.

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

The contract amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. At December 31, 2021 and 2020 the Company had a reserve for unfunded lending commitments totaling $29.3 million and $29.9 million, respectively. The Company’s off-balance sheet financial instruments are summarized below:

	December 31,
(in thousands)	2021	2020
Commitments to extend credit	$9,444,803	$8,106,223
Letters of credit	396,956	365,510

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

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$419,298	$—	$419,298
Municipal obligations	—	314,158	—	314,158
Corporate debt securities	—	18,702	—	18,702
Residential mortgage-backed securities	—	3,035,798	—	3,035,798
Commercial mortgage-backed securities	—	3,077,859	—	3,077,859
Collateralized mortgage obligations	—	120,883	—	120,883
Total available for sale securities	—	6,986,698	—	6,986,698
Mortgage loans held for sale		41,022		41,022
Derivative assets (1)	—	75,867	—	75,867
Total recurring fair value measurements - assets	$—	$7,103,587	$—	$7,103,587
Liabilities
Derivative liabilities (1)	$—	$30,930	$4,116	$35,046
Total recurring fair value measurements - liabilities	$—	$30,930	$4,116	$35,046
(1)	For further disaggregation of derivative assets and liabilities, see Note 11 – Derivatives.

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$213,370	$—	$213,370
Municipal obligations	—	326,725	—	326,725
Corporate debt securities	—	11,764	—	11,764
Residential mortgage-backed securities	—	2,629,811	—	2,629,811
Commercial mortgage-backed securities	—	2,455,534	—	2,455,534
Collateralized mortgage obligations	—	362,123	—	362,123
Total available for sale securities	—	5,999,327	—	5,999,327
Derivative assets (1)	—	150,180	—	150,180
Total recurring fair value measurements - assets	$—	$6,149,507	$—	$6,149,507
Liabilities
Derivative liabilities (1)	$—	$49,612	$5,645	$55,257
Total recurring fair value measurements - liabilities	$—	$49,612	$5,645	$55,257
(1)	For further disaggregation of derivative assets and liabilities, see Note 11 – Derivatives.

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

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements

The table below presents a rollforward of the amounts on the consolidated balance sheet for the years ended December 31, 2021 and 2020 for financial instruments of a material nature that are classified within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis:

(in thousands)
Balance at December 31, 2019	$5,704
Cash settlement	(1,656)
Losses included in earnings	1,597
Balance at December 31, 2020	5,645
Cash settlement	(1,767)
Losses included in earnings	238
Balance at December 31, 2021	$4,116

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

Level 3 Class	December 31, 2021	December 31, 2020
Derivative liability	$4,116	$5,645
Valuation technique	Discounted cash flow	Discounted cash flow
Unobservable inputs:
Visa Class A appreciation - terminal range	6%-12%	6%-12%
Visa Class A appreciation - at end of reporting period	9%	9%
Conversion rate - range	1.62x-1.60x	1.62x-1.60x
Conversion rate - at end of reporting period	1.6091x	1.6114x
Time until resolution	3-24 months	3-36 months

The Company’s policy is to recognize transfers between valuation hierarchy levels as of the end of a reporting period.

Fair Value of Assets Measured on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. Collateral-dependent loans individually evaluated for credit loss loans are level 2 assets measured at the fair value of the underlying collateral based on independent third-party appraisals that take into consideration market-based information such as recent sales activity for similar assets in the property’s market.

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

The following table presents the Company’s financial assets that are measured at fair value on a nonrecurring basis for each of the fair value hierarchy levels:

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$13,253	$—	$13,253
Other real estate owned and foreclosed assets	—	—	7,533	7,533
Total nonrecurring fair value measurements	$—	$13,253	$7,533	$20,786

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$60,451	$—	$60,451
Other real estate owned and foreclosed assets	—	—	11,648	11,648
Total nonrecurring fair value measurements	$—	$60,451	$11,648	$72,099

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

Loans Held For Sale – These loans are either carried under the fair value option or at the lower of cost or market. Given the short duration of these instruments, the carrying amount is considered a reasonable estimate of fair value.

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

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amount at December 31, 2021 and 2020.

	December 31, 2021
				Total	Carrying
(in thousands)	Level 1	Level 2	Level 3	Fair Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$4,231,836	$—	$—	$4,231,836	$4,231,836
Available for sale securities	—	6,986,698	—	6,986,698	6,986,698
Held to maturity securities	—	1,631,482	—	1,631,482	1,565,751
Loans, net	—	13,253	20,720,568	20,733,821	20,792,217
Loans held for sale	—	93,069	—	93,069	93,069
Derivative financial instruments	—	75,867	—	75,867	75,867
Financial liabilities:
Deposits	$—	$—	$30,432,646	$30,432,646	$30,465,897
Federal funds purchased	1,850	—	—	1,850	1,850
Securities sold under agreements to repurchase	563,211	—	—	563,211	563,211
Short-term FHLB Borrowings	—	1,119,026	—	1,119,026	1,100,000
Long-term debt	—	253,677	—	253,677	244,220
Derivative financial instruments	—	30,930	4,116	35,046	35,046

	December 31, 2020
				Total	Carrying
(in thousands)	Level 1	Level 2	Level 3	Fair Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$1,860,092	$—	$—	$1,860,092	$1,860,092
Available for sale securities	—	5,999,327	—	5,999,327	5,999,327
Held to maturity securities	—	1,467,581	—	1,467,581	1,357,170
Loans, net	—	60,451	21,472,933	21,533,384	21,339,754
Loans held for sale	—	136,063	—	136,063	136,063
Derivative financial instruments	—	150,180	—	150,180	150,180
Financial liabilities:
Deposits	$—	$—	$27,679,321	$27,679,321	$27,697,877
Federal funds purchased	300	—	—	300	300
Securities sold under agreements to repurchase	567,213	—	—	567,213	567,213
FHLB short-term borrowings	—	1,147,335	—	1,147,335	1,100,000
Long-term debt	—	404,880	—	404,880	378,322
Derivative financial instruments	—	49,612	5,645	55,257	55,257

Note 21. Condensed Parent Company Information

The following condensed financial statements reflect the accounts and transactions of Hancock Whitney Corporation only:

Condensed Balance Sheets

	December 31,
(in thousands)	2021	2020
Assets:
Cash	$90,277	$199,995
Investment in bank subsidiaries	3,706,046	3,511,693
Investment in non-bank subsidiaries	24,726	25,134
Due from subsidiaries and other assets	17,323	15,464
Total assets	$3,838,372	$3,752,286
Liabilities and Stockholders' Equity:
Long term debt	$166,664	$312,260
Other liabilities	1,356	1,001
Stockholders' equity	3,670,352	3,439,025
Total liabilities and stockholders' equity	$3,838,372	$3,752,286

Condensed Statements of Income

	Years Ended December 31,
(in thousands)	2021	2020	2019
Operating income
From subsidiaries
Cash dividends received from bank subsidiaries	$150,000	$70,000	$240,000
Cash dividend from nonbank Subsidiary	5,000	—	5,000
Equity in earnings (loss) of subsidiaries greater than dividends received	327,950	(101,406)	94,185
Total operating income	482,950	(31,406)	339,185
Other expense, net	25,814	22,307	15,635
Income tax benefit	(6,079)	(8,539)	(3,830)
Net income (loss)	$463,215	$(45,174)	$327,380
Other comprehensive income (loss), net of tax	(134,004)	134,793	125,985
Comprehensive income	$329,211	$89,619	$453,365

Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2021	2020	2019
Cash flows from operating activities - principally dividends received from subsidiaries	$160,887	$71,067	$255,322
Net cash provided by operating activities	160,887	71,067	255,322
Cash flows from investing activities:
Contribution of capital to subsidiary	—	—	(50,000)
Net cash received in acquisition	—	—	38,505
Other, net	—	—	(1,874)
Net cash (used in) investing activities	—	—	(13,369)
Cash flows from financing activities:
Proceeds from issuance of long term debt	—	166,425	—
Repayment of long term debt	(150,000)	—	(13,919)
Dividends paid to stockholders	(95,927)	(95,605)	(94,871)
Repurchase of common stock	(21,796)	(12,716)	—
Proceeds from dividend reinvestment and other incentive plans	4,482	5,301	4,265
Payroll tax remitted on net share settlement of equity awards	(7,364)	(4,530)	(6,295)
Cash received(paid) under accelerated share repurchase agreement	—	12,110	(185,000)
Other, net	—	—	(42,129)
Net cash provided by (used in) financing activities	(270,605)	70,985	(337,949)
Net increase (decrease) in cash	(109,718)	142,052	(95,996)
Cash, beginning of year	199,995	57,943	153,939
Cash, end of year	$90,277	$199,995	$57,943

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

Management, including our principal executive officer and principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures and based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s financial statements included in Item 8. “Financial Statements and Supplementary Data,” has issued an attestation report on the Company’s internal control over financial reporting, which is also included in Item 8.

Based on the foregoing evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2021.

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Hancock Whitney Corporation will hold its Annual Meeting of Shareholders of common stock on Wednesday, April 27, 2022, at 10:30 a.m. Central Daylight Time. The meeting will be held virtually and can be accessed online. Additional information about the Annual Meeting, including the matters to be considered, will be set forth in the Company’s definitive proxy statement for the 2022 Annual Meeting to be filed in due course with the SEC.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors will appear in our definitive proxy statement to be filed with the Securities and Exchange Commission for our 2022 annual meeting of the shareholders under the caption, “Information about Our Directors.” Information concerning compliance with Section 16(a) of the Exchange Act will appear in our proxy statement under the caption, “Delinquent Section 16(a) Reports.” Information concerning our code of business ethics for officers and associates, our code of ethics for financial officers, and our code of ethics for directors will appear in our proxy statement under the caption “Transactions with Related Persons.” Information concerning our audit committee will appear in our proxy statement under the caption “Board of Directors and Corporate

Governance – Board Committees – Audit Committee.” The information set forth under each such caption is incorporated herein by reference. The information required by Item 10 of this Report regarding our executive officers appears in a separately captioned heading in Item 1 of this Report.

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

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of certain beneficial owners and management will appear in our definitive proxy statement relating to our 2022 annual meeting of shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management.” The information set forth under each such caption is incorporated herein by reference.

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

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is PricewaterhouseCoopers LLP, New Orleans, LA, Auditor Firm ID 238.

Information concerning principal accountant fees and services will appear in our definitive proxy statement relating to our 2022 annual meeting of shareholders under the caption “Independent Registered Public Accounting Firm.” Such information is incorporated herein by reference.

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Report:
1.	The following consolidated financial statements of Hancock Whitney Corporation and subsidiaries are filed as part of this Report under Item 8. “Financial Statements and Supplementary Data”:

Consolidated Balance Sheets – December 31, 2021 and 2020

Consolidated Statements of Income – Years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Other Comprehensive Income – Years ended December 31, 2021, 2020, and 2019

Consolidated Statements of Changes in Stockholders’ Equity– Years ended December 31, 2021, 2020, and 2019

Consolidated Statements of Cash Flows –Years ended December 31, 2021, 2020, and 2019

Notes to Consolidated Financial Statements – December 31, 2021

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

4.3

Supplemental Indenture, dated as of June 2, 2020, between Hancock Whitney Corporation and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 4.2 to the Company’s Form 8-K (File No. 001-36872) filed with the Commission on June 2, 2020).

4.4	Form of Global Note representing the 6.25% Subordinated Notes due 2060 (filed as Exhibit 4.3 to the Company’s Form 8-K (File No. 001-36872) filed with the Commission on June 2, 2020).

*10.1	2014 Long Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 0-13089) filed with the Commission on April 21, 2014 and incorporated herein by reference).

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

HANCOCK WHITNEY CORPORATION
Registrant

February 25, 2022	By:	/s/ John M. Hairston
Date		John M. Hairston
President & Chief Executive Officer (Principal Executive Officer)

February 25, 2022	By:	/s/ Michael M. Achary
Date		Michael M. Achary
Senior Executive Vice President & Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jerry L. Levens Jerry L. Levens	Chairman of the Board, Director	February 25, 2022

/s/ Frank E. Bertucci Frank E. Bertucci	Director	February 25, 2022

/s/ Hardy B. Fowler Hardy B. Fowler	Director	February 25, 2022

/s/ Randall W. Hanna	Director	February 25, 2022
Randall W. Hanna

/s/ James H. Horne James H. Horne	Director	February 25, 2022

/s/ Suzette K. Kent	Director	February 25, 2022
Suzette K. Kent

/s/ H. Merritt Lane III H. Merritt Lane III	Director	February 25, 2022

/s/ Constantine S. Liollio Constantine S. Liollio	Director	February 25, 2022

/s/ Sonya C. Little Sonya C. Little	Director	February 25, 2022

/s/ Thomas H. Olinde Thomas H. Olinde	Director	February 25, 2022

/s/ Sonia A. Pérez Sonia A. Pérez	Director	February 25, 2022

/s/ Christine L. Pickering Christine L. Pickering	Director	February 25, 2022

/s/ Robert W. Roseberry	Director	February 25, 2022
Robert W. Roseberry

/s/ Joan C. Teofilo Joan C. Teofilo	Director	February 25, 2022

/s/ C. Richard Wilkins C. Richard Wilkins	Director	February 25, 2022