Form 10-Q
period 2022-03-31
HANCOCK WHITNEY CORP
filed 2022-05-04
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

86,369,000 common shares were outstanding at April 30, 2022.

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

CME – Chicago Mercantile Exchange

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

DEI – Diversity, equity and inclusion

DIF – Deposit Insurance Fund

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

PPNR – Pre-provision net revenue

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

TSR – total shareholder return

U.S. Treasury – The United States Department of the Treasury

VERIP – Voluntary Early Retirement Incentive Program

Volcker Rule – Section 619 of the Dodd-Frank Act and regulations promulgated thereunder, as applicable

Part I. Financial Information

Item 1. Financial Statements

Hancock Whitney Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except per share data)	2022	2021
ASSETS
Cash and due from banks	$703,421	$401,201
Interest-bearing bank deposits	3,132,551	3,830,177
Federal funds sold	459	458
Securities available for sale, at fair value (amortized cost of $6,380,002 and $6,984,530)	5,993,007	6,986,698
Securities held to maturity (fair value of $2,429,049 and $1,631,482)	2,488,088	1,565,751
Loans held for sale (includes $25,046 and $41,022 measured at fair value)	59,877	93,069
Loans	21,323,341	21,134,282
Less: allowance for loan losses	(317,843)	(342,065)
Loans, net	21,005,498	20,792,217
Property and equipment, net of accumulated depreciation of $286,052 and $280,065	353,441	350,309
Right of use assets, net of accumulated amortization of $37,511 and $34,425	100,889	102,239
Prepaid expenses	43,572	38,793
Other real estate and foreclosed assets, net	6,345	7,533
Accrued interest receivable	98,873	96,938
Goodwill	855,453	855,453
Other intangible assets, net	66,479	70,226
Life insurance contracts	726,308	664,535
Funded pension assets, net	233,195	227,870
Deferred tax asset, net	59,606	—
Other assets	390,229	447,738
Total assets	$36,317,291	$36,531,205
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$14,976,670	$14,392,808
Interest-bearing	15,523,039	16,073,089
Total deposits	30,499,709	30,465,897
Short-term borrowings	1,620,302	1,665,061
Long-term debt	240,454	244,220
Accrued interest payable	2,999	3,103
Lease liabilities	120,788	122,079
Deferred tax liability, net	—	19,434
Other liabilities	382,088	341,059
Total liabilities	32,866,340	32,860,853
Stockholders' equity:
Common stock	309,513	309,513
Capital surplus	1,742,021	1,755,701
Retained earnings	1,758,693	1,659,073
Accumulated other comprehensive loss, net	(359,276)	(53,935)
Total stockholders' equity	3,450,951	3,670,352
Total liabilities and stockholders' equity	$36,317,291	$36,531,205
Preferred shares authorized (par value of $20.00 per share)	50,000	50,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	92,947	92,947
Common shares outstanding	86,460	86,749

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2022	2021
Interest income:
Loans, including fees	$192,750	$213,713
Loans held for sale	691	671
Securities-taxable	37,164	31,203
Securities-tax exempt	4,655	4,783
Short-term investments	1,526	415
Total interest income	236,786	250,785
Interest expense:
Deposits	3,778	9,227
Short-term borrowings	1,419	1,533
Long-term debt	3,126	5,438
Total interest expense	8,323	16,198
Net interest income	228,463	234,587
Provision for credit losses	(22,527)	(4,911)
Net interest income after provision for credit losses	250,990	239,498
Noninterest income:
Service charges on deposit accounts	21,674	19,146
Trust fees	15,279	15,003
Bank card and ATM fees	20,396	18,120
Investment and annuity fees and insurance commissions	7,427	7,458
Secondary mortgage market operations	3,746	11,710
Securities transactions, net	(87)	—
Other income	14,997	15,652
Total noninterest income	83,432	87,089
Noninterest expense:
Compensation expense	85,993	95,846
Employee benefits	21,403	23,769
Personnel expense	107,396	119,615
Net occupancy expense	11,680	12,910
Equipment expense	4,867	4,781
Data processing expense	24,239	22,947
Professional services expense	7,793	11,251
Amortization of intangible assets	3,748	4,419
Deposit insurance and regulatory fees	3,740	3,395
Other real estate and foreclosed assets expense (income)	(1,764)	6
Other expense	18,240	13,748
Total noninterest expense	179,939	193,072
Income before income taxes	154,483	133,515
Income taxes expense	31,005	26,343
Net income	$123,478	$107,172
Earnings per common share-basic	$1.40	$1.21
Earnings per common share-diluted	$1.40	$1.21
Dividends paid per share	$0.27	$0.27
Weighted average shares outstanding-basic	86,660	86,752
Weighted average shares outstanding-diluted	86,936	86,805

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Net income	$123,478	$107,172
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain or loss on securities available for sale and cash flow hedges	(390,904)	(145,490)
Reclassification of net (income) loss realized and included in earnings	(3,838)	286
Amortization of unrealized net gain (loss) on securities transferred to held to maturity	261	(56)
Other comprehensive loss before income taxes	(394,481)	(145,260)
Income tax benefit	(89,140)	(33,748)
Other comprehensive loss net of income taxes	(305,341)	(111,512)
Comprehensive loss	$(181,863)	$(4,340)

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended March 31, 2022 and 2021					Accumulated
	Common Stock				Other
(in thousands, except parenthetical share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Income (Loss)	Total
Balance, December 31, 2021	92,947	$309,513	$1,755,701	$1,659,073	$(53,935)	$3,670,352
Net income	—	—	—	123,478	—	123,478
Other comprehensive loss	—	—	—	—	(305,341)	(305,341)
Comprehensive loss	—	—	—	123,478	(305,341)	(181,863)
Dividends declared ($0.27 per common share)	—	—	—	(23,909)	—	(23,909)
Common stock activity, long-term incentive plans	—	—	3,929	51	—	3,980
Repurchase of common stock (350,000 shares)	—	—	(18,490)	—	—	(18,490)
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	881	—	—	881
Balance, March 31, 2022	92,947	$309,513	$1,742,021	$1,758,693	$(359,276)	$3,450,951
Balance, December 31, 2020	92,947	$309,513	$1,757,937	$1,291,506	$80,069	$3,439,025
Net income	—	—	—	107,172	—	107,172
Other comprehensive loss	—	—	—	—	(111,512)	(111,512)
Comprehensive loss	—	—	—	107,172	(111,512)	(4,340)
Dividends declared ($0.27 per common share)	—	—	—	(24,021)	—	(24,021)
Common stock activity, long-term incentive plans	—	—	5,204	31	—	5,235
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	1,004	—	—	1,004
Balance, March 31, 2021	92,947	$309,513	$1,764,145	$1,374,688	$(31,443)	$3,416,903

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
(in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$123,478	$107,172
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,177	7,083
Provision for credit losses	(22,527)	(4,911)
Gain on other real estate and foreclosed assets	(3,014)	(253)
Loss on sale of securities	87	—
Deferred tax expense	10,099	2,300
Increase in cash surrender value of life insurance contracts	(634)	(9,400)
Net decrease in loans held for sale	27,250	8,031
Net amortization of securities premium/discount	11,356	13,211
Amortization of intangible assets	3,748	4,419
Stock-based compensation expense	5,292	5,517
Net change in liability from variation margin collateral	15,828	56,744
Increase (decrease) in interest payable and other liabilities	18,512	(23,472)
Decrease in other assets	91,643	98,052
Other, net	(7,761)	(9,453)
Net cash provided by operating activities	280,534	255,040
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available for sale securities	73,219	—
Proceeds from maturities of securities available for sale	167,949	311,232
Purchases of securities available for sale	(228,454)	(1,164,798)
Proceeds from maturities of securities held to maturity	28,125	37,830
Purchases of securities held to maturity	(391,761)	(59,362)
Net (increase) decrease in short-term investments	697,625	(1,005,325)
Proceeds from sales of loans and leases	18,890	7,373
Net (increase) decrease in loans	(227,948)	101,924
Purchase of life insurance contracts	(60,000)	(45,000)
Proceeds from the surrender of life insurance contracts	—	44,045
Purchases of property and equipment	(11,353)	(4,269)
Proceeds from sales of other real estate	6,227	4,191
Other, net	3,002	5,809
Net cash provided by (used in) investing activities	75,521	(1,766,350)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	33,812	1,512,643
Net decrease in short-term borrowings	(44,759)	(14,766)
Proceeds from the issuance of long-term debt	—	22,388
Repayments of long-term debt	(79)	(3,209)
Dividends paid	(23,804)	(24,021)
Payroll tax remitted on net share settlement of equity awards	(1,396)	(494)
Proceeds from exercise of stock options	—	132
Proceeds from dividend reinvestment and stock purchase plans	881	1,004
Repurchase of shares	(18,490)	—
Net cash provided by (used in) financing activities	(53,835)	1,493,677
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	302,220	(17,633)
CASH AND DUE FROM BANKS, BEGINNING	401,201	526,306
CASH AND DUE FROM BANKS, ENDING	$703,421	$508,673
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$118	$1,799

See notes to unaudited consolidated financial statements.

HANCOCK WHITNEY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated financial statements include the accounts of Hancock Whitney Corporation and all other entities in which it has a controlling interest (the “Company”). The financial statements include all adjustments that are, in the opinion of management, necessary to fairly state the Company’s financial condition, results of operations, changes in stockholders’ equity and cash flows for the interim periods presented. The Company has also evaluated all subsequent events for potential recognition and disclosure through the date of the filing of this Quarterly Report on Form 10-Q. Some financial information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Financial information reported in these financial statements is not necessarily indicative of the Company’s financial condition, results of operations, or cash flows for any other interim or annual period.

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

Accounting Policies

There were no material changes or developments during the reporting period with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021.

Refer to Note 14 – Recent Accounting Pronouncements for a discussion of accounting standards issued but not yet adopted at March 31, 2022 and the anticipated impact to the Company’s financial statements.

2. Securities

The following tables set forth the amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities classified as available for sale and held to maturity at March 31, 2022 and December 31, 2021. Amortized cost of securities does not include accrued interest which is reflected in the accrued interest line item on the consolidated balance sheets totaling $25.9 million at March 31, 2022 and $25.5 million at December 31, 2021. During the three months ended March 31, 2022, the Company transferred securities with an aggregate fair value of $561.8 million, inclusive of an unrealized loss of $15.4 million, from the available for sale portfolio to the held to maturity portfolio; as such, the securities were recorded with an amortized cost of $561.8 million within the held to maturity portfolio. The unrealized loss is reflected in accumulated other comprehensive income and will be amortized to interest income over the remaining lives of the securities.

	March 31, 2022				December 31, 2021
		Gross	Gross			Gross	Gross
Securities Available for Sale	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$10,037	$—	$406	$9,631	$420,857	$3,781	$5,340	$419,298
Municipal obligations	214,611	1,542	519	215,634	304,536	13,184	3,562	314,158
Residential mortgage-backed securities	2,949,998	4,535	193,111	2,761,422	3,056,763	29,158	50,123	3,035,798
Commercial mortgage-backed securities	3,089,562	2,587	197,976	2,894,173	3,064,828	61,645	48,614	3,077,859
Collateralized mortgage obligations	94,294	—	3,074	91,220	119,046	1,837	—	120,883
Corporate debt securities	21,500	32	605	20,927	18,500	210	8	18,702
	$6,380,002	$8,696	$395,691	$5,993,007	$6,984,530	$109,815	$107,647	$6,986,698

	March 31, 2022				December 31, 2021
		Gross	Gross			Gross	Gross
Securities Held to Maturity	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$368,334	$—	$14,745	$353,589	$14,857	$—	$20	$14,837
Municipal obligations	696,275	5,986	7,492	694,769	621,405	37,941	205	659,141
Residential mortgage-backed securities	525,039	211	23,814	501,436	268,907	682	1,499	268,090
Commercial mortgage-backed securities	836,060	1,775	19,998	817,837	603,156	28,679	669	631,166
Collateralized mortgage obligations	62,380	47	1,009	61,418	57,426	822	—	58,248
	$2,488,088	$8,019	$67,058	$2,429,049	$1,565,751	$68,124	$2,393	$1,631,482

The following tables present the amortized cost and fair value of debt securities available for sale and held to maturity at March 31, 2022 by contractual maturity. Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateralized mortgage obligations.

Debt Securities Available for Sale	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$691	$694
Due after one year through five years	687,364	681,925
Due after five years through ten years	2,902,497	2,715,517
Due after ten years	2,789,450	2,594,871
Total available for sale debt securities	$6,380,002	$5,993,007

Debt Securities Held to Maturity	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$11,225	$11,248
Due after one year through five years	379,981	379,671
Due after five years through ten years	891,327	873,478
Due after ten years	1,205,555	1,164,652
Total held to maturity securities	$2,488,088	$2,429,049

The Company held no securities classified as trading at March 31, 2022 and December 31, 2021.

The following table presents the proceeds from, gross gains on, and gross losses on sales of securities during the three months ended March 31, 2022 and 2021. Net gains or losses are reflected in the Securities Transactions, Net line items on the Consolidated Statements of Income.

	Three Months Ended March 31,
(in thousands)	2022	2021
Proceeds	$73,219	$—
Gross gains	—	—
Gross losses	87	—
Net loss	$(87)	$—

Securities with carrying values totaling $4.2 billion and $4.0 billion were pledged as collateral at March 31, 2022 and December 31, 2021, respectively, primarily to secure public deposits or securities sold under agreements to repurchase.

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

The Company evaluates credit impairment for individual securities available for sale whose fair value was below amortized cost with a more than inconsequential risk of default and where the Company had assessed whether the decline in fair value was significant enough to suggest a credit event occurred. There were no securities that met the criteria of a credit loss event and, therefore, no allowance for credit loss was recorded in any period presented.

The fair value and gross unrealized losses for securities classified as available for sale with unrealized losses for the periods indicated follow.

Available for Sale
March 31, 2022	Losses < 12 months		Losses 12 months or >		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$9,631	$406	$—	$—	$9,631	$406
Municipal obligations	63,349	519	—	—	63,349	519
Residential mortgage-backed securities	1,359,065	65,035	1,195,222	128,076	2,554,287	193,111
Commercial mortgage-backed securities	1,762,250	91,931	802,289	106,045	2,564,539	197,976
Collateralized mortgage obligations	91,220	3,074	—	—	91,220	3,074
Corporate debt securities	15,895	605	—	—	15,895	605
	$3,301,410	$161,570	$1,997,511	$234,121	$5,298,921	$395,691

Available for Sale
December 31, 2021	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$198,318	2,305	$63,534	$3,035	$261,852	$5,340
Municipal obligations	43,021	2,372	25,126	1,190	68,147	3,562
Residential mortgage-backed securities	1,293,179	20,581	819,596	29,541	2,112,775	50,122
Commercial mortgage-backed securities	786,206	14,819	665,687	33,796	1,451,893	48,615
Collateralized mortgage obligations	—	—	—	—	—	—
Corporate debt securities	6,992	8	—	—	6,992	8
	$2,327,716	$40,085	$1,573,943	$67,562	$3,901,659	$107,647

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

The fair value and gross unrealized losses for securities classified as held to maturity with unrealized losses for the periods indicated follow.

Held to maturity
March 31, 2022	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$282,780	$11,386	$70,808	$3,360	$353,588	$14,746
Municipal obligations	124,523	3,410	42,807	4,082	167,330	7,492
Residential mortgage-backed securities	482,145	22,993	6,727	820	488,872	23,813
Commercial mortgage-backed securities	551,422	18,637	10,931	1,361	562,353	19,998
Collateralized mortgage obligations	50,719	1,009	—	—	50,719	1,009
	$1,491,589	$57,435	$131,273	$9,623	$1,622,862	$67,058

Held to maturity
December 31, 2021	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$14,837	$20	$—	$—	$14,837	$20
Municipal obligations	7,795	205	—	—	7,795	205
Residential mortgage-backed securities	253,661	1,499	—	—	253,661	1,499
Commercial mortgage-backed securities	56,366	205	11,837	464	68,203	669
Collateralized mortgage obligations	—	—	—	—	—	—
	$332,659	$1,929	$11,837	$464	$344,496	$2,393

As of March 31, 2022 and December 31, 2021, the Company had 462 and 142 securities, respectively, with market values below their cost basis. None of the unrealized losses relate primarily to the marketability of the securities or the issuer’s ability to meet contractual obligations. In all cases, the indicated impairment on these debt securities would be recovered no later than the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. The unrealized losses were deemed to be non-credit related at March 31, 2022 and December 31, 2021. The Company has adequate liquidity and, therefore does not plan to, and more likely than not, will not be required to liquidate these securities before recovery of the indicated impairment.

3. Loans and Allowance for Credit Losses

The Company generally makes loans in its market areas of south and central Mississippi; southern and central Alabama; northwest, central and south Louisiana; the northern, central and panhandle regions of Florida; certain areas of east and northeast Texas, including Houston, Beaumont, Dallas, and San Antonio; and Nashville, Tennessee.

Loans, net of unearned income, by portfolio are presented at amortized cost basis in the table below. Amortized cost does not include accrued interest, which is reflected in the accrued interest line item in the Consolidated Balance Sheets, totaling $69.3 million and $67.8 million at March 31, 2022 and December 31, 2021, respectively. Included in commercial non-real estate loans at March 31, 2022 and December 31, 2021 was $334.8 million and $531.1 million, respectively, of Paycheck Protection Program loans, described in more detail below. The following table presents loans, net of unearned income, by portfolio class at March 31, 2022 and December 31, 2021.

	March 31,	December 31,
(in thousands)	2022	2021
Commercial non-real estate	$9,584,480	$9,612,460
Commercial real estate - owner occupied	2,868,233	2,821,246
Total commercial and industrial	12,452,713	12,433,706
Commercial real estate - income producing	3,563,299	3,464,626
Construction and land development	1,286,655	1,228,670
Residential mortgages	2,462,900	2,423,890
Consumer	1,557,774	1,583,390
Total loans	$21,323,341	$21,134,282

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

Allowance for Credit Losses

The calculation of the allowance for credit losses is performed using two primary approaches: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated. The allowance for credit losses was developed using multiple Moody’s Analytics (“Moody’s") macroeconomic forecasts applied to internally developed credit models for a two year reasonable and supportable period. The following tables present activity in the allowance for credit losses (ACL) by portfolio class for the three months ended March 31, 2022 and 2021, as well as the corresponding recorded investment in loans at the end of each period.

		Commercial	Total	Commercial
	Commercial	real estate-	commercial	real estate-	Construction
	non-real	owner	and	income	and land	Residential
(in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total
	Three Months Ended March 31, 2022
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$95,888	$53,433	$149,321	$108,058	$22,102	$30,623	$31,961	$342,065
Charge-offs	(2,659)	—	(2,659)	(4)	—	(42)	(2,680)	(5,385)
Recoveries	2,142	389	2,531	878	68	61	1,528	5,066
Net provision for loan losses	(8,072)	(5,361)	(13,433)	(3,565)	(1,082)	(4,307)	(1,516)	(23,903)
Ending balance - allowance for loan losses	$87,299	$48,461	$135,760	$105,367	$21,088	$26,335	$29,293	$317,843
Reserve for unfunded lending commitments:
Beginning balance	$4,522	$323	$4,845	$1,694	$21,907	$22	$866	$29,334
Provision for losses on unfunded commitments	(246)	108	(138)	453	474	(3)	590	1,376
Ending balance - reserve for unfunded lending commitments	4,276	431	4,707	2,147	22,381	19	1,456	30,710
Total allowance for credit losses	$91,575	$48,892	$140,467	$107,514	$43,469	$26,354	$30,749	$348,553
Allowance for loan losses:
Individually evaluated	$112	$32	$144	$20	$20	$408	$174	$766
Collectively evaluated	87,187	48,429	135,616	105,347	21,068	25,927	29,119	317,077
Allowance for loan losses	$87,299	$48,461	$135,760	$105,367	$21,088	$26,335	$29,293	$317,843
Reserve for unfunded lending commitments:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	4,276	431	4,707	2,147	22,381	19	1,456	30,710
Reserve for unfunded lending commitments:	$4,276	$431	$4,707	$2,147	$22,381	$19	$1,456	$30,710
Total allowance for credit losses	$91,575	$48,892	$140,467	$107,514	$43,469	$26,354	$30,749	$348,553
Loans:
Individually evaluated	$1,742	$951	$2,693	$1,309	$122	$4,534	$929	$9,587
Collectively evaluated	9,582,738	2,867,282	12,450,020	3,561,990	1,286,533	2,458,366	1,556,845	21,313,754
Total loans	$9,584,480	$2,868,233	$12,452,713	$3,563,299	$1,286,655	$2,462,900	$1,557,774	$21,323,341

In arriving at the March 31, 2022 allowance, the Company weighted the March 2022 baseline economic forecast, which Moody’s defines as the “most likely outcome” based on current conditions and its view of where the economy is headed, with a 40% probability. The March 31, 2022 baseline scenario assumes COVID-19 infections have already abated; the disruption to the U.S. economy from the Russian invasion of Ukraine will be limited and temporary; the legislature passes a $600 billion social and climate package; full-employment economy being achieved in late 2022 or early 2023; GDP continues to grow between 3%-3.5% in 2022 and 2023; and the Federal Reserve has four 25-basis point interest rate increases in 2022. Alternative Moody’s forecast scenarios have varying depictions of economic performance as compared to the baseline. Consistent with our December 31, 2021 calculation, management determined that assumptions provided for in the downside slower near-term growth (S-2) to be somewhat more likely than the baseline scenario; as such, the S-2 scenario was given a 60% probability weighting in the allowance for credit losses calculation at March 31, 2022. The S-2 scenario assumes that, when compared to baseline, the conflict between Russian and Ukraine spans longer than anticipated and that global supply chain issues worsen, prompting a higher rate of inflation, and as a result, the Federal Reserve raises interest rates more often, generating corrections in equity markets and declines in spending. Further, the S-2 scenario assumes the economic legislation package will be less effective; unemployment begins to rise in the second quarter of 2022, with the return to full employment not occurring until the fourth quarter of 2023; and the number of COVID-19 cases slows consumer spending on retail goods and travel and leisure activities. Despite the lingering economic effects of the COVID-19 pandemic and the emergence of new risks stemming from geopolitical conflict, overall credit loss outlook on our portfolio has not changed materially since year-end. Positive economic indicators of growth in our markets, continued improvements in our asset quality metrics and minimal credit losses in recent periods allowed for a release of credit loss reserves across all portfolios at March 31, 2022.

		Commercial	Total	Commercial
	Commercial	real estate-	commercial	real estate-	Construction
	non-real	owner	and	income	and land	Residential
(in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total
	Three Months Ended March 31, 2021
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$149,693	$69,134	$218,827	$109,474	$26,462	$48,842	$46,572	$450,177
Charge-offs	(17,512)	(347)	(17,859)	(194)	(248)	(109)	(3,694)	(22,104)
Recoveries	1,899	37	1,936	—	159	206	1,549	3,850
Net provision for loan losses	(5,144)	(2,301)	(7,445)	6,899	(1,200)	(6,420)	603	(7,563)
Ending balance - allowance for loan losses	$128,936	$66,523	$195,459	$116,179	$25,173	$42,519	$45,030	$424,360
Reserve for unfunded lending commitments:
Beginning balance	$4,529	$381	$4,910	$1,099	$22,694	$19	$1,185	$29,907
Provision for losses on unfunded commitments	2,642	131	2,773	439	(617)	3	54	2,652
Ending balance - reserve for unfunded lending commitments	7,171	512	7,683	1,538	22,077	22	1,239	32,559
Total allowance for credit losses	$136,107	$67,035	$203,142	$117,717	$47,250	$42,541	$46,269	$456,919

Allowance for loan losses:
Individually evaluated for impairment	$4,564	$1,242	$5,806	$22	$21	$486	$739	$7,074
Collectively evaluated for impairment	124,372	65,281	189,653	116,157	25,152	42,033	44,291	417,286
Allowance for loan losses	$128,936	$66,523	$195,459	$116,179	$25,173	$42,519	$45,030	$424,360
Reserve for unfunded lending commitments:
Individually evaluated	$190	$51	$241	$—	$—	$—	$—	$241
Collectively evaluated	6,981	461	7,442	1,538	22,077	22	1,239	32,318
Reserve for unfunded lending commitments:	$7,171	$512	$7,683	$1,538	$22,077	$22	$1,239	$32,559
Total allowance for credit losses	$136,107	$67,035	$203,142	$117,717	$47,250	$42,541	$46,269	$456,919
Loans:
Individually evaluated for impairment	$20,132	$10,047	$30,179	$4,363	$131	$5,241	$2,779	$42,693
Collectively evaluated for impairment	10,071,210	2,785,057	12,856,267	3,406,665	1,122,010	2,483,551	1,753,673	21,622,166
Total loans	$10,091,342	$2,795,104	$12,886,446	$3,411,028	$1,122,141	$2,488,792	$1,756,452	$21,664,859

The modest release across most portfolios during the first quarter of 2021 reflects the improvements in the economic forecast. The continued elevated allowance level was a result of uncertainty surrounding future performance as the impact of stimulus diminishes and modifications expire. In arriving at the allowance for credit losses at March 31, 2021, the Company weighted the baseline economic forecast at 65% and the downside slower near-term growth scenario S-2 at 35%.

Nonaccrual loans and loans modified in troubled debt restructurings

The following table shows the composition of nonaccrual loans and those without an allowance for loan loss, by portfolio class.

	March 31,		December 31,
	2022		2021
(in thousands)	Total nonaccrual	Nonaccrual without allowance for loan loss	Total nonaccrual	Nonaccrual without allowance for loan loss
Commercial non-real estate	$5,312	$1,247	$6,974	$1,264
Commercial real estate - owner occupied	2,749	716	4,921	729
Total commercial and industrial	8,061	1,963	11,895	1,993
Commercial real estate - income producing	1,956	1,233	5,458	5,207
Construction and land development	584	—	844	—
Residential mortgages	22,744	1,287	25,439	1,997
Consumer	9,094	5	11,887	48
Total loans	$42,439	$4,488	$55,523	$9,245

Nonaccrual loans include nonaccruing loans modified in troubled debt restructurings (“TDRs”) of $3.6 million and $6.8 million at March 31, 2022 and December 31, 2021, respectively. Total TDRs, both accruing and nonaccruing, were $6.5 million at March 31, 2022 and $10.6 million at December 31, 2021. All TDRs are individually evaluated for credit loss. At March 31, 2022 and December 31, 2021, the Company had no unfunded commitments to borrowers whose loan terms have been modified in a TDR.

The table below provides detail by portfolio class TDRs that were modified during the three months ended March 31, 2022 and 2021. All such loans are individually evaluated for credit loss.

	Three Months Ended
($ in thousands)	March 31, 2022			March 31, 2021
Troubled Debt Restructurings:	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial non-real estate	—	$—	$—	3	$6,935	$6,935
Commercial real estate - owner occupied	—	—	—	—	—	—
Total commercial and industrial	—	—	—	3	6,935	6,935
Commercial real estate - income producing	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Residential mortgages	2	110	115	1	210	210
Consumer	2	73	73	1	54	54
Total loans	4	$183	$188	5	$7,199	$7,199

The TDRs modified during the three months ended March 31, 2022 reflected in the table above include $0.1 million of loans with interest rate reduction and $0.1 million with other modifications. The TDRs modified during the three months ended March 31, 2021 include $1.9 million of loans with extended amortization terms or other payment concessions, and $5.3 million with other modifications.

Two commercial non-real estate loans totaling $3.1 million that defaulted during the three months period ended March 31, 2022 had been modified in a TDR during the twelve months prior to default. One residential loan totaling $0.6 million that defaulted during the three months ended March 31, 2021 had been modified in a TDR during the twelve months prior to default.

The TDR disclosures for the three months ended March 31, 2021 do not include loans eligible for exclusion from TDR assessment under Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which expired on December 31, 2021. Any such loan having an eligible modification was reported in the aging analysis that follows based on the modified terms.

Aging Analysis

The tables below present the aging analysis of past due loans by portfolio class at March 31, 2022 and December 31, 2021.

March 31, 2022	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
(in thousands)
Commercial non-real estate	$7,206	$2,033	$5,247	$14,486	$9,569,994	$9,584,480	$701
Commercial real estate - owner occupied	2,443	1,245	3,153	6,841	2,861,392	2,868,233	1,721
Total commercial and industrial	9,649	3,278	8,400	21,327	12,431,386	12,452,713	2,422
Commercial real estate - income producing	1,769	9	1,870	3,648	3,559,651	3,563,299	—
Construction and land development	8,470	99	333	8,902	1,277,753	1,286,655	3
Residential mortgages	29,874	2,766	9,723	42,363	2,420,537	2,462,900	209
Consumer	7,093	2,743	4,666	14,502	1,543,272	1,557,774	1,634
Total	$56,855	$8,895	$24,992	$90,742	$21,232,599	$21,323,341	$4,268

December 31, 2021	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
(in thousands)
Commercial non-real estate	$8,381	$3,123	$7,041	$18,545	$9,593,915	$9,612,460	$2,818
Commercial real estate - owner occupied	704	653	1,563	2,920	2,818,326	2,821,246	142
Total commercial and industrial	9,085	3,776	8,604	21,465	12,412,241	12,433,706	2,960
Commercial real estate - income producing	281	107	5,307	5,695	3,458,931	3,464,626	—
Construction and land development	2,624	1,022	587	4,233	1,224,437	1,228,670	83
Residential mortgages	23,306	4,638	15,339	43,283	2,380,607	2,423,890	310
Consumer	6,806	2,805	7,447	17,058	1,566,332	1,583,390	2,171
Total	$42,102	$12,348	$37,284	$91,734	$21,042,548	$21,134,282	$5,524

Credit Quality Indicators

The following tables present the credit quality indicators by segment and portfolio class of loans at March 31, 2022 and December 31, 2021. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process.

	March 31, 2022
(in thousands)	Commercial non-real estate	Commercial real estate - owner- occupied	Total commercial and industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$9,223,834	$2,707,795	$11,931,629	$3,494,699	$1,260,421	$16,686,749
Pass-Watch	186,008	72,436	258,444	50,088	24,916	333,448
Special Mention	52,307	19,770	72,077	3,615	566	76,258
Substandard	122,331	68,232	190,563	14,897	752	206,212
Doubtful	—	—	—	—	—	—
Total	$9,584,480	$2,868,233	$12,452,713	$3,563,299	$1,286,655	$17,302,667

	December 31, 2021
(in thousands)	Commercial non-real estate	Commercial real estate - owner- occupied	Total commercial and industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$9,279,719	$2,650,399	$11,930,118	$3,373,099	$1,216,177	$16,519,394
Pass-Watch	157,815	86,133	243,948	67,157	9,289	320,394
Special Mention	43,344	23,377	66,721	4,466	1,909	73,096
Substandard	131,582	61,337	192,919	19,904	1,295	214,118
Doubtful	—	—	—	—	—	—
Total	$9,612,460	$2,821,246	$12,433,706	$3,464,626	$1,228,670	$17,127,002

	March 31, 2022			December 31, 2021
(in thousands)	Residential mortgage	Consumer	Total	Residential mortgage	Consumer	Total
Performing	$2,438,792	$1,547,751	$3,986,543	$2,396,282	$1,570,516	$3,966,798
Nonperforming	24,108	10,023	34,131	27,608	12,874	40,482
Total	$2,462,900	$1,557,774	$4,020,674	$2,423,890	$1,583,390	$4,007,280

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

Vintage Analysis

The following tables presents credit quality disclosures of amortized cost by segment and vintage for term loans and by revolving and revolving converted to amortizing at March 31, 2022 and December 31, 2021. The Company defines vintage as the later of origination, renewal or restructure date.

	Term Loans
	Amortized Cost Basis by Origination Year
March 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
(in thousands)
Commercial Loans:
Pass	$1,326,731	$4,549,370	$2,750,447	$1,801,058	$1,068,711	$2,043,133	$3,072,931	$74,369	$16,686,749
Pass-Watch	21,757	57,011	24,746	42,969	43,367	79,352	59,453	4,792	333,448
Special Mention	4,110	13,566	5,128	8,612	12,472	12,378	19,536	456	76,258
Substandard	31,450	24,783	36,877	37,591	15,382	36,110	23,046	973	206,212
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$1,384,048	$4,644,730	$2,817,198	$1,890,230	$1,139,932	$2,170,973	$3,174,966	$80,590	$17,302,667
Residential Mortgage and Consumer Loans:
Performing	$170,543	$557,335	$486,997	$314,321	$197,414	$1,131,990	$1,123,451	$4,492	$3,986,543
Nonperforming	30	1,250	1,027	2,299	3,360	25,096	746	323	34,131
Total Consumer Loans	$170,573	$558,585	$488,024	$316,620	$200,774	$1,157,086	$1,124,197	$4,815	$4,020,674

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
(in thousands)
Commercial Loans:
Pass	$4,946,459	$3,008,160	$2,035,849	$1,212,306	$937,639	$1,296,382	$3,002,064	$80,535	$16,519,394
Pass-Watch	68,421	19,467	31,598	45,846	27,188	69,310	52,850	5,714	320,394
Special Mention	17,536	2,683	10,296	12,410	10,669	3,656	9,603	6,243	73,096
Substandard	43,895	43,494	36,763	14,664	28,337	16,125	20,358	10,482	214,118
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$5,076,311	$3,073,804	$2,114,506	$1,285,226	$1,003,833	$1,385,473	$3,084,875	$102,974	$17,127,002
Residential Mortgage and Consumer Loans:
Performing	$580,813	$467,497	$355,833	$223,494	$320,344	$892,361	$1,120,461	$5,995	$3,966,798
Nonperforming	565	951	2,018	4,465	4,719	24,365	1,432	1,967	40,482
Total Consumer Loans	$581,378	$468,448	$357,851	$227,959	$325,063	$916,726	$1,121,893	$7,962	$4,007,280

Residential Mortgage Loans in Process of Foreclosure

Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. Included in loans at March 31, 2022 and December 31, 2021 were $5.6 million and $4.4 million, respectively, of consumer loans secured by single family residential real estate that were in process of foreclosure. In addition to the single family residential real estate loans in process of foreclosure, the Company also held $2.4 million of foreclosed single family residential properties in other real estate owned at March 31, 2022 and December 31, 2021.

Loans Held for Sale

Loans held for sale totaled $59.9 million and $93.1 million at March 31, 2022 and December 31, 2021, respectively. Loans held for sale is composed primarily of mortgage loans originated for sale in the secondary market. At March 31, 2022, residential mortgage loans carried at the fair value option totaled $25.0 million with an unpaid principal balance of $25.1 million. At December 31, 2021, residential mortgage loans carried at the fair value option totaled $41.0 million with an unpaid principal balance of $40.1 million. All other loans held for sale are carried at lower of cost or market.

4. Securities Sold under Agreements to Repurchase

Included in short-term borrowings are securities sold under agreements to repurchase that mature daily and are secured by U.S. agency securities totaling $518.0 million and $563.2 million at March 31, 2022 and December 31, 2021, respectively. The Company borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury management services offered to its deposit customers. As the Company maintains effective control over assets sold under agreements to repurchase, the securities continue to be carried on the consolidated statements of financial condition. Because the Company acts as borrower transferring assets to the counterparty, and the agreements mature daily, the Company’s risk is limited.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional or contractual amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at March 31, 2022 and December 31, 2021.

		March 31, 2022			December 31, 2021
			Derivative (1)			Derivative (1)
(in thousands)	Type of Hedge	Notional or Contractual Amount	Assets	Liabilities	Notional or Contractual Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate loans	Cash Flow	$1,325,000	$1,336	$36,930	$1,125,000	$5,884	$4,421
Interest rate swaps - securities	Fair Value	1,694,650	60,693	—	1,837,650	22,138	10,690
		3,019,650	62,029	36,930	2,962,650	28,022	15,111
Derivatives not designated as hedging instruments:
Interest rate swaps	N/A	5,188,151	84,071	82,835	5,193,991	75,819	75,861
Risk participation agreements	N/A	235,301	5	16	217,437	11	35
Interest rate-lock commitments on residential mortgage loans	N/A	66,675	585	132	82,037	1,525	1
Forward commitments to sell residential mortgage loans	N/A	31,306	55	168	46,739	1	645
To Be Announced (TBA) securities	N/A	42,750	736	7	55,000	15	53
Foreign exchange forward contracts	N/A	57,213	452	358	48,364	778	758
Visa Class B derivative contract	N/A	43,439	—	3,516	43,439	—	4,116
		5,664,835	85,904	87,032	5,687,007	78,149	81,469
Total derivatives		$8,684,485	$147,933	$123,962	$8,649,657	$106,171	$96,580
Less: netting adjustment (2)			(88,275)	(45,705)		(30,304)	(61,534)
Total derivative assets/liabilities			$59,658	$78,257		$75,867	$35,046

(1)
Derivative assets and liabilities are reported at fair value in other assets or other liabilities, respectively, in the consolidated balance sheets.
(2)
Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty. See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans. For each agreement, the Company receives interest at a fixed rate and pays at a variable rate. The Company terminated six swap agreements in 2021 and received cash of approximately $23.7 million, which was recorded as accumulated other comprehensive income and is being accreted into earnings through the original maturity dates of the respective contracts. The notional amounts of the swap agreements in place at March 31, 2022 expire as follows: $425 million in 2022; $150 million in 2023; $250 million in 2026; $400 million in 2027 and $100 million thereafter.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps on securities available for sale

The Company is party to forward-starting fixed payer swaps that convert the latter portion of the term of certain available for sale securities to a floating rate. These derivative instruments are designated as fair value hedges of interest rate risk. This strategy provides the Company with a fixed rate coupon during the front-end unhedged tenor of the bonds and results in a floating rate security during the back-end hedged tenor with hedged start dates between October 2023 through July 2026, and maturity dates from December 2027 through March 2032. The fair value of the hedged item attributable to interest rate risk will be presented in interest income along with the change in the fair value of the hedging instrument.

The majority of the hedged available for sale securities is a closed portfolio of pre-payable commercial mortgage backed securities. In accordance with ASC 815, prepayment risk may be excluded when measuring the change in fair value of such hedged items attributable to interest rate risk under the last-of-layer approach. At March 31, 2022, the amortized cost basis of the closed portfolio of pre-payable commercial mortgage backed securities totaled $1.9 billion. The amount that represents the hedged items was $1.6 billion and the basis adjustment associated with the hedged items totaled $60.2 million.

The Company terminated four fair value swap agreements during the three months ended March 31, 2022 and received cash of approximately $6.5 million. At the time of termination, the value of the swap was recorded as an adjustment to the book value of the underlying security thereby changing its current book yield and extending its duration.

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

The contract includes a contingent accelerated termination clause based on the credit ratings of the Company. At March 31, 2022 and December 31, 2021, the fair value of the liability associated with this contract was $3.5 million and $4.1 million, respectively. Refer to Note 13 – Fair Value of Financial Instruments for discussion of the valuation inputs and process for this derivative liability.

Effect of Derivative Instruments on the Statements of Income

The effects of derivative instruments on the consolidated statements of income for the three ended March 31, 2022 and 2021 are presented in the table below.

		Three Months Ended
		March 31,
Derivative Instruments:	Location of Gain (Loss) Recognized in the Statements of Income:	2022	2021
Cash flow hedges:
Variable rate loans	Interest income - loans	$6,754	$6,136
Fair value hedges:
Securities	Interest income - securities - taxable	1,158	83
Securities - termination	Noninterest income - securities transactions, net	1,620	—
Derivatives not designated as hedging:
Residential mortgage banking	Noninterest income - secondary mortgage market operations	1,192	—
Customer and all other instruments	Noninterest income - other noninterest income	2,349	5,035
Total gain		$13,073	$11,254

Credit Risk-Related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as a downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. At March 31, 2022, the Company is not in violation of any such provisions. The aggregate fair value of derivative instruments with credit risk-related contingent features that were in a net liability position at March 31, 2022 and December 31, 2021 was $0.6 million and $49.4 million, respectively, for which the Company had posted collateral of $0.7 million and $15.0 million, respectively.

Offsetting Assets and Liabilities

The Bank’s derivative instruments with certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero. Agreements with certain bilateral counterparties require both parties to maintain collateral in the event that the fair values of derivative instruments exceed established exposure thresholds. For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses. Offsetting information in regards to all derivative assets and liabilities, including accrued interest, subject to these master netting agreements at March 31, 2022 and December 31, 2021 is presented in the following tables.

(in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts Recognized	Offset in the Statement of Financial Condition	Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
As of March 31, 2022
Derivative Assets	$133,175	$(87,894)	$45,281	$3,796	$48,163	$89,648
Derivative Liabilities	$49,810	$(46,014)	$3,796	$3,796	$—	$—

(in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts Recognized	Offset in the Statement of Financial Condition	Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
As of December 31, 2021
Derivative Assets	$36,790	$(29,882)	$6,908	$6,908	$—	$—
Derivative Liabilities	$85,448	$(63,204)	$22,244	$6,908	$66,207	$(50,871)

The Company has excess posted collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

6. Stockholders’ Equity

Common Shares Outstanding

Common shares outstanding excludes treasury shares totaling 5.4 million at March 31, 2022 and 5.1 million at December 31, 2021, with a first-in-first-out cost basis of $193.8 million and $175.8 million at March 31, 2022 and December 31, 2021, respectively. Shares outstanding also excludes unvested restricted share awards totaling 1.1 million at March 31, 2022 and December 31, 2021.

Stock Buyback Program

On April 22, 2021, the Company’s board of directors approved a stock buyback program whereby the Company is authorized to repurchase up to 4.3 million shares of its common stock through the program’s expiration date of December 31, 2022. The program allows the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions. The Company is not obligated to purchase any shares under this program, and the board of directors has the ability to terminate or amend the program at any time prior to the expiration date. During the first quarter of 2022, the Company repurchased 350,000 shares of its common stock at an average cost of $52.82 per share, inclusive of commissions. To date, the Company has repurchased 799,876 shares at an average cost of $50.36 under this program.

Accumulated Other Comprehensive Income (Loss)

A roll forward of the components of AOCI is included as follows:

	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Cash Flow Hedges	Equity Method Investment	Total
(in thousands)
Balance, December 31, 2020	$171,224	$276	$(125,573)	$39,511	$(5,369)	$80,069
Net change in unrealized gain or loss	(141,800)	—	—	(4,152)	462	(145,490)
Reclassification of net income or loss realized and included in earnings	—	—	1,954	(6,136)	4,468	286
Amortization of unrealized net gain on securities transferred to HTM	—	(56)	—	—	—	(56)
Income tax expense (benefit)	(31,862)	(13)	439	(2,312)	—	(33,748)
Balance, March 31, 2021	$61,286	$233	$(124,058)	$31,535	$(439)	$(31,443)
Balance, December 31, 2021	$11,037	$153	$(80,946)	$16,284	$(463)	$(53,935)
Net change in unrealized gain or loss	(358,190)	—	—	(33,182)	468	(390,904)
Reclassification of net income or loss realized and included in earnings	1,707	—	1,209	(6,754)	—	(3,838)
Transfer of net unrealized loss from AFS to HTM securities portfolio	15,405	(15,405)	—	—	—	—
Amortization of unrealized net gain or loss on securities transferred to HTM	—	261	—	—	—	261
Income tax expense (benefit)	(76,981)	(3,418)	273	(9,014)	—	(89,140)
Balance, March 31, 2022	$(253,060)	$(11,573)	$(80,010)	$(14,638)	$5	$(359,276)

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

The following table shows the line items in the consolidated statements of income affected by amounts reclassified from AOCI.

	Three Months Ended
Amount reclassified from AOCI (a)	March 31,		Affected line item on
(in thousands)	2022	2021	the statement of income
Loss on sale of AFS securities	$(1,707)	$—	Noninterest income
Tax effect	385	—	Income taxes
Net of tax	(1,322)	—	Net income
Amortization of unrealized net gain (loss) on securities transferred to HTM	(261)	56	Interest income
Tax effect	59	(13)	Income taxes
Net of tax	(202)	43	Net income
Amortization of defined benefit pension and post-retirement items	(1,209)	(1,954)	Other noninterest expense (b)
Tax effect	273	439	Income taxes
Net of tax	(936)	(1,515)	Net income
Reclassification of unrealized gain on cash flow hedges	3,875	6,136	Interest income
Tax effect	(875)	(1,379)	Income taxes
Net of tax	3,000	4,757	Net income
Amortization of gain (loss) on terminated cash flow hedges	2,879	—	Interest income
Tax effect	(650)	—	Income taxes
Net of tax	2,229	—	Net income
Reclassification of unrealized loss on equity method investment	(468)	(4,468)	Noninterest income
Tax effect	—	—	Income taxes
Net of tax	(468)	(4,468)	Net income
Total reclassifications, net of tax	$2,301	$(1,183)	Net income

(a)
Amounts in parentheses indicate reduction in net income.

7. Other Noninterest Income

Components of other noninterest income are as follows:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Income from bank-owned life insurance	$3,545	$7,281
Credit related fees	2,669	2,844
Income from derivatives	2,349	5,035
Other miscellaneous	6,434	492
Total other noninterest income	$14,997	$15,652

8. Other Noninterest Expense

Components of other noninterest expense are as follows:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Corporate value and franchise taxes	$4,248	$4,464
Telecommunications and postage	2,925	3,318
Advertising	3,166	2,486
Entertainment and contributions	2,961	1,448
Tax credit investment amortization	1,004	1,112
Printing and supplies	1,003	978
Travel expense	660	357
Net other retirement expense	(6,772)	(6,545)
Other miscellaneous	9,045	6,130
Total other noninterest expense	$18,240	$13,748

9. Earnings Per Common Share

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

A summary of the information used in the computation of earnings per common share follows.

	Three Months Ended
	March 31,
(in thousands, except per share data)	2022	2021
Numerator:
Net income to common shareholders	$123,478	$107,172
Net income allocated to participating securities - basic and diluted	1,918	2,337
Net income allocated to common shareholders - basic and diluted	$121,560	$104,835
Denominator:
Weighted-average common shares - basic	86,660	86,752
Dilutive potential common shares	276	53
Weighted-average common shares - diluted	86,936	86,805
Earnings per common share:
Basic	$1.40	$1.21
Diluted	$1.40	$1.21

Potential common shares consist of stock options, nonvested performance-based awards, nonvested restricted stock units, and nonvested restricted share awards deferred under the Company’s nonqualified deferred compensation plan. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be antidilutive, i.e., increase earnings per share or reduce a loss per share. For the three months ended March 31, 2022 and 2021, antidilutive potential common shares with weighted averages of 231 and 7,191, respectively, were excluded from the computation of earnings per common share.

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

The following tables show the components of net periodic benefit cost included in expense for the periods indicated.

			Other Post-
(in thousands)	Pension Benefits		Retirement Benefits
For the Three Months Ended March 31,	2022	2021	2022	2021
Service cost	$2,800	$3,450	$25	$27
Interest cost	3,417	3,460	77	99
Expected return on plan assets	(11,475)	(12,058)	—	—
Amortization of net (gain) or loss and prior service costs	1,348	2,100	(139)	(146)
Net reduction of periodic benefit cost	$(3,910)	$(3,048)	$(37)	$(20)

During 2021, the Company completed a Voluntary Early Retirement Incentive Program (VERIP), which was accepted by approximately 260 eligible Pension Plan participants. The event constituted a curtailment of the Pension Plan and resulted in a re-measurement of the projected benefit obligation at April 30, 2021. The program had two components: a supplemental cash incentive, substantially all of which was paid through the Pension Plan with existing plan assets, and coverage in a post-retirement medical plan, with each component having specific age and years of service requirements.

11. Share-Based Payment Arrangements

The Company maintains incentive compensation plans that provide for awards of share-based compensation to employees and directors. These plans have been approved by the Company’s shareholders. Detailed descriptions of these plans were included in Note 18 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

At March 31, 2022, the Company had 9,106 outstanding and exercisable stock options, with a weighted average exercise price of $33.62, weighted average remaining contractual term of less than one year and an aggregate intrinsic value of $0.2 million. During the three months ended March 31, 2022, there were no exercises of stock options.

The Company’s restricted and performance-based share awards to certain employees and directors are subject to service requirements. A summary of the status of the Company’s nonvested restricted stock units and restricted and performance-based share awards at March 31, 2022 are presented in the following table.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2022	1,453,085	$34.58
Granted	505,735	52.77
Vested	(81,592)	34.74
Forfeited	(64,180)	33.14
Nonvested at March 31, 2022	1,813,048	$39.70

At March 31, 2022, there was $61.5 million of total unrecognized compensation expense related to nonvested restricted and performance share awards and units expected to vest in the future. This compensation is expected to be recognized in expense over a weighted average period of 3.3 years. The total fair value of shares that vested during the three months ended March 31, 2022 was $2.2 million.

During the three months ended March 31, 2022, the Company granted 411,711 restricted stock units (RSUs) to certain eligible employees. Unlike restricted share awards (RSAs), which comprise the majority of the unvested share-based compensation awards, the holders of unvested restricted stock units have no rights as a shareholder of the Company, including voting or dividend rights. The Company has elected to award dividend equivalents on each restricted stock unit. Such dividend equivalents are forfeited should the employee terminate employment prior to the vesting of the RSU.

During the three months ended March 31, 2022, the Company granted 36,475 performance share awards subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $61.47 per share and 36,475 performance shares subject to an operating earnings per share performance metric with a grant date fair value of $47.36 per share to key members of executive management. The number of performance shares subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 50 regional banks. The fair value of the performance shares subject to TSR at the grant date was determined using a Monte Carlo simulation method. The number of performance shares subject to operating earnings per share that ultimately vest will be based on the Company’s attainment of certain operating earnings per share goals over the two-year performance period. The maximum number of performance shares that could vest is 200% of the target award. Compensation expense for these performance shares is recognized on a straight line basis over the three-year service period.

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

The contract amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. The Company had a reserve for unfunded lending commitments of $30.7 million and $29.3 million at March 31, 2022 and December 31, 2021, respectively.

The following table presents a summary of the Company’s off-balance sheet financial instruments as of March 31, 2022 and December 31, 2021:

	March 31,	December 31,
(in thousands)	2022	2021
Commitments to extend credit	$9,612,025	$9,444,803
Letters of credit	382,067	396,956

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present for each of the fair value hierarchy levels the Company’s financial assets and liabilities that are measured at fair value on a recurring basis in the consolidated balance sheets at March 31, 2022 and December 31, 2021:

	March 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$9,631	$—	$9,631
Municipal obligations	—	215,634	—	215,634
Corporate debt securities	—	20,927	—	20,927
Residential mortgage-backed securities	—	2,761,422	—	2,761,422
Commercial mortgage-backed securities	—	2,894,173	—	2,894,173
Collateralized mortgage obligations	—	91,220	—	91,220
Total available for sale securities	—	5,993,007	—	5,993,007
Mortgage loans held for sale	—	25,046	—	25,046
Derivative assets (1)	—	59,658	—	59,658
Total recurring fair value measurements - assets	$—	$6,077,711	$—	$6,077,711
Liabilities
Derivative liabilities (1)	$—	$74,741	$3,516	$78,257
Total recurring fair value measurements - liabilities	$—	$74,741	$3,516	$78,257

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$419,298	$—	$419,298
Municipal obligations	—	314,158	—	314,158
Corporate debt securities	—	18,702	—	18,702
Residential mortgage-backed securities	—	3,035,798	—	3,035,798
Commercial mortgage-backed securities	—	3,077,859	—	3,077,859
Collateralized mortgage obligations	—	120,883	—	120,883
Total available for sale securities	—	6,986,698	—	6,986,698
Mortgage loans held for sale		41,022		41,022
Derivative assets (1)	—	75,867	—	75,867
Total recurring fair value measurements - assets	$—	$7,103,587	$—	$7,103,587
Liabilities
Derivative liabilities (1)	$—	$30,930	$4,116	$35,046
Total recurring fair value measurements - liabilities	$—	$30,930	$4,116	$35,046

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

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements

The table below presents a rollforward of the amounts on the consolidated balance sheets for the three months ended March 31, 2022 and the year ended December 31, 2021 for financial instruments of a material nature that are classified within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis:

(in thousands)
Balance at December 31, 2020	$5,645
Cash settlement	(1,767)
Losses included in earnings	238
Balance at December 31, 2021	4,116
Cash settlement	(634)
Losses included in earnings	34
Balance at March 31, 2022	$3,516

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

($ in thousands)
Fair Value
Level 3 Class	March 31, 2022	December 31, 2021
Derivative liability	$3,516	$4,116
Valuation technique	Discounted cash flow	Discounted cash flow
Unobservable inputs:
Visa Class A appreciation - range	6%-12%	6%-12%
Visa Class A appreciation - weighted average	9%	9%
Conversion rate - range	1.62x-1.60x	1.62x-1.60x
Conversion rate -weighted average	1.6091x	1.6091x
Time until resolution	3-21 months	3-24 months

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

	March 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent loans individually evaluated for credit loss	$—	$4,861	$—	$4,861
Other real estate owned and foreclosed assets, net	—	—	6,345	6,345
Total nonrecurring fair value measurements	$—	$4,861	$6,345	$11,206

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent loans individually evaluated for credit loss	$—	$13,253	$—	$13,253
Other real estate owned and foreclosed assets, net	—	—	7,533	7,533
Total nonrecurring fair value measurements	$—	$13,253	$7,533	$20,786

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

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amounts:

	March 31, 2022
				Total Fair	Carrying
(in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$3,836,431	$—	$—	$3,836,431	$3,836,431
Available for sale securities	—	5,993,007	—	5,993,007	5,993,007
Held to maturity securities	—	2,429,049	—	2,429,049	2,488,088
Loans, net	—	4,861	20,501,931	20,506,792	21,005,498
Loans held for sale	—	59,877	—	59,877	59,877
Derivative financial instruments	—	59,658	—	59,658	59,658
Financial liabilities:
Deposits	$—	$—	$30,454,443	$30,454,443	$30,499,709
Federal funds purchased	2,350	—	—	2,350	2,350
Securities sold under agreements to repurchase	517,952	—	—	517,952	517,952
FHLB short-term borrowings	—	1,105,633	—	1,105,633	1,100,000
Long-term debt	—	231,781	—	231,781	240,454
Derivative financial instruments	—	74,741	3,516	78,257	78,257

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Carrying Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$4,231,836	$—	$—	$4,231,836	$4,231,836
Available for sale securities	—	6,986,698	—	6,986,698	6,986,698
Held to maturity securities	—	1,631,482	—	1,631,482	1,565,751
Loans, net	—	13,253	20,720,568	20,733,821	20,792,217
Loans held for sale	—	93,069	—	93,069	93,069
Derivative financial instruments	—	75,867	—	75,867	75,867
Financial liabilities:
Deposits	$—	$—	$30,432,646	$30,432,646	$30,465,897
Federal funds purchased	1,850	—	—	1,850	1,850
Securities sold under agreements to repurchase	563,211	—	—	563,211	563,211
FHLB short-term borrowings	—	1,119,026	—	1,119,026	1,100,000
Long-term debt	—	253,677	—	253,677	244,220
Derivative financial instruments	—	30,930	4,116	35,046	35,046

14. Recent Accounting Pronouncements

Accounting Standards Issued But Not Yet Adopted

In March 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-01, "Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method," to provide clarification of and expand upon certain provisions of Topic 815 that became effective with the issuance of ASU 2017-12. The amendments in this update include the following provisions: (1) expand the current last-of-layer method to allow multiple hedged layers of a single closed portfolio and, accordingly, renaming the last-of-layer method to the portfolio layer method; (2) expand the scope of the portfolio layer method to include nonprepayable financial assets; (3) specify that eligible hedging instruments in a single-layer hedge may include spot-starting or forward-starting constant-notional swaps, or spot or forward-starting amortizing-notional swaps and that the number of hedged layers corresponds with the number of hedges designated; (4) provide additional guidance on the accounting for and disclosure of hedge basis adjustments that are applicable to the portfolio layer method whether a single hedged layer or multiple hedged layers are designated, and; (5) specify how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. The amendments in this update apply to all entities that elect to apply the portfolio layer method of hedge accounting in accordance with Topic 815.

The amendments in this Update are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted on any date on or after the issuance of this update, with the effect of adopting the amendments related to basis adjustments reflected as of the beginning of the fiscal year of adoption (that is, the initial application date). Upon adoption, any entity may designate multiple hedged layers of a single closed portfolio solely on a prospective basis. All entities are required to apply the amendments related to hedge basis adjustments under the portfolio layer method, except for those related to disclosures, on a modified retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings on the initial application date. Entities have the option to apply the amendments related to disclosures on a prospective basis from the initial application date or on a retrospective basis to each prior period presented after the date of adoption of the amendments in Update 2017-12. Within 30 days after the adoption, an entity may reclassify debt securities classified in the held-to-maturity category at the date of adoption to the available-for-sale category only if the entity applies portfolio layer method hedging to one or more closed portfolios that include those debt securities. The Company is currently evaluating this standard, including consideration of early adoption, however, the impact of adoption is not expected to be material to the consolidated results of operation.

In March 2002, the FASB issued ASU 2022-02, "Financial Instruments: Credit Losses (Topic 326) - Troubled Debt Restructurings and Vintage Disclosures." The amendments in this update cover two issues: (1) the elimination of TDR recognition and measurement guidance as prescribed by ASC 310-40 and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty; and, (2) for public business entities, the requirement that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross write-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination.

The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For the elimination of recognition and measurement guidance on troubled debt restructurings by creditors in Subtopic 310-40, an entity may elect to apply a modified retrospective transition by means of a cumulative-effect adjustment to the opening retained earnings as of the beginning of the fiscal year of adoption, or a prospective approach applied to modifications occurring after the date of adoption. The remainder of amendments should be applied prospectively. Early adoption of the amendments in this update is permitted, including adoption in an interim period. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is currently evaluating this standard, however, the impact of adoption is not expected to be material to the consolidated results of operation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The objective of this discussion and analysis is to provide material information relevant to the assessment of the financial condition and results of operations of Hancock Whitney Corporation and subsidiaries during the three months ended March 31, 2022 and selected comparable prior periods, including an evaluation of the amounts and certainty of cash flows from operations and outside sources. This discussion and analysis is intended to highlight and supplement financial and operating data and information presented elsewhere in this report, including the consolidated financial statements and related notes. The discussion contains forward-looking statements within the meaning and protections of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q and in other reports or documents that we file from time to time with the SEC include, but are not limited to, the following:

•
general economic and business conditions in our local markets, including conditions affecting employment levels, interest rates, inflation, supply chains, collateral values, customer income, creditworthiness and confidence, spending and savings that may affect customer bankruptcies, defaults, charge-offs and deposit activity;
•
the ongoing impact of the COVID-19 pandemic on the economy and our operations;
•
balance sheet and revenue growth expectations may differ from actual results;
•
the risk that our provision for credit losses may be inadequate or may be negatively affected by credit risk exposure;
•
loan growth expectations;
•
the impact of Paycheck Protection Program (PPP) loans and forgiveness on our results;
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
•
our ability to identify and address potential cybersecurity risks on our systems and/or third party vendors and service providers on which we rely, heightened by the increased use of our virtual private network platform, including data security breaches, credential stuffing, malware, “denial-of-service” attacks, “hacking” and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation;
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
•
the effects of war or other conflicts, including Russia's military action in Ukraine, acts of terrorism, natural disasters such as hurricanes, freezes, flooding and other man-made disasters, such as oil spills in the Gulf of Mexico, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions; and
•
changes in laws and regulations affecting our businesses, including governmental monetary and fiscal policies, legislation and regulations relating to bank products and services, as well as changes in the enforcement and interpretation of such laws and regulations by applicable governmental and self-regulatory agencies, which could require us to change certain business practices, increase compliance risk, reduce our revenue, impose additional costs on us, or otherwise negatively affect our businesses.

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

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward looking statements. Additional factors that could cause actual results to differ materially from those described in the forward-looking statements can be found in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 and in other periodic reports that we file with the SEC.

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

A reconciliation of those measures to GAAP measures are provided in the Consolidated Financial Results table later in this item. The following is a summary of these non-GAAP measures and an explanation as to why they are deemed useful.

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

Current Economic Environment

During the first quarter of 2022, the U.S. economy contracted for the first time since the second quarter 2020, as Gross Domestic Product (GDP) declined 1.4% on an annualized basis. The decline in real GDP reflected a decline in Federal national defense spending, a decline in net exports, and a decline in private inventory investment. There were, however, bright spots, as consumer spending, a primary driver of economic activity, grew 2.7%, slightly above the fourth quarter 2021 rate of 2.5%. Business spending, as measured by residential and nonresidential investment increased 7.3% at an annualized rate, above the fourth quarter 2021 rate of 2.7%. According to the U.S. Bureau of Labor and Statistics, the rate of unemployment again declined, falling to 3.6% in March 2022 from 3.9% in December 2021. At present, the epidemiological risks of COVID-19 have lessened and most of the social restrictions in response to those risks have been removed. However, lingering and pervasive economic effects of the pandemic remain, including supply chain backlogs, labor shortages and increased input costs, resulting in escalating inflationary conditions. Further, the recent military conflict between Russia and Ukraine has prompted concern over global commodity supply, intensifying inflationary pressures. In response to these conditions, in March 2022, the Federal Reserve approved the first interest rate increase in over three years. The 25-basis point interest rate increase is expected to be the first of potentially several increases in the next year.

Our markets continued to show moderate signs of improvement in the quarter. Tourism has improved, driven by the return of several events for the first time since the onset of the pandemic. Our credit quality metrics continued to improve and remain at historically low levels. In the first quarter of 2022, we experienced core loan growth across most of our portfolio, with an increased loan pipeline and an uptick in credit line utilization that led to a 2% linked-quarter growth rate in core loans (excluding PPP). Core loan growth and an improving asset mix have contributed favorably to our net interest margin and income, while excess liquidity from PPP loan forgiveness and elevated deposit levels remained a headwind.

Economic Outlook

We utilize economic forecasts produced by Moody’s Analytics (Moody’s) that provide various scenarios to assist in the development of our economic outlook. This outlook discussion utilizes the March 2022 Moody’s forecast, the most current available at March 31, 2022. The forecasts are anchored on a baseline forecast scenario, which Moody’s defines as the “most likely outcome” of where the economy is headed based on current conditions. Several upside and downside scenarios are produced that are derived from the baseline scenario. Since the onset of the COVID-19 pandemic, conditions such as infection and morbidity rates and social, commercial and governmental response thereto have been the primary drivers of the assumptions underlying the forecasts. As geopolitical and economic conditions have evolved, the narratives used in forming March 2022 economic scenarios shifted to a focus on supply chain issues, rising oil prices and inflation.

While remaining overall positive, the assumptions underlying the March 2022 baseline forecast are slightly less optimistic in certain areas than the December 2021 baseline, and certain new risks have been incorporated. Key assumptions within the March 2022 baseline forecast include the following: (1) Russian invasion will go no further than Ukraine and, as such, disruption to the U.S. economy will be limited and temporary; (2) the passage of a $600 billion Building a Better America legislation package; (3) unemployment forecasted at 3.6% in 2022 and 3.4% in 2023, with full-employment being achieved in late 2022 or early 2023; (4) forecasted GDP growth of 3.5% in 2022 and 3.1% in 2023; (5) four 25-basis point interest rate increases in 2022; and (6) COVID-19 infections abated in March 2022.

The alternative Moody’s forecast scenarios have varying depictions of economic performance as compared to the baseline. Consistent with the prior quarter, management determined that assumptions provided for in the downside slower near-term growth (S-2) to be somewhat more likely than the baseline scenario; as such, the S-2 scenario was given a 60% probability weighting in our allowance for credit losses calculation at March 31, 2022. The S-2 scenario assumes that the conflict between Russian and Ukraine spans longer than anticipated and that global supply chain issues worsen, prompting a higher rate of inflation than in the baseline scenario. As a result, the Federal Reserve is expected to raise interest rates more than anticipated in the baseline scenario, generating corrections in equity markets and declines in spending. Further, the scenario assumes the economic legislation package will be less effective; unemployment begins to rise in the second quarter of 2022, with the return to full employment not occurring until the fourth quarter of 2023; and the number of COVID-19 cases, hospitalizations and deaths begin to rise in March 2022, slowing consumer spending on retail goods and travel and leisure activities.

Despite the lingering economic effects of the COVID-19 pandemic and the emergence of new risks stemming from geopolitical conflict, overall credit loss outlook on our portfolio has not changed significantly. Positive economic indicators of growth in our footprint, continued improvements in our asset quality metrics and minimal credit losses in recent periods allowed for a modest release of credit loss reserves during the period.

The effect of rising inflation and the Federal Reserve's actions to counter those effects are likely to reduce economic growth. While the operating environment remains challenging, we expect the planned interest rate increases will contribute favorably to our net interest margin and income, and we do not expect the rate increases to significantly impact core loan growth guidance. We continue to focus on effectively managing our asset/liability mix to maximize resources.

Forward-looking information based on management’s expectation of near-term performance is provided in the sections that follow. Given the economic volatility experienced over the past two years, the remaining economic effects of the pandemic and the risks and uncertainties surrounding geopolitical unrest, it is not possible to accurately predict the extent, severity or duration that these conditions may have upon our results of operation. We continuously seek to monitor and anticipate developments as they relate to our business.

Highlights of the First Quarter 2022

We reported net income for the first quarter of 2022 of $123.5 million, or $1.40 per diluted common share, compared to $137.7 million, or $1.55 per diluted common share in the fourth quarter of 2021 and $107.2 million, or $1.21 per diluted common share, in the first quarter of 2021. There were no nonoperating items in the first quarters of 2022 or 2021. There was $4.9 million, or $0.04 per share after-tax, of net nonoperating income items in the fourth quarter of 2021, mostly attributable to hurricane-related insurance proceeds.

First quarter 2022 results compared to fourth quarter 2021:

•
Net income of $123.5 million, or $1.40 per diluted share, was down $14.3 million, or $0.15 per diluted share; excluding the impact of nonoperating items, earnings per diluted share was down $0.11 linked quarter
•
Operating pre-provision net revenue (PPNR), a non-GAAP measure, totaled $134.5 million, up $0.3 million, or less than 1%
•
Total loans of $21.3 billion increased $189.1 million, or 1%, with core loan (excluding PPP) growth of $385.3 million, partially offset by a decrease in PPP loans of $196.2 million from loan forgiveness
•
Total deposits of $30.5 billion increased $33.8 million, or less than 1%, with a favorable shift in mix including an increase of $583.9 million in noninterest bearing deposits and a decrease of $550.1 million in interest bearing deposits
•
Negative provision for credit losses of $22.5 million resulting from $22.8 million in reserve release and $0.3 million in net charge-offs; allowance for credit losses coverage remains strong at 1.63% of total loans, or 1.66% excluding PPP loans
•
Improved asset quality, with declines of 24% in nonperforming loans and 2% in criticized commercial loans
•
Net interest margin increased 1 basis point (bp) to 2.81%
•
Common equity tier 1 ratio of 11.12%, up 3 bps and tangible common equity ratio of 7.15%, down 56 bps

We reported solid results for the first quarter of 2022 that are a good start to the year. We had core loan growth, stable deposits, and what we believe to be the beginning of a widening net interest margin. Our asset quality metrics are at historically low levels, our capital levels are solid, and we continue strategic expense management while investing for revenue growth.

During the quarter, we added ten new bankers across our footprint, including additions in Dallas, San Antonio, Austin, Houston, Beaumont, Nashville, Tampa and Lafayette. This is in addition to fifteen bankers hired in the second half of 2021, with additional hires planned during the remainder of 2022. Revenue enhancements funded through continued expense focus, along with expected interest rate increases, sets the path for our target of a 55% efficiency ratio (currently at 56.03%) by the fourth quarter of 2022 or possibly sooner.

In March, we announced a strategic decision addressing recent trends in the banking industry to eliminate consumer (retail) non-sufficient funds fees and certain overdraft fees by the end of 2022. The annual impact upon fee income is estimated to be $10 million to $11 million. We believe these changes are in line with an evolving retail banking industry, as traditional banks adjust products to meet consumer needs and provide them with the tools needed to help manage their overall finances. We expect to see improving account acquisition rates in 2023 with this change and as we launch additional retail products and features.

Consolidated Financial Results

The following table contains the consolidated financial results for the periods indicated.

	Three Months Ended
(in thousands, except per share data)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Income Statement Data:
Interest income	$236,786	$238,756	$244,417	$248,300	$250,785
Interest income (te) (a)	239,331	241,391	247,185	251,154	253,707
Interest expense	8,323	9,460	9,708	13,657	16,198
Net interest income (te)	231,008	231,931	237,477	237,497	237,509
Provision for credit losses	(22,527)	(28,399)	(26,955)	(17,229)	(4,911)
Noninterest income	83,432	89,612	93,361	94,272	87,089
Noninterest expense	179,939	182,462	194,703	236,770	193,072
Income before income taxes	154,483	164,845	160,322	109,374	133,515
Income tax expense	31,005	27,102	30,740	20,656	26,343
Net income	$123,478	$137,743	$129,582	$88,718	$107,172
For informational purposes - included above, pre-tax
Nonoperating item included in noninterest income:
Gain on hurricane-related insurance settlement	$—	$3,600	$—	$—	$—
Gain on sale of Hancock Horizon Funds	—	—	4,576	—	—
Gain on sale of Mastercard Class B common stock	—	—	—	2,800	—
Nonoperating items included in noninterest expense:
Efficiency initiatives	—	(649)	(1,867)	40,812	—
Hurricane related expenses	—	(680)	5,092	—	—
Loss on redemption of subordinated notes	—	—	—	4,165	—
Balance Sheet Data:
Period end balance sheet data
Loans	$21,323,341	$21,134,282	$20,886,015	$21,148,530	$21,664,859
Earning assets	32,997,323	33,610,435	32,348,036	32,075,450	32,134,637
Total assets	36,317,291	36,531,205	35,318,308	35,098,709	35,072,643
Noninterest-bearing deposits	14,976,670	14,392,808	13,653,376	13,406,385	13,174,911
Total deposits	30,499,709	30,465,897	29,208,157	29,273,107	29,210,520
Stockholders' equity	3,450,951	3,670,352	3,629,766	3,562,901	3,416,903
Average balance sheet data
Loans	$21,122,038	$20,770,130	$20,941,173	$21,388,814	$21,745,298
Earning assets	33,201,926	32,913,659	32,097,381	32,195,515	31,015,637
Total assets	36,003,803	35,829,027	35,207,960	35,165,684	34,078,200
Noninterest-bearing deposits	14,363,324	14,126,335	13,535,961	13,237,796	12,374,235
Total deposits	30,029,793	29,750,665	29,237,306	29,228,809	28,138,763
Stockholders' equity	3,607,061	3,642,003	3,606,087	3,488,592	3,441,466
Common Shares Data:
Earnings per share - basic	$1.40	$1.56	$1.46	$1.00	$1.21
Earnings per share - diluted	1.40	1.55	1.46	1.00	1.21
Cash dividends per common share	0.27	0.27	0.27	0.27	0.27
Book value per share (period end)	39.91	42.31	41.81	41.03	39.38
Tangible book value per share (period end)	29.25	31.64	31.10	30.27	28.57
Weighted average number of shares - diluted	86,936	87,132	87,006	86,990	86,805
Period end number of shares	86,460	86,749	86,823	86,847	86,777

	Three Months Ended
($ in thousands)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Performance and other data:
Return on average assets	1.39%	1.53%	1.46%	1.01%	1.28%
Return on average common equity	13.88%	15.00%	14.26%	10.20%	12.63%
Return on average tangible common equity	18.66%	20.13%	19.22%	13.94%	17.38%
Tangible common equity (b)	7.15%	7.71%	7.85%	7.70%	7.26%
Tangible common equity Tier 1 (CET1) ratio	11.12%	11.09%	11.17%	10.98%	11.00%
Net interest margin (te)	2.81%	2.80%	2.94%	2.96%	3.09%
Noninterest income as a percentage of total revenue (te)	26.53%	27.87%	28.22%	28.41%	26.83%
Efficiency ratio (c )	56.03%	56.57%	57.44%	57.01%	58.12%
Allowance for credit loss as a percentage of total loans	1.63%	1.76%	1.92%	2.03%	2.11%
Annualized net charge-offs to average loans	0.01%	0.01%	0.03%	0.20%	0.34%
Nonperforming assets as a percentage of loans, ORE and foreclosed assets	0.24%	0.32%	0.34%	0.46%	0.57%
FTE headcount	3,543	3,486	3,429	3,626	3,926
Reconciliation of operating revenue and operating pre-provision net revenue (non-GAAP measure) (te) (d)
Net interest income	$228,463	$229,296	$234,709	$234,643	$234,587
Noninterest income	83,432	89,612	93,361	94,272	87,089
Total revenue	311,895	318,908	328,070	328,915	321,676
Taxable equivalent adjustment	2,545	2,635	2,768	2,854	2,922
Nonoperating revenue	—	(3,600)	(4,576)	(2,800)	—
Total revenue (te)	$314,440	$317,943	$326,262	$328,969	$324,598
Noninterest expense	(179,939)	(182,462)	(194,703)	(236,770)	(193,072)
Nonoperating expense	—	(1,329)	3,225	44,977	—
Operating pre-provision net revenue (te)	$134,501	$134,152	$134,784	$137,176	$131,526

(a)
For analytical purposes, management adjusts interest income and net interest income for tax-exempt items to a taxable equivalent basis using a federal income tax rate of 21%
(b)
The tangible common equity ratio is common stockholders’ equity less intangible assets divided by total assets less intangible assets
(c)
The efficiency ratio is noninterest expense to total net interest (te) and noninterest income, excluding amortization of purchased intangibles and nonoperating items
(d)
Refer to the non-GAAP financial measures section of this analysis for a discussion of these measures

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) for the first quarter of 2022 was $231.0 million, down $0.9 million, or less than 1%, compared to the fourth quarter of 2021 and down $6.5 million, or 3%, from the first quarter of 2021.

The decrease in net interest income (te) compared to the fourth quarter of 2021 is largely attributable to two fewer accrual days and a decline in the accretion of PPP loan fees, and to a lesser extent, a decline in purchase accounting discount accretion and nonaccrual interest recoveries, largely offset by a lower cost of funds and a favorable change in the earning asset mix. The reduction in the cost of funds reflects a favorable change in the deposit mix that includes increases in noninterest-bearing and lower-cost interest-bearing transaction deposits along with declines in higher-cost time deposits and a seasonal reduction of interest bearing public fund deposits. The favorable change in the mix of average earning assets was the result of increases in loans and investment securities and a decrease in lower-yielding short-term investments.

The net interest margin for the first quarter of 2022 was 2.81%, up 1 bp from 2.80% in the fourth quarter of 2021, for the first quarterly increase since the onset of the pandemic. The slight widening of net interest margin from the prior quarter was largely due to a 7 bp improvement from a favorable shift in the earning asset mix, along with a modest improvement in the cost of funds. This improvement was partially offset by a 6 bp decline due to the impact of almost $200 million of PPP loan forgiveness during the current quarter.

The $6.5 million decrease in net interest income (te) compared to the first quarter of 2021 is attributable to a $14.4 million decline in interest income and fees as a result of lower average loan balances and yields, a $4.2 million decrease in nonaccrual interest recoveries and $2.0 million of lower purchase accounting discount accretion. These decreases were partially offset by income associated with a $1.2 billion increase in average securities, a $1.6 million increase in short-term investments, $1.7 million in lower securities premium amortization, and a $7.9 million decline in interest expense. The decline in interest expense was driven by lower rates paid on interest-bearing deposit accounts and a decline in interest on long-term debt due to the redemption of $150 million of subordinated debt at

5.95% in the second quarter of 2021. The increase in securities and short-term investments average balances are the result of excess liquidity driven largely by a $1.9 billion increase in average deposits and PPP loan forgiveness.

The net interest margin was down 28 bps compared to the first quarter of 2021 as a result of the continued low interest rate environment resulting in a less favorable mix of average earning assets as inflows from PPP loan forgiveness and repayments were reinvested into lower-yielding assets, partially offset by a favorable change in the funding mix to lower cost products. Compared to the first quarter of 2021, the yield on earning assets was down 39 bps, while the cost of funds decreased 11 bps to 0.10%. The reduction in cost of funds reflects the previously mentioned shift in mix to lower cost products, the strategic reduction of promotional deposit rates and the redemption of $150 million of higher-cost subordinated notes.

We anticipate that the net interest margin will continue to widen during the remainder of 2022 as additional Federal Reserve interest rate increases are expected and through continued deployment of excess liquidity into higher-yielding loans and investment securities.

The following tables detail the components of our net interest income (te) and net interest margin.

	Three Months Ended
	March 31, 2022			December 31, 2021			March 31, 2021
(dollars in millions)	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$17,119.3	$150.3	3.56%	$16,802.8	$150.7	3.56%	$17,334.3	$155.9	3.65%
Residential mortgage loans	2,441.3	21.0	3.44%	2,365.8	20.5	3.46%	2,600.5	24.7	3.79%
Consumer loans	1,561.4	18.4	4.77%	1,601.5	18.9	4.68%	1,810.5	21.4	4.79%
Loan fees & late charges	—	4.4	0.00%	—	10.3	0.00%	—	13.4	0.00%
Total loans (te) (b)	21,122.0	194.1	3.72%	20,770.1	200.4	3.83%	21,745.3	215.4	4.01%
Loans held for sale	64.3	0.7	4.36%	77.4	0.6	3.02%	111.8	0.7	2.41%
US Treasury and government agency securities	397.8	1.6	1.64%	418.4	1.6	1.60%	214.5	0.9	1.77%
Mortgage-backed securities and collateralized mortgage obligations	7,352.5	34.5	1.88%	7,019.6	30.5	1.74%	6,307.9	29.4	1.86%
Municipals (te)	916.5	6.7	2.93%	924.1	6.8	2.93%	934.5	6.8	2.93%
Other securities	21.0	0.2	3.31%	16.2	0.1	3.50%	11.6	0.1	4.07%
Total securities (te) (c)	8,687.8	43.0	1.98%	8,378.3	39.0	1.86%	7,468.5	37.2	2.00%
Total short-term investments	3,327.8	1.5	0.19%	3,687.9	1.4	0.15%	1,690.0	0.4	0.10%
Total earning assets (te)	$33,201.9	$239.3	2.91%	$32,913.7	$241.4	2.92%	$31,015.6	$253.7	3.30%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$11,423.4	$1.1	0.04%	$11,405.1	$1.3	0.04%	$10,796.0	$3.4	0.13%
Time deposits	1,088.5	0.6	0.24%	1,161.4	0.8	0.27%	1,757.4	3.0	0.69%
Public funds	3,154.6	2.1	0.26%	3,057.8	2.8	0.36%	3,211.1	2.8	0.36%
Total interest-bearing deposits	15,666.5	3.8	0.10%	15,624.3	4.9	0.12%	15,764.5	9.2	0.24%
Repurchase agreements	587.5	0.1	0.06%	589.4	0.1	0.06%	583.7	0.1	0.13%
Other short-term borrowings	1,102.4	1.3	0.49%	1,102.2	1.4	0.49%	1,104.7	1.4	0.49%
Long-term debt	241.8	3.1	5.17%	245.4	3.1	5.12%	396.7	5.5	5.48%
Total borrowings	1,931.7	4.5	0.95%	1,937.0	4.6	0.95%	2,085.1	7.0	1.34%
Total interest-bearing liabilities	17,598.2	8.3	0.19%	17,561.3	9.5	0.21%	17,849.6	16.2	0.37%
Net interest-free funding sources	15,603.7			15,352.4			13,166.0
Total cost of funds	$33,201.9	$8.3	0.10%	$32,913.7	$9.5	0.11%	$31,015.6	$16.2	0.21%
Net interest spread (te)		$231.0	2.72%		$231.9	2.70%		$237.5	2.94%
Net interest margin	$33,201.9	$231.0	2.81%	$32,913.7	$231.9	2.80%	$31,015.6	$237.5	3.09%

(a)
Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)
Includes nonaccrual loans.
(c)
Average securities do not include unrealized holding gains/losses on available for sale securities.
(d)
Included in interest income is net purchase accounting accretion of $1.5 million, $1.9 million, and $3.5 million for the three months ended March 31, 2022, December 31, 2021, and March 31, 2021, respectively.

Provision for Credit Losses

During the first quarter of 2022, we recorded a negative provision for credit losses of $22.5 million, compared to negative provisions for credit losses of $28.4 million in the fourth quarter of 2021, and $4.9 million in the first quarter of 2021. The first quarter of 2022 negative provision included net charge-offs of $0.3 million and a reserve release of $22.8 million. The fourth quarter of 2021 negative provision included net charge-offs of $0.7 million and a reserve release of $29.1 million. The first quarter of 2021 negative provision for credit loss included net charge-offs of $18.3 million and a reserve release of $23.2 million. The negative provision for credit losses recorded in the first quarter of 2022 and fourth quarter of 2021 were largely the result of continued improvement in asset quality with minimal losses over the past few quarters and continued improvement in economic conditions in our footprint. The modest negative provision for credit loss in the first quarter of 2021 was the result of improvement in macroeconomic forecasts and the contraction in the core loan portfolio (excluding PPP).

Net charge-offs in the first quarter of 2022 were $0.3 million, or 0.01% of average total loans on an annualized basis, compared to $0.7 million, or 0.01% in the fourth quarter of 2021, and $18.3 million, or 0.34% in the first quarter of 2021. The first quarter of 2022 included $1.2 million of consumer net charge-offs, largely offset by net recoveries of $0.8 million for commercial and less than $0.1 million for residential mortgage, virtually unchanged from fourth quarter of 2021 levels. Net charge-offs in the first quarter of 2021 included $16.2 million of commercial net charge-offs, largely energy-related, $0.1 million of mortgage net recoveries and $2.5 million of consumer net charge-offs.

Future assumptions in economic forecasts and our own asset quality metrics will drive our outlook for the level of forecasted reserves. We currently expect reserve releases will continue; however, we expect to see them taper off over the next few quarters.

The discussion labeled "Allowance for Credit Losses and Asset Quality" appears later in this Item and provides additional information on these changes and on general credit quality.

Noninterest Income

Noninterest income totaled $83.4 million for the first quarter of 2022, down $6.2 million, or 7%, from the fourth quarter of 2021, and down $3.7 million, or 4%, from the first quarter of 2021. There were no nonoperating items included in noninterest income in the first quarters of 2022 and 2021. There was $3.6 million of nonoperating noninterest income in the fourth quarter of 2021 attributable to a gain on a hurricane-related insurance settlement. Excluding this item, operating noninterest income decreased $2.6 million, or 3%, linked quarter. The decrease in operating noninterest income from the prior quarter was largely attributable to a decline in secondary mortgage market operations income. The decrease compared to the same quarter last year was attributable to declines in secondary mortgage market operations income, bank-owned life insurance (BOLI) income, and derivative fees, partially offset by an increase in other income largely due to Small Business Investment Company (SBIC) income and other revenue items described below.

The components of noninterest income are presented in the following table for the indicated periods.

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2022	2021	2021
Service charges on deposit accounts	$21,674	$21,346	$19,146
Trust fees	15,279	15,547	15,003
Bank card and ATM fees	20,396	20,638	18,120
Investment and annuity fees and insurance commissions	7,427	7,546	7,458
Secondary mortgage market operations	3,746	5,456	11,710
Income from bank-owned life insurance	3,545	3,795	7,281
Credit related fees	2,669	2,618	2,844
Income from customer and other derivatives	2,349	1,722	5,035
Securities transactions, net	(87)	—	—
Gain on hurricane-related insurance settlement	—	3,600	—
Other miscellaneous	6,434	7,344	492
Total noninterest income	$83,432	$89,612	$87,089

Service charges are composed of overdraft and nonsufficient funds fees, business and corporate account analysis fees, overdraft protection fees and other customer transaction-related charges. Service charges on deposits totaled $21.7 million for the first quarter of 2022, up $0.3 million, or 2%, from the fourth quarter of 2021, and up $2.5 million, or 13%, from the first quarter of 2021. The increase from the fourth quarter of 2021 is primarily attributable to an increase in business account service charges, partially offset by a decrease in consumer overdraft fees. The increase from the first quarter of 2021 was largely due to both increased activity-related fees and higher overdraft fees, which have increased as consumer spending activity has returned to a more typical level. As noted previously, the Company has announced plans to eliminate consumer (retail) non-sufficient funds fees and certain overdraft fees by the end of 2022, which are currently reflected in this revenue line item. We expect these fees to decrease, on average, by approximately $2 to $3 million per quarter for 2023.

Trust fee income represents revenue generated from a full range of trust services, including asset management and custody services provided to individuals, businesses and institutions. Trust fees decreased $0.3 million, or 2%, from the prior quarter and increased $0.3 million, or 2%, compared to the same quarter a year ago. The decrease compared to the prior quarter is primarily due to a decline in employee benefits trust income. The increase from the same quarter last year was largely due to an increase in personal trust income with the rebound of equity markets, and a new fee structure introduced during the second quarter of 2021. These increases were partially offset by a decline in Hancock Horizon mutual funds income as the funds were sold in late 2021.

Bank card and ATM fees include interchange and other income from credit and debit card transactions, fees earned from processing card transactions for merchants, and fees earned from ATM transactions. Bank card and ATM fees totaled $20.4 million for the first quarter of 2022, down $0.2 million, or 1%, from the fourth quarter of 2021 and up $2.3 million, or 13%, from the same quarter last year. The decrease from the prior quarter was largely due to two fewer activity days. The increase compared to the same quarter last year was largely due to higher levels of activity as economic conditions related to the pandemic have returned to a more typical level.

Investment and annuity fees and insurance commissions decreased $0.1 million, or 2%, compared to the fourth quarter of 2021 and were virtually flat compared to the same quarter a year ago. The decline from the prior quarter was largely due to lower underwriting activity, insurance commissions, and investment fees, partially offset by higher annuity fees. Compared to the same quarter a year ago, lower levels of underwriting and insurance fees were offset by an increase in investment fees.

Income from secondary mortgage market operations is comprised of income produced from the origination and sales of residential mortgage loans in the secondary market. We offer a full range of mortgage products to our customers and typically sell longer-term fixed rate loans while retaining the majority of adjustable rate loans, as well as loans generated through programs to support customer relationships. Income from secondary mortgage market operations was $3.7 million in the first quarter of 2022, down $1.7 million, or 31%, from the fourth quarter of 2021 and down $8.0 million, or 68%, from the first quarter of 2021. The decrease from the prior quarter and the same quarter last year was due largely to both a lower level of refinancing activity as interest rates have begun to rise, and a lower percentage of originated loans sold in the secondary market. The level of mortgage applications during the first quarter of 2022 was down approximately 15% when compared to the fourth quarter of 2021 and down 37% when compared to the first quarter of 2021. The percentage of originated loans sold in the secondary market declined to 27% in the first quarter of 2022 from 35% in the fourth quarter of 2021 and 64% in the same quarter last year. Secondary mortgage market operations income will vary based on application volume and pull through rates. We expect income from secondary mortgage market operations to remain low as the demand for mortgage loans and refinancing slows in the rising interest rate environment.

Income from bank-owned life insurance (BOLI) is typically generated through insurance benefit proceeds as well as the growth of the cash surrender value of insurance contracts held. Income from bank-owned life insurance was $3.5 million for the first quarter of 2022, down $0.3 million, or 7%, from the fourth quarter of 2021, and down $3.7 million, or 51%, from the first quarter of 2021. The linked-quarter decrease is attributable to a higher level of benefit proceeds recorded in fourth quarter of 2021, and the decrease from the prior year is largely attributable to income received in connection with the purchase of policies in the first quarter of 2021.

Credit-related fees include fees assessed on letters of credit and unused portions of loan commitments. Credit related fees were $2.7 million for the first quarter of 2022, up $0.1 million, or 2%, from the fourth quarter of 2021 and down $0.2 million, or 6%, from the first quarter of 2021. The linked quarter increase is primarily attributable to an increase in letter of credit fees, partially offset by a decline in loan commitment fees, as credit line utilization increased during the period. The decrease from the first quarter of 2021 is primarily attributable to a decrease in both letters of credit fees and loan commitment fees.

Income from customer and other derivatives is largely from our customer interest rate derivative program and totaled $2.3 million for the first quarter of 2022 compared to $1.7 million in the fourth quarter of 2021 and $5.0 million for the first quarter of 2021. The decrease from the same quarter last year is largely attributable to the demand during the first quarter of 2021 for interest rate swap arrangements due to the long-term interest rate environment at the time. Derivative income can be volatile and is dependent upon the composition of the portfolio, volume and mix of sales activity and market value adjustments due to market interest rate movement.

Other miscellaneous income is comprised of various items, including income from small business investment companies (SBIC), FHLB stock dividends, and syndication fees. Other miscellaneous income (excluding nonoperating items) totaled $6.4 million, down

$0.9 million compared to the fourth of 2021 and up $5.9 million compared to the first quarter of 2021. The decrease compared to the prior period was largely driven by a lower level of SBIC income and syndication fees, partially offset by an increase in gains on sales of assets. The increase compared to the prior year reflects increased SBIC income as a result of an approximately $4.7 million pandemic related write-down in the first quarter of 2021, and higher syndication fees.

Management expects our 2022 fee income, excluding nonoperating items, to decline 1% to 3%, from the 2021 level of $353.4 million, largely due to lower secondary mortgage fees.

Noninterest Expense

Noninterest expense for the first quarter of 2022 was $179.9 million, down $2.5 million, or 1%, from the fourth quarter of 2021, and down $13.1 million, or 7%, from the first quarter of 2021. There were no nonoperating noninterest expense items in the first quarters of 2022 and 2021. During the fourth quarter of 2021, there was a net negative $1.3 million of nonoperating noninterest expense largely resulting from accrual reversals related to both Hurricane Ida expenses and closed branch writedowns, partially offset by expense associated with efficiency initiatives. Excluding the nonoperating items, operating noninterest expense was down $3.9 million, or 2% from the prior quarter. The decrease in operating expense from the prior quarter was largely driven by lower professional services expense with lower consulting and legal fees, other real estate gains, lower data processing expense with fewer processing days and lower personnel expense with one less workday. Compared to the same quarter last year, the decrease was largely attributable to personnel expense savings as a result of reduced headcount, lower occupancy expense resulting from branch closures, and a decrease in professional services expense, partially offset by an increase in business development costs and data processing expense as a result of higher level of card activity. A more detailed discussion of the variances follows.

The components of noninterest expense for the periods indicated are presented in the following tables.

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2022	2021	2021
Compensation expense	$85,993	$89,555	$95,846
Employee benefits	21,403	18,573	23,769
Personnel expense	107,396	108,128	119,615
Net occupancy expense	11,680	11,947	12,910
Equipment expense	4,867	4,100	4,781
Data processing expense	24,239	25,157	22,947
Professional services expense	7,793	11,206	11,251
Amortization of intangible assets	3,748	3,919	4,419
Deposit insurance and regulatory fees	3,740	3,540	3,395
Other real estate and foreclosed asset expense	(1,764)	246	6
Advertising	3,166	4,041	2,486
Corporate value, franchise and other non-income taxes	4,248	3,178	4,464
Telecommunications and postage	2,925	3,078	3,318
Entertainment and contributions	2,961	2,653	1,448
Travel expense	660	908	357
Printing and supplies	1,003	895	978
Tax credit investment amortization	1,004	1,099	1,112
Other retirement expense	(6,772)	(7,296)	(6,545)
Loss on facilities and equipment from consolidation	—	(1,599)	—
Other miscellaneous	9,045	7,262	6,130
Total noninterest expense	$179,939	$182,462	$193,072

Nonoperating Expenses (included above)

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2022	2021	2021
Nonoperating expense
Personnel expense	$—	$949	$—
Equipment expense	—	3	—
Advertising	—	14	—
Loss on facilities and equipment from consolidation	—	(1,599)	—
Other miscellaneous	—	(696)	—
Total nonoperating expenses	$—	$(1,329)	$—

Personnel expense consists of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability. Personnel expense totaled $107.4 million for the first quarter of 2022, down $0.7 million, or 1%, compared to the prior quarter and down $12.2 million, or 10%, compared to the same quarter last year. The decrease from the prior quarter was largely due to one less payroll day and lower bonus and incentives from a lower level of secondary mortgage production. The decrease from the same quarter last year is largely attributable to a decrease of 383 full-time equivalent employees (FTEs), primarily the result of the efficiency measures implemented during 2021, including a voluntary early retirement program and the closure of 20 financial centers, partially offset by annual merit raises.

Occupancy and equipment expenses are primarily composed of lease expenses, depreciation, maintenance and repairs, rent, taxes, and other equipment expenses. Occupancy and equipment expenses totaled $16.5 million in the first quarter of 2022, up $0.5 million, or 3%, from the fourth quarter of 2021 and down $1.1 million, or 6%, from the first quarter of 2021. The linked-quarter increase was largely related to higher equipment expense related to annual maintenance contract renewals, partially offset by a decrease in occupancy expense related to higher sublease rental income. The decrease from the same quarter last year is primarily attributable to the closure of 26 financial centers during 2021 as a result of efficiency initiatives.

Data processing expense includes expenses related to third party technology processing and servicing costs, technology project costs and fees associated with bank card and ATM transactions. Data processing expense was $24.2 million for the first quarter of 2022, down $0.9 million, or 4%, compared to the fourth quarter of 2021, and up $1.3 million, or 6%, compared to the first quarter of 2021. The decrease from the fourth quarter of 2021 is largely due to a lower level of card activity with two fewer activity days. The increase from first quarter of 2021 is largely due to higher processing expense related to the increase in bank card activity.

Professional services expense for the first quarter of 2022 totaled $7.8 million, down $3.4 million, or 30%, compared to the previous quarter and $3.5 million, or 31%, from the first quarter of 2021. The decrease from the fourth quarter of 2021 and the same quarter last year is primarily attributable to lower levels of expense related to PPP consulting support, as well as a reduction in legal fees.

Deposit insurance and regulatory fees totaled $3.7 million, up $0.2 million, or 6%, from the fourth quarter of 2021 and up $0.3 million, or 10%, from the first quarter of 2021. The increase from the prior quarter and the prior year is due largely to the impact on our risk based assessment of declining levels of low-risk PPP loans and lower levels of excess liquidity to our FDIC insurance cost. We expect our FDIC insurance cost to continue to increase as we continue to redeploy our excess liquidity and as our PPP loans pay down.

Other real estate and foreclosed asset expense reflected net income of $1.8 million for the first quarter of 2022 resulting from gains on sales of properties, compared to minimal activity in both the prior quarter and the same quarter last year. Other real estate gain or losses may occur periodically and are dependent on the volume of properties for sale and current market conditions.

Corporate value, franchise and other non-income tax expense for the first quarter of 2022 totaled $4.2 million, up $1.1 million, or 34%, over the prior quarter and down $0.2 million, or 5%, compared to the same quarter last year. The increase from the fourth quarter of 2021 reflects an increase in bank share tax as the benefit from the net loss recorded in 2020 concluded in 2021. The decrease from the same quarter last year is primarily due to a $1.2 million termination penalty on a BOLI transaction incurred in the first quarter of 2021, partially offset by the bank share tax benefit realized during 2021 from the net loss recorded in 2020.

Business development-related expenses (including advertising, travel, entertainment and contributions) totaled $6.8 million for the first quarter of 2022, down $0.8 million, or 11%, from the fourth quarter of 2021, and up $2.5 million, or 58%, from the first quarter of 2021. The linked-quarter decrease was largely due to a decrease in advertising and travel, and the increase over last year was largely due to entertainment and contributions, advertising and travel expense.

All other expenses, excluding amortization of intangibles and nonoperating items, totaled $7.2 million for the first quarter of 2022, an increase of $1.5 million from the fourth quarter of 2021, and $2.2 million from the first quarter of 2021. The increase for both periods is due in part to increases in noncredit losses of $0.9 million linked-quarter and $2.1 million from the same quarter last year, and other miscellaneous smaller items.

We expect our 2022 operating expense to be down approximately 2% to 3% from the 2021 level of $760.1 million, reflecting our continued focus on expense management. We expect our ongoing expense initiatives, including strategic procurement, combined with the full-year impact of initiatives completed through 2021, will support the strategy of using cost control measures to fund revenue enhancements, such as additional investments in technology and additional bankers, and reduce the overall impact of wage inflation.

Income Taxes

The effective income tax rate for the first quarter of 2022 was approximately 20.1% compared to 16.4% in the fourth quarter of 2021 and 19.7% in the first quarter of 2021. The linked-quarter increase in the effective income tax rate is due primarily to a $4.9 million income tax benefit in the fourth quarter of 2021 from an increase in the 2020 net operating loss (“NOL”).

Many factors impact the effective income tax rate including, but not limited to, the level of pre-tax income and relative impact of net tax benefits related to tax credit investments, tax-exempt interest income, bank-owned life insurance, and nondeductible expenses. Based on the current forecast, management expects the effective income tax rate for 2022 will be in the 19%-21% range, absent any changes in tax law.

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

Based on tax credit investments that have been made to date in 2022, we expect to realize benefits from federal and state tax credits over the next three years totaling $10.0 million, $10.1 million and $7.4 million in 2023, 2024, and 2025, respectively. We intend to continue making investments in tax credit projects. However, our ability to access new credits will depend upon, among other factors, federal and state tax policies and the level of competition for such credits.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity management ensures that funds are available to meet the cash flow requirements of our depositors and borrowers, while also meeting the operating, capital and strategic cash flow needs of the Company, the Bank and other subsidiaries. As part of the overall asset and liability management process, liquidity management strategies and measurements have been developed to manage and monitor liquidity risk. The Company has access to sufficient liquidity for cash requirements, both on balance sheet and with $21.4 billion in net available sources of funds at March 31, 2022, summarized as follows:

	March 31, 2022
(in thousands)	Total Available	Amount Used	Net Availability
Internal Sources
Free Securities, cash and other	$7,386,592	$—	$7,386,592
External Sources
Federal Home Loan Bank	5,739,451	1,200,814	4,538,637
Federal Reserve Bank	3,603,969	—	3,603,969
Brokered deposits	4,574,956	9,190	4,565,766
Other	1,294,000	—	1,294,000
Total Liquidity	$22,598,968	$1,210,004	$21,388,964

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities and repayments of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window. Management has established an internal target for the ratio of free securities to total securities of 20% or greater. As shown in the table below, our ratio of free securities to total securities was 50.63% at March 31, 2022, compared to 53.95% at December 31, 2021 and 62.98% at March 31, 2021. Securities and FHLB letters of credit are pledged as collateral related to public funds and repurchase agreements. Pledged securities at March 31, 2022 totaled $4.2 billion, up $250 million from December 31, 2021. The increase in pledged securities, as well as the decrease in the ratio of free securities to total securities, was the result of utilizing securities to replace FHLB letters of credit as pledged collateral.

	March 31,	December 31,	March 31,
Liquidity Metrics	2022	2021	2021
Free securities / total securities	50.63%	53.95%	62.98%
Core deposits / total deposits	98.94%	98.66%	97.65%
Wholesale funds / core deposits	6.21%	6.45%	7.45%
Quarter-to-date average loans /quarter-to-date average deposits	70.34%	69.81%	77.28%

The liability portion of the balance sheet provides liquidity mainly through the ability to use cash sourced from various customers’ interest-bearing and noninterest-bearing deposit and sweep accounts. At March 31, 2022, deposits totaled $30.5 billion, an increase of $33.8 million, or less than 1%, from December 31, 2021 and an increase of $1.3 billion, or 4%, from March 31, 2021. The year over year increase is largely attributable to higher balances in consumer and business accounts, due in part to stimulus and hurricane-related insurance proceeds. Core deposits consist of total deposits excluding certificates of deposit of $250,000 or more and brokered deposits. Core deposits totaled $30.2 billion at March 31, 2022, up $120.2 million, or less than 1%, compared to December 31, 2021, and up $1.7 billion, or 6%, from March 31, 2021. The ratio of core deposits to total deposits was 98.94% at March 31, 2022, compared to 98.66% at December 31, 2021 and 97.65% at March 31, 2021. Brokered deposits totaled $14.2 million as of March 31, 2022, a decrease of $16.0 million compared to December 31, 2021 and a decrease of $61.3 million compared to March 31, 2021. The Company has had only limited brokered deposit activity over the periods disclosed due to our excess liquidity. The use of brokered deposits as a funding source is subject to certain policies regarding the amount, term and interest rate.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At March 31, 2022, the Bank had borrowings of approximately $1.1 billion and had approximately $4.5 billion available under this line. The unused borrowing capacity at the Federal Reserve’s discount window is approximately $3.6 billion. There were no outstanding borrowings with the Federal Reserve at any date during any period covered by this report.

Wholesale funds, which are comprised of short-term borrowings, long-term debt and brokered deposits were 6.21% of core deposits at March 31, 2022, compared to 6.45% at December 31, 2021 and 7.45% at March 31, 2021. At March 31, 2022, wholesale funds totaled $1.9 billion, a decrease of $64.5 million, or 3%, from December 31, 2021 and a decrease of $250.9 million, or 12%, from March 31, 2021. The quarter over quarter decline was primarily due to decreased repurchase agreements and brokered deposits. The year over year decrease was largely attributable to the redemption of $150 million of our 5.95% subordinated notes during the second quarter of

2021, as well as decreased brokered deposits, repurchase agreements, and other short term borrowings. The Company has established an internal target for wholesale funds to be less than 25% of core deposits.

Another key measure used to monitor our liquidity position is the loan-to-deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding). The loan-to-deposit ratio measures the amount of funds the Company lends for each dollar of deposits on hand. Our average loan-to-deposit ratio for the first quarter of 2022 was 70.34%, compared to 69.81% for the fourth quarter of 2021 and 77.28% for the first quarter of 2021. Management has an established target range for the loan-to-deposit ratio of 87% to 89%, but will operate outside that range under certain circumstances, such as those caused by the continuing impact of the pandemic. Average loans outstanding for the first quarter of 2022, the fourth quarter of 2021, and the first quarter in 2021, included approximately $0.4 billion, $0.7 billion, and $2.2 billion, respectively, of low-risk SBA guaranteed PPP loans that are primarily repaid through the forgiveness process, which is expected to be substantially complete by end of the second quarter of 2022.

Cash generated from operations is another important source of funds to meet liquidity needs. The consolidated statements of cash flows included in Part I. Item 1 of this document present operating cash flows and summarize all significant sources and uses of funds during the three months ended March 31, 2022 and 2021.

Dividends received from the Bank have been the primary source of funds available to the Parent for the payment of dividends to our stockholders and for servicing its debt. The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends the Bank can distribute to the Parent. The Parent targets cash and other liquid assets to provide liquidity in an amount sufficient to fund approximately four quarters of ongoing cash or liquid asset needs, consisting primarily of common stockholder dividends, debt service requirements, and any expected share repurchase or early extinguishment of debt. The Parent may operate below the target level on a temporary basis if a return to the target can be achieved in the near-term, generally not to exceed four quarters. The Parent had cash and liquid assets of $89.0 million at March 31, 2022.

During the first quarter of 2022, we repurchased 350,000 shares of our common stock at an average cost of $52.82 per share, inclusive of commissions, under a Board authorization to repurchase up to 4,338,000 shares of the company’s common stock, set to expire December 31, 2022. To-date, the Company has repurchased 799,876 shares under this plan at a total cost of $40.3 million.

On June 15, 2021, the Parent utilized excess liquidity to redeem all of its issued and outstanding 5.95% subordinated notes due with an aggregate principal amount of $150 million.

Capital Resources

Stockholders’ equity totaled $3.5 billion at March 31, 2022, down $219.4 million from December 31, 2021 and up $34.0 million from March 31, 2021. The decrease from December 31, 2021 is primarily attributable to a $305.3 million decrease in accumulated other comprehensive income, largely due to fair value adjustments on securities available for sale and cash flow hedges, $23.9 million of dividends, and the repurchase of $18.5 million of common stock. These factors were partially offset by $123.5 million in net income and $4.9 million of long-term incentive plan and dividend reinvestment activity. The increase from March 31, 2021 is attributable to $479.5 million of net income and $18.4 million of long term incentive plan and dividend reinvestment activity, partially offset by a decline of $327.8 million of accumulated other comprehensive income, largely attributable to fair value adjustments on the available for sale securities portfolio, and, to a lesser degree, cash flow hedges, and $95.8 million of dividends and the repurchase of $40.3 million of common stock.

The tangible common equity (TCE) ratio was 7.15% at March 31, 2022, compared to 7.71% at December 31, 2021 and 7.26% at March 31, 2021. The decreases from both comparative periods are largely attributable to other comprehensive loss that resulted from fair value adjustments to the available for sale securities portfolio, as well as to dividends and common stock repurchases. These factors were partially offset by net income and long-term incentive plan and dividend reinvestment activity. The ratio as compared to December 31, 2021 was influenced by tangible asset contraction, primarily in short-term investments. The ratio as compared to March 31, 2021 was influenced by growth in tangible assets that resulted from deployment of excess liquidity into short-term investments and investment securities.

The regulatory capital ratios of the Company and the Bank at March 31, 2022 remained well in excess of current regulatory minimum requirements, including capital conservation buffers, by at least $486 million. The Company and the Bank have been categorized as “well-capitalized” in the most recent notices received from our regulators. Refer to the Supervision and Regulation section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion of our capital requirements.

The following table shows the regulatory capital ratios for the Company and the Bank as calculated under current rules for the indicated periods. The capital ratios reflect the election to use the CECL five-year transition rule that allowed for the option to delay for two years the estimated impact of CECL on regulatory capital (0% in 2020 and 2021), followed by a three-year transition (25% in 2022, 50% in 2023, 75% in 2024, and 100% thereafter). The two-year delay includes the full impact of January 1, 2020 cumulative effect impact plus an estimated impact of CECL calculated quarterly as 25% of the current ACL over the January 1, 2020 balance (modified transition amount). The modified transition amount was recalculated each quarter in 2020 and 2021, with the December 31, 2021 impact of $24.9 million plus day one impact of $44.1 million (net of tax) carrying through the remaining three years of the transition, as adjusted by the applicable transition percentage.

	Well-	March 31,	December 31,	September 30,	June 30,	March 31,
	Capitalized	2022	2021	2021	2021	2021
Total capital (to risk weighted assets)
Hancock Whitney Corporation	10.00%	12.82%	12.84%	13.06%	12.94%	13.60%
Hancock Whitney Bank	10.00%	12.33%	12.33%	12.51%	12.45%	12.52%
Tier 1 common equity capital (to risk weighted assets)
Hancock Whitney Corporation	6.50%	11.12%	11.09%	11.17%	10.98%	11.00%
Hancock Whitney Bank	6.50%	11.27%	11.24%	11.30%	11.20%	11.26%
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	8.00%	11.12%	11.09%	11.17%	10.98%	11.00%
Hancock Whitney Bank	8.00%	11.27%	11.24%	11.30%	11.20%	11.26%
Tier 1 leverage capital
Hancock Whitney Corporation	5.00%	8.38%	8.25%	8.15%	7.83%	7.89%
Hancock Whitney Bank	5.00%	8.49%	8.36%	8.25%	7.98%	8.08%

Hancock Whitney Corporation total capital to risk weighted assets ratios after March 31, 2021 reflect the impact of the June 15, 2021 redemption of $150 million of subordinated notes of the Parent that qualified as tier 2 capital in the calculation of certain regulatory capital ratios, reducing total capital to risk weighted assets ratio by approximately 60 bps. Our regulatory ratios also reflect the impact of PPP loans, which are guaranteed by the SBA and, when meeting certain criteria, are subject to forgiveness to the debtor by the SBA. These loans carry a 0% risk-weighting in the tier 1 and total capital regulatory ratios due to the full guarantee by the SBA. However, these loans are reflected in average assets used to compute tier 1 leverage. PPP loans totaled $335 million, $531 million and $2.3 billion as of March 31, 2022, December 31, 2021 and March 31, 2021, respectively.

On April 22, 2021, our board of directors authorized the repurchase of up to 4,338,000 shares of the Company’s common stock (approximately 5% of the shares of common stock outstanding as of March 31, 2021). The authorization is currently set to expire on December 31, 2022. The shares may be repurchased in the open market, by block purchase, through accelerated share repurchase plans, in privately negotiated transactions or otherwise, in one or more transactions, from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The repurchase authorization may be terminated or amended by the Board at any time prior to the expiration date. During the first quarter of 2022, 350,000 shares were repurchased under this program at an average cost of $52.82 per share, inclusive of commissions. To date, 799,876 shares with an average cost of $50.36 have been repurchased under this program.

On January 27, 2022, our board of directors declared a regular first quarter cash dividend of $0.27 per share, consistent with the prior quarter. The Company has paid uninterrupted dividends to its shareholders since 1967.

BALANCE SHEET ANALYSIS

Short-Term Investments

Short-term assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors. Short-term investments, including interest-bearing bank deposits and federal funds sold, were $3.1 billion at March 31, 2022, down $0.7 billion from December 31, 2021 and up $0.8 billion from March 31, 2021. Average short-term investments of $3.3 billion for the first quarter of 2022 were down $0.4 billion compared to the fourth quarter of 2021, and up $1.6 billion compared to the first quarter of 2021. Typically, these balances will change on a daily basis depending upon movement in customer loan and deposit accounts. However, excess liquidity that has stemmed from pandemic related conditions (refer to the discussion of Liquidity above) continues to drive an elevated balance of short-terms investments, largely held at the Federal Reserve.

Securities

Investment in securities totaled $8.5 billion at March 31, 2022, down $71.4 million, or 1%, from December 31, 2021, and up $475.1 million, or 6%, from March 31, 2021. The decrease from December 31, 2021 was the result of a negative market valuation adjustment of $389.2 million, partially offset by net purchases of $317.8 million. The increase from March 31, 2021 reflects net purchases of $882.9 million, partially offset by a negative valuation adjustment of $407.8 million. The net purchases from the prior quarter and the same quarter last year reflect investment of a portion of excess cash from federal funds into higher-yielding securities. Our securities portfolio includes securities categorized as available for sale and held to maturity. At March 31, 2022, securities available for sale totaled $6.0 billion and securities held to maturity totaled $2.5 billion. As a result of excess liquidity, and to provide some protection from the impact of future interest rate changes upon accumulated other comprehensive income, we reclassified securities available for sale with an aggregate fair value of $561.8 million to the securities held to maturity portfolio during the first quarter of 2022. The purpose of the securities portfolio is to increase profitability, mitigate interest rate risk, provide liquidity and comply with regulatory pledging requirements. Available for sale securities are carried at fair value and may be sold prior to maturity. Unrealized gains or losses on available for sale securities, net of deferred taxes, are recorded as accumulated other comprehensive income in stockholders’ equity.

Our securities portfolio consists mainly of residential and commercial mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies. We invest only in high quality investment grade securities with a targeted portfolio effective duration generally between two and five and a half years. At March 31, 2022, the average expected maturity of the portfolio was 5.86 years with an effective duration of 4.47 years and a nominal weighted-average yield of 1.93%. Under an immediate, parallel rate shock of 100 bps and 200 bps, the effective durations would be 4.60 years in both scenarios. At December 31, 2021, the average expected maturity of the portfolio was 5.80 years with an effective duration of 4.25 years and a nominal weighted-average yield of 1.87%. The average maturity of the portfolio at March 31, 2021 was 5.93 years, with an effective duration of 4.76 years and a nominal weighted-average yield of 1.95%. The changes in expected maturity, effective duration, and nominal weighted-average yield compared to both December 31, 2021 and March 31, 2021 was the result of reinvestment of maturities and paydowns and growth from the investment of excess liquidity. At March 31, 2022, approximately $1.9 billion of our available for sale securities are hedged with $1.7 billion in fair value hedges in order to provide protection and flexibility to reposition and/or reprice the portfolio in a rising interest rate environment, effectively reducing the duration (market price risk) on the hedged securities. Our strategy in the near term will be to invest in the securities portfolio as rates rise and monitor our hedge positions to adjust interest rate sensitivity.

At the end of each reporting period, we evaluate the securities portfolio for credit loss. Based on our assessments, expected credit loss was negligible for all periods in 2022 and 2021, and therefore no allowance for credit loss was recorded.

Loans

Total loans at March 31, 2022 were $21.3 billion, up $189.1 million, or 1%, from December 31, 2021, and down $341.5 billion, or 2%, from March 31, 2021. The linked-quarter increase was primarily attributable to growth of $385.3 million in core loans, as demand for traditional loan products increased, driven by our east and west regions and equipment finance specialty line, partially offset by a decrease of $196.2 million in PPP loans. The decline compared to March 31, 2021 is due to a net decrease in PPP loans of $2.0 billion, partially offset by growth of $1.7 billion in core loans.

The following table shows the composition of our loan portfolio at each date indicated:

	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands)	2022	2021	2021	2021	2021
Total loans:
Commercial non-real estate	$9,584,480	$9,612,460	$9,416,990	$9,532,710	$10,091,342
Commercial real estate - owner occupied	2,868,233	2,821,246	2,812,926	2,809,868	2,795,104
Total commercial and industrial	12,452,713	12,433,706	12,229,916	12,342,578	12,886,446
Commercial real estate - income producing	3,563,299	3,464,626	3,467,939	3,419,028	3,411,028
Construction and land development	1,286,655	1,228,670	1,213,991	1,295,036	1,122,141
Residential mortgages	2,462,900	2,423,890	2,351,053	2,412,459	2,488,792
Consumer	1,557,774	1,583,390	1,623,116	1,679,429	1,756,452
Total loans	$21,323,341	$21,134,282	$20,886,015	$21,148,530	$21,664,859

Commercial and industrial (“C&I”) loans, including both non-real estate and owner occupied real estate secured loans, totaled approximately $12.5 billion, or 58% of the total loan portfolio, at March 31, 2022, an increase of $19 million, or less than 1%, from December 31, 2021, and a decrease of $434 million, or 3%, from March 31, 2021. The linked-quarter increase is primarily attributable to growth of $215 million, or 2%, in core loans, partially offset by a $196 million reduction in PPP loans, due to repayment primarily through the SBA’s forgiveness program. Core loan growth reflects increased production in our commercial portfolio and in our equipment finance portfolio, as well as an increase in the line utilization rate. The year over year decrease is attributable to a $2.0 billion net reduction in PPP loans, partially offset by $1.6 billion of core loan growth. PPP loans included in C&I portfolio totaled $335 million at March 31, 2022, $531 million at December 31, 2021, and $2.3 billion at March 31, 2021.

The Bank lends mainly to middle market and smaller commercial entities, although it participates in larger shared credit loan facilities. Shared national credits funded at March 31, 2022 totaled approximately $2.2 billion, or 10% of total loans, an increase of $64 million from December 31, 2021 and $554 million from March 31, 2021. At March 31, 2022, approximately $375 million of our shared national credits were with healthcare-related customers, with the remaining portfolio in commercial real estate and other diverse industries.

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

	March 31,		December 31,		September 30,		June 30,		March 31,
	2022		2021		2021		2021		2021
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial & industrial loans:
Real estate and rental and leasing	$1,363,548	11%	$1,311,241	11%	$1,298,560	11%	$1,250,737	10%	$1,234,521	10%
Health care and social assistance	1,182,345	10%	1,284,578	10%	1,219,769	10%	1,086,845	9%	1,140,616	9%
Retail trade	1,104,686	9%	1,086,204	9%	1,069,225	9%	1,051,317	9%	1,033,822	8%
Construction	1,027,469	8%	923,040	7%	861,075	7%	753,049	6%	648,379	5%
Manufacturing	984,699	8%	919,830	7%	928,041	8%	946,266	8%	928,993	7%
Finance and insurance	911,910	7%	896,105	7%	796,980	7%	772,464	6%	680,368	5%
Wholesale trade	856,534	7%	823,295	7%	808,252	7%	751,689	6%	707,541	5%
Transportation and warehousing	771,865	6%	780,934	6%	785,367	6%	769,145	6%	789,573	6%
Professional, scientific, and technical services	662,559	5%	621,739	5%	521,965	4%	503,425	4%	486,970	4%
Accommodation, food services and entertainment	644,919	5%	595,698	5%	604,550	5%	605,728	5%	625,352	5%
Public administration	588,755	5%	596,301	5%	625,979	5%	638,921	5%	629,571	5%
Other services (except public administration)	401,243	3%	424,090	4%	421,884	3%	420,321	4%	433,848	3%
Energy	249,235	2%	266,235	2%	264,791	2%	274,641	2%	284,435	2%
Educational services	274,848	2%	255,127	2%	251,383	2%	260,366	2%	268,305	2%
Other	1,093,270	9%	1,118,230	9%	836,765	6%	840,141	7%	648,547	5%
Total commercial & industrial loans	12,117,885	97%	11,902,647	96%	11,294,586	92%	10,925,055	89%	10,540,841	82%
PPP loans	334,828	3%	531,059	4%	935,330	8%	1,417,523	11%	2,345,605	18%
Total commercial & industrial loans	$12,452,713	100%	$12,433,706	100%	$12,229,916	100%	$12,342,578	100%	$12,886,446	100%

Commercial real estate – income producing loans totaled approximately $3.6 billion at March 31, 2022, an increase of $99 million, or 3%, from December 31, 2021 and $152 million, or 4%, from March 31, 2021. Construction and land development loans, totaling approximately $1.3 billion at March 31, 2022, increased $58 million, or 5%, from December 31, 2021 and increased $165 million, or 15%, from March 31, 2021. The following table details the end-of-period aggregated commercial real estate – income producing and construction loan balances by property type. Loans reflected in 1-4 family residential construction include both loans to construction builders as well as single family borrowers.

	March 31,		December 31,		September 30,		June 30,		March 31,
	2022		2021		2021		2021		2021
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial real estate - income producing and construction loans:
Healthcare related properties	$815,090	17%	$766,338	16%	$677,137	15%	$676,587	14%	614,510	14%
Retail	793,126	17%	777,594	17%	756,619	16%	781,143	16%	742,649	16%
Multifamily	695,090	14%	647,300	14%	696,924	15%	688,900	15%	648,097	14%
Industrial	568,886	12%	561,022	12%	577,988	12%	569,123	12%	544,755	12%
Office	554,005	11%	501,771	11%	487,510	10%	501,885	11%	506,661	11%
1-4 family residential construction	516,580	11%	469,690	10%	441,925	9%	426,745	9%	426,124	9%
Hotel/motel and restaurants	441,285	9%	437,241	9%	504,536	11%	501,434	11%	519,736	12%
Other land loans	214,446	4%	257,594	5%	291,415	7%	318,136	7%	283,833	6%
Other	251,446	5%	274,746	6%	247,876	5%	250,111	5%	246,804	6%
Total commercial real estate - income producing and construction loans	$4,849,954	100%	$4,693,296	100%	$4,681,930	100%	$4,714,064	100%	4,533,169	100%

Our residential mortgages loan portfolio totaled $2.5 billion at March 31, 2022, up $39 million, or 2%, from December 31, 2021 and down $26 million, or 1%, from March 31, 2021. The increase in residential mortgage loans from the prior quarter was due to a lower level of originated loans sold in the secondary market, down to 27% from 35% in the quarter ending December 31, 2021, partially offset by a 2% decline in production. The decrease from the same quarter last year was due to continued refinance activity due to the interest rate environment which led to demand for longer term, fixed rate mortgages, which we typically originate for sale in the secondary market, and, as such, we have experienced a decline in our residential mortgage portfolio. The consumer loan portfolio totaled $1.6 billion at March 31, 2022, down $26 million, or 2%, from December 31, 2021, and down $199 million, or 11%, from March 31, 2021. The decline in the consumer loan portfolio is due in part to the exit of indirect automobile lending, and decreased loan demand.

Management expects core loan growth (excluding PPP loans) of 6% to 8% for the full year 2022, with quarterly results reflecting normal seasonality. We expect the majority of our PPP loans to be forgiven by the end of the second quarter of 2022.

Allowance for Credit Losses and Asset Quality

The Company's allowance for credit losses was $348.6 million at March 31, 2022, compared to $371.4 million at December 31, 2021 and $456.9 million at March 31, 2021.

The $22.8 million decrease in the March 31, 2022 allowance for credit losses is primarily attributable to lower collectively evaluated reserves driven by the economic forecast and improving asset quality, and lower individually evaluated reserves (generally used for nonperforming and troubled debt restructured loans) due largely to customer payment activity. The slower near-term growth S-2 scenario (anchored on the baseline) was weighted most heavily at 60% and the baseline scenario was weighted 40% to incorporate reasonably possible alternative economic outcomes. Both economic scenarios utilized reflect continued recovery from the economic downturn in the first half of 2020; however, each scenario has varying degrees of severity and duration of inflationary pressures and volatility in commodities prices stemming from geopolitical unrest.

The March 2022 baseline forecast assumes that the Russian invasion of Ukraine will have a marginal impact on the U.S. economy and disruptions to commodity markets will be limited and temporary. The date for abatement of the pandemic, where total case growth is less than 0.05% per day, occurred in the first quarter of 2022 and the forecast assumes that COVID-19 will be endemic and seasonal. Congress will pass a $600 billion Building a Better America plan by the third quarter of 2022, which will focus on clean-energy tax credits and other climate change programs. Inflation moderates and returns to the Federal Reserve’s target of 2% in the first half of next year and the Federal Reserve raises the target range for the federal funds rate four times this year, 25 basis points each time. The slower near-term growth S-2 forecast reflects a slower economic recovery than the baseline forecast, with the conflict between Russia and Ukraine persisting longer than in the baseline, resulting in further supply-chain disruption and volatility in commodities prices. Additionally, new cases, hospitalizations and deaths from COVID-19 begin to rise again, and as a result, a slower return to spending on air travel, retail and hotels than baseline. The S-2 scenario also assumes less effective stimulus and a slower return to full employment. Additional information on the Moody’s forecast is provided in the “Economic Outlook” section of this document

The allowance release of $22.8 million in the first quarter 2022 and the release of $108.4 million when compared to March 31, 2021 are across most portfolios and reflect the continued improvement in the economic conditions in our market and overall asset quality. Our allowance for credit loss coverage to total loans remains strong at 1.63% at March 31, 2022, or 1.66% when excluding SBA guaranteed PPP loans, compared to 1.76% at December 31, 2021, or 1.80% excluding PPP loans, and 2.11% at March 31, 2021, or 2.35% excluding PPP loans. While our reserve coverage to total loans continues to decline, it remains elevated compared to normalized levels, with borrower performance for select regions/industries not yet at pre-pandemic levels and uncertainty related to future payment performance as the impact of the federal stimulus tapers and modifications expire. The impact of the COVID-19 variants, inflationary pressures, global supply chain issues, and labor supply shortages in our markets adds uncertainty to the overall outlook.

The allowance for credit losses on the commercial portfolio decreased to $291.5 million, or 1.68% of that portfolio, at March 31, 2022 compared to the December 31, 2021 allowance of $307.9 million, or 1.80%. The decrease in the commercial allowance is primarily due to improved economic conditions in our footprint and improved asset quality metrics, with several quarters of little to no net charge-offs. Our residential mortgage allowance for credit loss decreased to $26.4 million, or 1.07% of that portfolio, at March 31, 2022, compared to $30.6 million, or 1.26%, at December 31, 2021, due primarily to a favorable movement in forecasted variables for home prices. Our allowance for credit losses on the consumer portfolio was $30.7 million, or 1.97%, at March 31, 2022, compared to $32.8 million, or 2.07%, at December 31, 2021.

Criticized commercial loans totaled $282.5 million at March 31, 2022, down 2% from $287.2 million at December 31, 2021 and down 19% from $347.8 million at March 31, 2021. The reduction in commercial criticized loans reflects payoffs, paydowns, upgrades, and charge-offs exceeding new downgrades. Criticized loans are defined as those having potential weaknesses that deserve management’s close attention (risk-rated as special mention, substandard and doubtful), including both accruing and nonaccruing loans. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process. In addition, the Company often looks at portfolios of loans to determine if there are areas of risk not specifically identified in its loan by loan approach.

Net charge-offs were $0.3 million, or 0.01% of average total loans on an annualized basis in the first quarter of 2022, virtually unchanged compared to $0.7 million, or 0.01% of average total loans in the fourth quarter of 2021 and down from $18.3 million, or 0.34% in the first quarter of 2021. Our commercial portfolio had net recoveries of $0.8 million and $0.5 million in the first quarter of 2022 and the fourth quarter of 2021, respectively. The first quarter of 2021 commercial net charge-offs totaled $16.2 million, consisting largely of charges related to energy-dependent credits. Our residential mortgage portfolio reflected minimal net recoveries in the first quarter of 2022 and the fourth and first quarter of 2021, and consumer net charge-offs were $1.2 million in the first quarter of 2022, virtually flat to the prior quarter and down from $2.1 million in the first quarter of 2021.

The following table sets forth activity in the allowance for credit losses for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2022	2021	2021
Provision and Allowance for Credit Losses
Allowance for loan losses:
Allowance for loan losses at beginning of period	$342,065	$371,521	$450,177
Loans charged-off:
Commercial non real estate	2,659	1,154	17,512
Commercial real estate - owner-occupied	—	1,457	347
Total commercial & industrial	2,659	2,611	17,859
Commercial real estate - income producing	4	194	194
Construction and land development	—	7	248
Total commercial	2,663	2,812	18,301
Residential mortgages	42	495	109
Consumer	2,680	2,848	3,694
Total charge-offs	5,385	6,155	22,104
Recoveries of loans previously charged-off:
Commercial non real estate	2,142	2,406	1,899
Commercial real estate - owner-occupied	389	279	37
Total commercial & industrial	2,531	2,685	1,936
Commercial real estate - income producing	878	5	—
Construction and land development	68	624	159
Total commercial	3,477	3,314	2,095
Residential mortgages	61	526	206
Consumer	1,528	1,646	1,549
Total recoveries	5,066	5,486	3,850
Total net charge-offs	319	669	18,254
Provision for loan losses	(23,903)	(28,787)	(7,563)
Allowance for loan losses at end of period	$317,843	$342,065	$424,360
Reserve for Unfunded Lending Commitments:
Reserve for unfunded lending commitments at beginning of period	$29,334	$28,946	$29,907
Provision for losses on unfunded lending commitments	1,376	388	2,652
Reserve for unfunded lending commitments at end of period	$30,710	$29,334	$32,559
Total Allowance for Credit Losses	$348,553	$371,399	$456,919
Total Provision for Credit Losses	$(22,527)	$(28,399)	$(4,911)
Coverage Ratios:
Allowance for loan losses to period-end loans	1.49%	1.62%	1.96%
Allowance for credit losses to period-end loans	1.63%	1.76%	2.11%
Charge-offs ratios:
Gross charge-offs to average loans	0.10%	0.12%	0.41%
Recoveries to average loans	0.10%	0.10%	0.07%
Net charge-offs to average loans	0.01%	0.01%	0.34%
Net Charge-offs to average loans by portfolio
Commercial non real estate	0.02%	(0.05)%	0.63%
Commercial real estate - owner-occupied	(0.06)%	0.17%	0.04%
Total commercial & industrial	0.00%	0.00%	0.50%
Commercial real estate - income producing	(0.10)%	0.02%	0.02%
Construction and land development	(0.02)%	(0.20)%	0.03%
Total commercial	(0.02)%	(0.01)%	0.38%
Residential mortgages	(0.00)%	(0.01)%	(0.02)%
Consumer	0.30%	0.30%	0.48%

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, troubled debt restructurings and foreclosed and surplus ORE and other foreclosed assets. Loans past due 90 days or more and still accruing are also disclosed.

	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands)	2022	2021	2021	2021	2021
Loans accounted for on a nonaccrual basis:
Commercial non-real estate	$4,065	$4,058	$7,167	$16,029	$24,108
Commercial non-real estate - restructured	1,247	2,915	2,781	3,095	3,542
Total commercial non-real estate	5,312	6,973	9,948	19,124	27,650
Commercial real estate - owner occupied	2,514	3,104	4,922	6,276	9,922
Commercial real estate - owner-occupied - restructured	235	1,817	1,798	1,839	1,882
Total commercial real estate - owner-occupied	2,749	4,921	6,720	8,115	11,804
Commercial real estate - income producing	1,880	5,377	4,167	4,975	4,729
Commercial real estate - income producing - restructured	76	81	82	86	89
Total commercial real estate - income producing	1,956	5,458	4,249	5,061	4,818
Construction and land development	578	837	1,230	2,004	1,680
Construction and land development - restructured	6	7	8	8	9
Total construction and land development	584	844	1,238	2,012	1,689
Residential mortgage	20,709	23,483	23,423	30,995	39,066
Residential mortgage - restructured	2,036	1,956	2,541	1,780	1,649
Total residential mortgage	22,745	25,439	25,964	32,775	40,715
Consumer	9,093	11,888	12,238	16,464	21,758
Consumer - restructured	—	—	—	—	—
Total consumer	9,093	11,888	12,238	16,464	21,758
Total nonaccrual loans	$42,439	$55,523	$60,357	$83,551	$108,434
Restructured loans - still accruing:
Commercial non-real estate	$494	$515	$480	$526	$2,337
Commercial real estate - owner occupied	—	—	—	—	—
Commercial real estate - income producing	—	—	—	—	341
Construction and land development	117	118	119	120	121
Residential mortgage	1,363	2,169	1,407	2,103	2,457
Consumer	929	986	1,065	1,081	1,064
Total restructured loans - still accruing	2,903	3,788	3,071	3,830	6,320
Total nonperforming loans	45,342	59,311	63,428	87,381	114,754
ORE and foreclosed assets	6,345	7,533	8,423	10,201	9,467
Total nonperforming assets (a)	$51,687	$66,844	$71,851	$97,582	$124,221
Loans 90 days past due still accruing (b)	$4,258	$5,524	$9,970	$8,925	$5,090
Total restructured loans	$6,503	$10,564	$10,281	$10,638	$13,491
Ratios:
Nonaccrual loans to total loans	0.20%	0.26%	0.29%	0.40%	0.50%
Nonperforming assets to loans plus ORE and foreclosed assets	0.24%	0.32%	0.34%	0.46%	0.57%
Allowance for loan losses to nonaccrual loans and accruing loans 90 days past due	680.65%	560.33%	528.28%	432.19%	373.81%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	640.81%	527.59%	506.17%	415.00%	354.09%
Loans 90 days past due still accruing to loans	0.02%	0.03%	0.05%	0.04%	0.02%

(a)
Includes total nonaccrual loans, total restructured loans - still accruing and ORE and foreclosed assets.
(b)
Excludes 90+ accruing restructured loans already reflected in total nonperforming loans of $1.8 million at 3/31/2021.

Nonperforming assets totaled $51.7 million at March 31, 2022, down $15.2 million from December 31, 2021, and $72.5 million from March 31, 2021. Nonperforming loans decreased $14.0 million compared to December 31, 2021, and $69.4 million from March 31, 2021. The declines in nonperforming loans was largely attributable to payoffs and charge-offs outpacing downgrades. ORE and foreclosed assets were $6.3 million at March 31, 2022, down from $7.5 million at December 31, 2021, and $9.5 million at March 31, 2021. Nonperforming assets as a percentage of total loans, ORE and other foreclosed assets was 0.24% at March 31, 2022, down 8 bps from December 31, 2021, and 33 bps from March 31, 2021.

Future assumptions in economic forecasts and our own asset quality metrics will drive our outlook for the level of forecasted reserves. We currently expect reserve releases will continue, however, expect to see them taper off over the next few quarters.

Deposits

Deposits provide the most significant source of funding for our interest earning assets. Generally, our ability to compete for market share depends on our deposit pricing and our wide range of products and services that are focused on customer needs. In order to meet our customers’ needs, we offer high-quality banking services with convenient delivery channels, including online and mobile banking. We provide specialized services to our commercial customers to promote commercial deposit growth. These services include treasury management, industry expertise and lockbox services. Since early 2020, deposit levels have also been influenced by pandemic driven factors, such as inflows from government stimulus payments, deposits related to funding PPP loans into business checking accounts and a slowdown in customer spending during the height of the pandemic.

Total deposits were $30.5 billion at March 31, 2022, up $34 million, or less than 1%, from December 31, 2021, with a favorable change in the deposit mix that included a $584 million increase in noninterest-bearing deposits and a $550 million decrease in interest-bearing accounts, including an $81 million decrease in higher-cost time deposits. Total deposits increased $1.3 billion, or 4%, from March 31, 2021, with strong growth of $1.8 billion in noninterest-bearing and a $513 million decrease in interest-bearing transaction deposits. Growth in noninterest-bearing deposits includes both commercial and consumer accounts. The decrease in interest-bearing deposits is largely a function of the low interest rate environment and deposit pricing. Average deposits for the first quarter of 2022 were $30.0 billion, up $279 million, or 1%, from the fourth quarter of 2021 and up $1.9 billion, or 7%, from the first quarter of 2021.

The following table shows the composition of our deposits at each date indicated.

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands)	2022	2021	2021	2021	2021

Noninterest-bearing deposits	$14,976,670	$14,392,808	$13,653,366	$13,406,385	$13,174,911
Interest-bearing retail transaction and savings deposits	11,488,607	11,677,333	11,306,731	11,325,942	11,218,208
Interest-bearing public fund deposits:
Public fund transaction and savings deposits	2,962,811	3,216,651	2,938,943	3,090,247	3,067,819
Public fund time deposits	51,496	77,956	116,445	116,552	130,704
Total interest-bearing public fund deposits	3,014,307	3,294,607	3,055,388	3,206,799	3,198,523
Retail time deposits	1,010,935	1,091,959	1,183,482	1,319,857	1,604,754
Brokered time deposits	9,190	9,190	9,190	14,124	14,124
Total interest-bearing deposits	15,523,039	16,073,089	15,554,791	15,866,722	16,035,609
Total deposits	$30,499,709	$30,465,897	$29,208,157	$29,273,107	$29,210,520

Noninterest-bearing demand deposits were $15.0 billion at March 31, 2022, up $584 million, or 4%, from December 31, 2021, and $1.8 billion, or 14%, from March 31, 2021. The linked quarter increase reflects growth in noninterest-bearing commercial and public funds deposits due in part to typical seasonality related to taxes, while the year-over-year changes is likely the result of pandemic and hurricane related cash inflows. Noninterest-bearing demand deposits comprised 49% of total deposits at March 31, 2022, 47% at December 31, 2021 and 45% at March 31, 2021.

Interest-bearing transaction and savings accounts of $11.5 billion at March 31, 2022 were down $189 million, or 2%, from December 31, 2021 and up $270 million, or 2%, from March 31, 2021. Interest-bearing public fund deposits totaled $3.0 billion at March 31, 2022, down $280.3 million, or 9%, from December 31, 2021, and down $184.2 million, or 6%, from March 31, 2021. Time deposits other than public funds totaled $1.0 billion at March 31, 2022, down $81.0 million, or 7%, from December 31, 2021, and $593.8 million, or 37%, from March 31, 2021. The decrease in time deposits from both periods was due in part to maturing retail and jumbo certificates of deposit which were not renewed, likely due to prevailing rates that reflect management’s strategic approach to lowering the cost of funds.

Management expects deposits to remain flat to down slightly from the December 31, 2021 level of $30.5 billion.

Short-Term Borrowings

At March 31, 2022, short-term borrowings totaled $1.6 billion, down $45 million, or 3%, from December 31, 2021 and down $32 million, or 2%, from March 31, 2021, driven mainly by changes in customer repurchase agreements. Average short-term borrowings of $1.7 billion in the first quarter of 2022 were virtually flat when compared to both the prior quarter and same quarter last year.

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

Included in short-term borrowings at March 31, 2022 are $1.1 billion of FHLB advances consisting of five fixed rate notes maturing between 2034 and 2035, that are classified as short-term as the FHLB has the option to put (terminate) the advance prior to maturity. The advances were entered into in late 2019 into early 2020 with average interest rates of 0.49%. The Company has access to sufficient liquidity should these advances be called.

Long-Term Debt

Long-term debt totaled $240.5 million at March 31, 2022, down $3.8 million, or 2%, from December 31, 2021, and down $157.1 million, or 40%, from March 31, 2021. The decrease from March 31, 2021 is largely attributable to the redemption of $150 million of subordinated notes on June 15, 2021.

Long-term debt at March 31, 2022 includes subordinated notes payable with an aggregate principal amount of $172.5 million with a stated maturity of June 15, 2060, a fixed rate of 6.25% per annum that qualify as Tier 2 capital of certain regulatory capital ratios. Subject to prior approval by the Federal Reserve, the Company may redeem these notes in whole or in part on any of its quarterly interest payment dates after June 15, 2025.

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

The contract amounts of these instruments reflect our exposure to credit risk. The Bank undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. At March 31, 2022, the Company had a reserve for unfunded lending commitments totaling $30.7 million.

The following table shows the commitments to extend credit and letters of credit at March 31, 2022 according to expiration date.

		Expiration Date
		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$9,612,025	$4,086,523	$2,500,027	$2,219,598	$805,877
Letters of credit	382,067	287,586	82,761	11,720	—
Total	$9,994,092	$4,374,109	$2,582,788	$2,231,318	$805,877

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no material changes or developments during the reporting period with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2021.

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

The following table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in rates at March 31, 2022. Shifts are measured in 100 basis point increments in a range from -500 to +500 basis points from base case, with +100 through +300 basis points presented in the table below. Our interest rate sensitivity modeling incorporates a number of assumptions including loan and deposit repricing characteristics, the rate of loan prepayments and other factors such as loan floors the impact of off-balance sheet hedges. The base scenario assumes that the current interest rate environment is held constant over a 24-month forecast period and is the scenario to which all others are compared in order to measure the change in net interest income. Policy limits on the change in net interest income under a variety of interest rate scenarios are approved by the Board of Directors. All policy scenarios assume a static volume forecast where the balance sheet is held constant, although other scenarios are modeled.

	Estimated Increase
	(Decrease) in NII
Change in Interest Rates	Year 1	Year 2
(basis points)
+100	6.84%	10.32%
+200	14.54%	21.24%
+300	22.21%	32.12%

The results indicate an increased level of asset sensitivity across most scenarios driven primarily by a large short-term excess reserves position held at the Federal Reserve, repricing in variable rate loans, and a funding mix which has a higher composition of non-interest bearing and lower rate sensitive deposits. When deemed to be prudent, management has taken actions to mitigate exposure to interest rate risk with on- or off-balance sheet financial instruments and intends to do so in the future. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes.

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

Regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee ("ARRC") have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., AMERIBOR or the Secured Overnight Financing Rate ("SOFR") as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments.

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

The Bank has adopted several replacement benchmarks to use in place of LIBOR benchmark rates, with AMERIBOR along with Chicago Mercantile Exchange Inc. (“CME”) Term SOFR and FRB-NY SOFR as the primary rates. The replacement benchmarks rates adopted by the Bank have been affirmed to comply with the 19 principles set forth by the International Organization of Securities Commissions ("IOSCO") for Financial Benchmarks, and it further provides the Bank confidence these replacement benchmarks are based on transparent, market-based transactions. The Bank began using these replacement benchmarks towards the end of the third quarter of 2021.

At March 31, 2022, approximately 31% of our loan portfolio, excluding PPP loans, consisted of variable rate loans tied to LIBOR, along with related derivatives and other financial instruments.

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were effective.

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company, including subsidiaries, is party to various legal proceedings arising in the ordinary course of business. We do not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on our consolidated financial position or liquidity.

Item 1A. Risk Factors

The Company disclosed risk factors in its Annual Report on Form 10-K for the year ended December 31, 2021. The risks described may not be the only risks facing us. Additional risks and uncertainties not currently known to us or that are currently considered to not be material also may materially adversely affect our business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has in place a Board approved stock buyback program whereby the Company is authorized to repurchase up to 4.3 million shares of its common stock through the program’s expiration date of December 31, 2022. The program allows the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions. Following is a summary of repurchases during the three months ended March 31, 2022.

	Total number of shares or units purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under such plans or programs
January 1, 2022 - January 31, 2022	—	—	—	3,850,124
February 1, 2022 - February 28, 2022	165,767	$53.08	165,767	3,684,357
March 1, 2022 - March 31, 2022	184,233	$52.59	184,233	3,500,124
	350,000	$52.82	350,000

Item 6. Exhibits

(a) Exhibits:

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Hancock Whitney Corporation		8-K	3.1	5/1/2020
3.2	Second Amended and Restated Bylaws of Hancock Whitney Corporation		8-K	3.2	5/1/2020
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File	X

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

May 4, 2022