Form 10-Q
period 2022-06-30
HANCOCK WHITNEY CORP
filed 2022-08-04
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

85,715,927 common shares were outstanding at July 31, 2022.

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

Short-term Investments – the sum of Interest-bearing bank deposits and Federal funds sold

SOFR – secured overnight financing rate

te – taxable equivalent adjustment, or the term used to indicate that a financial measure is presented on a fully taxable equivalent basis

TDR – troubled debt restructuring

TSR – total shareholder return

U.S. Treasury – The United States Department of the Treasury

VERIP – Voluntary Early Retirement Incentive Program

Part I. Financial Information

Item 1. Financial Statements

Hancock Whitney Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except per share data)	2022	2021
ASSETS
Cash and due from banks	$698,274	$401,201
Interest-bearing bank deposits	785,738	3,830,177
Federal funds sold	85,458	458
Securities available for sale, at fair value (amortized cost of $6,358,434 and $6,984,530)	5,779,381	6,986,698
Securities held to maturity (fair value of $2,615,798 and $1,631,482)	2,752,012	1,565,751
Loans held for sale (includes $21,496 and $41,022 measured at fair value)	44,253	93,069
Loans	21,846,068	21,134,282
Less: allowance for loan losses	(308,175)	(342,065)
Loans, net	21,537,893	20,792,217
Property and equipment, net of accumulated depreciation of $290,880 and $280,065	352,011	350,309
Right of use assets, net of accumulated amortization of $40,312 and $34,425	98,664	102,239
Prepaid expenses	50,095	38,793
Other real estate and foreclosed assets, net	3,467	7,533
Accrued interest receivable	101,172	96,938
Goodwill	855,453	855,453
Other intangible assets, net	62,892	70,226
Life insurance contracts	725,664	664,535
Funded pension assets, net	230,627	227,870
Deferred tax asset, net	107,013	—
Other assets	367,458	447,738
Total assets	$34,637,525	$36,531,205
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$14,676,342	$14,392,808
Interest-bearing	15,190,090	16,073,089
Total deposits	29,866,432	30,465,897
Short-term borrowings	630,011	1,665,061
Long-term debt	240,091	244,220
Accrued interest payable	2,005	3,103
Lease liabilities	118,572	122,079
Deferred tax liability, net	—	19,434
Other liabilities	430,691	341,059
Total liabilities	31,287,802	32,860,853
Stockholders' equity:
Common stock	309,513	309,513
Capital surplus	1,710,898	1,755,701
Retained earnings	1,856,489	1,659,073
Accumulated other comprehensive loss, net	(527,177)	(53,935)
Total stockholders' equity	3,349,723	3,670,352
Total liabilities and stockholders' equity	$34,637,525	$36,531,205
Preferred shares authorized (par value of $20.00 per share)	50,000	50,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	92,947	92,947
Common shares outstanding	85,714	86,749

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Interest income:
Loans, including fees	$207,163	$209,066	$399,913	$422,779
Loans held for sale	443	648	1,134	1,319
Securities-taxable	39,015	33,148	76,179	64,351
Securities-tax exempt	4,718	4,762	9,373	9,545
Short-term investments	3,525	676	5,051	1,091
Total interest income	254,864	248,300	491,650	499,085
Interest expense:
Deposits	5,051	7,064	8,829	16,291
Short-term borrowings	959	1,555	2,378	3,088
Long-term debt	3,122	5,038	6,248	10,476
Total interest expense	9,132	13,657	17,455	29,855
Net interest income	245,732	234,643	474,195	469,230
Provision for credit losses	(9,761)	(17,229)	(32,288)	(22,140)
Net interest income after provision for credit losses	255,493	251,872	506,483	491,370
Noninterest income:
Service charges on deposit accounts	20,495	19,381	42,169	38,527
Trust fees	17,309	16,307	32,588	31,310
Bank card and ATM fees	21,870	20,483	42,266	38,603
Investment and annuity fees and insurance commissions	8,001	7,331	15,428	14,789
Secondary mortgage market operations	2,990	12,556	6,736	24,266
Securities transactions, net	—	333	(87)	333
Other income	14,988	17,881	29,985	33,533
Total noninterest income	85,653	94,272	169,085	181,361
Noninterest expense:
Compensation expense	94,155	100,587	180,148	196,433
Employee benefits	21,015	42,067	42,418	65,836
Personnel expense	115,170	142,654	222,566	262,269
Net occupancy expense	12,225	12,955	23,905	25,865
Equipment expense	4,703	4,392	9,570	9,173
Data processing expense	26,169	23,885	50,408	46,832
Professional services expense	8,423	13,473	16,216	24,724
Amortization of intangible assets	3,586	4,245	7,334	8,664
Deposit insurance and regulatory fees	3,503	2,967	7,243	6,362
Other real estate and foreclosed assets income, net	(88)	(86)	(1,852)	(80)
Other expense	13,406	32,285	31,646	46,033
Total noninterest expense	187,097	236,770	367,036	429,842
Income before income taxes	154,049	109,374	308,532	242,889
Income taxes expense	32,614	20,656	63,619	46,999
Net income	$121,435	$88,718	$244,913	$195,890
Earnings per common share-basic	$1.39	$1.00	$2.79	$2.21
Earnings per common share-diluted	$1.38	$1.00	$2.78	$2.20
Dividends paid per share	$0.27	$0.27	$0.54	$0.54
Weighted average shares outstanding-basic	86,067	86,814	86,362	86,783
Weighted average shares outstanding-diluted	86,354	86,990	86,654	86,932

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Net income	$121,435	$88,718	$244,913	$195,890
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain or loss on securities available for sale and cash flow hedges	(203,551)	50,135	(594,455)	(95,355)
Reclassification of income realized and included in earnings	(5,570)	(3,198)	(9,408)	(2,912)
Valuation adjustments to pension plan attributable to the Voluntary Early Retirement Program and curtailment	—	59,606	—	59,606
Other valuation adjustments to employee benefit plans	(7,987)	(10,651)	(7,987)	(10,651)
Amortization of unrealized net gain (loss) on securities transferred to held to maturity	266	(45)	527	(101)
Other comprehensive income (loss) before income taxes	(216,842)	95,847	(611,323)	(49,413)
Income tax expense (benefit)	(48,941)	21,542	(138,081)	(12,206)
Other comprehensive income (loss) net of income taxes	(167,901)	74,305	(473,242)	(37,207)
Comprehensive income (loss)	$(46,466)	$163,023	$(228,329)	$158,683

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended June 30, 2022 and 2021					Accumulated
	Common Stock				Other
(in thousands, except parenthetical share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Income (Loss)	Total
Balance, March 31, 2022	92,947	$309,513	$1,742,021	$1,758,693	$(359,276)	$3,450,951
Net income	—	—	—	121,435	—	121,435
Other comprehensive loss	—	—	—	—	(167,901)	(167,901)
Comprehensive loss	—	—	—	121,435	(167,901)	(46,466)
Cash dividends declared ($0.27 per common share)	—	—	—	(23,672)	—	(23,672)
Common stock activity, long-term incentive plans	—	—	5,957	33	—	5,990
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	919	—	—	919
Repurchase of common stock (804,368 shares)	—	—	(37,999)	—	—	(37,999)
Balance, June 30, 2022	92,947	$309,513	$1,710,898	$1,856,489	$(527,177)	$3,349,723
Balance, March 31, 2021	92,947	$309,513	$1,764,145	$1,374,688	$(31,443)	$3,416,903
Net income	—	—	—	88,718	—	88,718
Other comprehensive income	—	—	—	—	74,305	74,305
Comprehensive income	—	—	—	88,718	74,305	163,023
Cash dividends declared ($0.27 per common share)	—	—	—	(24,023)	—	(24,023)
Common stock activity, long-term incentive plans	—	—	5,870	170	—	6,040
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	958	—	—	958
Balance, June 30, 2021	92,947	$309,513	$1,770,973	$1,439,553	$42,862	$3,562,901

Six Months Ended June 30, 2022 and 2021					Accumulated
	Common Stock				Other
(in thousands, except parenthetical share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Income (Loss)	Total
Balance, December 31, 2021	92,947	$309,513	$1,755,701	$1,659,073	$(53,935)	$3,670,352
Net income	—	—	—	244,913	—	244,913
Other comprehensive loss	—	—	—	—	(473,242)	(473,242)
Comprehensive loss	—	—	—	244,913	(473,242)	(228,329)
Dividends declared ($0.54 per common share)	—	—	—	(47,581)	—	(47,581)
Common stock activity, long-term incentive plans	—	—	9,886	84	—	9,970
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	1,800	—	—	1,800
Repurchase of common stock (1,154,368 shares)	—	—	(56,489)	—	—	(56,489)
Balance, June 30, 2022	92,947	$309,513	$1,710,898	$1,856,489	$(527,177)	$3,349,723
Balance, December 31, 2020	92,947	$309,513	$1,757,937	$1,291,506	$80,069	$3,439,025
Net income	—	—	—	195,890	—	195,890
Other comprehensive loss	—	—	—	—	(37,207)	(37,207)
Comprehensive income	—	—	—	195,890	(37,207)	158,683
Cash dividends declared ($0.54 per common share)	—	—	—	(48,044)	—	(48,044)
Common stock activity, long-term incentive plans	—	—	11,074	201	—	11,275
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	1,962	—	—	1,962
Balance, June 30, 2021	92,947	$309,513	$1,770,973	$1,439,553	$42,862	$3,562,901

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
(in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$244,913	$195,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,814	14,352
Provision for credit losses	(32,288)	(22,140)
Gain on other real estate and foreclosed assets	(3,276)	(627)
Loss (gain) on sale of securities	87	(333)
Deferred tax expense	11,634	2,158
Increase in cash surrender value of life insurance contracts	(920)	(15,353)
Impairment of or loss on disposal of assets	539	15,274
Loss on extinguishment of debt	—	4,165
Net decrease in loans held for sale	43,329	45,414
Net amortization of securities premium/discount	21,311	26,211
Amortization of intangible assets	7,334	8,664
Stock-based compensation expense	11,379	11,646
Net change in derivative collateral liability	96,591	44,441
Decrease in interest payable and other liabilities	(19,009)	(6,229)
Decrease in other assets	108,679	45,301
Other, net	(18,286)	(1,271)
Net cash provided by operating activities	486,831	367,563
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available for sale securities	73,219	198,681
Proceeds from maturities of securities available for sale	295,121	593,760
Purchases of securities available for sale	(383,398)	(2,235,723)
Proceeds from maturities of securities held to maturity	77,794	77,197
Purchases of securities held to maturity	(708,439)	(59,362)
Proceeds received upon termination of fair value hedge instruments	49,167	—
Net (increase) decrease in short-term investments	2,959,439	(869,999)
Net redemptions of Federal Home Loan Bank stock	37,423	—
Proceeds from sales of loans and leases	26,619	12,312
Net (increase) decrease in loans	(808,525)	670,795
Purchase of life insurance contracts	(65,000)	(75,000)
Proceeds from the surrender of life insurance contracts	—	44,045
Purchases of property and equipment	(18,212)	(7,636)
Proceeds from sales of other real estate	9,378	5,504
Other, net	4,277	6,549
Net cash provided by (used in) investing activities	1,548,863	(1,638,877)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(599,465)	1,575,231
Net decrease in short-term borrowings	(1,035,050)	(151,005)
Proceeds from the issuance of long-term debt	—	22,388
Repayments of long-term debt	(480)	(153,287)
Dividends paid	(47,365)	(48,044)
Payroll tax remitted on net share settlement of equity awards	(1,799)	(1,082)
Proceeds from exercise of stock options	227	439
Proceeds from dividend reinvestment and stock purchase plans	1,800	1,962
Repurchase of common stock	(56,489)	—
Net cash provided by (used in) financing activities	(1,738,621)	1,246,602
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	297,073	(24,712)
CASH AND DUE FROM BANKS, BEGINNING	401,201	526,306
CASH AND DUE FROM BANKS, ENDING	$698,274	$501,594
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$118	$2,578

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

Refer to Note 14 – Recent Accounting Pronouncements for a discussion of accounting standards issued but not yet adopted at June 30, 2022 and the anticipated impact to the Company’s financial statements.

2. Securities

The following tables set forth the amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities classified as available for sale and held to maturity at June 30, 2022 and December 31, 2021. Amortized cost of securities does not include accrued interest which is reflected in the accrued interest line item on the consolidated balance sheets totaling $27.2 million at June 30, 2022 and $25.5 million at December 31, 2021. During the six months ended June 30, 2022, the Company transferred securities with an aggregate fair value of $561.8 million, inclusive of an unrealized loss of $15.4 million, from the available for sale portfolio to the held to maturity portfolio; as such, the securities were recorded with an amortized cost of $561.8 million within the held to maturity portfolio. The unrealized loss is reflected in accumulated other comprehensive income and is being amortized to interest income over the remaining lives of the securities.

	June 30, 2022				December 31, 2021
		Gross	Gross			Gross	Gross
Securities Available for Sale	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$10,036	$—	$972	$9,064	$420,857	$3,781	$5,340	$419,298
Municipal obligations	213,486	338	3,080	210,744	304,536	13,184	3,562	314,158
Residential mortgage-backed securities	2,827,597	922	295,484	2,533,035	3,056,763	29,158	50,123	3,035,798
Commercial mortgage-backed securities	3,197,006	393	276,276	2,921,123	3,064,828	61,645	48,614	3,077,859
Collateralized mortgage obligations	86,809	—	3,771	83,038	119,046	1,837	—	120,883
Corporate debt securities	23,500	—	1,123	22,377	18,500	210	8	18,702
	$6,358,434	$1,653	$580,706	$5,779,381	$6,984,530	$109,815	$107,647	$6,986,698

	June 30, 2022				December 31, 2021
		Gross	Gross			Gross	Gross
Securities Held to Maturity	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$389,878	$168	$28,700	$361,346	$14,857	$—	$20	$14,837
Municipal obligations	704,862	1,798	18,117	688,543	621,405	37,941	205	659,141
Residential mortgage-backed securities	702,905	—	43,366	659,539	268,907	682	1,499	268,090
Commercial mortgage-backed securities	900,776	—	46,664	854,112	603,156	28,679	669	631,166
Collateralized mortgage obligations	53,591	1	1,334	52,258	57,426	822	—	58,248
	$2,752,012	$1,967	$138,181	$2,615,798	$1,565,751	$68,124	$2,393	$1,631,482

The following tables present the amortized cost and fair value of debt securities available for sale and held to maturity at June 30, 2022 by contractual maturity. Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateralized mortgage obligations.

Debt Securities Available for Sale	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$323	$326
Due after one year through five years	825,767	803,642
Due after five years through ten years	2,932,193	2,674,994
Due after ten years	2,600,151	2,300,419
Total available for sale debt securities	$6,358,434	$5,779,381

Debt Securities Held to Maturity	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$11,035	$11,005
Due after one year through five years	385,208	380,049
Due after five years through ten years	951,715	905,108
Due after ten years	1,404,054	1,319,636
Total held to maturity securities	$2,752,012	$2,615,798

The Company held no securities classified as trading at June 30, 2022 and December 31, 2021.

The following table presents the proceeds from, gross gains on, and gross losses on sales of securities during the six months ended June 30, 2022 and 2021. Net gains or losses are reflected in the "Securities transactions, net" line item on the Consolidated Statements of Income.

	Six Months EndedJune 30,
(in thousands)	2022	2021
Proceeds	$73,219	$198,681
Gross gains	—	1,649
Gross losses	87	1,316
Net loss	$(87)	$333

Securities with carrying values totaling $4.1 billion and $4.0 billion were pledged as collateral at June 30, 2022 and December 31, 2021, respectively, primarily to secure public deposits or securities sold under agreements to repurchase.

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

The fair value and gross unrealized losses for securities classified as available for sale with unrealized losses for the periods indicated follow.

Available for Sale
June 30, 2022	Losses < 12 months		Losses 12 months or >		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$9,064	$972	$—	$—	$9,064	$972
Municipal obligations	180,505	3,080	—	—	180,505	3,080
Residential mortgage-backed securities	1,373,018	101,020	1,095,567	194,464	2,468,585	295,484
Commercial mortgage-backed securities	2,080,940	163,555	760,822	112,721	2,841,762	276,276
Collateralized mortgage obligations	83,038	3,771	—	—	83,038	3,771
Corporate debt securities	18,437	1,062	1,439	61	19,876	1,123
	$3,745,002	$273,460	$1,857,828	$307,246	$5,602,830	$580,706

Available for Sale
December 31, 2021	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$198,318	2,305	$63,534	$3,035	$261,852	$5,340
Municipal obligations	43,021	2,372	25,126	1,190	68,147	3,562
Residential mortgage-backed securities	1,293,179	20,581	819,596	29,541	2,112,775	50,122
Commercial mortgage-backed securities	786,206	14,819	665,687	33,796	1,451,893	48,615
Collateralized mortgage obligations	—	—	—	—	—	—
Corporate debt securities	6,992	8	—	—	6,992	8
	$2,327,716	$40,085	$1,573,943	$67,562	$3,901,659	$107,647

At each reporting period, the Company evaluates its held to maturity municipal obligation portfolio for credit loss using probability of default and loss given default models. The models were run using a long-term average probability of default migration and with a probability weighting of Moody’s economic forecasts. The resulting credit losses, if any, were negligible and no allowance for credit loss was recorded.

The fair value and gross unrealized losses for securities classified as held to maturity with unrealized losses for the periods indicated follow.

Held to maturity
June 30, 2022	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$274,813	$21,723	$66,290	$6,977	$341,103	$28,700
Municipal obligations	418,484	10,931	39,761	7,186	458,245	18,117
Residential mortgage-backed securities	653,358	42,184	6,181	1,182	659,539	43,366
Commercial mortgage-backed securities	843,698	44,795	10,414	1,869	854,112	46,664
Collateralized mortgage obligations	51,451	1,334	—	—	51,451	1,334
	$2,241,804	$120,967	$122,646	$17,214	$2,364,450	$138,181

Held to maturity
December 31, 2021	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$14,837	$20	$—	$—	$14,837	$20
Municipal obligations	7,795	205	—	—	7,795	205
Residential mortgage-backed securities	253,661	1,499	—	—	253,661	1,499
Commercial mortgage-backed securities	56,366	205	11,837	464	68,203	669
Collateralized mortgage obligations	—	—	—	—	—	—
	$332,659	$1,929	$11,837	$464	$344,496	$2,393

As of June 30, 2022 and December 31, 2021, the Company had 671 and 142 securities, respectively, with market values below their cost basis. None of the unrealized losses relate primarily to the marketability of the securities or the issuer’s ability to meet contractual obligations. In all cases, the indicated impairment on these debt securities would be recovered no later than the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. The unrealized losses were deemed to be non-credit related at June 30, 2022 and December 31, 2021. The Company has adequate liquidity and, therefore does not plan to, and more likely than not, will not be required to liquidate these securities before recovery of the indicated impairment.

3. Loans and Allowance for Credit Losses

The Company generally makes loans in its market areas of south and central Mississippi; southern and central Alabama; northwest, central and south Louisiana; the northern, central and panhandle regions of Florida; certain areas of east and northeast Texas, including Houston, Beaumont, Dallas, and San Antonio; and Nashville, Tennessee.

Loans, net of unearned income, by portfolio are presented at amortized cost basis in the table below. Amortized cost does not include accrued interest, which is reflected in the accrued interest line item in the Consolidated Balance Sheets, totaling $72.1 million and $67.8 million at June 30, 2022 and December 31, 2021, respectively. Included in commercial non-real estate loans at June 30, 2022 and December 31, 2021 was $151.3 million and $531.1 million, respectively, of Paycheck Protection Program loans, described in more detail below. The following table presents loans, net of unearned income, by portfolio class at June 30, 2022 and December 31, 2021.

	June 30,	December 31,
(in thousands)	2022	2021
Commercial non-real estate	$9,645,092	$9,612,460
Commercial real estate - owner occupied	2,964,474	2,821,246
Total commercial and industrial	12,609,566	12,433,706
Commercial real estate - income producing	3,641,243	3,464,626
Construction and land development	1,408,727	1,228,670
Residential mortgages	2,615,807	2,423,890
Consumer	1,570,725	1,583,390
Total loans	$21,846,068	$21,134,282

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

Allowance for Credit Losses

The calculation of the allowance for credit losses is performed using two primary approaches: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated. The allowance for credit losses was developed using multiple Moody’s Analytics (“Moody’s") macroeconomic forecasts applied to internally developed credit models for a two year reasonable and supportable period. The following tables present activity in the allowance for credit losses (ACL) by portfolio class for the six months ended June 30, 2022 and 2021, as well as the corresponding recorded investment in loans at the end of each period.

		Commercial	Total	Commercial
	Commercial	real estate-	commercial	real estate-	Construction
	non-real	owner	and	income	and land	Residential
(in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total
	Six Months Ended June 30, 2022
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$95,888	$53,433	$149,321	$108,058	$22,102	$30,623	$31,961	$342,065
Charge-offs	(3,747)	(857)	(4,604)	(1,066)	(3)	(60)	(5,627)	(11,360)
Recoveries	6,603	491	7,094	878	126	527	3,102	11,727
Net provision for loan losses	(5,925)	(3,452)	(9,377)	(24,919)	2,478	(2,506)	67	(34,257)
Ending balance - allowance for loan losses	$92,819	$49,615	$142,434	$82,951	$24,703	$28,584	$29,503	$308,175
Reserve for unfunded lending commitments:
Beginning balance	$4,522	$323	$4,845	$1,694	$21,907	$22	$866	$29,334
Provision for losses on unfunded commitments	51	40	91	(274)	1,598	2	552	1,969
Ending balance - reserve for unfunded lending commitments	4,573	363	4,936	1,420	23,505	24	1,418	31,303
Total allowance for credit losses	$97,392	$49,978	$147,370	$84,371	$48,208	$28,608	$30,921	$339,478
Allowance for loan losses:
Individually evaluated	$76	$31	$107	$18	$19	$322	$170	$636
Collectively evaluated	92,743	49,584	142,327	82,933	24,684	28,262	29,333	307,539
Allowance for loan losses	$92,819	$49,615	$142,434	$82,951	$24,703	$28,584	$29,503	$308,175
Reserve for unfunded lending commitments:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	4,573	363	4,936	1,420	23,505	24	1,418	31,303
Reserve for unfunded lending commitments:	$4,573	$363	$4,936	$1,420	$23,505	$24	$1,418	$31,303
Total allowance for credit losses	$97,392	$49,978	$147,370	$84,371	$48,208	$28,608	$30,921	$339,478
Loans:
Individually evaluated	$1,559	$937	$2,496	$1,289	$120	$3,991	$905	$8,801
Collectively evaluated	9,643,533	2,963,537	12,607,070	3,639,954	1,408,607	2,611,816	1,569,820	21,837,267
Total loans	$9,645,092	$2,964,474	$12,609,566	$3,641,243	$1,408,727	$2,615,807	$1,570,725	$21,846,068

In arriving at the June 30, 2022 allowance, the Company weighted the June 2022 baseline economic forecast, which Moody’s defines as the “most likely outcome” based on current conditions and its view of where the economy is headed, with a 25% probability. Key assumptions within the June 2022 baseline forecast include the following: (1) Russian military action will go no further than Ukraine and, as such, disruption to the U.S. economy will be limited and temporary; (2) the return to a full-employment, defined as an unemployment rate of 3.5%, labor force participation of approximately 62.5% and a prime age employment to population ratio above 80%, expected to be achieved this summer; (3) forecasted GDP growth of 2.7% in 2022 and 2.6% in 2023; (4) the Federal Funds rate will reach a target of 2.25% or 2.50% by the end of 2022; and (5) each future surge in COVID-19 infections having a diminishing threat to economic conditions. Management determined the assumptions provided for in the downside slower near-term growth (S-2) to be more likely than the baseline scenario; as such, the S-2 scenario was given a 75% probability weighting in the allowance for credit losses calculation at June 30, 2022. The S-2 scenario assumes that, when compared to baseline, the conflict between Russia and Ukraine spans longer than anticipated and results in longer and larger interruption of global commodity supply; in turn, supply chain issues worsen, increasing shortages of affected goods and further boosting inflation. As a result, the Federal Reserve would react by raising interest rates more than anticipated in the baseline scenario, generating greater corrections in equity markets and declines in spending. As such, the S-2 scenario incorporates a mild two quarter recession in the second half of 2022. Further, the scenario assumes that unemployment rate peaks at 6.5% in mid-2023, with the return to full employment not occurring until the third quarter of 2024 and that the number of COVID-19 cases, hospitalizations and deaths will rise again, slowing growth in spending on air travel, retail and hotels.

Despite economic volatility and uncertainty, including the possibility of a recession in the near-term, the credit loss outlook on the loan portfolio as a whole has not changed significantly. Positive economic indicators of growth within the Company's footprint, continued improvements in asset quality metrics and minimal credit losses in recent periods allowed for a modest release of credit loss reserves during the period.

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

The modest release of credit reserves across most portfolios during the first six months of 2021 reflects improvements in economic indicators and economic forecasts. The continued elevated allowance level was a result of uncertainty surrounding future performance as the impact of stimulus diminishes and modifications expire. In arriving at the allowance for credit losses at June 30, 2021, the Company weighted the baseline economic forecast at 65% and the downside slower near-term growth scenario S-2 at 35%.

Nonaccrual loans and loans modified in troubled debt restructurings

The following table shows the composition of nonaccrual loans and those without an allowance for loan loss, by portfolio class.

	June 30, 2022		December 31, 2021
(in thousands)	Total nonaccrual	Nonaccrual without allowance for loan loss	Total nonaccrual	Nonaccrual without allowance for loan loss
Commercial non-real estate	$4,829	$1,230	$6,974	$1,264
Commercial real estate - owner occupied	2,394	709	4,921	729
Total commercial and industrial	7,223	1,939	11,895	1,993
Commercial real estate - income producing	1,916	1,215	5,458	5,207
Construction and land development	680	—	844	—
Residential mortgages	20,362	1,900	25,439	1,997
Consumer	7,885	—	11,887	48
Total loans	$38,066	$5,054	$55,523	$9,245

Nonaccrual loans include nonaccruing loans modified in troubled debt restructurings (“TDRs”) of $3.2 million and $6.8 million at June 30, 2022 and December 31, 2021, respectively. Total TDRs, both accruing and nonaccruing, were $5.7 million at June 30, 2022 and $10.6 million at December 31, 2021. All TDRs are individually evaluated for credit loss. At June 30, 2022 and December 31, 2021, the Company had no unfunded commitments to borrowers whose loan terms have been modified in a TDR.

The tables below provide detail by portfolio class TDRs that were modified during the three and six months ended June 30, 2022 and 2021.

Three Months Ended
($ in thousands)	June 30, 2022			June 30, 2021
Troubled Debt Restructurings:	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial non-real estate	—	$—	$—	—	$—	$—
Commercial real estate - owner occupied	—	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—	—
Commercial real estate - income producing	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Residential mortgages	1	38	38	1	109	132
Consumer	1	3	3	3	32	32
Total loans	2	$41	$41	4	$141	$164

	Six Months Ended
($ in thousands)	June 30, 2022			June 30, 2021
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial non-real estate	—	$—	$—	3	$6,935	$6,935
Commercial real estate - owner occupied	—	—	—	—	—	—
Total commercial and industrial	—	—	—	3	6,935	6,935
Commercial real estate - income producing	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Residential mortgages	3	148	153	2	319	342
Consumer	3	76	76	4	86	86
Total loans	6	$224	$229	9	$7,340	$7,363

The TDRs modified during the six months ended June 30, 2022 reflected in the table above include $0.1 million of loans with interest rate reduction and $0.1 million with other modifications. The TDRs modified during the six months ended June 30, 2021 include $7.1 million of loans with extended amortization terms or other payment concessions, and $0.3 million with other modifications.

Three commercial non-real estate loans and one consumer loan totaling $3.1 million that defaulted during the six month period ended June 30, 2022 had been modified in a TDR during the twelve months prior to default. One residential loan totaling $0.6 million that defaulted during the six months ended June 30, 2021 had been modified in a TDR during the twelve months prior to default.

The TDR disclosures for the three and six months ended June 30, 2021 do not include loans eligible for exclusion from TDR assessment under Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which expired on December 31, 2021. Any such loan having an eligible modification was reported in the aging analysis that follows based on the modified terms.

Aging Analysis

The tables below present the aging analysis of past due loans by portfolio class at June 30, 2022 and December 31, 2021.

June 30, 2022	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
(in thousands)
Commercial non-real estate	$13,203	$8,585	$5,735	$27,523	$9,617,569	$9,645,092	$1,779
Commercial real estate - owner occupied	7,111	1,036	1,078	9,225	2,955,249	2,964,474	360
Total commercial and industrial	20,314	9,621	6,813	36,748	12,572,818	12,609,566	2,139
Commercial real estate - income producing	1,440	—	2,567	4,007	3,637,236	3,641,243	1,244
Construction and land development	214	656	346	1,216	1,407,511	1,408,727	53
Residential mortgages	4,366	5,489	14,175	24,030	2,591,777	2,615,807	150
Consumer	6,475	2,327	4,406	13,208	1,557,517	1,570,725	1,159
Total	$32,809	$18,093	$28,307	$79,209	$21,766,859	$21,846,068	$4,745

December 31, 2021	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
(in thousands)
Commercial non-real estate	$8,381	$3,123	$7,041	$18,545	$9,593,915	$9,612,460	$2,818
Commercial real estate - owner occupied	704	653	1,563	2,920	2,818,326	2,821,246	142
Total commercial and industrial	9,085	3,776	8,604	21,465	12,412,241	12,433,706	2,960
Commercial real estate - income producing	281	107	5,307	5,695	3,458,931	3,464,626	—
Construction and land development	2,624	1,022	587	4,233	1,224,437	1,228,670	83
Residential mortgages	23,306	4,638	15,339	43,283	2,380,607	2,423,890	310
Consumer	6,806	2,805	7,447	17,058	1,566,332	1,583,390	2,171
Total	$42,102	$12,348	$37,284	$91,734	$21,042,548	$21,134,282	$5,524

Credit Quality Indicators

The following tables present the credit quality indicators by segment and portfolio class of loans at June 30, 2022 and December 31, 2021. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process.

	June 30, 2022
(in thousands)	Commercial non-real estate	Commercial real estate - owner- occupied	Total commercial and industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$9,217,960	$2,822,983	$12,040,943	$3,587,148	$1,398,235	$17,026,326
Pass-Watch	241,164	58,694	299,858	43,089	9,235	352,182
Special Mention	79,575	15,405	94,980	4,563	166	99,709
Substandard	106,393	67,392	173,785	6,443	1,091	181,319
Doubtful	—	—	—	—	—	—
Total	$9,645,092	$2,964,474	$12,609,566	$3,641,243	$1,408,727	$17,659,536

	December 31, 2021
(in thousands)	Commercial non-real estate	Commercial real estate - owner- occupied	Total commercial and industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$9,279,719	$2,650,399	$11,930,118	$3,373,099	$1,216,177	$16,519,394
Pass-Watch	157,815	86,133	243,948	67,157	9,289	320,394
Special Mention	43,344	23,377	66,721	4,466	1,909	73,096
Substandard	131,582	61,337	192,919	19,904	1,295	214,118
Doubtful	—	—	—	—	—	—
Total	$9,612,460	$2,821,246	$12,433,706	$3,464,626	$1,228,670	$17,127,002

	June 30, 2022			December 31, 2021
(in thousands)	Residential mortgage	Consumer	Total	Residential mortgage	Consumer	Total
Performing	$2,594,302	$1,561,935	$4,156,237	$2,396,282	$1,570,516	$3,966,798
Nonperforming	21,505	8,790	30,295	27,608	12,874	40,482
Total	$2,615,807	$1,570,725	$4,186,532	$2,423,890	$1,583,390	$4,007,280

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

Vintage Analysis

The following tables present credit quality disclosures of amortized cost by segment and vintage for term loans and by revolving and revolving converted to amortizing at June 30, 2022 and December 31, 2021. The Company defines vintage as the later of origination, renewal or restructure date.

	Term Loans
	Amortized Cost Basis by Origination Year
June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
(in thousands)
Commercial Loans:
Pass	$2,647,233	$4,097,352	$2,496,832	$1,688,087	$930,288	$1,882,405	$3,151,983	$132,146	$17,026,326
Pass-Watch	32,871	39,597	41,917	37,494	38,875	62,750	92,695	5,983	352,182
Special Mention	29,654	11,833	8,346	4,411	10,083	15,097	18,722	1,563	99,709
Substandard	27,016	19,000	13,778	39,177	17,094	29,919	30,186	5,149	181,319
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$2,736,774	$4,167,782	$2,560,873	$1,769,169	$996,340	$1,990,171	$3,293,586	$144,841	$17,659,536
Residential Mortgage and Consumer Loans:
Performing	$350,898	$601,109	$518,412	$288,601	$173,446	$1,051,413	$1,168,323	$4,035	$4,156,237
Nonperforming	70	1,453	520	2,069	2,652	22,003	835	693	$30,295
Total Consumer Loans	$350,968	$602,562	$518,932	$290,670	$176,098	$1,073,416	$1,169,158	$4,728	$4,186,532

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
(in thousands)
Commercial Loans:
Pass	$4,946,459	$3,008,160	$2,035,849	$1,212,306	$937,639	$1,296,382	$3,002,064	$80,535	$16,519,394
Pass-Watch	68,421	19,467	31,598	45,846	27,188	69,310	52,850	5,714	320,394
Special Mention	17,536	2,683	10,296	12,410	10,669	3,656	9,603	6,243	73,096
Substandard	43,895	43,494	36,763	14,664	28,337	16,125	20,358	10,482	214,118
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$5,076,311	$3,073,804	$2,114,506	$1,285,226	$1,003,833	$1,385,473	$3,084,875	$102,974	$17,127,002
Residential Mortgage and Consumer Loans:
Performing	$580,813	$467,497	$355,833	$223,494	$320,344	$892,361	$1,120,461	$5,995	$3,966,798
Nonperforming	565	951	2,018	4,465	4,719	24,365	1,432	1,967	40,482
Total Consumer Loans	$581,378	$468,448	$357,851	$227,959	$325,063	$916,726	$1,121,893	$7,962	$4,007,280

Residential Mortgage Loans in Process of Foreclosure

Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. Included in loans at June 30, 2022 and December 31, 2021 were $4.7 million and $4.4 million, respectively, of consumer loans secured by single family residential real estate that were in process of foreclosure. In addition to the single family residential real estate loans in process of foreclosure, the Company also held $0.4 million and $2.4 million of foreclosed single family residential properties in other real estate owned at June 30, 2022 and December 31, 2021, respectively.

Loans Held for Sale

Loans held for sale totaled $44.3 million and $93.1 million at June 30, 2022 and December 31, 2021, respectively. Loans held for sale is composed primarily of mortgage loans originated for sale in the secondary market. At June 30, 2022, residential mortgage loans carried at the fair value option totaled $21.5 million with an unpaid principal balance of $21.1 million. At December 31, 2021, residential mortgage loans carried at the fair value option totaled $41.0 million with an unpaid principal balance of $40.1 million. All other loans held for sale are carried at lower of cost or market.

4. Securities Sold under Agreements to Repurchase

Included in short-term borrowings are securities sold under agreements to repurchase that mature daily and are secured by U.S. agency securities totaling $427.7 million and $563.2 million at June 30, 2022 and December 31, 2021, respectively. The Company borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury management services offered to its deposit customers. As the Company maintains effective control over assets sold under agreements to repurchase, the securities continue to be carried on the consolidated statements of financial condition. Because the Company acts as borrower transferring assets to the counterparty, and the agreements mature daily, the Company’s risk is limited.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional or contractual amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at June 30, 2022 and December 31, 2021.

		June 30, 2022			December 31, 2021
			Derivative (1)			Derivative (1)
(in thousands)	Type of Hedge	Notional or Contractual Amount	Assets	Liabilities	Notional or Contractual Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate loans	Cash Flow	$1,750,000	$2,229	$55,031	$1,125,000	$5,884	$4,421
Interest rate swaps - securities	Fair Value	1,284,400	62,682	—	1,837,650	22,138	10,690
		3,034,400	64,911	55,031	2,962,650	28,022	15,111
Derivatives not designated as hedging instruments:
Interest rate swaps	N/A	5,177,005	117,837	115,267	5,193,991	75,819	75,861
Risk participation agreements	N/A	258,745	2	10	217,437	11	35
Interest rate-lock commitments on residential mortgage loans	N/A	53,587	917	111	82,037	1,525	1
Forward commitments to sell residential mortgage loans	N/A	27,172	125	334	46,739	1	645
To Be Announced (TBA) securities	N/A	26,000	52	246	55,000	15	53
Foreign exchange forward contracts	N/A	90,451	1,071	1,032	48,364	778	758
Visa Class B derivative contract	N/A	43,439	—	3,111	43,439	—	4,116
		5,676,399	120,004	120,111	5,687,007	78,149	81,469
Total derivatives		$8,710,799	$184,915	$175,142	$8,649,657	$106,171	$96,580
Less: netting adjustment (2)			(106,122)	(56,490)		(30,304)	(61,534)
Total derivative assets/liabilities			$78,793	$118,652		$75,867	$35,046

(1)
Derivative assets and liabilities are reported at fair value in other assets or other liabilities, respectively, in the consolidated balance sheets.
(2)
Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty. See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans. For each agreement, the Company receives interest at a fixed rate and pays at a variable rate. The Company terminated six swap agreements in 2021 and received cash of approximately $23.7 million, which was recorded as accumulated other comprehensive income and is being accreted into earnings through the original maturity dates of the respective contracts. The notional amounts of the swap agreements in place at June 30, 2022 expire as follows: $325 million in 2022; $150 million in 2023; $250 million in 2026; $925 million in 2027 and $100 million thereafter.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps on securities available for sale

The Company is party to forward-starting fixed payer swaps that convert the latter portion of the term of certain available for sale securities to a floating rate. These derivative instruments are designated as fair value hedges of interest rate risk. This strategy provides the Company with a fixed rate coupon during the front-end unhedged tenor of the bonds and results in a floating rate security during the back-end hedged tenor with hedged start dates between January 2024 through July 2026, and maturity dates from December 2027 through December 2030. The fair value of the hedged item attributable to interest rate risk is presented in interest income along with the change in the fair value of the hedging instrument.

The hedged available for sale securities are part of closed portfolios of pre-payable commercial mortgage backed securities. In accordance with ASC 815, prepayment risk may be excluded when measuring the change in fair value of such hedged items attributable to interest rate risk under the last-of-layer approach. At June 30, 2022, the amortized cost basis of the closed portfolio of pre-payable commercial mortgage backed securities totaled $1.4 billion. The amount that represents the hedged items was $1.1 billion and the basis adjustment associated with the hedged items totaled $62.8 million.

The Company terminated 15 fair value swap agreements during the six months ended June 30, 2022 and received cash of approximately $49.2 million. At the time of termination, the value of the swap was recorded as an adjustment to the book value of the underlying security thereby changing its current book yield and extending its duration.

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

The contract includes a contingent accelerated termination clause based on the credit ratings of the Company. At June 30, 2022 and December 31, 2021, the fair value of the liability associated with this contract was $3.1 million and $4.1 million, respectively. Refer to Note 13 – Fair Value of Financial Instruments for discussion of the valuation inputs and process for this derivative liability.

Effect of Derivative Instruments on the Statements of Income

The effects of derivative instruments on the consolidated statements of income for the three and six months ended June 30, 2022 and 2021 are presented in the table below.

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Derivative Instruments:	Location of Gain (Loss) Recognized in the Statements of Income:	2022	2021	2022	2021
Cash flow hedges:
Variable rate loans	Interest income - loans	$6,013	$6,855	$12,767	$12,991
Fair value hedges:
Securities	Interest income - securities - taxable	(129)	(110)	1,029	(27)
Securities	Noninterest income - securities transactions, net	—	2,499	1,620	2,499
Derivatives not designated as hedging:
Residential mortgage banking	Noninterest income - secondary mortgage market operations	1,768	3,472	2,960	3,472
Customer and all other instruments	Noninterest income - other noninterest income	2,728	3,750	5,077	8,785
Total gain		$10,380	$16,466	$23,453	$27,720

Credit Risk-Related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as a downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. At June 30, 2022, the Company is not in violation of any such provisions. The aggregate fair value of derivative instruments with credit risk-related contingent features that were in a net liability position at June 30, 2022 and December 31, 2021 was $0.8 million and $49.4 million, respectively, for which the Company had posted collateral of $0.9 million and $15.0 million, respectively.

Offsetting Assets and Liabilities

The Bank’s derivative instruments with certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero. Agreements with certain bilateral counterparties require both parties to maintain collateral in the event that the fair values of derivative instruments exceed established exposure thresholds. For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses. Offsetting information in regards to all derivative assets and liabilities, including accrued interest, subject to these master netting agreements at June 30, 2022 and December 31, 2021 is presented in the following tables.

(in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts Recognized	Offset in the Statement of Financial Condition	Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
As of June 30, 2022
Derivative Assets	$178,133	$(105,725)	$72,408	$3,102	$50,233	$119,539
Derivative Liabilities	$59,464	$(56,362)	$3,102	$3,102	$—	$—

(in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts Recognized	Offset in the Statement of Financial Condition	Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
As of December 31, 2021
Derivative Assets	$36,790	$(29,882)	$6,908	$6,908	$—	$—
Derivative Liabilities	$85,448	$(63,204)	$22,244	$6,908	$66,207	$(50,871)

The Company has excess posted collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

6. Stockholders’ Equity

Common Shares Outstanding

Common shares outstanding excludes treasury shares totaling 6.2 million and 5.1 million, with a first-in-first-out cost basis of $231.4 million and $175.8 million, at June 30, 2022 and December 31, 2021, respectively. Shares outstanding also excludes unvested restricted share awards totaling 1.1 million at June 30, 2022 and December 31, 2021.

Stock Buyback Program

On April 22, 2021, the Company’s board of directors approved a stock buyback program whereby the Company is authorized to repurchase up to 4.3 million shares of its common stock through the program’s expiration date of December 31, 2022. The program allows the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions. The Company is not obligated to purchase any shares under this program, and the board of directors has the ability to terminate or amend the program at any time prior to the expiration date. During the six months ended June 30, 2022, the Company repurchased 1,154,368 shares of its common stock at an average cost of $48.93 per share, inclusive of commissions. To date, the Company has repurchased 1,604,244 shares at an average cost of $48.80 under this program.

Accumulated Other Comprehensive Income (Loss)

A roll forward of the components of Accumulated Other Comprehensive Income (Loss) is presented in the table that follows:

	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Cash Flow Hedges	Equity Method Investment	Total
(in thousands)
Balance, December 31, 2020	$171,224	$276	$(125,573)	$39,511	$(5,369)	$80,069
Net change in unrealized gain or loss	(96,045)	—	—	252	438	(95,355)
Reclassification of net income or loss realized and included in earnings	2,166	—	3,445	(12,991)	4,468	(2,912)
Valuation adjustments to pension plan attributable to VERIP and curtailment	—	—	59,606	—	—	59,606
Other valuation adjustments to employee benefit plans	—	—	(10,651)	—	—	(10,651)
Amortization of unrealized net gain on securities transferred to HTM	—	(101)	—	—	—	(101)
Income tax expense (benefit)	(21,095)	(23)	11,774	(2,862)	—	(12,206)
Balance, June 30, 2021	$98,440	$198	$(84,947)	$29,634	$(463)	$42,862
Balance, December 31, 2021	$11,037	$153	$(80,946)	$16,284	$(463)	$(53,935)
Net change in unrealized gain or loss	(547,636)	—	—	(47,287)	468	(594,455)
Reclassification of net income or loss realized and included in earnings	1,707	—	1,652	(12,767)	—	(9,408)
Valuation adjustments to employee benefit plans	—	—	(7,987)	—	—	(7,987)
Transfer of net unrealized loss from AFS to HTM securities portfolio	15,405	(15,405)	—	—	—	—
Amortization of unrealized net gain or loss on securities transferred to HTM	—	527	—	—	—	527
Income tax benefit	(119,739)	(3,358)	(1,430)	(13,554)	—	(138,081)
Balance, June 30, 2022	$(399,748)	$(11,367)	$(85,851)	$(30,216)	$5	$(527,177)

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

The following table shows the line items in the consolidated statements of income affected by amounts reclassified from AOCI.

	Six Months Ended
Amount reclassified from AOCI (a)	June 30,		Affected line item on
(in thousands)	2022	2021	the statement of income
Loss on sale of AFS securities	$(1,707)	$(2,166)	Noninterest income
Tax effect	385	487	Income taxes
Net of tax	(1,322)	(1,679)	Net income
Amortization of unrealized net gain (loss) on securities transferred to HTM	(527)	101	Interest income
Tax effect	119	(23)	Income taxes
Net of tax	(408)	78	Net income
Amortization of defined benefit pension and post-retirement items	(1,652)	(3,445)	Other noninterest expense (b)
Tax effect	373	774	Income taxes
Net of tax	(1,279)	(2,671)	Net income
Reclassification of unrealized gain on cash flow hedges	6,977	12,991	Interest income
Tax effect	(1,575)	(2,919)	Income taxes
Net of tax	5,402	10,072	Net income
Amortization of gain on terminated cash flow hedges	5,790	—	Interest income
Tax effect	(1,307)	—	Income taxes
Net of tax	4,483	—	Net income
Reclassification of unrealized loss on equity method investment	—	(4,468)	Noninterest income
Tax effect	—	—	Income taxes
Net of tax	—	(4,468)	Net income
Total reclassifications, net of tax	$6,876	$1,332	Net income

(a)
Amounts in parentheses indicate reduction in net income
(b)
These AOCI components are included in the computation of net periodic pension and post-retirement cost that is reported with other noninterest expense (see Note 10 – Retirement Plans for additional details)

7. Other Noninterest Income

Components of other noninterest income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Income from bank-owned life insurance	$4,273	$3,347	$7,818	$10,628
Credit related fees	2,543	2,971	5,212	5,815
Income from derivatives	2,728	3,750	5,077	8,785
Gain on sale of Mastercard Class B common stock	—	2,800	—	2,800
Other miscellaneous	5,444	5,013	11,878	5,505
Total other noninterest income	$14,988	$17,881	$29,985	$33,533

8. Other Noninterest Expense

Components of other noninterest expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Corporate value and franchise taxes	$4,558	$3,422	$8,806	$7,886
Advertising	3,512	2,276	6,678	4,762
Telecommunications and postage	2,971	3,163	5,896	6,481
Entertainment and contributions	2,440	1,487	5,401	2,934
Tax credit investment amortization	1,004	1,112	2,008	2,225
Printing and supplies	918	941	1,921	1,919
Travel expense	1,123	667	1,783	1,024
Net other retirement expense	(7,781)	(6,806)	(14,553)	(13,351)
Loss on facilities and equipment from consolidation	—	15,462	—	15,462
Loss on extinguishment of debt	—	4,165	—	4,165
Other miscellaneous	4,661	6,396	13,706	12,526
Total other noninterest expense	$13,406	$32,285	$31,646	$46,033

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

A summary of the information used in the computation of earnings per common share follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net income to common shareholders	$121,435	$88,718	$244,913	$195,890
Net income allocated to participating securities - basic and diluted	1,844	1,894	3,762	4,231
Net income allocated to common shareholders - basic and diluted	$119,591	$86,824	$241,151	$191,659
Denominator:
Weighted-average common shares - basic	86,067	86,814	$86,362	$86,783
Dilutive potential common shares	287	176	292	149
Weighted-average common shares - diluted	86,354	86,990	$86,654	$86,932
Earnings per common share:
Basic	$1.39	$1.00	$2.79	$2.21
Diluted	$1.38	$1.00	$2.78	$2.20

Potential common shares consist of stock options, nonvested performance-based awards, nonvested restricted stock units, and restricted share awards deferred under the Company’s nonqualified deferred compensation plan. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be antidilutive, i.e., increase earnings per share or reduce a loss per share. Potential common shares totaling 30,135 and 6,670 for the three and six months ended June 30, 2022, respectively, and 752 and 67 for the three and six months ended June 30, 2021, respectively, did not enter the calculation of diluted earnings per share as the impact would have been anti-dilutive.

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

The following tables show the components of net periodic benefit cost included in expense for the periods indicated.

			Other Post-
(in thousands)	Pension Benefits		Retirement Benefits
For the Three Months Ended June 30,	2022	2021	2022	2021
Service cost	$2,929	$2,926	$25	$21
Interest cost	3,708	2,970	76	67
Expected return on plan assets	(11,711)	(11,333)	—	—
Amortization of net (gain) or loss and prior service costs	582	1,654	(139)	(163)
Special termination benefits	—	16,052	—	4,137
Net periodic benefit cost	$(4,492)	$12,269	$(38)	$4,062
(in thousands)	Pension Benefits		Retirement Benefits
For the Six Months Ended June 30,	2022	2021	2022	2021
Service cost	$5,729	$6,376	$50	$48
Interest cost	7,125	6,430	153	166
Expected return on plan assets	(23,186)	(23,391)	—	—
Amortization of net (gain) or loss and prior service costs	1,930	3,754	(278)	(309)
Special termination benefits	—	16,052	—	4,137
Net periodic benefit cost	$(8,402)	$9,221	$(75)	$4,042

During the six months ended June 30, 2021, the Company completed a Voluntary Early Retirement Incentive Program (VERIP), which was accepted by approximately 260 eligible Pension Plan participants. The event constituted a curtailment of the Pension Plan and resulted in a re-measurement of the projected benefit obligation at April 30, 2021. The program had two components: a supplemental cash incentive, substantially all of which was paid through the Pension Plan with existing plan assets, and coverage in a post-retirement medical plan, with each component having specific age and years of service requirements. The impact of offering these incentives is classified as special termination benefits in the tables above.

11. Share-Based Payment Arrangements

The Company maintains incentive compensation plans that provide for awards of share-based compensation to employees and directors. These plans have been approved by the Company’s shareholders. Detailed descriptions of these plans were included in Note 18 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. During the three months ended June 30, 2022, the Company's shareholders approved an amendment to the 2020 Long-Term Incentive Plan to increase the number of shares available under the plan by 1,400,000.

At June 30, 2022, the Company had 1,476 outstanding and exercisable stock options, with a weighted average exercise price of $53.73, weighted average remaining contractual term of less than one year and no aggregate intrinsic value. During the six months ended June 30, 2022, 7,630 stock options with an aggregate intrinsic value of $0.1 million were exercised.

The Company’s restricted and performance-based share awards to certain employees and directors are subject to service requirements. A summary of the status of the Company’s nonvested restricted stock units and restricted and performance-based share awards at June 30, 2022 are presented in the following table.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2022	1,453,085	$34.58
Granted	536,070	52.41
Vested	(112,723)	33.77
Forfeited	(87,999)	34.43
Nonvested at June 30, 2022	1,788,433	$39.98

At June 30, 2022, there was $56.9 million of total unrecognized compensation expense related to nonvested restricted and performance share awards and units expected to vest in the future. This compensation is expected to be recognized in expense over a weighted average period of 3.2 years. The total fair value of shares that vested during the six months ended June 30, 2022 was $3.1 million.

During the six months ended June 30, 2022, the Company granted 439,636 restricted stock units (RSUs) to certain eligible employees. Unlike restricted share awards (RSAs), which comprise the majority of the unvested share-based compensation awards, the holders of unvested restricted stock units have no rights as a shareholder of the Company, including voting or dividend rights. The Company has elected to award dividend equivalents on each restricted stock unit. Such dividend equivalents are forfeited should the employee terminate employment prior to the vesting of the RSU.

During the six months ended June 30, 2022, the Company granted 36,475 performance share awards subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $61.47 per share and 36,475 performance shares subject to an operating earnings per share performance metric with a grant date fair value of $47.36 per share to key members of executive management. The number of performance shares subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 50 regional banks. The fair value of the performance shares subject to TSR at the grant date was determined using a Monte Carlo simulation method. The number of performance shares subject to operating earnings per share that ultimately vest will be based on the Company’s attainment of certain operating earnings per share goals over the two-year performance period. The maximum number of performance shares that could vest is 200% of the target award. Compensation expense for these performance shares is recognized on a straight line basis over the three-year service period.

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

The contract amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. The Company had a reserve for unfunded lending commitments of $31.3 million and $29.3 million at June 30, 2022 and December 31, 2021, respectively.

The following table presents a summary of the Company’s off-balance sheet financial instruments as of June 30, 2022 and December 31, 2021:

	June 30,	December 31,
(in thousands)	2022	2021
Commitments to extend credit	$9,822,217	$9,444,803
Letters of credit	380,029	396,956

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present for each of the fair value hierarchy levels the Company’s financial assets and liabilities that are measured at fair value on a recurring basis in the consolidated balance sheets at June 30, 2022 and December 31, 2021:

	June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$9,064	$—	$9,064
Municipal obligations	—	210,744	—	210,744
Corporate debt securities	—	22,377	—	22,377
Residential mortgage-backed securities	—	2,533,035	—	2,533,035
Commercial mortgage-backed securities	—	2,921,123	—	2,921,123
Collateralized mortgage obligations	—	83,038	—	83,038
Total available for sale securities	—	5,779,381	—	5,779,381
Mortgage loans held for sale	—	21,496	—	21,496
Derivative assets (1)	—	78,793	—	78,793
Total recurring fair value measurements - assets	$—	$5,879,670	$—	$5,879,670
Liabilities
Derivative liabilities (1)	$—	$115,541	$3,111	$118,652
Total recurring fair value measurements - liabilities	$—	$115,541	$3,111	$118,652

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$419,298	$—	$419,298
Municipal obligations	—	314,158	—	314,158
Corporate debt securities	—	18,702	—	18,702
Residential mortgage-backed securities	—	3,035,798	—	3,035,798
Commercial mortgage-backed securities	—	3,077,859	—	3,077,859
Collateralized mortgage obligations	—	120,883	—	120,883
Total available for sale securities	—	6,986,698	—	6,986,698
Mortgage loans held for sale		41,022		41,022
Derivative assets (1)	—	75,867	—	75,867
Total recurring fair value measurements - assets	$—	$7,103,587	$—	$7,103,587
Liabilities
Derivative liabilities (1)	$—	$30,930	$4,116	$35,046
Total recurring fair value measurements - liabilities	$—	$30,930	$4,116	$35,046

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

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements

The table below presents a rollforward of the amounts on the consolidated balance sheets for the six months ended June 30, 2022 and the year ended December 31, 2021 for financial instruments of a material nature that are classified within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis:

(in thousands)
Balance at December 31, 2020	$5,645
Cash settlement	(1,767)
Losses included in earnings	238
Balance at December 31, 2021	4,116
Cash settlement	(1,078)
Losses included in earnings	73
Balance at June 30, 2022	$3,111

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

($ in thousands)
Fair Value
Level 3 Class	June 30, 2022	December 31, 2021
Derivative liability	$3,111	$4,116
Valuation technique	Discounted cash flow	Discounted cash flow
Unobservable inputs:
Visa Class A appreciation - range	6%-12%	6%-12%
Visa Class A appreciation - weighted average	9%	9%
Conversion rate - range	1.61x-1.60x	1.62x-1.60x
Conversion rate -weighted average	1.6030x	1.6091x
Time until resolution	3-18 months	3-24 months

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

	June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent loans individually evaluated for credit loss	$—	$4,806	$—	$4,806
Other real estate owned and foreclosed assets, net	—	—	3,467	3,467
Total nonrecurring fair value measurements	$—	$4,806	$3,467	$8,273

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent loans individually evaluated for credit loss	$—	$13,253	$—	$13,253
Other real estate owned and foreclosed assets, net	—	—	7,533	7,533
Total nonrecurring fair value measurements	$—	$13,253	$7,533	$20,786

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

Short-Term FHLB Borrowings – At December 31, 2021, the fair value was estimated by discounting the future contractual cash flows using current market rates at which borrowings with similar terms and options could be obtained. Based on the terms of the borrowing agreement, the borrowings outstanding at June 30, 2022 were expected to be called in July 2022. Given the short duration of these instruments, the carrying amount is considered a reasonable estimate of fair value at June 30, 2022.

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

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amounts:

	June 30, 2022
				Total Fair	Carrying
(in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$1,569,470	$—	$—	$1,569,470	$1,569,470
Available for sale securities	—	5,779,381	—	5,779,381	5,779,381
Held to maturity securities	—	2,615,798	—	2,615,798	2,752,012
Loans, net	—	4,806	21,533,014	21,537,820	21,537,893
Loans held for sale	—	44,253	—	44,253	44,253
Derivative financial instruments	—	78,793	—	78,793	78,793
Financial liabilities:
Deposits	$—	$—	$29,830,503	$29,830,503	$29,866,432
Federal funds purchased	2,350	—	—	2,350	2,350
Securities sold under agreements to repurchase	427,661	—	—	427,661	427,661
FHLB short-term borrowings	—	200,000	—	200,000	200,000
Long-term debt	—	240,091	—	240,091	240,091
Derivative financial instruments	—	115,541	3,111	118,652	118,652

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Carrying Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$4,231,836	$—	$—	$4,231,836	$4,231,836
Available for sale securities	—	6,986,698	—	6,986,698	6,986,698
Held to maturity securities	—	1,631,482	—	1,631,482	1,565,751
Loans, net	—	13,253	20,720,568	20,733,821	20,792,217
Loans held for sale	—	93,069	—	93,069	93,069
Derivative financial instruments	—	75,867	—	75,867	75,867
Financial liabilities:
Deposits	$—	$—	$30,432,646	$30,432,646	$30,465,897
Federal funds purchased	1,850	—	—	1,850	1,850
Securities sold under agreements to repurchase	563,211	—	—	563,211	563,211
FHLB short-term borrowings	—	1,119,026	—	1,119,026	1,100,000
Long-term debt	—	253,677	—	253,677	244,220
Derivative financial instruments	—	30,930	4,116	35,046	35,046

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

In March 2022, the FASB issued ASU 2022-02, "Financial Instruments: Credit Losses (Topic 326) - Troubled Debt Restructurings and Vintage Disclosures." The amendments in this update cover two issues: (1) the elimination of TDR recognition and measurement guidance as prescribed by ASC 310-40 and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty; and, (2) for public business entities, the requirement that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross write-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination.

The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For the elimination of recognition and measurement guidance on troubled debt restructurings by creditors in Subtopic 310-40, an entity may elect to apply a modified retrospective transition by means of a cumulative-effect adjustment to the opening retained earnings as of the beginning of the fiscal year of adoption, or a prospective approach applied to modifications occurring after the date of adoption. The remainder of amendments should be applied prospectively. Early adoption of the amendments in this update is permitted, including adoption in an interim period. An entity may elect to early adopt the amendments about TDRs and related disclosure enhancements separately from the amendments related to vintage disclosures. The Company is currently evaluating this standard; however, the impact of adoption is not expected to be material to the consolidated results of operation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The objective of this discussion and analysis is to provide material information relevant to the assessment of the financial condition and results of operations of Hancock Whitney Corporation and subsidiaries during the six months ended June 30, 2022 and selected comparable prior periods, including an evaluation of the amounts and certainty of cash flows from operations and outside sources. This discussion and analysis is intended to highlight and supplement financial and operating data and information presented elsewhere in this report, including the consolidated financial statements and related notes. The discussion contains forward-looking statements within the meaning and protections of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q and in other reports or documents that we file from time to time with the SEC include, but are not limited to, the following:

•
general economic and business conditions in our local markets, including conditions affecting employment levels, interest rates, inflation, supply chains, the threat of recession, volatile equity capital markets, collateral values, customer income, creditworthiness and confidence, spending and savings that may affect customer bankruptcies, defaults, charge-offs and deposit activity;
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
•
risks related to our reliance on third parties to provide key components of our business infrastructure, including the risks related to disruptions in services or financial difficulties of third-party vendors;
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
•
the effects of war or other conflicts, including Russia's military action in Ukraine, acts of terrorism, climate change, natural disasters such as hurricanes, freezes, flooding, man-made disasters, such as oil spills in the Gulf of Mexico, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions; and
•
changes in laws and regulations affecting our businesses, including governmental monetary and fiscal policies, legislation and regulations relating to bank products and services, as well as changes in the enforcement and interpretation of such laws and regulations by applicable governmental and self-regulatory agencies, which could require us to change certain business practices, increase compliance risk, reduce our revenue, impose additional costs on us, or otherwise negatively affect our businesses.

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

Current Economic Environment

Economic conditions in the second quarter of 2022 continued to be influenced by rising inflation that reached a near-record level in June. The effects of labor market shortages and resulting wage pressures and prolonged supply chain disruption that stemmed from COVID-19 pandemic response have been magnified by the disruption in global commodity supply as a result of Russia’s military action in Ukraine. Despite growth in consumer spending, Real Gross Domestic Product (GDP) declined at a rate of 0.9% on an annualized basis, indicating economic contraction for the second consecutive quarter. However, employment indicators remain strong, with the unemployment rate holding steady at 3.6% in each of the four months ended June 30, 2022. The Federal Reserve continued in its efforts to combat inflation, issuing 50-basis point and 75-basis point rate increases in May and June 2022, respectively, the latter of which was the largest rate hike since 1994. In late July, the Federal Reserve issued an additional 75-basis point increase.

Our markets again displayed modest signs of expansion in economic activity. According to the Federal Reserve’s Beige Book, retail sales were solid and leisure travel and tourism levels remained robust in the geographic areas we serve. We experienced strong loan demand across most of our portfolio, which, along with an uptick in credit line utilization, led to a more than 3% linked-quarter growth rate in core loans (excluding PPP). Our credit quality indicators continued to improve and remain at historically low levels. Our net interest margin expanded with rising interest rates and with the redeployment of a large portion of excess liquidity that has been present in our balance sheet for the better part of two years. The utilization of excess liquidity resulted from investment in the loan and bond portfolios, funding of customer deposit outflows due in part to both typical seasonality and increased spending amid the inflationary environment, and the repayment of certain short-term borrowings called by the FHLB in response to the rise in interest rates.

Economic Outlook

We utilize economic forecasts produced by Moody’s Analytics (Moody’s) that provide various scenarios to assist in the development of our economic outlook. This outlook discussion utilizes the June 2022 Moody’s forecast, the most current available at June 30, 2022. The forecasts are anchored on a baseline forecast scenario, which Moody’s defines as the “most likely outcome” of where the economy is headed based on current conditions. Several upside and downside scenarios are produced that are derived from the baseline scenario.

While maintaining a fundamentally positive outlook, the June 2022 baseline scenario was slightly less optimistic in certain areas than the March 2022 baseline. Key assumptions within the June 2022 baseline forecast include the following: (1) Russian military action will go no further than Ukraine and, as such, disruption to the U.S. economy will be limited and temporary; (2) the return to full-employment, defined as an unemployment rate of 3.5%, labor force participation of approximately 62.5% and a prime age employment to population ratio above 80%, is expected to be achieved this summer; (3) forecasted GDP growth of 2.7% in 2022 and 2.6% in 2023; (4) the Federal Funds rate will reach a target rate of 2.25% to 2.50% by the end of 2022; and (5) each future surge in COVID-19 infections having a diminishing threat to economic conditions.

The alternative Moody’s forecast scenarios have varying depictions of economic performance as compared to the baseline. Management determined that assumptions provided for in the downside slower near-term growth (S-2) to be more likely than the baseline scenario; as such, the S-2 scenario was given a 75% probability weighting in our allowance for credit losses calculation at June 30, 2022. The S-2 scenario assumes that the conflict between Russia and Ukraine spans longer than anticipated in the baseline scenario and results in longer and larger interruption of global commodity supply; in turn, supply chain issues worsen, increasing shortages of affected goods and further boosting inflation. The Federal Reserve would react to these heightened pressures by raising interest rates more than anticipated in the baseline scenario, generating greater corrections in equity markets and declines in spending. As such, the S-2 scenario also incorporates a mild two quarter recession in the second half of 2022. Further, the S-2 scenario assumes that unemployment rate peaks at 6.5% in mid-2023, with the return to full employment not occurring until the third quarter of 2024 and that the number of COVID-19 cases, hospitalizations and deaths will rise again, slowing growth in spending on air travel, retail and hotels.

Despite economic volatility and uncertainty, including the possibility of a recession in the near-term, the credit loss outlook on our portfolio as a whole has not changed significantly. Positive economic indicators of growth in our footprint, continued improvements in our asset quality metrics and minimal credit losses in recent periods allowed for a modest release of credit loss reserves during the period. However, based on the current and forecasted economic environment, we do not anticipate additional reserve releases, and expect zero or low provisions for the remainder of 2022.

The effects of inflation and the Federal Reserve's actions to counter those effects in the form of further interest rate increases and quantitative tightening are likely to reduce economic growth in the near term. While uncertainty over the economic environment remains, we expect continued interest rate increases will contribute favorably to our net interest margin and income, and, despite expected modest slowing of core loan growth in the near term, we do not expect a significant impact to our full-year loan growth guidance.

Forward-looking information based on management’s expectation of near-term performance is provided in the sections that follow. Given the economic volatility experienced over the past two and a half years, the remaining economic effects of the pandemic and the risks and uncertainties surrounding geopolitical unrest, it is not possible to accurately predict the extent, severity or duration that these conditions may have upon our results of operation. We continuously seek to monitor and anticipate developments as they relate to our business.

Highlights of the Second Quarter 2022

We reported net income for the second quarter of 2022 of $121.4 million, or $1.38 per diluted common share, compared to $123.5 million, or $1.40 per diluted common share in the first quarter of 2022 and $88.7 million, or $1.00 per diluted common share, in the second quarter of 2021. There were no nonoperating items in the second and first quarters of 2022. There was $42.2 million, or $0.37 per share after-tax, of net nonoperating expense items in the second quarter of 2021, attributable to efficiency initiatives, loss on the redemption of subordinated notes and a gain on the sale of Mastercard Class B common stock.

Second quarter 2022 results compared to first quarter 2022:

•
Net income of $121.4 million, or $1.38 per diluted share, was down $2.0 million, or $0.02 per diluted share
•
Operating pre-provision net revenue (PPNR), a non-GAAP measure, totaled $146.9 million, up $12.4 million, or 9%
•
Loans of $21.8 billion increased $522.7 million, or 2%, with core loans (excluding PPP) up $706.2 million, or 13% linked-quarter annualized, partially offset by a decrease in PPP loans of $183.5 million, mainly from loan forgiveness
•
Nonperforming loans and criticized commercial loans remain at historically low levels, declining 11% and 1%, respectively, during the quarter
•
Deposits of $29.9 billion decreased $633.3 million, or 2%, reflecting decreases of $332.9 million in interest bearing deposits and $300.3 million in noninterest bearing deposits
•
Net interest margin increased 23 basis points (bps) to 3.04%
•
Common equity tier 1 ratio of 11.08% was down 4 bps, and tangible common equity ratio of 7.21% was up 6 bps
•
Efficiency ratio of 54.95%, achieving the target of 55% earlier than planned

We reported another quarter of strong results in the second quarter of 2022, with early achievement of our efficiency ratio target of 55% and expansion in our net interest margin to over 3%. We reported strong core loan growth of $706.2 million, or 13% linked-quarter annualized, and reflected a $12 million increase in pre-provision net revenue. Our asset quality metrics remained at historically low levels, our capital levels are sound, and we continue strategic expense management while investing for revenue growth.

During the quarter, we added seven new bankers across our footprint, with additions in Dallas, Houston, Baton Rouge, New Orleans, Nashville, Gulfport, and Tampa. These hires are in addition to fifteen in 2021, and ten in the first quarter of 2022, with additional hires planned during the remainder of 2022. Our strategy is to fund these revenue enhancing costs through continued expense focus. We believe this approach, along with interest rate increases, will contribute to continued improvements in efficiency and overall performance.

Consolidated Financial Results

The following table contains the consolidated financial results for the periods indicated.

	Three Months Ended					Six Months Ended
(in thousands, except per share data)	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	June 30, 2022	June 30, 2021
Income Statement Data:
Interest income	$254,864	$236,786	$238,756	$244,417	$248,300	$491,650	$499,085
Interest income (te) (a)	257,449	239,331	241,391	247,185	251,154	496,780	504,861
Interest expense	9,132	8,323	9,460	9,708	13,657	17,455	29,855
Net interest income (te)	248,317	231,008	231,931	237,477	237,497	479,325	475,006
Provision for credit losses	(9,761)	(22,527)	(28,399)	(26,955)	(17,229)	(32,288)	(22,140)
Noninterest income	85,653	83,432	89,612	93,361	94,272	169,085	181,361
Noninterest expense	187,097	179,939	182,462	194,703	236,770	367,036	429,842
Income before income taxes	154,049	154,483	164,845	160,322	109,374	308,532	242,889
Income tax expense	32,614	31,005	27,102	30,740	20,656	63,619	46,999
Net income	$121,435	$123,478	$137,743	$129,582	$88,718	$244,913	$195,890
For informational purposes - included above, pre-tax
Nonoperating item included in noninterest income:
Gain on hurricane-related insurance settlement	$—	$—	$3,600	$—	$—	$—	$—
Gain on sale of Hancock Horizon Funds	—	—	—	4,576	—	—	—
Gain on sale of Mastercard Class B common stock	—	—	—	—	2,800	—	2,800
Nonoperating items included in noninterest expense:
Efficiency initiatives	—	—	(649)	(1,867)	40,812	—	40,812
Hurricane related expenses	—	—	(680)	5,092	—	—	—
Loss on redemption of subordinated notes	—	—	—	—	4,165	—	4,165
Balance Sheet Data:
Period end balance sheet data
Loans	$21,846,068	$21,323,341	$21,134,282	$20,886,015	$21,148,530	$21,846,068	$21,148,530
Earning assets	31,292,910	32,997,323	33,610,435	32,348,036	32,075,450	31,292,910	32,075,450
Total assets	34,637,525	36,317,291	36,531,205	35,318,308	35,098,709	34,637,525	35,098,709
Noninterest-bearing deposits	14,676,342	14,976,670	14,392,808	13,653,376	13,406,385	14,676,342	13,406,385
Total deposits	29,866,432	30,499,709	30,465,897	29,208,157	29,273,107	29,866,432	29,273,107
Stockholders' equity	3,349,723	3,450,951	3,670,352	3,629,766	3,562,901	3,349,723	3,562,901
Average balance sheet data
Loans	$21,657,527	$21,122,038	$20,770,130	$20,941,173	$21,388,814	$21,391,262	$21,566,071
Earning assets	32,780,813	33,201,926	32,913,659	32,097,381	32,195,515	32,990,206	31,608,834
Total assets	35,380,247	36,003,803	35,829,027	35,207,960	35,165,684	35,690,303	34,624,947
Noninterest-bearing deposits	14,655,800	14,363,324	14,126,335	13,535,961	13,237,796	14,510,370	12,808,401
Total deposits	29,979,940	30,029,793	29,750,665	29,237,306	29,228,809	30,004,728	28,686,797
Stockholders' equity	3,383,789	3,607,061	3,642,003	3,606,087	3,488,592	3,494,809	3,465,159
Common Shares Data:
Earnings per share - basic	$1.39	$1.40	$1.56	$1.46	$1.00	$2.79	$2.21
Earnings per share - diluted	1.38	1.40	1.55	1.46	1.00	2.78	2.20
Cash dividends per common share	0.27	0.27	0.27	0.27	0.27	0.54	0.54
Book value per share (period end)	39.08	39.91	42.31	41.81	41.03	39.08	41.03
Tangible book value per share (period end)	28.37	29.25	31.64	31.10	30.27	28.37	30.27
Weighted average number of shares - diluted	86,354	86,936	87,132	87,006	86,990	86,654	86,932
Period end number of shares	85,714	86,460	86,749	86,823	86,847	85,714	86,847

	Three Months Ended					Six Months Ended
($ in thousands)	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	June 30, 2022	June 30, 2021
Performance and other data:
Return on average assets	1.38%	1.39%	1.53%	1.46%	1.01%	1.38%	1.14%
Return on average common equity	14.39%	13.88%	15.00%	14.26%	10.20%	14.13%	11.40%
Return on average tangible common equity	19.77%	18.66%	20.13%	19.22%	13.94%	19.20%	15.63%
Tangible common equity (b)	7.21%	7.15%	7.71%	7.85%	7.70%	7.21%	7.70%
Tangible common equity Tier 1 (CET1) ratio	11.08%	11.12%	11.09%	11.17%	10.98%	11.06%	10.98%
Net interest margin (te)	3.04%	2.81%	2.80%	2.94%	2.96%	2.92%	3.02%
Noninterest income as a percentage of total revenue (te)	25.65%	26.53%	27.87%	28.22%	28.41%	26.08%	27.63%
Efficiency ratio (c )	54.95%	56.03%	56.57%	57.44%	57.01%	55.47%	57.56%
Allowance for credit loss as a percentage of total loans	1.55%	1.63%	1.76%	1.92%	2.03%	1.55%	2.03%
Annualized net charge-offs to average loans	(0.01)%	0.01%	0.01%	0.03%	0.20%	(0.00)%	0.27%
Nonperforming assets as a percentage of loans, ORE and foreclosed assets	0.20%	0.24%	0.32%	0.34%	0.46%	0.20%	0.46%
FTE headcount	3,594	3,543	3,486	3,429	3,626	3,594	3,626

Reconciliation of operating revenue and operating pre-provision net revenue (non-GAAP measure) (te) (d)
Net interest income	$245,732	$228,463	$229,296	$234,709	$234,643	$474,195	$469,230
Noninterest income	85,653	83,432	89,612	93,361	94,272	169,085	181,361
Total revenue	331,385	311,895	318,908	328,070	328,915	643,280	650,591
Taxable equivalent adjustment	2,585	2,545	2,635	2,768	2,854	5,130	5,776
Nonoperating revenue	—	—	(3,600)	(4,576)	(2,800)	—	(2,800)
Total revenue (te)	$333,970	$314,440	$317,943	$326,262	$328,969	$648,410	$653,567
Noninterest expense	(187,097)	(179,939)	(182,462)	(194,703)	(236,770)	(367,036)	(429,842)
Nonoperating expense	—	—	(1,329)	3,225	44,977	—	44,977
Operating pre-provision net revenue (te)	$146,873	$134,501	$134,152	$134,784	$137,176	$281,374	$268,702

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) for the second quarter of 2022 was $248.3 million, up $17.3 million, or 7%, compared to the first quarter of 2022 and up $10.8 million, or 5%, from the second quarter of 2021.

The increase in net interest income (te) compared to the first quarter of 2022 is largely attributable to the impact of the recent Federal Reserve rate increases with variable rate assets repricing, new loans and securities added at higher yields, and a lag in increasing deposit rate offerings. The increase also reflects a favorable change in our average earning asset mix, including a $535 million increase in loans, $292 million increase in securities and a $1.2 billion decrease in our lower-yielding short term investments. Net interest income further benefitted from an additional accrual day during the second quarter ($1.8 million), and lower premium amortization on the securities portfolio ($1.3 million). These improvements were partially offset by lower levels of the accretion of PPP loan fees ($2.5 million), nonaccrual interest recoveries ($0.8 million), and purchase accounting discount accretion ($0.3 million), as well as a 1 bp increase in the cost of funds.

The net interest margin for the second quarter of 2022 was 3.04%, up 23 bps from 2.81% in the first quarter of 2022. The widening of net interest margin from the prior quarter was largely due to the Federal Reserve interest rate increases in March, May and June, coupled with a favorable shift in the earning asset mix, including average core loan growth of $735 million, securities portfolio growth of $292 million and a $1.2 billion reduction in lower yielding short-term investments. These improvements were partially offset by a 1 bp increase in the cost of funds and a 2 bp decline due to the impact of PPP loan forgiveness, resulting from a $200 million decrease in average PPP loans during the second quarter.

The $10.8 million increase in net interest income (te) compared to the second quarter of 2021 is attributable to a $6.3 million increase in interest income (te) and a $4.5 million reduction in interest expense. The increase in interest income is primarily due to higher earnings on securities and short-term investments, partially offset by $2.2 million of lower interest income on loans, driven by lower PPP income, mainly resulting from loan forgiveness, which was largely offset by core loan growth and higher yields on new and repricing commercial loans. The increase in interest income includes a reduction in premium amortization ($2.8 million) on securities, and is net of a reduction in nonaccrual interest recoveries ($2.4 million) and a decline in purchase accounting discount accretion ($0.4 million). The decline in interest expense was driven by both a $667 million decrease in average interest-bearing deposit accounts, primarily in higher-cost time and public funds deposits, and lower rates paid on most accounts, as well as a decline in interest on long-term debt due to the redemption of $150 million of subordinated debt at 5.95% in June of 2021.

The net interest margin was up 8 bps compared to the second quarter of 2021 as a result of a more favorable rate environment and a more favorable mix of average earning assets as lower yielding short term investments were used to fund core loan growth and deployed into higher yielding securities, as well as to pay off certain short term borrowings at the Federal Home Loan Bank. Compared to the second quarter of 2021, the yield on earning assets was up 2 bps, while the cost of funds decreased 6 bps to 0.11%. The reduction in cost of funds reflects the previously mentioned shift in mix to lower-cost deposit products, the strategic reduction of promotional deposit rates, and lowering borrowing costs with the redemption of subordinated notes, and the repayment of certain Federal Home Loan Bank borrowings.

Net interest income (te) for the six months ended June 30, 2022 was $479.3 million, up $4.3 million, or 1%, from the first six months of 2021. The increase is due largely to lower interest expense of $12.4 million with lower cost of funds, driven by an improved mix of deposits and a decline in higher-cost borrowings. Interest income (te) declined $8.1 million largely due to lower PPP fees, partially offset by increases from an improving interest rate environment for new and repricing earning assets. The increase in interest income also includes a decrease in premium amortization on the securities portfolio ($4.6 million), and was reduced by lower nonaccrual interest recoveries ($6.6 million) and lower purchase accounting discount accretion ($2.4 million). The net interest margin for the six months ended June 30, 2022 was 2.92%, down 10 bps compared to the same period in 2021. The decline is reflective of a decline in yield on average earning assets of 18 bps, primarily driven by loan mix, partially offset by a favorable 8 bp reduction in the cost of funds.

We are seeing further widening of our net interest margin, with our July 2022 monthly net interest margin at 3.42%, compared 3.24% for June 2022. We anticipate that the net interest margin will widen during the remainder of 2022, as additional Federal Reserve interest rate increases are expected, and through a continued shift in earning asset mix and controlled deposit cost.

The following tables detail the components of our net interest income (te) and net interest margin.

	Three Months Ended
	June 30, 2022			March 31, 2022			June 30, 2021
(dollars in millions)	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$17,562.0	$165.9	3.79%	$17,119.3	$150.3	3.56%	$17,233.1	$149.3	3.47%
Residential mortgage loans	2,534.6	21.1	3.33%	2,441.3	21.0	3.44%	2,443.0	23.9	3.92%
Consumer loans	1,560.9	19.6	5.03%	1,561.4	18.4	4.77%	1,712.7	21.0	4.92%
Loan fees & late charges	—	1.9	0.00%	—	4.4	0.00%	—	16.5	0.00%
Total loans (te) (b)	21,657.5	208.5	3.86%	21,122.0	194.1	3.72%	21,388.8	210.7	3.95%
Loans held for sale	48.1	0.4	3.69%	64.3	0.7	4.36%	89.6	0.6	2.90%
US Treasury and government agency securities	387.6	1.7	1.79%	397.8	1.6	1.64%	291.0	1.2	1.67%
Mortgage-backed securities and collateralized mortgage obligations	7,658.2	36.3	1.90%	7,352.5	34.5	1.88%	6,961.4	31.0	1.78%
Municipals (te)	912.4	6.8	2.96%	916.5	6.7	2.93%	930.1	6.8	2.94%
Other securities	21.2	0.2	3.34%	21.0	0.2	3.31%	12.3	0.1	3.64%
Total securities (te) (c)	8,979.4	45.0	2.00%	8,687.8	43.0	1.98%	8,194.8	39.1	1.91%
Total short-term investments	2,095.8	3.5	0.67%	3,327.8	1.5	0.19%	2,522.3	0.7	0.11%
Total earning assets (te)	$32,780.8	$257.4	3.15%	$33,201.9	$239.3	2.91%	$32,195.5	$251.1	3.13%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$11,412.9	$1.3	0.05%	$11,423.4	$1.1	0.04%	$11,315.8	$2.7	0.10%
Time deposits	1,005.2	0.4	0.15%	1,088.5	0.6	0.24%	1,466.5	1.7	0.47%
Public funds	2,906.0	3.3	0.46%	3,154.6	2.1	0.26%	3,208.7	2.6	0.33%
Total interest-bearing deposits	15,324.1	5.0	0.13%	15,666.5	3.8	0.10%	15,991.0	7.0	0.18%
Repurchase agreements	523.0	0.1	0.08%	587.5	0.1	0.06%	556.1	0.2	0.15%
Other short-term borrowings	701.2	0.9	0.49%	1,102.4	1.3	0.49%	1,104.9	1.4	0.49%
Long-term debt	240.3	3.1	5.20%	241.8	3.1	5.17%	371.9	5.0	5.42%
Total borrowings	1,464.5	4.1	1.12%	1,931.7	4.5	0.95%	2,032.9	6.6	1.30%
Total interest-bearing liabilities	16,788.6	9.1	0.22%	17,598.2	8.3	0.19%	18,023.9	13.6	0.30%
Net interest-free funding sources	15,992.2			15,603.7			14,171.6
Total cost of funds	$32,780.8	$9.1	0.11%	$33,201.9	$8.3	0.10%	$32,195.5	$13.6	0.17%
Net interest spread (te)		$248.3	2.93%		$231.0	2.72%		$237.5	2.82%
Net interest margin	$32,780.8	$248.3	3.04%	$33,201.9	$231.0	2.81%	$32,195.5	$237.5	2.96%

(a)
Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)
Includes nonaccrual loans.
(c)
Average securities do not include unrealized holding gains/losses on available for sale securities.
(d)
Included in interest income is net purchase accounting accretion of $1.2 million, $1.5 million, and $1.6 million for the three months ended June 30, 2022, March 31, 2022, and June 30, 2021, respectively.

	Six Months Ended
	June 30, 2022			June 30, 2021
(dollars in millions)	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$17,341.9	$316.3	3.68%	$17,283.4	$305.1	3.56%
Residential mortgage loans	2,488.3	42.1	3.38%	2,521.3	48.6	3.85%
Consumer loans	1,561.1	37.9	4.90%	1,761.4	42.4	4.85%
Loan fees & late charges	—	6.3	0.00%	—	29.9	0.00%
Total loans (te) (b)	21,391.3	402.6	3.79%	21,566.1	426.0	3.98%
Loans held for sale	56.1	1.1	4.07%	100.6	1.3	2.63%
US Treasury and government agency securities	392.7	3.4	1.71%	253.0	2.2	1.71%
Mortgage-backed securities and collateralized mortgage obligations	7,506.2	70.8	1.89%	6,636.5	60.4	1.82%
Municipals (te)	914.4	13.5	2.95%	932.3	13.7	2.93%
Other securities	21.1	0.3	3.32%	11.9	0.2	3.85%
Total securities (te) (c)	8,834.4	88.0	1.99%	7,833.7	76.5	1.95%
Total short-term investments	2,708.4	5.1	0.38%	2,108.4	1.1	0.10%
Total earning assets (te)	$32,990.2	$496.8	3.03%	$31,608.8	$504.9	3.21%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$11,418.2	$2.5	0.04%	$11,057.3	$6.1	0.11%
Time deposits	1,046.6	1.0	0.20%	1,611.2	4.7	0.59%
Public funds	3,029.6	5.4	0.36%	3,209.9	5.5	0.34%
Total interest-bearing deposits	15,494.4	8.9	0.11%	15,878.4	16.3	0.21%
Repurchase agreements	555.1	0.2	0.07%	569.8	0.4	0.14%
Other short-term borrowings	900.7	2.2	0.49%	1,104.8	2.7	0.49%
Long-term debt	241.0	6.2	5.18%	384.2	10.5	5.45%
Total borrowings	1,696.8	8.6	1.02%	2,058.8	13.6	1.32%
Total interest-bearing liabilities	17,191.2	17.5	0.20%	17,937.2	29.9	0.33%
Net interest-free funding sources	15,799.0			13,671.6
Total cost of funds	$32,990.2	$17.5	0.11%	$31,608.8	$29.9	0.19%
Net interest spread (te)		$479.3	2.83%		$475.0	2.88%
Net interest margin	$32,990.2	$479.3	2.92%	$31,608.8	$475.0	3.02%

(a)
Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)
Includes nonaccrual loans.
(c)
Average securities do not include unrealized holding gains/losses on available for sale securities.
(d)
Included in interest income is net purchase accounting accretion of $2.7 million and $5.1 million for the six months ended June 30, 2022, and 2021, respectively.

Provision for Credit Losses

During the second quarter of 2022, we recorded a negative provision for credit losses of $9.8 million, compared to negative provisions for credit losses of $22.5 million in the first quarter of 2022 and $17.2 million in the second quarter of 2021. The second quarter of 2022 negative provision included net recoveries of $0.7 million and a reserve release of $9.1 million, while the first quarter of 2022 included net charge-offs of $0.3 million and a reserve release of $22.8 million. The second quarter of 2021 negative provision included net charge-offs of $10.5 million and a reserve release of $27.7 million. Continued improvement in overall credit performance for all periods reported has resulted in the gradual release of allowance built at the onset of the pandemic. The release of the allowance has been slowing with the changing economic environment and continued core loan growth.

For the six months ended June 30, 2022, we recorded a negative provision for credit losses of $32.3 million, compared to a negative provision of $22.1 million for the six months ended June 30, 2021. Included in the negative provision for the six months ended June 30, 2022 was a reserve release of $31.9 million and net recoveries of $0.4 million, compared to a reserve release of $50.9 million and net charge-offs of $28.8 million, or 0.27% of average total loans on an annualized basis for the same period last year. The year-to-date reserve releases for both periods are also due to continued improvement overall credit performance allowing for the gradual reduction of allowance for credit loss.

Net recoveries in the second quarter of 2022 were $0.7 million, or (0.01%) of average total loans on an annualized basis, compared to net charge-offs $0.3 million, or 0.01% in the first quarter of 2022, and $10.5 million, or 0.20% in the second quarter of 2021. The second quarter of 2022 included net recoveries of $1.6 million for commercial and $0.4 million for mortgage, partially offset by $1.4 million of consumer net charge-offs. The first quarter of 2022 included net recoveries $0.8 million for commercial, and minimal mortgage recoveries, partially offset by $1.2 million of consumer net charge-offs. Net charge-offs in the second quarter of 2021 included $9.2 million of commercial net charge-offs, $0.1 million of mortgage net recoveries and $1.4 million of consumer net charge-offs. For the first six months of 2022, the net recovery of $0.4 million is largely the result of net recoveries in commercial totaling $2.4 million, with mortgage net recoveries of $0.5 million and consumer net charge-offs of $2.5 million. The net charge-off for the six months ended June 30, 2021 totaled $28.8 million, including $14.5 million of energy related charge-offs and $11.0 million of other commercial charges and $3.5 million of consumer net charge-offs, partially offset by net recoveries of $0.2 million in the residential mortgage portfolio.

Future assumptions in economic forecasts and our asset quality metrics will drive our outlook for the level of forecasted reserves. However, we do not expect additional reserve releases in the current economic environment and expect to see zero or low provisions for the remainder of 2022.

The discussion labeled "Allowance for Credit Losses and Asset Quality" appears later in this Item and provides additional information on these changes and on general credit quality.

Noninterest Income

Noninterest income totaled $85.7 million for the second quarter of 2022, up $2.2 million, or 3%, from the first quarter of 2022, and down $8.6 million, or 9%, from the second quarter of 2021. There were no nonoperating items included in noninterest income in the first two quarters of 2022. There was $2.8 million of nonoperating noninterest income in the second quarter of 2021 attributable to a gain on the sale of Mastercard Class B common stock. Excluding this item, operating noninterest income decreased $5.8 million, or 6%, from the same quarter last year. The increase in operating noninterest income from the prior quarter was largely attributable to an increase in trust fees, bankcard and ATM fees, income from bank owned life insurance, partially offset by a decline in net service charges on deposit accounts and secondary mortgage market operations income. The decline in operating noninterest income from the second quarter of 2021 is largely due to a decline in secondary mortgage market operations income and income from derivatives, partially offset by improvements in bank card and ATM fees, service charges on deposit accounts, and trust fees.

The components of noninterest income are presented in the following table for the indicated periods.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(in thousands)	2022	2022	2021	2022	2021
Service charges on deposit accounts	$20,495	$21,674	$19,381	$42,169	$38,527
Trust fees	17,309	15,279	16,307	32,588	31,310
Bank card and ATM fees	21,870	20,396	20,483	42,266	38,603
Investment and annuity fees and insurance commissions	8,001	7,427	7,331	15,428	14,789
Secondary mortgage market operations	2,990	3,746	12,556	6,736	24,266
Income from bank-owned life insurance	4,273	3,545	3,347	7,818	10,628
Credit related fees	2,543	2,669	2,971	5,212	5,815
Income from customer and other derivatives	2,728	2,349	3,750	5,077	8,785
Securities transactions, net	—	(87)	333	(87)	333
Gain on Sale of Mastercard Class B common stock	—	—	2,800	—	2,800
Other miscellaneous	5,444	6,434	5,013	11,878	5,505
Total noninterest income	$85,653	$83,432	$94,272	$169,085	$181,361

Service charges on deposit accounts are composed of overdraft and nonsufficient funds fees, business and corporate account analysis fees, overdraft protection fees and other customer transaction-related charges. Service charges on deposits totaled $20.5 million for the second quarter of 2022, down $1.2 million, or 5%, from the first quarter of 2022, and up $1.1 million, or 6%, from the second quarter of 2021. The decrease from the first quarter of 2022 is primarily attributable to a lower net level of consumer overdraft fees, partially offset by an increase in business account service charges and overdraft fees. The increase from the second quarter of 2021 was largely due to an increase in business service fees which include activity-related service charges and higher overdraft fees, partially offset by lower consumer-related service charges. As noted in prior filings, we have announced plans to eliminate consumer (retail) non-sufficient funds fees and certain overdraft fees by the end of 2022, which are currently reflected in this revenue line item. We expect these fees to decrease, on average, by approximately $2 million to $3 million per quarter in 2023, with an annual estimated impact of approximately $10 million to $11 million. We believe these changes are in line with the evolving retail banking industry, as traditional banks adjust products to meet consumer needs and provide them with the tools needed to help manage their overall finances. We expect to see improving account acquisition rates in 2023 with this change and as we launch additional retail products and features.

Trust fee income represents revenue generated from a full range of trust services, including asset management and custody services provided to individuals, businesses and institutions. Trust fees increased $2.0 million, or 13%, from the prior quarter and increased $1.0 million, or 6%, compared to the same quarter a year ago. The increase compared to the prior quarter is primarily due to increased money market revenue on corporate and institutional accounts with the reduction of fee waivers and seasonal tax preparation fees. The increase from the same quarter last year was largely due to higher money market revenue and the impact of a new fee structure introduced during the second quarter of 2021. These increases were partially offset by a decline in Hancock Horizon mutual funds income as the funds were sold in the third quarter of 2021.

Bank card and ATM fees include interchange and other income from credit and debit card transactions, fees earned from processing card transactions for merchants, and fees earned from ATM transactions. Bank card and ATM fees totaled $21.9 million for the second quarter of 2022, up $1.5 million, or 7%, from the first quarter of 2022 and up $1.4 million, or 7%, from the same quarter last year. The increase from the prior quarter and the same quarter last year was largely attributable to increases in both transaction volume and amounts, with commercial credit card fees and merchant fees driving the increase from the prior quarter and commercial credit card fees driving the increase from the same quarter last year.

Investment and annuity fees and insurance commissions, which includes both fees earned from sales of annuity and insurance products, as well as managed account fees, increased $0.6 million, or 8%, compared to the first quarter of 2022 and increased $0.7 million, or 9%, compared to the same quarter a year ago, primarily as a result of current market conditions. The increase from the prior quarter was largely due to increased annuity fees driven by current market conditions. The increase from the same quarter a year ago was primarily due to higher annuity fees and investment fees, partially offset by lower insurance and corporate underwriting fees

Income from secondary mortgage market operations is comprised of income produced from the origination and sales of residential mortgage loans in the secondary market. We offer a full range of mortgage products to our customers and typically sell longer-term fixed rate loans while retaining the majority of adjustable rate loans, as well as loans generated through programs to support customer relationships. Income from secondary mortgage market operations was $3.0 million in the second quarter of 2022, down $0.8 million, or 20%, from the first quarter of 2022 and down $9.6 million, or 76%, from the second quarter of 2021. The decrease from the prior quarter and the same quarter last year was due largely to both a lower level of refinancing activity and a lower percentage of originated loans sold in the secondary market, as we are retaining a higher volume of loans in our portfolio. The level of mortgage applications during the second quarter of 2022 was down approximately 11% when compared to the first quarter of 2022 and down 27% when compared to the second quarter of 2021. The percentage of mortgage loans sold in the secondary market to total originations (as opposed to those held in our portfolio), declined to 21% in the second quarter of 2022 from 27% in the first quarter of 2022 and 45% in the same quarter last year. Secondary mortgage market operations income will vary based on application volume and pull through rates. We expect this lower level of income from secondary mortgage market operations to continue as the demand for mortgage loans and refinancing slows in the rising interest rate environment.

Income from bank-owned life insurance (BOLI) is typically generated through insurance benefit proceeds as well as the growth of the cash surrender value of insurance contracts held. Income from bank-owned life insurance was $4.3 million for the second quarter of 2022, up $0.7 million, or 21%, from the first quarter of 2022, and up $0.9 million, or 28%, from the second quarter of 2021. The increase from both the prior quarter and same quarter last year is attributable to both a higher level of income from the purchase of policies in March of 2022 and higher benefit proceeds.

Credit-related fees include fees assessed on letters of credit and unused portions of loan commitments. Credit related fees were $2.5 million for the second quarter of 2022, down $0.1 million, or 5%, from the first quarter of 2022 and down $0.4 million, or 14%, from the second quarter of 2021. The decrease from both the prior quarter and the same quarter last year is primarily attributable to a decrease in both letter of credit fees and unused commitment fees, with commitment fees impacted by increased credit line utilization during the period.

Income from customer and other derivatives is largely from our customer interest rate derivative program and totaled $2.7 million for the second quarter of 2022 compared to $2.3 million in the first quarter of 2022 and $3.8 million for the second quarter of 2021. The decrease from the same quarter last year is largely attributable to the demand during the second quarter of 2021 for interest rate swap arrangements due to the long-term interest rate environment at the time. Derivative income can be volatile and is dependent upon the composition of the portfolio, volume and mix of sales activity and market value adjustments due to market interest rate movement.

Other miscellaneous income is comprised of various items, including income from small business investment companies (SBIC), FHLB stock dividends, and syndication fees. Other miscellaneous income (excluding nonoperating items) totaled $5.4 million, down $1.0 million compared to the first quarter of 2022 and up $0.4 million compared to the second quarter of 2021. The decrease compared to the prior period was largely driven by a lower level of SBIC income. The increase compared to the prior year reflects increased gains on sales of assets, partially offset by lower SBIC income and syndication fees.

Noninterest income for the first six months of 2022 was $169.1 million, down $12.3 million or 7% from the same period last year. There were no nonoperating income items in the first six months of 2022 compared to $2.8 million of in the first six months of 2021, related to a gain on the sale of Mastercard Class B stock, as noted above. Excluding the nonoperating item, operating noninterest income was down $9.5 million, or 5% compared to the first six months of 2021. The decline in fee income is largely related to a $17.5 million, or 72% decrease in secondary mortgage market operations income, the result of both a decrease in demand for refinancing and a higher rate of retention of residential mortgage loans. Derivative income was down $3.7 million, or 42%, primarily attributable to the customer derivative program, as recent interest rate increases have lessened the demand for variable rate loans and, in turn, the demand for associated derivative instruments. BOLI income was down $2.8 million, or 26%, as 2021 included $4.4 million of income received in connection with the purchase of policies in the first quarter of 2021. These decreases were partially offset with increases in SBIC income which was up $4.4 million, as 2021 included a $4.7 million pandemic related write-down, service charges which were up $3.6 million, or 9%, bank card and ATM fees which were up $3.7 million, or 9%, and trust fees, which were up $1.3 million, or $4%.

Management continues to forecast full-year 2022 noninterest income, excluding nonoperating items, will decline 1% to 3%, from the 2021 level of $353.4 million, with the current expectation being closer to 3% due largely to the decline in secondary mortgage market operations income.

Noninterest Expense

Noninterest expense for the second quarter of 2022 was $187.1 million, up $7.2 million, or 4%, from the first quarter of 2022, and down $49.7 million, or 21%, from the second quarter of 2021. There were no nonoperating noninterest expense items in the first two quarters of 2022 and $45.0 million in the second quarter of 2021, which related to initiatives put into place to improve overall efficiency and operating performance. These expenses included $20.2 million of salaries and benefits related to a Voluntary Early Retirement Plan (VERIP), $15.5 million of loss on the impairment of facilities and equipment related to financial center closures, $5.1 million of severance expense related to a reduction in force, and $4.2 million in costs related to the redemption of $150 million of subordinated debt. Excluding the nonoperating items, operating noninterest expense was down $4.7 million, or 2% from the same quarter last year. The increase in operating expense from the prior quarter was largely driven by higher personnel expense, data processing expense and lower gains on other real estate. Compared to the same quarter last year, the decrease in operating noninterest income was due to personnel expense, professional services expense with lower consulting and legal fees, partially offset by an increase in data processing expense as a result of higher level of card activity, and an increase in business development costs. A more detailed discussion of the variances follows.

The components of noninterest expense for the periods indicated are presented in the following tables.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
(in thousands)	2022	2022	2021	2022	2021
Compensation expense	$94,155	$85,993	$100,587	$180,148	$196,433
Employee benefits	21,015	21,403	42,067	42,418	65,836
Personnel expense	115,170	107,396	142,654	222,566	262,269
Net occupancy expense	12,225	11,680	12,955	23,905	25,865
Equipment expense	4,703	4,867	4,392	9,570	9,173
Data processing expense	26,169	24,239	23,885	50,408	46,832
Professional services expense	8,423	7,793	13,473	16,216	24,724
Amortization of intangible assets	3,586	3,748	4,245	7,334	8,664
Deposit insurance and regulatory fees	3,503	3,740	2,967	7,243	6,362
Other real estate and foreclosed asset expense	(88)	(1,764)	(86)	(1,852)	(80)
Corporate value, franchise and other non-income taxes	4,558	4,248	3,422	8,806	7,886
Advertising	3,512	3,166	2,276	6,678	4,762
Telecommunications and postage	2,971	2,925	3,163	5,896	6,481
Entertainment and contributions	2,440	2,961	1,486	5,401	2,934
Tax credit investment amortization	1,004	1,004	1,113	2,008	2,225
Printing and supplies	918	1,003	941	1,921	1,919
Travel expense	1,123	660	667	1,783	1,024
Other retirement expense	(7,781)	(6,772)	(6,806)	(14,553)	(13,351)
Loss on extinguishment of debt	—	—	4,165	—	4,165
Loss on facilities and equipment from consolidation	—	—	15,462	—	15,462
Other miscellaneous	4,661	9,045	6,396	13,706	12,526
Total noninterest expense	$187,097	$179,939	$236,770	$367,036	$429,842

Nonoperating Expenses (included above)

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2022	2022	2021	2022	2021
Nonoperating expense
Compensation expense	$—	$—	$5,161	$—	$5,161
Employee benefits	—	—	20,189	—	20,189
Personnel expense	—	—	25,350	—	25,350
Loss on extinguishment of debt	—	—	4,165	—	4,165
Loss on facilities and equipment from consolidation	—	—	15,462	—	15,462
Total nonoperating expenses	$—	$—	$44,977	$—	$44,977

Personnel expense consists of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability. Personnel expense totaled $115.2 million for the second quarter of 2022, up $7.8 million, or 7%, compared to the prior quarter and down $2.1 million, or 2%, compared to the same quarter last year, excluding the prior year nonoperating items noted above. The increase from the prior quarter was largely due to increased incentives with higher production ($3.5 million), annual merit raises ($2.2 million), increased headcount, including new banker hires, combined with generally higher wages ($1.1 million), and one additional work day ($1.0 million). The decrease from the same quarter last year was largely due to the efficiency measures implemented during 2021, including the VERIP and the closure of 26 financial centers, partially offset by annual merit raises.

Occupancy and equipment expenses are primarily composed of lease expenses, depreciation, maintenance and repairs, rent, taxes, and other equipment expenses. Occupancy and equipment expenses totaled $16.9 million in the second quarter of 2022, up $0.4 million, or 2%, from the first quarter of 2022 and down $0.4 million, or 2%, from the second quarter of 2021. The linked-quarter increase was largely related to higher facilities expense partially offset by a decrease in maintenance and depreciation expense. The decrease from the same quarter last year is primarily attributable to the closure of 26 financial centers during 2021 as a result of efficiency initiatives.

Data processing expense includes expenses related to third party technology processing and servicing costs, technology project costs and fees associated with bank card and ATM transactions. Data processing expense was $26.2 million for the second quarter of 2022, up $1.9 million, or 8%, compared to the first quarter of 2022, and up $2.3 million, or 10%, compared to the second quarter of 2021. The increase from both the first quarter of 2022 and the second quarter of 2021 is largely due to implementation of technology enhancement projects and higher processing expense related to the increase in bank card activity.

Professional services expense for the second quarter of 2022 totaled $8.4 million, up $0.6 million, or 8%, compared to the previous quarter and down $5.1 million, or 37%, from the second quarter of 2021. The increase from the first quarter of 2022 is primarily due to higher legal fees and accounting and auditing services. The decrease from the same quarter last year is largely attributable to lower consulting expense primarily related to PPP support, as well as a reduction in legal fees.

Deposit insurance and regulatory fees totaled $3.5 million, down $0.2 million, or 6%, from the first quarter of 2022 and up $0.5 million, or 18%, from the second quarter of 2021. The modest decline from the prior quarter was in FDIC insurance costs and reflects a relatively stable risk-based assessment. The increase from the prior year is due largely to the impact of declining levels of low-risk PPP loans and lower levels of excess liquidity to our risk-based FDIC insurance cost. We expect our FDIC insurance cost to continue to increase as we continue to redeploy excess liquidity.

Other real estate and foreclosed asset expense reflected net gains of $0.1 million in the second quarter of 2022 compared to net gains of $1.8 million for the first quarter of 2022, and $0.1 million in the second quarter of 2021. The net gains in the first quarter of 2022 were from sales of properties. Other real estate gain or losses may occur periodically and are dependent on the volume of properties for sale and current market conditions.

Corporate value, franchise and other non-income tax expense for the second quarter of 2022 totaled $4.6 million, up $0.3 million, or 7%, over the prior quarter and up $1.1 million, or 33%, compared to the same quarter last year. The increase from the first quarter of 2022 reflects an increase in franchise tax due to a higher equity base. The increase from the same quarter last year is largely due to the bank share tax benefit realized during 2021 from the net loss recorded in 2020.

Business development-related expenses (including advertising, travel, entertainment and contributions) totaled $7.1 million for the second quarter of 2022, up $0.3 million, or 4%, from the first quarter of 2022, and up $2.6 million, or 60%, from the second quarter of 2021. The linked-quarter increase was largely due to an increase in advertising and travel, partially offset by a decrease in entertainment and contributions. The increase over last year was largely due to advertising, entertainment and contributions, and travel expenses as we continue to invest in high growth markets.

All other expenses, excluding amortization of intangibles and nonoperating items, totaled $1.8 million for the second quarter of 2022, a decrease of $5.4 million, or 75%, from the first quarter of 2022, and $3.0 million, or 63%, from the second quarter of 2021. The decline from both periods is largely due to lower levels of miscellaneous losses in the current period and pension-related other retirement expense, partially offset by an increase in noncredit losses and other miscellaneous smaller items.

Noninterest expense totaled $367.0 million for the first six months of 2022, down $62.8 million, or 15%, from the first six months of 2021. Excluding the nonoperating expenses mentioned above, operating expense was down $17.8 million, or 5%, from the same period last year. The decline from last year was largely due to a $14.4 million, or 6%, decrease in personnel expense from VERIP and reduction in force completed in 2021, partially offset by new banker hires and merit increases in 2022. Further, professional services expense declined $8.5 million, or 34%, largely due to the lower PPP consulting costs in 2022, other real estate expense declined $1.8 million in 2022, and net occupancy and equipment was down $1.6 million, or 4%. These declines were partially offset by increases in data processing expense which was up $3.6 million, or 8%, and business development-related expense which was up $5.1 million, or 59%.

We continue to expect our 2022 operating noninterest expense will be down approximately 1% to 3% from the 2021 level of $760.1 million, with our current expectation closer to 1% due to projected higher levels of incentive pay. We believe our ongoing expense initiatives, including strategic procurement, combined with the full-year impact of initiatives completed through 2021, will support the strategy of using cost control measures to fund revenue enhancements, such as additional investments in technology and additional bankers, and reduce the overall impact of wage inflation.

Income Taxes

The effective income tax rate for the second quarter of 2022 was approximately 21.2% compared to 20.1% in the first quarter of 2022 and 18.9% in the second quarter of 2021. The second quarter of 2022 effective income tax rate is higher than both the prior quarter and the second quarter of 2021 due primarily to higher forecasted annual pre-tax earnings, largely as a result of rising interest rates.

Many factors impact the effective income tax rate including, but not limited to, the level of pre-tax income and relative impact of net tax benefits related to tax credit investments, tax-exempt interest income, bank-owned life insurance, and nondeductible expenses. Based on the current forecast, management expects the effective income tax rate for 2022 to be in the 19%-21% range, absent any changes in tax law.

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

Based on tax credit investments that have been made to date in 2022, we expect to realize benefits from federal and state tax credits over the next three years totaling $10.0 million, $10.1 million and $7.3 million in 2023, 2024, and 2025, respectively. We intend to continue making investments in tax credit projects. However, our ability to access new credits will depend upon, among other factors, federal and state tax policies and the level of competition for such credits.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity management ensures that funds are available to meet the cash flow requirements of our depositors and borrowers, while also meeting the operating, capital and strategic cash flow needs of the Company, the Bank and other subsidiaries. As part of the overall asset and liability management process, liquidity management strategies and measurements have been developed to manage and monitor liquidity risk. The Company has access to sufficient liquidity for cash requirements, both on balance sheet and with $19.9 billion in net available sources of funds at June 30, 2022, summarized as follows:

	June 30, 2022
(in thousands)	Total Available	Amount Used	Net Availability
Internal Sources
Free Securities, cash and other	$5,251,131	$—	$5,251,131
External Sources
Federal Home Loan Bank	5,624,144	300,413	5,323,731
Federal Reserve Bank	3,421,912	—	3,421,912
Brokered deposits	4,479,965	9,190	4,470,775
Other	1,394,000	—	1,394,000
Total Liquidity	$20,171,152	$309,603	$19,861,549

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities and repayments of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window. Management has established an internal target for the ratio of free securities to total securities of 20% or greater. As shown in the table below, our ratio of free securities to total securities was 52.61% at June 30, 2022, compared to 50.63% at March 31, 2022 and 65.33% at June 30, 2021. Securities and FHLB letters of credit are pledged as collateral related to public funds and repurchase agreements.

	June 30,	March 31,	December 31,	September 30,	June 30,
Liquidity Metrics	2022	2022	2021	2021	2021
Free securities / total securities	52.61%	50.63%	53.95%	56.73%	65.33%
Core deposits / total deposits	99.00%	98.94%	98.66%	98.27%	98.07%
Wholesale funds / core deposits	2.97%	6.21%	64.50%	7.19%	6.41%
Quarter-to-date average loans /quarter-to-date average deposits	72.24%	70.34%	69.81%	71.62%	73.18%

The liability portion of the balance sheet provides liquidity mainly through the ability to use cash sourced from various customers’ interest-bearing and noninterest-bearing deposit accounts. At June 30, 2022, deposits totaled $29.9 billion, a decrease of $633.3 million, or 2%, from March 31, 2022 and an increase of $593.3 million, or 2%, from June 30, 2021. The linked-quarter decrease is primarily attributable to seasonal tax outflows in public funds, increased spending amid the inflationary environment, and increased competition for deposits as interest rates increase. The year-over-year increase is largely attributable to higher balances in consumer and business accounts, due in part to stimulus and hurricane-related insurance proceeds. Core deposits consist of total deposits excluding certificates of deposit of $250,000 or more and brokered deposits. Core deposits totaled $29.6 billion at June 30, 2022, down $610.0 million, or 2%, compared to March 31, 2022, and up $860.3 million, or 3%, from June 30, 2021. The ratio of core deposits to total deposits was 99.00% at June 30, 2022, compared to 98.94% at March 31, 2022 and 98.07% at June 30, 2021. Brokered deposits totaled $9.2 million as of June 30, 2022, a decrease of $5.0 million compared to March 31, 2022 and a decrease of $65.0 million compared to June 30, 2021. The Company has had only limited brokered deposit activity during the periods discussed in this Item, due to excess levels of liquidity. The use of brokered deposits as a funding source is subject to certain policies regarding the amount, term and interest rate.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At June 30, 2022, the Bank had borrowings of approximately $200 million and had approximately $5.3 billion available under this line. During the second quarter of 2022, $900 million in FHLB advances were called and paid out of excess liquidity. The unused borrowing capacity at the Federal Reserve’s discount window is approximately $3.4 billion. There were no outstanding borrowings with the Federal Reserve at any date during any period covered by this report.

Wholesale funds, which are comprised of short-term borrowings, long-term debt and brokered deposits were 2.97% of core deposits at June 30, 2022, compared to 6.21% at March 31, 2022 and 6.41% at June 30, 2021. At June 30, 2022, wholesale funds totaled $879.3 million, a decrease of $995.7 million, or 53%, from March 31, 2022 and a decrease of $959.4 million, or 52%, from June 30, 2021. The decrease for both time periods was primarily due to $900 million FHLB advances being called during the second quarter of 2022. The Company has established an internal target for wholesale funds to be less than 25% of core deposits.

Another measure used to monitor our liquidity position is the loan-to-deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding). The loan-to-deposit ratio measures the amount of funds the Company lends for each dollar of deposits on hand. Our average loan-to-deposit ratio for the second quarter of 2022 was 72.24%, compared to 70.34% for the first quarter of 2022 and 73.18% for the second quarter of 2021. Management has an established target range for the loan-to-deposit ratio of 87% to 89%, but will operate outside that range under certain circumstances, such as those caused by the continuing impact of the pandemic. Average loans outstanding for the second quarter of 2022, the first quarter of 2022, and the second quarter in 2021, included approximately $0.2 billion, $0.4 billion, and $2.0 billion, respectively, of low-risk SBA guaranteed PPP loans that are primarily repaid through the forgiveness process, which is expected to be substantially complete by end of the second quarter of 2022.

Cash generated from operations is another important source of funds to meet liquidity needs. The Consolidated Statements of Cash Flows included in Part I Item 1 of this document present operating cash flows and summarize all significant sources and uses of funds during the six months ended June 30, 2022 and 2021.

Dividends received from the Bank have been the primary source of funds available to the Parent for the payment of dividends to our stockholders and for servicing its debt. The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends the Bank can distribute to the Parent. The Parent targets cash and other liquid assets to provide liquidity in an amount sufficient to fund approximately four quarters of ongoing cash or liquid asset needs, consisting primarily of common stockholder dividends, debt service requirements, and any expected early extinguishment of debt. The Parent may operate below the target level on a temporary basis if a return to the target can be achieved in the near-term, generally not to exceed four quarters. The Parent had cash and liquid assets of $72.4 million at June 30, 2022.

During the second quarter of 2022, we repurchased 804,368 shares of our common stock at an average cost of $47.24 per share, inclusive of commissions, under a Board authorization to repurchase up to 4,338,000 shares of the company’s common stock, set to expire December 31, 2022. To-date, the Company has repurchased 1,604,244 shares under this plan at a total cost of $78.3 million.

On June 15, 2021, the Parent utilized excess liquidity to redeem all of its issued and outstanding 5.95% subordinated notes due with an aggregate principal amount of $150 million.

Capital Resources

Stockholders’ equity totaled $3.3 billion at June 30, 2022, down $101.2 million from March 31, 2022 and down $213.2 million from June 30, 2021. The decrease from March 31, 2022 is primarily attributable to a $167.9 million decrease in accumulated other comprehensive income, largely due to fair value adjustments on securities available for sale and cash flow hedges, declaration of $23.7 million of dividends, and the repurchase of $38.0 million of common stock. These factors were partially offset by $121.4 million in net income and $6.9 million of long-term incentive plan and dividend reinvestment activity. The decrease from June 30, 2021 is attributable to a decline of $570.0 million of accumulated other comprehensive income, largely attributable to fair value adjustments on the available for sale securities portfolio, and, to a lesser degree, cash flow hedges, the declaration of $95.5 million of dividends and the repurchase of $78.3 million of common stock, partially offset by increases from $512.2 million of net income and $18.4 million of long term incentive plan and dividend reinvestment activity.

The tangible common equity (TCE) ratio was 7.21% at June 30, 2022, compared to 7.15% at March 31, 2022 and 7.70% at June 30, 2021. The increase from the prior quarter is largely attributable to both earnings and tangible asset contraction, partially offset by higher other comprehensive loss due mostly to fair value adjustments to the available for sale securities portfolio, as well as to dividends and common stock repurchases. The decline from June 30, 2021 was primarily due to higher other comprehensive loss, dividends, and common stock repurchases, partially offset by earnings, tangible asset contraction and long-term incentive plan and dividend reinvestment activity.

The regulatory capital ratios of the Company and the Bank at June 30, 2022 remained well in excess of current regulatory minimum requirements, including capital conservation buffers, by at least $486 million. The Company and the Bank have been categorized as “well-capitalized” in the most recent notices received from our regulators. Refer to the Supervision and Regulation section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion of our capital requirements.

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

	Well-	June 30,	March 31,	December 31,	September 30,	June 30,
	Capitalized	2022	2022	2021	2021	2021
Total capital (to risk weighted assets)
Hancock Whitney Corporation	10.00%	12.70%	12.82%	12.84%	13.06%	12.94%
Hancock Whitney Bank	10.00%	12.28%	12.33%	12.33%	12.51%	12.45%
Tier 1 common equity capital (to risk weighted assets)
Hancock Whitney Corporation	6.50%	11.08%	11.12%	11.09%	11.17%	10.98%
Hancock Whitney Bank	6.50%	11.28%	11.27%	11.24%	11.30%	11.20%
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	8.00%	11.08%	11.12%	11.09%	11.17%	10.98%
Hancock Whitney Bank	8.00%	11.28%	11.27%	11.24%	11.30%	11.20%
Tier 1 leverage capital
Hancock Whitney Corporation	5.00%	8.68%	8.38%	8.25%	8.15%	7.83%
Hancock Whitney Bank	5.00%	8.83%	8.49%	8.36%	8.25%	7.98%
Our regulatory ratios reflect the impact of PPP loans, which are guaranteed by the SBA and, when meeting certain criteria, are subject to forgiveness to the debtor by the SBA. These loans carry a 0% risk-weighting in the tier 1 and total capital regulatory ratios due to the full guarantee by the SBA. However, these loans are reflected in average assets used to compute tier 1 leverage. PPP loans totaled $151 million, $335 million and $1.4 billion as of June 30, 2022, March 31, 2022, and June 30, 2021, respectively.

On April 22, 2021, our board of directors authorized the repurchase of up to 4,338,000 shares of the Company’s common stock (approximately 5% of the shares of common stock outstanding as of March 31, 2021). The authorization is currently set to expire on December 31, 2022. The shares may be repurchased in the open market, by block purchase, through accelerated share repurchase plans, in privately negotiated transactions or otherwise, in one or more transactions, from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The repurchase authorization may be terminated or amended by the Board at any time prior to the expiration date. During the second quarter of 2022, 804,368 shares were repurchased under this program at an average cost of $47.24 per share, inclusive of commissions. To date, 1,604,244 shares with an average cost of $48.80 have been repurchased under this program.

On April 28, 2022, our board of directors declared a regular second quarter cash dividend of $0.27 per share, consistent with the prior quarter. The Company has paid uninterrupted dividends to its shareholders since 1967.

BALANCE SHEET ANALYSIS

Short-Term Investments

Short-term assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors. Short-term investments, including interest-bearing bank deposits and federal funds sold, were $0.9 billion at June 30, 2022, down $2.3 billion from March 31, 2022 and down $1.3 billion from June 30, 2021. Average short-term investments of $2.1 billion for the second quarter of 2022 were down $1.2 billion compared to the first quarter of 2022, and down $0.4 billion compared to the second quarter of 2021. Typically, these balances will change on a daily basis depending upon movement in customer loan and deposit accounts. The decline in short-term investments is the result the repayment of certain FHLB borrowings, growth in our core loan portfolio, growth in our securities portfolio as well as a reduction in deposits.

Securities

The purpose of the securities portfolio is to increase profitability, mitigate interest rate risk, provide liquidity and comply with regulatory pledging requirements. Our securities portfolio includes securities categorized as available for sale and held to maturity.

Available for sale securities are carried at fair value and may be sold prior to maturity. Unrealized gains or losses on available for sale securities, net of deferred taxes, are recorded as accumulated other comprehensive income in stockholders' equity.

Investment in securities totaled $8.5 billion at June 30, 2022, up $50.3 million, or less than 1%, from March 31, 2022, and down $101.7 million, or 1%, from June 30, 2021. The increase from March 31, 2022 was from net purchases of $242.4 million, partially offset by a negative market valuation adjustment on available for sale securities of $192.1 million. The decrease from June 30, 2021 reflects a negative valuation adjustment on securities available for sale of $689.3 million, partially offset by net purchases of $587.6 million. The net purchases from the prior quarter and the same quarter last year reflect investment of a portion of excess cash from federal funds into higher-yielding securities.

At June 30, 2022, securities available for sale totaled $5.8 billion and securities held to maturity totaled $2.8 billion. As a result of excess liquidity, and to provide some protection from the impact of future interest rate changes upon accumulated other comprehensive income, we reclassified securities available for sale with an aggregate fair value of $561.8 million to the securities held to maturity portfolio during the first quarter of 2022.

Our securities portfolio consists mainly of residential and commercial mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies. We invest only in high quality investment grade securities with a targeted portfolio effective duration generally between two and five and a half years. At June 30, 2022, the average expected maturity of the portfolio was 5.91 years with an effective duration of 4.93 years and a nominal weighted-average yield of 2.08%. Under an immediate, parallel rate shock of 100 bps and 200 bps, the effective durations would be 4.91 and 4.84 years, respectively. At March 31, 2022, the average expected maturity of the portfolio was 5.86 years with an effective duration of 4.47 years and a nominal weighted-average yield of 1.93%. The average maturity of the portfolio at June 30, 2021 was 5.91 years, with an effective duration of 4.58 years and a nominal weighted-average yield of 1.89%. The changes in expected maturity, effective duration, and nominal weighted-average yield compared to both March 31, 2022 and June 30, 2021 was the result of reinvestment of maturities and paydowns and growth from the investment of excess liquidity. At June 30, 2022, approximately $1.4 billion of our available for sale securities are hedged with $1.3 billion in fair value hedges in order to provide protection and flexibility to reposition and/or reprice the portfolio in a rising interest rate environment, effectively reducing the duration (market price risk) on the hedged securities. Our strategy in the near term will be to invest in the securities portfolio as rates rise and monitor our hedge positions to adjust interest rate sensitivity.

At the end of each reporting period, we evaluate the securities portfolio for credit loss. Based on our assessments, expected credit loss was negligible for all periods in 2022 and 2021, and therefore no allowance for credit loss was recorded.

Loans

Total loans at June 30, 2022 were $21.8 billion, up $522.7 million, or 2%, from March 31, 2022, and up $697.5 million, or 3%, from March 31, 2021. The linked-quarter increase was primarily attributable to growth of $706.2 million in core loans (excluding PPP), partially offset by a decrease of $183.5 million in PPP loans. Increased line utilization as well as new loans contributed to core growth in all markets across our footprint linked quarter, with healthcare, commercial and industrial, commercial real estate and mortgage as the main drivers, while the indirect consumer lending portfolio continues to run-off. The increase compared to June 30, 2021 is due to core loan growth of $2.0 billion, partially offset by a $1.3 billion decrease in PPP loans.

The following table shows the composition of our loan portfolio at each date indicated:

	June 30,	March 31,	December 31,	September 30,	June 30,
(in thousands)	2022	2022	2021	2021	2021
Total loans:
Commercial non-real estate	$9,645,092	$9,584,480	$9,612,460	$9,416,990	$9,532,710
Commercial real estate - owner occupied	2,964,474	2,868,233	2,821,246	2,812,926	2,809,868
Total commercial and industrial	12,609,566	12,452,713	12,433,706	12,229,916	12,342,578
Commercial real estate - income producing	3,641,243	3,563,299	3,464,626	3,467,939	3,419,028
Construction and land development	1,408,727	1,286,655	1,228,670	1,213,991	1,295,036
Residential mortgages	2,615,807	2,462,900	2,423,890	2,351,053	2,412,459
Consumer	1,570,725	1,557,774	1,583,390	1,623,116	1,679,429
Total loans	$21,846,068	$21,323,341	$21,134,282	$20,886,015	$21,148,530

Commercial and industrial (“C&I”) loans, including both non-real estate and owner occupied real estate secured loans, totaled approximately $12.6 billion, or 58% of the total loan portfolio, at June 30, 2022, an increase of $156.9 million, or 1%, from March 31, 2022, and an increase of $267.0 million, or 2%, from June 30, 2021. The linked-quarter increase is primarily attributable to growth of $340.4 million, or 3%, in core loans, partially offset by a $183.5 million reduction in PPP loans, due to repayment primarily through the SBA’s forgiveness program. Our linked-quarter core loan growth was diverse across our footprint and industries. The year-over-year increase is attributable to core loan growth of $1.5 billion, partially offset by a $1.3 billion net reduction in PPP loans. PPP loans included in C&I portfolio totaled $151.3 million at June 30, 2022, $334.8 million at March 31, 2022 and $1.4 billion at June 30, 2021.

The Bank lends mainly to middle market and smaller commercial entities, although it participates in larger shared credit loan facilities. Shared national credits funded at June 30, 2022 totaled approximately $2.4 billion, or 11% of total loans, an increase of $257 million from March 31, 2022 and $792 million from June 30, 2021. At June 30, 2022, approximately $518 million of our shared national credits were with healthcare-related customers, with the remaining portfolio in commercial real estate and other diverse industries.

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

	June 30,		March 31,		December 31,		September 30,		June 30,
	2022		2022		2021		2021		2021
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial & industrial loans:
Real estate and rental and leasing	$1,457,730	12%	$1,363,548	11%	$1,311,241	11%	$1,298,560	11%	$1,250,737	10%
Health care and social assistance	1,283,176	10%	1,182,345	10%	1,284,578	10%	1,219,769	10%	1,086,845	9%
Retail trade	1,128,931	9%	1,104,686	9%	1,086,204	9%	1,069,225	9%	1,051,317	9%
Manufacturing	1,038,052	8%	984,699	8%	919,830	7%	928,041	8%	946,266	8%
Construction	1,026,278	8%	1,027,469	8%	923,040	7%	861,075	7%	753,049	6%
Wholesale trade	991,718	8%	856,534	7%	823,295	7%	808,252	7%	751,689	6%
Finance and insurance	913,300	7%	911,910	7%	896,105	7%	796,980	7%	772,464	6%
Transportation and warehousing	831,602	7%	771,865	6%	780,934	6%	785,367	6%	769,145	6%
Accommodation, food services and entertainment	664,282	5%	644,919	5%	595,698	5%	604,550	5%	605,728	5%
Professional, scientific, and technical services	642,337	5%	662,559	5%	621,739	5%	521,965	4%	503,425	4%
Public administration	570,032	5%	588,755	5%	596,301	5%	625,979	5%	638,921	5%
Other services (except public administration)	399,936	3%	401,243	3%	424,090	4%	421,884	3%	420,321	4%
Information	307,717	2%	286,132	2%	280,019	2%	245,933	2%	188,183	2%
Educational services	279,322	2%	274,848	2%	255,127	2%	251,383	2%	260,366	2%
Energy	246,961	2%	249,235	2%	266,235	2%	264,791	2%	274,641	2%
Other	676,877	5%	807,138	7%	838,211	7%	590,832	4%	651,958	5%
Total commercial & industrial loans	12,458,251	99%	12,117,885	97%	11,902,647	96%	11,294,586	92%	10,925,055	89%
PPP loans	151,315	1%	334,828	3%	531,059	4%	935,330	8%	1,417,523	11%
Total commercial & industrial loans	$12,609,566	100%	$12,452,713	100%	$12,433,706	100%	$12,229,916	100%	$12,342,578	100%

Commercial real estate – income producing loans totaled approximately $3.6 billion at June 30, 2022, an increase of $78 million, or 2%, from March 31, 2022 and $222 million, or 6%, from June 30, 2021. Construction and land development loans, totaling approximately $1.4 billion at June 30, 2022, increased $122 million, or 9%, from March 31, 2022 and increased $114 million, or 9%, from June 30, 2021. The following table details the end-of-period aggregated commercial real estate – income producing and construction loan balances by property type. Loans reflected in 1-4 family residential construction include both loans to construction builders as well as single family borrowers.

	June 30,		March 31,		December 31,		September 30,		June 30,
	2022		2022		2021		2021		2021
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial real estate - income producing and construction loans:
Healthcare related properties	$879,474	18%	$815,090	17%	$766,338	16%	$677,137	15%	$676,587	14%
Retail	780,454	16%	793,126	17%	777,594	17%	756,619	16%	781,143	16%
Multifamily	776,723	15%	695,090	14%	647,300	14%	696,924	15%	688,900	15%
Industrial	573,993	11%	568,886	12%	561,022	12%	577,988	12%	569,123	12%
Office	569,055	11%	554,005	11%	501,771	11%	487,510	10%	501,885	11%
1-4 family residential construction	548,286	11%	516,580	11%	469,690	10%	441,925	9%	426,745	9%
Hotel/motel and restaurants	448,949	9%	441,285	9%	437,241	9%	504,536	11%	501,434	11%
Other land loans	221,905	4%	214,446	4%	257,594	5%	291,415	7%	318,136	7%
Other	251,131	5%	251,446	5%	274,746	6%	247,876	5%	250,111	5%
Total commercial real estate - income producing and construction loans	$5,049,970	100%	$4,849,954	100%	$4,693,296	100%	$4,681,930	100%	$4,714,064	100%

Our residential mortgages loan portfolio totaled $2.6 billion at June 30, 2022, up $153 million, or 6%, from March 31, 2022 and $203 million, or 8%, from June 30, 2021. The increase in residential mortgage loans from the prior quarter was due to a lower level of originated loans sold in the secondary market, with the percentage of loans sold to total loans closed at 21% compared to 27% in the quarter ending March 31, 2022, partially offset by a 16% decline in production. The increase from the same quarter last year was also due to a lower level of originated loans sold in the secondary market, with the proportion of loans sold down from 45%, coupled with a slowdown in repayments, partially offset by a 56% decline in production. The consumer loan portfolio totaled $1.6 billion at June 30, 2022, up $13 million, or 1%, from March 31, 2022, and down $109 million, or 6%, from June 30, 2021. Changes in the consumer loan portfolio balance include the impact of our exit from the indirect automobile lending market, where the existing portfolio is in run-off, declining $29 million linked quarter and $149 million compared to June 30, 2021.

Management continues to expect core loan growth (excluding PPP loans) of 6% to 8% for the full year 2022. Our current forecast indicates we may be closer to 8%, with a potential slowdown in growth for third quarter and a rebound before the end of the year.

Allowance for Credit Losses and Asset Quality

The Company's allowance for credit losses was $339.5 million at June 30, 2022, compared to $348.6 million at March 31, 2022, and $429.2 million at June 30, 2021.

The $9.1 million linked-quarter decrease in the June 30, 2022 allowance for credit losses is primarily attributable to lower collectively evaluated reserves driven by the economic forecast and improving asset quality, and lower individually evaluated reserves (generally used for nonperforming and troubled debt restructured loans) due largely to customer payment activity. The slower near-term growth S-2 scenario (anchored on the baseline) was weighted most heavily at 75% and the baseline scenario was weighted 25% to incorporate reasonably possible alternative economic outcomes. Both economic scenarios utilized have varying degrees of severity and duration of inflationary pressures and volatility in commodities prices stemming from geopolitical unrest, with the S-2 scenario reflecting a mild recession in the second half of 2022.

The June 2022 baseline forecast assumes that the Russian military action will go no further than Ukraine and the impact on the U.S. economy will be limited and temporary. The return to full employment is expected by the summer of 2022 and gross domestic product is forecasted to grow for the remainder of 2022 and 2023, thereby avoiding a recession. To address inflation, the forecast assumes the Federal Reserve raises the federal funds rate to a target rate of 2.25% to 2.50% by the end of 2022. Future surges of COVID-19 infections are assumed to have a diminishing threat to economic conditions. The slower near-term growth S-2 forecast reflects a slower economic recovery than the baseline forecast, with the conflict between Russia and Ukraine persisting longer than in the baseline, resulting in further supply-chain disruption and volatility in commodities prices. Additionally, new cases, hospitalizations and deaths from COVID-19 begin to rise again, which results in a slower return to spending on air travel, retail and hotels than the baseline. The S-2 scenario also assumes two quarters of negative gross domestic product in 2022, resulting in a mild recession with a slower return to full employment than in the baseline forecast. Additional information on the Moody’s forecast is provided in the “Economic Outlook” section of this document.

The allowance release of $9.1 million in the second quarter of 2022 compared to the first quarter of 2022 and the release of $89.7 million for June 30, 2022 when compared to June 30, 2021 are across most portfolios and reflect the continued improvement in the economic conditions in our market and overall asset quality. Our allowance for credit loss coverage to total loans was 1.55% at June

30, 2022, or 1.56% when excluding SBA guaranteed PPP loans, compared to 1.63% at March 31, 2022, or 1.66% excluding PPP loans, and 2.03% at June 30, 2021, or 2.17% excluding PPP loans. While our reserve coverage to total loans continued to decline with improved credit metrics, it remains elevated compared to normalized levels, reflecting the current economic uncertainty largely driven by inflationary pressures, quantitative tightening, global supply chain issues, and labor supply shortages in our markets.

The allowance for credit losses on the commercial portfolio decreased to $280.0 million, or 1.59% of that portfolio, at June 30, 2022 compared to the March 31, 2022 allowance of $291.5 million, or 1.68%. The decrease in the commercial allowance is primarily due to improved economic conditions in our footprint and improved asset quality metrics, with several quarters of little to no net charge-offs. Our residential mortgage allowance for credit loss increased modestly to $28.6 million, 1.09% of that portfolio at June 30, 2022, compared to $26.4 million, or 1.07%, at March 31, 2022, due to both growth in the portfolio and less favorable forecasted economic variables. Our allowance for credit losses on the consumer portfolio was $30.9 million, or 1.97%, at June 30, 2022, virtually unchanged from March 31, 2022.

Criticized commercial loans totaled $281.0 million at June 30, 2022, down 1% from $282.5 million at March 31, 2022, and down 15% from $329.6 million at June 30, 2021. The reduction in commercial criticized loans reflects payoffs, paydowns, upgrades, and charge-offs exceeding new downgrades. Criticized loans are defined as those having potential weaknesses that deserve management’s close attention (risk-rated as special mention, substandard and doubtful), including both accruing and nonaccruing loans. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process. In addition, the Company often looks at portfolios of loans to determine if there are areas of risk not specifically identified in its loan by loan approach.

Net recoveries were $0.7 million, or (0.01%) of average total loans on an annualized basis in the second quarter of 2022, compared to net charge-offs of $0.3 million, or 0.01% of average total loans in the first quarter of 2022 and $10.5 million, or 0.20% in the second quarter of 2021. Our commercial portfolio had net recoveries of $1.6 million and $0.8 million in the second and first quarters of 2022, respectively, while the second quarter of 2021 had net charge-offs totaling $9.3 million. Our residential mortgage portfolio had net recoveries of $0.4 million in the second quarter of 2022, and minimal recoveries in both the first quarter of 2022 and the second quarter of 2021. Consumer net charge-offs were relatively consistent at $1.4 million in the second quarter of 2022, $1.2 million in the first quarter of 2022, and $1.4 million in the second quarter of 2021.

The following table sets forth activity in the allowance for credit losses for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
(in thousands)	2022	2021	2021	2022	2021
Provision and Allowance for Credit Losses
Allowance for loan losses:
Allowance for loan losses at beginning of period	$317,843	$342,065	$424,360	$342,065	$450,177
Loans charged-off:
Commercial non real estate	1,088	2,659	11,420	3,747	28,932
Commercial real estate - owner-occupied	857	—	1,335	857	1,682
Total commercial & industrial	1,945	2,659	12,755	4,604	30,614
Commercial real estate - income producing	1,062	4	37	1,066	231
Construction and land development	3	—	8	3	256
Total commercial	3,010	2,663	12,800	5,673	31,101
Residential mortgages	18	42	98	60	207
Consumer	2,947	2,680	2,924	5,627	6,618
Total charge-offs	5,975	5,385	15,822	11,360	37,926
Recoveries of loans previously charged-off:
Commercial non real estate	4,461	2,142	2,288	6,603	4,187
Commercial real estate - owner-occupied	102	389	250	491	287
Total commercial & industrial	4,563	2,531	2,538	7,094	4,474
Commercial real estate - income producing	—	878	—	878	—
Construction and land development	58	68	1,005	126	1,164
Total commercial	4,621	3,477	3,543	8,098	5,638
Residential mortgages	466	61	231	527	437
Consumer	1,574	1,528	1,550	3,102	3,099
Total recoveries	6,661	5,066	5,324	11,727	9,174
Total net charge-offs	(686)	319	10,498	(367)	28,752
Provision for loan losses	(10,354)	(23,903)	(14,194)	(34,257)	(21,757)
Allowance for loan losses at end of period	$308,175	$317,843	$399,668	$308,175	$399,668
Reserve for Unfunded Lending Commitments:
Reserve for unfunded lending commitments at beginning of period	$30,710	$29,334	$32,559	$29,334	$29,907
Provision for losses on unfunded lending commitments	593	1,376	(3,035)	1,969	(383)
Reserve for unfunded lending commitments at end of period	$31,303	$30,710	$29,524	$31,303	$29,524
Total Allowance for Credit Losses	$339,478	$348,553	$429,192	$339,478	$429,192
Total Provision for Credit Losses	$(9,761)	$(22,527)	$(17,229)	$(32,288)	$(22,140)
Coverage Ratios:
Allowance for loan losses to period-end loans	1.41%	1.49%	1.89%	1.41%	1.89%
Allowance for credit losses to period-end loans	1.55%	1.63%	2.03%	1.55%	2.03%
Charge-offs ratios:
Gross charge-offs to average loans	0.11%	0.10%	0.30%	0.11%	0.35%
Recoveries to average loans	0.12%	0.10%	0.10%	0.11%	0.09%
Net charge-offs to average loans	(0.01)%	0.01%	0.20%	(0.00)%	0.27%
Net Charge-offs to average loans by portfolio
Commercial non real estate	(0.14)%	0.02%	0.37%	(0.06)%	0.50%
Commercial real estate - owner-occupied	0.10%	(0.06)%	0.16%	0.03%	0.10%
Total commercial & industrial	(0.08)%	0.00%	0.32%	(0.04)%	0.41%
Commercial real estate - income producing	0.12%	(0.10)%	0.00%	0.01%	0.01%
Construction and land development	(0.02)%	(0.02)%	(0.35)%	(0.02)%	(0.17)%
Total commercial	(0.04)%	(0.02)%	0.22%	(0.03)%	0.30%
Residential mortgages	(0.07)%	(0.00)%	(0.02)%	(0.04)%	(0.02)%
Consumer	0.35%	0.30%	0.32%	0.33%	0.40%

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, troubled debt restructurings and foreclosed and surplus ORE and other foreclosed assets. Loans past due 90 days or more and still accruing are also disclosed.

	June 30,	March 31,	December 31,	September 30,	June 30,
(in thousands)	2022	2022	2021	2021	2021
Loans accounted for on a nonaccrual basis:
Commercial non-real estate	$3,600	$4,065	$4,058	$7,167	$16,029
Commercial non-real estate - restructured	1,230	1,247	2,915	2,781	3,095
Total commercial non-real estate	4,830	5,312	6,973	9,948	19,124
Commercial real estate - owner occupied	2,165	2,514	3,104	4,922	6,276
Commercial real estate - owner-occupied - restructured	228	235	1,817	1,798	1,839
Total commercial real estate - owner-occupied	2,393	2,749	4,921	6,720	8,115
Commercial real estate - income producing	1,842	1,880	5,377	4,167	4,975
Commercial real estate - income producing - restructured	74	76	81	82	86
Total commercial real estate - income producing	1,916	1,956	5,458	4,249	5,061
Construction and land development	676	578	837	1,230	2,004
Construction and land development - restructured	4	6	7	8	8
Total construction and land development	680	584	844	1,238	2,012
Residential mortgage	18,649	20,709	23,483	23,423	30,995
Residential mortgage - restructured	1,713	2,036	1,956	2,541	1,780
Total residential mortgage	20,362	22,745	25,439	25,964	32,775
Consumer	7,885	9,093	11,888	12,238	16,464
Consumer - restructured	—	—	—	—	—
Total consumer	7,885	9,093	11,888	12,238	16,464
Total nonaccrual loans	$38,066	$42,439	$55,523	$60,357	$83,551
Restructured loans - still accruing:
Commercial non-real estate	$329	$494	$515	$480	$526
Commercial real estate - owner occupied	—	—	—	—	—
Commercial real estate - income producing	—	—	—	—	—
Construction and land development	116	117	118	119	120
Residential mortgage	1,142	1,363	2,169	1,407	2,103
Consumer	905	929	986	1,065	1,081
Total restructured loans - still accruing	2,492	2,903	3,788	3,071	3,830
Total nonperforming loans	40,558	45,342	59,311	63,428	87,381
ORE and foreclosed assets	3,467	6,345	7,533	8,423	10,201
Total nonperforming assets (a)	$44,025	$51,687	$66,844	$71,851	$97,582
Loans 90 days past due still accruing	$4,697	$4,258	$5,524	$9,970	$8,925
Total restructured loans	$5,741	$6,503	$10,564	$10,281	$10,638
Ratios:
Nonaccrual loans to total loans	0.17%	0.20%	0.26%	0.29%	0.40%
Nonperforming assets to loans plus ORE and foreclosed assets	0.20%	0.24%	0.32%	0.34%	0.46%
Allowance for loan losses to nonaccrual loans and accruing loans 90 days past due	720.66%	680.65%	560.33%	528.28%	432.19%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	680.97%	640.81%	527.59%	506.17%	415.00%
Loans 90 days past due still accruing to loans	0.02%	0.02%	0.03%	0.05%	0.04%

(a)
Includes total nonaccrual loans, total restructured loans - still accruing and ORE and foreclosed assets.

Nonperforming assets totaled $44.0 million at June 30, 2022, down $7.7 million from March 31, 2022, and $53.6 million from June 30, 2021. Nonperforming loans decreased $4.8 million compared to March 31, 2022, and $46.8 million from June 30, 2021. The declines in nonperforming loans was largely attributable to payoffs and charge-offs outpacing downgrades. ORE and foreclosed assets were $3.5 million at June 30, 2022, down from $6.3 million at March 31, 2022, and $10.2 million at June 30, 2021. Nonperforming assets as a percentage of total loans, ORE and other foreclosed assets was 0.20% at June 30, 2022, down 4 bps from March 31, 2022, and 26 bps from June 30, 2021.

Future assumptions in economic forecasts and our asset quality metrics will drive our outlook for the level of future reserves. In light of the current economic environment, we currently do not foresee additional reserve releases in the near term, but rather could see zero to low provision for loan loss for the remainder of 2022.

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

Total deposits were $29.9 billion at June 30, 2022, down $633.3 million, or 2%, from March 31, 2022, including a $300.3 million decrease in noninterest-bearing deposits and a $332.9 million decrease in interest-bearing accounts. Total deposits increased $593.3 million, or 2%, from June 30, 2021, with strong growth of $1.3 billion in noninterest-bearing deposits and a $676.6 million decrease in interest-bearing deposits. The linked-quarter decrease in deposits reflects a seasonal decline in public fund deposits and other outflows from both commercial and consumer accounts. Average deposits for the second quarter of 2022 were $30.0 billion, down $49.9 million, or less than 1%, from the first quarter of 2022 and up $751.1 million, or 3%, from the second quarter of 2021.

The following table shows the composition of our deposits at each date indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
(in thousands)	2022	2022	2021	2021	2021

Noninterest-bearing deposits	$14,676,342	$14,976,670	$14,392,808	$13,653,366	$13,406,385
Interest-bearing retail transaction and savings deposits	11,359,561	11,488,607	11,677,333	11,306,731	11,325,942
Interest-bearing public fund deposits:
Public fund transaction and savings deposits	2,832,720	2,962,811	3,216,651	2,938,943	3,090,247
Public fund time deposits	50,943	51,496	77,956	116,445	116,552
Total interest-bearing public fund deposits	2,883,663	3,014,307	3,294,607	3,055,388	3,206,799
Retail time deposits	937,676	1,010,935	1,091,959	1,183,482	1,319,857
Brokered time deposits	9,190	9,190	9,190	9,190	14,124
Total interest-bearing deposits	15,190,090	15,523,039	16,073,089	15,554,791	15,866,722
Total deposits	$29,866,432	$30,499,709	$30,465,897	$29,208,157	$29,273,107

Noninterest-bearing demand deposits were $14.7 billion at June 30, 2022, down $300.3 million, or 2%, from March 31, 2020, and up $1.3 billion, or 9%, from June 30, 2021. The linked-quarter decrease reflects a decline in noninterest-bearing commercial, consumer and public funds deposits due in part to typical seasonality related to taxes, while the year-over-year changes are likely the result of pandemic and hurricane related cash inflows. Noninterest-bearing demand deposits comprised 49% of total deposits at June 30, 2022, unchanged from March 31, 2022, and up compared to 46% at June 30, 2021.

Interest-bearing transaction and savings accounts of $11.4 billion at June 30, 2022 were down $129.0 million, or 1%, from March 31, 2022 and up $33.6 million, or less than 1%, from June 30, 2021. Interest-bearing public fund deposits totaled $2.9 billion at June 30, 2022, down $130.6 million, or 4%, from March 31, 2022, and down $323.1 million, or 10%, from June 30, 2021. Time deposits other than public funds totaled $0.9 billion at June 30, 2022, down $73.3 million, or 7%, from March 31, 2022, and $382.2 million, or 29%, from June 30, 2021. The decrease in time deposits from both periods was due in part to maturing retail and jumbo certificates of deposit which were not renewed, likely due to prevailing rates that reflect management’s strategic approach to lowering the cost of funds, and more recently, a lag in increasing deposit rates with market changes.

Management continues to expect year-end deposits will remain flat to down slightly from the December 31, 2021 level of $30.5 billion, with seasonal growth forecasted in the fourth quarter.

Short-Term Borrowings

At June 30, 2022, short-term borrowings totaled $630.0 million, down $990.3 million, or 61%, from March 31, 2022 and down $886.5 million, or 58%, from June 30, 2021. The decline from the prior quarter and the same quarter last year was due largely to the repayment of $900 million of FHLB advances during the second quarter of 2022, and the remainder of the change was related to customer repurchase agreements. Average short-term borrowings of $1.2 billion in the second quarter of 2022 were down $465.7 million, or 28%, compared to the prior quarter and down $436.8 million, or 26%, compared to the same quarter last year.

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

Included in short-term borrowings at June 30, 2022 are $200 million of FHLB advances consisting of one fixed rate note maturing in 2035, that is classified as short-term as the FHLB has the option to put (terminate) the advance prior to maturity. The advance was entered into in early 2020 with an interest rate of 0.52%. The note was called and repaid in July of 2022.

Long-Term Debt

Long-term debt totaled $240.0 million at June 30, 2022, virtually unchanged from the prior quarter and down $8.0 million, or 3% from the same quarter last year.

Long-term debt at June 30, 2022 includes subordinated notes payable with an aggregate principal amount of $172.5 million with a stated maturity of June 15, 2060, a fixed rate of 6.25% per annum that qualify as Tier 2 capital of certain regulatory capital ratios. Subject to prior approval by the Federal Reserve, the Company may redeem these notes in whole or in part on any of its quarterly interest payment dates after June 15, 2025.

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

The contract amounts of these instruments reflect our exposure to credit risk. The Bank undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. At June 30, 2022, the Company had a reserve for unfunded lending commitments totaling $31.3 million.

The following table shows the commitments to extend credit and letters of credit at June 30, 2022 according to expiration date.

		Expiration Date
		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$9,822,217	$4,178,316	$2,404,219	$2,423,402	$816,280
Letters of credit	380,029	309,339	62,445	8,245	—
Total	$10,202,246	$4,487,655	$2,466,664	$2,431,647	$816,280

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

The following table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in rates at June 30, 2022. Shifts are measured in 100 basis point increments in a range from -500 to +500 basis points from base case, with -100 through +200 basis points presented in the table below. Our interest rate sensitivity modeling incorporates a number of assumptions including loan and deposit repricing characteristics, the rate of loan prepayments and other factors such as loan floors and the impact of off-balance sheet hedges. The base scenario assumes that the current interest rate environment is held constant over a 24-month forecast period and is the scenario to which all others are compared in order to measure the change in net interest income. Policy limits on the change in net interest income under a variety of interest rate scenarios are approved by the Board of Directors. All policy scenarios assume a static volume forecast where the balance sheet is held constant, although other scenarios are modeled.

	Estimated Increase
	(Decrease) in NII
Change in Interest Rates	Year 1	Year 2
(basis points)
-100	-6.34%	-9.26%
+100	5.61%	8.36%
+200	11.15%	16.60%

The results indicate an increased level of asset sensitivity across most scenarios driven primarily by a large volume of variable rate loans indexed to short-term rates and a funding mix which has a higher composition of non-interest bearing and lower rate sensitive deposits. When deemed to be prudent, management has taken actions to mitigate exposure to interest rate risk with on- or off-balance sheet financial instruments and intends to do so in the future. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes.

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

LIBOR Transition

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). In November 2020, the administrator of LIBOR announced it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one week and two month LIBOR offered rates will cease after December 31, 2021, but the publication of the remaining LIBOR offered rates will continue until June 30, 2023. Given consumer protection, litigation, and reputation risks, the bank regulatory agencies have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks and that they will examine bank practices accordingly. Therefore, the agencies encouraged banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. The company discontinued the use of LIBOR for new contracts as of December 31, 2021, with limited exceptions as permitted by regulatory guidance or internal policies.

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

Management has established a LIBOR Transition Working Group (the “Group”) whose purpose is to direct the overall transition process for the Company. The Group is an internal, cross-functional team with representatives from business lines, support and control functions and legal counsel. Beginning in the third quarter of 2019, key provisions in our loan documents were modified to ensure new and renewed loans include appropriate pre-cessation trigger language and LIBOR fallback language for transition from LIBOR to the new benchmark when such transition occurs. All direct exposures resulting from existing financial contracts that mature after 2021 have been inventoried and are monitored on an ongoing basis. Remediation of these exposures is in process and will be consistent with industry timing. The Group has also inventoried indirect LIBOR exposures within the Company's systems, models and processes. The results of this assessment will drive development and prioritization of remediation plans, and the Group is continuing to monitor developments and taking steps to ensure readiness when the LIBOR benchmark rate is discontinued. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

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

At June 30, 2022, approximately 26% of our loan portfolio, excluding PPP loans, consisted of variable rate loans tied to LIBOR, along with related derivatives and other financial instruments.

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were effective.

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has in place a Board approved stock buyback program whereby the Company is authorized to repurchase up to 4.3 million shares of its common stock through the program’s expiration date of December 31, 2022. The program allows the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions. Following is a summary of repurchases during the three months ended June 30, 2022.

	Total number of shares or units purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under such plans or programs
April 1, 2022 - April 30, 2022	106,866	$48.16	106,866	3,393,258
May 1, 2022 - May 31, 2022	668,629	$47.02	668,629	2,724,629
June 1, 2022 - June 30, 2022	28,873	$48.92	28,873	2,695,756
	804,368	$47.24	804,368

Item 6. Exhibits

(a) Exhibits:

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Hancock Whitney Corporation		8-K	3.1	5/1/2020
3.2	Second Amended and Restated Bylaws of Hancock Whitney Corporation		8-K	3.2	5/1/2020
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File	X

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

August 4, 2022