Form 10-Q
period 2022-09-30
HANCOCK WHITNEY CORP
filed 2022-11-03
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

85,693,303 common shares were outstanding at October 31, 2022.

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

TDR – troubled debt restructuring

TSR – total shareholder return

U.S. Treasury – The United States Department of the Treasury

VERIP – Voluntary Early Retirement Incentive Program

Part I. Financial Information

Item 1. Financial Statements

Hancock Whitney Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except per share data)	2022	2021
ASSETS
Cash and due from banks	$589,586	$401,201
Interest-bearing bank deposits	261,225	3,830,177
Federal funds sold	440	458
Securities available for sale, at fair value (amortized cost of $6,342,379 and $6,984,530)	5,466,843	6,986,698
Securities held to maturity (fair value of $2,606,080 and $1,631,482)	2,866,348	1,565,751
Loans held for sale (includes $15,149 and $41,022 measured at fair value)	33,008	93,069
Loans	22,585,585	21,134,282
Less: allowance for loan losses	(306,116)	(342,065)
Loans, net	22,279,469	20,792,217
Property and equipment, net of accumulated depreciation of $297,664 and $280,065	346,566	350,309
Right of use assets, net of accumulated amortization of $42,468 and $34,425	100,105	102,239
Prepaid expenses	46,449	38,793
Other real estate and foreclosed assets, net	2,085	7,533
Accrued interest receivable	111,907	96,938
Goodwill	855,453	855,453
Other intangible assets, net	59,464	70,226
Life insurance contracts	725,820	664,535
Funded pension assets, net	235,799	227,870
Deferred tax asset, net	192,494	—
Other assets	394,181	447,738
Total assets	$34,567,242	$36,531,205
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$14,290,817	$14,392,808
Interest-bearing	14,660,457	16,073,089
Total deposits	28,951,274	30,465,897
Short-term borrowings	1,542,981	1,665,061
Long-term debt	236,410	244,220
Accrued interest payable	5,863	3,103
Lease liabilities	119,817	122,079
Deferred tax liability, net	—	19,434
Other liabilities	530,458	341,059
Total liabilities	31,386,803	32,860,853
Stockholders' equity:
Common stock	309,513	309,513
Capital surplus	1,715,447	1,755,701
Retained earnings	1,968,260	1,659,073
Accumulated other comprehensive loss, net	(812,781)	(53,935)
Total stockholders' equity	3,180,439	3,670,352
Total liabilities and stockholders' equity	$34,567,242	$36,531,205
Preferred shares authorized (par value of $20.00 per share)	50,000	50,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	92,947	92,947
Common shares outstanding	85,686	86,749

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Interest income:
Loans, including fees	$248,895	$204,102	$648,808	$626,881
Loans held for sale	398	635	1,532	1,954
Securities-taxable	43,860	33,936	120,039	98,287
Securities-tax exempt	4,743	4,724	14,116	14,269
Short-term investments	1,841	1,020	6,892	2,111
Total interest income	299,737	244,417	791,387	743,502
Interest expense:
Deposits	13,580	5,090	22,409	21,381
Short-term borrowings	2,749	1,470	5,127	4,558
Long-term debt	3,101	3,148	9,349	13,624
Total interest expense	19,430	9,708	36,885	39,563
Net interest income	280,307	234,709	754,502	703,939
Provision for credit losses	1,402	(26,955)	(30,886)	(49,095)
Net interest income after provision for credit losses	278,905	261,664	785,388	753,034
Noninterest income:
Service charges on deposit accounts	23,272	21,159	65,441	59,686
Trust fees	16,048	16,041	48,636	47,351
Bank card and ATM fees	21,412	19,833	63,678	58,436
Investment and annuity fees and insurance commissions	6,492	7,167	21,920	21,956
Secondary mortgage market operations	3,284	6,972	10,020	31,238
Securities transactions, net	—	—	(87)	333
Other income	14,829	22,189	44,814	55,722
Total noninterest income	85,337	93,361	254,422	274,722
Noninterest expense:
Compensation expense	98,985	92,601	279,133	289,034
Employee benefits	19,937	19,377	62,355	85,213
Personnel expense	118,922	111,978	341,488	374,247
Net occupancy expense	12,411	11,974	36,316	37,839
Equipment expense	4,527	4,894	14,097	14,067
Data processing expense	26,768	24,766	77,176	71,598
Professional services expense	9,679	12,748	25,895	37,472
Amortization of intangible assets	3,428	4,082	10,762	12,746
Deposit insurance and regulatory fees	3,596	3,680	10,839	10,042
Other real estate and foreclosed assets income, net	(1,782)	(376)	(3,634)	(456)
Other expense	15,953	20,957	47,599	66,990
Total noninterest expense	193,502	194,703	560,538	624,545
Income before income taxes	170,740	160,322	479,272	403,211
Income taxes expense	35,351	30,740	98,970	77,739
Net income	$135,389	$129,582	$380,302	$325,472
Earnings per common share-basic	$1.56	$1.46	$4.35	$3.67
Earnings per common share-diluted	$1.55	$1.46	$4.33	$3.67
Dividends paid per share	$0.27	$0.27	$0.81	$0.81
Weighted average shares outstanding-basic	85,706	86,834	86,141	86,800
Weighted average shares outstanding-diluted	86,020	87,006	86,439	86,951

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Net income	$135,389	$129,582	$380,302	$325,472
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain or loss on securities available for sale and cash flow hedges	(367,437)	(48,569)	(961,892)	(143,924)
Reclassification of income realized and included in earnings	(1,441)	(6,425)	(10,849)	(9,337)
Valuation adjustments to pension plan attributable to the Voluntary Early Retirement Program and curtailment	—	—	—	59,606
Other valuation adjustments to employee benefit plans	(410)	—	(8,397)	(10,651)
Amortization of unrealized net gain (loss) on securities transferred to held to maturity	434	(33)	961	(134)
Other comprehensive loss before income taxes	(368,854)	(55,027)	(980,177)	(104,440)
Income tax benefit	(83,250)	(12,363)	(221,331)	(24,569)
Other comprehensive loss net of income taxes	(285,604)	(42,664)	(758,846)	(79,871)
Comprehensive income (loss)	$(150,215)	$86,918	$(378,544)	$245,601

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended September 30, 2022 and 2021					Accumulated
	Common Stock				Other
(in thousands, except parenthetical share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Income (Loss)	Total
Balance, June 30, 2022	92,947	$309,513	$1,710,898	$1,856,489	$(527,177)	$3,349,723
Net income	—	—	—	135,389	—	135,389
Other comprehensive loss	—	—	—	—	(285,604)	(285,604)
Comprehensive loss	—	—	—	135,389	(285,604)	(150,215)
Cash dividends declared ($0.27 per common share)	—	—	—	(23,668)	—	(23,668)
Common stock activity, long-term incentive plans	—	—	6,081	50	—	6,131
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	871	—	—	871
Repurchase of common stock (50,000 shares)	—	—	(2,403)	—	—	(2,403)
Balance, September 30, 2022	92,947	$309,513	$1,715,447	$1,968,260	$(812,781)	$3,180,439
Balance, June 30, 2021	92,947	$309,513	$1,770,973	$1,439,553	$42,862	$3,562,901
Net income	—	—	—	129,582	—	129,582
Other comprehensive loss	—	—	—	—	(42,664)	(42,664)
Comprehensive income	—	—	—	129,582	(42,664)	86,918
Cash dividends declared ($0.27 per common share)	—	—	—	(24,002)	—	(24,002)
Common stock activity, long-term incentive plans	—	—	5,432	48	—	5,480
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	978	—	—	978
Repurchase of common stock (56,349 shares)	—	—	(2,509)	—	—	(2,509)
Balance, September 30, 2021	92,947	$309,513	$1,774,874	$1,545,181	$198	$3,629,766

Nine Months Ended September 30, 2022 and 2021					Accumulated
	Common Stock				Other
(in thousands, except parenthetical share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Income (Loss)	Total
Balance, December 31, 2021	92,947	$309,513	$1,755,701	$1,659,073	$(53,935)	$3,670,352
Net income	—	—	—	380,302	—	380,302
Other comprehensive loss	—	—	—	—	(758,846)	(758,846)
Comprehensive loss	—	—	—	380,302	(758,846)	(378,544)
Dividends declared ($0.81 per common share)	—	—	—	(71,249)	—	(71,249)
Common stock activity, long-term incentive plans	—	—	15,967	134	—	16,101
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	2,671	—	—	2,671
Repurchase of common stock (1,204,368 shares)	—	—	(58,892)	—	—	(58,892)
Balance, September 30, 2022	92,947	$309,513	$1,715,447	$1,968,260	$(812,781)	$3,180,439
Balance, December 31, 2020	92,947	$309,513	$1,757,937	$1,291,506	$80,069	$3,439,025
Net income	—	—	—	325,472	—	325,472
Other comprehensive loss	—	—	—	—	(79,871)	(79,871)
Comprehensive income	—	—	—	325,472	(79,871)	245,601
Cash dividends declared ($0.81 per common share)	—	—	—	(72,046)	—	(72,046)
Common stock activity, long-term incentive plans	—	—	16,506	249	—	16,755
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	2,940	—	—	2,940
Repurchase of common stock (56,349 shares)	—	—	(2,509)	—	—	(2,509)
Balance, September 30, 2021	92,947	$309,513	$1,774,874	$1,545,181	$198	$3,629,766

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
(in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$380,302	$325,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,210	21,743
Provision for credit losses	(30,886)	(49,095)
Gain on other real estate and foreclosed assets	(5,210)	(1,124)
Loss (gain) on sale of securities	87	(333)
Deferred tax expense	9,396	1,378
(Increase) decrease in cash surrender value of life insurance contracts	(2,372)	(21,122)
Impairment of or loss on disposal of assets	140	15,165
Loss on extinguishment of debt	—	4,165
Net decrease in loans held for sale	54,010	43,867
Net amortization of securities premium/discount	29,475	38,318
Amortization of intangible assets	10,762	12,746
Stock-based compensation expense	17,507	17,270
Net change in derivative collateral liability	36,776	53,387
Increase in interest payable and other liabilities	1,964	22,037
Decrease in other assets	174,915	60,971
Other, net	(24,999)	(13,970)
Net cash provided by operating activities	675,077	530,875
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available for sale securities	73,219	198,681
Proceeds from maturities of securities available for sale	415,221	831,433
Purchases of securities available for sale	(517,178)	(2,235,723)
Proceeds from maturities of securities held to maturity	111,612	99,044
Purchases of securities held to maturity	(859,333)	(59,362)
Proceeds received upon termination of fair value hedge instruments	74,006	—
Net (increase) decrease in short-term investments	3,568,970	(1,728,995)
Net redemptions of Federal Home Loan Bank stock	4,969	52,535
Proceeds from sales of loans and leases	26,619	12,540
Net (increase) decrease in loans	(1,545,537)	915,652
Purchase of life insurance contracts	(65,000)	(75,000)
Proceeds from the surrender of life insurance contracts	—	44,045
Purchases of property and equipment	(22,352)	(12,402)
Proceeds from sales of other real estate and foreclosed assets	11,308	7,804
Other, net	2,778	35,903
Net cash provided by (used in) investing activities	1,279,302	(1,913,845)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(1,514,623)	1,510,280
Net increase (decrease) in short-term borrowings	(122,080)	77,715
Proceeds from the issuance of long-term debt	—	22,388
Repayments of long-term debt	(480)	(153,365)
Dividends paid	(70,926)	(72,046)
Payroll tax remitted on net share settlement of equity awards	(1,891)	(1,298)
Proceeds from exercise of stock options	227	439
Proceeds from dividend reinvestment and stock purchase plans	2,671	2,940
Repurchase of common stock	(58,892)	(2,509)
Net cash provided by (used in) financing activities	(1,765,994)	1,384,544
NET INCREASE IN CASH AND DUE FROM BANKS	188,385	1,574
CASH AND DUE FROM BANKS, BEGINNING	401,201	526,306
CASH AND DUE FROM BANKS, ENDING	$589,586	$527,880
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$328	$2,623

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

Certain prior period amounts have been reclassified to conform to the current period presentation. These changes in presentation did not have a material impact on the Company's financial condition or operating results.

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

Refer to Note 14 – Recent Accounting Pronouncements for a discussion of accounting standards issued but not yet adopted at September 30, 2022 and the anticipated impact to the Company’s financial statements.

2. Securities

The following tables set forth the amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities classified as available for sale and held to maturity at September 30, 2022 and December 31, 2021. Amortized cost of securities does not include accrued interest which is reflected in the accrued interest line item on the consolidated balance sheets totaling $27.9 million at September 30, 2022 and $25.5 million at December 31, 2021. During the nine months ended September 30, 2022, the Company transferred securities with an aggregate fair value of $561.8 million, inclusive of an unrealized loss of $15.4 million, from the available for sale portfolio to the held to maturity portfolio; as such, the securities were recorded with an amortized cost of $561.8 million within the held to maturity portfolio. The unrealized loss is reflected in accumulated other comprehensive income and is being amortized to interest income over the remaining lives of the securities.

	September 30, 2022				December 31, 2021
		Gross	Gross			Gross	Gross
Securities Available for Sale	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$44,481	$—	$2,194	$42,287	$420,857	$3,781	$5,340	$419,298
Municipal obligations	207,941	71	10,147	197,865	304,536	13,184	3,562	314,158
Residential mortgage-backed securities	2,737,579	266	431,480	2,306,365	3,056,763	29,158	50,123	3,035,798
Commercial mortgage-backed securities	3,247,495	—	423,575	2,823,920	3,064,828	61,645	48,614	3,077,859
Collateralized mortgage obligations	81,383	—	6,294	75,089	119,046	1,837	—	120,883
Corporate debt securities	23,500	—	2,183	21,317	18,500	210	8	18,702
	$6,342,379	$337	$875,873	$5,466,843	$6,984,530	$109,815	$107,647	$6,986,698

	September 30, 2022				December 31, 2021
		Gross	Gross			Gross	Gross
Securities Held to Maturity	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$407,097	$—	$48,703	$358,394	$14,857	$—	$20	$14,837
Municipal obligations	701,353	23	37,888	663,488	621,405	37,941	205	659,141
Residential mortgage-backed securities	755,206	—	81,840	673,366	268,907	682	1,499	268,090
Commercial mortgage-backed securities	954,498	—	89,285	865,213	603,156	28,679	669	631,166
Collateralized mortgage obligations	48,194	—	2,575	45,619	57,426	822	—	58,248
	$2,866,348	$23	$260,291	$2,606,080	$1,565,751	$68,124	$2,393	$1,631,482

The following tables present the amortized cost and fair value of debt securities available for sale and held to maturity at September 30, 2022 by contractual maturity. Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateralized mortgage obligations.

Debt Securities Available for Sale	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$101	$101
Due after one year through five years	848,598	797,561
Due after five years through ten years	2,973,944	2,578,481
Due after ten years	2,519,736	2,090,700
Total available for sale debt securities	$6,342,379	$5,466,843

Debt Securities Held to Maturity	Amortized	Fair
(in thousands)	Cost	Value
Due in one year or less	$10,000	$9,890
Due after one year through five years	542,464	516,989
Due after five years through ten years	865,852	782,394
Due after ten years	1,448,032	1,296,807
Total held to maturity securities	$2,866,348	$2,606,080

The Company held no securities classified as trading at September 30, 2022 and December 31, 2021.

The following table presents the proceeds from, gross gains on, and gross losses on sales of securities during the nine months ended September 30, 2022 and 2021. Net gains or losses are reflected in the "Securities transactions, net" line item on the Consolidated Statements of Income.

	Nine Months Ended September 30,
(in thousands)	2022	2021
Proceeds	$73,219	$198,681
Gross gains	—	1,649
Gross losses	87	1,316
Net gain (loss)	$(87)	$333

Securities with carrying values totaling $4.2 billion and $4.0 billion were pledged as collateral at September 30, 2022 and December 31, 2021, respectively, primarily to secure public deposits or securities sold under agreements to repurchase.

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

The fair value and gross unrealized losses for securities classified as available for sale with unrealized losses for the periods indicated follow.

Available for Sale
September 30, 2022	Losses < 12 months		Losses 12 months or >		Total
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$42,288	$2,194	$—	$—	$42,288	$2,194
Municipal obligations	196,102	10,147	—	—	196,102	10,147
Residential mortgage-backed securities	763,658	76,195	1,535,412	355,285	2,299,070	431,480
Commercial mortgage-backed securities	1,803,019	204,268	1,020,901	219,307	2,823,920	423,575
Collateralized mortgage obligations	75,089	6,294	—	—	75,089	6,294
Corporate debt securities	19,376	2,124	1,441	59	20,817	2,183
	$2,899,532	$301,222	$2,557,754	$574,651	$5,457,286	$875,873

Available for Sale
December 31, 2021	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$198,318	2,305	$63,534	$3,035	$261,852	$5,340
Municipal obligations	43,021	2,372	25,126	1,190	68,147	3,562
Residential mortgage-backed securities	1,293,179	20,581	819,596	29,541	2,112,775	50,122
Commercial mortgage-backed securities	786,206	14,819	665,687	33,796	1,451,893	48,615
Collateralized mortgage obligations	—	—	—	—	—	—
Corporate debt securities	6,992	8	—	—	6,992	8
	$2,327,716	$40,085	$1,573,943	$67,562	$3,901,659	$107,647

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

The fair value and gross unrealized losses for securities classified as held to maturity with unrealized losses for the periods indicated follow.

Held to maturity
September 30, 2022	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$168,514	$19,895	$189,879	$28,808	$358,393	$48,703
Municipal obligations	601,010	21,670	58,691	16,218	659,701	37,888
Residential mortgage-backed securities	574,671	65,187	98,695	16,653	673,366	81,840
Commercial mortgage-backed securities	810,889	79,651	54,324	9,634	865,213	89,285
Collateralized mortgage obligations	45,619	2,575	—	—	45,619	2,575
	$2,200,703	$188,978	$401,589	$71,313	$2,602,292	$260,291

Held to maturity
December 31, 2021	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$14,837	$20	$—	$—	$14,837	$20
Municipal obligations	7,795	205	—	—	7,795	205
Residential mortgage-backed securities	253,661	1,499	—	—	253,661	1,499
Commercial mortgage-backed securities	56,366	205	11,837	464	68,203	669
Collateralized mortgage obligations	—	—	—	—	—	—
	$332,659	$1,929	$11,837	$464	$344,496	$2,393

As of September 30, 2022 and December 31, 2021, the Company had 768 and 142 securities, respectively, with market values below their cost basis. None of the unrealized losses relate to the marketability of the securities or the issuer’s ability to meet contractual obligations. In all cases, the indicated impairment on these debt securities would be recovered no later than the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. The unrealized losses were deemed to be non-credit related at September 30, 2022 and December 31, 2021. The Company has adequate liquidity and, therefore does not plan to, and more likely than not, will not be required to liquidate these securities before recovery of the indicated impairment.

3. Loans and Allowance for Credit Losses

The Company generally makes loans in its market areas of south and central Mississippi; southern and central Alabama; northwest, central and south Louisiana; the northern, central and panhandle regions of Florida; certain areas of east and northeast Texas, including Houston, Beaumont, Dallas, and San Antonio; and Nashville, Tennessee.

Loans, net of unearned income, by portfolio are presented at amortized cost basis in the table below. Amortized cost does not include accrued interest, which is reflected in the accrued interest line item in the Consolidated Balance Sheets, totaling $82.5 million and $67.8 million at September 30, 2022 and December 31, 2021, respectively. Included in commercial non-real estate loans at September 30, 2022 and December 31, 2021 was $75.7 million and $531.1 million, respectively, of Paycheck Protection Program loans, described in more detail below. The following table presents loans, net of unearned income, by portfolio class at September 30, 2022 and December 31, 2021.

	September 30,	December 31,
(in thousands)	2022	2021
Commercial non-real estate	$9,905,427	$9,612,460
Commercial real estate - owner occupied	3,033,133	2,821,246
Total commercial and industrial	12,938,560	12,433,706
Commercial real estate - income producing	3,686,540	3,464,626
Construction and land development	1,541,257	1,228,670
Residential mortgages	2,843,723	2,423,890
Consumer	1,575,505	1,583,390
Total loans	$22,585,585	$21,134,282

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

Allowance for Credit Losses

The calculation of the allowance for credit losses is performed using two primary approaches: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated. The allowance for credit losses was developed using multiple Moody’s Analytics (“Moody’s") macroeconomic forecasts applied to internally developed credit models for a two year reasonable and supportable period. The following tables present activity in the allowance for credit losses (ACL) by portfolio class for the nine months ended September 30, 2022 and 2021, as well as the corresponding recorded investment in loans at the end of each period.

		Commercial	Total	Commercial
	Commercial	real estate-	commercial	real estate-	Construction
	non-real	owner	and	income	and land	Residential
(in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total
	Nine Months Ended September 30, 2022
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$95,888	$53,433	$149,321	$108,058	$22,102	$30,623	$31,961	$342,065
Charge-offs	(6,366)	(946)	(7,312)	(1,066)	(3)	(102)	(9,464)	(17,947)
Recoveries	9,460	606	10,066	878	132	1,463	4,479	17,018
Net provision for loan losses	(4,176)	(5,076)	(9,252)	(30,458)	4,516	(1,037)	1,211	(35,020)
Ending balance - allowance for loan losses	$94,806	$48,017	$142,823	$77,412	$26,747	$30,947	$28,187	$306,116
Reserve for unfunded lending commitments:
Beginning balance	$4,522	$323	$4,845	$1,694	$21,907	$22	$866	$29,334
Provision for losses on unfunded commitments	238	10	248	(205)	3,602	(5)	494	4,134
Ending balance - reserve for unfunded lending commitments	4,760	333	5,093	1,489	25,509	17	1,360	33,468
Total allowance for credit losses	$99,566	$48,350	$147,916	$78,901	$52,256	$30,964	$29,547	$339,584
Allowance for loan losses:
Individually evaluated	$71	$31	$102	$17	$19	$276	$102	$516
Collectively evaluated	94,735	47,986	142,721	77,395	26,728	30,671	28,085	305,600
Allowance for loan losses	$94,806	$48,017	$142,823	$77,412	$26,747	$30,947	$28,187	$306,116
Reserve for unfunded lending commitments:
Individually evaluated	$3	$—	$3	$—	$—	$—	$—	$3
Collectively evaluated	4,757	333	5,090	1,489	25,509	17	1,360	33,465
Reserve for unfunded lending commitments:	$4,760	$333	$5,093	$1,489	$25,509	$17	$1,360	$33,468
Total allowance for credit losses	$99,566	$48,350	$147,916	$78,901	$52,256	$30,964	$29,547	$339,584
Loans:
Individually evaluated	$1,282	$929	$2,211	$1,270	$118	$3,680	$527	$7,806
Collectively evaluated	9,904,145	3,032,204	12,936,349	3,685,270	1,541,139	2,840,043	1,574,978	22,577,779
Total loans	$9,905,427	$3,033,133	$12,938,560	$3,686,540	$1,541,257	$2,843,723	$1,575,505	$22,585,585

In arriving at the September 30, 2022 allowance for credit losses, the Company weighted the September 2022 baseline economic forecast, which Moody’s defines as the “most likely outcome” based on current conditions and its view of where the economy is headed, with a 25% probability. Key assumptions within the September 2022 baseline forecast include the following: (1) the global oil market remains mostly balanced in 2023, allowing oil prices to gradually drop; (2) the return to full-employment, defined as an unemployment rate of 3.5%, labor force participation of approximately 62.5% and a prime age employment to population ratio above 80%, is expected to be achieved in the coming months; (3) GDP is expected to grow in the second half of the year, with forecasted annual growth of 1.6% in 2022, 1.4% in 2023 and 2.6% in 2024; (4) the Federal Funds rate will reach a target rate of 3.5% by the end of 2022, with the possibility of future rate increases; rate cuts not forecasted to begin until 2025; and (5) future surges in COVID-19 infections will not have a significant negative impact on economic conditions. Consistent with the prior quarter, management determined that assumptions provided for in the downside slower near-term growth/mild recessionary scenario (S-2) to be more likely than the baseline scenario; as such, the S-2 scenario was given a 75% probability weighting in our allowance for credit losses calculation at September 30, 2022. The S-2 scenario assumes that the conflict between Russia and Ukraine spans longer than anticipated in the baseline scenario and results in longer and larger interruption of global commodity supply; in turn, supply chain issues worsen, increasing shortages of affected goods and further boosting inflation. The Federal Reserve would react with a more aggressive approach than assumed in the baseline scenario, generating greater corrections in equity and housing markets and declines in spending. As such, the S-2 scenario incorporates a mild recession beginning in the fourth quarter of 2022, spanning three quarters, with a peak-to-trough decline in GDP of about 1.4%. Further, the S-2 scenario assumes that unemployment rate averages 4.0% in 2022, 6.1% in 2023 and 4.9% in 2024, with the return to full employment not occurring until the third quarter of 2024 and that an increase in the number of COVID-19 cases, hospitalizations and deaths will impede growth in spending on air travel, retail and hotels.

Despite economic volatility and uncertainty, including the possibility of a recession in the near-term, the credit loss outlook on the loan portfolio as a whole has improved since year-end, at which time we were still experiencing lingering effects of the pandemic and uncertainty related to the Omicron variant of the coronavirus. Positive economic indicators of growth within the Company's footprint, relatively stable asset quality metrics and minimal credit losses in recent periods allowed for a modest release of credit loss reserves during the nine months ended September 30, 2022.

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

The release of credit reserves across most portfolios during the nine months ended September 30, 2021 reflects improvements in economic indicators and forecasted conditions and in asset quality metrics following the economic disruption brought on in 2020 by the COVID-19 pandemic. However, the allowance for credit losses remained elevated compared to historical levels as a result of uncertainty surrounding future performance as the impact of stimulus diminished and pandemic-related payment deferral and other modifications expired. In arriving at the allowance for credit losses at September 30, 2021, the Company weighted the baseline economic forecast at 50% and the downside slower near-term growth scenario S-2 at 50%.

Nonaccrual loans and loans modified in troubled debt restructurings

The following table shows the composition of nonaccrual loans and those without an allowance for loan loss, by portfolio class.

	September 30, 2022		December 31, 2021
(in thousands)	Total nonaccrual	Nonaccrual without allowance for loan loss	Total nonaccrual	Nonaccrual without allowance for loan loss
Commercial non-real estate	$4,528	$965	$6,974	$1,264
Commercial real estate - owner occupied	2,237	701	4,921	729
Total commercial and industrial	6,765	1,666	11,895	1,993
Commercial real estate - income producing	1,883	1,200	5,458	5,207
Construction and land development	353	—	844	—
Residential mortgages	24,283	1,890	25,439	1,997
Consumer	6,523	—	11,887	48
Total loans	$39,807	$4,756	$55,523	$9,245

Nonaccrual loans include nonaccruing loans modified in troubled debt restructurings (“TDRs”) of $2.8 million and $6.8 million at September 30, 2022 and December 31, 2021, respectively. Total TDRs, both accruing and nonaccruing, were $4.8 million at September 30, 2022 and $10.6 million at December 31, 2021. All TDRs are individually evaluated for credit loss. At September 30, 2022 and December 31, 2021, the Company had no unfunded commitments to borrowers whose loan terms have been modified in a TDR.

The tables below provide detail by portfolio class TDRs that were modified during the three and nine months ended September 30, 2022 and 2021.

Three Months Ended
	September 30, 2022			September 30, 2021
($ in thousands) Troubled Debt Restructurings:	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Commercial non-real estate	—	$—	$—	—	$—	$—
Commercial real estate - owner occupied	—	—	—	—	—	—
Total commercial and industrial	—	—	—	—	—	—
Commercial real estate - income producing	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Residential mortgages	—	—	—	1	196	196
Consumer	—	—	—	—	—	—
Total loans	—	$—	$—	1	$196	$196

	Nine Months Ended
	September 30, 2022			September 30, 2021
		Pre- Modification	Post- Modification		Pre- Modification	Post- Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
($ in thousands)	of	Recorded	Recorded	of	Recorded	Recorded
Troubled Debt Restructurings:	Contracts	Investment	Investment	Contracts	Investment	Investment
Commercial non-real estate	—	$—	$—	3	$6,935	$6,935
Commercial real estate - owner occupied	—	—	—	—	—	—
Total commercial and industrial	—	—	—	3	6,935	6,935
Commercial real estate - income producing	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Residential mortgages	3	148	153	3	515	538
Consumer	3	76	76	4	86	86
Total loans	6	$224	$229	10	$7,536	$7,559

The TDRs modified during the nine months ended September 30, 2022 reflected in the table above include $0.1 million of loans with interest rate reduction and $0.1 million with other modifications. The TDRs modified during the nine months ended September 30, 2021 include $7.1 million of loans with extended amortization terms or other payment concessions, and $0.5 million with other modifications.

Three commercial non-real estate loans totaling $3.1 million and four consumer and one residential mortgage loan totaling $0.2 million defaulted during the nine month period ended September 30, 2022 that had been modified in a TDR during the twelve months prior to default. One residential loan totaling $0.6 million that defaulted during the nine months ended September 30, 2021 had been modified in a TDR during the twelve months prior to default.

The TDR disclosures for the three and nine months ended September 30, 2021 do not include loans eligible for exclusion from TDR assessment under Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which expired on December 31, 2021. Any such loan having an eligible modification was reported in the aging analysis that follows based on the modified terms.

Aging Analysis

The tables below present the aging analysis of past due loans by portfolio class at September 30, 2022 and December 31, 2021.

September 30, 2022	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
(in thousands)
Commercial non-real estate	$26,101	$5,828	$4,367	$36,296	$9,869,131	$9,905,427	$540
Commercial real estate - owner occupied	8,626	756	910	10,292	3,022,841	3,033,133	540
Total commercial and industrial	34,727	6,584	5,277	46,588	12,891,972	12,938,560	1,080
Commercial real estate - income producing	111	—	1,308	1,419	3,685,121	3,686,540	—
Construction and land development	136	496	195	827	1,540,430	1,541,257	176
Residential mortgages	5,855	8,762	17,051	31,668	2,812,055	2,843,723	112
Consumer	5,365	2,640	3,545	11,550	1,563,955	1,575,505	1,232
Total	$46,194	$18,482	$27,376	$92,052	$22,493,533	$22,585,585	$2,600

December 31, 2021	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
(in thousands)
Commercial non-real estate	$8,381	$3,123	$7,041	$18,545	$9,593,915	$9,612,460	$2,818
Commercial real estate - owner occupied	704	653	1,563	2,920	2,818,326	2,821,246	142
Total commercial and industrial	9,085	3,776	8,604	21,465	12,412,241	12,433,706	2,960
Commercial real estate - income producing	281	107	5,307	5,695	3,458,931	3,464,626	—
Construction and land development	2,624	1,022	587	4,233	1,224,437	1,228,670	83
Residential mortgages	23,306	4,638	15,339	43,283	2,380,607	2,423,890	310
Consumer	6,806	2,805	7,447	17,058	1,566,332	1,583,390	2,171
Total	$42,102	$12,348	$37,284	$91,734	$21,042,548	$21,134,282	$5,524

Credit Quality Indicators

The following tables present the credit quality indicators by segment and portfolio class of loans at September 30, 2022 and December 31, 2021. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process.

	September 30, 2022
(in thousands)	Commercial non-real estate	Commercial real estate - owner- occupied	Total commercial and industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$9,367,084	$2,894,509	$12,261,593	$3,637,570	$1,521,543	$17,420,706
Pass-Watch	323,459	59,855	383,314	38,968	18,975	441,257
Special Mention	75,801	5,945	81,746	5,916	166	87,828
Substandard	139,083	72,824	211,907	4,086	573	216,566
Doubtful	—	—	—	—	—	—
Total	$9,905,427	$3,033,133	$12,938,560	$3,686,540	$1,541,257	$18,166,357

	December 31, 2021
(in thousands)	Commercial non-real estate	Commercial real estate - owner- occupied	Total commercial and industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$9,279,719	$2,650,399	$11,930,118	$3,373,099	$1,216,177	$16,519,394
Pass-Watch	157,815	86,133	243,948	67,157	9,289	320,394
Special Mention	43,344	23,377	66,721	4,466	1,909	73,096
Substandard	131,582	61,337	192,919	19,904	1,295	214,118
Doubtful	—	—	—	—	—	—
Total	$9,612,460	$2,821,246	$12,433,706	$3,464,626	$1,228,670	$17,127,002

	September 30, 2022			December 31, 2021
(in thousands)	Residential mortgage	Consumer	Total	Residential mortgage	Consumer	Total
Performing	$2,818,424	$1,568,503	$4,386,927	$2,396,282	$1,570,516	$3,966,798
Nonperforming	25,299	7,002	32,301	27,608	12,874	40,482
Total	$2,843,723	$1,575,505	$4,419,228	$2,423,890	$1,583,390	$4,007,280

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

Vintage Analysis

The following tables present credit quality disclosures of amortized cost by segment and vintage for term loans and by revolving and revolving converted to amortizing at September 30, 2022 and December 31, 2021. The Company defines vintage as the later of origination, renewal or restructure date.

	Term Loans
	Amortized Cost Basis by Origination Year
September 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
(in thousands)
Commercial Loans:
Pass	$3,769,590	$3,810,862	$2,297,865	$1,537,650	$854,345	$1,695,383	$3,355,846	$99,165	$17,420,706
Pass-Watch	42,903	94,955	52,211	48,653	37,491	71,871	73,217	19,956	441,257
Special Mention	32,940	11,387	26,631	3,732	1,507	5,787	5,814	30	87,828
Substandard	48,755	21,437	14,430	30,482	23,389	25,043	48,842	4,188	216,566
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$3,894,188	$3,938,641	$2,391,137	$1,620,517	$916,732	$1,798,084	$3,483,719	$123,339	$18,166,357
Residential Mortgage and Consumer Loans:
Performing	$549,415	$662,455	$543,996	$272,160	$161,093	$997,873	$1,195,933	$4,002	$4,386,927
Nonperforming	835	2,109	901	1,836	2,346	22,644	588	1,042	32,301
Total Consumer Loans	$550,250	$664,564	$544,897	$273,996	$163,439	$1,020,517	$1,196,521	$5,044	$4,419,228

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
(in thousands)
Commercial Loans:
Pass	$4,946,459	$3,008,160	$2,035,849	$1,212,306	$937,639	$1,296,382	$3,002,064	$80,535	$16,519,394
Pass-Watch	68,421	19,467	31,598	45,846	27,188	69,310	52,850	5,714	320,394
Special Mention	17,536	2,683	10,296	12,410	10,669	3,656	9,603	6,243	73,096
Substandard	43,895	43,494	36,763	14,664	28,337	16,125	20,358	10,482	214,118
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$5,076,311	$3,073,804	$2,114,506	$1,285,226	$1,003,833	$1,385,473	$3,084,875	$102,974	$17,127,002
Residential Mortgage and Consumer Loans:
Performing	$580,813	$467,497	$355,833	$223,494	$320,344	$892,361	$1,120,461	$5,995	$3,966,798
Nonperforming	565	951	2,018	4,465	4,719	24,365	1,432	1,967	40,482
Total Consumer Loans	$581,378	$468,448	$357,851	$227,959	$325,063	$916,726	$1,121,893	$7,962	$4,007,280

Residential Mortgage Loans in Process of Foreclosure

Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. Included in loans at September 30, 2022 and December 31, 2021 were $4.5 million and $4.4 million, respectively, of consumer loans secured by single family residential real estate that were in process of foreclosure. In addition to the single family residential real estate loans in process of foreclosure, the Company also held $0.5 million and $2.4 million of foreclosed single family residential properties in other real estate owned at September 30, 2022 and December 31, 2021, respectively.

Loans Held for Sale

Loans held for sale totaled $33.0 million and $93.1 million at September 30, 2022 and December 31, 2021, respectively. Loans held for sale is composed primarily of residential mortgage loans originated for sale in the secondary market. At September 30, 2022, residential mortgage loans carried at the fair value option totaled $15.1 million with an unpaid principal balance of $15.3 million. At December 31, 2021, residential mortgage loans carried at the fair value option totaled $41.0 million with an unpaid principal balance of $40.1 million. All other loans held for sale are carried at lower of cost or market.

4. Short-Term Borrowings

The following table presents information concerning short-term borrowings at September 30, 2022 and December 31, 2021.

	September 30,	December 31,
(in thousands)	2022	2021
Federal funds purchased:
Amount outstanding at period end	$1,850	$1,850
Weighted-average interest at period end	2.65%	0.15%
Securities sold under agreements to repurchase:
Amount outstanding at period end	$541,131	$563,211
Weighted-average interest at period end	0.16%	0.05%
FHLB borrowings:
Amount outstanding at period end	$1,000,000	$1,100,000
Weighted-average interest at period end	3.15%	0.49%

The following table presents information concerning short-term borrowings for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Federal funds purchased:
Average amount outstanding during period	$28,861	$3,283	$11,425	$4,284
Maximum amount at any month end during period	$1,850	$4,300	$2,350	$4,400
Weighted-average interest rate during period	2.59%	0.23%	2.29%	0.46%
Securities sold under agreements to repurchase:
Average amount outstanding during period	$516,546	$508,969	$542,105	$549,315
Maximum amount at any month end during period	$541,131	$643,403	$640,592	$643,403
Weighted-average interest rate during period	0.13%	0.08%	0.09%	0.12%
FHLB borrowings:
Average amount outstanding during period	$405,163	$1,100,000	$731,982	$1,100,000
Maximum amount at any month end during period	$1,000,000	$1,100,000	$1,100,000	$1,100,000
Weighted-average interest rate during period	2.34%	0.49%	0.84%	0.49%

Federal funds purchased represent unsecured borrowings from other banks, generally on an overnight basis.

Securities sold under agreements to repurchase ("repurchase agreements") are funds borrowed on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury-management services offered to deposit customers. The customer repurchase agreements mature daily and are secured by agency securities. As the Company maintains effective control over assets sold under agreements to repurchase, the securities continue to be presented in the Consolidated Balance Sheets. Because the Company acts as a borrower transferring assets to the counterparty, and the agreements mature daily, the Company's risk is limited.

The $1.0 billion of FHLB borrowings at September 30, 2022 consists of two 90-day floating rate notes maturing in November and December of 2022. The interest rates on these advances reset daily and are indexed to the Secured Overnight Financing Rate (SOFR). The $1.1 billion of FHLB borrowing at December 31, 2021 consisted of five fixed rate notes scheduled to mature between 2034 and 2035, that were classified as short-term as the FHLB had the option to put (terminate) the advances prior to maturity. These notes were called and repaid during the third and second quarters of 2022.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional or contractual amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at September 30, 2022 and December 31, 2021.

		September 30, 2022			December 31, 2021
			Derivative (1)			Derivative (1)
(in thousands)	Type of Hedge	Notional or Contractual Amount	Assets	Liabilities	Notional or Contractual Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate loans	Cash Flow	$2,050,000	$—	$122,433	$1,125,000	$5,884	$4,421
Interest rate swaps - securities	Fair Value	934,900	62,610	—	1,837,650	22,138	10,690
		2,984,900	62,610	122,433	2,962,650	28,022	15,111
Derivatives not designated as hedging instruments:
Interest rate swaps	N/A	5,046,771	188,799	185,546	5,193,991	75,819	75,861
Risk participation agreements	N/A	286,091	1	9	217,437	11	35
Interest rate-lock commitments on residential mortgage loans	N/A	28,414	143	178	82,037	1,525	1
Forward commitments to sell residential mortgage loans	N/A	18,517	158	69	46,739	1	645
To Be Announced (TBA) securities	N/A	15,000	431	4	55,000	15	53
Foreign exchange forward contracts	N/A	153,430	4,667	4,601	48,364	778	758
Visa Class B derivative contract	N/A	43,111	—	2,295	43,439	—	4,116
		5,591,334	194,199	192,702	5,687,007	78,149	81,469
Total derivatives		$8,576,234	$256,809	$315,135	$8,649,657	$106,171	$96,580
Less: netting adjustment (2)			(137,709)	(88,697)		(30,304)	(61,534)
Total derivative assets/liabilities			$119,100	$226,438		$75,867	$35,046

(1)
Derivative assets and liabilities are reported at fair value in other assets or other liabilities, respectively, in the consolidated balance sheets.
(2)
Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty. See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans. For each agreement, the Company receives interest at a fixed rate and pays at a variable rate. The Company terminated six swap agreements in 2021 and received cash of approximately $23.7 million, which was recorded as accumulated other comprehensive income and is being accreted into earnings through the original maturity dates of the respective contracts. The notional amounts of the swap agreements in place at September 30, 2022 expire as follows: $125 million in 2022; $150 million in 2023; $50 million in 2025; $600 million in 2026; $1 billion in 2027, and $100 million thereafter.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps on securities available for sale

The Company is party to forward-starting fixed payer swaps that convert the latter portion of the term of certain available for sale securities to a floating rate. These derivative instruments are designated as fair value hedges of interest rate risk. This strategy provides the Company with a fixed rate coupon during the front-end unhedged tenor of the bonds and results in a floating rate security during the back-end hedged tenor. At September 30, 2022, these instruments have hedge start dates between February 2024 and July 2026, and maturity dates from December 2027 through March 2031. The fair value of the hedged item attributable to interest rate risk is presented in interest income along with the change in the fair value of the hedging instrument.

The hedged available for sale securities are part of closed portfolios of pre-payable commercial mortgage backed securities. In accordance with ASC 815, prepayment risk may be excluded when measuring the change in fair value of such hedged items attributable to interest rate risk under the last-of-layer approach. At September 30, 2022, the amortized cost basis of the closed portfolio of pre-payable commercial mortgage backed securities totaled $1.0 billion. The amount that represents the hedged items was $872.2 million and the basis adjustment associated with the hedged items totaled $62.7 million.

The Company terminated 21 fair value swap agreements during the nine months ended September 30, 2022 and received cash of approximately $74.0 million. At the time of termination, the value of the swap was recorded as an adjustment to the book value of the underlying security, thereby changing its current book yield and extending its duration.

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

At the closing of the loan, the rate lock commitment derivative expires and the Company generally records a loan held for sale at fair value under the election of fair value option.

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

The contract includes a contingent accelerated termination clause based on the credit ratings of the Company. At September 30, 2022 and December 31, 2021, the fair value of the liability associated with this contract was $2.3 million and $4.1 million, respectively. Refer to Note 13 – Fair Value of Financial Instruments for discussion of the valuation inputs and process for this derivative liability.

Effect of Derivative Instruments on the Statements of Income

The effects of derivative instruments on the Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021 are presented in the table below.

		Three Months Ended		Nine Months Ended
(in thousands)		September 30,		September 30,
Derivative Instruments:	Location of Gain (Loss) Recognized in the Statements of Income:	2022	2021	2022	2021
Cash flow hedges:
Variable rate loans	Interest income - loans	$1,752	$6,950	$14,519	$19,941
Fair value hedges:
Securities	Interest income - securities - taxable	1,596	21	2,625	(6)
Securities	Noninterest income - securities transactions, net	—	—	1,620	2,499
Derivatives not designated as hedging:
Residential mortgage banking	Noninterest income - secondary mortgage market operations	(365)	(1,249)	2,595	2,223
Customer and all other instruments	Noninterest income - other noninterest income	1,309	2,970	6,386	11,755
Total gain		$4,292	$8,692	$27,745	$36,412

Credit Risk-Related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as a downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. At September 30, 2022, the Company was not in violation of any such provisions. The aggregate fair value of derivative instruments with credit risk-related contingent features that were in a net liability position at September 30, 2022 and December 31, 2021 was $15.6 million and $49.4 million, respectively, for which the Company had posted collateral of $14.9 million and $15.0 million, respectively.

Offsetting Assets and Liabilities

The Bank’s derivative instruments with certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero. Agreements with certain bilateral counterparties require both parties to maintain collateral in the event that the fair values of derivative instruments exceed established exposure thresholds. For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses. Offsetting information in regards to all derivative assets and liabilities, including accrued interest, subject to these master netting agreements at September 30, 2022 and December 31, 2021 is presented in the following tables.

(in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts Recognized	Offset in the Statement of Financial Condition	Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
As of September 30, 2022
Derivative Assets	$253,109	$(138,429)	$114,680	$37,879	$14,850	$91,651
Derivative Liabilities	$127,592	$(89,713)	$37,879	$37,879	$—	$—

(in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts Recognized	Offset in the Statement of Financial Condition	Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
As of December 31, 2021
Derivative Assets	$36,790	$(29,882)	$6,908	$6,908	$—	$—
Derivative Liabilities	$85,448	$(63,204)	$22,244	$6,908	$66,207	$(50,871)

The Company has excess posted collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

6. Stockholders’ Equity

Common Shares Outstanding

Common shares outstanding excludes treasury shares totaling 6.2 million and 5.1 million, with a first-in-first-out cost basis of $233.8 million and $175.8 million, at September 30, 2022 and December 31, 2021, respectively. Shares outstanding also excludes unvested restricted share awards totaling 1.0 million and 1.1 million at September 30, 2022 and December 31, 2021.

Stock Buyback Program

On April 22, 2021, the Company’s board of directors approved a stock buyback program whereby the Company is authorized to repurchase up to 4.3 million shares of its common stock through the program’s expiration date of December 31, 2022. The program allows the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions. The Company is not obligated to purchase any shares under this program, and the board of directors has the ability to terminate or amend the program at any time prior to the expiration date. During the nine months ended September 30, 2022, the Company repurchased 1,204,368 shares of its common stock at an average cost of $48.90 per share, inclusive of commissions. To date, the Company has repurchased 1,654,244 shares at an average cost of $48.77 per share under this program.

Accumulated Other Comprehensive Income (Loss)

A roll forward of the components of Accumulated Other Comprehensive Income (Loss) is presented in the table that follows:

	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Cash Flow Hedges	Equity Method Investment	Total
(in thousands)
Balance, December 31, 2020	$171,224	$276	$(125,573)	$39,511	$(5,369)	$80,069
Net change in unrealized gain or loss	(144,715)	—	—	353	438	(143,924)
Reclassification of net income or loss realized and included in earnings	2,166	—	3,970	(19,941)	4,468	(9,337)
Valuation adjustments to pension plan attributable to VERIP and curtailment	—	—	59,606	—	—	59,606
Other valuation adjustments to employee benefit plans	—	—	(10,651)	—	—	(10,651)
Amortization of unrealized net gain on securities transferred to HTM	—	(134)	—	—	—	(134)
Income tax (expense) benefit	31,952	30	(11,783)	4,370	—	24,569
Balance, September 30, 2021	$60,627	$172	$(84,431)	$24,293	$(463)	$198
Balance, December 31, 2021	$11,037	$153	$(80,946)	$16,284	$(463)	$(53,935)
Net change in unrealized gain or loss	(844,250)	—	—	(118,110)	468	(961,892)
Reclassification of net income or loss realized and included in earnings	1,707	—	1,963	(14,519)	—	(10,849)
Valuation adjustments to employee benefit plans	—	—	(8,397)	—	—	(8,397)
Transfer of net unrealized loss from AFS to HTM securities portfolio	15,405	(15,405)	—	—	—	—
Amortization of unrealized net gain or loss on securities transferred to HTM	—	961	—	—	—	961
Income tax (expense) benefit	186,685	3,260	1,452	29,934	—	221,331
Balance, September 30, 2022	$(629,416)	$(11,031)	$(85,928)	$(86,411)	$5	$(812,781)

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

The following table shows the line items in the consolidated statements of income affected by amounts reclassified from AOCI.

	Nine Months Ended
Amount reclassified from AOCI (a)	September 30,		Affected line item on
(in thousands)	2022	2021	the statement of income
Loss on sale of AFS securities	$(1,707)	$(2,166)	Noninterest income
Tax effect	385	487	Income taxes
Net of tax	(1,322)	(1,679)	Net income
Amortization of unrealized net gain (loss) on securities transferred to HTM	(961)	134	Interest income
Tax effect	217	(30)	Income taxes
Net of tax	(744)	104	Net income
Amortization of defined benefit pension and post-retirement items	(1,963)	(3,970)	Other noninterest expense (b)
Tax effect	443	884	Income taxes
Net of tax	(1,520)	(3,086)	Net income
Reclassification of unrealized gain on cash flow hedges	5,786	18,771	Interest income
Tax effect	(1,306)	(4,188)	Income taxes
Net of tax	4,480	14,583	Net income
Amortization of gain on terminated cash flow hedges	8,733	1,170	Interest income
Tax effect	(1,971)	(261)	Income taxes
Net of tax	6,762	909	Net income
Reclassification of unrealized loss on equity method investment	—	(4,468)	Noninterest income
Tax effect	—	—	Income taxes
Net of tax	—	(4,468)	Net income
Total reclassifications, net of tax	$7,656	$6,363	Net income

(a)
Amounts in parentheses indicate reduction in net income
(b)
These AOCI components are included in the computation of net periodic pension and post-retirement cost that is reported with other noninterest expense (see Note 10 – Retirement Plans for additional details)

7. Other Noninterest Income

Components of other noninterest income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Income from bank-owned life insurance	$4,784	$3,907	$12,602	$14,535
Credit related fees	2,628	2,568	7,840	8,383
Income from derivatives	1,309	2,970	6,386	11,755
Gain on sale of Mastercard Class B common stock	—	—	—	2,800
Gain on sale of Hancock Horizon Funds	—	4,576	—	4,576
Other miscellaneous	6,108	8,168	17,986	13,673
Total other noninterest income	$14,829	$22,189	$44,814	$55,722

8. Other Noninterest Expense

Components of other noninterest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Corporate value and franchise taxes and other non-income taxes	$4,010	$3,414	$12,816	$11,300
Advertising	3,533	3,638	10,211	8,400
Telecommunications and postage	3,027	3,087	8,923	9,568
Entertainment and contributions	2,231	2,280	7,632	5,214
Tax credit investment amortization	1,004	1,112	3,012	3,337
Printing and supplies	971	914	2,892	2,833
Travel expense	1,239	765	3,022	1,789
Net other retirement expense	(7,570)	(7,294)	(22,123)	(20,645)
Loss on facilities and equipment from consolidation	—	—	—	15,462
Loss on extinguishment of debt	—	—	—	4,165
Other miscellaneous	7,508	13,041	21,214	25,567
Total other noninterest expense	$15,953	$20,957	$47,599	$66,990

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

A summary of the information used in the computation of earnings per common share follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Numerator:
Net income to common shareholders	$135,389	$129,582	$380,302	$325,472
Net income allocated to participating securities - basic and diluted	2,014	2,419	5,776	6,650
Net income allocated to common shareholders - basic and diluted	$133,375	$127,163	$374,526	$318,822
Denominator:
Weighted-average common shares - basic	85,706	86,834	$86,141	$86,800
Dilutive potential common shares	314	172	298	151
Weighted-average common shares - diluted	86,020	87,006	$86,439	$86,951
Earnings per common share:
Basic	$1.56	$1.46	$4.35	$3.67
Diluted	$1.55	$1.46	$4.33	$3.67

Potential common shares consist of stock options, nonvested performance-based awards, nonvested restricted stock units, and restricted share awards deferred under the Company’s nonqualified deferred compensation plan. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be antidilutive, i.e., increase earnings per share or reduce a loss per share. Potential common shares totaling 2,212 and 5,671 for the three and nine months ended September 30, 2022, respectively, and 796 for the nine months ended September 30, 2021, did not enter the calculation of diluted earnings per share as the impact would have been anti-dilutive. For the three months ended September 30, 2021, there were no potential common shares that would have had an anti-dilutive impact on earnings per share.

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

The following tables show the components of net periodic benefit cost included in expense for the periods indicated.

			Other Post-
(in thousands)	Pension Benefits		Retirement Benefits
For the Three Months Ended September 30,	2022	2021	2022	2021
Service cost	$2,855	$2,620	$25	$23
Interest cost	3,756	3,552	77	91
Expected return on plan assets	(11,714)	(11,463)	—	—
Amortization of net (gain) or loss and prior service costs	450	717	(139)	(192)
Net periodic benefit cost	$(4,653)	$(4,574)	$(37)	$(78)

(in thousands)	Pension Benefits		Retirement Benefits
For the Nine Months Ended September 30,	2022	2021	2022	2021
Service cost	$8,584	$8,996	$75	$71
Interest cost	10,881	9,982	230	257
Expected return on plan assets	(34,900)	(34,854)	—	—
Amortization of net (gain) or loss and prior service costs	2,380	4,471	(417)	(501)
Special termination benefits	—	16,052	—	4,137
Net periodic benefit cost (benefit)	$(13,055)	$4,647	$(112)	$3,964

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

11. Share-Based Payment Arrangements

The Company maintains incentive compensation plans that provide for awards of share-based compensation to employees and directors. These plans have been approved by the Company’s shareholders. Detailed descriptions of these plans were included in Note 18 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. During the nine months ended September 30, 2022, the Company's shareholders approved an amendment to the 2020 Long-Term Incentive Plan to increase the number of shares available under the plan by 1,400,000.

At September 30, 2022, the Company had 1,476 outstanding and exercisable stock options, with a weighted average exercise price of $53.73, weighted average remaining contractual term of less than one year and no aggregate intrinsic value. During the nine months ended September 30, 2022, 7,630 stock options with an aggregate intrinsic value of $0.1 million were exercised.

The Company’s restricted and performance-based share awards to certain employees and directors are subject to service requirements. A summary of the status of the Company’s nonvested restricted stock units and restricted and performance-based share awards at September 30, 2022 are presented in the following table.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2022	1,453,085	$34.58
Granted	538,387	52.41
Vested	(118,830)	34.24
Forfeited	(113,946)	35.53
Nonvested at September 30, 2022	1,758,696	$40.00

At September 30, 2022, there was $50.1 million of total unrecognized compensation expense related to nonvested restricted and performance share awards and units expected to vest in the future. This compensation is expected to be recognized in expense over a weighted average period of 3.0 years. The total fair value of shares that vested during the nine months ended September 30, 2022 was $3.4 million.

During the nine months ended September 30, 2022, the Company granted 441,953 restricted stock units (RSUs) to certain eligible employees. Unlike restricted share awards (RSAs), which comprise the majority of the unvested share-based compensation awards, the holders of unvested restricted stock units have no rights as a shareholder of the Company, including voting or dividend rights. The Company has elected to award dividend equivalents on each restricted stock unit. Such dividend equivalents are forfeited should the employee terminate employment prior to the vesting of the RSU.

During the nine months ended September 30, 2022, the Company granted 36,475 performance share awards subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $61.47 per share and 36,475 performance share awards subject to an operating earnings per share performance metric with a grant date fair value of $47.36 per share to key members of executive management. The number of performance shares subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 50 regional banks. The fair value of the performance shares subject to TSR at the grant date was determined using a Monte Carlo simulation method. The number of performance shares subject to operating earnings per share that ultimately vest will be based on the Company’s attainment of certain operating earnings per share goals over the two-year performance period. The maximum number of performance shares that could vest is 200% of the target award. Compensation expense for these performance shares is recognized on a straight line basis over the three-year service period.

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

The contract amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. The Company had a reserve for unfunded lending commitments of $33.5 million and $29.3 million at September 30, 2022 and December 31, 2021, respectively.

The following table presents a summary of the Company’s off-balance sheet financial instruments as of September 30, 2022 and December 31, 2021:

	September 30,	December 31,
(in thousands)	2022	2021
Commitments to extend credit	$10,285,394	$9,444,803
Letters of credit	373,002	396,956

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present for each of the fair value hierarchy levels the Company’s financial assets and liabilities that are measured at fair value on a recurring basis in the consolidated balance sheets at September 30, 2022 and December 31, 2021:

	September 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$42,287	$—	$42,287
Municipal obligations	—	197,865	—	197,865
Corporate debt securities	—	21,317	—	21,317
Residential mortgage-backed securities	—	2,306,365	—	2,306,365
Commercial mortgage-backed securities	—	2,823,920	—	2,823,920
Collateralized mortgage obligations	—	75,089	—	75,089
Total available for sale securities	—	5,466,843	—	5,466,843
Mortgage loans held for sale	—	15,149	—	15,149
Derivative assets (1)	—	119,100	—	119,100
Total recurring fair value measurements - assets	$—	$5,601,092	$—	$5,601,092
Liabilities
Derivative liabilities (1)	$—	$224,143	$2,295	$226,438
Total recurring fair value measurements - liabilities	$—	$224,143	$2,295	$226,438

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$419,298	$—	$419,298
Municipal obligations	—	314,158	—	314,158
Corporate debt securities	—	18,702	—	18,702
Residential mortgage-backed securities	—	3,035,798	—	3,035,798
Commercial mortgage-backed securities	—	3,077,859	—	3,077,859
Collateralized mortgage obligations	—	120,883	—	120,883
Total available for sale securities	—	6,986,698	—	6,986,698
Mortgage loans held for sale		41,022		41,022
Derivative assets (1)	—	75,867	—	75,867
Total recurring fair value measurements - assets	$—	$7,103,587	$—	$7,103,587
Liabilities
Derivative liabilities (1)	$—	$30,930	$4,116	$35,046
Total recurring fair value measurements - liabilities	$—	$30,930	$4,116	$35,046

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

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements

The table below presents a rollforward of the amounts on the consolidated balance sheets for the nine months ended September 30, 2022 and the year ended December 31, 2021 for financial instruments of a material nature that are classified within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis:

(in thousands)
Balance at December 31, 2020	$5,645
Cash settlement	(1,767)
Losses included in earnings	238
Balance at December 31, 2021	4,116
Cash settlement	(1,994)
Losses included in earnings	173
Balance at September 30, 2022	$2,295

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

($ in thousands)
Fair Value
Level 3 Class	September 30, 2022	December 31, 2021
Derivative liability	$2,295	$4,116
Valuation technique	Discounted cash flow	Discounted cash flow
Unobservable inputs:
Visa Class A appreciation - range	6-12%	6%-12%
Visa Class A appreciation - weighted average	9%	9%
Conversion rate - range	1.61x-1.60x	1.62x-1.60x
Conversion rate -weighted average	1.6030x	1.6091x
Time until resolution	3-15 months	3-24 months

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

	September 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent loans individually evaluated for credit loss	$—	$4,756	$—	$4,756
Other real estate owned and foreclosed assets, net	—	—	2,085	2,085
Total nonrecurring fair value measurements	$—	$4,756	$2,085	$6,841

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent loans individually evaluated for credit loss	$—	$13,253	$—	$13,253
Other real estate owned and foreclosed assets, net	—	—	7,533	7,533
Total nonrecurring fair value measurements	$—	$13,253	$7,533	$20,786

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

Short-Term FHLB Borrowings – At September 30, 2022, short-term FHLB borrowings was comprised of floating-rate instruments that reprice daily and, therefore, the carrying amount of the instruments is a reasonable estimate of fair value and is reflected as Level 1 in the respective table below. At December 31, 2021, short-term FHLB borrowings was comprised of fixed-rate instruments for which the fair value was estimated by discounting the future contractual cash flows using current market rates at which borrowings with similar terms and options could be obtained and, therefore, is reflected as Level 2 in respective the table below.

Long-Term Debt – The fair value is estimated by discounting the future contractual cash flows using current market rates at which debt with similar terms could be obtained.

Derivative Financial Instruments – The fair value measurement for derivative financial instruments was described earlier in this note.

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amounts.

	September 30, 2022
				Total Fair	Carrying
(in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$851,251	$—	$—	$851,251	$851,251
Available for sale securities	—	5,466,843	—	5,466,843	5,466,843
Held to maturity securities	—	2,606,080	—	2,606,080	2,866,348
Loans, net	—	4,756	21,457,199	21,461,955	22,279,469
Loans held for sale	—	33,008	—	33,008	33,008
Derivative financial instruments	—	119,100	—	119,100	119,100
Financial liabilities:
Deposits	$—	$—	$28,925,735	$28,925,735	$28,951,274
Federal funds purchased	1,850	—	—	1,850	1,850
Securities sold under agreements to repurchase	541,131	—	—	541,131	541,131
FHLB short-term borrowings	1,000,000	—	—	1,000,000	1,000,000
Long-term debt	—	197,059	—	197,059	236,410
Derivative financial instruments	—	224,143	2,295	226,438	226,438

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Carrying Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$4,231,836	$—	$—	$4,231,836	$4,231,836
Available for sale securities	—	6,986,698	—	6,986,698	6,986,698
Held to maturity securities	—	1,631,482	—	1,631,482	1,565,751
Loans, net	—	13,253	20,720,568	20,733,821	20,792,217
Loans held for sale	—	93,069	—	93,069	93,069
Derivative financial instruments	—	75,867	—	75,867	75,867
Financial liabilities:
Deposits	$—	$—	$30,432,646	$30,432,646	$30,465,897
Federal funds purchased	1,850	—	—	1,850	1,850
Securities sold under agreements to repurchase	563,211	—	—	563,211	563,211
FHLB short-term borrowings	—	1,119,026	—	1,119,026	1,100,000
Long-term debt	—	253,677	—	253,677	244,220
Derivative financial instruments	—	30,930	4,116	35,046	35,046

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The objective of this discussion and analysis is to provide material information relevant to the assessment of the financial condition and results of operations of Hancock Whitney Corporation and subsidiaries during the nine months ended September 30, 2022 and selected comparable prior periods, including an evaluation of the amounts and certainty of cash flows from operations and outside sources. This discussion and analysis is intended to highlight and supplement financial and operating data and information presented elsewhere in this report, including the consolidated financial statements and related notes. The discussion contains forward-looking statements within the meaning and protections of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q and in other reports or documents that we file from time to time with the SEC include, but are not limited to, the following:

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
•
future expense levels;
•
improvements in expense to revenue (efficiency ratio), including the risk that we may not realize and/or sustain the expected benefits from our efficiency and growth initiatives or that we may not be able to realize these cost savings or revenue benefits in the time period expected, which could negatively affect our future profitability;
•
success of revenue-generating and cost reduction initiatives;
•
the effectiveness of derivative financial instruments and hedging activities to manage risks;
•
risks related to our reliance on third parties to provide key components of our business infrastructure, including the risks related to disruptions in services or financial difficulties of third-party vendors;
•
risks related to potential claims, damages, penalties, fines and reputational damage resulting from pending or future litigation, regulatory proceedings or enforcement actions;
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

Current Economic Environment

Economic conditions in the third quarter of 2022 continued to be influenced by the persistent high level of inflation. While the annual inflation rate, as measured by the consumer price index, slowed to 8.2% in September 2022 from the recent peak of 9.1% in June 2022, prolonged labor market shortages and resulting wage pressures and supply chain disruption remain significant impediments to the easing of inflation. After two consecutive quarters of contraction in Real Gross Domestic Product (GDP), the third quarter of 2022 reflected modest growth of 2.6%. Employment indicators also remain strong, with the unemployment rate at 3.5% in September 2022. The Federal Reserve has taken an aggressive approach to combat inflation, issuing a series of interest rate increases that began in March 2022 totaling 300 basis points, including 75-basis point rate increases in July and September 2022. The Federal Reserve has also accelerated quantitative tightening with its September 2022 announcement that the agency will allow its balance sheet to decline by $95 billion per month, as compared to $47.5 billion per month from June through August 2022. The full extent of the impact of the Federal Reserve’s actions to date to reduce inflation and the potential scope of additional Federal Reserve actions are uncertain and may have a significant negative impact on the U.S. economy, including the possibility of an economic recession in the near or mid-term.

Despite persistent inflationary pressures, much of our market area continued to show indications of economic health in the third quarter. We experienced strong loan demand across our portfolio that contributed to a more than 3% linked-quarter growth rate in loans, and our credit quality indicators remain near historically low levels. The growth in the loan portfolio, which was partially funded by the remaining excess liquidity in our balance sheet, was across our geographic footprint and diverse across most business lines. This shift in earning assets from excess liquidity into higher-yielding loans, along with the net impact of the most recent interest rate increases, contributed to a 50 basis point expansion of our net interest margin in the quarter. Increased customer spending amid inflationary conditions, and heightened competition for deposits in the rising interest rate environment has put some pressure on our deposit base, which was down over 3% linked-quarter.

Economic Outlook

We utilize economic forecasts produced by Moody’s Analytics (Moody’s) that provide various scenarios to assist in the development of our economic outlook. This outlook discussion utilizes the September 2022 Moody’s forecast, the most current available at September 30, 2022. The forecasts are anchored on a baseline forecast scenario, which Moody’s defines as the “most likely outcome” of where the economy is headed based on current conditions. Several upside and downside scenarios are produced that are derived from the baseline scenario.

While incorporating a degree of optimism in terms of the effectiveness of monetary policy and the ultimate resolution of inflation, the assumptions underlying September 2022 baseline scenario are somewhat less optimistic than those included in the June 2022 scenario. Key assumptions within the September 2022 baseline forecast include the following: (1) the global oil market remains mostly balanced in 2023, allowing oil prices to gradually drop; (2) the return to full-employment, defined as an unemployment rate of 3.5%, labor force participation of approximately 62.5% and a prime age employment to population ratio above 80%, is expected to be achieved in the coming months; (3) GDP is expected to grow in the second half of the year, with forecasted annual growth of 1.6% in 2022, 1.4% in 2023 and 2.6% in 2024; (4) the Federal Funds rate will reach a target rate of 3.5% by the end of 2022, with the possibility of future rate increases; rate cuts not forecasted to begin until 2025; and (5) future surges in COVID-19 infections will not have a significant negative impact upon economic conditions.

The alternative Moody’s forecast scenarios have varying depictions of economic performance as compared to the baseline. Consistent with the prior quarter, management determined that assumptions provided for in the downside slower near-term growth/mild recessionary scenario (S-2) to be more likely than the baseline scenario; as such, the S-2 scenario was given a 75% probability weighting in our allowance for credit losses calculation at September 30, 2022. The S-2 scenario assumes that the conflict between

Russia and Ukraine spans longer than anticipated in the baseline scenario and results in longer and larger interruption of global commodity supply; in turn, supply chain issues worsen, increasing shortages of affected goods and further boosting inflation. The Federal Reserve would react with a more aggressive approach than assumed in the baseline scenario, generating greater corrections in equity and housing markets and declines in spending. As such, the S-2 scenario incorporates a mild recession beginning in the fourth quarter of 2022, spanning three quarters, with a peak-to-trough in GDP decline of about 1.4%. Further, the S-2 scenario assumes that unemployment rate averages 4.0% in 2022, 6.1% in 2023 and 4.9% in 2024, with the return to full employment not occurring until the third quarter of 2024 and that an increase in the number of COVID-19 cases, hospitalizations and deaths will impede growth in spending on air travel, retail and hotels.

At September 30, 2022, the credit loss outlook for our portfolio as a whole was comparatively consistent with the prior period. To-date, our asset quality metrics have been relatively stable, with modest growth in commercial criticized loans, little change in nonperforming loans and only minimal credit losses. We continue to closely monitor our portfolio for customers that are sensitive to prolonged inflation and the rising interest rate environment. We expect slower loan growth in the fourth quarter when compared to the third quarter, reflecting slowing demand and a focus on lending to resilient borrowers in light of current economic pressures. We also expect a typical seasonal uptick in deposits during the fourth quarter.

The effects of inflation and the Federal Reserve's actions to counter those effects in the form of further interest rate increases and quantitative tightening have and are likely to continue to reduce economic growth in the near term. While uncertainty over the consequences of these actions remains, we expect continued interest rate increases will contribute favorably to our net interest income and net interest margin and overall operating results.

Highlights of the Third Quarter 2022

We reported net income for the third quarter of 2022 of $135.4 million, or $1.55 per diluted common share, compared to $121.4 million, or $1.38 per diluted common share, in the second quarter of 2022 and $129.6 million, or $1.46 per diluted common share, in the third quarter of 2021. There were no nonoperating items in the third and second quarters of 2022. There was $1.4 million, or $0.01 per share after-tax, of net nonoperating income in the third quarter of 2021, attributable to a gain on the sale of the remaining Hancock Horizon funds and a severance expense reversal, partially offset by hurricane-related expenses.

Third quarter 2022 results compared to second quarter 2022:

•
Net income of $135.4 million, or $1.55 per diluted share, was up $14.0 million, or $0.17 per diluted share
•
Pre-provision net revenue (PPNR), a non-GAAP measure, totaled $174.7 million, up $27.9 million, or 19%
•
Loans of $22.6 billion increased $739.5 million, or 3%
•
Nonperforming loans and criticized commercial loans remain at near-historical lows, increasing only $1.2 million, or 3%, and $23.4 million, or 8%, respectively
•
Deposits of $29.0 billion decreased $915.2 million, or 3%, reflecting decreases of $529.6 million in interest-bearing deposits and $385.5 million in noninterest-bearing deposits
•
Net interest margin increased 50 basis points (bps) to 3.54%
•
Common equity tier 1 ratio of 11.10% was up 2 bps, and tangible common equity ratio of 6.73% was down 48 bps
•
Efficiency ratio improved to 51.62%, down from 54.95%

The results for the third quarter of 2022 were one of the best in our Company’s history. We experienced strong loan growth of $739.5 million across our footprint and lines of business. The rising interest rate environment contributed to a $27.9 million increase in pre-provision net revenue and a 50 basis point expansion of our net interest margin. Our asset quality metrics remain near historically low levels, our capital levels are sound, and we once again lowered our efficiency ratio that remains well below our target of 55%. We are mindful of macroeconomic trends that could impact us and believe that we are well positioned should a recessionary period begin.

We continue to invest in new bankers across our footprint, adding a total of five during the third quarter to markets in Dallas, San Antonio, Nashville and Tampa. Technology enhancement also continues to be a focus as we strive to improve the customer experience and improve shareholder value.

Consolidated Financial Results

The following table contains the consolidated financial results for the periods indicated.

	Three Months Ended					Nine Months Ended
(in thousands, except per share data)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	September 30, 2022	September 30, 2021
Income Statement Data:
Interest income	$299,737	$254,864	$236,786	$238,756	$244,417	$791,387	$743,502
Interest income (te) (a)	302,340	257,449	239,331	241,391	247,185	799,120	752,046
Interest expense	19,430	9,132	8,323	9,460	9,708	36,885	39,563
Net interest income (te)	282,910	248,317	231,008	231,931	237,477	762,235	712,483
Provision for credit losses	1,402	(9,761)	(22,527)	(28,399)	(26,955)	(30,886)	(49,095)
Noninterest income	85,337	85,653	83,432	89,612	93,361	254,422	274,722
Noninterest expense	193,502	187,097	179,939	182,462	194,703	560,538	624,545
Income before income taxes	170,740	154,049	154,483	164,845	160,322	479,272	403,211
Income tax expense	35,351	32,614	31,005	27,102	30,740	98,970	77,739
Net income	$135,389	$121,435	$123,478	$137,743	$129,582	$380,302	$325,472
For informational purposes - included above, pre-tax
Nonoperating item included in noninterest income:
Gain on hurricane-related insurance settlement	$—	$—	$—	$3,600	$—	$—	$—
Gain on sale of Hancock Horizon Funds	—	—	—	—	4,576	—	4,576
Gain on sale of Mastercard Class B common stock	—	—	—	—	—	—	2,800
Nonoperating items included in noninterest expense:
Efficiency initiatives	—	—	—	(649)	(1,867)	—	38,945
Hurricane related expenses	—	—	—	(680)	5,092	—	5,092
Loss on redemption of subordinated notes	—	—	—	—	—	—	4,165
Balance Sheet Data:
Period end balance sheet data
Loans	$22,585,585	$21,846,068	$21,323,341	$21,134,282	$20,886,015	$22,585,585	$20,886,015
Earning assets	31,213,449	31,292,910	32,997,323	33,610,435	32,348,036	31,213,449	32,348,036
Total assets	34,567,242	34,637,525	36,317,291	36,531,205	35,318,308	34,567,242	35,318,308
Noninterest-bearing deposits	14,290,817	14,676,342	14,976,670	14,392,808	13,653,376	14,290,817	13,653,376
Total deposits	28,951,274	29,866,432	30,499,709	30,465,897	29,208,157	28,951,274	29,208,157
Stockholders' equity	3,180,439	3,349,723	3,450,951	3,670,352	3,629,766	3,180,439	3,629,766
Average balance sheet data
Loans	$22,138,709	$21,657,528	$21,122,038	$20,770,130	$20,941,173	$21,643,149	$21,355,483
Earning assets	31,783,801	32,780,813	33,201,926	32,913,659	32,097,381	32,583,652	31,773,473
Total assets	34,377,773	35,380,247	36,003,803	35,829,027	35,207,960	35,247,985	34,821,420
Noninterest-bearing deposits	14,323,646	14,655,800	14,363,324	14,126,335	13,535,961	14,447,445	13,053,586
Total deposits	29,180,626	29,979,940	30,029,793	29,750,665	29,237,306	29,727,009	28,872,317
Stockholders' equity	3,405,463	3,383,789	3,607,061	3,642,003	3,606,087	3,464,699	3,512,651
Common Shares Data:
Earnings per share - basic	$1.56	$1.39	$1.40	$1.56	$1.46	$4.35	$3.67
Earnings per share - diluted	1.55	1.38	1.40	1.55	1.46	4.33	3.67
Cash dividends per common share	0.27	0.27	0.27	0.27	0.27	0.81	0.81
Book value per share (period end)	37.12	39.08	39.91	42.31	41.81	37.12	41.81
Tangible book value per share (period end)	26.44	28.37	29.25	31.64	31.10	26.44	31.10
Weighted average number of shares - diluted	86,020	86,354	86,936	87,132	87,006	86,439	86,951
Period end number of shares	85,686	85,714	86,460	86,749	86,823	85,686	86,823

	Three Months Ended					Nine Months Ended
($ in thousands)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	September 30, 2022	September 30, 2021
Performance and other data:
Return on average assets	1.56%	1.38%	1.39%	1.53%	1.46%	1.44%	1.25%
Return on average common equity	15.77%	14.39%	13.88%	15.00%	14.26%	14.68%	12.39%
Return on average tangible common equity	21.58%	19.77%	18.66%	20.13%	19.22%	19.98%	16.89%
Tangible common equity (b)	6.73%	7.21%	7.15%	7.71%	7.85%	6.73%	7.85%
Tangible common equity Tier 1 (CET1) ratio	11.10%	11.08%	11.12%	11.09%	11.17%	11.10%	11.17%
Net interest margin (te)	3.54%	3.04%	2.81%	2.80%	2.94%	3.13%	3.00%
Noninterest income as a percentage of total revenue (te)	23.17%	25.65%	26.53%	27.87%	28.22%	25.03%	27.83%
Efficiency ratio (c )	51.62%	54.95%	56.03%	56.57%	57.44%	54.08%	57.52%
Allowance for credit loss as a percentage of total loans	1.50%	1.55%	1.63%	1.76%	1.92%	1.50%	1.92%
Annualized net charge-offs to average loans	0.02%	(0.01)%	0.01%	0.01%	0.03%	0.01%	0.19%
Nonperforming assets as a percentage of loans, ORE and foreclosed assets	0.19%	0.20%	0.24%	0.32%	0.34%	0.19%	0.34%
FTE headcount	3,607	3,594	3,543	3,486	3,429	3,607	3,429

Reconciliation of operating revenue and operating pre-provision net revenue (non-GAAP measure) (te) (d)
Net interest income	$280,307	$245,732	$228,463	$229,296	$234,709	$754,502	$703,939
Noninterest income	85,337	85,653	83,432	89,612	93,361	254,422	274,722
Total revenue	365,644	331,385	311,895	318,908	328,070	1,008,924	978,661
Taxable equivalent adjustment	2,603	2,585	2,545	2,635	2,768	7,733	8,544
Nonoperating revenue	—	—	—	(3,600)	(4,576)	—	(7,376)
Total revenue (te)	$368,247	$333,970	$314,440	$317,943	$326,262	$1,016,657	$979,829
Noninterest expense	(193,502)	(187,097)	(179,939)	(182,462)	(194,703)	(560,538)	(624,545)
Nonoperating expense	—	—	—	(1,329)	3,225	—	48,202
Operating pre-provision net revenue (te)	$174,745	$146,873	$134,501	$134,152	$134,784	$456,119	$403,486

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) for the third quarter of 2022 was $282.9 million, up $34.6 million, or 14%, compared to the second quarter of 2022 and up $45.4 million, or 19%, from the third quarter of 2021.

The increase in net interest income (te) compared to the second quarter of 2022 is largely attributable to the impact of the recent Federal Reserve interest rate increases, with variable-rate assets repricing, new loans and securities added at higher yields, and a lag in increasing our deposit rate offerings. Net interest income further benefitted from an additional accrual day during the third quarter ($2.0 million) and lower net premium/discount amortization on the securities portfolio ($1.9 million). These improvements were partially offset by lower levels of the accretion of PPP loan fees ($0.8 million) and a 13 bp increase in the cost of funds.

The net interest margin for the third quarter of 2022 was 3.54%, up 50 bps from 3.04% in the second quarter of 2022. The widening of net interest margin from the prior quarter was largely due to the series of Federal Reserve interest rate increases, coupled with a favorable shift in the earning asset mix, including average core loan growth of $603 million, securities portfolio growth of $198 million and a $1.7 billion reduction in lower-yielding short-term investments. Approximately 58% of our loan portfolio is tied to variable rates, including hybrid adjustable rate mortgages (ARMs). These improvements were partially offset by a 13 bp increase in the cost of funds and a 1 bp decline due to the impact of PPP loan forgiveness, resulting from a $122 million decrease in average PPP loans during the third quarter. The increase in cost of funds reflects increases in deposit costs as we began to increase rates to remain competitive, and in short-term borrowing costs as we entered into new variable-rate FHLB advances during the quarter.

The $45.4 million increase in net interest income (te) compared to the third quarter of 2021 is primarily attributable to a $55.1 million increase in interest income (te), partially offset by a $9.7 million increase in interest expense. The increase in interest income is largely due to the interest rate increases, a favorable change in the earning asset mix, and a $4.0 million decrease in premium amortization on the securities portfolio. The favorable change in the earning asset mix reflects a $1.2 billion increase in loans, $0.8 billion growth in the securities portfolio and a $2.3 billion decrease in short-term investments. The increase in interest income was partially offset by $13.4 million of lower PPP loan fees, a $1.1 million decrease in nonaccrual interest recoveries and a $0.4 million decrease in purchase accounting discount accretion. The increase in interest expense was driven by both a 23 bp increase in the cost of deposits, as interest rate offerings were increased to remain competitive, and a 97 bp increase in the cost of borrowings due to a change in mix from fixed-rate to variable-rate instruments within FHLB borrowings.

The net interest margin was up 60 bps compared to the third quarter of 2021 as a result of the rising interest rate environment and a more favorable mix of average earning assets. Compared to the third quarter of 2021, the yield on earning assets was up 72 bps to 3.78%, while the cost of funds increased 12 bps to 0.24%.

Net interest income (te) for the nine months ended September 30, 2022 was $762.2 million, up $49.8 million, or 7%, from the same period in 2021. The increase is attributable to an increase in interest income of $47.1 million and a decrease in interest expense of $2.7 million. Interest income (te) increased largely due to the impact of the series of interest rate increases upon new and repricing earning assets and a favorable change in the earning asset mix and, to a lesser extent, a decrease of $8.9 million of net premium amortization on the securities portfolio. The impact was partially offset by a $38.4 million reduction of PPP fees and decreases of $2.7 million of purchase accounting discount accretion and $7.6 million of nonaccrual interest recoveries. The decrease in interest expense is primarily due to lower cost of funds, driven by an improved mix of deposits and a decline in higher-cost borrowings. The net interest margin for the nine months ended September 30, 2022 was 3.13%, up 13 bps compared to the same period in 2021. The increase is reflective of an increase in the yield on average earning assets of 12 bps, primarily driven by higher interest rates, an improved earning asset mix, and a 2 bp reduction in the cost of funds.

We expect to see further widening of our net interest margin in the near term, but at a slower pace than experienced in the third quarter. We remain asset sensitive and expect to continue to benefit from additional Federal Reserve interest rate increases, our favorable mix of deposits and controlled funding costs.

The following tables detail the components of our net interest income (te) and net interest margin.

	Three Months Ended
	September 30, 2022			June 30, 2022			September 30, 2021
(dollars in millions)	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$17,855.9	$203.0	4.51%	$17,562.0	$165.9	3.79%	$16,918.4	$150.3	3.52%
Residential mortgage loans	2,713.4	22.7	3.34%	2,534.6	21.1	3.33%	2,376.5	21.5	3.63%
Consumer loans	1,569.4	23.2	5.87%	1,560.9	19.6	5.03%	1,646.3	20.4	4.90%
Loan fees & late charges	—	1.3	0.00%	—	1.9	0.00%	—	13.5	0.00%
Total loans (te) (b)	22,138.7	250.2	4.49%	21,657.5	208.5	3.86%	20,941.2	205.7	3.90%
Loans held for sale	35.2	0.4	4.48%	48.1	0.4	3.69%	82.6	0.6	3.06%
US Treasury and government agency securities	420.3	2.0	1.94%	387.6	1.7	1.79%	395.6	1.6	1.59%
Mortgage-backed securities and collateralized mortgage obligations	7,822.4	40.9	2.09%	7,658.2	36.3	1.90%	7,033.7	31.4	1.79%
Municipals (te)	911.5	6.8	2.97%	912.4	6.8	2.96%	925.0	6.8	2.93%
Other securities	23.3	0.2	3.54%	21.2	0.2	3.34%	14.5	0.1	3.56%
Total securities (te) (c)	9,177.5	49.9	2.17%	8,979.4	45.0	2.00%	8,368.8	39.9	1.91%
Total short-term investments	432.4	1.8	1.69%	2,095.8	3.5	0.67%	2,704.8	1.0	0.15%
Total earning assets (te)	$31,783.8	$302.3	3.78%	$32,780.8	$257.4	3.15%	$32,097.4	$247.2	3.06%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$11,164.4	$4.3	0.15%	$11,412.9	$1.3	0.05%	$11,341.0	$1.7	0.06%
Time deposits	954.4	0.4	0.18%	1,005.2	0.4	0.15%	1,274.9	1.0	0.32%
Public funds	2,738.2	8.9	1.28%	2,906.0	3.3	0.46%	3,085.4	2.3	0.30%
Total interest-bearing deposits	14,857.0	13.6	0.36%	15,324.1	5.0	0.13%	15,701.3	5.0	0.13%
Repurchase agreements	516.6	0.2	0.13%	523.0	0.1	0.08%	509.0	0.1	0.08%
Other short-term borrowings	434.0	2.5	2.36%	701.2	0.9	0.49%	1,103.3	1.4	0.49%
Long-term debt	238.4	3.1	5.20%	240.3	3.1	5.20%	248.0	3.2	5.08%
Total borrowings	1,189.0	5.8	1.96%	1,464.5	4.1	1.12%	1,860.3	4.7	0.99%
Total interest-bearing liabilities	16,046.0	19.4	0.48%	16,788.6	9.1	0.22%	17,561.6	9.7	0.22%
Net interest-free funding sources	15,737.8			15,992.2			14,535.8
Total cost of funds	$31,783.8	$19.4	0.24%	$32,780.8	$9.1	0.11%	$32,097.4	$9.7	0.12%
Net interest spread (te)		$282.9	3.30%		$248.3	2.93%		$237.5	2.83%
Net interest margin	$31,783.8	$282.9	3.54%	$32,780.8	$248.3	3.04%	$32,097.4	$237.5	2.94%

(a)
Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.

(b)
Includes nonaccrual loans.
(c)
Average securities do not include unrealized holding gains/losses on available for sale securities.
(d)
Included in interest income is net purchase accounting accretion of $1.2 million, $1.2 million, and $1.6 million for the three months ended September 30, 2022, June 30, 2022, and September 30, 2021, respectively.

	Nine Months Ended
	September 30, 2022			September 30, 2021
(dollars in millions)	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$17,515.1	$519.3	3.96%	$17,160.4	$455.4	3.55%
Residential mortgage loans	2,564.1	64.8	3.37%	2,472.5	70.1	3.78%
Consumer loans	1,563.9	61.2	5.23%	1,722.6	62.7	4.87%
Loan fees & late charges	—	7.6	0.00%	—	43.4	0.00%
Total loans (te) (b)	21,643.1	652.9	4.03%	21,355.5	631.6	3.95%
Loans held for sale	49.1	1.5	4.17%	94.6	2.0	2.76%
US Treasury and government agency securities	402.0	5.4	1.79%	301.0	3.7	1.66%
Mortgage-backed securities and collateralized mortgage obligations	7,612.7	111.7	1.96%	6,770.4	91.8	1.81%
Municipals (te)	913.5	20.2	2.96%	929.8	20.4	2.93%
Other securities	21.8	0.5	3.40%	12.8	0.4	3.73%
Total securities (te) (c)	8,950.0	137.8	2.05%	8,014.0	116.3	1.94%
Total short-term investments	1,941.4	6.9	0.47%	2,309.4	2.1	0.12%
Total earning assets (te)	$32,583.6	$799.1	3.28%	$31,773.5	$752.0	3.16%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$11,332.6	$6.7	0.08%	$11,152.9	$7.8	0.09%
Time deposits	1,015.5	1.5	0.19%	1,497.8	5.7	0.51%
Public funds	2,931.4	14.2	0.65%	3,168.0	7.8	0.33%
Total interest-bearing deposits	15,279.5	22.4	0.20%	15,818.7	21.3	0.18%
Repurchase agreements	542.1	0.3	0.09%	549.3	0.5	0.12%
Other short-term borrowings	743.4	4.8	0.86%	1,104.3	4.1	0.49%
Long-term debt	240.2	9.4	5.19%	338.4	13.6	5.37%
Total borrowings	1,525.7	14.5	1.27%	1,992.0	18.2	1.22%
Total interest-bearing liabilities	16,805.2	36.9	0.29%	17,810.7	39.5	0.30%
Net interest-free funding sources	15,778.4			13,962.8
Total cost of funds	$32,583.6	$36.9	0.15%	$31,773.5	$39.5	0.17%
Net interest spread (te)		$762.2	2.99%		$712.5	2.87%
Net interest margin	$32,583.6	$762.2	3.13%	$31,773.5	$712.5	3.00%

(a)
Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)
Includes nonaccrual loans.
(c)
Average securities do not include unrealized holding gains/losses on available for sale securities.
(d)
Included in interest income is net purchase accounting accretion of $3.9 million and $6.7 million for the nine months ended September 30, 2022, and 2021, respectively.

Provision for Credit Losses

During the third quarter of 2022, we recorded a provision for credit losses of $1.4 million, compared to negative provisions for credit losses of $9.8 million in the second quarter of 2022 and $27.0 million in the third quarter of 2021. The third quarter of 2022 provision included net charge-offs of $1.3 million and a reserve build of $0.1 million, compared to net recoveries of $0.7 million and a reserve release of $9.1 million in the second quarter of 2022, and net charge-offs of $1.8 million and a reserve release of $28.8 million in the third quarter of 2021. Following the significant reserve build in 2020 in response to the economic fallout resulting from the COVID-19 pandemic, improvement in overall credit performance and in economic indicators in 2021 and in the first half of 2022 allowed for the gradual release of reserves.

For the nine months ended September 30, 2022, we recorded a negative provision for credit losses of $30.9 million, compared to a negative provision of $49.1 million for the nine months ended September 30, 2021. Included in the negative provision for the nine months ended September 30, 2022 was a reserve release of $31.8 million and net charge-offs of $0.9 million, or 0.01% of average total loans on an annualized basis, compared to a reserve release of $79.6 million and net charge-offs of $30.5 million, or 0.19% in the same period in 2021. The year-to-date reserve releases in both periods are also reflective of improvements in economic indicators in our markets and overall credit performance that followed the economic fallout of the COVID-19 pandemic experienced in 2020.

Net charge-offs in the third quarter of 2022 were $1.3 million, or 0.02% of average total loans on an annualized basis, compared to net recoveries $0.7 million, or (0.01)% in the second quarter of 2022, and net charge-offs of $1.8 million, or 0.03%, in the third quarter of 2021. The third quarter of 2022 included net recoveries of $0.3 million in the commercial portfolio and $0.9 million in the residential mortgage portfolio, and $2.5 million of net charge-offs in the consumer portfolio. The second quarter of 2022 included net recoveries of $1.6 million in the commercial portfolio and $0.4 million in the residential mortgage portfolio, and $1.4 million of net charge-offs in the consumer portfolio. The third quarter of 2021 included $0.5 million of net charge-offs in the commercial portfolio and $1.7 million in the consumer portfolio, and $0.4 million of net recoveries in the residential mortgage portfolio. For the nine months ended September 30, 2022, net charge-offs of $0.9 million is attributable to consumer net charge-offs of $5.0 million, largely offset by net recoveries in the commercial portfolio totaling $2.7 million and in the residential mortgage portfolio totaling $1.4 million. Net charge-off for the nine months ended September 30, 2021 totaled $30.5 million, including $26.0 million of net charge-offs in the commercial portfolio (including $14.5 million of energy related charge-offs) and $5.2 million of net charge-offs in the consumer portfolio, partially offset by net recoveries of $0.7 million in the residential mortgage portfolio.

We expect to see low to modest charge-offs and provision for credit losses in the fourth quarter of 2022. Loan growth, portfolio mix, asset quality metrics and future assumptions in economic forecasts will drive the level of credit loss reserves.

The discussion labeled "Allowance for Credit Losses and Asset Quality" that appears later in this Item provides additional information on these changes and on general credit quality.

Noninterest Income

Noninterest income totaled $85.3 million for the third quarter of 2022, down $0.3 million, or less than 1%, from the second quarter of 2022, and down $8.0 million, or 9%, from the third quarter of 2021. There were no nonoperating items included in noninterest income in the third and second quarters of 2022. There was $4.6 million of nonoperating noninterest income in the third quarter of 2021 attributable to a gain on the sale of Hancock Horizon Funds. Excluding this item, operating noninterest income decreased $3.4 million, or 4%, from the same quarter last year. The decrease in noninterest income from the second quarter of 2022 was largely attributable to a decrease in investment and annuity fees and insurance commissions, income from derivatives, and trust fees, partially offset by an increase in net service charges on deposit accounts. The decrease in operating noninterest income from the third quarter of 2021 is largely due to a decline in secondary mortgage market operations income, miscellaneous income, income from derivatives, and investment and annuity fees and insurance commissions, partially offset by improvements in service charges on deposit accounts, and bank card and ATM fees.

The components of noninterest income are presented in the following table for the indicated periods.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(in thousands)	2022	2022	2021	2022	2021
Service charges on deposit accounts	$23,272	$20,495	$21,159	$65,441	$59,686
Trust fees	16,048	17,309	16,041	48,636	47,351
Bank card and ATM fees	21,412	21,870	19,833	63,678	58,436
Investment and annuity fees and insurance commissions	6,492	8,001	7,167	21,920	21,956
Secondary mortgage market operations	3,284	2,990	6,972	10,020	31,238
Income from bank-owned life insurance	4,784	4,273	3,907	12,602	14,535
Credit related fees	2,628	2,543	2,568	7,840	8,383
Income from customer and other derivatives	1,309	2,728	2,970	6,386	11,755
Securities transactions, net	—	—	—	(87)	333
Gain on sale of Hancock Horizon Funds	—	—	4,576	—	4,576
Gain on Sale of Mastercard Class B common stock	—	—	—	—	2,800
Other miscellaneous	6,108	5,444	8,168	17,986	13,673
Total noninterest income	$85,337	$85,653	$93,361	$254,422	$274,722

Service charges on deposit accounts are composed of overdraft and nonsufficient funds fees, business and corporate account analysis fees, overdraft protection fees and other customer transaction-related charges. Service charges on deposits totaled $23.3 million for the third quarter of 2022, up $2.8 million, or 14%, from the second quarter of 2022, and up $2.1 million, or 10%, from the third quarter of

2021. The increase from the second quarter of 2022 is primarily attributable to a higher level of consumer account fees, and to a lesser degree, higher business account fees. The increase from the third quarter of 2021 was largely due to an increase in business account fees, which include activity-related service charges, and higher consumer-related account fees. As noted in prior filings, we have announced plans to eliminate consumer (retail) non-sufficient funds fees and certain overdraft fees. The elimination of these fees is targeted to begin in December 2022. We expect these fees to decrease revenue in this line item, on average, by approximately $2 million to $3 million per quarter in 2023, with an annual estimated impact of approximately $10 million to $11 million. We believe these changes are in line with the evolving retail banking industry, as traditional banks adjust products to meet consumer needs and provide them with the tools needed to help manage their overall finances. We expect to see improving account acquisition rates in 2023 with this change and as we launch additional retail products and features.

Trust fee income represents revenue generated from a full range of trust services, including asset management and custody services provided to individuals, businesses and institutions. Trust fees decreased $1.3 million, or 7%, from the prior quarter and were virtually flat when compared to the same quarter a year ago. The decrease compared to the prior quarter is primarily due to seasonal tax preparation and other one-time corporate trust fees recorded during the second quarter.

Bank card and ATM fees include interchange and other income from credit and debit card transactions, fees earned from processing card transactions for merchants, and fees earned from ATM transactions. Bank card and ATM fees totaled $21.4 million for the third quarter of 2022, down $0.5 million, or 2%, from the second quarter of 2022 and up $1.6 million, or 8%, from the same quarter last year. The decrease from the prior quarter was largely attributable to declines in debit card, merchant and ATM fees. The increase from the same quarter last year was largely attributable to an increase in commercial credit card fees, with an increase in both transaction volume and amounts, as well as increases in consumer credit card fees, debit card fees, and to a lesser extent, ATM fees and merchant fees, as the prior comparative period was negatively impacted by Hurricane Ida disruptions.

Investment and annuity fees and insurance commissions, which includes both fees earned from sales of annuity and insurance products, as well as managed account fees, decreased $1.5 million, or 19%, compared to the second quarter of 2022 and decreased $0.7 million, or 9%, compared to the same quarter a year ago. The decreases compared to both the prior quarter and the same quarter last year were largely attributable to a temporary business disruption as a result of conversion to an outsourced sales and service platform that began in mid-August 2022. The variance from the third quarter of 2021 was also favorably impacted by better overall market conditions.

Income from secondary mortgage market operations is comprised of income produced from the origination and sales of residential mortgage loans in the secondary market. We offer a full range of mortgage products to our customers and typically sell longer-term fixed-rate loans while retaining the majority of adjustable-rate loans, as well as loans generated through programs to support customer relationships. Income from secondary mortgage market operations was $3.3 million in the third quarter of 2022, up $0.3 million, or 10%, from the second quarter of 2022 and down $3.7 million, or 53%, from the third quarter of 2021. The decrease from the same quarter last year is largely attributable to the rising interest rate environment, with both a decline in refinancing activity and a lower percentage of originated loans sold in the secondary market, as we are retaining a higher volume of mortgage loans in our held for investment portfolio. The level of mortgage applications during the third quarter of 2022 were up 11% compared to the prior quarter and down approximately 30% when compared to the third quarter of 2021. The percentage of mortgage loans sold in the secondary market to total originations (as opposed to those held in our portfolio), was 21% in the third quarter of 2022, relatively flat when compared to the prior quarter, but down from 45% in the same quarter last year. Secondary mortgage market operations income will vary based on application volume and pull through rates. We expect current levels of quarterly income from secondary mortgage market operations to continue in the near-term as the demand for mortgage loans and refinancing slows in the rising interest rate environment.

Income from bank-owned life insurance (BOLI) is typically generated through insurance benefit proceeds as well as the growth of the cash surrender value of insurance contracts held. Income from bank-owned life insurance was $4.8 million for the third quarter of 2022, up $0.5 million, or 12%, from the second quarter of 2022, and up $0.9 million, or 22%, from the third quarter of 2021. The increase from the prior quarter is primarily attributable to an increase in benefit proceeds, and the increase from the same quarter last year is due to both an increase in benefit proceeds and a volume-driven increase attributable to the purchase of additional policies during the first quarter of 2022.

Credit-related fees include fees assessed on letters of credit and unused portions of loan commitments. Credit-related fees were $2.6 million for the third quarter of 2022, up $0.1 million, or 3%, from the second quarter of 2022 and up $0.1 million, or 2%, from the third quarter of 2021. The increase from the prior quarter is attributable to an increase in both letter of credit fees and unused commitment fees, which will vary with credit line utilization. The increase compared to the same quarter last year was due to higher letter of credit fees.

Income from customer and other derivatives is largely derived from our customer interest rate derivative program and totaled $1.3 million for the third quarter of 2022, compared to $2.7 million in the second quarter of 2022 and $3.0 million in the third quarter of 2021. The decrease from both comparative periods is primarily attributable to the impact of interest rate increases upon the customer derivative program, as the rate increases have lessened the demand for variable rate loans and, in turn, the demand for associated derivative instruments. Derivative income can be volatile and is dependent upon the composition of the portfolio, volume and mix of sales activity and market value adjustments due to market interest rate movement.

Other miscellaneous income is comprised of various items, including income from small business investment companies (SBIC), FHLB stock dividends and syndication fees. Other miscellaneous income (excluding nonoperating items) totaled $6.1 million, up $0.7 million compared to the second quarter of 2022 and down $2.1 million compared to the third quarter of 2021. The increase compared to the prior period was largely driven by an increase in Small Business Investment Company (SBIC) income, partially offset by a decrease in gains on sales of assets. The decrease compared to the same quarter last year is primarily attributable to a decrease in gain on sales of assets, partially offset by an increase in SBIC income and syndication fees.

Noninterest income for the first nine months of 2022 was $254.4 million, down $20.3 million or 7%, from the same period last year. There were no nonoperating income items in the nine months ended September 30, 2022 compared to $7.4 million in the same period in 2021, which were attributable to gains on the sale of Mastercard Class B stock and the sale of the Hancock Horizon funds. Excluding the nonoperating items, operating noninterest income was down $12.9 million, or 5%, compared to the same period in 2021. The decline in fee income is largely related to a $21.2 million, or 68%, decrease in secondary mortgage market operations income, the result of both a decrease in demand for refinancing and a higher rate of retention of residential mortgage loans, and a $5.4 million, or 46%, decline in derivative income, as recent interest rate increases have affected the demand for interest rate swap arrangements. BOLI income also declined $1.9 million, or 13%. These decreases were partially offset with increases in SBIC income of $6.4 million, service charges of $5.8 million, or 10%, bank card and ATM fees which were up $5.2 million, or 9%, and trust fees, which were up $1.3 million, or 3%.

We expect our fourth quarter 2022 noninterest income to be down slightly linked quarter, with the full-year 2022 noninterest income, excluding nonoperating items, to decline 3% to 4%, from the 2021 level of $353.4 million, due largely to the decline in secondary mortgage market operations income.

Noninterest Expense

Noninterest expense for the third quarter of 2022 was $193.5 million, up $6.4 million, or 3%, from the second quarter of 2022, and down $1.2 million, or 1%, from the third quarter of 2021. There were no nonoperating noninterest expense items in the third and second quarters of 2022 and $3.2 million of net nonoperating expense items in the third quarter of 2021, that included hurricane-related expenses partially offset by a severance expense reversal related to internally placed employees. Excluding the nonoperating items, operating noninterest expense was up $2.0 million, or 1%, from the same quarter last year. The increase in noninterest expense from the second quarter was largely driven by higher personnel expense, miscellaneous expense and professional expense, partially offset by gains on other real estate and foreclosed assets and decreases in corporate value, franchise and other non-income taxes. Compared to the same quarter last year, the increase in operating noninterest expense was due to higher personnel expense and data processing expense, partially offset by a decrease in professional services expense and gains on other real estate and foreclosed assets. A more detailed discussion of the variances follows.

The components of noninterest expense for the periods indicated are presented in the following tables.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
(in thousands)	2022	2022	2021	2022	2021
Compensation expense	$98,985	$94,155	$92,601	$279,133	$289,034
Employee benefits	19,937	21,015	19,377	62,355	85,213
Personnel expense	118,922	115,170	111,978	341,488	374,247
Net occupancy expense	12,411	12,225	11,974	36,316	37,839
Equipment expense	4,527	4,703	4,894	14,097	14,067
Data processing expense	26,768	26,169	24,766	77,176	71,598
Professional services expense	9,679	8,423	12,748	25,895	37,472
Amortization of intangible assets	3,428	3,586	4,082	10,762	12,746
Deposit insurance and regulatory fees	3,596	3,503	3,680	10,839	10,042
Other real estate and foreclosed asset expense	(1,782)	(88)	(376)	(3,634)	(456)
Corporate value, franchise and other non-income taxes	4,010	4,558	3,414	12,816	11,300
Advertising	3,533	3,512	3,638	10,211	8,400
Telecommunications and postage	3,027	2,971	3,087	8,923	9,568
Entertainment and contributions	2,231	2,440	2,280	7,632	5,214
Tax credit investment amortization	1,004	1,004	1,112	3,012	3,337
Printing and supplies	971	918	914	2,892	2,833
Travel expense	1,239	1,123	765	3,022	1,789
Net other retirement expense	(7,570)	(7,781)	(7,294)	(22,123)	(20,645)
Loss on extinguishment of debt	—	—	—	—	4,165
Loss on facilities and equipment from consolidation	—	—	—	—	15,462
Other miscellaneous	7,508	4,661	13,041	21,214	25,567
Total noninterest expense	$193,502	$187,097	$194,703	$560,538	$624,545

Nonoperating Expenses (included above)

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2022	2022	2021	2022	2021
Nonoperating expense
Compensation expense	$—	$—	$(1,862)	$—	$3,299
Employee benefits	—	—	3	—	20,192
Personnel expense	—	—	(1,859)	—	23,491
Net occupancy	—	—	2	—	2
Equipment expense	—	—	2	—	2
Advertising	—	—	2	—	2
Entertainment and contributions	—	—	174	—	174
Travel expense	—	—	5	—	5
Printing and supplies	—	—	22	—	22
Loss on extinguishment of debt	—	—	—	—	4,165
Loss on facilities and equipment from consolidation	—	—	—	—	15,462
Other miscellaneous	—	—	4,877	—	4,877
Total nonoperating expenses	$—	$—	$3,225	$—	$48,202

Personnel expense consists of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and insurance for medical, life and disability. Personnel expense totaled $118.9 million for the third quarter of 2022, up $3.8 million, or 3%, compared to the prior quarter and up $6.9 million, or 6%, compared to the same quarter last year. Excluding the third quarter 2021 nonoperating items noted above, personnel expense was up $5.1 million, or 4%. The increase from the prior quarter was largely due to increased performance-based incentives, an additional work day, and increased headcount, including new banker hires. The increase from the same quarter last year was largely due to annual merit increases, higher performance based incentives, and increased headcount, partially offset by the impact of efficiency measures implemented in early 2021.

Occupancy and equipment expenses are primarily composed of lease expenses, depreciation, maintenance and repairs, rent, taxes, and other equipment expenses. Occupancy and equipment expenses totaled $16.9 million in the third quarter of 2022, virtually flat compared to the prior quarter, and up $0.1 million, or less than 1%, from the same quarter last year.

Data processing expense includes expenses related to third party technology processing and servicing costs, technology project costs and fees associated with bank card and ATM transactions. Data processing expense was $26.8 million for the third quarter of 2022, up $0.6 million, or 2%, compared to the second quarter of 2022, and up $2.0 million, or 8%, compared to the third quarter of 2021. The increase from both the second quarter of 2022 and the third quarter of 2021 is largely attributable to implementation of technology enhancement projects, and the variance from the same quarter last year is also due in part to processing expense related to the increase in bank card activity.

Professional services expense for the third quarter of 2022 totaled $9.7 million, up $1.3 million, or 15%, compared to the previous quarter and down $3.1 million, or 24%, from the third quarter of 2021. The increase from the second quarter of 2022 is primarily due to higher consulting expense related to various ongoing projects. The decrease from the same quarter last year is largely attributable to lower consulting expense primarily related to PPP support, as well as a reduction in legal fees.

Deposit insurance and regulatory fees totaled $3.6 million, up $0.1 million, or 3%, from the second quarter of 2022 and down $0.1 million, or 2%, from the third quarter of 2021. The modest variances from both comparative periods reflect relatively stable FDIC risk-based assessments. In October 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment schedules uniformly by 2 bps beginning with the first quarterly assessment period of 2023. The increased assessment is expected to remain in effect until the Deposit Insurance Fund reserve ratio to insured deposits meets the FDIC’s long-term goal for reserve ratios of the deposit insurance fund.

Other real estate and foreclosed assets expense reflected net gains of $1.8 million in the third quarter of 2022 compared to net gains of $0.1 million in the second quarter of 2022 and $0.4 million in the third quarter of 2021. The increase when compared to both periods is due largely to a $1.6 million gain on the sale of equity interest received in satisfaction of debt that was sold in the third quarter of 2022. Gains or losses on the sale of other real estate and foreclosed assets may occur periodically and are dependent on the number and type of assets for sale and current market conditions.

Corporate value, franchise and other non-income tax expense for the third quarter of 2022 totaled $4.0 million, down $0.5 million, or 12%, from the prior quarter and up $0.6 million, or 17%, compared to the same quarter last year. The decrease from the second quarter of 2022 is largely attributable to a decline in bank share tax expense, primarily the result of updated assumptions in estimating the assessment. The increase from the same quarter last year is largely due to the bank share tax benefit realized during 2021 from the net loss recorded in 2020.

Business development-related expenses (including advertising, travel, entertainment and contributions) totaled $7.1 million for the third quarter of 2022, down $0.1 million, or 1%, from the second quarter of 2022, and up $0.3 million, or 5%, from the third quarter of 2021. The increase over last year was largely due to higher travel expenses.

All other expenses, excluding amortization of intangibles and nonoperating items, totaled $4.9 million for the third quarter of 2022, up $3.2 million, or 179%, from the second quarter of 2022, and down $1.0 million, or 17%, from the third quarter of 2021. The variances from both comparative periods are influenced by the level of miscellaneous losses and pension-related other retirement expense and other miscellaneous smaller items.

Noninterest expense totaled $560.5 million for the nine months ended September 30, 2022, down $64.0 million, or 10%, from the same period in 2021. The nine months ended September 30, 2021 included $48.2 million of nonoperating expense items, including $38.9 million of cost related to initiatives to improve overall efficiency, $5.1 million of hurricane-related expense and $4.2 million related to the early redemption of subordinated notes. Excluding the nonoperating expenses incurred in 2021, operating expense was down $15.8 million, or 3%. The decline in operating expense was largely due to a $9.3 million, or 2%, decrease in personnel expense due to the impact of the VERIP and reduction in force initiatives completed in 2021, partially offset by new banker hires and other headcount additions, and annual merit increases. Further, professional services expense declined $11.6 million, or 31%, largely due to the lower PPP consulting costs, other real estate expense and foreclosed assets expense declined $3.2 million, and net occupancy and equipment decreased $1.5 million, or 3%. These declines were partially offset by increases in data processing expense, which was up $5.6 million, or 8%, due both to increased card processing activity and expense associated with technology initiatives, and business development-related expense, which was up $5.6 million, or 37%, due in part to investment in our higher growth markets.

On a linked-quarter basis, we expect noninterest expense to be up slightly in the fourth quarter 2022, but full-year 2022 noninterest expense to be down slightly from the 2021 level of $760.1 million.

Income Taxes

The effective income tax rate for the third quarter of 2022 was approximately 20.7% compared to 21.2% in the second quarter of 2022 and 19.2% in the third quarter of 2021. Fluctuations in the effective tax rate are primarily the result of changes in forecasted pre-tax earnings, largely attributable to rising interest rates. Many factors impact the effective income tax rate including, but not limited to, the level of pre-tax income and relative impact of net tax benefits related to tax credit investments, tax-exempt interest income, bank-owned life insurance, and nondeductible expenses. Based on the current forecast, management expects the effective income tax rate for 2022 to approximate 21%, absent any changes in tax law.

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

Based on tax credit investments that have been made to date in 2022, we expect to realize benefits from federal and state tax credits over the next three years totaling $11.2 million, $11.3 million and $8.7 million in 2023, 2024 and 2025, respectively. We intend to continue making investments in tax credit projects. However, our ability to access new credits will depend upon, among other factors, federal and state tax policies and the level of competition for such credits.

In August 2022, the Inflation Reduction Act of 2022 (IRA of 2022) was signed into law to address inflation, healthcare costs, climate change and renewal energy incentives, among other things. Included in the IRA of 2022 are provisions for the creation of a 15% corporate alternative minimum tax rate (CAMT) that is effective for tax years beginning January 1, 2023 for corporations with an average annual adjusted financial statement income in excess of $1 billion. Based on information available to date, we do not anticipate our consolidated corporate group to be subject to the 15% CAMT, absent any further changes in law.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity management ensures that funds are available to meet the cash flow requirements of our depositors and borrowers, while also meeting the operating, capital and strategic cash flow needs of the Company, the Bank and other subsidiaries. As part of the overall asset and liability management process, liquidity management strategies and measurements have been developed to manage and monitor liquidity risk. The Company has access to sufficient liquidity for cash requirements, both on balance sheet and with $18.1 billion in net available sources of funds at September 30, 2022, summarized as follows:

	September 30, 2022
(in thousands)	Total Available	Amount Used	Net Availability
Internal Sources
Free Securities, cash and other	$4,344,000	$—	$4,344,000
External Sources
Federal Home Loan Bank (a)	5,866,000	1,100,000	4,766,000
Federal Reserve Bank	3,247,000	—	3,247,000
Brokered deposits	4,342,691	9,190	4,333,501
Other	1,434,000	—	1,434,000
Total Liquidity	$19,233,691	$1,109,190	$18,124,501

(a) Amount used includes funded advances and letters of credit.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities and repayments of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window. Management has established an internal target for the ratio of free securities to total securities of 20% or greater. As shown in the table below, our ratio of free securities to total securities was 49.79% at September 30, 2022, compared to 52.61% at June 30, 2022 and 53.95% at December 31, 2021. Securities and FHLB letters of credit are pledged as collateral related to public funds and repurchase agreements.

	September 30,	June 30,	March 31,	December 31,	September 30,
Liquidity Metrics	2022	2022	2022	2021	2021
Free securities / total securities	49.79%	52.61%	50.63%	53.95%	56.73%
Core deposits / total deposits	98.93%	99.00%	98.94%	98.66%	98.27%
Wholesale funds / core deposits	6.23%	2.97%	6.21%	6.45%	7.19%
Quarter-to-date average loans /quarter-to-date average deposits	75.87%	72.24%	70.34%	69.81%	71.62%

The liability portion of the balance sheet provides liquidity mainly through the ability to use cash sourced from customers’ interest-bearing and noninterest-bearing deposit accounts. At September 30, 2022, deposits totaled $29.0 billion, a decrease of $915.2 million, or 3%, from June 30, 2022, and $1.5 billion, or 5%, from December 31, 2021. Both the linked-quarter decrease and the decrease from December 31, 2021 are primarily attributable to seasonal tax outflows in public funds, increased spending amid the inflationary environment, and increased competition for deposits as interest rates increase. Core deposits consist of total deposits excluding certificates of deposit of $250,000 or more and brokered deposits. Core deposits totaled $28.6 billion at September 30, 2022, down $925.0 million, or 3%, compared to June 30, 2022 and $1.4 billion, or 5%, compared to December 31, 2021. Core deposits have fluctuated over the past year due largely to pandemic related factors, including several forms of economic stimulus and reduced consumer spending. The ratio of core deposits to total deposits was 98.93% at September 30, 2022, compared to 99.00% at June 30, 2022 and 98.66% at December 31, 2021. Brokered deposits totaled $4.9 million as of September 30, 2022, compared to $4.3 million at June 30, 2022 and $30.2 million at December 31, 2021. The use of brokered deposits as a funding source is subject to certain policies regarding the amount, term and interest rate.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At September 30, 2022, the Bank had borrowings of approximately $1.0 billion and had approximately $4.8 billion available under this line. The unused borrowing capacity at the Federal Reserve’s discount window is approximately $3.2 billion. There were no outstanding borrowings with the Federal Reserve at any date during any period covered by this report.

Wholesale funds, which are comprised of short-term borrowings, long-term debt and brokered deposits were 6.23% of core deposits at September 30, 2022, compared to 2.97% at June 30, 2022 and 6.45% at December 31, 2021. At September 30, 2022, wholesale funds totaled $1.8 billion, an increase of $905.0 million, or 103%, from June 30, 2022 and a decrease of $155.2 million, or 8%, from December 31, 2021. The linked-quarter increase was primarily due to a net increase of $800 million in FHLB advances during the third quarter of 2022. The Company has established an internal target for wholesale funds to be less than 25% of core deposits.

Another measure used to monitor our liquidity position is the loan-to-deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding). The loan-to-deposit ratio measures the amount of funds the Company lends for each dollar of deposits on hand. Our average loan-to-deposit ratio for the third quarter of 2022 was 75.87%, compared to 72.24% for the second quarter of 2022 and 69.81% for the fourth quarter of 2021. Management has an established target range for the loan-to-deposit ratio of 87% to 89%, but will operate outside that range under certain circumstances, such as those caused by the continuing economic impact of the pandemic.

Cash generated from operations is another important source of funds to meet liquidity needs. The Consolidated Statements of Cash Flows included in Part, I Item 1 of this document present operating cash flows and summarize all significant sources and uses of funds during the nine months ended September 30, 2022 and 2021.

Dividends received from the Bank have been the primary source of funds available to the Parent for the payment of dividends to our stockholders and for servicing its debt. The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends the Bank can distribute to the Parent. The Parent targets cash and other liquid assets to provide liquidity in an amount sufficient to fund approximately four quarters of ongoing cash or liquid asset needs, consisting primarily of common stockholder dividends, debt service requirements, and any expected early extinguishment of debt. The Parent may operate below the target level on a temporary basis if a return to the target can be achieved in the near-term, generally not to exceed four quarters. The Parent had cash and liquid assets of $100.8 million at September 30, 2022.

During the third quarter of 2022, we repurchased 50,000 shares of our common stock at an average cost of $48.05 per share, inclusive of commissions, under a Board authorization to repurchase up to 4,338,000 shares of the company’s common stock, set to expire December 31, 2022. To-date, the Company has repurchased 1,654,244 shares under this plan at a total cost of $80.7 million.

On June 15, 2021, the Parent utilized excess liquidity to redeem all of its issued and outstanding 5.95% subordinated notes due with an aggregate principal amount of $150 million.

Capital Resources

Stockholders’ equity totaled $3.2 billion at September 30, 2022, down $169.3 million from June 30, 2022 and $489.9 million from December 31, 2021. The decrease from June 30, 2022 is largely due to $285.6 million of other comprehensive loss, net of tax, primarily attributable to fair value adjustments on securities available for sale and cash flow hedges, along with dividends of $23.7 million, and the repurchase of $2.4 million of common stock. These factors were partially offset by $135.4 million of net income and $7.0 million of long-term incentive plan and dividend reinvestment activity. The decrease from December 31, 2021 is largely due to $758.8 million of other comprehensive loss, net of tax, that was largely due to fair value adjustments on securities available for sale and cash flow hedges, along with dividends of $71.2 million, and the repurchase of $58.9 million of common stock. These factors were partially offset by net income of $380.3 million and $18.7 million of long-term incentive plan and dividend reinvestment activity.

The tangible common equity (TCE) ratio was 6.73% at September 30, 2022, compared to 7.21% at June 30, 2022 and 7.71% at December 31, 2021. The decrease from June 30, 2022 is largely attributable to other comprehensive loss due primarily to fair value adjustments on the available for sale securities portfolio and cash flow hedges, and dividends, partially offset by both earnings and long term incentive plan and dividend reinvestments. The decline from December 31, 2021 was primarily due to other comprehensive loss, dividends and common stock repurchases, partially offset by earnings, tangible asset contraction and long-term incentive plan and dividend reinvestment activity.

The regulatory capital ratios of the Company and the Bank at September 30, 2022 remained well in excess of current regulatory minimum requirements, including capital conservation buffers, by at least $471 million. The Company and the Bank have been categorized as “well-capitalized” in the most recent notices received from our regulators. Refer to the Supervision and Regulation section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 for further discussion of our capital requirements.

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

	Well-	September 30,	June 30,	March 31,	December 31,	September 30,
	Capitalized	2022	2022	2022	2021	2021
Total capital (to risk weighted assets)
Hancock Whitney Corporation	10.00%	12.67%	12.70%	12.82%	12.84%	13.06%
Hancock Whitney Bank	10.00%	12.16%	12.28%	12.33%	12.33%	12.51%
Tier 1 common equity capital (to risk weighted assets)
Hancock Whitney Corporation	6.50%	11.10%	11.08%	11.12%	11.09%	11.17%
Hancock Whitney Bank	6.50%	11.20%	11.28%	11.27%	11.24%	11.30%
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	8.00%	11.10%	11.08%	11.12%	11.09%	11.17%
Hancock Whitney Bank	8.00%	11.20%	11.28%	11.27%	11.24%	11.30%
Tier 1 leverage capital
Hancock Whitney Corporation	5.00%	9.27%	8.68%	8.38%	8.25%	8.15%
Hancock Whitney Bank	5.00%	9.35%	8.83%	8.49%	8.36%	8.25%

Our regulatory ratios reflect the impact of PPP loans, which are guaranteed by the SBA and, when meeting certain criteria, are subject to forgiveness to the debtor by the SBA. These loans carry a 0% risk-weighting in the tier 1 and total capital regulatory ratios due to the full guarantee by the SBA. However, these loans are reflected in average assets used to compute tier 1 leverage. PPP loans totaled $76 million, $151 million and $531 million at September 30, 2022, June 30, 2022 and December 31, 2021, respectively.

On April 22, 2021, our board of directors authorized the repurchase of up to 4,338,000 shares of the Company’s common stock (approximately 5% of the shares of common stock outstanding as of March 31, 2021). The authorization is currently set to expire on December 31, 2022. The shares may be repurchased in the open market, by block purchase, through accelerated share repurchase plans, in privately negotiated transactions or otherwise, in one or more transactions, from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The repurchase authorization may be terminated or amended by the Board at any time prior to the expiration date. During the third quarter of 2022, 50,000 shares were repurchased under this program at an average cost of $48.05 per share, inclusive of commissions. To date, 1,654,244 shares with an average cost of $48.77 per share have been repurchased under this program.

The Inflation Reduction Act of 2022 signed into law during in August 2022 includes a provision for an excise tax equal to 1% of the fair market value of any stock repurchased by covered corporations during a taxable year, subject to certain limits and provisions. The excise tax is effective beginning in fiscal year 2023. While we may complete transactions subject to the new excise tax, we do not expect a material impact to our statement of condition or result of operations.

On July 28, 2022, our board of directors declared a regular third quarter cash dividend of $0.27 per share, consistent with the prior quarter. The quarterly common stock cash dividend was paid on September 15, 2022 to shareholders of record on September 6, 2022. The Company has paid uninterrupted dividends to its shareholders since 1967.

BALANCE SHEET ANALYSIS

Short-Term Investments

Short-term assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors. Short-term investments, including interest-bearing bank deposits and federal funds sold, were $0.3 billion at September 30, 2022, down $0.6 billion from June 30, 2022, and $3.6 billion from December 31, 2021. Average short-term investments of $0.4 billion for the third quarter of 2022 were down $1.7 billion compared to the second quarter of 2022 and $3.3 billion from the fourth quarter of 2021. Typically, these balances will change on a daily basis depending upon movement in customer loan and deposit accounts. The decline in short-term investments from each comparative period is the result of the redeployment of excess liquidity that had been present on our balance sheet for the better part of two years attributable to pandemic-related factors.

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

Investment in securities totaled $8.3 billion at September 30, 2022, down $198.2 million, or 2%, from June 30, 2022 and $219.3 million, or 3%, from December 31, 2021. The decrease from June 30, 2022 is attributable to a negative market valuation adjustment on the available for sale portfolio of $296.5 million, partially offset by net purchases of $98.3 million. The decrease from December 31, 2021 was attributable to a negative market valuation adjustment of $877.7 million on the available for sale portfolio, partially offset by net purchases of $658.4 million. The net purchases of securities compared to year-end reflect investment of a portion of excess cash held in federal funds into higher-yielding securities.

At September 30, 2022, securities available for sale totaled $5.5 billion and securities held to maturity totaled $2.9 billion. To provide some protection from the impact of future interest rate changes upon accumulated other comprehensive income, we reclassified securities available for sale with an aggregate fair value of $561.8 million to the securities held to maturity portfolio during the first quarter of 2022.

Our securities portfolio consists mainly of residential and commercial mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies. We invest only in high quality investment grade securities with a targeted portfolio effective duration generally between two and five and a half years. At September 30, 2022, the average expected maturity of the portfolio was 5.88 years with an effective duration of 4.93 years and a nominal weighted-average yield of 2.18%. Under an immediate, parallel rate shock of 100 bps and 200 bps, the effective durations would be 4.89 and 4.82 years, respectively. At June 30, 2022, the average expected maturity of the portfolio was 5.91 years with an effective duration of 4.93 years and a nominal weighted-average yield of 2.08%. The average maturity of the portfolio at December 31, 2021 was 5.80 years, with an effective duration of 4.25 years and a nominal weighted-average yield of 1.87%. The changes in expected maturity, effective duration, and nominal weighted-average yield were largely the result of market conditions at the time of reinvestment of maturities, paydowns and growth from the investment of excess liquidity. At September 30, 2022, approximately $1.0 billion of our available for sale securities are hedged with $0.9 billion in fair value hedges in order to provide protection and flexibility to reposition and/or reprice the portfolio in a rising interest rate environment, effectively reducing the duration (market price risk) on the hedged securities. Our strategy in the near term will be to invest in the securities portfolio as rates rise and monitor our hedge positions to adjust interest rate sensitivity.

At the end of each reporting period, we evaluate the securities portfolio for credit loss. Based on our assessments, expected credit loss was negligible for all periods in 2022 and 2021, and therefore no allowance for credit loss was recorded.

Loans

Total loans at September 30, 2022 were $22.6 billion, up $739.5 million, or 3%, from June 30, 2022 and $1.5 billion, or 7%, from December 31, 2021. The linked-quarter increase was primarily attributable to growth of $815.1 million in core loans (excluding PPP loans), partially offset by a decrease of $75.7 million in PPP loans. New loans, increased credit line utilization, and fewer paydowns contributed to core growth in all markets across our footprint, with commercial and industrial (including healthcare), residential mortgage and construction and land development as the main drivers. The increase compared to December 31, 2021 includes core loan growth of $1.9 billion, partially offset by a decrease of $455.3 million of PPP loans.

The following table shows the composition of our loan portfolio at each date indicated:

	September 30,	June 30,	March 31,	December 31,	September 30,
(in thousands)	2022	2022	2022	2021	2021
Total loans:
Commercial non-real estate	$9,905,427	$9,645,092	$9,584,480	$9,612,460	$9,416,990
Commercial real estate - owner occupied	3,033,133	2,964,474	2,868,233	2,821,246	2,812,926
Total commercial and industrial	12,938,560	12,609,566	12,452,713	12,433,706	12,229,916
Commercial real estate - income producing	3,686,540	3,641,243	3,563,299	3,464,626	3,467,939
Construction and land development	1,541,257	1,408,727	1,286,655	1,228,670	1,213,991
Residential mortgages	2,843,723	2,615,807	2,462,900	2,423,890	2,351,053
Consumer	1,575,505	1,570,725	1,557,774	1,583,390	1,623,116
Total loans	$22,585,585	$21,846,068	$21,323,341	$21,134,282	$20,886,015

Commercial and industrial (“C&I”) loans, including both non-real estate and owner occupied real estate secured loans, totaled approximately $12.9 billion, or 57% of the total loan portfolio, at September 30, 2022, an increase of $329.0 million, or 3%, from June 30, 2022, and $504.9 million, or 4%, from December 31, 2021. The growth in the portfolio for all periods is net of the reduction in PPP loans due to repayment primarily through the SBA’s forgiveness program. Our commercial and Industrial loan growth was diverse across our footprint and industries.

The Bank lends mainly to middle market and smaller commercial entities, although it participates in larger shared credit loan facilities. Shared national credits funded at September 30, 2022 totaled approximately $2.6 billion, or 11% of total loans, an increase of $170 million from June 30, 2022 and $492 million at December 31, 2021. At September 30, 2022, approximately $503 million of our shared national credits were with healthcare-related customers, with the remainder in commercial real estate and other diverse industries.

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

	September 30,		June 30,		March 31,		December 31,		September 30,
	2022		2022		2022		2021		2021
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial & industrial loans:
Real estate and rental and leasing	$1,483,053	11%	$1,457,730	12%	$1,363,548	11%	$1,311,241	11%	$1,298,560	11%
Health care and social assistance	1,414,675	11%	1,283,176	10%	1,182,345	10%	1,284,578	10%	1,219,769	10%
Retail trade	1,156,774	9%	1,128,931	9%	1,104,686	9%	1,086,204	9%	1,069,225	9%
Manufacturing	1,118,510	9%	1,038,052	8%	984,699	8%	919,830	7%	928,041	8%
Construction	1,013,468	8%	1,026,278	8%	1,027,469	8%	923,040	7%	861,075	7%
Wholesale trade	996,690	8%	991,718	8%	856,534	7%	823,295	7%	808,252	7%
Finance and insurance	980,664	7%	913,300	7%	911,910	7%	896,105	7%	796,980	7%
Transportation and warehousing	854,893	7%	831,602	7%	771,865	6%	780,934	6%	785,367	6%
Professional, scientific, and technical services	692,848	5%	642,337	5%	662,559	5%	621,739	5%	521,965	4%
Accommodation, food services and entertainment	648,229	5%	664,282	5%	644,919	5%	595,698	5%	604,550	5%
Public administration	556,918	4%	570,032	5%	588,755	5%	596,301	5%	625,979	5%
Other services (except public administration)	404,684	3%	399,936	3%	401,243	3%	424,090	4%	421,884	3%
Information	327,587	3%	307,717	3%	286,132	2%	280,019	2%	245,933	2%
Educational services	268,245	2%	279,322	2%	274,848	2%	255,127	2%	251,383	2%
Energy	246,344	2%	246,961	2%	249,235	2%	266,235	2%	264,791	2%
Other	699,259	5%	676,877	5%	807,138	7%	838,211	7%	590,832	4%
Total commercial & industrial loans	12,862,841	99%	12,458,251	99%	12,117,885	97%	11,902,647	96%	11,294,586	92%
PPP loans	75,719	1%	151,315	1%	334,828	3%	531,059	4%	935,330	8%
Total commercial & industrial loans	$12,938,560	100%	$12,609,566	100%	$12,452,713	100%	$12,433,706	100%	$12,229,916	100%

Commercial real estate – income producing loans totaled approximately $3.7 billion at September 30, 2022, an increase of $45 million, or 1%, from June 30, 2022 and $222 million, or 6%, from December 31, 2021. Construction and land development loans, totaling approximately $1.5 billion at September 30, 2022, increased $133 million, or 9%, from June 30, 2022 and $313 million, or 25%, from December 31, 2021. The following table details the end-of-period aggregated commercial real estate – income producing and construction loan balances by property type. Loans reflected in 1-4 family residential construction include both loans to construction builders as well as single family borrowers.

	September 30,		June 30,		March 31,		December 31,		September 30,
	2022		2022		2022		2021		2021
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial real estate - income producing and construction loans:
Multifamily	$872,944	17%	$776,723	15%	$695,090	14%	$647,300	14%	$696,924	15%
Healthcare related properties	851,998	16%	879,474	18%	815,090	17%	766,338	16%	677,137	15%
Retail	803,300	15%	780,454	16%	793,126	17%	777,594	17%	756,619	16%
Industrial	602,739	12%	573,993	11%	568,886	12%	561,022	12%	577,988	12%
Office	585,614	11%	569,055	11%	554,005	11%	501,771	11%	487,510	10%
1-4 family residential construction	588,122	11%	548,286	11%	516,580	11%	469,690	10%	441,925	9%
Hotel/motel and restaurants	453,847	9%	448,949	9%	441,285	9%	437,241	9%	504,536	11%
Other land loans	222,723	4%	221,905	4%	214,446	4%	257,594	5%	291,415	7%
Other	246,510	5%	251,131	5%	251,446	5%	274,746	6%	247,876	5%
Total commercial real estate - income producing and construction loans	$5,227,797	100%	$5,049,970	100%	$4,849,954	100%	$4,693,296	100%	$4,681,930	100%

Our residential mortgages loan portfolio totaled $2.8 billion at September 30, 2022, up $228 million, or 9%, from June 30, 2022 and $420 million, or 17%, and from December 31, 2021. The increase in residential mortgage loans from the prior comparative periods is largely due to a lower percentage sold in the secondary market, partially offset by paydowns. The percentage of the originations sold in the secondary market was 21% in both the third and second quarters of 2022 and 35% in the fourth quarter of 2021.

The consumer loan portfolio totaled $1.6 billion at September 30, 2022, up $5 million, or less than 1%, from June 30, 2022, and down $8 million, or less than 1%, from December 31, 2021. Changes in the consumer loan portfolio balance include the impact of our exit from the indirect automobile lending market, where the existing portfolio is in run-off, declining $26 million linked-quarter and $88 million compared to December 31, 2021.

Management expects loan growth of approximately $200 million to $450 million in the fourth quarter, with full-year 2022 loan growth estimated to be about 8% to 9% over the December 31, 2021 balance of $21.1 billion.

Allowance for Credit Losses and Asset Quality

The Company's allowance for credit losses was $339.6 million at September 30, 2022, compared to $339.5 million at June 30, 2022, and $400.5 million at September 30, 2021 and $371.4 million at December 31, 2021.

The $0.1 million linked-quarter increase in the allowance for credit losses is attributable to $1.3 million of net charge-offs and a provision for credit losses of $1.4 million, reflective of a relatively consistent credit loss outlook on the portfolio as a whole and growth across the portfolios, particularly in commercial non-real estate, construction and land development, and mortgage segments. Both collectively evaluated reserves and individually evaluated reserves (generally used for nonperforming and troubled debt restructured loans) were virtually unchanged compared to the prior quarter. Risks related to the pandemic have mostly subsided, but uncertainty related to inflationary pressure and the outcome of the Federal Reserve’s monetary policy has resulted in a continued elevated reserve. Consistent with the prior period, the slower near-term growth S-2 scenario (anchored on the baseline) was weighted more heavily at 75% and the baseline scenario was weighted 25% to incorporate reasonably possible alternative economic outcomes. Both economic scenarios utilized have varying degrees of severity and duration of inflationary pressure, including volatility in commodities prices stemming from geopolitical unrest, and the consequences of the Federal Reserve's actions with regard to monetary policy, with the S-2 scenario reflecting a mild recession.

The September 2022 baseline forecast assumes the global oil market remains mostly balanced in 2023, allowing oil prices to gradually drop; the return to full-employment to be achieved in the coming months; GDP will grow in the second half of the year, with forecasted annual growth of 1.6% in 2022, 1.4% in 2023 and 2.6% in 2024; the Federal Funds rate will reach a target rate of 3.5% by the end of 2022, with the possibility of future rate increases and no rate cuts until 2025; and, future surges in COVID-19 infections will not have a significant impact upon economic conditions. The S-2 scenario assumes that the conflict between Russia and Ukraine spans longer than anticipated in the baseline scenario and leads to worsened supply chain issues and further boosting inflation. The Federal Reserve would in turn react with a more aggressive approach than assumed in the baseline scenario, generating greater corrections in equity and housing markets and declines in spending. As such, the S-2 scenario incorporates a mild recession beginning in the fourth quarter of 2022 that spans three quarters. Further, the S-2 scenario assumes that the return to full employment will not be achieved until the third quarter of 2024 and that an increase in the number of COVID-19 cases, hospitalizations and deaths will impede growth in spending on air travel, retail and hotels. Additional information on the Moody’s forecast is provided in the “Economic Outlook” section of this document.

In the third quarter of 2022, the provision for credit losses included a reserve build of $0.1 million, compared to a reserve release of $9.1 million in the second quarter of 2022 and release of $28.7 million in the third quarter of 2021. While economic growth, continued improvement in credit quality metrics and minimal credit losses allowed for the release of certain reserves during the preceding six quarters, current period loan growth and economic uncertainty resulted in a relatively flat allowance compared to the second quarter. Our allowance for credit loss coverage to total loans was 1.50% at September 30, 2022, compared to 1.55% at June 30, 2022, and 1.76% at December 31, 2021. While our reserve coverage to total loans declined linked quarter as a result of strong portfolio growth and stable credit metrics, it remains elevated compared to normalized levels, reflecting the current economic uncertainty.

The allowance for credit losses on the commercial portfolio was relatively unchanged at $279.1 million, or 1.54% of that portfolio, at September 30, 2022 compared to the June 30, 2022 allowance of $280.0 million, or 1.59%, primarily due to stable credit performance. Our residential mortgage allowance for credit loss increased modestly to $31.0 million, 1.09% of that portfolio at September 30, 2022, compared to $28.6 million, or 1.09%, at June 30, 2022, due to both growth in the portfolio and changes in certain forecasted economic variables. Our allowance for credit losses on the consumer portfolio was $29.5 million, or 1.88% at September 30, 2022, compared to $30.9 million, or 1.97%, at June 30, 2022.

Criticized commercial loans totaled $304.4 million at September 30, 2022, up $23.4 million, or 8%, from $281.0 million at June 30, 2022, and up $17.2 million, or 6% from $287.2 million at December 31, 2021. The increase in commercial criticized loans is the result of net activity where downgraded credits exceeded payoffs, paydowns, upgrades, and charge-offs during the quarter. Criticized loans are defined as those having potential weaknesses that deserve management’s close attention (risk-rated as special mention, substandard and doubtful), including both accruing and nonaccruing loans. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process. In addition, the Company often looks at portfolios of loans to determine if there are areas of risk not specifically identified in its loan by loan approach.

Net charge-offs were $1.3 million, or 0.02% of average total loans on an annualized basis in the third quarter of 2022, compared to net recoveries of $0.7 million, or (0.01)% of average total loans in the second quarter of 2022 and net charge-offs of $1.8 million, or 0.03% in the third quarter of 2021. Our commercial portfolio had net recoveries of $0.3 million and $1.6 million in the third and second quarters of 2022, respectively, while the third quarter of 2021 had net charge-offs totaling $0.5 million. Our residential mortgage portfolio had net recoveries of $0.9 million in the third quarter of 2022 and $0.4 million in both the second quarter of 2022 and the third quarter of 2021. Consumer net charge-offs were $2.5 million in the third quarter of 2022, $1.4 million in the second quarter of 2022, and $1.7 million in the third quarter of 2021.

The following table sets forth activity in the allowance for credit losses for the periods indicated:

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
(in thousands)	2022	2022	2021	2022	2021
Provision and Allowance for Credit Losses
Allowance for loan losses:
Allowance for loan losses at beginning of period	$308,175	$317,843	$399,668	$342,065	$450,177
Loans charged-off:
Commercial non real estate	2,619	1,088	3,437	6,366	32,369
Commercial real estate - owner-occupied	89	857	40	946	1,722
Total commercial & industrial	2,708	1,945	3,477	7,312	34,091
Commercial real estate - income producing	—	1,062	—	1,066	231
Construction and land development	—	3	11	3	267
Total commercial	2,708	3,010	3,488	8,381	34,589
Residential mortgages	42	18	11	102	218
Consumer	3,837	2,947	3,256	9,464	9,874
Total charge-offs	6,587	5,975	6,755	17,947	44,681
Recoveries of loans previously charged-off:
Commercial non real estate	2,857	4,461	2,392	9,460	6,579
Commercial real estate - owner-occupied	115	102	76	606	363
Total commercial & industrial	2,972	4,563	2,468	10,066	6,942
Commercial real estate - income producing	—	—	100	878	100
Construction and land development	6	58	384	132	1,548
Total commercial	2,978	4,621	2,952	11,076	8,590
Residential mortgages	936	466	496	1,463	933
Consumer	1,377	1,574	1,537	4,479	4,636
Total recoveries	5,291	6,661	4,985	17,018	14,159
Total net charge-offs (recoveries)	1,296	(686)	1,770	929	30,522
Provision for loan losses	(763)	(10,354)	(26,377)	(35,020)	(48,134)
Allowance for loan losses at end of period	$306,116	$308,175	$371,521	$306,116	$371,521
Reserve for Unfunded Lending Commitments:
Reserve for unfunded lending commitments at beginning of period	$31,303	$30,710	$29,524	$29,334	$29,907
Provision for losses on unfunded lending commitments	2,165	593	(578)	4,134	(961)
Reserve for unfunded lending commitments at end of period	$33,468	$31,303	$28,946	$33,468	$28,946
Total Allowance for Credit Losses	$339,584	$339,478	$400,467	$339,584	$400,467
Total Provision for Credit Losses	$1,402	$(9,761)	$(26,955)	$(30,886)	$(49,095)
Coverage Ratios:
Allowance for loan losses to period-end loans	1.36%	1.41%	1.78%	1.36%	1.78%
Allowance for credit losses to period-end loans	1.50%	1.55%	1.92%	1.50%	1.92%
Charge-offs ratios:
Gross charge-offs to average loans	0.12%	0.11%	0.13%	0.11%	0.28%
Recoveries to average loans	0.09%	0.12%	0.09%	0.11%	0.09%
Net charge-offs to average loans	0.02%	(0.01)%	0.03%	0.01%	0.19%
Net Charge-offs to average loans by portfolio
Commercial non real estate	(0.01)%	(0.14)%	0.04%	(0.04)%	0.35%
Commercial real estate - owner-occupied	(0.00)%	0.10%	(0.01)%	0.02%	0.06%
Total commercial & industrial	(0.01)%	(0.08)%	0.03%	(0.03)%	0.29%
Commercial real estate - income producing	—	0.12%	(0.01)%	0.01%	0.01%
Construction and land development	(0.00)%	(0.02)%	(0.12)%	(0.01)%	(0.15)%
Total commercial	(0.01)%	(0.04)%	0.01%	(0.02)%	0.20%
Residential mortgages	(0.13)%	(0.07)%	(0.08)%	(0.07)%	(0.04)%
Consumer	0.62%	0.35%	0.41%	0.43%	0.41%

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, troubled debt restructurings and foreclosed and surplus ORE and other foreclosed assets. Loans past due 90 days or more and still accruing are also disclosed.

	September 30,	June 30,	March 31,	December 31,	September 30,
(in thousands)	2022	2022	2022	2021	2021
Loans accounted for on a nonaccrual basis:
Commercial non-real estate	$3,563	$3,600	$4,065	$4,058	$7,167
Commercial non-real estate - restructured	965	1,230	1,247	2,915	2,781
Total commercial non-real estate	4,528	4,830	5,312	6,973	9,948
Commercial real estate - owner occupied	2,009	2,165	2,514	3,104	4,922
Commercial real estate - owner-occupied - restructured	228	228	235	1,817	1,798
Total commercial real estate - owner-occupied	2,237	2,393	2,749	4,921	6,720
Commercial real estate - income producing	1,814	1,842	1,880	5,377	4,167
Commercial real estate - income producing - restructured	69	74	76	81	82
Total commercial real estate - income producing	1,883	1,916	1,956	5,458	4,249
Construction and land development	349	676	578	837	1,230
Construction and land development - restructured	4	4	6	7	8
Total construction and land development	353	680	584	844	1,238
Residential mortgage	22,753	18,649	20,709	23,483	23,423
Residential mortgage - restructured	1,530	1,713	2,036	1,956	2,541
Total residential mortgage	24,283	20,362	22,745	25,439	25,964
Consumer	6,476	7,885	9,093	11,888	12,238
Consumer - restructured	47	—	—	—	—
Total consumer	6,523	7,885	9,093	11,888	12,238
Total nonaccrual loans	$39,807	$38,066	$42,439	$55,523	$60,357
Restructured loans - still accruing:
Commercial non-real estate	$316	$329	$494	$515	$480
Commercial real estate - owner occupied	—	—	—	—	—
Commercial real estate - income producing	—	—	—	—	—
Construction and land development	114	116	117	118	119
Residential mortgage	1,016	1,142	1,363	2,169	1,407
Consumer	479	905	929	986	1,065
Total restructured loans - still accruing	1,925	2,492	2,903	3,788	3,071
Total nonperforming loans	41,732	40,558	45,342	59,311	63,428
ORE and foreclosed assets	2,085	3,467	6,345	7,533	8,423
Total nonperforming assets (a)	$43,817	$44,025	$51,687	$66,844	$71,851
Loans 90 days past due still accruing	$2,600	$4,697	$4,258	$5,524	$9,970
Total restructured loans	$4,768	$5,741	$6,503	$10,564	$10,281
Ratios:
Nonaccrual loans to total loans	0.18%	0.17%	0.20%	0.26%	0.29%
Nonperforming assets to loans plus ORE and foreclosed assets	0.19%	0.20%	0.24%	0.32%	0.34%
Allowance for loan losses to nonaccrual loans and accruing loans 90 days past due	721.85%	720.66%	680.65%	560.33%	528.28%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	690.51%	680.97%	640.81%	527.59%	506.17%
Loans 90 days past due still accruing to loans	0.01%	0.02%	0.02%	0.03%	0.05%

(a)
Includes total nonaccrual loans, total restructured loans - still accruing and ORE and foreclosed assets.

Nonperforming assets totaled $43.8 million at September 30, 2022, down $0.2 million from June 30, 2022, and $23.0 million from December 31, 2021. Nonperforming loans increased $1.2 million compared to June 30, 2022, and decreased $17.6 million compared to December 31, 2021. The minimal increase in nonperforming loans compared to June 30, 2022 was largely attributable to downgrades, partially offset by payoffs and charge-offs. ORE and foreclosed assets were $2.1 million at September 30, 2022, down from $3.5 million at June 30, 2022, and $7.5 million at December 31, 2021. Nonperforming assets as a percentage of total loans, ORE and other foreclosed assets was 0.19% at September 30, 2022, down 1 bp from June 30, 2022, and 13 bps from December 31, 2021.

We expect to see low to modest charge-offs and provision for credit losses in the fourth quarter of 2022. Loan growth, portfolio mix, asset quality metrics and future assumptions in economic forecasts will drive the level of credit loss reserves.

Deposits

Deposits provide the most significant source of funding for our interest earning assets. Generally, our ability to compete for market share depends on our deposit pricing and our wide range of products and services that are focused on customer needs. In order to meet our customers’ needs, we offer high-quality banking services with convenient delivery channels, including online and mobile banking. We provide specialized services to our commercial customers to promote commercial deposit growth. These services include treasury management, industry expertise and lockbox services. Since early 2020, deposit levels have also been influenced by pandemic-driven factors, such as inflows from government stimulus payments, deposits related to funding PPP loans into business checking accounts and a slowdown in customer spending during the height of the pandemic. In the third quarter of 2022, in addition to expected seasonal contraction, we began to see outflows of some of the deposit bases built over the preceding two years, as spending levels have increased amid inflationary conditions, and increased competition for deposits as customers seek higher returns at other financial institutions and/or in other investment vehicles.

Total deposits were $29.0 billion at September 30, 2022, with noninterest-bearing deposits comprising nearly half of the total. Total deposits were down $915.2 million, or 3%, from June 30, 2022, and $1.5 billion from December 31, 2021. Average deposits for the third quarter of 2022 were $29.2 billion, down $799.3 million, or 3%, from the second quarter of 2022, $570.0 million, or 2%, from fourth quarter of 2021, and $56.7 million, or less than 1%, from the third quarter of 2021.

The following table shows the composition of our deposits at each date indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
(in thousands)	2022	2022	2022	2021	2021

Noninterest-bearing deposits	$14,290,817	$14,676,342	$14,976,670	$14,392,808	$13,653,366
Interest-bearing retail transaction and savings deposits	10,924,309	11,359,561	11,488,607	11,677,333	11,306,731
Interest-bearing public fund deposits:
Public fund transaction and savings deposits	2,737,074	2,832,720	2,962,811	3,216,651	2,938,943
Public fund time deposits	59,288	50,943	51,496	77,956	116,445
Total interest-bearing public fund deposits	2,796,362	2,883,663	3,014,307	3,294,607	3,055,388
Retail time deposits	934,866	937,676	1,010,935	1,091,959	1,183,482
Brokered time deposits	4,920	9,190	9,190	9,190	9,190
Total interest-bearing deposits	14,660,457	15,190,090	15,523,039	16,073,089	15,554,791
Total deposits	$28,951,274	$29,866,432	$30,499,709	$30,465,897	$29,208,157

Noninterest-bearing demand deposits were $14.3 billion at September 30, 2022, down $385.5 million, or 3%, from June 30, 2022, and $102.0 million, or 1%, from December 31, 2021. The linked-quarter decrease reflects a decline in noninterest-bearing commercial, consumer and public funds deposits due in part to typical seasonality, while the year-over-year changes are likely the result of pandemic and hurricane related cash inflows. Noninterest-bearing demand deposits comprised 49% of total deposits at September 30, 2022 and June 30, 2022, and 47% at December 31, 2021.

Interest-bearing transaction and savings accounts of $10.9 billion at September 30, 2022 were down $435.3 million, or 4%, from June 30, 2022, and $753.0 million, or 6%, from December 31, 2021. Interest-bearing public fund deposits totaled $2.8 billion at September 30, 2022, down $87.3 million, or 3%, from June 30, 2022, and $498.2 million, or 15%, from December 31, 2021. The linked quarter decrease in public funds also reflects a typical seasonal outflow. Retail time deposits totaled $0.9 billion at September 30, 2022, down $2.8 million, or less than 1%, from June 30, 2022, and $157.1 million, or 14%, from December 31, 2021. The decrease in time deposits from both periods was due in part to maturing retail and jumbo certificates of deposit which were not renewed, likely due to prevailing rates that reflect management’s strategic approach to controlling the cost of funds.

Management expects seasonal deposit growth in the fourth quarter, with year-end deposits expected to be down 3% to 4% from the December 31, 2021 level of $30.5 billion.

Short-Term Borrowings

At September 30, 2022, short-term borrowings totaled $1.5 billion, up $913.0 million, or 145%, from June 30, 2022, and down $202.2 million, or 12%, from September 30, 2021, and down $122.1 million, or 7%, from December 31, 2021. The increase from June 30, 2022 is primarily attributable to $1.0 billion of new floating-rate FHLB borrowings as a source of funding for loan growth amid some deposit contraction. While the variance from the December 31, 2021 is much less significant, it is reflective of repayment of $1.1 billion of low fixed-rate FHLB borrowings during the second and third quarters of 2022, and the addition of $1.0 billion in new floating-rate advances. The remaining variance for both periods is largely due to changes in customer repurchase agreements discussed below. Average short-term borrowings of $950.6 million in the third quarter of 2022 were down $273.6 million, or 22%, compared to the prior quarter, $741.0 million, or 45%, from the fourth quarter of 2021 and $661.7 million, or 41%, compared to the same quarter last year.

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

Long-Term Debt

Long-term debt totaled $236.4 million at September 30, 2022, down $3.7 million, or 2%, from June 30, 2022, and $7.8 million, or 3%, from December 31, 2021.

Long-term debt at September 30, 2022 includes subordinated notes payable with an aggregate principal amount of $172.5 million, a stated maturity of June 15, 2060, and a fixed rate of 6.25% per annum that qualify as Tier 2 capital of certain regulatory capital ratios. Subject to prior approval by the Federal Reserve, the Company may redeem these notes in whole or in part on any of its quarterly interest payment dates after June 15, 2025.

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

The contract amounts of these instruments reflect our exposure to credit risk. The Bank undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. At September 30, 2022, the Company had a reserve for unfunded lending commitments totaling $33.5 million.

The following table shows the commitments to extend credit and letters of credit at September 30, 2022 according to expiration date.

		Expiration Date
		Less than	1-3	3-5	More than
(in thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$10,285,394	$4,092,399	$2,425,858	$2,935,821	$831,316
Letters of credit	373,002	329,424	39,013	4,565	—
Total	$10,658,396	$4,421,823	$2,464,871	$2,940,386	$831,316

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

The following table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in rates at September 30, 2022. Shifts are measured in 100 basis point increments in a range from -500 to +500 basis points from base case, with -100 through +200 basis points presented in the table below. Our interest rate sensitivity modeling incorporates a number of assumptions including loan and deposit repricing characteristics, the rate of loan prepayments and other factors such as loan floors and the impact of off-balance sheet hedges. The base scenario assumes that the current interest rate environment is held constant over a 24-month forecast period and is the scenario to which all others are compared in order to measure the change in net interest income. Policy limits on the change in net interest income under a variety of interest rate scenarios are approved by the Board of Directors. All policy scenarios assume a static volume forecast where the balance sheet is held constant, although other scenarios are modeled.

	Estimated Increase
	(Decrease) in NII
Change in Interest Rates	Year 1	Year 2
(basis points)
-100	-4.55%	-7.11%
+100	4.10%	6.56%
+200	8.14%	13.02%

The results indicate a moderate level of asset sensitivity across most scenarios driven primarily by a large volume of variable rate loans indexed to short-term rates and a funding mix which has a high composition of non-interest bearing and lower rate sensitive deposits. When deemed to be prudent, management has taken actions to mitigate exposure to interest rate risk with on- or off-balance sheet financial instruments and intends to do so in the future. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes.

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

The Bank has adopted several replacement benchmarks to use in place of LIBOR benchmark rates, with AMERIBOR along with Chicago Mercantile Exchange Inc. (“CME”) Term SOFR and FRB-NY SOFR as the primary rates. The replacement benchmark rates adopted by the Bank have been affirmed to comply with the 19 principles set forth by the International Organization of Securities Commissions ("IOSCO") for Financial Benchmarks, and it further provides the Bank confidence these replacement benchmarks are based on transparent, market-based transactions. The Bank began using these replacement benchmarks towards the end of the third quarter of 2021.

At September 30, 2022, approximately 26% of our loan portfolio consisted of variable rate loans tied to LIBOR, along with related derivatives and other financial instruments.

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective.

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has in place a Board approved stock buyback program whereby the Company is authorized to repurchase up to 4.3 million shares of its common stock through the program’s expiration date of December 31, 2022. The program allows the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions. Following is a summary of repurchases during the three months ended September 30, 2022.

	Total number of shares or units purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under such plans or programs
July 1, 2022 - July 31, 2022	—	$—	—	2,695,756
August 1, 2022 - August 31, 2022	16,497	$48.23	16,497	2,679,259
September 1, 2022 - September 30, 2022	33,503	$47.96	33,503	2,645,756
	50,000	$48.05	50,000

Item 6. Exhibits

(a) Exhibits:

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Hancock Whitney Corporation		8-K	3.1	11/03/2022
3.2	Second Amended and Restated Bylaws of Hancock Whitney Corporation		8-K	3.2	11/03/2022
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File	X

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

November 3, 2022