Form 10-K
period 2022-12-31
HANCOCK WHITNEY CORP
filed 2023-02-27
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36872

Hancock Whitney Corporation

(Exact name of registrant as specified in its charter)

Mississippi	64-0693170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Hancock Whitney Plaza, 2510 14th Street, Gulfport, Mississippi	39501
(Address of principal executive offices)	(Zip Code)

(228) 868-4727

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, par value $3.33 per share	HWC	The NASDAQ Stock Market, LLC
6.25% Subordinated Notes	HWCPZ	The NASDAQ Stock Market, LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $3.8 billion based upon the closing market price on NASDAQ on June 30, 2022. For purposes of this calculation only, shares held by nonaffiliates are deemed to consist of (a) shares held by all shareholders other than directors and executive officers of the registrant plus (b) shares held by directors and officers as to which beneficial ownership has been disclaimed.

On January 31, 2023, the registrant had 85,983,593 shares of common stock outstanding.

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

Hancock Whitney Corporation

Glossary of Defined Terms

Entities:

Hancock Whitney Corporation – a financial holding company registered with the Securities and Exchange Commission

Hancock Whitney Bank – a wholly-owned subsidiary of Hancock Whitney Corporation through which Hancock Whitney Corporation conducts its banking operations

Hancock Whitney Investment Services – a wholly owned subsidiary of Hancock Whitney Corporation, through which Hancock Whitney Corporation conducts limited broker-dealer services

Company – Hancock Whitney Corporation and its consolidated subsidiaries

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

ASU– Accounting standards update

ATM – Automated teller machine

Basel III - Basel Committee's 2010 Regulatory Capital Framework (Third Accord)

Beta – amount by which deposit or loan costs change in response to movement in short-term interest rates

BOLI – Bank-owned life insurance

bp(s) – basis point(s)

C&I – Commercial and industrial loans

CAMT – Corporate Alternative Minimum Tax

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

CME - Chicago Mercantile Exchange

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

CET1 – Common equity tier 1 capital as defined by Basel III capital rules

DEI – Diversity, equity and inclusion

DIF – Deposit Insurance Fund

Dodd-Frank Act – The Dodd-Frank Wall Street Reform and Consumer Protection Act

ESG – Environmental, Social and Governance; term used in discussion of risks and corporate policies related to those items

Excess Liquidity - deposits held at the Federal Reserve above $200 million, plus excess investments in the securities portfolio above normal cash flows

FASB – Financial Accounting Standards Board

FDIC – Federal Deposit Insurance Corporation

FDICIA – Federal Deposit Insurance Corporation Improvement Act of 1991

Federal Reserve Board – The 7-member Board of Governors that oversees the Federal Reserve System, establishes monetary policy (interest rates, credit, etc.), and monitors the economic health of the country. Its members are appointed by the President, subject to Senate confirmation, and serve 14-year terms.

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

IRA – Inflation Reduction Act of 2022

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

NOL – Net operating loss

NSF – Non-sufficient funds

OCI – Other comprehensive income or loss

OD – Overdraft

ORE – Other real estate defined as foreclosed and surplus real estate

PCD – Purchased credit deteriorated loans, as defined by ASC 326

PPNR – Pre-provision net revenue, a non-GAAP measure

PPP– Paycheck Protection Program, a loan program administered by the Small Business Administration designed to provide a direct incentive for small business to keep workers on payroll during interruptions caused by the COVID-19 pandemic

Reference rate reform – Refers to the global transition away from LIBOR and other interbank offered rates toward new reference rates that are more reliable and robust

Repos – Securities sold under agreements to repurchase

SBA – Small Business Administration

SBIC - Small Business Investment Company

SEC – U.S. Securities and Exchange Commission

Securities Act – Securities Act of 1933, as amended

Short-term Investments - the sum of Interest-bearing bank deposits and Federal funds sold

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

Volcker Rule – Section 619 of the Dodd-Frank Act and regulations promulgated thereunder, as applicable

PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning and protections of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are set forth in this Annual Report on Form 10-K and in other reports or documents that we file from time to time with the SEC and include, but are not limited to, the following:

•
general economic and business conditions in our local markets, including conditions affecting employment levels, interest rates, inflation, supply chains, the threat of recession, volatile equity capital markets, collateral values, customer income, creditworthiness and confidence, spending and savings that may affect customer bankruptcies, defaults, charge-offs and deposit activity; and the impact of the foregoing on customer and client behavior (including the velocity of loan repayment); as well as any ongoing impact of the COVID-19 pandemic on the economy and our operations;
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
•
changes in the cost and availability of funding due to changes in the deposit market and credit market;
•
success of revenue-generating and cost reducing initiatives;
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
•
risks related to our implementation of new lines of business, new products and services, new technologies, and expansion of our existing business opportunities;
•
projected tax rates;
•
future profitability;
•
purchase accounting impacts, such as accretion levels;
•
our ability to identify and address potential cybersecurity risks on our systems and/or third party vendors and service providers on which we rely, heightened by increased use of our virtual private network platform, including data security breaches, credential stuffing, malware, “denial-of-service” attacks, “hacking” and identity theft, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation;
•
our ability to receive dividends from Hancock Whitney Bank could affect our liquidity, including our ability to pay dividends or take other capital actions;
•
the risk that we may be required to make substantial expenditures to keep pace with regulatory initiatives and the rapid technology changes in the financial services market;
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
•
risks related to environmental, social and governance ("ESG") legislation, rulemaking, activism and litigation, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations; and
•
changes in laws and regulations affecting our businesses, including governmental monetary and fiscal policies, legislation and regulations relating to bank products and services, the possibility that the U.S. could default on its debt obligations, as well as changes in the enforcement and interpretation of such laws and regulations by applicable governmental and self-regulatory agencies, which could require us to change certain business practices, increase compliance risk, reduce our revenue, impose additional costs on us, or otherwise negatively affect our businesses.

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

ITEM 1. BUSINESS

ORGANIZATION

Hancock Whitney Corporation (the “Company”) is registered with the Federal Reserve as a bank holding company and has elected to be treated as a financial holding company under the Bank Holding Company Act of 1956, as amended. The Company provides comprehensive financial services through its bank subsidiary, Hancock Whitney Bank (the “Bank”), a Mississippi state bank, and other nonbank affiliates. Our principal executive offices are located at 2510 14th Street, Gulfport, Mississippi, 39501, and our telephone number is (800) 522-6542. Our common stock trades on the Nasdaq Global Select Market under the ticker symbol “HWC.”

At December 31, 2022, our balance sheet totaled $35.2 billion, with loans of $23.1 billion and deposits of $29.1 billion.

NATURE OF BUSINESS AND MARKETS

The Bank offers a broad range of traditional and online banking services to commercial, small business and retail customers, providing a variety of transaction and savings deposit products, treasury management services, secured and unsecured loan products (including revolving credit facilities), letters of credit and similar financial guarantees. The Bank provides trust and investment management services to retirement plans, corporations and individuals and provides its customers access to investment advisory and brokerage products.

We offer other services through bank and nonbank subsidiaries. The Bank’s subsidiaries Hancock Whitney Equipment Finance, LLC and Hancock Whitney Equipment Finance and Leasing, LLC, provide commercial finance products to middle market and corporate clients, including leases and related structures. We have other subsidiaries of the bank for purposes such as facilitating investments in new market tax credit activities and holding certain foreclosed assets. Our holding company's nonbank subsidiary, Hancock Whitney Investment Services, Inc., provides customers access to fixed annuity and life insurance products, investment advisory services and also participates in select underwriting transactions, primarily for banking clients.

We operate primarily in the Gulf South region of the U.S., comprised of southern and central Mississippi; southern and central Alabama; southern, central and northwest Louisiana; the northern, central, and panhandle regions of Florida; and certain areas of east and northeast Texas, including the Houston, Beaumont, Dallas, and San Antonio areas, among others. We also operate loan production offices in Nashville, Tennessee and the metropolitan area of Atlanta, Georgia. At December 31, 2022, we had 177 banking locations and 226 ATMs across our footprint. Our operating strategy is to provide customers with the financial sophistication and range of products of a regional bank, while successfully retaining the commercial appeal and level of service of a community bank.

Our priority is to continue to grow revenue in our existing markets with controlled expenses while providing five-star service through enhanced technology and processes that make banking simpler for our clients. We have and will continue to invest in promoting new and enhanced products that contribute to the goals of continuing to diversify our sources of revenue from both new and existing clients. We also continue to evaluate future acquisition opportunities that have the potential to increase shareholder value, provided overall economic conditions and our capital levels would support such a transaction.

Additional information regarding the Company and the Bank is available at investors.hancockwhitney.com.

Loan Production, Underwriting Standards and Credit Review

The Bank’s primary lending focus is to provide commercial, consumer and real estate loans to consumers, small and middle market businesses, and corporate clients in the markets and sectors served by the Bank. We seek to provide quality loan products that are attractive to the borrower and profitable to the Bank. We look to build strong, profitable client relationships over time and maintain a strong presence and position of influence in the communities we serve. Through our relationship-based approach, we have developed a deep knowledge of our customers and the markets in which they operate. We continually work to ensure a consistent lending process across our banking footprint, to strengthen the underwriting criteria we employ to evaluate new loans and loan renewals, and to diversify our loan portfolio in terms of type, industry and geographical concentration. We believe that these measures position the Bank to meet the credit needs of businesses and consumers in the markets we serve while pursuing a balanced strategy of loan profitability, growth and credit quality.

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
•
commercial real estate and commercial and industrial underwriting guidelines (including minimum debt service coverage ratio, maximum amortization, minimum equity requirements, and maximum loan-to-value ratios);
•
lending limits; and
•
credit approval authorities.

Additionally, our loan concentration policy sets limits and manages our exposures within specified concentration tolerances, including those to particular borrowers, foreign entities, industries, and property types for commercial real estate. This policy sets standards for portfolio risk management and reporting, monitoring of large borrower concentration limits and systematic tracking of large commercial loans and our portfolio mix. We continually monitor our concentration of commercial real estate, healthcare, shared national credits, leveraged loans and energy-related loans to ensure the mix is consistent with our risk tolerance. In addition, we also employ enhanced due diligence on select customers, portfolios, industry sectors and concentrations as economic, weather or other risk events occur to ensure alignment between credit risk appetite and concentration risk management. We define concentration as the total of funded and unfunded commitments as a percentage of total Bank capital (as defined for risk-based capital ratios). Portfolio segment concentrations (shown as a percentage of risk-based capital) as of December 31, 2022 are as follows:

Portfolio Segment Concentrations

•
Commercial non-real estate — 457%
•
Commercial real estate - owner occupied — 90%
•
Commercial real estate-income producing — 106%
•
Construction and land development — 108%
•
Residential mortgage — 87%
•
Consumer — 99%

The following details the more significant industry concentrations for commercial non-real estate and owner occupied real estate included above (shown as a percentage of risk-based capital) as of December 31, 2022:

Significant Industry Concentrations

•
Real estate and rental and leasing — 60%
•
Healthcare and social assistance — 53%
•
Construction — 52%
•
Manufacturing — 51%
•
Wholesale trade — 46%
•
Finance and insurance — 43%
•
Retail trade — 43%
•
Transportation and warehousing — 34%
•
Professional, scientific and technology services — 33%
•
Accommodation and food services — 17%
•
Government and public administration — 16%
•
Other services (except public administration) — 16%
•
Information — 14%
•
Mining, quarrying and oil and gas extraction — 13%
•
Education Services — 13%
•
Utilities — 10%

Our underwriting process is structured to require oversight that is proportional to the size and complexity of the lending relationship. We delegate designated regional managers, relationship managers, and credit officers loan authority that can be utilized to approve credit commitments for a single borrowing relationship. The limit of delegated authority is based upon the experience, skill and training of the relationship manager or credit officer. Certain types and sizes of loans and relationships must be approved by either one of the Bank’s centralized underwriting units or by Regional or Senior Regional Commercial Credit Officers, either individually or jointly with another member of the Executive Credit Officer group, depending upon the overall size of the borrowing relationship.

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

The following briefly describes the composition of our loan portfolio by segment:

Commercial and industrial

The Bank offers a variety of commercial loan services to a diversified customer base over a range of industries, including wholesale and retail trade in various durable and nondurable products, manufacturing of such products, financial and professional services, healthcare services, marine transportation and maritime construction, and energy, among others. Commercial and industrial loans are made available to businesses for working capital (including financing of inventory and receivables), business expansion, to facilitate the acquisition of a business, and for the purchase of equipment and machinery, including equipment leasing, among other items.

Commercial non-real estate loans may be secured by the assets being financed or other tangible or intangible business assets such as accounts receivable, inventory, enterprise value or commodity interests, and may incorporate a personal or corporate guarantee; however, some short-term loans may be made on an unsecured basis, including a relatively small portfolio of corporate credit cards, generally issued as a part of overall customer relationships. Asset-based loans, such as accounts receivables and business inventory secured loans, may have limits on borrowing that are based on the collateral values. Our source of repayment for asset-based loans is generally the conversion of those assets to cash and may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

Commercial non-real estate loans also include loans made under the Small Business Administration’s (SBA) Paycheck Protection Program (PPP) to provide assistance to businesses impacted by the COVID-19 pandemic. The PPP loan program began in early 2020 and closed for new originations in 2021. PPP loans are guaranteed by the SBA and are forgivable to the debtor upon satisfaction of certain criteria. The loans bear interest at 1% per annum and have two or five year terms, depending on the date of origination. These loans also earn an origination fee of 1% to 5%, depending on the loan size, that is deferred and amortized over the estimated life of the loan using the effective yield method. The PPP loans that we originated have been largely repaid as of December 31, 2022.

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

Repayment of commercial real estate – income producing loans is generally dependent on the successful operation of the property securing the loan. Commercial real estate loans may be adversely affected by conditions in the real estate markets or in the general economy. The properties securing the commercial real estate – income producing portfolios are diverse in terms of type and geographic location. We monitor and evaluate these loans based on collateral, geography and risk grade criteria. This portfolio has experienced minimal losses in the last several years; however, past experience has shown that commercial real estate conditions can be volatile, particularly during economic downturns, so we actively monitor concentrations within this portfolio segment, among others.

Construction and land development

Construction and land development loans are made to facilitate the acquisition, development, improvement and construction of both commercial and residential-purpose properties. Such loans are generally made to builders and investors where repayment is expected to be made from the sale, refinance or operation of the property or to businesses to be used in their operations.

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

Residential Mortgages

Residential mortgages consist of closed-end loans secured by first liens on 1- 4 family residential properties. The portfolio includes both fixed and adjustable rate loans, although most longer-term, fixed-rate loans originated are generally sold in the secondary mortgage market, depending on current strategies. The sale of fixed-rate mortgage loans allows the Bank to manage the interest rate risks related to such lending operations.

Consumer

Consumer loans include second lien mortgage home loans, home equity lines of credit and nonresidential consumer purpose loans. Nonresidential consumer loans include both direct and indirect loans. Direct nonresidential consumer loans are made to finance the purchase of personal property, including automobiles, recreational vehicles and boats, and for other personal purposes (secured and unsecured), and deposit account secured loans. Indirect nonresidential loans include automobile financing provided to the consumer through an agreement with automobile dealerships, though we are no longer engaged in this type of lending and the remaining portfolio continues to decline. Consumer loans also include a relatively small portfolio of credit card receivables issued on the basis of applications received through referrals from the Bank’s branches, online and other marketing efforts.

The Bank approves consumer loans based on income and financial information submitted by prospective borrowers as well as credit reports collected from various credit agencies. Financial stability and credit history of the borrower are the primary factors the Bank considers in granting such loans. The availability of collateral and whether the borrower is located in the Bank’s primary market areas are also factors considered in making such loans.

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

The investments subcommittee of the asset/liability committee (ALCO) is responsible for the oversight, monitoring and management of the investment portfolio. The investments subcommittee is also responsible for the development of investment strategies for the consideration and approval of ALCO, including purchases, sales, classification as either available for sale or held to maturity, and hedging activities. Final authority and responsibility for all aspects of the conduct of investment activities rests with the Board Risk Committee, all in accordance with the overall guidance and limitations of the investment policy. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Enterprise Risk Management,” for further discussion.

Deposits

The Bank has several programs designed to attract deposit accounts from consumers and businesses at interest rates generally consistent with market conditions. Deposits are the most significant funding source for the Company’s interest-earning assets. Interest paid on deposits represents a significant component of our interest expense. Deposits are attracted principally from clients within our retail branch network through the offering of a broad array of deposit products to individuals and businesses, including noninterest-bearing demand deposit accounts, interest-bearing transaction accounts, savings accounts, money market deposit accounts, and time deposit accounts. Terms vary among deposit products with respect to commitment periods, minimum balances and applicable fees. Interest rates offered on interest-bearing deposits are determined based on a number of factors, including, but not limited to, (1) interest rates offered in local markets by competitors, (2) current and expected economic conditions, (3) anticipated future interest rates, (4) the expected amount and timing of funding needs, and (5) the availability and cost of alternative funding sources. Deposit flows are generally controlled primarily through pricing, and to a lesser extent, through promotional activities. Deposit levels have also been influenced by other factors such as pandemic-driven inflows from government stimulus payments and PPP loan proceeds, general changes in consumer and business spending behavior, including as a result of inflation and recessionary concerns, and inflows from hurricane-related insurance proceeds, among other things. Management believes that the rates that it offers on deposit accounts are generally competitive with other financial institutions in the Bank’s market areas. Client deposits are attractive sources of funding because of their stability and low relative cost. Deposits are regarded as an important part of the overall client relationship.

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

Brokered deposits, including time deposits and money market accounts, totaled $5 million at December 31, 2022. Brokered deposits are funds which the Bank obtains through deposit brokers who sell participations in a given bank deposit account or instrument to one or more investors. These brokered deposits are fully insured by the FDIC because they are participated out by the deposit broker in shares of $250,000 or less. Brokered deposit issuances are approved by ALCO as one component of its funding strategy to support ongoing asset growth until such time as customer deposit growth ultimately replaces the brokered deposits. Given our funding position, the Company has not renewed maturing brokered deposits and has held only limited balances in recent years. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the Bank may continue to accept brokered deposits as long as it is either “well-capitalized” or “adequately-capitalized.”

Trust Services

The Bank, through its trust department, offers a full range of trust services on a fee basis. In its trust capacities, the Bank provides investment management services on an agency basis and acts as trustee for pension plans, profit sharing plans, corporate and municipal bond issues, living trusts, life insurance trusts and various other types of trusts created by or for individuals, businesses, and charitable and religious organizations. At December 31, 2022, the trust department of the Bank had approximately $29.9 billion of assets under administration, comprised of investment management and investment advisory agency accounts of $5.2 billion and other custody and safekeeping accounts of $9.1 billion, corporate trust accounts of $6.5 billion, and personal, employee benefit, estate and other trust accounts totaling $9.1 billion.

HUMAN CAPITAL RESOURCES

Our employees, whom we refer to as associates, are our most valuable asset. Associates are the collective face, voice and spirit of our organization. To the people and communities we serve, our associates are Hancock Whitney. Our century-old culture and core values are the consistent beacon that guides how our associates carry on our legacy with honor, integrity and service. Additionally, the policies and practices we define for associates further reinforce the founding principles fundamental to who we are and how we do business. The diversity of our associates makes us a stronger and more resilient company, one that fosters a culture of inclusion and belonging and one that supports our associates, clients, communities and shareholders in achieving their goals and dreams.

We promise our associates an inclusive environment where they can grow, they have a voice, and they are important. We are committed to providing an associate experience and total rewards package that attracts, develops and retains top quality talent. We continually review and develop strategies that support the needs of our associates while balancing business needs. In 2022, the Company’s human capital strategy continued to focus on evolving to meet the ever-changing needs of our associates, responding to a challenging labor market with increased competition for talent and labor shortages, and supporting various initiatives to improve operations and overall efficiency while maintaining our commitment to our clients, communities and shareholders.

A strong and impactful human capital program begins at the top. Our Board of Directors oversees our overall corporate strategy and sets the tone for our culture, values and high ethical standards, and through its Committees, holds management accountable for results. Beginning in 2021, the Board expanded the scope of our Compensation Committee beyond its traditional compensation-focused role to include oversight of all human capital management efforts within Hancock Whitney. Since this expansion, the Compensation Committee has been provided periodic updates on the Company's human capital management efforts including talent acquisition and retention; talent and performance management; learning and development; total rewards; associate well-being; and diversity, equity and inclusion. In 2022, the Compensation Committee further strengthened its oversight of these areas through the implementation of a human capital management dashboard that it reviews periodically throughout the year. The dashboard includes a mixture of trending and point-in-time metrics designed to provide information and analysis of workforce demographics; talent acquisition; workforce stability; and total rewards and associate programs.

Workforce Demographics

As of December 31, 2022, the Company had 3,627 full-time equivalent associates, predominately located in our core footprint of Mississippi, Louisiana, Alabama, Florida, Texas and Tennessee, compared to 3,486 associates as of December 31, 2021. Approximately 45% of associates were employed in Consumer Banking, 11% in Commercial Banking, 9% in Wealth Management, and 35% in Treasury, Operations, and Other Corporate Business & Administration, respectively. As of December 31, 2022, approximately 68% of our associates self-identified as a female and approximately 28% self-identified as a person of color. In 2022, approximately 74% of our new hires self-identified as female and approximately 45% of new hires self-identified as people of color.

Diversity, Equity and Inclusion

Diversity, Equity and Inclusion (DEI) are fundamental to our purpose and essential to executing our mission. We pledge exceptional service to our clients and communities and believe our commitment to DEI further strengthens our ability to meet the needs of our associates, communities, clients and shareholders. Different perspectives, backgrounds, and experiences produce stronger teams and collaborative innovation resulting in improved overall organizational performance. This wider range of influence and diverse thought allows us to better serve the people and communities depending on us.

Our commitment to DEI starts at the top of our organization, supported through oversight by the Compensation Committee of the Hancock Whitney Corporation Board of Directors. Underscoring our ongoing commitment to championing a culture of inclusion and belonging, the Company established a DEI Council sponsored by the President and CEO in 2018, which consists of associates from a variety of locations, business segments, genders, races, ethnicities, tenures and experiences who work together as thought leaders to promote and foster an inclusive workplace culture that appreciates differences and values all perspectives. Additionally, the Company named a Director of DEI in 2020 to serve as a champion and dedicated resource to lead the organization’s DEI efforts. The Director of DEI and the Chief Human Resources Officer serve as chair and co-chair, respectively, of the DEI Council and partner with Company leaders on strategies to foster a diverse and inclusive workplace that attracts, develops and retains top talent, regardless of race, color, religious beliefs, national origin, ancestry, citizenship, sex, gender, sexual orientation, gender identity, marital status, age, disability, genetic information, protected veteran status or any other dimension of diversity. We monitor and track the progress of our efforts and regularly implement programs and practices to support a diverse and inclusive workplace.

Continuing on our efforts to build and attract a diverse workforce in 2022, we continued to cultivate new relationships, strengthened existing partnerships, and enhanced diverse recruiting efforts with key organizations. We were intentional with our campus recruiting, internship, and programming efforts across the footprint to expand our diverse talent pool. We continued efforts at historically black colleges and universities through funding of scholarships and programs to support Black students. We revitalized the corporate internship program providing an inclusive experience that uniquely incorporates mentorship, financial literacy, community connection, and diversity learning opportunities across the organization and footprint. We proudly hosted the 2022 class of interns consisting of 56% females and 56% people of color, expanding our diverse pool of future talent and campus advocates. Additionally, we partnered with diverse external professional organizations such as Hispanic Chamber of Commerce, Gulf Coast Equality Council, and Families Helping Families and leveraged our associates for candidate referrals to expand our candidate pipeline.

Further supporting, developing, and celebrating the existing workforce, associates are provided diversity education, experiences and resources to help inspire behaviors that contribute to an inclusive, high-performing culture in which all associates may thrive. In 2022, the Company enhanced its diversity-learning opportunities with new platforms designed to listen and learn directly from the voices and experiences of our associates including Living Room Conversations, Cultural Tasting Series, Understanding Cultural Bias Training, and Associate Spotlights featuring New Associates, Women of Excellence, Random Acts of Kindness, and Living Our Core Values to help drive inclusive behaviors and inspire a growth mindset. Additionally, we continued our increased focus on associate volunteer activities tied to strengthening DEI within our footprint.

Total Rewards

We strive to provide a comprehensive total rewards package that meets the various needs of our associates including market-competitive pay and robust benefit options that attract and retain top talent. To ensure our total rewards programs remain competitive, we engage in nationally recognized third-party compensation and benefits surveys and utilize the expertise of an independent executive compensation firm, an outside benefits broker, and benefits consulting firms. These resources are used to objectively evaluate our compensation and benefits packages and benchmark them against industry peers and similarly situated organizations on an annual basis.

Our compensation philosophy is a performance-based strategy which aligns our programs with our business goals and objectives. Base salaries are established considering competitive market rates for specific roles as well as the experience and performance levels of our associates. In January 2022, we increased our minimum base pay for entry positions to $15.50 per hour and continue to monitor and assess the competitiveness of our base pay through benchmarking of our base salaries to those of our peers. The Company rewards associates for individual performance through merit-based compensation increases and provides additional opportunities for financial advancement through promotions and various incentive opportunities.

We promote a pay-for-performance philosophy and motivate a majority of our associate population with incentive compensation designed to drive strategies, behaviors and business goals while effectively balancing risk and reward. We also use long-term incentive compensation to attract and retain top talent while keeping associates focused on long-term company performance, significant milestone achievements and creation of shareholder value.

We recognize the well-being of our associates is critical to the success of the organization. We offer a competitive and comprehensive benefits program to support associates throughout all life stages. Our benefits include comprehensive health, dental, life and disability coverage that are funded in whole or in part by the Company as well as a 401(k) plan featuring a company match of a dollar-for-dollar on the first one percent and 50 cents on the dollar on the next five percent of associate contributions and a fixed employer contribution of two percent of pay for associates who do not participate in our grandfathered pension program. We also provide our associates with programs and tools to support their overall well-being including paid time off, personal health advocate, employee assistance, behavioral assistance and tuition reimbursement programs, as well as a range of resources to support the well-being of our associates and their families throughout the full spectrum of their lives and career journeys.

Talent Acquisition, Development and Retention

The Company is dedicated to attracting, developing and retaining exceptional talent and strives to keep associates motivated, rewarded and appreciated through our commitment to DEI, competitive total rewards packages and career development. Of the approximately 1,437 requisitions filled in 2022, 40% were filled by internal associates. Approximately 14% of our workforce received a promotion in 2022, consisting of 77% females and 33% people of color.

Recognizing the development of our associates is critical to our success, the Company invests in resources to ensure associates have access to the tools needed to do their jobs effectively and succeed within the organization, including technical, skills-based, management and leadership programs, as well as formal talent, performance management and succession planning processes. Through customized learning plans, associates are provided targeted resources to ensure they gain the knowledge and skills needed to successfully perform their duties in accordance with the Company’s practices. Associates also have access to a full suite of optional classes and self-directed resources to personalize career development and prioritize their unique needs and growth opportunities. Additionally, the Company also supports the use of external resources such as professional conferences, specialized seminars, banking schools and other development and leadership programs to supplement associates’ professional development and provides a tuition assistance program for those seeking to deepen their education at undergraduate and graduate levels.

Health, Safety and Well-Being

At Hancock Whitney, supporting the overall health, safety, and well-being of our associates are top priorities for the Company and some of the most valuable investments we make as a company. We are committed to providing robust, competitive benefits and programs that support associates in all aspects and stages of life. We continually explore opportunities for new or enhanced benefits and other programs to better support the overall well-being of our associates.

Our benefits and programs are designed around five key pillars of well-being:

•
Physical: Maintaining a healthy and safe lifestyle
•
Emotional: Reaching greater balance in mind and spirit
•
Financial: Achieving financial goals and dreams
•
Social: Connecting with others and community
•
Career: Growing and developing a meaningful career

Supplementing our various benefit plans and programs, the Hancock Whitney Associate Assistance Fund provides assistance for associates with personal and financial needs during time of unexpected or unavoidable emergencies or disasters. The fund is managed by the Gulf Coast Community Foundation and funded by contributions from the Company as well as associates, board members and partner organizations.

Rooted in the Gulf South, our Company and associates are frequently impacted by hurricanes and other storms. We believe it is paramount to provide relief and recovery resources to help associates and their families remain safe and recover quickly when a storm hits. Throughout the year, especially during hurricane season, we encourage associates to prepare for inclement weather and natural disasters. We provide associates with resources to prepare and respond including the American Red Cross, Employee Assistance Program, and Hancock Whitney Associate Assistance Fund. We periodically prompt associates to review and update contact information and emergency contact information in our HR system to ensure that they receive Company communications and outreach during emergency situations.

We remain committed to providing a safe, secure environment for our associates and clients. We continuously remind associates of their critical role in maintaining a safe and secure working environment. Trainings and communications are provided to educate and reinforce our safety and security protocols including safely accessing facilities and workspaces; safeguarding information and devices; and preventing, detecting, and reporting crimes and suspicious activities.

Engagement

We strive to create a culture of engagement where each associate knows they are important, valued, and can grow. We engage our associates through various channels including written, digital and face-to-face communications with targeted audiences ranging from all associates to core leaders, teams and one-on-ones. We encourage continuous open communication with our associates and leaders where input is welcomed through an environment of mutual respect and trust. We promote a workplace focused on gratitude and appreciation through our Value of You recognition program, Community Connection volunteer program as well as other associate campaigns throughout the year.

We periodically conduct associate engagement surveys to measure our associates' connection and commitment to the Company and its goals. In 2022, we conducted an anonymous online associate engagement survey to measure associate engagement and collect associate feedback. During the survey, associates answered questions and provided comments to capture their feelings about the Company, leadership, and their team. The survey results indicated overall associate engagement compared favorably to peer benchmark comparisons for the financial services industry and our regional footprint. Using the results of the engagement survey, leaders are able to identify strengths and opportunities for growth within their teams as well as the overall organization to further strengthen our culture and better meet the needs of our associates.

Open Communication

Our Open Communication Policy cultivates a culture of open and honest communication between managers and associates as a day-to-day business practice. Managers set the tone of the workplace by welcoming input from associates in an environment of mutual respect and trust. We believe this process helps to define any issue and work toward resolving it in an informal manner.

We encourage associates to work with their immediate managers to resolve questions, conflicts and disputes. If concerns involve the immediate manager, or if the issue has not been resolved appropriately, associates may escalate the issue to the next-level manager and ultimately Human Resources.

Integrity in Action

Upholding the core values of Honor & Integrity, Strength & Stability and Personal Responsibility and further protecting our clients, associates, and Company’s financial safety and soundness, our associates are expected to conduct business in a lawful, ethical and fair manner. All associates are strongly encouraged to report ethical concerns related to matters such as accounting, internal controls, auditing, discrimination, and harassment and/or violations or suspected violations of laws or regulations, the Code of Conduct, or other Company policies and procedures by clients, associates, or vendors. Integrity in Action, our whistleblower policy, provides our associates and others with a confidential method of reporting illegal, unethical, or unsafe activity. Administered through a third-party provider, the independent reporting service allows individuals to make reports confidentially by telephone or online 24 hours a day, seven days a week and allows for anonymous reports, if desired. All reports are investigated by Human Resources and/or Internal Audit and monitored through final disposition. Updates are provided to the Audit Committee on a quarterly basis. A copy of our Integrity in Action Whistleblower Policy is available under Governance Documents on our website, www.hancockwhitney.com.

COMPETITION

The financial services industry is highly competitive and may become more competitive as a result of recent and ongoing legislative, regulatory, and technological changes, as well as continued consolidation within the financial services industry and the addition of nontraditional competitors into our markets, including financial technology (fintech) companies. The traditional factors in the competition for deposits and loans are interest rates and fee structures associated with the various products offered. We also compete through the efficiency, quality and range of services and products we provide, as well as the convenience provided by an extensive network of customer access channels including local branch offices, ATMs, online and mobile banking, and telebanking centers. In attracting deposits and in our lending activities, we generally compete with other commercial banks, savings associations, credit unions, mortgage banking firms, securities brokerage firms, mutual funds and insurance companies, and other financial and non-financial institutions offering similar products.

The continuing consolidation within the financial services industry is leading to larger, better capitalized and geographically diverse institutions with enhanced product and technology capabilities. Additionally, competition from fintechs is increasing. In addition to fintechs, certain technology companies are working to provide financial services directly to their customers. These nontraditional financial service providers have been successful in developing digital and other products and services that effectively compete with traditional banking services, but are in some cases subject to fewer regulatory restrictions than banks and bank holding companies, allowing them to operate with greater flexibility and lower cost structures. Although digital products and services have been important competitive features of financial institutions for some time, the COVID-19 pandemic has accelerated the move toward digital financial services products and we expect that trend to continue.

AVAILABLE INFORMATION

We make available free of charge, on or through our investor relations website investors.hancockwhitney.com, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, and amendments to such filings, as soon as reasonably practicable after each is electronically filed with, or furnished to, the SEC. The SEC maintains a website that contains the Company’s reports, proxy statements, and the Company’s other SEC filings. The address of the SEC’s website is www.sec.gov. We include our website address throughout this filing only as textual references. The information contained on our website is not incorporated in this document by reference.

Also available on our investor relations website are our corporate governance documents, including our Corporate Governance Guidelines, Code of Business Ethics for Officers and Associates, Whistleblower Policy, Code of Ethics for Financial Officers, Code of Ethics for Directors and Committee Charting. These documents are also available in print to any shareholder who requests a copy.

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

If we become subject to and are unable to comply with the terms of any future regulatory actions or directives, supervisory agreements, or orders, then we could become subject to additional, heightened supervisory actions and orders, possibly including consent orders, prompt corrective action restrictions and/or other regulatory actions, including prohibitions on the payment of dividends on our common stock and, if issued, preferred stock. If our regulators were to take such additional supervisory actions, then we could, among other things, become subject to significant restrictions on our ability to develop any new business, as well as restrictions on our existing business, and we could be required to raise additional capital, dispose of certain assets and liabilities within a prescribed period of time, or both. The terms of any such supervisory action could have a material negative effect on our business, reputation, operating flexibility, financial condition, and the value of our common stock and preferred stock, if issued.

Activity Limitations. The Company is registered with the Federal Reserve as a bank holding company and has elected to be treated as a financial holding company under the BHC Act. Bank holding companies generally are limited to the business of banking, managing or controlling banks, and other activities that the Federal Reserve determines to be closely related to banking, or managing or controlling banks as to be a proper incident thereto. Bank holding companies are prohibited from acquiring or obtaining control of more than five percent (5%) of any class of voting interests of any company that engages in activities other than those activities permissible for bank holding companies. Examples of activities that the Federal Reserve has determined to be permissible are making, acquiring, brokering, or servicing loans; leasing personal property; providing certain investment or financial advice; performing certain data processing services; acting as agent or broker in selling credit life insurance and other insurance products in certain locations; securities brokerage; and performing certain insurance underwriting activities. The BHC Act does not place domestic geographic limits on permissible non-banking activities of bank holding companies. Even with respect to permissible activities, however, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or its control of any subsidiary when the Federal Reserve has reasonable cause to believe that continuation of such activity or control of such subsidiary would pose a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

As a financial holding company, we are permitted to engage directly or indirectly in a broader range of activities than those permitted for a bank holding company that has not elected to be a financial holding company. Financial holding companies may also engage in activities that are considered to be financial in nature, as well as those incidental or, if determined by the Federal Reserve, complementary to financial activities. If the Bank ceases to be “well capitalized” or “well managed” under applicable regulatory standards, or if the Bank receives a rating of less than satisfactory under the Community Reinvestment Act of 1977 (“CRA”), the Federal Reserve may, among other things, place limitations on our ability to conduct these broader financial activities or, if the deficiencies persist, require us to divest the banking subsidiary or the businesses engaged in activities permissible only for financial holding companies.

As further described below, the Company and the Bank are each well-capitalized under applicable regulatory standards as of December 31, 2022, and the Bank has a rating of “Satisfactory” in its most recent CRA evaluation.

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

Acquisitions. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve or waiver of such prior approval before it (1) acquires ownership or control of any voting shares of any bank if, after such acquisition, such bank holding company will own or control more than five percent (5%) of any class of the voting shares of such bank, (2) acquires all of the assets of a bank, or (3) merges with any other bank holding company. In reviewing a proposed covered acquisition, among other factors, the Federal Reserve considers (1) the financial and managerial resources of the companies involved, including pro forma capital ratios; (2) the risk to the stability of the United States banking or financial system; (3) the convenience and needs of the communities to be served, including performance under the CRA; and (4) the effectiveness of the companies in combating money laundering. The Federal Reserve also reviews any indebtedness to be incurred by a bank holding company in connection with a proposed acquisition to ensure that the bank holding company can service such indebtedness without adversely affecting its ability to serve as a source of strength to its bank subsidiaries. Well capitalized and well managed bank holding companies are permitted to acquire control of banks in any state, subject to federal regulatory approval, without regard to whether such a transaction is prohibited by the laws of any state. However, a bank holding company may not, following an interstate acquisition, control more than 10% of nationwide insured deposits or 30% of deposits within any state in which the acquiring bank operates. States have the right to lower the 30% limit, although no states within the Company’s current market area have done so. Federal banking regulators are also required to take into account compliance with the CRA in evaluating any proposal for interstate bank acquisitions.

Change in Control. Federal law restricts the amount of voting stock of a bank holding company or a bank that a person may acquire without the prior approval of banking regulators. Under the Change in Bank Control Act and the regulations thereunder, a person or group must give advance notice to and obtain approval from the Federal Reserve before acquiring control of any bank holding company, such as the Company. The Change in Bank Control Act creates a rebuttable presumption of control if a member or group acquires a certain percentage or more of any class of a bank holding company’s voting stock. As a result, a person or entity generally must provide prior notice to the Federal Reserve before acquiring the power to vote 10% or more of our outstanding common stock. The overall effect of such laws is to make it more difficult to acquire a bank holding company by tender offer or similar means than it might be to acquire control of another type of corporation. Consequently, shareholders of the Company may be less likely to benefit from the rapid increases in stock prices that may result from tender offers or similar efforts to acquire control of other companies. Investors should be aware of these requirements when acquiring shares of our stock.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. The Bank was well capitalized at December 31, 2022, and brokered deposits are not restricted.

To be well-capitalized, the Bank must maintain at least the following capital ratios:

·
5.0% leverage ratio.
·
6.5% CET1 to risk-weighted assets;
·
8.0% Tier 1 capital to risk-weighted assets;
·
10.0% Total capital to risk-weighted assets; and

The Federal Reserve has different requirements than those imposed under the current capital rules applicable to banks. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to the Bank, the Company’s capital ratios as of December 31, 2022 would exceed such revised well-capitalized standard. Also, the Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

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

Throughout 2022, the Company’s and the Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the capital conservation buffer requirements. Based on current estimates, we believe that the Company and the Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2023. Risk-based capital ratios and the leverage capital ratio at December 31, 2022 for the Company and the Bank were as follows:

			Minimum Capital
		Well-Capitalized	Plus Capital
		Under Prompt	Conservation
	Minimum	Corrective Action*	Buffer	Company	Bank
Tier 1 leverage capital ratio	4.00%	5.00%	N/A	9.53%	9.54%
Risk-based capital ratios
Common Equity Tier 1 capital	4.50%	6.50%	7.00%	11.41%	11.43%
Tier 1 capital	6.00%	8.00%	8.50%	11.41%	11.43%
Total risk-based capital (Tier 1 plus Tier 2)	8.00%	10.00%	10.50%	12.97%	12.39%

*Applies to Bank.

The Company and Bank elected to utilize the five-year transition option related to the cumulative effect of adopting of the provisions of Accounting Standards Codification (“ASC”) Topic 326 – Financial Instruments – Credit Losses, effective January 1, 2020. ASC 326, commonly referred to as Current Expected Credit Losses, or CECL, that replaced the “incurred loss” methodology for financial assets measured at amortized cost, and changed the approaches for recognizing and recording credit losses on available-for-sale debt securities and purchased credit impaired financial assets. The five-year transition rule provided a full delay of the estimated impact of CECL on regulatory capital transition (0%) for the first two years, followed by a three-year transition (25% of the impact included in 2022, 50% in 2023, 75% in 2024 and 100% thereafter). The first two-years included the full impact of day one CECL plus the estimated impact of current CECL activity calculated quarterly as 25% of the current ACL over the day one balance (“modified transition amount”). The modified transition amount was recalculated each quarter in 2020 and 2021, with the December 31, 2021 impact of $24.9 million plus day one impact of $44.1 million (net of tax) carrying through the remaining three years of the transition (2022, 2023, and 2024).

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

Deposit Insurance Assessments. The deposits of the Bank are insured by the FDIC up to applicable limits. The Deposit Insurance Fund (“DIF”) of the FDIC insures the deposits of the Bank generally up to a maximum of $250,000 per depositor, per insured bank, for each account ownership category. The FDIC charges insured depository institutions quarterly premiums to maintain the DIF. Deposit insurance assessments are based on average total consolidated assets minus its average tangible equity and applies one of four risk categories determined by reference to its capital levels, supervisory ratings, and certain other factors. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. In October of 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate by 2 basis points, applicable to all insured depository institutions, which will begin with the first quarterly assessment period in 2023 and will remain in effect until the level of the DIF reserve ratios to insured deposits meets the FDIC's long-term goals.

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

Bank regulators routinely examine institutions for compliance with these anti-money laundering obligations and recently have been active in imposing “cease and desist” and other regulatory orders and money penalty sanctions against institutions found to be in violation of these requirements. On January 1, 2021, Congress passed federal legislation that made sweeping changes to federal anti-money laundering laws, subject to pending implementation by regulatory rulemaking. Most recently, on June 30, 2021, FinCEN published the first set of “national AML priorities,” as required by the Bank Secrecy Act, which include, but are not limited to, cybercrime, terrorist financing, fraud, and drug/human trafficking. FinCEN is required to implement regulations to specify how covered financial institutions, such as the Company, should incorporate these national priorities into their AML programs. As of December 31, 2022, no such regulations have been proposed.

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

Concentrations in Lending. During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the “Guidance”) and advised financial institutions of the risks posed by commercial real estate ("CRE") lending concentrations. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:

•
Total reported loans for construction, land development, and other land of 100% or more of a bank’s total risk-based capital; or
•
Total reported loans secured by multifamily and nonfarm nonresidential properties and loans for construction, land development, and other land of 300% or more of a bank’s total risk-based capital.

The Guidance also applies when a bank has a sharp increase in CRE loans or has significant concentrations of CRE secured by a particular property type.

Community Reinvestment Act. The Bank is subject to the provisions of the Community Reinvestment Act (“CRA"), which imposes a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs of entire communities where the bank accepts deposits, including low- and moderate-income neighborhoods. The FDIC’s assessment of the Bank’s CRA record is made available to the public. Further, a less than satisfactory CRA rating will slow, if not preclude, expansion of banking activities and prevent a company from becoming or remaining a financial holding company. Federal CRA regulations require, among other things, that evidence of discrimination against applicants on a prohibited basis, and illegal or abusive lending practices be considered in the CRA evaluation. The Bank has a rating of “Satisfactory” in its most recent CRA evaluation.

On May 5, 2022, the OCC, FRB, and FDIC issued a notice of proposed rulemaking to provide for a coordinated approach to modernize their respective CRA regulations, such that all banks will be subject to the same set of CRA rules. Key elements are expected to include (i) expanding access to credit, investment, and basic banking services in low- and moderate-income communities; (ii) updating CRA assessment areas by including activities associated with online and mobile banking, branchless banking, and hybrid models; and (iii) better tailoring CRA evaluations and data collection requirements by bank size and type. No final rule has been issued, but the rulemaking may affect the Bank’s CRA compliance obligations in the future.

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

Mortgage Rules. Pursuant to rules adopted by the CFPB, banks that make residential mortgage loans are required to make a good faith determination that a borrower has the ability to repay a mortgage loan prior to extending such credit, require that certain mortgage loans contain escrow payments, obtain new appraisals under certain circumstances, comply with integrated mortgage disclosure rules, and follow specific rules regarding the compensation of loan originators and the servicing of residential mortgage loans. In 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act granted certain forbearance rights and protection against foreclosure to borrowers with a “federally backed mortgage loan,” including certain first or subordinate lien loans designed principally for the occupancy of one to four families. These consumer protections under the CARES Act continued during the COVID 19 pandemic emergency, and while most of these protections expired in 2022, on January 18, 2023, in its revised Mortgage Servicing Examination Procedures, the CFPB stated it expected servicers to continue to utilize these safeguards, regardless of their expiration.

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

Furthermore, the federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management. A financial institution is expected to implement multiple lines of defense against cyber-attacks and ensure that their risk management procedures address the risk posed by potential cyber threats. A financial institution is further expected to maintain procedures to effectively respond to a cyber-attack and resume operations following any such attack. The Company has adopted and implemented an Information Security Program to comply with the regulatory cybersecurity guidance. Effective April 1, 2022, the federal banking agencies implemented a new rule that requires banks to notify their regulators within 36 hours of a “computer-security incident” that rises to the level of a “notification incident.”

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

Interest rates based on LIBOR. On March 15, 2022, Congress enacted the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) to address references to LIBOR in contracts that (i) are governed by U.S. law; (ii) will not mature before June 30, 2023; and (iii) lack fallback provisions providing for a clearly defined and practicable replacement for LIBOR. On December 16, 2022, the FRB adopted a final rule to implement the LIBOR Act by identifying benchmark rates based on SOFR (Secured Overnight Financing Rate) that will replace LIBOR in certain financial contracts after June 30, 2023. The final rule identifies replacement benchmark rates based on SOFR to replace overnight, one-month, three-month, six-month, and 12-month LIBOR in contracts subject to the LIBOR Act.

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

In 2016, the Federal Reserve, FDIC and SEC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2022, these rules had not been implemented. We have instituted measures to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles—that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

Accounting and Controls

The Company is also required to file certain reports with, and otherwise comply with the rules and regulations of the SEC under federal securities laws. For example, we are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board, and Nasdaq. In particular, we are required to include management and independent registered public accounting firm reports on internal controls over financial reporting as part of our Annual Report on Form 10‑K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls. The assessments of our financial reporting controls as of December 31, 2022 are included in this report under Item 9A. “Controls and Procedures.” Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the value of our securities.

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

The earnings and growth of a bank will be affected by both general economic conditions and the monetary and fiscal policy of the U.S. government and its agencies, particularly the Federal Reserve. The Federal Reserve sets national monetary policy to promote maximum employment, stable prices, and moderate long-term interest rates. This is accomplished by its open-market operations in U.S. government securities, adjustments in the amount of reserves that financial institutions are required to maintain and adjustments to the discount rates on borrowings and target rates for federal funds transactions. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and also affect interest rates on loans and deposits. The nature and timing of any future changes in monetary policies and their potential impact on the Company cannot be predicted.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The names, ages, positions and business experience of our executive officers as of February 24, 2023 are as follows:

Name	Age	Position
John M. Hairston	59	President of the Company since 2014; Chief Executive Officer since 2008 and Chief Operating Officer from 2008 to 2014; Director since 2006.
Michael M. Achary	62	Senior Executive Vice President since 2017; Executive Vice President from 2008 to 2016; Chief Financial Officer since 2007; Principal Accounting Officer since 2022.
Joseph S. Exnicios	67	Senior Executive Vice President since 2017; Executive Vice President from 2011 to 2016; President of Whitney Bank since 2011.
D. Shane Loper	57

Senior Executive Vice President since 2017; Executive Vice President from 2008 to 2016; Chief Operating Officer since 2014; Chief Administrative Officer from 2013 to 2014; Chief Risk Officer from 2012 to 2013; Chief Risk and Administrative Officer from 2010 to 2012.

Joy Lambert Phillips	67	Senior Executive Vice President since 2020; Executive Vice President from 2009 to 2020; Chief Legal Officer since 2022; Corporate Secretary since 2011; General Counsel from 1999 to 2022.
Cecil W. Knight, Jr.	59	Executive Vice President since 2016; Chief Banking Officer since 2016; President and owner of Alidade partners, LLC from 2012 to 2016.
Michael Otero	56	Executive Vice President since 2013; Chief Risk Officer since 2020; Chief Internal Auditor from 2013 to 2018.
Ruena H. Thompson	61	Executive Vice President since 2011; Chief Human Resources Officer since 2011.
Christopher S. Ziluca	61	Executive Vice President since 2018; Chief Credit Officer since 2018; Senior Vice President and Chief Credit Officer of Webster Bank from 2010 to 2018.

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

Risks Related to Economic and Market Conditions

Current uncertain economic conditions pose challenges, and could adversely affect our business, financial condition and results of operations.

We are operating in an uncertain economic environment. The pandemic caused a global economic slowdown, and while we have seen economic recovery, continuing supply chain issues, labor shortages and inflation risk are affecting the continued recovery. Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the U.S. Continued economic uncertainty and a recessionary or stagnant economy could result in financial stress on our borrowers, which could adversely affect our business, financial condition and results of operations. Deteriorating conditions in the regional economies we serve, or in certain sectors of those economies, could drive losses beyond that which is provided for in our allowance for credit losses. We could also face the following risks in connection with the following events:

•
market developments and economic stagnation or slowdown may affect consumer confidence levels and may cause adverse changes in payment patterns, resulting in increased delinquencies and default rates on loans and other credit facilities;
•
the processes we use to estimate the allowance for credit losses and other reserves may prove to be unreliable. Such estimates rely upon complex modeling inputs and judgments, including forecasts of economic conditions, which may be rendered inaccurate and/or no longer subject to accurate forecasting;

•
our ability to assess the creditworthiness of our borrowers may be impaired if the models and approaches we use to select, manage, and underwrite loans become less predictive of future charge-offs;
•
regulatory scrutiny of the industry could increase, leading to increased regulation of the industry that could lead to a higher cost of compliance, limit our ability to pursue business opportunities and increase our exposure to litigation or fines;
•
ineffective monetary policy or other market conditions could cause rapid changes in interest rates and asset values that would have a materially adverse impact on our profitability and overall financial condition;
•
further erosion in the fiscal condition of the U.S. Treasury could lead to new taxes that would limit our ability to pursue growth and return profits to shareholders; and
•
the U.S. government's decisions regarding its debt ceiling and the possibility that the U.S. could default on its debt obligations may cause further interest rate increases, disrupt access to capital markets and deepen recessionary conditions.

If these conditions or similar ones continue to exist or worsen, we could experience continuing or increased adverse effects on our financial condition.

We may be vulnerable to certain sectors of the economy and to economic conditions both generally and locally across the specific markets in which we operate.

Our financial performance may be adversely affected by macroeconomic factors that affect the U.S. economy. Unfavorable economic conditions, particularly in the Gulf South region, could significantly affect the demand for our loans and other products, the ability of borrowers to repay loans, and the value of collateral securing our outstanding loans. Such factors have and may continue to be caused by events that are difficult to predict in respect to nature, timing, duration and severity.

Volatility in global financial markets, including, but not limited to the lingering effects from the COVID-19 pandemic, inflation and governmental responses thereto, recessionary concerns and the conflict in Ukraine, may continue to have a spillover effect that could ultimately impair the performance of the U.S. economy and, in turn, our results of operations and financial condition.

We are subject to lending concentration risk.

Our loan portfolio contains several industry, collateral and other concentrations including, but not limited to, commercial and residential real estate, healthcare, hospitality, shared national credits, and leveraged loans. Due to the exposure in these concentrations, disruptions in markets, economic conditions, including those resulting from the global response to COVID-19, inflation, supply chain disruptions, changes in laws or regulations or other events could significantly impact the ability of our borrowers to repay their loans and may have a material adverse effect on our business, financial condition and results of operations.

A substantial portion of our loan portfolio is secured by real estate. In weak economies, or in areas where real estate market conditions are distressed, we may experience a higher than normal level of nonperforming real estate loans. The collateral value of the portfolio and the revenue stream from those loans could come under stress, and/or could be impacted by unforeseen events, such as pandemics, weather events, environmental contamination, among others, and additional provisions for the allowance for credit losses could be necessitated should actual and/or forecasted losses be in excess of our expectations. Our desire to foreclose on these properties given each circumstance and/or the ability to dispose of foreclosed real estate at prices at or above the respective carrying values could also be impaired, causing additional losses.

Certain changes in interest rates, loan origination, inflation, or the financial markets could affect our results of operations, demand for our products and our ability to deliver products efficiently.

Our assets and liabilities are primarily monetary in nature and we are subject to significant risks tied to changes in interest rates that are highly sensitive to many factors that are beyond our control. Inflation can influence the growth of total assets in the banking industry and the resulting level of capitalization. Inflation also affects the level of market interest rates, and therefore, the pricing of financial instruments. We believe the most significant potential impact of inflation on our financial results is our ability to manage the impact of changes in interest rates. Further, an increase in inflation could cause our and/or our customers' operating costs related to salaries and benefits, technology and supplies to increase at a faster pace than revenues.

Our ability to operate profitably is largely dependent upon net interest income. Net interest income is the primary component of our earnings and is affected by both local external factors such as economic conditions in the Gulf South and local competition for loans and deposits, as well as broader influences, such as federal monetary policy and market interest rates. Unexpected and/or significant movement in interest rates markedly changing the slope of the current yield curve could cause our and our customers’ net interest margins to decrease, subsequently reducing net interest income. In addition, such changes could adversely affect the valuation of our assets and liabilities.

In addition, loan originations, and potentially loan revenues, could be adversely impacted by sharply rising interest rates. If market rates of interest increase, it would increase debt service requirements for some of our borrowers; adversely affect those borrowers’ ability to pay us as contractually obligated; potentially reduce loan demand or result in additional delinquencies or charge-offs; and increase the cost of our deposits, which are a primary source of funding.

The fair market value of our securities portfolio and the investment income from these securities also fluctuate depending on general economic and market conditions. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. Changes in market values of investment securities classified as available for sale can negatively impact our other comprehensive income and equity levels through accumulated other comprehensive income, which includes net unrealized gains and losses on those securities. Further, such losses could be realized into earnings should liquidity and/or business strategy necessitate the sales of securities in a loss position.

An underperforming stock market could adversely affect wealth management fees associated with managed securities portfolios and could also reduce brokerage transactions, therefore reducing investment brokerage revenues.

Although management believes it has implemented an effective asset and liability management strategy to manage the potential effects of changes in interest rates, including the use of adjustable rate and/or short-term assets, and FHLB advances or longer term repurchase agreements, any substantial, unexpected change in market interest rates could have a material adverse effect on our financial condition and results of our operation and our strategies may not always be successful in managing the risks associated with changes in interest rates.

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

Interest rate changes are dependent on the Federal Reserve’s assessment of economic data as it becomes available. The Federal Reserve reduced interest rates to near zero in March 2020 in response to economic disruption that occurred at the outset of the COVID-19 pandemic, which continued into early 2022, at which time interest rates were raised aggressively to combat inflation. As a result of the rising interest rate environment, in 2022, which is expected to continue into 2023, we have and are expected to continue to offer more attractive interest rates to depositors to compete for deposits, or pursue other sources of liquidity, such as wholesale funds. Further, when interest-bearing liabilities reprice or mature more quickly than interest-earning assets, an increase in interest rates generally results in a decrease in net interest income.

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

Changes to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by such countries may adversely impact our business, financial condition and results of operations. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that the Company's customers import or export, including among others, agricultural products, could cause the prices of our customers' products to increase, could reduce demand for such products, or reduce our customers' margins, and adversely impact their revenues, financial results and ability to service debt. Trade restrictions on products include export and import restrictions recently levied against Russia.

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

In July 2017, the United Kingdom Financial Conduct Authority (the authority that regulates LIBOR) announced it would stop compelling banks to submit rates for the calculation of LIBOR after 2021. In November 2020, the administrator of LIBOR announced it would consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one week and two month LIBOR offered rates will cease after December 31, 2021; but, the publication of the remaining LIBOR offered rates would continue until June 30, 2023. Regardless, the federal banking agencies also issued guidance on November 30, 2020, encouraging banks to (i) stop using LIBOR in new financial contracts no later than December 31, 2021; and (ii) either use a rate other than LIBOR or include clear language defining the alternative rate that will be applicable after LIBOR’s discontinuation.

To address the problem created by legacy financial contracts that incorporate LIBOR as their reference interest rate, but extend beyond the date after which LIBOR will be published, on March 15, 2022, Congress enacted the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”). On December 16, 2022, the Federal Reserve adopted a final rule implementing the LIBOR Act by adopting benchmark rates based on the Secured Overnight Financing Rate (“SOFR”) that will replace LIBOR in certain financial contracts after June 30, 2023.

Upon the cessation of the use of LIBOR, interest rates on our floating rate obligations, loans, derivatives, and other financial instruments tied to LIBOR rates, the associated revenue and expenses, and their value may be adversely affected.

A substantial portion of our variable rate loans, along with certain derivative and other financial instruments, are indexed to LIBOR. While the majority of these instruments contain either provisions for the designation of an alternate benchmark rate or “fallback” provisions providing for alternative rate calculations in the event LIBOR is unavailable, not all of our loans, derivatives or financial instruments contain such provisions, and the existing provisions and/or recent modifications to our documents to address transition may not adequately address the actual changes to LIBOR or the financial impact of successor benchmark rates, and therefore, would default to the statutory provisions of the Federal Reserve. Even with provisions allowing for designation of alternative benchmarks or “fallback” provisions, the discontinuance of LIBOR could result in customer uncertainty and disputes arising as a consequence of the transition from LIBOR. All of this could result in damage to our reputation, loss of customers and additional costs to us, all of which could be material.

Tax law and regulatory changes could adversely affect our financial condition and results of operations.

Changes to tax laws, including a repeal of all or part of the Tax Cuts and Jobs Act and the implementation of the Inflation Reduction Act of 2022, could significantly impact our business in the form of greater than expected income tax expense and taxes payable. Such changes may also negatively impact the financial condition of our customers and/or overall economic conditions. Further, future regulatory reforms that could include a heightened focus and scrutiny on BSA/AML-related compliance, expansion of consumer protections, the regulation of loan portfolios and credit concentrations to borrowers impacted by climate change, increased capital and liquidity requirements and limitations or additional taxes on share repurchases and dividends, could increase our costs and impact our business.

On August 16, 2022, the Inflation Reduction Act was signed into law in the United States. The Inflation Reduction Act includes various tax provisions, including an excise tax on stock repurchases, and a corporate alternative minimum tax that generally applies to U.S. corporations with average adjusted financial statement income over a three-year period in excess of $1 billion. While we do not currently expect the Inflation Reduction Act to have a material impact on our financial results, including on our annual estimated effective tax rate or on our liquidity, the effects of the measures are unknown at this time.

Governmental responses to market disruptions and other events may be inadequate and may have unintended consequences.

Congress and financial regulators have and may continue to implement measures designed to stabilize financial markets, including in reaction to the financial impact of COVID-19 and inflation. The overall impact of these efforts on the financial markets may be ineffective and could adversely affect our business.

We compete with a number of financial services companies that are not subject to the same degree of regulatory oversight. The impact of the existing regulatory framework and any future changes to it could negatively affect our ability to compete with these institutions, which could have a material adverse effect on our results of operations and prospects.

We may need to rely on the financial markets to provide additional capital.

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

The interest rates that we pay on our securities are also influenced by, among other things, the credit ratings that we, our affiliates and/or our securities receive from recognized rating agencies. Our credit ratings are based on a number of factors, including our financial strength and other factors not entirely within our control such as conditions affecting the financial services industry generally, and remain subject to change at any time. A downgrade to the credit rating of us or our affiliates could affect our ability to access the capital markets, increase our borrowing costs and negatively impact our profitability. A downgrade to us, our affiliates or our securities could create obligations or liabilities under the terms of our outstanding securities that could increase our costs or otherwise have a negative effect on our results of operations or financial condition. Additionally, a downgrade to the credit rating of any particular security issued by us or our affiliates could negatively affect the ability of the holders of that security to sell the securities and the prices at which any such securities may be sold.

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

Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to support our operations and fund outstanding liabilities, as well as to meet regulatory requirements. Our access to sources of liquidity in amounts adequate to fund our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include an economic downturn that affects the geographic markets in which our loans and operations are concentrated, or any material deterioration of the credit markets. Our operating results may also be negatively impacted by the value of our securities portfolio, if liquidity and/or business strategy necessitate the sales of securities in a loss position, and/or access to select sources of liquidity could be limited should unrealized losses continue to grow to exceed certain levels. Our access to deposits may also be affected by the liquidity needs of our depositors and the loss of deposits to alternative investments. Although we have historically been successful in replacing maturing deposits and advances as necessary, we might not be able to duplicate that success in the future, especially if a large number of our depositors were to withdraw their amounts on deposit. A failure to maintain an adequate level of liquidity could materially and adversely affect our business, financial condition and results of operations. Conversely, liquidity in excess of current demand or operating needs may result in lower-earning assets that may adversely affect our results of operations.

Greater loan losses than expected may adversely affect our earnings.

We are exposed to the risk that our borrowers will be unable to repay their loans in accordance with their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit risk is inherent in our business and any material level of credit failure could have a material adverse effect on our operating results. Our credit risk with respect to our real estate and construction loan portfolio relates principally to the creditworthiness of our corporate borrowers and the value of the real estate pledged as security for the repayment of loans. Our credit risk with respect to our commercial and consumer loan portfolio depends on the general creditworthiness of businesses and individuals within our local markets. Our credit risk with respect to our energy loan portfolio is subject to commodity pricing that is determined by factors outside of our control.

We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for estimated credit losses based on a number of factors. This process requires subjective and complex judgments, including analysis of economic or market conditions that might impair the ability of borrowers to repay their loans. If our assumptions or judgments prove to be incorrect, the allowance for credit losses may not be sufficient to cover actual credit losses. We may have to increase our allowance in the future in response to the request of one of our primary banking regulators, to adjust for changing conditions and assumptions, to adjust for changes in resolution strategies, or as a result of any deterioration in the quality of our loan and lease portfolio. Losses in excess of the existing allowance or any provisions for loan losses taken to increase the allowance will reduce our net income and could materially adversely affect our financial condition and results of operations. Future provisions for loan losses may vary materially from the amounts of past provisions.

Further, we use quantitative models to help manage certain aspects of our business and to assist with certain business decisions, including estimating credit losses, grading loans and extending credit, estimating the effects of changing interest rates and other market measures on our financial condition and results of operations. Our modeling methodologies rely on many assumptions, historical analyses and correlations. These assumptions may be incorrect, particularly in times of market distress or volatility, and the historical correlations on which we rely may not continue to be relevant. As a result, our models may not capture or fully express the risks we face or may lead us to misjudge the business and economic environment in which we operate. If our models fail to produce reliable results on an ongoing basis, we may not make appropriate risk management or other business or financial decisions. Furthermore, strategies that we employ to manage and govern the risks associated with our use of models may not be effective or fully reliable, and as a result, we may realize losses or other lapses.

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

We are subject to a variety of risks in connection with the sale of any loans.

From time to time we may sell all or a portion of one or more loan portfolios, and in connection therewith we may make certain representations and warranties to the purchaser concerning the loans sold and the procedures under which those loans were originated and serviced. If any of these representations and warranties are incorrect, we may be required to indemnify the purchaser for any related losses, or we may be required to repurchase part or all of the affected loans. We may also be required to repurchase loans as a result of borrower fraud or in the event of early payment default by the borrower on a loan we have sold. If we are required to make any indemnity payments or repurchases and do not have a remedy available to us against a solvent counterparty to the loan or loans, we may not be able to recover our losses resulting from these indemnity payments and repurchases. Consequently, our results of operations may be adversely affected.

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

We and others in our industry are, and will continue to be, regularly the subject of attempts by attackers to gain unauthorized access to our networks, systems, data and other infrastructure, or to obtain, change, or destroy confidential data (including personal identifying information of individuals) through a variety of means, including computer hacking, acts of vandalism or theft, malware, computer viruses or other malicious codes, phishing, employee error or malfeasance, catastrophes, unforeseen events or other cyber-attacks. In the future, these attacks may result in unauthorized individuals obtaining access to our confidential information or that of our clients, or otherwise accessing, damaging, or disrupting our systems or infrastructure. The higher instance of remote work on the part of our associates and our customers since the COVID-19 pandemic has heightened these risks.

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

We, or third-parties from whom we license critical information technology systems, have in the past been, and in the future may be alleged to have infringed upon intellectual property rights owned by others.

Competitors or other third parties have in the past alleged, and in the future may allege that we, or consultants or other third parties retained or indemnified by us or from whom we license critical information technology systems, infringe on their intellectual property rights. Given the complex, rapidly changing and competitive technological and business environment in which we operate, and the potential risks and uncertainties of intellectual property-related litigation, an assertion of an infringement claim against us or our vendors may cause us to spend significant amounts to defend the claim (even if we ultimately prevail); to pay significant money damages; to lose significant revenues; to be prohibited from using the relevant systems, processes, technologies or other intellectual property; to cease offering certain products or services or to incur significant license, royalty or technology development expenses. Moreover, it has become common in recent years for individuals and groups to purchase intellectual property assets for the sole purpose of making claims of infringement and attempting to extract settlements from companies like ours. Even in instances where we believe that claims and allegations of intellectual property infringement against us are without merit, defending against such claims is time consuming and expensive and could result in the diversion of time and attention of our management and employees. In addition, although in some cases a third party may have agreed to indemnify us for such costs, such indemnifying party may refuse, or be unable, to uphold its contractual obligations.

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

Some of our competitors have reduced or eliminated certain service charges on deposit accounts, including overdraft fees, and additional competitors may be willing to reduce or eliminate service or other fees in order to attract additional customers. Effective December 1, 2022, the Company also eliminated consumer (retail) non-sufficient funds fees and certain overdraft fees, which is expected to reduce noninterest income. If our fee structure is deemed less favorable than other financial services providers, we may be at a competitive disadvantage in attracting customers for certain fee producing products. Further, we may choose to implement additional changes to remain competitive that could adversely affect our operating results.

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

We continuously evaluate our service offerings and may implement new lines of business or offer new products and services within existing lines of business in the future. There are substantial risks and uncertainties associated with these efforts. The development of new lines of business or new products and services often requires the commitment of significant resources that may not be recouped if not successful. Variables beyond our control or that we do not foresee may prevent the successful implementation of new lines of business, products or services. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences, may also impact the successful implementation of a new line of business and/or a new product or service. Furthermore, any new line of business and/or new product or service could require the establishment of new key and other controls and have a significant impact on our existing system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business and/or new products or services could have a material adverse effect on our business and, in turn, our financial condition and results of operations.

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

We must generally satisfy several conditions, including receiving federal regulatory approval, in order to execute most acquisition transactions. In determining whether to approve a proposed bank acquisition, federal bank regulators will consider, among other factors, the effect of the acquisition on competition, financial condition, and future prospects. The regulators also review current and projected capital ratios and levels; the competence, experience, and integrity of management and its record of compliance with laws and regulations; the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the Community Reinvestment Act) and the effectiveness of the acquiring institution in combating money laundering activities. We cannot be certain when or if, or on what terms and conditions, any required regulatory approvals will be granted. We may also be required to sell banks or branches as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition. Additionally, federal and/or state regulators may charge us with regulatory and compliance failures of an acquired business that occurred prior to the date of acquisition, and such failures may result in the imposition of formal or informal enforcement actions.

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

We have significant investments in bank premises and equipment for our branch network. Advances in technology such as e-commerce, telephone, internet and mobile banking, and in-branch self-service technologies including automated teller machines and other equipment, as well as an increasing customer preference for these other methods of accessing our products and services, could decrease the value of our branch network, technology, or other retail distribution physical assets. Such advances may also cause us to change our retail distribution strategy, close and/or sell certain branches or parcels of land held for development and restructure or reduce our remaining branches and work force. Such actions in the future could lead to losses on disposition of such assets or could adversely impact the carrying value of any long-lived assets and may lead to increased expenditures to renovate, reconfigure or close a number of our remaining branches or to otherwise reform our retail distribution channel.

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

Any of the laws or regulations to which we are subject, including tax laws, regulations or their interpretations, may be modified or changed from time to time, and we cannot be assured that such modifications or changes will not adversely affect us. Failure to appropriately comply with any such laws or regulations could result in sanctions by regulatory authorities, civil monetary penalties or damage to our reputation, all of which could adversely affect our business, financial condition or results of operations. Further, implementation of new rules, such as the Commission's proposed climate related disclosures, could require additional cost and negatively impact operating results.

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

We and certain of our directors, officers and subsidiaries are named from time to time as defendants in various class actions and other litigation relating to our business and activities. Past, present and future litigation has included or could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. We are also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental, law enforcement and self-regulatory agencies regarding our business. These matters could result in adverse judgments, settlements, fines, penalties, injunctions, amendments and/or restatements of our Commission filings and/or financial statements, determinations of material weaknesses in our disclosure controls and procedures or other relief. Substantial legal liability or significant regulatory action against us, as well as matters in which we are involved that are ultimately determined in our favor, could materially adversely affect our business, financial condition or results of operations, cause significant reputational harm to our business, divert management attention from the operation of our business and/or result in additional litigation.

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

Mississippi law, and anti-takeover provisions in our articles of incorporation and bylaws could make a third-party acquisition of us difficult and may adversely affect share value.

Our articles of incorporation and bylaws contain provisions that make it more difficult for a third party to acquire us (even if doing so might be beneficial to our shareholders) and for holders of our securities to receive any related takeover premium for their securities.

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

Our success depends, in substantial part, on our ability to attract and retain skilled, experienced personnel in key positions within the organization. Competition for qualified candidates in the activities and markets that we serve is intense. If we are not able to hire, adequately compensate, or retain these key individuals, we may be unable to execute our business strategies and may suffer adverse consequences to our business, financial condition and results of operations. Recent labor shortages have and may continue to restrict our ability to attract and retain personnel and increase related costs.

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

We and our customers rely on the existence of, and ability of private and public insurance programs to provide coverage for these types of events. The unavailability of these types of coverage or the inability of these entities to perform could have a materially adverse impact on our operations.

Societal, legislative and regulatory responses to environmental, social and governance ("ESG") concerns, including climate change and "anti ESG" concerns, could adversely affect our business and performance, including indirectly through impacts on our customers.

Our business faces increasing public, investor, activist, legislative and regulatory scrutiny related to ESG and “anti-ESG” developments. We risk damage to our brand and reputation in certain sectors if we fail to act in response to ESG concerns, such as diversity, equity and inclusion, environmental stewardship, human capital management, support for our local communities, corporate governance and transparency, or fail to consider ESG factors in our business operations.

Concerns over the long-term impacts of climate change have led and will continue to lead to global governmental efforts to mitigate those impacts. Consumers and businesses also may change their behavior and operations as a result of these concerns. The Company and its customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions and operating process changes. The impact on our customers will likely vary depending on their specific circumstances, including a significant presence in areas that are vulnerable to natural and man-made disasters that may be exacerbated by climate change, or reliance upon or a role in carbon intensive activities. Among the impacts to the Company could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

Furthermore, as a result of our diverse base of clients and business partners, we may face potential negative publicity based on the identity of our clients or business partners and the public's (or certain segments of the public's) view of those entities. Such publicity may arise from traditional media sources or from social media and may increase rapidly in size and scope. If our client or business partner relationships were exposed to negative publicity, our ability to attract and retain clients, business partners, and employees may be negatively impacted, and our stock price may also be negatively impacted. Additionally, we may face pressure to not do business in certain industries that are viewed as harmful to the environment or are otherwise negatively perceived, which could impact our growth.

Certain investors and shareholder advocates are placing increasing emphasis on how corporations address ESG issues in their business strategy when making investment decisions and when developing their investment strategies and proxy recommendations. We may incur increased costs with respect to our ESG efforts and if such efforts are negatively perceived, our reputation and stock price may suffer.

In response to ESG developments, there are increasing instances of “anti-ESG” legislation, regulation, and litigation that could have unintended impacts on ordinary banking operations and increase litigation risk related to actions we choose to take. If legislatures in the states in which we operate adopt legislation intended to protect certain industries by limiting or prohibiting consideration of business and industry factors in lending activities, certain portions of our lending operations may be impacted.

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

The Company operates 177 full service banking and financial services offices and 226 automated teller machines across our market, primarily in the Gulf south corridor, including southern and central Mississippi; southern and central Alabama; southern, central and northwest Louisiana; the northern, central, and panhandle regions of Florida; and certain areas of east Texas, including Houston, Beaumont, Dallas and San Antonio, among others. Additionally, the Company operates loan production offices in Nashville, Tennessee and the metropolitan area of Atlanta, Georgia, and a trust and asset management office in Marshall, Texas. The Company owns approximately 72% of these facilities, and the remaining banking facilities are subject to leases, each of which we consider reasonable and appropriate for its location. We ensure that all properties, whether owned or leased, are maintained in suitable condition. We also evaluate our banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations, closures or possible sales. The Bank and its subsidiaries hold a variety of property interests acquired in settlement of loans. Some of these properties were acquired in transactions before 1979 and are carried at nominal amounts on our balance sheet and reflected income of $0.1 million in our 2022 operating results.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock trades on the Nasdaq Global Select Market under the ticker symbol “HWC.” There were 7,448 active holders of record of the Company’s common stock at January 31, 2023 and 85,983,593 shares outstanding.

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

The performance graph compares the cumulative five-year shareholder return on the Company’s common stock, assuming an investment of $100 on December 31, 2017 and the reinvestment of dividends thereafter, to that of the common stocks of United States companies reported in the Nasdaq Total Return Index and the common stocks of the KBW Regional Banks Total Return Index. The KBW Regional Banks Total Return Index is a proprietary stock index of Keefe, Bruyette & Woods, Inc., that tracks the returns of 50 regional banking companies throughout the United States.

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 with respect to shares of common stock that may be issued under the Company’s equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)		(b)		(c)
Equity compensation plans approved by security holders	951,691	(1)	$ N/A	(2)	2,602,985
Equity compensation plans not approved by security holders	1,476	(3)	53.73	(3)	—
Total	953,167				2,602,985

(1)
Includes 63,126 shares potentially issuable upon the vesting of outstanding restricted share units and 81,548 shares potentially issuable upon the vesting of outstanding performance share units that represent awards deferred into the Company’s Nonqualified Deferred Compensation Plan. Also includes 395,838 performance share awards. Performance share awards and units are stated in amounts that would be issuable if the highest level of performance conditions is met.
(2)
Represents securities to be issued upon the exercise of options that were assumed by the Company in the acquisition of MidSouth Bancorp, Inc.

Issuer Purchases of Equity Securities

On April 22, 2021, the Company’s board of directors approved a stock buyback program whereby the Company was authorized to repurchase up to 4.3 million shares of its common stock through the program’s expiration date of December 31, 2022. The program allowed the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions. The Company was not obligated to purchase any shares under this program, and the board of directors had the ability to terminate or amend the program at any time prior to the expiration date. During the year ended December 31, 2022, the Company repurchased 1,204,368 shares of its common stock at an average cost of $48.90 per share, inclusive of commissions. Total shares purchased under this program were 1,654,244 at an average cost of $48.77 per share, inclusive of commissions. This program expired on December 31, 2022.

Common stock repurchase activity during the fourth quarter of 2022 was as follows:

	Total Number of Shares of Units Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
Oct 1, 2022 - Oct 31, 2022	—	$—	—	2,645,756
Nov 1, 2022 - Nov 30, 2022	—	$—	—	2,645,756
Dec 1, 2022 - Dec 31, 2022	—	$—	—	—
Total	—	$—	—	—

ITEM 6.

Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of this discussion and analysis is to provide material information relevant to the assessment of the financial condition and results of operations of Hancock Whitney Corporation and subsidiaries during the year ended December 31, 2022 and selected prior periods, including an evaluation of the amounts and certainty of cash flows from operations and outside sources. This discussion and analysis is intended to highlight and supplement financial and operating data and information presented elsewhere in this report, including the consolidated financial statements and related notes. The discussion contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements. See Forward-Looking Statements in Part I of this Annual Report.

Non-GAAP Financial Measures

Management’s Discussion and Analysis of Financial Condition and Results of Operations include non-GAAP measures used to describe our performance. A reconciliation of those measures to GAAP measures are provided in Table 1 “Consolidated Financial Results” and Table 29 “Quarterly Consolidated Financial Results” of this section. The following is an overview of the non-GAAP measures used and the reasons why management believes they are useful and important in understanding the Company’s financial condition and results of operations included below.

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

We define Operating Revenue as net interest income (te) and noninterest income less nonoperating revenue. We define Operating Pre-Provision Net Revenue as operating revenue (te) less noninterest expense, excluding nonoperating items. Management believes that operating revenue and pre-provision net revenue are useful financial measures because they enable investors and others to assess the Company’s performance period over period and management’s success in executing its strategic initiatives, as well as measuring the ability to generate capital to cover credit losses through a credit cycle.

As of January 1, 2022, the Company has determined that it will no longer include any immaterial results from storm-related expenses and income in nonoperating items.

EXECUTIVE OVERVIEW

We are pleased to report that 2022 was another outstanding year for our company. The financial results reflect not only progress made during the year, but also the culmination of decisions made during the last several years to better position the company for today’s rapidly changing economic environment. The following financial review provides a discussion of our financial condition, changes in financial condition and results of operations.

Current Economic Environment

During the year ended December 31, 2022, economic conditions were greatly influenced by a persistent high level of inflation and the Federal Reserve's actions to curb it. Early COVID-19 pandemic response measures in the form of virus containment measures and various forms of government stimulus created pervasive, lingering supply chain and labor market disruptions. Consumers shifted spending towards goods and away from services, further placing stress on supply chains, and the supply of goods could not meet consumer demands, resulting in price increases. These stresses have been exacerbated by the impact of recent geopolitical conflict upon commodity supply, all of which have led to a steadily rising rate of inflation that reached a 40-year high in June 2022. In response to escalating inflation, the Federal Reserve began quantitative tightening and has undertaken an aggressive approach in setting the target Federal Funds Rate through the issuance of a series of seven interest rate increases between March 2022 and December 2022 totaling 425 basis points.

Thus far, there have been mixed indications of whether the Federal Reserve's monetary policy has begun to effect change. The rate of inflation remains elevated, but had declined to 6.5% on an annualized basis in December 2022, down from its peak of 9.1% in June. However, Real Gross Domestic Product (“GDP”) increased 2.1% in 2022 (inclusive of growth of 3.2% and 2.9% in the third and fourth quarters, respectively). Further, the U.S. economy reached a full-employment level in July 2022, defined as an unemployment rate of 3.5% or lower and a prime-age employment-to-population ratio of 80%, and remained near that mark at year end. Additional changes in interest rates are expected in the near-term; the extent of which, and the favorable or unfavorable impact of these actions upon equity markets and economic conditions remains uncertain.

Despite persistent inflationary pressures, the market areas we serve continued to show indications of economic health during the year. We experienced full-year core loan growth (excluding PPP) of approximately 12%, and our credit quality indicators remain strong. The growth in the loan portfolio, largely funded by the remaining excess liquidity on our balance sheet, was across our geographic footprint and diverse across most business lines. This shift in earning assets from excess liquidity into higher-yielding loans, along with the net impact of the seven interest rate increases, contributed to a 31 basis point expansion of our net interest margin compared to the prior year. Increased cost of living amid inflationary conditions, and heightened competition for deposits in the rising interest rate environment has put pressure on our deposit base, which decreased 5% from the same time last year.

Economic Outlook

We utilize economic forecasts produced by Moody’s Analytics (Moody’s) that provide various scenarios to assist in the development of our economic outlook. This outlook discussion utilizes the December 2022 Moody’s forecast, the most current available at December 31, 2022. The forecasts are anchored on a baseline forecast scenario, which Moody’s defines as the “most likely outcome” of where the economy is headed based on current conditions. Several upside and downside scenarios are produced that are derived from the baseline scenario and incorporate varying degrees of favorable and unfavorable adjustments to economic indicators and circumstances as compared to the baseline. The macroeconomic variables underlying the December 2022 economic scenarios differ in certain respects from the comparable forecasts available at December 31, 2021, given the shift in economic circumstances and risks.

The December 2022 baseline forecast maintains a generally optimistic outlook in its assumptions surrounding the drivers of economic growth, including its expectations of the effectiveness of the Federal Reserve's monetary policy in easing inflationary conditions. The baseline scenario assumes the Federal Reserve will continue quantitative tightening measures by means of runoff at a rate of $100 billion in securities per month, and that it will issue 25-basis point interest rate increases at each of the January and March meetings, with the expectation that interest rate cuts will begin in late 2023 and occur through 2024. The baseline scenario also estimates a weaker pace of job growth in 2023 (as compared to 2022), which will lead to an increase in the unemployment rate to 4.2% by the first quarter of 2024, declining to 4.0% by the end of 2024. Further, GDP growth is estimated to be 1.9% in 2022, 0.9% in 2023, and 2.0% in 2024.

The macroeconomic variables underlying the downside scenario (S-2) are less optimistic compared to those underlying the baseline. Supply-chain issues worsen and increasing shortages of affected goods keep the inflation elevated longer than expected in the baseline scenario. Additionally, higher wage increases than those forecasted in the baseline scenario further contribute to inflationary pressures. In turn, the Federal Reserve responds by raising the target interest rate more than what is assumed in the baseline and the U.S. falls into a recession in first quarter 2023 that spans three quarters. The S-2 forecast assumes unemployment rates of 5.7% and 5.4% in 2023 and 2024, respectively, and a 0.5% contraction of GDP in 2023, before returning to a positive rate of 1.3% in 2024. Management has deemed the assumptions provided for in the S-2 scenario to be more likely than the baseline scenario, and as such, the baseline scenario and the S-2 scenario were given probability weightings of 25% and 75%, respectively, in the calculation of our allowance for credit losses calculation at December 31, 2022. The weighting of the S-2 scenario reflects management's view that the forecasted economic circumstances and outcomes included the S-2 scenario, including a mild recession, to be more likely to occur in the near term.

At December 31, 2022, the credit loss outlook on our portfolio as a whole was somewhat improved from the prior period end. Our portfolio has grown and changed in composition to some extent with the paydown of substantially all of our PPP loans. Our asset quality metrics have remained stable, with little change in commercial criticized loans, a decline in nonperforming loans and only minimal credit losses. We continue to closely monitor our portfolio, particularly borrowers that are sensitive to prolonged inflation and the rising interest rate environment. We expect loan growth could slow amid the current or further rising interest rate environment and as we continue to focus on lending to resilient borrowers in light of current economic pressures.

The effects of inflation and the Federal Reserve's actions to counter those effects in the form of further interest rate increases and quantitative tightening have and are likely to continue to reduce economic growth in the near term. The full extent of the impact of the Federal Reserve’s actions to date to reduce inflation and the potential scope of additional Federal Reserve actions are uncertain and may have a significant negative impact on the U.S. economy, including the possibility of an economic recession in the near or midterm. While uncertainty over the consequences of these actions remains, we expect that the current interest rate environment will continue to contribute favorably to our net interest income, net interest margin and overall operating results in the near term, although not at the pace experienced in 2022, and will be dependent on our ability to manage funding costs.

Highlights of 2022 Financial Results

Net income for the year ended December 31, 2022 was $524.1 million, or $5.98 per diluted common share, compared to $463.2 million, or $5.22 per diluted common share in 2021. There were no nonoperating items in 2022. The results for 2021 included $35.9 million (pre-tax), or $0.31 per share after tax, of net nonoperating expense items, including $38.3 million of expense related to efficiency initiatives, $4.4 million of hurricane-related expenses and $4.2 million loss on extinguishment of debt, partially offset by $11.0 million of nonoperating income. The following is an overview of financial results for the year ended December 31, 2022:

•
Net income of $524.1 million, or $5.98 per diluted common share
•
Operating pre-provision net revenue of $641.1 million, up $103.5 million, or 19%, from 2021
•
Negative provision for credit losses of $28.4 million in 2022 reflective of a reserve release of $30.3 million and net charge-offs of $1.9 million, compared to a negative provision of $77.5 million in 2021 that reflected a reserve release of $108.7 million and net charge-offs of $31.2 million
•
Core loan growth of $2.5 billion, or 12%, and a $492 million reduction of PPP loans due to forgiveness resulted in an overall increase in total loans of $2.0 billion, or 9%, in 2022
•
Deposits of $29.1 billion at December 31, 2022 decreased $1.4 billion, or 5%; noninterest-bearing deposits comprised 47% of total deposits at both December 31, 2022 and 2021
•
Common equity tier 1 capital ratio of 11.41%, up 32 basis points (bps) from December 31, 2021
•
Criticized commercial loans and nonperforming loans remained near historically low levels throughout 2022
•
Net interest margin increased 31 bps to 3.26% during 2022, driven by rising interest rates and a favorable change in the earning asset mix
•
Efficiency ratio improved to 52.93% during 2022, down from 57.29% in 2021

The results of the year ended December 31, 2022 were one of the best in our Company’s history. We experienced strong loan growth reflecting robust loan demand across or geographic footprint and within specialty lines of business. Our loan growth combined with the rising rate environment contributed to the expansion of our net interest margin and revenue growth. We remain in a solid capital position with tangible common equity ratio of 7.09% and a common equity tier 1 ratio of 11.41%. We will continue to manage capital in the best interests of the company and our shareholders. We beat our 55% efficiency ratio goal several quarters early, ending the year with a 52.93% ratio. We were able to achieve our target by not only the thoughtful execution of expense management and efficiency initiatives, but also a focus on revenue generation through new banker hires in growth markets. Despite the impact of the volatile economic environment our markets and clients, our credit metrics remained strong. Criticized commercial loans and nonperforming loans remained near historically low levels throughout 2022. We are pleased at how our portfolio has performed during these unprecedented times but also mindful of current macroeconomic trends that could impact our clients or our business. We believe that we remain well-positioned should a recessionary period begin.

Additional information related to our results and outlook are included in the discussions that follow.

Table 1. Consolidated Financial Results

(in thousands, except per share data)	2022	2021	2020
Income Statement:
Interest income (a)	$1,137,063	$982,258	$1,057,981
Interest income (te) (b)	1,147,411	993,437	1,070,981
Interest expense	87,060	49,023	115,458
Net interest income (te)	1,060,351	944,414	955,523
Provision for credit losses	(28,399)	(77,494)	602,904
Noninterest income	331,486	364,334	324,428
Noninterest expense	750,692	807,007	788,792
Income (loss) before income taxes	659,196	568,056	(124,745)
Income tax expense (benefit)	135,107	104,841	(79,571)
Net income (loss)	$524,089	$463,215	$(45,174)
For informational purposes - included above, pre-tax:
Nonoperating item included in noninterest income:
Gain on sale of Hancock Horizon Funds	$—	$4,576	$—
Gain on sale of MasterCard Class B common stock	—	2,800	—
Gain on hurricane-related insurance settlement	—	3,600	—
Nonoperating items included in noninterest expense:
Efficiency initiatives	—	38,296	—
Hurricane related expenses	—	4,412	—
Loss on redemption of subordinated notes	—	4,165	—
Provision for credit loss associated with energy loan sale	—	—	160,101
Balance Sheet Data:
Period end balance sheet data
Loans	$23,114,046	$21,134,282	$21,789,931
Earning assets	31,873,027	33,610,435	30,616,277
Total assets	35,183,825	36,531,205	33,638,602
Noninterest-bearing deposits	13,645,113	14,392,808	12,199,750
Total deposits	29,070,349	30,465,897	27,697,877
Stockholders' equity	3,342,628	3,670,352	3,439,025
Average balance sheet data
Loans	$21,915,393	$21,207,942	$22,166,523
Earning assets	32,498,213	32,060,863	29,235,313
Total assets	35,059,178	35,075,392	32,390,967
Noninterest-bearing deposits	14,298,022	13,323,978	10,779,570
Total deposits	29,497,470	29,093,709	26,212,317
Stockholders' equity	3,405,206	3,545,255	3,433,099
Common Shares Data:
Earnings (loss) per share - basic	$6.00	$5.23	$(0.54)
Earnings (loss) per share - diluted	5.98	5.22	(0.54)
Cash dividends per common share	1.08	1.08	1.08
Book value per share (period end)	38.89	42.31	39.65
Tangible book value per share (period end)	28.29	31.64	28.79
Weighted average number of shares - diluted	86,394	87,027	86,533
Period end number of shares	85,941	86,749	86,728

($ in thousands)	2022	2021	2020
Performance and other data:
Return on average assets	1.49%	1.32%	-0.14%
Return on average common equity	15.39%	13.07%	-1.32%
Return on average tangible common equity	21.07%	17.74%	-1.82%
Tangible common equity (c)	7.09%	7.71%	7.64%
Tier 1 common equity	11.41%	11.09%	10.61%
Net interest margin (te)	3.26%	2.95%	3.27%
Noninterest income as a percentage of total revenue (te)	23.82%	27.84%	25.35%
Efficiency ratio (d)	52.93%	57.29%	60.07%
Allowance for loan loss as a percentage of total loans	1.33%	1.62%	2.07%
Allowance for credit loss as a percentage of total loans	1.48%	1.76%	2.20%
Annualized net charge-offs to average loans	0.01%	0.15%	1.78%
Nonperforming assets as a percentage of loans, ORE and foreclosed assets	0.19%	0.32%	0.71%
FTE headcount	3,627	3,486	3,986
Reconciliation of operating revenue and pre-provision net revenue (te) (non-GAAP measures) (e)
Net interest income	$1,050,003	$933,235	$942,523
Noninterest income	331,486	364,334	324,428
Total revenue	1,381,489	1,297,569	1,266,951
Taxable equivalent adjustment	10,348	11,179	13,000
Nonoperating revenue	—	(10,976)	—
Total operating revenue (te)	1,391,837	1,297,772	1,279,951
Noninterest expense	(750,692)	(807,007)	(788,792)
Nonoperating expense	—	46,873	—
Operating pre-provision net revenue (te)	$641,145	$537,638	$491,159

(a) Interest income includes the net impact of discount accretion and premium amortization arising from business combinations totaling $4.7 million, $8.6 million, and $15.4 million for the years ended December 31, 2022, 2021 and 2020, respectively.

(b) For analytical purposes, management adjusts interest income and net interest income for tax-exempt items to a taxable equivalent basis using a federal income tax rate of 21%.

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

RESULTS OF OPERATIONS

The following is a discussion of results from operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. Refer to previously filed Annual Reports on Form 10-K Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of prior year variances.

Net Interest Income

Net interest income was $1.1 billion, up $116.8 million, or 13%, from $933.2 million in 2021. Net interest income is the primary component of our earnings and represents the difference, or spread, between revenue generated from interest-earning assets and the interest expense related to funding those assets. For analytical purposes, net interest income is adjusted to a taxable equivalent basis (te) using the statutory federal tax rate of 21% on tax exempt items (primarily interest on municipal securities and loans).

Net interest income (te) was $1.1 billion in 2022, up $115.9 million, or 12%, from $944.4 million in 2021, and included an increase in interest income (te) of $154.0 million partially offset by an increase of $38.0 million in interest expense. The increase in interest income is largely attributable to the impact that the series of Federal Reserve interest rate increases during the year had upon new and repricing earning assets, a favorable change in the mix of earning assets, and, to a lesser extent, a $14.8 million decrease in net premium/discount amortization on the securities portfolio. These factors were partially offset by decreases of $48.5 million in PPP fee income, $8.9 million in net nonaccrual interest recoveries, and $3.9 million in purchase accounting accretion. The increase in interest expense is attributable to a higher cost of funds, driven by interest rate increases, the impact of which was partially offset by an improved funding mix with an increase in average noninterest-bearing deposits and decreases in average interest-bearing deposits.

The yield on earning assets (te) was 3.53% in 2022, up 43 bps from 2021. The increase was mainly attributable to the impact of the rising interest rate environment upon the loan and investment portfolios, and a favorable change in the mix of average earning assets, with loans up $707 million, investment securities up $907 million, and short-term investments down $1.1 billion. The loan yield was up 40 bps to 4.32%, reflecting the impact of the rise in interest rates on new and repricing loans. During 2022, the proportion of our loan portfolio tied to variable rates, including hybrid adjustable rate mortgages (ARMs), averaged approximately 57%. The yield on investment securities increased 19 bps in 2022 to 2.11% as new investments were made at higher yields amid the rising interest rate environment, along with yield enhancements from the termination of certain fair value hedges on available for sale securities.

The cost of funds increased 12 bps to 0.27% in 2022 from 0.15% in 2021, primarily as a result of the rising interest rate environment. Average interest-bearing deposit costs increased 21 bps in 2022 to 38 bps from 17 bps in 2021. Other short-term borrowing costs, which consist largely of Federal Home Loan Bank advances, increased to 1.83% in 2022 from 0.49% in 2021, as $1.1 billion of low fixed-rate Federal Home Loan Bank advances entered into in late 2019 and early 2020 were called in mid-2022 and subsequently replaced with borrowings at current market rates. The rate on long-term debt decreased 13 bps to 5.19%, largely due to a shift in mix of the debt resulting from the redemption of $150 million of subordinated notes in June of 2021.

The net interest margin is the ratio of net interest income (te) to average earning assets. The net interest margin increased 31 bps to 3.26% in 2022 from 2.95% in 2021, due primarily to the factors outlined above.

While we remain asset sensitive, we expect further shifts in deposit mix to higher-cost products could offset the benefits of expected interest rate increases in the near-term. Managing funding costs will be a key element in our future performance.

Discussions of Asset/Liability Management and Net Interest Income at Risk later in this item provide additional information regarding our management of interest rate risk and the potential impact from changes in interest rates, respectively.

TABLE 2. Summary of Average Balances, Interest and Rates (te) (a)

	Years Ended December 31,
	2022			2021			2020
($ in millions)	Average Balance	Interest (d)	Rate	Average Balance	Interest (d)	Rate	Average Balance	Interest (d)	Rate
Assets
Interest-Earnings Assets:
Commercial & real estate loans (te) (a)	$17,682.3	$759.9	4.30%	$17,070.3	$606.1	3.55%	$17,270.9	$660.5	3.82%
Residential mortgage loans	2,666.1	90.3	3.39	2,445.6	90.6	3.70	2,857.6	112.1	3.92
Consumer loans	1,567.0	88.4	5.64	1,692.1	81.6	4.82	2,038.0	101.5	4.98
Loan fees & late charges	—	7.4	—	—	53.7	0.0	—	41.0	0.0
Loans (te) (b)	21,915.4	946.0	4.32	21,208.0	832.0	3.92	22,166.5	915.1	4.13
Loans held for sale	43.0	1.8	4.22	90.2	2.5	2.82	86.8	2.6	3.02
Investment securities:
U.S. Treasury and government agency securities	426.7	8.3	1.95	330.6	5.4	1.64	153.5	3.2	2.09
Mortgage-backed securities and collateralized mortgage obligations	7,652.1	154.5	2.02	6,833.1	122.3	1.79	5,345.0	121.8	2.28
Municipals (te)	912.0	27.0	2.96	928.4	27.2	2.93	891.9	26.9	3.02
Other securities	22.3	0.8	3.42	13.7	0.5	3.66	8.4	0.4	4.28
Total investment securities (te) (c)	9,013.1	190.6	2.11	8,105.8	155.4	1.92	6,398.8	152.3	2.38
Short-term investments	1,526.7	9.0	0.59	2,656.9	3.5	0.13	583.2	1.0	0.17
Total earning assets (te)	32,498.2	1,147.4	3.53%	32,060.9	993.4	3.10%	29,235.3	1,071.0	3.66%
Nonearning assets:
Other assets	2,878.4			3,420.6			3,547.4
Allowance for loan losses	(317.4)			(406.1)			(391.7)
Total assets	$35,059.2			$35,075.4			$32,391.0
Liabilities and Stockholders' Equity
Interest-bearing Liabilities:
Interest-bearing transaction and savings deposits	$11,201.1	$21.2	0.19%	$11,216.5	$9.1	0.08%	$9,558.1	$25.6	0.27%
Time deposits	1,056.4	4.7	0.44	1,413.0	6.5	0.46	2,642.5	37.1	1.40
Public funds	2,941.9	32.5	1.10	3,140.2	10.6	0.34	3,232.1	25.6	0.79
Total interest-bearing deposits	15,199.4	58.4	0.38	15,769.7	26.2	0.17	15,432.7	88.3	0.57
Repurchase agreements	536.7	1.1	0.21	559.4	0.6	0.10	600.2	1.4	0.24
Other short-term borrowings	822.0	15.1	1.83	1,103.8	5.4	0.49	1,378.0	8.6	0.62
Long-term debt	239.3	12.4	5.19	314.9	16.8	5.32	320.3	17.2	5.36
Total interest-bearing liabilities	16,797.4	87.0	0.52%	17,747.8	49.0	0.28%	17,731.2	115.5	0.65%
Noninterest-bearing:
Noninterest-bearing deposits	14,298.0			13,324.0			10,779.6
Other liabilities	558.6			458.3			447.1
Stockholders' equity	3,405.2			3,545.3			3,433.1
Total liabilities and stockholders' equity	$35,059.2			$35,075.4			$32,391.0
Net interest income (te) and margin		$1,060.4	3.26		$944.4	2.95		$955.5	3.27
Net earning assets and spread	$15,700.8		3.01	$14,313.1		2.82	$11,504.1		3.01
Interest cost of funding earning assets			0.27%			0.15%			0.39%

(a)
Taxable equivalent (te) amounts are calculated using federal income tax rate of 21%.
(b)
Includes nonaccrual loans.
(c)
Average securities do not include unrealized holding gains or losses on available for sale securities.
(d)
Included in interest income is net purchase accounting accretion of $4.7 million, $8.6 million and $15.4 million for the years December 31, 2022, 2021, and 2020, respectively.

TABLE 3. Summary of Changes in Net Interest Income (te) (a) (b)

	2022 Compared to 2021			2021 Compared to 2020
	Due to		Total	Due to		Total
	Change in		Increase	Change in		Increase
($ in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income (te)
Commercial & real estate loans (te) (a)	$22,399	$131,363	$153,762	$(7,579)	$(46,849)	$(54,428)
Residential mortgage loans	7,809	(8,049)	(240)	(15,509)	(6,007)	(21,516)
Consumer loans	(6,180)	12,940	6,760	(16,849)	(2,991)	(19,840)
Loan fees & late charges	—	(46,301)	(46,301)	—	12,660	12,660
Loans (te) (c)	24,028	89,953	113,981	(39,937)	(43,187)	(83,124)
Loans held for sale	(1,672)	944	(728)	100	(179)	(79)
Investment securities:
U.S. Treasury and government agency securities	1,739	1,153	2,892	2,708	(499)	2,209
Mortgage-backed securities and collateralized mortgage obligations	15,284	16,952	32,236	29,730	(29,220)	510
Municipals	(485)	275	(210)	1,084	(801)	283
Other securities	297	(34)	263	200	(58)	142
Total investment in securities (te) (d)	16,835	18,346	35,181	33,722	(30,578)	3,144
Short-term investments	(1,976)	7,516	5,540	2,762	(246)	2,516
Total earning assets (te)	37,215	116,759	153,974	(3,353)	(74,190)	(77,543)
Interest-bearing transaction and savings deposits	13	(12,163)	(12,150)	(3,813)	20,268	16,455
Time deposits	1,589	262	1,851	12,499	18,070	30,569
Public funds	710	(22,604)	(21,894)	706	14,285	14,991
Total interest-bearing deposits	2,312	(34,505)	(32,193)	9,392	52,623	62,015
Repurchase agreements	25	(577)	(552)	92	777	869
Other short-term borrowings	1,669	(11,293)	(9,624)	1,541	1,617	3,158
Long-term debt	3,938	394	4,332	287	106	393
Total interest expense	7,944	(45,981)	(38,037)	11,312	55,123	66,435
Net interest income (te) variance	$45,159	$70,778	$115,937	$7,959	$(19,067)	$(11,108)

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

Provision for Credit Losses

During the twelve months ended December 31, 2022, we recorded a negative provision for credit losses of $28.4 million, compared to a negative provision for credit loss of $77.5 million in 2021. Following the significant reserve build in 2020 in response to the economic impact of the COVID-19 pandemic, improvement in overall credit performance and in economic indicators within our footprint in 2021 and 2022 allowed for the gradual release of certain of those reserves. The negative provision for credit losses recorded in 2022 included a $34.3 million release of allowance for funded loan losses, partially offset by a $4.0 million build in the reserve for unfunded lending commitments and net charge-offs of $1.9 million, or 0.01% of average loans outstanding. The negative provision for credit losses recorded in 2021 includes a $108.1 million release of allowance for funded loan losses and a $0.6 million release of the reserve for unfunded lending commitments, offset by net charge-offs of $31.2 million, or 0.15% of average loans outstanding.

As noted above, 2022 net charge-offs totaled $1.9 million, a decrease of $29.3 million from 2021. Net charge-offs in 2022 included $7.4 million of consumer net charge-offs, partially offset by net recoveries of $3.9 million in the commercial portfolio and $1.6 million in the residential mortgage portfolio. Net charge-offs in 2021 included $25.5 million of commercial net charge-offs, of which $13.3 million related to a single legacy energy credit, and $6.4 million of consumer net charge-offs, partially offset by net recoveries of $0.7 million in the residential mortgage portfolio.

Loan growth, portfolio composition, credit quality metrics and assumptions in economic forecasts will drive the level of credit loss reserves. At present, we expect low to modest charge-offs and provision in the first quarter of 2023.

Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Allowance for Credit Losses” provides additional information on changes in the allowance for credit losses and general credit quality.

Noninterest Income

Noninterest income for the twelve months ended December 31, 2022 totaled $331.5 million, a $32.8 million, or 9%, decrease from 2021. There were no nonoperating items reported in noninterest income in 2022. Nonoperating items totaled $11.0 million in 2021, comprised of a $4.6 million gain on the sale of the remaining Hancock Horizon Funds, $3.6 million related to a hurricane-related insurance settlement and $2.8 million gain on the sale of Mastercard stock. From January 1, 2022 forward, the Company will not include immaterial results from storm-related income or expense as nonoperating items. Items identified as nonoperating are those that, when excluded from a reported financial measure, provide management or the reader with a measure that may be more indicative of forward-looking trends in our business. Excluding nonoperating items in 2021, noninterest income in 2022 was down $21.9 million, or 6%, largely driven by a decrease in secondary mortgage market income, primarily the result of the rising interest rate environment, and decreases in other specialty fee categories, partially offset by increases in service charges, bank card and ATM fees, and trust fees.

Table 4 presents, for each of the three years ended December 31, 2022, 2021 and 2020, the components of noninterest income, along with the percentage changes between years.

TABLE 4. Noninterest Income

($ in thousands)	2022	% Change	2021	% Change	2020
Service charges on deposit accounts	$87,663	8%	$81,032	6%	$76,659
Trust fees	65,132	4	62,898	8	58,191
Bank card and ATM fees	84,591	7	79,074	16	68,131
Investment and annuity fees and insurance commissions	28,752	(3)	29,502	21	24,330
Secondary mortgage market operations	11,524	(69)	36,694	(9)	40,244
Securities transactions	(87)	(126)	333	(32)	488
Income from bank-owned life insurance	15,881	(13)	18,330	1	18,179
Income from derivatives	5,832	(57)	13,477	5	12,814
Credit-related fees	10,483	(5)	11,001	(2)	11,255
Other miscellaneous income:
Gain on sale of Hancock Horizon Fund	—	n/m	4,576	n/m	—
Gain on sale of MasterCard Class B common stock	—	n/m	2,800	n/m	—
Gain on hurricane-related insurance settlement	—	n/m	3,600	n/m	—
Other operating miscellaneous income	21,715	3	21,017	49	14,137
Total noninterest income	$331,486	(9)%	$364,334	12%	$324,428

n/m – not meaningful

Service charges on deposit accounts include consumer, business, and corporate deposit account servicing fees, as well as overdraft and nonsufficient funds fees, overdraft protection fees, and other customer transaction-related fees. Service charges on deposit accounts were $87.7 million, up $6.6 million, or 8%, from 2021. The increase from 2021 was largely attributable to an increase in non-sufficient funds and overdraft fees, as instances of overdrafts increased as the elevated balances began to run down amid deposit balance runoff. In December 2022, we eliminated consumer (retail) nonsufficient funds fees and certain overdraft fees. As a result, we expect these fees will decrease by approximately $10 million to $11 million annually. We believe these changes are in line with the evolving retail banking industry, as traditional banks adjust products to meet consumer needs and provide them with the tools needed to help manage their overall finances. We expect to see improving account acquisition rates in 2023 with this change and as we launch additional retail products and features.

Trust fee income represents revenue generated from asset management services provided to individuals, businesses and institutions. Trust fees totaled $65.1 million in 2022, a $2.2 million, or 4%, increase from 2021, primarily attributable to an increase of $5.7 million in corporate and institutional trust fees and a decrease of $3.3 million in employee benefit trust and external distribution fees. The increase in corporate and institutional trust fees is largely interest rate driven, as the rising interest rate environment allowed for the resumption of certain fee assessments that are generally waived in a lower interest rate environment. Trust assets under management decreased to $9.1 billion at December 31, 2022, compared to $9.8 billion at December 31, 2021.

Bank card and ATM fees include income from credit and debit card transactions, fees earned from processing card transactions for merchants, and fees earned from ATM transactions. Bank card and ATM fees totaled $84.6 million in 2022, up $5.5 million, or 7%, compared to 2021. The growth from 2021 is the result of an increase in card activity during the year as spending remained strong. In addition, card revenue in 2021 was unfavorably impacted by disruption from Hurricane Ida.

Investment and annuity fees and insurance commissions, which includes both fees earned from sales of annuity and insurance products as well as managed account fees, totaled $28.8 million in 2022, compared to $29.5 million in 2021. The $0.8 million, or 3%, decrease is partly attributable to a temporary business disruption as a result of conversion to an outsourced sales and service platform.

Income from secondary mortgage market operations is comprised of income produced from the origination and sales of residential mortgage loans in the secondary market. We offer a full range of mortgage products to our customers and typically sell longer-term fixed rate loans, while retaining the majority of adjustable rate loans and mortgage loans generated through programs to support customer relationships. Income from secondary mortgage market operations totaled $11.5 million in 2022, a decrease of $25.2 million, or 69%, from 2021. The decline is largely attributable to both a decline in refinancing activity, driven by the rising interest environment, and a lower percentage of originated loans sold in the secondary market, as we are retaining a higher volume of mortgage loans in our held for investment portfolio. The number of mortgage applications received in 2022 was down 30% compared to those received in 2021. The percentage of mortgage loans sold in the secondary market to total originations (as opposed to those held in our portfolio), was 22% in 2022, down from 48% in 2021. Secondary mortgage market operations income will vary based on application volume and the number of loans ultimately closed and sold.

Income from bank-owned life insurance (“BOLI”) is generated through insurance benefit proceeds as well as the growth of the cash surrender value of insurance contracts held. BOLI income decreased $2.4 million, or 13%, to $15.9 million in 2022. The decrease when compared to 2021 is largely attributable to $4.4 million of income received in connection with the purchase of policies in the first quarter of 2021.

Income from derivatives, largely derived from our customer interest rate derivative program, totaled $5.8 million in 2022, compared to $13.5 million in 2021. The decrease from 2021 is primarily attributable to a decrease in customer demand to execute interest rate swaps as a result of an increase in the overall interest rate environment when compared to the prior year. Derivative income can be volatile and is dependent upon the composition of the portfolio, volume and mix of sales activity and market value adjustments due to market interest rate movement.

Other miscellaneous income is comprised of various items, including income from small business investment companies, FHLB stock dividends, gain/losses from sales of other assets, and syndication fees. Other miscellaneous income for the year ended December 31, 2022 was $21.7 million, down $10.3 million from the previous year. Excluding the nonoperating items from 2021, comprised of the $4.6 million gain on the sale of Hancock Horizon Funds, the $3.6 million gain on hurricane-related insurance settlement and the $2.8 million gain on the sale of MasterCard stock, other miscellaneous income in 2022 was relatively flat when compared to 2021.

We expect noninterest income to increase 3% to 4% in 2023, inclusive of the estimated $10 million to $11 million decrease in certain consumer nonsufficient funds and overdraft fees.

Noninterest Expense

Noninterest expense for the twelve months ended December 31, 2022 totaled $750.7 million, down $56.3 million, or 7%, compared to 2021. There were no nonoperating expenses in 2022 compared to $46.9 million in 2021, of which $38.3 million was related to initiatives put in place to improve overall efficiency and operating performance. Such initiatives included the Voluntary Early Retirement Incentive Program (VERIP), under which approximately 260 associates retired, a reduction in force initiative whereby a net of approximately 150 positions were eliminated, and the consolidation of 18 financial centers. Nonoperating expense in 2021 also includes $4.2 million of loss on extinguishment of debt attributable to the redemption of the $150 million 5.95% subordinated notes, and $4.4 million in expenses related to Hurricane Ida, which includes damage to facilities, recovery cost, charitable contributions to organizations providing recovery assistance, temporary housing, and distribution of meals, ice, and fuel. Excluding nonoperating items in 2021, noninterest expense decreased $9.4 million, or 1%, in 2022. The largest individual components of the decrease in operating expense were professional fees and other real estate and foreclosed asset expense. Explanations of the variances are discussed below in more detail.

Table 5 presents, for each of the three years ended December 31, 2022, 2021 and 2020, noninterest expense, along with the percentage changes between years. Table 6 presents nonoperating expense included in noninterest expense (Table 5) by component for the same periods.

TABLE 5. Noninterest Expense

($ in thousands)	2022	% Change	2021	% Change	2020
Compensation expense	$378,482	(0)%	$378,589	(0)%	$379,727
Employee benefits	82,153	(21)	103,786	23	84,332
Personnel expense	460,635	(5)	482,375	4	464,059
Net occupancy expense	48,767	(2)	49,786	(5)	52,589
Equipment expense	18,573	2	18,167	(5)	19,212
Data processing expense	103,942	7	96,755	10	87,823
Professional services expense	36,065	(26)	48,678	(2)	49,529
Amortization of intangibles	14,033	(16)	16,665	(16)	19,916
Deposit insurance and regulatory fees	14,889	10	13,582	(28)	18,804
Other real estate and foreclosed assets expense (income)	(4,407)	n/m	(210)	n/m	9,555
Advertising	13,783	11	12,441	(4)	13,011
Corporate value, franchise taxes, and other non-income taxes	16,744	16	14,478	(13)	16,578
Telecommunications and postage	11,870	(6)	12,646	(16)	14,991
Entertainment and contributions	10,336	31	7,867	(20)	9,865
Printing and supplies	3,795	2	3,728	(26)	5,063
Travel expenses	4,336	61	2,697	17	2,297
Tax credit investment amortization	4,768	7	4,436	15	3,843
Other retirement expense	(29,693)	6	(27,941)	11	(25,133)
Loss on facilities and equipment from consolidation	—	n/m	13,863	360	3,012
Loss on extinguishment of debt	—	n/m	4,165	100	—
Other miscellaneous expense	22,256	(32)	32,829	38	23,778
Total noninterest expense	$750,692	(7)%	$807,007	2%	$788,792

n/m - not meaningful

TABLE 6. Nonoperating Expense

($ in thousands)	2022	2021	2020
Compensation expense	$—	$4,248	$—
Employee benefits	—	20,192	—
Personnel expense	—	24,440	—
Net occupancy expense	—	2	—
Equipment expense	—	5	—
Advertising	—	16	—
Printing and supplies	—	22	—
Entertainment and contributions	—	174	—
Travel expenses	—	5	—
Loss on facilities and equipment from consolidation	—	13,863	—
Loss on extinguishment of debt	—	4,165	—
Other miscellaneous expense	—	4,181	—
Total nonoperating expense	$—	$46,873	$—

Personnel expense consists of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance. Personnel expense totaled $460.6 million, a decrease of $21.7 million, or 5%, compared to 2021. The prior year includes $24.4 million of nonoperating expense attributable to efficiency initiatives, including the VERIP and reduction in force. Excluding the nonoperating items, personnel expense was up $2.7 million, or 1%, as the impact of annual merit increases was largely offset by a decrease in the average full-time equivalent headcount following the VERIP and reduction in force initiatives.

Occupancy and equipment expenses are primarily composed of lease expenses, depreciation, maintenance and repairs, rent, taxes, and other equipment expenses. Total occupancy and equipment expenses of $67.3 million decreased $0.6 million, or 1%, in 2022 compared to 2021. The decrease was largely related to expense control measures, including the consolidation of 18 financial centers in 2021.

Data processing expense includes expenses related to third party technology processing and servicing costs, technology project costs and fees associated with bank card and ATM transactions. Data processing expense totaling $103.9 million was up $7.2 million, or 7%, from 2021, reflective of increases in data processing software amortization and third party processing expense that are linked to technology enhancement initiatives, and an increase in card transaction-related processing expense that is linked to bank card and ATM card activity.

Professional services expense totaling $36.1 million decreased $12.6 million, or 26%, from 2021, primarily due to decreases of $10.2 million in consulting and other professional services, largely the result of PPP-related consulting and legal fees incurred in 2021, and $2.0 million in lending-related legal expense.

Amortization of intangibles in 2022 totaled $14.0 million, a $2.6 million, or 16%, decrease from 2021 as a result of the accelerated amortization methods used.

Deposit insurance and regulatory fees totaling $14.9 million increased $1.3 million, or 10%, from 2021, reflective of current period growth in the core loan portfolio, a substantial reduction in no/low risk PPP loans, and the decline in excess liquidity present in 2021. In October 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment schedules uniformly by 2 bps beginning with the first quarterly assessment period of 2023. The increased assessment is expected to remain in effect until the Deposit Insurance Fund reserve ratio to insured deposits meets the FDIC’s long-term goal for reserve ratios of the Deposit Insurance Fund. We anticipate this change will increase our quarterly deposit insurance expense by approximately $1 million to $2 million, but could vary depending upon our assessment base.

Other real estate and foreclosed assets expense reflected net gains of $4.4 million in 2022, compared to net gains of $0.2 million in 2021. The twelve months ended December 31, 2022 includes a $1.8 million gain on the sale of stock in a former borrower received in satisfaction of debt. Gains or losses on the sale of other real estate and foreclosed assets may occur periodically and are dependent on the number and type of assets for sale and current market conditions.

Business development-related expenses (including advertising, travel, entertainment and contributions) totaling $28.5 million were up $5.5 million, or 24%, from 2021 and is reflective of increases in marketing-related efforts, sponsorships and direct mail campaigns.

Corporate value, franchise taxes, and other non-income taxes totaled $16.7 million, an increase of $2.3 million, or 16%, from 2021, largely attributable to bank share tax, which was favorably impacted in 2021 as a result of the net loss recorded in 2020.

Noninterest expense in both 2022 and 2021 was reduced by a net credit in other retirement expense. The net credit in 2022 of $29.7 million was $1.8 million, or 6%, greater than 2021, based on certain actuarial assumptions and performance of pension plan assets. We expect the net credit in other retirement expense related to the pension plan will decrease in 2023 by approximately $2.8 million per quarter.

All other expenses totaling $42.7 million decreased $29.0 million, or 40%, from 2021 primarily due to $22.2 million of nonoperating expenses incurred in 2021, including $13.9 million of loss on facilities and equipment due to the consolidation of 18 financial centers, $4.2 million of loss on extinguishment of debt, and $4.2 million of expense related to Hurricane Ida. Excluding these nonoperating expenses, other expense was down $6.7 million, or 14%, including $4.6 million of insurance other property related gains in 2022 and various smaller items.

We expect noninterest expense for the year 2023 to increase approximately 6% to 7% compared to 2022. The anticipated year-over-year increase includes increases in retirement (pension) expense and the FDIC assessment as described above. Excluding these items, noninterest expense is expected to increase approximately 4% to 5%.

Income Taxes

We recorded income tax expense at an effective rate of 20.5% in 2022, compared to 18.5% in 2021. The comparability of the effective tax rate between 2022 and 2021 is affected by higher pre-tax book income in 2022 that diluted the relative impact of net tax benefits related to tax credit investments, tax-exempt interest income and bank-owned life insurance. Additionally, the 2021 effective tax rate included a $4.9 million income tax benefit that increased the 2020 net operating loss, which was carried back to a 35% statutory tax rate year under the CARES Act. Based on the current forecast, management expects the effective tax rate to be approximately 21% in 2023.

Our effective tax rate has historically varied from the federal statutory rate primarily due to tax-exempt income and tax credits. Interest income on bonds issued by or loans to state and municipal governments and authorities, and earnings from the bank-owned life insurance contract program are the major components of tax-exempt income.

Table 7 reconciles reported income tax expense to that computed at the statutory tax rate of 21% for the years ended December 31, 2022, 2021 and 2020.

TABLE 7. Income Taxes

($ in thousands)	2022	2021	2020
Taxes computed at statutory rate	$138,431	$119,292	$(26,196)
Tax credits:
QZAB/QSCB	(1,391)	(1,633)	(2,289)
NMTC - Federal and State	(5,745)	(5,487)	(5,033)
LIHTC and other tax credits	(4,232)	(1,936)	(750)
LIHTC amortization	3,329	1,167	—
Total tax credits	(8,039)	(7,889)	(8,072)
State income taxes, net of federal income tax benefit	13,272	9,048	(1,269)
Tax-exempt interest	(8,612)	(9,100)	(10,444)
Life insurance contracts	(1,812)	(2,653)	(4,857)
Employee share-based compensation	(2,084)	(1,671)	1,351
FDIC assessment disallowance	1,836	1,609	2,094
NOL carryback under CARES Act	238	(4,948)	(30,167)
Other, net	1,877	1,153	(2,011)
Income tax expense (benefit)	$135,107	$104,841	$(79,571)

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

Based only on tax credit investments that have been made through 2022, we expect to realize benefits from federal and state tax credits over the next three years totaling $11.6 million, $11.7 million and $9.1 million for 2023, 2024 and 2025, respectively. We intend to continue making investments in tax credit projects. However, our ability to access new credits will depend upon, among other factors, federal and state tax policies and the level of competition for such credits.

At December 31, 2022, we had a net deferred tax asset of $211 million, which is comprised of $347 million in deferred tax assets (net of state valuation allowance), offset by $136 million of deferred tax liabilities. Several factors are considered in determining the recoverability of the deferred tax asset components, such as the history of taxable earnings, reversal of taxable temporary differences, future taxable income and tax planning strategies. Based on our review of these factors, we have established a $3.6 million valuation allowance for state net operating losses.

In August 2022, the Inflation Reduction Act of 2022 (IRA) was signed into law to address inflation, healthcare costs, climate change and renewal energy incentives, among other things. Included in the IRA are provisions for the creation of a 15% corporate alternative minimum tax (CAMT) that is effective for tax years beginning January 1, 2023 for corporations with an average annual adjusted financial statement income in excess of $1 billion. Based on information available to date, we do not anticipate our consolidated corporate group to be subject to the 15% CAMT, absent any further changes in law.

BALANCE SHEET ANALYSIS

Short-Term Investments

At December 31, 2022, short-term liquidity investments, including interest-bearing bank deposits and federal funds sold, totaled $324.1 million, a decrease of $3.5 billion from December 31, 2021. Average short-term investments for 2022 totaled $1.5 billion, a $1.1 billion decrease from $2.7 billion in 2021. Typically, these balances will change on a daily basis depending upon movement in customer loan and deposit accounts. The decline from December 31, 2021 is the result of the redeployment of excess liquidity that had been present on our balance sheet for the better part of two years attributable to pandemic-related factors. Short-term liquidity assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors. See further discussion in the “Liquidity” section that follows.

Investment Securities

Our investment in securities was $8.4 billion at December 31, 2022, compared to $8.6 billion at December 31, 2021. The investment securities portfolio is managed by ALCO to assist in the management of interest rate risk and liquidity while providing an acceptable rate of return. At December 31, 2022, the amortized cost of securities available for sale totaled $6.3 billion and securities held to maturity totaled $2.9 billion, compared to $7.0 billion and $1.6 billion, respectively, at December 31, 2021. To provide some protection from the impact of future interest rate changes upon accumulated other comprehensive income, we reclassified securities available for sale with an aggregate fair value of $561.8 million to the securities held to maturity portfolio during the first quarter of 2022.

Our securities portfolio consists mainly of residential and commercial mortgage-backed securities that are issued or guaranteed by U.S. government agencies. We invest only in high quality investment grade securities and manage the investment portfolio duration generally between two and five and a half years. At December 31, 2022, the average expected maturity of the portfolio was 6.02 years with an effective duration of 4.87 years and a nominal weighted-average yield of 2.27%. Under an immediate, parallel rate shock of 100 bps and 200 bps, the effective duration would be 4.83 years and 4.77 years, respectively. At December 31, 2021, the average expected maturity of the portfolio was 5.80 years with an effective duration of 4.25 years and a nominal weighted-average yield of 1.87%. The change in expected maturity, effective duration, and nominal weighted-average yield is attributable to reinvestment of securities portfolio cash flow, portfolio growth, and the impact of cash flows from the termination of 25 fair value hedge instruments during the year.

We have in place last-of-layer swaps on certain fixed-rate commercial mortgage backed securities. As of December 31, 2022, we had approximately $716 million in notional amount of forward-starting fixed payer swaps that convert the latter portion of the term of these available for sale securities to a floating rate. These derivative instruments are designated as fair value hedges of interest rate risk. This strategy provides a fixed-rate coupon during the front-end unhedged tenor of the bonds and results in a floating-rate security during the back-end hedged tenor.

At the end of each reporting period, we evaluate the securities portfolio for credit loss. Based on our assessments, expected credit loss was negligible for all reporting periods in 2022 and 2021, and therefore no allowance for credit loss was recorded.

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

The following table presents debt securities at amortized cost by type at December 31, 2022 and 2021:

TABLE 8. Debt Securities by Type

($ in thousands)	2022	2021
Available for sale securities
U.S. Treasury and government agency securities	$113,211	$420,857
Municipal obligations	207,014	304,536
Residential mortgage-backed securities	2,655,381	3,056,763
Commercial mortgage-backed securities	3,234,278	3,064,828
Collateralized mortgage obligations	76,830	119,046
Corporate debt securities	23,500	18,500
	$6,310,214	$6,984,530
Held to maturity securities
U.S. Treasury and government agency securities	$426,454	$14,857
Municipal obligations	698,908	621,405
Residential mortgage-backed securities	734,478	268,907
Commercial mortgage-backed securities	948,691	603,156
Collateralized mortgage obligations	43,964	57,426
	$2,852,495	$1,565,751

The amortized cost, fair value and yield of debt securities at December 31, 2022, by final contractual maturity, are presented in the table below. Securities are classified according to their final contractual maturities without consideration of scheduled and unscheduled principal amortization, potential prepayments or call options. Accordingly, actual maturities will differ from their reported contractual maturities. The expected average maturity years presented in the table includes scheduled principal payments and assumptions for prepayments. The yield calculation does not include adjustments to amortized cost of available for sale securities for active fair value hedges.

TABLE 9. Debt Securities Maturities by Type

($ in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total	Fair Value	Weighted Average Yield (te)	Expected Average Maturity Years
Available for sale
U.S. Treasury and government agency securities	$—	$103,361	$—	$9,850	$113,211	$110,865	3.85%	7.2
Municipal obligations	—	2,355	189,111	15,548	207,014	203,092	3.09%	3.2
Residential mortgage-backed securities	112	48,284	345,100	2,261,885	2,655,381	2,256,986	1.76%	6.2
Commercial mortgage-backed securities	—	762,139	2,400,663	71,476	3,234,278	2,893,430	2.45%	6.9
Collateralized mortgage obligations	—	—	27,675	49,155	76,830	70,588	1.92%	2.8
Other debt securities	—	3,500	20,000	—	23,500	21,080	3.51%	3.0
Total debt securities	$112	$919,639	$2,982,549	$2,407,914	$6,310,214	$5,556,041	2.20%	6.3
Fair Value	$111	$871,760	$2,665,232	$2,018,938	$5,556,041
Weighted Average Yield (te)	5.07%	2.76%	2.37%	1.78%	2.20%

Held to maturity
U.S. Treasury and government agency securities	$—	$—	$132,949	$293,505	$426,454	$377,431	2.36%	6.7
Municipal obligations	10,000	154,153	310,031	224,724	698,908	673,103	3.03%	4.0
Residential mortgage-backed securities	—	—	27,488	706,990	734,478	661,946	2.34%	5.7
Commercial mortgage-backed securities	—	389,933	412,553	146,205	948,691	861,480	2.60%	5.6
Collateralized mortgage obligations	—	60	10,541	33,363	43,964	41,438	2.47%	2.4
Total debt securities	$10,000	$544,146	$893,562	$1,404,787	$2,852,495	$2,615,398	2.60%	5.3
Fair Value	$9,924	$522,347	$813,726	$1,269,401	$2,615,398
Weighted Average Yield (te)	2.33%	2.83%	2.49%	2.59%	2.60%

Loan Portfolio

Total loans at December 31, 2022 were $23.1 billion, compared to $21.1 billion at December 31, 2021. The $2.0 billion, or 9%, increase is primarily attributable to $2.5 billion of core loan growth (excluding PPP loans) as loan demand increased across our geographic footprint and within specialty lines of business, partially offset by $492 million of PPP loan forgiveness.

The composition of our loan portfolio at December 31, 2022 and 2021 was as follows:

TABLE 10. Loans Outstanding by Type

($ in thousands)	2022	2021
Total loans:
Commercial non-real estate	$10,146,453	$9,612,460
Commercial real estate - owner occupied	3,033,058	2,821,246
Total commercial & industrial	13,179,511	12,433,706
Commercial real estate - income producing	3,560,991	3,464,626
Construction and land development	1,703,592	1,228,670
Residential mortgages	3,092,605	2,423,890
Consumer	1,577,347	1,583,390
Total loans	$23,114,046	$21,134,282

The commercial and industrial (“C&I”) loan portfolio includes both commercial non-real estate and commercial real estate – owner occupied loans. C&I loans totaled $13.2 billion, or 57% of the total loan portfolio, at December 31, 2022, an increase of $746 million from December 31, 2021. The increase is largely attributable to core loan growth of $1.2 billion, partially offset by PPP loan forgiveness of $492 million.

Our commercial and industrial customer base is diversified over a range of industries, including wholesale and retail trade in various durable and nondurable products and the manufacture of such products, financial and professional services, healthcare services, energy, marine transportation and maritime construction, and agricultural production. We lend mainly to middle-market and smaller commercial entities, although we do participate in larger shared-credit loan facilities generally with businesses/sponsors operating in our market areas that are well known to the relationship officers. Shared national credits funded at December 31, 2022 totaled approximately $2.7 billion, or 12% of total loans, compared to $2.1 million, or 10% of total loans at December 31, 2021. Our shared national credit industry concentration at December 31, 2022 includes approximately $509 million of health care-related facilities, $513 million in finance and insurance and $426 million in real estate, rental and leasing, with the remaining to various other industries.

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

TABLE 11. Commercial & Industrial Loans by Industry Concentration

	2022		2021
		Pct of		Pct of
($ in thousands)	Balance	Total	Balance	Total
Commercial & industrial loans:
Real estate and rental and leasing	$1,520,693	12%	$1,311,241	11%
Health care and social assistance	1,406,480	11	1,284,578	10
Retail trade	1,218,618	9	1,086,204	9
Manufacturing	1,142,279	9	919,830	7
Construction	1,029,890	8	923,040	7
Wholesale trade	994,153	7	823,295	7
Finance and insurance	966,484	7	896,105	7
Transportation and warehousing	871,938	7	780,934	6
Professional, scientific, and technical services	705,264	5	621,739	5
Accommodation, food services and entertainment	629,649	5	595,698	5
Public administration	542,692	4	596,301	5
Other services (except public administration)	396,429	3	424,087	4
Information	381,967	3	280,019	2
Admin, Support, Waste Mgmt, Remediation Services	312,374	2	238,589	2
Energy	241,876	2	266,235	2
Educational services	298,091	2	255,127	2
Other	481,882	4	599,625	5
Total commercial & industrial loans, excluding PPP	13,140,759	100	11,902,647	96
PPP loans	38,752	0	531,059	4
Total commercial & industrial loans	$13,179,511	100%	$12,433,706	100%

Commercial real estate – income producing loans totaled $3.6 billion at December 31, 2022, an increase of $96 million, or 3%, from December 31, 2021. The net increase reflects organic growth as well as construction loans converting to permanent financing, partially offset by approximately $684 million in paydowns.

Construction and land development loans totaled approximately $1.7 billion at December 31, 2022, compared to $1.2 billion at December 31, 2021, an increase of $475 million, or 39%. The increase was primarily due to demand throughout our footprint, with the funding of new and existing loans outpacing loans converting to permanent financing.

The following table details the end-of-period aggregated commercial real estate – income producing and construction loan balances by property type. Loans reflected in 1-4 Family Residential Construction include both loans to construction builders as well as single-family borrowers.

TABLE 12. Commercial Real Estate– Income Producing and Construction by Property Type Concentration

	2022		2021
		Pct of		Pct of
($ in thousands)	Balance	Total	Balance	Total
Commercial real estate - income producing and construction loans
Multifamily	$870,869	17%	$647,300	14%
Healthcare related properties	854,563	16	766,338	16
Retail	811,990	15	777,594	17
Industrial	613,149	12	561,022	12
1-4 family residential construction	602,867	11	469,690	10
Office	569,452	11	501,771	11
Hotel, motel and restaurants	485,865	9	437,241	9
Other land loans	213,159	4	257,594	5
Other	242,669	5	274,746	6
Total commercial real estate - income producing and construction loans	$5,264,583	100%	$4,693,296	100%

Residential mortgages totaled $3.1 billion at December 31, 2022, up $669 million, or 28%, from December 31, 2021. The increase in mortgage loans is due primarily to a lower level of originated loans sold in the secondary mortgage market, which was down to 22% for 2022 compared to 48% in 2021, partially offset by a $311 million, or 16%, decrease in overall production. Consumer loans totaled $1.6 billion at December 31, 2022, slightly down compared to December 31, 2021. The small decline in the consumer loan portfolio is due in part to a decrease of $108 million attributable to the wind down of our indirect auto lending portfolio, a business line that we have exited, largely offset by an increase in demand for other consumer products.

The following table shows average loans by category, the effective taxable equivalent yield and the percentage of total loans for each of the preceding three years:

TABLE 13. Average Loans

	2022			2021			2020
		Yield	Pct of		Yield	Pct of		Yield	Pct of
($ in thousands)	Balance	(te)	Total	Balance	(te)	Total	Balance	(te)	Total
Total loans:
Commercial & real estate loans	$17,682,332	4.30%	81%	$17,070,252	3.55%	80%	$17,270,894	3.82%	78%
Residential mortgages	2,666,134	3.39	12	2,445,602	3.70	12	2,857,584	3.92	13
Consumer	1,566,927	5.64	7	1,692,088	4.82	8	2,038,045	4.98	9
Total loans	$21,915,393	4.32%	100%	$21,207,942	3.92%	100%	$22,166,523	4.13%	100%
The following table sets forth the contractual maturity by portfolio segment at December 31, 2022.

TABLE 14. Loan Maturities by Type

December 31, 2022	Maturity Range
($ in thousands)	Within One Year	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total
Total loans:
Commercial non-real estate	$2,089,635	$6,243,843	$1,687,383	$125,592	$10,146,453
Commercial real estate - owner occupied	146,043	1,013,603	1,817,015	56,397	3,033,058
Total commercial & industrial	2,235,678	7,257,446	3,504,398	181,989	13,179,511
Commercial real estate - income producing	480,690	2,093,593	972,021	14,687	3,560,991
Construction and land development	322,478	782,044	188,987	410,083	1,703,592
Residential mortgages	47,121	31,588	425,543	2,588,353	3,092,605
Consumer	69,333	496,722	69,059	942,233	1,577,347
Total loans	$3,155,300	$10,661,393	$5,160,008	$4,137,345	$23,114,046

The sensitivity to interest rate changes for the portion of our loan portfolio that matures after one year is shown below.

TABLE 15. Loan Sensitivity to Changes in Interest Rates

	December 31, 2022
($ in thousands)	Fixed Rate	Floating Rate	Total
Total loans:
Commercial non-real estate	$3,425,363	$4,631,455	$8,056,818
Commercial real estate - owner occupied	1,853,613	1,033,402	2,887,015
Total commercial & industrial	5,278,976	5,664,857	10,943,833
Commercial real estate - income producing	1,065,949	2,014,352	3,080,301
Construction and land development	331,098	1,050,016	1,381,114
Residential mortgages	1,804,022	1,241,462	3,045,484
Consumer	299,389	1,208,625	1,508,014
Total loans	$8,779,434	$11,179,312	$19,958,746

Management expects end of period loan growth in 2023 to be in the low-to mid-single digits from the December 31, 2022 balance of $23.1 billion.

Asset Quality

The following table sets forth nonperforming assets by type for the periods indicated, consisting of nonaccrual loans, troubled debt restructurings and other real estate owned (ORE) and foreclosed assets. Loans past due 90 days or more and still accruing are also disclosed.

TABLE 16. Nonperforming Assets

	December 31,
($ in thousands)	2022	2021
Loans accounted for on a nonaccrual basis:
Commercial non-real estate loans	$3,078	$4,058
Commercial non-real estate loans - restructured	942	2,915
Total commercial non-real estate loans	4,020	6,973
Commercial real estate - owner occupied	1,233	3,104
Commercial real estate - owner occupied - restructured	228	1,817
Total commercial real estate - owner occupied loans	1,461	4,921
Commercial real estate - income producing loans	1,174	5,377
Commercial real estate - income producing loans - restructured	66	81
Total commercial real estate - income producing loans	1,240	5,458
Construction and land development loans	306	837
Construction and land development loans - restructured	3	7
Total construction and land development loans	309	844
Residential mortgage loans	23,946	23,483
Residential mortgage loans - restructured	1,323	1,956
Total residential mortgage loans	25,269	25,439
Consumer loans	6,646	11,888
Consumer loans -restructured	46	—
Total consumer loans	6,692	11,888
Total nonaccrual loans	$38,991	$55,523
Restructured loans - still accruing:
Commercial non-real estate loans	$307	$515
Commercial real estate loans - owner occupied	—	—
Commercial real estate loans - income producing	—	—
Construction and land development loans	113	118
Residential mortgage loans	1,018	2,169
Consumer loans	469	986
Total restructured loans - still accruing	$1,907	$3,788
Total nonperforming loans	$40,898	$59,311
ORE and foreclosed assets	2,017	7,533
Total nonperforming assets	$42,915	$66,844
Loans 90 days past due still accruing	$4,585	$5,524
Total restructured loans	$4,515	$10,564
Ratios:
Nonaccrual loans to total loans	0.17%	0.26%
Nonperforming assets to loans plus ORE and foreclosed assets	0.19%	0.32%
Allowance for loan losses to nonaccrual loans	789.38%	616.08%
Allowance for loan losses to nonperforming loans and accruing loans 90 days past due	676.71%	527.59%
Loans 90 days past due still accruing to total loans	0.02%	0.03%

Nonperforming assets were $42.9 million at December 31, 2022, a decrease of $23.9 million, or 36%, compared to $66.8 million at December 31, 2021. The decrease in nonperforming assets was driven by an $18.4 million decrease in nonperforming loans, which includes nonaccrual loans and loans modified in a troubled debt restructurings (TDRs) still accruing. The decline in nonperforming loans was primarily attributable to repayments, return to accrual status after an appropriate re-performance period, and charge-offs. ORE and foreclosed assets totaled $2.0 million at December 31, 2022, a decrease of $5.5 million from December 31, 2021, as asset sales outpaced foreclosures.

Our level of nonperforming loans continued to improve in 2022, are near historic lows and compare favorably within our peer group. Nonperforming loans totaled $40.9 million at December 31, 2022, compared to $59.3 million at December 31, 2021, and was comprised of $7.5 million of commercial loans, $26.3 million of residential mortgage loans and $7.2 million of consumer loans.

Loans modified in TDRs totaled $4.5 million at December 31, 2022, compared to $10.6 million at December 31, 2021, including $2.6 million and $6.8 million, respectively, of loans reported as nonaccrual loans. TDRs arise when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and, consequently, a modification that would otherwise not be considered is granted to the borrower. Certain loans modified in a TDR may continue to accrue interest when the individual facts and circumstances of the borrower indicate that we will collect all amounts due. Accruing TDRs totaled $1.9 million at December 31, 2022, down from $3.8 million at December 31, 2021.

Criticized commercial loans totaled $301.9 million at December 31, 2022, up $14.7 million, or 5%, compared to December 31, 2021. The increase in criticized commercial loans includes a $45.6 million increase in the commercial non real estate portfolio, partially offset by declines in all other commercial portfolios. Criticized loans are defined as those having potential or well-defined weaknesses that deserve management’s close attention (risk-rated special mention, substandard and doubtful), including both accruing and nonaccruing loans. Criticized commercial loans comprised 1.64% of that portfolio at December 31, 2022, down from 1.68% at December 31, 2021 and remain near historically low levels. Our commercial criticized loans at December 31, 2022 are spread across many industries, with the largest concentrations being construction, totaling $75.7 million; manufacturing, totaling $43.7 million; transportation and warehousing, totaling $43.4 million; and energy support services, totaling $36.0 million. Commercial loans risk rated pass-watch totaled $457.6 million at December 31, 2022, compared to $320.4 million at December 31, 2021. The pass-watch risk rating includes credits with negative performance trends that reflect sufficient risk to cause concern, but have not risen to the level of criticized. The increase in the pass-watch portfolio reflects the impact of the end of economic stimulus and COVID-related modifications, along with the challenging economic environment, including prolonged inflation and labor shortages, among other things.

Allowance for Credit Losses

At December 31, 2022, the allowance for credit losses was $341.1 million, comprised of $307.8 million in allowance for loan losses and $33.3 million in the reserve for unfunded lending commitments. The allowance for credit losses decreased $30.3 million from $371.4 million at December 31, 2021, which was comprised of $342.1 million in allowance for loan losses and $29.3 million in the reserve for unfunded lending commitments. Our allowance for credit losses coverage to total loans was 1.48% at December 31, 2022 compared to 1.76% at December 31, 2021, and reflects improvement in economic conditions in our markets since last year end. While coverage is down year-over-year, it remains elevated compared to pre-pandemic levels as uncertainty remains in our economic outlook.

The decrease in the allowance for credit losses from December 31, 2021 includes reductions of $29.9 million in collectively evaluated reserves and $0.4 million in individually evaluated reserves (generally used for nonperforming loans and loans modified in a troubled debt restructuring), reflecting improvements in asset quality. The Company probability-weighted two Moody’s macroeconomic scenarios in the calculation of our collectively evaluated allowance for credit losses. The downside recessionary S-2 scenario (anchored on the baseline) was weighted more heavily at 75% and the baseline scenario was weighted 25% as management deemed the forecasted economic circumstances and outcomes included the S-2 scenario to be more likely to occur in the near term.

The December 2022 baseline forecast used in our analysis maintains a generally optimistic outlook in its assumptions, including the following: Current global oil prices hold at the current level and begins to decline slowly mid-2023, reaching the estimated long-run equilibrium of $70 per barrel by 2024; full-employment defined as unemployment at 3.5% and labor force participation of 62.5% is already achieved; the Federal Reserve issues two additional 25-basis point interest rate increases in early 2023 before rate reductions begin in late 2023 and continue throughout 2024; and reflects positive GDP growth throughout the forecast period, with annual growth of 0.9% in 2023 and 2.0% in 2024. The S-2 scenario assumes that supply chain issues worsen, increasing shortages of affected goods and keeping inflation elevated longer than expected in the baseline scenario. The Federal Reserve in turn reacts by raising interest rates more than assumed in the baseline scenario, causing the economy to fall into recession in the first quarter of 2023, lasting for three quarters with a peak to trough decline of 1.4%, resulting in a full year GDP reduction of 0.5% in 2023 and a return to growth of 1.3% in 2024. Further, the S-2 scenario assumes that the weakening economy causes unemployment to rise in the 2023, reaching a peak of 6.4% and a return to full employment not achieved until the first quarter of 2025. Additional information on the Moody’s forecast is provided in the “Economic Outlook” section of this document.

Loan growth, portfolio composition, asset quality metrics and future assumptions in economic forecasts drive the level of credit loss reserves. The allowance for credit losses on commercial loans decreased to $279.0 million, or 1.51% of that portfolio, at December 31, 2022, compared to $307.9 million, or 1.80% at December 31, 2021. The allowance for credit losses on residential mortgage loans increased to $32.5 million, or 1.05%, at December 31, 2022, compared to $30.6 million, or 1.26%, at December 31, 2021, mainly reflective of growth in the portfolio, combined with improved economics. Our allowance for credit losses on consumer loans was $29.6 million, or 1.88 % at December 31, 2022, compared to $32.8 million, or 2.07% at December 31, 2021.

Net charge-offs during 2022 were $1.9 million, or 0.01% of average total loans, down from $31.2 million, or 0.15% of average total loans, for the year ended December 31, 2021. In 2022, the commercial portfolio had net recoveries $3.9 million, compared to net charge-offs of $25.5 million in 2021. Commercial net charge-offs in 2021 included $14.1 million of energy-related charge-offs, with $13.3 million associated with a single legacy credit. Residential mortgage loans had net recoveries of $1.6 million in 2022, compared to $0.7 million in 2021. Net charge-offs of consumer loans totaled $7.4 million in 2022, compared to $6.4 million in 2021.

Loan growth, portfolio composition, credit quality metrics and assumptions in economic forecasts will drive the level of credit loss reserves. At present, we expect low to modest charge-offs and provision in the first quarter of 2023.

The following table sets forth activity in the allowance for loan losses for the periods indicated.

TABLE 17. Summary of Activity in the Allowance for Credit Losses

	December 31,
($ in thousands)	2022	2021	2020
Provision and Allowance for Credit Losses
Allowance for Loan Losses:
Allowance for loan losses at beginning of period	$342,065	$450,177	$191,251
Loans charged-off:
Commercial non real estate	7,637	33,523	387,172
Commercial real estate - owner occupied	948	3,179	1,828
Total commercial & industrial	8,585	36,702	389,000
Commercial real estate - income producing	1,073	425	2,512
Construction and land development	3	274	400
Total Commercial	9,661	37,401	391,912
Residential mortgages	137	713	326
Consumer	12,792	12,722	17,219
Total charge-offs	22,590	50,836	409,457
Recoveries of loans previously charged-off:
Commercial non real estate	11,812	8,985	6,032
Commercial real estate - owner occupied	733	642	763
Total commercial & industrial	12,545	9,627	6,795
Commercial real estate - income producing	878	105	46
Construction and land development	134	2,172	846
Total commercial	13,557	11,904	7,687
Residential mortgages	1,749	1,459	1,400
Consumer	5,382	6,282	5,584
Total recoveries	20,688	19,645	14,671
Total net charge-offs	1,902	31,191	394,786
Provision for loan losses	(32,374)	(76,921)	604,301
Cumulative effect of change in accounting principle	—	—	49,411
Allowance for loan losses at end of period	$307,789	$342,065	$450,177
Reserve for Unfunded Lending Commitments:
Reserve for unfunded lending commitments at beginning of period	29,334	29,907	3,974
Cumulative effect of change in accounting principle	—	—	27,330
Provision for losses on unfunded lending commitments	3,975	(573)	(1,397)
Reserve for unfunded lending commitments at end of period	$33,309	$29,334	$29,907
Total Allowance for Credit Losses	$341,098	$371,399	$480,084
Total Provision for Credit Losses	$(28,399)	$(77,494)	$602,904
Coverage ratios:
Allowance for loan losses to period end loans	1.33%	1.62%	2.07%
Allowance for credit loss to period end loans	1.48%	1.76%	2.20%
Charge-offs ratios
Gross charge-offs to average loans	0.10%	0.24%	1.85%
Recoveries to average loans	0.09%	0.09%	0.07%
Net charge-offs to average loans	0.01%	0.15%	1.78%
Net Charge-offs to average loans by portfolio:
Commercial non real estate	(0.04)%	0.25%	3.77%
Commercial real estate - owner occupied	0.01%	0.09%	0.04%
Total commercial & industrial	(0.03)%	0.22%	2.97%
Commercial real estate - income producing	0.01%	0.01%	0.08%
Construction and land development	(0.01)%	(0.16)%	(0.04)%
Total Commercial	(0.02)%	0.15%	2.22%
Residential mortgages	(0.06)%	(0.03)%	(0.04)%
Consumer	0.47%	0.38%	0.57%

An allocation of the loan loss allowance by major loan category is set forth in the following table for the periods indicated.

TABLE 18. Allocation of Allowance for Loan Losses by Category

	December 31,
	2022		2021
($ in thousands)	Allowance for Loan Losses	% of Total Allowance	Allowance for Loan Losses	% of Total Allowance
Commercial non-real estate	$96,461	31%	$95,888	28%
Commercial real estate - owner occupied	48,284	16	53,433	16
Total commercial & industrial	144,745	47	149,321	44
Commercial real estate - income producing	71,961	23	108,058	32
Construction and land development	30,498	10	22,102	6
Residential mortgages	32,464	11	30,623	9
Consumer	28,121	9	31,961	9
Total	$307,789	100%	$342,065	100%

Deposits

Total deposits were $29.1 billion at December 31, 2022, down $1.4 billion, or 5%, from December 31, 2021. Average deposits of $29.5 billion for 2022 were up $0.4 billion, or 1%, over 2021. Since early 2020, deposit levels have been influenced by pandemic-driven factors, such as inflows from government stimulus payments, deposits related to funding PPP loans into business checking accounts and a slowdown in customer spending during the height of the pandemic. In 2022, we began to see gradual outflows of some of the deposit bases built over the preceding two years, as spending levels have increased amid inflationary conditions, and increased competition for deposits.

The composition of deposits at December 31, 2022 and 2021 is as follows:

TABLE 19. Deposits

	December 31,
($ in thousands)	2022	2021
Noninterest-bearing deposits	$13,645,113	$14,392,808
Interest-bearing retail transaction and savings deposits	10,757,495	11,677,333
Interest-bearing public fund deposits
Public fund transaction and savings deposits	3,132,828	3,216,651
Public fund time deposits	111,397	77,956
Total interest-bearing public fund deposits	3,244,225	3,294,607
Retail time deposits	1,418,596	1,091,959
Brokered time deposits	4,920	9,190
Total interest-bearing deposits	15,425,236	16,073,089
Total deposits	$29,070,349	$30,465,897

At December 31, 2022, noninterest-bearing demand deposits were $13.6 billion, down $0.7 billion, or 5%, from December 31, 2021. Noninterest-bearing demand deposits comprised 47% of total deposits at both December 31, 2022 and 2021.

Interest-bearing transaction and savings accounts of $10.7 billion at December 31, 2022 decreased $0.9 billion, or 8%, from December 31, 2021. Interest-bearing public fund deposits totaled $3.2 billion at December 31, 2022, down $50.4 million, or 2%, from December 31, 2021. Year-end public fund account balances are subject to annual fluctuations dependent upon a number of factors, including the timing of tax collections. Seasonal cash inflows from public entities in the fourth quarter of each year typically results in higher balances than at other times during the year with subsequent reductions in the first quarter of the following year. Time deposits other than public funds totaled $1.5 billion at December 31, 2022, up $326 million, or 29%, from December 31, 2021.

Table 20 sets forth average balances and weighted-average rates paid on deposits for each year in the three-year period ended December 31, 2022, as well as the percentage of total deposits for each category. Table 21 sets forth the maturities of time certificates of deposit greater than $250,000 at December 31, 2022.

TABLE 20. Average Deposits

	2022			2021			2020
($ in millions)	Balance	Rate	Mix	Balance	Rate	Mix	Balance	Rate	Mix
Interest-bearing deposits:
Interest-bearing transaction deposits	$2,630.3	0.15%	8.9%	$2,425.2	0.09%	8.3%	$2,166.4	0.20%	8.3%
Money market deposits	5,679.8	0.30	19.3	6,212.0	0.11	21.4	5,311.0	0.39	20.3
Savings deposits	2,917.4	0.01	9.9	2,598.2	0.01	8.9	2,092.4	0.02	8.0
Time deposits	1,030.1	0.45	3.5	1,394.1	0.47	4.8	2,630.8	1.41	10.0
Public Funds	2,941.9	1.10	10.0	3,140.2	0.34	10.8	3,232.1	0.79	12.3
Total interest-bearing deposits	15,199.5	0.38%	51.6	15,769.7	0.17%	54.2	15,432.7	0.57%	58.9
Noninterest bearing demand deposits	14,298.0		48.4	13,324.0		45.8	10,779.6		41.1
Total deposits	$29,497.5		100.0%	$29,093.7		100.0%	$26,212.3		100.0%

TABLE 21. Maturity of Time Certificates of Deposit greater than or equal to $250,000*

December 31,
($ in thousands)	2022
Three months	$115,995
Over three months through six months	71,956
Over six months through one year	323,837
Over one year	28,929
Total	$540,717

* Includes public fund time deposits

We have estimated the Bank’s amount of uninsured deposits to be approximately $14.7 billion, using the methodologies and assumptions required for FDIC regulatory reporting.

Management expects the level of customer deposits at December 31, 2023 be relatively flat or slightly up compared to December 31, 2022.

Short-Term Borrowings

Short-term borrowings totaled $1.9 billion at December 31, 2022, up $206 million, or 12% from December 31, 2021. Average short-term borrowings for 2022 totaled $1.4 billion, down $304 million, or 18%, compared to 2021. The variance compared to December 31, 2021 reflects the repayment of $1.1 billion of low fixed-rate FHLB borrowings that were called at the option of the FHLB, and the addition of $1.43 billion in a new FHLB borrowing that bears interest at current market interest rates. Short-term borrowings are a core portion of the Company’s funding strategy, the balance of which can fluctuate depending on our funding needs and the sources utilized.

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

TABLE 22. Short-Term Borrowings

($ in thousands)	2022	2021	2020
Federal funds purchased:
Amount outstanding at period end	$1,850	$1,850	$300
Average amount outstanding during period	13,176	3,762	9,708
Maximum amount at any month end during period	2,350	4,400	330,330
Weighted-average interest at period end	3.90%	0.15%	0.15%
Weighted-average interest rate during period	2.82%	0.43%	1.15%
Securities sold under agreements to repurchase:
Amount outstanding at period end	$444,421	$563,211	$567,213
Average amount outstanding during period	536,727	559,410	600,167
Maximum amount at any month end during period	640,592	643,403	806,645
Weighted-average interest at period end	0.53%	0.05%	0.14%
Weighted-average interest rate during period	0.21%	0.10%	0.24%
FHLB borrowings:
Amount outstanding at period end	$1,425,000	$1,100,000	$1,100,000
Average amount outstanding during period	808,784	1,100,000	1,368,320
Maximum amount at any month end during period	1,425,000	1,100,000	2,110,000
Weighted-average interest at period end	4.70%	0.49%	0.49%
Weighted-average interest rate during period	1.82%	0.49%	0.62%

The $1.4 billion of FHLB short-term borrowings at December 31, 2022 consists of one short-term fixed rate advance purchased on December 30, 2022 and maturing on January 3, 2023.

Long-Term Debt

Long-term debt totaled $242.1 million at December 31, 2022, down $2.1 million from December 31, 2021, largely due to activity associated with tax credit fund activity.

Long-term debt at December 31, 2022 includes subordinated notes payable with an aggregate principal amount of $172.5 million and a stated maturity of June 15, 2060. The notes accrue interest at a fixed rate of 6.25% per annum, with quarterly interest payments that began September 15, 2020. Subject to prior approval by the Federal Reserve, the Company may redeem the notes in whole or in part on any interest payment date on or after June 15, 2025. This debt qualifies as tier 2 capital in the calculation of certain regulatory capital ratios.

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

Commitments to extend credit totaled $10.2 billion at December 31, 2022 and include revolving commercial credit lines, non-revolving loan commitments issued mainly to finance the acquisition and development of construction of real property or equipment, and credit card and personal credit lines. The availability of funds under commercial credit lines and loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract, which may include the maintenance of sufficient collateral coverage levels, payment and financial performance, and compliance with other contractual conditions. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Credit card and personal credit lines are generally subject to adjustment or cancellation if the borrower’s credit quality deteriorates. A number of commercial and personal credit lines are used only partially or, in some cases, not at all before they expire, and the total commitment amounts do not necessarily represent our future cash requirements.

Letters of credit totaled $401 million at December 31, 2022. A substantial majority of the letters of credit are standby agreements that obligate the Bank to fulfill a customer’s financial commitments to a third party if the customer is unable to perform. The Bank issues standby letters of credit primarily to provide credit enhancement to customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services.

The contract amounts of these instruments reflect our exposure to credit risk. The Bank undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. At December 31, 2022, the Company had a reserve for unfunded lending commitments of $33.3 million.

The following table shows the commitments to extend credit and letters of credit at December 31, 2022 and 2021 according to expiration date.

TABLE 23. Loan Commitments and Letters of Credit

		Expiration Date
($ in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
December 31, 2022
Commitments to extend credit	$10,202,464	$3,997,036	$2,557,813	$2,819,663	$827,952
Letters of credit	400,505	343,375	56,995	135	—
Total	$10,602,969	$4,340,411	$2,614,808	$2,819,798	$827,952

		Expiration Date
($ in thousands)		Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
December 31, 2021
Commitments to extend credit	$9,444,803	$4,171,685	$2,388,752	$2,071,055	$813,311
Letters of credit	396,956	287,230	97,940	11,786	—
Total	$9,841,759	$4,458,915	$2,486,692	$2,082,841	$813,311

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

Risk Committee Governance Structure

Effective risk management governance requires active oversight, participation, and interaction by senior management and the Board of Directors. Our enterprise risk management framework uses a tiered risk/reward committee structure to facilitate the timely discussion of significant risks, issues and risk mitigation strategies to inform management and the Board’s decision making. Additionally, the committee structure provides ongoing oversight and facilitates escalation within assigned risk committees. Following is a summary of our risk governance structure and related responsibilities:

•
Board risk committees. The Company’s Board of Directors has established a Board Risk Committee and Credit Risk Management Subcommittee of the Board Risk Committee to oversee the effective establishment of a risk governance framework, provide for an independent Credit Review assurance function, ensure the overall corporate risk profile is within its risk appetite, and direct changes or make recommendations to the Board of Directors when determined necessary. Additionally, the Board of Directors has established an Audit Committee to provide independent oversight on the effectiveness of these matters and the Company’s internal control and regulatory environment. The Board Risk Committee is chaired by an independent director. The Board has designated Ms. Joan Teofilo and Ms. Suzette Kent, independent directors who serve on the Board Risk Committee, as risk management experts. Other committees of the Board of the Directors oversee certain risks that overlap with the Board Risk Committee's enterprise risk management oversight, including the Compensation Committee, which evaluates and manages any risk posed by compensation and benefits programs and oversees diversity, equity and inclusion efforts, and the Corporate Governance and Nominating Committee, which oversees all ESG related activities.
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
•
Portfolio committees. The Company has three portfolio risk/reward committees focusing on credit (CREDCO), market and liquidity through asset/liability management (ALCO), and operational, legal and compliance (OPCO) risk categories. These committees review and monitor the risk categories in a portfolio context ensuring risk assessment and management processes are being effectively executed to identify and manage risk and direct changes and escalate issues to CAPCO and Board Risk Committees when needed. The committees also monitor the risk portfolios for changes to the Company’s risk profile as well as ensure the risk portfolio is performing within the board-approved risk appetite. Portfolio committees report to CAPCO. In addition, the Company has established a Sustainability Committee, which is a management committee that develops, monitors and assesses the strategies related to the environment, social responsibility and sustainable growth.

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

The following table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in rates at December 31, 2022. Shifts are measured in 100 basis point increments in a range from -500 to +500 basis points from base case, with -200 through +300 basis points presented in Table 24. Our interest rate sensitivity modeling incorporates a number of assumptions including loan and deposit repricing characteristics, the rate of loan prepayments and other factors. The base scenario assumes that the current interest rate environment is held constant over a 24-month forecast period and is the scenario to which all others are compared in order to measure the change in net interest income. Policy limits on the change in net interest income under a variety of interest rate scenarios are approved by the Board of Directors. All policy scenarios assume a static volume forecast where the balance sheet is held constant, although other scenarios are modeled.

TABLE 24. Net Interest Income (te) at Risk

		Estimated Increase in NII
Change in Interest Rates		Year 1	Year 2
(basis points)
-	200	(8.33)%	(13.09)%
-	100	(3.74)%	(6.03)%
+	100	3.42%	5.57%
+	200	6.75%	10.98%
+	300	10.07%	16.40%

The results indicate a general asset sensitivity across most scenarios driven primarily by repricing in variable rate loans and a funding mix composed of material volumes of non-interest bearing and lower rate sensitive deposits. Deployment of short-term funds into assets with longer durations combined with additional interest rate swaps and an increase in rate sensitive funding contributed to a decrease in reported asset sensitivity over the past year. When deemed prudent, management has taken actions to mitigate exposure to interest rate risk with on-or off-balance sheet financial instruments and intends to do so in the future. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes.

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

LIBOR Transition

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (LIBOR). In November 2020, the administrator of LIBOR announced it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one week and two month LIBOR offered rates will cease after December 31, 2021; but, the publication of the remaining LIBOR offered rates will continue until June 30, 2023. Given consumer protection, litigation, and reputation risks, the bank regulatory agencies have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021, would create safety and soundness risks and that they will examine bank practices accordingly. Therefore, the agencies encouraged banks to cease entering into new contracts that use LIBOR as a reference rate as soon as practicable and in any event by December 31, 2021. The Company discontinued the use of LIBOR for new contracts after December, 31, 2021, with limited exceptions as permitted by regulatory guidance and internal policy.

Regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee (ARRC)) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., AMERIBOR or the Secured Overnight Financing Rate (SOFR) as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. Further, the Adjustable Interest Rate (LIBOR) Act, enacted in March 2022, provides a statutory framework to replace U.S. dollar LIBOR with a benchmark rate based on the SOFR for contracts governed by U.S. law that have no or ineffective fallbacks, and in December 2022, the Federal Reserve Board adopted related implementing rules. In addition, where fallback language allows the Bank to select a benchmark rate, the statutory framework grants the authority to select the Board-selected benchmark replacement as the benchmark replacement, including the safe harbor provisions that, among other things, generally provide that such selection or use will not discharge or excuse performance under, give any person the right to unilaterally terminate or suspend performance under, or constitute a breach, of the contract.

Our LIBOR Transition Working Group (the “Group”), whose purpose is to direct the overall transition process for the Company, is an internal, cross-functional team with representatives from business lines, support and control functions and legal counsel. Beginning in the third quarter of 2019, key provisions in our loan documents were modified to ensure new and renewed loans include appropriate pre-cessation trigger language and LIBOR fallback language for transition from LIBOR to the new benchmark when such transition occurs. All direct exposures resulting from existing financial contracts that mature after 2021 have been inventoried and are monitored on an ongoing basis. The Group has also inventoried indirect LIBOR exposures within the Company's systems, models and processes. Management has developed and prioritized remediation plans, and the Group is continuing to monitor developments and taking steps to ensure readiness when the LIBOR benchmark rate is discontinued. The Group expects that the majority of our existing LIBOR contracts will transition in accordance with the statutory framework established by the Federal Reserve.

The Bank has adopted several replacement benchmarks to use in place of LIBOR benchmark rates, including Chicago Mercantile Exchange Inc. (CME) Term SOFR, FRB-NY SOFR and AMERIBOR as the primary rates. The replacement benchmark rates adopted by the Bank have been affirmed to comply with the 19 principles set forth by the International Organization of Securities Commissions (IOSCO) for Financial Benchmarks, and it further provides the Bank confidence these replacement benchmarks are based on transparent, market-based transactions. The Bank began using these replacement benchmarks towards the end of the third quarter of 2021.

We have a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR has resulted in and could continue to result in added costs and employee efforts and could present additional risk. Since alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Even with provisions allowing for designation of alternative benchmarks or “fallback” provisions, the discontinuance of LIBOR could result in customer uncertainty and disputes arising as a consequence of the transition from LIBOR. All of this could result in damage to our reputation and loss of customers

At December 31, 2022, approximately 19% of our loan portfolio consisted of variable rate loans tied to LIBOR, along with related derivatives and other financial instruments.

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

Liquidity

Liquidity management ensures that funds are available to meet the cash flow requirements of our depositors and borrowers, while also meeting the operating, capital and strategic cash flow needs of the Company, the Bank and other subsidiaries. As part of the overall asset and liability management process, liquidity management strategies and measurements have been developed to manage and monitor liquidity risk. At December 31, 2022, we had $17.9 billion in net available sources of funds, summarized as follows:

TABLE 25. Net Available Sources of Funds

	December 31, 2022
($ in thousands)	Total Available	Amount Used	Net Availability
Internal Sources
Free securities, cash and other	$3,751,173	$—	$3,751,173
External Sources
Federal Home Loan Bank	6,414,130	1,525,034	4,889,096
Federal Reserve Bank	3,400,427	—	3,400,427
Brokered deposits	4,360,552	9,190	4,351,362
Other	1,459,000	—	1,459,000
Total Liquidity	$19,385,282	$1,534,224	$17,851,058

TABLE 26. Liquidity Metrics

	2022	2021	2020
Free securities / total securities	41.59%	53.95%	54.21%
Core deposits / total deposits	98.12%	98.66%	97.14%
Wholesale funds / core deposits	7.43%	6.45%	7.85%
Average loans / average deposits	74.30%	72.90%	84.57%

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities and repayments of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window. Management has established an internal target for the ratio of free securities to total securities to be 20% or greater. As shown in Table 26 above, our ratios of free securities to total securities were 41.59% and 53.95%, respectively, at December 31, 2022 and 2021. Securities and FHLB letters of credit are pledged as collateral related to public funds and repurchase agreements. The carry value of total pledged securities was $4.9 billion at December 31, 2022, an increase of $987.4 million from December 31, 2021. The increase in pledged securities, as well as the decrease in the ratio of free securities to total securities, was the result of utilizing securities to replace $850 million in maturing FHLB letters of credit as pledged collateral.

The liability portion of the balance sheet provides liquidity mainly through the ability to use cash sourced from various customers’ interest-bearing and noninterest-bearing deposit accounts and sweep accounts. At December 31, 2022, deposits totaled $29.1 billion, a decrease of $1.4 billion, or 5%, from December 31, 2021. This decrease was primarily attributable to increased consumer and business spending related to economic-related conditions, partially offset by an increase in time deposits due to higher competitive rate offerings. Core deposits represent total deposits excluding certificates of deposits (“CDs”) of $250,000 or more and brokered deposits. The ratio of core deposits to total deposits was 98.12% at December 31, 2022, compared to 98.66% at December 31, 2021. Core deposits totaled $28.5 billion at December 31, 2022, an decrease of $1.5 billion from December 31, 2021. Brokered deposits totaled $4.9 million as of December 31, 2022 compared to $30.2 million at December 31, 2021. Brokered deposits declined as brokered certificates that matured were not reissued as part of our effort to utilize excess liquidity. The use of brokered deposits as a funding source is subject to certain policies regarding the amount, term and interest rate.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. In addition to funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At December 31, 2022, the Bank had borrowed $1.4 billion from the FHLB and had approximately $4.9 billion remaining available under this line. The Bank also has unused borrowing capacity at the Federal Reserve’s discount window of approximately $3.4 billion. There were no outstanding borrowings with the Federal Reserve at December 31, 2022 and December 31, 2021, or at any point during the years then ended.

Wholesale funds, comprised of short-term borrowings, long-term debt and brokered deposits were 7.43% of core deposits at December 31, 2022 and 6.45% at December 31, 2021. Wholesale funds totaled $2.1 billion at December 31, 2022, an increase of $178.8 million from December 31, 2021. The increase was primarily due to an increase in FHLB borrowings, partially offset by decrease in customer repo agreements. The Company has established an internal target for wholesale funds to be less than 25% of core deposits.

Another key measure the Company uses to monitor its liquidity position is the loan to deposit ratio (average loans outstanding during the reporting period divided by average deposits outstanding). The loan-to-deposit ratio measures the amount of funds the Company lends for each dollar of deposits on hand. Our average loan-to-deposit ratio was 74.30% for 2022 compared to 72.90% in 2021. Management has established a target range for the loan to deposit ratio of 87% to 89%, but will operate outside that range under certain circumstances, such as those caused by the continuing impact of the pandemic on loan and deposit levels. Average loans outstanding for 2022 and 2021, included approximately $204.8 million and $1.5 billion, respectively of low-risk SBA guaranteed PPP loans were largely repaid through the forgiveness process by the end of 2022.

Dividends received from the Bank have been the primary source of funds available to the Parent Company for the payment of dividends to our stockholders and for servicing its debt. The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends that the Bank can distribute to the Parent Company, as described in Note 12 –Stockholder's Equity to the consolidated financial statements. The Parent targets cash and other liquid assets to provide liquidity in an amount sufficient to fund approximately four quarters of ongoing cash or liquid asset needs, consisting primarily of common stockholder dividends, debt service requirements, and any expected share repurchase or early extinguishment of debt. The Parent may temporarily operate below that level if a return to the target can be achieved in the near-term, generally not to exceed four quarters.

On June 15, 2021, the Parent utilized excess liquidity to redeem all of its issued and outstanding 5.95% subordinated notes due with an aggregate principal amount of $150 million.

Material Cash Requirements

The Company has sufficient access to liquidity for operations. The following table summarizes select significant contractual obligations as of December 31, 2022, according to payments due by period. The table excludes obligations under deposit contracts and short-term borrowings discussed previously in this analysis. The maturities of time deposits in amounts greater than $250,000 are presented in Table 20. Purchase obligations represent material legal and binding contracts to purchase services and goods that cannot be settled or terminated without paying substantially all of the contractual amounts.

TABLE 27. Contractual Cash Obligations

	Payment due by period
($ in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$656,572	$18,055	$44,691	$43,243	$550,583
Operating lease obligations	145,557	16,311	27,870	23,394	77,982
Purchase obligations	157,577	93,326	40,827	23,424	—
Commitments to fund low income housing and small business investment company	22,262	22,262	—	—	—
Total	$981,968	$149,954	$113,388	$90,061	$628,565

Capital Resources

The Company currently has a strong capital position which is vital to continued profitability, promotes depositor and investor confidence, and provides a solid foundation for economic downturns, future growth and flexibility in addressing strategic opportunities. Stockholders’ equity totaled $3.3 billion at December 31, 2022 compared to $3.7 billion at December 31, 2021. The $327.7 million decrease from December 31, 2021 is attributable to $718.2 million of other comprehensive loss, net of tax, largely due to fair value adjustments on securities available for sale and cash flow hedges amid the rising interest rate environment, along with dividends of $94.9 million and the repurchase of $58.9 million of common stock. These factors were partially offset by net income of $524.1 million and $20.2 million of long-term incentive and dividend reinvestment activity.

At December 31, 2022, our tangible common equity ratio was 7.09%, compared to 7.71% at December 31, 2021. The 62 bps decline from December 31, 2021 is attributable to declines of 202 bps due to other comprehensive loss, 27 bps from dividends and 17 bps from common stock repurchase activity, partially offset by increases of 151 bps for tangible net income, 27 bps from tangible asset contraction, and 6 bps related to stock based compensation and other activity. The Company has adequate liquidity and, therefore, does not plan to and, more likely than not, will not be required to sell available for sale securities before the recovery of the losses reflected in other comprehensive loss.

The primary quantitative measures that regulators use to gauge capital adequacy are the ratios of Total, Tier 1 and Common Equity Tier 1 regulatory capital to risk-weighted assets (risk-based capital ratios) and the ratio of Tier 1 capital to average total assets (Leverage ratio). The Federal Reserve Board’s final rule implementing the Basel III regulatory capital framework and related changes per the Dodd-Frank Act established the Basel III minimum regulatory capital requirements for all organizations for Total, Tier 1 and Common Equity Tier 1 risk-based capital ratios equal to 8.00%, 6.00%, and 4.5%, respectively, as well as set a conservation buffer of

2.5% and a Leverage ratio of 4.0%. Based on capital ratios as of December 31, 2022 using Basel III definitions, the Company and the Bank exceeded all capital requirements of the rule. The Company and the Bank have established internal target ranges for Total, Tier 1 and Common Equity Tier 1 risk-based capital ratios and the leverage ratio. At December 31, 2022, each of these capital ratios fell within, or above, their respective target range.

At December 31, 2022, our regulatory capital ratios were well in excess of current regulatory minimum requirements, including the conservatism buffers, by at least $540 million. Additionally, both the Company and the Bank were considered “well capitalized” by regulatory agencies. Note 12 – Stockholders’ Equity to the consolidated financial statements provides additional information about the Bank’s regulatory capital ratios.

The following table shows the Company’s regulatory capital ratios as calculated under current rules for the indicated periods. The capital ratios in the table below reflect the election to use the interim final five-year transition rule issued on March 27, 2020 available for institutions required to adopt CECL as of January 1, 2020. The CECL transition rule allowed for the option to delay for two years the estimated impact of CECL on regulatory capital (0%), followed by a three-year transition (25% in 2022, 50% in 2023, 75% in 2024, and 100% thereafter). In addition, the two-year delay also included the full impact of January 1, 2020 cumulative effect impact plus an estimated impact of CECL calculated quarterly as 25% of the current ACL over the January 1, balance (modified transition amount). The modified transition amount was recalculated quarterly, with the December 31, 2021 impact of $24.9 million plus the day one impact of $44.1 million carrying through remaining three-year transition.

TABLE 28. Risk-Based Capital and Capital Ratios

($ in thousands)	2022	2021
Common equity tier 1 capital	$3,279,419	$2,890,770
Additional tier 1 capital	—	—
Tier 1 capital	3,279,419	2,890,770
Tier 2 capital	447,415	454,617
Total capital	$3,726,834	$3,345,387
Risk-weighted assets	$28,734,106	$26,056,958
Ratios
Leverage (Tier 1 capital to average assets)	9.53%	8.25%
Common equity tier 1 capital to risk-weighted assets	11.41%	11.09%
Tier 1 capital to risk-weighted assets	11.41%	11.09%
Total capital to risk-weighted assets	12.97%	12.84%
Common stockholders' equity to total assets	9.50%	10.05%
Tangible common equity to total assets	7.09%	7.71%

Throughout 2022 and 2021, the Company paid quarterly dividends of $0.27 per share, for an annual cash dividend rate of $1.08 per share. The Company has paid uninterrupted quarterly dividends to shareholders since 1967. In January 2023, the Company's board of directors declared an 11% increase in the regular first quarter 2023 cash dividend to $0.30 per share. The increase is reflective of our strong regulatory ratios, allowing for improved shareholder returns.

STOCK REPURCHASE PROGRAM

Prior to its expiration on December 31, 2022, we had in place a stock repurchase program that was authorized by the Company's board of directors in April 2021 whereby the Company was authorized to repurchase up to 4.3 million shares of its common stock through the program’s expiration date. The program allowed the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions. The Company was not obligated to purchase any shares under this program, and the board of directors had the ability to terminate or amend the program at any time prior to the expiration date. During the year ended December 31, 2022, the Company repurchased 1,204,368 shares of its common stock at an average cost of $48.90 per share, inclusive of commissions. In total, the Company repurchased 1.7 million of the 4.3 million authorized shares under the buyback program at an average cost of $48.77 per share.

Subsequent to year-end, in January 2023, the Company’s board of directors authorized a stock repurchase program pursuant to which the Company may, from time to time, purchase up to 4.3 million shares of its outstanding common stock (approximately 5% of the shares of common stock outstanding as of December 31, 2022). The shares may be repurchased in the open market, by block purchase, through accelerated share repurchase plans, in privately negotiated transactions or otherwise, in one or more transactions, from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The program has an expiration date of December 31, 2024 and does not obligate the Company to purchase any shares. The program may be terminated or amended by the Board at any time prior to the expiration date. This program allows us to continue to opportunistically repurchase shares of our common stock when the market is advantageous.

The Inflation Reduction Act of 2022, signed into law in August 2022, includes a provision for an excise tax equal to 1% of the fair market value of any stock repurchased by covered corporations during a taxable year, subject to certain limits and provisions. The excise tax is effective beginning in fiscal year 2023. While we may complete transactions subject to the new excise tax, we do not expect a material impact to our statement of condition or result of operations.

FOURTH QUARTER RESULTS

Net income for the fourth quarter of 2022 was $143.8 million, or $1.65 per diluted common share, compared to $135.4 million, or $1.55 per diluted common share, in the third quarter of 2022 and $137.7 million, or $1.55 per diluted common share, in the fourth quarter of 2021. The fourth quarter of 2021 included $4.9 million ($.04 per share after-tax impact) of net nonoperating income items, mostly attributable to hurricane-related insurance proceeds.

Highlights of our fourth quarter of 2022 results (compared to third quarter of 2022):

•
Net income of $143.8 million, or $1.65 per diluted share, was up $8.4 million, or $0.10 per diluted share
•
Pre-provision net revenue of $185.0 million was up $10.3 million, or 6%
•
Loan growth of $528.5 million, or 9%, linked-quarter annualized, exceeded expectations
•
Criticized commercial loans and nonperforming loans decreased slightly and remain near historically low levels
•
Allowance for credit losses coverage remained strong at 1.48%
•
Deposits increased $119.1 million, or 2% linked-quarter annualized
•
Net interest margin improved 14 basis points (bps) to 3.68%
•
Common equity tier 1 ratio was 11.41%, up 31 bps; tangible common equity ratio of 7.09%, up 36 bps
•
Efficiency ratio improved to 49.81%

Total loans at December 31, 2022 were $23.1 billion, an increase of $528 million, or 2%, from September 30, 2022. Improved line utilization contributed to growth in markets and lines of business. One-time close residential mortgage construction products drove the increase in mortgage loans, while commercial real estate (CRE) declined as a result of today's uncertain economic environment.

Total deposits at December 31, 2022 were $29.1 billion, up $119 million, or less than 1%, from September 30, 2022.

Noninterest-bearing deposits totaled $13.6 billion at December 31, 2022, down $645.7 million, or 5%, from September 30, 2022 and comprised 47% of total deposits at December 31, 2022. Interest-bearing transaction and savings deposits totaled $10.7 billion at December 31, 2022, down $175.7 million, or 2%, compared to September 30, 2022. Commercial client demand deposits declined, while competitive rates on certain deposit products led to a slight shift from no and low-cost deposits to higher rate money market and time deposit products. Interest-bearing public fund deposits increased $447.9 million, or 16%, to $3.2 billion at December 31, 2022. The increase in public funds is seasonal and primarily attributable to year-end tax collections by local municipalities. Typically, these balances begin to runoff in the first quarter of each year. Time deposits of $1.5 billion increased $492.6 million, or 51%, from September 30, 2022, largely attributable to promotional rate offerings in keeping with the rising interest rate environment.

Net interest income (te) for the fourth quarter of 2022 was $298.1 million, up $15.2 million, or 5%, from the third quarter of 2022, primarily driven by the rising rate environment coupled with an increase in earning assets, partially offset by an increase in the cost of funds. The net interest margin increased 14 bps to 3.68% in the fourth quarter as interest income increased as a result of the rising interest rate environment and growth in earning assets (+52 bps), partially offset by higher cost of funds (-37 bps) and forgiveness of PPP loans (-1 bp).

The provision for credit losses recorded in the fourth quarter of 2022 was $2.5 million, compared to $1.4 million in the third quarter of 2022. Net charge-offs were $1.0 million, or 0.02% of average total loans on an annualized basis in the fourth quarter of 2022, down from $1.3 million, or 0.02% of average total loans, in the third quarter of 2022. Our allowance for credit loss reserves were $341.1 million at December 31, 2022, up $1.5 million from the prior quarter. While our asset quality metrics are stable, economic uncertainty remains, resulting in an allowance level that is elevated when compared to pre-pandemic levels.

Noninterest income totaled $77.1 million for the fourth quarter of 2022, down $8.3 million, or 10%, from the third quarter of 2022, with declines from the third quarter noted in most fee categories. Service charges were down $1.0 million, or 5%, partly attributable to the discontinuance of certain consumer NSF and overdraft fees that began in December 2022. Bank card and ATM fees were down $0.5 million, or 2%, from the third quarter of 2022. Income from secondary mortgage operations totaled $1.5 million, down $1.8 million, or 54%, as a result of declining demand for mortgage loans and refinancing, and a lower percentage of such loans sold in the secondary market. Other noninterest income was down $5.7 million, primarily due to lower specialty fee income, including income from bank-owned life insurance, derivatives and small business investment company income.

Noninterest expense totaled $190.2 million, down $3.3 million, or 2%, from the third quarter of 2022. The primary driver of the decrease is attributable to storm-related insurance gains recorded in the fourth quarter, partially offset by a decrease in net gains on ORE and foreclosed assets.

The effective income tax rate for fourth quarter 2022 was 20.1%. The effective income tax rate continues to be less than the statutory rate primarily due to tax-exempt income and income tax credits.

The following table provides selected comparative financial information for the five quarters ending with December 31, 2022.

TABLE 29. Quarterly Consolidated Financial Results

(in thousands, except per share data)	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021
Income Statement Data:
Interest income	$345,676	$299,737	$254,864	$236,786	$238,756
Interest income (te) (a)	348,291	302,340	257,449	239,331	241,391
Interest expense	50,175	19,430	9,132	8,323	9,460
Net interest income (te)	298,116	282,910	248,317	231,008	231,931
Provision for credit losses	2,487	1,402	(9,761)	(22,527)	(28,399)
Noninterest income	77,064	85,337	85,653	83,432	89,612
Noninterest expense	190,154	193,502	187,097	179,939	182,462
Income before income taxes	179,924	170,740	154,049	154,483	164,845
Income tax expense	36,137	35,351	32,614	31,005	27,102
Net income	$143,787	$135,389	$121,435	$123,478	$137,743
For informational purposes - included above, pre-tax
Nonoperating item included in noninterest income:
Gain on hurricane-related insurance settlement	$—	$—	$—	$—	$3,600
Nonoperating items included in noninterest expense:
Efficiency initiatives	—	—	—	—	(649)
Hurricane-related expenses	—	—	—	—	(680)
Balance Sheet Data:
Period end balance sheet data:
Loans	$23,114,046	$22,585,585	$21,846,068	$21,323,341	$21,134,282
Earning assets	31,873,027	31,213,449	31,292,910	32,997,323	33,610,435
Total assets	35,183,825	34,567,242	34,637,525	36,317,291	36,531,205
Noninterest-bearing deposits	13,645,113	14,290,817	14,676,342	14,976,670	14,392,808
Total deposits	29,070,349	28,951,274	29,866,432	30,499,709	30,465,897
Stockholders' equity	3,342,628	3,180,439	3,349,723	3,450,951	3,670,352
Average balance sheet data:
Loans	$22,723,248	$22,138,709	$21,657,528	$21,122,038	$20,770,130
Earning assets	32,244,681	31,783,801	32,780,813	33,201,926	32,913,659
Total assets	34,498,915	34,377,773	35,380,247	36,003,803	35,829,027
Noninterest-bearing deposits	13,854,625	14,323,646	14,655,800	14,363,324	14,126,335
Total deposits	28,816,338	29,180,626	29,979,940	30,029,793	29,750,665
Stockholders' equity	3,228,667	3,405,463	3,383,789	3,607,061	3,642,003
Common Shares Data:
Earnings per share:
Basic	$1.65	$1.56	$1.39	$1.40	$1.56
Diluted	1.65	1.55	1.38	1.40	1.55
Cash dividends per common share	0.27	0.27	0.27	0.27	0.27
Performance Ratios:
Return on average assets	1.65%	1.56%	1.38%	1.39%	1.53%
Return on average common equity	17.67%	15.77%	14.39%	13.88%	15.00%
Efficiency (b)	49.81%	51.62%	54.95%	56.03%	56.57%
Net interest margin (te)	3.68%	3.54%	3.04%	2.81%	2.80%
Reconciliation of operating revenue (te) and operating pre-provision net revenue (non-GAAP measure) (te) (c)
Net interest income	$295,501	$280,307	$245,732	$228,463	$229,296
Noninterest income	77,064	85,337	85,653	83,432	89,612
Total revenue	372,565	365,644	331,385	311,895	318,908
Taxable equivalent adjustment	2,615	2,603	2,585	2,545	2,635
Nonoperating revenue	—	—	—	—	(3,600)
Operating revenue (te)	$375,180	$368,247	$333,970	$314,440	$317,943
Noninterest expense	(190,154)	(193,502)	(187,097)	(179,939)	(182,462)
Nonoperating expense	—	—	—	—	(1,329)
Operating pre-provision net revenue (te)	$185,026	$174,745	$146,873	$134,501	$134,152

(a) Taxable equivalent basis (te). For analytical purposes, management adjusts interest income and net interest income for tax-exempt items to a taxable equivalent basis using a federal income tax rate of 21% .

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

Allowance for Credit Losses

The allowance for credit losses (ACL) is comprised of the allowance for loan and lease losses (ALLL), a valuation account available to absorb losses on loans and leases held for investment, and the reserve for unfunded lending commitments, a liability established to absorb credit losses for the expected life of the contractual term of on and off-balance sheet exposures as of the date of the determination. Accounting standards require that management incorporate an economic forecast for a reasonable and supportable period, which is two years based on our current policy. We utilize third party forecasts that consist of multiple economic scenarios, including a baseline, with a probability distribution of 50% better or worse economic performance and various upside and downside scenarios utilized at an aggregated state (or regional) levels across our footprint or national level, depending on the portfolio. The economic forecasts are generally lagging and may not incorporate all events and circumstances through the financial statement date. The Company’s management considers available forecasts, current events not captured and our specific portfolio characteristics and applies weights to the scenario output based on a best estimate of likely outcomes. Since 2020, the United States and global financial markets experienced unprecedented volatility, with significant uncertainty surrounding the COVID-19 pandemic followed by a prolonged period of inflation, labor shortages and aggressive monetary policy actions, among other things. Changing economic conditions have introduced enhanced estimation uncertainty in the forecasts used to estimate expected credit loss. Our credit loss models were built using historical data that may not correlate to existing economic conditions. The estimate of the life of a loan considers both contractual cash flows as well as estimated prepayments and forecasted draws on unfunded loan commitments that were also built on historical data that may react differently given the current environment. Such forecasted information is inherently uncertain, therefore, actual results may differ significantly from management’s estimates.

Management applies significant judgment when weighting the macroeconomic scenarios for the reasonable and supportable period. Our assessment considers the scenario description compared to our portfolio performance and benchmarking select variables to other third party forecasts. At December 31, 2022, the Company weighted the Moody’s baseline scenario at 25% and the slower growth S-2 scenario at 75%. Results by scenario can vary significantly from period to period as both the scenario assumptions and the portfolio composition are changing, therefore comparison of scenario weighting from period to period may not be meaningful. For example, holding all other assumptions constant, the slower growth S-2 scenario produced expected credit losses 44% higher than utilization of the baseline scenario at December 31, 2022. In contrast, for the year ended December 31, 2021, the slower growth S-2 scenario produced results 21% greater than the baseline scenario. In addition, these quantitative results are adjusted, sometimes materially, by the qualitative assessment described below.

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

For credits that are individually evaluated, a specific allowance is calculated as the shortfall between the credit’s value and the bank’s exposure. The loan’s value is measured by either the loan’s observable market price, the fair value of the collateral of the loan (less liquidation costs) if it is collateral dependent, or by the present value of expected future cash flows discounted at the loan’s effective interest rate. Collateral on impaired loans may include, but is not limited to, commercial and residential real estate, accounts receivable and other corporate assets. Values for impaired credits are highly subjective and based on information available at the time of valuation and the current resolution strategy. These values are difficult to assess and have heightened uncertainty resulting from current market conditions. Actual results could differ from these estimates.

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

The Company’s internal control over financial reporting as of December 31, 2022 was audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022.

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that internal control over financial reporting was effective as of December 31, 2022.

/s/ John M. Hairston	/s/ Michael M. Achary
John M. Hairston	Michael M. Achary
President & Chief Executive Officer	Senior Executive Vice President & Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
February 24, 2023	February 24, 2023

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hancock Whitney Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hancock Whitney Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Allowance for Credit Losses for the Collectively Evaluated Portfolios

As described in Notes 1 and 3 to the consolidated financial statements, the allowance for credit losses (“ACL”) is comprised of the allowance for loan and lease losses, a valuation account available to absorb losses on loans and leases held for investment, and the reserve for unfunded lending commitments, a liability established to absorb credit losses for the expected life of the contractual term of on and off-balance sheet exposures. As of December 31, 2022, the total allowance for credit losses was $341 million on total loans of $23.1 billion. The analysis and methodology for estimating the ACL includes two primary elements: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated for credit loss. Management utilizes internally developed credit models and third party economic forecasts for the calculation of expected credit loss for the collectively evaluated portfolios. Management calculates a collective allowance for a two-year reasonable and supportable forecast period utilizing probability weighted multiple macroeconomic scenarios, and then reverts on a linear basis over four quarters to an average historical loss rate for the remaining term. Qualitative adjustments to the output of quantitative calculations are made when management deems it necessary to reflect differences in current and forecasted conditions as compared to those during the historical loss period used in model development.

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

February 24, 2023

We have served as the Company’s auditor since 2009.

Hancock Whitney Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
(in thousands, except per share data)	2022	2021
Assets:
Cash and due from banks	$564,459	$401,201
Interest-bearing bank deposits	323,332	3,830,177
Federal funds sold	728	458
Securities available for sale, at fair value (amortized cost of $6,310,214 and $6,984,530)	5,556,041	6,986,698
Securities held to maturity (fair value of $2,615,398 and $1,631,482)	2,852,495	1,565,751
Loans held for sale (includes $10,843 and $41,022 measured at fair value)	26,385	93,069
Loans	23,114,046	21,134,282
Less: allowance for loan losses	(307,789)	(342,065)
Loans, net	$22,806,257	$20,792,217
Property and equipment, net of accumulated depreciation of $303,451 and $280,065	328,605	350,309
Right of use assets, net of accumulated amortization of $44,901 and $34,425	96,884	102,239
Prepaid expense	44,632	38,793
Other real estate and foreclosed assets, net	2,017	7,533
Accrued interest receivable	131,849	96,938
Goodwill	855,453	855,453
Other intangible assets, net	56,193	70,226
Life insurance contracts	729,774	664,535
Funded pension assets, net	216,818	227,870
Deferred tax asset, net	211,418	—
Other assets	380,485	447,738
Total assets	$35,183,825	$36,531,205
Liabilities and Stockholders' Equity:
Deposits:
Noninterest-bearing	$13,645,113	$14,392,808
Interest-bearing	15,425,236	16,073,089
Total deposits	29,070,349	30,465,897
Short-term borrowings	1,871,271	1,665,061
Long-term debt	242,077	244,220
Accrued interest payable	9,935	3,103
Lease liabilities	116,422	122,079
Deferred tax liability, net	—	19,434
Other liabilities	531,143	341,059
Total liabilities	31,841,197	32,860,853
Stockholders' equity:
Common stock	309,513	309,513
Capital surplus	1,716,884	1,755,701
Retained earnings	2,088,413	1,659,073
Accumulated other comprehensive loss, net	(772,182)	(53,935)
Total stockholders' equity	3,342,628	3,670,352
Total liabilities and stockholders' equity	$35,183,825	$36,531,205
Preferred shares authorized (par value of $20.00 per share)	50,000	50,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	92,947	92,947
Common shares outstanding	85,941	86,749

See accompanying notes to consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per share data)	2022	2021	2020
Interest income:
Loans, including fees	$940,629	$825,862	$907,290
Loans held for sale	1,814	2,543	2,622
Securities-taxable	166,731	131,382	127,629
Securities-tax exempt	18,847	18,969	19,454
Short-term investments	9,042	3,502	986
Total interest income	1,137,063	982,258	1,057,981
Interest expense:
Deposits	58,439	26,246	88,261
Short-term borrowings	16,191	6,015	10,042
Long-term debt	12,430	16,762	17,155
Total interest expense	87,060	49,023	115,458
Net interest income	1,050,003	933,235	942,523
Provision for credit losses	(28,399)	(77,494)	602,904
Net interest income after provision for credit losses	1,078,402	1,010,729	339,619
Noninterest income:
Service charges on deposit accounts	87,663	81,032	76,659
Trust fees	65,132	62,898	58,191
Bank card and ATM fees	84,591	79,074	68,131
Investment and annuity fees and insurance commissions	28,752	29,502	24,330
Secondary mortgage market operations	11,524	36,694	40,244
Securities transactions	(87)	333	488
Other income	53,911	74,801	56,385
Total noninterest income	331,486	364,334	324,428
Noninterest expense:
Compensation expense	378,482	378,589	379,727
Employee benefits	82,153	103,786	84,332
Personnel expense	460,635	482,375	464,059
Net occupancy expense	48,767	49,786	52,589
Equipment expense	18,573	18,167	19,212
Data processing expense	103,942	96,755	87,823
Professional services expense	36,065	48,678	49,529
Amortization of intangibles	14,033	16,665	19,916
Deposit insurance and regulatory fees	14,889	13,582	18,804
Other real estate and foreclosed assets expense (income)	(4,407)	(210)	9,555
Other expense	58,195	81,209	67,305
Total noninterest expense	750,692	807,007	788,792
Income (loss) before income taxes	659,196	568,056	(124,745)
Income tax expense (benefit)	135,107	104,841	(79,571)
Net income (loss)	$524,089	$463,215	$(45,174)
Earnings (loss) per common share - basic	$6.00	$5.23	$(0.54)
Earnings (loss) per common share - diluted	$5.98	$5.22	$(0.54)
Dividends paid per share	$1.08	$1.08	$1.08
Weighted average shares outstanding - basic	86,068	86,823	86,533
Weighted average shares outstanding - diluted	86,394	87,027	86,533

See accompanying notes to consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
($ in thousands)	2022	2021	2020
Net income (loss)	$524,089	$463,215	$(45,174)
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss) on securities available for sale and cash flow hedges	(898,241)	(211,580)	224,337
Reclassification of net losses realized and included in earnings	(5,947)	(15,485)	(10,983)
Valuation adjustments to pension plan attributable to the Voluntary Early Retirement Program and curtailment	—	59,606	—
Other valuation adjustments to employee benefit plans	(24,139)	(6,735)	(37,451)
Amortization of unrealized net gain (loss) on securities transferred to held to maturity	1,355	(158)	(470)
Other comprehensive income (loss) before income taxes	(926,972)	(174,352)	175,433
Income tax (benefit) expense	(208,725)	(40,348)	40,640
Other comprehensive income (loss) net of income taxes	(718,247)	(134,004)	134,793
Comprehensive income (loss)	$(194,158)	$329,211	$89,619

See accompanying notes to consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
					Other
					Comprehensive
	Common Stock		Capital	Retained	Income (Loss),
(in thousands, except parenthetical share data)	Shares	Amount	Surplus	Earnings	Net	Total
Balance, December 31, 2019	92,947	$309,513	$1,736,664	$1,476,232	$(54,724)	$3,467,685
Net loss	—	—	—	(45,174)	—	(45,174)
Other comprehensive income	—	—	—	—	134,793	134,793
Comprehensive income	—	—	—	(45,174)	134,793	89,619
Cash dividends declared ($1.08 per common share)	—	—	—	(95,605)	—	(95,605)
Cumulative effect of change in accounting principle	—	—	—	(44,087)	—	(44,087)
Common stock activity, long-term incentive plans	—	—	17,715	140	—	17,855
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	4,164	—	—	4,164
Net settlement of accelerated share repurchase agreement (1,001,472 shares)	—	—	12,110	—	—	12,110
Repurchase of common stock (315,851 shares)	—	—	(12,716)	—	—	(12,716)
Balance, December 31, 2020	92,947	$309,513	$1,757,937	$1,291,506	$80,069	$3,439,025
Net income	—	—	—	463,215	—	463,215
Other comprehensive loss	—	—	—	—	(134,004)	(134,004)
Comprehensive income	—	—	—	463,215	(134,004)	329,211
Cash dividends declared ($1.08 per common share)	—	—	—	(95,927)	—	(95,927)
Common stock activity, long-term incentive plans	—	—	15,688	279	—	15,967
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	3,872	—	—	3,872
Repurchase of common stock (449,876 shares)	—	—	(21,796)	—	—	(21,796)
Balance, December 31, 2021	92,947	$309,513	$1,755,701	$1,659,073	$(53,935)	$3,670,352
Net income	—	—	—	524,089	—	524,089
Other comprehensive loss	—	—	—	—	(718,247)	(718,247)
Comprehensive income (loss)	—	—	—	524,089	(718,247)	(194,158)
Cash dividends declared ($1.08 per common share)	—	—	—	(94,891)	—	(94,891)
Common stock activity, long-term incentive plans	—	—	16,498	142	—	16,640
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	3,577	—	—	3,577
Repurchase of common stock (1,204,368 shares)	—	—	(58,892)	—	—	(58,892)
Balance, December 31, 2022	92,947	$309,513	$1,716,884	$2,088,413	$(772,182)	$3,342,628

See accompanying notes to consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
($ in thousands)	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$524,089	$463,215	$(45,174)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,582	29,113	30,128
Provision for credit losses	(28,399)	(77,494)	602,904
(Gain) loss on other real estate and foreclosed assets	(4,382)	(2,280)	9,581
Deferred tax expense (benefit)	(22,166)	10,376	(20,716)
Increase in cash surrender value of life insurance contracts	(7,010)	(23,505)	(19,244)
Impairment of or loss on disposal of assets	259	14,354	3,159
Loss on extinguishment of debt	—	4,165	—
Loss (gain) on sale of securities available for sale	87	(333)	(488)
Net (increase) decrease in loans held for sale	61,031	41,157	(77,544)
Net amortization of securities premium/discount	35,490	50,311	43,226
Amortization of intangible assets	14,033	16,665	19,916
Stock-based compensation expense	23,489	22,442	21,107
Net change in derivative collateral liability	64,867	62,670	(80,290)
Increase in interest payable and other liabilities	6,838	20,869	4,687
(Increase) decrease in other assets	176,354	(21,050)	(111,094)
Other, net	(34,141)	(24,985)	(24,967)
Net cash provided by operating activities	$842,021	$585,690	$355,191

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows—(Continued)

	Years Ended December 31,
($ in thousands)	2022	2021	2020
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	$73,219	$198,681	$211,919
Proceeds from maturities of securities available for sale	502,628	1,073,133	1,001,720
Purchases of securities available for sale	(635,593)	(2,527,272)	(2,371,954)
Proceeds from maturities of securities held to maturity	147,879	116,536	218,205
Purchases of securities held to maturity	(884,427)	(338,089)	(20,884)
Proceeds received upon termination of fair value hedge instruments	90,601	—	—
Net redemptions (purchases) of Federal Home Loan Bank stock	(12,095)	52,535	(12,868)
Net (increase) decrease in short-term investments	3,506,845	(2,496,849)	(1,223,557)
Proceeds from sales of loans and leases	30,652	22,485	328,958
Net (increase) decrease in loans	(2,088,836)	670,958	(1,296,136)
Purchases of life insurance contracts	(65,000)	(75,000)	—
Proceeds from surrender of life insurance contracts	—	44,045	—
Purchases of property and equipment	(29,145)	(23,541)	(37,869)
Proceeds from sales of other real estate and foreclosed assets	14,081	15,527	17,923
Other, net	11,549	42,267	7,071
Net cash provided by (used in) investing activities	662,358	(3,224,584)	(3,177,472)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(1,395,548)	2,768,020	3,894,302
Net increase (decrease) in short-term borrowings	206,210	(2,452)	(1,047,359)
Repayments of long-term debt	(480)	(153,444)	(308)
Issuance of long-term debt, net of issuance costs	5,629	22,388	166,425
Dividends paid	(94,458)	(95,927)	(95,605)
Payroll tax remitted on net share settlement of equity awards	(7,386)	(7,364)	(4,530)
Cash received under accelerated share repurchase agreement	—	—	12,110
Other repurchases of common stock	(58,892)	(21,796)	(12,716)
Proceeds from exercise of stock options	227	492	—
Proceeds from dividend reinvestment and stock purchase plan	3,577	3,872	4,164
Net cash provided by (used in) financing activities	(1,341,121)	2,513,789	2,916,483
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	163,258	(125,105)	94,202
CASH AND DUE FROM BANKS, BEGINNING	401,201	526,306	432,104
CASH AND DUE FROM BANKS, ENDING	$564,459	$401,201	$526,306

SUPPLEMENTAL INFORMATION
Income taxes paid	$135,193	$122,594	$17,465
Interest paid	80,076	49,995	121,343

SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	596	2,806	6,420

See accompanying notes to consolidated financial statements.

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

DESCRIPTION OF BUSINESS

Hancock Whitney Corporation (the “Company”) is a financial services company headquartered in Gulfport, Mississippi that is both a financial holding company and a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company provides a comprehensive network of full-service financial choices to customers primarily in the Gulf South region through its bank subsidiary, Hancock Whitney Bank (the “Bank”), a Mississippi state bank. The Bank offers a broad range of traditional and online banking services to commercial, small business and retail customers, providing a variety of transaction and savings deposit products, treasury management services, secured and unsecured loan products (including revolving credit facilities), and letters of credit and similar financial guarantees. The Bank also provides access to trust and investment management services to retirement plans, corporations and individuals, as well as investment advisory and brokerage products. In addition, the Company offers its customers access to fixed annuity and life insurance products and investment management and other services through its limited purpose broker-dealer subsidiary, Hancock Whitney Investment Services, Inc., a nonbank subsidiary of the holding company. The Company primarily operates across the Gulf South region, including southern and central Mississippi; southern and central Alabama; southern, central and northwest Louisiana; the northern, central, and panhandle regions of Florida; and the certain areas of east and northeast Texas including Houston, Beaumont, Dallas and San Antonio, among others. In addition, the Company operates loan production offices in Nashville, Tennessee and the metropolitan area of Atlanta, Georgia.

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

Fair Value Accounting

Fair value is generally defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date under current market conditions. U.S. GAAP requires the use of fair values in determining the carrying values of certain assets and liabilities in the financial statements, as well as for specific disclosures about certain assets and liabilities.

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

Available for sale securities are stated at fair value. Unrealized holding gains and unrealized holding losses are reported net of tax in other comprehensive income or loss and in accumulated other comprehensive income or loss (“AOCI”) until realized.

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

Credit Losses on Securities

At least quarterly, or more often when warranted, the Company performs an assessment of held to maturity debt securities for expected credit losses and available for sale debt securities for credit-related impairment, resulting in an allowance for credit losses, if applicable. The Company applies the practical expedient to exclude the accrued interest receivable balance from amortized cost basis of financing receivables. The allowance for credit losses on held to maturity debt securities is estimated at the individual security level when there is a more than inconsequential risk of default. The assessment uses probability of default and loss given default models based on public ratings, where available, or mapped internally developed risk grades to public ratings and forecasted cash flows using the same economic forecasts and probability weighting as used for the Company’s evaluation of the loan portfolio. Qualitative adjustments to the output of the quantitative calculation are made when management deems it necessary to reflect differences in current and forecasted conditions as compared to those during the historical loss period used in model development. The Company evaluates credit impairment on available for sale debt securities at an individual security level. This evaluation is done for securities whose fair value is below amortized cost with a more than inconsequential risk of default and where the Company has assessed the decline in fair value is significant enough to suggest a credit event occurred. Credit events are generally assessed based on adverse conditions specifically related to the security, an industry, or geographic area, changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, changes in the financial condition of the underlying loan obligors. The allowance for credit losses for such securities is measured using a discounted cash flow methodology, through which management compares the present value of expected cash flows with the amortized cost basis of the security. The allowance for credit loss is limited to the amount by which the fair value is less than the amortized cost basis.

The Company records changes in the allowance for credit losses on securities with a corresponding adjustment recorded in the provision for credit loss expense. If the Company intends to sell the debt security, or more likely than not will be required to sell the security before recovery of its amortized cost basis, the security is charged down to fair value against the allowance for credit losses, with any incremental impairment reported in earnings.

Loans

Loans Held for Sale

Residential mortgage loans originated for sale are classified as loans held for sale on the Consolidated Balance Sheets. Beginning in the second quarter of 2021, the Company generally elects the fair value option on funded residential mortgage loans originated for sale that are associated with forward sales contracts. For mortgage loans for which the Company has elected the fair value option, gains and losses are included in noninterest income within secondary mortgage market operations.

Held for sale loans also includes residential construction loans that are anticipated to be sold upon completion of the construction term. At times, management may originate other types of loans with the intent to sell or decide to sell loans that were not originated for that purpose. Such loans are reclassified as held for sale at the lower of cost or market when that decision is made.

Loans Held for Investment

Loans that the Company has the intent and ability to hold for the foreseeable future or until maturity or payoff are considered loans held for investment and reported as loans on the Consolidated Balance Sheets and in the related footnote disclosures. Loans held for investment include loans originated for investment and loans acquired in purchase transactions.

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

Acquired Loans

Subsequent to the adoption on January 1, 2020 of Accounting Standards Codification (“ASC”) Topic 326, “Financial Instruments – Credit Losses,” commonly referred to as Current Expected Credit Losses or CECL, acquired loans are segregated between those purchased with credit deterioration (“PCD”) and those that are not (“non-PCD”). Loans considered PCD include those individual loans (or groups of loans with similar risk characteristics) that as of the date of acquisition are assessed as having experienced a more-than-insignificant deterioration in credit quality since origination. The assessment of what is more-than-insignificant credit deterioration since origination considers information including, but not limited to, financial assets that are delinquent, on nonaccrual and/or otherwise adversely risk rated as of the acquisition date, those that have been downgraded since origination, and those for which, after origination, credit spreads have widened beyond the threshold specified in policy. The Company bifurcates the fair value discount between the credit and noncredit components and records an allowance for credit losses for PCD loans by adding the credit portion of the fair value discount to the initial amortized cost basis and increasing the allowance for credit losses at the date of acquisition. Any noncredit discount or premium resulting from acquiring loans with credit deterioration is allocated to each individual asset. All non-PCD loans acquired are recorded at the estimated fair value of the loan at acquisition, with the estimated allowance for credit loss recorded as a provision for credit losses through earnings in the period in which the acquisition has occurred. The noncredit discount or premium for PCD loans and full discount for non-PCD loans will be accreted to interest income using the interest method based on the effective interest rate at the acquisition date.

Under the transition provisions for application of CECL, the Company classified all purchased credit impaired loans (“PCI”) previously accounted for under Financial Accounting Standard Subtopic 310-30 to be classified as PCD, without reassessing whether the financial assets meet the criteria of PCD as of the date of adoption. The application of these provisions resulted in an adjustment to the amortized cost basis of the financial asset to reflect the addition of the allowance for credit losses at the date of adoption. The Company elected not to maintain pools of loans accounted for under Subtopic 310-30 at adoption. The Company was also not required to reassess whether modifications to individual acquired financial assets accounted for in pools were troubled debt restructurings as of the date of adoption. The noncredit discount, after the adjustment for the allowance for credit losses, is accreted to interest income using the interest method based on the effective interest rate determined at the adoption date.

Troubled Debt Restructurings

Troubled debt restructurings (TDRs) occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term and a modification of loan terms is granted that would otherwise not have been considered.

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

The Consolidated Appropriations Act, 2021 extended to January 1, 2022 the relief provided by Section 4013 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act from the accounting and disclosure requirements of ASC 310-40 for certain qualifying loan modifications. Qualifying loan modifications are those that were made by financial institutions in response to the COVID-19 pandemic, where the borrower was not more than 30 days past due as of December 31, 2019, and the modifications were related to arrangements that defer or delay the payment of principal or interest, or change the interest rate on the loan.

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

Property and equipment used in operations is considered held for sale when certain criteria are met, including when management has committed to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets held for sale are reported at the lower of cost or fair value less costs to sell. Gains and losses related to retirement or disposition of property and equipment are recorded in the consolidated statements of income as realized, reflected in either other income under noninterest income or other expense under noninterest expense, depending on the nature of the item.

Operating Leases

The Company recognizes a liability representing the present value of future lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset over the lease term in the Consolidated Balance Sheets.

The Company determines if an arrangement is a lease at inception of the contract and assesses the appropriate classification as finance or operating. Operating leases with terms greater than one year are included in right-of-use lease assets and lease obligations on the Company’s Consolidated Balance Sheets. The lease term includes payments to be made in optional or renewal periods only if the lessee is reasonably certain to exercise an option to extend the lease or not to exercise an option to terminate the lease. Operating lease right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term using the interest rate implicit in the contract, when available, or the Company’s incremental collateralized borrowing rate with similar terms. Agreements with both lease and non-lease components are accounted for separately, with only the lease component capitalized. The right-of-use asset is the amount of the lease liability adjusted for prepaid or accrued lease payments, remaining balance of any lease incentives received, unamortized initial direct costs, and impairment. Lease expense is recorded on a straight-line basis over the lease term through amortization of the right-of-use asset plus implicit interest accreted on the operating lease liability obligation, and is reflected in net occupancy expense in the Consolidated Statements of Income.

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

As allowed in the transition guidance in Topic 842, "Leases," the Company elected to use the standard’s “package of practical expedients,” which allows the use of previous conclusions about lease identification, lease classification and the accounting treatment for initial direct costs. The Company also elected the short-term lease recognition exemption for all leases with lease terms of one year or less; as such, the Company does not recognize right-of-use assets or lease liabilities on the consolidated balance sheet for such leases.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of consideration paid over the fair value of net assets acquired or the excess of the fair value liabilities assumed over consideration received in a business combination. Goodwill is not amortized but assessed for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. Accounting guidance permits the Company to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If the Company determines it is more likely than not that the fair value exceeds book value, then a quantitative impairment test is not necessary. If the Company elects to bypass the qualitative assessment, or concludes that it is more likely than not that the fair value is less than the carrying value, a quantitative goodwill impairment test is performed. In addition, absent any triggering events, quantitative impairment test will be performed every three years to ensure goodwill is periodically reviewed within a reasonable timeframe. The quantitative impairment test compares the estimated fair value of a reporting unit with its net book value. The Company has assigned all goodwill to one reporting unit that represents overall banking operations. The fair value of the reporting unit is based on valuation techniques that market participants would use in an acquisition of the whole unit, and may include analysis such as estimated discounted cash flows, the quoted market price of the Company’s stock adjusted for a control premium, and observable average price-to-earnings and price-to-book multiples of competitors. If the unit’s fair value is less than its carrying value, an estimate of the implied fair value of the goodwill is compared to the goodwill’s carrying value, and any impairment recognized.

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

Derivative Instruments and Hedging Activities

The Company records all derivatives on the Consolidated Balance Sheets at fair value as components of other assets and other liabilities. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and apply hedge accounting and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting. Derivatives designated and qualifying as a hedge of the exposure to changes in the fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Hedge accounting generally provides for the matching of the timing of gain or loss recognition on the hedging instrument with the recognition of the changes in the fair value of the hedged asset or liability that are attributable to the hedged risk in a fair value hedge or the earnings effect of the hedged forecasted transactions in a cash flow hedge.

For derivatives designated as hedging the exposure to changes in the fair value of an asset or liability (fair value hedge), the gain or loss is recognized in earnings in the period of the fair value change together with the offsetting loss or gain on the hedged item attributable to the risk being hedged. Derivatives designated as hedging exposure to variable cash flows of a forecasted transaction (cash flow hedge), are reported as a component of other comprehensive income or loss and subsequently reclassified into earnings when the forecasted transaction affects earnings or, in certain circumstances, when the hedge is terminated, with the full impact of hedge gains and losses recognized in the period in which the hedged transaction impacts the entity’s earnings. For derivatives that are not designated as hedging instruments, changes in the fair value of the derivatives are recognized in earnings immediately. Note 11 - Derivatives describes the derivative instruments currently used by the Company and discloses how these derivatives impact the Company’s financial condition and results of operations.

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

Revenue Recognition

Interest Income

Interest income is recognized on an accrual basis driven by written contracts, such as loan agreements or securities contracts. Loan origination fees and costs are recognized over the life of the loan as an adjustment to yield. Unamortized premiums, discounts and other basis adjustments on loans and investment securities are recognized in interest income as a yield adjustment over the contractual lives. However, premiums for certain callable investment securities are amortized to the earliest call date.

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

Investment and Annuity Fees and Insurance Commissions

Investment and annuity services fee income represents income earned from investment and advisory services. The Company provides its customers with access to investment products through the use of third party carriers to meet their financial needs and investment objectives. Upon selection of an investment product, the customer enters into a policy with the carrier. The performance obligation is satisfied by fulfilling its responsibility to process the order to acquire the investment for which a commission fee is earned from either the carrier or our third party service provider based on agreed-upon fee percentages on a trade date basis, net of any associated costs. The Company has a contractual relationship with a third party broker dealer to provide full service brokerage and investment advisory activities. As the agent in the arrangement, the Company recognizes the investment services commissions on a net basis. Investment revenue also includes portfolio management fees, which represent monthly fees charged on a contractual basis to customers for the management of their investment portfolios and are recorded under the accrual method of accounting. Prior to August 12, 2022, investment and annuity services fee income was recorded on a gross basis, with expenses recorded in the appropriate expense line item; subsequent to that date, such fee income is recorded net of expenses, as the Company is now agent in these transactions following a change in service providers.

This revenue line item includes investment banking income, which includes fees for services arising from securities offerings or placements in which the Company acts as a principal. Revenue is recognized at the time the underwriting is completed and the revenue is reasonably determinable. Any costs associated with these transactions are reflected in the appropriate expense line item.

Insurance commission revenue is recognized as of the effective date of the insurance policy, as the Company’s performance obligation is connecting the customer to the insurance products. Until August 12, 2022, the Company also received contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed. Those fees are no longer earned following the change in service providers. These contingent commissions from insurance companies as well as fees for policy renewals are recognized when determinable, which is generally when such commissions are received or when we receive data from the insurance companies and/or our third party service provider that allows the reasonable estimation of these amounts. Prior to August 12, 2022, costs associated with these transactions were reflected in the appropriate expense line item; subsequent to that date, with the change in service providers, the Company is now agent in these transactions and expenses are recorded net in this revenue line item.

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

Credit Related Fees

Credit-related fee income is primarily composed of letter of credit fees and unused commercial commitment fees. Revenue for letters of credit fees is recognized over time. Revenue for unused commercial commitment fees are recognized based on contractual terms, generally when collected.

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

Retirement Benefits

The Company sponsors defined benefit pension plans and certain other defined benefit postretirement plans for eligible employees. The amounts reported in the consolidated financial statements with respect to these plans are based on actuarial valuations that incorporate various assumptions regarding future experience under the plans. Note 17 – Retirement Benefit Plans discusses the actuarial assumptions and provides information about the liabilities or assets recognized for the funded status of the Company’s obligations under these plans, the net benefit expense charged to current operations, and the amounts recognized as a component of other comprehensive income or loss and AOCI.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2022

In December 2022, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848," to extend the sunset provisions in ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting.” The amendments in ASU 2020-04 provide optional expedients and exceptions for applying generally accepted accounting principles (GAAP) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this Update defer the sunset date of Topic 848 from December 31, 2022 to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The amendments in this update were effective for all entities upon issuance. The adoption of this standard was not material to the Company’s consolidated financial position or results of operations.

Accounting Standards Adopted in 2021 and 2020

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

($ in thousands)	December 31, 2019	January 1, 2020	CECL adoption impact
Assets and Liabilities
Allowance for loan and lease losses	$191,251	$240,662	$49,411
Reserve for unfunded lending commitments	3,974	31,304	27,330
Allowance for credit losses	$195,225	$271,966	$76,741
Retained Earnings
Allowance for credit loss increase			$76,741
Balance sheet reclassification			(19,767)
Total pretax impact			56,974
Income tax impact			(12,887)
Decrease to retained earnings			$44,087

The following additional standards were applicable to the Company and adopted in 2021 and 2020, but did not have a material impact on the Company’s consolidated financial position or results of operation:

•
ASU 2021-06, “Presentation of Financial Statements (Topic 205), Financial Services – Depository and Lending (Topic 942) and Financial Services – Investment Companies (Topic 946)”
•
ASU 2021-01, “Reference Rate Reform (Topic 848)”
•
ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables- Nonrefundable Fees and Other Costs”
•
ASU 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740)”

Accounting Standards Issued But Not Yet Adopted

In March 2022, the FASB issued ASU 2022-01, "Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method," to provide clarification of and expand upon certain provisions of Topic 815 that became effective with the issuance of ASU 2017-12. The amendments in this update include the following provisions: (1) expand the current last-of-layer method to allow multiple hedged layers of a single closed portfolio and, accordingly, renaming the last-of-layer method to the portfolio layer method;

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

The amendments in this Update are effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Upon adoption, any entity may designate multiple hedged layers of a single closed portfolio solely on a prospective basis. All entities are required to apply the amendments related to hedge basis adjustments under the portfolio layer method, except for those related to disclosures, on a modified retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings on the initial application date. Entities have the option to apply the amendments related to disclosures on a prospective basis from the initial application date or on a retrospective basis to each prior period presented after the date of adoption of the amendments in Update 2017-12. Within 30 days after the adoption, an entity may reclassify debt securities classified in the held-to-maturity category at the date of adoption to the available-for-sale category only if the entity applies portfolio layer method hedging to one or more closed portfolios that include those debt securities. The Company adopted this standard effective January 1, 2023 and elected to apply amendments to disclosures on a prospective basis, with no reclassification of debt securities from held to maturity to available for sale. The impact of adoption will not be material to the Company’s consolidated financial position or results of operations.

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

The amendments in this update are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For the elimination of recognition and measurement guidance on troubled debt restructurings by creditors in Subtopic 310-40, an entity may elect to apply a modified retrospective transition by means of a cumulative-effect adjustment to the opening retained earnings as of the beginning of the fiscal year of adoption, or a prospective approach applied to modifications occurring after the date of adoption. The remainder of amendments should be applied prospectively. The Company adopted this standard effective January 1, 2023 on a prospective bases for all amendments. The adoption of this standard will not be material to the Company’s consolidated financial position or results of operations.
Note 2. Securities

The following tables set forth the amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities classified as available for sale and held to maturity at December 31, 2022 and 2021. Amortized cost of securities does not include accrued interest which is reflected in the accrued interest line item on the consolidated balance sheets totaling $29.1 million and $25.5 million at December 31, 2022 and December 31, 2021, respectively. During the twelve months ended December 31, 2022, the Company transferred securities with an aggregate fair value of $561.8 million, inclusive of an unrealized loss of $15.4 million, from the available for sale portfolio to the held to maturity portfolio; as such, the securities were recorded with an amortized cost of $561.8 million within the held to maturity portfolio. The unrealized loss is reflected in accumulated other comprehensive income and is being amortized to interest income over the remaining lives of the securities.

Securities Available for Sale
	December 31,2022				December 31,2021
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$113,211	$—	$2,346	$110,865	$420,857	$3,781	$5,340	$419,298
Municipal obligations	207,014	59	3,981	203,092	304,536	13,184	3,562	314,158
Residential mortgage-backed securities	2,655,381	224	398,619	2,256,986	3,056,763	29,158	50,123	3,035,798
Commercial mortgage-backed securities	3,234,278	2,032	342,880	2,893,430	3,064,828	61,645	48,614	3,077,859
Collateralized mortgage obligations	76,830	—	6,242	70,588	119,046	1,837	—	120,883
Corporate debt securities	23,500	—	2,420	21,080	18,500	210	8	18,702
	$6,310,214	$2,315	$756,488	$5,556,041	$6,984,530	$109,815	$107,647	$6,986,698

Securities Held to Maturity
	December 31,2022				December 31,2021
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$426,454	$21	$49,044	$377,431	$14,857	$—	$20	$14,837
Municipal obligations	698,908	753	26,558	673,103	621,405	37,941	205	659,141
Residential mortgage-backed securities	734,478	—	72,532	661,946	268,907	682	1,499	268,090
Commercial mortgage-backed securities	948,691	—	87,211	861,480	603,156	28,679	669	631,166
Collateralized mortgage obligations	43,964	—	2,526	41,438	57,426	822	—	58,248
	$2,852,495	$774	$237,871	$2,615,398	$1,565,751	$68,124	$2,393	$1,631,482

The Company held no securities classified as trading at December 31, 2022 or 2021.

The following tables present the amortized cost and fair value of debt securities at December 31, 2022 by contractual maturity. Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateral mortgage obligations.

($ in thousands)	Amortized Cost	Fair Value
Debt Securities Available for Sale
Due in one year or less	$112	$111
Due after one year through five years	919,639	871,760
Due after five years through ten years	2,982,549	2,665,232
Due after ten years	2,407,914	2,018,938
Total available for sale debt securities	$6,310,214	$5,556,041

($ in thousands)	Amortized Cost	Fair Value
Debt Securities Held to Maturity
Due in one year or less	$10,000	$9,924
Due after one year through five years	544,146	522,347
Due after five years through ten years	893,562	813,726
Due after ten years	1,404,787	1,269,401
Total held to maturity debt securities	$2,852,495	$2,615,398

The following table presents the proceeds from, gross gains on, and gross losses on sales of securities during the years ended December 31, 2022, 2021 and 2020. Net gains or losses are reflected in the "Securities transactions" line item on the Consolidated Statements of Income.

	Years Ended December 31,
($ in thousands)	2022	2021	2020
Proceeds	$73,219	$198,681	$211,919
Gross gains	—	1,649	1,984
Gross losses	87	1,316	1,496

Securities with carrying values totaling approximately $4.9 billion at December 31, 2022 and $4.0 billion at December 31, 2021 were pledged as collateral, primarily to secure public deposits or securities sold under agreements to repurchase.

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

The Company evaluates credit impairment for individual securities available for sale whose fair value was below amortized cost with a more than inconsequential risk of default and where the Company had assessed whether the decline in fair value was significant enough to suggest a credit event occurred. There were no securities that met the criteria of a credit loss event and therefore, no allowance for credit loss was recorded in any period presented.

The fair value and gross unrealized losses for securities classified as available for sale with unrealized losses at December 31, 2022 are presented in the table below.

Available for sale
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$102,607	$754	$8,258	$1,592	$110,865	$2,346
Municipal obligations	192,334	3,981	—	—	192,334	3,981
Residential mortgage-backed securities	636,060	49,790	1,611,832	348,829	2,247,892	398,619
Commercial mortgage-backed securities	1,489,974	114,195	1,351,530	228,685	2,841,504	342,880
Collateralized mortgage obligations	41,703	3,275	28,884	2,967	70,587	6,242
Corporate debt securities	13,194	1,306	7,386	1,114	20,580	2,420
.	$2,475,872	$173,301	$3,007,890	$583,187	$5,483,762	$756,488

The fair value and gross unrealized losses for securities classified as available for sale with unrealized losses at December 31, 2021 are presented in the table below.

Available for sale
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$198,318	$2,305	$63,534	$3,035	$261,852	$5,340
Municipal obligations	43,021	2,372	25,126	1,190	68,147	3,562
Residential mortgage-backed securities	1,293,179	20,581	819,596	29,541	2,112,775	50,122
Commercial mortgage-backed securities	786,206	14,819	665,687	33,796	1,451,893	48,615
Collateralized mortgage obligations	—	—	—	—	—	—
Corporate debt securities	6,992	8	—	—	6,992	8
	$2,327,716	$40,085	$1,573,943	$67,562	$3,901,659	$107,647

At the end of each reporting period, the Company evaluated its held to maturity municipal obligation portfolio for credit loss using probability of default and loss given default models. The models were run using a long-term average probability of default migration and with a probability weighting of Moody’s economic forecasts. The resulting credit loss, if any, were negligible and no allowance for credit losses was recorded.

The fair value and gross unrealized losses for securities classified as held to maturity with unrealized losses at December 31, 2022 follow are presented in the table below.

Held to maturity
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$145,893	$13,245	$226,499	$35,799	$372,392	$49,044
Municipal obligations	560,288	8,878	64,346	17,680	624,634	26,558
Residential mortgage-backed securities	391,146	30,515	270,800	42,017	661,946	72,532
Commercial mortgage-backed securities	697,827	56,899	163,653	30,312	861,480	87,211
Collateralized mortgage obligations	41,438	2,526	—	—	41,438	2,526
	$1,836,592	$112,063	$725,298	$125,808	$2,561,890	$237,871

The fair value and gross unrealized losses for securities classified as held to maturity with unrealized losses at December 31, 2021 are presented in the table below.

Held to maturity
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$14,837	$20	$—	$—	$14,837	$20
Municipal obligations	7,795	205	—	—	7,795	205
Residential mortgage-backed securities	253,661	1,499	—	—	253,661	1,499
Commercial mortgage-backed securities	56,366	205	11,837	464	68,203	669
Collateralized mortgage obligations	—	—	—	—	—	—
	$332,659	$1,929	$11,837	$464	$344,496	$2,393

At December 31, 2022 and 2021, the Company had 757 and 142 securities, respectively, with market values below their cost basis. None of the unrealized losses relate to the marketability of the securities or the issuers’ abilities to meet contractual obligations. In all cases, the indicated impairment on these debt securities would be recovered no later than the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. The unrealized losses were deemed to be non-credit related at December 31, 2022 and 2021. As noted above, no allowance for credit loss was recorded as of December 31, 2022 or 2021. The Company has adequate liquidity and, therefore, does not plan to and, more likely than not, will not be required to sell these securities before recovery of the indicated impairment.

Note 3. Loans and Allowance for Credit Losses

The Company generally makes loans in its market areas of south and central Mississippi; southern and central Alabama; northwest, central and south Louisiana; the northern, central and panhandle regions of Florida; certain areas of east and northeast Texas, including Houston, Beaumont, Dallas, and San Antonio; and Nashville, Tennessee.

Loans, net of unearned income by portfolio are presented at amortized cost basis in the table below. Amortized cost does not include accrued interest, which is reflected in the accrued interest line item in the Consolidated Balance Sheets, totaling $100.2 million and $67.8 million at December 31, 2022 and 2021, respectively. Included in commercial non-real estate loans at December 31, 2022 and 2021 was $38.8 million and $531.1 million, respectively, of Paycheck Protection Program loans, described below. The following table presents loans, net of unearned income, by portfolio class at December 31, 2022 and 2021:

($ in thousands)	2022	2021
Commercial non-real estate	$10,146,453	$9,612,460
Commercial real estate - owner occupied	3,033,058	2,821,246
Total commercial and industrial	13,179,511	12,433,706
Commercial real estate - income producing	3,560,991	3,464,626
Construction and land development	1,703,592	1,228,670
Residential mortgages	3,092,605	2,423,890
Consumer	1,577,347	1,583,390
Total loans	$23,114,046	$21,134,282

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

Residential mortgages

Residential mortgages consist of closed-end loans secured by first liens on 1- 4 family residential properties. The portfolio includes both fixed and adjustable rate loans, although most longer term, fixed rate loans originated are generally sold in the secondary mortgage market.

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

The Bank makes loans in the normal course of business to directors and executive officers of the Company and the Bank and to their associates. Loans to such related parties are made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk of collectability when originated. Balances of loans to the Company’s directors, executive officers and their associates at December 31, 2022 and 2021 were approximately $30.4 million and $62.9 million, respectively. Related party loan activity in 2022 reflect new loans of $3.0 million, and repayments of $35.3 million.

The Bank has a line of credit with the Federal Home Loan Bank of Dallas that is secured by blanket pledges of certain qualifying loan types. The Bank had borrowings on this line of $1.4 and $1.1 billion at December 31, 2022 and 2021, respectively.

The following schedules show activity in the allowance for credit losses by portfolio class for the years ended December 31, 2022 and 2021, as well as the corresponding recorded investment in loans at December 31, 2022 and 2021. Effective January 1, 2020, the Company adopted the provisions of ASC 326 (CECL) using a modified retrospective basis.

	Commercial Non-Real Estate	Commercial Real Estate-Owner Occupied	Total Commercial and Industrial	Commercial Real Estate-Income Producing	Construction and Land Development	Residential Mortgages	Consumer	Total
($ in thousands)	Year Ended December 31, 2022
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$95,888	$53,433	$149,321	$108,058	$22,102	$30,623	$31,961	$342,065
Charge-offs	(7,637)	(948)	(8,585)	(1,073)	(3)	(137)	(12,792)	(22,590)
Recoveries	11,812	733	12,545	878	134	1,749	5,382	20,688
Net provision for loan losses	(3,602)	(4,934)	(8,536)	(35,902)	8,265	229	3,570	(32,374)
Ending balance - allowance for loan losses	$96,461	$48,284	$144,745	$71,961	$30,498	$32,464	$28,121	$307,789
Reserve for unfunded lending commitments:
Beginning balance	$4,522	$323	$4,845	$1,694	$21,907	$22	$866	$29,334
Provision for losses on unfunded commitments	462	(21)	441	(299)	3,203	9	621	3,975
Ending balance - reserve for unfunded lending commitments	$4,984	$302	$5,286	$1,395	$25,110	$31	$1,487	$33,309
Total allowance for credit losses	$101,445	$48,586	$150,031	$73,356	$55,608	$32,495	$29,608	$341,098
Allowance for loan losses:
Individually evaluated	$71	$31	$102	$16	$18	$239	$101	$476
Collectively evaluated	96,390	48,253	144,643	71,945	30,480	32,225	28,020	307,313
Allowance for loan losses	$96,461	$48,284	$144,745	$71,961	$30,498	$32,464	$28,121	$307,789
Reserve for unfunded lending commitments:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	4,984	302	5,286	1,395	25,110	31	1,487	33,309
Reserve for unfunded lending commitments	$4,984	$302	$5,286	$1,395	$25,110	$31	$1,487	$33,309
Total allowance for credit losses	$101,445	$48,586	$150,031	$73,356	$55,608	$32,495	$29,608	$341,098
Loans:
Individually evaluated for impairment	$1,248	$920	$2,168	$1,240	$116	$3,476	$515	$7,515
Collectively evaluated for impairment	10,145,205	3,032,138	13,177,343	3,559,751	1,703,476	3,089,129	1,576,832	23,106,531
Total loans	$10,146,453	$3,033,058	$13,179,511	$3,560,991	$1,703,592	$3,092,605	$1,577,347	$23,114,046

	Commercial Non-Real Estate	Commercial Real Estate-Owner Occupied	Total Commercial and Industrial	Commercial Real Estate-Income Producing	Construction and Land Development	Residential Mortgages	Consumer	Total
($ in thousands)	Year Ended December 31, 2021
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$149,693	$69,134	$218,827	$109,474	$26,462	$48,842	$46,572	$450,177
Charge-offs	(33,523)	(3,179)	(36,702)	(425)	(274)	(713)	(12,722)	(50,836)
Recoveries	8,985	642	9,627	105	2,172	1,459	6,282	19,645
Net provision for loan losses	(29,267)	(13,164)	(42,431)	(1,096)	(6,258)	(18,965)	(8,171)	(76,921)
Ending balance - allowance for loan losses	$95,888	$53,433	$149,321	$108,058	$22,102	$30,623	$31,961	$342,065
Reserve for unfunded lending commitments:
Beginning balance	$4,529	$381	$4,910	$1,099	$22,694	$19	$1,185	$29,907
Provision for losses on unfunded commitments	(7)	(58)	(65)	595	(787)	3	(319)	(573)
Ending balance - reserve for unfunded lending commitments	$4,522	$323	$4,845	$1,694	$21,907	$22	$866	$29,334
Total allowance for credit losses	$100,410	$53,756	$154,166	$109,752	$44,009	$30,645	$32,827	$371,399
Allowance for loan losses:
Individually evaluated	$177	$94	$271	$20	$20	$408	$184	$903
Collectively evaluated	95,711	53,339	149,050	108,038	22,082	30,215	31,777	341,162
Allowance for loan losses	$95,888	$53,433	$149,321	$108,058	$22,102	$30,623	$31,961	$342,065
Reserve for unfunded lending commitments:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	4,522	323	4,845	1,694	21,907	22	866	29,334
Reserve for unfunded lending commitments:	$4,522	$323	$4,845	$1,694	$21,907	$22	$866	$29,334
Total allowance for credit losses	$100,410	$53,756	$154,166	$109,752	$44,009	$30,645	$32,827	$371,399
Loans:
Individually evaluated for impairment	$3,431	$2,546	$5,977	$5,288	$125	$5,260	$1,232	$17,882
Collectively evaluated for impairment	9,609,029	2,818,700	12,427,729	3,459,338	1,228,545	2,418,630	1,582,158	21,116,400
Total loans	$9,612,460	$2,821,246	$12,433,706	$3,464,626	$1,228,670	$2,423,890	$1,583,390	$21,134,282

The calculation of the allowance for credit losses is performed using two primary approaches: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated. The allowance for credit losses for collectively evaluated portfolios is developed using multiple Moody’s Analytics (“Moody’s”) macroeconomic forecasts applied to internally developed credit models for a two year reasonable and supportable period. These forecasts are anchored on a baseline economic forecast, which Moody’s defines as the “most likely outcome” based on current conditions and its view of where the economy is headed. The baseline scenario is positioned at the 50th percentile of possible outcomes. Several upside and downside alternative scenarios are also derived from that baseline scenario and considered when assessing reasonably possible outcomes. The mix of macroeconomic variables underlying the December 2022 scenarios differ in some respects from the comparable forecasts available at December 2021, given the shift in economic circumstances and risks.

The decrease in the allowance for credit losses at December 31, 2022 compared to December 31, 2021 reflects the improvements in economic conditions, particularly in the first half of the year, and in the Company’s credit quality metrics. In arriving at the allowance for credit losses at December 31, 2022, the Company weighted Moody’s December 2022 baseline economic forecast at 25% and downside recessionary S-2 scenario at 75%. The December 2022 baseline scenario maintains a generally optimistic outlook in its assumptions surrounding the drivers of economic growth, including its expectations of the effectiveness of the Federal Reserve's monetary policy in easing inflationary conditions, while sustaining economic growth and resulting in only a modest decline in job growth. The S-2 scenario is less optimistic compared to the baseline, reflecting the view that supply chain issues worsen and keep inflation elevated longer than expected in the baseline scenario. In turn, the Federal Reserve responds by raising the target interest rate more than assumed in the baseline, the impact of which will cause the U.S. to fall into a recession in the first quarter of 2023 that lasts for three quarters.

The decrease in the allowance for credit losses at December 31, 2021 as compared to December 31, 2020 reflects significant improvement in economic conditions during the year and in the economic outlook at such time. Such improvements allowed for the release of certain of the reserves built in 2020 in response to the economic damage and uncertainty that stemmed from the COVID-19 pandemic. In arriving at the allowance for credit losses at December 31, 2021, the Company weighted the baseline economic forecast at 40%, the slower near-term growth scenario S-2 at 60%.

Nonaccrual Loans and Loans Modified in Troubled Debt Restructurings

The following table shows the composition of nonaccrual loans and those without an allowance for loan loss, by portfolio class.

	December 31,
	2022		2021
($ in thousands)	Total nonaccrual	Nonaccrual without allowance for loan loss	Total nonaccrual	Nonaccrual without allowance for loan loss
Commercial non-real estate	$4,020	$941	$6,974	$1,264
Commercial real estate - owner occupied	1,461	692	4,921	729
Total commercial and industrial	5,481	1,633	11,895	1,993
Commercial real estate - income producing	1,240	1,174	5,458	5,207
Construction and land development	309	—	844	—
Residential mortgages	25,269	1,884	25,439	1,997
Consumer	6,692	—	11,887	48
Total loans	$38,991	$4,691	$55,523	$9,245

Nonaccrual loans include nonaccruing loans modified in troubled debt restructurings (TDRs) of $2.6 million and $6.8 million, at December 31, 2022 and 2021, respectively. Total TDRs, both accruing and nonaccruing, were $4.5 million at December 31, 2022 and $10.6 million at December 31, 2021. All TDRs are individually evaluated for credit loss.

The table below presents detail by portfolio class TDRs that were modified during the years ended December 31, 2022, 2021 and 2020.

	Years Ended
($ in thousands)	2022			2021			2020
		Outstanding Recorded Investment			Outstanding Recorded Investment			Outstanding Recorded Investment
Troubled Debt Restructurings:	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification	Number of Contracts	Pre- Modification	Post- Modification
Commercial non-real estate	—	$—	$—	4	$7,232	$7,232	3	$745	$745
Commercial real estate - owner occupied	—	—	—	—	—	—	1	297	297
Total commercial and industrial	—	—	—	4	7,232	7,232	4	1,042	1,042
Commercial real estate - income producing	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	1	15	15
Residential mortgages	3	148	153	6	1,489	1,512	15	3,424	3,424
Consumer	3	76	76	4	86	86	6	89	89
Total loans	6	$224	$229	14	$8,807	$8,830	26	$4,570	$4,570

The TDRs modified during the year ended December 31, 2022 reflected in the table above include $0.1 million with reduced interest rates, and $0.1 million with other modifications. The TDRs modified during the year ended December 31, 2021 include $7.1 million of loans with extended amortization terms or other payment concessions, $0.5 million with reduced interest rates, and $1.2 million with other modifications. The TDRs modified during the year ended December 31, 2020 include $1.0 million of loans with extended terms or other payment concessions, $0.4 million of loans with significant covenant waivers, $1.1 million with reduced interest rates, and $2.1 million of other modifications.

At December 31, 2022 and 2021, the Company had no unfunded commitments to borrowers whose loan terms had been modified in TDRs.

Three commercial non real estate loans totaling $3.1 million and two residential mortgage and four consumer loans totaling $0.3 million had payment defaults during the year ended December 31, 2022, and had been modified in a TDR in the twelve months preceding default. One residential mortgage loan totaling $0.6 million had a payment default during the year ended December 31, 2021, and had been modified in a TDR in the twelve months preceding default. Two commercial non real estate loans totaling $13.4 million, two residential mortgage loans totaling $0.8 million and one consumer loan totaling less than $0.1 million had payment defaults during the year ended December 31, 2020, and had been modified in a TDR in the twelve months preceding default.

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

Aging Analysis

The tables below present the aging analysis of past due loans by portfolio class at December 31, 2022 and 2021.

December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
($ in thousands)
Commercial non-real estate	$4,050	$21,329	$3,418	$28,797	$10,117,656	$10,146,453	$996
Commercial real estate - owner occupied	19,069	3,346	1,894	24,309	3,008,749	3,033,058	1,623
Total commercial and industrial	23,119	24,675	5,312	53,106	13,126,405	13,179,511	2,619
Commercial real estate - income producing	879	—	1,174	2,053	3,558,938	3,560,991	—
Construction and land development	4,029	242	133	4,404	1,699,188	1,703,592	54
Residential mortgages	28,208	11,056	17,346	56,610	3,035,995	3,092,605	293
Consumer	8,845	2,806	4,407	16,058	1,561,289	1,577,347	1,619
Total loans	$65,080	$38,779	$28,372	$132,231	$22,981,815	$23,114,046	$4,585

December 31, 2021	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
($ in thousands)
Commercial non-real estate	$8,381	$3,123	$7,041	$18,545	$9,593,915	$9,612,460	$2,818
Commercial real estate - owner occupied	704	653	1,563	2,920	2,818,326	2,821,246	142
Total commercial and industrial	9,085	3,776	8,604	21,465	12,412,241	12,433,706	2,960
Commercial real estate - income producing	281	107	5,307	5,695	3,458,931	3,464,626	—
Construction and land development	2,624	1,022	587	4,233	1,224,437	1,228,670	83
Residential mortgages	23,306	4,638	15,339	43,283	2,380,607	2,423,890	310
Consumer	6,806	2,805	7,447	17,058	1,566,332	1,583,390	2,171
Total loans	$42,102	$12,348	$37,284	$91,734	$21,042,548	$21,134,282	$5,524

Credit Quality Indicators

The following tables present the credit quality indicators by segment and portfolio class of loans at December 31, 2022 and December 31, 2021.

	December 31, 2022
($ in thousands)	Commercial Non- Real Estate	Commercial Real Estate - Owner Occupied	Total Commercial and Industrial	Commercial Real Estate - Income Producing	Construction and Land Development	Total Commercial
Grade:
Pass	$9,641,117	$2,912,057	$12,553,174	$3,440,648	$1,690,756	$17,684,578
Pass-Watch	284,843	49,093	333,936	111,587	12,097	457,620
Special Mention	79,980	6,267	86,247	3,810	196	90,253
Substandard	140,513	65,641	206,154	4,946	543	211,643
Doubtful	—	—	—	—	—	—
Total	$10,146,453	$3,033,058	$13,179,511	$3,560,991	$1,703,592	$18,444,094

	December 31, 2021
($ in thousands)	Commercial Non- Real Estate	Commercial Real Estate - Owner Occupied	Total Commercial and Industrial	Commercial Real Estate - Income Producing	Construction and Land Development	Total Commercial
Grade:
Pass	$9,279,719	$2,650,399	$11,930,118	$3,373,099	$1,216,177	$16,519,394
Pass-Watch	157,815	86,133	243,948	67,157	9,289	320,394
Special Mention	43,344	23,377	66,721	4,466	1,909	73,096
Substandard	131,582	61,337	192,919	19,904	1,295	214,118
Doubtful	—	—	—	—	—	—
Total	$9,612,460	$2,821,246	$12,433,706	$3,464,626	$1,228,670	$17,127,002

	December 31, 2022			December 31, 2021
($ in thousands)	Residential Mortgage	Consumer	Total	Residential Mortgage	Consumer	Total
Performing	$3,066,319	$1,570,186	$4,636,505	$2,396,282	$1,570,516	$3,966,798
Nonperforming	26,286	7,161	33,447	27,608	12,874	40,482
Total	$3,092,605	$1,577,347	$4,669,952	$2,423,890	$1,583,390	$4,007,280

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

Vintage Analysis

The following tables present credit quality disclosures of amortized cost by segment and vintage for term loans and by revolving and revolving converted to amortizing at December 31, 2022 and 2021. The Company defines vintage as the later of origination, renewal or restructure date.

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2022 ($ in thousands)	2022	2021	2020	2019	2018	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial Loans:
Pass	$4,789,035	$3,608,540	$2,026,017	$1,327,839	$779,966	$1,539,131	$3,482,828	$131,222	$17,684,578
Pass-Watch	84,696	64,263	94,484	46,483	31,375	58,567	67,767	9,985	$457,620
Special Mention	30,511	13,625	3,694	7,749	1,719	5,701	25,184	2,070	$90,253
Substandard	50,016	14,409	21,266	29,350	21,637	23,593	40,213	11,159	$211,643
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$4,954,258	$3,700,837	$2,145,461	$1,411,421	$834,697	$1,626,992	$3,615,992	$154,436	$18,444,094
Residential Mortgage and Consumer Loans:
Performing	$735,080	$752,352	$564,345	$255,146	$149,234	$959,409	$1,216,105	$4,834	4,636,505
Nonperforming	1,251	2,632	944	1,954	2,461	22,143	459	1,603	33,447
Total Consumer Loans	$736,331	$754,984	$565,289	$257,100	$151,695	$981,552	$1,216,564	$6,437	$4,669,952

	Term Loans
	Amortized Cost Basis by Origination Year
December 31, 2021 ($ in thousands)	2021	2020	2019	2018	2017	Prior	Revolving Loans	Revolving Loans Converted to Term Loans	Total
Commercial Loans:
Pass	$4,946,459	$3,008,160	$2,035,849	$1,212,306	$937,639	$1,296,382	$3,002,064	$80,535	$16,519,394
Pass-Watch	68,421	19,467	31,598	45,846	27,188	69,310	52,850	5,714	320,394
Special Mention	17,536	2,683	10,296	12,410	10,669	3,656	9,603	6,243	73,096
Substandard	43,895	43,494	36,763	14,664	28,337	16,125	20,358	10,482	214,118
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Loans	$5,076,311	$3,073,804	$2,114,506	$1,285,226	$1,003,833	$1,385,473	$3,084,875	$102,974	$17,127,002
Residential Mortgage and Consumer Loans:
Performing	$580,813	$467,497	$355,833	$223,494	$320,344	$892,361	$1,120,461	$5,995	3,966,798
Nonperforming	565	951	2,018	4,465	4,719	24,365	1,432	1,967	40,482
Total Consumer Loans	$581,378	$468,448	$357,851	$227,959	$325,063	$916,726	$1,121,893	$7,962	$4,007,280

Residential Mortgage Loans in Process of Foreclosure

Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. Included in loans are $4.9 million and $4.4 million of consumer loans secured by single family residential mortgage real estate that are in process of foreclosure as of December 31, 2022 and 2021, respectively. In addition to the single family residential real estate loans in process of foreclosure, the Company also held $0.4 million and $2.4 million of foreclosed single family residential properties in other real estate owned as of December 31, 2022 and 2021, respectively.

Loans Held for Sale

Loans held for sale totaled $26.4 million and $93.1 million, respectively, at December 31, 2022 and 2021. At December 31, 2022, residential mortgage loans carried at the fair value option totaled $10.8 million with an unpaid principal balance of $10.6 million. All other loans held for sale are carried at lower of cost or market.
Note 4. Property and Equipment

Property and equipment consisted of the following at December 31, 2022 and 2021:

	December 31,
($ in thousands)	2022	2021
Land and land improvements	$68,016	$68,353
Buildings and leasehold improvements	323,305	320,308
Furniture, fixtures and equipment	121,796	116,429
Software	103,022	75,909
Assets under development	15,917	49,375
	632,056	630,374
Accumulated depreciation and amortization	(303,451)	(280,065)
Property and equipment, net	$328,605	$350,309

Assets under development is comprised primarily of software design and implementation costs.

Depreciation and amortization expense was $31.6 million, $29.1 million and $30.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Property and Equipment Held for Sale

Certain of the Company’s property and equipment meet the criteria to be classified as assets held for sale. The carrying values of such assets were $2.9 million and $5.5 million at December 31, 2022 and 2021, respectively, and were reported within Other Assets in the consolidated balance sheets. For more information on the Company’s policy for accounting for assets held for sale, refer to Note 1 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements.

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

The following tables present supplemental information pertaining to operating leases at and for the years ended December 31, 2022 and 2021.

	Years ended December 31,
($ in thousands)	2022	2021
Cash paid for amounts included in the measurement of lease liabilities for operating leases	$16,564	$17,591
Right of use assets obtained in exchange for lease liabilities	6,800	141

	December 31,
	2022	2021
Weighted average remaining lease term (in years)	12.03	12.56
Weighted average discount rate	3.41%	3.37%

The following table sets forth the maturities of the Company’s lease liabilities and the present value discount at December 31, 2022.

($ in thousands)
2023	$16,311
2024	14,238
2025	13,632
2026	12,256
2027	11,138
Thereafter	77,982
Total	$145,557
Present value discount	(29,135)
Lease liability	$116,422

The following table sets forth the components of the Company’s lease expense for the years ended December 31, 2022 and 2021.

	Years ended December 31,
($ in thousands)	2022	2021	2020
Operating lease expense	$16,881	$17,757	$18,994
Short-term lease expense	209	135	165
Variable lease expense	63	105	97
Sublease income	(508)	(320)	(138)
Total	$16,645	$17,677	$19,118

At December 31, 2022, the Company had not entered into any material leases that had not yet commenced.

Note 6. Goodwill and Other Intangible Assets

Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired or the excess of the fair value of the net liabilities assumed over the consideration received in a business combination. The carrying amount of goodwill was $855.5 million at both December 31, 2022 and 2021.

The Company completed its annual impairment test of goodwill as of September 30, 2022 by performing a qualitative (“Step Zero”) assessment. The qualitative assessment involved the examination of changes in macroeconomic conditions, industry and market conditions, overall financial performance, cost factors and other relevant entity-specific events, including changes in management and other key personnel and changes in the share price of the Company’s common stock. As a result of the assessment, the Company concluded that its goodwill was not impaired.

No goodwill impairment charges were recognized during the years ended December 31, 2022, 2021 or 2020.

Identifiable intangible assets with finite lives are amortized over the periods benefited and are evaluated for impairment similar to other long-lived assets. The purchase and carrying values of intangible assets subject to amortization at December 31, 2022 and 2021 were as follows:

	December 31, 2022
	Purchase	Accumulated	Carrying
($ in thousands)	Value	Amortization	Value
Core deposit intangibles	$235,845	$200,045	$35,800
Credit card and trust relationships	49,962	29,569	20,393
	$285,807	$229,614	$56,193

	December 31, 2021
	Purchase	Accumulated	Carrying
($ in thousands)	Value	Amortization	Value
Core deposit intangibles	$235,845	$188,135	$47,710
Credit card and trust relationships	49,962	27,446	22,516
	$285,807	$215,581	$70,226

Aggregate amortization expense by category of finite lived intangible assets for the years ended December 31, 2022, 2021, and 2020 are as follows:

	Years Ended December 31,
($ in thousands)	2022	2021	2020
Core deposit intangibles	$11,909	$14,304	$16,864
Credit card and trust relationships	2,124	2,361	2,637
Merchant processing relationships	—	—	415
	$14,033	$16,665	$19,916

At December 31, 2022, the weighted-average remaining life of core deposit intangibles was approximately 8 years, and the weighted-average remaining life of other identifiable intangibles was approximately 12 years.

The following table shows estimated amortization expense of other intangible assets at December 31, 2022 for the five succeeding years and all years thereafter, calculated based on current amortization schedules.

($ in thousands)
2023	$11,557
2024	9,413
2025	7,985
2026	5,322
2027	3,682
Thereafter	18,234
$56,193

Note 7. Other Assets

Significant balances included in Other Assets in the Consolidated Balance Sheets at December 31, 2022 and 2021 are presented below.

	December 31,
($ in thousands)	2022	2021
Derivative assets	$109,497	$75,867
FHLB stock	65,466	52,743
Investments in small business investment and other companies	57,946	46,500
Investments in low income housing tax credit entities	32,968	36,297
Income tax receivable	35,042	128,092
Derivative collateral	27,852	66,207
Other	51,714	42,032
Total	$380,485	$447,738

The Company invests in certain affordable housing project limited partnerships that are qualified low-income housing tax credit developments. These investments are considered variable interest entities for which the Company is not the primary beneficiary and, therefore, are not consolidated. The tax credits, when realized, will be reflected in the consolidated statements of income as a reduction of income tax expense. Excluding accumulated amortization, the Company’s investments in affordable housing limited partnerships totaled $37.5 million at both December 31, 2022 and 2021.

Note 8. Deposits

The following table presents a detail of deposits at December 31, 2022 and 2021:

	December 31,
($ in thousands)	2022	2021
Noninterest-bearing deposits	$13,645,113	$14,392,808
Interest-bearing retail transaction and savings deposits	10,757,495	11,677,333
Interest-bearing public fund deposits
Public fund transaction and savings deposits	3,132,828	3,216,651
Public fund time deposits	111,397	77,956
Total interest-bearing public fund deposits	3,244,225	3,294,607
Retail time deposits	1,418,596	1,091,959
Brokered time deposits	4,920	9,190
Total interest-bearing deposits	15,425,236	16,073,089
Total deposits	$29,070,349	$30,465,897

The maturity of time deposits at December 31, 2022 follows.

($ in thousands)
2023	$1,388,731
2024	94,920
2025	24,496
2026	13,000
2027	11,856
Thereafter	1,911
Total time deposits	$1,534,914

Certificates of deposit in amounts greater than or equal to $250,000 totaled approximately $540.7 million at December 31, 2022.

Note 9. Short-Term Borrowings

The following table presents information concerning short-term borrowings at and for the years ended December 31, 2022 and 2021:

	December 31,
($ in thousands)	2022	2021
Federal funds purchased:
Amount outstanding at period end	$1,850	$1,850
Average amount outstanding during period	13,176	3,762
Maximum amount at any month end during period	2,350	4,400
Weighted-average interest at period end	3.90%	0.15%
Weighted-average interest rate during period	2.82%	0.43%
Securities sold under agreements to repurchase:
Amount outstanding at period end	$444,421	$563,211
Average amount outstanding during period	536,727	559,410
Maximum amount at any month end during period	640,592	643,403
Weighted-average interest at period end	0.53%	0.05%
Weighted-average interest rate during period	0.21%	0.10%
FHLB borrowings:
Amount outstanding at period end	$1,425,000	$1,100,000
Average amount outstanding during period	808,784	1,100,000
Maximum amount at any month end during period	1,425,000	1,100,000
Weighted-average interest at period end	4.70%	0.49%
Weighted-average interest rate during period	1.82%	0.49%

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

The $1.4 billion of FHLB borrowings at December 31, 2022 consists of one fixed rate note entered into on December 30, 2022, that matured on January 3, 2023. The $1.1 billion of FHLB borrowing at December 31, 2021 consisted of five fixed rate notes scheduled to mature between 2034 and 2035, that were classified as short-term as the FHLB had the option to put (terminate) prior to maturity. These notes were called and repaid during the second and third quarters of 2022.

Note 10. Long-Term Debt

At December 31, 2022 and 2021, long-term debt was comprised of the following:

	December 31,
($ in thousands)	2022	2021
Subordinated notes payable, maturing June 2060	$172,500	$172,500
Other long-term debt	75,261	77,556
Less: unamortized debt issuance costs	(5,684)	(5,836)
Total long-term debt	$242,077	$244,220

The following table sets forth unamortized debt issuance costs associated with the respective debt instruments at December 31, 2022:

		Unamortized
		Debt
		Issuance
($ in thousands)	Principal	Costs
Subordinated notes payable, maturing June 2060	$172,500	$5,684
Other long-term debt	75,261	—
Total	$247,761	$5,684

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

All of the Company’s other long-term debt consists of borrowings associated with tax credit fund activities. Although these borrowings have indicated maturities through 2052, each is expected to be satisfied at the end of the seven-year compliance period for the related tax credit investments.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional or contractual amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at December 31, 2022 and 2021.

		December 31, 2022			December 31, 2021
			Derivative (1)			Derivative (1)
($ in thousands)	Type of Hedge	Notional or Contractual Amount	Assets	Liabilities	Notional or Contractual Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate loans	Cash Flow	$2,100,000	$2,301	$112,262	$1,125,000	$5,884	$4,421
Interest rate swaps - securities	Fair Value	716,000	43,501	—	1,837,650	22,138	10,690
		$2,816,000	$45,802	$112,262	$2,962,650	$28,022	$15,111
Derivatives not designated as hedging instruments:
Interest rate swaps	N/A	$4,620,544	$172,242	$169,712	$5,193,991	$75,819	$75,861
Risk participation agreements	N/A	298,729	1	13	217,437	11	35
Forward commitments to sell residential mortgage loans	N/A	10,930	8	113	46,739	1	645
Interest rate-lock commitments on residential mortgage loans	N/A	13,819	161	8	82,037	1,525	1
To Be Announced (TBA) securities	N/A	10,000	78	7	55,000	15	53
Foreign exchange forward contracts	N/A	123,106	1,643	1,594	48,364	778	758
Visa Class B derivative contract	N/A	43,111	—	1,883	43,439	—	4,116
		$5,120,239	$174,133	$173,330	$5,687,007	$78,149	$81,469
Total derivatives		$7,936,239	$219,935	$285,592	$8,649,657	$106,171	$96,580
Less: netting adjustments (2)			(110,438)	(81,471)		(30,304)	(61,534)
Total derivate assets/liabilities			$109,497	$204,121		$75,867	$35,046

(1) Derivative assets and liabilities are reported in other assets or other liabilities, respectively, in the consolidated balance sheets.

(2) Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty. See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans. For each agreement, the Company receives interest at a fixed rate and pays at a variable rate. During the twelve months ended December 31, 2021, the Company terminated six cash flow hedges and received cash of approximately $23.7 million, which was recorded as accumulated other comprehensive income and will be accreted into earnings through the original maturity dates of the respective contracts. The notional amounts of the swap agreements in place at December 31, 2022 expire as follows: $150 million in 2023; $50 million in 2025; $600 million in 2026 and $1.3 billion thereafter.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps on securities available for sale

The Company is party to forward-starting fixed payer swaps that convert the latter portion of the term of certain available for sale securities to a floating rate. These derivative instruments are designated as fair value hedges of interest rate risk. This strategy provides the Company with a fixed rate coupon during the front-end unhedged tenor of the bonds and results in a floating rate security during the back-end hedged tenor, with hedged start dates between November 2024 and July 2026, and maturity dates from December 2027 through March 2031. The fair value of the hedged item attributable to interest rate risk will be presented in interest income along with the fair value of the hedging instrument.

The hedged available for sale securities are part of a closed portfolio of pre-payable commercial mortgage backed securities. In accordance with ASC 815, prepayment risk may be excluded when measuring the change in fair value of such hedged items attributable to interest rate risk under the last-of-layer approach. At December 31, 2022, the amortized cost basis of the closed portfolio of pre-payable commercial mortgage backed securities totaled $782.7 million. The amount that represents the hedged items was $672.4 million and the basis adjustment associated with the hedged items was a loss of $43.6 million.

The Company terminated 25 fair value swap agreements during the twelve months ended December 31,2022 and received cash of approximately $90.6 million. At the time of termination, the value of the swap was recorded as an adjustment to the book value of the underlying security, thereby changing its current book yield and extending its duration.

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

The contract includes a contingent accelerated termination clause based on the credit ratings of the Company. At December 31, 2022 and 2021, the fair value of the liability associated with this contract was $1.9 million and $4.1 million respectively. Refer to Note 20 – Fair Value of Financial Instruments for discussion of the valuation inputs and process for this derivative liability.

Effect of Derivative Instruments on the Statements of Income

The effects of derivative instruments on the Consolidated Statements of Income for the years ended December 31, 2022, 2021, and 2020 are presented in the table below.

		Years Ended December 31,
($ in thousands) Derivative Instruments:	Location of Gain (Loss) Recognized in the Statements of Income:	2022	2021	2020
Cash flow hedges:
Variable rate loans	Interest income - loans	$9,928	$26,674	$17,351
Fair value hedges:
Securities	Interest income - securities - taxable	4,963	(640)	8
Securities - termination	Noninterest income - securities transactions, net	1,620	2,499	—
Brokered deposits	Interest expense - deposits	—	—	46
Derivatives not designated as hedging:
Residential mortgage banking	Noninterest income - secondary mortgage market operations	2,918	1,568	—
Customer and all other instruments	Noninterest income - other noninterest income	5,832	13,477	12,814
Total gain		$25,261	$43,578	$30,219

Credit Risk-Related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as the downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. The Company is not in violation of any such provisions. The aggregate fair value of derivative instruments with credit risk-related contingent features that were in a net liability position at December 31, 2022 and 2021 was $8.7 million and $49.4 million, respectively, for which the Company had posted collateral of $8.5 million and $15.0 million, respectively.

Offsetting Assets and Liabilities

The Bank’s derivative instruments with certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero. Agreements with certain bilateral counterparties require both parties to maintain collateral in the event that the fair values of derivative instruments exceed established exposure thresholds. For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses. Offsetting information in regards to all derivative assets and liabilities, including accrued interest subject to these master netting agreements at December 31, 2022 and 2021 is presented in the following tables:

As of December 31, 2022
		Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts Recognized	Statement of Financial Position	Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$223,072	$(112,338)	$110,734	$32,601	$27,852	$105,985
Derivative Liabilities	$116,395	$(83,794)	$32,601	$32,601	$—	$—

As of December 31, 2021
		Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts Recognized	Statement of Financial Position	Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$36,790	$(29,882)	$6,908	$6,908	$—	$—
Derivative Liabilities	$85,448	$(63,204)	$22,244	$6,908	$66,207	$(50,871)

The Company has excess posted collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

Note 12. Stockholders’ Equity

Common Shares Outstanding

Common shares outstanding excludes treasury shares of 6.3 million and 5.1 million with a first-in-first-out cost basis of $238.6 million and $175.8 million at December 31, 2022 and 2021, respectively. Shares outstanding also excludes unvested restricted share awards of 0.7 million and 1.1 million at December 31, 2022 and 2021, respectively.

Stock Buyback Programs

On April 22, 2021, the Company’s board of directors approved a stock buyback program whereby the Company was authorized to repurchase up to 4.3 million shares of its common stock through the program’s expiration date of December 31, 2022. The program allowed the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions. The Company was not obligated to purchase any shares under this program, and the board of directors had the ability to terminate or amend the program at any time prior to the expiration date. During the year ended December 31, 2022, the Company repurchased 1,204,368 shares of its common stock at an average cost of $48.90 per share, inclusive of commissions. The company purchased a total of 1,654,244 shares at an average cost of $48.77 per share under this program that expired on December 31, 2022.

Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income or Loss (“AOCI”) is reported as a component of stockholders’ equity. AOCI can include, among other items, unrealized holding gains and losses on securities available for sale (“AFS”), including the Company’s share of unrealized gains and losses reported by a partnership accounted for under the equity method, gains and losses associated with pension or other post-retirement benefits that are not recognized immediately as a component of net periodic benefit cost, and gains and losses on derivative instruments that are designated as, and qualify as, cash flow hedges. Net unrealized gains and losses on AFS securities reclassified as securities held to maturity (“HTM”) also continue to be reported as a component of AOCI and will be amortized over the estimated remaining life of the securities as an adjustment to interest income. Subject to certain thresholds, unrealized losses on employee benefit plans will be reclassified into income as pension and post-retirement costs are recognized over the remaining service period of plan participants. Accumulated gains or losses on cash flow hedges of variable rate loans described in Note 11 will be reclassified into income over the life of the hedge. Accumulated other comprehensive loss resulting from the terminated interest rate swaps will be amortized over the remaining maturities of the designated instruments. Gains and losses within AOCI are net of deferred income taxes, where applicable.

A roll forward of the components of Accumulated Other Comprehensive Income (Loss) is presented in the table that follows:

($ in thousands)	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Cash Flow Hedges	Equity Method Investment	Total
Balance, December 31, 2019	$28,950	$639	$(101,278)	$17,399	$(434)	$(54,724)
Net change in unrealized gain (loss)	183,441	—	—	45,831	(4,935)	224,337
Reclassification of net gain (loss) realized and included in earnings	—	—	6,368	(17,351)	—	(10,983)
Valuation adjustments for employee benefit plans	—	—	(37,451)	—	—	(37,451)
Amortization of unrealized net loss on securities transferred to held to maturity	—	(470)	—	—	—	(470)
Income tax (expense) benefit	(41,167)	107	6,788	(6,368)	—	(40,640)
Balance, December 31, 2020	$171,224	$276	$(125,573)	$39,511	$(5,369)	$80,069
Net change in unrealized gain (loss)	(208,760)	—	—	(3,258)	438	(211,580)
Reclassification of net gain (loss) realized and included in earnings	2,166	—	4,555	(26,674)	4,468	(15,485)
Valuation adjustments to pension plan attributable to VERIP and curtailment	—	—	59,606	—	—	59,606
Other valuation adjustments for employee benefit plans	—	—	(6,735)	—	—	(6,735)
Amortization of unrealized net gain on securities transferred to held to maturity	—	(158)	—	—	—	(158)
Income tax (expense) benefit	46,407	35	(12,799)	6,705	—	40,348
Balance, December 31, 2021	$11,037	$153	$(80,946)	$16,284	$(463)	$(53,935)
Net change in unrealized gain or loss	(785,538)	—	—	(113,171)	468	(898,241)
Reclassification of net income or loss realized and included in earnings	1,707	—	2,274	(9,928)	—	(5,947)
Valuation adjustments to employee benefit plans	—	—	(24,139)	—	—	(24,139)
Transfer of net unrealized loss from AFS to HTM securities portfolio	15,405	(15,405)	—	—	—	—
Amortization of unrealized net gain or loss on securities transferred to HTM	—	1,355	—	—	—	1,355
Income tax benefit	172,981	3,163	4,859	27,722	—	208,725
Balance, December 31, 2022	$(584,408)	$(10,734)	$(97,952)	$(79,093)	$5	$(772,182)

The following table shows the line items in the consolidated statements of income affected by amounts reclassified from AOCI:

Amount reclassified from AOCI (a)	Year Ended December 31,		Increase (decrease) in affected line
($ in thousands)	2022	2021	item in the income statement
Amortization of unrealized net gain (loss) on securities transferred to HTM	$1,355	$158	Interest income
Tax effect	(305)	(35)	Income taxes
Net of tax	1,050	123	Net income
Loss on sale of AFS securities	(1,707)	(2,166)	Securities transactions, net
Tax effect	385	487	Income taxes
Net of tax	(1,322)	(1,679)	Net income
Amortization of defined benefit pension and post-retirement items	(2,274)	(4,555)	Other noninterest expense
Tax effect	505	1,015	Income taxes
Net of tax	(1,769)	(3,540)	Net income
Reclassification of unrealized gain or loss on cash flow hedges	(1,748)	22,561	Interest income
Tax effect	394	(5,054)	Income taxes
Net of tax	(1,354)	17,507	Net income
Amortization of gain on terminated cash flow hedges	11,676	4,113	Interest income
Tax effect	(2,629)	(921)	Income taxes
Net of tax	9,047	3,192	Net income
Reclassification of unrealized loss on equity method investment	—	(4,468)	Noninterest income
Tax effect	—	—	Income taxes
Net of tax	—	(4,468)	Net income
Total reclassifications, net of tax	$5,652	$11,135	Net income

(a)
Amounts in parentheses indicate reduction in net income.

Regulatory Capital

Measures of regulatory capital are an important tool used by regulators to monitor the financial health of financial institutions. The primary quantitative measures used to gauge capital adequacy are Common Equity Tier 1, Tier 1 and Total regulatory capital to risk-weighted assets (risk-based capital ratios) and the Tier 1 capital to average total assets (leverage ratio). Both the Company and the Bank subsidiary are required to maintain minimum risk-based capital ratios of 8.0% total capital, 4.5% Common Equity Tier 1, and 6.0% Tier 1 capital. The minimum leverage ratio is 3.0% for bank holding companies and banks that meet certain specified criteria, including having the highest supervisory rating. All others are required to maintain a leverage ratio of at least 4.0%.

To evaluate capital adequacy, regulators compare an institution’s regulatory capital ratios with their agency guidelines, as well as with the guidelines established as part of the uniform regulatory framework for prompt corrective supervisory action toward financial institutions. The framework for prompt corrective action categorizes capital levels into one of five classifications rating from well-capitalized to critically under-capitalized. For an institution to be eligible to be classified as well capitalized its Total risk-based capital ratios must be at least 10.0% for total capital, 6.5% for Common Equity Tier 1 and 8.0% for Tier 1 capital, and its leverage ratio must be at least 5.0%. In reaching an overall conclusion on capital adequacy or assigning a classification under the uniform framework, regulators also consider other subjective and quantitative measures of risk associated with an institution. The Company and the Bank were deemed to be well capitalized based upon the most recent notifications from their regulators. There are no conditions or events since those notifications that management believes would change the classifications. At December 31, 2022 and 2021, the Company and the Bank were in compliance with all of their respective minimum regulatory capital requirements.

Following is a summary of the actual regulatory capital amounts and ratios for the Company and the Bank together with corresponding regulatory capital requirements at December 31, 2022 and 2021.

	Actual		Required for Minimum Capital Adequacy		Required To Be Well Capitalized
($ in thousands)	Amount	Ratio %	Amount	Ratio %	Amount	Ratio %
At December 31, 2022
Tier 1 leverage capital
Hancock Whitney Corporation	$3,279,419	9.53	$1,376,092	4.00	$1,720,115	5.00
Hancock Whitney Bank	3,279,536	9.54	1,374,761	4.00	1,718,451	5.00
Common equity tier 1 (to risk weighted assets)
Hancock Whitney Corporation	$3,279,419	11.41	$1,293,035	4.50	$1,867,717	6.50
Hancock Whitney Bank	3,279,536	11.43	1,291,467	4.50	1,865,453	6.50
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	$3,279,419	11.41	$1,724,046	6.00	$2,298,728	8.00
Hancock Whitney Bank	3,279,536	11.43	1,721,956	6.00	2,295,942	8.00
Total capital (to risk weighted assets)
Hancock Whitney Corporation	$3,726,834	12.97	$2,298,728	8.00	$2,873,411	10.00
Hancock Whitney Bank	3,554,451	12.39	2,295,942	8.00	2,869,927	10.00
At December 31, 2021
Tier 1 leverage capital
Hancock Whitney Corporation	$2,890,770	8.25	$1,402,223	4.00	$1,752,779	5.00
Hancock Whitney Bank	2,926,874	8.36	1,401,157	4.00	1,751,447	5.00
Common equity tier 1 (to risk weighted assets)
Hancock Whitney Corporation	$2,890,770	11.09	$1,172,563	4.50	$1,693,702	6.50
Hancock Whitney Bank	2,926,874	11.24	1,171,341	4.50	1,691,937	6.50
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	$2,890,770	11.09	$1,563,417	6.00	$2,084,557	8.00
Hancock Whitney Bank	2,926,874	11.24	1,561,788	6.00	2,082,384	8.00
Total capital (to risk weighted assets)
Hancock Whitney Corporation	$3,345,387	12.84	$2,084,557	8.00	$2,605,696	10.00
Hancock Whitney Bank	3,208,991	12.33	2,082,384	8.00	2,602,980	10.00

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

Regulatory Restrictions on Dividends

Regulatory policy statements provide that generally, bank holding companies should pay dividends only out of current operating earnings and that the level of dividends must be consistent with current and expected capital requirements. Dividends received from the Bank have been the primary source of funds available to the Company for the payment of dividends to its stockholders. Federal and state banking laws and regulations restrict the amount of dividends the Bank may distribute to the Company without prior regulatory approval, as well as the amount of loans it may make to the Company. Dividends paid by the Bank are subject to approval by the Commissioner of Banking and Consumer Finance of the State of Mississippi. Further, a capital conservation buffer of 2.5% above each of the minimum capital ratio requirements (Common Equity Tier 1, Tier 1, and Total risk-based capital) must be met for a bank or bank holding company to be able to pay dividends without restrictions.

Note 13. Other Noninterest Income and Other Noninterest Expense

The components of other noninterest income and other noninterest expense are as follows:

	Years Ended December 31,
($ in thousands)	2022	2021	2020
Other noninterest income:
Income from bank-owned life insurance	$15,881	$18,330	$18,179
Credit-related fees	10,483	11,001	11,255
Income from derivatives	5,832	13,477	12,814
Other miscellaneous income	21,715	31,993	14,137
Total other noninterest income	$53,911	$74,801	$56,385
Other noninterest expense:
Advertising	$13,783	$12,441	$13,011
Corporate value and franchise taxes	16,744	14,478	16,578
Entertainment and contributions	10,336	7,867	9,865
Telecommunication and postage	11,870	12,646	14,991
Printing and supplies	3,795	3,728	5,063
Travel expenses	4,336	2,697	2,297
Tax credit investment amortization	4,768	4,436	3,843
Other retirement expense	(29,693)	(27,941)	(25,133)
Loss on facilities and equipment from consolidation	—	13,863	3,012
Loss on extinguishment of debt	—	4,165	—
Other miscellaneous expense	22,256	32,829	23,778
Total other noninterest expense	$58,195	$81,209	$67,305

Note 14. Income Taxes

Income tax expense (benefit) included in net income consisted of the following components:

	Years Ended December 31,
($ in thousands)	2022	2021	2020
Included in net income
Current federal	$142,433	$86,858	$(58,723)
Current state	14,840	7,607	(132)
Total current provision	157,273	94,465	(58,855)
Deferred federal	(23,556)	7,035	(17,000)
Deferred state	1,390	3,341	(3,716)
Total deferred provision	(22,166)	10,376	(20,716)
Total expense (benefit) included in net income	$135,107	$104,841	$(79,571)

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

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
($ in thousands)	2022	2021
Deferred tax assets:
Allowance for loan losses	$77,045	$85,118
Loan purchase accounting adjustments	485	1,838
Tax credit carryforward	—	2,326
Federal/state net operating loss	3,591	3,646
Lease liability	26,207	27,553
Net unrealized losses on securities available-for-sale and cash flow hedges	195,090	—
Derivatives	38,082	1,735
Other	10,085	8,883
Gross deferred tax assets	350,585	131,099
State valuation allowance	(3,591)	(3,646)
Net deferred tax assets	$346,994	$127,453
Deferred tax liabilities:
Employee compensation and benefits	$(8,399)	$(11,137)
Net unrealized gains on securities available-for-sale an cash flow hedges	—	(10,136)
Fixed assets & intangibles	(26,589)	(35,705)
Lease Financing	(52,385)	(52,896)
Right-of-use Asset	(21,809)	(23,075)
Other	(26,394)	(13,938)
Gross deferred tax liabilities	$(135,576)	$(146,887)
Net deferred tax asset (liability)	$211,418	$(19,434)

Reported income tax expense (benefit) differed from amounts computed by applying the statutory income tax rate of 21% for the years ended December 31, 2022, 2021 and 2020 to earnings or loss before income taxes. Historically, the primary differences have been due to tax-exempt income, federal and state tax credits and excess tax benefits from stock-based compensation. The year ended December 31, 2020 includes an incremental 14% tax benefit totaling $30.2 million associated with the five-year carryback of both the 2020 net operating loss (“NOL”) and the NOL attribute inherited from an acquired entity to a 35% statutory rate tax year, as allowed by provisions of the CARES Act. In addition, the 2021 effective tax rate was favorably impacted by a $4.9 million benefit associated with changing certain fixed asset tax elections that resulted in an increase in the 2020 NOL. The main source of tax credits has been investments in tax-advantaged securities and tax credit projects. These investments are made primarily in the markets we serve and directed at tax credits issued under the Federal and State New Market Tax Credit (“NMTC”) programs, Low-Income Housing Tax Credit (“LIHTC”) programs, as well as pre-2018 Qualified Zone Academy Bonds (“QZAB”), Qualified School Construction Bonds (“QSCB”). A summary of the factors that impacted income tax expense follows.

	Years Ended December 31,
	2022		2021		2020
($ in thousands)	Amount	%	Amount	%	Amount	%
Taxes computed at statutory rate	$138,431	21.0%	$119,292	21.0%	$(26,196)	21.0%
Increases (decreases) in taxes resulting from:
State income taxes, net of federal income tax benefit	13,272	2.0	9,048	1.6	(1,269)	1.0
Tax-exempt interest	(8,612)	(1.3)	(9,100)	(1.6)	(10,444)	8.4
Life insurance contracts	(1,812)	(0.3)	(2,653)	(0.5)	(4,857)	3.9
Tax credits	(8,039)	(1.2)	(7,889)	(1.4)	(8,072)	6.5
Employee share-based compensation	(2,084)	(0.3)	(1,671)	(0.3)	1,351	(1.1)
FDIC assessment disallowance	1,836	0.3	1,609	0.3	2,094	(1.7)
Net operating loss carryback under CARES act	238	—	(4,948)	(0.9)	(30,167)	24.2
Other, net	1,877	0.3	1,153	0.3	(2,011)	1.6
Income tax expense	$135,107	20.5%	$104,841	18.5%	$(79,571)	63.8%

The Company had approximately $61.0 million in state net operating loss carryforwards that originated in the tax years 2003 through 2020 and begin expiring in 2032. A $61.0 million gross state valuation allowance has been established for all non-bank entity level state NOL carryforwards, which translates to a net $3.6 million valuation allowance in the Company’s deferred tax inventory. The impact of this valuation allowance is not material to the financial statements.

The tax benefit of a position taken or expected to be taken in a tax return should be recognized when it is more likely than not that the position will be sustained on its technical merits. The liability for unrecognized tax benefits was immaterial as of December 31, 2022, 2021 and 2020. The Company does not expect the liability for unrecognized tax benefits to change significantly during 2023. The Company recognizes interest and penalties, if any, related to income tax matters in income tax expense, and the amounts recognized during 2022, 2021 and 2020 were insignificant.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Generally, the federal returns for years prior to 2019 are no longer subject to examination. However, as a result of the 2020 federal NOL carryback, the 2015 to 2018 returns may still be subject to examination by the IRS. State returns that are open to examination vary by jurisdiction and are generally open three to four years.

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

A summary of the information used in the computation of earnings (loss) per common share follows.

	Years Ended December 31,
($ in thousands, except per share data)	2022	2021	2020
Numerator:
Net income (loss) to common shareholders	$524,089	$463,215	$(45,174)
Net income or dividends allocated to participating securities - basic and diluted	7,620	9,134	1,756
Net income (loss) allocated to common shareholders - basic and diluted	$516,469	$454,081	$(46,930)
Denominator:
Weighted-average common shares - basic	86,068	86,823	86,533
Dilutive potential common shares	326	204	—
Weighted average common shares - diluted	86,394	87,027	86,533
Earnings (loss) per common share:
Basic	$6.00	$5.23	$(0.54)
Diluted	$5.98	$5.22	$(0.54)

Potential common shares consist of stock options, nonvested performance-based awards, nonvested restricted stock units, and nonvested restricted share awards deferred under the Company’s nonqualified deferred compensation plan. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be antidilutive, i.e., increase earnings per share or reduce a loss per share. For reporting periods in which a net loss is reported, such as the year ended December 31, 2020, no effect is given to potentially dilutive common shares in the computation of loss per common share as any impact from such shares would be antidilutive. The weighted average of potentially dilutive common shares that were anti-dilutive totaled 3,116 for the year ended December 31, 2022 and 1,079 for the year ended December 31, 2021 and, as such were excluded from the calculation of diluted earnings per common diluted share for the respective periods.

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

The Company makes contributions to this plan in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws, plus such additional amounts as the Company may determine to be appropriate. The Company was not required to make a contribution to the Pension Plan during 2022 or 2021. The Company does not anticipate being required to make a contribution, nor does it anticipate making a discretionary contribution to the Pension Plan in 2023.

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

The Company’s 401(k) plan matching expense totaled $17.3 million, $16.6 million and $17.4 million for the years ended December 31, 2022, 2021, and 2020, respectively.

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

The company assumed certain trends in health care costs in the determination of the benefit obligations. The plans assumed a 6.50% increase in health costs, declining to 5.2% uniformly over a three year period, and then following the Getzen model thereafter. At December 31, 2022, the mortality assumption was based on Revised RP-2014 Employee and Healthy Annuitants Bottom Quartile Fully Generational Mortality Table for Males and Females - Projected with Improvement Scale MP-2021.

The following tables detail the changes in the benefit obligations and plan assets of the defined benefit plans for the years ended December 31, 2022 and 2021, as well as the funded status of the plans at each year end and the amounts recognized in the Company’s Consolidated Balance Sheets. The Company uses a December 31 measurement date for all defined benefit pension plans and other postretirement benefit plans.

	2022	2021	2022	2021
($ in thousands)	Pension Benefits		Other Post- Retirement Benefits
Change in benefit obligation
Benefit obligation at beginning of year	$646,832	$660,309	$20,282	$18,330
Service cost	11,438	11,616	59	93
Interest cost	14,639	13,476	375	348
Plan participants' contributions	—	—	794	778
Net actuarial gain	(152,009)	(16,000)	(5,906)	(1,506)
Special termination benefits	—	16,052	—	4,173
Benefits paid	(25,154)	(38,621)	(1,808)	(1,934)
Benefit obligation, end of year	495,746	646,832	13,796	20,282
Change in plan assets
Fair value of plan assets at beginning of year	859,883	815,304	—	—
Actual return on plan assets	(133,843)	83,939	—	—
Employer contributions	1,150	1,181	1,015	1,156
Plan participants' contributions	—	—	793	778
Benefit payments	(25,154)	(38,621)	(1,808)	(1,934)
Expenses	(1,501)	(1,920)	—	—
Fair value of plan assets, end of year	700,535	859,883	—	—
Funded status at end of year - net asset (liability)	$204,789	$213,051	$(13,796)	$(20,282)
Amounts recognized in accumulated other comprehensive loss
Unrecognized loss (gain) at beginning of year	$108,121	$164,770	$(3,581)	$(2,804)
Net actuarial loss (gain)	27,122	(56,649)	(5,256)	(777)
Unrecognized loss (gain) at end of year	$135,243	$108,121	$(8,837)	$(3,581)
Projected benefit obligation	$495,746	$646,832
Accumulated benefit obligation	472,843	607,408
Fair value of plan assets	700,535	859,883

The net funded status of $204.8 million for pension benefits plans includes an excess of plan assets over the benefit obligation of $216.8 million on the defined benefit pension plan, offset by an unfunded benefit obligation of $12.0 million for the nonqualified retirement plan.

Net actuarial gain is a significant component of the change in the projected benefit obligation of the Pension Plan for the year ended December 31, 2022. The actuarial gain was primarily driven by a change in the discount rate used in computing the projected benefit obligation at December 31, 2022.

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

The following table shows net periodic (benefit) cost included in expense and the changes in the amounts recognized in AOCI during 2022, 2021, and 2020.

	Years Ended December 31,
	2022	2021	2020	2022	2021	2020
($ in thousands)	Pension Benefits			Other Post-Retirement Benefits
Net periodic (benefit) cost
Service cost	$11,438	$11,616	$12,898	$59	$93	$105
Interest cost	14,639	13,476	16,207	375	348	484
Expected return on plan assets	(46,615)	(46,654)	(48,191)	—	—	—
Special termination benefits	—	16,052	—	—	4,173	—
Amortization of net (gain) loss/prior service cost	2,830	5,284	7,021	(650)	(729)	(653)
Net periodic (benefit) cost	(17,708)	(226)	(12,065)	(216)	3,885	(64)
Other changes in plan assets and benefit obligations recognized in other comprehensive income, before taxes
Net (loss) gain recognized during the year	(2,830)	(5,284)	(7,021)	650	729	653
Net actuarial loss (gain)	29,952	(51,365)	35,539	(5,906)	(1,506)	1,912
Total recognized in other comprehensive income	27,122	(56,649)	28,518	(5,256)	(777)	2,565
Total recognized in net periodic benefit cost and other comprehensive income	$9,414	$(56,875)	$16,453	$(5,472)	$3,108	$2,501
Discount rate for benefit obligations	5.00%	2.77%	2.40%	4.98%	2.32%	2.31%
Discount rate for net periodic benefit cost	2.77%	2.40%	3.14%	2.32%	2.31%	3.11%
Expected long-term return on plan assets	5.50%	5.75%	6.50%	n/a	n/a	n/a
Rate of compensation increase	scaled **	scaled **	scaled *	n/a	n/a	n/a

*Graded scale, declining from 7.25% at age 20 to 2.25% at age 60

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

The following table presents expected plan benefit payments over the ten years succeeding December 31, 2022:

($ in thousands)	Pension	Post-Retirement	Total
2023	$26,901	$1,491	$28,392
2024	27,878	1,279	29,157
2025	29,187	1,083	30,270
2026	30,524	885	31,409
2027	31,824	900	32,724
2028-2032	173,696	4,165	177,861
.	$320,010	$9,803	$329,813

The expected benefit payments are estimated based on the same assumptions used to measure the Company’s benefit obligations at December 31, 2022.

The fair values of pension plan assets at December 31, 2022 and 2021, by asset category, are shown in the following tables. The fair value is presented based on the Financial Accounting Standards Board’s fair value hierarchy that prioritizes inputs into the valuation techniques used to measure fair value. Level 1 uses quoted prices in active markets for identical assets, Level 2 uses significant observable inputs, and Level 3 uses significant unobservable inputs. In accordance with Subtopic 820-10 common trust funds are reported at fair value using net asset value per share (or its equivalent) as a practical expedient and are not classified in the fair value hierarchy.

For all investments, the plan attempts to use quoted market prices of identical assets on active exchanges, or Level 1 measurements. Where such quoted market prices are not available, the plan will use quoted prices for similar instruments or discounted cash flows to estimate the value, reported as Level 2.

	December 31, 2022
Fair Value Measurements by Asset Category / Fund	Level 1	Level 2	Level 3	Total
($ in thousands)
Cash and equivalents	$9,050	—	—	$9,050
Total cash and cash equivalents	9,050	—	—	9,050
Fixed income securities	29,577	31,268	—	60,845
Mutual fund-fixed income	344	—	—	344
Exchange Traded Fund (ETF)-Fixed income	5,087	—	—	5,087
Total fixed income	35,008	31,268	—	66,276
Domestic and foreign stock	50,956	—	—	50,956
Mutual funds-equity	105,486	—	—	105,486
Total equity	156,442		—	156,442
Total assets at fair value	200,500	31,268	—	231,768
Common trust funds (fixed income)	—	—	—	410,280
Common trust fund (real assets)	—	—	—	58,487
Total	$200,500	$31,268	—	$700,535

	December 31, 2021
Fair Value Measurements by Asset Category / Fund	Level 1	Level 2	Level 3	Total
($ in thousands)
Cash and equivalents	$21,280	—	—	$21,280
Total cash and cash equivalents	21,280	—	—	21,280
Fixed income securities	29,687	40,254	—	69,941
Mutual fund-fixed income	20,428	—	—	20,428
Exchange Traded Fund (ETF)-Fixed income	4,049	—	—	4,049
Total fixed income	54,164	40,254	—	94,418
Domestic and foreign stock	109,610	—	—	109,610
Mutual funds-equity	270,863	—	—	270,863
Total equity	380,473		—	380,473
Total assets at fair value	455,917	40,254	—	496,171
Common trust funds (fixed income)	—	—	—	294,112
Common trust fund (real assets)	—	—	—	69,600
Total	$455,917	$40,254	—	$859,883

The following table presents the percentage allocation of the plan assets by asset category and corresponding target allocations at December 31, 2022 and 2021.

	Plan Assets		Target Allocation
	at December 31,		at December 31,
Asset category	2022	2021	2022	2021
Cash and equivalents	1%	3%	0 - 5%	0 - 5%
Fixed income securities	68	45	62-84%	41-47%
Equity securities	22	44	16-22%	35-51%
Real assets	9	8	4-10%	0-12%
	100%	100%

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

Under the 2020 Plan, future awards may be granted for the issuance of an aggregate of 3,900,000 shares of the Company’s common stock (inclusive of the increase of 1,400,000 shares approved by the Company's shareholders during the twelve months ended December 31, 2022), plus a number of additional shares of the Company’s common stock (not to exceed 1,000,000) for which awards under the 2014 Plan are cancelled, expired, forfeited or otherwise not issued, or settled in cash. The 2020 Plan limits the number of shares for which awards may be granted to any participant during any calendar year to 250,000 shares. The Company may use authorized unissued shares or shares held in treasury to satisfy awards under the 2020 Plan.

As of December 31, 2022, there were 2.6 million shares available for future issuance under the 2020 equity compensation plan.

For the years ended December 31, 2022, 2021 and 2020, total share-based compensation expense recognized in income was $23.5 million, $22.4 million and $21.1 million, respectively. The total recognized tax benefit related to the share-based compensation was $7.0 million, $9.9 million and $4.9 million for 2022, 2021 and 2020, respectively.

At December 31, 2022, the Company had 1,476 outstanding and exercisable stock options, with a weighted average exercise price of $53.73, weighted average remaining contractual term of less than 1 year, and no aggregate intrinsic value. During the twelve months ended December 31, 2022, 7,630 stock options with an aggregate intrinsic value of $0.1 million were exercised. The total intrinsic value of options exercised during the year ended December 31, 2021 was $0.2 million.

A summary of the Company’s nonvested restricted and performance shares for the year ended December 31, 2022 is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value ($)
Nonvested at January 1, 2022	1,453,085	$34.58
Granted	562,806	52.24
Vested	(465,912)	36.06
Cancelled/Forfeited	(118,464)	35.65
Nonvested at December 31, 2022	1,431,515	$40.95

At December 31, 2022, there was $45.0 million of total unrecognized compensation expense related to nonvested restricted and performance shares expected to vest in future periods. This compensation is expected to be recognized in expense over a weighted-average period of 2.8 years. The fair value of shares vested totaled $16.9 million and $18.7 million during the years ended December 31, 2022 and 2021, respectively.

During the twelve months ended December 31, 2022, the Company granted 444,490 restricted stock units (RSUs) to certain eligible employees. Unlike restricted share awards (RSAs), which comprise the majority of the unvested share-based compensation awards, the holders of unvested restricted stock units have no rights as a shareholder of the Company, including voting or dividend rights. The Company has elected to award dividend equivalents on each restricted stock unit. Such dividend equivalents are forfeited should the employee terminate employment prior to the vesting of the RSU.

During the year ended December 31, 2022, the Company granted 36,475 performance shares subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $61.47 per share and 36,475 performance shares subject to an operating earnings per share performance metric with a grant date fair value of $47.36 per share to key members of executive management. The number of performance shares subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 50 regional banks. The fair value of the performance shares subject to TSR at the grant date was determined using a Monte Carlo simulation method. The number of performance shares subject to operating earnings per share that ultimately vest will be based on the Company’s attainment of certain operating earnings per share goals over the two-year performance period. The maximum number of performance shares that could vest is 200% of the target award. Compensation expense for these performance shares is recognized on a straight-line basis over the three-year service period.

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

The contract amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. At December 31, 2022 and 2021 the Company had a reserve for unfunded lending commitments totaling $33.3 million and $29.3 million, respectively.

The following table presents a summary of the Company’s off-balance sheet financial instruments as of December 31, 2022 and December 31, 2021:

	December 31,
($ in thousands)	2022	2021
Commitments to extend credit	$10,202,464	$9,444,803
Letters of credit	400,505	396,956

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present for each of the fair value hierarchy levels the Company’s financial assets and liabilities that are measured at fair value on a recurring basis in the consolidated balance sheets at December 31, 2022 and 2021:

	December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$110,865	$—	$110,865
Municipal obligations	—	203,092	—	203,092
Corporate debt securities	—	21,080	—	21,080
Residential mortgage-backed securities	—	2,256,986	—	2,256,986
Commercial mortgage-backed securities	—	2,893,430	—	2,893,430
Collateralized mortgage obligations	—	70,588	—	70,588
Total available for sale securities	—	5,556,041	—	5,556,041
Mortgage loans held for sale	—	10,843	—	10,843
Derivative assets (1)	—	109,497	—	109,497
Total recurring fair value measurements - assets	$—	$5,676,381	$—	$5,676,381
Liabilities
Derivative liabilities (1)	$—	$202,238	$1,883	$204,121
Total recurring fair value measurements - liabilities	$—	$202,238	$1,883	$204,121

(1) For further disaggregation of derivative assets and liabilities, see Note 11 – Derivatives.

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$419,298	$—	$419,298
Municipal obligations	—	314,158	—	314,158
Corporate debt securities	—	18,702	—	18,702
Residential mortgage-backed securities	—	3,035,798	—	3,035,798
Commercial mortgage-backed securities	—	3,077,859	—	3,077,859
Collateralized mortgage obligations	—	120,883	—	120,883
Total available for sale securities	—	6,986,698	—	6,986,698
Mortgage loans held for sale	—	41,022	—	41,022
Derivative assets (1)	—	75,867	—	75,867
Total recurring fair value measurements - assets	$—	$7,103,587	$—	$7,103,587
Liabilities
Derivative liabilities (1)	$—	$30,930	$4,116	$35,046
Total recurring fair value measurements - liabilities	$—	$30,930	$4,116	$35,046

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

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements

The table below presents a rollforward of the amounts on the consolidated balance sheet for the years ended December 31, 2022 and 2021 for financial instruments of a material nature that are classified within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis:

($ in thousands)
Balance at December 31, 2020	$5,645
Cash settlement	(1,767)
Losses included in earnings	238
Balance at December 31, 2021	4,116
Cash settlement	(2,429)
Losses included in earnings	196
Balance at December 31, 2022	$1,883

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

Level 3 Class	December 31, 2022	December 31, 2021
Derivative liability	$1,883	$4,116
Valuation technique	Discounted cash flow	Discounted cash flow
Unobservable inputs:
Visa Class A appreciation - terminal range	6-12%	6%-12%
Visa Class A appreciation - at end of reporting period	9%	9%
Conversion rate - range	1.61x-1.60x	1.62x-1.60x
Conversion rate - at end of reporting period	1.6030x	1.6091x
Time until resolution	3-12 months	3-24 months

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

The following tables present the Company’s financial assets that are measured at fair value on a nonrecurring basis for each of the fair value hierarchy levels:

	December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$4,692	$—	$4,692
Other real estate owned and foreclosed assets	—	—	2,017	2,017
Total nonrecurring fair value measurements	$—	$4,692	$2,017	$6,709

	December 31, 2021
($ in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent impaired loans	$—	$13,253	$—	$13,253
Other real estate owned and foreclosed assets	—	—	7,533	7,533
Total nonrecurring fair value measurements	$—	$13,253	$7,533	$20,786

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

Short-Term FHLB Borrowings – At December 31, 2022, short-term FHLB borrowings was comprised of one fixed-rate instrument entered into on December 30, 2022 and maturing on January 3, 2023; as such, the carrying amount of the instruments is a reasonable estimate of fair value and is reflected as Level 1 in the respective table below. At December 31, 2021, short-term FHLB borrowings was comprised of fixed-rate instruments for which the fair value was estimated by discounting the future contractual cash flows using current market rates at which borrowings with similar terms and options could be obtained and, therefore, is reflected as Level 2 in respective the table below.

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

	December 31, 2022
				Total	Carrying
($ in thousands)	Level 1	Level 2	Level 3	Fair Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$888,519	$—	$—	$888,519	$888,519
Available for sale securities	—	5,556,041	—	5,556,041	5,556,041
Held to maturity securities	—	2,615,398	—	2,615,398	2,852,495
Loans, net	—	4,692	22,132,683	22,137,375	22,806,257
Loans held for sale	—	26,385	—	26,385	26,385
Derivative financial instruments	—	109,497	—	109,497	109,497
Financial liabilities:
Deposits	$—	$—	$29,041,635	$29,041,635	$29,070,349
Federal funds purchased	1,850	—	—	1,850	1,850
Securities sold under agreements to repurchase	444,421	—	—	444,421	444,421
Short-term FHLB Borrowings	1,425,000	—	—	1,425,000	1,425,000
Long-term debt	—	200,060	—	200,060	242,077
Derivative financial instruments	—	202,238	1,883	204,121	204,121

	December 31, 2021
				Total	Carrying
($ in thousands)	Level 1	Level 2	Level 3	Fair Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$4,231,836	$—	$—	$4,231,836	$4,231,836
Available for sale securities	—	6,986,698	—	6,986,698	6,986,698
Held to maturity securities	—	1,631,482	—	1,631,482	1,565,751
Loans, net	—	13,253	20,720,568	20,733,821	20,792,217
Loans held for sale	—	93,069	—	93,069	93,069
Derivative financial instruments	—	75,867	—	75,867	75,867
Financial liabilities:
Deposits	$—	$—	$30,432,646	$30,432,646	$30,465,897
Federal funds purchased	1,850	—	—	1,850	1,850
Securities sold under agreements to repurchase	563,211	—	—	563,211	563,211
FHLB short-term borrowings	—	1,119,026	—	1,119,026	1,100,000
Long-term debt	—	253,677	—	253,677	244,220
Derivative financial instruments	—	30,930	4,116	35,046	35,046

Note 21. Condensed Parent Company Information

The following condensed financial statements reflect the accounts and transactions of Hancock Whitney Corporation only:

Condensed Balance Sheets

	December 31,
($ in thousands)	2022	2021
Assets:
Cash	$127,184	$90,277
Investment in bank subsidiaries	3,342,743	3,706,046
Investment in non-bank subsidiaries	25,634	24,726
Due from subsidiaries and other assets	14,939	17,323
Total assets	$3,510,500	$3,838,372
Liabilities and Stockholders' Equity:
Long term debt	$166,816	$166,664
Other liabilities	1,056	1,356
Stockholders' equity	3,342,628	3,670,352
Total liabilities and stockholders' equity	$3,510,500	$3,838,372

Condensed Statements of Income

	Years Ended December 31,
($ in thousands)	2022	2021	2020
Operating income
From subsidiaries:
Cash dividends received from bank subsidiaries	$180,000	$150,000	$70,000
Cash dividend from nonbank subsidiary	2,500	5,000	—
Equity in earnings (loss) of subsidiaries greater than dividends received	355,853	327,950	(101,406)
Total operating income	538,353	482,950	(31,406)
Other expense, net	17,708	25,814	22,307
Income tax benefit	(3,444)	(6,079)	(8,539)
Net income (loss)	$524,089	$463,215	$(45,174)
Other comprehensive income (loss), net of tax	(718,247)	(134,004)	134,793
Comprehensive income (loss)	$(194,158)	$329,211	$89,619

Condensed Statements of Cash Flows

	Years Ended December 31,
($ in thousands)	2022	2021	2020
Cash flows from operating activities - principally dividends received from subsidiaries	$192,816	$160,887	$71,067
Net cash provided by operating activities	192,816	160,887	71,067
Cash flows from investing activities:
Proceeds from sale of premises and equipment	855	—	—
Net cash provided by investing activities	855	—	—
Cash flows from financing activities:
Proceeds from issuance of long term debt	—	—	166,425
Repayment of long term debt	—	(150,000)	—
Dividends paid to stockholders	(94,458)	(95,927)	(95,605)
Repurchase of common stock	(58,892)	(21,796)	(12,716)
Proceeds from dividend reinvestment and other incentive plans	3,972	4,482	5,301
Payroll tax remitted on net share settlement of equity awards	(7,386)	(7,364)	(4,530)
Cash received under accelerated share repurchase agreement	—	—	12,110
Net cash provided by (used in) financing activities	(156,764)	(270,605)	70,985
Net increase (decrease) in cash	36,907	(109,718)	142,052
Cash, beginning of year	90,277	199,995	57,943
Cash, end of year	$127,184	$90,277	$199,995

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

Management, including our principal executive officer and principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures and based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of its principal executive and principal financial officers, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form Y-9 C) and compliance with specific laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s financial statements included in Item 8. “Financial Statements and Supplementary Data,” has issued an attestation report on the Company’s internal control over financial reporting, which is also included in Item 8.

Based on the foregoing evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2022.

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Hancock Whitney Corporation will hold its Annual Meeting of Shareholders of common stock on Wednesday, April 26, 2023, at 11:00 a.m. Central Daylight Time at Hancock Whitney Plaza, 2510 14th street, Gulfport, Mississippi. Additional information about the Annual Meeting, including the matters to be considered, will be set forth in the Company’s definitive proxy statement for the 2023 Annual Meeting to be filed in due course with the SEC.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors will appear in our definitive proxy statement to be filed with the Securities and Exchange Commission for our 2023 annual meeting of the shareholders under the caption, “Information about Our Directors.” Information concerning compliance with Section 16(a) of the Exchange Act will appear in our proxy statement under the caption, "Section 16(a) Beneficial Ownership Reporting Compliance.” Information concerning our code of business ethics for officers and associates, our code of ethics for financial officers, and our code of ethics for directors will appear in our proxy statement under the caption

“Transactions with Related Persons.” Information concerning our audit committee will appear in our proxy statement under the caption “Board of Directors and Corporate Governance – Board Committees – Audit Committee.” The information set forth under each such caption is incorporated herein by reference. The information required by Item 10 of this Report regarding our executive officers appears in a separately captioned heading in Item 1 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning our executive and director compensation will appear in our definitive proxy statement relating to our 2023 annual meeting of shareholders under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Potential Payments Upon Termination or Change in Control” and “Shareholder Proposals for the 2023 Annual Meeting.” Information concerning our compensation committee interlocks and insider participation and our compensation committee report will appear in our proxy statement under the caption “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” respectively. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of certain beneficial owners and management will appear in our definitive proxy statement relating to our 2023 annual meeting of shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management.” The information set forth under each such caption is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions will appear in our definitive proxy statement relating to our 2023 annual meeting of shareholders under the caption “Transactions with Related Persons.” Information concerning director independence will appear in our proxy statement under the caption “Board of Directors and Corporate Governance.” The information set forth under each such caption is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is PricewaterhouseCoopers LLP, New Orleans, LA, Auditor Firm ID 238.

Information concerning principal accountant fees and services will appear in our definitive proxy statement relating to our 2023 annual meeting of shareholders under the caption “Independent Registered Public Accounting Firm.” Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. The following consolidated financial statements of Hancock Whitney Corporation and subsidiaries are filed as part of this Report under Item 8. “Financial Statements and Supplementary Data”:

Consolidated Balance Sheets – December 31, 2022 and 2021

Consolidated Statements of Income – Years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Other Comprehensive Income – Years ended December 31, 2022, 2021, and 2020

Consolidated Statements of Changes in Stockholders’ Equity– Years ended December 31, 2022, 2021, and 2020

Consolidated Statements of Cash Flows –Years ended December 31, 2022, 2021, and 2020

Notes to Consolidated Financial Statements – December 31, 2022

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

4.3

Supplemental Indenture, dated as of June 2, 2020, between Hancock Whitney Corporation and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 4.2 to the Company’s Form 8-K (File No. 001-36872) filed with the Commission on June 2, 2020 and incorporated herein by reference).

4.4

Form of Global Note representing the 6.25% Subordinated Notes due 2060 (filed as Exhibit 4.3 to the Company’s Form 8-K (File No. 001-36872) filed with the Commission on June 2, 2020 and incorporated herein by reference).

*10.1	2014 Long Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 0-13089) filed with the Commission on April 21, 2014 and incorporated herein by reference).

*10.2

Amendment to the Hancock Holding Company 2014 Long Term Incentive Plan (filed as Appendix A of the Company’s definitive Proxy Statement on Schedule 14A (File No. 001-36872) filed with the Commission on March 17, 2017 and incorporated herein by reference).

*10.3

Hancock Whitney Corporation 2020 Long Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Form 8-K (File Number 001-36872) filed with the Commission on May 1, 2020 and incorporated herein by reference).

*10.4

Amendment to the Hancock Whitney Corporation 2020 Long Term Incentive Plan (filed as Appendix B of the Company’s definitive Proxy Statement on Schedule 14A (File No. 001-36872) filed with the Commission on March 15, 2022 and incorporated herein by reference).

*10.5

Hancock Whitney Corporation 2010 Nonqualified Deferred Compensation Plan, restated effective May 25, 2018 (filed as Exhibit 99.3 to the Company’s Form S-8 (File No. 333-258295) filed with the Commission on July 30, 2021 and incorporated herein by reference).

*10.6

Hancock Whitney Corporation 2010 Employee Stock Purchase Plan, amended and restated effective July 1, 2018 (filed as Exhibit 99.2 to the Company’s Form S-8 (file No. 333-258295) filed with the Commission on July 30, 2021 and incorporated herein by reference).

*10.7	Form of Change in Control Employment Agreement between the Company and certain named executive officers effective January 1, 2021.

*10.8	Hancock Whitney Corporation Executive Incentive Plan effective January 1, 2022.

*10.9

Insurance Plan and Summary Plan Description, adopted by the Company effective July 1, 2014 (filed as Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2014 (File No. 0-13089) filed with the Commission on February 27, 2015 and incorporated herein by reference).

*10.10	Form of Restricted Common Stock Award Agreement effective January 1, 2020.

*10.11	Form of Restricted Stock Unit Award Agreement effective January 1, 2022.

*10.12	Form of Performance Stock Unit Award Agreement effective January 1, 2020.

*10.13	Form of Performance Stock Unit Award Agreement effective January 1, 2022.

**21.1	Subsidiaries of the Company.

**23.1	Consent of PricewaterhouseCoopers, LLP.

**31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

**31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

**32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial information from Hancock Whitney Corporation's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Cover Page (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Income, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Changes in Stockholders’ Equity, (vi) the Consolidated Statements of Cash Flows, and (vii) the Notes to Consolidated Financial Statements, tagged in summary and detail.

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

HANCOCK WHITNEY CORPORATION
Registrant

February 24, 2023	By:	/s/ John M. Hairston
Date		John M. Hairston
President & Chief Executive Officer (Principal Executive Officer)

February 24, 2023	By:	/s/ Michael M. Achary
Date		Michael M. Achary
Senior Executive Vice President & Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jerry L. Levens Jerry L. Levens	Chairman of the Board, Director	February 24, 2023

/s/ Frank E. Bertucci Frank E. Bertucci	Director	February 24, 2023

/s/ Hardy B. Fowler Hardy B. Fowler	Director	February 24, 2023

/s/ Randall W. Hanna	Director	February 24, 2023
Randall W. Hanna

/s/ James H. Horne James H. Horne	Director	February 24, 2023

/s/ Suzette K. Kent	Director	February 24, 2023
Suzette K. Kent

/s/ H. Merritt Lane III H. Merritt Lane III	Director	February 24, 2023

/s/ Constantine S. Liollio Constantine S. Liollio	Director	February 24, 2023

/s/ Sonya C. Little Sonya C. Little	Director	February 24, 2023

/s/ Thomas H. Olinde Thomas H. Olinde	Director	February 24, 2023

/s/ Sonia A. Pérez Sonia A. Pérez	Director	February 24, 2023

/s/ Christine L. Pickering Christine L. Pickering	Director	February 24, 2023

/s/ Joan C. Teofilo Joan C. Teofilo	Director	February 24, 2023

/s/ C. Richard Wilkins C. Richard Wilkins	Director	February 24, 2023