Form 10-Q
period 2023-03-31
HANCOCK WHITNEY CORP
filed 2023-05-05
CIK 750577

*

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

86,077,069 common shares were outstanding at April 30, 2023.

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

CFPB– Consumer Financial Protection Bureau

CFO – Chief Financial Officer

CME – Chicago Mercantile Exchange

CMO – collateralized mortgage obligation

Core client deposits – total deposits excluding public funds and brokered deposits

Core deposits – total deposits excluding certificates of deposits of $250,000 or more and brokered deposits

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

Excess Liquidity – deposits held at the Federal Reserve above normal levels

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

FFIEC – Federal Financial Institutions Examination Council

FHA – Federal Housing Administration

FHLB – Federal Home Loan Bank

GAAP – Generally Accepted Accounting Principles in the United States of America

HTM – held to maturity securities

ICS – Insured cash sweep

IRA 2022 – Inflation Reduction Act of 2022

IRS – Internal Revenue Service

LIBOR – London Interbank Offered Rate

LIHTC – Low Income Housing Tax Credit

LTIP – long-term incentive plan

MBS – mortgage-backed securities

MD&A – management’s discussion and analysis of financial condition and results of operations

MDBCF – Mississippi Department of Banking and Consumer Finance

MEFD - reportable modified loans to borrowers experiencing financial difficulty as defined by accounting guidance effective January 1, 2023

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

TDR – troubled debt restructuring, as defined by accounting guidance that was superseded effective January 1, 2023

TSR – total shareholder return

U.S. Treasury – The United States Department of the Treasury

Part I. Financial Information

Item 1. Financial Statements

Hancock Whitney Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except per share data)	2023	2022
ASSETS
Cash and due from banks	$594,372	$564,459
Interest-bearing bank deposits	2,287,438	323,332
Federal funds sold	711	728
Securities available for sale, at fair value (amortized cost of $6,238,835 and $6,310,214)	5,565,620	5,556,041
Securities held to maturity (fair value of $2,623,760 and $2,615,398 )	2,825,064	2,852,495
Loans held for sale (includes $14,923 and $10,843 measured at fair value)	23,436	26,385
Loans	23,404,523	23,114,046
Less: allowance for loan losses	(309,385)	(307,789)
Loans, net	23,095,138	22,806,257
Property and equipment, net of accumulated depreciation of $304,305 and $303,451	324,107	328,605
Right of use assets, net of accumulated amortization of $46,939 and $44,901	101,449	96,884
Prepaid expenses	54,540	44,632
Other real estate and foreclosed assets, net	1,976	2,017
Accrued interest receivable	141,704	131,849
Goodwill	855,453	855,453
Other intangible assets, net	53,080	56,193
Life insurance contracts	736,979	729,774
Funded pension assets, net	218,389	216,818
Deferred tax asset, net	187,975	211,418
Other assets	479,652	380,485
Total assets	$37,547,083	$35,183,825
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$12,860,027	$13,645,113
Interest-bearing	16,753,043	15,425,236
Total deposits	29,613,070	29,070,349
Short-term borrowings	3,519,497	1,871,271
Long-term debt	242,115	242,077
Accrued interest payable	21,823	9,935
Lease liabilities	120,871	116,422
Other liabilities	498,475	531,143
Total liabilities	34,015,851	31,841,197
Stockholders' equity:
Common stock	309,513	309,513
Capital surplus	1,720,623	1,716,884
Retained earnings	2,188,561	2,088,413
Accumulated other comprehensive loss, net	(687,465)	(772,182)
Total stockholders' equity	3,531,232	3,342,628
Total liabilities and stockholders' equity	$37,547,083	$35,183,825
Preferred shares authorized (par value of $20.00 per share)	50,000	50,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	92,947	92,947
Common shares outstanding	86,066	85,941

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2023	2022
Interest income:
Loans, including fees	$314,601	$192,750
Loans held for sale	295	691
Securities-taxable	47,646	37,164
Securities-tax exempt	4,721	4,655
Short-term investments	5,340	1,526
Total interest income	372,603	236,786
Interest expense:
Deposits	64,451	3,778
Short-term borrowings	20,063	1,419
Long-term debt	3,095	3,126
Total interest expense	87,609	8,323
Net interest income	284,994	228,463
Provision for credit losses	6,020	(22,527)
Net interest income after provision for credit losses	278,974	250,990
Noninterest income:
Service charges on deposit accounts	20,622	21,674
Trust fees	16,734	15,279
Bank card and ATM fees	20,721	20,396
Investment and annuity fees and insurance commissions	8,867	7,427
Secondary mortgage market operations	2,168	3,746
Securities transactions, net	—	(87)
Other income	11,218	14,997
Total noninterest income	80,330	83,432
Noninterest expense:
Compensation expense	92,403	85,993
Employee benefits	22,920	21,403
Personnel expense	115,323	107,396
Net occupancy expense	12,206	11,680
Equipment expense	4,736	4,867
Data processing expense	28,182	24,239
Professional services expense	9,131	7,793
Amortization of intangible assets	3,114	3,748
Deposit insurance and regulatory fees	5,920	3,740
Other real estate and foreclosed assets expense (income), net	155	(1,764)
Other expense	22,117	18,240
Total noninterest expense	200,884	179,939
Income before income taxes	158,420	154,483
Income taxes expense	31,953	31,005
Net income	$126,467	$123,478
Earnings per common share-basic	$1.45	$1.40
Earnings per common share-diluted	$1.45	$1.40
Dividends paid per share	$0.30	$0.27
Weighted average shares outstanding-basic	86,018	86,660
Weighted average shares outstanding-diluted	86,282	86,936

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
($ in thousands)	2023	2022
Net income	$126,467	$123,478
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain or (loss) on securities available for sale cash flow hedges and equity method investment	100,944	(390,904)
Reclassification of (income) or loss realized and included in earnings	9,520	(3,838)
Other valuation adjustments to employee benefit plans	(1,836)	—
Amortization of unrealized net loss on securities transferred to held to maturity	494	261
Other comprehensive income (loss) before income taxes	109,122	(394,481)
Income tax expense (benefit)	24,405	(89,140)
Other comprehensive income (loss) net of income taxes	84,717	(305,341)
Comprehensive income (loss)	$211,184	$(181,863)

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended March 31, 2023 and 2022					Accumulated
	Common Stock				Other
(in thousands, except parenthetical share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Income (Loss)	Total
Balance, December 31, 2022	92,947	$309,513	$1,716,884	$2,088,413	$(772,182)	$3,342,628
Net income	—	—	—	126,467	—	126,467
Other comprehensive income	—	—	—	—	84,717	84,717
Comprehensive income	—	—	—	126,467	84,717	211,184
Dividends declared ($0.30 per common share)	—	—	—	(26,387)	—	(26,387)
Common stock activity, long-term incentive plans	—	—	2,804	68	—	2,872
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	935	—	—	935
Balance, March 31, 2023	92,947	$309,513	$1,720,623	$2,188,561	$(687,465)	$3,531,232

Balance, December 31, 2021	92,947	$309,513	$1,755,701	$1,659,073	$(53,935)	$3,670,352
Net income	—	—	—	123,478	—	123,478
Other comprehensive loss	—	—	—	—	(305,341)	(305,341)
Comprehensive income (loss)	—	—	—	123,478	(305,341)	(181,863)
Dividends declared ($0.27 per common share)	—	—	—	(23,909)	—	(23,909)
Common stock activity, long-term incentive plans	—	—	3,929	51	—	3,980
Repurchase of common stock (350,000 shares)	—	—	(18,490)	—	—	(18,490)
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	881	—	—	881
Balance, March 31, 2022	92,947	$309,513	$1,742,021	$1,758,693	$(359,276)	$3,450,951

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
($ in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$126,467	$123,478
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,565	7,177
Provision for credit losses	6,020	(22,527)
Gain on other real estate and foreclosed assets	(20)	(3,014)
Loss on sale of securities	—	87
Deferred tax (benefit) expense	(801)	10,099
Increase in cash surrender value of life insurance contracts	(2,995)	(634)
Loss on disposal of assets	30	—
Net decrease in loans held for sale	3,028	27,250
Net amortization of securities premium/discount	5,103	11,356
Amortization of intangible assets	3,114	3,748
Stock-based compensation expense	5,726	5,292
Net change in derivative collateral liability	76,152	15,828
Net (decrease) increase in interest payable and other liabilities	(28,313)	18,512
(Increase) decrease in other assets	(112,916)	91,643
Other, net	(3,272)	(7,761)
Net cash provided by operating activities	85,888	280,534
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available for sale securities	—	73,219
Proceeds from maturities of securities available for sale	77,339	167,949
Purchases of securities available for sale	—	(228,454)
Proceeds from maturities of securities held to maturity	30,900	28,125
Purchases of securities held to maturity	(6,023)	(391,761)
Proceeds received upon termination of fair value hedge instruments	16,550	—
Net (increase) decrease in short-term investments	(1,964,089)	697,625
Net purchases of Federal Home Loan Bank stock	(68,057)	—
Proceeds from sales of loans and leases	11,006	18,890
Net increase in loans	(306,873)	(227,948)
Purchase of life insurance contracts	—	(60,000)
Purchases of property and equipment	(5,498)	(11,353)
Proceeds from sales of other real estate and foreclosed assets	235	6,227
Other, net	(4,252)	3,002
Net cash provided by (used in) investing activities	(2,218,762)	75,521
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	542,721	33,812
Net increase (decrease) in short-term borrowings	1,648,226	(44,759)
Repayments of long-term debt	—	(79)
Dividends paid	(26,173)	(23,804)
Payroll tax remitted on net share settlement of equity awards	(2,922)	(1,396)
Proceeds from dividend reinvestment and stock purchase plans	935	881
Repurchase of common stock	—	(18,490)
Net cash provided by (used in) financing activities	2,162,787	(53,835)
NET INCREASE IN CASH AND DUE FROM BANKS	29,913	302,220
CASH AND DUE FROM BANKS, BEGINNING	564,459	401,201
CASH AND DUE FROM BANKS, ENDING	$594,372	$703,421
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$202	$118

See notes to unaudited consolidated financial statements.

HANCOCK WHITNEY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated financial statements include the accounts of Hancock Whitney Corporation and all other entities in which it has a controlling interest (the “Company”). The financial statements include all adjustments that are, in the opinion of management, necessary to fairly state the Company’s financial condition, results of operations, changes in stockholders’ equity and cash flows for the interim periods presented. The Company has also evaluated all subsequent events for potential recognition and disclosure through the date of the filing of this Quarterly Report on Form 10-Q. Some financial information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Financial information reported in these financial statements is not necessarily indicative of the Company’s financial condition, results of operations, or cash flows for any other interim or annual period.

Certain prior period amounts have been reclassified to conform to the current period presentation. Such changes include expanding the presentation of the credit quality metrics by vintage to portfolio class from portfolio segment in Note 3 – Loans. These changes in presentation did not have a material impact on the Company's financial condition or operating results.

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

Accounting Policies

There were no material changes or developments during the reporting period with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022.

On January 1, 2023, the Company adopted Accounting Standards Update (“ASU”) 2022-02 "Financial Instruments: Credit Losses (Topic 326) - Troubled Debt Restructurings and Vintage Disclosures." The amendments in this update eliminated the recognition and measurement guidance as prescribed by Accounting Standards Codification (“ASC”) 310-40 for troubled debt restructurings (“TDRs”) and introduced new requirements for certain modifications of loans to borrowers experiencing financial difficulty (“MEFDs”). Qualifying modifications are interest rate reductions, other-than-insignificant payment delays, term extensions, or any combination of these terms. Our MEFD policy generally considers six months or less to be the time frame that is considered insignificant for payment delays and/or term extensions. Multiple payment delays and/or term extensions to borrowers experiencing financial difficulty within a twelve month period are evaluated collectively. Qualifying modified loans are subject to reporting requirements for the twelve month period following the modification. This standard was adopted on a prospective basis and therefore, only modifications on or after January 1, 2023 are evaluated and reported under the new requirements.

Like TDRs, MEFDs can remain on nonaccrual, move to nonaccrual, return to accrual, or continue to accrue interest, depending on the individual facts and circumstances of the borrower. As allowed by the standard, the Company has elected to evaluate these modified loans for credit loss consistent with policies for the non-modified portfolio, which includes individually evaluating for specific reserves all nonaccrual MEFDs over our existing materiality threshold and collectively evaluating credit loss for all other MEFDs, including those that continue to accrue interest. The credit loss methodology for MEFDs is the same as described in the Allowance for Credit Losses section in the Summary of Significant Accounting Policies disclosed in the Note 1 of the 2022 Form 10-K.

Refer to Note 3 – Loans for disclosures related to reportable MEFDs entered into since adoption, as well as gross charge-offs by class in our vintage disclosures, also required by this standard.

Refer to Note 14 – Recent Accounting Pronouncements for further discussion of accounting standards adopted and issued but not yet adopted at March 31, 2023 and the anticipated impact to the Company’s financial statements.

2. Securities

The following tables set forth the amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities classified as available for sale and held to maturity at March 31, 2023 and December 31, 2022. Amortized cost of securities does not include accrued interest which is reflected in the accrued interest line item on the consolidated balance sheets totaling $28.3 million at March 31, 2023 and $29.1 million at December 31, 2022.

	March 31, 2023				December 31, 2022
		Gross	Gross			Gross	Gross
Securities Available for Sale	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$113,016	$287	$1,788	$111,515	$113,211	$—	$2,346	$110,865
Municipal obligations	206,219	247	1,997	204,469	207,014	59	3,981	203,092
Residential mortgage-backed securities	2,583,935	240	364,911	2,219,264	2,655,381	224	398,619	2,256,986
Commercial mortgage-backed securities	3,239,281	2,899	299,575	2,942,605	3,234,278	2,032	342,880	2,893,430
Collateralized mortgage obligations	72,884	—	5,241	67,643	76,830	—	6,242	70,588
Corporate debt securities	23,500	—	3,376	20,124	23,500	—	2,420	21,080
	$6,238,835	$3,673	$676,888	$5,565,620	$6,310,214	$2,315	$756,488	$5,556,041

	March 31, 2023				December 31, 2022
		Gross	Gross			Gross	Gross
Securities Held to Maturity	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$427,643	$824	$41,538	$386,929	$426,454	$21	$49,044	$377,431
Municipal obligations	696,471	1,987	19,262	679,196	698,908	753	26,558	673,103
Residential mortgage-backed securities	715,499	—	63,526	651,973	734,478	—	72,532	661,946
Commercial mortgage-backed securities	944,292	—	77,653	866,639	948,691	—	87,211	861,480
Collateralized mortgage obligations	41,159	—	2,136	39,023	43,964	—	2,526	41,438
	$2,825,064	$2,811	$204,115	$2,623,760	$2,852,495	$774	$237,871	$2,615,398

The following tables present the amortized cost and fair value of debt securities available for sale and held to maturity at March 31, 2023 by contractual maturity. Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateralized mortgage obligations.

Debt Securities Available for Sale	Amortized	Fair
($ in thousands)	Cost	Value
Due in one year or less	$72	$72
Due after one year through five years	1,024,989	979,364
Due after five years through ten years	2,980,929	2,699,847
Due after ten years	2,232,845	1,886,337
Total available for sale debt securities	$6,238,835	$5,565,620

Debt Securities Held to Maturity	Amortized	Fair
($ in thousands)	Cost	Value
Due in one year or less	$11,637	$11,573
Due after one year through five years	538,020	520,589
Due after five years through ten years	918,433	851,024
Due after ten years	1,356,974	1,240,574
Total held to maturity securities	$2,825,064	$2,623,760

The Company held no securities classified as trading at March 31, 2023 and December 31, 2022.

The following table presents the proceeds from, gross gains on, and gross losses on sales of securities during the three months ended March 31, 2023 and 2022. Net gains or losses are reflected in the "Securities transactions, net" line item on the Consolidated Statements of Income.

	Three Months Ended March 31,
($ in thousands)	2023	2022
Proceeds	$—	$73,219
Gross gains	—	—
Gross losses	—	87
Net gain (loss)	$—	$(87)

Securities with carrying values totaling $6.1 billion and $4.9 billion were pledged as collateral at March 31, 2023 and December 31, 2022, respectively, primarily to secure public deposits or securities sold under agreements to repurchase and as collateral for an available line of credit with the Federal Reserve Bank.

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

The Company evaluates credit impairment for individual securities available for sale whose fair value was below amortized cost with a more than inconsequential risk of default and where the Company had assessed whether the decline in fair value was significant enough to suggest a credit event occurred. There were no securities with a material credit loss event and, therefore, no allowance for credit loss was recorded in any period presented.

The fair value and gross unrealized losses for securities classified as available for sale with unrealized losses for the periods indicated follow.

Available for Sale
March 31, 2023	Losses < 12 months		Losses 12 months or >		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$49,332	$382	$8,070	$1,406	$57,402	$1,788
Municipal obligations	85,570	649	86,444	1,348	172,014	1,997
Residential mortgage-backed securities	137,406	4,437	2,071,526	360,474	2,208,932	364,911
Commercial mortgage-backed securities	318,876	14,695	2,570,771	284,880	2,889,647	299,575
Collateralized mortgage obligations	—	—	67,643	5,241	67,643	5,241
Corporate debt securities	1,820	180	17,804	3,196	19,624	3,376
	$593,004	$20,343	$4,822,258	$656,545	$5,415,262	$676,888

Available for Sale
December 31, 2022	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$102,607	754	$8,258	$1,592	$110,865	$2,346
Municipal obligations	192,334	3,981	—	—	192,334	3,981
Residential mortgage-backed securities	636,060	49,790	1,611,832	348,829	2,247,892	398,619
Commercial mortgage-backed securities	1,489,974	114,195	1,351,530	228,685	2,841,504	342,880
Collateralized mortgage obligations	41,703	3,275	28,884	2,967	70,587	6,242
Corporate debt securities	13,194	1,306	7,386	1,114	20,580	2,420
	$2,475,872	$173,301	$3,007,890	$583,187	$5,483,762	$756,488

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

The fair value and gross unrealized losses for securities classified as held to maturity with unrealized losses for the periods indicated follow.

Held to maturity
March 31, 2023	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$49,176	$2,085	$305,813	$39,453	$354,989	$41,538
Municipal obligations	240,561	1,452	183,368	17,810	423,929	19,262
Residential mortgage-backed securities	225,019	9,134	426,955	54,392	651,974	63,526
Commercial mortgage-backed securities	159,220	6,140	707,420	71,513	866,640	77,653
Collateralized mortgage obligations	2,662	30	36,360	2,106	39,022	2,136
	$676,638	$18,841	$1,659,916	$185,274	$2,336,554	$204,115

Held to maturity
December 31, 2022	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$145,893	$13,245	$226,499	$35,799	$372,392	$49,044
Municipal obligations	560,288	8,878	64,346	17,680	624,634	26,558
Residential mortgage-backed securities	391,146	30,515	270,800	42,017	661,946	72,532
Commercial mortgage-backed securities	697,827	56,899	163,653	30,312	861,480	87,211
Collateralized mortgage obligations	41,438	2,526	—	—	41,438	2,526
	$1,836,592	$112,063	$725,298	$125,808	$2,561,890	$237,871

As of March 31, 2023 and December 31, 2022, the Company had 709 and 757 securities, respectively, with market values below their cost basis. There were no material unrealized losses related to the marketability of the securities or the issuer’s ability to meet contractual obligations. In all cases, the indicated impairment on these debt securities would be recovered no later than the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. The unrealized losses were deemed to be materially non-credit related at March 31, 2023 and December 31, 2022. The Company has adequate liquidity and, therefore, neither plans to nor expects to be required to liquidate these securities before recovery of the amortized cost basis.

3. Loans and Allowance for Credit Losses

The Company generally makes loans in its market areas of south and central Mississippi; southern and central Alabama; northwest, central and south Louisiana; the northern, central and panhandle regions of Florida; certain areas of east and northeast Texas, including Houston, Dallas, Austin, and San Antonio; Nashville, Tennessee; and the metropolitan area of Atlanta, Georgia.

Loans, net of unearned income, by portfolio are presented at amortized cost basis in the table below. Amortized cost does not include accrued interest, which is reflected in the accrued interest line item in the Consolidated Balance Sheets, totaling $107.9 million and $100.2 million at March 31, 2023 and December 31, 2022, respectively. The following table presents loans, net of unearned income, by portfolio class at March 31, 2023 and December 31, 2022.

	March 31,	December 31,
($ in thousands)	2023	2022
Commercial non-real estate	$10,013,482	$10,146,453
Commercial real estate - owner occupied	3,050,748	3,033,058
Total commercial and industrial	13,064,230	13,179,511
Commercial real estate - income producing	3,758,455	3,560,991
Construction and land development	1,726,916	1,703,592
Residential mortgages	3,329,793	3,092,605
Consumer	1,525,129	1,577,347
Total loans	$23,404,523	$23,114,046

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

Residential mortgages

Residential mortgages consist of closed-end loans secured by first liens on 1- 4 family residential properties. The portfolio includes both fixed and adjustable rate loans, although most longer-term, fixed rate loans originated are sold in the secondary mortgage market.

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

Allowance for Credit Losses

The calculation of the allowance for credit losses is performed using two primary approaches: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated. The allowance for credit losses was developed using multiple Moody’s Analytics (“Moody’s") macroeconomic forecasts applied to internally developed credit models for a two year reasonable and supportable period. The following tables present activity in the allowance for credit losses (ACL) by portfolio class for the three months ended March 31, 2023 and 2022, as well as the corresponding recorded investment in loans at the end of each period.

		Commercial	Total	Commercial
	Commercial	real estate-	commercial	real estate-	Construction
	non-real	owner	and	income	and land	Residential
($ in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total
	Three Months Ended March 31, 2023
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$96,461	$48,284	$144,745	$71,961	$30,498	$32,464	$28,121	$307,789
Charge-offs	(4,528)	—	(4,528)	—	(61)	(20)	(3,363)	(7,972)
Recoveries	1,033	195	1,228	—	6	181	838	2,253
Net provision for loan losses	(320)	(813)	(1,133)	4,231	459	1,916	1,842	7,315
Ending balance - allowance for loan losses	$92,646	$47,666	$140,312	$76,192	$30,902	$34,541	$27,438	$309,385
Reserve for unfunded lending commitments:
Beginning balance	$4,984	$302	$5,286	$1,395	$25,110	$31	$1,487	$33,309
Provision for losses on unfunded commitments	(191)	22	(169)	493	(1,487)	(14)	(118)	(1,295)
Ending balance - reserve for unfunded lending commitments	4,793	324	5,117	1,888	23,623	17	1,369	32,014
Total allowance for credit losses	$97,439	$47,990	$145,429	$78,080	$54,525	$34,558	$28,807	$341,399
Allowance for loan losses:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	92,646	47,666	140,312	76,192	30,902	34,541	27,438	309,385
Allowance for loan losses	$92,646	$47,666	$140,312	$76,192	$30,902	$34,541	$27,438	$309,385
Reserve for unfunded lending commitments:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	4,793	324	5,117	1,888	23,623	17	1,369	32,014
Reserve for unfunded lending commitments:	$4,793	$324	$5,117	$1,888	$23,623	$17	$1,369	$32,014
Total allowance for credit losses	$97,439	$47,990	$145,429	$78,080	$54,525	$34,558	$28,807	$341,399
Loans:
Individually evaluated	$10,273	$684	$10,957	$1,120	$—	$1,135	$—	$13,212
Collectively evaluated	10,003,209	3,050,064	13,053,273	3,757,335	1,726,916	3,328,658	1,525,129	23,391,311
Total loans	$10,013,482	$3,050,748	$13,064,230	$3,758,455	$1,726,916	$3,329,793	$1,525,129	$23,404,523

In arriving at the March 31, 2023 allowance for credit losses, the Company weighted the March 2023 baseline economic forecast, which Moody’s defines as the “most likely outcome” based on current conditions and its view of where the economy is headed, with a 40% probability. The March 2023 baseline scenario maintains a generally optimistic outlook in its assumptions surrounding the drivers of economic growth, including its expectations of the effectiveness of the Federal Reserve's monetary policy in easing inflationary conditions, though at a slower pace than previously forecasted. The baseline forecast includes sustained economic growth with forecasted annual GDP growth of 1.9% for both 2023 and 2024, and 2.7% for 2025, and only a modest increase in unemployment, forecasted at 3.5% for 2023, 3.9% for 2024, and 4.0% for 2025. Under the baseline forecast, the recent bank failures are not considered symptomatic of a serious broader problem and do not weaken the financial system or the economy. Management determined that assumptions provided for in the downside slower near-term growth/mild recessionary scenario (S-2) were also reasonably possible and weighted that scenario at 50%, and further weighted the (S-3) moderate recessionary scenario at 10% due to additional downside risk. The S-2 scenario assumes that interest rates remain elevated, global supply chain issues keep inflation elevated and the recent bank failures reduce consumer confidence and cause banks to tighten lending standards. This leads to a mild recession that starts in the second quarter of 2023 lasting three quarters, with a peak to trough decline of 1.3% resulting in forecasted annual GDP growth of only 0.9% for 2023, 0.3% for 2024, and 3.2% for 2025; and unemployment of 4.8% in 2023, 5.8% in 2024, and 4.2% in 2025. The S-3 scenario assumes a more severe recession with annual GDP growth of 0.3% in 2023, a decline of 0.3% in 2024, and then back to growth of 2.6% in 2025; and unemployment of 5.6%, 7.6%, and 6.3% in 2023, 2024, and 2025, respectively.

While economic uncertainty continues, including the possibility of a recession in the near-term, the credit loss outlook on the loan portfolio as a whole has not changed materially since year-end. Positive economic indicators of growth within the Company's footprint, relatively stable asset quality metrics and modest credit losses in recent periods led to relatively flat reserves for the three months ended March 31, 2023.

		Commercial	Total	Commercial
	Commercial	real estate-	commercial	real estate-	Construction
	non-real	owner	and	income	and land	Residential
($ in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total
	Three Months Ended March 31, 2022
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$95,888	$53,433	$149,321	$108,058	$22,102	$30,623	$31,961	$342,065
Charge-offs	(2,659)	—	(2,659)	(4)	—	(42)	(2,680)	(5,385)
Recoveries	2,142	389	2,531	878	68	61	1,528	5,066
Net provision for loan losses	(8,072)	(5,361)	(13,433)	(3,565)	(1,082)	(4,307)	(1,516)	(23,903)
Ending balance - allowance for loan losses	$87,299	$48,461	$135,760	$105,367	$21,088	$26,335	$29,293	$317,843
Reserve for unfunded lending commitments:
Beginning balance	$4,522	$323	$4,845	$1,694	$21,907	$22	$866	$29,334
Provision for losses on unfunded commitments	(246)	108	(138)	453	474	(3)	590	1,376
Ending balance - reserve for unfunded lending commitments	4,276	431	4,707	2,147	22,381	19	1,456	30,710
Total allowance for credit losses	$91,575	$48,892	$140,467	$107,514	$43,469	$26,354	$30,749	$348,553

Allowance for loan losses:
Individually evaluated	$112	$32	$144	$20	$20	$408	$174	$766
Collectively evaluated	87,187	48,429	135,616	105,347	21,068	25,927	29,119	317,077
Allowance for loan losses	$87,299	$48,461	$135,760	$105,367	$21,088	$26,335	$29,293	$317,843
Reserve for unfunded lending commitments:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	4,276	431	4,707	2,147	22,381	19	1,456	30,710
Reserve for unfunded lending commitments:	$4,276	$431	$4,707	$2,147	$22,381	$19	$1,456	$30,710
Total allowance for credit losses	$91,575	$48,892	$140,467	$107,514	$43,469	$26,354	$30,749	$348,553
Loans:
Individually evaluated	$1,742	$951	$2,693	$1,309	$122	$4,534	$929	$9,587
Collectively evaluated	9,582,738	2,867,282	12,450,020	3,561,990	1,286,533	2,458,366	1,556,845	21,313,754
Total loans	$9,584,480	$2,868,233	$12,452,713	$3,563,299	$1,286,655	$2,462,900	$1,557,774	$21,323,341

The release of credit reserves across all portfolios during the three months ended March 31, 2022 reflected positive economic indicators in our market, continued improvement in our asset quality metrics, and a sustained period of minimal credit losses. In arriving at the allowance for credit losses at March 31, 2022, the Company weighted the baseline economic forecast at 40% and the downside slower near-term growth scenario S-2 at 60%.

Nonaccrual loans and certain reportable modified loan disclosures

The following table shows the composition of nonaccrual loans and those without an allowance for loan loss, by portfolio class.

	March 31, 2023		December 31, 2022
($ in thousands)	Total nonaccrual	Nonaccrual without allowance for loan loss	Total nonaccrual	Nonaccrual without allowance for loan loss
Commercial non-real estate	$13,302	$10,273	$4,020	$941
Commercial real estate - owner occupied	2,393	684	1,461	692
Total commercial and industrial	15,695	10,957	5,481	1,633
Commercial real estate - income producing	1,501	1,120	1,240	1,174
Construction and land development	340	—	309	—
Residential mortgages	30,111	1,135	25,269	1,884
Consumer	6,697	—	6,692	—
Total loans	$54,344	$13,212	$38,991	4,691

As a part of our loss mitigation efforts, we may provide modifications to borrowers experiencing financial difficulty to improve long-term collectability of the loans and to avoid the need for repossession or foreclosure of collateral. As described in Note 1 – Accounting Policy, accounting and reporting requirements changed related to such modifications effective January 1, 2023, impacting the comparability between periods of the disclosures that follow.

Nonaccrual loans include reportable nonaccruing modified loans to borrowers experiencing financial difficulty (“MEFDs”) totaling $1.6 million at March 31, 2023 and loans modified in troubled debt restructurings (“TDRs”) totaling $2.6 million at December 31, 2022. Total reportable MEFDs, both accruing and nonaccruing, were $1.6 million at March 31, 2023 and total TDRs were $4.5 million at December 31, 2022. At March 31, 2023 and December 31, 2022, the Company had no unfunded commitments to borrowers whose loan terms have been modified as a reportable MEFD or TDR, respectively.

The table below provides detail by portfolio class for reportable MEFDs entered into during the three months ended March 31, 2023.

	March 31, 2023
($ in thousands)	Balance	Percentage of portfolio class
Commercial non-real estate	$934	0.01%
Commercial real estate - owner occupied	684	0.02%
Total commercial and industrial	1,618	0.01%
Commercial real estate - income producing	—	—
Construction and land development	—	—
Residential mortgages	—	—
Consumer	—	—
Total reportable modified loans	$1,618	0.01%

Reportable modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2023 consisted of term extensions ranging from 9 months to 5 years. As of March 31, 2023, all reportable MEFDs entered into during the three months ended March 31, 2023 had a payment status of current. There were no post modification payment defaults within the three month period ended March 31, 2023. A payment default occurs if the loan is either 90 days or more delinquent or has been charged off as of the end of the period presented.

During the three months ended March 31, 2022, two residential mortgage loans with pre and post modification balances of $0.1 million and two consumer loans with pre and post modification balances totaling $0.1 million were classified as TDRs. The TDRs modified during the three months ended March 31, 2022, included $0.1 million of loans with interest rate reduction and $0.1 million with other modifications. Two commercial non-real estate loans totaling $3.1 million that defaulted during the three months period ended March 31, 2022 had been modified in a TDR during the twelve months prior to default.

Aging Analysis

The tables below present the aging analysis of past due loans by portfolio class at March 31, 2023 and December 31, 2022.

March 31, 2023	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
($ in thousands)
Commercial non-real estate	$31,691	$17,026	$11,029	$59,746	$9,953,736	$10,013,482	$8,492
Commercial real estate - owner occupied	2,670	2,029	2,567	7,266	3,043,482	3,050,748	1,399
Total commercial and industrial	34,361	19,055	13,596	67,012	12,997,218	13,064,230	9,891
Commercial real estate - income producing	175	—	2,653	2,828	3,755,627	3,758,455	1,214
Construction and land development	2,304	359	217	2,880	1,724,036	1,726,916	126
Residential mortgages	29,903	8,055	13,684	51,642	3,278,151	3,329,793	167
Consumer	6,590	4,506	4,695	15,791	1,509,338	1,525,129	1,757
Total	$73,333	$31,975	$34,845	$140,153	$23,264,370	$23,404,523	$13,155

December 31, 2022	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
($ in thousands)
Commercial non-real estate	$4,050	$21,329	$3,418	$28,797	$10,117,656	$10,146,453	$996
Commercial real estate - owner occupied	19,069	3,346	1,894	24,309	3,008,749	3,033,058	1,623
Total commercial and industrial	23,119	24,675	5,312	53,106	13,126,405	13,179,511	2,619
Commercial real estate - income producing	879	—	1,174	2,053	3,558,938	3,560,991	—
Construction and land development	4,029	242	133	4,404	1,699,188	1,703,592	54
Residential mortgages	28,208	11,056	17,346	56,610	3,035,995	3,092,605	293
Consumer	8,845	2,806	4,407	16,058	1,561,289	1,577,347	1,619
Total	$65,080	$38,779	$28,372	$132,231	$22,981,815	$23,114,046	$4,585

Credit Quality Indicators

The following tables present the credit quality indicators by segment and portfolio class of loans at March 31, 2023 and December 31, 2022. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process.

	March 31, 2023
($ in thousands)	Commercial non-real estate	Commercial real estate - owner- occupied	Total commercial and industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$9,511,047	$2,937,286	$12,448,333	$3,633,440	$1,716,329	$17,798,102
Pass-Watch	277,067	52,691	329,758	116,360	9,860	455,978
Special Mention	54,998	7,552	62,550	1,534	191	64,275
Substandard	170,370	53,219	223,589	7,121	536	231,246
Doubtful	—	—	—	—	—	—
Total	$10,013,482	$3,050,748	$13,064,230	$3,758,455	$1,726,916	$18,549,601

	December 31, 2022
($ in thousands)	Commercial non-real estate	Commercial real estate - owner- occupied	Total commercial and industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$9,641,117	$2,912,057	$12,553,174	$3,440,648	$1,690,756	$17,684,578
Pass-Watch	284,843	49,093	333,936	111,587	12,097	457,620
Special Mention	79,980	6,267	86,247	3,810	196	90,253
Substandard	140,513	65,641	206,154	4,946	543	211,643
Doubtful	—	—	—	—	—	—
Total	$10,146,453	$3,033,058	$13,179,511	$3,560,991	$1,703,592	$18,444,094

	March 31, 2023			December 31, 2022
($ in thousands)	Residential mortgage	Consumer	Total	Residential mortgage	Consumer	Total
Performing	$3,299,682	$1,518,431	$4,818,113	$3,066,319	$1,570,186	$4,636,505
Nonperforming	30,111	6,698	36,809	26,286	7,161	33,447
Total	$3,329,793	$1,525,129	$4,854,922	$3,092,605	$1,577,347	$4,669,952

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

Residential and Consumer:

•
Performing – accruing loans.
•
Nonperforming – loans for which there are good reasons to doubt that payments will be made in full. Nonperforming loans include all loans with nonaccrual status and, prior to January 1, 2023, all loans that were modified in a troubled debt restructuring.

Vintage Analysis

The following tables present credit quality disclosures of amortized cost by portfolio class and vintage for term loans and by revolving and revolving converted to amortizing at March 31, 2023 and December 31, 2022. The Company defines vintage as the later of origination, renewal or modification date. The gross charge-offs presented in the table are for the three months ended March 31, 2023.

	Term Loans							Revolving Loans
March 31, 2023	Amortized Cost Basis by Origination Year						Revolving	Converted to
($ in thousands)	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
Commercial Non-Real Estate:
Pass	$443,067	$2,385,284	$1,362,105	$592,762	$505,331	$958,298	$3,214,349	$49,851	$9,511,047
Pass-Watch	18,434	54,455	32,893	30,343	7,487	58,113	73,146	2,196	277,067
Special Mention	32,611	5,560	522	1,837	4,198	1,145	8,984	141	54,998
Substandard	21,424	21,686	14,027	30,909	21,450	12,123	47,928	823	170,370
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Non- Real Estate	$515,536	$2,466,985	$1,409,547	$655,851	$538,466	$1,029,679	$3,344,407	$53,011	$10,013,482
Gross Charge-offs	$—	$309	$170	$463	$12	$33	$2,993	$548	$4,528
Commercial Real Estate - Owner Occupied:
Pass	$86,006	$643,498	$641,601	$526,654	$315,352	$677,090	$34,237	$12,848	$2,937,286
Pass-Watch	1,985	8,785	4,558	3,668	15,513	17,228	954	—	52,691
Special Mention	—	46	—	543	603	6,360	—	—	7,552
Substandard	18,506	6,957	680	7,453	4,734	13,889	1,000	—	53,219
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Owner Occupied	$106,497	$659,286	$646,839	$538,318	$336,202	$714,567	$36,191	$12,848	$3,050,748
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate - Income Producing:
Pass	$122,528	$887,881	$889,960	$705,277	$398,028	$514,955	$114,746	$65	$3,633,440
Pass-Watch	18,723	1,191	37	59,847	22,922	13,238	402	—	116,360
Special Mention	985	—	—	178	—	371	—	—	1,534
Substandard	3,535	397	319	1,214	8	1,648	—	—	7,121
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Income Producing	$145,771	$889,469	$890,316	$766,516	$420,958	$530,212	$115,148	$65	$3,758,455
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and Land Development:
Pass	$155,497	$748,153	$545,932	$103,183	$7,786	$24,241	$126,158	$5,379	$1,716,329
Pass-Watch	2,408	3,185	2,670	96	522	611	368	—	9,860
Special Mention	—	—	—	—	191	—	—	—	191
Substandard	—	51	51	—	11	423	—	—	536
Doubtful	—	—	—	—	—	—	—	—	—
Total Construction and Land Development	$157,905	$751,389	$548,653	$103,279	$8,510	$25,275	$126,526	$5,379	$1,726,916
Gross Charge-offs	$—	$7	$54	$—	$—	$—	$—	$—	$61
Residential Mortgage:
Performing	$173,196	$628,643	$800,082	$516,534	$187,232	$990,957	$3,038	—	$3,299,682
Nonperforming	70	2,452	3,052	338	1,610	22,589	—	—	30,111
Total Residential Mortgage	$173,266	$631,095	$803,134	$516,872	$188,842	$1,013,546	$3,038	$—	$3,329,793
Gross Charge-offs	$—	$—	$—	$—	$—	$20	$—	$—	$20
Consumer Loans:
Performing	$31,666	$83,306	$53,900	$40,880	$53,213	$69,745	$1,182,108	$3,613	$1,518,431
Nonperforming	32	172	362	573	610	4,081	162	706	6,698
Total Consumer	$31,698	$83,478	$54,262	$41,453	$53,823	$73,826	$1,182,270	$4,319	$1,525,129
Gross Charge-offs	$—	$294	$329	$43	$152	$236	$2,013	$296	$3,363

	Term Loans							Revolving Loans
December 31, 2022	Amortized Cost Basis by Origination Year						Revolving	Converted to
($ in thousands)	2022	2021	2020	2019	2018	Prior	Loans	Term Loans	Total
Commercial Non-Real Estate:
Pass	$2,600,656	$1,450,689	$679,355	$569,842	$267,025	$763,122	$3,193,769	$116,659	$9,641,117
Pass-Watch	68,307	38,949	31,841	11,757	8,237	49,577	66,339	9,836	284,843
Special Mention	30,276	13,625	2,443	4,406	322	1,654	25,184	2,070	79,980
Substandard	29,667	13,807	11,766	21,667	12,792	1,250	39,213	10,351	140,513
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Non- Real Estate	$2,728,906	$1,517,070	$725,405	$607,672	$288,376	$815,603	$3,324,505	$138,916	$10,146,453

Commercial Real Estate - Owner Occupied:
Pass	$630,121	$650,742	$537,849	$328,364	$265,437	$447,707	$46,730	$5,107	$2,912,057
Pass-Watch	7,129	5,299	3,743	13,301	10,872	7,706	893	150	49,093
Special Mention	—	—	544	822	1,231	3,670	—	—	6,267
Substandard	19,899	547	6,715	7,663	7,543	21,465	1,000	809	65,641
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Owner Occupied	$657,149	$656,588	$548,851	$350,150	$285,083	$480,548	$48,623	$6,066	$3,033,058

Commercial Real Estate - Income Producing:
Pass	$894,522	$795,378	$660,235	$420,435	$232,145	$317,446	$113,487	$7,000	$3,440,648
Pass-Watch	1,027	18,070	58,256	20,865	12,066	836	467	—	111,587
Special Mention	235	—	708	2,325	166	376	—	—	3,810
Substandard	415	—	2,785	8	1,240	498	—	—	4,946
Doubtful	—	—	—	—	—	—	—	—	—
Total Commercial Real Estate - Income Producing	$896,199	$813,448	$721,984	$443,633	$245,617	$319,156	$113,954	$7,000	$3,560,991

Construction and Land Development:
Pass	$663,735	$711,731	$148,579	$9,198	$15,360	$10,854	$128,842	$2,457	$1,690,756
Pass-Watch	8,233	1,944	643	559	199	450	69	—	12,097
Special Mention	—	—	—	196	—	—	—	—	196
Substandard	35	55	—	12	61	380	—	—	543
Doubtful	—	—	—	—	—	—	—	—	—
Total Construction and Land Development	$672,003	$713,730	$149,222	$9,965	$15,620	$11,684	$128,911	$2,457	$1,703,592

Residential Mortgage:
Performing	$631,339	$694,104	$518,705	$192,431	$107,675	$918,918	$3,147	$—	$3,066,319
Nonperforming	1,058	2,434	716	1,196	2,080	18,802	—	—	26,286
Total Residential Mortgage	$632,397	$696,538	$519,421	$193,627	$109,755	$937,720	$3,147	$—	$3,092,605

Consumer Loans:
Performing	$103,742	$58,248	$45,641	$62,715	$41,559	$40,489	$1,212,958	$4,834	$1,570,186
Nonperforming	193	198	228	758	381	3,341	459	1,603	7,161
Total Consumer	$103,935	$58,446	$45,869	$63,473	$41,940	$43,830	$1,213,417	$6,437	$1,577,347

Residential Mortgage Loans in Process of Foreclosure

Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. Included in loans at March 31, 2023 and December 31, 2022 were $3.8 million and $4.9 million, respectively, of consumer loans secured by single family residential real estate that were in process of foreclosure. In addition to the single family residential real estate loans in process of foreclosure, the Company also held $0.4 million of foreclosed single family residential properties in other real estate owned at both March 31, 2023 and December 31, 2022.

Loans Held for Sale

Loans held for sale totaled $23.4 million and $26.4 million at March 31, 2023 and December 31, 2022, respectively. Loans held for sale is composed primarily of residential mortgage loans originated for sale in the secondary market. At March 31, 2023, residential mortgage loans carried at the fair value option totaled $14.9 million with an unpaid principal balance of $14.6 million. At December 31, 2022, residential mortgage loans carried at the fair value option totaled $10.8 million with an unpaid principal balance of $10.6 million. All other loans held for sale are carried at the lower of cost or market.

4. Short-Term Borrowings

The following table presents information concerning short-term borrowings at March 31, 2023 and December 31, 2022.

	March 31,	December 31,
($ in thousands)	2023	2022
Federal funds purchased:
Amount outstanding at period end	$350	$1,850
Weighted-average interest at period end	4.40%	3.90%
Securities sold under agreements to repurchase:
Amount outstanding at period end	$419,147	$444,421
Weighted-average interest at period end	0.95%	0.53%
FHLB borrowings:
Amount outstanding at period end	$3,100,000	$1,425,000
Weighted-average interest at period end	4.99%	4.70%

The following table presents information concerning short-term borrowings for the three months ended March 31, 2023 and 2022.

	Three Months Ended
	March 31,
($ in thousands)	2023	2022
Federal funds purchased:
Average amount outstanding during period	$8,411	$2,387
Maximum amount at any month end during period	$1,850	$2,350
Weighted-average interest rate during period	5.11%	0.28%
Securities sold under agreements to repurchase:
Average amount outstanding during period	$445,773	$587,508
Maximum amount at any month end during period	$499,011	$640,592
Weighted-average interest rate during period	0.69%	0.06%
FHLB borrowings:
Average amount outstanding during period	$1,644,444	$1,100,011
Maximum amount at any month end during period	$3,100,000	$1,100,000
Weighted-average interest rate during period	4.74%	0.49%

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

The $3.1 billion of Federal Home Loan Bank ("FHLB") borrowings at March 31, 2023 consisted of five fixed rate advances with maturity dates in April and May 2023. The $1.4 billion of FHLB borrowings at December 31, 2022 consisted of one fixed rate note entered into on December 30, 2022, that matured on January 3, 2023.

Subsequent to quarter end, in early May 2023, the Company repaid $1.45 billion of FHLB borrowings at maturity using available excess liquidity, and continues to carry FHLB borrowings that will vary based on cash needs.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional or contractual amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at March 31, 2023 and December 31, 2022.

		March 31, 2023			December 31, 2022
			Derivative (1)			Derivative (1)
($ in thousands)	Type of Hedge	Notional or Contractual Amount	Assets	Liabilities	Notional or Contractual Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate loans	Cash Flow	$1,550,000	$—	$77,137	$2,100,000	$2,301	$112,262
Interest rate swaps - securities	Fair Value	513,500	18,953	—	716,000	43,501	-
		2,063,500	18,953	77,137	2,816,000	45,802	112,262
Derivatives not designated as hedging instruments:
Interest rate swaps	N/A	4,909,754	137,404	135,584	4,620,544	172,242	169,712
Risk participation agreements	N/A	279,357	2	18	298,729	1	13
Interest rate-lock commitments on residential mortgage loans	N/A	34,048	720	—	10,930	8	113
Forward commitments to sell residential mortgage loans	N/A	13,705	—	276	13,819	161	8
To Be Announced (TBA) securities	N/A	20,500	1	165	10,000	78	7
Foreign exchange forward contracts	N/A	125,390	1,692	1,645	123,106	1,643	1,594
Visa Class B derivative contract	N/A	42,930	—	1,403	43,111	—	1,883
		5,425,684	139,819	139,091	5,120,239	174,133	173,330
Total derivatives		$7,489,184	$158,772	$216,228	$7,936,239	$219,935	$285,592
Less: netting adjustment (2)			(66,827)	(27)		(110,438)	(81,471)
Total derivative assets/liabilities			$91,945	$216,201		$109,497	$204,121

(1)
Derivative assets and liabilities are reported at fair value in other assets or other liabilities, respectively, in the consolidated balance sheets.
(2)
Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty. See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans. For each agreement, the Company receives interest at a fixed rate and pays at a variable rate. The Company terminated six swap agreements in 2023 and paid cash of approximately $2.9 million, which was recorded as accumulated other comprehensive loss and is being amortized into earnings through the original maturity dates of the respective contracts. In 2023, the Company also converted all of its LIBOR-based swaps to SOFR with minimal impact to financial results. The notional amounts of the swap agreements in place at March 31, 2023 expire as follows: $50 million in 2025; $475 million in 2026; $925 million in 2027; and $100 million thereafter.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps on securities available for sale

The Company is party to forward-starting fixed payer swaps that convert the latter portion of the term of certain available for sale securities to a floating rate. These derivative instruments are designated as fair value hedges of interest rate risk. This strategy provides the Company with a fixed rate coupon during the front-end unhedged tenor of the bonds and results in a floating rate security during the back-end hedged tenor. At March 31, 2023, these single layer instruments have hedge start dates between January 2025 and July 2026, and maturity dates from December 2027 through March 2031. The fair value of the hedged item attributable to interest rate risk is presented in interest income along with the change in the fair value of the hedging instrument.

The hedged available for sale securities are part of closed portfolios of pre-payable commercial mortgage backed securities. In accordance with ASC 815, prepayment risk may be excluded when measuring the change in fair value of such hedged items attributable to interest rate risk under the portfolio layer method (formerly referred to as last-of-layer). At March 31, 2023, the amortized cost basis of the closed portfolio of pre-payable commercial mortgage backed securities totaled $559.2 million, excluding any basis adjustment. The amount that represents the hedged items was $494.5 million and the basis adjustment associated with the hedged items totaled $19.0 million.

The Company terminated three fair value swap agreements during the three months ended March 31, 2023 and received cash of approximately $16.6 million. At the time of termination, the value of the swap was recorded as an adjustment to the book value of the underlying security, thereby changing its current book yield and extending its duration.

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

The contract includes a contingent accelerated termination clause based on the credit ratings of the Company. At March 31, 2023 and December 31, 2022, the fair value of the liability associated with this contract was $1.4 million and $1.9 million, respectively. Refer to Note 13 – Fair Value of Financial Instruments for discussion of the valuation inputs and process for this derivative liability.

Effect of Derivative Instruments on the Statements of Income

The effects of derivative instruments on the Consolidated Statements of Income for the three months ended March 31, 2023 and 2022 are presented in the table below.

		Three Months Ended
($ in thousands)		March 31,
Derivative Instruments:	Location of Gain (Loss) Recognized in the Statements of Income:	2023	2022
Cash flow hedges:
Variable rate loans	Interest income - loans	$(8,001)	$6,754
Fair value hedges:
Securities	Interest income - securities - taxable	2,750	1,158
Securities- terminations	Noninterest income - securities transactions, net	—	1,620
Derivatives not designated as hedging:
Residential mortgage banking	Noninterest income - secondary mortgage market operations	484	1,192
Customer and all other instruments	Noninterest income - other noninterest income	583	2,349
Total gain (loss)		$(4,184)	$13,073

Credit Risk-Related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as a downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. At March 31, 2023, the Company was not in violation of any such provisions. The aggregate fair value of derivative instruments with credit risk-related contingent features that were in a net liability position at March 31, 2023 and December 31, 2022 was $70.0 million and $8.7 million, respectively, for which the Company had posted collateral of $73.0 million and $8.5 million, respectively.

Offsetting Assets and Liabilities

The Bank’s derivative instruments with certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero. Agreements with certain bilateral counterparties require both parties to maintain collateral in the event that the fair values of derivative instruments exceed established exposure thresholds. For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses. Offsetting information in regards to all derivative assets and liabilities, including accrued interest, subject to these master netting agreements at March 31, 2023 and December 31, 2022 is presented in the following tables.

($ in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts Recognized	Offset in the Statement of Financial Condition	Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
As of March 31, 2023
Derivative Assets	$158,214	$(69,032)	$89,182	$85,772	$109,617	$113,027
Derivative Liabilities	$85,797	$(25)	$85,772	$85,772	$—	$—

($ in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts Recognized	Offset in the Statement of Financial Condition	Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
As of December 31, 2022
Derivative Assets	$223,072	$(112,338)	$110,734	$32,601	$27,852	$105,985
Derivative Liabilities	$116,395	$(83,794)	$32,601	$32,601	$—	$—

The Company has excess posted collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

6. Stockholders’ Equity

Common Shares Outstanding

Common shares outstanding excludes treasury shares totaling 6.2 million and 6.3 million, with a first-in-first-out cost basis of $236.2 million and $238.6 million, at March 31, 2023 and December 31, 2022, respectively. Shares outstanding also excludes unvested restricted share awards totaling 0.6 million and 0.7 million at March 31, 2023 and December 31, 2022.

Stock Buyback Program

On January 26, 2023, the Company’s board of directors approved a stock buyback program whereby the Company is authorized to repurchase up to 4.3 million shares of its common stock through the program’s expiration date of December 31, 2024. The program allows the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions. The Company is not obligated to purchase any shares under this program, and the board of directors has the ability to terminate or amend the program at any time prior to the expiration date. To date, the Company has not repurchased shares under this program.

Prior to its expiration on December 31, 2022, the Company had in place a stock repurchase program authorized by the board of directors on April 22, 2021, whereby the Company was authorized to repurchase up to 4.3 million shares of its common stock. The program allowed the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions. During the first quarter of 2022, the Company repurchased 350,000 shares of its common stock at an average cost of $52.82 per share, inclusive of commissions. In total, the Company repurchased 1.7 million shares at an average cost of $48.77 per share under this plan.

Accumulated Other Comprehensive Income (Loss)

A roll-forward of the components of Accumulated Other Comprehensive Income (Loss) is presented in the table that follows:

	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Cash Flow Hedges	Equity Method Investment	Total
($ in thousands)
Balance, December 31, 2021	$11,037	$153	$(80,946)	$16,284	$(463)	$(53,935)
Net change in unrealized gain (loss)	(358,190)	—	—	(33,182)	468	(390,904)
Reclassification of net income or loss realized and included in earnings	1,707	—	1,209	(6,754)	—	(3,838)
Transfer of net unrealized loss from AFS to HTM securities portfolio	15,405	(15,405)	—	—	—	—
Amortization of unrealized net gain on securities transferred to HTM	—	261	—	—	—	261
Income tax (expense) benefit	76,981	3,418	(273)	9,014	—	89,140
Balance, March 31, 2022	$(253,060)	$(11,573)	$(80,010)	$(14,638)	$5	$(359,276)
Balance, December 31, 2022	$(584,408)	$(10,734)	$(97,952)	$(79,093)	$5	$(772,182)
Net change in unrealized gain	80,958	—	—	19,280	706	100,944
Reclassification of net loss realized and included in earnings	—	—	1,519	8,001	—	9,520
Valuation adjustments to employee benefit plans	—	—	(1,836)	—	—	(1,836)
Amortization of unrealized net gain or loss on securities transferred to HTM	—	494	—	—	—	494
Income tax (expense) benefit	(18,224)	(111)	71	(6,141)	—	(24,405)
Balance, March 31, 2023	$(521,674)	$(10,351)	$(98,198)	$(57,953)	$711	$(687,465)

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

The following table shows the line items in the consolidated statements of income affected by amounts reclassified from AOCI.

	Three Months Ended
Amount reclassified from AOCI (a)	March 31,		Affected line item on
($ in thousands)	2023	2022	the statement of income
Loss on sale of AFS securities	$—	$(1,707)	Noninterest income
Tax effect	—	385	Income taxes
Net of tax	—	(1,322)	Net income
Amortization of unrealized net loss on securities transferred to HTM	(494)	(261)	Interest income
Tax effect	111	59	Income taxes
Net of tax	(383)	(202)	Net income
Amortization of defined benefit pension and post-retirement items	(1,519)	(1,209)	Other noninterest expense (b)
Tax effect	340	273	Income taxes
Net of tax	(1,179)	(936)	Net income
Reclassification of unrealized gain/(Loss) on cash flow hedges	(10,629)	3,875	Interest income
Tax effect	2,393	(875)	Income taxes
Net of tax	(8,236)	3,000	Net income
Amortization of gain on terminated cash flow hedges	2,628	2,879	Interest income
Tax effect	(592)	(650)	Income taxes
Net of tax	2,036	2,229	Net income
Reclassification of unrealized loss on equity method investment	—	(468)	Noninterest income
Tax effect	—	—	Income taxes
Net of tax	—	(468)	Net income
Total reclassifications, net of tax	$(7,762)	$2,301	Net income

(a)
Amounts in parentheses indicate reduction in net income
(b)
These AOCI components are included in the computation of net periodic pension and post-retirement cost that is reported with other noninterest expense (see Note 10 – Retirement Plans for additional details)

7. Other Noninterest Income

Components of other noninterest income are as follows:

	Three Months Ended
	March 31,
($ in thousands)	2023	2022
Income from bank-owned life insurance	$3,286	$3,545
Credit related fees	2,765	2,669
Income from derivatives	583	2,349
Other miscellaneous	4,584	6,434
Total other noninterest income	$11,218	$14,997

8. Other Noninterest Expense

Components of other noninterest expense are as follows:

	Three Months Ended
	March 31,
($ in thousands)	2023	2022
Corporate value and franchise taxes and other non-income taxes	$5,253	$4,248
Advertising	3,256	3,166
Telecommunications and postage	3,071	2,925
Entertainment and contributions	2,631	2,961
Tax credit investment amortization	1,401	1,004
Printing and supplies	990	1,003
Travel expense	1,046	660
Net other retirement expense	(3,655)	(6,772)
Other miscellaneous	8,124	9,045
Total other noninterest expense	$22,117	$18,240

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

A summary of the information used in the computation of earnings per common share follows.

	Three Months Ended
	March 31,
($ in thousands, except per share data)	2023	2022
Numerator:
Net income to common shareholders	$126,467	$123,478
Net income allocated to participating securities - basic and diluted	1,358	1,918
Net income allocated to common shareholders - basic and diluted	$125,109	$121,560
Denominator:
Weighted-average common shares - basic	86,018	86,660
Dilutive potential common shares	264	276
Weighted-average common shares - diluted	86,282	86,936
Earnings per common share:
Basic	$1.45	$1.40
Diluted	$1.45	$1.40

Potential common shares consist of stock options, nonvested performance-based awards, nonvested restricted stock units, and restricted share awards deferred under the Company’s nonqualified deferred compensation plan. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be antidilutive, i.e., increase earnings per share or reduce a loss per share. Potential common shares totaling 34,157 for the three months ended March 31, 2023, and 231 for the three months ended March 31, 2022, did not enter the calculation of diluted earnings per share as the impact would have been anti-dilutive.

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

The following tables show the components of net periodic benefit cost included in expense for the periods indicated.

			Other Post-
($ in thousands)	Pension Benefits		Retirement Benefits
For the Three Months Ended March 31,	2023	2022	2023	2022
Service cost	$1,980	$2,800	$(31)	$25
Interest cost	5,788	3,417	216	77
Expected return on plan assets	(11,178)	(11,475)	—	—
Amortization of net (gain) or loss and prior service costs	1,770	1,348	(251)	(139)
Net periodic benefit cost	$(1,640)	$(3,910)	$(66)	$(37)

11. Share-Based Payment Arrangements

The Company maintains incentive compensation plans that provide for awards of share-based compensation to employees and directors. These plans have been approved by the Company’s shareholders. Detailed descriptions of these plans were included in Note 18 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

At March 31, 2023, the Company had 1,476 outstanding and exercisable stock options, with a weighted average exercise price of $53.73, weighted average remaining contractual term of less than one year and no aggregate intrinsic value. During the three months ended March 31, 2023, no stock options were exercised.

The Company’s restricted and performance-based share awards to certain employees and directors are subject to service requirements. A summary of the status of the Company’s nonvested restricted stock units and restricted and performance-based share awards at March 31, 2023 are presented in the following table.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2023	1,431,515	$40.95
Granted	582,348	50.08
Vested	(182,901)	47.42
Forfeited	(71,086)	39.65
Nonvested at March 31, 2023	1,759,876	$43.36

At March 31, 2023, there was $66.3 million of total unrecognized compensation expense related to nonvested restricted and performance share awards and units expected to vest in the future. This compensation is expected to be recognized in expense over a weighted average period of 3.4 years. The total fair value of shares that vested during the three months ended March 31, 2023 was $7.1 million.

During the three months ended March 31, 2023, the Company granted 463,604 restricted stock units (RSUs) to certain eligible employees. Unlike restricted share awards (RSAs), which still comprise the majority of the unvested share-based compensation awards, the holders of unvested restricted stock units have no rights as a shareholder of the Company, including voting or dividend rights. The Company has elected to award dividend equivalents on each restricted stock unit. Such dividend equivalents are forfeited should the employee terminate employment prior to the vesting of the RSU.

During the three months ended March 31, 2023, the Company granted 41,495 performance share awards subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $51.14 per share and 41,495 performance share awards subject to an operating earnings per share performance metric with a grant date fair value of $46.73 per share to key members of executive management. The number of performance shares subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 50 regional banks. The fair value of the performance shares subject to TSR at the grant date was determined using a Monte Carlo simulation method. The number of performance shares subject to operating earnings per share that ultimately vest will be based on the Company’s attainment of certain operating earnings per share goals over the two-year performance period. The maximum number of performance shares that could vest is 200% of the target award. Compensation expense for these performance shares is recognized on a straight line basis over the three-year service period.

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

The contract amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. The Company had a reserve for unfunded lending commitments of $32.0 million and $33.3 million at March 31, 2023 and December 31, 2022, respectively.

The following table presents a summary of the Company’s off-balance sheet financial instruments as of March 31, 2023 and December 31, 2022:

	March 31,	December 31,
($ in thousands)	2023	2022
Commitments to extend credit	$10,285,535	$10,202,464
Letters of credit	430,026	400,505

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present for each of the fair value hierarchy levels the Company’s financial assets and liabilities that are measured at fair value on a recurring basis in the consolidated balance sheets at March 31, 2023 and December 31, 2022:

	March 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$111,515	$—	$111,515
Municipal obligations	—	204,469	—	204,469
Corporate debt securities	—	20,124	—	20,124
Residential mortgage-backed securities	—	2,219,264	—	2,219,264
Commercial mortgage-backed securities	—	2,942,605	—	2,942,605
Collateralized mortgage obligations	—	67,643	—	67,643
Total available for sale securities	—	5,565,620	—	5,565,620
Mortgage loans held for sale	—	14,923	—	14,923
Derivative assets (1)	—	91,945	—	91,945
Total recurring fair value measurements - assets	$—	$5,672,488	$—	$5,672,488
Liabilities
Derivative liabilities (1)	$—	$214,798	$1,403	$216,201
Total recurring fair value measurements - liabilities	$—	$214,798	$1,403	$216,201

	December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$110,865	$—	$110,865
Municipal obligations	—	203,092	—	203,092
Corporate debt securities	—	21,080	—	21,080
Residential mortgage-backed securities	—	2,256,986	—	2,256,986
Commercial mortgage-backed securities	—	2,893,430	—	2,893,430
Collateralized mortgage obligations	—	70,588	—	70,588
Total available for sale securities	—	5,556,041	—	5,556,041
Mortgage loans held for sale		10,843	—	10,843
Derivative assets (1)	—	109,497	—	109,497
Total recurring fair value measurements - assets	$—	$5,676,381	$—	$5,676,381
Liabilities
Derivative liabilities (1)	$—	$202,238	$1,883	$204,121
Total recurring fair value measurements - liabilities	$—	$202,238	$1,883	$204,121

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

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements

The table below presents a rollforward of the amounts on the consolidated balance sheets for the three months ended March 31, 2023 and the year ended December 31, 2022 for financial instruments of a material nature that are classified within level 3 of the fair value hierarchy and are measured at fair value on a recurring basis:

($ in thousands)
Balance at December 31, 2021	$4,116
Cash settlement	(2,429)
Losses included in earnings	196
Balance at December 31, 2022	1,883
Conversion rate adjustment	(283)
Cash settlement	(430)
Losses included in earnings	233
Balance at March 31, 2023	$1,403

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

($ in thousands)
Fair Value
Level 3 Class	March 31, 2023	December 31, 2022
Derivative liability	$1,403	$1,883
Valuation technique	Discounted cash flow	Discounted cash flow
Unobservable inputs:
Visa Class A appreciation - range	6-12%	6-12%
Visa Class A appreciation - weighted average	9%	9%
Conversion rate - range	1.60x-1.59x	1.61x-1.60x
Conversion rate -weighted average	1.5950x	1.6030x
Time until resolution	3-9 months	3-12 months

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

	March 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent loans individually evaluated for credit loss	$—	$13,212	$—	$13,212
Other real estate owned and foreclosed assets, net	—	—	1,976	1,976
Total nonrecurring fair value measurements	$—	$13,212	$1,976	$15,188

	December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent loans individually evaluated for credit loss	$—	$4,692	$—	$4,692
Other real estate owned and foreclosed assets, net	—	—	2,017	2,017
Total nonrecurring fair value measurements	$—	$4,692	$2,017	$6,709

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

Short-Term FHLB Borrowings – At March 31, 2023, short-term FHLB borrowings was comprised of several fixed-rate instruments for which the fair value was estimated by discounting the future contractual cash flows using current market rates at which borrowings with similar terms and options could be obtained and, therefore, is reflected as level 2 in respective the table below. At December 31, 2022, short-term FHLB borrowings was comprised of one fixed-rate instrument entered into on December 30, 2022, and maturing on January 3, 2023; as such, the carrying amount of the instrument is a reasonable estimate of the fair value and is reflected as level 1 in the respective table below.

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

	March 31, 2023
				Total Fair	Carrying
($ in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$2,882,521	$—	$—	$2,882,521	$2,882,521
Available for sale securities	—	5,565,620	—	5,565,620	5,565,620
Held to maturity securities	—	2,623,760	—	2,623,760	2,825,064
Loans, net	—	13,212	22,970,797	22,984,009	23,095,138
Loans held for sale	—	23,436	—	23,436	23,436
Derivative financial instruments	—	91,945	—	91,945	91,945
Financial liabilities:
Deposits	$—	$—	$29,587,071	$29,587,071	$29,613,070
Federal funds purchased	350	—	—	350	350
Securities sold under agreements to repurchase	419,147	—	—	419,147	419,147
FHLB short-term borrowings	—	3,100,275	—	3,100,275	3,100,000
Long-term debt	—	206,659	—	206,659	242,115
Derivative financial instruments	—	214,798	1,403	216,201	216,201

	December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Carrying Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$888,519	$—	$—	$888,519	$888,519
Available for sale securities	—	5,556,041	—	5,556,041	5,556,041
Held to maturity securities	—	2,615,398	—	2,615,398	2,852,495
Loans, net	—	4,692	22,132,683	22,137,375	22,806,257
Loans held for sale	—	26,385	—	26,385	26,385
Derivative financial instruments	—	109,497	—	109,497	109,497
Financial liabilities:
Deposits	$—	$—	$29,041,635	$29,041,635	$29,070,349
Federal funds purchased	1,850	—	—	1,850	1,850
Securities sold under agreements to repurchase	444,421	—	—	444,421	444,421
FHLB short-term borrowings	1,425,000	—	—	1,425,000	1,425,000
Long-term debt	—	200,060	—	200,060	242,077
Derivative financial instruments	—	202,238	1,883	204,121	204,121

14. Recent Accounting Pronouncements

Accounting Standards Adopted During the Three Months Ended March 31, 2023

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

The amendments in this update were effective for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Upon adoption, any entity may designate multiple hedged layers of a single closed portfolio solely on a prospective basis. All entities are required to apply the amendments related to hedge basis adjustments under the portfolio layer method, except for those related to disclosures, on a modified retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings on the initial application date. Entities have the option to apply the amendments related to disclosures on a prospective basis from the initial application date or on a retrospective basis to each prior period presented after the date of adoption of the amendments in Update 2017-12. Within 30 days after the adoption, an entity may reclassify debt securities classified in the held-to-maturity category at the date of adoption to the available-for-sale category only if the entity applies portfolio layer method hedging to one or more closed portfolios that include those debt securities. The Company adopted this standard effective January 1, 2023, and elected to apply amendments to disclose on a prospective basis with no reclassification of debt securities from held to maturity to available for sale. The impact of adoption was not material to the Company's consolidated financial position or results of operations.

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

The amendments in this update were effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For the elimination of recognition and measurement guidance on troubled debt restructurings by creditors in Subtopic 310-40, an entity may elect to apply a modified retrospective transition by means of a cumulative-effect adjustment to the opening retained earnings as of the beginning of the fiscal year of adoption, or a prospective approach applied to modifications occurring after the date of adoption. The remainder of amendments should be applied prospectively. The Company adopted this standard effective January 1, 2023, on a prospective basis for all amendments. The adoption of this standard was not material to the Company's consolidated financial position or results of operations.

Accounting Standards Issued But Not Yet Adopted

In March 2023, FASB issued ASU 2023-02, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method,” to allow reporting entities to have the option to elect and expand the use of the proportional amortization method of accounting for qualifying tax credit equity investments structures that meet certain criteria. Existing guidance under Subtopic 323-70 provides the option to apply the proportional amortization method only to investments in low-income-housing tax credit structures; equity investments in other tax credit structures are typically accounted for under Topic 321, Investments – Equity Securities. Under the provisions of this update, the accounting policy election to apply the proportional amortization method can be made on a tax-credit-program-by-tax-credit-program basis for programs that meeting certain conditions and is not made at the reporting entity or individual investment level. Application of the proportional amortization method to any eligible tax credit investments will result in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization being presented as a component of income tax expense (benefit), as opposed to current guidance under Topic 321, where any investment income, gains and losses and tax credits are all presented gross in the statement of income.

For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period; if an entity adopts the amendments in an interim period, it shall adopt them as of the beginning of the fiscal year that includes that interim period. The amendments in this update must be applied on either a modified retrospective or a retrospective basis. The Company is currently assessing the provisions of this guidance, but does not expect adoption to have a material impact to its consolidated financial position or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The objective of this discussion and analysis is to provide material information relevant to the assessment of the financial condition and results of operations of Hancock Whitney Corporation and subsidiaries during the three months ended March 31, 2023 and selected comparable prior periods, including an evaluation of the amounts and certainty of cash flows from operations and outside sources. This discussion and analysis is intended to highlight and supplement financial and operating data and information presented elsewhere in this report, including the consolidated financial statements and related notes. The discussion contains forward-looking statements within the meaning and protections of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q and in other reports or documents that we file from time to time with the SEC include, but are not limited to, the following:

•
general economic and business conditions in our local markets, including conditions affecting employment levels, interest rates, inflation, supply chains, the threat of recession, volatile equity capital markets, collateral values, customer income, creditworthiness and confidence, spending and savings that may affect customer bankruptcies, defaults, charge-offs and deposit activity; and the impact of the foregoing on customer and client behavior (including the velocity and levels of deposit withdrawals and loan repayments);
•
recent adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments), the Company's ability to effectively manage its liquidity risk and any growth plans, and the availability of capital and funding;
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
•
deposit trends, including growth, pricing and betas;
•
credit quality trends;
•
changes in interest rates;
•
the impact of reference rate reform;
•
net interest margin trends, including the impact of changes in interest rates;
•
changes in the cost and availability of funding due to changes in the deposit and credit markets;
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
•
risks related to environmental, social and governance ("ESG") legislation, rulemaking, activism and litigation, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations; and
•
changes in laws and regulations affecting our businesses, including governmental monetary and fiscal policies, legislation and regulations relating to bank products and services, increased regulatory scrutiny resulting from recent bank failures, the possibility that the U.S. could default on its debt obligations, as well as changes in the enforcement and interpretation of such laws and regulations by applicable governmental and self-regulatory agencies, which could require us to change certain business practices, increase compliance risk, reduce our revenue, impose additional costs on us, or otherwise negatively affect our businesses.

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

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward looking statements. Additional factors that could cause actual results to differ materially can be found in Part II, Item 1A. "Risk Factors" herein, in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, or in other periodic reports that we file with the SEC.

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

Current Economic Environment

The persistent high level of inflation remained the center of economic focus in the first quarter of 2023. The Federal Reserve continued its aggressive approach to tempering inflation, issuing additional 25-basis point interest rate increases in February and March. Thus far, there have been mixed indications as to whether the Federal Reserve will be successful in its efforts to combat inflation and slow economic growth. The U.S Treasury yield curve remained inverted throughout the first quarter, historically an indication of an impending recession. Signs of inflation cooling began to show in late 2022 and continued in the first quarter of 2023, but the rate remained elevated at 5% on an annual basis in March, far above the Federal Reserve's target of 2%. Positive economic indicators in the first quarter of 2023 include gains in the U.S. stock market and modest gross domestic product (GDP) growth of 1.1% on an annual basis. The U.S. remains at the full-employment level of 3.5% and, while the strong labor market may help temper recessionary concerns, consistent high wage growth indicates that additional rate increases may be forthcoming before reaching the terminal rate.

In March 2023, the financial services industry was significantly impacted by fallout from what were the second and third largest bank failures in U.S. history in the span of three days. Those failures were eclipsed in May by a third bank failure which now stands as the second largest in U.S. history. The factors that played a role in the ultimate failure of these institutions, including the impact of the rapid rise in interest rates, are affecting many financial institutions. However, the circumstances leading to the run on deposits and insufficient liquidity to meet the demand appear to be somewhat unique to those institutions. Fear and speculation that these events are indicative of a broader-reaching problem within the industry created a ripple effect and continue to impact the financial services sector generally. A number of other institutions experienced smaller-scale deposit runoff in the days that followed the March failures, and stock prices fell rapidly for most of the financial services industry, which remain depressed for many regional banks. Regulators responded by fully protecting all depositors of the failed institutions through a systemic risk exception in order to strengthen public confidence in the banking system. Further, the Federal Reserve established a Bank Term Funding Program, available to eligible depository institutions, to provide an additional source of liquidity secured by U.S. Treasury and Agency and mortgage-backed securities, and other eligible assets at par. While markets have somewhat stabilized, a great deal of uncertainty and concern around financial institution liquidity remains. A sustained lack of depositor confidence and stability could result in continued stress in the industry and lead to a broad tightening of lending standards across financial institutions.

We believe our core client deposit base is stable and well diversified. We have not experienced rapid deposit runoff or lack of depositor confidence; to the contrary, core client deposits, defined as total deposits excluding public funds and brokered deposits, increased during the first quarter of 2023. We have experienced limited declines in April 2023, attributed in part to tax-related seasonal outflows. We believe we have sufficient liquidity to meet depositor demands. As a cautionary measure, we added $568 million in brokered certificates of deposit and drew an incremental $1.2 billion in FHLB borrowings during the first quarter to hold excess on-balance sheet liquidity should further upheaval in the industry occur. We held the excess liquidity through early May 2023. Further, we experienced a sizable shift in deposit portfolio mix from noninterest-bearing accounts to higher cost interest-bearing products, which contributed to compression in the net interest margin in the first quarter.

Outside of these events, loan growth during the quarter was in line with expectations, and higher yields on new and repricing assets contributed favorably to the net interest margin, although offset by an increase in funding costs. Asset quality metrics remain stable and capital levels remain solid. We are continuously monitoring industry developments, deposit metrics, including the level of uninsured deposits, liquidity position and capital levels to ensure the ability to weather the current state of macroeconomic and industry-specific conditions.

Economic Outlook

We utilize economic forecasts produced by Moody’s Analytics (Moody’s) that provide various scenarios to assist in the development of our economic outlook. This outlook discussion utilizes the March 2023 Moody’s forecast, the most current available at March 31, 2023. The forecasts are anchored on a baseline forecast scenario, which Moody’s defines as the “most likely outcome” of where the economy is headed based on current conditions. Several upside and downside scenarios are produced that are derived from the baseline scenario that display varying depictions of economic performance as compared to the baseline.

While the credit loss outlook on our portfolio has not changed significantly, changes in the Moody’s scenarios have led to a shift in our weighting. At December 31, 2022, management applied a weighting of 75% to the mild recessionary S-2 scenario and 25% to the baseline scenario. Assumptions underlying the March 2023 baseline scenario shifted somewhat pessimistically from those included in the December 2022 scenario. Conversely, the assumptions underlying the downside S-2 scenario shifted somewhat optimistically. To align the assumptions underlying the March 2023 macroeconomic forecasts to our economic outlook, management applied weighting of 40% to the baseline, 50% to the mild recessionary S-2 scenario and 10% to the moderate recessionary S-3 scenario in the computation of the allowance for credit losses at March 31, 2023.

The baseline scenario continues to incorporate the belief that the Federal Reserve will accomplish its goal of slowing inflation without precipitating a recession. Key assumptions within the March 2023 baseline forecast include the following: (1) recent bank failures, while disruptive, are not symptomatic of a broader problem in the financial system; (2) the Federal Reserve will issue additional rate increases before reaching a terminal rate of 5% to 5.25% by mid-2023, with rate cuts forecasted to begin in early 2024; (3) the unemployment rate will increase from its current state of full-employment at 3.5% to 3.9% in 2024, and 4.0% in 2025; (4) GDP will display modest annual growth of 1.9% in 2023 and 2024, and 2.7% in 2025; and (5) the 10-year U.S. Treasury yield will slowly trend higher until near the year's end.

The S-2 scenario predicts a recession beginning in the second quarter of 2023 that lasts for three quarters, with the stock market contracting 21%. Contributing to that prediction is the assumption that conflict between Russia and Ukraine spans longer than anticipated in the baseline scenario and results in longer and larger interruption of global commodity supply; in turn, supply chain issues worsen, increasing shortages of affected goods and prolonging elevated inflation. Compounding these factors is the assumption that recent bank failures reduce consumer confidence and cause banks to tighten lending standards. Because of the fragility of the economy, the Federal Reserve will keep interest rates elevated in efforts to tame inflation, but not to the extent assumed in the baseline scenario. The S-2 scenario assumes that the unemployment rate averages 4.8% in 2023, 5.8% in 2024 (peaking at 6.4%), and 4.2% in 2025, with the return to full employment in the second quarter of 2025. Further, the S-2 scenario assumes GDP growth of only 0.9% in 2023 and 0.3% in 2024 before returning to a more moderate level of 3.2% in 2025.

The S-3 scenario predicts a slightly deeper recession beginning in the second quarter of 2023 that lasts for three quarters, with the stock market contracting 35%. Key risks included in the S-3 are similar to those in the S-2 scenario surrounding prolonged inflation and dampened depositor confidence prompting banks to tighten lending standards. The S-3 scenario assumes that the unemployment rate averages 5.6% in 2023, 7.6% in 2024 (peaking at 7.9%) and 6.3% in 2025, and does not return to full employment until early 2028. Further, the S-3 scenario assumes GDP growth of 0.3% in 2023 and contraction of 0.3% in 2024 before returning to modest growth of 2.6% in 2025.

As noted earlier, the credit loss outlook for our portfolio as a whole has not changed materially since year-end. Our asset quality metrics have remained relatively stable over the preceding several quarters, with relatively modest variation in nonaccrual loans and commercial criticized loans and minimal net credit losses. We continue to closely monitor our portfolio for customers that are sensitive to prolonged inflation and the rising interest rate environment. We expect full year 2023 loan growth in the low-to-mid single digit range, reflecting the potential for economic slowdown and a focus on lending to resilient borrowers in light of current economic pressures.

There are a number of uncertainties in the current economic outlook. The effects of inflation and the Federal Reserve's actions to counter those effects in the form of further interest rate increases and quantitative tightening have and are likely to continue to reduce economic growth in the near term. Recent disruption in the financial services industry has negatively affected equity markets, and a prolonged disruption could result in tightening of credit standards and pose risk of further volatility in equity markets. The full extent of the impact of these factors is uncertain and may have a negative impact on the U.S. economy, including the possibility of an economic recession in the near or mid-term.

Highlights of the First Quarter 2023

We reported net income for the first quarter of 2023 of $126.5 million, or $1.45 per diluted common share, compared to $143.8 million, or $1.65 per diluted common share, in the fourth quarter of 2022 and $123.5 million, or $1.40 per diluted common share, in the first quarter of 2022.

First quarter 2023 results compared to fourth quarter 2022:

•
Net income of $126.5 million, or $1.45 per diluted share, down $17.3 million, or $0.20 per diluted share
•
Pre-provision net revenue (PPNR), a non-GAAP measure, totaled $167.0 million, down $18.0 million, or 10%
•
Loans of $23.4 billion increased $290.5 million, or 1.3%
•
Criticized commercial loans and nonaccrual loans relatively stable linked quarter; net charge-offs remain modest
•
Deposits of $29.6 billion up $542.7 million, or 2%, and includes increases of $233.7 million in core client deposits and $567.6 million in brokered deposits, partially offset by a seasonal decline of $258.5 million in public fund deposits
•
Net interest margin decreased 13 basis points (bps) to 3.55%
•
Common equity tier 1 ratio of 11.60% was up 19 bps, and tangible common equity ratio of 7.16% was up 7 bps
•
Efficiency ratio of 53.76% remains below 55% target

The first quarter of 2023 represents a solid start to the year, despite disruption from recent events within the financial services industry. We maintained what we believe is a seasoned and diversified deposit base. Loan growth and additional interest rate increases contributed favorably to earning asset yield. However, increased deposit interest rates and incremental liquidity have compressed our net interest margin and efficiency ratio, though the ratio remains below our target of 55%. Asset quality metrics remained stable and capital levels remain solid. We believe we are well positioned to weather changes in economic conditions and industry trends.

Consolidated Financial Results

The following table contains the consolidated financial results for the periods indicated.

(in thousands, except per share data)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Income Statement Data:
Interest income	$372,603	$345,676	$299,737	$254,864	$236,786
Interest income (te) (a)	375,187	348,291	302,340	257,449	239,331
Interest expense	87,609	50,175	19,430	9,132	8,323
Net interest income (te)	287,578	298,116	282,910	248,317	231,008
Provision for credit losses	6,020	2,487	1,402	(9,761)	(22,527)
Noninterest income	80,330	77,064	85,337	85,653	83,432
Noninterest expense	200,884	190,154	193,502	187,097	179,939
Income before income taxes	158,420	179,924	170,740	154,049	154,483
Income tax expense	31,953	36,137	35,351	32,614	31,005
Net income	$126,467	$143,787	$135,389	$121,435	$123,478

Balance Sheet Data:
Period end balance sheet data
Loans	$23,404,523	$23,114,046	$22,585,585	$21,846,068	$21,323,341
Earning assets	34,106,792	31,873,027	31,213,449	31,292,910	32,997,323
Total assets	37,547,083	35,183,825	34,567,242	34,637,525	36,317,291
Noninterest-bearing deposits	12,860,027	13,645,113	14,290,817	14,676,342	14,976,670
Total deposits	29,613,070	29,070,349	28,951,274	29,866,432	30,499,709
Stockholders' equity	3,531,232	3,342,628	3,180,439	3,349,723	3,450,951
Average balance sheet data
Loans	$23,086,529	$22,723,248	$22,138,709	$21,657,528	$21,122,038
Earning assets	32,753,781	32,244,681	31,783,801	32,780,813	33,201,926
Total assets	35,159,050	34,498,915	34,377,773	35,380,247	36,003,803
Noninterest-bearing deposits	12,963,133	13,854,625	14,323,646	14,655,800	14,363,324
Total deposits	28,792,851	28,816,338	29,180,626	29,979,940	30,029,793
Stockholders' equity	3,412,813	3,228,667	3,405,463	3,383,789	3,607,061
Common Shares Data:
Earnings per share - basic	$1.45	$1.65	$1.56	$1.39	$1.40
Earnings per share - diluted	1.45	1.65	1.55	1.38	1.40
Cash dividends per common share	0.30	0.27	0.27	0.27	0.27
Book value per share (period end)	41.03	38.89	37.12	39.08	39.91
Tangible book value per share (period end)	30.47	28.29	26.44	28.37	29.25
Weighted average number of shares - diluted	86,282	86,249	86,020	86,354	86,936
Period end number of shares	86,066	85,941	85,686	85,714	86,460

($ in thousands)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Performance and other data:
Return on average assets	1.46%	1.65%	1.56%	1.38%	1.39%
Return on average common equity	15.03%	17.67%	15.77%	14.39%	13.88%
Return on average tangible common equity	20.49%	24.64%	21.58%	19.77%	18.66%
Tangible common equity (b)	7.16%	7.09%	6.73%	7.21%	7.15%
Tangible common equity Tier 1 (CET1) ratio	11.60%	11.41%	11.10%	11.08%	11.12%
Net interest margin (te)	3.55%	3.68%	3.54%	3.04%	2.81%
Noninterest income as a percentage of total revenue (te)	21.83%	20.54%	23.17%	25.65%	26.53%
Efficiency ratio (c )	53.76%	49.81%	51.62%	54.95%	56.03%
Allowance for loan losses as a percentage of total loans	1.32%	1.33%	1.36%	1.41%	1.49%
Allowance for credit losses as a percentage of total loans	1.46%	1.48%	1.50%	1.55%	1.63%
Annualized net charge-offs to average loans	0.10%	0.02%	0.02%	-0.01%	0.01%
Nonaccrual loans as a percentage of loans	0.23%	0.17%	0.18%	0.17%	0.20%
FTE headcount	3,679	3,627	3,607	3,594	3,543

Reconciliation of operating revenue and operating pre-provision net revenue (non-GAAP measure) (te) (d)
Net interest income	$284,994	$295,501	$280,307	$245,732	$228,463
Noninterest income	80,330	77,064	85,337	85,653	83,432
Total revenue	365,324	372,565	365,644	331,385	311,895
Taxable equivalent adjustment	2,584	2,615	2,603	2,585	2,545
Nonoperating revenue	—	—	—	—	—
Total revenue (te)	$367,908	$375,180	$368,247	$333,970	$314,440
Noninterest expense	(200,884)	(190,154)	(193,502)	(187,097)	(179,939)
Nonoperating expense	—	—	—	—	—
Operating pre-provision net revenue (te)	$167,024	$185,026	$174,745	$146,873	$134,501

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) for the first quarter of 2023 was $287.6 million, down $10.5 million, or 4%, compared to the fourth quarter of 2022 and up $56.6 million, or 24%, from the first quarter of 2022.

The decrease in net interest income (te) compared to the fourth quarter of 2022 is largely attributable to two fewer accrual days and an increase in interest expense on deposits, resulting from both an increase in average balances and a shift in the mix to higher cost products, as well as increased short-term borrowings, both of which outpaced earning asset growth.

The net interest margin for the first quarter of 2023 was 3.55%, down 13 bps from 3.68% in the fourth quarter of 2022. The decline in the net interest margin from the prior quarter was also largely driven by a change in the funding mix, with increases of $868 million in average interest-bearing deposits and $523 million in average short-term borrowings, mainly in FHLB advances. The increase in average interest-bearing deposits is primarily attributable to the $841 million increase in average time deposits, largely the result of growth driven by promotional rate offerings and, to a lesser degree, the addition of brokered deposits that were added late in the quarter. The change in funding mix resulted in a 46 bp increase in the cost of funds, which was partially offset by a 34 bp increase in the average earning asset yield. The yield on average earning assets was favorably impacted by increases of $363 million in average loans and $211 million in average short-term investments in a rising interest rate environment, partially offset by a decline in average securities of $63 million.

The $56.6 million increase in net interest income (te) compared to the first quarter of 2022 is primarily attributable to a $135.9 million increase in interest income (te), partially offset by a $79.3 million increase in interest expense. The increase in interest income is largely due to the rising interest rate environment, a favorable change in the earning asset mix, and a $5.7 million decrease in premium amortization on the securities portfolio. The favorable change in the average earning asset mix reflects a $2.0 billion increase in loans, $0.4 billion growth in the securities portfolio and a $2.8 billion decrease in short-term investments. The increase in interest income was partially offset by a decline of $5.3 million in PPP loan fee accretion, a $1.5 million decrease in nonaccrual interest recoveries and a $0.7 million decrease in purchase accounting discount accretion. The increase in interest expense was driven by both an 86 bp increase in the cost of total deposits, as interest rate offerings were increased to remain competitive, and a 305 bp increase in the cost of borrowings, primarily attributable to FHLB advances, as low fixed-rate instruments were called and replaced with new instruments at prevailing interest rates.

The net interest margin was up 74 bps compared to the first quarter of 2022 as a result of the rising interest rate environment and a more favorable earning asset mix. Compared to the first quarter of 2022, the yield on earning assets was up 172 bps to 4.63%, while the cost of funds increased 98 bps to 1.08%.

We experienced significant margin widening in 2022 with the rising interest rate environment and our betas, defined as the amount by which deposit or loan costs change in response to movement in short-term interest rate, moved more quickly for loans than deposits. However, in the first quarter of 2023, there was a dramatic shift in deposit betas as pricing became more competitive and customers shifted to the higher cost products. We expect continued net interest margin compression in the second quarter of 2023 as deposit betas are anticipated to continue to increase. The net interest margin could stabilize in the second half of 2023 should deposit betas normalize.

The net interest margin for the month of March 2023 was 3.47%, and declined to 3.24% in April 2023. The margin for the month of April 2023 includes the impact of excess liquidity carried as a cautionary measure, which was largely eliminated in early May 2023. Excluding the impact of the excess liquidity, the net interest margin would have been 3.41% for the month of April.

We expect the net interest margin to improve in May 2023 following the repayment of incremental FHLB borrowings. We expect that net interest margin for the second quarter of 2023 will be down a similar amount as we experienced in the first quarter of 2023 compared to the fourth quarter of 2022.

The following tables detail the components of our net interest income (te) and net interest margin.

	Three Months Ended
	March 31, 2023			December 31, 2022			March 31, 2022
($ in millions)	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$18,322.2	$259.1	5.73%	$18,178.5	$240.6	5.52%	$17,119.3	$150.3	3.56%
Residential mortgage loans	3,214.4	28.1	3.49%	2,968.9	25.6	3.45%	2,441.3	21.0	3.44%
Consumer loans	1,549.9	29.2	7.63%	1,575.9	27.2	6.86%	1,561.4	18.4	4.77%
Loan fees & late charges	—	(0.4)	0.00%	—	(0.2)	0.00%	—	4.4	0.00%
Total loans (te) (b)	23,086.5	316.0	5.54%	22,723.3	293.2	5.12%	21,122.0	194.1	3.72%
Loans held for sale	22.9	0.3	5.21%	24.8	0.3	4.53%	64.3	0.7	4.36%
US Treasury and government agency securities	541.3	3.4	2.49%	500.3	2.9	2.32%	397.8	1.6	1.64%
Mortgage-backed securities and collateralized mortgage obligations	7,668.0	43.3	2.26%	7,769.1	42.8	2.20%	7,352.5	34.5	1.88%
Municipals (te)	904.3	6.7	2.98%	907.5	6.8	2.97%	916.5	6.7	2.93%
Other securities	23.5	0.2	3.50%	23.6	0.2	3.50%	21.0	0.2	3.31%
Total securities (te) (c)	9,137.1	53.6	2.35%	9,200.5	52.7	2.29%	8,687.8	43.0	1.98%
Total short-term investments	507.3	5.3	4.27%	296.1	2.1	2.88%	3,327.8	1.5	0.19%
Total earning assets (te)	$32,753.8	$375.2	4.63%	$32,244.7	$348.3	4.29%	$33,201.9	$239.3	2.91%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$10,650.4	$27.3	1.04%	$10,810.7	$14.6	0.53%	$11,423.4	$1.1	0.04%
Time deposits	2,018.6	13.4	2.70%	1,178.0	3.2	1.09%	1,088.5	0.6	0.24%
Public funds	3,160.7	23.7	3.04%	2,973.0	18.2	2.43%	3,154.6	2.1	0.26%
Total interest-bearing deposits	15,829.7	64.4	1.65%	14,961.7	36.0	0.96%	15,666.5	3.8	0.10%
Repurchase agreements	445.8	0.8	0.69%	520.8	0.8	0.60%	587.5	0.1	0.06%
Other short-term borrowings	1,652.8	19.3	4.74%	1,055.0	10.3	3.86%	1,102.4	1.3	0.49%
Long-term debt	242.1	3.1	5.11%	236.7	3.1	5.21%	241.8	3.1	5.17%
Total borrowings	2,340.7	23.2	4.00%	1,812.5	14.2	3.10%	1,931.7	4.5	0.95%
Total interest-bearing liabilities	18,170.4	87.6	1.95%	16,774.2	50.2	1.19%	17,598.2	8.3	0.19%
Net interest-free funding sources	14,583.4			15,470.5			15,603.7
Total cost of funds	$32,753.8	$87.6	1.08%	$32,244.7	$50.2	0.62%	$33,201.9	$8.3	0.10%
Net interest spread (te)		$287.6	2.67%		$298.1	3.11%		$231.0	2.72%
Net interest margin	$32,753.8	$287.6	3.55%	$32,244.7	$298.1	3.68%	$33,201.9	$231.0	2.81%

(a)
Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)
Includes nonaccrual loans.
(c)
Average securities do not include unrealized holding gains/losses on available for sale securities.
(d)
Included in interest income is net purchase accounting accretion of $0.8 million, $0.8 million, and $1.5 million for the three months ended March 31, 2023, December 31, 2022, and March 31, 2022, respectively.

Provision for Credit Losses

During the first quarter of 2023, we recorded a provision for credit losses of $6.0 million, compared to a provision for credit losses of $2.5 million in the fourth quarter of 2022 and a negative provision for credit losses of $22.5 million in the first quarter of 2022. The first quarter of 2023 provision included net charge-offs of $5.7 million and a reserve build of $0.3 million, compared to net charge-offs of $1.0 million and a reserve build of $1.5 million in the fourth quarter of 2022, and net charge-offs of $0.3 million and a reserve release of $22.8 million in the first quarter of 2022. The modest provision for loan loss in both the first quarter of 2023 and the fourth quarter of 2022 is reflective of our relatively stable credit metrics and economic outlook. The reserve release in the first quarter of 2022 was the result of improved overall credit performance and economic indicators, allowing for the release of reserves built in response to the pandemic.

Net charge-offs in the first quarter of 2023 were $5.7 million, or 0.10% of average total loans on an annualized basis, compared to net charge-offs of $1.0 million, or 0.02%, in the fourth quarter of 2022, and net charge-offs of $0.3 million, or 0.01%, in the first quarter of 2022. The first quarter of 2023 included net charge-offs of $3.4 million in the commercial portfolio, comprised of various smaller losses and lower recoveries compared to recent quarters, and $2.5 million in the consumer portfolio, partially offset by net recoveries of $0.2 million in the residential mortgage portfolio. The fourth quarter of 2022 included net recoveries of $1.2 million in the commercial portfolio and $0.3 million in the residential mortgage portfolio, partially offset by net charge-offs of $2.4 million in the consumer portfolio. The first quarter of 2022 included net recoveries of $0.8 million in the commercial portfolio and less than $0.1 million in the residential mortgage portfolio, partially offset by net charge-offs of $1.2 million in the consumer portfolio.

We currently expect to see low to modest charge-offs and provision for credit losses for the remainder of 2023. However, loan growth, portfolio mix, asset quality metrics and future assumptions in economic forecasts will drive the level of credit loss reserves.

The discussion labeled "Allowance for Credit Losses and Asset Quality" that appears later in this Item provides additional information on these changes and on general credit quality.

Noninterest Income

Noninterest income totaled $80.3 million for the first quarter of 2023, up $3.3 million, or 4%, from the fourth quarter of 2022, and down $3.1 million, or 4%, from the first quarter of 2022. The increase in noninterest income from the fourth quarter of 2022 was largely attributable to increases in investment and annuity fees and insurance commissions and income from derivatives, partially offset by a decrease in service charges on deposit accounts. The decrease in noninterest income from the first quarter of 2022 is largely attributable to declines in secondary mortgage market operations income, service charges on deposit accounts and other income, including derivatives and specialty fees, partially offset by increases in trust fees and investment and annuity fees and insurance commissions.

The components of noninterest income are presented in the following table for the indicated periods.

	Three Months Ended
	March 31,	December 31,	March 31,
($ in thousands)	2023	2022	2022
Service charges on deposit accounts	$20,622	$22,222	$21,674
Trust fees	16,734	16,496	15,279
Bank card and ATM fees	20,721	20,913	20,396
Investment and annuity fees and insurance commissions	8,867	6,832	7,427
Secondary mortgage market operations	2,168	1,504	3,746
Income from bank-owned life insurance	3,286	3,279	3,545
Credit related fees	2,765	2,643	2,669
Income from customer and other derivatives	583	(554)	2,349
Securities transactions, net	—	—	(87)
Other miscellaneous	4,584	3,729	6,434
Total noninterest income	$80,330	$77,064	$83,432

Service charges on deposit accounts are composed of overdraft and nonsufficient funds fees, business and corporate account analysis fees, overdraft protection fees and other customer transaction-related charges. Service charges on deposits totaled $20.6 million for the first quarter of 2023, down $1.6 million, or 7%, from the fourth quarter of 2022, and down $1.1 million, or 5%, from the first quarter of 2022. The decrease from the previous quarter is largely attributable to a $2.1 million decrease in consumer overdraft and non-sufficient funds fees, largely due to the full quarter's impact of the elimination of certain consumer fees that started December 1, 2022, partially offset by a $0.5 million increase in business analysis fees with higher activity and strong sales and balance changes. The decrease from the first quarter of 2022 includes a $1.7 million decrease in consumer overdraft and non-sufficient funds fees, also reflecting the elimination of certain consumer fees, which was partially offset by $0.5 million of higher business overdraft fees and $0.3 million of check printing and other consumer service charges.

Trust fee income represents revenue generated from a full range of trust services, including asset management and custody services provided to individuals, businesses and institutions. Trust fees totaled $16.7 million, an increase of $0.2 million, or 1%, from the prior quarter and $1.5 million, or 10%, when compared to the same quarter a year ago. The increase from the same quarter last year is largely interest rate driven, as the rising interest rate environment allowed for the resumption of certain fee assessments that are generally waived in a lower interest rate environment.

Bank card and ATM fees include interchange and other income from credit and debit card transactions, fees earned from processing card transactions for merchants, and fees earned from ATM transactions. Bank card and ATM fees totaled $20.7 million for the first quarter of 2023, down $0.2 million, or 1%, from the fourth quarter of 2022 and up $0.3 million, or 2%, from the same quarter last year. The decrease from the prior quarter reflects seasonal declines in debit and consumer credit card activity and merchant fees that were largely offset by increases in purchasing card and business card revenue. The increase from the first quarter of 2022 was largely attributable to an increase in commercial credit card fees, which was partially offset by a decline in merchant fees.

Investment and annuity fees and insurance commissions, which includes both fees earned from sales of annuity and insurance products, as well as managed account fees, totaled $8.9 million, an increase of $2.0 million, or 30%, compared to the fourth quarter of 2022 and $1.4 million, or 19%, compared to the same quarter a year ago. The increase compared to the prior quarter includes $0.9 million of higher annuity sales and fees, $0.5 million of higher managed account fees and investment commissions and fees, and $0.5 million of fees associated with three corporate underwriting deals completed during the current period. The increase compared to the same quarter in the prior year includes higher annuity sales and fees of $1.2 million and $0.5 million of corporate underwriting fees, partially offset by $0.3 million of lower investment fees and commissions.

Income from secondary mortgage market operations is comprised of income produced from the origination and sales of residential mortgage loans in the secondary market. We offer a full range of mortgage products to our customers and typically sell longer-term fixed-rate loans while retaining the majority of adjustable-rate loans, as well as loans generated through programs to support customer relationships. Income from secondary mortgage market operations was $2.2 million in the first quarter of 2023, up $0.7 million, or 44%, from the fourth quarter of 2022 and down $1.6 million, or 42%, from the first quarter of 2022. Secondary mortgage market operations income will vary based on application volume and pull through rates. The increase from the fourth quarter of 2022 is primarily attributable to an increase in application volume, as rates have stabilized somewhat, and in the percentage of loans sold in the secondary market. The decline from the first quarter of 2022 is largely attributable to both a decline in application volume, driven by the sharp rise in interest rates that followed a two-year period of very favorable interest rates, and a lower percentage of originated loans sold in the secondary market, as we are retaining a higher volume of mortgage loans in our held for investment portfolio. The level of mortgage applications during the first quarter of 2023 were up 69% compared to the prior quarter and down approximately 35% when compared to the first quarter of 2022. The percentage of mortgage loans sold in the secondary market to total originations (as opposed to those held in our portfolio), was 24% in the first quarter of 2023, compared to 15% in the fourth quarter of 2022 and 27% in the first quarter of 2022.

Income from bank-owned life insurance (BOLI) is typically generated through insurance benefit proceeds as well as the growth of the cash surrender value of insurance contracts held. Income from BOLI was $3.3 million for the first quarter of 2023, virtually flat when compared to the prior quarter and down $0.3 million, or 7%, from the first quarter of 2022. The decrease from the first quarter of 2022 reflects small variances in both cash surrender value and mortality gains.

Credit-related fees include fees assessed on letters of credit and unused portions of loan commitments. Credit-related fees were $2.8 million for the first quarter of 2023, up $0.1 million, or 5%, from the fourth quarter of 2022 and up $0.1 million, or 4%, from the first quarter of 2022.

Income from customer and other derivatives is largely derived from our customer interest rate derivative program and totaled $0.6 million for the first quarter of 2023, compared to a loss of $0.6 million in the fourth quarter of 2022 and income of $2.3 million in the first quarter of 2022. The variances from both comparative periods are primarily attributable to changes in valuation adjustments. Derivative income can be volatile and is dependent upon the composition of the portfolio, volume and mix of sales and termination activity, and market value adjustments due to market interest rate movement.

Other miscellaneous income is comprised of various items, including income from small business investment companies (SBIC), FHLB stock dividends and syndication fees. Other miscellaneous income totaled $4.6 million, up $0.9 million, or 23%, compared to the fourth quarter of 2022 and down $1.9 million, or 29%, from to the first quarter of 2022. The increase compared to the fourth quarter of 2022 was largely driven by an increase of $0.8 million resulting from a loss on sale of assets included in the prior quarter and a $0.4 million increase in dividends on FHLB stock, attributable to the stock purchased in connection with the incremental borrowings we made during the period. The decrease compared to the same quarter last year is primarily attributable to decreases of $0.9 million in SBIC income and $1.1 million from gains on sales of assets, partially offset by a $0.5 million increase in dividends on FHLB stock.

We expect noninterest income in 2023 to increase 3% to 4% from 2022, inclusive of the estimated $10 million to $11 million decrease in certain consumer nonsufficient funds and overdraft fees.

Noninterest Expense

Noninterest expense for the first quarter of 2023 was $200.9 million, up $10.7 million, or 6%, from the fourth quarter of 2022, and up $20.9 million, or 12%, from the first quarter of 2022. The increase in noninterest expense from the fourth quarter of 2022 was largely driven by increases in other retirement expense, deposit and regulatory fees, data processing expense, and bank share tax, and is also reflective of miscellaneous gains recorded in the fourth quarter. These increases were partially offset by a decrease in personnel expense. The increase when compared to the first quarter of 2022 is largely attributable to increases in personnel expense, data processing expense, other retirement expense, deposit and regulatory fees, franchise taxes and ORE expense. Approximately 54% and 25%, respectively, of the increase in noninterest expense from the quarters ended December 31, 2022 and March 31, 2022, is attributable to the increases in other retirement expense and deposit and regulatory fees. A more detailed discussion of these and other noninterest expense variances follows.

The components of noninterest expense for the periods indicated are presented in the following tables.

	Three Months Ended
	March 31,	December 31,	March 31,
($ in thousands)	2023	2022	2022
Compensation expense	$92,403	$99,349	$85,993
Employee benefits	22,920	19,798	21,403
Personnel expense	115,323	119,147	107,396
Net occupancy expense	12,206	12,451	11,680
Equipment expense	4,736	4,476	4,867
Data processing expense	28,182	26,766	24,239
Professional services expense	9,131	10,170	7,793
Amortization of intangible assets	3,114	3,271	3,748
Deposit insurance and regulatory fees	5,920	4,050	3,740
Other real estate and foreclosed asset expense	155	(773)	(1,764)
Corporate value, franchise and other non-income taxes	5,253	3,928	4,248
Advertising	3,256	3,572	3,166
Telecommunications and postage	3,071	2,947	2,925
Entertainment and contributions	2,631	2,704	2,961
Tax credit investment amortization	1,401	1,756	1,004
Printing and supplies	990	903	1,003
Travel expense	1,046	1,314	660
Net other retirement expense	(3,655)	(7,570)	(6,772)
Other miscellaneous	8,124	1,042	9,045
Total noninterest expense	$200,884	$190,154	$179,939

Personnel expense consists of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and insurance for medical, life and disability. Personnel expense totaled $115.3 million for the first quarter of 2023, down $3.8 million, or 3%, compared to the prior quarter and up $7.9 million, or 7%, compared to the same quarter last year. The decrease from the prior quarter was largely attributable to a $6.6 million decrease in incentive-based compensation that was partly offset by a $3.1 million increase in benefit costs, including retirement and insurance benefits. The increase from the same quarter last year is attributable to higher salaries resulting from annual merit increases, an increase in headcount and increases of $1.5 million in benefit costs.

Occupancy and equipment expenses are primarily composed of lease expenses, depreciation, maintenance and repairs, rent, taxes, and other equipment expenses. Occupancy and equipment expenses totaled $16.9 million for the first quarter of 2023, virtually flat compared to the prior quarter, and up $0.4 million, or 2%, from the same quarter last year.

Data processing expense includes expenses related to third party technology processing and servicing costs, technology project costs and fees associated with bank card and ATM transactions. Data processing expense was $28.2 million for the first quarter of 2023, up $1.4 million, or 5%, compared to the fourth quarter of 2022, and up $3.9 million, or 16%, compared to the first quarter of 2022. The increases from both the fourth quarter of 2022 and the first quarter of 2022 are primarily attributable to costs associated with the implementation of technology enhancement projects.

Professional services expense for the first quarter of 2023 totaled $9.1 million, down $1.0 million, or 10%, compared to the fourth quarter of 2022, and up $1.3 million, or 17%, from the first quarter of 2022. The variance compared to the prior quarter includes declines in legal, audit and consulting fees, where the variance to the same quarter last year is the result of higher consulting costs. Professional service expense may vary from period to period, generally related to consulting and legal needs.

Deposit insurance and regulatory fees totaled $5.9 million, up $1.9 million, or 46%, from the fourth quarter of 2022, and up $2.2 million, or 58%, from the first quarter of 2022. The increases from both comparative periods are primarily attributable to the two-basis point increase in the FDIC assessment effective for the first quarterly assessment period of 2023. The increase compared to prior year also includes a higher risk based assessment rate. The increased assessment is expected to remain in effect until the Deposit Insurance Fund reserve ratio to insured deposits meets the FDIC’s long-term goal for reserve ratios of the deposit insurance fund. The Company may also be subject to a special assessment related to the protection of uninsured depositors under the Systemic Risk Exception in the March 2023 financial institution failures. Federal law requires that any losses to the FDIC’s Deposit Insurance Fund related to this action be repaid by a special assessment on banks. The impact of this assessment to the Company is not yet known.

Other real estate and foreclosed assets expense totaled $0.2 million in the first quarter of 2023, compared to net gains of $0.8 million in the fourth quarter of 2022 and $1.8 million in the first quarter of 2022. The level of expense in the current period reflects a somewhat typical level of expense of maintaining the ORE portfolio; the unfavorable variances from both comparative periods is attributable to the fact that gains on the sales of assets outpaced the cost of maintaining the ORE portfolio in the two comparative periods. Gains or losses on the sale of other real estate and foreclosed assets may occur periodically and are dependent on the number and type of assets for sale and current market conditions.

Corporate value, franchise and other non-income tax expense for the first quarter of 2023 totaled $5.3 million, up $1.3 million, or 34%, from the prior quarter and up $1.0 million, or 24%, compared to the same quarter last year. The increases from both comparative periods are largely attributable to an increase in bank share tax. The calculation of bank share tax is based on multiple variables, including average quarterly assets, earnings and stockholders’ equity to determine the taxable assessment value that is either one or two years in arrears depending on the taxing jurisdiction.

Business development-related expenses (including advertising, travel, entertainment and contributions) totaled $6.9 million for the first quarter of 2023, down $0.7 million, or 9%, from the fourth quarter of 2022, and up $0.1 million, or 2%, from the first quarter of 2022. The timing and level of business development expense can vary based on business needs and promotional campaigns.

All other expenses, excluding amortization of intangibles, totaled $9.9 million for the first quarter of 2023, up $10.9 million from the fourth quarter of 2022, and up $2.7 million, or 38%, from the first quarter of 2022. The variances from both comparative periods are partly attributable to an increase in pension-related other retirement expense that is largely driven by an increase in the discount rate and other actuarial assumptions for the current plan year. The increase compared to the fourth quarter of 2022 was also influenced by miscellaneous gains recorded in the fourth quarter.

We expect noninterest expense for the year 2023 to increase 6% to 7% from 2022. The anticipated year-over-year increase includes increases in retirement (pension) expense and the FDIC assessment as described above. Excluding these items, noninterest expense is expected to increase 4% to 5%.

Income Taxes

The effective income tax rate for the first quarter of 2023 was approximately 20.2% compared to 20.1% in both the fourth quarter of 2022 and the first quarter of 2022. Based on the current forecast, management expects the effective income tax rate to be approximately 21% in 2023.

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

Based on tax credit investments that have been made to date in 2023, we expect to realize benefits from federal and state tax credits over the next three years totaling $11.7 million, $9.1 million and $7.7 million in 2024, 2025 and 2026, respectively. We intend to continue making investments in tax credit projects. However, our ability to access new credits will depend upon, among other factors, federal and state tax policies and the level of competition for such credits.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity management ensures that funds are available to meet the cash flow requirements of our depositors and borrowers, while also meeting the operating, capital and strategic cash flow needs of the Company, the Bank and other subsidiaries. As part of the overall asset and liability management process, liquidity management strategies and measurements have been developed to manage and monitor liquidity risk. The Company had access to sufficient liquidity at March 31, 2023, summarized as follows:

	March 31, 2023
($ in thousands)	Total Available	Amount Used	Net Availability
Available Sources of Funding:
Internal Sources:
Free securities	$2,261,893	$—	$2,261,893
External Sources:
Federal Home Loan Bank (a)	6,587,916	3,200,034	3,387,882
Federal Reserve Bank	4,903,911	—	4,903,911
Brokered deposits	4,441,961	572,501	3,869,460
Other	1,369,000	—	1,369,000
Total Available Sources of Funding	$19,564,681	$3,772,535	$15,792,146
Cash and other interest-bearing bank deposits			2,882,521
Total Liquidity			$18,674,667

(a) Amount used includes funded advances and letters of credit.

The recent failures of three major regional U.S. banks that included large-scale deposit runs has brought the subject of bank liquidity into high focus, particularly in relation to an institution's asset and liability composition. At present, the FDIC guarantees a depositor coverage of cash on deposit of up to $250,000 per institution. Dampened depositor confidence over a financial institution's ability to protect deposit balances in excess of the federally insured limit is thought to pose a higher likelihood of a deposit run, and, in turn, the risk that the institution may have insufficient liquidity to meet the demand. At March 31, 2023, our available on and off-balance sheet liquidity of $18.7 billion is well in excess of our estimated uninsured, noncollateralized deposits of approximately $10.7 billion.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities and repayments of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window. Management has established an internal target for the ratio of free securities to total securities of 20% or greater. As shown in the table below, our ratio of free securities to total securities was 28.45% at March 31, 2023, compared to 41.59% at December 31, 2022. Securities and FHLB letters of credit are pledged as collateral related to public funds and repurchase agreements. The decline in the ratio of free securities to total securities from December 31, 2022 is the result of pledging additional securities to the Federal Reserve Bank done as a cautionary measure to increase borrowing capacity under its discount window.

	March 31,	December 31,	September 30,	June 30,	March 31,
Liquidity Metrics	2023	2022	2022	2022	2022
Free securities / total securities	28.45%	41.59%	49.79%	52.61%	50.63%
Core deposits / total deposits	94.83%	98.12%	98.93%	99.00%	98.94%
Wholesale funds / core deposits	15.43%	7.43%	6.23%	2.97%	6.21%
Quarter-to-date average loans /quarter-to-date average deposits	80.18%	78.86%	75.87%	72.24%	70.34%
The liability portion of the balance sheet provides liquidity mainly through the ability to use cash sourced from customers’ interest-bearing and noninterest-bearing deposit accounts. At March 31, 2023, deposits totaled $29.6 billion, an increase of $542.7 million, or 2%, from December 31, 2022. The net increase was primarily due to the $567.6 million increase in brokered deposits and a $233.7 million increase in core client deposits, partially offset by a $258.6 million seasonal outflows of public funds deposits. Brokered deposits totaled $572.5 million as of March 31, 2023, compared to $4.9 million at December 31, 2022 and $14.2 million at March 31, 2022. Following the recent events impacting the financial services industry, as a cautionary measure, we added $568 million of brokered certificates of deposit to increase on-balance sheet liquidity. These instruments mature in December 2023 and bear interest plus fees of 5.45% per annum. The use of brokered deposits as a funding source is subject to certain policies regarding the amount, term and interest rate.

Core deposits consist of total deposits excluding certificates of deposit of $250,000 or more and brokered deposits. Core deposits totaled $28.1 billion at March 31, 2023, down $441.1 million, or 2%, compared to December 31, 2022. The decline in core deposits reflects the shift of deposits into certificates of deposits of $250,000 or more, up $416.2 million, largely due to attractive interest rates offered during the quarter. The ratio of core deposits to total deposits was 94.83% at March 31, 2023, compared to 98.12% at December 31, 2022 and 98.94% at March 31, 2022.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At March 31, 2023, the Bank had borrowings of $3.1 billion and approximately $3.4 billion available under this line. The unused borrowing capacity at the Federal Reserve’s discount window is approximately $4.9 billion. There were no outstanding borrowings with the Federal Reserve at any date during any period covered by this report. In response to the March 2023 bank failures and resulting liquidity concerns, the Federal Reserve established a Bank Term Funding Program, available to eligible depository institutions to provide an additional source of liquidity secured by U.S. Treasury and government agency and mortgage-backed securities, and other qualifying assets at par. As a cautionary measure, the Bank registered for the program at its inception, but has not, and does not intend to borrow under this program.

Wholesale funds, which are comprised of short-term borrowings, long-term debt and brokered deposits were 15.43% of core deposits at March 31, 2023, compared to 7.43% at December 31, 2022 and 6.21% at March 31, 2022. At March 31, 2023, wholesale funds totaled $4.3 billion, an increase of $2.2 billion, or 105%, from December 31, 2022 and $2.5 billion, or 131%, from March 31, 2022. The linked-quarter and year over year increases were primarily due to a net increase in FHLB advances and the brokered deposits added during the first quarter of 2023. The increase in wholesale funds were part of a cautionary strategy to hold excess available funds should we see significant shifts in deposit activity. At March 31, 2023, the Company held $2.2 billion in interest-bearing bank deposits with the Federal Reserve. The Company has established an internal target for wholesale funds to be less than 25% of core deposits.

Another measure used to monitor our liquidity position is the loan-to-deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding). The loan-to-deposit ratio measures the amount of funds the Company lends for each dollar of deposits on hand. Our average loan-to-deposit ratio for the first quarter of 2023 was 80.18%, compared to 78.86% for the fourth quarter of 2022 and 70.34% for the first quarter of 2022. Management has an established target range for the loan-to-deposit ratio of 87% to 89%, but will operate outside that range under certain circumstances, such as those caused by the pandemic where deposits became elevated.

Cash generated from operations is another important source of funds to meet liquidity needs. The Consolidated Statements of Cash Flows included in Part I, Item 1 of this document present operating cash flows and summarize all significant sources and uses of funds during the three months ended March 31, 2023 and 2022.

Dividends received from the Bank have been the primary source of funds available to the Parent for the payment of dividends to our stockholders and for servicing its debt. The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends the Bank can distribute to the Parent. The Parent targets cash and other liquid assets to provide liquidity in an amount sufficient to fund approximately four quarters of ongoing cash or liquid asset needs, consisting primarily of common stockholder dividends, debt service requirements, and any expected share repurchase or early extinguishment of debt. The Parent may operate below the target level on a temporary basis if a return to the target can be achieved in the near-term, generally not to exceed four quarters. The Parent had cash and liquid assets of $152.1 million at March 31, 2023.

Since quarter end, we have experienced minimal and expected seasonal core client deposit outflows, which were down $376 million, or approximately 1%, at April 30, 2023 when compared to March 31, 2023. In addition, in early May, we repaid approximately $1.4 billion of FHLB borrowings, including the incremental borrowings drawn during the first quarter as a cautionary measure, to return to a more typical overall liquidity level.

Capital Resources

Stockholders’ equity totaled $3.5 billion at March 31, 2023, up $188.6 million from December 31, 2022. The increase is attributable to net income of $126.5 million, other comprehensive income of $84.7 million, net of tax, primarily attributable to fair value adjustments on securities available for sale and cash flow hedges, and $3.8 million of long-term incentive plan and dividend reinvestment activity. These factors were partially offset by dividends of $26.4 million.

The tangible common equity (TCE) ratio was 7.16% at March 31, 2023, compared to 7.09% at December 31, 2022. The increase is largely attributable to net income and other comprehensive income that resulted from fair value adjustments on the available for sale securities portfolio and cash flow hedges, and long term incentive plan and dividend reinvestments, partially offset by the impact of an increase in tangible assets, and dividends. The excess liquidity at March 31, 2023 negatively impacted the TCE ratio by 36 bps.

The regulatory capital ratios of the Company and the Bank at March 31, 2023 remained well in excess of current regulatory minimum requirements, including capital conservation buffers, by at least $592 million. The Company and the Bank have been categorized as “well-capitalized” in the most recent notices received from our regulators. Refer to the Supervision and Regulation section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion of our capital requirements.

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

	Well-	March 31,	December 31,	September 30,	June 30,	March 31,
	Capitalized	2023	2022	2022	2022	2022
Total capital (to risk weighted assets)
Hancock Whitney Corporation	10.00%	13.21%	12.97%	12.67%	12.70%	12.82%
Hancock Whitney Bank	10.00%	12.54%	12.39%	12.16%	12.28%	12.33%
Tier 1 common equity capital (to risk weighted assets)
Hancock Whitney Corporation	6.50%	11.60%	11.41%	11.10%	11.08%	11.12%
Hancock Whitney Bank	6.50%	11.52%	11.43%	11.20%	11.28%	11.27%
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	8.00%	11.60%	11.41%	11.10%	11.08%	11.12%
Hancock Whitney Bank	8.00%	11.52%	11.43%	11.20%	11.28%	11.27%
Tier 1 leverage capital
Hancock Whitney Corporation	5.00%	9.63%	9.53%	9.27%	8.68%	8.38%
Hancock Whitney Bank	5.00%	9.57%	9.54%	9.35%	8.83%	8.49%

We regularly perform stress analysis on our capital levels. One such scenario included the hypothetical impact of including accumulated other comprehensive losses on market valuations of available for sale securities and cash flow hedges in regulatory capital and a further stress scenario that included both those losses plus losses on the held to maturity investment portfolio in regulatory capital. We estimate that our regulatory capital ratios would remain in excess of the well-capitalized minimums under both of these stress scenarios at March 31, 2023.

On January 26, 2023, our board of directors authorized the repurchase of up to 4,297,000 shares of the Company’s common stock (approximately 5% of the shares of common stock outstanding as of December 31, 2022). The authorization is set to expire on December 31, 2024. The shares may be repurchased in the open market, by block purchase, through accelerated share repurchase plans, in privately negotiated transactions or otherwise, in one or more transactions, from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The Company is not obligated to purchase any shares under this program and the repurchase authorization may be terminated or amended by the Board at any time prior to the expiration date. No shares have been repurchased under this program.

On January 26, 2023, our board of directors declared an 11% increase in the regular first quarter cash dividend from $0.27 per share to $0.30 per share. The quarterly common stock cash dividend was paid on March 15, 2023 to shareholders of record on March 6, 2023. The Company has paid uninterrupted dividends to its shareholders since 1967.

The Inflation Reduction Act of 2022 signed into law during in August 2022 includes a provision for an excise tax equal to 1% of the fair market value of any stock repurchased by covered corporations during a taxable year, subject to certain limits and provisions. The excise tax is effective beginning in fiscal year 2023. While we may complete transactions subject to the new excise tax, we do not expect a material impact to our statement of condition or results of operations.

BALANCE SHEET ANALYSIS

Short-Term Investments

Short-term assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors. Short-term investments, including interest-bearing bank deposits and federal funds sold, were $2.3 billion at March 31, 2023, up $2.0 billion from December 31, 2022. Average short-term investments of $0.5 billion for the first quarter of 2023 were up $0.2 billion compared to the fourth quarter of 2022. Typically, these balances will change on a daily basis depending upon movement in customer loan and deposit accounts. The increase in short-term investments was largely funded through the addition of $568 million of short-term brokered certificates of deposit and $1.2 billion in incremental FHLB advances funded in March of 2023 as a cautionary measure to provide additional on-balance sheet liquidity in response to the disruption in the financial services industry caused by the bank failures.

Securities

The purpose of the securities portfolio is to increase profitability, mitigate interest rate risk, provide liquidity and comply with regulatory pledging requirements. Our securities portfolio includes securities categorized as available for sale and held to maturity. Available for sale securities are carried at fair value and may be sold prior to maturity. Unrealized gains or losses on available for sale securities, net of deferred taxes, are recorded as accumulated other comprehensive income or loss in stockholders' equity.

Investment in securities totaled $8.4 billion at March 31, 2023, down slightly from December 31, 2022. The decrease from December 31, 2022 is attributable to net payoffs and paydowns, part of a strategic decision to allow cash inflows from the securities portfolio to fund loan growth. The resulting decrease was partially offset by an $81.0 million favorable market valuation adjustment on the available for sale portfolio.

At March 31, 2023, securities available for sale totaled $5.6 billion and securities held to maturity totaled $2.8 billion.

Our securities portfolio consists mainly of residential and commercial mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies. We invest only in high quality investment grade securities with a targeted portfolio effective duration generally between two and five and a half years. At March 31, 2023, the average expected maturity of the portfolio was 6.08 years with an effective duration of 4.84 years and a nominal weighted-average yield of 2.31%. Under an immediate, parallel rate shock of 100 bps and 200 bps, the effective durations would be 4.80 and 4.75 years, respectively. At December 31, 2022, the average expected maturity of the portfolio was 6.02 years with an effective duration of 4.87 years and a nominal weighted-average yield of 2.27%. The changes in expected maturity, effective duration, and nominal weighted-average yield were largely the result of maturities, paydowns and the impact from the termination of fair value hedges on available for sale securities. At March 31, 2023, approximately $560 million of our available for sale securities are hedged with $514 million in fair value hedges in order to provide protection and flexibility to reposition and/or reprice the portfolio in a rising interest rate environment, effectively reducing the duration (market price risk) on the hedged securities. Our strategy in the near term will be to utilize the securities portfolio cash flow to fund loan growth and monitor our hedge positions to adjust interest rate sensitivity.

At the end of each reporting period, we evaluate the securities portfolio for credit loss. Based on our assessments, expected credit loss was not material for any period presented, and therefore no allowance for credit loss was recorded.

Loans

Total loans at March 31, 2023 were $23.4 billion, up $290.5 million, or 1%, from December 31, 2022. New loans and fewer paydowns contributed to the growth, with income-producing commercial real estate and residential mortgage as the main drivers.

The following table shows the composition of our loan portfolio at each date indicated:

	March 31,	December 31,	September 30,	June 30,	March 31,
($ in thousands)	2023	2022	2022	2022	2022
Total loans:
Commercial non-real estate	$10,013,482	$10,146,453	$9,905,427	$9,645,092	$9,584,480
Commercial real estate - owner occupied	3,050,748	3,033,058	3,033,133	2,964,474	2,868,233
Total commercial and industrial	13,064,230	13,179,511	12,938,560	12,609,566	12,452,713
Commercial real estate - income producing	3,758,455	3,560,991	3,686,540	3,641,243	3,563,299
Construction and land development	1,726,916	1,703,592	1,541,257	1,408,727	1,286,655
Residential mortgages	3,329,793	3,092,605	2,843,723	2,615,807	2,462,900
Consumer	1,525,129	1,577,347	1,575,505	1,570,725	1,557,774
Total loans	$23,404,523	$23,114,046	$22,585,585	$21,846,068	$21,323,341

Commercial and industrial (“C&I”) loans, including both non-real estate and owner occupied real estate secured loans, totaled approximately $13.1 billion, or 56% of the total loan portfolio, at March 31, 2023, a decrease of $115.3 million, or 1%, from December 31, 2022, as payoffs and paydowns outpaced originations.

The Bank lends mainly to middle market and smaller commercial entities, although it participates in larger shared credit loan facilities. Shared national credits funded at March 31, 2023 totaled approximately $2.7 billion, or 12% of total loans, a decrease of $9 million from December 31, 2022. At March 31, 2023, approximately $459 million of our shared national credits were with healthcare-related customers, with the remainder in commercial real estate and other diverse industries.

Our loan portfolio is well diversified by product, client, and geography throughout our footprint. Nevertheless, we may be exposed to certain concentrations of credit risk which exist in relation to different borrowers or groups of borrowers, specific types of collateral, industries, loan products, or regions. The following table provides detail of the more significant industry concentrations for our commercial and industrial loan portfolio, which is based on NAICS codes for all industries, with the exceptions of energy, which is based on the borrower’s source of revenue (i.e. a manufacturer whose income is derived from energy-related business is reported as energy).

	March 31,		December 31,		September 30,		June 30,		March 31,
	2023		2022		2022		2022		2022
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial & industrial loans:
Health care and social assistance	$1,398,300	10%	$1,407,960	11%	$1,420,861	11%	$1,296,666	11%	$1,205,237	10%
Real estate and rental and leasing	1,368,460	10%	1,520,955	12%	1,483,937	11%	1,460,694	12%	1,369,518	11%
Retail trade	1,238,090	9%	1,218,784	9%	1,162,095	9%	1,136,244	9%	1,119,969	9%
Manufacturing	1,149,578	9%	1,145,947	8%	1,123,087	9%	1,046,900	8%	1,007,612	8%
Construction	1,025,582	8%	1,034,860	8%	1,021,365	8%	1,047,686	8%	1,075,497	9%
Wholesale trade	999,258	8%	997,930	8%	1,001,960	8%	999,589	8%	868,886	7%
Finance and insurance	914,033	7%	966,683	7%	981,823	8%	914,570	7%	915,851	7%
Transportation and warehousing	852,153	7%	872,234	7%	856,599	7%	837,701	7%	785,411	6%
Professional, scientific, and technical services	732,068	6%	706,430	5%	696,855	5%	653,555	5%	689,148	6%
Accommodation, food services and entertainment	677,488	5%	637,942	5%	669,063	5%	702,313	6%	726,077	6%
Public administration	507,291	4%	542,698	4%	556,938	4%	570,069	5%	589,503	5%
Information	407,754	3%	386,568	3%	332,230	2%	315,071	2%	296,989	2%
Other services (except public administration)	387,396	3%	396,629	3%	405,724	3%	403,874	3%	412,609	3%
Admin, Support, Waste Mgmt, Remediation Services	326,667	3%	314,921	2%	244,399	2%	262,326	2%	249,090	2%
Educational services	282,488	2%	298,126	2%	268,392	2%	280,377	2%	286,992	2%
Energy	227,171	2%	242,076	2%	246,344	2%	246,961	2%	249,235	2%
Other	570,453	4%	488,768	4%	466,888	4%	434,970	3%	605,089	5%
Total commercial & industrial loans	$13,064,230	100%	$13,179,511	100%	$12,938,560	100%	$12,609,566	100%	$12,452,713	100%

Commercial real estate – income producing loans totaled approximately $3.8 billion at March 31, 2023, an increase of $197 million, or 6%, from December 31, 2022. Construction and land development loans totaled approximately $1.7 billion at March 31, 2023, an increase of $23 million, or 1%, from December 31, 2022. The increase in the commercial real estate – income producing loans was largely the result of completed construction projects moving to permanent financing, with the shift from construction largely offset by continued funding on existing lines. We are continuing to limit our growth in income producing real estate with a focus on resilient projects given the current economic environment. The following table details the end-of-period aggregated commercial real estate – income producing and construction loan balances by property type. Loans reflected in 1-4 family residential construction include both loans to construction builders as well as single family borrowers.

	March 31,		December 31,		June 30,		September 30,		March 31,
	2023		2022		2022		2022		2022
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial real estate - income producing and construction loans:
Multifamily	$1,017,351	19%	$870,869	17%	$872,944	17%	$776,723	15%	$695,090	14%
Healthcare related properties	865,414	16%	854,563	16%	851,998	16%	879,474	18%	815,090	17%
Retail	802,220	15%	811,990	15%	803,300	15%	780,454	16%	793,126	17%
Industrial	677,907	12%	613,149	12%	602,739	12%	573,993	11%	568,886	12%
Office	561,248	10%	569,452	11%	585,614	11%	569,055	11%	554,005	11%
1-4 family residential construction	623,293	11%	602,867	11%	588,122	11%	548,286	11%	516,580	11%
Hotel/motel and restaurants	475,377	9%	485,865	9%	453,847	9%	448,949	9%	441,285	9%
Other land loans	219,192	4%	213,159	4%	222,723	4%	221,905	4%	214,446	4%
Other	243,369	4%	242,669	5%	246,510	5%	251,131	5%	251,446	5%
Total commercial real estate - income producing and construction loans	$5,485,371	100%	$5,264,583	100%	$5,227,797	100%	$5,049,970	100%	$4,849,954	100%

Our residential mortgages loan portfolio totaled $3.3 billion at March 31, 2023, up $237 million, or 8%, from December 31, 2022. Growth in residential mortgage includes a combination of completed construction loans converting to permanent financing as well new loan growth.

The consumer loan portfolio totaled $1.5 billion at March 31, 2023, down $52 million, or 3%, from December 31, 2022. Changes in the consumer loan portfolio balance include the impact of our exit from the indirect automobile lending market, where the existing portfolio is in run-off.

Management expects the 2023 loan growth percentage to be in the range of low to mid-single digits from the December 31, 2022 balance of $23.1 billion.

Allowance for Credit Losses and Asset Quality

The Company's allowance for credit losses was $341.4 million at March 31, 2023, up slightly from $341.1 million at December 31, 2022.

The $0.3 million linked-quarter increase in the allowance for credit losses is attributable to $5.7 million of net charge-offs and a provision for credit losses of $6.0 million, reflective of loan growth and a relatively consistent credit loss outlook on the portfolio as a whole. Uncertainty related to inflationary pressure and the outcome of the Federal Reserve’s monetary policy continues to result in an elevated reserve relative to pre-pandemic levels. After considering the variables underlying each of the Moody's economic scenarios, management weighed the baseline scenario at 40%, the downside S-2 mild recessionary scenario at 50% and the downside moderate recessionary scenario at 10% in the computation of the allowance for credit losses at March 31, 2023. Each of the scenarios utilized have varying degrees of severity and duration of inflationary pressure, including volatility in commodities prices stemming from geopolitical unrest, the consequences of the Federal Reserve's actions with regard to monetary policy, and the ultimate effects of recent disruption in the financial services industry on credit trends. Refer to the Economic Outlook section of this discussion and analysis for further information on the Moody’s scenarios and our weighting assumptions.

In the first quarter of 2023, the provision for credit losses included a reserve build of $0.3 million, compared to $1.5 million in the fourth quarter of 2022. Our allowance for credit loss coverage to total loans was 1.46% at March 31, 2023, compared to 1.48% at December 31, 2022, with the modest change reflecting the impact of loan growth with relatively stable asset quality metrics.

The allowance for credit losses on the commercial portfolio was relatively unchanged at $278.0 million, or 1.50% of that portfolio, at March 31, 2023, compared to the December 31, 2022 allowance of $279.0 million, or 1.51%, primarily due to stable credit performance. Our residential mortgage allowance for credit loss increased modestly to $34.6 million, 1.04% of that portfolio at March 31, 2023, compared to $32.5 million, or 1.05%, at December 31, 2022, due largely to growth in the portfolio. Our allowance for credit losses on the consumer portfolio was $28.8 million, or 1.89% at March 31, 2023, compared to $29.6 million, or 1.88%, at December 31, 2022.

Criticized commercial loans totaled $295.5 million at March 31, 2023, down $6.4 million, or 2%, from $301.9 million at December 31, 2022. The decrease in criticized commercial loans is the result of net activity where payoffs, paydowns, upgrades, and charge-offs exceeded downgraded credits during the first quarter. Criticized loans are defined as those having potential weaknesses that deserve management’s close attention (risk-rated as special mention, substandard and doubtful), including both accruing and nonaccruing loans. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process. In addition, the Company often reviews portfolios of loans to determine if there are areas of risk not specifically identified in its loan by loan approach. Criticized commercial loans comprised 1.59% of that portfolio at March 31, 2023, down from 1.64% at December 31, 2022 and remain near historically low levels. Our criticized commercial loans at March 31, 2022 are diversified across many industries, with the largest concentrations being construction, totaling $77.2 million; manufacturing, totaling $40.0 million; energy support services, totaling $31.3 million; and wholesale trade, totaling $30.7 million. Commercial loans risk rated pass-watch totaled $456.0 million at March 31, 2023, virtually unchanged when compared to December 31, 2022. The pass-watch risk rating includes credits with negative performance trends that reflect sufficient risk to cause concern, but have not risen to the level of criticized.

Net charge-offs were $5.7 million, or 0.10% of average total loans on an annualized basis in the first quarter of 2023, compared to $1.0 million, or 0.02% of average total loans in the fourth quarter of 2022, and $0.3 million, or 0.01% of average total loans in the first quarter of 2022. Our commercial portfolio had net charge-offs of $3.4 million in the first quarter of 2023, and net recoveries of $1.2 million and $0.8 million in the fourth and first quarters of 2022, respectively. Our residential mortgage portfolio had net recoveries of $0.2 million in the first quarter of 2023, and $0.3 million and less than $0.1 million in the fourth and first quarters of 2022, respectively. Consumer net charge-offs were $2.5 million in the first quarter of 2023, $2.4 million in the fourth quarter of 2022, and $1.2 million in the first quarter of 2022. Charge-off metrics, while up compared to prior periods, remains relatively modest.

The following table sets forth activity in the allowance for credit losses for the periods indicated:

	Three Months Ended
	March 31,	December 31,	March 31,
($ in thousands)	2023	2022	2022
Provision and Allowance for Credit Losses
Allowance for loan losses:
Allowance for loan losses at beginning of period	$307,789	$306,116	$342,065
Loans charged-off:
Commercial non real estate	4,528	1,271	2,659
Commercial real estate - owner-occupied	—	2	—
Total commercial & industrial	4,528	1,273	2,659
Commercial real estate - income producing	—	7	4
Construction and land development	61	—	—
Total commercial	4,589	1,280	2,663
Residential mortgages	20	35	42
Consumer	3,363	3,328	2,680
Total charge-offs	7,972	4,643	5,385
Recoveries of loans previously charged-off:
Commercial non real estate	1,033	2,352	2,142
Commercial real estate - owner-occupied	195	127	389
Total commercial & industrial	1,228	2,479	2,531
Commercial real estate - income producing	—	—	878
Construction and land development	6	2	68
Total commercial	1,234	2,481	3,477
Residential mortgages	181	286	61
Consumer	838	903	1,528
Total recoveries	2,253	3,670	5,066
Total net charge-offs	5,719	973	319
Provision for loan losses	7,315	2,646	(23,903)
Allowance for loan losses at end of period	$309,385	$307,789	$317,843
Reserve for Unfunded Lending Commitments:
Reserve for unfunded lending commitments at beginning of period	$33,309	$33,468	$29,334
Provision for losses on unfunded lending commitments	(1,295)	(159)	1,376
Reserve for unfunded lending commitments at end of period	$32,014	$33,309	$30,710
Total Allowance for Credit Losses	$341,399	$341,098	$348,553
Total Provision for Credit Losses	$6,020	$2,487	$(22,527)
Coverage Ratios:
Allowance for loan losses to period-end loans	1.32%	1.33%	1.49%
Allowance for credit losses to period-end loans	1.46%	1.48%	1.63%
Charge-offs ratios:
Gross charge-offs to average loans	0.14%	0.08%	0.10%
Recoveries to average loans	0.04%	0.06%	0.10%
Net charge-offs to average loans	0.10%	0.02%	0.01%
Net Charge-offs to average loans by portfolio
Commercial non real estate	0.14%	(0.04)%	0.02%
Commercial real estate - owner-occupied	(0.03)%	(0.02)%	(0.06)%
Total commercial & industrial	0.10%	(0.04)%	0.00%
Commercial real estate - income producing	—	0.00%	(0.10)%
Construction and land development	0.01%	(0.00)%	(0.02)%
Total commercial	0.07%	(0.03)%	(0.02)%
Residential mortgages	(0.02)%	(0.03)%	(0.00)%
Consumer	0.66%	0.61%	0.30%

The following table sets forth for the periods indicated nonaccrual loans and loans modified or restructured, by type, and foreclosed and surplus ORE and other foreclosed assets. The table also includes loans past due 90 days or more and still accruing.

	March 31,	December 31,	September 30,	June 30,	March 31,
($ in thousands)	2023	2022	2022	2022	2022
Loans accounted for on a nonaccrual basis:
Commercial non-real estate	$12,378	$3,078	$3,563	$3,600	$4,065
Commercial non-real estate - modified/restructured (a)	924	942	965	1,230	1,247
Total commercial non-real estate	13,302	4,020	4,528	4,830	5,312
Commercial real estate - owner occupied	1,709	1,233	2,009	2,165	2,514
Commercial real estate - owner-occupied - modified/restructured (a)	684	228	228	228	235
Total commercial real estate - owner-occupied	2,393	1,461	2,237	2,393	2,749
Commercial real estate - income producing	1,501	1,174	1,814	1,842	1,880
Commercial real estate - income producing - modified/restructured (a)	—	66	69	74	76
Total commercial real estate - income producing	1,501	1,240	1,883	1,916	1,956
Construction and land development	340	306	349	676	578
Construction and land development - modified/restructured (a)	—	3	4	4	6
Total construction and land development	340	309	353	680	584
Residential mortgage	30,110	23,946	22,753	18,649	20,709
Residential mortgage - modified/restructured (a)	—	1,323	1,530	1,713	2,036
Total residential mortgage	30,110	25,269	24,283	20,362	22,745
Consumer	6,698	6,646	6,476	7,885	9,093
Consumer - modified/restructured (a)	—	46	47	—	—
Total consumer	6,698	6,692	6,523	7,885	9,093
Total nonaccrual loans	$54,344	$38,991	$39,807	$38,066	$42,439
ORE and foreclosed assets	1,976	2,017	2,085	3,467	6,345
Total nonaccrual loans and ORE and foreclosed assets	$56,320	$41,008	$41,892	$41,533	$48,784
Modified/Restructured loans - still accruing (a):
Commercial non-real estate	$10	$307	$316	$329	$494
Commercial real estate - owner occupied	—	—	—	—	—
Commercial real estate - income producing	—	—	—	—	—
Construction and land development	—	113	114	116	117
Residential mortgage	—	1,018	1,016	1,142	1,363
Consumer	—	469	479	905	929
Total Modified/restructured loans - still accruing (a)	$10	$1,907	$1,925	$2,492	$2,903
Total reportable modified loans (a)	$1,618
Total troubled debt restructured loans (a)		$4,515	$4,768	$5,741	$6,503
Loans 90 days past due still accruing	$13,155	$4,585	$2,600	$4,697	$4,258
Ratios:
Nonaccrual loans to total loans	0.23%	0.17%	0.18%	0.17%	0.20%
Nonaccrual loans plus ORE and foreclosed assets to loans plus ORE and foreclosed assets	0.24%	0.18%	0.19%	0.20%	0.24%
Allowance for loan losses to nonaccrual loans	569.31%	789.38%	769.00%	809.58%	748.94%
Allowance for loan losses to nonaccrual loans and accruing loans 90 days past due	458.35%	706.33%	721.85%	720.66%	680.65%
Loans 90 days past due still accruing to loans	0.06%	0.02%	0.01%	0.02%	0.02%

(a)
Loans presented in the March 31, 2023 column represent modified loans to borrowers experiencing financial difficulties, and the columns for December 31, 2022, September 30, 2022, June 30, 2022, and March 31, 2022 represent troubled debt restructured loans. The definition of reportable modifications/restructured loans changed for modifications made on or after January 1, 2023 with the adoption of ASU 2022-02. Refer to Note 1 included in Part 1 of this document for a discussion of this standard.

Nonaccrual loans plus ORE and foreclosed assets totaled $56.3 million at March 31, 2023, up $15.3 million from December 31, 2022. Nonaccrual loans of $54.3 million increased $15.4 million compared to December 31, 2022, and remains at a relatively low percentage of the total portfolio at 0.23%. The increase in nonaccrual loans compared to December 31, 2022 was largely attributable to downgrades, partially offset by payoffs and charge-offs. ORE and foreclosed assets were $2.0 million at March 31, 2023, flat to December 31, 2022. Nonaccrual loans plus ORE and other foreclosed assets as a percentage of total loans, ORE and other foreclosed assets was 0.24% at March 31, 2023, up 6 bps from December 31, 2022.

We expect to see low to modest charge-offs and provision for credit losses throughout 2023. Loan growth, portfolio mix, asset quality metrics and future assumptions in economic forecasts will drive the level of credit loss reserves.

Deposits

Deposits provide the most significant source of funding for our interest earning assets. Generally, our ability to compete for market share depends on our deposit pricing and our wide range of products and services that are focused on customer needs. We offer high-quality banking services with convenient delivery channels, including online and mobile banking. We provide specialized services to our commercial customers to promote commercial deposit growth. These services include treasury management, industry expertise and lockbox services. Since early 2020, deposit levels have also been influenced by pandemic-driven factors, such as inflows from government stimulus payments, deposits related to funding PPP loans into business checking accounts and a slowdown in customer spending during the height of the pandemic. In late 2022, we began to see outflows of some of the deposit bases built over the preceding two years, as spending levels have increased amid inflationary conditions and an increase in competition for deposits, though deposits remain well above pre-pandemic levels.

The failure of two large U.S. banks in the span of three days in March 2023 created sustained disruption in the financial services industry, with yet another failure in early May. While many factors played a role in the ultimate failures, these institutions had significant industry/demographic concentration within their deposit bases and a high ratio of uninsured deposits. Lack of diversity in concentration within a deposit base may increase the risk of events or trends that could prompt a larger-scale demand for deposits outflow. Further, concerns over a financial institution's ability to protect deposit balances in excess of the federally insured limit may increase the risk of a deposit run. We consider our deposit base to be seasoned, stable and well-diversified. We also offer our customers an insured cash sweep product (ICS) that allows customers to insure deposits above FDIC insured limits. We have seen increased demand for the ICS product following the recent bank failures, with the balance totaling $111.4 million at March 31, 2023 compared to $12.2 million at December 31, 2022. At March 31, 2023, we have calculated our average deposit account size by dividing period-end deposits by the population of accounts with balances to be approximately $38,300, which includes $205,800 in our commercial and small business lines (excluding public funds), $140,100 in our wealth management business line, and $18,500 in our consumer business line.

Further, at March 31, 2023, our sources of liquidity exceed uninsured deposits. We have estimated the Bank’s amount of uninsured deposits using the methodologies and assumptions required for FDIC regulatory reporting to be approximately $14.2 billion at March 31, 2023, down from $14.7 billion at December 31, 2022. Our uninsured deposit total at March 31, 2023 includes approximately $3.5 billion of public funds that have pledged securities as collateral, leaving $10.7 billion of noncollateralized, uninsured deposits compared to total liquidity of $18.7 billion. Our ratio of noncollateralized, uninsured deposits to total deposits was approximately 36.2% at March 31, 2023 compared to 37.9% at December 31, 2022. As a cautionary measure, we are holding approximately $1.8 billion of excess liquidity in short-term investments to ensure we have readily available funds to meet our customers’ needs.

Total deposits were $29.6 billion at March 31, 2023, up $542.7 million, or 2%, from December 31, 2022. Average deposits for the first quarter of 2023 were $28.8 billion, down $23.5 million, or less than 1%, from the fourth quarter of 2022. Through April 30, 2023, we experienced minimal and expected seasonal core client deposit outflows, down $376 million, or approximately 1%, from quarter end.

The following table shows the composition of our deposits at each date indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
($ in thousands)	2023	2022	2022	2022	2022

Noninterest-bearing deposits	$12,860,027	$13,645,113	$14,290,817	$14,676,342	$14,976,670
Interest-bearing retail transaction and savings deposits	10,682,568	10,757,495	10,924,309	11,359,561	11,488,607
Interest-bearing public fund deposits:
Public fund transaction and savings deposits	2,987,565	3,132,828	2,737,074	2,832,720	2,962,811
Public fund time deposits	98,644	111,397	59,288	50,943	51,496
Total interest-bearing public fund deposits	3,086,209	3,244,225	2,796,362	2,883,663	3,014,307
Retail time deposits	2,411,765	1,418,596	934,866	937,676	1,010,935
Brokered time deposits	572,501	4,920	4,920	9,190	9,190
Total interest-bearing deposits	16,753,043	15,425,236	14,660,457	15,190,090	15,523,039
Total deposits	$29,613,070	$29,070,349	$28,951,274	$29,866,432	$30,499,709

Noninterest-bearing demand deposits were $12.9 billion at March 31, 2023, down $785.1 million, or 6%, from December 31, 2022. The decrease includes declines in noninterest-bearing commercial and consumer accounts due in part to a to shift to interest-bearing products amid the rising interest rate environment and public funds deposits reflecting typical seasonality. Noninterest-bearing demand deposits comprised 43% of total deposits at March 31, 2023 and 47% at December 31, 2022.

Interest-bearing transaction and savings accounts of $10.7 billion at March 31, 2023 were down $66.3 million, or 1%, from December 31, 2022. Interest-bearing public fund deposits totaled $3.1 billion at March 31, 2023, down $158.0 million, or 5%, from December 31, 2022. The decrease in public funds is mostly reflective of typical seasonal outflows. Retail time deposits totaled $2.4 billion at March 31, 2023, up $1.0 billion, or 70%, from December 31, 2022. The increase in retail time deposits was due to promotional product offerings at rates that reflect management’s strategic approach to attract and maintain deposits. Brokered time deposits of $572.5 million at March 31, 2023 were up $567.6 million, which represents the addition of short-term brokered time deposits to fund excess liquidity. These instruments bear interest plus fees of 5.45% and mature in December 2023.

As previously noted, interest rates paid on deposit accounts continued to increase in the first quarter of 2023, particularly on time deposits where we have offered promotional rates. The following table sets forth average balances and weighted-average rates paid on deposits for the first quarter of 2023 and the fourth and first quarters of 2022.

	March 31, 2023			December 31, 2022			March 31, 2022
($ in millions)	Balance	Rate	Mix	Balance	Rate	Mix	Balance	Rate	Mix
Interest-bearing deposits:
Interest-bearing transaction deposits	$2,468.9	0.46%	8.6%	$2,604.5	0.07%	9.0%	$2,574.9	0.07%	8.6%
Money market deposits	5,497.3	1.80	19.1	5,349.0	0.92	18.6	6,020.1	0.04	20.1
Savings deposits	2,684.2	0.01	9.3	2,857.2	0.01	9.9	2,828.5	0.01	9.4
Time deposits	2,018.6	2.70	7.0	1,178.0	1.09	4.1	1,088.5	0.24	3.6
Public Funds	3,160.7	3.04	11.0	2,973.0	2.43	10.3	3,154.5	0.26	10.5
Total interest-bearing deposits	15,829.7	1.65%	55.0	14,961.7	0.96%	51.9	15,666.5	0.10%	52.2
Noninterest bearing demand deposits	12,963.2		45.0	13,854.6		48.1	14,363.3		47.8
Total deposits	$28,792.9		100.0%	$28,816.3		100.0%	$30,029.8		100.0%

The following sets forth the maturities of time certificates of deposit greater than $250,000 at March 31, 2023.

March 31,
($ in thousands)	2023
Three months	$139,855
Over three months through six months	270,903
Over six months through one year	515,746
Over one year	31,184
Total	$957,688

Management expects relatively flat or low single digit end of period deposit growth for 2023 compared to the balance of $29.1 billion at December 31, 2022.

Short-Term Borrowings

At March 31, 2023, short-term borrowings totaled $3.5 billion, up $1.6 billion, or 88%, from December 31, 2022. The increase from December 31, 2022 is primarily attributable to a $1.7 billion increase in FHLB borrowings, approximately $1.2 billion of which was drawn as a cautionary measure to increase on-balance sheet liquidity in light of the current business environment following the March bank failures. FHLB borrowings totaled $3.1 billion at March 31, 2023, and consisting of five fixed rate advances maturing between April 3, 2023 through May 3, 2023. Subsequent to quarter end, in early May, $1.4 billion of the borrowings were repaid at maturity, reducing cautionary excess liquidity. The remaining variance is largely due to changes in customer repurchase agreements discussed below. Average short-term borrowings of $2.1 billion in the first quarter of 2023 were up $522.8 million, or 33%, compared to the prior quarter.

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

Long-Term Debt

Long-term debt totaled $242.1 million at March 31, 2023, virtually unchanged from December 31, 2022.

Long-term debt at March 31, 2023 includes subordinated notes payable with an aggregate principal amount of $172.5 million, a stated maturity of June 15, 2060, and a fixed rate of 6.25% per annum that qualify as Tier 2 capital of certain regulatory capital ratios. Subject to prior approval by the Federal Reserve, the Company may redeem these notes in whole or in part on any of its quarterly interest payment dates after June 15, 2025.

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

The contract amounts of these instruments reflect our exposure to credit risk. The Bank undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. At March 31, 2023, the Company had a reserve for unfunded lending commitments totaling $32.0 million.

The following table shows the commitments to extend credit and letters of credit at March 31, 2023 according to expiration date.

		Expiration Date
		Less than	1-3	3-5	More than
($ in thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$10,285,535	$3,948,624	$2,809,683	$2,689,948	$837,280
Letters of credit	430,026	360,265	69,513	248	—
Total	$10,715,561	$4,308,889	$2,879,196	$2,690,196	$837,280

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no material changes or developments during the reporting period with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2022.

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

The following table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in rates at March 31, 2023. Shifts are measured in 100 basis point increments in a range from -500 to +500 basis points from base case, with -200 through +300 basis points presented in the table below. Our interest rate sensitivity modeling incorporates a number of assumptions including loan and deposit repricing characteristics, the rate of loan prepayments and other factors such as loan floors and the impact of off-balance sheet hedges. The base scenario assumes that the current interest rate environment is held constant over a 24-month forecast period and is the scenario to which all others are compared in order to measure the change in net interest income. Policy limits on the change in net interest income under a variety of interest rate scenarios are approved by the Board of Directors. All policy scenarios assume a static volume forecast where the balance sheet is held constant, although other scenarios are modeled.

	Estimated Increase
	(Decrease) in NII
Change in Interest Rates	Year 1	Year 2
(basis points)
-200	-7.75%	-11.49%
-100	-3.56%	-5.44%
+100	3.29%	5.02%
+200	6.38%	9.73%
+300	9.40%	14.33%

The results indicate a general asset sensitivity across most scenarios driven primarily by repricing in variable rate loans and a funding mix which includes a large percentage of non-interest bearing and lower rate sensitive deposits. As rates have risen over the past year, the funding mix has experienced a shift to more rate sensitive deposit and wholesale funding which has resulted in a lower Net Interest Income at risk measurements compared to recent years. When deemed prudent, management has taken actions to mitigate exposure to interest rate risk with on-or off-balance sheet financial instruments and intends to do so in the future. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes.

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

LIBOR Transition

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (LIBOR). In November 2020, the administrator of LIBOR announced it will consult on its intention to extend the retirement date of certain offered rates whereby the publication of the one week and two month LIBOR offered rates will cease after December 31, 2021; but, the publication of the remaining LIBOR offered rates will continue until June 30, 2023. The Company discontinued the use of LIBOR for new contracts after December 31, 2021, with limited exceptions as permitted by regulatory guidance and internal policy.

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

The Bank has adopted several replacement benchmarks to use in place of LIBOR benchmark rates, including Chicago Mercantile Exchange Inc. (CME) Term SOFR, FRB-NY SOFR and AMERIBOR as the primary rates. The replacement benchmark rates adopted by the Bank have been affirmed to comply with the 19 principles set forth by the International Organization of Securities Commissions (IOSCO) for Financial Benchmarks, and it further provides the Bank confidence these replacement benchmarks are based on transparent, market-based transactions. The Bank began using these replacement benchmarks towards the end of the third quarter of 2021. In the first quarter of 2023, the Company converted all of its LIBOR based cash flow hedges to SOFR with limited financial impact or cost.

We continue to have a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR has resulted in and could continue to result in added costs and employee efforts and could present additional risk. Since alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Even with provisions allowing for designation of alternative benchmarks or “fallback” provisions, the discontinuance of LIBOR could result in customer uncertainty and disputes arising as a consequence of the transition from LIBOR. All of this could result in damage to our reputation and loss of customers.

At March 31, 2023, approximately 16% of our loan portfolio consisted of variable rate loans tied to LIBOR, along with related derivatives and other financial instruments.

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective.

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended March 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company, including subsidiaries, is party to various legal proceedings arising in the ordinary course of business. We do not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on our consolidated financial position or liquidity.

Item 1A. Risk Factors

There were no changes to the risk factors that were previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, except for the addition of the item below.

Recent negative developments in the banking industry could adversely affect our current and projected business operations and our financial condition and results of operations.

The recent bank failures and related negative media attention have generated significant market trading volatility among publicly traded bank holding companies and, in particular, regional banks like the Company. These developments have negatively impacted customer confidence in regional banks, which could prompt customers to maintain their deposits with larger financial institutions. Further, competition for deposits has increased in recent periods, and the cost of funding has similarly increased, putting pressure on our net interest margin and results of operation.

The FDIC estimates that the two recent failures of Silicon Valley Bank and Signature Bank resulted in losses of approximately $22.5 billion, of which $19.2 billion is attributable to the protection of uninsured depositors under the Systemic Risk Exception. Federal law requires that any losses to the FDIC’s Deposit Insurance Fund related to this action be repaid by a special assessment on banks. The impact of the assessment to the Company for these failures or any potential future failures is not yet known, but is expected to negatively impact operating results.

The risks described herein and in our Annual Report on 10-K may not be the only risks we face. Additional risks and uncertainties not currently known to us or that are currently considered to not be material also may materially adversely affect our business, financial condition, and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has in place a Board approved stock buyback program whereby the Company is authorized to repurchase up to 4.3 million shares of its common stock through the program’s expiration date of December 31, 2024. The program allows the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions. Following is a summary of repurchases during the three months ended March 31, 2023.

	Total number of shares or units purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under such plans or programs
January 1, 2023 - January 31, 2023	—	$—	—	4,297,000
February 1, 2023 - February 28, 2023	—	$—	—	4,297,000
March 1, 2023 - March 31, 2023	—	$—	—	4,297,000
	—	$—	—

Item 6. Exhibits

(a) Exhibits:

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Hancock Whitney Corporation		8-K	3.1	5/1/2020
3.2	Second Amended and Restated Bylaws of Hancock Whitney Corporation		8-K	3.2	5/1/2020
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File	X

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

May 4, 2023