Form 10-Q
period 2023-06-30
HANCOCK WHITNEY CORP
filed 2023-08-04
CIK 750577

*

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

86,125,500 common shares were outstanding at July 31, 2023.

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

TDR – troubled debt restructuring, as defined by accounting guidance that was superseded effective January 1, 2023

TSR – total shareholder return

U.S. Treasury – The United States Department of the Treasury

Part I. Financial Information

Item 1. Financial Statements

Hancock Whitney Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except per share data)	2023	2022
ASSETS
Cash and due from banks	$563,736	$564,459
Interest-bearing bank deposits	673,650	323,332
Federal funds sold	513	728
Securities available for sale, at fair value (amortized cost of $6,151,183 and $6,310,214)	5,414,689	5,556,041
Securities held to maturity (fair value of $2,540,256 and $2,615,398 )	2,780,990	2,852,495
Loans held for sale (includes $24,163 and $10,843 measured at fair value)	55,902	26,385
Loans	23,789,886	23,114,046
Less: allowance for loan losses	(314,496)	(307,789)
Loans, net	23,475,390	22,806,257
Property and equipment, net of accumulated depreciation of $310,257 and $303,451	326,534	328,605
Right of use assets, net of accumulated amortization of $49,510 and $44,901	106,399	96,884
Prepaid expenses	58,762	44,632
Other real estate and foreclosed assets, net	2,174	2,017
Accrued interest receivable	141,442	131,849
Goodwill	855,453	855,453
Other intangible assets, net	50,122	56,193
Life insurance contracts	740,626	729,774
Funded pension assets, net	216,149	216,818
Deferred tax asset, net	200,910	211,418
Other assets	546,707	380,485
Total assets	$36,210,148	$35,183,825
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$12,171,817	$13,645,113
Interest-bearing	17,871,684	15,425,236
Total deposits	30,043,501	29,070,349
Short-term borrowings	1,629,538	1,871,271
Long-term debt	236,241	242,077
Accrued interest payable	35,639	9,935
Lease liabilities	125,750	116,422
Other liabilities	585,003	531,143
Total liabilities	32,655,672	31,841,197
Stockholders' equity:
Common stock	309,513	309,513
Capital surplus	1,727,745	1,716,884
Retained earnings	2,280,004	2,088,413
Accumulated other comprehensive loss, net	(762,786)	(772,182)
Total stockholders' equity	3,554,476	3,342,628
Total liabilities and stockholders' equity	$36,210,148	$35,183,825
Preferred shares authorized (par value of $20.00 per share)	50,000	50,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	92,947	92,947
Common shares outstanding	86,123	85,941

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Interest income:
Loans, including fees	$341,456	$207,163	$656,057	$399,913
Loans held for sale	365	443	660	1,134
Securities-taxable	47,501	39,015	95,147	76,179
Securities-tax exempt	4,728	4,718	9,449	9,373
Short-term investments	11,223	3,525	16,563	5,051
Total interest income	405,273	254,864	777,876	491,650
Interest expense:
Deposits	102,535	5,051	166,986	8,829
Short-term borrowings	25,733	959	45,796	2,378
Long-term debt	3,094	3,122	6,189	6,248
Total interest expense	131,362	9,132	218,971	17,455
Net interest income	273,911	245,732	558,905	474,195
Provision for credit losses	7,633	(9,761)	13,653	(32,288)
Net interest income after provision for credit losses	266,278	255,493	545,252	506,483
Noninterest income:
Service charges on deposit accounts	21,491	20,495	42,113	42,169
Trust fees	17,393	17,309	34,127	32,588
Bank card and ATM fees	20,982	21,870	41,703	42,266
Investment and annuity fees and insurance commissions	8,241	8,001	17,108	15,428
Secondary mortgage market operations	2,299	2,990	4,467	6,736
Securities transactions, net	—	—	—	(87)
Other income	12,819	14,988	24,037	29,985
Total noninterest income	83,225	85,653	163,555	169,085
Noninterest expense:
Compensation expense	94,121	94,155	186,524	180,148
Employee benefits	20,743	21,015	43,663	42,418
Personnel expense	114,864	115,170	230,187	222,566
Net occupancy expense	12,707	12,225	24,913	23,905
Equipment expense	5,043	4,703	9,779	9,570
Data processing expense	29,562	26,169	57,744	50,408
Professional services expense	8,915	8,423	18,046	16,216
Amortization of intangible assets	2,957	3,586	6,071	7,334
Deposit insurance and regulatory fees	6,463	3,503	12,383	7,243
Other real estate and foreclosed assets income, net	(282)	(88)	(127)	(1,852)
Other expense	21,909	13,406	44,026	31,646
Total noninterest expense	202,138	187,097	403,022	367,036
Income before income taxes	147,365	154,049	305,785	308,532
Income taxes expense	29,571	32,614	61,524	63,619
Net income	$117,794	$121,435	$244,261	$244,913
Earnings per common share-basic	$1.35	$1.39	$2.81	$2.79
Earnings per common share-diluted	$1.35	$1.38	$2.80	$2.78
Dividends paid per share	$0.30	$0.27	$0.60	$0.54
Weighted average shares outstanding-basic	86,096	86,067	86,057	86,362
Weighted average shares outstanding-diluted	86,370	86,354	86,350	86,654

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2023	2022	2023	2022
Net income	$117,794	$121,435	$244,261	$244,913
Other comprehensive income (loss) before income taxes:
Net change in unrealized loss on securities available for sale cash flow hedges and equity method investment	(103,503)	(203,551)	(2,559)	(594,455)
Reclassification of (income) or loss realized and included in earnings	11,245	(5,570)	20,765	(9,408)
Other valuation adjustments to employee benefit plans	(5,685)	(7,987)	(7,521)	(7,987)
Amortization of unrealized net loss on securities transferred to held to maturity	428	266	922	527
Other comprehensive income (loss) before income taxes	(97,515)	(216,842)	11,607	(611,323)
Income tax expense (benefit)	(22,194)	(48,941)	2,211	(138,081)
Other comprehensive income (loss) net of income taxes	(75,321)	(167,901)	9,396	(473,242)
Comprehensive income (loss)	$42,473	$(46,466)	$253,657	$(228,329)

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended June 30, 2023 and 2022					Accumulated
	Common Stock				Other
(in thousands, except parenthetical share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Loss	Total
Balance, March 31, 2023	92,947	$309,513	$1,720,623	$2,188,561	$(687,465)	$3,531,232
Net income	—	—	—	117,794	—	117,794
Other comprehensive loss	—	—	—	—	(75,321)	(75,321)
Comprehensive income	—	—	—	117,794	(75,321)	42,473
Cash dividends declared ($0.30 per common share)	—	—	—	(26,392)	—	(26,392)
Common stock activity, long-term incentive plans	—	—	6,123	41	—	6,164
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	999	—	—	999
Balance, June 30, 2023	92,947	$309,513	$1,727,745	$2,280,004	$(762,786)	$3,554,476
Balance, March 31, 2022	92,947	$309,513	$1,742,021	$1,758,693	$(359,276)	$3,450,951
Net income	—	—	—	121,435	—	121,435
Other comprehensive loss	—	—	—	—	(167,901)	(167,901)
Comprehensive loss	—	—	—	121,435	(167,901)	(46,466)
Cash dividends declared ($0.27 per common share)	—	—	—	(23,672)	—	(23,672)
Common stock activity, long-term incentive plans	—	—	5,957	33	—	5,990
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	919	—	—	919
Repurchase of common stock (804,368 shares)	—	—	(37,999)	—	—	(37,999)
Balance, June 30, 2022	92,947	$309,513	$1,710,898	$1,856,489	$(527,177)	$3,349,723

Six Months Ended June 30, 2023 and 2022					Accumulated
	Common Stock				Other
(in thousands, except parenthetical share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Loss	Total
Balance, December 31, 2022	92,947	$309,513	$1,716,884	$2,088,413	$(772,182)	$3,342,628
Net income	—	—	—	244,261	—	244,261
Other comprehensive income	—	—	—	—	9,396	9,396
Comprehensive income	—	—	—	244,261	9,396	253,657
Dividends declared ($0.60 per common share)	—	—	—	(52,779)	—	(52,779)
Common stock activity, long-term incentive plans	—	—	8,927	109	—	9,036
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	1,934	—	—	1,934
Balance, June 30, 2023	92,947	$309,513	$1,727,745	$2,280,004	$(762,786)	$3,554,476
Balance, December 31, 2021	92,947	$309,513	$1,755,701	$1,659,073	$(53,935)	$3,670,352
Net income	—	—	—	244,913	—	244,913
Other comprehensive loss	—	—	—	—	(473,242)	(473,242)
Comprehensive loss	—	—	—	244,913	(473,242)	(228,329)
Dividends declared ($0.54 per common share)	—	—	—	(47,581)	—	(47,581)
Common stock activity, long-term incentive plans	—	—	9,886	84	—	9,970
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	1,800	—	—	1,800
Repurchase of common stock (1,154,368 shares)	—	—	(56,489)	—	—	(56,489)
Balance, June 30, 2022	92,947	$309,513	$1,710,898	$1,856,489	$(527,177)	$3,349,723

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
($ in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$244,261	$244,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,514	14,814
Provision for credit losses	13,653	(32,288)
Gain on other real estate and foreclosed assets	(324)	(3,276)
Loss on sale of securities	—	87
Deferred tax expense	8,450	11,634
Increase in cash surrender value of life insurance contracts	(7,466)	(920)
Loss on disposal of assets	651	539
Net (increase) decrease in loans held for sale	(29,454)	43,329
Net amortization of securities premium/discount	9,674	21,311
Amortization of intangible assets	6,071	7,334
Stock-based compensation expense	12,194	11,379
Net change in derivative collateral liability	85,986	96,591
Net increase (decrease) in interest payable and other liabilities	6,547	(19,009)
(Increase) decrease in other assets	(146,238)	108,679
Other, net	(6,828)	(18,286)
Net cash provided by operating activities	214,691	486,831
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available for sale securities	—	73,219
Proceeds from maturities of securities available for sale	157,474	295,121
Purchases of securities available for sale	—	(383,398)
Proceeds from maturities of securities held to maturity	72,365	77,794
Purchases of securities held to maturity	(6,023)	(708,439)
Proceeds received upon termination of fair value hedge instruments	16,550	49,167
Net (increase) decrease in short-term investments	(350,103)	2,959,439
Net (purchases) redemption of Federal Home Loan Bank stock	(68,057)	37,423
Proceeds from sales of loans and leases	27,439	26,619
Net increase in loans	(718,348)	(808,525)
Purchase of life insurance contracts	—	(65,000)
Purchases of property and equipment	(18,273)	(18,212)
Proceeds from sales of other real estate and foreclosed assets	1,420	9,378
Other, net	(7,594)	4,277
Net cash provided by (used in) investing activities	(893,150)	1,548,863
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	973,152	(599,465)
Net decrease in short-term borrowings	(241,733)	(1,035,050)
Repayments of long-term debt	—	(480)
Dividends paid	(52,350)	(47,365)
Payroll tax remitted on net share settlement of equity awards	(3,267)	(1,799)
Proceeds from exercise of stock options	—	227
Proceeds from dividend reinvestment and stock purchase plans	1,934	1,800
Repurchase of common stock	—	(56,489)
Net cash provided by (used in) financing activities	677,736	(1,738,621)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(723)	297,073
CASH AND DUE FROM BANKS, BEGINNING	564,459	401,201
CASH AND DUE FROM BANKS, ENDING	$563,736	$698,274
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$1,322	$118

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

Refer to Note 14 – Recent Accounting Pronouncements for further discussion of accounting standards adopted and issued but not yet adopted at June 30, 2023 and the anticipated impact to the Company’s financial statements.

2. Securities

The following tables set forth the amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities classified as available for sale and held to maturity at June 30, 2023 and December 31, 2022. Amortized cost of securities does not include accrued interest which is reflected in the accrued interest line item on the consolidated balance sheets totaling $28.7 million at June 30, 2023 and $29.1 million at December 31, 2022.

	June 30, 2023				December 31, 2022
		Gross	Gross			Gross	Gross
Securities Available for Sale	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
($ in thousands)	cost	gains	losses	value	cost	gains	losses	value
U.S. Treasury and government agency securities	$113,195	$—	$3,343	$109,852	$113,211	$—	$2,346	$110,865
Municipal obligations	205,306	40	4,841	200,505	207,014	59	3,981	203,092
Residential mortgage-backed securities	2,507,541	141	381,119	2,126,563	2,655,381	224	398,619	2,256,986
Commercial mortgage-backed securities	3,232,868	1,773	339,425	2,895,216	3,234,278	2,032	342,880	2,893,430
Collateralized mortgage obligations	68,773	—	6,043	62,730	76,830	—	6,242	70,588
Corporate debt securities	23,500	—	3,677	19,823	23,500	—	2,420	21,080
Total	$6,151,183	$1,954	$738,448	$5,414,689	$6,310,214	$2,315	$756,488	$5,556,041

	June 30, 2023				December 31, 2022
		Gross	Gross			Gross	Gross
Securities Held to Maturity	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
($ in thousands)	cost	gains	losses	value	cost	gains	losses	value
U.S. Treasury and government agency securities	$422,789	$96	$49,405	$373,480	$426,454	$21	$49,044	$377,431
Municipal obligations	683,143	669	26,561	657,251	698,908	753	26,558	673,103
Residential mortgage-backed securities	694,693	—	71,754	622,939	734,478	—	72,532	661,946
Commercial mortgage-backed securities	942,272	—	91,213	851,059	948,691	—	87,211	861,480
Collateralized mortgage obligations	38,093	—	2,566	35,527	43,964	—	2,526	41,438
Total	$2,780,990	$765	$241,499	$2,540,256	$2,852,495	$774	$237,871	$2,615,398

The following tables present the amortized cost and fair value of debt securities available for sale and held to maturity at June 30, 2023 by contractual maturity. Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateralized mortgage obligations.

Debt Securities Available for Sale	Amortized	Fair
($ in thousands)	cost	value
Due in one year or less	$2,667	$2,607
Due after one year through five years	1,007,425	951,597
Due after five years through ten years	3,021,049	2,693,028
Due after ten years	2,120,042	1,767,457
Total available for sale debt securities	$6,151,183	$5,414,689

Debt Securities Held to Maturity	Amortized	Fair
($ in thousands)	cost	value
Due in one year or less	$6,636	$6,478
Due after one year through five years	665,030	629,029
Due after five years through ten years	836,716	768,352
Due after ten years	1,272,608	1,136,397
Total held to maturity securities	$2,780,990	$2,540,256

The Company held no securities classified as trading at June 30, 2023 and December 31, 2022.

The following table presents the proceeds from, gross gains on, and gross losses on sales of securities during the six months ended June 30, 2023 and 2022. Net gains or losses are reflected in the "Securities transactions, net" line item on the Consolidated Statements of Income.

	Six Months Ended June 30,
($ in thousands)	2023	2022
Proceeds	$—	$73,219
Gross gains	—	—
Gross losses	—	87
Net loss	$—	$(87)

Securities with carrying values totaling $4.7 billion and $4.9 billion were pledged as collateral at June 30, 2023 and December 31, 2022, respectively, primarily to secure public deposits or securities sold under agreements to repurchase and as collateral for an available line of credit with the Federal Reserve Bank.

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

The fair value and gross unrealized losses for securities classified as available for sale with unrealized losses for the periods indicated follow.

Available for Sale
June 30, 2023	Losses < 12 months		Losses 12 months or >		Total
($ in thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury and government agency securities	$101,949	$1,770	$7,903	$1,573	$109,852	$3,343
Municipal obligations	114,411	2,165	84,699	2,676	199,110	4,841
Residential mortgage-backed securities	131,220	6,308	1,989,035	374,811	2,120,255	381,119
Commercial mortgage-backed securities	275,914	16,436	2,567,305	322,989	2,843,219	339,425
Collateralized mortgage obligations	—	—	62,730	6,043	62,730	6,043
Corporate debt securities	1,690	310	17,633	3,367	19,323	3,677
Total	$625,184	$26,989	$4,729,305	$711,459	$5,354,489	$738,448

Available for Sale
December 31, 2022	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
($ in thousands)	value	losses	value	losses	value	losses
U.S. Treasury and government agency securities	$102,607	754	$8,258	$1,592	$110,865	$2,346
Municipal obligations	192,334	3,981	—	—	192,334	3,981
Residential mortgage-backed securities	636,060	49,790	1,611,832	348,829	2,247,892	398,619
Commercial mortgage-backed securities	1,489,974	114,195	1,351,530	228,685	2,841,504	342,880
Collateralized mortgage obligations	41,703	3,275	28,884	2,967	70,587	6,242
Corporate debt securities	13,194	1,306	7,386	1,114	20,580	2,420
Total	$2,475,872	$173,301	$3,007,890	$583,187	$5,483,762	$756,488

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

The fair value and gross unrealized losses for securities classified as held to maturity with unrealized losses for the periods indicated follow.

Held to maturity
June 30, 2023	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
($ in thousands)	value	losses	value	losses	value	losses
U.S. Treasury and government agency securities	$63,206	$3,175	$295,332	$46,230	$358,538	$49,405
Municipal obligations	429,205	5,865	192,626	20,696	621,831	26,561
Residential mortgage-backed securities	215,171	12,457	407,768	59,297	622,939	71,754
Commercial mortgage-backed securities	119,234	6,908	731,825	84,305	851,059	91,213
Collateralized mortgage obligations	—	—	35,527	2,566	35,527	2,566
Total	$826,816	$28,405	$1,663,078	$213,094	$2,489,894	$241,499

Held to maturity
December 31, 2022	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
($ in thousands)	value	losses	value	losses	value	losses
U.S. Treasury and government agency securities	$145,893	$13,245	$226,499	$35,799	$372,392	$49,044
Municipal obligations	560,288	8,878	64,346	17,680	624,634	26,558
Residential mortgage-backed securities	391,146	30,515	270,800	42,017	661,946	72,532
Commercial mortgage-backed securities	697,827	56,899	163,653	30,312	861,480	87,211
Collateralized mortgage obligations	41,438	2,526	—	—	41,438	2,526
Total	$1,836,592	$112,063	$725,298	$125,808	$2,561,890	$237,871

As of June 30, 2023 and December 31, 2022, the Company had 769 and 757 securities, respectively, with market values below their cost basis. There were no material unrealized losses related to the marketability of the securities or the issuer’s ability to meet contractual obligations. In all cases, the indicated impairment on these debt securities would be recovered no later than the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. The unrealized losses were deemed to be materially non-credit related at June 30, 2023 and December 31, 2022. The Company has adequate liquidity and, therefore, neither plans to nor expects to be required to liquidate these securities before recovery of the amortized cost basis.

3. Loans and Allowance for Credit Losses

The Company generally makes loans in its market areas of south and central Mississippi; southern and central Alabama; northwest, central and south Louisiana; the northern, central and panhandle regions of Florida; certain areas of east and northeast Texas, including Houston, Dallas, Austin, and San Antonio; and the metropolitan areas of Nashville, Tennessee and Atlanta, Georgia.

Loans, net of unearned income, by portfolio are presented at amortized cost basis in the table below. Amortized cost does not include accrued interest, which is reflected in the accrued interest line item in the Consolidated Balance Sheets, totaling $108.5 million and $100.2 million at June 30, 2023 and December 31, 2022, respectively. The following table presents loans, net of unearned income, by portfolio class at June 30, 2023 and December 31, 2022.

	June 30,	December 31,
($ in thousands)	2023	2022
Commercial non-real estate	$10,113,932	$10,146,453
Commercial real estate - owner occupied	3,058,829	3,033,058
Total commercial and industrial	13,172,761	13,179,511
Commercial real estate - income producing	3,762,428	3,560,991
Construction and land development	1,768,252	1,703,592
Residential mortgages	3,581,514	3,092,605
Consumer	1,504,931	1,577,347
Total loans	$23,789,886	$23,114,046

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

Allowance for Credit Losses

The calculation of the allowance for credit losses is performed using two primary approaches: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated. The allowance for credit losses was developed using multiple Moody’s Analytics (“Moody’s") macroeconomic forecasts applied to internally developed credit models for a two year reasonable and supportable period. The following tables present activity in the allowance for credit losses (ACL) by portfolio class for the six months ended June 30, 2023 and 2022, as well as the corresponding recorded investment in loans at the end of each period.

		Commercial	Total	Commercial
	Commercial	real estate-	commercial	real estate-	Construction
	non-real	owner	and	income	and land	Residential
($ in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total
	Six Months Ended June 30, 2023
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$96,461	$48,284	$144,745	$71,961	$30,498	$32,464	$28,121	$307,789
Charge-offs	(7,503)	—	(7,503)	(73)	(72)	(28)	(6,912)	(14,588)
Recoveries	2,694	350	3,044	10	6	480	1,953	5,493
Net provision for loan losses	4,543	(2,339)	2,204	5,243	912	3,681	3,762	15,802
Ending balance - allowance for loan losses	$96,195	$46,295	$142,490	$77,141	$31,344	$36,597	$26,924	$314,496
Reserve for unfunded lending commitments:
Beginning balance	$4,984	$302	$5,286	$1,395	$25,110	$31	$1,487	$33,309
Provision for losses on unfunded commitments	12	27	39	28	(2,227)	(8)	19	(2,149)
Ending balance - reserve for unfunded lending commitments	4,996	329	5,325	1,423	22,883	23	1,506	31,160
Total allowance for credit losses	$101,191	$46,624	$147,815	$78,564	$54,227	$36,620	$28,430	$345,656
Allowance for loan losses:
Individually evaluated	$7,501	$—	$7,501	$—	$—	$—	$—	$7,501
Collectively evaluated	88,694	46,295	134,989	77,141	31,344	36,597	26,924	306,995
Allowance for loan losses	$96,195	$46,295	$142,490	$77,141	$31,344	$36,597	$26,924	$314,496
Reserve for unfunded lending commitments:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	4,996	329	5,325	1,423	22,883	23	1,506	31,160
Reserve for unfunded lending commitments:	$4,996	$329	$5,325	$1,423	$22,883	$23	$1,506	$31,160
Total allowance for credit losses	$101,191	$46,624	$147,815	$78,564	$54,227	$36,620	$28,430	$345,656
Loans:
Individually evaluated	$35,697	$675	$36,372	$—	$—	$1,135	$—	$37,507
Collectively evaluated	10,078,235	3,058,154	13,136,389	3,762,428	1,768,252	3,580,379	1,504,931	23,752,379
Total loans	$10,113,932	$3,058,829	$13,172,761	$3,762,428	$1,768,252	$3,581,514	$1,504,931	$23,789,886

In arriving at the June 30, 2023 allowance for credit losses, the Company weighted the June 2023 baseline economic forecast, which Moody’s defines as the “most likely outcome” based on current conditions and its view of where the economy is headed, with a 40% probability. The June 2023 baseline scenario maintains a somewhat optimistic outlook in its assumptions surrounding the drivers of economic growth, including its expectations of the effectiveness of the Federal Reserve's monetary policy in easing inflationary conditions, though at a slower pace than previously forecasted. The baseline forecast includes sustained economic growth with forecasted annual GDP growth of 1.6%, 1.4% and 2.4% in 2023, 2024 and 2025, respectively, and only a modest increase in unemployment, forecasted at 3.6%, 4.1% and 4.2% for 2023, 2024 and 2025, respectively. This forecast scenario assumes the 10-year U.S. treasury rate will peak in the second quarter of 2024, to approximately 4%. The baseline forecast also assumes the recent bank failures are not considered symptomatic of a serious broader problem and do not weaken the financial system or the economy. Management determined that assumptions provided for in the downside slower near-term growth/mild recessionary scenario (S-2) were also reasonably possible and weighted that scenario as more likely than the baseline at 60%. The S-2 scenario assumes that interest rates remain elevated, global supply chain issues keep inflation elevated and the recent bank failures reduce consumer confidence and cause banks to tighten lending standards. This leads to a mild recession that starts in the third quarter of 2023 lasting three quarters, with the stock market contracting 22%. The S-2 scenario includes forecasted annual GDP growth of 1.2%, 0.3% and 3.0% in 2023, 2024 and 2025, respectively, and unemployment of 4.2%, 6.1% and 4.6% in 2023, 2024 and 2025, respectively.

While economic uncertainty continues, including the possibility of a recession in the near-term, the credit loss outlook on the loan portfolio as a whole has not changed materially since year-end. The modest increase in the allowance for the six months ended June

30, 2023 considers continued loan growth, higher individually evaluated loan reserves on our nonaccrual portfolio and a relatively stable economic outlook, with some modest shifts between portfolios and a marginally lower reserve coverage to total loans.

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

The release of credit reserves across most portfolios during the six months ended June 30, 2022 reflected positive economic indicators in our market, continued improvement in our asset quality metrics, and a sustained period of minimal credit losses. In arriving at the allowance for credit losses at June 30, 2022, the Company weighted the baseline economic forecast at 25% and the downside slower near-term growth scenario S-2 at 75%.

Nonaccrual loans and certain reportable modified loan disclosures

The following table shows the composition of nonaccrual loans and those without an allowance for loan loss, by portfolio class.

	June 30, 2023		December 31, 2022
($ in thousands)	Total nonaccrual	Nonaccrual without allowance for loan loss	Total nonaccrual	Nonaccrual without allowance for loan loss
Commercial non-real estate	$40,268	$10,256	$4,020	$941
Commercial real estate - owner occupied	2,295	675	1,461	692
Total commercial and industrial	42,563	10,931	5,481	1,633
Commercial real estate - income producing	356	—	1,240	1,174
Construction and land development	370	—	309	—
Residential mortgages	27,458	1,135	25,269	1,884
Consumer	7,473	—	6,692	—
Total loans	$78,220	$12,066	$38,991	4,691

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

Nonaccrual loans include reportable nonaccruing modified loans to borrowers experiencing financial difficulty (“MEFDs”) totaling $1.6 million at June 30, 2023 and loans modified in troubled debt restructurings (“TDRs”) totaling $2.6 million at December 31, 2022. Total reportable MEFDs, both accruing and nonaccruing, were $2.6 million at June 30, 2023 and total TDRs were $4.5 million at

December 31, 2022. At June 30, 2023 and December 31, 2022, the Company had no unfunded commitments to borrowers whose loan terms have been modified as a reportable MEFD or TDR, respectively.

The tables below provides detail by portfolio class for reportable MEFDs entered into during the three and six months ended June 30, 2023.

	Three Months Ended June 30, 2023
	Term extension		Payment delay		Term extensions and payment delay
($ in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Commercial non-real estate	$900	0.01%	$100	0.00%	$907	0.01%
Commercial real estate - owner occupied	—	—	—	—	675	0.02%
Total commercial and industrial	900	0.01%	100	0.00%	1,582	0.01%
Commercial real estate - income producing	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total reportable modified loans	$900	0.00%	$100	0.00%	$1,582	0.01%

	Six Months Ended June 30, 2023
	Term extension		Payment delay		Term extensions and payment delay
($ in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Commercial non-real estate	$909	0.01%	$100	0.00%	$907	0.01%
Commercial real estate - owner occupied	—	—	—	—	675	0.02%
Total commercial and industrial	909	0.01%	100	0.00%	1,582	0.01%
Commercial real estate - income producing	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total reportable modified loans	$909	0.00%	$100	0.00%	$1,582	0.01%

Reportable modifications to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023 consisted of term extensions ranging from three months to four months and one month to five years, respectively; and payment delays of four to six months for both periods. The reported term extensions and payment delays were considered more than insignificant as they exceeded six months when considering other modifications made in the past twelve months. As of June 30, 2023, all reportable MEFDs had a payment status of current. There were no post modification payment defaults within the three or six months period ended June 30, 2023. A payment default occurs if the loan is either 90 days or more delinquent or has been charged off as of the end of the period presented.

During the three months ended June 30, 2022 one residential mortgage loan and one consumer loan with pre and post modification balances totaling less than $0.1 million were classified as TDRs. During the six months ended June 30, 2022, three residential mortgage loans and three consumer loans with pre and post modification balances totaling $0.2 million were classified as TDRs. The TDRs modified during the six months ended June 30, 2022, included $0.1 million of loans with interest rate reduction and $0.1 million with other modifications. Three commercial non-real estate loans totaling $3.1 million that defaulted during the six months period ended June 30, 2022 had been modified in a TDR during the twelve months prior to default.

Aging Analysis

The tables below present the aging analysis of past due loans by portfolio class at June 30, 2023 and December 31, 2022.

June 30, 2023	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
($ in thousands)
Commercial non-real estate	$26,086	$15,244	$29,531	$70,861	$10,043,071	$10,113,932	$742
Commercial real estate - owner occupied	2,448	21,404	3,332	27,184	3,031,645	3,058,829	2,966
Total commercial and industrial	28,534	36,648	32,863	98,045	13,074,716	13,172,761	3,708
Commercial real estate - income producing	18,104	172	1,535	19,811	3,742,617	3,762,428	1,237
Construction and land development	666	375	184	1,225	1,767,027	1,768,252	53
Residential mortgages	6,046	9,231	19,920	35,197	3,546,317	3,581,514	1,538
Consumer	9,797	3,036	4,462	17,295	1,487,636	1,504,931	1,016
Total	$63,147	$49,462	$58,964	$171,573	$23,618,313	$23,789,886	$7,552

December 31, 2022	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
($ in thousands)
Commercial non-real estate	$4,050	$21,329	$3,418	$28,797	$10,117,656	$10,146,453	$996
Commercial real estate - owner occupied	19,069	3,346	1,894	24,309	3,008,749	3,033,058	1,623
Total commercial and industrial	23,119	24,675	5,312	53,106	13,126,405	13,179,511	2,619
Commercial real estate - income producing	879	—	1,174	2,053	3,558,938	3,560,991	—
Construction and land development	4,029	242	133	4,404	1,699,188	1,703,592	54
Residential mortgages	28,208	11,056	17,346	56,610	3,035,995	3,092,605	293
Consumer	8,845	2,806	4,407	16,058	1,561,289	1,577,347	1,619
Total	$65,080	$38,779	$28,372	$132,231	$22,981,815	$23,114,046	$4,585

Credit Quality Indicators

The following tables present the credit quality indicators by segment and portfolio class of loans at June 30, 2023 and December 31, 2022. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process.

	June 30, 2023
($ in thousands)	Commercial non-real estate	Commercial real estate - owner- occupied	Total commercial and industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$9,641,587	$2,944,869	$12,586,456	$3,637,979	$1,757,523	$17,981,958
Pass-Watch	254,542	55,424	309,966	100,027	9,280	419,273
Special Mention	49,664	5,575	55,239	18,422	890	74,551
Substandard	168,139	52,961	221,100	6,000	559	227,659
Doubtful	—	—	—	—	—	—
Total	$10,113,932	$3,058,829	$13,172,761	$3,762,428	$1,768,252	$18,703,441

	December 31, 2022
($ in thousands)	Commercial non-real estate	Commercial real estate - owner- occupied	Total commercial and industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$9,641,117	$2,912,057	$12,553,174	$3,440,648	$1,690,756	$17,684,578
Pass-Watch	284,843	49,093	333,936	111,587	12,097	457,620
Special Mention	79,980	6,267	86,247	3,810	196	90,253
Substandard	140,513	65,641	206,154	4,946	543	211,643
Doubtful	—	—	—	—	—	—
Total	$10,146,453	$3,033,058	$13,179,511	$3,560,991	$1,703,592	$18,444,094

	June 30, 2023			December 31, 2022
($ in thousands)	Residential mortgage	Consumer	Total	Residential mortgage	Consumer	Total
Performing	$3,554,056	$1,497,458	$5,051,514	$3,066,319	$1,570,186	$4,636,505
Nonperforming	27,458	7,473	34,931	26,286	7,161	33,447
Total	$3,581,514	$1,504,931	$5,086,445	$3,092,605	$1,577,347	$4,669,952

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
•
Loss – credits that are considered uncollectable and are charged off promptly once so classified.

Residential and Consumer:

•
Performing – accruing loans.
•
Nonperforming – loans for which there are good reasons to doubt that payments will be made in full. Nonperforming loans include all loans with nonaccrual status and, prior to January 1, 2023, all loans that were modified in a troubled debt restructuring.

Vintage Analysis

The following tables present credit quality disclosures of amortized cost by portfolio class and vintage for term loans and by revolving and revolving converted to amortizing at June 30, 2023 and December 31, 2022. The Company defines vintage as the later of origination, renewal or modification date. The gross charge-offs presented in the table are for the six months ended June 30, 2023.

	Term Loans							Revolving Loans
June 30, 2023	Amortized Cost Basis by Origination Year						Revolving	Converted to
($ in thousands)	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
Commercial Non-Real Estate:
Pass	$933,613	$2,143,997	$1,279,430	$574,614	$459,156	$984,492	$3,189,964	$76,321	$9,641,587
Pass-Watch	25,996	43,916	31,946	8,621	5,795	50,105	76,553	11,610	254,542
Special Mention	374	9,178	13,290	1,494	3,503	928	15,551	5,346	49,664
Substandard	25,344	16,040	13,076	29,987	20,553	11,815	46,867	4,457	168,139
Doubtful	—	—	—	—	—	—	—	—	—
Total	$985,327	$2,213,131	$1,337,742	$614,716	$489,007	$1,047,340	$3,328,935	$97,734	$10,113,932
Gross Charge-offs	$123	$765	$365	$560	$52	$75	$4,401	$1,162	$7,503
Commercial Real Estate - Owner Occupied:
Pass	$202,261	$669,168	$622,617	$521,183	$301,412	$584,480	$31,077	$12,671	$2,944,869
Pass-Watch	3,561	7,360	4,715	2,850	18,987	17,091	860	—	55,424
Special Mention	574	—	—	665	—	3,961	375	—	5,575
Substandard	18,630	7,127	636	7,364	4,663	13,337	1,204	—	52,961
Doubtful	—	—	—	—	—	—	—	—	—
Total	$225,026	$683,655	$627,968	$532,062	$325,062	$618,869	$33,516	$12,671	$3,058,829
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate - Income Producing:
Pass	$257,809	$885,797	$921,288	$672,062	$369,717	$416,420	$64,297	$50,589	$3,637,979
Pass-Watch	12,061	2,308	347	59,456	22,591	2,564	300	400	100,027
Special Mention	18,054	—	—	—	—	368	—	—	18,422
Substandard	3,652	378	298	1,237	8	427	—	—	6,000
Doubtful	—	—	—	—	—	—	—	—	—
Total	$291,576	$888,483	$921,933	$732,755	$392,316	$419,779	$64,597	$50,989	$3,762,428
Gross Charge-offs	$73	$—	$—	$—	$—	$—	$—	$—	$73
Construction and Land Development:
Pass	$225,757	$837,674	$461,103	$89,496	$6,823	$22,374	$109,044	$5,252	$1,757,523
Pass-Watch	4,967	1,343	1,455	95	480	556	384	—	9,280
Special Mention	703	—	—	—	187	—	—	—	890
Substandard	—	51	46	—	11	451	—	—	559
Doubtful	—	—	—	—	—	—	—	—	—
Total	$231,427	$839,068	$462,604	$89,591	$7,501	$23,381	$109,428	$5,252	$1,768,252
Gross Charge-offs	$—	$7	$54	$—	$—	$11	$—	$—	$72
Residential Mortgage:
Performing	$339,250	$695,785	$870,203	$508,117	$184,657	$952,450	$3,594	—	$3,554,056
Nonperforming	84	1,789	3,592	104	1,407	20,482	—	—	27,458
Total	$339,334	$697,574	$873,795	$508,221	$186,064	$972,932	$3,594	$—	$3,581,514
Gross Charge-offs	$—	$—	$—	$—	$—	$28	$—	$—	$28
Consumer Loans:
Performing	$49,014	$74,332	$47,360	$36,171	$44,841	$57,928	$1,180,993	$6,819	$1,497,458
Nonperforming	71	183	337	575	542	3,987	341	1,437	7,473
Total	$49,085	$74,515	$47,697	$36,746	$45,383	$61,915	$1,181,334	$8,256	$1,504,931
Gross Charge-offs	$85	$980	$650	$68	$314	$394	$3,694	$727	$6,912

	Term Loans							Revolving Loans
December 31, 2022	Amortized Cost Basis by Origination Year						Revolving	Converted to
($ in thousands)	2022	2021	2020	2019	2018	Prior	Loans	Term Loans	Total
Commercial Non-Real Estate:
Pass	$2,600,656	$1,450,689	$679,355	$569,842	$267,025	$763,122	$3,193,769	$116,659	$9,641,117
Pass-Watch	68,307	38,949	31,841	11,757	8,237	49,577	66,339	9,836	284,843
Special Mention	30,276	13,625	2,443	4,406	322	1,654	25,184	2,070	79,980
Substandard	29,667	13,807	11,766	21,667	12,792	1,250	39,213	10,351	140,513
Doubtful	—	—	—	—	—	—	—	—	—
Total	$2,728,906	$1,517,070	$725,405	$607,672	$288,376	$815,603	$3,324,505	$138,916	$10,146,453

Commercial Real Estate - Owner Occupied:
Pass	$630,121	$650,742	$537,849	$328,364	$265,437	$447,707	$46,730	$5,107	$2,912,057
Pass-Watch	7,129	5,299	3,743	13,301	10,872	7,706	893	150	49,093
Special Mention	—	—	544	822	1,231	3,670	—	—	6,267
Substandard	19,899	547	6,715	7,663	7,543	21,465	1,000	809	65,641
Doubtful	—	—	—	—	—	—	—	—	—
Total	$657,149	$656,588	$548,851	$350,150	$285,083	$480,548	$48,623	$6,066	$3,033,058

Commercial Real Estate - Income Producing:
Pass	$894,522	$795,378	$660,235	$420,435	$232,145	$317,446	$113,487	$7,000	$3,440,648
Pass-Watch	1,027	18,070	58,256	20,865	12,066	836	467	—	111,587
Special Mention	235	—	708	2,325	166	376	—	—	3,810
Substandard	415	—	2,785	8	1,240	498	—	—	4,946
Doubtful	—	—	—	—	—	—	—	—	—
Total	$896,199	$813,448	$721,984	$443,633	$245,617	$319,156	$113,954	$7,000	$3,560,991

Construction and Land Development:
Pass	$663,735	$711,731	$148,579	$9,198	$15,360	$10,854	$128,842	$2,457	$1,690,756
Pass-Watch	8,233	1,944	643	559	199	450	69	—	12,097
Special Mention	—	—	—	196	—	—	—	—	196
Substandard	35	55	—	12	61	380	—	—	543
Doubtful	—	—	—	—	—	—	—	—	—
Total	$672,003	$713,730	$149,222	$9,965	$15,620	$11,684	$128,911	$2,457	$1,703,592

Residential Mortgage:
Performing	$631,339	$694,104	$518,705	$192,431	$107,675	$918,918	$3,147	$—	$3,066,319
Nonperforming	1,058	2,434	716	1,196	2,080	18,802	—	—	26,286
Total	$632,397	$696,538	$519,421	$193,627	$109,755	$937,720	$3,147	$—	$3,092,605

Consumer Loans:
Performing	$103,742	$58,248	$45,641	$62,715	$41,559	$40,489	$1,212,958	$4,834	$1,570,186
Nonperforming	193	198	228	758	381	3,341	459	1,603	7,161
Total	$103,935	$58,446	$45,869	$63,473	$41,940	$43,830	$1,213,417	$6,437	$1,577,347
Residential Mortgage Loans in Process of Foreclosure

Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. Included in loans at June 30, 2023 and December 31, 2022 were $3.8 million and $4.9 million, respectively, of consumer loans secured by single family residential real estate that were in process of foreclosure. In addition to the single family residential real estate loans in process of foreclosure, the Company also held foreclosed single family residential properties in other real estate owned totaling $1.3 million at June 30, 2023 and $0.4 million at December 31, 2022.

Loans Held for Sale

Loans held for sale totaled $55.9 million and $26.4 million at June 30, 2023 and December 31, 2022, respectively. Loans held for sale is composed primarily of residential mortgage loans originated for sale in the secondary market. At June 30, 2023, residential mortgage loans carried at the fair value option totaled $24.2 million with an unpaid principal balance of $23.8 million. At December 31, 2022, residential mortgage loans carried at the fair value option totaled $10.8 million with an unpaid principal balance of $10.6 million. All other loans held for sale are carried at the lower of cost or market.

4. Short-Term Borrowings

The following table presents information concerning short-term borrowings at June 30, 2023 and December 31, 2022.

	June 30,	December 31,
($ in thousands)	2023	2022
Federal funds purchased:
Amount outstanding at period end	$400	$1,850
Weighted-average interest at period end	4.65%	3.90%
Securities sold under agreements to repurchase:
Amount outstanding at period end	$529,138	$444,421
Weighted-average interest at period end	1.25%	0.53%
FHLB borrowings:
Amount outstanding at period end	$1,100,000	$1,425,000
Weighted-average interest at period end	5.13%	4.70%

The following table presents information concerning short-term borrowings for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2023	2022	2023	2022
Federal funds purchased:
Average amount outstanding during period	$1,287	$2,735	$4,829	$2,562
Maximum amount at any month end during period	$400	$2,350	$1,850	$2,350
Weighted-average interest rate during period	5.17%	0.82%	5.12%	0.57%
Securities sold under agreements to repurchase:
Average amount outstanding during period	$497,940	$523,041	$472,001	$555,096
Maximum amount at any month end during period	$625,773	$518,014	$625,773	$640,592
Weighted-average interest rate during period	1.38%	0.08%	1.05%	0.07%
FHLB borrowings:
Average amount outstanding during period	$1,887,363	$698,407	$1,766,575	$898,099
Maximum amount at any month end during period	$3,000,000	$1,100,000	$3,100,000	$1,100,000
Weighted-average interest rate during period	5.10%	0.49%	4.93%	0.49%

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

The $1.1 billion of Federal Home Loan Bank ("FHLB") borrowings at June 30, 2023 consisted of one fixed rate advance with a maturity date of July 3, 2023. The $1.4 billion of FHLB borrowings at December 31, 2022 consisted of one fixed rate note entered into on December 30, 2022, that matured on January 3, 2023. The Company continues to hold FHLB short-term borrowings at levels that will vary based on liquidity needs.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional or contractual amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at June 30, 2023 and December 31, 2022.

		June 30, 2023			December 31, 2022
			Derivative (1)			Derivative (1)
($ in thousands)	Type of Hedge	Notional or Contractual Amount	Assets	Liabilities	Notional or Contractual Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate loans	Cash Flow	$1,550,000	$—	$105,996	$2,100,000	$2,301	$112,262
Interest rate swaps - securities	Fair Value	513,500	24,912	—	716,000	43,501	—
		2,063,500	24,912	105,996	2,816,000	45,802	112,262
Derivatives not designated as hedging instruments:
Interest rate swaps	N/A	4,996,939	166,068	164,090	4,620,544	172,242	169,712
Risk participation agreements	N/A	306,087	18	11	298,729	1	13
Interest rate-lock commitments on residential mortgage loans	N/A	35,825	372	11	10,930	8	113
Forward commitments to sell residential mortgage loans	N/A	19,939	11	190	13,819	161	8
To Be Announced (TBA) securities	N/A	25,750	102	15	10,000	78	7
Foreign exchange forward contracts	N/A	115,458	1,886	1,844	123,106	1,643	1,594
Visa Class B derivative contract	N/A	42,929	—	1,403	43,111	—	1,883
		5,542,927	168,457	167,564	5,120,239	174,133	173,330
Total derivatives		$7,606,427	$193,369	$273,560	$7,936,239	$219,935	$285,592
Less: netting adjustment (2)			(84,895)	—		(110,438)	(81,471)
Total derivative assets/liabilities			$108,474	$273,560		$109,497	$204,121

(1)
Derivative assets and liabilities are reported at fair value in other assets or other liabilities, respectively, in the consolidated balance sheets.
(2)
Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty. See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans. For each agreement, the Company receives interest at a fixed rate and pays at a variable rate. The Company terminated six swap agreements in 2023 and paid cash of approximately $2.9 million, which was recorded as accumulated other comprehensive loss and is being amortized into earnings through the original maturity dates of the respective contracts. Using the elections allowed for ASU 2022-06 "Reference Rate Return (Topic 848)," as amended, the Company converted all of its LIBOR-based swaps to SOFR and replaced the variable rate loan pools with SOFR based instruments during the six months ended June 30, 2023, with minimal impact to financial results. The notional amounts of the swap agreements in place at June 30, 2023 expire as follows: $50 million in 2025; $475 million in 2026; $925 million in 2027; and $100 million thereafter.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps on securities available for sale

The Company is party to forward-starting fixed payer swaps that convert the latter portion of the term of certain available for sale securities to a floating rate. These derivative instruments are designated as fair value hedges of interest rate risk. This strategy provides the Company with a fixed rate coupon during the front-end unhedged tenor of the bonds and results in a floating rate security during the back-end hedged tenor. At June 30, 2023, these single layer instruments have hedge start dates between January 2025 and July

2026, and maturity dates from December 2027 through March 2031. The fair value of the hedged item attributable to interest rate risk is presented in interest income along with the change in the fair value of the hedging instrument.

The hedged available for sale securities are part of closed portfolios of pre-payable commercial mortgage backed securities. In accordance with ASC 815, prepayment risk may be excluded when measuring the change in fair value of such hedged items attributable to interest rate risk under the portfolio layer method (formerly referred to as last-of-layer). At June 30, 2023, the amortized cost basis of the closed portfolio of pre-payable commercial mortgage backed securities totaled $558.9 million, excluding any basis adjustment. The amount that represents the hedged items was $488.5 million and the basis adjustment associated with the hedged items was a loss totaling $25.0 million.

The Company terminated three fair value swap agreements during the six months ended June 30, 2023 and received cash of approximately $16.6 million. At the time of termination, the value of the swap was recorded as an adjustment to the book value of the underlying security, thereby changing its current book yield and extending its duration.

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

Visa Class B derivative contract

The Company is a member of Visa USA. In 2018, the Company sold the majority of its Visa Class B holdings, at which time it entered into a derivative agreement with the purchaser whereby the Company will make or receive cash payments whenever the conversion ratio of the Visa Class B shares into Visa Class A shares is adjusted. The conversion ratio changes when Visa deposits funds to a litigation escrow established by Visa to pay settlements for certain litigation, for which Visa is indemnified by Visa USA members. The Company is also required to make periodic financing payments to the purchaser until all of Visa’s covered litigation matters are resolved. Thus, the derivative contract extends until the end of Visa’s covered litigation matters, the timing of which is uncertain.

The contract includes a contingent accelerated termination clause based on the credit ratings of the Company. At June 30, 2023 and December 31, 2022, the fair value of the liability associated with this contract was $1.4 million and $1.9 million, respectively. Refer to Note 13 – Fair Value of Financial Instruments for discussion of the valuation inputs and process for this derivative liability.

Effect of Derivative Instruments on the Statements of Income

The effects of derivative instruments in the Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022 are presented in the table below.

		Three Months Ended		Six Months Ended
($ in thousands)		June 30,		June 30,
Derivative Instruments:	Location of Gain (Loss) Recognized in the Statements of Income:	2023	2022	2023	2022
Cash flow hedges:
Variable rate loans	Interest income - loans	$(9,492)	$6,013	$(17,493)	$12,767
Fair value hedges:
Securities	Interest income - securities - taxable	3,013	(129)	5,763	1,029
Securities- terminations	Noninterest income - securities transactions, net	—	—	—	1,620
Derivatives not designated as hedging:
Residential mortgage banking	Noninterest income - secondary mortgage market operations	17	1,768	501	2,960
Customer and all other instruments	Noninterest income - other noninterest income	584	2,728	1,167	5,077
Total gain (loss)		$(5,878)	$10,380	$(10,062)	$23,453

Credit Risk-Related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as a downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. At June 30, 2023, the Company was not in violation of any such provisions. The aggregate fair value of derivative instruments with credit risk-related contingent features that were in a net liability position at June 30, 2023 and December 31, 2022 was $89.6 million and $8.7 million, respectively, for which the Company had posted collateral of $89.4 million and $8.5 million, respectively.

Offsetting Assets and Liabilities

The Bank’s derivative instruments with certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero. Agreements with certain bilateral counterparties require both parties to maintain collateral in the event that the fair values of derivative instruments exceed established exposure thresholds. For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses. Offsetting information in regards to all derivative assets and liabilities, including accrued interest, subject to these master netting agreements at June 30, 2023 and December 31, 2022 is presented in the following tables.

($ in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts Recognized	Offset in the Statement of Financial Condition	Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
As of June 30, 2023
Derivative Assets	$197,313	$(87,381)	$109,932	$109,932	$—	$—
Derivative Liabilities	$111,599	$—	$111,599	$109,932	$123,717	$(122,050)

($ in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts Recognized	Offset in the Statement of Financial Condition	Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
As of December 31, 2022
Derivative Assets	$223,072	$(112,338)	$110,734	$32,601	$27,852	$105,985
Derivative Liabilities	$116,395	$(83,794)	$32,601	$32,601	$—	$—

The Company has excess posted collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

6. Stockholders’ Equity

Common Shares Outstanding

Common shares outstanding excludes treasury shares totaling 6.2 million and 6.3 million, with a first-in-first-out cost basis of $235.4 million and $238.6 million, at June 30, 2023 and December 31, 2022, respectively. Shares outstanding also excludes unvested restricted share awards totaling 0.6 million and 0.7 million at June 30, 2023 and December 31, 2022.

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

Prior to its expiration on December 31, 2022, the Company had in place a stock repurchase program authorized by the board of directors on April 22, 2021, whereby the Company was authorized to repurchase up to 4.3 million shares of its common stock. The program allowed the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions. During the first half of 2022, the Company repurchased 1,154,368 shares of its common stock at an average cost of $48.93 per share, inclusive of commissions. In total, the Company repurchased 1.7 million shares at an average cost of $48.77 per share under this plan.

Accumulated Other Comprehensive Income (Loss)

A roll-forward of the components of Accumulated Other Comprehensive Income (Loss) is presented in the table that follows:

	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Cash Flow Hedges	Equity Method Investment	Total
($ in thousands)
Balance, December 31, 2021	$11,037	$153	$(80,946)	$16,284	$(463)	$(53,935)
Net change in unrealized gain (loss)	(547,636)	—	—	(47,287)	468	(594,455)
Reclassification of net income or loss realized and included in earnings	1,707	—	1,652	(12,767)	—	(9,408)
Valuation adjustments to employee benefit plans	—	—	(7,987)	—	—	(7,987)
Transfer of net unrealized loss from AFS to HTM securities portfolio	15,405	(15,405)	—	—	—	—
Amortization of unrealized net loss on securities transferred to HTM	—	527	—	—	—	527
Income tax benefit	119,739	3,358	1,430	13,554	—	138,081
Balance, June 30, 2022	$(399,748)	$(11,367)	$(85,851)	$(30,216)	$5	$(527,177)
Balance, December 31, 2022	$(584,408)	$(10,734)	$(97,952)	$(79,093)	$5	$(772,182)
Net change in unrealized gain (loss)	17,678	—	—	(20,943)	706	(2,559)
Reclassification of net loss realized and included in earnings	—	—	3,272	17,493	—	20,765
Valuation adjustments to employee benefit plans	—	—	(7,521)	—	—	(7,521)
Amortization of unrealized net loss on securities transferred to HTM	—	922	—	—	—	922
Income tax (expense) benefit	(3,737)	(207)	956	777	—	(2,211)
Balance, June 30, 2023	$(570,467)	$(10,019)	$(101,245)	$(81,766)	$711	$(762,786)

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

The following table shows the line items in the consolidated statements of income affected by amounts reclassified from AOCI.

	Six Months Ended
Amount reclassified from AOCI (a)	June 30,		Affected line item on
($ in thousands)	2023	2022	the statement of income
Loss on sale of AFS securities	$—	$(1,707)	Noninterest income
Tax effect	—	385	Income taxes
Net of tax	—	(1,322)	Net income
Amortization of unrealized net loss on securities transferred to HTM	(922)	(527)	Interest income
Tax effect	207	119	Income taxes
Net of tax	(715)	(408)	Net income
Amortization of defined benefit pension and post-retirement items	(3,272)	(1,652)	Other noninterest expense (b)
Tax effect	736	373	Income taxes
Net of tax	(2,536)	(1,279)	Net income
Reclassification of unrealized gain/(loss) on cash flow hedges	(21,994)	6,977	Interest income
Tax effect	4,953	(1,575)	Income taxes
Net of tax	(17,041)	5,402	Net income
Amortization of gain on terminated cash flow hedges	4,501	5,790	Interest income
Tax effect	(1,014)	(1,307)	Income taxes
Net of tax	3,487	4,483	Net income
Total reclassifications, net of tax	(16,805)	6,876	Net income

(a)
Amounts in parentheses indicate reduction in net income.
(b)
These AOCI components are included in the computation of net periodic pension and post-retirement cost that is reported with other noninterest expense (see Note 10 – Retirement Plans for additional details).

7. Other Noninterest Income

Components of other noninterest income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2023	2022	2023	2022
Income from bank-owned life insurance	$3,364	$4,273	$6,650	$7,818
Credit related fees	3,231	2,543	5,996	5,212
Income from derivatives	584	2,728	1,167	5,077
Other miscellaneous	5,640	5,444	10,224	11,878
Total other noninterest income	$12,819	$14,988	$24,037	$29,985

8. Other Noninterest Expense

Components of other noninterest expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2023	2022	2023	2022
Corporate value and franchise taxes and other non-income taxes	$5,241	$4,558	$10,494	$8,806
Advertising	3,476	3,512	6,732	6,678
Telecommunications and postage	2,712	2,971	5,783	5,896
Entertainment and contributions	2,582	2,440	5,213	5,401
Tax credit investment amortization	1,402	1,004	2,803	2,008
Printing and supplies	1,149	918	2,139	1,921
Travel expense	1,651	1,123	2,697	1,783
Net other retirement expense	(3,312)	(7,781)	(6,967)	(14,553)
Other miscellaneous	7,008	4,661	15,132	13,706
Total other noninterest expense	$21,909	$13,406	$44,026	$31,646

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

A summary of the information used in the computation of earnings per common share follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net income to common shareholders	$117,794	$121,435	$244,261	$244,913
Net income allocated to participating securities - basic and diluted	1,224	1,844	2,582	3,762
Net income allocated to common shareholders - basic and diluted	$116,570	$119,591	$241,679	$241,151
Denominator:
Weighted-average common shares - basic	86,096	86,067	$86,057	$86,362
Dilutive potential common shares	274	287	293	292
Weighted-average common shares - diluted	86,370	86,354	$86,350	$86,654
Earnings per common share:
Basic	$1.35	$1.39	$2.81	$2.79
Diluted	$1.35	$1.38	$2.80	$2.78

Potential common shares consist of stock options, nonvested performance-based awards, nonvested restricted stock units, and restricted share awards deferred under the Company’s nonqualified deferred compensation plan. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be antidilutive, i.e., increase earnings per share or reduce a loss per share. Potential common shares with weighted averages totaling 239,889 and 111,062 for the three and six months ended June 30, 2023, respectively, and 30,135 and 6,670 for the three and six months ended June 30, 2022, respectively, did not enter the calculation of diluted earnings per share as the impact would have been anti-dilutive.

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

The following tables show the components of net periodic benefit cost included in expense for the periods indicated.

			Other Post-
(in thousands)	Pension Benefits		Retirement Benefits
For The Three Months Ended June 30,	2023	2022	2023	2022
Service cost	$1,979	$2,929	$10	$25
Interest cost	5,963	3,708	149	76
Expected return on plan assets	(11,178)	(11,711)	—	—
Amortization of net (gain) or loss and prior service costs	1,911	582	(158)	(139)
Net periodic benefit cost	$(1,325)	$(4,492)	$1	$(38)

			Other Post-
($ in thousands)	Pension Benefits		Retirement Benefits
For the Six Months Ended June 30,	2023	2022	2023	2022
Service cost	$3,959	$5,729	$(21)	$50
Interest cost	11,751	7,125	365	153
Expected return on plan assets	(22,356)	(23,186)	—	—
Amortization of net (gain) or loss and prior service costs	3,681	1,930	(409)	(278)
Net periodic benefit cost	$(2,965)	$(8,402)	$(65)	$(75)

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

At June 30, 2023, the Company had 1,476 outstanding and exercisable stock options, with a weighted average exercise price of $53.73, weighted average remaining contractual term of less than one year and no aggregate intrinsic value. During the six months ended June 30, 2023, no stock options were exercised.

The Company’s restricted and performance-based share awards to certain employees and directors are subject to service requirements. A summary of the status of the Company’s nonvested restricted stock units and restricted and performance-based share awards at June 30, 2023 are presented in the following table.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2023	1,431,515	$40.95
Granted	639,257	48.65
Vested	(239,051)	45.51
Forfeited	(97,686)	40.74
Nonvested at June 30, 2023	1,734,035	$43.17

At June 30, 2023, there was $59.1 million of total unrecognized compensation expense related to nonvested restricted and performance share awards and units expected to vest in the future. This compensation is expected to be recognized in expense over a weighted average period of 3.2 years. The total fair value of shares that vested during the six months ended June 30, 2023 was $9.4 million.

During the six months ended June 30, 2023, the Company granted 490,749 restricted stock units (RSUs) to certain eligible employees. Unlike restricted share awards (RSAs), the holders of unvested restricted stock units have no rights as a shareholder of the Company, including voting or dividend rights. The Company has elected to award dividend equivalents on each restricted stock unit not deferred under the Company's nonqualified deferred compensation plan. Such dividend equivalents are forfeited should the employee terminate employment prior to the vesting of the RSU.

During the six months ended June 30, 2023, the Company granted 41,495 performance share awards subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $51.14 per share and 41,495 performance share awards subject to an operating earnings per share performance metric with a grant date fair value of $46.73 per share to key members of executive management. The number of performance shares subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 49 regional banks. The fair value of the performance shares subject to TSR at the grant date was determined using a Monte Carlo simulation method. The number of performance shares subject to operating earnings per share that ultimately vest will be based on the Company’s attainment of certain operating earnings per share goals over the two-year performance period. The maximum number of performance shares that could vest is 200% of the target award. Compensation expense for these performance shares is recognized on a straight line basis over the three-year service period.

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

The contract amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. The Company had a reserve for unfunded lending commitments of $31.2 million and $33.3 million at June 30, 2023 and December 31, 2022, respectively.

The following table presents a summary of the Company’s off-balance sheet financial instruments as of June 30, 2023 and December 31, 2022:

	June 30,	December 31,
($ in thousands)	2023	2022
Commitments to extend credit	$10,083,714	$10,202,464
Letters of credit	439,444	400,505

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present for each of the fair value hierarchy levels the Company’s financial assets and liabilities that are measured at fair value on a recurring basis on the consolidated balance sheets at June 30, 2023 and December 31, 2022:

	June 30, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$109,852	$—	$109,852
Municipal obligations	—	200,505	—	200,505
Corporate debt securities	—	19,823	—	19,823
Residential mortgage-backed securities	—	2,126,563	—	2,126,563
Commercial mortgage-backed securities	—	2,895,216	—	2,895,216
Collateralized mortgage obligations	—	62,730	—	62,730
Total available for sale securities	—	5,414,689	—	5,414,689
Mortgage loans held for sale	—	24,163	—	24,163
Derivative assets (1)	—	108,474	—	108,474
Total recurring fair value measurements - assets	$—	$5,547,326	$—	$5,547,326
Liabilities
Derivative liabilities (1)	$—	$272,157	$1,403	$273,560
Total recurring fair value measurements - liabilities	$—	$272,157	$1,403	$273,560

	December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$110,865	$—	$110,865
Municipal obligations	—	203,092	—	203,092
Corporate debt securities	—	21,080	—	21,080
Residential mortgage-backed securities	—	2,256,986	—	2,256,986
Commercial mortgage-backed securities	—	2,893,430	—	2,893,430
Collateralized mortgage obligations	—	70,588	—	70,588
Total available for sale securities	—	5,556,041	—	5,556,041
Mortgage loans held for sale		10,843	—	10,843
Derivative assets (1)	—	109,497	—	109,497
Total recurring fair value measurements - assets	$—	$5,676,381	$—	$5,676,381
Liabilities
Derivative liabilities (1)	$—	$202,238	$1,883	$204,121
Total recurring fair value measurements - liabilities	$—	$202,238	$1,883	$204,121

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

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements

The table below presents a rollforward of the amounts on the consolidated balance sheets for the six months ended June 30, 2023 and the year ended December 31, 2022 for financial instruments of a material nature that are classified within level 3 of the fair value hierarchy and are measured at fair value on a recurring basis:

($ in thousands)
Balance at December 31, 2021	$4,116
Cash settlement	(2,429)
Losses included in earnings	196
Balance at December 31, 2022	1,883
Cash settlement	(869)
Losses included in earnings	389
Balance at June 30, 2023	$1,403

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

($ in thousands)
Fair Value
Level 3 Class	June 30, 2023	December 31, 2022
Derivative liability	$1,403	$1,883
Valuation technique	Discounted cash flow	Discounted cash flow
Unobservable inputs:
Visa Class A appreciation - range	6-12%	6-12%
Visa Class A appreciation - weighted average	9%	9%
Conversion rate - range	1.60x-1.59x	1.61x-1.60x
Conversion rate -weighted average	1.5950x	1.6030x
Time until resolution	3-9 months	3-12 months

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

	June 30, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent loans individually evaluated for credit loss	$—	$37,507	$—	$37,507
Other real estate owned and foreclosed assets, net	—	—	2,174	2,174
Total nonrecurring fair value measurements	$—	$37,507	$2,174	$39,681

	December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent loans individually evaluated for credit loss	$—	$4,692	$—	$4,692
Other real estate owned and foreclosed assets, net	—	—	2,017	2,017
Total nonrecurring fair value measurements	$—	$4,692	$2,017	$6,709

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

Loans, Net – The fair value measurement for certain collateral dependent loans that are individually evaluated for credit loss was described earlier in this note. For the remaining portfolio, fair values were generally determined by discounting scheduled cash flows using discount rates determined with reference to current market rates at which loans with similar terms would be made to borrowers of similar credit quality.

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

Short-Term FHLB Borrowings – At June 30, 2023, short-term FHLB borrowings was comprised of one fixed-rate instrument for which the fair value was estimated by discounting the future contractual cash flows using the current market rate at which a borrowing with similar terms could be obtained and, therefore, is reflected as level 2 in the respective table below. At December 31, 2022, short-term FHLB borrowings was comprised of one fixed-rate instrument entered into on December 30, 2022, and maturing on January 3, 2023; as such, the carrying amount of the instrument is a reasonable estimate of the fair value and is reflected as level 1 in the respective table below.

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

	June 30, 2023
				Total Fair	Carrying
($ in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$1,237,899	$—	$—	$1,237,899	$1,237,899
Available for sale securities	—	5,414,689	—	5,414,689	5,414,689
Held to maturity securities	—	2,540,256	—	2,540,256	2,780,990
Loans, net	—	37,507	22,970,743	23,008,250	23,475,390
Loans held for sale	—	55,902	—	55,902	55,902
Derivative financial instruments	—	108,474	—	108,474	108,474
Financial liabilities:
Deposits	$—	$—	$30,014,127	$30,014,127	$30,043,501
Federal funds purchased	400	—	—	400	400
Securities sold under agreements to repurchase	529,138	—	—	529,138	529,138
FHLB short-term borrowings	—	1,099,992	—	1,099,992	1,100,000
Long-term debt	—	195,972	—	195,972	236,241
Derivative financial instruments	—	272,157	1,403	273,560	273,560

	December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Carrying Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$888,519	$—	$—	$888,519	$888,519
Available for sale securities	—	5,556,041	—	5,556,041	5,556,041
Held to maturity securities	—	2,615,398	—	2,615,398	2,852,495
Loans, net	—	4,692	22,132,683	22,137,375	22,806,257
Loans held for sale	—	26,385	—	26,385	26,385
Derivative financial instruments	—	109,497	—	109,497	109,497
Financial liabilities:
Deposits	$—	$—	$29,041,635	$29,041,635	$29,070,349
Federal funds purchased	1,850	—	—	1,850	1,850
Securities sold under agreements to repurchase	444,421	—	—	444,421	444,421
FHLB short-term borrowings	1,425,000	—	—	1,425,000	1,425,000
Long-term debt	—	200,060	—	200,060	242,077
Derivative financial instruments	—	202,238	1,883	204,121	204,121

14. Recent Accounting Pronouncements

Accounting Standards Adopted During the Six Months Ended June 30, 2023

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

The amendments in this update were effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For the elimination of recognition and measurement guidance on troubled debt restructurings by creditors in Subtopic 310-40, an entity may elect to apply a modified retrospective transition by means of a cumulative-effect adjustment to the opening retained earnings as of the beginning of the fiscal year of adoption, or a prospective approach applied to modifications occurring after the date of adoption. The remainder of amendments should be applied prospectively. The Company adopted this standard effective January 1, 2023, on a prospective basis for all amendments. The adoption of this standard was not material to the Company's consolidated financial position or results of operations. See further discussion of the resulting changes to our policies in Note 1- Basis of Presentation, Accounting Policies.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The objective of this discussion and analysis is to provide material information relevant to the assessment of the financial condition and results of operations of Hancock Whitney Corporation and subsidiaries during the six months ended June 30, 2023 and selected comparable prior periods, including an evaluation of the amounts and certainty of cash flows from operations and outside sources. This discussion and analysis is intended to highlight and supplement financial and operating data and information presented elsewhere in this report, including the consolidated financial statements and related notes. The discussion contains forward-looking statements within the meaning and protections of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q and in other reports or documents that we file from time to time with the SEC include, but are not limited to, the following:

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
•
future expense levels;
•
changes in expense to revenue (efficiency ratio), including the risk that we may not realize and/or sustain the expected benefits from efficiency and growth initiatives or that we may not be able to realize cost savings or revenue benefits in the time period expected, which could negatively affect our future profitability;
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
•
risks related to environmental, social and governance ("ESG") legislation, rulemaking, activism and litigation, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations; and
•
changes in laws and regulations affecting our businesses, including governmental monetary and fiscal policies, legislation and regulations relating to bank products and services, increased regulatory scrutiny resulting from recent bank failures, as well as changes in the enforcement and interpretation of such laws and regulations by applicable governmental and self-regulatory agencies, which could require us to change certain business practices, increase compliance risk, reduce our revenue, impose additional costs on us, or otherwise negatively affect our businesses;
•
a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the debt ceiling and the federal budget;
•
the risk that the regulatory environment may not be conducive to or may prohibit the consummation of future mergers and/or business combinations, may increase the length of time and amount of resources required to consummate such transactions, and may reduce the anticipated benefit.

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

Current Economic Environment

The U.S economy continues to show resiliency despite continued pressures and recessionary concerns. Second quarter 2023 gross domestic product (GDP) growth of 2.4% on an annual basis was notably higher than projected, and the June 2023 unemployment rate of 3.6% continues to hover near the point of full-employment. Thus far, the Federal Reserve's aggressive approach to curbing inflation has effected change without precipitating a recession. Signs of inflation cooling continued in the second quarter of 2023, with the consumer price index (CPI) headline rate falling to a more than two-year low of 3% on an annual basis; however, core inflation (defined as CPI excluding food and energy intended to measure long-run inflation) has been less responsive. The Federal Reserve issued additional 25-basis point interest rates increase in May and July, and has indicated that further interest rate increases are possible during this hiking cycle, depending on performance indicators. While the strength of the labor market may help prevent or reduce the severity of a potential recession, additional rate increases and the likelihood that interest rates will remain higher for longer are likely to result in below-trend economic growth. The U.S Treasury yield curve inversion deepened during the second quarter of 2023, giving further indication of a possible recession.

Within the financial services industry, a number of institutions are facing both macroeconomic and industry-specific headwinds, including tempered loan growth expectations and escalating expense pressures that have been compounded by recent turmoil in the sector. The rising interest rate environment has steadily affected the affordability of credit, and credit standards as a whole have tightened somewhat in the wake of economic uncertainty and post-pandemic effects on certain loan portfolio segments and lines of business. Despite this, we experienced 2% loan growth in the second quarter of 2023 and have yet to experience any significant decline in credit quality. The rising interest rate environment has also prompted a cumulative shift within deposit composition toward higher cost products and created increased competition for deposits; heightened regulatory scrutiny over the stability of an institution's deposit base and adequate levels of liquidity have compounded deposit retention efforts and other borrowing cost pressures, leading to a decline in net interest income and margin. We are continuously monitoring industry developments, deposit metrics, including the level of uninsured deposits, liquidity position and capital levels to support our ability to weather the current state of macroeconomic and industry-specific volatility.

Economic Outlook

We utilize economic forecasts produced by Moody’s Analytics (Moody’s) that provide various scenarios to assist in the development of our economic outlook. This outlook discussion utilizes the June 2023 Moody’s forecast, the most current available at June 30, 2023. The forecasts are anchored on a baseline forecast scenario, which Moody’s defines as the “most likely outcome” of where the economy is headed based on current conditions. Several upside and downside scenarios are produced that are derived from the baseline scenario that display varying depictions of economic performance as compared to the baseline.

While the credit loss outlook on our portfolio has not changed significantly, changes in the Moody’s scenarios have led to a shift in our weighting. At March 31, 2023, management applied a weighting of 40% to the baseline scenario, 50% to the mild recessionary S-2 scenario and 10% to the moderate recessionary S-3 scenario. Assumptions underlying the June 2023 baseline and S-2 scenarios shifted somewhat pessimistically from those included in the respective March 31, 2023 scenarios. To align the assumptions underlying the June 2023 macroeconomic forecasts to our economic outlook, management applied weighting of 40% to the baseline and 60% to the mild recessionary S-2 scenario in the computation of the allowance for credit losses at June 30, 2023.

The baseline scenario continues to incorporate the belief that the Federal Reserve will accomplish its goal of slowing inflation without precipitating a recession. Key assumptions within the June 2023 baseline forecast include the following: (1) the Federal Funds rate has reached its terminal value in the rate hiking cycle, with rate cuts forecasted to begin in March 2024; (2) recent bank failures, while disruptive, are not symptomatic of a broader problem in the financial system; (3) the unemployment rate will increase from its current state of full-employment at 3.6% to 4.1% in 2024, and 4.2% in 2025; (4) GDP will display modest annual growth of 1.6% in 2023, 1.4% in 2024, and 2.4% in 2025; and (5) the 10-year U.S. Treasury yield will peak in the second quarter of 2024 at approximately 4%.

The S-2 scenario predicts a mild recession beginning in the third quarter of 2023 that lasts for three quarters, with the stock market contracting 22%. Contributing to that prediction is the assumption that conflict between Russia and Ukraine spans longer than anticipated in the baseline scenario and results in longer and larger interruption of global commodity supply; in turn, supply chain issues worsen, increasing shortages of affected goods and prolonging elevated inflation. Compounding these factors is the assumption that recent bank failures reduce consumer confidence and cause banks to tighten lending standards. The scenarios also assumes that the 10-year U.S. Treasury yield falls to below 3% until the first quarter of 2025 due to a flight to quality. Because of the fragility of the economy, the Federal Reserve will keep interest rates elevated in efforts to tame inflation, but will begin lowering rates in the fourth quarter of 2023, earlier than expected in the baseline scenario, due to recessionary conditions. Further, the scenario assumes that the unemployment rate averages 4.2% in 2023, 6.1% in 2024 (peaking at 6.4%), and 4.6% in 2025, with the return to full employment in the third quarter of 2025. Further, the S-2 scenario assumes GDP growth of only 1.2% in 2023 and 0.3% in 2024 before returning to a more moderate level of 3.0% in 2025.

As noted earlier, the credit loss outlook for our portfolio as a whole has not changed materially since March 31, 2023. Our asset quality metrics have remained relatively stable over the preceding several quarters, with relatively modest variation in nonaccrual loans and commercial criticized loans and minimal net charge-offs. We continue to closely monitor our portfolio for customers that are sensitive to prolonged inflation and the elevated interest rate environment. We expect full year 2023 loan growth in the low-to-mid single digit range, reflecting our disciplined loan pricing, the potential for economic slowdown and a focus on lending to resilient borrowers with whom we have a full service relationship in light of current economic pressures.

There are a number of uncertainties in the current economic outlook. The effects of inflation and the Federal Reserve's actions to counter those effects in the form of further interest rate increases and quantitative tightening have and are likely to continue to reduce economic growth in the near term. Recent disruption in the financial services industry has negatively affected equity markets, and a prolonged disruption could result in tightening of credit standards and pose risk of further volatility in equity markets. Further, on August 1, 2023, Fitch Ratings downgraded the United States of America's Long-Term Foreign-Currency Issuer Default Rating to 'AA+' from 'AAA', citing expected fiscal deterioration over the next three years, a high and growing general government debt burden, and the erosion of governance relative to 'AA' and 'AAA' rated peers over the last two decades that has manifested in repeated debt limit standoffs and last-minute resolutions. The full extent of the impact of these factors is uncertain and may have a negative impact on the U.S. economy, including the possibility of an economic recession in the near or mid-term.

Highlights of the Second Quarter 2023

We reported net income for the second quarter of 2023 of $117.8 million, or $1.35 per diluted common share, compared to $126.5 million, or $1.45 per diluted common share, in the first quarter of 2023 and $121.4 million, or $1.38 per diluted common share, in the second quarter of 2022.

Second quarter 2023 results compared to first quarter 2023:

•
Net income of $117.8 million, or $1.35 per diluted share, down $8.7 million, or $0.10 per diluted share
•
Pre-provision net revenue (PPNR), a non-GAAP measure, totaled $157.8 million, down $9.2 million, or 6%
•
Loans of $23.8 billion increased $385.4 million, or 2%
•
Criticized commercial loans and nonaccrual loans remain at relatively low levels
•
Deposits of $30.0 billion up $430.4 million, or 1%, with core client deposits (exclude public fund and brokered deposits) relatively unchanged
•
Net interest margin of 3.30%, down from 3.55%
•
Common equity tier 1 ratio of 11.83%, up 23 basis points (bps), and tangible common equity ratio of 7.50%, up 34 bps
•
Efficiency ratio of 55.33%

Our results for the second quarter of 2023, while solid, reflect ongoing challenges of the macroeconomic environment and within the financial services industry. The current interest rate environment continued to drive a shift in deposit mix to higher cost products. As a result, deposit betas outpaced loan betas, contributing to a compressing net interest margin. We faced additional headwinds to our efficiency ratio as a result of increased noninterest expense, including deposit insurance and regulatory fees. We continue to maintain what we believe is a stable and diversified deposit base, our asset quality metrics remain at relatively low levels, our allowance for credit losses is robust, and capital levels remain solid. We continue to focus on expense management and growing capital, and remain confident that we are well positioned to weather the challenges of current economic conditions and industry trends.

Consolidated Financial Results

The following table contains the consolidated financial results for the periods indicated.

	Three Months Ended					Six Months Ended
(in thousands, except per share data)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	June 30, 2023	June 30, 2022
Income Statement Data:
Interest income	$405,273	$372,603	$345,676	$299,737	$254,864	$777,876	$491,650
Interest income (te) (a)	408,110	375,187	348,291	302,340	257,449	783,297	496,780
Interest expense	131,362	87,609	50,175	19,430	9,132	218,971	17,455
Net interest income (te)	276,748	287,578	298,116	282,910	248,317	564,326	479,325
Provision for credit losses	7,633	6,020	2,487	1,402	(9,761)	13,653	(32,288)
Noninterest income	83,225	80,330	77,064	85,337	85,653	163,555	169,085
Noninterest expense	202,138	200,884	190,154	193,502	187,097	403,022	367,036
Income before income taxes	147,365	158,420	179,924	170,740	154,049	305,785	308,532
Income tax expense	29,571	31,953	36,137	35,351	32,614	61,524	63,619
Net income	$117,794	$126,467	$143,787	$135,389	$121,435	$244,261	$244,913

Balance Sheet Data:
Period end balance sheet data
Loans	$23,789,886	$23,404,523	$23,114,046	$22,585,585	$21,846,068	$23,789,886	$21,846,068
Earning assets	32,715,630	34,106,792	31,873,027	31,213,449	31,292,910	32,715,630	31,292,910
Total assets	36,210,148	37,547,083	35,183,825	34,567,242	34,637,525	36,210,148	34,637,525
Noninterest-bearing deposits	12,171,817	12,860,027	13,645,113	14,290,817	14,676,342	12,171,817	14,676,342
Total deposits	30,043,501	29,613,070	29,070,349	28,951,274	29,866,432	30,043,501	29,866,432
Stockholders' equity	3,554,476	3,531,232	3,342,628	3,180,439	3,349,723	3,554,476	3,349,723
Average balance sheet data
Loans	$23,654,994	$23,086,529	$22,723,248	$22,138,709	$21,657,528	$23,372,331	$21,391,262
Earning assets	33,619,829	32,753,781	32,244,681	31,783,801	32,780,813	33,189,197	32,990,206
Total assets	36,205,396	35,159,050	34,498,915	34,377,773	35,380,247	35,685,113	35,690,303
Noninterest-bearing deposits	12,153,453	12,963,133	13,854,625	14,323,646	14,655,800	12,556,056	14,510,370
Total deposits	29,372,899	28,792,851	28,816,338	29,180,626	29,979,940	29,084,477	30,004,728
Stockholders' equity	3,567,260	3,412,813	3,228,667	3,405,463	3,383,789	3,490,463	3,494,809
Common Shares Data:
Earnings per share - basic	$1.35	$1.45	$1.65	$1.56	$1.39	$2.81	$2.79
Earnings per share - diluted	1.35	1.45	1.65	1.55	1.38	2.80	2.78
Cash dividends per common share	0.30	0.30	0.27	0.27	0.27	0.60	0.54
Book value per share (period end)	41.27	41.03	38.89	37.12	39.08	41.27	39.08
Tangible book value per share (period end)	30.76	30.47	28.29	26.44	28.37	30.76	28.37
Weighted average number of shares - diluted	86,370	86,282	86,249	86,020	86,354	86,350	86,654
Period end number of shares	86,123	86,066	85,941	85,686	85,714	86,123	85,714

	Three Months Ended					Six Months Ended
($ in thousands)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	June 30, 2023	June 30, 2022
Performance and other data:
Return on average assets	1.30%	1.46%	1.65%	1.56%	1.38%	1.38%	1.38%
Return on average common equity	13.24%	15.03%	17.67%	15.77%	14.39%	14.11%	14.13%
Return on average tangible common equity	17.76%	20.49%	24.64%	21.58%	19.77%	19.08%	19.20%
Tangible common equity (b)	7.50%	7.16%	7.09%	6.73%	7.21%	7.50%	7.21%
Tangible common equity Tier 1 (CET1) ratio	11.83%	11.60%	11.41%	11.10%	11.08%	11.83%	11.08%
Net interest margin (te)	3.30%	3.55%	3.68%	3.54%	3.04%	3.42%	2.92%
Noninterest income as a percentage of total revenue (te)	23.12%	21.83%	20.54%	23.17%	25.65%	22.47%	26.08%
Efficiency ratio (c)	55.33%	53.76%	49.81%	51.62%	54.95%	54.54%	55.47%
Allowance for loan losses as a percentage of total loans	1.32%	1.32%	1.33%	1.36%	1.41%	1.32%	1.41%
Allowance for credit losses as a percentage of total loans	1.45%	1.46%	1.48%	1.50%	1.55%	1.45%	1.55%
Annualized net charge-offs to average loans	0.06%	0.10%	0.02%	0.02%	(0.01)%	0.08%	(0.00)%
Nonaccrual loans as a percentage of loans	0.33%	0.23%	0.17%	0.18%	0.17%	0.33%	0.17%
FTE headcount	3,705	3,679	3,627	3,607	3,594	3,705	3,594

Reconciliation of operating revenue and operating pre-provision net revenue (non-GAAP measure) (te) (d)
Net interest income	$273,911	$284,994	$295,501	$280,307	$245,732	$558,905	$474,195
Noninterest income	83,225	80,330	77,064	85,337	85,653	163,555	169,085
Total revenue	357,136	365,324	372,565	365,644	331,385	722,460	643,280
Taxable equivalent adjustment	2,837	2,584	2,615	2,603	2,585	5,421	5,130
Nonoperating revenue	—	—	—	—	—	—	—
Total revenue (te)	$359,973	$367,908	$375,180	$368,247	$333,970	$727,881	$648,410
Noninterest expense	(202,138)	(200,884)	(190,154)	(193,502)	(187,097)	(403,022)	(367,036)
Nonoperating expense	—	—	—	—	—	—	—
Operating pre-provision net revenue (te)	$157,835	$167,024	$185,026	$174,745	$146,873	$324,859	$281,374

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) for the second quarter of 2023 was $276.7 million, down $10.8 million, or 4%, compared to the first quarter of 2023 and was $564.3 million for the first six months of 2023, up $85.0 million, or 18%, from the comparable period in 2022.

The decrease in net interest income (te) compared to the first quarter of 2023 is largely attributable to a combination of growth in and prevailing rates on interest-bearing liabilities outpacing those of earning assets. The increase in cost of funds is largely due to an increase in average interest-bearing deposits, with a shift of noninterest-bearing deposits and lower cost interest-bearing transaction and savings deposits into higher cost products, and increased average short-term borrowings and rates. The impact of the additional day in the second quarter of 2023 added approximately $2.3 million to net interest income (te).

The net interest margin for the second quarter of 2023 was 3.30%, down 25 bps from 3.55% in the first quarter of 2023. The decline in the net interest margin from the prior quarter was largely driven by a change in the funding mix as discussed above, with linked-quarter increases of $1.4 billion in average interest-bearing deposits and $288 million in average short-term borrowings, mainly in FHLB advances. The increase in average interest-bearing deposits is primarily attributable to the $1.7 billion increase in average time deposits, largely the result of growth driven by promotional rate offerings and, to a lesser extent, the addition of brokered deposits in March and May. Accordingly, the cost of funds increased 49 bps, including 38 bps related to interest-bearing deposit growth and increased rate offerings, 6 bps related to the increased cost of short-term borrowings and 4 bps related to incremental liquidity held as a cautionary measure following the recent bank failures. The impact of the increased cost of funds was partially offset by a 24 bp increase in the average earning asset yield that was favorably impacted by increases of $568 million in average loans and $425 million in average short-term investments in a rising interest rate environment, partially offset by a decline in average securities of $129 million.

The $85.0 million increase in net interest income (te) for the six months ended June 30, 2023 compared to the same period in 2022 includes a $286.5 million increase in interest income (te), partially offset by a $201.5 million increase in interest expense. The increase in interest income is largely due to the rising interest rate environment, a favorable change in the earning asset mix, and an $11.6 million decrease in net premium amortization on the securities portfolio. The favorable change in the average earning asset mix reflects a $2.0 billion increase in loans and a $2.0 billion decline in short-term investments. The increase in interest income was partially offset by a $3.0 million decrease in nonaccrual interest recoveries and a $1.2 million decrease in purchase accounting discount accretion. The increase in interest expense was largely driven by the shift in mix of deposits from noninterest-bearing and low interest-bearing transaction and savings deposits into higher cost products at competitive interest rates in the rising rate environment. In addition, we experienced increased borrowing cost, primarily attributable to FHLB advances, as low fixed-rate instruments were called and replaced with new instruments at prevailing interest rates with higher average balances.

The net interest margin for the six months ended June 30, 2023 was up 50 bps compared to the same period in 2022, largely as a result of the rising interest rate environment and a more favorable earning asset mix. The yield on earning assets was up 172 bps to 4.75%, while the cost of funds increased 122 bps to 1.33%.

Given the pressure on deposit costs and assumed continued shift from noninterest-bearing deposits, we expect to see additional net interest margin compression in the second half of 2023, although likely at a slower pace than what we experienced in the first half of the year. This assumes the one 25 bp increase in the Federal Funds interest rate in July 2023 and then held flat through the end of 2023. This guidance also considers that the noninterest-bearing deposit mix could fall to just below pre-pandemic levels by the end of the year, or about 35% of total deposits.

The following tables detail the components of our net interest income (te) and net interest margin.

	Three Months Ended
	June 30, 2023			March 31, 2023			June 30, 2022
($ in millions)	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$18,670.8	$280.9	6.03%	$18,322.2	$259.1	5.73%	$17,562.0	$165.9	3.79%
Residential mortgage loans	3,469.0	31.4	3.62%	3,214.4	28.1	3.49%	2,534.6	21.1	3.33%
Consumer loans	1,515.2	30.7	8.14%	1,549.9	29.2	7.63%	1,560.9	19.6	5.03%
Loan fees & late charges	—	—	0.00%	—	(0.4)	0.00%	—	1.9	0.00%
Total loans (te) (b)	23,655.0	343.0	5.81%	23,086.5	316.0	5.54%	21,657.5	208.5	3.86%
Loans held for sale	25.1	0.4	5.83%	22.9	0.3	5.21%	48.1	0.4	3.69%
US Treasury and government agency securities	537.4	3.4	2.50%	541.3	3.4	2.49%	387.6	1.7	1.79%
Mortgage-backed securities and collateralized mortgage obligations	7,552.0	43.2	2.29%	7,668.0	43.3	2.26%	7,658.2	36.3	1.90%
Municipals (te)	894.9	6.7	3.00%	904.3	6.7	2.98%	912.4	6.8	2.96%
Other securities	23.5	0.2	3.51%	23.5	0.2	3.50%	21.2	0.2	3.34%
Total securities (te) (c)	9,007.8	53.5	2.38%	9,137.1	53.6	2.35%	8,979.4	45.0	2.00%
Total short-term investments	931.9	11.2	4.83%	507.3	5.3	4.27%	2,095.8	3.5	0.67%
Total earning assets (te)	$33,619.8	$408.1	4.87%	$32,753.8	$375.2	4.63%	$32,780.8	$257.4	3.15%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$10,478.4	$41.3	1.58%	$10,650.4	$27.3	1.04%	$11,412.9	$1.3	0.05%
Time deposits	3,759.3	36.9	3.93%	2,018.6	13.4	2.70%	1,005.2	0.4	0.15%
Public funds	2,981.7	24.3	3.27%	3,160.7	23.7	3.04%	2,906.0	3.3	0.46%
Total interest-bearing deposits	17,219.4	102.5	2.39%	15,829.7	64.4	1.65%	15,324.1	5.0	0.13%
Repurchase agreements	497.9	1.7	1.38%	445.8	0.8	0.69%	523.0	0.1	0.08%
Other short-term borrowings	1,888.7	24.1	5.10%	1,652.8	19.3	4.74%	701.2	0.9	0.49%
Long-term debt	242.0	3.1	5.11%	242.1	3.1	5.11%	240.3	3.1	5.20%
Total borrowings	2,628.6	28.9	4.40%	2,340.7	23.2	4.00%	1,464.5	4.1	1.12%
Total interest-bearing liabilities	19,848.0	131.4	2.65%	18,170.4	87.6	1.95%	16,788.6	9.1	0.22%
Net interest-free funding sources	13,771.8			14,583.4			15,992.2
Total cost of funds	$33,619.8	$131.4	1.57%	$32,753.8	$87.6	1.08%	$32,780.8	$9.1	0.11%
Net interest spread (te)		$276.7	2.21%		$287.6	2.67%		$248.3	2.93%
Net interest margin	$33,619.8	$276.7	3.30%	$32,753.8	$287.6	3.55%	$32,780.8	$248.3	3.04%

(a)
Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)
Includes nonaccrual loans.
(c)
Average securities do not include unrealized holding gains/losses on available for sale securities.
(d)
Included in interest income is net purchase accounting accretion of $0.7 million, $0.8 million, and $1.2 million for the three months ended June 30, 2023, March 31, 2023, and June 30, 2022, respectively.

	Six Months Ended
	June 30, 2023			June 30, 2022
($ in millions)	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$18,497.5	$540.1	5.89%	$17,341.9	$316.3	3.68%
Residential mortgage loans	3,342.4	59.4	3.56%	2,488.3	42.1	3.38%
Consumer loans	1,532.4	59.9	7.88%	1,561.1	37.9	4.90%
Loan fees & late charges	—	(0.4)	0.00%	—	6.3	0.00%
Total loans (te) (b)	23,372.3	659.0	5.68%	21,391.3	402.6	3.79%
Loans held for sale	24.0	0.7	5.53%	56.1	1.1	4.07%
US Treasury and government agency securities	539.3	6.7	2.49%	392.7	3.4	1.71%
Mortgage-backed securities and collateralized mortgage obligations	7,609.7	86.5	2.27%	7,506.2	70.8	1.89%
Municipals (te)	899.6	13.4	2.99%	914.4	13.5	2.95%
Other securities	23.5	0.4	3.50%	21.1	0.3	3.32%
Total securities (te) (c)	9,072.1	107.0	2.36%	8,834.4	88.0	1.99%
Total short-term investments	720.8	16.6	4.63%	2,708.4	5.1	0.38%
Total earning assets (te)	$33,189.2	$783.3	4.75%	$32,990.2	$496.8	3.03%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$10,563.9	$68.6	1.31%	$11,418.2	$2.5	0.04%
Time deposits	2,893.8	50.3	3.51%	1,046.6	1.0	0.20%
Public funds	3,070.7	48.1	3.16%	3,029.6	5.4	0.36%
Total interest-bearing deposits	16,528.4	167.0	2.04%	15,494.4	8.9	0.11%
Repurchase agreements	472.0	2.5	1.05%	555.1	0.2	0.07%
Other short-term borrowings	1,771.4	43.3	4.93%	900.7	2.2	0.49%
Long-term debt	242.1	6.2	5.11%	241.0	6.2	5.18%
Total borrowings	2,485.5	52.0	4.21%	1,696.8	8.6	1.02%
Total interest-bearing liabilities	19,013.9	219.0	2.32%	17,191.2	17.5	0.20%
Net interest-free funding sources	14,175.3			15,799.0
Total cost of funds	$33,189.2	$219.0	1.33%	$32,990.2	$17.5	0.11%
Net interest spread (te)		$564.3	2.43%		$479.3	2.83%
Net interest margin	$33,189.2	$564.3	3.42%	$32,990.2	$479.3	2.92%

(a)
Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)
Includes nonaccrual loans.
(c)
Average securities do not include unrealized holding gains/losses on available for sale securities.
(d)
Included in interest income is net purchase accounting accretion of $1.4 million and $2.7 million for the six months ended June 30, 2023 and 2022, respectively.

Provision for Credit Losses

During the second quarter of 2023, we recorded a provision for credit losses of $7.6 million, compared to $6.0 million in the first quarter of 2023. The provision in the second quarter of 2023 included net charge-offs of $3.4 million and a reserve build of $4.2 million, compared to net charge-offs of $5.7 million and a reserve build of $0.3 million in the first quarter of 2023. The provisions for credit losses in both the second and first quarters of 2023 reflect a modest build for continued loan growth and our relatively stable credit metrics and economic outlook, with the second quarter of 2023 also including an increase in individually evaluated reserves on our nonaccrual portfolio. Net charge-offs in the second quarter of 2023 were $3.4 million, or 0.06% of average total loans on an annualized basis, compared to net charge-offs of $5.7 million, or 0.10%, in the first quarter of 2023. The second quarter of 2023 included net charge-offs of $1.2 million in the commercial portfolio and $2.5 million in the consumer portfolio, partially offset by net recoveries of $0.3 million in the residential mortgage portfolio. The first quarter of 2023 included net charge-offs of $3.4 million in the commercial portfolio and $2.5 million in the consumer portfolio, partially offset by net recoveries of $0.2 million in the residential mortgage portfolio.

We recorded a provision for credit losses of $13.7 million for the six months ended June 30, 2023, compared to a $32.3 million negative provision for credit losses in the same period in 2022. The provision for credit losses in the first six months of 2023 included net charge-offs of $9.1 million and a reserve build of $4.6 million, compared to net recoveries of $0.4 million and a reserve release of $31.9 million in the first six months of 2022. As noted above, the provision for credit losses for the first half of 2023 is reflective of a modest build for continued loan growth, higher individually evaluated reserves on our nonaccrual portfolio, and our relatively stable credit metrics and economic outlook. The negative provision for credit losses in the first half of 2022 reflects the gradual release of pandemic-related allowance as overall credit performance continued to improve. Net charge-offs in the first six months of 2023 were $9.1 million, or 0.08% of average loans, comprised of net charge-offs of $4.6 million in the commercial portfolio and $5.0 million in the consumer portfolio, partially offset by net recoveries of $0.5 million in the residential mortgage portfolio. Net recoveries for the first six months of 2022 were $0.4 million, comprised of net recoveries of $2.4 million in the commercial portfolio and $0.5 million in the residential mortgage portfolio, partially offset by net charge-offs of $2.5 million in the consumer portfolio. The level of recoveries has declined in 2023, returning to a more normalized level of net charge-offs.

We expect to continue to see low to modest charge-offs and provision for credit losses for the remainder of 2023. However, loan growth, portfolio mix, asset quality metrics and future assumptions in economic forecasts will drive the level of credit loss reserves.

The discussion labeled "Allowance for Credit Losses and Asset Quality" that appears later in this Item provides additional information on these changes and on general credit quality.

Noninterest Income

Noninterest income totaled $83.2 million for the second quarter of 2023, up $2.9 million, or 4%, from the first quarter of 2023. The increase in noninterest income from the first quarter of 2023 was largely attributable to increases in service charges on deposit accounts, trust fees, credit-related fees and other income, partially offset by a decrease in investment and annuity fees. For the six months ended June 30, 2023, noninterest income totaled $163.6 million, down $5.5 million, or 3%, from the same period in 2022. The decline is largely attributable to decreases in income from derivatives, secondary mortgage market operations, bank-owned life insurance and gains on sales of assets, partially offset by increases in trust fees and investment and annuity fees.

The components of noninterest income are presented in the following table for the indicated periods.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
($ in thousands)	2023	2023	2022	2023	2022
Service charges on deposit accounts	$21,491	$20,622	$20,495	$42,113	$42,169
Trust fees	17,393	16,734	17,309	34,127	32,588
Bank card and ATM fees	20,982	20,721	21,870	41,703	42,266
Investment and annuity fees and insurance commissions	8,241	8,867	8,001	17,108	15,428
Secondary mortgage market operations	2,299	2,168	2,990	4,467	6,736
Income from bank-owned life insurance	3,364	3,286	4,273	6,650	7,818
Credit related fees	3,231	2,765	2,543	5,996	5,212
Income from customer and other derivatives	584	583	2,728	1,167	5,077
Securities transactions, net	—	—	—	—	(87)
Other miscellaneous	5,640	4,584	5,444	10,224	11,878
Total noninterest income	$83,225	$80,330	$85,653	$163,555	$169,085

Service charges on deposit accounts are composed of overdraft and nonsufficient funds fees, business and corporate account analysis fees, overdraft protection fees and other customer transaction-related charges. Service charges on deposits totaled $21.5 million for the second quarter of 2023, up $0.9 million, or 4%, from the first quarter of 2023. The increase from the previous quarter is largely attributable to the business segment of this fee category, and includes a $0.7 million increase in business analysis fees, driven by higher activity, balance changes and strong sales activity. For the six months ended June 30, 2023, services charges on deposits totaled $42.1 million, down $0.1 million, or less than 1%, from the same period in 2022. Included in the year over year change are increases in analysis and overdraft fees within the business segment of this fee category, reflecting higher activity, balance changes and strong sales activity and higher instances of overdrafts. These increases were offset by a decrease in consumer overdraft and other service charges, largely the result of the elimination of certain consumer non-sufficient funds and overdraft fees in late fourth quarter 2022.

Trust fee income represents revenue generated from a full range of trust services, including asset management and custody services provided to individuals, businesses and institutions. Trust fees totaled $17.4 million for the second quarter of 2023, an increase of $0.7 million, or 4%, from the prior quarter, largely attributable to seasonal income tax preparation fees. For the six months ended June 30, 2023, trust fees totaled $34.1 million, an increase of $1.5 million, or 5%, from the same period in 2022. The year over year increase was primarily from corporate and institutional trust accounts, largely a product of the rising interest rate environment.

Bank card and ATM fees include interchange and other income from credit and debit card transactions, fees earned from processing card transactions for merchants, and fees earned from ATM transactions. Bank card and ATM fees totaled $21.0 million for the second quarter of 2023, up $0.3 million, or 1%, from the first quarter of 2023. The linked quarter increase reflects a return from the typical seasonal declines in debit and consumer credit card activity of the first quarter of the year, and an increase in credit card/purchasing card revenue, partially offset by a decline in merchant fees. Bank card and ATM fees for the six months ended June 30, 2023 totaled $41.7 million, down $0.6 million, or 1%, from the same period in 2022. The year over year decline was driven primarily by decreases in merchant and ATM fees, partially offset by an increase in credit card/purchasing card revenue.

Investment and annuity fees and insurance commissions, which includes both fees earned from sales of annuity and insurance products, as well as managed account fees, totaled $8.2 million, a decrease of $0.6 million, or 7%, from the first quarter of 2023. The linked quarter change includes a $0.4 million decline in corporate underwriting fees and a $0.2 million decline in annuity sales as the previous quarter included two additional underwriting deals and near record annuity sales performance. Investment and annuity fees and insurance commissions totaled $17.1 million, up $1.7 million, or 11%, for the same period in 2022. The year over year increase includes a $1.7 million increase in annuity fees, reflective of increased demand amid the rising interest rate environment, and a $0.7 million increase in corporate underwriting fees. These increases were partially offset by a $0.6 million decline in other investment fees.

Income from secondary mortgage market operations is comprised of income produced from the origination and sales of residential mortgage loans in the secondary market. We offer a full range of mortgage products to our customers and typically sell longer-term fixed-rate loans while retaining the majority of adjustable-rate loans, as well as loans generated through programs to support customer relationships. Secondary mortgage market operations income will vary based on application volume and pull through rates. Income from secondary mortgage market operations was $2.3 million in the second quarter of 2023, up $0.1 million, or 6%, from the first quarter of 2023. The increase from the first quarter of 2023 is primarily attributable to an increase in the number of loans closed and the percentage of loans sold in the secondary market. The percentage of mortgage loans sold in the secondary market to total originations (as opposed to those held in our portfolio) was 34% in the second quarter of 2023, compared to 24% in the first quarter of 2023. Secondary mortgage market operations income for the six months ended June 30, 2023 totaled $4.5 million, down $2.3 million, or 34%, from the same period in 2022. The year over year decline is largely attributable to a decline in application volume and loans closed, driven by the sharp rise in interest rates that followed a two-year period of very favorable interest rates, partially offset by a higher percentage of originated loans sold in the secondary market, up to 30% compared to 24% in the prior year.

Income from bank-owned life insurance (BOLI) is typically generated through insurance benefit proceeds as well as the growth of the cash surrender value of insurance contracts held. Income from BOLI was $3.4 million for the second quarter of 2023, virtually flat when compared to the prior quarter. Income from BOLI for the six months ended June 30, 2023 totaled $6.7 million, down $1.2 million, or 15% from the same period in 2022. The year over year decrease reflects declines in income from cash surrender value and mortality gains.

Credit-related fees include fees assessed on letters of credit and unused portions of loan commitments. Credit-related fees were $3.2 million for the second quarter of 2023, up $0.5 million, or 17%, from the first quarter of 2023. Credit-related fees for the six months ended June 30, 2023 totaled $6.0 million, up $0.8 million, or 15%, from the same period in 2022. Income from these products will vary based on letters of credit issued, credit line utilization and prevailing assessment rates.

Income from customer and other derivatives is largely derived from our customer interest rate derivative program and totaled $0.6 million for the second quarter of 2023, relatively flat when compared to the first quarter of 2023. For the six months ended June 30, 2023, income from derivatives totaled $1.2 million, down $3.9 million, or 77%, from the same period in 2022. Derivative income can be volatile and is dependent upon the composition of the portfolio, volume and mix of sales and termination activity, and market value adjustments due to market interest rate movement. The substantial year over year decline in derivative income is largely tied to the significant change in the interest rate environment present in each of the comparative periods, which affects demand for variable rate loans and related derivative products, valuation adjustments, and related collateral income/expense for the program as a whole.

Other miscellaneous income is comprised of various items, including income from small business investment companies (SBIC), Federal Home Loan Bank (FHLB) stock dividends, gains on sales of assets, and syndication fees. Other miscellaneous income totaled $5.6 million, up $1.1 million, or 23%, compared to the first quarter of 2023. The increase compared to the first quarter of 2023 was largely driven by a $0.4 million increase in dividends on FHLB stock, attributable to the stock purchased in connection with the incremental borrowings held during the period and an increase in the dividend rate, a $0.2 million increase in SBIC income, and a $0.2 million increase in gain on sale of assets. For the six months ended June 30, 2023, other miscellaneous income totaled $10.2 million, down $1.7 million, or 14%, from the same period in 2022. The year over year decline was largely driven by a $1.9 million decrease in gains on sales of assets, a $0.6 million decrease in other loan fees and a $0.2 million decrease in SBIC income, partially offset by an increase of $1.4 million in FHLB stock dividends.

We expect noninterest income for the full year 2023 will increase 1% to 2% from 2022.

Noninterest Expense

Noninterest expense for the second quarter of 2023 was $202.1 million, up $1.3 million, or 1%, from the first quarter of 2023. The increase in noninterest expense from the first quarter of 2023 was largely driven by increases in data processing expense, occupancy and equipment expense, deposit and regulatory fees, and travel expense, partially offset by a decrease in other miscellaneous and personnel expense. For the six months ended June 30, 2023, noninterest expense totaled $403.0 million, up $36.0 million, or 10%, from the same period in 2022. The year over year increase is attributable to most expense categories, notably personnel expense, other retirement expense, data processing expense, regulatory fees, occupancy and equipment, and other miscellaneous expense. Approximately 35% of the year over year increase in noninterest expense is attributable to the increases in other retirement expense and deposit and regulatory fees. A more detailed discussion of these and other noninterest expense variances follows.

The components of noninterest expense for the periods indicated are presented in the following tables.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
($ in thousands)	2023	2023	2022	2023	2022
Compensation expense	$94,121	$92,403	$94,155	$186,524	$180,148
Employee benefits	20,743	22,920	21,015	43,663	42,418
Personnel expense	114,864	115,323	115,170	230,187	222,566
Net occupancy expense	12,707	12,206	12,225	24,913	23,905
Equipment expense	5,043	4,736	4,703	9,779	9,570
Data processing expense	29,562	28,182	26,169	57,744	50,408
Professional services expense	8,915	9,131	8,423	18,046	16,216
Amortization of intangible assets	2,957	3,114	3,586	6,071	7,334
Deposit insurance and regulatory fees	6,463	5,920	3,503	12,383	7,243
Other real estate and foreclosed asset expense (income)	(282)	155	(88)	(127)	(1,852)
Corporate value and franchise taxes and other non-income taxes	5,241	5,253	4,558	10,494	8,806
Advertising	3,476	3,256	3,512	6,732	6,678
Telecommunications and postage	2,712	3,071	2,971	5,783	5,896
Entertainment and contributions	2,582	2,631	2,440	5,213	5,401
Tax credit investment amortization	1,402	1,401	1,004	2,803	2,008
Printing and supplies	1,149	990	918	2,139	1,921
Travel expense	1,651	1,046	1,123	2,697	1,783
Net other retirement expense	(3,312)	(3,655)	(7,781)	(6,967)	(14,553)
Other miscellaneous	7,008	8,124	4,661	15,132	13,706
Total noninterest expense	$202,138	$200,884	$187,097	$403,022	$367,036

Personnel expense consists of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and insurance for medical, life and disability. Personnel expense totaled $114.9 million for the second quarter of 2023, down $0.5 million, or less than 1%, from the prior quarter. The linked quarter decline reflects a decrease in benefits expense and incentive pay, partially offset by an increase in salary expense as a result of increased headcount and merit increases effective April 1. For the six months ended June 30, 2023, personnel expense totaled $230.2 million, up $7.6 million, or 3%, from the same period in 2022. The year over year increase reflects higher salary expense of $11.4 million as a result of increased head count and annual merit increases, partially offset by $5.0 million decrease in bonus and incentive pay expense.

Occupancy and equipment expenses are primarily composed of lease expenses, depreciation, maintenance and repairs, rent, taxes, and other equipment expenses. Occupancy and equipment expenses totaled $17.8 million for the second quarter of 2023, up $0.8 million or 5%, from the prior quarter. The linked quarter increase was largely attributable to increases in property tax and insurance. For the six months ended June 30, 2023, occupancy and equipment expenses totaled $34.7 million, up $1.2 million, or 4%, driven largely by increases in insurance expense and higher depreciation expense on fixed assets.

Data processing expense includes expenses related to third party technology processing and servicing costs, technology project costs and fees associated with bank card and ATM transactions. Data processing expense was $29.6 million for the second quarter of 2023, up $1.4 million, or 5%, from the first quarter of 2023. The linked quarter change is primarily attributable to an increase in costs associated with the implementation of technology enhancement projects, including maintenance and amortization of bank-owned software of $0.3 million and new data processing arrangements of $0.6 million. For the six months ended June 30, 2023, data processing expense totaled $57.7 million, up $7.3 million, or 15%, from the same period in 2022, also largely attributable to the same factors driving the linked quarter increase.

Professional services expense for the second quarter of 2023 totaled $8.9 million, down $0.2 million, or 2%, from the first quarter of 2023. For the six months ended June 30, 2023, professional services expense totaled $18.0 million, up $1.8 million, or 11%, from the same period in 2022, driven by an increase in consulting fees. Professional service expense may vary from period to period, generally related to consulting and legal needs.

Deposit insurance and regulatory fees totaled $6.5 million, up $0.5 million, or 9%, from the first quarter of 2023. The linked quarter increase is attributable to a $0.3 million increase in the deposit insurance assessment due to slightly higher assessment base and rate, and a $0.2 million increase in state regulatory fees. For the six months ended June 30, 2023, deposit insurance and regulatory fees totaled $12.4 million, up $5.1 million, or 71%, from the same period in 2022. The year over year increase includes $3.3 million attributable to a two-basis point increase in the deposit insurance fund assessment that was effective January 1, 2023 and will remain in effect until the Deposit Insurance Fund reserve ratio to insured deposits meets the FDIC’s long-term goal for the fund. The remaining increase reflects $1.3 million in higher deposit insurance expense resulting from an increase in our assessment base and rates, and $0.5 million in state regulatory fees. The Company expects to incur an additional FDIC deposit insurance charge in 2023 related to a special assessment to recover the costs associated with the systemic risk exception utilized in the March 2023 bank failures, the amount of which is still unknown. See further discussion in the forward-looking comments at the end of this section.

Net gains on sales of other real estate and foreclosed assets outpaced expense by $0.3 million in the second quarter of 2023, compared to expense of $0.2 million in the first quarter of 2023. The level of expense in the comparative period reflects a somewhat typical level of expense of maintaining the ORE portfolio, but can vary depending on sales activity. For the six months ended June 30, 2023, net gains on sales of other real estate and foreclosed assets outpaced expense by $0.1 million, compared to $1.9 million for the same period in 2022, reflecting higher property sales in the prior year. Gains or losses on the sale of other real estate and foreclosed assets may occur periodically and are dependent on the number and type of assets for sale and current market conditions.

Corporate value, franchise and other non-income tax expense for the second quarter of 2023 totaled $5.2 million, virtually unchanged from the prior quarter. For the six months ended June 30, 2023, corporate value, franchise and other non-income tax expense totaled $10.5 million, up $1.7 million, or 19%, from the same period in 2022, largely attributable to bank share tax. The calculation of bank share tax is based on multiple variables, including average quarterly assets, earnings and stockholders’ equity to determine the taxable assessment value.

Business development-related expenses (including advertising, travel, entertainment and contributions) totaled $7.7 million for the second quarter of 2023, up $0.8 million, or 11%, from the first quarter of 2023, largely attributable to travel expense. For the six months ended June 30, 2023, business development-related expenses totaled $14.6 million, up $0.8 million, or 6%, from the same period in 2022 and was also largely attributable to travel expense. The timing and level of business development expense can vary based on business needs and promotional campaigns.

All other expenses, excluding amortization of intangibles, totaled $9.0 million for the second quarter of 2023, down $1.0 million, or 10%, from the first quarter of 2023, primarily due to other lower miscellaneous losses. For the six months ended June 30, 2023, all other expenses, excluding amortization of intangibles, totaled $18.9 million, up $9.9 million from the same period in 2022. The year over year variance is largely attributable to a $7.6 million increase in pension-related other retirement expense that is driven by an increase in the discount rate and other changes in actuarial assumptions for the current plan year. The remaining difference includes higher other miscellaneous loss of $3.2 million largely related to loss recoveries in the prior year.

We expect noninterest expense for the full year 2023 will increase 7.5% to 8.5% from 2022. The anticipated year-over-year increase includes increases in retirement (pension) expense and the two basis point FDIC assessment increase as described above. This guidance does not include any potential expense from a deposit insurance special assessment in connection with the systemic risk exception discussed below.

On May 11, 2023, the FDIC Board of Directors published a notice of proposed rulemaking that would impose a special assessment to recover the loss to the Deposit Insurance Fund arising from the protection of uninsured depositors in connection with the systemic risk determination announced on March 12, 2023, following the closures of Silicon Valley Bank and Signature Bank. While we expect the final rule will be implemented, we believe that it is likely there will be modifications to the proposed calculation. Based on the information currently available, the Company estimates the special assessment expense under the proposed rule to be approximately $24 million. Upon issuance of the final rule, the Company will accrue the full amount of the special assessment expense in the period in which the expense is probable and estimable, which is expected to occur before year end 2023.

Income Taxes

The effective income tax rate for the second quarter of 2023 was approximately 20.1% compared to 20.2% in the first quarter of 2023. The effective tax rate for the first six months of 2023 was 20.1%, compared to 20.6% in the same period of 2022. Based on the current forecast, management expects the effective income tax rate to be approximately 21% in 2023.

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

Based on tax credit investments that have been made to date in 2023, we expect to realize benefits from federal and state tax credits over the next three years totaling $12.4 million, $9.8 million and $8.2 million in 2024, 2025 and 2026, respectively. We intend to continue making investments in tax credit projects. However, our ability to access new credits will depend upon, among other factors, federal and state tax policies and the level of competition for such credits.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity management ensures that funds are available to meet the cash flow requirements of our depositors and borrowers, while also meeting the operating, capital and strategic cash flow needs of the Company, the Bank and other subsidiaries. As part of the overall asset and liability management process, liquidity management strategies and measurements have been developed to manage and monitor liquidity risk. The Company had access to sufficient liquidity at June 30, 2023, summarized as follows:

	June 30, 2023
($ in thousands)	Total Available	Amount Used	Net Availability
Available Sources of Funding:
Internal Sources:
Free securities	$3,502,219	$—	$3,502,219
External Sources:
Federal Home Loan Bank (a)	6,824,213	1,221,175	5,603,038
Federal Reserve Bank	3,418,473	—	3,418,473
Brokered deposits	4,506,525	1,162,501	3,344,024
Other	1,369,000	—	1,369,000
Total Available Sources of Funding	$19,620,430	$2,383,676	$17,236,754
Cash and other interest-bearing bank deposits			1,237,899
Total Liquidity			$18,474,653

(a) Amount used includes funded advances and letters of credit.

The recent failures of three major regional U.S. banks that included large-scale deposit runs has brought the subject of bank liquidity into focus. Dampened depositor confidence over a financial institution's ability to protect deposit balances in excess of the federally insured limit is thought to pose a higher likelihood of a deposit run, and, in turn, the risk that the institution may have insufficient liquidity to meet the demand. At June 30, 2023, our available on and off-balance sheet liquidity of $18.5 billion is well in excess of our estimated uninsured, noncollateralized deposits of approximately $10.3 billion.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities and repayments of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window. Management has established an internal target for the ratio of free securities to total securities of 20% or greater. As shown in the table below, our ratio of free securities to total securities was 41.23% at June 30, 2023, compared to 28.45% at March 31, 2023 and 41.59% at December 31, 2022. The free securities ratio at March 31, 2023 was impacted by pledging additional securities to the Federal Reserve Bank, done as a precautionary measure to increase borrowing capacity under its discount window as a result of the first quarter bank failures. The total pledged securities were $4.7 billion at June 30, 2023, compared to $6.1 billion at March 31, 2023 and $4.9 billion at December 31, 2022. Both securities and FHLB letters of credit are pledged as collateral related to public funds and repurchase agreements.

	June 30,	March 31,	December 31,	September 30,	June 30,
Liquidity Metrics	2023	2023	2022	2022	2022
Free securities / total securities	41.23%	28.45%	41.59%	49.79%	52.61%
Core deposits / total deposits	91.63%	94.83%	98.12%	98.93%	99.00%
Wholesale funds / core deposits	11.00%	15.43%	7.43%	6.23%	2.97%
Quarter-to-date average loans /quarter-to-date average deposits	80.53%	80.18%	78.86%	75.87%	72.24%

The liability portion of the balance sheet provides liquidity mainly through the ability to use cash sourced from customers’ interest-bearing and noninterest-bearing deposit accounts. At June 30, 2023, deposits totaled $30.0 billion, an increase of $430.4 million, or 1%, from March 31, 2023 and an increase of $973.2 million, or 3% from December 31, 2022. The increase from both comparative periods was primarily due to the issuance of brokered certificates of deposit, partially offset by an outflow of public funds deposits. Brokered time deposits totaled $1.2 billion as of June 30, 2023, compared to $573 million at March 31, 2023 and $5 million at December 31, 2022. In March 2023, we added $568 million of brokered certificates of deposit that mature in December 2023 and bear interest plus fees of 5.45% per annum. In May 2023, we added $590 million of brokered certificates of deposit that bear interest plus fees of 5.35% annum, of which, $195 million will mature in February 2024 and $395 million will mature in May 2024. The use of brokered deposits as a funding source is subject to certain policies regarding the amount, term and interest rate.

Core deposits consist of total deposits excluding certificates of deposit of $250,000 or more and brokered deposits. Core deposits totaled $27.5 billion at June 30, 2023, down $553.7 million, or 2%, compared to March 31, 2023 and down $1.0 billion, or 3%, compared to December 31, 2022. The decline in core deposits reflects the shift of deposits into certificates of deposits of $250,000 or more, up $394.1 million compared to March 31, 2023 and $810.4 million compared to December 31, 2022, largely due to attractive interest rates offered during those periods. The ratio of core deposits to total deposits was 91.63% at June 30, 2023, compared to 94.83% at March 31, 2023 and 98.12% at December 31, 2022.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At June 30, 2023, the Bank had borrowings of $1.1 billion and approximately $5.6 billion available under this line. The unused borrowing capacity at the Federal Reserve’s discount window is approximately $3.4 billion. There were no outstanding borrowings with the Federal Reserve at any date during any period covered by this report. In response to the March 2023 bank failures and resulting liquidity concerns, the Federal Reserve established a Bank Term Funding Program, available to eligible depository institutions to provide an additional source of liquidity secured by U.S. Treasury and government agency and mortgage-backed securities, and other qualifying assets at par. As a cautionary measure, the Bank registered for the program at its inception, but has not, and does not intend to borrow under this program.

Wholesale funds, which are comprised of short-term borrowings, long-term debt and brokered deposits were 11.00% of core deposits at June 30, 2023, compared to 15.43% at March 31, 2023 and 7.43% at December 31, 2022. At June 30, 2023, wholesale funds totaled $3.0 billion, a decrease of $1.3 billion, or 30%, from March 31, 2023 and an increase of $0.9 billion, or 43%, from December 31, 2022. The linked-quarter decrease was primarily due to a $2 billion net decrease in FHLB advances as excess liquidity held as a cautionary measure following the March 2023 bank failures was released, partially offset by the addition of $590 million in brokered deposits. The increase from December 31, 2022 reflects the addition of $1.2 billion in brokered deposits, partially offset by a net reduction in FHLB advances of $0.3 billion. The Company has established an internal target for wholesale funds to be less than 25% of core deposits.

Another measure used to monitor our liquidity position is the loan-to-deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding). The loan-to-deposit ratio measures the amount of funds the Company lends for each dollar of deposits on hand. Our average loan-to-deposit ratio for the second quarter of 2023 was 80.53%, compared to 80.18% for the first quarter of 2023 and 78.86% for the fourth quarter of 2022. Management has an established target range for the loan-to-deposit ratio of 87% to 89%, but will operate outside that range under certain circumstances, such as those caused by the pandemic where deposits became and remain elevated.

Cash generated from operations is another important source of funds to meet liquidity needs. The Consolidated Statements of Cash Flows included in Part I, Item 1 of this document present operating cash flows and summarize all significant sources and uses of funds during the six months ended June 30, 2023 and 2022.

Dividends received from the Bank have been the primary source of funds available to the Parent for the payment of dividends to our stockholders and for servicing its debt. The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends the Bank can distribute to the Parent. The Parent targets cash and other liquid assets to provide liquidity in an amount sufficient to fund approximately four quarters of ongoing cash or liquid asset needs, consisting primarily of common stockholder dividends, debt service requirements, and any expected share repurchase or early extinguishment of debt. The Parent may operate below the target level on a temporary basis if a return to the target can be achieved in the near-term, generally not to exceed four quarters. The Parent had cash and liquid assets of $176.0 million at June 30, 2023.

Capital Resources

Stockholders’ equity totaled $3.6 billion at June 30, 2023, up $23.2 million, or 1%, from March 31, 2023 and $211.8 million, or 6%, from December 31, 2022. The increase from March 31, 2023 is attributable to net income of $117.8 million and $7.1 million of long-term incentive plan and dividend reinvestment activity. These factors were partially offset by other comprehensive loss of $75.3 million, net of tax, primarily attributable to fair value adjustments on securities available for sale and cash flow hedges and dividends of $26.4 million. The increase from December 31, 2022 is attributable to net income of $244.3 million, $10.9 million of long-term incentive plan and dividend reinvestment activity, and other comprehensive income of $9.4 million, net of tax; partially offset by dividends of $52.8 million.

The tangible common equity (TCE) ratio was 7.50% at June 30, 2023, up 34 bps compared to 7.16% at March 31, 2023 and 41 bps compared to 7.09% at December 31, 2022. TCE is influenced by net income, tangible net assets, other comprehensive income or loss, and dividends.

The regulatory capital ratios of the Company and the Bank at June 30, 2023 remained well in excess of current regulatory minimum requirements, including capital conservation buffers, by at least $645 million. The Company and the Bank have been categorized as “well-capitalized” in the most recent notices received from our regulators. Refer to the Supervision and Regulation section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion of our capital requirements.

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

	Well-	June 30,	March 31,	December 31,	September 30,	June 30,
	Capitalized	2023	2023	2022	2022	2022
Total capital (to risk weighted assets)
Hancock Whitney Corporation	10.00%	13.44%	13.21%	12.97%	12.67%	12.70%
Hancock Whitney Bank	10.00%	12.70%	12.54%	12.39%	12.16%	12.28%
Tier 1 common equity capital (to risk weighted assets)
Hancock Whitney Corporation	6.50%	11.83%	11.60%	11.41%	11.10%	11.08%
Hancock Whitney Bank	6.50%	11.68%	11.52%	11.43%	11.20%	11.28%
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	8.00%	11.83%	11.60%	11.41%	11.10%	11.08%
Hancock Whitney Bank	8.00%	11.68%	11.52%	11.43%	11.20%	11.28%
Tier 1 leverage capital
Hancock Whitney Corporation	5.00%	9.64%	9.63%	9.53%	9.27%	8.68%
Hancock Whitney Bank	5.00%	9.52%	9.57%	9.54%	9.35%	8.83%
We regularly perform stress analysis on our capital levels. One such scenario included the hypothetical impact of including accumulated other comprehensive losses on market valuations of available for sale securities and cash flow hedges in regulatory capital and a further stress scenario that included both those losses plus losses on the held to maturity investment portfolio in regulatory capital. We estimate that our regulatory capital ratios would remain in excess of the well-capitalized minimums under both of these stress scenarios at June 30, 2023.

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

On April 27, 2023, our board of directors declared the regular second quarter cash dividend of $0.30 per share. The quarterly common stock cash dividend was paid on June 15, 2023 to shareholders of record on June 5, 2023. The Company has paid uninterrupted dividends to its shareholders since 1967.

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

BALANCE SHEET ANALYSIS

Short-Term Investments

Short-term assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors. Short-term investments, including interest-bearing bank deposits and federal funds sold, were $674.2 million at June 30, 2023, down $1.6 billion from March 31, 2023 and up $350.1 million from December 31, 2022. Average short-term investments of $931.3 million for the second quarter of 2023 were up $424.7 million from the first quarter of 2023 and up $635.8 million from the fourth quarter of 2022. Typically, the balance of short-term investments will change on a daily basis depending upon movement in customer loan and deposit accounts. The significant linked quarter decline was largely attributable to the repayment of incremental FHLB advances drawn in March of 2023 and held through early May 2023 as a cautionary measure to provide additional on-balance sheet liquidity in response to the disruption in the financial services industry caused by the recent bank failures.

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

Investment in securities totaled $8.2 billion at June 30, 2023, down $195.0 million from March 31, 2023 and $212.9 million from December 31, 2022. The decrease from both comparative periods reflects net payoffs and paydowns, part of a strategic decision to allow cash inflows from the securities portfolio to fund loan growth. The decrease from March 31, 2023 also reflects $69.2 million unfavorable market valuation adjustment. The decrease from December 31, 2022 was partially offset by a $36.3 million favorable market valuation adjustment on the available for sale portfolio.

At June 30, 2023, securities available for sale totaled $5.4 billion and securities held to maturity totaled $2.8 billion.

Our securities portfolio consists mainly of residential and commercial mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies. We invest only in high quality investment grade securities with a targeted portfolio effective duration generally between two and five and a half years. At June 30, 2023, the average expected maturity of the portfolio was 6.04 years with an effective duration of 4.71 years and a nominal weighted-average yield of 2.32%. Under an immediate, parallel rate shock of 100 bps and 200 bps, the effective durations would be 4.66 and 4.60 years, respectively. At December 31, 2022, the average expected maturity of the portfolio was 6.02 years with an effective duration of 4.87 years and a nominal weighted-average yield of 2.27%. The changes in expected maturity, effective duration, and nominal weighted-average yield were largely the result of maturities, paydowns and the impact from the termination of fair value hedges on available for sale securities. At June 30, 2023, approximately $560 million of our available for sale securities are hedged with $514 million in fair value hedges in order to provide protection and flexibility to reposition and/or reprice the portfolio in a rising interest rate environment, effectively reducing the duration (market price risk) on the hedged securities. Our strategy in the near term will be to utilize the securities portfolio cash flow to fund loan growth and monitor our hedge positions to adjust interest rate sensitivity.

At the end of each reporting period, we evaluate the securities portfolio for credit loss. Based on our assessments, expected credit loss was not material for any period presented, and therefore no allowance for credit loss was recorded.

Loans

Total loans at June 30, 2023 were $23.8 billion, up $385.4 million, or 2%, compared to March 31, 2023, and $675.8 million, or 3%, from December 31, 2022. New loans and fewer paydowns contributed to the growth, with residential mortgage and commercial and industrial portfolios driving the linked quarter growth, and residential mortgage, income-producing commercial real estate and construction portfolios driving the change since year end.

The following table shows the composition of our loan portfolio at each date indicated:

	June 30,	March 31,	December 31,	September 30,	June 30,
($ in thousands)	2023	2023	2022	2022	2022
Total loans:
Commercial non-real estate	$10,113,932	$10,013,482	$10,146,453	$9,905,427	$9,645,092
Commercial real estate - owner occupied	3,058,829	3,050,748	3,033,058	3,033,133	2,964,474
Total commercial and industrial	13,172,761	13,064,230	13,179,511	12,938,560	12,609,566
Commercial real estate - income producing	3,762,428	3,758,455	3,560,991	3,686,540	3,641,243
Construction and land development	1,768,252	1,726,916	1,703,592	1,541,257	1,408,727
Residential mortgages	3,581,514	3,329,793	3,092,605	2,843,723	2,615,807
Consumer	1,504,931	1,525,129	1,577,347	1,575,505	1,570,725
Total loans	$23,789,886	$23,404,523	$23,114,046	$22,585,585	$21,846,068

Commercial and industrial (“C&I”) loans, including both non-real estate and owner occupied real estate secured loans, totaled approximately $13.2 billion, or 55% of the total loan portfolio, at June 30, 2023, up $108.5 million, or 1%, from March 31, 2023 and virtually flat compared to December 31, 2022.

The Bank lends mainly to middle market and smaller commercial entities, although it participates in larger shared credit loan facilities. Shared national credits funded at June 30, 2023 totaled approximately $2.8 billion, or 12% of total loans, an increase of $86.0 million compared to the prior quarter and $76.9 million compared to December 31, 2022. At June 30, 2023, approximately $450 million of our shared national credits were with healthcare-related customers, with the remainder in commercial real estate, finance and insurance, and other diverse industries

Our loan portfolio is well diversified by product, client, and geography throughout our footprint. Nevertheless, we may be exposed to certain concentrations of credit risk which exist in relation to different borrowers or groups of borrowers, specific types of collateral, industries, loan products, or regions. The following table provides detail of the more significant industry concentrations for our commercial and industrial loan portfolio, which is based on NAICS codes for all industries, with the exception of energy, which is based on the borrower’s source of revenue (i.e. a manufacturer whose income is derived from energy-related business is reported as energy).

	June 30,		March 31,		December 31,		September 30,		June 30,
	2023		2023		2022		2022		2022
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial & industrial loans:
Health care and social assistance	$1,454,716	11%	$1,398,300	10%	$1,407,960	11%	$1,420,861	11%	$1,296,666	11%
Real estate and rental and leasing	1,249,557	9%	1,368,460	10%	1,520,955	12%	1,483,937	11%	1,460,694	12%
Retail trade	1,250,708	9%	1,238,090	9%	1,218,784	9%	1,162,095	9%	1,136,244	9%
Manufacturing	1,143,417	9%	1,149,578	9%	1,145,947	8%	1,123,087	9%	1,046,900	8%
Construction	1,052,386	8%	1,025,582	8%	1,034,860	8%	1,021,365	8%	1,047,686	8%
Wholesale trade	1,064,342	8%	999,258	8%	997,930	8%	1,001,960	8%	999,589	8%
Finance and insurance	925,639	7%	914,033	7%	966,683	7%	981,823	8%	914,570	7%
Transportation and warehousing	902,181	7%	852,153	7%	872,234	7%	856,599	7%	837,701	7%
Professional, scientific, and technical services	768,863	6%	732,068	6%	706,430	5%	696,855	5%	653,555	5%
Accommodation, food services and entertainment	714,463	5%	677,488	5%	637,942	5%	669,063	5%	702,313	6%
Public administration	489,503	4%	507,291	4%	542,698	4%	556,938	4%	570,069	5%
Information	417,465	3%	407,754	3%	386,568	3%	332,230	2%	315,071	2%
Other services (except public administration)	393,319	3%	387,396	3%	396,629	3%	405,724	3%	403,874	3%
Admin, Support, Waste Mgmt, Remediation Services	348,540	3%	326,667	3%	314,921	2%	244,399	2%	262,326	2%
Educational services	264,377	2%	282,488	2%	298,126	2%	268,392	2%	280,377	2%
Energy	222,603	2%	227,171	2%	242,076	2%	246,344	2%	246,961	2%
Other	510,682	4%	570,453	4%	488,768	4%	466,888	4%	434,970	3%
Total commercial & industrial loans	$13,172,761	100%	$13,064,230	100%	$13,179,511	100%	$12,938,560	100%	$12,609,566	100%

Commercial real estate – income producing loans totaled approximately $3.8 billion at June 30, 2023, virtually flat compared to March 31, 2023 and up $201.4 million, or 6%, from December 31, 2022. Construction and land development loans totaled approximately $1.8 billion at June 30, 2023, up $41.3 million, or 2%, from March 31, 2023 and $64.7 million, or 4%, from December 31, 2022. The increase from December 31, 2022 in the commercial real estate – income producing loans was largely the result of completed construction projects moving to permanent financing, with the shift from construction largely offset by continued funding on existing lines. We are continuing to limit our growth in income producing real estate with a focus on resilient projects given the current economic environment. The following table details the end-of-period aggregated commercial real estate – income producing and construction loan balances by property type. Loans reflected in 1-4 family residential construction include both loans to construction builders as well as single family borrowers.

	June 30,		March 31,		December 31,		September 30,		June 30,
	2023		2023		2022		2022		2022
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial real estate - income producing and construction loans:
Multifamily	$1,087,984	20%	$1,017,351	19%	$870,869	17%	$872,944	17%	$776,723	15%
Healthcare related properties	844,304	15%	865,414	16%	854,563	16%	851,998	16%	879,474	18%
Retail	822,134	15%	802,220	15%	811,990	15%	803,300	15%	780,454	16%
Industrial	698,409	13%	677,907	12%	613,149	12%	602,739	12%	573,993	11%
Office	555,080	10%	561,248	10%	569,452	11%	585,614	11%	569,055	11%
1-4 family residential construction	593,238	11%	623,293	11%	602,867	11%	588,122	11%	548,286	11%
Hotel/motel and restaurants	448,362	8%	475,377	9%	485,865	9%	453,847	9%	448,949	9%
Other land loans	219,398	4%	219,192	4%	213,159	4%	222,723	4%	221,905	4%
Other	261,771	5%	243,369	4%	242,669	5%	246,510	5%	251,131	5%
Total commercial real estate - income producing and construction loans	$5,530,680	100%	$5,485,371	100%	$5,264,583	100%	$5,227,797	100%	$5,049,970	100%

The residential mortgage loan portfolio totaled $3.6 billion at June 30, 2023, up $251.7 million, or 8%, from March 31, 2023 and $488.9 million, or 16%, from December 31, 2022. Growth in residential mortgage includes a combination of completed construction loans converting to permanent financing as well new loan growth.

The consumer loan portfolio totaled $1.5 billion at June 30, 2023, down $20.2 million, or 1%, from March 31, 2023 and $72.4 million, or 5%, from December 31, 2022. Changes in the consumer loan portfolio balance include the impact of our exit from the indirect automobile lending market, where the existing portfolio is in run-off.

Management expects the 2023 loan growth percentage to be in the range of low to mid-single digits from the December 31, 2022 balance of $23.1 billion.

Allowance for Credit Losses and Asset Quality

The Company's allowance for credit losses was $345.7 million at June 30, 2023, up $4.3 million from $341.4 million at March 31, 2023, and $4.6 million from $341.1 million at December 31, 2022. The $4.3 million linked-quarter increase in the allowance for credit losses is attributable to $3.4 million of net charge-offs and a provision for credit losses of $7.6 million, reflective of loan growth, higher individually evaluated reserves on our nonaccrual portfolio and a relatively consistent credit loss outlook on the portfolio as a whole. Uncertainty related to inflationary pressure and the outcome of the Federal Reserve’s monetary policy continues to result in an elevated reserve relative to pre-pandemic levels. After considering the variables underlying each of the Moody's economic scenarios, management weighed the baseline scenario at 40%, the downside S-2 mild recessionary scenario at 60% in the computation of the allowance for credit losses at June 30, 2023. Each of the scenarios utilized have varying degrees of severity and duration of inflationary pressure, including volatility in commodities prices stemming from geopolitical unrest, the consequences of the Federal Reserve's actions with regard to monetary policy, and the ultimate effects of recent disruption in the financial services industry on credit trends. Refer to the Economic Outlook section of this discussion and analysis for further information on the Moody’s scenarios and our weighting assumptions.

Our allowance for credit loss coverage to total loans was 1.45% at June 30, 2023, virtually unchanged compared to 1.46% at March 31, 2023. The allowance for credit losses on the commercial portfolio was up $2.6 million at $280.6 million, or 1.50% of that portfolio, at June 30, 2023, compared to the March 31, 2023 allowance of $278.0 million, or 1.50%, reflecting stable credit performance. Our residential mortgage allowance for credit loss increased modestly to $36.6 million, 1.02% of that portfolio at June 30, 2023, compared to $34.6 million, or 1.04%, at March 31, 2023, due largely to growth in the portfolio. Our allowance for credit losses on the consumer portfolio was $28.4 million, or 1.89% at June 30, 2023, compared to $28.8 million, or 1.89%, at March 31, 2023. The $4.6 million increase in the allowance for credit loss compared to December 31, 2022 is largely related to loan growth and higher individually evaluated loan reserves on our nonaccrual portfolio, with modest improvement in the economic outlook, resulting in a decline in coverage to total loans from 1.48% to 1.45%.

Criticized commercial loans totaled $302.2 million at June 30, 2023, up $6.7 million, or 2%, from $295.5 million at March 31, 2023 and was virtually unchanged from $301.9 million at December 31, 2022. Criticized loans are defined as those having potential weaknesses that deserve management’s close attention (risk-rated as special mention, substandard and doubtful), including both accruing and nonaccruing loans. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process. In addition, the Company often reviews portfolios of loans to determine if there are areas of risk not specifically identified in its loan by loan approach. Criticized commercial loans comprised 1.62% of that portfolio at June 30, 2023, up from 1.59% at March 31, 2023, but down from 1.64% at December 31, 2022, and remain near historically low levels. Our criticized commercial loans at June 30, 2023 are diversified across many industries, with the largest concentrations being construction, totaling $73.4 million; manufacturing, totaling $40.5 million; wholesale trade, totaling $37.3 million; and accommodation, food services and entertainment, totaling $27.8 million. Commercial loans risk rated pass-watch totaled $419.3 million at June 30, 2023, down $36.7 million from $456.0 million at March 31, 2023, and $38.3 million from $457.6 million at December 31, 2022. The pass-watch risk rating includes credits with negative performance trends that reflect sufficient risk to cause concern, but have not risen to the level of criticized.

Net charge-offs were $3.4 million, or 0.06% of average total loans on an annualized basis in the second quarter of 2023, compared to $5.7 million, or 0.10% of average total loans in the first quarter of 2023. Our commercial portfolio had net charge-offs of $1.2 million in the second quarter of 2023, compared to $3.4 million in the first quarter of 2023. Our residential mortgage portfolio had net recoveries of $0.3 million compared to $0.2 million in the first quarter of 2023. Consumer net charge-offs were $2.4 million in the second quarter of 2023 compared to $2.5 million in the first quarter of 2023. For the first six months of 2023, net charge-offs totaled $9.1 million, or 0.08% of average total loans on an annualized basis, compared to a net recovery of $0.4 million in the first six months of 2022. Results for the first half of 2023 reflect a decline in commercial recoveries to more normalized levels.

The following table sets forth activity in the allowance for credit losses for the periods indicated:

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
($ in thousands)	2023	2023	2022	2023	2022
Provision and Allowance for Credit Losses
Allowance for loan losses:
Allowance for loan losses at beginning of period	$309,385	$307,789	$317,843	$307,789	$342,065
Loans charged-off:
Commercial non real estate	2,975	4,528	1,088	7,503	3,747
Commercial real estate - owner-occupied	—	—	857	—	857
Total commercial & industrial	2,975	4,528	1,945	7,503	4,604
Commercial real estate - income producing	73	—	1,062	73	1,066
Construction and land development	11	61	3	72	3
Total commercial	3,059	4,589	3,010	7,648	5,673
Residential mortgages	8	20	18	28	60
Consumer	3,549	3,363	2,947	6,912	5,627
Total charge-offs	6,616	7,972	5,975	14,588	11,360
Recoveries of loans previously charged-off:
Commercial non real estate	1,661	1,033	4,461	2,694	6,603
Commercial real estate - owner-occupied	155	195	102	350	491
Total commercial & industrial	1,816	1,228	4,563	3,044	7,094
Commercial real estate - income producing	10	—	—	10	878
Construction and land development	—	6	58	6	126
Total commercial	1,826	1,234	4,621	3,060	8,098
Residential mortgages	299	181	466	480	527
Consumer	1,115	838	1,574	1,953	3,102
Total recoveries	3,240	2,253	6,661	5,493	11,727
Total net charge-offs	3,376	5,719	(686)	9,095	(367)
Provision for loan losses	8,487	7,315	(10,354)	15,802	(34,257)
Allowance for loan losses at end of period	$314,496	$309,385	$308,175	$314,496	$308,175
Reserve for Unfunded Lending Commitments:
Reserve for unfunded lending commitments at beginning of period	$32,014	$33,309	$30,710	$33,309	$29,334
Provision for losses on unfunded lending commitments	(854)	(1,295)	593	(2,149)	1,969
Reserve for unfunded lending commitments at end of period	$31,160	$32,014	$31,303	$31,160	$31,303
Total Allowance for Credit Losses	$345,656	$341,399	$339,478	$345,656	$339,478
Total Provision for Credit Losses	$7,633	$6,020	$(9,761)	$13,653	$(32,288)
Coverage Ratios:
Allowance for loan losses to period-end loans	1.32%	1.32%	1.41%	1.32%	1.41%
Allowance for credit losses to period-end loans	1.45%	1.46%	1.55%	1.45%	1.55%
Charge-offs ratios:
Gross charge-offs to average loans	0.11%	0.14%	0.11%	0.13%	0.11%
Recoveries to average loans	0.05%	0.04%	0.12%	0.05%	0.11%
Net charge-offs to average loans	0.06%	0.10%	(0.01)%	0.08%	(0.00)%
Net Charge-offs to average loans by portfolio
Commercial non real estate	0.05%	0.14%	(0.14)%	0.10%	(0.06)%
Commercial real estate - owner-occupied	(0.02)%	(0.03)%	0.10%	(0.02)%	0.03%
Total commercial & industrial	0.04%	0.10%	(0.08)%	0.07%	(0.04)%
Commercial real estate - income producing	0.01%	—	0.12%	0.00%	0.01%
Construction and land development	0.00%	0.01%	(0.02)%	0.01%	(0.02)%
Total commercial	0.03%	0.07%	(0.04)%	0.05%	(0.03)%
Residential mortgages	(0.03)%	(0.02)%	(0.07)%	(0.03)%	(0.04)%
Consumer	0.64%	0.66%	0.35%	0.65%	0.33%

The following table sets forth for the periods indicated nonaccrual loans and loans modified or restructured, by type, and foreclosed and surplus ORE and other foreclosed assets. The table also includes loans past due 90 days or more and still accruing.

	June 30,	March 31,	December 31,	September 30,	June 30,
($ in thousands)	2023	2023	2022	2022	2022
Loans accounted for on a nonaccrual basis:
Commercial non-real estate	$39,361	$12,378	$3,078	$3,563	$3,600
Commercial non-real estate - modified/restructured (a)	907	924	942	965	1,230
Total commercial non-real estate	40,268	13,302	4,020	4,528	4,830
Commercial real estate - owner occupied	1,620	1,709	1,233	2,009	2,165
Commercial real estate - owner-occupied - modified/restructured (a)	675	684	228	228	228
Total commercial real estate - owner-occupied	2,295	2,393	1,461	2,237	2,393
Commercial real estate - income producing	356	1,501	1,174	1,814	1,842
Commercial real estate - income producing - modified/restructured (a)	—	—	66	69	74
Total commercial real estate - income producing	356	1,501	1,240	1,883	1,916
Construction and land development	370	340	306	349	676
Construction and land development - modified/restructured (a)	—	—	3	4	4
Total construction and land development	370	340	309	353	680
Residential mortgage	27,458	30,110	23,946	22,753	18,649
Residential mortgage - modified/restructured (a)	—	—	1,323	1,530	1,713
Total residential mortgage	27,458	30,110	25,269	24,283	20,362
Consumer	7,473	6,698	6,646	6,476	7,885
Consumer - modified/restructured (a)	—	—	46	47	—
Total consumer	7,473	6,698	6,692	6,523	7,885
Total nonaccrual loans	$78,220	$54,344	$38,991	$39,807	$38,066
ORE and foreclosed assets	2,174	1,976	2,017	2,085	3,467
Total nonaccrual loans and ORE and foreclosed assets	$80,394	$56,320	$41,008	$41,892	$41,533
Modified/Restructured loans - still accruing (a):
Commercial non-real estate	$1,010	$10	$307	$316	$329
Commercial real estate - owner occupied	—	—	—	—	—
Commercial real estate - income producing	—	—	—	—	—
Construction and land development	—	—	113	114	116
Residential mortgage	—	—	1,018	1,016	1,142
Consumer	—	—	469	479	905
Total Modified/restructured loans - still accruing (a)	$1,010	$10	$1,907	$1,925	$2,492
Total reportable modified loans (a)	$2,592	$1,618	$—	$—	$—
Total troubled debt restructured loans (a)	$—	$—	$4,515	$4,768	$5,741
Loans 90 days past due still accruing	$7,552	$13,155	$4,585	$2,600	$4,697
Ratios:
Nonaccrual loans to total loans	0.33%	0.23%	0.17%	0.18%	0.17%
Nonaccrual loans plus ORE and foreclosed assets to loans plus ORE and foreclosed assets	0.34%	0.24%	0.18%	0.19%	0.20%
Allowance for loan losses to nonaccrual loans	402.07%	569.31%	789.38%	769.00%	809.58%
Allowance for loan losses to nonaccrual loans and accruing loans 90 days past due	366.67%	458.35%	706.33%	721.85%	720.66%
Loans 90 days past due still accruing to loans	0.03%	0.06%	0.02%	0.01%	0.02%

(a)
Loans presented in the June 30,2023 and March 31, 2023 columns represent modified loans to borrowers experiencing financial difficulties, and the columns for December 31, 2022, September 30, 2022, and June 30, 2022 represent troubled debt restructured loans. The definition of reportable modifications/restructured loans changed for modifications made on or after January 1, 2023 with the adoption of ASU 2022-02. Refer to Note 1 included in Part 1 of this document for a discussion of this standard.

Nonaccrual loans plus ORE and foreclosed assets totaled $80.4 million at June 30, 2023, up $24.1 million compared to March 31, 2023 and $39.4 million from December 31, 2022. Nonaccrual loans of $78.2 million increased $23.9 million compared to March 31, 2023 and $39.2 million compared to December 31, 2022, and remains at a relatively low percentage of the total portfolio at 0.33%. The increase in nonaccrual loans compared to both periods was largely attributable to the downgrade of a single credit. ORE and foreclosed assets were $2.2 million at June 30, 2023, relatively flat to both March 31, 2023 and December 31, 2022. Nonaccrual loans plus ORE and other foreclosed assets as a percentage of total loans, ORE and other foreclosed assets was 0.34% at June 30, 2023, up 10 bps compared to March 31, 2023 and 16 bps from December 31, 2022.

We expect to continue to see low to modest charge-offs and provision for credit losses for the remainder of 2023. Loan growth, portfolio mix, asset quality metrics and future assumptions in economic forecasts will drive the level of credit loss reserves.

Deposits

Deposits provide the most significant source of funding for our interest earning assets. Generally, our ability to compete for market share depends on our deposit pricing and our wide range of products and services that are focused on customer needs. We offer high-quality banking services with convenient delivery channels, including online and mobile banking. We provide specialized services to our commercial customers to promote commercial deposit growth. These services include treasury management, industry expertise and lockbox services. Since early 2020, deposit levels have also been influenced by pandemic-driven factors, such as inflows from government stimulus payments, deposits related to funding PPP loans into business checking accounts and a slowdown in customer spending during the height of the pandemic. In late 2022, we began to see outflows of some of the deposit bases built over the preceding two years, as spending levels have increased amid inflationary conditions and an increase in competition for deposits, though deposits remain above pre-pandemic levels.

The failures of three large U.S. banks in the first half of 2023 has created disruption in the financial services industry. While many factors played a role in the ultimate failures, these institutions had significant industry/demographic concentration within their deposit bases and a high ratio of uninsured deposits. Lack of diversity in concentration within a deposit base may increase the risk of events or trends that could prompt a larger-scale demand for deposits outflow. Concerns over a financial institution's ability to protect deposit balances in excess of the federally insured limit may increase the risk of a deposit run. We consider our deposit base to be seasoned, stable and well-diversified. We also offer our customers an insured cash sweep product (ICS) that allows customers to insure deposits above FDIC insured limits. We have seen increased demand for the ICS product following the recent bank failures, with the balance totaling $220.9 million at June 30, 2023, compared to $111.4 million at March 31, 2023 and $12.2 million at December 31, 2022. At June 30, 2023, we have calculated our average deposit account size by dividing period-end deposits by the population of accounts with balances to be approximately $38,400, which includes $199,100 in our commercial and small business lines (excluding public funds), $132,300 in our wealth management business line, and $18,400 in our consumer business line.

Further, at June 30, 2023, our sources of liquidity exceed uninsured deposits. We have estimated the Bank’s amount of uninsured deposits using the methodologies and assumptions required for FDIC regulatory reporting to be approximately $13.6 billion at June 30, 2023, down from $14.2 billion at March 31, 2023 and $14.7 billion at December 31, 2022. Approximately half of the linked quarter decline in uninsured deposits is related to the reduction of an intercompany deposit balance. Our uninsured deposit total at June 30, 2023 includes approximately $3.3 billion of public funds that have pledged securities as collateral, leaving $10.3 billion of noncollateralized, uninsured deposits compared to total liquidity of $18.5 billion. Our ratio of noncollateralized, uninsured deposits to total deposits was approximately 34.4% at June 30, 2023, compared to 36.2% at March 31, 2023 and 37.9% at December 31, 2022.

Total deposits were $30.0 billion at June 30, 2023, up $430.4 million, or 1%, from March 31, 2023 and $973.2 million, or 3%, from December 31, 2022. Average deposits for the second quarter of 2023 were $29.4 billion, up $580.0 million, or 2%, from the first quarter of 2023.

The following table shows the composition of our deposits at each date indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
($ in thousands)	2023	2023	2022	2022	2022

Noninterest-bearing deposits	$12,171,817	$12,860,027	$13,645,113	$14,290,817	$14,676,342
Interest-bearing retail transaction and savings deposits	10,455,175	10,682,568	10,757,495	10,924,309	11,359,561
Interest-bearing public fund deposits:
Public fund transaction and savings deposits	2,828,301	2,987,565	3,132,828	2,737,074	2,832,720
Public fund time deposits	97,130	98,644	111,397	59,288	50,943
Total interest-bearing public fund deposits	2,925,431	3,086,209	3,244,225	2,796,362	2,883,663
Retail time deposits	3,328,577	2,411,765	1,418,596	934,866	937,676
Brokered time deposits	1,162,501	572,501	4,920	4,920	9,190
Total interest-bearing deposits	17,871,684	16,753,043	15,425,236	14,660,457	15,190,090
Total deposits	$30,043,501	$29,613,070	$29,070,349	$28,951,274	$29,866,432

Noninterest-bearing demand deposits were $12.2 billion at June 30, 2023, down $688.2 million, or 5%, from March 31, 2023 and $1.5 billion, or 11%, from December 31, 2022. The declines from both comparative periods reflect both the continued shift to interest-bearing products, particularly retail time deposits, amid the rising interest rate environment and typical seasonal outflows of public funds deposits. Noninterest-bearing demand deposits comprised 40% of total deposits at June 30, 2023, 43% at March 31, 2023 and 47% at December 31, 2022.

Interest-bearing transaction and savings accounts of $10.5 billion at June 30, 2023 were down $227.4 million, or 2%, from March 31, 2023 and $302.3 million, or 3%, from December 31, 2022. Interest-bearing public fund deposits totaled $2.9 billion at June 30, 2023, down $160.8 million, or 5%, from March 31, 2023 and $318.8 million, or 10%, from December 31, 2022. The decrease in public funds is mostly reflective of typical seasonal outflows. Retail time deposits totaled $3.3 billion at June 30, 2023, up $916.8 million, or 38%, from March 31, 2023 and $1.9 billion, or 135%, from December 31, 2022. The increase in retail time deposits reflects the continued shift from noninterest-bearing or lower yielding interest-bearing products amid the rising interest rate environment as depositors take advantage of the current rate offerings. Brokered time deposits of $1.2 billion at June 30, 2023 represents the addition of brokered time deposits of $568 million in March and $590 million in May. These instruments are short-term in nature, maturing between December 2023 and May 2024 bear interest plus fees of either 5.35% or 5.45%.

As previously noted, interest rates paid on deposit accounts continued to increase in the second quarter of 2023, particularly on retail time deposits where we have offered promotional rates. The following table sets forth average balances and weighted-average rates paid on deposits for the second and first quarters of 2023 and the second quarter of 2022.

	June 30, 2023			March 31, 2023			June 30, 2022
($ in millions)	Balance	Rate	Mix	Balance	Rate	Mix	Balance	Rate	Mix
Interest-bearing deposits:
Interest-bearing transaction deposits	$2,355.0	0.74%	8.0%	$2,468.9	0.46%	8.6%	$2,674.7	0.09%	8.9%
Money market deposits	5,648.8	2.62	19.2	5,497.3	1.80	19.1	5,806.7	0.05	19.4
Savings deposits	2,493.7	0.01	8.5	2,684.2	0.01	9.3	2,957.6	0.01	9.9
Time deposits	3,740.3	3.95	12.7	2,018.6	2.70	7.0	979.2	0.15	3.3
Public Funds	2,981.7	3.27	10.2	3,160.7	3.04	11.0	2,906.0	0.46	9.7
Total interest-bearing deposits	17,219.5	2.39%	58.6	15,829.7	1.65%	55.0	15,324.2	0.13%	51.1
Noninterest-bearing demand deposits	12,153.4		41.4	12,963.2		45.0	14,655.8		48.9
Total deposits	$29,372.9		100.0%	$28,792.9		100.0%	$29,980.0		100.0%

The following sets forth the maturities of time certificates of deposit greater than $250,000 at June 30, 2023.

June 30,
($ in thousands)	2023
Three months	$567,620
Over three months through six months	417,338
Over six months through one year	341,543
Over one year	25,771
Total	$1,352,272

Management expects relatively flat or low single digit end of period deposit growth for 2023 compared to the balance of $29.1 billion at December 31, 2022.

Short-Term Borrowings

At June 30, 2023, short-term borrowings totaled $1.6 billion, down $1.9 billion from March 31, 2023 and down $241.7 million, or 13%, from December 31, 2022. The decline from both comparative periods is primarily attributable to FHLB borrowings. The significant linked quarter decline reflects the repayment of incremental borrowings drawn in March 2023 as a cautionary measure to provide additional on-balance sheet liquidity in response to the disruption in the financial services industry caused by the bank failures. FHLB borrowings totaled $1.1 billion at June 30, 2023 and consisted of one fixed-rate advance maturing July 3, 2023. The remaining variance is largely due to changes in customer repurchase agreements discussed below. Average short-term borrowings of $2.4 billion in the second quarter of 2023 were up $288.0 million, or 14%, from the first quarter of 2023 and up $810.8 million, or 51%, from the fourth quarter of 2022.

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

Long-Term Debt

Long-term debt totaled $236.2 million at June 30, 2023, down $5.9 million, or 2%, from March 31, 2023 and down $5.8 million, or 2%, from December 31, 2022.

Long-term debt at June 30, 2023 includes subordinated notes payable with an aggregate principal amount of $172.5 million, a stated maturity of June 15, 2060, and a fixed rate of 6.25% per annum that qualify as Tier 2 capital of certain regulatory capital ratios. Subject to prior approval by the Federal Reserve, the Company may redeem these notes in whole or in part on any of its quarterly interest payment dates after June 15, 2025.

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

The contract amounts of these instruments reflect our exposure to credit risk. The Bank undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. At June 30, 2023, the Company had a reserve for unfunded lending commitments totaling $31.2 million.

The following table shows the commitments to extend credit and letters of credit at June 30, 2023 according to expiration date.

		Expiration Date
		Less than	1-3	3-5	More than
($ in thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$10,083,714	$3,854,996	$2,587,327	$2,809,459	$831,932
Letters of credit	439,444	353,507	57,103	28,834	—
Total	$10,523,158	$4,208,503	$2,644,430	$2,838,293	$831,932

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

The following table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in rates at June 30, 2023. Shifts are measured in 100 basis point increments in a range from -500 to +500 basis points from base case, with -300 through +300 basis points presented in the table below. Our interest rate sensitivity modeling incorporates a number of assumptions including loan and deposit repricing characteristics, the rate of loan prepayments and other factors such as loan floors and the impact of off-balance sheet hedges. The base scenario assumes that the current interest rate environment is held constant over a 24-month forecast period and is the scenario to which all others are compared in order to measure the change in net interest income. Policy limits on the change in net interest income under a variety of interest rate scenarios are approved by the Board of Directors. All policy scenarios assume a static volume forecast where the balance sheet is held constant, although other scenarios are modeled.

	Estimated Increase
	(Decrease) in NII
Change in Interest Rates	Year 1	Year 2
(basis points)
-300	-10.23%	-15.42%
-200	-6.46%	-10.05%
-100	-2.90%	-4.46%
+100	3.03%	4.22%
+200	5.70%	8.18%
+300	8.37%	12.18%

The results indicate a general asset sensitivity across most scenarios driven primarily by repricing in variable rate loans and a funding mix which includes a large percentage of noninterest-bearing and lower rate sensitive deposits. As rates have risen over the past year, the funding mix has experienced a shift to more rate sensitive deposit and wholesale funding which has resulted in a lower net interest income at risk measurements compared to recent years. When deemed prudent, management has taken actions to mitigate exposure to interest rate risk with on-or off-balance sheet financial instruments and intends to do so in the future. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes.

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

The Bank has adopted several replacement benchmarks to use in place of LIBOR benchmark rates, including Chicago Mercantile Exchange Inc. (CME) Term SOFR, FRB-NY SOFR and AMERIBOR as the primary rates. The replacement benchmark rates adopted by the Bank have been affirmed to comply with the 19 principles set forth by the International Organization of Securities Commissions (IOSCO) for Financial Benchmarks, and it further provides the Bank confidence these replacement benchmarks are based on transparent, market-based transactions. The Bank began using these replacement benchmarks towards the end of the third quarter of 2021. In the first half of 2023, the Company converted all of its LIBOR based cash flow hedges to SOFR and replaced the variable rate loan pools with SOFR based instruments, with limited financial impact or cost.

Effective July 3, 2023, all remaining LIBOR instruments were transitioned in accordance with the statutory framework established by the Federal Reserve with no material financial impact. While we have not had any material issues to-date, the discontinuance of LIBOR could result in customer uncertainty and disputes arising as a consequence of the transition, and could result in damage to our reputation and loss of customers.

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective.

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended June 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company, including subsidiaries, is party to various legal proceedings arising in the ordinary course of business. We do not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on our consolidated financial position or liquidity.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, in evaluating an investment in the Company’s securities, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our 2022 Form 10-K, and as disclosed in Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, which could materially affect the Company's business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.

There are no material changes during the period covered by this Report to the risk factors previously disclosed in our 2022 Form 10-K or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has in place a Board approved stock buyback program whereby the Company is authorized to repurchase up to 4.3 million shares of its common stock through the program’s expiration date of December 31, 2024. The program allows the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions. Following is a summary of repurchases during the three months ended June 30, 2023.

	Total number of shares or units purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under such plans or programs
April 1, 2023 - April 30, 2023	—	$—	—	4,297,000
May 1, 2023 - May 31, 2023	—	$—	—	4,297,000
June 1, 2023 - June 30, 2023	—	$—	—	4,297,000
	—	$—	—

Item 5. Other Information

Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2023.

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

August 4, 2023