Form 10-Q
period 2023-09-30
HANCOCK WHITNEY CORP
filed 2023-11-03
CIK 750577

*

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

86,151,165 common shares were outstanding at October 31, 2023.

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

Parent – Hancock Whitney Corporation, exclusive of its subsidiaries

Bank – Hancock Whitney Bank

Other Terms:

ACL – allowance for credit losses

AFS – available for sale securities

AMERIBOR - American Interbank Offered Rate; a benchmark interest rate based on an overnight unsecured loans transacted on the American Financial Exchange

AOCI – accumulated other comprehensive income or loss

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

TDR – troubled debt restructuring, as defined by accounting guidance that was superseded effective January 1, 2023

TSR – total shareholder return

U.S. Treasury – The United States Department of the Treasury

Part I. Financial Information

Item 1. Financial Statements

Hancock Whitney Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except per share data)	2023	2022
ASSETS
Cash and due from banks	$541,351	$564,459
Interest-bearing bank deposits	817,478	323,332
Federal funds sold	471	728
Securities available for sale, at fair value (amortized cost of $6,085,309 and $6,310,214)	5,188,156	5,556,041
Securities held to maturity (fair value of $2,430,287 and $2,615,398 )	2,727,945	2,852,495
Loans held for sale (includes $13,298 and $10,843 measured at fair value)	15,862	26,385
Loans	23,983,679	23,114,046
Less: allowance for loan losses	(306,291)	(307,789)
Loans, net	23,677,388	22,806,257
Property and equipment, net of accumulated depreciation of $310,928 and $303,451	309,909	328,605
Right of use assets, net of accumulated amortization of $52,572 and $44,901	106,918	96,884
Prepaid expenses	56,782	44,632
Other real estate and foreclosed assets, net	4,527	2,017
Accrued interest receivable	152,437	131,849
Goodwill	855,453	855,453
Other intangible assets, net	47,309	56,193
Life insurance contracts	745,741	729,774
Funded pension assets, net	219,456	216,818
Deferred tax asset, net	244,774	211,418
Other assets	586,344	380,485
Total assets	$36,298,301	$35,183,825
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$11,626,371	$13,645,113
Interest-bearing	18,693,966	15,425,236
Total deposits	30,320,337	29,070,349
Short-term borrowings	1,425,928	1,871,271
Long-term debt	236,279	242,077
Accrued interest payable	52,569	9,935
Lease liabilities	126,673	116,422
Other liabilities	635,512	531,143
Total liabilities	32,797,298	31,841,197
Stockholders' equity:
Common stock	309,513	309,513
Capital surplus	1,735,098	1,716,884
Retained earnings	2,351,386	2,088,413
Accumulated other comprehensive loss, net	(894,994)	(772,182)
Total stockholders' equity	3,501,003	3,342,628
Total liabilities and stockholders' equity	$36,298,301	$35,183,825
Preferred shares authorized (par value of $20.00 per share)	50,000	50,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	92,947	92,947
Common shares outstanding	86,148	85,941

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Interest income:
Loans, including fees	$358,669	$248,895	$1,014,726	$648,808
Loans held for sale	798	398	1,458	1,532
Securities-taxable	46,934	43,860	142,081	120,039
Securities-tax exempt	4,624	4,743	14,073	14,116
Short-term investments	4,802	1,841	21,365	6,892
Total interest income	415,827	299,737	1,193,703	791,387
Interest expense:
Deposits	130,797	13,580	297,783	22,409
Short-term borrowings	12,732	2,749	58,528	5,127
Long-term debt	3,064	3,101	9,253	9,349
Total interest expense	146,593	19,430	365,564	36,885
Net interest income	269,234	280,307	828,139	754,502
Provision for credit losses	28,498	1,402	42,151	(30,886)
Net interest income after provision for credit losses	240,736	278,905	785,988	785,388
Noninterest income:
Service charges on deposit accounts	22,264	23,272	64,377	65,441
Trust fees	16,593	16,048	50,720	48,636
Bank card and ATM fees	20,555	21,412	62,258	63,678
Investment and annuity fees and insurance commissions	8,520	6,492	25,628	21,920
Secondary mortgage market operations	2,609	3,284	7,076	10,020
Securities transactions, net	—	—	—	(87)
Other income	15,433	14,829	39,470	44,814
Total noninterest income	85,974	85,337	249,529	254,422
Noninterest expense:
Compensation expense	95,650	98,985	282,174	279,133
Employee benefits	20,616	19,937	64,279	62,355
Personnel expense	116,266	118,922	346,453	341,488
Net occupancy expense	13,434	12,411	38,347	36,316
Equipment expense	4,776	4,527	14,555	14,097
Data processing expense	29,822	26,768	87,566	77,176
Professional services expense	9,519	9,679	27,565	25,895
Amortization of intangible assets	2,813	3,428	8,884	10,762
Deposit insurance and regulatory fees	5,851	3,596	18,234	10,839
Other real estate and foreclosed assets income, net	(26)	(1,782)	(153)	(3,634)
Other expense	22,220	15,953	66,246	47,599
Total noninterest expense	204,675	193,502	607,697	560,538
Income before income taxes	122,035	170,740	427,820	479,272
Income taxes expense	24,297	35,351	85,821	98,970
Net income	$97,738	$135,389	$341,999	$380,302
Earnings per common share-basic	$1.12	$1.56	$3.93	$4.35
Earnings per common share-diluted	$1.12	$1.55	$3.92	$4.33
Dividends paid per share	$0.30	$0.27	$0.90	$0.81
Weighted average shares outstanding-basic	86,131	85,706	86,082	86,141
Weighted average shares outstanding-diluted	86,437	86,020	86,368	86,439

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2023	2022	2023	2022
Net income	$97,738	$135,389	$341,999	$380,302
Other comprehensive income (loss) before income taxes:
Net change in unrealized loss on securities available for sale cash flow hedges and equity method investment	(184,530)	(367,437)	(187,089)	(961,892)
Reclassification of (income) loss realized and included in earnings	12,854	(1,441)	33,619	(10,849)
Valuation adjustments to employee benefit plans	214	(410)	(7,307)	(8,397)
Amortization of unrealized net loss on securities transferred to held to maturity	421	434	1,343	961
Other comprehensive loss before income taxes	(171,041)	(368,854)	(159,434)	(980,177)
Income tax benefit	(38,833)	(83,250)	(36,622)	(221,331)
Other comprehensive loss net of income taxes	(132,208)	(285,604)	(122,812)	(758,846)
Comprehensive income (loss)	$(34,470)	$(150,215)	$219,187	$(378,544)

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended September 30, 2023 and 2022					Accumulated
	Common Stock				Other
(in thousands, except parenthetical share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Loss	Total
Balance, June 30, 2023	92,947	$309,513	$1,727,745	$2,280,004	$(762,786)	$3,554,476
Net income	—	—	—	97,738	—	97,738
Other comprehensive loss	—	—	—	—	(132,208)	(132,208)
Comprehensive loss	—	—	—	97,738	(132,208)	(34,470)
Cash dividends declared ($0.30 per common share)	—	—	—	(26,390)	—	(26,390)
Common stock activity, long-term incentive plans	—	—	6,429	34	—	6,463
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	924	—	—	924
Balance, September 30, 2023	92,947	$309,513	$1,735,098	$2,351,386	$(894,994)	$3,501,003
Balance, June 30, 2022	92,947	$309,513	$1,710,898	$1,856,489	$(527,177)	$3,349,723
Net income	—	—	—	135,389	—	135,389
Other comprehensive loss	—	—	—	—	(285,604)	(285,604)
Comprehensive loss	—	—	—	135,389	(285,604)	(150,215)
Cash dividends declared ($0.27 per common share)	—	—	—	(23,668)	—	(23,668)
Common stock activity, long-term incentive plans	—	—	6,081	50	—	6,131
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	871	—	—	871
Repurchase of common stock (50,000 shares)	—	—	(2,403)	—	—	(2,403)
Balance, September 30, 2022	92,947	$309,513	$1,715,447	$1,968,260	$(812,781)	$3,180,439

Nine Months Ended September 30, 2023 and 2022					Accumulated
	Common Stock				Other
(in thousands, except parenthetical share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Loss	Total
Balance, December 31, 2022	92,947	$309,513	$1,716,884	$2,088,413	$(772,182)	$3,342,628
Net income	—	—	—	341,999	—	341,999
Other comprehensive loss	—	—	—	—	(122,812)	(122,812)
Comprehensive income	—	—	—	341,999	(122,812)	219,187
Dividends declared ($0.90 per common share)	—	—	—	(79,169)	—	(79,169)
Common stock activity, long-term incentive plans	—	—	15,356	143	—	15,499
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	2,858	—	—	2,858
Balance, September 30, 2023	92,947	$309,513	$1,735,098	$2,351,386	$(894,994)	$3,501,003
Balance, December 31, 2021	92,947	$309,513	$1,755,701	$1,659,073	$(53,935)	$3,670,352
Net income	—	—	—	380,302	—	380,302
Other comprehensive loss	—	—	—	—	(758,846)	(758,846)
Comprehensive loss	—	—	—	380,302	(758,846)	(378,544)
Dividends declared ($0.81 per common share)	—	—	—	(71,249)	—	(71,249)
Common stock activity, long-term incentive plans	—	—	15,967	134	—	16,101
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	2,671	—	—	2,671
Repurchase of common stock (1,204,368 shares)	—	—	(58,892)	—	—	(58,892)
Balance, September 30, 2022	92,947	$309,513	$1,715,447	$1,968,260	$(812,781)	$3,180,439

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
($ in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$341,999	$380,302
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	26,183	23,210
Provision for credit losses	42,151	(30,886)
Gain on other real estate and foreclosed assets	(375)	(5,210)
Loss on sale of securities	—	87
Deferred tax expense	3,266	9,396
Increase cash surrender value of life insurance contracts	(13,452)	(2,372)
Loss on disposal of assets	981	140
Net (increase) decrease in loans held for sale	(14,572)	54,010
Net amortization of securities premium/discount	14,233	29,475
Amortization of intangible assets	8,884	10,762
Stock-based compensation expense	18,677	17,507
Net change in derivative collateral liability	101,108	36,776
Net increase in interest payable and other liabilities	26,642	1,964
(Increase) decrease in other assets	(143,211)	174,915
Other, net	(10,111)	(24,999)
Net cash provided by operating activities	402,403	675,077
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from the sale of available for sale securities	—	73,219
Proceeds from maturities of securities available for sale	246,825	415,221
Purchases of securities available for sale	(40,047)	(517,178)
Proceeds from maturities of securities held to maturity	122,782	111,612
Purchases of securities held to maturity	(6,023)	(859,333)
Proceeds received upon termination of fair value hedge instruments	16,550	74,006
Net (increase) decrease in short-term investments	(493,889)	3,568,970
Net (purchases) redemption of Federal Home Loan Bank stock	(68,057)	4,969
Proceeds from sales of loans and leases	79,422	26,619
Net increase in loans	(978,775)	(1,545,537)
Purchase of life insurance contracts	—	(65,000)
Purchases of property and equipment	(24,572)	(22,352)
Proceeds from sales of other real estate and foreclosed assets	1,862	11,308
Other, net	(7,240)	2,778
Net cash provided by (used in) investing activities	(1,151,162)	1,279,302
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	1,249,988	(1,514,623)
Net decrease in short-term borrowings	(445,343)	(122,080)
Repayments of long-term debt	—	(480)
Dividends paid	(78,531)	(70,926)
Payroll tax remitted on net share settlement of equity awards	(3,321)	(1,891)
Proceeds from exercise of stock options	—	227
Proceeds from dividend reinvestment and stock purchase plans	2,858	2,671
Repurchase of common stock	—	(58,892)
Net cash provided by (used in) financing activities	725,651	(1,765,994)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(23,108)	188,385
CASH AND DUE FROM BANKS, BEGINNING	564,459	401,201
CASH AND DUE FROM BANKS, ENDING	$541,351	$589,586
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$4,067	$328

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

Refer to Note 14 – Recent Accounting Pronouncements for further discussion of accounting standards adopted and issued but not yet adopted at September 30, 2023 and the anticipated impact to the Company’s financial statements.

2. Securities

The following tables set forth the amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities classified as available for sale and held to maturity at September 30, 2023 and December 31, 2022. Amortized cost of securities does not include accrued interest which is reflected in the accrued interest line item on the consolidated balance sheets totaling $28.2 million at September 30, 2023 and $29.1 million at December 31, 2022.

	September 30, 2023				December 31, 2022
		Gross	Gross			Gross	Gross
Securities Available for Sale	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
($ in thousands)	cost	gains	losses	value	cost	gains	losses	value
U.S. Treasury and government agency securities	$118,208	$—	$4,018	$114,190	$113,211	$—	$2,346	$110,865
Municipal obligations	204,445	44	11,378	193,111	207,014	59	3,981	203,092
Residential mortgage-backed securities	2,424,225	24	463,682	1,960,567	2,655,381	224	398,619	2,256,986
Commercial mortgage-backed securities	3,250,230	—	408,879	2,841,351	3,234,278	2,032	342,880	2,893,430
Collateralized mortgage obligations	64,701	—	5,871	58,830	76,830	—	6,242	70,588
Corporate debt securities	23,500	—	3,393	20,107	23,500	—	2,420	21,080
Total	$6,085,309	$68	$897,221	$5,188,156	$6,310,214	$2,315	$756,488	$5,556,041

	September 30, 2023				December 31, 2022
		Gross	Gross			Gross	Gross
Securities Held to Maturity	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
($ in thousands)	cost	gains	losses	value	cost	gains	losses	value
U.S. Treasury and government agency securities	$418,323	$—	$60,006	$358,317	$426,454	$21	$49,044	$377,431
Municipal obligations	667,809	—	39,068	628,741	698,908	753	26,558	673,103
Residential mortgage-backed securities	673,898	—	88,902	584,996	734,478	—	72,532	661,946
Commercial mortgage-backed securities	933,260	—	107,231	826,029	948,691	—	87,211	861,480
Collateralized mortgage obligations	34,655	—	2,451	32,204	43,964	—	2,526	41,438
Total	$2,727,945	$—	$297,658	$2,430,287	$2,852,495	$774	$237,871	$2,615,398

The following tables present the amortized cost and fair value of debt securities available for sale and held to maturity at September 30, 2023 by contractual maturity. Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateralized mortgage obligations.

Debt Securities Available for Sale	Amortized	Fair
($ in thousands)	cost	value
Due in one year or less	$17,746	$17,540
Due after one year through five years	1,018,866	957,682
Due after five years through ten years	2,995,003	2,592,296
Due after ten years	2,053,694	1,620,638
Total available for sale debt securities	$6,085,309	$5,188,156

Debt Securities Held to Maturity	Amortized	Fair
($ in thousands)	cost	value
Due in one year or less	$103,187	$100,661
Due after one year through five years	650,946	602,263
Due after five years through ten years	795,800	718,439
Due after ten years	1,178,012	1,008,924
Total held to maturity securities	$2,727,945	$2,430,287

The Company held no securities classified as trading at September 30, 2023 and December 31, 2022.

The following table presents the proceeds from, gross gains on, and gross losses on sales of securities during the nine months ended September 30, 2023 and 2022. Net gains or losses are reflected in the "Securities transactions, net" line item on the Consolidated Statements of Income.

	Nine Months Ended September 30,
($ in thousands)	2023	2022
Proceeds	$—	$73,219
Gross gains	—	—
Gross losses	—	87
Net loss	$—	$(87)

Securities with carrying values totaling $4.3 billion and $4.9 billion were pledged as collateral at September 30, 2023 and December 31, 2022, respectively, primarily to secure public deposits or securities sold under agreements to repurchase and as collateral for an available line of credit with the Federal Reserve Bank.

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

The fair value and gross unrealized losses for securities classified as available for sale with unrealized losses for the periods indicated follow.

Available for Sale
September 30, 2023	Losses < 12 months		Losses 12 months or >		Total
($ in thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury and government agency securities	$73,033	$1,111	$41,157	$2,907	$114,190	$4,018
Municipal obligations	68,720	3,138	123,078	8,240	191,798	11,378
Residential mortgage-backed securities	7,389	196	1,950,817	463,486	1,958,206	463,682
Commercial mortgage-backed securities	83,732	1,723	2,757,618	407,156	2,841,350	408,879
Collateralized mortgage obligations	—	—	58,830	5,871	58,830	5,871
Corporate debt securities	—	—	19,607	3,393	19,607	3,393
Total	$232,874	$6,168	$4,951,107	$891,053	$5,183,981	$897,221

Available for Sale
December 31, 2022	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
($ in thousands)	value	losses	value	losses	value	losses
U.S. Treasury and government agency securities	$102,607	754	$8,258	$1,592	$110,865	$2,346
Municipal obligations	192,334	3,981	—	—	192,334	3,981
Residential mortgage-backed securities	636,060	49,790	1,611,832	348,829	2,247,892	398,619
Commercial mortgage-backed securities	1,489,974	114,195	1,351,530	228,685	2,841,504	342,880
Collateralized mortgage obligations	41,703	3,275	28,884	2,967	70,587	6,242
Corporate debt securities	13,194	1,306	7,386	1,114	20,580	2,420
Total	$2,475,872	$173,301	$3,007,890	$583,187	$5,483,762	$756,488

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

The fair value and gross unrealized losses for securities classified as held to maturity with unrealized losses for the periods indicated follow.

Held to maturity
September 30, 2023	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
($ in thousands)	value	losses	value	losses	value	losses
U.S. Treasury and government agency securities	$29,314	$1,310	$329,004	$58,696	$358,318	$60,006
Municipal obligations	410,196	12,240	218,545	26,828	628,741	39,068
Residential mortgage-backed securities	—	—	584,996	88,902	584,996	88,902
Commercial mortgage-backed securities	—	—	826,028	107,231	826,028	107,231
Collateralized mortgage obligations	—	—	32,204	2,451	32,204	2,451
Total	$439,510	$13,550	$1,990,777	$284,108	$2,430,287	$297,658

Held to maturity
December 31, 2022	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
($ in thousands)	value	losses	value	losses	value	losses
U.S. Treasury and government agency securities	$145,893	$13,245	$226,499	$35,799	$372,392	$49,044
Municipal obligations	560,288	8,878	64,346	17,680	624,634	26,558
Residential mortgage-backed securities	391,146	30,515	270,800	42,017	661,946	72,532
Commercial mortgage-backed securities	697,827	56,899	163,653	30,312	861,480	87,211
Collateralized mortgage obligations	41,438	2,526	—	—	41,438	2,526
Total	$1,836,592	$112,063	$725,298	$125,808	$2,561,890	$237,871

As of September 30, 2023 and December 31, 2022, the Company had 787 and 757 securities, respectively, with market values below their cost basis. There were no material unrealized losses related to the marketability of the securities or the issuer’s ability to meet contractual obligations. In all cases, the indicated impairment on these debt securities would be recovered no later than the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. The unrealized losses were deemed to be materially non-credit related at September 30, 2023 and December 31, 2022. At September 30, 2023, the Company had adequate liquidity and, therefore, neither planned to nor expected to be required to liquidate these securities before recovery of the amortized cost basis.

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

Loans, net of unearned income, by portfolio are presented at amortized cost basis in the table below. Amortized cost does not include accrued interest, which is reflected in the accrued interest line item in the Consolidated Balance Sheets, totaling $118.9 million and $100.2 million at September 30, 2023 and December 31, 2022, respectively. The following table presents loans, net of unearned income, by portfolio class at September 30, 2023 and December 31, 2022.

	September 30,	December 31,
($ in thousands)	2023	2022
Commercial non-real estate	$10,075,585	$10,146,453
Commercial real estate - owner occupied	3,081,327	3,033,058
Total commercial and industrial	13,156,912	13,179,511
Commercial real estate - income producing	4,027,553	3,560,991
Construction and land development	1,614,846	1,703,592
Residential mortgages	3,721,106	3,092,605
Consumer	1,463,262	1,577,347
Total loans	$23,983,679	$23,114,046

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

LIBOR Transition

Effective July 1, 2023, the London Interbank Offered Rate (“LIBOR”) is no longer a representative rate for the overnight, one-month, three-month, six-month, and twelve-month settings. The Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”), signed into law in March of 2022, offers a federal solution for transitioning legacy instruments that lack sufficient provisions addressing LIBOR’s cessation by outlining a uniform process to govern the transition from LIBOR to a replacement rate. The Federal Reserve Bank Board, authorized under the LIBOR Act to issue appropriate and necessary regulations to administer and carry out the purposes of the Act, issued final regulations which became effective on February 27, 2023. Under the LIBOR Act and the related regulations, the Chicago Mercantile Exchange Term Secured Overnight Financing Rate (“CME Term SOFR”) plus a tenor spread adjustment was designated as the replacement reference rate for instruments that previously referenced LIBOR.

Effective July 3, 2023, approximately $3.1 billion of variable rate loans tied to LIBOR were transitioned in accordance with the statutory framework established by the Federal Reserve, with the transition rate to be utilized upon the next reset period, in a manner that is consistent with industry practice. The transition did not have a material financial impact on the Company’s operating results for the three or nine months ended September 30, 2023.

Allowance for Credit Losses

The calculation of the allowance for credit losses is performed using two primary approaches: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated. The allowance for credit losses was developed using multiple Moody’s Analytics (“Moody’s") macroeconomic forecasts applied to internally developed credit models for a two year reasonable and supportable period. The following tables present activity in the allowance for credit losses (ACL) by portfolio class for the nine months ended September 30, 2023 and 2022, as well as the corresponding recorded investment in loans at the end of each period.

		Commercial	Total	Commercial
	Commercial	real estate-	commercial	real estate-	Construction
	non-real	owner	and	income	and land	Residential
($ in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total
	Nine Months Ended September 30, 2023
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$96,461	$48,284	$144,745	$71,961	$30,498	$32,464	$28,121	$307,789
Charge-offs	(44,837)	—	(44,837)	(73)	(72)	(53)	(10,787)	(55,822)
Recoveries	4,419	447	4,866	12	10	888	2,701	8,477
Net provision for loan losses	43,622	(7,152)	36,470	2,441	(2,213)	3,563	5,586	45,847
Ending balance - allowance for loan losses	$99,665	$41,579	$141,244	$74,341	$28,223	$36,862	$25,621	$306,291
Reserve for unfunded lending commitments:
Beginning balance	$4,984	$302	$5,286	$1,395	$25,110	$31	$1,487	$33,309
Provision for losses on unfunded commitments	270	10	280	39	(3,874)	4	(145)	(3,696)
Ending balance - reserve for unfunded lending commitments	5,254	312	5,566	1,434	21,236	35	1,342	29,613
Total allowance for credit losses	$104,919	$41,891	$146,810	$75,775	$49,459	$36,897	$26,963	$335,904
Allowance for loan losses:
Individually evaluated	$1,666	$—	$1,666	$—	$—	$—	$—	$1,666
Collectively evaluated	97,999	41,579	139,578	74,341	28,223	36,862	25,621	304,625
Allowance for loan losses	$99,665	$41,579	$141,244	$74,341	$28,223	$36,862	$25,621	$306,291
Reserve for unfunded lending commitments:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	5,254	312	5,566	1,434	21,236	35	1,342	29,613
Reserve for unfunded lending commitments:	$5,254	$312	$5,566	$1,434	$21,236	$35	$1,342	$29,613
Total allowance for credit losses	$104,919	$41,891	$146,810	$75,775	$49,459	$36,897	$26,963	$335,904
Loans:
Individually evaluated	$17,658	$—	$17,658	$—	$—	$—	$—	$17,658
Collectively evaluated	10,057,927	3,081,327	13,139,254	4,027,553	1,614,846	3,721,106	1,463,262	23,966,021
Total loans	$10,075,585	$3,081,327	$13,156,912	$4,027,553	$1,614,846	$3,721,106	$1,463,262	$23,983,679

In arriving at the September 30, 2023 allowance for credit losses, the Company weighted the September 2023 baseline economic forecast, which Moody’s defines as the “most likely outcome” based on current conditions and its view of where the economy is headed, with a 40% probability. The September 2023 baseline scenario maintains a somewhat optimistic outlook in its assumptions surrounding the drivers of economic growth, including its expectations of the effectiveness of the Federal Reserve's monetary policy in easing inflationary conditions. The baseline forecast assumes the Federal Funds rate has reached its terminal value in the rate hiking cycle, with rate cuts expected to begin in June 2024. This forecast includes sustained economic growth with forecasted annual GDP growth of 2.1%, 1.4% and 1.9% in 2023, 2024 and 2025, respectively, and only a modest increase in unemployment, forecasted at 3.7%, 4.1% and 4.2% for 2023, 2024 and 2025, respectively. This forecast scenario also assumes the 10-year U.S. treasury rate reached its recent high in the second quarter of 2023, and will continue to ease slightly through 2025. Management determined that assumptions provided for in the downside slower near-term growth/mild recessionary scenario (S-2) were also reasonably possible and weighted that scenario as more likely than the baseline at 60%. The S-2 scenario assumes that geopolitical conflict creates longer and wider supply chain disruption, keeps inflation elevated and assumes the disruption in the financial sector results in broader tightening of credit standards. This leads to a mild recession that starts in the fourth quarter of 2023 lasting three quarters, with the stock market contracting 22%. The S-2 scenario includes forecasted annual GDP growth of 2.1% in 2023, but contracts to negative 0.2% in 2024 before returning to 2.5% in 2025. Unemployment is forecasted to increase from current levels to 3.9%, 6.1% and 4.9% in 2023, 2024 and 2025, respectively.

While economic uncertainty continues, including the possibility of a recession in the near-term, the credit loss outlook on the loan portfolio as a whole has not changed materially since year-end. The modest decline in the allowance for credit loss for the nine months ended September 30, 2023 reflects a relatively stable economic outlook, with shifts between portfolios and a relatively modest decline in reserve coverage to total loans.

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

The release of credit reserves across most portfolios during the nine months ended September 30, 2022 reflected positive economic indicators in our market, continued improvement in our asset quality metrics, and a sustained period of minimal credit losses. In arriving at the allowance for credit losses at September 30, 2022, the Company weighted the baseline economic forecast at 25% and the downside slower near-term growth scenario S-2 at 75%.

Nonaccrual loans and certain reportable modified loan disclosures

The following table shows the composition of nonaccrual loans and those without an allowance for loan loss, by portfolio class.

	September 30, 2023		December 31, 2022
($ in thousands)	Total nonaccrual	Nonaccrual without allowance for loan loss	Total nonaccrual	Nonaccrual without allowance for loan loss
Commercial non-real estate	$22,108	$15,413	$4,020	$941
Commercial real estate - owner occupied	2,432	—	1,461	692
Total commercial and industrial	24,540	15,413	5,481	1,633
Commercial real estate - income producing	344	—	1,240	1,174
Construction and land development	742	—	309	—
Residential mortgages	26,905	—	25,269	1,884
Consumer	7,800	—	6,692	—
Total loans	$60,331	$15,413	$38,991	$4,691

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

Nonaccrual loans include reportable nonaccruing modified loans to borrowers experiencing financial difficulty (“MEFDs”) totaling $20 thousand at September 30, 2023 and loans modified in troubled debt restructurings (“TDRs”) totaling $2.6 million at December 31, 2022. Total reportable MEFDs, both accruing and nonaccruing, were $28.9 million at September 30, 2023 and total TDRs were $4.5 million at December 31, 2022. At September 30, 2023 and December 31, 2022, the Company had no unfunded commitments to borrowers whose loan terms have been modified as a reportable MEFD or TDR, respectively.

The tables below provides detail by portfolio class for reportable MEFDs entered into during the three and nine months ended September 30, 2023. Modified facilities are reflected only once in each table based on the type of modification or combinaion of modification.

	Three Months Ended September 30, 2023
	Term extension		Payment delay		Term extensions and payment delay		Other(1)
($ in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Commercial non-real estate	$5,873	0.06%	$—	—	$4,431	0.04%	$—	—
Commercial real estate - owner occupied	—	—	—	—	17,035	0.55%	—	—
Total commercial and industrial	5,873	0.04%	—	—	21,466	0.16%		—
Commercial real estate - income producing	—	—	—	—	—	—	—	—
Construction and land development	86	0.01%	—	—	—	—	—	—
Residential mortgages	120	0.00%	—	—	—	—	66	0.00%
Consumer	62	0.00%	—	—	—	—	—	—
Total reportable modified loans	$6,141	0.03%	$—	—	$21,466	0.09%	$66	0.00%

(1) Includes interest rate reduction and other than insignificant payment delays.

	Nine Months Ended September 30, 2023
	Term extension		Payment delay		Term extensions and payment delay		Other(1)
($ in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Commercial non-real estate	$6,969	0.07%	$100	0.00%	$4,431	0.04%	$—	—
Commercial real estate - owner occupied	—	—	—	—	17,035	0.55%	—	—
Total commercial and industrial	6,969	0.05%	100	0.00%	21,466	0.16%	—	—
Commercial real estate - income producing	—	—	—	—	—	—	—	—
Construction and land development	86	0.01%	—	—	—	—	—	—
Residential mortgages	120	0.00%	—	—	—	—	66	0.00%
Consumer	62	0.00%	—	—	—	—	—	—
Total reportable modified loans	$7,237	0.03%	$100	0.00%	$21,466	0.09%	$66	0.00%

(1) Includes interest rate reduction and other than insignificant payment delays.

Reportable modifications to borrowers experiencing financial difficulty during the both the three and nine months ended September 30, 2023 consisted of weighted average term extensions totaling approximately eight months for commercial, fifteen years for residential mortgage and five years for consumer. The weighted average term of other than insignificant payment delays was four months. Reported term extensions and payment delays are considered more than insignificant if they exceeded six months when considering other modifications made in the past twelve months.

The table below presents the aging analysis of reportable modifications to borrowers experiencing financial difficulty by portfolio class at September 30, 2023.

September 30, 2023	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total reportable modified Loans
(in thousands)
Commercial non-real estate	$4,718	$—	$—	$4,718	$6,782	$11,500
Commercial real estate - owner occupied	—	—	—	—	17,035	17,035
Total commercial and industrial	4,718	—	—	4,718	23,817	28,535
Commercial real estate - income producing	—	—	—	—	—	—
Construction and land development	—	—	—	—	86	86
Residential mortgages	—	—	20	20	166	186
Consumer	—	—	—	—	62	62
Total reportable modified loans	$4,718	$—	$20	$4,738	$24,131	$28,869

There was one residential mortgage loan totaling $20 thousand with a reportable interest rate reduction and a term extension modification that had a post modification payment default during the three and nine month periods ended September 30, 2023. A payment default occurs if the loan is either 90 days or more delinquent or has been charged off as of the end of the period presented.

Aging Analysis

The tables below present the aging analysis of past due loans by portfolio class at September 30, 2023 and December 31, 2022.

September 30, 2023	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
($ in thousands)
Commercial non-real estate	$20,712	$12,881	$13,522	$47,115	$10,028,470	$10,075,585	$1,476
Commercial real estate - owner occupied	2,642	1,860	2,324	6,826	3,074,501	3,081,327	1,037
Total commercial and industrial	23,354	14,741	15,846	53,941	13,102,971	13,156,912	2,513
Commercial real estate - income producing	224	300	19,428	19,952	4,007,601	4,027,553	19,139
Construction and land development	947	150	148	1,245	1,613,601	1,614,846	67
Residential mortgages	9,419	8,834	17,878	36,131	3,684,975	3,721,106	85
Consumer	12,504	3,612	6,029	22,145	1,441,117	1,463,262	2,366
Total	$46,448	$27,637	$59,329	$133,414	$23,850,265	$23,983,679	$24,170

December 31, 2022	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
($ in thousands)
Commercial non-real estate	$4,050	$21,329	$3,418	$28,797	$10,117,656	$10,146,453	$996
Commercial real estate - owner occupied	19,069	3,346	1,894	24,309	3,008,749	3,033,058	1,623
Total commercial and industrial	23,119	24,675	5,312	53,106	13,126,405	13,179,511	2,619
Commercial real estate - income producing	879	—	1,174	2,053	3,558,938	3,560,991	—
Construction and land development	4,029	242	133	4,404	1,699,188	1,703,592	54
Residential mortgages	28,208	11,056	17,346	56,610	3,035,995	3,092,605	293
Consumer	8,845	2,806	4,407	16,058	1,561,289	1,577,347	1,619
Total	$65,080	$38,779	$28,372	$132,231	$22,981,815	$23,114,046	$4,585

Credit Quality Indicators

The following tables present the credit quality indicators by segment and portfolio class of loans at September 30, 2023 and December 31, 2022. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process.

	September 30, 2023
($ in thousands)	Commercial non-real estate	Commercial real estate - owner- occupied	Total commercial and industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$9,680,970	$2,983,077	$12,664,047	$3,862,680	$1,600,484	$18,127,211
Pass-Watch	183,257	63,261	246,518	137,577	12,888	396,983
Special Mention	50,128	8,512	58,640	2,258	702	61,600
Substandard	161,230	26,477	187,707	25,038	772	213,517
Doubtful	—	—	—	—	—	—
Total	$10,075,585	$3,081,327	$13,156,912	$4,027,553	$1,614,846	$18,799,311

	December 31, 2022
($ in thousands)	Commercial non-real estate	Commercial real estate - owner- occupied	Total commercial and industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$9,641,117	$2,912,057	$12,553,174	$3,440,648	$1,690,756	$17,684,578
Pass-Watch	284,843	49,093	333,936	111,587	12,097	457,620
Special Mention	79,980	6,267	86,247	3,810	196	90,253
Substandard	140,513	65,641	206,154	4,946	543	211,643
Doubtful	—	—	—	—	—	—
Total	$10,146,453	$3,033,058	$13,179,511	$3,560,991	$1,703,592	$18,444,094

	September 30, 2023			December 31, 2022
($ in thousands)	Residential mortgage	Consumer	Total	Residential mortgage	Consumer	Total
Performing	$3,694,201	$1,455,462	$5,149,663	$3,066,319	$1,570,186	$4,636,505
Nonperforming	26,905	7,800	34,705	26,286	7,161	33,447
Total	$3,721,106	$1,463,262	$5,184,368	$3,092,605	$1,577,347	$4,669,952

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

Vintage Analysis

The following tables present credit quality disclosures of amortized cost by portfolio class and vintage for term loans and by revolving and revolving converted to amortizing at September 30, 2023 and December 31, 2022. The Company defines vintage as the later of origination, renewal or modification date. The gross charge-offs presented in the table are for the nine months ended September 30, 2023.

	Term Loans							Revolving Loans
September 30, 2023	Amortized Cost Basis by Origination Year						Revolving	Converted to
($ in thousands)	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
Commercial Non-Real Estate:
Pass	$1,316,709	$1,938,055	$1,205,406	$545,552	$435,870	$966,469	$3,184,264	$88,645	$9,680,970
Pass-Watch	19,835	47,472	13,054	3,820	9,284	9,771	76,764	3,257	183,257
Special Mention	649	9,324	14,251	5,553	—	866	12,342	7,143	50,128
Substandard	37,553	39,124	8,327	8,971	4,256	11,236	45,698	6,065	161,230
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,374,746	$2,033,975	$1,241,038	$563,896	$449,410	$988,342	$3,319,068	$105,110	$10,075,585
Gross Charge-offs	$7,019	$872	$468	$21,109	$81	$250	$12,299	$2,739	$44,837
Commercial Real Estate - Owner Occupied:
Pass	$299,428	$681,918	$605,725	$509,454	$302,742	$538,751	$31,599	$13,460	$2,983,077
Pass-Watch	18,697	3,547	6,788	2,803	9,007	21,563	856	—	63,261
Special Mention	563	—	2,047	656	—	4,748	498	—	8,512
Substandard	557	7,621	633	5,239	4,616	6,607	1,204	—	26,477
Doubtful	—	—	—	—	—	—	—	—	—
Total	$319,245	$693,086	$615,193	$518,152	$316,365	$571,669	$34,157	$13,460	$3,081,327
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate - Income Producing:
Pass	$359,078	$926,189	$1,031,726	$683,720	$349,978	$396,668	$65,636	$49,685	$3,862,680
Pass-Watch	3,084	35,676	338	57,931	23,951	16,034	263	300	137,577
Special Mention	159	—	—	354	—	1,745	—	—	2,258
Substandard	20,780	1,931	289	1,245	—	793	—	—	25,038
Doubtful	—	—	—	—	—	—	—	—	—
Total	$383,101	$963,796	$1,032,353	$743,250	$373,929	$415,240	$65,899	$49,985	$4,027,553
Gross Charge-offs	$73	$—	$—	$—	$—	$—	$—	$—	$73
Construction and Land Development:
Pass	$310,519	$744,624	$334,025	$59,938	$5,875	$20,227	$119,833	$5,443	$1,600,484
Pass-Watch	8,429	2,011	1,409	93	648	212	86	—	12,888
Special Mention	702	—	—	—	—	—	—	—	702
Substandard	—	88	67	—	10	312	295	—	772
Doubtful	—	—	—	—	—	—	—	—	—
Total	$319,650	$746,723	$335,501	$60,031	$6,533	$20,751	$120,214	$5,443	$1,614,846
Gross Charge-offs	$—	$7	$54	$—	$—	$11	$—	$—	$72
Residential Mortgage:
Performing	$389,320	$791,881	$917,332	$496,414	$178,861	$916,803	$3,590	$—	$3,694,201
Nonperforming	461	2,202	2,417	755	1,323	19,747	—	—	26,905
Total	$389,781	$794,083	$919,749	$497,169	$180,184	$936,550	$3,590	$—	$3,721,106
Gross Charge-offs	$—	$—	$—	$—	$—	$53	$—	$—	$53
Consumer Loans:
Performing	$63,967	$66,584	$41,713	$31,708	$37,837	$47,188	$1,148,476	$17,989	$1,455,462
Nonperforming	195	132	311	569	448	3,206	337	2,602	7,800
Total	$64,162	$66,716	$42,024	$32,277	$38,285	$50,394	$1,148,813	$20,591	$1,463,262
Gross Charge-offs	$289	$1,641	$967	$144	$415	$568	$5,543	$1,220	$10,787

	Term Loans							Revolving Loans
December 31, 2022	Amortized Cost Basis by Origination Year						Revolving	Converted to
($ in thousands)	2022	2021	2020	2019	2018	Prior	Loans	Term Loans	Total
Commercial Non-Real Estate:
Pass	$2,600,656	$1,450,689	$679,355	$569,842	$267,025	$763,122	$3,193,769	$116,659	$9,641,117
Pass-Watch	68,307	38,949	31,841	11,757	8,237	49,577	66,339	9,836	284,843
Special Mention	30,276	13,625	2,443	4,406	322	1,654	25,184	2,070	79,980
Substandard	29,667	13,807	11,766	21,667	12,792	1,250	39,213	10,351	140,513
Doubtful	—	—	—	—	—	—	—	—	—
Total	$2,728,906	$1,517,070	$725,405	$607,672	$288,376	$815,603	$3,324,505	$138,916	$10,146,453

Commercial Real Estate - Owner Occupied:
Pass	$630,121	$650,742	$537,849	$328,364	$265,437	$447,707	$46,730	$5,107	$2,912,057
Pass-Watch	7,129	5,299	3,743	13,301	10,872	7,706	893	150	49,093
Special Mention	—	—	544	822	1,231	3,670	—	—	6,267
Substandard	19,899	547	6,715	7,663	7,543	21,465	1,000	809	65,641
Doubtful	—	—	—	—	—	—	—	—	—
Total	$657,149	$656,588	$548,851	$350,150	$285,083	$480,548	$48,623	$6,066	$3,033,058

Commercial Real Estate - Income Producing:
Pass	$894,522	$795,378	$660,235	$420,435	$232,145	$317,446	$113,487	$7,000	$3,440,648
Pass-Watch	1,027	18,070	58,256	20,865	12,066	836	467	—	111,587
Special Mention	235	—	708	2,325	166	376	—	—	3,810
Substandard	415	—	2,785	8	1,240	498	—	—	4,946
Doubtful	—	—	—	—	—	—	—	—	—
Total	$896,199	$813,448	$721,984	$443,633	$245,617	$319,156	$113,954	$7,000	$3,560,991

Construction and Land Development:
Pass	$663,735	$711,731	$148,579	$9,198	$15,360	$10,854	$128,842	$2,457	$1,690,756
Pass-Watch	8,233	1,944	643	559	199	450	69	—	12,097
Special Mention	—	—	—	196	—	—	—	—	196
Substandard	35	55	—	12	61	380	—	—	543
Doubtful	—	—	—	—	—	—	—	—	—
Total	$672,003	$713,730	$149,222	$9,965	$15,620	$11,684	$128,911	$2,457	$1,703,592

Residential Mortgage:
Performing	$631,339	$694,104	$518,705	$192,431	$107,675	$918,918	$3,147	$—	$3,066,319
Nonperforming	1,058	2,434	716	1,196	2,080	18,802	—	—	26,286
Total	$632,397	$696,538	$519,421	$193,627	$109,755	$937,720	$3,147	$—	$3,092,605

Consumer Loans:
Performing	$103,742	$58,248	$45,641	$62,715	$41,559	$40,489	$1,212,958	$4,834	$1,570,186
Nonperforming	193	198	228	758	381	3,341	459	1,603	7,161
Total	$103,935	$58,446	$45,869	$63,473	$41,940	$43,830	$1,213,417	$6,437	$1,577,347

Residential Mortgage Loans in Process of Foreclosure

Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. Included in loans at September 30, 2023 and December 31, 2022 were $5.4 million and $4.9 million, respectively, of consumer loans secured by single family residential real estate that were in process of foreclosure. In addition to the single family residential real estate loans in process of foreclosure, the Company also held foreclosed single family residential properties in other real estate owned totaling $1.4 million at September 30, 2023 and $0.4 million at December 31, 2022.

Loans Held for Sale

Loans held for sale totaled $15.9 million and $26.4 million at September 30, 2023 and December 31, 2022, respectively. Loans held for sale is composed primarily of residential mortgage loans originated for sale in the secondary market. At September 30, 2023, residential mortgage loans carried at the fair value option totaled $13.3 million with an unpaid principal balance of $13.1 million. At December 31, 2022, residential mortgage loans carried at the fair value option totaled $10.8 million with an unpaid principal balance of $10.6 million. All other loans held for sale are carried at the lower of cost or market.

4. Short-Term Borrowings

The following table presents information concerning short-term borrowings at September 30, 2023 and December 31, 2022.

	September 30,	December 31,
($ in thousands)	2023	2022
Federal funds purchased:
Amount outstanding at period end	$350	$1,850
Weighted-average interest at period end	4.90%	3.90%
Securities sold under agreements to repurchase:
Amount outstanding at period end	$525,578	$444,421
Weighted-average interest at period end	1.46%	0.53%
FHLB borrowings:
Amount outstanding at period end	$900,000	$1,425,000
Weighted-average interest at period end	5.45%	4.70%

The following table presents information concerning short-term borrowings for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2023	2022	2023	2022
Federal funds purchased:
Average amount outstanding during period	$7,665	$28,861	$5,785	$11,425
Maximum amount at any month end during period	$350	$1,850	$1,850	$2,350
Weighted-average interest rate during period	6.16%	2.59%	5.58%	2.29%
Securities sold under agreements to repurchase:
Average amount outstanding during period	$538,167	$516,546	$494,298	$542,105
Maximum amount at any month end during period	$525,578	$541,131	$625,773	$640,592
Weighted-average interest rate during period	1.64%	0.13%	1.27%	0.09%
FHLB borrowings:
Average amount outstanding during period	$765,217	$405,163	$1,429,121	$731,982
Maximum amount at any month end during period	$900,000	$1,000,000	$3,100,000	$1,100,000
Weighted-average interest rate during period	5.39%	2.34%	5.01%	0.84%

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

The $900 million of Federal Home Loan Bank ("FHLB") borrowings at September 30, 2023 consisted of two fixed rate advances with a maturity date of October 2, 2023. The $1.4 billion of FHLB borrowings at December 31, 2022 consisted of one fixed rate note entered into on December 30, 2022, that matured on January 3, 2023. The Company continues to hold FHLB short-term borrowings at levels that will vary based on liquidity needs.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional or contractual amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at September 30, 2023 and December 31, 2022.

		September 30, 2023			December 31, 2022
			Derivative (1)			Derivative (1)
($ in thousands)	Type of Hedge	Notional or Contractual Amount	Assets	Liabilities	Notional or Contractual Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate loans	Cash Flow	$1,550,000	$—	$117,363	$2,100,000	$2,301	$112,262
Interest rate swaps - securities	Fair Value	513,500	39,902	—	716,000	43,501	—
		2,063,500	39,902	117,363	2,816,000	45,802	112,262
Derivatives not designated as hedging instruments:
Interest rate swaps	N/A	5,078,764	190,288	187,752	4,620,544	172,242	169,712
Risk participation agreements	N/A	338,165	9	11	298,729	1	13
Interest rate-lock commitments on residential mortgage loans	N/A	15,136	351	2	10,930	8	113
Forward commitments to sell residential mortgage loans	N/A	31,013	—	174	13,819	161	8
To Be Announced (TBA) securities	N/A	22,000	177	2	10,000	78	7
Foreign exchange forward contracts	N/A	98,759	965	933	123,106	1,643	1,594
Visa Class B derivative contract	N/A	42,690	—	1,432	43,111	—	1,883
		5,626,527	191,790	190,306	5,120,239	174,133	173,330
Total derivatives		$7,690,027	$231,692	$307,669	$7,936,239	$219,935	$285,592
Less: netting adjustment (2)			(107,261)	—		(110,438)	(81,471)
Total derivative assets/liabilities			$124,431	$307,669		$109,497	$204,121

(1)
Derivative assets and liabilities are reported at fair value in other assets or other liabilities, respectively, in the consolidated balance sheets.
(2)
Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty. See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans. For each agreement, the Company receives interest at a fixed rate and pays at a variable rate. The Company terminated six swap agreements in 2023 and paid cash of approximately $2.9 million, which was recorded as accumulated other comprehensive loss and is being amortized into earnings through the original maturity dates of the respective contracts. Using the elections allowed for ASU 2022-06 "Reference Rate Return (Topic 848)," as amended, the Company converted all of its LIBOR-based swaps to SOFR and replaced the variable rate loan pools with SOFR based instruments during the second quarter of 2023, with minimal impact to financial results. The notional amounts of the swap agreements in place at September 30, 2023 expire as follows: $50 million in 2025; $475 million in 2026; $925 million in 2027; and $100 million in 2028.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps on securities available for sale

The Company is party to forward-starting fixed payer swaps that convert the latter portion of the term of certain available for sale securities to a floating rate. These derivative instruments are designated as fair value hedges of interest rate risk. This strategy provides the Company with a fixed rate coupon during the front-end unhedged tenor of the bonds and results in a floating rate security during the back-end hedged tenor. At September 30, 2023, these single layer instruments have hedge start dates between January 2025 and

July 2026, and maturity dates from December 2027 through March 2031. The fair value of the hedged item attributable to interest rate risk is presented in interest income along with the change in the fair value of the hedging instrument.

The hedged available for sale securities are part of closed portfolios of pre-payable commercial mortgage backed securities. In accordance with ASC 815, prepayment risk may be excluded when measuring the change in fair value of such hedged items attributable to interest rate risk under the portfolio layer method (formerly referred to as last-of-layer). At September 30, 2023, the amortized cost basis of the closed portfolio of pre-payable commercial mortgage backed securities totaled $558.6 million, excluding any basis adjustment. The amount that represents the hedged items was $473.4 million and the basis adjustment associated with the hedged items was a loss totaling $40.1 million.

The Company terminated three fair value swap agreements during the nine months ended September 30, 2023 and received cash of approximately $16.6 million. At the time of termination, the value of the swap was recorded as an adjustment to the book value of the underlying security, thereby changing its current book yield and extending its duration.

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

The contract includes a contingent accelerated termination clause based on the credit ratings of the Company. At September 30, 2023 and December 31, 2022, the fair value of the liability associated with this contract was $1.4 million and $1.9 million, respectively. Refer to Note 13 – Fair Value of Financial Instruments for discussion of the valuation inputs and process for this derivative liability.

LIBOR Transition

Using the elections allowed for ASU 2022-06 "Reference Rate Return (Topic 848)," as amended, and in accordance with the Federal Reserve Bank Board’s Final Rule published pursuant to the authority granted under the LIBOR Act, all of the Company’s remaining derivative instruments with LIBOR based indexes were transitioned to the Fallback Rate SOFR benchmark as recommended by the International Swap and Derivatives Association effective July 1, 2023. Transitioned LIBOR based instruments included interest rate swaps and risk participation agreements with notional amounts totaling $3.5 billion and $163.5 million, respectively, at July 1, 2023. The transition did not have a material impact on the Company's operating results for the three or nine months ended September 30, 2023.

Effect of Derivative Instruments on the Statements of Income

The effects of derivative instruments in the Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022 are presented in the table below.

		Three Months Ended		Nine Months Ended
($ in thousands)		September 30,		September 30,
Derivative Instruments:	Location of Gain (Loss) Recognized in the Statements of Income:	2023	2022	2023	2022
Cash flow hedges:
Variable rate loans	Interest income - loans	$(11,116)	$1,752	$(28,609)	$14,519
Fair value hedges:
Securities	Interest income - securities - taxable	3,023	1,596	8,786	2,625
Securities- terminations	Noninterest income - securities transactions, net	—	—	—	1,620
Derivatives not designated as hedging:
Residential mortgage banking	Noninterest income - secondary mortgage market operations	235	(365)	736	2,595
Customer and all other instruments	Noninterest income - other noninterest income	418	1,309	1,585	6,386
Total gain (loss)		$(7,440)	$4,292	$(17,502)	$27,745

Credit Risk-Related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as a downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. At September 30, 2023, the Company was not in violation of any such provisions. The aggregate fair value of derivative instruments with credit risk-related contingent features that were in a net liability position at September 30, 2023 and December 31, 2022 was $96.5 million and $8.7 million, respectively, for which the Company had posted collateral of $97.5 million and $8.5 million, respectively.

Offsetting Assets and Liabilities

The Bank’s derivative instruments with certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero. Agreements with certain bilateral counterparties require both parties to maintain collateral in the event that the fair values of derivative instruments exceed established exposure thresholds. For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses. Offsetting information in regards to all derivative assets and liabilities, including accrued interest, subject to these master netting agreements at September 30, 2023 and December 31, 2022 is presented in the following tables.

($ in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts Recognized	Offset in the Statement of Financial Condition	Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
As of September 30, 2023
Derivative Assets	$237,433	$(109,904)	$127,529	$122,171	$129,773	$135,131
Derivative Liabilities	$122,171	$—	$122,171	$122,171	$—	$—

($ in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts Recognized	Offset in the Statement of Financial Condition	Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
As of December 31, 2022
Derivative Assets	$223,072	$(112,338)	$110,734	$32,601	$27,852	$105,985
Derivative Liabilities	$116,395	$(83,794)	$32,601	$32,601	$—	$—

The Company has excess posted collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

6. Stockholders’ Equity

Common Shares Outstanding

Common shares outstanding excludes treasury shares totaling 6.2 million and 6.3 million, with a first-in-first-out cost basis of $235.0 million and $238.6 million, at September 30, 2023 and December 31, 2022, respectively. Shares outstanding also excludes unvested restricted share awards totaling 0.6 million and 0.7 million at September 30, 2023 and December 31, 2022.

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

Prior to its expiration on December 31, 2022, the Company had in place a stock repurchase program authorized by the board of directors on April 22, 2021, whereby the Company was authorized to repurchase up to 4.3 million shares of its common stock. The program allowed the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions. During the nine months ended September 30, 2022, the Company repurchased 1,204,368 shares of its common stock at an average cost of $48.90 per share, inclusive of commissions. In total, the Company repurchased 1,654,244 million shares at an average cost of $48.77 per share under this plan.

Accumulated Other Comprehensive Income (Loss)

A roll-forward of the components of Accumulated Other Comprehensive Income (Loss) is presented in the table that follows:

	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Cash Flow Hedges	Equity Method Investment	Total
($ in thousands)
Balance, December 31, 2021	$11,037	$153	$(80,946)	$16,284	$(463)	$(53,935)
Net change in unrealized gain (loss)	(844,250)	—	—	(118,110)	468	(961,892)
Reclassification of net income or loss realized and included in earnings	1,707	—	1,963	(14,519)	—	(10,849)
Valuation adjustments to employee benefit plans	—	—	(8,397)	—	—	(8,397)
Transfer of net unrealized loss from AFS to HTM securities portfolio	15,405	(15,405)	—	—	—	—
Amortization of unrealized net loss on securities transferred to HTM	—	961	—	—	—	961
Income tax benefit	186,685	3,260	1,452	29,934	—	221,331
Balance, September 30, 2022	$(629,416)	$(11,031)	$(85,928)	$(86,411)	$5	$(812,781)
Balance, December 31, 2022	$(584,408)	$(10,734)	$(97,952)	$(79,093)	$5	$(772,182)
Net change in unrealized gain (loss)	(142,980)	—	—	(44,823)	714	(187,089)
Reclassification of net loss realized and included in earnings	—	—	5,010	28,609	—	33,619
Valuation adjustments to employee benefit plans	—	—	(7,307)	—	—	(7,307)
Amortization of unrealized net loss on securities transferred to HTM	—	1,343	—	—	—	1,343
Income tax (expense) benefit	32,757	(302)	517	3,650	—	36,622
Balance, September 30, 2023	$(694,631)	$(9,693)	$(99,732)	$(91,657)	$719	$(894,994)

Accumulated Other Comprehensive Income or Loss (“AOCI”) is reported as a component of stockholders’ equity. AOCI can include, among other items, unrealized holding gains and losses on securities available for sale (“AFS”), including the Company’s share of unrealized gains and losses reported by a partnership accounted for under the equity method, gains and losses associated with pension or other post-retirement benefits that are not recognized immediately as a component of net periodic benefit cost, and gains and losses on derivative instruments that are designated as, and qualify as, cash flow hedges. Net unrealized gains and losses on AFS securities reclassified as securities held to maturity (“HTM”) also continue to be reported as a component of AOCI and will be amortized over the estimated remaining life of the securities as an adjustment to interest income. Subject to certain thresholds, unrealized losses on employee benefit plans will be reclassified into income as pension and post-retirement costs are recognized over the remaining service period of plan participants. Accumulated gains or losses on cash flow hedges of variable rate loans described in Note 5- Derivatives will be reclassified into income over the life of the hedge. Accumulated other comprehensive loss resulting from the terminated interest rate swaps will be amortized over the remaining maturities of the designated instruments. Gains and losses within AOCI are net of deferred income taxes, where applicable.

The following table shows the line items in the consolidated statements of income affected by amounts reclassified from AOCI.

	Nine Months Ended
Amount reclassified from AOCI (a)	September 30,		Affected line item on
($ in thousands)	2023	2022	the statement of income
Loss on sale of AFS securities	$—	$(1,707)	Noninterest income
Tax effect	—	385	Income taxes
Net of tax	—	(1,322)	Net income
Amortization of unrealized net loss on securities transferred to HTM	(1,343)	(961)	Interest income
Tax effect	302	217	Income taxes
Net of tax	(1,041)	(744)	Net income
Amortization of defined benefit pension and post-retirement items	(5,010)	(1,963)	Other noninterest expense (b)
Tax effect	1,128	443	Income taxes
Net of tax	(3,882)	(1,520)	Net income
Reclassification of unrealized gain (loss) on cash flow hedges	(34,506)	5,786	Interest income
Tax effect	7,768	(1,306)	Income taxes
Net of tax	(26,738)	4,480	Net income
Amortization of gain on terminated cash flow hedges	5,897	8,733	Interest income
Tax effect	(1,327)	(1,971)	Income taxes
Net of tax	4,570	6,762	Net income
Total reclassifications, net of tax	(27,091)	7,656	Net income

(a)
Amounts in parentheses indicate reduction in net income.
(b)
These AOCI components are included in the computation of net periodic pension and post-retirement cost that is reported with other noninterest expense (see Note 10 – Retirement Plans for additional details).

7. Other Noninterest Income

Components of other noninterest income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2023	2022	2023	2022
Income from bank-owned life insurance	$3,633	$4,784	$10,283	$12,602
Credit related fees	3,253	2,628	9,249	7,840
Income from derivatives	418	1,309	1,585	6,386
Other miscellaneous	8,129	6,108	18,353	17,986
Total other noninterest income	$15,433	$14,829	$39,470	$44,814

8. Other Noninterest Expense

Components of other noninterest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2023	2022	2023	2022
Corporate value and franchise taxes and other non-income taxes	$5,238	$4,010	$15,732	$12,816
Advertising	3,621	3,533	10,353	10,211
Telecommunications and postage	2,590	3,027	8,373	8,923
Entertainment and contributions	2,765	2,231	7,978	7,632
Tax credit investment amortization	1,494	1,004	4,297	3,012
Printing and supplies	968	971	3,107	2,892
Travel expense	1,368	1,239	4,065	3,022
Net other retirement expense	(3,228)	(7,570)	(10,195)	(22,123)
Other miscellaneous	7,404	7,508	22,536	21,214
Total other noninterest expense	$22,220	$15,953	$66,246	$47,599

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

A summary of the information used in the computation of earnings per common share follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands, except per share data)	2023	2022	2023	2022
Numerator:
Net income to common shareholders	$97,738	$135,389	$341,999	$380,302
Net income allocated to participating securities - basic and diluted	992	2,014	3,574	5,776
Net income allocated to common shareholders - basic and diluted	$96,746	$133,375	$338,425	$374,526
Denominator:
Weighted-average common shares - basic	86,131	85,706	$86,082	$86,141
Dilutive potential common shares	306	314	286	298
Weighted-average common shares - diluted	86,437	86,020	$86,368	$86,439
Earnings per common share:
Basic	$1.12	$1.56	$3.93	$4.35
Diluted	$1.12	$1.55	$3.92	$4.33

Potential common shares consist of stock options, nonvested performance-based awards, nonvested restricted stock units, and restricted share awards deferred under the Company’s nonqualified deferred compensation plan. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be antidilutive, i.e., increase earnings per share or reduce a loss per share. Potential common shares with weighted averages totaling 97,558 and 109,801 for the three and nine months ended September 30, 2023, respectively, and 2,212 and 5,671 for the three and nine months ended September 30, 2022, respectively, did not enter the calculation of diluted earnings per share as the impact would have been anti-dilutive.

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

The following tables show the components of net periodic benefit cost included in expense for the periods indicated.

	Three Months Ended September 30,
	Pension Benefits		Other Post-Retirement Benefits
(in thousands)	2023	2022	2023	2022
Service cost	$1,979	$2,855	$8	$25
Interest cost	6,052	3,756	160	77
Expected return on plan assets	(11,177)	(11,714)	—	—
Amortization of net (gain) or loss and prior service costs	1,981	450	(243)	(139)
Net periodic benefit cost	$(1,165)	$(4,653)	$(75)	$(37)

	Nine Months Ended September 30,
	Pension Benefits		Other Post-Retirement Benefits
($ in thousands)	2023	2022	2023	2022
Service cost	$5,938	$8,584	$(13)	$75
Interest cost	17,803	10,881	525	230
Expected return on plan assets	(33,533)	(34,900)	—	—
Amortization of net (gain) or loss and prior service costs	5,662	2,380	(652)	(417)
Net periodic benefit cost	$(4,130)	$(13,055)	$(140)	$(112)

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

During the three months ended September 30, 2023, all of the 1,476 stock options that were outstanding at December 31, 2022 expired. During the nine months ended September 30, 2023, no stock options were exercised.

The Company’s restricted and performance-based share awards to certain employees and directors are subject to service requirements. A summary of the status of the Company’s nonvested restricted stock units and restricted and performance-based share awards at September 30, 2023 are presented in the following table.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2023	1,431,515	$40.95
Granted	649,023	48.55
Vested	(242,815)	45.52
Forfeited	(123,451)	41.29
Nonvested at September 30, 2023	1,714,272	$43.16

At September 30, 2023, there was $51.9 million of total unrecognized compensation expense related to nonvested restricted and performance share awards and units expected to vest in the future. This compensation is expected to be recognized in expense over a weighted average period of 3.0 years. The total fair value of shares that vested during the nine months ended September 30, 2023 was $9.5 million.

During the nine months ended September 30, 2023, the Company granted 500,515 restricted stock units (RSUs) to certain eligible employees. Unlike restricted share awards (RSAs), the holders of unvested restricted stock units have no rights as a shareholder of the Company, including voting or dividend rights. The Company has elected to award dividend equivalents on each restricted stock unit not deferred under the Company's nonqualified deferred compensation plan. Such dividend equivalents are forfeited should the employee terminate employment prior to the vesting of the RSU.

During the nine months ended September 30, 2023, the Company granted 41,495 performance share awards subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $51.14 per share and 41,495 performance share awards subject to an operating earnings per share performance metric with a grant date fair value of $46.73 per share to key members of executive management. The number of performance shares subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 49 regional banks. The fair value of the performance shares subject to TSR at the grant date was determined using a Monte Carlo simulation method. The number of performance shares subject to operating earnings per share that ultimately vest will be based on the Company’s attainment of certain operating earnings per share goals over the two-year performance period. The maximum number of performance shares that could vest is 200% of the target award. Compensation expense for these performance shares is recognized on a straight line basis over the three-year service period.

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

The contract amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. The Company had a reserve for unfunded lending commitments of $29.6 million and $33.3 million at September 30, 2023 and December 31, 2022, respectively.

The following table presents a summary of the Company’s off-balance sheet financial instruments as of September 30, 2023 and December 31, 2022:

	September 30,	December 31,
($ in thousands)	2023	2022
Commitments to extend credit	$10,044,537	$10,202,464
Letters of credit	428,228	400,505

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present for each of the fair value hierarchy levels the Company’s financial assets and liabilities that are measured at fair value on a recurring basis on the consolidated balance sheets at September 30, 2023 and December 31, 2022:

	September 30, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$114,190	$—	$114,190
Municipal obligations	—	193,111	—	193,111
Corporate debt securities	—	20,107	—	20,107
Residential mortgage-backed securities	—	1,960,567	—	1,960,567
Commercial mortgage-backed securities	—	2,841,351	—	2,841,351
Collateralized mortgage obligations	—	58,830	—	58,830
Total available for sale securities	—	5,188,156	—	5,188,156
Mortgage loans held for sale	—	13,298	—	13,298
Derivative assets (1)	—	124,431	—	124,431
Total recurring fair value measurements - assets	$—	$5,325,885	$—	$5,325,885
Liabilities
Derivative liabilities (1)	$—	$306,237	$1,432	$307,669
Total recurring fair value measurements - liabilities	$—	$306,237	$1,432	$307,669

	December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$110,865	$—	$110,865
Municipal obligations	—	203,092	—	203,092
Corporate debt securities	—	21,080	—	21,080
Residential mortgage-backed securities	—	2,256,986	—	2,256,986
Commercial mortgage-backed securities	—	2,893,430	—	2,893,430
Collateralized mortgage obligations	—	70,588	—	70,588
Total available for sale securities	—	5,556,041	—	5,556,041
Mortgage loans held for sale	—	10,843	—	10,843
Derivative assets (1)	—	109,497	—	109,497
Total recurring fair value measurements - assets	$—	$5,676,381	$—	$5,676,381
Liabilities
Derivative liabilities (1)	$—	$202,238	$1,883	$204,121
Total recurring fair value measurements - liabilities	$—	$202,238	$1,883	$204,121

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

For the Company’s derivative financial instruments designated as hedges and those under the customer interest rate program, the fair value is obtained from a third-party pricing service that uses an industry-standard discounted cash flow model that relies on inputs, Overnight Index swap rate curves and LIBOR swap curves (where applicable), all observable in the marketplace. To comply with the accounting guidance, credit valuation adjustments are incorporated in the fair values to appropriately reflect nonperformance risk for both the Company and the counterparties. Although the Company has determined that the majority of the inputs used to value these derivative instruments fall within level 2 of the fair value hierarchy, the credit value adjustments utilize level 3 inputs, such as estimates of current credit spreads. The Company has determined that the impact of the credit valuation adjustments is not significant to the overall valuation of these derivatives. As a result, the Company has classified its derivative valuations for these instruments in level 2 of the fair value hierarchy. The Company’s policy is to measure counterparty credit risk quarterly for all derivative instruments subject to master netting arrangements consistent with how market participants would price the net risk exposure at the measurement date.

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

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements

The table below presents a rollforward of the amounts on the consolidated balance sheets for the nine months ended September 30, 2023 and the year ended December 31, 2022 for financial instruments of a material nature that are classified within level 3 of the fair value hierarchy and are measured at fair value on a recurring basis:

($ in thousands)
Balance at December 31, 2021	$4,116
Cash settlement	(2,429)
Losses included in earnings	196
Balance at December 31, 2022	1,883
Cash settlement	(1,997)
Losses included in earnings	1,546
Balance at September 30, 2023	$1,432

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

($ in thousands)
Fair Value
Level 3 Class	September 30, 2023	December 31, 2022
Derivative liability	$1,432	$1,883
Valuation technique	Discounted cash flow	Discounted cash flow
Unobservable inputs:
Visa Class A appreciation - range	6-12%	6-12%
Visa Class A appreciation - weighted average	9%	9%
Conversion rate - range	1.60x-1.59x	1.61x-1.60x
Conversion rate -weighted average	1.5950x	1.6030x
Time until resolution	3-9 months	3-12 months

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

	September 30, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent loans individually evaluated for credit loss	$—	$17,658	$—	$17,658
Other real estate owned and foreclosed assets, net	—	—	4,527	4,527
Total nonrecurring fair value measurements	$—	$17,658	$4,527	$22,185

	December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent loans individually evaluated for credit loss	$—	$4,692	$—	$4,692
Other real estate owned and foreclosed assets, net	—	—	2,017	2,017
Total nonrecurring fair value measurements	$—	$4,692	$2,017	$6,709

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

Short-Term FHLB Borrowings – At September 30, 2023, short-term FHLB borrowings were comprised of two fixed-rate instruments for which the fair value was estimated by discounting the future contractual cash flows using the current market rate at which a borrowing with similar terms could be obtained and, therefore, is reflected as level 2 in the respective table below. At December 31, 2022, short-term FHLB borrowings were comprised of one fixed-rate instrument entered into on December 30, 2022, and maturing on January 3, 2023; as such, the carrying amount of the instrument is a reasonable estimate of the fair value and is reflected as level 1 in the respective table below.

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

	September 30, 2023
				Total Fair	Carrying
($ in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$1,359,300	$—	$—	$1,359,300	$1,359,300
Available for sale securities	—	5,188,156	—	5,188,156	5,188,156
Held to maturity securities	—	2,430,287	—	2,430,287	2,727,945
Loans, net	—	17,658	23,058,357	23,076,015	23,677,388
Loans held for sale	—	15,862	—	15,862	15,862
Derivative financial instruments	—	124,431	—	124,431	124,431
Financial liabilities:
Deposits	$—	$—	$30,298,620	$30,298,620	$30,320,337
Federal funds purchased	350	—	—	350	350
Securities sold under agreements to repurchase	525,578	—	—	525,578	525,578
FHLB short-term borrowings	—	899,995	—	899,995	900,000
Long-term debt	—	183,901	—	183,901	236,279
Derivative financial instruments	—	306,237	1,432	307,669	307,669

	December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Carrying Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$888,519	$—	$—	$888,519	$888,519
Available for sale securities	—	5,556,041	—	5,556,041	5,556,041
Held to maturity securities	—	2,615,398	—	2,615,398	2,852,495
Loans, net	—	4,692	22,132,683	22,137,375	22,806,257
Loans held for sale	—	26,385	—	26,385	26,385
Derivative financial instruments	—	109,497	—	109,497	109,497
Financial liabilities:
Deposits	$—	$—	$29,041,635	$29,041,635	$29,070,349
Federal funds purchased	1,850	—	—	1,850	1,850
Securities sold under agreements to repurchase	444,421	—	—	444,421	444,421
FHLB short-term borrowings	1,425,000	—	—	1,425,000	1,425,000
Long-term debt	—	200,060	—	200,060	242,077
Derivative financial instruments	—	202,238	1,883	204,121	204,121

14. Recent Accounting Pronouncements

Accounting Standards Adopted During the Nine Months Ended September 30, 2023

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

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements,” to modify the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. The ASU was issued in response to the Securities and Exchange Commission (“SEC”) August 2018 final rule that updated and simplified disclosure requirements that the SEC believed were redundant, duplicative, overlapping, outdated, or superseded. The amendments in this update are intended to align U.S. GAAP requirements with those of the SEC and to facilitate the application of U.S. GAAP for all entities. The amendments in this update add 14 of the 27 disclosure or presentation requirements identified in the SEC’s final rule to the Codification. However, each amendment in the ASU will only become effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. For entities subject to the SEC’s existing disclosure requirements, such as the Company, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The amendments in this Update should be applied prospectively. The Company is currently evaluating the provision of this guidance, but expects any applicable provisions to affect only presentation or disclosure and, therefore, have no effect on the results of operations or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The objective of this discussion and analysis is to provide material information relevant to the assessment of the financial condition and results of operations of Hancock Whitney Corporation and subsidiaries during the nine months ended September 30, 2023 and selected comparable prior periods, including an evaluation of the amounts and certainty of cash flows from operations and outside sources. This discussion and analysis is intended to highlight and supplement financial and operating data and information presented elsewhere in this report, including the consolidated financial statements and related notes. The discussion contains forward-looking statements within the meaning and protections of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q and in other reports or documents that we file from time to time with the SEC include, but are not limited to, the following:

•
general economic and business conditions in our local markets, including conditions affecting employment levels, interest rates, inflation, supply chains, the threat of recession, volatile equity capital markets, collateral values, property and casualty insurance costs, customer income, creditworthiness and confidence, spending and savings that may affect customer bankruptcies, defaults, charge-offs and deposit activity; and the impact of the foregoing on customer and client behavior (including the velocity and levels of deposit withdrawals and loan repayments);
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
•
fluctuations in commercial and residential real estate values, especially as they relate to the value of collateral supporting the Company's loans;
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
•
the effects of war or other conflicts, including Russia's military action in Ukraine and the Israel-Hamas war, acts of terrorism, climate change, natural disasters such as hurricanes, freezes, flooding, man-made disasters, such as oil spills in the Gulf of Mexico, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions, and/or increase costs, including, but not limited to, property and casualty and other insurance costs;
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

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward looking statements. Additional factors that could cause actual results to differ materially can be found in Part II, Item 1A. "Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, or in other periodic reports that we file with the SEC.

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

Current Economic Environment

U.S. economic activity remains resilient more than eighteen months into an aggressive campaign to tame inflation; however, the Federal Reserve has seen some success in slowing economic growth without precipitating a recession. Headline and core (less food and energy) inflation have receded considerably below their recent peaks, though at 3.7% and 4.1%, respectively, both remain well above the Federal Reserve's target rate of 2%. Third quarter 2023 gross domestic product (GDP) growth of 4.9% on an annual basis was better than expected and notably higher than that of the six preceding fiscal quarters. The labor market remains strong, but signs of softening have begun to show, with wage growth slowing throughout the quarter and the unemployment rate rising to 3.8% in the latter half. The Federal Reserve issued an additional 25-basis point interest rate increase in July, but held the rate steady at its September meeting. While the pace of consumer spending and the strength of the labor market may help prevent or reduce the severity of a potential recession, the likelihood that rates will remain higher for longer and possible additional interest rate increases may result in below-trend economic growth. Economic trends may be further influenced by factors outside of inflation, such as a potential shutdown of the U.S. government and expanding geopolitical conflict.

Within the financial services industry, particularly in the regional bank space, institutions continue to grapple with macroeconomic and industry-specific headwinds. The rising interest rate environment has fostered a continued shift within deposit composition toward higher cost products, although the pace of movement has slowed somewhat. Recent high-profile bank failures have prompted heightened regulatory scrutiny over an institution's liquidity and the stability of its deposit base, which has intensified competition for deposits and, in turn, placed further pressure on borrowing costs. The interest rate environment has also steadily affected the affordability of credit to consumers and business that has tempered loan demand. At the same time, economic uncertainty and industry turmoil has prompted many institutions to tighten credit standards.

Within our markets, loan growth has again moderated this quarter as demand has continued to slow amid rising interest rates and increased insurance costs. Further, we continue to narrow our credit appetite in certain sectors and shift our focus toward full-service relationships. However, interest rates on new, renewed and repricing variable rate loans continues to result in increased yields on earning assets. Our core client deposits, defined as total deposits excluding public funds and brokered deposits, grew this quarter as we continue to maintain our diversified deposit base with competitive pricing, as much of our client base remains interest rate sensitive.

Economic Outlook

We utilize economic forecasts produced by Moody’s Analytics (Moody’s) that provide various scenarios to assist in the development of our economic outlook. This outlook discussion utilizes the September 2023 Moody’s forecast, the most current available at September 30, 2023. The forecasts are anchored on a baseline forecast scenario, which Moody’s defines as the “most likely outcome” of where the economy is headed based on current conditions. Several upside and downside scenarios are produced that are derived from the baseline scenario that display varying depictions of economic performance as compared to the baseline.

Management applied a weighting of 40% to the baseline and 60% to the mild recessionary S-2 scenario in the computation of the allowance for credit losses at September 30, 2023, consistent with the scenarios and respective weighting used at June 30, 2023. Our overall credit loss outlook has not changed significantly, and we continue to believe a mild recession is reasonably possible due to uncertainty in current economic conditions.

The baseline scenario continues to incorporate the belief that the Federal Reserve will accomplish its goal of bringing inflation to or below its target without precipitating a recession. Key assumptions within the September 2023 baseline forecast include the following: (1) the Federal Funds rate has reached its terminal value in the rate hiking cycle, with rate cuts forecasted to begin in June 2024; (2) banks will continue to limit credit growth, though the financial system overall remains stable; (3) the U.S government will shut down for two weeks in October 2023, resulting in a 20-basis point reduction in GDP growth that will be reversed in the succeeding quarter; (4) labor market softening has commenced, and the unemployment rate will continue to rise from its current rate of 3.8% to 4.1% in 2024 and 4.2% in 2025; (5) GDP will display modest annual growth of 2.1% in 2023, 1.4% in 2024, and 1.9% in 2025; and (6) the 10-year U.S. Treasury yield reached its recent high in the second quarter of 2023, and will continue to ease slightly through 2025.

The S-2 scenario predicts a mild recession beginning in the fourth quarter of 2023 that lasts for three quarters, with the stock market contracting 22%. Contributing to that prediction is (1) geopolitical conflict creates longer and wider supply chain disruption than assumed in the baseline scenario; (2) ongoing disruption in the financial services sector results in broader tightening of lending standards; (3) the unemployment rate averages 3.9% in 2023, 6.1% in 2024 (peaking at 6.5%), and 4.9% in 2025; (4) GDP grows 2.1% in 2023, but contracts to a negative 0.2% in 2024 before returning to a more moderate level of 2.5% in 2025; (5) because of the fragility of the economy, the Federal Reserve will begin lowering rates in the first quarter of 2024, earlier than expected in the baseline scenario.

As noted earlier, the credit loss outlook for our portfolio as a whole has not changed materially since June 30, 2023. Aside from a single sizable charge-off in the current quarter attributable to borrower-specific circumstances, our asset quality metrics have remained relatively stable over the preceding several quarters, with relatively low levels and fairly modest variation in nonaccrual loans and commercial criticized loans and a low level of all other net charge-offs. We continue to closely monitor our portfolio for customers that are sensitive to prolonged inflation and the elevated interest rate environment. We expect full year 2023 loan growth in the low-to-mid single digit range, reflecting our disciplined loan pricing, the potential for economic slowdown and a focus on lending to resilient borrowers with whom we have a full service relationship.

There are a number of uncertainties in the current economic outlook, including the Federal Reserve's actions with respect to inflation and, the recent downgrading of the United States of America's Long-Term Foreign-Currency Issuer Default Rating to 'AA+' from 'AAA,' and the potential for a government shutdown. The full extent of the impact of these factors, among others, is uncertain and may have a negative impact on the U.S. economy, including the possibility of an economic recession in the near or mid-term.

Highlights of the Third Quarter 2023

We reported net income for the third quarter of 2023 of $97.7 million, or $1.12 per diluted common share, compared to $117.8 million, or $1.35 per diluted common share, in the second quarter of 2023 and $135.4 million, or $1.55 per diluted common share, in the third quarter of 2022.

Third quarter 2023 results compared to second quarter 2023:

•
Net income of $97.7 million, or $1.12 per diluted share, down $20.1 million, or $0.23 per diluted share
•
Results reflect provision expense of $28.5 million, up from $7.6 million, and includes a $29.7 million charge-off related to a single syndicated borrower
•
Pre-provision net revenue, a non-GAAP measure, totaled $153.4 million, down $4.4 million, or 3%
•
Period-end loans of $24.0 billion increased $193.8 million, or 1%
•
Criticized commercial loans and nonaccrual loans remain at relatively low levels
•
Period-end deposits of $30.3 billion up $276.8 million, or 1%
•
Net interest margin of 3.27%, down 3 basis points (bps) from 3.30%
•
Common equity tier 1 ratio of 12.06%, up 23 bps, and tangible common equity ratio of 7.34%, down 16 bps
•
Efficiency ratio of 56.38%, compared to 55.33%

Despite the challenges of the current economic environment, our third quarter of 2023 reflects continued solid results. Our net income was impacted by a single customer-specific idiosyncratic charge-off, but otherwise reflected a slowing decline in net interest income and a modest increase in noninterest income that was nearly offset by a similar increase in noninterest expense. We experienced modest loan growth that was fully funded by core client deposit growth. We continue to maintain what we believe is a stable and diversified deposit base, our allowance for credit losses is robust, and capital levels remain solid. Expense management, full-service client relationships and capital growth remain our focus as we continue to navigate the uncertain economic environment.

Consolidated Financial Results

The following table contains the consolidated financial results for the periods indicated.

	Three Months Ended					Nine Months Ended
(in thousands, except per share data)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	September 30, 2023	September 30, 2022
Income Statement Data:
Interest income	$415,827	$405,273	$372,603	$345,676	$299,737	$1,193,703	$791,387
Interest income (te) (a)	418,679	408,110	375,187	348,291	302,340	1,201,976	799,120
Interest expense	146,593	131,362	87,609	50,175	19,430	365,564	36,885
Net interest income (te)	272,086	276,748	287,578	298,116	282,910	836,412	762,235
Provision for credit losses	28,498	7,633	6,020	2,487	1,402	42,151	(30,886)
Noninterest income	85,974	83,225	80,330	77,064	85,337	249,529	254,422
Noninterest expense	204,675	202,138	200,884	190,154	193,502	607,697	560,538
Income before income taxes	122,035	147,365	158,420	179,924	170,740	427,820	479,272
Income tax expense	24,297	29,571	31,953	36,137	35,351	85,821	98,970
Net income	$97,738	$117,794	$126,467	$143,787	$135,389	$341,999	$380,302

Balance Sheet Data:
Period end balance sheet data
Loans	$23,983,679	$23,789,886	$23,404,523	$23,114,046	$22,585,585	$23,983,679	$22,585,585
Earning assets	32,733,591	32,715,630	34,106,792	31,873,027	31,213,449	32,733,591	31,213,449
Total assets	36,298,301	36,210,148	37,547,083	35,183,825	34,567,242	36,298,301	34,567,242
Noninterest-bearing deposits	11,626,371	12,171,817	12,860,027	13,645,113	14,290,817	11,626,371	14,290,817
Total deposits	30,320,337	30,043,501	29,613,070	29,070,349	28,951,274	30,320,337	28,951,274
Stockholders' equity	3,501,003	3,554,476	3,531,232	3,342,628	3,180,439	3,501,003	3,180,439
Average balance sheet data
Loans	$23,830,724	$23,654,994	$23,086,529	$22,723,248	$22,138,709	$23,526,808	$21,643,149
Earning assets	33,137,565	33,619,829	32,753,781	32,244,681	31,783,801	33,171,798	32,583,652
Total assets	35,626,927	36,205,396	35,159,050	34,498,915	34,377,773	35,665,505	35,247,985
Noninterest-bearing deposits	11,453,236	12,153,453	12,963,133	13,854,625	14,323,646	12,184,410	14,447,445
Total deposits	29,757,180	29,372,899	28,792,851	28,816,338	29,180,626	29,311,176	29,727,009
Stockholders' equity	3,572,487	3,567,260	3,412,813	3,228,667	3,405,463	3,518,105	3,464,699
Common Shares Data:
Earnings per share - basic	$1.12	$1.35	$1.45	$1.65	$1.56	$3.93	$4.35
Earnings per share - diluted	1.12	1.35	1.45	1.65	1.55	3.92	4.33
Cash dividends per common share	0.30	0.30	0.30	0.27	0.27	0.90	0.81
Book value per share (period end)	40.64	41.27	41.03	38.89	37.12	40.64	37.12
Tangible book value per share (period end)	30.16	30.76	30.47	28.29	26.44	30.16	26.44
Weighted average number of shares - diluted	86,437	86,370	86,282	86,249	86,020	86,368	86,439
Period end number of shares	86,148	86,123	86,066	85,941	85,686	86,148	85,686

	Three Months Ended					Nine Months Ended
($ in thousands)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	September 30, 2023	September 30, 2022
Performance and other data:
Return on average assets	1.09%	1.30%	1.46%	1.65%	1.56%	1.28%	1.44%
Return on average common equity	10.85%	13.24%	15.03%	17.67%	15.77%	13.00%	14.68%
Return on average tangible common equity	14.53%	17.76%	20.49%	24.64%	21.58%	17.51%	19.98%
Tangible common equity (b)	7.34%	7.50%	7.16%	7.09%	6.73%	7.34%	6.73%
Tangible common equity Tier 1 (CET1) ratio	12.06%	11.83%	11.60%	11.41%	11.10%	12.06%	11.10%
Net interest margin (te)	3.27%	3.30%	3.55%	3.68%	3.54%	3.37%	3.13%
Noninterest income as a percentage of total revenue (te)	24.01%	23.12%	21.83%	20.54%	23.17%	22.98%	25.03%
Efficiency ratio (c)	56.38%	55.33%	53.76%	49.81%	51.62%	55.14%	54.08%
Allowance for loan losses as a percentage of total loans	1.28%	1.32%	1.32%	1.33%	1.36%	1.28%	1.36%
Allowance for credit losses as a percentage of total loans	1.40%	1.45%	1.46%	1.48%	1.50%	1.40%	1.50%
Annualized net charge-offs to average loans	0.64%	0.06%	0.10%	0.02%	0.02%	0.27%	0.01%
Nonaccrual loans as a percentage of loans	0.25%	0.33%	0.23%	0.17%	0.18%	0.25%	0.18%
FTE headcount	3,681	3,705	3,679	3,627	3,607	3,681	3,607

Reconciliation of operating revenue and operating pre-provision net revenue (non-GAAP measure) (te) (d)
Net interest income	$269,234	$273,911	$284,994	$295,501	$280,307	$828,139	$754,502
Noninterest income	85,974	83,225	80,330	77,064	85,337	249,529	254,422
Total revenue	355,208	357,136	365,324	372,565	365,644	1,077,668	1,008,924
Taxable equivalent adjustment	2,852	2,837	2,584	2,615	2,603	8,273	7,733
Nonoperating revenue	—	—	—	—	—	—	—
Total revenue (te)	$358,060	$359,973	$367,908	$375,180	$368,247	$1,085,941	$1,016,657
Noninterest expense	(204,675)	(202,138)	(200,884)	(190,154)	(193,502)	(607,697)	(560,538)
Nonoperating expense	—	—	—	—	—	—	—
Operating pre-provision net revenue (te)	$153,385	$157,835	$167,024	$185,026	$174,745	$478,244	$456,119

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) for the third quarter of 2023 was $272.1 million, down $4.7 million, or 2%, compared to the second quarter of 2023 and was $836.4 million for the first nine months of 2023, up $74.2 million, or 10%, from the comparable period in 2022.

The decrease in net interest income (te) compared to the second quarter of 2023 is largely attributable to growth in and prevailing rates on interest-bearing liabilities outpacing those of earning assets. Interest expense increased $15.2 million, driven by an increase in cost of funds, largely due to an increase in average interest-bearing deposits as noninterest-bearing deposits continue to shift into higher cost products; partially offset by a lower level of short-term borrowings with less reliance on wholesale funding. The increase in interest income (te) of $10.6 million is largely due to higher interest rates on loans, partially offset by a reduction in the level of short term investments, as excess liquidity held earlier in the year was released. The impact of the additional day in the third quarter of 2023 added approximately $2.1 million to net interest income (te).

The net interest margin for the third quarter of 2023 was 3.27%, down 3 bps from 3.30% in the second quarter of 2023. The decline in the net interest margin from the prior quarter was largely driven by the change in deposit mix and rates, discussed above, down 24 bps, partially offset by an increase of 16 bps from the change in earning asset mix and increased loan yields and 5 bps from lower short term borrowing costs.

The $74.2 million increase in net interest income (te) for the nine months ended September 30, 2023 compared to the same period in 2022 includes a $402.9 million increase in interest income (te), partially offset by a $328.7 million increase in interest expense. The increase in interest income is largely due to the rising interest rate environment, a favorable change in the earning asset mix, and a $15.1 million decrease in net premium amortization on the securities portfolio. The favorable change in the average earning asset mix reflects a $1.9 billion increase in loans and a $1.3 billion decline in short-term investments. The increase in interest income was partially offset by a $3.6 million decrease in nonaccrual interest recoveries and a $1.9 million decrease in purchase accounting discount accretion. The increase in interest expense was largely driven by the shift in mix of deposits from noninterest-bearing and low interest-bearing transaction and savings deposits into higher cost products at competitive interest rates in the rising rate environment. In addition, we experienced increased borrowing costs, primarily attributable to FHLB advances, as low fixed-rate instruments were called and replaced with new instruments at prevailing interest rates with higher average balances.

The net interest margin for the nine months ended September 30, 2023 was up 24 bps compared to the same period in 2022, largely as a result of the rising interest rate environment and a more favorable earning asset mix. The yield on earning assets was up 156 bps to 4.84%, while the cost of funds increased 132 bps to 1.47%.

We expect continued modest compression of 3 bps to 5 bps to the net interest margin for the fourth quarter of 2023. This assumes no additional Federal Funds interest rate increases in 2023, continued deposit remix with stabilizing costs and higher loan yields.

The following tables detail the components of our net interest income (te) and net interest margin.

	Three Months Ended
	September 30, 2023			June 30, 2023			September 30, 2022
($ in millions)	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$18,679.0	$294.1	6.25%	$18,670.8	$280.9	6.03%	$17,855.9	$203.0	4.51%
Residential mortgage loans	3,669.9	33.7	3.67%	3,469.0	31.4	3.62%	2,713.4	22.7	3.34%
Consumer loans	1,481.8	32.2	8.61%	1,515.2	30.7	8.14%	1,569.4	23.2	5.87%
Loan fees & late charges	—	0.3	0.00%	—	—	0.00%	—	1.3	0.00%
Total loans (te) (b)	23,830.7	360.3	6.01%	23,655.0	343.0	5.81%	22,138.7	250.2	4.49%
Loans held for sale	43.4	0.8	7.30%	25.1	0.4	5.83%	35.2	0.4	4.48%
US Treasury and government agency securities	535.3	3.4	2.52%	537.4	3.4	2.50%	420.3	2.0	1.94%
Mortgage-backed securities and collateralized mortgage obligations	7,450.5	42.7	2.29%	7,552.0	43.2	2.29%	7,822.4	40.9	2.09%
Municipals (te)	879.2	6.5	2.98%	894.9	6.7	3.00%	911.5	6.8	2.97%
Other securities	23.5	0.2	3.51%	23.5	0.2	3.51%	23.3	0.2	3.54%
Total securities (te) (c)	8,888.5	52.8	2.37%	9,007.8	53.5	2.38%	9,177.5	49.9	2.17%
Total short-term investments	375.0	4.8	5.08%	931.9	11.2	4.83%	432.4	1.8	1.69%
Total earning assets (te)	$33,137.6	$418.7	5.02%	$33,619.8	$408.1	4.87%	$31,783.8	$302.3	3.78%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$10,583.2	$51.4	1.93%	$10,478.4	$41.3	1.58%	$11,164.4	$4.3	0.15%
Time deposits	4,868.7	53.8	4.38%	3,759.3	36.9	3.93%	954.4	0.4	0.18%
Public funds	2,852.0	25.6	3.57%	2,981.7	24.3	3.27%	2,738.2	8.9	1.28%
Total interest-bearing deposits	18,303.9	130.8	2.84%	17,219.4	102.5	2.39%	14,857.0	13.6	0.36%
Repurchase agreements	538.1	2.2	1.64%	497.9	1.7	1.38%	516.6	0.2	0.13%
Other short-term borrowings	772.9	10.5	5.40%	1,888.7	24.1	5.10%	434.0	2.5	2.36%
Long-term debt	236.3	3.1	5.19%	242.0	3.1	5.11%	238.4	3.1	5.20%
Total borrowings	1,547.3	15.8	4.06%	2,628.6	28.9	4.40%	1,189.0	5.8	1.96%
Total interest-bearing liabilities	19,851.2	146.6	2.93%	19,848.0	131.4	2.65%	16,046.0	19.4	0.48%
Net interest-free funding sources	13,286.4			13,771.8			15,737.8
Total cost of funds	$33,137.6	$146.6	1.76%	$33,619.8	$131.4	1.57%	$31,783.8	$19.4	0.24%
Net interest spread (te)		$272.1	2.09%		$276.7	2.21%		$282.9	3.30%
Net interest margin	$33,137.6	$272.1	3.27%	$33,619.8	$276.7	3.30%	$31,783.8	$282.9	3.54%

(a)
Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)
Includes nonaccrual loans.
(c)
Average securities do not include unrealized holding gains/losses on available for sale securities.
(d)
Included in interest income is net purchase accounting accretion of $0.6 million, $0.7 million, and $1.2 million for the three months ended September 30, 2023, June 30, 2023, and September 30, 2022, respectively.

	Nine Months Ended
	September 30, 2023			September 30, 2022
($ in millions)	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$18,558.6	$834.2	6.01%	$17,515.1	$519.3	3.96%
Residential mortgage loans	3,452.8	93.1	3.60%	2,564.1	64.8	3.37%
Consumer loans	1,515.4	92.1	8.12%	1,563.9	61.2	5.23%
Loan fees & late charges	—	(0.1)	0.00%	—	7.6	0.00%
Total loans (te) (b)	23,526.8	1,019.3	5.79%	21,643.1	652.9	4.03%
Loans held for sale	30.6	1.4	6.38%	49.1	1.5	4.17%
US Treasury and government agency securities	538.0	10.1	2.50%	402.0	5.4	1.79%
Mortgage-backed securities and collateralized mortgage obligations	7,556.0	129.2	2.28%	7,612.7	111.7	1.96%
Municipals (te)	892.7	20.0	2.98%	913.5	20.2	2.96%
Other securities	23.5	0.6	3.51%	21.8	0.5	3.40%
Total securities (te) (c)	9,010.2	159.9	2.37%	8,950.0	137.8	2.05%
Total short-term investments	604.2	21.4	4.73%	1,941.4	6.9	0.47%
Total earning assets (te)	$33,171.8	$1,202.0	4.84%	$32,583.6	$799.1	3.28%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$10,570.5	$120.0	1.52%	$11,332.6	$6.7	0.08%
Time deposits	3,559.3	104.1	3.91%	1,015.5	1.5	0.19%
Public funds	2,997.0	73.7	3.29%	2,931.4	14.2	0.65%
Total interest-bearing deposits	17,126.8	297.8	2.32%	15,279.5	22.4	0.20%
Repurchase agreements	494.3	4.7	1.27%	542.1	0.3	0.09%
Other short-term borrowings	1,434.9	53.8	5.02%	743.4	4.8	0.86%
Long-term debt	240.1	9.3	5.14%	240.2	9.4	5.19%
Total borrowings	2,169.3	67.8	4.18%	1,525.7	14.5	1.27%
Total interest-bearing liabilities	19,296.1	365.6	2.53%	16,805.2	36.9	0.29%
Net interest-free funding sources	13,875.7			15,778.4
Total cost of funds	$33,171.8	$365.6	1.47%	$32,583.6	$36.9	0.15%
Net interest spread (te)		$836.4	2.31%		$762.2	2.99%
Net interest margin	$33,171.8	$836.4	3.37%	$32,583.6	$762.2	3.13%

(a)
Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)
Includes nonaccrual loans.
(c)
Average securities do not include unrealized holding gains/losses on available for sale securities.
(d)
Included in interest income is net purchase accounting accretion of $2.1 million and $3.9 million for the nine months ended September 30, 2023 and 2022, respectively.

Provision for Credit Losses

During the third quarter of 2023, we recorded a provision for credit losses of $28.5 million, compared to $7.6 million in the second quarter of 2023. The provision in the third quarter of 2023 included net charge-offs of $38.3 million and a reserve release of $9.8 million, compared to net charge-offs of $3.4 million and a reserve build of $4.2 million in the second quarter of 2023. The provision for credit losses in the third quarter of 2023 includes a $29.7 million charge-off and a $5.8 million reserve release attributable to a single individually evaluated credit where the expected resolution degraded since the previous quarter-end as the syndicated borrower converted from Chapter 11 to Chapter 7 bankruptcy in August. This charge-off stemmed from borrower-specific circumstances that we do not believe to be indicative of an industry or portfolio trend.

For the nine months ended September 30, 2023, we recorded a provision for credit losses of $42.2 million, compared to a negative provision for credit losses of $30.9 million in the same period in 2022. The provision for credit losses in the first nine months of 2023 included net charge-offs of $47.3 million and a reserve release of $5.2 million, compared to net charge-offs of $0.9 million and a reserve release of $31.8 million in the first nine months of 2022. The provision for credit losses for the nine months ended September 30, 2023 includes the $29.7 million charge-off attributable to the single individually evaluated credit described above. The negative provision for credit losses for the same period in 2022 reflects the gradual release of pandemic-related allowance as overall credit performance and economic conditions in our markets continued to improve.

Net charge-offs in the third quarter of 2023 were $38.3 million, or 0.64% of average total loans on an annualized basis, compared to net charge-offs of $3.4 million, or 0.06%, in the second quarter of 2023. The single customer charge-off in the third quarter of 2023 comprised 50 bps of the net charge-off ratio, with the remainder representing a more normalized level of losses. The third quarter of 2023 included net charge-offs of $35.5 million in the commercial portfolio and $3.1 million in the consumer portfolio, partially offset by net recoveries of $0.4 million in the residential mortgage portfolio. The second quarter of 2023 included net charge-offs of $1.2 million in the commercial portfolio and $2.5 million in the consumer portfolio, partially offset by net recoveries of $0.3 million in the residential mortgage portfolio. Net charge-offs in the first nine months of 2023 were $47.3 million, or 0.27% of average loans, comprised of net charge-offs of $40.1 million in the commercial portfolio and $8.1 million in the consumer portfolio, partially offset by net recoveries of $0.9 million in the residential mortgage portfolio. Net charge-offs for the first nine months of 2022 were $0.9 million, or 0.01% of average loans, which was attributable to net charge-offs of $5.0 million in the consumer portfolio, largely offset by net recoveries in both the commercial portfolio and the residential mortgage portfolio totaling $2.7 million and $1.4 million, respectively.

We expect to see low to modest charge-offs and provision for credit losses in the fourth quarter of 2023. However, loan growth, portfolio mix, asset quality metrics and future assumptions in economic forecasts will drive the level of credit loss reserves.

The discussion labeled "Allowance for Credit Losses and Asset Quality" that appears later in this Item provides additional information on these changes and on general credit quality.

Noninterest Income

Noninterest income totaled $86.0 million for the third quarter of 2023, up $2.8 million, or 3%, from the second quarter of 2023. The increase in noninterest income from the second quarter of 2023 was largely attributable to increases in other miscellaneous income, including small business investment company income, dividends on Federal Home Loan Bank stock and other fee income from our specialty lines of business. Other changes include higher service charges on deposit accounts, secondary mortgage market operations, investment and annuity fees, and income from bank-owned life insurance, partially offset by a decrease in trust fees and bank card and ATM fees and derivative income. For the nine months ended September 30, 2023, noninterest income totaled $249.5 million, down $4.9 million, or 2%, from the same period in 2022. The decline is largely attributable to decreases in income from derivatives, secondary mortgage market operations and bank-owned life insurance, partially offset by increases in investment and annuity fees and trust fees. See further discussion below.

The components of noninterest income are presented in the following table for the indicated periods.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
($ in thousands)	2023	2023	2022	2023	2022
Service charges on deposit accounts	$22,264	$21,491	$23,272	$64,377	$65,441
Trust fees	16,593	17,393	16,048	50,720	48,636
Bank card and ATM fees	20,555	20,982	21,412	62,258	63,678
Investment and annuity fees and insurance commissions	8,520	8,241	6,492	25,628	21,920
Secondary mortgage market operations	2,609	2,299	3,284	7,076	10,020
Income from bank-owned life insurance	3,633	3,364	4,784	10,283	12,602
Credit related fees	3,253	3,231	2,628	9,249	7,840
Income from customer and other derivatives	418	584	1,309	1,585	6,386
Securities transactions, net	—	—	—	—	(87)
Other miscellaneous	8,129	5,640	6,108	18,353	17,986
Total noninterest income	$85,974	$83,225	$85,337	$249,529	$254,422

Service charges on deposit accounts are composed of overdraft and nonsufficient funds fees, business and corporate account analysis fees, overdraft protection fees and other customer transaction-related charges. Service charges on deposits totaled $22.3 million for the third quarter of 2023, up $0.8 million, or 4%, from the second quarter of 2023. The increase from the previous quarter is primarily attributable to the consumer account fees, as lower average noninterest-bearing balances have resulted in an increase in account service charges. For the nine months ended September 30, 2023, service charges on deposits totaled $64.4 million, down $1.1 million, or 2%, from the same period in 2022. The year over year decline is primarily attributable to consumer overdraft and other service charges, the result of the elimination of certain consumer non-sufficient funds and overdraft fees in late 2022.

Trust fee income represents revenue generated from a full range of trust services, including asset management and custody services provided to individuals, businesses and institutions. Trust fees totaled $16.6 million for the second quarter of 2023, down $0.8 million, or 5%, from the prior quarter, largely attributable to seasonal income tax preparation fees recorded in the second quarter. For the nine months ended September 30, 2023, trust fees totaled $50.7 million, an increase of $2.1 million, or 4%, from the same period in 2022.

The year over year increase was primarily from corporate and institutional trust accounts, largely a product of the rising interest rate environment.

Bank card and ATM fees include interchange and other income from credit and debit card transactions, fees earned from processing card transactions for merchants, and fees earned from ATM transactions. Bank card and ATM fees totaled $20.6 million for the third quarter of 2023, down $0.4 million, or 2%, from the second quarter of 2023, with modestly lower activity across all products. Bank card and ATM fees for the nine months ended September 30, 2023 totaled $62.3 million, down $1.4 million, or 2%, from the same period in 2022. The year over year decline was driven primarily by decreases in merchant, debit card and ATM fees, partially offset by an increase in credit and purchasing card revenue.

Investment and annuity fees and insurance commissions, which include both fees earned from sales of annuity and insurance products, as well as managed account fees, totaled $8.5 million, up $0.3 million, or 3%, from the second quarter of 2023. The linked quarter increase is primarily attributable to strong annuity sales performance, investment management fees and corporate underwriting fees. Investment and annuity fees and insurance commissions totaled $25.6 million, up $3.7 million, or 17%, from the same period in 2022. The year over year increase includes a $3.0 million increase in annuity fees, reflective of increased demand amid the rising interest rate environment, and a $1.3 million increase in trading commissions. These increases were partially offset by a $0.6 million decline in other investment fees.

Income from secondary mortgage market operations is comprised of income produced from the origination and sales of residential mortgage loans in the secondary market. We offer a full range of mortgage products to our customers and typically sell longer-term fixed-rate loans while retaining the majority of adjustable-rate loans, as well as loans generated through programs to support customer relationships. Secondary mortgage market operations income will vary based on application volume and pull through rates. Income from secondary mortgage market operations was $2.6 million in the third quarter of 2023, up $0.3 million, or 13%, from the second quarter of 2023. The increase from the second quarter of 2023 is primarily attributable to an increase in the percentage of loans sold in the secondary market. The percentage of mortgage loans sold in the secondary market to total originations (as opposed to those held in our portfolio) was 68% in the third quarter of 2023, compared to 34% in the second quarter of 2023. Secondary mortgage market operations income for the nine months ended September 30, 2023 totaled $7.1 million, down $2.9 million, or 29%, from the same period in 2022. The year over year decline is largely attributable to a decline in application volume and loans closed, driven by the sharp rise in interest rates that followed a two-year period of very favorable interest rates, partially offset by a higher percentage of originated loans sold in the secondary market, up to 38% compared to 23% in the prior year.

Income from bank-owned life insurance (BOLI) is typically generated through insurance benefit proceeds as well as the growth of the cash surrender value of insurance contracts held. Income from BOLI was $3.6 million for the third quarter of 2023, up $0.3 million, or 8%, from the second quarter of 2023 primarily due to higher mortality gains. Income from BOLI for the nine months ended September 30, 2023 totaled $10.3 million, down $2.3 million, or 18% from the same period in 2022. The year over year decrease reflects declines in income from cash surrender value and mortality gains.

Credit-related fees include fees assessed on letters of credit and unused portions of loan commitments. Credit-related fees were $3.2 million for the third quarter of 2023, virtually unchanged from the second quarter of 2023. Credit-related fees for the nine months ended September 30, 2023 totaled $9.2 million, up $1.4 million, or 18%, from the same period in 2022, with increases across all products. Income from these products will vary based on letters of credit issued, credit line utilization and prevailing assessment rates.

Income from customer and other derivatives is largely derived from our customer interest rate derivative program and totaled $0.4 million for the third quarter of 2023, down $0.2 million, or 28%, from the prior quarter. For the nine months ended September 30, 2023, income from derivatives totaled $1.6 million, down $4.8 million, or 75%, from the same period in 2022. Derivative income can be volatile and is dependent upon the composition of the portfolio, volume and mix of sales and termination activity, and market value adjustments due to market interest rate movement. The substantial year over year decline in derivative income is largely tied to the significant change in the interest rate environment present in each of the comparative periods, which affects demand for variable rate loans and related derivative products, valuation adjustments, and related collateral income/expense for the program as a whole.

Other miscellaneous income is comprised of various items, including income from small business investment companies (SBIC), Federal Home Loan Bank (FHLB) stock dividends, and fees from loan syndication and other specialty lines of business. Other miscellaneous income totaled $8.1 million, up $2.5 million, or 44%, from the prior quarter. The linked quarter increase was largely driven by a $1.0 million increase in SBIC income, a $0.8 million increase in dividends on FHLB stock, and a $0.7 million increase in net gain on sale of assets that were largely related to our specialty business lines. For the nine months ended September 30, 2023, other miscellaneous income totaled $18.4 million, up $0.4 million, or 2%, from the same period in 2022. The year over year change was largely attributable to an increase of $3.1 million in FHLB stock dividends that was largely offset by a $1.2 million decrease in net gains on sales of assets, an $0.8 million decrease in SBIC income and a $0.6 million decrease in fees from specialty business lines.

We expect noninterest income for the fourth quarter of 2023 will be down slightly from the third quarter, with the full year 2023 expected to increase 1% to 2% from 2022.

Noninterest Expense

Noninterest expense for the third quarter of 2023 was $204.7 million, up $2.5 million, or 1%, from the second quarter of 2023. The increase in noninterest expense from the second quarter of 2023 was largely driven by increases in personnel expense, net occupancy and equipment expense, and professional services expense. For the nine months ended September 30, 2023, noninterest expense totaled $607.7 million, up $47.2 million, or 8%, from the same period in 2022. The year over year increase is attributable to most expense categories, notably personnel expense, other retirement expense, data processing expense, regulatory fees, bank share tax and occupancy and equipment expenses. Approximately 41% of the year over year increase in noninterest expense is attributable to the increases in other retirement expense and deposit and regulatory fees. A more detailed discussion of these and other noninterest expense variances follows.

The components of noninterest expense for the periods indicated are presented in the following tables.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
($ in thousands)	2023	2023	2022	2023	2022
Compensation expense	$95,650	$94,121	$98,985	$282,174	$279,133
Employee benefits	20,616	20,743	19,937	64,279	62,355
Personnel expense	116,266	114,864	118,922	346,453	341,488
Net occupancy expense	13,434	12,707	12,411	38,347	36,316
Equipment expense	4,776	5,043	4,527	14,555	14,097
Data processing expense	29,822	29,562	26,768	87,566	77,176
Professional services expense	9,519	8,915	9,679	27,565	25,895
Amortization of intangible assets	2,813	2,957	3,428	8,884	10,762
Deposit insurance and regulatory fees	5,851	6,463	3,596	18,234	10,839
Other real estate and foreclosed asset income, net	(26)	(282)	(1,782)	(153)	(3,634)
Corporate value and franchise taxes and other non-income taxes	5,238	5,241	4,010	15,732	12,816
Advertising	3,621	3,476	3,533	10,353	10,211
Telecommunications and postage	2,590	2,712	3,027	8,373	8,923
Entertainment and contributions	2,765	2,582	2,231	7,978	7,632
Tax credit investment amortization	1,494	1,402	1,004	4,297	3,012
Printing and supplies	968	1,149	971	3,107	2,892
Travel expense	1,368	1,651	1,239	4,065	3,022
Net other retirement expense	(3,228)	(3,312)	(7,570)	(10,195)	(22,123)
Other miscellaneous	7,404	7,008	7,508	22,536	21,214
Total noninterest expense	$204,675	$202,138	$193,502	$607,697	$560,538

Personnel expense consists of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and insurance for medical, life and disability. Personnel expense totaled $116.3 million for the third quarter of 2023, up $1.4 million, or 1%, from the prior quarter. The linked quarter increase in expense reflects a decrease in expense deferrals as lower originations reduced the amount of personnel expense capitalized, largely in residential mortgage where volume was down and a larger portion was sold in the secondary market. For the nine months ended September 30, 2023, personnel expense totaled $346.5 million, up $5.0 million, or 1%, from the same period in 2022. The year over year change reflects increases of $17.0 million in salary expense as a result of increased head count and annual merit increases, and $1.9 million in benefits expense, partially offset by a $14.0 million decrease in bonus and incentive pay expense.

Occupancy and equipment expenses are primarily composed of lease expenses, depreciation, maintenance and repairs, rent, taxes, and other equipment expenses. Occupancy and equipment expenses totaled $18.2 million for the third quarter of 2023, up $0.5 million or 3%, from the prior quarter, due largely to a gain on a lease termination of $0.6 million reflected in the prior quarter. For the nine months ended September 30, 2023, occupancy and equipment expenses totaled $52.9 million, up $2.5 million, or 5%, driven largely by increases of $1.4 million in insurance expense and $0.8 million depreciation expense on furniture and equipment.

Data processing expense includes expenses related to third party technology processing and servicing costs, technology project costs and fees associated with bank card and ATM transactions. Data processing expense was $29.8 million for the third quarter of 2023, up

$0.3 million, or 1%, from the second quarter of 2023. For the nine months ended September 30, 2023, data processing expense totaled $87.6 million, up $10.4 million, or 13%, from the same period in 2022, largely attributable to an increase in costs associated with the implementation of technology enhancement projects, including maintenance and amortization of bank-owned software of $4.0 million, and new data processing arrangements of $1.7 million.

Professional services expense for the third quarter of 2023 totaled $9.5 million, up $0.6 million, or 7%, from the second quarter of 2023. For the nine months ended September 30, 2023, professional services expense totaled $27.6 million, up $1.7 million, or 6%, from the same period in 2022, driven by an increase in consulting fees. Professional service expense may vary from period to period, generally related to consulting and legal needs.

Deposit insurance and regulatory fees for the third quarter of 2023 totaled $5.9 million, down $0.6 million, or 9%, from the second quarter of 2023, due largely to improvement in the risk based assessment. For the nine months ended September 30, 2023, deposit insurance and regulatory fees totaled $18.2 million, up $7.4 million, or 68%, from the same period in 2022. The year over year increase includes $4.9 million attributable to a two-basis point increase in the deposit insurance fund assessment that was effective January 1, 2023 and will remain in effect until the Deposit Insurance Fund reserve ratio to insured deposits meets the FDIC’s long-term goal for the fund. The remaining increase reflects $1.5 million of higher deposit insurance expense resulting from an increase in our assessment base and rates, and $1.0 million in state regulatory fees and special assessments. The Company expects to incur an additional FDIC deposit insurance charge in 2023 related to a special assessment to recover the costs associated with the systemic risk exception utilized in the March 2023 bank failures, the amount of which is still unknown. See further discussion below.

Net gains on sales of other real estate and foreclosed assets outpaced expense by less than $0.1 million in the third quarter of 2023, compared to $0.3 million in the second quarter of 2023. For the nine months ended September 30, 2023, net gains on sales of other real estate and foreclosed assets outpaced expense by $0.2 million, compared to $3.6 million for the same period in 2022, reflecting a higher number of property sales in the prior year. The level of net expense or income associated with maintaining the ORE portfolio can vary depending on sales activity and/or valuation adjustments. Gains or losses on the sale of other real estate and foreclosed assets may occur periodically and are dependent on the number and type of assets for sale and current market conditions.

Corporate value, franchise and other non-income tax expense for the third quarter of 2023 totaled $5.2 million, virtually unchanged from the prior quarter. For the nine months ended September 30, 2023, corporate value, franchise and other non-income tax expense totaled $15.7 million, up $2.9 million, or 23%, from the same period in 2022, largely attributable to bank share tax. The calculation of bank share tax is based on multiple variables, including average quarterly assets, earnings and stockholders’ equity to determine the taxable assessment value.

Business development-related expenses (including advertising, travel, entertainment and contributions) totaled $7.8 million for the third quarter of 2023, up $0.1 million, or less than 1%, from the second quarter of 2023. For the nine months ended September 30, 2023, business development-related expenses totaled $22.4 million, up $1.5 million, or 7%, from the same period in 2022, largely attributable to travel expense. The timing and level of business development expense can vary based on business needs and promotional campaigns.

All other expenses, excluding amortization of intangibles, totaled $9.2 million for the third quarter of 2023, up $0.3 million, or 3%, from the second quarter of 2023, primarily attributable to other miscellaneous losses. For the nine months ended September 30, 2023, all other expenses, excluding amortization of intangibles, totaled $28.1 million, up $14.2 million from the same period in 2022. The year over year variance is largely attributable to an $11.9 million increase in pension-related other retirement expense that is driven by an increase in the discount rate and other changes in actuarial assumptions for the current plan year. The remaining difference includes a $1.3 million increase in tax credit investment amortization and higher other miscellaneous losses.

We expect fourth quarter 2023 noninterest expense will be down slightly from the third quarter, with the full year 2023 expected to increase 7.5% to 8.5% from 2022. The anticipated year-over-year increase includes unfavorable changes in retirement (pension) expense and the two basis point FDIC assessment increase as described above. This guidance does not include any potential expense from a deposit insurance special assessment in connection with the systemic risk exception discussed below.

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

Income Taxes

The effective income tax rate for the third quarter of 2023 was approximately 19.9% compared to 20.1% in the second quarter of 2023. The effective tax rate for the nine months ended September 30, 2023 was 20.1%, compared to 20.7% for the same period in 2022. Based on the current forecast, management expects the effective income tax rate to be approximately 21% in 2023.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity management ensures that funds are available to meet the cash flow requirements of our depositors and borrowers, while also meeting the operating, capital and strategic cash flow needs of the Company, the Bank and other subsidiaries. As part of the overall asset and liability management process, liquidity management strategies and measurements have been developed to manage and monitor liquidity risk. The Company had access to sufficient liquidity at September 30, 2023, summarized as follows:

	September 30, 2023
($ in thousands)	Total Available	Amount Used	Net Availability
Available Sources of Funding:
Internal Sources:
Free securities	$3,542,223	$—	$3,542,223
External Sources:
Federal Home Loan Bank (a)	6,845,445	987,090	5,858,355
Federal Reserve Bank	3,459,651	—	3,459,651
Brokered deposits	4,554,651	1,157,243	3,397,408
Other	1,369,000	—	1,369,000
Total Available Sources of Funding	$19,770,970	$2,144,333	$17,626,637
Cash and other interest-bearing bank deposits			1,359,300
Total Liquidity			$18,985,937

(a) Amount used includes funded advances and letters of credit.

The recent failures of three major regional U.S. banks that experienced large-scale deposit runs has brought the subject of bank liquidity into focus. Dampened depositor confidence over a financial institution's ability to protect deposit balances in excess of the federally insured limit is thought to pose a higher likelihood of a deposit run, and, in turn, the risk that the institution may have insufficient liquidity to meet the demand. At September 30, 2023, our available on and off-balance sheet liquidity of $19.0 billion is well in excess of our estimated uninsured, noncollateralized deposits of approximately $10.5 billion.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities and repayments of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window. Management has established an internal target for the ratio of free securities to total securities of 20% or greater. As shown in the table below, our ratio of free securities to total securities was 46.12% at September 30, 2023, compared to 41.23% at June 30, 2023 and 41.59% at December 31, 2022. The free securities ratio at March 31, 2023 of 28.45% was impacted by pledging additional securities to the Federal Reserve Bank, done as a cautionary measure to increase borrowing capacity under its discount window as a result of the first quarter of 2023 bank failures. The total pledged securities were $4.3 billion at September 30, 2023, compared to $4.7 billion at June 30, 2023 and $4.9 billion at December 31, 2022. Both securities and FHLB letters of credit are pledged as collateral related to public funds and repurchase agreements.

	September 30,	June 30,	March 31,	December 31,	September 30,
Liquidity Metrics	2023	2023	2023	2022	2022
Free securities / total securities	46.12%	41.23%	28.45%	41.59%	49.79%
Core deposits / total deposits	90.85%	91.63%	94.83%	98.12%	98.93%
Wholesale funds / core deposits	10.24%	11.00%	15.43%	7.43%	6.23%
Quarter-to-date average loans /quarter-to-date average deposits	80.08%	80.53%	80.18%	78.86%	75.87%

The liability portion of the balance sheet provides liquidity mainly through the ability to use cash sourced from customers’ interest-bearing and noninterest-bearing deposit accounts. At September 30, 2023, deposits totaled $30.3 billion, an increase of $276.8 million, or 1%, from June 30, 2023 and an increase of $1.2 billion, or 4% from December 31, 2022. The increase from June 30, 2023 was attributable to growth in interest-bearing deposits, particularly in time deposits amid the favorable interest rate environment. Growth in interest-bearing deposits was partially offset by a decrease in noninterest-bearing deposits, some of which represents a shift to interest-bearing products. The increase from December 31, 2022 is primarily attributable to an increase in time deposits, both retail and brokered, partially offset by an outflow of noninterest-bearing and public funds deposits. Brokered time deposits totaled $1.2 billion at both September 30, 2023 and June 30, 2023 and is comprised primarily of brokered certificates of deposits added in the first half of 2023. In March, we added $568 million of brokered certificates of deposit that mature in December 2023 and bear interest plus fees of 5.45% per annum and, in May, we added $590 million of brokered certificates of deposit that bear interest plus fees of 5.35% per annum, of which, $195 million will mature in February 2024 and $395 million will mature in May 2024. The use of brokered deposits as a funding source is subject to certain policies regarding the amount, term and interest rate.

Core deposits consist of total deposits excluding certificates of deposit of $250,000 or more and brokered deposits. Core deposits totaled $27.5 billion at September 30, 2023, virtually unchanged compared to June 30, 2023 and down $1.0 billion, or 3%, compared to December 31, 2022. The decline in core deposits compared to the prior year reflects the shift of deposits into certificates of deposits of $250,000 or more, up $1.1 billion compared to December 31, 2022, largely due to attractive interest rates offered in the current year. The ratio of core deposits to total deposits was 90.85% at September 30, 2023, compared to 91.63% at June 30, 2023 and 98.12% at December 31, 2022.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At September 30, 2023, the Bank had borrowings of $900 million and approximately $5.9 billion available under this line. The unused borrowing capacity at the Federal Reserve’s discount window is approximately $3.5 billion. There were no outstanding borrowings with the Federal Reserve at any date during any period covered by this report. In response to the March 2023 bank failures and resulting liquidity concerns, the Federal Reserve established a Bank Term Funding Program, available to eligible depository institutions to provide an additional source of liquidity secured by U.S. Treasury and government agency and mortgage-backed securities, and other qualifying assets at par. As a cautionary measure, the Bank registered for the program at its inception, but has not, and does not intend to borrow under this program.

Wholesale funds, which are comprised of short-term borrowings, long-term debt and brokered deposits were 10.24% of core deposits at September 30, 2023, compared to 11.00% at June 30, 2023 and 7.43% at December 31, 2022. At September 30, 2023, wholesale funds totaled $2.8 billion, a decrease of $208.8 million, or 7%, from June 30, 2023 and an increase of $0.7 billion, or 33%, from December 31, 2022. The linked-quarter decrease was primarily due to a $200 million paydown of FHLB advances. The increase from December 31, 2022 reflects the addition of $1.2 billion in brokered deposits, partially offset by a net reduction in FHLB advances of $525 million. The Company has established an internal target for wholesale funds to be less than 25% of core deposits.

Another measure used to monitor our liquidity position is the loan-to-deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding). The loan-to-deposit ratio measures the amount of funds the Company lends for each dollar of deposits on hand. Our average loan-to-deposit ratio for the third quarter of 2023 was 80.08%, compared to 80.53% for the second quarter of 2023 and 78.86% for the fourth quarter of 2022. Management has an established target range for the loan-to-deposit ratio of 87% to 89%, but will operate outside that range under certain circumstances, such as those caused by the pandemic and subsequent rising interest rate environment where deposits became and have remained elevated.

Cash generated from operations is another important source of funds to meet liquidity needs. The Consolidated Statements of Cash Flows included in Part I, Item 1 of this document present operating cash flows and summarize all significant sources and uses of funds during the nine months ended September 30, 2023 and 2022.

Dividends received from the Bank have been the primary source of funds available to the Parent for the payment of dividends to our stockholders and for servicing its debt. The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends the Bank can distribute to the Parent. The Parent targets cash and other liquid assets to provide liquidity in an amount sufficient to fund approximately six quarters of ongoing cash or liquid asset needs, consisting primarily of common stockholder dividends, debt service requirements, and any expected share repurchase or early extinguishment of debt. The Parent may operate below the target level on a temporary basis if a return to the target can be achieved in the near-term, generally not to exceed four quarters. The Parent had cash and liquid assets of $198.6 million at September 30, 2023.

Capital Resources

Stockholders’ equity totaled $3.5 billion at September 30, 2023, down $53.5 million, or 2%, from June 30, 2023 and up $158.4 million, or 5%, from December 31, 2022. The decrease from June 30, 2023 is attributable to other comprehensive loss of $132.2 million, net of tax, primarily attributable to fair value adjustments on securities available for sale and cash flow hedges, and dividends of $26.4 million. These factors were partially offset by net income of $97.7 million and $7.4 million of long-term incentive plan and dividend reinvestment activity. The increase from December 31, 2022 is attributable to net income of $342.0 million, $18.4 million of long-term incentive plan and dividend reinvestment activity. These factors were partially offset by other comprehensive loss of $122.8 million, net of tax and dividends of $79.2 million.

The tangible common equity (TCE) ratio was 7.34% at September 30, 2023, down 16 bps from 7.50% at June 30, 2023 and up 25 bps from 7.09% at December 31, 2022. TCE is influenced by net income, tangible net assets, other comprehensive income or loss, and dividends.

The regulatory capital ratios of the Company and the Bank at September 30, 2023 remained well in excess of current regulatory minimum requirements, including capital conservation buffers, by at least $683 million. The Company and the Bank have been categorized as “well-capitalized” in the most recent notices received from our regulators. Refer to the Supervision and Regulation section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 for further discussion of our capital requirements.

The following table shows the regulatory capital ratios for the Company and the Bank as calculated under current rules for the indicated periods. The capital ratios reflect the election to use the CECL five-year transition rule that allowed for the option to delay for two years the estimated impact of CECL on regulatory capital (0% in 2020 and 2021), followed by a three-year transition (25% in 2022, 50% in 2023, 75% in 2024, and 100% thereafter). The two-year delay included the full impact of January 1, 2020 cumulative effect impact plus an estimated impact of CECL calculated quarterly as 25% of the current ACL over the January 1, 2020 balance (modified transition amount). The modified transition amount was recalculated each quarter in 2020 and 2021, with the December 31, 2021 impact of $24.9 million plus day one impact of $44.1 million (net of tax) carrying through the remaining three years of the transition, as adjusted by the applicable transition percentage, equating to $34.5 million at September 30, 2023.

	Well-	September 30,	June 30,	March 31,	December 31,	September 30,
	Capitalized	2023	2023	2023	2022	2022
Total capital (to risk weighted assets)
Hancock Whitney Corporation	10.00%	13.63%	13.44%	13.21%	12.97%	12.67%
Hancock Whitney Bank	10.00%	12.82%	12.70%	12.54%	12.39%	12.16%
Tier 1 common equity capital (to risk weighted assets)
Hancock Whitney Corporation	6.50%	12.06%	11.83%	11.60%	11.41%	11.10%
Hancock Whitney Bank	6.50%	11.83%	11.68%	11.52%	11.43%	11.20%
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	8.00%	12.06%	11.83%	11.60%	11.41%	11.10%
Hancock Whitney Bank	8.00%	11.83%	11.68%	11.52%	11.43%	11.20%
Tier 1 leverage capital
Hancock Whitney Corporation	5.00%	10.01%	9.64%	9.63%	9.53%	9.27%
Hancock Whitney Bank	5.00%	9.82%	9.52%	9.57%	9.54%	9.35%

We regularly perform stress analysis on our capital levels. One such scenario includes the hypothetical impact of including accumulated other comprehensive losses on market valuations of available for sale securities and cash flow hedges in regulatory capital and a further stress scenario that includes both those losses plus losses on the held to maturity investment portfolio in regulatory capital. We estimate that our regulatory capital ratios would remain in excess of the well-capitalized minimums under both of these stress scenarios at September 30, 2023.

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

On July 27, 2023, our board of directors declared the regular third quarter cash dividend of $0.30 per share. The quarterly common stock cash dividend was paid on September 15, 2023 to shareholders of record on September 5, 2023. The Company has paid uninterrupted dividends to its shareholders since 1967.

The Inflation Reduction Act of 2022 signed into law during in August 2022 includes a provision for an excise tax equal to 1% of the fair market value of any stock repurchased by covered corporations during a taxable year, subject to certain limits and provisions. The excise tax was effective at the beginning of 2023. While we may complete transactions subject to the new excise tax, we do not expect a material impact to our statement of condition or results of operations.

BALANCE SHEET ANALYSIS

Short-Term Investments

Short-term assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors. Short-term investments, including interest-bearing bank deposits and federal funds sold, were $817.9 million at September 30, 2023, up $143.8 million from June 30, 2023 and up $493.9 million from December 31, 2022. Average short-term investments of $375.0 million for the third quarter of 2023 were down $556.9 million from the second quarter of 2023 and up $78.9 million from the fourth quarter of 2022. The linked quarter decline was largely attributable to the utilization of funds for the repayment of incremental FHLB advances in early May 2023. Typically, the balance of short-term investments will change on a daily basis depending upon movement in customer loan and deposit accounts.

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

Investment in securities totaled $7.9 billion at September 30, 2023, down $279.6 million, or 3%, from June 30, 2023 and $492.4 million, or 6%, from December 31, 2022. The decreases from both comparative periods reflects net payoffs and paydowns, part of a strategic decision to allow cash inflows from the securities portfolio to fund loan growth. The decreases from June 30, 2023 and December 31, 2022 reflect unfavorable fair market valuation adjustments on the available for sales portfolio of $175.7 million and $139.4 million, respectively.

At September 30, 2023, securities available for sale totaled $5.2 billion and securities held to maturity totaled $2.7 billion.

Our securities portfolio consists mainly of residential and commercial mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies. We invest only in high quality investment grade securities with a targeted portfolio effective duration generally between two and five and a half years. At September 30, 2023, the average expected maturity of the portfolio was 5.94 years with an effective duration of 4.54 years and a nominal weighted-average yield of 2.33%. Under an immediate, parallel rate shock using increases of 100 bps and 200 bps, the effective durations would be 4.49 and 4.43 years, respectively. At December 31, 2022, the average expected maturity of the portfolio was 6.02 years with an effective duration of 4.87 years and a nominal weighted-average yield of 2.27%. The changes in expected maturity, effective duration, and nominal weighted-average yield were largely the result of maturities, paydowns and the impact from the termination of fair value hedges on available for sale securities. At September 30, 2023, approximately $559 million of our available for sale securities are hedged with $514 million in fair value hedges in order to provide protection and flexibility to reposition and/or reprice the portfolio in a rising interest rate environment, effectively reducing the duration (market price risk) on the hedged securities. Our strategy in the near term will be to utilize the securities portfolio cash flow to fund loan growth and monitor our hedge positions to adjust interest rate sensitivity.

At the end of each reporting period, we evaluate the securities portfolio for credit loss. Based on our assessments, expected credit loss was not material for any period presented, and therefore no allowance for credit loss was recorded.

Loans

Total loans at September 30, 2023 were $24.0 billion, up $193.8 million, or 1%, compared to June 30, 2023, and $869.6 million, or 4%, from December 31, 2022. New loans, a slower pace of paydowns and continued funding of both commercial and residential construction contributed to the growth for both comparative periods.

The following table shows the composition of our loan portfolio at each date indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
($ in thousands)	2023	2023	2023	2022	2022
Total loans:
Commercial non-real estate	$10,075,585	$10,113,932	$10,013,482	$10,146,453	$9,905,427
Commercial real estate - owner occupied	3,081,327	3,058,829	3,050,748	3,033,058	3,033,133
Total commercial and industrial	13,156,912	13,172,761	13,064,230	13,179,511	12,938,560
Commercial real estate - income producing	4,027,553	3,762,428	3,758,455	3,560,991	3,686,540
Construction and land development	1,614,846	1,768,252	1,726,916	1,703,592	1,541,257
Residential mortgages	3,721,106	3,581,514	3,329,793	3,092,605	2,843,723
Consumer	1,463,262	1,504,931	1,525,129	1,577,347	1,575,505
Total loans	$23,983,679	$23,789,886	$23,404,523	$23,114,046	$22,585,585

Commercial and industrial (“C&I”) loans, including both non-real estate and owner occupied real estate secured loans, totaled approximately $13.2 billion, or 55% of the total loan portfolio, at September 30, 2023, down less than 1%, compared to both June 30, 2023 and December 31, 2022. Loan growth in this portfolio segment has tempered, as demand has been affected by the interest rate environment and as a result of a selective credit appetite with a focus on resilient industries and borrowers.

The Bank lends mainly to middle market and smaller commercial entities, although it participates in larger shared credit loan facilities. Shared national credits outstanding at September 30, 2023 totaled approximately $2.8 billion, or 11% of total loans, a decrease of $41.5 million from June 30, 2023 and an increase of $11.8 million from December 31, 2022. At September 30, 2023, our larger concentrations in shared national credits include approximately $480 million to finance and insurance customers, $448 million to healthcare-related customers and $443 million to real estate rental and leasing customers, with the remainder of the balance in other diverse industries.

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

	September 30,		June 30,		March 31,		December 31,		September 30,
	2023		2023		2023		2022		2022
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial & industrial loans:
Health care and social assistance	$1,465,057	11%	$1,454,716	11%	$1,398,300	10%	$1,407,960	11%	$1,420,861	11%
Real estate and rental and leasing	1,289,505	10%	1,249,557	9%	1,368,460	10%	1,520,955	12%	1,483,937	11%
Retail trade	1,231,718	9%	1,250,708	9%	1,238,090	9%	1,218,784	9%	1,162,095	9%
Manufacturing	1,159,312	9%	1,143,417	9%	1,149,578	9%	1,145,947	8%	1,123,087	9%
Construction	1,047,345	8%	1,052,386	8%	1,025,582	8%	1,034,860	8%	1,021,365	8%
Wholesale trade	1,046,650	8%	1,064,342	8%	999,258	8%	997,930	8%	1,001,960	8%
Finance and insurance	931,750	7%	925,639	7%	914,033	7%	966,683	7%	981,823	8%
Transportation and warehousing	884,057	7%	902,181	7%	852,153	7%	872,234	7%	856,599	7%
Professional, scientific, and technical services	766,440	6%	768,863	6%	732,068	6%	706,430	5%	696,855	5%
Accommodation, food services and entertainment	726,582	5%	714,463	5%	677,488	5%	637,942	5%	669,063	5%
Public administration	477,830	4%	489,503	4%	507,291	4%	542,698	4%	556,938	4%
Information	442,928	3%	417,465	3%	407,754	3%	386,568	3%	332,230	2%
Other services (except public administration)	392,561	3%	393,319	3%	387,396	3%	396,629	3%	405,724	3%
Admin, Support, Waste Mgmt, Remediation Services	360,617	3%	348,540	3%	326,667	3%	314,921	2%	244,399	2%
Educational services	247,427	2%	264,377	2%	282,488	2%	298,126	2%	268,392	2%
Energy	205,030	1%	222,603	2%	227,171	2%	242,076	2%	246,344	2%
Other	482,103	4%	510,682	4%	570,453	4%	488,768	4%	466,888	4%
Total commercial & industrial loans	$13,156,912	100%	$13,172,761	100%	$13,064,230	100%	$13,179,511	100%	$12,938,560	100%

Commercial real estate – income producing loans totaled approximately $4.0 billion at September 30, 2023, up $265.1 million, or 7%, from June 30, 2023 and $466.6 million, or 13%, from December 31, 2022. Construction and land development loans totaled approximately $1.6 billion at September 30, 2023, down $153.4 million, or 9%, from June 30, 2023 and $88.7 million, or 5%, from December 31, 2022. The increases in commercial real estate – income producing loans for both periods was largely the result of completed construction projects moving to permanent financing, with the shift from construction partially offset by continued funding of existing credit lines. In addition, we continue to see slowing of prepayments in our commercial real estate – income producing portfolio driven by the current interest rate environment. We are continuing to limit our growth in income producing real estate with a focus on resilient projects given the current economic environment. The following table details the end-of-period aggregated commercial real estate – income producing and construction loan balances by property type. Loans reflected in 1-4 family residential construction include both loans to construction builders as well as single family borrowers.

	September 30,		June 30,		March 31,		December 31,		September 30,
	2023		2023		2023		2022		2022
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial real estate - income producing and construction loans:
Multifamily	$1,189,768	21%	$1,087,984	20%	$1,017,351	19%	$870,869	17%	$872,944	17%
Healthcare related properties	864,331	15%	844,304	15%	865,414	16%	854,563	16%	851,998	16%
Retail	848,914	15%	822,134	15%	802,220	15%	811,990	15%	803,300	15%
Industrial	724,359	13%	698,409	13%	677,907	12%	613,149	12%	602,739	12%
Office	547,516	10%	555,080	10%	561,248	10%	569,452	11%	585,614	11%
1-4 family residential construction	527,325	9%	593,238	11%	623,293	11%	602,867	11%	588,122	11%
Hotel/motel and restaurants	464,014	8%	448,362	8%	475,377	9%	485,865	9%	453,847	9%
Other land loans	198,722	4%	219,398	4%	219,192	4%	213,159	4%	222,723	4%
Other	277,450	5%	261,771	5%	243,369	4%	242,669	5%	246,510	5%
Total commercial real estate - income producing and construction loans	$5,642,399	100%	$5,530,680	100%	$5,485,371	100%	$5,264,583	100%	$5,227,797	100%

The residential mortgage loan portfolio totaled $3.7 billion at September 30, 2023, up $139.6 million, or 4%, from June 30, 2023 and $628.5 million, or 20%, from December 31, 2022. Growth in residential mortgage includes a combination of completed construction loans converting to permanent financing, as well new loan growth.

The consumer loan portfolio totaled $1.5 billion at September 30, 2023, down $41.7 million, or 3%, from June 30, 2023 and $114.1 million, or 7%, from December 31, 2022. Changes in the consumer loan portfolio for both periods reflect both slowing demand and the impact of our exit from the indirect automobile lending market, where the existing portfolio is in run-off. The decline in indirect loan portfolio totaled approximately $15.0 million and $51.3 million compared to the second quarter of 2023 and year end 2022, respectively.

Average loans for the third quarter of 2023 totaling $23.8 billion was up $175.7 million, or 1%, compared to the second quarter of 2023. Average loans for the nine months ended September 30, 2023 totaled $23.5 billion, up $1.9 billion, or 9%, compared to the same period in 2022, with growth of $1.0 billion in commercial loans and $0.9 billion in residential mortgage.

Management expects the full year 2023 period end loan growth percentage to be in the range of low to mid-single digits from the December 31, 2022 balance of $23.1 billion.

Allowance for Credit Losses and Asset Quality

The Company's allowance for credit losses was $335.9 million at September 30, 2023, down $9.8 million from $345.7 million at June 30, 2023, and $5.2 million from $341.1 million at December 31, 2022. The $9.8 million linked-quarter decrease in the allowance for credit losses is attributable to $38.3 million of net charge-offs, partially offset by a provision for credit losses of $28.5 million. The third quarter changes were driven by a $29.7 million charge-off and a $5.8 million reserve release attributable to a single individually evaluated credit where the expected resolution degraded since the previous quarter-end with the syndicated borrower's conversion from Chapter 11 to Chapter 7 bankruptcy in August. This charge-off stemmed from borrower-specific circumstances that we do not believe to be indicative of an industry or portfolio trend. The $5.2 million decrease in the allowance compared to December 31, 2022 reflects net charge-offs of $47.3 million partially offset by provision expense of $42.1 million, also impacted by the large syndicated charge-off. Despite the sizable charge-off in the current period, our overall credit outlook is not significantly different than in the previous quarter or since year end, and most of our credit metrics remain relatively stable. However, uncertainty related to inflationary pressure and the outcome of the Federal Reserve’s monetary policy continues to result in an elevated reserve relative to pre-pandemic levels.

After considering the variables underlying each of the Moody's economic scenarios, management weighed the baseline scenario at 40% and the downside S-2 mild recessionary scenario at 60% in the computation of the allowance for credit losses at September 30,

2023, consistent with the weighting used in the prior quarter. Each of the scenarios utilized have varying degrees of severity and duration of inflationary pressure, including volatility in commodities prices and impacts to the labor market, the consequences of the Federal Reserve's actions with regard to monetary policy, the effects of disruption in the financial services industry, and impacts from geopolitical unrest. Refer to the Economic Outlook section of this discussion and analysis for further information on the Moody’s scenarios and our weighting assumptions.

Our allowance for credit losses coverage to total loans was 1.40% at September 30, 2023, down from 1.45% at June 30, 2023 and 1.48% at December 31, 2022. The allowance for credit losses on the commercial portfolio totaled $272.0 million, or 1.45% of that portfolio, at September 30, 2023, down $8.6 million from $280.6 million, or 1.50%, at June 30, 2023. This reflects a $5.8 million decline in individually evaluated reserves related to the previously mentioned charge-off, and relatively stable credit performance for most of the portfolio. The allowance for credit losses on the residential mortgage portfolio increased modestly to $36.9 million, or 0.99% of that portfolio, at September 30, 2023, compared to $36.6 million, or 1.02%, at June 30, 2023, due largely to growth in the portfolio. The allowance for credit losses on the consumer portfolio was $27.0 million, or 1.84% of that portfolio, at September 30, 2023, compared to $28.4 million, or 1.89%, at June 30, 2023. The decline in allowance for credit losses coverage compared to year-end 2022 reflects declines across the three portfolios, but remains robust compared to pre-pandemic levels.

Criticized commercial loans totaled $275.1 million at September 30, 2023, down $27.1 million, or 9%, from $302.2 million at June 30, 2023, and $26.8 million, or 9% from $301.9 million at December 31, 2022. Criticized loans are defined as those having potential weaknesses that deserve management’s close attention (risk-rated as special mention, substandard and doubtful), including both accruing and nonaccruing loans. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process. In addition, the Company often reviews portfolios of loans to determine if there are areas of risk not specifically identified in its loan by loan approach. Criticized commercial loans comprised 1.46% of that portfolio at September 30, 2023, down from 1.62% at June 30, 2023 and 1.64% at December 31, 2022, and remain near historically low levels. Our criticized commercial loans at September 30, 2023 are diversified across many industries, with the largest concentrations being construction, totaling $63.0 million; transportation and warehousing, totaling $40.6 million; accommodation, food services and entertainment, totaling $40.5 million; and manufacturing, totaling $30.7 million. Commercial loans risk rated pass-watch totaled $397.0 million at September 30, 2023, down $22.3 million, or 5%, from $419.3 million at June 30, 2023, and $60.6 million, or 13%, from $457.6 million at December 31, 2022. The pass-watch risk rating includes credits with negative performance trends that reflect sufficient risk to cause concern, but have not risen to the level of criticized.

Net charge-offs were $38.3 million, or 0.64% of average total loans on an annualized basis in the third quarter of 2023, compared to $3.4 million, or 0.06% of average total loans in the second quarter of 2023. The $29.7 million charge-off of the single credit described above added 50 bps to our net charge-off ratio. Our commercial portfolio had net charge-offs of $35.5 million in the third quarter of 2023, compared to $1.2 million in the second quarter of 2023. Our residential mortgage portfolio had net recoveries of $0.4 million compared to net recoveries of $0.3 million in the second quarter of 2023. Consumer net charge-offs were $3.1 million in the third quarter of 2023 compared to $2.4 million in the second quarter of 2023. For the first nine months of 2023, net charge-offs totaled $47.3 million, or 0.27% of average total loans on an annualized basis, compared to $0.9 million in the first nine months of 2022, as we return to more normalized charge-off levels.

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
($ in thousands)	2023	2023	2022	2023	2022
Provision and Allowance for Credit Losses
Allowance for loan losses:
Allowance for loan losses at beginning of period	$314,496	$309,385	$308,175	$307,789	$342,065
Loans charged-off:
Commercial non real estate	37,334	2,975	2,619	44,837	6,366
Commercial real estate - owner-occupied	—	—	89	—	946
Total commercial & industrial	37,334	2,975	2,708	44,837	7,312
Commercial real estate - income producing	—	73	—	73	1,066
Construction and land development	—	11	—	72	3
Total commercial	37,334	3,059	2,708	44,982	8,381
Residential mortgages	25	8	42	53	102
Consumer	3,875	3,549	3,837	10,787	9,464
Total charge-offs	41,234	6,616	6,587	55,822	17,947
Recoveries of loans previously charged-off:
Commercial non real estate	1,725	1,661	2,857	4,419	9,460
Commercial real estate - owner-occupied	97	155	115	447	606
Total commercial & industrial	1,822	1,816	2,972	4,866	10,066
Commercial real estate - income producing	2	10	—	12	878
Construction and land development	4	—	6	10	132
Total commercial	1,828	1,826	2,978	4,888	11,076
Residential mortgages	408	299	936	888	1,463
Consumer	748	1,115	1,377	2,701	4,479
Total recoveries	2,984	3,240	5,291	8,477	17,018
Total net charge-offs	38,250	3,376	1,296	47,345	929
Provision for loan losses	30,045	8,487	(763)	45,847	(35,020)
Allowance for loan losses at end of period	$306,291	$314,496	$306,116	$306,291	$306,116
Reserve for Unfunded Lending Commitments:
Reserve for unfunded lending commitments at beginning of period	$31,160	$32,014	$31,303	$33,309	$29,334
Provision for losses on unfunded lending commitments	(1,547)	(854)	2,165	(3,696)	4,134
Reserve for unfunded lending commitments at end of period	$29,613	$31,160	$33,468	$29,613	$33,468
Total Allowance for Credit Losses	$335,904	$345,656	$339,584	$335,904	$339,584
Total Provision for Credit Losses	$28,498	$7,633	$1,402	$42,151	$(30,886)
Coverage Ratios:
Allowance for loan losses to period-end loans	1.28%	1.32%	1.36%	1.28%	1.36%
Allowance for credit losses to period-end loans	1.40%	1.45%	1.50%	1.40%	1.50%
Charge-offs ratios:
Gross charge-offs to average loans	0.69%	0.11%	0.12%	0.32%	0.11%
Recoveries to average loans	0.05%	0.05%	0.09%	0.05%	0.11%
Net charge-offs to average loans	0.64%	0.06%	0.02%	0.27%	0.01%
Net Charge-offs to average loans by portfolio
Commercial non real estate	1.40%	0.05%	(0.01)%	0.54%	(0.04)%
Commercial real estate - owner-occupied	(0.01)%	(0.02)%	(0.00)%	(0.02)%	0.02%
Total commercial & industrial	1.07%	0.04%	(0.01)%	0.41%	(0.03)%
Commercial real estate - income producing	(0.00)%	0.01%	—	0.00%	0.01%
Construction and land development	(0.00)%	0.00%	(0.00)%	0.00%	(0.01)%
Total commercial	0.75%	0.03%	(0.01)%	0.29%	(0.02)%
Residential mortgages	(0.04)%	(0.03)%	(0.13)%	(0.03)%	(0.07)%
Consumer	0.84%	0.64%	0.62%	0.71%	0.43%

The following table sets forth for the periods indicated nonaccrual loans and loans modified or restructured, by type, and foreclosed and surplus ORE and other foreclosed assets. The table also includes loans past due 90 days or more and still accruing.

	September 30,	June 30,	March 31,	December 31,	September 30,
($ in thousands)	2023	2023	2023	2022	2022
Loans accounted for on a nonaccrual basis:
Commercial non-real estate	$22,108	$39,361	$12,378	$3,078	$3,563
Commercial non-real estate - modified/restructured (a)	—	907	924	942	965
Total commercial non-real estate	22,108	40,268	13,302	4,020	4,528
Commercial real estate - owner occupied	2,432	1,620	1,709	1,233	2,009
Commercial real estate - owner-occupied - modified/restructured (a)	—	675	684	228	228
Total commercial real estate - owner-occupied	2,432	2,295	2,393	1,461	2,237
Commercial real estate - income producing	344	356	1,501	1,174	1,814
Commercial real estate - income producing - modified/restructured (a)	—	—	—	66	69
Total commercial real estate - income producing	344	356	1,501	1,240	1,883
Construction and land development	742	370	340	306	349
Construction and land development - modified/restructured (a)	—	—	—	3	4
Total construction and land development	742	370	340	309	353
Residential mortgage	26,885	27,458	30,110	23,946	22,753
Residential mortgage - modified/restructured (a)	20	—	—	1,323	1,530
Total residential mortgage	26,905	27,458	30,110	25,269	24,283
Consumer	7,800	7,473	6,698	6,646	6,476
Consumer - modified/restructured (a)	—	—	—	46	47
Total consumer	7,800	7,473	6,698	6,692	6,523
Total nonaccrual loans	$60,331	$78,220	$54,344	$38,991	$39,807
ORE and foreclosed assets	4,527	2,174	1,976	2,017	2,085
Total nonaccrual loans and ORE and foreclosed assets	$64,858	$80,394	$56,320	$41,008	$41,892
Modified/Restructured loans - still accruing (a):
Commercial non-real estate	$11,500	$1,010	$10	$307	$316
Commercial real estate - owner occupied	17,035	—	—	—	—
Commercial real estate - income producing	—	—	—	—	—
Construction and land development	86	—	—	113	114
Residential mortgage	166	—	—	1,018	1,016
Consumer	62	—	—	469	479
Total Modified/restructured loans - still accruing (a)	$28,849	$1,010	$10	$1,907	$1,925
Total reportable modified loans (a)	$28,869	$2,592	$1,618	$—	$—
Total troubled debt restructured loans (a)	$—	$—	$—	$4,515	$4,768
Loans 90 days past due still accruing	$24,170	$7,552	$13,155	$4,585	$2,600
Ratios:
Nonaccrual loans to total loans	0.25%	0.33%	0.23%	0.17%	0.18%
Nonaccrual loans plus ORE and foreclosed assets to loans plus ORE and foreclosed assets	0.27%	0.34%	0.24%	0.18%	0.19%
Allowance for loan losses to nonaccrual loans	507.68%	402.07%	569.31%	789.38%	769.00%
Allowance for loan losses to nonaccrual loans and accruing loans 90 days past due	362.47%	366.67%	458.35%	706.33%	721.85%
Loans 90 days past due still accruing to loans	0.10%	0.03%	0.06%	0.02%	0.01%

(a)
Loans presented in the September 30, 2023, June 30, 2023 and March 31, 2023 columns represent modified loans to borrowers experiencing financial difficulties, and the columns for December 31, 2022, and September 30, 2022 represent troubled debt restructured loans. The definition of reportable modifications/restructured loans changed for modifications made on or after January 1, 2023 with the adoption of ASU 2022-02. Refer to Note 1 included in Part 1 of this document for a discussion of this standard.

Nonaccrual loans plus ORE and foreclosed assets totaled $64.9 million at September 30, 2023, down $15.5 million compared to June 30, 2023 and up $23.8 million from December 31, 2022. Nonaccrual loans of $60.3 million decreased $17.9 million compared to June 30, 2023, largely due to the previously discussed charge-off during the third quarter of 2023. While nonaccrual loans increased $21.3 million compared to December 31, 2022, the level remains relatively low at 0.25% of the total portfolio. ORE and foreclosed assets were $4.5 million at September 30, 2023, up $2.4 million from the prior period and $2.5 million from December 31, 2022. Nonaccrual loans plus ORE and other foreclosed assets as a percentage of total loans, ORE and other foreclosed assets was 0.27% at September 30, 2023, down 7 bps compared to June 30, 2023 and up 9 bps from December 31, 2022.

We expect to continue to see low to modest charge-offs and provision for credit losses for the remainder of 2023. Loan growth, portfolio mix, asset quality metrics and future assumptions in economic forecasts will drive the level of credit loss reserves.

Deposits

Deposits provide the most significant source of funding for our interest earning assets. Generally, our ability to compete for market share depends on our deposit pricing and our wide range of products and services that are focused on customer needs, among other things. We offer high-quality banking services with convenient delivery channels, including online and mobile banking. We provide specialized services to our commercial customers to promote commercial deposit growth. These services include treasury management, industry expertise and lockbox services. Since early 2020, deposit levels have also been influenced by pandemic-driven factors, such as inflows from government stimulus payments, deposits related to funding PPP loans into business checking accounts and a slowdown in customer spending during the height of the pandemic.

The failures of three large U.S. banks in the first half of 2023 have created disruption in the financial services industry. While many factors played a role in the ultimate failures, these institutions had significant industry/demographic concentration within their deposit bases and a high ratio of uninsured deposits. Lack of diversity in concentration within a deposit base may increase the risk of events or trends that could prompt a larger-scale demand for deposits outflow. Concerns over a financial institution's ability to protect deposit balances in excess of the federally insured limit may increase the risk of a deposit run. We consider our deposit base to be seasoned, stable and well-diversified. We also offer our customers an insured cash sweep product (ICS) that allows customers to secure deposits above FDIC insured limits. We have seen increased demand for the ICS product following the recent bank failures, with the balance totaling $318.9 million at September 30, 2023, compared to $220.9 million at June 30, 2023 and $12.2 million at December 31, 2022. At September 30, 2023, we have calculated our average deposit account size by dividing period-end deposits by the population of accounts with balances to be approximately $38,400, which includes $199,100 in our commercial and small business lines (excluding public funds), $134,300 in our wealth management business line, and $18,500 in our consumer business line.

Further, at September 30, 2023, our sources of liquidity exceed uninsured deposits. We have estimated the Bank’s amount of uninsured deposits using the methodologies and assumptions required for FDIC regulatory reporting to be approximately $13.8 billion at September 30, 2023, compared to $13.6 billion at June 30, 2023 and $14.7 billion at December 31, 2022. Our uninsured deposit total at September 30, 2023 includes approximately $3.3 billion of public funds that have pledged securities as collateral, leaving $10.5 billion of noncollateralized, uninsured deposits compared to total liquidity of $19.0 billion. Our ratio of noncollateralized, uninsured deposits to total deposits was approximately 34.6% at September 30, 2023, compared to 34.4% at June 30, 2023 and 37.9% at December 31, 2022.

Total deposits were $30.3 billion at September 30, 2023, up $276.8 million, or 1%, from June 30, 2023 and $1.2 billion, or 4%, from December 31, 2022. Average deposits for the third quarter of 2023 were $29.8 billion, up $384.3 million, or 1%, from the second quarter of 2023.

The following table shows the composition of our deposits at each date indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
($ in thousands)	2023	2023	2023	2022	2022

Noninterest-bearing deposits	$11,626,371	$12,171,817	$12,860,027	$13,645,113	$14,290,817
Interest-bearing retail transaction and savings deposits	10,678,462	10,455,175	10,682,568	10,757,495	10,924,309
Interest-bearing public fund deposits:
Public fund transaction and savings deposits	2,761,267	2,828,301	2,987,565	3,132,828	2,737,074
Public fund time deposits	91,969	97,130	98,644	111,397	59,288
Total interest-bearing public fund deposits	2,853,236	2,925,431	3,086,209	3,244,225	2,796,362
Retail time deposits	4,005,025	3,328,577	2,411,765	1,418,596	934,866
Brokered time deposits	1,157,243	1,162,501	572,501	4,920	4,920
Total interest-bearing deposits	18,693,966	17,871,684	16,753,043	15,425,236	14,660,457
Total deposits	$30,320,337	$30,043,501	$29,613,070	$29,070,349	$28,951,274

Noninterest-bearing demand deposits were $11.6 billion at September 30, 2023, down $545.4 million, or 4%, from June 30, 2023 and $2.0 billion, or 15%, from December 31, 2022. The declines in noninterest-bearing deposits from both comparative periods were influenced by a variety of factors, including a continued shift to interest-bearing products amid the rising interest rate environment and increased spending of "cushions" built post-pandemic that has been amplified by inflationary conditions. Noninterest-bearing demand deposits comprised 38% of total deposits at September 30, 2023, 40% at June 30, 2023, and 47% at December 31, 2022. The current level of 38% represents a more typical, pre-pandemic mix of noninterest-bearing and interest-bearing deposits, but shifts to interest-bearing deposits may continue given the elevated interest rate environment.

Interest-bearing transaction and savings accounts of $10.7 billion at September 30, 2023 were up $223.3 million, or 2%, from June 30, 2023 and down $79.0 million, or 1%, from December 31, 2022. Interest-bearing public fund deposits totaled $2.9 billion at September 30, 2023, down $72.2 million, or 2%, from June 30, 2023 and $391.0 million, or 12%, from December 31, 2022. The decrease in public funds is mostly reflective of typical seasonal outflows. Retail time deposits totaled $4.0 billion at September 30, 2023, up $676.4 million, or 20%, from June 30, 2023 and $2.6 billion, or 182%, from December 31, 2022. The increase in retail time deposits reflects the continued shift from noninterest-bearing products amid the rising interest rate environment as depositors take advantage of the current rate offerings. Brokered time deposits of $1.2 billion at September 30, 2023 represents the addition of brokered time deposits of $568 million in March 2023 and $590 million in May 2023, bearing interest plus fees of 5.45% and 5.35%, respectively. These instruments are short-term in nature, maturing between December 2023 and May 2024.

As previously noted, interest rates paid on deposit accounts continued to increase in the third quarter of 2023, particularly on retail time and money market deposits where we have offered promotional rates. The following table sets forth average balances and weighted-average rates paid on deposits for the third and second quarters of 2023 and the third quarter of 2022.

	September 30, 2023			June 30, 2023			September 30, 2022
($ in millions)	Balance	Rate	Mix	Balance	Rate	Mix	Balance	Rate	Mix
Interest-bearing deposits:
Interest-bearing transaction deposits	$2,393.3	1.11%	8.0%	$2,355.0	0.74%	8.0%	$2,666.4	0.14%	9.1%
Money market deposits	5,888.5	3.01	19.8	5,648.8	2.62	19.2	5,552.3	0.23	19.0
Savings deposits	2,314.5	0.01	7.8	2,493.7	0.01	8.5	2,969.3	0.01	10.2
Time deposits	4,855.7	4.39	16.3	3,740.3	3.95	12.7	930.8	0.19	3.2
Public Funds	2,851.9	3.57	9.6	2,981.7	3.27	10.2	2,738.2	1.28	9.4
Total interest-bearing deposits	18,303.9	2.84%	61.5	17,219.5	2.39%	58.6	14,857.0	0.36%	50.9
Noninterest-bearing demand deposits	11,453.2		38.5	12,153.4		41.4	14,323.6		49.1
Total deposits	$29,757.1		100.0%	$29,372.9		100.0%	$29,180.6		100.0%

The following sets forth the maturities of time certificates of deposit greater than $250,000 at September 30, 2023.

September 30,
($ in thousands)	2023
Three months	$741,461
Over three months through six months	456,893
Over six months through one year	392,519
Over one year	28,396
Total	$1,619,269

Management expects relatively flat or low single digit end of period deposit growth for 2023 compared to the balance of $29.1 billion at December 31, 2022.

Short-Term Borrowings

At September 30, 2023, short-term borrowings totaled $1.4 billion, down $203.6 million, or 12%, from June 30, 2023 and down $445.3 million, or 24%, from December 31, 2022. The decline from both comparative periods is primarily attributable to FHLB borrowings. FHLB borrowings totaled $900.0 million at September 30, 2023 and consisted of two fixed-rate advances that matured on October 2, 2023. Average short-term borrowings of $1.3 billion in the third quarter of 2023 were down $1.1 billion, or 45%, from the second quarter of 2023 and down $264.8 million, or 17%, from the fourth quarter of 2022. Average short-term borrowings for the second quarter of 2023 were influenced by an incremental $1.2 billion of FHLB borrowings carried from March to May 2023 as a cautionary measure to provide additional on-balance sheet liquidity in light of the disruption that followed the bank failures.

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

Long-Term Debt

Long-term debt totaled $236.3 million at September 30, 2023, virtually unchanged from June 30, 2023 and down $5.8 million, or 2%, from December 31, 2022.

Long-term debt at September 30, 2023 includes subordinated notes payable with an aggregate principal amount of $172.5 million, a stated maturity of June 15, 2060, and a fixed rate of 6.25% per annum that qualify as Tier 2 capital of certain regulatory capital ratios. Subject to prior approval by the Federal Reserve, the Company may redeem these notes in whole or in part on any of its quarterly interest payment dates after June 15, 2025.

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

The contract amounts of these instruments reflect our exposure to credit risk. The Bank undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. At September 30, 2023, the Company had a reserve for unfunded lending commitments totaling $29.6 million.

The following table shows the commitments to extend credit and letters of credit at September 30, 2023 according to expiration date.

		Expiration Date
		Less than	1-3	3-5	More than
($ in thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$10,044,537	$3,978,635	$2,710,532	$2,549,619	$805,751
Letters of credit	428,228	343,389	50,447	34,264	128
Total	$10,472,765	$4,322,024	$2,760,979	$2,583,883	$805,879

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

The following table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in rates at September 30, 2023. Shifts are measured in 100 basis point increments in a range from -500 to +500 basis points from base case, with -300 through +300 basis points presented in the table below. Our interest rate sensitivity modeling incorporates a number of assumptions including loan and deposit repricing characteristics, the rate of loan prepayments and other factors such as loan floors and the impact of off-balance sheet hedges. The base scenario assumes that the current interest rate environment is held constant over a 24-month forecast period and is the scenario to which all others are compared in order to measure the change in net interest income. Policy limits on the change in net interest income under a variety of interest rate scenarios are approved by the Board of Directors. All policy scenarios assume a static volume forecast where the balance sheet is held constant, although other scenarios are modeled.

	Estimated Increase
	(Decrease) in NII
Change in Interest Rates	Year 1	Year 2
(basis points)
-300	-8.01%	-12.41%
-200	-5.04%	-7.61%
-100	-2.29%	-3.56%
+100	2.46%	3.51%
+200	4.47%	6.92%
+300	6.98%	10.41%

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

LIBOR Transition

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (LIBOR). Publication of the one week and two month LIBOR offered rates ceased on December 31, 2021 and the publication of the remaining LIBOR offered rates ceased to be representative on June 30, 2023. The Company discontinued the use of LIBOR for new contracts after December 31, 2021, with limited exceptions as permitted by regulatory guidance and internal policy.

Regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee (ARRC)) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., AMERIBOR or the Secured Overnight Financing Rate (SOFR)), and proposed implementations of the recommended alternatives in floating rate instruments. Further, the Adjustable Interest Rate (LIBOR) Act, enacted in March 2022, provides a statutory framework to replace U.S. dollar LIBOR with a benchmark rate based on the SOFR for contracts governed by U.S. law that have no or ineffective fallbacks, and in December 2022, the Federal Reserve Board adopted related implementing rules. In addition, where fallback language allows the Bank to select a benchmark rate, the statutory framework grants the authority to select the Board-selected benchmark replacement as the benchmark replacement, including the safe harbor provisions that, among other things, generally provide that such selection or use will not discharge or excuse performance under, give any person the right to unilaterally terminate or suspend performance under, or constitute a breach, of the contract.

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

Effective July 3, 2023, approximately $3.1 billion of variable rate loans tied to LIBOR were transitioned in accordance with the statutory framework established by the Federal Reserve, with the transition rate to be utilized upon the next reset period, in a manner that is consistent with industry practice. In addition, all of our remaining derivative instruments with LIBOR based indexes were transitioned to the Fallback Rate SOFR benchmark as recommended by the International Swap and Derivatives Association, including interest rate swaps and risk participation agreements with notional amounts totaling $3.5 billion and $163.5 million. There was no material financial impact from this transition in our operating results and we do not expect there will be any significant future impact. While we have not had any material issues to-date, the discontinuance of LIBOR could result in customer uncertainty and disputes arising as a consequence of the transition, and could result in damage to our reputation and loss of customers.

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were effective.

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has in place a Board-approved stock buyback program whereby the Company is authorized to repurchase up to 4.3 million shares of its common stock through the program’s expiration date of December 31, 2024. The program allows the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions. Following is a summary of repurchases during the three months ended September 30, 2023.

	Total number of shares or units purchased	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under such plans or programs
July 1, 2023 - July 31, 2023	—	$—	—	4,297,000
August 1, 2023 - August 31, 2023	—	$—	—	4,297,000
September 1, 2023 - September 30, 2023	—	$—	—	4,297,000
	—	$—	—

Item 5. Other Information

Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2023.

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

November 2, 2023