Form 10-K
period 2023-12-31
HANCOCK WHITNEY CORP
filed 2024-02-28
CIK 750577

IRA

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $3.3 billion based upon the closing market price on NASDAQ on June 30, 2023. For purposes of this calculation only, shares held by nonaffiliates are deemed to consist of (a) shares held by all shareholders other than directors and executive officers of the registrant plus (b) shares held by directors and officers as to which beneficial ownership has been disclaimed.

On January 31, 2024, the registrant had 86,347,503 shares of common stock outstanding.

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

Parent – Hancock Whitney Corporation, exclusive of its subsidiaries

Bank – Hancock Whitney Bank

Other Terms:

ACL – Allowance for credit losses

AFS – Available for sale securities

AMERIBOR -American Interbank Offered Rate; benchmark interest rate based on an overnight unsecured loans transacted on the American Financial Exchange

AOCI – Accumulated other comprehensive income or loss

ALCO – Asset Liability Management Committee

ALLL – Allowance for loan and lease losses

ARG – Associate resource groups

ARRC – Alternative reference rate committee

ASC – Accounting standards codification

ASR– Accelerated share repurchase

ASU– Accounting standards update

ATM – Automated teller machine

Basel III - Basel Committee's 2010 Regulatory Capital Framework (Third Accord)

Beta – amount by which loan yields or deposit cost change in response to movement in market rates

BOLI – Bank-owned life insurance

bp(s) – basis point(s)

C&I – Commercial and industrial loans

CAMT – Corporate Alternative Minimum Tax

CARES Act- Coronavirus Aid Relief and Economic Security Act

CD – Certificate of deposit

CDE – Community development entity

CECL – Current Expected Credit Losses

CEO – Chief Executive Officer

CFPB – Consumer Financial Protection Bureau

CFO – Chief Financial Officer

CISO – Chief Information Security Officer

CME – Chicago Mercantile Exchange

CMO – Collateralized mortgage obligation

Core client deposits – total deposits excluding public funds and brokered deposits

Core deposits – total deposits excluding certificates of $250,000 or more and brokered deposits

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

ERM – Enterprise risk management

ESG – Environmental, Social and Governance; term used in discussion of risks and corporate policies related to those items

EVE – Economic Value of Equity

Excess Liquidity – deposits held at the Federal Reserve above normal cash flows levels

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

FFIEC – Federal Financial Institutions Examination Council

FHA – Federal Housing Administration

FHLB – Federal Home Loan Bank

GAAP – Generally Accepted Accounting Principles in the United States of America

HTM – Held to maturity securities

ICS – Insured cash sweep

IRA of 2022 – Inflation Reduction Act of 2022

IRR – Interest rate risk

IRS – Internal Revenue Service

IT – Information Technology

LIBOR – London Interbank Offered Rate

LIHTC – Low income housing tax credit

LTIP – Long-term incentive plan

MBS – Mortgage-backed securities

MD&A – Management’s discussion and analysis of financial condition and results of operations

MDBCF – Mississippi Department of Banking and Consumer Finance

MEFD – reportable modified loans to borrowers experiencing financial difficulty as defined by ASC 326 effective January 1, 2023

NAICS – North American Industry Classification System

NII – Net interest income

n/m – not meaningful

NOL – Net operating loss

NSF – Nonsufficient funds

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

SBIC – Small Business Investment Company

SEC – U.S. Securities and Exchange Commission

Securities Act – Securities Act of 1933, as amended

Short-term Investments – the sum of Interest-bearing bank deposits and Federal funds sold

SOFR – Secured Overnight Financing Rate

Supplemental disclosure items – certain highlighted significant items that are outside of our principal business and/or are not indicative of forward-looking trends.

TDR – Troubled debt restructuring (as defined in ASC 310-40)

TSR – Total shareholder return

te – taxable equivalent adjustment, or the term used to indicate that a financial measure is presented on a fully taxable equivalent basis

USA Patriot Act – Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001

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

Volcker Rule – Section 619 of the Dodd-Frank Act and regulations promulgated thereunder, as applicable

PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning and protections of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are set forth in this Annual Report on Form 10-K and in other reports or documents that we file from time to time with the SEC and include, but are not limited to, the following:

•
general economic and business conditions in our local markets, including conditions affecting employment levels, interest rates, inflation, supply chains, the threat of recession, volatile equity capital markets, property and casualty insurance costs, collateral values, customer income, creditworthiness and confidence, spending and savings that may affect customer bankruptcies, defaults, charge-offs and deposit activity; and the impact of the foregoing on customer and client behavior (including the velocity and levels of deposit withdrawals and loan repayment);
•
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
•
credit quality trends;
•
changes in interest rates, including actions by the Federal Reserve Board;
•
the impact of reference rate reform;
•
net interest margin trends, including the impact of changes in interest rates;
•
changes in the cost and availability of funding due to changes in the deposit and credit markets;
•
success of revenue-generating and cost-reducing initiatives;
•
future expense levels;
•
changes in expense to revenue (efficiency ratio), including the risk that we may not realize and/or sustain benefits from our efficiency and growth initiatives or that we may not be able to realize cost savings or revenue benefits in the time period expected, which could negatively affect our future profitability;
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
•
risks related to the ability of our operational framework to manage risks associated with our business such as credit risk and operation risk, including third-party vendors and other service providers, which could among other things, result in a breach of operating or security systems as a result of a cyber-attack or similar acts;
•
the extensive use, reliability, disruption, and accuracy of the models and data upon which we rely;
•
risks related to our implementation of new lines of business, new products and services, new technologies, and expansion of our existing business opportunities;
•
projected tax rates;

•
future profitability;
•
purchase accounting impacts, such as accretion levels;
•
our ability to identify and address potential cybersecurity risks on our systems and/or third party vendors and service providers on which we rely, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation;
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
•
our ability to effectively compete with other traditional and non-traditional financial services companies, some of whom possess greater financial resources than we do or are subject to different regulatory standards;
•
our ability to maintain adequate internal controls over financial reporting;
•
the financial impact of future tax legislation;
•
the effects of war or other conflicts, including Russia's military action in Ukraine and the Israel-Hamas war, acts of terrorism, climate change, natural disasters such as hurricanes, freezes, flooding, man-made disasters, such as oil spills in the Gulf of Mexico, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions and/or increase costs, including, but not limited to, property and casualty and other insurance costs;
•
risks related to environmental, social and governance ("ESG") legislation, rulemaking, activism and litigation, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations;
•
changes in laws and regulations affecting our businesses, including governmental monetary and fiscal policies, legislation and regulations relating to bank products and services, increased regulatory scrutiny resulting from bank failures, as well as changes in the enforcement and interpretation of such laws and regulations by applicable governmental and self-regulatory agencies, which could require us to change certain business practices, increase compliance risk, reduce our revenue, impose additional costs on us, or otherwise negatively affect our businesses; and
•
the risk that the regulatory environment may not be conducive to or may prohibit the consummation of future mergers and/or business combinations, may increase the length of time and amount of resources required to consummate such transactions, and the potential to reduce anticipated benefits from such mergers or combinations.

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

At December 31, 2023, our balance sheet totaled $35.6 billion, with loans of $23.9 billion and deposits of $29.7 billion.

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

We operate primarily in the Gulf South region of the U.S., comprised of southern and central Mississippi; southern and central Alabama; southern, central and northwest Louisiana; the northern, central, and panhandle regions of Florida; and certain areas of east and northeast Texas, including the Houston, Beaumont, Dallas, Austin and San Antonio areas, among others. We also operate combined loan and deposit production offices in the metropolitan areas of Nashville, Tennessee and Atlanta, Georgia. At December 31, 2023, we had 182 banking locations and 225 ATMs across our footprint. Our operating strategy is to provide customers with the financial sophistication and range of products of a regional bank, while successfully retaining the commercial appeal and level of service of a community bank.

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
•
lending limits; and
•
credit approval authorities.

Additionally, our loan concentration policy sets limits and manages our exposures within specified concentration tolerances, including those to particular borrowers, foreign entities, industries, and property types for commercial real estate. This policy sets standards for portfolio risk management and reporting, monitoring of large borrower concentration limits and systematic tracking of large commercial loans and our portfolio mix. We continually monitor our concentration of commercial real estate, healthcare, shared national credits, leveraged loans and energy-related loans to ensure the mix is consistent with our risk tolerance. In addition, we also employ enhanced due diligence on select customers, portfolios, industry sectors and concentrations as economic, weather or other risk events occur to ensure alignment between credit risk appetite and concentration risk management. Information related to our loan portfolio concentrations is presented in Table 12, "Commercial and Industrial Loans by Industry Concentration" and Table 13, "Commercial Real Estate-Income Producing and Construction by Property Type Concentration" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Securities Portfolio

The investment portfolio primarily consists of U.S. agency debt securities, U.S. agency mortgage-related securities and obligations of states and municipalities classified as either available for sale or held to maturity. We consider the available for sale portfolio as one of many sources of liquidity available to fund our operations. Investments are made in accordance with an investment policy approved by the Board Risk Committee. Company policies generally limit investments to agency securities and municipal securities determined to be investment grade according to an internally generated score, which generally includes a rating of not less than “Baa” or its equivalent by a nationally recognized statistical rating organization. The investment portfolio is tested monthly under multiple stressed interest rate scenarios, the results of which are used to manage our interest rate risk position. The rate scenarios include regulatory and management agreed upon instantaneous and ramped rate movements that may be up to plus or minus 500 basis points. The combined portfolio has a target effective duration of two to five and a half years.

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

Deposits

The Bank has several programs designed to attract deposit accounts from consumers and businesses at interest rates generally consistent with market conditions. Deposits are the most significant funding source for the Company’s interest-earning assets. Interest paid on deposits represents a significant component of our interest expense. Deposits are attracted principally from clients within our retail branch network through the offering of a broad array of deposit products to individuals and businesses, including noninterest-bearing demand deposit accounts, interest-bearing transaction accounts, savings accounts, money market deposit accounts, and time deposit accounts. Terms vary among deposit products with respect to commitment periods, minimum balances and applicable fees. Interest rates offered on interest-bearing deposits are determined based on a number of factors, including, but not limited to (1) interest rates offered in local markets by competitors, (2) current and expected economic conditions, (3) anticipated future interest rates, (4) the expected amount and timing of funding needs, and (5) the availability and cost of alternative funding sources. Deposit flows are generally controlled primarily through pricing, and to a lesser extent, through promotional activities. Deposit levels can also be, and in the past have been influenced by other factors such as inflows from government stimulus programs, general changes in consumer and business spending behavior, including those as a result of inflation and recessionary concerns, inflows from hurricane-related insurance proceeds, and customer confidence in the institution, among other things. Management believes that the rates that it offers on deposit accounts are generally competitive with other financial institutions in the Bank’s market areas. Client deposits are attractive sources of funding because of their stability and low relative cost. Deposits are regarded as an important part of the overall client relationship. We consider our deposit base to be seasoned, stable and well diversified.

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

Brokered deposits, including time deposits and money market accounts, totaled $590 million at December 31, 2023. Brokered deposits are funds which the Bank obtains through deposit brokers who sell participations in a given bank deposit account or instrument to one or more investors. These brokered deposits are fully insured by the FDIC because they are participated out by the deposit broker in shares of $250,000 or less. Brokered deposit issuances are approved by ALCO as one component of its funding strategy to support ongoing asset growth until such time customer deposit growth ultimately replaces the brokered deposits. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), the Bank may continue to accept brokered deposits as long as it is either “well-capitalized” or “adequately-capitalized.”

Trust Services

The Bank, through its trust department, offers a full range of trust services on a fee basis. In its trust capacities, the Bank provides investment management services on an agency basis and acts as trustee for pension plans, profit sharing plans, corporate and municipal bond issues, living trusts, life insurance trusts and various other types of trusts created by or for individuals, businesses, and charitable and religious organizations. At December 31, 2023, the trust department of the Bank had approximately $31.9 billion of assets under administration, comprised of investment management and investment advisory agency accounts of $5.5 billion and other custody and safekeeping accounts of $9.7 billion, corporate trust accounts of $5.8 billion, and personal, employee benefit, estate and other trust accounts totaling $10.9 billion.

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

We promise our associates an inclusive environment where they can grow, have a voice, and are important. We are committed to providing an associate experience and total rewards package that attracts, develops and retains top quality talent. We continually review and develop strategies that support the needs of our associates while balancing business needs. In 2023, the Company’s human capital strategy continued to focus on evolving to meet the ever-changing needs of our associates and supporting various initiatives to improve operations and overall efficiency while maintaining our commitment to our clients, communities and shareholders.

A strong and impactful human capital program begins at the top. Our Board of Directors oversees our overall corporate strategy and sets the tone for our culture, values and high ethical standards, and through its Committees, holds management accountable for results. Beginning in 2021, the Board expanded the scope of our Compensation Committee beyond its traditional compensation-focused role to include oversight of all human capital management efforts within Hancock Whitney. Since this expansion, the Compensation Committee has been provided periodic updates on the Company's human capital management efforts, including talent acquisition and retention; talent and performance management; learning and development; total rewards; associate well-being; and diversity, equity and inclusion. In 2022, the Compensation Committee further strengthened its oversight of these areas through the implementation of a human capital management dashboard that it reviews periodically throughout the year. The dashboard includes a mixture of trending and point-in-time metrics designed to provide information and analysis of workforce demographics, talent acquisition, workforce stability and total rewards and associate programs.

Workforce Demographics

As of December 31, 2023, the Company had 3,591 full-time equivalent associates, predominately located in our core footprint of Mississippi, Louisiana, Alabama, Florida, Texas and Tennessee, compared to 3,627 associates as of December 31, 2022. Approximately 44% of associates were employed in Consumer Banking, 11% in Commercial Banking, 9% in Wealth Management, and 36% in Treasury, Operations, and Other Corporate Business & Administration, respectively. As of December 31, 2023, approximately 68% of our associates self-identified as a female and approximately 29% self-identified as a person of color. In 2023, approximately 71% of our new hires self-identified as female and approximately 43% of new hires self-identified as people of color.

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

Our commitment to DEI starts at the top of our organization, supported through oversight by the Compensation Committee of our Board of Directors. Underscoring our ongoing commitment to a culture of inclusion and belonging, the Company established a DEI Council sponsored by the President and CEO in 2018, which consists of associates from a variety of locations, business segments, genders, races, ethnicities, tenures and experiences who work together as thought leaders to promote and foster an inclusive workplace culture that appreciates differences and values all perspectives. Additionally, the Company named a Director of DEI in 2020 to serve as a champion and dedicated resource to lead the organization’s DEI efforts. The Director of DEI and the Chief Human Resources Officer serve as chair and co-chair, respectively, of the DEI Council and partner with Company leaders on strategies to foster a diverse and inclusive workplace that attracts, develops and retains top talent, regardless of race, color, religious beliefs, national origin, ancestry, citizenship, sex, gender, sexual orientation, gender identity, marital status, age, disability, genetic information, protected veteran status or any other dimension of diversity. We monitor and track the progress of our efforts and regularly implement programs and practices to support a diverse and inclusive workplace.

In 2023, we continued our efforts to build and attract a diverse workforce by cultivating new relationships, strengthening existing partnerships, and enhancing diverse recruiting efforts with key organizations. We were intentional with our campus recruiting, internship, and programming efforts across the footprint to expand our diverse talent pool. We continued efforts at historically black colleges and universities through funding of scholarships and programs to support Black students. Our recently revitalized corporate internship program continued to provide an inclusive experience that uniquely incorporates mentorship, financial literacy, community connection, and diversity learning opportunities across the organization and footprint. We proudly hosted the 2023 class of interns consisting of 56% females and 56% people of color, expanding our diverse pool of future talent and campus advocates. Additionally, we partnered with diverse external professional organizations such as Hispanic Chamber of Commerce, Gulf Coast Equality Council, and Families Helping Families and leveraged our associates for candidate referrals to expand our candidate pipeline.

Further supporting, developing, and celebrating the existing workforce, associates are provided diversity education, experiences and resources to help inspire behaviors that contribute to an inclusive, high-performing culture in which all associates may thrive. The Company continues to enhance its diversity-learning opportunities with programs designed to listen and learn directly from the voices and experiences of our associates including Living Room Conversations, Cultural Tasting Series, Understanding Cultural Bias Training, and Associate Spotlights featuring New Associates, Women of Excellence, Random Acts of Kindness, and Living Our Core Values to help drive inclusive behaviors and inspire a growth mindset.

In 2023, the Company introduced Associate Resource Groups (ARGs) with the aim of fostering community, connection, and inclusion. These voluntary ARGs, led by associates, serve as a platform for networking, participating in professional development, and raising awareness about relevant issues. By engaging with our ARGs, associates have the chance to learn, celebrate, and offer support to one another, ultimately contributing to the development of stronger teams, increased productivity, and a culture of innovation. Launched in March 2023, the SheConnects ARG strives to establish an environment that encourages women to connect, learn, and uplift one another. The Able ARG, introduced in August 2023, is dedicated to fostering unity, promoting meaningful conversations, and providing support for how to best serve the interests of individuals with disabilities and those caring for loved ones with disabilities. Additionally, we announced the Black/African American ARG and the Young Professional ARG, scheduled to launch in 2024.

Total Rewards

We strive to provide a comprehensive total rewards package that meets the various needs of our associates, including market-competitive pay and robust benefit options that attract and retain top talent. To ensure our total rewards programs remain competitive, we engage in nationally recognized third-party compensation and benefits surveys and utilize the expertise of an independent executive compensation firm, an outside benefits broker, and benefits consulting firms. These resources are used to objectively evaluate our compensation and benefits packages and benchmark them against industry peers and similarly situated organizations on an annual basis.

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

We recognize the well-being of our associates is critical to the success of the organization. We offer a competitive and comprehensive benefits program to support associates throughout all life stages. Our benefits include comprehensive health, dental, life and disability coverage that are funded in whole or in part by the Company, as well as a 401(k) plan featuring a company match of a dollar-for-dollar on the first one percent and 50 cents on the dollar on the next five percent of associate contributions and a fixed employer contribution of two percent of pay for associates who do not participate in our grandfathered pension program. We also provide our associates with programs and tools to support their overall well-being, including paid time off, personal health advocate, employee assistance, behavioral assistance and tuition reimbursement programs, as well as a range of resources to support the well-being of our associates and their families throughout the full spectrum of their lives and career journeys.

Talent Acquisition, Development and Retention

The Company is dedicated to attracting, developing and retaining exceptional talent and strives to keep associates motivated, rewarded and appreciated through our commitment to DEI, competitive total rewards packages and career development. Of the approximately 850 job requisitions filled in 2023, 33% were filled by internal associates. Approximately 9% of our workforce received a promotion in 2023, consisting of 78% females and 33% people of color.

Recognizing the development of our associates is critical to our success, the Company invests in resources to ensure associates have access to the tools needed to do their jobs effectively and succeed within the organization, including technical, skills-based, management and leadership programs, as well as formal talent, performance management and succession planning processes. Through customized learning plans, associates are provided targeted resources to ensure they gain the knowledge and skills needed to successfully perform their duties in accordance with the Company’s practices. Associates also have access to a full suite of optional classes and self-directed resources to personalize career development and prioritize their unique needs and growth opportunities. Additionally, the Company supports the use of external resources such as professional conferences, specialized seminars, banking schools and other development and leadership programs to supplement associates’ professional development, and provides a tuition assistance program for those seeking to deepen their education at undergraduate and graduate levels.

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
•
Social: Connecting with others and community
•
Career: Growing and developing a meaningful career

Supplementing our various benefit plans and programs, the Hancock Whitney Associate Assistance Fund provides assistance for associates with personal and financial needs during times of unexpected or unavoidable emergencies or disasters. The fund is managed by the Gulf Coast Community Foundation and funded by contributions from the Company as well as associates, board members and partner organizations.

Rooted in the Gulf South, our Company and associates are frequently impacted by hurricanes and other storms. We believe it is paramount to provide relief and recovery resources to help associates and their families remain safe and recover quickly when a storm hits. Throughout the year, especially during hurricane season, we encourage associates to prepare for inclement weather and natural disasters. We provide associates with resources to prepare for and respond to emergencies, including the American Red Cross, Employee Assistance Program, and Hancock Whitney Associate Assistance Fund. We periodically prompt associates to review and update contact information and emergency contact information in our HR system to ensure that they receive Company communications and outreach during emergency situations.

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

We generally conduct associate engagement surveys on a biennial basis to measure our associates' connection and commitment to the Company and its goals. In 2022, we conducted an anonymous online associate engagement survey to measure associate engagement and collect associate feedback. During the survey, associates answered questions and provided comments to capture their feelings about the Company, leadership, and their team. The survey results indicated overall associate engagement compared favorably to peer benchmark comparisons for the financial services industry and our regional footprint. Using the results of the engagement survey, leaders are able to identify strengths and opportunities for growth within their teams as well as the overall organization to further strengthen our culture and better meet the needs of our associates.

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

Integrity in Action

Upholding the core values of Honor & Integrity, Strength & Stability and Personal Responsibility and further protecting our clients, associates, and Company’s financial safety and soundness, our associates are expected to conduct business in a lawful, ethical and fair manner. All associates are strongly encouraged to report ethical concerns related to matters such as accounting, internal controls, auditing, discrimination, and harassment and/or violations or suspected violations of laws or regulations, our Code of Conduct, or other Company policies and procedures by clients, associates, or vendors. Integrity in Action, our whistleblower policy, provides our associates and others with a confidential method of reporting illegal, unethical, or unsafe activity. Administered through a third-party provider, the independent reporting service allows individuals to make reports confidentially by telephone or online 24 hours a day, seven days a week and allows for anonymous reports, if desired. All reports are investigated by Human Resources and/or Internal Audit and monitored through final disposition. Updates are provided to the Audit Committee on a quarterly basis. A copy of our Integrity in Action Whistleblower Policy is available under Governance Documents on our website, www.hancockwhitney.com.

COMPETITION

The financial services industry is highly competitive and may become more competitive as a result of recent and ongoing legislative, regulatory, and technological changes, as well as continued consolidation within the financial services industry and the addition of nontraditional competitors into our markets, including financial technology companies ("fintechs"). The traditional factors in the competition for deposits and loans are interest rates and fee structures associated with the various products offered. We also compete through the efficiency, quality and range of services and products we provide, as well as the convenience provided by an extensive network of customer access channels including local branch offices, ATMs, online and mobile banking, and telebanking centers. In attracting deposits and in our lending activities, we generally compete with other commercial banks, savings associations, credit unions, mortgage banking firms, securities brokerage firms, mutual funds and insurance companies, and other financial and non-financial institutions offering similar products.

The continuing consolidation within the financial services industry is leading to larger, better capitalized and geographically diverse institutions with enhanced product and technology capabilities. In addition to competition from fintechs, certain technology companies are working to provide financial services directly to their customers. These nontraditional financial service providers have been successful in developing digital and other products and services that effectively compete with traditional banking services, but are in some cases subject to fewer regulatory restrictions than banks and bank holding companies, allowing them to operate with greater flexibility and lower cost structures. Further, bank failures, including failures in the first half of 2023, have and may in the future diminish public confidence in small and regional banks’ abilities to safeguard deposits in excess of federally insured limits, which could prompt customers to maintain their deposits with larger financial institutions.

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

As further described below, the Company and the Bank are each well-capitalized under applicable regulatory standards as of December 31, 2023, and the Bank has a rating of “Satisfactory” in its most recent CRA evaluation.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. The Bank was well capitalized at December 31, 2023, and brokered deposits are not restricted.

To be well-capitalized, the Bank must maintain at least the following capital ratios:

·
5.0% leverage ratio.
·
6.5% CET1 to risk-weighted assets;
·
8.0% Tier 1 capital to risk-weighted assets; and
·
10.0% Total capital to risk-weighted assets;

The Federal Reserve has different requirements than those imposed under the current capital rules applicable to banks. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to the Bank, the Company’s capital ratios as of December 31, 2023 would exceed such revised well-capitalized standard. Also, the Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

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

Throughout 2023, the Company’s and the Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the capital conservation buffer requirements. Based on current estimates, we believe that the Company and the Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2024. Risk-based capital ratios and the leverage capital ratio at December 31, 2023 for the Company and the Bank were as follows:

			Minimum Capital
		Well-Capitalized	Plus Capital
		Under Prompt	Conservation
	Minimum	Corrective Action*	Buffer	Company	Bank
Tier 1 leverage capital ratio	4.00%	5.00%	N/A	10.10%	9.86%
Risk-based capital ratios
Common Equity Tier 1 capital	4.50%	6.50%	7.00%	12.33%	12.03%
Tier 1 capital	6.00%	8.00%	8.50%	12.33%	12.03%
Total risk-based capital (Tier 1 plus Tier 2)	8.00%	10.00%	10.50%	13.93%	13.04%

*Applies to Bank.

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

Deposit Insurance Assessments. The deposits of the Bank are insured by the FDIC up to applicable limits. The Deposit Insurance Fund (“DIF”) of the FDIC insures the deposits of the Bank generally up to a maximum of $250,000 per depositor, per insured bank, for each account ownership category. The FDIC charges insured depository institutions quarterly premiums to maintain the DIF. Deposit insurance assessments are based on average total consolidated assets minus its average tangible equity and applies one of four risk categories determined by reference to its capital levels, supervisory ratings, and certain other factors. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. In October of 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate by two basis points, applicable to all insured depository institutions, which began with the first quarterly assessment period in 2023 and will remain in effect until the level of the DIF reserve ratios to insured deposits meets the FDIC's long-term goals. In addition, under section 13(c)(4)(G) of the Federal Deposit Insurance Act, a loss to the DIF arising from the use of a systemic risk exception must be recovered from one or more special assessments on insured depository institutions, depository institution holding companies (with the concurrence of the Secretary of the Treasury with respect to holding companies), or both, as the FDIC determines to be appropriate. In November 2023, the FDIC approved a final rule to implement a special assessment to recover the loss to the DIF associated with two bank failures that occurred during early 2023. The assessment base for the special assessment is equal to estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion, to be collected at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly assessment periods, beginning with the first quarterly assessment period of 2024. Further, under the final rule, the FDIC retains the ability to cease collection early, extend the special assessment collection period one or more quarters beyond the initial eight-quarter collection period, or impose a final shortfall special assessment on a one-time basis after the receiverships for the two banks are terminated. The collection period may change due to updates to the estimated loss pursuant to the systemic risk determination or if assessments collected change due to corrective amendments to the amount of uninsured deposits reported for the December 31, 2022 reporting period.

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

On October 24, 2023, the Office of the Comptroller of the Currency (“OCC”), Federal Reserve, and FDIC issued a final rule to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026, and revised data reporting requirements taking effect January 1, 2027. Among other things, the revised rules evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarify eligible CRA activities. The final rules are likely to make it more challenging and/or costly for the Bank to receive a rating of at least “satisfactory” on its CRA exam.

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

Furthermore, the federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management. A financial institution is expected to implement multiple lines of defense against cyber-attacks and ensure that their risk management procedures address the risk posed by potential cyber threats. A financial institution is further expected to maintain procedures to effectively respond to a cyber-attack and resume operations following any such attack. The Company has adopted and implemented an Information Security Program to comply with the regulatory cybersecurity guidance. Effective April 1, 2022, the federal banking agencies implemented a new rule that requires banks to notify their regulators within 36 hours of a “computer-security incident” that rises to the level of a “notification incident.” Refer to Part I, Item 1C. "Cybersecurity" for further discussion.

Debit Interchange Fees. Interchange fees are fees that merchants pay to credit card companies and card-issuing banks such as the Bank for processing electronic payment transactions on their behalf. The maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, subject to an upward adjustment of 1 cent if an issuer certifies that it has implemented policies and procedures reasonably designed to achieve the fraud-prevention standards set forth by the Federal Reserve. In addition, the legislation prohibits card issuers and networks from entering into arrangements requiring that debit card transactions be processed on a single network or only two affiliated networks, and allows merchants to determine transaction routing. On October 25, 2023, the FRB proposed to lower the maximum interchange fee that a large debit card issuer can receive for a debit card transaction. The proposal would also establish a regular process for updating the maximum amount every other year going forward. We continue to monitor the development of these proposed rule revisions.

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

Anti-Bribery Laws. Federal law prohibits offering or giving a bank official or any third party (or for the bank official to solicit or receive for himself or a third party) "anything of value" other than what is given or offered to the bank itself. Further, the Foreign Corrupt Practices Act makes it unlawful to make payments to foreign government officials to assist in obtaining or retaining business. The Company and the Bank have implemented a Code of Business Ethics that governs the behavior of its officers and employees.

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

In 2016, the Federal Reserve, FDIC and SEC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2023, these rules had not been implemented. We have instituted measures to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles—that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

Accounting and Controls

The Company is also required to file certain reports with, and otherwise comply with the rules and regulations of the SEC under federal securities laws. For example, we are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board, and Nasdaq. In particular, we are required to include management and independent registered public accounting firm reports on internal controls over financial reporting as part of our Annual Report on Form 10‑K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls. The assessments of our financial reporting controls as of December 31, 2023 are included in this report under Item 9A. “Controls and Procedures.” Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the value of our securities.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The names, ages, positions and business experience of our executive officers as of February 28, 2024 are as follows:

Name	Age	Position
John M. Hairston	60	President of the Company since 2014; Chief Executive Officer since 2008 and Chief Operating Officer from 2008 to 2014; Director since 2006.
Michael M. Achary	63	Senior Executive Vice President since 2017; Executive Vice President from 2008 to 2016; Chief Financial Officer since 2007; Principal Accounting Officer since 2022.
Joseph S. Exnicios*	68	Senior Executive Vice President since 2017; Executive Vice President from 2011 to 2016; President of Whitney Bank since 2011.
D. Shane Loper	58

Senior Executive Vice President since 2017; Executive Vice President from 2008 to 2016; Chief Operating Officer since 2014; Chief Administrative Officer from 2013 to 2014; Chief Risk Officer from 2012 to 2013; Chief Risk and Administrative Officer from 2010 to 2012.

Joy Lambert Phillips	68	Senior Executive Vice President since 2020; Executive Vice President from 2009 to 2020; Chief Legal Officer since 2022; Corporate Secretary since 2011; General Counsel from 1999 to 2022.
Cecil W. Knight, Jr.	60	Executive Vice President since 2016; Chief Banking Officer since 2016.
Juanita P. Kuhner	43

Executive Vice President since 2024; General Counsel since 2024; Deputy General Counsel from 2022 to 2024; Senior Vice President from 2021 to 2024; Corporate Counsel from 2017 to 2022; Vice President from 2017 to 2021.

Michael Otero	57	Executive Vice President since 2013; Chief Risk Officer since 2020; Chief Internal Auditor from 2013 to 2018.
Ruena Hall Thompson	62	Executive Vice President since 2011; Chief Human Resources Officer since 2011.
Christopher S. Ziluca	62	Executive Vice President since 2018; Chief Credit Officer since 2018.

* On January 2, 2024, Joseph S. Exnicios announced his retirement from the Company, effective March 1, 2024.

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

We are operating in an uncertain economic environment. Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the U.S. Continued economic uncertainty and a recessionary or stagnant economy could result in financial stress on our borrowers, which could adversely affect our business, financial condition and results of operations. Deteriorating conditions in the regional economies we serve, or in certain sectors of those economies, could drive losses beyond that which is provided for in our allowance for credit losses. We could also face the following risks with the following events:

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

Volatility in global financial markets, including, but not limited to inflation and governmental responses thereto, recessionary concerns, the conflict in Ukraine, the Israeli-Hamas war and other ongoing conflicts, may continue to have a spillover effect that could ultimately impair the performance of the U.S. economy and, in turn, our results of operations and financial condition.

We are subject to lending concentration risk.

Our loan portfolio contains several industry, collateral and other concentrations including, but not limited to, commercial and residential real estate, healthcare, hospitality, shared national credits, and leveraged loans. Due to the exposure in these concentrations, disruptions in markets, economic conditions, including those resulting from heightened interest rates, inflation, supply chain disruptions, changes in laws or regulations or other events could significantly impact the ability of our borrowers to repay their loans and may have a material adverse effect on our business, financial condition and results of operations.

A substantial portion of our loan portfolio is secured by real estate. In weak economies, or in areas where real estate market conditions are distressed, we may experience a higher than normal level of nonperforming real estate loans. These risks may be exacerbated by heightened interest rates or tightening credit standards. The collateral value of the portfolio and the revenue stream from those loans could come under stress, and/or could be impacted by unforeseen events, such as pandemics, weather events, environmental contamination, among others, and additional provisions for the allowance for credit losses could be necessitated should actual and/or forecasted losses be in excess of our expectations. Our desire to foreclose on these properties given each circumstance and/or the ability to dispose of foreclosed real estate at prices at or above the respective carrying values could also be impaired, causing additional losses.

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

In addition, loan originations, and potentially loan revenues, could be adversely impacted by sharply rising interest rates. Heightened interest rates have had, and may continue to have adverse impacts on our borrowers and demand for our loan products. Continued heightened market rates of interest rates would increase debt service requirements for some of our borrowers; adversely affect those borrowers’ ability to pay us as contractually obligated; potentially reduce loan demand or result in additional delinquencies or charge-offs; and increase the cost of our deposits, which are a primary source of funding.

The fair market value of our securities portfolio and the investment income from these securities also fluctuate depending on general economic and market conditions. In addition, actual net investment income and/or cash flows from investments that carry prepayment risk, such as mortgage-backed and other asset-backed securities, may differ from those anticipated at the time of investment as a result of interest rate fluctuations. Changes in market values of investment securities classified as available for sale have impacted and may continue to negatively impact our other comprehensive income and equity levels through accumulated other comprehensive income, which includes net unrealized gains and losses on those securities. Further, such losses could be realized into earnings should liquidity and/or business strategy necessitate the sales of securities in a loss position.

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

Interest rates and our financial performance are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market transactions in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, we cannot predict the potential impact of future changes in interest rates, deposit levels, and loan demand on our business and earnings with certainty. Furthermore, the actions of the U.S. government and other governments have resulted, and in the future may result in currency fluctuations, exchange controls, market disruption, material decreases in the values of certain of our financial assets and other adverse effects.

Interest rate changes are dependent on the Federal Reserve’s assessment of economic data as it becomes available. Beginning in early 2022 and continuing into 2023, the Federal Reserve raised interest rates aggressively to combat inflation. As a result of the rising interest rate environment, we have and may continue to offer more attractive interest rates to depositors to compete for deposits, or pursue other sources of liquidity, such as wholesale funds. Further, when interest-bearing liabilities reprice or mature more quickly than interest-earning assets, an increase in interest rates generally results in a decrease in net interest income. Conversely, decreasing interest rates reduce our yield on our variable rate loans and on our new loans, which reduces our net interest income. In addition, lower interest rates may reduce our realized yields on investment securities which would reduce our net interest income and cause downward pressure on net interest margin in future periods. A significant reduction in our net interest income could have a material adverse impact on our capital, financial condition and results of operations.

Changes in monetary policy, including changes in interest rates, influence (i) the amount of interest we receive on loans and securities, (ii) the amount of interest we pay on deposits and borrowings, (iii) our ability to originate loans and obtain deposits, (iv) the fair value of our assets and liabilities, and (v) the reinvestment risk associated with changes in the duration of our mortgage-backed securities portfolio.

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

Our ability to engage in routine funding transactions could be adversely affected by the actions and financial soundness and stability of other financial institutions as a result of credit, trading, clearing or other relationships with such institutions. We routinely execute transactions with counterparties in the financial industry, including brokers and dealers, commercial banks and other institutional clients. As a result, defaults by, and even rumors regarding, other financial institutions, regional banks, or the financial services industry generally, could impair our ability to effect such transactions and could lead to losses or defaults by us. In addition, a number of our transactions expose us to credit risk in the event of default of a counterparty or client. Additionally, our credit risk may be increased if the collateral we hold in connection with such transactions cannot be realized or can only be liquidated at prices that are not sufficient to cover the full amount of our financial exposure. Any such losses could have a material adverse effect on our financial condition and results of operations.

Further, bank failures, including the failures in the first half of 2023, have and may in the future diminish public confidence in small and regional banks’ abilities to safeguard deposits in excess of federally insured limits, which could prompt customers to maintain their deposits with larger financial institutions. Concerns over rapid, large-scale deposit movement have and could in the future heighten regulatory scrutiny surrounding liquidity and increase competition for deposits and the resulting cost of funding, which could create pressure on our net interest margin and results of operations. In addition, bank failures have and could in the future prompt the FDIC to increase deposit insurance costs. Increases in funding, deposit insurance or other costs as a result of these types of events have and could in the future materially adversely affect our financial condition and results of operations. Further, the disruption following these types of events have and could in the future generate significant market trading volatility among publicly traded bank holding companies and, in particular, regional banks like Hancock Whitney Bank.

Tax law and regulatory changes could adversely affect our financial condition and results of operations.

Changes to tax laws could significantly impact our business in the form of greater than expected income tax expense and taxes payable. Such changes may also negatively impact the financial condition of our customers and/or overall economic conditions. Further, future regulatory reforms that could include a heightened focus and scrutiny on BSA/AML-related compliance, expansion of consumer protections, the regulation of loan portfolios and credit concentrations to borrowers impacted by climate change, increased capital and liquidity requirements and limitations or additional taxes on share repurchases and dividends, could increase our costs and impact our business.

On August 16, 2022, the Inflation Reduction Act was signed into law in the United States. The Inflation Reduction Act includes various tax provisions, including a nondeductible 1% excise tax on the fair value of certain stock repurchases and a corporate alternative minimum tax that generally applies to U.S. corporations with average adjusted financial statement income over a three-year period in excess of $1 billion. Based on the information available to-date, we do not expect the provisions of the Inflation Reduction Act to have a material impact on our financial results, including on our annual estimated effective tax rate or on our liquidity, absent any further changes in law.

Governmental responses to market disruptions and other events may be inadequate and may have unintended consequences.

Congress and financial regulators have and may continue to implement measures designed to stabilize financial markets, including in reaction to inflation. The overall impact of these efforts on the financial markets may be ineffective and could adversely affect our business.

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

Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to support our operations and fund outstanding liabilities, as well as to meet regulatory requirements. Our access to sources of liquidity in amounts adequate to fund our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include an economic downturn that affects the geographic markets in which our loans and operations are concentrated, or any material deterioration of the credit markets. Our operating results may also be negatively impacted by the value of our securities portfolio, if liquidity and/or business strategy necessitate the sales of securities in a loss position, and/or access to select sources of liquidity could be limited should unrealized losses continue to grow to exceed certain levels. Our access to deposits may also be affected by the liquidity needs of our depositors and the loss of deposits to alternative institutions or investments. Although we have historically been successful in replacing maturing deposits and advances as necessary, we might not be able to duplicate that success in the future, especially if a large number of our depositors were to withdraw their amounts on deposit. A failure to maintain an adequate level of liquidity could materially and adversely affect our business, financial condition and results of operations. Conversely, liquidity in excess of current demand or operating needs may result in lower-earning assets that may adversely affect our results of operations.

Greater loan losses than expected may adversely affect our earnings.

We are exposed to the risk that our borrowers will be unable to repay their loans in accordance with their terms and that any collateral securing the payment of their loans may not be sufficient to assure repayment. Credit risk is inherent in our business and any material level of credit failure could have a material adverse effect on our operating results. Our credit risk with respect to our real estate and construction loan portfolios relates principally to the creditworthiness of our corporate borrowers and the value of the real estate pledged as security for the repayment of loans. Our credit risk with respect to our commercial and consumer loan portfolios depends on the general creditworthiness of businesses and individuals within our local markets.

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

Our ability to adequately conduct and grow our business is dependent on our ability to create and maintain an appropriate operational and organizational control infrastructure. Operational risk can arise in numerous ways including employee fraud, theft or malfeasance; customer fraud; and control lapses in bank operations and information technology. Because the nature of the financial services business involves a high volume of transactions, certain errors in processing or recording transactions appropriately may be repeated or compounded before they are discovered. We have recently and plan to continue to make investments in technologies for sales and service, including mobile and online banking, as well as teller, customer service and loan origination platforms. These technologies and/or operational changes may lead to increased operational risk. Our dependence on our employees and automated systems, including the automated systems used by acquired entities and third parties, to record and process transactions may further increase the risk that technical failures or tampering of those systems will result in losses that are difficult to detect. We are also subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control. In addition, products, services and processes are continually changing and we may not fully appreciate or identify new operational risks that may arise from such changes. Failure to maintain an appropriate operational infrastructure can lead to loss of service to customers, additional expenditures related to the detection and correction of operational failures, reputational damage and loss of customer confidence, legal actions, and noncompliance with various laws and regulations.

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

Although we have response plans, business continuity plans and other safeguards in place, our operations and communications may be adversely affected by significant and widespread disruption to our systems and infrastructure that support our businesses and clients. While we continue to evolve and modify our response and business continuity plans, there can be no assurance in an escalating threat environment that they will be effective in avoiding disruption and business impacts. Our insurance may not be adequate to compensate us for all resulting losses, and the cost to obtain adequate coverage may continue to increase for us or the industry.

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

We and others in our industry are, and will continue to be, regularly the subject of attempts by attackers to gain unauthorized access to our networks, systems, data and other infrastructure, or to obtain, change, or destroy confidential data (including personal identifying information of individuals) through a variety of means, including computer hacking, acts of vandalism or theft, malware, computer viruses or other malicious codes, phishing, employee error or malfeasance, catastrophes, unforeseen events or other cyber-attacks. In the future, these attacks may result in unauthorized individuals obtaining material access to our confidential information or that of our clients, or otherwise materially accessing, damaging, or disrupting our systems or infrastructure.

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

We rely on other companies to provide key components of our business infrastructure.

We rely on certain third parties to provide products and services necessary to maintain day-to-day operations, such as back office support, data processing and storage, recording and monitoring transactions, online banking interfaces and services, Internet connections, telecommunications, and network access. The failure of a third party to perform in accordance with the contracted arrangements under service level agreements as a result of changes in the third party’s organizational structure, financial condition, support for existing products and services, strategic focus, system interruption or breaches, or for any other reason, could be disruptive to our operations, which could have a material adverse effect on our business, financial condition and results of operations. Our third-party applications may include confidential and proprietary data provided by vendors and by us, including personal employee and/or customer data. While we conduct due diligence prior to engaging with third party vendors and perform ongoing monitoring of vendor controls, we do not control their operations. Further, while our vendor management policies and practices are designed to comply with current regulations, these policies and practices cannot eliminate this risk. Replacing these third parties could also create significant delays and expense. Accordingly, use of such third parties creates an inherent risk to our business operations.

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

A significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or a significant and sustained decline in the price of our common stock may necessitate our taking charges in the future to reflect an impairment of our goodwill. Future regulatory actions and accounting changes could also have a material impact on assessments of goodwill for impairment.

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

Our profitability depends on our ability to compete successfully in a highly competitive market for banking and financial services, and we expect such challenges to continue. Certain of our competitors are larger, have more resources than we do and may be perceived as better than regional banks at safeguarding deposits in excess of federally insured limits. We face competition in our regional market areas from other commercial banks, savings associations, credit unions, mortgage banking firms, securities brokerage firms, mutual funds and insurance companies, and other financial institutions that offer similar services. Some of our nonbank competitors are not subject to the same extensive supervision and regulation to which we or the Bank are subject, and may accordingly have greater flexibility in competing for business. Over time, certain sectors of the financial services industry have become more concentrated, as institutions involved in a broad range of financial services have been acquired by other firms. These developments could result in our competitors gaining greater capital and other resources, or being able to offer a broader range of products and services with more geographic range.

Our loan and deposit pricing may be negatively impacted by our competitive environment. If our fee structures are deemed less favorable than other financial services providers, we may be at a competitive disadvantage in attracting customers for certain fee producing products. Further, we may choose to implement changes to remain competitive that could adversely affect our operating results.

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

We cannot provide assurance that we will be able to successfully consolidate any business or assets we acquire with our existing business. The integration of acquired operations and assets may require substantial management effort, time and resources and may divert management’s focus from other strategic opportunities and operational matters. Acquisitions may not perform as expected when the transaction was consummated and may be dilutive to our overall operating results and stockholders’ equity per share of common stock. Specifically, acquisitions could result in higher than expected deposit attrition, loss of key employees or other consequences that could adversely affect our ability to maintain relationships with customers and employees. We may also sell or consider selling one or more of our businesses. Such a sale would generally be subject to certain federal and/or state regulatory approvals, and may not be able to generate gains on sale or related increases in stockholders' equity commensurate with desirable levels.

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

We and our customers rely on the existence of, and ability of private and public insurance programs to provide coverage for these types of events. Cost for insurance coverage under these programs has and may continue to increase, negatively impacting our business costs and our customers' levels of liquidity and the ability to service their debt. The unavailability of these types of coverage or the inability of these entities to perform could also have a materially adverse impact on our operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

The Company’s information security program is designed to protect the security, availability, integrity, and confidentiality of our computer systems, networks, software and information assets, including client and other sensitive data. The program is comprised of policies, guidelines, and procedures. These policies, guidelines, and procedures are intended to align with regulatory guidance, the ISO Code of Practice for Information Security Controls, and common industry practices. Assessing, identifying and managing cybersecurity related risks are integrated into our overall enterprise risk management process.

The Company expects each associate to be responsible for the security and confidentiality of client information. We communicate this responsibility to associates upon hiring and regularly throughout their employment. We require each associate to complete training to protect the confidentiality of client information at the time of hire and during each year of employment. Associates must successfully pass a test to demonstrate understanding of these requirements and provide acknowledgement of their responsibilities.

Additionally, we regularly provide associates with information security awareness training covering the recognition and appropriate handling of potential phishing emails, which can introduce malware to a company’s network, result in the theft of user credentials and, ultimately, place client or employee data, or other sensitive company data, and information at risk. The Company employs a number of technical controls to mitigate the risk of phishing emails. We regularly test associates to determine their susceptibility to phishing emails. We require susceptible associates to take additional training and provide regular reports to management. We additionally maintain procedures for the safe storage and handling and secure disposal of sensitive information.

The Company protects its network and information assets with industry-tested security products and processes. Our teams actively monitor company networks and systems to detect suspicious or malicious events. The Company evaluates potential cyber risks, as appropriate, in its regular risk assessments. The Company also conducts vulnerability scans, and contracts with third-party vendors to perform penetration tests against the Company’s network. In addition, the Company’s Cyber Defense Center team monitors threat intelligence sources to anticipate and research evolving threats, investigates their potential impact to financial services companies, examines the Company’s controls to detect and defend against those threats, and proactively adjusts the Company’s defenses against those threats. The Company also engages expert cyber consultants, as necessary and appropriate.

Before engaging third-party service providers who may have access to the Company's, customer, employee or other sensitive data, or to the Company's systems, we perform due diligence in order to identify and evaluate their cyber risks, which includes self-attestation questionnaires (developed using Service Organization Controls (SOC) reports). This process is led by the Vendor Management team and includes participation of dedicated information security resources. Third party service providers processing sensitive data are contractually required to meet applicable legal and regulatory obligations to protect sensitive data against cybersecurity threats and unauthorized access to the sensitive data. After contract executions, third party service providers deemed critical by our vendor management office undergo ongoing monitoring to ensure they continue to meet their security obligations and other potential cybersecurity threats.

As part of our information security program, we have adopted an Information and Cybersecurity Incident Response Plan (“Incident Response Plan”), which is administered by our Chief Information Security Officer (“CISO”) in close collaboration with our Director of Enterprise IT Risk. The Incident Response Plan describes the Company’s processes, procedures, and responsibilities for responding to cybersecurity incidents. The Incident Response Plan is intended to proceed on parallel paths in the event of a cybersecurity incident, including implementation of (i) forensic and containment, eradication, and remediation actions by information technology and security personnel and (ii) operational response actions by business, communications, and risk personnel. Our incident response team annually performs exercises to simulate responses to cybersecurity events.

The Incident Response Plan includes procedures for escalation and reporting of potentially significant cybersecurity incidents to the Company’s Chief Operating Officer, Chief Financial Officer, Chief Risk Officer, and our Board Risk Committee.

Impacts of Cybersecurity Incidents

To date, the Company has not experienced a cybersecurity incident that has materially impacted our business strategy, results of operations, or financial condition. Despite our efforts, there can be no assurance that our cybersecurity risk management processes and measures described will be fully implemented, complied with, or effective in protecting our systems and information. We face risks from certain cybersecurity threats that, if realized, are reasonably likely to materially affect our business strategy, results of operations or financial condition. See Item 1A. “Risk Factors” in this document for further discussion of the risks associated with an interruption or breach in our information systems or infrastructure.

Cybersecurity Governance

Our Board of Directors is responsible for overseeing the Company’s business and affairs, including risks associated with cybersecurity threats. The Board oversees the Company’s corporate risk governance processes primarily through its committees, and oversight of cybersecurity threats is delegated primarily to our Board Risk Committee. The Board also periodically designates directors as its cybersecurity contact points. Our Chief Operating Officer facilitates the involvement of these designated directors in oversight of potentially significant cybersecurity incidents. The current directors designated as cybersecurity contacts are Chairman Jerry Levens, Board Risk Committee Chair Frank Bertucci, and Suzette Kent.

The Risk Committee oversees the management process associated with cybersecurity risk. Cybersecurity matters and assessments are regularly included in Board Risk Committee meetings. The Board Risk Committee has primary responsibility for overseeing the Company’s comprehensive Enterprise Risk Management program. The Enterprise Risk Management program assists senior management in identifying, assessing, monitoring, and managing risk, including cybersecurity risk, in a rapidly changing environment. The Board Risk Committee provides reports to the full Board on the Company’s information security program on an annual basis.

The Company’s CISO directs our information security program and the Director of Enterprise IT Risk directs our information technology risk management. Led by our CISO and Director of Enterprise IT Risk, a team of dedicated security professionals examines risks to the Company’s information systems and assets, designs and implements security solutions, monitors the environment and provides immediate responses to threats.

The CISO regularly attends Board Risk Committee meetings and sits in executive session with the Committee members at least annually to update committee members on material cybersecurity and other information security developments and risks. The CISO also provides an annual information security program summary report to the Board, outlining the overall status of our information security program and the Company’s compliance with regulatory guidelines.

The IT Risk Governance Subcommittee, a management level subcommittee of our Operations Committee, also addresses information security and is responsible for overseeing the protection of the integrity, security, safety and resiliency of corporate information systems and assets. The IT Risk Governance Committee meets quarterly to review the development of the program and provide recommendations. The subcommittee provides regular reports to the Operations Committee and, ultimately, the Board Risk Committee through the CISO. Together, our CISO and Director of Enterprise IT Risk co-lead the company’s IT Risk Governance Committee.

Our CISO is responsible for the Company’s information security program. In this role, the CISO manages the Company’s information security and day-to-day cybersecurity operations and supports the information security risk oversight responsibilities of the Board and its committees. The CISO is a member of the Company’s Corporate Operations group and reports to our Chief Information Officer, who in turn reports to our Chief Operating Officer. Our CISO has cybersecurity experience spanning more than two decades. Prior experience includes senior security roles in large government agencies and Fortune 200 companies. He has spoken at area colleges and various industry events about information security. He holds a degree in electrical engineering, is a graduate of banking school, and maintains several industry certifications.

Our Director of Enterprise IT Risk is responsible for the Company’s information technology governance, risk, and compliance program. In this role, the Director of Enterprise IT Risk provides independent oversight of information technology risk, promotes effective challenge to the Company’s information technology systems, and ensures that high level risks receive appropriate attention. The Director of Enterprise IT Risk is a member of the Company’s Corporate Risk Management Group and reports to our Chief Risk Officer, who in turn reports to our CEO. Our Director of Enterprise IT Risk has over two decades of business continuity, crisis management and risk experience in the financial services industry and maintains related industry certifications.

ITEM 2. PROPERTIES

The Company’s main office, which is the headquarters of the holding company, is located at Hancock Whitney Plaza, in Gulfport, Mississippi. The Bank makes portions of the main office facilities and certain other facilities available for lease to third parties, although such incidental leasing activity is not material to the Company’s overall operations.

The Company operates 182 full-service banking and financial services offices and 225 automated teller machines across our market, primarily in the Gulf south corridor, including southern and central Mississippi; southern and central Alabama; southern, central and northwest Louisiana; the northern, central, and panhandle regions of Florida; and certain areas of east and northeast Texas, including Houston, Beaumont, Dallas, Austin, and San Antonio, among others. Additionally, the Company operates combined loan and deposit production offices in the metropolitan areas of Nashville, Tennessee and Atlanta, Georgia. The Company owns approximately 70% of these facilities, and the remaining banking facilities are subject to leases, each of which we consider reasonable and appropriate for its location. We ensure that all properties, whether owned or leased, are maintained in suitable condition. We also evaluate our banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations, closures or possible sales. The Bank and its subsidiaries hold a variety of property interests acquired in settlement of loans. Some of these properties were acquired in transactions before 1979 and are carried at nominal amounts on our balance sheet and reflected income of $0.1 million in our 2023 operating results.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock trades on the Nasdaq Global Select Market under the ticker symbol “HWC.” There were 7,176 active holders of record of the Company’s common stock at January 31, 2024 and 86,347,503 shares outstanding.

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

The performance graph compares the cumulative five-year shareholder return on the Company’s common stock, assuming an investment of $100 on December 31, 2018 and the reinvestment of dividends thereafter, to that of the common stocks of United States companies reported in the Nasdaq Total Return Index and the common stocks of the KBW Regional Banks Total Return Index. The KBW Regional Banks Total Return Index is a proprietary stock index of Keefe, Bruyette & Woods, Inc., that tracks the returns of approximately 50 regional banking companies throughout the United States.

Equity Compensation Plan Information

The following table provides information as of December 31, 2023 with respect to shares of common stock that may be issued under the Company’s equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,390,639	(1)	$ N/A	1,993,867
Equity compensation plans not approved by security holders	—		—	—
Total	1,390,639			1,993,867
(1)
Includes 87,623 shares potentially issuable upon the vesting of outstanding restricted share units and 92,792 shares potentially issuable upon the vesting of outstanding performance share units that represent awards deferred into the Company’s Nonqualified Deferred Compensation Plan. Also includes 463,072 performance share awards. Performance share awards and units are stated in amounts that would be issuable if the highest level of performance conditions is met.

Issuer Purchases of Equity Securities

On January 26, 2023, the Company’s board of directors approved a stock buyback program whereby the Company is authorized to repurchase up to approximately 4.3 million shares of its common stock through the program’s expiration date of December 31, 2024. The program allows the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions. The Company is not obligated to purchase any shares under this program, and the board of directors has the ability to terminate or amend the program at any time prior to the expiration date. To date, the Company has not repurchased shares under this program.

Common stock repurchase activity during the fourth quarter of 2023 was as follows:

	Total Number of Shares of Units Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
Oct 1, 2023 - Oct 31, 2023	—	$—	—	4,297,000
Nov 1, 2023 - Nov 30, 2023	—	$—	—	4,297,000
Dec 1, 2023 - Dec 31, 2023	—	$—	—	4,297,000
Total	—	$—	—	4,297,000

ITEM 6.

Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of this discussion and analysis is to provide material information relevant to the assessment of the financial condition and results of operations of Hancock Whitney Corporation and its subsidiaries during the year ended December 31, 2023 and selected prior periods, including an evaluation of the amounts and certainty of cash flows from operations and outside sources. This discussion and analysis is intended to highlight and supplement financial and operating data and information presented elsewhere in this report, including the consolidated financial statements and related notes. The discussion contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements. See Forward-Looking Statements in Part I of this Annual Report.

Non-GAAP Financial Measures

Management’s Discussion and Analysis of Financial Condition and Results of Operations include non-GAAP measures used to describe our performance. A reconciliation of those measures to GAAP measures are provided in Table 1 “Consolidated Financial Results” and Table 31 “Quarterly Consolidated Financial Results” of this section. The following is an overview of the non-GAAP measures used and the reasons why management believes they are useful and important in understanding the Company’s financial condition and results of operations included below.

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

We present certain additional non-GAAP financial measures to assist the reader with a better understanding of the Company’s performance period over period, as well as to provide investors with assistance in understanding the success management has experienced in executing its strategic initiatives. The Company highlights certain significant items that are outside of our principal business and/or are not indicative of forward-looking trends in supplemental disclosure items below our GAAP financial data and presents certain “Adjusted” ratios that exclude these disclosed items. These adjusted ratios provide management and the reader with a measure that may be more indicative of forward-looking trends in our business, as well as demonstrates the effects of significant gains or losses and changes.

We define Adjusted Pre-Provision Net Revenue as net income excluding provision expense and income tax expense, plus the taxable equivalent adjustment (as defined above), less supplemental disclosure items (as defined above). Management believes that adjusted pre-provision net revenue is a useful financial measure because it enables investors and others to assess the Company’s ability to generate capital to cover credit losses through a credit cycle. We define Adjusted Revenue as net interest income (te) and noninterest income less supplemental disclosure items. We define Adjusted Noninterest Expense as noninterest expense less supplemental disclosure items. We define our Efficiency Ratio as noninterest expense to total net interest income (te) and noninterest income, excluding amortization of purchased intangibles and supplemental disclosure items, if applicable. Management believes adjusted revenue, adjusted noninterest expense and the efficiency ratio are useful measures as they provide a greater understanding of ongoing operations and enhance comparability with prior periods.

EXECUTIVE OVERVIEW

The discussions and analyses that follow provide insight into the impact of macroeconomic and industry trends on our performance in the most recent fiscal year, and our outlook for the near term.

Current Economic Environment

U.S. economic activity remains resilient nearly two years into the Federal Reserve's aggressive campaign to tame inflation. Thus far, the Federal Reserve has seen some success in slowing economic growth without precipitating a recession. The December 31, 2023 headline and core (less food and energy) inflation have receded considerably from 40-year highs in 2022, though at 3.4% and 3.9%, respectively, both remain well above the Federal Reserve's target rate of 2%. Real Gross domestic product (GDP) increased 2.5% for the full year 2023, reflecting growth in each of the four fiscal quarters. Despite some softening, the labor market remains strong at near full-employment, with the unemployment rate at 3.7% in December 2023. The Federal Reserve issued four 25-basis point interest rate increases between February and July 2023, but has held the rate steady since, indicating the possibility that the target rate has reached its terminal value in the rate hiking cycle. While the continued strong pace of consumer spending and the strength of the labor market may help prevent or reduce the severity of a potential recession, the possibility that rates will remain higher for longer may result in below-trend economic growth. Economic trends may be further influenced by factors outside of inflation, such as a potential shutdown of the U.S. government and expanding geopolitical conflict.

Within the financial services industry, particularly in the regional bank space, institutions continue to deal with macroeconomic and industry-specific headwinds. The heightened interest rate environment has fostered a continued shift within deposit composition toward higher cost products, although the pace of movement slowed somewhat towards the end of 2023. High-profile bank failures in the first half of 2023 have prompted increased regulatory scrutiny of banks' liquidity and the stability of their deposit bases, which has intensified competition for deposits and, in turn, placed further pressure on borrowing costs. The interest rate environment has also steadily affected the affordability of credit to consumers and businesses that has tempered loan demand. At the same time, economic uncertainty and industry turmoil has prompted many institutions to tighten credit standards.

We experienced loan growth of 3% during the year ended December 31, 2023, though the majority of the growth occurred in the first half of the year. In the fourth quarter, we experienced a $61.8 million net decline in loans as demand continued to slow in response to heightened interest rates and, in many of the markets we serve, increased insurance costs. Further, we are continuing to narrow our credit appetite in certain sectors and shift our focus toward full-service relationships. Our core client deposits, defined as total deposits excluding public funds and brokered deposits, were up slightly year-over-year. We were able to maintain our diversified deposit base through competitive pricing, as much of our client base remains interest rate sensitive. Despite the increased pressure on funding costs, interest rates on new, renewed and repricing variable rate loans drove an expanded net interest margin in 2023.

Economic Outlook

We utilize economic forecasts produced by Moody’s Analytics (Moody’s) that provide various scenarios to assist in the development of our economic outlook. This outlook discussion utilizes the December 2023 Moody’s forecast, the most current available at December 31, 2023. The forecasts are anchored on a baseline forecast scenario, which Moody’s defines as the “most likely outcome” of where the economy is headed based on current conditions. Several upside and downside scenarios are produced that are derived from the baseline scenario and incorporate varying degrees of favorable and unfavorable adjustments to economic indicators and circumstances as compared to the baseline. The macroeconomic variables underlying the December 2023 economic scenarios differ in certain respects from the comparable forecasts available at December 31, 2022, given the shift in economic circumstances and risks.

The December 2023 baseline forecast continues to incorporate the belief that the Federal Reserve will accomplish its goal of bringing inflation to or below its target without precipitating a recession. Key assumptions within the December 2023 baseline forecast include the following: (1) the Federal Funds rate has reached its terminal value in the rate hiking cycle, with rate cuts of 25 basis points per quarter to begin in June 2024 until reaching 3% in late 2026, and 2.5% by 2030; (2) the U.S. government will avoid the recently-feared shutdown; (3) while the labor market remains strong, there are indications of softening, and the unemployment rate will rise from its current rate of 3.7% to 4.0% in 2024 and 4.1% in 2025, then improve slightly to 4.0% for 2026; (4) GDP will display modest annual growth of 1.7% in both 2024 and 2025 and 2.2% in 2026; and, (5) the 10-year U.S. Treasury yield reached its recent high at nearly 5% in the third quarter of 2023, but will remain above 4% through the end of the decade.

The S-2 scenario presents a downside alternative to the baseline. The S-2 scenario assumes an increased likelihood of a U.S. government shutdown, longer and farther-reaching disturbance from geopolitical conflict, and continued disruption in the financial services industry leading to further tightening of credit standards. Further, the scenario assumes the unemployment rate will increase considerably to 5.7% in 2024 before improving to 5.3% in 2025 and 4.0% in 2026. Despite the weakening economy, the Federal Reserve does not begin rate cuts sooner than what is assumed in the baseline. As a result of these pressures, the U.S. falls into a mild recession beginning in the first quarter of 2024 that lasts for three quarters, with the stock market contracting 20% and a peak-to-trough decline in GDP of 1%.

Management has deemed certain assumptions underlying the S-2 scenario to be somewhat more likely to occur in the near term than those underlying the baseline scenario, and as such, the baseline scenario and the S-2 scenario were given probability weightings of 40% and 60%, respectively, in the calculation of our allowance for credit losses calculation at December 31, 2023.

At December 31, 2023, the credit loss outlook for our portfolio as a whole has not changed significantly from that of a year ago, however, we remain cautious given headwinds from elevated interest rates, increased insurance costs and market concerns surrounding commercial real estate. Aside from a single sizable charge-off in 2023 attributable to borrower-specific circumstances, our asset quality metrics have remained stable over the preceding two years, with nonaccrual loans, commercial criticized loans and all other net charge-offs at relatively low levels. We continue to closely monitor our portfolio for customers that are sensitive to prolonged inflation and the elevated interest rate environment.

The effects of inflation and the Federal Reserve's actions to counter those effects in the form of interest rate increases and quantitative tightening have in the past and could in the near term reduce economic growth. The full extent of the impact of the Federal Reserve’s actions to reduce inflation and the timing and scope of further Federal Reserve actions are uncertain and may have a significant negative impact on the U.S. economy, including the possibility of an economic recession in the near or midterm.

Highlights of 2023 Financial Results

Net income for the year ended December 31, 2023 was $392.6 million, or $4.50 per diluted common share, compared to $524.1 million, or $5.98 per diluted common share in 2022. The results for 2023 include a net charge of $75.4 million (pre-tax), or $0.68 per share after tax, comprised of the following supplemental disclosure items: a $65.4 million loss on restructuring of the securities portfolio, a $26.1 million FDIC special assessment charge and a $16.1 million gain on the sale of a parking facility. There were no supplemental disclosure items in 2022. The following is an overview of financial results for the year ended December 31, 2023 compared to December 31, 2022:

•
Net income of $392.6 million, or $4.50 per diluted common share
•
Adjusted pre-provision net revenue (a non-GAAP measure) totaled $635.7 million, down $5.4 million
•
Provision for credit losses of $59.1 million in 2023, compared to a negative provision of $28.4 million in 2022; allowance for credit loss to total loans at 1.41% at December 31, 2023
•
Loan growth of $807.9 million, or 3%, to $23.9 billion
•
Deposits of $29.7 billion at December 31, 2023, up $619.7 million, or 2%
•
Common equity tier 1 capital ratio of 12.33%, up 92 basis points (bps) from December 31, 2022; tangible common equity ratio of 8.37%, up 128 bps
•
Criticized commercial loans and nonperforming loans remained relatively stable at low levels throughout 2023
•
Net interest margin increased 8 bps to 3.34%
•
Efficiency ratio (a non-GAAP measure) of 55.25%, up from 52.93% in 2022

The year ended December 31, 2023 brought many challenges on both a macroeconomic level and within the financial services industry. Our results reflect navigating these headwinds while demonstrating our ability to preserve liquidity and manage operating expenses. The Federal Reserve continued its efforts to combat inflation through interest rate increases, but the benefits of our general asset sensitivity were largely offset by continued increases in funding costs, including a significant shift and deposit mix from noninterest-bearing to interest-bearing products. Disruption in the financial services industry created additional pressure on funding costs and net interest margin, and required incremental noninterest expense through a special assessment to restore the deposit insurance fund. As expected, loan growth has tempered in response to the current interest rate environment and with our continued focus on full service relationships and lending to resilient borrowers in light of current economic pressures. Aside from a single sizable borrower-specific charge-off, our credit metrics remained stable at relatively low levels, with no significant weakening in any portfolio sectors in 2023. A strategic decision to restructure our available for sale securities portfolio and pay down debt is expected to benefit future yield on earning assets, net interest margin and capital. Our capital levels increased year over year, and we believe we have positioned ourselves to effectively navigate the operating environment for this coming year.

The table that follows presents our consolidated financial results. Additional information related to our results and outlook are included in the discussions that follow.

Table 1. Consolidated Financial Results

(in thousands, except per share data)	2023	2022	2021
Income Statement:
Interest income (a)	$1,620,497	$1,137,063	$982,258
Interest income (te) (b)	1,631,604	1,147,411	993,437
Interest expense	522,898	87,060	49,023
Net interest income (te)	1,108,706	1,060,351	944,414
Provision for credit losses	59,103	(28,399)	(77,494)
Noninterest income	288,480	331,486	364,334
Noninterest expense	836,848	750,692	807,007
Income before income taxes	490,128	659,196	568,056
Income tax expense	97,526	135,107	104,841
Net income	$392,602	$524,089	$463,215
Supplemental disclosure items - included above, pre-tax
Included in noninterest income:
Loss on securities portfolio restructure	$(65,380)	$—	$—
Gain on sale of parking facility	16,126	—	—
Gain on sale of Hancock Horizon Funds	—	—	4,576
Gain on sale of MasterCard Class B common stock	—	—	2,800
Gain on hurricane-related insurance settlement	—	—	3,600
Included in noninterest expense:
FDIC special assessment	26,123	—	—
Efficiency initiatives	—	—	38,296
Hurricane related expenses	—	—	4,412
Loss on redemption of subordinated notes	—	—	4,165
Balance Sheet Data:
Period end balance sheet data
Loans	$23,921,917	$23,114,046	$21,134,282
Earning assets	32,175,097	31,873,027	33,610,435
Total assets	35,578,573	35,183,825	36,531,205
Noninterest-bearing deposits	11,030,515	13,645,113	14,392,808
Total deposits	29,690,059	29,070,349	30,465,897
Stockholders' equity	3,803,661	3,342,628	3,670,352
Average balance sheet data
Loans	$23,594,579	$21,915,393	$21,207,942
Earning assets	33,160,791	32,498,213	32,060,863
Total assets	35,633,442	35,059,178	35,075,392
Noninterest-bearing deposits	11,919,234	14,298,022	13,323,978
Total deposits	29,478,481	29,497,470	29,093,709
Stockholders' equity	3,528,911	3,405,206	3,545,255
Common Shares Data:
Earnings per share - basic	$4.51	$6.00	$5.23
Earnings per share - diluted	4.50	5.98	5.22
Cash dividends per common share	1.20	1.08	1.08
Book value per share (period end)	44.05	38.89	42.31
Tangible book value per share (period end)	33.63	28.29	31.64
Weighted average number of shares - diluted	86,423	86,394	87,027
Period end number of shares	86,345	85,941	86,749
Performance and other data:
Return on average assets	1.10%	1.49%	1.32%
Return on average common equity	11.13%	15.39%	13.07%
Return on average tangible common equity	14.97%	21.07%	17.74%
Tangible common equity (c)	8.37%	7.09%	7.71%
Tier 1 common equity	12.33%	11.41%	11.09%
Net interest margin (te)	3.34%	3.26%	2.95%
Noninterest income as a percentage of total revenue (te)	20.65%	23.82%	27.84%
Efficiency ratio (d)	55.25%	52.93%	57.29%
Allowance for loan loss as a percentage of total loans	1.29%	1.33%	1.62%
Allowance for credit loss as a percentage of total loans	1.41%	1.48%	1.76%
Annualized net charge-offs to average loans	0.27%	0.01%	0.15%
Nonaccrual assets as a percentage of loans, ORE and foreclosed assets	0.26%	0.18%	0.32%
FTE headcount	3,591	3,627	3,486

($ in thousands)	2023	2022	2021
Reconciliation of pre-provision net revenue (te) and adjusted pre-provision net revenue (te) (non-GAAP measures) (e)
Net income (GAAP)	$392,602	$524,089	$463,215
Provision for credit losses	59,103	(28,399)	(77,494)
Income tax expense	97,526	135,107	104,841
Pre-provision net revenue	549,231	630,797	490,562
Taxable equivalent adjustment	11,107	10,348	11,179
Pre-provision net revenue (te)	560,338	641,145	501,741
Adjustments from supplemental disclosure items
Loss on securities portfolio restructure	65,380	—	—
Gain on sale of parking facility	(16,126)	—	—
Gain on sale of Hancock Horizon Funds	—	—	(4,576)
Gain on sale of MasterCard Class B common stock	—	—	(2,800)
Gain on hurricane-related insurance settlement	—	—	(3,600)
FDIC special assessment	26,123	—	—
Efficiency initiatives	—	—	38,296
Hurricane related expenses	—	—	4,412
Loss on redemption of subordinated notes	—	—	4,165
Adjusted pre-provision net revenue (te)	$635,715	$641,145	$537,638
Reconciliation of revenue (te), adjusted revenue (te) and efficiency ratio (non-GAAP measures) (e)
Net interest income	$1,097,599	$1,050,003	$933,235
Noninterest income	288,480	331,486	364,334
Total GAAP revenue	1,386,079	1,381,489	1,297,569
Taxable equivalent adjustment	11,107	10,348	11,179
Total revenue (te)	1,397,186	1,391,837	1,308,748
Adjustments from supplemental disclosure items
Loss on securities portfolio restructure	65,380	—	—
Gain on sale of parking facility	(16,126)	—	—
Gain on sale of Hancock Horizon Funds	—	—	(4,576)
Gain on sale of MasterCard Class B common stock	—	—	(2,800)
Gain on hurricane-related insurance settlement	—	—	(3,600)
Adjusted revenue	1,446,440	1,391,837	1,297,772
GAAP noninterest expense	836,848	750,692	807,007
Amortization of intangibles	(11,556)	(14,033)	(16,665)
Adjustments from supplemental disclosure items
FDIC special assessment	(26,123)	—	—
Efficiency initiatives	—	—	(38,296)
Hurricane related expenses	—	—	(4,412)
Loss on redemption of subordinated notes	—	—	(4,165)
Adjusted noninterest expense	$799,169	$736,659	$743,469
Efficiency ratio (d)	55.25%	52.93%	57.29%

(a) Interest income includes the net impact of discount accretion and premium amortization arising from business combinations totaling $2.4 million, $4.7 million, and $8.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

(b) For analytical purposes, management adjusts interest income and net interest income for tax-exempt items to a taxable equivalent basis using a federal income tax rate of 21%.

(c) The tangible common equity ratio is common stockholders’ equity less intangible assets divided by total assets less intangible assets.

(d) The efficiency ratio is noninterest expense to total net interest (te) and noninterest income, excluding amortization of purchased intangibles and supplemental disclosure items.

(e) See non-GAAP financial measures section of this analysis for a discussion of these measures.

RESULTS OF OPERATIONS

The following is a discussion of results from operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. Refer to previously filed Annual Reports on Form 10-K Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of prior year variances.

Net Interest Income

Net interest income was $1.1 billion, up $47.6 million from 2022. Net interest income is the primary component of our earnings and represents the difference, or spread, between revenue generated from interest-earning assets and the interest expense related to funding those assets. For analytical purposes, net interest income is adjusted to a taxable equivalent basis (te) using the statutory federal tax rate of 21% on tax exempt items (primarily interest on municipal securities and loans). Net interest income (te) was $1.1 billion in 2023, up $48.4 million, or 5%, from 2022, and included an increase in interest income (te) of $484.2 million largely offset by an increase of $435.8 million in interest expense. Net interest margin, the ratio of net interest income (te) to average earning assets, increased 8 bps to 3.34% in 2023 from 3.26% in 2022.

The increase in interest income (te) is largely attributable to the impact of the series of Federal Reserve interest rate increases, a favorable change in the mix of earning assets, and, to a lesser extent, a $19.0 million decrease in net premium amortization on the securities portfolio. The yield on earning assets (te) was 4.92% in 2023, up 139 bps from 2022. The yield increase was mainly attributable to the impact of the rising interest rate environment on the loan and, to a lesser extent, investment portfolios, and the favorable change in the mix of average earning assets, with loans up $1.7 billion, investment securities down $112 million, and short-term investments down $888 million. The loan yield was up 155 bps to 5.87%, reflecting the impact of the rise in interest rates on new and repricing loans. The yield on investment securities increased 28 bps in 2023 to 2.39% as new investments were made at higher yields amid the rising interest rate environment, along with yield enhancements from the termination of certain fair value hedges on available for sale securities.

The increase in interest expense is largely attributable to a significant unfavorable change in the average funding mix that is the result of both the interest rate environment and response to the disruption created by the bank failures in early 2023. The rise in interest rates fostered a natural shift from noninterest-bearing to more attractive interest-bearing products. Following the bank failures, scrutiny over deposit composition and overall liquidity intensified competition for deposits; in response, promotional pricing on retail deposits and the addition of brokered time deposits drove a further shift in deposit mix toward higher-cost products. At December 31, 2023, noninterest-bearing deposits comprised 37% of total deposits compared to 47% at December 31, 2022. In addition, average short-term borrowings in 2023 were up $334.7 million from 2022, mostly reflective of incremental FHLB borrowings held for a period of time as a cautionary measure subsequent to the bank failures. As such, the cost of funds increased 131 bps to 1.58% in 2023 from 0.27% in 2022, with average interest-bearing deposit costs increasing 215 bps to 2.53% from 0.38% and other short-term borrowing costs, which consist largely of Federal Home Loan Bank advances, increasing 323 bps to 5.06% in 2023 from 1.83% in 2022.

Our cycle-to-date loan and deposit betas were 46% and 36%, respectively, at December 31, 2023, compared to 40% and 13%, respectively, at December 31, 2022, reflecting the previously mentioned competitive pricing utilized to attract and retain deposits in 2023. Though interest rates remain elevated, we expect deposit costs to be more stable in the near term. Further, in November 2023, we executed a restructuring of the available for sale securities portfolio whereby we sold $1.04 billion of lower-yielding instruments, reinvested approximately half of the $977 million of proceeds in higher-yielding securities and utilized the remainder to repay short-term borrowings as a means to enhance net interest margin. We anticipate an approximate 30 month payback period to cover the loss associated with the sale, with expected benefits in 2024 of $26.2 million in net interest income and 13 bps to net interest margin. We expect further modest expansion of net interest margin in 2024, with an emphasis on improving loan yields and by proactively managing deposit costs as interest rates begin to decline. Our forecast assumes three 25 bp rate cuts beginning in June 2024.

Discussions of Asset/Liability Management and Net Interest Income at Risk later in this item provide additional information regarding our management of interest rate risk and the potential impact from changes in interest rates, respectively.

TABLE 2. Summary of Average Balances, Interest and Rates (te) (a)

	Years Ended December 31,
	2023			2022			2021
($ in millions)	Average Balance	Interest (d)	Rate	Average Balance	Interest (d)	Rate	Average Balance	Interest (d)	Rate
Assets
Interest-Earnings Assets:
Commercial & real estate loans (te) (a)	$18,556.2	$1,131.8	6.10%	$17,682.3	$759.9	4.30%	$17,070.3	$606.1	3.55%
Residential mortgage loans	3,541.2	128.3	3.62	2,666.1	90.3	3.39	2,445.6	90.6	3.70
Consumer loans	1,497.2	124.0	8.28	1,567.0	88.4	5.64	1,692.1	81.6	4.82
Loan fees & late charges	—	1.3	—	—	7.4	—	—	53.7	0.0
Loans (te) (b)	23,594.6	1,385.4	5.87	21,915.4	946.0	4.32	21,208.0	832.0	3.92
Loans held for sale	26.0	1.7	6.63	43.0	1.8	4.22	90.2	2.5	2.82
Investment securities:
U.S. Treasury and government agency securities	567.2	15.3	2.70	426.7	8.3	1.95	330.6	5.4	1.64
Mortgage-backed securities and collateralized mortgage obligations	7,423.9	170.4	2.30	7,652.1	154.5	2.02	6,833.1	122.3	1.79
Municipals (te)	887.0	26.5	2.98	912.0	27.0	2.96	928.4	27.2	2.93
Other securities	23.5	0.8	3.51	22.3	0.8	3.42	13.7	0.5	3.66
Total investment securities (te) (c)	8,901.6	213.0	2.39	9,013.1	190.6	2.11	8,105.8	155.4	1.92
Short-term investments	638.6	31.5	4.93	1,526.7	9.0	0.59	2,656.9	3.5	0.13
Total earning assets (te)	33,160.8	1,631.6	4.92%	32,498.2	1,147.4	3.53%	32,060.9	993.4	3.10%
Nonearning assets:
Other assets	2,783.5			2,878.4			3,420.6
Allowance for loan losses	(310.9)			(317.4)			(406.1)
Total assets	$35,633.4			$35,059.2			$35,075.4
Liabilities and Stockholders' Equity
Interest-bearing Liabilities:
Interest-bearing transaction and savings deposits	$10,598.6	$176.9	1.67%	$11,201.1	$21.2	0.19%	$11,216.5	$9.1	0.08%
Time deposits	3,989.1	166.5	4.17	1,056.4	4.7	0.44	1,413.0	6.5	0.46
Public funds	2,971.6	100.5	3.38	2,941.9	32.5	1.10	3,140.2	10.6	0.34
Total interest-bearing deposits	17,559.3	443.9	2.53	15,199.4	58.4	0.38	15,769.7	26.2	0.17
Repurchase agreements	513.3	7.0	1.36	536.7	1.1	0.21	559.4	0.6	0.10
Other short-term borrowings	1,180.1	59.7	5.06	822.0	15.1	1.83	1,103.8	5.4	0.49
Long-term debt	239.1	12.3	5.15	239.3	12.4	5.19	314.9	16.8	5.32
Total interest-bearing liabilities	19,491.8	522.9	2.68%	16,797.4	87.0	0.52%	17,747.8	49.0	0.28%
Noninterest-bearing:
Noninterest-bearing deposits	11,919.2			14,298.0			13,324.0
Other liabilities	693.5			558.6			458.3
Stockholders' equity	3,528.9			3,405.2			3,545.3
Total liabilities and stockholders' equity	$35,633.4			$35,059.2			$35,075.4
Net interest income (te) and margin		$1,108.7	3.34		$1,060.4	3.26		$944.4	2.95
Net earning assets and spread	$13,669.0		2.24	$15,700.8		3.01	$14,313.1		2.82
Interest cost of funding earning assets			1.58%			0.27%			0.15%

(a)
Taxable equivalent (te) amounts are calculated using federal income tax rate of 21%.
(b)
Includes nonaccrual loans.
(c)
Average securities do not include unrealized holding gains or losses on available for sale securities.
(d)
Included in interest income is net purchase accounting accretion of $2.4 million, $4.7 million and $8.6 million for the years December 31, 2023, 2022, and 2021, respectively.

TABLE 3. Summary of Changes in Net Interest Income (te) (a) (b)

	2023 Compared to 2022			2022 Compared to 2021
	Due to		Total	Due to		Total
	Change in		Increase	Change in		Increase
($ in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income (te)
Commercial & real estate loans (te) (a)	$39,213	$332,722	$371,935	$22,399	$131,363	$153,762
Residential mortgage loans	31,345	6,620	37,965	7,809	(8,049)	(240)
Consumer loans	(3,297)	38,928	35,631	(6,180)	12,940	6,760
Loan fees & late charges	—	(6,089)	(6,089)	—	(46,301)	(46,301)
Loans (te) (c)	67,261	372,181	439,442	24,028	89,953	113,981
Loans held for sale	(886)	795	(91)	(1,672)	944	(728)
Investment securities:
U.S. Treasury and government agency securities	3,129	3,859	6,988	1,739	1,153	2,892
Mortgage-backed securities and collateralized mortgage obligations	(4,779)	20,678	15,899	15,284	16,952	32,236
Municipals	(743)	181	(562)	(485)	275	(210)
Other securities	43	18	61	297	(34)	263
Total investment in securities (te) (d)	(2,350)	24,736	22,386	16,835	18,346	35,181
Short-term investments	(8,066)	30,522	22,456	(1,976)	7,516	5,540
Total earning assets (te)	55,959	428,234	484,193	37,215	116,759	153,974
Interest-bearing transaction and savings deposits	1,205	(156,819)	(155,614)	13	(12,163)	(12,150)
Time deposits	(40,103)	(121,719)	(161,822)	1,589	262	1,851
Public funds	(331)	(67,718)	(68,049)	710	(22,604)	(21,894)
Total interest-bearing deposits	(39,229)	(346,256)	(385,485)	2,312	(34,505)	(32,193)
Repurchase agreements	52	(5,871)	(5,819)	25	(577)	(552)
Other short-term borrowings	(8,771)	(35,876)	(44,647)	1,669	(11,293)	(9,624)
Long-term debt	7	106	113	3,938	394	4,332
Total interest expense	(47,941)	(387,897)	(435,838)	7,944	(45,981)	(38,037)
Net interest income (te) variance	$8,018	$40,337	$48,355	$45,159	$70,778	$115,937

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

Provision for Credit Losses

During the year ended December 31, 2023, we recorded a provision for credit losses of $59.1 million compared to a negative provision for credit losses of $28.4 million for the year ended December 31, 2022. The provision for credit losses recorded in 2023 included net charge-offs of $63.4 million, partially offset by a $4.3 million reserve release. The negative provision for credit losses recorded in 2022 included a $30.3 million reserve release, partially offset by net charge-offs of $1.9 million. The provision for credit losses for the year ended December 31, 2023 includes a $29.7 million charge-off attributable to a single participation in a shared national credit, which stemmed from borrower-specific circumstances that we do not believe to be indicative of an industry or portfolio trend. The modest reserve release reflects relatively stable macroeconomic assumptions and credit quality metrics. The negative provision for credit losses for the same period in 2022 reflects the gradual release of certain reserves built in 2020 in response to the economic disruption brought on by the pandemic, as overall credit performance and economic conditions in our markets continued to improve.

Net charge-offs for the year ended December 31, 2023 totaled $63.4 million, or 0.27% of average loans outstanding, comprised of net charge-offs of $52.8 million in the commercial portfolio (inclusive of the $29.7 million single borrower charge-off described above) and $11.8 million in the consumer portfolio, partially offset by net recoveries of $1.2 million in the residential mortgage portfolio. The single customer charge-off comprised 13 bps of the net charge-off ratio, with the remainder representing a more normalized level of losses and lower recoveries. Net charge-offs for the year ended December 31, 2022 totaled $1.9 million, or 0.01% of average loans outstanding, comprised of net charge-offs of $7.4 million in the consumer portfolio, partially offset by net recoveries of $3.9 million in the commercial portfolio and $1.6 million in the residential mortgage portfolio.

Loan growth, portfolio composition, credit quality metrics and assumptions in economic forecasts will drive the level of credit loss reserves. At present, we expect modest charge-offs and provision expense in 2024.

Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Allowance for Credit Losses” provides additional information on changes in the allowance for credit losses and general credit quality.

Noninterest Income

Noninterest income for the year ended December 31, 2023 totaled $288.5 million, a $43.0 million, or 13%, decrease from 2022. Noninterest income for 2023 includes two supplemental disclosure items totaling $49.3 million, comprised of a $65.4 million loss on restructuring of the available for sale securities portfolio and a $16.1 million gain on the sale of a parking facility. There were no supplemental disclosure items included in noninterest income in 2022. Excluding the supplemental disclosure items, adjusted noninterest income in 2023 was up $6.2 million, or 2%, largely driven by an increase in investment and annuity fees, trust fees, credit-related fees and other miscellaneous income, partially offset by decreases in income from derivatives, secondary mortgage market operations, service charges and bank card and ATM fees, discussed in more detail below.

Table 4 presents, for each of the three years ended December 31, 2023, 2022 and 2021, the components of noninterest income, along with the percentage changes between years. Table 5 presents supplemental disclosure items included in noninterest income (Table 4) by component for the same periods.

TABLE 4. Noninterest Income

($ in thousands)	2023	% Change	2022	% Change	2021
Service charges on deposit accounts	$86,020	(2)%	$87,663	8%	$81,032
Trust fees	67,565	4	65,132	4	62,898
Bank card and ATM fees	82,966	(2)	84,591	7	79,074
Investment and annuity fees and insurance commissions	36,714	28	28,752	(3)	29,502
Secondary mortgage market operations	9,159	(21)	11,524	(69)	36,694
Securities transactions	(65,380)	n/m	(87)	(126)	333
Income from bank-owned life insurance	15,454	(3)	15,881	(13)	18,330
Credit-related fees	12,557	20	10,483	(5)	11,001
Income from derivatives	420	(93)	5,832	(57)	13,477
Net gains on sales of premises, equipment and other assets	19,388	526	3,096	118	1,423
Other miscellaneous income	23,617	27	18,619	3	30,570
Total noninterest income	$288,480	(13)%	$331,486	(9)%	$364,334

n/m – not meaningful

TABLE 5. Supplemental Disclosure Items Included in Noninterest Income

($ in thousands)	2023	2022	2021
Securities transactions:
Loss on securities portfolio restructure	$(65,380)	$—	$—
Other miscellaneous income:
Gain on sale of parking facility	$16,126	$—	$—
Gain on sale of Hancock Horizon Funds	—	—	4,576
Gain on sale of MasterCard Class B common stock	—	—	2,800
Gain on hurricane-related insurance settlement	—	—	3,600
Total other miscellaneous income	$16,126	$—	$10,976
Total supplemental disclosure items in noninterest income	$(49,254)	$—	$10,976

Service charges on deposit accounts include consumer, business, and corporate deposit account servicing fees, as well as overdraft and nonsufficient funds fees, overdraft protection fees, and other customer transaction-related fees. Service charges on deposit accounts were $86.0 million, down $1.6 million, or 2%, from 2022. The decrease from 2022 was largely driven by a $4.2 million decline in retail nonsufficient funds and overdraft fees, as certain of these fees were eliminated in late 2022, and a $1.2 million decline in consumer service charges as a result of a product suite redesign. These decreases were partially offset by an increase of $3.3 million in commercial analysis fees and nonsufficient funds and overdraft fees, driven by deposit balance activity, pricing changes, strong sales activity and higher instances of overdrafts.

Trust fee income represents revenue generated from asset management services provided to individuals, businesses and institutions. Trust fees totaled $67.6 million in 2023, a $2.4 million, or 4%, increase from 2022, primarily attributable to an increase of $3.7 million in corporate and institutional trust fees and a decrease of $1.3 million in personal trust, retirement services, and other trust fees. Trust assets under management increased to $9.7 billion at December 31, 2023, compared to $9.1 billion at December 31, 2022.

Bank card and ATM fees include income from credit and debit card transactions, fees earned from processing card transactions for merchants, and fees earned from ATM transactions. Bank card and ATM fees totaled $83.0 million in 2023, down $1.6 million, or 2%, compared to 2022. The decline from 2022 is the result of a decrease in merchant and ATM fees, partially offset by an increase in credit card activity during the year as spending remained strong.

Investment and annuity fees and insurance commissions, which include both fees earned from sales of annuity and insurance products as well as managed account fees, totaled $36.7 million in 2023, an $8.0 million, or 28%, increase from 2022. The increase is largely attributable to an increase in annuity fees and investment fees as sales activity increased amid the favorable interest rate environment, and increases in corporate underwriting and insurance fees. Our 2023 results were also favorably impacted by a full year of operations on an enhanced outsourced service platform with an expanded product suite, while 2022 results were negatively impacted by a temporary business disruption as a result of conversion to that platform.

Income from secondary mortgage market operations is comprised of income produced from the origination and sales of residential mortgage loans in the secondary market. We offer a full range of mortgage products to our customers and typically sell longer-term fixed rate loans, while retaining the majority of adjustable rate loans and mortgage loans generated through programs to support customer relationships. Income from secondary mortgage market operations totaled $9.2 million in 2023, a decrease of $2.4 million, or 21%, from 2022. The decline is largely attributable to decreased demand for mortgage loans and refinancing as a result of the elevated interest rate environment and, to a lesser extent, a larger percentage of mortgage loans retained in the held for investment portfolio. The number and dollar amount of mortgage loan applications that closed in 2023 were down 31% and 56%, respectively, from 2022, and the number and dollar amount of closed mortgage loans that were sold in 2023 were down 12% and 14%, respectively, from 2022. Secondary mortgage market operations income will vary based on application volume and the percentage of loans closed and ultimately sold.

Net loss on sales of securities totaled $65.4 million for the year ended December 31, 2023 and resulted from the sale of $1.04 billion of available for sale securities. The loss reflects a strategic decision to restructure the portfolio to enhance net interest margin through deployment of the proceeds into higher-yielding earning assets and repayment of short-term borrowings.

Credit-related fees include fees assessed on letters of credit and unused portions of loan commitments. Credit-related fees were $12.6 million for 2023, up $2.1 million, or 20% compared to 2022. The increase includes $1.3 million of higher letter of credit fees and $0.8 million of higher unused commitment fees. Income from these products will vary based on letters of credit issued, credit line utilization and prevailing assessment rates.

Income from bank-owned life insurance (“BOLI”) is generated through insurance benefit proceeds as well as the growth of the cash surrender value of insurance contracts held. BOLI income totaled $15.5 million, a decrease of $0.4 million, or 3%, from 2022. The decline is largely attributable to a lower level of growth in cash surrender value.

Income from derivatives, largely derived from our customer interest rate derivative program, totaled $0.4 million in 2023, compared to $5.8 million in 2022. Derivative income can be volatile and is dependent upon the composition of the portfolio, volume and mix of sales activity and market value adjustments due to market interest rate movement. The substantial year-over-year decline in derivative income is largely tied to the significant change in the interest rate environment present in each of the comparative periods, which affects demand for variable rate loans and related derivative products, valuation adjustments, and related collateral income/expense for the program as a whole. The decline in derivative income also reflects a $1.8 million increase in losses associated with our Visa B derivative.

The net gains on sales of premises, equipment and other assets consists primarily of net revenue earned from sales of excess-bank owned facilities and equipment no longer in use, gains on sales of Small Business Administration and other non-residential mortgage loans, and leases and other assets associated with the equipment finance line of business. Net gains on sales of premises, equipment and other assets totaled $19.4 million in 2023, compared to $3.1 million in 2023, up $16.3 million. The increase was primarily related to previously mentioned gain on the sale of a stand alone parking facility totaling, $16.1 million, that was identified as a supplemental disclosure item. The sale of the property took advantage of favorable market conditions while exiting a service that was not a part of our core business.

Other miscellaneous income is comprised of various items, including dividends on FHLB stock, income from small business investment companies (SBICs), and syndication fees, among others. Other miscellaneous income for the year ended December 31, 2023 was $23.6 million, up $5.0 million from the previous year, or 27%, largely due to a $4.8 million increase in FHLB stock dividends as a result of both an increase in prevailing rates and an increase in volume of FHLB stock.

We expect noninterest income in 2024 to increase 3% to 4% from the adjusted 2023 level of $337.7 million.

Noninterest Expense

Noninterest expense for the year ended December 31, 2023 totaled $836.8 million, an $86.2 million, or 11%, increase from 2022. Noninterest expense for the year ended December 31, 2023 includes a supplemental disclosure item of $26.1 million attributable to an FDIC special assessment in connection with the protection of uninsured depositors under the systemic risk exception for two bank failures in 2023. Excluding the supplemental disclosure item, adjusted noninterest expense totaled $810.7 million, up $60.0 million, or 8%, from 2022. The largest individual components of the increase in noninterest expense excluding supplemental items were other retirement expense, data processing, deposit insurance and regulatory fees, and other miscellaneous expense. Explanations of the variances are discussed below in more detail.

Table 6 presents, for each of the three years ended December 31, 2023, 2022 and 2021, noninterest expense, along with the percentage changes between years. Table 7 presents supplemental disclosure items included in noninterest expense (Table 6) by component for the same periods.

TABLE 6. Noninterest Expense

($ in thousands)	2023	% Change	2022	% Change	2021
Compensation expense	$376,055	(1)%	$378,482	(0)%	$378,589
Employee benefits	84,740	3	82,153	(21)	103,786
Personnel expense	460,795	0	460,635	(5)	482,375
Net occupancy expense	51,573	6	48,767	(2)	49,786
Equipment expense	18,852	2	18,573	2	18,167
Data processing expense	117,694	13	103,942	7	96,755
Professional services expense	38,331	6	36,065	(26)	48,678
Amortization of intangibles	11,556	(18)	14,033	(16)	16,665
Deposit insurance and regulatory fees	49,979	236	14,889	10	13,582
Other real estate and foreclosed assets income	(624)	(86)	(4,407)	n/m	(210)
Corporate value, franchise taxes, and other non-income taxes	20,355	22	16,744	16	14,478
Advertising	13,454	(2)	13,783	11	12,441
Telecommunications and postage	10,773	(9)	11,870	(6)	12,646
Entertainment and contributions	10,664	3	10,336	31	7,867
Tax credit investment amortization	5,791	21	4,768	7	4,436
Travel expenses	5,469	26	4,336	61	2,697
Printing and supplies	4,073	7	3,795	2	3,728
Other retirement expense	(13,460)	(55)	(29,693)	6	(27,941)
Loss on facilities and equipment from consolidation	—	n/m	—	n/m	13,863
Loss on extinguishment of debt	—	n/m	—	n/m	4,165
Other miscellaneous expense	31,573	42	22,256	(32)	32,829
Total noninterest expense	$836,848	11%	$750,692	(7)%	$807,007

n/m - not meaningful

TABLE 7. Supplemental Disclosure Items Included in Noninterest Expense

($ in thousands)	2023	2022	2021
Compensation expense	$—	$—	$4,248
Employee benefits	—	—	20,192
Personnel expense	—	—	24,440
Net occupancy expense	—	—	2
Equipment expense	—	—	5
Deposit insurance and regulatory fees	26,123	—	—
Advertising	—	—	16
Printing and supplies	—	—	22
Entertainment and contributions	—	—	174
Travel expenses	—	—	5
Loss on facilities and equipment from consolidation	—	—	13,863
Loss on extinguishment of debt	—	—	4,165
Other miscellaneous expense	—	—	4,181
Total supplemental disclosure items included in noninterest expense	$26,123	$—	$46,873

Personnel expense consists of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance. Personnel expense totaled $460.8 million in 2023, virtually flat compared to 2022, as merit-based increases in salaries and insurance benefits were largely offset by decreases in incentive-based compensation and retirement benefits.

Occupancy and equipment expenses are primarily composed of lease expenses, depreciation, maintenance and repairs, rent, taxes, and other equipment expenses. Total occupancy and equipment expenses of $70.4 million in 2023, increased $3.1 million, or 5%, from 2022. The increase was largely related to higher insurance cost and equipment depreciation expense.

Data processing expense includes expenses related to third party technology processing and servicing costs, technology project costs and fees associated with bank card and ATM transactions. Data processing expense totaling $117.7 million in 2023 was up $13.8 million, or 13%, from 2022. The increase was largely attributable to higher costs associated with ongoing data processing arrangements and the implementation of technology enhancement projects, including maintenance and amortization of bank-owned software of $4.1 million, and new data processing arrangements of $2.4 million.

Professional services expense totaling $38.3 million in 2023 increased $2.3 million, or 6%, from 2022, primarily due to increases of $2.9 million in consulting and other professional services, partially offset by lower legal expense.

Amortization of intangibles in 2023 totaled $11.6 million, a $2.5 million, or 18%, decrease from 2022 as a result of the accelerated amortization methods used.

Deposit insurance and regulatory fees totaled $50.0 million for the year ended December 31, 2023, an increase of $35.1 million from 2022. The increase includes the $26.1 million special assessment made by the FDIC to recover losses to the Deposit Insurance Fund arising from the protection of uninsured depositors under the systemic risk determination following the closures of Silicon Valley Bank and Signature Bank. The assessment base for the special assessment is equal to the institution's estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion, multiplied by an annual rate of approximately 13.4 basis points, to be collected for an estimated eight quarters. Because the liability has been incurred and the loss is reasonably estimable, the full amount of the assessment was recorded in the current period. Excluding the special assessment, deposit insurance and regulatory fees were up $9.0 million, or 60%, which includes $6.6 million of incremental expense attributable to a two-basis point increase in the deposit insurance fund assessment effective January 1, 2023. The additional two-basis points of assessment cost will remain in effect until the Deposit Insurance Fund reserve ratio to insured deposits meets the FDIC’s long-term goal for the fund, which is not expected to occur for some time given the recent bank failures. The remaining increase reflects $1.0 million of higher deposit insurance expense that reflects changes in our assessment base and rates, and $1.4 million in state regulatory fees and special assessments. Under the final rule, however, the FDIC retains the ability to cease collection early, extend the special assessment collection period one or more quarters beyond the initial eight-quarter collection period, or impose a final shortfall special assessment on a one-time basis after the receiverships for the two banks are terminated. The collection period may change due to updates to the estimated loss pursuant to the systemic risk determination or if assessments collected change due to corrective amendments to the amount of uninsured deposits reported for the December 31, 2022 reporting period.

Net gains on sales of other real estate and foreclosed assets exceeded expense by $0.6 million in 2023, compared to $4.4 million in 2022. The net gain recorded in the year ended December 31, 2022 includes a $1.8 million gain on the sale of stock in a former borrower received in satisfaction of debt. Gains or losses on the sale of other real estate and foreclosed assets may occur periodically and are dependent on the number and type of assets for sale and current market conditions.

Business development-related expenses (including advertising, travel, entertainment and contributions), totaling $29.6 million in 2023, were up $1.1 million, or 4%, from 2022 and is reflective of an increase in travel expense.

Corporate value, franchise taxes, and other non-income taxes totaled $20.4 million in 2023, an increase of $3.6 million, or 22%, from 2022, largely attributable to bank share tax. The calculation of bank share tax is based on multiple variables, including average quarterly assets, earnings and stockholders’ equity to determine the taxable assessment value.

Noninterest expense in each of the years ended December 31, 2023 and 2022 was reduced by a net credit in other retirement expense. The net credit of $13.5 million recorded in 2023 was $16.2 million, or 55%, lower than the net credit recorded in 2022, largely driven by an increase in the discount rate and changes in other actuarial assumptions for the current plan year.

All other expenses totaling $52.2 million in 2023 increased $9.5 million, or 22%, from 2022, as a result of various miscellaneous items, including $4.7 million of insurance and other property related gains and various smaller gains recorded in 2022, with no such gains in 2023.

We expect noninterest expense to increase 3% to 4% in 2024, from the adjusted 2023 level of $810.7 million.

Income Taxes

We recorded income tax expense at an effective rate of 19.9% in 2023, compared to 20.5% in 2022. The comparability of the effective tax rate between 2023 and 2022 is affected by lower pre-tax book income in 2023 that increased the relative impact of net tax benefits related to tax credit investments, tax-exempt interest income and bank-owned life insurance. Based on the current forecast, management expects the effective tax rate to be approximately 20% to 21% in 2024.

Our effective tax rate has historically varied from the federal statutory rate primarily due to tax-exempt income and tax credits. Interest income on bonds issued by or loans to state and municipal governments and authorities, and earnings from the bank-owned life insurance contract program are the major components of tax-exempt income.

Table 8 reconciles reported income tax expense to that computed at the statutory tax rate of 21% for the years ended December 31, 2023, 2022 and 2021.

TABLE 8. Income Taxes

($ in thousands)	2023	2022	2021
Taxes computed at statutory rate	$102,927	$138,431	$119,292
Tax credits:
QZAB/QSCB	(1,114)	(1,391)	(1,633)
NMTC - Federal and State	(7,177)	(5,745)	(5,487)
LIHTC and other tax credits	(4,884)	(4,232)	(1,936)
LIHTC amortization	3,732	3,329	1,167
Total tax credits	(9,443)	(8,039)	(7,889)
State income taxes, net of federal income tax benefit	10,323	13,272	9,048
Tax-exempt interest	(8,755)	(8,612)	(9,100)
Life insurance contracts	(4,020)	(1,812)	(2,653)
Employee share-based compensation	(505)	(2,084)	(1,671)
FDIC assessment disallowance	2,893	1,836	1,609
Net operating loss carryback under CARES Act	—	238	(4,948)
Other, net	4,106	1,877	1,153
Income tax expense	$97,526	$135,107	$104,841

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

Based only on tax credit investments that have been made through 2023, we expect to realize benefits from federal and state tax credits over the next three years totaling $12.4 million, $9.8 million and $8.2 million for 2024, 2025 and 2026, respectively. We intend to continue making investments in tax credit projects. However, our ability to access new credits will depend upon, among other factors, federal and state tax policies and the level of competition for such credits.

At December 31, 2023, we had a net deferred tax asset of $153.4 million, which is comprised of $293.7 million in deferred tax assets (net of valuation allowance), offset by $140.3 million of deferred tax liabilities. Several factors are considered in determining the recoverability of the deferred tax asset components, such as the history of taxable earnings, reversal of taxable temporary differences, future taxable income and tax planning strategies. Based on our review of these factors, we have established a $3.3 million valuation allowance for state net operating losses and $1.8 million valuation allowance for deferred executive compensation.

In August 2022, the Inflation Reduction Act of 2022 (the IRA of 2022) was signed into law to address inflation, healthcare costs, climate change and renewal energy incentives, among other things. Included in the IRA of 2022 are provisions for the creation of a 15% corporate alternative minimum tax (CAMT) that is effective for tax years beginning January 1, 2023 for corporations with an average annual adjusted financial statement income in excess of $1 billion. Based on information available to date, our consolidated corporate group does not meet the criteria of an applicable corporation and, as such, are not subject to the 15% CAMT, absent any further changes in law.

BALANCE SHEET ANALYSIS

Short-Term Investments

At December 31, 2023, short-term liquidity investments, including interest-bearing bank deposits and federal funds sold, totaled $627.1 million, an increase of $303.0 million from December 31, 2022. Average short-term investments for 2023 totaled $638.6 million, an $888.1 million decrease from $1.5 billion in 2022. Typically, these balances will change on a daily basis depending upon movement in customer loan and deposit accounts. The year-over-year decline in average balance is the result of the completion of the redeployment of excess liquidity that had been present on our balance sheet attributable to pandemic-related factors. Short-term liquidity assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors. See further discussion in the “Liquidity” section that follows.

Investment Securities

Our investment in securities was $7.6 billion at December 31, 2023 compared to $8.4 billion at December 31, 2022. The investment securities portfolio is managed by ALCO to assist in the management of interest rate risk and liquidity while providing an acceptable rate of return. At December 31, 2023, the amortized cost of securities available for sale totaled $5.5 billion and securities held to maturity totaled $2.7 billion, compared to $6.3 billion and $2.9 billion, respectively, at December 31, 2022. The decrease in the available for sale securities portfolio reflects in part a restructuring of the portfolio to enhance net interest margin whereby $1.04 billion of securities were sold and approximately half of the proceeds were redeployed back into the securities portfolio.

Our securities portfolio consists mainly of residential and commercial mortgage-backed securities that are issued or guaranteed by U.S. government agencies. We invest only in high quality investment grade securities and manage the investment portfolio duration generally between two and five and a half years. At December 31, 2023, the average expected maturity of the portfolio was 6.22 years with an effective duration of 4.60 years and a nominal weighted-average yield of 2.48%. Under an immediate, parallel rate shock of 100 bps and 200 bps, the effective duration would be 4.58 years and 4.55 years, respectively. At December 31, 2022, the average expected maturity of the portfolio was 6.02 years with an effective duration of 4.87 years and a nominal weighted-average yield of 2.27%. The change in expected maturity, effective duration, and nominal weighted-average yield is attributable to the fourth quarter 2023 strategic portfolio restructure, reinvestment activity of securities portfolio and the impact of cash flows from the termination of four fair value hedge instruments during the year.

We have in place fair value hedges on certain fixed-rate commercial mortgage backed securities. As of December 31, 2023, we had approximately $478 million in notional amount of forward-starting fixed payer swaps that convert the latter portion of the term of these available for sale securities to a floating rate. These derivative instruments are designated as fair value hedges of interest rate risk. This strategy provides a fixed-rate coupon during the front-end unhedged tenor of the bonds and results in a floating-rate security during the back-end hedged tenor.

At the end of each reporting period, we evaluate the securities portfolio for credit loss. Based on our assessments, expected credit loss was negligible for all reporting periods in 2023 and 2022, and therefore no allowance for credit loss was recorded.

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

The following table presents debt securities at amortized cost by type at December 31, 2023 and 2022:

TABLE 9. Debt Securities by Type

($ in thousands)	2023	2022
Available for sale securities
U.S. Treasury and government agency securities	$97,741	$113,211
Municipal obligations	203,533	207,014
Residential mortgage-backed securities	2,440,411	2,655,381
Commercial mortgage-backed securities	2,683,872	3,234,278
Collateralized mortgage obligations	47,661	76,830
Corporate debt securities	23,500	23,500
Total Available for sale Securities	$5,496,718	$6,310,214
Held to maturity securities
U.S. Treasury and government agency securities	$413,490	$426,454
Municipal obligations	664,488	698,908
Residential mortgage-backed securities	654,262	734,478
Commercial mortgage-backed securities	920,048	948,691
Collateralized mortgage obligations	32,491	43,964
Total Held to maturity securities	$2,684,779	$2,852,495

The amortized cost, fair value and yield of debt securities at December 31, 2023, by final contractual maturity, are presented in the table below. Securities are classified according to their final contractual maturities without consideration of scheduled and unscheduled principal amortization, potential prepayments or call options. Accordingly, actual maturities will differ from their reported contractual maturities. The expected average maturity years presented in the table includes scheduled principal payments and assumptions for prepayments. The yield calculation does not include adjustments to amortized cost of available for sale securities for active fair value hedges.

TABLE 10. Debt Securities Maturities by Type

($ in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total	Fair Value	Weighted Average Yield (te)	Expected Average Maturity Years
Available for sale
U.S. Treasury and government agency securities	$29,787	$29,650	$—	$38,304	$97,741	$97,808	4.94%	4.1
Municipal obligations	—	9,631	191,548	2,354	203,533	201,412	3.31%	2.2
Residential mortgage-backed securities	1,111	61,803	131,397	2,246,100	2,440,411	2,113,866	2.24%	7.6
Commercial mortgage-backed securities	82,280	336,718	2,264,874	—	2,683,872	2,437,472	2.65%	6.7
Collateralized mortgage obligations	—	—	30,220	17,441	47,661	44,285	1.94%	2.8
Other debt securities	2,000	1,500	20,000	—	23,500	20,352	3.51%	2.0
Total debt securities	$115,178	$439,302	$2,638,039	$2,304,199	$5,496,718	$4,915,195	2.53%	6.8
Fair Value	$113,610	$429,623	$2,385,895	$1,986,067	$4,915,195
Weighted Average Yield (te)	3.16%	3.48%	2.56%	2.28%	2.53%

Held to maturity
U.S. Treasury and government agency securities	$—	$133,520	$—	$279,970	$413,490	$369,698	2.38%	6.2
Municipal obligations	6,635	186,797	396,527	74,529	664,488	646,147	3.20%	3.1
Residential mortgage-backed securities	—	—	31,563	622,699	654,262	595,039	2.33%	5.8
Commercial mortgage-backed securities	85,064	344,596	354,498	135,890	920,048	844,245	2.57%	5.4
Collateralized mortgage obligations	—	—	8,570	23,921	32,491	30,789	2.57%	2.6
Total debt securities	$91,699	$664,913	$791,158	$1,137,009	$2,684,779	$2,485,918	2.64%	5.0
Fair Value	$90,110	$634,463	$742,927	$1,018,418	$2,485,918
Weighted Average Yield (te)	2.35%	2.64%	2.86%	2.51%	2.64%

Loan Portfolio

Total loans at December 31, 2023 were $23.9 billion, compared to $23.1 billion at December 31, 2022. The $0.8 billion, or 3%, increase is primarily attributable to growth in the residential mortgage and commercial real estate - income producing portfolios.

The composition of our loan portfolio at December 31, 2023 and 2022 was as follows:

TABLE 11. Loans Outstanding by Type

($ in thousands)	2023	2022
Commercial non-real estate	$9,957,284	$10,146,453
Commercial real estate - owner occupied	3,093,763	3,033,058
Total commercial & industrial	13,051,047	13,179,511
Commercial real estate - income producing	3,986,943	3,560,991
Construction and land development	1,551,091	1,703,592
Residential mortgages	3,886,072	3,092,605
Consumer	1,446,764	1,577,347
Total loans	$23,921,917	$23,114,046

The commercial and industrial (“C&I”) loan portfolio includes both commercial non-real estate and commercial real estate – owner occupied loans. C&I loans totaled $13.1 billion, or 55% of the total loan portfolio, at December 31, 2023, a decrease of $128.5 million from December 31, 2022. Loan growth in this portfolio segment has tempered, as demand has been affected by the interest rate environment, and as a result of a selective credit appetite with a focus on resilient industries and borrowers and on full service client relationships.

Our commercial and industrial customer base is diversified over a range of industries, including wholesale and retail trade in various durable and nondurable products and the manufacture of such products, financial and professional services, healthcare services, energy, marine transportation and maritime construction, and agricultural production. We lend mainly to middle-market and smaller commercial entities, although we do participate in larger shared-credit loan facilities generally with businesses/sponsors operating in our market areas that are well known to the relationship officers. Shared national credits funded at December 31, 2023 totaled approximately $2.6 billion, or 11% of total loans, compared to $2.7 million, or 12% of total loans at December 31, 2022. Our shared national credit industry concentration at December 31, 2023 includes approximately $431 million of health care-related facilities, $419 million in finance and insurance and $394 million in real estate, rental and leasing, with the remaining to various other industries.

The following table provides detail of the end of period balances of the more significant industry concentrations for our commercial and industrial loan portfolio, which is based on NAICS codes for all industries, with the exceptions of energy, which is based on the borrower’s source of revenue (i.e. manufacturer whose income is derived from energy-related business is reported as energy).

TABLE 12. Commercial & Industrial Loans by Industry Concentration

	2023		2022
		Pct of		Pct of
($ in thousands)	Balance	Total	Balance	Total
Health care and social assistance	$1,481,669	11%	$1,407,960	11%
Real estate and rental and leasing	1,270,568	10	1,520,955	12
Retail trade	1,236,830	9	1,218,784	9
Manufacturing	1,120,232	9	1,145,947	9
Wholesale trade	1,111,643	8	997,930	7
Construction	998,802	8	1,034,860	8
Finance and insurance	878,824	7	966,683	7
Transportation and warehousing	872,379	7	872,234	7
Professional, scientific, and technical services	735,381	6	706,430	5
Accommodation, food services and entertainment	706,141	5	637,942	5
Public administration	461,390	3	542,698	4
Information	424,532	3	386,568	3
Other services (except public administration)	396,674	3	396,629	3
Admin, support, waste mgmt, remediation services	357,390	3	314,921	2
Educational services	247,003	2	242,076	2
Energy	204,633	2	298,126	2
Other	546,956	4	488,768	4
Total commercial & industrial loans	$13,051,047	100%	$13,179,511	100%

Commercial real estate – income producing loans totaled $4.0 billion at December 31, 2023, an increase of $426 million, or 12%, from December 31, 2022. The net increase is mostly reflective of construction loans converting to permanent financing, as well as organic growth.

Construction and land development loans totaled approximately $1.6 billion at December 31, 2023, a decrease of $152.5 million, or 9%, from December 31, 2022. The decrease reflects loans converting to permanent financing outpacing the funding of new and existing loans.

The following table details the end of period aggregated commercial real estate – income producing and construction loan balances by property type. Loans reflected in 1-4 Family Residential Construction include both loans to construction builders as well as single-family borrowers.

TABLE 13. Commercial Real Estate– Income Producing and Construction by Property Type Concentration

	2023		2022
		Pct of		Pct of
($ in thousands)	Balance	Total	Balance	Total
Multifamily	$1,268,342	23%	$870,869	17%
Retail	812,556	15	811,990	15
Healthcare related properties	777,473	14	854,563	16
Industrial	753,074	13	613,149	12
Office	514,763	9	569,452	11
Hotel, motel and restaurants	477,761	9	485,865	9
1-4 family residential construction	429,107	8	602,867	11
Other land loans	187,514	3	213,159	4
Other	317,444	6	242,669	5
Total commercial real estate - income producing and construction loans	$5,538,034	100%	$5,264,583	100%

Residential mortgages totaled $3.9 billion at December 31, 2023, up $793.5 million, or 26%, from December 31, 2022. The growth in mortgage loans includes a combination of completed construction loans converting to permanent financing, as well as new loan growth. Consumer loans totaled $1.4 billion at December 31, 2023, down $130.6 million, or 8%, compared to December 31, 2022. The decline in the consumer loan portfolio is due in part to a decrease of $64 million attributable to the wind down of our indirect auto lending portfolio, a business line that we have exited, with the remainder reflecting slowing demand.

The following table shows average loans by category, the effective taxable equivalent yield and the percentage of total loans for each of the preceding three years:

TABLE 14. Average Loans

	2023			2022			2021
		Yield	Pct of		Yield	Pct of		Yield	Pct of
($ in thousands)	Balance	(te)	Total	Balance	(te)	Total	Balance	(te)	Total
Commercial & real estate loans	$18,556,175	6.10%	79%	$17,682,332	4.30%	81%	$17,070,252	3.55%	80%
Residential mortgages	3,541,245	3.62%	15%	2,666,134	3.39%	12%	2,445,602	3.70%	12%
Consumer	1,497,159	8.28%	6%	1,566,927	5.64%	7%	1,692,088	4.82%	8%
Total loans	$23,594,579	5.87%	100%	$21,915,393	4.32%	100%	$21,207,942	3.92%	100%

The following table sets forth the contractual maturity by portfolio segment at December 31, 2023.

TABLE 15. Loan Maturities by Type

December 31, 2023	Maturity Range
($ in thousands)	Within One Year	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total
Commercial non-real estate	$2,381,871	$5,979,539	$1,470,467	$125,407	$9,957,284
Commercial real estate - owner occupied	131,668	1,134,997	1,777,630	49,468	3,093,763
Total commercial & industrial	2,513,539	7,114,536	3,248,097	174,875	13,051,047
Commercial real estate - income producing	640,730	2,525,345	816,435	4,433	3,986,943
Construction and land development	341,563	829,015	149,401	231,112	1,551,091
Residential mortgages	38,498	40,085	374,885	3,432,604	3,886,072
Consumer	63,777	426,263	59,168	897,556	1,446,764
Total loans	$3,598,107	$10,935,244	$4,647,986	$4,740,580	$23,921,917

The sensitivity to interest rate changes for the portion of our loan portfolio that matures after one year is shown below.

TABLE 16. Loan Sensitivity to Changes in Interest Rates for Loans that Mature After One Year

	December 31, 2023
($ in thousands)	Fixed Rate	Floating Rate	Total
Commercial non-real estate	$3,132,833	$4,442,580	$7,575,413
Commercial real estate - owner occupied	1,973,409	988,686	2,962,095
Total commercial & industrial	5,106,242	5,431,266	10,537,508
Commercial real estate - income producing	1,053,820	2,292,393	3,346,213
Construction and land development	251,959	957,569	1,209,528
Residential mortgages	2,188,755	1,658,819	3,847,574
Consumer	224,056	1,158,931	1,382,987
Total loans	$8,824,832	$11,498,978	$20,323,810

Management expects end of period loan growth in 2024 to be in the low single digits from the December 31, 2023 balance of $23.9 billion, with most of the growth occurring during the second half of the year.

Asset Quality

The following table sets forth, for the periods indicated, nonaccrual loans and reportable loans modified or restructured loans, by type, and foreclosed and surplus ORE and other foreclosed assets. Loans past due 90 days or more and still accruing are also disclosed.

TABLE 17. Nonaccrual loans, loans modified or restructured, and ORE and foreclosed assets

	December 31,
($ in thousands)	2023	2022
Loans accounted for on a nonaccrual basis:
Commercial non-real estate	$20,840	$3,078
Commercial non-real estate - modified/restructured (a)	—	942
Total commercial non-real estate	20,840	4,020
Commercial real estate - owner occupied	2,228	1,233
Commercial real estate - owner-occupied - modified/restructured (a)	—	228
Total commercial real estate - owner-occupied	2,228	1,461
Commercial real estate - income producing	461	1,174
Commercial real estate - income producing - modified/restructured (a)	—	66
Total commercial real estate - income producing	461	1,240
Construction and land development	815	306
Construction and land development - modified/restructured (a)	—	3
Total construction and land development	815	309
Residential mortgage	26,039	23,946
Residential mortgage - modified/restructured (a)	98	1,323
Total residential mortgage	26,137	25,269
Consumer	8,555	6,646
Consumer - modified/restructured (a)	—	46
Total consumer	8,555	6,692
Total nonaccrual loans	$59,036	$38,991
ORE and foreclosed assets	3,628	2,017
Total nonaccrual loans and ORE and foreclosed assets	$62,664	$41,008
Modified/Restructured loans - still accruing (a):
Commercial non-real estate	$21,956	$307
Commercial real estate - owner occupied	1,774	—
Commercial real estate - income producing	—	—
Construction and land development	85	113
Residential mortgage	359	1,018
Consumer	274	469
Total Modified/restructured loans - still accruing (a)	$24,448	$1,907
Total reportable modified loans (a)	$24,546	$—
Total troubled debt restructured loans (a)	$—	$4,515
Loans 90 days past due still accruing	$9,609	$4,585
Ratios:
Nonaccrual loans to total loans	0.25%	0.17%
Nonaccrual loans plus ORE and foreclosed assets to loans plus ORE and foreclosed assets	0.26%	0.18%
Allowance for loan losses to nonaccrual loans	521.56%	789.38%
Allowance for loan losses to nonaccrual loans and accruing loans 90 days past due	448.55%	706.33%
Loans 90 days past due still accruing to loans	0.04%	0.02%

(a) Loans presented in the December 31, 2023 column represent reportable modified loans to borrowers experiencing financial difficulties, and those presented in the December 31, 2022 column represent loans modified in a troubled debt restructuring. The definition of reportable modifications/restructured loans changed for modifications made on or after January 1, 2023 with the adoption of ASU 2022-02. Refer to Note 1 included in Part II, Item 8 of this document for a discussion of the standard.

Nonaccrual loans plus ORE and foreclosed assets totaled $62.7 million at December 31, 2023, up $21.7 million compared to December 31, 2022. Nonaccrual loans totaled $59.0 million, an increase of $20.0 million compared to December 31, 2022. Despite the increase, the level remains relatively low at 0.25% of the total portfolio and compares favorably to those in our peer group. ORE and foreclosed assets were $3.6 million at December 31, 2023, up $1.6 million from December 31, 2022.

Modified loans to borrowers experiencing financial difficulties totaled $24.5 million in 2023 and includes $0.1 million of nonaccrual loans. Loans modified in TDRs totaled $4.5 million at December 31, 2022, and included $2.6 million of nonaccrual loans.

Criticized commercial loans totaled $273.7 million at December 31, 2023, down $28.2 million, or 9%, compared to December 31, 2022. Criticized loans are defined as those having potential or well-defined weaknesses that deserve management’s close attention (risk-rated special mention, substandard and doubtful), including both accruing and nonaccruing loans. Criticized commercial loans comprised 1.47% of that portfolio at December 31, 2023, down from 1.64% at December 31, 2022, with both comparative periods reflecting a relatively low level of criticized loans. Our criticized commercial loans at December 31, 2023 are spread across many industries, with the largest concentrations being construction, totaling $60.9 million; real estate, rental and leasing, totaling $46.9 million; transportation and warehousing, totaling $41.4 million; manufacturing, totaling $30.1 million; hospitality, totaling $26.5 million; finance and insurance, totaling $20.8 million and energy support services, totaling $16.0 million. Commercial loans risk rated pass-watch totaled $433.6 million at December 31, 2023, compared to $457.6 million at December 31, 2022. The pass-watch risk rating includes credits with negative performance trends that reflect sufficient risk to cause concern, but have not risen to the level of criticized.

Allowance for Credit Losses

At December 31, 2023, the allowance for credit losses was $336.8 million, comprised of $307.9 million in allowance for loan losses and $28.9 million in the reserve for unfunded lending commitments. The allowance for credit losses decreased $4.3 million from $341.1 million at December 31, 2022, which was comprised of $307.8 million in allowance for loan losses and $33.3 million in the reserve for unfunded lending commitments. Our allowance for credit losses coverage to total loans was 1.41% at December 31, 2023 compared to 1.48% at December 31, 2022. While coverage is down year-over-year, it remains elevated compared to pre-pandemic levels as uncertainty remains in our economic outlook.

The $4.3 million decrease in the allowance for credit losses from December 31, 2022 includes a reduction of $5.5 million in collectively evaluated reserves, partially offset by an increase of $1.2 million in individually evaluated reserves (generally used for nonperforming loans). The modest release reflects our relatively stable economic outlook and credit metrics. The Company probability-weighted two Moody’s macroeconomic scenarios in the calculation of our collectively evaluated allowance for credit losses. The downside mild recessionary S-2 scenario (anchored on the baseline) was weighted more heavily at 60% and the baseline scenario was weighted 40%, as management deemed certain of the forecasted economic circumstances and outcomes included the S-2 scenario to be somewhat more likely to occur in the near term. Each of the scenarios utilized have varying degrees of severity and duration of inflationary pressure, the impacts to economic growth and the labor market, the consequences of the Federal Reserve's actions with regard to monetary policy, the risk of a U.S. government shutdown, the effects of disruption in the financial services industry, and impacts from geopolitical unrest. Refer to the Economic Outlook section of this discussion and analysis for further information on the Moody’s scenarios and our weighting assumptions.

We currently expect only modest charge-offs and provision expense in 2024; however, loan growth, portfolio composition, asset quality metrics and future assumptions in economic forecasts will drive the level of credit loss reserves in future periods.

The following table sets forth activity in the allowance for loan losses for the periods indicated.

TABLE 18. Summary of Activity in the Allowance for Credit Losses

	December 31,
($ in thousands)	2023	2022	2021
Provision and Allowance for Credit Losses
Allowance for Loan Losses:
Allowance for loan losses at beginning of period	$307,789	$342,065	$450,177
Loans charged-off:
Commercial non real estate	59,830	7,637	33,523
Commercial real estate - owner occupied	—	948	3,179
Total commercial & industrial	59,830	8,585	36,702
Commercial real estate - income producing	73	1,073	425
Construction and land development	72	3	274
Total Commercial	59,975	9,661	37,401
Residential mortgages	55	137	713
Consumer	15,393	12,792	12,722
Total charge-offs	75,423	22,590	50,836
Recoveries of loans previously charged-off:
Commercial non real estate	6,152	11,812	8,985
Commercial real estate - owner occupied	957	733	642
Total commercial & industrial	7,109	12,545	9,627
Commercial real estate - income producing	14	878	105
Construction and land development	11	134	2,172
Total commercial	7,134	13,557	11,904
Residential mortgages	1,278	1,749	1,459
Consumer	3,611	5,382	6,282
Total recoveries	12,023	20,688	19,645
Total net charge-offs	63,400	1,902	31,191
Provision for loan losses	63,518	(32,374)	(76,921)
Allowance for loan losses at end of period	$307,907	$307,789	$342,065
Reserve for Unfunded Lending Commitments:
Reserve for unfunded lending commitments at beginning of period	33,309	29,334	29,907
Provision for losses on unfunded lending commitments	(4,415)	3,975	(573)
Reserve for unfunded lending commitments at end of period	$28,894	$33,309	$29,334
Total Allowance for Credit Losses	$336,801	$341,098	$371,399
Total Provision for Credit Losses	$59,103	$(28,399)	$(77,494)
Coverage ratios:
Allowance for loan losses to period end loans	1.29%	1.33%	1.62%
Allowance for credit loss to period end loans	1.41%	1.48%	1.76%
Charge-offs ratios
Gross charge-offs to average loans	0.32%	0.10%	0.24%
Recoveries to average loans	0.05%	0.09%	0.09%
Net charge-offs to average loans	0.27%	0.01%	0.15%
Net Charge-offs to average loans by portfolio:
Commercial non real estate	0.54%	(0.04)%	0.25%
Commercial real estate - owner occupied	(0.03)%	0.01%	0.09%
Total commercial & industrial	0.40%	(0.03)%	0.22%
Commercial real estate - income producing	0.00%	0.01%	0.01%
Construction and land development	0.00%	(0.01)%	(0.16)%
Total Commercial	0.28%	(0.02)%	0.15%
Residential mortgages	(0.03)%	(0.06)%	(0.03)%
Consumer	0.79%	0.47%	0.38%

An allocation of the loan loss allowance by major loan category is set forth in the following table for the periods indicated.

TABLE 19. Allocation of Allowance for Loan Losses by Category

	December 31,
	2023		2022
($ in thousands)	Allowance for Loan Losses	% of Total Allowance	Allowance for Loan Losses	% of Total Allowance
Commercial non-real estate	$101,737	33%	$96,461	31%
Commercial real estate - owner occupied	40,197	13	48,284	16
Total commercial & industrial	141,934	46	144,745	47
Commercial real estate - income producing	74,539	24	71,961	23
Construction and land development	27,039	9	30,498	10
Residential mortgages	38,983	13	32,464	11
Consumer	25,412	8	28,121	9
Total	$307,907	100%	$307,789	100%

Deposits

Deposits provide the most significant source of funding for our interest earning assets. Generally, our ability to compete for market share depends on our deposit pricing and our wide range of products and services that are focused on customer needs, among other things. We offer high-quality banking services with convenient delivery channels, including online and mobile banking. We provide specialized services to our commercial customers to promote commercial deposit growth. These services include treasury management, industry expertise and lockbox services. Since early 2020, deposit levels have also been influenced by pandemic-driven factors, such as inflows from government stimulus payments and programs, and a slowdown in customer spending during the height of the pandemic, leading to higher levels of deposits in recent years.

The failures of three large U.S. banks in the first half of 2023 disrupted the financial services industry. While many factors played a role in the ultimate failures, these institutions had significant industry/demographic concentrations within their deposit bases and a high ratio of uninsured deposits to total deposits. Lack of diversity in concentration within a deposit base may increase the risk of events or trends that could prompt a larger-scale demand for deposits outflow. Concerns over a financial institution's ability to protect deposit balances in excess of the federally insured limit may increase the risk of a deposit run. We consider our deposit base to be seasoned, stable and well-diversified. We also offer an insured cash sweep product (ICS) that allows customers to secure deposits above FDIC insured limits. We have seen increased demand for the ICS product following the bank failures, with the balance totaling $303.8 million at December 31, 2023, compared to $12.2 million at December 31, 2022. At December 31, 2023, we have calculated our average deposit account size by dividing period-end deposits by the population of accounts with balances to be approximately $37,800, which includes $191,600 in our commercial and small business lines (excluding public funds), $135,900 in our wealth management business line, and $18,700 in our consumer business line.

Further, at December 31, 2023, our sources of liquidity exceed uninsured deposits. We have estimated the Bank’s amount of uninsured deposits using the methodologies and assumptions required for FDIC regulatory reporting to be approximately $13.8 billion at December 31, 2023, compared to $14.7 billion at December 31, 2022. Our uninsured deposit total at December 31, 2023 includes approximately $3.6 billion of public funds that have pledged securities as collateral, leaving $10.2 billion of noncollateralized, uninsured deposits compared to total liquidity of $18.0 billion. Our ratio of noncollateralized, uninsured deposits to total deposits was approximately 34.4% at December 31, 2023, compared to 37.9% at December 31, 2022.

Total deposits were $29.7 billion at December 31, 2023, up $619.7 million, or 2%, from December 31, 2022. Deposit levels and composition in 2023 were influenced by increased spending, interest rate movement, and our offering of promotional rates in response to increased competition for deposits, all of which contributed to a significant shift between noninterest-bearing to higher cost interest-bearing products. The change in deposit mix also reflects an increase in brokered time deposits, a funding source utilized to hold excess liquidity on our balance sheet as a cautionary measure in the period following the 2023 bank failures. Average deposits of $29.5 billion for 2023 were virtually unchanged from 2022.

The composition of deposits at December 31, 2023 and 2022 is as follows:

TABLE 20. Deposits

	December 31,
($ in thousands)	2023	2022
Noninterest-bearing deposits	$11,030,515	$13,645,113
Interest-bearing retail transaction and savings deposits	10,680,741	10,757,495
Interest-bearing public fund deposits
Public fund transaction and savings deposits	3,069,341	3,132,828
Public fund time deposits	73,674	111,397
Total interest-bearing public fund deposits	3,143,015	3,244,225
Retail time deposits	4,246,027	1,418,596
Brokered time deposits	589,761	4,920
Total interest-bearing deposits	18,659,544	15,425,236
Total deposits	$29,690,059	$29,070,349

At December 31, 2023, noninterest-bearing demand deposits were $11.0 billion, down $2.6 billion, or 19%, from December 31, 2022. Noninterest-bearing demand deposits comprised 37% of total deposits at December 31, 2023 and 47% at December 31, 2022. The current mix of 37% is more in-line with pre-pandemic levels.

Interest-bearing transaction and savings accounts of $10.7 billion at December 31, 2023 decreased $76.8 million, or 1%, from December 31, 2022. Interest-bearing public fund deposits totaled $3.1 billion at December 31, 2023, down $101.2 million, or 3%, from December 31, 2022. Year-end public fund account balances are subject to annual fluctuations dependent upon a number of factors, including the timing of tax collections. Seasonal cash inflows from public entities in the fourth quarter of each year typically results in higher balances than at other times during the year with subsequent reductions in the first quarter of the following year. Retail time deposits totaled $4.2 billion at December 31, 2023, up $2.8 billion, or 199%, from December 31, 2022, with approximately 40% of the increase in time deposits greater than $250,000. The increase in retail time deposits reflects our competitive pricing in the heightened interest rate environment. Brokered deposits totaled $589.8 million at December 31, 2023, up $584.8 million from December 31, 2022. Brokered deposits as of December 31, 2023 consist of two short-term deposits bearing interest at 5.35%, with approximately $195 million maturing in February 2024 and approximately $395 million maturing in May 2024.

Table 21 sets forth average balances and weighted-average rates paid on deposits for each year in the three-year period ended December 31, 2023, as well as the percentage of total deposits for each category. Table 22 sets forth the maturities of time certificates of deposit greater than $250,000 at December 31, 2023.

TABLE 21. Average Deposits

	2023			2022			2021
($ in millions)	Balance	Rate	Mix	Balance	Rate	Mix	Balance	Rate	Mix
Interest-bearing deposits:
Interest-bearing transaction deposits	$2,429.5	0.93%	8.2%	$2,630.3	0.15%	8.9%	$2,425.2	0.09%	8.3%
Money market deposits	5,762.9	2.67%	19.6%	5,679.8	0.30%	19.3%	6,212.0	0.11%	21.4%
Savings deposits	2,424.9	0.02%	8.2%	2,917.4	0.01%	9.9%	2,598.2	0.01%	8.9%
Time deposits	3,970.4	4.17%	13.5%	1,030.1	0.45%	3.5%	1,394.1	0.47%	4.8%
Public Funds	2,971.6	3.38%	10.1%	2,941.9	1.10%	10.0%	3,140.2	0.34%	10.8%
Total interest-bearing deposits	17,559.3	2.53%	59.6%	15,199.5	0.38%	51.6%	15,769.7	0.17%	54.2%
Noninterest bearing demand deposits	11,919.2		40.4%	14,298.0		48.4%	13,324.0		45.8%
Total deposits	$29,478.5		100.0%	$29,497.5		100.0%	$29,093.7		100.0%

TABLE 22. Maturity of Time Certificates of Deposit greater than or equal to $250,000*

December 31,
($ in thousands)	2023
Three months	$716,756
Over three months through six months	297,868
Over six months through one year	604,078
Over one year	16,475
Total	$1,635,177

* Includes public fund time deposits

As noted above, we have estimated the Bank’s amount of uninsured deposits at December 31, 2023 to be approximately $13.8 billion, using the methodologies and assumptions required for FDIC regulatory reporting.

Management expects full year 2024 end of period growth in deposits to be in the low single digit range from $29.7 billion at December 31, 2023.

Short-Term Borrowings

Short-term borrowings totaled $1.2 billion at December 31, 2023, down $716.4 million, or 38% from December 31, 2022. Average short-term borrowings for 2023 totaled $1.7 billion, up $334.7 million, or 25%, compared to 2022. The variance compared to December 31, 2022 reflects the net repayment of $725 million of FHLB borrowings. Short-term borrowings are a core portion of the Company’s funding strategy, the balance of which can fluctuate depending on our funding needs and the sources utilized.

Table 23 sets forth balances of short-term borrowings for each of the past three years. Short-term borrowings consist of federal funds purchased, securities sold under agreements to repurchase and borrowings from the FHLB. Customer repurchase agreements are a source of customer funding. These agreements are offered mainly to commercial customers to assist them with their ongoing cash management strategies or to provide a temporary investment vehicle for their excess liquidity pending redeployment for corporate or investment purposes. While customer repurchase agreements provide a recurring source of funds to the Bank, the amounts available over time will vary.

TABLE 23. Short-Term Borrowings

($ in thousands)	2023	2022	2021
Federal funds purchased:
Amount outstanding at period end	$350	$1,850	$1,850
Average amount outstanding during period	7,525	13,176	3,762
Maximum amount at any month end during period	100,350	2,350	4,400
Weighted-average interest at period end	4.90%	3.90%	0.15%
Weighted-average interest rate during period	5.70%	2.82%	0.43%
Securities sold under agreements to repurchase:
Amount outstanding at period end	$454,479	$444,421	$563,211
Average amount outstanding during period	513,306	536,727	559,410
Maximum amount at any month end during period	625,773	640,592	643,403
Weighted-average interest at period end	1.16%	0.53%	0.05%
Weighted-average interest rate during period	1.36%	0.21%	0.10%
FHLB borrowings:
Amount outstanding at period end	$700,000	$1,425,000	$1,100,000
Average amount outstanding during period	1,172,603	808,784	1,100,000
Maximum amount at any month end during period	3,100,000	1,425,000	1,100,000
Weighted-average interest at period end	5.58%	4.70%	0.49%
Weighted-average interest rate during period	5.05%	1.82%	0.49%

The $700 million of FHLB short-term borrowings at December 31, 2023 consists of one short-term fixed rate advance purchased on December 29, 2023 that matured on January 2, 2024.

Long-Term Debt

Long-term debt totaled $236.3 million at December 31, 2023, down $5.8 million from December 31, 2022, largely due to activity associated with tax credit fund activity.

Long-term debt at December 31, 2023 includes subordinated notes payable with an aggregate principal amount of $172.5 million, a fixed rate of 6.25% per annum and a stated maturity of June 15, 2060. Subject to prior approval by the Federal Reserve, the Company may redeem the notes in whole or in part on any interest payment date on or after June 15, 2025. This debt qualifies as tier 2 capital in the calculation of certain regulatory capital ratios.

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

Commitments to extend credit totaled $9.9 billion at December 31, 2023 and include revolving commercial credit lines, non-revolving loan commitments issued mainly to finance the acquisition and development of construction of real property or equipment, and credit card and personal credit lines. The availability of funds under commercial credit lines and loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract, which may include the maintenance of sufficient collateral coverage levels, payment and financial performance, and compliance with other contractual conditions. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Credit card and personal credit lines are generally subject to adjustment or cancellation if the borrower’s credit quality deteriorates. A number of commercial and personal credit lines are used only partially or, in some cases, not at all before they expire, and the total commitment amounts do not necessarily represent our future cash requirements.

Letters of credit totaled $482 million at December 31, 2023. A substantial majority of the letters of credit are standby agreements that obligate the Bank to fulfill a customer’s financial commitments to a third party if the customer is unable to perform. The Bank issues standby letters of credit primarily to provide credit enhancement to customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services.

The contract amounts of these instruments reflect our exposure to credit risk. The Bank undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. At December 31, 2023, the Company had a reserve for unfunded lending commitments of $28.9 million.

The following table shows the commitments to extend credit and letters of credit at December 31, 2023 and 2022 according to expiration date.

TABLE 24. Loan Commitments and Letters of Credit

		Expiration Date
($ in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
December 31, 2023
Commitments to extend credit	$9,852,367	$3,822,335	$2,750,327	$2,484,180	$795,525
Letters of credit	481,910	379,813	30,552	71,417	128
Total	$10,334,277	$4,202,148	$2,780,879	$2,555,597	$795,653

		Expiration Date
($ in thousands)		Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
December 31, 2022
Commitments to extend credit	$10,202,464	$3,997,036	$2,557,813	$2,819,663	$827,952
Letters of credit	400,505	343,375	56,995	135	—
Total	$10,602,969	$4,340,411	$2,614,808	$2,819,798	$827,952

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

Risk Committee Governance Structure

Effective risk management governance requires active oversight, participation, and interaction by senior management and the Board of Directors. Our enterprise risk management framework uses a tiered risk/reward committee structure to facilitate the timely discussion of significant risks, issues and risk mitigation strategies to inform management and the Board’s decision making. Additionally, the committee structure provides ongoing oversight and facilitates escalation within assigned risk committees. Following is a summary of our risk governance structure and related responsibilities:

•
Board risk committees. The Company’s Board of Directors has established a Board Risk Committee and Credit Risk Management Subcommittee of the Board Risk Committee to oversee the effective establishment of a risk governance framework, provide for an independent Credit Review assurance function, ensure the overall corporate risk profile is within its risk appetite, and direct changes or make recommendations to the Board of Directors when determined necessary. Additionally, the Board of Directors has established an Audit Committee to provide independent oversight on the effectiveness of these matters and the Company’s internal control and regulatory environment. The Board Risk Committee is chaired by an independent director. The Board has designated Ms. Joan Teofilo and Ms. Suzette Kent, independent directors who serve on the Board Risk Committee, as risk management experts. Other committees of the Board of Directors oversee certain risks that overlap with the Board Risk Committee's enterprise risk management oversight, including the Compensation Committee, which evaluates and manages any risk posed by compensation and benefits programs and oversees diversity, equity and inclusion efforts, and the Corporate Governance and Nominating Committee, which oversees all ESG related activities.
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

Risk Leadership and Organization

The risk management function of the Company is led by our Chief Risk Officer. The Chief Risk Officer, who reports directly to the CEO, provides overall vision, direction and leadership regarding our enterprise risk management program. The Chief Risk Officer exercises independent judgment and reporting of risk through a direct working relationship with the Board Risk Committee, and the Chief Credit Officer has the same role with the Credit Risk Management Subcommittee. The functional areas reporting to the Chief Risk Officer are the enterprise risk management program office, operational risk management, model validation, data governance, regulatory relations, corporate insurance, credit review (administrative only), Bank Secrecy Act compliance, and the enterprise-wide compliance program. The Chief Risk Officer also works closely with the Chief Internal Auditor to provide assurance to the Board and senior management regarding risk management controls and their effectiveness. The Chief Internal Auditor reports to the Board’s Audit Committee to assure independence of the internal audit function. Another risk management function reporting to the CEO is the Chief Credit Officer.

Credit Risk

The Bank’s primary lending focus is to provide commercial, consumer, and real estate loans to consumers, to small and middle market businesses, to larger corporate clients in their respective market areas, and to state, county, parish and municipal government entities. Diversification in the loan portfolio is a means to reduce the risks associated with economic fluctuations. The Bank has no significant concentrations of loans to individual borrowers or foreign entities.

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

Asset/Liability Management

Asset/Liability Management consists of quantifying, analyzing, and controlling interest rate risk (IRR) to maintain stability in net interest income under varying interest rate environments. The principal objective of asset/liability management is to maximize net interest income while operating within acceptable interest rate risk limits and maintaining adequate levels of liquidity. Our net earnings are materially dependent on our net interest income.

IRR inherent in the Company’s balance sheet consists of reprice, option, yield curve, and basis risks. Reprice risk results from differences in the maturity or repricing of asset and liability portfolios. Option risk arises from “embedded options” present in many financial instruments such as loan prepayment options, deposit early withdrawal options, and interest rate options. These options allow customers opportunities to benefit when market interest rates change, which typically results in higher costs or lower revenue for the Company. Yield curve risk refers to the risk resulting from unequal changes in the spread between two or more rates for different maturities for the same instrument. Basis risk refers to the potential for changes in the underlying relationship between market rates and indices, which subsequently results in changes to the profit spread on an earning asset or liability. Basis risk is also present in administered rate liabilities, such as savings accounts, negotiable order of withdrawal accounts, and money market accounts where historical pricing relationships to market rates may change due to the level or directional change in market interest rates.

ALCO manages our IRR exposures through proactive measurement, monitoring, and management actions. ALCO is responsible for maintaining levels of IRR within limits approved by the Board of Directors by adhering to a risk management policy that is designed to promote a stable net interest margin in periods of interest rate fluctuation. Accordingly, the Company’s interest rate sensitivity and liquidity are monitored on an ongoing basis by ALCO, which oversees market risk management and establishes risk measures, limits and policy guidelines for managing the amount of interest rate risk and its effect on net interest income and capital. A variety of measures are used to provide for a comprehensive view of the magnitude of interest rate risk, the distribution of risk, the level of risk over time and the exposure to changes in certain interest rate relationships.

The Company utilizes an asset/liability model as the primary quantitative tool in measuring the amount of IRR associated with changing market rates. The model is used to perform net interest income, economic value of equity (EVE), stochastic, and gap analyses. When performing net interest income at risk analysis, the model is used to quantify the effects of various interest rate scenarios on projected net interest income and projected net income over the next 12-month and 24-month periods. The model measures the impact on net interest income relative to a base case scenario given hypothetical fluctuations in interest rates over the next 24 months. Regarding EVE analysis, the model is used to assess the change in theoretical equity market value that would occur in response to instantaneous and sustained parallel shifts in market interest rates. EVE analysis is primarily used to identify long-term structural mismatches in the balance sheet as market rates move, while net interest income analysis assesses the impact of market rate movements over a short time horizon. Net interest income simulations incorporate assumptions regarding balance sheet growth and mix as well as the pricing, repricing, and maturity characteristics of the existing and projected balance sheet. The impact of interest rate derivatives, such as interest rate swaps, caps and floors, is also included in the model. Other interest rate-related risks such as prepayment, basis, and option risk are also considered.

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

The following table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in rates at December 31, 2023. Shifts are measured in 100 basis point increments in a range from -500 to +500 basis points from base case, with -300 through +300 basis points presented in Table 25. Our interest rate sensitivity modeling incorporates a number of assumptions including loan and deposit repricing characteristics, the rate of loan prepayments and other factors. The base scenario assumes that balance sheet composition and the current interest rate environment is held constant over a 24-month forecast period and is the scenario to which all others are compared in order to measure the change in net interest income. Policy limits on the change in net interest income under a variety of interest rate scenarios are approved by the Board of Directors. All policy scenarios assume a static volume forecast where the balance sheet is held constant, although other scenarios are modeled.

TABLE 25. Net Interest Income (te) at Risk

		Estimated Increase in NII
Change in Interest Rates		Year 1	Year 2
(basis points)
-	300	(6.70)%	(11.96)%
-	200	(4.09)%	(7.53)%
-	100	(1.76)%	(3.37)%
+	100	2.07%	3.26%
+	200	3.82%	6.32%
+	300	5.58%	9.39%

The results indicate a general asset sensitivity across most scenarios driven primarily by repricing in variable rate loans and a funding mix which includes a large percentage of noninterest-bearing and lower rate sensitive deposits. As rates rose in the first half of 2023 and remain elevated, the funding mix has experienced a shift to more rate sensitive deposit and wholesale funding which has resulted in a lower net interest income at risk measurements compared to recent years. When deemed prudent, management has taken actions to mitigate exposure to interest rate risk with on-or off-balance sheet financial instruments and intends to do so in the future. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes.

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

Economic Value of Equity (EVE)

EVE simulation involves calculating the present value of all future cash flows from assets and subtracting the present value of all future cash outflows from liabilities including the impact of off-balance sheet items such as interest rate hedges. This analysis results in a theoretical market value of the bank's equity or EVE. Management’s focus on EVE analysis is not on the resulting calculation of EVE itself, but instead on the sensitivity of EVE to changes in market rates. Policy limits on the change in EVE under a variety of interest rate scenarios are approved by the Board of Directors. The following table presents an analysis of the change in the Bank’s EVE resulting from instantaneous and parallel shifts in rates as of December 31, 2023. Shifts are measured in 100 basis point increments ranging from -500 to +500 basis points from base case, with -300 through +300 basis points presented in Table 26.

TABLE 26. Economic Value of Equity

		Estimated Change in EVE at
Change in Interest Rates		December 31, 2023
(basis points)
-	300	2.04%
-	200	2.31%
-	100	1.67%
+	100	(2.12%)
+	200	(4.55%)
+	300	(7.07%)

The net changes in EVE presented in the preceding table are within the parameters approved by the Boards of Directors. Because EVE measures the present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current year). Further, EVE does not consider factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, possible hedging activities, or changing product spreads, each of which could mitigate the adverse impact of changes in interest rates.

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

See Item 1A. “Risk Factors” for further discussion of the risks associated with an interruption or breach in our information systems or infrastructure and Item 1C. “Cybersecurity” for additional disclosures on cybersecurity and related risk management strategy and governance.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity management ensures that funds are available to meet the cash flow requirements of our depositors and borrowers, while also meeting the operating, capital and strategic cash flow needs of the Company, the Bank and other subsidiaries. As part of the overall asset and liability management process, liquidity management strategies and measurements have been developed to manage and monitor liquidity risk. The following table summarizes available liquidity at December 31, 2023.

TABLE 27. Net Available Sources of Funds

	December 31, 2023
($ in thousands)	Total Available	Amount Used	Net Availability
Available Sources of Funding:
Internal Sources
Free securities	$2,845,233	$—	$2,845,233
External Sources
Federal Home Loan Bank (a)	6,613,696	1,183,088	5,430,608
Federal Reserve Bank	3,301,659	—	3,301,659
Brokered deposits	4,453,509	589,761	3,863,748
Other	1,329,000	—	1,329,000
Total Available Sources of Funding	$18,543,097	$1,772,849	$16,770,248
Cash and other interest-bearing bank deposits			1,188,286
Total Liquidity			$17,958,534

(a) Amount used includes funded advances and letters of credit.

TABLE 28. Liquidity Metrics

	2023	2022	2021
Free securities / total securities	38.80%	41.59%	53.95%
Core deposits / total deposits	92.51%	98.12%	98.66%
Wholesale funds / core deposits	7.21%	7.43%	6.45%
Liquid assets / total liabilities	12.69%	13.61%	26.96%
Average loans / average deposits	80.04%	74.30%	72.90%

The failures of three major regional U.S. banks in 2023 that experienced large-scale deposit runs has brought the subject of bank liquidity into focus. Dampened depositor confidence over a financial institution's ability to protect deposit balances in excess of the federally insured limit is thought to pose a higher likelihood of a deposit run, and, in turn, the risk that the institution may have insufficient liquidity to meet the demand. At December 31, 2023, our available on and off-balance sheet liquidity of $18.0 billion is well in excess of our estimated uninsured, noncollateralized deposits of approximately $10.2 billion.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities and repayments of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window. Management has established an internal target for the ratio of free securities to total securities of 20% or greater. As shown in Table 28 above, our ratios of free securities to total securities were 38.80% and 41.59% at December 31, 2023 and 2022, respectively. Securities and FHLB letters of credit are pledged as collateral related to public funds and repurchase agreements. The carry value of total pledged securities was $4.7 billion at December 31, 2023, a decrease of $213.5 million from December 31, 2022. Both securities and FHLB letters of credit can be pledged as collateral related to public funds and repurchase agreements. While the value of pledged securities decreased year-over-year, the ratio of free securities to total securities also declined as a result of the decrease in the securities portfolio.

The liability portion of the balance sheet provides liquidity mainly through the ability to use cash sourced from various customers’ interest-bearing and noninterest-bearing deposit accounts. At December 31, 2023, deposits totaled $29.7 billion, an increase of $619.7 million, or 2%, from December 31, 2022. This increase was primarily attributable to an increase in retail time deposits, a result of the favorable interest rate environment, and brokered time deposits, partially offset by a decline in noninterest-bearing deposits. Some of the decline in noninterest-bearing deposits represents a shift to interest-bearing products amid the favorable interest rate environment.

Core deposits represent total deposits excluding certificates of deposits (“CDs”) of $250,000 or more and brokered deposits. Core deposits totaled $27.5 billion at December 31, 2023, a decrease of $1.1 billion from December 31, 2022. The ratio of core deposits to total deposits was 92.51% at December 31, 2023 down from 98.12% at December 31, 2022. The decrease in the ratio is a result of increases in CDs of $250,000 or more and the addition of brokered deposits. Brokered deposits totaled $589.8 million as of December 31, 2023, up from $4.9 million at December 31, 2022 as the result of the addition of $589.8 million of brokered certificates of deposit that bear interest plus fees of 5.35% per annum, of which, $195.0 million will mature in February 2024 and $394.8 million will mature in May 2024. The use of brokered deposits as a funding source is subject to certain policies regarding the amount, term and interest rate.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. In addition to funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At December 31, 2023, the Bank had borrowed $700 million from the FHLB and had approximately $5.4 billion remaining available under this line. The Bank also has unused borrowing capacity at the Federal Reserve’s discount window of approximately $3.3 billion. There were no outstanding borrowings with the Federal Reserve at December 31, 2023 and December 31, 2022, or at any point during the years then ended. In response to the March 2023 bank failures and resulting liquidity concerns, the Federal Reserve established a Bank Term Funding Program, available to eligible depository institutions to provide an additional source of liquidity secured by U.S. Treasury and government agency and mortgage-backed securities, and other qualifying assets at par. As a cautionary measure, the Bank registered for the program at its inception, but has not, and does not intend to borrow under this program.

Wholesale funds, comprised of short-term borrowings, long-term debt and brokered deposits were 7.21% of core deposits at December 31, 2023 and 7.43% at December 31, 2022. Wholesale funds totaled $2.0 billion at December 31, 2023, a decrease of $137.4 million from December 31, 2022. The decrease was primarily due to a decrease in FHLB borrowings, partially offset by the increase in brokered deposits. The Company has established an internal target for wholesale funds to be less than 25% of core deposits.

Other key measures used to monitor liquidity include the liquid asset ratio and the loan to deposit ratio. The liquid asset ratio (liquid assets, consisting of cash, short-term investments and free securities, divided by total liabilities) measures our ability to meet short-term obligations. Our liquid asset ratio was 12.69% at December 31, 2023 compared to 13.61% at December 31, 2022. Management has established a minimum liquid asset ratio of 7.5% and an internal target of 12% or greater. The loan to deposit ratio (average loans outstanding during the reporting period divided by average deposits outstanding) measures the amount of funds the Company lends for each dollar of deposits on hand. Our average loan-to-deposit ratio was 80.04% for the year ended December 31, 2023 compared to 74.3% for the year ended December 31, 2022. Management has established a target range for the loan to deposit ratio of 87% to 89%, but will operate outside that range under certain circumstances, such as those caused by the continuing impact of the pandemic where deposits became and have remained elevated.

Cash generated from operations is another important source of funds to meet liquidity needs. The Consolidated Statements of Cash Flows included in Part II, Item 8 of this document present operating cash flows and summarize all significant sources and uses of funds during the years ended December 31, 2023 and 2022.

Dividends received from the Bank have been the primary source of funds available to the Parent Company for the payment of dividends to our stockholders and for servicing its debt. The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends that the Bank can distribute to the Parent Company, as described in Note 12 – Stockholder's Equity to the consolidated financial statements. The Parent targets cash and other liquid assets to provide liquidity in an amount sufficient to fund approximately six quarters of ongoing cash or liquid asset needs, consisting primarily of common stockholder dividends, debt service requirements, and any expected share repurchase or early extinguishment of debt. The Parent may temporarily operate below that level if a return to the target can be achieved in the near-term, generally not to exceed four quarters. The Parent had cash totaling $218.7 million at December 31, 2023.

Material Cash Requirements

The Company has sufficient access to liquidity for operations. The following table summarizes select significant contractual obligations as of December 31, 2023, according to payments due by period. The table excludes obligations under deposit contracts and short-term borrowings discussed previously in this analysis. The maturities of time deposits in amounts greater than $250,000 are presented in Table 22. Purchase obligations represent material legal and binding contracts to purchase services and goods that cannot be settled or terminated without paying substantially all of the contractual amounts.

TABLE 29. Contractual Cash Obligations

	Payment due by period
($ in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$638,505	$12,105	$64,697	$44,357	$517,346
Operating lease obligations	154,862	18,240	34,645	29,409	72,568
Purchase obligations	173,131	89,981	60,052	22,197	901
Commitments to fund low income housing and small business investment company	15,321	15,321	—	—	—
Total	$981,819	$135,647	$159,394	$95,963	$590,815

Capital Resources

The Company currently has a strong capital position which is vital to continued profitability, promotes depositor and investor confidence, and provides a solid foundation for economic downturns, future growth and flexibility in addressing strategic opportunities. Stockholders’ equity totaled $3.8 billion at December 31, 2023 compared to $3.3 billion at December 31, 2022. The $461.0 million increase from December 31, 2022 is attributable to net income of $392.6 million, $151.1 million of other comprehensive income and $22.9 million of long-term incentive and dividend reinvestment activity, partially offset by dividends of $105.6 million.

At December 31, 2023, our tangible common equity ratio was 8.37%, compared to 7.09% at December 31, 2022. The 128 bp increase from December 31, 2022 is comprised of net income (+118 bps), other comprehensive income (+44 bps), and stock-based compensation and other activity (+6 bps), partially offset by dividends (-31 bps) and tangible asset growth (-9 bps). Other comprehensive income was favorably impacted by the improvement in long-term rates and the impact of the late 2023 restructuring of the available for sale securities portfolio whereby we sold $1.04 billion of securities and reclassified $52.7 million of accumulated comprehensive loss, net of tax, to earnings. The restructuring was a strategic decision made to provide net interest margin enhancement. The Company has adequate liquidity and, therefore, does not plan to sell additional available for sale securities in the near term and, more likely than not, will not be required to do so before the recovery of the losses reflected in accumulated other comprehensive loss.

The primary quantitative measures that regulators use to gauge capital adequacy are the ratios of Total, Tier 1 and Common Equity Tier 1 regulatory capital to risk-weighted assets (risk-based capital ratios) and the ratio of Tier 1 capital to average total assets (Leverage ratio). The Federal Reserve Board’s final rule implementing the Basel III regulatory capital framework and related changes per the Dodd-Frank Act established the Basel III minimum regulatory capital requirements for all organizations for Total, Tier 1 and Common Equity Tier 1 risk-based capital ratios equal to 8.00%, 6.00%, and 4.5%, respectively, as well as set a conservation buffer of 2.5% and a Leverage ratio of 4.0%. Based on capital ratios as of December 31, 2023 using Basel III definitions, the Company and the Bank exceeded all capital requirements of the rule. The Company and the Bank have established internal target ranges for Total, Tier 1 and Common Equity Tier 1 risk-based capital ratios and the leverage ratio. At December 31, 2023, each of these capital ratios fell within, or above, their respective target range.

At December 31, 2023, our regulatory capital ratios were well in excess of current regulatory minimum requirements, including the conservatism buffers, by at least $737 million. Additionally, both the Company and the Bank were considered “well capitalized” by regulatory agencies. Note 12 – Stockholders’ Equity to the consolidated financial statements provides additional information about the Bank’s regulatory capital ratios.

The following table shows certain of the Company's capital ratios and our regulatory capital ratios as calculated under current rules at December 31, 2023 and 2022.

TABLE 30. Risk-Based Capital and Capital Ratios

($ in thousands)	2023	2022
Common equity tier 1 capital	$3,584,474	$3,279,419
Additional tier 1 capital	—	—
Tier 1 capital	3,584,474	3,279,419
Tier 2 capital	464,771	447,415
Total capital	$4,049,245	$3,726,834
Risk-weighted assets	$29,067,426	$28,734,106
Ratios
Leverage (Tier 1 capital to average assets)	10.10%	9.53%
Common equity tier 1 capital to risk-weighted assets	12.33%	11.41%
Tier 1 capital to risk-weighted assets	12.33%	11.41%
Total capital to risk-weighted assets	13.93%	12.97%
Common stockholders' equity to total assets	10.69%	9.50%
Tangible common equity to total assets	8.37%	7.09%

We regularly perform stress analysis on our capital levels. One such scenario includes the hypothetical impact of including accumulated other comprehensive losses on market valuations of available for sale securities and cash flow hedges in regulatory capital and a further stress scenario that includes both those losses plus losses on the held to maturity investment portfolio in regulatory capital. We estimate that our regulatory capital ratios would remain in excess of the well-capitalized minimums under both of these stress scenarios at December 31, 2023.

In January 2023, the Company's board of directors declared an 11% increase in the regular quarterly cash dividend to $0.30 per share. The increase was reflective of our strong regulatory ratios, allowing for improved shareholder returns. Throughout 2023, the Company paid quarterly dividends of $0.30 per share, for an annual cash dividend rate of $1.20 per share. During 2022, the Company paid quarterly dividends of $0.27 per share, for an annual cash dividend rate of $1.08 per share. The Company has paid uninterrupted quarterly dividends to shareholders since 1967.

STOCK REPURCHASE PROGRAM

In January 2023, the Company's board of directors authorized a stock repurchase program pursuant to which the Company may, from time to time, purchase up to approximately 4.3 million shares of its outstanding common stock (approximately 5% of the shares of common stock outstanding as of December 31, 2022). The shares may be repurchased in the open market, by block purchase, through accelerated share repurchase plans, in privately negotiated transactions or otherwise, in one or more transactions, from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The program has an expiration date of December 31, 2024 and does not obligate the Company to purchase any shares. The program may be terminated or amended by the Board at any time prior to the expiration date. This program allows us to continue to opportunistically repurchase shares of our common stock when the market is advantageous. To date, no shares have been repurchased under this program.

Prior to its expiration on December 31, 2022, the Company had in place a stock repurchase program that was authorized by the Company's board of directors in April 2021 whereby the Company was authorized to repurchase up to approximately 4.3 million shares of its common stock through the program’s expiration date. The program allowed the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions. The Company was not obligated to purchase any shares under this program, and the board of directors had the ability to terminate or amend the program at any time prior to the expiration date. During the year ended December 31, 2022, the Company repurchased 1.2 million shares of its common stock at an average cost of $48.90 per share, inclusive of commissions. In total, the Company repurchased 1.7 million of the 4.3 million authorized shares under the buyback program at an average cost of $48.77 per share.

The Inflation Reduction Act of 2022, signed into law in August 2022, includes a provision for an excise tax equal to 1% of the fair market value of any stock repurchased by covered corporations after December 31, 2022. Subject to certain limits and provisions, the excise tax is computed on the value of stock repurchased, net of stock issuances during the year, including shares issues under compensatory arrangements. Additionally, stock repurchases excludes repurchases where the value of the stock repurchased is contributed to an employer-sponsored retirement plan, employee stock ownership plan or a similar plan, among other exclusions. To date, the Company has not executed any transactions subject to this excise tax. While we may complete transactions subject to the excise tax in the future, we do not expect a material impact to our statement of condition or results of operations.

FOURTH QUARTER RESULTS

Net income for the fourth quarter of 2023 was $50.6 million, or $0.58 per diluted common share, compared to $97.7 million, or $1.12 per diluted common share, in the third quarter of 2023 and $143.8 million, or $1.65 per diluted common share, in the fourth quarter of 2022. The fourth quarter of 2023 included a net charge of $75.4 million, or $0.68 per diluted share after-tax, of supplemental disclosure items that included an FDIC Special Assessment, a loss restructuring of the available for sale securities portfolio, and a gain on the sale of a parking facility.

Highlights of our fourth quarter of 2023 results (compared to third quarter of 2023):

•
Net income of $50.6 million, down $47.1 million, reflecting supplemental disclosure items noted above
•
Adjusted pre-provision net revenue (a non-GAAP measure) of $157.5 million was up $4.1 million, or 3%
•
Loans declined $61.8 million, or 1%, linked-quarter annualized
•
Criticized commercial loans and nonaccrual loans remain at low levels
•
Allowance for credit losses coverage remained strong at 1.41%
•
Deposits decreased $630.3 million, or 8% linked-quarter annualized, largely due to the maturity of $567.5 million in brokered deposits
•
Net interest margin unchanged at 3.27%
•
Common equity tier 1 ratio was 12.33%, up 27 bps; tangible common equity ratio of 8.37%, up 103 bps
•
Efficiency ratio (a non-GAAP measure) improved 80 bps to 55.58%

Total loans at December 31, 2023 were $23.9 billion, a decrease of $61.8 million, or less than 1%, from September 30, 2023. The linked-quarter decline reflects decreases in most of the portfolio segments, as demand has softened as a result of the interest rate environment and as we focus on full service client relationships. These declines were partially offset by growth in the residential mortgage portfolio that was driven in part by the completion of one-time close residential mortgage construction products converting to permanent financing.

Total deposits at December 31, 2023 were $29.7 billion, down $630.3 million, or 2%, from September 30, 2023. The decline is largely the result of the maturity of $567.5 million of brokered time deposits.

Noninterest-bearing deposits totaled $11.0 billion at December 31, 2023, down $595.9 million, or 5%, from September 30, 2023 and comprised 37% of total deposits at December 31, 2023. Interest-bearing transaction and savings deposits totaled $10.7 billion at December 31, 2023, down $8.3 million, or less than 1%, compared to September 30, 2023. Interest-bearing public fund deposits increased $289.8 million, or 10%, to $3.1 billion at December 31, 2023. The increase in public funds is seasonal and primarily attributable to year-end tax collections by local municipalities. Typically, these balances begin to runoff in the first quarter of each year. Time deposits of $4.9 billion decreased $315.9 million, or 6%, from September 30, 2023, largely attributable to maturing brokered deposits noted above, and partially offset by an increase in retail time deposits in response to promotional rate offerings.

Net interest income (te) for the fourth quarter of 2023 was $272.3 million, up $0.2 million, or less than 1%, from the third quarter of 2023. The net interest margin for the fourth quarter of 2023 was flat at 3.27%, as higher loan yields and a more favorable earning asset mix (+8 bps), decreased short-term borrowing costs (+6 bps), and the securities portfolio restructure (+3 bps) offset the impact of the growth in average interest-bearing deposits and higher rate offerings (-17 bps).

The provision for credit losses recorded in the fourth quarter of 2023 was $17.0 million, compared to $28.5 million in the third quarter of 2023. Net charge-offs were $16.1 million, or 0.27% of average total loans on an annualized basis in the fourth quarter of 2023, down from $38.3 million, or 0.64% of average total loans, in the third quarter of 2023, which included a charge-off of $29.7 million attributable to single borrower. Our allowance for credit losses was $336.8 million at December 31, 2023, up $0.9 million from September 30, 2023. Our asset quality metrics remained stable, with criticized commercial loans at $273.7 million, or 1.47% of total commercial loans, compared to $275.1 million, or 1.46% of total commercial loans at September 30, 2023. Nonaccrual loans totaled $59.0 million, or 0.25% of total loans at December 31, 2023, compared to $60.3 million, or 0.25% of total loans at September 30, 2023. ORE and foreclosed assets totaled $3.6 million at December 31, 2023, down $0.9 million from $4.5 million at September 30, 2023.

Noninterest income totaled $39.0 million for the fourth quarter of 2023, down $47.0 million, or 55%, from the third quarter of 2023. Noninterest income for the fourth quarter included two supplemental disclosure items, a $16.1 million gain on the sale of a parking facility and a $65.4 million loss on the restructuring of the available for sale securities portfolio. Excluding the supplemental disclosure items, noninterest income was $88.2 million, up $2.2 million, or 3%, from the prior quarter. Investment and annuity fees and insurance commissions were up $2.6 million, or 30%, from the third quarter of 2023 as a result of strong sales amid the favorable interest rate environment. Trust fees were up $0.3 million, or 2%, and bank card and ATM fees were up $0.2 million, or 1%, from the prior quarter. Service charges were down $0.6 million, or 3%, from the prior quarter. Income from secondary mortgage operations totaled $2.1 million, down $0.5 million, or 20%, as a result of declining demand for mortgage loans and refinancing.

Noninterest expense totaled $229.2 million, up $24.5 million, or 12%, from the third quarter of 2023. Noninterest expense included a supplemental disclosure item in the amount of $26.1 million related to the FDIC special assessment. Excluding this supplemental disclosure item, noninterest expense totaled $203.0 million, down $1.6 million or 1%, from the prior quarter. The primary driver of the decrease is attributable to personnel expense, which was down $1.9 million, or 2%, from the third quarter of 2023, due to lower incentive expense.

The effective income tax rate for fourth quarter 2023 was 18.8%. The effective income tax rate continues to be less than the statutory rate primarily due to tax-exempt income and income tax credits.

The following table provides selected comparative financial information for the five quarters ending with December 31, 2023.

TABLE 31. Quarterly Consolidated Financial Results

(in thousands, except per share data)	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Income Statement Data:
Interest income	$426,794	$415,827	$405,273	$372,603	$345,676
Interest income (te) (a)	429,628	418,679	408,110	375,187	348,291
Interest expense	157,334	146,593	131,362	87,609	50,175
Net interest income (te)	272,294	272,086	276,748	287,578	298,116
Provision for credit losses	16,952	28,498	7,633	6,020	2,487
Noninterest income	38,951	85,974	83,225	80,330	77,064
Noninterest expense	229,151	204,675	202,138	200,884	190,154
Income before income taxes	62,308	122,035	147,365	158,420	179,924
Income tax expense	11,705	24,297	29,571	31,953	36,137
Net income	$50,603	$97,738	$117,794	$126,467	$143,787
Supplemental disclosure items-included above, pre-tax:
Included in noninterest income:
Gain on sale of parking facility	$16,126	$—	$—	$—	$—
Loss on securities portfolio restructure	(65,380)	—	—	—	—
Included in noninterest expense:
FDIC special assessment	26,123	—	—	—	—
Balance Sheet Data:
Period end balance sheet data:
Loans	$23,921,917	$23,983,679	$23,789,886	$23,404,523	$23,114,046
Earning assets	32,175,097	32,733,591	32,715,630	34,106,792	31,873,027
Total assets	35,578,573	36,298,301	36,210,148	37,547,083	35,183,825
Noninterest-bearing deposits	11,030,515	11,626,371	12,171,817	12,860,027	13,645,113
Total deposits	29,690,059	30,320,337	30,043,501	29,613,070	29,070,349
Stockholders' equity	3,803,661	3,501,003	3,554,476	3,531,232	3,342,628
Average balance sheet data:
Loans	23,795,681	23,830,724	23,654,994	23,086,529	22,723,248
Earning assets	33,128,130	33,137,565	33,619,829	32,753,781	32,244,681
Total assets	35,538,300	35,626,927	36,205,396	35,159,050	34,498,915
Noninterest-bearing deposits	11,132,354	11,453,236	12,153,453	12,963,133	13,854,625
Total deposits	29,974,941	29,757,180	29,372,899	28,792,851	28,816,338
Stockholders' equity	3,560,978	3,572,487	3,567,260	3,412,813	3,228,667
Common Shares Data:
Earnings per share:
Basic	$0.58	$1.12	$1.35	$1.45	$1.65
Diluted	0.58	1.12	1.35	1.45	1.65
Cash dividends per common share	0.30	0.30	0.30	0.30	0.27
Performance Ratios:
Return on average assets	0.56%	1.09%	1.30%	1.46%	1.65%
Return on average common equity	5.64%	10.85%	13.24%	15.03%	17.67%
Efficiency ratio (b)	55.58%	56.38%	55.33%	53.76%	49.81%
Net interest margin (te)	3.27%	3.27%	3.30%	3.55%	3.68%
Annualized net charge offs to average loans	0.27%	0.64%	0.06%	0.10%	0.02%

	..
(in thousands, except per share data)	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022
Reconciliation of pre-provision net revenue (te) and adjusted pre-provision net revenue(te) (non-GAAP measures) (c)
Net income (GAAP)	$50,603	$97,738	$117,794	$126,467	$143,787
Provision for credit losses	16,952	28,498	7,633	6,020	2,487
Income tax expense	11,705	24,297	29,571	31,953	36,137
Pre-provision net revenue	79,260	150,533	154,998	164,440	182,411
Taxable equivalent adjustment	2,834	2,852	2,837	2,584	2,615
Pre-provision net revenue (te)	82,094	153,385	157,835	167,024	185,026
Adjustments from supplemental disclosure items
Loss on securities portfolio restructure	65,380	—	—	—	—
Gain on sale of parking facility	(16,126)	—	—	—	—
FDIC special assessment	26,123	—	—	—	—
Adjusted pre-provision net revenue (te)	$157,471	$153,385	$157,835	$167,024	$185,026
Reconciliation of revenue (te), adjusted revenue (te) and efficiency ratio (non-GAAP measures) (c)
Net interest income	$269,460	$269,234	$273,911	$284,994	$295,501
Noninterest income	38,951	85,974	83,225	80,330	77,064
Total GAAP revenue	308,411	355,208	357,136	365,324	372,565
Taxable equivalent adjustment	2,834	2,852	2,837	2,584	2,615
Total revenue (te)	311,245	358,060	359,973	367,908	375,180
Adjustments from supplemental disclosure items
Loss on securities portfolio restructure	65,380	—	—	—	—
Gain on sale of parking facility	(16,126)	—	—	—	—
Adjusted revenue	360,499	358,060	359,973	367,908	375,180
GAAP noninterest expense	229,151	204,675	202,138	200,884	190,154
Amortization of intangibles	(2,672)	(2,813)	(2,957)	(3,114)	(3,271)
Adjustments from supplemental disclosure items
FDIC special assessment	(26,123)	—	—	—	—
Adjusted noninterest expense	$200,356	$201,862	$199,181	$197,770	$186,883
Efficiency ratio (b)	55.58%	56.38%	55.33%	53.76%	49.81%

(a) Taxable equivalent basis (te). For analytical purposes, management adjusts interest income and net interest income for tax-exempt items to a taxable equivalent basis using a federal income tax rate of 21%.

(b) The efficiency ratio is noninterest expense to total net interest (te) and noninterest income, excluding amortization of purchased intangibles and supplemental disclosure items.

(c) Refer to the Non-GAAP Financial Measures section of this analysis for a discussion of these measures.

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The accounting principles we follow and the methods for applying these principles conform to accounting principles generally accepted in the United States of America and general practices followed by the banking industry. The significant accounting principles and practices we follow are described in Note 1 to the consolidated financial statements, included in Item 8 of this document. These principles and practices require management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Management evaluates the estimates and assumptions made on an ongoing basis to help ensure the resulting reported amounts reflect management’s best estimates and judgments given current facts and circumstances. The following discusses certain critical accounting policies that involve a higher degree of management judgment and complexity in producing estimates that may significantly affect amounts reported in the consolidated financial statements and notes thereto.

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

The Company’s management considers available forecasts, current events not captured and our specific portfolio characteristics and applies weights to the scenario output based on a best estimate of likely outcomes. Changing economic conditions introduce enhanced estimation uncertainty in the forecasts used to estimate expected credit loss. Our credit loss models were built using historical data that may not correlate to existing economic conditions. The estimate of the life of a loan considers both contractual cash flows as well as estimated prepayments and forecasted draws on unfunded loan commitments that were also built on historical data that may react differently given the current environment. Such forecasted information is inherently uncertain, therefore, actual results may differ significantly from management’s estimates.

Management applies significant judgment when weighting the macroeconomic scenarios for the reasonable and supportable period. Our assessment considers the scenario description compared to our portfolio performance and benchmarking select variables to other third party forecasts. At December 31, 2023, the Company weighted the Moody’s baseline scenario at 40% and the mild recessionary S-2 scenario at 60%. Results by scenario can vary significantly from period to period as both the scenario assumptions and the portfolio composition are changing, therefore comparison of scenario weighting from period to period may not be meaningful. For example, holding all other assumptions constant, the slower growth S-2 scenario produced expected credit losses 34% higher than utilization of the baseline scenario at December 31, 2023. In contrast, for the year ended December 31, 2022, the slower growth S-2 scenario produced results 44% greater than the baseline scenario. In addition, these quantitative results are adjusted, sometimes materially, by the qualitative assessment described below.

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

For credits that are individually evaluated, a specific allowance is calculated as the shortfall between the credit’s value and the bank’s exposure. The loan’s value is measured by either the loan’s observable market price, the fair value of the collateral of the loan (less liquidation costs) if it is collateral dependent, or by the present value of expected future cash flows discounted at the loan’s effective interest rate. Collateral supporting loans individually evaluated for credit loss may include, but is not limited to, commercial and residential real estate, accounts receivable and other corporate assets. Valuations are highly subjective and based on information available at the time of valuation and the current resolution strategy. These values are difficult to assess and have heightened uncertainty resulting from current market conditions. Actual results could differ from these estimates.

Management considers the appropriateness of these critical assumptions as part of its allowance review and believes the ACL level is appropriate based on information available through the financial statement date. Refer to Note 3 – Loans and Allowance for Credit Losses, included in Part II, Item 8 of this document, for further discussion of significant assumptions used in the current allowance calculation.

Accounting for Retirement Benefits

Management makes a variety of assumptions in applying principles that govern the accounting for benefits under the Company’s defined benefit pension plans and other postretirement benefit plans. These assumptions are essential to the actuarial valuation that determines the amounts recognized and certain disclosures it makes in the consolidated financial statements related to the operation of these plans. Two of the more significant assumptions concern the expected long-term rate of return on plan assets and the rate needed to discount projected benefits to their present value. Changes in these assumptions impact the cost of retirement benefits recognized in net income and comprehensive income. Certain assumptions are closely tied to current conditions and are generally revised at each measurement date. For example, the discount rate is reset annually with reference to market yields on high quality fixed-income investments. Other assumptions, such as the rate of return on assets, are determined, in part, with reference to historical and expected conditions over time and are not as susceptible to frequent revision. Holding other factors constant, the cost of retirement benefits will move opposite to changes in either the discount rate or the rate of return on assets. Note 17 – Retirement Plans, included in Part II, Item 8 of this document, provides further discussion on the accounting for retirement and employee benefit plans and the estimates used in determining the actuarial present value of the benefit obligations and the net periodic benefit expense.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to our consolidated financial statements that appears in Part II, Item 8. “Financial Statements and Supplementary Data.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information required for this item is included in the sections entitled “Asset/Liability Management” and “Net Interest Income at Risk” that appear in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and is incorporated here by reference.

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

The Company’s internal control over financial reporting as of December 31, 2023 was audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023.

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that internal control over financial reporting was effective as of December 31, 2023.

/s/ John M. Hairston	/s/ Michael M. Achary
John M. Hairston	Michael M. Achary
President & Chief Executive Officer	Senior Executive Vice President & Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
February 28, 2024	February 28, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hancock Whitney Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hancock Whitney Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Allowance for Credit Losses for the Collectively Evaluated Portfolios

As described in Notes 1 and 3 to the consolidated financial statements, the allowance for credit losses (“ACL”) is comprised of the allowance for loan and lease losses, a valuation account available to absorb losses on loans and leases held for investment, and the reserve for unfunded lending commitments, a liability established to absorb credit losses for the expected life of the contractual term of on and off-balance sheet exposures. As of December 31, 2023, the total allowance for credit losses was $337 million on total loans of $23.9 billion. The analysis and methodology for estimating the ACL includes two primary elements: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated for credit loss. Management utilizes internally developed credit models and third party economic forecasts for the calculation of expected credit loss for the collectively evaluated portfolios. Management calculates a collective allowance for a two-year reasonable and supportable forecast period utilizing probability weighted multiple macroeconomic scenarios, and then reverts on a linear basis over four quarters to an average historical loss rate for the remaining term. Qualitative adjustments to the output of quantitative calculations are made when management deems it necessary to reflect differences in current and forecasted conditions as compared to those during the historical loss period used in model development.

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

February 28, 2024

We have served as the Company’s auditor since 2009.

Hancock Whitney Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
(in thousands, except per share data)	2023	2022
Assets:
Cash and due from banks	$561,202	$564,459
Interest-bearing bank deposits	626,646	323,332
Federal funds sold	436	728
Securities available for sale, at fair value (amortized cost of $5,496,718 and $6,310,214)	4,915,195	5,556,041
Securities held to maturity (fair value of $2,485,918 and $2,615,398)	2,684,779	2,852,495
Loans held for sale (includes $13,269 and $10,843 measured at fair value)	26,124	26,385
Loans	23,921,917	23,114,046
Less: allowance for loan losses	(307,907)	(307,789)
Loans, net	$23,614,010	$22,806,257
Property and equipment, net of accumulated depreciation of $318,746 and $303,451	301,639	328,605
Right of use assets, net of accumulated amortization of $55,815 and $44,901	105,799	96,884
Prepaid expense	45,234	44,632
Other real estate and foreclosed assets, net	3,628	2,017
Accrued interest receivable	157,179	131,849
Goodwill	855,453	855,453
Other intangible assets, net	44,637	56,193
Life insurance contracts	749,495	729,774
Funded pension assets, net	216,849	216,818
Deferred tax asset, net	153,384	211,418
Other assets	516,884	380,485
Total assets	$35,578,573	$35,183,825
Liabilities and Stockholders' Equity:
Deposits:
Noninterest-bearing	$11,030,515	$13,645,113
Interest-bearing	18,659,544	15,425,236
Total deposits	29,690,059	29,070,349
Short-term borrowings	1,154,829	1,871,271
Long-term debt	236,317	242,077
Accrued interest payable	45,000	9,935
Lease liabilities	125,618	116,422
Other liabilities	523,089	531,143
Total liabilities	31,774,912	31,841,197
Stockholders' equity:
Common stock	309,513	309,513
Capital surplus	1,739,671	1,716,884
Retained earnings	2,375,604	2,088,413
Accumulated other comprehensive loss, net	(621,127)	(772,182)
Total stockholders' equity	3,803,661	3,342,628
Total liabilities and stockholders' equity	$35,578,573	$35,183,825
Preferred shares authorized (par value of $20.00 per share)	50,000	50,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	92,947	92,947
Common shares outstanding	86,345	85,941

See accompanying notes to consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per share data)	2023	2022	2021
Interest income:
Loans, including fees	$1,379,263	$940,629	$825,862
Loans held for sale	1,723	1,814	2,543
Securities-taxable	189,386	166,731	131,382
Securities-tax exempt	18,627	18,847	18,969
Short-term investments	31,498	9,042	3,502
Total interest income	1,620,497	1,137,063	982,258
Interest expense:
Deposits	443,924	58,439	26,246
Short-term borrowings	66,657	16,191	6,015
Long-term debt	12,317	12,430	16,762
Total interest expense	522,898	87,060	49,023
Net interest income	1,097,599	1,050,003	933,235
Provision for credit losses	59,103	(28,399)	(77,494)
Net interest income after provision for credit losses	1,038,496	1,078,402	1,010,729
Noninterest income:
Service charges on deposit accounts	86,020	87,663	81,032
Trust fees	67,565	65,132	62,898
Bank card and ATM fees	82,966	84,591	79,074
Investment and annuity fees and insurance commissions	36,714	28,752	29,502
Secondary mortgage market operations	9,159	11,524	36,694
Securities transactions, net	(65,380)	(87)	333
Other income	71,436	53,911	74,801
Total noninterest income	288,480	331,486	364,334
Noninterest expense:
Compensation expense	376,055	378,482	378,589
Employee benefits	84,740	82,153	103,786
Personnel expense	460,795	460,635	482,375
Net occupancy expense	51,573	48,767	49,786
Equipment expense	18,852	18,573	18,167
Data processing expense	117,694	103,942	96,755
Professional services expense	38,331	36,065	48,678
Amortization of intangibles	11,556	14,033	16,665
Deposit insurance and regulatory fees	49,979	14,889	13,582
Other real estate and foreclosed assets income	(624)	(4,407)	(210)
Other expense	88,692	58,195	81,209
Total noninterest expense	836,848	750,692	807,007
Income before income taxes	490,128	659,196	568,056
Income tax expense	97,526	135,107	104,841
Net income	$392,602	$524,089	$463,215
Earnings per common share - basic	$4.51	$6.00	$5.23
Earnings per common share - diluted	$4.50	$5.98	$5.22
Dividends paid per share	$1.20	$1.08	$1.08
Weighted average shares outstanding - basic	86,130	86,068	86,823
Weighted average shares outstanding - diluted	86,423	86,394	87,027

See accompanying notes to consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
($ in thousands)	2023	2022	2021
Net income	$392,602	$524,089	$463,215
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss) on securities available for sale and cash flow hedges	91,061	(898,241)	(211,580)
Reclassification of net (gain) loss realized and included in earnings	115,619	(5,947)	(15,485)
Valuation adjustments to pension plan attributable to the Voluntary Early Retirement Program and curtailment	—	—	59,606
Other valuation adjustments to employee benefit plans	(13,325)	(24,139)	(6,735)
Amortization of unrealized net (gain) loss on securities transferred to held to maturity	1,747	1,355	(158)
Other comprehensive income (loss) before income taxes	195,102	(926,972)	(174,352)
Income tax (benefit) expense	44,047	(208,725)	(40,348)
Other comprehensive income (loss) net of income taxes	151,055	(718,247)	(134,004)
Comprehensive income (loss)	$543,657	$(194,158)	$329,211

See accompanying notes to consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
					Other
					Comprehensive
	Common Stock		Capital	Retained	Income (Loss),
(in thousands, except parenthetical share data)	Shares	Amount	Surplus	Earnings	Net	Total
Balance, December 31, 2020	92,947	$309,513	$1,757,937	$1,291,506	$80,069	$3,439,025
Net income	—	—	—	463,215	—	463,215
Other comprehensive loss	—	—	—	—	(134,004)	(134,004)
Comprehensive income	—	—	—	463,215	(134,004)	329,211
Cash dividends declared ($1.08 per common share)	—	—	—	(95,927)	—	(95,927)
Common stock activity, long-term incentive plans	—	—	15,688	279	—	15,967
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	3,872	—	—	3,872
Repurchase of common stock (449,876 shares)	—	—	(21,796)	—	—	(21,796)
Balance, December 31, 2021	92,947	$309,513	$1,755,701	$1,659,073	$(53,935)	$3,670,352
Net income	—	—	—	524,089	—	524,089
Other comprehensive loss	—	—	—	—	(718,247)	(718,247)
Comprehensive income (loss)	—	—	—	524,089	(718,247)	(194,158)
Cash dividends declared ($1.08 per common share)	—	—	—	(94,891)	—	(94,891)
Common stock activity, long-term incentive plans	—	—	16,498	142	—	16,640
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	3,577	—	—	3,577
Repurchase of common stock (1,204,368 shares)	—	—	(58,892)	—	—	(58,892)
Balance, December 31, 2022	92,947	$309,513	$1,716,884	$2,088,413	$(772,182)	$3,342,628
Net income	—	—	—	392,602	—	392,602
Other comprehensive income	—	—	—	—	151,055	151,055
Comprehensive income	—	—	—	392,602	151,055	543,657
Cash dividends declared ($1.20 per common share)	—	—	—	(105,557)	—	(105,557)
Common stock activity, long-term incentive plans	—	—	18,972	146	—	19,118
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	3,815	—	—	3,815
Balance, December 31, 2023	92,947	$309,513	$1,739,671	$2,375,604	$(621,127)	$3,803,661

See accompanying notes to consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Years Ended December 31,
($ in thousands)	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$392,602	$524,089	$463,215
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,720	31,582	29,113
Provision for credit losses	59,103	(28,399)	(77,494)
Gain on other real estate and foreclosed assets	(967)	(4,382)	(2,280)
Deferred tax expense (benefit)	13,986	(22,166)	10,376
Increase in cash surrender value of life insurance contracts	(17,671)	(7,010)	(23,505)
(Gain) loss on disposal or impairment of assets	(15,753)	259	14,354
Loss on extinguishment of debt	—	—	4,165
Loss (gain) on sale of securities available for sale	65,380	87	(333)
Net (increase) decrease in loans held for sale	(24,589)	61,031	41,157
Net amortization of securities premium/discount	16,383	35,490	50,311
Amortization of intangible assets	11,556	14,033	16,665
Stock-based compensation expense	24,652	23,489	22,442
Net change in derivative collateral liability	58,326	64,867	62,670
Increase in interest payable and other liabilities	48,714	6,838	20,869
(Increase) decrease in other assets	(160,890)	176,354	(21,050)
Other, net	(10,303)	(34,141)	(24,985)
Net cash provided by operating activities	$495,249	$842,021	$585,690

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows—(Continued)

	Years Ended December 31,
($ in thousands)	2023	2022	2021
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	$977,114	$73,219	$198,681
Proceeds from maturities of securities available for sale	813,214	502,628	1,073,133
Purchases of securities available for sale	(1,044,988)	(635,593)	(2,527,272)
Proceeds from maturities of securities held to maturity	163,266	147,879	116,536
Purchases of securities held to maturity	(6,023)	(884,427)	(338,089)
Proceeds received upon termination of fair value hedge instruments	19,275	90,601	—
Net redemptions (purchases) of Federal Home Loan Bank stock	(68,057)	(12,095)	52,535
Net (increase) decrease in short-term investments	(303,022)	3,506,845	(2,496,849)
Proceeds from sales of loans and leases	115,119	30,652	22,485
Net (increase) decrease in loans	(968,237)	(2,088,836)	670,958
Purchases of life insurance contracts	—	(65,000)	(75,000)
Proceeds from surrender of life insurance contracts	—	—	44,045
Purchases of property and equipment	(25,025)	(29,145)	(23,541)
Proceeds from sales of property	33,130	62	1,906
Proceeds from sales of other real estate and foreclosed assets	3,575	14,081	15,527
Other, net	(4,552)	11,487	40,361
Net cash provided by (used in) investing activities	(295,211)	662,358	(3,224,584)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	619,710	(1,395,548)	2,768,020
Net increase (decrease) in short-term borrowings	(716,442)	206,210	(2,452)
Repayments of long-term debt	—	(480)	(153,444)
Issuance of long-term debt, net of issuance costs	—	5,629	22,388
Dividends paid	(104,697)	(94,458)	(95,927)
Payroll tax remitted on net share settlement of equity awards	(5,681)	(7,386)	(7,364)
Other repurchases of common stock	—	(58,892)	(21,796)
Proceeds from exercise of stock options	—	227	492
Proceeds from dividend reinvestment and stock purchase plan	3,815	3,577	3,872
Net cash provided by (used in) financing activities	(203,295)	(1,341,121)	2,513,789
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(3,257)	163,258	(125,105)
CASH AND DUE FROM BANKS, BEGINNING	564,459	401,201	526,306
CASH AND DUE FROM BANKS, ENDING	$561,202	$564,459	$401,201

SUPPLEMENTAL INFORMATION
Income taxes paid	$103,190	$135,193	$122,594
Interest paid	487,681	80,076	49,995

SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	4,302	596	2,806

See accompanying notes to consolidated financial statements.

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

DESCRIPTION OF BUSINESS

Hancock Whitney Corporation (the “Company”) is a financial services company headquartered in Gulfport, Mississippi that is both a financial holding company and a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company provides a comprehensive network of full-service financial choices to customers primarily in the Gulf South region through its bank subsidiary, Hancock Whitney Bank (the “Bank”), a Mississippi state bank. The Bank offers a broad range of traditional and online banking services to commercial, small business and retail customers, providing a variety of transaction and savings deposit products, treasury management services, secured and unsecured loan products (including revolving credit facilities), and letters of credit and similar financial guarantees. The Bank also provides access to trust and investment management services to retirement plans, corporations and individuals, as well as investment advisory and brokerage products. In addition, the Company offers its customers access to fixed annuity and life insurance products and investment management and other services through its limited purpose broker-dealer subsidiary, Hancock Whitney Investment Services, Inc., a nonbank subsidiary of the holding company. The Company primarily operates across the Gulf South region, including southern and central Mississippi; southern and central Alabama; southern, central and northwest Louisiana; the northern, central, and panhandle regions of Florida; and the certain areas of east and northeast Texas including Houston, Beaumont, Dallas, Austin, and San Antonio, among others. In addition, the Company operates loan and deposit production offices in the metropolitan areas of Nashville, Tennessee and Atlanta, Georgia.

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

Troubled Debt Restructurings and Modifications of Loans to Borrowers Experiencing Financial Difficulties

Prior to January 1, 2023, troubled debt restructurings (TDRs) occurred when a borrower was experiencing, or was expected to experience, financial difficulties in the near-term and a modification of loan terms was granted that would otherwise not have been considered.

Troubled debt restructurings resulted in loans remaining on nonaccrual, moving to nonaccrual, or continuing to accrue, depending on the individual facts and circumstances of the borrower. When establishing credit reserves on a loan modified in a TDR, the loan’s value was determined by either the present value of expected cash flows calculated using the loan’s effective interest rate before the restructuring, or the loan’s observable market price or the fair value of the collateral if the loan was collateral dependent. If the value as determined was less than the recorded investment in the loan, the difference was charged off through the allowance for loan and lease losses.

Certain qualifying modifications made on or before December 31, 2021 were excluded from TDR accounting and disclosure requirements under relief provided by Section 4013 of the Coronavirus Aid, Relief, and Economic Security (CARES) Act. Qualifying loan modifications were those that were made by financial institutions in response to the COVID-19 pandemic, where the borrower was not more than 30 days past due as of December 31, 2019, and the modifications were related to arrangements that defer or delay the payment of principal or interest, or change the interest rate on the loan.

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

Like TDRs, MEFDs can remain on nonaccrual, move to nonaccrual, return to accrual, or continue to accrue interest, depending on the individual facts and circumstances of the borrower. As allowed by ASC 326, the Company has elected to evaluate these modified loans for credit loss consistent with policies for the non-modified portfolio, which includes individually evaluating for specific reserves all nonaccrual MEFDs over our existing materiality threshold and collectively evaluating credit loss for all other MEFDs, including those that continue to accrue interest. The credit loss methodology for MEFDs is the same as described in the Allowance for Credit Losses section that follows.

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

The Company establishes specific reserves using an individually evaluated approach for nonaccrual loans and, prior to January 1, 2023, loans modified in troubled debt restructures and loans for which a troubled debt restructure was reasonably expected, as well as any other financial instruments that are deemed to not share risk characteristics with other collectively evaluated financial assets. For loans individually evaluated, a specific allowance is recognized for any shortfall between the loan’s value and its recorded investment. The loan’s value is measured by either the loan’s observable market price, the fair value of the collateral of the loan (less liquidation costs) if it is collateral dependent, or by the present value of expected future cash flows discounted at the loan’s effective interest rate. The Company applies the practical expedient and defines collateral dependent loans as those where the borrower is experiencing financial difficulty and on which repayment is expected to be provided substantially through the operation or sale of the collateral. Loans individually analyzed are not incorporated into the pool analysis to avoid double counting. The Company limits the individually evaluated specific reserve analysis to include commercial and residential mortgage loans with relationship balances of $1 million or greater and, prior to January 1, 2023, all loans classified as troubled debt restructurings.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of consideration paid over the fair value of net assets acquired or the excess of the fair value liabilities assumed over consideration received in a business combination. Goodwill is not amortized but assessed for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. Accounting guidance permits the Company to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If the Company determines it is more likely than not that the fair value exceeds book value, then a quantitative impairment test is not necessary. If the Company elects to bypass the qualitative assessment, or concludes that it is more likely than not that the fair value is less than the carrying value, a quantitative goodwill impairment test is performed. In addition, absent any triggering events, quantitative impairment test will be performed every three years to ensure goodwill is periodically reviewed within a reasonable timeframe. The quantitative impairment test compares the estimated fair value of a reporting unit with its net book value. The Company has assigned all goodwill to one reporting unit that represents overall banking operations. The fair value of the reporting unit is based on valuation techniques that market participants would use in an acquisition of the whole unit, and may include analysis such as estimated discounted cash flows, the quoted market price of the Company’s stock adjusted for a control premium, and observable average price-to-earnings and price-to-book multiples of competitors. If the unit’s fair value is less than its carrying value, an estimate of the implied fair value of the goodwill is compared to the goodwill’s carrying value, and any impairment is recognized.

Other identifiable intangible assets with finite lives, such as core deposit intangibles, customer lists and trade names, are initially recorded at fair value and are generally amortized over the periods benefited. These assets are evaluated for impairment in a similar manner to long-lived assets.

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

Service Charges on Deposit Accounts

Service charges on deposit accounts include transaction based fees for nonsufficient funds, account analysis fees, and other service charges on deposits, including monthly account service fees. Nonsufficient funds fees are recognized at the time when the account overdraft occurs in accordance with regulatory guidelines. Account analysis fees consist of fees charged on certain business deposit accounts based upon account activity as well as other monthly account fees, and are recorded under the accrual method of accounting as services are performed.

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

Insurance commission revenue is recognized as of the effective date of the insurance policy, as the Company’s performance obligation is connecting the customer to the insurance products. Until August 12, 2022, the Company also received contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed. Those fees are no longer earned following the change in service providers. Those contingent commissions from insurance companies as well as fees for policy renewals are recognized when determinable, which is generally when such commissions are received or when we receive data from the insurance companies and/or our third party service provider that allows the reasonable estimation of these amounts. Prior to August 12, 2022, costs associated with these transactions were reflected in the appropriate expense line item; subsequent to that date, with the change in service providers, the Company is now agent in these transactions and expenses are recorded net in this revenue line item.

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

Securities Transactions

Securities transactions include net realized gain (losses) on securities sold reflecting the excess (deficiency) of proceeds received over the specifically identified carrying amount of the assets being sold plus cost to sell. Securities sales are recorded as each transaction occurs on a trade-date basis.

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

Net Gains on Sales of Premises, Equipment and Other Assets

Net gains on sales of premises, equipment and other assets consists primarily of net revenue earned from sales of excess-bank owned facilities and equipment no longer in use, gains on sales of non-residential mortgage loans and leases and other assets associated with the equipment finance line of business. Gains or losses are generally recognized when the asset has been legally transferred to the buyer, net of costs to sell.

Other Miscellaneous Income

Other miscellaneous income represents a variety of revenue streams, including safe deposit box income, wire transfer fees, syndication fees, and any other income not reflected above. Income is recorded once the performance obligation is satisfied, generally on the accrual basis or on a cash basis if not material and/or considered constrained.

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

Basic earnings (loss) per common share is computed by dividing income or loss available to common shareholders by the weighted-average number of common shares outstanding for the applicable period. Shares outstanding exclude treasury shares and unvested share-based payment awards under long-term incentive compensation plans and directors’ compensation plans. Diluted earnings per common share is computed using the weighted-average number of common shares outstanding increased by (1) the number of shares in which employees would vest under performance-based stock awards and stock unit awards based on expected performance factors and (2) the number of additional shares that would have been issued if potentially dilutive stock options were exercised; each as determined using the treasury stock method. For reporting periods in which a net loss is recorded, no effect is given to potentially dilutive shares as the impact of such shares would be anti-dilutive.

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

Accounting Standards Adopted in 2023

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

In March 2022, the FASB issued ASU 2022-02, "Financial Instruments: Credit Losses (Topic 326) - Troubled Debt Restructurings and Vintage Disclosures." The amendments in this update cover two matters: (1) the elimination of TDR recognition and measurement guidance as prescribed by ASC 310-40 and, instead, require that an entity evaluate (consistent with the accounting for other loan modifications) whether the modification represents a new loan or a continuation of an existing loan. The amendments enhance existing disclosure requirements and introduce new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty; and, (2) for public business entities, the requirement that an entity disclose current-period gross write-offs by year of origination for financing receivables and net investment in leases within the scope of Subtopic 326-20. Gross write-off information must be included in the vintage disclosures required for public business entities in accordance with paragraph 326-20-50-6, which requires that an entity disclose the amortized cost basis of financing receivables by credit quality indicator and class of financing receivable by year of origination.

The amendments in this update were effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. For the elimination of recognition and measurement guidance on troubled debt restructurings by creditors in Subtopic 310-40, an entity may elect to apply a modified retrospective transition by means of a cumulative-effect adjustment to the opening retained earnings as of the beginning of the fiscal year of adoption, or a prospective approach applied to modifications occurring after the date of adoption. The remainder of amendments should be applied prospectively. The Company adopted this standard effective January 1, 2023, on a prospective basis for all amendments. The adoption of this standard was not material to the Company's consolidated financial position or results of operations. See further discussion of the resulting changes to our policies in the “Troubled Debt Restructurings (superseded) and Modifications of loans to Borrowers Experiencing Financial Difficulties” section of this Note.

Accounting Standards Adopted in 2022 and 2021

The following additional standards were applicable to the Company and adopted in 2022 and 2021, but did not have a material impact on the Company’s consolidated financial position or results of operation:

•
ASU 2022-06, "Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848"
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
ASU 2020-08, “Codification Improvements to Subtopic 310-20, Receivables- Nonrefundable Fees and Other Costs”
•
ASU 2019-12, “Simplifying the Accounting for Income Taxes (Topic 740)”

Accounting Standards Issued But Not Yet Adopted

The following accounting standards were issued and applicable to the Company but have not yet been adopted, and are either not expected to have a material impact to its consolidated financial position or results of operations or only impacts disclosure requirements:

In March 2023, FASB issued ASU 2023-02, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method,” to allow reporting entities to have the option to elect and expand the use of the proportional amortization method of accounting for qualifying tax credit equity investments structures that meet certain criteria. Existing guidance under Subtopic 323-740 provides the option to apply the proportional amortization method only to investments in low-income-housing tax credit structures; equity investments in other tax credit structures are typically accounted for under Topic 321, Investments – Equity Securities. Under the provisions of this update, the accounting policy election to apply the proportional amortization method can be made on a tax-credit-program-by-tax-credit-program basis for programs that meeting certain conditions and is not made at the reporting entity or individual investment level. Application of the proportional amortization method to any eligible tax credit investments will result in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization being presented as a component of income tax expense (benefit), as opposed to current guidance under Topic 321, where any investment income, gains and losses and tax credits are all presented gross in the statement of income. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years and must be applied on either a modified retrospective or a retrospective basis. The Company adopted this standard effective January 1, 2024, and has elected not to apply the proportional amortization method to the new market tax program, which includes our existing qualifying new market tax credit investments. The election for any eligible future investments in other tax credit programs will be made at the time of investment. The adoption of this standard had no effect on the Company’s consolidated financial position or results of operations.

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

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” to improve the disclosures about a public entity’s reportable segments and to enable investors to develop more decision-useful financial analyses. The amendments in this update require that a public entity disclose, on an annual and interim basis (1) significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”); (2) require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition; (3) require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods; (4) clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit; (5) require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources; and (6) require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this update and all existing segment disclosures in Topic 280. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in this update retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the provisions of this guidance. As the update contains only amendments to disclosure requirements, adoption will have no impact to the Company’s operating results or financial condition.

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," to enhance the transparency and decision usefulness of income tax disclosures by requiring additional categories of information about federal, state, and foreign income taxes to be included in the rate reconciliation and by requiring more detail to be disclosed on certain reconciling item categories that meet a quantitative threshold. Additionally, the amendment requires all entities to disclose on an annual basis (1) the amount of income taxes paid (net of refunds received) disaggregated by federal (national), state, and foreign taxes, and (2) the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid (net of refunds received). The amendments to this update related to other disclosures require that all entities disclose (1) income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign, and (2) income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Entities should apply the amendments on a prospective basis and retrospective application is permitted. As the update contains only amendments to disclosure requirements, adoption will have no impact to the Company’s operating results or financial condition.

Note 2. Securities

The following tables set forth the amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities classified as available for sale and held to maturity at December 31, 2023 and 2022. Amortized cost of securities does not include accrued interest which is reflected in the accrued interest line item on the consolidated balance sheets totaling $27.4 million and $29.1 million at December 31, 2023 and December 31, 2022, respectively. During the twelve months ended December 31, 2022, the Company transferred securities with an aggregate fair value of $561.8 million, inclusive of an unrealized loss of $15.4 million, from the available for sale portfolio to the held to maturity portfolio; as such, the securities were recorded with an amortized cost of $561.8 million within the held to maturity portfolio. The unrealized loss is reflected in accumulated other comprehensive income and is being amortized to interest income over the remaining lives of the securities.

Securities Available for Sale
	December 31, 2023				December 31, 2022
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$97,741	$1,581	$1,514	$97,808	$113,211	$—	$2,346	$110,865
Municipal obligations	203,533	79	2,200	201,412	207,014	59	3,981	203,092
Residential mortgage-backed securities	2,440,411	2,734	329,279	2,113,866	2,655,381	224	398,619	2,256,986
Commercial mortgage-backed securities	2,683,872	7,176	253,576	2,437,472	3,234,278	2,032	342,880	2,893,430
Collateralized mortgage obligations	47,661	—	3,376	44,285	76,830	—	6,242	70,588
Corporate debt securities	23,500	—	3,148	20,352	23,500	—	2,420	21,080
Total	$5,496,718	$11,570	$593,093	$4,915,195	$6,310,214	$2,315	$756,488	$5,556,041

Securities Held to Maturity
	December 31, 2023				December 31, 2022
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$413,490	$179	$43,971	$369,698	$426,454	$21	$49,044	$377,431
Municipal obligations	664,488	1,252	19,593	646,147	698,908	753	26,558	673,103
Residential mortgage-backed securities	654,262	—	59,223	595,039	734,478	—	72,532	661,946
Commercial mortgage-backed securities	920,048	—	75,803	844,245	948,691	—	87,211	861,480
Collateralized mortgage obligations	32,491	—	1,702	30,789	43,964	—	2,526	41,438
Total	$2,684,779	$1,431	$200,292	$2,485,918	$2,852,495	$774	$237,871	$2,615,398

The Company held no securities classified as trading at December 31, 2023 or 2022.

The following tables present the amortized cost and fair value of debt securities at December 31, 2023 by contractual maturity. Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateral mortgage obligations.

($ in thousands)	Amortized Cost	Fair Value
Debt Securities Available for Sale
Due in one year or less	$115,178	$113,610
Due after one year through five years	439,302	429,623
Due after five years through ten years	2,638,039	2,385,895
Due after ten years	2,304,199	1,986,067
Total available for sale debt securities	$5,496,718	$4,915,195

($ in thousands)	Amortized Cost	Fair Value
Debt Securities Held to Maturity
Due in one year or less	$91,699	$90,110
Due after one year through five years	664,913	634,463
Due after five years through ten years	791,158	742,927
Due after ten years	1,137,009	1,018,418
Total held to maturity debt securities	$2,684,779	$2,485,918

The following table presents the proceeds from, gross gains on, and gross losses on sales of securities during the years ended December 31, 2023, 2022 and 2021. Net gains or losses are reflected in the "Securities transactions, net" line item on the Consolidated Statements of Income.

	Years Ended December 31,
($ in thousands)	2023	2022	2021
Proceeds	$977,114	$73,219	$198,681
Gross gains	—	—	1,649
Gross losses	65,380	87	1,316

Securities with carrying values totaling approximately $4.7 billion at December 31, 2023 and $4.9 billion at December 31, 2022 were pledged as collateral, primarily to secure public deposits or securities sold under agreements to repurchase.

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

The Company evaluates credit impairment for individual securities available for sale whose fair value was below amortized cost with a more than inconsequential risk of default and where the Company had assessed whether the decline in fair value was significant enough to suggest a credit event occurred. There were no securities with a material credit loss event and therefore, no allowance for credit loss was recorded in any period presented.

The fair value and gross unrealized losses for securities classified as available for sale with unrealized losses at December 31, 2023 are presented in the table below.

Available for sale
	December 31, 2023
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	$—	$7,790	$1,514	$7,790	$1,514
Municipal obligations	49,832	374	128,965	1,826	178,797	2,200
Residential mortgage-backed securities	3,062	25	1,795,154	329,254	1,798,216	329,279
Commercial mortgage-backed securities	—	—	2,227,703	253,576	2,227,703	253,576
Collateralized mortgage obligations	—	—	44,285	3,376	44,285	3,376
Corporate debt securities	—	—	19,852	3,148	19,852	3,148
Total	$52,894	$399	$4,223,749	$592,694	$4,276,643	$593,093

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

The fair value and gross unrealized losses for securities classified as held to maturity with unrealized losses at December 31, 2023 are presented in the table below.

Held to maturity
	December 31, 2023
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$9,530	$63	$339,533	$43,908	$349,063	$43,971
Municipal obligations	343,401	1,801	226,165	17,792	569,566	19,593
Residential mortgage-backed securities	—	—	595,039	59,223	595,039	59,223
Commercial mortgage-backed securities	—	—	844,245	75,803	844,245	75,803
Collateralized mortgage obligations	—	—	30,789	1,702	30,789	1,702
Total	$352,931	$1,864	$2,035,771	$198,428	$2,388,702	$200,292

The fair value and gross unrealized losses for securities classified as held to maturity with unrealized losses at December 31, 2022 are presented in the table below.

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

At December 31, 2023 and 2022, the Company had 698 and 757 securities, respectively, with market values below their cost basis. There were no material unrealized losses related to the marketability of the securities or the issuers’ abilities to meet contractual obligations. In all cases, the indicated impairment on these debt securities would be recovered no later than the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. The unrealized losses were deemed to be materially non-credit related at December 31, 2023 and 2022. As noted above, no allowance for credit loss was recorded as of December 31, 2023 or 2022. The Company had adequate liquidity and, therefore, neither planned to nor expected to be required to liquidate these securities before recovery of the amortized cost basis.

Note 3. Loans and Allowance for Credit Losses

The Company generally makes loans in its market areas of southern and central Mississippi; southern and central Alabama; southern, central and northwest Louisiana; the northern, central and panhandle regions of Florida; certain areas of east and northeast Texas, including Houston, Beaumont, Dallas, Austin and San Antonio, among others; and the metropolitan areas of Nashville, Tennessee and Atlanta, Georgia.

Loans, net of unearned income by portfolio are presented at amortized cost basis in the table below. Amortized cost does not include accrued interest, which is reflected in the accrued interest line item in the Consolidated Balance Sheets, totaling $124.7 million and $100.2 million at December 31, 2023 and 2022, respectively. The following table presents loans, net of unearned income, by portfolio class at December 31, 2023 and 2022:

	December 31,
($ in thousands)	2023	2022
Commercial non-real estate	$9,957,284	$10,146,453
Commercial real estate - owner occupied	3,093,763	3,033,058
Total commercial and industrial	13,051,047	13,179,511
Commercial real estate - income producing	3,986,943	3,560,991
Construction and land development	1,551,091	1,703,592
Residential mortgages	3,886,072	3,092,605
Consumer	1,446,764	1,577,347
Total loans	$23,921,917	$23,114,046

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

The Bank makes loans in the normal course of business to directors and executive officers of the Company and the Bank and to their associates. Loans to such related parties are made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk of collectability when originated. Balances of loans to the Company’s directors, executive officers and their associates at December 31, 2023 and 2022 were approximately $23.5 million and $30.4 million, respectively. Related party loan activity in 2023 reflect new loans of $4.5 million, and repayments of $11.4 million.

The Bank has a line of credit with the Federal Home Loan Bank of Dallas that is secured by blanket pledges of certain qualifying loan types. The Bank had borrowings on this line of $0.7 billion and $1.4 billion at December 31, 2023 and 2022, respectively.

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

Effective July 3, 2023, approximately $3.1 billion of variable rate loans tied to LIBOR were transitioned in accordance with the statutory framework established by the Federal Reserve, with the transition rate to be utilized upon the next reset period, in a manner that is consistent with industry practice. There was no material financial impact from this transition on the Company’s operating results for the year ended December 31, 2023.

The following schedules show activity in the allowance for credit losses by portfolio class for the years ended December 31, 2023 and 2022, as well as the corresponding recorded investment in loans at December 31, 2023 and 2022.

	Commercial Non-Real Estate	Commercial Real Estate-Owner Occupied	Total Commercial and Industrial	Commercial Real Estate-Income Producing	Construction and Land Development	Residential Mortgages	Consumer	Total
($ in thousands)	Year Ended December 31, 2023
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$96,461	$48,284	$144,745	$71,961	$30,498	$32,464	$28,121	$307,789
Charge-offs	(59,830)	—	(59,830)	(73)	(72)	(55)	(15,393)	(75,423)
Recoveries	6,152	957	7,109	14	11	1,278	3,611	12,023
Net provision for loan losses	58,954	(9,044)	49,910	2,637	(3,398)	5,296	9,073	63,518
Ending balance - allowance for loan losses	$101,737	$40,197	$141,934	$74,539	$27,039	$38,983	$25,412	$307,907
Reserve for unfunded lending commitments:
Beginning balance	$4,984	$302	$5,286	$1,395	$25,110	$31	$1,487	$33,309
Provision for losses on unfunded commitments	523	25	548	(51)	(5,091)	(1)	180	(4,415)
Ending balance - reserve for unfunded lending commitments	$5,507	$327	$5,834	$1,344	$20,019	$30	$1,667	$28,894
Total allowance for credit losses	$107,244	$40,524	$147,768	$75,883	$47,058	$39,013	$27,079	$336,801
Allowance for loan losses:
Individually evaluated	$1,666	$—	$1,666	$—	$—	$—	$—	$1,666
Collectively evaluated	100,071	40,197	140,268	74,539	27,039	38,983	25,412	306,241
Allowance for loan losses	$101,737	$40,197	$141,934	$74,539	$27,039	$38,983	$25,412	$307,907
Reserve for unfunded lending commitments:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	5,507	327	5,834	1,344	20,019	30	1,667	28,894
Reserve for unfunded lending commitments	$5,507	$327	$5,834	$1,344	$20,019	$30	$1,667	$28,894
Total allowance for credit losses	$107,244	$40,524	$147,768	$75,883	$47,058	$39,013	$27,079	$336,801
Loans:
Individually evaluated for impairment	$15,882	$—	$15,882	$—	$—	$—	$—	$15,882
Collectively evaluated for impairment	9,941,402	3,093,763	13,035,165	3,986,943	1,551,091	3,886,072	1,446,764	23,906,035
Total loans	$9,957,284	$3,093,763	$13,051,047	$3,986,943	$1,551,091	$3,886,072	$1,446,764	$23,921,917

	Commercial Non-Real Estate	Commercial Real Estate-Owner Occupied	Total Commercial and Industrial	Commercial Real Estate-Income Producing	Construction and Land Development	Residential Mortgages	Consumer	Total
($ in thousands)	Year Ended December 31, 2022
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$95,888	$53,433	$149,321	$108,058	$22,102	$30,623	$31,961	$342,065
Charge-offs	(7,637)	(948)	(8,585)	(1,073)	(3)	(137)	(12,792)	(22,590)
Recoveries	11,812	733	12,545	878	134	1,749	5,382	20,688
Net provision for loan losses	(3,602)	(4,934)	(8,536)	(35,902)	8,265	229	3,570	(32,374)
Ending balance - allowance for loan losses	$96,461	$48,284	$144,745	$71,961	$30,498	$32,464	$28,121	$307,789
Reserve for unfunded lending commitments:
Beginning balance	$4,522	$323	$4,845	$1,694	$21,907	$22	$866	$29,334
Provision for losses on unfunded commitments	462	(21)	441	(299)	3,203	9	621	3,975
Ending balance - reserve for unfunded lending commitments	$4,984	$302	$5,286	$1,395	$25,110	$31	$1,487	$33,309
Total allowance for credit losses	$101,445	$48,586	$150,031	$73,356	$55,608	$32,495	$29,608	$341,098
Allowance for loan losses:
Individually evaluated	$71	$31	$102	$16	$18	$239	$101	$476
Collectively evaluated	96,390	48,253	144,643	71,945	30,480	32,225	28,020	307,313
Allowance for loan losses	$96,461	$48,284	$144,745	$71,961	$30,498	$32,464	$28,121	$307,789
Reserve for unfunded lending commitments:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	4,984	302	5,286	1,395	25,110	31	1,487	33,309
Reserve for unfunded lending commitments:	$4,984	$302	$5,286	$1,395	$25,110	$31	$1,487	$33,309
Total allowance for credit losses	$101,445	$48,586	$150,031	$73,356	$55,608	$32,495	$29,608	$341,098
Loans:
Individually evaluated for impairment	$1,248	$920	$2,168	$1,240	$116	$3,476	$515	$7,515
Collectively evaluated for impairment	10,145,205	3,032,138	13,177,343	3,559,751	1,703,476	3,089,129	1,576,832	23,106,531
Total loans	$10,146,453	$3,033,058	$13,179,511	$3,560,991	$1,703,592	$3,092,605	$1,577,347	$23,114,046

The calculation of the allowance for credit losses is performed using two primary approaches: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated. The allowance for credit losses for collectively evaluated portfolios is developed using multiple Moody’s Analytics (“Moody’s”) macroeconomic forecasts applied to internally developed credit models for a two year reasonable and supportable period. These forecasts are anchored on a baseline economic forecast, which Moody’s defines as the “most likely outcome” based on current conditions and its view of where the economy is headed. The baseline scenario is positioned at the 50th percentile of possible outcomes. Several upside and downside alternative scenarios are also derived from that baseline scenario and considered when assessing reasonably possible outcomes. The mix of macroeconomic variables underlying the December 2023 scenarios differ in some respects from the comparable forecasts available at December 2022, given the shift in economic circumstances and risks.

The modest decrease in the allowance for credit losses at December 31, 2023 compared to December 31, 2022 reflects relatively stable economic conditions, outlook and credit quality metrics for the year. In arriving at the allowance for credit losses at December 31, 2023, the Company weighted Moody’s December 2023 baseline economic forecast at 40% and downside mild recessionary S-2 scenario at 60%. The December 2023 baseline scenario maintains a generally optimistic outlook in its assumptions surrounding the drivers of economic growth, including its expectations of the effectiveness of the Federal Reserve's monetary policy in easing inflationary conditions without precipitating a recession. The S-2 scenario is less optimistic compared to the baseline, with the assumed combination of risk of a federal shutdown, rising political tensions, continuing elevated inflation, and reduced credit availability leading to a forecasted mild recession beginning in the first quarter of 2024 and lasting for three quarters.

The decrease in the allowance for credit losses at December 31, 2022 as compared to December 31, 2021 reflects improvement in economic conditions, particularly in the first half of the year, and in the Company’s credit quality metrics. In arriving at the allowance for credit losses at December 31, 2022, the Company weighted the baseline economic forecast at 25%, the downside recessionary scenario S-2 at 75%.

Nonaccrual Loans and Reportable Modified Loan Disclosures

The following table shows the composition of nonaccrual loans and those without an allowance for loan loss, by portfolio class.

	December 31,
	2023		2022
($ in thousands)	Total nonaccrual	Nonaccrual without allowance for loan loss	Total nonaccrual	Nonaccrual without allowance for loan loss
Commercial non-real estate	$20,840	$13,637	$4,020	$941
Commercial real estate - owner occupied	2,228	—	1,461	692
Total commercial and industrial	23,068	13,637	5,481	1,633
Commercial real estate - income producing	461	—	1,240	1,174
Construction and land development	815	—	309	—
Residential mortgages	26,137	—	25,269	1,884
Consumer	8,555	—	6,692	—
Total loans	$59,036	$13,637	$38,991	$4,691

As a part of our loss mitigation efforts, we may provide modifications to borrowers experiencing financial difficulty to improve long-term collectability of the loans and to avoid the need for repossession or foreclosure of collateral. As described in Note 1 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements, accounting and reporting requirements changed related to such modifications effective January 1, 2023, impacting the comparability between periods of the disclosures that follow.

Nonaccrual loans include reportable nonaccruing modified loans to borrowers experiencing financial difficulty ("MEFDs") of $0.1 million at December 31, 2023 and loans modified in troubled debt restructurings ("TDRs") of $2.6 million, at December 31, 2022. Total reportable MEFDs, both accruing and nonaccruing, were $24.5 million at December 31, 2023 and total TDRs were $4.5 million at December 31, 2022. At December 31, 2023 the Company had $0.7 million of unfunded commitments to borrowers whose terms have been modified as a reportable MEFD. There were no unfunded commitments loans reported as TDR at December 31, 2022.

The table below presents provide detail by portfolio class for reportable MEFDs entered into during the year ended December 31, 2023.

	Year Ended December 31, 2023
	Term extension		Payment delay		Term extensions and payment delay		Other(1)
($ in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Commercial non-real estate	$7,930	0.08%	$4,274	0.04%	$9,753	0.10%	$—	—
Commercial real estate - owner occupied	1,774	0.06%	—	—	—	—	—	—
Total commercial and industrial	9,704	0.07%	4,274	0.03%	9,753	0.07%	—	—
Commercial real estate - income producing	—	—	—	—	—	—	—	—
Construction and land development	85	0.01%	—	—	—	—	—	—
Residential mortgages	254	0.01%	—	—	—	—	202	0.01%
Consumer	78	0.01%	—	—	196	0.01%	—	—
Total reportable modified loans	$10,121	0.04%	$4,274	0.02%	$9,949	0.04%	$202	0.00%

(1) Includes interest rate reduction and other than insignificant payment delays

Reportable modifications to borrowers experiencing financial difficulty during the year ended December 31, 2023 consisted of weighted average term extensions totaling 10 months for commercial, 10 years for residential mortgage and eight years for consumer. The weighted average term of other than insignificant payment delays was three months. The weighted average interest rate reduction was 80 basis points. Reported term extensions and payment delays are considered more than insignificant if they exceeded six months when considering other modifications made in the past twelve months.

The table below presents the aging analysis of reportable modifications to borrowers experiencing financial difficulty by portfolio class at December 31, 2023.

December 31, 2023	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total reportable modified Loans
(in thousands)
Commercial non-real estate	$3,149	$233	$4,430	$7,812	$14,145	$21,957
Commercial real estate - owner occupied	—	—	—	—	1,774	1,774
Total commercial and industrial	3,149	233	4,430	7,812	15,919	23,731
Commercial real estate - income producing	—	—	—	—	—	—
Construction and land development	—	—	—	—	85	85
Residential mortgages	66	—	—	66	390	456
Consumer	—	—	—	—	274	274
Total reportable modified loans	$3,215	$233	$4,430	$7,878	$16,668	$24,546

There was one commercial non-real estate loan totaling $4.4 million with a reportable significant payment delay and a term extension modification that had a post modification payment default during the twelve months ended December 31, 2023. A payment default occurs if the loan is either 90 days or more delinquent or has been charged off as of the end of the period presented.

During the year ended December 31, 2022, three residential mortgage loans and three consumer loans with pre and post modification balances totaling $0.2 million were classified as TDRs. The TDRs modified during the year ended December 31, 2022, included $0.1 million of loans with reduced interest rates and $0.1 million with other modifications. Three commercial non real estate loans totaling $3.1 million and two residential mortgage loans and four consumer loans totaling $0.3 million with payment defaults during the year ended December 31, 2022 had been modified in a TDR in the twelve months preceding default.

During the year ended December 31, 2021, four commercial non-real estate loans with pre and post modification balances of $7.2 million and six residential mortgage loans and four consumer loans with pre and post modification balances totaling $1.6 million were classified as TDRs. The TDRs modified during the year ended December 31, 2021, included $7.1 million of loans with extended amortization terms or other payment concessions, $0.5 million with reduced interest rates and $1.2 million with other modifications. One residential mortgage loan totaling $0.6 million with a payment defaulted during the year ended December 31, 2021 had been modified in a TDR during the twelve months prior to default.

Aging Analysis

The tables below present the aging analysis of past due loans by portfolio class at December 31, 2023 and 2022.

December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
($ in thousands)
Commercial non-real estate	$12,311	$4,381	$21,132	$37,824	$9,919,460	$9,957,284	$5,782
Commercial real estate - owner occupied	1,614	1,596	1,715	4,925	3,088,838	3,093,763	431
Total commercial and industrial	13,925	5,977	22,847	42,749	13,008,298	13,051,047	6,213
Commercial real estate - income producing	3,938	606	408	4,952	3,981,991	3,986,943	—
Construction and land development	1,655	1,220	1,208	4,083	1,547,008	1,551,091	742
Residential mortgages	40,189	9,121	18,960	68,270	3,817,802	3,886,072	172
Consumer	11,059	5,957	6,611	23,627	1,423,137	1,446,764	2,482
Total loans	$70,766	$22,881	$50,034	$143,681	$23,778,236	$23,921,917	$9,609

December 31, 2022	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
($ in thousands)
Commercial non-real estate	$4,050	$21,329	$3,418	$28,797	$10,117,656	$10,146,453	$996
Commercial real estate - owner occupied	19,069	3,346	1,894	24,309	3,008,749	3,033,058	1,623
Total commercial and industrial	23,119	24,675	5,312	53,106	13,126,405	13,179,511	2,619
Commercial real estate - income producing	879	—	1,174	2,053	3,558,938	3,560,991	—
Construction and land development	4,029	242	133	4,404	1,699,188	1,703,592	54
Residential mortgages	28,208	11,056	17,346	56,610	3,035,995	3,092,605	293
Consumer	8,845	2,806	4,407	16,058	1,561,289	1,577,347	1,619
Total loans	$65,080	$38,779	$28,372	$132,231	$22,981,815	$23,114,046	$4,585

Credit Quality Indicators

The following tables present the credit quality indicators by segment and portfolio class of loans at December 31, 2023 and December 31, 2022.

	December 31, 2023
($ in thousands)	Commercial Non- Real Estate	Commercial Real Estate - Owner Occupied	Total Commercial and Industrial	Commercial Real Estate - Income Producing	Construction and Land Development	Total Commercial
Grade:
Pass	$9,524,018	$3,016,277	$12,540,295	$3,799,004	$1,542,460	$17,881,759
Pass-Watch	234,211	52,027	286,238	139,932	7,460	433,630
Special Mention	11,486	6,647	18,133	40,826	356	59,315
Substandard	187,569	18,812	206,381	7,181	815	214,377
Doubtful	—	—	—	—	—	—
Total	$9,957,284	$3,093,763	$13,051,047	$3,986,943	$1,551,091	$18,589,081

	December 31, 2022
($ in thousands)	Commercial Non- Real Estate	Commercial Real Estate - Owner Occupied	Total Commercial and Industrial	Commercial Real Estate - Income Producing	Construction and Land Development	Total Commercial
Grade:
Pass	$9,641,117	$2,912,057	$12,553,174	$3,440,648	$1,690,756	$17,684,578
Pass-Watch	284,843	49,093	333,936	111,587	12,097	457,620
Special Mention	79,980	6,267	86,247	3,810	196	90,253
Substandard	140,513	65,641	206,154	4,946	543	211,643
Doubtful	—	—	—	—	—	—
Total	$10,146,453	$3,033,058	$13,179,511	$3,560,991	$1,703,592	$18,444,094

	December 31, 2023			December 31, 2022
($ in thousands)	Residential Mortgage	Consumer	Total	Residential Mortgage	Consumer	Total
Performing	$3,859,935	$1,438,209	$5,298,144	$3,066,319	$1,570,186	$4,636,505
Nonperforming	26,137	8,555	34,692	26,286	7,161	33,447
Total	$3,886,072	$1,446,764	$5,332,836	$3,092,605	$1,577,347	$4,669,952

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

Residential and Consumer:

•
Performing – accruing loans
•
Nonperforming – loans for which there are good reasons to doubt that payments will be made in full. Nonperforming loans include all loans with nonaccrual status and, prior to January 1, 2023, all loans that were modified in a troubled debt restructuring are classified as nonperforming.

Vintage Analysis

The following tables present credit quality disclosures of amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing at December 31, 2023 and 2022. The Company defines vintage as the later of origination, renewal or restructure date.

	Term Loans							Revolving Loans
December 31, 2023	Amortized Cost Basis by Origination Year						Revolving	Converted to
($ in thousands)	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
Commercial Non-Real Estate:
Pass	$1,557,202	$1,812,370	$1,106,433	$483,739	$398,626	$923,143	$3,186,189	$56,316	$9,524,018
Pass-Watch	30,360	60,228	20,730	8,245	4,988	9,117	94,252	6,291	234,211
Special Mention	411	6,206	936	27	26	836	2,620	424	11,486
Substandard	48,264	48,178	18,882	8,058	3,079	1,660	54,453	4,995	187,569
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,636,237	$1,926,982	$1,146,981	$500,069	$406,719	$934,756	$3,337,514	$68,026	$9,957,284
Gross Charge-offs	$7,885	$1,179	$1,484	$27,000	$81	$1,750	$11,971	$8,480	$59,830
Commercial Real Estate - Owner Occupied:
Pass	$374,466	$689,626	$620,272	$501,054	$284,032	$493,707	$40,533	$12,587	$3,016,277
Pass-Watch	2,574	9,587	9,654	3,451	8,791	17,581	389	—	52,027
Special Mention	837	—	617	—	110	5,083	—	—	6,647
Substandard	2,322	4,956	967	1,295	584	7,374	1,314	—	18,812
Doubtful	—	—	—	—	—	—	—	—	—
Total	$380,199	$704,169	$631,510	$505,800	$293,517	$523,745	$42,236	$12,587	$3,093,763
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate - Income Producing:
Pass	$456,334	$953,501	$966,402	$618,003	$323,344	$367,010	$65,486	$48,924	$3,799,004
Pass-Watch	9,469	3,064	3,886	75,182	23,827	22,504	2,000	—	139,932
Special Mention	156	32,255	—	354	—	8,061	—	—	40,826
Substandard	4,086	1,921	286	—	122	766	—	—	7,181
Doubtful	—	—	—	—	—	—	—	—	—
Total	$470,045	$990,741	$970,574	$693,539	$347,293	$398,341	$67,486	$48,924	$3,986,943
Gross Charge-offs	$73	$—	$—	$—	$—	$—	$—	$—	$73
Construction and Land Development:
Pass	$388,453	$676,687	$248,036	$62,086	$6,008	$18,834	$139,587	$2,769	$1,542,460
Pass-Watch	3,067	2,820	827	83	128	323	212	—	7,460
Special Mention	294	—	—	—	62	—	—	—	356
Substandard	—	87	96	49	9	279	295	—	815
Doubtful	—	—	—	—	—	—	—	—	—
Total	$391,814	$679,594	$248,959	$62,218	$6,207	$19,436	$140,094	$2,769	$1,551,091
Gross Charge-offs	$—	$7	$54	$—	$—	$11	$—	$—	$72
Residential Mortgage:
Performing	$439,024	$910,361	$950,400	$489,262	$176,041	$891,232	$3,615	$—	$3,859,935
Nonperforming	561	2,233	3,260	730	2,366	16,987	—	—	26,137
Total	$439,585	$912,594	$953,660	$489,992	$178,407	$908,219	$3,615	$—	$3,886,072
Gross Charge-offs	$—	$—	$—	$—	$—	$55	$—	$—	$55
Consumer Loans:
Performing	$75,615	$59,454	$36,693	$28,076	$31,802	$39,150	$1,144,401	$23,018	$1,438,209
Nonperforming	176	237	245	438	445	2,528	369	4,117	8,555
Total	$75,791	$59,691	$36,938	$28,514	$32,247	$41,678	$1,144,770	$27,135	$1,446,764
Gross Charge-offs	$567	$2,388	$1,473	$215	$573	$824	$7,735	$1,618	$15,393

	Term Loans							Revolving Loans
December 31, 2022	Amortized Cost Basis by Origination Year						Revolving	Converted to
($ in thousands)	2022	2021	2020	2019	2018	Prior	Loans	Term Loans	Total
Commercial Non-Real Estate:
Pass	$2,600,656	$1,450,689	$679,355	$569,842	$267,025	$763,122	$3,193,769	$116,659	$9,641,117
Pass-Watch	68,307	38,949	31,841	11,757	8,237	49,577	66,339	9,836	284,843
Special Mention	30,276	13,625	2,443	4,406	322	1,654	25,184	2,070	79,980
Substandard	29,667	13,807	11,766	21,667	12,792	1,250	39,213	10,351	140,513
Doubtful	—	—	—	—	—	—	—	—	—
Total	$2,728,906	$1,517,070	$725,405	$607,672	$288,376	$815,603	$3,324,505	$138,916	$10,146,453
Commercial Real Estate - Owner Occupied:
Pass	$630,121	$650,742	$537,849	$328,364	$265,437	$447,707	$46,730	$5,107	$2,912,057
Pass-Watch	7,129	5,299	3,743	13,301	10,872	7,706	893	150	49,093
Special Mention	—	—	544	822	1,231	3,670	—	—	6,267
Substandard	19,899	547	6,715	7,663	7,543	21,465	1,000	809	65,641
Doubtful	—	—	—	—	—	—	—	—	—
Total	$657,149	$656,588	$548,851	$350,150	$285,083	$480,548	$48,623	$6,066	$3,033,058

Commercial Real Estate - Income Producing:
Pass	$894,522	$795,378	$660,235	$420,435	$232,145	$317,446	$113,487	$7,000	$3,440,648
Pass-Watch	1,027	18,070	58,256	20,865	12,066	836	467	—	111,587
Special Mention	235	—	708	2,325	166	376	—	—	3,810
Substandard	415	—	2,785	8	1,240	498	—	—	4,946
Doubtful	—	—	—	—	—	—	—	—	—
Total	$896,199	$813,448	$721,984	$443,633	$245,617	$319,156	$113,954	$7,000	$3,560,991

Construction and Land Development:
Pass	$663,735	$711,731	$148,579	$9,198	$15,360	$10,854	$128,842	$2,457	$1,690,756
Pass-Watch	8,233	1,944	643	559	199	450	69	—	12,097
Special Mention	—	—	—	196	—	—	—	—	196
Substandard	35	55	—	12	61	380	—	—	543
Doubtful	—	—	—	—	—	—	—	—	—
Total	$672,003	$713,730	$149,222	$9,965	$15,620	$11,684	$128,911	$2,457	$1,703,592

Residential Mortgage:
Performing	$631,339	$694,104	$518,705	$192,431	$107,675	$918,918	$3,147	$—	$3,066,319
Nonperforming	1,058	2,434	716	1,196	2,080	18,802	—	—	26,286
Total	$632,397	$696,538	$519,421	$193,627	$109,755	$937,720	$3,147	$—	$3,092,605
Consumer Loans:
Performing	$103,742	$58,248	$45,641	$62,715	$41,559	$40,489	$1,212,958	$4,834	$1,570,186
Nonperforming	193	198	228	758	381	3,341	459	1,603	7,161
Total	$103,935	$58,446	$45,869	$63,473	$41,940	$43,830	$1,213,417	$6,437	$1,577,347
Residential Mortgage Loans in Process of Foreclosure

Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. Included in loans are $7.1 million and $4.9 million of consumer loans secured by single family residential mortgage real estate that are in process of foreclosure as of December 31, 2023 and 2022, respectively. In addition to the single family residential real estate loans in process of foreclosure, the Company also held $1.6 million and $0.4 million of foreclosed single family residential properties in other real estate owned as of December 31, 2023 and 2022, respectively.

Loans Held for Sale

Loans held for sale totaled $26.1 million and $26.4 million, respectively, at December 31, 2023 and 2022. At December 31, 2023, residential mortgage loans carried at the fair value option totaled $13.3 million with an unpaid principal balance of $12.9 million. All other loans held for sale are carried at lower of cost or market.

Note 4. Property and Equipment

Property and equipment consisted of the following at December 31, 2023 and 2022:

	December 31,
($ in thousands)	2023	2022
Land and land improvements	$63,016	$68,016
Buildings and leasehold improvements	310,052	323,305
Furniture, fixtures and equipment	128,567	121,796
Software	105,480	103,022
Assets under development	13,270	15,917
Property and equipment, gross	620,385	632,056
Accumulated depreciation and amortization	(318,746)	(303,451)
Property and equipment, net	$301,639	$328,605

Assets under development is comprised primarily of software design and implementation costs.

Depreciation and amortization expense was $34.7 million, $31.6 million and $29.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Property and Equipment Held for Sale

Certain of the Company’s property and equipment meet the criteria to be classified as assets held for sale. The carrying values of such assets were $0.3 million and $2.9 million at December 31, 2023 and 2022, respectively, and were reported within Other Assets in the consolidated balance sheets. For more information on the Company’s policy for accounting for assets held for sale, refer to Note 1 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements.

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

The following tables present supplemental information pertaining to operating leases at and for the years ended December 31, 2023 and 2022.

	Years ended December 31,
($ in thousands)	2023	2022
Cash paid for amounts included in the measurement of lease liabilities for operating leases	$16,903	$16,564
Right of use assets obtained in exchange for lease liabilities	9,606	6,800

	December 31,
	2023	2022
Weighted average remaining lease term (in years)	10.82	12.03
Weighted average discount rate	3.66%	3.41%

The following table sets forth the maturities of the Company’s lease liabilities and the present value discount at December 31, 2023.

($ in thousands)
2024	$18,240
2025	17,992
2026	16,653
2027	15,602
2028	13,807
Thereafter	72,568
Total	$154,862
Present value discount	(29,244)
Lease liability	$125,618

The following table sets forth the components of the Company’s lease expense for the years ended December 31, 2023, 2022 and 2021.

	Years ended December 31,
($ in thousands)	2023	2022	2021
Operating lease expense	$16,545	$16,881	$17,757
Short-term lease expense	144	209	135
Variable lease expense	243	63	105
Sublease income	(403)	(508)	(320)
Total	$16,529	$16,645	$17,677

At December 31, 2023, the Company had not entered into any material leases that had not yet commenced.

Note 6. Goodwill and Other Intangible Assets

Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired or the excess of the fair value of the net liabilities assumed over the consideration received in a business combination. The carrying amount of goodwill was $855.5 million at both December 31, 2023 and 2022.

The Company completed its annual impairment test of goodwill as of September 30, 2023 and concluded that its goodwill was not impaired. The Company first performed a qualitative (“Step Zero”) assessment that involved the examination of changes in macroeconomic conditions, industry and market conditions, overall financial performance, cost factors and other relevant entity-specific events, including changes in management and other key personnel and changes in the share price of the Company’s common stock. As a result of the assessment, the Company concluded that it is more likely than not that the fair value of goodwill is greater than the carrying amount. However, in accordance with the Company’s policy to ensure goodwill is periodically reviewed, a quantitative assessment was performed using multiple approaches. These methods included an income approach using the discounted net present value of estimated future cash flows and three market approaches using transaction or price-to-forward earnings multiples, price to tangible book value methodologies using the actual price paid in recent acquisition transactions for similar entities and a market capitalization approach using the Company’s stock price observed during the fourth quarter. The results from each of the approaches were weighted equally, with the valuation of the reporting unit approximately 36% in excess of net book value at September 30, 2023. Individually no valuation method resulted in estimated fair value less than the Company’s carrying value.

Valuation techniques employed by the Company require significant assumptions. Depending upon the specific approach, assumptions are made regarding the economic environment, expected net interest margins, growth rates, discount rate used to present value future cash flows, control premiums, and price-to-forward earnings and price to-tangible-book-value multiples. Changes to any one of these assumptions could result in significantly different results. Changes in the amount and/or timing of the Company’s expected future cash flows or estimated growth rates, a decline in the price of the Company’s common stock relative to our book value per share, and/or deterioration in the economic environment beyond current estimates could result in an impairment charge to goodwill in future reporting periods.

No goodwill impairment charges were recognized during the years ended December 31, 2023, 2022 or 2021.

Identifiable intangible assets with finite lives are amortized over the periods benefited and are evaluated for impairment similar to other long-lived assets. The purchase and carrying values of intangible assets subject to amortization at December 31, 2023 and 2022 were as follows:

	December 31, 2023
	Purchase	Accumulated	Carrying
($ in thousands)	Value	Amortization	Value
Core deposit intangibles	$235,845	$209,658	$26,187
Credit card and trust relationships	49,962	31,512	18,450
Total	$285,807	$241,170	$44,637

	December 31, 2022
	Purchase	Accumulated	Carrying
($ in thousands)	Value	Amortization	Value
Core deposit intangibles	$235,845	$200,045	$35,800
Credit card and trust relationships	49,962	29,569	20,393
Total	$285,807	$229,614	$56,193

Aggregate amortization expense by category of finite lived intangible assets for the years ended December 31, 2023, 2022, and 2021 are as follows:

	Years Ended December 31,
($ in thousands)	2023	2022	2021
Core deposit intangibles	$9,613	$11,909	$14,304
Credit card and trust relationships	1,943	2,124	2,361
Total	$11,556	$14,033	$16,665

At December 31, 2023, the weighted-average remaining life of core deposit intangibles was approximately 8 years, and the weighted-average remaining life of other identifiable intangibles was approximately 12 years.

The following table shows estimated amortization expense of other intangible assets at December 31, 2023 for the five succeeding years and all years thereafter, calculated based on current amortization schedules.

($ in thousands)
2024	$9,413
2025	7,985
2026	5,322
2027	3,682
2028	3,306
Thereafter	14,929
Total	$44,637

Note 7. Other Assets

Significant balances included in Other Assets in the Consolidated Balance Sheets at December 31, 2023 and 2022 are presented below.

	December 31,
($ in thousands)	2023	2022
FHLB stock	$138,994	$65,466
Derivative collateral	96,176	27,852
Derivative assets	90,712	109,497
Income tax receivable	57,761	35,042
Investments in small business investment and other companies	60,686	57,946
Investments in low income housing tax credit entities	29,583	32,968
Other	42,972	51,714
Total	$516,884	$380,485

The Company invests in certain affordable housing project limited partnerships that are qualified low-income housing tax credit developments. These investments are considered variable interest entities for which the Company is not the primary beneficiary and, therefore, are not consolidated. The tax credits, when realized, will be reflected in the consolidated statements of income as a reduction of income tax expense. Excluding accumulated amortization, the Company’s investments in affordable housing limited partnerships totaled $37.8 million and $37.5 million at December 31, 2023 and 2022, respectively.

Note 8. Deposits

The following table presents a detail of deposits at December 31, 2023 and 2022:

	December 31,
($ in thousands)	2023	2022
Noninterest-bearing deposits	$11,030,515	$13,645,113
Interest-bearing retail transaction and savings deposits	10,680,741	10,757,495
Interest-bearing public fund deposits
Public fund transaction and savings deposits	3,069,341	3,132,828
Public fund time deposits	73,674	111,397
Total interest-bearing public fund deposits	3,143,015	3,244,225
Retail time deposits	4,246,027	1,418,596
Brokered time deposits	589,761	4,920
Total interest-bearing deposits	18,659,544	15,425,236
Total deposits	$29,690,059	$29,070,349

The maturity of time deposits at December 31, 2023 follows.

($ in thousands)
2024	$4,835,794
2025	38,893
2026	16,814
2027	10,972
2028	6,146
Thereafter	843
Total time deposits	$4,909,462

Certificates of deposit in amounts greater than or equal to $250,000 totaled approximately $1.6 billion at December 31, 2023.

Note 9. Short-Term Borrowings

The following table presents information concerning short-term borrowings at and for the years ended December 31, 2023 and 2022:

	December 31,
($ in thousands)	2023	2022
Federal funds purchased:
Amount outstanding at period end	$350	$1,850
Average amount outstanding during period	7,525	13,176
Maximum amount at any month end during period	100,350	2,350
Weighted-average interest at period end	4.90%	3.90%
Weighted-average interest rate during period	5.70%	2.82%
Securities sold under agreements to repurchase:
Amount outstanding at period end	$454,479	$444,421
Average amount outstanding during period	513,306	536,727
Maximum amount at any month end during period	625,773	640,592
Weighted-average interest at period end	1.16%	0.53%
Weighted-average interest rate during period	1.36%	0.21%
FHLB borrowings:
Amount outstanding at period end	$700,000	$1,425,000
Average amount outstanding during period	1,172,603	808,784
Maximum amount at any month end during period	3,100,000	1,425,000
Weighted-average interest at period end	5.58%	4.70%
Weighted-average interest rate during period	5.05%	1.82%

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

The $700 million of FHLB borrowings at December 31, 2023 consists of one fixed rate note entered into on December 29, 2023, that matured on January 2, 2024. The $1.4 billion of FHLB borrowing at December 31, 2022 consisted of one fixed rate note that matured on January 3, 2023.

Note 10. Long-Term Debt

At December 31, 2023 and 2022, long-term debt was comprised of the following:

	December 31,
($ in thousands)	2023	2022
Subordinated notes payable, maturing June 2060	$172,500	$172,500
Other long-term debt	69,349	75,261
Less: unamortized debt issuance costs	(5,532)	(5,684)
Total long-term debt	$236,317	$242,077

The following table sets forth unamortized debt issuance costs associated with the respective debt instruments at December 31, 2023:

		Unamortized
		Debt
		Issuance
($ in thousands)	Principal	Costs
Subordinated notes payable, maturing June 2060	$172,500	$5,532
Other long-term debt	69,349	—
Total	$241,849	$5,532

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional or contractual amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at December 31, 2023 and 2022.

		December 31, 2023			December 31, 2022
			Derivative (1)			Derivative (1)
($ in thousands)	Type of Hedge	Notional or Contractual Amount	Assets	Liabilities	Notional or Contractual Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate loans	Cash Flow	$1,550,000	$—	$73,611	$2,100,000	$2,301	$112,262
Interest rate swaps - securities	Fair Value	477,500	22,819	—	716,000	43,501	—
		$2,027,500	$22,819	$73,611	$2,816,000	$45,802	$112,262
Derivatives not designated as hedging instruments:
Interest rate swaps	N/A	$5,128,144	$131,271	$129,994	$4,620,544	$172,242	$169,712
Risk participation agreements	N/A	364,906	34	18	298,729	1	13
Forward commitments to sell residential mortgage loans	N/A	13,355	—	286	10,930	8	113
Interest rate-lock commitments on residential mortgage loans	N/A	18,563	372	—	13,819	161	8
To Be Announced (TBA) securities	N/A	13,500	—	47	10,000	78	7
Foreign exchange forward contracts	N/A	83,134	1,864	1,840	123,106	1,643	1,594
Visa Class B derivative contract	N/A	42,617	—	1,342	43,111	—	1,883
		$5,664,219	$133,541	$133,527	$5,120,239	$174,133	$173,330
Total derivatives		$7,691,719	$156,360	$207,138	$7,936,239	$219,935	$285,592
Less: netting adjustments (2)			(65,648)	—		(110,438)	(81,471)
Total derivate assets/liabilities			$90,712	$207,138		$109,497	$204,121

(1) Derivative assets and liabilities are reported in other assets or other liabilities, respectively, in the consolidated balance sheets.

(2) Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty. See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans. For each agreement, the Company receives interest at a fixed rate and pays at a variable rate. During the year ended December 31, 2021, the Company terminated six cash flow hedges and received cash of approximately $23.7 million. During the year ended December 31, 2023, the Company terminated six agreements and paid $2.9 million. The net cash received/paid for these transactions was recorded as accumulated other comprehensive income (loss) and is being accreted into earnings through the original maturity dates of the respective contracts. Using the elections allowed for ASU 2022-06 "Reference Rate Return (Topic 848)," as amended, the Company converted all of its LIBOR-based swaps to SOFR and replaced the variable rate loan pools with SOFR based instruments during the second quarter of 2023, with minimal impact to financial results. The notional amounts of the swap agreements in place at December 31, 2023 expire as follows: $50 million in 2025; $475 million in 2026, $925 million in 2027 and $100 million thereafter.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps on securities available for sale

The Company is party to forward-starting fixed payer swaps that convert the latter portion of the term of certain available for sale securities to a floating rate. These derivative instruments are designated as fair value hedges of interest rate risk. This strategy provides the Company with a fixed rate coupon during the front-end unhedged tenor of the bonds and results in a floating rate security during the back-end hedged tenor, with hedged start dates between January 2025 and July 2026, and maturity dates from December 2027 through March 2031. The fair value of the hedged item attributable to interest rate risk will be presented in interest income along with the fair value of the hedging instrument.

The hedged available for sale securities are part of a closed portfolio of pre-payable commercial mortgage backed securities. In accordance with ASC 815, prepayment risk may be excluded when measuring the change in fair value of such hedged items attributable to interest rate risk under the portfolio layer method (formerly referred to as last-of-layer). At December 31, 2023, the amortized cost basis of the closed portfolio of pre-payable commercial mortgage backed securities totaled $514.4 million, excluding any basis adjustment. The amount that represents the hedged items was $454.6 million and the basis adjustment associated with the hedged items was a loss of $22.9 million.

The Company terminated 25 fair value swap agreements during the year ended December 31, 2022, and received cash of approximately $90.6 million. The Company terminated four fair value swap agreements during the year ended December 31, 2023 and received cash of approximately $19.3 million. At the time of termination, the value of the swap was recorded as an adjustment to the book value of the underlying security, thereby changing its current book yield and extending its duration, if held, or impacting the net gain or loss, if sold.

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

The contract includes a contingent accelerated termination clause based on the credit ratings of the Company. At December 31, 2023 and 2022, the fair value of the liability associated with this contract was $1.3 million and $1.9 million respectively. Refer to Note 20 – Fair Value of Financial Instruments for discussion of the valuation inputs and process for this derivative liability.

LIBOR Transition

Using the elections allowed for ASU 2022-06 "Reference Rate Return (Topic 848)," as amended, and in accordance with the Federal Reserve Bank Board’s Final Rule published pursuant to the authority granted under the LIBOR Act, all of the Company’s remaining derivative instruments with LIBOR based indexes were transitioned to the Fallback Rate SOFR benchmark as recommended by the International Swap and Derivatives Association effective July 1, 2023. Transitioned LIBOR based instruments included interest rate swaps and risk participation agreements with notional amounts totaling $3.5 billion and $163.5 million, respectively, at July 1, 2023. There was no material financial impact to the Company’s operating results from this transition.

Effect of Derivative Instruments on the Statements of Income

The effects of derivative instruments on the Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021 are presented in the table below.

		Years Ended December 31,
($ in thousands) Derivative Instruments:	Location of Gain (Loss) Recognized in the Statements of Income:	2023	2022	2021
Cash flow hedges:
Variable rate loans	Interest income - loans	$(40,714)	$9,928	$26,674
Fair value hedges:
Securities	Interest income - securities - taxable	11,945	4,963	(640)
Securities - termination	Noninterest income - securities transactions, net	2,725	1,620	2,499
Derivatives not designated as hedging:
Residential mortgage banking	Noninterest income - secondary mortgage market operations	753	2,918	1,568
Customer and all other instruments	Noninterest income - other noninterest income	420	5,832	13,477
Total gain (loss)		$(24,871)	$25,261	$43,578

Credit Risk-Related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as the downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. The Company is not in violation of any such provisions. The aggregate fair value of derivative instruments with credit risk-related contingent features that were in a net liability position at December 31, 2023 and 2022 was $65.6 million and $8.7 million, respectively, for which the Company had posted collateral of $66.0 million and $8.5 million, respectively.

Offsetting Assets and Liabilities

The Bank’s derivative instruments with certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero. Agreements with certain bilateral counterparties require both parties to maintain collateral in the event that the fair values of derivative instruments exceed established exposure thresholds. For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses. Offsetting information in regards to all derivative assets and liabilities, including accrued interest subject to these master netting agreements at December 31, 2023 and 2022 is presented in the following tables:

As of December 31, 2023
		Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts Recognized	Statement of Financial Position	Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$152,740	$(68,282)	$84,458	$84,458	$—	$—
Derivative Liabilities	$87,567	$—	$87,567	$84,458	$96,176	$(93,067)

As of December 31, 2022
		Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts Recognized	Statement of Financial Position	Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$223,072	$(112,338)	$110,734	$32,601	$27,852	$105,985
Derivative Liabilities	$116,395	$(83,794)	$32,601	$32,601	$—	$—

The Company has excess posted collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

Note 12. Stockholders’ Equity

Common Shares Outstanding

Common shares outstanding excludes treasury shares of 6.3 million and 6.3 million with a first-in-first-out cost basis of $236.7 million and $238.6 million at December 31, 2023 and 2022, respectively. Shares outstanding also excludes unvested restricted share awards of $0.3 million and $0.7 million at December 31, 2023 and 2022, respectively.

Stock Buyback Programs

On January 26, 2023, the Company’s board of directors approved a stock buyback program whereby the Company is authorized to repurchase up to approximately 4.3 million shares of its common stock through the program’s expiration date of December 31, 2024. The program allows the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions. The Company is not obligated to purchase any shares under this program, and the board of directors has the ability to terminate or amend the program at any time prior to the expiration date. To date, the Company has not repurchased shares under this program.

Prior to its expiration on December 31, 2022, the Company had in place a stock repurchase program authorized by the board of directors on April 22, 2021, whereby the Company was authorized to repurchase up to approximately 4.3 million shares of its common stock. The program allowed the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions. During the year ended December

31, 2022, the Company repurchased 1,204,368 shares of its common stock at an average cost of $48.90 per share, inclusive of commissions. In total, the Company repurchased 1,654,244 million shares at an average cost of $48.77 per share under this plan.

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

A rollforward of the components of Accumulated Other Comprehensive Income (Loss) is presented in the table that follows:

($ in thousands)	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Cash Flow Hedges	Equity Method Investment	Total
Balance, December 31, 2020	$171,224	$276	$(125,573)	$39,511	$(5,369)	$80,069
Net change in unrealized gain (loss)	(208,760)	—	—	(3,258)	438	(211,580)
Reclassification of net (gain) loss realized and included in earnings	2,166	—	4,555	(26,674)	4,468	(15,485)
Valuation adjustments to pension plan attributable to VERIP and curtailment	—	—	59,606	—	—	59,606
Other valuation adjustments for employee benefit plans	—	—	(6,735)	—	—	(6,735)
Amortization of unrealized net gain on securities transferred to held to maturity	—	(158)	—	—	—	(158)
Income tax (expense) benefit	46,407	35	(12,799)	6,705	—	40,348
Balance, December 31, 2021	$11,037	$153	$(80,946)	$16,284	$(463)	$(53,935)
Net change in unrealized gain (loss)	(785,538)	—	—	(113,171)	468	(898,241)
Reclassification of net (gain) loss realized and included in earnings	1,707	—	2,274	(9,928)	—	(5,947)
Valuation adjustments to employee benefit plans	—	—	(24,139)	—	—	(24,139)
Transfer of net unrealized loss from AFS to HTM securities portfolio	15,405	(15,405)	—	—	—	—
Amortization of unrealized net loss on securities transferred to held to maturity	—	1,355	—	—	—	1,355
Income tax benefit	172,981	3,163	4,859	27,722	—	208,725
Balance, December 31, 2022	$(584,408)	$(10,734)	$(97,952)	$(79,093)	$5	$(772,182)
Net change in unrealized gain (loss)	104,543	—	—	(13,850)	368	91,061
Reclassification of net loss realized and included in earnings	68,105	—	6,800	40,714	—	115,619
Valuation adjustments to employee benefit plans	—	—	(13,325)	—	—	(13,325)
Amortization of unrealized net loss on securities transferred to held to maturity	—	1,747	—	—	—	1,747
Income tax (expense) benefit	(38,988)	(398)	1,416	(6,077)	—	(44,047)
Balance, December 31, 2023	$(450,748)	$(9,385)	$(103,061)	$(58,306)	$373	$(621,127)

The following table shows the line items in the consolidated statements of income affected by amounts reclassified from AOCI:

Amount reclassified from AOCI (a)	Year Ended December 31,		Increase (decrease) in affected line
($ in thousands)	2023	2022	item in the income statement
Amortization of unrealized net loss on securities transferred to HTM	$1,747	$1,355	Interest income
Tax effect	(398)	(305)	Income taxes
Net of tax	1,349	1,050	Net income
Loss on sale of AFS securities	(68,105)	(1,707)	Securities transactions, net
Tax effect	15,380	385	Income taxes
Net of tax	(52,725)	(1,322)	Net income
Amortization of defined benefit pension and post-retirement items	(6,800)	(2,274)	Other noninterest expense
Tax effect	1,476	505	Income taxes
Net of tax	(5,324)	(1,769)	Net income
Reclassification of unrealized loss on cash flow hedges	(47,285)	(1,748)	Interest income
Tax effect	10,697	394	Income taxes
Net of tax	(36,588)	(1,354)	Net income
Amortization of gain on terminated cash flow hedges	6,571	11,676	Interest income
Tax effect	(1,486)	(2,629)	Income taxes
Net of tax	5,085	9,047	Net income
Total reclassifications, net of tax	$(88,203)	$5,652	Net income

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

To evaluate capital adequacy, regulators compare an institution’s regulatory capital ratios with their agency guidelines, as well as with the guidelines established as part of the uniform regulatory framework for prompt corrective supervisory action toward financial institutions. The framework for prompt corrective action categorizes capital levels into one of five classifications rating from well-capitalized to critically under-capitalized. For an institution to be eligible to be classified as well capitalized its Total risk-based capital ratios must be at least 10.0% for total capital, 6.5% for Common Equity Tier 1 and 8.0% for Tier 1 capital, and its leverage ratio must be at least 5.0%. In reaching an overall conclusion on capital adequacy or assigning a classification under the uniform framework, regulators also consider other subjective and quantitative measures of risk associated with an institution. The Company and the Bank were deemed to be well capitalized based upon the most recent notifications from their regulators. There are no conditions or events since those notifications that management believes would change the classifications. At December 31, 2023 and 2022, the Company and the Bank were in compliance with all of their respective minimum regulatory capital requirements.

Following is a summary of the actual regulatory capital amounts and ratios for the Company and the Bank together with corresponding regulatory capital requirements at December 31, 2023 and 2022.

	Actual		Required for Minimum Capital Adequacy		Required To Be Well Capitalized
($ in thousands)	Amount	Ratio %	Amount	Ratio %	Amount	Ratio %
At December 31, 2023
Tier 1 leverage capital
Hancock Whitney Corporation	$3,584,474	10.10	$1,419,209	4.00	$1,774,011	5.00
Hancock Whitney Bank	3,493,531	9.86	1,417,854	4.00	1,772,318	5.00
Common equity tier 1 (to risk weighted assets)
Hancock Whitney Corporation	$3,584,474	12.33	$1,308,034	4.50	$1,889,383	6.50
Hancock Whitney Bank	3,493,531	12.03	1,306,464	4.50	1,887,115	6.50
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	$3,584,474	12.33	$1,744,046	6.00	$2,325,394	8.00
Hancock Whitney Bank	3,493,531	12.03	1,741,952	6.00	2,322,603	8.00
Total capital (to risk weighted assets)
Hancock Whitney Corporation	$4,049,245	13.93	$2,325,394	8.00	$2,906,743	10.00
Hancock Whitney Bank	3,785,802	13.04	2,322,603	8.00	2,903,254	10.00
At December 31, 2022
Tier 1 leverage capital
Hancock Whitney Corporation	$3,279,419	9.53	$1,376,092	4.00	$1,720,115	5.00
Hancock Whitney Bank	3,279,536	9.54	1,374,761	4.00	1,718,451	5.00
Common equity tier 1 (to risk weighted assets)
Hancock Whitney Corporation	$3,279,419	11.41	$1,293,035	4.50	$1,867,717	6.50
Hancock Whitney Bank	3,279,536	11.43	1,291,467	4.50	1,865,453	6.50
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	$3,279,419	11.41	$1,724,046	6.00	$2,298,728	8.00
Hancock Whitney Bank	3,279,536	11.43	1,721,956	6.00	2,295,942	8.00
Total capital (to risk weighted assets)
Hancock Whitney Corporation	$3,726,834	12.97	$2,298,728	8.00	$2,873,411	10.00
Hancock Whitney Bank	3,554,451	12.39	2,295,942	8.00	2,869,927	10.00

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

Note 13. Other Noninterest Income and Other Noninterest Expense

The components of other noninterest income and other noninterest expense are as follows:

	Years Ended December 31,
($ in thousands)	2023	2022	2021
Other noninterest income:
Income from bank-owned life insurance	$15,454	$15,881	$18,330
Credit-related fees	12,557	10,483	11,001
Income from derivatives	420	5,832	13,477
Net gains on sales of premises, equipment and other assets	19,388	3,096	1,423
Other miscellaneous income	23,617	18,619	30,570
Total other noninterest income	$71,436	$53,911	$74,801
Other noninterest expense:
Corporate value and franchise taxes	$20,355	$16,744	$14,478
Advertising	13,454	13,783	12,441
Telecommunication and postage	10,773	11,870	12,646
Entertainment and contributions	10,664	10,336	7,867
Tax credit investment amortization	5,791	4,768	4,436
Travel expenses	5,469	4,336	2,697
Printing and supplies	4,073	3,795	3,728
Other retirement expense	(13,460)	(29,693)	(27,941)
Loss on facilities and equipment from consolidation	—	—	13,863
Loss on extinguishment of debt	—	—	4,165
Other miscellaneous expense	31,573	22,256	32,829
Total other noninterest expense	$88,692	$58,195	$81,209

Note 14. Income Taxes

Income tax expense (benefit) included in net income consisted of the following components:

	Years Ended December 31,
($ in thousands)	2023	2022	2021
Included in net income
Current federal	$72,884	$142,433	$86,858
Current state	10,656	14,840	7,607
Total current provision	83,540	157,273	94,465
Deferred federal	12,139	(23,556)	7,035
Deferred state	1,847	1,390	3,341
Total deferred provision	13,986	(22,166)	10,376
Total expense included in net income	$97,526	$135,107	$104,841

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

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
($ in thousands)	2023	2022
Deferred tax assets:
Allowance for loan losses	$76,407	$77,045
Loan purchase accounting adjustments	164	485
State net operating loss	3,348	3,591
Lease liability	28,226	26,207
Net unrealized losses on securities available-for-sale and cash flow hedges	148,825	195,090
Derivatives	26,344	38,082
Other	15,553	10,085
Gross deferred tax assets	298,867	350,585
Valuation allowance	(5,145)	(3,591)
Net deferred tax assets	$293,722	$346,994
Deferred tax liabilities:
Employee compensation and benefits	$(9,895)	$(8,399)
Fixed assets & intangibles	(28,129)	(26,589)
Lease financing	(56,576)	(52,385)
Right-of-use asset	(23,773)	(21,809)
Other	(21,965)	(26,394)
Gross deferred tax liabilities	$(140,338)	$(135,576)
Net deferred tax asset	$153,384	$211,418

Reported income tax expense (benefit) differed from amounts computed by applying the statutory income tax rate of 21% for the years ended December 31, 2023, 2022 and 2021 to earnings or loss before income taxes. Historically, the primary differences have been due to tax-exempt income, federal and state tax credits and excess tax benefits from stock-based compensation. The main source of tax credits has been investments in tax-advantaged securities and tax credit projects. These investments are made primarily in the markets we serve and directed at tax credits issued under the Federal and State New Market Tax Credit (“NMTC”) programs, Low-Income Housing Tax Credit (“LIHTC”) programs, as well as pre-2018 Qualified Zone Academy Bonds (“QZAB”) and Qualified School Construction Bonds (“QSCB”). A summary of the factors that impacted income tax expense follows.

	2023		2022		2021
($ in thousands)	Amount	%	Amount	%	Amount	%
Taxes computed at statutory rate	$102,927	21.0%	$138,431	21.0%	$119,292	21.0%
Increases (decreases) in taxes resulting from:
State income taxes, net of federal income tax benefit	10,323	2.1%	13,272	2.0%	9,048	1.6%
Tax-exempt interest	(8,755)	(1.8%)	(8,612)	(1.3%)	(9,100)	(1.6%)
Life insurance contracts	(4,020)	(0.8%)	(1,812)	(0.3%)	(2,653)	(0.5%)
Tax credits	(9,443)	(1.9%)	(8,039)	(1.2%)	(7,889)	(1.4%)
Employee share-based compensation	(505)	(0.1%)	(2,084)	(0.3%)	(1,671)	(0.3%)
FDIC assessment disallowance	2,893	0.6%	1,836	0.3%	1,609	0.3%
Net operating loss carryback under CARES act	—	—	238	—	(4,948)	(0.9%)
Other, net	4,106	0.8%	1,877	0.3%	1,153	0.3%
Income tax expense	$97,526	19.9%	$135,107	20.5%	$104,841	18.5%

The Company had approximately $57.0 million in state net operating loss carryforwards that originated in the tax years 2003 through 2023 and begin expiring in 2032. A $57.0 million gross state valuation allowance has been established for all non-bank entity level state net operating loss carryforwards, which translates to a net $3.3 million valuation allowance in the Company’s deferred tax inventory. The remainder of the allowance is related to deferred executive compensation. The impact of this valuation allowance is not material to the financial statements.

The tax benefit of a position taken or expected to be taken in a tax return should be recognized when it is more likely than not that the position will be sustained on its technical merits. The liability for unrecognized tax benefits was immaterial as of December 31, 2023, 2022 and 2021. The Company does not expect the liability for unrecognized tax benefits to change significantly during 2024. The Company recognizes interest and penalties, if any, related to income tax matters in income tax expense, and the amounts recognized during 2023, 2022 and 2021 were insignificant.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Generally, the federal returns for years prior to 2020 are no longer subject to examination. State returns that are open to examination vary by jurisdiction and are generally open three to four years.

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

A summary of the information used in the computation of earnings per common share follows.

	Years Ended December 31,
($ in thousands, except per share data)	2023	2022	2021
Numerator:
Net income to common shareholders	$392,602	$524,089	$463,215
Net income or dividends allocated to participating securities - basic and diluted	4,014	7,620	9,134
Net income allocated to common shareholders - basic and diluted	$388,588	$516,469	$454,081
Denominator:
Weighted-average common shares - basic	86,130	86,068	86,823
Dilutive potential common shares	293	326	204
Weighted average common shares - diluted	86,423	86,394	87,027
Earnings per common share:
Basic	$4.51	$6.00	$5.23
Diluted	$4.50	$5.98	$5.22

Potential common shares consist of stock options, nonvested performance-based awards, nonvested restricted stock units, and nonvested restricted share awards deferred under the Company’s nonqualified deferred compensation plan. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be antidilutive, i.e., increase earnings per share or reduce a loss per share. The weighted average of potentially dilutive common shares that were anti-dilutive totaled 100,391, 3,116 and 1,079 for the years ended December 31, 2023, 2022 and 2021, respectively, and were excluded from the calculation of diluted earnings per common diluted share for the respective periods.

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

The Company makes contributions to this plan in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws, plus such additional amounts as the Company may determine to be appropriate. The Company was not required to make a contribution to the Pension Plan during 2023 or 2022. The Company does not anticipate being required to make a contribution, nor does it anticipate making a discretionary contribution to the Pension Plan in 2024.

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

The Company’s 401(k) plan matching expense totaled $17.9 million, $17.3 million and $16.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.

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

The Company assumed certain trends in health care costs in the determination of the benefit obligations. The plans assumed a 6.25% increase in health costs, increasing to 7% in 2024, declining to 5.6% uniformly over a three year period, and then following the Getzen model thereafter. At December 31, 2023, the mortality assumption was based on Revised RP-2014 Employee and Healthy Annuitants Bottom Quartile Fully Generational Mortality Table for Males and Females - Projected with Improvement Scale MP-2021.

The following tables detail the changes in the benefit obligations and plan assets of the defined benefit plans for the years ended December 31, 2023 and 2022, as well as the funded status of the plans at each year end and the amounts recognized in the Company’s Consolidated Balance Sheets. The Company uses a December 31 measurement date for all defined benefit pension plans and other postretirement benefit plans.

	2023	2022	2023	2022
($ in thousands)	Pension Benefits		Other Post- Retirement Benefits
Change in benefit obligation
Benefit obligation at beginning of year	$495,746	$646,832	$13,796	$20,282
Service cost	7,916	11,438	34	59
Interest cost	23,854	14,639	622	375
Plan participants' contributions	—	—	691	794
Net actuarial gain (loss)	15,285	(152,009)	92	(5,906)
Benefits paid	(25,153)	(25,154)	(1,831)	(1,808)
Benefit obligation, end of year	517,648	495,746	13,404	13,796
Change in plan assets
Fair value of plan assets at beginning of year	700,535	859,883	—	—
Actual return on plan assets	48,497	(133,843)	—	—
Employer contributions	1,136	1,150	1,140	1,015
Plan participants' contributions	—	—	691	793
Benefit payments	(25,153)	(25,154)	(1,831)	(1,808)
Expenses	(1,951)	(1,501)	—	—
Fair value of plan assets, end of year	723,064	700,535	—	—
Funded status at end of year - net asset (liability)	$205,416	$204,789	$(13,404)	$(13,796)
Amounts recognized in accumulated other comprehensive loss
Unrecognized loss (gain) at beginning of year	$135,243	$108,121	$(8,837)	$(3,581)
Net actuarial loss (gain)	5,806	27,122	935	(5,256)
Unrecognized loss (gain) at end of year	$141,049	$135,243	$(7,902)	$(8,837)
Projected benefit obligation	$517,648	$495,746
Accumulated benefit obligation	493,800	472,843
Fair value of plan assets	723,064	700,535

The net funded status of $205.4 million for pension benefits plans includes an excess of plan assets over the benefit obligation of $216.8 million on the defined benefit pension plan, offset by an unfunded benefit obligation of $11.4 million for the nonqualified retirement plan.

Net actuarial gain is a significant component of the change in the projected benefit obligation of the Pension Plan for the year ended December 31, 2023. The actuarial gain was primarily driven by a change in the discount rate used in computing the projected benefit obligation at December 31, 2023.

The following table shows net periodic (benefit) cost included in expense and the changes in the amounts recognized in AOCI during 2023, 2022, and 2021.

	Years Ended December 31,
	2023	2022	2021	2023	2022	2021
($ in thousands)	Pension Benefits			Other Post-Retirement Benefits
Net periodic (benefit) cost
Service cost	$7,916	$11,438	$11,616	$34	$59	$93
Interest cost	23,854	14,639	13,476	622	375	348
Expected return on plan assets	(44,710)	(46,615)	(46,654)	—	—	—
Special termination benefits	—	—	16,052	—	—	4,173
Amortization of net (gain) loss/prior service cost	7,643	2,830	5,284	(843)	(650)	(729)
Net periodic (benefit) cost	(5,297)	(17,708)	(226)	(187)	(216)	3,885
Other changes in plan assets and benefit obligations recognized in other comprehensive income, before taxes
Net (loss) gain recognized during the year	(7,643)	(2,830)	(5,284)	843	650	729
Net actuarial loss (gain)	13,449	29,952	(51,365)	92	(5,906)	(1,506)
Total recognized in other comprehensive income	5,806	27,122	(56,649)	935	(5,256)	(777)
Total recognized in net periodic benefit cost and other comprehensive income	$509	$9,414	$(56,875)	$748	$(5,472)	$3,108
Discount rate for benefit obligations	4.83%	5.00%	2.77%	4.81%	4.98%	2.32%
Discount rate for net periodic benefit cost	5.00%	2.77%	2.40%	4.98%	2.32%	2.31%
Expected long-term return on plan assets	6.50%	5.50%	5.75%	n/a	n/a	n/a
Rate of compensation increase	scaled *	scaled *	scaled *	n/a	n/a	n/a

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

The following table presents expected plan benefit payments over the ten years succeeding December 31, 2023:

($ in thousands)	Pension	Post-Retirement	Total
2024	$27,992	$1,241	$29,233
2025	29,259	1,074	30,333
2026	30,610	884	31,494
2027	31,951	907	32,858
2028	33,096	908	34,004
2029-2033	179,474	4,156	183,630
.	$332,382	$9,170	$341,552

The expected benefit payments are estimated based on the same assumptions used to measure the Company’s benefit obligations at December 31, 2023.

The fair values of pension plan assets at December 31, 2023 and 2022, by asset category, are shown in the following tables. The fair value is presented based on the Financial Accounting Standards Board’s fair value hierarchy that prioritizes inputs into the valuation techniques used to measure fair value. Level 1 uses quoted prices in active markets for identical assets, Level 2 uses significant observable inputs, and Level 3 uses significant unobservable inputs. In accordance with Subtopic 820-10 common trust funds are reported at fair value using net asset value per share (or its equivalent) as a practical expedient and are not classified in the fair value hierarchy.

For all investments, the plan attempts to use quoted market prices of identical assets on active exchanges, or Level 1 measurements. Where such quoted market prices are not available, the plan will use quoted prices for similar instruments or discounted cash flows to estimate the value, reported as Level 2.

	December 31, 2023
Fair Value Measurements by Asset Category / Fund	Level 1	Level 2	Level 3	Total
($ in thousands)
Cash and equivalents	$5,268	$—	$—	$5,268
Total cash and cash equivalents	5,268	—	—	5,268
Fixed income securities	25,539	38,750	—	64,289
Mutual fund-fixed income	—	—	—	—
Exchange Traded Fund (ETF)-Fixed income	3,434		—	3,434
Total fixed income	28,973	38,750	—	67,723
Domestic and foreign stock	45,864	—	—	45,864
Mutual funds-equity	95,066	—	—	95,066
Total equity	140,930	—	—	140,930
Total assets at fair value	175,171	38,750	—	213,921
Common trust funds (fixed income)	—	—	—	451,493
Common trust fund (real assets)	—	—	—	57,650
Total	$175,171	$38,750	$—	$723,064

	December 31, 2022
Fair Value Measurements by Asset Category / Fund	Level 1	Level 2	Level 3	Total
($ in thousands)
Cash and equivalents	$9,050	$—	$—	$9,050
Total cash and cash equivalents	9,050	—	—	9,050
Fixed income securities	29,577	31,268	—	60,845
Mutual fund-fixed income	344	—	—	344
Exchange Traded Fund (ETF)-Fixed income	5,087	—	—	5,087
Total fixed income	35,008	31,268	—	66,276
Domestic and foreign stock	50,956	—	—	50,956
Mutual funds-equity	105,486	—	—	105,486
Total equity	156,442	—	—	156,442
Total assets at fair value	200,500	31,268	—	231,768
Common trust funds (fixed income)	—	—	—	410,280
Common trust fund (real assets)	—	—	—	58,487
Total	$200,500	$31,268	$—	$700,535

The following table presents the percentage allocation of the plan assets by asset category and corresponding target allocations at December 31, 2023 and 2022.

	Plan Assets		Target Allocation
	at December 31,		at December 31,
Asset category	2023	2022	2023	2022
Cash and equivalents	1%	1%	0 - 5%	0 - 5%
Fixed income securities	72	68	62-84%	62-84%
Equity securities	19	22	16-22%	16-22%
Real assets	8	9	4-10%	4-10%
	100%	100%

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

The Compensation Committee of the Company’s Board of Directors administers the equity incentive plans, makes determinations with respect to participation by employees or directors and authorizes the share-based awards. Under the 2020 Plan, participants may be awarded stock options (including incentive stock options for associates), restricted shares, performance stock awards and stock appreciation rights, all on a stand-alone, combination or tandem basis. To date, the Committee has awarded stock options, tenure-based restricted share awards and units, and performance stock units under the 2020 Plan and the prior equity incentive plans.

Under the 2020 Plan, future awards may be granted for the issuance of an aggregate of 3,900,000 shares of the Company’s common stock, plus a number of additional shares of the Company’s common stock (not to exceed 1,000,000) for which awards under the 2014 Plan are cancelled, expired, forfeited or otherwise not issued, or settled in cash. The 2020 Plan limits the number of shares for which awards may be granted to any participant during any calendar year to 250,000 shares. The Company may use authorized unissued shares or shares held in treasury to satisfy awards under the 2020 Plan.

As of December 31, 2023, there were approximately 2.0 million shares available for future issuance under the 2020 equity compensation plan.

For the years ended December 31, 2023, 2022 and 2021, total share-based compensation expense recognized in income was $24.7 million, $23.5 million and $22.4 million, respectively. The total recognized tax benefit related to the share-based compensation was $5.7 million, $7.0 million and $9.9 million for 2023, 2022 and 2021, respectively.

During the year ended December 31, 2023, all stock options that were outstanding at December 31, 2022 expired. At December 31, 2022, the Company had 1,476 outstanding and exercisable stock options, with a weighted average exercise price of $53.73. During the year ended December 31, 2022, 7,630 stock options with an aggregate intrinsic value of $0.1 million were exercised.

A summary of the Company’s nonvested restricted and performance shares for the year ended December 31, 2023 is presented below:

	Number of Shares	Weighted- Average Grant-Date Fair Value ($)
Nonvested at January 1, 2023	1,431,515	$40.95
Granted	652,461	48.50
Vested	(499,856)	39.90
Cancelled/Forfeited	(126,719)	41.43
Nonvested at December 31, 2023	1,457,401	$44.65

At December 31, 2023, there was $45.6 million of total unrecognized compensation expense related to nonvested restricted and performance shares expected to vest in future periods. This compensation is expected to be recognized in expense over a weighted-average period of 2.9 years. The fair value of shares that vested during the years ended December 31, 2023 and 2022 totaled $18.4 million and $16.9 million, respectively.

During the year ended December 31, 2022, the Company began awarding restricted stock units (RSUs) to certain eligible employees. Unlike restricted share awards (RSAs), the holders of unvested restricted stock units have no rights as a shareholder of the Company, including voting or dividend rights. The Company has elected to award dividend equivalents on each restricted stock unit. Such dividend equivalents are forfeited should the employee terminate employment prior to the vesting of the RSU.

During the year ended December 31, 2023, the Company granted 41,495 performance shares subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $51.14 per share and 41,495 performance shares subject to an operating earnings per share performance metric with a grant date fair value of $46.73 per share to key members of executive management. The number of performance shares subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 49 regional banks. The fair value of the performance shares subject to TSR at the grant date was determined using a Monte Carlo simulation method. The number of performance shares subject to operating earnings per share that ultimately vest will be based on the Company’s attainment of certain operating earnings per share goals over the two-year performance period. The maximum number of performance shares that could vest is 200% of the target award. Compensation expense for these performance shares is recognized on a straight-line basis over the three-year service period.

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

The contract amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. At December 31, 2023 and 2022 the Company had a reserve for unfunded lending commitments totaling $28.9 million and $33.3 million, respectively.

The following table presents a summary of the Company’s off-balance sheet financial instruments as of December 31, 2023 and December 31, 2022:

	December 31,
($ in thousands)	2023	2022
Commitments to extend credit	$9,852,367	$10,202,464
Letters of credit	481,910	400,505

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present for each of the fair value hierarchy levels the Company’s financial assets and liabilities that are measured at fair value on a recurring basis in the consolidated balance sheets at December 31, 2023 and 2022:

	December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$97,808	$—	$97,808
Municipal obligations	—	201,412	—	201,412
Corporate debt securities	—	20,352	—	20,352
Residential mortgage-backed securities	—	2,113,866	—	2,113,866
Commercial mortgage-backed securities	—	2,437,472	—	2,437,472
Collateralized mortgage obligations	—	44,285	—	44,285
Total available for sale securities	—	4,915,195	—	4,915,195
Mortgage loans held for sale	—	13,269	—	13,269
Derivative assets (1)	—	90,712	—	90,712
Total recurring fair value measurements - assets	$—	$5,019,176	$—	$5,019,176
Liabilities
Derivative liabilities (1)	$—	$205,796	$1,342	$207,138
Total recurring fair value measurements - liabilities	$—	$205,796	$1,342	$207,138

(1) For further disaggregation of derivative assets and liabilities, see Note 11 – Derivatives.

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$110,865	$—	$110,865
Municipal obligations	—	203,092	—	203,092
Corporate debt securities	—	21,080	—	21,080
Residential mortgage-backed securities	—	2,256,986	—	2,256,986
Commercial mortgage-backed securities	—	2,893,430	—	2,893,430
Collateralized mortgage obligations	—	70,588	—	70,588
Total available for sale securities	—	5,556,041	—	5,556,041
Mortgage loans held for sale	—	10,843	—	10,843
Derivative assets (1)	—	109,497	—	109,497
Total recurring fair value measurements - assets	$—	$5,676,381	$—	$5,676,381
Liabilities
Derivative liabilities (1)	$—	$202,238	$1,883	$204,121
Total recurring fair value measurements - liabilities	$—	$202,238	$1,883	$204,121

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

For the Company’s derivative financial instruments designated as hedges and those under the customer interest rate program, the fair value is obtained from a third-party pricing service that uses an industry-standard discounted cash flow model that relies on inputs, Overnight Index swap rate curves, and LIBOR swap curves (while published) all observable in the marketplace. To comply with the accounting guidance, credit valuation adjustments are incorporated in the fair values to appropriately reflect nonperformance risk for both the Company and the counterparties. Although the Company has determined that the majority of the inputs used to value these derivative instruments fall within level 2 of the fair value hierarchy, the credit value adjustments utilize level 3 inputs, such as estimates of current credit spreads. The Company has determined that the impact of the credit valuation adjustments is not significant to the overall valuation of these derivatives. As a result, the Company has classified its derivative valuations for these instruments in level 2 of the fair value hierarchy. The Company’s policy is to measure counterparty credit risk quarterly for all derivative instruments subject to master netting arrangements consistent with how market participants would price the net risk exposure at the measurement date.

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

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements

The table below presents a rollforward of the amounts on the consolidated balance sheet for the years ended December 31, 2023 and 2022 for financial instruments of a material nature that are classified within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis:

($ in thousands)
Balance at December 31, 2021	$4,116
Cash settlement	(2,429)
Losses included in earnings	196
Balance at December 31, 2022	1,883
Cash settlement	(2,547)
Losses included in earnings	2,006
Balance at December 31, 2023	$1,342

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

Level 3 Class	December 31, 2023	December 31, 2022
Derivative liability	$1,342	$1,883
Valuation technique	Discounted cash flow	Discounted cash flow
Unobservable inputs:
Visa Class A appreciation - terminal range	6-12%	6-12%
Visa Class A appreciation - at end of reporting period	9%	9%
Conversion rate - range	1.60x-1.59x	1.61x-1.60x
Conversion rate - at end of reporting period	1.5950x	1.6030x
Time until resolution	3-9 months	3-12 months

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

Other real estate owned and foreclosed assets, including both foreclosed property and surplus banking property, are level 3 assets that are adjusted to fair value, less estimated selling costs, upon transfer from loans or property and equipment. Subsequently, other real estate owned and foreclosed assets are carried at the lower of carrying value or fair value less estimated selling costs. Fair values are determined by sales agreement or third-party appraisals as discounted for estimated selling costs, information from comparable sales, and marketability of the assets.

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

The following tables present the Company’s financial assets that are measured at fair value on a nonrecurring basis for each of the fair value hierarchy levels:

	December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent individually evaluated loans	$—	$15,882	$—	$15,882
Other real estate owned and foreclosed assets	—	—	3,628	3,628
Total nonrecurring fair value measurements	$—	$15,882	$3,628	$19,510

	December 31, 2022
($ in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent individually evaluated loans	$—	$4,692	$—	$4,692
Other real estate owned and foreclosed assets	—	—	2,017	2,017
Total nonrecurring fair value measurements	$—	$4,692	$2,017	$6,709

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

Federal Funds Purchased and Securities Sold under Agreements to Repurchase and Federal Funds Purchased– For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

Short-Term FHLB Borrowings – FHLB borrowings at December 31, 2023 and 2022 consist of short-term fixed rate borrowings (five calendar days outstanding); as such, the carrying amount of the instruments is a reasonable estimate of fair value and is reflected as Level 1 in the respective table below.

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

	December 31, 2023
				Total	Carrying
($ in thousands)	Level 1	Level 2	Level 3	Fair Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$1,188,284	$—	$—	$1,188,284	$1,188,284
Available for sale securities	—	4,915,195	—	4,915,195	4,915,195
Held to maturity securities	—	2,485,918	—	2,485,918	2,684,779
Loans, net	—	15,882	23,170,377	23,186,259	23,614,010
Loans held for sale	—	26,124	—	26,124	26,124
Derivative financial instruments	—	90,712	—	90,712	90,712
Financial liabilities:
Deposits	$—	$—	$29,679,228	$29,679,228	$29,690,059
Federal funds purchased	350	—	—	350	350
Securities sold under agreements to repurchase	454,479	—	—	454,479	454,479
Short-term FHLB Borrowings	700,000	—	—	700,000	700,000
Long-term debt	—	196,182	—	196,182	236,317
Derivative financial instruments	—	205,796	1,342	207,138	207,138

	December 31, 2022
				Total	Carrying
($ in thousands)	Level 1	Level 2	Level 3	Fair Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$888,519	$—	$—	$888,519	$888,519
Available for sale securities	—	5,556,041	—	5,556,041	5,556,041
Held to maturity securities	—	2,615,398	—	2,615,398	2,852,495
Loans, net	—	4,692	22,132,683	22,137,375	22,806,257
Loans held for sale	—	26,385	—	26,385	26,385
Derivative financial instruments	—	109,497	—	109,497	109,497
Financial liabilities:
Deposits	$—	$—	$29,041,635	$29,041,635	$29,070,349
Federal funds purchased	1,850	—	—	1,850	1,850
Securities sold under agreements to repurchase	444,421	—	—	444,421	444,421
FHLB short-term borrowings	1,425,000	—	—	1,425,000	1,425,000
Long-term debt	—	200,060	—	200,060	242,077
Derivative financial instruments	—	202,238	1,883	204,121	204,121

Note 21. Condensed Parent Company Information

The following condensed financial statements reflect the accounts and transactions of Hancock Whitney Corporation only:

Condensed Balance Sheets

	December 31,
($ in thousands)	2023	2022
Assets:
Cash	$218,714	$127,184
Investment in bank subsidiaries	3,712,718	3,342,743
Investment in non-bank subsidiaries	29,446	25,634
Due from subsidiaries and other assets	11,628	14,939
Total assets	$3,972,506	$3,510,500
Liabilities and Stockholders' Equity:
Long term debt	$166,968	$166,816
Other liabilities	1,877	1,056
Stockholders' equity	3,803,661	3,342,628
Total liabilities and stockholders' equity	$3,972,506	$3,510,500

Condensed Statements of Income

	Years Ended December 31,
($ in thousands)	2023	2022	2021
Operating income
From subsidiaries:
Cash dividends received from bank subsidiaries	$185,000	$180,000	$150,000
Cash dividend from nonbank subsidiary	—	2,500	5,000
Equity in earnings of subsidiaries greater than dividends received	222,731	355,853	327,950
Total operating income	407,731	538,353	482,950
Other expense, net	19,587	17,708	25,814
Income tax benefit	(4,458)	(3,444)	(6,079)
Net income	$392,602	$524,089	$463,215
Other comprehensive income (loss), net of tax	151,055	(718,247)	(134,004)
Comprehensive income (loss)	$543,657	$(194,158)	$329,211

Condensed Statements of Cash Flows

	Years Ended December 31,
($ in thousands)	2023	2022	2021
Cash flows from operating activities - principally dividends received from subsidiaries	$198,093	$192,816	$160,887
Net cash provided by operating activities	198,093	192,816	160,887
Cash flows from investing activities:
Proceeds from sale of premises and equipment	—	855	—
Net cash provided by investing activities	—	855	—
Cash flows from financing activities:
Repayment of long term debt	—	—	(150,000)
Dividends paid to stockholders	(104,697)	(94,458)	(95,927)
Repurchase of common stock	—	(58,892)	(21,796)
Proceeds from dividend reinvestment and other incentive plans	3,815	3,972	4,482
Payroll tax remitted on net share settlement of equity awards	(5,681)	(7,386)	(7,364)
Net cash used in financing activities	(106,563)	(156,764)	(270,605)
Net increase (decrease) in cash	91,530	36,907	(109,718)
Cash, beginning of year	127,184	90,277	199,995
Cash, end of year	$218,714	$127,184	$90,277

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

Management, including our principal executive officer and principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures and based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of its principal executive and principal financial officers, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form Y-9 C) and compliance with specific laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data,” has issued an attestation report on the Company’s internal control over financial reporting, which is also included in Item 8.

Based on the foregoing evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2023.

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2023.

Hancock Whitney Corporation will hold its Annual Meeting of Shareholders of common stock on Wednesday, April 24, 2024, at 11:00 a.m. Central Daylight Time at Hancock Whitney Plaza, 2510 14th Street, Gulfport, Mississippi. Additional information about the Annual Meeting, including the matters to be considered, will be set forth in the Company’s definitive proxy statement for the 2024 Annual Meeting to be filed in due course with the SEC.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors will appear in our definitive proxy statement to be filed with the Securities and Exchange Commission for our 2024 annual meeting of the shareholders under the caption, “Information about Our Directors.” Information concerning compliance with Section 16(a) of the Exchange Act will appear in our proxy statement under the caption, "Delinquent Section 16(a) Reports.” Information concerning our code of business ethics for officers and associates, our code of ethics for financial officers, and our code of ethics for directors will appear in our proxy statement under the caption “Transactions with Related Persons.” Information concerning our audit committee will appear in our proxy statement under the caption “Board of Directors and Corporate Governance – Board Committees – Audit Committee.” The information set forth under each such caption is incorporated herein by reference. The information required by Item 10 of this Report regarding our executive officers appears in a separately captioned heading in Item 1 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

Information concerning our executive and director compensation will appear in our definitive proxy statement relating to our 2024 annual meeting of shareholders under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Discussion and Analysis,” “Compensation Committee Report,” “Potential Payments Upon Termination or Change in Control” and “Shareholder Proposals for the 2024 Annual Meeting.” Information concerning our compensation committee interlocks and insider participation and our compensation committee report will appear in our proxy statement under the caption “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report,” respectively. Such information is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of certain beneficial owners and management will appear in our definitive proxy statement relating to our 2024 annual meeting of shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management.” The information set forth under each such caption is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions will appear in our definitive proxy statement relating to our 2024 annual meeting of shareholders under the caption “Transactions with Related Persons.” Information concerning director independence will appear in our proxy statement under the caption “Board of Directors and Corporate Governance.” The information set forth under each such caption is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is PricewaterhouseCoopers LLP, New Orleans, LA, Auditor Firm ID 238.

Information concerning principal accountant fees and services will appear in our definitive proxy statement relating to our 2024 annual meeting of shareholders under the caption “Independent Registered Public Accounting Firm.” Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. The following consolidated financial statements of Hancock Whitney Corporation and subsidiaries are filed as part of this Report under Item 8. “Financial Statements and Supplementary Data”:

Consolidated Balance Sheets – December 31, 2023 and 2022

Consolidated Statements of Income – Years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Other Comprehensive Income – Years ended December 31, 2023, 2022, and 2021

Consolidated Statements of Changes in Stockholders’ Equity– Years ended December 31, 2023, 2022, and 2021

Consolidated Statements of Cash Flows –Years ended December 31, 2023, 2022, and 2021

Notes to Consolidated Financial Statements – December 31, 2023

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

*10.7

Form of Change in Control Employment Agreement between the Company and certain named executive officers effective January 1, 2021 (filed as exhibit 10.7 to the Company's Form 10-K for the year ended December 31, 2022 (File No. 001-36872) filed with the Commission on February 27, 2023 and incorporated by reference).

*10.8

Hancock Whitney Corporation Executive Incentive Plan effective January 1, 2022 (filed as exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 2022 (File No. 001-36872) filed with the Commission on February 27, 2023 and incorporated by reference).

*10.9

Insurance Plan and Summary Plan Description, adopted by the Company effective July 1, 2014 (filed as Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2014 (File No. 0-13089) filed with the Commission on February 27, 2015 and incorporated herein by reference).

*10.10

Form of Restricted Common Stock Award Agreement effective January 1, 2020 (filed as exhibit 10.10 to the Company's Form 10-K for the year ended December 31, 2022 (File No. 001-36872) filed with the Commission on February 27, 2023 and incorporated by reference).

*10.11

Form of Restricted Stock Unit Award Agreement effective January 1, 2022 (filed as exhibit 10.11 to the Company's Form 10-K for the year ended December 31, 2022 (File No. 001-36872) filed with the Commission on February 27, 2023 and incorporated by reference).

*10.12

Form of Performance Stock Unit Award Agreement effective January 1, 2020 (filed as exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 2022 (File No. 001-36872) filed with the Commission on February 27, 2023 and incorporated by reference).

*10.13

Form of Performance Stock Unit Award Agreement effective January 1, 2022 (filed as exhibit 10.13 to the Company's Form 10-K for the year ended December 31, 2022 (File No. 001-36872) filed with the Commission on February 27, 2023 and incorporated by reference).

**21.1	Subsidiaries of the Company.

**23.1	Consent of PricewaterhouseCoopers, LLP.

**31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

**31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

**32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**97	Hancock Whitney Corporation Compensation Recoupment Policy

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as iXBRL and contained in Exhibit 101).

*	Compensatory plan or arrangement.

**	Filed with this Form 10-K.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

HANCOCK WHITNEY CORPORATION
Registrant

February 28, 2024	By:	/s/ John M. Hairston
Date		John M. Hairston
President & Chief Executive Officer (Principal Executive Officer)

February 28, 2024	By:	/s/ Michael M. Achary
Date		Michael M. Achary
Senior Executive Vice President & Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jerry L. Levens Jerry L. Levens	Chairman of the Board, Director	February 28, 2024

/s/ Frank E. Bertucci Frank E. Bertucci	Director	February 28, 2024

/s/ Hardy B. Fowler Hardy B. Fowler	Director	February 28, 2024

/s/ Randall W. Hanna	Director	February 28, 2024
Randall W. Hanna

/s/ James H. Horne James H. Horne	Director	February 28, 2024

/s/ Suzette K. Kent	Director	February 28, 2024
Suzette K. Kent

/s/ H. Merritt Lane III H. Merritt Lane III	Director	February 28, 2024

/s/ Constantine S. Liollio Constantine S. Liollio	Director	February 28, 2024

/s/ Sonya C. Little Sonya C. Little	Director	February 28, 2024

/s/ Thomas H. Olinde Thomas H. Olinde	Director	February 28, 2024

/s/ Sonia A. Pérez Sonia A. Pérez	Director	February 28, 2024

/s/ Christine L. Pickering Christine L. Pickering	Director	February 28, 2024

/s/ Joan C. Teofilo Joan C. Teofilo	Director	February 28, 2024

/s/ C. Richard Wilkins C. Richard Wilkins	Director	February 28, 2024