Form 10-Q
period 2024-03-31
HANCOCK WHITNEY CORP
filed 2024-05-08
CIK 750577

*

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

86,630,304 common shares were outstanding at April 30, 2024.

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

IRR – Interest rate risk

IRS – Internal Revenue Service

LIBOR – London Interbank Offered Rate

LIHTC – Low Income Housing Tax Credit

LTIP – long-term incentive plan

MBS – mortgage-backed securities

MD&A – management’s discussion and analysis of financial condition and results of operations

MDBCF – Mississippi Department of Banking and Consumer Finance

MEFD - reportable modified loans to borrowers experiencing financial difficulty as defined by ASC 326 effective January 1, 2023

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

SBIC – Small Business Investment Company

SEC – U.S. Securities and Exchange Commission

Securities Act – Securities Act of 1933, as amended

Short-term Investments – the sum of Interest-bearing bank deposits and Federal funds sold

SOFR – Secured Overnight Financing Rate

Supplemental disclosure items – certain highlighted items that are outside of our principal business and/or are not indicative of forward-looking trends te – taxable equivalent adjustment, or the term used to indicate that a financial measure is presented on a fully taxable equivalent basis

TSR – total shareholder return

U.S. Treasury – The United States Department of the Treasury

Part I. Financial Information

Item 1. Financial Statements

Hancock Whitney Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except per share data)	2024	2023
ASSETS
Cash and due from banks	$414,280	$561,202
Interest-bearing bank deposits	438,606	626,646
Federal funds sold	414	436
Securities available for sale, at fair value (amortized cost of $5,535,212 and $5,496,718)	4,905,423	4,915,195
Securities held to maturity (fair value of $2,436,610 and $2,485,918)	2,653,759	2,684,779
Loans held for sale (includes $15,208 and $13,269 measured at fair value)	16,470	26,124
Loans	23,970,938	23,921,917
Less: allowance for loan losses	(313,726)	(307,907)
Loans, net	23,657,212	23,614,010
Property and equipment, net of accumulated depreciation of $326,472 and $318,746	296,199	301,639
Right of use assets, net of accumulated amortization of $58,824 and $55,815	101,694	105,799
Prepaid expenses	48,773	45,234
Other real estate and foreclosed assets, net	2,793	3,628
Accrued interest receivable	159,095	157,179
Goodwill	855,453	855,453
Other intangible assets, net	42,111	44,637
Life insurance contracts	756,746	749,495
Funded pension assets, net	244,383	216,849
Deferred tax asset, net	165,090	153,384
Other assets	488,618	516,884
Total assets	$35,247,119	$35,578,573
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$10,802,127	$11,030,515
Interest-bearing	18,973,779	18,659,544
Total deposits	29,775,906	29,690,059
Short-term borrowings	667,760	1,154,829
Long-term debt	236,355	236,317
Accrued interest payable	44,365	45,000
Lease liabilities	120,975	125,618
Other liabilities	548,322	523,089
Total liabilities	31,393,683	31,774,912
Stockholders' equity:
Common stock	309,513	309,513
Capital surplus	1,739,702	1,739,671
Retained earnings	2,457,736	2,375,604
Accumulated other comprehensive loss, net	(653,515)	(621,127)
Total stockholders' equity	3,853,436	3,803,661
Total liabilities and stockholders' equity	$35,247,119	$35,578,573
Preferred shares authorized (par value of $20.00 per share)	50,000	50,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	92,947	92,947
Common shares outstanding	86,622	86,345

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2024	2023
Interest income:
Loans, including fees	$363,293	$314,601
Loans held for sale	303	295
Securities-taxable	46,785	47,646
Securities-tax exempt	4,526	4,721
Short-term investments	6,777	5,340
Total interest income	421,684	372,603
Interest expense:
Deposits	147,483	64,451
Short-term borrowings	4,966	20,063
Long-term debt	3,064	3,095
Total interest expense	155,513	87,609
Net interest income	266,171	284,994
Provision for credit losses	12,968	6,020
Net interest income after provision for credit losses	253,203	278,974
Noninterest income:
Service charges on deposit accounts	22,239	20,622
Trust fees	17,077	16,734
Bank card and ATM fees	20,622	20,721
Investment and annuity fees and insurance commissions	11,844	8,867
Secondary mortgage market operations	2,891	2,168
Other income	13,178	11,218
Total noninterest income	87,851	80,330
Noninterest expense:
Compensation expense	96,569	92,403
Employee benefits	24,588	22,920
Personnel expense	121,157	115,323
Net occupancy expense	13,395	12,206
Equipment expense	4,228	4,736
Data processing expense	28,737	28,182
Professional services expense	9,036	9,131
Amortization of intangible assets	2,526	3,114
Deposit insurance and regulatory fees	8,931	5,920
Other real estate and foreclosed assets income, net	(196)	155
Other expense	19,908	22,117
Total noninterest expense	207,722	200,884
Income before income taxes	133,332	158,420
Income taxes expense	24,720	31,953
Net income	$108,612	$126,467
Earnings per common share-basic	$1.25	$1.45
Earnings per common share-diluted	$1.24	$1.45
Dividends paid per share	$0.30	$0.30
Weighted average shares outstanding-basic	86,521	86,018
Weighted average shares outstanding-diluted	86,726	86,282

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
($ in thousands)	2024	2023
Net income	$108,612	$126,467
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss) on securities available for sale cash flow hedges and equity method investment	(77,799)	100,944
Reclassification of loss realized and included in earnings	13,577	9,520
Valuation adjustments to employee benefit plans	22,014	(1,836)
Amortization of unrealized net loss on securities transferred to held to maturity	428	494
Other comprehensive income (loss) before income taxes	(41,780)	109,122
Income tax expense (benefit)	(9,392)	24,405
Other comprehensive income (loss) net of income taxes	(32,388)	84,717
Comprehensive income	$76,224	$211,184

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended March 31, 2024 and 2023					Accumulated
	Common Stock				Other
(in thousands, except parenthetical share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Loss	Total
Balance, December 31, 2023	92,947	$309,513	$1,739,671	$2,375,604	$(621,127)	$3,803,661
Net income	—	—	—	108,612	—	108,612
Other comprehensive loss	—	—	—	—	(32,388)	(32,388)
Comprehensive loss	—	—	—	108,612	(32,388)	76,224
Cash dividends declared ($0.30 per common share)	—	—	—	(26,527)	—	(26,527)
Common stock activity, long-term incentive plans	—	—	(866)	47	—	(819)
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	897	—	—	897
Balance, March 31, 2024	92,947	$309,513	$1,739,702	$2,457,736	$(653,515)	$3,853,436
Balance, December 31, 2022	92,947	$309,513	$1,716,884	$2,088,413	$(772,182)	$3,342,628
Net income	—	—	—	126,467	—	126,467
Other comprehensive income	—	—	—	—	84,717	84,717
Comprehensive income	—	—	—	126,467	84,717	211,184
Dividends declared ($0.30 per common share)	—	—	—	(26,387)	—	(26,387)
Common stock activity, long-term incentive plans	—	—	2,804	68	—	2,872
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	935	—	—	935
Balance, March 31, 2023	92,947	$309,513	$1,720,623	$2,188,561	$(687,465)	$3,531,232

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
($ in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$108,612	$126,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,176	8,565
Provision for credit losses	12,968	6,020
Gain on other real estate and foreclosed assets	(364)	(20)
Deferred tax benefit	(2,314)	(801)
Increase cash surrender value of life insurance contracts	(8,851)	(2,995)
(Gain) Loss on disposal of assets	(1,430)	30
Net decrease in loans held for sale	9,633	3,028
Net amortization of securities premium/discount	3,421	5,103
Amortization of intangible assets	2,526	3,114
Stock-based compensation expense	5,691	5,726
Net change in derivative collateral liability	10,297	76,152
Net decrease in interest payable and other liabilities	(21,324)	(28,313)
(Increase) decrease in other assets	40,643	(112,916)
Other, net	(1,013)	(3,272)
Net cash provided by operating activities	166,671	85,888
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale	82,667	77,339
Purchases of securities available for sale	(121,652)	—
Proceeds from maturities of securities held to maturity	28,414	30,900
Purchases of securities held to maturity	—	(6,023)
Proceeds received upon termination of fair value hedge instruments	—	16,550
Net (increase) decrease in short-term investments	188,063	(1,964,089)
Net purchases of Federal Home Loan Bank stock	—	(68,057)
Proceeds from sales of loans and leases	28,508	11,006
Net increase in loans	(86,295)	(306,873)
Purchases of property and equipment	(2,273)	(5,498)
Proceeds from sales of other real estate and foreclosed assets	1,753	235
Other, net	618	(4,252)
Net cash provided by (used in) investing activities	119,803	(2,218,762)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits	85,847	542,721
Net increase (decrease) in short-term borrowings	(487,069)	1,648,226
Dividends paid	(26,514)	(26,173)
Payroll tax remitted on net share settlement of equity awards	(6,557)	(2,922)
Proceeds from dividend reinvestment and stock purchase plans	897	935
Net cash provided by (used in) financing activities	(433,396)	2,162,787
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(146,922)	29,913
CASH AND DUE FROM BANKS, BEGINNING	561,202	564,459
CASH AND DUE FROM BANKS, ENDING	$414,280	$594,372
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$591	$202

See notes to unaudited consolidated financial statements.

HANCOCK WHITNEY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated financial statements include the accounts of Hancock Whitney Corporation and all other entities in which it has a controlling interest (the “Company”). The financial statements include all adjustments that are, in the opinion of management, necessary to fairly state the Company’s financial condition, results of operations, changes in stockholders’ equity and cash flows for the interim periods presented. The Company has also evaluated all subsequent events for potential recognition and disclosure through the date of the filing of this Quarterly Report on Form 10-Q. Some financial information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Financial information reported in these financial statements is not necessarily indicative of the Company’s financial condition, results of operations, or cash flows for any other interim or annual period.

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

Accounting Policies

There were no material changes or developments during the reporting period with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023.

2. Securities

The following tables set forth the amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities classified as available for sale and held to maturity at March 31, 2024 and December 31, 2023. Amortized cost of securities does not include accrued interest which is reflected in the accrued interest line item on the consolidated balance sheets totaling $28.8 million at March 31, 2024 and $27.4 million at December 31, 2023.

	March 31, 2024				December 31, 2023
		Gross	Gross			Gross	Gross
Securities Available for Sale	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
($ in thousands)	cost	gains	losses	value	cost	gains	losses	value
U.S. Treasury and government agency securities	$114,086	$722	$1,670	$113,138	$97,741	$1,581	$1,514	$97,808
Municipal obligations	202,764	—	3,730	199,034	203,533	79	2,200	201,412
Residential mortgage-backed securities	2,401,546	743	357,044	2,045,245	2,440,411	2,734	329,279	2,113,866
Commercial mortgage-backed securities	2,748,086	3,528	265,878	2,485,736	2,683,872	7,176	253,576	2,437,472
Collateralized mortgage obligations	45,230	—	3,357	41,873	47,661	—	3,376	44,285
Corporate debt securities	23,500	—	3,103	20,397	23,500	—	3,148	20,352
Total	$5,535,212	$4,993	$634,782	$4,905,423	$5,496,718	$11,570	$593,093	$4,915,195

	March 31, 2024				December 31, 2023
		Gross	Gross			Gross	Gross
Securities Held to Maturity	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
($ in thousands)	cost	gains	losses	value	cost	gains	losses	value
U.S. Treasury and government agency securities	$409,435	$—	$48,083	$361,352	$413,490	$179	$43,971	$369,698
Municipal obligations	660,372	739	23,185	637,926	664,488	1,252	19,593	646,147
Residential mortgage-backed securities	636,208	—	64,540	571,668	654,262	—	59,223	595,039
Commercial mortgage-backed securities	917,008	—	80,280	836,728	920,048	—	75,803	844,245
Collateralized mortgage obligations	30,736	—	1,800	28,936	32,491	—	1,702	30,789
Total	$2,653,759	$739	$217,888	$2,436,610	$2,684,779	$1,431	$200,292	$2,485,918

The following tables present the amortized cost and fair value of debt securities available for sale and held to maturity at March 31, 2024 by contractual maturity. Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateral mortgage obligations.

Debt Securities Available for Sale	Amortized	Fair
($ in thousands)	cost	value
Due in one year or less	$106,858	$105,620
Due after one year through five years	585,990	566,852
Due after five years through ten years	2,549,295	2,287,101
Due after ten years	2,293,069	1,945,850
Total available for sale debt securities	$5,535,212	$4,905,423

Debt Securities Held to Maturity	Amortized	Fair
($ in thousands)	cost	value
Due in one year or less	$92,336	$91,307
Due after one year through five years	734,660	696,030
Due after five years through ten years	716,536	666,275
Due after ten years	1,110,227	982,998
Total held to maturity securities	$2,653,759	$2,436,610

The Company held no securities classified as trading at March 31, 2024 and December 31, 2023.

There were no gross gains or gross losses on sales of securities during the three months ended March 31, 2024 and 2023. Net gains or losses, when applicable, are reflected in the "Securities transactions, net" line item on the Consolidated Statements of Income.

Securities with carrying values totaling approximately $4.2 billion and $4.7 billion were pledged as collateral at March 31, 2024 and December 31, 2023, respectively, primarily to secure public deposits or securities sold under agreements to repurchase.

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

The fair value and gross unrealized losses for securities classified as available for sale with unrealized losses for the periods indicated follow.

Available for Sale
March 31, 2024	Losses < 12 months		Losses 12 months or >		Total
($ in thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury and government agency securities	$11,973	$27	$7,460	$1,643	$19,433	$1,670
Municipal obligations	19,549	118	176,664	3,612	196,213	3,730
Residential mortgage-backed securities	31,818	86	1,717,118	356,958	1,748,936	357,044
Commercial mortgage-backed securities	35,700	211	2,195,760	265,667	2,231,460	265,878
Collateralized mortgage obligations	—	—	41,873	3,357	41,873	3,357
Corporate debt securities	—	—	18,397	3,103	18,397	3,103
Total	$99,040	$442	$4,157,272	$634,340	$4,256,312	$634,782

Available for Sale
December 31, 2023	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
($ in thousands)	value	losses	value	losses	value	losses
U.S. Treasury and government agency securities	$—	$—	$7,790	$1,514	$7,790	$1,514
Municipal obligations	49,832	374	128,965	1,826	178,797	2,200
Residential mortgage-backed securities	3,062	25	1,795,154	329,254	1,798,216	329,279
Commercial mortgage-backed securities	—	—	2,227,703	253,576	2,227,703	253,576
Collateralized mortgage obligations	—	—	44,285	3,376	44,285	3,376
Corporate debt securities	—	—	19,852	3,148	19,852	3,148
Total	$52,894	$399	$4,223,749	$592,694	$4,276,643	$593,093

At each reporting period, the Company evaluated its held to maturity municipal obligation portfolio for credit loss using probability of default and loss given default models. The models were run using a long-term average probability of default migration and with a probability weighting of Moody’s economic forecasts. The resulting credit losses, if any, were negligible and no allowance for credit loss was recorded.

The fair value and gross unrealized losses for securities classified as held to maturity with unrealized losses for the periods indicated follow.

Held to maturity
March 31, 2024	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
($ in thousands)	value	losses	value	losses	value	losses
U.S. Treasury and government agency securities	$29,579	$316	$331,773	$47,767	$361,352	$48,083
Municipal obligations	71,115	495	544,326	22,690	615,441	23,185
Residential mortgage-backed securities	—	—	571,669	64,540	571,669	64,540
Commercial mortgage-backed securities	—	—	836,727	80,280	836,727	80,280
Collateralized mortgage obligations	—	—	28,936	1,800	28,936	1,800
Total	$100,694	$811	$2,313,431	$217,077	$2,414,125	$217,888

Held to maturity
December 31, 2023	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
($ in thousands)	value	losses	value	losses	value	losses
U.S. Treasury and government agency securities	$9,530	$63	$339,533	$43,908	$349,063	$43,971
Municipal obligations	343,401	1,801	226,165	17,792	569,566	19,593
Residential mortgage-backed securities	—	—	595,039	59,223	595,039	59,223
Commercial mortgage-backed securities	—	—	844,245	75,803	844,245	75,803
Collateralized mortgage obligations	—	—	30,789	1,702	30,789	1,702
Total	$352,931	$1,864	$2,035,771	$198,428	$2,388,702	$200,292

As of March 31, 2024 and December 31, 2023, the Company had 727 and 698 securities, respectively, with market values below their cost basis. There were no material unrealized losses related to the marketability of the securities or the issuer’s ability to meet contractual obligations. In all cases, the indicated impairment on these debt securities would be recovered no later than the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. The unrealized losses were deemed to be materially non-credit related at March 31, 2024 and December 31, 2023. At March 31, 2024, the Company had adequate liquidity and, therefore, neither planned to nor expected to be required to liquidate these securities before recovery of the amortized cost basis.

3. Loans and Allowance for Credit Losses

The Company generally makes loans in its market areas of southern and central Mississippi; southern and central Alabama; northwest, central and southern Louisiana; the northern, central and panhandle regions of Florida; certain areas of east and northeast Texas; and the metropolitan areas of Nashville, Tennessee and Atlanta, Georgia.

Loans, net of unearned income, by portfolio are presented at amortized cost basis in the table below. Amortized cost does not include accrued interest, which is reflected in the accrued interest line item in the Consolidated Balance Sheets, totaling $125.4 million and $124.7 million at March 31, 2024 and December 31, 2023, respectively. The following table presents loans, net of unearned income, by portfolio class at March 31, 2024 and December 31, 2023.

	March 31,	December 31,
($ in thousands)	2024	2023
Commercial non-real estate	$9,926,333	$9,957,284
Commercial real estate - owner occupied	3,080,192	3,093,763
Total commercial and industrial	13,006,525	13,051,047
Commercial real estate - income producing	4,042,797	3,986,943
Construction and land development	1,541,773	1,551,091
Residential mortgages	3,983,321	3,886,072
Consumer	1,396,522	1,446,764
Total loans	$23,970,938	$23,921,917

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

Residential mortgages

Residential mortgages consist of closed-end loans secured by first liens on 1- 4 family residential properties. The portfolio includes both fixed and adjustable rate loans, although most longer-term, fixed rate loans originated are generally sold in the secondary mortgage market.

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

Allowance for Credit Losses

The calculation of the allowance for credit losses is performed using two primary approaches: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated. The allowance for credit losses for collectively evaluated portfolios is developed using multiple Moody’s macroeconomic forecasts applied to internally developed credit models for a two year reasonable and supportable period.

The following tables present activity in the allowance for credit losses (ACL) by portfolio class for the three months ended March 31, 2024 and 2023, as well as the corresponding recorded investment in loans at the end of each period.

		Commercial	Total	Commercial
	Commercial	real estate-	commercial	real estate-	Construction
	non-real	owner	and	income	and land	Residential
($ in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total
	Three Months Ended March 31, 2024
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$101,737	$40,197	$141,934	$74,539	$27,039	$38,983	$25,412	$307,907
Charge-offs	(9,630)	—	(9,630)	(8,819)	(75)	(56)	(4,786)	(23,366)
Recoveries	13,104	102	13,206	3	61	202	914	14,386
Net provision for loan losses	(853)	(1,021)	(1,874)	12,154	(1,187)	2,029	3,677	14,799
Ending balance - allowance for loan losses	$104,358	$39,278	$143,636	$77,877	$25,838	$41,158	$25,217	$313,726
Reserve for unfunded lending commitments:
Beginning balance	$5,507	$327	$5,834	$1,344	$20,019	$30	$1,667	$28,894
Provision for losses on unfunded commitments	192	(40)	152	(352)	(1,615)	(8)	(8)	(1,831)
Ending balance - reserve for unfunded lending commitments	5,699	287	5,986	992	18,404	22	1,659	27,063
Total allowance for credit losses	$110,057	$39,565	$149,622	$78,869	$44,242	$41,180	$26,876	$340,789
Allowance for loan losses:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	104,358	39,278	143,636	77,877	25,838	41,158	25,217	313,726
Allowance for loan losses	$104,358	$39,278	$143,636	$77,877	$25,838	$41,158	$25,217	$313,726
Reserve for unfunded lending commitments:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	5,699	287	5,986	992	18,404	22	1,659	27,063
Reserve for unfunded lending commitments:	$5,699	$287	$5,986	$992	$18,404	$22	$1,659	$27,063
Total allowance for credit losses	$110,057	$39,565	$149,622	$78,869	$44,242	$41,180	$26,876	$340,789
Loans:
Individually evaluated	$11,255	$739	$11,994	$23,436	$928	$—	$818	$37,176
Collectively evaluated	9,915,078	3,079,453	12,994,531	4,019,361	1,540,845	3,983,321	1,395,704	23,933,762
Total loans	$9,926,333	$3,080,192	$13,006,525	$4,042,797	$1,541,773	$3,983,321	$1,396,522	$23,970,938

The Company utilized the February 2024 Moody’s forecasts in the computation of the March 31, 2024 allowance for credit losses, which was the most current available at that time. The Company incorporated certain qualitative factors in the computation of the allowance for credit loss to account for factors not captured in the Moody’s macroeconomic forecast. The Moody's forecasts are anchored on a baseline economic forecast, which Moody’s defines as the “most likely outcome” based on current conditions and its view of where the economy is headed. The baseline scenario is positioned at the 50th percentile of possible outcomes. Several upside and downside alternative scenarios are also derived from that baseline scenario and considered when assessing reasonably possible outcomes.

In arriving at the allowance for credit losses at March 31, 2024, the Company weighted Moody’s February 2024 baseline economic forecast at 40% and downside mild recessionary S-2 scenario at 60%. The February 2024 baseline scenario maintains a generally optimistic outlook in its assumptions surrounding the drivers of economic growth, including its expectations of the effectiveness of the Federal Reserve's monetary policy in easing inflationary conditions without precipitating a recession. The S-2 scenario is less optimistic compared to the baseline, with the assumed combination of risk of a federal shutdown, rising political tensions, continuing elevated inflation, and reduced credit availability leading to a forecasted mild recession beginning in the second quarter of 2024 and lasting for three quarters.

The modest increase in the allowance for loan losses at March 31, 2024 compared to December 31, 2023, reflects a relatively consistent credit loss outlook and continued focus on risks that impact certain segments within the Company’s loan portfolio. The decline in the reserve for unfunded commitments compared to December 31, 2023 was largely volume driven.

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

The allowance for credit loss for the three months ended March 31, 2023, was up slightly when compared to December 31, 2022, with modest increases in the Commercial Real Estate Income Producing and Residential Mortgage portfolios that were largely offset by declines across the remaining portfolios. Positive economic indicators of growth within the Company's footprint, relatively stable asset quality metrics and modest credit losses in recent periods led to relatively flat reserves for the quarter. In arriving at the allowance for credit losses at March 31, 2023, the Company weighted the baseline economic forecast at 40%, the downside S-2 mild recession scenario at 50%, and the S-3 more severe recession scenario at 10%.

Nonaccrual loans and certain reportable modified loan disclosures

The following table shows the composition of nonaccrual loans and those without an allowance for loan loss, by portfolio class.

	March 31, 2024		December 31, 2023
($ in thousands)	Total nonaccrual	Nonaccrual without allowance for loan loss	Total nonaccrual	Nonaccrual without allowance for loan loss
Commercial non-real estate	$17,487	$11,255	$20,840	$13,637
Commercial real estate - owner occupied	2,197	739	2,228	—
Total commercial and industrial	19,684	11,994	23,068	13,637
Commercial real estate - income producing	24,066	23,436	461	—
Construction and land development	2,228	928	815	—
Residential mortgages	25,924	—	26,137	—
Consumer	10,180	818	8,555	—
Total loans	$82,082	$37,176	$59,036	$13,637

As a part of our loss mitigation efforts, we may provide modifications to borrowers experiencing financial difficulty to improve long-term collectability of the loans and to avoid the need for repossession or foreclosure of collateral. Nonaccrual loans include reportable nonaccruing modified loans to borrowers experiencing financial difficulty (“MEFDs”) totaling $0.2 million and $0.1 million at March 31, 2024 and December 31, 2023, respectively. Total reportable MEFDs, both accruing and nonaccruing, were $37.6 million and $24.5 million at March 31, 2024 and December 31, 2023, respectively. The Company had unfunded commitments to borrowers whose loan terms have been modified as a reportable MEFD totaling $10.8 million and $0.7 million at March 31, 2024 and December 31, 2023, respectively.

The tables below provide detail by portfolio class for reportable MEFDs entered into during the three months ended March 31, 2024 and 2023. Modified facilities are reflected only once in each table based on the type of modification or combination of modification.

	Three Months Ended March 31, 2024
	Term extension		Significant payment delay		Term extensions and significant payment delay
($ in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Commercial non-real estate	$17,846	0.18%	$—	—	$5,275	0.05%
Commercial real estate - owner occupied	—	—	—	—	—	—
Total commercial and industrial	17,846	0.14%	—	—	5,275	0.04%
Commercial real estate - income producing	—	—	1,573	0.04%	—	—
Construction and land development	—	—	—	—	—	—
Residential mortgages	1,893	0.05%	—	—	—	—
Consumer	113	0.01%	—	—	—	—
Total reportable modified loans	$19,852	0.08%	$1,573	0.01%	$5,275	0.02%

	Three Months Ended March 31, 2023
	Term extension		Significant payment delay		Term extensions and significant payment delay
($ in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Commercial non-real estate	$934	0.01%	$—	—	$—	—
Commercial real estate - owner occupied	684	0.02%	—	—	—	—
Total commercial and industrial	1,618	0.01%	—	—	—	—
Commercial real estate - income producing	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total reportable modified loans	$1,618	0.01%	$—	—	$—	—

Reportable modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2024 consisted of weighted average term extensions totaling approximately eight months for commercial loans, eight years for residential mortgage loans and four years for consumer loans. The weighted average term of other than insignificant payment delays during the three months ended March 31, 2024 was four months for commercial loans. Reportable modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2023 consisted of weighted average term extensions totaling one month for commercial loans. Reported term extensions and payment delays are considered more than insignificant if they exceeded six months when considering other modifications made in the past twelve months

The tables below present the aging analysis of reportable modifications to borrowers experiencing financial difficulty by portfolio class at March 31, 2024 and December 31, 2023.

March 31, 2024	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total reportable modified Loans
(in thousands)
Commercial non-real estate	$—	$5,791	$178	$5,969	$25,473	$31,442
Commercial real estate - owner occupied	—	955	—	955	806	1,761
Total commercial and industrial	—	6,746	178	6,924	26,279	33,203
Commercial real estate - income producing	—	—	—	—	1,573	1,573
Construction and land development	—	—	—	—	84	84
Residential mortgages	222	—	—	222	2,125	2,347
Consumer	197	—	—	197	188	385
Total reportable modified loans	$419	$6,746	$178	$7,343	$30,249	$37,592

December 31, 2023	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total reportable modified Loans
(in thousands)
Commercial non-real estate	$3,149	$233	$4,430	$7,812	$14,145	$21,957
Commercial real estate - owner occupied	—	—	—	—	1,774	1,774
Total commercial and industrial	3,149	233	4,430	7,812	15,919	23,731
Commercial real estate - income producing	—	—	—	—	—	—
Construction and land development	—	—	—	—	85	85
Residential mortgages	66	—	—	66	390	456
Consumer	—	—	—	—	274	274
Total reportable modified loans	$3,215	$233	$4,430	$7,878	$16,668	$24,546

There were three commercial non-real estate loans totaling $3.2 million with a reportable term extension modification that had a post modification payment default during the three month period ended March 31, 2024. There were no post modification payment defaults within the three month period ended March 31, 2023. A payment default occurs if the loan is either 90 days or more delinquent or has been charged off as of the end of the period presented.

Aging Analysis

The tables below present the aging analysis of past due loans by portfolio class at March 31, 2024 and December 31, 2023.

March 31, 2024	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
($ in thousands)
Commercial non-real estate	$7,152	$8,450	$13,837	$29,439	$9,896,894	$9,926,333	$1,863
Commercial real estate - owner occupied	1,751	1,979	2,608	6,338	3,073,854	3,080,192	421
Total commercial and industrial	8,903	10,429	16,445	35,777	12,970,748	13,006,525	2,284
Commercial real estate - income producing	204	23,436	3,701	27,341	4,015,456	4,042,797	3,128
Construction and land development	851	147	2,285	3,283	1,538,490	1,541,773	381
Residential mortgages	49,842	2,763	19,549	72,154	3,911,167	3,983,321	125
Consumer	10,290	7,639	6,008	23,937	1,372,585	1,396,522	2,020
Total	$70,090	$44,414	$47,988	$162,492	$23,808,446	$23,970,938	$7,938

December 31, 2023	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
($ in thousands)
Commercial non-real estate	$12,311	$4,381	$21,132	$37,824	$9,919,460	$9,957,284	$5,782
Commercial real estate - owner occupied	1,614	1,596	1,715	4,925	3,088,838	3,093,763	431
Total commercial and industrial	13,925	5,977	22,847	42,749	13,008,298	13,051,047	6,213
Commercial real estate - income producing	3,938	606	408	4,952	3,981,991	3,986,943	—
Construction and land development	1,655	1,220	1,208	4,083	1,547,008	1,551,091	742
Residential mortgages	40,189	9,121	18,960	68,270	3,817,802	3,886,072	172
Consumer	11,059	5,957	6,611	23,627	1,423,137	1,446,764	2,482
Total	$70,766	$22,881	$50,034	$143,681	$23,778,236	$23,921,917	$9,609

Credit Quality Indicators

The following tables present the credit quality indicators by segment and portfolio class of loans at March 31, 2024 and December 31, 2023. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process.

	March 31, 2024
($ in thousands)	Commercial non-real estate	Commercial real estate - owner- occupied	Total commercial and industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$9,407,861	$2,988,192	$12,396,053	$3,862,625	$1,521,518	$17,780,196
Pass-Watch	255,418	63,335	318,753	134,248	18,027	471,028
Special Mention	25,058	17,667	42,725	6,714	—	49,439
Substandard	237,996	10,998	248,994	39,210	2,228	290,432
Doubtful	—	—	—	—	—	—
Total	$9,926,333	$3,080,192	$13,006,525	$4,042,797	$1,541,773	$18,591,095

	December 31, 2023
($ in thousands)	Commercial non-real estate	Commercial real estate - owner- occupied	Total commercial and industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$9,524,018	$3,016,277	$12,540,295	$3,799,004	$1,542,460	$17,881,759
Pass-Watch	234,211	52,027	286,238	139,932	7,460	433,630
Special Mention	11,486	6,647	18,133	40,826	356	59,315
Substandard	187,569	18,812	206,381	7,181	815	214,377
Doubtful	—	—	—	—	—	—
Total	$9,957,284	$3,093,763	$13,051,047	$3,986,943	$1,551,091	$18,589,081

	March 31, 2024			December 31, 2023
($ in thousands)	Residential mortgage	Consumer	Total	Residential mortgage	Consumer	Total
Performing	$3,957,398	$1,386,342	$5,343,740	$3,859,935	$1,438,209	$5,298,144
Nonperforming	25,923	10,180	36,103	26,137	8,555	34,692
Total	$3,983,321	$1,396,522	$5,379,843	$3,886,072	$1,446,764	$5,332,836

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

Residential and Consumer:

•
Performing – accruing loans.
•
Nonperforming – loans for which there are good reasons to doubt that payments will be made in full. Nonperforming loans include all loans with nonaccrual status.

Vintage Analysis

The following tables present credit quality disclosures of amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing at March 31, 2024 and December 31, 2023. The Company defines vintage as the later of origination, renewal or modification date. The gross charge-offs presented in the tables that follow are for the three months ended March 31, 2024 and the year ended December 31, 2023.

	Term Loans							Revolving Loans
March 31, 2024	Amortized Cost Basis by Origination Year						Revolving	Converted to
($ in thousands)	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
Commercial Non-Real Estate:
Pass	$356,133	$1,456,018	$1,709,790	$1,018,785	$426,293	$1,242,580	$3,154,253	$44,009	$9,407,861
Pass-Watch	1,548	55,622	21,358	27,428	19,555	26,843	102,356	708	255,418
Special Mention	11,035	2,640	499	11	124	806	9,800	143	25,058
Substandard	6,540	35,643	79,983	18,194	7,984	3,308	80,505	5,839	237,996
Doubtful	—	—	—	—	—	—	—	—	—
Total	$375,256	$1,549,923	$1,811,630	$1,064,418	$453,956	$1,273,537	$3,346,914	$50,699	$9,926,333
Gross Charge-offs	$—	$3,907	$850	$106	$51	$1,483	$2,323	$910	$9,630
Commercial Real Estate - Owner Occupied:
Pass	$60,032	$368,653	$676,512	$605,118	$492,383	$744,599	$40,598	$297	$2,988,192
Pass-Watch	—	2,978	24,790	9,816	5,317	19,747	687	—	63,335
Special Mention	—	—	—	187	—	17,330	150	—	17,667
Substandard	—	958	4,660	1,588	1,363	2,136	293	—	10,998
Doubtful	—	—	—	—	—	—	—	—	—
Total	$60,032	$372,589	$705,962	$616,709	$499,063	$783,812	$41,728	$297	$3,080,192
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate - Income Producing:
Pass	$54,025	$504,820	$937,290	$1,017,973	$625,603	$653,818	$64,938	$4,158	$3,862,625
Pass-Watch	13,301	6,622	4,047	4,163	70,889	33,226	2,000	—	134,248
Special Mention	—	448	—	—	—	6,266	—	—	6,714
Substandard	—	4,086	34,278	286	—	560	—	—	39,210
Doubtful	—	—	—	—	—	—	—	—	—
Total	$67,326	$515,976	$975,615	$1,022,422	$696,492	$693,870	$66,938	$4,158	$4,042,797
Gross Charge-offs	$—	$—	$8,819	$—	$—	$—	$—	$—	$8,819
Construction and Land Development:
Pass	$70,758	$418,296	$635,714	$176,967	$36,935	$21,652	$156,207	$4,989	$1,521,518
Pass-Watch	—	1,385	11,727	4,416	64	230	205	—	18,027
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	433	1,073	97	43	286	296	—	2,228
Doubtful	—	—	—	—	—	—	—	—	—
Total	$70,758	$420,114	$648,514	$181,480	$37,042	$22,168	$156,708	$4,989	$1,541,773
Gross Charge-offs	$—	$—	$75	$—	$—	$—	$—	$—	$75
Residential Mortgage:
Performing	$67,697	$414,407	$1,012,153	$946,874	$479,252	$1,033,398	$3,617	$—	$3,957,398
Nonperforming	—	911	2,941	4,277	286	17,508	—	—	25,923
Total	$67,697	$415,318	$1,015,094	$951,151	$479,538	$1,050,906	$3,617	$—	$3,983,321
Gross Charge-offs	$—	$—	$—	$2	$—	$54	$—	$—	$56
Consumer Loans:
Performing	$27,375	$56,206	$53,824	$32,622	$24,841	$71,041	$1,111,067	$9,366	$1,386,342
Nonperforming	20	92	712	899	863	5,118	250	2,226	10,180
Total	$27,395	$56,298	$54,536	$33,521	$25,704	$76,159	$1,111,317	$11,592	$1,396,522
Gross Charge-offs	$—	$635	$832	$404	$49	$315	$2,040	$511	$4,786

	Term Loans							Revolving Loans
December 31, 2023	Amortized Cost Basis by Origination Year						Revolving	Converted to
($ in thousands)	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
Commercial Non-Real Estate:
Pass	$1,557,202	$1,812,370	$1,106,433	$483,739	$398,626	$923,143	$3,186,189	$56,316	$9,524,018
Pass-Watch	30,360	60,228	20,730	8,245	4,988	9,117	94,252	6,291	234,211
Special Mention	411	6,206	936	27	26	836	2,620	424	11,486
Substandard	48,264	48,178	18,882	8,058	3,079	1,660	54,453	4,995	187,569
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,636,237	$1,926,982	$1,146,981	$500,069	$406,719	$934,756	$3,337,514	$68,026	$9,957,284
Gross Charge-offs	$7,885	$1,179	$1,484	$27,000	$81	$1,750	$11,971	$8,480	$59,830
Commercial Real Estate - Owner Occupied:
Pass	$374,466	$689,626	$620,272	$501,054	$284,032	$493,707	$40,533	$12,587	$3,016,277
Pass-Watch	2,574	9,587	9,654	3,451	8,791	17,581	389	—	52,027
Special Mention	837	—	617	—	110	5,083	—	—	6,647
Substandard	2,322	4,956	967	1,295	584	7,374	1,314	—	18,812
Doubtful	—	—	—	—	—	—	—	—	—
Total	$380,199	$704,169	$631,510	$505,800	$293,517	$523,745	$42,236	$12,587	$3,093,763
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate - Income Producing:
Pass	$456,334	$953,501	$966,402	$618,003	$323,344	$367,010	$65,486	$48,924	$3,799,004
Pass-Watch	9,469	3,064	3,886	75,182	23,827	22,504	2,000	—	139,932
Special Mention	156	32,255	—	354	—	8,061	—	—	40,826
Substandard	4,086	1,921	286	—	122	766	—	—	7,181
Doubtful	—	—	—	—	—	—	—	—	—
Total	$470,045	$990,741	$970,574	$693,539	$347,293	$398,341	$67,486	$48,924	$3,986,943
Gross Charge-offs	$73	$—	$—	$—	$—	$—	$—	$—	$73
Construction and Land Development:
Pass	$388,453	$676,687	$248,036	$62,086	$6,008	$18,834	$139,587	$2,769	$1,542,460
Pass-Watch	3,067	2,820	827	83	128	323	212	—	7,460
Special Mention	294	—	—	—	62	—	—	—	356
Substandard	—	87	96	49	9	279	295	—	815
Doubtful	—	—	—	—	—	—	—	—	—
Total	$391,814	$679,594	$248,959	$62,218	$6,207	$19,436	$140,094	$2,769	$1,551,091
Gross Charge-offs	$—	$7	$54	$—	$—	$11	$—	$—	$72
Residential Mortgage:
Performing	$439,024	$910,361	$950,400	$489,262	$176,041	$891,232	$3,615	$—	$3,859,935
Nonperforming	561	2,233	3,260	730	2,366	16,987	—	—	26,137
Total	$439,585	$912,594	$953,660	$489,992	$178,407	$908,219	$3,615	$—	$3,886,072
Gross Charge-offs	$—	$—	$—	$—	$—	$55	$—	$—	$55
Consumer Loans:
Performing	$75,615	$59,454	$36,693	$28,076	$31,802	$39,150	$1,144,401	$23,018	$1,438,209
Nonperforming	176	237	245	438	445	2,528	369	4,117	8,555
Total	$75,791	$59,691	$36,938	$28,514	$32,247	$41,678	$1,144,770	$27,135	$1,446,764
Gross Charge-offs	$567	$2,388	$1,473	$215	$573	$824	$7,735	$1,618	$15,393
Residential Mortgage Loans in Process of Foreclosure

Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. Included in loans at March 31, 2024 and December 31, 2023 were $6.1 million and $7.1 million, respectively, of consumer loans secured by single family residential real estate that were in process of foreclosure. In addition to the single family residential real estate loans in process of foreclosure, the Company also held foreclosed single family residential properties in other real estate owned totaling $0.8 million at March 31, 2024 and $1.6 million at December 31, 2023.

Loans Held for Sale

Loans held for sale totaled $16.5 million and $26.1 million at March 31, 2024 and December 31, 2023, respectively. Loans held for sale is composed primarily of residential mortgage loans originated for sale in the secondary market. At March 31, 2024, residential mortgage loans carried at the fair value option totaled $15.2 million with an unpaid principal balance of $14.8 million. At December 31, 2023, residential mortgage loans carried at the fair value option totaled $13.3 million with an unpaid principal balance of $12.9 million. All other loans held for sale are carried at the lower of cost or market.
4. Investments in low income housing tax credit entities

The Company invests in certain affordable housing project limited partnerships that are qualified low-income housing tax credit developments. These investments are considered variable interest entities for which the Company is not the primary beneficiary and, therefore, are not consolidated. These partnerships generate low-income tax credits that are earned over a 10-year period, beginning with the year the rental activity begins. The Company has elected to use the practical expedient method of amortization, which approximates the proportional amortization method, whereby the investment cost is amortized in proportion to the allocated tax credits over the 10 year tax credit period. Additionally, the Company recognizes deferred taxes on the basis difference of the tax equity investment to reflect the financial impact of other tax benefits (e.g., tax operating losses) not included in the practical expedient amortization. The tax credits, when realized, are reflected in the consolidated statements of income as a reduction of income tax expense. The Company’s investments in affordable housing limited partnerships totaled $37.9 million and $37.8 million at March 31, 2024 and December 31, 2023, respectively, with a carry balance net of accumulated amortization included in the other assets line item on our Consolidated Balance Sheets totaling $28.7 million and $29.6 million, respectively, for those same periods. The net impact of the low-income housing tax credit program was not material to our Consolidated Statements of Income or Cash flows for both the three months ended March 31, 2024 and 2023.

5. Securities Sold under Agreements to Repurchase

Included in short-term borrowings are securities sold under agreements to repurchase that mature daily and are secured by U.S. agency securities totaling $667.4 million and $454.5 million at March 31, 2024 and December 31, 2023, respectively. The Company borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury management services offered to its deposit customers. As the Company maintains effective control over assets sold under agreements to repurchase, the securities continue to be carried on the consolidated statements of financial condition. Because the Company acts as borrower transferring assets to the counterparty, and the agreements mature daily, the Company’s risk is limited.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional or contractual amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at March 31, 2024 and December 31, 2023.

		March 31, 2024			December 31, 2023
			Derivative (1)			Derivative (1)
($ in thousands)	Type of Hedge	Notional or Contractual Amount	Assets	Liabilities	Notional or Contractual Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate loans	Cash Flow	$1,550,000	$—	$90,143	$1,550,000	$—	$73,611
Interest rate swaps - securities	Fair Value	477,500	31,347	—	477,500	22,819	—
Total derivatives designated as hedging instruments		$2,027,500	$31,347	$90,143	$2,027,500	$22,819	$73,611
Derivatives not designated as hedging instruments:
Interest rate swaps	N/A	$5,094,695	$141,396	$141,539	$5,128,144	$131,271	$129,994
Risk participation agreements	N/A	348,091	9	4	364,906	34	18
Interest rate-lock commitments on residential mortgage loans	N/A	39,373	842	1	13,355	—	286
Forward commitments to sell residential mortgage loans	N/A	24,981	—	569	18,563	372	—
To Be Announced (TBA) securities	N/A	20,250	9	46	13,500	—	47
Foreign exchange forward contracts	N/A	83,065	961	937	83,134	1,864	1,840
Visa Class B derivative contract	N/A	42,617	—	2,141	42,617	—	1,342
Total derivatives not designated as hedging instruments		$5,653,072	$143,217	$145,237	$5,664,219	$133,541	$133,527
Total derivatives		$7,680,572	$174,564	$235,380	$7,691,719	$156,360	$207,138
Less: netting adjustment (2)			(79,875)	—		(65,648)	—
Total derivative assets/liabilities			$94,689	$235,380		$90,712	$207,138

(1)
Derivative assets and liabilities are reported in other assets or other liabilities, respectively, in the consolidated balance sheets.
(2)
Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty. See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans. For each agreement, the Company receives interest at a fixed rate and pays at a variable rate. The Company terminated six swap agreements during the three months ended March 31, 2023 and paid cash of approximately $2.9 million. The net cash paid for these transactions was recorded as accumulated other comprehensive income/loss and is being amortized into earnings through the original maturity dates of the respective contracts. There were no terminations of interest rate swap agreements designated as cash flow hedges during the three months ended March 31, 2024. The notional amounts of the swap agreements in place at March 31, 2024 expire as follows: $50 million in 2025; $475 million in 2026; $925 million in 2027; and $100 million in 2028.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps on securities available for sale

The Company is party to forward-starting fixed payer swaps that convert the latter portion of the term of certain available for sale securities to a floating rate. These derivative instruments are designated as fair value hedges of interest rate risk. This strategy provides the Company with a fixed rate coupon during the front-end unhedged tenor of the bonds and results in a floating rate security during the back-end hedged tenor. At March 31, 2024, these single layer instruments have hedge start dates between January 2025 and July 2026, and maturity dates from December 2027 through March 2031. The fair value of the hedged item attributable to interest rate risk is presented in interest income along with the change in the fair value of the hedging instrument.

The hedged available for sale securities are part of closed portfolios of pre-payable commercial mortgage backed securities. In accordance with ASC 815, prepayment risk may be excluded when measuring the change in fair value of such hedged items attributable to interest rate risk under the portfolio layer method (formerly referred to as last-of-layer). At March 31, 2024, the amortized cost basis of the closed portfolio of pre-payable commercial mortgage backed securities totaled $514.3 million, excluding any basis adjustment. The amount that represents the hedged items was $446.0 million and the basis adjustment associated with the hedged items was a loss totaling $31.5 million.

The Company terminated three fair value swap agreements during the three months ended March 31, 2023 and received cash of approximately $16.6 million. At the time of termination, the value of the swap was recorded as an adjustment to the book value of the underlying security, thereby changing its current book yield and extending its duration, if held, or impacting the net gain or loss, if sold. There were no fair value swap agreements terminated during the three months ended March 31, 2024.

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

The contract includes a contingent accelerated termination clause based on the credit ratings of the Company. At March 31, 2024 and December 31, 2023, the fair value of the liability associated with this contract was $2.1 million and $1.3 million, respectively. Refer to Note 14 – Fair Value Measurements for discussion of the valuation inputs and process for this derivative liability.

Effect of Derivative Instruments on the Statements of Income

The effects of derivative instruments on the Consolidated Statements of Income for the three months ended March 31, 2024 and 2023 are presented in the table below.

		Three Months Ended
($ in thousands)		March 31,
Derivative Instruments:	Location of Gain (Loss) Recognized in the Statements of Income:	2024	2023
Cash flow hedges:
Variable rate loans	Interest income - loans	$(12,558)	$(8,001)
Fair value hedges:
Securities	Interest income - securities - taxable	3,108	2,750
Derivatives not designated as hedging:
Residential mortgage banking	Noninterest income - secondary mortgage market operations	285	484
Customer and all other instruments	Noninterest income - other noninterest income	(2,802)	583
Total loss		$(11,967)	$(4,184)

Credit Risk-Related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as a downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. At March 31, 2024, the Company was not in violation of any such provisions. The aggregate fair value of derivative instruments with credit risk-related contingent features that were in a net liability position at March 31, 2024 and December 31, 2023 was $76.1 million and $65.6 million, respectively, for which the Company had posted collateral of $75.7 million and $66.0 million, respectively.

Offsetting Assets and Liabilities

The Bank’s derivative instruments with certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero. Agreements with certain bilateral counterparties require both parties to maintain collateral in the event that the fair values of derivative instruments exceed established exposure thresholds. For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses. Offsetting information in regards to all derivative assets and liabilities, including accrued interest, subject to these master netting agreements at March 31, 2024 and December 31, 2023 is presented in the following tables.

($ in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts Recognized	Offset in the Statement of Financial Condition	Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
As of March 31, 2024
Derivative Assets	$177,044	$(82,430)	$94,614	$94,614	$—	$—
Derivative Liabilities	$97,599	$—	$97,599	$94,614	$104,684	$(101,699)

($ in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts Recognized	Offset in the Statement of Financial Condition	Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
As of December 31, 2023
Derivative Assets	$152,740	$(68,282)	$84,458	$84,458	$—	$—
Derivative Liabilities	$87,567	$—	$87,567	$84,458	$96,176	$(93,067)

The Company has excess posted collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

7. Stockholders’ Equity

Common Shares Outstanding

Common shares outstanding excludes treasury shares totaling 6.3 million at both March 31, 2024 and December 31, 2023, with a first-in-first-out cost basis of $227.8 million and $236.7 million at March 31, 2024 and December 31, 2023, respectively. Shares outstanding also excludes unvested restricted share awards totaling $0.3 million at both March 31, 2024 and December 31, 2023.

Stock Buyback Program

On January 26, 2023, the Company’s board of directors approved a stock buyback program whereby the Company is authorized to repurchase up to approximately 4.3 million shares of its outstanding common stock through the program’s expiration date of December 31, 2024. The program allows the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions from time to time, depending on market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The Company is not obligated to purchase any shares under this program, and the board of directors has the ability to terminate or amend the program at any time prior to the expiration date. At March 31, 2024, Company had not repurchased shares under this program.

Accumulated Other Comprehensive Income (Loss)

A roll-forward of the components of Accumulated Other Comprehensive Income (Loss) is presented in the table that follows:

	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Cash Flow Hedges	Equity Method Investment	Total
($ in thousands)
Balance, December 31, 2022	$(584,408)	$(10,734)	$(97,952)	$(79,093)	$5	$(772,182)
Net change in unrealized gain	80,958	—	—	19,280	706	100,944
Reclassification of net loss realized and included in earnings	—	—	1,519	8,001	—	9,520
Valuation adjustments to employee benefit plans	—	—	(1,836)	—	—	(1,836)
Amortization of unrealized net gain or loss on securities transferred to HTM	—	494	—	—	—	494
Income tax (expense) benefit	(18,224)	(111)	71	(6,141)	—	(24,405)
Balance, March 31, 2023	$(521,674)	$(10,351)	$(98,198)	$(57,953)	$711	$(687,465)
Balance, December 31, 2023	$(450,748)	$(9,385)	$(103,061)	$(58,306)	$373	$(621,127)
Net change in unrealized gain (loss)	(48,264)	—	—	(29,191)	(344)	(77,799)
Reclassification of net loss realized and included in earnings	—	—	1,019	12,558	—	13,577
Valuation adjustments to employee benefit plans	—	—	22,014	—	—	22,014
Amortization of unrealized net loss on securities transferred to HTM	—	428	—	—	—	428
Income tax (expense) benefit	10,927	(96)	(5,176)	3,737	—	9,392
Balance, March 31, 2024	$(488,085)	$(9,053)	$(85,204)	$(71,202)	$29	$(653,515)

Accumulated Other Comprehensive Income or Loss (“AOCI”) is reported as a component of stockholders’ equity. AOCI can include, among other items, unrealized holding gains and losses on securities available for sale (“AFS”), including the Company’s share of unrealized gains and losses reported by a partnership accounted for under the equity method, gains and losses associated with pension or other post-retirement benefits that are not recognized immediately as a component of net periodic benefit cost, and gains and losses on derivative instruments that are designated as, and qualify as, cash flow hedges. Net unrealized gains and losses on AFS securities reclassified as securities held to maturity (“HTM”) also continue to be reported as a component of AOCI and will be amortized over the estimated remaining life of the securities as an adjustment to interest income. Subject to certain thresholds, unrealized losses on employee benefit plans will be reclassified into income as pension and post-retirement costs are recognized over the remaining service period of plan participants. Accumulated gains or losses on cash flow hedges of variable rate loans described in Note 6 - Derivatives will be reclassified into income over the life of the hedge. Accumulated other comprehensive loss resulting from the terminated interest rate swaps are being amortized over the remaining maturities of the designated instruments. Gains and losses within AOCI are net of deferred income taxes, where applicable.

The following table shows the line items in the consolidated statements of income affected by amounts reclassified from AOCI.

	Three Months Ended
Amount reclassified from AOCI (a)	March 31,		Affected line item on
($ in thousands)	2024	2023	the statement of income
Amortization of unrealized net loss on securities transferred to HTM	$(428)	$(494)	Interest income
Tax effect	96	111	Income taxes
Net of tax	(332)	(383)	Net income
Amortization of defined benefit pension and post-retirement items	(1,019)	(1,519)	Other noninterest expense (b)
Tax effect	229	340	Income taxes
Net of tax	(790)	(1,179)	Net income
Reclassification of unrealized gain (loss) on cash flow hedges	(12,658)	(10,629)	Interest income
Tax effect	2,844	2,393	Income taxes
Net of tax	(9,814)	(8,236)	Net income
Amortization of gain on terminated cash flow hedges	100	2,628	Interest income
Tax effect	(22)	(592)	Income taxes
Net of tax	78	2,036	Net income
Total reclassifications, net of tax	$(10,858)	$(7,762)	Net income

(a)
Amounts in parentheses indicate reduction in net income.
(b)
These AOCI components are included in the computation of net periodic pension and post-retirement cost that is reported with other noninterest expense (see Note 11 – Retirement Plans for additional details).

8. Other Noninterest Income

Components of other noninterest income are as follows:

	Three Months Ended
	March 31,
($ in thousands)	2024	2023
Income from bank-owned life insurance	$4,229	$3,286
Credit related fees	3,131	2,765
Income (loss) from customer and other derivatives	(2,802)	583
Net gains on sales of premises, equipment and other assets	2,779	407
Other miscellaneous	5,841	4,177
Total other noninterest income	$13,178	$11,218

9. Other Noninterest Expense

Components of other noninterest expense are as follows:

	Three Months Ended
	March 31,
($ in thousands)	2024	2023
Corporate value and franchise taxes and other non-income taxes	$5,071	$5,253
Advertising	2,907	3,256
Telecommunications and postage	2,413	3,071
Entertainment and contributions	3,178	2,631
Tax credit investment amortization	1,554	1,401
Printing and supplies	882	990
Travel expense	1,103	1,046
Net other retirement expense	(4,824)	(3,655)
Other miscellaneous	7,624	8,124
Total other noninterest expense	$19,908	$22,117

10. Earnings Per Common Share

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

A summary of the information used in the computation of earnings per common share follows.

	Three Months Ended
	March 31,
($ in thousands, except per share data)	2024	2023
Numerator:
Net income to common shareholders	$108,612	$126,467
Net income allocated to participating securities - basic and diluted	784	1,358
Net income allocated to common shareholders - basic and diluted	$107,828	$125,109
Denominator:
Weighted-average common shares - basic	86,521	86,018
Dilutive potential common shares	205	264
Weighted-average common shares - diluted	86,726	86,282
Earnings per common share:
Basic	$1.25	$1.45
Diluted	$1.24	$1.45

Potential common shares consist of stock options, nonvested performance-based awards, nonvested restricted stock units, and restricted share awards deferred under the Company’s nonqualified deferred compensation plan. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be antidilutive, i.e., increase earnings per share or reduce a loss per share. Potential common shares with weighted averages totaling 43,493 for the three months ended March 31, 2024, and 34,157 for the three months ended March 31, 2023, did not enter the calculation of diluted earnings per share as the impact would have been anti-dilutive.

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

The following tables show the components of net periodic benefit cost included in expense for the periods indicated.

	Three Months Ended March 31,
	Pension Benefits		Other Post-Retirement Benefits
(in thousands)	2024	2023	2024	2023
Service cost	$1,979	$1,980	$9	$(31)
Interest cost	5,920	5,788	154	216
Expected return on plan assets	(11,917)	(11,178)	—	—
Amortization of net (gain) or loss and prior service costs	1,204	1,770	(185)	(251)
Net periodic benefit cost	$(2,814)	$(1,640)	$(22)	$(66)

12. Share-Based Payment Arrangements

The Company maintains incentive compensation plans that provide for awards of share-based compensation to employees and directors. These plans have been approved by the Company’s shareholders. Detailed descriptions of these plans were included in Note 18 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The Company’s restricted and performance-based share awards to certain employees and directors are subject to service requirements. A summary of the status of the Company’s nonvested restricted stock units and restricted and performance-based share awards at March 31, 2024 are presented in the following table.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2024	1,457,401	$44.65
Granted	751,122	42.07
Vested	(440,820)	41.51
Forfeited	(51,361)	43.49
Nonvested at March 31, 2024	1,716,342	$44.36

At March 31, 2024, there was $65.0 million of total unrecognized compensation expense related to nonvested restricted and performance share awards and units expected to vest in the future. This compensation is expected to be recognized in expense over a weighted average period of 3.4 years. The total fair value of shares that vested during the three months ended March 31, 2024 was $16.0 million.

During the three months ended March 31, 2024, the Company granted 533,662 restricted stock units (RSUs) to certain eligible employees. Unlike restricted share awards (RSAs), the holders of unvested restricted stock units have no rights as a shareholder of the Company, including voting or dividend rights. The Company has elected to award dividend equivalents on each restricted stock unit not deferred under the Company's nonqualified deferred compensation plan. Such dividend equivalents are forfeited should the employee terminate employment prior to the vesting of the RSU.

During the three months ended March 31, 2024, the Company granted 47,734 performance share awards subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $43.23 per share and 47,734 performance share awards subject to an adjusted earnings per share performance metric with a grant date fair value of $36.25 per share to key members of executive management. The number of performance shares subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 49 regional banks. The fair value of the performance shares subject to TSR at the grant date was determined using a Monte Carlo simulation method. The number of performance shares subject to adjusted earnings per share that ultimately vest will be based on the Company’s attainment of certain adjusted earnings per share goals over the two-year performance period. The maximum number of performance shares that could vest is 200% of the target award. Compensation expense for these performance shares is recognized on a straight line basis over the three-year service period.

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

The contractual amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. The Company had a reserve for unfunded lending commitments of $27.1 million and $28.9 million at March 31, 2024 and December 31, 2023, respectively.

The following table presents a summary of the Company’s off-balance sheet financial instruments as of March 31, 2024 and December 31, 2023:

	March 31,	December 31,
($ in thousands)	2024	2023
Commitments to extend credit	$9,330,583	$9,852,367
Letters of credit	499,963	481,910

Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business. Management does not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on the consolidated financial position or liquidity of the Company.

Federal Deposit Insurance Corporation (FDIC) Special Assessment

In November 2023, the FDIC approved a final rule to implement a special deposit insurance assessment to recover losses to the Deposit Insurance Fund (DIF) arising from the protection of uninsured depositors following the receiverships of failed institutions in the spring of 2023. In the fourth quarter of 2023, the Company recorded a pre-tax special assessment expense totaling $26.1 million based on the November 2023 final rule. In the first quarter of 2024, the FDIC provided notice that the estimated losses attributable to the protection of uninsured depositors at Silicon Valley Bank and Signature Bank increased approximately $4.1 billion from $16.3 billion, as described in the November 2023 final rule, to $20.4 billion. An additional special assessment expense of $3.8 million was recorded during the first quarter of 2024 in consideration of the revised loss estimate. The FDIC indicated that depository institutions that are subject to the special assessment will be provided with an updated estimate of each institution’s quarterly and total special assessment expense with its first quarter 2024 special assessment invoice in June 2024. We expect that there could be revisions to the estimated loss accrual at that time.

The loss estimates resulting from the failures of Silicon Valley Bank and Signature Bank may be subject to further change pending the projected and actual outcome of loss share agreements, joint ventures, and outstanding litigation. The exact amount of losses incurred will not be determined until the FDIC terminates the receiverships; therefore, the Company's exact exposure for FDIC special assessment remains unknown.

14. Fair Value Measurements

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present for each of the fair value hierarchy levels the Company’s financial assets and liabilities that are measured at fair value on a recurring basis on the consolidated balance sheets at March 31, 2024 and December 31, 2023:

	March 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$113,138	$—	$113,138
Municipal obligations	—	199,034	—	199,034
Corporate debt securities	—	20,397	—	20,397
Residential mortgage-backed securities	—	2,045,245	—	2,045,245
Commercial mortgage-backed securities	—	2,485,736	—	2,485,736
Collateralized mortgage obligations	—	41,873	—	41,873
Total available for sale securities	—	4,905,423	—	4,905,423
Mortgage loans held for sale	—	15,208	—	15,208
Derivative assets (1)	—	94,689	—	94,689
Total recurring fair value measurements - assets	$—	$5,015,320	$—	$5,015,320
Liabilities
Derivative liabilities (1)	$—	$233,239	$2,141	$235,380
Total recurring fair value measurements - liabilities	$—	$233,239	$2,141	$235,380

	December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$97,808	$—	$97,808
Municipal obligations	—	201,412	—	201,412
Corporate debt securities	—	20,352	—	20,352
Residential mortgage-backed securities	—	2,113,866	—	2,113,866
Commercial mortgage-backed securities	—	2,437,472	—	2,437,472
Collateralized mortgage obligations	—	44,285	—	44,285
Total available for sale securities	—	4,915,195	—	4,915,195
Mortgage loans held for sale	—	13,269	—	13,269
Derivative assets (1)	—	90,712	—	90,712
Total recurring fair value measurements - assets	$—	$5,019,176	$—	$5,019,176
Liabilities
Derivative liabilities (1)	$—	$205,796	$1,342	$207,138
Total recurring fair value measurements - liabilities	$—	$205,796	$1,342	$207,138

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

For the Company’s derivative financial instruments designated as hedges and those under the customer interest rate program, the fair value is obtained from a third-party pricing service that uses an industry-standard discounted cash flow model that relies on inputs, Overnight Index swap rate curves and SOFR swap curves (where applicable), all observable in the marketplace. To comply with the accounting guidance, credit valuation adjustments are incorporated in the fair values to appropriately reflect nonperformance risk for both the Company and the counterparties. Although the Company has determined that the majority of the inputs used to value these derivative instruments fall within level 2 of the fair value hierarchy, the credit value adjustments utilize level 3 inputs, such as estimates of current credit spreads. The Company has determined that the impact of the credit valuation adjustments is not significant to the overall valuation of these derivatives. As a result, the Company has classified its derivative valuations for these instruments in level 2 of the fair value hierarchy. The Company’s policy is to measure counterparty credit risk quarterly for derivative instruments, which are all subject to master netting arrangements, consistent with how market participants would price the net risk exposure at the measurement date.

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

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements

The table below presents a rollforward of the amounts on the consolidated balance sheets for the three months ended March 31, 2024 and the year ended December 31, 2023 for financial instruments of a material nature that are classified within level 3 of the fair value hierarchy and are measured at fair value on a recurring basis:

($ in thousands)
Balance at December 31, 2022	$1,883
Cash settlement	(2,547)
Losses included in earnings	2,006
Balance at December 31, 2023	1,342
Cash settlement	(431)
Losses included in earnings	1,230
Balance at March 31, 2024	$2,141

The table below provides an overview of the valuation techniques and significant unobservable inputs used in those techniques to measure the financial instrument measured on a recurring basis and classified within level 3 of the valuation. The range of sensitivities that management utilized in its fair value calculations is deemed acceptable in the industry with respect to the identified financial instrument. The assumptions reflected in the table below for March 31, 2024 were updated in consideration of the recent proposed exchange offer from Visa.

($ in thousands)
Fair Value
Level 3 Class	March 31, 2024	December 31, 2023
Derivative liability	$2,141	$1,342
Valuation technique	Discounted cash flow	Discounted cash flow
Unobservable inputs:
Visa Class A appreciation - range	6-12%	6-12%
Visa Class A appreciation - weighted average	9%	9%
Conversion rate - range	1.60x-1.59x	1.60x-1.59x
Conversion rate -weighted average	1.5950x	1.5950x
Time until resolution	40-50 months	3-9 months

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

	March 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent loans individually evaluated for credit loss	$—	$37,176	$—	$37,176
Other real estate owned and foreclosed assets, net	—	—	2,793	2,793
Total nonrecurring fair value measurements	$—	$37,176	$2,793	$39,969

	December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent loans individually evaluated for credit loss	$—	$15,882	$—	$15,882
Other real estate owned and foreclosed assets, net	—	—	3,628	3,628
Total nonrecurring fair value measurements	$—	$15,882	$3,628	$19,510

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

Short-Term FHLB Borrowings – At December 31, 2023, short-term FHLB borrowings consisted of one short-term fixed rate borrowing (five calendar days outstanding); as such, the carrying amount of the instrument is a reasonable estimate of fair value and is reflected as Level 1 in the respective table below.

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

	March 31, 2024
				Total Fair	Carrying
($ in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$853,300	$—	$—	$853,300	$853,300
Available for sale securities	—	4,905,423	—	4,905,423	4,905,423
Held to maturity securities	—	2,436,610	—	2,436,610	2,653,759
Loans, net	—	37,176	23,119,375	23,156,551	23,657,212
Loans held for sale	—	16,470	—	16,470	16,470
Derivative financial instruments	—	94,689	—	94,689	94,689
Financial liabilities:
Deposits	$—	$—	$29,761,955	$29,761,955	$29,775,906
Federal funds purchased	350	—	—	350	350
Securities sold under agreements to repurchase	667,410	—	—	667,410	667,410
Long-term debt	—	191,331	—	191,331	236,355
Derivative financial instruments	—	233,239	2,141	235,380	235,380

	December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Carrying Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$1,188,284	$—	$—	$1,188,284	$1,188,284
Available for sale securities	—	4,915,195	—	4,915,195	4,915,195
Held to maturity securities	—	2,485,918	—	2,485,918	2,684,779
Loans, net	—	15,882	23,170,377	23,186,259	23,614,010
Loans held for sale	—	26,124	—	26,124	26,124
Derivative financial instruments	—	90,712	—	90,712	90,712
Financial liabilities:
Deposits	$—	$—	$29,679,228	$29,679,228	$29,690,059
Federal funds purchased	350	—	—	350	350
Securities sold under agreements to repurchase	454,479	—	—	454,479	454,479
FHLB short-term borrowings	700,000	—	—	700,000	700,000
Long-term debt	—	196,182	—	196,182	236,317
Derivative financial instruments	—	205,796	1,342	207,138	207,138

15. Recent Accounting Pronouncements

Accounting Standards Adopted During the Three Months Ended March 31, 2024

In March 2023, FASB issued Accounting Standards Update (ASU) 2023-02, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method,” to allow reporting entities to have the option to elect and expand the use of the proportional amortization method of accounting for qualifying tax credit equity investments structures that meet certain criteria. Existing guidance under Subtopic 323-740 provides the option to apply the proportional amortization method only to investments in low-income-housing tax credit structures; equity investments in other tax credit structures are typically accounted for under Topic 321, Investments – Equity Securities. Under the provisions of this update, the accounting policy election to apply the proportional amortization method can be made on a tax-credit-program-by-tax-credit-program basis for programs that meet certain conditions and is not made at the reporting entity or individual investment level. Application of the proportional amortization method to any eligible tax credit investments will result in the cost of the investment being amortized in proportion to the income tax credits and other income tax benefits received, with the amortization being presented as a component of income tax expense (benefit), as opposed to current guidance under Topic 321, where any investment income, gains and losses and tax credits are all presented gross in the statement of income. For public business entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years and must be applied on either a modified retrospective or a retrospective basis. The Company adopted this standard effective January 1, 2024, and has elected not to apply the proportional amortization method to the new market tax program, which includes our existing qualifying new market tax credit investments. The election for any eligible future investments in other tax credit programs will be made at the time of investment. The adoption of this standard had no effect on the Company’s consolidated financial position or results of operations.

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

In March 2024, the FASB issued ASU 2024-02, “Codification Improvements – Amendments to Remove References to Concepts Statements,” to remove from the FASB codification extraneous references to FASB Concept Statements. FASB Concepts Statements are nonauthoritative, and the removal of references to such from the FASB codification will simplify the codification and draw a distinction between authoritative guidance and nonauthoritative literature. Generally, the amendments in this update are not intended to result in significant accounting change for most entities. The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2024, and early application is permitted for any fiscal year or interim period for which financial statements have not yet been issued (or made available for issuance). If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes that interim period. An entity should apply the amendments in this update on a prospective basis for new transactions recognized on or after the date of first application, or on a retrospective basis to the beginning of the earliest comparative period presented in which the amendments were first applied. The Company is currently assessing the provisions of this guidance to determine if one or more are applicable, but does not expect the application of any relevant provisions to have a material impact to its financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The objective of this discussion and analysis is to provide material information relevant to the assessment of the financial condition and results of operations of Hancock Whitney Corporation and its subsidiaries during the three months ended March 31, 2024 and selected comparable prior periods, including an evaluation of the amounts and certainty of cash flows from operations and outside sources. This discussion and analysis is intended to highlight and supplement financial and operating data and information presented elsewhere in this report, including the consolidated financial statements and related notes. The discussion contains forward-looking statements within the meaning and protections of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q and in other reports or documents that we file from time to time with the SEC include, but are not limited to, the following:

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
•
credit quality trends;
•
changes in interest rates, including actions taken by the Federal Reserve Board;
•
net interest margin trends, including the impact of changes in interest rates;
•
changes in the cost and availability of funding due to changes in the deposit and credit markets;
•
success of revenue-generating and cost reducing initiatives;
•
future expense levels;
•
changes in expense to revenue (efficiency ratio), including the risk that we may not realize and/or sustain benefits from efficiency and growth initiatives or that we may not be able to realize cost savings or revenue benefits in the time period expected, which could negatively affect our future profitability;
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

•
our ability to identify and address potential cybersecurity risks, which may be exacerbated by recent developments in generative artificial intelligence, on our systems and/or third party vendors and service providers on which we rely, a failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation;
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

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward looking statements. Additional factors that could cause actual results to differ materially can be found in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, or in other periodic reports that we file with the SEC.

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

Consistent with the provisions of subpart 229.1400 of the Securities and Exchange Commission’s Regulation S-K, “Disclosures by Bank and Savings and Loan Registrants,” we present net interest income, net interest margin and efficiency ratios on a fully taxable equivalent ("te") basis. The te basis adjusts for the tax-favored status of net interest income from certain loans and investments using a statutory federal tax rate of 21% to increase tax-exempt interest income to a taxable equivalent basis. We believe this measure to be the preferred industry measurement of net interest income, and that it enhances comparability of net interest income arising from taxable and tax-exempt sources.

We present certain additional non-GAAP financial measures to assist the reader with a better understanding of the Company’s performance period over period, and to provide investors with assistance in understanding the success management has experienced in executing its strategic initiatives. The Company highlights certain items that are outside of our principal business and/or are not indicative of forward-looking trends in supplemental disclosure items below our GAAP financial data and presents certain "Adjusted" ratios that exclude these disclosed items. These adjusted ratios provide management and the reader with a measure that may be more indicative of forward-looking trends in our business, as well as demonstrates the effects of significant gains or losses and changes.

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

Current Economic Environment

The battle against inflation continued to be at the forefront of the economic landscape in the first quarter of 2024. Headline and core (excluding food and energy) inflation have receded considerably below the 40-year highs experienced in 2022, although at 3.5% and 3.8%, respectively, in March 2024, both remain well above the Federal Reserve's target rate of 2%. First quarter 2024 gross domestic product (GDP) was 1.6% on an annual basis, falling short of estimates and significantly lower than fourth quarter 2023, which was revised up to 3.4%. The labor market remains strong, with upward wage pressure persisting and a 3.8% unemployment rate in March 2024. In response to signs of meaningful decrease in inflation in early to mid-2023, the Federal Reserve has held the benchmark interest rate steady since July 2023, with market expectation of rate cuts beginning in mid-2024. However, amid continued strong economic indicators and sustained disparity between the core inflation rate and the Federal Reserve's target, the organization has signaled that it will hold rates at elevated levels for longer than originally anticipated. While the continued strong pace of consumer spending and the strength of the labor market may help prevent or reduce the severity of a potential recession, the likelihood that rates will remain higher for longer and greater uncertainty surrounding the Federal Reserve's future actions with respect to monetary policy may adversely affect capital markets and could result in below-trend economic growth. Economic trends may be further influenced by factors outside of inflation, such continued pressure on the commercial real estate sector, a potential shutdown of the U.S. government and ongoing geopolitical conflict.

Within the financial services industry, institutions continue to grapple with both macroeconomic and industry-specific headwinds. The elevated interest rate environment and heightened competition for deposits has fostered a continued shift within deposit composition toward higher cost products, although the pace of movement has slowed in recent months, allowing deposit costs to somewhat stabilize. The interest rate environment has also steadily affected the affordability of credit to consumers and businesses, moderating loan demand. At the same time, economic uncertainty and industry turmoil have prompted financial institutions to tighten credit standards. Many financial institutions, including ours, have also experienced some degree of deterioration in credit quality metrics from the mostly-benign credit environment experienced during the last three years.

Within our markets, loan growth remains tempered in response to heightened interest rates and increased insurance costs. Further, we continue to narrow our credit appetite and focus on full-service relationships. However, interest rates on new, renewed and repricing variable rate loans continue to result in higher yields on earning assets. Our core client deposits, defined as total deposits excluding public funds and brokered deposits, grew $365 million during the quarter as we continue to maintain our diversified deposit base with competitive pricing, as much of our client base remains interest rate sensitive.

Economic Outlook

We utilize economic forecasts produced by Moody’s that provide various scenarios to assist in the development of our economic outlook. This outlook discussion utilizes the February 2024 Moody’s forecasts, the most current available at the time of our computation of the March 31, 2024 allowance for credit losses. Moody’s state level forecasts for March were delayed due to recalibration, but the general outlook was not materially different than the February forecast utilized. The forecasts are anchored on a baseline forecast scenario, which Moody’s defines as the “most likely outcome” of where the economy is headed based on current conditions. Several upside and downside scenarios are produced that are derived from the baseline scenario that display varying depictions of economic performance as compared to the baseline.

Management applied a weighting of 40% to the baseline and 60% to the mild recessionary S-2 scenario in the computation of the allowance for credit losses at March 31, 2024, consistent with the scenarios and respective weighting used at December 31, 2023. Our overall credit loss outlook has not changed significantly, and we continue to believe a mild recession is reasonably possible due to uncertainty in current economic conditions.

The baseline scenario continues to incorporate the belief that the Federal Reserve will accomplish its goal of bringing inflation to or below its target without precipitating a recession. Key assumptions within the February 2024 baseline forecast include the following: (1) the Federal Funds rate has reached its terminal value in the rate hiking cycle, with rate cuts of 25 basis points in May, June, July and December 2024, with subsequent 25-basis point cuts per quarter until reaching 3% in late 2026, and 2.5% by 2030; (2) the U.S government will avoid a shut down in the current year; (3) while the labor market remains strong, there are indications of softening, and the unemployment rate will rise from its current rate of 3.8% to 3.9% in 2024 and 4.1% in 2025, and then recede to 4.0% in 2026 and 2027; (4) GDP will display modest annual growth of 2.3% in 2024, 1.6% in 2025, and 2.0% in 2026; and (5) the 10-year U.S. Treasury yield will average 4.2% in the first quarter of 2024, and will approach its equilibrium level of 4% over the year and remain near this level through the end of the decade.

The S-2 scenario presents a downside alternative to the baseline. The S-2 scenario assumes an increased likelihood of a U.S. government shutdown, longer and farther-reaching disturbance from geopolitical conflict, and continued disruption in the financial services industry leading to further tightening of credit standards. Further, the scenario assumes the unemployment rate will increase considerably to 5.0% in 2024 and 5.8% in 2025 before improving to 4.1% in 2026 and 4.0% in 2027. As the economy weakens, the Federal Reserve commences rate cuts in the second quarter of 2024, deeper than those assumed in the baseline. As a result of these pressures, the U.S. falls into a mild recession beginning in the second quarter of 2024 that lasts for three quarters, with the stock market contracting 22% and a peak-to-trough decline in GDP of 1%.

The credit loss outlook for our portfolio as a whole has not changed materially since December 31, 2023. We continue to closely monitor our portfolio for customers that are sensitive to prolonged inflation, the elevated interest rate environment and/or other economic circumstances that may impact credit quality. We expect full year 2024 loan growth in the low single digit range, reflecting our disciplined loan pricing, the potential for economic slowdown and a focus on lending to resilient borrowers with whom we have a full service relationship.

There are a number of uncertainties in the current economic outlook, including the Federal Reserve's actions with respect to monetary policy. The full extent of the impact of these factors, among others, is uncertain and may have a negative impact on the U.S. economy, including the possibility of an economic recession in the near or mid-term.

Highlights of the First Quarter 2024

We reported net income for the first quarter of 2024 of $108.6 million, or $1.24 per diluted common share, compared to $50.6 million, or $0.58 per diluted common share, in the fourth quarter of 2023 and $126.5 million, or $1.45 per diluted common share, in the first quarter of 2023. The first quarter of 2024 includes a charge of $3.8 million, or $0.04 per diluted share after-tax, supplemental disclosure item attributable to a revision of the FDIC special assessment recorded in the prior quarter. The fourth quarter of 2023 included a net charge of $75.4 million, or $0.68 per diluted share after-tax, of supplemental disclosure items that included an FDIC special assessment, a loss on restructuring of the available for sale securities portfolio and a gain on the sale of a parking facility. There were no supplemental disclosure items in the first quarter of 2023.

First quarter 2024 results compared to fourth quarter 2023:

•
Net income of $108.6 million, or $1.24 per diluted share, up $58.0 million, or $0.66 per diluted share; relatively flat when adjusted to exclude supplemental disclosure items
•
Adjusted pre-provision net revenue, a non-GAAP measure, totaled $152.9 million, down $4.6 million, or 3%
•
Period-end loans of $24.0 billion increased $49 million, or less than 1%
•
Criticized commercial loans and nonaccrual loans continued to normalize from historically low levels, annualized net charge-offs declined to 0.15% compared to 0.27%
•
Period-end deposits of $29.8 billion increased $85.8 million, or less than 1%
•
Net interest margin of 3.32%, up 5 basis points (bps) from 3.27%
•
Common equity tier 1 ratio of 12.65%, up 32 bps, and tangible common equity ratio of 8.61%, up 24 bps

•
Efficiency ratio of 56.44%, compared to 55.58%

The first quarter of 2024 was a solid start to our 125th anniversary year. The results reflect our efforts to position our balance sheet for continued capital growth and enhanced profitability. We were able to grow core client deposits, hold our loan level relatively flat while focusing on lending to more granular, full service relationships, and, through prudent pricing efforts, experience modest net interest margin expansion. Our allowance for credit losses is solid at 1.42% and our credit metrics remain at or below peer averages. As with many other institutions, credit metrics continue to normalize from the recent benign environment, but we have seen no broad signs of weakening in any portfolio or geographic segment. We remain mindful of potential headwinds, but we believe we are well positioned to navigate the current operating environment.

Consolidated Financial Results

The following table contains the consolidated financial results for the periods indicated.

	Three Months Ended
(in thousands, except per share data)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Income Statement Data:
Interest income	$421,684	$426,794	$415,827	$405,273	$372,603
Interest income (te) (a)	424,514	429,628	418,679	408,110	375,187
Interest expense	155,513	157,334	146,593	131,362	87,609
Net interest income (te)	269,001	272,294	272,086	276,748	287,578
Provision for credit losses	12,968	16,952	28,498	7,633	6,020
Noninterest income	87,851	38,951	85,974	83,225	80,330
Noninterest expense	207,722	229,151	204,675	202,138	200,884
Income before income taxes	133,332	62,308	122,035	147,365	158,420
Income tax expense	24,720	11,705	24,297	29,571	31,953
Net income	$108,612	$50,603	$97,738	$117,794	$126,467
Supplemental disclosure items-included above, pre-tax:
Included in noninterest income:
Gain on sale of parking facility	$—	$16,126	$—	$—	$—
Loss on securities portfolio restructure	—	(65,380)	—	—	—
Included in noninterest expense:
FDIC special assessment	3,800	26,123	—	—	—

Balance Sheet Data:
Period end balance sheet data
Loans	$23,970,938	$23,921,917	$23,983,679	$23,789,886	$23,404,523
Earning assets	31,985,610	32,175,097	32,733,591	32,715,630	34,106,792
Total assets	35,247,119	35,578,573	36,298,301	36,210,148	37,547,083
Noninterest-bearing deposits	10,802,127	11,030,515	11,626,371	12,171,817	12,860,027
Total deposits	29,775,906	29,690,059	30,320,337	30,043,501	29,613,070
Stockholders' equity	3,853,436	3,803,661	3,501,003	3,554,476	3,531,232
Average balance sheet data
Loans	$23,810,163	$23,795,681	$23,830,724	$23,654,994	$23,086,529
Earning assets	32,556,821	33,128,130	33,137,565	33,619,829	32,753,781
Total assets	35,101,869	35,538,300	35,626,927	36,205,396	35,159,050
Noninterest-bearing deposits	10,673,060	11,132,354	11,453,236	12,153,453	12,963,133
Total deposits	29,560,956	29,974,941	29,757,180	29,372,899	28,792,851
Stockholders' equity	3,818,840	3,560,978	3,572,487	3,567,260	3,412,813
Common Shares Data:
Earnings per share - basic	$1.25	$0.58	$1.12	$1.35	$1.45
Earnings per share - diluted	1.24	0.58	1.12	1.35	1.45
Cash dividends per common share	0.30	0.30	0.30	0.30	0.30
Book value per share (period-end)	44.49	44.05	40.64	41.27	41.03
Tangible book value per share (period-end)	34.12	33.63	30.16	30.76	30.47
Weighted average number of shares - diluted	86,726	86,604	86,437	86,370	86,282
Period-end number of shares	86,622	86,345	86,148	86,123	86,066

	Three Months Ended
($ in thousands)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Performance and other data:
Return on average assets	1.24%	0.56%	1.09%	1.30%	1.46%
Return on average common equity	11.44%	5.64%	10.85%	13.24%	15.03%
Return on average tangible common equity	14.96%	7.55%	14.53%	17.76%	20.49%
Tangible common equity ratio (b)	8.61%	8.37%	7.34%	7.50%	7.16%
Tangible common equity Tier 1 (CET1) ratio	12.65%	12.33%	12.06%	11.83%	11.60%
Net interest margin (te)	3.32%	3.27%	3.27%	3.30%	3.55%
Noninterest income as a percentage of total revenue (te)	24.62%	12.51%	24.01%	23.21%	21.83%
Efficiency ratio (c)	56.44%	55.58%	56.38%	55.33%	53.76%
Allowance for loan losses as a percentage of period-end loans	1.31%	1.29%	1.28%	1.32%	1.32%
Allowance for credit losses as a percentage of period-end loans	1.42%	1.41%	1.40%	1.45%	1.46%
Annualized net charge-offs to average loans	0.15%	0.27%	0.64%	0.06%	0.10%
Nonaccrual loans as a percentage of loans	0.34%	0.25%	0.25%	0.33%	0.23%
FTE headcount	3,564	3,591	3,681	3,705	3,679
Reconciliation of pre-provision net revenue (te) and adjusted pre-provision net revenue(te) (non-GAAP measures) (d)
Net income (GAAP)	$108,612	$50,603	$97,738	$117,794	$126,467
Provision for credit losses	12,968	16,952	28,498	7,633	6,020
Income tax expense	24,720	11,705	24,297	29,571	31,953
Pre-provision net revenue	146,300	79,260	150,533	154,998	164,440
Taxable equivalent adjustment	2,830	2,834	2,852	2,837	2,584
Pre-provision net revenue (te)	149,130	82,094	153,385	157,835	167,024
Adjustments from supplemental disclosure items
Gain on sale of parking facility	—	(16,126)	—	—	—
Loss on securities portfolio restructure	—	65,380	—	—	—
FDIC special assessment	3,800	26,123	—	—	—
Adjusted pre-provision net revenue (te)	$152,930	$157,471	$153,385	$157,835	$167,024
Reconciliation of revenue (te), adjusted revenue (te) and efficiency ratio (non-GAAP measures) (d)
Net interest income	$266,171	$269,460	$269,234	$273,911	$284,994
Noninterest income	87,851	38,951	85,974	83,225	80,330
Total GAAP revenue	354,022	308,411	355,208	357,136	365,324
Taxable equivalent adjustment	2,830	2,834	2,852	2,837	2,584
Total revenue (te)	356,852	311,245	358,060	359,973	367,908
Adjustments from supplemental disclosure items
Gain on sale of parking facility	—	(16,126)	—	—	—
Loss on securities portfolio restructure	—	65,380	—	—	—
Adjusted revenue	356,852	360,499	358,060	359,973	367,908
GAAP noninterest expense	207,722	229,151	204,675	202,138	200,884
Amortization of intangibles	(2,526)	(2,672)	(2,813)	(2,957)	(3,114)
Adjustments from supplemental disclosure items
FDIC special assessment	(3,800)	(26,123)	—	—	—
Adjusted noninterest expense	$201,396	$200,356	$201,862	$199,181	$197,770
Efficiency ratio (c)	56.44%	55.58%	56.38%	55.33%	53.76%

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) for the first quarter of 2024 was $269.0 million, down $3.3 million, or 1%, compared to the fourth quarter of 2023, and $18.6 million, or 6%, compared to the first quarter of 2023.

The $3.3 million decrease in net interest income (te) compared to the fourth quarter of 2023 is largely attributable to one fewer accrual day, or approximately $2.0 million. Interest income (te) was down $5.1 million, largely due to a $3.6 million impact of one fewer accrual day, $3.3 million attributable to a decrease in the average balance of and lower yield on short-term investments, and an increase of $0.8 million in net nonaccrual interest reversals, partially offset by higher yields on loans. Interest expense was down $1.8 million, largely due to one fewer accrual day, or approximately $1.6 million, as the impact from growth in average public fund and retail interest-bearing deposits and higher rates paid on deposits was largely offset by decreases in the average balances of brokered time deposits and short-term borrowings. The net interest margin for the first quarter of 2024 was 3.32%, up 5 bps from 3.27% in the fourth quarter of 2023. The increase in the net interest margin from the prior quarter was largely driven by a favorable shift in the mix of earning assets and a decrease in short-term borrowings (6 bps), an increase in loan yields (4 bps), and the impact of the bond portfolio restructure (3 bps), partially offset by a change in deposit mix and rates (8 bps).

The $18.6 million decrease in net interest income (te) compared to the first quarter of 2023 reflects the growth in and prevailing rates on interest-bearing liabilities outpacing those of earning assets. Interest income (te) increased $49.3 million, driven largely by higher yields on loans and loan growth. Interest expense increased $67.9 million, driven largely by the shift in the mix of deposits from noninterest-bearing and low interest-bearing transaction and savings deposits into higher cost products at competitive interest rates, partially offset by a decrease in the cost of borrowings largely the result of the decrease in average FHLB advances. The net interest margin was down 23 bps from the first quarter of 2023, driven largely by the cost of deposits. The rate on interest-bearing liabilities was up 119 bps compared to the first quarter of 2023, with the rate on interest-bearing deposits up 149 bps. The yield on average earning assets was up 61 bps, driven primarily by a 62 bp improvement in the loan yield.

We expect modest expansion in the net interest margin during 2024. Our expectation incorporates the assumption of three Federal Reserve interest rate cuts of 25 bps each in June, September and December of 2024, and of continued deposit remix, but at a slower pace.

The following tables detail the components of our net interest income (te) and net interest margin.

	Three Months Ended
	March 31, 2024			December 31, 2023			March 31, 2023
($ in millions)	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$18,431.0	$295.7	6.45%	$18,548.9	$297.6	6.37%	$18,322.2	$259.1	5.73%
Residential mortgage loans	3,963.0	36.9	3.72%	3,803.7	35.2	3.70%	3,214.4	28.1	3.49%
Consumer loans	1,416.2	31.3	8.88%	1,443.1	31.9	8.79%	1,549.9	29.2	7.63%
Loan fees & late charges	—	1.0	0.00%	—	1.4	0.00%	—	(0.4)	0.00%
Total loans (te) (b)	23,810.2	364.9	6.16%	23,795.7	366.1	6.11%	23,086.5	316.0	5.54%
Loans held for sale	15.4	0.3	7.90%	12.3	0.3	8.52%	22.9	0.3	5.21%
US Treasury and government agency securities	515.6	3.5	2.69%	654.1	5.2	3.18%	541.3	3.4	2.49%
Mortgage-backed securities and collateralized mortgage obligations	6,792.5	42.4	2.50%	7,031.9	41.2	2.34%	7,668.0	43.3	2.26%
Municipals (te)	865.8	6.4	2.96%	870.0	6.5	2.97%	904.3	6.7	2.98%
Other securities	23.5	0.2	3.51%	23.4	0.2	3.51%	23.5	0.2	3.50%
Total securities (te) (c)	8,197.4	52.5	2.56%	8,579.4	53.1	2.47%	9,137.1	53.6	2.35%
Total short-term investments	533.8	6.8	5.11%	740.7	10.1	5.43%	507.3	5.3	4.27%
Total earning assets (te)	$32,556.8	$424.5	5.24%	$33,128.1	$429.6	5.16%	$32,753.8	$375.2	4.63%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$10,803.2	$60.1	2.24%	$10,681.9	$56.9	2.11%	$10,650.4	$27.3	1.04%
Time deposits	4,965.3	59.1	4.79%	5,264.3	62.4	4.71%	2,018.6	13.4	2.70%
Public funds	3,119.4	28.3	3.65%	2,896.3	26.8	3.68%	3,160.7	23.7	3.04%
Total interest-bearing deposits	18,887.9	147.5	3.14%	18,842.5	146.1	3.08%	15,829.7	64.4	1.65%
Repurchase agreements	620.2	2.7	1.77%	569.7	2.2	1.58%	445.8	0.8	0.69%
Other short-term borrowings	163.8	2.3	5.51%	424.1	5.9	5.48%	1,652.8	19.3	4.74%
Long-term debt	236.3	3.0	5.19%	236.3	3.1	5.19%	242.1	3.1	5.11%
Total borrowings	1,020.3	8.0	3.16%	1,230.1	11.2	3.62%	2,340.7	23.2	4.00%
Total interest-bearing liabilities	19,908.2	155.5	3.14%	20,072.6	157.3	3.11%	18,170.4	87.6	1.95%
Net interest-free funding sources	12,648.6			13,055.5			14,583.4
Total cost of funds	$32,556.8	$155.5	1.92%	$33,128.1	$157.3	1.88%	$32,753.8	$87.6	1.08%
Net interest spread (te)		$269.0	2.10%		$272.3	2.05%		$287.6	2.67%
Net interest margin	$32,556.8	$269.0	3.32%	$33,128.1	$272.3	3.27%	$32,753.8	$287.6	3.55%

(a)
Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)
Includes nonaccrual loans.
(c)
Average securities do not include unrealized holding gains/losses on available for sale securities.
(d)
Included in interest income is net purchase accounting accretion of $0.3 million, $0.4 million, and $0.8 million for the three months ended March 31, 2024, December 31, 2023, and March 31, 2023, respectively.

Provision for Credit Losses

During the first quarter of 2024, we recorded a provision for credit losses of $13.0 million, compared to $17.0 million in the fourth quarter of 2023 and $6.0 million in the first quarter of 2023. The provision in the first quarter of 2024 included net charge-offs of $9.0 million and a reserve build of $4.0 million, compared to net charge-offs of $16.1 million and a reserve build of $0.9 million in the fourth quarter of 2023 and net charge-offs of $5.7 million and a reserve build of $0.3 million in the first quarter of 2023. The provision recorded in the first quarter of 2024 and the fourth quarter of 2023 reflect a somewhat typical level in the current operating environment as compared to the first quarter 2023 level.

Net charge-offs in the first quarter of 2024 were $9.0 million, or 0.15% of average total loans on an annualized basis, compared to net charge-offs of $16.1 million, or 0.27%, in the fourth quarter of 2023 and net charge-offs of $5.7 million, or 0.10% in the first quarter of 2023. The first quarter of 2024 included net charge-offs of $5.3 million in the commercial portfolio and $3.9 million in the consumer portfolio, partially offset by net recoveries of $0.2 million in the residential mortgage portfolio. Net charge-offs in the commercial portfolio for the first quarter of 2024 includes an $8.8 million charge-off on a single commercial real estate - income producing credit and an $11.8 million recovery from a single legacy energy credit. The fourth quarter of 2023 included net charge-offs of $12.7 million in the commercial portfolio and $3.7 million in the consumer portfolio, partially offset by net recoveries of $0.4 million in the residential mortgage portfolio. The first quarter of 2023 included net charge-offs of $3.4 million in the commercial portfolio and $2.5 million in the consumer portfolio, partially offset by net recoveries of $0.2 million in the residential mortgage portfolio.

We expect to see low to modest charge-offs and provision for credit losses in 2024. However, loan growth, portfolio mix, asset quality metrics and future assumptions in economic forecasts will drive the level of credit loss reserves.

The discussion labeled "Allowance for Credit Losses and Asset Quality" that appears later in this Item provides additional information on these changes and on general credit quality.

Noninterest Income

Noninterest income totaled $87.9 million for the first quarter of 2024, up $48.9 million, or 126%, from the fourth quarter of 2023, and up $7.5 million, or 9%, from the first quarter of 2023. Noninterest income for the fourth quarter of 2023 included two supplemental disclosure items, a $16.1 million gain on the sale of a parking facility and a $65.4 million loss on the restructuring of the available for sale securities portfolio. Excluding the impact of the supplemental disclosure items, noninterest income for the first quarter of 2024 was relatively flat when compared to the fourth quarter of 2023, with increases in service charges on deposit accounts, trust fees, investment and annuity fees and income from secondary mortgage market operations offset by a decline in income from bank-owned life insurance and specialty lines of business. The increase in noninterest income from the first quarter of 2023 is primarily attributable to increases in service charges on deposit accounts, investment and annuity fees, income from bank-owned life insurance, net gains on sales of premises and equipment, and dividends on FHLB stock, partially offset by a decline in income from derivatives. A more detailed discussion of these and other noninterest income variances follows.

The components of noninterest income are presented in the following table for the indicated periods.

	Three Months Ended
	March 31,	December 31,	March 31,
($ in thousands)	2024	2023	2023
Service charges on deposit accounts	$22,239	$21,643	$20,622
Trust fees	17,077	16,845	16,734
Bank card and ATM fees	20,622	20,708	20,721
Investment and annuity fees and insurance commissions	11,844	11,086	8,867
Secondary mortgage market operations	2,891	2,083	2,168
Income from bank-owned life insurance	4,229	5,171	3,286
Credit related fees	3,131	3,308	2,765
Income (loss) from customer and other derivatives	(2,802)	(1,165)	583
Securities transactions, net	—	(65,380)	—
Net gains on sales of premises, equipment and other assets	2,779	17,078	407
Other miscellaneous	5,841	7,574	4,177
Total noninterest income	$87,851	$38,951	$80,330
Supplemental Disclosure Items Included in Noninterest Income
Securities transactions, net
Loss on securities portfolio restructure	$—	$(65,380)	$—
Net gains on sales of premises, equipment and other assets
Gain on sale of parking facility	—	16,126	—

Service charges on deposit accounts are composed of overdraft fees, and nonsufficient funds fees on business accounts, business and corporate account analysis fees, overdraft protection fees and other customer transaction-related charges. Service charges on deposits totaled $22.2 million for the first quarter of 2024, up $0.6 million, or 3%, from the fourth quarter of 2023 and up $1.6 million, or 8%, from the first quarter of 2023. The linked-quarter increase is primarily attributable to net analysis fees, driven by deposit balance activity, pricing changes and strong sales activity. The increase from the same period in 2023 was also largely attributable to net analysis fees, and to consumer overdraft fees, driven by higher instances of overdrafts.

Trust fee income represents revenue generated from a full range of trust services, including asset management and custody services provided to individuals, businesses and institutions. Trust fees totaled $17.1 million for the first quarter of 2024, up $0.2 million, or 1%, from the fourth quarter of 2023, and up $0.3 million, or 2%, from the first quarter of 2023, primarily related to institutional trust fees for both periods.

Bank card and ATM fees include interchange and other income from credit and debit card transactions, fees earned from processing card transactions for merchants, and fees earned from ATM transactions. Bank card and ATM fees totaled $20.6 million for the first quarter of 2024, down $0.1 million, or less than 1%, from both the fourth quarter of 2023 and the first quarter of 2023, with modestly lower activity across most products.

Investment and annuity fees and insurance commissions, which include both fees earned from sales of annuity and insurance products, as well as managed account fees, totaled $11.8 million, up $0.8 million, or 7%, from the fourth quarter of 2023, and up $3.0 million, or 34% from the first quarter of 2023. The linked quarter and year over year increases reflect continued strong annuity sales performance and fixed-income trading commissions amid the elevated interest rate environment and favorable market conditions.

Income from secondary mortgage market operations is comprised of income produced from the origination and sales of residential mortgage loans in the secondary market. We offer a full range of mortgage products to our customers and typically sell longer-term fixed-rate loans while retaining the majority of adjustable-rate loans, as well as loans generated through programs to support customer relationships. Secondary mortgage market operations income will vary based on mortgage application volume, pull through rates, the percentage of loans ultimately sold in the secondary market and the timing of such sales. Income from secondary mortgage market operations was $2.9 million in the first quarter of 2024, up $0.8 million, or 39%, from the fourth quarter of 2023, and up $0.7 million, or 33% from the same quarter last year. The increases from both the fourth quarter of 2023 and the first quarter of 2023 were largely driven by an upward trend in the percentage of mortgage loans sold in the secondary market as opposed to those held in our portfolio.

Income from bank-owned life insurance (BOLI) is typically generated through insurance benefit proceeds as well as the growth of the cash surrender value of insurance contracts held. Income from BOLI was $4.2 million for the first quarter of 2024, down $0.9 million, or 18%, from the fourth quarter of 2023, and up $0.9 million, or 29% from the first quarter of 2023. The linked quarter decrease was primarily attributable to lower mortality gains, and the increase over the same quarter last year reflects an increase in income from both mortality gains and cash surrender value.

Credit-related fees include fees assessed on letters of credit and unused portions of loan commitments. Credit-related fees were $3.1 million for the first quarter of 2024, down $0.2 million, or 5% from the fourth quarter of 2023, and up $0.4 million, or 13% from the same quarter last year. The decrease in credit-related fees compared to the prior quarter was due to a decline in letter of credit fees. The increase compared to same quarter last year was in both unused commitment and letter of credit fees. Income from these products will vary based on letters of credit issued, credit line utilization and prevailing assessment rates.

Income or losses from customer and other derivatives is largely from our customer interest rate derivative program and totaled a loss of $2.8 million for the first quarter of 2024, compared to a loss of $1.2 million in the prior quarter, and income of $0.6 million in the first quarter of 2023. Derivative income can be volatile and is dependent upon the composition of the portfolio, volume and mix of sales and termination activity, and market value adjustments due to market interest rate movement. Customer derivative income for the first quarter of 2024 includes a loss of approximately $1.5 million related to assumption changes for certain valuation inputs that is not expected to recur. The remainder of the decline in customer derivatives is largely tied to the change in the interest rate environment present in each of the comparative periods, which affects demand for variable rate loans and related derivative products, valuation adjustments, and related collateral income/expense for the program as a whole. In addition, valuation changes to our Visa B derivative liability in the first quarter of 2024 contributed to increased losses of $0.8 million compared to the fourth quarter of 2023 and $1.0 million compared to the first quarter of 2024.

There were no gains or losses on sales of securities during the first quarters of 2024 and 2023, compared to a loss on sales of securities of $65.4 million in the fourth quarter of 2023. The net loss recorded in the fourth quarter of 2023 resulted from the sale of approximately $1.04 billion of available for sale securities and reflects a strategic decision to restructure the portfolio to enhance net interest margin through the deployment of sales proceeds into higher-yielding earning assets and repayment of short-term borrowings.

Net gains on sales of premises, equipment and other assets consists primarily of net revenue earned from sales of excess-bank owned facilities and equipment no longer in use, gains on sales of Small Business Administration and other non-residential mortgage loans, and leases and other assets associated with the equipment finance line of business. The level of net gains or losses in a given reporting period will vary based on a variety of circumstances. Net gains on sales of premises, equipment and other assets totaled $2.8 million for the first quarter of 2024, compared to $17.1 million for the fourth quarter of 2023 and $0.4 million for the first quarter of 2023. The linked-quarter decline was largely driven by the fourth quarter 2023 gain on the sale of a stand-alone parking facility of $16.1 million that was identified as a supplemental disclosure item, partially offset by a first quarter 2024 gain on sale of bank premises and equipment and other miscellaneous activity. The sale of the parking facility allowed us to take advantage of favorable market conditions while exiting a service that was not a part of our core business. The year over year increase is largely attributable to the first quarter 2024 gain on the sale of bank premises and equipment.

Other miscellaneous income is comprised of various items, including income from small business investment companies (SBIC), Federal Home Loan Bank (FHLB) stock dividends, and fees from loan syndication and other specialty lines of business. Other miscellaneous income totaled $5.8 million, down $1.7 million, or 23%, from the prior quarter, and up $1.7 million, or 40% from the first quarter of 2023. The linked quarter decrease was largely driven by a $0.6 million decline in syndication fees and a $0.5 million decline in SBIC income, which can vary from period to period. The increase from the same quarter last year was largely attributable to a $1.3 million increase in dividends on FHLB stock.

We expect noninterest income to be up three to four percent for the full year of 2024 from the 2023 adjusted noninterest income of $337.7 million.

Noninterest Expense

Noninterest expense for the first quarter of 2024 was $207.7 million, down $21.4 million, or 9% from the fourth quarter of 2023, and up $6.8 million, or 3%, from the first quarter of 2023. Included in noninterest expense are supplemental disclosure items of $3.8 million in the first quarter of 2024, attributable to a revision of the FDIC's special assessment, and $26.1 million in the fourth quarter of 2023, attributable to an FDIC special assessment. Excluding the impact of the supplemental disclosure items, noninterest expense for the first quarter of 2024 was up $0.9 million, or less than 1%, from the fourth quarter of 2023, with an increase in personnel expense largely offset by decreases in data processing, professional services, net other retirement expense and other miscellaneous expenses. Excluding the impact of the supplemental disclosure item, noninterest expense for the first quarter of 2024 was up $3.0 million, or 2%, compared to the first quarter of 2023, with the increase being driven primarily by personnel expense. A more detailed discussion of these and other noninterest expense variances follows.

The components of noninterest expense are presented in the following table for the indicated periods.

	Three Months Ended
	March 31,	December 31,	March 31,
($ in thousands)	2024	2023	2023
Compensation expense	$96,569	$93,881	$92,403
Employee benefits	24,588	20,461	22,920
Personnel expense	121,157	114,342	115,323
Net occupancy expense	13,395	13,226	12,206
Equipment expense	4,228	4,297	4,736
Data processing expense	28,737	30,128	28,182
Professional services expense	9,036	10,766	9,131
Amortization of intangible assets	2,526	2,672	3,114
Deposit insurance and regulatory fees	8,931	31,745	5,920
Other real estate and foreclosed asset (income)/loss, net	(196)	(471)	155
Corporate value and franchise taxes and other non-income taxes	5,071	4,623	5,253
Advertising	2,907	3,101	3,256
Telecommunications and postage	2,413	2,400	3,071
Entertainment and contributions	3,178	2,686	2,631
Tax credit investment amortization	1,554	1,494	1,401
Printing and supplies	882	966	990
Travel expense	1,103	1,404	1,046
Net other retirement expense	(4,824)	(3,265)	(3,655)
Other miscellaneous	7,624	9,037	8,124
Total noninterest expense	$207,722	$229,151	$200,884
Supplemental Disclosure Items Included in Noninterest Income
Deposit insurance and regulatory fees
FDIC deposit insurance special assessment	$3,800	$26,123	$—

Personnel expense consists of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and insurance for medical, life and disability. Personnel expense totaled $121.2 million for the first quarter of 2024, up $6.8 million, or 6% , from the prior quarter, and up $5.8 million, or 5%, from the same quarter last year. The linked quarter increase in expense reflects seasonal increases in payroll tax and benefits, an increase in incentive expense and a decrease in expense deferrals related to loan originations, as lower origination volume reduced the amount of wages capitalized. The year over year change reflects annual increases across most salary and benefit categories and a decrease in expense deferrals, as lower origination volumes and a larger percentage of mortgage loans sold in the secondary market reduced the amount of wages capitalized.

Occupancy and equipment expenses are primarily composed of lease expenses, depreciation, maintenance and repairs, rent, taxes, and other equipment expenses. Occupancy and equipment expenses totaled $17.6 million for the first quarter of 2024, up $0.1 million or 1%, from the prior quarter, and up $0.7 million, or 4%, from the same quarter last year. The increase compared to the same quarter last year reflects higher property insurance costs and leased building expense, partially offset by lower equipment expense.

Data processing expense includes expenses related to third party technology processing and servicing costs, technology project costs and fees associated with bank card and ATM transactions, and may vary with transaction volume and timing of technology enhancement initiatives. Data processing expense was $28.7 million for the first quarter of 2024, down $1.4 million, or 9%, from the fourth quarter of 2023, and up $0.6 million, or 2%, from the first quarter of 2023. The decline compared to the prior quarter was largely due to lower debit card processing expense. The modest increase over the same quarter last year was due to various miscellaneous items.

Professional services expense for the first quarter of 2024 totaled $9.0 million, down $1.7 million, or 16%, from the fourth quarter of 2023, and down $0.1 million, or 1%, from the same quarter last year. The decrease from the prior quarter was driven by a decrease in consulting fees. Professional service expense may vary from period to period, generally related to consulting and legal needs.

Deposit insurance and regulatory fees for the first quarter of 2024 totaled $8.9 million, down $22.8 million, or 72%, from the fourth quarter of 2023, and up $3.0 million, or 51%, from the first quarter of 2023. Included in the first quarter of 2024 and the fourth quarter of 2023 are $3.8 million and $26.1 million, respectively, attributable to a special assessment by the FDIC to cover losses incurred under the systemic risk exception following the failure of two large regional banks. Excluding the expense associated with the special assessment, deposit insurance and regulatory fees for the first quarter of 2024 were down $0.5 million, or 2%, from the fourth quarter of 2023 and down $0.8 million, or 13%, from the first quarter of 2023. The linked-quarter and year over year decreases are primarily attributable to modest improvement in the risk-based assessment calculation.

The FDIC special assessment expense recorded in the fourth quarter of 2023 and the first quarter of 2024 is management's estimate of our portion of the cost attributable to the systemic risk exception based on the information available from the FDIC. However, the loss estimates resulting from the failures of Silicon Valley Bank and Signature Bank may be subject to further change pending the projected and actual outcome of loss share agreements, joint ventures, and outstanding litigation. The exact amount of losses incurred will not be determined until the FDIC terminates the receiverships; therefore, the exact exposure to the Company remains unknown.

Net gains on sales of other real estate and foreclosed assets outpaced expense by $0.2 million in the first quarter of 2024, compared to $0.5 million in the fourth quarter of 2023, and a net expense of $0.2 million for the first quarter of 2023. The level of net expense or income associated with maintaining the other real estate owned portfolio can vary depending on sales activity and/or valuation adjustments. Gains or losses on the sale of other real estate and foreclosed assets may occur periodically and are dependent on the number and type of assets for sale and current market conditions.

Corporate value, franchise and other non-income tax expense for the first quarter of 2024 totaled $5.1 million, up $0.4 million, or 10%, from the prior quarter, and down $0.2 million, or 3%, from the same quarter last year, largely attributable to bank share tax. The calculation of bank share tax is based on multiple variables, including average quarterly assets, earnings and stockholders’ equity to determine the taxable assessment value.

Business development-related expenses (including advertising, travel, entertainment and contributions) totaled $7.2 million for the fourth quarter of 2024, virtually unchanged from the fourth quarter of 2023, and up $0.3 million, or 4% for the first quarter of 2023. The increase from the first quarter of 2023 was largely attributable to entertainment and contributions. The timing and level of business development expense can vary based on business needs and promotional campaigns.

All other expenses, excluding amortization of intangibles, is comprised of a variety of other operational expenses and losses, tax credit investment amortization, and other retirement expense. All other expenses totaled $7.6 million for the first quarter of 2024, down $3.0 million, or 28%, from the fourth quarter of 2023, and down $2.3 million, or 23% from the first quarter of 2023. The decreases from the fourth quarter of 2023 and the first quarter of 2023 were driven in large part by a reduction of other retirement expense of $1.6 million and $1.2 million, respectively.

We expect noninterest expense to be up three to four percent for the full year of 2024 from the 2023 adjusted noninterest expense of $810.7 million.

Income Taxes

The effective income tax rate for the first quarter of 2024 was approximately 18.5% compared to 18.8% in the fourth quarter of 2023 and 20.2% in the first quarter of 2023. The first quarter of 2024 effective income tax rate is lower than the first quarter of 2023 due primarily to lower forecasted annual pre-tax earnings.

Many factors impact the effective income tax rate including, but not limited to, the level of pre-tax income and relative impact of net tax benefits related to tax credit investments, tax-exempt interest income, bank-owned life insurance, and nondeductible expenses. Additionally, discrete tax items recognized in any given period affect the comparability of the effective income tax rate between periods. Such items include share-based compensation, valuation allowance changes, uncertain tax position changes and tax law changes. Based on the current forecast, management expects the effective income tax rate for 2024 will be in the 20%-21% range, absent any changes in tax law.

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

Based on tax credit investments that have been made to date in 2024, we expect to realize benefits from federal and state tax credits over the next three years totaling $9.8 million, $8.2 million, and $8.0 million in 2025, 2026, and 2027, respectively. We intend to continue making investments in tax credit projects. However, our ability to access new credits will depend upon, among other factors, federal and state tax policies and the level of competition for such credits.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity management ensures that funds are available to meet the cash flow requirements of our depositors and borrowers, while also meeting the operating, capital and strategic cash flow needs of the Company, the Bank and other subsidiaries. As part of the overall asset and liability management process, liquidity management strategies and measurements have been developed to manage and monitor liquidity risk. The following table summarizes available liquidity at March 31, 2024:

	March 31, 2024
($ in thousands)	Total Available	Amount Used	Net Availability
Available Sources of Funding:
Internal Sources:
Free securities	$3,286,735	$—	$3,286,735
External Sources:
Federal Home Loan Bank (a)	6,855,722	533,088	6,322,634
Federal Reserve Bank	3,397,241	—	3,397,241
Brokered deposits	4,466,386	394,771	4,071,615
Other	1,259,000	—	1,259,000
Total Available Sources of Funding	$19,265,084	$927,859	$18,337,225
Cash and other interest-bearing bank deposits			853,300
Total Liquidity			$19,190,525

(a) Amount used includes letters of credit.

The failures of three major regional U.S. banks that experienced large-scale deposit runs in the first half of 2023 have brought the subject of bank liquidity into focus. Dampened depositor confidence over a financial institution's ability to protect deposit balances in excess of the federally insured limit is thought to pose a higher likelihood of a deposit run, and, in turn, the risk that the institution may have insufficient liquidity to meet the demand. At March 31, 2024, our available on and off-balance sheet liquidity of $19.2 billion is well in excess of our estimated uninsured, noncollateralized deposits of approximately $10.5 billion.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities and repayments of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window. Total pledged securities were $4.2 billion at March 31,2024, compared to $4.7 billion at December 31, 2023 and $6.1 billion at March 31, 2023. Management has established an internal target for the ratio of free securities to total securities of 20% or greater. As shown in the table below, our ratio of free securities to total securities was 44.86% at March 31, 2024, compared to 38.80% December 31, 2023 and 28.45% at March 31, 2023. The free securities ratio at March 31, 2023 was impacted by pledging additional securities to the Federal Reserve Bank, done as a cautionary measure to increase borrowing capacity under its discount window as a result of the bank failures in the first quarter 2023. Both securities and FHLB letters of credit are pledged as collateral related to public funds and repurchase agreements.

	March 31,	December 31,	September 30	June 30,	March 31,
Liquidity Metrics	2024	2023	2023	2023	2023
Free securities / total securities	44.86%	38.80%	46.12%	41.23%	28.45%
Core deposits / total deposits	92.61%	92.51%	90.85%	91.63%	94.83%
Wholesale funds / core deposits	4.71%	7.21%	10.24%	11.00%	15.43%
Liquid assets / total liabilities	13.19%	12.69%	14.94%	14.52%	15.09%
Quarter-to-date average loans /quarter-to-date average deposits	80.55%	79.39%	80.08%	80.53%	80.18%

The liability portion of the balance sheet provides liquidity mainly through the ability to use cash sourced from customers’ interest-bearing and noninterest-bearing deposit accounts. At March 31, 2024, deposits totaled $29.8 billion, up $85.8 million compared to December 31, 2023.

Brokered time deposits at March 31, 2024 totaled $394.8 million, down $195.0 million from $589.8 million at December 31, 2023. These instruments bear interest plus fees of 5.35% per annum and will mature in May 2024. The use of brokered deposits as a funding source is subject to certain policies regarding the amount, term and interest rate.

Core deposits consist of total deposits excluding certificates of deposit of $250,000 or more and brokered deposits. Core deposits totaled $27.6 billion at March 31, 2024, up $109.6 million, or less than 1%, from December 31, 2023 and down $508.2 million, or 2%, from March 31, 2023. The increase in core deposits from December 31, 2023 is primarily attributable to growth in interest-bearing transaction accounts, money market accounts and CDs less than $250,000. The decline in core deposits from March 31, 2023 is largely due to a decline in noninterest-bearing deposits. The ratio of core deposits to total deposits was 92.61% at March 31, 2024, compared to 92.51% at December 31, 2023 and 94.83% at March 31, 2023.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At March 31, 2024, the Bank had no borrowings and approximately $6.3 billion available under this line. The unused borrowing capacity at the Federal Reserve’s discount window is approximately $3.4 billion. There were no outstanding borrowings with the Federal Reserve at any date during any period covered by this report.

Wholesale funds, which are comprised of short-term borrowings, long-term debt and brokered deposits were 4.71% of core deposits at March 31, 2024, compared to 7.21% at December 31, 2023 and 15.43% at March 31, 2023. At March 31, 2024, wholesale funds totaled $1.3 billion, a decrease of $682.0 million, or 34%, from December 31, 2023 and a decrease of $3.0 billion, or 70%, from March 31, 2023. The linked-quarter decrease was primarily due to the repayment of $700 million of FHLB advances and the maturity of $195 million of brokered time deposits, partially offset by a $212.9 million increase in customer repurchase agreements. The decrease from March 31, 2023 reflects the repayment of $3.1 billion of FHLB advances and a net reduction of $177.7 million in brokered deposits, partially offset by a $248.3 million increase in customer repurchase agreements. The Company has established an internal target for wholesale funds to be less than 25% of core deposits.

Other key measures used to monitor liquidity include the liquid asset ratio and the loan-to-deposit ratio. The liquid asset ratio (liquid assets, consisting of cash, short-term investments and free securities, divided by total liabilities) measures our ability to meet short-term obligations. Our liquid asset ratio was 13.19% at March 31, 2024, compared to 12.69% at December 31, 2023 and 15.09% at March 31, 2023. Management has established a minimum liquid asset ratio of 7.5% and an internal target of 12% or greater. The loan to deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding) measures the amount of funds the Company lends for each dollar of deposits on hand. Our average loan-to-deposit ratio for the first quarter of 2024 was 80.55%, compared to 79.39% for the fourth quarter of 2023 and 80.18% for the first quarter of 2023. Management has an established target range for the loan-to-deposit ratio of 87% to 89%, but will operate outside that range under certain circumstances.

Cash generated from operations is another important source of funds to meet liquidity needs. The Consolidated Statements of Cash Flows included in Part I, Item 1 of this document present operating cash flows and summarize all significant sources and uses of funds during the three months ended March 31, 2024 and 2023.

Dividends received from the Bank have been the primary source of funds available to the Parent for the payment of dividends to our stockholders and for servicing its debt. The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends the Bank can distribute to the Parent. The Parent targets cash and other liquid assets to provide liquidity in an amount sufficient to fund approximately six quarters of ongoing cash or liquid asset needs, consisting primarily of common stockholder dividends, debt service requirements, and any expected share repurchase or early extinguishment of debt. The Parent may operate below the target level on a temporary basis if a return to the target can be achieved in the near-term, generally not to exceed four quarters. The Parent had cash and liquid assets of $240.8 million at March 31, 2024.

Capital Resources

Stockholders’ equity totaled $3.9 billion at March 31, 2024, up $49.8 million, or 1%, from December 31, 2023. The increase from December 31, 2023 is attributable to net income of $108.6 million, partially offset by other comprehensive loss of $32.4 million, net of tax, primarily the result of fair value adjustments on securities available for sale and cash flow hedges, and dividends of $26.5 million.

The tangible common equity (TCE) ratio was 8.61% at March 31, 2024, up 24 bps from 8.37% at December 31, 2023, driven primarily by tangible net earnings (+32 bps) and a decrease in tangible assets (+9 bps), partially offset by other comprehensive loss (-9 bps) and dividends (-8 bps).

The regulatory capital ratios of the Company and the Bank at March 31, 2024 remained well in excess of current regulatory minimum requirements, including capital conservation buffers, by at least $832 million. The Company and the Bank have been categorized as “well-capitalized” in the most recent notices received from our regulators. Refer to the Supervision and Regulation section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion of our capital requirements.

The following table shows the regulatory capital ratios for the Company and the Bank as calculated under current rules for the indicated periods. The capital ratios reflect the election to use the CECL five-year transition rule that allowed for the option to delay for two years the estimated impact of CECL on regulatory capital (0% in 2020 and 2021), followed by a three-year transition (25% in 2022, 50% in 2023, 75% in 2024, and 100% thereafter). The two-year delay included the full impact of January 1, 2020 cumulative effect impact plus an estimated impact of CECL calculated quarterly as 25% of the current ACL over the January 1, 2020 balance (modified transition amount). The modified transition amount was recalculated each quarter in 2020 and 2021, with the December 31, 2021 impact of $24.9 million plus day one impact of $44.1 million (net of tax) carrying through the remaining three years of the transition, as adjusted by the applicable transition percentage, equating to $17.2 million at March 31, 2024.

	Well-	March 31,	December 31,	September 30,	June 30,	March 31,
	Capitalized	2024	2023	2023	2022	2022
Total capital (to risk weighted assets)
Hancock Whitney Corporation	10.00%	14.34%	13.93%	13.63%	13.44%	13.21%
Hancock Whitney Bank	10.00%	13.39%	13.04%	12.82%	12.70%	12.54%
Tier 1 common equity capital (to risk weighted assets)
Hancock Whitney Corporation	6.50%	12.65%	12.33%	12.06%	11.83%	11.60%
Hancock Whitney Bank	6.50%	12.29%	12.03%	11.83%	11.68%	11.52%
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	8.00%	12.65%	12.33%	12.06%	11.83%	11.60%
Hancock Whitney Bank	8.00%	12.29%	12.03%	11.83%	11.68%	11.52%
Tier 1 leverage capital
Hancock Whitney Corporation	5.00%	10.49%	10.10%	10.01%	9.64%	9.63%
Hancock Whitney Bank	5.00%	10.19%	9.86%	9.82%	9.52%	9.57%

We regularly perform stress analysis on our capital levels. One such scenario includes the hypothetical impact of including accumulated other comprehensive losses on market valuations of available for sale securities and cash flow hedges in regulatory capital and a further stress scenario that includes both those losses plus losses on the held to maturity investment portfolio in regulatory capital. We estimate that our regulatory capital ratios would remain in excess of the well-capitalized minimums under both of these stress scenarios at March 31, 2024.

On January 25, 2024, our board of directors declared the regular first quarter common stock cash dividend of $0.30 per share. The quarterly common stock cash dividend was paid on March 15, 2024 to shareholders of record on March 5, 2024. On April 25, 2024, our board of directors approved a $0.10, or 33%, increase in the regular quarterly common stock cash dividend to $0.40 per share payable on June 14, 2024 to shareholders of record on June 5, 2024. The Company has paid uninterrupted dividends to its shareholders since 1967.

On January 26, 2023, our board of directors authorized the repurchase of up to 4,297,000 shares of the Company’s common stock (approximately 5% of the shares of common stock outstanding as of December 31, 2022). The authorization is set to expire on December 31, 2024. The shares may be repurchased in the open market, by block purchase, through accelerated share repurchase plans, in privately negotiated transactions or otherwise, in one or more transactions, from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The Company is not obligated to purchase any shares under this program and the repurchase authorization may be terminated or amended by the Board at any time prior to the expiration date. As of March 31, 2024, no shares had been repurchased under this program.

BALANCE SHEET ANALYSIS

Short-Term Investments

Short-term assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors. Short-term investments, including interest-bearing bank deposits and federal funds sold, were $439.0 million at March 31, 2024, down $188.1 million from December 31, 2023, primarily the result of the repayment of FHLB advances during the period. Average short-term investments of $533.8 million for the first quarter of 2024 were down $206.9 million from the fourth quarter of 2023. Typically, the balance of short-term investments will change on a daily basis depending upon movement in customer loan and deposit accounts.

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

Investment in securities totaled $7.6 billion at March 31, 2024, down $40.8 million, or 1%, from December 31, 2023. The decrease from December 31, 2023 reflects an unfavorable fair market valuation adjustment of $48.3 million on the available for sale portfolio, partially offset by net purchases.

At March 31, 2024, securities available for sale totaled $4.9 billion and securities held to maturity totaled $2.7 billion.

Our securities portfolio consists mainly of residential and commercial mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies. We invest only in high quality investment grade securities with a targeted portfolio effective duration generally between two and five and a half years. At March 31, 2024, the average expected maturity of the portfolio was 6.04 years with an effective duration of 4.49 years and a nominal weighted-average yield of 2.51%. Under an immediate, parallel rate shock using increases of 100 bps and 200 bps, the effective durations would be 4.49 and 4.46 years, respectively. At December 31, 2023, the average expected maturity of the portfolio was 6.22 years with an effective duration of 4.60 years and a nominal weighted-average yield of 2.48%. The changes in expected maturity, effective duration, and nominal weighted-average yield were largely the result of maturities, paydowns and purchases during the quarter. At March 31, 2024, approximately $514 million of our available for sale securities are hedged with $478 million in fair value hedges in order to provide protection and flexibility to reposition and/or reprice the portfolio in a rising interest rate environment, effectively reducing the duration (market price risk) on the hedged securities.

At the end of each reporting period, we evaluate the securities portfolio for credit loss. Based on our assessments, expected credit loss was not material for any period presented, and therefore no allowance for credit loss was recorded.

Loans

Total loans at March 31, 2024 were $24.0 billion, up $49.0 million, or less than 1%, from December 31,2023, with the increase primarily attributable to the residential mortgage loan portfolio.

The following table shows the composition of our loan portfolio at each date indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
($ in thousands)	2024	2023	2023	2023	2023
Total loans:
Commercial non-real estate	$9,926,333	$9,957,284	$10,075,585	$10,113,932	$10,013,482
Commercial real estate - owner occupied	3,080,192	3,093,763	3,081,327	3,058,829	3,050,748
Total commercial and industrial	13,006,525	13,051,047	13,156,912	13,172,761	13,064,230
Commercial real estate - income producing	4,042,797	3,986,943	4,027,553	3,762,428	3,758,455
Construction and land development	1,541,773	1,551,091	1,614,846	1,768,252	1,726,916
Residential mortgages	3,983,321	3,886,072	3,721,106	3,581,514	3,329,793
Consumer	1,396,522	1,446,764	1,463,262	1,504,931	1,525,129
Total loans	$23,970,938	$23,921,917	$23,983,679	$23,789,886	$23,404,523

Commercial and industrial (“C&I”) loans, including both non-real estate and owner occupied real estate secured loans, totaled approximately $13.0 billion, or 54% of the total loan portfolio, at March 31, 2024, down less than 1%, compared to December 31,

2023. Loan growth in this portfolio segment has tempered, as demand has been affected by the interest rate environment and as a result of management's selective credit appetite with a focus on resilient industries and borrowers.

The Bank lends mainly to middle market and smaller commercial entities, although it participates in larger shared credit loan facilities. Shared national credits outstanding at March 31, 2024 totaled approximately $2.75 billion, or 11% of total loans, up from $2.63 billion at December 31, 2023. At March 31, 2024, our larger concentrations in shared national credits include approximately $465 million to finance and insurance customers, $438 million to healthcare-related customers, $378 million to manufacturing customers, and $359 million to real estate rental and leasing customers, with the remainder of the balance in other diverse industries.

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

	March 31,		December 31,		September 30,		June 30,		March 31,
	2024		2023		2023		2023		2023
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial & industrial loans:
Health care and social assistance	$1,500,050	11%	$1,481,669	11%	$1,465,057	11%	$1,454,716	11%	$1,398,300	10%
Retail trade	1,285,503	10%	1,236,830	9%	1,231,718	9%	1,250,708	9%	1,238,090	9%
Real estate and rental and leasing	1,254,432	10%	1,270,568	10%	1,289,505	10%	1,249,557	9%	1,368,460	10%
Manufacturing	1,108,134	9%	1,120,232	9%	1,159,312	9%	1,143,417	9%	1,149,578	9%
Wholesale trade	1,090,634	8%	1,111,643	8%	1,046,650	8%	1,064,342	8%	999,258	8%
Construction	992,489	8%	998,802	8%	1,047,345	8%	1,052,386	8%	1,025,582	8%
Transportation and warehousing	951,673	7%	872,379	7%	884,057	7%	902,181	7%	852,153	7%
Finance and insurance	862,004	7%	878,824	7%	931,750	7%	925,639	7%	914,033	7%
Professional, scientific, and technical services	762,181	6%	735,381	6%	766,440	6%	768,863	6%	732,068	6%
Accommodation, food services and entertainment	705,308	5%	706,141	5%	726,582	5%	714,463	5%	677,488	5%
Public administration	443,547	3%	461,390	3%	477,830	4%	489,503	4%	507,291	4%
Information	435,439	3%	424,532	3%	442,928	3%	417,465	3%	407,754	3%
Other services (except public administration)	386,709	3%	396,674	3%	392,561	3%	393,319	3%	387,396	3%
Admin, Support, Waste Mgmt, Remediation Services	296,396	2%	357,390	3%	360,617	3%	348,540	3%	326,667	3%
Educational services	252,309	2%	247,003	2%	247,427	2%	264,377	2%	282,488	2%
Energy	204,746	2%	204,633	2%	205,030	1%	222,603	2%	227,171	2%
Other	474,971	4%	546,956	4%	482,103	4%	510,682	4%	570,453	4%
Total commercial & industrial loans	$13,006,525	100%	$13,051,047	100%	$13,156,912	100%	$13,172,761	100%	$13,064,230	100%

Commercial real estate – income producing loans totaled approximately $4.0 billion at March 31, 2024, up $55.9 million, or 1%, from December 31, 2023. Construction and land development loans totaled approximately $1.5 billion at March 31, 2024, down $9.3 million, or 1%, from December 31, 2023. The increase in commercial real estate – income producing loans was in part the result of completed construction projects moving to permanent financing. In addition, we continue to see slowing of prepayments in our commercial real estate – income producing portfolio driven by the current interest rate environment. We are continuing to limit our growth in income producing real estate with a focus on resilient projects given the current economic environment. The following table details the end-of-period aggregated commercial real estate – income producing and construction loan balances by property type. Loans reflected in 1-4 family residential construction include both loans to construction builders as well as single family borrowers.

	March 31,		December 31,		September 30,		June 30,		March 31,
	2024		2023		2023		2023		2023
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial real estate - income producing and construction loans:
Multifamily	$1,366,673	24%	$1,268,342	23%	$1,189,768	21%	$1,087,984	20%	$1,017,351	19%
Retail	818,665	15%	812,556	15%	848,914	15%	822,134	15%	802,220	15%
Healthcare related properties	800,164	14%	777,473	14%	864,331	15%	844,304	15%	865,414	16%
Industrial	777,519	14%	753,074	13%	724,359	13%	698,409	13%	677,907	12%
Office	503,446	9%	514,763	9%	547,516	10%	555,080	10%	561,248	10%
Hotel, motel and restaurants	474,636	9%	477,761	9%	464,014	8%	448,362	8%	475,377	9%
1-4 family residential construction	362,495	7%	429,107	8%	527,325	9%	593,238	11%	623,293	11%
Other land loans	180,857	3%	187,514	3%	198,722	4%	219,398	4%	219,192	4%
Other	300,115	5%	317,444	6%	277,450	5%	261,771	5%	243,369	4%
Total commercial real estate - income producing and construction loans	$5,584,570	100%	$5,538,034	100%	$5,642,399	100%	$5,530,680	100%	$5,485,371	100%

The residential mortgage loan portfolio totaled $4.0 billion at March 31, 2024, up $97.2 million, or 3%, from December 31, 2023. Growth in residential mortgage includes a combination of completed construction loans converting to permanent financing, as well as new loan growth.

The consumer loan portfolio totaled $1.4 billion at March 31, 2024 down $50.2 million, or 3%, from December 31, 2023. Changes in the consumer loan portfolio reflect both slowing demand and the impact of our exit from the indirect automobile lending market, where the existing portfolio is in run-off. The indirect loan portfolio totaled $41.5 million at March 31, 2024, down approximately $11.0 million from December 31, 2023.

Average loans for the first quarter of 2024 totaling $23.8 billion was up $14.5 million, or less than 1%, compared to the fourth quarter of 2023.

Management expects the period end loan growth percentage for the full year of 2024 to be in the low single digits compared to the December 31, 2023 balance of $23.9 billion, with most of the growth occurring during the second half of the year.

Allowance for Credit Losses and Asset Quality

Our allowance for credit losses was $340.8 million at March 31, 2024, up $4.0 million from $336.8 million at December 31, 2023. The increase in the allowance for credit losses is attributable to a $13.0 million provision for credit losses, partially offset by $9.0 million of net charge-offs. Our overall credit loss outlook is not significantly different from that at December 31, 2023, and most of our credit metrics remain near historically low levels. However, uncertainty related to inflationary pressure and the outcome of the Federal Reserve’s actions with respect to monetary policy, and stress in the commercial real estate sector continues to result in an elevated reserve relative to pre-pandemic levels. The allowance for loan loss increased $5.8 million and the reserve for unfunded lending commitments decreased $1.8 million when compared to December 31, 2023. The modest increase in the allowance for loan loss compared to December 31, 2023, reflects a relatively consistent credit loss outlook and continued focus on risks that impact certain segments within our loan portfolio. The decline in the reserve for unfunded lending commitments compared to December 31, 2023 was largely volume driven.

We utilized the February 2024 Moody's economic scenarios for our allowance for credit losses at March 31, 2024, the most current available at the time of our computation. Moody's annual update of certain state and municipal employment-related variables resulted in a delay in the delivery of the March 2024 scenarios, however, certain qualitative factors were applied to the computation in consideration of expected changes between the February and March scenarios. After considering the variables underlying each of the Moody's economic scenarios, management probability-weighed the baseline scenario at 40% and the downside S-2 mild recessionary scenario at 60% in the computation of the allowance for credit losses at March 31, 2024, consistent with the weighting used in the prior quarter. Each of the scenarios considered have varying degrees of severity and duration of inflationary pressure, including volatility in commodities prices and impacts to the labor market, the consequences of the Federal Reserve's actions with regard to monetary policy, the effects of disruption in the financial services industry, and impacts from geopolitical unrest. Refer to the Economic Outlook section of this discussion and analysis for further information on the Moody’s scenarios and our weighting assumptions.

Our allowance for credit losses coverage to total loans was 1.42% at March 31, 2024, up from 1.41% at December 31, 2023. The allowance for credit losses on the commercial portfolio totaled $272.7 million, or 1.47% of that portfolio, at March 31, 2024, up from $270.7 million, or 1.46%, at December 31, 2023. The allowance for credit losses on the residential mortgage portfolio totaled $41.2 million, or 1.03% of that portfolio, at March 31, 2024, up from $39.0 million, or 1.00%, at December 31, 2023, due largely to growth in the portfolio. The allowance for credit losses on the consumer portfolio totaled $26.9 million, or 1.92% of that portfolio, at March 31, 2024, down slightly from $27.1 million, or 1.87%, at December 31, 2023.

Criticized commercial loans totaled $339.9 million at March 31, 2024, up $66.2 million, or 24% from $273.7 million at December 31, 2023. Criticized loans are defined as those having potential weaknesses that deserve management’s close attention (risk-rated as special mention, substandard and doubtful), including both accruing and nonaccruing loans. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process. In addition, the Company often reviews portfolios of loans to determine if there are areas of risk not specifically identified in its loan by loan approach. Criticized commercial loans comprised 1.83% of that portfolio at March 31, 2024, up from 1.47% at December 31, 2023. While criticized commercial loans increased, we are not yet seeing significant weakening in any specific portfolio sector or geography. Management believes the increase is reflective of expected normalization of credit metrics following the mostly benign credit environment in recent years and our credit metrics remain in the top quartile of our peers. Our criticized commercial loans at March 31, 2024 are diversified across many industries, with the largest concentrations being construction, totaling $58.7 million; manufacturing, totaling $45.1 million; transportation and warehousing, totaling $41.3 million; wholesale trade, totaling $38.5 million; real estate and rental and leasing, totaling $35.5 million; finance and insurance, totaling $34.1 million; accommodation, food services and entertainment, totaling $19.4 million; and, retail trade, totaling $19.3 million. Commercial loans risk rated pass-watch totaled $471.0 million at March 31, 2024, up $37.4 million, or 9%, from $433.6 million at December 31, 2023. The pass-watch risk rating includes credits with negative performance trends that reflect sufficient risk to cause concern, but have not risen to the level of criticized.

Net charge-offs were $9.0 million, or 0.15% of average total loans on an annualized basis in the first quarter of 2024, compared to $16.1 million, or 0.27% in the fourth quarter of 2023 and $5.7 million, or 0.10% in the first quarter of 2023. Net charge-offs in the commercial portfolio totaled $5.3 million in the first quarter of 2024, compared to $12.7 million in the fourth quarter of 2023; net charge-offs in the consumer portfolio totaled $3.9 million in the first quarter of 2024, compared to $3.7 million in the fourth quarter of 2023; and net recoveries in the residential mortgage portfolio totaled $0.1 million in the first quarter of 2024, compared to $0.4 million in the fourth quarter of 2023. Net charge-offs in the commercial portfolio for the first quarter of 2024 includes an $8.8 million charge off on a single commercial real estate - income producing credit and an $11.8 million recovery from a single legacy energy credit.

The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Three Months Ended
	March 31,	December 31,	March 31,
($ in thousands)	2024	2023	2023
Provision and Allowance for Credit Losses
Allowance for loan losses:
Allowance for loan losses at beginning of period	$307,907	$306,291	$307,789
Loans charged-off:
Commercial non real estate	9,630	14,993	4,528
Commercial real estate - owner-occupied	—	—	—
Total commercial & industrial	9,630	14,993	4,528
Commercial real estate - income producing	8,819	—	—
Construction and land development	75	—	61
Total commercial	18,524	14,993	4,589
Residential mortgages	56	2	20
Consumer	4,786	4,606	3,363
Total charge-offs	23,366	19,601	7,972
Recoveries of loans previously charged-off:
Commercial non real estate	13,104	1,733	1,033
Commercial real estate - owner-occupied	102	510	195
Total commercial & industrial	13,206	2,243	1,228
Commercial real estate - income producing	3	2	—
Construction and land development	61	1	6
Total commercial	13,270	2,246	1,234
Residential mortgages	202	390	181
Consumer	914	910	838
Total recoveries	14,386	3,546	2,253
Total net charge-offs	8,980	16,055	5,719
Provision for loan losses	14,799	17,671	7,315
Allowance for loan losses at end of period	$313,726	$307,907	$309,385
Reserve for Unfunded Lending Commitments:
Reserve for unfunded lending commitments at beginning of period	$28,894	$29,613	$33,309
Provision for losses on unfunded lending commitments	(1,831)	(719)	(1,295)
Reserve for unfunded lending commitments at end of period	$27,063	$28,894	$32,014
Total Allowance for Credit Losses	$340,789	$336,801	$341,399
Total Provision for Credit Losses	$12,968	$16,952	$6,020
Coverage Ratios:
Allowance for loan losses to period-end loans	1.31%	1.29%	1.32%
Allowance for credit losses to period-end loans	1.42%	1.41%	1.46%
Charge-offs ratios:
Gross charge-offs to average loans	0.39%	0.33%	0.14%
Recoveries to average loans	0.24%	0.06%	0.04%
Net charge-offs to average loans	0.15%	0.27%	0.10%
Net Charge-offs to average loans by portfolio
Commercial non real estate	(0.14)%	0.53%	0.14%
Commercial real estate - owner-occupied	(0.01)%	(0.07)%	(0.03)%
Total commercial & industrial	(0.11)%	0.39%	0.10%
Commercial real estate - income producing	0.89%	(0.00)%	—
Construction and land development	0.00%	(0.00)%	0.01%
Total commercial	0.11%	0.27%	0.07%
Residential mortgages	(0.01)%	(0.04)%	(0.02)%
Consumer	1.10%	1.02%	0.66%

The following table sets forth for the periods indicated nonaccrual loans and loans modified or restructured, by type, and foreclosed and surplus ORE and other foreclosed assets. The table also includes loans past due 90 days or more and still accruing.

	March 31,	December 31,	September 30,	June 30,	March 31,
($ in thousands)	2024	2023	2023	2023	2023
Loans accounted for on a nonaccrual basis:
Commercial non-real estate	$17,487	$20,840	$22,108	$39,361	$12,378
Commercial non-real estate - modified	—	—	—	907	924
Total commercial non-real estate	17,487	20,840	22,108	40,268	13,302
Commercial real estate - owner occupied	2,197	2,228	2,432	1,620	1,709
Commercial real estate - owner-occupied - modified	—	—	—	675	684
Total commercial real estate - owner-occupied	2,197	2,228	2,432	2,295	2,393
Commercial real estate - income producing	24,066	461	344	356	1,501
Commercial real estate - income producing - modified	—	—	—	—	—
Total commercial real estate - income producing	24,066	461	344	356	1,501
Construction and land development	2,228	815	742	370	340
Construction and land development - modified	—	—	—	—	—
Total construction and land development	2,228	815	742	370	340
Residential mortgage	25,757	26,039	26,885	27,458	30,110
Residential mortgage - modified	167	98	20	—	—
Total residential mortgage	25,924	26,137	26,905	27,458	30,110
Consumer	10,180	8,555	7,800	7,473	6,698
Consumer - modified	—	—	—	—	—
Total consumer	10,180	8,555	7,800	7,473	6,698
Total nonaccrual loans	$82,082	$59,036	$60,331	$78,220	$54,344
ORE and foreclosed assets	2,793	3,628	4,527	2,174	1,976
Total nonaccrual loans and ORE and foreclosed assets	$84,875	$62,664	$64,858	$80,394	$56,320
Modified loans - still accruing:
Commercial non-real estate	$31,442	$21,956	$11,500	$1,010	$10
Commercial real estate - owner occupied	1,761	1,774	17,035	—	—
Commercial real estate - income producing	1,573	—	—	—	—
Construction and land development	84	85	86	—	—
Residential mortgage	2,180	359	166	—	—
Consumer	385	274	62	—	—
Total modified loans - still accruing	$37,425	$24,448	$28,849	$1,010	$10
Total reportable modified loans	$37,592	$24,546	$28,869	$2,592	$1,618
Loans 90 days past due still accruing	$7,938	$9,609	$24,170	$7,552	$13,155
Ratios:
Nonaccrual loans to total loans	0.34%	0.25%	0.25%	0.33%	0.23%
Nonaccrual loans plus ORE and foreclosed assets to loans plus ORE and foreclosed assets	0.35%	0.26%	0.27%	0.34%	0.24%
Allowance for loan losses to nonaccrual loans	382.21%	521.56%	507.68%	402.07%	569.31%
Allowance for loan losses to nonaccrual loans and accruing loans 90 days past due	348.51%	448.55%	362.47%	366.67%	458.35%
Loans 90 days past due still accruing to loans	0.03%	0.04%	0.10%	0.03%	0.06%

Nonaccrual loans plus ORE and foreclosed assets totaled $84.9 million at March 31, 2024, up $22.2 million from December 31, 2023. Nonaccrual loans of $82.1 million increased $23.0 million from December 31, 2023. While the level of nonaccrual loans increased, the ratio remains relatively low at 0.34% of the total portfolio and is mostly representative of a normalization of credit metrics following a mostly benign credit environment in recent years. ORE and foreclosed assets were $2.8 million at March 31, 2024, down $0.8 million from December 31, 2023. Nonaccrual loans plus ORE and other foreclosed assets as a percentage of total loans, ORE and other foreclosed assets was 0.35% at March 31, 2024, up 9 bps from December 31, 2023.

We expect to continue to see modest charge-offs and provision for credit losses for the remainder of 2024. Loan growth, portfolio mix, asset quality metrics and future assumptions in economic forecasts will drive the level of credit loss reserves.

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

The failures of three large U.S. banks in the first half of 2023 created disruption in the financial services industry. While many factors played a role in the ultimate failures, these institutions had significant industry/demographic concentration within their deposit bases and a high ratio of uninsured deposits. Lack of diversity in concentration within a deposit base may increase the risk of events or trends that could prompt a larger-scale demand for deposits outflow. Concerns over a financial institution's ability to protect deposit balances in excess of the federally insured limit may increase the risk of a deposit run. We consider our deposit base to be seasoned, stable and well-diversified. We also offer our customers an insured cash sweep product (ICS) that allows customers to secure deposits above FDIC insured limits. We have seen a continued increase in demand for the ICS product following the 2023 bank failures, with the balance totaling $372.5 million at March 31, 2024, compared to $303.8 million at December 31, 2023 and $111.4 million at March 31, 2023. At March 31, 2024, we have calculated our average deposit account size by dividing period-end deposits by the population of accounts with balances to be approximately $37,700 which includes $194,500 in our commercial and small business lines (excluding public funds), $130,800 in our wealth management business line, and $18,800 in our consumer business line.

Further, at March 31, 2024, our sources of liquidity exceed uninsured deposits. We have estimated the Bank’s amount of uninsured deposits using the methodologies and assumptions required for FDIC regulatory reporting to be approximately $14.0 billion at March 31, 2024, compared to $13.8 billion at December 31, 2023. Our uninsured deposit total at March 31, 2024 includes approximately $3.5 billion of public funds that have pledged securities as collateral, leaving $10.5 billion of noncollateralized, uninsured deposits compared to total liquidity of $19.2 billion. Our ratio of noncollateralized, uninsured deposits to total deposits was approximately 35.4% at March 31, 2024, compared to 34.4% at December 31, 2023.

Total deposits were $29.8 billion at March 31, 2024, virtually unchanged from December 31, 2023. Average deposits for the first quarter of 2024 were $29.6 billion, down $0.0 billion, or 1%, from the fourth quarter of 2023.

The following table shows the composition of our deposits at each date indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
($ in thousands)	2024	2023	2023	2023	2023

Noninterest-bearing deposits	$10,802,127	$11,030,515	$11,626,371	$12,171,817	$12,860,027
Interest-bearing retail transaction and savings deposits	10,969,720	10,680,741	10,678,462	10,455,175	10,682,568
Interest-bearing public fund deposits:
Public fund transaction and savings deposits	2,989,966	3,069,341	2,761,267	2,828,301	2,987,565
Public fund time deposits	76,304	73,674	91,969	97,130	98,644
Total interest-bearing public fund deposits	3,066,270	3,143,015	2,853,236	2,925,431	3,086,209
Retail time deposits	4,543,018	4,246,027	4,005,025	3,328,577	2,411,765
Brokered time deposits	394,771	589,761	1,157,243	1,162,501	572,501
Total interest-bearing deposits	18,973,779	18,659,544	18,693,966	17,871,684	16,753,043
Total deposits	$29,775,906	$29,690,059	$30,320,337	$30,043,501	$29,613,070

Noninterest-bearing demand deposits were $10.8 billion at March 31, 2024, down $0.2 billion, or 2%, from December 31, 2023. Noninterest-bearing demand deposits comprise 36% of total deposits at March 31, 2024, compared to 37% at December 31, 2023 and 43% at March 31, 2023. Noninterest-bearing deposit levels have declined somewhat as customers shift to interest-bearing products amid the elevated interest rate environment and as spending increases in an inflationary environment. The current level of noninterest-bearing deposits to total deposits of 36% represents what we consider to be a more typical, pre-pandemic mix of noninterest-bearing and interest-bearing deposits.

Interest-bearing transaction and savings accounts of $11.0 billion at March 31, 2024 were up $0.3 billion, or 3%, from December 31, 2023. Interest-bearing public fund deposits totaled $3.1 billion at March 31, 2024, down $ 0.1million, or 2%, from December 31, 2023. The decrease in public funds is mostly reflective of typical seasonal outflows. Retail time deposits totaled $4.5 billion at March 31, 2024, up $0.3 billion, or 7%, from December 31, 2023. The increase in retail time deposits reflects both deposit growth and in part a continued shift from other deposit products amid the elevated interest rate environment as depositors take advantage of attractive rate offerings. Brokered time deposits totaled $394.8 million at March 31, 2024, down $195.0 million as a result of the maturity of instruments that were not replaced. At March 31, 2024, brokered time deposits outstanding bear interest at 5.35% and will mature in May 2024.

While the pace is slowing, interest rates paid on deposit accounts continued to increase in the first quarter of 2024, particularly on retail time and money market deposits where we have offered promotional rates. The following table sets forth average balances and weighted-average rates paid on deposits for the first quarter of 2024 and the fourth and first quarters of 2023.

	Three months ended
	March 31, 2024			December 31, 2023			March 31, 2023
($ in millions)	Balance	Rate	Mix	Balance	Rate	Mix	Balance	Rate	Mix
Interest-bearing deposits:
Interest-bearing transaction deposits	$2,557.7	1.46%	8.7%	$2,501.0	1.39%	8.3%	$2,468.9	0.46%	8.6%
Money market deposits	6,131.3	3.28	20.7	6,010.0	3.17	20.1	5,497.3	1.80	19.1
Savings deposits	2,114.2	0.15	7.2	2,170.9	0.03	7.2	2,684.2	0.01	9.3
Time deposits	4,965.3	4.79	16.8	5,264.3	4.72	17.6	2,018.6	2.70	7.0
Public Funds	3,119.4	3.65	10.6	2,896.3	3.68	9.7	3,160.7	3.04	11.0
Total interest-bearing deposits	18,887.9	3.14%	64.0	18,842.5	3.08%	62.9	15,829.7	1.65%	55.0
Noninterest-bearing demand deposits	10,673.1		36.0	11,132.4		37.1	12,963.2		45.0
Total deposits	$29,561.0		100.0%	$29,974.9		100.0%	$28,792.9		100.0%
The following sets forth the maturities of time certificates of deposit greater than $250,000 at March 31, 2024.

March 31,
($ in thousands)	2024
Three months	$867,697
Over three months through six months	514,286
Over six months through one year	414,843
Over one year	10,072
Total	$1,806,898

Management expects low single-digit end of period deposit growth in 2024 from the balance of $29.7 billion at December 31, 2023.

Short-Term Borrowings

At March 31, 2024, short-term borrowings totaled $667.8 million, down $487.1 million, or 42%, from December 31, 2023. The decline from December 31, 2023 is primarily attributable to the repayment of $700 million of FHLB advances, partially offset by an increase in customer repurchase agreements. Average short-term borrowings of $784.0 million in the first quarter of 2024 were down $209.8 million, or 21%, from the fourth quarter of 2023.

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

Long-Term Debt

Long-term debt totaled $236.4 million at March 31, 2024, virtually unchanged from December 31, 2023.

Long-term debt at March 31, 2024 includes subordinated notes payable with an aggregate principal amount of $172.5 million, a stated maturity of June 15, 2060, and a fixed rate of 6.25% per annum that qualify as Tier 2 capital of certain regulatory capital ratios. Subject to prior approval by the Federal Reserve, the Company may redeem these notes in whole or in part on any of its quarterly interest payment dates after June 15, 2025.

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

The contractual amounts of these instruments reflect our exposure to credit risk. The Bank undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. At March 31, 2024, the Company had a reserve for unfunded lending commitments totaling $27.1 million.

The following table shows the commitments to extend credit and letters of credit at March 31, 2024 according to expiration date.

		Expiration Date
		Less than	1-3	3-5	More than
($ in thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$9,330,583	$3,513,546	$2,579,929	$2,435,218	$801,890
Letters of credit	499,963	404,866	24,051	70,918	128
Total	$9,830,546	$3,918,412	$2,603,980	$2,506,136	$802,018

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no material changes or developments during the reporting period with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2023.

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

Net Interest Income at Risk

The following table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in rates at March 31, 2024. Shifts are measured in 100 basis point increments in a range from -500 to +500 basis points from base case, with -300 through +300 basis points presented in the table below. Our interest rate sensitivity modeling incorporates a number of assumptions including loan and deposit repricing characteristics, the rate of loan prepayments and other factors. The base scenario assumes that the current interest rate environment is held constant over a 24-month forecast period and is the scenario to which all others are compared in order to measure the change in net interest income. Policy limits on the change in net interest income under a variety of interest rate scenarios are approved by the Board of Directors. All policy scenarios assume a static volume forecast where the balance sheet is held constant, although other scenarios are modeled.

	Estimated Increase
	(Decrease) in NII
Change in Interest Rates	Year 1	Year 2
(basis points)
-300	-7.29%	-12.84%
-200	-4.46%	-7.99%
-100	-1.94%	-3.69%
+100	2.15%	3.51%
+200	4.00%	6.84%
+300	5.86%	10.23%

The results indicate a general asset sensitivity across most scenarios driven primarily by repricing in variable rate loans and a funding mix which includes a large percentage of noninterest-bearing and lower rate sensitive deposits. As rates increased in the first half of 2023 and remain elevated, the funding mix has continued to shift to more rate sensitive deposits and wholesale funding which has resulted in a lower net interest income at risk measurements compared to recent years. When deemed prudent, management has taken actions to mitigate exposure to interest rate risk with on-or off-balance sheet financial instruments and intends to do so in the future. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes.

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

Economic Value of Equity (EVE)

EVE simulation involves calculating the present value of all future cash flows from assets and subtracting the present value of all future cash outflows from liabilities including the impact of off-balance sheet items such as interest rate hedges. This analysis results in a theoretical market value of the bank's equity or EVE. Management’s focus on EVE analysis is not on the resulting calculation of EVE itself, but instead on the sensitivity of EVE to changes in market rates. Policy limits on the change in EVE under a variety of interest rate scenarios are approved by the Board of Directors. The following table presents an analysis of the change in the Bank’s EVE resulting from instantaneous and parallel shifts in rates as of March 31, 2024. Shifts are measured in 100 basis point increments ranging from -500 to +500 basis points from base case, with -300 through +300 basis points presented in table below.

		Estimated Change in EVE at
Change in Interest Rates		March 31, 2024
(basis points)
-	300	2.92%
-	200	2.86%
-	100	1.93%
+	100	-2.41%
+	200	-5.10%
+	300	-7.87%

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

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were effective.

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended March 31, 2024, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company, including subsidiaries, is party to various legal proceedings arising in the ordinary course of business. We do not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on our consolidated financial position or liquidity.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, in evaluating an investment in the Company’s securities, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our 2023 Form 10-K. which could materially affect the Company's business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.

There are no material changes during the period covered by this Report to the risk factors previously disclosed in our 2023 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has in place a Board-approved stock buyback program whereby the Company is authorized to repurchase up to 4.3 million shares of its common stock through the program’s expiration date of December 31, 2024. The program allows the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions in accordance with the rules and regulations of the Securities and Exchange Commission. Following is a summary of repurchases during the three months ended March 31, 2024.

	Total number of shares or units purchased (a)	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under such plans or programs
January 1, 2024 - January 31, 2024	128	$46.49	—	4,297,000
February 1, 2024 - February 29, 2024	144,773	$45.11	—	4,297,000
March 1, 2024 - March 31, 2024	8	$46.04	—	4,297,000
	144,909	$45.11	—

(a) Includes common stock purchased in connection with our share-based payment plans related shares used to cover payroll tax withholding requirements. See Note 18 – Share-Based Payment Arrangements in our 2023 Form 10-K, which includes additional information regarding our share-based incentive plans. There were no shares repurchases under the Board-approved buyback program during the first quarter of 2024.

Item 5. Other Information

Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2024.

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

May 8, 2024