Form 10-Q
period 2024-06-30
HANCOCK WHITNEY CORP
filed 2024-08-07
CIK 750577

*

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

86,346,486 common shares were outstanding at July 31, 2024.

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

TSR – total shareholder return

U.S. Treasury – The United States Department of the Treasury

Part I. Financial Information

Item 1. Financial Statements

Hancock Whitney Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except per share data)	2024	2023
ASSETS
Cash and due from banks	$500,828	$561,202
Interest-bearing bank deposits	581,216	626,646
Federal funds sold	393	436
Securities available for sale, at fair value (amortized cost of $5,605,849 and $5,496,718)	4,965,214	4,915,195
Securities held to maturity (fair value of $2,347,957 and $2,485,918)	2,570,622	2,684,779
Loans held for sale (includes $26,051 and $13,269 measured at fair value)	27,354	26,124
Loans	23,911,616	23,921,917
Less: allowance for loan losses	(316,148)	(307,907)
Loans, net	23,595,468	23,614,010
Property and equipment, net of accumulated depreciation of $334,290 and $318,746	289,282	301,639
Right of use assets, net of accumulated amortization of $61,608 and $55,815	98,561	105,799
Prepaid expenses	54,668	45,234
Other real estate and foreclosed assets, net	2,114	3,628
Accrued interest receivable	154,394	157,179
Goodwill	855,453	855,453
Other intangible assets, net	39,722	44,637
Life insurance contracts	759,673	749,495
Funded pension assets, net	248,489	216,849
Deferred tax asset, net	166,390	153,384
Other assets	502,450	516,884
Total assets	$35,412,291	$35,578,573
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$10,642,213	$11,030,515
Interest-bearing	18,558,505	18,659,544
Total deposits	29,200,718	29,690,059
Short-term borrowings	1,363,959	1,154,829
Long-term debt	236,393	236,317
Accrued interest payable	27,126	45,000
Lease liabilities	117,752	125,618
Other liabilities	545,625	523,089
Total liabilities	31,491,573	31,774,912
Stockholders' equity:
Common stock	309,513	309,513
Capital surplus	1,732,084	1,739,671
Retained earnings	2,537,057	2,375,604
Accumulated other comprehensive loss, net	(657,936)	(621,127)
Total stockholders' equity	3,920,718	3,803,661
Total liabilities and stockholders' equity	$35,412,291	$35,578,573
Preferred shares authorized (par value of $20.00 per share)	50,000	50,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	92,947	92,947
Common shares outstanding	86,355	86,345

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Interest income:
Loans, including fees	$369,990	$341,456	$733,283	$656,057
Loans held for sale	440	365	743	660
Securities-taxable	47,752	47,501	94,537	95,147
Securities-tax exempt	4,471	4,728	8,997	9,449
Short-term investments	4,892	11,223	11,669	16,563
Total interest income	427,545	405,273	849,229	777,876
Interest expense:
Deposits	144,610	102,535	292,093	166,986
Short-term borrowings	9,441	25,733	14,407	45,796
Long-term debt	3,064	3,094	6,128	6,189
Total interest expense	157,115	131,362	312,628	218,971
Net interest income	270,430	273,911	536,601	558,905
Provision for credit losses	8,723	7,633	21,691	13,653
Net interest income after provision for credit losses	261,707	266,278	514,910	545,252
Noninterest income:
Service charges on deposit accounts	22,275	21,491	44,514	42,113
Trust fees	18,473	17,393	35,550	34,127
Bank card and ATM fees	21,827	20,982	42,449	41,703
Investment and annuity fees and insurance commissions	9,789	8,241	21,633	17,108
Secondary mortgage market operations	3,546	2,299	6,437	4,467
Other income	13,264	12,819	26,442	24,037
Total noninterest income	89,174	83,225	177,025	163,555
Noninterest expense:
Compensation expense	97,121	94,121	193,690	186,524
Employee benefits	21,605	20,743	46,193	43,663
Personnel expense	118,726	114,864	239,883	230,187
Net occupancy expense	13,158	12,707	26,553	24,913
Equipment expense	4,312	5,043	8,540	9,779
Data processing expense	31,371	29,562	60,108	57,744
Professional services expense	9,458	8,915	18,494	18,046
Amortization of intangible assets	2,389	2,957	4,915	6,071
Deposit insurance and regulatory fees	6,008	6,463	14,939	12,383
Other real estate and foreclosed assets income, net	(1,099)	(282)	(1,295)	(127)
Other expense	21,693	21,909	41,601	44,026
Total noninterest expense	206,016	202,138	413,738	403,022
Income before income taxes	144,865	147,365	278,197	305,785
Income taxes expense	30,308	29,571	55,028	61,524
Net income	$114,557	$117,794	$223,169	$244,261
Earnings per common share-basic	$1.31	$1.35	$2.56	$2.81
Earnings per common share-diluted	$1.31	$1.35	$2.55	$2.80
Dividends paid per share	$0.40	$0.30	$0.70	$0.60
Weighted average shares outstanding-basic	86,510	86,096	86,515	86,057
Weighted average shares outstanding-diluted	86,765	86,370	86,768	86,350

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2024	2023	2024	2023
Net income	$114,557	$117,794	$223,169	$244,261
Other comprehensive income (loss) before income taxes:
Net change in unrealized loss on securities available for sale, cash flow hedges and equity method investment	(20,352)	(103,503)	(98,151)	(2,559)
Reclassification of loss realized and included in earnings	14,148	11,245	27,725	20,765
Valuation adjustments to employee benefit plans	—	(5,685)	22,014	(7,521)
Amortization of unrealized net loss on securities transferred to held to maturity	390	428	818	922
Other comprehensive income (loss) before income taxes	(5,814)	(97,515)	(47,594)	11,607
Income tax expense (benefit)	(1,393)	(22,194)	(10,785)	2,211
Other comprehensive income (loss) net of income taxes	(4,421)	(75,321)	(36,809)	9,396
Comprehensive income	$110,136	$42,473	$186,360	$253,657

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended June 30, 2024 and 2023					Accumulated
	Common Stock				Other
(in thousands, except parenthetical share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Loss	Total
Balance, March 31, 2024	92,947	$309,513	$1,739,702	$2,457,736	$(653,515)	$3,853,436
Net income	—	—	—	114,557	—	114,557
Other comprehensive loss	—	—	—	—	(4,421)	(4,421)
Comprehensive income						110,136
Cash dividends declared ($0.40 per common share)	—	—	—	(35,274)	—	(35,274)
Common stock activity, long-term incentive plans	—	—	5,883	38	—	5,921
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	1,121	—	—	1,121
Repurchase of common stock (312,993 Shares)	—	—	(14,622)	—	—	(14,622)
Balance, June 30, 2024	92,947	$309,513	$1,732,084	$2,537,057	$(657,936)	$3,920,718
Balance, March 31, 2023	92,947	$309,513	$1,720,623	$2,188,561	$(687,465)	$3,531,232
Net income	—	—	—	117,794	—	117,794
Other comprehensive loss	—	—	—	—	(75,321)	(75,321)
Comprehensive income						42,473
Dividends declared ($0.30 per common share)	—	—	—	(26,392)	—	(26,392)
Common stock activity, long-term incentive plans	—	—	6,123	41	—	6,164
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	999	—	—	999
Balance, June 30, 2023	92,947	$309,513	$1,727,745	$2,280,004	$(762,786)	$3,554,476

Six Months Ended June 30, 2024 and 2023					Accumulated
	Common Stock				Other
(in thousands, except parenthetical share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Loss	Total
Balance, December 31, 2023	92,947	$309,513	$1,739,671	$2,375,604	$(621,127)	$3,803,661
Net income	—	—	—	223,169	—	223,169
Other comprehensive loss	—	—	—	—	(36,809)	(36,809)
Comprehensive income						186,360
Dividends declared ($0.70 per common share)	—	—	—	(61,801)	—	(61,801)
Common stock activity, long-term incentive plans	—	—	5,017	85	—	5,102
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	2,018	—	—	2,018
Repurchase of common stock (312,993 Shares)	—	—	(14,622)	—	—	(14,622)
Balance, June 30, 2024	92,947	$309,513	$1,732,084	$2,537,057	$(657,936)	$3,920,718
Balance, December 31, 2022	92,947	$309,513	$1,716,884	$2,088,413	$(772,182)	$3,342,628
Net income	—	—	—	244,261	—	244,261
Other comprehensive income	—	—	—	—	9,396	9,396
Comprehensive income						253,657
Dividends declared ($0.60 per common share)	—	—	—	(52,779)	—	(52,779)
Common stock activity, long-term incentive plans	—	—	8,927	109	—	9,036
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	1,934	—	—	1,934
Balance, June 30, 2023	92,947	$309,513	$1,727,745	$2,280,004	$(762,786)	$3,554,476

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
($ in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$223,169	244,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	16,369	17,514
Provision for credit losses	21,691	13,653
Gain on other real estate and foreclosed assets	(1,590)	(324)
Deferred tax (benefit) expense	(2,221)	8,450
Increase cash surrender value of life insurance contracts	(13,804)	(7,466)
(Gain) Loss on disposal of assets	(1,374)	651
Net increase in loans held for sale	(1,019)	(29,454)
Net amortization of securities premium/discount	6,887	9,674
Amortization of intangible assets	4,915	6,071
Stock-based compensation expense	11,817	12,194
Net change in derivative collateral liability	5,534	85,986
Net increase (decrease) in interest payable and other liabilities	(18,291)	6,547
(Increase) decrease in other assets	23,372	(146,238)
Other, net	(3,742)	(6,828)
Net cash provided by operating activities	271,713	214,691
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale	167,697	157,474
Purchases of securities available for sale	(289,144)	—
Proceeds from maturities of securities held to maturity	108,919	72,365
Purchases of securities held to maturity	—	(6,023)
Proceeds received upon termination of fair value hedge instruments	—	16,550
Net (increase) decrease in short-term investments	45,473	(350,103)
Net purchases of Federal Home Loan Bank stock	—	(68,057)
Proceeds from sales of loans and leases	51,055	27,439
Net increase in loans	(56,692)	(718,348)
Purchases of property and equipment	(3,584)	(18,273)
Proceeds from sales of other real estate and foreclosed assets	4,693	1,420
Other, net	507	(7,594)
Net cash provided by (used in) investing activities	28,924	(893,150)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(489,341)	973,152
Net increase (decrease) in short-term borrowings	209,130	(241,733)
Dividends paid	(61,395)	(52,350)
Payroll tax remitted on net share settlement of equity awards	(6,801)	(3,267)
Proceeds from dividend reinvestment and stock purchase plans	2,018	1,934
Repurchase of common stock	(14,622)	—
Net cash provided by (used in) financing activities	(361,011)	677,736
NET DECREASE IN CASH AND DUE FROM BANKS	(60,374)	(723)
CASH AND DUE FROM BANKS, BEGINNING	561,202	564,459
CASH AND DUE FROM BANKS, ENDING	$500,828	$563,736
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$1,625	$1,322

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

2. Securities

The following tables set forth the amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities classified as available for sale and held to maturity at June 30, 2024 and December 31, 2023. Amortized cost of securities does not include accrued interest which is reflected in the accrued interest line item on the consolidated balance sheets totaling $28.3 million at June 30, 2024 and $27.4 million at December 31, 2023.

	June 30, 2024				December 31, 2023
		Gross	Gross			Gross	Gross
Securities Available for Sale	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
($ in thousands)	cost	gains	losses	value	cost	gains	losses	value
U.S. Treasury and government agency securities	$135,826	$852	$1,757	$134,921	$97,741	$1,581	$1,514	$97,808
Municipal obligations	201,894	—	5,422	196,472	203,533	79	2,200	201,412
Residential mortgage-backed securities	2,420,963	77	361,908	2,059,132	2,440,411	2,734	329,279	2,113,866
Commercial mortgage-backed securities	2,781,190	2,349	268,939	2,514,600	2,683,872	7,176	253,576	2,437,472
Collateralized mortgage obligations	42,476	—	3,122	39,354	47,661	—	3,376	44,285
Corporate debt securities	23,500	—	2,765	20,735	23,500	—	3,148	20,352
Total	$5,605,849	$3,278	$643,913	$4,965,214	$5,496,718	$11,570	$593,093	$4,915,195

	June 30, 2024				December 31, 2023
		Gross	Gross			Gross	Gross
Securities Held to Maturity	Amortized	unrealized	unrealized	Fair	Amortized	unrealized	unrealized	Fair
($ in thousands)	cost	gains	losses	value	cost	gains	losses	value
U.S. Treasury and government agency securities	$404,468	$19	$48,562	$355,925	$413,490	$179	$43,971	$369,698
Municipal obligations	630,812	369	25,348	605,833	664,488	1,252	19,593	646,147
Residential mortgage-backed securities	614,200	—	65,661	548,539	654,262	—	59,223	595,039
Commercial mortgage-backed securities	892,436	—	81,803	810,633	920,048	—	75,803	844,245
Collateralized mortgage obligations	28,706	—	1,679	27,027	32,491	—	1,702	30,789
Total	$2,570,622	$388	$223,053	$2,347,957	$2,684,779	$1,431	$200,292	$2,485,918

The following tables present the amortized cost and fair value of debt securities available for sale and held to maturity at June 30, 2024 by contractual maturity. Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateral mortgage obligations.

Debt Securities Available for Sale	Amortized	Fair
($ in thousands)	cost	value
Due in one year or less	$101,999	$101,229
Due after one year through five years	814,705	779,834
Due after five years through ten years	2,344,169	2,092,416
Due after ten years	2,344,976	1,991,735
Total available for sale debt securities	$5,605,849	$4,965,214

Debt Securities Held to Maturity	Amortized	Fair
($ in thousands)	cost	value
Due in one year or less	$158,621	$156,501
Due after one year through five years	790,154	740,272
Due after five years through ten years	569,629	530,008
Due after ten years	1,052,218	921,176
Total held to maturity securities	$2,570,622	$2,347,957

The Company held no securities classified as trading at June 30, 2024 and December 31, 2023.

There were no gross gains or gross losses on sales of securities during the six months ended June 30, 2024 and 2023. Net gains or losses, when applicable, are reflected in the "Securities transactions, net" line item on the Consolidated Statements of Income.

Securities with carrying values totaling approximately $3.6 billion and $4.7 billion were pledged as collateral at June 30, 2024 and December 31, 2023, respectively, primarily to secure public deposits or securities sold under agreements to repurchase.

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

The fair value and gross unrealized losses for securities classified as available for sale with unrealized losses for the periods indicated follow.

Available for Sale
June 30, 2024	Losses < 12 months		Losses 12 months or >		Total
($ in thousands)	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. Treasury and government agency securities	$77,053	$98	$7,442	$1,659	$84,495	$1,757
Municipal obligations	21,941	400	174,531	5,022	196,472	5,422
Residential mortgage-backed securities	397,674	1,359	1,656,654	360,549	2,054,328	361,908
Commercial mortgage-backed securities	82,884	734	2,188,381	268,205	2,271,265	268,939
Collateralized mortgage obligations	—	—	39,353	3,122	39,353	3,122
Corporate debt securities	2,000	—	18,735	2,765	20,735	2,765
Total	$581,552	$2,591	$4,085,096	$641,322	$4,666,648	$643,913

Available for Sale
December 31, 2023	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
($ in thousands)	value	losses	value	losses	value	losses
U.S. Treasury and government agency securities	$—	$—	$7,790	$1,514	$7,790	$1,514
Municipal obligations	49,832	374	128,965	1,826	178,797	2,200
Residential mortgage-backed securities	3,062	25	1,795,154	329,254	1,798,216	329,279
Commercial mortgage-backed securities	—	—	2,227,703	253,576	2,227,703	253,576
Collateralized mortgage obligations	—	—	44,285	3,376	44,285	3,376
Corporate debt securities	—	—	19,852	3,148	19,852	3,148
Total	$52,894	$399	$4,223,749	$592,694	$4,276,643	$593,093

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

The fair value and gross unrealized losses for securities classified as held to maturity with unrealized losses for the periods indicated follow.

Held to maturity
June 30, 2024	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
($ in thousands)	value	losses	value	losses	value	losses
U.S. Treasury and government agency securities	$10,408	$136	$336,035	$48,426	$346,443	$48,562
Municipal obligations	52,420	583	531,341	24,765	583,761	25,348
Residential mortgage-backed securities	—	—	548,539	65,661	548,539	65,661
Commercial mortgage-backed securities	—	—	810,633	81,803	810,633	81,803
Collateralized mortgage obligations	—	—	27,027	1,679	27,027	1,679
Total	$62,828	$719	$2,253,575	$222,334	$2,316,403	$223,053

Held to maturity
December 31, 2023	Losses < 12 months		Losses 12 months or >		Total
		Gross		Gross		Gross
	Fair	unrealized	Fair	unrealized	Fair	unrealized
($ in thousands)	value	losses	value	losses	value	losses
U.S. Treasury and government agency securities	$9,530	$63	$339,533	$43,908	$349,063	$43,971
Municipal obligations	343,401	1,801	226,165	17,792	569,566	19,593
Residential mortgage-backed securities	—	—	595,039	59,223	595,039	59,223
Commercial mortgage-backed securities	—	—	844,245	75,803	844,245	75,803
Collateralized mortgage obligations	—	—	30,789	1,702	30,789	1,702
Total	$352,931	$1,864	$2,035,771	$198,428	$2,388,702	$200,292

As of June 30, 2024 and December 31, 2023, the Company had 732 and 698 securities, respectively, with market values below their cost basis. There were no material unrealized losses related to the marketability of the securities or the issuer’s ability to meet contractual obligations. In all cases, the indicated impairment on these debt securities would be recovered no later than the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. The unrealized losses were deemed to be non-credit related at June 30, 2024 and December 31, 2023. At June 30, 2024, the Company had adequate liquidity and, therefore, neither planned to nor expected to be required to liquidate these securities before recovery of the amortized cost basis.

3. Loans and Allowance for Credit Losses

The Company generally makes loans in its market areas of southern and central Mississippi; southern and central Alabama; northwest, central and southern Louisiana; the northern, central and panhandle regions of Florida; certain areas of east and northeast Texas; and the metropolitan areas of Nashville, Tennessee and Atlanta, Georgia.

Loans, net of unearned income, by portfolio are presented at amortized cost basis in the table below. Amortized cost does not include accrued interest, which is reflected in the accrued interest line item in the Consolidated Balance Sheets, totaling $121.6 million and $124.7 million at June 30, 2024 and December 31, 2023, respectively. The following table presents loans, net of unearned income, by portfolio class at June 30, 2024 and December 31, 2023.

	June 30,	December 31,
($ in thousands)	2024	2023
Commercial non-real estate	$9,847,759	$9,957,284
Commercial real estate - owner occupied	3,094,258	3,093,763
Total commercial and industrial	12,942,017	13,051,047
Commercial real estate - income producing	4,053,812	3,986,943
Construction and land development	1,528,393	1,551,091
Residential mortgages	4,000,211	3,886,072
Consumer	1,387,183	1,446,764
Total loans	$23,911,616	$23,921,917

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

Consumer

Consumer loans include second lien mortgage home loans, home equity lines of credit and nonresidential consumer purpose loans. Nonresidential consumer loans include both direct and indirect loans. Direct nonresidential consumer loans are made to finance the purchase of personal property, including automobiles, recreational vehicles and boats, and for other personal purposes (secured and unsecured), and also include deposit account secured loans. Indirect nonresidential consumer loans include automobile financing provided to the consumer through an agreement with automobile dealerships, though the Company is no longer engaged in this type of lending and the remaining portfolio is in runoff. Consumer loans also include a small portfolio of credit card receivables issued on the basis of applications received through referrals from the Bank’s branches, online and other marketing efforts.

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

The following tables present activity in the allowance for credit losses (ACL) by portfolio class for the six months ended June 30, 2024 and 2023, as well as the corresponding recorded investment in loans at the end of each period.

		Commercial	Total	Commercial
	Commercial	real estate-	commercial	real estate-	Construction
	non-real	owner	and	income	and land	Residential
($ in thousands)	estate	occupied	industrial	producing	development	mortgages	Consumer	Total
	Six Months Ended June 30, 2024
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$101,737	$40,197	$141,934	$74,539	$27,039	$38,983	$25,412	$307,907
Charge-offs	(17,304)	—	(17,304)	(8,819)	(225)	(67)	(8,902)	(35,317)
Recoveries	16,054	861	16,915	5	62	296	1,774	19,052
Net provision for loan losses	5,386	(2,493)	2,893	11,918	395	2,481	6,819	24,506
Ending balance - allowance for loan losses	$105,873	$38,565	$144,438	$77,643	$27,271	$41,693	$25,103	$316,148
Reserve for unfunded lending commitments:
Beginning balance	$5,507	$327	$5,834	$1,344	$20,019	$30	$1,667	$28,894
Provision for losses on unfunded commitments	355	(19)	336	(376)	(2,693)	(19)	(63)	(2,815)
Ending balance - reserve for unfunded lending commitments	5,862	308	6,170	968	17,326	11	1,604	26,079
Total allowance for credit losses	$111,735	$38,873	$150,608	$78,611	$44,597	$41,704	$26,707	$342,227
Allowance for loan losses:
Individually evaluated	$180	$56	$236	$—	$—	$—	$—	$236
Collectively evaluated	105,693	38,509	144,202	77,643	27,271	41,693	25,103	315,912
Allowance for loan losses	$105,873	$38,565	$144,438	$77,643	$27,271	$41,693	$25,103	$316,148
Reserve for unfunded lending commitments:
Individually evaluated	$294	$—	$294	$—	$—	$—	$—	$294
Collectively evaluated	5,568	308	5,876	968	17,326	11	1,604	25,785
Reserve for unfunded lending commitments:	$5,862	$308	$6,170	$968	$17,326	$11	$1,604	$26,079
Total allowance for credit losses	$111,735	$38,873	$150,608	$78,611	$44,597	$41,704	$26,707	$342,227
Loans:
Individually evaluated	$11,578	$3,339	$14,917	$23,436	$928	$—	$818	$40,099
Collectively evaluated	9,836,181	3,090,919	12,927,100	4,030,376	1,527,465	4,000,211	1,386,365	23,871,517
Total loans	$9,847,759	$3,094,258	$12,942,017	$4,053,812	$1,528,393	$4,000,211	$1,387,183	$23,911,616

In arriving at the allowance for credit losses at June 30, 2024, the Company weighted Moody’s June 2024 baseline economic forecast at 40% and downside mild recessionary S-2 scenario at 60%. The June 2024 baseline scenario maintains a generally optimistic outlook in its assumptions surrounding the drivers of economic growth, including its expectations of the effectiveness of the Federal Reserve's monetary policy in easing inflationary conditions without precipitating a recession. The S-2 scenario is less optimistic compared to the baseline, with rising political tensions, continuing elevated inflation and interest rates, and reduced credit availability leading to a forecasted mild recession beginning in the third quarter of 2024 and lasting for three quarters.

The modest increase in the allowance for loan losses at June 30, 2024 compared to December 31, 2023, reflects a relatively consistent credit loss outlook and continued focus on risks that impact certain segments within the Company’s loan portfolio. The decline in the reserve for unfunded commitments compared to December 31, 2023 was largely volume driven.

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

The allowance for credit loss for the six months ended June 30, 2023, was up slightly when compared to December 31, 2022. Loan growth, higher individually evaluated loan reserves on our nonaccrual portfolio, and a relatively stable economic outlook led to modest shifts between portfolios and a marginally lower reserve coverage to total loans. In arriving at the allowance for credit losses at June 30, 2023, the Company weighted the baseline economic forecast at 40% and the downside S-2 mild recession scenario at 60%.

Nonaccrual loans and certain reportable modified loan disclosures

The following table shows the composition of nonaccrual loans and those without an allowance for loan loss, by portfolio class.

	June 30, 2024		December 31, 2023
($ in thousands)	Total nonaccrual	Nonaccrual without allowance for loan loss	Total nonaccrual	Nonaccrual without allowance for loan loss
Commercial non-real estate	$17,951	$7,578	$20,840	$13,637
Commercial real estate - owner occupied	4,660	2,098	2,228	—
Total commercial and industrial	22,611	9,676	23,068	13,637
Commercial real estate - income producing	23,603	23,436	461	—
Construction and land development	1,774	928	815	—
Residential mortgages	28,293	—	26,137	—
Consumer	9,972	818	8,555	—
Total loans	$86,253	$34,858	$59,036	$13,637

As a part of our loss mitigation efforts, we may provide modifications to borrowers experiencing financial difficulty to improve long-term collectability of the loans and to avoid the need for repossession or foreclosure of collateral. Nonaccrual loans include reportable nonaccruing modified loans to borrowers experiencing financial difficulty (“MEFDs”) totaling $5.3 million and $0.1 million at June 30, 2024 and December 31, 2023, respectively. Total reportable MEFDs, both accruing and nonaccruing, were $62.7 million and $24.5 million at June 30, 2024 and December 31, 2023, respectively. The Company had unfunded commitments to borrowers whose loan terms have been modified as a reportable MEFD totaling $7.2 million and $0.7 million at June 30, 2024 and December 31, 2023, respectively.

The tables below provide detail by portfolio class for reportable MEFDs entered into during the three and six months ended June 30, 2024 and 2023. Modified facilities are reflected only once in each table based on the type of modification or combination of modification.

	Three Months Ended June 30, 2024
	Term extension		Significant payment delay		Term extensions and significant payment delay
($ in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Commercial non-real estate	$28,040	0.28%	$—	—	$—	—
Commercial real estate - owner occupied	—	—	—	—	—	—
Total commercial and industrial	28,040	0.22%	—	—	—	—
Commercial real estate - income producing	1,870	0.05%	—	—	—	—
Construction and land development	—	—	—	—	—	—
Residential mortgages	753	0.02%	—	—	—	—
Consumer	49	0.00%	—	—	—	—
Total reportable modified loans	$30,712	0.13%	$—	—	$—	—

	Six Months Ended June 30, 2024
	Term extension		Significant payment delay		Term extensions and significant payment delay
($ in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Commercial non-real estate	$44,156	0.45%	$—	—	$5,275	0.05%
Commercial real estate - owner occupied	—	—	—	—	—	—
Total commercial and industrial	44,156	0.34%	—	—	5,275	0.04%
Commercial real estate - income producing	1,870	0.05%	1,613	0.04%	—	—
Construction and land development	—	—	—	—	—	—
Residential mortgages	2,641	0.07%	—	—	—	—
Consumer	155	0.01%	—	—	—	—
Total reportable modified loans	$48,822	0.20%	$1,613	0.01%	$5,275	0.02%

	Three Months Ended June 30, 2023
	Term extension		Significant payment delay		Term extensions and significant payment delay
($ in thousands)	Balance	Percentage of portfolio class	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Commercial non-real estate	$900	0.01%	$100	0.00%	$907	0.01%
Commercial real estate - owner occupied	—	—	—	—	675	0.02%
Total commercial and industrial	900	0.01%	100	0.00%	1,582	0.01%
Commercial real estate - income producing	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total reportable modified loans	$900	0.00%	$100	0.00%	$1,582	0.01%

	Six Months Ended June 30, 2023
	Term extension		Significant payment delay		Term extensions and significant payment delay
($ in thousands)	Balance	Percentage of portfolio	Balance	Percentage of portfolio	Balance	Percentage of portfolio
Commercial non-real estate	$909	0.01%	$100	0.00%	$907	0.01%
Commercial real estate - owner occupied	—	—	—	—	675	0.02%
Total commercial and industrial	909	0.01%	100	0.00%	1,582	0.01%
Commercial real estate - income producing	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Residential mortgages	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total reportable modified loans	$909	0.00%	$100	0.00%	$1,582	0.01%

Reportable modifications to borrowers experiencing financial difficulty during the three months ended June 30, 2024 consisted of weighted average term extensions totaling approximately two months for commercial loans, three years for residential mortgage loans and four years for consumer loans. Reportable modifications to borrowers experiencing financial difficulty during the six months ended June 30, 2024 consisted of weighted average term extensions totaling approximately six months for commercial loans, seven years for residential mortgage loans and four years for consumer loans. The weighted average term of other than insignificant payment delays for commercial loans during the six months ended June 30, 2024, was three months. The reported term extensions and payment delays were considered more than insignificant as they exceeded six months when considering other modifications made in the past twelve months.

Reportable modifications to borrowers experiencing financial difficulty during the three and six months ended June 30, 2023 consisted of weighted average term extensions on commercial loans of four months and three months, respectively; and weighted average payment delays on commercial loans of four months for both periods.

The tables below present the aging analysis of reportable modifications to borrowers experiencing financial difficulty by portfolio class at June 30, 2024 and December 31, 2023.

June 30, 2024	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total reportable modified Loans
(in thousands)
Commercial non-real estate	$149	$1,150	$2,897	$4,196	$49,695	$53,891
Commercial real estate - owner occupied	—	—	919	919	802	1,721
Total commercial and industrial	149	1,150	3,816	5,115	50,497	55,612
Commercial real estate - income producing	—	—	—	—	3,483	3,483
Construction and land development	—	—	—	—	82	82
Residential mortgages	1,296	46	84	1,426	1,647	3,073
Consumer	—	196	—	196	229	425
Total reportable modified loans	$1,445	$1,392	$3,900	$6,737	$55,938	$62,675

December 31, 2023	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total reportable modified Loans
(in thousands)
Commercial non-real estate	$3,149	$233	$4,430	$7,812	$14,145	$21,957
Commercial real estate - owner occupied	—	—	—	—	1,774	1,774
Total commercial and industrial	3,149	233	4,430	7,812	15,919	23,731
Commercial real estate - income producing	—	—	—	—	—	—
Construction and land development	—	—	—	—	85	85
Residential mortgages	66	—	—	66	390	456
Consumer	—	—	—	—	274	274
Total reportable modified loans	$3,215	$233	$4,430	$7,878	$16,668	$24,546

There was one commercial non-real estate loan totaling $6.3 million and one residential mortgage loan totaling $0.1 million with reportable term extension modifications that had post modification payment defaults during the three month period ended June 30, 2024. For the six month period ended June 30, 2024, there were four commercial non-real estate loans totaling $9.6 million and one residential mortgage loan totaling $0.1 million with reportable term extension modifications that had post modification payment defaults. There were no post modification payment defaults within the three or six month periods ended June 30, 2023. A payment default occurs if the loan is either 90 days or more delinquent or has been charged off as of the end of the period presented.

Aging Analysis

The tables below present the aging analysis of past due loans by portfolio class at June 30, 2024 and December 31, 2023.

June 30, 2024	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
($ in thousands)
Commercial non-real estate	$10,562	$5,738	$17,761	$34,061	$9,813,698	$9,847,759	$1,530
Commercial real estate - owner occupied	1,378	932	4,688	6,998	3,087,260	3,094,258	39
Total commercial and industrial	11,940	6,670	22,449	41,059	12,900,958	12,942,017	1,569
Commercial real estate - income producing	1,080	237	25,434	26,751	4,027,061	4,053,812	1,876
Construction and land development	937	1,531	1,465	3,933	1,524,460	1,528,393	38
Residential mortgages	9,989	18,263	20,774	49,026	3,951,185	4,000,211	94
Consumer	13,015	4,916	6,721	24,652	1,362,531	1,387,183	2,492
Total	$36,961	$31,617	$76,843	$145,421	$23,766,195	$23,911,616	$6,069

December 31, 2023	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Current	Total Loans	Recorded investment > 90 days and still accruing
($ in thousands)
Commercial non-real estate	$12,311	$4,381	$21,132	$37,824	$9,919,460	$9,957,284	$5,782
Commercial real estate - owner occupied	1,614	1,596	1,715	4,925	3,088,838	3,093,763	431
Total commercial and industrial	13,925	5,977	22,847	42,749	13,008,298	13,051,047	6,213
Commercial real estate - income producing	3,938	606	408	4,952	3,981,991	3,986,943	—
Construction and land development	1,655	1,220	1,208	4,083	1,547,008	1,551,091	742
Residential mortgages	40,189	9,121	18,960	68,270	3,817,802	3,886,072	172
Consumer	11,059	5,957	6,611	23,627	1,423,137	1,446,764	2,482
Total	$70,766	$22,881	$50,034	$143,681	$23,778,236	$23,921,917	$9,609

Credit Quality Indicators

The following tables present the credit quality indicators by segment and portfolio class of loans at June 30, 2024 and December 31, 2023. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process.

	June 30, 2024
($ in thousands)	Commercial non-real estate	Commercial real estate - owner- occupied	Total commercial and industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$9,294,427	$2,993,146	$12,287,573	$3,887,589	$1,518,764	$17,693,926
Pass-Watch	253,576	71,816	325,392	120,817	4,287	450,496
Special Mention	52,917	5,463	58,380	6,666	—	65,046
Substandard	246,839	23,833	270,672	38,740	5,342	314,754
Doubtful	—	—	—	—	—	—
Total	$9,847,759	$3,094,258	$12,942,017	$4,053,812	$1,528,393	$18,524,222

	December 31, 2023
($ in thousands)	Commercial non-real estate	Commercial real estate - owner- occupied	Total commercial and industrial	Commercial real estate - income producing	Construction and land development	Total commercial
Grade:
Pass	$9,524,018	$3,016,277	$12,540,295	$3,799,004	$1,542,460	$17,881,759
Pass-Watch	234,211	52,027	286,238	139,932	7,460	433,630
Special Mention	11,486	6,647	18,133	40,826	356	59,315
Substandard	187,569	18,812	206,381	7,181	815	214,377
Doubtful	—	—	—	—	—	—
Total	$9,957,284	$3,093,763	$13,051,047	$3,986,943	$1,551,091	$18,589,081

	June 30, 2024			December 31, 2023
($ in thousands)	Residential mortgage	Consumer	Total	Residential mortgage	Consumer	Total
Performing	$3,971,918	$1,377,211	$5,349,129	$3,859,935	$1,438,209	$5,298,144
Nonperforming	28,293	9,972	38,265	26,137	8,555	34,692
Total	$4,000,211	$1,387,183	$5,387,394	$3,886,072	$1,446,764	$5,332,836

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

Vintage Analysis

The following tables present credit quality disclosures of amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing at June 30, 2024 and December 31, 2023. The Company defines vintage as the later of origination, renewal or modification date. The gross charge-offs presented in the tables that follow are for the six months ended June 30, 2024 and the year ended December 31, 2023.

	Term Loans							Revolving Loans
June 30, 2024	Amortized Cost Basis by Origination Year						Revolving	Converted to
($ in thousands)	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
Commercial Non-Real Estate:
Pass	$829,743	$1,357,524	$1,498,085	$927,024	$393,960	$1,098,853	$3,074,946	$114,292	$9,294,427
Pass-Watch	2,516	70,201	32,390	28,224	24,170	26,446	65,735	3,894	253,576
Special Mention	10,545	9,528	460	10	19	775	12,558	19,022	52,917
Substandard	21,061	27,065	71,000	25,700	7,598	2,938	71,275	20,202	246,839
Doubtful	—	—	—	—	—	—	—	—	—
Total	$863,865	$1,464,318	$1,601,935	$980,958	$425,747	$1,129,012	$3,224,514	$157,410	$9,847,759
Gross Charge-offs	$1	$4,140	$3,185	$201	$162	$1,792	$5,586	$2,237	$17,304
Commercial Real Estate - Owner Occupied:
Pass	$127,741	$360,670	$671,915	$595,514	$482,610	$708,227	$45,024	$1,445	$2,993,146
Pass-Watch	15,033	2,833	23,790	8,887	5,227	13,293	682	2,071	71,816
Special Mention	—	—	—	708	—	4,605	150	—	5,463
Substandard	—	919	6,223	1,067	1,135	14,196	293	—	23,833
Doubtful	—	—	—	—	—	—	—	—	—
Total	$142,774	$364,422	$701,928	$606,176	$488,972	$740,321	$46,149	$3,516	$3,094,258
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate - Income Producing:
Pass	$139,849	$474,323	$1,007,715	$1,002,586	$615,869	$614,519	$31,329	$1,399	$3,887,589
Pass-Watch	19,989	3,987	11,858	2,914	70,389	11,680	—	—	120,817
Special Mention	—	446	—	—	—	6,220	—	—	6,666
Substandard	1,870	4,086	32,240	—	—	544	—	—	38,740
Doubtful	—	—	—	—	—	—	—	—	—
Total	$161,708	$482,842	$1,051,813	$1,005,500	$686,258	$632,963	$31,329	$1,399	$4,053,812
Gross Charge-offs	$—	$—	$8,819	$—	$—	$—	$—	$—	$8,819
Construction and Land Development:
Pass	$125,166	$453,843	$574,481	$151,676	$35,654	$17,271	$157,839	$2,834	$1,518,764
Pass-Watch	303	1,078	1,983	432	32	257	202	—	4,287
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	251	1,167	3,613	72	239	—	—	5,342
Doubtful	—	—	—	—	—	—	—	—	—
Total	$125,469	$455,172	$577,631	$155,721	$35,758	$17,767	$158,041	$2,834	$1,528,393
Gross Charge-offs	$—	$113	$85	$—	$—	$20	$—	$7	$225
Residential Mortgage:
Performing	$112,301	$420,889	$1,051,549	$921,491	$467,352	$994,793	$3,333	$210	$3,971,918
Nonperforming	—	2,403	4,355	3,247	788	17,500	—	—	28,293
Total	$112,301	$423,292	$1,055,904	$924,738	$468,140	$1,012,293	$3,333	$210	$4,000,211
Gross Charge-offs	$—	$—	$—	$2	$—	$65	$—	$—	$67
Consumer Loans:
Performing	$38,760	$49,970	$47,310	$28,197	$21,997	$59,552	$1,115,136	$16,289	$1,377,211
Nonperforming	57	85	480	788	829	4,449	221	3,063	9,972
Total	$38,817	$50,055	$47,790	$28,985	$22,826	$64,001	$1,115,357	$19,352	$1,387,183
Gross Charge-offs	$4	$901	$1,458	$637	$114	$520	$4,151	$1,117	$8,902

	Term Loans							Revolving Loans
December 31, 2023	Amortized Cost Basis by Origination Year						Revolving	Converted to
($ in thousands)	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
Commercial Non-Real Estate:
Pass	$1,557,202	$1,812,370	$1,106,433	$483,739	$398,626	$923,143	$3,186,189	$56,316	$9,524,018
Pass-Watch	30,360	60,228	20,730	8,245	4,988	9,117	94,252	6,291	234,211
Special Mention	411	6,206	936	27	26	836	2,620	424	11,486
Substandard	48,264	48,178	18,882	8,058	3,079	1,660	54,453	4,995	187,569
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,636,237	$1,926,982	$1,146,981	$500,069	$406,719	$934,756	$3,337,514	$68,026	$9,957,284
Gross Charge-offs	$7,885	$1,179	$1,484	$27,000	$81	$1,750	$11,971	$8,480	$59,830
Commercial Real Estate - Owner Occupied:
Pass	$374,466	$689,626	$620,272	$501,054	$284,032	$493,707	$40,533	$12,587	$3,016,277
Pass-Watch	2,574	9,587	9,654	3,451	8,791	17,581	389	—	52,027
Special Mention	837	—	617	—	110	5,083	—	—	6,647
Substandard	2,322	4,956	967	1,295	584	7,374	1,314	—	18,812
Doubtful	—	—	—	—	—	—	—	—	—
Total	$380,199	$704,169	$631,510	$505,800	$293,517	$523,745	$42,236	$12,587	$3,093,763
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate - Income Producing:
Pass	$456,334	$953,501	$966,402	$618,003	$323,344	$367,010	$65,486	$48,924	$3,799,004
Pass-Watch	9,469	3,064	3,886	75,182	23,827	22,504	2,000	—	139,932
Special Mention	156	32,255	—	354	—	8,061	—	—	40,826
Substandard	4,086	1,921	286	—	122	766	—	—	7,181
Doubtful	—	—	—	—	—	—	—	—	—
Total	$470,045	$990,741	$970,574	$693,539	$347,293	$398,341	$67,486	$48,924	$3,986,943
Gross Charge-offs	$73	$—	$—	$—	$—	$—	$—	$—	$73
Construction and Land Development:
Pass	$388,453	$676,687	$248,036	$62,086	$6,008	$18,834	$139,587	$2,769	$1,542,460
Pass-Watch	3,067	2,820	827	83	128	323	212	—	7,460
Special Mention	294	—	—	—	62	—	—	—	356
Substandard	—	87	96	49	9	279	295	—	815
Doubtful	—	—	—	—	—	—	—	—	—
Total	$391,814	$679,594	$248,959	$62,218	$6,207	$19,436	$140,094	$2,769	$1,551,091
Gross Charge-offs	$—	$7	$54	$—	$—	$11	$—	$—	$72
Residential Mortgage:
Performing	$439,024	$910,361	$950,400	$489,262	$176,041	$891,232	$3,615	$—	$3,859,935
Nonperforming	561	2,233	3,260	730	2,366	16,987	—	—	26,137
Total	$439,585	$912,594	$953,660	$489,992	$178,407	$908,219	$3,615	$—	$3,886,072
Gross Charge-offs	$—	$—	$—	$—	$—	$55	$—	$—	$55
Consumer Loans:
Performing	$75,615	$59,454	$36,693	$28,076	$31,802	$39,150	$1,144,401	$23,018	$1,438,209
Nonperforming	176	237	245	438	445	2,528	369	4,117	8,555
Total	$75,791	$59,691	$36,938	$28,514	$32,247	$41,678	$1,144,770	$27,135	$1,446,764
Gross Charge-offs	$567	$2,388	$1,473	$215	$573	$824	$7,735	$1,618	$15,393
Residential Mortgage Loans in Process of Foreclosure

Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. Included in loans at June 30, 2024 and December 31, 2023 were $5.2 million and $7.1 million, respectively, of consumer loans secured by single family residential real estate that were in process of foreclosure. In addition to the single family residential real estate loans in process of foreclosure, the Company also held foreclosed single family residential properties in other real estate owned totaling $1.6 million at June 30, 2024 and December 31, 2023.

Loans Held for Sale

Loans held for sale totaled $27.4 million and $26.1 million at June 30, 2024 and December 31, 2023, respectively. Loans held for sale is composed primarily of residential mortgage loans originated for sale in the secondary market. At June 30, 2024, residential mortgage loans carried at the fair value option totaled $26.1 million with an unpaid principal balance of $25.4 million. At December 31, 2023, residential mortgage loans carried at the fair value option totaled $13.3 million with an unpaid principal balance of $12.9 million. All other loans held for sale are carried at the lower of cost or market.
4. Investments in Low Income Housing Tax Credit Entities

The Company invests in certain affordable housing project limited partnerships that are qualified low-income housing tax credit developments. These investments are considered variable interest entities for which the Company is not the primary beneficiary and, therefore, are not consolidated. These partnerships generate low-income tax credits that are earned over a 10-year period, beginning with the year the rental activity begins. The Company has elected to use the practical expedient method of amortization, which approximates the proportional amortization method, whereby the investment cost is amortized in proportion to the allocated tax credits over the 10 year tax credit period. Additionally, the Company recognizes deferred taxes on the basis difference of the tax equity investment to reflect the financial impact of other tax benefits (e.g., tax operating losses) not included in the practical expedient amortization. The tax credits, when realized, are reflected in the consolidated statements of income as a reduction of income tax expense. The Company’s investments in affordable housing limited partnerships totaled $37.9 million and $37.8 million at June 30, 2024 and December 31, 2023, respectively, with a carry balance net of accumulated amortization included in the other assets line item on our Consolidated Balance Sheets totaling $27.7 million and $29.6 million, respectively, for those same periods. The net impact of the low-income housing tax credit program was not material to our Consolidated Statements of Income or Cash Flows for the three and six months ended June 30, 2024 and 2023.

5. Short-term Borrowings

Short-term borrowings include Federal Home Loan Bank (FHLB) advances totaling $650.0 million and $700.0 million at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024, the FHLB advances outstanding was comprised of two fixed-rate facilities with a weighted average interest of 5.50% that both matured on July 1, 2024. The FHLB advances outstanding at December 31, 2023 included one fixed rate advance with an interest rate of 5.58% that matured on January 2, 2024. As these short-term advances mature, they are generally paid off and replaced with new short-term FHLB advances, if warranted, depending on funding needs.

Also included in short-term borrowings are securities sold under agreements to repurchase that mature daily and are secured by U.S. agency securities totaling $563.6 million and $454.5 million at June 30, 2024 and December 31, 2023, respectively. The Company borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury management services offered to its deposit customers. As the Company maintains effective control over assets sold under agreements to repurchase, the securities continue to be carried on the consolidated statements of financial condition. Because the Company acts as borrower transferring assets to the counterparty, and the agreements mature daily, the Company’s risk is limited.

The remaining balances in short-term borrowings for both periods are federal funds purchased, which are unsecured borrowings from other banks, generally on an overnight basis.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional or contractual amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at June 30, 2024 and December 31, 2023.

		June 30, 2024			December 31, 2023
			Derivative (1)			Derivative (1)
($ in thousands)	Type of Hedge	Notional or contractual amount	Assets	Liabilities	Notional or contractual amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate loans	Cash Flow	$1,550,000	$—	$87,027	$1,550,000	$—	$73,611
Interest rate swaps - securities	Fair Value	477,500	34,289	—	477,500	22,819	—
Total derivatives designated as hedging instruments		$2,027,500	$34,289	$87,027	$2,027,500	$22,819	$73,611
Derivatives not designated as hedging instruments:
Interest rate swaps	N/A	$4,995,388	$135,554	$135,687	$5,128,144	$131,271	$129,994
Risk participation agreements	N/A	357,704	10	4	364,906	34	18
Interest rate-lock commitments on residential mortgage loans	N/A	43,937	736	—	13,355	—	286
Forward commitments to sell residential mortgage loans	N/A	30,600	—	570	18,563	372	—
To Be Announced (TBA) securities	N/A	28,000	110	9	13,500	—	47
Foreign exchange forward contracts	N/A	129,208	641	592	83,134	1,864	1,840
Visa Class B derivative contract	N/A	42,617	—	2,553	42,617	—	1,342
Total derivatives not designated as hedging instruments		$5,627,454	$137,051	$139,415	$5,664,219	$133,541	$133,527
Total derivatives		$7,654,954	$171,340	$226,442	$7,691,719	$156,360	$207,138
Less: netting adjustment (2)			(80,340)	—		(65,648)	—
Total derivative assets/liabilities			$91,000	$226,442		$90,712	$207,138

(1)
Derivative assets and liabilities are reported in other assets and other liabilities, respectively, in the consolidated balance sheets.
(2)
Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty. See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans. For each agreement, the Company receives interest at a fixed rate and pays at a variable rate. The Company terminated six swap agreements during the six months ended June 30, 2023 and paid cash of approximately $2.9 million. The net cash paid for these transactions was recorded as accumulated other comprehensive income/loss and is being amortized into earnings through the original maturity dates of the respective contracts. There were no terminations of interest rate swap agreements designated as cash flow hedges during the six months ended June 30, 2024. The notional amounts of the swap agreements in place at June 30, 2024 expire as follows: $50 million in 2025; $475 million in 2026; $925 million in 2027; and $100 million in 2028.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps on securities available for sale

The Company is party to forward-starting fixed payer swaps that convert the latter portion of the term of certain available for sale securities to a floating rate. These derivative instruments are designated as fair value hedges of interest rate risk. This strategy provides the Company with a fixed rate coupon during the front-end unhedged tenor of the bonds and results in a floating rate security during the back-end hedged tenor. At June 30, 2024, these single layer instruments have hedge start dates between January 2025 and July 2026, and maturity dates from December 2027 through March 2031. The fair value of the hedged item attributable to interest rate risk is presented in interest income along with the change in the fair value of the hedging instrument.

The hedged available for sale securities are part of closed portfolios of pre-payable commercial mortgage backed securities. In accordance with ASC 815, prepayment risk may be excluded when measuring the change in fair value of such hedged items attributable to interest rate risk under the portfolio layer method (formerly referred to as last-of-layer). At June 30, 2024, the amortized cost basis of the closed portfolio of pre-payable commercial mortgage backed securities totaled $514.3 million, excluding any basis adjustment. The amount that represents the hedged items was $443.1 million and the basis adjustment associated with the hedged items was a loss totaling $34.4 million.

The Company terminated three fair value swap agreements during the six months ended June 30, 2023 and received cash of approximately $16.6 million. At the time of termination, the value of the swap was recorded as an adjustment to the book value of the underlying security, thereby changing its current book yield and extending its duration, if held, or impacting the net gain or loss, if sold. There were no fair value swap agreements terminated during the six months ended June 30, 2024.

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

During the second quarter of 2024, Visa allowed Class B holders to convert some but not all of their Class B shares to Class A shares. As a result of this conversion event, the Bank and its counterparty agreed to modify the transaction agreement to reflect the partial exchange. The conversion plan approved by Visa requires a minimum of 12 months before another exchange event and thus extends the expected time for a full resolution of the matter.

The contract includes a contingent accelerated termination clause based on the credit ratings of the Company. At June 30, 2024 and December 31, 2023, the fair value of the liability associated with this contract was $2.6 million and $1.3 million, respectively. Refer to Note 14 – Fair Value Measurements for discussion of the valuation inputs and process for this derivative liability.

Effect of Derivative Instruments on the Statements of Income

The effects of derivative instruments on the Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023 are presented in the table below.

		Three Months Ended		Six Months Ended
($ in thousands)		June 30,		June 30,
Derivative Instruments:	Location of Gain (Loss) Recognized in the Statements of Income:	2024	2023	2024	2023
Cash flow hedges:
Variable rate loans	Interest income - loans	$(12,913)	$(9,492)	$(25,471)	$(17,493)
Fair value hedges:
Securities	Interest income - securities - taxable	3,114	3,013	6,222	5,763
Derivatives not designated as hedging:
Residential mortgage banking	Noninterest income - secondary mortgage market operations	267	17	552	501
Customer and all other instruments	Noninterest income - other noninterest income	(1,060)	584	(3,862)	1,167
Total loss		$(10,592)	$(5,878)	$(22,559)	$(10,062)

Credit Risk-Related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as a downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. At June 30, 2024, the Company was not in violation of any such provisions. The aggregate fair value of derivative instruments with credit risk-related contingent features that were in a net liability position at June 30, 2024 and December 31, 2023 was $72.9 million and $65.6 million, respectively, for which the Company had posted collateral of $72.5 million and $66.0 million, respectively.

Offsetting Assets and Liabilities

The Bank’s derivative instruments with certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero. Agreements with certain bilateral counterparties require both parties to maintain collateral in the event that the fair values of derivative instruments exceed established exposure thresholds. For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses. Offsetting information in regards to all derivative assets and liabilities, including accrued interest, subject to these master netting agreements at June 30, 2024 and December 31, 2023 is presented in the following tables.

($ in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts Recognized	Offset in the Statement of Financial Condition	Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
As of June 30, 2024
Derivative Assets	$174,248	$(82,601)	$91,647	$91,647	$—	$—
Derivative Liabilities	$93,407	$—	$93,407	$91,647	$98,268	$(96,508)

($ in thousands)		Gross Amounts	Net Amounts	Gross Amounts Not Offset in the Statement of Financial Condition
Description	Gross Amounts Recognized	Offset in the Statement of Financial Condition	Presented in the Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
As of December 31, 2023
Derivative Assets	$152,740	$(68,282)	$84,458	$84,458	$—	$—
Derivative Liabilities	$87,567	$—	$87,567	$84,458	$96,176	$(93,067)

The Company has excess posted collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

7. Stockholders’ Equity

Common Shares Outstanding

Common shares outstanding excludes treasury shares totaling 6.3 million at both June 30, 2024 and December 31, 2023, with a first-in-first-out cost basis of $241.9 million and $236.7 million at June 30, 2024 and December 31, 2023, respectively. Shares outstanding also excludes unvested restricted share awards totaling $0.3 million at both June 30, 2024 and December 31, 2023.

Stock Buyback Program

On January 26, 2023, the Company’s board of directors approved a stock buyback program whereby the Company is authorized to repurchase up to approximately 4.3 million shares of its outstanding common stock through the program’s expiration date of December 31, 2024. The program allows the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions from time to time, depending on market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The Company is not obligated to purchase any shares under this program, and the board of directors has the ability to terminate or amend the program at any time prior to the expiration date. Under this program, the Company has repurchased 312,993 shares of its common stock at an average cost of $46.72 per share, inclusive of commissions, all of which were repurchased during the second quarter of 2024.

Accumulated Other Comprehensive Income (Loss)

A roll-forward of the components of Accumulated Other Comprehensive Income (Loss) is presented in the table that follows:

($ in thousands)	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Cash Flow Hedges	Equity Method Investment	Total
Balance, December 31, 2023	$(450,748)	$(9,385)	$(103,061)	$(58,306)	$373	$(621,127)
Net change in unrealized loss	(59,111)	—	—	(38,696)	(344)	(98,151)
Reclassification of net loss realized and included in earnings	—	—	2,254	25,471	—	27,725
Valuation adjustments to employee benefit plans	—	—	22,014	—	—	22,014
Amortization of unrealized net loss on securities transferred to HTM	—	818	—	—	—	818
Income tax (expense) benefit	13,450	(184)	(5,453)	2,972	—	10,785
Balance, June 30, 2024	$(496,409)	$(8,751)	$(84,246)	$(68,559)	$29	$(657,936)
Balance, December 31, 2022	$(584,408)	$(10,734)	$(97,952)	$(79,093)	$5	$(772,182)
Net change in unrealized gain (loss)	17,678	—	—	(20,943)	706	(2,559)
Reclassification of net loss realized and included in earnings	—	—	3,272	17,493	—	20,765
Valuation adjustments to employee benefit plans	—	—	(7,521)	—	—	(7,521)
Amortization of unrealized net loss on securities transferred to HTM	—	922	—	—	—	922
Income tax (expense) benefit	(3,737)	(207)	956	777	—	(2,211)
Balance, June 30, 2023	$(570,467)	$(10,019)	$(101,245)	$(81,766)	$711	$(762,786)

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

The following table shows the line items in the consolidated statements of income affected by amounts reclassified from AOCI.

	Six Months Ended
Amount reclassified from AOCI (a)	June 30,		Affected line item on
($ in thousands)	2024	2023	the statement of income
Amortization of unrealized net loss on securities transferred to HTM	$(818)	$(922)	Interest income
Tax effect	184	207	Income taxes
Net of tax	(634)	(715)	Net income
Amortization of defined benefit pension and post-retirement items	(2,254)	(3,272)	Other noninterest expense (b)
Tax effect	506	736	Income taxes
Net of tax	(1,748)	(2,536)	Net income
Reclassification of unrealized loss on cash flow hedges	(25,281)	(21,994)	Interest income
Tax effect	5,681	4,953	Income taxes
Net of tax	(19,600)	(17,041)	Net income
Amortization of gain (loss) on terminated cash flow hedges	(190)	4,501	Interest income
Tax effect	43	(1,014)	Income taxes
Net of tax	(147)	3,487	Net income
Total reclassifications, net of tax	$(22,129)	$(16,805)	Net income

(a)
Amounts in parentheses indicate reduction in net income.
(b)
These AOCI components are included in the computation of net periodic pension and post-retirement cost that is reported with other noninterest expense (see Note 11 – Retirement Plans for additional details).

8. Other Noninterest Income

Components of other noninterest income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2024	2023	2024	2023
Income from bank-owned life insurance	$3,760	$3,364	$7,989	$6,650
Credit related fees	3,130	3,231	6,261	5,996
Income (loss) from customer and other derivatives	(1,060)	584	(3,862)	1,167
Net gains on sales of premises, equipment and other assets	1,043	606	3,822	1,013
Other miscellaneous	6,391	5,034	12,232	9,211
Total other noninterest income	$13,264	$12,819	$26,442	$24,037

9. Other Noninterest Expense

Components of other noninterest expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2024	2023	2024	2023
Corporate value and franchise taxes and other non-income taxes	$5,086	$5,241	$10,157	$10,494
Advertising	3,271	3,476	6,178	6,732
Telecommunications and postage	2,289	2,712	4,702	5,783
Entertainment and contributions	2,685	2,582	5,863	5,213
Tax credit investment amortization	1,555	1,402	3,109	2,803
Printing and supplies	1,072	1,149	1,954	2,139
Travel expense	1,596	1,651	2,699	2,697
Net other retirement expense	(4,507)	(3,312)	(9,331)	(6,967)
Other miscellaneous	8,646	7,008	16,270	15,132
Total other noninterest expense	$21,693	$21,909	$41,601	$44,026

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

A summary of the information used in the computation of earnings per common share follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net income to common shareholders	$114,557	$117,794	$223,169	$244,261
Net income allocated to participating securities - basic and diluted	810	1,224	1,594	2,582
Net income allocated to common shareholders - basic and diluted	$113,747	$116,570	$221,575	$241,679
Denominator:
Weighted-average common shares - basic	86,510	86,096	$86,515	$86,057
Dilutive potential common shares	255	274	253	293
Weighted-average common shares - diluted	86,765	86,370	$86,768	$86,350
Earnings per common share:
Basic	$1.31	$1.35	$2.56	$2.81
Diluted	$1.31	$1.35	$2.55	$2.80

Potential common shares consist of stock options, nonvested performance-based awards, nonvested restricted stock units, and restricted share awards deferred under the Company’s nonqualified deferred compensation plan. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be antidilutive, i.e., increase earnings per share or reduce a loss per share. Potential common shares with weighted averages totaling 26,358 and 37,481 for the three and six months ended June 30, 2024, respectively, and 239,889 and 111,062 for the three and six months ended June 30, 2023, respectively, did not enter the calculation of diluted earnings per share as the impact would have been anti-dilutive.

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

The following tables show the components of net periodic benefit cost included in expense for the periods indicated.

	Three Months Ended June 30,
	Pension Benefits		Other Post-Retirement Benefits
(in thousands)	2024	2023	2024	2023
Service cost	$1,927	$1,979	$9	$10
Interest cost	6,010	5,963	154	149
Expected return on plan assets	(11,906)	(11,178)	—	—
Amortization of net (gain) or loss and prior service costs	1,420	1,911	(185)	(158)
Net periodic benefit cost	$(2,549)	$(1,325)	$(22)	$1

	Six Months Ended June 30,
	Pension Benefits		Other Post-Retirement Benefits
($ in thousands)	2024	2023	2024	2023
Service cost	$3,906	$3,959	$18	$(21)
Interest cost	11,930	11,751	308	365
Expected return on plan assets	(23,823)	(22,356)	—	—
Amortization of net (gain) or loss and prior service costs	2,624	3,681	(370)	(409)
Net periodic benefit cost	$(5,363)	$(2,965)	$(44)	$(65)

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

The Company’s restricted and performance-based share awards to certain employees and directors are subject to service requirements. A summary of the status of the Company’s nonvested restricted stock units and restricted and performance-based share awards at June 30, 2024 are presented in the following table.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2024	1,457,401	$44.65
Granted	782,839	42.25
Vested	(490,990)	41.10
Forfeited	(84,855)	43.05
Nonvested at June 30, 2024	1,664,395	$44.65

At June 30, 2024, there was $59.0 million of total unrecognized compensation expense related to nonvested restricted and performance share awards and units expected to vest in the future. This compensation is expected to be recognized in expense over a weighted average period of 3.2 years. The total fair value of shares that vested during the six months ended June 30, 2024 was $17.9 million.

During the six months ended June 30, 2024, the Company granted 544,189 restricted stock units (RSUs) to certain eligible employees. Unlike restricted share awards (RSAs), the holders of unvested restricted stock units have no rights as a shareholder of the Company, including voting or dividend rights. The Company has elected to award dividend equivalents on each restricted stock unit not deferred under the Company's nonqualified deferred compensation plan. Such dividend equivalents are forfeited should the employee terminate employment prior to the vesting of the RSU.

During the six months ended June 30, 2024, the Company granted 47,734 performance share awards subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $43.23 per share and 47,734 performance share awards subject to an adjusted earnings per share performance metric with a grant date fair value of $36.25 per share to key members of executive management. The number of performance shares subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 49 regional banks. The fair value of the performance shares subject to TSR at the grant date was determined using a Monte Carlo simulation method. The number of performance shares subject to adjusted earnings per share that ultimately vest will be based on the Company’s attainment of certain adjusted earnings per share goals over the two-year performance period. The maximum number of performance shares that could vest is 200% of the target award. Compensation expense for these performance shares is recognized on a straight line basis over the three-year service period.

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

The contractual amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. The Company had a reserve for unfunded lending commitments of $26.1 million and $28.9 million at June 30, 2024 and December 31, 2023, respectively.

The following table presents a summary of the Company’s off-balance sheet financial instruments as of June 30, 2024 and December 31, 2023:

	June 30,	December 31,
($ in thousands)	2024	2023
Commitments to extend credit	$9,083,730	$9,852,367
Letters of credit	461,403	481,910

Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business. Management does not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on the consolidated financial position or liquidity of the Company.

Federal Deposit Insurance Corporation (FDIC) Special Assessment

In November 2023, the FDIC approved a final rule to implement a special deposit insurance assessment to recover losses to the Deposit Insurance Fund (DIF) arising from the full protection of uninsured depositors under the systemic risk exception following the receiverships of Silicon Valley Bank and Signature Bank in the spring of 2023. In the fourth quarter of 2023, the Company recorded a pre-tax special assessment expense totaling $26.1 million based on the November 2023 final rule. In 2024, the FDIC provided notice that the estimated losses attributable to the protection of uninsured depositors at Silicon Valley Bank and Signature Bank had increased and the Company increased the loss accrual to $30.7 million.

The loss estimates resulting from the failures of these institutions may be subject to further change pending the projected and actual outcome of loss share agreements, joint ventures, and outstanding litigation. The exact amount of losses incurred will not be determined until the FDIC terminates the receiverships; therefore, the Company's exact exposure for FDIC special assessment remains unknown.

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present for each of the fair value hierarchy levels the Company’s financial assets and liabilities that are measured at fair value on a recurring basis on the consolidated balance sheets at June 30, 2024 and December 31, 2023:

	June 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$134,921	$—	$134,921
Municipal obligations	—	196,472	—	196,472
Corporate debt securities	—	20,735	—	20,735
Residential mortgage-backed securities	—	2,059,132	—	2,059,132
Commercial mortgage-backed securities	—	2,514,600	—	2,514,600
Collateralized mortgage obligations	—	39,354	—	39,354
Total available for sale securities	—	4,965,214	—	4,965,214
Mortgage loans held for sale	—	26,051	—	26,051
Derivative assets (1)	—	91,000	—	91,000
Total recurring fair value measurements - assets	$—	$5,082,265	$—	$5,082,265
Liabilities
Derivative liabilities (1)	$—	$223,889	$2,553	$226,442
Total recurring fair value measurements - liabilities	$—	$223,889	$2,553	$226,442

	December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$97,808	$—	$97,808
Municipal obligations	—	201,412	—	201,412
Corporate debt securities	—	20,352	—	20,352
Residential mortgage-backed securities	—	2,113,866	—	2,113,866
Commercial mortgage-backed securities	—	2,437,472	—	2,437,472
Collateralized mortgage obligations	—	44,285	—	44,285
Total available for sale securities	—	4,915,195	—	4,915,195
Mortgage loans held for sale	—	13,269	—	13,269
Derivative assets (1)	—	90,712	—	90,712
Total recurring fair value measurements - assets	$—	$5,019,176	$—	$5,019,176
Liabilities
Derivative liabilities (1)	$—	$205,796	$1,342	$207,138
Total recurring fair value measurements - liabilities	$—	$205,796	$1,342	$207,138

(1) For further disaggregation of derivative assets and liabilities, see Note 6 - Derivatives.

Securities classified as level 2 include obligations of U.S. Government agencies and U.S. Government-sponsored agencies, including U.S. Treasury securities, residential and commercial mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies, and state and municipal bonds. The level 2 fair value measurements for investment securities are obtained quarterly from a third-party pricing service that uses industry-standard pricing models. Substantially all of the model inputs are observable in the marketplace or can be supported by observable data.

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

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements

The table below presents a rollforward of the amounts on the consolidated balance sheets for the six months ended June 30, 2024 and the year ended December 31, 2023 for financial instruments of a material nature that are classified within level 3 of the fair value hierarchy and are measured at fair value on a recurring basis:

($ in thousands)
Balance at December 31, 2022	$1,883
Cash settlement	(2,547)
Losses included in earnings	2,006
Balance at December 31, 2023	1,342
Cash settlement	(859)
Losses included in earnings	2,070
Balance at June 30, 2024	$2,553

The table below provides an overview of the valuation techniques and significant unobservable inputs used in those techniques to measure the financial instrument measured on a recurring basis and classified within level 3 of the valuation. The range of sensitivities that management utilized in its fair value calculations is deemed acceptable in the industry with respect to the identified financial instrument. The assumptions reflected in the table below for June 30, 2024 were updated in consideration of the recent exchange offer from Visa.

($ in thousands)
Fair Value
Level 3 Class	June 30, 2024	December 31, 2023
Derivative liability	$2,553	$1,342
Valuation technique	Discounted cash flow	Discounted cash flow
Unobservable inputs:
Visa Class A appreciation - range	6-12%	6-12%
Visa Class A appreciation - weighted average	9%	9%
Conversion rate - range	1.60x-1.59x	1.60x-1.59x
Conversion rate -weighted average	1.5950x	1.5950x
Time until resolution	40-50 months	3-9 months

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

	June 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent loans individually evaluated for credit loss	$—	$40,099	$—	$40,099
Other real estate owned and foreclosed assets, net	—	—	2,114	2,114
Total nonrecurring fair value measurements	$—	$40,099	$2,114	$42,213

	December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent loans individually evaluated for credit loss	$—	$15,882	$—	$15,882
Other real estate owned and foreclosed assets, net	—	—	3,628	3,628
Total nonrecurring fair value measurements	$—	$15,882	$3,628	$19,510

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

Securities – The fair value measurement for securities available for sale is discussed earlier in this note. The same measurement techniques were applied to the valuation of securities held to maturity.

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

Short-Term FHLB Borrowings – At June 30, 2024, short-term FHLB borrowings consisted of two short-term fixed rate borrowings (less than 15 days outstanding). At December 31, 2023, short-term FHLB borrowings consisted of one short-term fixed rate borrowing (five calendar days outstanding). Given the short duration of the instruments, the carrying amount is a reasonable estimate of fair value.

Long-Term Debt – The fair value is estimated by discounting the future contractual cash flows using current market rates at which debt with similar terms could be obtained.

Derivative Financial Instruments – The fair value measurement for derivative financial instruments is described earlier in this note.

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amounts.

	June 30, 2024
				Total Fair	Carrying
($ in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$1,082,437	$—	$—	$1,082,437	$1,082,437
Available for sale securities	—	4,965,214	—	4,965,214	4,965,214
Held to maturity securities	—	2,347,957	—	2,347,957	2,570,622
Loans, net	—	40,099	23,020,822	23,060,921	23,595,468
Loans held for sale	—	27,354	—	27,354	27,354
Derivative financial instruments	—	91,000	—	91,000	91,000
Financial liabilities:
Deposits	$—	$—	$29,185,869	$29,185,869	$29,200,718
Federal funds purchased	150,350	—	—	150,350	150,350
Securities sold under agreements to repurchase	563,609	—	—	563,609	563,609
FHLB short-term borrowings	650,000	—	—	650,000	650,000
Long-term debt	—	192,949	—	192,949	236,393
Derivative financial instruments	—	223,889	2,553	226,442	226,442

	December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Carrying Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$1,188,284	$—	$—	$1,188,284	$1,188,284
Available for sale securities	—	4,915,195	—	4,915,195	4,915,195
Held to maturity securities	—	2,485,918	—	2,485,918	2,684,779
Loans, net	—	15,882	23,170,377	23,186,259	23,614,010
Loans held for sale	—	26,124	—	26,124	26,124
Derivative financial instruments	—	90,712	—	90,712	90,712
Financial liabilities:
Deposits	$—	$—	$29,679,228	$29,679,228	$29,690,059
Federal funds purchased	350	—	—	350	350
Securities sold under agreements to repurchase	454,479	—	—	454,479	454,479
FHLB short-term borrowings	700,000	—	—	700,000	700,000
Long-term debt	—	196,182	—	196,182	236,317
Derivative financial instruments	—	205,796	1,342	207,138	207,138

15. Recent Accounting Pronouncements

Accounting Standards Adopted During the Six Months Ended June 30, 2024

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

Accounting Standards Issued But Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” to improve the disclosures about a public entity’s reportable segments and to enable investors to develop more decision-useful financial analyses. The amendments in this update (1) require that a public entity disclose, on an annual and interim basis significant segment expenses that are regularly provided to the chief operating decision maker (CODM) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”); (2) require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition; (3) require that a public entity provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods; (4) clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit; (5) require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources; and (6) require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in this update and all existing segment disclosures in Topic 280. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. A public entity should apply the amendments in this update retrospectively to all prior periods presented in the financial statements. The Company is currently assessing the provisions of this guidance. As the update contains only amendments to disclosure requirements, adoption will have no impact to the Company’s operating results or financial condition.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The objective of this discussion and analysis is to provide material information relevant to the assessment of the financial condition and results of operations of Hancock Whitney Corporation and its subsidiaries during the six months ended June 30, 2024 and selected comparable prior periods, including an evaluation of the amounts and certainty of cash flows from operations and outside sources. This discussion and analysis is intended to highlight and supplement financial and operating data and information presented elsewhere in this report, including the consolidated financial statements and related notes. The discussion contains forward-looking statements within the meaning and protections of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q and in other reports or documents that we file from time to time with the SEC include, but are not limited to, the following:

•
general economic and business conditions in our local markets, including conditions affecting employment levels, interest rates, inflation, the threat of recession, volatile equity capital markets, property and casualty insurance costs, collateral values, customer income, creditworthiness and confidence, spending and savings that may affect customer bankruptcies, defaults, charge-offs and deposit activity; and the impact of the foregoing on customer behavior (including the velocity and levels of deposit withdrawals and loan repayment);
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
•
credit quality trends;
•
changes in interest rates, including actions taken by the Federal Reserve Board and the impact of prolonged elevated interest rates on our financial projections, models and guidance;
•
net interest margin trends, including the impact of ongoing elevated interest rates;
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
•
the effects of war or other conflicts, acts of terrorism, climate change, natural disasters such as hurricanes, freezes, flooding, man-made disasters, such as oil spills in the Gulf of Mexico, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions, and/or increase costs, including, but not limited to, property and casualty and other insurance costs;
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

Current Economic Environment

Persistent inflation and the Federal Reserve's response to such remain in the forefront of the economic landscape. Thus far, the Federal Reserve has been successful in tempering inflation without precipitating a recession. Headline and core (excluding food and energy) inflation have receded considerably below the 40-year highs experienced in 2022, although at 3% and 3.3%, respectively, in June 2024, both remain above the Federal Reserve's target rate of 2%. Second quarter 2024 gross domestic product (GDP) was 2.8% on an annual basis. The labor market remains strong, but has softened, with the unemployment rate at 4.1% in June 2024, up from 3.8% in March 2024 and 3.6% a year earlier. Amid continued strong economic indicators and sustained disparity between the core inflation rate and the Federal Reserve's target rate, the Federal Reserve's benchmark interest rates has remained elevated for longer than originally anticipated. The Federal Reserve signaled in its July 2024 meeting that they will be attentive to both sides of their dual mandate of maximum employment and stable prices, leaving the door open for rate cuts as early as September 2024, depending on continued progress with economic indicators. While the continued strong pace of consumer spending and the strength of the labor market may help prevent or reduce the severity of a potential recession, the prolonged period of elevated interest rates and uncertainty surrounding the Federal Reserve's future actions with respect to monetary policy may adversely affect capital markets and could result in below-trend economic growth. Economic trends may be further influenced by factors outside of inflation, such continued pressure on the commercial real estate sector, uncertainty surrounding the upcoming U.S. presidential election, and ongoing geopolitical conflict.

Within the financial services industry, institutions continue to grapple with both macroeconomic and industry-specific headwinds. The elevated interest rate environment and heightened competition for deposits has fostered a continued shift within deposit composition toward higher cost products, although the pace of movement has continued to slow, allowing deposit costs to stabilize. The interest rate environment has also steadily affected the affordability of credit to consumers and businesses, moderating loan demand. At the same time, economic uncertainty and industry turmoil have prompted financial institutions to tighten credit standards. Many financial institutions, including ours, have also experienced some degree of deterioration in credit quality metrics from the mostly-benign credit environment experienced during the last three years.

Within our markets, loan growth remains tempered in response to heightened interest rates and increased insurance costs. Further, we continue to focus on full-service relationships. However, interest rates on new, renewed and repricing variable rate loans continue to result in higher yields on earning assets and, coupled with stabilization in funding costs, has contributed to net interest margin expansion.

Economic Outlook

We utilize economic forecasts produced by Moody’s that provide various scenarios to assist in the development of our economic outlook. This outlook discussion utilizes the June 2024 Moody’s forecasts, the most current available at the time of our computation of the June 30, 2024 allowance for credit losses. The forecasts are anchored on a baseline forecast scenario, which Moody’s defines as the “most likely outcome” of where the economy is headed based on current conditions. Several upside and downside scenarios are produced that are derived from the baseline scenario that display varying depictions of economic performance as compared to the baseline.

Management applied a weighting of 40% to the baseline and 60% to the mild recessionary S-2 scenario in the computation of the allowance for credit losses at June 30, 2024, consistent with the scenarios and respective weighting used at March 31, 2024. Our overall credit loss outlook has not changed significantly, and we continue to believe a mild recession is reasonably possible due to uncertainty in current economic conditions.

The baseline scenario continues to incorporate the belief that the Federal Reserve will accomplish its goal of bringing inflation to or below its target without precipitating a recession. Key assumptions within the June 2024 baseline forecast include the following: (1) the Federal Funds rate has reached its terminal value in the rate hiking cycle, with rate cuts of 25 basis points in September and December 2024, with subsequent rate cuts occurring until the benchmark rate reaches 3% in 2027; (2) while there has been softening in the labor market, the economy is at full-employment, and the unemployment rate will remain near its current level of 4% in the coming years; (3) GDP will display modest annual growth of 2.4% in 2024, 1.8% in 2025, and 1.9% in 2026; and (4) the 10-year U.S. Treasury yield will average 4.5% in the second quarter of 2024, and will approach its equilibrium level of 4% in 2025 and remain near this level through the end of the decade.

The S-2 scenario presents a downside alternative to the baseline. Compared to baseline, the S-2 scenario assumes that elevated interest rates weaken credit-sensitive spending more than anticipated, geopolitical conflict will create longer and farther-reaching disturbance, and continued disruption in the financial services industry will lead to additional tightening of credit standards. Further, the scenario assumes the unemployment rate will increase considerably to 4.6% in 2024 and 6.4% in 2025 before improving to 4.4% in 2026 and 4.0% in 2027. As the economy weakens, the Federal Reserve commences rate cuts in the third quarter of 2024, deeper than those assumed in the baseline. As a result of these pressures, the U.S. falls into a mild recession beginning in the third quarter of 2024 that lasts for three quarters, with the stock market contracting 22% and a peak-to-trough decline in GDP of 1%.

The credit loss outlook for our portfolio as a whole has not changed materially since March 31, 2024. We continue to closely monitor our portfolio for customers that are sensitive to prolonged inflation, the elevated interest rate environment and/or other economic circumstances that may impact credit quality. We expect end-of-period loan balances at December 31, 2024 to be flat or slightly down from the previous year end, reflecting our disciplined loan pricing, the potential for economic slowdown and a focus on lending to resilient borrowers with whom we have a full service relationship.

There are a number of uncertainties in the current economic outlook, including the Federal Reserve's actions with respect to monetary policy. The full extent of the impact of these factors, among others, is uncertain and may have a negative impact on the U.S. economy, including the possibility of an economic recession in the near or mid-term.

Highlights of the Second Quarter 2024

We reported net income for the second quarter of 2024 of $114.6 million, or $1.31 per diluted common share, compared to $108.6 million, or $1.24 per diluted common share, in the first quarter of 2024 and $117.8 million, or $1.35 per diluted common share, in the second quarter of 2023. The first quarter of 2024 includes a charge of $3.8 million, or $0.04 per diluted share after-tax, supplemental disclosure item attributable to a revision of the FDIC special assessment recorded in the prior quarter. There were no supplemental disclosure items in the second quarters of 2024 or 2023.

Second quarter 2024 results compared to first quarter 2024:

•
Net income of $114.6 million, or $1.31 per diluted share, up $6.0 million, or $0.07 per diluted share
•
Adjusted pre-provision net revenue, a non-GAAP measure, totaled $156.4 million, up $3.5 million, or 2%
•
Period-end loans totaled $23.9 billion, down $59.3 million, or less than 1%
•
Criticized commercial loans and nonaccrual loans continued to normalize from historically low levels; annualized net charge-offs declined to 0.12% compared to 0.15%
•
Period-end deposits totaled $29.2 billion, down $575 million, or 2%
•
Net interest margin of 3.37%, up 5 basis points (bps) from 3.32%
•
Common equity tier 1 ratio of 13.25%, up 60 bps, and tangible common equity ratio of 8.77%, up 16 bps
•
Efficiency ratio, a non-GAAP measure, of 56.18%, compared to 56.44%

Our results for the second quarter of 2024 represent solid performance. Net interest margin expansion, fee income growth and expense control efforts contributed to improved profitability. Our capital ratios remained strong as we enhanced shareholder value with the deployment of capital through an increased common share dividend and share repurchases during the quarter. Our allowance for credit losses is solid at 1.43% and our credit metrics remain at or below peer averages. As with many other institutions, credit metrics continue to normalize compared to the recent benign environment, but we have not seen signs of significant weakening in any portfolio or geographic segment. We remain mindful of potential headwinds, but we believe we are well positioned to navigate the current operating environment and as we celebrate our 125th anniversary of serving our customers.

Consolidated Financial Results

The following table contains the consolidated financial results for the periods indicated.

	Three Months Ended					Six Months Ended
(in thousands, except per share data)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	June 30, 2024	June 30, 2023
Income Statement Data:
Interest income	$427,545	$421,684	$426,794	$415,827	$405,273	$849,229	$777,876
Interest income (te) (a)	430,373	424,514	429,628	418,679	408,110	854,887	783,297
Interest expense	157,115	155,513	157,334	146,593	131,362	312,628	218,971
Net interest income (te)	273,258	269,001	272,294	272,086	276,748	542,259	564,326
Provision for credit losses	8,723	12,968	16,952	28,498	7,633	21,691	13,653
Noninterest income	89,174	87,851	38,951	85,974	83,225	177,025	163,555
Noninterest expense	206,016	207,722	229,151	204,675	202,138	413,738	403,022
Income before income taxes	144,865	133,332	62,308	122,035	147,365	278,197	305,785
Income tax expense	30,308	24,720	11,705	24,297	29,571	55,028	61,524
Net income	$114,557	$108,612	$50,603	$97,738	$117,794	$223,169	$244,261
Supplemental disclosure items-included above, pre-tax:
Included in noninterest income:
Gain on sale of parking facility	$—	$—	$16,126	$—	$—	$—	$—
Loss on securities portfolio restructure	—	—	(65,380)	—	—	—	—
Included in noninterest expense:
FDIC special assessment	—	3,800	26,123	—	—	3,800	—

Balance Sheet Data:
Period end balance sheet data
Loans	$23,911,616	$23,970,938	$23,921,917	$23,983,679	$23,789,886	$23,911,616	$23,789,886
Earning assets	32,056,415	31,985,610	32,175,097	32,733,591	32,715,630	32,056,415	32,715,630
Total assets	35,412,291	35,247,119	35,578,573	36,298,301	36,210,148	35,412,291	36,210,148
Noninterest-bearing deposits	10,642,213	10,802,127	11,030,515	11,626,371	12,171,817	10,642,213	12,171,817
Total deposits	29,200,718	29,775,906	29,690,059	30,320,337	30,043,501	29,200,718	30,043,501
Stockholders' equity	3,920,718	3,853,436	3,803,661	3,501,003	3,554,476	3,920,718	3,554,476
Average balance sheet data
Loans	$23,917,361	$23,810,163	$23,795,681	$23,830,724	$23,654,994	$23,863,762	$23,372,331
Earning assets	32,539,363	32,556,821	33,128,130	33,137,565	33,619,829	32,548,092	33,189,197
Total assets	34,998,880	35,101,869	35,538,300	35,626,927	36,205,396	35,050,375	35,685,113
Noninterest-bearing deposits	10,526,903	10,673,060	11,132,354	11,453,236	12,153,453	10,599,981	12,556,056
Total deposits	29,069,097	29,560,956	29,974,941	29,757,180	29,372,899	29,315,026	29,084,477
Stockholders' equity	3,826,296	3,818,840	3,560,978	3,572,487	3,567,260	3,822,568	3,490,463
Common Share Data:
Earnings per share - basic	$1.31	$1.25	$0.58	$1.12	$1.35	$2.56	$2.81
Earnings per share - diluted	1.31	1.24	0.58	1.12	1.35	2.55	2.80
Cash dividends per common share	0.40	0.30	0.30	0.30	0.30	0.70	0.60
Book value per share (period-end)	45.40	44.49	44.05	40.64	41.27	45.40	41.27
Tangible book value per share (period-end)	35.04	34.12	33.63	30.16	30.76	35.04	30.76
Weighted average number of shares - diluted	86,765	86,726	86,604	86,437	86,370	86,768	86,350
Period-end number of shares	86,355	86,622	86,345	86,148	86,123	86,355	86,123

	Three Months Ended					Six Months Ended
($ in thousands)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	June 30, 2024	June 30, 2023
Performance and other data:
Return on average assets	1.32%	1.24%	0.56%	1.09%	1.30%	1.28%	1.38%
Return on average common equity	12.04%	11.44%	5.64%	10.85%	13.24%	11.74%	14.11%
Return on average tangible common equity	15.73%	14.96%	7.55%	14.53%	17.76%	15.34%	19.08%
Tangible common equity ratio (b)	8.77%	8.61%	8.37%	7.34%	7.50%	8.77%	7.50%
Tangible common equity Tier 1 (CET1) ratio	13.25%	12.65%	12.33%	12.06%	11.83%	13.25%	11.83%
Net interest margin (te)	3.37%	3.32%	3.27%	3.27%	3.30%	3.34%	3.42%
Noninterest income as a percentage of total revenue (te)	24.60%	24.62%	12.51%	24.01%	23.12%	24.61%	22.47%
Efficiency ratio (c)	56.18%	56.44%	55.58%	56.38%	55.33%	56.31%	54.54%
Allowance for loan losses as a percentage of period-end loans	1.32%	1.31%	1.29%	1.28%	1.32%	1.32%	1.32%
Allowance for credit losses as a percentage of period-end loans	1.43%	1.42%	1.41%	1.40%	1.45%	1.43%	1.45%
Annualized net charge-offs to average loans	0.12%	0.15%	0.27%	0.64%	0.06%	0.14%	0.08%
Nonaccrual loans as a percentage of loans	0.36%	0.34%	0.25%	0.25%	0.33%	0.36%	0.33%
FTE headcount	3,541	3,564	3,591	3,681	3,705	3,541	3,705
Reconciliation of pre-provision net revenue (te) and adjusted pre-provision net revenue(te) (non-GAAP measures) (d)
Net income (GAAP)	$114,557	$108,612	$50,603	$97,738	$117,794	$223,169	$244,261
Provision for credit losses	8,723	12,968	16,952	28,498	7,633	21,691	13,653
Income tax expense	30,308	24,720	11,705	24,297	29,571	55,028	61,524
Pre-provision net revenue	153,588	146,300	79,260	150,533	154,998	299,888	319,438
Taxable equivalent adjustment	2,828	2,830	2,834	2,852	2,837	5,658	5,421
Pre-provision net revenue (te)	156,416	149,130	82,094	153,385	157,835	$305,546	$324,859
Adjustments from supplemental disclosure items
Gain on sale of parking facility	—	—	(16,126)	—	—	—	—
Loss on securities portfolio restructure	—	—	65,380	—	—	—	—
FDIC special assessment	—	3,800	26,123	—	—	3,800	—
Adjusted pre-provision net revenue (te)	$156,416	$152,930	$157,471	$153,385	$157,835	$309,346	$324,859
Reconciliation of revenue (te), adjusted revenue (te) and efficiency ratio (non-GAAP measures) (d)
Net interest income	$270,430	$266,171	$269,460	$269,234	$273,911	$536,601	$558,905
Noninterest income	89,174	87,851	38,951	85,974	83,225	177,025	163,555
Total GAAP revenue	359,604	354,022	308,411	355,208	357,136	713,626	722,460
Taxable equivalent adjustment	2,828	2,830	2,834	2,852	2,837	5,658	5,421
Total revenue (te)	362,432	356,852	311,245	358,060	359,973	719,284	727,881
Adjustments from supplemental disclosure items
Gain on sale of parking facility	—	—	(16,126)	—	—	—	—
Loss on securities portfolio restructure	—	—	65,380	—	—	—	—
Adjusted revenue	$362,432	$356,852	$360,499	$358,060	$359,973	$719,284	$727,881
GAAP noninterest expense	$206,016	$207,722	$229,151	$204,675	$202,138	$413,738	$403,022
Amortization of intangibles	(2,389)	(2,526)	(2,672)	(2,813)	(2,957)	(4,915)	(6,071)
Adjustments from supplemental disclosure items
FDIC special assessment	—	(3,800)	(26,123)	—	—	(3,800)	—
Adjusted noninterest expense	$203,627	$201,396	$200,356	$201,862	$199,181	$405,023	$396,951
Efficiency ratio (c)	56.18%	56.44%	55.58%	56.38%	55.33%	56.31%	54.54%

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) for the second quarter of 2024 was $273.3 million, up $4.3 million, or 2%, compared to the first quarter of 2024, and was $542.3 million for the first six months of 2024, down $22.1 million, or 4%, from the comparable period in 2023.

The $4.3 million increase in net interest income (te) compared to the first quarter of 2024 is largely attributable to both higher loan yields and volumes, partially offset by higher levels of short-term borrowings. Interest income (te) was up $5.9 million, largely due to an 8 bp increase in the loan yield, which drove an overall 7 bp increase in the yield on average earning assets. Interest expense was up $1.6 million, largely due to a $354.9 million increase in average short-term borrowings which was partially offset by lower deposit costs. The net interest margin for the second quarter of 2024 was 3.37%, up 5 bps from 3.32% in the first quarter of 2024. The increase in the net interest margin from the prior quarter was largely driven by higher loan yields, higher securities yields, and lower deposit costs, partially offset by an increase in borrowing costs.

The $22.1 million decrease in net interest income (te) for the six months ended June 30, 2024 compared to the same period in 2023 reflects the growth in and prevailing rates on interest-bearing liabilities outpacing those of earning assets. The decline in net interest income (te) includes a $93.7 million increase in interest expense, partially offset by a $71.6 million increase in interest income (te). The increase in interest expense is largely due to a shift in the mix of deposits from noninterest-bearing and low interest-bearing transaction and savings deposits into higher cost products at competitive interest rates, partially offset by a decrease in the cost of borrowings, largely the result of the decrease in average FHLB advances. The increase in interest income (te) was largely driven by the increase in loan yields and loan growth. The net interest margin was down 8 bps from the first six months of 2023, driven largely by the cost of deposits. The rate on interest-bearing liabilities was up 84 bps compared to the first half of 2023, with the rate on interest-bearing deposits up 110 bps. The yield on average earning assets was up 52 bps, primarily driven by a 52 bp improvement in the loan yield.

We expect modest expansion in the net interest margin during 2024. This guidance assumes no Federal Reserve interest rate cuts, continued deposit remix, but at a slower pace, lower deposit costs, and continued repricing of securities and fixed rate loans.

The following tables detail the components of our net interest income (te) and net interest margin.

	Three Months Ended
	June 30, 2024			March 31, 2023			June 30, 2023
($ in millions)	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$18,532.6	$301.4	6.54%	$18,431.0	$295.7	6.45%	$18,670.8	$280.9	6.03%
Residential mortgage loans	4,000.6	37.7	3.77%	3,963.0	36.9	3.72%	3,469.0	31.4	3.62%
Consumer loans	1,384.2	30.6	8.90%	1,416.2	31.3	8.88%	1,515.2	30.7	8.14%
Loan fees & late charges	—	2.0	0.00%	—	1.0	0.00%	—	—	0.00%
Total loans (te) (b)	23,917.4	371.7	6.24%	23,810.2	364.9	6.16%	23,655.0	343.0	5.81%
Loans held for sale	25.0	0.4	7.06%	15.4	0.3	7.90%	25.1	0.4	5.83%
US Treasury and government agency securities	531.9	3.7	2.80%	515.6	3.5	2.69%	537.4	3.4	2.50%
Mortgage-backed securities and collateralized mortgage obligations	6,807.4	43.2	2.54%	6,792.5	42.4	2.50%	7,552.0	43.2	2.29%
Municipals (te)	851.4	6.3	2.96%	865.8	6.4	2.96%	894.9	6.7	3.00%
Other securities	23.5	0.2	3.86%	23.5	0.2	3.51%	23.5	0.2	3.51%
Total securities (te) (c)	8,214.2	53.4	2.60%	8,197.4	52.5	2.56%	9,007.8	53.5	2.38%
Total short-term investments	382.8	4.9	5.14%	533.8	6.8	5.11%	931.9	11.2	4.83%
Total earning assets (te)	$32,539.4	$430.4	5.31%	$32,556.8	$424.5	5.24%	$33,619.8	$408.1	4.87%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$10,728.7	$61.4	2.30%	$10,803.2	$60.1	2.24%	$10,478.4	$41.3	1.58%
Time deposits	4,846.2	56.8	4.71%	4,965.3	59.1	4.79%	3,759.3	36.9	3.93%
Public funds	2,967.3	26.4	3.58%	3,119.4	28.3	3.65%	2,981.7	24.3	3.27%
Total interest-bearing deposits	18,542.2	144.6	3.14%	18,887.9	147.5	3.14%	17,219.4	102.5	2.39%
Repurchase agreements	678.2	3.1	1.83%	620.2	2.7	1.77%	497.9	1.7	1.38%
Other short-term borrowings	460.7	6.3	5.54%	163.8	2.3	5.51%	1,888.7	24.1	5.10%
Long-term debt	236.4	3.1	5.19%	236.3	3.0	5.19%	242.0	3.1	5.11%
Total borrowings	1,375.3	12.5	3.65%	1,020.3	8.0	3.16%	2,628.6	28.9	4.40%
Total interest-bearing liabilities	19,917.5	157.1	3.17%	19,908.2	155.5	3.14%	19,848.0	131.4	2.65%
Net interest-free funding sources	12,621.9			12,648.6			13,771.8
Total cost of funds	$32,539.4	$157.1	1.94%	$32,556.8	$155.5	1.92%	$33,619.8	$131.4	1.57%
Net interest spread (te)		$273.3	2.14%		$269.0	2.10%		$276.7	2.21%
Net interest margin	$32,539.4	$273.3	3.37%	$32,556.8	$269.0	3.32%	$33,619.8	$276.7	3.30%

(a)
Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)
Includes nonaccrual loans.
(c)
Average securities do not include unrealized holding gains/losses on available for sale securities.
(d)
Included in interest income is net purchase accounting accretion of $0.8 million, $0.3 million, and $0.7 million for the three months ended June 30, 2024, March 31, 2024, and June 30, 2023, respectively.

	Six Months Ended
	June 30, 2024			June 30, 2023
($ in millions)	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$18,481.8	$597.1	6.49%	$18,497.5	$540.1	5.89%
Residential mortgage loans	3,981.8	74.6	3.75%	3,342.4	59.4	3.56%
Consumer loans	1,400.2	61.9	8.89%	1,532.4	59.9	7.88%
Loan fees & late charges	—	3.0	0.00%	—	(0.4)	0.00%
Total loans (te) (b)	23,863.8	736.6	6.20%	23,372.3	659.0	5.68%
Loans held for sale	20.2	0.7	7.38%	24.0	0.7	5.53%
US Treasury and government agency securities	523.8	7.2	2.75%	539.3	6.7	2.49%
Mortgage-backed securities and collateralized mortgage obligations	6,799.9	85.6	2.52%	7,609.7	86.5	2.27%
Municipals (te)	858.6	12.7	2.96%	899.6	13.4	2.99%
Other securities	23.5	0.4	3.68%	23.5	0.4	3.50%
Total securities (te) (c)	8,205.8	105.9	2.58%	9,072.1	107.0	2.36%
Total short-term investments	458.3	11.7	5.12%	720.8	16.6	4.63%
Total earning assets (te)	$32,548.1	$854.9	5.27%	$33,189.2	$783.3	4.75%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$10,766.0	$121.5	2.27%	$10,563.9	$68.6	1.31%
Time deposits	4,905.7	115.9	4.75%	2,893.8	50.3	3.51%
Public funds	3,043.3	54.7	3.62%	3,070.7	48.1	3.16%
Total interest-bearing deposits	18,715.0	292.1	3.14%	16,528.4	167.0	2.04%
Repurchase agreements	649.2	5.8	1.80%	472.0	2.5	1.05%
Other short-term borrowings	312.2	8.6	5.53%	1,771.4	43.3	4.93%
Long-term debt	236.4	6.1	5.19%	242.1	6.2	5.11%
Total borrowings	1,197.8	20.5	3.44%	2,485.5	52.0	4.21%
Total interest-bearing liabilities	19,912.8	312.6	3.16%	19,013.9	219.0	2.32%
Net interest-free funding sources	12,635.3			14,175.3
Total cost of funds	$32,548.1	$312.6	1.93%	$33,189.2	$219.0	1.33%
Net interest spread (te)		$542.3	2.12%		$564.3	2.43%
Net interest margin	$32,548.1	$542.3	3.34%	$33,189.2	$564.3	3.42%
(a)
Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)
Includes nonaccrual loans.
(c)
Average securities do not include unrealized holding gains/losses on available for sale securities.
(d)
Included in interest income is net purchase accounting accretion of $1.1 million, and $1.4 million for the six months ended June 30, 2024 and 2023, respectively.

Provision for Credit Losses

During the second quarter of 2024, we recorded a provision for credit losses expense of $8.7 million, compared to $13.0 million in the first quarter of 2024. The provision in the second quarter of 2024 included net charge-offs of $7.3 million and a reserve build of $1.4 million, compared to net charge-offs of $9.0 million and a reserve build of $4.0 million in the first quarter of 2024. Lower levels of charge-offs, loan balances and unfunded exposures are the primary drivers of the improvement in provision expense linked quarter. Annualized net charge-offs as a percentage of average loans in the second quarter of 2024 was 0.12%, down from 0.15%, in the first quarter of 2024. The second quarter of 2024 net charge-offs included $4.1 million in the commercial portfolio and $3.3 million in the consumer portfolio, partially offset by net recoveries of $0.1 million in the residential mortgage portfolio. The first quarter of 2024 net charge-offs included $5.3 million in the commercial portfolio and $3.9 million in the consumer portfolio, partially offset by net recoveries of $0.2 million in the residential mortgage portfolio. Net charge-offs in the commercial portfolio for the first quarter of 2024 includes an $8.8 million charge-off on a single commercial real estate - income producing credit and an $11.8 million recovery from a single legacy energy credit.

We recorded a provision for credit losses expense of $21.7 million for the six months ended June 30, 2024, compared to $13.7 million for the same period in 2023. The provision for credit losses in the first six months of 2024 included net charge-offs of $16.3 million and a reserve build of $5.4 million, compared to net charge-offs of $9.1 million and a reserve build of $4.6 million in the same period in 2023. The $8.0 million increase in provision for credit losses compared to the prior year is primarily attributable to normalization in the level of net charge-offs compared to a relatively benign credit environment. Net charge-offs in the first six months of 2024 of $16.3 million, or 0.14% of average loans, is comprised of net charge-offs of $9.4 million in the commercial portfolio and $7.1 million in the consumer portfolio, partially offset by net recoveries of $0.2 million in the residential mortgage portfolio. Net charge-offs in the first six months of 2023 of $9.1 million, or 0.08% of average loans, is comprised of net charge-offs of $4.6 million in the commercial portfolio and $5.0 million in the consumer portfolio, partially offset by net recoveries of $0.5 million in the residential mortgage portfolio.

We expect to see modest charge-offs and provision for credit losses in the remainder of 2024. However, loan growth, portfolio mix, asset quality metrics and future assumptions in economic forecasts will drive the level of credit loss reserves.

The discussion labeled "Allowance for Credit Losses and Asset Quality" that appears later in this Item provides additional information on these changes and on general credit quality.

Noninterest Income

Noninterest income totaled $89.2 million for the second quarter of 2024, up $1.3 million, or 2%, from the first quarter of 2024. The increase in noninterest income from the first quarter of 2024 is primarily attributable to increases in derivative income, trust fees and bank card and ATM fees, partially offset by a decline in investment and annuity fees and gains on sales of assets. For the six months ended June 30, 2024, noninterest income totaled $177.0 million, up $13.5 million, or 8%, from the same period in 2023. The increase is largely attributable to investment and annuity fees, other miscellaneous fees, gains on sales of assets, service charges on deposits, secondary mortgage market operations, and income from bank-owned life insurance, partially offset by a decline in derivative income. A more detailed discussion of these and other noninterest income variances follows.

The components of noninterest income are presented in the following table for the indicated periods.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
($ in thousands)	2024	2024	2023	2024	2023
Service charges on deposit accounts	$22,275	$22,239	$21,491	$44,514	$42,113
Trust fees	18,473	17,077	17,393	35,550	34,127
Bank card and ATM fees	21,827	20,622	20,982	42,449	41,703
Investment and annuity fees and insurance commissions	9,789	11,844	8,241	21,633	17,108
Secondary mortgage market operations	3,546	2,891	2,299	6,437	4,467
Income from bank-owned life insurance	3,760	4,229	3,364	7,989	6,650
Credit related fees	3,130	3,131	3,231	6,261	5,996
Income (loss) from customer and other derivatives	(1,060)	(2,802)	584	(3,862)	1,167
Net gains on sales of premises, equipment and other assets	1,043	2,779	606	3,822	1,013
Other miscellaneous	6,391	5,841	5,034	12,232	9,211
Total noninterest income	$89,174	$87,851	$83,225	$177,025	$163,555

Service charges on deposit accounts are composed of overdraft fees, and nonsufficient funds fees on business accounts, business and corporate account analysis fees, overdraft protection fees and other customer transaction-related charges. Service charges on deposits totaled $22.3 million for the second quarter of 2024, virtually flat compared to the first quarter of 2024, as analysis fees on business accounts resulting from account activity and sales performance were largely offset by decreases in consumer overdraft and service fees as a result of fewer instances of overdraft and the elimination of paper statement fees. For the six months ended June 30, 2024, services charges on deposits totaled $44.5 million, up $2.4 million, or 6%, from the same period in 2023. The year over year increase was driven primarily by analysis fees on business accounts, as a result of activity levels, balance outflows and sales performance, and consumer overdraft fees, partially offset by a decline in consumer service charges as a result of the elimination of paper statement fees.

Trust fee income represents revenue generated from a full range of trust services, including asset management and custody services provided to individuals, businesses and institutions. Trust fees totaled $18.5 million for the second quarter of 2024, up $1.4 million, or 8%, from the first quarter of 2024, largely attributable to increases in personal trust revenue as a result of seasonal tax preparation fees and institutional trust fees driven by market value and sales volume. For the six months ended June 30, 2024, trust fees totaled $35.6 million, an increase of $1.4 million, or 4%, from the same period in 2023. The year over year increase was primarily attributable to corporate and institutional trust revenue, driven by market value and sales volumes.

Bank card and ATM fees include interchange and other income from credit and debit card transactions, fees earned from processing card transactions for merchants, and fees earned from ATM transactions. Bank card and ATM fees totaled $21.8 million for the second quarter of 2024, up $1.2 million, or 6%, from the first quarter of 2024. The linked quarter increase reflects a return from the typical seasonal declines in debit and consumer credit card activity of the first quarter of the year, and increases in purchasing card and merchant revenue. Bank card and ATM fees for the six months ended June 30, 2024 totaled $42.4 million, up $0.7 million, or 2%, from the same period in 2023. The year over year change was driven primarily by increases in purchasing card activity and merchant fees.

Investment and annuity fees and insurance commissions, which include both fees earned from sales of annuity and insurance products, as well as managed account fees, totaled $9.8 million, down $2.1 million, or 17%, from the first quarter of 2024. The linked-quarter change was largely driven by a $1.1 million decline in annuity sales following record-high sales performance in the previous quarter, and a $0.5 million decline in investment fees. Investment and annuity fees and insurance commissions for the six months ended June 30, 2024 totaled $21.6 million, up $4.5 million, or 26%, from the same period in 2023. The year over year increase includes a $3.2 million increase in investment fees, and a $1.5 million increase in annuity fees, reflective of continued strong annuity sales performance and fixed-income trading commissions amid the elevated interest rate environment and favorable market conditions.

Income from secondary mortgage market operations is comprised of income produced from the origination and sales of residential mortgage loans in the secondary market. We offer a full range of mortgage products to our customers and typically sell longer-term fixed-rate loans while retaining the majority of adjustable-rate loans, as well as loans generated through programs to support customer relationships. Secondary mortgage market operations income will vary based on mortgage application volume, pull through rates, the percentage of loans ultimately sold in the secondary market and the timing of such sales. Income from secondary mortgage market operations was $3.5 million in the second quarter of 2024, up $0.7 million, or 23%, from the first quarter of 2024. For the six months ended June 30, 2024, income from secondary mortgage market operations totaled $6.4 million, up $2.0 million, or 44%, from the same period in 2023. The linked-quarter and year over year increases were largely driven by an upward trend in the percentage of mortgage loans sold in the secondary market as opposed to those held in our portfolio.

Income from bank-owned life insurance (BOLI) is typically generated through insurance benefit proceeds as well as the growth of the cash surrender value of insurance contracts held. Income from BOLI was $3.8 million for the second quarter of 2024, down $0.5 million, or 11%, from the first quarter of 2024, largely attributable to a decline in mortality gains. Income from BOLI for the six months ended June 30, 2024 totaled $8.0 million, up $1.3 million, or 20% from the same period in 2023 and is reflective of increases in both income from cash surrender value and mortality gains.

Credit-related fees include fees assessed on letters of credit and unused portions of loan commitments. Credit-related fees were $3.1 million for the second quarter of 2024, virtually flat compared to the first quarter of 2024. Credit-related fees for the six months ended June 30, 2024 totaled $6.3 million, up $0.3 million, or 4%, from the same period in 2023. Income from these products will vary based on letters of credit issued, credit line utilization and prevailing assessment rates.

Income or loss from customer and other derivatives is largely from our customer interest rate derivative program and totaled a loss of $1.1 million for the second quarter of 2024, compared to a loss of $2.8 million in the prior quarter. Derivative income can be volatile and is dependent upon the composition of the portfolio, volume and mix of sales and termination activity, and market value adjustments due to market interest rate movement. The linked-quarter improvement is largely reflective of a loss of $1.5 million recorded in the first quarter of 2024 related to assumption changes for certain valuation inputs on customer derivatives. For the six months ended June 30, 2024, loss from customer and other derivatives totaled $3.9 million, compared to income of $1.2 million for the same period in 2023. The current period includes the $1.5 million loss resulting from assumption changes associated with customer derivatives described above and $1.4 million increase in losses resulting from assumption changes to the Visa B derivative liability. The remainder of the decline is largely tied to the change in the interest rate environment present in each of the comparative periods, which affects demand for variable rate loans and related derivative products, valuation adjustments, and related collateral income/expense for the program as a whole.

Net gains on sales of premises, equipment and other assets consists primarily of net revenue earned from sales of excess-bank owned facilities and equipment no longer in use, gains on sales of Small Business Administration and other non-residential mortgage loans, and leases and other assets associated with the equipment finance line of business. Net gains on sales of premises, equipment and other assets totaled $1.0 million for the second quarter of 2024, compared to $2.8 million for the first quarter of 2024. The linked-quarter decline was largely driven by a gain on sale of bank premises and equipment and other miscellaneous activity recorded in the first quarter of 2024. Net gains on sales of premises, equipment and other assets for the six months ended June 30, 2024 totaled $3.8 million, compared to $1.0 million in the same period in 2023. The level of net gains or losses in a given reporting period will vary based on a variety of circumstances.

Other miscellaneous income is comprised of various items, including income from small business investment companies (SBIC), Federal Home Loan Bank (FHLB) stock dividends, and fees from loan syndication and other specialty lines of business. Other miscellaneous income totaled $6.4 million, up $0.6 million, or 9%. The linked-quarter increase was largely driven by a $0.5 million increase in SBIC income, which can vary from period to period. For the six months ended June 30, 2024, other miscellaneous income totaled $12.2 million, up $3.0 million, or 33%, from the same period in 2023. The year over year increase was largely driven by a $2.1 million increase in dividends on FHLB stock and other various smaller items.

We expect noninterest income to be up four to five percent for the full year of 2024 from the 2023 adjusted noninterest income of $337.7 million.

Noninterest Expense

Noninterest expense for the second quarter of 2024 was $206.0 million, down $1.7 million, or less than 1%, from the first quarter of 2024. Included in noninterest expense in the first quarter of 2024 was a supplemental disclosure item of $3.8 million attributable to a revision of the FDIC's special assessment related to certain bank failures of 2023. Excluding the impact of the supplemental disclosure item, noninterest expense for the second quarter of 2024 was up $2.1 million, or 1%, from the first quarter of 2024, with increases in data processing, other miscellaneous expenses, travel, professional services, advertising and net other retirement expense partially offset by decreases in personnel expenses, other real estate and foreclosed assets expense, and entertainment and contributions. For the six months ended June 30, 2024, noninterest expense totaled $413.7 million, up $10.7 million, or 3%, from the same period in 2023. Excluding the impact of the supplemental disclosure item, noninterest expense for the six months ended June 30, 2024 was up $6.9 million, or 2%, from the same period in 2023. The year over year increase was largely driven by personnel expense and data processing expense, partially offset by a decrease in net other retirement expense. A more detailed discussion of these and other noninterest expense variances follows.

The components of noninterest expense are presented in the following table for the indicated periods.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
($ in thousands)	2024	2024	2023	2024	2023
Compensation expense	$97,121	$96,569	$94,121	$193,690	$186,524
Employee benefits	21,605	24,588	20,743	46,193	43,663
Personnel expense	118,726	121,157	114,864	239,883	230,187
Net occupancy expense	13,158	13,395	12,707	26,553	24,913
Equipment expense	4,312	4,228	5,043	8,540	9,779
Data processing expense	31,371	28,737	29,562	60,108	57,744
Professional services expense	9,458	9,036	8,915	18,494	18,046
Amortization of intangible assets	2,389	2,526	2,957	4,915	6,071
Deposit insurance and regulatory fees	6,008	8,931	6,463	14,939	12,383
Other real estate and foreclosed asset income, net	(1,099)	(196)	(282)	(1,295)	(127)
Corporate value and franchise taxes and other non-income taxes	5,086	5,071	5,241	10,157	10,494
Advertising	3,271	2,907	3,476	6,178	6,732
Telecommunications and postage	2,289	2,413	2,712	4,702	5,783
Entertainment and contributions	2,685	3,178	2,582	5,863	5,213
Tax credit investment amortization	1,555	1,554	1,402	3,109	2,803
Printing and supplies	1,072	882	1,149	1,954	2,139
Travel expense	1,596	1,103	1,651	2,699	2,697
Net other retirement expense	(4,507)	(4,824)	(3,312)	(9,331)	(6,967)
Other miscellaneous	8,646	7,624	7,008	16,270	15,132
Total noninterest expense	$206,016	$207,722	$202,138	$413,738	$403,022
Supplemental Disclosure Items Included in Noninterest Expense
Deposit insurance and regulatory fees
FDIC deposit insurance special assessment	$—	$3,800	$—	$3,800	$—

Personnel expense consists of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and insurance for medical, life and disability. Personnel expense totaled $118.7 million for the second quarter of 2024, down $2.4 million, or 2%. The linked quarter variance reflects seasonal declines in payroll tax and benefit expenses and a decline in incentive-based pay, which were partially offset by an increase in salaries attributable to annual merit increases. For the six months ended June 30, 2024, personnel expense totaled $239.9 million, up $9.7 million, or 4%, from the same period in 2023. The year over year change reflects annual increases across most salary and benefit categories that were partially offset by savings attributable to a decrease in headcount.

Occupancy and equipment expenses are primarily composed of lease expenses, depreciation, maintenance and repairs, rent, taxes, and other equipment expenses. Occupancy and equipment expenses totaled $17.5 million for the second quarter of 2024, down $0.2 million, or 1%, from the prior quarter, largely due to a modest reduction in building rent expense. For the six months ended June 30,

2024, occupancy and equipment expenses totaled $35.1 million, up $0.4 million, or 1%, driven largely by higher leased building costs, lower rental income and increases in insurance expense, partially offset by lower maintenance costs on fixed assets.

Data processing expense includes expenses related to third party technology processing and servicing costs, technology project costs and fees associated with bank card and ATM transactions, and may vary with transaction volume and timing of technology enhancement initiatives. Data processing expense was $31.4 million for the second quarter of 2024, up $2.6 million, or 9%, from the first quarter of 2024. The linked-quarter increase was driven in part by debit card processing expense and other activity-based processing fees and expenses associated with ongoing technology enhancements. For the six months ended June 30, 2024, data processing expense totaled $60.1 million, up $2.4 million, or 4%, from the same period in 2023, driven in part by certain activity-based processing fees and expenses associated with ongoing technology enhancements, increases in card rewards expense, and ATM servicing arrangement costs, as the current period reflects a full six months of expense associated with an arrangement entered into in 2023.

Professional services expense for the second quarter of 2024 totaled $9.5 million, up $0.4 million, or 5%, from the first quarter of 2024. For the six months ended June 30, 2024, professional services expense totaled $18.5 million, up $0.4 million, or 2%, from the same period in 2023. The linked-quarter and year over year increases were largely driven by expenses incurred for certain outsourcing initiatives.

Deposit insurance and regulatory fees for the second quarter of 2024 totaled $6.0 million, down $2.9 million, or 33%, from the first quarter of 2024. For the six months ended June 30, 2024, deposit insurance and regulatory fees totaled $14.9 million, up $2.6 million, or 21%, from the same period in 2023. Included in the first quarter of 2024 was a $3.8 million adjustment to the special assessment by the FDIC to cover losses incurred under the systemic risk exception following the failure of two large regional banks. Excluding the $3.8 million of expense associated with the special assessment, the linked-quarter and year over year changes in deposit insurance and regulatory fees were primarily attributable to modest changes in our risk-based assessment calculation.

The FDIC special assessment expense recorded to date is management's estimate of our portion of the cost attributable to the systemic risk exception based on the information available from the FDIC. However, the loss estimates resulting from the failures of Silicon Valley Bank and Signature Bank may be subject to further change pending the projected and actual outcome of loss share agreements, joint ventures, and outstanding litigation. The exact amount of losses incurred will not be determined until the FDIC terminates the receiverships; therefore, the exact exposure to the Company remains unknown.

Net gains on sales of other real estate and foreclosed assets outpaced expense by $1.1 million in the second quarter of 2024, compared to $0.2 million in the first quarter of 2024. For the six months ended June 30, 2024, net gains on sales of other real estate and foreclosed assets exceeded expense by $1.3 million compared to $0.1 million for the same period in 2023. The level of net expense or income associated with maintaining the other real estate owned portfolio can vary depending on sales activity and/or valuation adjustments. Gains or losses on the sale of other real estate and foreclosed assets may occur periodically and are dependent on the number and type of assets for sale and current market conditions.

Corporate value, franchise and other non-income tax expense for the second quarter of 2024 totaled $5.1 million, virtually flat compared to the prior quarter. For the six months ended June 30, 2024, corporate value, franchise and other non-income tax expense totaled $10.2 million, down $0.3 million, or 3%, from the same period in 2023, largely attributable to bank share tax. The calculation of bank share tax is based on multiple variables, including average quarterly assets, earnings and stockholders’ equity to determine the taxable assessment value.

Business development-related expenses (including advertising, travel, entertainment and contributions) totaled $7.6 million for the second quarter of 2024, up $0.4 million, or 5%, from the first quarter of 2024 driven largely by an increase in travel and advertising expense, partially offset by a decline in entertainment and contributions. For the six months ended June 30, 2024, business development-related expenses totaled $14.7 million, up $0.1 million, or 1%, from the same period in 2023. The timing and level of business development expense can vary based on business needs and promotional campaigns.

All other expenses, excluding amortization of intangibles, is comprised of a variety of other operational expenses and losses, tax credit investment amortization, and net other retirement expense. All other expenses totaled $9.1 million for the second quarter of 2024, up $1.4 million, or 18%, from the first quarter of 2024, largely in other miscellaneous expense. For the six months ended June 30, 2024, all other expenses totaled $16.7 million, down $2.2 million, or 12%, from the same period in 2023, driven in large part by a $2.4 million decrease in net other retirement expense.

We expect noninterest expense to be up two to three percent for the full year of 2024 from the 2023 adjusted noninterest expense of $810.7 million.

Income Taxes

The effective income tax rate for the second quarter of 2024 was 20.9% compared to 18.5% in the first quarter of 2024. The effective income tax rate for the six months ended June 30, 2024 was 19.8% compared to 20.1% for the same period in 2023.

Many factors impact the effective income tax rate including, but not limited to, the level of pre-tax income and relative impact of net tax benefits related to tax credit investments, tax-exempt interest income, bank-owned life insurance, and nondeductible expenses. Additionally, discrete tax items recognized in any given period affect the comparability of the effective income tax rate between periods. Such items include share-based compensation, valuation allowance changes, uncertain tax position changes and tax law changes. Based on the current forecast, management expects the effective income tax rate for 2024 will be in the 20% to 21% range, absent any changes in tax law.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity management ensures that funds are available to meet the cash flow requirements of our depositors and borrowers, while also meeting the operating, capital and strategic cash flow needs of the Company, the Bank and other subsidiaries. As part of the overall asset and liability management process, liquidity management strategies and measurements have been developed to manage and monitor liquidity risk. The following table summarizes available liquidity at June 30, 2024:

	June 30, 2024
($ in thousands)	Total Available	Amount Used	Net Availability
Available Sources of Funding:
Internal Sources:
Free securities	$4,049,819	$—	$4,049,819
External Sources:
Federal Home Loan Bank (a)	6,983,126	1,683,088	5,300,038
Federal Reserve Bank	3,395,679	—	3,395,679
Brokered deposits	4,380,108	200,075	4,180,033
Other	1,437,000	—	1,437,000
Total Available Sources of Funding	$20,245,732	$1,883,163	$18,362,569
Cash and other interest-bearing bank deposits			1,082,437
Total Liquidity			$19,445,006

(a) Amount used includes letters of credit.

Liquidity levels for financial institutions continue to have heightened focus since the failure of several major regional U.S. banks that experienced large-scale deposit runs in the first half of 2023. Dampened depositor confidence over a financial institution's ability to protect deposit balances in excess of the federally insured limit is thought to pose a higher likelihood of a deposit run, and, in turn, the risk that the institution may have insufficient liquidity to meet customer demand. At June 30, 2024, our available on and off-balance sheet liquidity of $19.4 billion is well in excess of our estimated uninsured, noncollateralized deposits of approximately $10.5 billion.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities and repayments of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window. Total pledged securities were $3.6 billion at June 30, 2024, compared to $4.2 billion at March 31, 2024 and $4.7 billion at December 31, 2023. Management has established an internal target for the ratio of free securities to total securities of 20% or greater. As shown in the table below, our ratio of free securities to total securities was 53.24% at June 30, 2024, compared to 44.86% at March 31, 2024 and 38.80% December 31, 2023. The decline in pledged securities and related increase in free securities compared to the prior periods are the result of pledging of approximately $1.0 billion of FHLB letters of credit in lieu of securities in the second quarter of 2024. Both securities and FHLB letters of credit are pledged as collateral related to public funds and repurchase agreements.

	June 30,	March 31,	December 31,	September 30	June 30,
Liquidity Metrics	2024	2024	2023	2023	2023
Free securities / total securities	53.24%	44.86%	38.80%	46.12%	41.23%
Core deposits / total deposits	93.06%	92.61%	92.51%	90.85%	91.63%
Wholesale funds / core deposits	6.63%	4.71%	7.21%	10.24%	11.00%
Liquid assets / total liabilities	16.30%	13.19%	12.69%	14.94%	14.52%
Quarter-to-date average loans / quarter-to-date average deposits	82.28%	80.55%	79.39%	80.08%	80.53%

The liability portion of the balance sheet provides liquidity mainly through the ability to use cash sourced from customers’ interest-bearing and noninterest-bearing deposit accounts. At June 30, 2024, deposits totaled $29.2 billion, down $0.6 million compared to March 31, 2024 and $0.5 million compared to December 31, 2023.

Brokered time deposits at June 30, 2024 totaled $200.1 million, down $194.7 million from March 31, 2024 and down $389.7 million from December 31, 2023. The brokered deposits held at June 30, 2024 bear interest at a weighted average rate of 5.52% with maturities between August 2024 and February 2025. The decrease from both comparative periods is attributable to net maturities of instruments that were not replaced. The use of brokered deposits as a funding source is subject to certain policies regarding the amount, term and interest rate.

Core deposits consist of total deposits excluding certificates of deposit of $250,000 or more and brokered deposits. Core deposits totaled $27.2 billion at June 30, 2024, down $402.1 million, or 1%, from March 31, 2024 and down $292.5 million, or 1%, from December 31, 2023. The decrease in core deposits from March 31, 2024 is primarily attributable to seasonal deposit outflows in noninterest-bearing and interest-bearing transaction and savings accounts and public funds. The ratio of core deposits to total deposits was 93.06% at June 30, 2024, compared to 92.61% at March 31, 2024 and 92.51% at December 31, 2023.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At June 30, 2024, the Bank had $650 million in borrowings and approximately $5.3 billion available under this line. The unused borrowing capacity at the Federal Reserve’s discount window is approximately $3.4 billion. There were no outstanding borrowings with the Federal Reserve at any date during any period covered by this report.

Wholesale funds, which are comprised of short-term borrowings, long-term debt and brokered deposits were 6.63% of core deposits at June 30, 2024, compared to 4.71% at March 31, 2024 and 7.21% at December 31, 2023. At June 30, 2024, wholesale funds totaled $1.8 billion, an increase of $501.5 million, or 39%, from March 31, 2024 and a decrease of $180.5 million, or 9%, from December 31, 2023. The linked-quarter increase was primarily driven by a change in the funding mix as a result of the $650 million increase in FHLB borrowings. The Company has established an internal target for wholesale funds to be less than 25% of core deposits.

Other key measures used to monitor liquidity include the liquid asset ratio and the loan-to-deposit ratio. The liquid asset ratio (liquid assets, consisting of cash, short-term investments and free securities, divided by total liabilities) measures our ability to meet short-term obligations. Our liquid asset ratio was 16.30% at June 30, 2024, compared to 13.19% at March 31, 2024 and 12.69% at December 31, 2023. Management has established a minimum liquid asset ratio of 7.5% and an internal target of 12% or greater. The loan to deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding) measures the amount of funds the Company lends for each dollar of deposits on hand. Our average loan-to-deposit ratio for the second quarter of 2024 was 82.28%, compared to 80.55% for the first quarter of 2024 and 79.39% for the fourth quarter of 2023. Management has an established target range for the loan-to-deposit ratio of 87% to 89%, but will operate outside that range under certain circumstances.

Cash generated from operations is another important source of funds to meet liquidity needs. The Consolidated Statements of Cash Flows included in Part I, Item 1 of this document present operating cash flows and summarize all significant sources and uses of funds during the six months ended June 30, 2024 and 2023.

Dividends received from the Bank have been the primary source of funds available to the Parent for the payment of dividends to our stockholders and for servicing its debt. The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends the Bank can distribute to the Parent. The Parent targets cash and other liquid assets to provide liquidity in an amount sufficient to fund approximately six quarters of ongoing cash or liquid asset needs, consisting primarily of common stockholder dividends, debt service requirements, and any expected share repurchase or early extinguishment of debt. The Parent may operate below the target level on a temporary basis if a return to the target can be achieved in the near-term, generally not to exceed four quarters. The Parent had cash and liquid assets of $246.1 million at June 30, 2024, exceeding our internal target.

Capital Resources

Stockholders’ equity totaled $3.9 billion at June 30, 2024, up $67.3 million, or 2%, from March 31, 2024 and $117.1 million, or 3% from December 31, 2023. The increase from March 31, 2024 is primarily attributable to net income of $114.6 million and $7.0 million of long-term incentive plan and dividend reinvestment activity. These factors were partially offset by dividends of $35.3 million and share repurchases of $14.6 million, and other comprehensive loss of $4.4 million. The increase from December 31, 2023 is attributable to net income of $223.2 million and $7.1 million of long-term incentive plan and dividend reinvestment activity, partially offset by $61.8 million of dividends, $36.8 million of other comprehensive loss, and $14.6 million of share repurchases.

The tangible common equity (TCE) ratio was 8.77% at June 30, 2024, up 16 bps from 8.61% at March 31, 2024, driven primarily by tangible net earnings (+34 bps), stock compensation activity (+2bps), partially offset by dividends (-10 bps), an increase in tangible assets (-5 bps) and common share repurchases (-4 bps), and other comprehensive loss (-1bp).

The regulatory capital ratios of the Company and the Bank at June 30, 2024 remained well in excess of current regulatory minimum requirements, including capital conservation buffers, by at least $984 million. The Company and the Bank have been categorized as “well-capitalized” in the most recent notices received from our regulators. Refer to the Supervision and Regulation section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion of our capital requirements.

The following table shows the regulatory capital ratios for the Company and the Bank as calculated under current rules for the indicated periods. The capital ratios reflect the election to use the CECL five-year transition rule that allowed for the option to delay for two years the estimated impact of CECL on regulatory capital (0% in 2020 and 2021), followed by a three-year transition (25% in 2022, 50% in 2023, 75% in 2024, and 100% thereafter). The two-year delay included the full impact of January 1, 2020 cumulative effect impact plus an estimated impact of CECL calculated quarterly as 25% of the current ACL over the January 1, 2020 balance (modified transition amount). The modified transition amount was recalculated each quarter in 2020 and 2021, with the December 31, 2021 impact of $24.9 million plus day one impact of $44.1 million (net of tax) carrying through the remaining three years of the transition, as adjusted by the applicable transition percentage, equating to $17.2 million at June 30, 2024.

	Well-	June 30,	March 31,	December 31,	September 30,	June 30,
	Capitalized	2024	2024	2023	2023	2023
Total capital (to risk weighted assets)
Hancock Whitney Corporation	10.00%	15.00%	14.34%	13.93%	13.63%	13.44%
Hancock Whitney Bank	10.00%	14.00%	13.39%	13.04%	12.82%	12.70%
Tier 1 common equity capital (to risk weighted assets)
Hancock Whitney Corporation	6.50%	13.25%	12.65%	12.33%	12.06%	11.83%
Hancock Whitney Bank	6.50%	12.87%	12.29%	12.03%	11.83%	11.68%
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	8.00%	13.25%	12.65%	12.33%	12.06%	11.83%
Hancock Whitney Bank	8.00%	12.87%	12.29%	12.03%	11.83%	11.68%
Tier 1 leverage capital
Hancock Whitney Corporation	5.00%	10.71%	10.49%	10.10%	10.01%	9.64%
Hancock Whitney Bank	5.00%	10.40%	10.19%	9.86%	9.82%	9.52%

Approximately half of the improvement in the tier 1 and total risk-based capital ratios from March 31, 2024 is the result of a risk weighted asset optimization analysis associated with certain off-balance sheet commitments for home equity lines of credit.

We regularly perform stress analysis on our capital levels. One such scenario includes the hypothetical impact of including accumulated other comprehensive losses on market valuations of available for sale securities and cash flow hedges in regulatory capital and a further stress scenario that includes both those losses plus losses on the held to maturity investment portfolio in regulatory capital. We estimate that our regulatory capital ratios would remain in excess of the well-capitalized minimums under both of these stress scenarios at June 30, 2024.

On April 25, 2024, our board of directors approved a $0.10, or 33%, increase in the regular quarterly common stock cash dividend to $0.40 per share payable on June 14, 2024 to shareholders of record on June 5, 2024. The Company has paid uninterrupted dividends to its shareholders since 1967.

On January 26, 2023, our board of directors authorized the repurchase of up to 4,297,000 shares of the Company’s common stock (approximately 5% of the shares of common stock outstanding as of December 31, 2022). The authorization is set to expire on December 31, 2024. The shares may be repurchased in the open market, by block purchase, through accelerated share repurchase plans, in privately negotiated transactions or otherwise, in one or more transactions, from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The Company is not obligated to purchase any shares under this program and the repurchase authorization may be terminated or amended by the Board at any time prior to the expiration date. During the second quarter of 2024, 312,993 shares were repurchased under this program at an average price of $46.72 per share, inclusive of commissions, representing the total number of shares repurchased under this plan.

BALANCE SHEET ANALYSIS

Short-Term Investments

Short-term assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors. Short-term investments, including interest-bearing bank deposits and federal funds sold, were $581.6 million at June 30, 2024, up $142.6 million from March 31, 2024 and down $45.5 million from December 31, 2023. Average short-term investments of $382.9 million for the second quarter of 2024 were down $151.0 million from the first quarter of 2024. Year-to-date average short term investments for the six months ended June 30, 2024 totaled $458.3 million, down $262.4 million compared to the same period in 2023. Typically, the balance of short-term investments will change on a daily basis depending upon movement in customer loan and deposit accounts. Comparative balances in 2023 were also impacted by excess liquidity held in response to the disruption in the financial industry caused by bank failures.

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

Investment in securities totaled $7.5 billion at June 30, 2024, down $23.3 million, or less than 1%, from March 31, 2024 and $64.1 million, or 1%, from December 31, 2023. The decrease from December 31, 2023 is primarily due to an increase in unfavorable fair market valuation adjustment of $59.1 million on the available for sale portfolio.

At June 30, 2024, securities available for sale totaled $5.0 billion and securities held to maturity totaled $2.6 billion.

Our securities portfolio consists mainly of residential and commercial mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies. We invest only in high quality investment grade securities with a targeted portfolio effective duration generally between two and five and a half years. At June 30, 2024, the average expected maturity of the portfolio was 5.88 years with an effective duration of 4.38 years and a nominal weighted-average yield of 2.56%. Under an immediate, parallel rate shock using increases of 100 bps and 200 bps, the effective durations would be 4.38 and 4.35 years, respectively. At December 31, 2023, the average expected maturity of the portfolio was 6.22 years with an effective duration of 4.60 years and a nominal weighted-average yield of 2.48%. The changes in expected maturity, effective duration, and nominal weighted-average yield were largely the result of maturities and paydowns and reinvestment in the portfolio during the quarter. At June 30, 2024, approximately $514 million of our available for sale securities are hedged with $478 million in fair value hedges in order to provide protection and flexibility to reposition and/or reprice the portfolio in a rising interest rate environment, effectively reducing the duration (market price risk) on the hedged securities.

At the end of each reporting period, we evaluate the securities portfolio for credit loss. Based on our assessments, expected credit loss was not material for any period presented, and therefore no allowance for credit loss was recorded.

Loans

Total loans at June 30, 2024 were $23.9 billion, down $59.3 million, or less than 1%, from March 31, 2024 and down $10.3 million, or less than 1%, from December 31, 2023. The decrease from March 31, 2024 is largely attributable to the commercial non-real estate loan portfolio.

The following table shows the composition of our loan portfolio at each date indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
($ in thousands)	2024	2024	2023	2023	2023
Total loans:
Commercial non-real estate	$9,847,759	$9,926,333	$9,957,284	$10,075,585	$10,113,932
Commercial real estate - owner occupied	3,094,258	3,080,192	3,093,763	3,081,327	3,058,829
Total commercial and industrial	12,942,017	13,006,525	13,051,047	13,156,912	13,172,761
Commercial real estate - income producing	4,053,812	4,042,797	3,986,943	4,027,553	3,762,428
Construction and land development	1,528,393	1,541,773	1,551,091	1,614,846	1,768,252
Residential mortgages	4,000,211	3,983,321	3,886,072	3,721,106	3,581,514
Consumer	1,387,183	1,396,522	1,446,764	1,463,262	1,504,931
Total loans	$23,911,616	$23,970,938	$23,921,917	$23,983,679	$23,789,886

Commercial and industrial (“C&I”) loans includes both non-real estate and owner occupied real estate secured loans. The Bank lends mainly to middle market and smaller commercial entities, although it participates in larger shared credit loan facilities. C&I totaled $12.9 billion at June 30, 2024, down $64.5 million, or 1%, from March 31, 2024 and down $109 million, or 1%, from December 31, 2023. Loan growth in this portfolio segment has tempered, as demand has been affected by the interest rate environment, and as we refine our credit appetite and focus on full-relationship lending.

Shared national credits outstanding at June 30, 2024 totaled approximately $2.53 billion, or 10.6% of total loans, down $221.1 million from March 31, 2024 and down $100.6 million from December 31, 2023. The decline from both comparative periods was driven by a strategic reduction of exposure to credit-only relationships. At June 30, 2024, our larger concentrations in shared national credits include approximately $414 million to healthcare-related credits, $370 million to finance and insurance credits, $346 million to manufacturing credits, and $339 million to real estate rental and leasing credits, with the remainder of the balance in other diverse industries.

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

	June 30,		March 31,		December 31,		September 30,		June 30,
	2024		2024		2023		2023		2023
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial & industrial loans:
Health care and social assistance	$1,421,071	11%	$1,500,050	11%	$1,481,669	11%	$1,465,057	11%	$1,454,716	11%
Retail trade	1,258,798	10%	1,285,503	10%	1,236,830	9%	1,231,718	9%	1,250,708	9%
Real estate and rental and leasing	1,255,485	10%	1,254,432	10%	1,270,568	10%	1,289,505	10%	1,249,557	9%
Wholesale trade	1,133,992	9%	1,090,634	8%	1,111,643	8%	1,046,650	8%	1,064,342	8%
Manufacturing	1,127,144	9%	1,108,134	9%	1,120,232	9%	1,159,312	9%	1,143,417	9%
Construction	1,005,536	8%	992,489	8%	998,802	8%	1,047,345	8%	1,052,386	8%
Transportation and warehousing	981,175	8%	951,673	7%	872,379	7%	884,057	7%	902,181	7%
Finance and insurance	778,041	6%	862,004	7%	878,824	7%	931,750	7%	925,639	7%
Professional, scientific, and technical services	741,955	6%	762,181	6%	735,381	6%	766,440	6%	768,863	6%
Accommodation, food services and entertainment	727,601	6%	705,308	5%	706,141	5%	726,582	5%	714,463	5%
Information	441,342	3%	435,439	3%	424,532	3%	442,928	3%	417,465	3%
Public administration	422,262	3%	443,547	3%	461,390	3%	477,830	4%	489,503	4%
Other services (except public administration)	391,496	3%	386,709	3%	396,674	3%	392,561	3%	393,319	3%
Admin, support, waste mgmt, remediation services	338,350	3%	296,396	2%	357,390	3%	360,617	3%	348,540	3%
Educational services	251,740	2%	252,309	2%	247,003	2%	247,427	2%	264,377	2%
Energy	200,145	2%	204,746	2%	204,633	2%	205,030	1%	222,603	2%
Other	465,884	4%	474,971	4%	546,956	4%	482,103	4%	510,682	4%
Total commercial & industrial loans	$12,942,017	100%	$13,006,525	100%	$13,051,047	100%	$13,156,912	100%	$13,172,761	100%

Commercial real estate - income producing loans totaled approximately $4.1 billion at June 30, 2024, up $11.0 million, or less than 1%, from March 31, 2024 and up $66.9 million, or 2%, from December 31, 2023. Construction and land development loans totaled approximately $1.5 billion at June 30, 2024, down $13.4 million, or 1%, from March 31, 2024, and down $22.7 million, or 1%, from December 31, 2023. The modest increase in commercial real estate - income producing loans was in part the result of completed construction projects moving to permanent financing. In addition, we continue to see slowing of prepayments in our commercial real estate - income producing portfolio driven by the current interest rate environment. We are continuing to limit our growth in income producing real estate with a focus on resilient projects given the current economic environment. The following table details the end-of-period aggregated commercial real estate - income producing and construction loan balances by property type. Loans reflected in 1-4 family residential construction include both loans to construction builders as well as single family borrowers.

	June 30,		March 31,		December 31,		September 30,		June 30,
	2024		2023		2023		2023		2023
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial real estate - income producing and construction loans:
Multifamily	$1,448,473	26%	$1,366,673	24%	$1,268,342	23%	$1,189,768	21%	$1,087,984	20%
Retail	838,782	15%	818,665	15%	812,556	15%	848,914	15%	822,134	15%
Healthcare related properties	758,806	14%	800,164	14%	777,473	14%	864,331	15%	844,304	15%
Industrial	741,813	13%	777,519	14%	753,074	13%	724,359	13%	698,409	13%
Office	507,395	9%	503,446	9%	514,763	9%	547,516	10%	555,080	10%
Hotel, motel and restaurants	489,829	9%	474,636	9%	477,761	9%	464,014	8%	448,362	8%
1-4 family residential construction	302,179	5%	362,495	7%	429,107	8%	527,325	9%	593,238	11%
Other land loans	176,069	3%	180,857	3%	187,514	3%	198,722	4%	219,398	4%
Other	318,859	6%	300,115	5%	317,444	6%	277,450	5%	261,771	5%
Total commercial real estate - income producing and construction loans	$5,582,205	100%	$5,584,570	100%	$5,538,034	100%	$5,642,399	100%	$5,530,680	100%

The residential mortgage loan portfolio totaled $4.0 billion at June 30, 2024, up $16.9 million, or less than 1%, from March 31, 2024 and up $114.1 million, or 3%, from December 31, 2023. Growth in residential mortgage includes a combination of completed construction loans converting to permanent financing, as well as new loan originations.

The consumer loan portfolio totaled $1.4 billion at June 30, 2024, down $9.3 million, or 1%, from March 31, 2024 and down $59.6 million, or 4%, from December 31, 2023. Changes in the consumer loan portfolio reflect both slowing demand and the impact of our exit from the indirect automobile lending market, where the existing portfolio is in run-off. The indirect loan portfolio totaled $32.2 million at June 30, 2024, down $9.3 million from March 31, 2024 and down $20.3 million from December 31, 2023.

Average loans for the second quarter of 2024 of $23.9 billion were up $107.2 million, or less than 1%, compared to the first quarter of 2024.

Management expects December 31, 2024 period-end loans to be flat or down slightly compared to the December 31, 2023 balance of $23.9 billion.

Allowance for Credit Losses and Asset Quality

Our allowance for credit losses was $342.2 million at June 30, 2024, up $1.4 million from March 31, 2024 and up $5.4 million from December 31, 2023. The increase in the allowance for credit losses from March 31, 2024 is attributable to a $8.7 million provision for credit losses, partially offset by $7.3 million of net charge-offs. Our overall credit loss outlook is not significantly different from that at March 31, 2024. However, uncertainty related to inflationary pressure and the outcome of the Federal Reserve’s actions with respect to monetary policy, and stress in the commercial real estate sector continues to result in an elevated reserve relative to pre-pandemic levels. The allowance for loan loss increased $2.4 million and the reserve for unfunded lending commitments decreased $1.0 million from March 31, 2024. The modest increase in the allowance for loan losses at June 30, 2024 compared to March 31, 2024 reflects a relatively consistent credit loss outlook and continued focus on risks that impact certain segments within the Company’s loan portfolio. The decline in the reserve for unfunded commitments compared to March 31, 2024 was largely volume driven.

We utilized the June 2024 Moody's economic scenarios to inform our allowance for credit losses at June 30, 2024. After considering the variables underlying each of the Moody's economic scenarios, management probability-weighed the baseline scenario at 40% and the downside S-2 mild recessionary scenario at 60% in the computation of the allowance for credit losses at June 30, 2024, consistent with the weighting used in the prior quarter. Each of the scenarios considered have varying degrees of severity and duration of inflationary pressure, including volatility in commodities prices and impacts to the labor market, the consequences of the Federal Reserve's actions with regard to monetary policy, the effects of disruption in the financial services industry, and impacts from geopolitical unrest. Refer to the Economic Outlook section of this discussion and analysis for further information on the Moody’s scenarios and our weighting assumptions.

Our allowance for credit losses coverage to total loans was 1.43% at June 30, 2024, up from 1.42% at March 31, 2024 and 1.41% at December 31, 2023. The allowance for credit losses on the commercial portfolio totaled $273.8 million, or 1.48% of that portfolio, at June 30, 2024, up from $272.7 million, or 1.47%, at March 31, 2024. The allowance for credit losses on the residential mortgage portfolio totaled $41.7 million, or 1.04% of that portfolio, at June 30, 2024, up from $41.2 million, or 1.03%, at March 31, 2024. The allowance for credit losses on the consumer portfolio totaled $26.7 million, or 1.93% of that portfolio, at June 30, 2024, down slightly from $26.9 million, or 1.92%, at March 31, 2024.

Criticized commercial loans totaled $379.8 million at June 30, 2024, up $39.9 million, or 12% from $339.9 million at March 31, 2024 and $106.1 million, or 39%, from $273.7 million at December 31, 2023. Criticized loans are defined as those having potential weaknesses that deserve management’s close attention (risk-rated as special mention, substandard and doubtful), including both accruing and nonaccruing loans. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process. In addition, the Company often reviews portfolios of loans to determine if there are areas of risk not specifically identified in its loan by loan approach. Criticized commercial loans comprised 2.05% of that portfolio at June 30, 2024, up from 1.83% at March 31, 2024 and 1.47% at December 31, 2023. While criticized commercial loans increased, we are not seeing significant weakening in any specific portfolio sector or geography. Management believes the increase is mostly reflective of expected normalization of credit metrics following the mostly benign credit environment in recent years and our credit metrics remain in the top quartile of our peers. Our criticized commercial loans at June 30, 2024 are diversified across many industries, with the largest concentrations being wholesale trade, totaling $66.7 million; construction, totaling $64.4 million; transportation and warehousing, totaling $48.5 million; manufacturing, totaling $43.3 million; real estate and rental and leasing, totaling $35.5 million; finance and insurance, totaling $29.4 million; retail trade, totaling $20.3 million; and accommodation, food services and entertainment, totaling $18.6 million. Commercial loans risk rated pass-watch totaled $450.5 million at June 30, 2024, down $20.5 million, or 4%, from $471.0 million at March 31, 2024 and up $16.9 million, or 4%, from December 31, 2023. The pass-watch risk rating includes credits with negative performance trends that reflect sufficient risk to cause concern, but have not risen to the level of criticized.

Net charge-offs were $7.3 million, or 0.12% of average total loans on an annualized basis in the second quarter of 2024, compared to $9.0 million, or 0.15% in the first quarter of 2024. The second quarter of 2024 net charge-offs included $4.1 million in the commercial portfolio and $3.3 million in the consumer portfolio, partially offset by net recoveries of $0.1 million in the residential mortgage portfolio. The first quarter of 2024 net charge-offs included $5.3 million in the commercial portfolio and $3.9 million in the consumer portfolio, partially offset by net recoveries of $0.2 million in the residential mortgage portfolio. Net charge-offs in the commercial portfolio for the first quarter of 2024 includes an $8.8 million charge-off on a single commercial real estate - income producing credit and an $11.8 million recovery from a single legacy energy credit. The following table sets forth activity in the allowance for credit losses for the periods indicated.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
($ in thousands)	2024	2024	2023	2024	2023
Provision and Allowance for Credit Losses
Allowance for loan losses:
Allowance for loan losses at beginning of period	$313,726	$307,907	$309,385	$307,907	$307,789
Loans charged-off:
Commercial non real estate	7,674	9,630	2,975	17,304	7,503
Commercial real estate - owner-occupied	—	—	—	—	—
Total commercial & industrial	7,674	9,630	2,975	17,304	7,503
Commercial real estate - income producing	—	8,819	73	8,819	73
Construction and land development	150	75	11	225	72
Total commercial	7,824	18,524	3,059	26,348	7,648
Residential mortgages	11	56	8	67	28
Consumer	4,116	4,786	3,549	8,902	6,912
Total charge-offs	11,951	23,366	6,616	35,317	14,588
Recoveries of loans previously charged-off:
Commercial non real estate	2,950	13,104	1,661	16,054	2,694
Commercial real estate - owner-occupied	759	102	155	861	350
Total commercial & industrial	3,709	13,206	1,816	16,915	3,044
Commercial real estate - income producing	2	3	10	5	10
Construction and land development	1	61	—	62	6
Total commercial	3,712	13,270	1,826	16,982	3,060
Residential mortgages	94	202	299	296	480
Consumer	860	914	1,115	1,774	1,953
Total recoveries	4,666	14,386	3,240	19,052	5,493
Total net charge-offs	7,285	8,980	3,376	16,265	9,095
Provision for loan losses	9,707	14,799	8,487	24,506	15,802
Allowance for loan losses at end of period	$316,148	$313,726	$314,496	$316,148	$314,496
Reserve for Unfunded Lending Commitments:
Reserve for unfunded lending commitments at beginning of period	$27,063	$28,894	$32,014	$28,894	$33,309
Provision for losses on unfunded lending commitments	(984)	(1,831)	(854)	(2,815)	(2,149)
Reserve for unfunded lending commitments at end of period	$26,079	$27,063	$31,160	$26,079	$31,160
Total Allowance for Credit Losses	$342,227	$340,789	$345,656	$342,227	$345,656
Total Provision for Credit Losses	$8,723	$12,968	$7,633	$21,691	$13,653
Coverage Ratios:
Allowance for loan losses to period-end loans	1.32%	1.31%	1.32%	1.32%	1.32%
Allowance for credit losses to period-end loans	1.43%	1.42%	1.45%	1.43%	1.45%
Charge-offs ratios:
Gross charge-offs to average loans	0.20%	0.39%	0.11%	0.30%	0.13%
Recoveries to average loans	0.08%	0.24%	0.05%	0.16%	0.05%
Net charge-offs to average loans	0.12%	0.15%	0.06%	0.14%	0.08%
Net Charge-offs to average loans by portfolio
Commercial non real estate	0.19%	(0.14)%	0.05%	0.03%	0.10%
Commercial real estate - owner-occupied	(0.10)%	(0.01)%	(0.02)%	(0.06)%	(0.02)%
Total commercial & industrial	0.12%	(0.11)%	0.04%	0.01%	0.07%
Commercial real estate - income producing	(0.00)%	0.89%	0.01%	0.44%	0.00%
Construction and land development	0.04%	0.00%	0.00%	0.02%	0.01%
Total commercial	0.09%	0.11%	0.03%	0.10%	0.05%
Residential mortgages	(0.01)%	(0.01)%	(0.03)%	(0.01)%	(0.03)%
Consumer	0.95%	1.10%	0.64%	1.02%	0.65%

The following table sets forth for the periods indicated nonaccrual loans and loans modified or restructured, by type, and foreclosed and surplus ORE and other foreclosed assets. The table also includes loans past due 90 days or more and still accruing.

	June 30,	March 31,	December 31,	September 30,	June 30,
($ in thousands)	2024	2024	2023	2023	2023
Loans accounted for on a nonaccrual basis:
Commercial non-real estate	$13,952	$17,487	$20,840	$22,108	$39,361
Commercial non-real estate - modified	3,999	—	—	—	907
Total commercial non-real estate	17,951	17,487	20,840	22,108	40,268
Commercial real estate - owner occupied	3,741	2,197	2,228	2,432	1,620
Commercial real estate - owner-occupied - modified	919	—	—	—	675
Total commercial real estate - owner-occupied	4,660	2,197	2,228	2,432	2,295
Commercial real estate - income producing	23,603	24,066	461	344	356
Commercial real estate - income producing - modified	—	—	—	—	—
Total commercial real estate - income producing	23,603	24,066	461	344	356
Construction and land development	1,774	2,228	815	742	370
Construction and land development - modified	—	—	—	—	—
Total construction and land development	1,774	2,228	815	742	370
Residential mortgage	27,958	25,757	26,039	26,885	27,458
Residential mortgage - modified	335	167	98	20	—
Total residential mortgage	28,293	25,924	26,137	26,905	27,458
Consumer	9,972	10,180	8,555	7,800	7,473
Consumer - modified	—	—	—	—	—
Total consumer	9,972	10,180	8,555	7,800	7,473
Total nonaccrual loans	$86,253	$82,082	$59,036	$60,331	$78,220
ORE and foreclosed assets	2,114	2,793	3,628	4,527	2,174
Total nonaccrual loans and ORE and foreclosed assets	$88,367	$84,875	$62,664	$64,858	$80,394
Modified loans - still accruing:
Commercial non-real estate	$49,892	$31,442	$21,956	$11,500	$1,010
Commercial real estate - owner occupied	802	1,761	1,774	17,035	—
Commercial real estate - income producing	3,483	1,573	—	—	—
Construction and land development	82	84	85	86	—
Residential mortgage	2,738	2,180	359	166	—
Consumer	425	385	274	62	—
Total modified loans - still accruing	$57,422	$37,425	$24,448	$28,849	$1,010
Total reportable modified loans	$62,675	$37,592	$24,546	$28,869	$2,592
Loans 90 days past due still accruing	$6,069	$7,938	$9,609	$24,170	$7,552
Ratios:
Nonaccrual loans to total loans	0.36%	0.34%	0.25%	0.25%	0.33%
Nonaccrual loans plus ORE and foreclosed assets to loans plus ORE and foreclosed assets	0.37%	0.35%	0.26%	0.27%	0.34%
Allowance for loan losses to nonaccrual loans	366.54%	382.21%	521.56%	507.68%	402.07%
Allowance for loan losses to nonaccrual loans and accruing loans 90 days past due	342.44%	348.51%	448.55%	362.47%	366.67%
Loans 90 days past due still accruing to loans	0.03%	0.03%	0.04%	0.10%	0.03%

Nonaccrual loans plus ORE and foreclosed assets totaled $88.4 million at June 30, 2024, up $3.5 million from March 31, 2024 and $25.7 million from December 31, 2023. Nonaccrual loans of $86.3 million increased $4.2 million from March 31, 2024 and $27.2 million from December 31, 2023. While the level of nonaccrual loans continued to increase, the ratio remains relatively low at 0.36% of the total portfolio and we believe is largely representative of a continued normalization of credit metrics following a mostly benign credit environment in recent years. ORE and foreclosed assets were $2.1 million at June 30, 2024, down $0.7 million from March 31, 2024. Nonaccrual loans plus ORE and other foreclosed assets as a percentage of total loans, ORE and other foreclosed assets was 0.37% at June 30, 2024, up 2 bps from March 31, 2024 and 12 bps from December 31, 2023.

We expect to continue to see modest charge-offs and provision for credit losses for the remainder of 2024. Loan growth, portfolio mix, asset quality metrics and future assumptions in economic forecasts will drive the level of credit loss reserves.

Deposits

Deposits provide the most significant source of funding for our interest earning assets. Generally, our ability to compete for market share depends on our deposit pricing and our wide range of products and services that are focused on customer needs, among other factors. We offer high-quality banking services with convenient delivery channels, including online and mobile banking. We provide specialized services to our commercial customers to promote commercial deposit growth. These services include treasury management, industry expertise and lockbox services.

The failures of several large U.S. banks in the first half of 2023 created disruption in the financial services industry. While many factors played a role in the ultimate failures, these institutions had significant industry/demographic concentration within their deposit bases and a high ratio of uninsured deposits. Lack of diversity in concentration within a deposit base may increase the risk of events or trends that could prompt a larger-scale demand for deposits outflow. Concerns over a financial institution's ability to protect deposit balances in excess of the federally insured limit may increase the risk of a deposit run. We consider our deposit base to be seasoned, stable and well-diversified. We also offer our customers an insured cash sweep product (ICS) that allows customers to secure deposits above FDIC insured limits. We continue to see an increase in demand for the ICS product, with the balance totaling $403.9 million at June 30, 2024, compared to $372.5 million at March 31, 2024 and $303.8 million at December 31, 2023. At June 30, 2024, we have calculated our average deposit account size by dividing period-end deposits by the population of accounts with balances to be approximately $37,000 which includes $194,000 in our commercial and small business lines (excluding public funds), $125,400 in our wealth management business line, and $18,500 in our consumer business line.

Further, at June 30, 2024, our sources of liquidity exceed uninsured deposits. We have estimated the Bank’s amount of uninsured deposits using the methodologies and assumptions required for FDIC regulatory reporting to be approximately $13.8 billion at June 30, 2024, compared to $14.0 billion at March 31, 2024 and $13.8 billion at December 31, 2023. Our uninsured deposit total at June 30, 2024 includes approximately $3.3 billion of public funds that have pledged securities as collateral, leaving approximately $10.5 billion of noncollateralized, uninsured deposits compared to total liquidity of $19.4 billion. Our ratio of noncollateralized, uninsured deposits to total deposits was approximately 35.9% at June 30, 2024, compared to 35.4% at March 31, 2024 and 34.4% at December 31, 2023.

Total deposits were $29.2 billion at June 30, 2024, down $575.2 million, or 2%, from March 31, 2024 and down $489.3 million, or 2%, from December 31, 2023. Average deposits for the second quarter of 2024 were $29.1 billion, down $491.9 million, or 2%, from the first quarter of 2024.

The following table shows the composition of our deposits at each date indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
($ in thousands)	2024	2024	2023	2023	2023

Noninterest-bearing deposits	$10,642,213	$10,802,127	$11,030,515	$11,626,371	$12,171,817
Interest-bearing retail transaction and savings deposits	10,824,142	10,969,720	10,680,741	10,678,462	10,455,175
Interest-bearing public fund deposits:
Public fund transaction and savings deposits	2,837,048	2,989,966	3,069,341	2,761,267	2,828,301
Public fund time deposits	84,676	76,304	73,674	91,969	97,130
Total interest-bearing public fund deposits	2,921,724	3,066,270	3,143,015	2,853,236	2,925,431
Retail time deposits	4,612,564	4,543,018	4,246,027	4,005,025	3,328,577
Brokered time deposits	200,075	394,771	589,761	1,157,243	1,162,501
Total interest-bearing deposits	18,558,505	18,973,779	18,659,544	18,693,966	17,871,684
Total deposits	$29,200,718	$29,775,906	$29,690,059	$30,320,337	$30,043,501

Noninterest-bearing demand deposits totaled $10.6 billion at June 30, 2024, down $159.9 million, or 1%, from March 31, 2024 and $388.3 million, or 4%, from December 31, 2023. Noninterest-bearing demand deposits comprised 36% of total deposits at June 30, 2024, unchanged compared to March 31, 2024 and down from 37% at December 31, 2023. Noninterest-bearing deposit levels have trended downward in recent quarters as customers shift to interest-bearing products amid the elevated interest rate environment and as spending increases in an inflationary environment. The current level of noninterest-bearing deposits to total deposits of 36% represents what we consider to be a more typical, pre-pandemic mix of noninterest-bearing and interest-bearing deposits.

Interest-bearing transaction and savings accounts totaled $10.8 billion at June 30, 2024, down $145.6 million, or 1%, from March 31, 2024 and up $143.4 million, or 1%, from December 31, 2023. The linked-quarter decrease is in part attributable to seasonality. Interest-bearing public fund deposits totaled $2.9 billion at June 30, 2024, down $144.5 million, or 5%, from March 31, 2024 and down $221.3 million, or 7%, from December 31, 2023. The decrease in public funds deposits is mostly reflective of typical seasonal outflows. Retail time deposits totaled $4.6 billion at June 30, 2024, up $69.5 million, or 2%, from March 31, 2024 and $366.5 million, or 9%, from December 31, 2023. Despite maturity concentrations and promotional rate reductions during the period, retail time deposits increased linked-quarter as rate offerings remain attractive. Brokered time deposits totaled $200.1 million at June 30, 2024, down $194.7 million from March 31, 2024 and $389.7 million from December 31, 2023 as a result of net maturities of instruments that were not replaced. Our brokered deposits bear interest at a weighted average rate of 5.52% with maturities between August 2024 and February 2025.

The rate paid on interest-bearing deposits for the second quarter of 2024 was virtually flat compared to the first quarter of 2024, with decreases in rates paid on time deposits and public funds deposits offsetting increases in rates paid on interest-bearing transaction and savings deposits. Rates paid on deposits will vary based on prevailing interest rates and promotional rate offerings on the various product types. The following table sets forth average balances and weighted-average rates paid on deposits for the second and first quarters of 2024 and the second quarter of 2023.

	Three months ended
	June 30, 2024			March 31, 2024			June 30, 2023
($ in millions)	Balance	Rate	Mix	Balance	Rate	Mix	Balance	Rate	Mix
Interest-bearing deposits:
Interest-bearing transaction deposits	$2,610.5	1.55%	9.0%	$2,557.7	1.46%	8.7%	$2,355.0	0.74%	8.0%
Money market deposits	6,036.1	3.32	20.8	6,131.3	3.28	20.7	5,648.8	2.62	19.2
Savings deposits	2,094.9	0.29	7.2	2,114.2	0.15	7.2	2,493.7	0.01	8.5
Time deposits	4,833.4	4.72	16.6	4,965.3	4.79	16.8	3,740.3	3.95	12.7
Public Funds	2,967.3	3.58	10.2	3,119.4	3.65	10.6	2,981.7	3.27	10.2
Total interest-bearing deposits	18,542.2	3.14%	63.8	18,887.9	3.14%	64.0	17,219.5	2.39%	58.6
Noninterest-bearing demand deposits	10,526.9		36.2	10,673.1		36.0	12,153.4		41.4
Total deposits	$29,069.1		100.0%	$29,561.0		100.0%	$29,372.9		100.0%

The following sets forth the maturities of time certificates of deposit greater than $250,000 at June 30, 2024.

June 30,
($ in thousands)	2024
Three months	$976,296
Over three months through six months	704,382
Over six months through one year	132,197
Over one year	15,171
Total	$1,828,046

Management expects December 31, 2024 period-end deposits to be flat to down slightly from the December 31, 2023 balance of $29.7 billion.

Short-Term Borrowings

At June 30, 2024, short-term borrowings totaled $1.4 billion, up $696.2 million from March 31, 2024 and $209.1 million from December 31, 2023. The linked-quarter change is primarily attributable to a change in the funding mix that included an increase in FHLB borrowings of $650 million. Average short-term borrowings of $1.1 billion in the second quarter of 2024 were up $354.9 million, or 45%, from the first quarter of 2024.

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

Long-Term Debt

Long-term debt totaled $236.4 million at June 30, 2024, virtually unchanged from March 31, 2024 and December 31, 2023.

Long-term debt at June 30, 2024 includes subordinated notes payable with an aggregate principal amount of $172.5 million, a stated maturity of June 15, 2060, and a fixed rate of 6.25% per annum that qualify as Tier 2 capital of certain regulatory capital ratios. Subject to prior approval by the Federal Reserve, the Company may redeem these notes in whole or in part on any of its quarterly interest payment dates after June 15, 2025.

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

The contractual amounts of these instruments reflect our exposure to credit risk. The Bank undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. At June 30, 2024, the Company had a reserve for credit losses on unfunded lending commitments totaling $26.1 million.

The following table shows the commitments to extend credit and letters of credit at June 30, 2024 according to expiration date.

		Expiration Date
		Less than	1-3	3-5	More than
($ in thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$9,083,730	$3,523,808	$2,491,494	$2,245,361	$823,067
Letters of credit	461,403	370,490	30,242	60,543	128
Total	$9,545,133	$3,894,298	$2,521,736	$2,305,904	$823,195

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

Net Interest Income at Risk

The following table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in rates at June 30, 2024. Shifts are measured in 100 basis point increments in a range from -500 to +500 basis points from base case, with -300 through +300 basis points presented in the table below. Our interest rate sensitivity modeling incorporates a number of assumptions including loan and deposit repricing characteristics, the rate of loan prepayments and other factors. The base scenario assumes that the current interest rate environment is held constant over a 24-month forecast period and is the scenario to which all others are compared in order to measure the change in net interest income. Policy limits on the change in net interest income under a variety of interest rate scenarios are approved by the Board of Directors. All policy scenarios assume a static volume forecast where the balance sheet is held constant, although other scenarios are modeled.

	Estimated Increase
	(Decrease) in NII
Change in Interest Rates	Year 1	Year 2
(basis points)
-300	-6.34%	-11.79%
-200	-3.54%	-7.66%
-100	-1.49%	-3.54%
+100	1.63%	3.23%
+200	2.99%	6.29%
+300	4.39%	9.42%

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

Economic Value of Equity (EVE)

EVE simulation involves calculating the present value of all future cash flows from assets and subtracting the present value of all future cash outflows from liabilities including the impact of off-balance sheet items such as interest rate hedges. This analysis results in a theoretical market value of the bank's equity or EVE. Management’s focus on EVE analysis is not on the resulting calculation of EVE itself, but instead on the sensitivity of EVE to changes in market rates. Policy limits on the change in EVE under a variety of interest rate scenarios are approved by the Board of Directors. The following table presents an analysis of the change in the Bank’s EVE resulting from instantaneous and parallel shifts in rates as of June 30, 2024. Shifts are measured in 100 basis point increments ranging from -500 to +500 basis points from base case, with -300 through +300 basis points presented in table below.

		Estimated Change in EVE at
Change in Interest Rates		June 30, 2024
(basis points)
-	300	4.26%
-	200	3.73%
-	100	2.31%
+	100	-2.86%
+	200	-5.97%
+	300	-9.12%

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

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were effective.

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended June 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has in place a Board-approved stock buyback program whereby the Company is authorized to repurchase up to 4,297,000 shares of its common stock through the program’s expiration date of December 31, 2024. The program allows the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions in accordance with the rules and regulations of the Securities and Exchange Commission. The Company is not obligated to purchase any shares under this program and the repurchase authorization may be terminated or amended by the Board at any time prior to the expiration date.

The following is a summary of common share repurchases during the three months ended June 30, 2024.

	Total number of shares or units purchased (a)	Average price paid per share	Total number of shares purchased as part of a publicly announced plan or program	Maximum number of shares that may yet be purchased under such plans or programs
April 1, 2024 - April 30, 2024	—	$—	—	4,297,000
May 1, 2024 - May 31, 2024	264,629	$46.89	259,233	4,037,767
June 1, 2024 - June 30, 2024	53,760	$45.70	53,760	3,984,007
	318,389	$46.69	312,993

(a) Includes common stock purchased in connection with our share-based payment plans related shares used to cover payroll tax withholding requirements. See Note 18 – Share-Based Payment Arrangements in our 2023 Form 10-K, which includes additional information regarding our share-based incentive plans.

Item 5. Other Information

Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2024.

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

August 7, 2024