Form 10-Q
period 2024-09-30
HANCOCK WHITNEY CORP
filed 2024-11-07
CIK 750577

*

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

86,060,352 common shares were outstanding at October 31, 2024.

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

OCI – other comprehensive income or loss

OD – Overdraft

ORE – other real estate defined as foreclosed and surplus real estate

PCD – purchased credit deteriorated loans, as defined by ASC 326

Pension Plan – the Hancock Whitney Corporation Pension Plan and Trust Agreement

PPNR – Pre-provision net revenue

QSCB – Qualified School Construction Bonds

QZAB – Qualified Zone Academy Bonds

Repos – securities sold under agreements to repurchase

RSU – restricted stock units

SBA – Small Business Administration

SBIC – Small Business Investment Company

SEC – U.S. Securities and Exchange Commission

Securities Act – Securities Act of 1933, as amended

Short-term Investments – the sum of Interest-bearing bank deposits and Federal funds sold

SOFR – Secured Overnight Financing Rate

Supplemental disclosure items – certain highlighted items that are outside of our principal business and/or are not indicative of forward-looking trends

TBA – To Be Announced security contracts

te – taxable equivalent adjustment, or the term used to indicate that a financial measure is presented on a fully taxable equivalent basis

TSR – total shareholder return

U.S. Treasury – The United States Department of the Treasury

401(k) Plan – the Hancock Whitney Corporation 401(k) Savings Plan and Trust Agreement

Part I. Financial Information

Item 1. Financial Statements

Hancock Whitney Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except per share data)	2024	2023
ASSETS
Cash and due from banks	$569,876	$561,202
Interest-bearing bank deposits	794,807	626,646
Federal funds sold	424	436
Securities available for sale, at fair value (amortized cost of $5,745,280 and $5,496,718)	5,296,147	4,915,195
Securities held to maturity (fair value of $2,325,258 and $2,485,918)	2,473,633	2,684,779
Loans held for sale (includes $23,462 and $13,269 measured at fair value)	24,624	26,124
Loans	23,455,587	23,921,917
Less: allowance for loan losses	(317,271)	(307,907)
Loans, net	23,138,316	23,614,010
Property and equipment, net of accumulated depreciation of $340,871 and $318,746	284,928	301,639
Right of use assets, net of accumulated amortization of $63,942 and $55,815	99,779	105,799
Prepaid expenses	50,091	45,234
Other real estate and foreclosed assets, net	27,732	3,628
Accrued interest receivable	148,078	157,179
Goodwill	855,453	855,453
Other intangible assets, net	37,430	44,637
Life insurance contracts	765,342	749,495
Funded pension assets, net	252,570	216,849
Deferred tax asset, net	107,842	153,384
Other assets	311,035	516,884
Total assets	$35,238,107	$35,578,573
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$10,499,476	$11,030,515
Interest-bearing	18,483,429	18,659,544
Total deposits	28,982,905	29,690,059
Short-term borrowings	1,265,944	1,154,829
Long-term debt	236,431	236,317
Accrued interest payable	26,910	45,000
Lease liabilities	118,714	125,618
Other liabilities	432,516	523,089
Total liabilities	31,063,420	31,774,912
Stockholders' equity:
Common stock	309,513	309,513
Capital surplus	1,723,086	1,739,671
Retained earnings	2,617,584	2,375,604
Accumulated other comprehensive loss, net	(475,496)	(621,127)
Total stockholders' equity	4,174,687	3,803,661
Total liabilities and stockholders' equity	$35,238,107	$35,578,573
Preferred shares authorized (par value of $20.00 per share)	50,000	50,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	92,947	92,947
Common shares outstanding	86,136	86,345

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Interest income:
Loans, including fees	$369,349	$358,669	$1,102,632	$1,014,726
Loans held for sale	575	798	1,318	1,458
Securities-taxable	49,148	46,934	143,685	142,081
Securities-tax exempt	4,359	4,624	13,356	14,073
Short-term investments	6,045	4,802	17,714	21,365
Total interest income	429,476	415,827	1,278,705	1,193,703
Interest expense:
Deposits	147,227	130,797	439,320	297,783
Short-term borrowings	7,421	12,732	21,828	58,528
Long-term debt	3,064	3,064	9,192	9,253
Total interest expense	157,712	146,593	470,340	365,564
Net interest income	271,764	269,234	808,365	828,139
Provision for credit losses	18,564	28,498	40,255	42,151
Net interest income after provision for credit losses	253,200	240,736	768,110	785,988
Noninterest income:
Service charges on deposit accounts	23,144	22,264	67,658	64,377
Trust fees	18,014	16,593	53,564	50,720
Bank card and ATM fees	21,639	20,555	64,088	62,258
Investment and annuity fees and insurance commissions	10,890	8,520	32,523	25,628
Secondary mortgage market operations	3,379	2,609	9,816	7,076
Other income	18,829	15,433	45,271	39,470
Total noninterest income	95,895	85,974	272,920	249,529
Noninterest expense:
Compensation expense	94,371	95,650	288,061	282,174
Employee benefits	21,400	20,616	67,593	64,279
Personnel expense	115,771	116,266	355,654	346,453
Net occupancy expense	13,438	13,434	39,991	38,347
Equipment expense	4,689	4,776	13,229	14,555
Data processing expense	31,124	29,822	91,232	87,566
Professional services expense	10,984	9,519	29,478	27,565
Amortization of intangible assets	2,292	2,813	7,207	8,884
Deposit insurance and regulatory fees	5,480	5,851	20,419	18,234
Other real estate and foreclosed assets income, net	(411)	(26)	(1,706)	(153)
Other expense	20,472	22,220	62,073	66,246
Total noninterest expense	203,839	204,675	617,577	607,697
Income before income taxes	145,256	122,035	423,453	427,820
Income taxes expense	29,684	24,297	84,712	85,821
Net income	$115,572	$97,738	$338,741	$341,999
Earnings per common share-basic	$1.33	$1.12	$3.89	$3.93
Earnings per common share-diluted	$1.33	$1.12	$3.88	$3.92
Dividends paid per share	$0.40	$0.30	$1.10	$0.90
Weighted average shares outstanding-basic	86,234	86,131	86,421	86,082
Weighted average shares outstanding-diluted	86,560	86,437	86,650	86,368

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2024	2023	2024	2023
Net income	$115,572	$97,738	$338,741	$341,999
Other comprehensive income (loss) before income taxes:
Net change in unrealized loss on securities available for sale, cash flow hedges and equity method investment	219,703	(184,530)	121,552	(187,089)
Reclassification of loss realized and included in earnings	13,964	12,854	41,689	33,619
Valuation adjustments to employee benefit plans	—	214	22,014	(7,307)
Amortization of unrealized net loss on securities transferred to held to maturity	461	421	1,279	1,343
Other comprehensive income (loss) before income taxes	234,128	(171,041)	186,534	(159,434)
Income tax expense (benefit)	51,688	(38,833)	40,903	(36,622)
Other comprehensive income (loss) net of income taxes	182,440	(132,208)	145,631	(122,812)
Comprehensive income (loss)	$298,012	$(34,470)	$484,372	$219,187

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended September 30, 2024 and 2023					Accumulated
	Common Stock				Other
(in thousands, except parenthetical share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Loss	Total
Balance, June 30, 2024	92,947	$309,513	$1,732,084	$2,537,057	$(657,936)	$3,920,718
Net income	—	—	—	115,572	—	115,572
Other comprehensive income	—	—	—	—	182,440	182,440
Comprehensive income						298,012
Cash dividends declared ($0.40 per common share)	—	—	—	(35,089)	—	(35,089)
Common stock activity, long-term incentive plans	—	—	5,276	44	—	5,320
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	1,077	—	—	1,077
Repurchase of common stock (300,000 Shares)	—	—	(15,351)	—	—	(15,351)
Balance, September 30, 2024	92,947	$309,513	$1,723,086	$2,617,584	$(475,496)	$4,174,687
Balance, June 30, 2023	92,947	$309,513	$1,727,745	$2,280,004	$(762,786)	$3,554,476
Net income	—	—	—	97,738	—	97,738
Other comprehensive loss	—	—	—	—	(132,208)	(132,208)
Comprehensive loss						(34,470)
Dividends declared ($0.30 per common share)	—	—	—	(26,390)	—	(26,390)
Common stock activity, long-term incentive plans	—	—	6,429	34	—	6,463
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	924	—	—	924
Balance, September 30, 2023	92,947	$309,513	$1,735,098	$2,351,386	$(894,994)	$3,501,003

Nine Months Ended September 30, 2024 and 2023					Accumulated
	Common Stock				Other
(in thousands, except parenthetical share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Loss	Total
Balance, December 31, 2023	92,947	$309,513	$1,739,671	$2,375,604	$(621,127)	$3,803,661
Net income	—	—	—	338,741	—	338,741
Other comprehensive income	—	—	—	—	145,631	145,631
Comprehensive income						484,372
Dividends declared ($1.10 per common share)	—	—	—	(96,890)	—	(96,890)
Common stock activity, long-term incentive plans	—	—	10,293	129	—	10,422
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	3,095	—	—	3,095
Repurchase of common stock (612,993 Shares)	—	—	(29,973)	—	—	(29,973)
Balance, September 30, 2024	92,947	$309,513	$1,723,086	$2,617,584	$(475,496)	$4,174,687
Balance, December 31, 2022	92,947	$309,513	$1,716,884	$2,088,413	$(772,182)	$3,342,628
Net income	—	—	—	341,999	—	341,999
Other comprehensive loss	—	—	—	—	(122,812)	(122,812)
Comprehensive income						219,187
Dividends declared ($0.90 per common share)	—	—	—	(79,169)	—	(79,169)
Common stock activity, long-term incentive plans	—	—	15,356	143	—	15,499
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	2,858	—	—	2,858
Balance, September 30, 2023	92,947	$309,513	$1,735,098	$2,351,386	$(894,994)	$3,501,003

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
($ in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$338,741	341,999
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,530	26,183
Provision for credit losses	40,255	42,151
Gain on other real estate and foreclosed assets	(1,826)	(375)
Deferred tax expense	4,640	3,266
Increase cash surrender value of life insurance contracts	(21,116)	(13,452)
(Gain) loss on disposal of assets	(1,365)	981
Net (increase) decrease in loans held for sale	1,614	(14,572)
Net amortization of securities premium/discount	10,211	14,233
Amortization of intangible assets	7,207	8,884
Stock-based compensation expense	17,171	18,677
Net change in derivative collateral liability	(31,172)	101,108
Net increase (decrease) in interest payable and other liabilities	(781)	26,642
Net (increase) decrease in other assets	52,594	(143,211)
Other, net	(6,520)	(10,111)
Net cash provided by operating activities	434,183	402,403
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale	293,734	246,825
Purchases of securities available for sale	(542,759)	(40,047)
Proceeds from maturities of securities held to maturity	203,433	122,782
Purchases of securities held to maturity	—	(6,023)
Proceeds received upon termination of fair value hedge instruments	—	16,550
Payments made to terminate cash flow hedge instruments	(13,730)	(2,915)
Net increase in short-term investments	(168,149)	(493,889)
Net redemption (purchases) of Federal Home Loan Bank stock	122,528	(68,057)
Proceeds from sales of loans and leases	100,518	79,422
Net (increase) decrease in loans	307,662	(978,775)
Purchases of property and equipment	(7,500)	(24,572)
Proceeds from sales of other real estate and foreclosed assets	5,695	1,862
Other, net	(1,153)	(4,325)
Net cash provided by (used in) investing activities	300,279	(1,151,162)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(707,154)	1,249,988
Net increase (decrease) in short-term borrowings	111,115	(445,343)
Dividends paid	(96,153)	(78,531)
Payroll tax remitted on net share settlement of equity awards	(6,880)	(3,321)
Proceeds from dividend reinvestment and stock purchase plans	3,095	2,858
Repurchase of common stock	(29,811)	—
Net cash provided by (used in) financing activities	(725,788)	725,651
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	8,674	(23,108)
CASH AND DUE FROM BANKS, BEGINNING	561,202	564,459
CASH AND DUE FROM BANKS, ENDING	$569,876	$541,351
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$28,010	$4,067

See notes to unaudited consolidated financial statements.

HANCOCK WHITNEY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated financial statements include the accounts of Hancock Whitney Corporation and all other entities in which it has a controlling interest (the “Company”). The financial statements include all adjustments that are, in the opinion of management, necessary to fairly state the Company’s financial condition, results of operations, changes in stockholders’ equity and cash flows for the interim periods presented. The Company has also evaluated all subsequent events for potential recognition and disclosure through the date of the filing of this Quarterly Report on Form 10-Q (this "Report" or "report'). Some financial information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Financial information reported in these financial statements is not necessarily indicative of the Company’s financial condition, results of operations, or cash flows for any other interim or annual period.

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

2. Securities

The following tables set forth the amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities classified as available for sale and held to maturity at September 30, 2024 and December 31, 2023. Amortized cost of securities does not include accrued interest which is reflected in the accrued interest line item on the consolidated balance sheets totaling $29.6 million at September 30, 2024 and $27.4 million at December 31, 2023.

	September 30, 2024				December 31, 2023
		Gross	Gross			Gross	Gross
Securities Available for Sale	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$171,333	$3,806	$1,371	$173,768	$97,741	$1,581	$1,514	$97,808
Municipal obligations	201,128	55	1,824	199,359	203,533	79	2,200	201,412
Residential mortgage-backed securities	2,469,381	6,687	280,396	2,195,672	2,440,411	2,734	329,279	2,113,866
Commercial mortgage-backed securities	2,839,988	13,836	185,916	2,667,908	2,683,872	7,176	253,576	2,437,472
Collateralized mortgage obligations	39,950	—	1,964	37,986	47,661	—	3,376	44,285
Corporate debt securities	23,500	—	2,046	21,454	23,500	—	3,148	20,352
Total	$5,745,280	$24,384	$473,517	$5,296,147	$5,496,718	$11,570	$593,093	$4,915,195

	September 30, 2024				December 31, 2023
		Gross	Gross			Gross	Gross
Securities Held to Maturity	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$400,115	$661	$34,673	$366,103	$413,490	$179	$43,971	$369,698
Municipal obligations	628,365	915	15,255	614,025	664,488	1,252	19,593	646,147
Residential mortgage-backed securities	593,502	—	43,613	549,889	654,262	—	59,223	595,039
Commercial mortgage-backed securities	824,601	—	55,404	769,197	920,048	—	75,803	844,245
Collateralized mortgage obligations	27,050	—	1,006	26,044	32,491	—	1,702	30,789
Total	$2,473,633	$1,576	$149,951	$2,325,258	$2,684,779	$1,431	$200,292	$2,485,918

The following tables present the amortized cost and fair value of debt securities available for sale and held to maturity at September 30, 2024 by contractual maturity. Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateral mortgage obligations.

Debt Securities Available for Sale	Amortized	Fair
($ in thousands)	Cost	Value
Due in one year or less	$66,226	$66,092
Due after one year through five years	946,854	934,210
Due after five years through ten years	2,292,196	2,121,901
Due after ten years	2,440,004	2,173,944
Total available for sale debt securities	$5,745,280	$5,296,147

Debt Securities Held to Maturity	Amortized	Fair
($ in thousands)	Cost	Value
Due in one year or less	$95,237	$94,381
Due after one year through five years	791,983	763,985
Due after five years through ten years	581,877	554,189
Due after ten years	1,004,536	912,703
Total held to maturity securities	$2,473,633	$2,325,258

The Company held no securities classified as trading at September 30, 2024 and December 31, 2023.

There were no gross gains or gross losses on sales of securities during the nine months ended September 30, 2024 and 2023. Net gains or losses, when applicable, are reflected in the "Securities transactions, net" line item on the Consolidated Statements of Income.

Securities with carrying values totaling approximately $3.4 billion and $4.7 billion were pledged as collateral at September 30, 2024 and December 31, 2023, respectively, primarily to secure public deposits or securities sold under agreements to repurchase.

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

The fair value and gross unrealized losses for securities classified as available for sale with unrealized losses for the periods indicated follow.

Available for Sale
September 30, 2024	Losses < 12 months		Losses 12 months or >		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$7,982	$17	$7,545	$1,354	$15,527	$1,371
Municipal obligations	2,820	—	174,748	1,824	177,568	1,824
Residential mortgage-backed securities	38,596	72	1,674,765	280,324	1,713,361	280,396
Commercial mortgage-backed securities	—	—	2,246,784	185,916	2,246,784	185,916
Collateralized mortgage obligations	—	—	37,986	1,964	37,986	1,964
Corporate debt securities	—	—	19,454	2,046	19,454	2,046
Total	$49,398	$89	$4,161,282	$473,428	$4,210,680	$473,517

Available for Sale
December 31, 2023	Losses < 12 Months		Losses 12 Months or >		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$—	$—	$7,790	$1,514	$7,790	$1,514
Municipal obligations	49,832	374	128,965	1,826	178,797	2,200
Residential mortgage-backed securities	3,062	25	1,795,154	329,254	1,798,216	329,279
Commercial mortgage-backed securities	—	—	2,227,703	253,576	2,227,703	253,576
Collateralized mortgage obligations	—	—	44,285	3,376	44,285	3,376
Corporate debt securities	—	—	19,852	3,148	19,852	3,148
Total	$52,894	$399	$4,223,749	$592,694	$4,276,643	$593,093

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

The fair value and gross unrealized losses for securities classified as held to maturity with unrealized losses for the periods indicated follow.

Held to Maturity
September 30, 2024	Losses < 12 Months		Losses 12 Months or >		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$—	$—	$336,218	$34,673	$336,218	$34,673
Municipal obligations	21,719	53	498,414	15,202	520,133	15,255
Residential mortgage-backed securities	—	—	549,890	43,613	549,890	43,613
Commercial mortgage-backed securities	—	—	769,197	55,404	769,197	55,404
Collateralized mortgage obligations	—	—	26,044	1,006	26,044	1,006
Total	$21,719	$53	$2,179,763	$149,898	$2,201,482	$149,951

Held to Maturity
December 31, 2023	Losses < 12 Months		Losses 12 Months or >		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$9,530	$63	$339,533	$43,908	$349,063	$43,971
Municipal obligations	343,401	1,801	226,165	17,792	569,566	19,593
Residential mortgage-backed securities	—	—	595,039	59,223	595,039	59,223
Commercial mortgage-backed securities	—	—	844,245	75,803	844,245	75,803
Collateralized mortgage obligations	—	—	30,789	1,702	30,789	1,702
Total	$352,931	$1,864	$2,035,771	$198,428	$2,388,702	$200,292

As of September 30, 2024 and December 31, 2023, the Company had 663 and 698 securities, respectively, with market values below their cost basis. There were no material unrealized losses related to the marketability of the securities or the issuer’s ability to meet contractual obligations. In all cases, the indicated impairment on these debt securities would be recovered no later than the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. The unrealized losses were deemed to be non-credit related at September 30, 2024 and December 31, 2023. At September 30, 2024, the Company had adequate liquidity and, therefore, neither planned to nor expected to be required to liquidate these securities before recovery of the amortized cost basis.

3. Loans and Allowance for Credit Losses

The Company generally makes loans in its market areas of southern and central Mississippi; southern and central Alabama; northwest, central and southern Louisiana; the northern, central and panhandle regions of Florida; certain areas of east and northeast Texas; and the metropolitan areas of Nashville, Tennessee and Atlanta, Georgia. In addition, and to a lesser degree, the bank makes loans both regionally and nationally, generally through its specialty lines of business, including the equipment finance, commercial real estate and healthcare segments, often with sponsors in our market areas.

The following table presents loans at their amortized cost basis, by portfolio class at September 30, 2024 and December 31, 2023. The amortized cost basis is net of unearned income and excludes accrued interest totaling $114.3 million and $124.7 million at September 30, 2024 and December 31, 2023, respectively. Accrued interest is reflected in the accrued interest line item in the Consolidated Balance Sheets.

	September 30,	December 31,
($ in thousands)	2024	2023
Commercial non-real estate	$9,588,309	$9,957,284
Commercial real estate - owner occupied	3,096,173	3,093,763
Total commercial and industrial	12,684,482	13,051,047
Commercial real estate - income producing	3,988,661	3,986,943
Construction and land development	1,423,615	1,551,091
Residential mortgages	3,988,309	3,886,072
Consumer	1,370,520	1,446,764
Total loans	$23,455,587	$23,921,917

The following briefly describes the composition of each loan category and portfolio class.

Commercial and industrial

Commercial and industrial loans are made available to businesses for working capital (including financing of inventory and receivables), business expansion, facilitating the acquisition of a business, and the purchase of equipment and machinery, including equipment leasing. These loans are primarily made based on the identified cash flows of the borrower and, when secured, have the added strength of the underlying collateral.

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

The following tables present activity in the allowance for credit losses (ACL) by portfolio class for the nine months ended September 30, 2024 and 2023, as well as the corresponding recorded investment in loans at the end of each period.

		Commercial	Total	Commercial
	Commercial	Real Estate-	Commercial	Real Estate-	Construction
	Non-Real	Owner	and	Income	and Land	Residential
($ in thousands)	Estate	Occupied	Industrial	Producing	Development	Mortgages	Consumer	Total
	Nine Months Ended September 30, 2024
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$101,737	$40,197	$141,934	$74,539	$27,039	$38,983	$25,412	$307,907
Charge-offs	(33,869)	—	(33,869)	(8,819)	(264)	(229)	(13,249)	(56,430)
Recoveries	18,067	986	19,053	7	62	430	2,586	22,138
Net provision for loan losses	22,808	(3,643)	19,165	12,740	(2,044)	3,673	10,122	43,656
Ending balance - allowance for loan losses	$108,743	$37,540	$146,283	$78,467	$24,793	$42,857	$24,871	$317,271
Reserve for unfunded lending commitments:
Beginning balance	$5,507	$327	$5,834	$1,344	$20,019	$30	$1,667	$28,894
Provision for losses on unfunded commitments	752	(43)	709	(353)	(4,250)	(27)	520	(3,401)
Ending balance - reserve for unfunded lending commitments	6,259	284	6,543	991	15,769	3	2,187	25,493
Total allowance for credit losses	$115,002	$37,824	$152,826	$79,458	$40,562	$42,860	$27,058	$342,764
Allowance for loan losses:
Individually evaluated	$4,283	$51	$4,334	$—	$—	$750	$197	$5,281
Collectively evaluated	104,460	37,489	141,949	78,467	24,793	42,107	24,674	311,990
Allowance for loan losses	$108,743	$37,540	$146,283	$78,467	$24,793	$42,857	$24,871	$317,271
Reserve for unfunded lending commitments:
Individually evaluated	$713	$—	$713	$—	$—	$—	$—	$713
Collectively evaluated	5,546	284	5,830	991	15,769	3	2,187	24,780
Reserve for unfunded lending commitments	$6,259	$284	$6,543	$991	$15,769	$3	$2,187	$25,493
Total allowance for credit losses	$115,002	$37,824	$152,826	$79,458	$40,562	$42,860	$27,058	$342,764
Loans:
Individually evaluated	$12,435	$1,219	$13,654	$1,679	$5,694	$1,893	$3,096	$26,016
Collectively evaluated	9,575,874	3,094,954	12,670,828	3,986,982	1,417,921	3,986,416	1,367,424	23,429,571
Total loans	$9,588,309	$3,096,173	$12,684,482	$3,988,661	$1,423,615	$3,988,309	$1,370,520	$23,455,587

In arriving at the allowance for credit losses at September 30, 2024, the Company weighted Moody’s September 2024 baseline economic forecast at 40% and downside mild recessionary S-2 scenario at 60%. The September 2024 baseline scenario maintains a generally optimistic outlook in its assumptions surrounding the drivers of economic growth, including its expectations of the effectiveness of the Federal Reserve's monetary policy in easing inflationary conditions without precipitating a recession. The S-2 scenario is less optimistic compared to the baseline, with a decline in business and consumer sentiment, rising political tensions, continuing elevated inflation and interest rates, and reduced credit availability leading to a forecasted mild recession beginning in the fourth quarter of 2024 and lasting for three quarters.

The increase in the allowance for loan losses at September 30, 2024 compared to December 31, 2023, reflects a relatively consistent credit loss outlook with continued focus on risks that impact certain segments within the Company’s loan portfolio, resulting in modest allowance builds across several portfolios. The decline in the reserve for unfunded commitments compared to December 31, 2023 was largely volume driven.

		Commercial	Total	Commercial
	Commercial	Real Estate-	Commercial	Real Estate-	Construction
	Non-Real	Owner	and	Income	and Land	Residential
($ in thousands)	Estate	Occupied	Industrial	Producing	Development	Mortgages	Consumer	Total
	Nine Months Ended September 30, 2023
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$96,461	$48,284	$144,745	$71,961	$30,498	$32,464	$28,121	$307,789
Charge-offs	(44,837)	—	(44,837)	(73)	(72)	(53)	(10,787)	(55,822)
Recoveries	4,419	447	4,866	12	10	888	2,701	8,477
Net provision for loan losses	43,622	(7,152)	36,470	2,441	(2,213)	3,563	5,586	45,847
Ending balance - allowance for loan losses	$99,665	$41,579	$141,244	$74,341	$28,223	$36,862	$25,621	$306,291
Reserve for unfunded lending commitments:
Beginning balance	$4,984	$302	$5,286	$1,395	$25,110	$31	$1,487	$33,309
Provision for losses on unfunded commitments	270	10	280	39	(3,874)	4	(145)	(3,696)
Ending balance - reserve for unfunded lending commitments	5,254	312	5,566	1,434	21,236	35	1,342	29,613
Total allowance for credit losses	$104,919	$41,891	$146,810	$75,775	$49,459	$36,897	$26,963	$335,904
Allowance for loan losses:
Individually evaluated	$1,666	$—	$1,666	$—	$—	$—	$—	$1,666
Collectively evaluated	97,999	41,579	139,578	74,341	28,223	36,862	25,621	304,625
Allowance for loan losses	$99,665	$41,579	$141,244	$74,341	$28,223	$36,862	$25,621	$306,291
Reserve for unfunded lending commitments:
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	5,254	312	5,566	1,434	21,236	35	1,342	29,613
Reserve for unfunded lending commitments	$5,254	$312	$5,566	$1,434	$21,236	$35	$1,342	$29,613
Total allowance for credit losses	$104,919	$41,891	$146,810	$75,775	$49,459	$36,897	$26,963	$335,904
Loans:
Individually evaluated	$17,658	$—	$17,658	$—	$—	$—	$—	$17,658
Collectively evaluated	10,057,927	3,081,327	13,139,254	4,027,553	1,614,846	3,721,106	1,463,262	23,966,021
Total loans	$10,075,585	$3,081,327	$13,156,912	$4,027,553	$1,614,846	$3,721,106	$1,463,262	$23,983,679

The allowance for credit loss for the nine months ended September 30, 2023, was down slightly when compared to December 31, 2022, reflecting a relatively stable economic outlook, with shifts between portfolios and a relatively modest decline in reserve coverage. In arriving at the allowance for credit losses at September 30, 2023, the Company weighted the baseline economic forecast at 40% and the downside S-2 mild recession scenario at 60%.

Nonaccrual loans and certain reportable modified loan disclosures

The following table shows the composition of nonaccrual loans and those without an allowance for loan loss, by portfolio class.

	September 30, 2024		December 31, 2023
($ in thousands)	Total Nonaccrual	Nonaccrual Without Allowance for Loan Loss	Total Nonaccrual	Nonaccrual Without Allowance for Loan Loss
Commercial non-real estate	$21,397	$1,838	$20,840	$13,637
Commercial real estate - owner occupied	2,889	—	2,228	—
Total commercial and industrial	24,286	1,838	23,068	13,637
Commercial real estate - income producing	1,918	1,679	461	—
Construction and land development	6,316	5,694	815	—
Residential mortgages	39,112	—	26,137	—
Consumer	11,234	2,599	8,555	—
Total loans	$82,866	$11,810	$59,036	$13,637

As a part of our loss mitigation efforts, we may provide modifications to borrowers experiencing financial difficulty to improve long-term collectability of the loans and to avoid the need for repossession or foreclosure of collateral. Nonaccrual loans include reportable nonaccruing modified loans to borrowers experiencing financial difficulty (“MEFDs”) totaling $5.4 million and $0.1 million at September 30, 2024 and December 31, 2023, respectively. Total reportable MEFDs, both accruing and nonaccruing, were $95.6 million and $24.5 million at September 30, 2024 and December 31, 2023, respectively. The Company had unfunded exposure to borrowers whose loan terms have been modified as a reportable MEFD totaling $13.6 million and $0.7 million at September 30, 2024 and December 31, 2023, respectively.

The tables below provide detail by portfolio class for reportable MEFDs entered into during the three and nine months ended September 30, 2024 and 2023. Modified facilities are reported using the balance at the end of each period reported and are reflected only once in each table based on the type of modification or combination of modification.

	Three Months Ended September 30, 2024
	Term Extension		Significant Payment Delay		Term Extensions and Significant Payment Delay		Other
($ in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Commercial non-real estate	$48,913	0.51%	$—	—	$17,020	0.18%	$—	—
Commercial real estate - owner occupied	—	—	—	—	—	—	—	—
Total commercial and industrial	48,913	0.39%	—	—	17,020	0.13%	—	—
Commercial real estate - income producing	3,050	0.08%	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—
Residential mortgages	988	0.02%	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total reportable modified loans	$52,951	0.23%	$—	—	$17,020	0.07%	$—	—

	Nine Months Ended September 30, 2024
	Term Extension		Significant Payment Delay		Term Extensions and Significant Payment Delay		Other
($ in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Commercial non-real estate	$65,619	0.68%	$—	—	$17,020	0.18%	$—	—
Commercial real estate - owner occupied	—	—	—	—	—	—	—	—
Total commercial and industrial	65,619	0.52%	—	—	17,020	0.13%	—	—
Commercial real estate - income producing	3,050	0.08%	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—
Residential mortgages	3,618	0.09%	—	—	—	—	—	—
Consumer	143	0.01%	—	—	—	—	—	—
Total reportable modified loans	$72,430	0.31%	$—	—	$17,020	0.07%	$—	—

	Three Months Ended September 30, 2023
	Term Extension		Significant Payment Delay		Term Extensions and Significant Payment Delay		Other(1)
($ in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Commercial non-real estate	$5,873	0.06%	$—	—	$4,431	0.04%	$—	—
Commercial real estate - owner occupied	—	—	—	—	17,035	0.55%	—	—
Total commercial and industrial	5,873	0.04%	—	—	21,466	0.16%	—	—
Commercial real estate - income producing	—	—	—	—	—	—	—	—
Construction and land development	86	0.01%	—	—	—	—	—	—
Residential mortgages	120	0.00%	—	—	—	—	66	0.00%
Consumer	62	0.00%	—	—	—	—	—	—
Total reportable modified loans	$6,141	0.03%	$—	—	$21,466	0.09%	$66	0.00%

(1) Includes interest rate reduction and other than insignificant payment delays

	Nine Months Ended September 30, 2023
	Term Extension		Significant Payment Delay		Term Extensions and Significant Payment Delay		Other(1)
($ in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Commercial non-real estate	$6,969	0.07%	$100	0.00%	$4,431	0.04%	$—	—
Commercial real estate - owner occupied	—	—	—	—	17,035	0.55%	—	—
Total commercial and industrial	6,969	0.05%	100	0.00%	21,466	0.16%	—	—
Commercial real estate - income producing	—	—	—	—	—	—	—	—
Construction and land development	86	0.01%	—	—	—	—	—	—
Residential mortgages	120	0.00%	—	—	—	—	66	0.00%
Consumer	62	0.00%	—	—	—	—	—	—
Total reportable modified loans	$7,237	0.03%	$100	0.00%	$21,466	0.09%	$66	0.00%

(1) Includes interest rate reduction and other than insignificant payment delays

Reportable modifications to borrowers experiencing financial difficulty during the three months ended September 30, 2024 consisted of weighted average term extensions totaling approximately nine months for commercial loans, and two years for residential mortgage loans. Reportable modifications to borrowers experiencing financial difficulty during the nine months ended September 30, 2024 consisted of weighted average term extensions totaling approximately nine months for commercial loans, five years for residential mortgage loans and four years for consumer loans. The weighted average term of other than insignificant payment delays was three months for commercial loans during both the three and nine months ended September 30, 2024. Reported term extensions and payment delays are considered more than insignificant when they exceed six months when considering other modifications made in the past twelve months.

Reportable modifications to borrowers experiencing financial difficulty during both the three and nine months ended September 30, 2023 consisted of weighted average term extensions totaling approximately eight months for commercial loans, fifteen years for residential mortgage loans and five years for consumer loans. The weighted average term of other than insignificant payment delays was four months.

The tables below present the aging analysis of reportable modifications to borrowers experiencing financial difficulty by portfolio class at September 30, 2024 and December 31, 2023.

September 30, 2024	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Reportable Modified Loans
(in thousands)
Commercial non-real estate	$149	$—	$3,955	$4,104	$82,459	$86,563
Commercial real estate - owner occupied	—	—	901	901	799	1,700
Total commercial and industrial	149	—	4,856	5,005	83,258	88,263
Commercial real estate - income producing	—	—	—	—	3,050	3,050
Construction and land development	—	—	—	—	—	—
Residential mortgages	—	—	334	334	3,551	3,885
Consumer	—	—	196	196	158	354
Total reportable modified loans	$149	$—	$5,386	$5,535	$90,017	$95,552

December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Reportable Modified Loans
(in thousands)
Commercial non-real estate	$3,149	$233	$4,430	$7,812	$14,145	$21,957
Commercial real estate - owner occupied	—	—	—	—	1,774	1,774
Total commercial and industrial	3,149	233	4,430	7,812	15,919	23,731
Commercial real estate - income producing	—	—	—	—	—	—
Construction and land development	—	—	—	—	85	85
Residential mortgages	66	—	—	66	390	456
Consumer	—	—	—	—	274	274
Total reportable modified loans	$3,215	$233	$4,430	$7,878	$16,668	$24,546

There were loans to three commercial borrowers totaling $3.6 million, two residential mortgage borrowers totaling $0.3 million and one consumer borrower totaling $0.2 million with reportable term extensions and/or significant payment delays and interest rate reduction modifications that had post modification payment defaults during the three month period ended September 30, 2024. For the nine month period ended September 30, 2024, there were loans to six commercial borrowers totaling $13.2 million, three residential mortgage borrowers totaling $0.4 million, and one consumer borrower totaling $0.2 million with reportable term extensions and/or significant payment delays and interest rate reduction modifications that had post modification payment defaults. There was one residential mortgage loan totaling $20 thousand with a reportable interest rate reduction and a term extension modification that had a post modification payment default during the three and nine month periods ended September 30, 2023. A payment default occurs if the loan is either 90 days or more delinquent or has been charged off as of the end of the period presented.

Aging Analysis

The tables below present the aging analysis of past due loans by portfolio class at September 30, 2024 and December 31, 2023.

September 30, 2024	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Still Accruing
($ in thousands)
Commercial non-real estate	$13,822	$5,275	$20,944	$40,041	$9,548,268	$9,588,309	$2,040
Commercial real estate - owner occupied	32,229	977	2,957	36,163	3,060,010	3,096,173	154
Total commercial and industrial	46,051	6,252	23,901	76,204	12,608,278	12,684,482	2,194
Commercial real estate - income producing	264	—	1,875	2,139	3,986,522	3,988,661	—
Construction and land development	528	338	2,534	3,400	1,420,215	1,423,615	68
Residential mortgages	9,700	14,821	30,618	55,139	3,933,170	3,988,309	229
Consumer	11,771	5,464	10,285	27,520	1,343,000	1,370,520	3,476
Total loans	$68,314	$26,875	$69,213	$164,402	$23,291,185	$23,455,587	$5,967

December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Still Accruing
($ in thousands)
Commercial non-real estate	$12,311	$4,381	$21,132	$37,824	$9,919,460	$9,957,284	$5,782
Commercial real estate - owner occupied	1,614	1,596	1,715	4,925	3,088,838	3,093,763	431
Total commercial and industrial	13,925	5,977	22,847	42,749	13,008,298	13,051,047	6,213
Commercial real estate - income producing	3,938	606	408	4,952	3,981,991	3,986,943	—
Construction and land development	1,655	1,220	1,208	4,083	1,547,008	1,551,091	742
Residential mortgages	40,189	9,121	18,960	68,270	3,817,802	3,886,072	172
Consumer	11,059	5,957	6,611	23,627	1,423,137	1,446,764	2,482
Total loans	$70,766	$22,881	$50,034	$143,681	$23,778,236	$23,921,917	$9,609

Credit Quality Indicators

The following tables present the credit quality indicators by segment and portfolio class of loans at September 30, 2024 and December 31, 2023. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process.

	September 30, 2024
($ in thousands)	Commercial Non-Real Estate	Commercial Real Estate - Owner- Occupied	Total Commercial and Industrial	Commercial Real Estate - Income Producing	Construction and Land Development	Total Commercial
Grade:
Pass	$8,972,487	$2,955,381	$11,927,868	$3,832,191	$1,351,321	$17,111,380
Pass-Watch	185,234	93,417	278,651	133,406	65,314	477,371
Special Mention	93,200	9,187	102,387	6,491	602	109,480
Substandard	337,388	38,188	375,576	16,573	6,378	398,527
Doubtful	—	—	—	—	—	—
Total	$9,588,309	$3,096,173	$12,684,482	$3,988,661	$1,423,615	$18,096,758

	December 31, 2023
($ in thousands)	Commercial Non-Real Estate	Commercial Real Estate - Owner- Occupied	Total Commercial and Industrial	Commercial Real Estate - Income Producing	Construction and Land Development	Total Commercial
Grade:
Pass	$9,524,018	$3,016,277	$12,540,295	$3,799,004	$1,542,460	$17,881,759
Pass-Watch	234,211	52,027	286,238	139,932	7,460	433,630
Special Mention	11,486	6,647	18,133	40,826	356	59,315
Substandard	187,569	18,812	206,381	7,181	815	214,377
Doubtful	—	—	—	—	—	—
Total	$9,957,284	$3,093,763	$13,051,047	$3,986,943	$1,551,091	$18,589,081

	September 30, 2024			December 31, 2023
($ in thousands)	Residential Mortgage	Consumer	Total	Residential Mortgage	Consumer	Total
Performing	$3,949,197	$1,359,286	$5,308,483	$3,859,935	$1,438,209	$5,298,144
Nonperforming	39,112	11,234	50,346	26,137	8,555	34,692
Total	$3,988,309	$1,370,520	$5,358,829	$3,886,072	$1,446,764	$5,332,836

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

Vintage Analysis

The following tables present credit quality disclosures of amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing at September 30, 2024 and December 31, 2023. The Company defines vintage as the later of origination, renewal or modification date. The gross charge-offs presented in the tables that follow are for the nine months ended September 30, 2024 and the year ended December 31, 2023.

	Term Loans							Revolving Loans
September 30, 2024	Amortized Cost Basis by Origination Year						Revolving	Converted to
($ in thousands)	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
Commercial Non-Real Estate:
Pass	$1,242,683	$1,148,392	$1,251,664	$845,389	$355,496	$1,018,069	$3,039,288	$71,506	$8,972,487
Pass-Watch	5,172	49,166	19,600	26,650	12,865	19,682	37,897	14,202	185,234
Special Mention	410	21,334	16,905	—	6,253	53	47,735	510	93,200
Substandard	20,158	66,281	123,382	18,152	7,965	3,379	77,009	21,062	337,388
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,268,423	$1,285,173	$1,411,551	$890,191	$382,579	$1,041,183	$3,201,929	$107,280	$9,588,309
Gross Charge-offs	$568	$7,126	$5,634	$7,165	$162	$1,885	$4,706	$6,623	$33,869
Commercial Real Estate - Owner Occupied:
Pass	$221,770	$356,662	$643,008	$584,204	$458,822	$643,226	$46,773	$916	$2,955,381
Pass-Watch	16,589	4,744	25,530	9,248	6,073	28,133	976	2,124	93,417
Special Mention	3,840	—	3,011	687	—	1,149	500	—	9,187
Substandard	1,712	900	20,333	278	969	13,996	—	—	38,188
Doubtful	—	—	—	—	—	—	—	—	—
Total	$243,911	$362,306	$691,882	$594,417	$465,864	$686,504	$48,249	$3,040	$3,096,173
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate - Income Producing:
Pass	$289,495	$505,801	$1,017,675	$828,154	$593,144	$566,508	$29,945	$1,469	$3,832,191
Pass-Watch	22,416	2,869	24,497	10,192	55,297	17,490	645	—	133,406
Special Mention	183	150	—	—	—	6,158	—	—	6,491
Substandard	1,849	4,120	8,687	1,679	—	238	—	—	16,573
Doubtful	—	—	—	—	—	—	—	—	—
Total	$313,943	$512,940	$1,050,859	$840,025	$648,441	$590,394	$30,590	$1,469	$3,988,661
Gross Charge-offs	$—	$—	$8,819	$—	$—	$—	$—	$—	$8,819
Construction and Land Development:
Pass	$195,031	$448,519	$347,998	$144,087	$33,912	$15,810	$161,331	$4,633	$1,351,321
Pass-Watch	576	2,271	61,862	313	31	204	57	—	65,314
Special Mention	—	602	—	—	—	—	—	—	602
Substandard	209	937	1,351	3,581	26	274	—	—	6,378
Doubtful	—	—	—	—	—	—	—	—	—
Total	$195,816	$452,329	$411,211	$147,981	$33,969	$16,288	$161,388	$4,633	$1,423,615
Gross Charge-offs	$—	$113	$94	$30	$—	$20	$—	$7	$264
Residential Mortgage:
Performing	$139,957	$421,239	$1,063,683	$905,026	$457,681	$958,095	$3,311	$205	$3,949,197
Nonperforming	96	4,733	7,394	5,557	930	20,402	—	—	39,112
Total	$140,053	$425,972	$1,071,077	$910,583	$458,611	$978,497	$3,311	$205	$3,988,309
Gross Charge-offs	$—	$57	$67	$2	$—	$103	$—	$—	$229
Consumer Loans:
Performing	$50,157	$44,130	$40,744	$24,123	$19,084	$49,064	$1,108,488	$23,496	$1,359,286
Nonperforming	49	63	456	706	787	3,750	716	4,707	11,234
Total	$50,206	$44,193	$41,200	$24,829	$19,871	$52,814	$1,109,204	$28,203	$1,370,520
Gross Charge-offs	$31	$1,317	$1,996	$904	$162	$760	$6,395	$1,684	$13,249

	Term Loans							Revolving Loans
December 31, 2023	Amortized Cost Basis by Origination Year						Revolving	Converted to
($ in thousands)	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
Commercial Non-Real Estate:
Pass	$1,557,202	$1,812,370	$1,106,433	$483,739	$398,626	$923,143	$3,186,189	$56,316	$9,524,018
Pass-Watch	30,360	60,228	20,730	8,245	4,988	9,117	94,252	6,291	234,211
Special Mention	411	6,206	936	27	26	836	2,620	424	11,486
Substandard	48,264	48,178	18,882	8,058	3,079	1,660	54,453	4,995	187,569
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,636,237	$1,926,982	$1,146,981	$500,069	$406,719	$934,756	$3,337,514	$68,026	$9,957,284
Gross Charge-offs	$7,885	$1,179	$1,484	$27,000	$81	$1,750	$11,971	$8,480	$59,830
Commercial Real Estate - Owner Occupied:
Pass	$374,466	$689,626	$620,272	$501,054	$284,032	$493,707	$40,533	$12,587	$3,016,277
Pass-Watch	2,574	9,587	9,654	3,451	8,791	17,581	389	—	52,027
Special Mention	837	—	617	—	110	5,083	—	—	6,647
Substandard	2,322	4,956	967	1,295	584	7,374	1,314	—	18,812
Doubtful	—	—	—	—	—	—	—	—	—
Total	$380,199	$704,169	$631,510	$505,800	$293,517	$523,745	$42,236	$12,587	$3,093,763
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate - Income Producing:
Pass	$456,334	$953,501	$966,402	$618,003	$323,344	$367,010	$65,486	$48,924	$3,799,004
Pass-Watch	9,469	3,064	3,886	75,182	23,827	22,504	2,000	—	139,932
Special Mention	156	32,255	—	354	—	8,061	—	—	40,826
Substandard	4,086	1,921	286	—	122	766	—	—	7,181
Doubtful	—	—	—	—	—	—	—	—	—
Total	$470,045	$990,741	$970,574	$693,539	$347,293	$398,341	$67,486	$48,924	$3,986,943
Gross Charge-offs	$73	$—	$—	$—	$—	$—	$—	$—	$73
Construction and Land Development:
Pass	$388,453	$676,687	$248,036	$62,086	$6,008	$18,834	$139,587	$2,769	$1,542,460
Pass-Watch	3,067	2,820	827	83	128	323	212	—	7,460
Special Mention	294	—	—	—	62	—	—	—	356
Substandard	—	87	96	49	9	279	295	—	815
Doubtful	—	—	—	—	—	—	—	—	—
Total	$391,814	$679,594	$248,959	$62,218	$6,207	$19,436	$140,094	$2,769	$1,551,091
Gross Charge-offs	$—	$7	$54	$—	$—	$11	$—	$—	$72
Residential Mortgage:
Performing	$439,024	$910,361	$950,400	$489,262	$176,041	$891,232	$3,615	$—	$3,859,935
Nonperforming	561	2,233	3,260	730	2,366	16,987	—	—	26,137
Total	$439,585	$912,594	$953,660	$489,992	$178,407	$908,219	$3,615	$—	$3,886,072
Gross Charge-offs	$—	$—	$—	$—	$—	$55	$—	$—	$55
Consumer Loans:
Performing	$75,615	$59,454	$36,693	$28,076	$31,802	$39,150	$1,144,401	$23,018	$1,438,209
Nonperforming	176	237	245	438	445	2,528	369	4,117	8,555
Total	$75,791	$59,691	$36,938	$28,514	$32,247	$41,678	$1,144,770	$27,135	$1,446,764
Gross Charge-offs	$567	$2,388	$1,473	$215	$573	$824	$7,735	$1,618	$15,393

Residential Mortgage Loans in Process of Foreclosure

Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. Included in loans at September 30, 2024 and December 31, 2023 were $6.6 million and $7.1 million, respectively, of consumer loans secured by single family residential real estate that were in process of foreclosure. In addition to the single family residential real estate loans in process of foreclosure, the Company also held foreclosed single family residential properties in other real estate owned totaling $1.7 million and $1.6 million at September 30, 2024 and December 31, 2023, respectively.

Loans Held for Sale

Loans held for sale totaled $24.6 million and $26.1 million at September 30, 2024 and December 31, 2023, respectively. Loans held for sale is composed primarily of residential mortgage loans originated for sale in the secondary market. At September 30, 2024, residential mortgage loans carried at the fair value option totaled $23.5 million with an unpaid principal balance of $22.9 million. At December 31, 2023, residential mortgage loans carried at the fair value option totaled $13.3 million with an unpaid principal balance of $12.9 million. All other loans held for sale are carried at the lower of cost or market.

4. Investments in Low Income Housing Tax Credit Entities

The Company invests in certain affordable housing project limited partnerships that are qualified low-income housing tax credit developments. These investments are considered variable interest entities for which the Company is not the primary beneficiary and, therefore, are not consolidated. These partnerships generate low-income tax credits that are earned over a 10-year period, beginning with the year the rental activity begins. The Company has elected to use the practical expedient method of amortization, which approximates the proportional amortization method, whereby the investment cost is amortized in proportion to the allocated tax credits over the 10 year tax credit period. Additionally, the Company recognizes deferred taxes on the basis difference of the tax equity investment to reflect the financial impact of other tax benefits (e.g., tax operating losses) not included in the practical expedient amortization. The tax credits, when realized, are reflected in the consolidated statements of income as a reduction of income tax expense. The Company’s investments in affordable housing limited partnerships totaled $37.5 million and $37.8 million at September 30, 2024 and December 31, 2023, respectively, with a carry balance net of accumulated amortization included in the other assets line item on our Consolidated Balance Sheets totaling $26.5 million and $29.6 million, respectively, for those same periods. The net impact of the low-income housing tax credit program was not material to our Consolidated Statements of Income or Cash Flows for the three and nine months ended September 30, 2024 and 2023.

5. Short-term Borrowings

Short-term borrowings include Federal Home Loan Bank (FHLB) advances totaling $300.0 million and $700.0 million at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024, the FHLB advances outstanding was comprised of two fixed-rate facilities with a weighted average interest rate of 4.97% that both matured on October 1, 2024. The FHLB advances outstanding at December 31, 2023 included one fixed rate advance with an interest rate of 5.58% that matured on January 2, 2024. As these short-term advances mature, they are generally paid off and replaced with new short-term FHLB advances, if warranted, depending on funding needs.

Also included in short-term borrowings are securities sold under agreements to repurchase that mature daily and are secured by U.S. agency securities totaling $765.7 million and $454.5 million at September 30, 2024 and December 31, 2023, respectively. The Company borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury management services offered to its deposit customers. As the Company maintains effective control over assets sold under agreements to repurchase, the securities continue to be carried on the consolidated statements of financial condition. Because the Company acts as borrower transferring assets to the counterparty, and the agreements mature daily, the Company’s risk is limited.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional or contractual amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at September 30, 2024 and December 31, 2023.

		September 30, 2024			December 31, 2023
			Derivative (1)			Derivative (1)
($ in thousands)	Type of Hedge	Notional or Contractual Amount	Assets	Liabilities	Notional or Contractual Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate loans	Cash Flow	$1,350,000	$—	$33,120	$1,550,000	$—	$73,611
Interest rate swaps - securities	Fair Value	477,500	22,071	—	477,500	22,819	—
Total derivatives designated as hedging instruments		$1,827,500	$22,071	$33,120	$2,027,500	$22,819	$73,611
Derivatives not designated as hedging instruments:
Interest rate swaps	N/A	$4,989,753	$94,228	$94,490	$5,128,144	$131,271	$129,994
Risk participation agreements	N/A	389,443	19	19	364,906	34	18
Interest rate-lock commitments on residential mortgage loans	N/A	39,343	714	—	13,355	—	286
Forward commitments to sell residential mortgage loans	N/A	23,698	—	440	18,563	372	—
To Be Announced (TBA) securities	N/A	29,500	88	44	13,500	—	47
Foreign exchange forward contracts	N/A	106,754	1,704	1,664	83,134	1,864	1,840
Visa Class B derivative contract	N/A	42,617	—	2,261	42,617	—	1,342
Total derivatives not designated as hedging instruments		$5,621,108	$96,753	$98,918	$5,664,219	$133,541	$133,527
Total derivatives		$7,448,608	$118,824	$132,038	$7,691,719	$156,360	$207,138
Less: netting adjustment (2)			(49,009)	(9)		(65,648)	—
Total derivative assets/liabilities			$69,815	$132,029		$90,712	$207,138

(1)
Derivative assets and liabilities are reported in other assets and other liabilities, respectively, in the consolidated balance sheets.
(2)
Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty. See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans. For each agreement, the Company receives interest at a fixed rate and pays at a variable rate. The Company terminated four and six swap agreements during the nine months ended September 30, 2024 and 2023, respectively, and paid cash of approximately $13.7 million and $2.9 million, respectively, for those same periods. The net cash paid for these transactions was recorded as accumulated other comprehensive income/loss and is being amortized into earnings through the original maturity dates of the respective contracts. The notional amounts of the swap agreements in place at September 30, 2024 expire as follows: $50 million in 2025; $425 million in 2026; $825 million in 2027; and $50 million in 2028.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps on securities available for sale

The Company is party to forward-starting fixed payer swaps that convert the latter portion of the term of certain available for sale securities to a floating rate. These derivative instruments are designated as fair value hedges of interest rate risk. This strategy provides the Company with a fixed rate coupon during the front-end unhedged tenor of the bonds and results in a floating rate security during the back-end hedged tenor. At September 30, 2024, these single layer instruments have hedge start dates between January 2025 and July 2026, and maturity dates from December 2027 through March 2031. The fair value of the hedged item attributable to interest rate risk is presented in interest income along with the change in the fair value of the hedging instrument.

The hedged available for sale securities are part of closed portfolios of pre-payable commercial mortgage backed securities. In accordance with ASC 815, prepayment risk may be excluded when measuring the change in fair value of such hedged items attributable to interest rate risk under the portfolio layer method (formerly referred to as last-of-layer). At September 30, 2024, the amortized cost basis of the closed portfolio of pre-payable commercial mortgage backed securities totaled $514.2 million, excluding any basis adjustment. The amount that represents the hedged items was $455.3 million and the basis adjustment associated with the hedged items was a loss totaling $22.2 million.

The Company terminated three fair value swap agreements during the nine months ended September 30, 2023 and received cash of approximately $16.6 million. At the time of termination, the value of the swap was recorded as an adjustment to the book value of the underlying security, thereby changing its current book yield and extending its duration, if held, or impacting the net gain or loss, if sold. There were no fair value swap agreements terminated during the nine months ended September 30, 2024.

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

During the second quarter of 2024, Visa allowed Class B holders to convert some but not all of their Class B shares to Class A shares. As a result of this conversion event, the Bank and its counterparty agreed to modify the transaction agreement to reflect the partial exchange and include certain provisions related to conversion rate changes. The conversion plan approved by Visa requires a minimum of 12 months before another exchange event and thus extends the expected time for a full resolution of the matter.

The contract includes a contingent accelerated termination clause based on the credit ratings of the Company. At September 30, 2024 and December 31, 2023, the fair value of the liability associated with this contract was $2.3 million and $1.3 million, respectively. Refer to Note 14 – Fair Value Measurements for discussion of the valuation inputs and process for this derivative liability.

Effect of Derivative Instruments on the Statements of Income

The effects of derivative instruments on the Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023 are presented in the table below.

		Three Months Ended		Nine Months Ended
($ in thousands)		September 30,		September 30,
Derivative Instruments:	Location of Gain (Loss) Recognized in the Statements of Income:	2024	2023	2024	2023
Cash flow hedges:
Variable rate loans	Interest income - loans	$(12,649)	$(11,116)	$(38,120)	$(28,609)
Fair value hedges:
Securities	Interest income - securities - taxable	3,215	3,023	9,437	8,786
Derivatives not designated as hedging:
Residential mortgage banking	Noninterest income - secondary mortgage market operations	(370)	235	182	736
Customer and all other instruments	Noninterest income - other noninterest income	923	418	(2,939)	1,585
Total loss		$(8,881)	$(7,440)	$(31,440)	$(17,502)

Credit Risk-Related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as a downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. At

September 30, 2024, the Company was not in violation of any such provisions. The aggregate fair value of derivative instruments with credit risk-related contingent features that were in a net liability position at September 30, 2024 and December 31, 2023 was $30.2 million and $65.6 million, respectively, for which the Company had posted collateral of $28.7 million and $66.0 million, respectively.

Offsetting Assets and Liabilities

The Bank’s derivative instruments with certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero. Agreements with certain bilateral counterparties require both parties to maintain collateral in the event that the fair values of derivative instruments exceed established exposure thresholds. For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses. Offsetting information in regards to all derivative assets and liabilities, including accrued interest, subject to these master netting agreements at September 30, 2024 and December 31, 2023 is presented in the following tables.

As of September 30, 2024		Gross Amounts Offset in	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Condition
($ in thousands)	Gross Amounts Recognized	the Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$106,440	$(51,000)	$55,440	$52,690	$54,804	$(52,054)
Derivative Liabilities	$52,696	$(6)	$52,690	$52,690	$—	$—

As of December 31, 2023		Gross Amounts Offset in	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Condition
($ in thousands)	Gross Amounts Recognized	the Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$152,740	$(68,282)	$84,458	$84,458	$—	$—
Derivative Liabilities	$87,567	$—	$87,567	$84,458	$96,176	$(93,067)

The Company has excess posted collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

7. Stockholders’ Equity

Common Shares Outstanding

Common shares outstanding excludes treasury shares totaling 6.5 and 6.3 million at September 30, 2024 and December 31, 2023, respectively, with a first-in-first-out cost basis of $255.1 million and $236.7 million at September 30, 2024 and December 31, 2023, respectively. Shares outstanding also excludes unvested restricted share awards totaling 0.3 million at both September 30, 2024 and December 31, 2023.

Stock Buyback Program

On January 26, 2023, the Company’s board of directors approved a stock buyback program whereby the Company is authorized to repurchase up to approximately 4.3 million shares of its outstanding common stock through the program’s expiration date of December 31, 2024. The program allows the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions from time to time, depending on market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The Company is not obligated to purchase any shares under this program, and the board of directors has the ability to terminate or amend the program at any time prior to the expiration date. During the nine months ended September 30, 2024, the Company repurchased 612,913 shares of its common stock at an average cost of $48.63 per share, inclusive of commissions, under this program. No shares were repurchased under this program in 2023. The Company has accrued $0.2 million of estimated excise tax associated with share repurchases during the nine months ended September 30, 2024.

Accumulated Other Comprehensive Income (Loss)

A roll-forward of the components of Accumulated Other Comprehensive Income (Loss) is presented in the table that follows:

($ in thousands)	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Cash Flow Hedges	Equity Method Investment	Total
Balance, December 31, 2023	$(450,748)	$(9,385)	$(103,061)	$(58,306)	$373	$(621,127)
Net change in unrealized gain (loss)	132,391	—	—	(10,495)	(344)	121,552
Reclassification of net loss realized and included in earnings	—	—	3,569	38,120	—	41,689
Valuation adjustments to employee benefit plans	—	—	22,014	—	—	22,014
Amortization of unrealized net loss on securities transferred to HTM	—	1,279	—	—	—	1,279
Income tax expense	(28,958)	(268)	(5,555)	(6,122)	—	(40,903)
Balance, September 30, 2024	$(347,315)	$(8,374)	$(83,033)	$(36,803)	$29	$(475,496)
Balance, December 31, 2022	$(584,408)	$(10,734)	$(97,952)	$(79,093)	$5	$(772,182)
Net change in unrealized gain (loss)	(142,980)	—	—	(44,823)	714	(187,089)
Reclassification of net loss realized and included in earnings	—	—	5,010	28,609	—	33,619
Valuation adjustments to employee benefit plans	—	—	(7,307)	—	—	(7,307)
Amortization of unrealized net loss on securities transferred to HTM	—	1,343	—	—	—	1,343
Income tax (expense) benefit	32,757	(302)	517	3,650	—	36,622
Balance, September 30, 2023	$(694,631)	$(9,693)	$(99,732)	$(91,657)	$719	$(894,994)

Accumulated Other Comprehensive Income or Loss (“AOCI”) is reported as a component of stockholders’ equity. AOCI can include, among other items, unrealized holding gains and losses on securities available for sale (“AFS”), including the Company’s share of unrealized gains and losses reported by a partnership accounted for under the equity method, gains and losses associated with pension or other post-retirement benefits that are not recognized immediately as a component of net periodic benefit cost, and gains and losses on derivative instruments that are designated as, and qualify as, cash flow hedges. Net unrealized gains and losses on AFS securities reclassified as securities held to maturity (“HTM”) also continue to be reported as a component of AOCI and will be amortized over the estimated remaining life of the securities as an adjustment to interest income. Subject to certain thresholds, unrealized losses on employee benefit plans will be reclassified into income as pension and post-retirement costs are recognized over the remaining service period of plan participants. Accumulated gains or losses on cash flow hedges of variable rate loans described in Note 6 - Derivatives will be reclassified into income over the life of the hedge. Accumulated other comprehensive loss resulting from terminated interest rate swaps are being amortized over the remaining maturities of the designated instruments. Gains and losses within AOCI are net of deferred income taxes, where applicable.

The following table shows the line items in the consolidated statements of income affected by amounts reclassified from AOCI.

	Nine Months Ended
Amount reclassified from AOCI (a)	September 30,		Affected line item on
($ in thousands)	2024	2023	the statement of income
Amortization of unrealized net loss on securities transferred to HTM	$(1,279)	$(1,343)	Interest income
Tax effect	268	302	Income taxes
Net of tax	(1,011)	(1,041)	Net income
Amortization of defined benefit pension and post-retirement items	(3,569)	(5,010)	Other noninterest expense (b)
Tax effect	775	1,128	Income taxes
Net of tax	(2,794)	(3,882)	Net income
Reclassification of unrealized loss on cash flow hedges	(37,257)	(34,506)	Interest income
Tax effect	8,257	7,768	Income taxes
Net of tax	(29,000)	(26,738)	Net income
Amortization of gain (loss) on terminated cash flow hedges	(863)	5,897	Interest income
Tax effect	191	(1,327)	Income taxes
Net of tax	(672)	4,570	Net income
Total reclassifications, net of tax	$(33,477)	$(27,091)	Net income

(a)
Amounts in parentheses indicate reduction in net income.
(b)
These AOCI components are included in the computation of net periodic pension and post-retirement cost that is reported with other noninterest expense (see Note 11 – Retirement Plans for additional details).

8. Other Noninterest Income

Components of other noninterest income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2024	2023	2024	2023
Income from bank-owned life insurance	$4,364	$3,633	$12,353	$10,283
Credit related fees	2,905	3,253	9,166	9,249
Income (loss) from customer and other derivatives	923	418	(2,939)	1,585
Net gains on sales of premises, equipment and other assets	2,943	1,297	6,765	2,310
Other miscellaneous	7,694	6,832	19,926	16,043
Total other noninterest income	$18,829	$15,433	$45,271	$39,470

9. Other Noninterest Expense

Components of other noninterest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2024	2023	2024	2023
Corporate value and franchise taxes and other non-income taxes	$4,691	$5,238	$14,848	$15,732
Advertising	3,331	3,621	9,509	10,353
Telecommunications and postage	2,406	2,590	7,108	8,373
Entertainment and contributions	2,707	2,765	8,570	7,978
Tax credit investment amortization	1,585	1,494	4,694	4,297
Printing and supplies	814	968	2,768	3,107
Travel expense	1,534	1,368	4,233	4,065
Net other retirement expense	(4,396)	(3,228)	(13,727)	(10,195)
Other miscellaneous	7,800	7,404	24,070	22,536
Total other noninterest expense	$20,472	$22,220	$62,073	$66,246

10. Earnings Per Common Share

The Company calculates earnings per common share using the two-class method. The two-class method allocates net income to each class of common stock and participating security according to common dividends declared and participation rights in undistributed earnings. Participating securities consist of nonvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents.

A summary of the information used in the computation of earnings per common share follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net income to common shareholders	$115,572	$97,738	$338,741	$341,999
Net income allocated to participating securities - basic and diluted	772	992	2,366	3,574
Net income allocated to common shareholders - basic and diluted	$114,800	$96,746	$336,375	$338,425
Denominator:
Weighted-average common shares - basic	86,234	86,131	$86,421	$86,082
Dilutive potential common shares	326	306	229	286
Weighted-average common shares - diluted	86,560	86,437	$86,650	$86,368
Earnings per common share:
Basic	$1.33	$1.12	$3.89	$3.93
Diluted	$1.33	$1.12	$3.88	$3.92

Potential common shares consist of stock options, nonvested performance-based awards, nonvested restricted stock units, and restricted share awards deferred under the Company’s nonqualified deferred compensation plan. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be antidilutive, i.e., increase earnings per share or reduce a loss per share. Potential common shares with weighted averages totaling 10,390 and 13,940 for the three and nine months ended September 30, 2024, respectively, and 97,558 and 109,801 for the three and nine months ended September 30, 2023, respectively, did not enter the calculation of diluted earnings per share as the impact would have been anti-dilutive.

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

The following tables show the components of net periodic benefit cost included in expense for the periods indicated.

	Three Months Ended September 30,
	Pension Benefits		Other Post-Retirement Benefits
(in thousands)	2024	2023	2024	2023
Service cost	$1,900	$1,979	$7	$8
Interest cost	6,056	6,052	135	160
Expected return on plan assets	(11,901)	(11,177)	—	—
Amortization of net (gain) or loss and prior service costs	1,530	1,981	(215)	(243)
Net periodic benefit cost	$(2,415)	$(1,165)	$(73)	$(75)

	Nine Months Ended September 30,
	Pension Benefits		Other Post-Retirement Benefits
($ in thousands)	2024	2023	2024	2023
Service cost (benefit)	$5,806	$5,938	$25	$(13)
Interest cost	17,986	17,803	443	525
Expected return on plan assets	(35,724)	(33,533)	—	—
Amortization of net (gain) or loss and prior service costs	4,154	5,662	(585)	(652)
Net periodic benefit cost	$(7,778)	$(4,130)	$(117)	$(140)

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

The Company’s restricted and performance-based share awards to certain employees and directors are subject to service requirements. A summary of the status of the Company’s nonvested restricted stock units and restricted and performance-based share awards at September 30, 2024 are presented in the following table.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2024	1,457,401	$44.65
Granted	784,293	42.26
Vested	(496,536)	41.15
Forfeited	(168,740)	43.89
Nonvested at September 30, 2024	1,576,418	$44.65

At September 30, 2024, there was $50.0 million of total unrecognized compensation expense related to nonvested restricted and performance share awards and units expected to vest in the future. This compensation is expected to be recognized in expense over a weighted average period of 3.1 years. The total fair value of shares that vested during the nine months ended September 30, 2024 was $18.2 million.

During the nine months ended September 30, 2024, the Company granted 545,643 restricted stock units (RSUs) to certain eligible employees. Unlike restricted share awards (RSAs), the holders of unvested restricted stock units have no rights as a shareholder of the Company, including voting or dividend rights. The Company has elected to award dividend equivalents on each restricted stock unit not deferred under the Company's nonqualified deferred compensation plan. Such dividend equivalents are forfeited should the employee terminate employment prior to the vesting of the RSU.

During the nine months ended September 30, 2024, the Company granted 47,734 performance share awards subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $43.23 per share and 47,734 performance share awards subject to an adjusted earnings per share performance metric with a grant date fair value of $36.25 per share to key members of executive management. The number of performance shares subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 49 regional banks. The fair value of the performance shares subject to TSR at the grant date was determined using a Monte Carlo simulation method. The number of performance shares subject to adjusted earnings per share that ultimately vest will be based on the Company’s attainment of certain adjusted earnings per share goals over the two-year performance period. The maximum number of performance shares that could vest is 200% of the target award. Compensation expense for these performance shares is recognized on a straight line basis over the three-year service period.

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

Commitments to extend credit include revolving commercial credit lines, nonrevolving loan commitments issued mainly to finance the acquisition and development or construction of real property or equipment, and credit card and personal credit lines. The availability of funds under commercial credit lines and loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract and other contractual conditions. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Credit card and personal credit lines are generally subject to cancellation if the borrower’s credit quality deteriorates. A number of commercial and personal credit lines are used only partially or, in some cases, not at all before they expire, and the total commitment amounts do not necessarily represent future cash requirements of the Company.

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

The contractual amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. The Company had a reserve for unfunded lending commitments of $25.5 million and $28.9 million at September 30, 2024 and December 31, 2023, respectively.

The following table presents a summary of the Company’s off-balance sheet financial instruments as of September 30, 2024 and December 31, 2023:

	September 30,	December 31,
($ in thousands)	2024	2023
Commitments to extend credit	$9,201,078	$9,852,367
Letters of credit	430,127	481,910

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

The loss estimates resulting from the failures of these institutions may be subject to further change pending the projected and actual outcome of loss share agreements, joint ventures, and outstanding litigation. The exact amount of losses incurred will not be determined until the FDIC terminates the receiverships of these banks; therefore, the Company's exact exposure for FDIC special assessment remains unknown.

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present for each of the fair value hierarchy levels the Company’s financial assets and liabilities that are measured at fair value on a recurring basis on the consolidated balance sheets at September 30, 2024 and December 31, 2023:

	September 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$173,768	$—	$173,768
Municipal obligations	—	199,359	—	199,359
Corporate debt securities	—	21,454	—	21,454
Residential mortgage-backed securities	—	2,195,672	—	2,195,672
Commercial mortgage-backed securities	—	2,667,908	—	2,667,908
Collateralized mortgage obligations	—	37,986	—	37,986
Total available for sale securities	—	5,296,147	—	5,296,147
Mortgage loans held for sale	—	23,462	—	23,462
Derivative assets (1)	—	69,815	—	69,815
Total recurring fair value measurements - assets	$—	$5,389,424	$—	$5,389,424
Liabilities
Derivative liabilities (1)	$—	$129,768	$2,261	$132,029
Total recurring fair value measurements - liabilities	$—	$129,768	$2,261	$132,029

	December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$97,808	$—	$97,808
Municipal obligations	—	201,412	—	201,412
Corporate debt securities	—	20,352	—	20,352
Residential mortgage-backed securities	—	2,113,866	—	2,113,866
Commercial mortgage-backed securities	—	2,437,472	—	2,437,472
Collateralized mortgage obligations	—	44,285	—	44,285
Total available for sale securities	—	4,915,195	—	4,915,195
Mortgage loans held for sale	—	13,269	—	13,269
Derivative assets (1)	—	90,712	—	90,712
Total recurring fair value measurements - assets	$—	$5,019,176	$—	$5,019,176
Liabilities
Derivative liabilities (1)	$—	$205,796	$1,342	$207,138
Total recurring fair value measurements - liabilities	$—	$205,796	$1,342	$207,138

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

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements

The table below presents a rollforward of the amounts on the consolidated balance sheets for the nine months ended September 30, 2024 and the year ended December 31, 2023 for financial instruments of a material nature that are classified within level 3 of the fair value hierarchy and are measured at fair value on a recurring basis:

($ in thousands)
Balance at December 31, 2022	$1,883
Cash settlement	(2,547)
Losses included in earnings	2,006
Balance at December 31, 2023	1,342
Cash settlement	(1,178)
Losses included in earnings	2,097
Balance at September 30, 2024	$2,261

The table below provides an overview of the valuation techniques and significant unobservable inputs used in those techniques to measure the financial instrument measured on a recurring basis and classified within level 3 of the valuation. The range of sensitivities that management utilized in its fair value calculations is deemed acceptable in the industry with respect to the identified financial instrument. The assumptions reflected in the table below for September 30, 2024 were updated in consideration of the recent exchange offer from Visa.

($ in thousands)
Fair Value
Level 3 Class	September 30, 2024	December 31, 2023
Derivative liability	$2,261	$1,342
Valuation technique	Discounted cash flow	Discounted cash flow
Unobservable inputs:
Visa Class A appreciation - range	6-12%	6-12%
Visa Class A appreciation - weighted average	9%	9%
Conversion rate - range	1.60x-1.59x	1.60x-1.59x
Conversion rate -weighted average	1.5950x	1.5950x
Time until resolution	36-48 months	3-9 months

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

	September 30, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent loans individually evaluated for credit loss	$—	$26,016	$—	$26,016
Other real estate owned and foreclosed assets, net	—	—	27,732	27,732
Total nonrecurring fair value measurements	$—	$26,016	$27,732	$53,748

	December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent loans individually evaluated for credit loss	$—	$15,882	$—	$15,882
Other real estate owned and foreclosed assets, net	—	—	3,628	3,628
Total nonrecurring fair value measurements	$—	$15,882	$3,628	$19,510

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

Short-Term FHLB Borrowings – At September 30, 2024, short-term FHLB borrowings consisted of two short-term fixed rate borrowings (less than 15 days outstanding). At December 31, 2023, short-term FHLB borrowings consisted of one short-term fixed rate borrowing (five calendar days outstanding). Given the short duration of the instruments, the carrying amount is a reasonable estimate of fair value.

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

	September 30, 2024
				Total Fair	Carrying
($ in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$1,364,683	$424	$—	$1,365,107	$1,365,107
Available for sale securities	—	5,296,147	—	5,296,147	5,296,147
Held to maturity securities	—	2,325,258	—	2,325,258	2,473,633
Loans, net	—	26,016	22,882,745	22,908,761	23,138,316
Loans held for sale	—	24,624	—	24,624	24,624
Derivative financial instruments	—	69,815	—	69,815	69,815
Financial liabilities:
Deposits	$—	$—	$28,978,151	$28,978,151	$28,982,905
Federal funds purchased	—	200,275	—	200,275	200,275
Securities sold under agreements to repurchase	—	765,669	—	765,669	765,669
FHLB short-term borrowings	—	300,000	—	300,000	300,000
Long-term debt	—	202,109	—	202,109	236,431
Derivative financial instruments	—	129,768	2,261	132,029	132,029

	December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Carrying Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$1,188,284	$—	$—	$1,188,284	$1,188,284
Available for sale securities	—	4,915,195	—	4,915,195	4,915,195
Held to maturity securities	—	2,485,918	—	2,485,918	2,684,779
Loans, net	—	15,882	23,170,377	23,186,259	23,614,010
Loans held for sale	—	26,124	—	26,124	26,124
Derivative financial instruments	—	90,712	—	90,712	90,712
Financial liabilities:
Deposits	$—	$—	$29,679,228	$29,679,228	$29,690,059
Federal funds purchased	350	—	—	350	350
Securities sold under agreements to repurchase	454,479	—	—	454,479	454,479
FHLB short-term borrowings	700,000	—	—	700,000	700,000
Long-term debt	—	196,182	—	196,182	236,317
Derivative financial instruments	—	205,796	1,342	207,138	207,138

15. Recent Accounting Pronouncements

Accounting Standards Adopted During the Nine Months Ended September 30, 2024

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40),” to improve the disclosures about a public business entity’s expenses in commonly presented expense captions. The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. At each interim and annual reporting period an entity shall: 1) Disclose the amounts of purchases of inventory, employee compensation, depreciation, intangible asset amortization, and or other amounts of depletion expense included in each relevant expense caption; 2) Include certain amounts that are already required to be disclosed under GAAP in the same disclosure as the other disaggregation requirements; 3) Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; and, 4) Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. An entity is not precluded from providing additional voluntary disclosures that may provide investors with additional decision-useful information. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update, or retrospectively to any or all prior periods presented in the financial statements. The company is currently assessing the provisions of this guidance. As the update contains only amendments to disclosure requirements, adoption will have no impact to the Company’s operating results or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The objective of this discussion and analysis is to provide material information relevant to the assessment of the financial condition and results of operations of Hancock Whitney Corporation and its subsidiaries during the nine months ended September 30, 2024 and selected comparable prior periods, including an evaluation of the amounts and certainty of cash flows from operations and outside sources. This discussion and analysis is intended to highlight and supplement financial and operating data and information presented elsewhere in this report, including the consolidated financial statements and related notes. The discussion contains forward-looking statements within the meaning and protections of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q and in other reports or documents that we file from time to time with the SEC include, but are not limited to, the following:

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
•
credit quality trends;
•
changes in interest rates, including actions taken by the Federal Reserve Board and the impact of fluctuations in interest rates on our financial projections, models and guidance;
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
•
risks related to the ability of our operational framework to manage risks associated with our business such as credit risk and operation risk, including third-party vendors and other service providers, which could among other things, result in a material breach of operating or security systems as a result of a cyber-attack or similar acts;
•
the extensive use, reliability, disruption, and accuracy of the models and data upon which we rely;
•
risks related to our implementation of new lines of business, new products and services, new technologies, and expansion of our existing business opportunities;
•
projected tax rates;
•
future profitability;

•
purchase accounting impacts, such as accretion levels;
•
our ability to identify and address potential cybersecurity risks, which may be exacerbated by recent developments in generative artificial intelligence, on our systems and/or third party vendors and service providers on which we rely, a material failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation;
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

Current Economic Environment

The Federal Reserve signaled in its July 2024 meeting that it will be attentive to both sides of a dual mandate of maximum employment and stable prices and cut the benchmark interest rate by 50 basis points in September, indicating a shift in focus to maintenance of a strong labor market. Inflation remains a key driver of economic conditions and monetary policy, with headline and core (excluding food and energy) inflation at an annual rate of 2.4% and 3.3%, respectively, in September 2024, still above the Federal Reserve's target inflation rate of 2.0%. The labor market has shown signs of weakening in recent months, with the unemployment rate rising to a nearly three-year high of 4.3% in July 2024. Despite the migration in employment statistics, the relative health of the labor market remains solid, with wage growth and a reduction in the unemployment rate to 4.1% in September, serving as positive economic indicators. Consumer spending remains robust, leading to healthy Gross Domestic Product (GDP) growth of 2.8% on an annualized basis in the third quarter of 2024. U.S. economic activity has remained resilient through substantial burden in recent years, where a continuation of strong consumer spending, the overall health of the labor market and the most recent and anticipated future interest rate cuts may help prevent or reduce the severity of a potential recession in the near-term. However, ongoing price pressures, some volatility in labor markets and uncertainty surrounding the Federal Reserve's future actions with respect to monetary policy may adversely affect capital markets and could result in below-trend economic growth. Economic trends may be further influenced by factors outside of inflation, such as continued pressure on the commercial real estate sector, uncertainty surrounding the impact of change in presidential administration, and ongoing geopolitical conflicts.

Within the financial services sector, institutions continue to contend with industry-specific headwinds. The elevated interest rate environment and heightened competition for deposits has fostered a shift within deposit composition toward higher cost products, although the pace of movement has continued to slow, allowing deposit costs to stabilize. The interest rate environment has also steadily affected the affordability of credit to consumers and businesses, moderating loan demand. At the same time, economic uncertainty and industry turmoil have prompted financial institutions to tighten credit standards. Many financial institutions, including ours, have also experienced some degree of deterioration in credit quality metrics from the mostly-benign credit environment experienced during the majority of the last three years.

Within our markets, loan growth remains tempered in response to heightened interest rates and increased insurance costs. Further, we have continued to reduce exposure to syndicated credits as we focus on full-service relationships. However, interest rates on new, renewed and repricing variable rate loans continue to result in higher yields on earning assets that, coupled with stabilization in funding costs, has contributed to net interest margin expansion during the quarter.

Economic Outlook

We utilize economic forecasts produced by Moody’s that provide various scenarios to assist in the development of our economic outlook. This outlook discussion utilizes the September 2024 Moody’s forecasts, the most current available at the time of our computation of the September 30, 2024 allowance for credit losses. The forecasts are anchored on a baseline forecast scenario, which Moody’s defines as the “most likely outcome” of where the economy is headed based on current conditions. Several upside and downside scenarios are produced that are derived from the baseline scenario that display varying depictions of economic performance as compared to the baseline.

Management applied a weighting of 40% to the baseline and 60% to the mild recessionary S-2 scenario in the computation of the allowance for credit losses at September 30, 2024, consistent with the scenarios and respective weighting used at June 30, 2024. Our overall credit loss outlook has not changed significantly, and we continue to believe slower near-term growth or a mild recession is reasonably possible due to uncertainty in current economic conditions.

The baseline scenario continues to incorporate the belief that the Federal Reserve will bring inflation at or near its target rate of 2.0% without precipitating a recession. Key assumptions within the September 2024 baseline forecast include the following: (1) the Federal Reserve will make 25-basis point cuts to its benchmark interest rate in both September and December 2024, with subsequent cuts occurring until the benchmark rate reaches 3.0% in 2027; (2) the economy is at near full-employment, and the unemployment rate will remain near its current level of 4% in the coming years; (3) GDP will display modest annual growth of 2.6% in 2024, 2.1% in 2025, and 2.0% in 2026; and (4) the 10-year U.S. Treasury yield will average 4.2% in 2024, and will remain near this level through the end of the decade.

The S-2 scenario presents a downside alternative to the baseline. Compared to baseline, the S-2 scenario assumes that elevated interest rates weaken credit-sensitive spending more than anticipated, fiscal disputes in Congress lead to declines in business and consumer sentiment, geopolitical conflicts will create longer and farther-reaching disturbances, and continued disruption in the financial services industry will lead to additional tightening of credit standards. Further, the scenario assumes the unemployment rate will increase considerably to 6.7% in 2025 before improving to 4.9% in 2026 and 4.0% in 2027. As the economy weakens, the Federal Reserve commences rate cuts in the third quarter of 2024, deeper than those assumed in the baseline. As a result of these pressures, the U.S. falls into a mild recession beginning in the fourth quarter of 2024 that lasts for three quarters, with the stock market contracting 21% and a peak-to-trough decline in GDP of 1%.

The credit loss outlook for our portfolio as a whole has not changed materially since June 30, 2024. We continue to closely monitor our portfolio for customers that are sensitive to prolonged inflation, the elevated interest rate environment and/or other economic circumstances that may impact credit quality. We expect end-of-period loan balances at December 31, 2024 to be flat or slightly down from the previous year end.

There are a number of uncertainties in the current economic outlook, including the Federal Reserve's actions with respect to monetary policy. The full extent of the impact of these factors, among others, is uncertain and may have a negative impact on the U.S. economy, including the possibility of slower growth or an economic recession in the near or mid-term.

Highlights of the Third Quarter 2024

We reported net income for the third quarter of 2024 of $115.6 million, or $1.33 per diluted common share, compared to $114.6 million, or $1.31 per diluted common share, in the second quarter of 2024 and $97.7 million, or $1.12 per diluted common share, in the third quarter of 2023.

Third quarter 2024 results compared to second quarter 2024:

•
Net income of $115.6 million, or $1.33 per diluted share, up $1.0 million, or $0.02 per diluted share
•
Pre-provision net revenue, a non-GAAP measure, totaled $166.5 million, up $10.1 million, or 6%
•
Period-end loans totaled $23.5 billion, down $456.0 million, or 2%; reflects continued reduction of shared national credit portfolio
•
Criticized commercial loans and nonaccrual loans continued to normalize from the recent benign credit environment; annualized net charge-offs increased to 0.30% compared to 0.12%
•
Allowance for credit losses coverage of 1.46%, up 3 basis points (bps)
•
Period-end deposits totaled $29.0 billion, down $217.8 million, or 1%
•
Net interest margin of 3.39%, up 2 bps from 3.37%
•
Common equity tier 1 ratio of 13.78%, up 53 bps, and tangible common equity ratio of 9.56%, up 79 bps
•
Efficiency ratio, a non-GAAP measure, improved to 54.42%, compared to 56.18%

Our results for the third quarter of 2024 represent solid performance that again reflected improved profitability and efficiency. Net interest income increased, reflecting higher loan and securities yields and a flat cost of funds, fee income continued to increase and operating expenses were down. Strong earnings facilitated continued growth in our capital ratios that generally compare favorably to our peers. Credit metrics continued to normalize compared to the earlier post-pandemic benign environment. As a result, we remain focused on identifying specific and broader risk indicators that may be impacting certain segments in our portfolio. However, we have not seen signs of significant weakening, in any particular industry, sector or geographic segment, beyond what we believe has been experienced by the banking industry as a whole, and we continue to maintain a robust allowance for credit loss coverage of 1.46% in light of the current credit and economic environment. We remain focused on balance sheet optimization and effective expense control, and we believe we are well positioned to continue to enhance shareholder value.

Consolidated Financial Results

The following table contains the consolidated financial results for the periods indicated.

	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,
(in thousands, except per share data)	2024	2024	2024	2023	2023	2024	2023
Income Statement Data:
Interest income	$429,476	$427,545	$421,684	$426,794	$415,827	$1,278,705	$1,193,703
Interest income (te) (a)	432,169	430,373	424,514	429,628	418,679	1,287,056	1,201,976
Interest expense	157,712	157,115	155,513	157,334	146,593	470,340	365,564
Net interest income (te)	274,457	273,258	269,001	272,294	272,086	816,716	836,412
Provision for credit losses	18,564	8,723	12,968	16,952	28,498	40,255	42,151
Noninterest income	95,895	89,174	87,851	38,951	85,974	272,920	249,529
Noninterest expense	203,839	206,016	207,722	229,151	204,675	617,577	607,697
Income before income taxes	145,256	144,865	133,332	62,308	122,035	423,453	427,820
Income tax expense	29,684	30,308	24,720	11,705	24,297	84,712	85,821
Net income	$115,572	$114,557	$108,612	$50,603	$97,738	$338,741	$341,999
Supplemental disclosure items-included above, pre-tax:
Included in noninterest income:
Gain on sale of parking facility	$—	$—	$—	$16,126	$—	$—	$—
Loss on securities portfolio restructure	—	—	—	(65,380)	—	—	—
Included in noninterest expense:
FDIC special assessment	—	—	3,800	26,123	—	3,800	—

Balance Sheet Data:
Period end balance sheet data
Loans	$23,455,587	$23,911,616	$23,970,938	$23,921,917	$23,983,679	$23,455,587	$23,983,679
Earning assets	32,045,222	32,056,415	31,985,610	32,175,097	32,733,591	32,045,222	32,733,591
Total assets	35,238,107	35,412,291	35,247,119	35,578,573	36,298,301	35,238,107	36,298,301
Noninterest-bearing deposits	10,499,476	10,642,213	10,802,127	11,030,515	11,626,371	10,499,476	11,626,371
Total deposits	28,982,905	29,200,718	29,775,906	29,690,059	30,320,337	28,982,905	30,320,337
Stockholders' equity	4,174,687	3,920,718	3,853,436	3,803,661	3,501,003	4,174,687	3,501,003
Average balance sheet data
Loans	$23,552,002	$23,917,361	$23,810,163	$23,795,681	$23,830,724	$23,759,083	$23,526,808
Earning assets	32,263,748	32,539,363	32,556,821	33,128,130	33,137,565	32,452,619	33,171,798
Total assets	34,780,386	34,998,880	35,101,869	35,538,300	35,626,927	34,959,722	35,665,505
Noninterest-bearing deposits	10,359,390	10,526,903	10,673,060	11,132,354	11,453,236	10,519,199	12,184,410
Total deposits	28,940,163	29,069,097	29,560,956	29,974,941	29,757,180	29,189,160	29,311,176
Stockholders' equity	4,021,211	3,826,296	3,818,840	3,560,978	3,572,487	3,889,265	3,518,105
Common Share Data:
Earnings per share - basic	$1.33	$1.31	$1.25	$0.58	$1.12	$3.89	$3.93
Earnings per share - diluted	1.33	1.31	1.24	0.58	1.12	3.88	3.92
Cash dividends per common share	0.40	0.40	0.30	0.30	0.30	1.10	0.90
Book value per share (period-end)	48.47	45.40	44.49	44.05	40.64	48.47	40.64
Tangible book value per share (period-end)	38.10	35.04	34.12	33.63	30.16	38.10	30.16
Weighted average number of shares - diluted	86,560	86,765	86,726	86,604	86,437	86,650	86,368
Period-end number of shares	86,136	86,355	86,622	86,345	86,148	86,136	86,148

	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,
($ in thousands)	2024	2024	2024	2023	2023	2024	2023
Performance and other data:
Return on average assets	1.32%	1.32%	1.24%	0.56%	1.09%	1.29%	1.28%
Return on average common equity	11.43%	12.04%	11.44%	5.64%	10.85%	11.63%	13.00%
Return on average tangible common equity	14.70%	15.73%	14.96%	7.55%	14.53%	15.12%	17.51%
Tangible common equity ratio (b)	9.56%	8.77%	8.61%	8.37%	7.34%	9.56%	7.34%
Tangible common equity Tier 1 (CET1) ratio	13.78%	13.25%	12.65%	12.33%	12.06%	13.78%	12.06%
Net interest margin (te)	3.39%	3.37%	3.32%	3.27%	3.27%	3.36%	3.37%
Noninterest income as a percentage of total revenue (te)	25.89%	24.60%	24.62%	12.51%	24.01%	25.05%	22.98%
Efficiency ratio (c)	54.42%	56.18%	56.44%	55.58%	56.38%	55.67%	55.14%
Allowance for loan losses as a percentage of period-end loans	1.35%	1.32%	1.31%	1.29%	1.28%	1.35%	1.28%
Allowance for credit losses as a percentage of period-end loans	1.46%	1.43%	1.42%	1.41%	1.40%	1.46%	1.40%
Annualized net charge-offs to average loans	0.30%	0.12%	0.15%	0.27%	0.64%	0.19%	0.27%
Nonaccrual loans as a percentage of loans	0.35%	0.36%	0.34%	0.25%	0.25%	0.35%	0.25%
FTE headcount	3,458	3,541	3,564	3,591	3,681	3,458	3,681
Reconciliation of pre-provision net revenue (te) and adjusted pre-provision net revenue(te) (non-GAAP measures) (d)
Net income (GAAP)	$115,572	$114,557	$108,612	$50,603	$97,738	$338,741	$341,999
Provision for credit losses	18,564	8,723	12,968	16,952	28,498	40,255	42,151
Income tax expense	29,684	30,308	24,720	11,705	24,297	84,712	85,821
Pre-provision net revenue	163,820	153,588	146,300	79,260	150,533	463,708	469,971
Taxable equivalent adjustment	2,693	2,828	2,830	2,834	2,852	8,351	8,273
Pre-provision net revenue (te)	166,513	156,416	149,130	82,094	153,385	$472,059	$478,244
Adjustments from supplemental disclosure items
Gain on sale of parking facility	—	—	—	(16,126)	—	—	—
Loss on securities portfolio restructure	—	—	—	65,380	—	—	—
FDIC special assessment	—	—	3,800	26,123	—	3,800	—
Adjusted pre-provision net revenue (te)	$166,513	$156,416	$152,930	$157,471	$153,385	$475,859	$478,244
Reconciliation of revenue (te), adjusted revenue (te) and efficiency ratio (non-GAAP measures) (d)
Net interest income	$271,764	$270,430	$266,171	$269,460	$269,234	$808,365	$828,139
Noninterest income	95,895	89,174	87,851	38,951	85,974	272,920	249,529
Total GAAP revenue	367,659	359,604	354,022	308,411	355,208	1,081,285	1,077,668
Taxable equivalent adjustment	2,693	2,828	2,830	2,834	2,852	8,351	8,273
Total revenue (te)	370,352	362,432	356,852	311,245	358,060	1,089,636	1,085,941
Adjustments from supplemental disclosure items
Gain on sale of parking facility	—	—	—	(16,126)	—	—	—
Loss on securities portfolio restructure	—	—	—	65,380	—	—	—
Adjusted revenue	$370,352	$362,432	$356,852	$360,499	$358,060	$1,089,636	$1,085,941
GAAP noninterest expense	$203,839	$206,016	$207,722	$229,151	$204,675	$617,577	$607,697
Amortization of intangibles	(2,292)	(2,389)	(2,526)	(2,672)	(2,813)	(7,207)	(8,884)
Adjustments from supplemental disclosure items
FDIC special assessment	—	—	(3,800)	(26,123)	—	(3,800)	—
Adjusted noninterest expense for efficiency	$201,547	$203,627	$201,396	$200,356	$201,862	$606,570	$598,813
Efficiency ratio (c)	54.42%	56.18%	56.44%	55.58%	56.38%	55.67%	55.14%

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) for the third quarter of 2024 was $274.5 million, up $1.2 million, or less than 1%, compared to the second quarter of 2024, and was $816.7 million for the first nine months of 2024, down $19.7 million, or 2%, from the comparable period in 2023.

The $1.2 million increase in net interest income (te) compared to the second quarter of 2024 is largely attributable to an additional accrual day, higher loan and securities yields, and lower rates on borrowings, partially offset by an increase in deposit costs. Interest income (te) was up $1.8 million, primarily due to the additional accrual day, with increases in loan and securities yields more than offset by the decline in average loan balances. Interest expense was up $0.6 million, largely due to the additional accrual day and a net increase of 1 bp in the rate paid on interest-bearing deposits, partially offset by both a decrease in the average balance and rates paid on short-term borrowings. The net interest margin for the third quarter of 2024 was 3.39%, up 2 bps from 3.37% in the second quarter of 2024. The increase in the net interest margin from the prior quarter was largely driven by higher loan yields, higher securities yields, and lower borrowing costs, partially offset by an increase in deposit costs.

The $19.7 million decrease in net interest income (te) for the nine months ended September 30, 2024 compared to the same period in 2023 reflects the growth in and prevailing rates on interest-bearing liabilities outpacing those of earning assets. The decline in net interest income (te) includes a $104.8 million increase in interest expense, partially offset by an $85.1 million increase in interest income (te). The increase in interest expense is largely due to a shift in the mix of deposits from noninterest-bearing and low interest-bearing transaction and savings deposits into higher cost products at competitive interest rates, partially offset by a decrease in the cost of borrowings, largely the result of the decrease in average FHLB advances. The increase in interest income (te) was largely driven by higher loan yields. The net interest margin for the nine months ended September 30, 2024 was down 1 bp from the comparative period in 2023, driven largely by the increase in cost of deposits outpacing the yield on earning assets. The rate on interest-bearing liabilities was up 63 bps compared to the first nine months of 2023, with the rate on interest-bearing deposits up 82 bps. The yield on average earning assets was up 46 bps, primarily driven by a 43 bp improvement in the loan yield.

We expect modest expansion in the net interest margin in the fourth quarter of 2024, with this guidance assuming two 25 bp rate cuts by the Federal Reserve during the period.

The following tables detail the components of our net interest income (te) and net interest margin.

	Three Months Ended
	September 30, 2024			June 30, 2024			September 30, 2023
($ in millions)	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$18,179.9	$298.5	6.53%	$18,532.6	$301.4	6.54%	$18,679.0	$294.1	6.25%
Residential mortgage loans	3,997.0	39.9	3.99%	4,000.6	37.7	3.77%	3,669.9	33.7	3.67%
Consumer loans	1,375.1	30.6	8.85%	1,384.2	30.6	8.90%	1,481.8	32.2	8.61%
Loan fees & late charges	—	1.9	0.00%	—	2.0	0.00%	—	0.3	0.00%
Total loans (te) (b)	23,552.0	370.9	6.27%	23,917.4	371.7	6.24%	23,830.7	360.3	6.01%
Loans held for sale	26.5	0.6	8.63%	25.0	0.4	7.06%	43.4	0.8	7.30%
US Treasury and government agency securities	556.4	4.1	2.92%	531.9	3.7	2.80%	535.3	3.4	2.52%
Mortgage-backed securities and collateralized mortgage obligations	6,807.9	44.2	2.60%	6,807.4	43.2	2.54%	7,450.5	42.7	2.29%
Municipals (te)	831.1	6.2	2.96%	851.4	6.3	2.96%	879.2	6.5	2.98%
Other securities	23.5	0.2	3.86%	23.5	0.2	3.86%	23.5	0.2	3.51%
Total securities (te) (c)	8,218.9	54.7	2.66%	8,214.2	53.4	2.60%	8,888.5	52.8	2.37%
Total short-term investments	466.3	6.0	5.16%	382.8	4.9	5.14%	375.0	4.8	5.08%
Total earning assets (te)	$32,263.7	$432.2	5.34%	$32,539.4	$430.4	5.31%	$33,137.6	$418.7	5.02%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$10,905.3	$65.1	2.37%	$10,728.7	$61.4	2.30%	$10,583.2	$51.4	1.93%
Time deposits	4,904.9	57.5	4.66%	4,846.2	56.8	4.71%	4,868.7	53.8	4.38%
Public funds	2,770.6	24.6	3.54%	2,967.3	26.4	3.58%	2,852.0	25.6	3.57%
Total interest-bearing deposits	18,580.8	147.2	3.15%	18,542.2	144.6	3.14%	18,303.9	130.8	2.84%
Repurchase agreements	609.8	2.5	1.61%	678.2	3.1	1.83%	538.1	2.2	1.64%
Other short-term borrowings	362.4	4.9	5.43%	460.7	6.3	5.54%	772.9	10.5	5.40%
Long-term debt	236.4	3.1	5.18%	236.4	3.1	5.19%	236.3	3.1	5.19%
Total borrowings	1,208.6	10.5	3.46%	1,375.3	12.5	3.65%	1,547.3	15.8	4.06%
Total interest-bearing liabilities	19,789.4	157.7	3.17%	19,917.5	157.1	3.17%	19,851.2	146.6	2.93%
Net interest-free funding sources	12,474.3			12,621.9			13,286.4
Total cost of funds	$32,263.7	$157.7	1.94%	$32,539.4	$157.1	1.94%	$33,137.6	$146.6	1.76%
Net interest spread (te)		$274.5	2.17%		$273.3	2.14%		$272.1	2.09%
Net interest margin	$32,263.7	$274.5	3.39%	$32,539.4	$273.3	3.37%	$33,137.6	$272.1	3.27%

(a)
Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)
Includes nonaccrual loans.
(c)
Average securities do not include unrealized holding gains/losses on available for sale securities.
(d)
Included in interest income is net purchase accounting accretion of $0.5 million, $0.8 million, and $0.6 million for the three months ended September 30, 2024, June 30, 2024, and September 30, 2023, respectively.

	Nine Months Ended
	September 30, 2024			September 30, 2023
($ in millions)	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$18,380.4	$895.6	6.51%	$18,558.6	$834.2	6.01%
Residential mortgage loans	3,986.9	114.5	3.83%	3,452.8	93.1	3.60%
Consumer loans	1,391.8	92.5	8.88%	1,515.4	92.1	8.12%
Loan fees & late charges	—	4.8	0.00%	—	(0.1)	0.00%
Total loans (te) (b)	23,759.1	1,107.4	6.22%	23,526.8	1,019.3	5.79%
Loans held for sale	22.3	1.3	7.88%	30.6	1.4	6.38%
US Treasury and government agency securities	534.7	11.2	2.80%	538.0	10.1	2.50%
Mortgage-backed securities and collateralized mortgage obligations	6,802.6	129.8	2.54%	7,556.0	129.2	2.28%
Municipals (te)	849.4	18.9	2.96%	892.7	20.0	2.98%
Other securities	23.5	0.7	3.74%	23.5	0.6	3.51%
Total securities (te) (c)	8,210.2	160.6	2.61%	9,010.2	159.9	2.37%
Total short-term investments	461.0	17.7	5.13%	604.2	21.4	4.73%
Total earning assets (te)	$32,452.6	$1,287.0	5.30%	$33,171.8	$1,202.0	4.84%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$10,812.7	$186.6	2.31%	$10,570.5	$120.0	1.52%
Time deposits	4,905.5	173.3	4.72%	3,559.3	104.1	3.91%
Public funds	2,951.8	79.4	3.59%	2,997.0	73.7	3.29%
Total interest-bearing deposits	18,670.0	439.3	3.14%	17,126.8	297.8	2.32%
Repurchase agreements	635.9	8.3	1.74%	494.3	4.7	1.27%
Other short-term borrowings	329.1	13.5	5.50%	1,434.9	53.8	5.02%
Long-term debt	236.4	9.2	5.19%	240.1	9.3	5.14%
Total borrowings	1,201.4	31.0	3.45%	2,169.3	67.8	4.18%
Total interest-bearing liabilities	19,871.4	470.3	3.16%	19,296.1	365.6	2.53%
Net interest-free funding sources	12,581.2			13,875.7
Total cost of funds	$32,452.6	$470.3	1.94%	$33,171.8	$365.6	1.47%
Net interest spread (te)		$816.7	2.13%		$836.4	2.31%
Net interest margin	$32,452.6	$816.7	3.36%	$33,171.8	$836.4	3.37%
(a)
Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)
Includes nonaccrual loans.
(c)
Average securities do not include unrealized holding gains/losses on available for sale securities.
(d)
Included in interest income is net purchase accounting accretion of $1.6 million and $2.1 million for the nine months ended September 30, 2024 and 2023, respectively.

Provision for Credit Losses

During the third quarter of 2024, we recorded a provision for credit losses expense of $18.6 million, compared to $8.7 million in the second quarter of 2024. The provision in the third quarter of 2024 included net charge-offs of $18.0 million and a reserve build of $0.6 million, compared to net charge-offs of $7.3 million and a reserve build of $1.4 million in the second quarter of 2024. A higher level of net charge-offs was the primary driver of the increase in provision expense linked quarter. Annualized net charge-offs as a percentage of average loans in the second quarter of 2024 was 0.30%, up from 0.12%, in the second quarter of 2024. The third quarter of 2024 net charge-offs included $14.5 million in the commercial portfolio, $3.5 million in the consumer portfolio and less than $0.1 million in the residential mortgage portfolio. The second quarter of 2024 net charge-offs included $4.1 million in the commercial portfolio and $3.3 million in the consumer portfolio, partially offset by net recoveries of $0.1 million in the residential mortgage portfolio.

We recorded a provision for credit losses of $40.3 million for the nine months ended September 30, 2024, compared to $42.2 million for the same period in 2023. The provision for credit losses in the first nine months of 2024 included net charge-offs of $34.3 million and a reserve build of $6.0 million, compared to net charge-offs of $47.3 million and a reserve release of $5.2 million in the same period in 2023. The provision for credit losses for the nine months ended September 30, 2023 includes a $29.7 million charge-off attributable to a single individually evaluated credit that stemmed from borrower-specific circumstances. Net charge-offs in the first nine months of 2024 of $34.3 million, or 0.19% of average loans, is comprised of net charge-offs of $23.8 million in the commercial portfolio and $10.7 million in the consumer portfolio, partially offset by net recoveries of $0.2 million in the residential mortgage portfolio. Net charge-offs in the first nine months of 2023 of $47.3 million, or 0.27% of average loans, is comprised of net charge-offs of $40.1 million in the commercial portfolio and $8.1 million in the consumer portfolio, partially offset by net recoveries of $0.8 million in the residential mortgage portfolio.

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

Noninterest Income

Noninterest income totaled $95.9 million for the third quarter of 2024, up $6.7 million, or 8%, from the second quarter of 2024. The increase in noninterest income from the second quarter of 2024 is primarily driven by increases in our specialty lines, with growth across most revenue lines. For the nine months ended September 30, 2024, noninterest income totaled $272.9 million, up $23.4 million, or 9%, from the same period in 2023. The increase is attributable to most fee income lines, partially offset by a decline in derivative income. A more detailed discussion of these and other noninterest income variances follows.

The components of noninterest income are presented in the following table for the indicated periods.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
($ in thousands)	2024	2024	2023	2024	2023
Service charges on deposit accounts	$23,144	$22,275	$22,264	$67,658	$64,377
Trust fees	18,014	18,473	16,593	53,564	50,720
Bank card and ATM fees	21,639	21,827	20,555	64,088	62,258
Investment and annuity fees and insurance commissions	10,890	9,789	8,520	32,523	25,628
Secondary mortgage market operations	3,379	3,546	2,609	9,816	7,076
Income from bank-owned life insurance	4,364	3,760	3,633	12,353	10,283
Credit related fees	2,905	3,130	3,253	9,166	9,249
Income (loss) from customer and other derivatives	923	(1,060)	418	(2,939)	1,585
Net gains on sales of premises, equipment and other assets	2,943	1,043	1,297	6,765	2,310
Other miscellaneous	7,694	6,391	6,832	19,926	16,043
Total noninterest income	$95,895	$89,174	$85,974	$272,920	$249,529

Service charges on deposit accounts are composed of overdraft fees, nonsufficient funds fees on business accounts, business and corporate account analysis fees, overdraft protection fees and other customer transaction-related charges. Service charges on deposits totaled $23.1 million for the third quarter of 2024, up $0.9 million, or 4%, compared to the second quarter of 2024, primarily driven by an increase in both consumer and business overdraft fees. For the nine months ended September 30, 2024, services charges on deposits totaled $67.7 million, up $3.3 million, or 5%, from the same period in 2023. The year over year increase was driven primarily by analysis fees on business accounts as a result of activity levels, balance outflows and sales performance, and consumer and business overdraft fees, partially offset by a decline in consumer service charges as a result of the elimination of paper statement fees.

Trust fee income represents revenue generated from a full range of trust services, including asset management and custody services provided to individuals, businesses and institutions. Trust fees totaled $18.0 million for the third quarter of 2024, down $0.5 million, or 2%, from the second quarter of 2024, largely attributable to decreases in personal trust revenue as a result of seasonal tax preparation fees recorded in the prior quarter. For the nine months ended September 30, 2024, trust fees totaled $53.6 million, an increase of $2.8 million, or 6%, from the same period in 2023. The year over year increase was primarily attributable to personal and institutional trust revenue, driven by market value and sales volumes.

Bank card and ATM fees include interchange and other income from credit and debit card transactions, fees earned from processing card transactions for merchants, and fees earned from ATM transactions. Bank card and ATM fees totaled $21.6 million for the third quarter of 2024, down $0.2 million, or 1%, from the second quarter of 2024. The linked quarter decrease was primarily driven by a decline in merchant fees. Bank card and ATM fees for the nine months ended September 30, 2024 totaled $64.1 million, up $1.8 million, or 3%, from the same period in 2023. The year over year change was driven primarily by increases in purchasing card activity and merchant fees, partially offset by a decline in ATM fees.

Investment and annuity fees and insurance commissions, which include both fees earned from sales of annuity and insurance products, as well as managed account fees, totaled $10.9 million, up $1.1 million, or 11%, from the second quarter of 2024. The linked-quarter increase was largely driven by sales volume for annuities, fixed income trading and insurance, and to an increase in recurring fees as a result of higher market values of securities. Investment and annuity fees and insurance commissions for the nine months ended

September 30, 2024 totaled $32.5 million, up $6.9 million, or 27%, from the same period in 2023. The year over year increase includes a $3.0 million increase in investment fees, and a $4.3 million increase in annuity fees and other investment fees, reflective of continued strong annuity sales performance and fixed-income trading commissions amid the elevated interest rate environment and favorable market conditions, partially offset by a $0.5 million decline in corporate underwriting fees.

Income from secondary mortgage market operations is comprised of income produced from the origination and sales of residential mortgage loans in the secondary market. We offer a full range of mortgage products to our customers and typically sell longer-term fixed-rate loans while retaining the majority of adjustable-rate loans, as well as loans generated through programs to support customer relationships. Secondary mortgage market operations income will vary based on mortgage application volume, pull through rates, the percentage of loans ultimately sold in the secondary market and the timing of such sales. Income from secondary mortgage market operations was $3.4 million in the third quarter of 2024, down $0.2 million, or 5%, from the second quarter of 2024. For the nine months ended September 30, 2024, income from secondary mortgage market operations totaled $9.8 million, up $2.7 million, or 39%, from the same period in 2023. The year over year increase was largely driven by an upward trend in the percentage of mortgage loans sold in the secondary market as opposed to those held in our portfolio.

Income from bank-owned life insurance (BOLI) is typically generated through insurance benefit proceeds as well as the growth of the cash surrender value of insurance contracts held. Income from BOLI was $4.4 million for the third quarter of 2024, up $0.6 million, or 16%, from the second quarter of 2024, primarily attributable to an increase in mortality gains. Income from BOLI for the nine months ended September 30, 2024 totaled $12.4 million, up $2.1 million, or 20%, from the same period in 2023 and is reflective of increases in both income from mortality gains and changes in cash surrender value.

Credit-related fees include fees assessed on letters of credit and unused portions of loan commitments. Credit-related fees were $2.9 million for the third quarter of 2024, down $0.2 million, or 7%, compared to the second quarter of 2024, primarily driven by a decrease in standby letter of credit fees. Credit-related fees for the nine months ended September 30, 2024 totaled $9.2 million, down $0.1 million, or 1%, from the same period in 2023. Income from these products will vary based on letters of credit issued, credit line utilization and prevailing assessment rates.

Income or loss from customer and other derivatives is largely from our customer interest rate derivative program. Income from customer and other derivatives totaled $0.9 million for the third quarter of 2024, compared to a loss of $1.1 million in the second quarter of 2024. Derivative income can be volatile and is dependent upon the composition of the portfolio, volume and mix of sales and termination activity, and market value adjustments due to market interest rate movement. The linked-quarter improvement is largely reflective of $1.4 million of expense resulting from assumption changes to the Visa B derivative liability recorded in the prior quarter that did not recur. For the nine months ended September 30, 2024, loss from customer and other derivatives totaled $2.9 million, compared to income of $1.6 million for the same period in 2023. The current period includes a $1.5 million loss resulting from assumption changes associated with customer derivatives recorded in the first quarter of 2024 and a $0.5 million unfavorable variance in income from the Visa B derivative liability. The remainder of the year-over-year decline is largely a result of changes in the interest rate environment in each of the comparative periods, which affects demand for variable rate loans and related derivative products, valuation adjustments, and related collateral income/expense for the program as a whole.

Net gains on sales of premises, equipment and other assets consists primarily of net revenue earned from sales of excess-bank owned facilities and equipment no longer in use, gains on sales of Small Business Administration (SBA) and other non-residential mortgage loans, and leases and other assets associated with the equipment finance line of business. Net gains on sales of premises, equipment and other assets totaled $2.9 million for the third quarter of 2024, compared to $1.0 million for the second quarter of 2024. The linked-quarter increase was largely driven by gains on sales of SBA loans. Net gains on sales of premises, equipment and other assets for the nine months ended September 30, 2024 totaled $6.8 million, compared to $2.3 million in the same period in 2023. The year over year increase was largely driven by an increase in the volume of SBA loan sales and income earned from such, and gains on the sale of bank premises and equipment. The level of net gains or losses on sales of these assets in a given reporting period will vary based on a variety of circumstances.

Other miscellaneous income is comprised of various items, including income from investments in small business investment companies (SBIC), Federal Home Loan Bank (FHLB) stock dividends, and fees from loan syndication and other specialty lines of business. Other miscellaneous income totaled $7.7 million, up $1.3 million, or 20%. The linked-quarter change was largely driven by increases of $0.7 million in SBIC income and $0.2 million in loan syndication fees. For the nine months ended September 30, 2024, other miscellaneous income totaled $19.9 million, up $3.9 million, or 24%, from the same period in 2023, the primary driver of which was a $2.2 million increase in dividends on FHLB stock.

We expect noninterest income to be up six to seven percent for the full year of 2024 from the 2023 adjusted noninterest income of $337.7 million.

Noninterest Expense

Noninterest expense for the third quarter of 2024 was $203.8 million, down $2.2 million, or 1%, from the second quarter of 2024, with decreases in personnel expense, other miscellaneous losses and deposit insurance and regulatory fees, partially offset by an increase in professional services expense and a decrease in net gains from other real estate and foreclosed asset. For the nine months ended September 30, 2024, noninterest expense totaled $617.6 million, up $9.9 million, or 2%, from the same period in 2023. Year to date noninterest expense includes a $3.8 million supplemental disclosure item attributable to an FDIC special assessment. Excluding the impact of the supplemental disclosure item, noninterest expense for the nine months ended September 30, 2024 was up $6.1 million, or 1%, from the same period in 2023. The year over year increase was largely driven by personnel expense and data processing expense, partially offset by a decrease in net other retirement expense. A more detailed discussion of these and other noninterest expense variances follows.

The components of noninterest expense are presented in the following table for the indicated periods.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
($ in thousands)	2024	2024	2023	2024	2023
Compensation expense	$94,371	$97,121	$95,650	$288,061	$282,174
Employee benefits	21,400	21,605	20,616	67,593	64,279
Personnel expense	115,771	118,726	116,266	355,654	346,453
Net occupancy expense	13,438	13,158	13,434	39,991	38,347
Equipment expense	4,689	4,312	4,776	13,229	14,555
Data processing expense	31,124	31,371	29,822	91,232	87,566
Professional services expense	10,984	9,458	9,519	29,478	27,565
Amortization of intangible assets	2,292	2,389	2,813	7,207	8,884
Deposit insurance and regulatory fees	5,480	6,008	5,851	20,419	18,234
Other real estate and foreclosed asset income, net	(411)	(1,099)	(26)	(1,706)	(153)
Corporate value and franchise taxes and other non-income taxes	4,691	5,086	5,238	14,848	15,732
Advertising	3,331	3,271	3,621	9,509	10,353
Telecommunications and postage	2,406	2,289	2,590	7,108	8,373
Entertainment and contributions	2,707	2,685	2,765	8,570	7,978
Tax credit investment amortization	1,585	1,555	1,494	4,694	4,297
Printing and supplies	814	1,072	968	2,768	3,107
Travel expense	1,534	1,596	1,368	4,233	4,065
Net other retirement expense	(4,396)	(4,507)	(3,228)	(13,727)	(10,195)
Other miscellaneous	7,800	8,646	7,404	24,070	22,536
Total noninterest expense	$203,839	$206,016	$204,675	$617,577	$607,697
Supplemental Disclosure Items Included in Noninterest Expense
Deposit insurance and regulatory fees
FDIC deposit insurance special assessment	$—	$—	$—	$3,800	$—

Personnel expense consists of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and insurance for medical, life and disability. Personnel expense totaled $115.8 million for the third quarter of 2024, down $3.0 million, or 2%, from the previous quarter. The linked quarter variance reflects a decrease in full-time equivalent employees and higher salary deferrals, partially offset by an increase in incentive-based compensation. For the nine months ended September 30, 2024, personnel expense totaled $355.7 million, up $9.2 million, or 3%, from the same period in 2023. The year over year change reflects annual increases across most salary and benefit categories that were partially offset by savings attributable to a decrease in headcount.

Occupancy and equipment expenses are primarily composed of lease expenses, depreciation, maintenance and repairs, rent, taxes, and other equipment expenses. Occupancy and equipment expenses totaled $18.1 million for the third quarter of 2024, up $0.7 million, or 4%, from the prior quarter, with increased cost associated with general repairs, maintenance and utilities, partially offset by decreases in leased facility expense. For the nine months ended September 30, 2024, occupancy and equipment expenses totaled $53.2 million, up $0.3 million, or 1%, from the same period in 2023.

Data processing expense includes expenses related to third party technology processing and servicing costs, technology project costs and fees associated with bank card and ATM transactions, and credit card reward expenses, and may vary with transaction volume and timing of technology enhancement initiatives. Data processing expense was $31.1 million for the third quarter of 2024, down $0.2 million, or 1%, from the second quarter of 2024. For the nine months ended September 30, 2024, data processing expense totaled $91.2 million up $3.7 million, or 4%, from the same period in 2023, driven in part by certain activity-based processing fees, expenses associated with ongoing technology enhancements, increases in card rewards expense, and ATM servicing arrangement costs, as the current period reflects a full nine months of expense associated with an arrangement entered into in 2023.

Professional services expense includes accounting and audit, legal, consulting and certain outsourced service expense. Professional services expense for the third quarter of 2024 totaled $11.0 million, up $1.5 million, or 16%, from the second quarter of 2024, with increases in most categories. For the nine months ended September 30, 2024, professional services expense totaled $29.5 million, up $1.9 million, or 7%, from the same period in 2023, primarily driven by expenses incurred for certain outsourcing initiatives, partially offset by a decrease in consulting fees. Professional service expense may vary from period to period, generally related to consulting and legal needs.

Deposit insurance and regulatory fees for the third quarter of 2024 totaled $5.5 million, down $0.5 million, or 9%, from the second quarter of 2024. For the nine months ended September 30, 2024, deposit insurance and regulatory fees totaled $20.4 million, up $2.2 million, or 12%, from the same period in 2023. Included in the nine months ended September 30, 2024 is a supplemental disclosure item of $3.8 million attributable to a special assessment by the FDIC to cover losses incurred under the systemic risk exception following the failure of two large regional banks. Excluding the impact of the supplemental disclosure item, both the linked-quarter and year over year changes in deposit insurance and regulatory fees were primarily attributable to modest changes in our risk-based assessment calculation.

The FDIC special assessment expense recorded to date is management's estimate of our portion of the cost attributable to the systemic risk exception based on information from the FDIC. However, the loss estimates resulting from the failures of Silicon Valley Bank and Signature Bank may be subject to further change pending the projected and actual outcome of loss share agreements, joint ventures, and outstanding litigation. The exact amount of losses incurred will not be determined until the FDIC terminates the receiverships of these banks; therefore, the exact exposure to the Company remains unknown.

Net gains from other real estate and foreclosed assets totaled $0.4 million in the third quarter of 2024, compared to $1.1 million in the second quarter of 2024. For the nine months ended September 30, 2024, net gains from other real estate and foreclosed assets totaled $1.7 million, compared to $0.2 million for the same period in 2023. The level of net income or losses associated with maintaining the other real estate owned portfolio can vary depending on sales activity, valuation adjustments and income or expense associated with operating and maintaining foreclosed property. Gains or losses on the sale of other real estate and foreclosed assets may occur periodically and are dependent on the number and type of assets for sale and current market conditions.

Corporate value, franchise and other non-income tax expense for the third quarter of 2024 totaled $4.7 million, down $0.4 million, or 8%, compared to the prior quarter. For the nine months ended September 30, 2024, corporate value, franchise and other non-income tax expense totaled $14.8 million, down $0.9 million, or 6%, from the same period in 2023. The linked-quarter and year over year declines are largely attributable to bank share tax. The calculation of bank share tax is based on multiple variables, including average quarterly assets, earnings and stockholders’ equity to determine the taxable assessment value.

Business development-related expenses (including advertising, travel, entertainment and contributions) totaled $7.6 million for the third quarter of 2024, virtually flat compared to the second quarter of 2024. For the nine months ended September 30, 2024, business development-related expenses totaled $22.3 million, down $0.1 million, or less than 1%, from the same period in 2023. The timing and level of business development expense can vary based on business needs and promotional campaigns.

All other expenses, excluding amortization of intangibles, is comprised of a variety of other operational expenses and losses, tax credit investment amortization, and net other retirement expense. All other expenses totaled $8.2 million for the third quarter of 2024, down $0.8 million, or 9%, from the second quarter of 2024, largely in other miscellaneous expense. For the nine months ended September 30, 2024, all other expenses totaled $24.9 million, down $3.2 million, or 11%, from the same period in 2023, driven in large part by a $3.5 million decrease in net other retirement expense.

We expect noninterest expense to be up one to two percent for the full year of 2024 from the 2023 adjusted noninterest expense of $810.7 million.

Income Taxes

The effective income tax rate for the third quarter of 2024 was 20.4% compared to 20.9% in the second quarter of 2024. The effective income tax rate for the nine months ended September 30, 2024 was 20.0%, relatively unchanged from the same period in 2023.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity management ensures that funds are available to meet the cash flow requirements of our depositors and borrowers, while also meeting the operating, capital and strategic cash flow needs of the Company, the Bank and other subsidiaries. As part of the overall asset and liability management process, liquidity management strategies and measurements have been developed to manage and monitor liquidity risk. The following table summarizes available liquidity at September 30, 2024:

	September 30, 2024
($ in thousands)	Total Available	Amount Used	Net Availability
Available Sources of Funding:
Internal Sources:
Free securities	$4,343,629	$—	$4,343,629
External Sources:
Federal Home Loan Bank (a)	6,889,014	1,333,088	5,555,926
Federal Reserve Bank	3,319,794	—	3,319,794
Brokered deposits	4,347,436	190,493	4,156,943
Other	1,229,000	200,000	1,029,000
Total Available Sources of Funding	$20,128,873	$1,723,581	$18,405,292
Cash and other interest-bearing bank deposits			1,365,107
Total Liquidity			$19,770,399

(a) Amount used includes letters of credit.

Liquidity levels of financial institutions continue to be in heightened focus since the failure of several major regional U.S. banks that experienced large-scale deposit runs in the first half of 2023. Dampened depositor confidence over a financial institution's ability to protect deposit balances in excess of the federally insured limit is thought to pose a higher likelihood of a deposit run, and, in turn, the risk that the institution may have insufficient liquidity to meet customer demand. At September 30, 2024, our available on and off-balance sheet liquidity of $19.8 billion is well in excess of our estimated uninsured, noncollateralized deposits of approximately $10.8 billion.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities and repayments of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window. Total pledged securities were $3.4 billion at September 30, 2024, compared to $3.6 billion at June 30, 2024 and $4.7 billion at December 31, 2023. Management has established an internal target for the ratio of free securities to total securities of 20% or greater. As shown in the table below, our ratio of free securities to total securities was 56.52% at September 30, 2024, compared to 53.24% at June 30, 2024 and 38.80% December 31, 2023. The decrease in pledged securities and related increase in free securities compared to December 31, 2023 is the result of pledging of approximately $1.0 billion of FHLB letters of credit in lieu of securities in both the second and third quarters of 2024. Both securities and FHLB letters of credit are pledged as collateral related to public funds and repurchase agreements.

	September 30,	June 30,	March 31,	December 31,	September 30
Liquidity Metrics	2024	2024	2024	2023	2023
Free securities / total securities	56.52%	53.24%	44.86%	38.80%	46.12%
Core deposits / total deposits	92.95%	93.06%	92.61%	92.51%	90.85%
Wholesale funds / core deposits	6.28%	6.63%	4.71%	7.21%	10.24%
Liquid assets / total liabilities	18.38%	16.30%	13.19%	12.69%	14.94%
Quarter-to-date average loans / quarter-to-date average deposits	81.38%	82.28%	80.55%	79.39%	80.08%

The liability portion of the balance sheet provides liquidity mainly through the ability to use cash sourced from customer deposit accounts. At September 30, 2024, deposits totaled $29.0 billion, down $217.8 million from June 30, 2024 and $707.2 million from December 31, 2023.

Brokered time deposits at September 30, 2024 totaled $190.5 million, down $9.6 million from June 30, 2024 and down $399.3 million from December 31, 2023. The brokered deposits held at September 30, 2024 bear interest at a weighted average rate of 5.53% with maturities between November 2024 and February 2025. The decrease from both comparative periods is attributable to net maturities of instruments that were not replaced. The use of brokered deposits as a funding source is subject to certain policies regarding the amount, term and interest rate.

Core deposits consist of total deposits excluding certificates of deposit of $250,000 or more and brokered deposits. Core deposits totaled $26.9 billion at September 30, 2024, down $233.1 million, or 1%, from June 30, 2024 and down $525.6 million, or 2%, from December 31, 2023. Changes in the level of core deposits will vary based on the level of total deposits and the mix therein. The ratio of core deposits to total deposits was 92.95% at September 30, 2024, compared to 93.06% at June 30, 2024 and 92.51% at December 31, 2023.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At September 30, 2024, the Bank had $300 million in borrowings and approximately $5.6 billion available under this line. The unused borrowing capacity at the Federal Reserve’s discount window is approximately $3.3 billion. There were no outstanding borrowings with the Federal Reserve at any date during any period covered by this report.

Wholesale funds, which are comprised of short-term borrowings, long-term debt and brokered deposits were 6.28% of core deposits at September 30, 2024, compared to 6.63% at June 30, 2024 and 7.21% at December 31, 2023. At September 30, 2024, wholesale funds totaled $1.7 billion, a decrease of $107.6 million, or 6%, from June 30, 2024 and $288.0 million, or 15%, from December 31, 2023. The amount of wholesale funds outstanding will vary based on retail deposit levels and current funding needs. The Company has established an internal target for wholesale funds to be less than 25% of core deposits.

Other key measures used to monitor liquidity include the liquid asset ratio and the loan-to-deposit ratio. The liquid asset ratio (liquid assets, consisting of cash, short-term investments and free securities, divided by total liabilities) measures our ability to meet short-term obligations. Our liquid asset ratio was 18.38% at September 30, 2024, compared to 16.30% at June 30, 2024 and 12.69% at December 31, 2023. Management has established a minimum liquid asset ratio of 7.5% and an internal target of 12% or greater. The loan to deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding) measures the amount of funds the Company lends for each dollar of deposits on hand. Our average loan-to-deposit ratio for the third quarter of 2024 was 81.38%, compared to 82.28% for the second quarter of 2024 and 79.39% for the fourth quarter of 2023. Management has an established target range for the loan-to-deposit ratio of 87% to 89%, but will operate outside that range under certain circumstances.

Cash generated from operations is another important source of funds to meet liquidity needs. The Consolidated Statements of Cash Flows included in Part I, Item 1 of this document present operating cash flows and summarize all significant sources and uses of funds during the nine months ended September 30, 2024 and 2023.

Dividends received from the Bank have been the primary source of funds available to the Parent for the payment of dividends to our stockholders and for servicing its debt. The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends the Bank can distribute to the Parent. The Parent targets cash and other liquid assets to provide liquidity in an amount sufficient to fund approximately six quarters of ongoing cash or liquid asset needs, consisting primarily of common stockholder dividends, debt service requirements, and any expected share repurchase or early extinguishment of debt. The Parent may operate below the target level on a temporary basis if a return to the target can be achieved in the near-term, generally not to exceed four quarters. The Parent had cash and liquid assets of $253.8 million at September 30, 2024, exceeding our internal target.

Capital Resources

Stockholders’ equity totaled $4.2 billion at September 30, 2024, up $254.0 million, or 6%, from June 30, 2024 and $371.0 million, or 10% from December 31, 2023. The increase from June 30, 2024 is primarily attributable to other comprehensive income of $182.4 million, net income of $115.6 million and $6.4 million of long-term incentive plan and dividend reinvestment activity. These factors were partially offset by dividends of $35.1 million and share repurchases of $15.4 million. The increase from December 31, 2023 is attributable to net income of $338.7 million, other comprehensive income of $145.6 million, and $13.5 million of long-term incentive plan and dividend reinvestment activity, partially offset by $96.9 million of dividends, and $30.0 million of share repurchases.

The tangible common equity (TCE) ratio was 9.56% at September 30, 2024, up 79 bps from 8.77% at June 30, 2024, driven primarily by other comprehensive income (+52 bps), tangible net earnings (+34 bps), a decrease in tangible assets (+5 bps) and stock-based compensation activity (+2 bps), partially offset by dividends (-10 bps) and common share repurchases (-4 bps).

The regulatory capital ratios of the Company and the Bank at September 30, 2024 remained well in excess of current regulatory minimum requirements, including capital conservation buffers, by at least $1.1 billion. The Company and the Bank have been categorized as “well-capitalized” in the most recent notices received from our regulators. Refer to the Supervision and Regulation section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 for further discussion of our capital requirements.

The following table shows the regulatory capital ratios for the Company and the Bank as calculated under current rules for the indicated periods. The capital ratios reflect the election to use the CECL five-year transition rule that allowed for the option to delay for two years the estimated impact of CECL on regulatory capital (0% in 2020 and 2021), followed by a three-year transition (25% in 2022, 50% in 2023, 75% in 2024, and 100% thereafter). The two-year delay included the full impact of January 1, 2020 cumulative effect impact plus an estimated impact of CECL calculated quarterly as 25% of the current ACL over the January 1, 2020 balance (modified transition amount). The modified transition amount was recalculated each quarter in 2020 and 2021, with the December 31, 2021 impact of $24.9 million plus a day one impact of $44.1 million (net of tax) carrying through the remaining three years of the transition, as adjusted by the applicable transition percentage, equating to $17.2 million at September 30, 2024.

	Well-	September 30,	June 30,	March 31,	December 31,	September 30,
	Capitalized	2024	2024	2024	2023	2023
Total capital (to risk weighted assets)
Hancock Whitney Corporation	10.00%	15.56%	15.00%	14.34%	13.93%	13.63%
Hancock Whitney Bank	10.00%	14.52%	14.00%	13.39%	13.04%	12.82%
Tier 1 common equity capital (to risk weighted assets)
Hancock Whitney Corporation	6.50%	13.78%	13.25%	12.65%	12.33%	12.06%
Hancock Whitney Bank	6.50%	13.36%	12.87%	12.29%	12.03%	11.83%
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	8.00%	13.78%	13.25%	12.65%	12.33%	12.06%
Hancock Whitney Bank	8.00%	13.36%	12.87%	12.29%	12.03%	11.83%
Tier 1 leverage capital
Hancock Whitney Corporation	5.00%	11.03%	10.71%	10.49%	10.10%	10.01%
Hancock Whitney Bank	5.00%	10.69%	10.40%	10.19%	9.86%	9.82%

We regularly perform stress analysis on our capital levels. One such scenario includes the hypothetical impact of including accumulated other comprehensive losses on market valuations of available for sale securities and cash flow hedges in regulatory capital and a further stress scenario that includes both those losses plus losses on the held to maturity investment portfolio in regulatory capital. We estimate that our regulatory capital ratios would remain in excess of the well-capitalized minimums under both of these stress scenarios at September 30, 2024.

On July 25, 2024, our board of directors declared the regular quarterly common stock cash dividend of $0.40 per share. The quarterly common stock cash dividend was paid on September 16, 2024 to shareholders of record on September 5, 2024. The Company has paid uninterrupted dividends to its shareholders since 1967.

On January 26, 2023, our board of directors authorized the repurchase of up to 4,297,000 shares of the Company’s common stock (approximately 5% of the shares of common stock outstanding as of December 31, 2022). The authorization is set to expire on December 31, 2024. The shares may be repurchased in the open market, by block purchase, through accelerated share repurchase plans, in privately negotiated transactions or otherwise, in one or more transactions, from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The Company is not obligated to purchase any shares under this program and the repurchase authorization may be terminated or amended by the Board at any time prior to the expiration date. During the third quarter of 2024, 300,000 shares were repurchased under this program at an average price of $50.63 per share, inclusive of commissions. At September 30, 2024, 612,993 shares had been repurchased under this program at an average price of $48.63 per share, inclusive of commissions. The Company has accrued an estimated excise tax liability on net share repurchases of $0.2 million at September 30, 2024.

BALANCE SHEET ANALYSIS

Short-Term Investments

Short-term assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors. Short-term investments, including interest-bearing bank deposits and federal funds sold, were $795.2 million at September 30, 2024, up $213.6 million from June 30, 2024 and $168.1 million from December 31, 2023. Average short-term investments of $466.3 million for the third quarter of 2024 were up $83.4 million from the second quarter of 2024. Year-to-date average short term investments for the nine months ended September 30, 2024 totaled $461.0 million, down $143.2 million compared to the same period in 2023. Typically, the balance of short-term investments will change on a daily basis depending upon movement in customer loan and deposit accounts. The comparative average balance for the nine months ended September 2023 was impacted by excess liquidity held in response to the disruption in the financial industry caused by bank failures.

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

Investment in securities totaled $7.8 billion at September 30, 2024, up $233.9 million, or 3%, from June 30, 2024 and $169.8 million, or 2%, from December 31, 2023. The increases from June 30, 2024 and December 31, 2023 were largely driven by favorable increases in the fair valuation adjustment on the available for sale portfolio of $191.5 million and $132.4 million, respectively.

At September 30, 2024, securities available for sale totaled $5.3 billion and securities held to maturity totaled $2.5 billion.

Our securities portfolio consists mainly of residential and commercial mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies. We invest only in high quality investment grade securities with a targeted portfolio effective duration generally between two and five and a half years. At September 30, 2024, the average expected maturity of the portfolio was 5.78 years with an effective duration of 4.25 years and a nominal weighted-average yield of 2.62%. Under an immediate, parallel rate shock using increases of 100 bps and 200 bps, the effective durations would be 4.33 and 4.35 years, respectively. At December 31, 2023, the average expected maturity of the portfolio was 6.22 years with an effective duration of 4.60 years and a nominal weighted-average yield of 2.48%. The changes in expected maturity, effective duration, and nominal weighted-average yield were largely the result of maturities and paydowns and reinvestment in the portfolio during the year. At September 30, 2024, approximately $514 million of our available for sale securities are hedged with $478 million in fair value hedges in order to provide protection and flexibility to reposition and/or reprice the portfolio in a rising interest rate environment, effectively reducing the duration (market price risk) on the hedged securities.

At the end of each reporting period, we evaluate the securities portfolio for credit loss. Based on our assessments, expected credit loss was not material for any period presented, and therefore no allowance for credit loss was recorded.

Loans

Total loans at September 30, 2024 were $23.5 billion, down $456.0 million, or 2%, from June 30, 2024 and down $466.3 million, or 2%, from December 31, 2023. The decrease in loans from both comparative periods reflects a decline in our shared national credit portfolio as we remain focused on originating more granular loans and higher pay-offs on income producing commercial real estate loans, discussed in more detail below.

The following table shows the composition of our loan portfolio at each date indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
($ in thousands)	2024	2024	2024	2023	2023
Total loans:
Commercial non-real estate	$9,588,309	$9,847,759	$9,926,333	$9,957,284	$10,075,585
Commercial real estate - owner occupied	3,096,173	3,094,258	3,080,192	3,093,763	3,081,327
Total commercial and industrial	12,684,482	12,942,017	13,006,525	13,051,047	13,156,912
Commercial real estate - income producing	3,988,661	4,053,812	4,042,797	3,986,943	4,027,553
Construction and land development	1,423,615	1,528,393	1,541,773	1,551,091	1,614,846
Residential mortgages	3,988,309	4,000,211	3,983,321	3,886,072	3,721,106
Consumer	1,370,520	1,387,183	1,396,522	1,446,764	1,463,262
Total loans	$23,455,587	$23,911,616	$23,970,938	$23,921,917	$23,983,679

Commercial and industrial (“C&I”) loans includes both non-real estate and owner occupied real estate secured loans. The Bank lends mainly to middle market and smaller commercial entities, although it participates in larger shared credit loan facilities. C&I totaled $12.7 billion at September 30, 2024, down $257.5 million, or 2%, from June 30, 2024 and down $366.6 million, or 3%, from December 31, 2023. The decreases from both comparative periods are reflective of our strategic reduction of exposure to shared national credits. In addition, loan growth in this portfolio segment has tempered, as demand has been affected by the interest rate environment.

Shared national credits outstanding at September 30, 2024 totaled approximately $2.28 billion, or 9.7% of total loans, down $253.6 million from June 30, 2024 and down $340.5 million from December 31, 2023. The decline from both comparative periods was driven by the previously mentioned strategic reduction of exposure to large credit-only relationships. At September 30, 2024, our larger concentrations in shared national credits includes approximately $336 million of manufacturing credits, $329 million of real estate rental and leasing credits, $318 million of healthcare-related credits, and $310 million of finance and insurance credits, with the remainder of the balance in other diverse industries.

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

	September 30,		June 30,		March 31,		December 31,		September 30,
	2024		2024		2024		2023		2023
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial & industrial loans:
Health care and social assistance	$1,373,275	11%	$1,421,071	11%	$1,500,050	11%	$1,481,669	11%	$1,465,057	11%
Retail trade	1,262,357	10%	1,258,798	10%	1,285,503	10%	1,236,830	9%	1,231,718	9%
Real estate and rental and leasing	1,216,311	9%	1,255,485	10%	1,254,432	10%	1,270,568	10%	1,289,505	10%
Manufacturing	1,152,823	9%	1,127,144	9%	1,108,134	9%	1,120,232	9%	1,159,312	9%
Wholesale trade	1,076,834	9%	1,133,992	9%	1,090,634	8%	1,111,643	8%	1,046,650	8%
Transportation and warehousing	974,147	8%	981,175	8%	951,673	7%	872,379	7%	884,057	7%
Construction	968,213	7%	1,005,536	8%	992,489	8%	998,802	8%	1,047,345	8%
Professional, scientific, and technical services	747,559	6%	741,955	6%	762,181	6%	735,381	6%	766,440	6%
Accommodation, food services and entertainment	735,563	6%	727,601	6%	705,308	5%	706,141	5%	726,582	5%
Finance and insurance	729,627	6%	778,041	6%	862,004	7%	878,824	7%	931,750	7%
Public administration	412,246	3%	422,262	3%	443,547	3%	461,390	3%	477,830	4%
Other services (except public administration)	404,696	3%	391,496	3%	386,709	3%	396,674	3%	392,561	3%
Information	395,155	3%	441,342	3%	435,439	3%	424,532	3%	442,928	3%
Admin, support, waste mgmt, remediation services	337,175	3%	338,350	3%	296,396	2%	357,390	3%	360,617	3%
Educational services	243,023	2%	251,740	2%	252,309	2%	247,003	2%	247,427	2%
Energy	188,619	1%	200,145	2%	204,746	2%	204,633	2%	205,030	1%
Other	466,859	4%	465,884	4%	474,971	4%	546,956	4%	482,103	4%
Total commercial & industrial loans	$12,684,482	100%	$12,942,017	100%	$13,006,525	100%	$13,051,047	100%	$13,156,912	100%

Commercial real estate - income producing loans totaled approximately $4.0 billion at September 30, 2024, down $65.2 million, or 2%, from June 30, 2024 and up $1.7 million, or less than 1%, from December 31, 2023. Construction and land development loans totaled approximately $1.4 billion at September 30, 2024, down $104.8 million, or 7%, from June 30, 2024, and down $127.5 million, or 8%, from December 31, 2023. The decrease in commercial real estate - income producing loans was largely driven by payoffs and paydowns outpacing loan growth, including transfers of construction loans moving to permanent financing. The declines in both commercial real estate - income producing and construction loan portfolios is reflective of our efforts to limit our growth in income producing real estate with a focus on resilient projects given the current economic environment. The following table details the end-of-period aggregated commercial real estate - income producing and construction loan balances by property type. Loans reflected in 1-4 family residential construction include both loans to construction builders as well as single family borrowers.

	September 30,		June 30,		March 31,		December 31,		September 30,
	2024		2024		2024		2023		2023
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial real estate - income producing and construction loans:
Multifamily	$1,324,329	25%	$1,448,473	26%	$1,366,673	24%	$1,268,342	23%	$1,189,768	21%
Retail	836,827	15%	838,782	15%	818,665	15%	812,556	15%	848,914	15%
Industrial	761,464	14%	741,813	13%	777,519	14%	753,074	13%	724,359	13%
Healthcare related properties	746,342	14%	758,806	14%	800,164	14%	777,473	14%	864,331	15%
Hotel, motel and restaurants	491,065	9%	489,829	9%	474,636	9%	477,761	9%	464,014	8%
Office	485,672	9%	507,395	9%	503,446	9%	514,763	9%	547,516	10%
1-4 family residential construction	264,819	5%	302,179	5%	362,495	7%	429,107	8%	527,325	9%
Other land loans	181,459	3%	176,069	3%	180,857	3%	187,514	3%	198,722	4%
Other	320,299	6%	318,859	6%	300,115	5%	317,444	6%	277,450	5%
Total commercial real estate - income producing and construction loans	$5,412,276	100%	$5,582,205	100%	$5,584,570	100%	$5,538,034	100%	$5,642,399	100%

The residential mortgage loan portfolio totaled $4.0 billion at September 30, 2024, virtually flat compared to June 30, 2024 and up $102.2 million, or 3%, from December 31, 2023. The composition of the residential mortgage loan portfolio will depend on the volume of loans originated and the percentage ultimately sold in the secondary market.

The consumer loan portfolio totaled $1.4 billion at September 30, 2024, down $16.7 million, or 1%, from June 30, 2024 and down $76.2 million, or 5%, from December 31, 2023. Changes in the consumer loan portfolio reflect both slowing demand and the impact of our exit from the indirect automobile lending market, where the existing portfolio is in run-off. The indirect loan portfolio totaled $24.2 million at September 30, 2024, down $8.0 million from June 30, 2024 and down $28.3 million from December 31, 2023.

Average loans for the third quarter of 2024 of $23.6 billion were down $365.4 million, or 2%, compared to the second quarter of 2024.

Management expects December 31, 2024 period-end loans to be flat or down slightly compared to the December 31, 2023 balance of $23.9 billion.

Allowance for Credit Losses and Asset Quality

Our allowance for credit losses was $342.8 million at September 30, 2024, up $0.6 million from June 30, 2024 and $6.0 million from December 31, 2023. The increase in the allowance for credit losses from June 30, 2024 is attributable to an $18.6 million provision for credit losses, partially offset by $18.0 million of net charge-offs. Our overall credit loss outlook is not significantly different from that at June 30, 2024. However, uncertainty related to ongoing inflationary pressure, elevated interest rates and the outcome of the Federal Reserve’s actions with respect to monetary policy, and stress in the commercial real estate sector continues to result in an elevated reserve relative to pre-pandemic levels. The allowance for loan loss increased $1.1 million and the reserve for unfunded lending commitments decreased $0.6 million from June 30, 2024. The modest increase in the allowance for loan losses at September 30, 2024 compared to June 30, 2024 reflects a relatively consistent credit loss outlook with continued focus on risks that impact certain segments of our loan portfolio, resulting in modest allowance builds across several portfolios. The decline in the reserve for unfunded commitments compared to June 30, 2024 was largely volume driven.

We utilized the September 2024 Moody's economic scenarios to inform our allowance for credit losses at September 30, 2024. After considering the variables underlying each of the Moody's economic scenarios, management probability-weighed the baseline scenario at 40% and the downside S-2 mild recessionary scenario at 60% in the computation of the allowance for credit losses at September 30, 2024, consistent with the weighting used in the prior quarter. Each of the scenarios considered have varying degrees of severity and duration of inflationary pressure, including volatility in commodities prices and impacts to the labor market, the consequences of the Federal Reserve's actions with regard to monetary policy, the effects of disruption in the financial services industry, and impacts from geopolitical unrest. Refer to the Economic Outlook section of this discussion and analysis for further information on the Moody’s scenarios and our weighting assumptions.

Our allowance for credit losses coverage to total loans was 1.46% at September 30, 2024, up from 1.43% at June 30, 2024 and 1.41% at December 31, 2023. The allowance for credit losses on the commercial portfolio totaled $272.8 million, or 1.51% of that portfolio, at September 30, 2024, up from $273.8 million, or 1.48%, at June 30, 2024. The allowance for credit losses on the residential mortgage portfolio totaled $42.9 million, or 1.07% of that portfolio, at September 30, 2024, up from $41.7 million, or 1.04%, at June 30, 2024. The allowance for credit losses on the consumer portfolio totaled $27.1 million, or 1.97% of that portfolio, at September 30, 2024, up from $26.7 million, or 1.93%, at June 30, 2024.

Criticized commercial loans totaled $508.0 million at September 30, 2024, up $128.2 million, or 34%, from $379.8 million at June 30, 2024 and $234.3 million, or 86%, from $273.7 million at December 31, 2023. Criticized loans are defined as those having potential weaknesses that deserve management’s close attention (risk-rated as special mention, substandard and doubtful), including both accruing and nonaccruing loans. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process. In addition, the Company often reviews portfolios of loans to determine if there are areas of risk not specifically identified in its loan by loan approach. Criticized commercial loans comprised 2.81% of that portfolio at September 30, 2024, up from 2.05% at June 30, 2024 and 1.47% at December 31, 2023. Management believes the migration in the level of criticized loans to be mostly indicative of continued normalization compared to the earlier post-pandemic benign credit environment, including certain downgrades resulting from the most recent regulatory examination of loans within our shared national credit portfolio. We remain focused on identifying specific and broader risk indicators that may be impacting certain segments in our portfolio, and we have not seen signs of significant weakening in any particular industry, sector or geographic segment beyond what we believe has been experienced by the banking industry as a whole. Our criticized commercial loans at September 30, 2024 are diversified across many industries, with the largest concentrations being wholesale trade, totaling $83.5 million; manufacturing, totaling $74.8 million; transportation and warehousing, totaling $73.8 million; construction, totaling $56.9 million; real estate and rental and leasing, totaling $53.4 million; retail trade, totaling $45.8 million; accommodation, food services and entertainment, totaling $28.3 million; and professional, scientific, and technical services, totaling $21.7 million. Commercial loans risk rated pass-watch totaled $477.4 million at September 30, 2024, up $26.9 million, or 6%, from June 30, 2024 and up $43.7 million, or 10%, from December 31, 2023. The pass-watch risk rating includes credits with negative performance trends that reflect sufficient risk to cause concern, but have not risen to the level of criticized.

Net charge-offs were $18.0 million, or 0.30% of average total loans on an annualized basis in the third quarter of 2024, compared to $7.3 million, or 0.12% in the second quarter of 2024. The increase in net charge-offs compared to the prior quarter was driven by commercial loans where charge-off levels can vary from period-to-period due to the larger size of credits. The third quarter of 2024 net charge-offs included $14.5 million in the commercial portfolio, $3.5 million in the consumer portfolio and less than $0.1 million in the residential mortgage portfolio. The second quarter of 2024 net charge-offs included $4.1 million in the commercial portfolio and $3.3 million in the consumer portfolio, partially offset by net recoveries of $0.1 million in the residential mortgage portfolio.

The following table provides a rollforward for the allowance for credit loss, coverage ratios and net charge-off ratios for the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
($ in thousands)	2024	2024	2023	2024	2023
Provision and Allowance for Credit Losses
Allowance for loan losses:
Allowance for loan losses at beginning of period	$316,148	$313,726	$314,496	$307,907	$307,789
Loans charged-off:
Commercial non real estate	16,565	7,674	37,334	33,869	44,837
Commercial real estate - owner-occupied	—	—	—	—	—
Total commercial & industrial	16,565	7,674	37,334	33,869	44,837
Commercial real estate - income producing	—	—	—	8,819	73
Construction and land development	39	150	—	264	72
Total commercial	16,604	7,824	37,334	42,952	44,982
Residential mortgages	162	11	25	229	53
Consumer	4,347	4,116	3,875	13,249	10,787
Total charge-offs	21,113	11,951	41,234	56,430	55,822
Recoveries of loans previously charged-off:
Commercial non real estate	2,013	2,950	1,725	18,067	4,419
Commercial real estate - owner-occupied	125	759	97	986	447
Total commercial & industrial	2,138	3,709	1,822	19,053	4,866
Commercial real estate - income producing	2	2	2	7	12
Construction and land development	—	1	4	62	10
Total commercial	2,140	3,712	1,828	19,122	4,888
Residential mortgages	134	94	408	430	888
Consumer	812	860	748	2,586	2,701
Total recoveries	3,086	4,666	2,984	22,138	8,477
Total net charge-offs	18,027	7,285	38,250	34,292	47,345
Provision for loan losses	19,150	9,707	30,045	43,656	45,847
Allowance for loan losses at end of period	$317,271	$316,148	$306,291	$317,271	$306,291
Reserve for Unfunded Lending Commitments:
Reserve for unfunded lending commitments at beginning of period	$26,079	$27,063	$31,160	$28,894	$33,309
Provision for losses on unfunded lending commitments	(586)	(984)	(1,547)	(3,401)	(3,696)
Reserve for unfunded lending commitments at end of period	$25,493	$26,079	$29,613	$25,493	$29,613
Total Allowance for Credit Losses	$342,764	$342,227	$335,904	$342,764	$335,904
Total Provision for Credit Losses	$18,564	$8,723	$28,498	$40,255	$42,151
Coverage Ratios:
Allowance for loan losses to period-end loans	1.35%	1.32%	1.28%	1.35%	1.28%
Allowance for credit losses to period-end loans	1.46%	1.43%	1.40%	1.46%	1.40%
Charge-offs ratios:
Gross charge-offs to average loans	0.36%	0.20%	0.69%	0.32%	0.32%
Recoveries to average loans	0.05%	0.08%	0.05%	0.12%	0.05%
Net charge-offs to average loans	0.30%	0.12%	0.64%	0.19%	0.27%
Net Charge-offs to average loans by portfolio
Commercial non real estate	0.60%	0.19%	1.40%	0.22%	0.54%
Commercial real estate - owner-occupied	(0.02)%	(0.10)%	(0.01)%	(0.04)%	(0.02)%
Total commercial & industrial	0.45%	0.12%	1.07%	0.15%	0.41%
Commercial real estate - income producing	(0.00)%	(0.00)%	(0.00)%	0.29%	0.00%
Construction and land development	0.01%	0.04%	(0.00)%	0.02%	0.00%
Total commercial	0.32%	0.09%	0.75%	0.17%	0.29%
Residential mortgages	0.00%	(0.01)%	(0.04)%	(0.01)%	(0.03)%
Consumer	1.02%	0.95%	0.84%	1.02%	0.71%

The following table sets forth for the periods indicated nonaccrual loans and reportable loan modifications to borrowers experiencing financial difficulty by type, and foreclosed and surplus ORE and other foreclosed assets. The table also includes loans past due 90 days or more and still accruing.

	September 30,	June 30,	March 31,	December 31,	September 30,
($ in thousands)	2024	2024	2024	2023	2023
Loans accounted for on a nonaccrual basis:
Commercial non-real estate	$17,443	$13,952	$17,487	$20,840	$22,108
Commercial non-real estate - modified	3,954	3,999	—	—	—
Total commercial non-real estate	21,397	17,951	17,487	20,840	22,108
Commercial real estate - owner occupied	1,988	3,741	2,197	2,228	2,432
Commercial real estate - owner-occupied - modified	901	919	—	—	—
Total commercial real estate - owner-occupied	2,889	4,660	2,197	2,228	2,432
Commercial real estate - income producing	1,918	23,603	24,066	461	344
Commercial real estate - income producing - modified	—	—	—	—	—
Total commercial real estate - income producing	1,918	23,603	24,066	461	344
Construction and land development	6,316	1,774	2,228	815	742
Construction and land development - modified	—	—	—	—	—
Total construction and land development	6,316	1,774	2,228	815	742
Residential mortgage	38,571	27,958	25,757	26,039	26,885
Residential mortgage - modified	541	335	167	98	20
Total residential mortgage	39,112	28,293	25,924	26,137	26,905
Consumer	11,234	9,972	10,180	8,555	7,800
Consumer - modified	—	—	—	—	—
Total consumer	11,234	9,972	10,180	8,555	7,800
Total nonaccrual loans	$82,866	$86,253	$82,082	$59,036	$60,331
ORE and foreclosed assets	27,732	2,114	2,793	3,628	4,527
Total nonaccrual loans and ORE and foreclosed assets	$110,598	$88,367	$84,875	$62,664	$64,858
Modified loans - still accruing:
Commercial non-real estate	$82,609	$49,892	$31,442	$21,956	$11,500
Commercial real estate - owner occupied	799	802	1,761	1,774	17,035
Commercial real estate - income producing	3,050	3,483	1,573	—	—
Construction and land development	—	82	84	85	86
Residential mortgage	3,344	2,738	2,180	359	166
Consumer	354	425	385	274	62
Total modified loans - still accruing	$90,156	$57,422	$37,425	$24,448	$28,849
Total reportable modified loans	$95,552	$62,675	$37,592	$24,546	$28,869
Loans 90 days past due still accruing	$5,967	$6,069	$7,938	$9,609	$24,170
Ratios:
Nonaccrual loans to total loans	0.35%	0.36%	0.34%	0.25%	0.25%
Nonaccrual loans plus ORE and foreclosed assets to loans plus ORE and foreclosed assets	0.47%	0.37%	0.35%	0.26%	0.27%
Allowance for loan losses to nonaccrual loans	382.87%	366.54%	382.21%	521.56%	507.68%
Allowance for loan losses to nonaccrual loans and accruing loans 90 days past due	357.15%	342.44%	348.51%	448.55%	362.47%
Loans 90 days past due still accruing to loans	0.03%	0.03%	0.03%	0.04%	0.10%

Nonaccrual loans plus ORE and foreclosed assets totaled $110.6 million at September 30, 2024, up $22.2 million from June 30, 2024 and $47.9 million from December 31, 2023. Nonaccrual loans of $82.9 million decreased $3.4 million from June 30, 2024 and increased $23.8 million from December 31, 2023. Despite the increase in the level of nonaccrual loans from December 31, 2023, the ratio to total loans remains relatively low at 0.35% of the total portfolio and we believe is largely representative of a continued normalization of credit metrics following a mostly benign credit environment in recent years. ORE and foreclosed assets were $27.7 million at September 30, 2024, up $25.6 million from June 30, 2024, and $24.1 million from December 31, 2023, with the increase from both comparative periods largely attributable to foreclosed property from one commercial borrower. Nonaccrual loans plus ORE and other foreclosed assets as a percentage of total loans, ORE and other foreclosed assets was 0.47% at September 30, 2024, up 10 bps from June 30, 2024 and 21 bps from December 31, 2023.

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

The failures of several large U.S. banks in the first half of 2023 created disruption in the financial services industry. While many factors played a role in the ultimate failures, these institutions had significant industry/demographic concentration within their deposit bases and a high ratio of uninsured deposits. Lack of diversity in concentration within a deposit base may increase the risk of events or trends that could prompt a larger-scale demand for deposits outflow. Concerns over a financial institution's ability to protect deposit balances in excess of the federally insured limit may increase the risk of a deposit run. We consider our deposit base to be seasoned, stable and well-diversified. We also offer our customers an insured cash sweep product (ICS) that allows customers to secure deposits above FDIC insured limits. We continue to see demand for the ICS product, with the balance totaling $376.5 million at September 30, 2024, compared to $403.9 million at June 30, 2024 and $303.8 million at December 31, 2023. At September 30, 2024, we have calculated our average deposit account size by dividing period-end deposits by the population of accounts with balances to be approximately $36,900, which includes $196,300 in our commercial and small business lines (excluding public funds), $123,300 in our wealth management business line, and $18,500 in our consumer business line.

Further, at September 30, 2024, our sources of liquidity exceed uninsured deposits. We have estimated the Bank’s amount of uninsured deposits using the methodologies and assumptions required for FDIC regulatory reporting to be approximately $13.8 billion at September 30, 2024, virtually unchanged compared to both June 30, 2024 and December 31, 2023. Our uninsured deposit total at September 30, 2024 includes approximately $3.0 billion of public funds that have pledged securities as collateral, leaving approximately $10.8 billion of noncollateralized, uninsured deposits compared to total liquidity of $19.8 billion. Our ratio of noncollateralized, uninsured deposits to total deposits was approximately 37.1% at September 30, 2024, compared to 35.9% at June 30, 2024 and 34.4% at December 31, 2023.

Total deposits were $29.0 billion at September 30, 2024, down $217.8 million, or 1%, from June 30, 2024 and down $707.2 million, or 2%, from December 31, 2023. Average deposits for the third quarter of 2024 were $28.9 billion, down $128.9 million, or less than 1%, from the second quarter of 2024.

The following table shows the composition of our deposits at each date indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
($ in thousands)	2024	2024	2024	2023	2023

Noninterest-bearing deposits	$10,499,476	$10,642,213	$10,802,127	$11,030,515	$11,626,371
Interest-bearing retail transaction and savings deposits	10,902,720	10,824,142	10,969,720	10,680,741	10,678,462
Interest-bearing public fund deposits:
Public fund transaction and savings deposits	2,622,580	2,837,048	2,989,966	3,069,341	2,761,267
Public fund time deposits	81,525	84,676	76,304	73,674	91,969
Total interest-bearing public fund deposits	2,704,105	2,921,724	3,066,270	3,143,015	2,853,236
Retail time deposits	4,686,111	4,612,564	4,543,018	4,246,027	4,005,025
Brokered time deposits	190,493	200,075	394,771	589,761	1,157,243
Total interest-bearing deposits	18,483,429	18,558,505	18,973,779	18,659,544	18,693,966
Total deposits	$28,982,905	$29,200,718	$29,775,906	$29,690,059	$30,320,337

Noninterest-bearing demand deposits totaled $10.5 billion at September 30, 2024, down $142.7 million, or 1%, from June 30, 2024 and $531.0 million, or 5%, from December 31, 2023. Noninterest-bearing demand deposits comprised 36% of total deposits at September 30, 2024, unchanged compared to June 30, 2024 and down slightly from 37% at December 31, 2023. Noninterest-bearing deposit levels have trended downward in recent quarters as customers shift to interest-bearing products amid the elevated interest rate environment and as consumer and business spending remains strong. The current level of noninterest-bearing deposits to total deposits of 36% represents what we consider to be a more typical, pre-pandemic mix of noninterest-bearing and interest-bearing deposits.

Interest-bearing transaction and savings accounts totaled $10.9 billion at September 30, 2024, up $78.6 million, or 1%, from June 30, 2024 and $222.0 million, or 2%, from December 31, 2023. Interest-bearing public fund deposits totaled $2.7 billion at September 30, 2024, down $217.6 million, or 7%, from June 30, 2024 and down $438.9 million, or 14%, from December 31, 2023. The decrease in public funds deposits from both comparative periods is mostly reflective of typical seasonal outflows as the calendar year approaches the fourth quarter. Retail time deposits totaled $4.7 billion at September 30, 2024, up $73.5 million, or 2%, from June 30, 2024 and $440.1 million, or 10%, from December 31, 2023. Despite maturity concentrations and promotional rate reductions during the period, retail time deposits increased linked-quarter as rate offerings remain attractive. Brokered time deposits totaled $190.5 million at September 30, 2024, down $9.6 million from June 30, 2024 and $399.3 million from December 31, 2023 as a result of net maturities of instruments that were not replaced. Our brokered deposits bear interest at a weighted average rate of 5.53% with maturities between November 2024 and February 2025.

The rate paid on interest-bearing deposits for the third quarter of 2024 was 3.15%, up slightly from 3.14% in the second quarter of 2024, with increases in the rates paid on interest-bearing transaction and savings deposits being mostly offset by decreases in rates paid on time deposits and public funds deposits offsetting. Rates paid on deposits will vary based on prevailing interest rates and promotional rate offerings on the various product types. The following table sets forth average balances and weighted-average rates paid on deposits for the third and second quarters of 2024 and the third quarter of 2023.

	Three months ended
	September 30, 2024			June 30, 2024			September 30, 2023
($ in millions)	Balance	Rate	Mix	Balance	Rate	Mix	Balance	Rate	Mix
Interest-bearing deposits:
Interest-bearing transaction deposits	$2,739.8	1.67%	9.5%	$2,610.5	1.55%	9.0%	$2,393.3	1.11%	8.0%
Money market deposits	6,121.7	3.35	21.2	6,036.1	3.32	20.8	5,888.5	3.01	19.8
Savings deposits	2,052.0	0.40	7.1	2,094.9	0.29	7.2	2,314.5	0.01	7.8
Time deposits	4,896.7	4.67	16.9	4,833.4	4.72	16.6	4,855.7	4.39	16.3
Public Funds	2,770.6	3.54	9.6	2,967.3	3.58	10.2	2,851.9	3.57	9.6
Total interest-bearing deposits	18,580.8	3.15%	64.3	18,542.2	3.14%	63.8	18,303.9	2.84%	61.5
Noninterest-bearing demand deposits	10,359.4		35.7	10,526.9		36.2	11,453.2		38.5
Total deposits	$28,940.2		100.0%	$29,069.1		100.0%	$29,757.1		100.0%

The following sets forth the maturities of time certificates of deposit greater than $250,000 at September 30, 2024.

September 30,
($ in thousands)	2024
Three months	$1,260,075
Over three months through six months	301,044
Over six months through one year	282,021
Over one year	13,312
Total	$1,856,452

Management expects December 31, 2024 period-end deposits to be flat to down slightly from the December 31, 2023 balance of $29.7 billion.

Short-Term Borrowings

At September 30, 2024, short-term borrowings totaled $1.3 billion, down $98.0 million from June 30, 2024 and up $111.1 million from December 31, 2023. Changes from June 30, 2024 and December 31, 2023 reflect decreases in FHLB advances of $350 million and $400 million, respectively, with the remainder of the variances attributable to fluctuations in customer repurchase agreements and federal funds purchased. Average short-term borrowings of $972.1 million in the third quarter of 2024 were down $166.7 million, or 15%, from the second quarter of 2024.

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

Long-Term Debt

Long-term debt totaled $236.4 million at September 30, 2024, virtually unchanged from June 30, 2024 and December 31, 2023.

Long-term debt at September 30, 2024 includes subordinated notes payable with an aggregate principal amount of $172.5 million, a stated maturity of June 15, 2060, and a fixed rate of 6.25% per annum that qualify as Tier 2 capital of certain regulatory capital ratios. Subject to prior approval by the Federal Reserve, the Company may redeem these notes in whole or in part on any of its quarterly interest payment dates after June 15, 2025.

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

Commitments to extend credit include revolving commercial credit lines, non-revolving loan commitments issued mainly to finance the acquisition and development or construction of real property or equipment, and credit card and personal credit lines. The availability of funds under commercial credit lines and loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract and other contractual conditions. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Credit card and personal credit lines are generally subject to cancellation if the borrower’s credit quality deteriorates. A number of commercial and personal credit lines are used only partially or, in some cases, not at all before they expire, and the total commitment amounts do not necessarily represent our future cash requirements.

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

The contractual amounts of these instruments reflect our exposure to credit risk. The Bank undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. At September 30, 2024, the Company had a reserve for credit losses on unfunded lending commitments totaling $25.5 million.

The following table shows the commitments to extend credit and letters of credit at September 30, 2024 according to expiration date.

		Expiration Date
		Less than	1-3	3-5	More than
($ in thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$9,201,078	$3,696,146	$2,404,772	$2,262,267	$837,893
Letters of credit	430,127	366,992	11,278	51,729	128
Total	$9,631,205	$4,063,138	$2,416,050	$2,313,996	$838,021

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

Net Interest Income at Risk

The following table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in rates at September 30, 2024. Shifts are measured in 100 basis point increments in a range from -500 to +500 basis points from base case, with -300 through +300 basis points presented in the table below. Our interest rate sensitivity modeling incorporates a number of assumptions including loan and deposit repricing characteristics, the rate of loan prepayments and other factors. The base scenario assumes that the current interest rate environment is held constant over a 24-month forecast period and is the scenario to which all others are compared in order to measure the change in net interest income. Policy limits on the change in net interest income under a variety of interest rate scenarios are approved by the Board of Directors. All policy scenarios assume a static volume forecast where the balance sheet is held constant, although other scenarios are modeled.

		Estimated Increase
		(Decrease) in NII
	Change in Interest Rates	Year 1	Year 2
	(basis points)
-	300	-6.83%	-13.32%
-	200	-4.02%	-8.75%
-	100	-1.79%	-4.10%
+	100	1.73%	3.65%
+	200	3.17%	6.90%
+	300	4.61%	10.19%

The results indicate a general asset sensitivity across most scenarios driven primarily by repricing of cash flows in the investment and loan portfolios. As short-term rates have remained elevated, the funding mix has shifted to more rate sensitive deposits and wholesale sources resulting in lower overall net interest income at risk as deposit repricing is expected to offset rate adjustments in the floating rate loan book. Furthermore, due to the funding mix shift, the Company is currently less sensitive to changes in short-term rate movements with interest rate risk being driven more by changes in the mid to long-term segment of the yield curve. When deemed prudent, management has taken actions to mitigate exposure to interest rate risk with on- or off-balance sheet financial instruments and intends to do so in the future. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes.

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

Economic Value of Equity (EVE)

EVE simulation involves calculating the present value of all future cash flows from assets and subtracting the present value of all future cash outflows from liabilities including the impact of off-balance sheet items such as interest rate hedges. This analysis results in a theoretical market value of the bank's equity or EVE. Management’s focus on EVE analysis is not on the resulting calculation of EVE itself, but instead on the sensitivity of EVE to changes in market rates. Policy limits on the change in EVE under a variety of interest rate scenarios are approved by the Board of Directors. The following table presents an analysis of the change in the Bank’s

EVE resulting from instantaneous and parallel shifts in rates as of September 30, 2024. Shifts are measured in 100 basis point increments ranging from -500 to +500 basis points from base case, with -300 through +300 basis points presented in table below.

		Estimated Change in EVE at
Change in Interest Rates		September 30, 2024
(basis points)
-	300	3.73%
-	200	3.30%
-	100	2.17%
+	100	-2.85%
+	200	-6.11%
+	300	-9.47%

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

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were effective.

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The following is a summary of common share repurchases during the three months ended September 30, 2024.

	Total Number of Shares or Units Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased under such Plans or Programs
July 1, 2024 - July 31, 2024	10,000	$54.97	10,000	3,974,007
August 1, 2024 - August 31, 2024	261,037	$50.24	260,000	3,714,007
September 1, 2024 - September 30, 2024	30,302	$52.69	30,000	3,684,007
	301,339	$50.64	300,000

(a) Includes common stock purchased in connection with our share-based payment plans related shares used to cover payroll tax withholding requirements. See Note 18 – Share-Based Payment Arrangements in our 2023 Form 10-K, which includes additional information regarding our share-based incentive plans.

(b) Average price paid does not include the one percent excise tax charged on public company net share repurchases.

Item 5. Other Information

Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2024.

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

November 7, 2024