Form 10-K
period 2024-12-31
HANCOCK WHITNEY CORP
filed 2025-02-27
CIK 750577

1IRA

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $4.1 billion based upon the closing market price on NASDAQ on June 30, 2024. For purposes of this calculation only, shares held by nonaffiliates are deemed to consist of (a) shares held by all shareholders other than directors and executive officers of the registrant plus (b) shares held by directors and officers as to which beneficial ownership has been disclaimed.

On January 31, 2025, the registrant had 86,126,971 shares of common stock outstanding.

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

AI – Artificial Intelligence

ALCO – Asset Liability Management Committee

ALLL – Allowance for loan and lease losses

AMERIBOR -American Interbank Offered Rate; benchmark interest rate based on an overnight unsecured loans transacted on the American Financial Exchange

AML – Anti-money laundering

AOCI – Accumulated other comprehensive income or loss

ARG – Associate resource groups

ARRC – Alternative reference rate committee

ASC – Accounting Standards Codification

ASR– Accelerated share repurchase

ASU– Accounting Standards Update

ATM – Automated teller machine

Basel III - Basel Committee's 2010 Regulatory Capital Framework (Third Accord)

Beta – amount by which loan yields or deposit costs change in response to movements in market rates

BOLI – Bank-owned life insurance

bp(s) – basis point(s)

C&I – Commercial and industrial loans

CAMT – Corporate Alternative Minimum Tax

CARES Act – Coronavirus Aid Relief and Economic Security Act

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

CISO – Chief Information Security Officer

CME – Chicago Mercantile Exchange

CMO – Collateralized mortgage obligation

Core client deposits – total deposits excluding public funds and brokered deposits

Core deposits – total deposits excluding certificates of deposit of $250,000 or more and brokered deposits

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

LTIP – Long-term incentive plan

MBS – Mortgage-backed securities

MD&A – Management’s discussion and analysis of financial condition and results of operations

MDBCF – Mississippi Department of Banking and Consumer Finance

MEFD – reportable modified loans to borrowers experiencing financial difficulty, as defined by ASC 326 effective January 1, 2023

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

RSA – restricted share awards

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

TBA – To Be Announced security contracts

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

401(k) Plan – the Hancock Whitney Corporation 401(k) Savings Plan and Trust Agreement

PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning and protections of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are set forth in this Annual Report on Form 10-K and in other reports or documents that we file from time to time with the SEC and include, but are not limited to, the following:

•
general economic and business conditions in our local markets, including conditions affecting employment levels, interest rates, inflation, the threat of recession, volatile equity capital markets, property and casualty insurance costs, collateral values, customer income, creditworthiness and confidence, spending and savings that may affect customer bankruptcies, defaults, charge-offs and deposit activity; and the impact of the foregoing on client behavior (including the velocity and levels of deposit withdrawals and loan repayment);
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
•
fluctuations in commercial and residential real estate values, especially as they relate to the value of collateral supporting the Company’s loans;
•
the risk that our enterprise risk management framework may not identify or address risks adequately, which may result in unexpected losses;
•
the impact of future business combinations, including the pending acquisition of Sabal Trust Company, upon our performance and financial condition including our ability to successfully integrate the businesses;
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
•
our ability to identify and address potential cybersecurity risks, which may be exacerbated by recent developments in generative artificial intelligence, on our systems and/or third-party vendors and service providers on which we rely, a material failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation;
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
•
the effects of war or other conflicts, acts of terrorism, climate change, natural disasters such as hurricanes, freezes, flooding, man-made disasters, such as oil spills, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions, and/or increase costs, including, but not limited to, property and casualty and other insurance costs;
•
uncertainties surrounding geopolitical events, trade policy, taxation policy, and monetary policy which continue to impact the outlook for future economic growth. The potential U.S. imposition of tariffs against Mexico, Canada, and China and consideration of responsive actions by these nations or the expansion of import fees and tariffs among a larger group of nations is bringing greater ambiguity to the outlook for future economic growth;
•
risks related to diversity, equity and inclusion, and environmental, social and governance legislation, rulemaking, activism and litigation, the scope and pace of which could alter our reputation and shareholder, associate, customer and third-party affiliations;
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
•
the potential implementation of a regulatory reform agenda under the new presidential administration that is significantly different than that of the prior administration, impacting rulemaking, supervision, examination and enforcement priorities of the federal banking agencies; and
•
the risk that the regulatory environment may not be conducive to or may prohibit the consummation of future mergers and/or business combinations, may increase the length of time and amount of resources required to consummate such transactions, and the potential to reduce anticipated benefits from such mergers or combinations.

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

At December 31, 2024, our balance sheet totaled $35.1 billion, with loans of $23.3 billion and deposits of $29.5 billion.

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

We offer other services through bank and nonbank subsidiaries. The Bank’s subsidiaries Hancock Whitney Equipment Finance, LLC and Hancock Whitney Equipment Finance and Leasing, LLC, provide commercial finance products to middle market and corporate clients, including leases and related structures. We have other subsidiaries of the bank for purposes such as facilitating investments in new market tax credit activities and holding certain foreclosed assets. Our holding company’s nonbank subsidiary, Hancock Whitney Investment Services, Inc., provides customers access to fixed annuity and life insurance products, investment advisory services and also participates in select underwriting transactions, primarily for banking clients.

We operate primarily in southern and central Mississippi; southern and central Alabama; northwest, central and southern Louisiana; the northern, central and panhandle regions of Florida; certain areas of east and northeast Texas; and the metropolitan areas of Nashville, Tennessee and Atlanta, Georgia. At December 31, 2024, we had 180 banking locations and 223 ATMs across our footprint. Our operating strategy is to provide customers with the financial sophistication and range of products of a regional bank, while successfully retaining the commercial appeal and level of service of a community bank.

Our priority is to continue to grow revenue in our existing markets with controlled expenses while providing five-star service through enhanced technology and processes that make banking simpler for our clients. We have and will continue to invest in promoting new and enhanced products that contribute to the goals of continuing to diversify our sources of revenue from both new and existing clients. The pending acquisition of Florida-based Sabal Trust Company is expected to expand our trust and asset management business with the addition of their leadership team and clients, including approximately $3 billion in assets under management. Following the close, Florida is expected to become the state that generates the largest portion of our wealth management fees, and the Tampa/St. Petersburg metropolitan area will become our largest individual wealth management fee market. The Sabal Company transaction is expected to close in the second quarter of 2025, pending customary regulatory approval. In addition, we recently announced a multiyear organic growth plan, which includes both hiring additional revenue-generating associates and expanding our footprint in Florida and Texas. We expect to open five additional financial centers in North Dallas in 2025 and are planning additional locations in Florida as we near the completion of the pending Sabal transaction. We added seven new bankers associated with this growth plan in the fourth quarter of 2024, which aligns with our anticipated run rate for 2025, and likely for the foreseeable future. We also continue to evaluate future acquisition opportunities that have the potential to increase shareholder value, provided overall economic conditions and our capital levels would support such a transaction.

Additional information regarding the Company and the Bank is available at investors.hancockwhitney.com.

Loan Production, Underwriting Standards and Credit Review

The Bank’s primary lending focus is to provide commercial, consumer and real estate loans to consumers, small and middle market businesses, and corporate clients in the markets served by the Bank. In addition, and to a lesser degree, the Bank makes loans both regionally and nationally, generally through its specialty lines of business, including the equipment finance, commercial real estate and healthcare segments, often with sponsors in our market areas. We seek to provide quality loan products that are attractive to the borrower and profitable to the Bank. We look to build enduring, profitable client relationships over time and maintain a strong presence and position of influence in the communities we serve. Through our relationship-based approach, we have developed a deep knowledge of our customers and the markets in which they operate. We continually work to provide a consistent lending process across our banking footprint, to strengthen the underwriting criteria we employ to evaluate new loans and loan renewals, and to diversify our loan portfolio in terms of type, industry and geographical concentration. We believe that these measures position the Bank to meet the credit needs of businesses and consumers in the markets we serve while pursuing a balanced strategy of loan profitability, growth and credit quality.

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
•
appraisal requirements (and their review);
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
•
lending limits; and
•
credit approval authorities.

Additionally, our loan concentration policy sets limits and manages our exposures within specified concentration tolerances, including those to particular borrowers, foreign entities, industries, and property types for commercial real estate. This policy sets standards for portfolio risk management and reporting, monitoring of large borrower concentration limits and systematic tracking of large commercial loans and our portfolio mix. We continually monitor our concentration of commercial real estate, healthcare, shared national credits, leveraged loans and energy-related loans so that the mix is consistent with our risk tolerance. In addition, we also employ enhanced due diligence on select customers, portfolios, industry sectors and concentrations for economic, weather or other risk events to foster alignment between credit risk appetite and concentration risk management. Information related to our loan portfolio concentrations is presented in Table 12, "Commercial and Industrial Loans by Industry Concentration" and Table 13, "Commercial Real Estate-Income Producing and Construction by Property Type Concentration" in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Our underwriting process is structured to require oversight that is proportional to the size and complexity of the lending relationship. We delegate lending authority primarily to Regional or Senior Commercial Credit Officers and loan credit specialists in our centralized underwriting units, which can be utilized to approve credit commitments for a single borrowing relationship. The limit of delegated authority is based upon the experience, skill and training of the credit officer or loan credit specialist. Minimal loan authority is held by leaders within the originating lines of business and is in place to primarily support limited incremental approvals under specific parameters. Certain types and sizes of loans and relationships must be approved by either one of the Bank’s centralized underwriting units or by Regional or Senior Regional Commercial Credit Officers, either individually or jointly with another member of the Executive Credit Officer group, depending upon the overall size of the borrowing relationship.

Loans are underwritten in accordance with the underwriting standards and loan policies of the Bank. Loans are underwritten primarily on the basis of the borrower’s ability to make timely debt service payments, and secondarily on collateral value. Generally, real estate secured loans and mortgage loans are made when the borrower produces evidence of the ability to make timely debt service payments along with appropriate equity investment in the property. Appropriate and regulatory compliant third-party valuations are required at the time of origination for real estate secured loans.

Loans are assigned internal risk ratings using various processes depending on the type and size of the loan. Internal risk ratings are used in the origination and renewal processes to assess risk on proposed transactions, monitor customer and portfolio quality trends, establish a basis for appropriate pricing, and gauge the degree of attention, servicing and/or monitoring required. Internal risk ratings are updated as new information becomes available as a result of periodic reviews of credit quality, a change in borrower performance or approval of new loan exposure.

The Bank also has an independent credit review team to provide the Board of Directors and Executive Management with an independent review and monitoring system for evaluating the corporation’s credit quality and compliance with external regulations and internal policies, practices, and procedures related to credit risk exposure. The credit review staff assists in the early identification of credit problems and determines that corrective measures are being taken to reduce or avoid potential losses. This includes reviewing the activities of lending personnel to assure timely follow-up and corrective action for loans showing signs of deteriorating financial condition. It also encompasses identifying and making corrective recommendations concerning deficiencies existing in the lending function and contributing toward refinement of the Bank’s loan policies.

The following briefly describes the composition of our loan portfolio by segment:

Commercial and industrial

The Bank offers a variety of commercial loan services to a diversified customer base over a broad range of industries. Commercial and industrial loans are made available to businesses for working capital (including financing of inventory and receivables), for business expansion, to facilitate the acquisition of a business, and for the purchase of equipment and machinery, including equipment leasing, among other items.

Commercial non-real estate loans may be secured by the assets being financed or other tangible or intangible business assets such as accounts receivable, inventory, enterprise value, or commodity interest and may incorporate a personal or corporate guarantee; however, some short-term loans may be made on an unsecured basis, including a relatively small portfolio of corporate credit cards, generally issued as a part of overall customer relationships. Asset-based loans, such as accounts receivable and business inventory secured loans, may have limits on borrowing that are based on the collateral values. Our source of repayment for asset-based loans is generally the conversion of those assets to cash and may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

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

Commercial real estate – income producing

Commercial real estate – income producing loans consist of loans secured by commercial mortgages on properties where the loan is made to real estate developers or investors and repayment is dependent on the sale, refinance or income generated from the operation of the property. Properties financed include multifamily, retail, healthcare related facilities, industrial, office, hotel/motel and restaurants, and other commercial properties.

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

Acquisition and development loans are underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of real estate absorption and lease rates, and financial analysis of the developers and property owners. Construction loans are generally based upon cost estimates, the amount of sponsor equity investment, and the projected value of the completed project. The Bank monitors the construction process to mitigate or identify risks as they arise. Construction loans often involve the disbursement of substantial funds with repayment largely dependent on the success of the ultimate project. Sources of repayment for these types of construction loans may be permanent loans from external lenders, sales of developed property, or an interim loan commitment from the Bank until permanent financing is obtained. These loans are typically closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions, and the availability of long-term financing to repay the construction loan in full.

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

Residential Mortgages

Residential mortgages consist of closed-end loans secured by first liens on 1-4 family residential properties. The portfolio includes both fixed and adjustable-rate loans, although most longer-term, fixed-rate loans originated are generally sold in the secondary mortgage market, depending on current strategies. The sale of fixed-rate mortgage loans allows the Bank to manage the interest rate risks related to such lending operations.

Consumer

Consumer loans include second lien mortgage home loans, home equity lines of credit and nonresidential consumer purpose loans. Nonresidential consumer loans include both direct and indirect loans. Direct nonresidential consumer loans are made to finance the purchase of personal property, including automobiles, recreational vehicles and boats, and for other personal purposes (secured and unsecured), and deposit account secured loans. Indirect nonresidential loans include automobile financing provided to the consumer through an agreement with automobile dealerships, though we are no longer engaged in this type of lending and the remaining portfolio continues to decrease. Consumer loans also include a relatively small portfolio of credit card receivables issued on the basis of applications received through referrals from the Bank’s branches, online and other marketing efforts.

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

Deposits

The Bank has several programs designed to attract and retain deposit accounts from consumers and businesses at interest rates generally consistent with market conditions. Deposits are the most significant funding source for the Company’s interest-earning assets. Interest paid on deposits represents a significant component of our interest expense. Deposits are attracted principally from clients within our retail branch network through the offering of a broad array of deposit products to individuals and businesses, including noninterest-bearing demand deposit accounts, interest-bearing transaction accounts, savings accounts, money market deposit accounts, and time deposit accounts. Terms vary among deposit products with respect to commitment periods, minimum balances and applicable fees. Interest rates offered on interest-bearing deposits are determined based on a number of factors, including, but not limited to (1) interest rates offered in local markets by competitors, (2) current and expected economic conditions, (3) anticipated future interest rates, (4) the expected amount and timing of funding needs, and (5) the availability and cost of alternative funding sources. Deposit flows are generally controlled primarily through pricing, and to a lesser extent, through promotional activities. Deposit levels can also be, and in the past have been influenced by other factors such as inflows from government stimulus programs, general changes in consumer and business spending behavior, including those as a result of inflation and recessionary concerns, inflows from hurricane-related insurance proceeds, and customer confidence in the institution, among other things. Further, deposit levels are also impacted by the level of brokered deposits, discussed below. Management believes that the rates that it offers on deposit accounts are generally competitive with other financial institutions in the Bank’s market areas. Client deposits are attractive sources of funding because of their stability and low relative cost. Deposits are regarded as an important part of the overall client relationship. We consider our deposit base to be seasoned, stable and well diversified.

The Bank also holds deposits of public entities. The Bank’s strategy for acquiring public funds, as with any type of deposit, is determined by ALCO’s funding and liquidity subcommittee, while pricing strategies are determined by ALCO’s deposit pricing subcommittee. Typically, many public fund deposits are allocated based upon the rate of interest offered and the ability of a bank to provide collateralization. The Bank can influence the level of its public fund deposits through pricing decisions. Public deposits typically require the pledging of collateral, most commonly marketable securities and Federal Home Loan Bank letters of credit. This is taken into account when determining the level of interest to be paid on public deposits. The pledging of collateral, monitoring and management reporting represents additional operational requirements for the Bank. Public fund deposits are more volatile than other core deposits because they tend to be price sensitive and have large balances. Public funds are only one of many possible sources of liquidity that the Bank has available to draw upon as part of its liquidity funding strategy as set by ALCO.

Brokered deposits, including time deposits and money market accounts, totaled $6.9 million at December 31, 2024. Brokered deposits are funds which the Bank obtains through deposit brokers who sell participations in a given bank deposit account or instrument to one or more investors. These brokered deposits are fully insured by the FDIC because they are participated out by the deposit broker in shares of $250,000 or less. Brokered deposit issuances are approved by ALCO as one component of its funding strategy to support ongoing asset growth until such time customer deposit growth ultimately replaces the brokered deposits. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), the Bank may continue to accept brokered deposits as long as it is either “well-capitalized” or “adequately-capitalized.”

Trust Services

The Bank, through its trust department, offers a full range of trust services on a fee basis. In its trust capacities, the Bank provides investment management services on an agency basis and acts as trustee for pension plans, profit sharing plans, corporate and municipal bond issues, living trusts, life insurance trusts and various other types of trusts created by or for individuals, businesses, and charitable and religious organizations. At December 31, 2024, the trust department of the Bank had approximately $34.9 billion of assets under administration, comprised of investment management and investment advisory agency accounts of $5.9 billion and other custody and safekeeping accounts of $12.0 billion, corporate trust accounts of $5.6 billion, and personal, employee benefit, estate and other trust accounts totaling $11.4 billion. The pending acquisition of Florida-based Sabal Trust Company is expected to expand assets under management by approximately $3 billion in 2025. The transaction is expected to close during the second quarter of 2025, subject to receipt of regulatory approvals and the satisfaction of other customary closing conditions.

HUMAN CAPITAL RESOURCES

Our employees, whom we refer to as associates, are our most valuable asset. Associates are the collective face, voice and spirit of our organization. To the people and communities we serve, our associates are Hancock Whitney. Our century-old culture and core values are the consistent beacon that guides how our associates carry on our legacy with honor, integrity and service. Additionally, the policies and practices we define for associates further reinforce the founding principles fundamental to who we are and how we do business. Embracing the uniqueness our associates bring to our various teams fortifies us, making us a stronger and more resilient company. This inclusivity cultivates a sense of belonging and encouragement, supporting our associates, clients, communities, and shareholders in realizing their individual potential, aspirations and ambitions.

We promise our associates an environment where they can grow, have a voice, and are important. We are committed to providing an associate experience and total rewards package that attracts, develops and retains top quality talent. We continually review and develop strategies that support the needs of our associates while balancing business needs. In 2024, the Company’s human capital strategy continued to focus on evolving to meet the ever-changing needs of our associates and supporting various initiatives to improve operations and overall efficiency while maintaining our commitment to our clients, communities and shareholders.

A strong and impactful human capital program begins at the top. Our Board of Directors oversees our overall corporate strategy and sets the tone for our culture, values and high ethical standards, and through its Committees, holds management accountable for results.

The Board of Directors’ Compensation Committee expands beyond a traditional compensation-focused role to include oversight of all human capital management efforts within Hancock Whitney. The Compensation Committee is provided periodic updates on the Company’s human capital management efforts, including talent acquisition and retention; talent and performance management; learning and development; total rewards; associate well-being; and inclusion and belonging through a human capital management dashboard that it reviews periodically throughout the year. The dashboard includes a mixture of trending and point-in-time metrics designed to provide information and analysis of workforce demographics, talent acquisition, workforce stability and total rewards and associate programs.

Workforce Demographics

As of December 31, 2024, the Company had 3,476 full-time equivalent associates, predominately located in our core footprint of Mississippi, Louisiana, Alabama, Florida, Texas and Tennessee, compared to 3,591 associates as of December 31, 2023. Approximately 45% of associates were employed in Consumer Banking, 11% in Commercial Banking, 9% in Wealth Management, and 35% in Treasury, Operations, and Other Corporate Business & Administration, respectively. As of December 31, 2024, approximately 67% of our associates self-identified as a female and approximately 29% self-identified as a person of color. In 2024, approximately 68% of our new hires self-identified as female and approximately 39% of new hires self-identified as people of color. All associates are chosen on the basis of their qualifications and merit.

Inclusion and Belonging

Our 125-year-old founding principles inspire us to prioritize doing right and doing good to positively impact the lives and communities we serve. Embracing inclusivity and a sense of belonging is at the core of our values, recognizing that diverse perspectives, backgrounds, and experiences strengthen our ability to meet the needs of our associates, communities, clients and shareholders. By fostering a culture that values varied viewpoints, we enhance teamwork, encourage innovative collaboration, and improve organizational performance. This wider range of thinking empowers us to serve our stakeholders more effectively.

Our commitment to inclusion and belonging starts at the top of our organization, with oversight by the Compensation Committee. Underscoring our ongoing commitment to a culture of inclusion and belonging, the Company has a diversity council sponsored by the President and CEO, which consists of associates from a variety of locations, business segments, genders, races, ethnicities, tenures and experiences who work together as thought leaders to promote and foster an inclusive workplace culture that appreciates differences and values all perspectives.

We are committed to fostering respect, belonging and individual potential, supporting, developing, and celebrating our workforce, and creating a high performing culture where all associates can thrive. We continuously assess the impact of our initiatives, programs and practices to uphold these commitments to our associates and Company.

In 2024, we continued our efforts to build and attract a qualified and inclusive workforce representative of the clients and communities we serve by cultivating new relationships, strengthening existing partnerships, and enhancing recruiting efforts with key organizations. We were intentional with our campus recruiting, internship, and programming efforts across the footprint, to have a diverse talent pool that included historically Black colleges and universities, among others. Our corporate internship program continued to provide an inclusive experience that uniquely incorporates mentorship, financial literacy, community connection, and experiential learning opportunities across the organization and footprint. We proudly hosted the 2024 class of interns, all chosen based on merit and qualifications, and which consisted of 69% females and 39% people of color, also expanding our diverse pool of future talent and campus advocates. Additionally, we continued to partner with many external professional organizations to expand our talent pipeline.

The Company continues to enhance its learning opportunities with programs and experiences designed to listen and learn directly from the voices and experiences of our associates including Living Room Conversations, Cultural Tasting Series, Understanding Cultural Bias Training, and Associate Spotlights featuring New Associates, Women of Excellence, Random Acts of Kindness, and Living Our Core Values to help drive inclusive behaviors and inspire a growth mindset.

Last year, our Company introduced Associate Resource Groups (ARGs) to cultivate community, connection, and inclusion. These voluntary groups, led by associates, serve as a platform for networking, creating community, professional development, and raising awareness about relevant issues that promote inclusion and belonging in the workplace and beyond. All ARGs are open to all associates regardless of background. By engaging in our ARGs, associates can learn, celebrate, and offer support to one another, fostering stronger teams, increased productivity, and a culture of innovation. Launched in March 2023, the SheConnects ARG aims to establish an environment that empowers women to connect, learn, and uplift one another. In August 2023, the Able ARG was introduced to promote unity, facilitate meaningful conversations, and provide support for individuals with disabilities and their caregivers. The Black Professional Collaborative ARG, launched in 2024, creates avenues for professional growth, development, and support for African American/Black associates. Moreover, the Young Professional Network ARG empowers early career professionals to network with peers and seasoned associates, gaining insights into the unique challenges and opportunities at the early stages of their careers for development and growth.

Total Rewards

We strive to provide a comprehensive total rewards package that meets the various needs of our associates, including market-competitive pay and robust benefit options that attract and retain top talent. For our total rewards programs to remain competitive, we engage in nationally recognized third-party compensation and benefits surveys and utilize the expertise of an independent executive compensation firm, an outside benefits broker, and benefits consulting firms. These resources are used to objectively evaluate our compensation and benefits packages and benchmark them against industry peers and similarly situated organizations on an annual basis.

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

We promote a pay-for-performance philosophy and motivate a majority of our associate population with incentive compensation designed to drive strategies, behaviors and business goals while effectively balancing risk and reward. We also use long-term incentive compensation to attract and retain top talent and to keep associates focused on long-term company performance, significant milestone achievements and creation of shareholder value.

Talent Acquisition, Development and Retention

Hancock Whitney is dedicated to attracting, developing and retaining exceptional talent and strives to keep associates motivated, rewarded and appreciated through our commitment to competitive total rewards packages, career development, and an inclusive workplace. In 2024, total applications saw an 18% increase. Of the approximate 881 requisitions filled that year, 39% were filled internally. Moreover, 11% of the workforce received promotions in 2024, with 70% being females and 36% people of color. The focus was on rewarding merit and achievement while nurturing and progressing skilled talent across various business segments.

Recognizing the development of our associates is critical to our success, the Company invests in resources so that associates have access to the tools needed to do their jobs effectively and succeed within the organization, including technical, skills-based, management and leadership programs, as well as formal talent, performance management and succession planning processes. Through customized learning plans, associates are provided targeted resources in order to gain the knowledge and skills needed to successfully perform their duties in accordance with the Company’s practices. Associates also have access to a full suite of optional classes and self-directed resources to personalize career development and prioritize their unique needs and growth opportunities. Additionally, the Company supports the use of external resources such as professional conferences, specialized seminars, banking schools and other development and leadership programs to supplement associates’ professional development and provides a tuition assistance program for those seeking to deepen their education at undergraduate and graduate levels.

In 2024, Hancock Whitney launched a prescriptive learning platform that reimagined, reshaped and redefined learning and upskilling. Our agile Learning and Development strategy, LEARN (Leverage Education and Resources Now), offers individualized learning and development solutions for associates at all levels. Built on the ethos of associate growth, voice, and importance, LEARN enhances the associate learning experience. LEARN fosters a culture that gives all associates permission to learn and grow, expanding opportunities and creating tailored pathways for development.

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

We generally conduct associate engagement surveys on a biennial basis to measure our associates’ connection and commitment to the Company and its goals. In 2024, we conducted an anonymous online associate engagement survey to measure associate engagement and collect associate feedback. During the survey, associates answered questions and provided comments to capture their feelings about the Company, leadership, and their team of associates. Our Company leaders are grateful for the consistent, strong response from our associates, indicating an engaged, connected and committed workforce. The 2024 survey reflected almost three out of every four associates feel a sense of belonging and respect across the Company. Using the results of the engagement survey, a leadership series was launched to communicate ongoing leader insights and engage associates to reiterate the key role our associates play in shaping our path forward.

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

COMPETITION

The financial services industry is highly competitive and may become more competitive as a result of recent and ongoing legislative, regulatory, and technological changes, as well as continued consolidation within the financial services industry and the addition of nontraditional competitors into our markets, including financial technology companies (fintechs). The traditional factors in the competition for deposits and loans are interest rates and fee structures associated with the various products offered. We also compete through the efficiency, quality and range of services and products we provide, as well as the convenience provided by an extensive network of customer access channels including local branch offices, ATMs, online and mobile banking, and telebanking centers. In attracting deposits and in our lending activities, we generally compete with other commercial banks, savings associations, credit unions, mortgage banking firms, securities brokerage firms, mutual funds and insurance companies, and other financial and non-financial institutions offering similar products.

The continuing consolidation within the financial services industry is leading to larger, better capitalized and geographically diverse institutions with enhanced product and technology capabilities. In addition to competition from fintechs, certain technology companies are working to provide financial services directly to their customers. These nontraditional financial service providers have been successful in developing digital and other products and services that effectively compete with traditional banking services, but are in some cases subject to fewer regulatory restrictions than banks and bank holding companies, allowing them to operate with greater flexibility and lower cost structures. Further, bank failures have and may in the future diminish public confidence in small and regional banks’ abilities to safeguard deposits in excess of federally insured limits, which could prompt customers to maintain their deposits with larger financial institutions.

We believe our relationship-based approach to banking has allowed us to remain competitive in our markets as many of our financial services clients are generally influenced by convenience, quality of service, personal contacts, price of services, availability of products, and technology that supports the client experience. We have made and continue to make investments in technology to develop the Company's digital platform and capabilities to remain competitive in meeting our clients’ evolving needs and expectations.

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

Supervision, regulation, and examination of the Company, the Bank, and our respective subsidiaries by the appropriate regulatory agencies, as described herein, are intended primarily for the protection of consumers, bank depositors and the Deposit Insurance Fund (DIF) of the FDIC, and the U.S. banking and financial system, rather than holders of our capital stock.

Bank Holding Company Regulation

The Company is subject to extensive supervision and regulation by the Board of Governors of the Federal Reserve System (the Federal Reserve) pursuant to the Bank Holding Company Act of 1956, as amended (the BHC Act). We are required to file with the Federal Reserve periodic reports and such other information as the Federal Reserve may request. Ongoing supervision is provided through regular examinations by the Federal Reserve and other means that allow the regulators to gauge management’s ability to identify, assess and control risk in all areas of operations in a safe and sound manner and to ensure compliance with laws and regulations. The Company is subject to regulation by the State of Mississippi under its general business corporation laws, and to supervision by the Mississippi Department of Banking and Consumer Finance (the MDBCF). The Federal Reserve may also examine our non-bank subsidiaries. Various federal and state bodies regulate and supervise our brokerage, investment advisory and insurance agency operations. These include, but are not limited to, the SEC, the Financial Industry Regulatory Authority (FINRA), federal and state banking regulators and various state regulators of insurance and brokerage activities.

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

As a financial holding company, we are permitted to engage directly or indirectly in a broader range of activities than those permitted for a bank holding company that has not elected to be a financial holding company. Financial holding companies may also engage in activities that are considered to be financial in nature, as well as those incidental or, if determined by the Federal Reserve, complementary to financial activities. If the Bank ceases to be “well capitalized” or “well managed” under applicable regulatory standards, or if the Bank receives a rating of less than satisfactory under the Community Reinvestment Act of 1977 (CRA), the Federal Reserve may, among other things, place limitations on our ability to conduct these broader financial activities or, if the deficiencies persist, require us to divest the banking subsidiary or the businesses engaged in activities permissible only for financial holding companies.

As further described below, the Company and the Bank are each well-capitalized under applicable regulatory standards as of December 31, 2024, and the Bank has a rating of “Satisfactory” in its most recent CRA evaluation.

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

The Company and the Bank are subject to the following risk-based capital ratios: a common equity Tier 1 (CET1) risk-based capital ratio, a Tier 1 risk-based capital ratio, which includes CET1 and additional Tier 1 capital, and a total risk-based capital ratio, which includes Tier 1 and Tier 2 capital. CET1 is primarily comprised of the sum of common stock instruments and related surplus net of treasury stock, retained earnings, and certain qualifying minority interests, less certain adjustments and deductions, including with respect to goodwill, intangible assets, mortgage servicing assets and deferred tax assets subject to temporary timing differences. Additional Tier 1 capital is primarily comprised of noncumulative perpetual preferred stock, tier 1 minority interests and grandfathered trust preferred securities. Tier 2 capital consists of instruments disqualified from Tier 1 capital, including qualifying subordinated debt, other preferred stock and certain hybrid capital instruments, and a limited amount of allowance for credit loss up to a maximum of 1.25% of risk-weighted assets, subject to certain eligibility criteria. The capital rules also define the risk-weights assigned to assets and off-balance sheet items to determine the risk-weighted asset components of the risk-based capital rules, including, for example, certain “high volatility” commercial real estate, past due assets, structured securities and equity holdings.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5 percent of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. The Bank was well capitalized at December 31, 2024, and brokered deposits are not restricted.

To be well-capitalized, the Bank must maintain at least the following capital ratios:

·
5.0% leverage ratio.
·
6.5% CET1 to risk-weighted assets;
·
8.0% Tier 1 capital to risk-weighted assets; and
·
10.0% Total capital to risk-weighted assets;

The Federal Reserve has different requirements than those imposed under the current capital rules applicable to banks. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to the Bank, the Company’s capital ratios as of December 31, 2024 would exceed such revised well-capitalized standard. Also, the Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

Throughout 2024, the Company’s and the Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the capital conservation buffer requirements. Based on current estimates, we believe that the Company and the Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2025. Risk-based capital ratios and the leverage capital ratio at December 31, 2024 for the Company and the Bank were as follows:

			Minimum Capital
		Well-Capitalized	Plus Capital
		Under Prompt	Conservation
	Minimum	Corrective Action*	Buffer	Company	Bank
Tier 1 leverage capital ratio	4.00%	5.00%	N/A	11.29%	10.91%
Risk-based capital ratios
Common Equity Tier 1 capital	4.50%	6.50%	7.00%	14.14%	13.67%
Tier 1 capital	6.00%	8.00%	8.50%	14.14%	13.67%
Total risk-based capital (Tier 1 plus Tier 2)	8.00%	10.00%	10.50%	15.93%	14.83%

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

Bank Regulation

The operation of the Bank is subject to state and federal statutes applicable to state banks and the regulations of the Federal Reserve, the FDIC and the Consumer Financial Protection Bureau (CFPB). The operations of the Bank may also be subject to applicable Office of the Comptroller of the Currency (OCC) regulation to the extent state banks are granted parity with national banks. Such statutes and regulations relate to, among other things, investments, loans, mergers and consolidations, issuances of securities, payments of dividends, establishment of branches, consumer protection and other aspects of the Bank’s operations. Violations of laws and regulations, or other unsafe and unsound practices, may result in these agencies imposing fines or penalties, cease and desist orders, or taking other enforcement actions. Under certain circumstances, these agencies may enforce these remedies directly against officers, directors, employees and other parties participating in the affairs of a bank or bank holding company.

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

Examinations. The Bank is subject to regulation, reporting, and periodic examinations by the FDIC, the MDBCF, and the CFPB. These regulatory authorities routinely examine the Bank’s loan and investment quality, consumer compliance, management policies, procedures and practices and other aspects of operations. The FDIC has adopted the Federal Financial Institutions Examination Council’s (FFIEC) rating system and assigns each financial institution a confidential composite rating based on an evaluation and rating of six essential components of an institution’s financial condition and operations, including Capital Adequacy, Asset Quality, Management, Earnings, Liquidity and Sensitivity to Market Risk (CAMELS), as well as the quality of risk management practices.

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

In March 2023, the CFPB issued a final rule to implement Section 1071 of the Dodd-Frank Act, which requires lenders to collect, and report information about lending to “women owned, minority-owned and small businesses.” This rule is due to take effect in stages depending upon lending volume of the depository institution beginning in 2025. However, the final rule has been subject to ongoing court challenges and may be revised by the CFPB. The Bank is monitoring these developments.

In December 2024, the CFPB finalized a rule that would substantially limit overdraft fees that larger institutions such as the Bank may charge consumers, with an effective date of October 1, 2025. If implemented, this rule would impact the Bank’s non-interest income. However, this rule has been challenged in court and may be revised by the CFPB. The Bank is monitoring these developments.

Branching. The Dodd-Frank Act authorizes national and state banks to establish de novo branches in other states to the same extent a bank chartered in those states would be so permitted.

Deposit Insurance Assessments. The deposits of the Bank are insured by the FDIC up to applicable limits. The Deposit Insurance Fund (DIF) of the FDIC insures the deposits of the Bank generally up to a maximum of $250,000 per depositor, per insured bank, for each account ownership category. The FDIC charges insured depository institutions quarterly premiums to maintain the DIF. Deposit insurance assessments are based on average total consolidated assets minus its average tangible equity and applies one of four risk categories determined by reference to its capital levels, supervisory ratings, and certain other factors. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. In October of 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate by two basis points, applicable to all insured depository institutions, which began with the first quarterly assessment period in 2023 and will remain in effect until the level of the DIF reserve ratios to insured deposits meets the FDIC's long-term goals. In addition, under section 13(c)(4)(G) of the Federal Deposit Insurance Act, a loss to the DIF arising from the use of a systemic risk exception must be recovered from one or more special assessments on insured depository institutions, depository institution holding companies (with the concurrence of the Secretary of the Treasury with respect to holding companies), or both, as the FDIC determines to be appropriate. In November 2023, the FDIC approved a final rule to implement a special assessment to recover the loss to the DIF associated with two bank failures that occurred during early 2023. The assessment base for the special assessment is equal to estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion, to be collected at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly assessment periods, beginning with the first quarterly assessment period of 2024.

In 2024, as a result of changes in loss estimates for the 2023 failures, the FDIC began providing quarterly updates to the collection period for the special assessment for impacted institutions. Based on the most recent notification received in December 2024, the FDIC currently projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at an estimated quarterly rate of 1.69 basis points. The projected number of additional quarters and the estimated rate applicable to those quarters are subject to change depending on any future adjustments to estimated losses or amendments to uninsured deposits. Under the final rule, the FDIC retains the ability to cease collection early, extend the special assessment collection period one or more quarters beyond the initial eight-quarter collection period, or impose a final shortfall special assessment on a one-time basis after the receiverships for the two banks are terminated. The collection period may change due to updates to the estimated loss pursuant to the systemic risk determination or if assessments collected change due to corrective amendments to the amount of uninsured deposits reported for the December 31, 2022 reporting period.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Bank is not subject to any action, condition or violation that could lead to termination of its deposit insurance. In addition, the Federal Deposit Insurance Act provides that, in the event of the liquidation or other resolution of an insured depository institution, the claims of depositors of the institution, including the claims of the FDIC as subrogee of insured depositors, and certain claims for administrative expenses of the FDIC as a receiver, will have priority over other general unsecured claims against the institution, including those of the parent bank holding company.

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

On September 17, 2024, the FDIC approved the Final Statement of Policy on Bank Merger Transactions which, if it remains in place, will result in additional scrutiny, including heightened financial stability analysis, to mergers that result in a large insured depository institution with more than $100 billion in total assets, public meetings for mergers that result in insured depository institutions with $50 billion or more in total assets, and board briefings for applications over 270 days old.

Reserves. Although the Bank is not a member of the Federal Reserve, it is subject to Federal Reserve regulations that require the Bank to maintain reserves against transaction accounts (primarily checking accounts). These reserve requirements are subject to annual adjustment by the Federal Reserve. Effective March 26, 2020, reserve requirement ratios were reduced to zero percent.

Anti-Money Laundering. A continued focus of governmental policy relating to financial institutions has been combating money laundering and terrorist financing. The USA PATRIOT Act broadened the application of anti-money laundering (AML) regulations to apply to additional types of financial institutions such as broker-dealers, investment advisors and insurance companies, and strengthened the ability of the U.S. Government to help prevent, detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA PATRIOT Act require that regulated financial institutions, including state member banks: (i) establish an AML program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal and reputational consequences for the institution. The Bank has augmented its systems and procedures to meet the requirements of these regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by law.

FinCEN has adopted rules that require financial institutions to obtain beneficial ownership information with respect to legal entities with which such institutions conduct business, subject to certain exclusions and exemptions. Bank regulators are focusing their examinations on AML compliance, and we continue to monitor and augment, where necessary, our AML compliance programs.

Bank regulators routinely examine institutions for compliance with these AML obligations and have imposed “cease and desist” and other regulatory orders and money penalty sanctions against institutions found to be in violation of these requirements. On January 1, 2021, Congress passed federal legislation that made sweeping changes to federal AML laws, subject to pending implementation by regulatory rulemaking. On June 30, 2021, FinCEN published the first set of “national AML priorities,” as required by the Bank Secrecy Act, which include, but are not limited to, cybercrime, terrorist financing, fraud, and drug/human trafficking. FinCEN is required to implement regulations to specify how covered financial institutions, such as the Company, should incorporate these national priorities into their AML programs.

Economic Sanctions. The Office of Foreign Assets Control (OFAC) is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and acts of Congress. OFAC publishes, and routinely updates, lists of names of persons and organizations suspected of aiding, harboring or engaging in terrorist acts, including the Specially Designated Nationals and Blocked Persons List. If we find a name on any transaction, account or wire transfer that is on an OFAC list, we must undertake certain specified activities, which could include blocking or freezing the account or transaction requested, and we must notify the appropriate authorities.

Concentrations in Lending. During 2006, the federal bank regulatory agencies released guidance on “Concentrations in Commercial Real Estate Lending” (the Guidance) and advised financial institutions of the risks posed by commercial real estate (CRE) lending concentrations. The Guidance requires that appropriate processes be in place to identify, monitor and control risks associated with real estate lending concentrations. Higher allowances for loan losses and capital levels may also be required. The Guidance is triggered when CRE loan concentrations exceed either:

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

Community Reinvestment Act. The Bank is subject to the provisions of the Community Reinvestment Act (CRA), which imposes a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs of entire communities where the bank accepts deposits, including low- and moderate-income neighborhoods. The FDIC’s assessment of the Bank’s CRA record is made available to the public. Further, a less than satisfactory CRA rating will slow, if not preclude, expansion of banking activities and prevent a company from becoming or remaining a financial holding company. Federal CRA regulations require, among other things, that evidence of discrimination against applicants on a prohibited basis, and illegal or abusive lending practices be considered in the CRA evaluation. The Bank has a rating of “Satisfactory” in its most recent CRA evaluation.

On October 24, 2023, the OCC, Federal Reserve, and FDIC issued a final rule to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026, and revised data reporting requirements taking effect January 1, 2027. Among other things, the revised rules evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarify eligible CRA activities. The final rules were challenged in federal court and a preliminary injunction was granted in March 2024, enjoining implementation of the rules. The effective dates will be extended for each day the injunction remains in place, pending the resolution of the lawsuit. If the final rules are reinstated, they will likely make it more challenging and/or costly for the Bank to receive a rating of at least “Satisfactory” on its CRA exam.

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
•
prohibit unfair, deceptive or abusive acts or practices in the provision of consumer financial products and services; and
•
The CFPB issued a final rule in March 2024 that capped credit card late fees charged by certain larger card issuers at $8.00. However, this final rule was subsequently enjoined by a court in Texas, and the litigation has continued. The Bank continues to monitor these developments.

Mortgage Rules. Pursuant to rules adopted by the CFPB, banks that make residential mortgage loans are required to make a good faith determination that a borrower has the ability to repay a mortgage loan prior to extending such credit, require that certain mortgage loans contain escrow payments, obtain new appraisals under certain circumstances, comply with integrated mortgage disclosure rules, and follow specific rules regarding the compensation of loan originators and the servicing of residential mortgage loans. In 2020, the Coronavirus Aid, Relief and Economic Security (CARES) Act granted certain forbearance rights and protection against foreclosure to borrowers with a “federally backed mortgage loan,” including certain first or subordinate lien loans designed principally for the occupancy of one to four families. These consumer protections under the CARES Act continued during the COVID 19 pandemic emergency, and while most of these protections expired in 2022, on January 18, 2023, in its revised Mortgage Servicing Examination Procedures, the CFPB stated it expected servicers to continue to utilize these safeguards, regardless of their expiration.

Personal Financial Data Rights Rule. On October 22, 2024, the CFPB issued a final rule implementing section 1033 of the Dodd-Frank Act, providing consumers with more choices and direction of their own financial data. This rule aims to enhance fair competition, transparency, and accessibility in the markets for consumer financial products and services by requiring institutions that issue credit cards and hold transaction accounts, among others, to provide information about transactions, costs, charges and usage to consumers and authorized third parties in electronic form upon request. The rule mandates that financial institutions and providers allow consumers to access and transfer their financial data to other providers at no charge, which the CFPB believes will promote competition within the industry. Compliance with the rule will be phased in over a five-year period based on asset size for depository institutions, with an expected effective date of April 1, 2027 for our institution. However, this rule has been challenged in court and may be revised by the CFPB. The Bank is monitoring the developments.

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

Interest rates based on LIBOR. On March 15, 2022, Congress enacted the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) to address references to LIBOR in contracts that (i) are governed by U.S. law; (ii) did not mature before June 30, 2023; and (iii) lack fallback provisions providing for a clearly defined and practicable replacement for LIBOR. On December 16, 2022, the FRB adopted a final rule to implement the LIBOR Act by identifying benchmark rates based on SOFR (Secured Overnight Financing Rate) that replaced LIBOR in certain financial contracts after June 30, 2023. The final rule identified replacement benchmark rates based on SOFR to replace overnight, one-month, three-month, six-month, and 12-month LIBOR in contracts subject to the LIBOR Act.

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

The Company and the Bank have implemented a Code of Business Ethics that governs the behavior of its officers, employees, and directors.

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

In 2016, the Federal Reserve, FDIC and SEC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. As of December 31, 2024, these rules had not been implemented. We have instituted measures to ensure that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles—that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

Accounting and Controls

The Company is also required to file certain reports with, and otherwise comply with the rules and regulations of the SEC under federal securities laws. For example, we are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board, and Nasdaq. In particular, we are required to include management and independent registered public accounting firm reports on internal controls over financial reporting as part of our Annual Report on Form 10‑K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls. The assessments of our financial reporting controls as of December 31, 2024 are included in this report under Item 9A. “Controls and Procedures.” Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications to financial statements, and the value of our securities.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The names, ages, positions and business experience of our executive officers as of February 26, 2025 are as follows:

Name	Age	Position
John M. Hairston	61	President of the Company since 2014; Chief Executive Officer since 2008 and Chief Operating Officer from 2008 to 2014; Director since 2006.
Michael M. Achary	64	Senior Executive Vice President since 2017; Executive Vice President from 2008 to 2016; Chief Financial Officer since 2007; Principal Accounting Officer since 2022.
D. Shane Loper	59

President of Hancock Whitney Bank since 2024; Senior Executive Vice President since 2017; Executive Vice President from 2008 to 2016; Chief Operating Officer since 2014; Chief Administrative Officer from 2013 to 2014; Chief Risk Officer from 2012 to 2013; Chief Risk and Administrative Officer from 2010 to 2012.

Michael Otero	58	Senior Executive Vice President since 2025; Executive Vice President since 2013; Chief Risk Officer since 2020; Chief Internal Auditor from 2013 to 2018.
Ruena Hall Thompson	63	Senior Executive Vice President since 2025; Executive Vice President since 2011; Chief Human Resources Officer since 2011.
Christopher S. Ziluca	63	Senior Executive Vice President since 2025; Executive Vice President since 2018; Chief Credit Officer since 2018.
Juanita P. Kuhner	44

Executive Vice President since 2024; General Counsel and Corporate Secretary since 2024; Deputy General Counsel from 2022 to 2024; Senior Vice President from 2021 to 2024; Corporate Counsel from 2017 to 2022; Vice President from 2017 to 2021.

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
•
the current administration may seek to implement a regulatory reform agenda that is significantly different than that of the Biden administration, impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies and potentially resulting in uncertainty;
•
ineffective monetary policy or other market conditions could cause rapid changes in interest rates and asset values that would have a materially adverse impact on our profitability and overall financial condition;
•
further erosion in the fiscal condition of the U.S. Treasury could lead to new taxes that would limit our ability to pursue growth and return profits to shareholders; and
•
the U.S. government’s decisions regarding its debt ceiling and the possibility that the U.S. could default on its debt obligations may cause further interest rate increases, disrupt access to capital markets and deepen recessionary conditions.

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

Volatility in global financial markets, including, but not limited to inflation and governmental responses thereto, recessionary concerns, wars and other ongoing global conflicts, may continue to have a spillover effect that could ultimately impair the performance of the U.S. economy and, in turn, our results of operations and financial condition.

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

A substantial portion of our loan portfolio is secured by real estate. In weak economies, or in areas where real estate market conditions are distressed, we may experience a higher-than-normal level of nonperforming real estate loans. These risks may be exacerbated by heightened interest rates or tightening credit standards. The collateral value of the portfolio and the revenue stream from those loans could come under stress, and/or could be impacted by unforeseen events, such as pandemics, weather events, environmental contamination, among others, and additional provisions for the allowance for credit losses could be necessitated should actual and/or forecasted losses be in excess of our expectations. Our desire to foreclose on these properties given each circumstance and/or the ability to dispose of foreclosed real estate at prices at or above the respective carrying values could also be impaired, causing additional losses.

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

In addition, loan originations, and potentially loan revenues, could be adversely impacted by sharply rising interest rates. Heightened interest rates have had and may continue to have adverse impacts on our borrowers and demand for our loan products. Continued heightened interest rates would increase debt service requirements for some of our borrowers; adversely affect those borrowers’ ability to pay us as contractually obligated; potentially reduce loan demand or result in additional delinquencies or charge-offs; and increase the cost of our deposits, which are a primary source of funding.

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

Interest rate changes are dependent on the Federal Reserve’s assessment of economic data as it becomes available. Beginning in early 2022 and continuing into 2023, the Federal Reserve raised interest rates aggressively to combat inflation. Beginning in the third quarter of 2024, the Federal Reserve began slowly decreasing interest rates, with future interest rate changes, either increases or decreases uncertain, and dependent on the Federal Reserve’s assessment of economic conditions and inflation. As a result of both the rising and sustained elevated interest rate environment compared to recent historical norms, we have and may continue to offer more attractive interest rates to depositors to compete for deposits, or pursue other sources of liquidity, such as wholesale funds. Further, when interest-bearing liabilities reprice or mature more quickly than interest-earning assets, an increase in interest rates generally results in a decrease in net interest income. Conversely, decreasing interest rates reduce our yield on our variable rate loans and on our new loans, which reduces our net interest income. In addition, lower interest rates may reduce our realized yields on investment securities which would reduce our net interest income and cause downward pressure on net interest margin in future periods. A significant reduction in our net interest income could have a material adverse impact on our capital, financial condition and results of operations.

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

Changes to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by such countries may adversely impact our business, financial condition and results of operations. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that the Company’s customers import or export, including among others, agricultural products, could cause the prices of our customers’ products to increase, could reduce demand for such products, or reduce our customers’ margins, and adversely impact their revenues, financial results and ability to service debt. Trade restrictions on products include export and import restrictions, such as those levied against Russia.

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

We compete with a number of financial services companies that are not subject to the same degree of regulatory oversight. Further, our credit union competitors benefit from competitive advantages, including the credit union exemption from paying federal income tax and can, therefore, more aggressively price many products and services. The impact of the existing regulatory framework and any future changes to it could negatively affect our ability to compete with these institutions, which could have a material adverse effect on our results of operations and prospects.

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

Our investments in certain tax-advantaged projects may not generate returns as anticipated or at all and may have an adverse impact on our results of operations.

We invest in certain tax-advantaged investments that support qualified affordable housing projects and other community development initiatives. Our investments in these projects rely on the ability of the projects to generate a return primarily through the realization of federal and state income tax credits and other tax benefits. We face the risk that tax credits, which remain subject to recapture by taxing authorities based on compliance with relevant requirements at the project level, may not be able to be realized. The risk of not being able to realize the tax credits and other tax benefits associated with a particular project depends on many factors that are outside of our control. The project’s failure to maintain compliance impacts our ability to realize these tax credits and other tax benefits, which may have a negative impact on our investment, and as a result, on our financial condition and results of operations.

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

From time to time, we may sell all or a portion of one or more loan portfolios, and in connection therewith we may make certain representations and warranties to the purchaser concerning the loans sold and the procedures under which those loans were originated and serviced. If any of these representations and warranties are incorrect, we may be required to indemnify the purchaser for any related losses, or we may be required to repurchase part or all of the affected loans. We may also be required to repurchase loans as a result of borrower fraud or in the event of early payment default by the borrower on a loan we have sold. If we are required to make any indemnity payments or repurchases and do not have a remedy available to us against a solvent counterparty to the loan or loans, we may not be able to recover our losses resulting from these indemnity payments and repurchases. Consequently, our results of operations may be adversely affected.

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

We continuously monitor our operational and technological capabilities and make modifications and improvements when we believe it to be appropriate to do so. However, there are inherent limits to such capabilities. In some instances, we may build and maintain these capabilities ourselves. We also outsource some of these functions to third parties. These third parties may experience errors or disruptions that could adversely impact us and over which we may have limited control. Third parties may fail to properly perform services or comply with applicable laws and regulations, and replacing third-party providers could entail significant delay and expense. We also face risk from the integration of new infrastructure platforms and/or new third-party providers of such platforms into existing businesses.

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

We rely on certain third parties to provide products and services necessary to maintain day-to-day operations, such as back-office support, data processing and storage, recording and monitoring transactions, online banking interfaces and services, Internet connections, telecommunications, and network access. The failure of a third party to perform in accordance with the contracted arrangements under service level agreements as a result of changes in the third party’s organizational structure, financial condition, support for existing products and services, strategic focus, system interruption or breaches, or for any other reason, could be disruptive to our operations, which could have a material adverse effect on our business, financial condition and results of operations. Our third-party applications may include confidential and proprietary data provided by vendors and by us, including personal employee and/or customer data. While we conduct due diligence prior to engaging with third-party vendors and perform ongoing monitoring of vendor controls, we do not control their operations. Further, while our vendor management policies and practices are designed to comply with current regulations, these policies and practices cannot eliminate this risk. Replacing these third parties could also create significant delays and expense. Accordingly, use of such third parties creates an inherent risk to our business operations.

The development and use of artificial intelligence (AI) presents risks and challenges that may adversely impact our business.

The Company or its third-party (or fourth-party) vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges to the Company’s business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in the Company’s implementation of AI technology and increase the Company’s compliance costs and the risk of non-compliance. AI models, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, the Company may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which the Company may have limited visibility. Any of these risks could expose the Company to liability or adverse legal or regulatory consequences and harm the Company’s reputation and the public perception of its business or the effectiveness of its security measures.

We, or third parties from whom we license critical information technology systems, have in the past been, and in the future may be alleged to have infringed upon intellectual property rights owned by others.

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

Our business may be adversely affected by fraud.

As a financial institution, we are inherently exposed to risk in the form of theft and other fraudulent activities by customers, employees, or other third parties targeting us or our customers or data. Such activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering, spoofing, and other dishonest acts. Although we devote substantial resources to maintaining effective policies and internal controls to identify and prevent such incidents, given the increasing sophistication of possible perpetrators, we may experience financial losses or reputational harm as a result of fraud. Further, as a result of the increased sophistication of fraud activity, we continue to invest in systems, resources, and controls to detect and prevent fraud. This will result in continued ongoing investments in the future.

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

Adverse events or circumstances could impact the recoverability of our intangible assets, including significant loss of core deposits and/or customer relationships acquired in our trust and asset management transaction, and increased competition or adverse changes in the economy related to these products. To the extent these intangible assets are deemed unrecoverable, a non-cash impairment charge would be recorded. While an impairment charge does not impact regulatory capital, it could have a material adverse effect on our results of operations.

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

Operating costs must decrease or grow at a slower pace than overall revenue in order to thrive in the competitive banking environment. We have and will continue to implement strategies to grow our loan portfolio and increase noninterest income in order to realize earnings growth and to remain competitive with the other banks in the markets we serve. We are continuously focused on growth initiatives and strategies for expense reductions to increase efficiencies. While we have had success in cost-savings and revenue growth in the past, there is no guarantee that these initiatives will be successful in the future. In addition, while expense control continues to be a top focus for us, management also expects to continue to make strategic investments in technology that are expected to improve our customer experience and support future growth, which will require an increase in expenditures. There can be no assurance that we will ultimately realize the anticipated benefits of our expense reduction and growth strategies, which may impair our earnings growth. Further, we may not be able to realize cost savings or revenue benefits in the time period expected and/or be able to sustain success in such items at targeted levels, which could negatively affect our near-term profitability.

Our future growth and financial performance may be negatively affected if we are unable to successfully execute our growth plans, which may include acquisitions and de novo branching.

We may not be able to continue our organic or internal growth, which depends upon economic conditions, our ability to identify appropriate markets for expansion, our ability to recruit and retain qualified personnel, our ability to fund growth at a reasonable cost, sufficient capital to support our growth initiatives, competitive factors, banking laws, and other factors.

We may seek to supplement our internal growth through acquisitions. We cannot predict the number, size or timing of acquisitions, or whether any such acquisition will occur at all. Our acquisition efforts have traditionally focused on targeted banking entities in markets in which we currently operate and markets in which we believe we can compete effectively. However, as consolidation of the financial services industry continues, the competition for suitable acquisition candidates may increase and, as the number of appropriate targets decreases, the prices for potential acquisitions could increase which could reduce our potential returns and reduce the attractiveness of these opportunities to us. In addition, we have and expect to continue to seek to acquire other businesses or segments of business that may support or add to existing product lines, such as trust and asset management services. We may compete with other financial services companies for acquisition opportunities, and many of these competitors have greater financial resources than we do and may be able to pay more for an acquisition than we are able or willing to pay.

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

We cannot provide assurance that we will be able to successfully consolidate any business or assets we acquire with our existing business. The integration of acquired operations and assets may require substantial management effort, time and resources and may divert management’s focus from other strategic opportunities and operational matters. Acquisitions may not perform as expected when the transaction was consummated and may be dilutive to our overall operating results and stockholders’ equity per share of common stock. Specifically, acquisitions could result in higher-than-expected deposit attrition, loss of key employees or other consequences that could adversely affect our ability to maintain relationships with customers and employees. We may also sell or consider selling one or more of our businesses. Such a sale would generally be subject to certain federal and/or state regulatory approvals, and may not be able to generate gains on sale or related increases in stockholders’ equity commensurate with desirable levels.

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

Any of the laws or regulations to which we are subject, including tax laws, regulations or their interpretations, may be modified or changed from time to time, and we cannot be assured that such modifications or changes will not adversely affect us. Failure to appropriately comply with any such laws or regulations could result in sanctions by regulatory authorities, civil monetary penalties or damage to our reputation, all of which could adversely affect our business, financial condition or results of operations. Further, implementation of new rules, such as the Commission’s proposed climate related disclosures, could require additional cost and negatively impact operating results.

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

In addition, in recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” Generally, lender liability is founded on the premise that a lender has either violated a duty, whether implied or contractual, of good faith and fair dealing owed to the borrower or has assumed a degree of control over the borrower resulting in the creation of a fiduciary duty owed to the borrower or its other creditors or shareholders. We have been and in the future could become subject to claims based on this or other evolving legal theories. Further, banking institutions are also increasingly the target of class action lawsuits, including claims alleging deceptive practices or violations of account terms in connection with non-sufficient funds or overdraft charges and violations of the Fair Labor Standards Act (FLSA). We manage these risks through internal controls, personnel training, insurance, litigation management, our compliance and ethics processes, and other means. However, the commencement, outcome, and magnitude of litigation cannot be predicted or controlled with any certainty.

Risks Related to Our Common Stock

Future issuances of equity securities could dilute the interests of holders of our common stock, and our common stock ranks junior to indebtedness.

Our common stock ranks junior to all of our existing and future indebtedness with respect to distributions and liquidation. In addition, future issuances of equity securities, including pursuant to outstanding share-based payment arrangements, could dilute the interests of our existing shareholders, including you, and could cause the market price of our common stock to decline. Moreover, to the extent that we issue restricted stock units, phantom shares, stock appreciation rights, options or warrants to purchase our common stock in the future and those stock appreciation rights, options or warrants are exercised or as the restricted stock units vest, our shareholders may experience further dilution.

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

Our market areas are often impacted by hurricanes and flooding. Natural disasters, such as hurricanes, flooding, tornados, freezes and other natural and man-made disasters, such as oil spills, can disrupt our operations, result in significant damage to our properties or properties and businesses of our borrowers, including property pledged as collateral, interrupt our ability to conduct business, negatively affect the local economies in which we operate, and increase circumstances leading to litigation.

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

We and our customers rely on the existence of, and ability of private and public insurance programs to provide coverage for these types of events. Cost for insurance coverage under these programs has and may continue to increase, negatively impacting our business costs and our customers’ levels of liquidity and the ability to service their debt. The unavailability of these types of coverage or the inability of these entities to perform could also have a materially adverse impact on our operations.

Societal, legislative and regulatory responses to environmental, social and governance (ESG) concerns, and anti ESG concerns, as well as diversity, equity, and inclusion (DEI) and anti-DEI concerns, could adversely affect our business and performance, including indirectly through impacts on our customers.

Our business faces increasing public, investor, activist, legislative and regulatory scrutiny related to ESG and anti-ESG, DEI and anti-DEI developments. We risk damage to our brand and reputation in certain sectors if we fail to act in response to ESG concerns, such as diversity, equity and inclusion, environmental stewardship, human capital management, support for our local communities, corporate governance and transparency, or fail to consider ESG factors in our business operations.

Concerns over the long-term impacts of climate change have led and will likely continue to lead to global governmental efforts to mitigate those impacts. Consumers and businesses also may change their behavior and operations as a result of these concerns. The Company and its customers may need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. We and our customers may face cost increases, asset value reductions and operating process changes. The impact on our customers will likely vary depending on their specific circumstances, including a significant presence in areas that are vulnerable to natural and man-made disasters that may be exacerbated by climate change, or reliance upon or a role in carbon intensive activities. Among the impacts to the Company could be a drop in demand for our products and services, particularly in certain sectors. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans. Our efforts to take these risks into account may not be effective in protecting us from the negative impact of new laws and regulations or changes in consumer or business behavior.

Furthermore, as a result of our diverse base of clients and business partners, we may face potential negative publicity based on the identity of our clients or business partners and the public's (or certain segments of the public’s) view of those entities. Such publicity may arise from traditional media sources or from social media and may increase rapidly in size and scope. If our client or business partner relationships were exposed to negative publicity, our ability to attract and retain clients, business partners, and employees may be negatively impacted, and our stock price may also be negatively impacted. Additionally, we may face pressure to not do business in certain industries that are viewed as harmful to the environment or are otherwise negatively perceived, which could impact our growth.

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

In response to ESG developments (including, in particular DEI initiatives), there are increasing instances of anti-ESG legislation and anti-DEI executive orders, adverse media coverage, regulation, and litigation that could have unintended impacts on ordinary banking operations and increase litigation or reputational risk related to actions we choose to take and impact the results of our operations. If legislatures in the states in which we operate adopt legislation intended to protect certain industries by limiting or prohibiting consideration of business and industry factors in lending activities, certain portions of our lending operations may be impacted.

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

Before engaging third-party service providers who may have access to the Company’s, customer, employee or other sensitive data, or to the Company’s systems, we perform due diligence in order to identify and evaluate their cyber risks, which includes self-attestation questionnaires (developed using Service Organization Controls (SOC) reports). This process is led by the Vendor Management team and includes participation of dedicated information security resources. Third-party service providers processing sensitive data are contractually required to meet applicable legal and regulatory obligations to protect sensitive data against cybersecurity threats and unauthorized access to the sensitive data. After contract executions, third-party service providers deemed critical by our vendor management office undergo ongoing monitoring to ensure they continue to meet their security obligations and other potential cybersecurity threats.

As part of our information security program, we have adopted an Information and Cybersecurity Incident Response Plan (Incident Response Plan), which is administered by our Chief Information Security Officer (CISO) in close collaboration with our Director of Enterprise IT Risk. The Incident Response Plan describes the Company’s processes, procedures, and responsibilities for responding to cybersecurity incidents. The Incident Response Plan is intended to proceed on parallel paths in the event of a cybersecurity incident, including implementation of (i) forensic and containment, eradication, and remediation actions by information technology and security personnel and (ii) operational response actions by business, communications, and risk personnel. Our incident response team annually performs exercises to simulate responses to cybersecurity events.

The Incident Response Plan includes procedures for timely escalation and reporting of potentially significant cybersecurity incidents to the Company’s Chief Operating Officer, Chief Financial Officer, Chief Risk Officer, our Board Risk Committee, law enforcement, government agencies and impacted parties, as needed.

Impacts of Cybersecurity Incidents

To date, the Company has no knowledge that we have experienced a cybersecurity incident that has or is reasonably likely to have a material impact on our business strategy, results of operations, or financial condition. Despite our efforts, there can be no assurance that our cybersecurity risk management processes and measures described will be fully implemented, complied with, or effective in protecting our systems and information. We face risks from certain cybersecurity threats that, if realized, are reasonably likely to materially affect our business strategy, results of operations or financial condition. See Item 1A. “Risk Factors” in this document for further discussion of the risks associated with an interruption or breach in our information systems or infrastructure.

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

Our CISO is responsible for the Company’s information security program. In this role, the CISO manages the Company’s information security and day-to-day cybersecurity operations and supports the information security risk oversight responsibilities of the Board and its committees. The CISO is a member of the Company’s Corporate Operations group and reports to our Chief Information Officer, who reports to our Head of Operations, Technology and Products, who in turn reports to our Chief Operating Officer. Our CISO has cybersecurity experience spanning more than two decades. Prior experience includes senior security roles in large government agencies and Fortune 200 companies. He has spoken at area colleges and various industry events about information security. He holds a degree in electrical engineering, is a graduate of banking school, and maintains several industry certifications.

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

The Company operates 180 full-service banking and financial services offices and 223 automated teller machines across our market, primarily in the Gulf south corridor, including southern and central Mississippi; southern and central Alabama; southern, central and northwest Louisiana; the northern, central, and panhandle regions of Florida; and certain areas of east and northeast Texas. Additionally, the Company operates combined loan and deposit production offices in the metropolitan areas of Nashville, Tennessee and Atlanta, Georgia. The Company owns over 75% of these facilities, and the remaining banking facilities are subject to leases, each of which we consider reasonable and appropriate for its location. We ensure that all properties, whether owned or leased, are maintained in suitable condition. We also evaluate our banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations, closures or possible sales. The Bank and its subsidiaries hold a variety of property interests acquired in settlement of loans. Some of these properties were acquired in transactions before 1979 and are carried at nominal amounts on our balance sheet and reflected income of $0.1 million in our 2024 operating results.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock trades on the Nasdaq Global Select Market under the ticker symbol “HWC.” There were 6,908 active holders of record of the Company’s common stock at January 31, 2025 and 86,126,971 shares outstanding.

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

The performance graph compares the cumulative five-year shareholder return on the Company’s common stock, assuming an investment of $100 on December 31, 2019 and the reinvestment of dividends thereafter, to that of the common stocks of United States companies reported in the Nasdaq Total Return Index and the common stocks of the KBW Regional Banks Total Return Index. The KBW Regional Banks Total Return Index is a proprietary stock index of Keefe, Bruyette & Woods, Inc., that tracks the returns of approximately 50 regional banking companies throughout the United States.

Equity Compensation Plan Information

The following table provides information as of December 31, 2024 with respect to shares of common stock that may be issued under the Company’s equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,510,274	(1)	$ N/A	1,415,499
Equity compensation plans not approved by security holders	—		—	—
Total	1,510,274			1,415,499
(1)
Includes 58,006 shares potentially issuable upon the vesting of outstanding restricted share units and 56,084 shares potentially issuable upon the vesting of outstanding performance share units that represent awards deferred into the Company’s Nonqualified Deferred Compensation Plan. Also includes 405,920 performance share awards. Performance share awards and units are stated in amounts that would be issuable if the highest level of performance conditions are met.

Issuer Purchases of Equity Securities

The Company had in place a stock buyback program approved by the Board of Directors whereby the Company was authorized to repurchase up to 4,297,000 shares of its common stock through the program’s expiration date of December 31, 2024. The program allowed the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions in accordance with the rules and regulations of the Securities and Exchange Commission. The Company was not obligated to purchase any shares under this program and the repurchase authorization could have been terminated or amended by the Board at any time prior to the expiration date. Prior to the termination of this repurchase plan on December 31, 2024, the Board approved a new plan with similar terms effective January 1, 2025.

Common stock repurchase activity during the fourth quarter of 2024 was as follows:

	Total Number of Shares of Units Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
Oct 1, 2024 - Oct 31, 2024	80,299	$52.96	80,000	3,604,007
Nov 1, 2024 - Nov 30, 2024	117,083	$52.04	70,000	3,534,007
Dec 1, 2024 - Dec 31, 2024	—	$—	—	3,534,007
Total	197,382	$52.42	150,000
(a)
Includes common stock purchased in connection with our share-based payment plans related shares used to cover payroll tax withholding requirements. See Note 18 – Share-Based Payment Arrangements in our 2024 in Part II, Item 8 of this Form 10-K, which includes additional information regarding our share-based incentive plans.
(b)
Average price paid does not include the one percent excise tax charged on public company net share repurchases.

ITEM 6.

Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of this discussion and analysis is to provide material information relevant to the assessment of the financial condition and results of operations of Hancock Whitney Corporation and its subsidiaries during the year ended December 31, 2024 and selected prior periods, including an evaluation of the amounts and certainty of cash flows from operations and outside sources. This discussion and analysis is intended to highlight and supplement financial and operating data and information presented elsewhere in this report, including the consolidated financial statements and related notes. The discussion contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements. See Forward-Looking Statements in Part I of this Annual Report.

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

Consistent with the provisions of Subpart 229.1400 of Regulation S-K, “Disclosures by Bank and Savings and Loan Registrants,” we present net interest income, net interest margin and efficiency ratios on a fully taxable equivalent (te) basis. The te basis adjusts for the tax-favored status of interest income from certain loans and investments using the statutory federal tax rate (21% for all periods presented) to increase tax-exempt interest income to a taxable-equivalent basis. This measure is the preferred industry measurement of net interest income and it enhances comparability of net interest income arising from taxable and tax-exempt sources.

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

Current Economic Environment

While the presidential and congressional elections came to the forefront of the economic and social landscape later in the year, progress in the fight against inflation, continued robust economic activity, softening in the labor market and the eventual shift in policy of the Federal Reserve drove much of the economic headlines during the year ended December 31, 2024. Economic activity remained resilient in 2024, with real gross domestic product (GDP) displaying healthy growth of 2.8% for the year, relatively consistent with the prior year and in excess of expectations. While the labor market remained strong overall, employment statistics began to migrate during the year. By mid-year, it seemed that the Federal Reserve’s stated inflation target of 2% was in range, and, in September, the Federal Reserve issued a 50 basis point (bp) rate cut, indicating its shift in focus to preserving a healthy labor market. Two additional 25 bp rate cuts followed in November and December. However, the upward trend in inflation markers in December coupled with concerns over the potential fiscal impacts of the current administration’s policy actions, particularly around tariffs and immigration, have somewhat clouded the picture surrounding monetary policy expectations. Longer-term interest rates experienced some volatility as the market responded to mixed data on both inflation and employment throughout the year. The 10-year U.S. Treasury yield ranged from below 4% to 4.7% ending the year at 4.6%, affecting bond indices and mortgage rates and other capital market indicators.

Within the financial services industry, some of the headwinds experienced in much of the previous year began to ease. While interest rates remain elevated and continue to influence loan demand and deposit behavior, negative sentiment from recent high profile bank failures has receded, and funding costs that had begun to stabilize in late 2023 further benefited from rate cuts in the latter half of 2024. Within our markets, loan growth remains tempered due in part to loan demand, the credit health of borrowers, and a strategic reduction of exposure to syndicated credits as we focus on full-service relationships. However, interest rates on new, renewed and repricing variable rate loans and investment securities continue to result in higher yields on earning assets that, coupled with stabilization in funding costs, contributed to net interest margin expansion throughout the year.

Economic Outlook

We utilize economic forecasts produced by Moody’s Analytics (Moody’s) that provide various scenarios to assist in the development of our economic outlook. This outlook discussion utilizes the December 2024 Moody’s forecast, the most current available at December 31, 2024. The forecasts are anchored on a baseline forecast scenario, which Moody’s defines as the “most likely outcome” of where the economy is headed based on current conditions. Several upside and downside scenarios are produced that are derived from the baseline scenario and incorporate varying degrees of favorable and unfavorable adjustments to economic indicators and circumstances as compared to the baseline. The macroeconomic variables underlying the December 2024 economic scenarios differ in many respects from the comparable forecasts available at December 31, 2023, given the shift in economic circumstances and risks, particularly as a result of the outcome of the 2024 presidential and congressional elections.

The baseline scenario continues to maintain an overall optimistic tenor with respect to economic outcomes. The forecast reflects new assumptions about fiscal policy, monetary policy and immigration and population growth given the Republican sweep of the White House and Congress. Key assumptions within the December 2024 baseline forecast include the following: (1) With the Republican majority, spending will decrease, personal income tax provisions of the Tax Cuts and Jobs Act will be extended and the corporate income tax rate will decrease to 15%; (2) The Federal Reserve will issue two rate cuts of 25 basis points each in 2025, with further gradual reductions in 2026 until the benchmark rate reaches 3%; (3) Though the labor market has softened, the economy remains near full-employment with the current unemployment rate of 4%, and is forecasted to remain relatively stable at 4.1% over the succeeding three years; (4) GDP will display modest annual below-trend growth in the coming years of 2.2% in 2025, 1.6% in 2026, and 1.8% in 2027; and, (5) the 10-year U.S. Treasury yield will remain elevated near its current rate, and is forecasted to average 4.3% for 2025 through 2027 and only gradually decline through the end of the decade.

The S-2 scenario presents a downside alternative to the baseline. The S-2 scenario assumes the impacts of current administration tariffs and deportations on the economy are worse than expected, elevated interest rates weaken credit-sensitive spending more than anticipated and there is longer and farther-reaching disturbance from geopolitical conflict. Further, the scenario assumes the unemployment rate will increase considerably to 6.3% in 2025 (peaking at 7.1% in the fourth quarter) before improving to 5.6% in 2026 and 4.1% in 2027. As a result of these pressures, the U.S. falls into a mild recession beginning in the first quarter of 2025 that lasts for three quarters, with the stock market contracting 22% and a peak-to-trough decline in GDP of 1.1%. Despite the onset of the recession, rising inflation prompts the Federal Reserve to raise its benchmark rate in the first quarter of 2025 before resuming easement in the second quarter of 2025.

Management has deemed certain assumptions underlying the S-2 scenario to be somewhat more likely to occur in the near term than those underlying the baseline scenario, and as such, the baseline scenario and the S-2 scenario were given probability weightings of 40% and 60%, respectively, in the calculation of our allowance for credit losses calculation at December 31, 2024.

Recent and expected changes in fiscal and other policies with the current administration creates significant uncertainty as to the impact on the U.S and global economies. The effects of continued elevated inflation, and the Federal Reserve’s actions to counter those effects, as well as to respond to other economic concerns, could reduce economic growth in the near term. The full extent of the impact of these and other influential factors are uncertain and may have an adverse effect on the U.S. economy, including the possibility of an economic recession or slower growth in the near or midterm.

Highlights of 2024 Financial Results

Net income for the year ended December 31, 2024 was $460.8 million, or $5.28 per diluted common share, compared to $392.6 million, or $4.50 per diluted common share in 2023. Included in the results of the year ended December 31, 2024 is a charge of $3.8 million, or $0.03 per diluted share after-tax, supplemental disclosure item attributable to a revision of the FDIC special assessment. Included in the results of the year ended December 31, 2023 is a net charge of $75.4 million (pre-tax), or $0.68 per share after tax, comprised of the following supplemental disclosure items: a $65.4 million loss on restructuring of the securities portfolio, a $26.1 million FDIC special assessment charge and a $16.1 million gain on the sale of a parking facility. The following is an overview of financial results for the year ended December 31, 2024 compared to December 31, 2023:

•
Net income of $460.8 million, or $5.28 per diluted common share
•
Adjusted pre-provision net revenue (a non-GAAP measure) totaled $641.0 million, up $5.3 million
•
Provision for credit losses of $52.2 million in 2024, compared to $59.1 million in 2023; allowance for credit losses to total loans remains strong at 1.47% at December 31, 2024, up 6 basis points
•
Loans of $23.3 billion, down $622.5 million; reflects a $307.6 million strategic reduction of the shared national credit portfolio
•
Deposits of $29.5 billion, down $197.2 million; reflects organic growth offset by a decline of $582.9 million in brokered deposits
•
Common equity tier 1 capital ratio of 14.14%, up 181 bps from December 31, 2023; tangible common equity ratio of 9.47%, up 110 bps
•
Criticized commercial loans and nonaccrual loans continued to normalize following the recent benign credit environment but remain comparable to peers; net charge-off ratio improved to 0.19% from 0.27%
•
Net interest margin expanded 3 bps to 3.37%
•
Efficiency ratio (a non-GAAP measure) of 55.36%, relatively consistent with 2023

Our results for the year ended December 31, 2024 represent a solid year of performance. Our net interest margin expanded, reflecting higher earning asset yields and stabilization in the cost of funds. Fee income grew and adjusted noninterest expense increased only modestly. Strong earnings facilitated substantial growth in our capital ratios. Though credit metrics normalized compared to the recent benign credit environment, we have not seen signs of significant weakening in any particular industry, sector or geographic segment, and we continue to maintain a robust allowance for credit loss coverage of 1.47% in light of the current credit and economic environment. We remain focused on balance sheet optimization and effective expense control, and we believe we are well positioned to continue to enhance shareholder value. As we close out our celebration of our 125th year, we are ready for the opportunities ahead, including our pending second quarter 2025 acquisition of Sabal Trust Company and the recently announced multi-year organic growth plan.

The table that follows presents our consolidated financial results. Additional information related to our results and outlook are included in the discussions that follow.

Table 1. Consolidated Financial Results

(in thousands, except per share data)	2024	2023	2022
Income Statement:
Interest income (a)	$1,692,991	$1,620,497	$1,137,063
Interest income (te) (b)	1,704,077	1,631,604	1,147,411
Interest expense	611,070	522,898	87,060
Net interest income (te)	1,093,007	1,108,706	1,060,351
Provision for credit losses	52,167	59,103	(28,399)
Noninterest income	364,129	288,480	331,486
Noninterest expense	819,910	836,848	750,692
Income before income taxes	573,973	490,128	659,196
Income tax expense	113,158	97,526	135,107
Net income	$460,815	$392,602	$524,089
Supplemental disclosure items - included above, pre-tax
Included in noninterest income:
Loss on securities portfolio restructure	$—	$(65,380)	$—
Gain on sale of parking facility	—	16,126	—
Included in noninterest expense:
FDIC special assessment	3,800	26,123	—
Balance Sheet Data:
Period end balance sheet data
Loans	$23,299,447	$23,921,917	$23,114,046
Earning assets	31,857,841	32,175,097	31,873,027
Total assets	35,081,785	35,578,573	35,183,825
Noninterest-bearing deposits	10,597,461	11,030,515	13,645,113
Total deposits	29,492,851	29,690,059	29,070,349
Stockholders' equity	4,127,636	3,803,661	3,342,628
Average balance sheet data
Loans	$23,630,743	$23,594,579	$21,915,393
Earning assets	32,422,554	33,160,791	32,498,213
Total assets	34,912,199	35,633,442	35,059,178
Noninterest-bearing deposits	10,491,504	11,919,234	14,298,022
Total deposits	29,168,855	29,478,481	29,497,470
Stockholders' equity	3,951,871	3,528,911	3,405,206
Common Shares Data:
Earnings per share - basic	$5.30	$4.51	$6.00
Earnings per share - diluted	5.28	4.50	5.98
Cash dividends per common share	1.50	1.20	1.08
Book value per share (period end)	47.93	44.05	38.89
Tangible book value per share (period end)	37.58	33.63	28.29
Weighted-average number of shares - diluted	86,648	86,423	86,394
Period end number of shares	86,124	86,345	85,941
Performance and other data:
Return on average assets	1.32%	1.10%	1.49%
Return on average common equity	11.66%	11.13%	15.39%
Return on average tangible common equity	15.08%	14.97%	21.07%
Tangible common equity (c)	9.47%	8.37%	7.09%
Tier 1 common equity	14.14%	12.33%	11.41%
Net interest margin (te)	3.37%	3.34%	3.26%
Noninterest income as a percentage of total revenue (te)	24.99%	20.65%	23.82%
Efficiency ratio (d)	55.36%	55.25%	52.93%
Allowance for loan loss as a percentage of total loans	1.37%	1.29%	1.33%
Allowance for credit loss as a percentage of total loans	1.47%	1.41%	1.48%
Annualized net charge-offs to average loans	0.19%	0.27%	0.01%
Nonaccrual assets as a percentage of loans, ORE and foreclosed assets	0.54%	0.26%	0.18%
FTE headcount	3,476	3,591	3,627

($ in thousands)	2024	2023	2022
Reconciliation of pre-provision net revenue (te) and adjusted pre-provision net revenue (te) (non-GAAP measures) (e)
Net income (GAAP)	$460,815	$392,602	$524,089
Provision for credit losses	52,167	59,103	(28,399)
Income tax expense	113,158	97,526	135,107
Pre-provision net revenue	626,140	549,231	630,797
Taxable equivalent adjustment	11,086	11,107	10,348
Pre-provision net revenue (te)	637,226	560,338	641,145
Adjustments from supplemental disclosure items
Loss on securities portfolio restructure	—	65,380	—
Gain on sale of parking facility	—	(16,126)	—
FDIC special assessment	3,800	26,123	—
Adjusted pre-provision net revenue (te)	$641,026	$635,715	$641,145
Reconciliation of revenue (te), adjusted revenue (te) and efficiency ratio (non-GAAP measures) (e)
Net interest income	$1,081,921	$1,097,599	$1,050,003
Noninterest income	364,129	288,480	331,486
Total GAAP revenue	1,446,050	1,386,079	1,381,489
Taxable equivalent adjustment	11,086	11,107	10,348
Total revenue (te)	1,457,136	1,397,186	1,391,837
Adjustments from supplemental disclosure items
Loss on securities portfolio restructure	—	65,380	—
Gain on sale of parking facility	—	(16,126)	—
Adjusted revenue	$1,457,136	$1,446,440	$1,391,837
GAAP noninterest expense	$819,910	$836,848	$750,692
Amortization of intangibles	(9,413)	(11,556)	(14,033)
Adjustments from supplemental disclosure items
FDIC special assessment	(3,800)	(26,123)	—
Adjusted noninterest expense	$806,697	$799,169	$736,659
Efficiency ratio (d)	55.36%	55.25%	52.93%

(a) Interest income includes the net impact of discount accretion and premium amortization arising from business combinations totaling $2.1 million, $2.4 million, and $4.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

(b) For analytical purposes, management adjusts interest income and net interest income for tax-exempt items to a taxable equivalent basis using a federal income tax rate of 21%.

(c) The tangible common equity ratio is common stockholders’ equity less intangible assets divided by total assets less intangible assets.

(d) The efficiency ratio (a non-GAAP measure) is noninterest expense to total net interest (te) and noninterest income, excluding amortization of purchased intangibles and supplemental disclosure items.

(e) See non-GAAP financial measures section of this analysis for a discussion of these measures.

RESULTS OF OPERATIONS

The following is a discussion of results from operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. Refer to previously filed Annual Reports on Form 10-K Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of prior year variances.

Net Interest Income

Net interest income was $1.1 billion in 2024, down $15.7 million, or 1%, from 2023. Net interest income is the primary component of our earnings and represents the difference, or spread, between revenue generated from interest-earning assets and the interest expense related to funding those assets. For analytical purposes, net interest income is adjusted to a taxable equivalent basis (te) using the statutory federal tax rate of 21% on tax exempt items (primarily interest on municipal securities and loans). Net interest income (te) was $1.1 billion in 2024, also down $15.7 million, or 1%, from 2023, and included an increase in interest income (te) of $72.5 million more than offset by an increase of $88.2 million in interest expense. Net interest margin, the ratio of net interest income (te) to average earning assets, increased 3 bps to 3.37% in 2024 from 3.34% in 2023.

The $72.5 million increase in interest income (te) is largely attributable to the sustained elevated interest rate environment, partially offset by a $738 million decrease in average earning assets. The yield on earning assets (te) was 5.26% in 2024, up 34 bps from 2023. Loan yield was up 30 bps to 6.17%, reflecting the impact of the new and repricing loans in the current interest rate environment. The yield on investment securities increased 24 bps in 2024 to 2.63% as new investments were made at higher yields. The decline in average earning assets included decreases of $680 million in investment securities and $91 million in short-term investments, while average total loans remained relatively flat, but experienced a shift in mix from commercial and consumer loans into residential mortgage.

The $88.2 million increase in interest expense was largely driven by the interest rate environment, as higher prevailing interest rates drove an increase in the cost of deposits and continued to foster shifts in deposit composition from noninterest-bearing and within the mix of interest-bearing deposits to higher-cost products, partially offset by a decrease in short-term borrowings expense, mostly attributable to a decline in average Federal Home Loan Bank (FHLB) advances. Compared to the prior year, average noninterest-bearing deposits were down $1.4 billion, while higher-cost time deposits were up $857.8 million. Average short-term borrowings in 2024 were down $802.0 million from 2023, as the incremental FHLB borrowings drawn as a cautionary measure in early 2023 were repaid. Our total cost of funds increased 30 bps to 1.88% in 2024 from 1.58% in 2023, largely driven by higher interest-bearing deposit costs, up 55 bps in 2024 to 3.08% from 2.53% in 2023, and other short-term borrowing costs, which consist largely of FHLB advances, increasing 43 bps to 5.49% in 2024 from 5.06% in 2023.

Though interest rates remain elevated, the Federal Reserve cut its benchmark rate three times during 2024, beginning in September. Our loan and interest-bearing deposits betas for the down rate cycle in the second half of the 2024 were 33% and 38%, respectively. We expect deposit costs to decline in the near term as promotional pricing has been reduced. We expect our net interest income (te) for 2025 to increase in the range of 3.5% to 4.5%. We expect modest and consistent expansion of net interest margin throughout 2025, with an emphasis on balance sheet growth and by proactively managing deposit costs as interest rates continue to decline. Our forecast assumes three 25 bp rate cuts occurring in July, September and December 2025. Modeling one and zero rate cut scenarios yielded modestly better results for the year.

Discussions of Asset/Liability Management and Net Interest Income at Risk later in this item provide additional information regarding our management of interest rate risk and the potential impact from changes in interest rates, respectively.

TABLE 2. Summary of Average Balances, Interest and Rates (te) (a)

	Years Ended December 31,
	2024			2023			2022
($ in millions)	Average Balance	Interest (d)	Rate	Average Balance	Interest (d)	Rate	Average Balance	Interest (d)	Rate
Assets
Interest-Earnings Assets:
Commercial & real estate loans (te) (a)	$18,263.7	$1,179.0	6.46%	$18,556.2	$1,131.8	6.10%	$17,682.3	$759.9	4.30%
Residential mortgage loans	3,982.1	152.8	3.84	3,541.2	128.3	3.62	2,666.1	90.3	3.39
Consumer loans	1,384.9	121.5	8.78	1,497.2	124.0	8.28	1,567.0	88.4	5.64
Loan fees & late charges	—	5.5	—	—	1.3	—	—	7.4	—
Loans (te) (b)	23,630.7	1,458.8	6.17	23,594.6	1,385.4	5.87	21,915.4	946.0	4.32
Loans held for sale	22.0	1.6	7.44	26.0	1.7	6.63	43.0	1.8	4.22
Investment securities:
U.S. Treasury and government agency securities	549.9	15.8	2.87	567.2	15.3	2.70	426.7	8.3	1.95
Mortgage-backed securities and collateralized mortgage obligations	6,805.2	175.0	2.57	7,423.9	170.4	2.30	7,652.1	154.5	2.02
Municipals (te)	843.4	25.0	2.96	887.0	26.5	2.98	912.0	27.0	2.96
Other securities	23.5	0.9	3.77	23.5	0.8	3.51	22.3	0.8	3.42
Total investment securities (te) (c)	8,222.0	216.7	2.63	8,901.6	213.0	2.39	9,013.1	190.6	2.11
Short-term investments	547.8	27.0	4.93	638.6	31.5	4.93	1,526.7	9.0	0.59
Total earning assets (te)	32,422.5	1,704.1	5.26%	33,160.8	1,631.6	4.92%	32,498.2	1,147.4	3.53%
Nonearning assets:
Other assets	2,805.4			2,783.5			2,878.4
Allowance for loan losses	(315.7)			(310.9)			(317.4)
Total assets	$34,912.2			$35,633.4			$35,059.2
Liabilities and Stockholders' Equity
Interest-bearing Liabilities:
Interest-bearing transaction and savings deposits	$10,891.8	$248.2	2.28%	$10,598.6	$176.9	1.67%	$11,201.1	$21.2	0.19%
Time deposits	4,846.9	223.3	4.61	3,989.1	166.5	4.17	1,056.4	4.7	0.44
Public funds	2,938.7	102.9	3.50	2,971.6	100.5	3.38	2,941.9	32.5	1.10
Total interest-bearing deposits	18,677.4	574.4	3.08	17,559.3	443.9	2.53	15,199.4	58.4	0.38
Repurchase agreements	639.9	10.6	1.65	513.3	7.0	1.36	536.7	1.1	0.21
Other short-term borrowings	251.5	13.8	5.49	1,180.1	59.7	5.06	822.0	15.1	1.83
Long-term debt	234.2	12.3	5.23	239.1	12.3	5.15	239.3	12.4	5.19
Total interest-bearing liabilities	19,803.0	611.1	3.25%	19,491.8	522.9	2.68%	16,797.4	87.0	0.52%
Noninterest-bearing:
Noninterest-bearing deposits	10,491.5			11,919.2			14,298.0
Other liabilities	665.8			693.5			558.6
Stockholders' equity	3,951.9			3,528.9			3,405.2
Total liabilities and stockholders' equity	$34,912.2			$35,633.4			$35,059.2
Net interest income (te) and margin		$1,093.0	3.37		$1,108.7	3.34		$1,060.4	3.26
Net earning assets and spread	$12,619.5		2.17	$13,669.0		2.24	$15,700.8		3.01
Interest cost of funding earning assets			1.88%			1.58%			0.27%

(a)
Taxable equivalent (te) amounts are calculated using federal income tax rate of 21%.
(b)
Includes nonaccrual loans.
(c)
Average securities do not include unrealized holding gains or losses on available for sale securities.
(d)
Included in interest income is net purchase accounting accretion of $2.1 million, $2.4 million and $4.7 million for the years December 31, 2024, 2023, and 2022 respectively.

TABLE 3. Summary of Changes in Net Interest Income (te) (a) (b)

	2024 Compared to 2023			2023 Compared to 2022
	Due to		Total	Due to		Total
	Change in		Increase	Change in		Increase
($ in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income (te)
Commercial & real estate loans (te) (a)	$(18,062)	$65,233	$47,171	$39,213	$332,722	$371,935
Residential mortgage loans	16,613	7,917	24,530	31,345	6,620	37,965
Consumer loans	(8,059)	5,572	(2,487)	(3,297)	38,928	35,631
Loan fees & late charges	—	4,146	4,146	—	(6,089)	(6,089)
Loans (te) (c)	(9,508)	82,868	73,360	67,261	372,181	439,442
Loans held for sale	(280)	197	(83)	(886)	795	(91)
Investment securities:
U.S. Treasury and government agency securities	(350)	828	478	3,129	3,859	6,988
Mortgage-backed securities and collateralized mortgage obligations	(14,862)	19,443	4,581	(4,779)	20,678	15,899
Municipals	(1,292)	(158)	(1,450)	(743)	181	(562)
Other securities	(1)	62	61	43	18	61
Total investment in securities (te) (d)	(16,505)	20,175	3,670	(2,350)	24,736	22,386
Short-term investments	(4,476)	2	(4,474)	(8,066)	30,522	22,456
Total earning assets (te)	(30,769)	103,242	72,473	55,959	428,234	484,193
Interest-bearing deposits:
Interest-bearing transaction and savings deposits	(5,020)	(66,306)	(71,326)	1,205	(156,819)	(155,614)
Time deposits	(38,313)	(18,531)	(56,844)	(40,103)	(121,719)	(161,822)
Public funds	1,122	(3,469)	(2,347)	(331)	(67,718)	(68,049)
Total interest-bearing deposits	(42,211)	(88,306)	(130,517)	(39,229)	(346,256)	(385,485)
Repurchase agreements	(1,915)	(1,701)	(3,616)	52	(5,871)	(5,819)
Other short-term borrowings	50,496	(4,595)	45,901	(8,771)	(35,876)	(44,647)
Long-term debt	257	(197)	60	7	106	113
Total interest expense	6,627	(94,799)	(88,172)	(47,941)	(387,897)	(435,838)
Net interest income (te) variance	$(24,142)	$8,443	$(15,699)	$8,018	$40,337	$48,355

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

Provision for Credit Losses

During the year ended December 31, 2024, we recorded a provision for credit losses of $52.2 million compared to $59.1 million for the year ended December 31, 2023. The provision for credit losses recorded in 2024 included net charge-offs of $46.0 million and a $6.1 million reserve build. The provision for credit losses recorded in 2023 included net charge-offs of $63.4 million and a reserve release of $4.3 million. The provision for credit losses for the year ended December 31, 2023 included a $29.7 million charge-off attributable to a single participation in a shared national credit. The modest reserve build in 2024 is the result of a higher allowance for credit loss coverage to total loans, reflecting the impact of prolonged elevated interest rates and inflation and other market conditions.

Net charge-offs for the year ended December 31, 2024 totaled $46.0 million, or 0.19% of average loans outstanding, comprised of net charge-offs of $31.3 million in the commercial portfolio and $14.9 million in the consumer portfolio, partially offset by net recoveries of $0.2 million in the residential mortgage portfolio. Net charge-offs for the year ended December 31, 2023 totaled $63.4 million, or 0.27% of average loans outstanding, comprised of net charge-offs of $52.8 million in the commercial portfolio (inclusive of the $29.7 million single borrower charge-off described above) and $11.8 million in the consumer portfolio, partially offset by net recoveries of $1.2 million in the residential mortgage portfolio.

We currently expect modest charge-offs and provision in 2025; however, loan growth, portfolio composition, asset quality metrics and future assumptions in economic forecasts will drive the level of credit loss reserves in future periods.

Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Allowance for Credit Losses” provides additional information on changes in the allowance for credit losses and general credit quality.

Noninterest Income

Noninterest income for the year ended December 31, 2024 totaled $364.1 million, a $75.6 million, or 26%, increase from 2023. For the year ended December 31, 2023, noninterest income included two supplemental disclosure items totaling $49.3 million, comprised of a $65.4 million loss on restructuring of the available for sale securities portfolio and a $16.1 million gain on the sale of a parking facility. Excluding these supplemental disclosure items, noninterest income was up $26.4 million, or 8%, driven by increases in most fee categories. Noninterest income variances are discussed in more detail below.

Table 4 presents, for each of the three years ended December 31, 2024, 2023 and 2022, the components of noninterest income, along with the percentage changes between years. Table 5 presents supplemental disclosure items included in noninterest income (Table 4) by component for the same periods.

TABLE 4. Noninterest Income

($ in thousands)	2024	2023
Service charges on deposit accounts	$91,105	$86,020
Trust fees	71,734	67,565
Bank card and ATM fees	85,491	82,966
Investment and annuity fees and insurance commissions	43,424	36,714
Secondary mortgage market operations	12,374	9,159
Securities transactions	—	(65,380)
Income from bank-owned life insurance	16,944	15,454
Credit-related fees	12,036	12,557
Income (loss) from derivatives	(3,790)	420
Net gains on sales of premises, equipment and other assets	7,820	19,388
Other miscellaneous income	26,991	23,617
Total noninterest income	$364,129	$288,480

n/m – not meaningful

TABLE 5. Supplemental Disclosure Items Included in Noninterest Income

($ in thousands)	2024	2023	2022
Securities transactions:
Loss on securities portfolio restructure	$—	$(65,380)	$—
Other miscellaneous income:
Gain on sale of parking facility	—	16,126	—
Total supplemental disclosure items in noninterest income	$—	$(49,254)	$—

Service charges on deposit accounts include consumer, business, and corporate deposit account servicing fees, as well as nonsufficient funds fees on non-consumer accounts, overdraft and overdraft protection fees, and other customer transaction-related fees. Service charges on deposit accounts were $91.1 million, up $5.1 million, or 6%, from 2023. The increase from 2023 was largely attributable to a $4.4 million increase in service charges on business accounts, including commercial analysis fees, nonsufficient funds and overdraft fees, driven by deposit balance activity, strong sales activity, and higher instances of overdrafts. Consumer service charges increased $0.7 million compared to the prior year.

Trust fee income represents revenue generated from asset management services provided to individuals, businesses and institutions. Trust fees totaled $71.7 million in 2024, a $4.2 million, or 6%, increase from 2023, primarily attributable to an increase of $2.5 million in personal trust income, $1.4 million in institutional trust fees, and $0.4 million in corporate trust and retirement services fees. Trust assets under management increased to $10.2 billion at December 31, 2024, compared to $9.7 billion at December 31, 2023.

Bank card and ATM fees include income from credit and debit card transactions, fees earned from processing card transactions for merchants, and fees earned from ATM transactions. Bank card and ATM fees totaled $85.5 million in 2024, up $2.5 million, or 3%, compared to 2023. The increase from 2023 is the result of increases of $1.7 million in merchant fees and $1.1 million in debit and credit card fees, as spending was strong in 2024, partially offset by a $0.3 million decrease in ATM fees.

Investment and annuity fees and insurance commissions, which include both fees earned from sales of annuity and insurance products as well as managed account fees, totaled $43.4 million in 2024, a $6.7 million, or 18%, increase from 2023. The increase is largely attributable to a $7.4 million increase in annuity fees and investment fees as sales activity increased amid the favorable interest rate environment, partially offset by a $0.7 million decline in corporate underwriting and insurance fees.

Income from secondary mortgage market operations is comprised of income produced from the origination and sales of residential mortgage loans in the secondary market. We offer a full range of mortgage products to our customers and typically sell longer-term fixed rate loans, while retaining the majority of adjustable-rate loans and mortgage loans generated through programs to support customer relationships. Income from secondary mortgage market operations totaled $12.4 million in 2024, an increase of $3.2 million, or 35%, from 2023. Although there continued to be a dampened demand for mortgage loans and refinancing as a result of the elevated interest rate environment, the dollar amount of mortgage loan originations that were sold in the secondary market versus retained in our portfolio in 2024 was up 30%, driving higher income in this business line. Secondary mortgage market operations income will vary based on application volume and the percentage of loans closed and ultimately sold.

There were no gains or losses on sales of securities during the year ended December 31, 2024. There was a $65.4 million loss on sales of securities for the year ended December 31, 2023 as a result of the strategic restructuring of the available for sale portfolio to enhance net interest margin through deployment of the proceeds into higher-yielding earning assets and repayment of short-term borrowings.

Income from bank-owned life insurance (BOLI) is generated through insurance benefit proceeds as well as the growth of the cash surrender value of insurance contracts held. BOLI income totaled $16.9 million, an increase of $1.5 million, or 10%, from 2023. The increase was primarily driven by an increase in income from changes in cash surrender value.

Credit-related fees include fees assessed on letters of credit and unused portions of loan commitments. Credit-related fees were $12.0 million for 2024, down $0.5 million, or 4% compared to 2023, attributable to decreases of $0.4 million in letter of credit fees and $0.1 million in unused commitment fees. Income from these products will vary based on letters of credit issued, credit line utilization and prevailing assessment rates.

Income or loss from derivatives, largely resulting from our customer interest rate derivative program, was a loss of $3.8 million in 2024, compared to income of $0.4 million in 2023. Derivative income or loss can be volatile and is dependent upon the composition of the portfolio, volume and mix of sales activity and market value adjustments due to market interest rate movement. The year-over-year decline is primarily due to a $3.8 million decrease in customer derivative income largely tied to the elevated interest rate environment, which affects demand for variable rate loans and related derivative products, valuation adjustments, and related collateral income/expense for the program as a whole. The decline in derivative income also reflects a $1.4 million increase in losses associated with our Visa Class B derivative contract.

Net gains on sales of premises, equipment and other assets consists primarily of net revenue earned from sales of excess bank owned facilities and equipment no longer in use, gains on sales of Small Business Administration and other non-residential mortgage loans, and leases and other assets associated with the equipment finance line of business. Net gains on sales of premises, equipment and other assets totaled $7.8 million in 2024, compared to $19.4 million in 2023, down $11.6 million. The decrease was primarily related to previously mentioned gain on the sale of a stand-alone parking facility of $16.1 million in 2023 that was identified as a supplemental disclosure item. Excluding the supplemental disclosure item, net gains on sales of premises, equipment and other assets were up $4.6 million, and largely related to gains on sales of SBA loans and other premises sales.

Other miscellaneous income is comprised of various items, including dividends on FHLB stock, income from small business investment companies (SBICs), and syndication fees, among others. Other miscellaneous income for the year ended December 31, 2024 was $27.0 million, up $3.4 million, or 14%, from 2023, largely due to a $2.2 million increase in dividends on FHLB stock as a result of both an increase in prevailing rates and an increase in volume of stock owned and a $1.0 million increase in income from SBICs.

We expect noninterest income for the year ended December 31, 2025 to increase 3.5% to 4.5% from the 2024 level of $364.1 million. Our forecast has not yet been updated to include any impact from the pending Sabal Trust Company transaction.

Noninterest Expense

Noninterest expense for the year ended December 31, 2024 totaled $819.9 million, a $16.9 million, or 2%, decrease from 2023. Noninterest expense for both years includes supplemental disclosure items attributable to a special assessment by the FDIC in connection with the protection of uninsured depositors under the systemic risk exception for two bank failures in 2023, totaling $26.1 million in 2023, with an additional adjustment to the assessment of $3.8 million in 2024. Excluding the supplemental disclosure items for both periods, noninterest expense totaled $816.1 million, up $5.4 million, or 1%, from 2023. Noninterest expense variances are discussed in more detail below.

Table 6 presents, for each of the three years ended December 31, 2024, 2023 and 2022, noninterest expense, along with the percentage changes between years. Table 7 presents supplemental disclosure items included in noninterest expense (Table 6) by component for the same periods.

TABLE 6. Noninterest Expense

($ in thousands)	2024	2023
Compensation expense	$380,591	$376,055
Employee benefits	88,786	84,740
Personnel expense	469,377	460,795
Net occupancy expense	53,650	51,573
Equipment expense	17,432	18,852
Occupancy & equipment expense	71,082	70,425
Data processing expense	121,880	117,694
Professional services expense	41,935	38,331
Amortization of intangibles	9,413	11,556
Deposit insurance and regulatory fees	24,209	49,979
Other real estate and foreclosed assets income	(2,469)	(624)
Corporate value, franchise taxes, and other non-income taxes	19,002	20,355
Advertising	13,298	13,454
Telecommunications and postage	9,519	10,773
Entertainment and contributions	11,849	10,664
Tax credit investment amortization	6,250	5,791
Travel expenses	5,965	5,469
Printing and supplies	3,939	4,073
Other retirement expense	(18,112)	(13,460)
Other miscellaneous expense	32,773	31,573
Total noninterest expense	$819,910	$836,848

n/m - not meaningful

TABLE 7. Supplemental Disclosure Items Included in Noninterest Expense

($ in thousands)	2024	2023	2022
Deposit insurance and regulatory fees	$3,800	$26,123	$—

Personnel expense consists of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance. Personnel expense totaled $469.4 million in 2024, up $8.6 million or 2%, compared to 2023. The increase in personnel expense was largely driven by higher incentive-based compensation, bonus, merit-based increases in salaries, related payroll tax expense and health insurance benefit cost. These increases were partially offset by the impact of a decrease in headcount and a favorable impact from salary deferrals associated with lending activities.

Occupancy and equipment expenses are primarily composed of lease expenses, depreciation, maintenance and repairs, rent, taxes, and other equipment expenses. Total occupancy and equipment expenses of $71.1 million in 2024, increased $0.7 million, or 1%, from 2023. The increase was largely driven by the elimination of revenue from the parking facility sold in late 2023 and an increase in leased facility expense, partially offset by decreases in depreciation and maintenance on furniture, fixtures and equipment.

Data processing expense includes expenses related to third party technology processing and servicing costs, technology project costs and fees associated with bank card and ATM transactions. Data processing expense totaling $121.9 million in 2024 was up $4.2 million, or 4%, from 2023. The increase was largely attributable to higher costs associated with ongoing data processing arrangements of $3.7 million and net card, ATM and merchant fee expense of $1.4 million. These increases were partially offset by a decrease in software amortization $1.1 million.

Professional services expense totaling $41.9 million in 2024 increased $3.6 million, or 9%, from 2023, primarily driven by expenses incurred for certain outsourcing initiatives that commenced in the current year.

Amortization of intangibles in 2024 totaled $9.4 million, a $2.1 million, or 19% decrease from 2023 as a result of the accelerated amortization methods used.

Deposit insurance and regulatory fees totaled $24.2 million for the year ended December 31, 2024, a decrease of $25.8 million from 2023. Included in the years ended December 31, 2024 and 2023 are previously mentioned $3.8 million and $26.1 million, respectively, of expense attributable to a special assessment made by the FDIC. Excluding the special assessment charges in the respective periods, deposit insurance and regulatory fees were down $3.4 million, or 14%, mostly reflective of changes in our risk-based assessment calculation.

The FDIC special assessment expense recorded to date is management’s estimate of our portion of the cost attributable to the systemic risk exception based on information from the FDIC. However, the loss estimates resulting from the failures of Silicon Valley Bank and Signature Bank may be subject to further change pending the projected and actual outcome of loss share agreements, joint ventures, and outstanding litigation. The exact amount of losses incurred will not be determined until the FDIC terminates the receiverships of these banks; therefore, the exact exposure to the Company remains unknown.

Net gains on sales of other real estate and foreclosed assets exceeded expense by $2.5 million in 2024, compared to $0.6 million in 2023. Gains or losses on the sale of other real estate and foreclosed assets may occur periodically and are dependent on the number and type of assets for sale and current market conditions.

Corporate value, franchise taxes, and other non-income taxes totaled $19.0 million in 2024, a decrease of $1.4 million, or 7%, from 2023, largely attributable to a decrease in bank share tax, partially offset by an increase in franchise tax. The calculation of bank share tax is based on multiple variables, including average quarterly assets, earnings and stockholders’ equity to determine the taxable assessment value.

Business development-related expenses (including advertising, travel, entertainment and contributions), totaling $31.1 million in 2024, were up $1.5 million, or 5%, from 2023. The increase was largely driven by increases in marketing and business development expense, including certain costs associated bank sponsored functions, natural disaster response and relief, travel expense and customer incentives.

Other retirement expense includes costs associated with pension on other post-retirement plan expense. Noninterest expense in each of the years ended December 31, 2024 and 2023 was reduced by a net credit in other retirement expense totaling $18.1 million and $13.5 million, respectively. The higher net credit in 2024 was largely driven by changes in actuarial assumptions for the current plan year.

All other expenses totaled $52.5 million in 2024, up $0.3 million, or 1%, from 2023.

We expect noninterest expense to increase 4% to 5% for the year ended December 31, 2025 from the adjusted 2024 level of $816.1 million. Our forecast has not yet been updated to include any impact from the pending Sabal Trust Company transaction.

Income Taxes

We recorded income tax expense at an effective rate of 19.7% in 2024, relatively consistent with 19.9% in 2023. Based on the current forecast, management expects the effective tax rate to be approximately 20% to 21% in 2025, absent any changes in tax law.

Our effective tax rate has historically varied from the federal statutory rate primarily due to tax-exempt income and tax credits. Interest income on bonds issued by or loans to state and municipal governments and authorities, and earnings from the bank-owned life insurance contract program are the major components of tax-exempt income.

Table 8 reconciles reported income tax expense to that computed at the statutory tax rate of 21% for the years ended December 31, 2024, 2023 and 2022.

TABLE 8. Income Taxes

($ in thousands)	2024	2023	2022
Taxes computed at statutory rate	$120,534	$102,927	$138,431
Tax credits:
QZAB/QSCB	(908)	(1,114)	(1,391)
NMTC - Federal and State	(7,521)	(7,177)	(5,745)
LIHTC and other tax credits	(4,751)	(4,884)	(4,232)
LIHTC amortization	3,727	3,732	3,329
Total tax credits	(9,453)	(9,443)	(8,039)
State income taxes, net of federal income tax benefit	12,640	10,323	13,272
Tax-exempt interest	(8,443)	(8,755)	(8,612)
Life insurance contracts	(6,017)	(4,020)	(1,812)
Employee share-based compensation	(1,514)	(505)	(2,084)
FDIC assessment disallowance	2,466	2,893	1,836
Impact of deferred tax asset re-measurement	(435)	—	—
Net operating loss carryback under CARES Act	—	—	238
Other, net	3,380	4,106	1,877
Income tax expense	$113,158	$97,526	$135,107

The main source of tax credits has been investments in tax-advantage securities and tax credit projects. These investments are made primarily in the markets we serve and directed at tax credits issued under the Federal and State New Market Tax Credit (NMTC), Low-Income Housing Tax Credit (LIHTC) and pre-2018 Qualified Zone Academy Bonds (QZAB) and Qualified School Construction Bonds (QSCB) programs. The investments generate tax credits which reduce current and future taxes and are recognized when earned as a benefit in the provision for income taxes. Additionally, the amortization of the LIHTC investment cost will be recognized as a component of income tax expense in proportion to the tax credits recognized over the 10-year credit period of each project.

We have invested in NMTC projects through investments in our own CDEs, as well as other unrelated CDEs. Federal tax credits from NMTC investments are recognized over a seven-year period, while recognition of the benefits from state tax credits varies from three to five years.

Based only on tax credit investments that have been made through 2024, we expect to realize benefits from federal and state tax credits over the next three years totaling $9.8 million, $8.2 million and $8.0 million for 2025, 2026 and 2027, respectively. We intend to continue making investments in tax credit projects. However, our ability to access new credits will depend upon, among other factors, federal and state tax policies and the level of competition for such credits.

At December 31, 2024, we had a net deferred tax asset of $146.6 million, which is comprised of $297.4 million in deferred tax assets (net of valuation allowance), offset by $150.8 million of deferred tax liabilities. Several factors are considered in determining the recoverability of the deferred tax asset components, such as the history of taxable earnings, reversal of taxable temporary differences, future taxable income and tax planning strategies. Based on our review of these factors, we have established a $2.6 million valuation allowance for state net operating losses and $2.0 million valuation allowance for deferred executive compensation.

BALANCE SHEET ANALYSIS

Short-Term Investments

Short-term liquidity assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors. At December 31, 2024, short-term liquidity investments, including interest-bearing bank deposits and federal funds sold, totaled $939.7 million, an increase of $312.6 million from December 31, 2023. Average short-term investments for 2024 totaled $547.8 million, a $90.8 million decrease from $638.6 million in 2023. Typically, these balances will change on a daily basis depending upon movement in customer loan and deposit accounts. The comparative average balance for the year ended December 31, 2023 was impacted by excess liquidity held in response to the disruption in the financial industry caused by bank failures. See further discussion in the “Liquidity” section that follows.

Investment Securities

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

Our investment in securities totaled $7.6 billion at both December 31, 2024 and 2023. The investment securities portfolio is managed by ALCO to assist in the management of interest rate risk and liquidity while providing an acceptable rate of return. At December 31, 2024, the amortized cost of securities available for sale totaled $5.8 billion and securities held to maturity totaled $2.4 billion, compared to $5.5 billion and $2.7 billion, respectively, at December 31, 2023. The year over year changes in each of the portfolios is largely reflective of maturities and paydowns from both portfolios reinvested in the available for sale portfolio.

Our securities portfolio consists mainly of residential and commercial mortgage-backed securities that are issued or guaranteed by U.S. government agencies. We invest only in high quality investment grade securities and manage the investment portfolio duration generally between two and five and a half years. At December 31, 2024, the average expected maturity of the portfolio was 5.58 years with an effective duration of 4.12 years and a nominal weighted-average yield of 2.66%. Under an immediate, parallel rate shock of 100 bps and 200 bps, the effective duration would be 4.11 years and 4.07 years, respectively. At December 31, 2023, the average expected maturity of the portfolio was 6.22 years with an effective duration of 4.60 years and a nominal weighted-average yield of 2.48%. The change in expected maturity, effective duration, and nominal weighted-average yield is primarily attributable to portfolio reinvestment activity in 2024.

We have in place fair value hedges on certain fixed-rate commercial mortgage-backed securities. As of December 31, 2024, we had approximately $477.5 million in notional amount of forward-starting fixed payer swaps that convert the latter portion of the term of these available for sale securities to a floating rate. These derivative instruments are designated as fair value hedges of interest rate risk. This strategy provides a fixed-rate coupon during the front-end unhedged tenor of the bonds and results in a floating-rate security during the back-end hedged tenor.

At the end of each reporting period, we evaluate the securities portfolio for credit loss. Based on our assessments, expected credit loss was negligible for all reporting periods in 2024 and 2023, and therefore no allowance for credit loss was recorded.

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

The following table presents the amortized cost of debt securities by type at December 31, 2024 and 2023.

TABLE 9. Debt Securities by Type

($ in thousands)	2024	2023
Available for sale securities
U.S. Treasury and government agency securities	$185,827	$97,741
Municipal obligations	200,272	203,533
Residential mortgage-backed securities	2,482,109	2,440,411
Commercial mortgage-backed securities	2,849,372	2,683,872
Collateralized mortgage obligations	37,553	47,661
Corporate debt securities	19,000	23,500
Total Available for sale Securities	$5,774,133	$5,496,718
Held to maturity securities
U.S. Treasury and government agency securities	$394,689	$413,490
Municipal obligations	623,907	664,488
Residential mortgage-backed securities	573,057	654,262
Commercial mortgage-backed securities	818,604	920,048
Collateralized mortgage obligations	25,406	32,491
Total Held to maturity securities	$2,435,663	$2,684,779

The amortized cost, fair value and yield of debt securities at December 31, 2024, by final contractual maturity, are presented in the following table. Securities are classified according to their final contractual maturities without consideration of scheduled and unscheduled principal amortization, potential prepayments or call options. Accordingly, actual maturities will differ from their reported contractual maturities. The expected average maturity years presented in the table includes scheduled principal payments and assumptions for prepayments. The yield calculation does not include adjustments to amortized cost of available for sale securities for active fair value hedges.

TABLE 10. Debt Securities Maturities by Type

($ in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total	Fair Value	Weighted Average Yield (te)	Expected Average Maturity Years
Available for sale
U.S. Treasury and government agency securities	$29,846	$30,313	$—	$125,668	$185,827	$182,282	4.72%	6.1
Municipal obligations	—	19,822	180,261	189	200,272	196,330	3.42%	1.4
Residential mortgage-backed securities	4,052	35,417	133,198	2,309,442	2,482,109	2,129,051	2.57%	6.8
Commercial mortgage-backed securities	1,393	870,645	1,977,334	—	2,849,372	2,600,965	2.82%	5.8
Collateralized mortgage obligations	—	—	24,237	13,316	37,553	35,247	1.94%	2.6
Other debt securities	1,500	2,000	15,500	—	19,000	17,616	3.56%	1.6
Total debt securities	$36,791	$958,197	$2,330,530	$2,448,615	$5,774,133	$5,161,491	2.79%	6.0
Fair Value	$36,914	$924,308	$2,099,062	$2,101,207	$5,161,491
Weighted-Average Yield (te)	4.51%	3.53%	2.56%	2.70%	2.79%

Held to maturity
U.S. Treasury and government agency securities	$—	$134,092	$—	$260,597	$394,689	$348,813	2.36%	5.7
Municipal obligations	31,170	163,029	408,690	21,018	623,907	603,209	3.19%	2.3
Residential mortgage-backed securities	—	—	25,109	547,948	573,057	511,532	2.33%	5.3
Commercial mortgage-backed securities	74,522	483,512	131,752	128,818	818,604	745,750	2.54%	5.0
Collateralized mortgage obligations	—	—	6,820	18,586	25,406	24,222	2.62%	2.4
Total debt securities	$105,692	$780,633	$572,371	$976,967	$2,435,663	$2,233,526	2.63%	4.5
Fair Value	$105,035	$740,241	$535,864	$852,386	$2,233,526
Weighted-Average Yield (te)	2.86%	2.64%	2.86%	2.45%	2.63%

Loan Portfolio

Total loans at December 31, 2024 were $23.3 billion, compared to $23.9 billion at December 31, 2023, down $622.5 million, or 3%. The decrease is reflective of the strategic reduction of the shared national credit portfolio as we focus on originating more granular loans, down $307.6 million, and includes declines across all portfolios except for residential mortgage, discussed in more detail below.

Our commercial customer base is diversified over a range of industries. We lend mainly to middle-market and smaller commercial entities, although we do participate in larger shared-credit loan facilities generally with businesses/sponsors operating in our market areas that are well known to the relationship officers. The funded balance of our shared national credits portfolio at December 31, 2024 totaled approximately $2.3 billion, or 10% of total loans, compared to $2.6 billion, or 11% of total loans at December 31, 2023. Our shared national credit industry concentration at December 31, 2024 includes approximately $339.7 million in both health care-related facilities and finance and insurance, $336.3 million in manufacturing, and $306.4 million in real estate, rental and leasing, with the remaining to various other industries.

The following table shows the composition of our loan portfolio at December 31, 2024 and 2023.

TABLE 11. Loans Outstanding by Type

($ in thousands)	2024	2023
Commercial non-real estate	$9,876,592	$9,957,284
Commercial real estate - owner occupied	3,011,955	3,093,763
Total commercial & industrial	12,888,547	13,051,047
Commercial real estate - income producing	3,798,612	3,986,943
Construction and land development	1,281,115	1,551,091
Residential mortgages	3,961,328	3,886,072
Consumer	1,369,845	1,446,764
Total loans	$23,299,447	$23,921,917

The commercial and industrial (“C&I”) loan portfolio includes both commercial non-real estate and commercial real estate – owner occupied loans. C&I loans totaled $12.9 billion, or 55% of the total loan portfolio, at December 31, 2024, a decrease of $162.5 million from December 31, 2023. The year over year decline in this portfolio is reflective of a $286.2 million reduction of shared national credits within this portfolio.

Our loan portfolio is well diversified by product, client, and geography throughout our footprint. Nevertheless, we may be exposed to certain concentrations of credit risk which exist in relation to different borrowers or groups of borrowers, specific types of collateral and industries.

The following table provides detail of the more significant industry concentrations for our commercial and industrial loan portfolio, which is based on NAICS codes for all industries, with the exception of energy, which is based on the borrower’s source of revenue (i.e. manufacturer whose income is derived from energy-related business is reported as energy).

TABLE 12. Commercial & Industrial Loans by Industry Concentration

	2024		2023
		Pct of		Pct of
($ in thousands)	Balance	Total	Balance	Total
Health care and social assistance	$1,447,349	11%	$1,481,669	11%
Retail trade	1,283,203	10	1,236,830	9
Manufacturing	1,191,781	9	1,120,232	9
Real estate and rental and leasing	1,189,727	9	1,270,568	10
Wholesale trade	1,148,034	9	1,111,643	8
Construction	989,313	8	998,802	8
Transportation and warehousing	965,893	7	872,379	7
Accommodation, food services and entertainment	772,721	6	706,141	5
Professional, scientific, and technical services	756,573	6	735,381	6
Finance and insurance	683,401	5	878,824	7
Other services (except public administration)	414,514	3	396,674	3
Information	410,284	3	424,532	3
Public administration	402,872	3	461,390	3
Admin, support, waste management, remediation services	326,385	3	357,390	3
Educational services	240,096	2	247,003	2
Energy	197,317	2	204,633	2
Other	469,084	4	546,956	4
Total commercial & industrial loans	$12,888,547	100%	$13,051,047	100%

Commercial real estate – income producing loans totaled $3.8 billion at December 31, 2024, a decrease of $188.3 million, or 5%, from December 31, 2023. Construction and land development loans totaled approximately $1.3 billion at December 31, 2024, a decrease of $270.0 million, or 17%, from December 31, 2023. The decrease reflects loans converting to permanent financing outpacing the funding of new and existing loans. The declines in both the commercial real estate - income producing and construction loan portfolios is reflective of an increase in payoffs and our efforts to limit our growth in income-producing real estate with a focus on resilient projects given the current economic environment.

The following table details the end of period aggregated commercial real estate – income producing and construction loan balances by property type. Loans reflected in 1-4 Family Residential Construction include both loans to construction builders as well as single-family borrowers.

TABLE 13. Commercial Real Estate– Income Producing and Construction by Property Type Concentration

	2024		2023
		Pct of		Pct of
($ in thousands)	Balance	Total	Balance	Total
Multifamily	$1,343,544	26%	$1,268,342	23%
Retail	773,621	15	812,556	15
Industrial	698,520	14	753,074	13
Healthcare related properties	658,067	13	777,473	14
Office	506,690	10	514,763	9
Hotel, motel and restaurants	424,866	8	477,761	9
1-4 family residential construction	235,745	5	429,107	8
Other land loans	192,919	4	187,514	3
Other	245,755	5	317,444	6
Total commercial real estate - income producing and construction loans	$5,079,727	100%	$5,538,034	100%

Residential mortgages totaled $4.0 billion at December 31, 2024, up $75.3 million, or 2%, from December 31, 2023. The growth in mortgage loans includes a combination of completed construction loans converting to permanent financing, as well as new loan growth. Consumer loans totaled $1.4 billion at December 31, 2024, down $76.9 million, or 5%, compared to December 31, 2023. The decline is reflective of both slowing demand and the impact of our exit from the indirect automobile lending market, where the existing portfolio is in run-off.

The following table shows average loans by category, the effective taxable equivalent yield and the percentage of total loans for each of the preceding three years.

TABLE 14. Average Loans

	2024			2023			2022
		Yield	Pct of		Yield	Pct of		Yield	Pct of
($ in thousands)	Balance	(te)	Total	Balance	(te)	Total	Balance	(te)	Total
Commercial & real estate loans	$18,263,676	6.46%	77%	$18,556,175	6.10%	79%	$17,682,332	4.30%	81%
Residential mortgages	3,982,122	3.84%	17%	3,541,245	3.62%	15%	2,666,134	3.39%	12%
Consumer	1,384,945	8.78%	6%	1,497,159	8.28%	6%	1,566,927	5.64%	7%
Total loans	$23,630,743	6.17%	100%	$23,594,579	5.87%	100%	$21,915,393	4.32%	100%

The following table sets forth the contractual maturity by portfolio segment at December 31, 2024.

TABLE 15. Loan Maturities by Type

December 31, 2024	Maturity Range
($ in thousands)	Within One Year	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total
Commercial non-real estate	$2,243,721	$6,023,231	$1,487,788	$121,852	$9,876,592
Commercial real estate - owner occupied	223,312	1,100,784	1,630,214	57,645	3,011,955
Total commercial & industrial	2,467,033	7,124,015	3,118,002	179,497	12,888,547
Commercial real estate - income producing	983,756	2,220,356	588,739	5,761	3,798,612
Construction and land development	333,928	741,612	135,912	69,663	1,281,115
Residential mortgages	40,677	34,498	328,732	3,557,421	3,961,328
Consumer	58,346	357,813	67,181	886,505	1,369,845
Total loans	$3,883,740	$10,478,294	$4,238,566	$4,698,847	$23,299,447

The sensitivity to interest rate changes for the portion of our loan portfolio that matures after one year is shown below.

TABLE 16. Loan Sensitivity to Changes in Interest Rates for Loans that Mature After One Year

	December 31, 2024
($ in thousands)	Fixed Rate	Floating Rate	Total
Commercial non-real estate	$3,183,190	$4,449,681	$7,632,871
Commercial real estate - owner occupied	1,953,727	834,916	2,788,643
Total commercial & industrial	5,136,917	5,284,597	10,421,514
Commercial real estate - income producing	1,044,476	1,770,380	2,814,856
Construction and land development	243,066	704,121	947,187
Residential mortgages	2,188,348	1,732,303	3,920,651
Consumer	162,623	1,148,876	1,311,499
Total loans	$8,775,430	$10,640,277	$19,415,707

Management expects end of period loan growth in 2025 to be mid-single digits from the December 31, 2024 balance of $23.3 billion.

Asset Quality

The following table sets forth, for the periods indicated, nonaccrual loans and reportable loans modified or restructured loans, by type, and foreclosed and surplus ORE and other foreclosed assets. Loans past due 90 days or more and still accruing are also disclosed.

TABLE 17. Nonaccrual loans, loans modified or restructured, and ORE and foreclosed assets

	December 31,
($ in thousands)	2024	2023
Loans accounted for on a nonaccrual basis:
Commercial non-real estate	$14,172	$20,840
Commercial non-real estate - modified	19,246	—
Total commercial non-real estate	33,418	20,840
Commercial real estate - owner occupied	2,727	2,228
Commercial real estate - owner-occupied - modified	—	—
Total commercial real estate - owner-occupied	2,727	2,228
Commercial real estate - income producing	356	461
Commercial real estate - income producing - modified	—	—
Total commercial real estate - income producing	356	461
Construction and land development	5,561	815
Construction and land development - modified	—	—
Total construction and land development	5,561	815
Residential mortgage	43,157	26,039
Residential mortgage - modified	929	98
Total residential mortgage	44,086	26,137
Consumer	11,187	8,555
Consumer - modified	—	—
Total consumer	11,187	8,555
Total nonaccrual loans	$97,335	$59,036
ORE and foreclosed assets	27,797	3,628
Total nonaccrual loans and ORE and foreclosed assets	$125,132	$62,664
Modified loans - still accruing:
Commercial non-real estate	$74,211	$21,956
Commercial real estate - owner occupied	—	1,774
Commercial real estate - income producing	2,741	—
Construction and land development	—	85
Residential mortgage	2,241	359
Consumer	131	274
Total modified loans - still accruing	$79,324	$24,448
Total reportable modified loans	$99,499	$24,546
Loans 90 days past due still accruing	$21,852	$9,609
Ratios:
Nonaccrual loans to total loans	0.42%	0.25%
Nonaccrual loans plus ORE and foreclosed assets to loans plus ORE and foreclosed assets	0.54%	0.26%
Allowance for loan losses to nonaccrual loans	327.61%	521.56%
Allowance for loan losses to nonaccrual loans and accruing loans 90 days past due	267.55%	448.55%
Loans 90 days past due still accruing to loans	0.09%	0.04%

Nonaccrual loans plus ORE and foreclosed assets totaled $125.1 million at December 31, 2024, up $62.5 million compared to December 31, 2023. Nonaccrual loans totaled $97.3 million, an increase of $38.3 million compared to December 31, 2023. Nonaccrual loans as a percentage of the loan portfolio increased to 0.42% in 2024, compared to 0.25% in 2023, which we believe represents a return to a more typical level following the recent benign credit environment. ORE and foreclosed assets were $27.8 million at December 31, 2024, up $24.2 million from December 31, 2023, largely attributable to foreclosed property from one commercial borrower.

Reportable modified loans to borrowers experiencing financial difficulties totaled $99.5 million in 2024 and includes $20.2 million of nonaccrual loans. Modified loans to borrowers experiencing financial difficulties totaled $24.5 million in 2023 and included $0.1 million of nonaccrual loans. These reportable modifications are granted as a part of our loss mitigation strategy to maximize expected payments. The increase in reportable modified loans reflects the continued stress on certain borrowers resulting from prolonged elevated interest rates, inflation, insurance costs, and other market conditions.

Criticized commercial loans totaled $623.0 million at December 31, 2024, up from $273.7 million at December 31, 2023. Criticized loans are defined as those having potential or well-defined weaknesses that deserve management’s close attention (risk-rated special mention, substandard and doubtful), including both accruing and nonaccruing loans. Criticized commercial loans comprised 3.47% of that portfolio at December 31, 2024, up from 1.47% at December 31, 2023. Management believes the migration in the level of criticized loans to be mostly indicative of continued normalization compared to the recent benign credit environment, including certain downgrades resulting from the most recent regulatory examination of loans within our shared national credit portfolio. We remain focused on identifying specific and broader risk indicators that may be impacting certain segments in our portfolio, and we have not seen signs of significant weakening in any particular industry, sector or geographic segment beyond what we believe has been experienced by the banking industry as a whole. Our criticized commercial loans at December 31, 2024 are spread across many industries, with the largest concentrations as follows: $95.7 million in manufacturing, $90.9 million in retail trade, $68.8 million in wholesale trade, $68.7 million in hospitality, $62.7 million in transportation and warehousing, $56.7 million in construction, $49.4 million real estate, rental and leasing, $44.6 million healthcare and social assistance, and $27.4 million in professional, scientific and technical services. Commercial loans risk rated pass-watch totaled $521.4 million at December 31, 2024, compared to $433.6 million at December 31, 2023. The pass-watch risk rating includes credits with negative performance trends that reflect sufficient risk to cause concern, but have not risen to the level of criticized.

Allowance for Credit Losses

At December 31, 2024, the allowance for credit losses was $342.9 million, comprised of $318.9 million in allowance for loan losses and $24.1 million in the reserve for unfunded lending commitments. The allowance for credit losses increased $6.1 million from $336.8 million at December 31, 2023, which was comprised of $307.9 million in allowance for loan losses and $28.9 million in the reserve for unfunded lending commitments. The $11.0 million increase in the funded allowance for loan losses at December 31, 2024 compared to December 31, 2023 reflects higher coverage across most portfolios, resulting from stress related to prolonged elevated interest rates and inflation and other market conditions. The decline in the reserve for unfunded lending commitments of $4.8 million was largely volume driven as unfunded commitments are down.

Our allowance for credit losses coverage to total loans increased to 1.47% at December 31, 2024, compared to 1.41% at December 31, 2023. The allowance for credit losses on the commercial portfolio totaled $272.5 million, or 1.52% of that portfolio, at December 31, 2024, up from $270.7 million, or 1.46%, at December 31, 2023. The allowance for credit losses on the residential mortgage portfolio totaled $42.4 million, or 1.07% of that portfolio, at December 31, 2024, up from $39.0 million, or 1.00%, at December 31, 2023. The allowance for credit losses on the consumer portfolio totaled $28.0 million, or 2.04% of that portfolio, at December 31, 2024, up from $27.1 million, or 1.87%, at December 31, 2023. We believe the increased coverage to total loans is prudent given the uncertainty in economic conditions.

The $6.1 million net increase in the allowance for credit losses from December 31, 2023 includes an increase of $7.9 million in individually evaluated reserves (generally used for nonperforming loans), partially offset by a decline of $1.8 million in collectively evaluated reserves. We utilized the December 2024 Moody’s economic scenarios to inform our allowance for credit losses at December 31, 2024. After considering the variables underlying each of the Moody’s economic scenarios, management probability-weighed the baseline scenario at 40% and the downside S-2 mild recessionary scenario at 60% in the computation of the allowance for credit losses at December 31, 2024, consistent with the weighting used at December 31, 2023. Each of the scenarios considered have varying degrees of severity and duration of inflationary pressure, including volatility in commodities prices and impacts to the labor market, the consequences of the Federal Reserve’s actions with regard to monetary policy, the effect of the recent change in presidential administration on fiscal and other policies, and impacts from geopolitical unrest. Refer to the Economic Outlook section of this discussion and analysis for further information on the Moody’s scenarios and our weighting assumptions.

We currently expect modest charge-offs and provision for credit losses in 2025; however, loan growth, portfolio composition, asset quality metrics and future assumptions in economic forecasts will drive the level of credit loss reserves in future periods.

The following table sets forth activity in the allowance for loan losses for the periods indicated.

TABLE 18. Summary of Activity in the Allowance for Credit Losses

	December 31,
($ in thousands)	2024	2023	2022
Provision and Allowance for Credit Losses
Allowance for Loan Losses:
Allowance for loan losses at beginning of period	$307,907	$307,789	$342,065
Loans charged-off:
Commercial non real estate	45,488	59,830	7,637
Commercial real estate - owner occupied	143	—	948
Total commercial & industrial	45,631	59,830	8,585
Commercial real estate - income producing	8,822	73	1,073
Construction and land development	264	72	3
Total Commercial	54,717	59,975	9,661
Residential mortgages	380	55	137
Consumer	17,987	15,393	12,792
Total charge-offs	73,084	75,423	22,590
Recoveries of loans previously charged-off:
Commercial non real estate	22,292	6,152	11,812
Commercial real estate - owner occupied	1,036	957	733
Total commercial & industrial	23,328	7,109	12,545
Commercial real estate - income producing	7	14	878
Construction and land development	64	11	134
Total commercial	23,399	7,134	13,557
Residential mortgages	595	1,278	1,749
Consumer	3,057	3,611	5,382
Total recoveries	27,051	12,023	20,688
Total net charge-offs	46,033	63,400	1,902
Provision for loan losses	57,008	63,518	(32,374)
Allowance for loan losses at end of period	$318,882	$307,907	$307,789
Reserve for Unfunded Lending Commitments:
Reserve for unfunded lending commitments at beginning of period	28,894	33,309	29,334
Provision for losses on unfunded lending commitments	(4,841)	(4,415)	3,975
Reserve for unfunded lending commitments at end of period	$24,053	$28,894	$33,309
Total Allowance for Credit Losses	$342,935	$336,801	$341,098
Total Provision for Credit Losses	$52,167	$59,103	$(28,399)
Coverage ratios:
Allowance for loan losses to period end loans	1.37%	1.29%	1.33%
Allowance for credit loss to period end loans	1.47%	1.41%	1.48%
Charge-offs ratios
Gross charge-offs to average loans	0.31%	0.32%	0.10%
Recoveries to average loans	0.11%	0.05%	0.09%
Net charge-offs to average loans	0.19%	0.27%	0.01%
Net Charge-offs to average loans by portfolio:
Commercial non real estate	0.24%	0.54%	(0.04)%
Commercial real estate - owner occupied	(0.03)%	(0.03)%	0.01%
Total commercial & industrial	0.17%	0.40%	(0.03)%
Commercial real estate - income producing	0.22%	0.00%	0.01%
Construction and land development	0.01%	0.00%	(0.01)%
Total Commercial	0.17%	0.28%	(0.02)%
Residential mortgages	(0.01)%	(0.03)%	(0.06)%
Consumer	1.08%	0.79%	0.47%

An allocation of the loan loss allowance by major loan category is set forth in the following table for the periods indicated.

TABLE 19. Allocation of Allowance for Loan Losses by Category

	December 31,
	2024		2023
($ in thousands)	Allowance for Loan Losses	% of Total Allowance	Allowance for Loan Losses	% of Total Allowance
Commercial non-real estate	$121,090	38%	$101,737	33%
Commercial real estate - owner occupied	36,264	11	40,197	13
Total commercial & industrial	157,354	49	141,934	46
Commercial real estate - income producing	71,975	23	74,539	24
Construction and land development	21,158	7	27,039	9
Residential mortgages	42,445	13	38,983	13
Consumer	25,950	8	25,412	8
Total	$318,882	100%	$307,907	100%

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

Lack of diversity in concentration within a deposit base may increase the risk of events or trends that could prompt a larger-scale demand for deposits outflow. Concerns over a financial institution’s ability to protect deposit balances in excess of the federally insured limit may increase the risk of a deposit run. We consider our deposit base to be seasoned, stable and well-diversified. We also offer our customers an insured cash sweep product (ICS) that allows customers to secure deposits above FDIC insured limits. We continue to see demand for the ICS product, with the balance totaling $359.7 million at December 31, 2024, compared to $303.8 million at December 31, 2023. At December 31, 2024, we have calculated our average deposit account size by dividing period-end deposits by the population of accounts with balances to be approximately $37,900, which includes $199,500 in our commercial and small business lines (excluding public funds), $122,500 in our wealth management business line, and $18,600 in our consumer business line.

Further, at December 31, 2024, our sources of liquidity exceed uninsured deposits. We have estimated the Bank’s amount of uninsured deposits using the methodologies and assumptions required for FDIC regulatory reporting to be approximately $14.6 billion at December 31, 2024, compared to $13.8 billion at December 31, 2023. Our uninsured deposit total at December 31, 2024 includes approximately $3.6 billion of public funds that have pledged securities as collateral, leaving approximately $11.0 billion of noncollateralized, uninsured deposits compared to total liquidity of $19.5 billion. Our ratio of noncollateralized, uninsured deposits to total deposits was approximately 37.3% at December 31, 2024, compared to 34.4% at December 31, 2023.

Total deposits were $29.5 billion at December 31, 2024, down $197.2 million or 1%, from December 31, 2023. Deposit levels and composition in 2024 were influenced by the decline in brokered deposits and the elevated interest rate environment fostering a continued shift toward and growth in interest-bearing products. Average deposits of $29.2 billion for 2024 were down $309.6 million, or 1%, from 2023.

The following table shows the composition of our deposits at December 31, 2024 and 2023 is as follows:

TABLE 20. Deposits

	December 31,
($ in thousands)	2024	2023
Noninterest-bearing deposits	$10,597,461	$11,030,515
Interest-bearing retail transaction and savings deposits	11,327,725	10,680,741
Interest-bearing public fund deposits:
Public fund transaction and savings deposits	3,127,427	3,069,341
Public fund time deposits	85,072	73,674
Total interest-bearing public fund deposits	3,212,499	3,143,015
Retail time deposits	4,348,265	4,246,027
Brokered time deposits	6,901	589,761
Total interest-bearing deposits	18,895,390	18,659,544
Total deposits	$29,492,851	$29,690,059

At December 31, 2024, noninterest-bearing demand deposits were $10.6 billion, down $433.1 million, or 4%, from December 31, 2023. Noninterest-bearing demand deposits comprised 36% of total deposits at December 31, 2024 and 37% at December 31, 2023. Noninterest-bearing deposit levels continued to trend downward as customers shift to interest-bearing products amid the elevated interest rate environment and as consumer and business spending remains strong. The current level of noninterest-bearing deposits to total deposits of 36% represents what we consider to be a more typical, pre-pandemic mix of noninterest-bearing and interest-bearing deposits.

Interest-bearing transaction and savings accounts of $11.3 billion at December 31, 2024 increased $647.0 million, or 6%, from December 31, 2023. Retail time deposits totaled $4.3 billion at December 31, 2024, up $102.2 million, or 2%, from December 31, 2023, with 6% of the increase in time deposits greater than $250,000. The year over year growth in these products is largely reflective of attractive rate offerings in the elevated interest rate environment.

Interest-bearing public fund deposits totaled $3.2 billion at December 31, 2024, up $69.5 million, or 2%, from December 31, 2023. Year-end public fund account balances are subject to annual fluctuations dependent upon a number of factors, including the timing of tax collections. Seasonal cash inflows from public entities in the fourth quarter of each year typically results in higher balances than at other times during the year with subsequent reductions in the first quarter of the following year. Brokered deposits totaled $6.9 million at December 31, 2024, down $582.9 million from December 31, 2023 as a result of the maturity of brokered deposits that were not replaced.

Table 21 sets forth average balances and weighted-average rates paid on deposits for each year in the three-year period ended December 31, 2024, as well as the percentage of total deposits for each category. Table 22 sets forth the maturities of time certificates of deposit greater than $250,000 at December 31, 2024.

TABLE 21. Average Deposits

	2024			2023			2022
($ in millions)	Balance	Rate	Mix	Balance	Rate	Mix	Balance	Rate	Mix
Interest-bearing deposits:
Interest-bearing transaction deposits	$2,686.1	1.55%	9.2%	$2,429.5	0.93%	8.2%	$2,630.3	0.15%	8.9%
Money market deposits	6,136.1	3.25%	21.0%	5,762.9	2.67%	19.6%	5,679.8	0.30%	19.3%
Savings deposits	2,082.8	0.34%	7.1%	2,424.9	0.02%	8.2%	2,917.4	0.01%	9.9%
Time deposits	4,833.7	4.62%	16.6%	3,970.4	4.17%	13.5%	1,030.1	0.45%	3.5%
Public Funds	2,938.7	3.50%	10.1%	2,971.6	3.38%	10.1%	2,941.9	1.10%	10.0%
Total interest-bearing deposits	18,677.4	3.08%	64.0%	17,559.3	2.53%	59.6%	15,199.5	0.38%	51.6%
Noninterest bearing demand deposits	10,491.5		36.0%	11,919.2		40.4%	14,298.0		48.4%
Total deposits	$29,168.9		100.0%	$29,478.5		100.0%	$29,497.5		100.0%

TABLE 22. Maturity of Time Certificates of Deposit greater than or equal to $250,000*

December 31,
($ in thousands)	2024
Three months	$1,016,121
Over three months through six months	233,485
Over six months through one year	454,960
Over one year	25,029
Total	$1,729,595

* Includes public fund time deposits

As noted above, we have estimated the Bank’s amount of uninsured deposits at December 31, 2024 to be approximately $14.6 billion, using the methodologies and assumptions required for FDIC regulatory reporting.

Management expects full year 2025 end of period growth in deposits to be in the low single digit range from $29.5 billion at December 31, 2024.

Short-Term Borrowings

Short-term borrowings totaled $639.0 million at December 31, 2024, down $515.8 million, or 45% from December 31, 2023. Average short-term borrowings for 2024 totaled $672.3 million, down $802.0 million, or 47%, compared to 2023. The declines from December 31, 2023 reflects the net repayment of $700 million of FHLB borrowings. Short-term borrowings are a core portion of the Company’s funding strategy, the balance of which can fluctuate depending on our funding needs and the sources utilized.

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

TABLE 23. Short-Term Borrowings

($ in thousands)	2024	2023	2022
Federal funds purchased:
Amount outstanding at period end	$300	$350	$1,850
Average amount outstanding during period	12,935	7,525	13,176
Maximum amount at any month end during period	200,275	100,350	2,350
Weighted-average interest rate at period end	3.90%	4.90%	3.90%
Weighted-average interest rate during period	5.61%	5.70%	2.82%
Securities sold under agreements to repurchase:
Amount outstanding at period end	$638,715	$454,479	$444,421
Average amount outstanding during period	639,912	513,306	536,727
Maximum amount at any month end during period	792,589	625,773	640,592
Weighted-average interest rate at period end	0.95%	1.16%	0.53%
Weighted-average interest rate during period	1.65%	1.36%	0.21%
FHLB borrowings:
Amount outstanding at period end	$—	$700,000	$1,425,000
Average amount outstanding during period	238,593	1,172,603	808,784
Maximum amount at any month end during period	650,000	3,100,000	1,425,000
Weighted-average interest rate at period end	0.00%	5.58%	4.70%
Weighted-average interest rate during period	5.48%	5.05%	1.82%

Long-Term Debt

Long-term debt totaled $210.5 million at December 31, 2024, down $25.8 million from December 31, 2023, largely due to activity associated with tax credit fund activity.

Long-term debt at December 31, 2024 includes subordinated notes payable with an aggregate principal amount of $172.5 million, a fixed rate of 6.25% per annum and a stated maturity of June 15, 2060. Subject to prior approval by the Federal Reserve, the Company may redeem the notes in whole or in part on any interest payment date on or after June 15, 2025. This debt qualifies as tier 2 capital in the calculation of certain regulatory capital ratios.

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

Commitments to extend credit totaled $9.2 billion at December 31, 2024 and include revolving commercial credit lines, non-revolving loan commitments issued mainly to finance the acquisition and development of construction of real property or equipment, and credit card and personal credit lines. The availability of funds under commercial credit lines and loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract, which may include the maintenance of sufficient collateral coverage levels, payment and financial performance, and compliance with other contractual conditions. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Credit card and personal credit lines are generally subject to adjustment or cancellation if the borrower’s credit quality deteriorates. A number of commercial and personal credit lines are used only partially or, in some cases, not at all before they expire, and the total commitment amounts do not necessarily represent our future cash requirements.

Letters of credit totaled $420.6 million at December 31, 2024. A substantial majority of the letters of credit are standby agreements that obligate the Bank to fulfill a customer’s financial commitments to a third party if the customer is unable to perform. The Bank issues standby letters of credit primarily to provide credit enhancement to customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services.

The contract amounts of these instruments reflect our exposure to credit risk. The Bank undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. At December 31, 2024, the Company had a reserve for unfunded lending commitments of $24.1 million.

The following table shows the commitments to extend credit and letters of credit at December 31, 2024 and 2023 according to expiration date.

TABLE 24. Loan Commitments and Letters of Credit

		Expiration Date
($ in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
December 31, 2024
Commitments to extend credit	$9,249,468	$3,894,217	$2,344,538	$2,236,744	$773,969
Letters of credit	420,614	1,134	387,121	32,359	—
Total	$9,670,082	$3,895,351	$2,731,659	$2,269,103	$773,969

		Expiration Date
($ in thousands)		Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
December 31, 2023
Commitments to extend credit	$9,852,367	$3,822,335	$2,750,327	$2,484,180	$795,525
Letters of credit	481,910	379,813	30,552	71,417	128
Total	$10,334,277	$4,202,148	$2,780,879	$2,555,597	$795,653

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
•
Liquidity risk is the potential that an institution will be unable to meet its obligations as they come due because of an inability to liquidate assets or obtain adequate funding (referred to as “funding liquidity risk”) or that it cannot easily unwind or offset specific exposures without significantly lowering market prices because of inadequate market depth or market disruptions ("market liquidity risk").
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

Risk Committee Governance Structure

Effective risk management governance requires active oversight, participation, and interaction by senior management and the Board of Directors. Our enterprise risk management framework uses a tiered risk/reward committee structure to facilitate the timely discussion of significant risks, issues and risk mitigation strategies to inform management and the Board’s decision making. Additionally, the committee structure provides ongoing oversight and facilitates escalation within assigned risk committees. Following is a summary of our risk governance structure and related responsibilities:

•
Board risk committees. The Company’s Board of Directors has established a Board Risk Committee and Credit Risk Management Subcommittee of the Board Risk Committee to oversee the effective establishment of a risk governance framework, provide for an independent Credit Review assurance function, ensure the overall corporate risk profile is within its risk appetite, and direct changes or make recommendations to the Board of Directors when determined necessary. Additionally, the Board of Directors has established an Audit Committee to provide independent oversight on the effectiveness of these matters and the Company’s internal control and regulatory environment. The Board Risk

Committee is chaired by an independent director. The Board has designated Ms. Joan Teofilo and Mr. H. Merritt Lane, III, independent directors who serve on the Board Risk Committee, as risk management experts. Other committees of the Board of Directors oversee certain risks that overlap with the Board Risk Committee’s enterprise risk management oversight, including the Compensation Committee, which evaluates and manages any risk posed by compensation and benefits programs and oversees inclusion and belonging efforts, and the Corporate Governance and Nominating Committee, which provides oversight on a broad range of issues surrounding the composition and operation of the Board of Directors.
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

Risk Leadership and Organization

The risk management function of the Company is led by our Chief Risk Officer. The Chief Risk Officer, who reports directly to the CEO, provides overall vision, direction and leadership regarding our enterprise risk management program. The Chief Risk Officer exercises independent judgment and reporting of risk through a direct working relationship with the Board Risk Committee, and the Chief Credit Officer has the same role with the Credit Risk Management Subcommittee. The functional areas reporting to the Chief Risk Officer are the enterprise risk management, operational risk management, model risk management, information technology risk management, data governance, compliance, credit review (administrative only), corporate insurance, regulatory relations, and financial crimes programs. The Chief Risk Officer also works closely with the Chief Internal Auditor to provide assurance to the Board and senior management regarding risk management controls and their effectiveness. The Chief Internal Auditor reports to the Board’s Audit Committee to assure independence of the internal audit function. Another risk management function reporting to the CEO is the Chief Credit Officer.

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

Our commercial and industrial portfolio, which includes commercial non-real estate and owner occupied commercial real estate lending is diverse across various industries. We continuously manage our exposure to improve our cross-industry diversification, and proactively manage potential impacts to earnings.

Real estate loan levels are monitored throughout the year and the bank currently does not have a commercial real estate concentration as defined by interagency guidelines.

Monitoring collateral is also an essential component of managing the Bank’s real estate-and non-real estate related credit risk exposure. For real estate-secured loans, third-party valuations are obtained at the time of origination, and updated if it is determined that the collateral value has deteriorated or if the loan is deemed to be a problem loan. Property valuations are ordered through, and reviewed by, the Bank’s appraisal department, which is independent of the loan origination and approval process. When deemed necessary, third-party valuations may also be obtained for non-real estate collateral based on the same criteria as real estate secured loans. Collateral valuations, along with anticipated selling costs, are used to assess the need for an appropriate allowance allocation and/or full or partial charge-off when it is probable that the borrower will be unable to meet payment obligations as they become due.

The Bank maintains a Credit Review function, that is managed by our Director of Credit Review who reports to the Credit Risk Management Subcommittee, a subcommittee of the Board Risk Committee, so that developing credit concerns are identified and addressed in a timely manner. Further, an active watch list review process is in place as part of the Bank’s problem loan management strategy, and a list of loans 90 days past due and still accruing is reviewed with management (including the Chief Credit Officer) at least monthly. Recommendations flow from all of the above activities with the goal of recognizing nonperforming loans and determining the appropriate accrual status.

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

The following table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in rates at December 31, 2024. Shifts are measured in 100 basis point increments in a range from -500 to +500 basis points from base case, with -300 through +300 basis points presented in Table 25. Our interest rate sensitivity modeling incorporates a number of assumptions including loan and deposit repricing characteristics, the rate of loan prepayments and other factors. The base scenario assumes that balance sheet composition and the current interest rate environment is held constant over a 24-month forecast period and is the scenario to which all others are compared in order to measure the change in net interest income. Policy limits on the change in net interest income under a variety of interest rate scenarios are approved by the Board of Directors. All policy scenarios assume a static volume forecast where the balance sheet is held constant, although other scenarios are modeled.

TABLE 25. Net Interest Income (te) at Risk

		Estimated Increase in NII
Change in Interest Rates		Year 1	Year 2
(basis points)
-	300	(7.08)%	(13.69)%
-	200	(4.44)%	(9.14)%
-	100	(2.04)%	(4.30)%
+	100	1.95%	3.89%
+	200	3.71%	7.52%
+	300	5.48%	11.22%

The results indicate a general asset sensitivity across most scenarios driven primarily by repricing of cash flows in the investment and loan portfolios. As short-term rates have remained elevated, the funding mix has shifted to more rate sensitive deposits and wholesale sources resulting in lower overall net interest income at risk as deposit repricing is expected to offset rate adjustments in the floating rate loan book. Furthermore, due to the funding mix shift, the Bank is currently less sensitive to changes in short-term rate movements with interest rate risk being driven more by changes in the mid to long-term segment of the yield curve. When deemed prudent, management has taken actions to mitigate exposure to interest rate risk with on-or off-balance sheet financial instruments and intends to do so in the future. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes.

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

Economic Value of Equity (EVE)

EVE simulation involves calculating the present value of all future cash flows from assets and subtracting the present value of all future cash outflows from liabilities including the impact of off-balance sheet items such as interest rate hedges. This analysis results in a theoretical market value of the bank’s equity or EVE. Management’s focus on EVE analysis is not on the resulting calculation of EVE itself, but instead on the sensitivity of EVE to changes in market rates. Policy limits on the change in EVE under a variety of interest rate scenarios are approved by the Board of Directors. The following table presents an analysis of the change in the Bank’s EVE resulting from instantaneous and parallel shifts in rates as of December 31, 2024. Shifts are measured in 100 basis point increments ranging from -500 to +500 basis points from base case, with -300 through +300 basis points presented in Table 26.

TABLE 26. Economic Value of Equity

		Estimated Change in EVE at
Change in Interest Rates		December 31, 2024
(basis points)
-	300	4.33%
-	200	3.72%
-	100	2.27%
+	100	-2.81%
+	200	-5.87%
+	300	-8.93%

The net changes in EVE presented in the preceding table are within the parameters approved by the Board of Directors. Because EVE measures the present value of cash flows over the estimated lives of instruments, the change in EVE does not directly correlate to the degree that earnings would be impacted over a shorter time horizon (i.e., the current year). Further, EVE does not consider factors such as future balance sheet growth, changes in product mix, changes in yield curve relationships, possible hedging activities, or changing product spreads, each of which could mitigate the adverse impact of changes in interest rates.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity management ensures that funds are available to meet the cash flow requirements of our depositors and borrowers, while also meeting the operating, capital and strategic cash flow needs of the Company, the Bank and other subsidiaries. As part of the overall asset and liability management process, liquidity management strategies and measurements have been developed to manage and monitor liquidity risk. The following table summarizes available liquidity at December 31, 2024.

TABLE 27. Net Available Sources of Funds

	December 31, 2024
($ in thousands)	Total Available	Amount Used	Net Availability
Available Sources of Funding:
Internal Sources
Free securities	$3,631,840	$—	$3,631,840
External Sources
Federal Home Loan Bank (a)	6,592,945	1,083,088	5,509,857
Federal Reserve Bank	3,231,661	—	3,231,661
Brokered deposits	4,423,928	6,901	4,417,027
Other	1,229,000	—	1,229,000
Total Available Sources of Funding	$19,109,374	$1,089,989	$18,019,385
Cash and other interest-bearing bank deposits			1,514,625
Total Liquidity			$19,534,010

(a) Amount used includes funded advances and letters of credit.

TABLE 28. Liquidity Metrics

	2024	2023	2022
Free securities / total securities	48.65%	38.80%	41.59%
Core deposits / total deposits	94.12%	92.51%	98.12%
Wholesale funds / core deposits	3.09%	7.21%	7.43%
Liquid assets / total liabilities	15.26%	12.69%	13.61%
Average loans / average deposits	81.01%	80.04%	74.30%

Liquidity levels of financial institutions have received heightened attention since the failure of several major regional U.S. banks that experienced large-scale deposit runs in the first half of 2023. Dampened depositor confidence over a financial institution’s ability to protect deposit balances in excess of the federally insured limit is thought to pose a higher likelihood of a deposit run, and, in turn, the risk that the institution may have insufficient liquidity to meet the customer demand. At December 31, 2024, our available on and off-balance sheet liquidity of $19.5 billion is well in excess of our estimated uninsured, noncollateralized deposits of approximately $11.0 billion.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities and repayments of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window. Management has established an internal target for the ratio of free securities to total securities of 20% or greater. As shown in Table 28 above, our ratios of free securities to total securities were 48.65% and 38.80% at December 31, 2024 and 2023, respectively. Securities and FHLB letters of credit are pledged as collateral related to public funds and repurchase agreements. The carry value of total pledged securities was $3.9 billion at December 31, 2024, a decrease of $829 million from December 31, 2023, driven largely by an increase in pledged FHLB letters of credits of $699 million, resulting a higher level of free securities.

The liability portion of the balance sheet provides liquidity mainly through the ability to use cash sourced from various customers’ interest-bearing and noninterest-bearing deposit accounts. At December 31, 2024, deposits totaled $29.5 billion, a decrease of $197 million, or 1%, from December 31, 2023. The decrease is reflective of the maturity of $583 million of brokered deposits that were not replaced, partially offset by organic growth.

Core deposits represent total deposits excluding certificates of deposits (CDs) of $250,000 or more and brokered deposits. Core deposits totaled $27.8 billion at December 31, 2024, a decrease of $293 million from December 31, 2023. The ratio of core deposits to total deposits was 94.12% at December 31, 2024 up from 92.51% at December 31, 2023. The largest driver in the increase in the ratio was the decline in brokered deposits.

Brokered deposits totaled $6.9 million as of December 31, 2024, down from $583 million at December 31, 2023 as the result of the maturity of brokered certificates of deposit that were not replaced. The use of brokered deposits as a funding source is subject to certain policies regarding the amount, term and interest rate.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At December 31, 2024, the Bank had not borrowed from the FHLB and had approximately $5.5 billion remaining available under this line. The Bank also has unused borrowing capacity at the Federal Reserve’s discount window of approximately $3.2 billion. There were no outstanding borrowings with the Federal Reserve at December 31, 2024 and December 31, 2023, or at any point during the years then ended.

Wholesale funds, which are comprised of short-term borrowings, long-term debt and brokered deposits were 3.09% of core deposits at December 31, 2024 and 7.21% at December 31, 2023. Wholesale funds totaled $856 million at December 31, 2024, a decrease of $1.1 billion from December 31, 2023. The decrease was primarily due to the repayment of $700 million of FHLB borrowings and the maturity of $582 million of brokered time deposits, partially offset by a $184 million increase in customer securities sold under agreements to repurchase. The Company has established an internal target for wholesale funds to be less than 25% of core deposits.

Other key measures used to monitor liquidity include the liquid asset ratio and the loan to deposit ratio. The liquid asset ratio (liquid assets, consisting of cash, short-term investments and free securities, divided by total liabilities) measures our ability to meet short-term obligations. Our liquid asset ratio was 15.26% at December 31, 2024 compared to 12.69% at December 31, 2023. Management has established a minimum liquid asset ratio of 7.5% and an internal target of 12% or greater. The loan to deposit ratio (average loans outstanding during the reporting period divided by average deposits outstanding) measures the amount of funds the Company lends for each dollar of deposits on hand. Our average loan-to-deposit ratio was 81.01% for the year ended December 31, 2024 compared to 80.04% for the year ended December 31, 2023. Management has established a target range for the loan to deposit ratio of 87% to 89%, but has and will continue to operate outside that range under certain market conditions and circumstances.

Cash generated from operations is another important source of funds to meet liquidity needs. The Consolidated Statements of Cash Flows included in Part II, Item 8 of this document present operating cash flows and summarize all significant sources and uses of funds during the years ended December 31, 2024 and 2023.

Dividends received from the Bank have been the primary source of funds available to the Parent Company for the payment of dividends to our stockholders and for servicing its debt. The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends that the Bank can distribute to the Parent Company, as described in Note 12 – Stockholder’s Equity to the consolidated financial statements. The Parent targets cash and other liquid assets to provide liquidity in an amount sufficient to fund approximately six quarters of ongoing cash or liquid asset needs, consisting primarily of common stockholder dividends, debt service requirements, and any expected share repurchase or early extinguishment of debt. The Parent may operate below the target level on a temporary basis if a return to the target can be achieved in the near-term, generally not to exceed four quarters. The Parent had cash totaling $272.7 million at December 31, 2024.

Material Cash Requirements

The Company has sufficient access to liquidity for operations. The following table summarizes select significant contractual obligations as of December 31, 2024, according to payments due by period. The table excludes obligations under deposit contracts and short-term borrowings discussed previously in this analysis. The maturities of time deposits in amounts greater than $250,000 are presented in Table 22. Purchase obligations represent material legal and binding contracts to purchase services and goods that cannot be settled or terminated without paying substantially all of the contractual amounts.

TABLE 29. Contractual Cash Obligations

	Payment due by period
($ in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$599,570	$28,718	$42,669	$27,304	$500,879
Operating lease obligations	144,156	17,704	33,169	27,086	66,197
Purchase obligations	171,120	89,546	69,841	11,733	—
Commitments to fund low income housing and small business investment company	20,781	20,781	—	—	—
Total	$935,627	$156,749	$145,679	$66,123	$567,076

Capital Resources

The Company has a strong capital position which is vital to continued profitability, promotes depositor and investor confidence, and provides a solid foundation for economic downturns, future growth and flexibility in addressing strategic opportunities. Stockholders’ equity totaled $4.1 billion at December 31, 2024 compared to $3.8 billion at December 31, 2023. The $324.0 million increase from December 31, 2023 is attributable to net income of $460.8 million, $15.0 million of other comprehensive income and $17.9 million of long-term incentive and dividend reinvestment activity, partially offset by dividends of $131.9 million and share repurchases of $37.8 million.

At December 31, 2024, our tangible common equity ratio was 9.47%, compared to 8.37% at December 31, 2023. The 110 bp increase from December 31, 2023 is comprised of net income (+136 bps), tangible asset contraction (+13 bps), stock-based compensation and other activity (+6 bps), and other comprehensive income (+4 bps), partially offset by dividends (-38 bps) and share repurchases (-11 bps).

The primary quantitative measures that regulators use to gauge capital adequacy are the ratios of Total, Tier 1 and Common Equity Tier 1 regulatory capital to risk-weighted assets (risk-based capital ratios) and the ratio of Tier 1 capital to average total assets (Leverage ratio). The Federal Reserve Board’s final rule implementing the Basel III regulatory capital framework and related changes per the Dodd-Frank Act established the Basel III minimum regulatory capital requirements for all organizations for Total, Tier 1 and Common Equity Tier 1 risk-based capital ratios equal to 8.00%, 6.00%, and 4.5%, respectively, as well as set a conservation buffer of 2.5% and a Leverage ratio of 4.0%. Based on capital ratios as of December 31, 2024 using Basel III definitions, the Company and the Bank exceeded all capital requirements of the rule. The Company and the Bank have established internal target ranges for Total, Tier 1 and Common Equity Tier 1 risk-based capital ratios and the leverage ratio. At December 31, 2024, each of these capital ratios fell within, or above, their respective target range.

At December 31, 2024, our regulatory capital ratios were well in excess of current regulatory minimum requirements, including the conservatism buffers, by at least $1.2 billion. Additionally, both the Company and the Bank were considered “well capitalized” by regulatory agencies. Note 12 – Stockholders’ Equity to the consolidated financial statements provides additional information about the Bank’s regulatory capital ratios.

The following table shows certain of the Company’s capital ratios and our regulatory capital ratios as calculated under current rules at December 31, 2024 and 2023.

TABLE 30. Risk-Based Capital and Capital Ratios

($ in thousands)	2024	2023
Common equity tier 1 capital	$3,886,926	$3,584,474
Additional tier 1 capital	—	—
Tier 1 capital	3,886,926	3,584,474
Tier 2 capital	491,822	464,771
Total capital	$4,378,748	$4,049,245
Risk-weighted assets	$27,490,356	$29,067,426
Ratios
Leverage (Tier 1 capital to average assets)	11.29%	10.10%
Common equity tier 1 capital to risk-weighted assets	14.14%	12.33%
Tier 1 capital to risk-weighted assets	14.14%	12.33%
Total capital to risk-weighted assets	15.93%	13.93%
Common stockholders' equity to total assets	11.77%	10.69%
Tangible common equity to total assets	9.47%	8.37%

We regularly perform stress analysis on our capital levels. One such scenario includes the hypothetical impact of including accumulated other comprehensive losses on market valuations of available for sale securities and cash flow hedges in regulatory capital and a further stress scenario that includes both those losses plus losses on the held to maturity investment portfolio in regulatory capital. We estimate that our regulatory capital ratios would remain in excess of the well-capitalized minimums under both of these stress scenarios at December 31, 2024.

In April 2024, the Company’s Board of Directors declared a 33% increase in the regular quarterly cash dividend to $0.40 per share. The Company paid quarterly dividends of $0.30 per share for the first quarter of 2024 and $0.40 per share for the remaining three quarters of 2024, for an annual cash dividend rate of $1.50 per share. During 2023, the Company paid quarterly dividends of $0.30 per share, for an annual cash dividend rate of $1.20 per share. Subsequent to year end, on January 30, 2025, the Company’s Board of Directors increased the quarterly dividend to $0.45 per share, or 12.5%. The increases in our dividends are reflective of our strong regulatory ratios, allowing for improved shareholder returns. The Company has paid uninterrupted quarterly dividends to shareholders since 1967.

STOCK REPURCHASE PROGRAM

In January 2023, the Company’s Board of Directors authorized a stock repurchase program pursuant to which the Company may, from time to time, purchase up to approximately 4.3 million shares of its outstanding common stock (approximately 5% of the shares of common stock outstanding as of December 31, 2022). The program allowed the Company to repurchase shares in the open market, by block purchase, through accelerated share repurchase plans, in privately negotiated transactions or otherwise, in one or more transactions, from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The program did not obligate the Company to purchase any shares and could have been terminated or amended by the Board at any time prior to the expiration date. Prior to the expiration on December 31, 2024, the Company repurchased 762,993 shares of its common stock at an average cost of $49.40 per share, inclusive of commissions, under this program during 2024. The Company has accrued $0.1 million of estimated excise tax associated with share repurchases during 2024. No shares were repurchased under this program in 2023.

In December 2024, the Company’s Board of Directors authorized a stock repurchase program, effective January 1, 2025, pursuant to which the Company may, from time to time, purchase up to approximately 4.3 million shares of its outstanding common stock (approximately 5% of the shares of common stock outstanding as of December 31, 2024). Like the prior program, the shares may be repurchased in the open market, by block purchase, through accelerated share repurchase plans, in privately negotiated transactions or otherwise, in one or more transactions, from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The program has an expiration date of December 31, 2026 and does not obligate the Company to purchase any shares. The program may be terminated or amended by the Board at any time prior to the expiration date. This program allows us to continue to opportunistically repurchase shares of our common stock when the market is advantageous.

FOURTH QUARTER RESULTS

Net income for the fourth quarter of 2024 totaled $122.1 million, or $1.40 per diluted common share (EPS), compared to $115.6 million, or $1.33 per diluted common share, in the third quarter of 2024 and $50.6 million, or $0.58 per diluted common share in the fourth quarter of 2023. The fourth quarter of 2023 included a net charge of $75.4 million, or $0.68 per diluted share after-tax, of supplemental disclosure items. Excluding the impact of these supplemental disclosure items, EPS would have been $1.26 per diluted share in the fourth quarter of 2023. There were no supplemental disclosure items in the third or fourth quarters of 2024.

Highlights of our fourth quarter of 2024 results (compared to third quarter of 2024):

•
Net income of $122.1 million, up $6.5 million
•
Pre-provision net revenue (a non-GAAP measure) of $165.2 million, compared to $166.5 million in the prior quarter
•
Loans declined $156.1 million, or 1%
•
Criticized commercial loans and nonaccrual loans continued to normalize, annualized net charge-off percentage improved to 0.20%, compared to 0.30%
•
Allowance for credit losses coverage remained strong at 1.47%, up 1 bp
•
Deposits increased $509.9 million, or 2%
•
Net interest margin 3.41%, up 2 bp
•
Common equity tier 1 ratio was 14.14%, up 36 bps; tangible common equity ratio of 9.47%, down 9 bps
•
Efficiency ratio (a non-GAAP measure) of 54.46%, up 4 bps

Total loans at December 31, 2024 were $23.3 billion, a decrease of $156.1 million, or 1%, from September 30, 2024. The linked-quarter decline reflects increased payoffs of commercial real estate loans, partially offset by a seasonal increase in line utilization and higher activity in commercial non-real estate loans.

Total deposits at December 31, 2024 were $29.5 billion, up $509.9 million, or 2%, from September 30, 2024. The increase is largely the result of seasonal inflows in interest-bearing public funds, an increase in interest-bearing transaction and savings due to seasonality, competitive products and pricing, and an increase in noninterest-bearing deposits. These increases were partially offset by a decrease in retail time deposits driven by maturity concentration repricing at lower rates and promotional rate reductions during the fourth quarter, and a decrease in brokered deposits that matured and were not replaced.

Noninterest-bearing deposits totaled $10.6 billion at December 31, 2024, up $98.0 million, or 1%, from September 30, 2024 and comprised 36% of total deposits at December 31, 2024. Interest-bearing transaction and savings deposits totaled $11.3 billion at December 31, 2024, up $413.1 million, or 4%, compared to September 30, 2024. Interest-bearing public fund deposits increased $508.4 million, or 19%, to $3.2 billion at December 31, 2024. The increase in public funds is seasonal and largely attributable to year-end tax collections by local municipalities. Typically, these balances begin to runoff in the first quarter of each year. Retail time deposits of $4.4 billion decreased $326.0 million, or 7%, from September 30, 2024, largely attributable to maturities with lower repricing rate offerings. Brokered deposits were $6.9 million at December 31, 2024, down $183.6 million due to maturities which were not replaced.

Net interest income (te) for the fourth quarter of 2024 was $276.3 million, up $1.8 million, or 1%, from the third quarter of 2024. The net interest margin for the fourth quarter of 2024 was 3.41%, up 2 bps from the third quarter of 2024, as lower deposit costs (+16 bps) and a favorable borrowing mix (+5 bps), and higher securities yields (+1 bp) was partially offset by lower loan yields (-20 bps).

The provision for credit losses recorded in the fourth quarter of 2024 was $11.9 million, compared to $18.6 million in the third quarter of 2024. Net charge-offs were $11.7 million, or 0.20% of average total loans on an annualized basis in the fourth quarter of 2024, down from $18.0 million, or 0.30% of average total loans, in the third quarter of 2024. Our allowance for credit losses was $342.9 million at December 31, 2024, up $0.2 million from September 30, 2024. Criticized commercial loans were $623.0 million, or 3.47% of total commercial loans at December 31, 2024, compared to $508.0 million, or 2.81% of total commercial loans at September 30, 2024. Nonaccrual loans totaled $97.3 million, or 0.42% of total loans at December 31, 2024, compared to $82.9 million, or 0.35% of total loans at September 30, 2024. ORE and foreclosed assets totaled $27.8 million at December 31, 2024, virtually flat compared to September 30, 2024.

Noninterest income totaled $91.2 million for the fourth quarter of 2024, down $4.7 million, or 5%, from the third quarter of 2024. Service charges on deposits were up $0.3 million, or 1%, from the third quarter of 2024. Bank card and ATM fees were down $0.2 million, or 1%, from the third quarter of 2024. Investment and annuity fees and insurance commissions were relatively flat linked-quarter. Trust fees were up $0.2 million, or 1%, linked quarter. Fees from secondary mortgage operations totaled $2.6 million for the fourth quarter of 2024, down $0.8 million, or 24%, linked-quarter, largely as a result of a higher percentage of loans retained for investment. Other noninterest income was $14.7 million in the fourth quarter of 2024, down $4.1 million, or 22% from the third quarter of 2024, primarily due to declines in derivative income and gains on sales of SBA loans.

Noninterest expense totaled $202.3 million, down $1.5 million, or 1%, from the third quarter of 2024. The primary driver of the decrease is attributable to personnel expense, which was down $2.0 million, or 2%, from the third quarter of 2024, driven by lower incentives and retirement benefits expenses.

The effective income tax rate for fourth quarter 2024 was 18.9%. The effective income tax rate continues to be less than the statutory rate primarily due to tax-exempt income and income tax credits.

The following table provides selected comparative financial information for the five quarters ending with December 31, 2024.

TABLE 31. Quarterly Consolidated Financial Results

(in thousands, except per share data)	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Income Statement Data:
Interest income	$414,286	$429,476	$427,545	$421,684	$426,794
Interest income (te) (a)	417,021	432,169	430,373	424,514	429,628
Interest expense	140,730	157,712	157,115	155,513	157,334
Net interest income (te)	276,291	274,457	273,258	269,001	272,294
Provision for credit losses	11,912	18,564	8,723	12,968	16,952
Noninterest income	91,209	95,895	89,174	87,851	38,951
Noninterest expense	202,333	203,839	206,016	207,722	229,151
Income before income taxes	150,520	145,256	144,865	133,332	62,308
Income tax expense	28,446	29,684	30,308	24,720	11,705
Net income	$122,074	$115,572	$114,557	$108,612	$50,603
Supplemental disclosure items-included above, pre-tax:
Included in noninterest income:
Gain on sale of parking facility	$—	$—	$—	$—	$16,126
Loss on securities portfolio restructure	—	—	—	—	(65,380)
Included in noninterest expense:
FDIC special assessment	—	—	—	3,800	26,123
Balance Sheet Data:
Period end balance sheet data:
Loans	$23,299,447	$23,455,587	$23,911,616	$23,970,938	$23,921,917
Earning assets	31,857,841	32,045,222	32,056,415	31,985,610	32,175,097
Total assets	35,081,785	35,238,107	35,412,291	35,247,119	35,578,573
Noninterest-bearing deposits	10,597,461	10,499,476	10,642,213	10,802,127	11,030,515
Total deposits	29,492,851	28,982,905	29,200,718	29,775,906	29,690,059
Stockholders' equity	4,127,636	4,174,687	3,920,718	3,853,436	3,803,661
Average balance sheet data:
Loans	23,248,512	23,552,002	23,917,361	23,810,163	23,795,681
Earning assets	32,333,012	32,263,748	32,539,363	32,556,821	33,128,130
Total assets	34,770,663	34,780,386	34,998,880	35,101,869	35,538,300
Noninterest-bearing deposits	10,409,022	10,359,390	10,526,903	10,673,060	11,132,354
Total deposits	29,108,381	28,940,163	29,069,097	29,560,956	29,974,941
Stockholders' equity	4,138,326	4,021,211	3,826,296	3,818,840	3,560,978
Common Shares Data:
Earnings per share:
Basic	$1.41	$1.33	$1.31	$1.25	$0.58
Diluted	1.40	1.33	1.31	1.24	0.58
Cash dividends per common share	0.40	0.40	0.40	0.30	0.30
Performance Ratios:
Return on average assets	1.40%	1.32%	1.32%	1.24%	0.56%
Return on average common equity	11.74%	11.43%	12.04%	11.44%	5.64%
Efficiency ratio (b)	54.46%	54.42%	56.18%	56.44%	55.58%
Net interest margin (te)	3.41%	3.39%	3.37%	3.32%	3.27%
Annualized net charge offs to average loans	0.20%	0.30%	0.12%	0.15%	0.27%

	..				..
(in thousands, except per share data)	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023
Reconciliation of pre-provision net revenue (te) and adjusted pre-provision net revenue(te) (non-GAAP measures) (c)
Net income (GAAP)	$122,074	$115,572	$114,557	$108,612	$50,603
Provision for credit losses	11,912	18,564	8,723	12,968	16,952
Income tax expense	28,446	29,684	30,308	24,720	11,705
Pre-provision net revenue	162,432	163,820	153,588	146,300	79,260
Taxable equivalent adjustment	2,735	2,693	2,828	2,830	2,834
Pre-provision net revenue (te)	165,167	166,513	156,416	149,130	82,094
Adjustments from supplemental disclosure items
Loss on securities portfolio restructure	—	—	—	—	65,380
Gain on sale of parking facility	—	—	—	—	(16,126)
FDIC special assessment	—	—	—	3,800	26,123
Adjusted pre-provision net revenue (te)	$165,167	$166,513	$156,416	$152,930	$157,471
Reconciliation of revenue (te), adjusted revenue (te) and efficiency ratio (non-GAAP measures) (c)
Net interest income	$273,556	$271,764	$270,430	$266,171	$269,460
Noninterest income	91,209	95,895	89,174	87,851	38,951
Total GAAP revenue	364,765	367,659	359,604	354,022	308,411
Taxable equivalent adjustment	2,735	2,693	2,828	2,830	2,834
Total revenue (te)	367,500	370,352	362,432	356,852	311,245
Adjustments from supplemental disclosure items
Loss on securities portfolio restructure	—	—	—	—	65,380
Gain on sale of parking facility	—	—	—	—	(16,126)
Adjusted revenue	367,500	370,352	362,432	356,852	360,499
GAAP noninterest expense	202,333	203,839	206,016	207,722	229,151
Amortization of intangibles	(2,206)	(2,292)	(2,389)	(2,526)	(2,672)
Adjustments from supplemental disclosure items
FDIC special assessment	—	—	—	(3,800)	(26,123)
Adjusted noninterest expense	$200,127	$201,547	$203,627	$201,396	$200,356
Efficiency ratio (b)	54.46%	54.42%	56.18%	56.44%	55.58%

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

Management applies significant judgment when weighting the macroeconomic scenarios for the reasonable and supportable period. Our assessment considers the scenario description compared to our portfolio performance and benchmarking select variables to other third-party forecasts. At December 31, 2024, the Company weighted the Moody’s baseline scenario at 40% and the mild recessionary S-2 scenario at 60%. Results by scenario can vary significantly from period to period as both the scenario assumptions and the portfolio composition are changing, therefore comparison of scenario weighting from period to period may not be meaningful. For example, holding all other assumptions constant, the slower growth S-2 scenario produced expected credit losses 40% higher than utilization of the baseline scenario at December 31, 2024. In contrast, for the year ended December 31, 2023, the slower growth S-2 scenario produced results 34% higher than the baseline scenario. In addition, these quantitative results are adjusted, sometimes materially, by the qualitative assessment described below.

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

The Company’s internal control over financial reporting as of December 31, 2024 was audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024.

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that internal control over financial reporting was effective as of December 31, 2024.

/s/ John M. Hairston	/s/ Michael M. Achary
John M. Hairston	Michael M. Achary
President & Chief Executive Officer	Senior Executive Vice President & Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
February 26, 2025	February 26, 2025

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hancock Whitney Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hancock Whitney Corporation and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management’s assessment and our audit of Hancock Whitney Corporation's internal control over financial reporting also included controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to comply with the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA). A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

Allowance for Credit Losses for the Collectively Evaluated Portfolios

As described in Notes 1 and 3 to the consolidated financial statements, the allowance for credit losses (“ACL”) is comprised of the allowance for loan and lease losses, a valuation account available to absorb losses on loans and leases held for investment, and the reserve for unfunded lending commitments, a liability established to absorb credit losses for the expected life of the contractual term of on and off-balance sheet exposures. As of December 31, 2024, the total allowance for credit losses was $343 million on total loans of $23.3 billion. The analysis and methodology for estimating the ACL includes two primary elements: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated for credit loss. Management utilizes internally developed credit models and third-party economic forecasts for the calculation of expected credit loss for the collectively evaluated portfolios. Management calculates a collective allowance for a two-year reasonable and supportable forecast period utilizing probability weighted multiple macroeconomic scenarios, and then reverts on a linear basis over four quarters to an average historical loss rate for the remaining term. Qualitative adjustments to the output of quantitative calculations are made when management deems it necessary to reflect differences in current and forecasted conditions as compared to those during the historical loss period used in model development.

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

February 26, 2025

We have served as the Company’s auditor since 2009.

Hancock Whitney Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
(in thousands, except per share data)	2024	2023
Assets:
Cash and due from banks	$574,910	$561,202
Interest-bearing bank deposits	939,306	626,646
Federal funds sold	409	436
Securities available for sale, at fair value (amortized cost of $5,774,133 and $5,496,718)	5,161,491	4,915,195
Securities held to maturity (fair value of $2,233,526 and $2,485,918)	2,435,663	2,684,779
Loans held for sale (includes $18,929 and $13,269 measured at fair value)	21,525	26,124
Loans	23,299,447	23,921,917
Less: allowance for loan losses	(318,882)	(307,907)
Loans, net	$22,980,565	$23,614,010
Property and equipment, net of accumulated depreciation of $345,962 and $318,746	279,767	301,639
Right of use assets, net of accumulated amortization of $67,063 and $55,815	98,822	105,799
Prepaid expense	45,763	45,234
Other real estate and foreclosed assets, net	27,797	3,628
Accrued interest receivable	143,237	157,179
Goodwill	855,453	855,453
Other intangible assets, net	35,224	44,637
Life insurance contracts	774,542	749,495
Funded pension assets, net	260,003	216,849
Deferred tax asset, net	146,567	153,384
Other assets	300,741	516,884
Total assets	$35,081,785	$35,578,573
Liabilities and Stockholders' Equity:
Deposits:
Noninterest-bearing	$10,597,461	$11,030,515
Interest-bearing	18,895,390	18,659,544
Total deposits	29,492,851	29,690,059
Short-term borrowings	639,015	1,154,829
Long-term debt	210,544	236,317
Accrued interest payable	20,148	45,000
Lease liabilities	117,817	125,618
Other liabilities	473,774	523,089
Total liabilities	30,954,149	31,774,912
Stockholders' equity:
Common stock	309,513	309,513
Capital surplus	1,719,609	1,739,671
Retained earnings	2,704,606	2,375,604
Accumulated other comprehensive loss, net	(606,092)	(621,127)
Total stockholders' equity	4,127,636	3,803,661
Total liabilities and stockholders' equity	$35,081,785	$35,578,573
Preferred shares authorized (par value of $20.00 per share)	50,000	50,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	92,947	92,947
Common shares outstanding	86,124	86,345

See accompanying notes to consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per share data)	2024	2023	2022
Interest income:
Loans, including fees	$1,452,402	$1,379,263	$940,629
Loans held for sale	1,640	1,723	1,814
Securities-taxable	194,227	189,386	166,731
Securities-tax exempt	17,698	18,627	18,847
Short-term investments	27,024	31,498	9,042
Total interest income	1,692,991	1,620,497	1,137,063
Interest expense:
Deposits	574,441	443,924	58,439
Short-term borrowings	24,372	66,657	16,191
Long-term debt	12,257	12,317	12,430
Total interest expense	611,070	522,898	87,060
Net interest income	1,081,921	1,097,599	1,050,003
Provision for credit losses	52,167	59,103	(28,399)
Net interest income after provision for credit losses	1,029,754	1,038,496	1,078,402
Noninterest income:
Service charges on deposit accounts	91,105	86,020	87,663
Trust fees	71,734	67,565	65,132
Bank card and ATM fees	85,491	82,966	84,591
Investment and annuity fees and insurance commissions	43,424	36,714	28,752
Secondary mortgage market operations	12,374	9,159	11,524
Securities transactions, net	—	(65,380)	(87)
Other income	60,001	71,436	53,911
Total noninterest income	364,129	288,480	331,486
Noninterest expense:
Compensation expense	380,591	376,055	378,482
Employee benefits	88,786	84,740	82,153
Personnel expense	469,377	460,795	460,635
Net occupancy expense	53,650	51,573	48,767
Equipment expense	17,432	18,852	18,573
Data processing expense	121,880	117,694	103,942
Professional services expense	41,935	38,331	36,065
Amortization of intangibles	9,413	11,556	14,033
Deposit insurance and regulatory fees	24,209	49,979	14,889
Other real estate and foreclosed assets income	(2,469)	(624)	(4,407)
Other expense	84,483	88,692	58,195
Total noninterest expense	819,910	836,848	750,692
Income before income taxes	573,973	490,128	659,196
Income tax expense	113,158	97,526	135,107
Net income	$460,815	$392,602	$524,089
Earnings per common share - basic	$5.30	$4.51	$6.00
Earnings per common share - diluted	$5.28	$4.50	$5.98
Dividends paid per share	$1.50	$1.20	$1.08
Weighted-average shares outstanding - basic	86,346	86,130	86,068
Weighted-average shares outstanding - diluted	86,648	86,423	86,394

See accompanying notes to consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Net income	$460,815	$392,602	$524,089
Other comprehensive income (loss) before income taxes:
Net change in unrealized gain (loss) on securities available for sale and cash flow hedges	(65,141)	91,061	(898,241)
Reclassification of net (gain) loss realized and included in earnings	52,832	115,619	(5,947)
Valuation adjustments to employee benefit plans	28,191	(13,325)	(24,139)
Amortization of unrealized net loss on securities transferred to held to maturity	1,670	1,747	1,355
Other comprehensive income (loss) before income taxes	17,552	195,102	(926,972)
Income tax expense (benefit)	2,517	44,047	(208,725)
Other comprehensive income (loss) net of income taxes	15,035	151,055	(718,247)
Comprehensive income (loss)	$475,850	$543,657	$(194,158)

See accompanying notes to consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
					Other
					Comprehensive
	Common Stock		Capital	Retained	Income (Loss),
(in thousands, except parenthetical share data)	Shares	Amount	Surplus	Earnings	Net	Total
Balance, December 31, 2021	92,947	$309,513	$1,755,701	$1,659,073	$(53,935)	$3,670,352
Net income	—	—	—	524,089	—	524,089
Other comprehensive loss	—	—	—	—	(718,247)	(718,247)
Comprehensive loss						(194,158)
Cash dividends declared ($1.08 per common share)	—	—	—	(94,891)	—	(94,891)
Common stock activity, long-term incentive plans	—	—	16,498	142	—	16,640
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	3,577	—	—	3,577
Repurchase of common stock (1,204,368 shares)	—	—	(58,892)	—	—	(58,892)
Balance, December 31, 2022	92,947	$309,513	$1,716,884	$2,088,413	$(772,182)	$3,342,628
Net income	—	—	—	392,602	—	392,602
Other comprehensive income	—	—	—	—	151,055	151,055
Comprehensive income						543,657
Cash dividends declared ($1.20 per common share)	—	—	—	(105,557)	—	(105,557)
Common stock activity, long-term incentive plans	—	—	18,972	146	—	19,118
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	3,815	—	—	3,815
Balance, December 31, 2023	92,947	$309,513	$1,739,671	$2,375,604	$(621,127)	$3,803,661
Net income	—	—	—	460,815	—	460,815
Other comprehensive income	—	—	—	—	15,035	15,035
Comprehensive income						475,850
Cash dividends declared ($1.50 per common share)	—	—	—	(131,946)	—	(131,946)
Common stock activity, long-term incentive plans	—	—	13,647	133	—	13,780
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	4,120	—	—	4,120
Repurchase of common stock (762,993 shares)	—	—	(37,829)	—	—	(37,829)
Balance, December 31, 2024	92,947	$309,513	$1,719,609	$2,704,606	$(606,092)	$4,127,636

See accompanying notes to consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$460,815	$392,602	$524,089
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,301	34,720	31,582
Provision for credit losses	52,167	59,103	(28,399)
Gain on other real estate and foreclosed assets	(2,022)	(967)	(4,382)
Deferred tax expense (benefit)	4,299	13,986	(22,166)
Increase in cash surrender value of life insurance contracts	(27,315)	(17,671)	(7,010)
(Gain) loss on disposal or impairment of assets	(1,242)	(15,753)	259
Loss on sale of securities available for sale	—	65,380	87
Net (increase) decrease in loans held for sale	4,504	(24,589)	61,031
Net amortization of securities premium/discount	13,704	16,383	35,490
Amortization of intangible assets	9,413	11,556	14,033
Stock-based compensation expense	22,703	24,652	23,489
Net change in derivative collateral liability	(5,288)	58,326	64,867
Increase (decrease) in interest payable and other liabilities	(16,833)	48,714	6,838
(Increase) decrease in other assets	84,981	(160,890)	176,354
Other, net	(6,445)	(10,303)	(34,141)
Net cash provided by operating activities	$625,742	$495,249	$842,021

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows—(Continued)

($ in thousands)	2024	2023	2022
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	$—	$977,114	$73,219
Proceeds from maturities of securities available for sale	454,188	813,214	502,628
Purchases of securities available for sale	(750,265)	(1,044,988)	(635,593)
Proceeds from maturities of securities held to maturity	238,899	163,266	147,879
Purchases of securities held to maturity	—	(6,023)	(884,427)
Proceeds received upon termination of fair value hedge instruments	—	19,275	90,601
Payments made to terminate cash flow hedge instruments	(13,730)	(2,915)	—
Net redemptions (purchases) of Federal Home Loan Bank stock	134,667	(68,057)	(12,095)
Net (increase) decrease in short-term investments	(312,633)	(303,022)	3,506,845
Proceeds from sales of loans and leases	119,166	115,119	30,652
Net (increase) decrease in loans	407,460	(968,237)	(2,088,836)
Purchases of life insurance contracts	—	—	(65,000)
Purchases of property and equipment	(10,237)	(25,025)	(29,145)
Proceeds from sales of property	6,144	33,130	62
Proceeds from sales of other real estate and foreclosed assets	1,795	3,575	14,081
Other, net	(698)	(1,637)	11,487
Net cash provided by (used in) investing activities	274,756	(295,211)	662,358
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(197,208)	619,710	(1,395,548)
Net increase (decrease) in short-term borrowings	(515,814)	(716,442)	206,210
Repayments of long-term debt	—	—	(480)
Issuance of long-term debt, net of issuance costs	—	—	5,629
Dividends paid	(130,840)	(104,697)	(94,458)
Payroll tax remitted on net share settlement of equity awards	(9,358)	(5,681)	(7,386)
Other repurchases of common stock	(37,690)	—	(58,892)
Proceeds from exercise of stock options	—	—	227
Proceeds from dividend reinvestment and stock purchase plan	4,120	3,815	3,577
Net cash used in financing activities	(886,790)	(203,295)	(1,341,121)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	13,708	(3,257)	163,258
CASH AND DUE FROM BANKS, BEGINNING	561,202	564,459	401,201
CASH AND DUE FROM BANKS, ENDING	$574,910	$561,202	$564,459

SUPPLEMENTAL INFORMATION
Income taxes paid	$89,635	$103,190	$135,193
Interest paid	635,770	487,681	80,076

SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	28,491	4,302	596

See accompanying notes to consolidated financial statements.

Note 1. Summary of Significant Accounting Policies and Recent Accounting Pronouncements

DESCRIPTION OF BUSINESS

Hancock Whitney Corporation (the “Company”) is a financial services company headquartered in Gulfport, Mississippi that is both a financial holding company and a bank holding company registered under the Bank Holding Company Act of 1956, as amended. The Company provides a comprehensive and fully integrated suite of financial choices to customers through its bank subsidiary, Hancock Whitney Bank (the “Bank”), a Mississippi state bank. The Bank offers a broad range of traditional and online banking services to commercial, small business and retail customers, providing a variety of transaction and savings deposit products, treasury management services, secured and unsecured loan products (including revolving credit facilities), and letters of credit and similar financial guarantees. The Bank also provides access to trust and investment management services to retirement plans, corporations and individuals, as well as investment advisory and brokerage products. In addition, the Company offers its customers access to fixed annuity and life insurance products and investment management and other services through its limited purpose broker-dealer subsidiary, Hancock Whitney Investment Services, Inc., a nonbank subsidiary of the holding company. The Company primarily operates across the Gulf South region, including southern and central Mississippi; southern and central Alabama; southern, central and northwest Louisiana; the northern, central, and panhandle regions of Florida; and the certain areas of east and northeast Texas. In addition, the Company operates loan and deposit production offices in the metropolitan areas of Nashville, Tennessee and Atlanta, Georgia.

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

Cash and Due from Banks

The Company considers only cash on hand, cash items in process of collection and noninterest-bearing balances due from financial institutions as cash and due from banks.

Securities

Securities are classified as trading, held to maturity or available for sale. Management determines the appropriate classification of debt and equity securities at the time of purchase and reevaluates this classification periodically as conditions change that could require reclassification.

Available for sale securities are stated at fair value. Unrealized holding gains and unrealized holding losses are reported net of tax in other comprehensive income or loss and in accumulated other comprehensive income or loss (AOCI) until realized.

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

Credit Losses on Securities

At least quarterly, or more often when warranted, the Company performs an assessment of held to maturity debt securities for expected credit losses and available for sale debt securities for credit-related impairment, resulting in an allowance for credit losses, if applicable. The Company applies the practical expedient to exclude the accrued interest receivable balance from amortized cost basis of securities. The allowance for credit losses on held to maturity debt securities is estimated at the individual security level when there is a more than inconsequential risk of default. The assessment uses probability of default and loss given default models based on public ratings, where available, or mapped internally developed risk grades to public ratings and forecasted cash flows using the same economic forecasts and probability weighting as used for the Company’s evaluation of the loan portfolio. Qualitative adjustments to the output of the quantitative calculation are made when management deems it necessary to reflect differences in current and forecasted conditions as compared to those during the historical loss period used in model development. The Company evaluates credit impairment on available for sale debt securities at an individual security level. This evaluation is done for securities whose fair value is below amortized cost with a more than inconsequential risk of default and where the Company has assessed the decline in fair value is significant enough to suggest a credit event occurred. Credit events are generally assessed based on adverse conditions specifically related to the security, an industry, or geographic area, changes in the financial condition of the issuer of the security, or in the case of an asset-backed debt security, changes in the financial condition of the underlying loan obligors. The allowance for credit losses for such securities is measured using a discounted cash flow methodology, through which management compares the present value of expected cash flows with the amortized cost basis of the security. The allowance for credit loss is limited to the amount by which the fair value is less than the amortized cost basis.

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

Acquired Loans

Acquired loans are segregated between those purchased with credit deterioration (PCD) and those that are not (non-PCD). Loans considered PCD include those individual loans (or groups of loans with similar risk characteristics) that as of the date of acquisition are assessed as having experienced a more-than-insignificant deterioration in credit quality since origination. The assessment of what is more-than-insignificant credit deterioration since origination considers information including, but not limited to, financial assets that are delinquent, on nonaccrual and/or otherwise adversely risk rated as of the acquisition date, those that have been downgraded since origination, and those for which, after origination, credit spreads have widened beyond the threshold specified in policy. The Company bifurcates the fair value discount between the credit and noncredit components and records an allowance for credit losses for PCD loans by adding the credit portion of the fair value discount to the initial amortized cost basis and increasing the allowance for credit losses at the date of acquisition. Any noncredit discount or premium resulting from acquiring loans with credit deterioration is allocated to each individual asset. All non-PCD loans acquired are recorded at the estimated fair value of the loan at acquisition, with the estimated allowance for credit loss recorded as a provision for credit losses through earnings in the period in which the acquisition has occurred. The noncredit discount or premium for PCD loans and full discount for non-PCD loans will be accreted to interest income using the interest method based on the effective interest rate at the acquisition date.

Modifications of Loans to Borrowers Experiencing Financial Difficulties and Troubled Debt Restructurings

As part of our loss mitigation efforts, we may provide modifications to borrowers experiencing financial difficulty to improve long-term collectability of the loans and to avoid the need for repossession or foreclosure of collateral. As described in the "Recent Accounting Pronouncements" that appears later in this footnote, the Company adopted Accounting Standards Update (ASU) 2022-02, effective January 1, 2023, that requires monitoring and reporting of qualifying modifications, including renewals and refinancings where the borrowers are experiencing financial difficulties (MEFDs). Qualifying modifications are interest rate reductions, other-than-insignificant payment delays, term extensions, or any combination of these terms. Our MEFD policy generally considers six months or less to be the time frame that is considered insignificant for payment delays and/or term extensions. Multiple payment delays and/or term extensions to borrowers experiencing financial difficulty within a twelve-month period are evaluated collectively. Qualifying modified loans are subject to reporting requirements for the twelve-month period following the modification. This standard was adopted on a prospective basis and therefore, only modifications on or after January 1, 2023 are evaluated and reported under the new requirements.

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

Prior to January 1, 2023, troubled debt restructurings (TDRs) occurred when a borrower was experiencing, or was expected to experience, financial difficulties in the near-term and a modification of loan terms was granted that would otherwise not have been considered. Like MEFDs, troubled debt restructurings resulted in loans remaining on nonaccrual, moving to nonaccrual, or continuing to accrue, depending on the individual facts and circumstances of the borrower. When establishing credit reserves on a loan modified in a TDR, the loan’s value was determined by either the present value of expected cash flows calculated using the loan’s effective interest rate before the restructuring, or the loan’s observable market price or the fair value of the collateral if the loan was collateral dependent. If the value as determined was less than the recorded investment in the loan, the difference was charged off through the allowance for loan and lease losses.

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

Service Charges on Deposit Accounts

Service charges on deposit accounts include transaction-based fees for nonsufficient funds, account analysis fees, and other service charges on deposits, including monthly account service fees. Nonsufficient funds fees are recognized at the time when the account overdraft occurs in accordance with regulatory guidelines. Account analysis fees consist of fees charged on certain business deposit accounts based upon account activity as well as other monthly account fees, and are recorded under the accrual method of accounting as services are performed.

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

Bank Card and Automated Teller Machine (ATM) Fees

Bank card and ATM fees include credit card, debit card and ATM transaction revenue. The majority of this revenue is card interchange fees earned through a third-party network. Performance obligations are satisfied for each transaction when the card is used and the funds are remitted. The network establishes interchange fees that the merchant remits for each transaction, and costs are incurred from the network for facilitating the interchange with the merchant. Card fees also include merchant services fees earned for providing merchants with card processing capabilities.

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

Investment and Annuity Fees and Insurance Commissions

Investment and annuity services fee income represents income earned from investment and advisory services. The Company provides its customers with access to investment products through the use of third-party carriers to meet their financial needs and investment objectives. Upon selection of an investment product, the customer enters into a policy with the carrier. The performance obligation is satisfied by fulfilling its responsibility to process the order to acquire the investment for which a commission fee is earned from either the carrier or our third-party service provider based on agreed-upon fee percentages on a trade date basis, net of any associated costs. The Company has a contractual relationship with a third-party broker dealer to provide full-service brokerage and investment advisory activities. As the agent in the arrangement, the Company recognizes the investment services commissions on a net basis. Investment revenue also includes portfolio management fees, which represent monthly fees charged on a contractual basis to customers for the management of their investment portfolios and are recorded under the accrual method of accounting. Prior to August 12, 2022, investment and annuity services fee income was recorded on a gross basis, with expenses recorded in the appropriate expense line item; subsequent to that date, such fee income is recorded net of expenses, as the Company is now agent in these transactions following a change in service providers.

This revenue line item includes investment banking income, which includes fees for services arising from securities offerings or placements in which the Company acts as a principal. Revenue is recognized at the time the underwriting is completed and the revenue is reasonably determinable. Any costs associated with these transactions are reflected in the appropriate expense line item.

Insurance commission revenue is recognized as of the effective date of the insurance policy, as the Company’s performance obligation is connecting the customer to the insurance products. Until August 12, 2022, the Company also received contingent commissions from insurance companies as additional incentive for achieving specified premium volume goals and/or the loss experience of the insurance placed. Those fees are no longer earned following the change in service providers. Those contingent commissions from insurance companies as well as fees for policy renewals are recognized when determinable, which is generally when such commissions are received or when we receive data from the insurance companies and/or our third-party service provider that allows the reasonable estimation of these amounts. Prior to August 12, 2022, costs associated with these transactions were reflected in the appropriate expense line item; subsequent to that date, with the change in service providers, the Company is now agent in these transactions and expenses are recorded net in this revenue line item.

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

The Company makes investments that generate solar investment tax credits (solar ITC). The Company uses the deferral method of accounting for solar ITC investments whereby the tax benefit from the investment tax credits is recognized as a reduction of the book basis of the related asset and is amortized into income over the tax life of the underlying investment.

The Company also made investments in projects that yield tax credits issued under the Qualified Zone Academy Bonds (QZAB) and Qualified School Construction Bonds (QSCB) prior to December 31, 2017, as well as Federal and State New Market Tax Credit (NMTC) programs. Returns on these investments are generated through the receipt of federal and state tax credits. The tax credits are recorded as a reduction to the income tax provision in the year that they are earned. Tax credits from QZAB and QSCB bonds are generally earned over the life of the bonds in lieu of interest income. Credits on Federal NMTC investments are earned over the seven- year compliance period beginning with the year of investment. Credits on State NMTC investments are generally earned over a three to five-year period depending upon the specific state program. The Company has elected not to apply the proportional amortization method to the qualifying NMTC program for any existing and future eligible investments. As such, any investment income, gains and losses, and tax credits will continue to be presented gross in statement of income, where income and gains and losses on the investment are reported as a component of pre-tax book income/loss while the tax credits are reported as a component of income tax expense. The election for any eligible future investments in other tax credit programs will be made at the time of investment.

The Company also invests in affordable housing projects that generate low-income tax credits (LIHTC) that are earned over a 10-year period, beginning with the year the rental activity begins. The Company has elected to use the practical expedient method to amortize the investment cost, which approximates the proportional amortization method, over the 10-year tax credit period.

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

Reportable Segment Disclosures

U.S. GAAP requires that information be reported about a company’s operating segments using a “management approach.” Reportable segments are identified in these standards as those revenue-producing components for which discrete financial information is produced internally and which are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. The Company’s stated strategy is to provide a consistent package of banking products and services throughout a coherent market area; as such, the Company has identified its overall banking operations as its only reportable segment. Because the overall banking operations comprise substantially all of the Company’s consolidated operations, no separate financial segment disclosures are presented. See additional segment disclosure information in Note 16 – Segment Reporting.

Other

Assets held by the Bank in a fiduciary capacity are not assets of the Bank and are not included in the Consolidated Balance Sheets.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2024

In March 2023, FASB issued Accounting Standards Update (ASU) 2023-02, “Investments – Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method,” to allow reporting entities to have the option to elect and expand the use of the proportional amortization method of accounting for qualifying tax credit equity investments structures that meet certain criteria. The Company adopted this standard effective January 1, 2024, and has elected not to apply the proportional amortization method to the new market tax program, which includes our existing qualifying new market tax credit investments. The election for any eligible future investments in other tax credit programs will be made at the time of investment. The adoption of this standard had no impact to the Company’s consolidated results of operations or financial condition.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in this update improve reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses and other information, including disclosure of the title and position of the chief operating decision maker (CODM) and an explanation of how the CODM uses reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. In addition, the update requires entities that have identified a single reportable segment to provide disclosures required by the amendments in this update and all existing segment disclosures in Topic 280. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this standard effective December 31, 2024 and included the required disclosures in Note 16 –Segment Reporting. As the update contains only amendments to disclosure requirements, adoption had no impact to the Company’s consolidated results of operations or financial condition.

Accounting Standards Adopted in 2023 and 2022

In March 2022, the FASB issued ASU 2022-02, "Financial Instruments: Credit Losses (Topic 326) - Troubled Debt Restructurings and Vintage Disclosures." The amendments in this update cover two matters: (1) the elimination of TDR recognition and measurement guidance as prescribed by ASC 310-40 and introduced new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty; and (2) for public business entities, the requirement that an entity disclose current-period gross write-offs by year of origination for financing receivables in the vintage disclosures required for public business entities. The Company adopted this standard effective January 1, 2023, on a prospective basis for all amendments. The adoption of this standard was not material to the Company’s consolidated results of operations or financial condition. See further discussion of the resulting changes to our policies in the “Modifications of loans to Borrowers Experiencing Financial Difficulties and Troubled Debt Restructurings” section of this Note and required disclosures in Note 3 – Loans.

The following additional standards were applicable to the Company and adopted in 2023 and 2022 but did not have a material impact on the Company’s consolidated financial position or results of operation:

•
ASU 2022-01, "Derivatives and Hedging (Topic 815): Fair Value Hedging - Portfolio Layer Method"
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

In October 2023, the FASB issued ASU 2023-06, “Disclosure Improvements,” to modify the disclosure or presentation requirements related to various subtopics in the FASB Accounting Standards Codification. The ASU was issued in response to the Securities and Exchange Commission (SEC) August 2018 final rule that updated and simplified disclosure requirements that the SEC believed were redundant, duplicative, overlapping, outdated, or superseded. The amendments in this update are intended to align U.S. GAAP requirements with those of the SEC and to facilitate the application of U.S. GAAP for all entities. The amendments in this update add 14 of the 27 disclosure or presentation requirements identified in the SEC’s final rule to the Codification. However, each amendment in the ASU will only become effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. For entities subject to the SEC’s existing disclosure requirements, such as the Company, the effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. The amendments in this update should be applied prospectively. The Company is currently evaluating the provision of this guidance, but expects any applicable provisions to affect only presentation or disclosure and, therefore, have no effect on its consolidated results of operations or financial condition.

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," to enhance the transparency and decision usefulness of income tax disclosures by requiring additional categories of information about federal, state, and foreign income taxes to be included in the rate reconciliation and by requiring more detail to be disclosed on certain reconciling item categories that meet a quantitative threshold. Additionally, the amendment requires all entities to annually disclose disaggregated information about income taxes paid using specific quantitative thresholds and income tax expense (or benefit) from continuing operations. The amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. Entities should apply the amendments on a prospective basis and retrospective application is permitted. As the update contains only amendments to disclosure requirements, adoption will have no impact to the Company’s consolidated results of operations or financial condition.

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40),” to improve the disclosures about a public business entity’s expenses in commonly presented expense captions. The amendments in this update require disclosure of specified information about certain costs and expenses in the notes to financial statements. Disclosure requirements also include a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, among other items. An entity is not precluded from providing additional voluntary disclosures that may provide investors with additional decision-useful information. This update, as amended, is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update, or retrospectively to any or all prior periods presented in the financial statements. The Company is currently assessing the provisions of this guidance. As the update contains only amendments to disclosure requirements, adoption will have no impact to the Company’s consolidated results of operations or financial condition.

Note 2. Securities

The following tables set forth the amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities classified as available for sale and held to maturity at December 31, 2024 and 2023. Amortized cost of securities does not include accrued interest which is reflected in the accrued interest line item on the consolidated balance sheets totaling $29.8 million and $27.4 million at December 31, 2024 and December 31, 2023, respectively.

Securities Available for Sale
	December 31, 2024				December 31, 2023
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$185,827	$349	$3,894	$182,282	$97,741	$1,581	$1,514	$97,808
Municipal obligations	200,272	—	3,942	196,330	203,533	79	2,200	201,412
Residential mortgage-backed securities	2,482,109	496	353,554	2,129,051	2,440,411	2,734	329,279	2,113,866
Commercial mortgage-backed securities	2,849,372	2,185	250,592	2,600,965	2,683,872	7,176	253,576	2,437,472
Collateralized mortgage obligations	37,553	—	2,306	35,247	47,661	—	3,376	44,285
Corporate debt securities	19,000	—	1,384	17,616	23,500	—	3,148	20,352
Total	$5,774,133	$3,030	$615,672	$5,161,491	$5,496,718	$11,570	$593,093	$4,915,195

Securities Held to Maturity
	December 31, 2024				December 31, 2023
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$394,689	$—	$45,876	$348,813	$413,490	$179	$43,971	$369,698
Municipal obligations	623,907	169	20,867	603,209	664,488	1,252	19,593	646,147
Residential mortgage-backed securities	573,057	—	61,525	511,532	654,262	—	59,223	595,039
Commercial mortgage-backed securities	818,604	—	72,854	745,750	920,048	—	75,803	844,245
Collateralized mortgage obligations	25,406	—	1,184	24,222	32,491	—	1,702	30,789
Total	$2,435,663	$169	$202,306	$2,233,526	$2,684,779	$1,431	$200,292	$2,485,918

The Company held no securities classified as trading at December 31, 2024 or 2023.

The following tables present the amortized cost and fair value of debt securities available for sale and held to maturity at December 31, 2024 by contractual maturity. Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateral mortgage obligations.

($ in thousands)	Amortized Cost	Fair Value
Debt Securities Available for Sale
Due in one year or less	$36,791	$36,914
Due after one year through five years	958,196	924,308
Due after five years through ten years	2,330,532	2,099,062
Due after ten years	2,448,614	2,101,207
Total available for sale debt securities	$5,774,133	$5,161,491

($ in thousands)	Amortized Cost	Fair Value
Debt Securities Held to Maturity
Due in one year or less	$105,692	$105,035
Due after one year through five years	780,633	740,241
Due after five years through ten years	572,371	535,864
Due after ten years	976,967	852,386
Total held to maturity debt securities	$2,435,663	$2,233,526

The following table presents the proceeds from, gross gains on, and gross losses on sales of securities during the years ended December 31, 2024, 2023 and 2022. Net gains or losses are reflected in the "Securities transactions, net" line item on the Consolidated Statements of Income.

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Proceeds	$—	$977,114	$73,219
Gross gains	—	—	—
Gross losses	—	65,380	87

During the twelve months ended December 31, 2022, the Company transferred securities with an aggregate fair value of $561.8 million, inclusive of an unrealized loss of $15.4 million, from the available for sale portfolio to the held to maturity portfolio; as such, the securities were recorded with an amortized cost of $561.8 million within the held to maturity portfolio. The unrealized loss is reflected in accumulated other comprehensive income and is being amortized to interest income over the remaining lives of the securities. There were no such transfers in 2024 or 2023.

Securities with carrying values totaling approximately $3.9 billion at December 31, 2024 and $4.7 billion at December 31, 2023 were pledged as collateral, primarily to secure public deposits or securities sold under agreements to repurchase.

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

The fair value and gross unrealized losses for securities classified as available for sale with unrealized losses at December 31, 2024 are presented in the table below.

Available for sale
	December 31, 2024
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$130,453	$2,243	$7,247	$1,651	$137,700	$3,894
Municipal obligations	24,149	247	170,110	3,695	194,259	3,942
Residential mortgage-backed securities	347,772	2,935	1,554,001	350,619	1,901,773	353,554
Commercial mortgage-backed securities	184,534	2,738	2,139,191	247,854	2,323,725	250,592
Collateralized mortgage obligations	—	—	35,247	2,306	35,247	2,306
Corporate debt securities	—	—	15,616	1,384	15,616	1,384
Total	$686,908	$8,163	$3,921,412	$607,509	$4,608,320	$615,672

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

The fair value and gross unrealized losses for securities classified as held to maturity with unrealized losses at December 31, 2024 are presented in the table below.

Held to maturity
	December 31, 2024
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$27,660	$840	$321,154	$45,036	$348,814	$45,876
Municipal obligations	82,028	451	497,999	20,416	580,027	20,867
Residential mortgage-backed securities	—	—	511,531	61,525	511,531	61,525
Commercial mortgage-backed securities	—	—	745,750	72,854	745,750	72,854
Collateralized mortgage obligations	—	—	24,222	1,184	24,222	1,184
Total	$109,688	$1,291	$2,100,656	$201,015	$2,210,344	$202,306

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

At December 31, 2024 and 2023, the Company had 729 and 698 securities, respectively, with market values below their cost basis. There were no material unrealized losses related to the marketability of the securities or the issuer’s ability to meet contractual obligations. In all cases, the indicated impairment on these debt securities would be recovered no later than the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. The unrealized losses were deemed to be non-credit related at December 31, 2024 and 2023. The Company had adequate liquidity and, therefore, neither planned to nor expected to be required to liquidate these securities before recovery of the amortized cost basis.

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

The following table presents loans at their amortized cost basis, by portfolio class at December 31, 2024 and December 31, 2023. The amortized cost basis is net of unearned income and excludes accrued interest totaling $109.8 million and $124.7 million at December 31, 2024 and 2023, respectively. Accrued interest is reflected in the accrued interest line item in the Consolidated Balance Sheets.

	December 31,
($ in thousands)	2024	2023
Commercial non-real estate	$9,876,592	$9,957,284
Commercial real estate - owner occupied	3,011,955	3,093,763
Total commercial and industrial	12,888,547	13,051,047
Commercial real estate - income producing	3,798,612	3,986,943
Construction and land development	1,281,115	1,551,091
Residential mortgages	3,961,328	3,886,072
Consumer	1,369,845	1,446,764
Total loans	$23,299,447	$23,921,917

The following briefly describes the composition of each loan category and portfolio class.

Commercial and industrial

Commercial and industrial loans are made available to businesses for working capital (including financing of inventory and receivables), for business expansion, facilitating the acquisition of a business, and for the purchase of equipment and machinery, including equipment leasing. These loans are primarily made based on the identified cash flows of the borrower and, when secured, have the added strength of the underlying collateral.

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

Commercial real estate – income producing

Commercial real estate – income producing loans consist of loans secured by commercial mortgages on properties where the loan is made to real estate developers or investors and repayment is dependent on the sale, refinance, or income generated from the operation of the property. Properties financed include multifamily, retail, healthcare related facilities, industrial, office, hotel/motel and restaurants, and other commercial properties.

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

Residential mortgages

Residential mortgages consist of closed-end loans secured by first liens on 1- 4 family residential properties. The portfolio includes both fixed and adjustable-rate loans, although most longer-term, fixed-rate loans originated are generally sold in the secondary mortgage market.

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

The Bank makes loans in the normal course of business to directors and executive officers of the Company and the Bank and to their associates. Loans to such related parties are made on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with unrelated parties and do not involve more than normal risk of collectability when originated. Balances of loans to the Company’s directors, executive officers and their associates at December 31, 2024 and 2023 were approximately $46.2 million and $23.5 million, respectively. Related party loan activity in 2024 reflect new loans of $25.7 million, repayments of $17.1 million, and a net increase of $14.1 million related to changes in directors and executive officers and their associates.

The Bank has a line of credit with the Federal Home Loan Bank of Dallas that is secured by blanket pledges of certain qualifying loan types. The Bank had no borrowings on this line at December 31, 2024 and $0.7 billion at December 31,2023.

LIBOR Transition

Effective July 1, 2023, the London Interbank Offered Rate (LIBOR) is no longer a representative rate for the overnight, one-month, three-month, six-month, and twelve-month settings. The Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”), signed into law in March of 2022, offered a federal solution for transitioning legacy instruments that lack sufficient provisions addressing LIBOR’s cessation by outlining a uniform process to govern the transition from LIBOR to a replacement rate. The Federal Reserve Bank Board, authorized under the LIBOR Act to issue appropriate and necessary regulations to administer and carry out the purposes of the Act, issued final regulations which became effective on February 27, 2023. Under the LIBOR Act and the related regulations, the Chicago Mercantile Exchange Term Secured Overnight Financing Rate (CME Term SOFR) plus a tenor spread adjustment was designated as the replacement reference rate for instruments that previously referenced LIBOR.

Effective July 3, 2023, approximately $3.1 billion of variable rate loans tied to LIBOR were transitioned in accordance with the statutory framework established by the Federal Reserve, with the transition rate to be utilized upon the next reset period, in a manner that is consistent with industry practice. There was no material financial impact from this transition on the Company’s operating results for the years ended December 31, 2024 or 2023.

The following schedules show activity in the allowance for credit losses by portfolio class for the years ended December 31, 2024, 2023 and 2022, as well as the corresponding recorded investment in loans at December 31, 2024, 2023 and 2022.

	Commercial Non-Real Estate	Commercial Real Estate-Owner Occupied	Total Commercial and Industrial	Commercial Real Estate-Income Producing	Construction and Land Development	Residential Mortgages	Consumer	Total
($ in thousands)	Year Ended December 31, 2024
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$101,737	$40,197	$141,934	$74,539	$27,039	$38,983	$25,412	$307,907
Charge-offs	(45,488)	(143)	(45,631)	(8,822)	(264)	(380)	(17,987)	(73,084)
Recoveries	22,292	1,036	23,328	7	64	595	3,057	27,051
Net provision for loan losses	42,549	(4,826)	37,723	6,251	(5,681)	3,247	15,468	57,008
Ending balance - allowance for loan losses	$121,090	$36,264	$157,354	$71,975	$21,158	$42,445	$25,950	$318,882
Reserve for unfunded lending commitments:
Beginning balance	$5,507	$327	$5,834	$1,344	$20,019	$30	$1,667	$28,894
Provision for losses on unfunded commitments	934	(18)	916	(702)	(5,380)	(26)	351	(4,841)
Ending balance - reserve for unfunded lending commitments	$6,441	$309	$6,750	$642	$14,639	$4	$2,018	$24,053
Total allowance for credit losses	$127,531	$36,573	$164,104	$72,617	$35,797	$42,449	$27,968	$342,935
Allowance for credit losses:
Individually evaluated	$8,672	$—	$8,672	$—	$—	$751	$197	$9,620
Collectively evaluated	$118,859	$36,573	$155,432	$72,617	$35,797	$41,698	$27,771	$333,315

	Commercial Non-Real Estate	Commercial Real Estate-Owner Occupied	Total Commercial and Industrial	Commercial Real Estate-Income Producing	Construction and Land Development	Residential Mortgages	Consumer	Total
($ in thousands)	Year Ended December 31, 2023
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$96,461	$48,284	$144,745	$71,961	$30,498	$32,464	$28,121	$307,789
Charge-offs	(59,830)	—	(59,830)	(73)	(72)	(55)	(15,393)	(75,423)
Recoveries	6,152	957	7,109	14	11	1,278	3,611	12,023
Net provision for loan losses	58,954	(9,044)	49,910	2,637	(3,398)	5,296	9,073	63,518
Ending balance - allowance for loan losses	$101,737	$40,197	$141,934	$74,539	$27,039	$38,983	$25,412	$307,907
Reserve for unfunded lending commitments:
Beginning balance	$4,984	$302	$5,286	$1,395	$25,110	$31	$1,487	$33,309
Provision for losses on unfunded commitments	523	25	548	(51)	(5,091)	(1)	180	(4,415)
Ending balance - reserve for unfunded lending commitments	$5,507	$327	$5,834	$1,344	$20,019	$30	$1,667	$28,894
Total allowance for credit losses	$107,244	$40,524	$147,768	$75,883	$47,058	$39,013	$27,079	$336,801
Allowance for credit losses:
Individually evaluated	$1,666	$—	$1,666	$—	$—	$—	$—	$1,666
Collectively evaluated	$105,578	$40,524	$146,102	$75,883	$47,058	$39,013	$27,079	$335,135

	Commercial Non-Real Estate	Commercial Real Estate-Owner Occupied	Total Commercial and Industrial	Commercial Real Estate-Income Producing	Construction and Land Development	Residential Mortgages	Consumer	Total
($ in thousands)	Year Ended December 31, 2022
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$95,888	$53,433	$149,321	$108,058	$22,102	$30,623	$31,961	$342,065
Charge-offs	(7,637)	(948)	(8,585)	(1,073)	(3)	(137)	(12,792)	(22,590)
Recoveries	11,812	733	12,545	878	134	1,749	5,382	20,688
Net provision for loan losses	(3,602)	(4,934)	(8,536)	(35,902)	8,265	229	3,570	(32,374)
Ending balance - allowance for loan losses	$96,461	$48,284	$144,745	$71,961	$30,498	$32,464	$28,121	$307,789
Reserve for unfunded lending commitments:
Beginning balance	$4,522	$323	$4,845	$1,694	$21,907	$22	$866	$29,334
Provision for losses on unfunded commitments	462	(21)	441	(299)	3,203	9	621	3,975
Ending balance - reserve for unfunded lending commitments	$4,984	$302	$5,286	$1,395	$25,110	$31	$1,487	$33,309
Total allowance for credit losses	$101,445	$48,586	$150,031	$73,356	$55,608	$32,495	$29,608	$341,098
Allowance for credit losses:
Individually evaluated	$71	$31	$102	$16	$18	$239	$101	$476
Collectively evaluated	$101,374	$48,555	$149,929	$73,340	$55,590	$32,256	$29,507	$340,622

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

The modest net increase in the allowance for credit losses at December 31, 2024 compared to December 31, 2023 reflects higher coverage across most portfolios, due to the expected impact of stress related to prolonged elevated interest rates and inflation and other market conditions. In arriving at the allowance for credit losses at December 31, 2024, the Company weighted Moody’s December 2024 baseline economic forecast at 40% and downside mild recessionary S-2 scenario at 60%. The December 2024 baseline scenario maintains a generally optimistic outlook in its assumptions surrounding the drivers of economic growth, with no recession forecasted in the near-term. The S-2 scenario is less optimistic compared to the baseline with a mild recession forecasted starting in the first quarter of 2025 and lasting for three quarters.

The modest decrease in the allowance for credit losses at December 31, 2023 as compared to December 31, 2022 reflected relatively stable economic conditions, outlook and credit quality metrics for the year. In arriving at the allowance for credit losses at December 31, 2023, the Company weighted the baseline economic forecast at 40%, the downside recessionary scenario S-2 at 60%. The decrease in the allowance for credit losses at December 31, 2022 as compared to December 31, 2021 reflected improvement in expected economic conditions. In arriving at the allowance for credit losses at December 31, 2022, the Company weighted the baseline economic forecast at 25%, the downside recessionary scenario S-2 at 75%.

Nonaccrual Loans and Certain Reportable Modified Loan Disclosures

The following table shows the composition of nonaccrual loans and those without an allowance for loan loss, by portfolio class at December 31, 2024 and 2023.

	December 31,
	2024		2023
($ in thousands)	Total Nonaccrual	Nonaccrual Without Allowance For Loan Loss	Total Nonaccrual	Nonaccrual Without Allowance For Loan Loss
Commercial non-real estate	$33,418	$4,855	$20,840	$13,637
Commercial real estate - owner occupied	2,727	1,198	2,228	—
Total commercial and industrial	36,145	6,053	23,068	13,637
Commercial real estate - income producing	356	—	461	—
Construction and land development	5,561	4,929	815	—
Residential mortgages	44,086	1,475	26,137	—
Consumer	11,187	500	8,555	—
Total loans	$97,335	$12,957	$59,036	$13,637

As a part of our loss mitigation efforts, we may provide modifications to borrowers experiencing financial difficulty to improve long-term collectability of the loans and to avoid the need for repossession or foreclosure of collateral. As described in Note 1 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements, accounting and reporting requirements changed related to such modifications effective January 1, 2023.

Nonaccrual loans include reportable nonaccruing modified loans to borrowers experiencing financial difficulty (MEFDs) of $20.2 million at December 31, 2024 and $0.1 million, at December 31, 2023. Total reportable MEFDs, both accruing and nonaccruing, were $99.5 million at December 31, 2024 and $24.5 million at December 31, 2023. Unfunded commitments to borrowers whose terms have been modified as a reportable MEFD were $6.9 million and $0.7 million at December 31, 2024 and 2023, respectively.

The tables below provide detail by portfolio class for reportable MEFDs entered into during the years ended December 31, 2024 and 2023. Modified facilities are reported using the balance at the end of each period reported and are reflected only once in each table based on the type of modification or combination of modification.

	Year Ended December 31, 2024
	Term Extension		Payment Delay		Term Extensions and Payment Delay		Other(1)
($ in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Commercial non-real estate	$58,176	0.59%	$19,150	0.19%	$15,373	0.16%	$758	0.01%
Commercial real estate - owner occupied	—	—	—	—	—	—	—	—
Total commercial and industrial	58,176	0.45%	19,150	0.15%	15,373	0.12%	758	0.01%
Commercial real estate - income producing	2,741	0.07%	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—
Residential mortgages	3,170	0.08%	—	—	—	—	—	—
Consumer	131	0.01%	—	—	—	—	—	—
Total reportable modified loans	$64,218	0.28%	$19,150	0.08%	$15,373	0.07%	$758	0.00%

(1) Includes interest rate reduction and other than insignificant payment delays.

	Year Ended December 31, 2023
	Term Extension		Payment Delay		Term Extensions and Payment Delay		Other(1)
($ in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Commercial non-real estate	$7,930	0.08%	$4,274	0.04%	$9,753	0.10%	$—	—
Commercial real estate - owner occupied	1,774	0.06%	—	—	—	—	—	—
Total commercial and industrial	9,704	0.07%	4,274	0.03%	9,753	0.07%	—	—
Commercial real estate - income producing	—	—	—	—	—	—	—	—
Construction and land development	85	0.01%	—	—	—	—	—	—
Residential mortgages	254	0.01%	—	—	—	—	202	0.01%
Consumer	78	0.01%	—	—	196	0.01%	—	—
Total reportable modified loans	$10,121	0.04%	$4,274	0.02%	$9,949	0.04%	$202	0.00%

(1) Includes interest rate reduction and other than insignificant payment delays.

Reportable modifications to borrowers experiencing financial difficulty during the year ended December 31, 2024 consisted of weighted-average term extensions totaling nine months for the commercial portfolio, six years for the residential mortgage portfolio and four years for the consumer portfolio. The weighted-average term of other than insignificant payment delays for the commercial portfolio was eight months. The weighted-average interest rate reduction for the commercial portfolio was 50 basis points. Reported term extensions and payment delays are considered more than insignificant if they exceeded six months when considering other modifications made in the past twelve months.

Reportable modifications to borrowers experiencing financial difficulty during the year ended December 31, 2023 consisted of weighted-average term extensions totaling ten months for commercial, ten years for residential mortgage and eight years for consumer. The weighted-average term of other than insignificant payment delays for the commercial and consumer portfolios was three months. The weighted-average interest rate reduction for the residential mortgage portfolio was 80 basis points. Reported term extensions and payment delays are considered more than insignificant if they exceeded six months when considering other modifications made in the past twelve months.

The tables below present the aging analysis of reportable modifications to borrowers experiencing financial difficulty by portfolio class at December 31, 2024 and 2023.

December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Reportable Modified Loans
(in thousands)
Commercial non-real estate	$1,975	$—	$12,548	$14,523	$78,934	$93,457
Commercial real estate - owner occupied	—	—	—	—	—	—
Total commercial and industrial	1,975	—	12,548	14,523	78,934	93,457
Commercial real estate - income producing	—	826	—	826	1,915	2,741
Construction and land development	—	—	—	—	—	—
Residential mortgages	179	249	501	929	2,241	3,170
Consumer	—	—	—	—	131	131
Total reportable modified loans	$2,154	$1,075	$13,049	$16,278	$83,221	$99,499

December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Reportable Modified Loans
(in thousands)
Commercial non-real estate	$3,149	$233	$4,430	$7,812	$14,145	$21,957
Commercial real estate - owner occupied	—	—	—	—	1,774	1,774
Total commercial and industrial	3,149	233	4,430	7,812	15,919	23,731
Commercial real estate - income producing	—	—	—	—	—	—
Construction and land development	—	—	—	—	85	85
Residential mortgages	66	—	—	66	390	456
Consumer	—	—	—	—	274	274
Total reportable modified loans	$3,215	$233	$4,430	$7,878	$16,668	$24,546

There were seven commercial non-real estate loans totaling $20.8 million and three residential mortgage loans totaling $0.8 million with a reportable term extension and/or significant payment delay modification that had post modification payment defaults during the twelve months ended December 31, 2024. There was one commercial non-real estate loan totaling $4.4 million with a reportable term extension and significant payment delay modification that had a post modification payment default during the twelve months ended December 31, 2023. A payment default occurs if the loan is either 90 days or more delinquent or has been charged off as of the end of the period presented.

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

Aging Analysis

The tables below present the aging analysis of past due loans by portfolio class at December 31, 2024 and 2023.

December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
($ in thousands)
Commercial non-real estate	$19,326	$5,264	$27,756	$52,346	$9,824,246	$9,876,592	$14,557
Commercial real estate - owner occupied	1,113	38	3,747	4,898	3,007,057	3,011,955	1,097
Total commercial and industrial	20,439	5,302	31,503	57,244	12,831,303	12,888,547	15,654
Commercial real estate - income producing	220	5,417	464	6,101	3,792,511	3,798,612	150
Construction and land development	1,066	3,773	5,314	10,153	1,270,962	1,281,115	3,563
Residential mortgages	42,211	25,050	34,113	101,374	3,859,954	3,961,328	27
Consumer	10,770	5,381	8,504	24,655	1,345,190	1,369,845	2,458
Total loans	$74,706	$44,923	$79,898	$199,527	$23,099,920	$23,299,447	$21,852

December 31, 2023	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
($ in thousands)
Commercial non-real estate	$12,311	$4,381	$21,132	$37,824	$9,919,460	$9,957,284	$5,782
Commercial real estate - owner occupied	1,614	1,596	1,715	4,925	3,088,838	3,093,763	431
Total commercial and industrial	13,925	5,977	22,847	42,749	13,008,298	13,051,047	6,213
Commercial real estate - income producing	3,938	606	408	4,952	3,981,991	3,986,943	—
Construction and land development	1,655	1,220	1,208	4,083	1,547,008	1,551,091	742
Residential mortgages	40,189	9,121	18,960	68,270	3,817,802	3,886,072	172
Consumer	11,059	5,957	6,611	23,627	1,423,137	1,446,764	2,482
Total loans	$70,766	$22,881	$50,034	$143,681	$23,778,236	$23,921,917	$9,609

Credit Quality Indicators

The following tables present the credit quality indicators by segment and portfolio class of loans at December 31, 2024 and 2023.

	December 31, 2024
($ in thousands)	Commercial Non- Real Estate	Commercial Real Estate - Owner Occupied	Total Commercial and Industrial	Commercial Real Estate - Income Producing	Construction and Land Development	Total Commercial
Grade:
Pass	$9,157,232	$2,833,228	$11,990,460	$3,625,981	$1,207,404	$16,823,845
Pass-Watch	219,975	135,566	355,541	99,638	66,221	521,400
Special Mention	149,705	17,901	167,606	22,278	1,014	190,898
Substandard	349,680	25,260	374,940	50,715	6,476	432,131
Doubtful	—	—	—	—	—	—
Total	$9,876,592	$3,011,955	$12,888,547	$3,798,612	$1,281,115	$17,968,274

	December 31, 2023
($ in thousands)	Commercial Non- Real Estate	Commercial Real Estate - Owner Occupied	Total Commercial and Industrial	Commercial Real Estate - Income Producing	Construction and Land Development	Total Commercial
Grade:
Pass	$9,524,018	$3,016,277	$12,540,295	$3,799,004	$1,542,460	$17,881,759
Pass-Watch	234,211	52,027	286,238	139,932	7,460	433,630
Special Mention	11,486	6,647	18,133	40,826	356	59,315
Substandard	187,569	18,812	206,381	7,181	815	214,377
Doubtful	—	—	—	—	—	—
Total	$9,957,284	$3,093,763	$13,051,047	$3,986,943	$1,551,091	$18,589,081

	December 31, 2024			December 31, 2023
($ in thousands)	Residential Mortgage	Consumer	Total	Residential Mortgage	Consumer	Total
Performing	$3,917,242	$1,358,658	$5,275,900	$3,859,935	$1,438,209	$5,298,144
Nonperforming	44,086	11,187	55,273	26,137	8,555	34,692
Total	$3,961,328	$1,369,845	$5,331,173	$3,886,072	$1,446,764	$5,332,836

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

Vintage Analysis

The following tables present credit quality disclosures of amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing at December 31, 2024 and 2023. The Company defines vintage as the later of origination, renewal or modification date.

	Term Loans							Revolving Loans
December 31, 2024	Amortized Cost Basis by Origination Year						Revolving	Converted to
($ in thousands)	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
Commercial Non-Real Estate:
Pass	$1,794,904	$1,069,637	$1,154,669	$819,520	$339,594	$925,046	$2,946,499	$107,363	$9,157,232
Pass-Watch	8,466	46,681	43,379	29,193	12,768	9,851	61,076	8,561	219,975
Special Mention	412	21,337	52,375	6,044	6,234	41	62,934	328	149,705
Substandard	19,839	91,192	117,545	15,225	8,200	2,898	65,138	29,643	349,680
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,823,621	$1,228,847	$1,367,968	$869,982	$366,796	$937,836	$3,135,647	$145,895	$9,876,592
Gross Charge-offs	$705	$7,575	$7,494	$11,090	$213	$1,837	$5,952	$10,622	$45,488
Commercial Real Estate - Owner Occupied:
Pass	$365,158	$319,684	$537,069	$524,572	$433,844	$554,293	$97,999	$609	$2,833,228
Pass-Watch	18,937	8,575	66,286	5,547	2,695	29,078	3,727	721	135,566
Special Mention	4,417	410	6,759	3,756	—	2,559	—	—	17,901
Substandard	1,322	2,630	5,574	1,563	1,248	12,923	—	—	25,260
Doubtful	—	—	—	—	—	—	—	—	—
Total	$389,834	$331,299	$615,688	$535,438	$437,787	$598,853	$101,726	$1,330	$3,011,955
Gross Charge-offs	$—	$—	$131	$—	$—	$12	$—	$—	$143
Commercial Real Estate - Income Producing:
Pass	$416,947	$453,428	$975,075	$750,907	$494,925	$501,389	$31,673	$1,637	$3,625,981
Pass-Watch	2,586	7,005	43,221	9,399	20,694	16,354	220	159	99,638
Special Mention	20,292	—	1,986	—	—	—	—	—	22,278
Substandard	1,818	18,189	8,604	2,210	19,731	163	—	—	50,715
Doubtful	—	—	—	—	—	—	—	—	—
Total	$441,643	$478,622	$1,028,886	$762,516	$535,350	$517,906	$31,893	$1,796	$3,798,612
Gross Charge-offs	$—	$—	$8,819	$—	$—	$3	$—	$—	$8,822
Construction and Land Development:
Pass	$237,136	$418,002	$296,286	$103,259	$33,519	$14,477	$102,694	$2,031	$1,207,404
Pass-Watch	624	2,279	62,415	391	30	323	159	—	66,221
Special Mention	1,014	—	—	—	—	—	—	—	1,014
Substandard	324	796	1,576	3,554	26	200	—	—	6,476
Doubtful	—	—	—	—	—	—	—	—	—
Total	$239,098	$421,077	$360,277	$107,204	$33,575	$15,000	$102,853	$2,031	$1,281,115
Gross Charge-offs	$—	$113	$94	$30	$—	$20	$—	$7	$264
Residential Mortgage:
Performing	$161,019	$422,269	$1,068,191	$882,918	$447,690	$932,182	$2,772	$201	$3,917,242
Nonperforming	327	7,724	10,974	6,687	1,199	17,175	—	—	44,086
Total	$161,346	$429,993	$1,079,165	$889,605	$448,889	$949,357	$2,772	$201	$3,961,328
Gross Charge-offs	$—	$57	$189	$2	$—	$132	$—	$—	$380
Consumer Loans:
Performing	$56,983	$39,301	$35,320	$20,397	$15,035	$41,299	$1,120,027	$30,296	$1,358,658
Nonperforming	51	46	320	639	767	3,442	535	5,387	11,187
Total	$57,034	$39,347	$35,640	$21,036	$15,802	$44,741	$1,120,562	$35,683	$1,369,845
Gross Charge-offs	$92	$1,733	$2,474	$1,173	$180	$985	$8,826	$2,524	$17,987

	Term Loans							Revolving Loans
December 31, 2023	Amortized Cost Basis by Origination Year						Revolving	Converted to
($ in thousands)	2023	2022	2021	2020	2019	Prior	Loans	Term Loans	Total
Commercial Non-Real Estate:
Pass	$1,557,202	$1,812,370	$1,106,433	$483,739	$398,626	$923,143	$3,186,189	$56,316	$9,524,018
Pass-Watch	30,360	60,228	20,730	8,245	4,988	9,117	94,252	6,291	234,211
Special Mention	411	6,206	936	27	26	836	2,620	424	11,486
Substandard	48,264	48,178	18,882	8,058	3,079	1,660	54,453	4,995	187,569
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,636,237	$1,926,982	$1,146,981	$500,069	$406,719	$934,756	$3,337,514	$68,026	$9,957,284
Gross Charge-offs	$7,885	$1,179	$1,484	$27,000	$81	$1,750	$11,971	$8,480	$59,830
Commercial Real Estate - Owner Occupied:
Pass	$374,466	$689,626	$620,272	$501,054	$284,032	$493,707	$40,533	$12,587	$3,016,277
Pass-Watch	2,574	9,587	9,654	3,451	8,791	17,581	389	—	52,027
Special Mention	837	—	617	—	110	5,083	—	—	6,647
Substandard	2,322	4,956	967	1,295	584	7,374	1,314	—	18,812
Doubtful	—	—	—	—	—	—	—	—	—
Total	$380,199	$704,169	$631,510	$505,800	$293,517	$523,745	$42,236	$12,587	$3,093,763
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial Real Estate - Income Producing:
Pass	$456,334	$953,501	$966,402	$618,003	$323,344	$367,010	$65,486	$48,924	$3,799,004
Pass-Watch	9,469	3,064	3,886	75,182	23,827	22,504	2,000	—	139,932
Special Mention	156	32,255	—	354	—	8,061	—	—	40,826
Substandard	4,086	1,921	286	—	122	766	—	—	7,181
Doubtful	—	—	—	—	—	—	—	—	—
Total	$470,045	$990,741	$970,574	$693,539	$347,293	$398,341	$67,486	$48,924	$3,986,943
Gross Charge-offs	$73	$—	$—	$—	$—	$—	$—	$—	$73
Construction and Land Development:
Pass	$388,453	$676,687	$248,036	$62,086	$6,008	$18,834	$139,587	$2,769	$1,542,460
Pass-Watch	3,067	2,820	827	83	128	323	212	—	7,460
Special Mention	294	—	—	—	62	—	—	—	356
Substandard	—	87	96	49	9	279	295	—	815
Doubtful	—	—	—	—	—	—	—	—	—
Total	$391,814	$679,594	$248,959	$62,218	$6,207	$19,436	$140,094	$2,769	$1,551,091
Gross Charge-offs	$—	$7	$54	$—	$—	$11	$—	$—	$72
Residential Mortgage:
Performing	$439,024	$910,361	$950,400	$489,262	$176,041	$891,232	$3,615	$—	$3,859,935
Nonperforming	561	2,233	3,260	730	2,366	16,987	—	—	26,137
Total	$439,585	$912,594	$953,660	$489,992	$178,407	$908,219	$3,615	$—	$3,886,072
Gross Charge-offs	$—	$—	$—	$—	$—	$55	$—	$—	$55
Consumer Loans:
Performing	$75,615	$59,454	$36,693	$28,076	$31,802	$39,150	$1,144,401	$23,018	$1,438,209
Nonperforming	176	237	245	438	445	2,528	369	4,117	8,555
Total	$75,791	$59,691	$36,938	$28,514	$32,247	$41,678	$1,144,770	$27,135	$1,446,764
Gross Charge-offs	$567	$2,388	$1,473	$215	$573	$824	$7,735	$1,618	$15,393

Residential Mortgage Loans in Process of Foreclosure

Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. Included in loans are $10.5 million and $7.1 million of consumer loans secured by single family residential real estate that are in process of foreclosure as of December 31, 2024 and 2023, respectively. In addition to the single family residential real estate loans in process of foreclosure, the Company also held $2.0 million and $1.6 million of foreclosed single family residential properties in other real estate owned as of December 31, 2024 and 2023, respectively.

Loans Held for Sale

Loans held for sale totaled $21.5 million and $26.1 million, respectively, at December 31, 2024 and 2023. At December 31, 2024, residential mortgage loans carried at the fair value option totaled $18.9 million with an unpaid principal balance of $18.6 million. All other loans held for sale are carried at lower of cost or market.

Note 4. Property and Equipment

Property and equipment consisted of the following at December 31, 2024 and 2023:

	December 31,
($ in thousands)	2024	2023
Land and land improvements	$63,016	$63,016
Buildings and leasehold improvements	312,871	310,052
Furniture, fixtures and equipment	128,401	128,567
Software	106,884	105,480
Assets under development	14,557	13,270
Property and equipment, gross	625,729	620,385
Accumulated depreciation and amortization	(345,962)	(318,746)
Property and equipment, net	$279,767	$301,639

Assets under development is comprised primarily of software design and implementation costs.

Depreciation and amortization expense was $32.3 million, $34.7 million and $31.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Property and Equipment Held for Sale

Certain of the Company’s property and equipment meet the criteria to be classified as assets held for sale. There were no assets that met the criteria to be classified as held for sale at December 31, 2024. At December 31, 2023 the Company had $0.3 million of assets held for sale. These held for sale assets are reported within Other Assets in the consolidated balance sheets. For more information on the Company’s policy for accounting for assets held for sale, refer to Note 1 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements.

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

The following tables present supplemental information pertaining to operating leases at and for the years ended December 31, 2024 and 2023.

	Years Ended December 31,
($ in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities for operating leases	$16,992	$16,903
Right of use assets obtained in exchange for lease liabilities	5,749	9,606

	December 31,
	2024	2023
Weighted-average remaining lease term (in years)	10.40	10.82
Weighted-average discount rate	3.77%	3.66%

The following table sets forth the maturities of the Company’s lease liabilities and the present value discount at December 31, 2024.

($ in thousands)
2025	$17,704
2026	17,029
2027	16,140
2028	14,689
2029	12,397
Thereafter	66,197
Total	$144,156
Present value discount	(26,339)
Lease liability	$117,817

The following table sets forth the components of the Company’s lease expense for the years ended December 31, 2024, 2023 and 2022.

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Operating lease expense	$16,358	$16,545	$16,881
Short-term lease expense	323	144	209
Variable lease expense	329	243	63
Sublease income	(391)	(403)	(508)
Total	$16,619	$16,529	$16,645

At December 31, 2024, the Company had not entered into any material leases that had not yet commenced.

Note 6. Goodwill and Other Intangible Assets

Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired or the excess of the fair value of the net liabilities assumed over the consideration received in a business combination. The carrying amount of goodwill was $855.5 million at both December 31, 2024 and 2023.

The Company completed its annual impairment test of goodwill as of September 30, 2024 by performing a qualitative (Step Zero) assessment. The qualitative assessment involved the examination of changes in macroeconomic conditions, industry and market conditions, overall financial performance, cost factors and other relevant entity-specific events, including changes in management and other key personnel and changes in the share price of the Company’s common stock. As a result of the assessment, the Company concluded that its goodwill was not impaired.

No goodwill impairment charges were recognized during the years ended December 31, 2024, 2023 or 2022.

Identifiable intangible assets with finite lives are amortized over the periods benefited and are evaluated for impairment similar to other long-lived assets. The purchase and carrying values of intangible assets subject to amortization at December 31, 2024 and 2023 were as follows:

	December 31, 2024
	Purchase	Accumulated	Carrying
($ in thousands)	Value	Amortization	Value
Core deposit intangibles	$235,845	$217,260	$18,585
Credit card and trust relationships	49,962	33,323	16,639
Total	$285,807	$250,583	$35,224

	December 31, 2023
	Purchase	Accumulated	Carrying
($ in thousands)	Value	Amortization	Value
Core deposit intangibles	$235,845	$209,658	$26,187
Credit card and trust relationships	49,962	31,512	18,450
Total	$285,807	$241,170	$44,637

Aggregate amortization expense by category of finite lived intangible assets for the years ended December 31, 2024, 2023, and 2022 are as follows:

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Core deposit intangibles	$7,602	$9,613	$11,909
Credit card and trust relationships	1,811	1,943	2,124
Total	$9,413	$11,556	$14,033

At December 31, 2024, the weighted-average remaining life of core deposit intangibles was approximately 7 years, and the weighted-average remaining life of other identifiable intangibles was approximately 11 years.

The following table shows estimated amortization expense of other intangible assets at December 31, 2024 for the five succeeding years and all years thereafter, calculated based on current amortization schedules.

($ in thousands)
2025	$7,985
2026	5,322
2027	3,682
2028	3,306
2029	2,982
Thereafter	11,947
Total	$35,224

Note 7. Other Assets

Significant balances included in Other Assets in the Consolidated Balance Sheets at December 31, 2024 and 2023 are presented below.

	December 31,
($ in thousands)	2024	2023
Derivative assets	$73,840	$90,712
Derivative collateral	64,260	96,176
Investments in small business investment and other companies	61,952	60,686
Investments in low income housing tax credit entities	25,577	29,583
Income tax receivable	19,207	57,761
FHLB stock	11,958	138,994
Other	43,947	42,972
Total	$300,741	$516,884

The Company invests in certain affordable housing project limited partnerships that are qualified low-income housing tax credit developments. These investments are considered variable interest entities for which the Company is not the primary beneficiary and, therefore, are not consolidated. These partnerships generate low-income tax credits that are earned over a 10-year period, beginning with the year the rental activity begins. The Company has elected to use the practical expedient method of amortization, which approximates the proportional amortization method, whereby the investment cost is amortized in proportion to the allocated tax credits over the 10 year tax credit period. Additionally, the Company recognizes deferred taxes on the basis difference of the tax equity investment to reflect the financial impact of other tax benefits (e.g., tax operating losses) not included in the practical expedient amortization. The tax credits, when realized, are reflected in the consolidated statements of income as a reduction of income tax expense. The Company’s investments in affordable housing limited partnerships totaled $37.5 million and $37.8 million at December 31, 2024 and 2023, respectively, with a carry balance net of accumulated amortization included in the other assets line item on our Consolidated Balance Sheets totaling $25.6 million and $29.6 million, respectively, for those same periods. The net impact of the low-income housing tax credit program was not material to our Consolidated Statements of Income or Cash Flows for the years ended December 31, 2024 and 2023.

Note 8. Deposits

The following table presents a detail of deposits at December 31, 2024 and 2023:

	December 31,
($ in thousands)	2024	2023
Noninterest-bearing deposits	$10,597,461	$11,030,515
Interest-bearing retail transaction and savings deposits	11,327,725	10,680,741
Interest-bearing public fund deposits:
Public fund transaction and savings deposits	3,127,427	3,069,341
Public fund time deposits	85,072	73,674
Total interest-bearing public fund deposits	3,212,499	3,143,015
Retail time deposits	4,348,265	4,246,027
Brokered time deposits	6,901	589,761
Total interest-bearing deposits	18,895,390	18,659,544
Total deposits	$29,492,851	$29,690,059

The maturity of time deposits at December 31, 2024 follows.

($ in thousands)
2025	$4,364,469
2026	50,783
2027	13,367
2028	6,233
2029	4,576
Thereafter	810
Total time deposits	$4,440,238

Certificates of deposit in amounts greater than or equal to $250,000 totaled approximately $1.7 billion at December 31, 2024.

Note 9. Short-Term Borrowings

The following table presents information concerning short-term borrowings at and for the years ended December 31, 2024 and 2023:

	December 31,
($ in thousands)	2024	2023
Federal funds purchased:
Amount outstanding at period end	$300	$350
Average amount outstanding during period	12,935	7,525
Maximum amount at any month end during period	200,275	100,350
Weighted-average interest rate at period end	3.90%	4.90%
Weighted-average interest rate during period	5.61%	5.70%
Securities sold under agreements to repurchase:
Amount outstanding at period end	$638,715	$454,479
Average amount outstanding during period	639,912	513,306
Maximum amount at any month end during period	792,589	625,773
Weighted-average interest rate at period end	0.95%	1.16%
Weighted-average interest rate during period	1.65%	1.36%
FHLB borrowings:
Amount outstanding at period end	$—	$700,000
Average amount outstanding during period	238,593	1,172,603
Maximum amount at any month end during period	650,000	3,100,000
Weighted-average interest rate at period end	0.00%	5.58%
Weighted-average interest rate during period	5.48%	5.05%

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

Note 10. Long-Term Debt

At December 31, 2024 and 2023, long-term debt was comprised of the following:

	December 31,
($ in thousands)	2024	2023
Subordinated notes payable, maturing June 2060	$172,500	$172,500
Other long-term debt	43,424	69,349
Less: unamortized debt issuance costs	(5,380)	(5,532)
Total long-term debt	$210,544	$236,317

The following table sets forth unamortized debt issuance costs associated with the respective debt instruments at December 31, 2024:

($ in thousands)	Principal	Unamortized Debt Issuance Costs
Subordinated notes payable, maturing June 2060	$172,500	$5,380
Other long-term debt	43,424	—
Total	$215,924	$5,380

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional or contractual amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at December 31, 2024 and 2023.

		December 31, 2024			December 31, 2023
			Derivative (1)			Derivative (1)
($ in thousands)	Type of Hedge	Notional or Contractual Amount	Assets	Liabilities	Notional or Contractual Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate loans	Cash Flow	$1,350,000	$—	$48,022	$1,550,000	$—	$73,611
Interest rate swaps - securities	Fair Value	477,500	39,647	—	477,500	22,819	—
		$1,827,500	$39,647	$48,022	$2,027,500	$22,819	$73,611
Derivatives not designated as hedging instruments:
Interest rate swaps	N/A	$4,926,461	$108,702	$108,761	$5,128,144	$131,271	$129,994
Risk participation agreements	N/A	445,554	7	9	364,906	34	18
Forward commitments to sell residential mortgage loans	N/A	25,526	—	383	13,355	—	286
Interest rate-lock commitments on residential mortgage loans	N/A	27,465	420	—	18,563	372	—
To Be Announced (TBA) securities	N/A	15,250	88	1	13,500	—	47
Foreign exchange forward contracts	N/A	82,756	1,389	1,358	83,134	1,864	1,840
Visa Class B derivative contract	N/A	42,020	—	2,089	42,617	—	1,342
		$5,565,032	$110,606	$112,601	$5,664,219	$133,541	$133,527
Total derivatives		$7,392,532	$150,253	$160,623	$7,691,719	$156,360	$207,138
Less: netting adjustments (2)			(76,413)	—		(65,648)	—
Total derivate assets/liabilities			$73,840	$160,623		$90,712	$207,138

(1) Derivative assets and liabilities are reported in other assets or other liabilities, respectively, in the consolidated balance sheets.

(2) Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty. See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans. For each agreement, the Company receives interest at a fixed rate and pays at a variable rate. The Company terminated four and six swap agreements during the twelve months ended December 31, 2024 and 2023, respectively, and paid cash of approximately $13.7 million and $2.9 million, respectively, for those same periods. The net cash received/paid for these transactions was recorded as accumulated other comprehensive income (loss) and is being amortized into earnings through the original maturity dates of the respective contracts. Using the elections allowed for ASU 2022-06 "Reference Rate Return (Topic 848)," as amended, the Company converted all of its LIBOR-based swaps to SOFR and replaced the variable rate loan pools with SOFR based instruments during the second quarter of 2023, with minimal impact to financial results. The notional amounts of the swap agreements in place at December 31, 2024 expire as follows: $50 million in 2025; $425 million in 2026, $825 million in 2027 and $50 million thereafter.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps on securities available for sale

The Company is party to forward-starting fixed payer swaps that convert the latter portion of the term of certain available for sale securities to a floating rate. These derivative instruments are designated as fair value hedges of interest rate risk. This strategy provides the Company with a fixed rate coupon during the front-end unhedged tenor of the bonds and results in a floating rate security during the back-end hedged tenor. At December 31, 2024, these single layer instruments have hedge start dates between January 2025 and

July 2026, and maturity dates from December 2027 through March 2031. The fair value of the hedged item attributable to interest rate risk is presented in interest income along with the fair value of the hedging instrument.

The hedged available for sale securities are part of closed portfolios of pre-payable commercial mortgage-backed securities. In accordance with ASC 815, prepayment risk may be excluded when measuring the change in fair value of such hedged items attributable to interest rate risk under the portfolio layer method (formerly referred to as last-of-layer). At December 31, 2024, the amortized cost basis of the closed portfolio of pre-payable commercial mortgage-backed securities totaled $514.1 million, excluding any basis adjustment. The amount that represents the hedged items was $437.7 million and the basis adjustment associated with the hedged items was a loss totaling $39.8 million.

There were no fair value swap agreements terminated during the year ended December 31, 2024. The Company terminated four fair value swap agreements during the year ended December 31, 2023, and received cash of approximately $19.3 million. The Company terminated 25 fair value swap agreements during the year ended December 31, 2022, and received cash of approximately $90.6 million. At the time of termination, the value of the swaps was recorded as an adjustment to the book value of the underlying security, thereby changing its current book yield and extending its duration, if held, or impacting the net gain or loss, if sold.

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

Mortgage banking derivatives

The Bank also enters into certain derivative agreements as part of its mortgage banking activities. These agreements include interest rate lock commitments on prospective residential mortgage loans and forward commitments to sell loans to investors on either a best efforts or a mandatory delivery basis. The Company uses these forward sales commitments, which may include To Be Announced (TBA) security contracts, on the open market to protect the value of its rate locks and mortgage loans held for sale from changes in interest rates and pricing between the origination of the rate lock and the final sale of these loans. These instruments meet the definition of derivative financial instruments and are reflected in other assets and other liabilities in the Consolidated Balance Sheets, with changes to the fair value recorded in noninterest income within the secondary mortgage market operations line item in the Consolidated Statements of Income.

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

The contract includes a contingent accelerated termination clause based on the credit ratings of the Company. At December 31, 2024 and 2023, the fair value of the liability associated with this contract was $2.1 million and $1.3 million respectively. Refer to Note 20 – Fair Value of Financial Instruments for discussion of the valuation inputs and process for this derivative liability.

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

Effect of Derivative Instruments on the Statements of Income

The effects of derivative instruments on the Consolidated Statements of Income for the years ended December 31, 2024, 2023, and 2022 are presented in the table below.

		Years Ended December 31,
($ in thousands) Derivative Instruments:	Location of Gain (Loss) Recognized in the Statements of Income:	2024	2023	2022
Cash flow hedges:
Variable rate loans	Interest income - loans	$(47,944)	$(40,714)	$9,928
Fair value hedges:
Securities	Interest income - securities - taxable	12,627	11,945	4,963
Securities - termination	Noninterest income - securities transactions, net	—	2,725	1,620
Derivatives not designated as hedging:
Residential mortgage banking	Noninterest income - secondary mortgage market operations	335	753	2,918
Customer and all other instruments	Noninterest income - other noninterest income	(3,790)	420	5,832
Total gain (loss)		$(38,772)	$(24,871)	$25,261

Credit Risk-Related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as the downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. The Company is not in violation of any such provisions. The aggregate fair value of derivative instruments with credit risk-related contingent features that were in a net liability position at December 31, 2024 and 2023 was $39.1 million and $65.6 million, respectively, for which the Company had posted collateral of $38.0 million and $66.0 million, respectively.

Offsetting Assets and Liabilities

The Bank’s derivative instruments with certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero. Agreements with certain bilateral counterparties require both parties to maintain collateral in the event that the fair values of derivative instruments exceed established exposure thresholds. For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses. Offsetting information in regards to all derivative assets and liabilities, including accrued interest subject to these master netting agreements at December 31, 2024 and 2023 is presented in the following tables:

As of December 31, 2024
		Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts Recognized	Statement of Financial Position	Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$149,808	$(77,915)	$71,893	$54,707	$64,260	$81,446
Derivative Liabilities	$54,707	$—	$54,707	$54,707	$—	$—

As of December 31, 2023
		Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts Recognized	Statement of Financial Position	Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$152,740	$(68,282)	$84,458	$84,458	$—	$—
Derivative Liabilities	$87,567	$—	$87,567	$84,458	$96,176	$(93,067)

The Company has excess posted collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

Note 12. Stockholders’ Equity

Common Shares Outstanding

Common shares outstanding excludes treasury shares totaling 6.7 million and 6.3 million with a first-in-first-out cost basis of $264.1 million and $236.7 million at December 31, 2024 and 2023, respectively. Shares outstanding also excludes unvested restricted share awards of totaling 0.1 million and 0.3 million at December 31, 2024 and 2023, respectively.

Stock Buyback Programs

On December 9, 2024, the Company’s Board of Directors approved a stock buyback program, effective January 1, 2025, whereby the Company is authorized to repurchase up to approximately 4.3 million shares of its common stock through the program’s expiration date of December 31, 2026. The program allows the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions. The Company is not obligated to purchase any shares under this program, and the Board of Directors has the ability to terminate or amend the program at any time prior to the expiration date.

Prior to its expiration on December 31, 2024, the Company had in place a stock repurchase program authorized by the Board of Directors on January 26, 2023, whereby the Company was authorized to repurchase up to approximately 4.3 million shares of its outstanding common stock. The program allowed the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions from time to time, depending on market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. During the year ended December 31, 2024, the Company repurchased 762,993 shares of its common stock at an average cost of $49.40 per share, inclusive of commissions, under this program. No shares were repurchased under this program in 2023. The Company has accrued $0.1 million of estimated excise tax associated with share repurchases during 2024.

Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income or Loss (AOCI) is reported as a component of stockholders’ equity. AOCI can include, among other items, unrealized holding gains and losses on securities available for sale (AFS), including the Company’s share of unrealized gains and losses reported by a partnership accounted for under the equity method, gains and losses associated with pension or other post-retirement benefits that are not recognized immediately as a component of net periodic benefit cost, and gains and losses on derivative instruments that are designated as, and qualify as, cash flow hedges. Net unrealized gains and losses on AFS securities reclassified as securities held to maturity (HTM) also continue to be reported as a component of AOCI and will be amortized over the estimated remaining life of the securities as an adjustment to interest income. Subject to certain thresholds, unrealized losses on employee benefit plans will be reclassified into income as pension and post-retirement costs are recognized over the remaining service period of plan participants. Accumulated gains or losses on cash flow hedges of variable rate loans described in Note 11 will be reclassified into income over the life of the hedge. Accumulated other comprehensive loss resulting from the terminated interest rate swaps will be amortized over the remaining maturities of the designated instruments. Gains and losses within AOCI are net of deferred income taxes, where applicable.

A rollforward of the components of Accumulated Other Comprehensive Income (Loss) is presented in the table that follows:

($ in thousands)	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Cash Flow Hedges	Equity Method Investment	Total
Balance, December 31, 2021	$11,037	$153	$(80,946)	$16,284	$(463)	$(53,935)
Net change in unrealized gain (loss)	(785,538)	—	—	(113,171)	468	(898,241)
Reclassification of net (gain) loss realized and included in earnings	1,707	—	2,274	(9,928)	—	(5,947)
Valuation adjustments to employee benefit plans	—	—	(24,139)	—	—	(24,139)
Transfer of net unrealized loss from AFS to HTM securities portfolio	15,405	(15,405)	—	—	—	—
Amortization of unrealized net loss on securities transferred to held to maturity	—	1,355	—	—	—	1,355
Income tax benefit	172,981	3,163	4,859	27,722	—	208,725
Balance, December 31, 2022	$(584,408)	$(10,734)	$(97,952)	$(79,093)	$5	$(772,182)
Net change in unrealized gain (loss)	104,543	—	—	(13,850)	368	91,061
Reclassification of net loss realized and included in earnings	68,105	—	6,800	40,714	—	115,619
Valuation adjustments to employee benefit plans	—	—	(13,325)	—	—	(13,325)
Amortization of unrealized net loss on securities transferred to held to maturity	—	1,747	—	—	—	1,747
Income tax (expense) benefit	(38,988)	(398)	1,416	(6,077)	—	(44,047)
Balance, December 31, 2023	$(450,748)	$(9,385)	$(103,061)	$(58,306)	$373	$(621,127)
Net change in unrealized gain (loss)	(31,119)	—	—	(33,678)	(344)	(65,141)
Reclassification of net loss realized and included in earnings	—	—	4,888	47,944	—	52,832
Valuation adjustments to employee benefit plans	—	—	28,191	—	—	28,191
Amortization of unrealized net loss on securities transferred to held to maturity	—	1,670	—	—	—	1,670
Income tax (expense) benefit	8,188	(356)	(7,253)	(3,096)	—	(2,517)
Balance, December 31, 2024	$(473,679)	$(8,071)	$(77,235)	$(47,136)	$29	$(606,092)

The following table shows the line items in the consolidated statements of income affected by amounts reclassified from AOCI:

Amount reclassified from AOCI (a)	Year Ended December 31,		Increase (Decrease) in Affected Line
($ in thousands)	2024	2023	Item in the Income Statement
Amortization of unrealized net loss on securities transferred to HTM	$(1,670)	$1,747	Interest income
Tax effect	356	(398)	Income taxes
Net of tax	(1,314)	1,349	Net income
Loss on sale of AFS securities	—	(68,105)	Securities transactions, net
Tax effect	—	15,380	Income taxes
Net of tax	—	(52,725)	Net income
Amortization of defined benefit pension and post-retirement items	(4,888)	(6,800)	Other noninterest expense
Tax effect	1,072	1,476	Income taxes
Net of tax	(3,816)	(5,324)	Net income
Reclassification of unrealized loss on cash flow hedges	(45,537)	(47,285)	Interest income
Tax effect	9,882	10,697	Income taxes
Net of tax	(35,655)	(36,588)	Net income
Amortization of gain/ (loss) on terminated cash flow hedges	(2,407)	6,571	Interest income
Tax effect	522	(1,486)	Income taxes
Net of tax	(1,885)	5,085	Net income
Total reclassifications, net of tax	$(42,670)	$(88,203)	Net income

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

To evaluate capital adequacy, regulators compare an institution’s regulatory capital ratios with their agency guidelines, as well as with the guidelines established as part of the uniform regulatory framework for prompt corrective supervisory action toward financial institutions. The framework for prompt corrective action categorizes capital levels into one of five classifications rating from well-capitalized to critically under-capitalized. For an institution to be eligible to be classified as well capitalized its Total risk-based capital ratios must be at least 10.0% for total capital, 6.5% for Common Equity Tier 1 and 8.0% for Tier 1 capital, and its leverage ratio must be at least 5.0%. In reaching an overall conclusion on capital adequacy or assigning a classification under the uniform framework, regulators also consider other subjective and quantitative measures of risk associated with an institution. The Company and the Bank were deemed to be well capitalized based upon the most recent notifications from their regulators. There are no conditions or events since those notifications that management believes would change the classifications. At December 31, 2024 and 2023, the Company and the Bank were in compliance with all of their respective minimum regulatory capital requirements.

Following is a summary of the actual regulatory capital amounts and ratios for the Company and the Bank together with corresponding regulatory capital requirements at December 31, 2024 and 2023.

	Actual		Required for Minimum Capital Adequacy		Required To Be Well Capitalized
($ in thousands)	Amount	Ratio %	Amount	Ratio %	Amount	Ratio %
At December 31, 2024
Tier 1 leverage capital
Hancock Whitney Corporation	$3,886,926	11.29	$1,377,216	4.00	$1,721,520	5.00
Hancock Whitney Bank	3,754,217	10.91	1,376,113	4.00	1,720,142	5.00
Common equity tier 1 (to risk weighted assets)
Hancock Whitney Corporation	$3,886,926	14.14	$1,237,066	4.50	$1,786,873	6.50
Hancock Whitney Bank	3,754,217	13.67	1,235,956	4.50	1,785,270	6.50
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	$3,886,926	14.14	$1,649,421	6.00	$2,199,228	8.00
Hancock Whitney Bank	3,754,217	13.67	1,647,942	6.00	2,197,256	8.00
Total capital (to risk weighted assets)
Hancock Whitney Corporation	$4,378,748	15.93	$2,199,228	8.00	$2,749,036	10.00
Hancock Whitney Bank	4,073,539	14.83	2,197,256	8.00	2,746,570	10.00
At December 31, 2023
Tier 1 leverage capital
Hancock Whitney Corporation	$3,584,474	10.10	$1,419,209	4.00	$1,774,011	5.00
Hancock Whitney Bank	3,493,531	9.86	1,417,854	4.00	1,772,318	5.00
Common equity tier 1 (to risk weighted assets)
Hancock Whitney Corporation	$3,584,474	12.33	$1,308,034	4.50	$1,889,383	6.50
Hancock Whitney Bank	3,493,531	12.03	1,306,464	4.50	1,887,115	6.50
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	$3,584,474	12.33	$1,744,046	6.00	$2,325,394	8.00
Hancock Whitney Bank	3,493,531	12.03	1,741,952	6.00	2,322,603	8.00
Total capital (to risk weighted assets)
Hancock Whitney Corporation	$4,049,245	13.93	$2,325,394	8.00	$2,906,743	10.00
Hancock Whitney Bank	3,785,802	13.04	2,322,603	8.00	2,903,254	10.00

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

Note 13. Other Noninterest Income and Other Noninterest Expense

The components of other noninterest income and other noninterest expense are as follows:

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Other noninterest income:
Income from bank-owned life insurance	$16,944	$15,454	$15,881
Credit-related fees	12,036	12,557	10,483
Income (loss) from derivatives	(3,790)	420	5,832
Net gains on sales of premises, equipment and other assets	7,820	19,388	3,096
Other miscellaneous income	26,991	23,617	18,619
Total other noninterest income	$60,001	$71,436	$53,911
Other noninterest expense:
Corporate value and franchise taxes	$19,002	$20,355	$16,744
Advertising	13,298	13,454	13,783
Telecommunication and postage	9,519	10,773	11,870
Entertainment and contributions	11,849	10,664	10,336
Tax credit investment amortization	6,250	5,791	4,768
Travel expenses	5,965	5,469	4,336
Printing and supplies	3,939	4,073	3,795
Other retirement expense	(18,112)	(13,460)	(29,693)
Other miscellaneous expense	32,773	31,573	22,256
Total other noninterest expense	$84,483	$88,692	$58,195

Note 14. Income Taxes

Income tax expense (benefit) included in net income consisted of the following components:

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Included in net income
Current federal	$94,382	$72,884	$142,433
Current state	14,477	10,656	14,840
Total current provision	108,859	83,540	157,273
Deferred federal	3,648	12,139	(23,556)
Deferred state	651	1,847	1,390
Total deferred provision	4,299	13,986	(22,166)
Total expense included in net income	$113,158	$97,526	$135,107

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

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
($ in thousands)	2024	2023
Deferred tax assets:
Allowance for loan losses	$80,270	$76,407
Loan purchase accounting adjustments	—	164
State net operating loss	2,560	3,348
Lease liability	26,686	28,226
Net unrealized losses on securities available-for-sale and cash flow hedges	155,432	148,825
Derivatives	22,840	26,344
Other	14,271	15,553
Gross deferred tax assets	302,059	298,867
Valuation allowance	(4,623)	(5,145)
Net deferred tax assets	$297,436	$293,722
Deferred tax liabilities:
Employee compensation and benefits	$(14,708)	$(9,895)
Fixed assets & intangibles	(33,500)	(28,129)
Lease financing	(60,354)	(56,576)
Right-of-use asset	(22,383)	(23,773)
Loan purchase accounting adjustments	(8)	—
Other	(19,916)	(21,965)
Gross deferred tax liabilities	$(150,869)	$(140,338)
Net deferred tax asset	$146,567	$153,384

Reported income tax expense (benefit) differed from amounts computed by applying the statutory income tax rate of 21% for the years ended December 31, 2024, 2023 and 2022 to earnings or loss before income taxes. Historically, the primary differences have been due to tax-exempt income, federal and state tax credits and excess tax benefits from stock-based compensation. The main source of tax credits has been investments in tax-advantaged securities and tax credit projects. These investments are made primarily in the markets we serve and directed at tax credits issued under the Federal and State New Market Tax Credit (NMTC) programs, Low-Income Housing Tax Credit (LIHTC) programs, as well as pre-2018 Qualified Zone Academy Bonds (QZAB) and Qualified School Construction Bonds (QSCB). A summary of the factors that impacted income tax expense follows.

	2024		2023		2022
($ in thousands)	Amount	%	Amount	%	Amount	%
Taxes computed at statutory rate	$120,534	21.0%	$102,927	21.0%	$138,431	21.0%
Increases (decreases) in taxes resulting from:
State income taxes, net of federal income tax benefit	12,640	2.2%	10,323	2.1%	13,272	2.0%
Tax-exempt interest	(8,443)	(1.5%)	(8,755)	(1.8%)	(8,612)	(1.3%)
Life insurance contracts	(6,017)	(1.1%)	(4,020)	(0.8%)	(1,812)	(0.3%)
Tax credits	(9,453)	(1.6%)	(9,443)	(1.9%)	(8,039)	(1.2%)
Employee share-based compensation	(1,514)	(0.2%)	(505)	(0.1%)	(2,084)	(0.3%)
FDIC assessment disallowance	2,466	0.4%	2,893	0.6%	1,836	0.3%
Impact of deferred tax asset re-measurement	(435)	(0.1%)	—	—	—	—
Net operating loss carryback under CARES act	—	—	—	—	238	0.0%
Other, net	3,380	0.6%	4,106	0.8%	1,877	0.3%
Income tax expense	$113,158	19.7%	$97,526	19.9%	$135,107	20.5%

The Company had approximately $58.3 million in state net operating loss carryforwards that originated in the tax years 2003 through 2024 and begin expiring in 2032. A $58.3 million gross state valuation allowance has been established for all non-bank entity level state net operating loss carryforwards, which translates to a net $2.6 million valuation allowance in the Company’s deferred tax inventory. The remainder of the allowance is related to deferred executive compensation. The impact of this valuation allowance is not material to the financial statements.

The tax benefit of a position taken or expected to be taken in a tax return should be recognized when it is more likely than not that the position will be sustained on its technical merits. The liability for unrecognized tax benefits was immaterial as of December 31, 2024, 2023 and 2022. The Company does not expect the liability for unrecognized tax benefits to change significantly during 2025. The Company recognizes interest and penalties, if any, related to income tax matters in income tax expense, and the amounts recognized during 2024, 2023 and 2022 were insignificant.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Generally, the federal returns for years prior to 2021 are no longer subject to examination. State returns that are open to examination vary by jurisdiction and are generally open three to four years.

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

A summary of the information used in the computation of earnings per common share follows.

	Years Ended December 31,
($ in thousands, except per share data)	2024	2023	2022
Numerator:
Net income to common shareholders	$460,815	$392,602	$524,089
Net income or dividends allocated to participating securities - basic and diluted	3,027	4,014	7,620
Net income allocated to common shareholders - basic and diluted	$457,788	$388,588	$516,469
Denominator:
Weighted-average common shares - basic	86,346	86,130	86,068
Dilutive potential common shares	302	293	326
Weighted-average common shares - diluted	86,648	86,423	86,394
Earnings per common share:
Basic	$5.30	$4.51	$6.00
Diluted	$5.28	$4.50	$5.98

Potential common shares consist of stock options, nonvested performance-based awards, nonvested restricted stock units, and nonvested restricted share awards deferred under the Company’s nonqualified deferred compensation plan. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be antidilutive, i.e., increase earnings per share or reduce a loss per share. The weighted-average of potentially dilutive common shares that were anti-dilutive totaled 16,338, 100,391 and 3,116 for the years ended December 31, 2024, 2023 and 2022, respectively, and were excluded from the calculation of diluted earnings per common diluted share for the respective periods.

Note 16. Segment Reporting

U.S. GAAP requires that information be reported about a company’s operating segments using a “management approach.” Reportable segments are identified in these standards as those revenue-producing components for which discrete financial information is produced internally and which are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. The Company has identified the Capital Committee as the chief operating decision maker. The Capital Committee is comprised of the Chief Executive Officer, Chief Financial Officer, Hancock Whitney Bank President and Chief Operating Officer, Chief Credit Officer, Chief Risk Officer, Chief Human Resources Officer, and General Counsel. Consistent with the Company’s strategy that is focused on providing a consistent package of banking products and services across all markets, the Company has identified its overall banking operations as its only reportable segment.

The Capital Committee primarily uses net income and its components to make operational and financial decisions and manage the Company. Financial reports utilized include actual results compared to budget, forecasts, prior period results, and peer and analyst estimates. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies found in Note 1 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements. The significant segment expenses included in net income are presented in the financial statement captions shown on the face of the Consolidated Statements of Income and in Note 13 – Other Noninterest Income and Other Noninterest Expense, and align materially with those reported to the Capital Committee. There are no other segment items that are required to reconcile expenses included in net income to significant expenses reviewed by the Capital Committee.

Note 17. Retirement Benefit Plans

The Company sponsors a qualified defined benefit pension plan, the Hancock Whitney Corporation Pension Plan and Trust Agreement (“Pension Plan”), covering certain eligible associates. Eligibility is based on minimum age and service-related requirements. In 2017, the Pension Plan was amended to exclude any individual hired or rehired by the Company after June 30, 2017 from eligibility to participate. The Pension Plan amendment further provided that the accrued benefits of each participant in the Pension Plan whose combined age plus years of service as of January 1, 2018 totaled less than 55 were to be frozen as of January 1, 2018, and not thereafter increase.

The Company makes contributions to this plan in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws, plus such additional amounts as the Company may determine to be appropriate. The Company was not required to make a contribution to the Pension Plan during 2024 or 2023. The Company does not anticipate being required to make a contribution, nor does it anticipate making a discretionary contribution to the Pension Plan in 2025.

The Company also offers a defined contribution retirement benefit plan (401(k) plan), the Hancock Whitney Corporation 401(k) Savings Plan and Trust Agreement (“401(k) Plan”), that covers substantially all associates who have been employed 60 days and meet a minimum age requirement and employment classification criteria. The Company matches 100% of the first 1% of compensation saved by a participant, and 50% of the next 5% of compensation saved. Newly eligible associates are automatically enrolled at an initial 3% savings rate unless the associate actively opts out of participation in the plan. The 401(k) Plan was also amended during the second quarter of 2017 for participants whose benefits were frozen under the Pension Plan to add an enhanced Company contribution beginning January 1, 2018, in the amount of 2%, 4% or 6% of such participant’s eligible compensation, based on the participant’s age and years of service with the Company. The 401(k) Plan’s amendment further provided that the Company will contribute to the benefit of those associates of the Company hired or rehired after June 30, 2017, and those associates of the Company never enrolled in the Pension Plan an additional basic contribution in an amount equal to 2% of the associate’s eligible compensation beginning January 1, 2018. Participants vest in the new basic and enhanced Company contributions upon completion of three years of service.

The Company’s 401(k) plan matching expense totaled $17.8 million, $17.9 million and $17.3 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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

The Company assumed certain trends in health care costs in the determination of the benefit obligations. The plans assumed a 7% increase in health costs, increasing to 7.50% in 2025, declining to 6.60% uniformly over a three year period, and then following the Getzen model thereafter. At December 31, 2024, the mortality assumption was based on Revised RP-2014 Employee and Healthy Annuitants Bottom Quartile Fully Generational Mortality Table for Males and Females - Projected with Improvement Scale MP-2021.

The following tables detail the changes in the benefit obligations and plan assets of the defined benefit plans for the years ended December 31, 2024 and 2023, as well as the funded status of the plans at each year end and the amounts recognized in the Company’s Consolidated Balance Sheets. The Company uses a December 31 measurement date for all defined benefit pension plans and other postretirement benefit plans.

	Pension Benefits		Other Post-Retirement Benefits
($ in thousands)	2024	2023	2024	2023
Change in benefit obligation
Benefit obligation at beginning of year	$517,648	$495,746	$13,404	$13,796
Service cost	7,707	7,916	31	34
Interest cost	24,047	23,854	578	622
Plan participants' contributions	—	—	608	691
Net actuarial gain (loss)	(35,453)	15,285	(2,371)	92
Benefits paid	(27,718)	(25,153)	(1,803)	(1,831)
Benefit obligation, end of year	486,231	517,648	10,447	13,404
Change in plan assets
Fair value of plan assets at beginning of year	723,064	700,535	—	—
Actual return on plan assets	40,388	48,497	—	—
Employer contributions	1,264	1,136	1,196	1,140
Plan participants' contributions	—	—	608	691
Benefit payments	(27,718)	(25,153)	(1,804)	(1,831)
Expenses	(2,178)	(1,951)	—	—
Fair value of plan assets, end of year	734,820	723,064	—	—
Funded status at end of year - net asset (liability)	$248,589	$205,416	$(10,447)	$(13,404)
Amounts recognized in accumulated other comprehensive loss
Unrecognized loss (gain) at beginning of year	$141,049	$135,243	$(7,902)	$(8,837)
Net actuarial loss (gain)	(31,725)	5,806	(1,572)	935
Unrecognized loss (gain) at end of year	$109,324	$141,049	$(9,474)	$(7,902)
Projected benefit obligation	$486,231	$517,648
Accumulated benefit obligation	467,634	493,800
Fair value of plan assets	734,820	723,064

The net funded status of $248.6 million for pension benefits plans includes an excess of plan assets over the benefit obligation of $260.0 million on the defined benefit pension plan, offset by an unfunded benefit obligation of $11.4 million for the nonqualified retirement plan.

Net actuarial gain is a significant component of the change in the projected benefit obligation of the Pension Plan for the year ended December 31, 2024. The actuarial gain was primarily driven by a change in the discount rate used in computing the projected benefit obligation at December 31, 2024.

The following table shows net periodic (benefit) cost included in expense and the changes in the amounts recognized in AOCI during the years ended December 31, 2024, 2023, and 2022.

	Pension Benefits			Other Post-Retirement Benefits
($ in thousands)	2024	2023	2022	2024	2023	2022
Net periodic (benefit) cost
Service cost	$7,707	$7,916	$11,438	$31	$34	$59
Interest cost	24,047	23,854	14,639	578	622	375
Expected return on plan assets	(47,626)	(44,710)	(46,615)	—	—	—
Amortization of net (gain) loss/prior service cost	5,687	7,643	2,830	(799)	(843)	(650)
Net periodic benefit	(10,185)	(5,297)	(17,708)	(190)	(187)	(216)
Other changes in plan assets and benefit obligations recognized in other comprehensive income, before taxes
Net (loss) gain recognized during the year	(5,687)	(7,643)	(2,830)	799	843	650
Net actuarial loss (gain)	(26,038)	13,449	29,952	(2,371)	92	(5,906)
Total recognized in other comprehensive income	(31,725)	5,806	27,122	(1,572)	935	(5,256)
Total recognized in net periodic benefit cost and other comprehensive income	$(41,910)	$509	$9,414	$(1,762)	$748	$(5,472)
Discount rate for benefit obligations	5.62%	4.83%	5.00%	5.56%	4.81%	4.98%
Discount rate for net periodic benefit cost	4.83%	5.00%	2.77%	4.81%	4.98%	2.32%
Expected long-term return on plan assets	6.50%	6.50%	5.50%	n/a	n/a	n/a
Rate of compensation increase	scaled *	scaled *	scaled *	n/a	n/a	n/a

*Graded scale, declining from 7.25% at age 20 to 2.25% at age 65

The long term rate of return on plan assets is determined by using the weighted-average of historical real returns for major asset classes based on target asset allocations. For all periods presented, the discount rate for the benefit obligation was calculated by matching expected future cash flows to the USI Consulting Group Pension Discount Curve (AA).

The following table presents expected plan benefit payments over the ten years succeeding December 31, 2024:

($ in thousands)	Pension	Post-Retirement	Total
2025	$29,213	$1,008	$30,221
2026	30,762	827	31,589
2027	32,185	851	33,036
2028	33,433	852	34,285
2029	34,589	818	35,407
2030-2034	185,618	3,709	189,327
.	$345,800	$8,065	$353,865

The expected benefit payments are estimated based on the same assumptions used to measure the Company’s benefit obligations at December 31, 2024.

The fair values of pension plan assets at December 31, 2024 and 2023, by asset category, are shown in the following tables. The fair value is presented based on the Financial Accounting Standards Board’s fair value hierarchy that prioritizes inputs into the valuation techniques used to measure fair value. Level 1 uses quoted prices in active markets for identical assets, Level 2 uses significant observable inputs, and Level 3 uses significant unobservable inputs. In accordance with Subtopic 820-10 common trust funds are reported at fair value using net asset value per share (or its equivalent) as a practical expedient and are not classified in the fair value hierarchy.

For all investments, the plan attempts to use quoted market prices of identical assets on active exchanges, or Level 1 measurements. Where such quoted market prices are not available, the plan will use quoted prices for similar instruments or discounted cash flows to estimate the value, reported as Level 2.

	December 31, 2024
Fair Value Measurements by Asset Category / Fund	Level 1	Level 2	Level 3	Total
($ in thousands)
Cash and equivalents	$6,357	$—	$—	$6,357
Total cash and cash equivalents	6,357	—	—	6,357
Fixed income securities	26,476	37,726	—	64,202
Exchange Traded Fund (ETF)-Fixed income	4,133		—	4,133
Total fixed income	30,609	37,726	—	68,335
Domestic and foreign stock	48,279	—	—	48,279
Mutual funds-equity	38,812	—	—	38,812
Total equity	87,091	—	—	87,091
Total assets at fair value	124,057	37,726	—	161,783
Common trust funds (fixed income)	—	—	—	514,562
Common trust fund (real assets)	—	—	—	58,475
Total	$124,057	$37,726	$—	$734,820

	December 31, 2023
Fair Value Measurements by Asset Category / Fund	Level 1	Level 2	Level 3	Total
($ in thousands)
Cash and equivalents	$5,268	$—	$—	$5,268
Total cash and cash equivalents	5,268	—	—	5,268
Fixed income securities	25,539	38,750	—	64,289
Exchange Traded Fund (ETF)-Fixed income	3,434		—	3,434
Total fixed income	28,973	38,750	—	67,723
Domestic and foreign stock	45,864	—	—	45,864
Mutual funds-equity	95,066	—	—	95,066
Total equity	140,930	—	—	140,930
Total assets at fair value	175,171	38,750	—	213,921
Common trust funds (fixed income)	—	—	—	451,493
Common trust fund (real assets)	—	—	—	57,650
Total	$175,171	$38,750	$—	$723,064

The following table presents the percentage allocation of the plan assets by asset category and corresponding target allocations at December 31, 2024 and 2023.

	Plan Assets		Target Allocation
	at December 31,		at December 31,
	2024	2023	2024	2023
Asset category:
Cash and equivalents	1%	1%	0 - 5%	0 - 5%
Fixed income securities	79	72	8-72%	62-84%
Equity securities	12	19	16-22%	16-22%
Real assets	8	8	4-10%	4-10%
	100%	100%

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

As of December 31, 2024, there were approximately 1.4 million shares available for future issuance under the 2020 equity compensation plan.

For the years ended December 31, 2024, 2023 and 2022, total share-based compensation expense recognized in income was $22.7 million, $24.7 million and $23.5 million, respectively. The total recognized tax benefit related to the share-based compensation was $6.3 million, $5.7 million and $7.0 million for 2024, 2023 and 2022, respectively.

A summary of the Company’s nonvested restricted and performance shares for the year ended December 31, 2024 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2024	1,457,401	$44.65
Granted	789,726	42.38
Vested	(670,957)	39.08
Cancelled/Forfeited	(184,934)	43.97
Nonvested at December 31, 2024	1,391,236	$46.14

At December 31, 2024, there was $44.4 million of total unrecognized compensation expense related to nonvested restricted and performance share awards and units expected to vest in the future. This compensation is expected to be recognized in expense over a weighted-average period of 3.0 years. The fair value of shares that vested during the years ended December 31, 2024 and 2023 totaled $24.0 million and $18.4 million, respectively.

During the year ended December 31, 2024, the Company granted 550,976 restricted stock units (RSUs) to certain eligible employees. The holders of unvested restricted stock units have no rights as a shareholder of the Company, including voting or dividend rights. The Company has elected to award dividend equivalents on each restricted stock unit not deferred under the Company's nonqualified deferred compensation plan. Such dividend equivalents are forfeited should the employee terminate employment prior to the vesting of the RSU.

During the year ended December 31, 2024, the Company granted 47,734 performance share awards subject to a total shareholder return (TSR) performance metric with a grant date fair value of $43.23 per share and 47,734 performance share awards subject to an adjusted earnings per share performance metric with a grant date fair value of $36.25 per share to key members of executive management. The number of performance shares subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 50 regional banks. The fair value of the performance shares subject to TSR at the grant date was determined using a Monte Carlo simulation method. The number of performance shares subject to adjusted earnings per share that ultimately vest will be based on the Company’s attainment of certain adjusted earnings per share goals over the two-year performance period. The maximum number of performance shares that could vest is 200% of the target award. Compensation expense for these performance shares is recognized on a straight line basis over the three-year service period.

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

The contractual amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. At December 31, 2024 and 2023, the Company had a reserve for unfunded lending commitments totaling $24.1 million and $28.9 million, respectively.

The following table presents a summary of the Company’s off-balance sheet financial instruments as of December 31, 2024 and December 31, 2023:

	December 31,
($ in thousands)	2024	2023
Commitments to extend credit	$9,249,468	$9,852,367
Letters of credit	420,614	481,910

Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business. Management does not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on the consolidated financial position or liquidity of the Company.

Federal Deposit Insurance Corporation (FDIC) Special Assessment

In November 2023, the FDIC approved a final rule to implement a special deposit insurance assessment to recover losses to the Deposit Insurance Fund (DIF) arising from the full protection of uninsured depositors under the systemic risk exception following the receiverships of Silicon Valley Bank and Signature Bank in the spring of 2023. In the fourth quarter of 2023, the Company recorded a pre-tax special assessment expense totaling $26.1 million based on the November 2023 final rule. In 2024, the FDIC provided several notices with updated estimates of losses attributable to the protection of uninsured depositors, extending the collection period by quarters and necessitating less material adjustments to the expense in the current year.

The loss estimates resulting from the failures of these institutions are subject to further change pending the projected and actual outcome of loss share agreements, joint ventures, and outstanding litigation. The exact amount of losses incurred will not be determined until the FDIC terminates the receiverships of these banks; therefore, the Company’s exact exposure for FDIC special assessment remains unknown.

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present, for each of the fair value hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis on the consolidated balance sheets at December 31, 2024 and 2023:

	December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$182,282	$—	$182,282
Municipal obligations	—	196,330	—	196,330
Corporate debt securities	—	17,616	—	17,616
Residential mortgage-backed securities	—	2,129,051	—	2,129,051
Commercial mortgage-backed securities	—	2,600,965	—	2,600,965
Collateralized mortgage obligations	—	35,247	—	35,247
Total available for sale securities	—	5,161,491	—	5,161,491
Mortgage loans held for sale	—	18,929	—	18,929
Derivative assets (1)	—	73,840	—	73,840
Total recurring fair value measurements - assets	$—	$5,254,260	$—	$5,254,260
Liabilities
Derivative liabilities (1)	$—	$158,534	$2,089	$160,623
Total recurring fair value measurements - liabilities	$—	$158,534	$2,089	$160,623

(1) For further disaggregation of derivative assets and liabilities, see Note 11 – Derivatives.

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$97,808	$—	$97,808
Municipal obligations	—	201,412	—	201,412
Corporate debt securities	—	20,352	—	20,352
Residential mortgage-backed securities	—	2,113,866	—	2,113,866
Commercial mortgage-backed securities	—	2,437,472	—	2,437,472
Collateralized mortgage obligations	—	44,285	—	44,285
Total available for sale securities	—	4,915,195	—	4,915,195
Mortgage loans held for sale	—	13,269	—	13,269
Derivative assets (1)	—	90,712	—	90,712
Total recurring fair value measurements - assets	$—	$5,019,176	$—	$5,019,176
Liabilities
Derivative liabilities (1)	$—	$205,796	$1,342	$207,138
Total recurring fair value measurements - liabilities	$—	$205,796	$1,342	$207,138

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

For the Company’s derivative financial instruments designated as hedges and those under the customer interest rate program, the fair value is obtained from a third-party pricing service that uses an industry-standard discounted cash flow model that relies on inputs, Overnight Index swap rate curves, and SOFR swap curves (where applicable); all observable in the marketplace. To comply with the accounting guidance, credit valuation adjustments are incorporated in the fair values to appropriately reflect nonperformance risk for both the Company and the counterparties. Although the Company has determined that the majority of the inputs used to value these derivative instruments fall within level 2 of the fair value hierarchy, the credit value adjustments utilize level 3 inputs, such as estimates of current credit spreads. The Company has determined that the impact of the credit valuation adjustments is not significant to the overall valuation of these derivatives. As a result, the Company has classified its derivative valuations for these instruments in level 2 of the fair value hierarchy. The Company’s policy is to measure counterparty credit risk quarterly for derivative instruments, which are all subject to master netting arrangements consistent with how market participants would price the net risk exposure at the measurement date.

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

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements

The table below presents a rollforward of the amounts on the consolidated balance sheet for the years ended December 31, 2024 and 2023 for financial instruments of a material nature that are classified within Level 3 of the fair value hierarchy and are measured at fair value on a recurring basis:

($ in thousands)
Balance at December 31, 2022	$1,883
Cash settlement	(2,547)
Losses included in earnings	2,006
Balance at December 31, 2023	1,342
Cash settlement	(1,442)
Losses included in earnings	2,189
Balance at December 31, 2024	$2,089

The table below provides an overview of the valuation techniques and significant unobservable inputs used in those techniques to measure the financial instrument measured on a recurring basis and classified within Level 3 of the valuation. The range of sensitivities that management utilized in its fair value calculations is deemed acceptable in the industry with respect to the identified financial instrument. The assumptions reflected in the table below for December 31, 2024 were updated in consideration of the recent exchange offer from Visa.

Level 3 Class	December 31, 2024	December 31, 2023
Derivative liability	$2,089	$1,342
Valuation technique	Discounted cash flow	Discounted cash flow
Unobservable inputs:
Visa Class A appreciation - terminal range	6-12%	6-12%
Visa Class A appreciation - at end of reporting period	9%	9%
Conversion rate - range	1.60x-1.56x	1.60x-1.59x
Conversion rate - at end of reporting period	1.5800x	1.5950x
Time until resolution	33-45 months	3-9 months

The Company’s policy is to recognize transfers between valuation hierarchy levels as of the end of a reporting period.

Fair Value of Assets Measured on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. Collateral-dependent loans individually evaluated for credit loss loans are measured at the fair value of the underlying collateral based on independent third-party appraisals that take into consideration market-based information such as recent sales activity for similar assets in the property’s market.

Other real estate owned and foreclosed assets, including both foreclosed property and surplus banking property, are adjusted to fair value, less estimated selling costs, upon transfer from loans or property and equipment. Subsequently, other real estate owned and foreclosed assets are carried at the lower of carrying value or fair value less estimated selling costs. Fair values are determined by sales agreement or third-party appraisals as discounted for estimated selling costs, information from comparable sales, and marketability of the assets.

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

The following tables present the Company’s financial assets that are measured at fair value on a nonrecurring basis for each of the fair value hierarchy levels:

	December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent individually evaluated loans	$—	$—	$28,301	$28,301
Other real estate owned and foreclosed assets	—	—	27,797	27,797
Total nonrecurring fair value measurements	$—	$—	$56,098	$56,098

	December 31, 2023
($ in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent individually evaluated loans	$—	$15,882	$—	$15,882
Other real estate owned and foreclosed assets	—	—	3,628	3,628
Total nonrecurring fair value measurements	$—	$15,882	$3,628	$19,510

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

Federal Funds Purchased and Securities Sold under Agreements to Repurchase– For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

Short-Term FHLB Borrowings – There were no FHLB borrowings at December 31, 2024. FHLB borrowings at December 31, 2023 consisted of short-term fixed rate borrowings (five calendar days outstanding); as such, the carrying amount of the instrument is a reasonable estimate of fair value.

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

	December 31, 2024
				Total	Carrying
($ in thousands)	Level 1	Level 2	Level 3	Fair Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$1,514,216	$409	$—	$1,514,625	$1,514,625
Available for sale securities	—	5,161,491	—	5,161,491	5,161,491
Held to maturity securities	—	2,233,526	—	2,233,526	2,435,663
Loans, net	—	—	22,562,577	22,562,577	22,980,565
Loans held for sale	—	21,525	—	21,525	21,525
Derivative financial instruments	—	73,840	—	73,840	73,840
Financial liabilities:
Deposits	$—	$—	$29,482,628	$29,482,628	$29,492,851
Federal funds purchased	—	300	—	300	300
Securities sold under agreements to repurchase	—	638,715	—	638,715	638,715
Long-term debt	—	174,660	—	174,660	210,544
Derivative financial instruments	—	158,534	2,089	160,623	160,623

	December 31, 2023
				Total	Carrying
($ in thousands)	Level 1	Level 2	Level 3	Fair Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$1,188,284	$—	$—	$1,188,284	$1,188,284
Available for sale securities	—	4,915,195	—	4,915,195	4,915,195
Held to maturity securities	—	2,485,918	—	2,485,918	2,684,779
Loans, net	—	15,882	23,170,377	23,186,259	23,614,010
Loans held for sale	—	26,124	—	26,124	26,124
Derivative financial instruments	—	90,712	—	90,712	90,712
Financial liabilities:
Deposits	$—	$—	$29,679,228	$29,679,228	$29,690,059
Federal funds purchased	350	—	—	350	350
Securities sold under agreements to repurchase	454,479	—	—	454,479	454,479
FHLB short-term borrowings	700,000	—	—	700,000	700,000
Long-term debt	—	196,182	—	196,182	236,317
Derivative financial instruments	—	205,796	1,342	207,138	207,138

Note 21. Condensed Parent Company Information

The following condensed financial statements reflect the accounts and transactions of Hancock Whitney Corporation only:

Condensed Balance Sheets

	December 31,
($ in thousands)	2024	2023
Assets:
Cash	$272,693	$218,714
Investment in bank subsidiaries	3,994,927	3,712,718
Investment in non-bank subsidiaries	27,460	29,446
Due from subsidiaries and other assets	3,301	11,628
Total assets	$4,298,381	$3,972,506
Liabilities and Stockholders' Equity:
Long term debt	$167,120	$166,968
Other liabilities	3,625	1,877
Stockholders' equity	4,127,636	3,803,661
Total liabilities and stockholders' equity	$4,298,381	$3,972,506

Condensed Statements of Income

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Operating income
From subsidiaries:
Cash dividends received from bank subsidiaries	$205,000	$185,000	$180,000
Cash dividend from nonbank subsidiary	6,000	—	2,500
Equity in earnings of subsidiaries greater than dividends received	265,188	222,731	355,853
Total operating income	476,188	407,731	538,353
Other expense, net	19,828	19,587	17,708
Income tax benefit	(4,455)	(4,458)	(3,444)
Net income	$460,815	$392,602	$524,089
Other comprehensive income (loss), net of tax	15,035	151,055	(718,247)
Comprehensive income (loss)	$475,850	$543,657	$(194,158)

Condensed Statements of Cash Flows

	Years Ended December 31,
($ in thousands)	2024	2023	2022
Cash flows from operating activities - principally dividends received from subsidiaries	$227,125	$198,093	$192,816
Net cash provided by operating activities	227,125	198,093	192,816
Cash flows from investing activities:
Proceeds from sale of premises and equipment	320	—	855
Net cash provided by investing activities	320	—	855
Cash flows from financing activities:
Dividends paid to stockholders	(130,840)	(104,697)	(94,458)
Repurchase of common stock	(37,690)	—	(58,892)
Proceeds from dividend reinvestment and other incentive plans	4,422	3,815	3,972
Payroll tax remitted on net share settlement of equity awards	(9,358)	(5,681)	(7,386)
Net cash used in financing activities	(173,466)	(106,563)	(156,764)
Net increase in cash	53,979	91,530	36,907
Cash, beginning of year	218,714	127,184	90,277
Cash, end of year	$272,693	$218,714	$127,184

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

Management, including our principal executive officer and principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures and based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of its principal executive and principal financial officers, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form Y-9C) and compliance with specific laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data,” has issued an attestation report on the Company’s internal control over financial reporting, which is also included in Item 8.

Based on the foregoing evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2024.

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2024 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2024.

Hancock Whitney Corporation will hold its Annual Meeting of Shareholders of common stock virtually on Wednesday, April 23, 2025, at 11:00 a.m. Central Daylight Time. Additional information about the Annual Meeting, including the matters to be considered, will be set forth in the Company’s definitive proxy statement for the 2025 Annual Meeting to be filed in due course with the SEC.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors will appear in our definitive proxy statement to be filed with the Securities and Exchange Commission for our 2025 annual meeting of the shareholders under the caption, “Information about Our Directors.” Information concerning compliance with Section 16(a) of the Exchange Act will appear in our proxy statement under the caption, "Delinquent Section 16(a) Reports.” Information concerning our code of business ethics for officers and associates, our code of ethics for financial officers, and our code of ethics for directors will appear in our proxy statement under the caption “Transactions with Related Persons.” Information concerning our audit committee will appear in our proxy statement under the caption “Board of Directors and Corporate Governance – Board Committees – Audit Committee.” The information set forth under each such caption is incorporated herein by reference. The information required by Item 10 of this Report regarding our executive officers appears in a separately captioned heading in Item 1 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402, Item 407(e)(4) and Item 407(e)(5) of Regulation S-K will appear in our definitive proxy statement relating to our 2025 annual meeting of shareholders and is incorporated herein by reference.

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by directors, officers and associates of the Company and its subsidiaries and their immediate family members (collectively, "Insiders") and any other individuals whom the Company may designate as Insiders because they have access to material nonpublic information concerning the Company. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024. In addition, with regard to the Company’s trading its own securities, it is the Company's policy to comply with federal securities laws and the applicable exchange listing requirements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of certain beneficial owners and management will appear in our definitive proxy statement relating to our 2025 annual meeting of shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management.” The information set forth under each such caption is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions will appear in our definitive proxy statement relating to our 2025 annual meeting of shareholders under the caption “Transactions with Related Persons.” Information concerning director independence will appear in our proxy statement under the caption “Board of Directors and Corporate Governance.” The information set forth under each such caption is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is PricewaterhouseCoopers LLP, New Orleans, LA, Auditor Firm ID 238.

Information concerning principal accountant fees and services will appear in our definitive proxy statement relating to our 2025 annual meeting of shareholders under the caption “Independent Registered Public Accounting Firm.” Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. The following consolidated financial statements of Hancock Whitney Corporation and subsidiaries are filed as part of this Report under Item 8. “Financial Statements and Supplementary Data”:

Consolidated Balance Sheets – December 31, 2024 and 2023

Consolidated Statements of Income – Years ended December 31, 2024, 2023 and 2022

Consolidated Statements of Other Comprehensive Income – Years ended December 31, 2024, 2023, and 2022

Consolidated Statements of Changes in Stockholders’ Equity– Years ended December 31, 2024, 2023, and 2022

Consolidated Statements of Cash Flows –Years ended December 31, 2024, 2023, and 2022

Notes to Consolidated Financial Statements – December 31, 2024

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

*10.7

Form of Change in Control Employment Agreement between the Company and certain named executive officers effective January 1, 2021 (filed as exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2022 (File No. 001-36872) filed with the Commission on February 27, 2023 and incorporated by reference).

*10.8

Hancock Whitney Corporation Executive Incentive Plan effective January 1, 2022 (filed as exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2022 (File No. 001-36872) filed with the Commission on February 27, 2023 and incorporated by reference).

*10.9

Insurance Plan and Summary Plan Description, adopted by the Company effective July 1, 2014 (filed as Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2014 (File No. 0-13089) filed with the Commission on February 27, 2015 and incorporated herein by reference).

*10.10

Form of Restricted Common Stock Award Agreement effective January 1, 2020 (filed as exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2022 (File No. 001-36872) filed with the Commission on February 27, 2023 and incorporated by reference).

*10.11

Form of Restricted Stock Unit Award Agreement effective January 1, 2022 (filed as exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2022 (File No. 001-36872) filed with the Commission on February 27, 2023 and incorporated by reference).

*10.12

Form of Performance Stock Unit Award Agreement effective January 1, 2020 (filed as exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 2022 (File No. 001-36872) filed with the Commission on February 27, 2023 and incorporated by reference).

*10.13

Form of Performance Stock Unit Award Agreement effective January 1, 2022 (filed as exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2022 (File No. 001-36872) filed with the Commission on February 27, 2023 and incorporated by reference).

**19	Hancock Whitney Corporation Insider Trading Policy

**21.1	Subsidiaries of the Company.

**23.1	Consent of PricewaterhouseCoopers LLP.

**31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

**31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

**32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97

Hancock Whitney Corporation Compensation Recoupment Policy (filed as exhibit 97 to the Company's Form 10-K for the year ended December 31, 2023 (File No 001-36872) filed with the Commission on February 28, 2024 and incorporated by reference) Compensation Recoupment Policy

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

HANCOCK WHITNEY CORPORATION
Registrant

February 26, 2025	By:	/s/ John M. Hairston
Date		John M. Hairston
President & Chief Executive Officer (Principal Executive Officer)

February 26, 2025	By:	/s/ Michael M. Achary
Date		Michael M. Achary
Senior Executive Vice President & Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jerry L. Levens Jerry L. Levens	Chairman of the Board, Director	February 26, 2025

/s/ Frank E. Bertucci Frank E. Bertucci	Director	February 26, 2025

/s/ Moses H. Feagin Sr. Moses H. Feagin Sr.	Director	February 26, 2025

/s/ Hardy B. Fowler	Director	February 26, 2025
Hardy B. Fowler

/s/ Randall W. Hanna Randall W. Hanna	Director	February 26, 2025

/s/ Suzette K. Kent	Director	February 26, 2025
Suzette K. Kent

/s/ H. Merritt Lane III H. Merritt Lane III	Director	February 26, 2025

/s/ Constantine S. Liollio Constantine S. Liollio	Director	February 26, 2025

/s/ Sonya C. Little Sonya C. Little	Director	February 26, 2025

/s/ Thomas H. Olinde Thomas H. Olinde	Director	February 26, 2025

/s/ Sonia A. Pérez Sonia A. Pérez	Director	February 26, 2025

/s/ Christine L. Pickering Christine L. Pickering	Director	February 26, 2025

/s/ Joan C. Teofilo Joan C. Teofilo	Director	February 26, 2025

/s/ C. Richard Wilkins C. Richard Wilkins	Director	February 26, 2025