Form 10-Q
period 2025-03-31
HANCOCK WHITNEY CORP
filed 2025-05-09
CIK 750577

*

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

85,643,195 common shares were outstanding at April 30, 2025.

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

AOCI – accumulated other comprehensive income or loss

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

TSR – total shareholder return

U.S. Treasury – The United States Department of the Treasury

401(k) Plan – the Hancock Whitney Corporation 401(k) Savings Plan and Trust Agreement

Part I. Financial Information

Item 1. Financial Statements

Hancock Whitney Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except per share data)	2025	2024
ASSETS
Cash and due from banks	$510,347	$574,910
Interest-bearing bank deposits	841,067	939,306
Federal funds sold	391	409
Securities available for sale, at fair value (amortized cost of $5,845,045 and $5,774,133)	5,334,528	5,161,491
Securities held to maturity (fair value of $2,194,627 and $2,233,526)	2,360,441	2,435,663
Loans held for sale (includes $25,935 and $18,929 measured at fair value)	26,596	21,525
Loans	23,098,146	23,299,447
Less: allowance for loan losses	(318,119)	(318,882)
Loans, net	22,780,027	22,980,565
Property and equipment, net of accumulated depreciation of $352,609 and $345,962	275,865	279,767
Right of use assets, net of accumulated amortization of $70,411 and $67,063	95,621	98,822
Prepaid expenses	51,068	45,763
Other real estate and foreclosed assets, net	26,690	27,797
Accrued interest receivable	140,526	143,237
Goodwill	855,453	855,453
Other intangible assets, net	33,110	35,224
Life insurance contracts	776,937	774,542
Funded pension assets, net	263,533	260,003
Deferred tax asset, net	104,991	146,567
Other assets	273,489	300,741
Total assets	$34,750,680	$35,081,785
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$10,614,874	$10,597,461
Interest-bearing	18,579,859	18,895,390
Total deposits	29,194,733	29,492,851
Short-term borrowings	542,780	639,015
Long-term debt	210,582	210,544
Accrued interest payable	18,024	20,148
Lease liabilities	114,282	117,817
Other liabilities	391,607	473,774
Total liabilities	30,472,008	30,954,149
Stockholders' equity:
Common stock	309,513	309,513
Capital surplus	1,699,474	1,719,609
Retained earnings	2,784,657	2,704,606
Accumulated other comprehensive loss, net	(514,972)	(606,092)
Total stockholders' equity	4,278,672	4,127,636
Total liabilities and stockholders' equity	$34,750,680	$35,081,785
Preferred shares authorized (par value of $20.00 per share)	50,000	50,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	92,947	92,947
Common shares outstanding	86,033	86,124

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2025	2024
Interest income:
Loans, including fees	$331,488	$363,293
Loans held for sale	341	303
Securities-taxable	51,899	46,785
Securities-tax exempt	4,218	4,526
Short-term investments	7,375	6,777
Total interest income	395,321	421,684
Interest expense:
Deposits	120,507	147,483
Short-term borrowings	1,845	4,966
Long-term debt	3,064	3,064
Total interest expense	125,416	155,513
Net interest income	269,905	266,171
Provision for credit losses	10,462	12,968
Net interest income after provision for credit losses	259,443	253,203
Noninterest income:
Service charges on deposit accounts	24,119	22,239
Trust fees	18,022	17,077
Bank card and ATM fees	20,714	20,622
Investment and annuity fees and insurance commissions	11,415	11,844
Secondary mortgage market operations	3,468	2,891
Other income	17,053	13,178
Total noninterest income	94,791	87,851
Noninterest expense:
Compensation expense	88,952	96,569
Employee benefits	25,395	24,588
Personnel expense	114,347	121,157
Net occupancy expense	13,580	13,395
Equipment expense	4,091	4,228
Data processing expense	31,250	28,737
Professional services expense	12,235	9,036
Amortization of intangible assets	2,113	2,526
Deposit insurance and regulatory fees	5,026	8,931
Other real estate and foreclosed assets expense (income), net	1,780	(196)
Other expense	20,637	19,908
Total noninterest expense	205,059	207,722
Income before income taxes	149,175	133,332
Income taxes expense	29,671	24,720
Net income	$119,504	$108,612
Earnings per common share-basic	$1.38	$1.25
Earnings per common share-diluted	$1.38	$1.24
Dividends paid per share	$0.45	$0.30
Weighted average shares outstanding-basic	86,092	86,521
Weighted average shares outstanding-diluted	86,462	86,726

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
($ in thousands)	2025	2024
Net income	$119,504	$108,612
Other comprehensive income (loss) before income taxes:
Net change in unrealized loss on securities available for sale, cash flow hedges and equity method investment	109,512	(77,799)
Reclassification of net loss realized and included in earnings	9,415	13,577
Valuation adjustments to employee benefit plans	—	22,014
Amortization of unrealized net loss on securities transferred to held to maturity	405	428
Other comprehensive income (loss) before income taxes	119,332	(41,780)
Income tax expense (benefit)	28,212	(9,392)
Other comprehensive income (loss) net of income taxes	91,120	(32,388)
Comprehensive income	$210,624	$76,224

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended March 31, 2025 and 2024					Accumulated
	Common Stock				Other
(in thousands, except parenthetical share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Loss	Total
Balance, December 31, 2024	92,947	$309,513	$1,719,609	$2,704,606	$(606,092)	$4,127,636
Net income	—	—	—	119,504	—	119,504
Other comprehensive income	—	—	—	—	91,120	91,120
Comprehensive income						210,624
Dividends declared ($0.45 per common share)	—	—	—	(39,460)	—	(39,460)
Common stock activity, long-term incentive plans	—	—	(471)	7	—	(464)
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	1,083	—	—	1,083
Repurchase of common stock (350,000 shares)	—	—	(20,747)	—	—	(20,747)
Balance, March 31, 2025	92,947	$309,513	$1,699,474	$2,784,657	$(514,972)	$4,278,672
Balance, December 31, 2023	92,947	$309,513	$1,739,671	$2,375,604	$(621,127)	$3,803,661
Net income	—	—	—	108,612	—	108,612
Other comprehensive loss	—	—	—	—	(32,388)	(32,388)
Comprehensive income						76,224
Cash dividends declared ($0.30 per common share)	—	—	—	(26,527)	—	(26,527)
Common stock activity, long-term incentive plans	—	—	(866)	47	—	(819)
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	897	—	—	897
Balance, March 31, 2024	92,947	$309,513	$1,739,702	$2,457,736	$(653,515)	$3,853,436

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
($ in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$119,504	$108,612
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,792	8,176
Provision for credit losses	10,462	12,968
Gain on other real estate and foreclosed assets	(446)	(364)
Deferred tax expense (benefit)	13,364	(2,314)
Increase cash surrender value of life insurance contracts	(4,119)	(8,851)
(Gain) loss on disposal of assets	34	(1,430)
Net (increase) decrease in loans held for sale	(4,703)	9,633
Net amortization of securities premium/discount	3,405	3,421
Amortization of intangible assets	2,113	2,526
Stock-based compensation expense	5,921	5,691
Net change in derivative collateral liability	(15,482)	10,297
Net decrease in interest payable and other liabilities	(39,021)	(21,324)
Net decrease in other assets	4,164	40,643
Other, net	1,194	(1,013)
Net cash provided by operating activities	104,182	166,671
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale	92,303	82,667
Purchases of securities available for sale	(155,951)	(121,652)
Proceeds from maturities of securities held to maturity	72,797	28,414
Net decrease in short-term investments	98,257	188,063
Net redemption of Federal Home Loan Bank stock	2,194	—
Proceeds from sales of loans and leases	30,245	28,508
Net (increase) decrease in loans	159,669	(86,295)
Purchases of property and equipment	(3,951)	(2,273)
Proceeds from sales of other real estate and foreclosed assets	1,362	1,753
Other, net	(5,679)	618
Net cash provided by investing activities	291,246	119,803
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(298,118)	85,847
Net decrease in short-term borrowings	(96,235)	(487,069)
Dividends paid	(39,582)	(26,514)
Payroll tax remitted on net share settlement of equity awards	(6,392)	(6,557)
Proceeds from dividend reinvestment and stock purchase plans	1,083	897
Repurchase of common stock	(20,747)	—
Net cash used in financing activities	(459,991)	(433,396)
NET DECREASE IN CASH AND DUE FROM BANKS	(64,563)	(146,922)
CASH AND DUE FROM BANKS, BEGINNING	574,910	561,202
CASH AND DUE FROM BANKS, ENDING	$510,347	$414,280
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$2,319	$591

See notes to unaudited consolidated financial statements.

HANCOCK WHITNEY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated financial statements include the accounts of Hancock Whitney Corporation and all other entities in which it has a controlling interest (the “Company”). The financial statements include all adjustments that are, in the opinion of management, necessary to fairly state the Company’s financial condition, results of operations, changes in stockholders’ equity and cash flows for the interim periods presented. The Company has also evaluated all subsequent events for potential recognition and disclosure through the date of the filing of this Quarterly Report on Form 10-Q (this "Report" or "report'). Some financial information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Financial information reported in these financial statements is not necessarily indicative of the Company’s financial condition, results of operations, or cash flows for any other interim or annual period.

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

Accounting Policies

There were no material changes or developments during the reporting period with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024.

Acquisition

On January 21, 2025, the Company announced that it had entered into a definitive agreement to acquire Sabal Trust Company, a non-depository trust company headquartered in St. Petersburg, Florida. The transaction closed subsequent to quarter end on May 2, 2025. The acquisition is not expected to have a material impact on the Company's financial condition or net operating results.

2. Securities

The following tables set forth the amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities classified as available for sale and held to maturity at March 31, 2025 and December 31, 2024. Amortized cost of securities does not include accrued interest which is reflected in the accrued interest line item on the consolidated balance sheets totaling $30.5 million at March 31, 2025 and $29.8 million at December 31, 2024.

	March 31, 2025				December 31, 2024
		Gross	Gross			Gross	Gross
Securities Available for Sale	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$208,408	$2,303	$1,651	$209,060	$185,827	$349	$3,894	$182,282
Municipal obligations	197,366	2	3,640	193,728	200,272	—	3,942	196,330
Residential mortgage-backed securities	2,505,037	4,200	311,852	2,197,385	2,482,109	496	353,554	2,129,051
Commercial mortgage-backed securities	2,882,206	7,645	204,652	2,685,199	2,849,372	2,185	250,592	2,600,965
Collateralized mortgage obligations	34,528	—	1,824	32,704	37,553	—	2,306	35,247
Corporate debt securities	17,500	—	1,048	16,452	19,000	—	1,384	17,616
Total	$5,845,045	$14,150	$524,667	$5,334,528	$5,774,133	$3,030	$615,672	$5,161,491

	March 31, 2025				December 31, 2024
		Gross	Gross			Gross	Gross
Securities Held to Maturity	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$389,904	$221	$37,288	$352,837	$394,689	$—	$45,876	$348,813
Municipal obligations	585,857	61	17,395	568,523	623,907	169	20,867	603,209
Residential mortgage-backed securities	553,972	—	49,163	504,809	573,057	—	61,525	511,532
Commercial mortgage-backed securities	806,954	—	61,296	745,658	818,604	—	72,854	745,750
Collateralized mortgage obligations	23,754	—	954	22,800	25,406	—	1,184	24,222
Total	$2,360,441	$282	$166,096	$2,194,627	$2,435,663	$169	$202,306	$2,233,526

The following tables present the amortized cost and fair value of debt securities available for sale and held to maturity at March 31, 2025 by contractual maturity. Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateral mortgage obligations.

Debt Securities Available for Sale	Amortized	Fair
($ in thousands)	Cost	Value
Due in one year or less	$31,863	$31,963
Due after one year through five years	971,094	950,634
Due after five years through ten years	2,336,366	2,146,246
Due after ten years	2,505,722	2,205,685
Total available for sale debt securities	$5,845,045	$5,334,528

Debt Securities Held to Maturity	Amortized	Fair
($ in thousands)	Cost	Value
Due in one year or less	$110,832	$110,453
Due after one year through five years	764,462	733,857
Due after five years through ten years	536,603	505,119
Due after ten years	948,544	845,198
Total held to maturity securities	$2,360,441	$2,194,627

The Company held no securities classified as trading at March 31, 2025 and December 31, 2024.

There were no gross gains or gross losses on sales of securities during the three months ended March 31, 2025 and 2024. Net gains or losses, when applicable, are reflected in the "Securities transactions, net" line item on the Consolidated Statements of Income.

Securities with carrying values totaling approximately $3.2 billion and $3.9 billion were pledged as collateral at March 31, 2025 and December 31, 2024, respectively, primarily to secure public deposits or securities sold under agreements to repurchase.

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

The fair value and gross unrealized losses for securities classified as available for sale with unrealized losses for the periods indicated follow.

Available for Sale
March 31, 2025	Losses < 12 months		Losses 12 months or >		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$17,540	$206	$7,115	$1,445	$24,655	$1,651
Municipal obligations	18,742	127	167,611	3,513	186,353	3,640
Residential mortgage-backed securities	138,747	718	1,543,488	311,134	1,682,235	311,852
Commercial mortgage-backed securities	72,632	531	2,191,851	204,121	2,264,483	204,652
Collateralized mortgage obligations	—	—	32,704	1,824	32,704	1,824
Corporate debt securities	—	—	14,452	1,048	14,452	1,048
Total	$247,661	$1,582	$3,957,221	$523,085	$4,204,882	$524,667

Available for Sale
December 31, 2024	Losses < 12 Months		Losses 12 Months or >		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$130,453	$2,243	$7,247	$1,651	$137,700	$3,894
Municipal obligations	24,149	247	170,110	3,695	194,259	3,942
Residential mortgage-backed securities	347,772	2,935	1,554,001	350,619	1,901,773	353,554
Commercial mortgage-backed securities	184,534	2,738	2,139,191	247,854	2,323,725	250,592
Collateralized mortgage obligations	—	—	35,247	2,306	35,247	2,306
Corporate debt securities	—	—	15,616	1,384	15,616	1,384
Total	$686,908	$8,163	$3,921,412	$607,509	$4,608,320	$615,672

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

The fair value and gross unrealized losses for securities classified as held to maturity with unrealized losses for the periods indicated follow.

Held to Maturity
March 31, 2025	Losses < 12 Months		Losses 12 Months or >		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$9,196	$36	$324,368	$37,252	$333,564	$37,288
Municipal obligations	88,964	302	468,359	17,093	557,323	17,395
Residential mortgage-backed securities	—	—	504,809	49,163	504,809	49,163
Commercial mortgage-backed securities	—	—	745,658	61,296	745,658	61,296
Collateralized mortgage obligations	—	—	22,800	954	22,800	954
Total	$98,160	$338	$2,065,994	$165,758	$2,164,154	$166,096

Held to Maturity
December 31, 2024	Losses < 12 Months		Losses 12 Months or >		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$27,660	$840	$321,154	$45,036	$348,814	$45,876
Municipal obligations	82,028	451	497,999	20,416	580,027	20,867
Residential mortgage-backed securities	—	—	511,531	61,525	511,531	61,525
Commercial mortgage-backed securities	—	—	745,750	72,854	745,750	72,854
Collateralized mortgage obligations	—	—	24,222	1,184	24,222	1,184
Total	$109,688	$1,291	$2,100,656	$201,015	$2,210,344	$202,306

As of March 31, 2025 and December 31, 2024, the Company had 673 and 729 securities, respectively, with market values below their cost basis. There were no material unrealized losses related to the marketability of the securities or the issuer’s ability to meet contractual obligations. In all cases, the indicated impairment on these debt securities would be recovered no later than the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. The unrealized losses were deemed to be non-credit related at March 31, 2025 and December 31, 2024. At March 31, 2025, the Company had adequate liquidity and, therefore, neither planned to nor expected to be required to liquidate these securities before recovery of the amortized cost basis.

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

The following table presents loans at their amortized cost basis, by portfolio class at March 31, 2025 and December 31, 2024. The amortized cost basis is net of unearned income and excludes accrued interest totaling $106.8 million and $109.8 million at March 31, 2025 and December 31, 2024, respectively. Accrued interest is reflected in the accrued interest line item in the Consolidated Balance Sheets.

	March 31,	December 31,
($ in thousands)	2025	2024
Commercial non-real estate	$9,636,594	$9,876,592
Commercial real estate - owner occupied	3,000,998	3,011,955
Total commercial and industrial	12,637,592	12,888,547
Commercial real estate - income producing	3,809,664	3,798,612
Construction and land development	1,287,919	1,281,115
Residential mortgages	4,025,145	3,961,328
Consumer	1,337,826	1,369,845
Total loans	$23,098,146	$23,299,447

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

The following tables present activity in the allowance for credit losses by portfolio class for the three months ended March 31, 2025 and 2024, as well as the allowance for credit loss by primary calculation method at the end of each period.

		Commercial	Total	Commercial
	Commercial	Real Estate-	Commercial	Real Estate-	Construction
	Non-Real	Owner	and	Income	and Land	Residential
($ in thousands)	Estate	Occupied	Industrial	Producing	Development	Mortgages	Consumer	Total
	Three Months Ended March 31, 2025
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$121,090	$36,264	$157,354	$71,975	$21,158	$42,445	$25,950	$318,882
Charge-offs	(6,132)	(2,741)	(8,873)	(34)	(8)	(167)	(4,211)	(13,293)
Recoveries	1,650	95	1,745	—	110	387	804	3,046
Net provision for loan losses	5,607	2,515	8,122	(1,562)	(1,052)	535	3,441	9,484
Ending balance - allowance for loan losses	$122,215	$36,133	$158,348	$70,379	$20,208	$43,200	$25,984	$318,119
Reserve for unfunded lending commitments:
Beginning balance	$6,441	$309	$6,750	$642	$14,639	$4	$2,018	$24,053
Provision for losses on unfunded commitments	515	(13)	502	(198)	696	(1)	(21)	978
Ending balance - reserve for unfunded lending commitments	6,956	296	7,252	444	15,335	3	1,997	25,031
Total allowance for credit losses	$129,171	$36,429	$165,600	$70,823	$35,543	$43,203	$27,981	$343,150
Allowance for credit losses:
Individually evaluated	$10,406	$49	$10,455	$—	$—	$752	$197	$11,404
Collectively evaluated	$118,765	$36,380	$155,145	$70,823	$35,543	$42,451	$27,784	$331,746

In arriving at the allowance for credit losses at March 31, 2025, the Company weighted Moody’s March 2025 baseline economic forecast at 40% and downside mild recessionary S-2 scenario at 60%. The March 2025 baseline scenario maintains a generally optimistic outlook in its assumptions surrounding the drivers of economic growth, with no recession forecasted in the near-term. The S-2 scenario is less optimistic compared to the baseline, with a forecasted mild recession beginning in the second quarter of 2025 and lasting for three quarters.

The allowance for credit losses at March 31, 2025 compared to December 31, 2024, remained relatively flat across most portfolios, with a modest net increase in total reserve coverage to total loans due to the expected impact of stress related to prolonged elevated interest rates and inflation, tariffs and other market conditions impacting our customers.

		Commercial	Total	Commercial
	Commercial	Real Estate-	Commercial	Real Estate-	Construction
	Non-Real	Owner	and	Income	and Land	Residential
($ in thousands)	Estate	Occupied	Industrial	Producing	Development	Mortgages	Consumer	Total
	Three Months Ended March 31, 2024
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$101,737	$40,197	$141,934	$74,539	$27,039	$38,983	$25,412	$307,907
Charge-offs	(9,630)	—	(9,630)	(8,819)	(75)	(56)	(4,786)	(23,366)
Recoveries	13,104	102	13,206	3	61	202	914	14,386
Net provision for loan losses	(853)	(1,021)	(1,874)	12,154	(1,187)	2,029	3,677	14,799
Ending balance - allowance for loan losses	$104,358	$39,278	$143,636	$77,877	$25,838	$41,158	$25,217	$313,726
Reserve for unfunded lending commitments:
Beginning balance	$5,507	$327	$5,834	$1,344	$20,019	$30	$1,667	$28,894
Provision for losses on unfunded commitments	192	(40)	152	(352)	(1,615)	(8)	(8)	(1,831)
Ending balance - reserve for unfunded lending commitments	5,699	287	5,986	992	18,404	22	1,659	27,063
Total allowance for credit losses	$110,057	$39,565	$149,622	$78,869	$44,242	$41,180	$26,876	$340,789
Allowance for credit losses
Individually evaluated	$—	$—	$—	$—	$—	$—	$—	$—
Collectively evaluated	$110,057	$39,565	$149,622	$78,869	$44,242	$41,180	$26,876	$340,789

The allowance for credit loss at March 31, 2024, was up modestly when compared to December 31, 2023, reflecting a relatively consistent credit loss outlook and continued focus on risks that impact certain segments with the Company's loan portfolio. In arriving at the allowance for credit losses at March 31, 2024, the Company weighted the baseline economic forecast at 40% and the downside S-2 mild recession scenario at 60%.

Nonaccrual Loans and Certain Reportable Modified Loan Disclosures

The following table shows the composition of nonaccrual loans and those without an allowance for loan loss, by portfolio class.

	March 31, 2025		December 31, 2024
($ in thousands)	Total Nonaccrual	Nonaccrual Without Allowance for Loan Loss	Total Nonaccrual	Nonaccrual Without Allowance for Loan Loss
Commercial non-real estate	$34,654	$470	$33,418	$4,855
Commercial real estate - owner occupied	4,279	522	2,727	1,198
Total commercial and industrial	38,933	992	36,145	6,053
Commercial real estate - income producing	5,968	4,516	356	—
Construction and land development	1,851	928	5,561	4,929
Residential mortgages	46,404	1,462	44,086	1,475
Consumer	11,058	670	11,187	500
Total loans	$104,214	$8,568	$97,335	$12,957

As a part of our loss mitigation efforts, we may provide modifications to borrowers experiencing financial difficulty to improve long-term collectability of the loans and to avoid the need for repossession or foreclosure of collateral. Nonaccrual loans include reportable nonaccruing modified loans to borrowers experiencing financial difficulty (“MEFDs”) totaling $25.0 million and $20.2 million at March 31, 2025 and December 31, 2024, respectively. Total reportable MEFDs, both accruing and nonaccruing, were $95.6 million and $99.5 million at March 31, 2025 and December 31, 2024, respectively. The Company had unfunded exposure to borrowers whose loan terms have been modified as a reportable MEFD totaling $4.0 million and $6.9 million at March 31, 2025 and December 31, 2024, respectively.

The tables below provide detail by portfolio class for reportable MEFDs entered into during the three months ended March 31, 2025 and 2024. Modified facilities are reported using the balance at the end of each period reported and are reflected only once in each table based on the type of modification or combination of modification.

	Three Months Ended March 31, 2025
	Term Extension		Significant Payment Delay		Term Extensions and Significant Payment Delay
($ in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Commercial non-real estate	$44,700	0.46%	$197	0.00%	$—	—
Commercial real estate - owner occupied	366	0.01%	—	—	—	—
Total commercial and industrial	45,066	0.36%	197	0.00%	—	—
Commercial real estate - income producing	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Residential mortgages	13,167	0.33%	412	0.01%	—	—
Consumer	—	—	—	—	—	—
Total reportable modified loans	$58,233	0.25%	$609	0.00%	$—	—

	Three Months Ended March 31, 2024
	Term Extension		Significant Payment Delay		Term Extensions and Significant Payment Delay
($ in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Commercial non-real estate	$17,846	0.18%	$—	—	$5,275	0.05%
Commercial real estate - owner occupied	—	—	—	—	—	—
Total commercial and industrial	17,846	0.14%	—	—	5,275	0.04%
Commercial real estate - income producing	—	—	1,573	0.04%	—	—
Construction and land development	—	—	—	—	—	—
Residential mortgages	1,893	0.05%	—	—	—	—
Consumer	113	0.01%	—	—	—	—
Total reportable modified loans	$19,852	0.08%	$1,573	0.01%	$5,275	0.02%

Reportable modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2025 consisted of weighted average term extensions totaling approximately five months for commercial loans and one year for residential mortgage loans. The weighted average term of other than insignificant payment delays was five months for commercial loans and one month for residential during the three months ended March 31, 2025. Reported term extensions and payment delays are considered more than insignificant when they exceed six months when considering other modifications made in the past twelve months.

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

The tables that follow present the aging analysis of reportable modifications to borrowers experiencing financial difficulty by portfolio class at March 31, 2025 and December 31, 2024.

March 31, 2025	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Reportable Modified Loans
(in thousands)
Commercial non-real estate	$197	$—	$6,121	$6,318	$71,263	$77,581
Commercial real estate - owner occupied	—	—	—	—	366	366
Total commercial and industrial	197	—	6,121	6,318	71,629	77,947
Commercial real estate - income producing	—	—	841	841	1,882	2,723
Construction and land development	—	—	—	—	—	—
Residential mortgages	951	—	383	1,334	13,606	14,940
Consumer	—	—	—	—	34	34
Total reportable modified loans	$1,148	$—	$7,345	$8,493	$87,151	$95,644

December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Reportable Modified Loans
(in thousands)
Commercial non-real estate	$1,975	$—	$12,548	$14,523	$78,934	$93,457
Commercial real estate - owner occupied	—	—	—	—	—	—
Total commercial and industrial	1,975	—	12,548	14,523	78,934	93,457
Commercial real estate - income producing	—	826	—	826	1,915	2,741
Construction and land development	—	—	—	—	—	—
Residential mortgages	179	249	501	929	2,241	3,170
Consumer	—	—	—	—	131	131
Total reportable modified loans	$2,154	$1,075	$13,049	$16,278	$83,221	$99,499

There were loans to two commercial borrowers totaling $1.9 million, with reportable term extensions and/or significant payment delays and interest rate reduction modifications that had post modification payment defaults during the three months ended March 31, 2025. There was one consumer borrower totaling $6 thousand with reportable term extensions that had post modification payment defaults during the three months ended March 31, 2025. There were loans to three commercial borrowers totaling $3.2 million with a reportable term extension modification that had a post modification payment default during the three-month period ended March 31, 2024. A payment default occurs if the loan is either 90 days or more delinquent or has been charged off as of the end of the period presented.

Aging Analysis

The tables below present the aging analysis of past due loans by portfolio class at March 31, 2025 and December 31, 2024.

March 31, 2025	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Still Accruing
($ in thousands)
Commercial non-real estate	$18,064	$6,544	$23,169	$47,777	$9,588,817	$9,636,594	$9,095
Commercial real estate - owner occupied	33,313	11,890	4,774	49,977	2,951,021	3,000,998	1,016
Total commercial and industrial	51,377	18,434	27,943	97,754	12,539,838	12,637,592	10,111
Commercial real estate - income producing	18,638	—	6,113	24,751	3,784,913	3,809,664	359
Construction and land development	760	626	4,727	6,113	1,281,806	1,287,919	3,347
Residential mortgages	51,599	11,574	23,522	86,695	3,938,450	4,025,145	53
Consumer	9,737	5,193	8,295	23,225	1,314,601	1,337,826	1,723
Total loans	$132,111	$35,827	$70,600	$238,538	$22,859,608	$23,098,146	$15,593

December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Still Accruing
($ in thousands)
Commercial non-real estate	$19,326	$5,264	$27,756	$52,346	$9,824,246	$9,876,592	$14,557
Commercial real estate - owner occupied	1,113	38	3,747	4,898	3,007,057	3,011,955	1,097
Total commercial and industrial	20,439	5,302	31,503	57,244	12,831,303	12,888,547	15,654
Commercial real estate - income producing	220	5,417	464	6,101	3,792,511	3,798,612	150
Construction and land development	1,066	3,773	5,314	10,153	1,270,962	1,281,115	3,563
Residential mortgages	42,211	25,050	34,113	101,374	3,859,954	3,961,328	27
Consumer	10,770	5,381	8,504	24,655	1,345,190	1,369,845	2,458
Total loans	$74,706	$44,923	$79,898	$199,527	$23,099,920	$23,299,447	$21,852

Credit Quality Indicators

The following tables present the credit quality indicators by segment and portfolio class of loans at March 31, 2025 and December 31, 2024. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process.

	March 31, 2025
($ in thousands)	Commercial Non-Real Estate	Commercial Real Estate - Owner- Occupied	Total Commercial and Industrial	Commercial Real Estate - Income Producing	Construction and Land Development	Total Commercial
Grade:
Pass	$8,945,725	$2,812,139	$11,757,864	$3,662,669	$1,216,864	$16,637,397
Pass-Watch	216,495	145,812	362,307	73,241	68,146	503,694
Special Mention	189,227	17,030	206,257	21,126	193	227,576
Substandard	285,147	26,017	311,164	52,628	2,716	366,508
Doubtful	—	—	—	—	—	—
Total	$9,636,594	$3,000,998	$12,637,592	$3,809,664	$1,287,919	$17,735,175

	December 31, 2024
($ in thousands)	Commercial Non-Real Estate	Commercial Real Estate - Owner- Occupied	Total Commercial and Industrial	Commercial Real Estate - Income Producing	Construction and Land Development	Total Commercial
Grade:
Pass	$9,157,232	$2,833,228	$11,990,460	$3,625,981	$1,207,404	$16,823,845
Pass-Watch	219,975	135,566	355,541	99,638	66,221	521,400
Special Mention	149,705	17,901	167,606	22,278	1,014	190,898
Substandard	349,680	25,260	374,940	50,715	6,476	432,131
Doubtful	—	—	—	—	—	—
Total	$9,876,592	$3,011,955	$12,888,547	$3,798,612	$1,281,115	$17,968,274

	March 31, 2025			December 31, 2024
($ in thousands)	Residential Mortgage	Consumer	Total	Residential Mortgage	Consumer	Total
Performing	$3,978,741	$1,326,768	$5,305,509	$3,917,242	$1,358,658	$5,275,900
Nonperforming	46,404	11,058	57,462	44,086	11,187	55,273
Total	$4,025,145	$1,337,826	$5,362,971	$3,961,328	$1,369,845	$5,331,173

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

Vintage Analysis

The following tables present credit quality disclosures of amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing at March 31, 2025 and December 31, 2024. The Company defines vintage as the later of origination, renewal or modification date. The gross charge-offs presented in the tables that follow are for the three months ended March 31, 2025 and the year ended December 31, 2024.

	Term Loans							Revolving Loans
March 31, 2025	Amortized Cost Basis by Origination Year						Revolving	Converted to
($ in thousands)	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
Commercial Non-Real Estate:
Pass	$425,141	$1,591,277	$934,124	$1,040,971	$735,671	$1,158,576	$3,009,207	$50,758	$8,945,725
Pass-Watch	627	21,200	65,118	44,209	13,525	13,412	49,893	8,511	216,495
Special Mention	160	1,344	21,923	55,080	5,958	11,137	93,502	123	189,227
Substandard	9,973	9,700	91,773	90,736	22,822	10,523	47,129	2,491	285,147
Doubtful	—	—	—	—	—	—	—	—	—
Total	$435,901	$1,623,521	$1,112,938	$1,230,996	$777,976	$1,193,648	$3,199,731	$61,883	$9,636,594
Gross Charge-offs	$1,019	$2,008	$823	$210	$44	$541	$959	$528	$6,132
Commercial Real Estate - Owner Occupied:
Pass	$72,900	$379,003	$307,993	$524,738	$513,126	$912,352	$101,929	$98	$2,812,139
Pass-Watch	35	15,995	9,312	64,014	5,260	47,438	1,758	2,000	145,812
Special Mention	137	4,383	405	6,689	5,416	—	—	—	17,030
Substandard	366	—	3,241	5,906	2,531	13,973	—	—	26,017
Doubtful	—	—	—	—	—	—	—	—	—
Total	$73,438	$399,381	$320,951	$601,347	$526,333	$973,763	$103,687	$2,098	$3,000,998
Gross Charge-offs	$—	$—	$—	$—	$2,741	$—	$—	$—	$2,741
Commercial Real Estate - Income Producing:
Pass	$105,289	$438,243	$474,234	$956,531	$711,351	$944,980	$31,623	$418	$3,662,669
Pass-Watch	7,873	1,412	4,286	19,229	10,465	29,231	745	—	73,241
Special Mention	—	18,778	73	2,275	—	—	—	—	21,126
Substandard	—	2,629	5,586	21,988	2,195	20,051	179	—	52,628
Doubtful	—	—	—	—	—	—	—	—	—
Total	$113,162	$461,062	$484,179	$1,000,023	$724,011	$994,262	$32,547	$418	$3,809,664
Gross Charge-offs	$—	$—	$—	$34	$—	$—	$—	$—	$34
Construction and Land Development:
Pass	$53,113	$272,943	$381,232	$276,220	$103,530	$21,800	$89,692	$18,334	$1,216,864
Pass-Watch	70	916	2,112	64,319	316	234	123	56	68,146
Special Mention	74	—	—	—	119	—	—	—	193
Substandard	—	115	1,032	1,231	16	178	—	144	2,716
Doubtful	—	—	—	—	—	—	—	—	—
Total	$53,257	$273,974	$384,376	$341,770	$103,981	$22,212	$89,815	$18,534	$1,287,919
Gross Charge-offs	$—	$—	$—	$—	$—	$8	$—	$—	$8
Residential Mortgage:
Performing	$125,556	$140,068	$424,567	$1,069,996	$870,520	$1,345,264	$2,770	$—	$3,978,741
Nonperforming	—	370	7,809	10,954	7,997	19,274	—	—	46,404
Total	$125,556	$140,438	$432,376	$1,080,950	$878,517	$1,364,538	$2,770	$—	$4,025,145
Gross Charge-offs	$—	$—	$67	$82	$—	$18	$—	$—	$167
Consumer Loans:
Performing	$25,274	$37,444	$35,672	$31,502	$17,296	$69,537	$1,098,971	$11,072	$1,326,768
Nonperforming	48	77	300	1,856	965	6,367	171	1,274	11,058
Total	$25,322	$37,521	$35,972	$33,358	$18,261	$75,904	$1,099,142	$12,346	$1,337,826
Gross Charge-offs	$—	$193	$324	$405	$205	$486	$2,226	$372	$4,211

	Term Loans							Revolving Loans
December 31, 2024	Amortized Cost Basis by Origination Year						Revolving	Converted to
($ in thousands)	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
Commercial Non-Real Estate:
Pass	$1,794,904	$1,069,637	$1,154,669	$819,520	$339,594	$925,046	$2,946,499	$107,363	$9,157,232
Pass-Watch	8,466	46,681	43,379	29,193	12,768	9,851	61,076	8,561	219,975
Special Mention	412	21,337	52,375	6,044	6,234	41	62,934	328	149,705
Substandard	19,839	91,192	117,545	15,225	8,200	2,898	65,138	29,643	349,680
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,823,621	$1,228,847	$1,367,968	$869,982	$366,796	$937,836	$3,135,647	$145,895	$9,876,592
Gross Charge-offs	$705	$7,575	$7,494	$11,090	$213	$1,837	$5,952	$10,622	$45,488
Commercial Real Estate - Owner Occupied:
Pass	$365,158	$319,684	$537,069	$524,572	$433,844	$554,293	$97,999	$609	$2,833,228
Pass-Watch	18,937	8,575	66,286	5,547	2,695	29,078	3,727	721	135,566
Special Mention	4,417	410	6,759	3,756	—	2,559	—	—	17,901
Substandard	1,322	2,630	5,574	1,563	1,248	12,923	—	—	25,260
Doubtful	—	—	—	—	—	—	—	—	—
Total	$389,834	$331,299	$615,688	$535,438	$437,787	$598,853	$101,726	$1,330	$3,011,955
Gross Charge-offs	$—	$—	$131	$—	$—	$12	$—	$—	$143
Commercial Real Estate - Income Producing:
Pass	$416,947	$453,428	$975,075	$750,907	$494,925	$501,389	$31,673	$1,637	$3,625,981
Pass-Watch	2,586	7,005	43,221	9,399	20,694	16,354	220	159	99,638
Special Mention	20,292	—	1,986	—	—	—	—	—	22,278
Substandard	1,818	18,189	8,604	2,210	19,731	163	—	—	50,715
Doubtful	—	—	—	—	—	—	—	—	—
Total	$441,643	$478,622	$1,028,886	$762,516	$535,350	$517,906	$31,893	$1,796	$3,798,612
Gross Charge-offs	$—	$—	$8,819	$—	$—	$3	$—	$—	$8,822
Construction and Land Development:
Pass	$237,136	$418,002	$296,286	$103,259	$33,519	$14,477	$102,694	$2,031	$1,207,404
Pass-Watch	624	2,279	62,415	391	30	323	159	—	66,221
Special Mention	1,014	—	—	—	—	—	—	—	1,014
Substandard	324	796	1,576	3,554	26	200	—	—	6,476
Doubtful	—	—	—	—	—	—	—	—	—
Total	$239,098	$421,077	$360,277	$107,204	$33,575	$15,000	$102,853	$2,031	$1,281,115
Gross Charge-offs	$—	$113	$94	$30	$—	$20	$—	$7	$264
Residential Mortgage:
Performing	$161,019	$422,269	$1,068,191	$882,918	$447,690	$932,182	$2,772	$201	$3,917,242
Nonperforming	327	7,724	10,974	6,687	1,199	17,175	—	—	44,086
Total	$161,346	$429,993	$1,079,165	$889,605	$448,889	$949,357	$2,772	$201	$3,961,328
Gross Charge-offs	$—	$57	$189	$2	$—	$132	$—	$—	$380
Consumer Loans:
Performing	$56,983	$39,301	$35,320	$20,397	$15,035	$41,299	$1,120,027	$30,296	$1,358,658
Nonperforming	51	46	320	639	767	3,442	535	5,387	11,187
Total	$57,034	$39,347	$35,640	$21,036	$15,802	$44,741	$1,120,562	$35,683	$1,369,845
Gross Charge-offs	$92	$1,733	$2,474	$1,173	$180	$985	$8,826	$2,524	$17,987

Residential Mortgage Loans in Process of Foreclosure

Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. Included in loans at March 31, 2025 and December 31, 2024 were $14.6 million and $10.5 million, respectively, of loans secured by single family residential real estate that were in process of foreclosure. In addition to the single family residential real estate loans in process of foreclosure, the Company also held foreclosed single family residential properties in other real estate owned totaling $3.2 million and $2.0 million at March 31, 2025 and December 31, 2024, respectively.

Loans Held for Sale

Loans held for sale totaled $26.6 million and $21.5 million at March 31, 2025 and December 31, 2024, respectively. Loans held for sale is composed primarily of residential mortgage loans originated for sale in the secondary market. At March 31, 2025, residential mortgage loans carried at the fair value option totaled $25.9 million with an unpaid principal balance of $25.2 million. At December 31, 2024, residential mortgage loans carried at the fair value option totaled $18.9 million with an unpaid principal balance of $18.6 million. All other loans held for sale are carried at the lower of cost or market.

4. Investments in Low Income Housing Tax Credit Entities

The Company invests in certain affordable housing project limited partnerships that are qualified low-income housing tax credit developments. These investments are considered variable interest entities for which the Company is not the primary beneficiary and, therefore, are not consolidated. These partnerships generate low-income tax credits that are earned over a 10-year period, beginning with the year the rental activity begins. The Company has elected to use the practical expedient method of amortization, which approximates the proportional amortization method, whereby the investment cost is amortized in proportion to the allocated tax credits over the 10 year tax credit period. Additionally, the Company recognizes deferred taxes on the basis difference of the tax equity investment to reflect the financial impact of other tax benefits (e.g., tax operating losses) not included in the practical expedient amortization. The tax credits, when realized, are reflected in the consolidated statements of income as a reduction of income tax expense. The Company’s investments in affordable housing limited partnerships totaled $37.5 million at both March 31, 2025 and December 31, 2024, with a carry balance net of accumulated amortization included in the other assets line item on our Consolidated Balance Sheets totaling $24.6 million and $25.6 million, respectively, for those same periods. The net impact of the low-income housing tax credit program was not material to our Consolidated Statements of Income or Cash Flows for the three months ended March 31, 2025 and 2024.

5. Securities Sold under Agreements to Repurchase

Included in short-term borrowings are securities sold under agreements to repurchase that mature daily and are secured by U.S. agency securities totaling $542.5 million and $638.7 million at March 31, 2025 and December 31, 2024, respectively. The Company borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury management services offered to its deposit customers. As the Company maintains effective control over assets sold under agreements to repurchase, the securities continue to be carried on the consolidated statements of financial condition. Because the Company acts as borrower transferring assets to the counterparty, and the agreements mature daily, the Company’s risk is limited.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional or contractual amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at March 31, 2025 and December 31, 2024.

		March 31, 2025			December 31, 2024
			Derivative (1)			Derivative (1)
($ in thousands)	Type of Hedge	Notional or Contractual Amount	Assets	Liabilities	Notional or Contractual Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate loans	Cash Flow	$1,500,000	$1,371	$34,883	$1,350,000	$—	$48,022
Interest rate swaps - securities	Fair Value	477,500	31,816	—	477,500	39,647	—
Total derivatives designated as hedging instruments		$1,977,500	$33,187	$34,883	$1,827,500	$39,647	$48,022
Derivatives not designated as hedging instruments:
Interest rate swaps	N/A	$4,639,533	$90,206	$90,316	$4,926,461	$108,702	$108,761
Risk participation agreements	N/A	378,068	8	116	445,554	7	9
Interest rate-lock commitments on residential mortgage loans	N/A	41,443	902	—	25,526	—	383
Forward commitments to sell residential mortgage loans	N/A	25,373	—	594	27,465	420	—
To Be Announced (TBA) securities	N/A	28,500	7	71	15,250	88	1
Foreign exchange forward contracts	N/A	140,998	1,868	1,806	82,756	1,389	1,358
Visa Class B derivative contract	N/A	41,902	—	2,143	42,020	—	2,089
Total derivatives not designated as hedging instruments		$5,295,817	$92,991	$95,046	$5,565,032	$110,606	$112,601
Total derivatives		$7,273,317	$126,178	$129,929	$7,392,532	$150,253	$160,623
Less: netting adjustment (2)			(60,402)	—		(76,413)	—
Total derivative assets/liabilities			$65,776	$129,929		$73,840	$160,623

(1)
Derivative assets and liabilities are reported in other assets and other liabilities, respectively, in the consolidated balance sheets.
(2)
Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty. See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans. For each agreement, the Company receives interest at a fixed rate and pays at a variable rate. The Company has terminated certain interest rate swaps designated as cash flow hedges prior to maturity. The net cash received/paid for these transactions was recorded as accumulated other comprehensive income (loss) and is being amortized into earnings through the original maturity dates of the respective contracts. The notional amounts of the active interest rate swap agreements at March 31, 2025 expire as follows: $50 million in 2025; $425 million in 2026; $825 million in 2027; $50 million in 2028 and $150 million in 2029.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps on securities available for sale

The Company is party to forward-starting fixed payer swaps that convert the latter portion of the term of certain available for sale securities to a floating rate. These derivative instruments are designated as fair value hedges of interest rate risk. This strategy provides the Company with a fixed rate coupon during the front-end unhedged tenor of the bonds and results in a floating rate security during the back-end hedged tenor. At March 31, 2025, these single layer instruments have hedge start dates between January 2025 and July 2026, and maturity dates from December 2027 through March 2031. The fair value of the hedged item attributable to interest rate risk is presented in interest income along with the change in the fair value of the hedging instrument.

During the quarter ending March 31, 2025, $163.5 million of fair value hedges became effective with the resulting net earnings recorded in interest income on the "Securities-taxable" line item on the Consolidated Statements of Income. Once effective, fair value hedges synthetically convert the notional portion of the hedged asset to a variable rate over the life of the hedge that is indexed to the federal funds effective rate.

The hedged available for sale securities are part of closed portfolios of pre-payable commercial mortgage backed securities. In accordance with ASC 815, prepayment risk may be excluded when measuring the change in fair value of such hedged items attributable to interest rate risk under the portfolio layer method. At March 31, 2025, the amortized cost basis of the closed portfolio of pre-payable commercial mortgage backed securities totaled $514.0 million, excluding any basis adjustment. The amount that represents the hedged items was $445.6 million and the basis adjustment associated with the hedged items was a loss totaling $31.9 million.

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

The contract includes a contingent accelerated termination clause based on the credit ratings of the Company. The fair value of the liability associated with this contract was $2.1 million at both March 31, 2025 and December 31, 2024. Refer to Note 15 – Fair Value of Financial Instruments for discussion of the valuation inputs and process for this derivative liability.

Effect of Derivative Instruments on the Statements of Income

The effects of derivative instruments on the Consolidated Statements of Income for the three months ended March 31, 2025 and 2024 are presented in the table below.

		Three Months Ended
($ in thousands)		March 31,
Derivative Instruments:	Location of Gain (Loss) Recognized in the Statements of Income:	2025	2024
Cash flow hedges:
Variable rate loans	Interest income - loans	$(8,460)	$(12,558)
Fair value hedges:
Securities	Interest income - securities - taxable	3,910	3,108
Derivatives not designated as hedging:
Residential mortgage banking	Noninterest income - secondary mortgage market operations	304	285
Customer and all other instruments	Noninterest income - other noninterest income	(271)	(2,802)
Total loss		$(4,517)	$(11,967)

Credit Risk-Related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as the downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. At March 31, 2025, the Company was not in violation of any such provisions. The aggregate fair value of derivative instruments with credit risk-related contingent features that were in a net liability position at March 31, 2025 and December 31, 2024 was $28.2 million and $39.1 million, respectively, for which the Company had posted collateral of $28.3 million and $38.0 million, respectively.

Offsetting Assets and Liabilities

The Bank’s derivative instruments with certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero. Agreements with certain bilateral counterparties require both parties to maintain collateral in the event that the fair values of derivative instruments exceed established exposure thresholds. For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses. Offsetting information in regards to all derivative assets and liabilities, including accrued interest, subject to these master netting agreements at March 31, 2025 and December 31, 2024 is presented in the following tables.

As of March 31, 2025		Gross Amounts Offset in	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Condition
($ in thousands)	Gross Amounts Recognized	the Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$119,410	$(62,139)	$57,271	$46,865	$52,944	$63,350
Derivative Liabilities	$46,865	$—	$46,865	$46,865	$—	$—

As of December 31, 2024		Gross Amounts Offset in	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Condition
($ in thousands)	Gross Amounts Recognized	the Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$149,808	$(77,915)	$71,893	$54,707	$64,260	$81,446
Derivative Liabilities	$54,707	$—	$54,707	$54,707	$—	$—

The Company has excess posted collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

7. Stockholders’ Equity

Common Shares Outstanding

Common shares outstanding excludes treasury shares totaling 6.8 and 6.7 million at March 31, 2025 and December 31, 2024, respectively, with a first-in-first-out cost basis of $277.2 million and $264.1 million at March 31, 2025 and December 31, 2024, respectively. Shares outstanding also excludes unvested restricted share awards totaling 0.1 million at both March 31, 2025 and December 31, 2024.

Stock Buyback Programs

On December 9, 2024, the Company’s Board of Directors approved a stock buyback program, effective January 1, 2025, whereby the Company is authorized to repurchase up to approximately 4.3 million shares of its common stock through the program’s expiration date of December 31, 2026. The program allows the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions. The Company is not obligated to purchase any shares under this program, and the Board of Directors has the ability to terminate or amend the program at any time prior to the expiration date. During the three months ended March 31, 2025, the Company repurchased 350,000 shares of its common stock at an average cost of $59.28 per share, inclusive of commissions, under this program.

Prior to its expiration on December 31, 2024, the Company had in place a stock repurchase program authorized by the Board of Directors on January 26, 2023, whereby the Company was authorized to repurchase up to approximately 4.3 million shares of its outstanding common stock. The program allowed the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions from time to time, depending on market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. There were no shares purchased under this plan during the three months ended March 31, 2024.

Accumulated Other Comprehensive Income (Loss)

A roll-forward of the components of Accumulated Other Comprehensive Income (Loss) is presented in the table that follows:

($ in thousands)	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Cash Flow Hedges	Equity Method Investment	Total
Balance, December 31, 2024	$(473,679)	$(8,071)	$(77,235)	$(47,136)	$29	$(606,092)
Net change in unrealized gain (loss)	102,125	—	—	7,560	(173)	109,512
Reclassification of net loss realized and included in earnings	—	—	955	8,460	—	9,415
Amortization of unrealized net loss on securities transferred to HTM	—	405	—	—	—	405
Income tax (expense) benefit	(24,014)	(109)	(384)	(3,705)	—	(28,212)
Balance, March 31, 2025	$(395,568)	$(7,775)	$(76,664)	$(34,821)	$(144)	$(514,972)
Balance, December 31, 2023	$(450,748)	$(9,385)	$(103,061)	$(58,306)	$373	$(621,127)
Net change in unrealized gain (loss)	(48,264)	—	—	(29,191)	(344)	(77,799)
Reclassification of net loss realized and included in earnings	—	—	1,019	12,558	—	13,577
Valuation adjustments to employee benefit plans	—	—	22,014	—	—	22,014
Amortization of unrealized net loss on securities transferred to HTM	—	428	—	—	—	428
Income tax (expense) benefit	10,927	(96)	(5,176)	3,737	—	9,392
Balance, March 31, 2024	$(488,085)	$(9,053)	$(85,204)	$(71,202)	$29	$(653,515)

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

The following table shows the line items in the consolidated statements of income affected by amounts reclassified from AOCI.

	Three Months Ended
Amount reclassified from AOCI (a)	March 31,		Affected line item on
($ in thousands)	2025	2024	the statement of income
Amortization of unrealized net loss on securities transferred to HTM	$(405)	$(428)	Interest income
Tax effect	109	96	Income taxes
Net of tax	(296)	(332)	Net income
Amortization of defined benefit pension and post-retirement items	(955)	(1,019)	Other noninterest expense (b)
Tax effect	384	229	Income taxes
Net of tax	(571)	(790)	Net income
Reclassification of unrealized loss on cash flow hedges	(6,950)	(12,658)	Interest income
Tax effect	1,607	2,844	Income taxes
Net of tax	(5,343)	(9,814)	Net income
Amortization of gain (loss) on terminated cash flow hedges	(1,510)	100	Interest income
Tax effect	349	(22)	Income taxes
Net of tax	(1,161)	78	Net income
Total reclassifications, net of tax	$(7,371)	$(10,858)	Net income

(a)
Amounts in parentheses indicate reduction in net income.
(b)
These AOCI components are included in the computation of net periodic pension and post-retirement cost that is reported with other noninterest expense (see Note 12 – Retirement Plans for additional details).

8. Other Noninterest Income

Components of other noninterest income are as follows:

	Three Months Ended
	March 31,
($ in thousands)	2025	2024
Income from bank-owned life insurance	$4,873	$4,229
Credit related fees	2,840	3,131
Loss from customer and other derivatives	(271)	(2,802)
Net gains on sales of premises, equipment and other assets	1,857	2,779
Other miscellaneous	7,754	5,841
Total other noninterest income	$17,053	$13,178

9. Other Noninterest Expense

Components of other noninterest expense are as follows:

	Three Months Ended
	March 31,
($ in thousands)	2025	2024
Corporate value and franchise taxes and other non-income taxes	$4,303	$5,071
Entertainment and contributions	3,387	3,178
Advertising	3,015	2,907
Telecommunications and postage	2,441	2,413
Travel expense	1,232	1,103
Tax credit investment amortization	1,068	1,554
Printing and supplies	902	882
Net other retirement expense	(3,884)	(4,824)
Other miscellaneous	8,173	7,624
Total other noninterest expense	$20,637	$19,908

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

A summary of the information used in the computation of earnings per common share follows.

	Three Months Ended
	March 31,
($ in thousands, except per share data)	2025	2024
Numerator:
Net income to common shareholders	$119,504	$108,612
Net income allocated to participating securities - basic and diluted	521	784
Net income allocated to common shareholders - basic and diluted	$118,983	$107,828
Denominator:
Weighted-average common shares - basic	86,092	86,521
Dilutive potential common shares	370	205
Weighted-average common shares - diluted	86,462	86,726
Earnings per common share:
Basic	$1.38	$1.25
Diluted	$1.38	$1.24

Potential common shares consist of nonvested performance-based awards, nonvested restricted stock units, and restricted share awards deferred under the Company’s nonqualified deferred compensation plan. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be antidilutive, i.e., increase earnings per share or reduce a loss per share. The weighted average of potentially dilutive common shares that were anti-dilutive totaled 3,188 for the three months ended March 31, 2025, and 43,493 for the three months ended March 31, 2024, and were excluded from the calculation of diluted earnings per share for the respective periods.

11. Segment Reporting

U.S. GAAP requires that information be reported about a company’s operating segments using a “management approach.” Reportable segments are identified in these standards as those revenue-producing components for which discrete financial information is produced internally and which are subject to evaluation by our chief operating decision maker in deciding how to allocate resources to segments. The Company has identified the Capital Committee as the chief operating decision maker. Consistent with the Company’s strategy that is focused on providing a consistent package of banking products and services across all markets, the Company has identified its overall banking operations as its only reportable segment. There have been no changes in the basis of segmentation or basis of measurement of segment profit or loss since our last annual filing as of December 31, 2024.

Because the overall banking operations comprise substantially all of the Company’s consolidated operations, no separate financial segment disclosures are presented. The significant segment expenses included in net income are presented in the financial statement captions shown on the face of the Consolidated Statements of Income and in Note 9 – Other Noninterest Expense, and align materially with those reported to the Capital Committee. There are no other segment items that are required to reconcile expenses included in net income to significant expenses reviewed by the Capital Committee.

12. Retirement Plans

The Company offers a qualified defined benefit pension plan, the Hancock Whitney Corporation Pension Plan and Trust Agreement (“Pension Plan”), that covers certain eligible associates and is closed to new entrants. The Company makes contributions to the Pension Plan in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws, plus such additional amounts as the Company may determine to be appropriate. The Company made no contributions to the pension plan during the three months ended March 31, 2025 and 2024, and does not anticipate being required to make a contribution during 2025. The Company also sponsors a nonqualified defined benefit plan covering certain associates, under which accrued benefits were frozen and no future benefits are accrued under this plan.

The Company sponsors defined benefit post-retirement plans for certain associates that provide health care and life insurance benefits. These plans are closed to new entrants.

The following table shows the components of net periodic benefit cost included in expense for the periods indicated.

	Three Months Ended March 31,
	Pension Benefits		Other Post-Retirement Benefits
(in thousands)	2025	2024	2025	2024
Service cost	$1,600	$1,979	$9	$9
Interest cost	6,275	5,920	154	154
Expected return on plan assets	(11,268)	(11,917)	—	—
Amortization of net (gain) or loss and prior service costs	1,140	1,204	(185)	(185)
Net periodic benefit cost	$(2,253)	$(2,814)	$(22)	$(22)

Service cost is reflected in the “Benefit expense” line item of the Consolidated Statements of Income. Components other than service cost in the in the table above are reflected in “Net other retirement expense” in Note 9 – Other Noninterest Expense, and reported in the “Other expense” line item of the Consolidated Statements of Income.

Additional information related to the Company’s retirement plans is provided in Note 17 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

13. Share-Based Payment Arrangements

The Company maintains incentive compensation plans that provide for awards of share-based compensation to employees and directors. These plans have been approved by the Company’s shareholders. Detailed descriptions of these plans were included in Note 18 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The Company’s restricted and performance-based share awards to certain employees and directors are subject to service requirements. A summary of the status of the Company’s nonvested restricted stock units and restricted and performance-based share awards at March 31, 2025 are presented in the following table.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2025	1,391,236	$46.14
Granted	515,588	56.32
Vested	(332,659)	49.65
Forfeited	(17,542)	47.58
Nonvested at March 31, 2025	1,556,623	$48.75

At March 31, 2025, there was $66.5 million of total unrecognized compensation expense related to nonvested restricted and performance share awards and units expected to vest in the future. This compensation is expected to be recognized in expense over a weighted average period of 3.4 years. The total fair value of shares that vested during the three months ended March 31, 2025 was $16.3 million.

During the three months ended March 31, 2025, the Company granted 424,883 restricted stock units (RSUs) to certain eligible employees. Unlike restricted share awards (RSAs), the holders of unvested restricted stock units have no rights as a shareholder of the Company, including voting or dividend rights. The Company has elected to award dividend equivalents on each restricted stock unit not deferred under the Company's nonqualified deferred compensation plan. Such dividend equivalents are forfeited should the employee terminate employment prior to the vesting of the RSU.

During the three months ended March 31, 2025, the Company granted to key members of executive management 26,292 performance share awards subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $66.84 per share. The fair value of the performance share units subject to TSR at the grant date was determined using a Monte Carlo simulation method. The number of performance share units subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 49 regional banks. The Company also granted 25,521 performance share awards subject to a return on average assets (ROAA) performance metric and 25,521 performance share awards subject to a return on average tangible common equity (ROATCE) performance metric with a grant date fair value of $52.02 per share for both performance share awards. The number of performance shares subject to ROAA and ROTCE that ultimately vest if any, will be based on the relative rank of the Company’s three-year ROAA and ROATCE relative the KBW Regional Bank index. The maximum number of performance share units that could vest is 200% of the target award. Compensation expense for these performance shares is recognized on a straight-line basis over the three-year service period.

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

The contractual amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. The Company had a reserve for unfunded lending commitments of $25.0 million and $24.1 million at March 31, 2025 and December 31, 2024, respectively.

The following table presents a summary of the Company’s off-balance sheet financial instruments as of March 31, 2025 and December 31, 2024:

	March 31,	December 31,
($ in thousands)	2025	2024
Commitments to extend credit	$9,100,306	$9,249,468
Letters of credit	445,352	420,614

Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business. Management does not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on the consolidated financial position or liquidity of the Company.

Federal Deposit Insurance Corporation (FDIC) Special Assessment

In November 2023, the FDIC approved a final rule to implement a special deposit insurance assessment to recover losses to the Deposit Insurance Fund (DIF) arising from the full protection of uninsured depositors under the systemic risk exception following the receiverships of Silicon Valley Bank and Signature Bank in the spring of 2023. To-date, the Company has expensed $29.7 million related to this special assessment based loss estimate information provided by the FDIC.

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

15. Fair Value Measurements

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present for each of the fair value hierarchy levels the Company’s financial assets and liabilities that are measured at fair value on a recurring basis on the consolidated balance sheets at March 31, 2025 and December 31, 2024:

	March 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$209,060	$—	$209,060
Municipal obligations	—	193,728	—	193,728
Corporate debt securities	—	16,452	—	16,452
Residential mortgage-backed securities	—	2,197,385	—	2,197,385
Commercial mortgage-backed securities	—	2,685,199	—	2,685,199
Collateralized mortgage obligations	—	32,704	—	32,704
Total available for sale securities	—	5,334,528	—	5,334,528
Mortgage loans held for sale	—	25,935	—	25,935
Derivative assets (1)	—	65,776	—	65,776
Total recurring fair value measurements - assets	$—	$5,426,239	$—	$5,426,239
Liabilities
Derivative liabilities (1)	$—	$127,786	$2,143	$129,929
Total recurring fair value measurements - liabilities	$—	$127,786	$2,143	$129,929

	December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$182,282	$—	$182,282
Municipal obligations	—	196,330	—	196,330
Corporate debt securities	—	17,616	—	17,616
Residential mortgage-backed securities	—	2,129,051	—	2,129,051
Commercial mortgage-backed securities	—	2,600,965	—	2,600,965
Collateralized mortgage obligations	—	35,247	—	35,247
Total available for sale securities	—	5,161,491	—	5,161,491
Mortgage loans held for sale	—	18,929	—	18,929
Derivative assets (1)	—	73,840	—	73,840
Total recurring fair value measurements - assets	$—	$5,254,260	$—	$5,254,260
Liabilities
Derivative liabilities (1)	$—	$158,534	$2,089	$160,623
Total recurring fair value measurements - liabilities	$—	$158,534	$2,089	$160,623

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

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements

The table below presents a rollforward of the amounts on the consolidated balance sheets for the three months ended March 31, 2025 and the year ended December 31, 2024 for financial instruments of a material nature that are classified within level 3 of the fair value hierarchy and are measured at fair value on a recurring basis:

($ in thousands)
Balance at December 31, 2023	$1,342
Cash settlement	(1,442)
Losses included in earnings	2,189
Balance at December 31, 2024	2,089
Cash settlement	(263)
Losses included in earnings	317
Balance at March 31, 2025	$2,143

The table below provides an overview of the valuation techniques and significant unobservable inputs used in those techniques to measure the financial instrument measured on a recurring basis and classified within level 3 of the valuation. The range of sensitivities that management utilized in its fair value calculations is deemed acceptable in the industry with respect to the identified financial instrument. The assumptions reflected in the table below for March 31, 2025 were updated in consideration of the recent exchange offer from Visa.

($ in thousands)
Fair Value
Level 3 Class	March 31, 2025	December 31, 2024
Derivative liability	$2,143	$2,089
Valuation technique	Discounted cash flow	Discounted cash flow
Unobservable inputs:
Visa Class A appreciation - range	6-12%	6-12%
Visa Class A appreciation - weighted average	9%	9%
Conversion rate - range	1.60x-1.56x	1.60x-1.56x
Conversion rate -weighted average	1.5800x	1.5800x
Time until resolution	30-42 months	33-45 months

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

	March 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent loans individually evaluated for credit loss	$—	$—	$38,485	$38,485
Other real estate owned and foreclosed assets, net	—	—	26,690	26,690
Total nonrecurring fair value measurements	$—	$—	$65,175	$65,175

	December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent loans individually evaluated for credit loss	$—	$—	$28,301	$28,301
Other real estate owned and foreclosed assets, net	—	—	27,797	27,797
Total nonrecurring fair value measurements	$—	$—	$56,098	$56,098

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

	March 31, 2025
				Total Fair	Carrying
($ in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$1,351,414	$391	$—	$1,351,805	$1,351,805
Available for sale securities	—	5,334,528	—	5,334,528	5,334,528
Held to maturity securities	—	2,194,627	—	2,194,627	2,360,441
Loans, net	—	—	22,506,158	22,506,158	22,780,027
Loans held for sale	—	26,596	—	26,596	26,596
Derivative financial instruments	—	65,776	—	65,776	65,776
Financial liabilities:
Deposits	$—	$—	$29,184,403	$29,184,403	$29,194,733
Federal funds purchased		300	—	300	300
Securities sold under agreements to repurchase		542,480	—	542,480	542,480
Long-term debt	—	178,012	—	178,012	210,582
Derivative financial instruments	—	127,786	2,143	129,929	129,929

	December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Carrying Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$1,514,216	$409	$—	$1,514,625	$1,514,625
Available for sale securities	—	5,161,491	—	5,161,491	5,161,491
Held to maturity securities	—	2,233,526	—	2,233,526	2,435,663
Loans, net	—	—	22,562,577	22,562,577	22,980,565
Loans held for sale	—	21,525	—	21,525	21,525
Derivative financial instruments	—	73,840	—	73,840	73,840
Financial liabilities:
Deposits	$—	$—	$29,482,628	$29,482,628	$29,492,851
Federal funds purchased	—	300	—	300	300
Securities sold under agreements to repurchase	—	638,715	—	638,715	638,715
Long-term debt	—	174,660	—	174,660	210,544
Derivative financial instruments	—	158,534	2,089	160,623	160,623

16. Recent Accounting Pronouncements

There were no new accounting standards adopted during the during the three months ended March 31, 2025.

Accounting Standards Issued But Not Yet Adopted

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The objective of this discussion and analysis is to provide material information relevant to the assessment of the financial condition and results of operations of Hancock Whitney Corporation and its subsidiaries during the three months ended March 31, 2025 and selected comparable prior periods, including an evaluation of the amounts and certainty of cash flows from operations and outside sources. This discussion and analysis is intended to highlight and supplement financial and operating data and information presented elsewhere in this report, including the consolidated financial statements and related notes. The discussion contains forward-looking statements within the meaning and protections of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q and in other reports or documents that we file from time to time with the SEC include, but are not limited to, the following:

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
•
uncertainties surrounding geopolitical events, trade policy, taxation policy, and monetary policy which continue to impact the outlook for future economic growth; impacts from recently announced U.S. imposition of tariffs against China, Mexico, Canada and other nations; consideration of responsive actions by these nations, including retaliatory tariffs, or the expansion of import fees and tariffs among a larger group of nations is bringing greater ambiguity to the outlook for future economic growth, including reduced consumer spending, lower economic growth or recession, reduced demand for U.S. exports, disruptions to supply chains, impacts from decreased international tourism, decreased demand for other banking products and services, and negative credit quality developments arising from the foregoing or other factors;
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
•
the impact of current and future business combinations upon our performance and financial condition including our ability to successfully integrate the businesses;
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
•
our ability to identify and address potential cybersecurity risks and/or breaches, which may be exacerbated by recent developments in generative artificial intelligence, on our systems and/or third party vendors and service providers on which we rely, a material failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation;
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
•
the potential implementation of a regulatory reform agenda impacting rulemaking, supervision, examination and enforcement priorities of the federal banking agencies; and
•
the risk that the regulatory environment may not be conducive to or may prohibit the consummation of future mergers and/or business combinations, may increase the length of time and amount of resources required to consummate such transactions, and the potential to reduce anticipated benefits from such mergers or combinations.

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

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward looking statements. Additional factors that could cause actual results to differ materially can be found in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, or in other periodic reports that we file with the SEC.

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

Current Economic Environment

The first quarter of 2025 brought notable economic shifts as the new presidential administration swiftly began implementing its second-term agenda. Tariffs quickly became the most influential factor, creating cost pressures across supply chains and introducing additional risk of fallout from retaliatory actions from key trading partners. Concerns over the pace and scale of tariffs and federal spending cuts have created increased uncertainty as to near and long-term effects that led to volatility in equity markets and other economic impacts. Real gross domestic product (GDP), a key metric of the pace of economic activity, contracted 0.3% on an annualized basis in the first quarter of 2025. Longer-term interest rates experienced volatility, with the 10-year U.S. Treasury yield ranging from 4.1% to nearly 4.8% during the period as the market responded to changing edicts on tariffs, among other economic indicators and developments. However, the labor market showed signs of resilience, with unemployment rising only modestly to 4.2% in March 2025, and inflation markers trended favorably through the quarter, receding to 2.4% in March. The Federal Reserve remains committed to its dual mandate of maximum employment and price stability. Because of the substantial uncertainty over economic consequences of tariffs and other initiatives of the current administration, the Federal Reserve’s policy committee has made clear its intention to take a wait and see approach to further changes in monetary policy.

Within the financial services industry, inflationary pressures and prolonged elevated interest rates continue to present headwinds in terms of loan demand and deposit behavior. Within our markets, loan growth remains tempered due in part to demand, the credit health of borrowers, and a strategic reduction of exposure to syndicated credits as we focus on full-service relationships. Funding costs have further benefited from recent interest rate cuts, contributing to net interest margin expansion during the first quarter of 2025.

Economic Outlook

We utilize economic forecasts produced by Moody’s Analytics (Moody’s) that provide various scenarios to assist in the development of our economic outlook. This outlook discussion utilizes the March 2025 Moody’s forecast, the most current available at March 31, 2025. The forecasts are anchored on a baseline forecast scenario, which Moody’s defines as the “most likely outcome” of where the economy is headed based on current conditions. Several upside and downside scenarios are produced that are derived from the baseline scenario and incorporate varying degrees of favorable and unfavorable adjustments to economic indicators and circumstances as compared to the baseline.

The baseline scenario continues to maintain an overall optimistic tenor with respect to economic outcomes, though recent progress in reducing inflation has slowed and potential inflationary pressures from the current administration’s fiscal, tariff and immigration actions and plans suggest a longer road to normalization than previously expected. Key assumptions within the March 2025 baseline forecast include the following: (1) the Federal Reserve will issue rate cuts of 25 basis points each in September and December 2025, with further gradual reductions in 2026 until the benchmark rate reaches 3%; (2) though the labor market has softened, the economy remains near full-employment with the current unemployment rate of 4%, and is forecasted to rise only modestly to 4.1% in 2025 and 4.3% through 2027 before improving slightly to 4.2% in 2028; (3) GDP will display modest annual below-trend growth in the coming years of 1.9% in 2025, 1.7% in 2026, and 2.3% in 2027; and, (4) the 10-year U.S. Treasury yield will remain elevated near its current rate, and is forecasted to average 4.4% in 2025 and only gradually decline through the end of the decade.

The S-2 scenario presents a downside alternative to the baseline. The S-2 scenario assumes the impacts of current administration tariffs and immigrations actions and plans on the economy are worse than expected, causing inflation to rise in the second quarter of 2025. Further, elevated interest rates weaken credit-sensitive spending more than anticipated and there is longer and farther-reaching disturbance from geopolitical conflict. The scenario assumes the unemployment rate will rise considerably to 5.5% in 2025 and 6.5% in 2026 (peaking at 7.1% in the first quarter) before improving to 4.4% in 2027 and 4.2% in 2028. As a result of these pressures, the U.S. falls into a mild recession beginning in the second quarter of 2025 that lasts for three quarters, with the stock market contracting 20% and a peak-to-trough decline in GDP of 1%. Despite the onset of the recession, rising inflation prompts the Federal Reserve to raise its benchmark rate in the second quarter of 2025 before resuming easement in the third quarter of 2025.

Management has deemed certain assumptions underlying the S-2 scenario to be somewhat more likely to occur in the near term than those underlying the baseline scenario, and as such, the baseline scenario and the S-2 scenario were given probability weightings of 40% and 60%, respectively, in the calculation of our allowance for credit losses calculation at March 31, 2025.

The credit loss outlook for our portfolio as a whole has not changed materially since December 31, 2024. We continue to closely monitor our portfolio for customers that are sensitive to prolonged inflation, the elevated interest rate environment, tariffs and/or other economic circumstances that may impact credit quality. We have adjusted our expected full year 2025 loan growth percentage downward, now forecasted to be in the low single digits relative to December 31, 2024, reflecting current client sentiment.

Recent and expected changes in fiscal and other policies with the current administration create significant uncertainty as to the impact on the U.S and global economies. The effects of continued elevated inflation, and the Federal Reserve’s actions to counter these effects, as well as to respond to other economic concerns, could reduce economic growth in the near term. The full extent of the impact of these and other influential factors are uncertain and may have an adverse effect on the U.S. economy, including the possibility of an economic recession or slower growth in the near or midterm.

Highlights of the First Quarter 2025

We reported net income for the first quarter of 2025 of $119.5 million, or $1.38 per diluted common share, compared to $122.1 million, or $1.40 per diluted common share, in the fourth quarter of 2024 and $108.6 million, or $1.24 per diluted common share, in the first quarter of 2024. The first quarter of 2024 included a $3.8 million, or $0.04 per diluted share, supplemental disclosure item. There were no supplemental disclosure items in the first quarter of 2025 or the fourth quarter of 2024.

First quarter 2025 results compared to fourth quarter 2024:

•
Net income of $119.5 million, or $1.38 per diluted share
•
Pre-provision net revenue, a non-GAAP measure, totaled $162.4 million, compared to $165.2 million
•
Period-end loans totaled $23.1 billion, down $201.3 million, or 1%
•
Criticized commercial loans decreased and nonaccrual loans increased; annualized net charge-offs as a percentage of average loans decreased to 0.18% compared to 0.20%
•
Allowance for credit losses coverage to total loans of 1.49%, up 2 basis points (bps)

•
Period-end deposits totaled $29.2 billion, down $298.1 million, or 1%
•
Net interest margin of 3.43%, up 2 bps from 3.41%
•
Common equity tier 1 ratio of 14.48%, up 34 bps, and tangible common equity ratio of 10.01%, up 54 bps
•
Efficiency ratio, a non-GAAP measure, was 55.22%, compared to 54.46%

Our results for the first quarter of 2025 reflect a strong start to the year. Our net interest margin expanded, fee income grew, and solid earnings facilitated substantial growth in our capital ratios. We enhanced shareholder value through an increased common share dividend and share repurchases during the quarter. We continue to maintain a robust allowance for credit loss coverage to total loans of 1.49% in light of the current credit and economic environment. We remain focused on balance sheet optimization and effective expense control, and believe we are well positioned to continue to enhance shareholder value. We continued to execute on our organic growth plan with the addition of four bankers and the selection of four of the five planned locations in the northern Dallas metropolitan area. We look forward to continued progress as we carry out our multi-year growth plan and add the Sabal Trust Company associates and clients to our organization.

Consolidated Financial Results

The following table contains the consolidated financial results for the periods indicated.

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands, except per share data)	2025	2024	2024	2024	2024
Income Statement Data:
Interest income	$395,321	$414,286	$429,476	$427,545	$421,684
Interest income (te) (a)	398,127	417,021	432,169	430,373	424,514
Interest expense	125,416	140,730	157,712	157,115	155,513
Net interest income (te)	272,711	276,291	274,457	273,258	269,001
Provision for credit losses	10,462	11,912	18,564	8,723	12,968
Noninterest income	94,791	91,209	95,895	89,174	87,851
Noninterest expense	205,059	202,333	203,839	206,016	207,722
Income before income taxes	149,175	150,520	145,256	144,865	133,332
Income tax expense	29,671	28,446	29,684	30,308	24,720
Net income	$119,504	$122,074	$115,572	$114,557	$108,612
Supplemental disclosure items-included above, pre-tax:
Included in noninterest expense:
FDIC special assessment	$—	$—	$—	$—	$3,800

Balance Sheet Data:
Period end balance sheet data
Loans	$23,098,146	$23,299,447	$23,455,587	$23,911,616	$23,970,938
Earning assets	31,661,169	31,857,841	32,045,222	32,056,415	31,985,610
Total assets	34,750,680	35,081,785	35,238,107	35,412,291	35,247,119
Noninterest-bearing deposits	10,614,874	10,597,461	10,499,476	10,642,213	10,802,127
Total deposits	29,194,733	29,492,851	28,982,905	29,200,718	29,775,906
Stockholders' equity	4,278,672	4,127,636	4,174,687	3,920,718	3,853,436
Average balance sheet data
Loans	$23,068,573	$23,248,512	$23,552,002	$23,917,361	$23,810,163
Earning assets	32,023,885	32,333,012	32,263,748	32,539,363	32,556,821
Total assets	34,355,515	34,770,663	34,780,386	34,998,880	35,101,869
Noninterest-bearing deposits	10,163,221	10,409,022	10,359,390	10,526,903	10,673,060
Total deposits	28,752,416	29,108,381	28,940,163	29,069,097	29,560,956
Stockholders' equity	4,182,814	4,138,326	4,021,211	3,826,296	3,818,840
Common Share Data:
Earnings per share - basic	$1.38	$1.41	$1.33	$1.31	$1.25
Earnings per share - diluted	1.38	1.40	1.33	1.31	1.24
Cash dividends per common share	0.45	0.40	0.40	0.40	0.30
Book value per share (period-end)	49.73	47.93	48.47	45.40	44.49
Tangible book value per share (period-end)	39.40	37.58	38.10	35.04	34.12
Weighted average number of shares - diluted	86,462	86,602	86,560	86,765	86,726
Period-end number of shares	86,033	86,124	86,136	86,355	86,622

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
($ in thousands)	2025	2024	2024	2024	2024
Performance and other data:
Return on average assets	1.41%	1.40%	1.32%	1.32%	1.24%
Return on average common equity	11.59%	11.74%	11.43%	12.04%	11.44%
Return on average tangible common equity	14.72%	14.96%	14.70%	15.73%	14.96%
Tangible common equity ratio (b)	10.01%	9.47%	9.56%	8.77%	8.61%
Tangible common equity Tier 1 (CET1) ratio	14.48%	14.14%	13.78%	13.25%	12.65%
Net interest margin (te)	3.43%	3.41%	3.39%	3.37%	3.32%
Noninterest income as a percentage of total revenue (te)	25.79%	24.82%	25.89%	24.60%	24.62%
Efficiency ratio (c)	55.22%	54.46%	54.42%	56.18%	56.44%
Allowance for loan losses as a percentage of period-end loans	1.38%	1.37%	1.35%	1.32%	1.31%
Allowance for credit losses as a percentage of period-end loans	1.49%	1.47%	1.46%	1.43%	1.42%
Annualized net charge-offs to average loans	0.18%	0.20%	0.30%	0.12%	0.15%
Nonaccrual loans as a percentage of loans	0.45%	0.42%	0.35%	0.36%	0.34%
FTE headcount	3,497	3,476	3,458	3,541	3,564
Reconciliation of pre-provision net revenue (te) and adjusted pre-provision net revenue(te) (non-GAAP measures) (d)
Net income (GAAP)	$119,504	$122,074	$115,572	$114,557	$108,612
Provision for credit losses	10,462	11,912	18,564	8,723	12,968
Income tax expense	29,671	28,446	29,684	30,308	24,720
Pre-provision net revenue	159,637	162,432	163,820	153,588	146,300
Taxable equivalent adjustment	2,806	2,735	2,693	2,828	2,830
Pre-provision net revenue (te)	162,443	165,167	166,513	156,416	149,130
Adjustments from supplemental disclosure items
FDIC special assessment	—	—	—	—	3,800
Adjusted pre-provision net revenue (te)	$162,443	$165,167	$166,513	$156,416	$152,930
Reconciliation of revenue (te), adjusted revenue (te) and efficiency ratio (non-GAAP measures) (d)
Net interest income	$269,905	$273,556	$271,764	$270,430	$266,171
Noninterest income	94,791	91,209	95,895	89,174	87,851
Total GAAP revenue	364,696	364,765	367,659	359,604	354,022
Taxable equivalent adjustment	2,806	2,735	2,693	2,828	2,830
Total revenue (te)	$367,502	$367,500	$370,352	$362,432	$356,852
GAAP noninterest expense	$205,059	$202,333	$203,839	$206,016	$207,722
Amortization of intangibles	(2,113)	(2,206)	(2,292)	(2,389)	(2,526)
Adjustments from supplemental disclosure items
FDIC special assessment	—	—	—	—	(3,800)
Adjusted noninterest expense for efficiency	$202,946	$200,127	$201,547	$203,627	$201,396
Efficiency ratio (c)	55.22%	54.46%	54.42%	56.18%	56.44%

(a)
For analytical purposes, management adjusts interest income and net interest income for tax-exempt items to a taxable equivalent basis using a federal income tax rate of 21%.
(b)
The tangible common equity ratio is common stockholders’ equity less intangible assets divided by total assets less intangible assets.
(c)
The efficiency ratio, a non-GAAP financial measure, is noninterest expense to total net interest (te) and noninterest income, excluding amortization of purchased intangibles and supplemental disclosure items.
(d)
Refer to the non-GAAP financial measures section of this analysis for a discussion of these measures.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) for the first quarter of 2025 was $272.7 million, down $3.6 million, or 1%, compared to the fourth quarter of 2024, and up $3.7 million, or 1%, from the comparable period in 2024.

The $3.6 million decrease in net interest income (te) compared to the fourth quarter of 2024 is largely attributable to two fewer accrual days, lower loan yields and volume, largely offset by a decrease in deposit costs and volume. Interest income (te) was down $18.9 million, primarily due to lower loan and short-term investment yields and volumes, and two fewer accrual days, partially offset by higher securities yields. Interest income on securities for the first quarter of 2025 includes $0.7 million of interest associated with certain fair value hedges that became effective during the quarter, favorably impacting the securities yield by 4 bps. Interest expense was down $15.3 million, largely due to lower cost of deposits, two fewer accrual days, and lower volumes of both deposits and borrowings. The net interest margin for the first quarter of 2025 was 3.43%, up 2 bps from 3.41% in the fourth quarter of 2024. The increase in the net interest margin from the prior quarter was largely driven by lower deposit costs, higher securities yields, and a more favorable funding mix, partially offset by lower loan yields.

The $3.7 million increase in net interest income (te) compared to the first quarter of 2024 reflects a decline in prevailing rates on interest-bearing liabilities outpacing lower yields on interest earning assets, partially offset by the impact of one less accrual day. Interest income (te) decreased $26.4 million, driven largely by lower yields on loans and loan contraction, partially offset by higher yields on mortgage-backed securities. Interest expense decreased $30.1 million, driven largely by lower rates on deposits, a decrease in the volume of deposits, including a $510.6 million decrease in average brokered deposits, and a decrease in the level of short-term borrowings. The net interest margin for the first quarter of 2025 of 3.43% increased 11 bps from 3.32% for the first quarter of 2024. The year-over-year improvement in the net interest margin also reflects a decrease in the cost of funds outpacing the decline in yield on earning assets. The rate on interest-bearing liabilities was down 52 bps from the first quarter of 2024, primarily driven by the impact of interest rate movement on the overall cost of funds that also fostered some shifting to a more favorable mix of retail deposits. The cost of funds further benefited from changes in funding mix as all brokered deposits matured and short-term FHLB borrowings were repaid during the period. The yield on average earning assets was down 22 bps, primarily driven by a 32 bp decline in the loan yield, partially offset by a 22 bp increase in securities yields as maturing securities were reinvested into instruments with higher yields, and the favorable impact from the fair value hedges described above.

We expect our full year 2025 net interest income (te) to be up between 3% to 4% when compared to 2024; with modest and consistent expansion in net interest margin throughout 2025. The forecasted improvement is expected to be driven by lower deposit costs, low single-digit loan growth and continued repricing of cash flows from both the securities and fixed rate loan portfolios. Our guidance assumes 25 bp rate cuts by the Federal Reserve in June, July and October 2025, however, modeling no rate cuts for 2025 yielded similar results.

The following tables detail the components of our net interest income (te) and net interest margin.

	Three Months Ended
	March 31, 2025			December 31, 2024			March 31, 2024
($ in millions)	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$17,738.2	$267.1	6.10%	$17,916.0	$283.4	6.29%	$18,431.0	$295.7	6.45%
Residential mortgage loans	3,979.7	38.8	3.90%	3,967.9	38.3	3.86%	3,963.0	36.9	3.72%
Consumer loans	1,350.7	27.6	8.28%	1,364.6	29.1	8.47%	1,416.2	31.3	8.88%
Loan fees & late charges	—	(0.3)	0.00%	—	0.6	0.00%	—	1.0	0.00%
Total loans (te) (b)	23,068.6	333.2	5.84%	23,248.5	351.4	6.02%	23,810.2	364.9	6.16%
Loans held for sale	20.5	0.3	6.69%	21.1	0.3	6.08%	15.4	0.3	7.90%
US Treasury and government agency securities	588.7	4.4	3.00%	595.1	4.5	3.04%	515.6	3.5	2.69%
Mortgage-backed securities and collateralized mortgage obligations	6,831.9	46.7	2.74%	6,812.8	45.2	2.65%	6,792.5	42.4	2.50%
Municipals (te)	802.9	5.9	2.96%	825.7	6.1	2.96%	865.8	6.4	2.96%
Other securities	18.0	0.2	3.64%	23.4	0.2	3.87%	23.5	0.2	3.51%
Total securities (te) (c)	8,241.5	57.2	2.78%	8,257.0	56.0	2.71%	8,197.4	52.5	2.56%
Total short-term investments	693.3	7.4	4.31%	806.4	9.3	4.59%	533.8	6.8	5.11%
Total earning assets (te)	$32,023.9	$398.1	5.02%	$32,333.0	$417.0	5.14%	$32,556.8	$424.5	5.24%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$11,202.4	$57.3	2.08%	$11,127.2	$61.6	2.20%	$10,803.2	$60.1	2.24%
Time deposits	4,272.8	40.0	3.79%	4,672.3	50.0	4.26%	4,965.3	59.1	4.79%
Public funds	3,114.0	23.2	3.03%	2,899.8	23.5	3.22%	3,119.4	28.3	3.65%
Total interest-bearing deposits	18,589.2	120.5	2.63%	18,699.3	135.1	2.87%	18,887.9	147.5	3.14%
Repurchase agreements	631.8	1.7	1.15%	651.8	2.3	1.40%	620.2	2.7	1.77%
Other short-term borrowings	4.0	0.1	5.10%	20.5	0.2	5.01%	163.8	2.3	5.51%
Long-term debt	210.6	3.1	5.82%	227.7	3.1	5.38%	236.3	3.0	5.19%
Total borrowings	846.4	4.9	2.33%	900.0	5.6	2.49%	1,020.3	8.0	3.16%
Total interest-bearing liabilities	19,435.6	125.4	2.62%	19,599.3	140.7	2.86%	19,908.2	155.5	3.14%
Net interest-free funding sources	12,588.3			12,733.7			12,648.6
Total cost of funds	$32,023.9	$125.4	1.59%	$32,333.0	$140.7	1.73%	$32,556.8	$155.5	1.92%
Net interest spread (te)		$272.7	2.41%		$276.3	2.28%		$269.0	2.10%
Net interest margin	$32,023.9	$272.7	3.43%	$32,333.0	$276.3	3.41%	$32,556.8	$269.0	3.32%

(a)
Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)
Includes nonaccrual loans.
(c)
Average securities do not include unrealized holding gains/losses on available for sale securities.
(d)
Included in interest income is net purchase accounting accretion of $0.5 million and $0.3 million for the three months ended December 31, 2024 and March 31, 2024, respectively. There was no purchase accounting accretion in 2025.

Provision for Credit Losses

During the first quarter of 2025, we recorded a provision for credit losses of $10.5 million, compared to $11.9 million in the fourth quarter of 2024 and $13.0 million in the first quarter of 2024. The provision for credit loss in the first quarter of 2025 included net charge-offs of $10.3 million and a reserve build of $0.2 million, compared to net charge-offs of $11.7 million and a reserve build of $0.2 million in the fourth quarter of 2024. While the provision for credit losses for the first quarter of 2025 was down slightly from the previous period, the allowance coverage to total loans reflected a slight increase. The first quarter of 2024 provision for credit loss included net charge-offs of $9.0 million and a reserve build of $4.0 million.

Annualized net charge-offs as a percentage of average loans in the first quarter of 2025 were 0.18%, down from 0.20%, in the fourth quarter of 2024, and up from 0.15% in the first quarter of 2024. Net charge-offs in the first quarter of 2025 included $7.1 million in the commercial portfolio and $3.4 million in the consumer portfolio, partially offset by net recoveries of $0.2 million in the residential mortgage portfolio. Net charge-offs in the fourth quarter of 2024 included $7.5 million in the commercial portfolio and $4.3 million in the consumer portfolio, partially offset by net recoveries of less than $0.1 million in the residential mortgage portfolio. For the first quarter of 2024, net charge-offs included $5.2 million in the commercial portfolio and $3.9 million in the consumer portfolio, partially offset by a net recovery of $0.1 million in the residential mortgage portfolio.

We expect to continue to see modest charge-offs and provision for credit losses during the remainder of 2025. However, loan growth, portfolio mix, asset quality metrics and future assumptions in economic forecasts will drive the level of credit loss reserves.

The discussion labeled "Allowance for Credit Losses and Asset Quality" that appears later in this Item provides additional information on these changes and on general credit quality.

Noninterest Income

Noninterest income totaled $94.8 million for the first quarter of 2025, up $3.6 million, or 4%, from the fourth quarter of 2024 and $6.9 million, or 8%, from the same period in 2024. The increase in noninterest income from the fourth quarter of 2024 was driven by growth in most revenue lines that were partially offset by declines in bank card and ATM fees and trust fees. The increase from the first quarter of 2024 is also attributable to growth in most lines that was partially offset by declines in gains on sales of assets, investment and annuity fees and credit-related fees. A more detailed discussion of these and other noninterest income variances follows.

The components of noninterest income are presented in the following table for the indicated periods.

	Three Months Ended
	March 31,	December 31,	March 31,
($ in thousands)	2025	2024	2024
Service charges on deposit accounts	$24,119	$23,447	$22,239
Trust fees	18,022	18,170	17,077
Bank card and ATM fees	20,714	21,403	20,622
Investment and annuity fees and insurance commissions	11,415	10,901	11,844
Secondary mortgage market operations	3,468	2,558	2,891
Income from bank-owned life insurance	4,873	4,591	4,229
Credit related fees	2,840	2,870	3,131
Income (loss) from customer and other derivatives	(271)	(851)	(2,802)
Net gains on sales of premises, equipment and other assets	1,857	1,055	2,779
Other miscellaneous	7,754	7,065	5,841
Total noninterest income	$94,791	$91,209	$87,851

Service charges on deposit accounts include consumer, business, and corporate deposit account servicing fees, as well as nonsufficient funds fees on non-consumer accounts, overdraft and overdraft protection fees, and other customer transaction-related fees. Service charges on deposits totaled $24.1 million for the first quarter of 2025, up $0.7 million, or 3%, compared to the fourth quarter of 2024 and up $1.9 million, or 8%, from the same period in 2024. The linked-quarter increase was primarily driven by an increase in analysis fees on business accounts. The increase from the same period in 2024 was also largely attributable to analysis fees, and to consumer overdraft fees, driven by higher instances of overdrafts.

Trust fee income represents revenue generated from a full range of trust services, including asset management and custody services provided to individuals, businesses and institutions. Trust fees totaled $18.0 million for the first quarter of 2025, down $0.1 million, or 1%, from the fourth quarter of 2024 and up $0.9 million, or 6%, from the same period in 2024. The year-over-year increase was primarily attributable to personal, institutional, and corporate trust revenue, driven by market value and sales volumes. These increases were partially offset by a decline in employee benefits trust revenue.

Bank card and ATM fees include interchange and other income from credit and debit card transactions, fees earned from processing card transactions for merchants, and fees earned from ATM transactions. Bank card and ATM fees totaled $20.7 million for the first quarter of 2025, down $0.7 million, or 3%, from the fourth quarter of 2024 and up $0.1 million, or less than 1%, from the same period in 2024. The linked-quarter decrease was primarily driven by a seasonal decline in credit and debit card and ATM fees, partially offset by an increase in merchant fees that was largely due to pricing adjustments. The increase from the same period in 2024 was largely driven by increases in merchant and debit card fees, partially offset by a decline in ATM and credit card fees.

Investment and annuity fees and insurance commissions, which include both fees earned from sales of annuity and insurance products, as well as managed account fees, totaled $11.4 million, up $0.5 million, or 5%, from the fourth quarter of 2024 and down $0.4 million, or 4%, from the same period in 2024. The linked-quarter increase was largely driven by annuity sales volume and corporate underwriting fees, partially offset by a decrease in fixed income trading and insurance commissions. The decrease from the same period in 2024 was driven by a $1.1 million decrease in annuity fees that was partially offset by a $0.7 million increase in investment management fees.

Income from secondary mortgage market operations is comprised of income produced from the origination and sales of residential mortgage loans in the secondary market. We offer a full range of mortgage products to our customers and typically sell longer-term fixed-rate loans while retaining the majority of adjustable-rate loans, as well as loans generated through programs to support customer relationships. Secondary mortgage market operations income will vary based on mortgage application volume, pull through rates, the percentage of loans ultimately sold in the secondary market and the timing of such sales. Income from secondary mortgage market operations was $3.5 million in the first quarter of 2025, up $0.9 million, or 36%, from the fourth quarter of 2024 and up $0.6 million, or 20%, from the same period in 2024. The linked-quarter increase was primarily attributable to a higher percentage of loans sold in the secondary market. The year-over-year increase was driven by an increase in the level of mortgage loan production, reflective of a more favorable interest rate environment and the addition of lenders, as well as a higher percentage of loans sold in the secondary market.

Income from bank-owned life insurance (BOLI) is typically generated through insurance benefit proceeds as well as the growth of the cash surrender value of insurance contracts held. Income from BOLI was $4.9 million for the first quarter of 2025, up $0.3 million, or 6%, from the fourth quarter of 2024 and up $0.6 million, or 15%, from the same period in 2024. The linked-quarter increase was driven by income from changes in cash surrender value. The year-over-year increase is largely attributable to mortality gains.

Credit-related fees include fees assessed on letters of credit and unused portions of loan commitments. Credit-related fees were $2.8 million for the first quarter of 2025, virtually flat compared to the fourth quarter of 2024 and down $0.3 million, or 9%, from the same period in 2024. The decrease from the same period in 2024 was primarily driven by a decrease in unused commitment fees.

Income or loss from customer and other derivatives is largely from our customer interest rate derivative program. Loss from customer and other derivatives totaled $0.3 million for the first quarter of 2025, compared to a loss of $0.9 million in the fourth quarter of 2024 and $2.8 million in the first quarter of 2024. Derivative income can be volatile and is dependent upon the composition of the portfolio, volume and mix of sales and termination activity, and market value adjustments due to market interest rate movement. The variance compared to the fourth quarter was largely due to lower losses related to our Visa B derivative of $1.0 million, partially offset by lower earnings on customer derivatives of $0.4 million. The variance compared to the same quarter in the prior year reflects a $1.6 million improvement in earnings from customer derivatives, largely interest rate driven, and lower losses related to our Visa B derivative of $0.9 million.

Net gains on sales of premises, equipment and other assets consist primarily of net revenue earned from sales of excess-bank owned facilities and equipment no longer in use, gains on sales of Small Business Administration (SBA) and other non-residential mortgage loans, and leases and other assets associated with the equipment finance line of business. Net gains on sales of premises, equipment and other assets totaled $1.9 million for the first quarter of 2025, compared to $1.1 million for the fourth quarter of 2024 and $2.8 million in the same period in 2024. The linked-quarter increase was largely driven by gains on sales of SBA loans. The year-over-year decrease was largely driven by a gain on the sale of bank premises and equipment recorded in the first quarter of 2024, partially offset by an increase in gains on sales of SBA loans. The level of net gains or losses on sales of these assets in a given reporting period will vary based on a variety of circumstances.

Other miscellaneous income is comprised of various items, including income from investments in small business investment companies (SBIC), Federal Home Loan Bank (FHLB) stock dividends, and fees from loan syndication and other specialty lines of business. Other miscellaneous income totaled $7.8 million, up $0.7 million, or 10% from the fourth quarter of 2024 and up $1.9 million, or 33%, from the first quarter of 2024. The linked-quarter change was largely driven by increases of $1.5 million in syndication fees and $1.1 million in SBIC income, partially offset by a $1.6 million decrease in dividends on FHLB stock, and a net $0.3 million decrease in other miscellaneous income. The year over year change was driven by an increase of $2.4 million of SBIC income and $1.3 million of syndication fees, partially offset by a $1.7 million decrease in FHLB stock dividends, and a net $0.1 million decrease in other miscellaneous income. The decrease in dividends on FHLB stock reflects a decline in the level of stock owned.

We expect noninterest income to be up 9% to 10% for the full year of 2025 from the 2024 noninterest income of $364.1 million. This guidance has been updated to include the impact of the acquisition of Sabal Trust Company that closed on May 2, 2025.

Noninterest Expense

Noninterest expense for the first quarter of 2025 was $205.1 million, up $2.7 million, or 1%, from the fourth quarter of 2024 and down $2.7 million, or 1%, from the same period in 2024. The linked-quarter increase was largely driven by other real estate and foreclosed assets expense, regulatory fees, personnel expense and data processing expense, partially offset by a decrease in business development expense, tax credit investment amortization and other miscellaneous expenses. The first quarter of 2024 included a $3.8 million supplemental disclosure item attributable to an FDIC special assessment. Excluding the impact of the supplemental disclosure item, noninterest expense was up $1.1 million, or 1%, driven largely by professional services, data processing expense, other real estate and foreclosed assets expense and other retirement expense, partially offset by a decrease in personnel expense. A more detailed discussion of these and other noninterest expense variances follows.

The components of noninterest expense are presented in the following table for the indicated periods.

	Three Months Ended
	March 31,	December 31,	March 31,
($ in thousands)	2025	2024	2024
Compensation expense	$88,952	$92,530	$96,569
Employee benefits	25,395	21,193	24,588
Personnel expense	114,347	113,723	121,157
Net occupancy expense	13,580	13,659	13,395
Equipment expense	4,091	4,203	4,228
Data processing expense	31,250	30,648	28,737
Professional services expense	12,235	12,457	9,036
Amortization of intangible assets	2,113	2,206	2,526
Deposit insurance and regulatory fees	5,026	3,790	8,931
Other real estate and foreclosed asset expense (income), net	1,780	(763)	(196)
Corporate value and franchise taxes and other non-income taxes	4,303	4,154	5,071
Entertainment and contributions	3,387	3,279	3,178
Advertising	3,015	3,789	2,907
Telecommunications and postage	2,441	2,411	2,413
Travel expense	1,232	1,732	1,103
Tax credit investment amortization	1,068	1,556	1,554
Printing and supplies	902	1,171	882
Net other retirement expense	(3,884)	(4,385)	(4,824)
Other miscellaneous	8,173	8,703	7,624
Total noninterest expense	$205,059	$202,333	$207,722

Supplemental Disclosure Items Included in Noninterest Expense
FDIC deposit insurance special assessment	$—	$—	$3,800

Personnel expense consists of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and insurance for medical, life and disability. Personnel expense totaled $114.3 million for the first quarter of 2025, up $0.6 million, or 1%, from the fourth quarter of 2024 and down $6.8 million, or 6%, from the same period in 2024. The linked quarter increase was largely driven by seasonal increases in payroll tax and benefits, partially offset by a decrease in bonus expense, and a decrease in compensation expense as a result of two fewer payroll days in the current period. The year over year decrease reflects a favorable impact from salary deferrals associated with lending activities, a decrease in headcount, and one fewer payroll day, partially offset by annual merit increases and annual increases in most benefit categories.

Occupancy and equipment expenses are primarily composed of lease expenses, depreciation, maintenance and repairs, rent, taxes, and other equipment expenses. Occupancy and equipment expenses totaled $17.7 million for the first quarter of 2025, down $0.2 million, or 1%, from the fourth quarter of 2024 and virtually flat compared to the same period in 2024. The linked-quarter decrease was attributable to lower costs associated with general repairs and maintenance, partially offset by increases in property taxes, utilities, and leased facility expense.

Data processing expense includes expenses related to third party technology processing and servicing costs, technology project costs and fees associated with bank card and ATM transactions, and credit card reward expenses. Data processing expense was $31.3 million for the first quarter of 2025, up $0.6 million, or 2%, from the fourth quarter of 2024 and up $2.5 million, or 9%, from the same period in 2024. The linked-quarter increase was driven in part by certain activity-based processing fees, expenses associated with ongoing technology enhancements, and increases in card expense, partially offset by a decrease in software maintenance costs. The increase from the same period in 2024 was largely related to activity-based processing fees, partially offset by a decrease in software maintenance costs. Data processing expense can vary from period to period, depending on business needs and technology enhancement initiatives.

Professional services expense includes accounting and audit, legal, consulting and certain outsourced service expense. Professional services expense for the first quarter of 2025 totaled $12.2 million, down $0.2 million, or 2%, from the fourth quarter of 2024 and up $3.2 million, or 35%, from the same period in 2024. The linked-quarter decrease was largely driven by a decline in consulting, legal and other similar services, partially offset by an increase in expense from certain outsourced initiatives. The increase compared to the same period in 2024 was largely related to outsourcing initiatives.

Deposit insurance and regulatory fees for the first quarter of 2025 totaled $5.0 million, up $1.2 million, or 33%, from the fourth quarter of 2024 and down $3.9 million, or 44%, from the same period in 2024. Included in the first quarter of 2024 was a supplemental disclosure item of $3.8 million attributable to a more sizable adjustment to the special assessment by the FDIC to cover losses incurred under the systemic risk exception following the failure of two large regional banks. Excluding the impact of the supplemental disclosure item, both the linked-quarter and year over year changes in deposit insurance and regulatory fees were primarily attributable to changes in our risk-based assessment calculation as well as less significant quarterly adjustments to the special assessment based on quarterly updates from the FDIC.

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

Net losses from other real estate and foreclosed assets totaled $1.8 million in the first quarter of 2025, compared to net gains of $0.8 million in the fourth quarter of 2024 and $0.2 million for the same period in 2024. The level of net income or losses associated with maintaining the other real estate owned portfolio can vary depending on sales activity, valuation adjustments and income or expense associated with operating and maintaining foreclosed property. Gains or losses on the sale of other real estate and foreclosed assets may occur periodically and are dependent on the number and type of assets for sale and current market conditions. The net loss in the current period includes a $2.4 million valuation charge attributable to one commercial property.

Corporate value, franchise and other non-income tax expense for the first quarter of 2025 totaled $4.3 million, up $0.1 million, or 4%, from the fourth quarter of 2024 and down $0.8 million, or 15% from the same period in 2024. The linked-quarter increase is largely related to an increase in bank share tax, partially offset by a decrease in franchise tax. The year-over-year decline is primarily due to a decrease in franchise and bank share taxes. The calculation of bank share tax is based on multiple variables, including average quarterly assets, earnings and stockholders’ equity to determine the taxable assessment value and can vary from period to period.

Business development-related expenses (including advertising, travel, entertainment and contributions) totaled $7.6 million for the first quarter of 2025, down $1.2 million, or 13%, compared to the fourth quarter of 2024 and up $0.4 million, or 6%, from the same period in 2024. The decrease from the fourth quarter of 2024 was primarily attributable to lower advertising and travel expense. The increase from the first quarter of 2024 was largely attributable to increases in marketing expense, partially offset by lower charitable contributions. The timing and level of business development expense can vary based on business needs and promotional campaigns.

All other expenses, excluding amortization of intangibles, is comprised of a variety of other operational expenses and losses, tax credit investment amortization, and net other retirement expense. All other expenses totaled $8.7 million for the first quarter of 2025, down $0.8 million, or 8%, from the fourth quarter of 2024 and up $1.1 million, or 14%, from the same period in 2024. The linked-quarter decrease was largely in other miscellaneous expense, tax credit amortization and telecommunications and postage expense, partially offset by an increase in other retirement expense related pension and post-retirement benefit expense. The increase from the first quarter of 2024 was primarily related to increases in other retirement expense and other miscellaneous expense, partially offset by a decrease in tax credit amortization.

We expect adjusted noninterest expense to be up 4% to 5% for the full year of 2025 from the 2024 adjusted noninterest expense of $816.1 million. While unchanged from prior guidance, we have incorporated the impact of the Sabal Trust Company acquisition.

Income Taxes

The effective income tax rate for the first quarter of 2025 was approximately 19.9% compared to 18.9% in the fourth quarter of 2024 and 18.5% in the first quarter of 2024. The linked-quarter increase in the effective tax rate is due primarily to a $1.4 million income tax benefit in the fourth quarter of 2024 related to various discrete items, such as share-based compensation. The first quarter of 2025 effective income tax is higher than the first quarter of 2024 primarily due to higher forecasted annual pre-tax earnings.

Many factors impact the effective income tax rate including, but not limited to, the level of pre-tax income and relative impact of net tax benefits related to tax credit investments, tax-exempt interest income, bank-owned life insurance, and nondeductible expenses. Additionally, discrete tax items recognized in any given period affect the comparability of the effective income tax rate between periods. Such items include share-based compensation, valuation allowance changes, uncertain tax position changes and tax law changes. Based on the current forecast, management expects the effective income tax rate for 2025 will be in the 20% to 21% range, absent any changes in tax law.

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

Based on tax credit investments that have been made to date in 2025, we expect to realize benefits from federal and state tax credits over the next three years totaling $8.2 million, $8.0 million, and $5.5 million in 2026, 2027, and 2028, respectively. We intend to continue making investments in tax credit projects. However, our ability to access new credits will depend upon, among other factors, federal and state tax policies and the level of competition for such credits.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity management ensures that funds are available to meet the cash flow requirements of our depositors and borrowers, while also meeting the operating, capital and strategic cash flow needs of the Company, the Bank and other subsidiaries. As part of the overall asset and liability management process, liquidity management strategies and measurements have been developed to manage and monitor liquidity risk. The following table summarizes available liquidity at March 31, 2025:

	March 31, 2025
($ in thousands)	Total Available	Amount Used	Net Availability
Available Sources of Funding:
Internal Sources:
Free securities	$4,459,645	$—	$4,459,645
External Sources:
Federal Home Loan Bank (a)	6,363,450	1,148,088	5,215,362
Federal Reserve Bank	3,391,264	—	3,391,264
Brokered deposits	4,379,210	—	4,379,210
Other	1,229,000	—	1,229,000
Total Available Sources of Funding	$19,822,569	$1,148,088	$18,674,481
Cash and other interest-bearing bank deposits			1,351,805
Total Liquidity			$20,026,286

(a) Amount used includes letters of credit.

Liquidity levels of financial institutions continue to be in heightened focus since the failure of several major regional U.S. banks that experienced large-scale deposit runs in the first half of 2023. At March 31, 2025, our available on and off-balance sheet liquidity of $20.0 billion is well in excess of our estimated uninsured, noncollateralized deposits of approximately $11.0 billion.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities and repayments of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window. Total pledged securities were $3.2 billion at March 31, 2025, compared to $3.9 billion at December 31, 2024 and $4.2 billion at March 31, 2024. Management has established an internal target for the ratio of free securities to total securities of 20% or greater. As shown in the table below, our ratio of free securities to total securities was 58.64% at March 31, 2025, compared to 48.65% at December 31, 2024 and 44.86% at March 31, 2024. The decrease in pledged securities and related increase in free securities compared to December 31, 2024 is largely attributable to pledges that were released in response to a decrease in public funds deposits. Both securities and FHLB letters of credit are pledged as collateral related to public funds and repurchase agreements.

	March 31,	December 31,	September 30,	June 30,	March 31,
Liquidity Metrics	2025	2024	2024	2024	2024
Free securities / total securities	58.64%	48.65%	56.52%	53.24%	44.86%
Core deposits / total deposits	94.34%	94.12%	92.95%	93.06%	92.61%
Wholesale funds / core deposits	2.74%	3.09%	6.28%	6.63%	4.71%
Liquid assets / total liabilities	18.08%	15.26%	18.38%	16.30%	13.19%
Quarter-to-date average loans / quarter-to-date average deposits	80.23%	79.87%	81.38%	82.28%	80.55%

The liability portion of the balance sheet provides liquidity mainly through the ability to use cash sourced from customer deposit accounts. At March 31, 2025, deposits totaled $29.2 billion, down $298.1 million from December 31, 2024, due in-part to a seasonal decline in public funds deposits. There were no brokered time deposits at March 31, 2025 compared to $6.9 million at December 31, 2024. The use of brokered deposits as a funding source is subject to certain policies regarding the amount, term and interest rate.

Core deposits consist of total deposits excluding certificates of deposit of $250,000 or more and brokered deposits. Core deposits totaled $27.5 billion at March 31, 2025, down $215.6 million, or 1%, from December 31, 2024 and down $32.2 million, or less than 1%, from March 31, 2024. Changes in the level of core deposits will vary based on the level of total deposits and the mix therein. The ratio of core deposits to total deposits was 94.34% at March 31, 2025, compared to 94.12% at December 31, 2024 and 92.61% at March 31, 2024.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At March 31, 2025, the Bank had no borrowings and approximately $5.2 billion available under this line. At March 31, 2025, the unused borrowing capacity at the Federal Reserve’s discount window was approximately $3.4 billion. There were no outstanding borrowings with the Federal Reserve at any date during any period covered by this report.

Wholesale funds, which are comprised of short-term borrowings, long-term debt and brokered deposits were 2.74% of core deposits at March 31, 2025, compared to 3.09% at December 31, 2024 and 4.71% at March 31, 2024. At March 31, 2025, wholesale funds totaled $753.4 million, a decrease of $103.1 million, or 12%, from December 31, 2024 and $545.5 million, or 42%, from March 31, 2024. The amount of wholesale funds outstanding will vary based on retail deposit levels and current funding needs. The Company has established an internal target for wholesale funds to be less than 25% of core deposits.

Other key measures used to monitor liquidity include the liquid asset ratio and the loan-to-deposit ratio. The liquid asset ratio (liquid assets, consisting of cash, short-term investments and free securities, divided by total liabilities) measures our ability to meet short-term obligations. Our liquid asset ratio was 18.08% at March 31, 2025, compared to 15.26% at December 31, 2024 and 13.19% at March 31, 2024. Management has established a minimum liquid asset ratio of 7.5% and an internal target of 12% or greater. The loan to deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding) measures the amount of funds the Bank lends for each dollar of deposits on hand. Our average loan-to-deposit ratio for the first quarter of 2025 was 80.23%, compared to 79.87% for the fourth quarter of 2024 and 80.55% for the first quarter of 2024. Management has an established target range for the loan-to-deposit ratio of 87% to 89%, but will operate outside that range under certain circumstances.

Cash generated from operations is another important source of funds to meet liquidity needs. The Consolidated Statements of Cash Flows included in Part I, Item 1 of this document present operating cash flows and summarize all significant sources and uses of funds during the three months ended March 31, 2025 and 2024.

Dividends received from the Bank have been the primary source of funds available to the Parent for the payment of dividends to our stockholders, repurchasing our common stock in the open market, and for servicing its debt. The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends the Bank can distribute to the Parent. The Parent targets cash and other liquid assets to provide liquidity in an amount sufficient to fund approximately six quarters of ongoing cash or liquid asset needs, consisting primarily of common stockholder dividends, debt service requirements, and any expected early extinguishment of debt. The Parent may operate below the target level on a temporary basis if a return to the target can be achieved in the near-term, generally not to exceed four quarters. The Parent had cash and liquid assets of $267.2 million at March 31, 2025, exceeding our internal target.

Capital Resources

Stockholders’ equity totaled $4.3 billion at March 31, 2025, up $151.0 million, or 4%, from December 31, 2024. The increase from December 31, 2024 is primarily attributable to net income of $119.5 million, other comprehensive income of $91.1 million, and $0.6 million of long-term incentive plan and dividend reinvestment activity. These factors were partially offset by dividends of $39.5 million and share repurchases of $20.7 million.

The tangible common equity (TCE) ratio was 10.01% at March 31, 2025, up 54 bps from 9.47% at December 31, 2024, driven primarily by tangible net earnings (+36 bps), other comprehensive income (+26 bps), and a decrease in tangible assets (+10 bps), partially offset by dividends (-12 bps) and common share repurchases (-6 bps).

The regulatory capital ratios of the Company and the Bank at March 31, 2025 remained well in excess of current regulatory minimum requirements, including capital conservation buffers, by at least $1.3 billion. The Company and the Bank have been categorized as “well-capitalized” in the most recent notices received from our regulators. Refer to the Supervision and Regulation section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion of our capital requirements.

The following table shows the regulatory capital ratios for the Company and the Bank as calculated under current rules for the indicated periods. The capital ratios prior to March 31, 2025 reflect the election to use the CECL five-year transition rule, which expired on December 31, 2024.

	Well-	March 31,	December 31,	September 30,	June 30,	March 31,
	Capitalized	2025	2024	2024	2024	2024
Total capital (to risk weighted assets)
Hancock Whitney Corporation	10.00%	16.37%	15.93%	15.56%	15.00%	14.34%
Hancock Whitney Bank	10.00%	15.27%	14.83%	14.52%	14.00%	13.39%
Tier 1 common equity capital (to risk weighted assets)
Hancock Whitney Corporation	6.50%	14.48%	14.14%	13.78%	13.25%	12.65%
Hancock Whitney Bank	6.50%	14.02%	13.67%	13.36%	12.87%	12.29%
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	8.00%	14.48%	14.14%	13.78%	13.25%	12.65%
Hancock Whitney Bank	8.00%	14.02%	13.67%	13.36%	12.87%	12.29%
Tier 1 leverage capital
Hancock Whitney Corporation	5.00%	11.55%	11.29%	11.03%	10.71%	10.49%
Hancock Whitney Bank	5.00%	11.18%	10.91%	10.69%	10.40%	10.19%

We regularly perform stress analysis on our capital levels. One such scenario includes the hypothetical impact of including accumulated other comprehensive losses on market valuations of available for sale securities and cash flow hedges in regulatory capital and a further stress scenario that includes both those losses plus losses on the held to maturity investment portfolio in regulatory capital. We estimate that our regulatory capital ratios would remain in excess of the well-capitalized minimums under both of these stress scenarios at March 31, 2025.

On January 30, 2025, our board of directors declared the regular quarterly common stock cash dividend of $0.45 per share, an increase of $0.05 per common share, or 13%. The quarterly common stock cash dividend was paid on March 17, 2025 to shareholders of record on March 5, 2025. The Company has paid uninterrupted dividends to its shareholders since 1967.

In December 2024, our Board of Directors authorized a stock repurchase program, effective January 1, 2025, to repurchase up to 4.3 million shares of the Company’s common stock (approximately 5% of the shares of common stock outstanding as of December 31, 2024). The authorization is set to expire on December 31, 2026. The shares may be repurchased in the open market, by block purchase, through accelerated share repurchase plans, in privately negotiated transactions or otherwise, in one or more transactions, from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The Company is not obligated to purchase any shares under this program and the repurchase authorization may be terminated or amended by the Board at any time prior to the expiration date. During the first quarter of 2025, the Company repurchased 350,000 shares under this program at an average price of $59.28 per share, inclusive of commissions.

BALANCE SHEET ANALYSIS

Short-Term Investments

Short-term assets are held to so that funds are available to meet the cash flow needs of both borrowers and depositors. Short-term investments, including interest-bearing bank deposits and federal funds sold, were $841.5 million at March 31, 2025, down $98.3 million from December 31, 2024. Average short-term investments of $693.3 million for the first quarter of 2025 were down $113.1 million from the fourth quarter of 2024. Typically, the balance of short-term investments will change on a daily basis depending upon movement in customer loan and deposit accounts.

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

Investment in securities totaled $7.7 billion at March 31, 2025, up $97.8 million, or 1%, from December 31, 2024. The increase from December 31, 2024 was primarily driven by favorable movement in the fair value adjustment on the available for sale portfolio of $102.1 million.

At March 31, 2025, securities available for sale totaled $5.3 billion and securities held to maturity totaled $2.4 billion.

Our securities portfolio consists mainly of residential and commercial mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies. We invest only in high quality investment grade securities with a targeted portfolio effective duration generally between two and five and a half years. At March 31, 2025, the average expected maturity of the portfolio was 5.46 years with an effective duration of 4.04 years and a nominal weighted-average yield of 2.70%.

Under an immediate, parallel rate shock using increases of 100 bps and 200 bps, the effective durations would be 4.05 and 4.03 years, respectively. At December 31, 2024, the average expected maturity of the portfolio was 5.58 years with an effective duration of 4.12 years and a nominal weighted-average yield of 2.66%. The changes in expected maturity, effective duration, and nominal weighted-average yield were largely the result of maturities and paydowns and reinvestment in the portfolio during the quarter. At March 31, 2025, approximately $514.0 million of our available for sale securities are hedged with $477.5 million in fair value hedges in order to provide protection and flexibility to reposition and/or reprice the portfolio, effectively reducing the duration (market price risk) on the hedged securities. During the first quarter of 2025, $163.5 million of fair value hedges became effective, with the net earnings recorded in interest income. Once effective, fair value hedges synthetically convert the notional amount of the hedged asset over the life of the hedge to a variable rate instrument that is indexed to the federal funds effective rate.

At the end of each reporting period, we evaluate the securities portfolio for credit loss. Based on our assessments, expected credit loss was not material for any period presented, and therefore no allowance for credit loss was recorded.

Loans

Total loans at March 31, 2025 were $23.1 billion, down $201.3 million, or 1%, from December 31, 2024. The net decrease in loans largely reflective of softer demand and an increase in payoffs of large healthcare and commercial non-real estate credits, discussed in more detail below.

The following table shows the composition of our loan portfolio at each date indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
($ in thousands)	2025	2024	2024	2024	2024
Total loans:
Commercial non-real estate	$9,636,594	$9,876,592	$9,588,309	$9,847,759	$9,926,333
Commercial real estate - owner occupied	3,000,998	3,011,955	3,096,173	3,094,258	3,080,192
Total commercial and industrial	12,637,592	12,888,547	12,684,482	12,942,017	13,006,525
Commercial real estate - income producing	3,809,664	3,798,612	3,988,661	4,053,812	4,042,797
Construction and land development	1,287,919	1,281,115	1,423,615	1,528,393	1,541,773
Residential mortgages	4,025,145	3,961,328	3,988,309	4,000,211	3,983,321
Consumer	1,337,826	1,369,845	1,370,520	1,387,183	1,396,522
Total loans	$23,098,146	$23,299,447	$23,455,587	$23,911,616	$23,970,938

Our commercial customer base is diversified over a range of industries. We lend mainly to middle-market and smaller commercial entities, although we do participate in larger shared-credit loan facilities generally with businesses/sponsors operating in our market areas that are well known to the relationship officers. Shared national credits outstanding at March 31, 2025 totaled approximately $2.2 billion, or 9.6% of total loans, down $93.1 million from December 31, 2024. At March 31, 2025 our larger concentrations in shared national credits includes approximately $316 million of real estate rental and leasing credits, $302 million of finance and insurance credits, $287 million of manufacturing credits, $243 million of healthcare-related credits, $208 million in information credits, and $200 million of transportation and warehousing, with the remainder of the balance in other diverse industries.

Commercial and industrial (“C&I”) loans include both non-real estate and owner occupied real estate secured loans. C&I totaled $12.6 billion at March 31, 2025, down $251.0 million, or 2%, from December 31, 2024. The decrease is reflective of an increase in payoffs of large healthcare and commercial non-real estate credits, as mentioned above.

Our C&I loan portfolio is well diversified by product, client, and geography throughout our footprint. Nevertheless, we may be exposed to certain concentrations of credit risk which exist in relation to different borrowers or groups of borrowers, specific types of collateral, industries, loan products, or regions. The following table provides detail of the more significant industry concentrations for our commercial and industrial loan portfolio, which is based on NAICS codes for all industries, with the exception of energy, which is based on the borrower’s source of revenue (i.e. a manufacturer whose income is derived from energy-related business is reported as energy).

	March 31,		December 31,		September 30,		June 30,		March 31,
	2025		2024		2024		2024		2024
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial & industrial loans:
Health care and social assistance	$1,387,001	11%	$1,447,349	11%	$1,373,275	11%	$1,421,071	11%	$1,500,050	11%
Retail trade	1,301,529	10%	1,283,203	10%	1,262,357	10%	1,258,798	10%	1,285,503	10%
Real estate and rental and leasing	1,220,072	10%	1,189,727	9%	1,216,311	9%	1,255,485	10%	1,254,432	10%
Manufacturing	1,123,114	9%	1,191,781	9%	1,152,823	9%	1,127,144	9%	1,108,134	9%
Wholesale trade	1,105,444	9%	1,148,034	9%	1,076,834	9%	1,133,992	9%	1,090,634	8%
Construction	1,000,155	8%	989,313	8%	968,213	7%	1,005,536	8%	992,489	8%
Transportation and warehousing	973,187	8%	965,893	7%	974,147	8%	981,175	8%	951,673	7%
Accommodation, food services and entertainment	786,180	6%	772,721	6%	735,563	6%	727,601	6%	705,308	5%
Professional, scientific, and technical services	729,215	6%	756,573	6%	747,559	6%	741,955	6%	762,181	6%
Finance and insurance	638,039	5%	683,401	5%	729,627	6%	778,041	6%	862,004	7%
Information	437,902	3%	410,284	3%	395,155	3%	441,342	3%	435,439	3%
Public administration	388,659	3%	402,872	3%	412,246	3%	422,262	3%	443,547	3%
Other services (except public administration)	381,715	3%	414,514	3%	404,696	3%	391,496	3%	386,709	3%
Admin, support, waste mgmt, remediation services	330,951	3%	326,385	3%	337,175	3%	338,350	3%	296,396	2%
Educational services	244,391	2%	240,096	2%	243,023	2%	251,740	2%	252,309	2%
Energy	178,969	1%	197,317	2%	188,619	1%	200,145	2%	204,746	2%
Other	411,069	3%	469,084	4%	466,859	4%	465,884	4%	474,971	4%
Total commercial & industrial loans	$12,637,592	100%	$12,888,547	100%	$12,684,482	100%	$12,942,017	100%	$13,006,525	100%

Commercial real estate - income producing loans totaled approximately $3.8 billion at March 31, 2025 and construction and land development loans totaled approximately $1.3 billion at March 31, 2025, both virtually flat compared to December 31, 2024. The following table details the end-of-period aggregated commercial real estate - income producing and construction loan balances by property type. Loans reflected in 1-4 family residential construction include both loans to construction builders as well as single family borrowers.

	March 31,		December 31,		September 30,		June 30,		March 31,
	2025		2024		2024		2024		2024
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial real estate - income producing and construction loans:
Multifamily	$1,363,926	27%	$1,343,544	26%	$1,324,329	25%	$1,448,473	26%	$1,366,673	24%
Retail	783,489	15%	773,621	15%	836,827	15%	838,782	15%	818,665	15%
Industrial	756,324	15%	698,520	14%	761,464	14%	741,813	13%	777,519	14%
Healthcare related properties	647,046	13%	658,067	13%	746,342	14%	758,806	14%	800,164	14%
Office	496,379	10%	506,690	10%	485,672	9%	507,395	9%	503,446	9%
Hotel, motel and restaurants	423,005	8%	424,866	8%	491,065	9%	489,829	9%	474,636	9%
1-4 family residential construction	217,849	4%	235,745	5%	264,819	5%	302,179	5%	362,495	7%
Other land loans	183,725	4%	192,919	4%	181,459	3%	176,069	3%	180,857	3%
Other	225,840	4%	245,755	5%	320,299	6%	318,859	6%	300,115	5%
Total commercial real estate - income producing and construction loans	$5,097,583	100%	$5,079,727	100%	$5,412,276	100%	$5,582,205	100%	$5,584,570	100%

The residential mortgage loan portfolio totaled $4.0 billion at March 31, 2025, up $63.8 million, or 2%, compared to December 31, 2024. The composition of the residential mortgage loan portfolio will depend on the volume of loans originated and the percentage ultimately sold in the secondary market.

The consumer loan portfolio totaled $1.3 billion at March 31, 2025, down $32.0 million, or 2%, from December 31, 2024. Changes in the consumer loan portfolio reflect both slowing demand and the impact of our exit from the indirect automobile lending market, where the existing portfolio is in run-off. The indirect loan portfolio totaled $12.7 million at March 31, 2025, down $5.4 million from December 31, 2024.

Average loans for the first quarter of 2025 of $23.1 billion were down $179.9 million, or 1%, compared to the fourth quarter of 2024.

Management expects the December 31, 2025 period-end loan growth percentage to be in the low single digits from the December 31, 2024 balance of $23.3 billion.

Allowance for Credit Losses and Asset Quality

Our allowance for credit losses was $343.2 million at March 31, 2025, up $0.2 million from December 31, 2024. The increase in the allowance for credit losses is attributable to a $10.5 million provision for credit losses, largely offset by $10.3 million of net charge-offs. Our overall credit loss outlook is not significantly different from that at December 31, 2024. However, uncertainty related to tariffs, ongoing inflationary pressure, elevated interest rates and the outcome of the Federal Reserve’s actions with respect to monetary policy, and geopolitical conflicts continues to result in an elevated reserve relative to pre-pandemic levels. The allowance for loan loss decreased $0.8 million and the reserve for unfunded lending commitments increased $1.0 million from December 31, 2024. Though the allowance for loan losses at March 31, 2025 remained relatively flat compared to December 31, 2024, the reserve coverage to total loans increased modestly, driven largely by increases in the commercial non real estate and consumer direct lending portfolios.

We utilized the March 2025 Moody's economic scenarios for our allowance for credit losses at March 31, 2025. After considering the variables underlying each of the Moody's economic scenarios, management probability-weighed the baseline scenario at 40% and the downside S-2 mild recessionary scenario at 60% in the computation of the allowance for credit losses at March 31, 2025, consistent with the weighting used in the prior quarter. Each of the scenarios considered have varying degrees of severity and duration of impacts from tariffs and geopolitical conflicts, inflationary pressure, including volatility in commodities prices and impacts on the labor market, the consequences of the Federal Reserve's actions with regard to monetary policy, and the effects of disruption in the financial services industry. Refer to the Economic Outlook section of this discussion and analysis for further information on the Moody’s scenarios and our weighting assumptions.

Our allowance for credit losses coverage to total loans was 1.49% at March 31, 2025, up from 1.47% at December 31, 2024. The allowance for credit losses on the commercial portfolio totaled $272.0 million, or 1.53% of that portfolio, at March 31, 2025, compared to $272.5 million, or 1.52%, at December 31, 2024. The allowance for credit losses on the residential mortgage portfolio totaled $43.2 million, or 1.07% of that portfolio, at March 31, 2025, compared to $42.4 million, or 1.07%, at December 31 2024. The allowance for credit losses on the consumer portfolio totaled $28.0 million, or 2.09% of that portfolio, at March 31, 2025, compared to $28.0 million, or 2.04%, at December 31, 2024.

Criticized commercial loans totaled $594.1 million at March 31, 2025, down $28.9 million, or 5%, from $623.0 million at December 31, 2024. Criticized loans are defined as those having potential weaknesses that deserve management’s close attention (risk-rated as special mention, substandard and doubtful), including both accruing and nonaccruing loans. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process. In addition, the Company often reviews portfolios of loans to determine if there are areas of risk not specifically identified in its loan by loan approach. Criticized commercial loans comprised 3.35% of that portfolio at March 31, 2025, down from 3.47% at December 31, 2024. We remain focused on identifying specific and broader risk indicators that may be impacting certain segments in our portfolio, and we have not seen signs of significant weakening in any particular industry, sector or geographic segment beyond what we believe has been experienced by the banking industry as a whole. Our criticized commercial loans at March 31, 2025 are diversified across many industries, with the largest concentrations as follows: $86.8 million in retail trade; $66.8 million in wholesale trade; $64.0 million in healthcare and social assistance; $62.5 million in accommodation, food services and entertainment; $62.5 million in manufacturing; $58.6 million in transportation and warehousing; $52.7 million in real estate, rental and leasing; and $50.0 million in construction. Commercial loans risk rated pass-watch totaled $503.7 million at March 31, 2025, down $17.7 million, or 3%, from December 31, 2024. The pass-watch risk rating includes credits with negative performance trends that reflect sufficient risk to cause concern, but have not risen to the level of criticized.

Net charge-offs were $10.3 million, or 0.18% of average total loans on an annualized basis in the first quarter of 2025, compared to $11.7 million, or 0.20% in the fourth quarter of 2024 and $9.0 million or, 0.15% in the first quarter of 2024. Net charge-offs in the first quarter of 2025 included $7.1 million in the commercial portfolio and $3.4 million in the consumer portfolio, partially offset by net recoveries of $0.2 million in the residential mortgage portfolio. Net charge-offs in the fourth quarter of 2024 included $7.5 million in the commercial portfolio and $4.3 million in the consumer portfolio, partially offset by net recoveries of less than $0.1 million in the residential mortgage portfolio.

The following table provides a rollforward for the allowance for credit loss, coverage ratios and net charge-off ratios for the periods indicated.

	Three Months Ended
	March 31,	December 31,	March 31,
($ in thousands)	2025	2024	2024
Provision and Allowance for Credit Losses
Allowance for loan losses:
Allowance for loan losses at beginning of period	$318,882	$317,271	$307,907
Loans charged-off:
Commercial non real estate	6,132	11,619	9,630
Commercial real estate - owner-occupied	2,741	143	—
Total commercial & industrial	8,873	11,762	9,630
Commercial real estate - income producing	34	3	8,819
Construction and land development	8	—	75
Total commercial	8,915	11,765	18,524
Residential mortgages	167	151	56
Consumer	4,211	4,738	4,786
Total charge-offs	13,293	16,654	23,366
Recoveries of loans previously charged-off:
Commercial non real estate	1,650	4,225	13,104
Commercial real estate - owner-occupied	95	50	102
Total commercial & industrial	1,745	4,275	13,206
Commercial real estate - income producing	—	—	3
Construction and land development	110	2	61
Total commercial	1,855	4,277	13,270
Residential mortgages	387	165	202
Consumer	804	471	914
Total recoveries	3,046	4,913	14,386
Total net charge-offs	10,247	11,741	8,980
Provision for loan losses	9,484	13,352	14,799
Allowance for loan losses at end of period	$318,119	$318,882	$313,726
Reserve for Unfunded Lending Commitments:
Reserve for unfunded lending commitments at beginning of period	$24,053	$25,493	$28,894
Provision for losses on unfunded lending commitments	978	(1,440)	(1,831)
Reserve for unfunded lending commitments at end of period	$25,031	$24,053	$27,063
Total Allowance for Credit Losses	$343,150	$342,935	$340,789
Total Provision for Credit Losses	$10,462	$11,912	$12,968
Coverage Ratios:
Allowance for loan losses to period-end loans	1.38%	1.37%	1.31%
Allowance for credit losses to period-end loans	1.49%	1.47%	1.42%
Charge-offs ratios:
Gross charge-offs to average loans	0.23%	0.28%	0.39%
Recoveries to average loans	0.05%	0.08%	0.24%
Net charge-offs to average loans	0.18%	0.20%	0.15%
Net Charge-offs to average loans by portfolio
Commercial non real estate	0.19%	0.31%	(0.14)%
Commercial real estate - owner-occupied	0.36%	0.01%	(0.01)%
Total commercial & industrial	0.23%	0.24%	(0.11)%
Commercial real estate - income producing	0.00%	0.00%	0.89%
Construction and land development	(0.03)%	(0.00)%	0.00%
Total commercial	0.16%	0.17%	0.11%
Residential mortgages	(0.02)%	(0.00)%	(0.01)%
Consumer	1.02%	1.24%	1.10%

The following table sets forth for the periods indicated nonaccrual loans and reportable loan modifications to borrowers experiencing financial difficulty by type, and foreclosed and surplus ORE and other foreclosed assets. The table also includes loans past due 90 days or more and still accruing.

	March 31,	December 31,	September 30,	June 30,	March 31,
($ in thousands)	2025	2024	2024	2024	2024
Loans accounted for on a nonaccrual basis:
Commercial non-real estate	$15,261	$14,172	$17,443	$13,952	$17,487
Commercial non-real estate - modified	19,393	19,246	3,954	3,999	—
Total commercial non-real estate	34,654	33,418	21,397	17,951	17,487
Commercial real estate - owner occupied	3,913	2,727	1,988	3,741	2,197
Commercial real estate - owner-occupied - modified	366	—	901	919	—
Total commercial real estate - owner-occupied	4,279	2,727	2,889	4,660	2,197
Commercial real estate - income producing	5,127	356	1,918	23,603	24,066
Commercial real estate - income producing - modified	841	—	—	—	—
Total commercial real estate - income producing	5,968	356	1,918	23,603	24,066
Construction and land development	1,851	5,561	6,316	1,774	2,228
Construction and land development - modified	—	—	—	—	—
Total construction and land development	1,851	5,561	6,316	1,774	2,228
Residential mortgage	41,978	43,157	38,571	27,958	25,757
Residential mortgage - modified	4,426	929	541	335	167
Total residential mortgage	46,404	44,086	39,112	28,293	25,924
Consumer	11,058	11,187	11,234	9,972	10,180
Consumer - modified	—	—	—	—	—
Total consumer	11,058	11,187	11,234	9,972	10,180
Total nonaccrual loans	$104,214	$97,335	$82,866	$86,253	$82,082
ORE and foreclosed assets	26,690	27,797	27,732	2,114	2,793
Total nonaccrual loans and ORE and foreclosed assets	$130,904	$125,132	$110,598	$88,367	$84,875
Modified loans - still accruing:
Commercial non-real estate	$58,188	$74,211	$82,609	$49,892	$31,442
Commercial real estate - owner occupied	—	—	799	802	1,761
Commercial real estate - income producing	1,882	2,741	3,050	3,483	1,573
Construction and land development	—	—	—	82	84
Residential mortgage	10,514	2,241	3,344	2,738	2,180
Consumer	34	131	354	425	385
Total modified loans - still accruing	$70,618	$79,324	$90,156	$57,422	$37,425
Total reportable modified loans	$95,644	$99,499	$95,552	$62,675	$37,592
Loans 90 days past due still accruing	$15,593	$21,852	$5,967	$6,069	$7,938
Ratios:
Nonaccrual loans to total loans	0.45%	0.42%	0.35%	0.36%	0.34%
Nonaccrual loans plus ORE and foreclosed assets to loans plus ORE and foreclosed assets	0.57%	0.54%	0.47%	0.37%	0.35%
Allowance for loan losses to nonaccrual loans	305.26%	327.61%	382.87%	366.54%	382.21%
Allowance for loan losses to nonaccrual loans and accruing loans 90 days past due	265.53%	267.55%	357.15%	342.44%	348.51%
Loans 90 days past due still accruing to loans	0.07%	0.09%	0.03%	0.03%	0.03%

Nonaccrual loans plus ORE and foreclosed assets totaled $130.9 million at March 31, 2025, up $5.8 million from December 31, 2024. Nonaccrual loans of $104.2 million increased $6.9 million from December 31, 2024. Despite the increase in the level of nonaccrual loans from December 31, 2024, the ratio to total loans remains relatively low at 0.45% of the total portfolio. ORE and foreclosed assets were $26.7 million at March 31, 2025, down $1.1 million from December 31, 2024. The linked-quarter decline was largely due to a $2.4 million valuation charge on a commercial property. Nonaccrual loans plus ORE and other foreclosed assets as a percentage of total loans, ORE and other foreclosed assets was 0.57% at March 31, 2025, up 3 bps from December 31, 2024.

We expect to continue to see modest charge-offs and provision for credit losses for the remainder of 2025. Loan growth, portfolio mix, asset quality metrics and future assumptions in economic forecasts will drive the level of credit loss reserves.

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

Lack of diversity in concentration within a deposit base may increase the risk of events or trends that could prompt a larger-scale demand for deposits outflow. Concerns over a financial institution's ability to protect deposit balances in excess of the federally insured limit may increase the risk of a deposit run. We consider our deposit base to be seasoned, stable and well-diversified. We also offer our customers an insured cash sweep product (ICS) that allows customers to secure deposits above FDIC insured limits. We continue to see demand for the ICS product, with the balance totaling $378.5 million at March 31, 2025 compared to $359.7 million at

December 31, 2024. At March 31, 2025, we have calculated our average deposit account size by dividing period-end deposits by the population of accounts with balances to be approximately $37,600, which includes $199,400 in our commercial and small business lines (excluding public funds), $122,000 in our wealth management business line, and $18,500 in our consumer business line.

Further, at March 31, 2025, our sources of liquidity exceed uninsured deposits. We have estimated the Bank’s amount of uninsured deposits using the methodologies and assumptions required for FDIC regulatory reporting to be approximately $14.3 billion at March 31, 2025, down $0.3 billion compared to December 31, 2024. Our uninsured deposit total at March 31, 2025 includes approximately $3.3 billion of public funds that have pledged securities as collateral, leaving approximately $11.0 billion of noncollateralized, uninsured deposits compared to total liquidity of $20.0 billion. Our ratio of noncollateralized, uninsured deposits to total deposits was approximately 37.7% at March 31, 2025, compared to 37.3% at December 31, 2024.

Total deposits were $29.2 billion at March 31, 2025, down $298.1 million, or 1%, from December 31, 2024. Average deposits for the first quarter of 2025 were $28.8 billion, down $356.0 million, or 1%, from the fourth quarter of 2024.

The following table shows the composition of our deposits at each date indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
($ in thousands)	2025	2024	2024	2024	2024

Noninterest-bearing deposits	$10,614,874	$10,597,461	$10,499,476	$10,642,213	$10,802,127
Interest-bearing retail transaction and savings deposits	11,419,406	11,327,725	10,902,720	10,824,142	10,969,720
Interest-bearing public fund deposits:
Public fund transaction and savings deposits	2,921,566	3,127,427	2,622,580	2,837,048	2,989,966
Public fund time deposits	82,750	85,072	81,525	84,676	76,304
Total interest-bearing public fund deposits	3,004,316	3,212,499	2,704,105	2,921,724	3,066,270
Retail time deposits	4,156,137	4,348,265	4,686,111	4,612,564	4,543,018
Brokered time deposits	—	6,901	190,493	200,075	394,771
Total interest-bearing deposits	18,579,859	18,895,390	18,483,429	18,558,505	18,973,779
Total deposits	$29,194,733	$29,492,851	$28,982,905	$29,200,718	$29,775,906

Noninterest-bearing demand deposits totaled $10.6 billion at March 31, 2025, up $17.4 million, or less than 1%, from December 31, 2024. Noninterest-bearing demand deposits comprised 36% of total deposits at March 31, 2025, unchanged compared to December 31, 2024.

Interest-bearing transaction and savings accounts totaled $11.4 billion at March 31, 2025, up $91.7 million, or 1%, from December 31, 2024. Interest-bearing public fund deposits totaled $3.0 billion at March 31, 2025, down $208.2 million, or 6%, from December 31, 2024. The decrease in public funds deposits is mostly reflective of typical seasonal outflows during the first quarter. Retail time deposits totaled $4.2 billion at March 31, 2025, down $192.1 million, or 4%, from December 31, 2024. The decline in retail time deposits is mostly attributable to maturities that did not renew, some of which shifted into interest-bearing transaction and savings accounts. We had no brokered time deposits at March 31, 2025, compared to $6.9 million at December 31, 2024, as a result of maturities of instruments that were not replaced.

The rate paid on interest-bearing deposits for the first quarter of 2025 was 2.63%, down 24 bps from 2.87% in the fourth quarter of 2024. Rates paid on deposits will vary based on prevailing interest rates and promotional rate offerings on the various product types.

The following table sets forth average balances and weighted-average rates paid on deposits for the first quarter of 2025 and the fourth and the first quarter of 2024.

	Three months ended
	March 31, 2025			December 31, 2025			March 31, 2024
($ in millions)	Balance	Rate	Mix	Balance	Rate	Mix	Balance	Rate	Mix
Interest-bearing deposits:
Interest-bearing transaction deposits	$2,800.9	1.34%	9.7%	$2,834.0	1.51%	9.7%	$2,557.7	1.46%	8.7%
Money market deposits	6,320.5	2.88	22.0	6,254.0	3.07	21.5	6,131.3	3.28	20.7
Savings deposits	2,099.3	0.61	7.3	2,053.0	0.51	7.1	2,114.2	0.15	7.2
Time deposits	4,254.5	3.81	14.8	4,658.6	4.27	16.0	4,965.3	4.79	16.8
Public Funds	3,114.0	3.03	10.8	2,899.8	3.22	10.0	3,119.4	3.65	10.6
Total interest-bearing deposits	18,589.2	2.63%	64.6	18,699.4	2.87%	64.3	18,887.9	3.14%	64.0
Noninterest-bearing demand deposits	10,163.2		35.4	10,409.0		35.7	10,673.1		36.0
Total deposits	$28,752.4		100.0%	$29,108.4		100.0%	$29,561.0		100.0%

The following sets forth the maturities of time certificates of deposit greater than $250,000 at March 31, 2025.

March 31,
($ in thousands)	2025
Three months	$925,408
Over three months through six months	438,811
Over six months through one year	270,872
Over one year	23,121
Total	$1,658,212

Management expects the December 31, 2025 period-end deposit growth percentage to be in the low single digits compared to the December 31, 2024 balance of $29.5 billion.

Short-Term Borrowings

At March 31, 2025, short-term borrowings totaled $542.8 million, down $96.2 million from December 31, 2024. The change from December 31, 2024 is attributable to a decrease in customer repurchase agreements. Average short-term borrowings of $635.8 million in the first quarter of 2025 were down $36.4 million, or 5%, from the fourth quarter of 2024.

Short-term borrowings are a core portion of the Company’s funding strategy and can fluctuate depending on our funding needs and the sources utilized. Customer repurchase agreements and FHLB borrowings are the major sources of short-term borrowings. Customer repurchase agreements are offered mainly to commercial customers to assist them with their cash management strategies or to provide a temporary investment vehicle for their excess liquidity pending redeployment for corporate or investment purposes. While customer repurchase agreements provide a recurring source of funds to the Bank, amounts available will vary. FHLB borrowings are funds from the Federal Home Loan Bank that are collateralized by certain residential mortgage and commercial real estate loans included in the Bank’s loan portfolio, subject to specific criteria. There were no FHLB borrowings outstanding at either March 31, 2025 or December 31, 2024.

Long-Term Debt

Long-term debt totaled $210.6 million at March 31, 2025, virtually unchanged from December 31, 2024.

Long-term debt at March 31, 2025 includes subordinated notes payable with an aggregate principal amount of $172.5 million, a stated maturity of June 15, 2060, and a fixed rate of 6.25% per annum that qualify as Tier 2 capital of certain regulatory capital ratios. Subject to prior approval by the Federal Reserve, the Company may redeem these notes in whole or in part on any of its quarterly interest payment dates after June 15, 2025.

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

The contractual amounts of these instruments reflect our exposure to credit risk. The Bank undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. At March 31, 2025, the Company had a reserve for credit losses on unfunded lending commitments totaling $25.0 million.

The following table shows the commitments to extend credit and letters of credit at March 31, 2025 according to expiration date.

		Expiration Date
		Less than	1-3	3-5	More than
($ in thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$9,100,306	$3,880,217	$2,235,720	$2,193,158	$791,211
Letters of credit	445,352	372,116	40,617	32,619	—
Total	$9,545,658	$4,252,333	$2,276,337	$2,225,777	$791,211

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no material changes or developments during the reporting period with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2024.

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

Net Interest Income at Risk

The following table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in rates at March 31, 2025. Shifts are measured in 100 basis point increments in a range from -500 to +500 basis points from base case, with -300 through +300 basis points presented in the table below. Our interest rate sensitivity modeling incorporates a number of assumptions including loan and deposit repricing characteristics, the rate of loan prepayments and other factors. The base scenario assumes that the current interest rate environment is held constant over a 24-month forecast period and is the scenario to which all others are compared in order to measure the change in net interest income. Policy limits on the change in net interest income under a variety of interest rate scenarios are approved by the Board of Directors. All policy scenarios assume a static volume forecast where the balance sheet is held constant, although other scenarios are modeled.

		Estimated Increase
		(Decrease) in NII
	Change in Interest Rates	Year 1	Year 2
	(basis points)
-	300	-7.19%	-15.31%
-	200	-4.64%	-10.19%
-	100	-2.15%	-4.81%
+	100	2.02%	4.35%
+	200	3.88%	8.40%
+	300	5.73%	12.47%

The results indicate a general asset sensitivity across most scenarios driven primarily by repricing of cash flows in the investment and loan portfolios. As short-term rates have remained elevated, the funding mix has shifted to more rate sensitive deposits resulting in lower overall net interest income at risk as deposit repricing is expected to offset rate adjustments in the floating rate loan book. Furthermore, due to the funding mix shift, the Company is currently less sensitive to changes in short-term rate movements with interest rate risk being driven more by changes in the mid to long-term segment of the yield curve. When deemed prudent, management has taken actions to mitigate exposure to interest rate risk with on- or off-balance sheet financial instruments and intends to do so in the future. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes.

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

Economic Value of Equity (EVE)

EVE simulation involves calculating the present value of all future cash flows from assets and subtracting the present value of all future cash outflows from liabilities including the impact of off-balance sheet items such as interest rate hedges. This analysis results in a theoretical market value of the bank's equity or EVE. Management’s focus on EVE analysis is not on the resulting calculation of EVE itself, but instead on the sensitivity of EVE to changes in market rates. Policy limits on the change in EVE under a variety of interest rate scenarios are approved by the Board of Directors. The following table presents an analysis of the change in the Bank’s EVE resulting from instantaneous and parallel shifts in rates as of March 31, 2025. Shifts are measured in 100 basis point increments ranging from -500 to +500 basis points from base case, with -300 through +300 basis points presented in table below.

		Estimated Change in EVE at
Change in Interest Rates		March 31, 2025
(basis points)
-	300	3.30%
-	200	3.04%
-	100	2.00%
+	100	-2.57%
+	200	-5.41%
+	300	-8.28%

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

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were effective.

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company, including subsidiaries, is party to various legal proceedings arising in the ordinary course of business. We do not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on our consolidated financial position or liquidity.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, in evaluating an investment in the Company’s securities, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our 2024 Form 10-K. which could materially affect the Company's business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.

There are no material changes during the period covered by this Report to the risk factors previously disclosed in our 2024 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has in place a Board-approved stock buyback program whereby the Company is authorized to repurchase up to 4,306,000 shares of its common stock through the program’s expiration date of December 31, 2026. The program allows the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions in accordance with the rules and regulations of the Securities and Exchange Commission. The Company is not obligated to purchase any shares under this program and the repurchase authorization may be terminated or amended by the Board at any time prior to the expiration date.

The following is a summary of common share repurchases during the three months ended March 31, 2025.

	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased under such Plans or Programs
January 1, 2025 - January 31, 2025	345	$55.14	—	4,306,000
February 1, 2025 - February 28, 2025	456,278	$59.39	350,000	3,956,000
March 1, 2025 - March 31, 2025	26	$57.13	—	3,956,000
	456,649	$59.38	350,000

(a) Includes common stock purchased in connection with our share-based payment plans related shares used to cover payroll tax withholding requirements. See Note 13 – Share-Based Payment Arrangements in our 2024 Form 10-K, which includes additional information regarding our share-based incentive plans.

(b) Average price paid does not include the one percent excise tax charged on public company net share repurchases.

Item 5. Other Information

Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2025.

Item 6. Exhibits

(a) Exhibits:

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date
3.1	Second Amended and Restated Articles of Hancock Whitney Corporation		8-K	3.1	5/1/2020
3.2	Second Amended and Restated Bylaws of Hancock Whitney Corporation		8-K	3.2	5/1/2020
10.14	Form of Hancock Whitney Performance Stock Award Agreement effective January 1, 2025	X
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File	X

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

May 8, 2025