Form 10-Q
period 2025-06-30
HANCOCK WHITNEY CORP
filed 2025-08-07
CIK 750577

*

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

84,754,978 common shares were outstanding at July 31, 2025.

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

MD&A – management’s discussion and analysis of financial condition and results of operations

MDBCF – Mississippi Department of Banking and Consumer Finance

MEFD – reportable modified loans to borrowers experiencing financial difficulty

NAICS – North American Industry Classification System

NII – net interest income

n/m – not meaningful

NSF – Non-sufficient funds

OBBBA – “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14,” more commonly referred to as the “One Big Beautiful Bill Act,” enacted of July 4, 2025

OCI – other comprehensive income or loss

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

PPNR – Pre-provision net revenue

QSCB – Qualified School Construction Bonds

QZAB – Qualified Zone Academy Bonds

Repos – securities sold under agreements to repurchase

RSA – Restricted share awards

RSU – Restricted stock units

Sabal – Sabal Trust Company, an entity acquired May 2, 2025

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

TSR – total shareholder return

U.S. Treasury – The United States Department of the Treasury

401(k) Plan – the Hancock Whitney Corporation 401(k) Savings Plan and Trust Agreement

Part I. Financial Information

Item 1. Financial Statements

Hancock Whitney Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except per share data)	2025	2024
ASSETS
Cash and due from banks	$512,502	$574,910
Interest-bearing bank deposits	604,236	939,306
Federal funds sold	373	409
Securities available for sale, at fair value (amortized cost of $6,102,458 and $5,774,133)	5,636,676	5,161,491
Securities held to maturity (fair value of $2,083,072 and $2,233,526)	2,231,335	2,435,663
Loans held for sale (includes $29,960 and $18,929 measured at fair value)	30,760	21,525
Loans	23,461,750	23,299,447
Less: allowance for loan losses	(313,189)	(318,882)
Loans, net	23,148,561	22,980,565
Property and equipment, net of accumulated depreciation of $360,485 and $345,962	262,970	279,767
Right of use assets, net of accumulated amortization of $73,571and $67,063	108,461	98,822
Prepaid expenses	61,429	45,763
Other real estate and foreclosed assets, net	26,847	27,797
Accrued interest receivable	142,646	143,237
Goodwill	925,404	855,453
Other intangible assets, net	72,387	35,224
Life insurance contracts	780,235	774,542
Funded pension assets, net	267,113	260,003
Deferred tax asset, net	88,407	146,567
Other assets	312,310	300,741
Total assets	$35,212,652	$35,081,785
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$10,638,785	$10,597,461
Interest-bearing	18,407,827	18,895,390
Total deposits	29,046,612	29,492,851
Short-term borrowings	1,044,927	639,015
Long-term debt	210,620	210,544
Accrued interest payable	17,310	20,148
Lease liabilities	127,756	117,817
Other liabilities	400,008	473,774
Total liabilities	30,847,233	30,954,149
Stockholders' equity:
Common stock	309,513	309,513
Capital surplus	1,666,695	1,719,609
Retained earnings	2,859,038	2,704,606
Accumulated other comprehensive loss, net	(469,827)	(606,092)
Total stockholders' equity	4,365,419	4,127,636
Total liabilities and stockholders' equity	$35,212,652	$35,081,785
Preferred shares authorized (par value of $20.00 per share)	50,000	50,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	92,947	92,947
Common shares outstanding	85,351	86,124

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Interest income:
Loans, including fees	$338,413	$369,990	$669,901	$733,283
Loans held for sale	399	440	740	743
Securities-taxable	54,046	47,752	105,945	94,537
Securities-tax exempt	4,007	4,471	8,225	8,997
Short-term investments	5,716	4,892	13,091	11,669
Total interest income	402,581	427,545	797,902	849,229
Interest expense:
Deposits	117,766	144,610	238,273	292,093
Short-term borrowings	4,865	9,441	6,710	14,407
Long-term debt	2,991	3,064	6,055	6,128
Total interest expense	125,622	157,115	251,038	312,628
Net interest income	276,959	270,430	546,864	536,601
Provision for credit losses	14,925	8,723	25,387	21,691
Net interest income after provision for credit losses	262,034	261,707	521,477	514,910
Noninterest income:
Service charges on deposit accounts	24,256	22,275	48,375	44,514
Trust fees	22,753	18,473	40,775	35,550
Bank card and ATM fees	22,004	21,827	42,718	42,449
Investment and annuity fees and insurance commissions	10,603	9,789	22,018	21,633
Secondary mortgage market operations	4,147	3,546	7,615	6,437
Other income	14,761	13,264	31,814	26,442
Total noninterest income	98,524	89,174	193,315	177,025
Noninterest expense:
Compensation expense	95,875	97,121	184,827	193,690
Employee benefits	20,637	21,605	46,032	46,193
Personnel expense	116,512	118,726	230,859	239,883
Net occupancy expense	13,825	13,158	27,405	26,553
Equipment expense	4,541	4,312	8,632	8,540
Data processing expense	33,448	31,371	64,698	60,108
Professional services expense	16,371	9,458	28,606	18,494
Amortization of intangible assets	2,524	2,389	4,637	4,915
Deposit insurance and regulatory fees	4,822	6,008	9,848	14,939
Other real estate and foreclosed assets expense (income), net	1,181	(1,099)	2,961	(1,295)
Other expense	22,755	21,693	43,392	41,601
Total noninterest expense	215,979	206,016	421,038	413,738
Income before income taxes	144,579	144,865	293,754	278,197
Income taxes expense	31,048	30,308	60,719	55,028
Net income	$113,531	$114,557	$233,035	$223,169
Earnings per common share-basic	$1.32	$1.31	$2.70	$2.56
Earnings per common share-diluted	$1.32	$1.31	$2.69	$2.55
Dividends paid per share	$0.45	$0.40	$0.90	$0.70
Weighted average shares outstanding-basic	85,577	86,510	85,833	86,515
Weighted average shares outstanding-diluted	85,943	86,765	86,203	86,768

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2025	2024	2025	2024
Net income	$113,531	$114,557	$233,035	$223,169
Other comprehensive income (loss) before income taxes:
Net change in unrealized loss on securities available for sale, cash flow hedges and equity method investment	48,271	(20,352)	157,783	(98,151)
Reclassification of net loss realized and included in earnings	9,668	14,148	19,083	27,725
Valuation adjustments to employee benefit plans	—	—	—	22,014
Amortization of unrealized net loss on securities transferred to held to maturity	387	390	792	818
Other comprehensive income (loss) before income taxes	58,326	(5,814)	177,658	(47,594)
Income tax expense (benefit)	13,181	(1,393)	41,393	(10,785)
Other comprehensive income (loss) net of income taxes	45,145	(4,421)	136,265	(36,809)
Comprehensive income	$158,676	$110,136	$369,300	$186,360

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended June 30, 2025 and 2024					Accumulated
	Common Stock				Other
(in thousands, except parenthetical share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Loss	Total
Balance, March 31, 2025	92,947	$309,513	$1,699,474	$2,784,657	$(514,972)	$4,278,672
Net income	—	—	—	113,531	—	113,531
Other comprehensive income	—	—	—	—	45,145	45,145
Comprehensive income						158,676
Dividends declared ($0.45 per common share)	—	—	—	(39,154)	—	(39,154)
Common stock activity, long-term incentive plans	—	—	5,809	4	—	5,813
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	1,129	—	—	1,129
Repurchase of common stock (750,000 shares)	—	—	(39,717)	—	—	(39,717)
Balance, June 30, 2025	92,947	$309,513	$1,666,695	$2,859,038	$(469,827)	$4,365,419
Balance, March 31, 2024	92,947	$309,513	$1,739,702	$2,457,736	$(653,515)	$3,853,436
Net income	—	—	—	114,557	—	114,557
Other comprehensive loss	—	—	—	—	(4,421)	(4,421)
Comprehensive income						110,136
Cash dividends declared ($0.40 per common share)	—	—	—	(35,274)	—	(35,274)
Common stock activity, long-term incentive plans	—	—	5,883	38	—	5,921
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	1,121	—	—	1,121
Repurchase of common stock (312,993 Shares)	—	—	(14,622)	—	—	(14,622)
Balance, June 30, 2024	92,947	$309,513	$1,732,084	$2,537,057	$(657,936)	$3,920,718

Six Months Ended June 30, 2025 and 2024					Accumulated
	Common Stock				Other
(in thousands, except parenthetical share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Loss	Total
Balance, December 31, 2024	92,947	$309,513	$1,719,609	$2,704,606	$(606,092)	$4,127,636
Net income	—	—	—	233,035	—	233,035
Other comprehensive income	—	—	—	—	136,265	136,265
Comprehensive income						369,300
Dividends declared ($0.90 per common share)	—	—	—	(78,614)	—	(78,614)
Common stock activity, long-term incentive plans	—	—	5,338	11	—	5,349
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	2,212	—	—	2,212
Repurchase of common stock (1,100,000 Shares)	—	—	(60,464)	—	—	(60,464)
Balance, June 30, 2025	92,947	$309,513	$1,666,695	$2,859,038	$(469,827)	$4,365,419
Balance, December 31, 2023	92,947	$309,513	$1,739,671	$2,375,604	$(621,127)	$3,803,661
Net income	—	—	—	223,169	—	223,169
Other comprehensive loss	—	—	—	—	(36,809)	(36,809)
Comprehensive income						186,360
Dividends declared ($0.70 per common share)	—	—	—	(61,801)	—	(61,801)
Common stock activity, long-term incentive plans	—	—	5,017	85	—	5,102
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	2,018	—	—	2,018
Repurchase of common stock (312,993 Shares)	—	—	(14,622)	—	—	(14,622)
Balance, June 30, 2024	92,947	$309,513	$1,732,084	$2,537,057	$(657,936)	$3,920,718

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
($ in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$233,035	$223,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,021	16,369
Provision for credit losses	25,387	21,691
Gain on other real estate and foreclosed assets	(388)	(1,590)
Deferred tax expense (benefit)	17,199	(2,221)
Increase cash surrender value of life insurance contracts	(9,396)	(13,804)
Loss (gain) loss on disposal of assets	99	(1,374)
Net increase in loans held for sale	(8,673)	(1,019)
Net amortization of securities premium/discount	6,775	6,887
Amortization of intangible assets	4,637	4,915
Stock-based compensation expense	11,964	11,817
Net change in derivative collateral liability	(22,017)	5,534
Net decrease in interest payable and other liabilities	(19,528)	(18,291)
Net (increase) decrease in other assets	(26,395)	23,372
Other, net	2,265	(3,742)
Net cash provided by operating activities	229,985	271,713
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale	198,383	167,697
Purchases of securities available for sale	(514,808)	(289,144)
Proceeds from maturities of securities held to maturity	199,570	108,919
Net decrease in short-term investments	335,106	45,473
Net purchases of Federal Home Loan Bank stock	(12,318)	—
Proceeds from sales of loans and leases	49,756	51,055
Net increase in loans	(244,216)	(56,692)
Purchases of property and equipment	(7,758)	(3,584)
Net cash paid in business acquisition	(112,071)	—
Proceeds from sales of other real estate and foreclosed assets	3,238	4,693
Other, net	(4,118)	507
Net cash (used in) provided by investing activities	(109,236)	28,924
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(446,239)	(489,341)
Net increase in short-term borrowings	405,912	209,130
Dividends paid	(78,237)	(61,395)
Payroll tax remitted on net share settlement of equity awards	(6,628)	(6,801)
Proceeds from dividend reinvestment and stock purchase plans	2,212	2,018
Repurchase of common stock	(60,177)	(14,622)
Net cash used in financing activities	(183,157)	(361,011)
NET DECREASE IN CASH AND DUE FROM BANKS	(62,408)	(60,374)
CASH AND DUE FROM BANKS, BEGINNING	574,910	561,202
CASH AND DUE FROM BANKS, ENDING	$512,502	$500,828
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$5,691	$1,625

See notes to unaudited consolidated financial statements.

HANCOCK WHITNEY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated financial statements include the accounts of Hancock Whitney Corporation and all other entities in which it has a controlling interest (the “Company”). The financial statements include all adjustments that are, in the opinion of management, necessary to fairly state the Company’s financial condition, results of operations, changes in stockholders’ equity and cash flows for the interim periods presented. The Company has also evaluated all subsequent events for potential recognition and disclosure through the date of the filing of this Quarterly Report on Form 10-Q (this “Report” or “report”). Some financial information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Financial information reported in these financial statements is not necessarily indicative of the Company’s financial condition, results of operations, or cash flows for any other interim or annual period.

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

2. Acquisition

On May 2, 2025, the Company acquired net assets of Sabal Trust Company (“Sabal”) with cash consideration. Sabal was the largest independent, employee-owned non-depository trust company in Florida that provides trust administration, investment management, retirement planning, estate settlement, and family office services. The acquisition provides the opportunity to expand the Company’s market share of investment management and trust business in certain high-growth markets in Central Florida. The transaction was accounted for as a business combination.

The following table sets forth the preliminary acquisition date fair value of the assets acquired and the liabilities assumed, the consideration paid, and the resulting goodwill as of June 30, 2025.

(in thousands)
ASSETS
Cash and due from banks	$2,417
Property and equipment	1,048
Right of use assets	5,047
Identifiable intangible assets	41,800
Other assets	1,191
Total identifiable assets	51,503
LIABILITIES
Lease liabilities	4,709
Other liabilities	2,257
Total liabilities	6,966
Net assets acquired	44,537
Consideration paid	114,488
Goodwill	$69,951

The net consideration paid is subject to final settlement, which is expected to occur in the third quarter of 2025. Identifiable intangible assets include customer relationships that are being amortized using an accelerated method based on forecasted cash flows over a useful life of approximately 24 years. Goodwill represents the excess of consideration paid over the fair value of the net assets acquired and is comprised of the estimated future economic benefits arising from the transaction that cannot be individually identified or do not qualify for separate recognition. These benefits include expanded presence in existing markets, operational expertise and synergies. The resulting goodwill is deductible for federal income tax purposes.

The operating results of the Company for the three and six months ended June 30, 2025 include the results from the operations of the acquired trust and asset management business from the date of acquisition. The results are not material to the Company’s results of operations and, as such, supplemental proforma financial information is not presented. During the three and six months ended June 30, 2025, the Company incurred acquisition-related costs of approximately $5.9 million, primarily in the data processing, professional services, and personnel expense line items in the Consolidated Statements of Income.

3. Securities

The following tables set forth the amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities classified as available for sale and held to maturity at June 30, 2025 and December 31, 2024. Amortized cost of securities does not include accrued interest which is reflected in the accrued interest line item on the consolidated balance sheets totaling $30.8 million at June 30, 2025 and $29.8 million at December 31, 2024.

	June 30, 2025				December 31, 2024
		Gross	Gross			Gross	Gross
Securities Available for Sale	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$270,722	$2,668	$1,757	$271,633	$185,827	$349	$3,894	$182,282
Municipal obligations	196,524	13	2,283	194,254	200,272	—	3,942	196,330
Residential mortgage-backed securities	2,566,235	6,090	300,259	2,272,066	2,482,109	496	353,554	2,129,051
Commercial mortgage-backed securities	3,019,759	11,858	179,361	2,852,256	2,849,372	2,185	250,592	2,600,965
Collateralized mortgage obligations	31,718	—	1,565	30,153	37,553	—	2,306	35,247
Corporate debt securities	17,500	—	1,186	16,314	19,000	—	1,384	17,616
Total	$6,102,458	$20,629	$486,411	$5,636,676	$5,774,133	$3,030	$615,672	$5,161,491

	June 30, 2025				December 31, 2024
		Gross	Gross			Gross	Gross
Securities Held to Maturity	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$383,892	$160	$34,943	$349,109	$394,689	$—	$45,876	$348,813
Municipal obligations	549,495	169	15,089	534,575	623,907	169	20,867	603,209
Residential mortgage-backed securities	534,652	—	42,703	491,949	573,057	—	61,525	511,532
Commercial mortgage-backed securities	741,086	—	55,032	686,054	818,604	—	72,854	745,750
Collateralized mortgage obligations	22,210	—	825	21,385	25,406	—	1,184	24,222
Total	$2,231,335	$329	$148,592	$2,083,072	$2,435,663	$169	$202,306	$2,233,526

The following tables present the amortized cost and fair value of debt securities available for sale and held to maturity at June 30, 2025 by contractual maturity. Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateral mortgage obligations.

Debt Securities Available for Sale	Amortized	Fair
($ in thousands)	Cost	Value
Due in one year or less	$31,178	$31,224
Due after one year through five years	1,263,829	1,241,150
Due after five years through ten years	2,194,300	2,038,471
Due after ten years	2,613,151	2,325,831
Total debt securities available for sale	$6,102,458	$5,636,676

Debt Securities Held to Maturity	Amortized	Fair
($ in thousands)	Cost	Value
Due in one year or less	$53,755	$53,621
Due after one year through five years	753,558	727,480
Due after five years through ten years	501,491	475,343
Due after ten years	922,531	826,628
Total debt securities held to maturity	$2,231,335	$2,083,072

The Company held no securities classified as trading at June 30, 2025 and December 31, 2024.

There were no gross gains or gross losses on sales of securities during the three or six months ended June 30, 2025 and 2024. Net gains or losses, when applicable, are reflected in the "Securities transactions, net" line item on the Consolidated Statements of Income.

Securities with carrying values totaling approximately $3.2 billion and $3.9 billion were pledged as collateral at June 30, 2025 and December 31, 2024, respectively, primarily to secure public deposits or securities sold under agreements to repurchase.

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

The fair value and gross unrealized losses for securities classified as available for sale with unrealized losses for the periods indicated follow.

	June 30, 2025
Available for Sale	Losses < 12 months		Losses 12 months or >		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$35,206	$349	$7,150	$1,408	$42,356	$1,757
Municipal obligations	17,927	37	168,200	2,246	186,127	2,283
Residential mortgage-backed securities	85,738	374	1,501,807	299,885	1,587,545	300,259
Commercial mortgage-backed securities	22,229	219	2,222,358	179,142	2,244,587	179,361
Collateralized mortgage obligations	—	—	30,153	1,565	30,153	1,565
Corporate debt securities	1,991	9	14,323	1,177	16,314	1,186
Total	$163,091	$988	$3,943,991	$485,423	$4,107,082	$486,411

	December 31, 2024
Available for Sale	Losses < 12 Months		Losses 12 Months or >		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$130,453	$2,243	$7,247	$1,651	$137,700	$3,894
Municipal obligations	24,149	247	170,110	3,695	194,259	3,942
Residential mortgage-backed securities	347,772	2,935	1,554,001	350,619	1,901,773	353,554
Commercial mortgage-backed securities	184,534	2,738	2,139,191	247,854	2,323,725	250,592
Collateralized mortgage obligations	—	—	35,247	2,306	35,247	2,306
Corporate debt securities	—	—	15,616	1,384	15,616	1,384
Total	$686,908	$8,163	$3,921,412	$607,509	$4,608,320	$615,672

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

The fair value and gross unrealized losses for securities classified as held to maturity with unrealized losses for the periods indicated follow.

	June 30, 2025
Held to Maturity	Losses < 12 Months		Losses 12 Months or >		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$8,823	$86	$321,522	$34,857	$330,345	$34,943
Municipal obligations	76,330	105	432,533	14,984	508,863	15,089
Residential mortgage-backed securities	—	—	491,949	42,703	491,949	42,703
Commercial mortgage-backed securities	—	—	686,054	55,032	686,054	55,032
Collateralized mortgage obligations	—	—	21,385	825	21,385	825
Total	$85,153	$191	$1,953,443	$148,401	$2,038,596	$148,592

	December 31, 2024
Held to Maturity	Losses < 12 Months		Losses 12 Months or >		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$27,660	$840	$321,154	$45,036	$348,814	$45,876
Municipal obligations	82,028	451	497,999	20,416	580,027	20,867
Residential mortgage-backed securities	—	—	511,531	61,525	511,531	61,525
Commercial mortgage-backed securities	—	—	745,750	72,854	745,750	72,854
Collateralized mortgage obligations	—	—	24,222	1,184	24,222	1,184
Total	$109,688	$1,291	$2,100,656	$201,015	$2,210,344	$202,306

As of June 30, 2025 and December 31, 2024, the Company had 653 and 729 securities, respectively, with market values below their cost basis. There were no material unrealized losses related to the marketability of the securities or the issuer’s ability to meet contractual obligations. In all cases, the indicated impairment on these debt securities would be recovered no later than the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. The unrealized losses were deemed to be non-credit related at June 30, 2025 and December 31, 2024. At June 30, 2025, the Company had adequate liquidity and, therefore, neither planned to nor expected to be required to liquidate these securities before recovery of the amortized cost basis.

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

The following table presents loans at their amortized cost basis, by portfolio class at June 30, 2025 and December 31, 2024. The amortized cost basis is net of unearned income and excludes accrued interest totaling $109.7 million and $109.8 million at June 30, 2025 and December 31, 2024, respectively. Accrued interest is reflected in the accrued interest line item in the Consolidated Balance Sheets.

	June 30,	December 31,
($ in thousands)	2025	2024
Commercial non-real estate	$9,760,733	$9,876,592
Commercial real estate - owner occupied	3,136,182	3,011,955
Total commercial and industrial	12,896,915	12,888,547
Commercial real estate - income producing	3,940,309	3,798,612
Construction and land development	1,219,514	1,281,115
Residential mortgages	4,057,307	3,961,328
Consumer	1,347,705	1,369,845
Total loans	$23,461,750	$23,299,447

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

The following tables present activity in the allowance for credit losses by portfolio class for the six months ended June 30, 2025 and 2024, as well as the allowance for credit loss by primary calculation method at the end of each period.

	Six Months Ended June 30, 2025
		Commercial	Total	Commercial
	Commercial	Real Estate-	Commercial	Real Estate-	Construction
	Non-Real	Owner	and	Income	and Land	Residential
($ in thousands)	Estate	Occupied	Industrial	Producing	Development	Mortgages	Consumer	Total
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$121,090	$36,264	$157,354	$71,975	$21,158	$42,445	$25,950	$318,882
Charge-offs	(24,484)	(2,741)	(27,225)	(34)	(33)	(429)	(7,900)	(35,621)
Recoveries	5,042	363	5,405	—	123	453	1,607	7,588
Net provision for loan losses	20,953	3,827	24,780	(6,606)	(3,563)	1,148	6,581	22,340
Ending balance - allowance for loan losses	$122,601	$37,713	$160,314	$65,335	$17,685	$43,617	$26,238	$313,189
Reserve for unfunded lending commitments:
Beginning balance	$6,441	$309	$6,750	$642	$14,639	$4	$2,018	$24,053
Provision for losses on unfunded commitments	1,963	33	1,996	(152)	1,483	(3)	(277)	3,047
Ending balance - reserve for unfunded lending commitments	8,404	342	8,746	490	16,122	1	1,741	27,100
Total allowance for credit losses	$131,005	$38,055	$169,060	$65,825	$33,807	$43,618	$27,979	$340,289
Allowance for credit losses:
Individually evaluated	$9,626	$41	$9,667	$—	$—	$753	$198	$10,618
Collectively evaluated	$121,379	$38,014	$159,393	$65,825	$33,807	$42,865	$27,781	$329,671

In arriving at the allowance for credit losses at June 30, 2025, the Company weighted Moody’s June 2025 baseline economic forecast at 50% and downside mild recessionary S-2 scenario at 50%. The June 2025 baseline scenario, which Moody’s defines as the most likely outcome of where the economy is headed based on current conditions, reflects the impact of increasing tariffs and jobless rates, among other factors, resulting in weak growth in the near term. The S-2 scenario is a more severe scenario compared to the baseline, with economic conditions resulting in a mild recession beginning in the third quarter of 2025 and lasting for three quarters.

The allowance for credit losses at June 30, 2025 reflects a modest net decrease in total reserves compared to December 31, 2024, largely driven by the commercial real estate – income producing and the construction and land development portfolios, which was partially offset by increases in certain other portfolios due to the expected impact of continued stress from current market conditions on our borrowers.

	Six Months Ended June 30, 2024
		Commercial	Total	Commercial
	Commercial	Real Estate-	Commercial	Real Estate-	Construction
	Non-Real	Owner	and	Income	and Land	Residential
($ in thousands)	Estate	Occupied	Industrial	Producing	Development	Mortgages	Consumer	Total
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$101,737	$40,197	$141,934	$74,539	$27,039	$38,983	$25,412	$307,907
Charge-offs	(17,304)	—	(17,304)	(8,819)	(225)	(67)	(8,902)	(35,317)
Recoveries	16,054	861	16,915	5	62	296	1,774	19,052
Net provision for loan losses	5,386	(2,493)	2,893	11,918	395	2,481	6,819	24,506
Ending balance - allowance for loan losses	$105,873	$38,565	$144,438	$77,643	$27,271	$41,693	$25,103	$316,148
Reserve for unfunded lending commitments:
Beginning balance	$5,507	$327	$5,834	$1,344	$20,019	$30	$1,667	$28,894
Provision for losses on unfunded commitments	355	(19)	336	(376)	(2,693)	(19)	(63)	(2,815)
Ending balance - reserve for unfunded lending commitments	5,862	308	6,170	968	17,326	11	1,604	26,079
Total allowance for credit losses	$111,735	$38,873	$150,608	$78,611	$44,597	$41,704	$26,707	$342,227
Allowance for credit losses
Individually evaluated	$474	$56	$530	$—	$—	$—	$—	$530
Collectively evaluated	$111,261	$38,817	$150,078	$78,611	$44,597	$41,704	$26,707	$341,697

The allowance for credit loss at June 30, 2024, was up modestly when compared to December 31, 2023, reflecting a relatively consistent credit loss outlook and continued focus on risks that impact certain segments with the Company's loan portfolio. In arriving at the allowance for credit losses at June 30, 2024, the Company weighted the baseline economic forecast at 40% and the downside S-2 mild recession scenario at 60%.

Nonaccrual Loans and Certain Reportable Modified Loan Disclosures

The following table shows the composition of nonaccrual loans and those without an allowance for loan loss, by portfolio class.

	June 30, 2025		December 31, 2024
($ in thousands)	Total Nonaccrual	Nonaccrual Without Allowance for Loan Loss	Total Nonaccrual	Nonaccrual Without Allowance for Loan Loss
Commercial non-real estate	$31,906	$4,599	$33,418	$4,855
Commercial real estate - owner occupied	3,589	522	2,727	1,198
Total commercial and industrial	35,495	5,121	36,145	6,053
Commercial real estate - income producing	5,935	4,519	356	—
Construction and land development	1,932	—	5,561	4,929
Residential mortgages	41,300	1,450	44,086	1,475
Consumer	10,260	171	11,187	500
Total loans	$94,922	$11,261	$97,335	$12,957

As a part of our loss mitigation efforts, we may provide modifications to borrowers experiencing financial difficulty to improve long-term collectability of the loans and to avoid the need for repossession or foreclosure of collateral. Nonaccrual loans include reportable nonaccruing modified loans to borrowers experiencing financial difficulty (“MEFDs”) totaling $13.1 million and $20.2 million at June 30, 2025 and December 31, 2024, respectively. Total reportable MEFDs, both accruing and nonaccruing, were $75.3 million and $99.5 million at June 30, 2025 and December 31, 2024, respectively. The Company had unfunded exposure to borrowers whose loan terms have been modified as a reportable MEFD totaling $2.4 million and $6.9 million at June 30, 2025 and December 31, 2024, respectively.

The tables below provide detail by portfolio class for reportable MEFDs entered into during the three and six months ended June 30, 2025 and 2024. Modified facilities are reported using the balance at the end of each period reported and are reflected only once in each table based on the type of modification or combination of modification.

	Three Months Ended June 30, 2025
	Term Extension		Significant Payment Delay		Term Extensions and Significant Payment Delay
($ in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Commercial non-real estate	$34,384	0.35%	$9,021	0.09%	$70	0.00%
Commercial real estate - owner occupied	—	—	—	—	—	—
Total commercial and industrial	34,384	0.27%	9,021	0.07%	70	0.00%
Commercial real estate - income producing	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Residential mortgages	1,106	0.03%	—	—	—	—
Consumer	—	—	—	—	—	—
Total reportable modified loans	$35,490	0.15%	$9,021	0.04%	$70	0.00%

	Six Months Ended June 30, 2025
	Term Extension		Significant Payment Delay		Term Extensions and Significant Payment Delay
($ in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Commercial non-real estate	$43,015	0.44%	$9,217	0.09%	$70	0.00%
Commercial real estate - owner occupied	352	0.01%	—	—	—	—
Total commercial and industrial	43,367	0.34%	9,217	0.07%	70	0.00%
Commercial real estate - income producing	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Residential mortgages	14,207	0.35%	414	0.01%	—	—
Consumer	—	—	—	—	—	—
Total reportable modified loans	$57,574	0.25%	$9,631	0.04%	$70	0.00%

	Three Months Ended June 30, 2024
	Term Extension		Significant Payment Delay		Term Extensions and Significant Payment Delay
($ in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Commercial non-real estate	$28,040	0.28%	$—	—	$—	—
Commercial real estate - owner occupied	—	—	—	—	—	—
Total commercial and industrial	28,040	0.22%	—	—	—	—
Commercial real estate - income producing	1,870	0.05%	—	—	—	—
Construction and land development	—	—	—	—	—	—
Residential mortgages	753	0.02%	—	—	—	—
Consumer	49	0.00%	—	—	—	—
Total reportable modified loans	$30,712	0.13%	$—	—	$—	—

	Six Months Ended June 30, 2024
	Term Extension		Significant Payment Delay		Term Extensions and Significant Payment Delay
($ in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Commercial non-real estate	$44,156	0.45%	$—	—	$5,275	0.05%
Commercial real estate - owner occupied	—	—	—	—	—	—
Total commercial and industrial	44,156	0.34%	—	—	5,275	0.04%
Commercial real estate - income producing	1,870	0.05%	1,613	0.04%	—	—
Construction and land development	—	—	—	—	—	—
Residential mortgages	2,641	0.07%	—	—	—	—
Consumer	155	0.01%	—	—	—	—
Total reportable modified loans	$48,822	0.20%	$1,613	0.01%	$5,275	0.02%

Reportable modifications to borrowers experiencing financial difficulty during the three months ended June 30, 2025 consisted of weighted average term extensions totaling approximately two months for commercial loans and 17 months for residential mortgage loans. Reportable modifications to borrowers experiencing financial difficulty during the six months ended June 30, 2025 consisted of weighted average term extensions totaling approximately three months for commercial loans and 13 months for residential mortgage loans. The weighted average term of other than insignificant payment delays for the three months ended June 30, 2025 was four months for commercial loans. The weighted average term of other than insignificant payment delays for the six months ended June 30, 2025 was four months for commercial loans and one month for residential mortgage loans. Reported term extensions and payment delays are considered more than insignificant when they exceed six months when considering other modifications made in the past twelve months.

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

The tables that follow present the aging analysis of reportable modifications to borrowers experiencing financial difficulty by portfolio class at June 30, 2025 and December 31, 2024.

	June 30, 2025
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Reportable Modified Loans
Commercial non-real estate	$498	$3,270	$4,297	$8,065	$48,768	$56,833
Commercial real estate - owner occupied	—	—	—	—	352	352
Total commercial and industrial	498	3,270	4,297	8,065	49,120	57,185
Commercial real estate - income producing	—	—	841	841	1,846	2,687
Construction and land development	—	—	—	—	—	—
Residential mortgages	—	823	—	823	14,620	15,443
Consumer	—	—	—	—	—	—
Total reportable modified loans	$498	$4,093	$5,138	$9,729	$65,586	$75,315

	December 31, 2024
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Reportable Modified Loans
Commercial non-real estate	$1,975	$—	$12,548	$14,523	$78,934	$93,457
Commercial real estate - owner occupied	—	—	—	—	—	—
Total commercial and industrial	1,975	—	12,548	14,523	78,934	93,457
Commercial real estate - income producing	—	826	—	826	1,915	2,741
Construction and land development	—	—	—	—	—	—
Residential mortgages	179	249	501	929	2,241	3,170
Consumer	—	—	—	—	131	131
Total reportable modified loans	$2,154	$1,075	$13,049	$16,278	$83,221	$99,499

There were loans to six commercial borrowers totaling $18.9 million with reportable term extensions and/or significant payment delays that had post modification payment defaults during the three months ended June 30, 2025. For the six month period ended June 30, 2025, there were loans to eight commercial borrowers totaling $20.8 million with reportable term extension modifications, significant payment delays and/or interest rate reductions that had post modification payment defaults. Loans to one commercial borrower totaling $6.3 million and one residential mortgage loan totaling $0.1 million with reportable term extension modifications had post modification payment defaults during the three month period ended June 30, 2024. For the six month period ended June 30, 2024, loans to four commercial borrowers totaling $9.6 million and one residential mortgage loan totaling $0.1 million with reportable term extension modifications had post modification payment defaults. A payment default occurs if the loan is either 90 days or more delinquent or has been charged off as of the end of the period presented.

Aging Analysis

The tables below present the aging analysis of past due loans by portfolio class at June 30, 2025 and December 31, 2024.

	June 30, 2025
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Still Accruing
Commercial non-real estate	$9,487	$10,377	$33,171	$53,035	$9,707,698	$9,760,733	$10,822
Commercial real estate - owner occupied	4,981	2,133	45,144	52,258	3,083,924	3,136,182	42,080
Total commercial and industrial	14,468	12,510	78,315	105,293	12,791,622	12,896,915	52,902
Commercial real estate - income producing	664	152	8,483	9,299	3,931,010	3,940,309	3,122
Construction and land development	1,662	461	1,622	3,745	1,215,769	1,219,514	121
Residential mortgages	11,292	16,429	31,738	59,459	3,997,848	4,057,307	165
Consumer	8,567	5,860	8,407	22,834	1,324,871	1,347,705	2,392
Total loans	$36,653	$35,412	$128,565	$200,630	$23,261,120	$23,461,750	$58,702

	December 31, 2024
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Still Accruing
Commercial non-real estate	$19,326	$5,264	$27,756	$52,346	$9,824,246	$9,876,592	$14,557
Commercial real estate - owner occupied	1,113	38	3,747	4,898	3,007,057	3,011,955	1,097
Total commercial and industrial	20,439	5,302	31,503	57,244	12,831,303	12,888,547	15,654
Commercial real estate - income producing	220	5,417	464	6,101	3,792,511	3,798,612	150
Construction and land development	1,066	3,773	5,314	10,153	1,270,962	1,281,115	3,563
Residential mortgages	42,211	25,050	34,113	101,374	3,859,954	3,961,328	27
Consumer	10,770	5,381	8,504	24,655	1,345,190	1,369,845	2,458
Total loans	$74,706	$44,923	$79,898	$199,527	$23,099,920	$23,299,447	$21,852

Credit Quality Indicators

The following tables present the credit quality indicators by segment and portfolio class of loans at June 30, 2025 and December 31, 2024. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process.

	June 30, 2025
($ in thousands)	Commercial Non-Real Estate	Commercial Real Estate - Owner- Occupied	Total Commercial and Industrial	Commercial Real Estate - Income Producing	Construction and Land Development	Total Commercial
Grade:
Pass	$9,086,476	$2,949,603	$12,036,079	$3,774,472	$1,126,875	$16,937,426
Pass-Watch	218,287	138,584	356,871	104,507	88,589	549,967
Special Mention	185,754	26,017	211,771	10,586	322	222,679
Substandard	270,216	21,978	292,194	50,744	3,728	346,666
Doubtful	—	—	—	—	—	—
Total	$9,760,733	$3,136,182	$12,896,915	$3,940,309	$1,219,514	$18,056,738

	December 31, 2024
($ in thousands)	Commercial Non-Real Estate	Commercial Real Estate - Owner- Occupied	Total Commercial and Industrial	Commercial Real Estate - Income Producing	Construction and Land Development	Total Commercial
Grade:
Pass	$9,157,232	$2,833,228	$11,990,460	$3,625,981	$1,207,404	$16,823,845
Pass-Watch	219,975	135,566	355,541	99,638	66,221	521,400
Special Mention	149,705	17,901	167,606	22,278	1,014	190,898
Substandard	349,680	25,260	374,940	50,715	6,476	432,131
Doubtful	—	—	—	—	—	—
Total	$9,876,592	$3,011,955	$12,888,547	$3,798,612	$1,281,115	$17,968,274

	June 30, 2025			December 31, 2024
($ in thousands)	Residential Mortgage	Consumer	Total	Residential Mortgage	Consumer	Total
Performing	$4,016,007	$1,337,445	$5,353,452	$3,917,242	$1,358,658	$5,275,900
Nonperforming	41,300	10,260	51,560	44,086	11,187	55,273
Total	$4,057,307	$1,347,705	$5,405,012	$3,961,328	$1,369,845	$5,331,173

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

Vintage Analysis

The following tables present credit quality disclosures of amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing at June 30, 2025 and December 31, 2024. The Company defines vintage as the later of origination, renewal or modification date. The gross charge-offs presented in the tables that follow are for the six months ended June 30, 2025 and the year ended December 31, 2024.

	June 30, 2025
	Term Loans							Revolving Loans
	Amortized Cost Basis by Origination Year						Revolving	Converted to
($ in thousands)	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
Commercial Non-Real Estate:
Pass	$971,091	$1,479,084	$882,755	$930,552	$680,886	$1,046,331	$2,917,041	$178,736	$9,086,476
Pass-Watch	3,109	27,692	39,345	53,498	14,683	22,648	44,815	12,497	218,287
Special Mention	243	777	31,707	58,437	13,157	10,838	69,875	720	185,754
Substandard	15,109	7,984	64,864	83,140	11,966	15,022	64,112	8,019	270,216
Doubtful	—	—	—	—	—	—	—	—	—
Total	$989,552	$1,515,537	$1,018,671	$1,125,627	$720,692	$1,094,839	$3,095,843	$199,972	$9,760,733
Gross Charge-offs	$1,019	$2,036	$13,878	$384	$63	$424	$1,627	$5,053	$24,484
Commercial Real Estate - Owner Occupied:
Pass	$250,090	$413,878	$310,860	$503,912	$493,835	$863,816	$64,528	$48,684	$2,949,603
Pass-Watch	1,157	17,241	11,647	54,835	5,034	46,620	2,050	—	138,584
Special Mention	1,428	4,799	400	13,044	5,271	—	1,075	—	26,017
Substandard	755	—	1,506	3,576	1,842	14,246	53	—	21,978
Doubtful	—	—	—	—	—	—	—	—	—
Total	$253,430	$435,918	$324,413	$575,367	$505,982	$924,682	$67,706	$48,684	$3,136,182
Gross Charge-offs	$—	$—	$—	$—	$2,741	$—	$—	$—	$2,741
Commercial Real Estate - Income Producing:
Pass	$398,056	$396,880	$530,341	$958,054	$637,741	$818,352	$34,199	$849	$3,774,472
Pass-Watch	162	14,878	3,454	24,594	32,046	28,563	810	—	104,507
Special Mention	7,817	506	302	1,961	—	—	—	—	10,586
Substandard	218	841	5,584	21,800	2,205	19,924	172	—	50,744
Doubtful	—	—	—	—	—	—	—	—	—
Total	$406,253	$413,105	$539,681	$1,006,409	$671,992	$866,839	$35,181	$849	$3,940,309
Gross Charge-offs	$—	$—	$—	$34	$—	$—	$—	$—	$34
Construction and Land Development:
Pass	$100,834	$323,805	$294,360	$187,265	$80,256	$18,894	$119,354	$2,107	$1,126,875
Pass-Watch	333	350	548	64,318	22,786	254	—	—	88,589
Special Mention	63	—	—	—	117	—	—	142	322
Substandard	—	115	1,930	1,334	135	159	—	55	3,728
Doubtful	—	—	—	—	—	—	—	—	—
Total	$101,230	$324,270	$296,838	$252,917	$103,294	$19,307	$119,354	$2,304	$1,219,514
Gross Charge-offs	$—	$—	$—	$25	$—	$8	$—	$—	$33
Residential Mortgage:
Performing	$245,833	$135,610	$418,128	$1,053,271	$856,748	$1,303,556	$2,861	$—	$4,016,007
Nonperforming	—	667	7,686	9,512	5,087	18,348	—	—	41,300
Total	$245,833	$136,277	$425,814	$1,062,783	$861,835	$1,321,904	$2,861	$—	$4,057,307
Gross Charge-offs	$—	$—	$233	$179	$—	$17	$—	$—	$429
Consumer Loans:
Performing	$38,737	$32,650	$31,054	$26,800	$13,891	$61,058	$1,114,987	$18,268	$1,337,445
Nonperforming	57	60	440	1,196	701	5,459	319	2,028	10,260
Total	$38,794	$32,710	$31,494	$27,996	$14,592	$66,517	$1,115,306	$20,296	$1,347,705
Gross Charge-offs	$3	$492	$604	$655	$321	$531	$4,304	$990	$7,900

	December 31, 2024
	Term Loans							Revolving Loans
	Amortized Cost Basis by Origination Year						Revolving	Converted to
($ in thousands)	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
Commercial Non-Real Estate:
Pass	$1,794,904	$1,069,637	$1,154,669	$819,520	$339,594	$925,046	$2,946,499	$107,363	$9,157,232
Pass-Watch	8,466	46,681	43,379	29,193	12,768	9,851	61,076	8,561	219,975
Special Mention	412	21,337	52,375	6,044	6,234	41	62,934	328	149,705
Substandard	19,839	91,192	117,545	15,225	8,200	2,898	65,138	29,643	349,680
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,823,621	$1,228,847	$1,367,968	$869,982	$366,796	$937,836	$3,135,647	$145,895	$9,876,592
Gross Charge-offs	$705	$7,575	$7,494	$11,090	$213	$1,837	$5,952	$10,622	$45,488
Commercial Real Estate - Owner Occupied:
Pass	$365,158	$319,684	$537,069	$524,572	$433,844	$554,293	$97,999	$609	$2,833,228
Pass-Watch	18,937	8,575	66,286	5,547	2,695	29,078	3,727	721	135,566
Special Mention	4,417	410	6,759	3,756	—	2,559	—	—	17,901
Substandard	1,322	2,630	5,574	1,563	1,248	12,923	—	—	25,260
Doubtful	—	—	—	—	—	—	—	—	—
Total	$389,834	$331,299	$615,688	$535,438	$437,787	$598,853	$101,726	$1,330	$3,011,955
Gross Charge-offs	$—	$—	$131	$—	$—	$12	$—	$—	$143
Commercial Real Estate - Income Producing:
Pass	$416,947	$453,428	$975,075	$750,907	$494,925	$501,389	$31,673	$1,637	$3,625,981
Pass-Watch	2,586	7,005	43,221	9,399	20,694	16,354	220	159	99,638
Special Mention	20,292	—	1,986	—	—	—	—	—	22,278
Substandard	1,818	18,189	8,604	2,210	19,731	163	—	—	50,715
Doubtful	—	—	—	—	—	—	—	—	—
Total	$441,643	$478,622	$1,028,886	$762,516	$535,350	$517,906	$31,893	$1,796	$3,798,612
Gross Charge-offs	$—	$—	$8,819	$—	$—	$3	$—	$—	$8,822
Construction and Land Development:
Pass	$237,136	$418,002	$296,286	$103,259	$33,519	$14,477	$102,694	$2,031	$1,207,404
Pass-Watch	624	2,279	62,415	391	30	323	159	—	66,221
Special Mention	1,014	—	—	—	—	—	—	—	1,014
Substandard	324	796	1,576	3,554	26	200	—	—	6,476
Doubtful	—	—	—	—	—	—	—	—	—
Total	$239,098	$421,077	$360,277	$107,204	$33,575	$15,000	$102,853	$2,031	$1,281,115
Gross Charge-offs	$—	$113	$94	$30	$—	$20	$—	$7	$264
Residential Mortgage:
Performing	$161,019	$422,269	$1,068,191	$882,918	$447,690	$932,182	$2,772	$201	$3,917,242
Nonperforming	327	7,724	10,974	6,687	1,199	17,175	—	—	44,086
Total	$161,346	$429,993	$1,079,165	$889,605	$448,889	$949,357	$2,772	$201	$3,961,328
Gross Charge-offs	$—	$57	$189	$2	$—	$132	$—	$—	$380
Consumer Loans:
Performing	$56,983	$39,301	$35,320	$20,397	$15,035	$41,299	$1,120,027	$30,296	$1,358,658
Nonperforming	51	46	320	639	767	3,442	535	5,387	11,187
Total	$57,034	$39,347	$35,640	$21,036	$15,802	$44,741	$1,120,562	$35,683	$1,369,845
Gross Charge-offs	$92	$1,733	$2,474	$1,173	$180	$985	$8,826	$2,524	$17,987

Residential Mortgage Loans in Process of Foreclosure

Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. Included in loans at June 30, 2025 and December 31, 2024 were $15.3 million and $10.5 million, respectively, of loans secured by single family residential real estate that were in process of foreclosure. In addition to the single family residential real estate loans in process of foreclosure, the Company also held foreclosed single family residential properties in other real estate owned totaling $4.8 million and $2.0 million at June 30, 2025 and December 31, 2024, respectively.

Loans Held for Sale

Loans held for sale totaled $30.8 million and $21.5 million at June 30, 2025 and December 31, 2024, respectively. Loans held for sale is composed primarily of residential mortgage loans originated for sale in the secondary market. At June 30, 2025, residential mortgage loans carried at the fair value option totaled $30.0 million with an unpaid principal balance of $29.1 million. At December 31, 2024, residential mortgage loans carried at the fair value option totaled $18.9 million with an unpaid principal balance of $18.6 million. All other loans held for sale are carried at the lower of cost or market.

5. Investments in Low Income Housing Tax Credit Entities

The Company invests in certain affordable housing project limited partnerships that are qualified low-income housing tax credit developments. These investments are considered variable interest entities for which the Company is not the primary beneficiary and, therefore, are not consolidated. These partnerships generate low-income tax credits that are earned over a 10-year period, beginning with the year the rental activity begins. The Company has elected to use the practical expedient method of amortization, which approximates the proportional amortization method, whereby the investment cost is amortized in proportion to the allocated tax credits over the 10 year tax credit period. Additionally, the Company recognizes deferred taxes on the basis difference of the tax equity investment to reflect the financial impact of other tax benefits (e.g., tax operating losses) not included in the practical expedient amortization. The tax credits, when realized, are reflected in the consolidated statements of income as a reduction of income tax expense. The Company’s investments in affordable housing limited partnerships totaled $37.5 million at both June 30, 2025 and December 31, 2024, with a carry balance net of accumulated amortization included in the other assets line item on our Consolidated Balance Sheets totaling $23.7 million and $25.6 million, respectively, for those same periods. The net impact of the low-income housing tax credit program was not material to our Consolidated Statements of Income or Cash Flows for the six months ended June 30, 2025 and 2024.

6. Short term borrowings

Short-term borrowings include Federal Home Loan Bank (FHLB) advances totaling $400.0 million as of June 30, 2025. There were no FHLB advances outstanding at December 31, 2024. At June 30, 2025, FHLB advances outstanding was comprised of one 11-day instrument with a fixed interest rate of 4.38% that matured on July 1, 2025. As short-term advances mature, they are generally paid off and replaced with new short-term FHLB advances, if warranted, depending on funding needs.

Also included in short-term borrowings are securities sold under agreements to repurchase that mature daily and are secured by U.S. agency securities totaling $534.6 million and $638.7 million at June 30, 2025 and December 31, 2024, respectively. The Company borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury management services offered to its deposit customers. As the Company maintains effective control over assets sold under agreements to repurchase, the securities continue to be carried on the consolidated statements of financial condition. Because the Company acts as borrower transferring assets to the counterparty, and the agreements mature daily, the Company’s risk is limited.

The remaining balances in short-term borrowings of $110.3 million and $0.3 million at June 30, 2025 and December 31, 2024, respectively, are federal funds purchased, which are unsecured borrowings from other banks, generally on an overnight basis.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional or contractual amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at June 30, 2025 and December 31, 2024.

		June 30, 2025			December 31, 2024
		Notional or			Notional or
	Type of	Contractual	Derivative (1)		Contractual	Derivative (1)
($ in thousands)	Hedge	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate loans	Cash Flow	$1,625,000	$4,041	$26,809	$1,350,000	$—	$48,022
Interest rate swaps - securities	Fair Value	477,500	26,530	—	477,500	39,647	—
Total derivatives designated as hedging instruments		$2,102,500	$30,571	$26,809	$1,827,500	$39,647	$48,022
Derivatives not designated as hedging instruments:
Interest rate swaps	N/A	$4,732,198	$82,944	$83,132	$4,926,461	$108,702	$108,761
Risk participation agreements	N/A	379,301	14	12	445,554	7	9
Interest rate-lock commitments on residential mortgage loans	N/A	40,167	1,026	—	25,526	—	383
Forward commitments to sell residential mortgage loans	N/A	14,957	—	269	27,465	420	—
To Be Announced (TBA) securities	N/A	34,500	2	196	15,250	88	1
Foreign exchange forward contracts	N/A	128,996	6,533	6,480	82,756	1,389	1,358
Visa Class B derivative contract	N/A	41,902	—	1,621	42,020	—	2,089
Total derivatives not designated as hedging instruments		$5,372,021	$90,519	$91,710	$5,565,032	$110,606	$112,601
Total derivatives		$7,474,521	$121,090	$118,519	$7,392,532	$150,253	$160,623
Less: netting adjustment (2)			(50,007)	(2)		(76,413)	—
Total derivative assets/liabilities			$71,083	$118,517		$73,840	$160,623

(1)
Derivative assets and liabilities are reported in other assets and other liabilities, respectively, in the consolidated balance sheets.
(2)
Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty. See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans. For each agreement, the Company receives interest at a fixed rate and pays at a variable rate. The Company has terminated certain interest rate swaps designated as cash flow hedges prior to maturity. The net cash received/paid for these transactions was recorded as accumulated other comprehensive income (loss) and is being amortized into earnings through the original maturity dates of the respective contracts. The notional amounts of the active interest rate swap agreements at June 30, 2025 expire as follows: $50 million in 2025; $425 million in 2026; $825 million in 2027; $50 million in 2028 and $275 million in 2029.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps on securities available for sale

The Company is party to forward-starting fixed payer swaps that convert the latter portion of the term of certain available for sale securities to a floating rate. These derivative instruments are designated as fair value hedges of interest rate risk. This strategy provides the Company with a fixed rate coupon during the front-end unhedged tenor of the bonds and results in a floating rate security during the back-end hedged tenor. At June 30, 2025, these single layer instruments have hedge start dates between January 2025 and July 2026, and maturity dates from December 2027 through March 2031. The fair value of the hedged item attributable to interest rate risk is presented in interest income along with the change in the fair value of the hedging instrument.

During the three and six months ending June 30, 2025, $40.0 million and $203.5 million, respectively, of fair value hedges became effective with the resulting net earnings recorded in interest income on the "Securities-taxable" line item on the Consolidated Statements of Income. Once effective, fair value hedges synthetically convert the notional portion of the hedged asset to a variable rate over the life of the hedge that is indexed to the federal funds effective rate.

The hedged available for sale securities are part of closed portfolios of pre-payable commercial mortgage backed securities. In accordance with ASC 815, prepayment risk may be excluded when measuring the change in fair value of such hedged items attributable to interest rate risk under the portfolio layer method. At June 30, 2025, the amortized cost basis of the closed portfolio of pre-payable commercial mortgage backed securities totaled $514.0 million, excluding any basis adjustment. The amount that represents the hedged items was $450.8 million and the basis adjustment associated with the hedged items was a loss totaling $26.7 million.

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

The contract includes a contingent accelerated termination clause based on the credit ratings of the Company. The fair value of the liability associated with this contract was $1.6 million at June 30, 2025 and $2.1 million at December 31, 2024. Refer to Note 16 – Fair Value of Financial Instruments for discussion of the valuation inputs and process for this derivative liability.

Effect of Derivative Instruments on the Statements of Income

The effects of derivative instruments on the Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024 are presented in the table below.

		Three Months Ended		Six Months Ended
($ in thousands)	Location of Gain (Loss) Recognized	June 30,		June 30,
Derivative Instruments:	in the Statements of Income:	2025	2024	2025	2024
Cash flow hedges:
Variable rate loans	Interest income - loans	$(8,735)	$(12,913)	$(17,195)	$(25,471)
Fair value hedges:
Securities	Interest income - securities - taxable	4,690	3,114	8,600	6,222
Derivatives not designated as hedging:
Residential mortgage banking	Noninterest income - secondary mortgage market operations	556	267	860	552
Customer and all other instruments	Noninterest income - other noninterest income	1,969	(1,060)	1,698	(3,862)
Total loss		$(1,520)	$(10,592)	$(6,037)	$(22,559)

Credit Risk-Related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as the downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. At June 30, 2025, the Company was not in violation of any such provisions. The aggregate fair value of derivative instruments with credit risk-related contingent features that were in a net liability position at June 30, 2025 and December 31, 2024 was $21.9 million and $39.1 million, respectively, for which the Company had posted collateral of $22.3 million and $38.0 million, respectively.

Offsetting Assets and Liabilities

The Bank’s derivative instruments with certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero. Agreements with certain bilateral counterparties require both parties to maintain collateral in the event that the fair values of derivative instruments exceed established exposure thresholds. For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses. Offsetting information in regards to all derivative assets and liabilities, including accrued interest, subject to these master netting agreements at June 30, 2025 and December 31, 2024 is presented in the following tables.

	As of June 30, 2025
	Gross	Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
($ in thousands)	Amounts Recognized	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$106,823	$(51,710)	$55,113	$45,328	$46,229	$56,014
Derivative Liabilities	$45,328	$—	$45,328	$45,328	$—	$—

	As of December 31, 2024
	Gross	Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
($ in thousands)	Amounts Recognized	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$149,808	$(77,915)	$71,893	$54,707	$64,260	$81,446
Derivative Liabilities	$54,707	$—	$54,707	$54,707	$—	$—

The Company has excess posted collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

8. Stockholders’ Equity

Common Shares Outstanding

Common shares outstanding excludes treasury shares totaling 7.5 and 6.7 million at June 30, 2025 and December 31, 2024, respectively, with a first-in-first-out cost basis of $314.5 million and $264.1 million at June 30, 2025 and December 31, 2024, respectively. Shares outstanding also excludes unvested restricted share awards totaling 0.1 million at both June 30, 2025 and December 31, 2024.

Stock Buyback Programs

On December 9, 2024, the Company’s Board of Directors approved a stock buyback program, effective January 1, 2025, whereby the Company is authorized to repurchase up to approximately 4.3 million shares of its common stock through the program’s expiration date of December 31, 2026. The program allows the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions. The Company is not obligated to purchase any shares under this program, and the Board of Directors has the ability to terminate or amend the program at any time prior to the expiration date. During the six months ended June 30, 2025, the Company repurchased 1.1 million shares of its common stock at an average cost of $54.58 per share, inclusive of commissions, under this program. The Company has accrued $0.4 million of estimated excise tax associated with share repurchases during the six months ended June 30, 2025.

Prior to its expiration on December 31, 2024, the Company had in place a stock repurchase program authorized by the Board of Directors on January 26, 2023, whereby the Company was authorized to repurchase up to approximately 4.3 million shares of its outstanding common stock. The program allowed the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions from time to time, depending on market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. Under this plan, the Company repurchased 312,993 shares of its common stock at an average cost of $46.72 per share, inclusive of commissions, all of which were purchased during the second quarter of 2024.

Accumulated Other Comprehensive Income (Loss)

A rollforward of the components of Accumulated Other Comprehensive Income (Loss) is presented in the table that follows:

($ in thousands)	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Cash Flow Hedges	Equity Method Investment	Total
Balance, December 31, 2024	$(473,679)	$(8,071)	$(77,235)	$(47,136)	$29	$(606,092)
Net change in unrealized gain (loss)	146,860	—	—	11,096	(173)	157,783
Reclassification of net loss realized and included in earnings	—	—	1,888	17,195	—	19,083
Amortization of unrealized net loss on securities transferred to HTM	—	792	—	—	—	792
Income tax expense	(34,140)	(196)	(594)	(6,463)	—	(41,393)
Balance, June 30, 2025	$(360,959)	$(7,475)	$(75,941)	$(25,308)	$(144)	$(469,827)
Balance, December 31, 2023	$(450,748)	$(9,385)	$(103,061)	$(58,306)	$373	$(621,127)
Net change in unrealized gain (loss)	(59,111)	—	—	(38,696)	(344)	(98,151)
Reclassification of net loss realized and included in earnings	—	—	2,254	25,471	—	27,725
Valuation adjustments to employee benefit plans	—	—	22,014	—	—	22,014
Amortization of unrealized net loss on securities transferred to HTM	—	818	—	—	—	818
Income tax (expense) benefit	13,450	(184)	(5,453)	2,972	—	10,785
Balance, June 30, 2024	$(496,409)	$(8,751)	$(84,246)	$(68,559)	$29	$(657,936)

Accumulated Other Comprehensive Income or Loss (“AOCI”) is reported as a component of stockholders’ equity. AOCI can include, among other items, unrealized holding gains and losses on securities available for sale (“AFS”), including the Company’s share of unrealized gains and losses reported by a partnership accounted for under the equity method, gains and losses associated with pension or other post-retirement benefits that are not recognized immediately as a component of net periodic benefit cost, and gains and losses on derivative instruments that are designated as, and qualify as, cash flow hedges. Net unrealized gains and losses on AFS securities reclassified as securities held to maturity (“HTM”) also continue to be reported as a component of AOCI and will be amortized over the estimated remaining life of the securities as an adjustment to interest income. Subject to certain thresholds, unrealized losses on employee benefit plans will be reclassified into income as pension and post-retirement costs are recognized over the remaining service period of plan participants. Accumulated gains or losses on cash flow hedges of variable rate loans described in Note 7 - Derivatives will be reclassified into income over the life of the hedge. Accumulated other comprehensive loss resulting from terminated interest rate swaps are being amortized over the remaining maturities of the designated instruments. Gains and losses within AOCI are net of deferred income taxes, where applicable.

The following table shows the line items in the consolidated statements of income affected by amounts reclassified from AOCI.

	Six Months Ended
Amount reclassified from AOCI (a)	June 30,		Affected line item on
($ in thousands)	2025	2024	the statement of income
Amortization of unrealized net loss on securities transferred to HTM	$(792)	$(818)	Interest income
Tax effect	196	184	Income taxes
Net of tax	(596)	(634)	Net income
Amortization of defined benefit pension and post-retirement items	(1,888)	(2,254)	Other noninterest expense (b)
Tax effect	594	506	Income taxes
Net of tax	(1,294)	(1,748)	Net income
Reclassification of unrealized loss on cash flow hedges	(14,159)	(25,281)	Interest income
Tax effect	3,235	5,681	Income taxes
Net of tax	(10,924)	(19,600)	Net income
Amortization of loss on terminated cash flow hedges	(3,036)	(190)	Interest income
Tax effect	694	43	Income taxes
Net of tax	(2,342)	(147)	Net income
Total reclassifications, net of tax	$(15,156)	$(22,129)	Net income

(a)
Amounts in parentheses indicate reduction in net income.
(b)
These AOCI components are included in the computation of net periodic pension and post-retirement cost that is reported with other noninterest expense (see Note 13 – Retirement Plans for additional details).

9. Other Noninterest Income

Components of other noninterest income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2025	2024	2025	2024
Income from bank-owned life insurance	$5,313	$3,760	$10,186	$7,989
Credit related fees	2,713	3,130	5,553	6,261
Gain (loss) from customer and other derivatives	1,969	(1,060)	1,698	(3,862)
Net gains on sales of premises, equipment and other assets	1,036	1,043	2,893	3,822
Other miscellaneous	3,730	6,391	11,484	12,232
Total other noninterest income	$14,761	$13,264	$31,814	$26,442

10. Other Noninterest Expense

Components of other noninterest expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2025	2024	2025	2024
Corporate value and franchise taxes and other non-income taxes	$4,733	$5,086	$9,036	$10,157
Entertainment and contributions	3,347	2,685	6,734	5,863
Advertising	2,988	3,271	6,003	6,178
Telecommunications and postage	2,570	2,289	5,011	4,702
Travel expense	1,891	1,596	3,123	2,699
Tax credit investment amortization	1,068	1,555	2,136	3,109
Printing and supplies	1,269	1,072	2,171	1,954
Net other retirement expense	(3,907)	(4,507)	(7,791)	(9,331)
Other miscellaneous	8,796	8,646	16,969	16,270
Total other noninterest expense	$22,755	$21,693	$43,392	$41,601

11. Earnings Per Common Share

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

A summary of the information used in the computation of earnings per common share follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net income to common shareholders	$113,531	$114,557	$233,035	$223,169
Net income allocated to participating securities - basic and diluted	486	810	1,007	1,594
Net income allocated to common shareholders - basic and diluted	$113,045	$113,747	$232,028	$221,575
Denominator:
Weighted-average common shares - basic	85,577	86,510	$85,833	$86,515
Dilutive potential common shares	366	255	370	253
Weighted-average common shares - diluted	85,943	86,765	$86,203	$86,768
Earnings per common share:
Basic	$1.32	$1.31	$2.70	$2.56
Diluted	$1.32	$1.31	$2.69	$2.55

Potential common shares consist of nonvested performance-based awards, nonvested restricted stock units, and restricted share awards deferred under the Company’s nonqualified deferred compensation plan. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be antidilutive, i.e., increase earnings per share or reduce a loss per share. The weighted average of potentially dilutive common shares that were anti-dilutive totaled 142,030 and 3,008 for the three and six months ended June 30, 2025, and 26,358 and 37,481 for the three and six months ended June 30, 2024, and were excluded from the calculation of diluted earnings per share for the respective periods.

12. Segment Reporting

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

Because the overall banking operations comprise substantially all of the Company’s consolidated operations, no separate financial segment disclosures are presented. The significant segment expenses included in net income are presented in the financial statement captions shown on the face of the Consolidated Statements of Income and in Note 10 – Other Noninterest Expense, and align materially with those reported to the Capital Committee. There are no other segment items that are required to reconcile expenses included in net income to significant expenses reviewed by the Capital Committee.

13. Retirement Plans

The Company offers a qualified defined benefit pension plan, the Hancock Whitney Corporation Pension Plan and Trust Agreement (“Pension Plan”), that covers certain eligible associates and is closed to new entrants. The Company makes contributions to the Pension Plan in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws, plus such additional amounts as the Company may determine to be appropriate. The Company made no contributions to the pension plan during the three and six months ended June 30, 2025 and 2024, and does not anticipate being required to make a contribution during 2025. The Company also sponsors a nonqualified defined benefit plan covering certain associates, under which accrued benefits were frozen and no future benefits are accrued under this plan.

The Company sponsors defined benefit post-retirement plans for certain associates that provide health care and life insurance benefits. These plans are closed to new entrants.

The following table shows the components of net periodic benefit cost included in expense for the periods indicated.

	Three Months Ended June 30,
	Pension Benefits		Other Post-Retirement Benefits
(in thousands)	2025	2024	2025	2024
Service cost	$1,551	$1,927	$9	$9
Interest cost	6,273	6,010	154	154
Expected return on plan assets	(11,266)	(11,906)	—	—
Amortization of net (gain) or loss and prior service costs	1,118	1,420	(185)	(185)
Net periodic benefit cost	$(2,324)	$(2,549)	$(22)	$(22)

	Six Months Ended June 30,
	Pension Benefits		Other Post-Retirement Benefits
($ in thousands)	2025	2024	2025	2024
Service cost (benefit)	$3,151	$3,906	$18	$18
Interest cost	12,548	11,930	308	308
Expected return on plan assets	(22,534)	(23,823)	—	—
Amortization of net (gain) or loss and prior service costs	2,258	2,624	(370)	(370)
Net periodic benefit cost	$(4,577)	$(5,363)	$(44)	$(44)

Service cost is reflected in the “Benefit expense” line item of the Consolidated Statements of Income. Components other than service cost in the in the table above are reflected in “Net other retirement expense” in Note 10 – Other Noninterest Expense, and reported in the “Other expense” line item of the Consolidated Statements of Income.

Additional information related to the Company’s retirement plans, including a defined contribution 401(k) plan, is provided in Note 17 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

14. Share-Based Payment Arrangements

The Company maintains incentive compensation plans that provide for awards of share-based compensation to employees and directors. These plans have been approved by the Company’s shareholders. Detailed descriptions of these plans were included in Note 18 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The Company’s restricted and performance-based share awards to certain employees and directors are subject to service requirements. A summary of the status of the Company’s nonvested restricted stock units and restricted and performance-based share awards at June 30, 2025 are presented in the following table.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2025	1,391,236	$46.14
Granted	552,317	56.08
Vested	(371,826)	49.14
Forfeited	(26,799)	47.36
Nonvested at June 30, 2025	1,544,928	$48.96

At June 30, 2025, there was $61.5 million of total unrecognized compensation expense related to nonvested restricted and performance share awards and units expected to vest in the future. This compensation is expected to be recognized in expense over a weighted average period of 3.2 years. The total fair value of shares that vested during the six months ended June 30, 2025 was $18.1 million.

During the six months ended June 30, 2025, the Company granted 437,066 restricted stock units (RSUs) to certain eligible employees. Unlike restricted share awards (RSAs), the holders of unvested restricted stock units have no rights as a shareholder of the Company, including voting or dividend rights. The Company has elected to award dividend equivalents on each restricted stock unit not deferred under the Company's nonqualified deferred compensation plan. Such dividend equivalents are forfeited should the employee terminate employment prior to the vesting of the RSU.

During the six months ended June 30, 2025, the Company granted to key members of executive management 26,989 performance share awards subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $66.84 per share. The fair value of the performance share units subject to TSR at the grant date was determined using a Monte Carlo simulation method. The number of performance share units subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 49 regional banks. The Company also granted 26,198 performance share awards subject to a return on average assets (ROAA) performance metric and 26,198 performance share awards subject to a return on average tangible common equity (ROATCE) performance metric with a grant date fair value of $52.02 per share for both performance share awards. The number of performance shares subject to ROAA and ROTCE that ultimately vest if any, will be based on the relative rank of the Company’s three-year ROAA and ROATCE relative the KBW Regional Bank index. The maximum number of performance share units that could vest is 200% of the target award. Compensation expense for these performance shares is recognized on a straight-line basis over the three-year service period.

15. Commitments and Contingencies

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

The contractual amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. The Company had a reserve for unfunded lending commitments of $27.1 million and $24.1 million at June 30, 2025 and December 31, 2024, respectively.

The following table presents a summary of the Company’s off-balance sheet financial instruments as of June 30, 2025 and December 31, 2024:

	June 30,	December 31,
($ in thousands)	2025	2024
Commitments to extend credit	$9,280,007	$9,249,468
Letters of credit	417,869	420,614

Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business. Management does not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on the consolidated financial position or liquidity of the Company.

Federal Deposit Insurance Corporation (FDIC) Special Assessment

In November 2023, the FDIC approved a final rule to implement a special deposit insurance assessment to recover losses to the Deposit Insurance Fund (DIF) arising from the full protection of uninsured depositors under the systemic risk exception following the receiverships of Silicon Valley Bank and Signature Bank in the spring of 2023. To-date, the Company has expensed $29.4 million related to this special assessment based on the most recent loss estimate information provided by the FDIC.

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

16. Fair Value Measurements

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present for each of the fair value hierarchy levels the Company’s financial assets and liabilities that are measured at fair value on a recurring basis on the consolidated balance sheets at June 30, 2025 and December 31, 2024:

	June 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$271,633	$—	$271,633
Municipal obligations	—	194,254	—	194,254
Corporate debt securities	—	16,314	—	16,314
Residential mortgage-backed securities	—	2,272,066	—	2,272,066
Commercial mortgage-backed securities	—	2,852,256	—	2,852,256
Collateralized mortgage obligations	—	30,153	—	30,153
Total available for sale securities	—	5,636,676	—	5,636,676
Mortgage loans held for sale	—	29,960	—	29,960
Derivative assets (1)	—	71,083	—	71,083
Total recurring fair value measurements - assets	$—	$5,737,719	$—	$5,737,719
Liabilities
Derivative liabilities (1)	$—	$116,896	$1,621	$118,517
Total recurring fair value measurements - liabilities	$—	$116,896	$1,621	$118,517

	December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$182,282	$—	$182,282
Municipal obligations	—	196,330	—	196,330
Corporate debt securities	—	17,616	—	17,616
Residential mortgage-backed securities	—	2,129,051	—	2,129,051
Commercial mortgage-backed securities	—	2,600,965	—	2,600,965
Collateralized mortgage obligations	—	35,247	—	35,247
Total available for sale securities	—	5,161,491	—	5,161,491
Mortgage loans held for sale	—	18,929	—	18,929
Derivative assets (1)	—	73,840	—	73,840
Total recurring fair value measurements - assets	$—	$5,254,260	$—	$5,254,260
Liabilities
Derivative liabilities (1)	$—	$158,534	$2,089	$160,623
Total recurring fair value measurements - liabilities	$—	$158,534	$2,089	$160,623

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

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements

The table below presents a rollforward of the amounts on the consolidated balance sheets for the six months ended June 30, 2025 and the year ended December 31, 2024 for financial instruments of a material nature that are classified within level 3 of the fair value hierarchy and are measured at fair value on a recurring basis:

($ in thousands)
Balance at December 31, 2023	$1,342
Cash settlement	(1,442)
Losses included in earnings	2,189
Balance at December 31, 2024	2,089
Cash settlement	(817)
Losses included in earnings	349
Balance at June 30, 2025	$1,621

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

($ in thousands)
Fair Value
Level 3 Class	June 30, 2025	December 31, 2024
Derivative liability	$1,621	$2,089
Valuation technique	Discounted cash flow	Discounted cash flow
Unobservable inputs:
Visa Class A appreciation - range	6-12%	6-12%
Visa Class A appreciation - weighted average	9%	9%
Conversion rate - range	1.60x-1.56x	1.60x-1.56x
Conversion rate -weighted average	1.5800x	1.5800x
Time until resolution	27-39 months	33-45 months

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

	June 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent loans individually evaluated for credit loss	$—	$—	$31,909	$31,909
Other real estate owned and foreclosed assets, net	—	—	26,847	26,847
Total nonrecurring fair value measurements	$—	$—	$58,756	$58,756

	December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent loans individually evaluated for credit loss	$—	$—	$28,301	$28,301
Other real estate owned and foreclosed assets, net	—	—	27,797	27,797
Total nonrecurring fair value measurements	$—	$—	$56,098	$56,098

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

Short-Term FHLB Borrowings – At June 30, 2025, short-term FHLB borrowings consisted of one short-term fixed rate borrowings (11 calendar days outstanding). Given the short duration of the instruments, the carrying amount is a reasonable estimate of fair value.

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

	June 30, 2025
				Total Fair	Carrying
($ in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$1,116,738	$373	$—	$1,117,111	$1,117,111
Available for sale securities	—	5,636,676	—	5,636,676	5,636,676
Held to maturity securities	—	2,083,072	—	2,083,072	2,231,335
Loans, net	—	—	22,999,446	22,999,446	23,148,561
Loans held for sale	—	30,760	—	30,760	30,760
Derivative financial instruments	—	71,083	—	71,083	71,083
Financial liabilities:
Deposits	$—	$—	$29,036,525	$29,036,525	$29,046,612
Federal funds purchased	—	110,300	—	110,300	110,300
Securities sold under agreements to repurchase	—	534,627	—	534,627	534,627
FHLB short-term borrowings	—	400,000	—	400,000	400,000
Long-term debt	—	175,014	—	175,014	210,620
Derivative financial instruments	—	116,896	1,621	118,517	118,517

	December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Carrying Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$1,514,216	$409	$—	$1,514,625	$1,514,625
Available for sale securities	—	5,161,491	—	5,161,491	5,161,491
Held to maturity securities	—	2,233,526	—	2,233,526	2,435,663
Loans, net	—	—	22,562,577	22,562,577	22,980,565
Loans held for sale	—	21,525	—	21,525	21,525
Derivative financial instruments	—	73,840	—	73,840	73,840
Financial liabilities:
Deposits	$—	$—	$29,482,628	$29,482,628	$29,492,851
Federal funds purchased	—	300	—	300	300
Securities sold under agreements to repurchase	—	638,715	—	638,715	638,715
Long-term debt	—	174,660	—	174,660	210,544
Derivative financial instruments	—	158,534	2,089	160,623	160,623

17. Recent Accounting Pronouncements

There were no new accounting standards adopted during the during the six months ended June 30, 2025.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The objective of this discussion and analysis is to provide material information relevant to the assessment of the financial condition and results of operations of Hancock Whitney Corporation and its subsidiaries during the six months ended June 30, 2025 and selected comparable prior periods, including an evaluation of the amounts and certainty of cash flows from operations and outside sources. This discussion and analysis is intended to highlight and supplement financial and operating data and information presented elsewhere in this report, including the consolidated financial statements and related notes. The discussion contains forward-looking statements within the meaning and protections of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q and in other reports or documents that we file from time to time with the SEC include, but are not limited to, the following:

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
•
uncertainties surrounding geopolitical events, trade policy, taxation policy, and monetary policy which continue to impact the outlook for future economic growth; impacts from current and/or future imposition of tariffs by the United States against other nations; consideration of responsive actions by these nations, including retaliatory tariffs, or the expansion of import fees and tariffs among a larger group of nations is bringing greater ambiguity to the outlook for future economic growth, including reduced consumer spending, lower economic growth or recession, reduced demand for U.S. exports, disruptions to supply chains, impacts from decreased international tourism, decreased demand for other banking products and services, and negative credit quality developments arising from the foregoing or other factors;
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
•
the impact of current and future business combinations, including Sabal Trust Company, upon our performance and financial condition including our ability to successfully integrate the businesses;
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

Acquisition

On May 2, 2025, we completed the acquisition of Sabal Trust Company (“Sabal”). Based in St. Petersburg, Florida, with three additional locations in the Central Florida region, Sabal was the largest independent, employee-owned non-depository trust company in Florida. The transaction added assets under management and administration of approximately $3 billion to our existing trust and asset management business and provides the opportunity to develop relationships in other private, wholesale and retail services in high-growth markets.

For additional information on this transaction, refer to Note 2 – "Acquisition" in the notes to our consolidated financial statements included elsewhere in this document.

Current Economic Environment

The second quarter of 2025 was marked with economic volatility as markets continued to contend with changing edicts on tariffs and various other political and social actions and developments. The tariff declaration in early April, or "Liberation Day," triggered a steep but brief selloff in financial markets that was followed by a strong rebound upon announcement of a pause on new tariffs to allow for negotiations of trade agreements. Inflation markers trended favorably in the early part of the quarter before rising to 2.7% in June. Unemployment statistics remained fairly positive and stable in the range of 4.1% to 4.2% during the period, though concerns of further softening in the labor market remain. Longer-term interest rates also experienced volatility, with the 10-year U.S. Treasury yield ranging from just under 4% to nearly 4.6% during the period. Despite the disruption and uncertainty, real gross domestic product (GDP), a key metric of the pace of economic activity, grew 3.0% on an annualized basis in the second quarter of 2025. The Federal Reserve reiterated its commitment to its dual mandate of maximum employment and price stability. While uncertainty about the economic outlook has diminished somewhat, it remains elevated, leading the Federal Reserve’s policy committee to maintain its wait and see approach for further changes in monetary policy.

Within the financial services industry, economic uncertainty and prolonged elevated interest rates continue to present headwinds in terms of loan demand and deposit behavior. Despite these pressures, we experienced solid linked-quarter loan growth due to stronger demand, increased line utilization and lower payoffs. Funding costs continued to benefit from repricing of interest-bearing deposits as a result of earlier interest rate cuts and promotional rate reductions, contributing to net interest margin expansion during the period.

Economic Outlook

We utilize economic forecasts produced by Moody’s Analytics (Moody’s) that provide various scenarios to assist in the development of our economic outlook. This outlook discussion utilizes the June 2025 Moody’s forecast, the most current available at June 30, 2025. The forecasts are anchored on a baseline forecast scenario, which Moody’s defines as the “most likely outcome” of where the economy is headed based on current conditions. Several upside and downside scenarios are produced that are derived from the baseline scenario and incorporate varying degrees of favorable and unfavorable adjustments to economic indicators and circumstances as compared to the baseline.

Key assumptions within the June 2025 baseline forecast include the following: (1) The effective tariff rate will rise from nearly 3% to an average close to 15% through mid-2026 before slowly falling in subsequent years; (2) the Federal Reserve will issue rate cuts of 25 basis points each in September and December 2025, with further gradual reductions in 2026 until the benchmark rate reaches 3%; (3) the economy remains near full-employment with the current unemployment rate of 4.1%, but global trade war is expected to damage the U.S. economy and, as a result, the unemployment rate will rise to a peak of 4.8% in late 2026; (4) GDP will display modest annual below-trend growth in the coming years of 1.5% in 2025, 1.4% in 2026, and 1.8% in 2027; and, (5) the 10-year U.S. Treasury yield is forecasted to average 4.3% in 2025 and hover around its current level through the end of the decade because of elevated inflation and fiscal uncertainty.

The S-2 scenario presents a downside alternative to the baseline. The S-2 scenario assumes the impacts of the current administration's tariff and immigration plans and actions on the economy are worse than expected, causing inflation to rise in the third quarter of 2025. The effective tariff rate is forecasted to increase to 22% and remain elevated through most of 2026. Further, elevated interest rates weaken credit-sensitive spending more than anticipated and there is longer and farther-reaching disturbance from geopolitical conflict. The scenario assumes the unemployment rate will rise considerably to a peak of 7.1% in the second quarter of 2026 and remain elevated before returning to full employment in mid-2029. As a result of these pressures, the U.S. falls into a mild recession beginning in the third quarter of 2025 that lasts for three quarters, with the stock market contracting 23% and a peak-to-trough decline in GDP of 1%. Despite the onset of the recession, rising inflation prompts the Federal Reserve to raise its benchmark rate in the third quarter of 2025 before resuming easement in the fourth quarter of 2025.

Management has deemed certain assumptions underlying the downside S-2 scenario to be as likely to occur in the near term as those underlying the baseline scenario, and, as such, the baseline scenario and the S-2 scenario were each given probability weightings of 50% in the calculation of our allowance for credit losses calculation at June 30, 2025. The weighting of scenarios has changed from the March 31, 2025 calculation of allowance for credit losses, where the baseline scenario was weighted at 40% and the downside S-2 scenario was weighted at 60%. The change in weighting does not represent a significant shift in our outlook, but rather is a function of a shift in the assumptions underlying the forecasts.

The credit loss outlook for our portfolio as a whole has not changed materially since March 31, 2025. We continue to closely monitor our portfolio for customers that are sensitive to prolonged inflation, the elevated interest rate environment, tariffs and/or other economic circumstances that may impact credit quality.

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

Highlights of the Second Quarter 2025

We reported net income for the second quarter of 2025 of $113.5 million, or $1.32 per diluted common share, compared to $119.5 million, or $1.38 per diluted common share, in the first quarter of 2025 and $114.6 million, or $1.31 per diluted common share, in the second quarter of 2024. The second quarter of 2025 includes $5.9 million, or $0.05 per diluted share, of supplemental disclosure items related to the costs associated with the acquisition of Sabal. There were no supplemental disclosure items in the first quarter of 2025 or the second quarter of 2024.

Second quarter 2025 results compared to first quarter 2025:

•
Net income of $113.5 million, or $1.32 per diluted share; includes the impact of the Sabal acquisition on May 2, 2025
•
Adjusted pre-provision net revenue, a non-GAAP measure, totaled $167.9 million, up $5.5 million, or 3%
•
Period-end loans totaled $23.5 billion, up $363.6 million, or 2%
•
Period-end deposits totaled $29.0 billion, down $148.1 million, or 1%
•
Nonaccrual loans and criticized commercial loans decreased
•
Allowance for credit losses coverage to total loans remains solid at 1.45%, down 4 basis points (bps)
•
Net interest margin of 3.49%, up 6 bps from 3.43%
•
Tangible common equity ratio of 9.84%, down 17 bps; common equity tier 1 ratio of 13.97%, down 51 bps; and total risk-based capital ratio of 15.82%, down 55 bps; reflects deployment of capital through growth and shareholder returns
•
Efficiency ratio, a non-GAAP measure, improved to 54.91%, compared to 55.22%

Our results for the three months ended June 30, 2025 reflect another quarter of strong performance. Our net interest margin continued to expand, adjusted pre-provision net revenue grew, and our efficiency ratio and certain asset quality metrics improved. We deployed capital to fund both organic growth and inorganic growth, including the acquisition of Sabal Trust Company on May 2, 2025, and to repurchase 750,000 shares of our common stock. The Sabal acquisition expands our trust and asset management business in Florida and provides opportunities to build relationships in the region. We experienced loan growth of 2% across our footprint and in most business segments, driven by the stronger demand that we were expecting to see as the year progressed. We look forward to continued progress as we carry out our multi-year growth plan, while remaining focused on balance sheet optimization and effective expense control. We believe we are well positioned to continue to enhance shareholder value.

Consolidated Financial Results

The following table contains the consolidated financial results for the periods indicated.

	Three Months Ended					Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,
(in thousands, except per share data)	2025	2025	2024	2024	2024	2025	2024
Income Statement Data:
Interest income	$402,581	$395,321	$414,286	$429,476	$427,545	$797,902	$849,229
Interest income (te) (a)	405,077	398,127	417,021	432,169	430,373	803,204	854,887
Interest expense	125,622	125,416	140,730	157,712	157,115	251,038	312,628
Net interest income (te)	279,455	272,711	276,291	274,457	273,258	552,166	542,259
Provision for credit losses	14,925	10,462	11,912	18,564	8,723	25,387	21,691
Noninterest income	98,524	94,791	91,209	95,895	89,174	193,315	177,025
Noninterest expense	215,979	205,059	202,333	203,839	206,016	421,038	413,738
Income before income taxes	144,579	149,175	150,520	145,256	144,865	293,754	278,197
Income tax expense	31,048	29,671	28,446	29,684	30,308	60,719	55,028
Net income	$113,531	$119,504	$122,074	$115,572	$114,557	$233,035	$223,169
Supplemental disclosure items-included above, pre-tax:
Included in noninterest expense:
Sabal Trust Company acquisition expense	$5,911	$—	$—	$—	$—	$5,911	$—
FDIC special assessment	—	—	—	—	—	—	3,800
Balance Sheet Data:
Period end balance sheet data
Loans	$23,461,750	$23,098,146	$23,299,447	$23,455,587	$23,911,616	$23,461,750	$23,911,616
Earning assets	31,965,130	31,661,169	31,857,841	32,045,222	32,056,415	31,965,130	32,056,415
Total assets	35,212,652	34,750,680	35,081,785	35,238,107	35,412,291	35,212,652	35,412,291
Noninterest-bearing deposits	10,638,785	10,614,874	10,597,461	10,499,476	10,642,213	10,638,785	10,642,213
Total deposits	29,046,612	29,194,733	29,492,851	28,982,905	29,200,718	29,046,612	29,200,718
Stockholders' equity	4,365,419	4,278,672	4,127,636	4,174,687	3,920,718	4,365,419	3,920,718
Average balance sheet data
Loans	$23,249,241	$23,068,573	$23,248,512	$23,552,002	$23,917,361	$23,159,406	$23,863,762
Earning assets	32,081,140	32,023,885	32,333,012	32,263,748	32,539,363	32,052,670	32,548,092
Total assets	34,527,276	34,355,515	34,770,663	34,780,386	34,998,880	34,441,870	35,050,375
Noninterest-bearing deposits	10,317,446	10,163,221	10,409,022	10,359,390	10,526,903	10,240,760	10,599,981
Total deposits	28,649,900	28,752,416	29,108,381	28,940,163	29,069,097	28,700,875	29,315,026
Stockholders' equity	4,284,279	4,182,814	4,138,326	4,021,211	3,826,296	4,233,827	3,822,568
Common Share Data:
Earnings per share - basic	$1.32	$1.38	$1.41	$1.33	$1.31	$2.70	$2.56
Earnings per share - diluted	1.32	1.38	1.40	1.33	1.31	2.69	2.55
Cash dividends per common share	0.45	0.45	0.40	0.40	0.40	0.90	0.70
Book value per share (period-end)	51.15	49.73	47.93	48.47	45.40	51.15	45.40
Tangible book value per share (period-end)	39.46	39.40	37.58	38.10	35.04	39.46	35.04
Weighted average number of shares - diluted	85,943	86,462	86,602	86,560	86,765	86,203	86,768
Period-end number of shares	85,351	86,033	86,124	86,136	86,355	85,351	86,355

	Three Months Ended					Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,
($ in thousands)	2025	2025	2024	2024	2024	2025	2024
Performance and other data:
Return on average assets	1.32%	1.41%	1.40%	1.32%	1.32%	1.36%	1.28%
Return on average common equity	10.63%	11.59%	11.74%	11.43%	12.04%	11.10%	11.74%
Return on average tangible common equity	13.71%	14.72%	14.96%	14.70%	15.73%	14.21%	15.34%
Tangible common equity ratio (b)	9.84%	10.01%	9.47%	9.56%	8.77%	9.84%	8.77%
Tangible common equity Tier 1 (CET1) ratio	13.97%	14.48%	14.14%	13.78%	13.25%	13.97%	13.25%
Net interest margin (te)	3.49%	3.43%	3.41%	3.39%	3.37%	3.46%	3.34%
Noninterest income as a percentage of total revenue (te)	26.07%	25.79%	24.82%	25.89%	24.60%	25.93%	24.61%
Efficiency ratio (c)	54.91%	55.22%	54.46%	54.42%	56.18%	55.06%	56.31%
Allowance for loan losses as a percentage of period-end loans	1.33%	1.38%	1.37%	1.35%	1.32%	1.33%	1.32%
Allowance for credit losses as a percentage of period-end loans	1.45%	1.49%	1.47%	1.46%	1.43%	1.45%	1.43%
Annualized net charge-offs to average loans	0.31%	0.18%	0.20%	0.30%	0.12%	0.24%	0.14%
Nonaccrual loans as a percentage of loans	0.40%	0.45%	0.42%	0.35%	0.36%	0.40%	0.36%
FTE headcount	3,580	3,497	3,476	3,458	3,541	3,580	3,541
Reconciliation of pre-provision net revenue (te) and adjusted pre-provision net revenue(te) (non-GAAP measures) (d)
Net income (GAAP)	$113,531	$119,504	$122,074	$115,572	$114,557	$233,035	$223,169
Provision for credit losses	14,925	10,462	11,912	18,564	8,723	25,387	21,691
Income tax expense	31,048	29,671	28,446	29,684	30,308	60,719	55,028
Pre-provision net revenue	159,504	159,637	162,432	163,820	153,588	319,141	299,888
Taxable equivalent adjustment	2,496	2,806	2,735	2,693	2,828	5,302	5,658
Pre-provision net revenue (te)	162,000	162,443	165,167	166,513	156,416	$324,443	$305,546
Adjustments from supplemental disclosure items
Sabal Trust Company acquisition expense	5,911	—	—	—	—	5,911	—
FDIC special assessment	—	—	—	—	—	—	3,800
Adjusted pre-provision net revenue (te)	$167,911	$162,443	$165,167	$166,513	$156,416	$330,354	$309,346
Reconciliation of revenue (te), adjusted revenue (te) and efficiency ratio (non-GAAP measures) (d)
Net interest income	$276,959	$269,905	$273,556	$271,764	$270,430	$546,864	$536,601
Noninterest income	98,524	94,791	91,209	95,895	89,174	193,315	177,025
Total GAAP revenue	375,483	364,696	364,765	367,659	359,604	740,179	713,626
Taxable equivalent adjustment	2,496	2,806	2,735	2,693	2,828	5,302	5,658
Total revenue (te)	$377,979	$367,502	$367,500	$370,352	$362,432	$745,481	$719,284
GAAP noninterest expense	$215,979	$205,059	$202,333	$203,839	$206,016	$421,038	$413,738
Amortization of intangibles	(2,524)	(2,113)	(2,206)	(2,292)	(2,389)	(4,637)	(4,915)
Adjustments from supplemental disclosure items
Sabal Trust Company acquisition expense	(5,911)	—	—	—	—	(5,911)	—
FDIC special assessment	—	—	—	—	—	—	(3,800)
Adjusted noninterest expense for efficiency	$207,544	$202,946	$200,127	$201,547	$203,627	$410,490	$405,023
Efficiency ratio (c)	54.91%	55.22%	54.46%	54.42%	56.18%	55.06%	56.31%

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) for the second quarter of 2025 totaled $279.5 million, up $6.7 million, or 2%, compared to the first quarter of 2025, and $552.2 million for the first six months of 2025, up $9.9 million, or 2%, compared to the same period in 2024.

The $6.7 million increase in net interest income (te) from the first quarter of 2025 was driven by an increase in interest income (te) of $6.9 million that was partially offset by an increase in interest expense of $0.2 million. The increase in interest income (te) was driven primarily by an additional accrual day, a favorable change in the earning asset mix, and higher yields on the loan and securities portfolios. Included in interest income on securities was $1.5 million and $0.7 million in the second and first quarters of 2025, respectively, associated with certain fair value hedges that became effective during the year, favorably impacting the securities yield by 7 bps in the second quarter of 2025 and 4 bps in the first quarter of 2025. The increase in interest expense was largely driven by an increase in average short-term borrowings and the impact of an additional accrual day, partially offset by a decrease in both the cost and average balance of interest-bearing deposits and a favorable change in the mix therein.

The net interest margin for the second quarter of 2025 was 3.49%, up 6 bps from 3.43% in the first quarter of 2025. The increase in the net interest margin was largely driven by a decrease in rates on deposits (+4 bps), higher loan yields (+2 bps) and securities yields (+2 bps), partially offset by an unfavorable change in funding mix as the volume of higher-cost short-term borrowings increased (-2 bps).

The $9.9 million increase in net interest income (te) for the six months ended June 30, 2025 from the same period in 2024 was largely interest rate driven, as the decline in prevailing rates on interest-bearing liabilities outpaced lower yields on interest earning assets. The increase is also reflective of favorable changes in average balance and mix within interest-bearing liabilities, partially offset by a decline in average loans and the net impact of one less accrual day. Interest income (te) decreased $51.7 million, driven largely by a decrease in both loan yields and average balances, partially offset by increases in securities yields and average balances. Interest expense decreased $61.6 million, driven largely by a decline in both average interest-bearing deposit balances and the interest rates paid on those deposits, as well as a decrease in the average short-term borrowings. The decrease in average interest-bearing deposits includes the impact of the elimination of higher-cost brokered time deposits outstanding, with average balances down $398.9 million from the comparative period.

The net interest margin for the six months ended June 30, 2025 was 3.46%, up 12 bps from 3.34% for the same period in 2024. The increase in the net interest margin also reflects the decrease in the cost of funds outpacing the decline in the yield on earning assets. The rate on interest-bearing liabilities was down 55 bps from 2024, primarily driven by the lower interest rate environment, promotional rate reductions, and a more favorable mix of retail deposits. The yield on average earning assets was down 23 bps, largely the result of a 35 bp decline in the loan yield, reflective of market interest rate movement, that was partially offset by a 24 bp increase in securities yields, as cash flows from maturing securities were reinvested into instruments with higher yields, coupled with the favorable impact from the fair value hedges described above.

We expect full year 2025 net interest income (te) to be up between 3% to 4% when compared to 2024; with modest and consistent expansion in net interest margin during the second half of 2025. The forecasted improvement for the full year is expected to be driven by lower deposit costs, low single-digit loan growth and continued repricing of cash flows from both the securities and fixed rate loan portfolios. Our guidance assumes 25 bp rate cuts by the Federal Reserve in September and December 2025; however, modeling a scenario with no rate cuts in the remainder of 2025 yielded similar results.

The following tables detail the components of our net interest income (te) and net interest margin.

	Three Months Ended
	June 30, 2025			March 31, 2025			June 30, 2024
($ in millions)	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$17,832.7	$271.1	6.10%	$17,738.2	$267.1	6.10%	$18,532.6	$301.4	6.54%
Residential mortgage loans	4,082.0	41.6	4.07%	3,979.7	38.8	3.90%	4,000.6	37.7	3.77%
Consumer loans	1,334.5	27.8	8.34%	1,350.7	27.6	8.28%	1,384.2	30.6	8.90%
Loan fees & late charges	—	(0.6)	0.00%	—	(0.3)	0.00%	—	2.0	0.00%
Total loans (te) (b)	23,249.2	339.9	5.86%	23,068.6	333.2	5.84%	23,917.4	371.7	6.24%
Loans held for sale	24.4	0.4	6.55%	20.5	0.3	6.69%	25.0	0.4	7.06%
US Treasury and government agency securities	628.9	5.0	3.16%	588.7	4.4	3.00%	531.9	3.7	2.80%
Mortgage-backed securities and collateralized mortgage obligations	6,864.2	48.4	2.82%	6,831.9	46.7	2.74%	6,807.4	43.2	2.54%
Municipals (te)	761.2	5.6	2.95%	802.9	5.9	2.96%	851.4	6.3	2.96%
Other securities	17.5	0.1	3.69%	18.0	0.2	3.64%	23.5	0.2	3.86%
Total securities (te) (c)	8,271.8	59.1	2.86%	8,241.5	57.2	2.78%	8,214.2	53.4	2.60%
Total short-term investments	535.7	5.7	4.28%	693.3	7.4	4.31%	382.8	4.9	5.14%
Total earning assets (te)	$32,081.1	$405.1	5.06%	$32,023.9	$398.1	5.02%	$32,539.4	$430.4	5.31%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$11,341.9	$59.7	2.11%	$11,202.4	$57.3	2.08%	$10,728.7	$61.4	2.30%
Time deposits	4,044.4	35.9	3.57%	4,272.8	40.0	3.79%	4,846.2	56.8	4.71%
Public funds	2,946.2	22.1	3.01%	3,114.0	23.2	3.03%	2,967.3	26.4	3.58%
Total interest-bearing deposits	18,332.5	117.7	2.58%	18,589.2	120.5	2.63%	18,542.2	144.6	3.14%
Repurchase agreements	606.7	2.1	1.39%	631.8	1.7	1.15%	678.2	3.1	1.83%
Other short-term borrowings	247.0	2.8	4.49%	4.0	0.1	5.10%	460.7	6.3	5.54%
Long-term debt	211.1	3.0	5.67%	210.6	3.1	5.82%	236.4	3.1	5.19%
Total borrowings	1,064.8	7.9	2.96%	846.4	4.9	2.33%	1,375.3	12.5	3.65%
Total interest-bearing liabilities	19,397.3	125.6	2.60%	19,435.6	125.4	2.62%	19,917.5	157.1	3.17%
Net interest-free funding sources	12,683.8			12,588.3			12,621.9
Total cost of funds	$32,081.1	$125.6	1.57%	$32,023.9	$125.4	1.59%	$32,539.4	$157.1	1.94%
Net interest spread (te)		$279.5	2.46%		$272.7	2.41%		$273.3	2.14%
Net interest margin	$32,081.1	$279.5	3.49%	$32,023.9	$272.7	3.43%	$32,539.4	$273.3	3.37%
(a)
Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)
Includes nonaccrual loans.
(c)
Average securities do not include unrealized holding gains/losses on available for sale securities.
(d)
Included in interest income is net purchase accounting accretion of $0.8 million for the three months ended June 30, 2024. There was no net purchase accounting accretion in 2025.

	Six Months Ended
	June 30, 2025			June 30, 2024
($ in millions)	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$17,785.7	$538.1	6.10%	$18,481.8	$597.1	6.49%
Residential mortgage loans	4,031.1	80.3	3.98%	3,981.8	74.6	3.75%
Consumer loans	1,342.6	55.4	8.31%	1,400.2	61.9	8.89%
Loan fees & late charges	—	(0.8)	0.00%	—	3.0	0.00%
Total loans (te) (b)	23,159.4	673.0	5.85%	23,863.8	736.6	6.20%
Loans held for sale	22.5	0.7	6.62%	20.2	0.7	7.38%
US Treasury and government agency securities	608.9	9.4	3.08%	523.8	7.2	2.75%
Mortgage-backed securities and collateralized mortgage obligations	6,848.1	95.1	2.78%	6,799.9	85.6	2.52%
Municipals (te)	781.9	11.6	2.95%	858.6	12.7	2.96%
Other securities	17.8	0.3	3.66%	23.5	0.4	3.68%
Total securities (te) (c)	8,256.7	116.4	2.82%	8,205.8	105.9	2.58%
Total short-term investments	614.1	13.1	4.30%	458.3	11.7	5.12%
Total earning assets (te)	$32,052.7	$803.2	5.04%	$32,548.1	$854.9	5.27%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$11,272.5	$117.0	2.09%	$10,766.0	$121.5	2.27%
Time deposits	4,158.0	75.9	3.68%	4,905.7	115.9	4.75%
Public funds	3,029.6	45.3	3.02%	3,043.3	54.7	3.62%
Total interest-bearing deposits	18,460.1	238.2	2.60%	18,715.0	292.1	3.14%
Repurchase agreements	619.1	3.9	1.27%	649.2	5.8	1.80%
Other short-term borrowings	126.2	2.8	4.50%	312.2	8.6	5.53%
Long-term debt	210.9	6.1	5.74%	236.4	6.1	5.19%
Total borrowings	956.2	12.8	2.68%	1,197.8	20.5	3.44%
Total interest-bearing liabilities	19,416.3	251.0	2.61%	19,912.8	312.6	3.16%
Net interest-free funding sources	12,636.4			12,635.3
Total cost of funds	$32,052.7	$251.0	1.58%	$32,548.1	$312.6	1.93%
Net interest spread (te)		$552.2	2.43%		$542.3	2.12%
Net interest margin	$32,052.7	$552.2	3.46%	$32,548.1	$542.3	3.34%

(a)
Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)
Includes nonaccrual loans.
(c)
Average securities do not include unrealized holding gains/losses on available for sale securities.
(d)
Included in interest income is net purchase accounting accretion of $1.1 million six months ended June 30, 2024. There was no net purchase accounting accretion in 2025.

Provision for Credit Losses

During the second quarter of 2025, we recorded a provision for credit losses of $14.9 million, compared to $10.5 million in the first quarter of 2025. The provision for credit loss in the second quarter of 2025 included net charge-offs of $17.8 million and a reserve release of $2.9 million, compared to net charge-offs of $10.3 million and a reserve build of $0.2 million in the first quarter of 2025. The increase in provision expense is largely attributable to the higher charge-offs in the current quarter, including a $14.6 million commercial charge-off related to a single borrower that is working through resolution, with relatively stable to improving performance in other credit metrics.

Annualized net charge-offs as a percentage of average loans in the second quarter of 2025 were 0.31%, up from 0.18%, in the first quarter of 2025. Net charge-offs in the second quarter of 2025 included $14.7 million in the commercial portfolio, $2.9 million in the consumer portfolio and $0.2 million in the residential mortgage portfolio. Net charge-offs in the first quarter of 2025 included $7.1 million in the commercial portfolio and $3.4 million in the consumer portfolio, partially offset by net recoveries of $0.2 million in the residential mortgage portfolio.

We recorded a provision for credit losses of $25.4 million for the six months ended June 30, 2025, compared to $21.7 million for the same period in 2024. The provision for credit losses for the six months ended June 30, 2025 included net charge-offs of $28.0 million and a reserve release of $2.6 million, compared to net charge-offs of $16.3 million and a reserve build of $5.4 million in the same period in 2024. Net charge-offs for the six months ended June 30, 2025 were 0.24% of average loans, comprised of net charge-offs of

$21.8 million in the commercial portfolio, including the $14.6 million charge-off attributable to a single borrower, and $6.3 million in the consumer portfolio, partially offset by net recoveries of less than $0.1 million in the residential mortgage portfolio. Net charge-offs for the six months ended June 30, 2024 were 0.14% of average loans, comprised of net charge-offs of $9.4 million in the commercial portfolio and $7.1 million in the consumer portfolio, partially offset by net recoveries of $0.2 million in the residential mortgage portfolio.

We currently expect net charge-offs as a percentage of average loans to range from 0.15% to 0.25% for 2025. Future assumptions in economic forecasts, loan growth, portfolio mix and asset quality metrics will drive the level of credit loss reserves and resulting provision for credit loss expense.

The discussion labeled "Allowance for Credit Losses and Asset Quality" that appears later in this Item provides additional information on these changes and on general credit quality.

Noninterest Income

Noninterest income totaled $98.5 million for the second quarter of 2025, up $3.7 million, or 4%, from the first quarter of 2025. The increase in noninterest income from the first quarter of 2025 was largely driven by trust fees as a result of the Sabal acquisition, as well as growth in most revenue lines that were partially offset by declines in other miscellaneous income, net gains on sales of assets, investment and annuity fees and insurance commissions, and credit related fees. For the six months ended June 30, 2025, noninterest income totaled $193.3 million, up $16.3 million, or 9%, from the same period in 2024. The increase from the six months ended June 30, 2024 is also attributable to growth in most lines that was partially offset by declines in other miscellaneous income, net gains on sales of assets, and credit related fees. A more detailed discussion of these and other noninterest income variances follows.

The components of noninterest income are presented in the following table for the indicated periods.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
($ in thousands)	2025	2025	2024	2025	2024
Service charges on deposit accounts	$24,256	$24,119	$22,275	$48,375	$44,514
Trust fees	22,753	18,022	18,473	40,775	35,550
Bank card and ATM fees	22,004	20,714	21,827	42,718	42,449
Investment and annuity fees and insurance commissions	10,603	11,415	9,789	22,018	21,633
Secondary mortgage market operations	4,147	3,468	3,546	7,615	6,437
Income from bank-owned life insurance	5,313	4,873	3,760	10,186	7,989
Credit related fees	2,713	2,840	3,130	5,553	6,261
Income (loss) from customer and other derivatives	1,969	(271)	(1,060)	1,698	(3,862)
Net gains on sales of premises, equipment and other assets	1,036	1,857	1,043	2,893	3,822
Other miscellaneous	3,730	7,754	6,391	11,484	12,232
Total noninterest income	$98,524	$94,791	$89,174	$193,315	$177,025

Service charges on deposit accounts include consumer, business, and corporate deposit account servicing fees, as well as nonsufficient funds fees on non-consumer accounts, overdraft and overdraft protection fees, and other customer transaction-related fees. Service charges on deposits totaled $24.3 million for the second quarter of 2025, relatively flat compared to the first quarter of 2025. The linked-quarter results reflect an increase in consumer overdraft fees, largely offset by a decline in analysis fees on business accounts. For the six months ended June 30, 2025, service charges on deposits totaled $48.4 million, up $3.9 million, or 9%, from the same period in 2024. The year-over-year increase was largely attributable to consumer overdraft fees, and analysis fees and overdraft fees on business accounts.

Trust fee income represents revenue generated from a full range of trust services, including asset management and custody services provided to individuals, businesses and institutions. Trust fees totaled $22.8 million for the second quarter of 2025, up $4.7 million, or 26%, from the first quarter of 2025. The linked-quarter increase reflects $3.6 million in personal trust fees as a result of the May 2, 2025 Sabal acquisition, $0.6 million in seasonal tax preparation fees, and market value-driven growth in personal and corporate trust fees in our legacy business. Trust fees for the six months ended June 30, 2025 totaled $40.8 million, up $5.2 million, or 15%, from the same period in 2024. The year-over-year increase also reflects $3.6 million in personal trust fees as a result of the Sabal acquisition and growth in our legacy personal and corporate trust fees, partially offset by a decline in employee benefits trust revenue.

Bank card and ATM fees include interchange and other income from credit and debit card transactions, fees earned from processing card transactions for merchants, and fees earned from ATM transactions. Bank card and ATM fees totaled $22.0 million for the second quarter of 2025, up $1.3 million, or 6%, from the first quarter of 2025. The linked-quarter increase was driven by increases in credit card, including purchasing card, and debit card processing fees. For the six months ended June 30, 2025, bank card and ATM fees totaled $42.7 million, up $0.3 million, or 1%, from the same period in 2024, as increases in purchasing card and debit card processing fees were partially offset by declines in business credit card processing fees and ATM fees.

Investment and annuity fees and insurance commissions, which include both fees earned from sales of annuity and insurance products, as well as managed account fees, totaled $10.6 million, down $0.8 million, or 7%, from the first quarter of 2025. The linked-quarter decrease was largely driven declines in fixed income trading and corporate underwriting fees, partially offset by increases in annuity sales volume and insurance commissions. For the six months ended June 30, 2025, investment and annuity fees and insurance commissions totaled $22.0 million, up $0.4 million, or 2%, from the same period in 2024. The year-over-year increase was driven by an increase in investment management fees, which was partially offset by a decline in annuity sales volume.

Income from secondary mortgage market operations is comprised of income produced from the origination and sales of residential mortgage loans in the secondary market. We offer a full range of mortgage products to our customers and typically sell longer-term fixed-rate loans while retaining the majority of adjustable-rate loans, as well as loans generated through programs to support customer relationships. Secondary mortgage market operations income will vary based on mortgage application volume, pull through rates, the percentage of loans ultimately sold in the secondary market and the timing of such sales. Income from secondary mortgage market operations was $4.1 million in the second quarter of 2025, up $0.7 million, or 20%, from the first quarter of 2025. The linked-quarter increase was primarily attributable to an increase in mortgage loan production. For the six months ended June 30, 2025, income from secondary mortgage market operations totaled $7.6 million, up $1.2 million, or 18%, from the same period in 2024. The year-over-year increase was attributable to an increase in mortgage loan production, partially offset by a lower percentage of loans sold in the secondary market, as opposed to being retained in our portfolio.

Income from bank-owned life insurance (BOLI) is typically generated through insurance benefit proceeds as well as the growth of the cash surrender value of insurance contracts held. Income from BOLI was $5.3 million for the second quarter of 2025, up $0.4 million, or 9%, from the first quarter of 2025. The linked-quarter increase was attributable to a $0.2 million increase in mortality gains and a $0.2 million increase in income associated with changes in cash surrender value. For the six months ended June 30, 2025, income from BOLI totaled $10.2 million, up $2.2 million, or 28%, from the same period in 2024. The year-over-year increase is attributable to a $1.6 million increase in income associated with changes in cash surrender value and a $0.6 million increase in mortality gains.

Credit related fees include fees assessed on letters of credit and unused portions of loan commitments. Credit related fees were $2.7 million for the second quarter of 2025, down $0.1 million, or 4%, from the first quarter of 2025. For the six months ended June 30, 2025, credit related fees totaled $5.6 million, down $0.7 million, or 11%, from the same period in 2024. The linked-quarter and year-over-year decreases were largely driven by unused commitment fees, which are generally a function of credit line utilization.

Income or loss from customer and other derivatives is largely from our customer interest rate derivative program. Income from customer and other derivatives totaled $2.0 million for the second quarter of 2025, compared to a loss of $0.3 million in the first quarter of 2025. The linked-quarter increase was primarily driven by the customer interest rate derivative program, which can vary period to period based on the market conditions. For the six months ended June 30, 2025, income from customer and other derivatives totaled $1.7 million compared to a loss of $3.9 million for the same period in 2024. The year-over-year increase was due in part to the 2024 results including a $1.5 million loss related to assumption changes for certain valuation inputs on customer derivatives and $1.7 million of higher losses resulting from assumption changes to the Visa Class B derivative liability. The remaining year-over-year increase is attributable to the customer interest rate derivative program, driven by market conditions. Derivative income can be volatile and is dependent upon the composition of the portfolio, volume and mix of sales and termination activity, and market value adjustments due to market interest rate movement.

Net gains on sales of premises, equipment and other assets consist primarily of net revenue earned from sales of excess-bank owned facilities and equipment no longer in use, gains on sales of Small Business Administration (SBA) and other non-residential mortgage loans, and leases and other assets associated with the equipment finance line of business. Net gains on sales of premises, equipment and other assets totaled $1.0 million for the second quarter of 2025, down $0.8 million from the first quarter of 2025, largely attributable to a decrease in gains on sales of SBA loans. For the six months ended June 30, 2025, net gains on sales of premises, equipment and other assets totaled $2.9 million, down $0.9 million from the same period in 2024, largely driven by a decline in gains on sales of premises totaling $1.5 million that was partially offset by a $0.6 million increase in gains on sales of SBA loans. The level of net gains or losses on sales of these assets in a given reporting period will vary based on a variety of circumstances.

Other miscellaneous income is comprised of various items, including income from investments in small business investment companies (SBIC), Federal Home Loan Bank (FHLB) stock dividends, and fees from loan syndication and other specialty lines of business. Other miscellaneous income totaled $3.7 million, down $4.0 million, or 52% from the first quarter of 2025. For the six months ended June 30, 2025, other miscellaneous income totaled $11.5 million, down $0.7 million, or 6%, from the same period in 2024. The linked-quarter decline was largely driven by a $2.6 million decrease in SBIC income and a $1.7 million decrease in syndication fees. The year-over-year decline was largely driven by a decrease of $3.4 million in dividends on FHLB stock, reflecting a decline in the level of stock owned, partially offset by increases of $1.6 million in SBIC income and $1.3 million in syndication fees. SBIC income and syndication fees will vary from period to period, depending on activity.

We expect noninterest income to be up 9% to 10% for the full year of 2025 from the 2024 noninterest income of $364.1 million. This guidance includes the impact of the Sabal acquisition that closed on May 2, 2025.

Noninterest Expense

Noninterest expense for the second quarter of 2025 was $216.0 million, up $10.9 million, or 5%, from the first quarter of 2025. Included in noninterest expense for the second quarter of 2025 were supplemental disclosure items totaling $5.9 million attributable to costs associated with the Sabal acquisition. Excluding the supplemental disclosure items, noninterest expense for the second quarter of 2025 was up $5.0 million, or 2%, from the first quarter of 2025, largely attributable to increases in professional services expense, personnel expense, occupancy and equipment expense, and business development expense that were partially offset by decreases in other real estate and foreclosed assets expense and deposit insurance and regulatory fees. For the six months ended June 30, 2025, noninterest expense totaled $421.0 million, up $7.3 million, or 2%, from the same period in 2024. The six months ended June 30, 2025 included the $5.9 million Sabal acquisition supplemental disclosure items as described above and the six months ended June 30, 2024 included a $3.8 million supplemental disclosure item attributable to an FDIC special assessment. Excluding the impact of the supplemental disclosure items in both periods, noninterest expense was up $5.2 million, or 1%, from the same period in 2024, largely attributable to increases in professional services expense, other real estate and foreclosed assets expense, data processing expense, other retirement expense, and business development expense, partially offset by decreases in personnel expense, deposit insurance and regulatory fees, and corporate value and franchise taxes and other non-income taxes. A more detailed discussion of these and other noninterest expense variances follows.

The components of noninterest expense are presented in the following table for the indicated periods.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
($ in thousands)	2025	2025	2024	2025	2024
Compensation expense	$95,875	$88,952	$97,121	$184,827	$193,690
Employee benefits	20,637	25,395	21,605	46,032	46,193
Personnel expense	116,512	114,347	118,726	230,859	239,883
Net occupancy expense	13,825	13,580	13,158	27,405	26,553
Equipment expense	4,541	4,091	4,312	8,632	8,540
Data processing expense	33,448	31,250	31,371	64,698	60,108
Professional services expense	16,371	12,235	9,458	28,606	18,494
Amortization of intangible assets	2,524	2,113	2,389	4,637	4,915
Deposit insurance and regulatory fees	4,822	5,026	6,008	9,848	14,939
Other real estate and foreclosed asset expense (income), net	1,181	1,780	(1,099)	2,961	(1,295)
Corporate value and franchise taxes and other non-income taxes	4,733	4,303	5,086	9,036	10,157
Entertainment and contributions	3,347	3,387	2,685	6,734	5,863
Advertising	2,988	3,015	3,271	6,003	6,178
Telecommunications and postage	2,570	2,441	2,289	5,011	4,702
Travel expense	1,891	1,232	1,596	3,123	2,699
Tax credit investment amortization	1,068	1,068	1,555	2,136	3,109
Printing and supplies	1,269	902	1,072	2,171	1,954
Net other retirement expense	(3,907)	(3,884)	(4,507)	(7,791)	(9,331)
Other miscellaneous	8,796	8,173	8,646	16,969	16,270
Total noninterest expense	$215,979	$205,059	$206,016	$421,038	$413,738

Supplemental Disclosure Items Included in Noninterest Expense
Sabal Trust Company acquisition expense:
Personnel expense	$1,422	$—	$—	$1,422	$—
Data processing expense	1,976	—	—	1,976	—
Professional services expense	1,550	—	—	1,550	—
Printing and supplies	210	—	—	210	—
Other	753	—	—	753	—
	$5,911	$—	$—	$5,911	$—
FDIC deposit insurance special assessment:
Deposit insurance and regulatory fees	$—	$—	$—	$—	$3,800
Total supplemental disclosure items included in noninterest expense	$5,911	$—	$—	$5,911	$3,800

Personnel expense consists of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and insurance for medical, life and disability. Personnel expense totaled $116.5 million for the second quarter of 2025, up $2.2 million, or 2%, from the first quarter of 2025. The three months ended June 30, 2025 included $1.4 million of Sabal acquisition costs highlighted as supplemental disclosure items. Excluding the Sabal acquisition costs, personnel expense for the second quarter of 2025 was up $0.7 million, or 1%, from the first quarter of 2025. The linked-quarter increase was largely attributable to increases in salary expense as a result of annual merit increases, one additional payroll day, the addition of Sabal associates, and higher stock-based compensation, partially offset by declines in payroll tax and 401(k) match expense, as the first quarter of 2025 included seasonal incremental expense. For the six months ended June 30, 2025, personnel expense totaled $230.9 million, down $9.0 million, or 4%, from the same period in 2024. Excluding the $1.4 million of the Sabal acquisition costs, personnel expense for the six months ended June 30, 2025 was down $10.4 million, or 4%, from the same period in 2024. The year-over-year decline reflects a favorable impact from salary deferrals associated with lending activities, a decrease in incentives and bonus expense, decreased headcount (excluding new associates from Sabal), and one less payroll day, partially offset by annual merit increases, the addition of Sabal associates, and increases in most benefit categories.

Occupancy and equipment expenses are primarily composed of lease expenses, depreciation, maintenance and repairs, rent, property taxes, and other equipment expenses. Occupancy and equipment expenses totaled $18.4 million for the second quarter of 2025, up $0.7 million, or 4%, from the first quarter of 2025, as increases in building and equipment maintenance and leased facility expense were partially offset by a decline in building insurance expense. For the six months ended June 30, 2025, occupancy and equipment expenses totaled $36.0 million, up $0.9 million, or 3%, compared to the same period in 2024. The year-over-year increase was largely driven by building and equipment maintenance and leased facility expense that was partially offset by decreases in depreciation and amortization and building insurance and personal property taxes. The increase in occupancy and equipment expense for both the three and six month periods ending June 30, 2025 includes approximately $0.3 million of Sabal operating costs post-merger.

Data processing expense includes expenses related to third party technology processing and servicing costs, technology project costs and fees associated with bank card and ATM transactions, and credit card reward expenses. Data processing expense was $33.4 million for the second quarter of 2025, up $2.2 million, or 7%, from the first quarter of 2025. Included in the three months ended June 30, 2025 was $2.0 million of Sabal acquisition costs highlighted as supplemental disclosure items. Excluding the Sabal acquisition costs, data processing expense for the second quarter of 2025 was up $0.2 million, or 1%, from the first quarter of 2025, as increases in certain activity-based processing fees and ATM services expense were largely offset by a decrease in amortization and maintenance on data processing software. For the six months ended June 30, 2025, data processing expense totaled $64.7 million, up $4.6 million, or 8%, from the same period in 2024. Excluding the $2.0 million of Sabal acquisition costs, data processing expense for the six months ended June 30, 2025 was up $2.6 million, or 4%, from the same period in 2024. The year-over-year increase was largely attributable to increases in certain activity-based fees, including card processing and technology enhancement costs, credit card rewards expense and ATM servicing, partially offset by a decrease in amortization and maintenance on data processing software. Data processing expense can vary from period to period, depending on business needs and technology enhancement initiatives.

Professional services expense includes accounting and audit, legal, consulting and certain outsourced service expense. Professional services expense for the second quarter of 2025 totaled $16.4 million, up $4.1 million, or 34%, from the first quarter of 2025. Included in the three months ended June 30, 2025 was $1.5 million of Sabal acquisition costs highlighted as supplemental disclosure items. Excluding the Sabal acquisition costs, professional services expense for the second quarter of 2025 was up $2.6 million, or 21%, from the first quarter of 2025, primarily attributable to costs associated with stand-alone engagements, process improvement, and legal fees. For the six months ended June 30, 2025, professional services expense totaled $28.6 million, up $10.1 million, or 55%, from the same period in 2024. Excluding the $1.5 million of Sabal acquisition costs, professional services expense for the six months ended June 30, 2025 was up $8.6 million, or 46%, from the same period in 2024, also largely attributable to costs associated with stand-alone engagements, process improvement and legal fees, in addition to an increase in expense for certain outsourced initiatives. Professional services expense may vary from period to period, generally related to the timing of external service needs.

Deposit insurance and regulatory fees for the second quarter of 2025 totaled $4.8 million, down $0.2 million, or 4%, from the first quarter of 2024. For the six months ended June 30, 2025, deposit insurance and regulatory fees totaled $9.8 million, down $5.1 million, or 34%, from the same period in 2024. Included in the six months ended June 30, 2024 was a supplemental disclosure item of $3.8 million attributable to a more sizable adjustment to the special assessment by the FDIC to cover losses incurred under the systemic risk exception following the failure of two large regional banks. Excluding the impact of the supplemental disclosure item, the year-over-year decline in deposit insurance and regulatory fees was primarily attributable to changes in our risk-based assessment calculation as well as less significant quarterly adjustments to the special assessment based on quarterly updates from the FDIC.

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

Net losses from other real estate and foreclosed assets totaled $1.2 million in the second quarter of 2025, compared to net losses of $1.8 million in the first quarter of 2025, driven in part by an increase in other real estate valuation expense. For the six months ended June 30, 2025, net losses from other real estate and foreclosed assets totaled $3.0 million, compared to net gains of $1.3 million for the same period last year. The net losses for the six months ended June 30, 2025 include a $3.6 million valuation charge attributable to one commercial property. The level of net income or losses associated with holding and maintaining the other real estate owned portfolio can vary depending on sales activity, valuation adjustments and income or expense associated with operating and maintaining foreclosed property. Gains or losses on the sale of other real estate and foreclosed assets may occur periodically and are dependent on the number and type of assets for sale and current market conditions.

Corporate value, franchise and other non-income tax expense for the second quarter of 2025 totaled $4.7 million, up $0.4 million, or 10%, from the first quarter of 2025. The linked-quarter increase is largely attributable to higher franchise tax. For the six months ended June 30, 2025, corporate value, franchise and other non-income tax expense totaled $9.0 million and down $1.1 million, or 11%, from the same period in 2024. The year-over-year decline is largely attributable to decreases in both franchise and bank share taxes. The calculation of bank share tax is based on multiple variables, including average quarterly assets, earnings and stockholders’ equity to determine the taxable assessment value and can vary from period to period.

Business development-related expenses (including advertising, travel, entertainment and contributions) totaled $8.2 million for the second quarter of 2025, up $0.6 million, or 8%, compared to the first quarter of 2025, driven largely by an increase in travel and charitable contributions, partially offset by a decline in sponsorships and entertainment expense. For the six months ended June 30, 2025, business development-related expenses totaled $15.9 million, up $1.1 million, or 8%, from the same period in 2024, largely attributable to an increase in sponsorships and entertainment expense and travel expense that were partially offset by decreases in charitable contributions and advertising expense.

All other expenses, excluding amortization of intangibles, is comprised of a variety of other operational expenses and losses, tax credit investment amortization, and net other retirement expense. All other expenses totaled $9.8 million for the second quarter of 2025, up $1.1 million, or 13%, from the first quarter of 2025. Included in the three months ended June 30, 2025 was approximately $1.0 million of Sabal acquisition costs highlighted as supplemental disclosure items. Excluding the Sabal acquisition costs, other expenses for the second quarter of 2025 were virtually flat compared to the first quarter of 2025. For the six months ended June 30, 2025, all other expenses totaled $18.5 million, up $1.8 million, or 11%, from the same period in 2024. Excluding the approximately $1.0 million of Sabal acquisition costs, all other expenses were up $0.8 million, or 5%, from the same period in 2024, driven largely by an increase in net other retirement expense that was partially offset by a decrease in tax credit investment amortization.

We expect adjusted noninterest expense to be up 4% to 5% for the full year of 2025 from the 2024 adjusted noninterest expense of $816.1 million. This guidance includes the impact of the Sabal acquisition that closed on May 2, 2025.

Income Taxes

The effective income tax rate for the second quarter of 2025 was 21.5% compared to 19.9% in the first quarter of 2025. The effective income tax rate for the six months ended June 30, 2025 was 20.7% compared to 19.8% for the same period in 2024.

Many factors impact the effective income tax rate including, but not limited to, the level of pre-tax income and relative impact of net tax benefits related to tax credit investments, tax-exempt interest income, bank-owned life insurance, and nondeductible expenses. Additionally, discrete tax items recognized in any given period affect the comparability of the effective income tax rate between periods. Such items include share-based compensation, valuation allowance changes, uncertain tax position changes and tax law changes. Based on the current forecast, management expects the effective income tax rate for 2025 will be in the 20% to 21% range, absent any further changes in tax law.

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

On July 4, 2025, “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14,” more commonly referred to as the “One Big Beautiful Bill Act” (OBBBA) was signed into law. OBBBA enacted broad changes to the domestic and international taxation arena by extending many expiring Tax Cuts and Jobs Act tax provisions among other individual and business tax relief measures, along with funding national defense and border security, cutting certain federal spending programs, phasing out certain renewable energy credits created by the Inflation Reduction Act, and raising the national debt ceiling, among other things. Management is currently evaluating the potential impacts of the provisions of the OBBBA to the Company, however, based on information available to date, we do not anticipate the OBBBA will have a material impact on the Company’s consolidated financial position or results of operations, absent any further changes in law.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity management ensures that funds are available to meet the cash flow requirements of our depositors and borrowers, while also meeting the operating, capital and strategic cash flow needs of the Company, the Bank and other subsidiaries. As part of the overall asset and liability management process, liquidity management strategies and measurements have been developed to manage and monitor liquidity risk. The following table summarizes available liquidity at June 30, 2025:

	June 30, 2025
($ in thousands)	Total Available	Amount Used	Net Availability
Available Sources of Funding:
Internal Sources:
Free securities	$4,618,350	$—	$4,618,350
External Sources:
Federal Home Loan Bank (a)	6,395,146	1,533,514	4,861,632
Federal Reserve Bank	3,302,420	—	3,302,420
Brokered deposits	4,356,992	—	4,356,992
Other	1,209,000	110,000	1,099,000
Total Available Sources of Funding	$19,881,908	$1,643,514	$18,238,394
Cash and other interest-bearing bank deposits			1,117,111
Total Liquidity			$19,355,505

(a) Amount used includes letters of credit.

Liquidity levels of financial institutions continue to be in heightened focus since the failure of several major regional U.S. banks that experienced large-scale deposit runs in the first half of 2023. At June 30, 2025, our available on and off-balance sheet liquidity of $19.4 billion is well in excess of our estimated uninsured, noncollateralized deposits of approximately $11.2 billion.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities and repayments of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window. Total pledged securities were $3.2 billion at June 30, 2025, virtually flat compared to March 31, 2025 and down from $3.9 billion at December 31, 2024. Management has established an internal target for the ratio of free securities to total securities of 20% or greater. As shown in the table below, our ratio of free securities to total securities was 59.44% at June 30, 2025, compared to 58.64% at March 31, 2025, and 48.65% at December 31, 2024. The decrease in pledged securities and related increase in free securities compared to December 31, 2024 is largely attributable to pledges that were released in response to a decrease in public funds deposits. Both securities and FHLB letters of credit are pledged as collateral related to public funds and repurchase agreements.

	June 30,	March 31,	December 31,	September 30,	June 30,
Liquidity Metrics	2025	2025	2024	2024	2024
Free securities / total securities	59.44%	58.64%	48.65%	56.52%	53.24%
Core deposits / total deposits	94.68%	94.34%	94.12%	92.95%	93.06%
Wholesale funds / core deposits	4.57%	2.74%	3.09%	6.28%	6.63%
Liquid assets / total liabilities	17.67%	18.08%	15.26%	18.38%	16.30%
Quarter-to-date average loans / quarter-to-date average deposits	81.15%	80.23%	79.87%	81.38%	82.28%

The liability portion of the balance sheet provides liquidity mainly through the ability to use cash sourced from customer deposit accounts. At June 30, 2025, deposits totaled $29.0 billion, down $148.1 million from March 31, 2025, and $446.2 million from December 31, 2024, due primarily to typical seasonal movement in public funds deposits. There were no brokered time deposits at June 30, 2025 and March 31, 2025 compared to $6.9 million at December 31, 2024. The use of brokered deposits as a funding source is subject to certain policies regarding the amount, term and interest rate.

Core deposits consist of total deposits excluding certificates of deposit of $250,000 or more and brokered deposits. Core deposits totaled $27.5 billion at June 30, 2025, virtually flat compared to March 31, 2025, and down $258.5 million, or 1%, from December 31, 2024. Changes in the level of core deposits will vary based on the level of total deposits and the mix therein. The ratio of core deposits to total deposits was 94.68% at June 30, 2025 compared to 94.34% at March 31, 2025, and 94.12% at December 31, 2024.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At June 30, 2025, the bank had $400 million in borrowings and approximately $4.9 billion available under this line. At June 30, 2025, the unused borrowing capacity at the Federal Reserve’s discount window was approximately $3.3 billion. There were no outstanding borrowings with the Federal Reserve at any date during any period covered by this report.

Wholesale funds, which are comprised of short-term borrowings, long-term debt and brokered deposits were 4.57% of core deposits at June 30, 2025, compared to 2.74% at March 31, 2025, and 3.09% at December 31, 2024. At June 30, 2025, wholesale funds totaled $1.3 billion, an increase of $502.2 million, or 67% from March 31 2025, and $399.1 million, or 47% from December 31, 2024. The amount of wholesale funds outstanding will vary based on retail deposit levels and current funding needs. The Company has established an internal target for wholesale funds to be less than 25% of core deposits.

Other key measures used to monitor liquidity include the liquid asset ratio and the loan-to-deposit ratio. The liquid asset ratio (liquid assets, consisting of cash, short-term investments and free securities, divided by total liabilities) measures our ability to meet short-term obligations. Our liquid asset ratio was 17.67% at June 30, 2025, compared to 18.08% at March 31, 2025, and 15.26% at December 31, 2024. Management has established a minimum liquid asset ratio of 7.5% and an internal target of 12% or greater. The loan to deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding) measures the amount of funds the Bank lends for each dollar of deposits on hand. Our average loan-to-deposit ratio for the second quarter of 2025 was 81.15%, compared to 80.23% for the first quarter of 2025, and 79.87% for the fourth quarter of 2024. Management has an established target range for the loan-to-deposit ratio of 87% to 89%, but will operate outside that range under certain circumstances.

Cash generated from operations is another important source of funds to meet liquidity needs. The Consolidated Statements of Cash Flows included in Part I, Item 1 of this document present operating cash flows and summarize all significant sources and uses of funds during the six months ended June 30, 2025 and 2024.

Dividends received from the Bank have been the primary source of funds available to the Parent for the payment of dividends to our stockholders, repurchasing our common stock in the open market, and for servicing its debt. The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends the Bank can distribute to the Parent. The Parent targets cash and other liquid assets to provide liquidity in an amount sufficient to fund approximately six quarters of ongoing cash or liquid asset needs, consisting primarily of common stockholder dividends, debt service requirements, and any expected early extinguishment of debt. The Parent may operate below the target level on a temporary basis if a return to the target can be achieved in the near-term, generally not to exceed four quarters. The Parent had cash and liquid assets of $256.2 million at June 30, 2025, exceeding our internal target.

Capital Resources

Stockholders’ equity totaled $4.4 billion at June 30, 2025, up $237.8 million, or 6%, from December 31, 2024. The increase from December 31, 2024 is primarily attributable to net income of $233.0 million, other comprehensive income of $136.3 million and $7.6 million of long-term incentive plan and dividend reinvestment activity. These factors were partially offset by dividends of $78.6 million and share repurchases of $60.5 million.

The tangible common equity (TCE) ratio was 9.84% at June 30, 2025, up 37 bps from 9.47% at December 31, 2024, driven primarily by tangible net earnings (+69 bps), other comprehensive income (+40 bps) and a stock-based compensation and other (+2 bps), partially offset by capital deployed in the Sabal acquisition (-32 bps), dividends (-23 bps), common share repurchases (-18 bps), and tangible asset growth (-1 bp).

The regulatory capital ratios of the Company and the Bank at June 30, 2025 remained well in excess of current regulatory minimum requirements, including capital conservation buffers, by at least $1.2 billion. The Company and the Bank have been categorized as “well-capitalized” in the most recent notices received from our regulators. Refer to the Supervision and Regulation section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion of our capital requirements.

The following table shows the regulatory capital ratios for the Company and the Bank as calculated under current rules for the indicated periods. The capital ratios presented for December 31, 2024 and prior reflect the election to use the current expected credit loss five-year transition rule, which expired on December 31, 2024.

	Well-	June 30,	March 31,	December 31,	September 30,	June 30,
	Capitalized	2025	2025	2024	2024	2024
Total capital (to risk weighted assets)
Hancock Whitney Corporation	10.00%	15.82%	16.37%	15.93%	15.56%	15.00%
Hancock Whitney Bank	10.00%	14.79%	15.27%	14.83%	14.52%	14.00%
Tier 1 common equity capital (to risk weighted assets)
Hancock Whitney Corporation	6.50%	13.97%	14.48%	14.14%	13.78%	13.25%
Hancock Whitney Bank	6.50%	13.57%	14.02%	13.67%	13.36%	12.87%
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	8.00%	13.97%	14.48%	14.14%	13.78%	13.25%
Hancock Whitney Bank	8.00%	13.57%	14.02%	13.67%	13.36%	12.87%
Tier 1 leverage capital
Hancock Whitney Corporation	5.00%	11.35%	11.55%	11.29%	11.03%	10.71%
Hancock Whitney Bank	5.00%	11.02%	11.18%	10.91%	10.69%	10.40%

We regularly perform stress analysis on our capital levels. One such scenario includes the hypothetical impact of including accumulated other comprehensive losses on market valuations of available for sale securities and cash flow hedges in regulatory capital and a further stress scenario that includes both those losses plus losses on the held to maturity investment portfolio in regulatory capital. We estimate that our regulatory capital ratios would remain in excess of the well-capitalized minimums under both of these stress scenarios at June 30, 2025.

On April 24, 2025, our board of directors declared the regular quarterly common stock cash dividend of $0.45 per share. The quarterly common stock cash dividend was paid on June 16, 2025 to shareholders of record on June 5, 2025. The Company has paid uninterrupted dividends to its shareholders since 1967.

In December 2024, our Board of Directors authorized a stock repurchase program, effective January 1, 2025, to repurchase up to 4.3 million shares of the Company’s common stock (approximately 5% of the shares of common stock outstanding as of December 31, 2024). The authorization is set to expire on December 31, 2026. The shares may be repurchased in the open market, by block purchase, through accelerated share repurchase plans, in privately negotiated transactions or otherwise, in one or more transactions, from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The Company is not obligated to purchase any shares under this program and the repurchase authorization may be terminated or amended by the Board at any time prior to the expiration date. During the second quarter of 2025, the Company repurchased 750,000 shares under this program at an average price of $52.39 per share, inclusive of commissions. At June 30, 2025, 1,100,000 shares had been repurchased under this program at an average price of $54.58 per share, inclusive of commissions. The company has accrued an estimated excise tax liability on net share repurchases of $0.4 million at June 30, 2025.

BALANCE SHEET ANALYSIS

Short-Term Investments

Short-term assets are held so that funds are available to meet the cash flow needs of both borrowers and depositors. Short-term investments, including interest-bearing bank deposits and federal funds sold, were $604.6 million at June 30, 2025, down $236.8 million from March 31, 2025 and $335.1 million from December 31, 2024. Average short-term investments of $535.7 million for the second quarter of 2025 were down $157.6 million from the first quarter of 2025. Average short term investments for the six months ended June 30, 2025 totaled $614.0 million, up $155.7 million compared from the same period in 2024. Typically, the balance of short-term investments will change on a daily basis depending upon movement in customer loan and deposit accounts.

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

Investment in securities totaled $7.9 billion at June 30, 2025, up $173.0 million, or 2%, from March 31, 2025 and $270.9 million, or 4%, from December 31, 2024. The increase from December 31, 2024 was primarily driven by favorable movement in the fair value adjustment on the available for sale portfolio of $160.0 million, as well as additional investment in the available for sale portfolio. At June 30, 2025, securities available for sale totaled $5.7 billion and securities held to maturity totaled $2.2 billion.

Our securities portfolio consists mainly of residential and commercial mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies. We invest only in high quality investment grade securities with a targeted portfolio effective duration generally between two and five and a half years. At June 30, 2025, the average expected maturity of the portfolio was 5.35 years with an effective duration of 3.94 years and a nominal weighted-average yield of 2.77%. Under an immediate, parallel rate shock using increases of 100 bps and 200 bps, the effective durations would be 3.98 and 3.96 years, respectively. At December 31, 2024, the average expected maturity of the portfolio was 5.58 years with an effective duration of 4.12 years and a nominal weighted-average yield of 2.66%. The changes in expected maturity, effective duration, and nominal weighted-average yield were largely the result of reinvestment and additional investment in the portfolio during the period. At June 30, 2025, approximately $514.0 million of our available for sale securities are hedged with $477.5 million in fair value hedges in order to provide protection and flexibility to reposition and/or reprice the portfolio, effectively reducing the duration (market price risk) on the hedged securities. During the six months ended June 30, 2025, $203.5 million of fair value hedges became effective, with the net earnings recorded in interest income. Once effective, fair value hedges synthetically convert the notional amount of the hedged asset over the life of the hedge to a variable rate instrument that is indexed to the federal funds effective rate.

At the end of each reporting period, we evaluate the securities portfolio for credit loss. Based on our assessments, expected credit loss was not material for any period presented, and therefore no allowance for credit loss was recorded.

Loans

Total loans at June 30, 2025 were $23.5 billion, up $363.6 million or 2% from March 31, 2025 and up $162.3 million, or 1%, from December 31, 2024. The net increase in loans is largely due to stronger demand, increased line utilization and lower payoffs, discussed in more detail below.

The following table shows the composition of our loan portfolio at each date indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
($ in thousands)	2025	2025	2024	2024	2024
Total loans:
Commercial non-real estate	$9,760,733	$9,636,594	$9,876,592	$9,588,309	$9,847,759
Commercial real estate - owner occupied	3,136,182	3,000,998	3,011,955	3,096,173	3,094,258
Total commercial and industrial	12,896,915	12,637,592	12,888,547	12,684,482	12,942,017
Commercial real estate - income producing	3,940,309	3,809,664	3,798,612	3,988,661	4,053,812
Construction and land development	1,219,514	1,287,919	1,281,115	1,423,615	1,528,393
Residential mortgages	4,057,307	4,025,145	3,961,328	3,988,309	4,000,211
Consumer	1,347,705	1,337,826	1,369,845	1,370,520	1,387,183
Total loans	$23,461,750	$23,098,146	$23,299,447	$23,455,587	$23,911,616

Our commercial customer base is diversified over a range of industries. We lend mainly to middle-market and smaller commercial entities, although we do participate in larger shared-credit loan facilities generally with businesses/sponsors operating in our market areas that are well known to the relationship officers. Shared national credits outstanding at June 30, 2025 totaled approximately $2.2 billion, or 9.5% of total loans, virtually flat compared to March 31, 2025, and down $92.3 million from December 31, 2024. At June 30, 2025, our larger concentrations in shared national credits includes approximately $331 million of real estate rental and leasing credits, $324 million of finance and insurance credits, $253 million of manufacturing credits, $225 million of healthcare-related credits, $203 million in information credits, $203 million of transportation and warehousing credits, and $190 million in wholesale trade credits, with the remainder of the balance in other diverse industries.

Commercial and industrial (“C&I”) loans include both non-real estate and owner occupied real estate secured loans. C&I totaled $12.9 billion at June 30, 2025, up $259.3 million, or 2%, from March 31, 2025 and $8.4 million, or less than 1%, from December 31, 2024. The increase is reflective of increased demand, with growth spread across several sectors.

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

	June 30,		March 31,		December 31,		September 30,		June 30,
	2025		2025		2024		2024		2024
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial & industrial loans:
Health care and social assistance	$1,376,655	11%	$1,387,001	11%	$1,447,349	11%	$1,373,275	11%	$1,421,071	11%
Retail trade	1,327,530	10%	1,301,529	10%	1,283,203	10%	1,262,357	10%	1,258,798	10%
Real estate and rental and leasing	1,249,885	10%	1,220,072	10%	1,189,727	9%	1,216,311	9%	1,255,485	10%
Manufacturing	1,178,187	9%	1,123,114	9%	1,191,781	9%	1,152,823	9%	1,127,144	9%
Wholesale trade	1,103,615	8%	1,105,444	9%	1,148,034	9%	1,076,834	9%	1,133,992	9%
Construction	993,338	8%	1,000,155	8%	989,313	8%	968,213	7%	1,005,536	8%
Transportation and warehousing	986,952	8%	973,187	8%	965,893	7%	974,147	8%	981,175	8%
Professional, scientific, and technical services	796,817	6%	729,215	6%	756,573	6%	747,559	6%	741,955	6%
Accommodation, food services and entertainment	755,365	6%	786,180	6%	772,721	6%	735,563	6%	727,601	6%
Finance and insurance	676,691	5%	638,039	5%	683,401	5%	729,627	6%	778,041	6%
Information	453,154	3%	437,902	3%	410,284	3%	395,155	3%	441,342	3%
Other services (except public administration)	396,440	3%	381,715	3%	414,514	3%	404,696	3%	391,496	3%
Public administration	366,942	3%	388,659	3%	402,872	3%	412,246	3%	422,262	3%
Admin, support, waste mgmt, remediation services	336,566	3%	330,951	3%	326,385	3%	337,175	3%	338,350	3%
Educational services	242,677	2%	244,391	2%	240,096	2%	243,023	2%	251,740	2%
Energy	177,551	1%	178,969	1%	197,317	2%	188,619	1%	200,145	2%
Other	478,550	4%	411,069	3%	469,084	4%	466,859	4%	465,884	4%
Total commercial & industrial loans	$12,896,915	100%	$12,637,592	100%	$12,888,547	100%	$12,684,482	100%	$12,942,017	100%

Commercial real estate - income producing loans totaled approximately $3.9 billion at June 30, 2025, up $130.6 million, or 3%, from March 31, 2025 and $141.7 million, or 4%, from December 31, 2024. Construction and land development loans totaled approximately $1.2 billion at June 30, 2025, down $68.4 million, or 5%, from March 31, 2025, and $61.6 million, or 5%, from December 31, 2024. The following table details the end-of-period aggregated commercial real estate - income producing and construction loan balances by property type. Loans reflected in 1-4 family residential construction include both loans to construction builders as well as single family borrowers.

	June 30,		March 31,		December 31,		September 30,		June 30,
	2025		2025		2024		2024		2024
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial real estate - income producing and construction loans:
Multifamily	$1,401,521	27%	$1,363,926	27%	$1,343,544	26%	$1,324,329	25%	$1,448,473	26%
Retail	821,420	16%	783,489	15%	773,621	15%	836,827	15%	838,782	15%
Industrial	710,424	14%	756,324	15%	698,520	14%	761,464	14%	741,813	13%
Healthcare related properties	641,735	12%	647,046	13%	658,067	13%	746,342	14%	758,806	14%
Office	503,525	10%	496,379	10%	506,690	10%	485,672	9%	507,395	9%
Hotel, motel and restaurants	437,650	9%	423,005	8%	424,866	8%	491,065	9%	489,829	9%
1-4 family residential construction	228,104	4%	217,849	4%	235,745	5%	264,819	5%	302,179	5%
Other land loans	169,303	3%	183,725	4%	192,919	4%	181,459	3%	176,069	3%
Other	246,141	5%	225,840	4%	245,755	5%	320,299	6%	318,859	6%
Total commercial real estate - income producing and construction loans	$5,159,823	100%	$5,097,583	100%	$5,079,727	100%	$5,412,276	100%	$5,582,205	100%

The residential mortgage loan portfolio totaled $4.1 billion at June 30, 2025, up $32.2 million, or 1%, compared to March 31, 2025 and $96.0 million, or 2%, compared to December 31, 2024. The composition of the residential mortgage loan portfolio will depend on the volume of loans originated and the percentage ultimately sold in the secondary market.

The consumer loan portfolio totaled $1.3 billion at June 30, 2025, up $9.9 million, or 1%, from March 31, 2025 and down $22.1 million, or 2%, from December 31, 2024. Changes in the consumer loan portfolio balance include the impact of our exit from the indirect automobile lending market, where the existing portfolio is in run-off. The indirect loan portfolio totaled $8.9 million at June 30, 2025, down $3.8 million from March 31, 2025 and down $9.1 million from December 31, 2024.

Average loans for the second quarter of 2025 of $23.2 billion were up $180.7 million, or 1%, compared to the first quarter of 2025.

Management expects the December 31, 2025 period-end loan growth percentage to be in the low single digits from the December 31, 2024 balance of $23.3 billion.

Allowance for Credit Losses and Asset Quality

Our allowance for credit losses was $340.3 million at June 30, 2025, down $2.9 million from March 31, 2025, and $2.6 million from December 31, 2024. The decrease in the allowance for credit losses from March 31, 2025 is attributable to $17.8 million of net charge-offs, partially offset by a $14.9 million provision for credit losses. Our overall credit loss outlook is not significantly different from that at March 31, 2025. Uncertainty remains related to tariffs, ongoing inflationary pressure, elevated interest rates and the outcome of the Federal Reserve’s actions with respect to monetary policy, and geopolitical conflicts, which continues to result in an elevated reserve relative to pre-pandemic levels. The allowance for loan losses decreased $4.9 million and the reserve for unfunded lending commitments increased $2.0 million from March 31, 2025. The decrease in the allowance for loan losses at June 30, 2025 compared to March 31, 2025 was largely driven by the commercial real estate - income producing and the construction and land development portfolios, which was partially offset by increases in certain other portfolios due to the expected impact of continued stress from current market conditions on our borrowers. The increase in the reserve for unfunded commitments compared to March 31, 2025 is largely volume driven.

We utilized the June 2025 Moody's economic scenarios for our allowance for credit losses at June 30, 2025. After considering the variables underlying each of the Moody's economic scenarios, management probability-weighed the baseline scenario at 50% and the downside S-2 mild recessionary scenario at 50% in the computation of the allowance for credit losses at June 30, 2025, compared to probability-weighting of the baseline scenario at 40% and the downside S-2 mild recessionary scenario at 60% in the computation of the allowance for credit losses at March 31, 2025. The change in probability weightings from those used at March 31, 2025 does not indicate a significant shift in our overall credit loss outlook, but rather, a response to certain changes in the assumptions underlying the Moody's forecast scenarios that shifted the baseline to be somewhat more pessimistic. Each of the scenarios considered have varying degrees of severity and duration of impacts to forecasted market conditions, economic indicators, monetary and other governmental policies and geopolitical conditions, among other variables. Refer to the Economic Outlook section of this discussion and analysis for further information on the Moody’s scenarios and our weighting assumptions.

Our allowance for credit losses coverage to total loans was 1.45% at June 30, 2025, down from 1.49% at March 31, 2025 and 1.47% at December 31, 2024. The allowance for credit losses on the commercial portfolio totaled $268.7 million, or 1.49% of that portfolio, at June 30, 2025, compared to $272.0 million, or 1.53%, at March 31, 2025. The allowance for credit losses on the residential mortgage portfolio totaled $43.6 million, or 1.08% of that portfolio, at June 30, 2025, compared to $43.2 million, or 1.07%, at March 31, 2025. The allowance for credit losses on the consumer portfolio totaled $28.0 million, or 2.08% of that portfolio, at June 30, 2025, compared to $28.0 million, or 2.09%, at March 31, 2025.

Criticized commercial loans totaled $569.3 million at June 30, 2025, down $24.7 million, or 4%, from $594.1 million at March 31, 2025, and $53.7 million, or 9%, from $623.0 million at December 31, 2024. Criticized loans are defined as those having potential weaknesses that deserve management’s close attention (risk-rated as special mention, substandard and doubtful), including both accruing and nonaccruing loans. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process. In addition, the Company often reviews portfolios of loans to determine if there are areas of risk not specifically identified in its loan by loan approach. Criticized commercial loans comprised 3.15% of that portfolio at June 30, 2025, down from 3.35% at March 31, 2025, and 3.47% at December 31, 2024. We remain focused on identifying specific and broader risk indicators that may be impacting certain segments in our portfolio, and we have not seen signs of significant weakening in any particular industry, sector or geographic segment beyond what we believe has been experienced by the banking industry as a whole. Our criticized commercial loans at June 30, 2025 are diversified across many industries, with the largest concentrations as follows: $89.7 million in retail trade; $69.3 million in transportation and warehousing; $65.8 million in real estate, rental and leasing; $64.0 million in wholesale trade; $61.4 million in accommodation, food service, and entertainment; $56.5 million in healthcare and social assistance; $45.5 million in construction; and $43.5 million in manufacturing. Commercial loans risk rated pass-watch totaled $550.0 million at June 30, 2025, up $46.3 million, or 9%, from March 31, 2025, and $28.6 million, or 5%, from December 31, 2024. The pass-watch risk rating includes credits with negative performance trends that reflect sufficient risk to cause concern, but have not risen to the level of criticized.

Net charge-offs were $17.8 million, or 0.31% of average total loans on an annualized basis in the second quarter of 2025, compared to $10.3 million, or 0.18% of average total loans on an annualized basis in the first quarter of 2025. Net charge-offs in the second quarter of 2025 included $14.7 million in the commercial portfolio, which includes a $14.6 million charge-off attributable to a single borrower that is working through resolution, $2.9 million in the consumer portfolio, and $0.2 million in the residential mortgage portfolio. Net charge-offs in the first quarter of 2025 included $7.1 million in the commercial portfolio and $3.4 million in the consumer portfolio, partially offset by net recoveries of $0.2 million in the residential mortgage portfolio.

The following table provides a rollforward for the allowance for credit loss, coverage ratios and net charge-off ratios for the periods indicated.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
($ in thousands)	2025	2025	2024	2025	2024
Provision and Allowance for Credit Losses
Allowance for loan losses:
Allowance for loan losses at beginning of period	$318,119	$318,882	$313,726	$318,882	$307,907
Loans charged-off:
Commercial non real estate	18,352	6,132	7,674	24,484	17,304
Commercial real estate - owner-occupied	—	2,741	—	2,741	—
Total commercial & industrial	18,352	8,873	7,674	27,225	17,304
Commercial real estate - income producing	—	34	—	34	8,819
Construction and land development	25	8	150	33	225
Total commercial	18,377	8,915	7,824	27,292	26,348
Residential mortgages	262	167	11	429	67
Consumer	3,689	4,211	4,116	7,900	8,902
Total charge-offs	22,328	13,293	11,951	35,621	35,317
Recoveries of loans previously charged-off:
Commercial non real estate	3,392	1,650	2,950	5,042	16,054
Commercial real estate - owner-occupied	268	95	759	363	861
Total commercial & industrial	3,660	1,745	3,709	5,405	16,915
Commercial real estate - income producing	—	—	2	—	5
Construction and land development	13	110	1	123	62
Total commercial	3,673	1,855	3,712	5,528	16,982
Residential mortgages	66	387	94	453	296
Consumer	803	804	860	1,607	1,774
Total recoveries	4,542	3,046	4,666	7,588	19,052
Total net charge-offs	17,786	10,247	7,285	28,033	16,265
Provision for loan losses	12,856	9,484	9,707	22,340	24,506
Allowance for loan losses at end of period	$313,189	$318,119	$316,148	$313,189	$316,148
Reserve for Unfunded Lending Commitments:
Reserve for unfunded lending commitments at beginning of period	$25,031	$24,053	$27,063	$24,053	$28,894
Provision for losses on unfunded lending commitments	2,069	978	(984)	3,047	(2,815)
Reserve for unfunded lending commitments at end of period	$27,100	$25,031	$26,079	$27,100	$26,079
Total Allowance for Credit Losses	$340,289	$343,150	$342,227	$340,289	$342,227
Total Provision for Credit Losses	$14,925	$10,462	$8,723	$25,387	$21,691
Coverage Ratios:
Allowance for loan losses to period-end loans	1.33%	1.38%	1.32%	1.33%	1.32%
Allowance for credit losses to period-end loans	1.45%	1.49%	1.43%	1.45%	1.43%
Charge-offs ratios:
Gross charge-offs to average loans	0.39%	0.23%	0.20%	0.31%	0.30%
Recoveries to average loans	0.08%	0.05%	0.08%	0.07%	0.16%
Net charge-offs to average loans	0.31%	0.18%	0.12%	0.24%	0.14%
Net Charge-offs to average loans by portfolio
Commercial non real estate	0.62%	0.19%	0.19%	0.41%	0.03%
Commercial real estate - owner-occupied	(0.04)%	0.36%	(0.10)%	0.16%	(0.06)%
Total commercial & industrial	0.46%	0.23%	0.12%	0.35%	0.01%
Commercial real estate - income producing	0.00%	0.00%	(0.00)%	0.00%	0.44%
Construction and land development	0.00%	(0.03)%	0.04%	(0.01)%	0.02%
Total commercial	0.33%	0.16%	0.09%	0.25%	0.10%
Residential mortgages	0.02%	(0.02)%	(0.01)%	(0.00)%	(0.01)%
Consumer	0.87%	1.02%	0.95%	0.95%	1.02%

The following table sets forth for the periods indicated nonaccrual loans and reportable loan modifications to borrowers experiencing financial difficulty by type, and foreclosed and surplus ORE and other foreclosed assets. The table also includes loans past due 90 days or more and still accruing.

	June 30,	March 31,	December 31,	September 30,	June 30,
($ in thousands)	2025	2025	2024	2024	2024
Loans accounted for on a nonaccrual basis:
Commercial non-real estate	$20,196	$15,261	$14,172	$17,443	$13,952
Commercial non-real estate - modified	11,710	19,393	19,246	3,954	3,999
Total commercial non-real estate	31,906	34,654	33,418	21,397	17,951
Commercial real estate - owner occupied	3,237	3,913	2,727	1,988	3,741
Commercial real estate - owner-occupied - modified	352	366	—	901	919
Total commercial real estate - owner-occupied	3,589	4,279	2,727	2,889	4,660
Commercial real estate - income producing	5,094	5,127	356	1,918	23,603
Commercial real estate - income producing - modified	841	841	—	—	—
Total commercial real estate - income producing	5,935	5,968	356	1,918	23,603
Construction and land development	1,932	1,851	5,561	6,316	1,774
Construction and land development - modified	—	—	—	—	—
Total construction and land development	1,932	1,851	5,561	6,316	1,774
Residential mortgage	41,122	41,978	43,157	38,571	27,958
Residential mortgage - modified	178	4,426	929	541	335
Total residential mortgage	41,300	46,404	44,086	39,112	28,293
Consumer	10,260	11,058	11,187	11,234	9,972
Consumer - modified	—	—	—	—	—
Total consumer	10,260	11,058	11,187	11,234	9,972
Total nonaccrual loans	$94,922	$104,214	$97,335	$82,866	$86,253
ORE and foreclosed assets	26,847	26,690	27,797	27,732	2,114
Total nonaccrual loans and ORE and foreclosed assets	$121,769	$130,904	$125,132	$110,598	$88,367
Modified loans - still accruing:
Commercial non-real estate	$45,123	$58,188	$74,211	$82,609	$49,892
Commercial real estate - owner occupied	—	—	—	799	802
Commercial real estate - income producing	1,846	1,882	2,741	3,050	3,483
Construction and land development	—	—	—	—	82
Residential mortgage	15,265	10,514	2,241	3,344	2,738
Consumer	—	34	131	354	425
Total modified loans - still accruing	$62,234	$70,618	$79,324	$90,156	$57,422
Total reportable modified loans	$75,315	$95,644	$99,499	$95,552	$62,675
Loans 90 days past due still accruing	$58,702	$15,593	$21,852	$5,967	$6,069
Ratios:
Nonaccrual loans to total loans	0.40%	0.45%	0.42%	0.35%	0.36%
Nonaccrual loans plus ORE and foreclosed assets to loans plus ORE and foreclosed assets	0.52%	0.57%	0.54%	0.47%	0.37%
Allowance for loan losses to nonaccrual loans	329.94%	305.26%	327.61%	382.87%	366.54%
Allowance for loan losses to nonaccrual loans and accruing loans 90 days past due	203.87%	265.53%	267.55%	357.15%	342.44%
Loans 90 days past due still accruing to loans	0.25%	0.07%	0.09%	0.03%	0.03%

Nonaccrual loans plus ORE and foreclosed assets totaled $121.8 million at June 30, 2025, down $9.1 million from March 31, 2025, and $3.4 million from December 31, 2024. Nonaccrual loans of $94.9 million decreased $9.3 million from March 31, 2025, and $2.4 million from December 31, 2024. The ratio to total loans remains relatively low at 0.40% of the total portfolio. ORE and foreclosed assets were $26.8 million at June 30, 2025, up $0.2 million from March 31, 2025, and down $1.0 million from December 31, 2024. Nonaccrual loans plus ORE and other foreclosed assets as a percentage of total loans, ORE and other foreclosed assets was 0.52% at June 30, 2025, down 5 bps from March 31, 2025, and 2 bps from December 31, 2024. The higher than typical balance of loans 90 days past due still accruing of $58.7 million at June 30, 2025 includes $36.7 million related to a single relationship with matured loans that were extended shortly after quarter-end.

We currently expect net charge-offs as a percentage of average loans to range from 0.15% to 0.25% for 2025. Future assumptions in economic forecast, loan growth, portfolio mix and asset quality will drive the level of credit loss reserves.

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

Lack of diversity in concentration within a deposit base may increase the risk of events or trends that could prompt a larger-scale demand for deposits outflow. Concerns over a financial institution's ability to protect deposit balances in excess of the federally insured limit may increase the risk of a deposit run. We consider our deposit base to be seasoned, stable and well-diversified. We also offer our customers an insured cash sweep product (ICS) that allows customers to secure deposits above FDIC insured limits. We continue to see demand for the ICS product, with the balance totaling $385.4 million at June 30, 2025, compared to $378.5 million at March 31, 2025 and $359.7 million at December 31, 2024. At June 30, 2025, we have calculated our average deposit account size by dividing period-end deposits by the population of accounts with balances to be approximately $37,500, which includes $201,700 in our commercial and small business lines (excluding public funds), $121,100 in our wealth management business line, and $18,200 in our consumer business line.

Further, at June 30, 2025, our sources of liquidity exceed uninsured deposits. We have estimated the Bank’s amount of uninsured deposits using the methodologies and assumptions required for FDIC regulatory reporting to be approximately $14.4 billion at June 30, 2025, down $134.3 million compared to March 31, 2025. Our uninsured deposit total at June 30, 2025 includes approximately $3.2 billion of public funds that have pledged securities as collateral, leaving approximately $11.2 billion of noncollateralized, uninsured deposits compared to total liquidity of $19.4 billion. Our ratio of noncollateralized, uninsured deposits to total deposits was approximately 38.6% at June 30, 2025, compared to 37.7% at March 31, 2025, and 37.3% at December 31, 2024.

Total deposits were $29.0 billion at June 30, 2025, down $148.1 million, or 1%, from March 31, 2025 and $446.2 million, or 2% from December 31, 2024. Average deposits for the second quarter of 2025 were $28.6 billion, down $102.5 million, or less than 1%, from the first quarter of 2025.

The following table shows the composition of our deposits at each date indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
($ in thousands)	2025	2025	2024	2024	2024

Noninterest-bearing deposits	$10,638,785	$10,614,874	$10,597,461	$10,499,476	$10,642,213
Interest-bearing retail transaction and savings deposits	11,498,300	11,419,406	11,327,725	10,902,720	10,824,142
Interest-bearing public fund deposits:
Public fund transaction and savings deposits	2,902,513	2,921,566	3,127,427	2,622,580	2,837,048
Public fund time deposits	83,472	82,750	85,072	81,525	84,676
Total interest-bearing public fund deposits	2,985,985	3,004,316	3,212,499	2,704,105	2,921,724
Retail time deposits	3,923,542	4,156,137	4,348,265	4,686,111	4,612,564
Brokered time deposits	—	—	6,901	190,493	200,075
Total interest-bearing deposits	18,407,827	18,579,859	18,895,390	18,483,429	18,558,505
Total deposits	$29,046,612	$29,194,733	$29,492,851	$28,982,905	$29,200,718

Noninterest-bearing demand deposits totaled $10.6 billion at June 30, 2025, up $23.9 million, or less than 1%, from March 31, 2025 and $41.3 million, or less than 1%, from December 31, 2024. Noninterest-bearing demand deposits comprised 37% of total deposits at June 30, 2025, up from 36% at both March 31, 2025 and December 31, 2024.

Interest-bearing transaction and savings accounts totaled $11.5 billion at March 31, 2025, up $78.9 million, or 1%, from March 31, 2025 and up $170.6 million, or 2%, from December 31, 2024. Interest-bearing public fund deposits totaled $3.0 billion at June 30, 2025, down $18.3 million, or 1%, from March 31, 2025 and $226.5 million or 7%, from December 31, 2024. The decrease in public funds deposits is mostly reflective of typical seasonal outflows during the first half of the year. Retail time deposits totaled $3.9 billion at June 30, 2025, down $232.6 million, or 6%, from March 31, 2025 and $424.7 million, or 10%, from December 31, 2024. The decline in retail time deposits is mostly attributable to maturities that did not renew, some of which shifted into interest-bearing transaction and savings accounts or non-interest bearing accounts. We had no brokered time deposits at June 30, 2025 and March 31, 2025, compared to $6.9 million at December 31, 2024. The Company uses brokered deposits as one component of its funding strategy, subject to certain policies regarding the amount, term and interest rate.

The rate paid on interest-bearing deposits for the second quarter of 2025 was 2.58%, down 5 bps from 2.63% in the first quarter of 2025. Rates paid on deposits will vary based on prevailing interest rates and promotional rate offerings on the various product types. The following table sets forth average balances and weighted-average rates paid on deposits for the second and first quarters of 2025 and the second quarter of 2024.

	Three months ended
	June 30, 2025			March 31, 2025			June 30, 2024
($ in millions)	Balance	Rate	Mix	Balance	Rate	Mix	Balance	Rate	Mix
Interest-bearing deposits:
Interest-bearing transaction deposits	$2,840.7	1.37%	9.9%	$2,800.9	1.34%	9.7%	$2,610.5	1.55%	9.0%
Money market deposits	6,380.4	2.90	22.2	6,320.5	2.88	22.0	6,036.1	3.32	20.8
Savings deposits	2,138.8	0.72	7.5	2,099.3	0.61	7.3	2,094.9	0.29	7.2
Time deposits	4,026.4	3.58	14.1	4,254.5	3.81	14.8	4,833.4	4.72	16.6
Public Funds	2,946.2	3.01	10.3	3,114.0	3.03	10.8	2,967.3	3.58	10.2
Total interest-bearing deposits	18,332.5	2.58%	64.0	18,589.2	2.63%	64.6	18,542.2	3.14%	63.8
Noninterest-bearing demand deposits	10,317.4		36.0	10,163.2		35.4	10,526.9		36.2
Total deposits	$28,649.9		100.0%	$28,752.4		100.0%	$29,069.1		100.0%

The following sets forth the maturities of time certificates of deposit greater than $250,000 at June 30, 2025.

June 30,
($ in thousands)	2025
Three months	$869,436
Over three months through six months	388,116
Over six months through one year	282,071
Over one year	9,555
Total	$1,549,178

Management expects the December 31, 2025 period-end deposit growth percentage to be in the low single digits compared to the December 31, 2024 balance of $29.5 billion.

Short-Term Borrowings

At June 30, 2025, short-term borrowings totaled $1.0 billion, up $502.1 million from March 31, 2025 and $405.9 million from December 31, 2024. The increases from March 31, 2025 and December 31, 2024 are attributable to increases in FHLB borrowings and federal funds purchased, partially offset by a decrease in customer repurchase agreements. Average short-term borrowings of $853.7 million in the second quarter of 2025 were up $217.8 million, or 34%, from the first quarter of 2025.

Short-term borrowings are a core portion of the Company’s funding strategy and can fluctuate depending on our funding needs and the sources utilized. Customer repurchase agreements and FHLB borrowings are the major sources of short-term borrowings. Customer repurchase agreements are offered mainly to commercial customers to assist them with their cash management strategies or to provide a temporary investment vehicle for their excess liquidity pending redeployment for corporate or investment purposes. While customer repurchase agreements provide a recurring source of funds to the Bank, amounts available will vary. FHLB borrowings are funds from the Federal Home Loan Bank that are collateralized by certain residential mortgage and commercial real estate loans included in the Bank’s loan portfolio, subject to specific criteria. There was $400 million in FHLB borrowings outstanding at June 30, 2025. There were no FHLB borrowings outstanding at March 31, 2025 and December 31, 2024.

Long-Term Debt

Long-term debt totaled $210.6 million at June 30, 2025, virtually unchanged from both March 31, 2025 and December 31, 2024.

Long-term debt at June 30, 2025 includes subordinated notes payable with an aggregate principal amount of $172.5 million, a stated maturity of June 15, 2060, and a fixed rate of 6.25% per annum that qualify as Tier 2 capital of certain regulatory capital ratios. Subject to prior approval by the Federal Reserve, the Company may redeem these notes in whole or in part on any of its quarterly interest payment dates.

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

The contractual amounts of these instruments reflect our exposure to credit risk. The Bank undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. At June 30, 2025, the Company had a reserve for credit losses on unfunded lending commitments totaling $27.1 million.

The following table shows the commitments to extend credit and letters of credit at June 30, 2025 according to expiration date.

		Expiration Date
		Less than	1-3	3-5	More than
($ in thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$9,280,007	$4,088,385	$2,350,449	$2,070,062	$771,111
Letters of credit	417,869	378,857	12,549	26,463	—
Total	$9,697,876	$4,467,242	$2,362,998	$2,096,525	$771,111

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

NEW ACCOUNTING PRONOUNCEMENTS

Refer to Note 17 to our consolidated financial statements included elsewhere in this report.

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

Net Interest Income at Risk

The following table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in rates at June 30, 2025. Shifts are measured in 100 basis point increments in a range from -500 to +500 basis points from base case, with -300 through +300 basis points presented in the table below. Our interest rate sensitivity modeling incorporates a number of assumptions including loan and deposit repricing characteristics, the rate of loan prepayments and other factors. The base scenario assumes that the current interest rate environment is held constant over a 24-month forecast period and is the scenario to which all others are compared in order to measure the change in net interest income. Policy limits on the change in net interest income under a variety of interest rate scenarios are approved by the Board of Directors. All policy scenarios assume a static volume forecast where the balance sheet is held constant, although other scenarios are modeled.

		Estimated Increase
		(Decrease) in NII
	Change in Interest Rates	Year 1	Year 2
	(basis points)
-	300	-6.19%	-14.87%
-	200	-4.04%	-9.98%
-	100	-1.85%	-4.66%
+	100	1.58%	4.00%
+	200	2.98%	7.64%
+	300	4.37%	11.26%

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

Economic Value of Equity (EVE)

EVE simulation involves calculating the present value of all future cash flows from assets and subtracting the present value of all future cash outflows from liabilities including the impact of off-balance sheet items such as interest rate hedges. This analysis results in a theoretical market value of the bank's equity or EVE. Management’s focus on EVE analysis is not on the resulting calculation of EVE itself, but instead on the sensitivity of EVE to changes in market rates. Policy limits on the change in EVE under a variety of interest rate scenarios are approved by the Board of Directors. The following table presents an analysis of the change in the Bank’s EVE resulting from instantaneous and parallel shifts in rates as of June 30, 2025. Shifts are measured in 100 basis point increments ranging from -500 to +500 basis points from base case, with -300 through +300 basis points presented in table below.

		Estimated Change in EVE at
Change in Interest Rates		June 30, 2025
(basis points)
-	300	2.51%
-	200	2.48%
-	100	1.75%
+	100	-2.43%
+	200	-5.20%
+	300	-8.05%

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

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures were effective.

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The following is a summary of common share repurchases during the three months ended June 30, 2025.

	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased under such Plans or Programs
April 1, 2025 - April 30, 2025	400,429	$50.71	400,000	3,556,000
May 1, 2025 - May 31, 2025	328,179	$54.27	325,000	3,231,000
June 1, 2025 - June 30, 2025	25,000	$54.39	25,000	3,206,000
	753,608	$52.38	750,000

(a) Includes common stock purchased in connection with our share-based payment plans related shares used to cover payroll tax withholding requirements. See Note 14 – Share-Based Payment Arrangements in our 2024 Form 10-K, which includes additional information regarding our share-based incentive plans.

(b) Average price paid does not include the one percent excise tax charged on public company net share repurchases.

Item 5. Other Information

Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2025.

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

August 7, 2025