Form 10-Q
period 2025-09-30
HANCOCK WHITNEY CORP
filed 2025-11-05
CIK 750577

*

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

83,613,122 common shares were outstanding at October 31, 2025.

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

TSR – total shareholder return

U.S. Treasury – The United States Department of the Treasury

401(k) Plan – the Hancock Whitney Corporation 401(k) Savings Plan and Trust Agreement

Part I. Financial Information

Item 1. Financial Statements

Hancock Whitney Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
(in thousands, except per share data)	2025	2024
ASSETS
Cash and due from banks	$514,582	$574,910
Interest-bearing bank deposits	911,068	939,306
Federal funds sold	246	409
Securities available for sale, at fair value (amortized cost of $6,203,454 and $5,774,133)	5,793,670	5,161,491
Securities held to maturity (fair value of $2,064,591 and $2,233,526)	2,197,611	2,435,663
Loans held for sale (includes $33,161 and $18,929 measured at fair value)	33,161	21,525
Loans	23,596,565	23,299,447
Less: allowance for loan losses	(313,636)	(318,882)
Loans, net	23,282,929	22,980,565
Property and equipment, net of accumulated depreciation of $365,542 and $345,962	260,315	279,767
Right of use assets, net of accumulated amortization of $71,153 and $67,063	103,688	98,822
Prepaid expenses	58,921	45,763
Other real estate and foreclosed assets, net	11,140	27,797
Accrued interest receivable	142,025	143,237
Goodwill	925,404	855,453
Other intangible assets, net	69,692	35,224
Life insurance contracts	785,818	774,542
Funded pension assets, net	270,795	260,003
Deferred tax asset, net	74,604	146,567
Other assets	330,738	300,741
Total assets	$35,766,407	$35,081,785
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$10,305,303	$10,597,461
Interest-bearing	18,354,447	18,895,390
Total deposits	28,659,750	29,492,851
Short-term borrowings	1,891,520	639,015
Long-term debt	210,657	210,544
Accrued interest payable	17,245	20,148
Lease liabilities	122,803	117,817
Other liabilities	389,953	473,774
Total liabilities	31,291,928	30,954,149
Stockholders' equity:
Common stock	309,513	309,513
Capital surplus	1,633,674	1,719,609
Retained earnings	2,947,752	2,704,606
Accumulated other comprehensive loss, net	(416,460)	(606,092)
Total stockholders' equity	4,474,479	4,127,636
Total liabilities and stockholders' equity	$35,766,407	$35,081,785
Preferred shares authorized (par value of $20.00 per share)	50,000	50,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	92,947	92,947
Common shares outstanding	84,711	86,124

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Interest income:
Loans, including fees	$344,341	$369,349	$1,014,242	$1,102,632
Loans held for sale	375	575	1,115	1,318
Securities-taxable	56,337	49,148	162,282	143,685
Securities-tax exempt	3,932	4,359	12,157	13,356
Short-term investments	4,035	6,045	17,126	17,714
Total interest income	409,020	429,476	1,206,922	1,278,705
Interest expense:
Deposits	118,101	147,227	356,374	439,320
Short-term borrowings	8,201	7,421	14,911	21,828
Long-term debt	2,980	3,064	9,035	9,192
Total interest expense	129,282	157,712	380,320	470,340
Net interest income	279,738	271,764	826,602	808,365
Provision for credit losses	12,651	18,564	38,038	40,255
Net interest income after provision for credit losses	267,087	253,200	788,564	768,110
Noninterest income:
Service charges on deposit accounts	25,220	23,144	73,595	67,658
Trust fees	24,211	18,014	64,986	53,564
Bank card and ATM fees	21,814	21,639	64,532	64,088
Investment and annuity fees and insurance commissions	14,507	10,890	36,525	32,523
Secondary mortgage market operations	3,475	3,379	11,090	9,816
Other income	16,774	18,829	48,588	45,271
Total noninterest income	106,001	95,895	299,316	272,920
Noninterest expense:
Compensation expense	100,681	94,371	285,508	288,061
Employee benefits	21,341	21,400	67,373	67,593
Personnel expense	122,022	115,771	352,881	355,654
Net occupancy expense	14,066	13,438	41,471	39,991
Equipment expense	4,156	4,689	12,788	13,229
Data processing expense	30,665	31,124	95,363	91,232
Professional services expense	13,375	10,984	41,981	29,478
Amortization of intangible assets	2,694	2,292	7,331	7,207
Deposit insurance and regulatory fees	4,656	5,480	14,504	20,419
Other real estate and foreclosed assets expense (income), net	(337)	(411)	2,624	(1,706)
Other expense	21,456	20,472	64,848	62,073
Total noninterest expense	212,753	203,839	633,791	617,577
Income before income taxes	160,335	145,256	454,089	423,453
Income taxes expense	32,869	29,684	93,588	84,712
Net income	$127,466	$115,572	$360,501	$338,741
Earnings per common share-basic	$1.50	$1.33	$4.20	$3.89
Earnings per common share-diluted	$1.49	$1.33	$4.17	$3.88
Dividends paid per share	$0.45	$0.40	$1.35	$1.10
Weighted average shares outstanding-basic	84,871	86,234	85,509	86,421
Weighted average shares outstanding-diluted	85,453	86,560	85,977	86,650

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2025	2024	2025	2024
Net income	$127,466	$115,572	$360,501	$338,741
Other comprehensive income (loss) before income taxes:
Net change in unrealized loss on securities available for sale, cash flow hedges and equity method investment	57,901	219,703	215,684	121,552
Reclassification of net loss realized and included in earnings	9,714	13,964	28,797	41,689
Valuation adjustments to employee benefit plans	—	—	—	22,014
Amortization of unrealized net loss on securities transferred to held to maturity	413	461	1,205	1,279
Other comprehensive income before income taxes	68,028	234,128	245,686	186,534
Income tax expense	14,661	51,688	56,054	40,903
Other comprehensive income net of income taxes	53,367	182,440	189,632	145,631
Comprehensive income	$180,833	$298,012	$550,133	$484,372

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended September 30, 2025 and 2024					Accumulated
	Common Stock				Other
(in thousands, except parenthetical share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Loss	Total
Balance, June 30, 2025	92,947	$309,513	$1,666,695	$2,859,038	$(469,827)	$4,365,419
Net income	—	—	—	127,466	—	127,466
Other comprehensive income	—	—	—	—	53,367	53,367
Comprehensive income						180,833
Dividends declared ($0.45 per common share)	—	—	—	(38,771)	—	(38,771)
Common stock activity, long-term incentive plans	—	—	6,305	19	—	6,324
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	1,140	—	—	1,140
Repurchase of common stock (662,500 shares)	—	—	(40,466)	—	—	(40,466)
Balance, September 30, 2025	92,947	$309,513	$1,633,674	$2,947,752	$(416,460)	$4,474,479
Balance, June 30, 2024	92,947	$309,513	$1,732,084	$2,537,057	$(657,936)	$3,920,718
Net income	—	—	—	115,572	—	115,572
Other comprehensive income	—	—	—	—	182,440	182,440
Comprehensive income						298,012
Cash dividends declared ($0.40 per common share)	—	—	—	(35,089)	—	(35,089)
Common stock activity, long-term incentive plans	—	—	5,276	44	—	5,320
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	1,077	—	—	1,077
Repurchase of common stock (300,000 Shares)	—	—	(15,351)	—	—	(15,351)
Balance, September 30, 2024	92,947	$309,513	$1,723,086	$2,617,584	$(475,496)	$4,174,687

Nine Months Ended September 30, 2025 and 2024					Accumulated
	Common Stock				Other
(in thousands, except parenthetical share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Loss	Total
Balance, December 31, 2024	92,947	$309,513	$1,719,609	$2,704,606	$(606,092)	$4,127,636
Net income	—	—	—	360,501	—	360,501
Other comprehensive income	—	—	—	—	189,632	189,632
Comprehensive income						550,133
Dividends declared ($1.35 per common share)	—	—	—	(117,385)	—	(117,385)
Common stock activity, long-term incentive plans	—	—	11,643	30	—	11,673
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	3,352	—	—	3,352
Repurchase of common stock (1,762,500 Shares)	—	—	(100,930)	—	—	(100,930)
Balance, September 30, 2025	92,947	$309,513	$1,633,674	$2,947,752	$(416,460)	$4,474,479
Balance, December 31, 2023	92,947	$309,513	$1,739,671	$2,375,604	$(621,127)	$3,803,661
Net income	—	—	—	338,741	—	338,741
Other comprehensive income	—	—	—	—	145,631	145,631
Comprehensive income						484,372
Dividends declared ($1.10 per common share)	—	—	—	(96,890)	—	(96,890)
Common stock activity, long-term incentive plans	—	—	10,293	129	—	10,422
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	3,095	—	—	3,095
Repurchase of common stock (612,993 Shares)	—	—	(29,973)	—	—	(29,973)
Balance, September 30, 2024	92,947	$309,513	$1,723,086	$2,617,584	$(475,496)	$4,174,687

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
($ in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$360,501	$338,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,128	24,530
Provision for credit losses	38,038	40,255
Gain on other real estate and foreclosed assets	(715)	(1,826)
Deferred tax expense	16,342	4,640
Increase cash surrender value of life insurance contracts	(17,975)	(21,116)
Loss (gain) loss on disposal of assets	257	(1,365)
Net (increase) decrease in loans held for sale	(11,082)	1,614
Net amortization of securities premium/discount	9,963	10,211
Amortization of intangible assets	7,331	7,207
Stock-based compensation expense	18,404	17,171
Net change in derivative collateral liability	(30,469)	(31,172)
Net decrease in interest payable and other liabilities	(10,415)	(781)
Net (increase) decrease in other assets	(13,314)	52,594
Other, net	778	(6,520)
Net cash provided by operating activities	388,772	434,183
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities available for sale	302,056	293,734
Purchases of securities available for sale	(718,792)	(542,759)
Proceeds from maturities of securities held to maturity	231,062	203,433
Payments received (made) to terminate hedge instruments	2,270	(13,730)
Net decrease (increase) in short-term investments	28,401	(168,149)
Net (purchases) redemption of Federal Home Loan Bank stock	(47,822)	122,528
Proceeds from sales of loans and leases	80,239	100,518
Net (increase) decrease in loans	(425,959)	307,662
Purchases of property and equipment	(11,578)	(7,500)
Net cash paid in business acquisition	(112,071)	—
Proceeds from sales of other real estate and foreclosed assets	24,364	5,695
Other, net	(430)	(1,153)
Net cash (used in) provided by investing activities	(648,260)	300,279
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(833,101)	(707,154)
Net increase in short-term borrowings	1,252,505	111,115
Dividends paid	(116,593)	(96,153)
Payroll tax remitted on net share settlement of equity awards	(6,761)	(6,880)
Proceeds from dividend reinvestment and stock purchase plans	3,352	3,095
Repurchase of common stock	(100,242)	(29,811)
Net cash provided by (used in) financing activities	199,160	(725,788)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(60,328)	8,674
CASH AND DUE FROM BANKS, BEGINNING	574,910	561,202
CASH AND DUE FROM BANKS, ENDING	$514,582	$569,876
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$12,063	$28,010

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

The following table sets forth the preliminary acquisition date fair value of the assets acquired and the liabilities assumed, the consideration paid, and the resulting goodwill as of September 30, 2025.

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

The operating results of the Company for the three and nine months ended September 30, 2025 include the results from the operations of the acquired trust and asset management business from the date of acquisition. The results are not material to the Company’s results of operations and, as such, supplemental proforma financial information is not presented. During the three and nine months ended September 30, 2025, the Company incurred acquisition-related costs of approximately $5.9 million, primarily in the data processing, professional services, and personnel expense line items in the Consolidated Statements of Income.

3. Securities

The following tables set forth the amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities classified as available for sale and held to maturity at September 30, 2025 and December 31, 2024. Amortized cost of securities does not include accrued interest which is reflected in the accrued interest line item on the consolidated balance sheets totaling $31.8 million at September 30, 2025 and $29.8 million at December 31, 2024.

	September 30, 2025				December 31, 2024
		Gross	Gross			Gross	Gross
Securities Available for Sale	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$290,196	$3,391	$1,594	$291,993	$185,827	$349	$3,894	$182,282
Municipal obligations	193,771	90	728	193,133	200,272	—	3,942	196,330
Residential mortgage-backed securities	2,578,927	9,188	272,605	2,315,510	2,482,109	496	353,554	2,129,051
Commercial mortgage-backed securities	3,093,658	13,912	159,154	2,948,416	2,849,372	2,185	250,592	2,600,965
Collateralized mortgage obligations	29,402	—	1,374	28,028	37,553	—	2,306	35,247
Corporate debt securities	17,500	—	910	16,590	19,000	—	1,384	17,616
Total	$6,203,454	$26,581	$436,365	$5,793,670	$5,774,133	$3,030	$615,672	$5,161,491

	September 30, 2025				December 31, 2024
		Gross	Gross			Gross	Gross
Securities Held to Maturity	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$379,390	$230	$32,414	$347,206	$394,689	$—	$45,876	$348,813
Municipal obligations	545,276	619	12,206	533,689	623,907	169	20,867	603,209
Residential mortgage-backed securities	516,257	—	38,581	477,676	573,057	—	61,525	511,532
Commercial mortgage-backed securities	735,969	—	50,025	685,944	818,604	—	72,854	745,750
Collateralized mortgage obligations	20,719	—	643	20,076	25,406	—	1,184	24,222
Total	$2,197,611	$849	$133,869	$2,064,591	$2,435,663	$169	$202,306	$2,233,526

The following tables present the amortized cost and fair value of debt securities available for sale and held to maturity at September 30, 2025 by contractual maturity. Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateral mortgage obligations.

Debt Securities Available for Sale	Amortized	Fair
($ in thousands)	Cost	Value
Due in one year or less	$30,778	$30,776
Due after one year through five years	1,612,998	1,576,482
Due after five years through ten years	1,904,156	1,787,534
Due after ten years	2,655,522	2,398,878
Total debt securities available for sale	$6,203,454	$5,793,670

Debt Securities Held to Maturity	Amortized	Fair
($ in thousands)	Cost	Value
Due in one year or less	$134,954	$133,941
Due after one year through five years	680,676	660,373
Due after five years through ten years	507,188	482,174
Due after ten years	874,793	788,103
Total debt securities held to maturity	$2,197,611	$2,064,591

The Company held no securities classified as trading at September 30, 2025 and December 31, 2024.

There were no gross gains or gross losses on sales of securities during the three or nine months ended September 30, 2025 and 2024. Net gains or losses, when applicable, are reflected in the "Securities transactions, net" line item on the Consolidated Statements of Income.

Securities with carrying values totaling approximately $3.2 billion and $3.9 billion were pledged as collateral at September 30, 2025 and December 31, 2024, respectively, primarily to secure public deposits or securities sold under agreements to repurchase.

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

The fair value and gross unrealized losses for securities classified as available for sale with unrealized losses for the periods indicated follow.

	September 30, 2025
Available for Sale	Losses < 12 months		Losses 12 months or >		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$32,243	$109	$14,382	$1,485	$46,625	$1,594
Municipal obligations	—	—	133,878	728	133,878	728
Residential mortgage-backed securities	37	—	1,515,716	272,605	1,515,753	272,605
Commercial mortgage-backed securities	1,023	6	2,265,794	159,148	2,266,817	159,154
Collateralized mortgage obligations	—	—	28,029	1,374	28,029	1,374
Corporate debt securities	2,000	—	14,590	910	16,590	910
Total	$35,303	$115	$3,972,389	$436,250	$4,007,692	$436,365

	December 31, 2024
Available for Sale	Losses < 12 Months		Losses 12 Months or >		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$130,453	$2,243	$7,247	$1,651	$137,700	$3,894
Municipal obligations	24,149	247	170,110	3,695	194,259	3,942
Residential mortgage-backed securities	347,772	2,935	1,554,001	350,619	1,901,773	353,554
Commercial mortgage-backed securities	184,534	2,738	2,139,191	247,854	2,323,725	250,592
Collateralized mortgage obligations	—	—	35,247	2,306	35,247	2,306
Corporate debt securities	—	—	15,616	1,384	15,616	1,384
Total	$686,908	$8,163	$3,921,412	$607,509	$4,608,320	$615,672

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

The fair value and gross unrealized losses for securities classified as held to maturity with unrealized losses for the periods indicated follow.

	September 30, 2025
Held to Maturity	Losses < 12 Months		Losses 12 Months or >		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$—	$—	$328,482	$32,414	$328,482	$32,414
Municipal obligations	50,829	30	360,613	12,176	411,442	12,206
Residential mortgage-backed securities	—	—	477,676	38,581	477,676	38,581
Commercial mortgage-backed securities	—	—	685,944	50,025	685,944	50,025
Collateralized mortgage obligations	—	—	20,076	643	20,076	643
Total	$50,829	$30	$1,872,791	$133,839	$1,923,620	$133,869

	December 31, 2024
Held to Maturity	Losses < 12 Months		Losses 12 Months or >		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$27,660	$840	$321,154	$45,036	$348,814	$45,876
Municipal obligations	82,028	451	497,999	20,416	580,027	20,867
Residential mortgage-backed securities	—	—	511,531	61,525	511,531	61,525
Commercial mortgage-backed securities	—	—	745,750	72,854	745,750	72,854
Collateralized mortgage obligations	—	—	24,222	1,184	24,222	1,184
Total	$109,688	$1,291	$2,100,656	$201,015	$2,210,344	$202,306

As of September 30, 2025 and December 31, 2024, the Company had 611 and 729 securities, respectively, with market values below their cost basis. There were no material unrealized losses related to the marketability of the securities or the issuer’s ability to meet contractual obligations. In all cases, the indicated impairment on these debt securities would be recovered no later than the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. The unrealized losses were deemed to be non-credit related at September 30, 2025 and December 31, 2024. At September 30, 2025, the Company had adequate liquidity and, therefore, neither planned nor expected to be required to liquidate these securities before recovery of the amortized cost basis.

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

The following table presents loans at their amortized cost basis, by portfolio class at September 30, 2025 and December 31, 2024. The amortized cost basis is net of unearned income and excludes accrued interest totaling $107.6 million and $109.8 million at September 30, 2025 and December 31, 2024, respectively. Accrued interest is reflected in the accrued interest line item in the Consolidated Balance Sheets.

	September 30,	December 31,
($ in thousands)	2025	2024
Commercial non-real estate	$9,680,597	$9,876,592
Commercial real estate - owner occupied	3,279,258	3,011,955
Total commercial and industrial	12,959,855	12,888,547
Commercial real estate - income producing	4,076,643	3,798,612
Construction and land development	1,197,305	1,281,115
Residential mortgages	4,027,600	3,961,328
Consumer	1,335,162	1,369,845
Total loans	$23,596,565	$23,299,447

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

Allowance for Credit Losses

The calculation of the allowance for credit losses is performed using two primary approaches: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated. The allowance for credit losses for collectively evaluated portfolios is developed using multiple Moody’s macroeconomic forecasts applied to internally developed credit models for a two-year reasonable and supportable period.

The following tables present activity in the allowance for credit losses by portfolio class for the nine months ended September 30, 2025 and 2024, as well as the allowance for credit loss by primary calculation method at the end of each period.

	Nine Months Ended September 30, 2025
		Commercial	Total	Commercial
	Commercial	Real Estate-	Commercial	Real Estate-	Construction
	Non-Real	Owner	and	Income	and Land	Residential
($ in thousands)	Estate	Occupied	Industrial	Producing	Development	Mortgages	Consumer	Total
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$121,090	$36,264	$157,354	$71,975	$21,158	$42,445	$25,950	$318,882
Charge-offs	(32,445)	(4,626)	(37,071)	(34)	(1,291)	(678)	(12,283)	(51,357)
Recoveries	8,484	541	9,025	12	123	521	2,213	11,894
Provision for loan losses	28,725	7,857	36,582	(9,798)	(2,779)	343	9,869	34,217
Ending balance - allowance for loan losses	$125,854	$40,036	$165,890	$62,155	$17,211	$42,631	$25,749	$313,636
Reserve for unfunded lending commitments:
Beginning balance	$6,441	$309	$6,750	$642	$14,639	$4	$2,018	$24,053
Provision for losses on unfunded commitments	3,785	(1)	3,784	3	168	(3)	(131)	3,821
Ending balance - reserve for unfunded lending commitments	10,226	308	10,534	645	14,807	1	1,887	27,874
Total allowance for credit losses	$136,080	$40,344	$176,424	$62,800	$32,018	$42,632	$27,636	$341,510
Allowance for credit losses:
Individually evaluated	$11,131	$604	$11,735	$—	$—	$841	$193	$12,769
Collectively evaluated	$124,949	$39,740	$164,689	$62,800	$32,018	$41,791	$27,443	$328,741

In arriving at the allowance for credit losses at September 30, 2025, the Company weighted Moody’s September 2025 baseline economic forecast at 50%, and the downside mild recessionary S-2 scenario at 50%. The September 2025 baseline scenario, which Moody’s defines as the most likely outcome of where the economy is headed based on current conditions, reflects the impact of increasing tariffs and jobless rates, among other factors, resulting in weak growth in the near term. The S-2 scenario is a more severe scenario compared to the baseline, with economic conditions resulting in a mild recession beginning in the fourth quarter of 2025 and lasting for three quarters.

The allowance for credit losses at September 30, 2025 reflects a modest net decrease in total reserves compared to December 31, 2024, largely driven by the commercial real estate – income producing and the construction and land development portfolios, which was partially offset by increases in commercial non-real estate due to the expected impact of continued stress from current market conditions on our borrowers.

	Nine Months Ended September 30, 2024
		Commercial	Total	Commercial
	Commercial	Real Estate-	Commercial	Real Estate-	Construction
	Non-Real	Owner	and	Income	and Land	Residential
($ in thousands)	Estate	Occupied	Industrial	Producing	Development	Mortgages	Consumer	Total
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$101,737	$40,197	$141,934	$74,539	$27,039	$38,983	$25,412	$307,907
Charge-offs	(33,869)	—	(33,869)	(8,819)	(264)	(229)	(13,249)	(56,430)
Recoveries	18,067	986	19,053	7	62	430	2,586	22,138
Provision for loan losses	22,808	(3,643)	19,165	12,740	(2,044)	3,673	10,122	43,656
Ending balance - allowance for loan losses	$108,743	$37,540	$146,283	$78,467	$24,793	$42,857	$24,871	$317,271
Reserve for unfunded lending commitments:
Beginning balance	$5,507	$327	$5,834	$1,344	$20,019	$30	$1,667	$28,894
Provision for losses on unfunded commitments	752	(43)	709	(353)	(4,250)	(27)	520	(3,401)
Ending balance - reserve for unfunded lending commitments	6,259	284	6,543	991	15,769	3	2,187	25,493
Total allowance for credit losses	$115,002	$37,824	$152,826	$79,458	$40,562	$42,860	$27,058	$342,764
Allowance for credit losses
Individually evaluated	$4,996	$51	$5,047	$—	$—	$750	$197	$5,994
Collectively evaluated	$110,006	$37,773	$147,779	$79,458	$40,562	$42,110	$26,861	$336,770

The increase in the allowance for credit loss at September 30, 2024 compared to December 31, 2023, reflected a relatively consistent credit loss outlook with continued focus on risks that impact certain segments within the Company's loan portfolio. In arriving at the allowance for credit losses at September 30, 2024, the Company weighted the baseline economic forecast at 40% and the downside S-2 mild recession scenario at 60%.

Nonaccrual Loans and Certain Reportable Modified Loan Disclosures

The following table shows the composition of nonaccrual loans and those without an allowance for loan loss, by portfolio class.

	September 30, 2025		December 31, 2024
($ in thousands)	Total Nonaccrual	Nonaccrual Without Allowance for Loan Loss	Total Nonaccrual	Nonaccrual Without Allowance for Loan Loss
Commercial non-real estate	$47,192	$2,570	$33,418	$4,855
Commercial real estate - owner occupied	7,008	522	2,727	1,198
Total commercial and industrial	54,200	3,092	36,145	6,053
Commercial real estate - income producing	4,782	4,021	356	—
Construction and land development	3,281	2,127	5,561	4,929
Residential mortgages	41,026	2,528	44,086	1,475
Consumer	10,265	320	11,187	500
Total loans	$113,554	$12,088	$97,335	$12,957

As a part of our loss mitigation efforts, we may provide modifications to borrowers experiencing financial difficulty to improve long-term collectability of the loans and to avoid the need for repossession or foreclosure of collateral. Nonaccrual loans include reportable nonaccruing modified loans to borrowers experiencing financial difficulty (“MEFDs”) totaling $9.3 million and $20.2 million at September 30, 2025 and December 31, 2024, respectively. Total reportable MEFDs, both accruing and nonaccruing, were $91.5 million and $99.5 million at September 30, 2025 and December 31, 2024, respectively. The Company had unfunded exposure to borrowers whose loan terms have been modified as a reportable MEFD totaling $4.7 million and $6.9 million at September 30, 2025 and December 31, 2024, respectively.

The tables below provide detail by portfolio class for reportable MEFDs entered into during the three and nine months ended September 30, 2025 and 2024. Modified facilities are reported using the balance at the end of each period reported and are reflected only once in each table based on the type of modification or combination of modification.

	Three Months Ended September 30, 2025
	Term Extension		Significant Payment Delay		Term Extensions and Significant Payment Delay		Other(1)
($ in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Commercial non-real estate	$57,892	0.60%	$—	—	$—	—	$—	—
Commercial real estate - owner occupied	—	—	—	—	—	—	—	—
Total commercial and industrial	57,892	0.45%	—	—	—	—	—	—
Commercial real estate - income producing	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—
Residential mortgages	1,271	0.03%	—	—	2,077	0.05%	606	0.02%
Consumer	43	0.00%	—	—	150	0.01%	—	—
Total reportable modified loans	$59,206	0.25%	$—	—	$2,227	0.01%	$606	0.00%
(1) Includes interest rate reduction and term extensions.

	Nine Months Ended September 30, 2025
	Term Extension		Significant Payment Delay		Term Extensions and Significant Payment Delay		Other(1)
($ in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Commercial non-real estate	$63,408	0.66%	$8,976	0.09%	$70	0.00%	$—	—
Commercial real estate - owner occupied	340	0.01%	—	—	—	—	—	—
Total commercial and industrial	63,748	0.49%	8,976	0.07%	70	0.00%	—	—
Commercial real estate - income producing	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—
Residential mortgages	14,537	0.36%	413	0.01%	2,077	0.05%	606	0.02%
Consumer	43	0.00%	—	—	150	0.01%	—	—
Total reportable modified loans	$78,328	0.33%	$9,389	0.04%	$2,297	0.01%	$606	0.00%
(1) Includes interest rate reduction and term extensions.

	Three Months Ended September 30, 2024
	Term Extension		Significant Payment Delay		Term Extensions and Significant Payment Delay
($ in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Commercial non-real estate	$48,913	0.51%	$—	—	$17,020	0.18%
Commercial real estate - owner occupied	—	—	—	—	—	—
Total commercial and industrial	48,913	0.39%	—	—	17,020	0.13%
Commercial real estate - income producing	3,050	0.08%	—	—	—	—
Construction and land development	—	—	—	—	—	—
Residential mortgages	988	0.02%	—	—	—	—
Consumer	—	—	—	—	—	—
Total reportable modified loans	$52,951	0.23%	$—	—	$17,020	0.07%

	Nine Months Ended September 30, 2024
	Term Extension		Significant Payment Delay		Term Extensions and Significant Payment Delay
($ in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Commercial non-real estate	$65,619	0.68%	$—	—	$17,020	0.18%
Commercial real estate - owner occupied	—	—	—	—	—	—
Total commercial and industrial	65,619	0.52%	—	—	17,020	0.13%
Commercial real estate - income producing	3,050	0.08%	—	—	—	—
Construction and land development	—	—	—	—	—	—
Residential mortgages	3,618	0.09%	—	—	—	—
Consumer	143	0.01%	—	—	—	—
Total reportable modified loans	$72,430	0.31%	$—	—	$17,020	0.07%

Reportable modifications to borrowers experiencing financial difficulty during the three months ended September 30, 2025 consisted of weighted average term extensions totaling approximately seven months for commercial loans and 3 years for residential mortgage and consumer loans. Reportable modifications to borrowers experiencing financial difficulty during the nine months ended September 30, 2025 consisted of weighted average term extensions totaling approximately 11 months for commercial loans and 18 months for residential mortgage loans and 31 months for consumer. The weighted average term of other than insignificant payment delays for the three months ended September 30, 2025 was 1 year for residential loans and 7 months for consumer loans. The weighted average term of other than insignificant payment delays for the nine months ended September 30, 2025 was four months for commercial loans and 10 months for residential mortgage loans and seven months for consumer. The weighted-average interest rate reduction for the three and nine months ended September 30, 2025 for the residential portfolio was 240 basis points Reported term extensions and payment delays are considered more than insignificant when they exceed six months when considering other modifications made in the past twelve months.

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

The tables that follow present the aging analysis of reportable modifications to borrowers experiencing financial difficulty by portfolio class at September 30, 2025 and December 31, 2024.

	September 30, 2025
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Reportable Modified Loans
Commercial non-real estate	$—	$6,423	$3,340	$9,763	$63,606	$73,369
Commercial real estate - owner occupied	—	—	—	—	340	340
Total commercial and industrial	—	6,423	3,340	9,763	63,946	73,709
Commercial real estate - income producing	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Residential mortgages	—	40	—	40	17,593	17,633
Consumer	—	—	150	150	43	193
Total reportable modified loans	$—	$6,463	$3,490	$9,953	$81,582	$91,535

	December 31, 2024
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Reportable Modified Loans
Commercial non-real estate	$1,975	$—	$12,548	$14,523	$78,934	$93,457
Commercial real estate - owner occupied	—	—	—	—	—	—
Total commercial and industrial	1,975	—	12,548	14,523	78,934	93,457
Commercial real estate - income producing	—	826	—	826	1,915	2,741
Construction and land development	—	—	—	—	—	—
Residential mortgages	179	249	501	929	2,241	3,170
Consumer	—	—	—	—	131	131
Total reportable modified loans	$2,154	$1,075	$13,049	$16,278	$83,221	$99,499

There were loans to two commercial borrowers totaling $3.3 million and one consumer loan totaling $0.1 million with reportable term extensions and/or significant payment delays that had post modification payment defaults during the three months ended September 30, 2025. For the nine month period ended September 30, 2025, there were loans to seven commercial borrowers totaling $27.6 million, and two consumer borrowers totaling $0.2 million with reportable term extension modifications, significant payment delays and/or interest rate reductions that had post modification payment defaults. There were loans to three commercial borrowers totaling $3.6 million, two residential mortgage borrowers totaling $0.3 million and one consumer borrower totaling $0.2 million with reportable term extensions and/or significant payment delays and interest rate reduction modifications that had post modification payment defaults during the three month period ended September 30, 2024. For the nine month period ended September 30, 2024, there were loans to six commercial borrowers totaling $13.2 million, three residential mortgage borrowers totaling $0.4 million, and one consumer borrower totaling $0.2 million with reportable term extensions and/or significant payment delays and interest rate reduction modifications that had post modification payment defaults. A payment default occurs if the loan is either 90 days or more delinquent or has been charged off as of the end of the period presented.

Aging Analysis

The tables below present the aging analysis of past due loans by portfolio class at September 30, 2025 and December 31, 2024.

	September 30, 2025
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Still Accruing
Commercial non-real estate	$5,222	$12,940	$45,260	$63,422	$9,617,175	$9,680,597	$20,134
Commercial real estate - owner occupied	2,094	1,343	7,792	11,229	3,268,029	3,279,258	1,346
Total commercial and industrial	7,316	14,283	53,052	74,651	12,885,204	12,959,855	21,480
Commercial real estate - income producing	3,092	149	4,226	7,467	4,069,176	4,076,643	—
Construction and land development	1,096	627	3,082	4,805	1,192,500	1,197,305	147
Residential mortgages	14,335	18,898	30,275	63,508	3,964,092	4,027,600	7
Consumer	8,400	3,558	9,418	21,376	1,313,786	1,335,162	2,942
Total loans	$34,239	$37,515	$100,053	$171,807	$23,424,758	$23,596,565	$24,576

	December 31, 2024
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Still Accruing
Commercial non-real estate	$19,326	$5,264	$27,756	$52,346	$9,824,246	$9,876,592	$14,557
Commercial real estate - owner occupied	1,113	38	3,747	4,898	3,007,057	3,011,955	1,097
Total commercial and industrial	20,439	5,302	31,503	57,244	12,831,303	12,888,547	15,654
Commercial real estate - income producing	220	5,417	464	6,101	3,792,511	3,798,612	150
Construction and land development	1,066	3,773	5,314	10,153	1,270,962	1,281,115	3,563
Residential mortgages	42,211	25,050	34,113	101,374	3,859,954	3,961,328	27
Consumer	10,770	5,381	8,504	24,655	1,345,190	1,369,845	2,458
Total loans	$74,706	$44,923	$79,898	$199,527	$23,099,920	$23,299,447	$21,852

Credit Quality Indicators

The following tables present the credit quality indicators by segment and portfolio class of loans at September 30, 2025 and December 31, 2024. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process.

	September 30, 2025
($ in thousands)	Commercial Non-Real Estate	Commercial Real Estate - Owner- Occupied	Total Commercial and Industrial	Commercial Real Estate - Income Producing	Construction and Land Development	Total Commercial
Grade:
Pass	$8,979,717	$3,089,082	$12,068,799	$3,888,691	$1,130,795	$17,088,285
Pass-Watch	302,204	131,455	433,659	129,411	33,270	596,340
Special Mention	91,828	29,862	121,690	8,308	28,370	158,368
Substandard	306,848	28,859	335,707	50,233	4,870	390,810
Doubtful	—	—	—	—	—	—
Total	$9,680,597	$3,279,258	$12,959,855	$4,076,643	$1,197,305	$18,233,803

	December 31, 2024
($ in thousands)	Commercial Non-Real Estate	Commercial Real Estate - Owner- Occupied	Total Commercial and Industrial	Commercial Real Estate - Income Producing	Construction and Land Development	Total Commercial
Grade:
Pass	$9,157,232	$2,833,228	$11,990,460	$3,625,981	$1,207,404	$16,823,845
Pass-Watch	219,975	135,566	355,541	99,638	66,221	521,400
Special Mention	149,705	17,901	167,606	22,278	1,014	190,898
Substandard	349,680	25,260	374,940	50,715	6,476	432,131
Doubtful	—	—	—	—	—	—
Total	$9,876,592	$3,011,955	$12,888,547	$3,798,612	$1,281,115	$17,968,274

	September 30, 2025			December 31, 2024
($ in thousands)	Residential Mortgage	Consumer	Total	Residential Mortgage	Consumer	Total
Performing	$3,986,574	$1,324,897	$5,311,471	$3,917,242	$1,358,658	$5,275,900
Nonperforming	41,026	10,265	51,291	44,086	11,187	55,273
Total	$4,027,600	$1,335,162	$5,362,762	$3,961,328	$1,369,845	$5,331,173

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

Vintage Analysis

The following tables present credit quality disclosures of amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing at September 30, 2025 and December 31, 2024. The Company defines vintage as the later of origination, renewal or modification date. The gross charge-offs presented in the tables that follow are for the nine months ended September 30, 2025 and the year ended December 31, 2024.

	September 30, 2025
	Term Loans							Revolving Loans
	Amortized Cost Basis by Origination Year						Revolving	Converted to
($ in thousands)	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
Commercial Non-Real Estate:
Pass	$1,445,220	$1,325,207	$781,003	$867,692	$616,345	$949,750	$2,896,708	$97,792	$8,979,717
Pass-Watch	21,700	30,957	47,601	66,406	14,748	20,324	93,375	7,093	302,204
Special Mention	2,322	3,866	2,603	29,735	12,212	4,522	35,189	1,379	91,828
Substandard	12,652	5,151	81,367	96,094	13,767	9,183	65,629	23,005	306,848
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,481,894	$1,365,181	$912,574	$1,059,927	$657,072	$983,779	$3,090,901	$129,269	$9,680,597
Gross Charge-offs	$4,774	$2,116	$15,042	$794	$63	$727	$2,370	$6,559	$32,445
Commercial Real Estate - Owner Occupied:
Pass	$484,983	$407,189	$320,493	$481,837	$477,600	$800,658	$67,123	$49,199	$3,089,082
Pass-Watch	25,002	16,973	5,101	41,756	10,398	28,687	1,479	2,059	131,455
Special Mention	3,509	3,032	650	15,054	6,135	—	1,482	—	29,862
Substandard	1,585	334	6,719	15,188	929	4,104	—	—	28,859
Doubtful	—	—	—	—	—	—	—	—	—
Total	$515,079	$427,528	$332,963	$553,835	$495,062	$833,449	$70,084	$51,258	$3,279,258
Gross Charge-offs	$—	$—	$86	$—	$2,741	$1,799	$—	$—	$4,626
Commercial Real Estate - Income Producing:
Pass	$649,232	$414,766	$539,778	$908,450	$573,984	$756,410	$45,474	$597	$3,888,691
Pass-Watch	21,420	16,326	5,992	36,936	21,675	26,853	209	—	129,411
Special Mention	7,746	267	295	—	—	—	—	—	8,308
Substandard	215	—	4,021	24,551	2,148	19,135	163	—	50,233
Doubtful	—	—	—	—	—	—	—	—	—
Total	$678,613	$431,359	$550,086	$969,937	$597,807	$802,398	$45,846	$597	$4,076,643
Gross Charge-offs	$—	$—	$—	$34	$—	$—	$—	$—	$34
Construction and Land Development:
Pass	$194,731	$348,250	$218,503	$139,163	$76,010	$16,572	$131,357	$6,209	$1,130,795
Pass-Watch	5,217	998	439	3,045	23,357	214	—	—	33,270
Special Mention	62	—	—	28,125	113	—	—	70	28,370
Substandard	—	187	1,890	2,529	135	129	—	—	4,870
Doubtful	—	—	—	—	—	—	—	—	—
Total	$200,010	$349,435	$220,832	$172,862	$99,615	$16,915	$131,357	$6,279	$1,197,305
Gross Charge-offs	$—	$—	$—	$1,283	$—	$8	$—	$—	$1,291
Residential Mortgage:
Performing	$306,408	$132,653	$410,062	$1,041,327	$836,246	$1,257,018	$2,860	$—	$3,986,574
Nonperforming	—	1,623	9,020	7,372	5,935	17,076	—	—	41,026
Total	$306,408	$134,276	$419,082	$1,048,699	$842,181	$1,274,094	$2,860	$—	$4,027,600
Gross Charge-offs	$—	$36	$286	$319	$—	$37	$—	$—	$678
Consumer Loans:
Performing	$46,940	$28,345	$26,833	$21,884	$11,145	$53,126	$1,109,277	$27,347	$1,324,897
Nonperforming	50	53	366	889	684	4,853	379	2,991	10,265
Total	$46,990	$28,398	$27,199	$22,773	$11,829	$57,979	$1,109,656	$30,338	$1,335,162
Gross Charge-offs	$32	$709	$873	$1,089	$447	$635	$6,730	$1,768	$12,283

	December 31, 2024
	Term Loans							Revolving Loans
	Amortized Cost Basis by Origination Year						Revolving	Converted to
($ in thousands)	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
Commercial Non-Real Estate:
Pass	$1,794,904	$1,069,637	$1,154,669	$819,520	$339,594	$925,046	$2,946,499	$107,363	$9,157,232
Pass-Watch	8,466	46,681	43,379	29,193	12,768	9,851	61,076	8,561	219,975
Special Mention	412	21,337	52,375	6,044	6,234	41	62,934	328	149,705
Substandard	19,839	91,192	117,545	15,225	8,200	2,898	65,138	29,643	349,680
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,823,621	$1,228,847	$1,367,968	$869,982	$366,796	$937,836	$3,135,647	$145,895	$9,876,592
Gross Charge-offs	$705	$7,575	$7,494	$11,090	$213	$1,837	$5,952	$10,622	$45,488
Commercial Real Estate - Owner Occupied:
Pass	$365,158	$319,684	$537,069	$524,572	$433,844	$554,293	$97,999	$609	$2,833,228
Pass-Watch	18,937	8,575	66,286	5,547	2,695	29,078	3,727	721	135,566
Special Mention	4,417	410	6,759	3,756	—	2,559	—	—	17,901
Substandard	1,322	2,630	5,574	1,563	1,248	12,923	—	—	25,260
Doubtful	—	—	—	—	—	—	—	—	—
Total	$389,834	$331,299	$615,688	$535,438	$437,787	$598,853	$101,726	$1,330	$3,011,955
Gross Charge-offs	$—	$—	$131	$—	$—	$12	$—	$—	$143
Commercial Real Estate - Income Producing:
Pass	$416,947	$453,428	$975,075	$750,907	$494,925	$501,389	$31,673	$1,637	$3,625,981
Pass-Watch	2,586	7,005	43,221	9,399	20,694	16,354	220	159	99,638
Special Mention	20,292	—	1,986	—	—	—	—	—	22,278
Substandard	1,818	18,189	8,604	2,210	19,731	163	—	—	50,715
Doubtful	—	—	—	—	—	—	—	—	—
Total	$441,643	$478,622	$1,028,886	$762,516	$535,350	$517,906	$31,893	$1,796	$3,798,612
Gross Charge-offs	$—	$—	$8,819	$—	$—	$3	$—	$—	$8,822
Construction and Land Development:
Pass	$237,136	$418,002	$296,286	$103,259	$33,519	$14,477	$102,694	$2,031	$1,207,404
Pass-Watch	624	2,279	62,415	391	30	323	159	—	66,221
Special Mention	1,014	—	—	—	—	—	—	—	1,014
Substandard	324	796	1,576	3,554	26	200	—	—	6,476
Doubtful	—	—	—	—	—	—	—	—	—
Total	$239,098	$421,077	$360,277	$107,204	$33,575	$15,000	$102,853	$2,031	$1,281,115
Gross Charge-offs	$—	$113	$94	$30	$—	$20	$—	$7	$264
Residential Mortgage:
Performing	$161,019	$422,269	$1,068,191	$882,918	$447,690	$932,182	$2,772	$201	$3,917,242
Nonperforming	327	7,724	10,974	6,687	1,199	17,175	—	—	44,086
Total	$161,346	$429,993	$1,079,165	$889,605	$448,889	$949,357	$2,772	$201	$3,961,328
Gross Charge-offs	$—	$57	$189	$2	$—	$132	$—	$—	$380
Consumer Loans:
Performing	$56,983	$39,301	$35,320	$20,397	$15,035	$41,299	$1,120,027	$30,296	$1,358,658
Nonperforming	51	46	320	639	767	3,442	535	5,387	11,187
Total	$57,034	$39,347	$35,640	$21,036	$15,802	$44,741	$1,120,562	$35,683	$1,369,845
Gross Charge-offs	$92	$1,733	$2,474	$1,173	$180	$985	$8,826	$2,524	$17,987

Residential Mortgage Loans in Process of Foreclosure

Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. Included in loans at September 30, 2025 and December 31, 2024 were $13.0 million and $10.5 million, respectively, of loans secured by single family residential real estate that were in process of foreclosure. In addition to the single family residential real estate loans in process of foreclosure, the Company also held foreclosed single family residential properties in other real estate owned totaling $3.7 million and $2.0 million at September 30, 2025 and December 31, 2024, respectively.

Loans Held for Sale

Loans held for sale totaled $33.2 million and $21.5 million at September 30, 2025 and December 31, 2024, respectively. Loans held for sale is composed primarily of residential mortgage loans originated for sale in the secondary market. At September 30, 2025, residential mortgage loans carried at the fair value option totaled $33.2 million with an unpaid principal balance of $32.3 million. At December 31, 2024, residential mortgage loans carried at the fair value option totaled $18.9 million with an unpaid principal balance of $18.6 million. All other loans held for sale are carried at the lower of cost or market.

5. Investments in Low Income Housing Tax Credit Entities

The Company invests in certain affordable housing project limited partnerships that are qualified low-income housing tax credit developments. These investments are considered variable interest entities for which the Company is not the primary beneficiary and, therefore, are not consolidated. These partnerships generate low-income tax credits that are earned over a 10-year period, beginning with the year the rental activity begins. The Company has elected to use the practical expedient method of amortization, which approximates the proportional amortization method, whereby the investment cost is amortized in proportion to the allocated tax credits over the 10 year tax credit period. Additionally, the Company recognizes deferred taxes on the basis difference of the tax equity investment to reflect the financial impact of other tax benefits (e.g., tax operating losses) not included in the practical expedient amortization. The tax credits, when realized, are reflected in the consolidated statements of income as a reduction of income tax expense. The Company’s investments in affordable housing limited partnerships totaled $37.5 million at both September 30, 2025 and December 31, 2024, with a carry balance net of accumulated amortization included in the other assets line item on our Consolidated Balance Sheets totaling $22.8 million and $25.6 million, respectively, for those same periods. The net impact of the low-income housing tax credit program was not material to our Consolidated Statements of Income or Cash Flows for the nine months ended September 30, 2025 and 2024.

6. Short term borrowings

Short-term borrowings include Federal Home Loan Bank (FHLB) advances totaling $1.3 billion as of September 30, 2025. There were no FHLB advances outstanding at December 31, 2024. At September 30, 2025, FHLB advances outstanding was comprised of three fixed rate notes with a weighted average interest rate of 4.22% maturing on October 1, November 3, and December 1, 2025. As short-term advances mature, they are generally paid off and replaced with new short-term FHLB advances, if warranted, depending on funding needs.

Also included in short-term borrowings are securities sold under agreements to repurchase that mature daily and are secured by U.S. agency securities totaling $616.2 million and $638.7 million at September 30, 2025 and December 31, 2024, respectively. The Company borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury management services offered to its deposit customers. As the Company maintains effective control over assets sold under agreements to repurchase, the securities continue to be carried on the consolidated statements of financial condition. Because the Company acts as borrower transferring assets to the counterparty, and the agreements mature daily, the Company’s risk is limited.

The remaining balances in short-term borrowings of $0.3 million at September 30, 2025 and December 31, 2024, are federal funds purchased, which are unsecured borrowings from other banks, generally on an overnight basis.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional or contractual amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at September 30, 2025 and December 31, 2024.

		September 30, 2025			December 31, 2024
		Notional or			Notional or
	Type of	Contractual	Derivative (1)		Contractual	Derivative (1)
($ in thousands)	Hedge	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate loans	Cash Flow	$1,725,000	$4,655	$21,313	$1,350,000	$—	$48,022
Interest rate swaps - securities	Fair Value	397,500	23,028	—	477,500	39,647	—
Total derivatives designated as hedging instruments		$2,122,500	$27,683	$21,313	$1,827,500	$39,647	$48,022
Derivatives not designated as hedging instruments:
Interest rate swaps	N/A	$5,021,110	$78,218	$78,382	$4,926,461	$108,702	$108,761
Risk participation agreements	N/A	368,598	13	8	445,554	7	9
Interest rate-lock commitments on residential mortgage loans	N/A	33,729	648	—	25,526	—	383
Forward commitments to sell residential mortgage loans	N/A	11,311	—	132	27,465	420	—
To Be Announced (TBA) securities	N/A	35,750	92	70	15,250	88	1
Foreign exchange forward contracts	N/A	111,184	4,885	4,826	82,756	1,389	1,358
Visa Class B derivative contract	N/A	41,742	—	1,855	42,020	—	2,089
Total derivatives not designated as hedging instruments		$5,623,424	$83,856	$85,273	$5,565,032	$110,606	$112,601
Total derivatives		$7,745,924	$111,539	$106,586	$7,392,532	$150,253	$160,623
Less: netting adjustment (2)			(43,383)	(4)		(76,413)	—
Total derivative assets/liabilities			$68,156	$106,582		$73,840	$160,623

(1)
Derivative assets and liabilities are reported in other assets and other liabilities, respectively, in the consolidated balance sheets.
(2)
Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty. See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans. For each agreement, the Company receives interest at a fixed rate and pays at a variable rate. The Company has terminated certain interest rate swaps designated as cash flow hedges prior to maturity, including four agreements during the nine months ended September 30, 2024, for which the Company paid approximately $13.7 million. There were no terminated interest rate swap agreements designated as cash flow hedges during the nine months ended September 30, 2025. The net cash received/paid for cash flow hedge terminations was recorded as accumulated other comprehensive income (loss) and is being amortized into earnings through the original maturity dates of the respective contracts. The notional amounts of the active interest rate swap agreements at September 30, 2025 expire as follows: $50 million in 2025; $425 million in 2026; $825 million in 2027; $50 million in 2028; and $375 million thereafter.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps on securities available for sale

The Company is party to forward-starting fixed payer swaps that convert the latter portion of the term of certain available for sale securities to a floating rate. These derivative instruments are designated as fair value hedges of interest rate risk. This strategy provides the Company with a fixed rate coupon during the front-end unhedged tenor of the bonds and results in a floating rate security during the back-end hedged tenor. At September 30, 2025, these single layer instruments have hedge start dates between January 2025 and July 2026, and maturity dates from December 2027 through March 2031. The change in the fair value of the hedged item attributable to interest rate risk is presented in interest income along with the change in the fair value of the hedging instrument.

During the nine months ending September 30, 2025, $203.5 million of fair value hedges became effective with the resulting net earnings recorded in interest income on the "Securities-taxable" line item on the Consolidated Statements of Income. Once effective, fair value hedges synthetically convert the notional portion of the hedged asset to a variable rate over the life of the hedge that is indexed to the federal funds effective rate.

The Company terminated one swap agreement designated as a fair value hedge during the nine months ended September 30, 2025, and received cash of approximately $2.3 million. At the time of termination, the value of the swap was recorded as an adjustment to the book value of the underlying security, thereby changing its current book yield and extending its duration. There were no fair value swap agreements terminated during the nine months ended September 30, 2024.

The hedged available for sale securities are part of closed portfolios of pre-payable commercial mortgage backed securities. In accordance with ASC 815, prepayment risk may be excluded when measuring the change in fair value of such hedged items attributable to interest rate risk under the portfolio layer method. At September 30, 2025, the amortized cost basis of the closed portfolio of pre-payable commercial mortgage backed securities totaled $432.2 million, excluding any basis adjustment. The amount that represents the hedged items was $374.4 million and the basis adjustment associated with the hedged items was a loss totaling $23.1 million.

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

The contract includes a contingent accelerated termination clause based on the credit ratings of the Company. The fair value of the liability associated with this contract was $1.9 million at September 30, 2025 and $2.1 million at December 31, 2024. Refer to Note 16 – Fair Value of Financial Instruments for discussion of the valuation inputs and process for this derivative liability.

Effect of Derivative Instruments on the Statements of Income

The effects of derivative instruments on the Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024 are presented in the table below.

		Three Months Ended		Nine Months Ended
($ in thousands)	Location of Gain (Loss) Recognized	September 30,		September 30,
Derivative Instruments:	in the Statements of Income:	2025	2024	2025	2024
Cash flow hedges:
Variable rate loans	Interest income - loans	$(8,979)	$(12,649)	$(26,174)	$(38,120)
Fair value hedges:
Securities	Interest income - securities - taxable	4,798	3,215	13,398	9,437
Derivatives not designated as hedging:
Residential mortgage banking	Noninterest income - secondary mortgage market operations	(502)	(370)	358	182
Customer and all other instruments	Noninterest income - other noninterest income	1,932	923	3,630	(2,939)
Total loss		$(2,751)	$(8,881)	$(8,788)	$(31,440)

Credit Risk-Related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as the downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. At September 30, 2025, the Company was not in violation of any such provisions. The aggregate fair value of derivative instruments with credit risk-related contingent features that were in a net liability position at September 30, 2025 and December 31, 2024 was $17.5 million and $39.1 million, respectively, for which the Company had posted collateral of $17.8 million and $38.0 million, respectively.

Offsetting Assets and Liabilities

The Bank’s derivative instruments with certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero. Agreements with certain bilateral counterparties require both parties to maintain collateral in the event that the fair values of derivative instruments exceed established exposure thresholds. For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses. Offsetting information in regards to all derivative assets and liabilities, including accrued interest, subject to these master netting agreements at September 30, 2025 and December 31, 2024 is presented in the following tables.

	As of September 30, 2025
	Gross	Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
($ in thousands)	Amounts Recognized	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$94,709	$(44,973)	$49,736	$42,453	$38,458	$45,741
Derivative Liabilities	$42,456	$(3)	$42,453	$42,453	$—	$—

	As of December 31, 2024
	Gross	Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
($ in thousands)	Amounts Recognized	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$149,808	$(77,915)	$71,893	$54,707	$64,260	$81,446
Derivative Liabilities	$54,707	$—	$54,707	$54,707	$—	$—

The Company has excess posted collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

8. Stockholders’ Equity

Common Shares Outstanding

Common shares outstanding excludes treasury shares totaling 8.1 million and 6.7 million at September 30, 2025 and December 31, 2024, respectively, with a first-in-first-out cost basis of $354.3 million and $264.1 million at September 30, 2025 and December 31, 2024, respectively. Shares outstanding also excludes unvested restricted share awards totaling 0.1 million at both September 30, 2025 and December 31, 2024.

Stock Buyback Programs

On December 9, 2024, the Company’s Board of Directors approved a stock buyback program, effective January 1, 2025, whereby the Company is authorized to repurchase up to approximately 4.3 million shares of its common stock through the program’s expiration date of December 31, 2026. The program allows the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions. The Company is not obligated to purchase any shares under this program, and the Board of Directors has the ability to terminate or amend the program at any time prior to the expiration date. During the nine months ended September 30, 2025, the Company repurchased 1.8 million shares of its common stock at an average cost of $56.80 per share, inclusive of commissions, under this program. The Company has accrued $0.8 million of estimated excise tax associated with share repurchases during the nine months ended September 30, 2025.

Prior to its expiration on December 31, 2024, the Company had in place a stock repurchase program authorized by the Board of Directors on January 26, 2023, whereby the Company was authorized to repurchase up to approximately 4.3 million shares of its outstanding common stock. The program allowed the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions from time to time, depending on market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. During the nine months ended September 30, 2024, the Company repurchased 612,913 shares of its common stock at an average cost of $48.63 per share, inclusive of commissions, under this program and accrued $0.2 million of estimated excise tax.

Accumulated Other Comprehensive Income (Loss)

A rollforward of the components of Accumulated Other Comprehensive Income (Loss) is presented in the table that follows:

($ in thousands)	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Cash Flow Hedges	Equity Method Investment	Total
Balance, December 31, 2024	$(473,679)	$(8,071)	$(77,235)	$(47,136)	$29	$(606,092)
Net change in unrealized gain (loss)	202,858	—	—	9,770	3,056	215,684
Reclassification of net loss realized and included in earnings	—	—	2,623	26,174	—	28,797
Amortization of unrealized net loss on securities transferred to HTM	—	1,205	—	—	—	1,205
Income tax expense	(46,822)	(289)	(759)	(8,184)	—	(56,054)
Balance, September 30, 2025	$(317,643)	$(7,155)	$(75,371)	$(19,376)	$3,085	$(416,460)
Balance, December 31, 2023	$(450,748)	$(9,385)	$(103,061)	$(58,306)	$373	$(621,127)
Net change in unrealized gain (loss)	132,391	—	—	(10,495)	(344)	121,552
Reclassification of net loss realized and included in earnings	—	—	3,569	38,120	—	41,689
Valuation adjustments to employee benefit plans	—	—	22,014	—	—	22,014
Amortization of unrealized net loss on securities transferred to HTM	—	1,279	—	—	—	1,279
Income tax (expense) benefit	(28,958)	(268)	(5,555)	(6,122)	—	(40,903)
Balance, September 30, 2024	$(347,315)	$(8,374)	$(83,033)	$(36,803)	$29	$(475,496)

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

The following table shows the line items in the consolidated statements of income affected by amounts reclassified from AOCI.

	Nine Months Ended
Amount reclassified from AOCI (a)	September 30,		Affected line item on
($ in thousands)	2025	2024	the statement of income
Amortization of unrealized net loss on securities transferred to HTM	$(1,205)	$(1,279)	Interest income
Tax effect	289	268	Income taxes
Net of tax	(916)	(1,011)	Net income
Amortization of defined benefit pension and post-retirement items	(2,623)	(3,569)	Other noninterest expense (b)
Tax effect	759	775	Income taxes
Net of tax	(1,864)	(2,794)	Net income
Reclassification of unrealized loss on cash flow hedges	(21,594)	(37,257)	Interest income
Tax effect	4,917	8,257	Income taxes
Net of tax	(16,677)	(29,000)	Net income
Amortization of loss on terminated cash flow hedges	(4,580)	(863)	Interest income
Tax effect	1,043	191	Income taxes
Net of tax	(3,537)	(672)	Net income
Total reclassifications, net of tax	$(22,994)	$(33,477)	Net income

(a)
Amounts in parentheses indicate reduction in net income.
(b)
These AOCI components are included in the computation of net periodic pension and post-retirement cost that is reported with other noninterest expense (see Note 13 – Retirement Plans for additional details).

9. Other Noninterest Income

Components of other noninterest income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2025	2024	2025	2024
Income from bank-owned life insurance	$5,752	$4,364	$15,938	$12,353
Credit related fees	2,900	2,905	8,453	9,166
Income (loss) from customer and other derivatives	1,932	923	3,630	(2,939)
Net gains on sales of premises, equipment and other assets	1,913	2,943	4,806	6,765
Other miscellaneous	4,277	7,694	15,761	19,926
Total other noninterest income	$16,774	$18,829	$48,588	$45,271

10. Other Noninterest Expense

Components of other noninterest expense are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands)	2025	2024	2025	2024
Corporate value and franchise taxes and other non-income taxes	$4,371	$4,691	$13,407	$14,848
Entertainment and contributions	2,984	2,707	9,718	8,570
Advertising	3,619	3,331	9,622	9,509
Telecommunications and postage	2,534	2,406	7,545	7,108
Travel expense	1,691	1,534	4,814	4,233
Tax credit investment amortization	1,068	1,585	3,204	4,694
Printing and supplies	907	814	3,078	2,768
Net other retirement expense	(4,142)	(4,396)	(11,933)	(13,727)
Other miscellaneous	8,424	7,800	25,393	24,070
Total other noninterest expense	$21,456	$20,472	$64,848	$62,073

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

A summary of the information used in the computation of earnings per common share follows.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
($ in thousands, except per share data)	2025	2024	2025	2024
Numerator:
Net income to common shareholders	$127,466	$115,572	$360,501	$338,741
Net income allocated to participating securities - basic and diluted	552	772	1,559	2,366
Net income allocated to common shareholders - basic and diluted	$126,914	$114,800	$358,942	$336,375
Denominator:
Weighted-average common shares - basic	84,871	86,234	$85,509	$86,421
Dilutive potential common shares	582	326	468	229
Weighted-average common shares - diluted	85,453	86,560	$85,977	$86,650
Earnings per common share:
Basic	$1.50	$1.33	$4.20	$3.89
Diluted	$1.49	$1.33	$4.17	$3.88

Potential common shares consist of nonvested performance-based awards, nonvested restricted stock units, and restricted share awards deferred under the Company’s nonqualified deferred compensation plan. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be antidilutive, i.e., increase earnings per share or reduce a loss per share. The weighted average of potentially dilutive common shares that were anti-dilutive totaled 5,411 and 4,092 for the three and nine months ended September 30, 2025, and 10,390 and 13,940 for the three and nine months ended September 30, 2024, and were excluded from the calculation of diluted earnings per share for the respective periods.

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

13. Retirement Plans

The Company offers a qualified defined benefit pension plan, the Hancock Whitney Corporation Pension Plan and Trust Agreement (“Pension Plan”), that covers certain eligible associates and is closed to new entrants. The Company makes contributions to the Pension Plan in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws, plus such additional amounts as the Company may determine to be appropriate. The Company made no contributions to the pension plan during the three and nine months ended September 30, 2025 and 2024, and does not anticipate being required to make a contribution during 2025. The Company also sponsors a nonqualified defined benefit plan covering certain associates, under which accrued benefits were frozen and no future benefits are accrued under this plan.

The Company sponsors defined benefit post-retirement plans for certain associates that provide health care and life insurance benefits. These plans are closed to new entrants.

The following table shows the components of net periodic benefit cost included in expense for the periods indicated.

	Three Months Ended September 30,
	Pension Benefits		Other Post-Retirement Benefits
(in thousands)	2025	2024	2025	2024
Service cost	$1,455	$1,900	$5	$7
Interest cost	6,269	6,056	115	135
Expected return on plan assets	(11,263)	(11,901)	—	—
Amortization of net (gain) or loss and prior service costs	1,073	1,530	(338)	(215)
Net periodic benefit cost	$(2,466)	$(2,415)	$(218)	$(73)

	Nine Months Ended September 30,
	Pension Benefits		Other Post-Retirement Benefits
($ in thousands)	2025	2024	2025	2024
Service cost (benefit)	$4,606	$5,806	$23	$25
Interest cost	18,817	17,986	423	443
Expected return on plan assets	(33,797)	(35,724)	—	—
Amortization of net (gain) or loss and prior service costs	3,331	4,154	(708)	(585)
Net periodic benefit cost	$(7,043)	$(7,778)	$(262)	$(117)

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

The Company’s restricted and performance-based share awards to certain employees and directors are subject to service requirements. A summary of the status of the Company’s nonvested restricted stock units and restricted and performance-based share awards at September 30, 2025 are presented in the following table.

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2025	1,391,236	$46.14
Granted	556,319	56.12
Vested	(379,287)	49.10
Forfeited	(65,870)	47.77
Nonvested at September 30, 2025	1,502,398	$49.02

At September 30, 2025, there was $53.5 million of total unrecognized compensation expense related to nonvested restricted and performance share awards and units expected to vest in the future. This compensation is expected to be recognized in expense over a weighted average period of 3.1 years. The total fair value of shares that vested during the nine months ended September 30, 2025 was $18.6 million.

During the nine months ended September 30, 2025, the Company granted 441,068 restricted stock units (RSUs) to certain eligible employees. Unlike restricted share awards (RSAs), the holders of unvested restricted stock units have no rights as a shareholder of the Company, including voting or dividend rights. The Company has elected to award dividend equivalents on each restricted stock unit not deferred under the Company's nonqualified deferred compensation plan. Such dividend equivalents are forfeited should the employee terminate employment prior to the vesting of the RSU.

During the nine months ended September 30, 2025, the Company granted to key members of executive management 26,989 performance share awards subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $66.84 per share. The fair value of the performance share units subject to TSR at the grant date was determined using a Monte Carlo simulation method. The number of performance share units subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 49 regional banks. The Company also granted 26,198 performance share awards subject to a return on average assets (ROAA) performance metric and 26,198 performance share awards subject to a return on average tangible common equity (ROATCE) performance metric with a grant date fair value of $52.02 per share for both performance share awards. The number of performance shares subject to ROAA and ROTCE that ultimately vest if any, will be based on the relative rank of the Company’s three-year ROAA and ROATCE relative the KBW Regional Bank index. The maximum number of performance share units that could vest is 200% of the target award. Compensation expense for these performance shares is recognized on a straight-line basis over the three-year service period.

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

The contractual amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. The Company had a reserve for unfunded lending commitments of $27.9 million and $24.1 million at September 30, 2025 and December 31, 2024, respectively.

The following table presents a summary of the Company’s off-balance sheet financial instruments as of September 30, 2025 and December 31, 2024:

	September 30,	December 31,
($ in thousands)	2025	2024
Commitments to extend credit	$9,474,133	$9,249,468
Letters of credit	399,692	420,614

Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business. Management does not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on the consolidated financial position or liquidity of the Company.

Federal Deposit Insurance Corporation (FDIC) Special Assessment

In November 2023, the FDIC approved a final rule to implement a special deposit insurance assessment to recover losses to the Deposit Insurance Fund (DIF) arising from the full protection of uninsured depositors under the systemic risk exception following the receiverships of Silicon Valley Bank and Signature Bank in the spring of 2023. To-date, the Company has expensed $29.4 million related to this special assessment based on loss estimate information provided by the FDIC.

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present for each of the fair value hierarchy levels the Company’s financial assets and liabilities that are measured at fair value on a recurring basis on the consolidated balance sheets at September 30, 2025 and December 31, 2024:

	September 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$291,993	$—	$291,993
Municipal obligations	—	193,133	—	193,133
Corporate debt securities	—	16,590	—	16,590
Residential mortgage-backed securities	—	2,315,510	—	2,315,510
Commercial mortgage-backed securities	—	2,948,416	—	2,948,416
Collateralized mortgage obligations	—	28,028	—	28,028
Total available for sale securities	—	5,793,670	—	5,793,670
Mortgage loans held for sale	—	33,161	—	33,161
Derivative assets (1)	—	68,156	—	68,156
Total recurring fair value measurements - assets	$—	$5,894,987	$—	$5,894,987
Liabilities
Derivative liabilities (1)	$—	$104,727	$1,855	$106,582
Total recurring fair value measurements - liabilities	$—	$104,727	$1,855	$106,582

	December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$182,282	$—	$182,282
Municipal obligations	—	196,330	—	196,330
Corporate debt securities	—	17,616	—	17,616
Residential mortgage-backed securities	—	2,129,051	—	2,129,051
Commercial mortgage-backed securities	—	2,600,965	—	2,600,965
Collateralized mortgage obligations	—	35,247	—	35,247
Total available for sale securities	—	5,161,491	—	5,161,491
Mortgage loans held for sale	—	18,929	—	18,929
Derivative assets (1)	—	73,840	—	73,840
Total recurring fair value measurements - assets	$—	$5,254,260	$—	$5,254,260
Liabilities
Derivative liabilities (1)	$—	$158,534	$2,089	$160,623
Total recurring fair value measurements - liabilities	$—	$158,534	$2,089	$160,623

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

The Company’s level 3 liability consists of a derivative contract with the purchaser of 192,163 shares of Visa Class B common stock. Pursuant to the agreement, the Company retains the risks associated with the ultimate conversion of the Visa Class B common shares into shares of Visa Class A common stock, such that the counterparty will be compensated for any dilutive adjustments to the conversion ratio and the Company will be compensated for any anti-dilutive adjustments to the ratio. The agreement also requires periodic payments by the Company to the counterparty calculated by reference to the market price of Visa Class A common shares at the time of sale and a fixed rate of interest that stepped up once after the eighth scheduled quarterly payment. The fair value of the liability is determined using a discounted cash flow methodology. The significant unobservable inputs used in the fair value measurement are the Company’s own assumptions about estimated changes in the conversion rate of the Visa Class B common shares into Visa Class A common shares, the date on which such conversion is expected to occur and the estimated growth rate of the Visa Class A common share price. Refer to Note 7 – Derivatives for information about the derivative contract with the counterparty.

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

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements

The table below presents a rollforward of the amounts on the consolidated balance sheets for the nine months ended September 30, 2025 and the year ended December 31, 2024 for financial instruments of a material nature that are classified within level 3 of the fair value hierarchy and are measured at fair value on a recurring basis:

($ in thousands)
Balance at December 31, 2023	$1,342
Cash settlement	(1,442)
Losses included in earnings	2,189
Balance at December 31, 2024	2,089
Cash settlement	(1,082)
Losses included in earnings	848
Balance at September 30, 2025	$1,855

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

($ in thousands)
Fair Value
Level 3 Class	September 30, 2025	December 31, 2024
Derivative liability	$1,855	$2,089
Valuation technique	Discounted cash flow	Discounted cash flow
Unobservable inputs:
Visa Class A appreciation - range	6-12%	6-12%
Visa Class A appreciation - weighted average	9%	9%
Conversion rate - range	1.60x-1.56x	1.60x-1.56x
Conversion rate -weighted average	1.5800x	1.5800x
Time until resolution	24-36 months	33-45 months

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

	September 30, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent loans individually evaluated for credit loss	$—	$—	$53,172	$53,172
Other real estate owned and foreclosed assets, net	—	—	11,140	11,140
Total nonrecurring fair value measurements	$—	$—	$64,312	$64,312

	December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent loans individually evaluated for credit loss	$—	$—	$28,301	$28,301
Other real estate owned and foreclosed assets, net	—	—	27,797	27,797
Total nonrecurring fair value measurements	$—	$—	$56,098	$56,098

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

Short-Term FHLB Borrowings – At September 30, 2025, short-term FHLB borrowings consisted of three short-term fixed rate borrowings for which the fair value was estimated by discounting contractual cash flows using current market rates at which borrowing with similar terms could be obtained.

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

	September 30, 2025
				Total Fair	Carrying
($ in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$1,425,650	$246	$—	$1,425,896	$1,425,896
Available for sale securities	—	5,793,670	—	5,793,670	5,793,670
Held to maturity securities	—	2,064,591	—	2,064,591	2,197,611
Loans, net	—	—	23,186,462	23,186,462	23,282,929
Loans held for sale	—	33,161	—	33,161	33,161
Derivative financial instruments	—	68,156	—	68,156	68,156
Financial liabilities:
Deposits	$—	$—	$28,653,441	$28,653,441	$28,659,750
Federal funds purchased	—	300	—	300	300
Securities sold under agreements to repurchase	—	616,220	—	616,220	616,220
FHLB short-term borrowings	—	1,275,047	—	1,275,047	1,275,000
Long-term debt	—	176,174	—	176,174	210,657
Derivative financial instruments	—	104,727	1,855	106,582	106,582

	December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Carrying Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$1,514,216	$409	$—	$1,514,625	$1,514,625
Available for sale securities	—	5,161,491	—	5,161,491	5,161,491
Held to maturity securities	—	2,233,526	—	2,233,526	2,435,663
Loans, net	—	—	22,562,577	22,562,577	22,980,565
Loans held for sale	—	21,525	—	21,525	21,525
Derivative financial instruments	—	73,840	—	73,840	73,840
Financial liabilities:
Deposits	$—	$—	$29,482,628	$29,482,628	$29,492,851
Federal funds purchased	—	300	—	300	300
Securities sold under agreements to repurchase	—	638,715	—	638,715	638,715
Long-term debt	—	174,660	—	174,660	210,544
Derivative financial instruments	—	158,534	2,089	160,623	160,623

17. Recent Accounting Pronouncements

There were no new accounting standards adopted during the during the nine months ended September 30, 2025.

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

In September 2025, the FASB issued ASU 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” to modernize the accounting for software costs that are accounted for under Subtopic 350-40. The amendments in this update remove all references to prescriptive and sequential software development stages in Subtopic 350-40 and instead require an entity to begin capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function. The amendment also provides factors to consider when evaluating probable-to-complete recognition thresholds and specifies that the disclosures in Subtopic 360-10, “Property, Plant and Equipment,” are required for all capitalized internal-use software. Further, the amendment supersedes website development costs guidance and incorporates the recognition requirements in this subtopic. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. Entities may apply a prospective transition approach, a modified transition approach or a retrospective approach. The Company is currently assessing the provisions of this guidance, but does not expect adoption to have a material impact to the Company’s consolidated results of operations or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The objective of this discussion and analysis is to provide material information relevant to the assessment of the financial condition and results of operations of Hancock Whitney Corporation and its subsidiaries during the nine months ended September 30, 2025 and selected comparable prior periods, including an evaluation of the amounts and certainty of cash flows from operations and outside sources. This discussion and analysis is intended to highlight and supplement financial and operating data and information presented elsewhere in this report, including the consolidated financial statements and related notes. The discussion contains forward-looking statements within the meaning and protections of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q and in other reports or documents that we file from time to time with the SEC include, but are not limited to, the following:

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
•
uncertainties surrounding geopolitical events, trade policy, taxation policy, and monetary policy which continue to impact the outlook for future economic growth; impacts from current and/or future imposition of tariffs by the United States against other nations; consideration of responsive actions by these nations, including retaliatory tariffs, or the expansion of import fees and tariffs among a larger group of nations is bringing greater ambiguity to the outlook for future economic growth, including reduced consumer spending, lower economic growth or recession, reduced demand for U.S. exports, disruptions to supply chains, impacts from decreased international tourism, decreased demand for banking products and services, and negative credit quality developments arising from the foregoing or other factors;
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
•
the impact of current (including Sabal Trust Company) and future business combinations on our performance and financial condition including our ability to successfully integrate the businesses;
•
the potential impact of third-party business combinations in our footprint on our performance and financial condition;
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

•
risks related to the ability of our operational framework to manage risks associated with our business such as credit risk and operation risk, including third-party vendors and other service providers, which could, among other things, result in a material breach of operating or security systems as a result of a cyber-attack or similar acts;
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
•
the risk that we may be required to make substantial expenditures to keep pace with regulatory initiatives and rapid technology changes in the financial services market;
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
•
the effects of geopolitical conflicts, war or other conflicts, acts of terrorism, climate change, natural disasters such as hurricanes, freezes, flooding, man-made disasters, such as oil spills, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions, and/or increase costs, including, but not limited to, property and casualty and other insurance costs;
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
•
the impact of the current federal government shutdown, and uncertainties stemming for the duration of this, or other future federal shutdowns;
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

We present certain additional non-GAAP financial measures to assist the reader with a better understanding of the Company’s performance period over period, and to provide investors with assistance in understanding the success management has experienced in executing its strategic initiatives. The Company highlights certain items that are outside of our principal business and/or are not indicative of forward-looking trends in supplemental disclosure items below our GAAP financial data and presents certain "Adjusted" ratios that exclude these disclosed items. These adjusted ratios provide management and the reader with a measure that may be more indicative of forward-looking trends in our business, as well as demonstrate the effects of significant gains or losses and changes.

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

Current Economic Environment

The economic landscape presented an increasingly complex picture in the third quarter of 2025, with marked divergence between financial markets and the broader economy. While the turbulence of the tariff rollout has moderated, the reality of these levies continues to disrupt U.S. and global growth, with tariff rates averaging around 15% compared to approximately 2.5% in recent years. The burden of tariffs on global supply chains, with exporters and importers struggling to absorb costs and increasingly passing them on to consumers, has reversed some of the progress made in curbing inflation in recent years. Unemployment statistics, where available, remained fairly positive and showed only modest migration to a range of 4.2% to 4.3% during the period, though continued

slowing in job growth and disruptions in the labor market have dampened the outlook. Based on the most recent Federal Reserve estimate, real gross domestic product (GDP) grew 4.0% on an annualized basis in the third quarter of 2025, buoyed by consumer spending that may not be sustainable in the near term as reports indicate steadily declining consumer confidence. Despite tariff escalations, mounting concerns about a slowing economy, and the then-imminent government shutdown, financial markets continued the rebound that began in the second quarter, with equity markets ending the quarter at all-time highs.

While the Federal Reserve maintains committed to its dual mandate of maximum employment and price stability, it has acknowledged the challenge of current economic situation. The resumption of interest rate easement in September amid increasing inflation indicates deeper concerns about the downside risks of a softening labor market. Delays in collection and reporting of economic data as a result of the ongoing government shutdown may further impact future policy decisions.

Within the financial services industry, economic uncertainty and prolonged elevated interest rates continue to present headwinds in terms of loan demand and deposit behavior. Despite these pressures, we experienced another quarter of loan growth, though to a lesser degree than the prior quarter, and our net interest margin was unchanged.

Economic Outlook

We utilize economic forecasts produced by Moody’s Analytics (Moody’s) that provide various scenarios to assist in the development of our economic outlook. This outlook discussion utilizes the September 2025 Moody’s forecast, the most current available at September 30, 2025. The forecasts are anchored on a baseline forecast scenario, which Moody’s defines as the “most likely outcome” of where the economy is headed based on current conditions. Several upside and downside scenarios are produced that are derived from the baseline scenario and incorporate varying degrees of favorable and unfavorable adjustments to economic indicators and circumstances as compared to the baseline.

Key assumptions within the September 2025 baseline forecast include the following: (1) The effective tariff rate is expected to continue to increase in the fourth quarter of 2025 and the first quarter of 2026 to an average of around 15%, and is expected to remain for the entirety of the current administration; (2) the Federal Reserve will issue rate cuts of 25 basis points each in September and December 2025, with further gradual reductions in 2026 until the benchmark rate reaches 3%; (3) job growth continues to slow and, as a result, the current unemployment rate of 4.3% will trend slowly higher and peak at 4.8% in the fourth quarter of 2026; (4) GDP will display modest annual below-trend growth in the coming years of 1.8% in 2025, 1.5% in 2026, and 1.8% in 2027; and, (5) the 10-year U.S. Treasury yield is forecasted to average 4.3% in 2025 and hover around its current level through the end of the decade because of elevated inflation and fiscal uncertainty.

The S-2 scenario presents a downside alternative to the baseline. The S-2 scenario assumes the impacts of the current administration's tariff and immigration plans and actions on the economy are worse than expected, causing inflation to rise in the fourth quarter of 2025. The effective tariff rate is forecasted to increase to 22% and remain elevated through the end of 2028. Further, elevated interest rates weaken credit-sensitive spending more than anticipated and there is longer and farther-reaching disturbance from geopolitical conflict. The scenario assumes the unemployment rate will rise considerably to a peak of 7.2% in the third quarter of 2026 and remain elevated before returning to full employment in late 2028. As a result of these pressures, the U.S. falls into a mild recession beginning in the fourth quarter of 2025 that lasts for three quarters, with the stock market contracting 23% and a peak-to-trough decline in GDP of 1%. Despite the onset of the recession, rising inflation prompts the Federal Reserve to raise its benchmark interest rate in the fourth quarter of 2025 before resuming easement in the first quarter of 2026.

Management has deemed certain assumptions underlying the downside S-2 scenario to be as likely to occur in the near term as those underlying the baseline scenario, and, as such, the baseline scenario and the S-2 scenario were each given probability weightings of 50% in the calculation of our allowance for credit losses calculation at September 30, 2025. The weightings are consistent with those applied in the calculation of allowance for credit losses at June 30, 2025.

The credit loss outlook for our portfolio as a whole has not changed materially since June 30, 2025. We continue to closely monitor our portfolio for customers that are sensitive to prolonged inflation, the elevated interest rate environment, tariffs, labor market conditions and/or other economic circumstances that may impact credit quality.

Recent and expected changes in fiscal and other policies with the current administration, including the ongoing government shutdown, create significant uncertainty as to the impact on the U.S and global economies. The effects of continued elevated inflation, and the Federal Reserve’s actions to counter these effects and respond to other economic concerns, could reduce economic growth in the near term. The full extent of the impact of these and other influential factors are uncertain and may have an adverse effect on the U.S. economy, including the possibility of an economic recession or slower growth in the near or midterm.

Highlights of the Third Quarter 2025

We reported net income for the third quarter of 2025 of $127.5 million, or $1.49 per diluted common share, compared to $113.5 million, or $1.32 per diluted common share, in the second quarter of 2025 and $115.6 million, or $1.33 per diluted common share, in the third quarter of 2024. The second quarter of 2025 includes $5.9 million, or $0.05 per diluted share, of supplemental disclosure items related to the costs associated with the acquisition of Sabal Trust Company. There were no supplemental disclosure items in the third quarters of 2025 or 2024.

Third quarter 2025 results compared to second quarter 2025:

•
Net income of $127.5 million, or $1.49 per diluted share
•
Adjusted pre-provision net revenue, a non-GAAP measure, totaled $175.6 million, up $7.6 million, or 5%
•
Period-end loans totaled $23.6 billion, up $134.8 million, or 1%
•
Period-end deposits totaled $28.7 billion, down $386.9 million, or 1%
•
Criticized loans continued to moderate, while total nonaccrual loans increased; annualized net charge-offs to average loans was 0.19%, down from 0.31%
•
Allowance for credit losses coverage to total loans remains solid at 1.45%, unchanged from June 30, 2025
•
Net interest margin of 3.49%, unchanged from prior quarter
•
Tangible common equity ratio of 10.01%, up 17 bps; common equity tier 1 ratio of 14.09%, up 12 bps; and total risk-based capital ratio of 15.92%, up 10 bps
•
Efficiency ratio, a non-GAAP measure, improved to 54.10%, compared to 54.91%

Our results for the third quarter of 2025 again reflect strong performance and profitability. Adjusted pre-provision net revenue and return on assets grew, efficiency ratio improved, credit quality remained stable and net interest margin was unchanged despite a declining interest rate environment. Solid earnings performance drove growth in our capital ratios, even as we continued to deploy capital to fund organic balance sheet growth and repurchase 662,500 shares of our common stock. We remain committed to executing on our organic growth plan while maintaining operational efficiency and proactively managing capital to enhance shareholder value.

Consolidated Financial Results

The following table contains the consolidated financial results for the periods indicated.

	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,
(in thousands, except per share data)	2025	2025	2025	2024	2024	2025	2024
Income Statement Data:
Interest income	$409,020	$402,581	$395,321	$414,286	$429,476	$1,206,922	$1,278,705
Interest income (te) (a)	411,591	405,077	398,127	417,021	432,169	1,214,795	1,287,056
Interest expense	129,282	125,622	125,416	140,730	157,712	380,320	470,340
Net interest income (te)	282,309	279,455	272,711	276,291	274,457	834,475	816,716
Provision for credit losses	12,651	14,925	10,462	11,912	18,564	38,038	40,255
Noninterest income	106,001	98,524	94,791	91,209	95,895	299,316	272,920
Noninterest expense	212,753	215,979	205,059	202,333	203,839	633,791	617,577
Income before income taxes	160,335	144,579	149,175	150,520	145,256	454,089	423,453
Income tax expense	32,869	31,048	29,671	28,446	29,684	93,588	84,712
Net income	$127,466	$113,531	$119,504	$122,074	$115,572	$360,501	$338,741
Supplemental disclosure items-included above, pre-tax:
Included in noninterest expense:
Sabal Trust Company acquisition expense	$—	$5,911	$—	$—	$—	$5,911	$—
FDIC special assessment	—	—	—	—	—	—	3,800
Balance Sheet Data:
Period end balance sheet data
Loans	$23,596,565	$23,461,750	$23,098,146	$23,299,447	$23,455,587	$23,596,565	$23,455,587
Earning assets	32,532,320	31,965,130	31,661,169	31,857,841	32,045,222	32,532,320	32,045,222
Total assets	35,766,407	35,212,652	34,750,680	35,081,785	35,238,107	35,766,407	35,238,107
Noninterest-bearing deposits	10,305,303	10,638,785	10,614,874	10,597,461	10,499,476	10,305,303	10,499,476
Total deposits	28,659,750	29,046,612	29,194,733	29,492,851	28,982,905	28,659,750	28,982,905
Stockholders' equity	4,474,479	4,365,419	4,278,672	4,127,636	4,174,687	4,474,479	4,174,687
Average balance sheet data
Loans	$23,425,895	$23,249,241	$23,068,573	$23,248,512	$23,552,002	$23,249,212	$23,759,083
Earning assets	32,213,632	32,081,140	32,023,885	32,333,012	32,263,748	32,106,914	32,452,619
Total assets	34,751,209	34,527,276	34,355,515	34,770,663	34,780,386	34,546,116	34,959,722
Noninterest-bearing deposits	10,121,707	10,317,446	10,163,221	10,409,022	10,359,390	10,200,640	10,519,199
Total deposits	28,492,076	28,649,900	28,752,416	29,108,381	28,940,163	28,630,511	29,189,160
Stockholders' equity	4,368,746	4,284,279	4,182,814	4,138,326	4,021,211	4,279,294	3,889,265
Common Share Data:
Earnings per share - basic	$1.50	$1.32	$1.38	$1.41	$1.33	$4.20	$3.89
Earnings per share - diluted	1.49	1.32	1.38	1.40	1.33	4.17	3.88
Cash dividends per common share	0.45	0.45	0.45	0.40	0.40	1.35	1.10
Book value per share (period-end)	52.82	51.15	49.73	47.93	48.47	52.82	48.47
Tangible book value per share (period-end)	41.07	39.46	39.40	37.58	38.10	41.07	38.10
Weighted average number of shares - diluted	85,453	85,943	86,462	86,602	86,560	85,977	86,650
Period-end number of shares	84,711	85,351	86,033	86,124	86,136	84,711	86,136

	Three Months Ended					Nine Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,	September 30,
($ in thousands)	2025	2025	2025	2024	2024	2025	2024
Performance and other data:
Return on average assets	1.46%	1.32%	1.41%	1.40%	1.32%	1.40%	1.29%
Return on average common equity	11.58%	10.63%	11.59%	11.74%	11.43%	11.26%	11.63%
Return on average tangible common equity	15.00%	13.71%	14.72%	14.96%	14.70%	14.48%	15.12%
Tangible common equity ratio (b)	10.01%	9.84%	10.01%	9.47%	9.56%	10.01%	9.56%
Tangible common equity Tier 1 (CET1) ratio	14.09%	13.97%	14.48%	14.14%	13.78%	14.09%	13.78%
Net interest margin (te)	3.49%	3.49%	3.43%	3.41%	3.39%	3.47%	3.36%
Noninterest income as a percentage of total revenue (te)	27.30%	26.07%	25.79%	24.82%	25.89%	26.40%	25.05%
Efficiency ratio (c)	54.10%	54.91%	55.22%	54.46%	54.42%	54.73%	55.67%
Allowance for loan losses as a percentage of period-end loans	1.33%	1.33%	1.38%	1.37%	1.35%	1.33%	1.35%
Allowance for credit losses as a percentage of period-end loans	1.45%	1.45%	1.49%	1.47%	1.46%	1.45%	1.46%
Annualized net charge-offs to average loans	0.19%	0.31%	0.18%	0.20%	0.30%	0.23%	0.19%
Nonaccrual loans as a percentage of loans	0.48%	0.40%	0.45%	0.42%	0.35%	0.48%	0.35%
FTE headcount	3,603	3,580	3,497	3,476	3,458	3,603	3,458
Reconciliation of pre-provision net revenue (te) and adjusted pre-provision net revenue(te) (non-GAAP measures) (d)
Net income (GAAP)	$127,466	$113,531	$119,504	$122,074	$115,572	$360,501	$338,741
Provision for credit losses	12,651	14,925	10,462	11,912	18,564	38,038	40,255
Income tax expense	32,869	31,048	29,671	28,446	29,684	93,588	84,712
Pre-provision net revenue	172,986	159,504	159,637	162,432	163,820	492,127	463,708
Taxable equivalent adjustment	2,571	2,496	2,806	2,735	2,693	7,873	8,351
Pre-provision net revenue (te)	175,557	162,000	162,443	165,167	166,513	500,000	472,059
Adjustments from supplemental disclosure items
Sabal Trust Company acquisition expense	—	5,911	—	—	—	5,911	—
FDIC special assessment	—	—	—	—	—	—	3,800
Adjusted pre-provision net revenue (te)	$175,557	$167,911	$162,443	$165,167	$166,513	$505,911	$475,859
Reconciliation of revenue (te), adjusted revenue (te) and efficiency ratio (non-GAAP measures) (d)
Net interest income	$279,738	$276,959	$269,905	$273,556	$271,764	$826,602	$808,365
Noninterest income	106,001	98,524	94,791	91,209	95,895	299,316	272,920
Total GAAP revenue	385,739	375,483	364,696	364,765	367,659	1,125,918	1,081,285
Taxable equivalent adjustment	2,571	2,496	2,806	2,735	2,693	7,873	8,351
Total revenue (te)	$388,310	$377,979	$367,502	$367,500	$370,352	$1,133,791	$1,089,636
GAAP noninterest expense	$212,753	$215,979	$205,059	$202,333	$203,839	$633,791	$617,577
Amortization of intangibles	(2,694)	(2,524)	(2,113)	(2,206)	(2,292)	(7,331)	(7,207)
Adjustments from supplemental disclosure items
Sabal Trust Company acquisition expense	—	(5,911)	—	—	—	(5,911)	—
FDIC special assessment	—	—	—	—	—	—	(3,800)
Adjusted noninterest expense for efficiency	$210,059	$207,544	$202,946	$200,127	$201,547	$620,549	$606,570
Efficiency ratio (c)	54.10%	54.91%	55.22%	54.46%	54.42%	54.73%	55.67%

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) for the third quarter of 2025 totaled $282.3 million, up $2.9 million, or 1%, compared to the second quarter of 2025, and $834.5 million for nine months ended September 30, 2025, up $17.8 million, or 2%, compared to the same period in 2024.

The $2.9 million increase in net interest income (te) from the second quarter of 2025 was driven by an increase in interest income (te) of $6.5 million that was partially offset by an increase in interest expense of $3.6 million. The increase in interest income (te) was driven primarily by an additional accrual day, growth in average earning assets and a favorable change in the mix therein, and higher yields on the securities portfolio. The increase in interest expense was largely driven by an increase in average short-term borrowings and the impact of an additional accrual day, partially offset by a decrease in the cost of interest-bearing deposits and a favorable change in the mix therein.

The net interest margin for the third quarter of 2025 was 3.49%, unchanged from the second quarter of 2025, as higher securities yields (+2 bps) and a favorable change in earning asset mix with higher average loans (+2 bps) were offset by an unfavorable change in funding mix as the volume of higher-cost short-term borrowings increased (-4 bps).

The $17.8 million increase in net interest income (te) for the nine months ended September 30, 2025 from the same period in 2024 was largely interest rate driven, as the decline in prevailing rates on interest-bearing liabilities and an increase in securities yields outpaced lower yields on loans. The increase is also reflective of favorable changes in average balance and mix within interest-bearing liabilities, partially offset by a decline in average loans and the net impact of one less accrual day. Interest income (te) decreased $72.3 million, driven largely by a decrease in both loan yields and average balances, partially offset by increases in securities yields and average balances. Interest income (te) from securities for the nine months ended September 30, 2025 also includes $3.7 million associated with certain fair value hedges that became effective during the year. Interest expense decreased $90.0 million, driven largely by a decline in both the average balance of interest-bearing deposits and the interest rates paid on those deposits. The decrease in average interest-bearing deposits includes the impact of the elimination of brokered time deposits and a decline in retail time deposits, a portion of which shifted to lower-cost transaction and savings deposits.

The net interest margin for the nine months ended September 30, 2025 was 3.47%, up 11 bps from 3.36% for the same period in 2024. The increase in the net interest margin also reflects the decrease in the cost of funds outpacing the decline in the yield on earning assets. The rate on interest-bearing liabilities was down 55 bps from 2024, primarily driven by the lower interest rate environment, promotional rate reductions, the elimination of brokered time deposits and a more favorable mix of retail deposits. The yield on average earning assets was down 25 bps, largely the result of a 36 bp decline in the loan yield, reflective of market interest rate movement, that was partially offset by a 24 bp increase in securities yields, as cash flows from maturing securities were reinvested into instruments with higher yields, coupled with a 6 bp favorable impact from fair value hedge effectiveness described above.

The following tables detail the components of our net interest income (te) and net interest margin.

	Three Months Ended
	September 30, 2025			June 30, 2025			September 30, 2024
($ in millions)	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$18,041.2	$277.9	6.12%	$17,832.7	$271.1	6.10%	$18,179.9	$298.5	6.53%
Residential mortgage loans	4,052.3	40.6	4.00%	4,082.0	41.6	4.07%	3,997.0	39.9	3.99%
Consumer loans	1,332.4	27.7	8.25%	1,334.5	27.8	8.34%	1,375.1	30.6	8.85%
Loan fees & late charges	—	(0.3)	0.00%	—	(0.6)	0.00%	—	1.9	0.00%
Total loans (te) (b)	23,425.9	345.9	5.87%	23,249.2	339.9	5.86%	23,552.0	370.9	6.27%
Loans held for sale	22.2	0.4	6.73%	24.4	0.4	6.55%	26.5	0.6	8.63%
US Treasury and government agency securities	661.7	5.4	3.25%	628.9	5.0	3.16%	556.4	4.1	2.92%
Mortgage-backed securities and collateralized mortgage obligations	6,962.1	50.3	2.89%	6,864.2	48.4	2.82%	6,807.9	44.2	2.60%
Municipals (te)	742.5	5.5	2.96%	761.2	5.6	2.95%	831.1	6.2	2.96%
Other securities	17.4	0.1	3.72%	17.5	0.1	3.69%	23.5	0.2	3.86%
Total securities (te) (c)	8,383.7	61.3	2.92%	8,271.8	59.1	2.86%	8,218.9	54.7	2.66%
Total short-term investments	381.8	4.0	4.19%	535.7	5.7	4.28%	466.3	6.0	5.16%
Total earning assets (te)	$32,213.6	$411.6	5.08%	$32,081.1	$405.1	5.06%	$32,263.7	$432.2	5.34%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$11,662.6	$63.1	2.15%	$11,341.9	$59.7	2.11%	$10,905.3	$65.1	2.37%
Time deposits	3,860.5	34.0	3.50%	4,044.4	35.9	3.57%	4,904.9	57.5	4.66%
Public funds	2,847.3	21.0	2.93%	2,946.2	22.1	3.01%	2,770.6	24.6	3.54%
Total interest-bearing deposits	18,370.4	118.1	2.55%	18,332.5	117.7	2.58%	18,580.8	147.2	3.15%
Repurchase agreements	604.0	2.3	1.51%	606.7	2.1	1.39%	609.8	2.5	1.61%
Other short-term borrowings	531.3	5.9	4.40%	247.0	2.8	4.49%	362.4	4.9	5.43%
Long-term debt	210.6	3.0	5.66%	211.1	3.0	5.67%	236.4	3.1	5.18%
Total borrowings	1,345.9	11.2	3.30%	1,064.8	7.9	2.96%	1,208.6	10.5	3.46%
Total interest-bearing liabilities	19,716.3	129.3	2.60%	19,397.3	125.6	2.60%	19,789.4	157.7	3.17%
Net interest-free funding sources	12,497.3			12,683.8			12,474.3
Total cost of funds	$32,213.6	$129.3	1.59%	$32,081.1	$125.6	1.57%	$32,263.7	$157.7	1.94%
Net interest spread (te)		$282.3	2.48%		$279.5	2.46%		$274.5	2.17%
Net interest margin	$32,213.6	$282.3	3.49%	$32,081.1	$279.5	3.49%	$32,263.7	$274.5	3.39%
(a)
Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)
Includes nonaccrual loans.
(c)
Average securities do not include unrealized holding gains/losses on available for sale securities.
(d)
Included in interest income is net purchase accounting accretion of $0.5 million for the three months ended September 30, 2024. There was no net purchase accounting accretion in 2025.

	Nine Months Ended
	September 30, 2025			September 30, 2024
($ in millions)	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$17,871.8	$816.1	6.10%	$18,380.4	$895.6	6.51%
Residential mortgage loans	4,038.3	120.8	3.99%	3,986.9	114.5	3.83%
Consumer loans	1,339.1	83.1	8.29%	1,391.8	92.5	8.88%
Loan fees & late charges	—	(1.1)	0.00%	—	4.8	0.00%
Total loans (te) (b)	23,249.2	1,018.9	5.86%	23,759.1	1,107.4	6.22%
Loans held for sale	22.4	1.1	6.66%	22.3	1.3	7.88%
US Treasury and government agency securities	626.7	14.8	3.14%	534.7	11.2	2.80%
Mortgage-backed securities and collateralized mortgage obligations	6,886.5	145.4	2.81%	6,802.6	129.8	2.54%
Municipals (te)	768.7	17.0	2.96%	849.4	18.9	2.96%
Other securities	17.6	0.5	3.68%	23.5	0.7	3.74%
Total securities (te) (c)	8,299.5	177.7	2.85%	8,210.2	160.6	2.61%
Total short-term investments	535.8	17.1	4.27%	461.0	17.7	5.13%
Total earning assets (te)	$32,106.9	$1,214.8	5.05%	$32,452.6	$1,287.0	5.30%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$11,404.0	$180.1	2.11%	$10,812.7	$186.6	2.31%
Time deposits	4,057.7	109.9	3.62%	4,905.5	173.3	4.72%
Public funds	2,968.2	66.4	2.99%	2,951.8	79.4	3.59%
Total interest-bearing deposits	18,429.9	356.4	2.59%	18,670.0	439.3	3.14%
Repurchase agreements	614.0	6.2	1.35%	635.9	8.3	1.74%
Other short-term borrowings	262.7	8.7	4.43%	329.1	13.5	5.50%
Long-term debt	210.8	9.0	5.72%	236.4	9.2	5.19%
Total borrowings	1,087.5	23.9	2.94%	1,201.4	31.0	3.45%
Total interest-bearing liabilities	19,517.4	380.3	2.61%	19,871.4	470.3	3.16%
Net interest-free funding sources	12,589.5			12,581.2
Total cost of funds	$32,106.9	$380.3	1.58%	$32,452.6	$470.3	1.94%
Net interest spread (te)		$834.5	2.45%		$816.7	2.13%
Net interest margin	$32,106.9	$834.5	3.47%	$32,452.6	$816.7	3.36%

(a)
Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)
Includes nonaccrual loans.
(c)
Average securities do not include unrealized holding gains/losses on available for sale securities.
(d)
Included in interest income is net purchase accounting accretion of $1.6 million nine months ended September 30, 2024. There was no net purchase accounting accretion in 2025.

Provision for Credit Losses

During the third quarter of 2025, we recorded a provision for credit losses of $12.7 million, compared to $14.9 million in the second quarter of 2025. The provision for credit loss in the third quarter of 2025 included net charge-offs of $11.4 million and a reserve build of $1.3 million, compared to net charge-offs of $17.8 million and a reserve release of $2.9 million in the second quarter of 2025.

Annualized net charge-offs as a percentage of average loans in the third quarter of 2025 were 0.19%, down from 0.31%, in the second quarter of 2025. Net charge-offs in the third quarter of 2025 included $7.5 million in the commercial portfolio, $3.8 million in the consumer portfolio and $0.2 million in the residential mortgage portfolio. Net charge-offs in the second quarter of 2025 included $14.7 million in the commercial portfolio, $2.9 million in the consumer portfolio, and $0.2 million in the residential mortgage portfolio.

We recorded a provision for credit losses of $38.0 million for the nine months ended September 30, 2025, compared to $40.3 million for the same period in 2024. The provision for credit losses for the nine months ended September 30, 2025 included net charge-offs of $39.4 million and a reserve release of $1.4 million, compared to net charge-offs of $34.3 million and a reserve build of $6.0 million in the same period in 2024. Net charge-offs for the nine months ended September 30, 2025 were 0.23% of average loans, comprised of net charge-offs of $29.2 million in the commercial portfolio, $10.1 million in the consumer portfolio and $0.1 million in the residential mortgage portfolio. Net charge-offs for the nine months ended September 30, 2024 were 0.19% of average loans, comprised of net charge-offs of $23.8 million in the commercial portfolio and $10.7 million in the consumer portfolio, partially offset by net recoveries of $0.2 million in the residential mortgage portfolio.

The discussion labeled "Allowance for Credit Losses and Asset Quality" that appears later in this Item provides additional information on these changes and on general credit quality.

Noninterest Income

Noninterest income totaled $106.0 million for the third quarter of 2025, up $7.5 million, or 8%, from the second quarter of 2025. The increase in noninterest income from the second quarter of 2025 was largely driven by investment and annuity fees and insurance commissions, a full quarter's impact from the Sabal Trust Company (Sabal) acquisition, service charges on deposit accounts, and net gains on sales of assets. For the nine months ended September 30, 2025, noninterest income totaled $299.3 million, up $26.4 million, or 10%, from the same period in 2024. The increase from the same period in 2024 was largely driven by trust fees, reflecting the May 2025 acquisition of Sabal, income from derivatives, service charges on deposits, investment and annuity fees and insurance commissions, income from bank-owned life insurance, and income from secondary mortgage market operations, partially offset by declines in other miscellaneous, and net gains on sales of assets. A more detailed discussion of these and other noninterest income variances follows.

The components of noninterest income are presented in the following table for the indicated periods.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
($ in thousands)	2025	2025	2024	2025	2024
Service charges on deposit accounts	$25,220	$24,256	$23,144	$73,595	$67,658
Trust fees	24,211	22,753	18,014	64,986	53,564
Bank card and ATM fees	21,814	22,004	21,639	64,532	64,088
Investment and annuity fees and insurance commissions	14,507	10,603	10,890	36,525	32,523
Secondary mortgage market operations	3,475	4,147	3,379	11,090	9,816
Income from bank-owned life insurance	5,752	5,313	4,364	15,938	12,353
Credit related fees	2,900	2,713	2,905	8,453	9,166
Income (loss) from customer and other derivatives	1,932	1,969	923	3,630	(2,939)
Net gains on sales of premises, equipment and other assets	1,913	1,036	2,943	4,806	6,765
Other miscellaneous	4,277	3,730	7,694	15,761	19,926
Total noninterest income	$106,001	$98,524	$95,895	$299,316	$272,920

Service charges on deposit accounts include consumer, business, and corporate deposit account servicing fees, as well as nonsufficient funds fees on non-consumer accounts, overdraft and overdraft protection fees, and other customer transaction-related fees. Service charges on deposits totaled $25.2 million for the third quarter of 2025, up $1.0 million, or 4%, from the second quarter of 2025. The linked-quarter increase was driven primarily by consumer overdraft fees. For the nine months ended September 30, 2025, service charges on deposits totaled $73.6 million, up $5.9 million, or 9%, from the same period in 2024. The year-over-year increase was largely attributable to consumer overdraft fees, and analysis fees and overdraft fees on business accounts.

Trust fee income represents revenue generated from a full range of trust services, including asset management and custody services provided to individuals, businesses and institutions. Trust fees totaled $24.2 million for the third quarter of 2025, up $1.5 million, or 6%, from the second quarter of 2025. The linked-quarter increase reflects a full quarter's impact from the May 2025 acquisition of Sabal. Trust fees for the nine months ended September 30, 2025 totaled $65.0 million, up $11.4 million, or 21%, from the same period in 2024. The year-over-year increase reflects $9.0 million in personal trust fees as a result of the Sabal acquisition and growth in our legacy personal and corporate trust fees, partially offset by a decline in employee benefits trust revenue.

Bank card and ATM fees include interchange and other income from credit and debit card transactions, fees earned from processing card transactions for merchants, and fees earned from ATM transactions. Bank card and ATM fees totaled $21.8 million for the third quarter of 2025, down $0.2 million, or 1%, from the second quarter of 2025, driven primarily by merchant service fees. For the nine months ended September 30, 2025, bank card and ATM fees totaled $64.5 million, up $0.4 million, or 1%, from the same period in 2024, as increases in purchasing card and debit card processing fees were partially offset by declines in business credit card processing fees and ATM fees.

Investment and annuity fees and insurance commissions, which include both fees earned from sales of annuity and insurance products, as well as managed account fees, totaled $14.5 million, up $3.9 million, or 37%, from the second quarter of 2025, largely attributable to strong annuity sales and an increase in fixed income trading transactions driven by favorable market conditions. The linked-quarter increase is also reflective of an increase in investment management and corporate underwriting fees. For the nine months ended September 30, 2025, investment and annuity fees and insurance commissions totaled $36.5 million, up $4.0 million, or 12%, from the same period in 2024, largely attributable to increases in investment management fees and fixed income trading fees. The year-over-year increase also reflects increases in annuity fees and corporate underwriting fees.

Income from secondary mortgage market operations is comprised of income produced from the origination and sales of residential mortgage loans in the secondary market. We offer a full range of mortgage products to our customers and typically sell longer-term fixed-rate loans while retaining the majority of adjustable-rate loans, as well as loans generated through programs to support customer relationships. Secondary mortgage market operations income will vary based on mortgage application volume, pull through rates, the percentage of loans ultimately sold in the secondary market and the timing of such sales. Income from secondary mortgage market operations was $3.5 million in the third quarter of 2025, down $0.7 million, or 16%, from the second quarter of 2025. The linked-quarter decrease was primarily attributable to a decrease in mortgage loan production. For the nine months ended September 30, 2025, income from secondary mortgage market operations totaled $11.1 million, up $1.3 million, or 13%, from the same period in 2024. The year-over-year increase was primarily attributable to an increase in mortgage loan production, coupled with a higher percentage of loans sold in the secondary market as opposed to being held in our loan portfolio.

Income from bank-owned life insurance (BOLI) is typically generated through insurance benefit proceeds as well as the growth of the cash surrender value of insurance contracts held. Income from BOLI was $5.8 million for the third quarter of 2025, up $0.4 million, or 8%, from the second quarter of 2025. The linked-quarter increase was attributable to a $0.3 million increase in mortality gains and a $0.1 million increase in income associated with changes in cash surrender value. For the nine months ended September 30, 2025, income from BOLI totaled $15.9 million, up $3.6 million, or 29%, from the same period in 2024. The year-over-year increase is attributable to a $2.3 million increase in income associated with changes in cash surrender value and a $1.3 million increase in mortality gains.

Credit related fees include fees assessed on letters of credit and unused portions of loan commitments. Credit related fees were $2.9 million for the third quarter of 2025, up $0.2 million, or 7%, from the second quarter of 2025. For the nine months ended September 30, 2025, credit related fees totaled $8.5 million, down $0.7 million, or 8%, from the same period in 2024. The linked-quarter and year-over-year variances were largely driven by unused commitment fees, which are generally a function of credit line utilization.

Income or loss from customer and other derivatives is largely from our customer interest rate derivative program. Income from customer and other derivatives totaled $1.9 million for the third quarter of 2025, relatively flat when compared to the second quarter of 2025. For the nine months ended September 30, 2025, income from customer and other derivatives totaled $3.6 million compared to a loss of $2.9 million for the same period in 2024. The year-over-year increase was due in part to the 2024 results including a $1.5 million loss related to assumption changes for certain valuation inputs on customer derivatives and $1.2 million of higher losses resulting from assumption changes to the Visa Class B derivative liability. The remaining year-over-year increase is attributable to the customer interest rate derivative program, driven by market conditions. Derivative income can be volatile and is dependent upon the composition of the portfolio, volume and mix of sales and termination activity, and market value adjustments due to market interest rate movement.

Net gains on sales of premises, equipment and other assets consist primarily of net revenue earned from sales of excess-bank owned facilities and equipment no longer in use, gains on sales of Small Business Administration (SBA) and other non-residential mortgage loans, and leases and other assets associated with the equipment finance line of business. Net gains on sales of premises, equipment and other assets totaled $1.9 million for the third quarter of 2025, up $0.9 million from the second quarter of 2025, largely driven by gains on sales of leases and SBA loans. For the nine months ended September 30, 2025, net gains on sales of premises, equipment and other assets totaled $4.8 million, down $2.0 million from the same period in 2024, largely driven by a declines in gains on sales of premises totaling $1.6 million, as the comparative period included a $1.5 million gain on the sale of a former branch property, and gains on sales of SBA loans totaling $0.5 million. The level of net gains or losses on sales of these assets in a given reporting period will vary based on a variety of circumstances.

Other miscellaneous income is comprised of various items, including income from investments in small business investment companies (SBIC), dividends on Federal Home Loan Bank (FHLB) stock, and fees from loan syndication and other specialty lines of business. Other miscellaneous income totaled $4.3 million, up $0.5 million, or 15%, from the second quarter of 2025. The linked-quarter increase was largely driven by a $1.8 million increase in syndication fees that was partially offset by a $1.3 million decrease in SBIC income. For the nine months ended September 30, 2025, other miscellaneous income totaled $15.8 million, down $4.2 million, or 21%, from the same period in 2024. The year-over-year decline was largely driven by declines of $5.1 million in dividends on FHLB stock, reflecting a decline in the level of stock owned and the yield, and $1.2 million in SBIC income, partially offset by an increase of $2.9 million in syndication fees. SBIC income and syndication fees will vary from period to period, depending on activity.

Noninterest Expense

Noninterest expense for the third quarter of 2025 was $212.8 million, down $3.2 million, or 1%, from the second quarter of 2025. Included in noninterest expense for the second quarter of 2025 were supplemental disclosure items totaling $5.9 million attributable to costs associated with the acquisition of Sabal. Excluding the supplemental disclosure items, noninterest expense for the third quarter of 2025 was up $2.7 million, or 1%, from the second quarter of 2025, largely driven by an increase in personnel expense that was partially offset by decreases in other real estate and foreclosed assets expense and professional services expense. For the nine months ended September 30, 2025, noninterest expense totaled $633.8 million, up $16.2 million, or 3%, from the same period in 2024. The nine months ended September 30, 2025 included the $5.9 million Sabal acquisition supplemental disclosure items as described above, and the nine months ended September 30, 2024 included a $3.8 million supplemental disclosure item attributable to an FDIC special assessment. Excluding the impact of the supplemental disclosure items in both periods, noninterest expense was up $14.1 million, or 2%, from the same period in 2024, largely attributable to increases in professional services expense, other real estate and foreclosed assets expense, data processing expense and business development expenses, partially offset by decreases in personnel expense and deposit insurance and regulatory fees. A more detailed discussion of these and other noninterest expense variances follows.

The components of noninterest expense are presented in the following table for the indicated periods.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,	September 30,
($ in thousands)	2025	2025	2024	2025	2024
Compensation expense	$100,681	$95,875	$94,371	$285,508	$288,061
Employee benefits	21,341	20,637	21,400	67,373	67,593
Personnel expense	122,022	116,512	115,771	352,881	355,654
Net occupancy expense	14,066	13,825	13,438	41,471	39,991
Equipment expense	4,156	4,541	4,689	12,788	13,229
Data processing expense	30,665	33,448	31,124	95,363	91,232
Professional services expense	13,375	16,371	10,984	41,981	29,478
Amortization of intangible assets	2,694	2,524	2,292	7,331	7,207
Deposit insurance and regulatory fees	4,656	4,822	5,480	14,504	20,419
Other real estate and foreclosed asset expense (income), net	(337)	1,181	(411)	2,624	(1,706)
Corporate value and franchise taxes and other non-income taxes	4,371	4,733	4,691	13,407	14,848
Entertainment and contributions	2,984	3,347	2,707	9,718	8,570
Advertising	3,619	2,988	3,331	9,622	9,509
Telecommunications and postage	2,534	2,570	2,406	7,545	7,108
Travel expense	1,691	1,891	1,534	4,814	4,233
Tax credit investment amortization	1,068	1,068	1,585	3,204	4,694
Printing and supplies	907	1,269	814	3,078	2,768
Net other retirement expense	(4,142)	(3,907)	(4,396)	(11,933)	(13,727)
Other miscellaneous	8,424	8,796	7,800	25,393	24,070
Total noninterest expense	$212,753	$215,979	$203,839	$633,791	$617,577

Supplemental Disclosure Items Included in Noninterest Expense
Sabal Trust Company acquisition expense:
Personnel expense	$—	$1,422	$—	$1,422	$—
Data processing expense	—	1,976	—	1,976	—
Professional services expense	—	1,550	—	1,550	—
Printing and supplies	—	210	—	210	—
Other	—	753	—	753	—
	$—	$5,911	$—	$5,911	$—
FDIC deposit insurance special assessment:
Deposit insurance and regulatory fees	$—	$—	$—	$—	$3,800
Total supplemental disclosure items included in noninterest expense	$—	$5,911	$—	$5,911	$3,800

Personnel expense consists of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and insurance for medical, life and disability. Personnel expense totaled $122.0 million for the third quarter of 2025, up $5.5 million, or 5%, from the second quarter of 2025. The three months ended June 30, 2025 included $1.4 million of Sabal acquisition costs highlighted as supplemental disclosure items. Excluding these acquisition costs, personnel expense for the third quarter of 2025 was up $6.9 million, or 6%, from the second quarter of 2025. The linked-quarter increase was largely attributable to increases in bonus and incentive compensation, and salary expense as a result of one additional payroll day and an increase in headcount. For the nine months ended September 30, 2025, personnel expense totaled $352.9 million, down $2.8 million, or 1%, from the same period in 2024. Excluding the $1.4 million of acquisition costs, personnel expense for the nine months ended September 30, 2025 was down $4.2 million, or 1%, from the same period in 2024. The year-over-year decline reflects a favorable impact from salary deferrals associated with lending activities and decreases in commissions and incentives expense and in retirement benefits expense, partially offset by increases in salary expense as a result of annual merit increases and an increase in headcount and in bonus and share-based compensation.

Occupancy and equipment expenses are primarily composed of lease expenses, depreciation, maintenance and repairs, rent, property taxes, and other equipment expenses. Occupancy and equipment expenses totaled $18.2 million for the third quarter of 2025, relatively flat compared to the second quarter of 2025. For the nine months ended September 30, 2025, occupancy and equipment expenses totaled $54.3 million, up $1.0 million, or 2%, from the same period in 2024. The year-over-year increase was largely driven by building and equipment maintenance and leased facility expense that were partially offset by decreases in depreciation and amortization and building insurance costs. Occupancy and equipment expense for the nine months ended September 30, 2025 includes approximately $0.8 million of Sabal operating costs post-merger.

Data processing expense includes expenses related to third party technology processing and servicing costs, technology project costs and fees associated with bank card and ATM transactions, and credit card reward expenses. Data processing expense was $30.7 million for the third quarter of 2025, down $2.8 million, or 8%, from the second quarter of 2025. Included in the three months ended June 30, 2025 was $2.0 million of Sabal acquisition costs highlighted as supplemental disclosure items. Excluding these acquisition costs, data processing expense for the third quarter of 2025 was down $0.8 million, or 3%, from the second quarter of 2025, driven largely by a decrease in amortization and maintenance on data processing software and in certain activity-based processing fees and ATM services. For the nine months ended September 30, 2025, data processing expense totaled $95.4 million, up $4.1 million, or 5%, from the same period in 2024. Excluding the $2.0 million of acquisition costs, data processing expense for the nine months ended September 30, 2025 was up $2.2 million, or 2%, from the same period in 2024. The year-over-year increase was largely attributable to increases in certain activity-based fees, including card processing, credit card rewards expense and ATM servicing, and in technology enhancement costs, partially offset by a decrease in amortization and maintenance on data processing software. Data processing expense can vary from period to period, depending on business needs and technology enhancement initiatives.

Professional services expense includes accounting and audit, legal, consulting and certain outsourced service expense. Professional services expense for the third quarter of 2025 totaled $13.4 million, down $3.0 million, or 18%, from the second quarter of 2025. Included in the three months ended June 30, 2025 was $1.5 million of Sabal acquisition costs highlighted as supplemental disclosure items. Excluding these acquisition costs, professional services expense for the third quarter of 2025 was down $1.4 million, or 10%, from the second quarter of 2025, primarily attributable to legal fees. For the nine months ended September 30, 2025, professional services expense totaled $42.0 million, up $12.5 million, or 42%, from the same period in 2024. Excluding the $1.5 million of acquisition costs, professional services expense for the nine months ended September 30, 2025 was up $11.0 million, or 37%, from the same period in 2024, largely attributable to costs associated with consulting and other professional services for stand-alone engagements, including process improvement projects, legal fees, and expense for certain outsourced initiatives. Professional services expense may vary from period to period, generally related to the timing of external service needs.

Deposit insurance and regulatory fees for the third quarter of 2025 totaled $4.7 million, down $0.2 million, or 3%, from the second quarter of 2024. For the nine months ended September 30, 2025, deposit insurance and regulatory fees totaled $14.5 million, down $5.9 million, or 29%, from the same period in 2024. Included in the nine months ended September 30, 2024 was a supplemental disclosure item of $3.8 million attributable to a more sizable adjustment to the special assessment by the FDIC to cover losses incurred under the systemic risk exception following the failure of two large regional banks. Excluding the impact of the supplemental disclosure item, deposit insurance and regulatory fees were down $2.1 million, or 13%, primarily attributable to changes in our risk-based assessment calculation as well as less significant quarterly adjustments to the special assessment based on quarterly updates from the FDIC.

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

Income from other real estate and foreclosed assets totaled $0.3 million in the third quarter of 2025, compared to net losses of $1.2 million in the second quarter of 2025, driven primarily by a decrease in other real estate valuation expense. For the nine months ended September 30, 2025, net losses from other real estate and foreclosed assets totaled $2.6 million, compared to net gains of $1.7 million for the same period last year. The net losses for the nine months ended September 30, 2025 include increased net expense of $2.5 million attributable to one commercial property that was sold during the third quarter of 2025. The level of net income or losses associated with holding and maintaining the other real estate owned portfolio can vary depending on sales activity, valuation adjustments and income or expense associated with operating and maintaining foreclosed property. Gains or losses on the sale of other real estate and foreclosed assets may occur periodically and are dependent on the number and type of assets for sale and current market conditions.

Corporate value, franchise and other non-income tax expense for the third quarter of 2025 totaled $4.4 million, down $0.4 million, or 8%, from the second quarter of 2025. The linked-quarter decrease is largely attributable to bank share tax. For the nine months ended September 30, 2025, corporate value, franchise and other non-income tax expense totaled $13.4 million, down $1.4 million, or 10%, from the same period in 2024. The year-over-year decline is largely attributable to decreases in both franchise and bank share taxes. The calculation of bank share tax is based on multiple variables, including average quarterly assets, earnings and stockholders’ equity to determine the taxable assessment value and can vary from period to period.

Business development-related expenses (including advertising, travel, entertainment and contributions) totaled $8.3 million for the third quarter of 2025, relatively flat compared to the second quarter of 2025, as an increase in advertising expense was largely offset by declines in entertainment, contributions and travel expenses. For the nine months ended September 30, 2025, business development-related expenses totaled $24.2 million, up $1.8 million, or 8%, from the same period in 2024, largely driven by sponsorships, travel expense and contributions.

All other expenses, excluding amortization of intangibles, is comprised of a variety of other operational expenses and losses, tax credit investment amortization, and net other retirement expense. All other expenses totaled $8.8 million for the third quarter of 2025, down $1.0 million, or 10%, from the second quarter of 2025. Included in the three months ended June 30, 2025 was approximately $1.0 million of Sabal acquisition costs highlighted as supplemental disclosure items. Excluding these acquisition costs, other expenses for the third quarter of 2025 were virtually flat compared to the second quarter of 2025. For the nine months ended September 30, 2025, all other expenses totaled $27.3 million, up $2.4 million, or 10%, from the same period in 2024. Excluding the approximately $1.0 million of acquisition costs, all other expenses were up $1.4 million, or 6%, from the same period in 2024, driven largely by an increase in net other retirement expense and other miscellaneous expenses that were partially offset by a decrease in tax credit investment amortization.

Income Taxes

The effective income tax rate for the third quarter of 2025 was 20.5% compared to 21.5% in the second quarter of 2025. The effective income tax rate for the nine months ended September 30, 2025 was 20.6% compared to 20.0% for the same period in 2024.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity management ensures that funds are available to meet the cash flow requirements of our depositors and borrowers, while also meeting the operating, capital and strategic cash flow needs of the Company, the Bank and other subsidiaries. As part of the overall asset and liability management process, liquidity management strategies and measurements have been developed to manage and monitor liquidity risk. The following table summarizes available liquidity at September 30, 2025:

	September 30, 2025
($ in thousands)	Total Available	Amount Used	Net Availability
Available Sources of Funding:
Internal Sources:
Free securities	$4,794,817	$—	$4,794,817
External Sources:
Federal Home Loan Bank (a)	6,658,567	2,408,105	4,250,462
Federal Reserve Bank	3,294,449	—	3,294,449
Brokered deposits	4,298,962	—	4,298,962
Other	1,144,000	—	1,144,000
Total Available Sources of Funding	$20,190,795	$2,408,105	$17,782,690
Cash and other interest-bearing bank deposits			1,425,896
Total Liquidity			$19,208,586

(a) Amount used includes letters of credit.

Liquidity levels of financial institutions continue to be in heightened focus since the failure of several major regional U.S. banks that experienced large-scale deposit runs in the first half of 2023. At September 30, 2025, our available on and off-balance sheet liquidity of $19.2 billion is well in excess of our estimated uninsured, noncollateralized deposits of approximately $11.2 billion.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities and repayments of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window. Total pledged securities were $3.2 billion at September 30, 2025, virtually unchanged from June 30, 2025 and down from $3.9 billion at December 31, 2024. The decrease in pledged securities and related increase in free securities compared to December 31, 2024 is largely attributable to pledges that were released in response to a decrease in public funds deposits. Both securities and FHLB letters of credit are pledged as collateral related to public funds and repurchase agreements. Management has established an internal target for the ratio of free securities to total securities of 20% or greater. As shown in the table below, our ratio of free securities to total securities was 60.83% at September 30, 2025, compared to 59.44% at June 30, 2025, and 48.65% at December 31, 2024.

	September 30,	June 30,	March 31,	December 31,	September 30,
Liquidity Metrics	2025	2025	2025	2024	2024
Free securities / total securities	60.83%	59.44%	58.64%	48.65%	56.52%
Core deposits / total deposits	94.81%	94.68%	94.34%	94.12%	92.95%
Wholesale funds / core deposits	7.74%	4.57%	2.74%	3.09%	6.28%
Liquid assets / total liabilities	19.88%	17.67%	18.08%	15.26%	18.38%
Quarter-to-date average loans / quarter-to-date average deposits	82.22%	81.15%	80.23%	79.87%	81.38%

The liability portion of the balance sheet provides liquidity mainly through the ability to use cash sourced from customer deposit accounts. At September 30, 2025, deposits totaled $28.7 billion, down $386.9 million from June 30, 2025 and $833.1 million from December 31, 2024, due primarily to typical seasonal movement in public funds deposits and retail time deposit maturities. There were no brokered time deposits at September 30, 2025 or June 30, 2025, compared to $6.9 million at December 31, 2024. The use of brokered deposits as a funding source is subject to certain policies regarding the amount, term and interest rate.

Core deposits consist of total deposits excluding certificates of deposit of $250,000 or more and brokered deposits. Core deposits totaled $27.2 billion at September 30, 2025, down $326.9 million, or 1%, compared to June 30, 2025, and $585.3 million, or 2%, from December 31, 2024. Changes in the level of core deposits will vary based on the level of total deposits and the mix therein. The ratio of core deposits to total deposits was 94.81% at September 30, 2025 compared to 94.68% at June 30, 2025, and 94.12% at December 31, 2024.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At September 30, 2025, the bank had $1.3 billion in borrowings and approximately $4.3 billion available under this line. At September 30, 2025, the unused borrowing capacity at the Federal Reserve’s discount window was approximately $3.3 billion. There were no outstanding borrowings with the Federal Reserve at any date during any period covered by this report.

Wholesale funds, which are comprised of short-term borrowings, long-term debt and brokered deposits were 7.74% of core deposits at September 30, 2025, compared to 4.57% at June 30, 2025, and 3.09% at December 31, 2024. At September 30, 2025, wholesale funds totaled $2.1 billion, an increase of $846.6 million from June 30 2025 and $1.2 billion from December 31, 2024, with the variance for both periods largely driven by higher short-term FHLB borrowings. The amount of wholesale funds outstanding will vary based on retail deposit levels and current funding needs. The Company has established an internal target for wholesale funds to be less than 25% of core deposits.

Other key measures used to monitor liquidity include the liquid asset ratio and the loan-to-deposit ratio. The liquid asset ratio (liquid assets, consisting of cash, short-term investments and free securities, divided by total liabilities) measures our ability to meet short-term obligations. Our liquid asset ratio was 19.88% at September 30, 2025, compared to 17.67% at June 30, 2025, and 15.26% at December 31, 2024. Management has established a minimum liquid asset ratio of 7.5% and an internal target of 12% or greater. The loan to deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding) measures the amount of funds the Bank lends for each dollar of deposits on hand. Our average loan-to-deposit ratio for the third quarter of 2025 was 82.22%, compared to 81.15% for the second quarter of 2025, and 79.87% for the fourth quarter of 2024. Management has an established target range for the loan-to-deposit ratio of 87% to 89%, but will operate outside that range under certain circumstances.

Cash generated from operations is another important source of funds to meet liquidity needs. The Consolidated Statements of Cash Flows included in Part I, Item 1 of this document present operating cash flows and summarize all significant sources and uses of funds during the nine months ended September 30, 2025 and 2024.

Dividends received from the Bank have been the primary source of funds available to the Parent for the payment of dividends to our stockholders, repurchasing our common stock in the open market, and for servicing its debt. The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends the Bank can distribute to the Parent. The Parent targets cash and other liquid assets to provide liquidity in an amount sufficient to fund approximately six quarters of ongoing cash or liquid asset needs, consisting primarily of common stockholder dividends, debt service requirements, and any expected early extinguishment of debt. The Parent may operate below the target level on a temporary basis if a return to the target can be achieved in the near-term, generally not to exceed four quarters. The Parent had cash and liquid assets of $259.9 million at September 30, 2025, exceeding our internal target.

Capital Resources

Stockholders’ equity totaled $4.5 billion at September 30, 2025, up $346.8 million, or 8%, from December 31, 2024. The increase from December 31, 2024 is primarily attributable to net income of $360.5 million, other comprehensive income of $189.6 million and $15.0 million of long-term incentive plan and dividend reinvestment activity. These factors were partially offset by dividends of $117.4 million and share repurchases of $100.9 million.

The tangible common equity (TCE) ratio was 10.01% at September 30, 2025, up 54 bps from 9.47% at December 31, 2024, driven primarily by tangible net earnings (+108 bps), other comprehensive income (+55 bps) and stock-based compensation and other (+4 bps), partially offset by capital deployed in the Sabal acquisition (-33 bps), dividends (-34 bps), common share repurchases (-29 bps), and tangible asset growth (-17 bps).

The regulatory capital ratios of the Company and the Bank at September 30, 2025 remained well in excess of current regulatory minimum requirements, including capital conservation buffers, by at least $1.2 billion. The Company and the Bank have been categorized as “well-capitalized” in the most recent notices received from our regulators. Refer to the Supervision and Regulation section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 for further discussion of our capital requirements.

The following table shows the regulatory capital ratios for the Company and the Bank as calculated under current rules for the indicated periods. The capital ratios presented for December 31, 2024 and prior reflect the election to use the current expected credit loss five-year transition rule, which expired on December 31, 2024.

	Well-	September 30,	June 30,	March 31,	December 31,	September 30,
	Capitalized	2025	2025	2025	2024	2024
Total capital (to risk weighted assets)
Hancock Whitney Corporation	10.00%	15.92%	15.82%	16.37%	15.93%	15.56%
Hancock Whitney Bank	10.00%	14.88%	14.79%	15.27%	14.83%	14.52%
Tier 1 common equity capital (to risk weighted assets)
Hancock Whitney Corporation	6.50%	14.09%	13.97%	14.48%	14.14%	13.78%
Hancock Whitney Bank	6.50%	13.67%	13.57%	14.02%	13.67%	13.36%
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	8.00%	14.09%	13.97%	14.48%	14.14%	13.78%
Hancock Whitney Bank	8.00%	13.67%	13.57%	14.02%	13.67%	13.36%
Tier 1 leverage capital
Hancock Whitney Corporation	5.00%	11.46%	11.35%	11.55%	11.29%	11.03%
Hancock Whitney Bank	5.00%	11.11%	11.02%	11.18%	10.91%	10.69%

We regularly perform stress analysis on our capital levels. One such scenario includes the hypothetical impact of including accumulated other comprehensive losses on market valuations of available for sale securities and cash flow hedges in regulatory capital and a further stress scenario that includes both those losses plus losses on the held to maturity investment portfolio in regulatory capital. We estimate that our regulatory capital ratios would remain in excess of the well-capitalized minimums under both of these stress scenarios at September 30, 2025.

On July 24, 2025, our board of directors declared a regular quarterly common stock cash dividend of $0.45 per share. The quarterly common stock cash dividend was paid on September 15, 2025 to shareholders of record on September 5, 2025. The Company has paid uninterrupted dividends to its shareholders since 1967.

In December 2024, our Board of Directors authorized a stock repurchase program, effective January 1, 2025, to repurchase up to 4.3 million shares of the Company’s common stock (approximately 5% of the shares of common stock outstanding as of December 31, 2024). The authorization is set to expire on December 31, 2026. The shares may be repurchased in the open market, by block purchase, through accelerated share repurchase plans, in privately negotiated transactions or otherwise, in one or more transactions, from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The Company is not obligated to purchase any shares under this program and the repurchase authorization may be terminated or amended by the Board at any time prior to the expiration date. During the third quarter of 2025, the Company repurchased 662,500 shares under this program at an average price of $60.48 per share, inclusive of commissions. At September 30, 2025, 1,762,500 shares had been repurchased under this program at an average price of $56.80 per share, inclusive of commissions. The company has accrued an estimated excise tax liability on net share repurchases of $0.8 million at September 30, 2025.

BALANCE SHEET ANALYSIS

Short-Term Investments

Short-term investments are held so that funds are available to meet the cash flow needs of both borrowers and depositors. Short-term investments, including interest-bearing bank deposits and federal funds sold, were $911.3 million at September 30, 2025, up $306.7 million from June 30, 2025 and down $28.4 million from December 31, 2024. Average short-term investments of $381.8 million for the third quarter of 2025 were down $153.9 million from the second quarter of 2025. Average short term investments for the nine months ended September 30, 2025 totaled $535.8 million, up $74.8 million compared from the same period in 2024. Typically, the balance of short-term investments will change on a daily basis depending upon movement in customer loan and deposit accounts.

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

Investment in securities totaled $8.0 billion at September 30, 2025, up $123.3 million, or 2%, from June 30, 2025 and $394.1 million, or 5%, from December 31, 2024. The increases from both comparative periods were driven by favorable movement in the fair value adjustment on the available for sale portfolio and additional investment in the available for sale portfolio. At September 30, 2025, securities available for sale totaled $5.8 billion and securities held to maturity totaled $2.2 billion.

Our securities portfolio consists mainly of residential and commercial mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies. We invest only in high quality investment grade securities with a targeted portfolio effective duration generally between two and five and a half years. At September 30, 2025, the average expected maturity of the portfolio was 5.19 years with an effective duration of 3.87 years and a nominal weighted-average yield of 2.82%. Under an immediate, parallel rate shock using increases of 100 bps and 200 bps, the effective durations would be 3.93 years for both scenarios. At December 31, 2024, the average expected maturity of the portfolio was 5.58 years with an effective duration of 4.12 years and a nominal weighted-average yield of 2.66%. The changes in expected maturity, effective duration, and nominal weighted-average yield were largely the result of reinvestment and additional investment in the portfolio during the period. At September 30, 2025, approximately $432.2 million of our available for sale securities are hedged with $397.5 million in fair value hedges in order to provide protection and flexibility to reposition and/or reprice the portfolio, effectively reducing the duration (market price risk) on the hedged securities. During the nine months ended September 30, 2025, $203.5 million of fair value hedges became effective, with the net earnings recorded in interest income. Once effective, fair value hedges synthetically convert the notional amount of the hedged asset over the life of the hedge to a variable rate instrument that is indexed to the federal funds effective rate.

At the end of each reporting period, we evaluate the securities portfolio for credit loss. Based on our assessments, expected credit loss was not material for any period presented, and therefore no allowance for credit loss was recorded.

Loans

Total loans at September 30, 2025 were $23.6 billion, up $134.8 million, or 1%, from June 30, 2025 and up $297.1 million, or 1%, from December 31, 2024. The net increase in loans was largely driven by growth in commercial real estate and equipment finance loans, partially offset by a higher level of payoffs and lower credit line utilization. A more detailed discussion of loan portfolio segment activity follows.

The following table shows the composition of our loan portfolio at each date indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
($ in thousands)	2025	2025	2025	2024	2024
Total loans:
Commercial non-real estate	$9,680,597	$9,760,733	$9,636,594	$9,876,592	$9,588,309
Commercial real estate - owner occupied	3,279,258	3,136,182	3,000,998	3,011,955	3,096,173
Total commercial and industrial	12,959,855	12,896,915	12,637,592	12,888,547	12,684,482
Commercial real estate - income producing	4,076,643	3,940,309	3,809,664	3,798,612	3,988,661
Construction and land development	1,197,305	1,219,514	1,287,919	1,281,115	1,423,615
Residential mortgages	4,027,600	4,057,307	4,025,145	3,961,328	3,988,309
Consumer	1,335,162	1,347,705	1,337,826	1,369,845	1,370,520
Total loans	$23,596,565	$23,461,750	$23,098,146	$23,299,447	$23,455,587

Our commercial customer base is diversified over a range of industries. We lend mainly to middle-market and smaller commercial entities, although we do participate in larger shared-credit loan facilities generally with businesses/sponsors operating in our market areas that are well known to the relationship officers. Shared national credits outstanding at September 30, 2025 totaled approximately $2.1 billion, or 8.9% of total loans, down $113.7 million compared to June 30, 2025, and down $206.0 million from December 31, 2024. At September 30, 2025, our largest industry concentrations in shared national credits includes approximately $318 million in real estate rental and leasing, $290 million in finance and insurance, $233 million in information, $220 million in manufacturing, $179 million in wholesale trade, $177 million in transportation and warehousing, and $156 million in construction, with the remainder of the balance in other diverse industries.

Commercial and industrial (“C&I”) loans include both non-real estate and owner occupied real estate secured loans. C&I totaled $13.0 billion at September 30, 2025, up $62.9 million, or less than 1%, from June 30, 2025 and $71.3 million, or 1%, from December 31, 2024. The increase is reflective of growth spread across several sectors and industries.

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

	September 30,		June 30,		March 31,		December 31,		September 30,
	2025		2025		2025		2024		2024
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial & industrial loans:
Retail trade	$1,400,293	11%	$1,327,530	10%	$1,301,529	10%	$1,283,203	10%	$1,262,357	10%
Health care and social assistance	1,306,684	10%	1,376,655	11%	1,387,001	11%	1,447,349	11%	1,373,275	11%
Real estate and rental and leasing	1,233,906	10%	1,249,885	10%	1,220,072	10%	1,189,727	9%	1,216,311	9%
Manufacturing	1,216,813	9%	1,178,187	9%	1,123,114	9%	1,191,781	9%	1,152,823	9%
Wholesale trade	1,117,737	9%	1,103,615	8%	1,105,444	9%	1,148,034	9%	1,076,834	9%
Construction	1,100,770	8%	993,338	8%	1,000,155	8%	989,313	8%	968,213	7%
Transportation and warehousing	976,880	8%	986,952	8%	973,187	8%	965,893	7%	974,147	8%
Professional, scientific, and technical services	818,290	6%	796,817	6%	729,215	6%	756,573	6%	747,559	6%
Accommodation, food services and entertainment	807,897	6%	755,365	6%	786,180	6%	772,721	6%	735,563	6%
Finance and insurance	593,798	5%	676,691	5%	638,039	5%	683,401	5%	729,627	6%
Information	461,178	4%	453,154	3%	437,902	3%	410,284	3%	395,155	3%
Other services (except public administration)	395,869	3%	396,440	3%	381,715	3%	414,514	3%	404,696	3%
Public administration	358,704	3%	366,942	3%	388,659	3%	402,872	3%	412,246	3%
Admin, support, waste mgmt, remediation services	325,086	2%	336,566	3%	330,951	3%	326,385	3%	337,175	3%
Educational services	235,165	2%	242,677	2%	244,391	2%	240,096	2%	243,023	2%
Energy	169,536	1%	177,551	1%	178,969	1%	197,317	2%	188,619	1%
Other	441,249	3%	478,550	4%	411,069	3%	469,084	4%	466,859	4%
Total commercial & industrial loans	$12,959,855	100%	$12,896,915	100%	$12,637,592	100%	$12,888,547	100%	$12,684,482	100%

Commercial real estate - income producing loans totaled approximately $4.1 billion at September 30, 2025, up $136.3 million, or 3%, from June 30, 2025 and $278.0 million, or 7%, from December 31, 2024. Construction and land development loans totaled approximately $1.2 billion at September 30, 2025, down $22.2 million, or 2%, from June 30, 2025, and $83.8 million or 7%, from December 31, 2024. The following table details the end-of-period aggregated commercial real estate - income producing and construction loan balances by property type. Loans reflected in 1-4 family residential construction include both loans to construction builders as well as single family borrowers.

	September 30,		June 30,		March 31,		December 31,		September 30,
	2025		2025		2025		2024		2024
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial real estate - income producing and construction loans:
Multifamily	$1,397,370	26%	$1,401,521	27%	$1,363,926	27%	$1,343,544	26%	$1,324,329	25%
Retail	836,666	16%	821,420	16%	783,489	15%	773,621	15%	836,827	15%
Industrial	772,552	15%	710,424	14%	756,324	15%	698,520	14%	761,464	14%
Healthcare related properties	650,448	12%	641,735	12%	647,046	13%	658,067	13%	746,342	14%
Office	516,659	10%	503,525	10%	496,379	10%	506,690	10%	485,672	9%
Hotel, motel and restaurants	402,728	8%	437,650	9%	423,005	8%	424,866	8%	491,065	9%
1-4 family residential construction	239,568	5%	228,104	4%	217,849	4%	235,745	5%	264,819	5%
Other land loans	174,048	3%	169,303	3%	183,725	4%	192,919	4%	181,459	3%
Other	283,909	5%	246,141	5%	225,840	4%	245,755	5%	320,299	6%
Total commercial real estate - income producing and construction loans	$5,273,948	100%	$5,159,823	100%	$5,097,583	100%	$5,079,727	100%	$5,412,276	100%

The residential mortgage loan portfolio totaled $4.0 billion at September 30, 2025, down $29.7 million, or 1%, compared to June 30, 2025 and up $66.3 million, or 2%, compared to December 31, 2024. The composition of the residential mortgage loan portfolio will depend on the volume of loans originated and the percentage ultimately sold in the secondary market.

The consumer loan portfolio totaled $1.3 billion at September 30, 2025, down $12.5 million, or 1%, from June 30, 2025 and $34.7 million, or 3%, from December 31, 2024. Changes in the consumer loan portfolio balance include the impact of our exit from the indirect automobile lending market, where the existing portfolio is in run-off. The indirect loan portfolio totaled $5.9 million at September 30, 2025, down $3.0 million from June 30, 2025 and down $12.1 million from December 31, 2024.

Average loans for the third quarter of 2025 of $23.4 billion were up $176.7 million, or 1%, compared to the second quarter of 2025.

Allowance for Credit Losses and Asset Quality

Our allowance for credit losses was $341.5 million at September 30, 2025, up $1.2 million from June 30, 2025, and down $1.3 million from December 31, 2024. The increase in the allowance for credit losses from June 30, 2025 is attributable to a $12.7 million provision for credit losses, partially offset by $11.4 million of net charge-offs. Our overall credit loss outlook is not significantly different from that at June 30, 2025. Uncertainty remains related to economic conditions and geopolitical conflict, which continues to influence an elevated reserve relative to pre-pandemic levels. The allowance for loan losses increased $0.4 million and the reserve for unfunded lending commitments increased $0.8 million from June 30, 2025. The relatively flat allowance for loan losses at September 30, 2025 compared to June 30, 2025 includes an increase in individually evaluated reserves on problem loans of $2.2 million, a modest reduction in funded reserves for the commercial real estate - income producing portfolio due to more stable performance and outlook, as well other relatively minor changes among the portfolios. The increase in the reserve for unfunded commitments compared to June 30, 2025 is largely volume driven.

We utilized the September 2025 Moody's economic scenarios in our allowance for credit losses calculation at September 30, 2025. After considering the variables underlying each of the Moody's economic scenarios, management probability-weighed both the baseline scenario and the downside S-2 mild recessionary scenario at 50% in the computation of the allowance for credit losses at September 30, 2025, consistent with the weightings used in the calculation of allowance for credit losses at June 30, 2025. Each of the scenarios considered have varying degrees of severity and duration of impacts to forecasted market conditions, economic indicators, monetary and other governmental policies and geopolitical conditions, among other variables. Refer to the Economic Outlook section of this discussion and analysis for further information on the Moody’s scenarios and our weighting assumptions.

Our allowance for credit losses coverage to total loans was 1.45% at September 30, 2025, flat compared to June 30, 2025 and down modestly from 1.47% at December 31, 2024. The allowance for credit losses on the commercial portfolio totaled $271.2 million, or 1.49% of that portfolio, at September 30, 2025, compared to $268.7 million, or 1.49%, at June 30, 2025. The allowance for credit losses on the residential mortgage portfolio totaled $42.6 million, or 1.06% of that portfolio, at September 30, 2025, compared to $43.6 million, or 1.08%, at June 30, 2025. The allowance for credit losses on the consumer portfolio totaled $27.6 million, or 2.07% of that portfolio, at September 30, 2025, compared to $28.0 million, or 2.08%, at June 30, 2025.

Criticized commercial loans totaled $549.2 million at September 30, 2025, down $20.2 million, or 4%, from $569.3 million at June 30, 2025, and $73.9 million, or 12%, from $623.0 million at December 31, 2024. Criticized loans are defined as those having potential weaknesses that deserve management’s close attention (risk-rated as special mention, substandard and doubtful), including both accruing and nonaccruing loans. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process. In addition, the Company often reviews portfolios of loans to determine if there are areas of risk not specifically identified in its loan by loan approach. Criticized commercial loans comprised 3.01% of that portfolio at

September 30, 2025, down from 3.15% at June 30, 2025, and 3.47% at December 31, 2024. We remain focused on identifying specific and broader risk indicators that may be impacting certain segments in our portfolio, and we have not seen signs of significant weakening in any particular industry, sector or geographic segment beyond what we believe has been experienced by the banking industry as a whole. Our criticized commercial loans at September 30, 2025 are diversified across many industries, with the largest concentrations as follows: $89.8 million in real estate, rental and leasing; $83.5 million in retail trade; $67.9 million in wholesale trade; $63.8 million in accommodation, food service, and entertainment; $62.2 million in transportation and warehousing; $50.6 million in construction; $41.3 million in healthcare and social assistance; and $30.2 million in manufacturing. Commercial loans risk rated pass-watch totaled $596.3 million at September 30, 2025, up $46.4 million, or 8%, from June 30, 2025, and $74.9 million, or 14%, from December 31, 2024. The pass-watch risk rating includes credits with negative performance trends that reflect sufficient risk to cause concern, but have not risen to the level of criticized.

Net charge-offs were $11.4 million, or 0.19% of average total loans on an annualized basis in the third quarter of 2025, compared to $17.8 million, or 0.31% of average total loans on an annualized basis in the second quarter of 2025. Net charge-offs in the third quarter of 2025 included $7.5 million in the commercial portfolio, $3.8 million in the consumer portfolio and $0.2 million in the residential mortgage portfolio. Net charge-offs in the second quarter of 2025 included $14.7 million in the commercial portfolio, $2.9 million in the consumer portfolio and $0.2 million in the residential mortgage portfolio.

The following table provides a rollforward of the allowance for credit losses, coverage ratios and net charge-off ratios for the periods indicated.

	Three Months Ended			Nine Months Ended
	September 30,	June 30,	September 30,	September 30,
($ in thousands)	2025	2025	2024	2025	2024
Provision and Allowance for Credit Losses
Allowance for loan losses:
Allowance for loan losses at beginning of period	$313,189	$318,119	$316,148	$318,882	$307,907
Loans charged-off:
Commercial non real estate	7,961	18,352	16,565	32,445	33,869
Commercial real estate - owner-occupied	1,885	—	—	4,626	—
Total commercial & industrial	9,846	18,352	16,565	37,071	33,869
Commercial real estate - income producing	—	—	—	34	8,819
Construction and land development	1,258	25	39	1,291	264
Total commercial	11,104	18,377	16,604	38,396	42,952
Residential mortgages	249	262	162	678	229
Consumer	4,383	3,689	4,347	12,283	13,249
Total charge-offs	15,736	22,328	21,113	51,357	56,430
Recoveries of loans previously charged-off:
Commercial non real estate	3,442	3,392	2,013	8,484	18,067
Commercial real estate - owner-occupied	178	268	125	541	986
Total commercial & industrial	3,620	3,660	2,138	9,025	19,053
Commercial real estate - income producing	12	—	2	12	7
Construction and land development	—	13	—	123	62
Total commercial	3,632	3,673	2,140	9,160	19,122
Residential mortgages	68	66	134	521	430
Consumer	606	803	812	2,213	2,586
Total recoveries	4,306	4,542	3,086	11,894	22,138
Total net charge-offs	11,430	17,786	18,027	39,463	34,292
Provision for loan losses	11,877	12,856	19,150	34,217	43,656
Allowance for loan losses at end of period	$313,636	$313,189	$317,271	$313,636	$317,271
Reserve for Unfunded Lending Commitments:
Reserve for unfunded lending commitments at beginning of period	$27,100	$25,031	$26,079	$24,053	$28,894
Provision for losses on unfunded lending commitments	774	2,069	(586)	3,821	(3,401)
Reserve for unfunded lending commitments at end of period	$27,874	$27,100	$25,493	$27,874	$25,493
Total Allowance for Credit Losses	$341,510	$340,289	$342,764	$341,510	$342,764
Total Provision for Credit Losses	$12,651	$14,925	$18,564	$38,038	$40,255
Coverage Ratios:
Allowance for loan losses to period-end loans	1.33%	1.33%	1.35%	1.33%	1.35%
Allowance for credit losses to period-end loans	1.45%	1.45%	1.46%	1.45%	1.46%
Charge-offs ratios:
Gross charge-offs to average loans	0.27%	0.39%	0.36%	0.30%	0.32%
Recoveries to average loans	0.07%	0.08%	0.05%	0.07%	0.12%
Net charge-offs to average loans	0.19%	0.31%	0.30%	0.23%	0.19%
Net Charge-offs to average loans by portfolio
Commercial non real estate	0.19%	0.62%	0.60%	0.33%	0.22%
Commercial real estate - owner-occupied	0.21%	(0.04)%	(0.02)%	0.18%	(0.04)%
Total commercial & industrial	0.19%	0.46%	0.45%	0.29%	0.15%
Commercial real estate - income producing	0.00%	0.00%	(0.00)%	0.00%	0.29%
Construction and land development	0.42%	0.00%	0.01%	0.13%	0.02%
Total commercial	0.16%	0.33%	0.32%	0.22%	0.17%
Residential mortgages	0.02%	0.02%	0.00%	0.01%	(0.01)%
Consumer	1.12%	0.87%	1.02%	1.01%	1.02%

The following table sets forth for the periods indicated nonaccrual loans and reportable loan modifications to borrowers experiencing financial difficulty by type, and foreclosed and surplus ORE and other foreclosed assets. The table also includes loans past due 90 days or more and still accruing.

	September 30,	June 30,	March 31,	December 31,	September 30,
($ in thousands)	2025	2025	2025	2024	2024
Loans accounted for on a nonaccrual basis:
Commercial non-real estate	$39,108	$20,196	$15,261	$14,172	$17,443
Commercial non-real estate - modified	8,084	11,710	19,393	19,246	3,954
Total commercial non-real estate	47,192	31,906	34,654	33,418	21,397
Commercial real estate - owner occupied	6,667	3,237	3,913	2,727	1,988
Commercial real estate - owner-occupied - modified	341	352	366	—	901
Total commercial real estate - owner-occupied	7,008	3,589	4,279	2,727	2,889
Commercial real estate - income producing	4,782	5,094	5,127	356	1,918
Commercial real estate - income producing - modified	—	841	841	—	—
Total commercial real estate - income producing	4,782	5,935	5,968	356	1,918
Construction and land development	3,281	1,932	1,851	5,561	6,316
Construction and land development - modified	—	—	—	—	—
Total construction and land development	3,281	1,932	1,851	5,561	6,316
Residential mortgage	40,284	41,122	41,978	43,157	38,571
Residential mortgage - modified	742	178	4,426	929	541
Total residential mortgage	41,026	41,300	46,404	44,086	39,112
Consumer	10,115	10,260	11,058	11,187	11,234
Consumer - modified	150	—	—	—	—
Total consumer	10,265	10,260	11,058	11,187	11,234
Total nonaccrual loans	$113,554	$94,922	$104,214	$97,335	$82,866
ORE and foreclosed assets	11,140	26,847	26,690	27,797	27,732
Total nonaccrual loans and ORE and foreclosed assets	$124,694	$121,769	$130,904	$125,132	$110,598
Modified loans - still accruing:
Commercial non-real estate	$65,284	$45,123	$58,188	$74,211	$82,609
Commercial real estate - owner occupied	—	—	—	—	799
Commercial real estate - income producing	—	1,846	1,882	2,741	3,050
Construction and land development	—	—	—	—	—
Residential mortgage	16,891	15,265	10,514	2,241	3,344
Consumer	43	—	34	131	354
Total modified loans - still accruing	$82,218	$62,234	$70,618	$79,324	$90,156
Total reportable modified loans	$91,535	$75,315	$95,644	$99,499	$95,552
Loans 90 days past due still accruing	$24,576	$58,702	$15,593	$21,852	$5,967
Ratios:
Nonaccrual loans to total loans	0.48%	0.40%	0.45%	0.42%	0.35%
Nonaccrual loans plus ORE and foreclosed assets to loans plus ORE and foreclosed assets	0.53%	0.52%	0.57%	0.54%	0.47%
Allowance for loan losses to nonaccrual loans	276.20%	329.94%	305.26%	327.61%	382.87%
Allowance for loan losses to nonaccrual loans and accruing loans 90 days past due	227.06%	203.87%	265.53%	267.55%	357.15%
Loans 90 days past due still accruing to loans	0.10%	0.25%	0.07%	0.09%	0.03%

Nonaccrual loans plus ORE and foreclosed assets totaled $124.7 million at September 30, 2025, up $2.9 million from June 30, 2025, and down $0.4 million from December 31, 2024. Nonaccrual loans of $113.6 million increased $18.6 million from June 30, 2025, and $16.2 million from December 31, 2024. The ratio of nonaccrual loans to total loans remains relatively low at 0.48% of the total portfolio. ORE and foreclosed assets were $11.1 million at September 30, 2025, down $15.7 million from June 30, 2025, and $16.7 million from December 31, 2024, largely attributable to the sale of a commercial property. Nonaccrual loans plus ORE and other foreclosed assets as a percentage of total loans, ORE and other foreclosed assets was 0.53% at September 30, 2025, up 1 bp from June 30, 2025, and down 1 bp from December 31, 2024.

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

Lack of diversity in concentration within a deposit base may increase the risk of events or trends that could prompt a larger-scale demand for deposits outflow. Concerns over a financial institution's ability to protect deposit balances in excess of the federally insured limit may increase the risk of a deposit run. We consider our deposit base to be seasoned, stable and well-diversified. We also offer our customers an insured cash sweep product (ICS) that allows customers to secure deposits above FDIC insured limits. We continue to see demand for the ICS product, with the balance totaling $349.7 million at September 30, 2025, compared to $385.4 million at June 30, 2025 and $359.7 million at December 31, 2024. At September 30, 2025, we have calculated our average deposit account size by dividing period-end deposits by the population of accounts with balances to be approximately $37,000, which includes

$201,200 in our commercial and small business lines (excluding public funds), $118,900 in our wealth management business line, and $18,000 in our consumer business line.

Further, at September 30, 2025, our sources of liquidity exceed uninsured deposits. We have estimated the Bank’s amount of uninsured deposits using the methodologies and assumptions required for FDIC regulatory reporting to be approximately $14.2 billion at September 30, 2025, down $222.6 million compared to June 30, 2025. Our uninsured deposit total at September 30, 2025 includes approximately $3.0 billion of public funds that have pledged securities as collateral, leaving approximately $11.2 billion of noncollateralized, uninsured deposits compared to total liquidity of $19.2 billion. Our ratio of noncollateralized, uninsured deposits to total deposits was approximately 39.2% at September 30, 2025, compared to 38.6% at June 30, 2025 and 37.3% at December 31, 2024.

Total deposits were $28.7 billion at September 30, 2025, down $386.9 million, or 1%, from June 30, 2025 and $833.1 million, or 3%, from December 31, 2024. Average deposits for the third quarter of 2025 were $28.5 billion, down $157.8 million, or 1%, from the second quarter of 2025.

The following table shows the composition of our deposits at each date indicated.

	September 30,	June 30,	March 31,	December 31,	September 30,
($ in thousands)	2025	2025	2025	2024	2024

Noninterest-bearing deposits	$10,305,303	$10,638,785	$10,614,874	$10,597,461	$10,499,476
Interest-bearing retail transaction and savings deposits	11,776,338	11,498,300	11,419,406	11,327,725	10,902,720
Interest-bearing public fund deposits:
Public fund transaction and savings deposits	2,706,540	2,902,513	2,921,566	3,127,427	2,622,580
Public fund time deposits	93,417	83,472	82,750	85,072	81,525
Total interest-bearing public fund deposits	2,799,957	2,985,985	3,004,316	3,212,499	2,704,105
Retail time deposits	3,778,152	3,923,542	4,156,137	4,348,265	4,686,111
Brokered time deposits	—	—	—	6,901	190,493
Total interest-bearing deposits	18,354,447	18,407,827	18,579,859	18,895,390	18,483,429
Total deposits	$28,659,750	$29,046,612	$29,194,733	$29,492,851	$28,982,905

Noninterest-bearing demand deposits totaled $10.3 billion at September 30, 2025, down $333.5 million, or 3%, from June 30, 2025 and $292.2 million, or 3%, from December 31, 2024. Noninterest-bearing demand deposits comprised 36% of total deposits at September 30, 2025, down from 37% at June 30, 2025, and flat compared to December 31, 2024.

Interest-bearing transaction and savings accounts totaled $11.8 billion at September 30, 2025, up $278.0 million, or 2%, from June 30, 2025 and $448.6 million, or 4%, from December 31, 2024. Interest-bearing public fund deposits totaled $2.8 billion at September 30, 2025, down $186.0 million, or 6%, from June 30, 2025 and $412.5 million or 13%, from December 31, 2024. The decrease in public funds deposits from both comparative periods is mostly reflective of typical seasonal outflows as the calendar year elapses. Retail time deposits totaled $3.8 billion at September 30, 2025, down $145.4 million, or 4%, from June 30, 2025 and $570.1 million, or 13%, from December 31, 2024. The decline in retail time deposits is mostly attributable to maturities that did not renew, reflective of interest rate movement, including promotional rate reductions; a portion of these deposits shifted into interest-bearing transaction and savings accounts or non-interest bearing accounts. We had no brokered time deposits at September 30, 2025 and June 30, 2025, compared to $6.9 million at December 31, 2024. The Company uses brokered deposits as one component of its funding strategy, subject to certain policies regarding the amount, term and interest rate.

The rate paid on interest-bearing deposits for the third quarter of 2025 was 2.55%, down 3 bps from 2.58% in the second quarter of 2025. Rates paid on deposits will vary based on prevailing interest rates and promotional rate offerings on the various product types. The following table sets forth average balances and weighted-average rates paid on deposits for the third and second quarters of 2025 and the third quarter of 2024.

	Three months ended
	September 30, 2025			June 30, 2025			September 30, 2024
($ in millions)	Balance	Rate	Mix	Balance	Rate	Mix	Balance	Rate	Mix
Interest-bearing deposits:
Interest-bearing transaction deposits	$2,929.5	1.42%	10.3%	$2,840.7	1.37%	9.9%	$2,739.8	1.67%	9.5%
Money market deposits	6,604.1	2.89	23.2	6,380.4	2.90	22.2	6,121.7	3.35	21.2
Savings deposits	2,146.7	0.83	7.5	2,138.8	0.72	7.5	2,052.0	0.40	7.1
Time deposits	3,842.8	3.51	13.5	4,026.4	3.58	14.1	4,896.7	4.67	16.9
Public Funds	2,847.3	2.93	10.0	2,946.2	3.01	10.3	2,770.6	3.54	9.6
Total interest-bearing deposits	18,370.4	2.55%	64.5	18,332.5	2.58%	64.0	18,580.8	3.15%	64.3
Noninterest-bearing demand deposits	10,121.7		35.5	10,317.4		36.0	10,359.4		35.7
Total deposits	$28,492.1		100.0%	$28,649.9		100.0%	$28,940.2		100.0%

The following sets forth the maturities of time certificates of deposit greater than $250,000 at September 30, 2025.

September 30,
($ in thousands)	2025
Three months	$728,070
Over three months through six months	412,057
Over six months through one year	339,054
Over one year	9,387
Total	$1,488,568

Short-Term Borrowings

At September 30, 2025, short-term borrowings totaled $1.9 billion, up $846.6 million from June 30, 2025 and $1.3 billion from December 31, 2024. The increases from both June 30, 2025 and December 31, 2024 were primarily driven by FHLB borrowings. Average short-term borrowings of $1.1 billion in the third quarter of 2025 were up $281.7 million, or 33%, from the second quarter of 2025.

Short-term borrowings are a core portion of the Company’s funding strategy and can fluctuate depending on our funding needs and the sources utilized. Customer repurchase agreements and borrowings from the Federal Home Loan Bank (FHLB) are the major sources of short-term borrowings. Customer repurchase agreements are offered mainly to commercial customers to assist them with their cash management strategies or to provide a temporary investment vehicle for their excess liquidity pending redeployment for corporate or investment purposes. While customer repurchase agreements provide a recurring source of funds to the Bank, amounts available will vary. FHLB borrowings are collateralized by certain residential mortgage and commercial real estate loans included in the Bank’s loan portfolio, subject to specific criteria. FHLB borrowings totaled $1.3 billion at September 30, 2025, compared to $400 million at June 30, 2025. There were no FHLB borrowings outstanding at December 31, 2024.

Long-Term Debt

Long-term debt totaled $210.7 million at September 30, 2025, virtually unchanged from both June 30, 2025 and December 31, 2024.

Long-term debt at September 30, 2025 includes subordinated notes payable with an aggregate principal amount of $172.5 million, a stated maturity of June 15, 2060, and a fixed rate of 6.25% per annum that qualify as Tier 2 capital of certain regulatory capital ratios. Subject to prior approval by the Federal Reserve, the Company may redeem these notes in whole or in part on any of its quarterly interest payment dates.

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

The contractual amounts of these instruments reflect our exposure to credit risk. The Bank undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. At September 30, 2025, the Company had a reserve for credit losses on unfunded lending commitments totaling $27.9 million.

The following table shows the commitments to extend credit and letters of credit at September 30, 2025 according to expiration date.

		Expiration Date
		Less than	1-3	3-5	More than
($ in thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$9,474,133	$4,152,388	$2,406,522	$2,139,953	$775,270
Letters of credit	399,692	359,216	39,617	859	—
Total	$9,873,825	$4,511,604	$2,446,139	$2,140,812	$775,270

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

Net Interest Income at Risk

The following table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in rates at September 30, 2025. Shifts are measured in 100 basis point increments in a range from -500 to +500 basis points from base case, with -300 through +300 basis points presented in the table below. Our interest rate sensitivity modeling incorporates a number of assumptions including loan and deposit repricing characteristics, the rate of loan prepayments and other factors. The base scenario assumes that the current interest rate environment is held constant over a 24-month forecast period and is the scenario to which all others are compared in order to measure the change in net interest income. Policy limits on the change in net interest income under a variety of interest rate scenarios are approved by the Board of Directors. All policy scenarios assume a static volume forecast where the balance sheet is held constant, although other scenarios are modeled.

		Estimated Increase
		(Decrease) in NII
	Change in Interest Rates	Year 1	Year 2
	(basis points)
-	300	-6.01%	-14.23%
-	200	-4.10%	-9.79%
-	100	-1.89%	-4.55%
+	100	1.53%	3.79%
+	200	2.85%	7.19%
+	300	4.15%	10.54%

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

Economic Value of Equity (EVE)

EVE simulation involves calculating the present value of all future cash flows from assets and subtracting the present value of all future cash outflows from liabilities including the impact of off-balance sheet items such as interest rate hedges. This analysis results in a theoretical market value of the bank's equity or EVE. Management’s focus on EVE analysis is not on the resulting calculation of EVE itself, but instead on the sensitivity of EVE to changes in market rates. Policy limits on the change in EVE under a variety of interest rate scenarios are approved by the Board of Directors. The following table presents an analysis of the change in the Bank’s EVE resulting from instantaneous and parallel shifts in rates as of September 30, 2025. Shifts are measured in 100 basis point increments ranging from -500 to +500 basis points from base case, with -300 through +300 basis points presented in table below.

		Estimated Change in EVE at
Change in Interest Rates		September 30, 2025
(basis points)
-	300	2.03%
-	200	2.11%
-	100	1.57%
+	100	-2.34%
+	200	-5.08%
+	300	-7.93%

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

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were effective.

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The following is a summary of common share repurchases during the three months ended September 30, 2025.

	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased under such Plans or Programs
July 1, 2025 - July 31, 2025	600,251	$60.74	600,000	2,606,000
August 1, 2025 - August 31, 2025	63,362	$57.93	62,500	2,543,500
September 1, 2025 - September30, 2025	255	$63.18	—	2,543,500
	663,868	$60.48	662,500

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

Item 5. Other Information

Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended September 30, 2025.

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

November 4, 2025