Form 10-K
period 2025-12-31
HANCOCK WHITNEY CORP
filed 2026-02-27
CIK 750577

Dece1IRA

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-36872

Hancock Whitney Corporation

(Exact name of registrant as specified in its charter)

Mississippi	64-0693170
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Hancock Whitney Plaza 2510 14th Street Gulfport, Mississippi	39501
(Address of principal executive offices)	(Zip Code)

(228) 868-4000

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
Common Stock, par value $3.33 per share	HWC	The NASDAQ Stock Market, LLC
6.25% Subordinated Notes	HWCPZ	The NASDAQ Stock Market, LLC

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

The aggregate market value of the voting stock held by nonaffiliates of the registrant was $4.9 billion based upon the closing market price on NASDAQ on June 30, 2025. For purposes of this calculation only, shares held by nonaffiliates are deemed to consist of (a) shares held by all shareholders other than directors and executive officers of the registrant plus (b) shares held by directors and officers as to which beneficial ownership has been disclaimed.

On January 31, 2026, the registrant had 81,662,941 shares of common stock outstanding.

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

CISO – Chief Information Security Officer

CMO – Collateralized mortgage obligation

Core client deposits – total deposits excluding public funds and brokered deposits

Core deposits – total deposits excluding certificates of deposit of $250,000 or more and brokered deposits

COSO – Committee of Sponsoring Organizations of the Treadway Commission

CRA – Community Reinvestment Act of 1977

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

QSCB – Qualified School Construction Bonds

QZAB – Qualified Zone Academy Bonds

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

401(k) Plan – the Hancock Whitney Corporation 401(k) Savings Plan and Trust Agreement

PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning and protections of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this annual report are set forth in this Annual Report on Form 10-K and in other reports or documents that we file from time to time with the SEC and include, but are not limited to, the following:

•
general economic and business conditions in our local markets, including conditions affecting employment levels, interest rates, inflation, the threat of recession, volatile equity capital markets, property and casualty insurance costs, collateral values, customer income, creditworthiness and confidence, spending and savings that may affect customer bankruptcies, defaults, charge-offs and deposit activity; and the impact of the foregoing on client behavior, including the velocity and levels of deposit withdrawals and loan repayment, the risk of accelerated deposit outflows driven by digital banking channels, real-time payments, or social media-driven concerns that may materially increase liquidity risk;
•
uncertainties surrounding geopolitical events, trade policy, taxation policy, and monetary policy which continue to impact the outlook for future economic growth; impacts from current and/or future imposition of tariffs by the United States against other nations; consideration of responsive actions by these nations, including retaliatory tariffs, or the expansion of import fees and tariffs among a larger group of nations continues to bring greater ambiguity to the outlook for future economic growth, including volatility in consumer spending, lower economic growth or recession, reduced demand for banking products and services, and negative credit quality developments arising from the foregoing or other factors;
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

•
the extensive use, reliability, disruption, and accuracy of the models and data upon which we rely, including evolving supervisory expectations regarding model governance, validation, transparency, and explainability, particularly for models incorporating artificial intelligence (AI);
•
risks related to our implementation of new lines of business, new products and services, new technologies, and expansion of our existing business opportunities, including entering and/or expanding markets through de novo branching;
•
projected tax rates;
•
future profitability;
•
purchase accounting impacts, such as accretion levels;
•
our ability to identify and address potential cybersecurity risks and/or breaches, which may be exacerbated by recent developments in generative AI, on our systems and/or third-party vendors and service providers on which we rely, a material failure of which could disrupt our business and result in the disclosure of and/or misuse or misappropriation of confidential or proprietary information, disruption or damage to our systems, increased costs, losses, or adverse effects to our reputation, including the increasing sophistication of AI‑enabled fraud and financial crime, which may heighten operational, compliance and reputational risks;
•
our ability to receive dividends from Hancock Whitney Bank could affect our liquidity, including our ability to pay dividends or take other capital actions;
•
the risk that we may be required to make substantial expenditures to keep pace with regulatory initiatives and rapid technology changes in the financial services market;
•
the impact of AI on our business operations, including emerging risks associated with the use of AI‑driven tools in customer interactions, credit processes, operational activities, and internal decision‑making, as well as uncertainty in laws and regulations over AI, our ability to comply with existing and/or future laws regulating development and use of AI;
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
•
the financial impact of future regulatory and tax legislation;
•
the effects of geopolitical conflicts, civil unrest, war or other conflicts, acts of terrorism, climate change, natural disasters such as hurricanes, freezes, flooding, man-made disasters, such as oil spills, health emergencies, epidemics or pandemics, or other catastrophic events that may affect general economic conditions, and/or increase costs, including, but not limited to, property and casualty and other insurance costs;
•
action or inaction by the federal government, including as a result of any prolonged government shutdown or government intervention in the U.S. financial system;
•
a deterioration of the credit rating for U.S. long-term sovereign debt, actions that the U.S. government may take to avoid exceeding the debt ceiling, and uncertainties surrounding the federal budget and economic policy;
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
•
adverse developments in the banking industry highlighted by high-profile bank failures and the potential impact of such developments on customer confidence, liquidity and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments), the Company's ability to effectively manage its liquidity risk and any growth plans, and the availability of capital and funding, including the heightened risk that technology‑enabled payment platforms, digital assets, or emerging alternatives such as tokenized deposits or stablecoins may influence customer behavior and deposit flows; and
•
the potential implementation of a regulatory reform agenda under the current administration that is significantly different than that of prior administrations, impacting rulemaking, supervision, examination and enforcement priorities of the federal banking agencies;

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

At December 31, 2025, our balance sheet totaled $35.5 billion, with loans of $24.0 billion and deposits of $29.3 billion.

NATURE OF BUSINESS AND MARKETS

The Bank offers a broad range of traditional and online banking services to commercial, small business and retail customers, providing a variety of transaction and savings deposit products, treasury management services, secured and unsecured loan products (including revolving credit facilities), letters of credit and similar financial guarantees. The Bank provides trust and investment management services to retirement plans, corporations and individuals and provides its customers with access to investment advisory and brokerage products.

We offer other services through bank and nonbank subsidiaries. The Bank’s subsidiaries Hancock Whitney Equipment Finance, LLC and Hancock Whitney Equipment Finance and Leasing, LLC provide commercial finance products to middle market and corporate clients, including leases and related structures. We have other subsidiaries of the Bank for purposes such as facilitating investments in new market tax credit activities and holding certain foreclosed assets. Our holding company’s nonbank subsidiary, Hancock Whitney Investment Services, Inc., provides customers with access to fixed annuity and life insurance products, investment advisory services and also participates in select underwriting transactions, primarily for banking clients.

We operate primarily in southern and central Mississippi; southern and central Alabama; northwest, central and southern Louisiana; the northern, central and panhandle regions of Florida; certain areas of east and northeast Texas; and the metropolitan areas of Nashville, Tennessee and Atlanta, Georgia. At December 31, 2025, we had 180 banking locations and 221 ATMs across our footprint. Our operating strategy is to provide customers with the financial sophistication and range of products of a regional bank, while successfully retaining the commercial appeal and level of service of a community bank.

Our priority is to continue to grow revenue in our existing markets with controlled expenses while providing five-star service through enhanced technology and processes that make banking simpler for our clients. We have and will continue to invest in promoting new and enhanced products and services that contribute to the goal of diversifying our sources of revenue from both new and existing clients. We continue to make progress in our multiyear organic growth plan announced in late 2024 that includes both the hiring of additional revenue-generating associates and expanding our footprint in Florida and Texas. To-date, we have added a net 22 new bankers associated with this growth plan and expect to hire as many as 50 new bankers in 2026 that will support both commercial and business banking growth initiatives. We opened one new financial center in 2025 and expect to open four additional centers in 2026, all located in the North Dallas, Texas area. The May 2025 acquisition of Florida-based Sabal Trust Company expanded our trust and asset management business with the addition of their leadership team and clients, including approximately $3 billion in assets under management. This acquisition provides the opportunity to develop relationships and offer other private banking, wholesale and retail banking products and services in high-growth markets in the central Florida region. We also continue to evaluate future acquisition opportunities that have the potential to increase shareholder value, provided overall economic conditions and our capital levels would support such a transaction.

Additional information regarding the Company and the Bank is available at investors.hancockwhitney.com.

Loan Production, Underwriting Standards and Credit Review

The Bank’s primary lending focus is to provide commercial, consumer and real estate loans to consumers, small and middle market businesses, and corporate clients in the markets served by the Bank. In addition, and to a lesser degree, the Bank makes loans both regionally and nationally, generally through its specialty lines of business, including the equipment finance, commercial real estate and healthcare segments, often with sponsors in our market areas. We seek to provide quality loan products that are attractive to borrowers and profitable to the Bank. We look to build enduring, profitable client relationships over time and maintain a strong presence and position of influence in the communities we serve. Through our relationship-based approach, we have developed a deep knowledge of our customers and the markets in which they operate. We continually work to provide a consistent lending process across our banking footprint, to strengthen the underwriting criteria we employ to evaluate new loans and loan renewals, and to diversify our loan portfolio in terms of type, industry and geographical concentration. We believe that these measures position the

Bank to meet the credit needs of businesses and consumers in the markets we serve while pursuing a balanced strategy of loan profitability, growth and credit quality.

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
•
lending limits; and
•
credit approval authorities.

Additionally, our loan concentration policy sets limits and manages our exposures within specified concentration tolerances, including those to particular borrowers, foreign entities, industries, and property types for commercial real estate. This policy sets standards for portfolio risk management and reporting, monitoring of large borrower concentration limits and systematic tracking of large commercial loans and our portfolio mix. We continually monitor our concentration of commercial real estate, healthcare, shared national credits, leveraged loans and energy-related loans so that the mix is consistent with our risk tolerance. In addition, we also employ enhanced due diligence on select customers, portfolios, industry sectors and concentrations for economic or other risk events to foster alignment between credit risk appetite and concentration risk management. Information related to our loan portfolio concentrations is presented in Table 12, "Commercial and Industrial Loans by Industry Concentration" and Table 13, "Commercial Real Estate-Income Producing and Construction by Property Type Concentration" in Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

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

The Bank also has an independent credit review team to provide the Board of Directors and Executive Management with an independent review and monitoring system for evaluating the corporation’s credit quality and compliance with external regulations and internal policies, practices, and procedures related to credit risk exposure. The credit review staff assists in the early identification of credit problems and determines that corrective measures are being taken to reduce or avoid potential losses. This includes reviewing the activities of lending personnel to allow for timely follow-up and corrective action for loans showing signs of deteriorating financial condition. It also encompasses identifying and making corrective recommendations concerning deficiencies existing in the lending function and contributing toward refinement of the Bank’s loan policies.

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

Acquisition and development loans are generally underwritten utilizing feasibility studies, independent appraisal reviews, sensitivity analysis of real estate absorption and lease rates, and financial analysis of the developers and property owners, with consideration of the size and complexity of the facility. Construction loans are largely based upon cost estimates, the amount of sponsor equity investment, and the projected value of the completed project. The Bank monitors the construction process to mitigate or identify risks as they arise. Construction loans often involve the disbursement of substantial funds with repayment largely dependent on the success of the ultimate project. Sources of repayment for these types of construction loans may be permanent loans from external lenders, sales of developed property, or an interim loan commitment from the Bank until permanent financing is obtained. These loans are typically closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, general economic conditions, and the availability of long-term financing to repay the construction loan in full.

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

The investments subcommittee of the asset/liability committee (ALCO) is responsible for the oversight, monitoring and management of the investment portfolio. The investments subcommittee is also responsible for the development of investment strategies for the consideration and approval of ALCO, including purchases, sales, classification as either available for sale or held to maturity, and hedging activities. Final authority and responsibility for all aspects of the conduct of investment activities rests with the Board Risk Committee, all in accordance with the overall guidance and limitations of the investment policy. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Enterprise Risk Management,” for further discussion of the Company's risk management structure and governance.

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

The Bank also holds deposits of public entities. The Bank’s strategy for acquiring public funds, as with any type of deposit, is determined by ALCO’s funding and liquidity subcommittee, while pricing strategies are determined by ALCO’s deposit pricing subcommittee. Typically, many public fund deposits are allocated based upon the rate of interest offered and the ability of a bank to provide collateralization. The Bank can influence the level of its public fund deposits through pricing decisions. Public deposits typically require the pledging of collateral, most commonly marketable securities and Federal Home Loan Bank letters of credit. This is taken into account when determining the level of interest to be paid on public deposits. The pledging of collateral, monitoring and management reporting represents additional operational requirements for the Bank. Public fund deposits are more volatile than other core deposits because they tend to be price sensitive, have large balances, and are subject to seasonal balance changes. Public funds are only one of many possible sources of liquidity that the Bank has available to draw upon as part of its liquidity funding strategy as set by ALCO.

Brokered deposits, including time deposits and money market accounts, are funds which the Bank obtains through deposit brokers who sell participations in a given bank deposit account or instrument to one or more investors. Brokered deposits are fully insured by the FDIC because they are participated out by the deposit broker in shares of $250,000 or less. Brokered deposit issuances are approved by ALCO as one component of its funding strategy to support ongoing asset growth until such time customer deposit growth ultimately replaces the brokered deposits. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), the Bank may continue to accept brokered deposits as long as it is either “well-capitalized” or “adequately-capitalized.” Brokered deposits as of December 31, 2025 were negligible at less than $1,000.

Trust Services

The Bank, through its trust department, offers a full range of trust services on a fee basis. In its trust capacities, the Bank provides investment management services on an agency basis and acts as trustee for pension plans, profit sharing plans, corporate and municipal bond issues, living trusts, life insurance trusts and various other types of trusts created by or for individuals, businesses, and charitable and religious organizations. The May 2025 acquisition of Sabal Trust Company expanded assets under management by approximately $3 billion. At December 31, 2025, the trust department of the Bank had approximately $39.7 billion of assets under administration, comprised of investment management and investment advisory agency accounts of $8.1 billion and other custody and safekeeping accounts of $14.3 billion, corporate trust accounts of $5.1 billion, and personal, employee benefit, estate and other trust accounts totaling $12.2 billion.

HUMAN CAPITAL RESOURCES

Our employees, whom we refer to as associates, are our most valuable asset. Associates are the collective face, voice and spirit of our organization. To the people and communities we serve, our associates are Hancock Whitney. For more than 125 years, our culture and core values are a consistent beacon that guides how our associates carry on our legacy with honor, integrity and service. Additionally, the policies and practices we define for associates further reinforce the founding principles fundamental to who we are and how we do business. Embracing the uniqueness our associates bring to our various teams fortifies us, making us a stronger and more resilient company. This inclusivity cultivates a sense of belonging and encouragement, supporting our associates, clients, communities, and shareholders in realizing their individual potential, aspirations and ambitions.

We promise our associates an environment where they can grow, have a voice, and are important. We are committed to providing an associate experience and total rewards package that attracts, develops and retains top quality talent. We continually review and develop strategies that support the needs of our associates while balancing business needs. In 2025, the Company’s human capital strategy continued to focus on evolving to meet the ever-changing needs of our associates and supporting various initiatives to improve operations and overall efficiency while maintaining our commitment to our clients, communities and shareholders.

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

learning and development; total rewards; and associate well-being through a human capital management dashboard that it reviews periodically throughout the year. The dashboard includes a mixture of trending and point-in-time metrics designed to provide information and analysis of workforce demographics, talent acquisition, workforce stability, total rewards, and associate programs.

Workforce Demographics

As of December 31, 2025, the Company had 3,627 full-time equivalent associates, predominately located in our core footprint of Mississippi, Louisiana, Alabama, Florida, Texas and Tennessee, compared to 3,476 associates as of December 31, 2024. Approximately 43% of associates were employed in Consumer Banking, 12% in Commercial Banking, 10% in Wealth Management, and 35% in Treasury, Operations, and Other Corporate Business & Administration. As of December 31, 2025, approximately 65% of our associates were female and approximately 29% were people of color. In 2025, approximately 58% of our new hires were female and approximately 35% of new hires were people of color. All associates are chosen on the basis of their qualifications, experience and merit. Our hiring practices are maintained and implemented in accordance with applicable law.

Inclusion and Belonging

Our more than 125-year-old founding principles inspire us to prioritize doing good to positively impact the lives and communities we serve. Embracing inclusivity and a sense of belonging is at the core of our values, recognizing that diverse perspectives, backgrounds, and experiences strengthen our ability to meet the needs of our associates, communities, clients and shareholders. By fostering a culture that values varied viewpoints, we enhance teamwork, encourage innovative collaboration, and improve organizational performance. This wider range of thinking empowers us to serve our stakeholders more effectively.

Our commitment to inclusion and belonging starts at the top of our organization, with oversight by the Compensation Committee. The Company has a council dedicated to our ongoing commitment to inclusion and belonging. With oversight from executive leadership, the council consists of associates from a variety of locations, business segments, demographics, tenures, and experiences who work together to promote an inclusive workplace.

We are committed to fostering respect, belonging and individual potential, supporting, developing, and celebrating our workforce, and creating a high-performing culture where all associates can thrive. We continuously assess the impact of our initiatives, programs and practices to uphold these commitments to our associates and the Company.

In 2025, we continued our efforts to build and attract an inclusive workforce by cultivating new relationships, strengthening existing partnerships, and enhancing recruiting efforts with key organizations. We were intentional with our campus recruiting, internship, and programming efforts across the footprint, to have a diverse talent pool that is representative of the communities we serve. Our corporate internship program continued to provide an inclusive experience that uniquely incorporates mentorship, financial education, community connection, and learning opportunities across the organization and footprint. We proudly hosted the 2025 class of interns, all chosen based on merit and qualifications, expanding our diverse pool of future talent and campus advocates. Additionally, we continued to partner with many external professional organizations to expand our talent pipeline.

The Company continues to enhance its learning opportunities with programs and experiences designed to listen and learn directly from the voices and experiences of our associates including Living Room Conversations, Cultural Tasting Series, Understanding Cultural Bias Training, and Associate Spotlights featuring new associates, women of excellence, kindness, and for living our core values to help drive inclusive behaviors and inspire a growth mindset.

Our Associate Resource Groups (ARGs), introduced in 2023, continue to grow and cultivate community, connection, and inclusion. These voluntary groups, led by associates, serve as a platform for networking, creating community, professional development, and raising awareness about relevant issues that promote inclusion and belonging in the workplace and beyond. All ARGs are open to all associates regardless of background. By engaging in our ARGs, associates can learn, celebrate, and support one another, fostering stronger teams, increased productivity, and a culture of innovation. Launched in March 2023, the SheConnects ARG aims to establish an environment that empowers women to connect, learn, and uplift one another. In August 2023, the Able ARG was introduced to promote unity, facilitate meaningful conversations, and provide support for individuals with disabilities and, when applicable, their caregivers. The Black Professional Collaborative ARG, launched in 2024, creates avenues for professional growth, development, and support for African American/Black associates. Introduced in 2024, the Young Professional Network ARG empowers early career professionals to network with peers and seasoned associates, gaining insights into the unique challenges and opportunities at the early stages of their careers for development and growth.

Total Rewards

We strive to provide a comprehensive total rewards package that meets the various needs of our associates, including market-competitive pay and robust benefit options that attract and retain top talent. To assist in keeping our total rewards programs competitive, we engage in nationally recognized third-party compensation and benefits surveys and utilize the expertise of an independent executive compensation firm, an outside benefits broker, and benefits consulting firms. These resources are used to objectively evaluate our compensation and benefits packages and benchmark them against industry peers and similarly situated organizations on an annual basis.

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

Recognizing the development of our associates is critical to our success, the Company invests in resources for associates to have access to the tools needed to do their jobs effectively and succeed within the organization, including technical, skills-based, management and leadership programs, as well as formal talent, performance management and succession planning processes. Through customized learning plans, associates are provided with targeted resources to help them gain the knowledge and skills needed to successfully perform their duties in accordance with the Company’s practices. Associates also have access to a full suite of optional classes and self-directed resources to personalize career development and prioritize their unique needs and growth opportunities. Additionally, the Company supports the use of external resources such as professional conferences, specialized seminars, banking schools and other development and leadership programs to supplement associates’ professional development and provides a tuition assistance program for those seeking to deepen their education at undergraduate and graduate levels.

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

Health, Safety & Well-Being

At Hancock Whitney, the overall health, safety, and well-being of our associates are top priorities. We are committed to providing robust, competitive benefits and programs that support associates in all aspects and stages of life. We continually explore opportunities for new or enhanced benefits and other programs to better support the overall well-being of our associates.

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

Rooted in the Gulf South, we recognize that providing relief and recovery resources to help associates and their families remain safe and recover quickly when a storm hits is paramount. Throughout the year, especially during hurricane season, we encourage associates to prepare for inclement weather and natural disasters. We provide associates with resources to prepare for and respond to emergencies, including the American Red Cross, Employee Assistance Program, and Hancock Whitney Associate Assistance Fund. We periodically prompt associates to review and update contact information and emergency contact information in our HR system so that that they receive company communications and outreach during emergency situations.

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

Associate Engagement

We strive to create a culture of engagement where each associate knows they are important, valued, and can grow. We engage our associates through various channels including written, digital and face-to-face communications with targeted audiences ranging from all associates, core leaders, teams and one-on-ones. We encourage continuous open communication with our associates and leaders where input is welcomed through an environment of mutual respect and trust. We promote a workplace focused on gratitude and appreciation through our Value of You recognition program, Community Connection volunteer program as well as other associate campaigns throughout the year.

We generally conduct associate engagement surveys on a biennial basis to measure our associates’ connection and commitment to the Company and its goals. In our 2024 assessment, we conducted an anonymous online associate engagement survey to measure associate engagement and collect associate feedback. During the survey, associates answered questions and provided comments to capture their feelings about the Company, leadership, and their team of associates. Our Company leaders are grateful for the consistent, strong response from our associates, indicating an engaged, connected and committed workforce. The survey reflected that almost three out of every four associates feel a sense of belonging and respect across the Company. Using the results of the engagement survey, a leadership series was launched to communicate ongoing leader insights and engage associates to reiterate the key role our associates play in shaping our path forward.

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

COMPETITION

The financial services industry is highly competitive and may become more competitive as a result of recent and ongoing legislative, regulatory, and technological changes, as well as continued consolidation within the financial services industry and the addition of nontraditional competitors into our markets, including financial technology companies (fintechs), crowdfunding, stablecoins, cryptocurrency exchanges and other emerging digital and mobile payment platforms. The traditional factors in the competition for deposits and loans are interest rates and fee structures associated with the various products offered. We also compete through the efficiency, quality and range of services and products we provide, as well as the convenience provided by an extensive network of customer access channels including local branch offices, ATMs, online and mobile banking, and telebanking centers. In attracting deposits and in our lending activities, we generally compete with other commercial banks, savings associations, credit unions, mortgage banking firms, private equity companies, securities brokerage firms, mutual funds and insurance companies, and other financial and non-financial institutions offering similar products.

The continuing consolidation within the financial services industry is leading to larger, better capitalized and geographically diverse institutions with enhanced product and technology capabilities. In addition to competition from fintechs and other emerging digital platforms, certain technology companies are working to provide financial services directly to their customers. These nontraditional financial service providers have been successful in developing digital and other products and services that effectively compete with traditional banking services, but are in some cases subject to fewer regulatory restrictions than banks and bank holding companies, allowing them to operate with greater flexibility and lower cost structures. Further, bank failures have and may in the future diminish public confidence in small and regional banks’ abilities to safeguard deposits in excess of federally insured limits, which could prompt customers to maintain their deposits with larger financial institutions.

Recent federal regulatory developments, including the establishment of a national framework for “payment stablecoins” under the GENIUS Act, may further increase competition from nonbank entities and fintech firms authorized to issue, distribute, or support stablecoin‑based payment instruments. These regulated stablecoins could serve as substitutes for traditional bank deposits and payment products, potentially affecting deposit levels, payment‑related fee income, and customer treasury‑management relationships.

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

Activity Limitations. The Company is registered with the Federal Reserve as a bank holding company and has elected to be treated as a financial holding company under the BHC Act. Bank holding companies generally are limited to the business of banking, managing or controlling banks, and other activities that the Federal Reserve determines to be closely related to banking, or managing or controlling banks as to be a proper incident thereto. Bank holding companies are prohibited from acquiring or obtaining control of more than 5% of any class of voting interests of any company that engages in activities other than those activities permissible for bank holding companies. Examples of activities that the Federal Reserve has determined to be permissible are making, acquiring, brokering, or servicing loans; leasing personal property; providing certain investment or financial advice; performing certain data processing services; acting as agent or broker in selling credit life insurance and other insurance products in certain locations; securities brokerage; and performing certain insurance underwriting activities. The BHC Act does not place domestic geographic limits on permissible non-banking activities of bank holding companies. Even with respect to permissible activities, however, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or its control of any subsidiary when the Federal Reserve has reasonable cause to believe that continuation of such activity or control of such subsidiary would pose a serious risk to the financial safety, soundness or stability of any bank subsidiary of that holding company.

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

As further described below, the Company and the Bank are each well-capitalized under applicable regulatory standards as of December 31, 2025, and the Bank has a rating of “Outstanding” in its most recent CRA evaluation.

Source of Strength Obligations. A bank holding company, such as Hancock Whitney Corporation, is required to act as a source of financial and managerial strength to its subsidiary bank and to maintain resources adequate to support its bank. The term “source of financial strength” means the ability of a company, such as us, that directly or indirectly owns or controls an insured depository institution, such as the Bank, to provide financial assistance to such insured depository institution in the event of financial distress. The appropriate federal banking agency for the depository institution (in the case of the Bank, this agency is the FDIC) may require reports from us to assess our ability to serve as a source of strength and to enforce compliance with the source of strength requirements by requiring us to provide financial assistance to the Bank in the event of financial distress. If we were to enter bankruptcy or become subject to the orderly liquidation process established by the Dodd-Frank Act, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee or the FDIC, as appropriate, and entitled to a priority of payment. In addition, the FDIC provides that any insured depository institution generally will be liable for any loss incurred by the FDIC in connection with the default of, or any assistance provided by the FDIC, to a commonly controlled insured depository institution. The Bank is an FDIC-insured depository institution and thus subject to these requirements.

Acquisitions. The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve or waiver of such prior approval before it (1) acquires ownership or control of any voting shares of any bank if, after such acquisition, such bank holding company will own or control more than 5% of any class of the voting shares of such bank, (2) acquires all of the assets of a bank, or (3) merges with any other bank holding company. In reviewing a proposed covered acquisition, among other factors, the Federal Reserve considers (1) the financial and managerial resources of the companies involved, including pro forma capital ratios; (2) the risk to the stability of the United States banking or financial system; (3) the convenience and needs of the communities to be served, including performance under the CRA; and (4) the effectiveness of the companies in combating money laundering. The Federal Reserve also reviews any indebtedness to be incurred by a bank holding company in connection with a proposed acquisition to ensure that the bank holding company can service such indebtedness without adversely affecting its ability to serve as a source of strength to its bank subsidiaries. Well capitalized and well managed bank holding companies are permitted to acquire control of banks in any state, subject to federal regulatory approval, without regard to whether such a transaction is prohibited by the laws of any state. However, a bank holding company may not, following an interstate acquisition, control more than 10% of nationwide insured deposits or 30% of deposits within any state in which the acquiring bank operates. States have the right to lower the 30% limit, although no states within the Company’s current market area have done so. Federal banking regulators are also required to take into account compliance with the CRA in evaluating any proposal for interstate bank acquisitions.

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

Volcker Rule. The Volcker Rule prohibits us and our subsidiaries from (i) engaging in certain proprietary trading for our own account, and (ii) acquiring or retaining an ownership interest in or sponsoring a “covered fund,” all subject to certain exceptions. The Volcker Rule also specifies certain limited activities in which we and our subsidiaries may continue to engage, and requires us to implement a compliance program.

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

The Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), among other things, requires the federal bank regulatory agencies to take “prompt corrective action” regarding depository institutions that do not meet minimum capital requirements. FDICIA establishes five regulatory capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. FDICIA imposes progressively more restrictive restraints on operations, management and capital distributions, depending on the category in which an institution is classified. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions may not accept brokered deposits absent a waiver from the FDIC, are subject to growth limitations and are required to submit capital restoration plans for regulatory approval. A depository institution’s holding company must guarantee any required capital restoration plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. Federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized. The Bank was well capitalized at December 31, 2025, and brokered deposits are not restricted.

To be well-capitalized, the Bank must maintain at least the following capital ratios:

·
5.0% leverage ratio.
·
6.5% CET1 to risk-weighted assets;
·
8.0% Tier 1 capital to risk-weighted assets; and
·
10.0% Total capital to risk-weighted assets.

The Federal Reserve has different requirements than those imposed under the current capital rules applicable to banks. For purposes of the Federal Reserve’s Regulation Y, including determining whether a bank holding company meets the requirements to be a financial holding company, bank holding companies, such as the Company, must maintain a Tier 1 risk-based capital ratio of 6.0% or greater and a total risk-based capital ratio of 10.0% or greater to be well-capitalized. If the Federal Reserve were to apply the same or a very similar well-capitalized standard to bank holding companies as that applicable to the Bank, the Company’s capital ratios as of December 31, 2025 would exceed such revised well-capitalized standard. Also, the Federal Reserve may require bank holding companies, including the Company, to maintain capital ratios substantially in excess of mandated minimum levels, depending upon general economic conditions and a bank holding company’s particular condition, risk profile and growth plans.

Throughout 2025, the Company’s and the Bank’s regulatory capital ratios were above the applicable well-capitalized standards and met the capital conservation buffer requirements. Based on current estimates, we believe that the Company and the Bank will continue to exceed all applicable well-capitalized regulatory capital requirements and the capital conservation buffer in 2026. Risk-based capital ratios and the leverage capital ratio at December 31, 2025 for the Company and the Bank were as follows:

			Minimum Capital
		Well-Capitalized	Plus Capital
		Under Prompt	Conservation
	Minimum	Corrective Action*	Buffer	Company	Bank
Tier 1 leverage capital ratio	4.00%	5.00%	N/A	11.17%	10.84%
Risk-based capital ratios
Common Equity Tier 1 capital	4.50%	6.50%	7.00%	13.65%	13.24%
Tier 1 capital	6.00%	8.00%	8.50%	13.65%	13.24%
Total risk-based capital (Tier 1 plus Tier 2)	8.00%	10.00%	10.50%	15.45%	14.43%

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

Examinations. The Bank is subject to regulation, reporting, and periodic examinations by the FDIC, the MDBCF, and the CFPB. These regulatory authorities routinely examine the Bank’s loan and investment quality, consumer compliance, management policies, procedures and practices and other aspects of operations. The FDIC has adopted the Federal Financial Institutions Examination Council’s (FFIEC) rating system and assigns each financial institution a confidential composite rating based on an evaluation and rating of six essential components of an institution’s financial condition and operations, including Capital Adequacy, Asset Quality, Management, Earnings, Liquidity and Sensitivity to Market Risk (CAMELS), as well as the quality of risk management practices. Federal banking regulators and Congress have recently signaled that updates to the CAMELS rating framework are under consideration, including potential reforms intended to improve the objectivity, clarity, and consistency of component ratings; however, these initiatives remain in development and have not yet been finalized, and the potential impact on the Bank’s future examinations is uncertain.

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

In March 2023, the CFPB issued a final rule to implement Section 1071 of the Dodd-Frank Act, which requires lenders to collect, and report information about lending to “women owned, minority-owned and small businesses.” This rule was due to take effect in stages depending upon lending volume of the depository institution as early as 2025. However, the final rule has been subject to ongoing court challenges with federal courts granting nationwide stays, delaying compliance. In June 2025, the CFBP published an interim final rule that pushed back compliance dates, acknowledging litigation and industry concerns. In November 2025, the CFPB issued proposed revisions to streamline the rule, reduce complexity for lenders and improve data quality. The proposed revision included increasing the threshold for covered transactions, narrowing the scope to exclude certain products and discretionary data points, simplifying the demographics and delaying the compliance dates under a phased in approach to 2027 through 2028. The comment period for the proposed rule ended on December 15, 2025. The Bank continues to monitor these developments.

Branching. The Dodd-Frank Act authorizes national and state banks to establish de novo branches in other states to the same extent a bank chartered in those states would be so permitted.

Deposit Insurance Assessments. The deposits of the Bank are insured by the FDIC up to applicable limits. The Deposit Insurance Fund (DIF) of the FDIC insures the deposits of the Bank generally up to a maximum of $250,000 per depositor, per insured bank, for each account ownership category. The FDIC charges insured depository institutions quarterly premiums to maintain the DIF. Deposit insurance assessments are based on average total consolidated assets minus its average tangible equity and applies one of four risk categories determined by reference to its capital levels, supervisory ratings, and certain other factors. The assessment rate schedule can change from time to time, at the discretion of the FDIC, subject to certain limits. In October of 2022, the FDIC adopted a final rule to increase the initial base deposit insurance assessment rate by two basis points, applicable to all insured depository institutions, which began with the first quarterly assessment period in 2023 and will remain in effect until the level of the DIF reserve ratios to insured deposits meets the FDIC's long-term goals. The increased assessment remains in effect and is expected to continue in the near-term.

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

In 2024, as a result of changes in loss estimates for the 2023 failures, the FDIC began providing quarterly updates to the collection period for the special assessment for impacted institutions. Under the final rule, the FDIC retains the ability to cease collection early, extend the special assessment collection period one or more quarters beyond the initial eight-quarter collection period, or impose a final shortfall special assessment on a one-time basis after the receiverships for the two banks are terminated. The collection period could change due to updates to the estimated loss pursuant to the systemic risk determination or if assessments collected change due to corrective amendments to the amount of uninsured deposits reported for the December 31, 2022 reporting period. In December 2025, the FDIC issued an interim final rule to amend the collection period of the special assessment, reducing the rate at which the special assessment will be collected in the eighth collection quarter, to ensure that the cumulative amount collected through the eighth collection quarter will be approximately equal to the loss estimate as of September 30, 2025, and will enable the FDIC to avoid collecting amounts in excess of that loss estimate. The interim final rule also requires the FDIC to provide an offset to regular quarterly deposit insurance assessments for banks subject to the special assessment if the aggregate amount collected exceeds losses following the resolution of litigation. In addition, under the interim final rule, upon final termination of the receiverships, the FDIC will either: (1) provide an offset to regular quarterly deposit insurance assessments if the FDIC has over collected or (2) collect a one-time final shortfall special assessment if the FDIC has under collected. The interim final rule was effective upon publication in the Federal Register on December 19, 2025, with a 30-day comment period. The Bank continues to monitor these developments.

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

On September 17, 2024, the FDIC approved the Final Statement of Policy on Bank Merger Transactions (2024 Statement of Policy) which, if it remained in place, would have resulted in additional scrutiny, including heightened financial stability analysis, to mergers that result in a large insured depository institution with more than $100 billion in total assets, public meetings for mergers that result in insured depository institutions with $50 billion or more in total assets, and board briefings for applications over 270 days old. On May 20, 2025, the FDIC approved the rescission of the agency’s 2024 Statement of Policy and the reinstatement of the Statement of Policy on Bank Merger Transactions that was in effect prior to 2024. The agency plans to conduct a broader re-evaluation of its bank merger review process.

Reserves. Although the Bank is not a member of the Federal Reserve, it is subject to Federal Reserve regulations that require the Bank to maintain reserves against transaction accounts (primarily checking accounts). These reserve requirements are subject to annual adjustment by the Federal Reserve. Effective March 26, 2020, reserve requirement ratios were reduced to zero percent.

Anti-Money Laundering. A continued focus of governmental policy relating to financial institutions has been combating money laundering and terrorist financing. The USA PATRIOT Act broadened the application of anti-money laundering (AML) regulations to apply to additional types of financial institutions such as broker-dealers, investment advisors and insurance companies, and strengthened the ability of the U.S. Government to help prevent, detect and prosecute international money laundering and the financing of terrorism. The principal provisions of Title III of the USA PATRIOT Act require that regulated financial institutions, including state member banks: (i) establish an AML program that includes training and audit components; (ii) comply with regulations regarding the verification of the identity of any person seeking to open an account; (iii) take additional required precautions with non-U.S. owned accounts; and (iv) perform certain verification and certification of money laundering risk for their foreign correspondent banking relationships. Failure of a financial institution to comply with the USA PATRIOT Act’s requirements could have serious legal and reputational consequences for the institution. The Bank has systems and procedures in place to meet the requirements of these regulations and will continue to revise and update its policies, procedures and controls to reflect changes required by law.

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

Community Reinvestment Act. The Bank is subject to the provisions of the Community Reinvestment Act (CRA), which imposes a continuing and affirmative obligation, consistent with their safe and sound operation, to help meet the credit needs of entire communities where the bank accepts deposits, including low- and moderate-income neighborhoods. The FDIC’s assessment of the Bank’s CRA record is made available to the public. Further, a less than satisfactory CRA rating will slow, if not preclude, expansion of banking activities and prevent a company from becoming or remaining a financial holding company. Federal CRA regulations require, among other things, that evidence of discrimination against applicants on a prohibited basis, and illegal or abusive lending practices be considered in the CRA evaluation. The Bank has a rating of “Outstanding” in its most recent CRA evaluation.

On October 24, 2023, the OCC, Federal Reserve, and FDIC issued a final rule to modernize their respective CRA regulations (2023 CRA Final Rule). The revised rules would have substantially altered the methodology for assessing compliance with the CRA, with material aspects scheduled to take effect January 1, 2026, and revised data reporting requirements taking effect January 1, 2027. The 2023 CRA Final Rule has been subject to an injunction since March 29, 2024. On July 16, 2025, the Federal Reserve, OCC, and FDIC issued a joint proposal to rescind the 2023 CRA Final Rule. The agencies continue to apply the CRA rules as they existed before the 2023 modernization, considering the injunction and pending finalization of the rescission of the modernization rule.

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

Personal Financial Data Rights Rule. On October 22, 2024, the CFPB issued a final rule implementing section 1033 of the Dodd-Frank Act, providing consumers with more choices and direction of their own financial data. This rule aims to enhance fair competition, transparency, and accessibility in the markets for consumer financial products and services by requiring institutions that issue credit cards and hold transaction accounts, among others, to provide information about transactions, costs, charges and usage to consumers and authorized third parties in electronic form upon request. The rule mandates that financial institutions and providers allow consumers to access and transfer their financial data to other providers at no charge, which the CFPB believes will promote competition within the industry. Compliance with the rule will be phased in over a five-year period based on asset size for depository institutions, with an expected effective date of April 1, 2027 for our institution. However, this rule has been challenged in court and may be revised by the CFPB. On August 22, 2025, the CFPB released an Advance Notice of Proposed Rulemaking on Personal Financial Data Rights Reconsideration, seeking comments and data to inform its consideration of four issues related to implementation: (1) the proper understanding of who can serve as a “representative” making a request on behalf of the consumer; (2) the optimal approach to the assessment of fees to defray the costs incurred by a “covered person” in responding to a customer driven request; (3) the threat and cost-benefit pictures for data security associated with section 1033 compliance; and (4) the threat picture for data privacy associated with section 1033 compliance. The Bank continues to monitor the developments on this rule.

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

Furthermore, the federal banking regulators regularly issue guidance regarding cybersecurity intended to enhance cyber risk management. A financial institution is expected to implement multiple lines of defense against cyber-attacks and ensure that their risk management procedures address the risk posed by potential cyber threats. A financial institution is further expected to maintain procedures to effectively respond to a cyber-attack and resume operations following any such attack. The Company has adopted and implemented an Information Security Program to comply with the regulatory cybersecurity guidance. Effective April 1, 2022, the federal banking agencies implemented a rule that requires banks to notify their regulators within 36 hours of a “computer-security incident” that rises to the level of a “notification incident.” Refer to Part I, Item 1C. "Cybersecurity" for further discussion.

Risk-retention rules. Banks that sponsor the securitization of asset-backed securities are generally required to retain not less than 5% of the credit risk of any loan they securitize, except for residential mortgages that meet certain low-risk standards.

Debit Interchange Fees. Interchange fees are fees that merchants pay to credit card companies and card-issuing banks such as the Bank for processing electronic payment transactions on their behalf. The maximum permissible interchange fee that an issuer may receive for an electronic debit transaction is the sum of 21 cents per transaction and 5 basis points multiplied by the value of the transaction, subject to an upward adjustment of 1 cent if an issuer certifies that it has implemented policies and procedures reasonably designed to achieve the fraud-prevention standards set forth by the Federal Reserve. In addition, the legislation prohibits card issuers and networks from entering into arrangements requiring that debit card transactions be processed on a single network or only two affiliated networks and allows merchants to determine transaction routing. On October 25, 2023, the FRB proposed to lower the maximum interchange fee that a large debit card issuer can receive for a debit card transaction. The proposal would also establish a regular process for updating the maximum amount every other year going forward. The proposal remains pending as of late 2025, largely due to ongoing litigation surrounding the underlying regulation. We continue to monitor the development of these proposed rule revisions.

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

In 2016, the Federal Reserve, FDIC and SEC proposed rules that would, depending upon the assets of the institution, directly regulate incentive compensation arrangements and would require enhanced oversight and recordkeeping. Although those interagency rules have not been finalized or implemented as of December 31, 2025, the SEC has since adopted final clawback rules under Section 954 of the Dodd‑Frank Act, and the NYSE and Nasdaq implemented related listing standards effective October 2, 2023. We have instituted measures so that our incentive compensation plans do not encourage inappropriate risks, consistent with three key principles—that incentive compensation arrangements should appropriately balance risk and financial rewards, be compatible with effective controls and risk management, and be supported by strong corporate governance.

Accounting and Controls

The Company is also required to file certain reports with, and otherwise comply with the rules and regulations of the SEC under federal securities laws. For example, we are required to comply with various corporate governance and financial reporting requirements under the Sarbanes-Oxley Act of 2002, as well as rules and regulations adopted by the SEC, the Public Company Accounting Oversight Board, and Nasdaq. In particular, we are required to include management and independent registered public accounting firm reports on internal controls over financial reporting as part of our Annual Report on Form 10‑K in order to comply with Section 404 of the Sarbanes-Oxley Act. We have evaluated our controls, including compliance with the SEC rules on internal controls. The assessments of our financial reporting controls as of December 31, 2025 are included in this report under Item 9A. “Controls and Procedures.” Our failure to comply with these internal control rules may materially adversely affect our reputation, ability to obtain the necessary certifications for financial statements, and the value of our securities.

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

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The names, ages, positions and business experience of our executive officers as of February 26, 2026 are as follows:

Name	Age	Position
John M. Hairston	62	President of the Company since 2014; Chief Executive Officer since 2008 and Chief Operating Officer from 2008 to 2014; Director since 2006.
Michael M. Achary	65	Senior Executive Vice President since 2017; Executive Vice President from 2008 to 2016; Chief Financial Officer since 2007; Principal Accounting Officer since 2022.
D. Shane Loper	60

President of Hancock Whitney Bank since 2024; Senior Executive Vice President since 2017; Executive Vice President from 2008 to 2016; Chief Operating Officer since 2014; Chief Administrative Officer from 2013 to 2014; Chief Risk Officer from 2012 to 2013; Chief Risk and Administrative Officer from 2010 to 2012.

Stacy J. Davis	53

Senior Executive Vice President since 2026; Executive Vice President from 2025 to 2026; Chief Human Resources Officer since 2025; Senior Executive Vice President and Chief Human Resources Officer, Stellar Bank from 2019 to 2025.

Juanita P. Kuhner	45

Senior Executive Vice President since 2026; Executive Vice President from 2024 to 2026; General Counsel and Corporate Secretary since 2024; Deputy General Counsel from 2022 to 2024; Senior Vice President from 2021 to 2024; Corporate Counsel from 2017 to 2022; Vice President from 2017 to 2021.

Michael Otero	59

Senior Executive Vice President since 2025; Executive Vice President from 2013 to 2025; Chief Risk Officer since 2020; Deputy Chief Risk Officer from 2018 to 2020; Chief Internal Auditor from 2013 to 2018.

Christopher S. Ziluca	64	Senior Executive Vice President since 2025; Executive Vice President from 2018 to 2025; Chief Credit Officer since 2018.
Emory L. Mayfield	52	Chief Banking Officer since 2026; Executive Vice President since 2022; Chief Consumer Banking Officer from 2022 to 2026; Regional President from 2019 to 2022; Market President from 2013 to 2019.

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

We are operating in an uncertain economic environment. Our business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the U.S. Continued economic uncertainty and a recessionary or stagnant economy could result in financial stress on our borrowers, which could adversely affect our business, financial condition and results of operations. Deteriorating conditions in the regional economies we serve, or in certain sectors of those economies, could drive losses beyond that which is provided for in our allowance for credit losses. We could also face the following risks with the following events:

•
market developments (both domestic and international), the value of the U.S. Dollar in relation to the currencies of other advanced and emerging market countries, inflation and economic stagnation or slowdown may affect consumer confidence levels and may cause adverse changes in payment patterns, resulting in increased delinquencies and default rates on loans and other credit facilities;
•
the processes we use to estimate the allowance for credit losses and other reserves may prove to be unreliable. Such estimates rely upon complex modeling inputs and judgments, including forecasts of economic conditions, which may be impaired during periods of heightened volatility or incomplete economic data reporting, and could therefore be rendered inaccurate and/or no longer subject to accurate forecasting;
•
our ability to assess the creditworthiness of our borrowers may be impaired if the models and approaches we use to select, manage, and underwrite loans become less predictive of future charge-offs;
•
the current administration may seek to implement a regulatory reform agenda that is significantly different than that of the prior administrations, impacting the rulemaking, supervision, examination and enforcement priorities of the federal banking agencies and potentially resulting in uncertainty, and, in addition, increased scrutiny of liquidity, interest‑rate risk management, digital‑asset‑related activities, and third‑party risk management could increase compliance costs or alter supervisory expectations;
•
ineffective monetary policy or other market conditions could cause rapid changes in interest rates and asset values that would have a materially adverse impact on our profitability and overall financial condition;
•
continued political gridlock or delays in federal budget appropriations could produce additional shutdowns that negatively affect household income, business activity, and the availability of timely federal economic reporting;
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

Our financial performance may be adversely affected by macroeconomic factors that affect the U.S. economy. Unfavorable economic conditions, particularly in the Gulf South region, could significantly affect the demand for our loans and other products, the ability of borrowers to repay loans, and the value of collateral securing our outstanding loans. Such factors have and may continue to be caused by events that are difficult to predict with respect to nature, timing, duration and severity.

Volatility in global financial markets, including, but not limited to inflation and governmental responses thereto, recessionary concerns, wars and other ongoing global conflicts, regime changes, tariffs and retaliatory tariffs, may continue to have a spillover effect that could ultimately impair the performance of the U.S. economy and, in turn, our results of operations and financial condition. In addition, geopolitical instability has contributed to supply‑chain disruptions, energy‑market volatility, and increased cyber‑security risks, any of which could adversely affect certain industry sectors within our lending footprint.

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

Interest rates and our financial performance are affected by credit policies of monetary authorities, particularly the Federal Reserve. The instruments of monetary policy employed by the Federal Reserve include open market transactions in U.S. government securities, changes in the discount rate or the federal funds rate on bank borrowings and changes in reserve requirements against bank deposits. In view of changing conditions in the national economy and in the money markets, we cannot predict the potential impact of future changes in interest rates, deposit levels, and loan demand on our business and earnings with certainty. Furthermore, the actions of the U.S. government and other governments have resulted, and in the future may result in currency fluctuations, exchange controls, market disruption, material decreases in the values of certain of our financial assets and other adverse effects. In addition, shifts in fiscal policy, geopolitical developments, civil unrest, or prolonged federal budget disruptions may further influence monetary‑policy decisions or impair overall market stability, and the potential erosion of Federal Reserve independence could negatively impact financial markets and impact our profitability.

Interest rate changes are dependent on the Federal Reserve’s assessment of economic data as it becomes available. Beginning in early 2022 and continuing into 2023, the Federal Reserve raised interest rates aggressively to combat inflation. Beginning in the third quarter of 2024, and continuing throughout 2025, the Federal Reserve slowly decreased interest rates, with future interest rate changes, either increases or decreases uncertain, and dependent on the Federal Reserve’s assessment of economic conditions and inflation. Market conditions have and may continue to require us to offer more attractive interest rates to depositors to compete for deposits, or pursue other sources of liquidity, such as wholesale funds. Further, when interest-bearing liabilities reprice or mature more quickly than interest-earning assets, an increase in interest rates generally results in a decrease in net interest income. Conversely, decreasing interest rates reduce our yield on our variable rate loans and on our new loans, which reduces our net interest income. In addition, lower interest rates may reduce our realized yields on investment securities which would reduce our net interest income and cause downward pressure on net interest margin in future periods. A significant reduction in our net interest income could have a material adverse impact on our capital, financial condition and results of operations.

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

Changes to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada, Mexico, among others, and retaliatory tariffs by such countries may adversely impact our business, financial condition and results of operations. Tariffs, retaliatory tariffs or other trade restrictions on products and materials that the Company’s customers import or export, including among others, agricultural products, could cause the prices of our customers’ products to increase, could reduce demand for such products, or reduce our customers’ margins, and adversely impact their revenues, financial results and ability to service debt. Trade restrictions on products include export and import restrictions, such as those levied against Russia. In addition, expanded sanctions regimes, export‑control measures, and restrictions on technology‑related components may further disrupt supply chains, increase input costs for our commercial clients, reduce their competitiveness, or impair their ability to fulfill contractual obligations.

Geopolitical tensions, civil unrest, shifting U.S. foreign‑policy priorities, prolonged conflicts abroad, and heightened scrutiny of cross‑border business activity may also contribute to market volatility, reduced customer confidence, repricing of commodities or agricultural goods, and other economic pressures that could negatively affect our borrowers’ financial condition and credit performance.

Various modifications to U.S. tariffs have been announced, and further changes are expected to be made in the future, including in response to litigation. On February 20, 2026, the U.S. Supreme Court rendered a decision invalidating tariffs imposed under the International Emergency Economic Powers Act. This decision introduces uncertainty regarding potential refund processes and future trade policy actions and could affect the general economy, inflation, interest rates, supply chains, our customers, depositors, and third party service providers, and the results of our operations. The ultimate impact of tariffs and other trade policies on the Company’s business will depend on several factors, including future measures implemented by the U.S. government and the governments of other countries, the overall magnitude and duration of these measures, and the Company’s ability to mitigate effects.

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

Further, bank failures, including the failures in the first half of 2023, have and may in the future diminish public confidence in small and regional banks’ abilities to safeguard deposits in excess of federally insured limits, which could prompt customers to maintain their deposits with larger financial institutions. Concerns over rapid, large-scale deposit movement have and could in the future heighten regulatory scrutiny surrounding liquidity and increase competition for deposits and the resulting cost of funding, which could create pressure on our net interest margin and results of operations. Events involving other regional or community banks, whether actual failures, regulatory interventions, or heightened market speculation, may trigger broader depositor or investor reactions, increased sensitivity to bank credit ratings, or unexpected shifts in deposit flows across the industry. In addition, bank failures have and could in the future prompt the FDIC to increase deposit insurance costs. Increases in funding, deposit insurance or other costs as a result of these types of events have and could in the future materially adversely affect our financial condition and results of operations. Moreover, disruption following such events generated, and may continue to generate, significant market volatility among publicly traded bank holding companies, particularly regional banks like Hancock Whitney Bank, potentially affecting our stock price, funding costs, liquidity position, and overall market perception.

Tax law and regulatory changes could adversely affect our financial condition and results of operations.

Changes to tax laws could significantly impact our business in the form of greater than expected income tax expense and taxes payable. Such changes may also negatively impact the financial condition of our customers and/or overall economic conditions. Further, future regulatory reforms that could include a heightened focus and scrutiny on BSA/AML-related compliance, expansion of consumer protections, the regulation of loan portfolios and credit concentrations to borrowers impacted by climate change, increased capital and liquidity requirements and limitations or additional taxes on share repurchases and dividends, could increase our costs and impact our business. Regulatory agencies may also alter examination priorities or enforcement approaches in light of recent market stresses, which could result in higher compliance burden, increased operational costs, or constraints on certain business activities.

Governmental responses to market disruptions and other events may be inadequate and may have unintended consequences.

Congress and financial regulators have and may continue to implement measures designed to stabilize financial markets, including in reaction to inflation. Potential future actions such as the proposed consumer credit card interest rate cap may lead to unprofitable products, especially for riskier borrowers, and could lead to cutting credit lines or eliminating cards, increased reliance on fees and increased debt burdens for those needing credit most, thereby having the potential to negatively impact bank asset quality. The overall impact of these and other efforts on the financial markets may be ineffective and could adversely affect our business. In addition, rapidly issued policy changes may create operational uncertainty, require accelerated compliance efforts, or result in market distortions that negatively affect our funding costs, deposit flows, loan demand, or securities valuations. There is also a risk that certain government interventions may create moral hazard, shift competitive dynamics, or produce uneven impacts across the banking industry.

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

We are exposed to the risk that our borrowers will be unable to repay their loans in accordance with their terms and that any collateral securing the payment of their loans may not be sufficient to ensure repayment. Credit risk is inherent in our business, and any material level of credit failure could have a material adverse effect on our operating results. Our credit risk with respect to our real estate and construction loan portfolios relates principally to the creditworthiness of our corporate borrowers and the value of the real estate pledged as security for the repayment of loans. Our credit risk with respect to our commercial and consumer loan portfolios depends on the general creditworthiness of businesses and individuals within our local markets.

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

Our ability to adequately conduct and grow our business is dependent on our ability to create and maintain an appropriate operational and organizational control infrastructure. Operational risk can arise in numerous ways including employee fraud, theft or malfeasance; customer fraud; and control lapses in bank operations and information technology. Because the nature of the financial services business involves a high volume of transactions, certain errors in processing or recording transactions appropriately may be repeated or compounded before they are discovered. We have and plan to continue to make investments in technologies for sales and service, including mobile and online banking, as well as teller, customer service and loan origination platforms. These technologies and/or operational changes may lead to increased operational risk. Our dependence on our employees and automated systems, including the automated systems used by acquired entities and third parties, to record and process transactions may further increase the risk that technical failures or tampering of those systems will result in losses that are difficult to detect. We are also subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control. In addition, products, services and processes are continually changing and we may not fully appreciate or identify new operational risks that may arise from such changes. Failure to maintain an appropriate operational infrastructure can lead to loss of service to customers, additional expenditures related to the detection and correction of operational failures, reputational damage and loss of customer confidence, legal actions, and noncompliance with various laws and regulations.

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

Our operational and communications systems and infrastructure may fail or may be the subject of a security incident, breach, or cyber-attack that, if successful, could adversely affect our business and disrupt business continuity.

We depend on our ability to process, record and monitor a large number of client transactions and to communicate with clients and other institutions on a continuous basis. Our clients depend on us for access to their assets and account information.

Our online, business, financial, accounting, data processing, or other operating systems and facilities, or those of our third-party service providers, may stop operating properly or become disabled or damaged as a result of a number of factors, including events that are wholly or partially beyond our control. For example, there could be sudden increases in client transaction volume; electrical or telecommunications outages; natural disasters such as earthquakes, tornadoes, floods, and hurricanes; pandemics; events arising from local or larger scale political or social matters, including terrorist acts; occurrences of employee error, fraud, or malfeasance; and, as described below, cyber-attacks. Furthermore, for most financial institutions, transitioning from existing systems and software (or transitioning legacy systems and software) to a new provider is a significant and expensive undertaking and includes a number of risks, including crashes and system downtime, transition costs, decreased productivity, security risk, and legal and regulatory compliance risks.

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

Security risks for financial institutions such as ours have dramatically increased in recent years, in part because of the proliferation of new technologies, included but not limited to AI, that may be used by threat actors to perpetuate cyberattacks, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication, resources and activities of hackers, terrorists, activists, organized crime, and other external parties, including nation state actors. In addition, clients may use devices or software to access our products and services that are beyond our control environment, which may provide additional avenues for attackers to gain access to confidential information. Although we have information security procedures and controls in place, certain of our technologies, systems, networks, and clients’ devices and software have in the past and in the future likely will continue to be the target of cyber-attacks or information security incidents that could result in the unauthorized access, release, gathering, monitoring, use, loss, change or destruction of our or our clients’ confidential, proprietary and other information (including personal identifying information of individuals), or otherwise disrupt our or our clients’ or other third parties’ business operations. From time to time, we, like other financial institutions, become aware of information security vulnerabilities in software emanating from outside vendors and must take active steps to mitigate and prevent the potential exploitation of such vulnerabilities. Further, U.S. financial institutions and financial services companies will continue to face compromises in security of their websites or other systems, including ransomware attacks to shut down access to their networks and systems in an attempt to extract compensation from them to regain control. Financial institutions have also experienced, and will continue to be the target of, distributed denial-of-service attacks, a sophisticated and targeted attack intended to disable or degrade internet service or to sabotage systems.

We and others in our industry regularly are, and will continue to be, the subject of attempts by attackers to gain unauthorized access to our networks, systems, data and other infrastructure, or to obtain, change, or destroy confidential data (including personal identifying information of individuals) through a variety of means, including computer hacking, acts of vandalism or theft, malware, computer viruses or other malicious codes, phishing, brute force attacks, exploiting software vulnerabilities (including “zero-day attacks”), supply chain attacks, employee error or malfeasance, catastrophes, unforeseen events or other cyber-attacks. In the future, these attacks may result in unauthorized individuals obtaining access to our confidential information or that of our clients, or otherwise materially accessing, damaging, or disrupting our systems or infrastructure, or those of our third-party service providers.

To date, we have seen no material adverse impact on our business or operations from cyber-attacks or events. Any future significant compromise or breach of our data security, whether external or internal, or misuse of customer, associate, supplier or Company data, could result in significant disruption of our operations, reimbursement and other costs, lost sales, fines (which fines may not be covered by our insurance policies), lawsuits, regulatory scrutiny, and other legal exposure, a loss of trust in us on the part of our clients, vendors or other counterparties, client attrition and damage to our reputation. Any of these could materially and adversely affect our results of operations, our financial condition, and/or our share price. However, the ever-evolving threats mean we and our third-party service providers and vendors must continually evaluate and adapt our respective systems and processes and overall security environment, as well as those of any companies we acquire. We are continuously enhancing our controls, processes and practices designed to protect our networks, systems, data and other infrastructure from attack, damage or unauthorized access. This continued enhancement will require us to expend additional resources, including to investigate and remediate any information security vulnerabilities that may be detected. Despite our ongoing investments in security resources, talent, and business practices, there is no guarantee that these measures will be adequate to safeguard against all data security incidents, system compromises or misuses of data.

We rely on other companies to provide key components of our business infrastructure.

We rely on certain third parties to provide products and services necessary to maintain day-to-day operations, such as back-office support, data processing and storage, recording and monitoring transactions, online banking interfaces and services, internet connections, telecommunications, and network access. The failure of a third party to perform in accordance with the contracted arrangements under service level agreements as a result of changes in the third party’s organizational structure, financial condition, support for existing products and services, strategic focus, system interruption or breaches, or for any other reason, could be disruptive to our operations, which could have a material adverse effect on our business, financial condition and results of operations. Our third-party applications may include confidential and proprietary data provided by vendors and by us, including personal employee and/or customer data. While we conduct due diligence prior to engaging with third-party vendors and perform ongoing monitoring of vendor controls, we do not control their operations. Further, while our third-party risk management policies and practices are designed to comply with current regulations, these policies and practices cannot eliminate this risk. Replacing these third parties could also create significant delays and expense. Transitioning services, integrating new platforms, or converting data from one provider to another can introduce operational complexity, require extensive testing, and temporarily disrupt customer service or internal workflows. Accordingly, use of such third parties creates an inherent risk to our business operations.

The continued development and use of artificial intelligence (AI) presents risks and challenges that may adversely impact our business.

The Company or its third-party (or fourth-party) vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges to the Company’s business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, cybersecurity, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in the Company’s implementation of AI technology and increase the Company’s compliance costs and the risk of non-compliance.

AI models, particularly generative AI models, may produce output or take action that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. If these models fail to operate as intended, or if unintended outputs are relied upon for business decisions, we could experience operational errors, regulatory scrutiny, or reputational harm. Further, the Company may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which the Company may have limited visibility. AI systems often rely on large volumes of data, including sensitive or proprietary information. The use, storage, and processing of such data could increase our exposure to cybersecurity, privacy, and data protection risks. Failure to properly safeguard data used in AI systems, or any real or perceived misuse of data, could result in unauthorized access, data compromises, regulatory actions, contractual liability, reputational harm, or loss of client trust. Additionally, limitations on our ability to access or use data, whether due to legal restrictions, contractual constraints, or changes in data availability, could impair the effectiveness of our AI tools. Any of these risks could expose the Company to liability or adverse legal or regulatory consequences and harm the Company’s reputation and the public perception of its business or the effectiveness of its security measures.

We are in the early stages of incorporating AI into our business activities to increase employee productivity. We have not yet deployed AI-driven systems in critical decision-making or client-facing processes. As noted above, our vendors or third parties may develop or incorporate AI technology in certain business processes, services, or products. Any reliance on AI presents a number of risks and challenges to our business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI. On January 23, 2025, President Trump issued an executive order aimed at reducing barriers to AI innovation in the U.S. economy. The order requires relevant persons and bodies within the federal government to develop an AI action plan to carry out this objective and revokes prior AI-related executive orders, as well as all corresponding policies, regulations, order, directives, and other actions taken in response to such order. These evolving laws and regulations could require changes in our consideration and implementation of AI technology and increase our compliance costs and the risk of non-compliance.

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

We are vulnerable to reputational harm because we operate in an industry in which integrity and the confidence of our customers are of critical importance. Our employees could engage in fraudulent, illegal, wrongful or suspicious activities, improper use or disclosure of confidential information and/or activities resulting in consumer harm that adversely affects our customers and/or our business. Misconduct may include circumvention of internal controls, unauthorized transactions, manipulation or misuse of customer information, violations of laws or regulations, failure to follow Company policies, or errors in judgment arising from inadequate training or supervision. The precautions we take to detect and prevent such misconduct may not always be effective, particularly as schemes become more sophisticated and as remote‑work arrangements, digital‑banking channels, and AI‑enabled tools introduce new avenues for potential misuse or concealment of activity. We may be exposed to regulatory sanctions and/or penalties, and serious harm to our reputation, financial condition, customer relationships and ability to attract new customers.

Our business may be adversely affected by fraud.

As a financial institution, we are inherently exposed to risk in the form of theft and other fraudulent activities by customers, employees, or other third parties targeting us or our customers or data. Such activity may take many forms, including check fraud, electronic fraud, wire fraud, phishing, social engineering, spoofing, and other dishonest acts. Although we devote substantial resources to maintaining effective policies and internal controls to identify and prevent such incidents, given the increasing sophistication of possible perpetrators, we may experience financial losses or reputational harm as a result of fraud. Fraud schemes have also evolved to leverage advanced technologies, including AI, which may increase the difficulty of detecting and preventing fraudulent activity. Further, as a result of the increased sophistication of fraud activity, we continue to invest in systems, resources, and controls to detect and prevent fraud. This will result in continued ongoing investments in the future.

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

Adverse events or circumstances could impact the recoverability of our intangible assets, including significant loss of core deposits and/or customer relationships acquired in our trust and asset management transactions, and increased competition or adverse changes in the economy related to these products. To the extent these intangible assets are deemed unrecoverable, a non-cash impairment charge would be recorded. While an impairment charge does not impact regulatory capital, it could have a material adverse effect on our results of operations.

Risks Related to Our Business Strategy

We are subject to industry competition which may have an impact upon our success.

Our profitability depends on our ability to compete successfully in a highly competitive market for banking and financial services, and we expect such challenges to continue. Certain of our competitors are larger, have more resources than we do and may be perceived as better than regional banks at safeguarding deposits in excess of federally insured limits. We face competition in our regional market areas from other commercial banks, savings associations, credit unions, mortgage banking firms, securities brokerage firms, mutual funds and insurance companies, fintechs and other financial institutions that offer similar services. Some of our nonbank competitors are not subject to the same extensive supervision and regulation to which we or the Bank are subject and may, accordingly, have greater flexibility in competing for business. Over time, certain sectors of the financial services industry have become more concentrated, as institutions involved in a broad range of financial services have been acquired by other firms. These developments could result in our competitors gaining greater capital and other resources or being able to offer a broader range of products and services with more geographic range.

Our loan and deposit pricing may be negatively impacted by our competitive environment. If our fee structures are deemed less favorable than other financial services providers, we may be at a competitive disadvantage in attracting customers for certain fee producing products. Further, we may choose to implement changes to remain competitive that could adversely affect our operating results.

Another competitive factor is that the financial services market, including banking services, is undergoing rapid changes with frequent introductions of new technology-driven products and services, primarily as a result of the increased digitization of banking services. We compete with many forms of payments offered by both bank and non-bank providers, including a variety of new and evolving alternative payment mechanisms, systems and products, such as aggregators and web-based and wireless payment platforms or technologies, digital or “crypto” currencies, including but not limited to stablecoins, prepaid systems and payment services targeting users of social networks, communications platforms and online gaming. Our future success may depend, in part, on our ability to use technology competitively to offer products and services that provide convenience to customers and create additional efficiencies in our operations. The widespread adoption of new technologies has and will continue to require us to make substantial capital expenditures to modify or adapt our systems to remain competitive and offer new products and services. Our ability to effectively implement new technologies to improve our operations and systems will impact our competitive position in the financial services industry. Furthermore, we may not be successful in introducing new products and services in response to industry trends or developments in technology, or those new products may not be accepted by customers.

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

Operating costs must decrease or grow at a slower pace than overall revenue in order to thrive in the competitive banking environment. We have and will continue to implement strategies to grow our loan portfolio and increase noninterest income in order to realize earnings growth and to remain competitive with the other banks in the markets we serve. We are continuously focused on growth initiatives and strategies for expense reductions to increase efficiencies. While we have had success in cost-savings and revenue growth in the past, there is no guarantee that these initiatives will be successful in the future. In addition, while expense control continues to be a top focus for us, management also expects to continue to make strategic investments in technology and other revenue-generating initiatives that are expected to improve our customer experience and support future growth, which will require an increase in expenditures. These investments may take longer than anticipated to implement, may not generate expected efficiencies or revenue opportunities, or may require additional spending to address unforeseen challenges such as system integration issues, vendor performance, or regulatory expectations. There can be no assurance that we will ultimately realize the anticipated benefits of our expense reduction and growth strategies, which may impair our earnings growth. Further, we may not be able to realize cost savings or revenue benefits in the time period expected and/or be able to sustain success in such items at targeted levels, which could negatively affect our near-term profitability.

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

We may seek to supplement our internal growth through acquisitions. We cannot predict the number, size or timing of acquisitions, or whether any such acquisition will occur at all. Our acquisition efforts have traditionally focused on targeted banking entities in markets in which we currently operate and markets in which we believe we can compete effectively. However, as consolidation of the financial services industry continues, the competition for suitable acquisition candidates may increase and, as the number of appropriate targets decreases, the prices for potential acquisitions could increase, which could reduce our potential returns and reduce the attractiveness of these opportunities to us. In addition, we have and expect to continue to seek to acquire other businesses or segments of business that may support or add to existing product lines, such as trust and asset management services. We may compete with other financial services companies for acquisition opportunities, and many of these competitors have greater financial resources than we do and may be able to pay more for an acquisition than we are able or willing to pay.

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

In addition to the acquisition of existing financial institutions, as opportunities arise, we are currently and may continue to explore de novo branching as a part of our internal growth strategy and enter into new markets through de novo branching. De novo branching and any acquisition carry numerous risks, including the following:

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

Any of the laws or regulations to which we are subject, including tax laws, regulations or their interpretations, may be modified or changed from time to time, and we cannot be assured that such modifications or changes will not adversely affect us. Failure to appropriately comply with any such laws or regulations could result in sanctions by regulatory authorities, civil monetary penalties or damage to our reputation, all of which could adversely affect our business, financial condition or results of operations. Further, implementation of new rules could require additional cost and negatively impact operating results. Changes in supervisory expectations may also require us to modify internal controls, policies, systems, or reporting processes, increasing compliance and operational costs.

In addition, as the regulatory environment related to information security, data collection and use, and privacy becomes increasingly rigorous, with new and constantly changing requirements applicable to our business, compliance with those requirements could also result in additional costs. Evolving requirements related to data governance, cyber‑resiliency, customer‑data access, and incident‑reporting obligations may require significant investments in technology, personnel, and processes. Failure to meet these expectations could result in enforcement actions, operational limitations, or reputational harm.

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

In addition, in recent years, a number of judicial decisions have upheld the right of borrowers to sue lending institutions on the basis of various evolving legal theories, collectively termed “lender liability.” We have been and in the future could become subject to claims based on this or other evolving legal theories. Further, banking institutions are also increasingly the target of class action lawsuits, including claims alleging deceptive practices or violations of account terms in connection with non-sufficient funds or overdraft charges and violations of the Fair Labor Standards Act (FLSA). Banks have also faced growing litigation related to fees, payment‑processing practices, data privacy issues, employment matters, debanking, and digital‑banking disclosures, any of which could result in monetary losses, mandated changes to business practices, or reputational harm. We manage these risks through internal controls, personnel training, insurance, litigation management, our compliance and ethics processes, and other means. However, the commencement, outcome, and magnitude of litigation cannot be predicted or controlled with any certainty.

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

Holders of our shares of common stock do not have preemptive rights. Additionally, sales of a substantial number of shares of our common stock in public markets and the availability of those shares for sale could adversely affect the market price of our common stock.

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

We and our customers rely on the existence of, and ability of private and public insurance programs to provide coverage for these types of events. Cost for insurance coverage under these programs has and may continue to increase, negatively impacting our business costs and our customers’ levels of liquidity and the ability to service their debt. The unavailability of these types of coverage or the inability of these entities to perform could also have a materially adverse impact on our operations. Further, our business, financial condition, and results of operations may be adversely affected by potential changes in federal emergency response, disaster relief, and recovery policies, including, but not limited to, actions by the Federal Emergency Management Agency or reductions in federal disaster funding. Delays or changes in governmental support programs, rebuilding assistance, flood‑insurance availability, or disaster‑recovery rules could slow economic recovery in affected areas, impact collateral values, and adversely affect borrower repayment capacity.

Increased scrutiny and evolving expectations from stakeholders with respect to sustainability practices may impose additional costs on us or expose us to new or additional risks.

As a regulated financial institution and a publicly traded company, we are facing increasing public, investor, activist, legislative and regulatory scrutiny related to sustainability practices, disclosures and developments. Regulators, politicians, investor advocacy groups, investment funds, and influential investors are increasingly focused on these practices, especially as they relate to climate risk, hiring practices, diversity, health and safety and human rights. Failure to adapt to or comply with regulatory requirements or regulatory, investor or stakeholder expectations and standards could negatively impact the Company’s reputation, ability to do business with certain partners, and stock price. Ongoing legislative or regulatory uncertainties, divergence and changes regarding sustainability may result in higher compliance, credit and reputational risks and costs. To the extent that we or our customers experience increases in costs, including with respect to compliance with any additional regulatory or disclosure requirements or expectations, reductions in the value of assets, constraints on operations or similar concerns driven by changes in sustainability oversight and regulation, our results of operations, financial condition, and business could be adversely affected.

We are exposed to reputational risk.

Negative public opinion can result from our actual or alleged improper activities, such as lending practices, data security breaches, corporate governance policies and decisions, and acquisitions, any of which may damage our reputation. Reputational harm can be amplified quickly through traditional media, online platforms, and social media channels, regardless of the accuracy or context of the underlying issue. Even unfounded allegations can spread rapidly and require significant resources to address. Negative public opinion can also result from action or inaction related to environmental, social and corporate governance matters. Additionally, actions taken by government regulators and community organizations may also damage our reputation. Negative public opinion could adversely affect our ability to attract and retain customers or expose us to litigation and regulatory action.

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

Before engaging third-party service providers who may have access to the Company’s, customer, employee or other sensitive data, or to the Company’s systems, we perform due diligence in order to identify and evaluate their cyber risks, which includes self-attestation questionnaires (developed using Service Organization Controls (SOC) reports). This process is led by the Third-Party Risk Management team and includes participation of dedicated information security resources. Third-party service providers processing sensitive data are contractually required to meet applicable legal and regulatory obligations to protect sensitive data against cybersecurity threats and unauthorized access to the sensitive data. After contract executions, third-party service providers deemed critical by our Third-Party Risk Management team undergo ongoing monitoring to ensure they continue to meet their security obligations and other potential cybersecurity threats.

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

Impacts of Cybersecurity Incidents

To date, the Company has no knowledge that we have experienced a cybersecurity incident or breach that has or is reasonably likely to have a material impact on our business strategy, results of operations, or financial condition. Despite our efforts, there can be no assurance that our cybersecurity risk management processes and measures described will be fully implemented, complied with, or effective in protecting our systems and information. We face risks from certain cybersecurity threats that, if realized, are reasonably likely to materially affect our business strategy, results of operations or financial condition. See Item 1A. “Risk Factors” in this document for further discussion of the risks associated with an interruption or breach in our information systems or infrastructure.

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

The Company’s CISO directs our information security program, supported by a team of dedicated security professionals that examine risks to the Company’s information systems and assets, design and implement security solutions, monitor the environment and provide immediate responses to threats. In this role, the CISO manages the Company’s information technology governance, risk, and compliance program, cybersecurity operations, business continuity, crisis management and supports the information security and technology risk oversight responsibilities of the Board and its committees. The CISO is a member of the Company’s Corporate Operations group and reports to our Chief Information Officer, who reports to our Head of Operations, Technology and Products, who in turn reports to our Chief Operating Officer.

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

The IT Risk Governance Subcommittee, a management level subcommittee of our Operations Committee, also addresses information security and is responsible for overseeing the protection of the integrity, security, safety and resiliency of corporate information systems and assets. The IT Risk Governance Committee meets quarterly to review the development of the program and provide recommendations. The subcommittee provides regular reports to the Operations Committee and, ultimately, the Board Risk Committee through the CISO. Our CISO leads the Company’s IT Risk Governance Committee.

Our Board of Directors oversees the Company’s use of Artificial Intelligence (AI). Management has established an AI Working Group, which includes representatives from Legal, Compliance, Risk, and Information Technology. This Working Group reports to the IT Risk Governance Committee and is responsible for the approval of AI use cases, ensuring alignment with our Company’s core values and for the evolving risks around AI. Our cybersecurity program tracks AI-driven threats while also leveraging AI tools to enhance our security posture.

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

The Company operates 180 full-service banking and financial services offices and 221 automated teller machines across our market, primarily in the Gulf south corridor, including southern and central Mississippi; southern and central Alabama; southern, central and northwest Louisiana; the northern, central, and panhandle regions of Florida; and certain areas of east and northeast Texas. Additionally, the Company operates combined loan and deposit production offices in the metropolitan areas of Nashville, Tennessee and Atlanta, Georgia. The Company owns over 70% of these facilities, and the remaining banking facilities are subject to leases, each of which we consider reasonable and appropriate for its location. We ensure that all properties, whether owned or leased, are maintained in suitable condition. We also evaluate our banking facilities on an ongoing basis to identify possible under-utilization and to determine the need for functional improvements, relocations, closures or possible sales. The Bank and its subsidiaries hold a variety of property interests acquired in settlement of loans. Some of these properties were acquired in transactions before 1979 and are carried at nominal amounts on our balance sheet and reflected net income of $0.6 million in our 2025 operating results.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Company’s common stock trades on the Nasdaq Global Select Market under the ticker symbol “HWC.” There were 6,583 active holders of record of the Company’s common stock at January 31, 2026 and 81,662,941 shares outstanding.

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

The performance graph compares the cumulative five-year shareholder return on the Company’s common stock, assuming an investment of $100 on December 31, 2020 and the reinvestment of dividends thereafter, to that of the common stocks of United States companies reported in the Nasdaq Total Return Index and the common stocks of the KBW Regional Banks Total Return Index. The KBW Regional Banks Total Return Index is a proprietary stock index of Keefe, Bruyette & Woods, Inc., that tracks the returns of approximately 50 regional banking companies throughout the United States.

Equity Compensation Plan Information

The following table provides information as of December 31, 2025 with respect to shares of common stock that may be issued under the Company’s equity compensation plans.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	1,635,004	(1)	$ N/A	2,218,891
Equity compensation plans not approved by security holders	—		—	—
Total	1,635,004			2,218,891
(1)
Includes 46,026 shares potentially issuable upon the vesting of outstanding restricted share units and 41,968 shares potentially issuable upon the vesting of outstanding performance share units that represent awards deferred into the Company’s Nonqualified Deferred Compensation Plan. Also includes 444,690 performance share awards. Performance share awards and units are stated in amounts that would be issuable if the highest level of performance conditions are met.

Issuer Purchases of Equity Securities

The Company had in place a stock buyback program approved by the Board of Directors whereby the Company was authorized to repurchase up to 4,306,200 shares of its common stock through the program’s expiration date of December 31, 2026. The program allowed the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions in accordance with the rules and regulations of the Securities and Exchange Commission. The Company was not obligated to purchase any shares under this program and the repurchase authorization could have been terminated or amended by the Board at any time prior to the expiration date. The Company completed this buyback program by repurchasing all of the shares authorized during the year ended December 31, 2025. On December 10, 2025, the Company announced that the Board of Directors approved a new plan with similar terms effective January 1, 2026 and expiring on December 31, 2026.

Common stock repurchase activity during the fourth quarter of 2025 was as follows:

	Total Number of Shares of Units Purchased (a)	Average Price Paid Per Share (b)	Total Number of Shares Purchased as a Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
Oct 1, 2025 - Oct 31, 2025	1,100,081	$56.69	1,100,000	1,443,700
Nov 1, 2025 - Nov 30, 2025	1,470,180	$58.35	1,443,700	—
Dec 1, 2025 - Dec 31, 2025	26	$65.62	—	—
Total	2,570,287	$57.64	2,543,700
(a)
Includes common stock purchased in connection with our share-based payment plans related shares used to cover payroll tax withholding requirements. See Note 19 – Share-Based Payment Arrangements in Part II, Item 8 of this Form 10-K, which includes additional information regarding our share-based incentive plans.
(b)
Average price paid does not include the one percent excise tax charged on public company net share repurchases.

ITEM 6.

Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The objective of this discussion and analysis is to provide material information relevant to the assessment of the financial condition and results of operations of Hancock Whitney Corporation and its subsidiaries during the year ended December 31, 2025 and selected prior periods, including an evaluation of the amounts and certainty of cash flows from operations and outside sources. This discussion and analysis is intended to highlight and supplement financial and operating data and information presented elsewhere in this report, including the consolidated financial statements and related notes. The discussion contains forward-looking statements, which are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements. See Forward-Looking Statements in Part I of this Annual Report.

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

Acquisition

On May 2, 2025, we completed the acquisition of Sabal Trust Company (“Sabal”). Based in St. Petersburg, Florida, with three additional locations in the Central Florida region, Sabal was the largest independent, employee-owned non-depository trust company in Florida. The transaction added assets under management and administration of approximately $3 billion to our existing trust and asset management business and provides the opportunity to develop relationships and offer other private banking, wholesale and retail products and services in high-growth markets. For additional information on this transaction, refer to Note 2 – "Acquisition" in the notes to our consolidated financial statements included elsewhere in this document.

Subsequent Event

In January 2026, we executed a restructuring of our available for sale securities portfolio whereby we sold securities with an amortized cost of $1.5 billion and average yield of 2.49% and reinvested the $1.4 billion of proceeds with the purchase of securities with an average yield of 4.35%. We anticipate a 50 month payback period to cover the $98.5 million pre-tax loss associated with the sale, or approximately $0.93 per diluted share after tax, that will be reflected in our first quarter 2026 operating results. The restructure is expected to contribute approximately $23.8 million to net interest income, or $0.23 per diluted share, resulting in increases of 32 basis points (bps) to the securities portfolio yield and 7 bps to net interest margin on an annual basis.

Current Economic Environment

The year ended December 31, 2025 began with notable economic shifts as the new presidential administration swiftly began implementing its second-term agenda. The impacts of tariffs, tax reform, deportations, and deregulation each carried distinct economic and market implications. Tariffs quickly became the most influential factor, creating cost pressures across supply chains. Further, concerns over the pace and scale of tariffs created increased uncertainty as to near and long term effects that led to significant volatility in equity markets in the early part of the year. As policy clarity improved, markets successfully rebounded from the steep descent and remained strong for the duration of the year.

Labor market statistics continued to indicate weakening that stemmed from policy uncertainty, labor force impacts of deportation efforts and the increasing use of artificial intelligence. Job gains decelerated substantially compared to 2024, and the unemployment rate rose to 4.4% in December 2025 compared to 4.1% a year earlier. Despite deterioration in the labor market, consumer spending remained resilient and real gross domestic product (GDP) displayed growth of approximately 2.2% for 2025, rebounding from a net decline in the first quarter. The Federal Reserve held monetary policy steady for most of the year amid the difficult crosswinds. By September, some stabilization in inflation markers and sustained weakening in the labor market led to a 25 basis point interest rate cut. Operational disruptions and negative economic impacts of the 43-day government shutdown that followed shortly thereafter further clouded the economic picture, but the Federal Reserve subsequently issued two additional 25 basis point cuts in the fourth quarter of 2025, with the expectation that the adjusted rates will allow stabilization in the labor market and the resumption of downward trends in inflationary conditions.

A number of headwinds that have burdened the financial services industry in recent years continued to ease, with many institutions benefiting from recent interest rate movement, robust capital markets, deregulation and credit quality stabilization. Within our markets, loan demand gained momentum and deposit cost pressures eased amid the falling interest rate environment, contributing favorably to net interest margin and profitability.

Economic Outlook

We utilize economic forecasts produced by Moody’s Analytics (Moody’s) that provide various scenarios to assist in the development of our economic outlook. This outlook discussion utilizes the December 2025 Moody’s forecast, the most current available at December 31, 2025. The forecasts are anchored on a baseline forecast scenario, which Moody’s defines as the “most likely outcome” of where the economy is headed based on current conditions. Several upside and downside scenarios are produced that are derived from the baseline scenario and incorporate varying degrees of favorable and unfavorable adjustments to economic indicators and circumstances as compared to the baseline. The macroeconomic variables underlying the December 2025 economic scenarios differ in many respects from the comparable forecasts available at December 31, 2024 given the shift in economic circumstances and risks.

The baseline economic scenario acknowledges that economic policy under the current administration is rapidly shifting. Key assumptions within the December 2025 baseline forecast include the following: (1) the effective tariff rate will rise from just over 2% at the start of 2025 to approximately 12% by early 2026 before gradually falling late in the decade; (2) while the unemployment rate is still relatively low at 4.4%, it will continue to rise to a peak of 4.8% in late 2026 before gradually returning to near 4% in 2029; (3) GDP growth will begin to decelerate, displaying modest annual below-trend growth in the coming years of 2.1% in 2026, 1.9% in 2027 and 2.1% in 2028; (4) the 10-year U.S. Treasury yield will remain elevated near its current rate through the end of the decade as a result of elevated inflation and a deteriorating fiscal outlook; and (5) the soft economy and a struggling job market will prompt the Federal Reserve to continue to cut its benchmark rate until it reaches 2.75% in early 2027 before a return to its neutral level of 3% in 2028. The scenario further assumes that, with these rate cuts, the recent acceleration in inflation will prove temporary as it is largely due to a one-time price increase caused by higher tariffs.

The S-2 scenario presents a downside alternative to the baseline. The S-2 scenario assumes the impacts of the current administration's tariffs and deportations on the economy are worse than expected, still-elevated interest rates weaken credit-sensitive spending more than anticipated, and there is longer and farther-reaching disturbance from geopolitical conflict. The effective tariff rate is forecasted to increase to 15% and remain elevated through the end of 2028. Further, the S-2 scenario assumes that the unemployment rate will increase considerably to 6.6% in 2026 (peaking at 7.2% in the fourth quarter) before gradually improving to 4.2% in 2029. As a result of these pressures, the U.S. falls into a mild recession beginning in the first quarter of 2026 that lasts for three quarters, with the stock market contracting 22% and a peak-to-trough decline in GDP of 1%. The combination of a recession and rising inflation causes the Federal Reserve to lower its benchmark rate moderately over the course of a few quarters; as the recession persists and inflation subsides, the Federal Reserve subsequently reduces the rate more significantly.

Management has deemed certain assumptions underlying the S-2 scenario to be as likely to occur in the near term than those underlying the baseline scenario, and as such, the baseline scenario and the S-2 scenario were each given probability weightings of 50% in the calculation of our allowance for credit losses calculation at December 31, 2025.

The credit loss outlook for our portfolio as a whole has not changed materially since December 31, 2024. We continue to closely monitor our portfolio for customers that are sensitive to prolonged inflation, the elevated interest rate environment, tariffs, labor market conditions and/or other economic circumstances that may impact credit quality.

Rapidly evolving changes in fiscal and other policies of the current administration have created heightened uncertainty as to the impact on the U.S and global economies. The effects of continued elevated inflation, a softening labor market, and the Federal Reserve’s actions to counter those effects, as well as to respond to other economic concerns, could reduce economic growth in the near term. The full extent of the impact of these and other influential factors are uncertain and may have an adverse effect on the U.S. economy, including the possibility of an economic recession or slower growth in the near or midterm.

Highlights of 2025 Financial Results

Net income for the year ended December 31, 2025 was $486.1 million, or $5.67 per diluted common share, compared to $460.8 million, or $5.28 per diluted common share in 2024. Included in the results of the year ended December 31, 2025 is a charge of $5.9 million (pre-tax), or $0.05 per share after tax, attributable to costs associated with the acquisition of Sabal. Included in the results of the year ended December 31, 2024 is a charge of $3.8 million, or $0.03 per diluted share after-tax, supplemental disclosure item attributable to a revision of the FDIC special assessment. The following is an overview of financial results for the year ended December 31, 2025 compared to December 31, 2024:

•
Net income of $486.1 million, or $5.67 per diluted common share, up from $460.8 million, or $5.28 per diluted share
•
Adjusted pre-provision net revenue, a non-GAAP measure, totaled $679.9 million, up $38.8 million
•
Provision for credit losses of $51.2 million in 2025, compared to $52.2 million in 2024; allowance for credit losses to total loans remains strong at 1.43% at December 31, 2025, down 4 basis points
•
Loans of $24.0 billion, up $659.0 million, or 3%
•
Deposits of $29.3 billion, down $213.1 million, or 1%
•
Tangible common equity ratio of 10.06%, up 59 bps; common equity tier 1 capital ratio of 13.65%, down 49 bps, reflecting the return of capital through our share repurchase program and an increase in shareholder dividends
•
Credit metrics remain relatively stable, with criticized commercial loans down $87.7 million, or 14%, and nonaccrual loans up $9.5 million, or 10%; the net charge-off ratio was 0.22% compared to 0.19%
•
Net interest margin expanded 10 bps to 3.47%
•
Efficiency ratio (a non-GAAP measure) improved to 54.78%, compared to 55.36%

The year ended December 31, 2025 was an outstanding year for our company. Net interest margin expanded ten basis points, adjusted pre-provision net revenue and return on assets grew, efficiency ratio improved, and credit quality remained stable. We deployed capital through the repurchase of 4.3 million shares of our common stock, increasing our quarterly shareholder dividends, and funding both organic and inorganic growth, including the acquisition of Sabal Trust Company on May 2, 2025. The Sabal acquisition expanded our trust and asset management business in Central Florida and provides opportunities to build relationships in that region. We experienced loan growth of 3% across our footprint and in most business segments, driven by increased demand and progress on our multi-year growth plan. We remain committed to continuing to fulfill our organic growth initiatives while maintaining operational efficiency and proactively managing capital to enhance shareholder value.

The table that follows presents our consolidated financial results. Additional information related to our results and outlook are included in the discussions that follow.

Table 1. Consolidated Financial Results

(in thousands, except per share data)	2025	2024	2023
Income Statement:
Interest income (a)	$1,614,620	$1,692,991	$1,620,497
Interest income (te) (b)	1,624,998	1,704,077	1,631,604
Interest expense	505,848	611,070	522,898
Net interest income (te)	1,119,150	1,093,007	1,108,706
Provision for credit losses	51,183	52,167	59,103
Noninterest income	406,447	364,129	288,480
Noninterest expense	851,641	819,910	836,848
Income before income taxes	612,395	573,973	490,128
Income tax expense	126,322	113,158	97,526
Net income	$486,073	$460,815	$392,602
Supplemental disclosure items - included above, pre-tax
Included in noninterest income:
Loss on securities portfolio restructure	$—	$—	$(65,380)
Gain on sale of parking facility	—	—	16,126
Included in noninterest expense:
Sabal Trust Company acquisition expense	5,911	—	—
FDIC special assessment	—	3,800	26,123
Balance Sheet Data:
Period end balance sheet data:
Loans	$23,958,440	$23,299,447	$23,921,917
Earning assets	32,218,663	31,857,841	32,175,097
Total assets	35,472,762	35,081,785	35,578,573
Noninterest-bearing deposits	10,374,991	10,597,461	11,030,515
Total deposits	29,279,774	29,492,851	29,690,059
Stockholders' equity	4,460,117	4,127,636	3,803,661
Average balance sheet data:
Loans	$23,366,808	$23,630,743	$23,594,579
Earning assets	32,230,774	32,422,554	33,160,791
Total assets	34,717,808	34,912,199	35,633,442
Noninterest-bearing deposits	10,191,859	10,491,504	11,919,234
Total deposits	28,677,400	29,168,855	29,478,481
Stockholders' equity	4,314,183	3,951,871	3,528,911
Common Shares Data:
Earnings per share - basic	$5.70	$5.30	$4.51
Earnings per share - diluted	5.67	5.28	4.50
Cash dividends per common share	1.80	1.50	1.20
Book value per share (period end)	54.22	47.93	44.05
Tangible book value per share (period end)	42.16	37.58	33.63
Weighted average number of shares - diluted	85,440	86,648	86,423
Period end number of shares	82,259	86,124	86,345
Performance and other data:
Return on average assets	1.40%	1.32%	1.10%
Return on average common equity	11.27%	11.66%	11.13%
Return on average tangible common equity	14.49%	15.08%	14.97%
Tangible common equity (c)	10.06%	9.47%	8.37%
Tier 1 common equity	13.65%	14.14%	12.33%
Net interest margin (te)	3.47%	3.37%	3.34%
Noninterest income as a percentage of total revenue (te)	26.64%	24.99%	20.65%
Efficiency ratio (d)	54.78%	55.36%	55.25%
Allowance for loan loss as a percentage of total loans	1.28%	1.37%	1.29%
Allowance for credit loss as a percentage of total loans	1.43%	1.47%	1.41%
Annualized net charge-offs to average loans	0.22%	0.19%	0.27%
Nonaccrual assets as a percentage of loans, ORE and foreclosed assets	0.51%	0.54%	0.26%
Full time equivalent headcount	3,627	3,476	3,591

($ in thousands)	2025	2024	2023
Reconciliation of pre-provision net revenue (te) and adjusted pre-provision net revenue (te) (non-GAAP measures) (e)
Net income (GAAP)	$486,073	$460,815	$392,602
Provision for credit losses	51,183	52,167	59,103
Income tax expense	126,322	113,158	97,526
Pre-provision net revenue	663,578	626,140	549,231
Taxable equivalent adjustment	10,378	11,086	11,107
Pre-provision net revenue (te)	673,956	637,226	560,338
Adjustments from supplemental disclosure items
Sabal Trust Company acquisition expense	5,911	—	—
Loss on securities portfolio restructure	—	—	65,380
Gain on sale of parking facility	—	—	(16,126)
FDIC special assessment	—	3,800	26,123
Adjusted pre-provision net revenue (te)	$679,867	$641,026	$635,715
Reconciliation of revenue (te), adjusted revenue (te) and efficiency ratio (non-GAAP measures) (e)
Net interest income	$1,108,772	$1,081,921	$1,097,599
Noninterest income	406,447	364,129	288,480
Total GAAP revenue	1,515,219	1,446,050	1,386,079
Taxable equivalent adjustment	10,378	11,086	11,107
Total revenue (te)	1,525,597	1,457,136	1,397,186
Adjustments from supplemental disclosure items
Loss on securities portfolio restructure	—	—	65,380
Gain on sale of parking facility	—	—	(16,126)
Adjusted revenue	$1,525,597	$1,457,136	$1,446,440
GAAP noninterest expense	$851,641	$819,910	$836,848
Amortization of intangibles	(9,953)	(9,413)	(11,556)
Adjustments from supplemental disclosure items
Sabal Trust Company acquisition expense	(5,911)	—	—
FDIC special assessment	—	(3,800)	(26,123)
Adjusted noninterest expense	$835,777	$806,697	$799,169
Efficiency ratio (d)	54.78%	55.36%	55.25%

(a) Interest income includes the net impact of discount accretion and premium amortization arising from business combinations. Net purchase accounting discount accretion totaled $2.1 million and $2.4 million the years ended December 31, 2024, and 2023. There was no net purchase accounting discount accretion included in interest income in 2025.

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

RESULTS OF OPERATIONS

The following is a discussion of results from operations for the year ended December 31, 2025 compared to the year ended December 31, 2024. Refer to previously filed Annual Reports on Form 10-K Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for discussion of prior year variances.

Net Interest Income

For the year ended December 31, 2025, net interest income was $1.1 billion, up $26.9 million, or 2%, from 2024. Net interest income is the primary component of our earnings and represents the difference, or spread, between revenue generated from interest-earning assets and the interest expense related to funding those assets. For analytical purposes, net interest income is adjusted to a taxable equivalent basis (te) using the statutory federal tax rate of 21% on tax exempt items (primarily interest on municipal securities and loans). Net interest income (te) was $1.1 billion in 2025, up $26.1 million, or 2%, from 2024, comprised of a decrease in interest income (te) of $79.1 million that was more than offset by a decrease of $105.2 million in interest expense. The increase in net interest income (te) was largely interest rate driven, as the decline in prevailing rates on interest-bearing liabilities and an increase in securities yields outpaced lower yields on loans; it is also reflective of the impact of favorable changes in average balance of and mix within interest-bearing liabilities that was partially offset by the impact of a decline in average loans. Net interest margin, the ratio of net interest income (te) to average earning assets, increased 10 bps to 3.47% in 2025 from 3.37% in 2024.

The $79.1 million decrease in interest income (te) was largely attributable to a decrease in both loan yields and average balances, partially offset by increases in securities yields and average balances. The yield on earning assets (te) was down 22 bps to 5.04%, driven primarily by a 34 bp decline in the loan yield that reflects the impact of the new and repricing loans in the current interest rate environment. The yield on investment securities was up 25 bps to 2.88% as new investments and reinvestments were made at higher yields, and also reflecting the favorable impact of certain fair value hedges that became effective in 2025.

The $105.2 million decrease in interest expense was largely driven by the impact of the falling interest rate environment on interest-bearing liabilities, particularly in interest-bearing deposit cost, volume and mix. Compared to the prior year, average interest-bearing deposits were down $191.8 million in 2025, and the mix therein saw a shift from higher-cost time deposits to transaction and savings deposits as instruments matured. Average other short-term borrowings, consisting primarily of FHLB advances, were up $104.4 million in 2025 compared to 2024, largely as a function of funding needs. Our total cost of funds decreased 31 bps to 1.57% in 2025, largely driven by a 54 bp decline in the cost of interest-bearing deposits.

Though interest rates remain elevated, the Federal Reserve issued a series of cuts to its benchmark rate between September 2024 and December 2025 totaling 175 bps. Our loan and interest-bearing deposits betas for the current down rate cycle were 34% and 48%, respectively, contributing to expansion in our net interest margin.

Discussions of Asset/Liability Management and Net Interest Income at Risk later in this item provide additional information regarding our management of interest rate risk and the potential impact from changes in interest rates, respectively.

TABLE 2. Summary of Average Balances, Interest and Rates (te) (a)

	Years Ended December 31,
	2025			2024			2023
($ in millions)	Average Balance	Interest (d)	Rate	Average Balance	Interest (d)	Rate	Average Balance	Interest (d)	Rate
Assets
Interest-Earnings Assets:
Commercial & real estate loans (te) (a)	$17,998.9	$1,093.4	6.07%	$18,263.7	$1,179.0	6.46%	$18,556.2	$1,131.8	6.10%
Residential mortgage loans	4,031.5	160.9	3.99	3,982.1	152.8	3.84	3,541.2	128.3	3.62
Consumer loans	1,336.4	109.3	8.18	1,384.9	121.5	8.78	1,497.2	124.0	8.28
Loan fees & late charges	—	(1.6)	—	—	5.5	—	—	1.3	—
Loans (te) (b)	23,366.8	1,362.0	5.83	23,630.7	1,458.8	6.17	23,594.6	1,385.4	5.87
Loans held for sale	25.5	1.7	6.49	22.0	1.6	7.44	26.0	1.7	6.63
Investment securities:
U.S. Treasury and government agency securities	631.0	20.0	3.17	549.9	15.8	2.87	567.2	15.3	2.70
Mortgage-backed securities and collateralized mortgage obligations	6,942.4	197.7	2.85	6,805.2	175.0	2.57	7,423.9	170.4	2.30
Municipals (te)	755.0	22.4	2.97	843.4	25.0	2.96	887.0	26.5	2.98
Other securities	17.7	0.6	3.73	23.5	0.9	3.77	23.5	0.8	3.51
Total investment securities (te) (c)	8,346.1	240.7	2.88	8,222.0	216.7	2.63	8,901.6	213.0	2.39
Short-term investments	492.4	20.6	4.18	547.8	27.0	4.93	638.6	31.5	4.93
Total earning assets (te)	32,230.8	1,625.0	5.04%	32,422.5	1,704.1	5.26%	33,160.8	1,631.6	4.92%
Nonearning assets:
Other assets	2,806.9			2,805.4			2,783.5
Allowance for loan losses	(319.9)			(315.7)			(310.9)
Total assets	$34,717.8			$34,912.2			$35,633.4
Liabilities and Stockholders' Equity
Interest-bearing Liabilities:
Interest-bearing transaction and savings deposits	$11,533.4	$240.0	2.08%	$10,891.8	$248.2	2.28%	$10,598.6	$176.9	1.67%
Time deposits	3,985.9	143.0	3.59	4,846.9	223.3	4.61	3,989.1	166.5	4.17
Public funds	2,966.2	87.3	2.94	2,938.7	102.9	3.50	2,971.6	100.5	3.38
Total interest-bearing deposits	18,485.5	470.3	2.54	18,677.4	574.4	3.08	17,559.3	443.9	2.53
Repurchase agreements	613.7	8.4	1.36	639.9	10.6	1.65	513.3	7.0	1.36
Other short-term borrowings	355.9	15.3	4.31	251.5	13.8	5.49	1,180.1	59.7	5.06
Long-term debt	211.4	11.8	5.59	234.2	12.3	5.23	239.1	12.3	5.15
Total interest-bearing liabilities	19,666.5	505.8	2.57%	19,803.0	611.1	3.09%	19,491.8	522.9	2.68%
Noninterest-bearing:
Noninterest-bearing deposits	10,191.9			10,491.5			11,919.2
Other liabilities	545.2			665.8			693.5
Stockholders' equity	4,314.2			3,951.9			3,528.9
Total liabilities and stockholders' equity	$34,717.8			$34,912.2			$35,633.4
Net interest income (te) and margin		$1,119.2	3.47		$1,093.0	3.37		$1,108.7	3.34
Net earning assets and spread	$12,564.3		2.47	$12,619.5		2.17	$13,669.0		2.24
Interest cost of funding earning assets			1.57%			1.88%			1.58%

(a)
Taxable equivalent (te) amounts are calculated using federal income tax rate of 21%.
(b)
Includes nonaccrual loans.
(c)
Average securities do not include unrealized holding gains or losses on available for sale securities.
(d)
Included in interest income is net purchase accounting accretion of $2.1 million and $2.4 million for the years ended December 31, 2024, and 2023, respectively. There was no purchase accounting accretion in 2025.

TABLE 3. Summary of Changes in Net Interest Income (te) (a) (b)

	2025 Compared to 2024			2024 Compared to 2023
	Due to		Total	Due to		Total
	Change in		Increase	Change in		Increase
($ in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)
Interest Income (te)
Commercial & real estate loans (te) (a)	$(16,854)	$(68,739)	$(85,593)	$(18,062)	$65,233	$47,171
Residential mortgage loans	1,913	6,128	8,041	16,613	7,917	24,530
Consumer loans	(3,494)	(8,777)	(12,271)	(8,059)	5,572	(2,487)
Loan fees & late charges	—	(6,986)	(6,986)	—	4,146	4,146
Loans (te) (c)	(18,435)	(78,374)	(96,809)	(9,508)	82,868	73,360
Loans held for sale	237	(224)	13	(280)	197	(83)
Investment securities:
U.S. Treasury and government agency securities	2,707	1,505	4,212	(350)	828	478
Mortgage-backed securities and collateralized mortgage obligations	3,649	19,109	22,758	(14,862)	19,443	4,581
Municipals	(2,622)	33	(2,589)	(1,292)	(158)	(1,450)
Other securities	(217)	(10)	(227)	(1)	62	61
Total investment in securities (te) (d)	3,517	20,637	24,154	(16,505)	20,175	3,670
Short-term investments	(2,561)	(3,875)	(6,436)	(4,476)	2	(4,474)
Total earning assets (te)	(17,242)	(61,836)	(79,078)	(30,769)	103,242	72,473
Interest-bearing deposits:
Interest-bearing transaction and savings deposits	14,087	(22,221)	(8,134)	5,020	66,306	71,326
Time deposits	(35,709)	(44,625)	(80,334)	38,313	18,531	56,844
Public funds	952	(16,576)	(15,624)	(1,122)	3,469	2,347
Total interest-bearing deposits	(20,670)	(83,422)	(104,092)	42,211	88,306	130,517
Repurchase agreements	(419)	(1,806)	(2,225)	1,915	1,701	3,616
Other short-term borrowings	4,909	(3,369)	1,540	(50,496)	4,595	(45,901)
Long-term debt	(1,240)	795	(445)	(257)	197	(60)
Total interest expense	(17,420)	(87,802)	(105,222)	(6,627)	94,799	88,172
Net interest income (te) variance	$178	$25,966	$26,144	$(24,142)	$8,443	$(15,699)

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

Provision for Credit Losses

During the year ended December 31, 2025, we recorded a provision for credit losses of $51.2 million, compared to $52.2 million for the year ended December 31, 2024. The provision for credit losses recorded in 2025 included net charge-offs of $52.5 million and a $1.3 million reserve release. The provision for credit losses recorded in 2024 included net charge-offs of $46.0 million and a reserve build of $6.1 million. The modest reserve release in 2025 reflects our relatively consistent economic outlook and stable credit metrics.

Net charge-offs for the year ended December 31, 2025 totaled $52.5 million, or 0.22% of average loans outstanding, comprised of net charge-offs of $39.4 million in the commercial portfolio, $0.1 million in the residential mortgage portfolio and $13.0 million in the consumer portfolio. Net charge-offs for the year ended December 31, 2024 totaled $46.0 million, or 0.19% of average loans outstanding, comprised of net charge-offs of $31.3 million in the commercial portfolio and $14.9 million in the consumer portfolio, partially offset by net recoveries of $0.2 million in the residential mortgage portfolio. The increase in net charge-offs compared to the prior year was due to lower recoveries of $16.0 million compared to $27.1 million in 2024. Gross charge-offs for 2025 were down $4.6 million, at $68.5 million compared to $73.1 million in 2024.

Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Balance Sheet Analysis—Allowance for Credit Losses” provides additional information on changes in the allowance for credit losses and general credit quality.

Noninterest Income

Noninterest income for the year ended December 31, 2025 totaled $406.4 million, a $42.3 million, or 12%, increase from 2024. The increase in noninterest income from the year ended December 31, 2024 is attributable in part to the Sabal acquisition, as well as growth in most revenue lines, partially offset by declines in gains on sales of assets and other miscellaneous income. Noninterest income variances are discussed in more detail below.

Table 4 presents, for each of the three years ended December 31, 2025, 2024 and 2023, the components of noninterest income, along with the percentage changes between years. Table 5 presents supplemental disclosure items included in noninterest income (Table 4) by component for the same periods.

TABLE 4. Noninterest Income

($ in thousands)	2025	% Change	2024	% Change	2023
Service charges on deposit accounts	$99,180	9%	$91,105	6%	$86,020
Trust fees	89,630	25	71,734	6	67,565
Bank card and ATM fees	86,135	1	85,491	3	82,966
Investment and annuity fees and insurance commissions	49,162	13	43,424	18	36,714
Secondary mortgage market operations	14,769	19	12,374	35	9,159
Securities transactions, net	(11)	n/m	—	(100)	(65,380)
Income from bank-owned life insurance	21,348	26	16,944	10	15,454
Credit-related fees	11,273	(6)	12,036	(4)	12,557
Income (loss) from derivatives	5,819	254	(3,790)	n/m	420
Net gains on sales of premises, equipment and other assets	6,119	(22)	7,820	(60)	19,388
Other miscellaneous income	23,023	(15)	26,991	14	23,617
Total noninterest income	$406,447	12%	$364,129	26%	$288,480

n/m – not meaningful

TABLE 5. Supplemental Disclosure Items Included in Noninterest Income

($ in thousands)	2025	2024	2023
Securities transactions:
Loss on securities portfolio restructure	$—	$—	$(65,380)
Other miscellaneous income:
Gain on sale of parking facility	—	—	16,126
Total supplemental disclosure items in noninterest income	$—	$—	$(49,254)

Service charges on deposit accounts include consumer, business, and corporate deposit account servicing fees, as well as nonsufficient funds fees on non-consumer accounts, overdraft and overdraft protection fees, and other customer transaction-related fees. Service charges on deposit accounts were $99.2 million, up $8.1 million, or 9%, from 2024. The increase from 2024 was largely attributable to increases of $4.1 million in consumer overdraft fees and service charges, and $4.3 million in analysis fees and overdraft fees on business accounts.

Trust fee income represents revenue generated from asset management services provided to individuals, businesses and institutions. Trust fees totaled $89.6 million, up $17.9 million, or 25%, from 2024. The increase reflects $14.5 million in personal trust fees as a result of the Sabal acquisition and growth in our legacy personal and corporate trust fees, partially offset by a decline in employee benefits trust revenue. Trust assets under management increased to $14.0 billion at December 31, 2025, inclusive of $2.7 billion attributable to the Sabal transaction, compared to $10.2 billion at December 31, 2024.

Bank card and ATM fees include income from credit and debit card transactions, fees earned from processing card transactions for merchants, and fees earned from ATM transactions. Bank card and ATM fees totaled $86.1 million, up $0.6 million, or 1%, with increases in purchasing card and debit card processing fees largely offset by declines in business credit card processing fees and ATM fees.

Investment and annuity fees and insurance commissions, which include both fees earned from sales of annuity and insurance products as well as managed account fees, totaled $49.2 million, a $5.7 million, or 13%, increase from 2024, largely attributable to increases of $2.0 million in investment management fees and $1.9 million in fixed income trading fees and also reflects increases in annuity fees, corporate underwriting fees and insurance commissions.

Income from secondary mortgage market operations is comprised of income produced from the origination and sales of residential mortgage loans in the secondary market. We offer a full range of mortgage products to our customers and typically sell longer-term fixed rate loans, while retaining the majority of adjustable-rate loans and mortgage loans generated through programs to support customer relationships. Income from secondary mortgage market operations totaled $14.8 million, an increase of $2.4 million, or 19%, from 2024. The increase was attributable to higher mortgage loans production compared to the prior year. Secondary mortgage market operations income will vary based on application volume and the percentage of loans closed and ultimately sold.

Losses on sales of securities totaled less than $0.1 million for the year ended December 31, 2025. There were no gains or losses on sales of securities during the year ended December 31, 2024.

Income from bank-owned life insurance (BOLI) is generated through insurance benefit proceeds as well as the growth of the cash surrender value of insurance contracts held. BOLI income totaled $21.3 million in 2025, an increase of $4.4 million, or 26%, from 2024. The increase was attributable to an increase in income from changes in cash surrender value of $3.0 million and an increase in mortality gains of $1.4 million.

Credit-related fees include fees assessed on letters of credit and unused portions of loan commitments. Credit-related fees were $11.3 million in 2025, down $0.8 million, or 6%, from 2024, driven primarily by a decrease in unused commitment fees. Income from these products will vary based on letters of credit issued, credit line utilization and prevailing assessment rates.

Income from derivatives, largely resulting from our customer interest rate derivative program, totaled $5.8 million in 2025, compared to a loss of $3.8 million in 2024. The year-over-year increase was due largely to higher income of $6.5 million associated with our customer interest rate derivative program, driven mostly by favorable market conditions. In addition, losses resulting from assumption changes to the Visa Class B derivative liability was down $2.5 million. The remaining year-over-year increase is largely attributable to the lower holding costs related to derivative collateral. Derivative income or loss can be volatile and is dependent upon the composition of the portfolio, volume and mix of sales activity and market value adjustments due to market interest rate movement.

Net gains on sales of premises, equipment and other assets consists primarily of net revenue earned from sales of excess bank owned facilities and equipment no longer in use, gains on sales of Small Business Administration and other non-residential mortgage loans, and leases and other assets associated with the equipment finance line of business. Net gains on sales of premises, equipment and other assets totaled $6.1 million in 2025, compared to $7.8 million in 2024, down $1.7 million, as the comparative period included a $1.5 million gain on the sale of a former branch property.

Other miscellaneous income is comprised of various items, including dividends on FHLB stock, income from small business investment companies (SBICs), and syndication fees, among others. Other miscellaneous income for the year ended December 31, 2025 was $23.0 million, down $4.0 million, or 15%, from 2024, driven primarily by a decrease of $6.6 million in dividends on FHLB stock, reflecting a decline in the level of stock owned and the yield, partially offset by an increase of $2.9 million in syndication fees.

Noninterest Expense

Noninterest expense for the year ended December 31, 2025 totaled $851.6 million, a $31.7 million, or 4%, increase from the year ended December 31, 2024. Included in noninterest expense for year ended December 31, 2025 were supplemental disclosure items totaling $5.9 million attributable to costs associated with the acquisition of Sabal. Included in noninterest expense for the year ended December 31, 2024 is a supplemental disclosure item of $3.8 million attributable to an adjustment to the special assessment by the FDIC in connection with the protection of uninsured depositors under the systemic risk exception. Excluding the supplemental disclosure items for both periods, noninterest expense totaled $845.7 million, up $29.6 million, or 4%, from 2024. Noninterest expense variances are discussed in more detail below.

Table 6 presents, for each of the three years ended December 31, 2025, 2024 and 2023, noninterest expense, along with the percentage changes between years. Table 7 presents supplemental disclosure items included in noninterest expense (Table 6) by component for the same periods.

TABLE 6. Noninterest Expense

($ in thousands)	2025	% Change	2024	% Change	2023
Compensation expense	$385,660	1%	$380,591	1%	$376,055
Employee benefits	89,731	1	88,786	5	84,740
Personnel expense	475,391	1	469,377	2	460,795
Net occupancy expense	55,871	4	53,650	4	51,573
Equipment expense	17,020	(2)	17,432	(8)	18,852
Data processing expense	127,227	4	121,880	4	117,694
Professional services expense	57,080	36	41,935	9	38,331
Amortization of intangibles	9,953	6	9,413	(19)	11,556
Deposit insurance and regulatory fees	17,992	(26)	24,209	(52)	49,979
Other real estate and foreclosed assets expense (income)	3,091	(225)	(2,469)	296	(624)
Corporate value and franchise taxes	17,272	(9)	19,002	(7)	20,355
Advertising	14,261	7	13,298	(1)	13,454
Telecommunication and postage	10,134	6	9,519	(12)	10,773
Entertainment and contributions	12,900	9	11,849	11	10,664
Tax credit investment amortization	4,258	(32)	6,250	8	5,791
Travel expenses	7,115	19	5,965	9	5,469
Printing and supplies	3,981	1	3,939	(3)	4,073
Other retirement expense	(16,172)	(11)	(18,112)	35	(13,460)
Other miscellaneous expense	34,267	5	32,773	4	31,573
Total noninterest expense	$851,641	4%	$819,910	(2)%	$836,848

n/m - not meaningful

TABLE 7. Supplemental Disclosure Items Included in Noninterest Expense

($ in thousands)	2025	2024	2023
Sabal Trust Company acquisition expense:
Personnel expense	$1,422	$—	$—
Data processing expense	1,976	—	—
Professional services expense	1,550	—	—
Printing and supplies	210	—	—
Other	753	—	—
	$5,911	$—	$—
FDIC deposit insurance special assessment:
Deposit insurance and regulatory fees	$—	$3,800	$26,123
Total supplemental disclosure items included in noninterest expense	$5,911	$3,800	$26,123

Personnel expense consists of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and medical, life and disability insurance. Personnel expense totaled $475.4 million in 2025, up $6.0 million, or 1% from 2024. The year ended December 31, 2025 included $1.4 million of Sabal acquisition costs highlighted as supplemental disclosure items. Excluding these acquisition costs, personnel expense was up $4.6 million, or 1%. The increase was driven largely by increases in salary, bonus and stock-based compensation expenses, reflecting merit increases and higher headcount, as well as an increase in associate acquisition expenses. These increases were partially offset by a favorable impact from salary deferrals associated with lending activities, and decreases in commissions, incentives expense and retirement and health benefits expense. Personnel expense associated with ongoing Sabal operations contributed $5.9 million to the variance compared to the prior year.

Occupancy and equipment expenses are primarily composed of lease expenses, depreciation, maintenance and repairs, rent, taxes, and other equipment expenses. Occupancy and equipment expenses totaled $72.9 million in 2025, up $1.8 million, or 3%, from 2024, largely driven by building and equipment maintenance and leased facility expense that were partially offset by decreases in depreciation and amortization and building insurance costs.

Data processing expense includes expenses related to third party technology processing and servicing costs, technology project costs and fees associated with bank card and ATM transactions. Data processing expense totaled $127.2 million in 2025, up $5.3 million, or 4%, from 2024. Included in the year ended December 31, 2025 was $2.0 million of Sabal acquisition costs highlighted as supplemental disclosure items. Excluding these acquisition costs, data processing expense was up $3.4 million, or 3%. The increase was largely attributable to increases in certain technology processing, licensing and maintenance totaling $5.1 million, increases in activity-based fees, including card processing, credit card rewards expense and ATM servicing totaling $2.7 million, partially offset by a decrease in amortization and maintenance on data processing software of $4.4 million. Data processing expense can vary from period to period, depending on business needs and technology enhancement initiatives.

Professional services expense includes accounting and audit, legal, consulting and certain outsourced service expense. Professional services expense totaled $57.1 million in 2025, up $15.1 million, or 36%, from 2024. Included in the year ended December 31, 2025 was $1.5 million of Sabal acquisition costs highlighted as supplemental disclosure items. Excluding these acquisition costs, professional services expense was up $13.6 million, or 32%, largely attributable to costs associated with consulting and other professional services for stand-alone engagements, including process improvement projects, and to legal fees and expense for certain outsourced initiatives. Professional services expense may vary from period to period, generally related to the timing of external service needs.

Amortization of intangibles totaled $10.0 million in 2025, up $0.5 million, or 6%, from 2024 as a result of amortization of intangible assets acquired in the Sabal transaction.

Deposit insurance and regulatory fees totaled $18.0 million for the year ended December 31, 2025, down $6.2 million, or 26%, from 2024. Included in the year ended December 31, 2024 is the supplemental disclosure item of $3.8 million described above attributable to a special assessment made by the FDIC. Excluding the supplemental disclosure item, deposit insurance and regulatory fees were down $2.4 million, or 12%, from 2024, mostly reflective of changes in our risk-based assessment calculation as well as less significant quarterly adjustments to the special assessment based on quarterly updates from the FDIC.

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

Net loss on other real estate and foreclosed assets totaled $3.1 million in 2025, compared to a net gain of $2.5 million in 2024. The level of net income or losses associated with holding and maintaining the other real estate owned portfolio can vary depending on sales activity, valuation adjustments and income or expense associated with operating and maintaining foreclosed property. Gains or losses on the sale of other real estate and foreclosed assets may occur periodically and are dependent on the number and type of assets for sale and current market conditions.

Corporate value, franchise taxes, and other non-income taxes totaled $17.3 million in 2025, down $1.7 million, or 9%, from 2024, largely driven by decreases in both bank share tax and franchise tax. Bank share tax, the largest component of this line item, is based on multiple variables, including average quarterly assets, earnings and stockholders’ equity to determine the taxable assessment value.

Business development-related expenses (including advertising, travel, entertainment and contributions) totaled $34.3 million in 2025, up $3.2 million, or 10%, from 2024, largely driven by increases in digital media advertising, sponsorships, travel expense and charitable contributions.

Other retirement expense includes costs associated with pension and other post-retirement plan expense. Noninterest expense in each of the years ended December 31, 2025 and 2024 was reduced by a net credit in other retirement expense totaling $16.2 million and $18.1 million, respectively. The decrease in the net credit in 2025 was largely driven by changes in actuarial assumptions for the current plan year.

All other expenses totaled $52.6 million in 2025, relatively flat compared to 2024. Included in the year ended December 31, 2025 was approximately $1.0 million of Sabal acquisition costs highlighted as supplemental disclosure items. Excluding these acquisition costs, other expenses were down $0.8 million, or 2%.

Income Taxes

We recorded income tax expense at an effective rate of 20.6% in 2025, compared to 19.7% in 2024. The comparability of the effective tax rate between 2025 and 2024 is affected by higher pre-tax book income in 2025 that decreased the relative impact of net tax benefits related to tax credit investments, tax-exempt interest income and bank-owned life insurance. Our effective tax rate has historically varied from the federal statutory rate primarily due to tax-exempt income and tax credits. Interest income on bonds issued by or loans to state and municipal governments and authorities, and earnings from the bank-owned life insurance contract program are the major components of tax-exempt income.

Table 8 reconciles reported income tax expense to that computed at the statutory tax rate of 21% for the years ended December 31, 2025, 2024 and 2023.

TABLE 8. Income Taxes

($ in thousands)	2025	2024	2023
Taxes computed at statutory rate	$128,603	$120,534	$102,927
Tax credits:
QZAB/QSCB	(785)	(908)	(1,114)
NMTC - Federal and State	(5,058)	(7,521)	(7,177)
LIHTC and other tax credits	(4,754)	(4,751)	(4,884)
LIHTC amortization	3,741	3,727	3,732
Total tax credits	(6,856)	(9,453)	(9,443)
State income taxes, net of federal income tax benefit	13,819	12,640	10,323
Tax-exempt interest	(7,773)	(8,443)	(8,755)
Life insurance contracts	(5,882)	(6,017)	(4,020)
Employee share-based compensation	(1,556)	(1,514)	(505)
FDIC assessment disallowance	2,385	2,466	2,893
Impact of deferred tax asset re-measurement	—	(435)	—
Other, net	3,582	3,380	4,106
Income tax expense	$126,322	$113,158	$97,526

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

Based only on tax credit investments that have been made through 2025, we expect to realize benefits from federal and state tax credits over the next three years totaling $8.2 million, $8.0 million and $5.5 million for 2026, 2027 and 2028, respectively. We intend to continue making investments in tax credit projects. However, our ability to access new credits will depend upon, among other factors, federal and state tax policies and the level of competition for such credits.

At December 31, 2025, we had a net deferred tax asset of $55.8 million, which is comprised of $218.9 million in deferred tax assets (net of valuation allowance), offset by $163.1 million of deferred tax liabilities. Several factors are considered in determining the recoverability of the deferred tax asset components, such as the history of taxable earnings, reversal of taxable temporary differences, future taxable income and tax planning strategies. Based on our review of these factors, we have established a $3.7 million valuation allowance for state net operating losses and $2.3 million valuation allowance for deferred executive compensation.

BALANCE SHEET ANALYSIS

Short-Term Investments

Short-term liquidity assets are held to ensure funds are available to meet the cash flow needs of both borrowers and depositors. At December 31, 2025, short-term liquidity investments, including interest-bearing bank deposits and federal funds sold, totaled $132.3 million, a decrease of $807.4 million from December 31, 2024. Average short-term investments for 2025 totaled $492.4 million, down $55.4 million from $547.8 million in 2024. Typically, these balances will change on a daily basis depending upon movement in customer loan and deposit accounts.

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

Our investment in securities totaled $8.1 billion at December 31, 2025, up $497.6 million from December 31, 2024. The investment securities portfolio is managed by ALCO to assist in the management of interest rate risk and liquidity while providing an acceptable rate of return. At December 31, 2025, the amortized cost of securities available for sale totaled $6.3 billion and securities held to maturity totaled $2.1 billion, compared to $5.8 billion and $2.4 billion, respectively, at December 31, 2024. The year over year changes in each of the portfolios is largely reflective of maturities and paydowns from both portfolios reinvested in the available for sale portfolio.

Our securities portfolio consists mainly of residential and commercial mortgage-backed securities that are issued or guaranteed by U.S. government agencies. We invest only in high quality investment grade securities and manage the investment portfolio duration generally between two and five and a half years. At December 31, 2025, the average expected maturity of the portfolio was 5.58 years with an effective duration of 3.89 years and a nominal weighted-average yield of 2.87%. Under an immediate, parallel rate shock of 100 bp and 200 bp increases, the effective duration would be 3.95 years and 3.94 years, respectively. At December 31, 2024, the average expected maturity of the portfolio was 5.58 years with an effective duration of 4.12 years and a nominal weighted-average yield of 2.66%. The change in expected maturity, effective duration, and nominal weighted-average yield is primarily attributable to both portfolio reinvestment activity and growth in 2025.

We have in place fair value hedges on certain fixed-rate commercial mortgage-backed securities. As of December 31, 2025, we had approximately $397.5 million in notional amount of forward-starting fixed payer swaps that convert the latter portion of the term of these available for sale securities to a floating rate. These derivative instruments are designated as fair value hedges of interest rate risk. This strategy provides a fixed-rate coupon during the front-end unhedged tenor of the bonds and results in a floating-rate security during the back-end hedged tenor. During the year ended December 31, 2025, $248.5 million of fair value hedges became effective, with the net earnings recorded in interest income. Once effective, fair value hedges synthetically convert the notional amount of the hedged asset over the life of the hedge to a variable rate instrument that is indexed to the federal funds effective rate.

At the end of each reporting period, we evaluate the securities portfolio for credit loss. Based on our assessments, expected credit loss was negligible for all reporting periods in 2025 and 2024, and therefore no allowance for credit loss was recorded.

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

The following table presents the amortized cost of debt securities by type at December 31, 2025 and 2024.

TABLE 9. Debt Securities by Type

($ in thousands)	2025	2024
Available for sale securities
U.S. Treasury and government agency securities	$266,825	$185,827
Municipal obligations	191,754	200,272
Residential mortgage-backed securities	2,620,980	2,482,109
Commercial mortgage-backed securities	3,217,663	2,849,372
Collateralized mortgage obligations	27,100	37,553
Corporate debt securities	17,000	19,000
Total Available for sale Securities	$6,341,322	$5,774,133
Held to maturity securities
U.S. Treasury and government agency securities	$373,605	$394,689
Municipal obligations	511,516	623,907
Residential mortgage-backed securities	497,338	573,057
Commercial mortgage-backed securities	731,329	818,604
Collateralized mortgage obligations	19,094	25,406
Total Held to maturity securities	$2,132,882	$2,435,663

The amortized cost, fair value and yield of debt securities at December 31, 2025, by final contractual maturity, are presented in the following table. Securities are classified according to their final contractual maturities without consideration of scheduled and unscheduled principal amortization, potential prepayments or call options. Accordingly, actual maturities will differ from their reported contractual maturities. The expected average maturity years presented in the table includes scheduled principal payments and assumptions for prepayments. The yield calculation does not include adjustments to amortized cost of available for sale securities for active fair value hedges.

TABLE 10. Debt Securities Maturities by Type

($ in thousands)	One Year or Less	Over One Year Through Five Years	Over Five Years Through Ten Years	Over Ten Years	Total	Fair Value	Weighted Average Yield (te)	Expected Average Maturity Years
Available for sale
U.S. Treasury and government agency securities	$30,137	$20,189	$—	$216,499	$266,825	$269,332	4.76%	7.0
Municipal obligations	—	78,265	113,312	177	191,754	191,328	3.44%	0.6
Residential mortgage-backed securities	1,465	22,602	108,549	2,488,364	2,620,980	2,375,629	2.89%	6.3
Commercial mortgage-backed securities	394	1,643,313	1,573,956	—	3,217,663	3,083,325	3.01%	5.2
Collateralized mortgage obligations	—	—	18,565	8,535	27,100	25,946	1.92%	2.1
Other debt securities	—	2,000	15,000	—	17,000	16,357	4.11%	1.7
Total debt securities	$31,996	$1,766,369	$1,829,382	$2,713,575	$6,341,322	$5,961,917	3.04%	5.6
Fair Value	$32,084	$1,711,795	$1,743,201	$2,474,837	$5,961,917
Weighted-Average Yield (te)	3.92%	3.11%	2.92%	3.07%	3.04%

Held to maturity
U.S. Treasury and government agency securities	$—	$134,662	$—	$238,943	$373,605	$343,710	2.33%	5.1
Municipal obligations	56,954	130,331	323,543	688	511,516	500,769	3.27%	1.7
Residential mortgage-backed securities	—	—	20,052	477,286	497,338	463,099	2.32%	4.9
Commercial mortgage-backed securities	84,170	401,321	119,713	126,125	731,329	684,874	2.49%	4.6
Collateralized mortgage obligations	—	—	12,288	6,806	19,094	18,574	2.62%	2.0
Total debt securities	$141,124	$666,314	$475,596	$849,848	$2,132,882	$2,011,026	2.61%	4.1
Fair Value	$140,203	$648,904	$452,476	$769,443	$2,011,026
Weighted-Average Yield (te)	2.78%	2.58%	2.90%	2.44%	2.61%

In January 2026, we executed a restructuring of our available for sale securities portfolio whereby we sold securities with an amortized cost of $1.5 billion and average yield of 2.49% and reinvested the $1.4 billion of proceeds with the purchase of securities with an average yield of 4.35%. Management deemed the restructure an effective way of utilizing capital to enhance future net interest income. For further information on the restructure, refer to the “Subsequent Event” section that appears earlier in this analysis.

Loan Portfolio

Total loans at December 31, 2025 were $24.0 billion, up $659.0 million, or 3%, from December 31, 2024. The increase is reflective of increased loan demand, including strong net production in owner occupied and investor commercial real estate and equipment finance loans.

Our commercial customer base is diversified over a range of industries. We lend mainly to middle-market and smaller commercial entities, although we do participate in larger shared-credit loan facilities generally with businesses/sponsors operating in our market areas that are well known to the relationship officers. The funded balance of our shared national credits portfolio at December 31, 2025 totaled approximately $2.0 billion, or 9% of total loans, compared to $2.3 billion, or 10% of total loans at December 31, 2024. At December 31, 2025, our largest industry concentrations in shared national credit include approximately $324.4 million in real estate, rental and leasing, $303.6 million in finance and insurance, $234.6 million in manufacturing, and $234.4 million in information, with the remaining of the balance in other diverse industries.

The following table shows the composition of our loan portfolio at December 31, 2025 and 2024.

TABLE 11. Loans Outstanding by Type

($ in thousands)	2025	2024
Commercial non-real estate	$9,809,011	$9,876,592
Commercial real estate - owner occupied	3,270,080	3,011,955
Total commercial & industrial	13,079,091	12,888,547
Commercial real estate - income producing	4,283,168	3,798,612
Construction and land development	1,239,086	1,281,115
Residential mortgages	4,016,917	3,961,328
Consumer	1,340,178	1,369,845
Total loans	$23,958,440	$23,299,447

The commercial and industrial (“C&I”) loan portfolio includes both commercial non-real estate and commercial real estate – owner occupied loans. C&I loans totaled $13.1 billion, or 55% of the total loan portfolio at December 31, 2025, an increase of $190.5 million, or 1%, from December 31, 2024. The year over year growth in this portfolio reflects increased demand with strong production in the owner occupied commercial real estate and equipment finance loans, and is net of a $255.7 million decrease in shared national credits. The decrease in shared national credits is the result of a strategic decision to reduce exposure in that portfolio as we focus on originating more granular loans in our markets with more opportunities for a full-service relationship.

Our C&I loan portfolio is well diversified by product, client, and geography throughout our footprint. Nevertheless, we may be exposed to certain concentrations of credit risk which exist in relation to different borrowers or groups of borrowers, specific types of collateral and industries.

The following table provides detail of the more significant industry concentrations for our C&I loan portfolio, which is based on NAICS codes for all industries, with the exception of energy, which is based on the borrower’s source of revenue (i.e. manufacturer whose income is derived from energy-related business is reported as energy).

TABLE 12. Commercial & Industrial Loans by Industry Concentration

	2025		2024
		Pct of		Pct of
($ in thousands)	Balance	Total	Balance	Total
Retail trade	$1,419,299	11%	$1,283,203	10%
Health care and social assistance	1,306,170	10	1,447,349	11
Real estate and rental and leasing	1,234,527	9	1,189,727	9
Manufacturing	1,226,962	9	1,191,781	9
Construction	1,122,921	9	989,313	8
Wholesale trade	1,081,854	8	1,148,034	9
Transportation and warehousing	945,011	7	965,893	7
Professional, scientific, and technical services	852,169	7	756,573	6
Accommodation, food services and entertainment	818,599	6	772,721	6
Finance and insurance	646,171	5	683,401	5
Information	465,971	4	410,284	3
Other services (except public administration)	415,429	3	414,514	3
Public administration	348,545	3	402,872	3
Admin, support, waste management, remediation services	338,693	3	326,385	3
Educational services	236,273	2	240,096	2
Energy	169,700	1	197,317	2
Other	450,797	3	469,084	4
Total commercial & industrial loans	$13,079,091	100%	$12,888,547	100%

Commercial real estate – income producing loans totaled $4.3 billion at December 31, 2025, up $484.6 million, or 13%, from December 31, 2024, reflective of robust demand in this space. Construction and land development loans totaled approximately $1.2 billion at December 31, 2025, down $42.0 million, or 3%, from December 31, 2024. The decrease reflects loans converting to permanent financing outpacing the funding of new and existing loans.

The following table details the end of period aggregated commercial real estate – income producing and construction loan balances by property type. Loans reflected in 1-4 Family Residential Construction include both loans to construction builders as well as single-family borrowers.

TABLE 13. Commercial Real Estate– Income Producing and Construction by Property Type Concentration

	2025		2024
		Pct of		Pct of
($ in thousands)	Balance	Total	Balance	Total
Multifamily	$1,438,509	26%	$1,343,544	26%
Retail	907,611	16	773,621	15
Healthcare related properties	812,712	15	658,067	13
Industrial	739,009	14	698,520	14
Office	506,581	9	506,690	10
Hotel, motel and restaurants	430,007	8	424,866	8
1-4 family residential construction	213,733	4	235,745	5
Other land loans	181,170	3	192,919	4
Other	292,922	5	245,755	5
Total commercial real estate - income producing and construction loans	$5,522,254	100%	$5,079,727	100%

Residential mortgages totaled $4.0 billion at December 31, 2025, up $55.6 million, or 1%, from December 31, 2024. Consumer loans totaled $1.3 billion at December 31, 2025, down $29.7 million, or 2%, compared to December 31, 2024. Approximately $14.3 million of the decline in consumer loans is in the indirect automobile lending portfolio, a business that we exited and the existing portfolio in runoff.

The following table shows average loans by category, the effective taxable equivalent yield and the percentage of total loans for each of the preceding three years.

TABLE 14. Average Loans

	2025			2024			2023
		Yield	Pct of		Yield	Pct of		Yield	Pct of
($ in thousands)	Balance	(te)	Total	Balance	(te)	Total	Balance	(te)	Total
Commercial & real estate loans	$17,998,935	6.07%	77%	$18,263,676	6.46%	77%	$18,556,175	6.10%	79%
Residential mortgages	4,031,508	3.99%	17%	3,982,122	3.84%	17%	3,541,245	3.62%	15%
Consumer	1,336,365	8.18%	6%	1,384,945	8.78%	6%	1,497,159	8.28%	6%
Total loans	$23,366,808	5.83%	100%	$23,630,743	6.17%	100%	$23,594,579	5.87%	100%

The following table sets forth the contractual maturity by portfolio segment at December 31, 2025.

TABLE 15. Loan Maturities by Type

December 31, 2025	Maturity Range
($ in thousands)	Within One Year	After One Through Five Years	After Five Through Fifteen Years	After Fifteen Years	Total
Commercial non-real estate	$2,596,984	$5,578,548	$1,532,309	$101,170	$9,809,011
Commercial real estate - owner occupied	250,970	1,403,331	1,568,857	46,922	3,270,080
Total commercial & industrial	2,847,954	6,981,879	3,101,166	148,092	13,079,091
Commercial real estate - income producing	1,118,934	2,556,562	594,017	13,655	4,283,168
Construction and land development	340,689	652,001	197,136	49,260	1,239,086
Residential mortgages	34,786	32,592	319,267	3,630,272	4,016,917
Consumer	78,592	293,152	79,094	889,340	1,340,178
Total loans	$4,420,955	$10,516,186	$4,290,680	$4,730,619	$23,958,440

The sensitivity to interest rate changes for the portion of our loan portfolio that matures after one year is shown below.

TABLE 16. Loan Sensitivity to Changes in Interest Rates for Loans that Mature After One Year

	December 31, 2025
($ in thousands)	Fixed Rate	Floating Rate	Total
Commercial non-real estate	$3,245,331	$3,966,696	$7,212,027
Commercial real estate - owner occupied	2,019,057	1,000,053	3,019,110
Total commercial & industrial	5,264,388	4,966,749	10,231,137
Commercial real estate - income producing	1,070,486	2,093,748	3,164,234
Construction and land development	295,102	603,295	898,397
Residential mortgages	2,349,482	1,632,649	3,982,131
Consumer	112,596	1,148,990	1,261,586
Total loans	$9,092,054	$10,445,431	$19,537,485

Asset Quality

The following table sets forth, for the periods indicated, nonaccrual loans and reportable loans modified or restructured loans, by type, and foreclosed and surplus ORE and other foreclosed assets. Loans past due 90 days or more and still accruing are also disclosed.

TABLE 17. Nonaccrual loans, loans modified or restructured, and ORE and foreclosed assets

	December 31,
($ in thousands)	2025	2024
Loans accounted for on a nonaccrual basis:
Commercial non-real estate	$29,678	$14,172
Commercial non-real estate - modified	4,847	19,246
Total commercial non-real estate	34,525	33,418
Commercial real estate - owner occupied	6,482	2,727
Commercial real estate - owner-occupied - modified	241	—
Total commercial real estate - owner-occupied	6,723	2,727
Commercial real estate - income producing	4,760	356
Commercial real estate - income producing - modified	—	—
Total commercial real estate - income producing	4,760	356
Construction and land development	3,173	5,561
Construction and land development - modified	—	—
Total construction and land development	3,173	5,561
Residential mortgage	46,399	43,157
Residential mortgage - modified	587	929
Total residential mortgage	46,986	44,086
Consumer	10,555	11,187
Consumer - modified	148	—
Total consumer	10,703	11,187
Total nonaccrual loans	$106,870	$97,335
ORE and foreclosed assets	14,788	27,797
Total nonaccrual loans and ORE and foreclosed assets	$121,658	$125,132
Modified loans - still accruing:
Commercial non-real estate	$98,468	$74,211
Commercial real estate - owner occupied	28,698	—
Commercial real estate - income producing	14,914	2,741
Construction and land development	147	—
Residential mortgage	14,572	2,241
Consumer	227	131
Total modified loans - still accruing	$157,026	$79,324
Total reportable modified loans	$162,849	$99,499
Loans 90 days past due still accruing	$28,798	$21,852
Ratios:
Nonaccrual loans to total loans	0.45%	0.42%
Nonaccrual loans plus ORE and foreclosed assets to loans plus ORE and foreclosed assets	0.51%	0.54%
Allowance for loan losses to nonaccrual loans	287.95%	327.61%
Allowance for loan losses to nonaccrual loans and accruing loans 90 days past due	226.83%	267.55%
Loans 90 days past due still accruing to loans	0.12%	0.09%

Nonaccrual loans plus ORE and foreclosed assets totaled $121.7 million at December 31, 2025, down $3.5 million from December 31, 2024. Nonaccrual loans totaled $106.9 million, up $9.5 million from December 31, 2024. Nonaccrual loans as a percentage of the loan portfolio increased to 0.45% in 2025, compared to 0.42% in 2024. ORE and foreclosed assets were $14.8 million at December 31, 2025, down $13.0 million from December 31, 2024, largely attributable the sale of a foreclosed property from one commercial borrower.

Reportable modified loans to borrowers experiencing financial difficulty totaled $162.8 million at December 31, 2025 and includes $5.8 million of nonaccrual loans. Modified loans to borrowers experiencing financial difficulty totaled $99.5 million at December 31, 2024 and included $20.2 million of nonaccrual loans. These reportable modifications are granted as a part of our loss mitigation strategy to maximize expected payments. The increase in reportable modified loans reflects the continued stress on certain borrowers resulting from prolonged elevated interest rates, inflation, insurance costs, and other market conditions.

Criticized commercial loans totaled $535.4 million at December 31, 2025, down $87.6 million, or 14%, from $623.0 million at December 31, 2024. Criticized loans are defined as those having potential or well-defined weaknesses that deserve management’s close attention (risk-rated special mention, substandard and doubtful), including both accruing and nonaccruing loans. Criticized commercial loans comprised 2.88% of that portfolio at December 31, 2025, down from 3.47% at December 31, 2024. We remain focused on identifying specific and broader risk indicators that may be impacting certain segments in our portfolio, and we have not seen signs of significant weakening in any particular industry, sector or geographic segment beyond what we believe has been experienced by the banking industry as a whole. Our criticized commercial loans at December 31, 2025 are spread across many industries, with the largest concentrations as follows: $96.4 million real estate, rental and leasing, $67.5 million in hospitality, $63.9 million in transportation and warehousing, $62.9 million healthcare and social assistance, $57.4 million in retail trade, $54.4 million in construction and $51.1 million in wholesale trade. Commercial loans risk rated pass-watch totaled $614.8 million at December 31, 2025, compared to $521.4 million at December 31, 2024. The pass-watch risk rating includes credits with negative performance trends that reflect sufficient risk to cause concern, but have not risen to the level of criticized.

Allowance for Credit Losses

At December 31, 2025, the allowance for credit losses was $341.7 million, comprised of $307.8 million in allowance for loan losses and $33.9 million in the reserve for unfunded lending commitments. The allowance for credit losses decreased $1.3 million from $342.9 million at December 31, 2024, which was comprised of $318.9 million in allowance for loan losses and $24.1 million in the reserve for unfunded lending commitments. The $11.2 million decrease in the funded allowance was largely due to a reduction in reserves on commercial real estate – income producing loans, a portfolio where credit metrics have been improving. The $9.9 million increase in the reserve for unfunded lending commitments was largely volume driven.

Our allowance for credit losses coverage to total loans decreased to 1.43% at December 31, 2025, compared to 1.47% at December 31, 2024. The allowance for credit losses on the commercial portfolio totaled $272.0 million, or 1.46% of that portfolio, at December 31, 2025, down from $272.5 million, or 1.52%, at December 31, 2024. The allowance for credit losses on the residential mortgage portfolio totaled $42.8 million, or 1.07% of that portfolio, at December 31, 2025, relatively flat compared to $42.4 million, or 1.07%, at December 31, 2024. The allowance for credit losses on the consumer portfolio totaled $26.8 million, or 2.00% of that portfolio, at December 31, 2025, down from $28.0 million, or 2.04%, at December 31, 2024.

The $1.3 million net decrease in the allowance for credit losses from December 31, 2024 includes a decrease of $2.2 million in individually evaluated reserves (generally used for nonperforming loans), partially offset by an increase of $0.9 million in collectively evaluated reserves. We utilized the December 2025 Moody’s economic scenarios to inform our allowance for credit losses at December 31, 2025. After considering the variables underlying each of the Moody’s economic scenarios, management probability-weighted the baseline scenario at 50% and the downside S-2 mild recessionary scenario at 50% in the estimation of the allowance for credit losses at December 31, 2025, compared to probability weighting of the baseline scenario at 40% and the downside S-2 mild recessionary scenario at 60% in the estimation of the allowance for credit losses at December 31, 2024. The change in probability weightings from those used at December 31, 2024, does not indicate a significant shift in our overall credit loss outlook, but rather reflects a shift in the assumptions underlying the forecasts. Each of the scenarios considered have varying degrees of severity and duration of impacts to forecasted market conditions, economic indicators, monetary and other governmental policies and geopolitical conditions, among other variables. Refer to the Economic Outlook section of this discussion and analysis for further information on the Moody’s scenarios and our weighting assumptions.

The following table sets forth activity in the allowance for loan losses for the periods indicated.

TABLE 18. Summary of Activity in the Allowance for Credit Losses

	December 31,
($ in thousands)	2025	2024	2023
Provision and Allowance for Credit Losses
Allowance for Loan Losses:
Allowance for loan losses at beginning of period	$318,882	$307,907	$307,789
Loans charged-off:
Commercial non real estate	45,564	45,488	59,830
Commercial real estate - owner occupied	4,626	143	—
Total commercial & industrial	50,190	45,631	59,830
Commercial real estate - income producing	34	8,822	73
Construction and land development	1,314	264	72
Total Commercial	51,538	54,717	59,975
Residential mortgages	922	380	55
Consumer	16,006	17,987	15,393
Total charge-offs	68,466	73,084	75,423
Recoveries of loans previously charged-off:
Commercial non real estate	11,332	22,292	6,152
Commercial real estate - owner occupied	686	1,036	957
Total commercial & industrial	12,018	23,328	7,109
Commercial real estate - income producing	49	7	14
Construction and land development	123	64	11
Total commercial	12,190	23,399	7,134
Residential mortgages	841	595	1,278
Consumer	2,976	3,057	3,611
Total recoveries	16,007	27,051	12,023
Total net charge-offs	52,459	46,033	63,400
Provision for loan losses	41,308	57,008	63,518
Allowance for loan losses at end of period	$307,731	$318,882	$307,907
Reserve for Unfunded Lending Commitments:
Reserve for unfunded lending commitments at beginning of period	24,053	28,894	33,309
Provision for losses on unfunded lending commitments	9,875	(4,841)	(4,415)
Reserve for unfunded lending commitments at end of period	$33,928	$24,053	$28,894
Total Allowance for Credit Losses	$341,659	$342,935	$336,801
Total Provision for Credit Losses	$51,183	$52,167	$59,103
Coverage ratios:
Allowance for loan losses to period end loans	1.28%	1.37%	1.29%
Allowance for credit loss to period end loans	1.43%	1.47%	1.41%
Charge-offs ratios
Gross charge-offs to average loans	0.29%	0.31%	0.32%
Recoveries to average loans	0.07%	0.11%	0.05%
Net charge-offs to average loans	0.22%	0.19%	0.27%
Net Charge-offs to average loans by portfolio:
Commercial non real estate	0.35%	0.24%	0.54%
Commercial real estate - owner occupied	0.13%	(0.03)%	(0.03)%
Total commercial & industrial	0.30%	0.17%	0.40%
Commercial real estate - income producing	(0.00)%	0.22%	0.00%
Construction and land development	0.10%	0.01%	0.00%
Total Commercial	0.22%	0.17%	0.28%
Residential mortgages	0.00%	(0.01)%	(0.03)%
Consumer	0.98%	1.08%	0.79%

An allocation of the loan loss allowance by major loan category is set forth in the following table for the periods indicated.

TABLE 19. Allocation of Allowance for Loan Losses by Category

	December 31,
	2025		2024
($ in thousands)	Allowance for Loan Losses	% of Total Allowance	Allowance for Loan Losses	% of Total Allowance
Commercial non-real estate	$121,439	40%	$121,090	38%
Commercial real estate - owner occupied	40,695	13	36,264	11
Total commercial & industrial	162,134	53	157,354	49
Commercial real estate - income producing	60,475	19	71,975	23
Construction and land development	17,450	6	21,158	7
Residential mortgages	42,834	14	42,445	13
Consumer	24,838	8	25,950	8
Total	$307,731	100%	$318,882	100%

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

Lack of diversity in concentration within a deposit base may increase the risk of events or trends that could prompt a larger-scale demand for deposits outflow. Concerns over a financial institution’s ability to protect deposit balances in excess of the federally insured limit may increase the risk of a deposit run. We consider our deposit base to be seasoned, stable and well-diversified. We also offer our customers an insured cash sweep product (ICS) that allows customers to secure deposits above FDIC insured limits. The ICS product totaled $322.2 million at December 31, 2025, compared to $359.7 million at December 31, 2024. At December 31, 2025, we have calculated our average deposit account size by dividing period-end deposits by the population of accounts with balances to be approximately $37,700, which includes $197,700 in our commercial and small business lines (excluding public funds), $122,900 in our wealth management business line, and $18,100 in our consumer business line.

Further, at December 31, 2025, our sources of liquidity exceed uninsured deposits. We have estimated the Bank’s amount of uninsured deposits using the methodologies and assumptions required for FDIC regulatory reporting to be approximately $14.8 billion at December 31, 2025, compared to $14.6 billion at December 31, 2024. Our uninsured deposit total at December 31, 2025 includes approximately $3.6 billion of public funds that have pledged securities as collateral, leaving approximately $11.3 billion of noncollateralized, uninsured deposits compared to total liquidity of $18.9 billion. Our ratio of noncollateralized, uninsured deposits to total deposits was approximately 38.6% at December 31, 2025, compared to 37.3% at December 31, 2024.

Total deposits were $29.3 billion at December 31, 2025, down $213.1 million, or 1%, from December 31, 2024. Deposit levels and composition in 2025 were influenced in part by the falling interest rate environment. Average deposits for the year ended December 31, 2025 were $28.7 billion, down $491.5 million, or 2%, from 2024.

The following table shows the composition of our deposits at December 31, 2025 and 2024 is as follows:

TABLE 20. Deposits

	December 31,
($ in thousands)	2025	2024
Noninterest-bearing deposits	$10,374,991	$10,597,461
Interest-bearing retail transaction and savings deposits	11,998,892	11,327,725
Interest-bearing public fund deposits:
Public fund transaction and savings deposits	3,120,389	3,127,427
Public fund time deposits	96,925	85,072
Total interest-bearing public fund deposits	3,217,314	3,212,499
Retail time deposits	3,688,577	4,348,265
Brokered time deposits	—	6,901
Total interest-bearing deposits	18,904,783	18,895,390
Total deposits	$29,279,774	$29,492,851

At December 31, 2025, noninterest-bearing demand deposits totaled $10.4 billion, down $222.5 million, or 2%, from December 31, 2024. Noninterest-bearing demand deposits comprised 35% of total deposits at December 31, 2025 and 36% at December 31, 2024.

Interest-bearing transaction and savings accounts totaled $12.0 billion at December 31, 2025, up $671.2 million, or 6%, from December 31, 2024. Retail time deposits totaled $3.7 billion at December 31, 2025, down $659.7 million, or 15%, from December 31, 2024. The shift within the mix of these products is largely reflective of the falling interest rate environment, as time deposits maturing at lower rates prompted some shift to transaction and savings deposits.

Interest-bearing public fund deposits totaled $3.2 billion at December 31, 2025, up $4.8 million, or less than 1%, from December 31, 2024. Seasonal cash inflows from public entities in the fourth quarter of each year typically results in higher balances than at other times during the year with subsequent reductions in the first quarter of the following year. There were no brokered deposits at December 31, 2025, compared to $6.9 million at December 31, 2024.

Table 21 sets forth average balances and weighted-average rates paid on deposits for each year in the three-year period ended December 31, 2025, as well as the percentage of total deposits for each category. Table 22 sets forth the maturities of time certificates of deposit greater than $250,000 at December 31, 2025.

TABLE 21. Average Deposits

	2025			2024			2023
($ in millions)	Balance	Rate	Mix	Balance	Rate	Mix	Balance	Rate	Mix
Interest-bearing deposits:
Interest-bearing transaction deposits	$2,901.4	1.36%	10.1%	$2,686.1	1.55%	9.2%	$2,429.5	0.93%	8.2%
Money market deposits	6,510.5	2.83%	22.7%	6,136.1	3.25%	21.0%	5,762.9	2.67%	19.6%
Savings deposits	2,139.2	0.77%	7.5%	2,082.8	0.34%	7.1%	2,424.9	0.02%	8.2%
Time deposits	3,968.2	3.60%	13.8%	4,833.7	4.62%	16.6%	3,970.4	4.17%	13.5%
Public Funds	2,966.2	2.94%	10.3%	2,938.7	3.50%	10.1%	2,971.6	3.38%	10.1%
Total interest-bearing deposits	18,485.5	2.54%	64.4%	18,677.4	3.08%	64.0%	17,559.3	2.53%	59.6%
Noninterest bearing demand deposits	10,191.9		35.6%	10,491.5		36.0%	11,919.2		40.4%
Total deposits	$28,677.4		100.0%	$29,168.9		100.0%	$29,478.5		100.0%

TABLE 22. Maturity of Time Deposit greater than or equal to $250,000*

December 31,
($ in thousands)	2025
Three months	$726,225
Over three months through six months	500,612
Over six months through one year	231,533
Over one year	9,686
Total	$1,468,056

* Includes public fund time deposits

Short-Term Borrowings

Short-term borrowings totaled $1.0 billion at December 31, 2025, up $378.3 million, or 59%, from December 31, 2024. Average short-term borrowings for the year ended December 31, 2025 totaled $969.6 million, up $78.1 million, or 9%, from 2024. Short-term borrowings are a core portion of the Company’s funding strategy, the balance of which can fluctuate depending on our funding needs and the sources utilized.

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

TABLE 23. Short-Term Borrowings

($ in thousands)	2025	2024	2023
Federal funds purchased:
Amount outstanding at period end	$70,400	$300	$350
Average amount outstanding during period	16,879	12,935	7,525
Maximum amount at any month end during period	110,300	200,275	100,350
Weighted-average interest rate at period end	3.74%	3.90%	4.90%
Weighted-average interest rate during period	4.84%	5.61%	5.70%
Securities sold under agreements to repurchase:
Amount outstanding at period end	$546,892	$638,715	$454,479
Average amount outstanding during period	613,630	639,912	513,306
Maximum amount at any month end during period	734,288	792,589	625,773
Weighted-average interest rate at period end	1.18%	0.95%	1.16%
Weighted-average interest rate during period	1.36%	1.65%	1.36%
FHLB borrowings:
Amount outstanding at period end	$400,000	$—	$700,000
Average amount outstanding during period	339,044	238,593	1,172,603
Maximum amount at any month end during period	1,275,000	650,000	3,100,000
Weighted-average interest rate at period end	3.62%	—	5.58%
Weighted-average interest rate during period	4.28%	5.48%	5.05%

Long-Term Debt

Long-term debt totaled $199.4 million at December 31, 2025, down $11.1 million from December 31, 2024, due to tax credit fund activity.

Long-term debt at December 31, 2025 includes subordinated notes payable with an aggregate principal amount of $172.5 million, a fixed rate of 6.25% per annum and a stated maturity of June 15, 2060. Subject to prior approval by the Federal Reserve, the Company may redeem the notes in whole or in part on any interest payment date. This debt qualifies as tier 2 capital in the calculation of certain regulatory capital ratios.

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

Commitments to extend credit totaled $9.7 billion at December 31, 2025 and include revolving commercial credit lines, non-revolving loan commitments issued mainly to finance the acquisition and development of construction of real property or equipment, and credit card and personal credit lines. The availability of funds under commercial credit lines and loan commitments generally depends on whether the borrower continues to meet credit standards established in the underlying contract, which may include the maintenance of sufficient collateral coverage levels, payment and financial performance, and compliance with other contractual conditions. Loan commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee by the borrower. Credit card and personal credit lines are generally subject to adjustment or cancellation if the borrower’s credit quality deteriorates. A number of commercial and personal credit lines are used only partially or, in some cases, not at all before they expire, and the total commitment amounts do not necessarily represent our future cash requirements.

Letters of credit totaled $409.0 million at December 31, 2025. A substantial majority of the letters of credit are standby agreements that obligate the Bank to fulfill a customer’s financial commitments to a third party if the customer is unable to perform. The Bank issues standby letters of credit primarily to provide credit enhancement to customers’ other commercial or public financing arrangements and to help them demonstrate financial capacity to vendors of essential goods and services.

The contract amounts of these instruments reflect our exposure to credit risk. The Bank undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. At December 31, 2025, the Company had a reserve for unfunded lending commitments of $33.9 million.

The following table shows the commitments to extend credit and letters of credit at December 31, 2025 and 2024 according to expiration date.

TABLE 24. Loan Commitments and Letters of Credit

		Expiration Date
($ in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
December 31, 2025
Commitments to extend credit	$9,650,197	$4,184,857	$2,449,822	$2,250,883	$764,635
Letters of credit	409,010	337,198	67,238	4,574	—
Total	$10,059,207	$4,522,055	$2,517,060	$2,255,457	$764,635

		Expiration Date
($ in thousands)		Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
December 31, 2024
Commitments to extend credit	$9,249,468	$3,894,217	$2,344,538	$2,236,744	$773,969
Letters of credit	420,614	1,134	387,121	32,359	—
Total	$9,670,082	$3,895,351	$2,731,659	$2,269,103	$773,969

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

Risk Categories and Definitions

Consistent with other participants in the financial services industry, the primary risk exposures of the Company are credit, market, liquidity, operational, legal, reputational, and strategic. We have adopted the six risk categories as outlined by the Federal Reserve Board and other bank regulators to govern the risk management of banks and bank holding companies. Oversight responsibility for our categories is assigned within our risk committee governance structure:

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

While no longer part of the Federal Reserve Board examination program, the Company also considers reputational risk. Reputational risk is the potential that negative publicity regarding an institution’s business practices, whether true or not, will cause a decline in the customer base, costly litigation, or revenue reductions. The Company also recognizes its reputation with shareholders and associates is an important factor of reputational risk.

Risk Committee Governance Structure

Effective risk management governance requires active oversight, participation, and interaction by senior management and the Board of Directors. Our enterprise risk management framework uses a tiered risk/reward committee structure to facilitate the timely discussion of significant risks, issues and risk mitigation strategies to inform management and the Board’s decision making. Additionally, the committee structure provides ongoing oversight and facilitates escalation within assigned risk committees. Following is a summary of our risk governance structure and related responsibilities:

•
Board risk committees. The Company’s Board of Directors has established a Board Risk Committee and Credit Risk Management Subcommittee of the Board Risk Committee to oversee the effective establishment of a risk governance framework, provide for an independent Credit Review assurance function, ensure the overall corporate risk profile is within its risk appetite, and direct changes or make recommendations to the Board of Directors when deemed necessary. Additionally, the Board of Directors has established an Audit Committee to provide independent oversight on the effectiveness of these matters and the Company’s internal control and regulatory environment. The Board Risk Committee is chaired by an independent director. The Board has designated Ms. Joanie Teofilo, Ms. Sonia Pérez and Mr. Moses Feagin, independent directors who serve on the Board Risk Committee, as risk management experts. Other committees of the Board of Directors oversee certain risks that overlap with the Board Risk Committee’s enterprise risk management oversight, including the Compensation Committee, which evaluates and manages any risk posed by compensation and benefits programs and oversees human capital efforts, and the Corporate Governance and Nominating Committee, which provides oversight on a broad range of issues surrounding the composition and operation of the Board of Directors.
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
•
Portfolio committees. The Company has three portfolio risk/reward committees focusing on credit (CREDCO), market and liquidity through asset/liability management (ALCO), and operational, legal and compliance (OPCO) risk categories. These committees review and monitor the risk categories in a portfolio context so that risk assessment and management processes are being effectively executed to identify and manage risk, direct changes, and escalate issues to CAPCO and Board Risk Committees when needed. The committees also monitor the risk portfolios for changes to the Company’s risk profile as well as to assess whether the risk portfolio is performing within the board-approved risk appetite. Portfolio committees report to CAPCO. In addition, the Company has established a Corporate Responsibility Council, which includes members of senior management, that develops, monitors and assesses the strategies related to corporate responsibility and sustainability.

Risk Leadership and Organization

The risk management function of the Company is led by our Chief Risk Officer. The Chief Risk Officer, who reports directly to the CEO, provides overall vision, direction and leadership regarding our enterprise risk management program. The Chief Risk Officer exercises independent judgment and reporting of risk through a direct working relationship with the Board Risk Committee, and the Chief Credit Officer has the same role with the Credit Risk Management Subcommittee. The functional areas reporting to the Chief Risk Officer are the enterprise risk management, operational risk management, model risk management, data governance, compliance, credit review (administrative only), corporate insurance, regulatory relations, and financial crimes programs. The Chief Risk Officer also works closely with the Chief Internal Auditor to provide assurance to the Board and senior management regarding risk management controls and their effectiveness. The Chief Internal Auditor reports to the Board’s Audit Committee to assure independence of the internal audit function. Another risk management function reporting to the CEO is the Chief Credit Officer.

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

Real estate loan levels are monitored throughout the year, and the bank currently does not have a commercial real estate concentration as defined by interagency guidelines.

Monitoring collateral is also an essential component of managing the Bank’s real estate and non-real estate related credit risk exposure. For real estate-secured loans, third-party valuations are obtained at the time of origination, and updated if it is determined that the collateral value has deteriorated or if the loan is deemed to be a problem loan. Property valuations are ordered through, and reviewed by, the Bank’s appraisal department, which is independent of the loan origination and approval process. When deemed necessary, third-party valuations may also be obtained for non-real estate collateral based on the same criteria as real estate secured loans. Collateral valuations, along with anticipated selling costs, are used to assess the need for an appropriate allowance allocation and/or full or partial charge-off when it is probable that the borrower will be unable to meet payment obligations as they become due.

The Bank maintains a Credit Review function so that developing credit concerns are identified and addressed in a timely manner. Credit Review is managed by our Director of Credit Review who reports to the Credit Risk Management Subcommittee, a subcommittee of the Board Risk Committee. Further, an active watch list review process is in place as part of the Bank’s problem loan management strategy, and a list of loans 90 days past due and still accruing is reviewed with management (including the Chief Credit Officer) at least monthly. Recommendations flow from all of the above activities with the goal of recognizing nonperforming loans and determining the appropriate accrual status.

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

The following table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in rates at December 31, 2025. Shifts are measured in 100 basis point increments in a range from -500 to +500 basis points from base case, with -300 through +300 basis points presented in Table 25. Our interest rate sensitivity modeling incorporates a number of assumptions including loan and deposit repricing characteristics, the rate of loan prepayments and other factors. The base scenario assumes that balance sheet composition and the current interest rate environment is held constant over a 24-month forecast period and is the scenario to which all others are compared in order to measure the change in net interest income. Policy limits on the change in net interest income under a variety of interest rate scenarios are approved by the Board of Directors. All policy scenarios assume a static volume forecast where the balance sheet is held constant, although other scenarios are modeled.

TABLE 25. Net Interest Income (te) at Risk

		Estimated Increase in NII
Change in Interest Rates		Year 1	Year 2
(basis points)
-	300	(5.21)%	(13.91)%
-	200	(4.13)%	(10.16)%
-	100	(1.94)%	(4.76)%
+	100	1.49%	3.93%
+	200	2.80%	7.50%
+	300	4.07%	10.97%

The results indicate a general asset sensitivity across most scenarios driven primarily by repricing of cash flows in the investment and loan portfolios. As short-term rates remained relatively elevated over the year, the funding mix has shifted to more rate sensitive deposits and wholesale sources, resulting in lower overall net interest income at risk as deposit repricing is expected to offset rate adjustments in the floating rate loan book. Furthermore, due to the shift in funding mix, the Bank is currently less sensitive to changes in short-term rate movements with interest rate risk being driven more by changes in the mid to long-term segment of the yield curve. When deemed prudent, management has taken actions to mitigate exposure to interest rate risk with on-or off-balance sheet financial instruments and intends to do so in the future. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes.

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

Economic Value of Equity (EVE)

EVE simulation involves calculating the present value of all future cash flows from assets and subtracting the present value of all future cash outflows from liabilities including the impact of off-balance sheet items such as interest rate hedges. This analysis results in a theoretical market value of the bank’s equity or EVE. Management’s focus on EVE analysis is not on the resulting calculation of EVE itself, but instead on the sensitivity of EVE to changes in market rates. Policy limits on the change in EVE under a variety of interest rate scenarios are approved by the Board of Directors. The following table presents an analysis of the change in the Bank’s EVE resulting from instantaneous and parallel shifts in rates as of December 31, 2025. Shifts are measured in 100 basis point increments ranging from -500 to +500 basis points from base case, with -300 through +300 basis points presented in Table 26.

TABLE 26. Economic Value of Equity

		Estimated Change in EVE at
Change in Interest Rates		December 31, 2025
(basis points)
-	300	2.79%
-	200	2.57%
-	100	1.77%
+	100	(2.63)%
+	200	(5.72)%
+	300	(8.95)%

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

Operational Risk Management

Operational risk is the risk of loss resulting from inadequate or failed internal controls and processes, people and systems, or from external events, including fraud, litigation and data security incidents. We depend on the ability of our employees and systems to process, record and monitor a large number of transactions on an on-going basis. As operational risk remains elevated and as customer and regulatory expectations regarding information security have increased, the Company continues to enhance its controls, processes and systems in order to protect the Company’s networks, computers, software and data from attack, damage or unauthorized access.

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

See Item 1A. “Risk Factors” for further discussion of the risks associated with an interruption or incidents in our information systems or infrastructure and Item 1C. “Cybersecurity” for additional disclosures on cybersecurity and related risk management strategy and governance.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity management ensures that funds are available to meet the cash flow requirements of our depositors and borrowers, while also meeting the operating, capital and strategic cash flow needs of the Company, the Bank and other subsidiaries. As part of the overall asset and liability management process, liquidity management strategies and measurements have been developed to manage and monitor liquidity risk. The following table summarizes available liquidity at December 31, 2025.

TABLE 27. Net Available Sources of Funds

	December 31, 2025
($ in thousands)	Total Available	Amount Used	Net Availability
Available Sources of Funding:
Internal Sources
Free securities	$4,153,209	$—	$4,153,209
External Sources
Federal Home Loan Bank (a)	6,749,076	1,452,438	5,296,638
Federal Reserve Bank	3,307,233	—	3,307,233
Brokered deposits	4,391,966	—	4,391,966
Other	1,159,000	70,000	1,089,000
Total Available Sources of Funding	$19,760,484	$1,522,438	$18,238,046
Cash and other interest-bearing bank deposits			695,261
Total Liquidity			$18,933,307

(a) Amount used includes funded advances and letters of credit.

TABLE 28. Liquidity Metrics

	2025	2024	2023
Free securities / total securities	51.97%	48.65%	38.80%
Core deposits / total deposits	94.99%	94.12%	92.51%
Wholesale funds / core deposits	4.37%	3.09%	7.21%
Liquid assets / total liabilities	15.63%	15.26%	12.69%
Average loans / average deposits	81.48%	81.01%	80.04%

At December 31, 2025, our available on and off-balance sheet liquidity of $18.9 billion is well in excess of our estimated uninsured, noncollateralized deposits of approximately $11.3 billion.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities and repayments of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window. Management has established an internal target for the ratio of free securities to total securities of 20% or greater. As shown in Table 28 above, our ratios of free securities to total securities were 51.97% and 48.65% at December 31, 2025 and 2024, respectively. Securities and FHLB letters of credit are pledged as collateral related to public funds and repurchase agreements. The carry value of total pledged securities was $3.9 billion at both December 31, 2025, and 2024.

The liability portion of the balance sheet provides liquidity mainly through the ability to use cash sourced from various customers’ interest-bearing and noninterest-bearing deposit accounts. At December 31, 2025, deposits totaled $29.3 billion, a decrease of $213.1 million, or 1%, from December 31, 2024.

Core deposits represent total deposits excluding certificates of deposits (CDs) of $250,000 or more and brokered deposits. Core deposits totaled $27.8 billion at both December 31, 2025, and 2024. The ratio of core deposits to total deposits was 94.99% at December 31, 2025, up from 94.12% at December 31, 2024. The largest driver in the increase in the ratio was the decline in retail time deposits greater than $250,000.

There were no brokered time deposits at December 31, 2025, compared to $6.9 million at December 31, 2024. The use of brokered deposits as a funding source is subject to certain policies regarding the amount, term and interest rate.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At December 31, 2025, the Bank had borrowings of $400 million from the FHLB and had approximately $5.3 billion remaining available under this line. The Bank also has unused borrowing capacity at the Federal Reserve’s discount window of approximately $3.3 billion. There were no outstanding borrowings with the Federal Reserve at December 31, 2025 and December 31, 2024, or at any point during the years then ended.

Wholesale funds, which are comprised of short-term borrowings, long-term debt and brokered deposits were 4.37% of core deposits at December 31, 2025 and 3.09% at December 31, 2024. Wholesale funds totaled $1.2 billion at December 31, 2025, an increase of $360 million from December 31, 2024. The increase was primarily driven by increases of $400 million in FHLB borrowing and $70 million increase in federal funds purchased, partially offset by a $92 million decrease in customer securities sold under agreements to repurchase. The Company has established an internal target for wholesale funds to be less than 25% of core deposits.

Other key measures used to monitor liquidity include the liquid asset ratio and the loan to deposit ratio. The liquid asset ratio (liquid assets, consisting of cash, short-term investments and free securities, divided by total liabilities) measures our ability to meet short-term obligations. Our liquid asset ratio was 15.63% at December 31, 2025 compared to 15.26% at December 31, 2024. Management has established a minimum liquid asset ratio of 7.5% and an internal target of 12% or greater. The loan to deposit ratio (average loans outstanding during the reporting period divided by average deposits outstanding) measures the amount of funds the Company lends for each dollar of deposits on hand. Our average loan-to-deposit ratio was 81.48% for the year ended December 31, 2025 compared to 81.01% for the year ended December 31, 2024. Management has established a target range for the loan to deposit ratio of 87% to 89%, but has and will continue to operate outside that range under certain market conditions and circumstances.

Cash generated from operations is another important source of funds to meet liquidity needs. The Consolidated Statements of Cash Flows included in Part II, Item 8 of this document present operating cash flows and summarize all significant sources and uses of funds during the years ended December 31, 2025 and 2024.

Dividends received from the Bank have been the primary source of funds available to the Parent Company for the payment of dividends to our stockholders and for servicing its debt. The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends that the Bank can distribute to the Parent Company, as described in Note 13 – Stockholder’s Equity to the consolidated financial statements. The Parent targets cash and other liquid assets to provide liquidity in an amount sufficient to fund approximately six quarters of ongoing cash or liquid asset needs, consisting primarily of common stockholder dividends, debt service requirements, and any expected share repurchase or early extinguishment of debt. The Parent may operate below the target level on a temporary basis if a return to the target can be achieved in the near-term, generally not to exceed four quarters. The Parent had cash totaling $264.5 million at December 31, 2025.

Material Cash Requirements

The Company has sufficient access to liquidity for operations. The following table summarizes select significant contractual obligations as of December 31, 2025, according to payments due by period. The table excludes obligations under deposit contracts and short-term borrowings discussed previously in this analysis. The maturities of time deposits in amounts greater than $250,000 are presented in Table 22. Purchase obligations represent material legal and binding contracts to purchase services and goods that cannot be settled or terminated without paying substantially all of the contractual amounts.

TABLE 29. Contractual Cash Obligations

	Payment due by period
($ in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations	$576,571	$37,552	$21,674	$27,248	$490,097
Operating lease obligations(1)	154,978	18,895	37,849	30,401	67,833
Purchase obligations	161,417	93,188	57,598	10,631	—
Commitments to fund low income housing and small business investment company	18,332	18,332	—	—	—
Total	$911,298	$167,967	$117,121	$68,280	$557,930

(1) Includes four leases that had not yet commenced at December 31, 2025, totaling $7.4 million

Capital Resources

The Company has a strong capital position which is vital to continued profitability, promotes depositor and investor confidence, and provides a solid foundation for economic downturns, future growth and flexibility in addressing strategic opportunities. Stockholders’ equity totaled $4.5 billion at December 31, 2025 compared to $4.1 billion at December 31, 2024. The $332.5 million increase from December 31, 2024 is attributable to net income of $486.1 million, $229.8 million of other comprehensive income and $20.6 million of long-term incentive and dividend reinvestment activity, partially offset by share repurchases of $249.0 million and dividends of $155.1 million.

At December 31, 2025, our tangible common equity ratio was 10.06%, compared to 9.47% at December 31, 2024. The 59 bp increase is comprised of net income (+145 bps), other comprehensive income (+67 bps) and stock-based compensation and other activity (+6 bps), partially offset by share repurchases (-73 bps), dividends (-45 bps), capital deployed in the Sabal acquisition (-33 bps) and tangible asset growth (-8 bps).

The primary quantitative measures that regulators use to gauge capital adequacy are the ratios of Total, Tier 1 and Common Equity Tier 1 regulatory capital to risk-weighted assets (risk-based capital ratios) and the ratio of Tier 1 capital to average total assets (Leverage ratio). The Federal Reserve Board’s final rule implementing the Basel III regulatory capital framework and related changes per the Dodd-Frank Act established the Basel III minimum regulatory capital requirements for all organizations for Total, Tier 1 and Common Equity Tier 1 risk-based capital ratios equal to 8.00%, 6.00%, and 4.5%, respectively, as well as set a conservation buffer of 2.5% and a Leverage ratio of 4.0%. Based on capital ratios as of December 31, 2025 using Basel III definitions, the Company and the Bank exceeded all capital requirements of the rule. The Company and the Bank have established internal target ranges for Total, Tier 1 and Common Equity Tier 1 risk-based capital ratios and the leverage ratio. At December 31, 2025, each of these capital ratios fell within, or above, their respective target range.

At December 31, 2025, our regulatory capital ratios were well in excess of current regulatory minimum requirements, including the conservatism buffers, by at least $1.1 billion. Additionally, both the Company and the Bank were considered “well capitalized” by regulatory agencies. Note 13 – Stockholders’ Equity to the consolidated financial statements provides additional information about the Bank’s regulatory capital ratios.

The following table shows certain of the Company’s capital ratios and our regulatory capital ratios as calculated under current rules at December 31, 2025 and 2024.

TABLE 30. Risk-Based Capital and Capital Ratios

($ in thousands)	2025	2024
Common equity tier 1 capital	$3,872,490	$3,886,926
Additional tier 1 capital	—	—
Tier 1 capital	3,872,490	3,886,926
Tier 2 capital	511,458	491,822
Total capital	$4,383,948	$4,378,748
Risk-weighted assets	$28,377,413	$27,490,356
Ratios
Leverage (Tier 1 capital to average assets)	11.17%	11.29%
Common equity tier 1 capital to risk-weighted assets	13.65%	14.14%
Tier 1 capital to risk-weighted assets	13.65%	14.14%
Total capital to risk-weighted assets	15.45%	15.93%
Common stockholders' equity to total assets	12.57%	11.77%
Tangible common equity to total assets	10.06%	9.47%

We regularly perform stress analysis on our capital levels. One such scenario includes the hypothetical impact of including accumulated other comprehensive losses on market valuations of available for sale securities and cash flow hedges in regulatory capital and a further stress scenario that includes both those losses plus losses on the held to maturity investment portfolio in regulatory capital. We estimate that our regulatory capital ratios would remain in excess of the well-capitalized minimums under both of these stress scenarios at December 31, 2025.

In January 2025, the Company’s Board of Directors declared a 12.5% increase in the regular quarterly cash dividend to $0.45 per share, bringing the annual cash dividend rate of $1.80 per share. During 2024, the Company paid an annual cash dividend rate of $1.50 per share. Subsequent to year end, in January 2026, the Company’s Board of Directors increased the quarterly dividend to $0.50 per share, or 11%. The increases in our dividends are reflective of our strong regulatory ratios, allowing for improved shareholder returns. The Company has paid uninterrupted quarterly dividends to shareholders since 1967.

STOCK REPURCHASE PROGRAM

In December 2024, the Company’s Board of Directors authorized a stock repurchase program, effective January 1, 2025, pursuant to which the Company may, from time to time, purchase up to 5% of the shares of its common stock outstanding as of December 31, 2024, totaling 4.3 million shares, through the program's expiration date of December 31, 2026. The program allowed the Company to repurchase shares in the open market, by block purchase, through accelerated share repurchase plans, in privately negotiated transactions or otherwise, in one or more transactions, from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The program did not obligate the Company to purchase any shares and could have been terminated or amended by the Board at any time prior to the expiration date. During the twelve months ended December 31, 2025, the Company completed this program by repurchasing 4,306,200 shares at an average price of $57.30 per share, inclusive of commissions. The Company has accrued $2.2 million of estimated excise tax associated with the share repurchases in 2025.

In December 2025, the Company’s Board of Directors authorized a stock repurchase program, effective January 1, 2026, pursuant to which the Company may, from time to time, purchase up to 5% of the shares of its common stock outstanding as of December 31, 2025, totaling 4.1 million shares, with the same terms as described above. The program has an expiration date of December 31, 2026 and does not obligate the Company to purchase any shares. The program may be terminated or amended by the Board at any time prior to the expiration date. This program allows us to continue to opportunistically repurchase shares of our common stock.

FOURTH QUARTER RESULTS

Net income for the fourth quarter of 2025 totaled $125.6 million, or $1.49 per diluted common share (EPS), compared to $127.5 million, or $1.49 per diluted common share, in the third quarter of 2025. The Company reported net income for the fourth quarter of 2024 of $122.1 million, or $1.40 per diluted common share.

Highlights of our fourth quarter of 2025 results (compared to third quarter of 2025):

•
Net income totaled $125.6 million, or $1.49 per diluted share, compared to $127.5 million, or $1.49 per diluted share in the third quarter of 2025
•
Adjusted pre-provision net revenue (PPNR), a non-GAAP measure, totaled $174.0 million, compared to $175.6 million in the prior quarter
•
Loans increased $362 million, or 2%
•
Deposits increased $620 million, or 2%
•
Criticized commercial loans and nonaccrual loans decreased
•
Allowance for credit losses coverage remains strong at 1.43% compared to 1.45%
•
Net interest margin of 3.48%, down 1 bp from the prior quarter
•
Tangible common equity ratio of 10.06%, up 5 bps linked-quarter; common equity tier 1 ratio was 13.65%, down 44 bps linked-quarter, reflecting the repurchase of 2.5 million shares of common stock during the fourth quarter
•
Efficiency ratio of 54.93%, compared to 54.10% in the prior quarter

Total loans were $24.0 billion at December 31, 2025, up $361.9 million, or 2%, from September 30, 2025. Loan growth was driven primarily by strong production in the healthcare portfolio, increased investor commercial real estate activity and continued growth in equipment finance.

Total deposits at December 31, 2025 were $29.3 billion, up $620.0 million, or 2%, from September 30, 2025. Noninterest-bearing deposits totaled $10.4 billion at December 31, 2025, up $69.7 million, or 1%, from September 30, 2025, and comprised 35% of total period-end deposits. The linked-quarter increase in noninterest-bearing deposits was due in part to a seasonal increase in public funds deposits of $190.9 million in the fourth quarter of 2025. Interest-bearing transaction and savings deposits totaled $12.0 billion at the end of the fourth quarter of 2025, up $223.4 million, or 2%, linked-quarter, largely driven by competitive products and pricing. Interest-bearing public fund deposits increased $417.4 million, or 15%, linked-quarter, totaling $3.2 billion at December 31, 2025. The increase in interest-bearing public funds was driven by seasonal inflows. Generally we experience seasonal cash inflows from public entities in the fourth quarter, with subsequent reductions in the first quarter of the following year. Compared to September 30, 2025, retail time deposits of $3.7 billion were down $90.4 million, or 2%, driven by maturity concentration and promotional rate reductions during the fourth quarter of 2025.

Net interest income (TE) for the fourth quarter of 2025 was $284.7 million, an increase of $2.4 million, or 1%, from the third quarter of 2025. The net interest margin was 3.48% in the fourth quarter of 2025, down 1 bp linked-quarter, driven by lower loan yields (-10 bps), partially offset by higher securities yield (+2 bps) and lower cost of funds (+7 bps).

The provision for credit losses recorded in the fourth quarter of 2025 was $13.1 million, compared to $12.7 million in the third quarter of 2025. Net charge-offs were $13.0 million, or 0.22% of average total loans on an annualized basis in the fourth quarter of 2025, up from $11.4 million, or 0.19% of average total loans, in the third quarter of 2025. Our allowance for credit losses was $341.7 million at December 31, 2025, up $0.1 million from September 30, 2025. Criticized commercial loans were $535.4 million, or 2.88% of total commercial loans at December 31, 2025, compared to $549.2 million, or 3.01% of total commercial loans at September 30, 2025. Nonaccrual loans totaled $106.9 million, or 0.45% of total loans at December 31, 2025, compared to $113.6 million, or 0.48% of total loans at September 30, 2025. ORE and foreclosed assets totaled $14.8 million at December 31, 2025, up $3.6 million from September 30, 2025.

Noninterest income totaled $107.1 million for the fourth quarter of 2025, up $1.1 million, or 1%, from the third quarter of 2025. Service charges on deposits were up $0.4 million, or 1%, from the third quarter of 2025. Bank card and ATM fees were down $0.2 million, or 1%, from the third quarter of 2025. Investment and annuity income and insurance fees were down $1.9 million, or 13%, from the third quarter of 2025, primarily attributable to lower annuity sales in the fourth quarter of 2025. Compared to the third quarter of 2025, trust fees of $24.6 million were up $0.4 million, or 2%. Fees from secondary mortgage operations totaled $3.7 million for the fourth quarter of 2025, up $0.2 million, or 6%, from the third quarter of 2025. Other noninterest income totaled $19.0 million in the fourth quarter of 2025, up $2.2 million, or 13%, from the third quarter of 2025, driven primarily an increase in SBIC income, partially offset by a decline in syndication fees.

Noninterest expense totaled $217.9 million, up $5.1 million, or 2%, from the third quarter of 2025. Personnel expense totaled $122.5 million, up $0.5 million, or less than 1%. Net occupancy and equipment expense totaled $18.6 million, up $0.4 million, or 2%, and amortization of intangibles totaled $2.6 million for the fourth quarter of 2025, down $0.1 million, or 3%. Net ORE and other foreclosed assets expense totaled $0.5 million in the fourth quarter of 2025, compared to a net gain of $0.3 million in the third quarter of 2025. Other noninterest expense totaled $73.6 million in the fourth quarter of 2025, up $3.5 million, or 5%, linked-quarter, driven primarily increases in advertising, data processing and other professional services expenses.

The effective income tax rate for fourth quarter 2025 was 20.7%. The effective income tax rate continues to be less than the statutory rate primarily due to tax-exempt income and income tax credits.

The following table provides selected comparative financial information for the five quarters ending with December 31, 2025.

TABLE 31. Quarterly Consolidated Financial Results

(in thousands, except per share data)	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Income Statement Data:
Interest income	$407,698	$409,020	$402,581	$395,321	$414,286
Interest income (te) (a)	410,203	411,591	405,077	398,127	417,021
Interest expense	125,528	129,282	125,622	125,416	140,730
Net interest income (te)	284,675	282,309	279,455	272,711	276,291
Provision for credit losses	13,145	12,651	14,925	10,462	11,912
Noninterest income	107,131	106,001	98,524	94,791	91,209
Noninterest expense	217,850	212,753	215,979	205,059	202,333
Income before income taxes	158,306	160,335	144,579	149,175	150,520
Income tax expense	32,734	32,869	31,048	29,671	28,446
Net income	$125,572	$127,466	$113,531	$119,504	$122,074
Supplemental disclosure items-included above, pre-tax:
Included in noninterest expense:
Sabal Trust Company acquisition expense	$—	$—	$5,911	$—	$—
Balance Sheet Data:
Period end balance sheet data:
Loans	$23,958,440	$23,596,565	$23,461,750	$23,098,146	$23,299,447
Earning assets	32,218,663	32,532,320	31,965,130	31,661,169	31,857,841
Total assets	35,472,762	35,766,407	35,212,652	34,750,680	35,081,785
Noninterest-bearing deposits	10,374,991	10,305,303	10,638,785	10,614,874	10,597,461
Total deposits	29,279,774	28,659,750	29,046,612	29,194,733	29,492,851
Stockholders' equity	4,460,117	4,474,479	4,365,419	4,278,672	4,127,636
Average balance sheet data:
Loans	23,715,763	23,425,895	23,249,241	23,068,573	23,248,512
Earning assets	32,598,315	32,213,632	32,081,140	32,023,885	32,333,012
Total assets	35,227,286	34,751,209	34,527,276	34,355,515	34,770,663
Noninterest-bearing deposits	10,165,806	10,121,707	10,317,446	10,163,221	10,409,022
Total deposits	28,816,539	28,492,076	28,649,900	28,752,416	29,108,381
Stockholders' equity	4,417,711	4,368,746	4,284,279	4,182,814	4,138,326
Common Shares Data:
Earnings per share:
Basic	$1.51	$1.50	$1.32	$1.38	$1.41
Diluted	1.49	1.49	1.32	1.38	1.40
Cash dividends per common share	0.45	0.45	0.45	0.45	0.40
Performance Ratios:
Return on average assets	1.41%	1.46%	1.32%	1.41%	1.40%
Return on average common equity	11.28%	11.58%	10.63%	11.59%	11.74%
Efficiency ratio (b)	54.93%	54.10%	54.91%	55.22%	54.46%
Net interest margin (te)	3.48%	3.49%	3.49%	3.43%	3.41%
Annualized net charge offs to average loans	0.22%	0.19%	0.31%	0.18%	0.20%

	..				..
(in thousands, except per share data)	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024
Reconciliation of pre-provision net revenue (te) and adjusted pre-provision net revenue(te) (non-GAAP measures) (c)
Net income (GAAP)	$125,572	$127,466	$113,531	$119,504	$122,074
Provision for credit losses	13,145	12,651	14,925	10,462	11,912
Income tax expense	32,734	32,869	31,048	29,671	28,446
Pre-provision net revenue	171,451	172,986	159,504	159,637	162,432
Taxable equivalent adjustment	2,505	2,571	2,496	2,806	2,735
Pre-provision net revenue (te)	173,956	175,557	162,000	162,443	165,167
Adjustments from supplemental disclosure items
Sabal Trust Company acquisition expense	—	—	5,911	—	—
Adjusted pre-provision net revenue (te)	$173,956	$175,557	$167,911	$162,443	$165,167
Reconciliation of revenue (te), adjusted revenue (te) and efficiency ratio (non-GAAP measures) (c)
Net interest income	$282,170	$279,738	$276,959	$269,905	$273,556
Noninterest income	107,131	106,001	98,524	94,791	91,209
Total GAAP revenue	389,301	385,739	375,483	364,696	364,765
Taxable equivalent adjustment	2,505	2,571	2,496	2,806	2,735
Total revenue (te)	$391,806	$388,310	$377,979	$367,502	$367,500
Adjusted revenue	$391,806	$388,310	$377,979	$367,502	$367,500
GAAP noninterest expense	$217,850	$212,753	$215,979	$205,059	$202,333
Amortization of intangibles	(2,622)	(2,694)	(2,524)	(2,113)	(2,206)
Adjustments from supplemental disclosure items
Sabal Trust Company acquisition expense	—	—	(5,911)	—	—
Adjusted noninterest expense for efficiency	$215,228	$210,059	$207,544	$202,946	$200,127
Efficiency ratio (b)	54.93%	54.10%	54.91%	55.22%	54.46%

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

CRITICAL ACCOUNTING POLICIES AND SIGNIFICANT ESTIMATES

The accounting principles we follow and the methods for applying these principles conform to accounting principles generally accepted in the United States of America and general practices followed by the banking industry. The significant accounting principles and practices we follow are described in Note 1 to the consolidated financial statements, included in Item 8 of this document. These principles and practices require management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Management evaluates the estimates and assumptions made on an ongoing basis so that the resulting reported amounts reflect management’s best estimates and judgments given current facts and circumstances. The following discusses certain critical accounting policies that involve a higher degree of management judgment and complexity in producing estimates that may significantly affect amounts reported in the consolidated financial statements and notes thereto.

Allowance for Credit Losses

The allowance for credit losses (ACL) is comprised of the allowance for loan and lease losses (ALLL), a valuation account available to absorb losses on loans and leases held for investment, and the reserve for unfunded lending commitments, a liability established to absorb credit losses for the expected life of the contractual term of off-balance sheet exposures as of the date of the determination. Accounting standards require that management incorporate economic forecasts for a reasonable and supportable period, which is two years based on our current policy. We utilize third-party forecasts that consist of multiple economic scenarios. The scenarios include a baseline forecast, with a probability distribution of 50% better or worse economic performance and various upside and downside scenarios utilized at aggregated state (or regional) levels across our footprint or national level, depending on the portfolio. The economic forecasts are generally lagging and may not incorporate all events and circumstances through the financial statement date.

The Company’s management considers available forecasts along with current events not captured and our specific portfolio characteristics to determine weights to the scenario output based on our best estimate of likely outcomes. Changing economic conditions introduce enhanced estimation uncertainty in the forecasts used to estimate expected credit loss. Our credit loss models were built using historical data that may not be representative of existing economic conditions. The estimate of the life of a loan considers both contractual cash flows as well as estimated prepayments and forecasted draws on unfunded loan commitments that were also built on historical data and may react differently given the current environment. Such forecasted information is inherently uncertain, therefore, actual results may differ significantly from management’s estimates.

Management applies significant judgment when weighting the macroeconomic scenarios for the reasonable and supportable period. Our assessment considers the scenario description compared to our portfolio performance and benchmarking select variables to other third-party forecasts. At December 31, 2025, the Company weighted the Moody’s baseline scenario at 50% and the mild recessionary S-2 scenario at 50%. Results by scenario can vary significantly from period to period as both the scenario assumptions and the portfolio composition are changing, therefore comparison of scenario weighting from period to period may not be meaningful. For example, holding all other assumptions constant, the slower growth S-2 scenario produced expected credit losses 36% higher than utilization of the baseline scenario at December 31, 2025. In contrast, for the year ended December 31, 2024, the slower growth S-2 scenario produced results 40% higher than the baseline scenario. In addition, these quantitative results are adjusted, sometimes materially, by the qualitative assessment described below.

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

For credits that are individually evaluated, a specific allowance is calculated as the shortfall between the credit’s value and the bank’s exposure. The loan’s value is measured by either the loan’s observable market price, the fair value of the collateral of the loan (less liquidation costs) if it is collateral dependent, or by the present value of expected future cash flows discounted at the loan’s effective interest rate. Collateral supporting loans individually evaluated for credit loss may include, but is not limited to, commercial and residential real estate, accounts receivable and other corporate assets. Valuations are highly subjective and based on information available and the resolution strategy at the time of valuation. These values are difficult to assess and have heightened uncertainty resulting from current market conditions. Actual results could differ from these estimates.

Management considers the appropriateness of these critical assumptions as part of its allowance review and believes the ACL level is appropriate based on information available through the financial statement date. Refer to Note 4 – Loans and Allowance for Credit Losses, included in Part II, Item 8 of this document, for further discussion of significant assumptions used in the current allowance calculation.

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

The Company’s internal control over financial reporting as of December 31, 2025 was audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their accompanying report which expresses an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025.

Based on the Company’s evaluation under the framework in Internal Control – Integrated Framework (2013), management concluded that internal control over financial reporting was effective as of December 31, 2025.

/s/ John M. Hairston	/s/ Michael M. Achary
John M. Hairston	Michael M. Achary
President & Chief Executive Officer	Senior Executive Vice President & Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)
February 26, 2026	February 26, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Hancock Whitney Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Hancock Whitney Corporation and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Allowance for Credit Losses related to the Collectively Evaluated Portfolios

As described in Notes 1 and 4 to the consolidated financial statements, as of December 31, 2025, the total allowance for credit losses (“ACL”) was $342 million, of which $308 million relates to the allowance for loan and lease losses, a valuation account available to absorb losses on loans and leases held for investment, and $34 million relates to the reserve for unfunded lending commitments, a liability established to absorb credit losses for the expected life of the contractual term of off-balance sheet exposures. The total ACL related to the collectively evaluated portfolios was $334 million as of December 31, 2025. The analysis and methodology for estimating the ACL includes two primary elements: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated for credit loss. For the collectively evaluated portfolios, management utilizes internally developed credit models and applies economic forecasts to estimate the expected credit loss over the reasonable and supportable forecast period for the majority of the portfolio, and other methods, generally historical loss based, for select portfolios. Management estimates a collective allowance for a two-year reasonable and supportable forecast period utilizing probability weighted multiple macroeconomic scenarios and then reverts on a linear basis over four quarters to an average historical loss rate for the remaining term.

The principal considerations for our determination that performing procedures relating to the allowance for credit losses related to the collectively evaluated portfolios is a critical audit matter are (i) the significant judgment by management when developing the allowance for credit losses related to the collectively evaluated portfolios; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating audit evidence related to management’s probability weights applied to multiple macroeconomic scenarios; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the allowance for credit losses related to the collectively evaluated portfolios, including controls over management’s probability weights applied to multiple macroeconomic scenarios. These procedures also included, among others, (i) testing management’s process for developing the allowance for credit losses related to the collectively evaluated portfolios; (ii) testing the completeness and accuracy of certain data used in the internally developed credit models; and (iii) the involvement of professionals with specialized skill and knowledge to assist in evaluating (a) the appropriateness of the methodology and the internally developed credit models used by management, and (b) the reasonableness of management’s probability weights applied to multiple macroeconomic scenarios.

/s/ PricewaterhouseCoopers LLP

New Orleans, Louisiana

February 26, 2026

We have served as the Company’s auditor since 2009.

Hancock Whitney Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
(in thousands, except per share data)	2025	2024
Assets:
Cash and due from banks	$562,995	$574,910
Interest-bearing bank deposits	132,037	939,306
Federal funds sold	229	409
Securities available for sale, at fair value (amortized cost of $6,341,322 and $5,774,133)	5,961,917	5,161,491
Securities held to maturity (fair value of $2,011,026 and $2,233,526)	2,132,882	2,435,663
Loans held for sale (includes $33,158 and $18,929 measured at fair value)	33,158	21,525
Loans	23,958,440	23,299,447
Less: allowance for loan losses	(307,731)	(318,882)
Loans, net	$23,650,709	$22,980,565
Property and equipment, net of accumulated depreciation of $370,818 and $345,962	261,181	279,767
Right of use assets, net of accumulated amortization of $73,527 and $67,063	102,056	98,822
Prepaid expense	58,847	45,763
Other real estate and foreclosed assets, net	14,788	27,797
Accrued interest receivable	138,509	143,237
Goodwill	925,404	855,453
Other intangible assets, net	67,071	35,224
Life insurance contracts	798,509	774,542
Funded pension assets, net	292,437	260,003
Deferred tax asset, net	55,798	146,567
Other assets	284,235	300,741
Total assets	$35,472,762	$35,081,785
Liabilities and Stockholders' Equity:
Deposits:
Noninterest-bearing	$10,374,991	$10,597,461
Interest-bearing	18,904,783	18,895,390
Total deposits	29,279,774	29,492,851
Short-term borrowings	1,017,292	639,015
Long-term debt	199,407	210,544
Accrued interest payable	14,485	20,148
Lease liabilities	121,505	117,817
Other liabilities	380,182	473,774
Total liabilities	31,012,645	30,954,149
Stockholders' equity:
Common stock	309,513	309,513
Capital surplus	1,491,219	1,719,609
Retained earnings	3,035,636	2,704,606
Accumulated other comprehensive loss, net	(376,251)	(606,092)
Total stockholders' equity	4,460,117	4,127,636
Total liabilities and stockholders' equity	$35,472,762	$35,081,785
Preferred shares authorized (par value of $20.00 per share)	50,000	50,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	92,947	92,947
Common shares outstanding	82,259	86,124

See accompanying notes to consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Income

	Years Ended December 31,
(in thousands, except per share data)	2025	2024	2023
Interest income:
Loans, including fees	$1,355,852	$1,452,402	$1,379,263
Loans held for sale	1,652	1,640	1,723
Securities-taxable	220,513	194,227	189,386
Securities-tax exempt	16,015	17,698	18,627
Short-term investments	20,588	27,024	31,498
Total interest income	1,614,620	1,692,991	1,620,497
Interest expense:
Deposits	470,348	574,441	443,924
Short-term borrowings	23,687	24,372	66,657
Long-term debt	11,813	12,257	12,317
Total interest expense	505,848	611,070	522,898
Net interest income	1,108,772	1,081,921	1,097,599
Provision for credit losses	51,183	52,167	59,103
Net interest income after provision for credit losses	1,057,589	1,029,754	1,038,496
Noninterest income:
Service charges on deposit accounts	99,180	91,105	86,020
Trust fees	89,630	71,734	67,565
Bank card and ATM fees	86,135	85,491	82,966
Investment and annuity fees and insurance commissions	49,162	43,424	36,714
Secondary mortgage market operations	14,769	12,374	9,159
Securities transactions, net	(11)	—	(65,380)
Other income	67,582	60,001	71,436
Total noninterest income	406,447	364,129	288,480
Noninterest expense:
Compensation expense	385,660	380,591	376,055
Employee benefits	89,731	88,786	84,740
Personnel expense	475,391	469,377	460,795
Net occupancy expense	55,871	53,650	51,573
Equipment expense	17,020	17,432	18,852
Data processing expense	127,227	121,880	117,694
Professional services expense	57,080	41,935	38,331
Amortization of intangibles	9,953	9,413	11,556
Deposit insurance and regulatory fees	17,992	24,209	49,979
Other real estate and foreclosed assets expense (income)	3,091	(2,469)	(624)
Other expense	88,016	84,483	88,692
Total noninterest expense	851,641	819,910	836,848
Income before income taxes	612,395	573,973	490,128
Income tax expense	126,322	113,158	97,526
Net income	$486,073	$460,815	$392,602
Earnings per common share - basic	$5.70	$5.30	$4.51
Earnings per common share - diluted	$5.67	$5.28	$4.50
Dividends paid per share	$1.80	$1.50	$1.20
Weighted-average shares outstanding - basic	84,905	86,346	86,130
Weighted-average shares outstanding - diluted	85,440	86,648	86,423

See accompanying notes to consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
($ in thousands)	2025	2024	2023
Net income	$486,073	$460,815	$392,602
Other comprehensive income before income taxes:
Net change in unrealized gain (loss) on securities available for sale and cash flow hedges	243,977	(65,141)	91,061
Reclassification of net loss realized and included in earnings	35,033	52,832	115,619
Valuation adjustments to employee benefit plans	17,231	28,191	(13,325)
Amortization of unrealized net loss on securities transferred to held to maturity	1,580	1,670	1,747
Other comprehensive income before income taxes	297,821	17,552	195,102
Income tax expense	67,980	2,517	44,047
Other comprehensive income net of income taxes	229,841	15,035	151,055
Comprehensive income	$715,914	$475,850	$543,657

See accompanying notes to consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

					Accumulated
					Other
					Comprehensive
	Common Stock		Capital	Retained	Income (Loss),
(in thousands, except parenthetical share data)	Shares	Amount	Surplus	Earnings	Net	Total
Balance, December 31, 2022	92,947	$309,513	$1,716,884	$2,088,413	$(772,182)	$3,342,628
Net income	—	—	—	392,602	—	392,602
Other comprehensive income	—	—	—	—	151,055	151,055
Comprehensive income						543,657
Cash dividends declared ($1.20 per common share)	—	—	—	(105,557)	—	(105,557)
Common stock activity, long-term incentive plans	—	—	18,972	146	—	19,118
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	3,815	—	—	3,815
Balance, December 31, 2023	92,947	$309,513	$1,739,671	$2,375,604	$(621,127)	$3,803,661
Net income	—	—	—	460,815	—	460,815
Other comprehensive income	—	—	—	—	15,035	15,035
Comprehensive income						475,850
Cash dividends declared ($1.50 per common share)	—	—	—	(131,946)	—	(131,946)
Common stock activity, long-term incentive plans	—	—	13,647	133	—	13,780
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	4,120	—	—	4,120
Repurchase of common stock (762,993 shares)	—	—	(37,829)	—	—	(37,829)
Balance, December 31, 2024	92,947	$309,513	$1,719,609	$2,704,606	$(606,092)	$4,127,636
Net income	—	—	—	486,073	—	486,073
Other comprehensive income	—	—	—	—	229,841	229,841
Comprehensive income						715,914
Cash dividends declared ($1.80 per common share)	—	—	—	(155,077)	—	(155,077)
Common stock activity, long-term incentive plans	—	—	16,143	34	—	16,177
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	4,441	—	—	4,441
Repurchase of common stock (4,306,200 shares)	—	—	(248,974)	—	—	(248,974)
Balance, December 31, 2025	92,947	$309,513	$1,491,219	$3,035,636	$(376,251)	$4,460,117

See accompanying notes to consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows

($ in thousands)	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$486,073	$460,815	$392,602
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,314	32,301	34,720
Provision for credit losses	51,183	52,167	59,103
Gain on other real estate and foreclosed assets	(761)	(2,022)	(967)
Deferred tax expense	23,222	4,299	13,986
Increase in cash surrender value of life insurance contracts	(25,005)	(27,315)	(17,671)
(Gain) loss on disposal or impairment of assets	294	(1,242)	(15,753)
Loss on sale of securities available for sale	11	—	65,380
Net (increase) decrease in loans held for sale	(11,108)	4,504	(24,589)
Net amortization of securities premium/discount	13,084	13,704	16,383
Amortization of intangible assets	9,953	9,413	11,556
Stock-based compensation expense	24,444	22,703	24,652
Net change in derivative collateral liability	(35,791)	(5,288)	58,326
Increase (decrease) in interest payable and other liabilities	(15,910)	(16,833)	48,714
(Increase) decrease in other assets	(5,845)	84,981	(160,890)
Other, net	620	(6,445)	(10,303)
Net cash provided by operating activities	$541,778	$625,742	$495,249

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows—(Continued)

($ in thousands)	2025	2024	2023
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	$229,200	$—	$977,114
Proceeds from maturities of securities available for sale	452,772	454,188	813,214
Purchases of securities available for sale	(1,237,741)	(750,265)	(1,044,988)
Proceeds from maturities of securities held to maturity	293,656	238,899	163,266
Purchases of securities held to maturity	—	—	(6,023)
Proceeds received (made) to terminate hedge instruments	2,270	(13,730)	16,360
Net redemptions (purchases) of Federal Home Loan Bank stock	(16,756)	134,667	(68,057)
Net (increase) decrease in short-term investments	807,449	(312,633)	(303,022)
Proceeds from sales of loans and leases	110,877	119,166	115,119
Net (increase) decrease in loans	(847,676)	407,460	(968,237)
Net cash paid in business acquisition	(112,071)	—	—
Purchases of property and equipment	(18,720)	(10,237)	(25,025)
Proceeds from sales of property	—	6,144	33,130
Proceeds from sales of other real estate and foreclosed assets	27,647	1,795	3,575
Other, net	(5,263)	(698)	(1,637)
Net cash provided by (used in) investing activities	(314,356)	274,756	(295,211)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(213,077)	(197,208)	619,710
Net increase (decrease) in short-term borrowings	378,277	(515,814)	(716,442)
Dividends paid	(153,803)	(130,840)	(104,697)
Payroll tax remitted on net share settlement of equity awards	(8,301)	(9,358)	(5,681)
Other repurchases of common stock	(246,874)	(37,690)	—
Proceeds from dividend reinvestment and stock purchase plan	4,441	4,120	3,815
Net cash used in financing activities	(239,337)	(886,790)	(203,295)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	(11,915)	13,708	(3,257)
CASH AND DUE FROM BANKS, BEGINNING	574,910	561,202	564,459
CASH AND DUE FROM BANKS, ENDING	$562,995	$574,910	$561,202

SUPPLEMENTAL INFORMATION
Income taxes paid (net of refunds received)	$103,142	$66,111	$101,749
Interest paid	511,358	635,770	487,681

SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	17,634	28,491	4,302

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

Certain prior period amounts have been reclassified to conform to the current-period presentation. The presentation of our income tax effective rate reconciliation, as presented in Note 15 – Income Taxes, as well as income taxes paid on the face of the Consolidated Statement of Cash Flows has been modified from prior filings with the retroactive adoption of Accounting Standards Update (ASU) 2023-09. See further discussion of ASU 2023-09 in the Recent Accounting Pronouncement section later in this footnote.

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

Accounting guidance establishes a fair value hierarchy that prioritizes the inputs to the valuation techniques used to measure fair value, giving preference to quoted prices in active markets (level 1) and the lowest priority to unobservable inputs such as a reporting entity’s own data or information or assumptions developed from this data (level 3). Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical assets or liabilities in markets that are not active, observable inputs other than quoted prices, such as interest rates and yield curves, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

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

The Company records changes in the allowance for credit losses on securities with a corresponding adjustment recorded in the provision for credit losses. If the Company intends to sell the debt security, or more likely than not will be required to sell the security before recovery of its amortized cost basis, the security is charged down to fair value against the allowance for credit losses, with any incremental impairment reported in earnings.

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

Acquired Loans

Acquired loans are segregated between those purchased with credit deterioration (PCD) and those that are not (non-PCD). Loans considered PCD include those individual loans (or groups of loans with similar risk characteristics) that, as of the date of acquisition, are assessed as having experienced a more-than-insignificant deterioration in credit quality since origination. The assessment of what is more-than-insignificant credit deterioration since origination considers information including, but not limited to, financial assets that are delinquent, on nonaccrual and/or otherwise adversely risk rated as of the acquisition date, those that have been downgraded since origination, and those for which, after origination, credit spreads have widened beyond the threshold specified in policy. For PCD loans, the Company bifurcates the fair value discount between the credit and noncredit components and the credit portion of the fair value discount is added to the initial amortized cost basis with a corresponding increase to the allowance for credit losses at the date of acquisition. Any noncredit discount or premium resulting from acquiring loans with credit deterioration is allocated to each individual asset. All non-PCD loans acquired are recorded at the estimated fair value of the loan at acquisition, with the estimated allowance for credit loss recorded as a provision for credit losses through earnings in the period in which the acquisition has occurred. The noncredit discount or premium for PCD loans and full discount for non-PCD loans will be accreted to interest income using the interest method based on the effective interest rate at the acquisition date.

Modifications of Loans to Borrowers Experiencing Financial Difficulty

As part of our loss mitigation efforts, we may provide modifications to borrowers experiencing financial difficulty to improve long-term collectability of the loans and to avoid the need for repossession or foreclosure of collateral. Accounting standards require monitoring and reporting of certain qualifying modifications, including renewals and refinancings where the borrowers are experiencing financial difficulty (MEFDs). Qualifying modifications are interest rate reductions, other-than-insignificant payment delays, term extensions, or any combination of these terms. Our MEFD policy generally considers six months or less to be the time frame that is considered insignificant for payment delays and/or term extensions. Multiple payment delays and/or term extensions to borrowers experiencing financial difficulty within a twelve-month period are evaluated collectively. Qualifying modified loans are subject to reporting requirements for the twelve-month period following the modification.

MEFDs can continue to accrue interest, move to nonaccrual, remain on nonaccrual or return to accrual, depending on the individual facts and circumstances of the borrower. The Company has elected to evaluate these modified loans for credit loss consistent with policies for the non-modified portfolio, which includes individually evaluating for specific reserves all nonaccrual MEFDs over our existing materiality threshold and collectively evaluating credit loss for all other MEFDs, including those that continue to accrue interest. The credit loss methodology for MEFDs is the same as described in the Allowance for Credit Losses section that follows.

Allowance for Credit Losses

The allowance for credit losses (ACL) is comprised of the allowance for loan and lease losses (ALLL), a valuation account available to absorb losses on loans and leases held for investment, and the reserve for unfunded lending commitments, a liability established to absorb credit losses for the expected life of the contractual term of off-balance sheet exposures as of the date of the determination. Quarterly, management estimates losses in the portfolio and unfunded exposures based on a number of factors, including the Company’s past loan loss experience, known and potential risks in the portfolio, adverse situations that may affect the borrowers’ ability to repay, the estimated value of any underlying collateral, and current and forecasted economic conditions.

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

For the collectively evaluated portfolios, the Company utilizes internally developed credit models and third-party economic forecasts to estimate expected credit losses over a reasonable and supportable forecast period for the majority of the portfolio and other methods, generally historical loss based, for select portfolios. The Company estimates a collective allowance for a two-year reasonable and supportable forecast period utilizing probability weighted multiple macroeconomic scenarios, and then reverts on a linear basis over four quarters to an average historical loss rate for the remaining term. The credit models consist primarily of multivariate regression and autoregressive models that correlate our historical net charge-off rates with select macroeconomic variables at a collective level. Forward-looking macroeconomic forecasts are applied as inputs to the credit models to predict quarterly collective net charge-off rates over the reasonable and supportable period. The net charge-off rates from the credit models for the reasonable and supportable period, the linear reversion rates, and the average historical loss rates for the post reasonable and supportable periods are applied to forecasted balance runoff for the estimated remaining term. The balance runoff incorporates prepayment assumptions developed from historical experience that are applied to the multiple macroeconomic forecasts. Forecasted net charge-off rates are also applied to forecasted draws and subsequent runoff of unfunded commitments in the estimate of the reserve for unfunded lending commitments. Qualitative adjustments to the output of quantitative estimates are made when management deems it necessary to reflect differences in current and forecasted conditions as compared to those during the historical loss period used in model development. Conditions to be considered include, but are not limited to, problem loan trends, current business and economic conditions, credit concentrations, lending policies and procedures, lending staff, collateral values, loan profiles and volumes, loan review quality, changes in competition and regulations, and other adjustments for model limitations or other variables not specifically captured.

The Company establishes specific reserves using an individually evaluated approach for nonaccrual loans and any other financial instruments that are deemed to not share risk characteristics with other collectively evaluated financial assets. For loans individually evaluated, a specific allowance is recognized for any shortfall between the loan’s value and its recorded investment. The loan’s value is measured by either the loan’s observable market price, the fair value of the collateral of the loan (less liquidation costs) if it is collateral dependent, or by the present value of expected future cash flows discounted at the loan’s effective interest rate. The Company applies the practical expedient and defines collateral dependent loans as those where the borrower is experiencing financial difficulty and on which repayment is expected to be provided substantially through the operation or sale of the collateral. Loans individually analyzed are not incorporated into the collective analysis to avoid double counting. The Company limits the individually evaluated specific reserve analysis to include commercial and residential mortgage loans with relationship balances of $1 million or greater.

It is the policy of the Company to promptly charge off all commercial and residential mortgage loans, or portions of loans, when available information reasonably confirms that they are wholly or partially uncollectible. Prior to recording a charge, the loan’s value is established based on an assessment of the value of the collateral securing the loan, the borrower’s and the guarantor’s ability and willingness to pay, and the status of the account in bankruptcy court, if applicable. Consumer loans are generally charged down when the loan is 120 days past due for most secured and unsecured loans and 150 days past due for consumer credit card loans, unless the loan is clearly both well secured and in the process of collection. Loans are charged down to the fair value of the collateral, if any, less estimated selling costs. Loans are charged off against the allowance for loan losses, with subsequent recoveries added back to the allowance.

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

As allowed in the transition guidance in Topic 842, "Leases," the Company elected to use the standard’s “package of practical expedients,” which allowed for the use of previous conclusions about lease identification, lease classification and the accounting treatment for initial direct costs. The Company also elected the short-term lease recognition exemption for all leases with lease terms of one year or less; as such, the Company does not recognize right-of-use assets or lease liabilities on the consolidated balance sheet for such leases.

Other Real Estate and Foreclosed Assets

Other real estate and foreclosed assets includes real property and other assets that have been acquired in satisfaction of loans and leases, as well as real property no longer used in the Bank’s business. These assets are recorded at the estimated fair value less the estimated cost of disposition and carried at the lower of either cost or market. Fair value is based on independent appraisals and other relevant factors. Any initial reduction in the carrying amount of a loan to the fair value of the collateral received less selling costs is charged to the allowance for loan losses. Each asset is revalued on an annual basis, or more often if market conditions necessitate. Subsequent losses on the periodic revaluation of these assets and gains or losses recognized on disposition are charged to current earnings, as are revenues from and costs of operating and maintaining real property; with the resulting net (income) expense reflected in noninterest expense in the Consolidated Statements of Income. Improvements made to real property are capitalized if the expenditures are expected to be recovered upon the sale of the property.

Goodwill and Other Intangible Assets

Goodwill represents the excess of consideration paid over the fair value of net assets acquired or the excess of the fair value liabilities assumed over consideration received in a business combination. Goodwill is not amortized but assessed for impairment on an annual basis, or more often if events or circumstances indicate there may be impairment. Accounting guidance permits the Company to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit exceeds its carrying value. If the Company determines it is more likely than not that the fair value exceeds book value, then a quantitative impairment test is not necessary. If the Company elects to bypass the qualitative assessment, or concludes that it is more likely than not that the fair value is less than the carrying value, a quantitative goodwill impairment test is performed. In addition, absent any triggering events, a quantitative impairment test will be performed every three years to ensure goodwill is periodically reviewed within a reasonable timeframe. The quantitative impairment test compares the estimated fair value of a reporting unit with its net book value. The Company has assigned all goodwill to one reporting unit that represents overall banking operations. The fair value of the reporting unit is based on valuation techniques that market participants would use in an acquisition of the whole unit, and may include analysis such as estimated discounted cash flows, the quoted market price of the Company’s stock adjusted for a control premium, and observable average price-to-earnings and price-to-book multiples of competitors. If the unit’s fair value is less than its carrying value, an estimate of the implied fair value of the goodwill is compared to the goodwill’s carrying value, and any impairment is recognized.

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

Investment and Annuity Fees and Insurance Commissions

Investment and annuity services fee income represents income earned from investment, annuity, insurance and advisory services. The Company provides its customers with access to these products using a third-party broker dealer that provides full-service brokerage, insurance and investment advisory activities to meet their financial needs and investment objectives. As the agent in the arrangement, the Company recognizes service commissions on a net basis. Upon selection of a product, the customer enters into an agreement with the third-party service provider. The performance obligation is satisfied by fulfilling its responsibility to place customers in the product for which a commission fee is earned from our third-party service provider based on agreed-upon fee percentages. Fees are recorded on a trade date basis, net of any associated costs. Investment revenue also includes portfolio management fees, which represent quarterly fees charged on a contractual basis to customers for the management of their investment portfolios and are recorded under the accrual method of accounting.

This revenue line item also includes investment banking income, which includes fees for services arising from securities offerings or placements in which the Company acts as a principal. Revenue is recognized at the time the underwriting is completed and the revenue is reasonably determinable. Any costs associated with these transactions are reflected in the appropriate expense line item.

Insurance commission revenue is recognized as of the effective date of the insurance policy, as the Company’s performance obligation is connecting the customer to the insurance products. Fees for policy renewals are recognized when determinable, which is generally when such commissions are received or when we receive data from our third-party service provider that allows the reasonable estimation of these amounts. As the Company is agent in these transactions, expenses are recorded net in this revenue line item.

Secondary Mortgage Market Operations

Secondary mortgage market operations revenue is primarily comprised of service release premiums earned on the sale of closed-end mortgage loans to other financial institutions or government agencies that are recognized in revenue as each sales transaction occurs. This revenue line item also includes derivative income associated with our mortgage banking operations. Refer to Note 12 – Derivatives for a discussion of these derivative instruments.

Securities Transactions, net

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

The Company also made investments in projects that yield tax credits issued under the Qualified Zone Academy Bonds (QZAB) and Qualified School Construction Bonds (QSCB) prior to December 31, 2017, as well as Federal and State New Market Tax Credit (NMTC) programs. Returns on these investments are generated through the receipt of federal and state tax credits. The tax credits are recorded as a reduction to the income tax provision in the year that they are earned. Tax credits from QZAB and QSCB bonds are generally earned over the life of the bonds in lieu of interest income. Credits on Federal NMTC investments are earned over the seven-year compliance period beginning with the year of investment. Credits on State NMTC investments are generally earned over a three to five-year period depending upon the specific state program. The Company has elected not to apply the proportional amortization method to the qualifying NMTC program for any existing and future eligible investments. As such, any investment income, gains and losses, and tax credits are presented gross in the statement of income, where income and gains and losses on the investment are reported as a component of pre-tax book income/loss while the tax credits are reported as a component of income tax expense. The election for any eligible future investments in other tax credit programs will be made at the time of investment.

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

Reportable Segment Disclosures

U.S. GAAP requires that information be reported about a company’s operating segments using a “management approach.” Reportable segments are identified in these standards as those revenue-producing components for which discrete financial information is produced internally and which are subject to evaluation by the chief operating decision maker in deciding how to allocate resources to segments. The Company’s stated strategy is to provide a consistent package of banking products and services throughout a coherent market area; as such, the Company has identified its overall banking operations as its only reportable segment. Because the overall banking operations comprise substantially all of the Company’s consolidated operations, no separate financial segment disclosures are presented. See additional segment disclosure information in Note 17 – Segment Reporting.

Other

Assets held by the Bank in a fiduciary capacity are not assets of the Bank and are not included in the Consolidated Balance Sheets.

RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2025

In December 2023, the FASB issued ASU 2023-09 "Income Taxes (Topic 740): Improvements to Income Tax Disclosures," to enhance the transparency and decision usefulness of income tax disclosures by requiring additional categories of information about federal, state, and foreign income taxes to be included in the rate reconciliation and by requiring more detail to be disclosed on certain reconciling item categories that meet a quantitative threshold. Additionally, the amendment requires all entities to annually disclose disaggregated information about income taxes paid using specific quantitative thresholds and income tax expense (or benefit) from continuing operations. The amendments in this update are effective for annual periods beginning after December 15, 2024. Entities should apply the amendments on a prospective basis and retrospective application is permitted. The Company has adopted the standard and elected to apply retrospective application. Refer to Note 15 – Income Taxes for the required disclosures. As the update contains only amendments to disclosure requirements, adoption of this standard had no impact to the Company’s consolidated results of operations or financial condition.

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

In November 2025, the FASB issued ASU 2025-08, “Financial Instruments – Credit Losses (Topic 326): Purchased Loans,” to expand the population of acquired assets subject to the gross-up approach in Topic 326. Under the amendments in this update, loans (excluding credit cards) acquired without credit deterioration that are deemed “seasoned” are considered purchased seasoned loans and accounted for using the gross-up approach at acquisition. Non-purchased credit deteriorated loans (excluding credit cards) are seasoned if they are acquired in a business combination or were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. Under the gross-up approach, the fair value discount is bifurcated between the credit and noncredit components, and the credit portion of the fair value discount is added to the initial amortized cost basis with a corresponding increase in the allowance for credit losses at the date of acquisition. Any noncredit premium or discount resulting from acquiring these seasoned loans is allocated to each individual asset and accreted or amortized to interest income using the effective yield method. Prior to this amendment, all non-purchased credit deteriorated loans acquired were recorded at the estimated fair value of the loan at acquisition, with the estimated allowance for credit loss recorded as a provision for credit losses through earnings in the period in which the acquisition occurred. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments should be applied prospectively to loans that are acquired on or after the initial application date. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. The Company has elected to early adopt this standard as of January 1, 2026. As of the date of this filing there are no pending acquisitions, and therefore, the early adoption of this standard is not expected to have an impact on the Company’s consolidated results of operations or financial condition.

In November 2025, the FASB issued ASU 2025-09, “Derivative and Hedging (Topic 815): Hedge Accounting Improvements,” to clarify certain aspects of the guidance on hedge accounting and to address several incremental hedge accounting issues arising from the global reference rate reform initiative. The update addresses five issues: (1) the ability to group individual forecasted transactions in a cash flow hedge, modifying the term “shared risk exposure” to “similar risk exposure;” (2) the ability to apply cash flow hedge accounting to “choose your rate” debt instruments; (3) the application of cash flow hedge accounting to forecasted purchases and sales of nonfinancial assets; (4) the use of net written options has hedging instruments; and (5) the mechanics of assessing hedge effectiveness for foreign-currency-denominated dual hedge strategies. This update is effective for public business entities in the interim and annual reporting periods beginning after December 15, 2026, with early adoptions permitted. Entities should apply the amendments on a prospective basis for all hedging relationships. An entity may elect to adopt the amendments for hedging relationships that exist as of the date of adoption. Upon adoption, entities are permitted to modify certain critical terms of certain existing hedging relationships without dedesignating the hedge. The Company is currently assessing the provisions of this guidance but does not expect adoption to have a material impact to the Company’s consolidated results of operations or financial condition.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow Scope Improvements," to improve interim reporting guidance in Topic 270 by improving the navigability of the required interim disclosures, clarifying when that guidance is applicable, and providing additional guidance on what disclosures should be provided in interim reporting periods. This update reorganizes and clarifies interim reporting guidance without expanding disclosure requirements. Key provisions include clarification of entities in scope of ASC 270, updates to the form and content requirements for condensed interim financial statements, and a new disclosure principle requiring disclosure of material events since year-end. This update is effective for public entities for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments in this update can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently assessing the provisions of this guidance. As the update contains only clarification of disclosure requirements, adoption will have no impact to the Company’s consolidated results of operations or financial condition.

2. Acquisition

On May 2, 2025, the Company acquired net assets of Sabal Trust Company (“Sabal”) with cash consideration. Sabal was the largest independent, employee-owned non-depository trust company in Florida and provides trust administration, investment management, retirement planning, estate settlement, and family office services. The acquisition provides the opportunity to expand market share of the Company’s investment management and trust business in certain high-growth markets in Central Florida. The transaction was accounted for as a business combination.

The following table sets forth the preliminary acquisition date fair value of the assets acquired and the liabilities assumed, the consideration paid, and the resulting goodwill as of December 31, 2025.

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

The operating results of the Company for fiscal year ended December 31, 2025 include the results from the operations of the acquired trust and asset management business from the date of acquisition. The results are not material to the Company’s results of operations and, as such, supplemental proforma financial information is not presented. During year ended December 31, 2025, the Company incurred acquisition-related costs of approximately $5.9 million, primarily in the data processing, professional services, and personnel expense line items in the Consolidated Statements of Income.

Note 3. Securities

The following tables set forth the amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities classified as available for sale and held to maturity at December 31, 2025 and 2024. Amortized cost of securities does not include accrued interest which is reflected in the accrued interest line item on the consolidated balance sheets totaling $31.7 million and $29.8 million at December 31, 2025 and December 31, 2024, respectively.

Securities Available for Sale
	December 31, 2025				December 31, 2024
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$266,825	$3,705	$1,198	$269,332	$185,827	$349	$3,894	$182,282
Municipal obligations	191,754	82	508	191,328	200,272	—	3,942	196,330
Residential mortgage-backed securities	2,620,980	11,643	256,994	2,375,629	2,482,109	496	353,554	2,129,051
Commercial mortgage-backed securities	3,217,663	10,530	144,868	3,083,325	2,849,372	2,185	250,592	2,600,965
Collateralized mortgage obligations	27,100	—	1,154	25,946	37,553	—	2,306	35,247
Corporate debt securities	17,000	37	680	16,357	19,000	—	1,384	17,616
Total	$6,341,322	$25,997	$405,402	$5,961,917	$5,774,133	$3,030	$615,672	$5,161,491

Securities Held to Maturity
	December 31, 2025				December 31, 2024
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$373,605	$248	$30,143	$343,710	$394,689	$—	$45,876	$348,813
Municipal obligations	511,516	708	11,455	500,769	623,907	169	20,867	603,209
Residential mortgage-backed securities	497,338	—	34,239	463,099	573,057	—	61,525	511,532
Commercial mortgage-backed securities	731,329	—	46,455	684,874	818,604	—	72,854	745,750
Collateralized mortgage obligations	19,094	—	520	18,574	25,406	—	1,184	24,222
Total	$2,132,882	$956	$122,812	$2,011,026	$2,435,663	$169	$202,306	$2,233,526

The Company held no securities classified as trading at December 31, 2025 or 2024.

The following tables present the amortized cost and fair value of debt securities available for sale and held to maturity at December 31, 2025 by contractual maturity. Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateral mortgage obligations.

($ in thousands)	Amortized Cost	Fair Value
Debt Securities Available for Sale
Due in one year or less	$31,996	$32,084
Due after one year through five years	1,766,369	1,711,795
Due after five years through ten years	1,829,382	1,743,201
Due after ten years	2,713,575	2,474,837
Total available for sale debt securities	$6,341,322	$5,961,917

($ in thousands)	Amortized Cost	Fair Value
Debt Securities Held to Maturity
Due in one year or less	$141,124	$140,203
Due after one year through five years	666,314	648,904
Due after five years through ten years	475,596	452,476
Due after ten years	849,848	769,443
Total held to maturity debt securities	$2,132,882	$2,011,026

The following table presents the proceeds from, gross gains on, and gross losses on sales of securities during the years ended December 31, 2025, 2024 and 2023. Net gains or losses are reflected in the "Securities transactions, net" line item on the Consolidated Statements of Income.

	Years Ended December 31,
($ in thousands)	2025	2024	2023
Proceeds	$229,200	$—	$977,114
Gross gains	4,197	—	—
Gross losses	4,208	—	65,380

Securities with carrying values totaling approximately $3.9 billion at both December 31, 2025 and December 31, 2024 were pledged as collateral, primarily to secure public deposits or securities sold under agreements to repurchase.

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

The fair value and gross unrealized losses for securities classified as available for sale with unrealized losses at December 31, 2025 are presented in the table below.

Available for sale
	December 31, 2025
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$17,468	$9	$14,677	$1,189	$32,145	$1,198
Municipal obligations	—	—	124,852	508	124,852	508
Residential mortgage-backed securities	54,250	598	1,442,746	256,396	1,496,996	256,994
Commercial mortgage-backed securities	374,740	1,787	2,158,865	143,081	2,533,605	144,868
Collateralized mortgage obligations	—	—	25,946	1,154	25,946	1,154
Corporate debt securities	1,998	2	11,322	678	13,320	680
Total	$448,456	$2,396	$3,778,408	$403,006	$4,226,864	$405,402

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

The fair value and gross unrealized losses for securities classified as held to maturity with unrealized losses at December 31, 2025 are presented in the table below.

Held to maturity
	December 31, 2025
	Losses < 12 Months		Losses 12 Months or >		Total
		Gross		Gross		Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
($ in thousands)	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury and government agency securities	$—	$—	$316,814	$30,143	$316,814	$30,143
Municipal obligations	98,559	97	325,241	11,358	423,800	11,455
Residential mortgage-backed securities	—	—	463,099	34,239	463,099	34,239
Commercial mortgage-backed securities	—	—	684,874	46,455	684,874	46,455
Collateralized mortgage obligations	—	—	18,574	520	18,574	520
Total	$98,559	$97	$1,808,602	$122,715	$1,907,161	$122,812

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

At December 31, 2025 and 2024, the Company had 604 and 729 securities, respectively, with market values below their cost basis. There were no material unrealized losses related to the marketability of the securities or the issuer’s ability to meet contractual obligations. In all cases, the indicated impairment on these debt securities would be recovered no later than the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. The unrealized losses were deemed to be non-credit related at December 31, 2025 and 2024. At December 31, 2025, the Company had adequate liquidity and, therefore, neither planned nor expected to be required to liquidate these securities before recovery of the amortized cost basis.

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

The following table presents loans at their amortized cost basis, by portfolio class at December 31, 2025 and December 31, 2024. The amortized cost basis is net of unearned income and excludes accrued interest totaling $105.1 million and $109.8 million at

December 31, 2025 and 2024, respectively. Accrued interest is reflected in the accrued interest line item in the Consolidated Balance Sheets.

	December 31,
($ in thousands)	2025	2024
Commercial non-real estate	$9,809,011	$9,876,592
Commercial real estate - owner occupied	3,270,080	3,011,955
Total commercial and industrial	13,079,091	12,888,547
Commercial real estate - income producing	4,283,168	3,798,612
Construction and land development	1,239,086	1,281,115
Residential mortgages	4,016,917	3,961,328
Consumer	1,340,178	1,369,845
Total loans	$23,958,440	$23,299,447

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

Residential mortgages

Residential mortgages consist of closed-end loans secured by first liens on 1- 4 family residential properties. The portfolio includes both fixed and adjustable-rate loans, although most longer-term, fixed-rate loans originated are sold in the secondary mortgage market.

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

The Bank makes loans in the normal course of business to directors and executive officers of the Company and the Bank and to their associates. Loans to such related parties were approximately $38.9 million and $46.2 million at December 31, 2025 and 2024, respectively. Related party loan activity in 2025 reflects new loans of $23.1 million, repayments of $30.2 million, and a net decrease of $0.2 million related to changes in directors and executive officers and their associates.

The Bank has a line of credit with the Federal Home Loan Bank of Dallas that is secured by blanket pledges of certain qualifying loan types. The Bank had $400 million borrowings on this line at December 31, 2025 and no borrowings at December 31, 2024.

The following schedules show activity in the allowance for credit losses by portfolio class for the years ended December 31, 2025, 2024 and 2023, as well as the allowance for credit loss by primary calculation method at the end of each period.

	Commercial Non-Real Estate	Commercial Real Estate-Owner Occupied	Total Commercial and Industrial	Commercial Real Estate-Income Producing	Construction and Land Development	Residential Mortgages	Consumer	Total
($ in thousands)	Year Ended December 31, 2025
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$121,090	$36,264	$157,354	$71,975	$21,158	$42,445	$25,950	$318,882
Charge-offs	(45,564)	(4,626)	(50,190)	(34)	(1,314)	(922)	(16,006)	(68,466)
Recoveries	11,332	686	12,018	49	123	841	2,976	16,007
Net provision for loan losses	34,581	8,371	42,952	(11,515)	(2,517)	470	11,918	41,308
Ending balance - allowance for loan losses	$121,439	$40,695	$162,134	$60,475	$17,450	$42,834	$24,838	$307,731
Reserve for unfunded lending commitments:
Beginning balance	$6,441	$309	$6,750	$642	$14,639	$4	$2,018	$24,053
Provision for losses on unfunded commitments	6,198	62	6,260	363	3,310	(1)	(57)	9,875
Ending balance - reserve for unfunded lending commitments	$12,639	$371	$13,010	$1,005	$17,949	$3	$1,961	$33,928
Total allowance for credit losses	$134,078	$41,066	$175,144	$61,480	$35,399	$42,837	$26,799	$341,659
Allowance for credit losses:
Individually evaluated	$6,506	$602	$7,108	$—	$—	$236	$54	$7,398
Collectively evaluated	$127,572	$40,464	$168,036	$61,480	$35,399	$42,601	$26,745	$334,261

	Commercial Non-Real Estate	Commercial Real Estate-Owner Occupied	Total Commercial and Industrial	Commercial Real Estate-Income Producing	Construction and Land Development	Residential Mortgages	Consumer	Total
($ in thousands)	Year Ended December 31, 2024
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$101,737	$40,197	$141,934	$74,539	$27,039	$38,983	$25,412	$307,907
Charge-offs	(45,488)	(143)	(45,631)	(8,822)	(264)	(380)	(17,987)	(73,084)
Recoveries	22,292	1,036	23,328	7	64	595	3,057	27,051
Net provision for loan losses	42,549	(4,826)	37,723	6,251	(5,681)	3,247	15,468	57,008
Ending balance - allowance for loan losses	$121,090	$36,264	$157,354	$71,975	$21,158	$42,445	$25,950	$318,882
Reserve for unfunded lending commitments:
Beginning balance	$5,507	$327	$5,834	$1,344	$20,019	$30	$1,667	$28,894
Provision for losses on unfunded commitments	934	(18)	916	(702)	(5,380)	(26)	351	(4,841)
Ending balance - reserve for unfunded lending commitments	$6,441	$309	$6,750	$642	$14,639	$4	$2,018	$24,053
Total allowance for credit losses	$127,531	$36,573	$164,104	$72,617	$35,797	$42,449	$27,968	$342,935
Allowance for credit losses:
Individually evaluated	$8,672	$—	$8,672	$—	$—	$751	$197	$9,620
Collectively evaluated	$118,859	$36,573	$155,432	$72,617	$35,797	$41,698	$27,771	$333,315

	Commercial Non-Real Estate	Commercial Real Estate-Owner Occupied	Total Commercial and Industrial	Commercial Real Estate-Income Producing	Construction and Land Development	Residential Mortgages	Consumer	Total
($ in thousands)	Year Ended December 31, 2023
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$96,461	$48,284	$144,745	$71,961	$30,498	$32,464	$28,121	$307,789
Charge-offs	(59,830)	—	(59,830)	(73)	(72)	(55)	(15,393)	(75,423)
Recoveries	6,152	957	7,109	14	11	1,278	3,611	12,023
Net provision for loan losses	58,954	(9,044)	49,910	2,637	(3,398)	5,296	9,073	63,518
Ending balance - allowance for loan losses	$101,737	$40,197	$141,934	$74,539	$27,039	$38,983	$25,412	$307,907
Reserve for unfunded lending commitments:
Beginning balance	$4,984	$302	$5,286	$1,395	$25,110	$31	$1,487	$33,309
Provision for losses on unfunded commitments	523	25	548	(51)	(5,091)	(1)	180	(4,415)
Ending balance - reserve for unfunded lending commitments	$5,507	$327	$5,834	$1,344	$20,019	$30	$1,667	$28,894
Total allowance for credit losses	$107,244	$40,524	$147,768	$75,883	$47,058	$39,013	$27,079	$336,801
Allowance for credit losses:
Individually evaluated	$1,666	$—	$1,666	$—	$—	$—	$—	$1,666
Collectively evaluated	$105,578	$40,524	$146,102	$75,883	$47,058	$39,013	$27,079	$335,135

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

The modest decrease in the allowance for credit losses at December 31, 2025 compared to December 31, 2024 reflects net decline in funded reserves, largely offset by an increase in unfunded reserves. In arriving at the allowance for credit losses at December 31, 2025, the Company weighted Moody’s December 2025 baseline economic forecast at 50% and downside mild recessionary S-2 scenario at 50%. The December 2025 baseline scenario maintains a generally optimistic outlook in its assumptions surrounding the drivers of economic growth, with no recession forecasted in the near-term. The S-2 scenario is less optimistic compared to the baseline with a mild recession forecasted starting in the first quarter of 2026 and lasting for three quarters.

The modest changes in the allowance for credit losses for the years ended December 31, 2024 and 2023 both reflected relatively stable economic conditions, outlook and credit quality metrics. In arriving at the allowance for credit losses at December 31, 2024 and December 31, 2023, the Company weighted the baseline economic forecast at 40%, the downside recessionary scenario S-2 at 60%.

Nonaccrual Loans and Certain Reportable Modified Loan Disclosures

The following table shows the composition of nonaccrual loans and those without an allowance for loan losses, by portfolio class at December 31, 2025 and 2024.

	December 31,
	2025		2024
($ in thousands)	Total Nonaccrual	Nonaccrual Without Allowance For Loan Losses	Total Nonaccrual	Nonaccrual Without Allowance For Loan Losses
Commercial non-real estate	$34,525	$3,294	$33,418	$4,855
Commercial real estate - owner occupied	6,723	1,470	2,727	1,198
Total commercial and industrial	41,248	4,764	36,145	6,053
Commercial real estate - income producing	4,760	5,114	356	—
Construction and land development	3,173	2,178	5,561	4,929
Residential mortgages	46,986	2,511	44,086	1,475
Consumer	10,703	316	11,187	500
Total loans	$106,870	$14,883	$97,335	$12,957

As a part of our loss mitigation efforts, we may provide modifications to borrowers experiencing financial difficulty to improve long-term collectability of the loans and to avoid the need for repossession or foreclosure of collateral. Nonaccrual loans include reportable nonaccruing modified loans to borrowers experiencing financial difficulty (MEFDs) of $5.8 million at December 31, 2025 and $20.2 million at December 31, 2024. Total reportable MEFDs, both accruing and nonaccruing, were $162.8 million at December 31, 2025 and $99.5 million at December 31, 2024. Unfunded commitments to borrowers whose terms have been modified as a reportable MEFD were $7.2 million and $6.9 million at December 31, 2025 and 2024, respectively.

The tables below provide detail by portfolio class for reportable MEFDs entered into during the years ended December 31, 2025 2024 and 2023. Modified facilities are reported using the balance at the end of each period reported and are reflected only once in each table based on the type of modification or combination of modification.

	Year Ended December 31, 2025
	Term Extension		Payment Delay		Term Extensions and Payment Delay		Other(1)
($ in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Commercial non-real estate	$94,293	0.96%	$4,529	0.05%	$4,493	0.05%	$—	—
Commercial real estate - owner occupied	28,698	0.88%	241	0.01%	—	—	—	—
Total commercial and industrial	122,991	0.94%	4,770	0.04%	4,493	0.03%	—	—
Commercial real estate - income producing	14,914	0.35%	—	—	—	—	—	—
Construction and land development	147	0.01%	—	—	—	—	—	—
Residential mortgages	11,173	0.28%	1,319	0.03%	2,065	0.05%	602	0.01%
Consumer	132	0.01%	—	—	148	0.01%	95	0.01%
Total reportable modified loans	$149,357	0.62%	$6,089	0.03%	$6,706	0.03%	$697	0.00%

(1) Includes interest rate reduction and a combination of interest rate reduction and term extension.

	Year Ended December 31, 2024
	Term Extension		Payment Delay		Term Extensions and Payment Delay		Other(1)
($ in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Commercial non-real estate	$58,176	0.59%	$19,150	0.19%	$15,373	0.16%	$758	0.01%
Commercial real estate - owner occupied	—	—	—	—	—	—	—	—
Total commercial and industrial	58,176	0.45%	19,150	0.15%	15,373	0.12%	758	0.01%
Commercial real estate - income producing	2,741	0.07%	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—
Residential mortgages	3,170	0.08%	—	—	—	—	—	—
Consumer	131	0.01%	—	—	—	—	—	—
Total reportable modified loans	$64,218	0.28%	$19,150	0.08%	$15,373	0.07%	$758	0.00%

(1) Includes interest rate reduction and other than insignificant payment delays.

	Year Ended December 31, 2023
	Term Extension		Payment Delay		Term Extensions and Payment Delay		Other(1)
($ in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Commercial non-real estate	$7,930	0.08%	$4,274	0.04%	$9,753	0.10%	$—	—
Commercial real estate - owner occupied	1,774	0.06%	—	—	—	—	—	—
Total commercial and industrial	9,704	0.07%	4,274	0.03%	9,753	0.07%	—	—
Commercial real estate - income producing	—	—	—	—	—	—	—	—
Construction and land development	85	0.01%	—	—	—	—	—	—
Residential mortgages	254	0.01%	—	—	—	—	202	0.01%
Consumer	78	0.01%	—	—	196	0.01%	—	—
Total reportable modified loans	$10,121	0.04%	$4,274	0.02%	$9,949	0.04%	$202	0.00%

(1) Includes interest rate reduction and other than insignificant payment delays.

Reportable modifications to borrowers experiencing financial difficulty during the year ended December 31, 2025 consisted of weighted-average term extensions totaling ten months for the commercial portfolio, two years for the residential mortgage portfolio and three years for the consumer portfolio. The weighted-average term of other than insignificant payment delays was six months for the commercial portfolio, eight months for the residential mortgage portfolio and seven months for the consumer portfolio. The weighted-average interest rate reduction for the residential and consumer portfolio was 240 and 125 basis points, respectively. Reported term extensions and payment delays are considered more than insignificant if they exceeded six months when considering other modifications made in the past twelve months.

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

The tables below present the aging analysis of reportable modifications to borrowers experiencing financial difficulty by portfolio class at December 31, 2025 and 2024.

December 31, 2025	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Reportable Modified Loans
(in thousands)
Commercial non-real estate	$—	$27,670	$734	$28,404	$74,911	$103,315
Commercial real estate - owner occupied	—	—	—	—	28,939	28,939
Total commercial and industrial	—	27,670	734	28,404	103,850	132,254
Commercial real estate - income producing	—	—	—	—	14,914	14,914
Construction and land development	—	—	—	—	147	147
Residential mortgages	1,285	416	—	1,701	13,458	15,159
Consumer	—	—	148	148	227	375
Total reportable modified loans	$1,285	$28,086	$882	$30,253	$132,596	$162,849

December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Reportable Modified Loans
(in thousands)
Commercial non-real estate	$1,975	$—	$12,548	$14,523	$78,934	$93,457
Commercial real estate - owner occupied	—	—	—	—	—	—
Total commercial and industrial	1,975	—	12,548	14,523	78,934	93,457
Commercial real estate - income producing	—	826	—	826	1,915	2,741
Construction and land development	—	—	—	—	—	—
Residential mortgages	179	249	501	929	2,241	3,170
Consumer	—	—	—	—	131	131
Total reportable modified loans	$2,154	$1,075	$13,049	$16,278	$83,221	$99,499

There were seven loans to commercial borrowers totaling $27.6 million and two loans to consumer borrowers totaling $0.2 million with a reportable term extension and/or significant payment delay modification that had post modification payment defaults during the twelve months ended December 31, 2025. There were loans to seven commercial borrowers totaling $20.8 million and loans to three residential mortgage borrowers totaling $0.8 million with a reportable term extension and/or significant payment delay modification that had post modification payment defaults during the twelve months ended December 31, 2024. There was one loan to a commercial borrower totaling $4.4 million with a reportable term extension and significant payment delay modification that had a post modification payment default during the twelve months ended December 31, 2023. A payment default occurs if the loan is either 90 days or more delinquent or has been charged off as of the end of the period presented.

Aging Analysis

The tables below present the aging analysis of past due loans by portfolio class at December 31, 2025 and 2024.

December 31, 2025	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
($ in thousands)
Commercial non-real estate	$19,008	$43,316	$39,954	$102,278	$9,706,733	$9,809,011	$20,358
Commercial real estate - owner occupied	15,013	308	7,609	22,930	3,247,150	3,270,080	1,586
Total commercial and industrial	34,021	43,624	47,563	125,208	12,953,883	13,079,091	21,944
Commercial real estate - income producing	990	2,806	7,177	10,973	4,272,195	4,283,168	2,928
Construction and land development	1,754	564	3,488	5,806	1,233,280	1,239,086	565
Residential mortgages	42,302	17,984	34,656	94,942	3,921,975	4,016,917	116
Consumer	9,284	4,675	9,839	23,798	1,316,380	1,340,178	3,245
Total loans	$88,351	$69,653	$102,723	$260,727	$23,697,713	$23,958,440	$28,798

December 31, 2024	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Accruing
($ in thousands)
Commercial non-real estate	$19,326	$5,264	$27,756	$52,346	$9,824,246	$9,876,592	$14,557
Commercial real estate - owner occupied	1,113	38	3,747	4,898	3,007,057	3,011,955	1,097
Total commercial and industrial	20,439	5,302	31,503	57,244	12,831,303	12,888,547	15,654
Commercial real estate - income producing	220	5,417	464	6,101	3,792,511	3,798,612	150
Construction and land development	1,066	3,773	5,314	10,153	1,270,962	1,281,115	3,563
Residential mortgages	42,211	25,050	34,113	101,374	3,859,954	3,961,328	27
Consumer	10,770	5,381	8,504	24,655	1,345,190	1,369,845	2,458
Total loans	$74,706	$44,923	$79,898	$199,527	$23,099,920	$23,299,447	$21,852

Credit Quality Indicators

The following tables present the credit quality indicators by segment and portfolio class of loans at December 31, 2025 and 2024.

	December 31, 2025
($ in thousands)	Commercial Non- Real Estate	Commercial Real Estate - Owner Occupied	Total Commercial and Industrial	Commercial Real Estate - Income Producing	Construction and Land Development	Total Commercial
Grade:
Pass	$9,180,624	$3,064,325	$12,244,949	$4,035,415	$1,170,834	$17,451,198
Pass-Watch	266,120	123,373	389,493	189,994	35,305	614,792
Special Mention	88,729	23,195	111,924	8,251	28,208	148,383
Substandard	273,538	59,187	332,725	49,508	4,739	386,972
Doubtful	—	—	—	—	—	—
Total	$9,809,011	$3,270,080	$13,079,091	$4,283,168	$1,239,086	$18,601,345

	December 31, 2024
($ in thousands)	Commercial Non- Real Estate	Commercial Real Estate - Owner Occupied	Total Commercial and Industrial	Commercial Real Estate - Income Producing	Construction and Land Development	Total Commercial
Grade:
Pass	$9,157,232	$2,833,228	$11,990,460	$3,625,981	$1,207,404	$16,823,845
Pass-Watch	219,975	135,566	355,541	99,638	66,221	521,400
Special Mention	149,705	17,901	167,606	22,278	1,014	190,898
Substandard	349,680	25,260	374,940	50,715	6,476	432,131
Doubtful	—	—	—	—	—	—
Total	$9,876,592	$3,011,955	$12,888,547	$3,798,612	$1,281,115	$17,968,274

	December 31, 2025			December 31, 2024
($ in thousands)	Residential Mortgage	Consumer	Total	Residential Mortgage	Consumer	Total
Performing	$3,969,931	$1,329,475	$5,299,406	$3,917,242	$1,358,658	$5,275,900
Nonperforming	46,986	10,703	57,689	44,086	11,187	55,273
Total	$4,016,917	$1,340,178	$5,357,095	$3,961,328	$1,369,845	$5,331,173

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

Vintage Analysis

The following tables present credit quality disclosures of amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing at December 31, 2025 and 2024. The Company defines vintage as the later of origination, renewal or modification date. The gross charge-offs presented in the tables that follow are for the years ended December 31, 2025 and December 31, 2024.

	Term Loans							Revolving Loans
December 31, 2025	Amortized Cost Basis by Origination Year						Revolving	Converted to
($ in thousands)	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
Commercial Non-Real Estate:
Pass	$2,030,587	$1,164,266	$711,218	$812,902	$525,095	$891,032	$2,955,174	$90,350	$9,180,624
Pass-Watch	24,737	27,477	39,683	33,385	12,896	18,064	94,461	15,417	266,120
Special Mention	2,405	6,975	6,239	27,719	10,564	4,305	28,330	2,192	88,729
Substandard	13,738	6,450	81,228	87,745	11,275	6,798	51,619	14,685	273,538
Doubtful	—	—	—	—	—	—	—	—	—
Total	$2,071,467	$1,205,168	$838,368	$961,751	$559,830	$920,199	$3,129,584	$122,644	$9,809,011
Gross Charge-offs	$4,798	$2,718	$15,397	$2,888	$74	$531	$3,722	$15,436	$45,564
Commercial Real Estate - Owner Occupied:
Pass	$616,536	$401,399	$312,006	$461,247	$459,700	$711,509	$51,600	$50,328	$3,064,325
Pass-Watch	26,766	6,397	2,746	43,060	14,187	27,591	2,506	120	123,373
Special Mention	2,371	2,202	1,008	12,024	5,054	293	195	48	23,195
Substandard	2,082	822	6,685	20,353	1,472	27,723	50	—	59,187
Doubtful	—	—	—	—	—	—	—	—	—
Total	$647,755	$410,820	$322,445	$536,684	$480,413	$767,116	$54,351	$50,496	$3,270,080
Gross Charge-offs	$—	$—	$86	$—	$2,741	$1,799	$—	$—	$4,626
Commercial Real Estate - Income Producing:
Pass	$1,110,044	$416,052	$519,955	$724,326	$549,335	$649,996	$64,217	$1,490	$4,035,415
Pass-Watch	22,429	15,606	4,219	101,959	4,277	40,381	1,123	—	189,994
Special Mention	7,962	—	289	—	—	—	—	—	8,251
Substandard	192	—	7,669	10,441	10,871	20,185	150	—	49,508
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,140,627	$431,658	$532,132	$836,726	$564,483	$710,562	$65,490	$1,490	$4,283,168
Gross Charge-offs	$—	$—	$—	$34	$—	$—	$—	$—	$34
Construction and Land Development:
Pass	$349,811	$358,827	$185,672	$54,798	$75,084	$14,954	$131,153	$535	$1,170,834
Pass-Watch	29,323	814	1,500	3,299	128	241	—	—	35,305
Special Mention	60	—	—	28,036	112	—	—	—	28,208
Substandard	72	185	1,665	2,560	135	122	—	—	4,739
Doubtful	—	—	—	—	—	—	—	—	—
Total	$379,266	$359,826	$188,837	$88,693	$75,459	$15,317	$131,153	$535	$1,239,086
Gross Charge-offs	$—	$—	$—	$1,297	$—	$17	$—	$—	$1,314
Residential Mortgage:
Performing	$360,686	$131,928	$390,276	$1,039,884	$824,012	$1,220,288	$2,857	$—	$3,969,931
Nonperforming	371	2,300	10,582	10,244	6,335	17,154	—	—	46,986
Total	$361,057	$134,228	$400,858	$1,050,128	$830,347	$1,237,442	$2,857	$—	$4,016,917
Gross Charge-offs	$—	$36	$502	$335	$—	$49	$—	$—	$922
Consumer Loans:
Performing	$50,512	$24,693	$22,963	$18,103	$8,928	$47,131	$1,123,471	$33,674	$1,329,475
Nonperforming	51	44	349	842	627	4,367	408	4,015	10,703
Total	$50,563	$24,737	$23,312	$18,945	$9,555	$51,498	$1,123,879	$37,689	$1,340,178
Gross Charge-offs	$85	$952	$1,104	$1,277	$528	$695	$9,228	$2,137	$16,006

	Term Loans							Revolving Loans
December 31, 2024	Amortized Cost Basis by Origination Year						Revolving	Converted to
($ in thousands)	2024	2023	2022	2021	2020	Prior	Loans	Term Loans	Total
Commercial Non-Real Estate:
Pass	$1,794,904	$1,069,637	$1,154,669	$819,520	$339,594	$925,046	$2,946,499	$107,363	$9,157,232
Pass-Watch	8,466	46,681	43,379	29,193	12,768	9,851	61,076	8,561	219,975
Special Mention	412	21,337	52,375	6,044	6,234	41	62,934	328	149,705
Substandard	19,839	91,192	117,545	15,225	8,200	2,898	65,138	29,643	349,680
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,823,621	$1,228,847	$1,367,968	$869,982	$366,796	$937,836	$3,135,647	$145,895	$9,876,592
Gross Charge-offs	$705	$7,575	$7,494	$11,090	$213	$1,837	$5,952	$10,622	$45,488
Commercial Real Estate - Owner Occupied:
Pass	$365,158	$319,684	$537,069	$524,572	$433,844	$554,293	$97,999	$609	$2,833,228
Pass-Watch	18,937	8,575	66,286	5,547	2,695	29,078	3,727	721	135,566
Special Mention	4,417	410	6,759	3,756	—	2,559	—	—	17,901
Substandard	1,322	2,630	5,574	1,563	1,248	12,923	—	—	25,260
Doubtful	—	—	—	—	—	—	—	—	—
Total	$389,834	$331,299	$615,688	$535,438	$437,787	$598,853	$101,726	$1,330	$3,011,955
Gross Charge-offs	$—	$—	$131	$—	$—	$12	$—	$—	$143
Commercial Real Estate - Income Producing:
Pass	$416,947	$453,428	$975,075	$750,907	$494,925	$501,389	$31,673	$1,637	$3,625,981
Pass-Watch	2,586	7,005	43,221	9,399	20,694	16,354	220	159	99,638
Special Mention	20,292	—	1,986	—	—	—	—	—	22,278
Substandard	1,818	18,189	8,604	2,210	19,731	163	—	—	50,715
Doubtful	—	—	—	—	—	—	—	—	—
Total	$441,643	$478,622	$1,028,886	$762,516	$535,350	$517,906	$31,893	$1,796	$3,798,612
Gross Charge-offs	$—	$—	$8,819	$—	$—	$3	$—	$—	$8,822
Construction and Land Development:
Pass	$237,136	$418,002	$296,286	$103,259	$33,519	$14,477	$102,694	$2,031	$1,207,404
Pass-Watch	624	2,279	62,415	391	30	323	159	—	66,221
Special Mention	1,014	—	—	—	—	—	—	—	1,014
Substandard	324	796	1,576	3,554	26	200	—	—	6,476
Doubtful	—	—	—	—	—	—	—	—	—
Total	$239,098	$421,077	$360,277	$107,204	$33,575	$15,000	$102,853	$2,031	$1,281,115
Gross Charge-offs	$—	$113	$94	$30	$—	$20	$—	$7	$264
Residential Mortgage:
Performing	$161,019	$422,269	$1,068,191	$882,918	$447,690	$932,182	$2,772	$201	$3,917,242
Nonperforming	327	7,724	10,974	6,687	1,199	17,175	—	—	44,086
Total	$161,346	$429,993	$1,079,165	$889,605	$448,889	$949,357	$2,772	$201	$3,961,328
Gross Charge-offs	$—	$57	$189	$2	$—	$132	$—	$—	$380
Consumer Loans:
Performing	$56,983	$39,301	$35,320	$20,397	$15,035	$41,299	$1,120,027	$30,296	$1,358,658
Nonperforming	51	46	320	639	767	3,442	535	5,387	11,187
Total	$57,034	$39,347	$35,640	$21,036	$15,802	$44,741	$1,120,562	$35,683	$1,369,845
Gross Charge-offs	$92	$1,733	$2,474	$1,173	$180	$985	$8,826	$2,524	$17,987

Residential Mortgage Loans in Process of Foreclosure

Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. Included in loans are $12.0 million and $10.5 million of consumer loans secured by single family residential real estate that are in process of foreclosure as of December 31, 2025 and 2024, respectively. In addition to the single family residential real estate loans in process of foreclosure, the Company also held $5.1 million and $2.0 million of foreclosed single family residential properties in other real estate owned as of December 31, 2025 and 2024, respectively.

Loans Held for Sale

Loans held for sale totaled $33.2 million and $21.5 million at December 31, 2025 and 2024, respectively. Loans held for sale is composed primarily of residential mortgage loans originated for sale in the secondary market. At December 31, 2025, residential mortgage loans carried at the fair value option totaled $33.2 million with an unpaid principal balance of $32.3 million. At December 31, 2024 residential mortgage loans carried at the fair value option totaled $18.9 million with an unpaid principal balance of $18.6 million. All other loans held for sale are carried at lower of cost or market.

Note 5. Property and Equipment

Property and equipment consisted of the following at December 31, 2025 and 2024:

	December 31,
($ in thousands)	2025	2024
Land and land improvements	$63,067	$63,016
Buildings and leasehold improvements	316,628	312,871
Furniture, fixtures and equipment	131,149	128,401
Software	107,771	106,884
Assets under development	13,384	14,557
Property and equipment, gross	631,999	625,729
Accumulated depreciation and amortization	(370,818)	(345,962)
Property and equipment, net	$261,181	$279,767

Assets under development is comprised primarily of software design and implementation costs.

Depreciation and amortization expense was $27.3 million, $32.3 million and $34.7 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Property and Equipment Held for Sale

There were no assets that met the criteria to be classified as held for sale at December 31, 2025 and 2024. For more information on the Company’s policy for accounting for assets held for sale, refer to Note 1 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements.

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

The following tables present supplemental information pertaining to operating leases at and for the years ended December 31, 2025 and 2024.

	Years Ended December 31,
($ in thousands)	2025	2024
Cash paid for amounts included in the measurement of lease liabilities for operating leases	$17,370	$16,992
Right of use assets obtained in exchange for lease liabilities	11,932	5,749

	December 31,
	2025	2024
Weighted-average remaining lease term (in years)	9.74	10.40
Weighted-average discount rate	3.92%	3.77%

The following table sets forth the maturities of the Company’s lease liabilities and the present value discount at December 31, 2025.

($ in thousands)
2026	$18,737
2027	18,728
2028	17,559
2029	15,679
2030	12,881
Thereafter	64,025
Total	$147,609
Present value discount	(26,104)
Lease liability	$121,505

The following table sets forth the components of the Company’s lease expense for the years ended December 31, 2025, 2024 and 2023.

	Years Ended December 31,
($ in thousands)	2025	2024	2023
Operating lease expense	$17,275	$16,358	$16,545
Short-term lease expense	645	323	144
Variable lease expense	399	329	243
Sublease income	(440)	(391)	(403)
Total	$17,879	$16,619	$16,529

At December 31, 2025, the Company had four leases that had not yet commenced, with discounted lease obligations totaling $7.4 million.

Note 7. Goodwill and Other Intangible Assets

Goodwill represents the excess of the consideration paid over the fair value of the net assets acquired or the excess of the fair value of the net liabilities assumed over the consideration received in a business combination. The carrying amount of goodwill was $925.4 million at December 31, 2025 and $855.5 million at December 31, 2024. For information regarding changes to the Company’s carrying amount of goodwill and other intangibles, refer to Note 2 – Acquisition.

The Company completed its annual impairment test of goodwill as of September 30, 2025 by performing a qualitative (Step Zero) assessment. The qualitative assessment involved the examination of changes in macroeconomic conditions, industry and market conditions, overall financial performance, cost factors and other relevant entity-specific events, including changes in management and other key personnel and changes in the share price of the Company’s common stock. As a result of the assessment, the Company concluded that its goodwill was not impaired.

No goodwill impairment charges were recognized during the years ended December 31, 2025, 2024 or 2023.

Identifiable intangible assets with finite lives are amortized over the periods benefited and are evaluated for impairment similar to other long-lived assets. The purchase and carrying values of intangible assets subject to amortization at December 31, 2025 and 2024 were as follows:

	December 31, 2025
	Purchase	Accumulated	Carrying
($ in thousands)	Value	Amortization	Value
Core deposit intangibles	$235,845	$223,561	$12,284
Credit card and trust relationships	80,662	25,875	54,787
Total	$316,507	$249,436	$67,071

	December 31, 2024
	Purchase	Accumulated	Carrying
($ in thousands)	Value	Amortization	Value
Core deposit intangibles	$235,845	$217,260	$18,585
Credit card and trust relationships	49,962	33,323	16,639
Total	$285,807	$250,583	$35,224

Aggregate amortization expense by category of finite lived intangible assets for the years ended December 31, 2025, 2024, and 2023 are as follows:

	Years Ended December 31,
($ in thousands)	2025	2024	2023
Core deposit intangibles	$6,301	$7,602	$9,613
Credit card and trust relationships	3,652	1,811	1,943
Total	$9,953	$9,413	$11,556

At December 31, 2025, the weighted-average remaining life of core deposit intangibles was approximately 8 years, and the weighted-average remaining life of other identifiable intangibles was approximately 20 years.

The following table shows estimated amortization expense of other intangible assets at December 31, 2025 for the five succeeding years and all years thereafter, calculated based on current amortization schedules.

($ in thousands)
2026	$8,175
2027	6,393
2028	5,881
2029	5,429
2030	5,016
Thereafter	36,177
Total	$67,071

Note 8. Other Assets

Significant balances included in Other Assets in the Consolidated Balance Sheets at December 31, 2025 and 2024 are presented below.

	December 31,
($ in thousands)	2025	2024
Investments in small business investment and other companies	$64,203	$61,952
Derivative assets	63,126	73,840
Derivative collateral	32,890	64,260
FHLB stock	29,713	11,958
Income tax receivable	23,004	19,207
Investments in low income housing tax credit entities	21,836	25,577
Other	49,463	43,947
Total	$284,235	$300,741

The Company invests in certain affordable housing project limited partnerships that are qualified low-income housing tax credit developments. These investments are considered variable interest entities for which the Company is not the primary beneficiary and, therefore, are not consolidated. These partnerships generate low-income tax credits that are earned over a 10-year period, beginning with the year the rental activity begins. The Company has elected to use the practical expedient method of amortization, which approximates the proportional amortization method, whereby the investment cost is amortized in proportion to the allocated tax credits over the 10 year tax credit period. Additionally, the Company recognizes deferred taxes on the basis difference of the tax equity investment to reflect the financial impact of other tax benefits (e.g., tax operating losses) not included in the practical expedient amortization. The tax credits, when realized, are reflected in the consolidated statements of income as a reduction of income tax expense. The Company’s investments in affordable housing limited partnerships totaled $37.5 million at both December 31, 2025 and 2024, with a carry balance net of accumulated amortization included in the other assets line item on our Consolidated

Balance Sheets totaling $21.8 million and $25.6 million, respectively, for those same periods. The net impact of the low-income housing tax credit program was not material to our Consolidated Statements of Income or Cash Flows for the years ended December 31, 2025 and 2024.

Note 9. Deposits

The following table presents a detail of deposits at December 31, 2025 and 2024:

	December 31,
($ in thousands)	2025	2024
Noninterest-bearing deposits	$10,374,991	$10,597,461
Interest-bearing retail transaction and savings deposits	11,998,892	11,327,725
Interest-bearing public fund deposits:
Public fund transaction and savings deposits	3,120,389	3,127,427
Public fund time deposits	96,925	85,072
Total interest-bearing public fund deposits	3,217,314	3,212,499
Retail time deposits	3,688,577	4,348,265
Brokered time deposits	—	6,901
Total interest-bearing deposits	18,904,783	18,895,390
Total deposits	$29,279,774	$29,492,851

The maturity of time deposits at December 31, 2025 follows.

($ in thousands)
2026	$3,739,010
2027	25,322
2028	11,710
2029	4,286
2030	4,057
Thereafter	1,117
Total time deposits	$3,785,502

The aggregate amount of time deposit in accounts in denominations that meet or exceed the insured limit of $250,000 totaled approximately $1.5 billion at December 31, 2025.

Note 10. Short-Term Borrowings

The following table presents information concerning short-term borrowings at and for the years ended December 31, 2025 and 2024:

	December 31,
($ in thousands)	2025	2024
Federal funds purchased:
Amount outstanding at period end	$70,400	$300
Average amount outstanding during period	16,879	12,935
Maximum amount at any month end during period	110,300	200,275
Weighted-average interest rate at period end	3.74%	3.90%
Weighted-average interest rate during period	4.84%	5.61%
Securities sold under agreements to repurchase:
Amount outstanding at period end	$546,892	$638,715
Average amount outstanding during period	613,630	639,912
Maximum amount at any month end during period	734,288	792,589
Weighted-average interest rate at period end	1.18%	0.95%
Weighted-average interest rate during period	1.36%	1.65%
FHLB borrowings:
Amount outstanding at period end	$400,000	$—
Average amount outstanding during period	339,044	238,593
Maximum amount at any month end during period	1,275,000	650,000
Weighted-average interest rate at period end	3.62%	—
Weighted-average interest rate during period	4.28%	5.48%

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

Short-term borrowings include Federal Home Loan Bank (FHLB) advances totaling $0.4 billion as of December 31, 2025 which consisted of one fixed rate note entered into on December 31, 2025, that matured on January 2, 2026. There were no FHLB advances outstanding at December 31, 2024. As FHLB short-term borrowings mature, they are generally paid off and replaced with new short-term advances, if warranted, depending on funding needs.

Note 11. Long-Term Debt

At December 31, 2025 and 2024, long-term debt was comprised of the following:

	December 31,
($ in thousands)	2025	2024
Subordinated notes payable, maturing June 2060	$172,500	$172,500
Other long-term debt	32,135	43,424
Less: unamortized debt issuance costs	(5,228)	(5,380)
Total long-term debt	$199,407	$210,544

The following table sets forth unamortized debt issuance costs associated with the respective debt instruments at December 31, 2025:

($ in thousands)	Principal	Unamortized Debt Issuance Costs
Subordinated notes payable, maturing June 2060	$172,500	$5,228
Other long-term debt	32,135	—
Total	$204,635	$5,228

On June 9, 2020, the Company completed the issuance of subordinated notes payable with an aggregate principal amount of $172.5 million, with a stated maturity of June 15, 2060. The notes accrue interest at a fixed rate of 6.25% per annum, with quarterly interest payments that began September 15, 2020. Subject to prior approval by the Federal Reserve, the Company may redeem the notes in whole or in part on any interest payment dates. This debt qualifies as tier 2 capital in the calculation of certain regulatory capital ratios.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional or contractual amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at December 31, 2025 and 2024.

		December 31, 2025			December 31, 2024
			Derivative (1)			Derivative (1)
($ in thousands)	Type of Hedge	Notional or Contractual Amount	Assets	Liabilities	Notional or Contractual Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate loans	Cash Flow	$1,775,000	$4,026	$16,335	$1,350,000	$—	$48,022
Interest rate swaps - securities	Fair Value	397,500	23,569	—	477,500	39,647	—
		$2,172,500	$27,595	$16,335	$1,827,500	$39,647	$48,022
Derivatives not designated as hedging instruments:
Interest rate swaps	N/A	$5,308,711	$73,725	$73,829	$4,926,461	$108,702	$108,761
Risk participation agreements	N/A	373,117	10	10	445,554	7	9
Forward commitments to sell residential mortgage loans	N/A	9,081	2	108	25,526	—	383
Interest rate-lock commitments on residential mortgage loans	N/A	23,192	497	—	27,465	420	—
To Be Announced (TBA) securities	N/A	30,000	4	62	15,250	88	1
Foreign exchange forward contracts	N/A	82,157	3,779	3,745	82,756	1,389	1,358
Visa Class B derivative contract	N/A	41,588	—	1,284	42,020	—	2,089
		$5,867,846	$78,017	$79,038	$5,565,032	$110,606	$112,601
Total derivatives		$8,040,346	$105,612	$95,373	$7,392,532	$150,253	$160,623
Less: netting adjustments (2)			(42,486)	(6)		(76,413)	—
Total derivative assets/liabilities			$63,126	$95,367		$73,840	$160,623

(1) Derivative assets and liabilities are reported in other assets or other liabilities, respectively, in the consolidated balance sheets.

(2) Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty. See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans. For each agreement, the Company receives interest at a fixed rate and pays at a variable rate. The Company terminated certain swap agreements during the fiscal years ended December 31, 2024 and 2023, resulting in cash paid of approximately $13.7 million and $2.9 million, respectively. There were no terminated interest rate swap agreements designated as cash flow hedges during the fiscal year ended December 31, 2025. The net cash received/paid for these transactions was recorded as accumulated other comprehensive income (loss) and is being amortized into earnings through the original maturity dates of the respective contracts. The notional amounts of the active interest rate swap agreements at December 31, 2025 expire as follows: $425 million in 2026; $825 million in 2027, $50 million in 2028, $275 million in 2029 and $200 million in 2030.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps on securities available for sale

The Company is party to forward-starting fixed payer swaps that convert the latter portion of the term of certain available for sale securities to a floating rate. These derivative instruments are designated as fair value hedges of interest rate risk. This strategy provides the Company with a fixed rate coupon during the front-end unhedged tenor of the bonds and results in a floating rate security during the back-end hedged tenor. At December 31, 2025, these single layer instruments have hedge start dates between January 2025 and July 2026, and maturity dates from December 2027 through March 2031. The change in the fair value of the hedged item attributable to interest rate risk and the net hedge income from effective hedges is presented in interest income along with the fair value of the hedging instrument.

During the year ended December 31, 2025, $248.5 million of fair value hedges became effective with the resulting net earnings recorded in interest income on the “Securities-taxable” line item on the Consolidated Statements of Income. Once effective, fair value hedges synthetically convert the notional portion of the hedged asset to a variable rate over the life of the hedge that is indexed to the federal funds effective rate.

The hedged available for sale securities are part of closed portfolios of pre-payable commercial mortgage-backed securities. In accordance with ASC 815, prepayment risk may be excluded when measuring the change in fair value of such hedged items attributable to interest rate risk under the portfolio layer method. At December 31, 2025, the amortized cost basis of the closed portfolio of pre-payable commercial mortgage-backed securities totaled $432.0 million, excluding any basis adjustment. The amount that represents the hedged items was $373.8 million and the basis adjustment associated with the hedged items was a loss totaling $23.7 million.

The Company terminated certain swap agreements designated as a fair value hedge during the years ended December 31, 2025 and 2023, resulting in net cash received of approximately $2.3 million and $19.3 million, respectively. There were no fair value swap agreements terminated during the year ended December 31, 2024. At the time of termination, the value of the swaps was recorded as an adjustment to the book value of the underlying security, thereby changing its current book yield and extending its duration, if held, or impacting the net gain or loss, if sold.

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

The contract includes a contingent accelerated termination clause based on the credit ratings of the Company. At December 31, 2025 and 2024, the fair value of the liability associated with this contract was $1.3 million and $2.1 million respectively. Refer to Note 21 – Fair Value of Financial Instruments for discussion of the valuation inputs and process for this derivative liability.

Effect of Derivative Instruments on the Statements of Income

The effects of derivative instruments on the Consolidated Statements of Income for the years ended December 31, 2025, 2024, and 2023 are presented in the table below.

		Years Ended December 31,
($ in thousands) Derivative Instruments:	Location of Gain (Loss) Recognized in the Statements of Income:	2025	2024	2023
Cash flow hedges:
Variable rate loans	Interest income - loans	$(33,743)	$(47,944)	$(40,714)
Fair value hedges:
Securities	Interest income - securities - taxable	18,096	12,627	11,945
Securities - termination	Noninterest income - securities transactions, net	399	—	2,725
Derivatives not designated as hedging:
Residential mortgage banking	Noninterest income - secondary mortgage market operations	(12)	335	753
Customer and all other instruments	Noninterest income - other noninterest income	5,819	(3,790)	420
Total gain (loss)		$(9,441)	$(38,772)	$(24,871)

Credit Risk-Related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as the downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. The Company is not in violation of any such provisions. The aggregate fair value of derivative instruments with credit risk-related contingent features that were in a net liability position at December 31, 2025 and 2024 was $13.2 million and $39.1 million, respectively, for which the Company had posted collateral of $13.0 million and $38.0 million, respectively.

Offsetting Assets and Liabilities

The Bank’s derivative instruments with certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero. Agreements with certain bilateral counterparties require both parties to maintain collateral in the event that the fair values of derivative instruments exceed established exposure thresholds. For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses. Offsetting information in regards to all derivative assets and liabilities, including accrued interest subject to these master netting agreements at December 31, 2025 and 2024 is presented in the following tables:

As of December 31, 2025
		Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts Recognized	Statement of Financial Position	Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$89,930	$(43,810)	$46,120	$36,259	$32,890	$42,751
Derivative Liabilities	$36,264	$(5)	$36,259	$36,259	$—	$—

As of December 31, 2024
		Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Position
($ in thousands)	Gross Amounts Recognized	Statement of Financial Position	Statement of Financial Position	Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$149,808	$(77,915)	$71,893	$54,707	$64,260	$81,446
Derivative Liabilities	$54,707	$—	$54,707	$54,707	$—	$—

The Company has excess posted collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

Note 13. Stockholders’ Equity

Common Shares Outstanding

Common shares outstanding excludes treasury shares totaling 10.7 million and 6.7 million with a first-in-first-out cost basis of $502.9 million and $264.1 million at December 31, 2025 and 2024, respectively. Shares outstanding also excludes unvested restricted share awards of totaling 8,520 and 111,964 at December 31, 2025 and 2024, respectively.

Stock Buyback Programs

On December 10, 2025, the Company’s Board of Directors approved a stock buyback program, effective January 1, 2026, whereby the Company is authorized to repurchase up to 5% of the shares of the Company's common stock outstanding as of December 31, 2025, or approximately 4.1 million shares, through the program’s expiration date of December 31, 2026. The program allows the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions, from time to time, depending on market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The Company is not obligated to purchase any shares under this program, and the Board of Directors has the ability to terminate or amend the program at any time prior to the expiration date.

Prior to its completion in December 2025, the Company had in place a stock repurchase program authorized by the Board of Directors on December 9, 2024, whereby the Company was authorized to repurchase up to 5% of the Company's common stock outstanding at December 31, 2024, or approximately 4.3 million shares, with the same terms described above through the program's expiration date of December 31, 2026. During the year ended December 31, 2025, the Company repurchased all of the 4,306,200 shares of its common stock that were authorized under this program, at an average cost of $57.30 per share, inclusive of commissions, under this program. The Company has accrued $2.2 million of estimated excise tax associated with share repurchases during the year ended December 31, 2025.

Prior to its expiration on December 31, 2024, the Company had in place a stock repurchase program authorized by the Board of Directors on January 26, 2023, whereby the Company was authorized to repurchase up to 5% of the Company's common stock outstanding at December 31, 2022, or approximately 4.3 million shares, with terms the same as those described above. During the year ended December 31, 2024, the Company repurchased 762,993 shares of its common stock at an average cost of $49.40 per share, inclusive of commissions, under this program. No shares were repurchased under this program in 2023. The Company paid $0.1 million of estimated excise tax associated with share repurchases during 2024.

Accumulated Other Comprehensive Income (Loss)

Accumulated Other Comprehensive Income or Loss (AOCI) is reported as a component of stockholders’ equity. AOCI can include, among other items, unrealized holding gains and losses on securities available for sale (AFS), including the Company’s share of unrealized gains and losses reported by a partnership accounted for under the equity method, gains and losses associated with pension or other post-retirement benefits that are not recognized immediately as a component of net periodic benefit cost, and gains and losses on derivative instruments that are designated as, and qualify as, cash flow hedges. Net unrealized gains and losses on AFS securities reclassified as securities held to maturity (HTM) also continue to be reported as a component of AOCI and will be amortized over the estimated remaining life of the securities as an adjustment to interest income. Subject to certain thresholds, unrealized losses on employee benefit plans will be reclassified into income as pension and post-retirement costs are recognized over the remaining service period of plan participants. Accumulated gains or losses on cash flow hedges of variable rate loans described in Note 12 will be reclassified into income over the life of the hedge. Accumulated other comprehensive loss resulting from the terminated interest rate swaps are being amortized over the remaining maturities of the designated instruments. Gains and losses within AOCI are net of deferred income taxes, where applicable.

A rollforward of the components of Accumulated Other Comprehensive Income (Loss) is presented in the table that follows:

($ in thousands)	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Cash Flow Hedges	Equity Method Investment	Total
Balance, December 31, 2022	$(584,408)	$(10,734)	$(97,952)	$(79,093)	$5	$(772,182)
Net change in unrealized gain (loss)	104,543	—	—	(13,850)	368	91,061
Reclassification of net loss realized and included in earnings	68,105	—	6,800	40,714	—	115,619
Valuation adjustments to employee benefit plans	—	—	(13,325)	—	—	(13,325)
Amortization of unrealized net loss on securities transferred to held to maturity	—	1,747	—	—	—	1,747
Income tax (expense) benefit	(38,988)	(398)	1,416	(6,077)	—	(44,047)
Balance, December 31, 2023	$(450,748)	$(9,385)	$(103,061)	$(58,306)	$373	$(621,127)
Net change in unrealized loss	(31,119)	—	—	(33,678)	(344)	(65,141)
Reclassification of net loss realized and included in earnings	—	—	4,888	47,944	—	52,832
Valuation adjustments to employee benefit plans	—	—	28,191	—	—	28,191
Amortization of unrealized net loss on securities transferred to held to maturity	—	1,670	—	—	—	1,670
Income tax (expense) benefit	8,188	(356)	(7,253)	(3,096)	—	(2,517)
Balance, December 31, 2024	$(473,679)	$(8,071)	$(77,235)	$(47,136)	$29	$(606,092)
Net change in unrealized gain	232,827	—	—	8,094	3,056	243,977
Reclassification of net (gain) loss realized and included in earnings	410	—	3,281	33,742	(2,400)	35,033
Valuation adjustments to employee benefit plans	—	—	17,231	—	—	17,231
Amortization of unrealized net loss on securities transferred to held to maturity	—	1,580	—	—	—	1,580
Income tax expense	(53,393)	(367)	(4,725)	(9,495)	—	(67,980)
Balance, December 31, 2025	$(293,835)	$(6,858)	$(61,448)	$(14,795)	$685	$(376,251)

The following table shows the line items in the consolidated statements of income affected by amounts reclassified from AOCI:

Amount reclassified from AOCI (a)	Year Ended December 31,		Increase (Decrease) in Affected
($ in thousands)	2025	2024	Income Statement Line Item
Amortization of unrealized net loss on securities transferred to HTM	$(1,580)	$(1,670)	Interest income
Tax effect	367	356	Income taxes
Net of tax	(1,213)	(1,314)	Net income
Loss on sale of AFS securities	(410)	—	Securities transactions, net
Tax effect	94	—	Income taxes
Net of tax	(316)	—	Net income
Amortization of defined benefit pension and post-retirement items	(3,281)	(4,888)	Other noninterest expense
Tax effect	756	1,072	Income taxes
Net of tax	(2,525)	(3,816)	Net income
Reclassification of unrealized loss on cash flow hedges	(27,619)	(45,537)	Interest income
Tax effect	6,268	9,882	Income taxes
Net of tax	(21,351)	(35,655)	Net income
Amortization of loss on terminated cash flow hedges	(6,123)	(2,407)	Interest income
Tax effect	1,390	522	Income taxes
Net of tax	(4,733)	(1,885)	Net income
Reclassification of unrealized gain on equity method investment	2,400	—	Other noninterest income
Tax effect	—	—	Income taxes
Net of tax	2,400	—	Net income
Total reclassifications, net of tax	$(27,738)	$(42,670)	Net income
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

To evaluate capital adequacy, regulators compare an institution’s regulatory capital ratios with their agency guidelines, as well as with the guidelines established as part of the uniform regulatory framework for prompt corrective supervisory action toward financial institutions. The framework for prompt corrective action categorizes capital levels into one of five classification ratings from well-capitalized to critically under-capitalized. For an institution to be eligible to be classified as well capitalized its Total risk-based capital ratios must be at least 10.0% for total capital, 6.5% for Common Equity Tier 1 and 8.0% for Tier 1 capital, and its leverage ratio must be at least 5.0%. In reaching an overall conclusion on capital adequacy or assigning a classification under the uniform framework, regulators also consider other subjective and quantitative measures of risk associated with an institution. The Company and the Bank were deemed to be well capitalized based upon the most recent notifications from their regulators. There are no conditions or events since those notifications that management believes would change the classifications. At December 31, 2025 and 2024, the Company and the Bank were in compliance with all of their respective minimum regulatory capital requirements.

Following is a summary of the actual regulatory capital amounts and ratios for the Company and the Bank together with corresponding regulatory capital requirements at December 31, 2025 and 2024.

	Actual		Required for Minimum Capital Adequacy		Required To Be Well Capitalized
($ in thousands)	Amount	Ratio %	Amount	Ratio %	Amount	Ratio %
At December 31, 2025
Tier 1 leverage capital
Hancock Whitney Corporation	$3,872,490	11.17	$1,386,435	4.00	$1,733,044	5.00
Hancock Whitney Bank	3,753,825	10.84	1,385,477	4.00	1,731,847	5.00
Common equity tier 1 (to risk weighted assets)
Hancock Whitney Corporation	$3,872,490	13.65	$1,276,984	4.50	$1,844,532	6.50
Hancock Whitney Bank	3,753,825	13.24	1,275,931	4.50	1,843,011	6.50
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	$3,872,490	13.65	$1,702,645	6.00	$2,270,193	8.00
Hancock Whitney Bank	3,753,825	13.24	1,701,241	6.00	2,268,322	8.00
Total capital (to risk weighted assets)
Hancock Whitney Corporation	$4,383,948	15.45	$2,270,193	8.00	$2,837,741	10.00
Hancock Whitney Bank	4,092,783	14.43	2,268,322	8.00	2,835,402	10.00
At December 31, 2024
Tier 1 leverage capital
Hancock Whitney Corporation	$3,886,926	11.29	$1,377,216	4.00	$1,721,520	5.00
Hancock Whitney Bank	3,754,217	10.91	1,376,113	4.00	1,720,142	5.00
Common equity tier 1 (to risk weighted assets)
Hancock Whitney Corporation	$3,886,926	14.14	$1,237,066	4.50	$1,786,873	6.50
Hancock Whitney Bank	3,754,217	13.67	1,235,956	4.50	1,785,270	6.50
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	$3,886,926	14.14	$1,649,421	6.00	$2,199,228	8.00
Hancock Whitney Bank	3,754,217	13.67	1,647,942	6.00	2,197,256	8.00
Total capital (to risk weighted assets)
Hancock Whitney Corporation	$4,378,748	15.93	$2,199,228	8.00	$2,749,036	10.00
Hancock Whitney Bank	4,073,539	14.83	2,197,256	8.00	2,746,570	10.00

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

Note 14. Other Noninterest Income and Other Noninterest Expense

The components of other noninterest income and other noninterest expense are as follows:

	Years Ended December 31,
($ in thousands)	2025	2024	2023
Other noninterest income:
Income from bank-owned life insurance	$21,348	$16,944	$15,454
Credit-related fees	11,273	12,036	12,557
Income (loss) from derivatives	5,819	(3,790)	420
Net gains on sales of premises, equipment and other assets	6,119	7,820	19,388
Other miscellaneous income	23,023	26,991	23,617
Total other noninterest income	$67,582	$60,001	$71,436
Other noninterest expense:
Corporate value and franchise taxes	$17,272	$19,002	$20,355
Advertising	14,261	13,298	13,454
Telecommunication and postage	10,134	9,519	10,773
Entertainment and contributions	12,900	11,849	10,664
Tax credit investment amortization	4,258	6,250	5,791
Travel expenses	7,115	5,965	5,469
Printing and supplies	3,981	3,939	4,073
Other retirement expense	(16,172)	(18,112)	(13,460)
Other miscellaneous expense	34,267	32,773	31,573
Total other noninterest expense	$88,016	$84,483	$88,692

Note 15. Income Taxes

Income tax expense included in net income consisted of the following components:

	Years Ended December 31,
($ in thousands)	2025	2024	2023
Included in net income
Current federal	$89,830	$94,382	$72,884
Current state	13,270	14,477	10,656
Total current provision	103,100	108,859	83,540
Deferred federal	21,114	3,648	12,139
Deferred state	2,108	651	1,847
Total deferred provision	23,222	4,299	13,986
Total expense included in net income	$126,322	$113,158	$97,526

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

Significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
($ in thousands)	2025	2024
Deferred tax assets:
Allowance for loan losses	$73,479	$80,270
Federal and state net operating loss	8,483	2,560
Lease liability	27,399	26,686
Net unrealized losses on securities available-for-sale and cash flow hedges	93,189	155,432
Derivatives	12,304	22,840
Other	10,015	14,271
Gross deferred tax assets	224,869	302,059
Valuation allowance	(5,928)	(4,623)
Net deferred tax assets	$218,941	$297,436
Deferred tax liabilities:
Employee compensation and benefits	$(20,660)	$(14,708)
Fixed assets & intangibles	(35,435)	(33,500)
Lease financing	(66,455)	(60,354)
Right-of-use asset	(23,014)	(22,383)
Loan purchase accounting adjustments	—	(8)
Other	(17,579)	(19,916)
Gross deferred tax liabilities	$(163,143)	$(150,869)
Net deferred tax asset	$55,798	$146,567

Reported income tax expense differed from amounts computed by applying the statutory income tax rate of 21% for the years ended December 31, 2025, 2024 and 2023 to earnings or loss before income taxes. Historically, the primary differences have been due to tax-exempt income, federal and state tax credits and excess tax benefits from stock-based compensation. The main source of tax credits has been investments in tax-advantaged securities and tax credit projects. These investments are made primarily in the markets we serve and directed at tax credits issued under the Federal and State New Market Tax Credit (NMTC) programs, Low-Income Housing Tax Credit (LIHTC) programs, as well as pre-2018 Qualified Zone Academy Bonds (QZAB) and Qualified School Construction Bonds (QSCB). A reconciliation between reported income tax expense and the amounts computed by applying the U.S. federal statutory income tax rate of 21% to income before taxes, prepared in accordance with the revised disclosure requirements of Topic 740, is presented in the table below. Disclosures for the comparative prior periods have been reclassified to conform to the current presentation.

	2025		2024		2023
($ in thousands)	Amount	%	Amount	%	Amount	%
U.S. federal statutory tax rate	$128,603	21.0%	$120,534	21.0%	$102,927	21.0%
State income taxes, net of federal income tax effect	11,808	1.9%	11,953	2.1%	9,703	2.0%
Effects of cross-border tax laws
Other	19	0.0%	—	0.0%	2	0.0%
Tax credits
New market tax credit	(4,805)	(0.8)%	(7,268)	(1.3)%	(6,924)	(1.4)%
Other	(2,098)	(0.3)%	(1,743)	(0.3)%	(2,650)	(0.5)%
Changes in valuation allowances	205	0.0%	234	0.0%	1,679	0.3%
Nontaxable or nondeductible Items
Tax-exempt interest	(7,773)	(1.3)%	(8,443)	(1.5)%	(8,755)	(1.8)%
Life insurance contracts	(5,882)	(1.0)%	(6,017)	(1.0)%	(4,020)	(0.8)%
Other	5,571	1.0%	3,908	0.7%	5,136	1.0%
Changes in unrecognized tax benefits	674	0.1%	—	0.0%	428	0.1%
Income tax expense	$126,322	20.6%	$113,158	19.7%	$97,526	19.9%

There were no activities or transactions with foreign tax effects or effects of changes in tax laws or rates enacted in any of the periods presented. In 2025, state and local income taxes in Florida and Mississippi comprise the majority of the domestic state and local income taxes, net of federal effect category. In 2024, state and local income taxes in Florida, Mississippi, and Tennessee comprise the majority of the domestic state and local income taxes, net of federal effect category. While in 2023, state and local income taxes in Alabama, Florida and Mississippi comprise the majority of the domestic state and local income taxes, net of federal effect category.

The Company had approximately $79.2 million in state net operating loss carryforwards that originated in the tax years 2003 through 2025 and begin expiring in 2032. A $79.2 million gross state valuation allowance has been established for all non-bank entity level state net operating loss carryforwards, which translates to a net $3.7 million valuation allowance in the Company’s deferred tax inventory. The remainder of the allowance is related to deferred executive compensation. The impact of this valuation allowance is not material to the financial statements.

The tax benefit of a position taken or expected to be taken in a tax return should be recognized when it is more likely than not that the position will be sustained on its technical merits. The liability for unrecognized tax benefits was immaterial as of December 31, 2025, 2024 and 2023. The Company recognizes interest and penalties, if any, related to income tax matters in income tax expense, and the amounts recognized during 2025, 2024 and 2023 were insignificant.

Income taxes paid (net of refunds received), disaggregated by jurisdictional categories (U.S. federal, U.S. state and local and non-U.S.) required by the revised requirements of Topic 740, is presented in the table below. The Company did not pay any non-U.S. taxes in years ended December 31, 2025, 2024 or 2023.

	Years Ended December 31,
($ in thousands)	2025	2024	2023
U.S. Federal	$90,888	$52,731	$88,668
U.S. state and local
Florida	*	3,480	*
Other	12,254	9,900	13,081
Total U.S. state and local	12,254	13,380	13,081
Total income taxes paid (net of refunds received)	$103,142	$66,111	$101,749

* The amount of income tax paid (net of refunds received) during this year does not meet the 5% disaggregation threshold.

The Company and its subsidiaries file a consolidated U.S. federal income tax return, as well as filing various state returns. Generally, the federal returns for years prior to 2022 are no longer subject to examination. State returns that are open to examination vary by jurisdiction and are generally open three to four years.

Note 16. Earnings Per Share

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

A summary of the information used in the computation of earnings per common share follows.

	Years Ended December 31,
($ in thousands, except per share data)	2025	2024	2023
Numerator:
Net income to common shareholders	$486,073	$460,815	$392,602
Net income or dividends allocated to participating securities - basic and diluted	2,042	3,027	4,014
Net income allocated to common shareholders - basic and diluted	$484,031	$457,788	$388,588
Denominator:
Weighted-average common shares - basic	84,905	86,346	86,130
Dilutive potential common shares	535	302	293
Weighted-average common shares - diluted	85,440	86,648	86,423
Earnings per common share:
Basic	$5.70	$5.30	$4.51
Diluted	$5.67	$5.28	$4.50

Potential common shares consist of stock options, nonvested performance-based awards, nonvested restricted stock units, and nonvested restricted share awards deferred under the Company’s nonqualified deferred compensation plan. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be antidilutive, i.e., increase earnings per share or reduce a loss per share. The weighted-average of potentially dilutive common shares that were anti-dilutive totaled 5,394, 16,338 and 100,391 for the years ended December 31, 2025, 2024 and 2023, respectively, and were excluded from the calculation of diluted earnings per common diluted share for the respective periods.

Note 17. Segment Reporting

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

The Capital Committee primarily uses net income and its components to make operational and financial decisions and manage the Company. Financial reports utilized include actual results compared to budget, forecasts, prior period results, peer information, and analyst estimates. The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies found in Note 1 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements. The significant segment expenses included in net income are presented in the financial statement captions shown on the face of the Consolidated Statements of Income and in Note 14 – Other Noninterest Income and Other Noninterest Expense, and align materially with those reported to the Capital Committee. There are no other segment items that are required to reconcile expenses included in net income to significant expenses reviewed by the Capital Committee.

Note 18. Retirement Benefit Plans

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

The Company makes contributions to this plan in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws, plus such additional amounts as the Company may determine to be appropriate. The Company was not required to make a contribution to the Pension Plan during 2025 or 2024. The Company does not anticipate being required to make a contribution, nor does it anticipate making a discretionary contribution to the Pension Plan in 2026.

The Company also offers a defined contribution retirement benefit plan, the Hancock Whitney Corporation 401(k) Savings Plan and Trust Agreement (“401(k) Plan”), that covers substantially all associates who have been employed 60 days and meet a minimum age requirement and employment classification criteria. The Company matches 100% of the first 1% of compensation saved by a participant, and 50% of the next 5% of compensation saved. Newly eligible associates are automatically enrolled at an initial 3% savings rate unless the associate actively opts out of participation in the plan. The 401(k) Plan was also amended during the second quarter of 2017 for participants whose benefits were frozen under the Pension Plan to add an enhanced Company contribution beginning January 1, 2018, in the amount of 2%, 4% or 6% of such participant’s eligible compensation, based on the participant’s age and years of service with the Company. The 401(k) Plan’s amendment further provided that the Company will contribute to the benefit of those associates of the Company hired or rehired after June 30, 2017, and those associates of the Company never enrolled in the Pension Plan an additional basic contribution in an amount equal to 2% of the associate’s eligible compensation beginning January 1, 2018. Participants vest in the new basic and enhanced Company contributions upon completion of three years of service.

The Company’s 401(k) plan matching expense totaled $18.8 million, $17.8 million and $17.9 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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

The Company assumed certain trends in health care costs in the determination of the benefit obligations. The plans assumed a 7.50% increase in health costs, increasing to 8.00% in 2026, declining to 5.75% uniformly over a three year period, and then following the Getzen model thereafter. At December 31, 2025, the mortality assumption was based on Revised RP-2014 Employee and Healthy Annuitants Bottom Quartile Fully Generational Mortality Table for Males and Females - Projected with Improvement Scale MP-2021.

The following tables detail the changes in the benefit obligations and plan assets of the defined benefit plans for the years ended December 31, 2025 and 2024, as well as the funded status of the plans at each year end and the amounts recognized in the Company’s Consolidated Balance Sheets. The Company uses a December 31 measurement date for all defined benefit pension plans and other postretirement benefit plans.

	Pension Benefits		Other Post-Retirement Benefits
($ in thousands)	2025	2024	2025	2024
Change in benefit obligation
Benefit obligation at beginning of year	$486,231	$517,648	$10,447	$13,404
Service cost	6,061	7,707	24	31
Interest cost	25,086	24,047	520	578
Plan participants' contributions	—	—	549	608
Plan amendments	—	—	369	—
Net actuarial gain (loss)	16,517	(35,453)	170	(2,371)
Benefits paid	(27,988)	(27,718)	(1,469)	(1,803)
Benefit obligation, end of year	505,907	486,231	10,610	10,447
Change in plan assets
Fair value of plan assets at beginning of year	734,820	723,064	—	—
Actual return on plan assets	81,135	40,388	—	—
Employer contributions	1,320	1,264	920	1,196
Plan participants' contributions	—	—	549	608
Benefit payments	(27,988)	(27,718)	(1,469)	(1,804)
Expenses	(2,286)	(2,178)	—	—
Fair value of plan assets, end of year	787,001	734,820	—	—
Funded status at end of year - net asset (liability)	$281,094	$248,589	$(10,610)	$(10,447)
Amounts recognized in accumulated other comprehensive loss
Unrecognized loss (gain) at beginning of year	$109,324	$141,049	$(9,474)	$(7,902)
Net actuarial loss (gain)	(21,678)	(31,725)	1,166	(1,572)
Unrecognized loss (gain) at end of year	$87,646	$109,324	$(8,308)	$(9,474)
Projected benefit obligation	$505,907	$486,231
Accumulated benefit obligation	488,780	467,634
Fair value of plan assets	787,001	734,820

The net funded status of $281.1 million for pension benefits plans includes an excess of plan assets over the benefit obligation of $292.4 million on the defined benefit pension plan, partially offset by an unfunded benefit obligation of $11.3 million for the nonqualified retirement plan.

Net actuarial gain is a significant component of the change in the projected benefit obligation of the Pension Plan for the year ended December 31, 2025. The actuarial gain was primarily driven by a change in the discount rate used in computing the projected benefit obligation at December 31, 2025.

The following table shows net periodic (benefit) cost included in expense and the changes in the amounts recognized in AOCI during the years ended December 31, 2025, 2024, and 2023.

	Pension Benefits			Other Post-Retirement Benefits
($ in thousands)	2025	2024	2023	2025	2024	2023
Net periodic (benefit) cost
Service cost	$6,061	$7,707	$7,916	$24	$31	$34
Interest cost	25,086	24,047	23,854	520	578	622
Expected return on plan assets	(45,059)	(47,626)	(44,710)	—	—	—
Amortization of net (gain) loss/prior service cost	4,404	5,687	7,643	(1,123)	(799)	(843)
Net periodic benefit	(9,508)	(10,185)	(5,297)	(579)	(190)	(187)
Other changes in plan assets and benefit obligations recognized in other comprehensive income, before taxes
Net (loss) gain recognized during the year	(4,404)	(5,687)	(7,643)	1,123	799	843
Net actuarial loss (gain)	(17,274)	(26,038)	13,449	43	(2,371)	92
Total recognized in other comprehensive income	(21,678)	(31,725)	5,806	1,166	(1,572)	935
Total recognized in net periodic benefit cost and other comprehensive income	$(31,186)	$(41,910)	$509	$587	$(1,762)	$748
Discount rate for benefit obligations	5.35%	5.62%	4.83%	5.28%	5.56%	4.81%
Discount rate for net periodic benefit cost	5.62%	4.83%	5.00%	5.56%	4.81%	4.98%
Expected long-term return on plan assets	6.25%	6.50%	6.50%	n/a	n/a	n/a
Rate of compensation increase	scaled *	scaled *	scaled *	n/a	n/a	n/a

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

The following table presents expected plan benefit payments over the ten years succeeding December 31, 2025:

($ in thousands)	Pension	Post-Retirement	Total
2026	$30,922	$837	$31,759
2027	32,352	873	33,225
2028	33,579	885	34,464
2029	34,791	852	35,643
2030	36,008	817	36,825
2031-2035	190,109	3,772	193,881
.	$357,761	$8,036	$365,797

The expected benefit payments are estimated based on the same assumptions used to measure the Company’s benefit obligations at December 31, 2025.

The fair values of pension plan assets at December 31, 2025 and 2024, by asset category, are shown in the following tables. The fair value is presented based on the Financial Accounting Standards Board’s fair value hierarchy that prioritizes inputs into the valuation techniques used to measure fair value. Level 1 uses quoted prices in active markets for identical assets, Level 2 uses significant observable inputs, and Level 3 uses significant unobservable inputs. In accordance with Subtopic 820-10 common trust funds are reported at fair value using net asset value per share (or its equivalent) as a practical expedient and are not classified in the fair value hierarchy.

For all investments, the plan attempts to use quoted market prices of identical assets on active exchanges, or Level 1 measurements. Where such quoted market prices are not available, the plan will use quoted prices for similar instruments or discounted cash flows to estimate the value, reported as Level 2.

	December 31, 2025
Fair Value Measurements by Asset Category / Fund	Level 1	Level 2	Level 3	Total
($ in thousands)
Cash and equivalents	$5,732	$—	$—	$5,732
Total cash and cash equivalents	5,732	—	—	5,732
Fixed income securities	37,238	34,384	—	71,622
Exchange Traded Fund (ETF)-Fixed income	4,834	—	—	4,834
Total fixed income	42,072	34,384	—	76,456
Domestic and foreign stock	50,646	—	—	50,646
Mutual funds-equity	40,900	—	—	40,900
Total equity	91,546	—	—	91,546
Total assets at fair value	139,350	34,384	—	173,734
Collective investment trust fund - equity	—	—	—	62,901
Common trust funds (fixed income)	—	—	—	483,491
Common trust fund (real assets)	—	—	—	66,875
Total	$139,350	$34,384	$—	$787,001

	December 31, 2024
Fair Value Measurements by Asset Category / Fund	Level 1	Level 2	Level 3	Total
($ in thousands)
Cash and equivalents	$6,357	$—	$—	$6,357
Total cash and cash equivalents	6,357	—	—	6,357
Fixed income securities	26,476	37,726	—	64,202
Exchange Traded Fund (ETF)-Fixed income	4,133	—	—	4,133
Total fixed income	30,609	37,726	—	68,335
Domestic and foreign stock	48,279	—	—	48,279
Mutual funds-equity	38,812	—	—	38,812
Total equity	87,091	—	—	87,091
Total assets at fair value	124,057	37,726	—	161,783
Common trust funds (fixed income)	—	—	—	514,562
Common trust fund (real assets)	—	—	—	58,475
Total	$124,057	$37,726	$—	$734,820

The following table presents the percentage allocation of the plan assets by asset category and corresponding target allocations at December 31, 2025 and 2024.

	Plan Assets		Target Allocation
	at December 31,		at December 31,
	2025	2024	2025	2024
Asset category:
Cash and equivalents	1%	1%	0 - 5%	0 - 5%
Fixed income securities	71	79	8-72%	8-72%
Equity securities	20	12	16-22%	16-22%
Real assets	8	8	4-10%	4-10%
	100%	100%

Plan assets are invested in long-term strategies and evaluated within the context of a long-term investment horizon, and the ultimate pension benefit obligation they are meant to satisfy. The overall goal of the investment program is to ensure solvency of the Plan, enabling the payment of pension obligations over time as they come due. Plan assets are diversified across multiple asset classes to minimize the risk of large losses, and are increasingly allocated to assets with characteristics that are likely to mimic the interest rate sensitivity of the Plan’s liabilities. Through these investments, the Plan seeks to offset the volatility of its liabilities and therefore reduce the volatility of the Plan’s funded status. Typically, the allocation will include investments in long duration fixed income securities. Short-term fluctuations in value are considered secondary to long-term results. The investment performance of the plan is regularly monitored to ensure that appropriate risk levels are being achieved and to evaluate returns versus a suitable market benchmark. The benefits investment committee meets periodically to review the policy, strategy, and performance of the plans.

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

Under the 2020 Plan, future awards may be granted for the issuance of an aggregate of 5,200,000 shares of the Company’s common stock, plus a number of additional shares of the Company’s common stock (not to exceed 1,000,000) for which awards under the 2014 Plan are cancelled, expired, forfeited or otherwise not issued, or settled in cash. The 2020 Plan limits the number of shares for which awards may be granted to any participant during any calendar year to 250,000 shares. The Company may use authorized unissued shares or shares held in treasury to satisfy awards under the 2020 Plan.

As of December 31, 2025, there were approximately 2.2 million shares available for future issuance under the 2020 equity compensation plan.

For the years ended December 31, 2025, 2024 and 2023, total share-based compensation expense recognized in income was $24.4 million, $22.7 million and $24.7 million, respectively. The total recognized income tax benefit related to the share-based compensation was $6.7 million, $6.3 million and $5.7 million for 2025, 2024 and 2023, respectively.

A summary of the Company’s nonvested restricted and performance shares for the year ended December 31, 2025 is presented below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2025	1,391,236	$46.14
Granted	561,240	56.14
Vested	(481,141)	44.84
Cancelled/Forfeited	(71,140)	48.02
Nonvested at December 31, 2025	1,400,195	$50.51

At December 31, 2025, there was $47.8 million of total unrecognized compensation expense related to nonvested restricted and performance share awards and units expected to vest in the future. This compensation is expected to be recognized in expense over a weighted-average period of 2.9 years. The fair value of shares that vested during the years ended December 31, 2025 and 2024 totaled $21.5 million and $24.0 million, respectively.

During the year ended December 31, 2025, the Company granted 445,989 restricted stock units (RSUs) to certain eligible employees. The holders of unvested restricted stock units have no rights as a shareholder of the Company, including voting or dividend rights. The Company has elected to award dividend equivalents on each restricted stock unit not deferred under the Company's nonqualified deferred compensation plan. Such dividend equivalents are forfeited should the employee terminate employment prior to the vesting of the RSU.

During the year ended December 31, 2025, the Company granted to key members of executive management 26,989 performance share awards subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $66.84 per share. The fair value of the performance share units subject to TSR at the grant date was determined using a Monte Carlo simulation method. The number of performance share units subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 49 regional banks. The

Company also granted 26,198 performance share awards subject to a return on average assets (ROAA) performance metric and 26,198 performance share awards subject to a return on average tangible common equity (ROATCE) performance metric with a grant date fair value of $52.02 per share for both performance share awards. The number of performance shares subject to ROAA and ROTCE that ultimately vest if any, will be based on the relative rank of the Company’s three-year ROAA and ROATCE relative the KBW Regional Bank index. The maximum number of performance share units that could vest is 200% of the target award. Compensation expense for these performance shares is recognized on a straight-line basis over the three-year service period.

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

The contractual amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. At December 31, 2025 and 2024, the Company had a reserve for unfunded lending commitments totaling $33.9 million and $24.1 million, respectively.

The following table presents a summary of the Company’s off-balance sheet financial instruments as of December 31, 2025 and December 31, 2024:

	December 31,
($ in thousands)	2025	2024
Commitments to extend credit	$9,650,197	$9,249,468
Letters of credit	409,010	420,614

Legal Proceedings

The Company is party to various legal proceedings arising in the ordinary course of business. Management does not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on the consolidated financial position or liquidity of the Company.

Federal Deposit Insurance Corporation (FDIC) Special Assessment

In November 2023, the FDIC approved a final rule to implement a special deposit insurance assessment to recover losses to the Deposit Insurance Fund (DIF) arising from the full protection of uninsured depositors under the systemic risk exception following the receiverships of Silicon Valley Bank and Signature Bank in the spring of 2023. To-date, the Company has expensed $27.6 million related to this special assessment based on loss estimate information provided by the FDIC.

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present, for each of the fair value hierarchy levels, the Company’s financial assets and liabilities that are measured at fair value on a recurring basis on the consolidated balance sheets at December 31, 2025 and 2024:

	December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$269,332	$—	$269,332
Municipal obligations	—	191,328	—	191,328
Corporate debt securities	—	16,357	—	16,357
Residential mortgage-backed securities	—	2,375,629	—	2,375,629
Commercial mortgage-backed securities	—	3,083,325	—	3,083,325
Collateralized mortgage obligations	—	25,946	—	25,946
Total available for sale securities	—	5,961,917	—	5,961,917
Mortgage loans held for sale	—	33,158	—	33,158
Derivative assets (1)	—	63,126	—	63,126
Total recurring fair value measurements - assets	$—	$6,058,201	$—	$6,058,201
Liabilities
Derivative liabilities (1)	$—	$94,083	$1,284	$95,367
Total recurring fair value measurements - liabilities	$—	$94,083	$1,284	$95,367

(1) For further disaggregation of derivative assets and liabilities, see Note 12 – Derivatives.

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$182,282	$—	$182,282
Municipal obligations	—	196,330	—	196,330
Corporate debt securities	—	17,616	—	17,616
Residential mortgage-backed securities	—	2,129,051	—	2,129,051
Commercial mortgage-backed securities	—	2,600,965	—	2,600,965
Collateralized mortgage obligations	—	35,247	—	35,247
Total available for sale securities	—	5,161,491	—	5,161,491
Mortgage loans held for sale	—	18,929	—	18,929
Derivative assets (1)	—	73,840	—	73,840
Total recurring fair value measurements - assets	$—	$5,254,260	$—	$5,254,260
Liabilities
Derivative liabilities (1)	$—	$158,534	$2,089	$160,623
Total recurring fair value measurements - liabilities	$—	$158,534	$2,089	$160,623

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

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements

The nominal changes in the fair value of level 3 financial instruments is due to the net impact of cash settlements and losses included in earnings. The level 3 fair value measurement was based on discounted cash flows, with a Visa Class B common share conversion ratio range of 1.55x to 1.54x and an estimated time to resolution of 21 to 33 months. The range of sensitivities that management utilized in its fair value calculations is deemed acceptable in the industry with respect to the identified financial instrument.

The Company’s policy is to recognize transfers between valuation hierarchy levels as of the end of a reporting period.

Fair Value of Assets Measured on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. Collateral-dependent loans individually evaluated for credit loss are measured at the fair value of the underlying collateral based on independent third-party appraisals that take into consideration market-based information such as recent sales activity for similar assets in the property’s market.

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

The following tables present the Company’s financial assets that are measured at fair value on a nonrecurring basis for each of the fair value hierarchy levels:

	December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent individually evaluated loans	$—	$—	$33,762	$33,762
Other real estate owned and foreclosed assets	—	—	14,788	14,788
Total nonrecurring fair value measurements	$—	$—	$48,550	$48,550

	December 31, 2024
($ in thousands)	Level 1	Level 2	Level 3	Total
Collateral dependent individually evaluated loans	$—	$—	$28,301	$28,301
Other real estate owned and foreclosed assets	—	—	27,797	27,797
Total nonrecurring fair value measurements	$—	$—	$56,098	$56,098

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

Short-Term FHLB Borrowings – FHLB borrowings at December 31, 2025 consisted of one short-term fixed rate borrowings (two calendar days outstanding); as such, the carrying amount of the instrument is a reasonable estimate of fair value. There were no FHLB borrowings at December 31, 2024

Long-Term Debt – The fair value is estimated by discounting the future contractual cash flows using current market rates at which debt with similar terms could be obtained.

Derivative Financial Instruments – The fair value measurement for derivative financial instruments is described earlier in this note.

The following tables present the estimated fair values of the Company’s financial instruments by fair value hierarchy levels and the corresponding carrying amounts.

	December 31, 2025
				Total	Carrying
($ in thousands)	Level 1	Level 2	Level 3	Fair Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$695,032	$229	$—	$695,261	$695,261
Available for sale securities	—	5,961,917	—	5,961,917	5,961,917
Held to maturity securities	—	2,011,026	—	2,011,026	2,132,882
Loans, net	—	—	23,588,681	23,588,681	23,650,709
Loans held for sale	—	33,158	—	33,158	33,158
Derivative financial instruments	—	63,126	—	63,126	63,126
Financial liabilities:
Deposits	$—	$—	$29,274,190	$29,274,190	$29,279,774
Federal funds purchased	—	70,400	—	70,400	70,400
Securities sold under agreements to repurchase	—	546,892	—	546,892	546,892
Short-term FHLB Borrowings	—	400,000	—	400,000	400,000
Long-term debt	—	162,257	—	162,257	199,407
Derivative financial instruments	—	94,083	1,284	95,367	95,367

	December 31, 2024
				Total	Carrying
($ in thousands)	Level 1	Level 2	Level 3	Fair Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$1,514,216	$409	$—	$1,514,625	$1,514,625
Available for sale securities	—	5,161,491	—	5,161,491	5,161,491
Held to maturity securities	—	2,233,526	—	2,233,526	2,435,663
Loans, net	—	—	22,562,577	22,562,577	22,980,565
Loans held for sale	—	21,525	—	21,525	21,525
Derivative financial instruments	—	73,840	—	73,840	73,840
Financial liabilities:
Deposits	$—	$—	$29,482,628	$29,482,628	$29,492,851
Federal funds purchased	—	300	—	300	300
Securities sold under agreements to repurchase	—	638,715	—	638,715	638,715
Long-term debt	—	174,660	—	174,660	210,544
Derivative financial instruments	—	158,534	2,089	160,623	160,623

Note 22. Condensed Parent Company Information

The following condensed financial statements reflect the accounts and transactions of Hancock Whitney Corporation only:

Condensed Balance Sheets

	December 31,
($ in thousands)	2025	2024
Assets:
Cash	$264,514	$272,693
Investment in bank subsidiaries	4,341,452	3,994,927
Investment in non-bank subsidiaries	25,830	27,460
Due from subsidiaries and other assets	3,182	3,301
Total assets	$4,634,978	$4,298,381
Liabilities and Stockholders' Equity:
Long term debt	$167,272	$167,120
Other liabilities	7,589	3,625
Stockholders' equity	4,460,117	4,127,636
Total liabilities and stockholders' equity	$4,634,978	$4,298,381

Condensed Statements of Income

	Years Ended December 31,
($ in thousands)	2025	2024	2023
Operating income
From subsidiaries:
Cash dividends received from bank subsidiaries	$380,000	$205,000	$185,000
Cash dividend from nonbank subsidiary	6,000	6,000	—
Equity in earnings of subsidiaries greater than dividends received	115,053	265,188	222,731
Total operating income	501,053	476,188	407,731
Other expense, net	19,885	19,828	19,587
Income tax benefit	(4,905)	(4,455)	(4,458)
Net income	$486,073	$460,815	$392,602
Other comprehensive income, net of tax	229,841	15,035	151,055
Comprehensive income	$715,914	$475,850	$543,657

Condensed Statements of Cash Flows

	Years Ended December 31,
($ in thousands)	2025	2024	2023
Cash flows from operating activities - principally dividends received from subsidiaries	$396,358	$227,125	$198,093
Net cash provided by operating activities	396,358	227,125	198,093
Cash flows from investing activities:
Proceeds from sale of premises and equipment	—	320	—
Net cash provided by investing activities	—	320	—
Cash flows from financing activities:
Dividends paid to stockholders	(153,803)	(130,840)	(104,697)
Repurchase of common stock	(246,874)	(37,690)	—
Proceeds from dividend reinvestment and other incentive plans	4,441	4,422	3,815
Payroll tax remitted on net share settlement of equity awards	(8,301)	(9,358)	(5,681)
Net cash used in financing activities	(404,537)	(173,466)	(106,563)
Net increase (decrease) in cash	(8,179)	53,979	91,530
Cash, beginning of year	272,693	218,714	127,184
Cash, end of year	$264,514	$272,693	$218,714

Note 23. Subsequent Event

Subsequent to December 31, 2025, in January 2026, the Company completed a restructuring of its available for sale investment securities portfolio, whereby lower-yielding securities were sold and the proceeds were reinvested in higher-yielding securities. The portfolio restructure included the sale of securities with an amortized cost of $1.5 billion for proceeds of $1.4 billion, resulting in a net pre-tax loss of approximately $98.5 million that will be reflected in earnings for the quarter ending March 31, 2026. Management has evaluated this portfolio restructure in accordance with ASC 855, Subsequent Events, and determined that it represents a nonrecognized subsequent event that did not require an adjustment to the accompanying consolidated financial statements as of December 31, 2025.

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

Management, including our principal executive officer and principal financial officer, has performed an evaluation of the effectiveness of our disclosure controls and procedures and based on that evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s management, with the participation of its principal executive and principal financial officers, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on the framework set forth in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form Y-9C) and compliance with specific laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls.

PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in Item 8. “Financial Statements and Supplementary Data,” has issued an attestation report on the Company’s internal control over financial reporting, which is also included in Item 8.

Based on the foregoing evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

There was no change in the Company’s internal control over financial reporting that occurred during the fourth quarter of 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2025.

Hancock Whitney Corporation will hold its Annual Meeting of Shareholders of common stock virtually on Wednesday, April 29, 2026, at 11:00 a.m. Central Daylight Time. Additional information about the Annual Meeting, including the matters to be considered, will be set forth in the Company’s definitive proxy statement for the 2026 Annual Meeting to be filed in due course with the SEC.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning our directors will appear in our definitive proxy statement to be filed with the Securities and Exchange Commission for our 2026 annual meeting of the shareholders under the caption, “Information about Our Directors.” Information concerning compliance with Section 16(a) of the Exchange Act will appear in our proxy statement under the caption, "Delinquent Section 16(a) Reports.” Information concerning our code of business ethics for officers and associates, our code of ethics for financial officers, and our code of ethics for directors will appear in our proxy statement under the caption “Transactions with Related Persons.” Information concerning our audit committee will appear in our proxy statement under the caption “Board of Directors and Corporate Governance – Board Committees – Audit Committee.” The information set forth under each such caption is incorporated herein by reference. The information required by Item 10 of this Report regarding our executive officers appears in a separately captioned heading in Item 1 of this Report.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 402, Item 407(e)(4) and Item 407(e)(5) of Regulation S-K will appear in our definitive proxy statement relating to our 2026 annual meeting of shareholders and is incorporated herein by reference.

The Company has adopted an insider trading policy that governs the purchase, sale, and/or other transactions of our securities by directors, officers and associates of the Company and its subsidiaries and their immediate family members (collectively, "Insiders") and any other individuals whom the Company may designate as Insiders because they have access to material nonpublic information concerning the Company. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025. In addition, with regard to the Company’s trading its own securities, it is the Company's policy to comply with federal securities laws and the applicable exchange listing requirements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning ownership of certain beneficial owners and management will appear in our definitive proxy statement relating to our 2026 annual meeting of shareholders under the caption “Security Ownership of Certain Beneficial Owners and Management.” The information set forth under each such caption is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions will appear in our definitive proxy statement relating to our 2026 annual meeting of shareholders under the caption “Transactions with Related Persons.” Information concerning director independence will appear in our proxy statement under the caption “Board of Directors and Corporate Governance.” The information set forth under each such caption is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company’s independent registered public accounting firm is PricewaterhouseCoopers LLP, New Orleans, LA, Auditor Firm ID 238.

Information concerning principal accountant fees and services will appear in our definitive proxy statement relating to our 2026 annual meeting of shareholders under the caption “Independent Registered Public Accounting Firm.” Such information is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1. The following consolidated financial statements of Hancock Whitney Corporation and subsidiaries are filed as part of this Report under Item 8. “Financial Statements and Supplementary Data”:

Consolidated Balance Sheets – December 31, 2025 and 2024

Consolidated Statements of Income – Years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Other Comprehensive Income – Years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Changes in Stockholders’ Equity– Years ended December 31, 2025, 2024 and 2023

Consolidated Statements of Cash Flows –Years ended December 31, 2025, 2024 and 2023

Notes to Consolidated Financial Statements – December 31, 2025

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

3.1

Second Amended and Restated Articles of Incorporation of the Company (filed as Exhibit 3.1 to the Company’s 8-K (File No. 001-36872) filed with the Commission on May 1, 2020, and incorporated herein by reference).

3.2	Second Amended and Restated Bylaws of the Company (filed as Exhibit 3.2 to the Company’s 8-K (File No. 001-36872) filed with the Commission on May 1, 2020, and incorporated herein by reference).

4.1

Specimen stock certificate of the Company (reflecting change in par value from $10.00 to $3.33, effective March 6, 1989) (filed as Exhibit 4 to the Company’s registration statement on Form S-8 (File No. 333-11831) filed with the Commission on September 12, 1996, and incorporated herein by reference).

4.2

Indenture, dated as of March 9, 2015, between Hancock Holding Company and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to Hancock Whitney Corporation’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 9, 2015).

4.3

Supplemental Indenture, dated as of June 2, 2020, between Hancock Whitney Corporation and The Bank of New York Mellon Trust Company, N.A. (filed as Exhibit 4.2 to the Company’s Form 8-K (File No. 001-36872) filed with the Commission on June 2, 2020, and incorporated herein by reference).

4.4

Form of Global Note representing the 6.25% Subordinated Notes due 2060 (filed as Exhibit 4.3 to the Company’s Form 8-K (File No. 001-36872) filed with the Commission on June 2, 2020, and incorporated herein by reference).

*10.1	2014 Long Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Form 8-K (File No. 0-13089) filed with the Commission on April 21, 2014, and incorporated herein by reference).

*10.2

Amendment to the Hancock Holding Company 2014 Long Term Incentive Plan (filed as Appendix A of the Company’s definitive Proxy Statement on Schedule 14A (File No. 001-36872) filed with the Commission on March 17, 2017, and incorporated herein by reference).

*10.3

Hancock Whitney Corporation 2020 Long Term Incentive Plan (filed as Exhibit 10.1 to the Company’s Form 8-K (File Number 001-36872) filed with the Commission on May 1, 2020, and incorporated herein by reference).

*10.4

Amendment to the Hancock Whitney Corporation 2020 Long Term Incentive Plan (filed as Appendix B of the Company’s definitive Proxy Statement on Schedule 14A (File No. 001-36872) filed with the Commission on March 15, 2022, and incorporated herein by reference).

*10.5

Amendment to the Hancock Whitney Corporation 2020 Long Term Incentive Plan (filed as Appendix B to the Company's 2020 Long Term Incentive Plan (filed as Appendix B of the Company's definitive Proxy Statement on Schedule 14A (File No. 001-36872) filed with the Commission on March 11, 2025, and incorporated herein by reference).

*10.6

Hancock Whitney Corporation 2010 Nonqualified Deferred Compensation Plan, restated effective May 25, 2018, (filed as Exhibit 99.3 to the Company’s Form S-8 (File No. 333-258295) filed with the Commission on July 30, 2021, and incorporated herein by reference).

*10.7

Hancock Whitney Corporation 2010 Employee Stock Purchase Plan, amended and restated effective July 1, 2018, (filed as Exhibit 99.2 to the Company’s Form S-8 (file No. 333-258295) filed with the Commission on July 30, 2021, and incorporated herein by reference).

*10.8

Form of Change in Control Employment Agreement between the Company and certain named executive officers effective January 1, 2021 (filed as Exhibit 10.7 to the Company’s Form 10-K for the year ended December 31, 2022 (File No. 001-36872), filed with the Commission on February 27, 2023, and incorporated by reference).

*10.9

Hancock Whitney Corporation Executive Incentive Plan effective January 1, 2022 (filed as Exhibit 10.8 to the Company’s Form 10-K for the year ended December 31, 2022 (File No. 001-36872), filed with the Commission on February 27, 2023, and incorporated by reference).

*10.10

Insurance Plan and Summary Plan Description, adopted by the Company effective July 1, 2014 (filed as Exhibit 10.20 to the Company’s Form 10-K for the year ended December 31, 2014 (File No. 0-13089), filed with the Commission on February 27, 2015, and incorporated herein by reference).

*10.11

Form of Restricted Common Stock Award Agreement effective January 1, 2020 (filed as Exhibit 10.10 to the Company’s Form 10-K for the year ended December 31, 2022 (File No. 001-36872), filed with the Commission on February 27, 2023, and incorporated by reference).

*10.12

Form of Restricted Stock Unit Award Agreement effective January 1, 2022 (filed as Exhibit 10.11 to the Company’s Form 10-K for the year ended December 31, 2022 (File No. 001-36872), filed with the Commission on February 27, 2023, and incorporated by reference).

*10.13

Form of Performance Stock Unit Award Agreement effective January 1, 2020 (filed as Exhibit 10.12 to the Company's Form 10-K for the year ended December 31, 2022 (File No. 001-36872), filed with the Commission on February 27, 2023, and incorporated by reference).

*10.14

Form of Performance Stock Unit Award Agreement effective January 1, 2022 (filed as Exhibit 10.13 to the Company’s Form 10-K for the year ended December 31, 2022 (File No. 001-36872), filed with the Commission on February 27, 2023, and incorporated by reference).

*10.15

Form of Hancock Whitney Performance Stock Award Agreement effective January 1, 2025 (filed as Exhibit 10.14 to the Company's Form 10-Q for the quarter ended March 31, 2025 (File No. 001-36872), filed with the Commission on May 8, 2025, and incorporated by reference).

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

97

Hancock Whitney Corporation Compensation Recoupment Policy (filed as Exhibit 97 to the Company's Form 10-K for the year ended December 31, 2023 (File No 001-36872) filed with the Commission on February 28, 2024, and incorporated by reference) Compensation Recoupment Policy

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

HANCOCK WHITNEY CORPORATION
Registrant

February 26, 2026	By:	/s/ John M. Hairston
Date		John M. Hairston
President & Chief Executive Officer (Principal Executive Officer)

February 26, 2026	By:	/s/ Michael M. Achary
Date		Michael M. Achary
Senior Executive Vice President & Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jerry L. Levens Jerry L. Levens	Chairman of the Board, Director	February 26, 2026

/s/ Frank E. Bertucci Frank E. Bertucci	Director	February 26, 2026

/s/ Moses H. Feagin Sr. Moses H. Feagin Sr.	Director	February 26, 2026

/s/ Randall W. Hanna Randall W. Hanna	Director	February 26, 2026

/s/ Suzette K. Kent	Director	February 26, 2026
Suzette K. Kent

/s/ H. Merritt Lane III H. Merritt Lane III	Director	February 26, 2026

/s/ Constantine S. Liollio Constantine S. Liollio	Director	February 26, 2026

/s/ Sonya C. Little Sonya C. Little	Director	February 26, 2026

/s/ Thomas H. Olinde Thomas H. Olinde	Director	February 26, 2026

/s/ Sonia A. Pérez Sonia A. Pérez	Director	February 26, 2026

/s/ Christine L. Pickering Christine L. Pickering	Director	February 26, 2026

/s/ Joan C. Teofilo Joan C. Teofilo	Director	February 26, 2026

/s/ C. Richard Wilkins C. Richard Wilkins	Director	February 26, 2026

/s/Albert J. Williams Albert J. Williams	Director	February 26, 2026