Form 10-Q
period 2026-03-31
HANCOCK WHITNEY CORP
filed 2026-05-07
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

81,157,968 common shares were outstanding at April 30, 2026.

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

MD&A – Management’s discussion and analysis of financial condition and results of operations

MDBCF – Mississippi Department of Banking and Consumer Finance

MEFD – reportable modified loans to borrowers experiencing financial difficulty

NAICS – North American Industry Classification System

NII – net interest income

n/m – not meaningful

NSF – Non-sufficient funds

OBBBA – “An Act to Provide for Reconciliation Pursuant to Title II of H. Con. Res. 14,” more commonly referred to as the “One Big Beautiful Bill Act,” enacted on July 4, 2025

OCI – other comprehensive income or loss

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

TSR – total shareholder return

U.S. Treasury – The United States Department of the Treasury

401(k) Plan – the Hancock Whitney Corporation 401(k) Savings Plan and Trust Agreement

Part I. Financial Information

Item 1. Financial Statements

Hancock Whitney Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	March 31,	December 31,
(in thousands, except per share data)	2026	2025
ASSETS
Cash and due from banks	$555,524	$562,995
Interest-bearing bank deposits	223,494	132,037
Federal funds sold	212	229
Securities available for sale, at fair value (amortized cost of $6,287,446 and $6,341,322)	5,976,386	5,961,917
Securities held to maturity (fair value of $1,926,729 and $2,011,026)	2,051,628	2,132,882
Loans held for sale (includes $36,477 and $33,158 measured at fair value)	63,090	33,158
Loans	23,991,840	23,958,440
Less: allowance for loan losses	(311,316)	(307,731)
Loans, net	23,680,524	23,650,709
Property and equipment, net of accumulated depreciation of $371,743 and $370,818	260,958	261,181
Right of use assets, net of accumulated amortization of $77,077 and $73,527	104,573	102,056
Prepaid expenses	60,386	58,847
Other real estate and foreclosed assets, net	11,257	14,788
Accrued interest receivable	141,254	138,509
Goodwill	925,404	925,404
Other intangible assets, net	64,523	67,071
Life insurance contracts	804,064	798,509
Funded pension assets, net	296,537	292,437
Deferred tax asset, net	34,936	55,798
Other assets	287,376	284,235
Total assets	$35,542,126	$35,472,762
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$10,344,878	$10,374,991
Interest-bearing	18,737,256	18,904,783
Total deposits	29,082,134	29,279,774
Short-term borrowings	1,360,451	1,017,292
Long-term debt	193,785	199,407
Accrued interest payable	14,557	14,485
Lease liabilities	124,287	121,505
Other liabilities	347,320	380,182
Total liabilities	31,122,534	31,012,645
Stockholders' equity:
Common stock	309,513	309,513
Capital surplus	1,393,663	1,491,219
Retained earnings	3,041,543	3,035,636
Accumulated other comprehensive loss, net	(325,127)	(376,251)
Total stockholders' equity	4,419,592	4,460,117
Total liabilities and stockholders' equity	$35,542,126	$35,472,762
Preferred shares authorized (par value of $20.00 per share)	50,000	50,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	92,947	92,947
Common shares outstanding	81,152	82,259

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
(in thousands, except per share data)	2026	2025
Interest income:
Loans, including fees	$331,355	$331,488
Loans held for sale	366	341
Securities-taxable	62,125	51,899
Securities-tax exempt	3,710	4,218
Short-term investments	3,826	7,375
Total interest income	401,382	395,321
Interest expense:
Deposits	104,446	120,507
Short-term borrowings	8,889	1,845
Long-term debt	2,882	3,064
Total interest expense	116,217	125,416
Net interest income	285,165	269,905
Provision for credit losses	13,172	10,462
Net interest income after provision for credit losses	271,993	259,443
Noninterest income:
Service charges on deposit accounts	25,902	24,119
Trust fees	24,574	18,022
Bank card and ATM fees	22,126	20,714
Investment and annuity fees and insurance commissions	12,572	11,415
Secondary mortgage market operations	3,529	3,468
Securities transactions, net	(98,595)	—
Other income	17,374	17,053
Total noninterest income	7,482	94,791
Noninterest expense:
Compensation expense	98,788	88,952
Employee benefits	28,360	25,395
Personnel expense	127,148	114,347
Net occupancy expense	13,129	13,580
Equipment expense	4,157	4,091
Data processing expense	32,796	31,250
Professional services expense	13,600	12,235
Amortization of intangible assets	2,548	2,113
Deposit insurance and regulatory fees	4,988	5,026
Other real estate and foreclosed assets expense, net	441	1,780
Other expense	21,941	20,637
Total noninterest expense	220,748	205,059
Income before income taxes	58,727	149,175
Income taxes expense	11,305	29,671
Net income	$47,422	$119,504
Earnings per common share-basic	$0.58	$1.38
Earnings per common share-diluted	$0.57	$1.38
Dividends paid per share	$0.50	$0.45
Weighted average shares outstanding-basic	81,674	86,092
Weighted average shares outstanding-diluted	82,261	86,462

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
($ in thousands)	2026	2025
Net income	$47,422	$119,504
Other comprehensive income (loss) before income taxes:
Net change in unrealized loss on securities available for sale, cash flow hedges and equity method investment	(38,474)	109,512
Reclassification of net loss realized and included in earnings	104,592	9,415
Valuation adjustments to employee benefit plans	(496)	—
Amortization of unrealized net loss on securities transferred to held to maturity	413	405
Other comprehensive income before income taxes	66,035	119,332
Income tax expense	14,911	28,212
Other comprehensive income net of income taxes	51,124	91,120
Comprehensive income	$98,546	$210,624

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended March 31, 2026 and 2025					Accumulated
	Common Stock				Other
(in thousands, except parenthetical share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Loss	Total
Balance, December 31, 2025	92,947	$309,513	$1,491,219	$3,035,636	$(376,251)	$4,460,117
Net income	—	—	—	47,422	—	47,422
Other comprehensive income	—	—	—	—	51,124	51,124
Comprehensive income						98,546
Dividends declared ($0.50 per common share)	—	—	—	(41,515)	—	(41,515)
Common stock activity, long-term incentive plans	—	—	(3,390)	—	—	(3,390)
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	1,211	—	—	1,211
Repurchase of common stock (1,400,000 shares)	—	—	(95,377)	—	—	(95,377)
Balance, March 31, 2026	92,947	$309,513	$1,393,663	$3,041,543	$(325,127)	$4,419,592
Balance, December 31, 2024	92,947	$309,513	$1,719,609	$2,704,606	$(606,092)	$4,127,636
Net income	—	—	—	119,504	—	119,504
Other comprehensive income	—	—	—	—	91,120	91,120
Comprehensive income						210,624
Dividends declared ($0.45 per common share)	—	—	—	(39,460)	—	(39,460)
Common stock activity, long-term incentive plans	—	—	(471)	7	—	(464)
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	1,083	—	—	1,083
Repurchase of common stock (350,000 shares)	—	—	(20,747)	—	—	(20,747)
Balance, March 31, 2025	92,947	$309,513	$1,699,474	$2,784,657	$(514,972)	$4,278,672

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
($ in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$47,422	$119,504
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,282	7,792
Provision for credit losses	13,172	10,462
Gain on other real estate and foreclosed assets	(424)	(446)
Deferred tax expense	5,950	13,364
Increase cash surrender value of life insurance contracts	(7,194)	(4,119)
Loss on disposal of assets	143	34
Loss on securities transactions, net	98,595	—
Net increase in loans held for sale	(30,323)	(4,703)
Net amortization of securities premium/discount	3,482	3,405
Amortization of intangible assets	2,548	2,113
Stock-based compensation expense	5,625	5,921
Net change in derivative collateral liability	7,597	(15,482)
Net decrease in interest payable and other liabilities	(35,995)	(39,021)
Net (increase) decrease in other assets	(913)	4,164
Other, net	(1,595)	1,194
Net cash provided by operating activities	114,372	104,182
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	1,414,258	—
Proceeds from maturities of securities available for sale	134,248	92,303
Purchases of securities available for sale	(1,596,040)	(155,951)
Proceeds from maturities of securities held to maturity	79,607	72,797
Proceeds from termination of fair value hedges	1,657	—
Net (increase) decrease in short-term investments	(91,440)	98,257
Net (purchase) redemption of Federal Home Loan Bank stock	(15,239)	2,194
Proceeds from sales of loans and leases	63,777	30,245
Net (increase) decrease in loans	(113,911)	159,669
Purchases of property and equipment	(5,926)	(3,951)
Proceeds from sales of other real estate and foreclosed assets	4,821	1,362
Other, net	1,313	(5,679)
Net cash provided by (used in) investing activities	(122,875)	291,246
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(197,640)	(298,118)
Net increase (decrease) in short-term borrowings	343,159	(96,235)
Dividends paid	(42,072)	(39,582)
Payroll tax remitted on net share settlement of equity awards	(9,016)	(6,392)
Proceeds from dividend reinvestment and stock purchase plans	1,211	1,083
Repurchase of common stock	(94,610)	(20,747)
Net cash provided by (used in) financing activities	1,032	(459,991)
NET DECREASE IN CASH AND DUE FROM BANKS	(7,471)	(64,563)
CASH AND DUE FROM BANKS, BEGINNING	562,995	574,910
CASH AND DUE FROM BANKS, ENDING	$555,524	$510,347
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$1,866	$2,319

See notes to unaudited consolidated financial statements.

HANCOCK WHITNEY CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The consolidated financial statements include the accounts of Hancock Whitney Corporation and all other entities in which it has a controlling interest (the “Company”). The financial statements include all adjustments that are, in the opinion of management, necessary to fairly state the Company’s financial condition, results of operations, changes in stockholders’ equity and cash flows for the interim periods presented. The Company has also evaluated all subsequent events for potential recognition and disclosure through the date of the filing of this Quarterly Report on Form 10-Q (this “Report” or “report”). Some financial information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. (“GAAP”) have been condensed or omitted in this Quarterly Report on Form 10-Q pursuant to Securities and Exchange Commission rules and regulations. These financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Financial information reported in these financial statements is not necessarily indicative of the Company’s financial condition, results of operations, or cash flows for any other interim or annual period.

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

Accounting Policies

There were no material changes or developments during the reporting period with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025.

Refer to Note 16 – Recent Accounting Pronouncements for a discussion of the prospective adoption of ASU 2025-08, “Financial Instruments – Credit Losses (Topic 326): Purchased Loans,” as of January 1, 2026 and a description of changes to our acquired loan accounting policy.

2. Securities

The following tables set forth the amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities classified as available for sale and held to maturity at March 31, 2026 and December 31, 2025. Amortized cost of securities does not include accrued interest which is reflected in the accrued interest line item on the consolidated balance sheets totaling $33.6 million at March 31, 2026 and $31.7 million at December 31, 2025, respectively.

	March 31, 2026				December 31, 2025
		Gross	Gross			Gross	Gross
Securities Available for Sale	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$279,080	$4,562	$1,175	$282,467	$266,825	$3,705	$1,198	$269,332
Municipal obligations	180,786	49	692	180,143	191,754	82	508	191,328
Residential mortgage-backed securities	2,567,467	6,254	240,316	2,333,405	2,620,980	11,643	256,994	2,375,629
Commercial mortgage-backed securities	3,218,115	6,457	84,252	3,140,320	3,217,663	10,530	144,868	3,083,325
Collateralized mortgage obligations	24,998	—	1,184	23,814	27,100	—	1,154	25,946
Corporate debt securities	17,000	—	763	16,237	17,000	37	680	16,357
Total	$6,287,446	$17,322	$328,382	$5,976,386	$6,341,322	$25,997	$405,402	$5,961,917

	March 31, 2026				December 31, 2025
		Gross	Gross			Gross	Gross
Securities Held to Maturity	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$368,667	$271	$29,171	$339,767	$373,605	$248	$30,143	$343,710
Municipal obligations	457,346	370	11,556	446,160	511,516	708	11,455	500,769
Residential mortgage-backed securities	480,249	—	35,764	444,485	497,338	—	34,239	463,099
Commercial mortgage-backed securities	728,004	—	48,510	679,494	731,329	—	46,455	684,874
Collateralized mortgage obligations	17,362	—	539	16,823	19,094	—	520	18,574
Total	$2,051,628	$641	$125,540	$1,926,729	$2,132,882	$956	$122,812	$2,011,026

The following tables present the amortized cost and fair value of debt securities available for sale and held to maturity at March 31, 2026 by contractual maturity. Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateral mortgage obligations.

Debt Securities Available for Sale	Amortized	Fair
($ in thousands)	Cost	Value
Due in one year or less	$35,304	$35,323
Due after one year through five years	1,382,114	1,360,911
Due after five years through ten years	2,091,263	2,020,407
Due after ten years	2,778,765	2,559,745
Total	$6,287,446	$5,976,386

Debt Securities Held to Maturity	Amortized	Fair
($ in thousands)	Cost	Value
Due in one year or less	$139,208	$138,554
Due after one year through five years	701,252	678,711
Due after five years through ten years	419,862	397,573
Due after ten years	791,306	711,891
Total	$2,051,628	$1,926,729

The Company held no securities classified as trading at March 31, 2026 and December 31, 2025.

In January 2026, the Company completed a restructuring of its available for sale investment securities portfolio, whereby lower-yielding securities with an amortized cost of $1.5 billion were sold and the proceeds were reinvested in higher-yielding securities. Certain securities that were sold were previously hedged in derivative instruments designated as fair value hedges of interest rate risk that were subsequently terminated. At the time of termination, the value of the swap was recorded as basis adjustment to the amortized cost of the underlying security. The basis adjustment is amortized as yield adjustment while the security is held, and affects the net gain or loss realized by the remaining unamortized basis adjustment when sold. The unamortized basis adjustment recognized in connection with this portfolio restructure reduced the net loss by approximately $50.4 million, resulting in a net realized loss of $98.6 million. Refer to Note 6 – Derivatives for a discussion of fair value hedges of interest rate risk.

The following table presents the proceeds from, gross gains on, and gross losses on sales of securities during the three months ended March 31, 2026 and 2025. Net gains or losses are reflected in the "Securities transactions, net" line item on the Consolidated Statements of Income.

	Three Months Ended March 31,
($ in thousands)	2026	2025
Proceeds	$1,414,258	$—
Gross gains	7	—
Gross losses	98,602	—
Net loss	$(98,595)	$—

Securities with carrying values totaling approximately $3.5 billion and $3.9 billion were pledged as collateral at March 31, 2026 and December 31, 2025, respectively, primarily to secure public deposits or securities sold under agreements to repurchase.

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

The fair value and gross unrealized losses for securities classified as available for sale with unrealized losses for the periods indicated follow.

Available for Sale
March 31, 2026	Losses < 12 months		Losses 12 months or >		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$11,910	$101	$6,708	$1,074	$18,618	$1,175
Municipal obligations	47,068	400	95,944	292	143,012	692
Residential mortgage-backed securities	395,000	3,778	1,283,981	236,538	1,678,981	240,316
Commercial mortgage-backed securities	1,758,136	19,383	829,335	64,869	2,587,471	84,252
Collateralized mortgage obligations	—	—	23,814	1,184	23,814	1,184
Corporate debt securities	2,989	11	13,248	752	16,237	763
Total	$2,215,103	$23,673	$2,253,030	$304,709	$4,468,133	$328,382

Available for Sale
December 31, 2025	Losses < 12 Months		Losses 12 Months or >		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$17,468	$9	$14,677	$1,189	$32,145	$1,198
Municipal obligations	—	—	124,852	508	124,852	508
Residential mortgage-backed securities	54,250	598	1,442,746	256,396	1,496,996	256,994
Commercial mortgage-backed securities	374,740	1,787	2,158,865	143,081	2,533,605	144,868
Collateralized mortgage obligations	—	—	25,946	1,154	25,946	1,154
Corporate debt securities	1,998	2	11,322	678	13,320	680
Total	$448,456	$2,396	$3,778,408	$403,006	$4,226,864	$405,402

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

The fair value and gross unrealized losses for securities classified as held to maturity with unrealized losses for the periods indicated follow.

Held to Maturity
March 31, 2026	Losses < 12 Months		Losses 12 Months or >		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$8,563	$24	$313,146	$29,147	$321,709	$29,171
Municipal obligations	101,661	305	171,360	11,251	273,021	11,556
Residential mortgage-backed securities	—	—	444,485	35,764	444,485	35,764
Commercial mortgage-backed securities	—	—	679,494	48,510	679,494	48,510
Collateralized mortgage obligations	—	—	16,823	539	16,823	539
Total	$110,224	$329	$1,625,308	$125,211	$1,735,532	$125,540

Held to Maturity
December 31, 2025	Losses < 12 Months		Losses 12 Months or >		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$—	$—	$316,814	$30,143	$316,814	$30,143
Municipal obligations	98,559	97	325,241	11,358	423,800	11,455
Residential mortgage-backed securities	—	—	463,099	34,239	463,099	34,239
Commercial mortgage-backed securities	—	—	684,874	46,455	684,874	46,455
Collateralized mortgage obligations	—	—	18,574	520	18,574	520
Total	$98,559	$97	$1,808,602	$122,715	$1,907,161	$122,812

As of March 31, 2026 and December 31, 2025, the Company had 592 and 604 securities, respectively, with market values below their cost basis. There were no material unrealized losses related to the marketability of the securities or the issuer’s ability to meet contractual obligations. In all cases, the indicated impairment on these debt securities would be recovered no later than the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. The unrealized losses were deemed to be non-credit related at March 31, 2026 and December 31, 2025. At March 31, 2026, the Company had adequate liquidity and, therefore, neither planned nor expected to be required to liquidate these securities before recovery of the amortized cost basis.

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

The following table presents loans at their amortized cost basis, by portfolio class at March 31, 2026 and December 31, 2025. The amortized cost basis is net of unearned income and excludes accrued interest totaling $105.8 million and $105.1 million at March 31, 2026 and December 31, 2025, respectively. Accrued interest is reflected in the accrued interest line item in the Consolidated Balance Sheets.

	March 31,	December 31,
($ in thousands)	2026	2025
Commercial non-real estate	$9,710,891	$9,809,011
Commercial real estate - owner occupied	3,299,867	3,270,080
Total commercial and industrial	13,010,758	13,079,091
Commercial real estate - income producing	4,382,665	4,283,168
Construction and land development	1,320,224	1,239,086
Residential mortgages	3,950,154	4,016,917
Consumer	1,328,039	1,340,178
Total loans	$23,991,840	$23,958,440

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

Allowance for Credit Losses

The calculation of the allowance for credit losses is performed using two primary approaches: a collective approach for pools of loans that have similar risk characteristics using a loss rate analysis, and a specific reserve analysis for credits individually evaluated. The allowance for credit losses for collectively evaluated portfolios is developed using multiple Moody’s macroeconomic forecasts applied to internally developed credit models for a two-year reasonable and supportable period. For additional information on our allowance for credit loss methodology, refer to Note 1 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The following tables present activity in the allowance for credit losses by portfolio class for the three months ended March 31, 2026 and 2025, as well as the allowance for credit loss by primary calculation method at the end of each period.

		Commercial	Total	Commercial
	Commercial	Real Estate-	Commercial	Real Estate-	Construction
	Non-Real	Owner	and	Income	and Land	Residential
($ in thousands)	Estate	Occupied	Industrial	Producing	Development	Mortgages	Consumer	Total
	Three Months Ended March 31, 2026
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$121,439	$40,695	$162,134	$60,475	$17,450	$42,834	$24,838	$307,731
Charge-offs	(8,506)	(8)	(8,514)	—	(219)	(250)	(4,410)	(13,393)
Recoveries	1,123	142	1,265	3	1	71	917	2,257
Net provision for loan losses	13,433	2,901	16,334	(3,363)	478	(1,089)	2,361	14,721
Ending balance - allowance for loan losses	$127,489	$43,730	$171,219	$57,115	$17,710	$41,566	$23,706	$311,316
Reserve for unfunded lending commitments:
Beginning balance	$12,639	$371	$13,010	$1,005	$17,949	$3	$1,961	$33,928
Provision for losses on unfunded commitments	(1,292)	(48)	(1,340)	(183)	86	(2)	(110)	(1,549)
Ending balance - reserve for unfunded lending commitments	11,347	323	11,670	822	18,035	1	1,851	32,379
Total allowance for credit losses	$138,836	$44,053	$182,889	$57,937	$35,745	$41,567	$25,557	$343,695
Allowance for credit losses:
Individually evaluated	$10,947	$—	$10,947	$—	$—	$234	$52	$11,233
Collectively evaluated	$127,889	$44,053	$171,942	$57,937	$35,745	$41,333	$25,505	$332,462

The allowance for credit losses at March 31, 2026 reflects a modest net increase in the funded reserve partially offset by a small decline in the unfunded reserve, largely driven by the commercial portfolio. In arriving at the allowance for credit losses at March 31, 2026, the Company weighted Moody’s March 2026 baseline economic forecast at 40%, and the downside mild recessionary S-2 scenario at 60%. The March 2026 baseline scenario, which Moody’s defines as the most likely outcome of where the economy is headed based on current conditions, reflects moderate GDP growth, stable unemployment, and generally stable business bankruptcy trends. The S-2 scenario assumes heightened geopolitical and trade disruptions, higher and sustained tariffs, elevated oil prices and increased global uncertainty, triggering a mild recession beginning in the second quarter of 2026, and lasting for three quarters.

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
Allowance for credit losses
Individually evaluated	$10,406	$49	$10,455	$—	$—	$752	$197	$11,404
Collectively evaluated	$118,765	$36,380	$155,145	$70,823	$35,543	$42,451	$27,784	$331,746

The allowance for credit losses at March 31, 2025 compared to December 31, 2024, remained relatively flat across most portfolios, with a modest net increase in total reserve coverage to total loans. In arriving at the allowance for credit losses at March 31, 2025, the Company weighted the baseline economic forecast at 40% and the downside mild recessionary S-2 scenario at 60%.

Nonaccrual Loans and Certain Reportable Modified Loan Disclosures

The following table shows the composition of nonaccrual loans and those without an allowance for loan losses, by portfolio class at March 31, 2026 and December 31, 2025.

	March 31, 2026		December 31, 2025
($ in thousands)	Total Nonaccrual	Nonaccrual Without Allowance for Loan Loss	Total Nonaccrual	Nonaccrual Without Allowance for Loan Loss
Commercial non-real estate	$41,381	$5,302	$34,525	$3,294
Commercial real estate - owner occupied	5,930	2,810	6,723	1,470
Total commercial and industrial	47,311	8,112	41,248	4,764
Commercial real estate - income producing	2,010	1,326	4,760	5,114
Construction and land development	1,028	—	3,173	2,178
Residential mortgages	51,262	1,076	46,986	2,511
Consumer	11,732	167	10,703	316
Total	$113,343	$10,681	$106,870	$14,883

As a part of our loss mitigation efforts, we may provide modifications to borrowers experiencing financial difficulty to improve long-term collectability of the loans and to avoid the need for repossession or foreclosure of collateral. Nonaccrual loans include reportable nonaccruing modified loans to borrowers experiencing financial difficulty (“MEFDs”) totaling $14.3 million and $5.8 million at March 31, 2026 and December 31, 2025, respectively. Total reportable MEFDs, both accruing and nonaccruing, were $142.8 million and $162.8 million at March 31, 2026 and December 31, 2025, respectively. Unfunded commitments to borrowers whose terms have been modified as a reportable MEFD were $10.1 million and $7.2 million at March 31, 2026 and December 31, 2025, respectively.

The tables below provide detail by portfolio class for reportable MEFDs entered into during the three months ended March 31, 2026 and 2025. Modified facilities are reported using the balance at the end of each period reported and are reflected only once in each table based on the type of modification or combination of modification.

	Three Months Ended March 31, 2026
	Term Extension		Significant Payment Delay		Term Extensions and Significant Payment Delay		Other(1)
($ in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Commercial non-real estate	$3,471	0.04%	$16,305	0.17%	$7,425	0.08%	$—	—
Commercial real estate - owner occupied	—	—	—	—	—	—	—	—
Total commercial and industrial	3,471	0.03%	16,305	0.13%	7,425	0.06%	—	—
Commercial real estate - income producing	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—
Residential mortgages	3,949	0.10%	—	—	—	—	263	0.01%
Consumer	31	0.00%	—	—	—	—	—	—
Total reportable modified loans	$7,451	0.03%	$16,305	0.07%	$7,425	0.03%	$263	0.00%
(1)
Includes a combination of interest rate reduction and term extension.

	Three Months Ended March 31, 2025
	Term Extension		Significant Payment Delay		Term Extensions and Significant Payment Delay		Other
($ in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Commercial non-real estate	$44,700	0.46%	$197	0.00%	$—	—	$—	—
Commercial real estate - owner occupied	366	0.01%	—	—	—	—	—	—
Total commercial and industrial	45,066	0.36%	197	0.00%	—	—	—	—
Commercial real estate - income producing	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—
Residential mortgages	13,167	0.33%	412	0.01%	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total reportable modified loans	$58,233	0.25%	$609	0.00%	$—	—	$—	—

For the three months ended March 31, 2026, reportable modifications to borrowers experiencing financial difficulty consisted of weighted average term extensions totaling approximately eighteen months for commercial loans, two years for residential mortgage loans and five years for consumer loans. The weighted average term of other than insignificant payment delays was sixteen months for commercial loans. In addition, the weighted-average interest rate reduction for residential loans during the period was 164 basis points. Term extensions and payment delays are considered other than insignificant when they exceed six months when considering other modifications made in the prior twelve months.

Reportable modifications to borrowers experiencing financial difficulty during the three months ended March 31, 2025 consisted of weighted average term extensions totaling approximately five months for commercial loans and one year for residential mortgage loans. The weighted average term of other than insignificant payment delays was five months for commercial loans and one month for residential mortgage loans during the three months ended March 31, 2025.

The tables that follow present the aging analysis of reportable modifications to borrowers experiencing financial difficulty by portfolio class at March 31, 2026 and December 31, 2025.

March 31, 2026	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Reportable Modified Loans
(in thousands)
Commercial non-real estate	$9,850	$543	$5,069	$15,462	$72,194	$87,656
Commercial real estate - owner occupied	—	23,128	5,569	28,697	231	28,928
Total commercial and industrial	9,850	23,671	10,638	44,159	72,425	116,584
Commercial real estate - income producing	—	1,217	1,705	2,922	11,035	13,957
Construction and land development	—	—	147	147	—	147
Residential mortgages	300	2,226	27	2,553	9,127	11,680
Consumer	—	—	148	148	251	399
Total reportable modified loans	$10,150	$27,114	$12,665	$49,929	$92,838	$142,767

December 31, 2025	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Reportable Modified Loans
(in thousands)
Commercial non-real estate	$—	$27,670	$734	$28,404	$74,911	$103,315
Commercial real estate - owner occupied	—	—	—	—	28,939	28,939
Total commercial and industrial	—	27,670	734	28,404	103,850	132,254
Commercial real estate - income producing	—	—	—	—	14,914	14,914
Construction and land development	—	—	—	—	147	147
Residential mortgages	1,285	416	—	1,701	13,458	15,159
Consumer	—	—	148	148	227	375
Total reportable modified loans	$1,285	$28,086	$882	$30,253	$132,596	$162,849

There were six loans to commercial borrowers totaling $40.1 million and one loan to a residential borrower totaling $27 thousand with reportable term extensions that had post modification payment defaults during the three months ended March 31, 2026. There were two loans to commercial borrowers totaling $1.9 million, with reportable term extensions and/or significant payment delays and interest rate reduction modifications that had post modification payment defaults during the three months ended March 31, 2025. A payment default occurs if the loan is either 90 days or more delinquent or has been charged off as of the end of the period presented.

Aging Analysis

The tables below present the aging analysis of past due loans by portfolio class at March 31, 2026 and December 31, 2025.

March 31, 2026	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Still Accruing
($ in thousands)
Commercial non-real estate	$28,794	$18,882	$44,631	$92,307	$9,618,584	$9,710,891	$15,105
Commercial real estate - owner occupied	5,432	26,986	13,311	45,729	3,254,138	3,299,867	8,235
Total commercial and industrial	34,226	45,868	57,942	138,036	12,872,722	13,010,758	23,340
Commercial real estate - income producing	15,891	1,360	5,842	23,093	4,359,572	4,382,665	4,312
Construction and land development	3,189	247	1,090	4,526	1,315,698	1,320,224	147
Residential mortgages	52,593	13,821	27,965	94,379	3,855,775	3,950,154	70
Consumer	9,215	3,699	9,042	21,956	1,306,083	1,328,039	2,016
Total loans	$115,114	$64,995	$101,881	$281,990	$23,709,850	$23,991,840	$29,885

December 31, 2025	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Still Accruing
($ in thousands)
Commercial non-real estate	$19,008	$43,316	$39,954	$102,278	$9,706,733	$9,809,011	$20,358
Commercial real estate - owner occupied	15,013	308	7,609	22,930	3,247,150	3,270,080	1,586
Total commercial and industrial	34,021	43,624	47,563	125,208	12,953,883	13,079,091	21,944
Commercial real estate - income producing	990	2,806	7,177	10,973	4,272,195	4,283,168	2,928
Construction and land development	1,754	564	3,488	5,806	1,233,280	1,239,086	565
Residential mortgages	42,302	17,984	34,656	94,942	3,921,975	4,016,917	116
Consumer	9,284	4,675	9,839	23,798	1,316,380	1,340,178	3,245
Total loans	$88,351	$69,653	$102,723	$260,727	$23,697,713	$23,958,440	$28,798

Credit Quality Indicators

The following tables present the credit quality indicators by segment and portfolio class of loans at March 31, 2026 and December 31, 2025.

	March 31, 2026
($ in thousands)	Commercial Non-Real Estate	Commercial Real Estate - Owner- Occupied	Total Commercial and Industrial	Commercial Real Estate - Income Producing	Construction and Land Development	Total Commercial
Grade:
Pass	$9,122,647	$3,116,895	$12,239,542	$4,127,601	$1,273,603	$17,640,746
Pass-Watch	227,071	97,386	324,457	210,336	15,909	550,702
Special Mention	68,294	15,602	83,896	8,240	28,056	120,192
Substandard	292,879	69,984	362,863	36,488	2,656	402,007
Doubtful	—	—	—	—	—	—
Total	$9,710,891	$3,299,867	$13,010,758	$4,382,665	$1,320,224	$18,713,647

	December 31, 2025
($ in thousands)	Commercial Non-Real Estate	Commercial Real Estate - Owner- Occupied	Total Commercial and Industrial	Commercial Real Estate - Income Producing	Construction and Land Development	Total Commercial
Grade:
Pass	$9,180,624	$3,064,325	$12,244,949	$4,035,415	$1,170,834	$17,451,198
Pass-Watch	266,120	123,373	389,493	189,994	35,305	614,792
Special Mention	88,729	23,195	111,924	8,251	28,208	148,383
Substandard	273,538	59,187	332,725	49,508	4,739	386,972
Doubtful	—	—	—	—	—	—
Total	$9,809,011	$3,270,080	$13,079,091	$4,283,168	$1,239,086	$18,601,345

	March 31, 2026			December 31, 2025
($ in thousands)	Residential Mortgage	Consumer	Total	Residential Mortgage	Consumer	Total
Performing	$3,898,892	$1,316,307	$5,215,199	$3,969,931	$1,329,475	$5,299,406
Nonperforming	51,262	11,732	62,994	46,986	10,703	57,689
Total	$3,950,154	$1,328,039	$5,278,193	$4,016,917	$1,340,178	$5,357,095

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

Vintage Analysis

The following tables present credit quality disclosures of amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing at March 31, 2026 and December 31, 2025. The Company defines vintage as the later of origination, renewal or modification date. The gross charge-offs presented in the tables that follow are for the three months ended March 31, 2026 and the year ended December 31, 2025.

	Term Loans							Revolving Loans
March 31, 2026	Amortized Cost Basis by Origination Year						Revolving	Converted to
($ in thousands)	2026	2025	2024	2023	2022	Prior	Loans	Term Loans	Total
Commercial Non-Real Estate:
Pass	$486,599	$1,850,898	$1,020,799	$664,963	$742,221	$1,291,012	$2,961,563	$104,592	$9,122,647
Pass-Watch	253	21,467	16,094	34,761	30,484	49,044	73,504	1,464	227,071
Special Mention	—	3,871	12,835	4,857	25,181	8,209	12,096	1,245	68,294
Substandard	6,349	8,709	14,703	75,446	70,940	31,809	77,583	7,340	292,879
Doubtful	—	—	—	—	—	—	—	—	—
Total	$493,201	$1,884,945	$1,064,431	$780,027	$868,826	$1,380,074	$3,124,746	$114,641	$9,710,891
Gross Charge-offs	$—	$133	$283	$4,363	$387	$2,239	$474	$627	$8,506
Commercial Real Estate - Owner Occupied:
Pass	$143,915	$618,064	$376,479	$350,264	$452,448	$1,116,223	$58,888	$614	$3,116,895
Pass-Watch	1,146	26,994	9,420	1,881	32,074	25,256	615	—	97,386
Special Mention	—	2,357	1,099	638	6,250	5,258	—	—	15,602
Substandard	—	4,156	806	7,081	20,804	36,893	244	—	69,984
Doubtful	—	—	—	—	—	—	—	—	—
Total	$145,061	$651,571	$387,804	$359,864	$511,576	$1,183,630	$59,747	$614	$3,299,867
Gross Charge-offs	$—	$—	$—	$—	$8	$—	$—	$—	$8
Commercial Real Estate - Income Producing:
Pass	$255,347	$1,055,337	$477,210	$515,599	$674,686	$1,084,031	$65,341	$50	$4,127,601
Pass-Watch	—	81,629	130	952	93,495	33,077	1,053	—	210,336
Special Mention	—	7,955	—	285	—	—	—	—	8,240
Substandard	—	1,086	—	3,933	11,191	18,900	1,378	—	36,488
Doubtful	—	—	—	—	—	—	—	—	—
Total	$255,347	$1,146,007	$477,340	$520,769	$779,372	$1,136,008	$67,772	$50	$4,382,665
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and Land Development:
Pass	$71,790	$430,756	$328,254	$191,007	$45,730	$87,764	$113,764	$4,538	$1,273,603
Pass-Watch	—	3,651	436	1,769	2,498	277	7,278	—	15,909
Special Mention	—	—	—	—	27,947	109	—	—	28,056
Substandard	—	149	180	1,535	333	416	43	—	2,656
Doubtful	—	—	—	—	—	—	—	—	—
Total	$71,790	$434,556	$328,870	$194,311	$76,508	$88,566	$121,085	$4,538	$1,320,224
Gross Charge-offs	$—	$—	$—	$—	$218	$1	$—	$—	$219
Residential Mortgage:
Performing	$56,722	$324,309	$125,804	$379,349	$1,018,788	$1,990,972	$2,948	$—	$3,898,892
Nonperforming	—	627	1,963	12,620	13,197	22,855	—	—	51,262
Total	$56,722	$324,936	$127,767	$391,969	$1,031,985	$2,013,827	$2,948	$—	$3,950,154
Gross Charge-offs	$—	$—	$—	$190	$—	$60	$—	$—	$250
Consumer Loans:
Performing	$28,083	$28,414	$22,110	$19,650	$15,463	$73,494	$1,117,658	$11,435	$1,316,307
Nonperforming	—	45	267	1,334	1,336	7,318	362	1,070	11,732
Total	$28,083	$28,459	$22,377	$20,984	$16,799	$80,812	$1,118,020	$12,505	$1,328,039
Gross Charge-offs	$—	$59	$266	$272	$291	$135	$2,926	$461	$4,410

	Term Loans							Revolving Loans
December 31, 2025	Amortized Cost Basis by Origination Year						Revolving	Converted to
($ in thousands)	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
Commercial Non-Real Estate:
Pass	$2,030,587	$1,164,266	$711,218	$812,902	$525,095	$891,032	$2,955,174	$90,350	$9,180,624
Pass-Watch	24,737	27,477	39,683	33,385	12,896	18,064	94,461	15,417	266,120
Special Mention	2,405	6,975	6,239	27,719	10,564	4,305	28,330	2,192	88,729
Substandard	13,738	6,450	81,228	87,745	11,275	6,798	51,619	14,685	273,538
Doubtful	—	—	—	—	—	—	—	—	—
Total	$2,071,467	$1,205,168	$838,368	$961,751	$559,830	$920,199	$3,129,584	$122,644	$9,809,011
Gross Charge-offs	$4,798	$2,718	$15,397	$2,888	$74	$531	$3,722	$15,436	$45,564
Commercial Real Estate - Owner Occupied:
Pass	$616,536	$401,399	$312,006	$461,247	$459,700	$711,509	$51,600	$50,328	$3,064,325
Pass-Watch	26,766	6,397	2,746	43,060	14,187	27,591	2,506	120	123,373
Special Mention	2,371	2,202	1,008	12,024	5,054	293	195	48	23,195
Substandard	2,082	822	6,685	20,353	1,472	27,723	50	—	59,187
Doubtful	—	—	—	—	—	—	—	—	—
Total	$647,755	$410,820	$322,445	$536,684	$480,413	$767,116	$54,351	$50,496	$3,270,080
Gross Charge-offs	$—	$—	$86	$—	$2,741	$1,799	$—	$—	$4,626
Commercial Real Estate - Income Producing:
Pass	$1,110,044	$416,052	$519,955	$724,326	$549,335	$649,996	$64,217	$1,490	$4,035,415
Pass-Watch	22,429	15,606	4,219	101,959	4,277	40,381	1,123	—	189,994
Special Mention	7,962	—	289	—	—	—	—	—	8,251
Substandard	192	—	7,669	10,441	10,871	20,185	150	—	49,508
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,140,627	$431,658	$532,132	$836,726	$564,483	$710,562	$65,490	$1,490	$4,283,168
Gross Charge-offs	$—	$—	$—	$34	$—	$—	$—	$—	$34
Construction and Land Development:
Pass	$349,811	$358,827	$185,672	$54,798	$75,084	$14,954	$131,153	$535	$1,170,834
Pass-Watch	29,323	814	1,500	3,299	128	241	—	—	35,305
Special Mention	60	—	—	28,036	112	—	—	—	28,208
Substandard	72	185	1,665	2,560	135	122	—	—	4,739
Doubtful	—	—	—	—	—	—	—	—	—
Total	$379,266	$359,826	$188,837	$88,693	$75,459	$15,317	$131,153	$535	$1,239,086
Gross Charge-offs	$—	$—	$—	$1,297	$—	$17	$—	$—	$1,314
Residential Mortgage:
Performing	$360,686	$131,928	$390,276	$1,039,884	$824,012	$1,220,288	$2,857	$—	$3,969,931
Nonperforming	371	2,300	10,582	10,244	6,335	17,154	—	—	46,986
Total	$361,057	$134,228	$400,858	$1,050,128	$830,347	$1,237,442	$2,857	$—	$4,016,917
Gross Charge-offs	$—	$36	$502	$335	$—	$49	$—	$—	$922
Consumer Loans:
Performing	$50,512	$24,693	$22,963	$18,103	$8,928	$47,131	$1,123,471	$33,674	$1,329,475
Nonperforming	51	44	349	842	627	4,367	408	4,015	10,703
Total	$50,563	$24,737	$23,312	$18,945	$9,555	$51,498	$1,123,879	$37,689	$1,340,178
Gross Charge-offs	$85	$952	$1,104	$1,277	$528	$695	$9,228	$2,137	$16,006

Residential Mortgage Loans in Process of Foreclosure

Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. Included in loans at both March 31, 2026 and December 31, 2025 were $12.0 million of loans secured by single family residential real estate that were in process of foreclosure. In addition to the single family residential real estate loans in process of foreclosure, the Company also held foreclosed single family residential properties in other real estate owned totaling $4.3 million and $5.1 million at March 31, 2026 and December 31, 2025, respectively.

Loans Held for Sale

Loans held for sale totaled $63.1 million and $33.2 million at March 31, 2026 and December 31, 2025, respectively. Loans held for sale is composed primarily of residential mortgage loans originated for sale in the secondary market and, at certain times, other loans originated for sale, generally through syndications. At March 31, 2026, residential mortgage loans carried at the fair value option totaled $36.5 million with an unpaid principal balance of $36.0 million. At December 31, 2025, residential mortgage loans carried at the fair value option totaled $33.2 million with an unpaid principal balance of $32.3 million. All other loans held for sale are carried at the lower of cost or market.

4. Investments in Low Income Housing Tax Credit Entities

The Company invests in certain affordable housing project limited partnerships that are qualified low-income housing tax credit developments. These investments are considered variable interest entities for which the Company is not the primary beneficiary and, therefore, are not consolidated. These partnerships generate low-income tax credits that are earned over a 10-year period, beginning with the year the rental activity begins. The Company has elected to use the practical expedient method of amortization, which approximates the proportional amortization method, whereby the investment cost is amortized in proportion to the allocated tax credits over the 10 year tax credit period. Additionally, the Company recognizes deferred taxes on the basis difference of the tax equity investment to reflect the financial impact of other tax benefits (e.g., tax operating losses) not included in the practical expedient amortization. The tax credits, when realized, are reflected in the consolidated statements of income as a reduction of income tax expense. The Company’s investments in affordable housing limited partnerships totaled $37.5 million at both March 31, 2026 and December 31, 2025, with a carry balance net of accumulated amortization included in the other assets line item on our Consolidated Balance Sheets totaling $20.9 million and $21.8 million, respectively, for those same periods. The net impact of the low-income housing tax credit program was not material to our Consolidated Statements of Income or Cash Flows for the three months ended March 31, 2026 and 2025.

5. Short-term Borrowings

Short-term borrowings include Federal Home Loan Bank (FHLB) advances totaling $700 million as of March 31, 2026 and $400 million as of December 31, 2025. At March 31, 2026, FHLB advances outstanding was comprised of five fixed-rate notes with a weighted average interest rate of 3.83% and maturity dates ranging from April 27, 2026 through August 31, 2026. At December 31, 2025, FHLB advances outstanding consisted of one fixed-rate note bearing interest at 3.62% entered into on December 31, 2025, that matured on January 2, 2026. As short-term advances mature, they are generally paid off and replaced with new short-term FHLB advances, if warranted, depending on funding needs.

Also included in short-term borrowings are securities sold under agreements to repurchase that mature daily and are secured by U.S. agency securities totaling $660.1 million and $546.9 million at March 31, 2026 and December 31, 2025, respectively. The Company borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury management services offered to its deposit customers. As the Company maintains effective control over assets sold under agreements to repurchase, the securities continue to be carried on the consolidated statements of financial condition. Because the Company acts as borrower transferring assets to the counterparty, and the agreements mature daily, the Company’s risk is limited.

The remaining balances in short-term borrowings of $0.3 million at March 31, 2026 and $70.4 million at December 31, 2025, are federal funds purchased, which are unsecured borrowings from other banks, generally on an overnight basis.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional or contractual amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at March 31, 2026 and December 31, 2025.

		March 31, 2026			December 31, 2025
		Notional or			Notional or
	Type of	Contractual	Derivative (1)		Contractual	Derivative (1)
($ in thousands)	Hedge	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate loans	Cash Flow	$1,800,000	$1,985	$17,922	$1,775,000	$4,026	$16,335
Interest rate swaps - securities	Fair Value	359,000	23,317	—	397,500	23,569	—
Total derivatives designated as hedging instruments		$2,159,000	$25,302	$17,922	$2,172,500	$27,595	$16,335
Derivatives not designated as hedging instruments:
Interest rate swaps	N/A	$5,492,800	$69,195	$69,323	$5,308,711	$73,725	$73,829
Risk participation agreements	N/A	431,843	22	26	373,117	10	10
Interest rate-lock commitments on residential mortgage loans	N/A	48,849	714	23	23,192	497	—
Forward commitments to sell residential mortgage loans	N/A	19,418	46	161	9,081	2	108
To Be Announced (TBA) securities	N/A	38,750	372	28	30,000	4	62
Foreign exchange forward contracts	N/A	82,858	2,606	2,578	82,157	3,779	3,745
Visa Class B derivative contract	N/A	41,544	—	1,082	41,588	—	1,284
Total derivatives not designated as hedging instruments		$6,156,062	$72,955	$73,221	$5,867,846	$78,017	$79,038
Total derivatives		$8,315,062	$98,257	$91,143	$8,040,346	$105,612	$95,373
Less: netting adjustment (2)			(42,574)	—		(42,486)	(6)
Total derivative assets/liabilities			$55,683	$91,143		$63,126	$95,367

(1)
Derivative assets and liabilities are reported in other assets and other liabilities, respectively, in the consolidated balance sheets.
(2)
Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty. See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans. For each agreement, the Company receives interest at a fixed rate and pays at a variable rate. The Company has terminated certain interest rate swaps designated as cash flow hedges prior to maturity. The net cash received/paid for these transactions was recorded as accumulated other comprehensive income (loss) and is being amortized into earnings through the original maturity dates of the respective contracts. The notional amounts of the active interest rate swap agreements at March 31, 2026 expire as follows: $350 million in 2026; $825 million in 2027; $50 million in 2028; $275 million in 2029 and $300 million in 2030.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps on securities available for sale

The Company is party to forward-starting fixed payer swaps that convert the latter portion of the term of certain available for sale securities to a floating rate. These derivative instruments are designated as fair value hedges of interest rate risk. This strategy provides the Company with a fixed rate coupon during the front-end unhedged tenor of the bonds and results in a floating rate security during the back-end hedged tenor. At March 31, 2026, these single layer instruments have hedge start dates between February 2025 and July 2026, and maturity dates from March 2030 through March 2031. The change in the fair value of the hedged item attributable to interest rate risk and the net hedge income from effective hedges is presented in interest income along with the change in the fair value of the hedging instrument.

The notional amount of fair value hedges that are effective totaled $265 million and $125 million at March 31, 2026 and 2025, respectively. Once effective, fair value hedges synthetically convert the notional portion of the hedged asset to a variable rate over the life of the hedge that is indexed to the federal funds effective rate, with the resulting net earnings recorded in interest income on the "Securities-taxable" line item on the Consolidated Statements of Income.

The hedged available for sale securities are part of closed portfolios of pre-payable commercial mortgage backed securities. In accordance with ASC 815, prepayment risk may be excluded when measuring the change in fair value of such hedged items attributable to interest rate risk under the portfolio layer method. At March 31, 2026, the amortized cost basis of the closed portfolio of pre-payable commercial mortgage backed securities totaled $387.8 million, excluding any basis adjustment. The amount that represents the hedged items was $335.6 million and the basis adjustment associated with the hedged items was a loss totaling $23.4 million.

The Company terminated one swap agreement designated as a fair value hedge during the three months ended March 31, 2026 and received cash received of approximately $1.7 million and also sold the underlying security. There were no fair value swap agreements terminated during the three months ended March 31, 2025.

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

The contract includes a contingent accelerated termination clause based on the credit ratings of the Company. The fair value of the liability associated with this contract was $1.1 million at March 31, 2026 and $1.3 million at December 31, 2025. Refer to Note 15 – Fair Value of Financial Instruments for discussion of the valuation inputs and process for this derivative liability.

Effect of Derivative Instruments on the Statements of Income

The effects of derivative instruments on the Consolidated Statements of Income for the three months ended March 31, 2026 and 2025 are presented in the table below. Amounts in parenthesis indicates a reduction of net income.

		Three Months Ended
($ in thousands)		March 31,
Derivative Instrument(1)	Income Statement Line Item of Recognized Gain (Loss)	2026	2025
Cash flow hedges:
Variable rate loans	Interest income - loans	$(5,980)	$(8,460)
Fair value hedges:
Securities	Interest income - securities - taxable	1,674	3,910
Securities - sold	Noninterest income - securities transaction, net	50,381	—
Derivatives not designated as hedging:
Residential mortgage banking	Noninterest income - secondary mortgage market operations	132	304
Customer and all other instruments	Noninterest income - other noninterest income	960	(271)
Total gain (loss)		$47,167	$(4,517)
(1)
Includes the effects of both active derivative instruments and the impact from realization of basis adjustments to hedged assets resulting from previously terminated hedges.

Credit Risk-Related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as the downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. At March 31, 2026, the Company was not in violation of any such provisions. The aggregate fair value of derivative instruments with credit risk-related contingent features that were in a net liability position was $13.2 million at both March 31, 2026 and December 31, 2025 for which the Company had posted collateral of $13.6 million and $13.0 million, respectively.

Offsetting Assets and Liabilities

The Bank’s derivative instruments with certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero. Agreements with certain bilateral counterparties require both parties to maintain collateral in the event that the fair values of derivative instruments exceed established exposure thresholds. For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses. Offsetting information in regards to all derivative assets and liabilities, including accrued interest, subject to these master netting agreements at March 31, 2026 and December 31, 2025 is presented in the following tables.

As of March 31, 2026		Gross Amounts Offset in	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Condition
($ in thousands)	Gross Amounts Recognized	the Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$87,792	$(43,493)	$44,299	$31,619	$32,073	$44,753
Derivative Liabilities	$31,619	$—	$31,619	$31,619	$—	$—

As of December 31, 2025		Gross Amounts Offset in	Net Amounts Presented in	Gross Amounts Not Offset in the Statement of Financial Condition
($ in thousands)	Gross Amounts Recognized	the Statement of Financial Condition	the Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$89,930	$(43,810)	$46,120	$36,259	$32,890	$42,751
Derivative Liabilities	$36,264	$(5)	$36,259	$36,259	$—	$—

The Company has excess posted collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

7. Stockholders’ Equity

Common Shares Outstanding

Common shares outstanding excludes treasury shares totaling 11.8 million and 10.7 million at March 31, 2026 and December 31, 2025, respectively, with a first-in-first-out cost basis of $591.1 million and $502.9 million at March 31, 2026 and December 31, 2025, respectively. Shares outstanding also excludes unvested restricted share awards totaling 7,280 at March 31, 2026 and 8,520 at December 31, 2025.

Stock Buyback Programs

On December 10, 2025, the Company’s Board of Directors approved a stock buyback program, effective January 1, 2026, whereby the Company is authorized to repurchase up to 5% of the shares of the Company's common stock outstanding as of December 31, 2025, or approximately 4.1 million shares, through the program’s expiration date of December 31, 2026. The program allows the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions, from time to time, depending on market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The Company is not obligated to purchase any shares under this program, and the Board of Directors has the ability to terminate or amend the program at any time prior to the expiration date. During the three months ended March 31, 2026, the Company repurchased 1.4 million shares of its common stock at an average cost of $67.58 per share, inclusive of commissions, under this program. The Company has accrued $0.8 million of estimated excise tax associated with share repurchases during the three months ended March 31, 2026.

Prior to its completion in December 2025, the Company had in place a stock repurchase program authorized by the Board of Directors on December 9, 2024, whereby the Company was authorized to repurchase up to 5% of the Company's common stock outstanding at December 31, 2024, or approximately 4.3 million shares, with the same terms described above through the program's expiration date of December 31, 2026. During the three months ended March 31, 2025, the Company repurchased 350,000 shares under this program, at an average cost of $59.28 per share, inclusive of commissions.

Accumulated Other Comprehensive Income (Loss)

A rollforward of the components of Accumulated Other Comprehensive Income (Loss) is presented in the table that follows:

($ in thousands)	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Cash Flow Hedges	Equity Method Investment	Total
Balance, December 31, 2025	$(293,835)	$(6,858)	$(61,448)	$(14,795)	$685	$(376,251)
Net change in unrealized gain (loss)	(30,250)	—	—	(8,098)	(126)	(38,474)
Reclassification of net loss realized and included in earnings	98,595	—	17	5,980	—	104,592
Valuation adjustments to employee benefit plans	—	—	(496)	—	—	(496)
Amortization of unrealized net loss on securities transferred to HTM	—	413	—	—	—	413
Income tax (expense) benefit	(15,404)	(93)	108	478	—	(14,911)
Balance, March 31, 2026	$(240,894)	$(6,538)	$(61,819)	$(16,435)	$559	$(325,127)
Balance, December 31, 2024	$(473,679)	$(8,071)	$(77,235)	$(47,136)	$29	$(606,092)
Net change in unrealized gain (loss)	102,125	—	—	7,560	(173)	109,512
Reclassification of net loss realized and included in earnings	—	—	955	8,460	—	9,415
Amortization of unrealized net loss on securities transferred to HTM	—	405	—	—	—	405
Income tax expense	(24,014)	(109)	(384)	(3,705)	—	(28,212)
Balance, March 31, 2025	$(395,568)	$(7,775)	$(76,664)	$(34,821)	$(144)	$(514,972)

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

The following table shows the line items in the consolidated statements of income affected by amounts reclassified from AOCI.

	Three Months Ended
Amount reclassified from AOCI (a)	March 31,		Income Statement
($ in thousands)	2026	2025	Line Item
Loss on sale of AFS securities	$(98,595)	$—	Securities transactions, net
Tax effect	22,222	—	Income taxes
Net of tax	(76,373)	—	Net income
Amortization of unrealized net loss on securities transferred to HTM	(413)	(405)	Interest income
Tax effect	93	109	Income taxes
Net of tax	(320)	(296)	Net income
Amortization of defined benefit pension and post-retirement items	(17)	(955)	Other noninterest expense (b)
Tax effect	4	384	Income taxes
Net of tax	(13)	(571)	Net income
Reclassification of unrealized loss on cash flow hedges	(4,470)	(6,950)	Interest income
Tax effect	1,009	1,607	Income taxes
Net of tax	(3,461)	(5,343)	Net income
Amortization of loss on terminated cash flow hedges	(1,510)	(1,510)	Interest income
Tax effect	341	349	Income taxes
Net of tax	(1,169)	(1,161)	Net income
Total reclassifications, net of tax	$(81,336)	$(7,371)	Net income

(a)
Amounts in parentheses indicate reduction in net income.
(b)
These AOCI components are included in the computation of net periodic pension and post-retirement cost that is reported with other noninterest expense (see Note 12 – Retirement Plans for additional details).

8. Other Noninterest Income

Components of other noninterest income are as follows:

	Three Months Ended
	March 31,
($ in thousands)	2026	2025
Income from bank-owned life insurance	$5,267	$4,873
Credit related fees	2,775	2,840
Income (loss) from customer and other derivatives	960	(271)
Net gains on sales of premises, equipment and other assets	2,046	1,857
Other miscellaneous	6,326	7,754
Total other noninterest income	$17,374	$17,053

9. Other Noninterest Expense

Components of other noninterest expense are as follows:

	Three Months Ended
	March 31,
($ in thousands)	2026	2025
Corporate value and franchise taxes and other non-income taxes	$4,416	$4,303
Entertainment and contributions	4,218	3,387
Advertising	4,186	3,015
Telecommunications and postage	2,642	2,441
Travel expense	1,635	1,232
Tax credit investment amortization	903	1,068
Printing and supplies	985	902
Net other retirement expense	(5,311)	(3,884)
Other miscellaneous	8,267	8,173
Total other noninterest expense	$21,941	$20,637

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

A summary of the information used in the computation of earnings per common share follows.

	Three Months Ended
	March 31,
($ in thousands, except per share data)	2026	2025
Numerator:
Net income to common shareholders	$47,422	$119,504
Net income allocated to participating securities - basic and diluted	159	521
Net income allocated to common shareholders - basic and diluted	$47,263	$118,983
Denominator:
Weighted-average common shares - basic	81,674	86,092
Dilutive potential common shares	587	370
Weighted-average common shares - diluted	82,261	86,462
Earnings per common share:
Basic	$0.58	$1.38
Diluted	$0.57	$1.38

Potential common shares consist of nonvested performance-based awards, nonvested restricted stock units, and restricted share awards deferred under the Company’s nonqualified deferred compensation plan. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be antidilutive, i.e., increase earnings per share or reduce a loss per share. The weighted average of potentially dilutive common shares that were anti-dilutive totaled 7,201 for the three months ended March 31, 2026, and 3,188 for the three months ended March 31, 2025, and were excluded from the calculation of diluted earnings per share for the respective periods.

11. Segment Reporting

U.S. GAAP requires that information be reported about a company’s operating segments using a “management approach.” Reportable segments are identified in these standards as those revenue-producing components for which discrete financial information is produced internally and which are subject to evaluation by our chief operating decision maker in deciding how to allocate resources to segments. The Company has identified the Capital Committee as the chief operating decision maker. Consistent with the Company’s strategy that is focused on providing a consistent package of banking products and services across all markets, the Company has identified its overall banking operations as its only reportable segment. There have been no changes in the basis of segmentation or basis of measurement of segment profit or loss since our last annual filing as of December 31, 2025.

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

12. Retirement Plans

The Company offers a qualified defined benefit pension plan, the Hancock Whitney Corporation Pension Plan and Trust Agreement (“Pension Plan”), that covers certain eligible associates and is closed to new entrants. The Company makes contributions to the Pension Plan in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws, plus such additional amounts as the Company may determine to be appropriate. The Company made no contributions to the pension plan during the three months ended March 31, 2026 and 2025, and does not anticipate being required to make a contribution during 2026. The Company also sponsors a nonqualified defined benefit plan covering certain associates, under which accrued benefits were frozen and no future benefits are accrued under this plan.

The Company sponsors defined benefit post-retirement plans for certain associates that provide health care and life insurance benefits. These plans are closed to new entrants.

The following table shows the components of net periodic benefit cost included in expense for the periods indicated.

	Three Months Ended March 31,
	Pension Benefits		Other Post-Retirement Benefits
(in thousands)	2026	2025	2026	2025
Service cost	$1,525	$1,600	$9	$9
Interest cost	6,593	6,275	154	154
Expected return on plan assets	(12,075)	(11,268)	—	—
Amortization of net (gain) or loss and prior service costs	202	1,140	(185)	(185)
Net periodic benefit cost	$(3,755)	$(2,253)	$(22)	$(22)

Service cost is reflected in the “Benefit expense” line item of the Consolidated Statements of Income. Components other than service cost in the in the table above are reflected in “Net other retirement expense” in Note 9 – Other Noninterest Expense, and reported in the “Other expense” line item of the Consolidated Statements of Income.

Additional information related to the Company’s retirement plans, including a defined contribution 401(k) plan, is provided in Note 18 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

13. Share-Based Payment Arrangements

The Company maintains incentive compensation plans that incorporate share-based payment arrangement for associates and directors. These plans have been approved by the Company's shareholders. Descriptions of these plans were included in Note 19 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The Company’s restricted and performance-based share awards to certain employees and directors are subject to service requirements. A summary of the status of the Company’s nonvested restricted stock units and restricted and performance-based share awards at March 31, 2026 are presented in the following table.

		Weighted Average
	Number of Shares	Grant Date Fair Value
Nonvested at January 1, 2026	1,400,195	$50.51
Granted	500,393	67.70
Vested	(408,533)	50.47
Cancelled/Forfeited	(38,513)	48.91
Nonvested at March 31, 2026	1,453,542	$56.48

At March 31, 2026, there was $73.3 million of total unrecognized compensation expense related to nonvested restricted and performance share awards and units expected to vest in the future. This compensation is expected to be recognized in expense over a weighted average period of 3.4 years. The total fair value of shares that vested during the three months ended March 31, 2026 was $19.0 million.

During the three months ended March 31, 2026, the Company granted 390,415 restricted stock units (RSUs) to certain eligible employees. The holders of unvested restricted stock units have no rights as a shareholder of the Company, including voting or dividend rights. The Company has elected to award dividend equivalents on each restricted stock unit not deferred under the Company's nonqualified deferred compensation plan. Such dividend equivalents are forfeited should the employee terminate employment prior to the vesting of the RSU.

During the three months ended March 31, 2026, the Company granted to key members of executive management 25,278 performance share awards subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $70.83 per share. The fair value of the performance share units subject to TSR at the grant date was determined using a Monte Carlo simulation method. The number of performance share units subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 49 regional banks. The Company also granted 24,535 performance share awards subject to a return on average assets (ROAA) performance metric and 24,535 performance share awards subject to a return on average tangible common equity (ROATCE) performance metric with a grant date fair value of $60.08 per share for both performance share awards. The number of performance shares subject to ROAA and ROTCE that ultimately vest if any, will be based on the relative rank of the Company’s three-year ROAA and ROATCE relative to the KBW Regional Bank index. The maximum number of performance share units that could vest is 200% of the target award. Compensation expense for these performance shares is recognized on a straight-line basis over the three-year service period.

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

The contractual amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. The Company had a reserve for unfunded lending commitments of $32.4 million and $33.9 million at March 31, 2026 and December 31, 2025, respectively.

The following table presents a summary of the Company’s off-balance sheet financial instruments as of March 31, 2026 and December 31, 2025:

	March 31,	December 31,
($ in thousands)	2026	2025
Commitments to extend credit	$9,714,297	$9,650,197
Letters of credit	421,096	409,010

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present for each of the fair value hierarchy levels the Company’s financial assets and liabilities that are measured at fair value on a recurring basis on the consolidated balance sheets at March 31, 2026 and December 31, 2025:

	March 31, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$282,467	$—	$282,467
Municipal obligations	—	180,143	—	180,143
Corporate debt securities	—	16,237	—	16,237
Residential mortgage-backed securities	—	2,333,405	—	2,333,405
Commercial mortgage-backed securities	—	3,140,320	—	3,140,320
Collateralized mortgage obligations	—	23,814	—	23,814
Total available for sale securities	—	5,976,386	—	5,976,386
Mortgage loans held for sale	—	36,477	—	36,477
Derivative assets (1)	—	55,683	—	55,683
Total recurring fair value measurements - assets	$—	$6,068,546	$—	$6,068,546
Liabilities
Derivative liabilities (1)	$—	$90,061	$1,082	$91,143
Total recurring fair value measurements - liabilities	$—	$90,061	$1,082	$91,143

(1) For further disaggregation of derivative assets and liabilities, see Note 6 - Derivatives.

	December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$269,332	$—	$269,332
Municipal obligations	—	191,328	—	191,328
Corporate debt securities	—	16,357	—	16,357
Residential mortgage-backed securities	—	2,375,629	—	2,375,629
Commercial mortgage-backed securities	—	3,083,325	—	3,083,325
Collateralized mortgage obligations	—	25,946	—	25,946
Total available for sale securities	—	5,961,917	—	5,961,917
Mortgage loans held for sale	—	33,158	—	33,158
Derivative assets (1)	—	63,126	—	63,126
Total recurring fair value measurements - assets	$—	$6,058,201	$—	$6,058,201
Liabilities
Derivative liabilities (1)	$—	$94,083	$1,284	$95,367
Total recurring fair value measurements - liabilities	$—	$94,083	$1,284	$95,367

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

For the Company’s derivative financial instruments designated as hedges and those under the customer interest rate program, the fair value is obtained from a third-party pricing service that uses an industry-standard discounted cash flow model that relies on inputs, Overnight Index swap rate curves and SOFR swap curves (where applicable); all observable in the marketplace. To comply with the accounting guidance, credit valuation adjustments are incorporated in the fair values to appropriately reflect nonperformance risk for both the Company and the counterparties. Although the Company has determined that the majority of the inputs used to value these derivative instruments fall within level 2 of the fair value hierarchy, the credit value adjustments utilize level 3 inputs, such as estimates of current credit spreads. The Company has determined that the impact of the credit valuation adjustments is not significant to the overall valuation of these derivatives. As a result, the Company has classified its derivative valuations for these instruments in level 2 of the fair value hierarchy. The Company’s policy is to measure counterparty credit risk quarterly for derivative instruments, which are all subject to master netting arrangements, consistent with how market participants would price the net risk exposure at the measurement date.

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

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements

The nominal changes in the fair value of level 3 financial instruments is due to the net impact of cash settlements and losses included in earnings. The level 3 fair value measurement was based on discounted cash flows, with a Visa Class B common share conversion ratio range of 1.55x to 1.54x and an estimated time to resolution of 18 to 30 months. The range of sensitivities that management utilized in its fair value calculations is deemed acceptable in the industry with respect to the identified financial instrument

The Company’s policy is to recognize transfers between valuation hierarchy levels as of the end of a reporting period.

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

	March 31, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent individually evaluated loans	$—	$—	$26,109	$26,109
Other real estate owned and foreclosed assets	—	—	11,257	11,257
Total nonrecurring fair value measurements	$—	$—	$37,366	$37,366

	December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent individually evaluated loans	$—	$—	$33,762	$33,762
Other real estate owned and foreclosed assets, net	—	—	14,788	14,788
Total nonrecurring fair value measurements	$—	$—	$48,550	$48,550

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

Deposits – The accounting guidance requires that the fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits, and interest-bearing checking and savings accounts, be assigned fair values equal to amounts payable upon demand (carrying amounts). The fair value of fixed maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

Federal Funds Purchased and Securities Sold under Agreements to Repurchase – For these short-term liabilities, the carrying amount is a reasonable estimate of fair value.

Short-Term FHLB Borrowings – At March 31, 2026, short-term FHLB borrowings consisted of five short-term fixed-rate borrowings for which the fair value was estimated by discounting contractual cash flows using current market rates at which borrowing with similar terms could be obtained. At December 31, 2025, FHLB borrowings consisted of one short-term fixed rate borrowing (two calendar days outstanding); as such, the carrying amount of the instrument was a reasonable fair value.

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

	March 31, 2026
				Total Fair	Carrying
($ in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$779,018	$212	$—	$779,230	$779,230
Available for sale securities	—	5,976,386	—	5,976,386	5,976,386
Held to maturity securities	—	1,926,729	—	1,926,729	2,051,628
Loans, net	—	—	23,577,647	23,577,647	23,680,524
Loans held for sale	—	63,090	—	63,090	63,090
Derivative financial instruments	—	55,683	—	55,683	55,683
Financial liabilities:
Deposits	$—	$—	$29,072,945	$29,072,945	$29,082,134
Federal funds purchased	—	325	—	325	325
Securities sold under agreements to repurchase	—	660,126	—	660,126	660,126
Short-term FHLB Borrowings	—	700,215	—	700,215	700,000
Long-term debt	—	155,330	—	155,330	193,785
Derivative financial instruments	—	90,061	1,082	91,143	91,143

	December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Carrying Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$695,032	$229	$—	$695,261	$695,261
Available for sale securities	—	5,961,917	—	5,961,917	5,961,917
Held to maturity securities	—	2,011,026	—	2,011,026	2,132,882
Loans, net	—	—	23,588,681	23,588,681	23,650,709
Loans held for sale	—	33,158	—	33,158	33,158
Derivative financial instruments	—	63,126	—	63,126	63,126
Financial liabilities:
Deposits	$—	$—	$29,274,190	$29,274,190	$29,279,774
Federal funds purchased	—	70,400	—	70,400	70,400
Securities sold under agreements to repurchase	—	546,892	—	546,892	546,892
Short-term FHLB Borrowings	—	400,000	—	400,000	400,000
Long-term debt	—	162,257	—	162,257	199,407
Derivative financial instruments	—	94,083	1,284	95,367	95,367

16. Recent Accounting Pronouncements

Accounting Standards Adopted during the Three Months Ended March 31, 2026

In November 2025, the FASB issued ASU 2025-08, “Financial Instruments – Credit Losses (Topic 326): Purchased Loans,” to expand the population of acquired assets subject to the gross-up approach in Topic 326. Under the amendments in this update, loans (excluding credit cards) acquired without credit deterioration that are deemed “seasoned” are considered purchased seasoned loans and accounted for using the gross-up approach at acquisition. Non-purchased credit deteriorated loans (excluding credit cards) are seasoned if they are acquired in a business combination or were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. Under the gross-up approach, the fair value discount is bifurcated between the credit and noncredit components, and the credit portion of the fair value discount is added to the initial amortized cost basis with a corresponding increase in the allowance for credit losses at the date of acquisition. Any noncredit premium or discount resulting from acquiring these seasoned loans is allocated to each individual asset and accreted or amortized to interest income using the effective yield method. Prior to this amendment, all non-purchased credit deteriorated loans acquired were recorded at the estimated fair value of the loan at acquisition, with the estimated allowance for credit loss recorded as a provision for credit losses through earnings in the period in which the acquisition occurred. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments should be applied prospectively to loans that are acquired on or after the initial application date. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. The Company has elected to early adopt this standard as of January 1, 2026. As of the date of this filing there are no pending acquisitions, and therefore, the early adoption of this standard did not have an impact on the Company’s consolidated results of operations or financial condition.

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

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow Scope Improvements," to improve interim reporting guidance in Topic 270 by improving the navigability of the required interim disclosures, clarifying when that guidance is applicable, and providing additional guidance on what disclosures should be provided in interim reporting periods. This update reorganizes and clarifies interim reporting guidance without expanding disclosure requirements. Key provisions include clarification of entities in scope of ASC 270, updates to the form and content requirements for condensed interim financial statements, and a new disclosure principle requiring disclosure of material events since year-end. This update is effective for public entities for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments in this update can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently assessing the provisions of this guidance. As the update contains only clarification of disclosure requirements, adoption will have no impact to the Company's consolidated results of operations or financial condition.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The objective of this discussion and analysis is to provide material information relevant to the assessment of the financial condition and results of operations of Hancock Whitney Corporation and its subsidiaries during the three months ended March 31, 2026 and selected comparable prior periods, including an evaluation of the amounts and certainty of cash flows from operations and outside sources. This discussion and analysis is intended to highlight and supplement financial and operating data and information presented elsewhere in this report, including the consolidated financial statements and related notes. The discussion contains forward-looking statements within the meaning and protections of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q and in other reports or documents that we file from time to time with the SEC include, but are not limited to, the following:

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
•
uncertainties surrounding geopolitical conflict, trade policy, taxation policy, and monetary policy, which continue to impact the outlook for future economic growth; a sustained increase in commodity prices; impacts from current and/or future imposition of tariffs by the United States against other nations; consideration of responsive actions by these nations, including retaliatory tariffs, or the expansion of import fees and tariffs among a larger group of nations is bringing greater ambiguity to the outlook for future economic growth, including reduced consumer spending, lower economic growth or recession, reduced demand for U.S. exports, disruptions to supply chains, impacts from decreased international tourism, decreased demand for banking products and services, and negative credit quality developments arising from the foregoing or other factors;
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
•
the impact of business combinations on our performance and financial condition including our ability to successfully integrate the businesses;
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
•
the impact of supplemental disclosure items on our results of operations;
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
•
risks related to the development and use of artificial intelligence;
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
•
the impact of federal government shutdowns, and uncertainties stemming from extended durations of such;
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

Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Actual results may differ materially from those set forth in the forward looking statements. Additional factors that could cause actual results to differ materially can be found in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, or in other periodic reports that we file with the SEC.

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

Securities Portfolio Restructuring

In January 2026, we executed a restructuring of our available for sale securities portfolio whereby we sold securities with an amortized cost of $1.5 billion and average yield of 2.49% and reinvested the $1.4 billion of proceeds with the purchase of securities with an average yield of 4.35%. We anticipate a 50 month payback period to cover the $98.5 million pre-tax loss associated with the sale, or approximately $0.95 per diluted share after tax. The restructure is expected to contribute approximately $23.8 million to net interest income, or $0.23 per diluted share, resulting in increases of 32 basis points (bps) to the securities portfolio yield and 7 bps to net interest margin on an annual basis.

Current Economic Environment

The U.S. economy began the year with hopeful trends despite ongoing pressures of elevated tariffs, sticky inflation and a weakened labor market. In late February, the military conflict in the Middle East caused widespread disruption to energy markets and supply chains and created significant uncertainty as to the near and long term economic effects. Driven by the sharp increase in energy prices, inflation rose to 3.3% on an annualized basis in March 2026, up considerably from a recent trend of about 2.5% annualized. Gross domestic product (GDP) for the first quarter of 2026, once expected to rebound meaningfully from the previous quarter to 2.6% on an annualized basis, was considerably lower at 2.0%. While the Federal Reserve remains committed to its dual mandate of maximum employment and price stability, the typical challenges it faces in balancing these dynamics will deepen in an environment of inflation acceleration and slower growth. During the first quarter of 2026, the Federal Reserve held benchmark interest rate steady at 3.5% to

3.75%. The duration of the conflict in the Middle East and the terms upon which it is resolved will likely be the most consequential variables for current economic conditions.

In the first quarter of 2026, conditions in the financial services industry were mostly favorable despite persistent economic pressures and growing economic uncertainty. Within our markets, we experienced solid loan production, while deposit cost pressures continued to moderate, contributing favorably to our net interest margin and profitability.

Economic Outlook

We utilize economic forecasts produced by Moody’s Analytics (Moody’s) that provide various scenarios to assist in the development of our economic outlook. This outlook discussion utilizes the March 2026 Moody’s forecast, the most current available at March 31, 2026. The forecasts are anchored on a baseline forecast scenario, which Moody’s defines as the “most likely outcome” of where the economy is headed based on current conditions. Several upside and downside scenarios are produced that are derived from the baseline scenario and incorporate varying degrees of favorable and unfavorable adjustments to economic indicators and circumstances as compared to the baseline.

The baseline scenario maintains a mostly optimistic tenor with respect to economic outcomes, including the assumption that the economic impact of the conflict in the Middle East will be short-lived. Key variables underlying the March 2026 baseline forecast include the following: (1) the worst of the hostilities in the conflict in the Middle East will be over by early April, prompting oil prices to quickly recede and to normalize by early 2027; (2) the effective tariff rate of about 11% is expected to remain for the duration of the current administration before eventually falling back to about 2% late in the decade or early next; (3) the Federal Reserve will issue interest rate cuts of 25 basis points each in June and September 2026, returning the benchmark rate to a level that neither restrains nor supports growth; (4) the combination of weak labor demand and softer growth in labor supply will remain a significant headwind to job gains, but these factors create a neutral effect on the unemployment rate, which will remain flat at around 4.5% in the near term; (5) GDP growth is forecasted to increase to 2.8% in 2026 and then slow to 1.8% in 2027 and 2.0% in 2028; (6) the 10-year U.S. Treasury yield is forecasted to average 4.2% in the first quarter of 2026 and remain near that level through the end of the decade due to elevated inflation and fiscal uncertainty.

The S-2 scenario presents a downside alternative to the baseline. The S-2 scenario assumes the conflict in the Middle East persists longer than what is forecasted in baseline scenario, causing oil prices to rise higher. The effective tariff rate increases to about 15% and remains elevated through the end of 2028. The impacts on the economy from tariffs, deportations and elevated oil prices are worse than expected, causing inflation to rise. Further, there is longer and farther-reaching disturbance from other geopolitical conflict. The scenario assumes the unemployment rate will rise considerably to a peak of 7.3% in the first quarter of 2027 and remain elevated before returning to full employment in late 2028. The combination of higher oil prices, rising inflation, tariffs, still elevated interest rates and reduced credit availability causes the U.S. economy to fall into a mild recession beginning in the second quarter of 2026 that lasts for three quarters, with a peak-to-trough decline in GDP of 1% and the stock market contracting 22%. The recession and rising inflation prompts the Federal Reserve to lower its benchmark interest rate only slightly below what is forecasted in the baseline before making more significant cuts as inflation subsides.

Management has deemed certain assumptions underlying the downside S-2 scenario to have a higher likelihood to occur in the near term as those underlying the baseline scenario, and, as such, the S-2 and baseline scenarios were given probability weightings of 60% and 40%, respectively, in the calculation of our allowance for credit losses calculation at March 31, 2026. The weighting of scenarios has changed from the December 31, 2025 calculation of allowance for credit losses, where the baseline scenario and the downside S-2 scenario were each weighted at 50%. The change in weighting does not represent a significant shift in our outlook, but rather is a function of an optimistic shift in the assumptions underlying the baseline forecast.

The credit loss outlook for our portfolio as a whole has not changed materially since December 31, 2025. We continue to closely monitor our portfolio for customers that are sensitive to prolonged inflation, the elevated interest rate environment, tariffs, labor market conditions and/or other economic circumstances that may impact credit quality.

Rapidly evolving changes in geopolitical, fiscal and other policies have created heightened uncertainty as to the impact on the U.S. and global economies. The duration of the conflict in the Middle East is expected to play a pivotal role in economic conditions. The impact of continued inflation, a softening labor market and the Federal Reserve's actions to counter those effects, as well as to respond to other economic concerns, could reduce economic growth in the near term. The full extent of the impact of the conflict in the Middle East and other influential factors are uncertain and may have an adverse effect on the U.S. economy, including the possibility of an economic recession or slower growth in the near or midterm.

Highlights of the First Quarter 2026

We reported net income for the first quarter of 2026 of $47.4 million, or $0.57 per diluted common share, compared to $125.6 million, or $1.49 per diluted common share, in the fourth quarter of 2025 and $119.5 million, or $1.38 per diluted common share, in the first quarter of 2025. The first quarter of 2026 includes a supplemental disclosure item attributable to a net loss on the restructuring of the available for sale securities portfolio totaling $98.6 million pre-tax, or $0.95 per diluted share after tax. There were no supplemental disclosure items in the fourth or first quarters of 2025.

First quarter 2026 results compared to fourth quarter 2025:

•
Net income of $47.4 million, or $0.57 per diluted share, reflective of a $98.6 million net loss on restructuring the available for sale securities portfolio
•
Adjusted pre-provision net revenue, a non-GAAP measure, totaled $172.9 million, down $1.1 million, or 1%
•
Period-end loans totaled $24.0 billion, up $33.4 million, or less than 1%
•
Period-end deposits totaled $29.1 billion, down $197.6 million, or 1%
•
Criticized commercial loans decreased while total nonaccrual loans increased; annualized net charge-offs to average loans was 0.19%, down from 0.22%
•
Allowance for credit losses coverage to total loans remains solid at 1.43%, unchanged from December 31, 2025
•
Net interest margin of 3.55%, up 7 bps from prior quarter
•
Tangible common equity ratio of 9.93%, down 13 bps; common equity tier 1 ratio of 13.29%, down 36 bps; and total risk-based capital ratio of 15.10%, down 35 bps; reflecting capital deployment to enhance shareholder value
•
Efficiency ratio, a non-GAAP measure, was 55.43%, compared to 54.93%

Our results for the first quarter of 2026 reflect a strong start to the year. We continued to deploy capital with the repurchase 1.4 million shares of our common stock, a restructure of our securities portfolio, and an 11% increase the quarterly common stock dividend. Net interest margin expanded despite a declining interest rate environment, due in part to the securities portfolio restructuring. Fee income excluding the securities loss was steady and our expenses were well controlled. Credit metrics remained stable and we maintained a solid allowance for credit losses coverage of 1.43%. We welcomed 27 net new bankers and opened a new financial center as we continue to carry out our organic growth plan while maintaining operational efficiency and proactively managing capital to enhance shareholder value.

Consolidated Financial Results

The following table contains the consolidated financial results for the periods indicated.

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
(in thousands, except per share data)	2026	2025	2025	2025	2025
Income Statement Data:
Interest income	$401,382	$407,698	$409,020	$402,581	$395,321
Interest income (te) (a)	403,783	410,203	411,591	405,077	398,127
Interest expense	116,217	125,528	129,282	125,622	125,416
Net interest income (te)	287,566	284,675	282,309	279,455	272,711
Provision for credit losses	13,172	13,145	12,651	14,925	10,462
Noninterest income	7,482	107,131	106,001	98,524	94,791
Noninterest expense	220,748	217,850	212,753	215,979	205,059
Income before income taxes	58,727	158,306	160,335	144,579	149,175
Income tax expense	11,305	32,734	32,869	31,048	29,671
Net income	$47,422	$125,572	$127,466	$113,531	$119,504
Supplemental disclosure items-included above, pre-tax:
Included in noninterest income
Loss on securities portfolio restructure	$98,595	$—	$—	$—	$—
Included in noninterest expense
FDIC special assessment	$—	$—	$—	$5,911	$—

Balance Sheet Data:
Period end balance sheet data
Loans	$23,991,840	$23,958,440	$23,596,565	$23,461,750	$23,098,146
Earning assets	32,306,650	32,218,663	32,532,320	31,965,130	31,661,169
Total assets	35,542,126	35,472,762	35,766,407	35,212,652	34,750,680
Noninterest-bearing deposits	10,344,878	10,374,991	10,305,303	10,638,785	10,614,874
Total deposits	29,082,134	29,279,774	28,659,750	29,046,612	29,194,733
Stockholders' equity	4,419,592	4,460,117	4,474,479	4,365,419	4,278,672
Average balance sheet data
Loans	$23,965,993	$23,715,763	$23,425,895	$23,249,241	$23,068,573
Earning assets	32,698,837	32,598,315	32,213,632	32,081,140	32,023,885
Total assets	35,420,096	35,227,286	34,751,209	34,527,276	34,355,515
Noninterest-bearing deposits	10,033,006	10,165,806	10,121,707	10,317,446	10,163,221
Total deposits	28,834,747	28,816,539	28,492,076	28,649,900	28,752,416
Stockholders' equity	4,461,827	4,417,711	4,368,746	4,284,279	4,182,814
Common Share Data:
Earnings per share - basic	$0.58	$1.51	$1.50	$1.32	$1.38
Earnings per share - diluted	0.57	1.49	1.49	1.32	1.38
Cash dividends per common share	0.50	0.45	0.45	0.45	0.45
Book value per share (period-end)	54.46	54.22	52.82	51.15	49.73
Tangible book value per share (period-end)	42.26	42.16	41.07	39.46	39.40
Weighted average number of shares - diluted	82,261	83,791	85,453	85,943	86,462
Period-end number of shares	81,152	82,259	84,711	85,351	86,033

	Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
($ in thousands)	2026	2025	2025	2025	2025
Performance and other data:
Return on average assets	0.54%	1.41%	1.46%	1.32%	1.41%
Return on average common equity	4.31%	11.28%	11.58%	10.63%	11.59%
Return on average tangible common equity	5.54%	14.55%	15.00%	13.71%	14.72%
Tangible common equity ratio (b)	9.93%	10.06%	10.01%	9.84%	10.01%
Tangible common equity Tier 1 (CET1) ratio	13.29%	13.65%	14.09%	13.97%	14.48%
Net interest margin (te)	3.55%	3.48%	3.49%	3.49%	3.43%
Noninterest income as a percentage of total revenue (te)	2.54%	27.34%	27.30%	26.07%	25.79%
Efficiency ratio (c)	55.43%	54.93%	54.10%	54.91%	55.22%
Allowance for loan losses as a percentage of period-end loans	1.30%	1.28%	1.33%	1.33%	1.38%
Allowance for credit losses as a percentage of period-end loans	1.43%	1.43%	1.45%	1.45%	1.49%
Annualized net charge-offs to average loans	0.19%	0.22%	0.19%	0.31%	0.18%
Nonaccrual loans as a percentage of loans	0.47%	0.45%	0.48%	0.40%	0.45%
FTE headcount	3,658	3,627	3,603	3,580	3,497
Reconciliation of pre-provision net revenue (te) and adjusted pre-provision net revenue(te) (non-GAAP measures) (d)
Net income (GAAP)	$47,422	$125,572	$127,466	$113,531	$119,504
Provision for credit losses	13,172	13,145	12,651	14,925	10,462
Income tax expense	11,305	32,734	32,869	31,048	29,671
Pre-provision net revenue	71,899	171,451	172,986	159,504	159,637
Taxable equivalent adjustment	2,401	2,505	2,571	2,496	2,806
Pre-provision net revenue (te)	74,300	173,956	175,557	162,000	162,443
Adjustments from supplemental disclosure items
Loss on securities portfolio restructure	98,595	—	—	—	—
Sabal Trust Company acquisition expense	—	—	—	5,911	—
Adjusted pre-provision net revenue (te)	$172,895	$173,956	$175,557	$167,911	$162,443
Reconciliation of revenue (te), adjusted revenue (te) and efficiency ratio (non-GAAP measures) (d)
Net interest income	$285,165	$282,170	$279,738	$276,959	$269,905
Noninterest income	7,482	107,131	106,001	98,524	94,791
Total GAAP revenue	292,647	389,301	385,739	375,483	364,696
Taxable equivalent adjustment	2,401	2,505	2,571	2,496	2,806
Total revenue (te)	$295,048	$391,806	$388,310	$377,979	$367,502
Adjustments from supplemental disclosure items
Loss on securities portfolio restructure	98,595	—	—	—	—
Adjusted total revenue(TE)	$393,643	$391,806	$388,310	$377,979	$367,502

GAAP Noninterest expense	$220,748	$217,850	$212,753	$215,979	$205,059
Amortization of intangibles	(2,548)	(2,622)	(2,694)	(2,524)	(2,113)
Adjustments from supplemental disclosure items
Sabal Trust Company acquisition expense	—	—	—	(5,911)	—
Adjusted noninterest expense for efficiency	$218,200	$215,228	$210,059	$207,544	$202,946
Efficiency ratio (c)	55.43%	54.93%	54.10%	54.91%	55.22%

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) for the first quarter of 2026 totaled $287.6 million, up $2.9 million, or 1%, compared to the fourth quarter of 2025, and up $14.9 million, or 5%, compared to the first quarter of 2025.

The $2.9 million increase in net interest income (te) from the fourth quarter of 2025 was driven by both a lower cost of funds and an increase in the securities yield outpacing a decline in loan yields, and growth in average loan balances. Net interest income (te) for the first quarter of 2026 is also net of a $4.1 million reduction as a result of two fewer accrual days. Interest income (te) decreased $6.4 million, reflecting the impact of two fewer accrual days and a decline in loan yields following the two interest rate cuts in the fourth quarter of 2025, partially offset by an increase in the yield on the securities portfolio as a result of the portfolio restructuring completed in January 2026 and growth in the loan portfolio. Interest expense decreased $9.3 million and was primarily rate driven, as reductions in promotional pricing on both interest-bearing transaction accounts and retail time deposits resulted in a lower cost of funds. The decrease in interest expense is also reflective of two fewer accrual days. The net interest margin for the first quarter of

2026 was 3.55%, up 7 bps from the fourth quarter of 2025, driven primarily by higher securities yields as a result of the bond portfolio restructuring, up 25 bps, and lower cost of funds, down 9 bps, partially offset by lower loan yields, down 13 bps, and also by growth in average loan volume.

The $14.9 million increase in net interest income (te) from the first quarter of 2025 was driven primarily by an increase in the securities yield as a result of the portfolio restructuring and other reinvestments, and is also reflective of growth in the loan portfolio, a favorable shift in the mix of interest-bearing deposits, and deposit betas outpacing loan betas. These favorable changes were partially offset by a $717.0 million increase in average other short-term borrowings to fund loan growth. Interest income (te) increased $5.7 million despite the falling interest rate environment. The improvement was driven by an increase in securities yields due to the portfolio restructure, and by loan growth, as average loans were up $897.4 million compared to the same quarter last year; these were partially offset by declines in loan yields and short-term investments yield and volume. The decrease in interest expense of $9.2 million was largely rate driven but also reflective of a favorable shift in the mix of interest-bearing deposits, partially offset by the previously mentioned increase in other short-term borrowings. The net interest margin for the first quarter of 2026 was up 12 bps from the first quarter of 2025, largely attributable to the impact of higher securities yields, up 45 bps, a lower cost of funds, down 15 bps, partially offset by a decrease in loan yields of 22 bps.

The following tables detail the components of our net interest income (te) and net interest margin.

	Three Months Ended
	March 31, 2026			December 31, 2025			March 31, 2025
($ in millions)	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate	Volume	Interest (d)	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$18,651.4	$268.8	5.84%	$18,376.2	$277.3	5.99%	$17,738.2	$267.1	6.10%
Residential mortgage loans	3,982.5	40.1	4.03%	4,011.5	40.0	3.99%	3,979.7	38.8	3.90%
Consumer loans	1,332.1	24.9	7.57%	1,328.1	26.2	7.83%	1,350.7	27.6	8.28%
Loan fees & late charges	—	(1.0)	0.00%	—	(0.4)	0.00%	—	(0.3)	0.00%
Total loans (te) (b)	23,966.0	332.8	5.62%	23,715.8	343.1	5.75%	23,068.6	333.2	5.84%
Loans held for sale	27.7	0.4	5.36%	34.6	0.5	6.17%	20.5	0.3	6.69%
U.S. Treasury and government agency securities	643.7	5.2	3.23%	643.5	5.2	3.24%	588.7	4.4	3.00%
Mortgage-backed securities and collateralized mortgage obligations	6,945.1	56.2	3.24%	7,108.3	52.4	2.95%	6,831.9	46.7	2.74%
Municipals (te)	659.9	5.2	3.13%	714.6	5.3	3.00%	802.9	5.9	2.96%
Other securities	17.0	0.2	4.11%	17.7	0.2	3.87%	18.0	0.2	3.64%
Total securities (te) (c)	8,265.7	66.8	3.23%	8,484.1	63.1	2.98%	8,241.5	57.2	2.78%
Total short-term investments	439.4	3.8	3.53%	363.8	3.5	3.78%	693.3	7.4	4.31%
Total earning assets (te)	$32,698.8	$403.8	4.99%	$32,598.3	$410.2	5.00%	$32,023.9	$398.1	5.02%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$12,032.7	$54.4	1.83%	$11,917.7	$60.0	2.00%	$11,202.4	$57.3	2.08%
Time deposits	3,647.9	30.0	3.34%	3,772.7	33.1	3.48%	4,272.8	40.0	3.79%
Public funds	3,121.1	20.0	2.60%	2,960.3	20.9	2.80%	3,114.0	23.2	3.03%
Total interest-bearing deposits	18,801.7	104.4	2.25%	18,650.7	114.0	2.42%	18,589.2	120.5	2.63%
Repurchase agreements	707.2	2.1	1.23%	612.4	2.2	1.39%	631.8	1.7	1.15%
Other short-term borrowings	721.0	6.8	3.80%	632.6	6.6	4.16%	4.0	0.1	5.10%
Long-term debt	198.0	2.9	5.82%	213.3	2.7	5.21%	210.6	3.1	5.82%
Total borrowings	1,626.2	11.8	2.93%	1,458.3	11.5	3.15%	846.4	4.9	2.33%
Total interest-bearing liabilities	20,427.9	116.2	2.31%	20,109.0	125.5	2.48%	19,435.6	125.4	2.62%
Net interest-free funding sources	12,270.9			12,489.3			12,588.3
Total cost of funds	$32,698.8	$116.2	1.44%	$32,598.3	$125.5	1.53%	$32,023.9	$125.4	1.59%
Net interest spread (te)		$287.6	2.68%		$284.7	2.53%		$272.7	2.41%
Net interest margin	$32,698.8	$287.6	3.55%	$32,598.3	$284.7	3.48%	$32,023.9	$272.7	3.43%
(a)
Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)
Includes nonaccrual loans.
(c)
Average securities do not include unrealized holding gains/losses on available for sale securities.

Provision for Credit Losses

During the first quarter of 2026, we recorded a provision for credit losses of $13.2 million, compared to $13.1 million in the fourth quarter of 2025 and $10.5 million in the first quarter of 2025. The provision for credit loss in the first quarter of 2026 included net charge-offs of $11.1 million and a reserve build of $2.1 million, compared to net charge-offs of $13.0 million and a reserve build of

$0.1 million in the fourth quarter of 2025 and net charge-offs of $10.3 million and a reserve build of $0.2 million in the first quarter of 2025, reflecting relatively stable results across the comparative periods.

Annualized net charge-offs as a percentage of average loans in the first quarter of 2026 were 0.19%, down from 0.22%, in the fourth quarter of 2025, and up from 0.18% in the first quarter of 2025. Net charge-offs in the first quarter of 2026 included $7.4 million in the commercial portfolio, $3.5 million in the consumer portfolio and $0.2 million in the residential mortgage portfolio. Net charge-offs in the fourth quarter of 2025 included $10.1 million in the commercial portfolio, $3.0 million in the consumer portfolio, partially offset by net recoveries of $0.1 million in the residential mortgage portfolio. Net charge-offs in the first quarter of 2025 included $7.1 million in the commercial portfolio, $3.4 million in the consumer portfolio, partially offset by net recoveries of $0.2 million in the residential mortgage portfolio.

The discussion labeled "Allowance for Credit Losses and Asset Quality" that appears later in this Item provides additional information on these changes and on general credit quality.

Noninterest Income

Noninterest income totaled $7.5 million for the first quarter of 2026, down $99.6 million from the fourth quarter of 2025 and $87.3 million from the first quarter of 2025. Included in noninterest income in the first quarter of 2026 was a $98.6 million loss identified as a supplemental disclosure item attributable to the restructuring of the available for sales securities portfolio. Excluding the supplemental disclosure item, noninterest income totaled $106.1 million, down $1.1 million, or 1%, from the fourth quarter of 2025 and up $11.3 million, or 12%, from the first quarter of 2025. A detailed discussion of noninterest income variances follows.

The components of noninterest income are presented in the following table for the indicated periods.

	Three Months Ended
	March 31,	December 31,	March 31,
($ in thousands)	2026	2025	2025
Service charges on deposit accounts	$25,902	$25,585	$24,119
Trust fees	24,574	24,644	18,022
Bank card and ATM fees	22,126	21,603	20,714
Investment and annuity fees and insurance commissions	12,572	12,637	11,415
Secondary mortgage market operations	3,529	3,679	3,468
Securities transactions, net	(98,595)	(11)	—
Income from bank-owned life insurance	5,267	5,410	4,873
Credit related fees	2,775	2,820	2,840
Income (loss) from customer and other derivatives	960	2,189	(271)
Net gains on sales of premises, equipment and other assets	2,046	1,313	1,857
Other miscellaneous	6,326	7,262	7,754
Total noninterest income	$7,482	$107,131	$94,791

Supplemental Disclosure Items Included in Noninterest Income

	Three Months Ended
	March 31,	December 31,	March 31,
(in thousands)	2026	2025	2025
Nonoperating income
Securities transactions:
Loss on securities portfolio restructure	(98,595)	—	—
Total noninterest income	$(98,595)	$—	$—

Service charges on deposit accounts include consumer, business, and corporate deposit account servicing fees, as well as nonsufficient funds fees on non-consumer accounts, overdraft and overdraft protection fees, and other customer transaction-related fees. Service charges on deposits totaled $25.9 million for the first quarter of 2026, up $0.3 million, or 1%, from the fourth quarter of 2025 and $1.8 million, or 7%, from the first quarter of 2025. The linked quarter increase was driven primarily by analysis fees on business accounts, partially offset by a decline in consumer overdraft fees. The year over year increase was driven by consumer overdraft fees and analysis fees on business accounts.

Trust fee income represents revenue generated from a full range of trust services, including asset management and custody services provided to individuals, businesses and institutions. Trust fees totaled $24.6 million for the first quarter of 2026, relatively flat compared to the fourth quarter of 2025 and up $6.6 million, or 36%, from the first quarter of 2025. The year over year increase is mostly attributable to personal trust, including $5.3 million as a result of the May 2, 2025 acquisition of Sabal Trust Company, and reflective of both organic and market value-driven growth in our legacy business.

Bank card and ATM fees include interchange and other income from credit and debit card transactions, fees earned from processing card transactions for merchants, and fees earned from ATM transactions. Bank card and ATM fees totaled $22.1 million for the first quarter of 2026, up $0.5 million, or 2%, from the fourth quarter of 2025 and $1.4 million, or 7%, from the first quarter of 2025. The linked quarter increase was driven primarily by merchant service fees and ATM fees. The year over year increase is mostly attributable to interchange fees, due in-part to card focused marketing campaigns, and ATM fees, reflecting a market adjustment on certain fees.

Investment and annuity fees and insurance commissions includes both fees earned from sales of annuity and insurance products, as well as managed account fees. Investment and annuity fees and insurance commissions totaled $12.6 million for the first quarter of 2026, relatively flat compared to the fourth quarter of 2025, and up $1.2 million, or 10%, from the first quarter of 2025. Linked-quarter, small declines in insurance commissions, annuity sales and underwriting fees were largely offset by an increase in fixed income trading fees. The year over year increase was largely driven by fixed income trading fees and investment management fees, partially offset by declines in annuity sales volume and underwriting fees. Investment and annuity fee income can vary from period to period depending on market conditions, impacting demand for products and services and related fees.

Income from secondary mortgage market operations is comprised of income produced from the origination and sales of residential mortgage loans in the secondary market. We offer a full range of mortgage products to our customers and typically sell longer-term fixed-rate loans while retaining the majority of adjustable-rate loans, as well as loans generated through programs to support customer relationships. Secondary mortgage market operations income will vary based on mortgage application volume, pull through rates, the percentage of loans ultimately sold in the secondary market and the timing of such sales. Income from secondary mortgage market operations was $3.5 million in the first quarter of 2026, down $0.2 million, or 4%, from the fourth quarter of 2025, and up $0.1 million, or 2%, compared to the first quarter of 2025. The linked quarter decrease was primarily attributable to a decrease in mortgage loan production. Compared to the first quarter of 2025, an increase in mortgage loan production was mostly offset by a lower percentage of loans sold in the secondary market.

Net loss on securities transactions totaled $98.6 million for the first quarter of 2026, compared to a net loss of less than $0.1 million in the fourth quarter of 2025 and no gain or loss in the first quarter of 2025. The net loss in the current period resulted from the sale of $1.5 billion of available for sale securities and reflects a strategic decision to restructure the portfolio to enhance future net interest income through deployment of the proceeds into higher-yielding instruments.

Income from bank-owned life insurance (BOLI) is typically generated through insurance benefit proceeds as well as the growth of the cash surrender value of insurance contracts held. Income from BOLI was $5.3 million for the first quarter of 2026, down $0.1 million, or 3%, from the fourth quarter of 2025, and up $0.4 million, or 8%, from the first quarter of 2025. The linked quarter decline was driven by a decrease in mortality gains that was partially offset by an increase in income from change in cash surrender value. The year over year increase was driven by an increase in income from change in cash surrender value that was partially offset by a decline in mortality gains.

Credit related fees include fees assessed on letters of credit and unused portions of loan commitments. Credit related fees were $2.8 million for the first quarter of 2026, down less than $0.1 million, or 2%, from both the fourth and first quarters of 2025, driven by a decline in unused commitment fees that is a function of line of credit availability and utilization.

Income or loss from customer and other derivatives is largely from our customer interest rate derivative program. Income from customer and other derivatives totaled $1.0 million for the first quarter of 2026, down $1.2 million from the fourth quarter of 2025 and up $1.2 million from the first quarter of 2025. The linked quarter decrease was largely attributable to the customer derivative program as a product of volume and mid-term rate movement, as well as a $0.5 million increase in losses resulting from assumption changes to the Visa Class B derivative liability. The year over year increase is also reflective of changes in volume and interest rates and to a $0.2 increase in losses resulting from assumption changes to the Visa Class B derivative liability. Derivative income can be volatile and is dependent upon the composition of the portfolio, volume and mix of sales and termination activity, and market value adjustments due to market interest rate movement.

Net gains on sales of premises, equipment and other assets consist primarily of net revenue earned from sales of excess-bank owned facilities and equipment no longer in use, gains on sales of Small Business Administration (SBA) and other non-residential mortgage loans, and leases and other assets associated with the equipment finance line of business. Net gains on sales of premises, equipment and other assets totaled $2.0 million for the first quarter of 2026, up $0.7 million from the fourth quarter of 2025, and $0.2 million from the first quarter of 2025. The increase from both comparative periods was largely driven by gains on sales of SBA loans. The level of net gains or losses on sales of these assets in a given reporting period will vary based on a variety of circumstances.

Other miscellaneous income is comprised of various items, including income from investments in small business investment companies (SBIC), dividends on Federal Home Loan Bank (FHLB) stock, and fees from loan syndication and other specialty lines of business. Other miscellaneous income totaled $6.3 million, down $0.9 million, or 13%, from the fourth quarter of 2025 and $1.4 million, or 18%, from the first quarter of 2025. The linked quarter decrease was largely driven by a $2.6 million decline in income from SBICs that was partly offset by a $1.5 million increase in syndication fees and a $0.3 million increase in dividends on FHLB stock. The year to date decrease was largely driven by a $2.0 million decline in income from SBICs. SBIC income and syndication fees will vary from period to period, depending on activity.

Noninterest Expense

Noninterest expense for the first quarter of 2026 was $220.7 million, up $2.9 million, or 1%, from the fourth quarter of 2025, and $15.7 million, or 8%, from the first quarter of 2025. The increase from the fourth quarter of 2025 was largely driven by seasonal increases in payroll taxes and benefits, and the increase from the same period in 2025 is attributable to most expense categories. A more detailed discussion of noninterest expense variances follows.

The components of noninterest expense are presented in the following table for the indicated periods.

	Three Months Ended
	March 31,	December 31,	March 31,
($ in thousands)	2026	2025	2025
Compensation expense	$98,788	$100,152	$88,952
Employee benefits	28,360	22,358	25,395
Personnel expense	127,148	122,510	114,347
Net occupancy expense	13,129	14,400	13,580
Equipment expense	4,157	4,232	4,091
Data processing expense	32,796	31,864	31,250
Professional services expense	13,600	15,099	12,235
Amortization of intangible assets	2,548	2,622	2,113
Deposit insurance and regulatory fees	4,988	3,488	5,026
Other real estate and foreclosed assets expense, net	441	467	1,780
Corporate value and franchise taxes and other non-income taxes	4,416	3,865	4,303
Entertainment and contributions	4,218	3,182	3,387
Advertising	4,186	4,639	3,015
Telecommunications and postage	2,642	2,589	2,441
Travel expense	1,635	2,301	1,232
Tax credit investment amortization	903	1,054	1,068
Printing and supplies	985	903	902
Net other retirement expense	(5,311)	(4,239)	(3,884)
Other miscellaneous	8,267	8,874	8,173
Total noninterest expense	$220,748	$217,850	$205,059

Personnel expense consists of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and insurance for medical, life and disability. Personnel expense totaled $127.1 million for the first quarter of 2026, up $4.6 million, or 4%, from the fourth quarter of 2025 and $12.8 million, or 11%, from the first quarter of 2025. The linked quarter increase was primarily driven by seasonal increases in payroll taxes and certain employee benefits, and also includes increased commissions and incentives, increased headcount and a lesser benefit from salary deferrals associated with lending activities. These factors were partially offset by decreases in bonus and share-based compensation expense and the impact of two fewer payroll days. The year over year increase reflects increases in most components of this category, and reflects both expected annual increases in salary, incentives, bonus and associated benefit costs, and incremental expense associated with increased headcount that includes both Sabal associates and additional hires of revenue-producing associates. Personnel expense associated with ongoing Sabal operations contributed approximately $2.0 million to the variance compared to the first quarter of 2025.

Occupancy and equipment expenses are primarily composed of lease expenses, depreciation, maintenance and repairs, rent, property taxes, and other equipment expenses. Occupancy and equipment expenses totaled $17.3 million for the first quarter of 2026, down

$1.3 million, or 7%, from the fourth quarter of 2025, and $0.4 million, or 2%, from the first quarter of 2025. The linked quarter decrease was driven primarily by a decline in facility repair and maintenance expenses. The year over year decrease was driven by decreases in facility repair and maintenance and property tax expenses that were partially offset by an increase in leased facility expense.

Data processing expense includes expenses related to third party technology processing and servicing costs, technology project costs and fees associated with bank card and ATM transactions, and credit card reward expenses. Data processing expense was $32.8 million for the first quarter of 2026, up $0.9 million, or 3%, from the fourth quarter of 2025, and $1.5 million, or 5%, from the first quarter of 2025. The linked quarter increase was driven primarily by increases in maintenance on bank owned software and third party processing expenses. The year over year increase was largely attributable to increases in certain third party technology processing, licensing and maintenance and also to activity-based fees including card processing and rewards and rebates, partially offset by a decrease in amortization and maintenance on bank owned software. Data processing expense can vary from period to period, depending on business needs and technology enhancement initiatives.

Professional services expense includes accounting and audit, legal, consulting and certain outsourced service expense. Professional services expense for the first quarter of 2026 totaled $13.6 million, down $1.5 million, or 10%, from the fourth quarter of 2025, and up $1.4 million, or 11%, from the first quarter of 2025. The linked quarter decrease was mostly attributable to legal fees, consulting expenses and outsourced service expenses. The year over year increase was largely attributable to costs associated with consulting and other professional services associated with stand-alone engagements, including process improvement projects. Professional services expense may vary from period to period, generally related to the timing of external service needs.

Deposit insurance and regulatory fees for the first quarter of 2026 totaled $5.0 million, up $1.5 million, or 43%, from the fourth quarter of 2025, and relatively flat compared to the first quarter of 2025. The linked quarter increase was primarily driven by an adjustment in the comparative period to the special assessment by the FDIC to cover losses incurred under the systemic risk exception. The FDIC special assessment expense recorded to date is management's estimate of our portion of the cost attributable to the systemic risk exception based on information from the FDIC. However, the loss estimates resulting from the failures of Silicon Valley Bank and Signature Bank may be subject to further change pending the projected and actual outcome of loss share agreements, joint ventures, and outstanding litigation. The exact amount of losses incurred will not be determined until the FDIC terminates the receiverships of these banks; therefore, the exact exposure to the Company remains unknown.

Other real estate and foreclosed assets expense totaled $0.4 million in the first quarter of 2026, relatively flat compared to the fourth quarter of 2025, and down $1.4 million from the first quarter of 2025. The year over year decrease was largely attributable to a single property that was sold in late 2025. The level of net income or losses associated with holding and maintaining the other real estate owned portfolio can vary depending on sales activity, valuation adjustments and income or expense associated with operating and maintaining foreclosed property. Gains or losses on the sale of other real estate and foreclosed assets may occur periodically and are dependent on the number and type of assets for sale and current market conditions.

Corporate value, franchise and other non-income tax expense for the first quarter of 2026 totaled $4.4 million, up $0.6 million, or 14%, from the fourth quarter of 2025, and $0.1 million, or 3%, from the first quarter of 2025. The linked quarter increase was largely attributable to bank share tax. The year over year increase was driven by an increase in franchise tax that was mostly offset by an decline in bank share tax. The calculation of bank share tax is based on multiple variables, including average quarterly assets, earnings and stockholders’ equity to determine the taxable assessment value and can vary from period to period.

Business development-related expenses (including advertising, travel, entertainment and contributions) totaled $10.0 million for the first quarter of 2026, relatively flat compared to the fourth quarter of 2025, and up $2.4 million, or 32%, from the first quarter of 2025. Linked-quarter, decreases in advertising and travel expenses were largely offset by an increase in contributions and sponsorships. The year over year increase was largely attributable to digital media advertising and business development expenses.

All other expenses, excluding amortization of intangibles, is comprised of a variety of other operational expenses and losses, tax credit investment amortization, and net other retirement expense. All other expenses totaled $7.5 million for the first quarter of 2026, down $1.7 million, or 18%, from the fourth quarter of 2025, and $1.2 million, or 14%, from the first quarter of 2025. The decrease from both comparative periods driven largely by a decrease in net other retirement expense as a result of changes in actuarial assumptions for our pension plan.

Income Taxes

The effective income tax rate for the first quarter of 2026 was 19.3% compared to 20.7% in the fourth quarter of 2025 and 19.9% in the first quarter of 2025. The linked-quarter decrease in the effective tax rate is due primarily to a $1.4 million income tax benefit in the first quarter of 2026 related to various discrete items, such as share-based compensation. The first quarter of 2026 effective income tax is lower than the first quarter of 2025 primarily due to lower forecasted annual pre-tax earnings as result of the first quarter 2026 securities portfolio restructuring.

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

Based on tax credit investments that have been made to date in 2026, we expect to realize benefits from federal and state tax credits over the next three years totaling $8.0 million, $5.5 million, and $4.8 million in 2027, 2028, and 2029, respectively. We may continue making investments in tax credit projects; however, our ability to access new credits will depend upon, among other factors, federal and state tax policies and the level of competition for such credits.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity management ensures that funds are available to meet the cash flow requirements of our depositors and borrowers, while also meeting the operating, capital and strategic cash flow needs of the Company, the Bank and other subsidiaries. As part of the overall asset and liability management process, liquidity management strategies and measurements have been developed to manage and monitor liquidity risk. The following table summarizes available liquidity at March 31, 2026:

	March 31, 2026
($ in thousands)	Total Available	Amount Used	Net Availability
Available Sources of Funding:
Internal Sources:
Free securities	$4,465,579	$—	$4,465,579
External Sources:
Federal Home Loan Bank (a)	6,853,624	1,752,438	5,101,186
Federal Reserve Bank	3,542,065	—	3,542,065
Brokered deposits	4,362,320	—	4,362,320
Other	1,209,000	—	1,209,000
Total Available Sources of Funding	$20,432,588	$1,752,438	$18,680,150
Cash and other interest-bearing bank deposits			779,230
Total Liquidity			$19,459,380

(a) Amount used includes letters of credit.

Liquidity levels of financial institutions continue to be in heightened focus since the failure of several major regional U.S. banks that experienced large-scale deposit runs in early 2023. At March 31, 2026, our available on and off-balance sheet liquidity of $19.5 billion is well in excess of our estimated uninsured, noncollateralized deposits of approximately $11.4 billion.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities and repayments of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window. Total pledged securities were $3.5 billion at March 31, 2026, down $379 million from December 31, 2025. The decrease in pledged securities compared to December 31, 2025 is largely attributable to pledges that were released in response to a decrease in public funds deposits. Both securities and FHLB letters of credit are pledged as collateral related to public funds and repurchase agreements. Management has established an internal target for the ratio of free securities to total securities of 20% or greater. As shown in the table below, our ratio of free securities to total securities was 56.35% at March 31, 2026, compared to 51.97% at December 31, 2025.

	March 31,	December 31,	September 30,	June 30,	March 31,
Liquidity Metrics	2026	2025	2025	2025	2025
Free securities / total securities	56.35%	51.97%	60.83%	59.44%	58.64%
Core deposits / total deposits	95.17%	94.99%	94.81%	94.68%	94.34%
Wholesale funds / core deposits	5.62%	4.37%	7.74%	4.57%	2.74%
Liquid assets / total liabilities	16.85%	15.63%	19.88%	17.67%	18.08%
Quarter-to-date average loans / quarter-to-date average deposits	83.11%	82.30%	82.22%	81.15%	80.23%

The liability portion of the balance sheet provides liquidity mainly through the ability to use cash sourced from customer deposit accounts. At March 31, 2026, deposits totaled $29.1 billion, down $197.6 million, or 1%, from December 31, 2025, due primarily to typical seasonal movement in public funds deposits and retail time deposit maturities that were partially offset by growth in transaction and savings deposits. There were no brokered time deposits at March 31, 2026 or December 31, 2025. The use of brokered deposits as a funding source is subject to certain policies regarding the amount, term and interest rate.

Core deposits consist of total deposits excluding certificates of deposit of $250,000 or more and brokered deposits. Core deposits totaled $27.7 billion at March 31, 2026, down $136.7 million, or less than 1%, compared to December 31, 2025. Changes in the level of core deposits will vary based on the level of total deposits and the mix therein. The ratio of core deposits to total deposits was 95.17% at March 31, 2026, compared to 94.99% at December 31, 2025.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At March 31, 2026, the bank had $700 million in borrowings and approximately $5.1 billion available under this line. At March 31, 2026, the unused borrowing capacity at the Federal Reserve’s discount window was approximately $3.5 billion. There were no outstanding borrowings with the Federal Reserve at any date during any period covered by this report.

Wholesale funds, which are comprised of short-term borrowings, long-term debt and brokered deposits were 5.62% of core deposits at March 31, 2026, compared to 4.37% at December 31, 2025. At March 31, 2026, wholesale funds totaled $1.6 billion, up $337.5 million from December 31, 2025, largely driven by an increase in FHLB borrowings. The amount of wholesale funds outstanding will vary based on retail deposit levels and current funding needs. The Company has established an internal target for wholesale funds to be less than 25% of core deposits.

Other key measures used to monitor liquidity include the liquid asset ratio and the loan-to-deposit ratio. The liquid asset ratio (liquid assets, consisting of cash, short-term investments and free securities, divided by total liabilities) measures our ability to meet short-term obligations. Our liquid asset ratio was 16.85% at March 31, 2026, compared to 15.63% at December 31, 2025. Management has established a minimum liquid asset ratio of 7.5% and an internal target of 12% or greater. The loan to deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding) measures the amount of funds the Bank lends for each dollar of deposits on hand. Our average loan-to-deposit ratio for the first quarter of 2026 was 83.11%, compared to 82.30% for the fourth quarter of 2025. Management has an established target range for the loan-to-deposit ratio of 87% to 89%, but will operate outside that range under certain circumstances.

Cash generated from operations is another important source of funds to meet liquidity needs. The Consolidated Statements of Cash Flows included in Part I, Item 1 of this document present operating cash flows and summarize all significant sources and uses of funds during the three months ended March 31, 2026 and 2025.

Dividends received from the Bank have been the primary source of funds available to the Parent for the payment of dividends to our stockholders, repurchasing our common stock in the open market, and for servicing its debt. The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends the Bank can distribute to the Parent. The Parent targets cash and other liquid assets to provide liquidity in an amount sufficient to fund approximately six quarters of ongoing cash or liquid asset needs, consisting primarily of common stockholder dividends, debt service requirements, and any expected early extinguishment of debt. The Parent may operate below the target level on a temporary basis if a return to the target can be achieved in the near-term, generally not to exceed four quarters. The Parent had cash and liquid assets of $215.6 million at March 31, 2026.

Capital Resources

Stockholders’ equity totaled $4.4 billion at March 31, 2026, down $40.5 million, or 1%, from December 31, 2025. The decrease from December 31, 2025 is primarily attributable to common stock repurchases of $95.4 million, dividends of $41.5 million and long-term incentive plan and dividend reinvestment activity of $2.2 million. These factors were partially offset by net income of $47.4 million and other comprehensive income of $51.1 million.

The tangible common equity (TCE) ratio was 9.93% at March 31, 2026, down 13 bps from 10.06% at December 31, 2025, driven by common stock repurchases (-27 bps), dividends (-12 bps), tangible asset growth (-2 bps), and stock-based compensation and other (-1 bp), partially offset by tangible net earnings (+15 bps) and other comprehensive income (+15 bps).

The regulatory capital ratios of the Company and the Bank at March 31, 2026 remained well in excess of current regulatory minimum requirements, including capital conservation buffers, by at least $1.0 billion. The Company and the Bank have been categorized as “well-capitalized” in the most recent notices received from our regulators. Refer to the Supervision and Regulation section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of our capital requirements.

The following table shows the regulatory capital ratios for the Company and the Bank for the indicated periods.

	Well-	March 31,	December 31,	September 30,	June 30,	March 31,
	Capitalized	2026	2025	2025	2025	2025
Total capital (to risk weighted assets)
Hancock Whitney Corporation	10.00%	15.10%	15.45%	15.92%	15.82%	16.37%
Hancock Whitney Bank	10.00%	14.25%	14.43%	14.88%	14.79%	15.27%
Tier 1 common equity capital (to risk weighted assets)
Hancock Whitney Corporation	6.50%	13.29%	13.65%	14.09%	13.97%	14.48%
Hancock Whitney Bank	6.50%	13.05%	13.24%	13.67%	13.57%	14.02%
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	8.00%	13.29%	13.65%	14.09%	13.97%	14.48%
Hancock Whitney Bank	8.00%	13.05%	13.24%	13.67%	13.57%	14.02%
Tier 1 leverage capital
Hancock Whitney Corporation	5.00%	10.89%	11.17%	11.46%	11.35%	11.55%
Hancock Whitney Bank	5.00%	10.69%	10.84%	11.11%	11.02%	11.18%

We regularly perform stress analysis on our capital levels. One such scenario includes the hypothetical impact of including accumulated other comprehensive losses on market valuations of available for sale securities and cash flow hedges in regulatory capital and a further stress scenario that includes both those losses plus losses on the held to maturity investment portfolio in regulatory capital. We estimate that our regulatory capital ratios would remain in excess of the well-capitalized minimums under both of these stress scenarios at March 31, 2026.

On January 29, 2026, our board of directors declared a regular quarterly common stock cash dividend of $0.50 per share, marking an 11% increase over the previous quarter's dividend of $0.45 per share. The quarterly common stock cash dividend was paid on March 16, 2026 to shareholders of record on March 5, 2026. The Company has paid uninterrupted dividends to its shareholders since 1967.

In December 2025, our Board of Directors authorized a stock repurchase program, effective January 1, 2026, to repurchase up to 5% of the shares of common stock outstanding as of December 31, 2025, or 4.1 million shares. The authorization is set to expire on December 31, 2026. The shares may be repurchased in the open market, by block purchase, through accelerated share repurchase plans, in privately negotiated transactions or otherwise, in one or more transactions, from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The Company is not obligated to purchase any shares under this program and the repurchase authorization may be terminated or amended by the Board of Directors at any time prior to the expiration date. During the first quarter of 2026, the Company repurchased 1.4 million shares under this program at an average price of $67.58 per share, inclusive of commissions. The Company has accrued an estimated excise tax liability on net share repurchases under this plan of $0.8 million at March 31, 2026.

On March 19, 2026, the federal bank regulatory agencies requested comment on three proposals to modernize the regulatory capital framework for banks of all sizes. The proposals are intended to streamline capital requirements and better align regulatory capital with risk while maintaining the safety and soundness of the banking system. While the agencies anticipate that the amount of overall capital in the banking system will modestly decrease as a result of these proposals, they expect capital levels would still be substantially higher than they were before the financial crisis. In aggregate, the proposals would modestly reduce capital requirements for large banks and moderately reduce requirements for smaller banks, reflecting their more traditional lending activities.

Comments on all three proposals are due by June 18, 2026, and there is not yet a proposed timeline for issuance of a final rule or an implementation date. The Company is in process of evaluating the proposed rules and, based on a preliminary estimate, expects the rules as proposed would have a favorable impact on our capital levels.

BALANCE SHEET ANALYSIS

Short-Term Investments

Short-term investments are held so that funds are available to meet the cash flow needs of both borrowers and depositors. Short-term investments, including interest-bearing bank deposits and federal funds sold, were $223.7 million at March 31, 2026, up $91.4 million from December 31, 2025. Average short-term investments of $439.5 million for the first quarter of 2026 were up $75.7 million from the fourth quarter of 2025. Typically, the balance of short-term investments will change on a daily basis depending upon movement in customer loan and deposit accounts.

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

Investment in securities totaled $8.0 billion at March 31, 2026, down $66.8 million, or 1%, from December 31, 2025. The decrease was driven by net paydowns and maturities in the held to maturity portfolio, partially offset by favorable movement in the fair value adjustment on the available for sale portfolio. At March 31, 2026, securities available for sale totaled $6.0 billion and securities held to maturity totaled $2.0 billion.

In January 2026, we executed a restructuring of the available for sale securities portfolio to enhance net interest income whereby we sold securities with an amortized cost of $1.5 billion and an average yield of 2.49% and reinvested the $1.4 billion of proceeds with the purchase of securities with an average yield of 4.35%.

Our securities portfolio consists mainly of residential and commercial mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies. We invest only in high quality investment grade securities with a targeted portfolio effective duration generally between two and five and a half years. At March 31, 2026, the average expected maturity of the portfolio was 5.46 years with an effective duration of 4.08 years and a nominal weighted-average yield of 3.23%. Under an immediate, parallel rate shock using increases of 100 bps and 200 bps, the effective durations would be 4.12 years and 4.09 years, respectively. At December 31, 2025, the average expected maturity of the portfolio was 5.18 years with an effective duration of 3.89 years and a nominal weighted-average yield of 2.87%. The changes in expected maturity, effective duration, and nominal weighted-average yield from December 31, 2025 were largely the result of the portfolio restructuring and reinvestment in the portfolio during the period. At March 31, 2026, approximately $387.8 million of our available for sale securities are hedged with $359.0 million in fair value hedges in order to provide protection and flexibility to reposition and/or reprice the portfolio, effectively reducing the duration (market price risk) on the hedged securities. Once effective, fair value hedges synthetically convert the notional amount of the hedged asset over the life of the hedge to a variable rate instrument that is indexed to the federal funds effective rate. At March 31, 2026, fair value hedges with notional amounts totaling $265.0 million are effective.

At the end of each reporting period, we evaluate the securities portfolio for credit loss. Based on our assessments, expected credit loss was not material for any period presented, and therefore no allowance for credit loss was recorded.

Loans

Total loans at March 31, 2026, were $24.0 billion, up $33.4 million, or less than 1%, from December 31, 2025. The net increase in loans was largely driven by growth in commercial real estate across multiple products and equipment finance, partially offset by paydowns, including scheduled payments and prepayments, and lower credit line utilization in other product lines. A more detailed discussion of loan portfolio segment activity follows.

The following table shows the composition of our loan portfolio at each date indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
($ in thousands)	2026	2025	2025	2025	2025
Total loans:
Commercial non-real estate	$9,710,891	$9,809,011	$9,680,597	$9,760,733	$9,636,594
Commercial real estate - owner occupied	3,299,867	3,270,080	3,279,258	3,136,182	3,000,998
Total commercial and industrial	13,010,758	13,079,091	12,959,855	12,896,915	12,637,592
Commercial real estate - income producing	4,382,665	4,283,168	4,076,643	3,940,309	3,809,664
Construction and land development	1,320,224	1,239,086	1,197,305	1,219,514	1,287,919
Residential mortgages	3,950,154	4,016,917	4,027,600	4,057,307	4,025,145
Consumer	1,328,039	1,340,178	1,335,162	1,347,705	1,337,826
Total loans	$23,991,840	$23,958,440	$23,596,565	$23,461,750	$23,098,146

Our commercial customer base is diversified over a range of industries. We lend mainly to middle-market and smaller commercial entities, although we do participate in larger shared-credit loan facilities generally with businesses/sponsors operating in our market areas that are well known to the relationship officers. Shared national credits outstanding at March 31, 2026 totaled approximately $2.1 billion, or 8.8% of total loans, up $77.5 million compared to December 31, 2025. At March 31, 2026, our largest industry concentrations in shared national credits include approximately $320 million in finance and insurance, $267 million in real estate rental and leasing, $242 million in manufacturing, $209 million in information, and $203 million in healthcare and social assistance, with the remainder of the balance in other diverse industries.

Commercial and industrial (“C&I”) loans include both non-real estate and owner occupied real estate secured loans. C&I loans totaled $13.0 billion at March 31, 2026, down $68.3 million, or 1%, from December 31, 2025. The decrease is mostly reflective of higher net payoffs and paydowns that were partially offset by growth in equipment finance and owner occupied real estate loans.

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

	March 31,		December 31,		September 30,		June 30,		March 31,
	2026		2025		2025		2025		2025
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial & industrial loans:
Retail trade	$1,359,013	10%	$1,419,299	11%	$1,400,293	11%	$1,327,530	10%	$1,301,529	10%
Manufacturing	1,283,699	10%	1,226,962	9%	1,216,813	9%	1,178,187	9%	1,123,114	9%
Health care and social assistance	1,202,190	9%	1,306,170	10%	1,306,684	10%	1,376,655	11%	1,387,001	11%
Real estate and rental and leasing	1,182,742	9%	1,234,527	9%	1,233,906	10%	1,249,885	10%	1,220,072	10%
Construction	1,146,822	9%	1,122,921	9%	1,100,770	8%	993,338	8%	1,000,155	8%
Wholesale trade	1,036,202	8%	1,081,854	8%	1,117,737	9%	1,103,615	8%	1,105,444	9%
Professional, scientific, and technical services	907,315	7%	852,169	7%	818,290	6%	796,817	6%	729,215	6%
Transportation and warehousing	905,738	7%	945,011	7%	976,880	8%	986,952	8%	973,187	8%
Accommodation, food services and entertainment	862,294	7%	818,599	6%	807,897	6%	755,365	6%	786,180	6%
Finance and insurance	619,065	5%	646,171	5%	593,798	5%	676,691	5%	638,039	5%
Information	485,724	4%	465,971	4%	461,178	4%	453,154	3%	437,902	3%
Other services (except public administration)	412,119	3%	415,429	3%	395,869	3%	396,440	3%	381,715	3%
Public administration	332,887	3%	348,545	3%	358,704	3%	366,942	3%	388,659	3%
Admin, support, waste mgmt, remediation services	331,121	2%	338,693	3%	325,086	2%	336,566	3%	330,951	3%
Educational services	220,118	2%	236,273	2%	235,165	2%	242,677	2%	244,391	2%
Energy	175,582	1%	169,700	1%	169,536	1%	177,551	1%	178,969	1%
Other	548,127	4%	450,797	3%	441,249	3%	478,550	4%	411,069	3%
Total commercial & industrial loans	$13,010,758	100%	$13,079,091	100%	$12,959,855	100%	$12,896,915	100%	$12,637,592	100%

Commercial real estate - income producing loans totaled approximately $4.4 billion at March 31, 2026, up $99.5 million, or 2%, from December 31, 2025. Construction and land development loans totaled approximately $1.3 billion at March 31, 2026, up $81.1 million, or 7%, from December 31, 2025. These increases reflect strong demand and continued success in our organic growth plan. The following table details the end-of-period aggregated commercial real estate - income producing and construction loan balances by property type. Loans reflected in 1-4 family residential construction include both loans to construction builders as well as single family borrowers.

	March 31,		December 31,		September 30,		June 30,		March 31,
	2026		2025		2025		2025		2025
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial real estate - income producing and construction loans:
Multifamily	$1,554,277	27%	$1,438,509	26%	$1,397,370	26%	$1,401,521	27%	$1,363,926	27%
Retail	908,660	16%	907,611	16%	836,666	16%	821,420	16%	783,489	15%
Healthcare related properties	884,819	16%	812,712	15%	650,448	12%	641,735	12%	647,046	13%
Industrial	727,290	13%	739,009	14%	772,552	15%	710,424	14%	756,324	15%
Office	504,838	9%	506,581	9%	516,659	10%	503,525	10%	496,379	10%
Hotel, motel and restaurants	426,474	7%	430,007	8%	402,728	8%	437,650	9%	423,005	8%
1-4 family residential construction	225,402	4%	213,733	4%	239,568	5%	228,104	4%	217,849	4%
Other land loans	191,134	3%	181,170	3%	174,048	3%	169,303	3%	183,725	4%
Other	279,995	5%	292,922	5%	283,909	5%	246,141	5%	225,840	4%
Total commercial real estate - income producing and construction loans	$5,702,889	100%	$5,522,254	100%	$5,273,948	100%	$5,159,823	100%	$5,097,583	100%

The residential mortgage loan portfolio totaled $4.0 billion at March 31, 2026, down $66.8 million, or 2%, compared to December 31, 2025. The composition of the residential mortgage loan portfolio will depend on the volume of loans originated and the percentage ultimately sold in the secondary market.

The consumer loan portfolio totaled $1.3 billion at March 31, 2026, down $12.1 million, or 1%, from December 31, 2025.

Average loans for the first quarter of 2026 of $24.0 billion were up $250.2 million, or 1%, compared to the fourth quarter of 2025.

Allowance for Credit Losses and Asset Quality

Our allowance for credit losses was $343.7 million at March 31, 2026, up $2.1 million from December 31, 2025. The increase in the allowance for credit losses from December 31, 2025 is attributable to a $13.2 million provision for credit losses, partially offset by $11.1 million of net charge-offs. Our overall credit loss outlook is not significantly different from that at December 31, 2025. Uncertainty remains related to geopolitical conflict and economic conditions, which continues to influence our reserve levels. The allowance for loan losses increased $3.6 million and the reserve for unfunded lending commitments decreased $1.5 million from December 31, 2025. The increase in the allowance for loan losses at March 31, 2026 compared to December 31, 2025 includes an increase in individually evaluated reserves on problem loans of $3.8 million and a modest reduction in other funded reserves. The $1.5 million decrease in the reserve for unfunded commitments compared to December 31, 2025 is largely volume driven.

We utilized the March 2026 Moody's economic scenarios in our allowance for credit losses calculation at March 31, 2026. After considering the variables underlying each of the Moody's economic scenarios, management probability-weighted the baseline scenario at 40% and the downside S-2 mild recessionary scenario at 60% in the computation of the allowance for credit losses at March 31, 2026, compared to probability-weighting both the baseline scenario and the downside S-2 mild recessionary scenario at 50% in the computation of the allowance for credit losses at December 31, 2025. The change in the probability weightings from those used at December 31, 2025 does not indicate a significant shift in our overall credit loss outlook, but rather, a response to certain changes in the assumptions underlying the Moody's forecast scenarios that shifted the baseline to a more optimistic outlook. Each of the scenarios considered have varying degrees of severity and duration of impacts to forecasted market conditions, economic indicators, monetary and other governmental policies and geopolitical conditions, among other variables. Refer to the Economic Outlook section of this discussion and analysis for further information on the Moody’s scenarios and our weighting assumptions.

Our allowance for credit losses coverage to total loans was 1.43% at March 31, 2026, unchanged from December 31, 2025. The allowance for credit losses on the commercial portfolio totaled $276.6 million, or 1.48% of that portfolio, at March 31, 2026, compared to $272.0 million, or 1.46%, at December 31, 2025. The allowance for credit losses on the residential mortgage portfolio totaled $41.6 million, or 1.05% of that portfolio, at March 31, 2026, compared to $42.8 million, or 1.07%, at December 31, 2025. The allowance for credit losses on the consumer portfolio totaled $25.6 million, or 1.92% of that portfolio, at March 31, 2026, compared to $26.8 million, or 2.00%, at December 31, 2025.

Criticized commercial loans totaled $522.2 million at March 31, 2026, down $13.2 million, or 2%, from $535.4 million at December 31, 2025. Criticized loans are defined as those having potential weaknesses that deserve management’s close attention (risk-rated as special mention, substandard and doubtful), including both accruing and nonaccruing loans. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process. In addition, the Company often reviews portfolios of loans to determine if there are areas of risk not specifically identified in its loan by loan approach. Criticized commercial loans comprised 2.79% of that portfolio at March 31, 2026, down from 2.88% at December 31, 2025. We remain focused on identifying specific and broader risk indicators that may be impacting certain segments in our portfolio, and we have not seen signs of significant weakening in any particular industry, sector or geographic segment beyond what we believe has been experienced by the banking industry as a whole. Our criticized commercial loans at March 31, 2026 are diversified across many industries, with the largest concentrations as follows: $97.4 million in real estate, rental and leasing; $71.2 million in manufacturing; $67.4 million in healthcare and social assistance; $63.6 million in retail trade; $53.7 million in wholesale trade; $47.9 million in transportation and warehousing; and $47.8 million in accommodation, food service and entertainment. Commercial loans risk rated pass-watch totaled $550.7 million at March 31, 2026, down $64.1 million, or 10%, from December 31, 2025. The pass-watch risk rating includes credits with performance trends that reflect sufficient risk to cause concern but have not risen to the level of criticized.

Net charge-offs were $11.1 million, or 0.19% of average total loans on an annualized basis in the first quarter of 2026, compared to $13.0 million, or 0.22% of average total loans on an annualized basis in the fourth quarter of 2025. Net charge-offs in the first quarter of 2026 included $7.4 million in the commercial portfolio, $3.5 million in the consumer portfolio and $0.2 million in the residential mortgage portfolio. Net charge-offs in the fourth quarter of 2025 included $10.1 million in the commercial portfolio and $3.0 million in the consumer portfolio partially offset by net recoveries of $0.1 million in the residential mortgage portfolio.

The following table provides a rollforward of the allowance for credit losses, coverage ratios and net charge-off ratios for the periods indicated.

	Three Months Ended
	March 31,	December 31,	March 31,
($ in thousands)	2026	2025	2025
Provision and Allowance for Credit Losses
Allowance for loan losses:
Allowance for loan losses at beginning of period	$307,731	$313,636	$318,882
Loans charged-off:
Commercial non real estate	8,506	13,119	6,132
Commercial real estate - owner-occupied	8	—	2,741
Total commercial & industrial	8,514	13,119	8,873
Commercial real estate - income producing	—	—	34
Construction and land development	219	23	8
Total commercial	8,733	13,142	8,915
Residential mortgages	250	244	167
Consumer	4,410	3,723	4,211
Total charge-offs	13,393	17,109	13,293
Recoveries of loans previously charged-off:
Commercial non real estate	1,123	2,848	1,650
Commercial real estate - owner-occupied	142	145	95
Total commercial & industrial	1,265	2,993	1,745
Commercial real estate - income producing	3	37	—
Construction and land development	1	—	110
Total commercial	1,269	3,030	1,855
Residential mortgages	71	320	387
Consumer	917	763	804
Total recoveries	2,257	4,113	3,046
Total net charge-offs	11,136	12,996	10,247
Provision for loan losses	14,721	7,091	9,484
Allowance for loan losses at end of period	$311,316	$307,731	$318,119
Reserve for Unfunded Lending Commitments:
Reserve for unfunded lending commitments at beginning of period	$33,928	$27,874	$24,053
Provision for losses on unfunded lending commitments	(1,549)	6,054	978
Reserve for unfunded lending commitments at end of period	$32,379	$33,928	$25,031
Total Allowance for Credit Losses	$343,695	$341,659	$343,150
Total Provision for Credit Losses	$13,172	$13,145	$10,462
Coverage Ratios:
Allowance for loan losses to period-end loans	1.30%	1.28%	1.38%
Allowance for credit losses to period-end loans	1.43%	1.43%	1.49%
Charge-offs ratios:
Gross charge-offs to average loans	0.23%	0.29%	0.23%
Recoveries to average loans	0.04%	0.07%	0.05%
Net charge-offs to average loans	0.19%	0.22%	0.18%
Net Charge-offs to average loans by portfolio
Commercial non real estate	0.31%	0.42%	0.19%
Commercial real estate - owner-occupied	(0.02)%	(0.02)%	0.36%
Total commercial & industrial	0.22%	0.31%	0.23%
Commercial real estate - income producing	(0.00)%	(0.00)%	0.00%
Construction and land development	0.07%	0.01%	(0.03)%
Total commercial	0.16%	0.22%	0.16%
Residential mortgages	0.02%	(0.01)%	(0.02)%
Consumer	1.06%	0.88%	1.02%

The following table sets forth for the periods indicated nonaccrual loans and reportable loan modifications to borrowers experiencing financial difficulty by type, and foreclosed and surplus ORE and other foreclosed assets. The table also includes loans past due 90 days or more and still accruing.

	March 31,	December 31,	September 30,	June 30,	March 31,
($ in thousands)	2026	2025	2025	2025	2025
Loans accounted for on a nonaccrual basis:
Commercial non-real estate	$31,949	$29,678	$39,108	$20,196	$15,261
Commercial non-real estate - modified	9,432	4,847	8,084	11,710	19,393
Total commercial non-real estate	41,381	34,525	47,192	31,906	34,654
Commercial real estate - owner occupied	5,699	6,482	6,667	3,237	3,913
Commercial real estate - owner-occupied - modified	231	241	341	352	366
Total commercial real estate - owner-occupied	5,930	6,723	7,008	3,589	4,279
Commercial real estate - income producing	2,010	4,760	4,782	5,094	5,127
Commercial real estate - income producing - modified	—	—	—	841	841
Total commercial real estate - income producing	2,010	4,760	4,782	5,935	5,968
Construction and land development	1,028	3,173	3,281	1,932	1,851
Construction and land development - modified	—	—	—	—	—
Total construction and land development	1,028	3,173	3,281	1,932	1,851
Residential mortgage	46,786	46,399	40,284	41,122	41,978
Residential mortgage - modified	4,476	587	742	178	4,426
Total residential mortgage	51,262	46,986	41,026	41,300	46,404
Consumer	11,584	10,555	10,115	10,260	11,058
Consumer - modified	148	148	150	—	—
Total consumer	11,732	10,703	10,265	10,260	11,058
Total nonaccrual loans	$113,343	$106,870	$113,554	$94,922	$104,214
ORE and foreclosed assets	11,257	14,788	11,140	26,847	26,690
Total nonaccrual loans and ORE and foreclosed assets	$124,600	$121,658	$124,694	$121,769	$130,904
Modified loans - still accruing:
Commercial non-real estate	$78,225	$98,468	$65,284	$45,123	$58,188
Commercial real estate - owner occupied	28,697	28,698	—	—	—
Commercial real estate - income producing	13,957	14,914	—	1,846	1,882
Construction and land development	147	147	—	—	—
Residential mortgage	7,203	14,572	16,891	15,265	10,514
Consumer	251	227	43	—	34
Total modified loans - still accruing	$128,480	$157,026	$82,218	$62,234	$70,618
Total reportable modified loans	$142,767	$162,849	$91,535	$75,315	$95,644
Loans 90 days past due still accruing	$29,885	$28,798	$24,576	$58,702	$15,593
Ratios:
Nonaccrual loans to total loans	0.47%	0.45%	0.48%	0.40%	0.45%
Nonaccrual loans plus ORE and foreclosed assets to loans plus ORE and foreclosed assets	0.52%	0.51%	0.53%	0.52%	0.57%
Allowance for loan losses to nonaccrual loans	274.67%	287.95%	276.20%	329.94%	305.26%
Allowance for loan losses to nonaccrual loans and accruing loans 90 days past due	217.36%	226.83%	227.06%	203.87%	265.53%
Loans 90 days past due still accruing to loans	0.12%	0.12%	0.10%	0.25%	0.07%

Nonaccrual loans plus ORE and foreclosed assets totaled $124.6 million at March 31, 2026, up $2.9 million from December 31, 2025. Nonaccrual loans of $113.3 million increased $6.5 million from December 31, 2025. The ratio of nonaccrual loans to total loans remains relatively low at 0.47% of the total portfolio. ORE and foreclosed assets were $11.3 million at March 31, 2026, down $3.5 million from December 31, 2025. Nonaccrual loans plus ORE and other foreclosed assets as a percentage of total loans, ORE and other foreclosed assets was 0.52% at March 31, 2026, up 1 bp from December 31, 2025.

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

Lack of diversity in concentration within a deposit base may increase the risk of events or trends that could prompt a larger-scale demand for deposits outflow. Concerns over a financial institution's ability to protect deposit balances in excess of the federally insured limit may increase the risk of a deposit run. We consider our deposit base to be seasoned, stable and well-diversified. We also offer our customers an insured cash sweep product (ICS) that allows customers to secure deposits above FDIC insured limits. We continue to see demand for the ICS product, with the balance totaling $326.6 million at March 31, 2026, compared to $322.2 million at December 31, 2025. At March 31, 2026, we have calculated our average deposit account size by dividing period-end deposits by the population of accounts with balances to be approximately $37,500, which includes $199,600 in our commercial and small business lines (excluding public funds), $120,600 in our wealth management business line, and $18,200 in our consumer business line.

Further, at March 31, 2026, our sources of liquidity exceed uninsured deposits. We have estimated the Bank’s amount of uninsured deposits using the methodologies and assumptions required for FDIC regulatory reporting to be approximately $14.6 billion at March 31, 2026, down $272.5 million compared to December 31, 2025. Our uninsured deposit total at March 31, 2026, includes approximately $3.2 billion of public funds that have pledged securities as collateral, leaving approximately $11.4 billion of noncollateralized, uninsured deposits compared to total liquidity of $19.5 billion. Our ratio of noncollateralized, uninsured deposits to total deposits was approximately 39.2% at March 31, 2026, compared to 38.6% at December 31, 2025.

Total deposits were $29.1 billion at March 31, 2026, down $197.6 million, or 1%, from December 31, 2025 driven by typical seasonal movement in public funds deposits and retail time deposit maturities that were partially offset by growth in transaction and savings deposits. Average deposits for the first quarter of 2026 were $28.8 billion, up $18.2 million, or less than 1%, from the fourth quarter of 2025.

The following table shows the composition of our deposits at each date indicated.

	March 31,	December 31,	September 30,	June 30,	March 31,
($ in thousands)	2026	2025	2025	2025	2025

Noninterest-bearing deposits	$10,344,878	$10,374,991	$10,305,303	$10,638,785	$10,614,874
Interest-bearing retail transaction and savings deposits	12,259,441	11,998,892	11,776,338	11,498,300	11,419,406
Interest-bearing public fund deposits:
Public fund transaction and savings deposits	2,833,149	3,120,389	2,706,540	2,902,513	2,921,566
Public fund time deposits	104,132	96,925	93,417	83,472	82,750
Total interest-bearing public fund deposits	2,937,281	3,217,314	2,799,957	2,985,985	3,004,316
Retail time deposits	3,540,534	3,688,577	3,778,152	3,923,542	4,156,137
Brokered time deposits	—	—	—	—	—
Total interest-bearing deposits	18,737,256	18,904,783	18,354,447	18,407,827	18,579,859
Total deposits	$29,082,134	$29,279,774	$28,659,750	$29,046,612	$29,194,733

Noninterest-bearing demand deposits totaled $10.3 billion at March 31, 2026, down $30.1 million, or less than 1%, from December 31, 2025. The decline was driven by a seasonal decrease in public fund balances that was partially offset by growth in commercial noninterest-bearing demand deposits. Noninterest-bearing demand deposits comprised 36% of total deposits at March 31, 2026, up from 35% at December 31, 2025.

Interest-bearing transaction and savings accounts totaled $12.3 billion at March 31, 2026, up $260.5 million, or 2%, from December 31, 2025, reflective of growth and shifting in mix within interest-bearing deposits. Interest-bearing public fund deposits totaled $2.9 billion at March 31, 2026, down $280.0 million, or 9%, from December 31, 2025 that is mostly attributable to seasonal outflows. Retail time deposits totaled $3.5 billion at March 31, 2026, down $148.0 million, or 4%, from December 31, 2025. The decline in retail time deposits is mostly attributable to maturities that did not renew, reflective of interest rate movement, including promotional rate reductions; a portion of these deposits shifted into interest-bearing transaction and savings accounts or non-interest bearing accounts. We had no brokered time deposits at March 31, 2026 or December 31, 2025. The Company uses brokered deposits as one component of its funding strategy, subject to certain policies regarding the amount, term and interest rate.

The rate paid on interest-bearing deposits for the first quarter of 2026 was 2.25%, down 17 bps from 2.42% in the fourth quarter of 2025, reflective of the interest rate environment and product pricing, both of which may have fostered a favorable shift in the mix of interest-bearing deposits. Rates paid on deposits will vary based on prevailing interest rates and promotional rate offerings on the various product types. The following table sets forth average balances and weighted-average rates paid on deposits for the first quarter of 2026 and the fourth and the first quarters of 2025.

	Three months ended
	March 31, 2026			December 31, 2025			March 31, 2025
($ in millions)	Balance	Rate	Mix	Balance	Rate	Mix	Balance	Rate	Mix
Interest-bearing deposits:
Interest-bearing transaction deposits	$3,107.2	1.21%	10.8%	$3,031.8	1.30%	10.5%	$2,800.9	1.34%	9.7%
Money market deposits	6,708.9	2.41	23.3	6,731.5	2.65	23.3	6,320.5	2.88	22.0
Savings deposits	2,232.7	0.94	7.7	2,171.4	0.92	7.5	2,099.3	0.61	7.3
Time deposits	3,631.8	3.36	12.6	3,755.7	3.50	13.0	4,254.5	3.81	14.8
Public Funds	3,121.1	2.60	10.8	2,960.3	2.80	10.3	3,114.0	3.03	10.8
Total interest-bearing deposits	18,801.7	2.25%	65.2	18,650.7	2.42%	64.6	18,589.2	2.63%	64.6
Noninterest-bearing demand deposits	10,033.0		34.8	10,165.8		35.4	10,163.2		35.4
Total deposits	$28,834.7		100.0%	$28,816.5		100.0%	$28,752.4		100.0%

The following sets forth the maturities of time certificates of deposit greater than $250,000 at March 31, 2026.

March 31,
($ in thousands)	2026
Three months	$841,492
Over three months through six months	327,895
Over six months through one year	235,657
Over one year	8,673
Total	$1,413,717

Short-Term Borrowings

At March 31, 2026, short-term borrowings totaled $1.4 billion, up $343.2 million from December 31, 2025, driven primarily by FHLB borrowings. Average short-term borrowings of $1.4 billion in the first quarter of 2026 were up $183.2 million, or 15%, from the fourth quarter of 2025.

Short-term borrowings are a core portion of the Company’s funding strategy and can fluctuate depending on our funding needs and the sources utilized. Customer repurchase agreements and borrowings from the Federal Home Loan Bank (FHLB) are the major sources of short-term borrowings. Customer repurchase agreements are offered mainly to commercial customers to assist them with their cash management strategies or to provide a temporary investment vehicle for their excess liquidity pending redeployment for corporate or investment purposes. While customer repurchase agreements provide a recurring source of funds to the Bank, amounts available will vary. FHLB borrowings are collateralized by certain residential mortgage and commercial real estate loans included in the Bank’s loan portfolio, subject to specific criteria. FHLB borrowings totaled $700 million at March 31, 2026 compared to $400 million at December 31, 2025.

Long-Term Debt

Long-term debt totaled $193.8 million at March 31, 2026, down $5.6 million, or 3%, from December 31, 2025, due to tax credit entity activity.

Long-term debt at March 31, 2026 includes subordinated notes payable with an aggregate principal amount of $172.5 million, a stated maturity of June 15, 2060, and a fixed rate of 6.25% per annum that qualify as Tier 2 capital of certain regulatory capital ratios. Subject to prior approval by the Federal Reserve, the Company may redeem these notes in whole or in part on any of its quarterly interest payment dates.

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

The contractual amounts of these instruments reflect our exposure to credit risk. The Bank undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. At March 31, 2026, the Company had a reserve for credit losses on unfunded lending commitments totaling $32.4 million.

The following table shows the commitments to extend credit and letters of credit at March 31, 2026 according to expiration date.

		Expiration Date
		Less than	1-3	3-5	More than
($ in thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$9,714,297	$4,155,403	$2,539,921	$2,193,720	$825,253
Letters of credit	421,096	345,931	70,709	4,456	—
Total	$10,135,393	$4,501,334	$2,610,630	$2,198,176	$825,253

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There were no material changes or developments during the reporting period with respect to methodologies that the Company uses when applying what management believes are critical accounting policies and developing critical accounting estimates as disclosed in its Annual Report on Form 10-K for the year ended December 31, 2025.

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

Net Interest Income at Risk

The following table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in rates at March 31, 2026. Shifts are measured in 100 basis point increments in a range from -500 to +500 basis points from base case, with -300 through +300 basis points presented in the table below. Our interest rate sensitivity modeling incorporates a number of assumptions including loan and deposit repricing characteristics, the rate of loan prepayments and other factors. The base scenario assumes that the current interest rate environment is held constant over a 24-month forecast period and is the scenario to which all others are compared in order to measure the change in net interest income. Policy limits on the change in net interest income under a variety of interest rate scenarios are approved by the Board of Directors. All policy scenarios assume a static volume forecast where the balance sheet is held constant, although other scenarios are modeled.

		Estimated Increase
		(Decrease) in NII
	Change in Interest Rates	Year 1	Year 2
	(basis points)
-	300	-4.80%	-13.26%
-	200	-3.81%	-9.62%
-	100	-1.70%	-4.39%
+	100	1.27%	3.57%
+	200	2.33%	6.76%
+	300	3.33%	9.80%

The results indicate a general asset sensitivity across most scenarios driven primarily by repricing of cash flows in the investment and loan portfolios. With short-term rates stabilizing, the funding mix continues a gradual shift to more rate sensitive deposits. This shift leads to lower overall net interest income at risk, as deposit repricing is expected to offset rate adjustments in the floating rate loan book. Furthermore, due to the funding mix shift, the Company is currently less sensitive to changes in short-term rate movements with interest rate risk being driven more by changes in the mid to long-term segment of the yield curve. When deemed prudent, management has taken actions to mitigate exposure to interest rate risk with on- or off-balance sheet financial instruments and intends to do so in the future. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes.

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

Economic Value of Equity (EVE)

EVE simulation involves calculating the present value of all future cash flows from assets and subtracting the present value of all future cash outflows from liabilities including the impact of off-balance sheet items such as interest rate hedges. This analysis results in a theoretical market value of the Bank's equity or EVE. Management’s focus on EVE analysis is not on the resulting calculation of EVE itself, but instead on the sensitivity of EVE to changes in market rates. Policy limits on the change in EVE under a variety of interest rate scenarios are approved by the Board of Directors. The following table presents an analysis of the change in the Bank’s EVE resulting from instantaneous and parallel shifts in rates as of March 31, 2026. Shifts are measured in 100 basis point increments ranging from -500 to +500 basis points from base case, with -300 through +300 basis points presented in table below.

		Estimated Change in EVE at
Change in Interest Rates		March 31, 2026
(basis points)
-	300	3.54%
-	200	3.10%
-	100	2.04%
+	100	-2.85%
+	200	-6.15%
+	300	-9.54%

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

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, the Company’s disclosure controls and procedures were effective.

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

The Company, including subsidiaries, is party to various legal proceedings arising in the ordinary course of business. We do not believe that loss contingencies, if any, arising from pending litigation and regulatory matters will have a material adverse effect on our consolidated financial position or liquidity.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, in evaluating an investment in the Company’s securities, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1A of our 2025 Form 10-K. which could materially affect the Company's business, financial position, results of operations, cash flows, or future results. Please be aware that these risks may change over time and other risks may prove to be important in the future. New risks may emerge at any time, and we cannot predict such risks or estimate the extent to which they may affect our business, financial condition or results of operations, or the trading price of our securities.

There are no material changes during the period covered by this Report to the risk factors previously disclosed in our 2025 Form 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company has in place a Board-approved stock buyback program whereby the Company is authorized to repurchase up to 5% of its common stock outstanding at December 31, 2025, or 4,112,966 shares, through the program’s expiration date of December 31, 2026. The program allows the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions in accordance with the rules and regulations of the Securities and Exchange Commission. The Company is not obligated to purchase any shares under this program and the repurchase authorization may be terminated or amended by the Board of Directors at any time prior to the expiration date.

The following is a summary of common share repurchases during the three months ended March 31, 2026.

	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased under such Plans or Programs
January 1, 2026 - January 31, 2026	600,826	$67.79	600,000	3,512,966
February 1, 2026 - February 28, 2026	530,262	$71.55	400,000	3,112,966
March 1, 2026 - March 31, 2026	400,014	$62.39	400,000	2,712,966
	1,531,102	$67.68	1,400,000

(a) Includes common stock purchased in connection with our share-based payment plans related shares used to cover payroll tax withholding requirements. See Note 19 – Share-Based Payment Arrangements in our 2025 Form 10-K, which includes additional information regarding our share-based incentive plans.

(b) Average price paid does not include the one percent excise tax charged on public company net share repurchases.

Item 5. Other Information

Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended March 31, 2026.

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

May 7, 2026