Form 10-Q
period 2026-06-30
HANCOCK WHITNEY CORP
filed 2026-08-07
CIK 750577

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

80,223,058 common shares were outstanding at July 31, 2026.

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

OD – Overdraft

OFB – OFB Bancshares, Inc., on a consolidated basis with its subsidiary One Florida Bank; an entity acquired on August 1, 2026

ORE – other real estate defined as foreclosed and surplus real estate

PCD – purchased credit deteriorated loans, as defined by ASC 326

Pension Plan – the Hancock Whitney Corporation Pension Plan and Trust Agreement

PPNR – Pre-provision net revenue

QSCB – Qualified School Construction Bonds

QZAB – Qualified Zone Academy Bonds

Repos – securities sold under agreements to repurchase

RSA – Restricted share awards

RSU – Restricted stock units

Sabal – Sabal Trust Company, an entity acquired on May 2, 2025

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

TSR – total shareholder return

U.S. Treasury – The United States Department of the Treasury

401(k) Plan – the Hancock Whitney Corporation 401(k) Savings Plan and Trust Agreement

Part I. Financial Information

Item 1. Financial Statements

Hancock Whitney Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	June 30,	December 31,
(in thousands, except per share data)	2026	2025
ASSETS
Cash and due from banks	$572,039	$562,995
Interest-bearing bank deposits	514,887	132,037
Federal funds sold	195	229
Securities available for sale, at fair value (amortized cost of $6,340,945 and $6,341,322)	6,006,220	5,961,917
Securities held to maturity (fair value of $1,755,583 and $2,011,026)	1,885,139	2,132,882
Loans held for sale (includes $42,867 and $33,158 measured at fair value)	52,850	33,158
Loans	24,580,173	23,958,440
Less: allowance for loan losses	(312,608)	(307,731)
Loans, net	24,267,565	23,650,709
Property and equipment, net of accumulated depreciation of $376,395 and $370,818	254,807	261,181
Right of use assets, net of accumulated amortization of $80,695 and $73,527	102,433	102,056
Prepaid expenses	66,138	58,847
Other real estate and foreclosed assets, net	12,858	14,788
Accrued interest receivable	141,675	138,509
Goodwill	925,404	925,404
Other intangible assets, net	62,300	67,071
Life insurance contracts	811,843	798,509
Funded pension assets, net	301,301	292,437
Deferred tax asset, net	41,665	55,798
Other assets	326,653	284,235
Total assets	$36,345,972	$35,472,762
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
Deposits
Noninterest-bearing	$10,336,866	$10,374,991
Interest-bearing	19,292,894	18,904,783
Total deposits	29,629,760	29,279,774
Short-term borrowings	1,570,970	1,017,292
Long-term debt	193,823	199,407
Accrued interest payable	14,544	14,485
Lease liabilities	122,476	121,505
Other liabilities	370,265	380,182
Total liabilities	31,901,838	31,012,645
Stockholders' equity:
Common stock	309,513	309,513
Capital surplus	1,352,528	1,491,219
Retained earnings	3,127,514	3,035,636
Accumulated other comprehensive loss, net	(345,421)	(376,251)
Total stockholders' equity	4,444,134	4,460,117
Total liabilities and stockholders' equity	$36,345,972	$35,472,762
Preferred shares authorized (par value of $20.00 per share)	50,000	50,000
Preferred shares issued and outstanding	—	—
Common shares authorized (par value of $3.33 per share)	350,000	350,000
Common shares issued	92,947	92,947
Common shares outstanding	80,471	82,259

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Interest income:
Loans, including fees	$338,931	$338,413	$670,286	$669,901
Loans held for sale	745	399	1,111	740
Securities-taxable	65,169	54,046	127,294	105,945
Securities-tax exempt	3,286	4,007	6,996	8,225
Short-term investments	4,756	5,716	8,582	13,091
Total interest income	412,887	402,581	814,269	797,902
Interest expense:
Deposits	102,565	117,766	207,011	238,273
Short-term borrowings	14,504	4,865	23,393	6,710
Long-term debt	2,806	2,991	5,688	6,055
Total interest expense	119,875	125,622	236,092	251,038
Net interest income	293,012	276,959	578,177	546,864
Provision for credit losses	13,775	14,925	26,947	25,387
Net interest income after provision for credit losses	279,237	262,034	551,230	521,477
Noninterest income:
Service charges on deposit accounts	25,897	24,256	51,799	48,375
Trust fees	26,049	22,753	50,623	40,775
Bank card and ATM fees	23,181	22,004	45,307	42,718
Investment and annuity fees and insurance commissions	14,617	10,603	27,189	22,018
Secondary mortgage market operations	4,065	4,147	7,594	7,615
Securities transactions, net	—	—	(98,595)	—
Other income	14,541	14,761	31,915	31,814
Total noninterest income	108,350	98,524	115,832	193,315
Noninterest expense:
Compensation expense	105,579	95,875	204,367	184,827
Employee benefits	24,612	20,637	52,972	46,032
Personnel expense	130,191	116,512	257,339	230,859
Net occupancy expense	13,857	13,825	26,986	27,405
Equipment expense	4,410	4,541	8,567	8,632
Data processing expense	31,701	33,448	64,497	64,698
Professional services expense	14,538	16,371	28,138	28,606
Amortization of intangible assets	2,222	2,524	4,770	4,637
Deposit insurance and regulatory fees	5,019	4,822	10,007	9,848
Other real estate and foreclosed assets expense, net	214	1,181	655	2,961
Other expense	23,284	22,755	45,225	43,392
Total noninterest expense	225,436	215,979	446,184	421,038
Income before income taxes	162,151	144,579	220,878	293,754
Income taxes expense	35,190	31,048	46,495	60,719
Net income	$126,961	$113,531	$174,383	$233,035
Earnings per common share-basic	$1.56	$1.32	$2.14	$2.70
Earnings per common share-diluted	$1.55	$1.32	$2.12	$2.69
Dividends paid per share	$0.50	$0.45	$1.00	$0.90
Weighted average shares outstanding-basic	80,934	85,577	81,302	85,833
Weighted average shares outstanding-diluted	81,485	85,943	81,868	86,203

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2026	2025	2026	2025
Net income	$126,961	$113,531	$174,383	$233,035
Other comprehensive income (loss) before income taxes:
Net change in unrealized loss on securities available for sale, cash flow hedges and equity method investment	(32,649)	48,271	(71,123)	157,783
Reclassification of net loss realized and included in earnings	5,917	9,668	110,509	19,083
Valuation adjustments to employee benefit plans	—	—	(496)	—
Amortization of unrealized net loss on securities transferred to held to maturity	400	387	813	792
Other comprehensive income (loss) before income taxes	(26,332)	58,326	39,703	177,658
Income tax expense (benefit)	(6,038)	13,181	8,873	41,393
Other comprehensive income (loss) net of income taxes	(20,294)	45,145	30,830	136,265
Comprehensive income	$106,667	$158,676	$205,213	$369,300

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

Three Months Ended June 30, 2026 and 2025					Accumulated
	Common Stock				Other
(in thousands, except parenthetical share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Loss	Total
Balance, March 31, 2026	92,947	$309,513	$1,393,663	$3,041,543	$(325,127)	$4,419,592
Net income	—	—	—	126,961	—	126,961
Other comprehensive income	—	—	—	—	(20,294)	(20,294)
Comprehensive income						106,667
Dividends declared ($0.50 per common share)	—	—	—	(40,990)	—	(40,990)
Common stock activity, long-term incentive plans	—	—	6,860	—	—	6,860
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	1,172	—	—	1,172
Repurchase of common stock (712,966 shares)	—	—	(49,167)	—	—	(49,167)
Balance, June 30, 2026	92,947	$309,513	$1,352,528	$3,127,514	$(345,421)	$4,444,134
Balance, March 31, 2025	92,947	$309,513	$1,699,474	$2,784,657	$(514,972)	$4,278,672
Net income	—	—	—	113,531	—	113,531
Other comprehensive income	—	—	—	—	45,145	45,145
Comprehensive income						158,676
Dividends declared ($0.45 per common share)	—	—	—	(39,154)	—	(39,154)
Common stock activity, long-term incentive plans	—	—	5,809	4	—	5,813
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	1,129	—	—	1,129
Repurchase of common stock (750,000 shares)	—	—	(39,717)	—	—	(39,717)
Balance, June 30, 2025	92,947	$309,513	$1,666,695	$2,859,038	$(469,827)	$4,365,419

Six Months Ended June 30, 2026 and 2025					Accumulated
	Common Stock				Other
(in thousands, except parenthetical share data)	Shares Issued	Amount	Capital Surplus	Retained Earnings	Comprehensive Loss	Total
Balance, December 31, 2025	92,947	$309,513	$1,491,219	$3,035,636	$(376,251)	$4,460,117
Net income	—	—	—	174,383	—	174,383
Other comprehensive income	—	—	—	—	30,830	30,830
Comprehensive income						205,213
Dividends declared ($1.00 per common share)	—	—	—	(82,505)	—	(82,505)
Common stock activity, long-term incentive plans	—	—	3,470	—	—	3,470
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	2,383	—	—	2,383
Repurchase of common stock (2,112,966 Shares)	—	—	(144,544)	—	—	(144,544)
Balance, June 30, 2026	92,947	$309,513	$1,352,528	$3,127,514	$(345,421)	$4,444,134
Balance, December 31, 2024	92,947	$309,513	$1,719,609	$2,704,606	$(606,092)	$4,127,636
Net income	—	—	—	233,035	—	233,035
Other comprehensive income	—	—	—	—	136,265	136,265
Comprehensive income						369,300
Dividends declared ($0.90 per common share)	—	—	—	(78,614)	—	(78,614)
Common stock activity, long-term incentive plans	—	—	5,338	11	—	5,349
Issuance of stock from dividend reinvestment and stock purchase plans	—	—	2,212	—	—	2,212
Repurchase of common stock (1,100,000 Shares)	—	—	(60,464)	—	—	(60,464)
Balance, June 30, 2025	92,947	$309,513	$1,666,695	$2,859,038	$(469,827)	$4,365,419

See notes to unaudited consolidated financial statements.

Hancock Whitney Corporation and Subsidiaries

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30,
($ in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$174,383	$233,035
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,620	15,021
Provision for credit losses	26,947	25,387
Gain on other real estate and foreclosed assets	(654)	(388)
Deferred income tax expense	5,261	17,199
Increase cash surrender value of life insurance contracts	(15,808)	(9,396)
Loss on disposal of assets	169	99
Loss on securities transactions, net	98,595	—
Net increase in loans held for sale	(19,461)	(8,673)
Net amortization of securities premium/discount	6,171	6,775
Amortization of intangible assets	4,770	4,637
Stock-based compensation expense	12,656	11,964
Net change in derivative collateral liability	8,689	(22,017)
Net decrease in interest payable and other liabilities	(20,541)	(19,528)
Net increase in other assets	(23,821)	(26,395)
Other, net	(4,322)	2,265
Net cash provided by operating activities	265,654	229,985
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale	1,414,258	—
Proceeds from maturities of securities available for sale	261,738	198,383
Purchases of securities available for sale	(1,781,832)	(514,808)
Proceeds from maturities of securities held to maturity	245,081	199,570
Proceeds from termination of fair value hedges	1,657	—
Net (increase) decrease in short-term investments	(382,816)	335,106
Net purchases of Federal Home Loan Bank stock	(41,234)	(12,318)
Proceeds from sales of loans and leases	101,847	49,756
Net increase in loans	(752,229)	(244,216)
Purchases of property and equipment	(6,786)	(7,758)
Net cash paid in business acquisition	—	(112,071)
Proceeds from sales of other real estate and foreclosed assets	6,920	3,238
Other, net	3,563	(4,118)
Net cash used in investing activities	(929,833)	(109,236)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	349,986	(446,239)
Net increase in short-term borrowings	553,678	405,912
Dividends paid	(82,567)	(78,237)
Payroll tax remitted on net share settlement of equity awards	(9,186)	(6,628)
Proceeds from dividend reinvestment and stock purchase plans	2,383	2,212
Repurchase of common stock	(141,071)	(60,177)
Net cash provided by (used in) financing activities	673,223	(183,157)
NET INCREASE (DECREASE) IN CASH AND DUE FROM BANKS	9,044	(62,408)
CASH AND DUE FROM BANKS, BEGINNING	562,995	574,910
CASH AND DUE FROM BANKS, ENDING	$572,039	$512,502
SUPPLEMENTAL INFORMATION FOR NON-CASH
INVESTING AND FINANCING ACTIVITIES
Assets acquired in settlement of loans	$5,774	$5,691

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

2. Securities

The following tables set forth the amortized cost, gross unrealized gains and losses, and estimated fair value of debt securities classified as available for sale and held to maturity at June 30, 2026 and December 31, 2025. Amortized cost of securities does not include accrued interest which is reflected in the accrued interest line item on the consolidated balance sheets totaling $31.9 million at June 30, 2026 and $31.7 million at December 31, 2025, respectively.

	June 30, 2026				December 31, 2025
		Gross	Gross			Gross	Gross
Securities Available for Sale	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$288,981	$2,223	$1,697	$289,507	$266,825	$3,705	$1,198	$269,332
Municipal obligations	164,084	19	246	163,857	191,754	82	508	191,328
Residential mortgage-backed securities	2,502,473	4,661	244,273	2,262,861	2,620,980	11,643	256,994	2,375,629
Commercial mortgage-backed securities	3,342,418	3,574	97,293	3,248,699	3,217,663	10,530	144,868	3,083,325
Collateralized mortgage obligations	22,989	—	1,193	21,796	27,100	—	1,154	25,946
Corporate debt securities	20,000	11	511	19,500	17,000	37	680	16,357
Total	$6,340,945	$10,488	$345,213	$6,006,220	$6,341,322	$25,997	$405,402	$5,961,917

	June 30, 2026				December 31, 2025
		Gross	Gross			Gross	Gross
Securities Held to Maturity	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
($ in thousands)	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
U.S. Treasury and government agency securities	$362,407	$52	$30,320	$332,139	$373,605	$248	$30,143	$343,710
Municipal obligations	341,033	450	11,706	329,777	511,516	708	11,455	500,769
Residential mortgage-backed securities	461,784	—	37,876	423,908	497,338	—	34,239	463,099
Commercial mortgage-backed securities	704,287	—	49,624	654,663	731,329	—	46,455	684,874
Collateralized mortgage obligations	15,628	—	532	15,096	19,094	—	520	18,574
Total	$1,885,139	$502	$130,058	$1,755,583	$2,132,882	$956	$122,812	$2,011,026

The following tables present the amortized cost and fair value of debt securities available for sale and held to maturity at June 30, 2026 by contractual maturity. Actual maturities will differ from contractual maturities because of rights to call or repay obligations with or without penalties and scheduled and unscheduled principal payments on mortgage-backed securities and collateral mortgage obligations.

Debt Securities Available for Sale	Amortized	Fair
($ in thousands)	Cost	Value
Due in one year or less	$36,421	$36,425
Due after one year through five years	1,471,156	1,438,607
Due after five years through ten years	2,336,915	2,237,926
Due after ten years	2,496,453	2,293,262
Total	$6,340,945	$6,006,220

Debt Securities Held to Maturity	Amortized	Fair
($ in thousands)	Cost	Value
Due in one year or less	$101,001	$100,705
Due after one year through five years	660,247	634,985
Due after five years through ten years	358,843	337,242
Due after ten years	765,048	682,651
Total	$1,885,139	$1,755,583

The Company held no securities classified as trading at June 30, 2026 and December 31, 2025.

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

The following table presents the proceeds from, gross gains on, and gross losses on sales of securities during the six months ended June 30, 2026 and 2025. Net gains or losses are reflected in the "Securities transactions, net" line item on the Consolidated Statements of Income.

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2026	2025	2026	2025
Proceeds	$—	$—	$1,414,258	$—
Gross gains	—	—	7	—
Gross losses	—	—	98,602	—
Net loss	$—	$—	$(98,595)	$—

Securities with carrying values totaling approximately $3.3 billion and $3.9 billion were pledged as collateral at June 30, 2026 and December 31, 2025, respectively, primarily to secure public deposits or securities sold under agreements to repurchase.

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

The Company evaluates credit impairment for individual securities available for sale whose fair value is below amortized cost with a more than inconsequential risk of default and where the Company has assessed whether the decline in fair value is significant enough to suggest a credit event has occurred. The Company did not identified any securities with a material credit loss event and, therefore, no allowance for credit loss was recorded in any period presented.

The fair value and gross unrealized losses for securities classified as available for sale with unrealized losses for the periods indicated follow.

	June 30, 2026
Available for Sale	Losses < 12 months		Losses 12 months or >		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$98,049	$605	$6,689	$1,092	$104,738	$1,697
Municipal obligations	37,833	150	49,139	96	86,972	246
Residential mortgage-backed securities	404,847	5,219	1,237,483	239,054	1,642,330	244,273
Commercial mortgage-backed securities	2,003,582	31,471	824,963	65,822	2,828,545	97,293
Collateralized mortgage obligations	—	—	21,796	1,193	21,796	1,193
Corporate debt securities	2,974	26	13,515	485	16,489	511
Total	$2,547,285	$37,471	$2,153,585	$307,742	$4,700,870	$345,213

	December 31, 2025
Available for Sale	Losses < 12 Months		Losses 12 Months or >		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$17,468	$9	$14,677	$1,189	$32,145	$1,198
Municipal obligations	—	—	124,852	508	124,852	508
Residential mortgage-backed securities	54,250	598	1,442,746	256,396	1,496,996	256,994
Commercial mortgage-backed securities	374,740	1,787	2,158,865	143,081	2,533,605	144,868
Collateralized mortgage obligations	—	—	25,946	1,154	25,946	1,154
Corporate debt securities	1,998	2	11,322	678	13,320	680
Total	$448,456	$2,396	$3,778,408	$403,006	$4,226,864	$405,402

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

The fair value and gross unrealized losses for securities classified as held to maturity with unrealized losses for the periods indicated follow.

	June 30, 2026
Held to Maturity	Losses < 12 Months		Losses 12 Months or >		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$13,212	$115	$306,716	$30,205	$319,928	$30,320
Municipal obligations	38,841	145	114,018	11,561	152,859	11,706
Residential mortgage-backed securities	—	—	423,909	37,876	423,909	37,876
Commercial mortgage-backed securities	—	—	654,662	49,624	654,662	49,624
Collateralized mortgage obligations	—	—	15,096	532	15,096	532
Total	$52,053	$260	$1,514,401	$129,798	$1,566,454	$130,058

	December 31, 2025
Held to Maturity	Losses < 12 Months		Losses 12 Months or >		Total
($ in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
U.S. Treasury and government agency securities	$—	$—	$316,814	$30,143	$316,814	$30,143
Municipal obligations	98,559	97	325,241	11,358	423,800	11,455
Residential mortgage-backed securities	—	—	463,099	34,239	463,099	34,239
Commercial mortgage-backed securities	—	—	684,874	46,455	684,874	46,455
Collateralized mortgage obligations	—	—	18,574	520	18,574	520
Total	$98,559	$97	$1,808,602	$122,715	$1,907,161	$122,812

As of June 30, 2026 and December 31, 2025, the Company had 588 and 604 securities, respectively, with market values below their cost basis. There were no material unrealized losses related to the marketability of the securities or the issuer’s ability to meet contractual obligations. In all cases, the indicated impairment on these debt securities would be recovered no later than the security’s maturity date or possibly earlier if the market price for the security increases with a reduction in the yield required by the market. The unrealized losses were deemed to be non-credit related at June 30, 2026 and December 31, 2025. At June 30, 2026, the Company had adequate liquidity and, therefore, neither planned nor expected to be required to liquidate these securities before recovery of the amortized cost basis.

3. Loans and Allowance for Credit Losses

The Company generally makes loans in its market areas of southern and central Mississippi; southern and central Alabama; northwest, central and southern Louisiana; the northern, central and panhandle regions of Florida; certain areas of east and northeast Texas; and the metropolitan areas of Nashville, Tennessee, Atlanta, Georgia and Charlotte, North Carolina. In addition, and to a lesser degree, the Bank makes loans both regionally and nationally, generally through its specialty lines of business, including the equipment finance, commercial real estate and healthcare segments, often with sponsors in our market areas.

The following table presents loans at their amortized cost basis by portfolio class at June 30, 2026 and December 31, 2025. The amortized cost basis is net of unearned income and excludes accrued interest totaling $108.0 million and $105.1 million at June 30, 2026 and December 31, 2025, respectively. Accrued interest is reflected in the accrued interest line item in the Consolidated Balance Sheets.

	June 30,	December 31,
($ in thousands)	2026	2025
Commercial non-real estate	$9,961,458	$9,809,011
Commercial real estate - owner occupied	3,353,501	3,270,080
Total commercial and industrial	13,314,959	13,079,091
Commercial real estate - income producing	4,602,813	4,283,168
Construction and land development	1,405,454	1,239,086
Residential mortgages	3,909,076	4,016,917
Consumer	1,347,871	1,340,178
Total loans	$24,580,173	$23,958,440

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

Commercial real estate – owner occupied loans consist of commercial mortgages on properties where repayment is generally dependent on the cash flow from the ongoing operations and activities of the borrower. Like commercial non-real estate, these loans are primarily made based on the identified cash flows of the borrower, but they also have the added strength of the value of underlying real estate collateral.

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

Allowance for Credit Losses

The calculation of the allowance for credit losses is performed using two primary approaches: a collective approach using a loss rate analysis for pools of loans that have similar risk characteristics, and a specific reserve analysis for credits individually evaluated. The allowance for credit losses for collectively evaluated portfolios is developed using multiple Moody’s macroeconomic forecasts applied in internally developed credit models for a two-year reasonable and supportable period. For additional information on our allowance for credit loss methodology, refer to Note 1 – Summary of Significant Accounting Policies and Recent Accounting Pronouncements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The following tables present activity in the allowance for credit losses by portfolio class for the six months ended June 30, 2026 and 2025, as well as the allowance for credit loss by primary calculation method at the end of each period.

	Six Months Ended June 30, 2026
		Commercial	Total	Commercial
	Commercial	Real Estate-	Commercial	Real Estate-	Construction
	Non-Real	Owner	and	Income	and Land	Residential
($ in thousands)	Estate	Occupied	Industrial	Producing	Development	Mortgages	Consumer	Total
Allowance for credit losses
Allowance for loan losses:
Beginning balance	$121,439	$40,695	$162,134	$60,475	$17,450	$42,834	$24,838	$307,731
Charge-offs	(16,860)	(8)	(16,868)	—	(248)	(531)	(7,927)	(25,574)
Recoveries	2,684	332	3,016	6	2	203	1,768	4,995
Net provision for loan losses	18,083	2,508	20,591	(1,772)	2,218	(247)	4,666	25,456
Ending balance - allowance for loan losses	$125,346	$43,527	$168,873	$58,709	$19,422	$42,259	$23,345	$312,608
Reserve for unfunded lending commitments:
Beginning balance	$12,639	$371	$13,010	$1,005	$17,949	$3	$1,961	$33,928
Provision for losses on unfunded commitments	1,176	(54)	1,122	(357)	848	(3)	(119)	1,491
Ending balance - reserve for unfunded lending commitments	13,815	317	14,132	648	18,797	—	1,842	35,419
Total allowance for credit losses	$139,161	$43,844	$183,005	$59,357	$38,219	$42,259	$25,187	$348,027
Allowance for credit losses:
Individually evaluated	$6,380	$174	$6,554	$—	$—	$—	$—	$6,554
Collectively evaluated	$132,781	$43,670	$176,451	$59,357	$38,219	$42,259	$25,187	$341,473

The allowance for credit losses at June 30, 2026 reflects a modest net increase in the funded and unfunded reserves, largely driven by the growth in the commercial loan portfolios and reflecting relatively stable credit metrics when compared to year-end. In arriving at the allowance for credit losses at June 30, 2026, the Company weighted Moody’s June 2026 baseline economic forecast at 50% and the downside mild recessionary S-2 scenario at 50%. The June 2026 baseline scenario, which Moody’s defines as the most likely outcome of where the economy is headed based on current conditions, reflects the potential impacts of current geopolitical conflicts and continued elevated inflation, and projects moderate GDP growth and gradually rising unemployment in the near term. The S-2 scenario assumes heightened geopolitical and trade disruptions, higher and sustained tariffs, elevated oil prices, and increased global uncertainty, triggering a mild recession beginning in the third quarter of 2026, and lasting for three quarters.

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
Allowance for credit losses
Individually evaluated	$9,626	$41	$9,667	$—	$—	$753	$198	$10,618
Collectively evaluated	$121,379	$38,014	$159,393	$65,825	$33,807	$42,865	$27,781	$329,671

The allowance for credit losses at June 30, 2025 was down modestly on a net basis compared to December 31, 2024, largely driven by the declines in the commercial real estate - income producing and the construction and land development portfolios, that was partially offset by increases in certain other portfolios due to the expected impact of continued stress of market conditions on our borrowers. In arriving at the allowance for credit losses at June 30, 2025, the Company weighted the baseline economic forecast at 50% and the downside mild recessionary S-2 scenario at 50%.

Nonaccrual Loans and Certain Reportable Modified Loan Disclosures

The following table shows the composition of nonaccrual loans and those without an allowance for loan losses, by portfolio class at June 30, 2026 and December 31, 2025.

	June 30, 2026		December 31, 2025
($ in thousands)	Total Nonaccrual	Nonaccrual Without Allowance for Loan Loss	Total Nonaccrual	Nonaccrual Without Allowance for Loan Loss
Commercial non-real estate	$40,205	$14,293	$34,525	$3,294
Commercial real estate - owner occupied	6,952	2,314	6,723	1,470
Total commercial and industrial	47,157	16,607	41,248	4,764
Commercial real estate - income producing	2,301	1,635	4,760	5,114
Construction and land development	1,165	—	3,173	2,178
Residential mortgages	51,508	4,516	46,986	2,511
Consumer	11,550	998	10,703	316
Total	$113,681	$23,756	$106,870	$14,883

As a part of our loss mitigation efforts, we may provide modifications to borrowers experiencing financial difficulty to improve long-term collectability of the loans and to avoid the need for repossession or foreclosure of collateral. Nonaccrual loans include reportable nonaccruing modified loans to borrowers experiencing financial difficulty (“MEFDs”) totaling $11.4 million and $5.8 million at June 30, 2026 and December 31, 2025, respectively. Total reportable MEFDs, both accruing and nonaccruing, were $154.3 million and $162.8 million at June 30, 2026 and December 31, 2025, respectively. Unfunded commitments to borrowers whose terms have been modified as a reportable MEFD were $3.1 million and $7.2 million at June 30, 2026 and December 31, 2025, respectively.

The tables below provide detail by portfolio class for reportable MEFDs entered into during the three and six months ended June 30, 2026 and 2025. Modified facilities are reported using the balance at the end of each period reported and are reflected only once in each table based on the type of modification or combination of modification.

	Three Months Ended June 30, 2026
	Term Extension		Significant Payment Delay		Term Extensions and Significant Payment Delay		Other
($ in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Commercial non-real estate	$7,839	0.08%	$10,627	0.11%	$—	—	$—	—
Commercial real estate - owner occupied	31,547	0.94%	—	—	—	—	—	—
Total commercial and industrial	39,386	0.30%	10,627	0.08%	—	—	—	—
Commercial real estate - income producing	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—
Residential mortgages	1,604	0.04%	—	—	—	—	—	—
Consumer	69	0.01%	—	—	—	—	—	—
Total reportable modified loans	$41,059	0.17%	$10,627	0.04%	$—	—	$—	—

	Six Months Ended June 30, 2026
	Term Extension		Significant Payment Delay		Term Extensions and Significant Payment Delay		Other(1)
($ in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Commercial non-real estate	$8,580	0.09%	$26,843	0.27%	$6,519	0.07%	$—	—
Commercial real estate - owner occupied	31,547	0.94%	—	—	—	—	—	—
Total commercial and industrial	40,127	0.30%	26,843	0.20%	6,519	0.05%	—	—
Commercial real estate - income producing	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—
Residential mortgages	5,536	0.14%	—	—	—	—	262	0.01%
Consumer	99	0.01%	—	—	—	—	—	—
Total reportable modified loans	$45,762	0.19%	$26,843	0.11%	$6,519	0.03%	$262	0.00%
(1)
Includes a combination of interest rate reduction and term extension.

	Three Months Ended June 30, 2025
	Term Extension		Significant Payment Delay		Term Extensions and Significant Payment Delay		Other
($ in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Commercial non-real estate	$34,384	0.35%	$9,021	0.09%	$70	0.00%	$—	—
Commercial real estate - owner occupied	—	—	—	—	—	—	—	—
Total commercial and industrial	34,384	0.27%	9,021	0.07%	70	0.00%	—	—
Commercial real estate - income producing	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—
Residential mortgages	1,106	0.03%	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total reportable modified loans	$35,490	0.15%	$9,021	0.04%	$70	0.00%	$—	—

	Six Months Ended June 30, 2025
	Term Extension		Significant Payment Delay		Term Extensions and Significant Payment Delay		Other
($ in thousands)	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio	Balance	Percentage of Portfolio
Commercial non-real estate	$43,015	0.44%	$9,217	0.09%	$70	0.00%	$—	—
Commercial real estate - owner occupied	352	0.01%	—	—	—	—	—	—
Total commercial and industrial	43,367	0.34%	9,217	0.07%	70	0.00%	—	—
Commercial real estate - income producing	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—
Residential mortgages	14,207	0.35%	414	0.01%	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Total reportable modified loans	$57,574	0.25%	$9,631	0.04%	$70	0.00%	$—	—

For the three months ended June 30, 2026, reportable modifications to borrowers experiencing financial difficulty consisted of weighted average term extensions totaling approximately one year for commercial loans, two years for residential mortgage loans and four years for consumer loans. Reportable modifications to borrowers experiencing financial difficulty during the six months ended June 30, 2026 consisted of weighted average term extensions totaling approximately 13 months for commercial loans, two years for residential mortgage loans and five years for consumer loans. The weighted average term of other than insignificant payment delays for the three months ended June 30, 2026 was two months for commercial loans. The weighted average term of other than insignificant payment delays for the six months ended June 30, 2026 was 11 months for commercial loans. In addition, the weighted-average interest rate reduction for residential loans during the six months ended June 30, 2026 was 164 basis points. Term extensions and payment delays are considered other than insignificant when they exceed six months when considering other modifications made in the prior twelve months.

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

The tables that follow present the aging analysis of reportable modifications to borrowers experiencing financial difficulty by portfolio class at June 30, 2026 and December 31, 2025.

	June 30, 2026
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Reportable Modified Loans
Commercial non-real estate	$5,000	$9,852	$—	$14,852	$85,748	$100,600
Commercial real estate - owner occupied	223	—	—	223	31,547	31,770
Total commercial and industrial	5,223	9,852	—	15,075	117,295	132,370
Commercial real estate - income producing	—	—	—	—	10,668	10,668
Construction and land development	—	—	146	146	—	146
Residential mortgages	—	588	2,227	2,815	8,009	10,824
Consumer	—	—	—	—	277	277
Total reportable modified loans	$5,223	$10,440	$2,373	$18,036	$136,249	$154,285

	December 31, 2025
(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Reportable Modified Loans
Commercial non-real estate	$—	$27,670	$734	$28,404	$74,911	$103,315
Commercial real estate - owner occupied	—	—	—	—	28,939	28,939
Total commercial and industrial	—	27,670	734	28,404	103,850	132,254
Commercial real estate - income producing	—	—	—	—	14,914	14,914
Construction and land development	—	—	—	—	147	147
Residential mortgages	1,285	416	—	1,701	13,458	15,159
Consumer	—	—	148	148	227	375
Total reportable modified loans	$1,285	$28,086	$882	$30,253	$132,596	$162,849

There were loans to four commercial borrowers totaling $32.8 million and two residential borrowers totaling $2.2 million with reportable term extensions and/or significant payment delays that had post modification payment defaults during the three months ended June 30, 2026. For the six month period ended June 30, 2026, there were loans to eight commercial borrowers totaling $72.9 million and three residential borrowers totaling $2.3 million with reportable term extensions and/or significant payment delays that had post modification payment defaults. There were loans to six commercial borrowers totaling $18.9 million with reportable term extensions and/or significant payment delays that had post modification payment defaults during the three months ended June 30, 2025. For the six month period ended June 30, 2025, there were loans to eight commercial borrowers totaling $20.8 million with reportable term extensions, significant payment delays and/or interest rate reductions that had post modification payment defaults. A payment default occurs if the loan is either 90 days or more delinquent or has been charged off as of the end of the period presented.

Aging Analysis

The tables below present the aging analysis of past due loans by portfolio class at June 30, 2026 and December 31, 2025.

	June 30, 2026
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Still Accruing
Commercial non-real estate	$22,170	$20,938	$36,190	$79,298	$9,882,160	$9,961,458	$11,846
Commercial real estate - owner occupied	10,088	4,110	9,184	23,382	3,330,119	3,353,501	3,289
Total commercial and industrial	32,258	25,048	45,374	102,680	13,212,279	13,314,959	15,135
Commercial real estate - income producing	5,210	3,360	12,439	21,009	4,581,804	4,602,813	10,585
Construction and land development	91	141	1,015	1,247	1,404,207	1,405,454	60
Residential mortgages	12,771	15,533	40,094	68,398	3,840,678	3,909,076	83
Consumer	7,518	2,591	9,473	19,582	1,328,289	1,347,871	1,890
Total loans	$57,848	$46,673	$108,395	$212,916	$24,367,257	$24,580,173	$27,753

	December 31, 2025
($ in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current	Total Loans	Recorded Investment > 90 Days and Still Accruing
Commercial non-real estate	$19,008	$43,316	$39,954	$102,278	$9,706,733	$9,809,011	$20,358
Commercial real estate - owner occupied	15,013	308	7,609	22,930	3,247,150	3,270,080	1,586
Total commercial and industrial	34,021	43,624	47,563	125,208	12,953,883	13,079,091	21,944
Commercial real estate - income producing	990	2,806	7,177	10,973	4,272,195	4,283,168	2,928
Construction and land development	1,754	564	3,488	5,806	1,233,280	1,239,086	565
Residential mortgages	42,302	17,984	34,656	94,942	3,921,975	4,016,917	116
Consumer	9,284	4,675	9,839	23,798	1,316,380	1,340,178	3,245
Total loans	$88,351	$69,653	$102,723	$260,727	$23,697,713	$23,958,440	$28,798

Credit Quality Indicators

The following tables present the credit quality indicators by segment and portfolio class of loans at June 30, 2026 and December 31, 2025.

	June 30, 2026
($ in thousands)	Commercial Non-Real Estate	Commercial Real Estate - Owner-Occupied	Total Commercial and Industrial	Commercial Real Estate - Income Producing	Construction and Land Development	Total Commercial
Grade:
Pass	$9,391,177	$3,194,503	$12,585,680	$4,427,579	$1,360,749	$18,374,008
Pass-Watch	225,042	66,723	291,765	154,052	11,416	457,233
Special Mention	66,283	18,494	84,777	3,916	—	88,693
Substandard	278,956	73,781	352,737	17,266	33,289	403,292
Doubtful	—	—	—	—	—	—
Total	$9,961,458	$3,353,501	$13,314,959	$4,602,813	$1,405,454	$19,323,226

	December 31, 2025
($ in thousands)	Commercial Non-Real Estate	Commercial Real Estate - Owner-Occupied	Total Commercial and Industrial	Commercial Real Estate - Income Producing	Construction and Land Development	Total Commercial
Grade:
Pass	$9,180,624	$3,064,325	$12,244,949	$4,035,415	$1,170,834	$17,451,198
Pass-Watch	266,120	123,373	389,493	189,994	35,305	614,792
Special Mention	88,729	23,195	111,924	8,251	28,208	148,383
Substandard	273,538	59,187	332,725	49,508	4,739	386,972
Doubtful	—	—	—	—	—	—
Total	$9,809,011	$3,270,080	$13,079,091	$4,283,168	$1,239,086	$18,601,345

	June 30, 2026			December 31, 2025
($ in thousands)	Residential Mortgage	Consumer	Total	Residential Mortgage	Consumer	Total
Performing	$3,857,568	$1,336,321	$5,193,889	$3,969,931	$1,329,475	$5,299,406
Nonperforming	51,508	11,550	63,058	46,986	10,703	57,689
Total	$3,909,076	$1,347,871	$5,256,947	$4,016,917	$1,340,178	$5,357,095

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

Vintage Analysis

The following tables present credit quality disclosures of amortized cost by class and vintage for term loans and by revolving and revolving converted to amortizing at June 30, 2026 and December 31, 2025. The Company defines vintage as the later of origination, renewal or modification date. The gross charge-offs presented in the tables that follow are for the six months ended June 30, 2026 and the year ended December 31, 2025.

	Term Loans							Revolving Loans
June 30, 2026	Amortized Cost Basis by Origination Year						Revolving	Converted to
($ in thousands)	2026	2025	2024	2023	2022	Prior	Loans	Term Loans	Total
Commercial Non-Real Estate:
Pass	$1,111,184	$1,754,164	$940,564	$638,351	$603,594	$1,177,088	$3,063,650	$102,582	$9,391,177
Pass-Watch	1,378	17,434	21,798	46,322	38,688	22,787	73,867	2,768	225,042
Special Mention	243	3,760	12,427	6,269	276	25,284	17,438	586	66,283
Substandard	14,504	8,507	11,953	68,735	81,913	22,581	59,179	11,584	278,956
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,127,309	$1,783,865	$986,742	$759,677	$724,471	$1,247,740	$3,214,134	$117,520	$9,961,458
Gross Charge-offs	$1,004	$362	$2,925	$6,392	$466	$2,262	$1,479	$1,970	$16,860
Commercial Real Estate - Owner Occupied:
Pass	$323,827	$611,937	$368,299	$343,016	$427,741	$1,060,712	$57,516	$1,455	$3,194,503
Pass-Watch	2,976	2,731	6,740	2,729	34,010	17,119	418	—	66,723
Special Mention	1,422	2,332	1,536	378	6,915	5,735	—	176	18,494
Substandard	31,547	4,352	797	6,162	15,788	14,895	240	—	73,781
Doubtful	—	—	—	—	—	—	—	—	—
Total	$359,772	$621,352	$377,372	$352,285	$484,454	$1,098,461	$58,174	$1,631	$3,353,501
Gross Charge-offs	$—	$—	$—	$—	$8	$—	$—	$—	$8
Commercial Real Estate - Income Producing:
Pass	$626,738	$1,062,870	$510,159	$543,816	$627,524	$991,109	$62,268	$3,095	$4,427,579
Pass-Watch	4,516	15,659	3,591	—	91,041	38,653	369	223	154,052
Special Mention	295	450	—	218	—	2,953	—	—	3,916
Substandard	—	696	—	3,787	3,711	7,704	500	868	17,266
Doubtful	—	—	—	—	—	—	—	—	—
Total	$631,549	$1,079,675	$513,750	$547,821	$722,276	$1,040,419	$63,137	$4,186	$4,602,813
Gross Charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Construction and Land Development:
Pass	$142,437	$557,980	$281,100	$141,658	$41,881	$82,912	$109,668	$3,113	$1,360,749
Pass-Watch	288	2,956	370	1,368	232	186	6,016	—	11,416
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	185	446	98	1,479	30,472	344	—	265	33,289
Doubtful	—	—	—	—	—	—	—	—	—
Total	$142,910	$561,382	$281,568	$144,505	$72,585	$83,442	$115,684	$3,378	$1,405,454
Gross Charge-offs	$—	$—	$—	$—	$218	$30	$—	$—	$248
Residential Mortgage:
Performing	$132,762	$302,967	$121,275	$369,811	$998,935	$1,928,977	$2,841	$—	$3,857,568
Nonperforming	—	970	1,979	11,659	11,751	25,149	—	—	51,508
Total	$132,762	$303,937	$123,254	$381,470	$1,010,686	$1,954,126	$2,841	$—	$3,909,076
Gross Charge-offs	$—	$—	$—	$282	$189	$60	$—	$—	$531
Consumer Loans:
Performing	$38,634	$24,878	$19,055	$16,505	$12,474	$65,978	$1,139,640	$19,157	$1,336,321
Nonperforming	$—	40	255	1,283	1,213	6,946	636	1,177	11,550
Total	$38,634	$24,918	$19,310	$17,788	$13,687	$72,924	$1,140,276	$20,334	$1,347,871
Gross Charge-offs	$—	$187	$443	$485	$397	$331	$5,227	$857	$7,927

	Term Loans							Revolving Loans
December 31, 2025	Amortized Cost Basis by Origination Year						Revolving	Converted to
($ in thousands)	2025	2024	2023	2022	2021	Prior	Loans	Term Loans	Total
Commercial Non-Real Estate:
Pass	$2,030,587	$1,164,266	$711,218	$812,902	$525,095	$891,032	$2,955,174	$90,350	$9,180,624
Pass-Watch	24,737	27,477	39,683	33,385	12,896	18,064	94,461	15,417	266,120
Special Mention	2,405	6,975	6,239	27,719	10,564	4,305	28,330	2,192	88,729
Substandard	13,738	6,450	81,228	87,745	11,275	6,798	51,619	14,685	273,538
Doubtful	—	—	—	—	—	—	—	—	—
Total	$2,071,467	$1,205,168	$838,368	$961,751	$559,830	$920,199	$3,129,584	$122,644	$9,809,011
Gross Charge-offs	$4,798	$2,718	$15,397	$2,888	$74	$531	$3,722	$15,436	$45,564
Commercial Real Estate - Owner Occupied:
Pass	$616,536	$401,399	$312,006	$461,247	$459,700	$711,509	$51,600	$50,328	$3,064,325
Pass-Watch	26,766	6,397	2,746	43,060	14,187	27,591	2,506	120	123,373
Special Mention	2,371	2,202	1,008	12,024	5,054	293	195	48	23,195
Substandard	2,082	822	6,685	20,353	1,472	27,723	50	—	59,187
Doubtful	—	—	—	—	—	—	—	—	—
Total	$647,755	$410,820	$322,445	$536,684	$480,413	$767,116	$54,351	$50,496	$3,270,080
Gross Charge-offs	$—	$—	$86	$—	$2,741	$1,799	$—	$—	$4,626
Commercial Real Estate - Income Producing:
Pass	$1,110,044	$416,052	$519,955	$724,326	$549,335	$649,996	$64,217	$1,490	$4,035,415
Pass-Watch	22,429	15,606	4,219	101,959	4,277	40,381	1,123	—	189,994
Special Mention	7,962	—	289	—	—	—	—	—	8,251
Substandard	192	—	7,669	10,441	10,871	20,185	150	—	49,508
Doubtful	—	—	—	—	—	—	—	—	—
Total	$1,140,627	$431,658	$532,132	$836,726	$564,483	$710,562	$65,490	$1,490	$4,283,168
Gross Charge-offs	$—	$—	$—	$34	$—	$—	$—	$—	$34
Construction and Land Development:
Pass	$349,811	$358,827	$185,672	$54,798	$75,084	$14,954	$131,153	$535	$1,170,834
Pass-Watch	29,323	814	1,500	3,299	128	241	—	—	35,305
Special Mention	60	—	—	28,036	112	—	—	—	28,208
Substandard	72	185	1,665	2,560	135	122	—	—	4,739
Doubtful	—	—	—	—	—	—	—	—	—
Total	$379,266	$359,826	$188,837	$88,693	$75,459	$15,317	$131,153	$535	$1,239,086
Gross Charge-offs	$—	$—	$—	$1,297	$—	$17	$—	$—	$1,314
Residential Mortgage:
Performing	$360,686	$131,928	$390,276	$1,039,884	$824,012	$1,220,288	$2,857	$—	$3,969,931
Nonperforming	371	2,300	10,582	10,244	6,335	17,154	—	—	46,986
Total	$361,057	$134,228	$400,858	$1,050,128	$830,347	$1,237,442	$2,857	$—	$4,016,917
Gross Charge-offs	$—	$36	$502	$335	$—	$49	$—	$—	$922
Consumer Loans:
Performing	$50,512	$24,693	$22,963	$18,103	$8,928	$47,131	$1,123,471	$33,674	$1,329,475
Nonperforming	51	44	349	842	627	4,367	408	4,015	10,703
Total	$50,563	$24,737	$23,312	$18,945	$9,555	$51,498	$1,123,879	$37,689	$1,340,178
Gross Charge-offs	$85	$952	$1,104	$1,277	$528	$695	$9,228	$2,137	$16,006

Residential Mortgage Loans in Process of Foreclosure

Loans in process of foreclosure include those for which formal foreclosure proceedings are in process according to local requirements of the applicable jurisdiction. Included in loans at June 30, 2026 and December 31, 2025 were $18.0 million and $12.0 million, respectively, of loans secured by single family residential real estate that were in process of foreclosure. In addition to the single family residential real estate loans in process of foreclosure, the Company also held foreclosed single family residential properties in other real estate owned totaling $4.4 million and $5.1 million at June 30, 2026 and December 31, 2025, respectively.

Loans Held for Sale

Loans held for sale totaled $52.9 million and $33.2 million at June 30, 2026 and December 31, 2025, respectively. Loans held for sale is composed primarily of residential mortgage loans originated for sale in the secondary market and, at certain times, other loans originated for sale, generally through syndications. At June 30, 2026, residential mortgage loans carried at the fair value option totaled $42.9 million with an unpaid principal balance of $41.8 million. At December 31, 2025, residential mortgage loans carried at the fair value option totaled $33.2 million with an unpaid principal balance of $32.3 million. All other loans held for sale are carried at the lower of cost or market.

4. Investments in Low Income Housing Tax Credit Entities

The Company invests in certain affordable housing project limited partnerships that are qualified low-income housing tax credit developments. These investments are considered variable interest entities for which the Company is not the primary beneficiary and, therefore, are not consolidated. These partnerships generate low-income tax credits that are earned over a 10-year period, beginning with the year the rental activity begins. The Company has elected to use the practical expedient method of amortization, which approximates the proportional amortization method, whereby the investment cost is amortized in proportion to the allocated tax credits over the 10 year tax credit period. Additionally, the Company recognizes deferred taxes on the basis difference of the tax equity investment to reflect the financial impact of other tax benefits (e.g., tax operating losses) not included in the practical expedient amortization. The tax credits, when realized, are reflected in the consolidated statements of income as a reduction of income tax expense. The Company’s investments in affordable housing limited partnerships totaled $37.5 million at both June 30, 2026 and December 31, 2025, with a balance net of accumulated amortization included in the other assets line item on our Consolidated Balance Sheets totaling $20.0 million and $21.8 million, respectively, for those same periods. The net impact of the low-income housing tax credit program was not material to our Consolidated Statements of Income or Cash Flows for the three or six months ended June 30, 2026 and 2025.

5. Short-term Borrowings

Short-term borrowings include Federal Home Loan Bank (FHLB) advances totaling $950 million as of June 30, 2026 and $400 million as of December 31, 2025. At June 30, 2026, FHLB advances outstanding consisted of seven fixed-rate notes with a weighted average interest rate of 3.89% and maturity dates ranging from September 23, 2026 through April 29, 2027. At December 31, 2025, FHLB advances outstanding consisted of one fixed-rate note bearing interest at 3.62% entered into on December 31, 2025, that matured on January 2, 2026. As short-term advances mature, they are generally paid off and replaced with new short-term FHLB advances, if warranted, depending on funding needs.

Also included in short-term borrowings are securities sold under agreements to repurchase that mature daily and are secured by U.S. agency securities totaling $620.6 million and $546.9 million at June 30, 2026 and December 31, 2025, respectively. The Company borrows funds on a secured basis by selling securities under agreements to repurchase, mainly in connection with treasury management services offered to its deposit customers. As the Company maintains effective control over assets sold under agreements to repurchase, the securities continue to be carried on the consolidated statements of financial condition. Because the Company acts as borrower transferring assets to the counterparty, and the agreements mature daily, the Company’s risk is limited.

The remaining balances in short-term borrowings of $0.3 million at June 30, 2026 and $70.4 million at December 31, 2025, are federal funds purchased, which are unsecured borrowings from other banks, generally on an overnight basis.

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

Fair Values of Derivative Instruments on the Balance Sheet

The table below presents the notional or contractual amounts and fair values of the Company’s derivative financial instruments as well as their classification on the consolidated balance sheets at June 30, 2026 and December 31, 2025.

		June 30, 2026			December 31, 2025
		Notional or			Notional or
	Type of	Contractual	Derivative (1)		Contractual	Derivative (1)
($ in thousands)	Hedge	Amount	Assets	Liabilities	Amount	Assets	Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps - variable rate loans	Cash Flow	$1,825,000	$270	$21,541	$1,775,000	$4,026	$16,335
Interest rate swaps - securities	Fair Value	359,000	26,849	—	397,500	23,569	—
Total derivatives designated as hedging instruments		$2,184,000	$27,119	$21,541	$2,172,500	$27,595	$16,335
Derivatives not designated as hedging instruments:
Interest rate swaps	N/A	$5,438,388	$67,176	$67,245	$5,308,711	$73,725	$73,829
Risk participation agreements	N/A	436,574	9	25	373,117	10	10
Interest rate-lock commitments on residential mortgage loans	N/A	37,497	684	33	23,192	497	—
Forward commitments to sell residential mortgage loans	N/A	9,124	—	135	9,081	2	108
To Be Announced (TBA) securities	N/A	41,250	69	44	30,000	4	62
Foreign exchange forward contracts	N/A	64,416	1,691	1,672	82,157	3,779	3,745
Visa Class B derivative contract	N/A	41,435	—	986	41,588	—	1,284
Total derivatives not designated as hedging instruments		$6,068,684	$69,629	$70,140	$5,867,846	$78,017	$79,038
Total derivatives		$8,252,684	$96,748	$91,681	$8,040,346	$105,612	$95,373
Less: netting adjustment (2)			(47,611)	—		(42,486)	(6)
Total derivative assets/liabilities			$49,137	$91,681		$63,126	$95,367

(1)
Derivative assets and liabilities are reported in other assets and other liabilities, respectively, in the consolidated balance sheets.
(2)
Represents balance sheet netting of derivative assets and liabilities for variation margin collateral held or placed with the same central clearing counterparty. See offsetting assets and liabilities for further information.

Cash Flow Hedges of Interest Rate Risk

The Company is party to various interest rate swap agreements designated and qualifying as cash flow hedges of the Company’s forecasted variable cash flows for pools of variable rate loans. For each agreement, the Company receives interest at a fixed rate and pays interest at a variable rate. The Company has terminated certain interest rate swaps designated as cash flow hedges prior to maturity. The net cash received/paid for these transactions was recorded as accumulated other comprehensive income (loss) and is being amortized into earnings through the original maturity dates of the respective contracts. The Company expects to reclassify into earnings approximately $18.7 million in pre-tax losses due to the net receipt/payment of interest and amortization on all cash flow hedges within the next twelve months. See Note 7 – Stockholders’ Equity for the impact of cash flow hedges on the consolidated statements of income related to realized gains (losses) reclassified from accumulated other comprehensive income (loss) to net income.

The notional amounts of the active interest rate swap agreements at June 30, 2026 expire as follows: $250 million in 2026; $825 million in 2027; $50 million in 2028; $275 million in 2029 and $425 million in 2030.

Fair Value Hedges of Interest Rate Risk

Interest rate swaps on securities available for sale

The Company is party to forward-starting fixed payer swaps that convert the latter portion of the term of certain available for sale securities to a floating rate. These derivative instruments are designated as fair value hedges of interest rate risk. This strategy provides the Company with a fixed rate coupon during the front-end unhedged tenor of the bonds and results in a floating rate security during the back-end hedged tenor. At June 30, 2026, these single layer instruments have hedge start dates between February 2025 and July 2026, and maturity dates from March 2030 through March 2031. The change in the fair value of the hedged item attributable to interest rate risk and the net hedge income from effective hedges is presented in interest income along with the change in the fair value of the hedging instrument.

The notional amount of fair value hedges that are effective totaled $265.0 million and $203.5 million at June 30, 2026 and 2025, respectively. Once effective, fair value hedges synthetically convert the notional portion of the hedged asset to a variable rate over the life of the hedge that is indexed to the federal funds effective rate, with the resulting net earnings recorded in interest income on the "Securities-taxable" line item on the Consolidated Statements of Income.

The hedged available for sale securities are part of closed portfolios of pre-payable commercial mortgage backed securities. In accordance with ASC 815, prepayment risk may be excluded when measuring the change in fair value of such hedged items attributable to interest rate risk under the portfolio layer method. At June 30, 2026, the amortized cost basis of the closed portfolio of pre-payable commercial mortgage backed securities totaled $387.8 million, excluding any basis adjustment. The amount representing the hedged items was $332.0 million, and the basis adjustment associated with those hedged items was a loss of $27.0 million.

The Company terminated one swap agreement designated as a fair value hedge during the six months ended June 30, 2026 and received cash of approximately $1.7 million and also sold the underlying security. There were no fair value swap agreements terminated during the six months ended June 30, 2025.

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

The contract includes a contingent accelerated termination clause based on the credit ratings of the Company. The fair value of the liability associated with this contract was $1.0 million at June 30, 2026 and $1.3 million at December 31, 2025. Refer to Note 15 – Fair Value of Financial Instruments for discussion of the valuation inputs and process for this derivative liability.

Effect of Derivative Instruments on the Statements of Income

The effects of derivative instruments on the Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025 are presented in the table below. Amounts in parentheses indicate a reduction of net income.

		Three Months Ended		Six Months Ended
($ in thousands)	Income Statement Line Item	June 30,		June 30,
Derivative Instruments:	of Recognized Gain (Loss)	2026	2025	2026	2025
Cash flow hedges:
Variable rate loans	Interest income - loans	$(5,664)	$(8,735)	$(11,644)	$(17,195)
Fair value hedges:
Securities	Interest income - securities - taxable (1)	1,386	4,690	3,060	8,600
Securities - sold	Noninterest income - securities transaction, net	—	—	50,381	—
Derivatives not designated as hedging:
Residential mortgage banking	Noninterest income - secondary mortgage market operations	516	556	648	860
Customer and all other instruments	Noninterest income - other noninterest income	395	1,969	1,355	1,698
Total gain (loss)		$(3,367)	$(1,520)	$43,800	$(6,037)
(1)
Includes the effects of both active derivative instruments and the impact from realization of basis adjustments to hedged assets resulting from previously terminated hedges.

Credit Risk-Related Contingent Features

Certain of the Bank’s derivative instruments contain provisions allowing the financial institution counterparty to terminate the contracts in certain circumstances, such as the downgrade of the Bank’s credit ratings below specified levels, a default by the Bank on its indebtedness, or the failure of the Bank to maintain specified minimum regulatory capital ratios or its regulatory status as a well-capitalized institution. These derivative agreements also contain provisions regarding the posting of collateral by each party. At June 30, 2026, the Company was not in violation of any such provisions. The aggregate fair value of derivative instruments with credit risk-related contingent features that were in a net liability position was $14.3 million and $13.2 million at June 30, 2026 and December 31, 2025, respectively, for which the Company had posted collateral of $13.4 million and $13.0 million, respectively.

Offsetting Assets and Liabilities

The Bank’s derivative instruments with certain counterparties contain legally enforceable netting provisions that allow for net settlement of multiple transactions to a single amount, which may be positive, negative, or zero. Agreements with certain bilateral counterparties require both parties to maintain collateral in the event that the fair values of derivative instruments exceed established exposure thresholds. For centrally cleared derivatives, the Company is subject to initial margin posting and daily variation margin exchange with the central clearinghouses. Offsetting information in regards to all derivative assets and liabilities, including accrued interest, subject to these master netting agreements at June 30, 2026 and December 31, 2025 is presented in the following tables.

	As of June 30, 2026
	Gross	Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
($ in thousands)	Amounts Recognized	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$93,859	$(48,456)	$45,403	$27,078	$30,990	$49,315
Derivative Liabilities	$27,078	$—	$27,078	$27,078	$—	$—

	As of December 31, 2025
	Gross	Gross Amounts Offset in the	Net Amounts Presented in the	Gross Amounts Not Offset in the Statement of Financial Condition
($ in thousands)	Amounts Recognized	Statement of Financial Condition	Statement of Financial Condition	Financial Instruments	Cash Collateral	Net Amount
Derivative Assets	$89,930	$(43,810)	$46,120	$36,259	$32,890	$42,751
Derivative Liabilities	$36,264	$(5)	$36,259	$36,259	$—	$—

The Company has excess posted collateral compared to total exposure due to initial margin requirements for day-to-day rate volatility.

7. Stockholders’ Equity

Common Shares Outstanding

Common shares outstanding excludes treasury shares totaling 12.5 million and 10.7 million at June 30, 2026 and December 31, 2025, respectively, with a first-in-first-out cost basis of $639.2 million and $502.9 million at June 30, 2026 and December 31, 2025, respectively. Shares outstanding also excludes unvested restricted share awards totaling 5,682 at June 30, 2026 and 8,520 at December 31, 2025.

Stock Buyback Programs

On December 10, 2025, the Company’s Board of Directors approved a stock buyback program, effective January 1, 2026, whereby the Company is authorized to repurchase up to 5% of the shares of the Company's common stock outstanding as of December 31, 2025, or approximately 4.1 million shares, through the program’s expiration date of December 31, 2026. The program allows the Company to repurchase its common shares in the open market, by block purchase, through accelerated share repurchase programs, in privately negotiated transactions, or otherwise, in one or more transactions, from time to time, depending on market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The Company is not obligated to purchase any shares under this program, and the Board of Directors has the ability to terminate or amend the program at any time prior to the expiration date. During the six months ended June 30, 2026, the Company repurchased 2.1 million shares of its outstanding common stock at an average cost of $67.82 per share, inclusive of commissions, under this program. The Company has accrued $1.3 million of estimated excise tax associated with share repurchases during the six months ended June 30, 2026.

Prior to its completion in December 2025, the Company had in place a stock repurchase program authorized by the Board of Directors on December 9, 2024, whereby the Company was authorized to repurchase up to 5% of the Company's common stock outstanding at December 31, 2024, or approximately 4.3 million shares, with the same terms described above through the program's expiration date of December 31, 2026. During the six months ended June 30, 2025, the Company repurchased 1.1 million shares of its outstanding common stock at an average cost of $54.58 per share, inclusive of commissions.

Accumulated Other Comprehensive Income (Loss)

A rollforward of the components of Accumulated Other Comprehensive Income (Loss) is presented in the table that follows:

($ in thousands)	Available for Sale Securities	HTM Securities Transferred from AFS	Employee Benefit Plans	Cash Flow Hedges	Equity Method Investment	Total
Balance, December 31, 2025	$(293,835)	$(6,858)	$(61,448)	$(14,795)	$685	$(376,251)
Net change in unrealized gain (loss)	(53,914)	—	—	(17,595)	386	(71,123)
Reclassification of net loss realized and included in earnings	98,595	—	270	11,644	—	110,509
Valuation adjustments to employee benefit plans	—	—	(496)	—	—	(496)
Amortization of unrealized net loss on securities transferred to HTM	—	813	—	—	—	813
Income tax (expense) benefit	(10,082)	(184)	51	1,342	—	(8,873)
Balance, June 30, 2026	$(259,236)	$(6,229)	$(61,623)	$(19,404)	$1,071	$(345,421)
Balance, December 31, 2024	$(473,679)	$(8,071)	$(77,235)	$(47,136)	$29	$(606,092)
Net change in unrealized gain (loss)	146,860	—	—	11,096	(173)	157,783
Reclassification of net loss realized and included in earnings	—	—	1,888	17,195	—	19,083
Amortization of unrealized net loss on securities transferred to HTM	—	792	—	—	—	792
Income tax expense	(34,140)	(196)	(594)	(6,463)	—	(41,393)
Balance, June 30, 2025	$(360,959)	$(7,475)	$(75,941)	$(25,308)	$(144)	$(469,827)

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

The following table shows the line items in the consolidated statements of income affected by amounts reclassified from AOCI.

	Six Months Ended
Amount reclassified from AOCI (a)	June 30,		Income Statement
($ in thousands)	2026	2025	Line Item
Loss on sale of AFS securities	$(98,595)	$—	Securities transactions, net
Tax effect	22,222	—	Income taxes
Net of tax	(76,373)	—	Net income
Amortization of unrealized net loss on securities transferred to HTM	(813)	(792)	Interest income
Tax effect	184	196	Income taxes
Net of tax	(629)	(596)	Net income
Amortization of defined benefit pension and post-retirement items	(270)	(1,888)	Other noninterest expense (b)
Tax effect	61	594	Income taxes
Net of tax	(209)	(1,294)	Net income
Reclassification of unrealized loss on cash flow hedges	(8,634)	(14,159)	Interest income
Tax effect	1,947	3,235	Income taxes
Net of tax	(6,687)	(10,924)	Net income
Amortization of loss on terminated cash flow hedges	(3,010)	(3,036)	Interest income
Tax effect	679	694	Income taxes
Net of tax	(2,331)	(2,342)	Net income
Total reclassifications, net of tax	$(86,229)	$(15,156)	Net income

(a)
Amounts in parentheses indicate reduction in net income.
(b)
These AOCI components are included in the computation of net periodic pension and post-retirement cost that is reported with other noninterest expense (see Note 12 – Retirement Plans for additional details).

8. Other Noninterest Income

Components of other noninterest income are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2026	2025	2026	2025
Income from bank-owned life insurance	$6,316	$5,313	$11,583	$10,186
Credit related fees	2,788	2,713	5,563	5,553
Gain (loss) from customer and other derivatives	395	1,969	1,355	1,698
Net gains on sales of premises, equipment and other assets	1,638	1,036	3,684	2,893
Other miscellaneous	3,404	3,730	9,730	11,484
Total other noninterest income	$14,541	$14,761	$31,915	$31,814

9. Other Noninterest Expense

Components of other noninterest expense are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands)	2026	2025	2026	2025
Corporate value and franchise taxes and other non-income taxes	$4,545	$4,733	$8,961	$9,036
Entertainment and contributions	3,477	3,347	7,695	6,734
Advertising	4,325	2,988	8,511	6,003
Telecommunications and postage	2,667	2,570	5,309	5,011
Travel expense	2,231	1,891	3,866	3,123
Tax credit investment amortization	890	1,068	1,793	2,136
Printing and supplies	1,145	1,269	2,130	2,171
Net other retirement expense	(5,647)	(3,907)	(10,958)	(7,791)
Other miscellaneous	9,651	8,796	17,918	16,969
Total other noninterest expense	$23,284	$22,755	$45,225	$43,392

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

A summary of the information used in the computation of earnings per common share follows.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
($ in thousands, except per share data)	2026	2025	2026	2025
Numerator:
Net income to common shareholders	$126,961	$113,531	$174,383	$233,035
Net income allocated to participating securities - basic and diluted	330	486	489	1,007
Net income allocated to common shareholders - basic and diluted	$126,631	$113,045	$173,894	$232,028
Denominator:
Weighted-average common shares - basic	80,934	85,577	81,302	85,833
Dilutive potential common shares	551	366	566	370
Weighted-average common shares - diluted	81,485	85,943	81,868	86,203
Earnings per common share:
Basic	$1.56	$1.32	$2.14	$2.70
Diluted	$1.55	$1.32	$2.12	$2.69

Potential common shares consist of nonvested performance-based awards, nonvested restricted stock units, and restricted share awards deferred under the Company’s nonqualified deferred compensation plan. These potential common shares do not enter into the calculation of diluted earnings per share if the impact would be antidilutive, i.e., increase earnings per share or reduce a loss per share. The weighted average of potentially dilutive common shares that were anti-dilutive totaled 1,749 and 3,152 for the three and six months ended June 30, 2026, respectively, and 142,030 and 3,008 for the three and six months ended June 30, 2025, respectively, and were excluded from the calculation of diluted earnings per share for the respective periods.

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

12. Retirement Plans

The Company offers a qualified defined benefit pension plan, the Hancock Whitney Corporation Pension Plan and Trust Agreement (“Pension Plan”), that covers certain eligible associates and is closed to new entrants. The Company makes contributions to the Pension Plan in amounts sufficient to meet funding requirements set forth in federal employee benefit and tax laws, plus such additional amounts as the Company may determine to be appropriate. The Company made no contributions to the Pension Plan during the three and six months ended June 30, 2026 and 2025, and does not anticipate being required to make a contribution during 2026. The Company also sponsors a nonqualified defined benefit plan covering certain associates, under which accrued benefits were frozen and no future benefits are accrued under this plan.

The Company sponsors defined benefit post-retirement plans for certain associates that provide health care and life insurance benefits. These plans are closed to new entrants.

The following table shows the components of net periodic benefit cost included in expense for the periods indicated.

	Three Months Ended June 30,
	Pension Benefits		Other Post-Retirement Benefits
(in thousands)	2026	2025	2026	2025
Service cost	$1,432	$1,551	$9	$9
Interest cost	6,017	6,273	153	154
Expected return on plan assets	(12,070)	(11,266)	—	—
Amortization of net (gain) or loss and prior service costs	438	1,118	(185)	(185)
Net periodic benefit cost	$(4,183)	$(2,324)	$(23)	$(22)

	Six Months Ended June 30,
	Pension Benefits		Other Post-Retirement Benefits
($ in thousands)	2026	2025	2026	2025
Service cost (benefit)	$2,957	$3,151	$18	$18
Interest cost	12,610	12,548	307	308
Expected return on plan assets	(24,145)	(22,534)	—	—
Amortization of net (gain) or loss and prior service costs	640	2,258	(370)	(370)
Net periodic benefit cost	$(7,938)	$(4,577)	$(45)	$(44)

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

The Company’s restricted and performance-based share awards to certain employees and directors are subject to service requirements. A summary of the status of the Company’s nonvested restricted stock units and restricted and performance-based share awards at June 30, 2026 are presented in the following table.

		Weighted Average
	Number of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2026	1,400,195	$50.51
Granted	551,982	67.57
Vested	(439,411)	50.33
Forfeited	(73,261)	52.42
Nonvested at June 30, 2026	1,439,505	$57.00

At June 30, 2026, there was $67.9 million of total unrecognized compensation expense related to nonvested restricted and performance share awards and units expected to vest in the future. This compensation is expected to be recognized in expense over a weighted average period of 3.2 years. The total fair value of shares that vested during the six months ended June 30, 2026 was $20.7 million.

During the six months ended June 30, 2026, the Company granted 425,386 restricted stock units (RSUs) to certain eligible employees. The holders of unvested RSUs have no rights as a shareholder of the Company, including voting or dividend rights. The Company has elected to award dividend equivalents on each RSU not deferred under the Company's nonqualified deferred compensation plan. Such dividend equivalents are forfeited should the employee terminate employment prior to the vesting of the RSU.

During the six months ended June 30, 2026, the Company granted to key members of executive management 25,278 performance share awards subject to a total shareholder return (“TSR”) performance metric with a grant date fair value of $70.83 per share. The fair value of the performance share units subject to TSR at the grant date was determined using a Monte Carlo simulation method. The number of performance share units subject to TSR that ultimately vest at the end of the three-year performance period, if any, will be based on the relative rank of the Company’s three-year TSR among the TSRs of a peer group of 49 regional banks. The Company also granted 24,535 performance share awards subject to a return on average assets (ROAA) performance metric and 24,535 performance share awards subject to a return on average tangible common equity (ROATCE) performance metric with a grant date fair value of $60.08 per share for both performance share awards. The number of performance shares subject to ROAA and ROATCE that ultimately vest, if any, will be based on the rank of the Company’s three-year ROAA and ROATCE relative to the KBW Regional Bank index. The maximum number of performance share units that could vest is 200% of the target award. Compensation expense for these performance shares is recognized on a straight-line basis over the three-year service period.

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

The contractual amounts of these instruments reflect the Company’s exposure to credit risk. The Company undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. The Company had a reserve for unfunded lending commitments of $35.4 million and $33.9 million at June 30, 2026 and December 31, 2025, respectively.

The following table presents a summary of the Company’s off-balance sheet financial instruments as of June 30, 2026 and December 31, 2025:

($ in thousands)	June 30, 2026	December 31, 2025
Commitments to extend credit	$9,802,066	$9,650,197
Letters of credit	401,189	409,010

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The following tables present the fair value hierarchy levels for the Company’s financial assets and liabilities that are measured at fair value on a recurring basis on the consolidated balance sheets at June 30, 2026 and December 31, 2025:

	June 30, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$289,507	$—	$289,507
Municipal obligations	—	163,857	—	163,857
Residential mortgage-backed securities	—	2,262,861	—	2,262,861
Commercial mortgage-backed securities	—	3,248,699	—	3,248,699
Collateralized mortgage obligations	—	21,796	—	21,796
Corporate debt securities	—	19,500	—	19,500
Total available for sale securities	—	6,006,220	—	6,006,220
Mortgage loans held for sale	—	42,867	—	42,867
Derivative assets (1)	—	49,137	—	49,137
Total recurring fair value measurements - assets	$—	$6,098,224	$—	$6,098,224
Liabilities
Derivative liabilities (1)	$—	$90,695	$986	$91,681
Total recurring fair value measurements - liabilities	$—	$90,695	$986	$91,681

(1) For further disaggregation of derivative assets and liabilities, see Note 6 - Derivatives.

	December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Assets
Available for sale debt securities:
U.S. Treasury and government agency securities	$—	$269,332	$—	$269,332
Municipal obligations	—	191,328	—	191,328
Residential mortgage-backed securities	—	2,375,629	—	2,375,629
Commercial mortgage-backed securities	—	3,083,325	—	3,083,325
Collateralized mortgage obligations	—	25,946	—	25,946
Corporate debt securities	—	16,357	—	16,357
Total available for sale securities	—	5,961,917	—	5,961,917
Mortgage loans held for sale	—	33,158	—	33,158
Derivative assets (1)	—	63,126	—	63,126
Total recurring fair value measurements - assets	$—	$6,058,201	$—	$6,058,201
Liabilities
Derivative liabilities (1)	$—	$94,083	$1,284	$95,367
Total recurring fair value measurements - liabilities	$—	$94,083	$1,284	$95,367

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

Changes in Level 3 Fair Value Measurements and Quantitative Information about Level 3 Fair Value Measurements

The nominal changes in the fair value of level 3 financial instruments is due to the net impact of cash settlements and losses included in earnings. The level 3 fair value measurement was based on discounted cash flows, with a Visa Class B common share conversion ratio range of 1.55x to 1.54x and an estimated time to resolution of 15 to 27 months. The range of sensitivities that management utilized in its fair value calculations is deemed acceptable in the industry with respect to the identified financial instrument

The Company’s policy is to recognize transfers between valuation hierarchy levels as of the end of a reporting period.

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

	June 30, 2026
($ in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent loans	$—	$—	$29,562	$29,562
Other real estate owned and foreclosed assets, net	—	—	12,858	12,858
Total nonrecurring fair value measurements	$—	$—	$42,420	$42,420

	December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total
Collateral-dependent loans	$—	$—	$33,762	$33,762
Other real estate owned and foreclosed assets, net	—	—	14,788	14,788
Total nonrecurring fair value measurements	$—	$—	$48,550	$48,550

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

Short-Term FHLB Borrowings – At June 30, 2026, short-term FHLB borrowings consisted of seven short-term fixed-rate borrowings for which the fair value was estimated by discounting contractual cash flows using current market rates at which borrowing with similar terms could be obtained. At December 31, 2025, FHLB borrowings consisted of one short-term fixed rate borrowing (two calendar days outstanding); as such, the carrying amount of the instrument was a reasonable fair value.

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

	June 30, 2026
				Total Fair	Carrying
($ in thousands)	Level 1	Level 2	Level 3	Value	Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$1,086,926	$195	$—	$1,087,121	$1,087,121
Available for sale securities	—	6,006,220	—	6,006,220	6,006,220
Held to maturity securities	—	1,755,583	—	1,755,583	1,885,139
Loans, net	—	—	24,118,056	24,118,056	24,267,565
Loans held for sale	—	42,867	9,983	52,850	52,850
Derivative financial instruments	—	49,137	—	49,137	49,137
Financial liabilities:
Deposits	$—	$—	$29,617,567	$29,617,567	$29,629,760
Federal funds purchased		325	—	325	325
Securities sold under agreements to repurchase		620,645	—	620,645	620,645
Short-term FHLB borrowings	—	950,664	—	950,664	950,000
Long-term debt	—	154,915	—	154,915	193,823
Derivative financial instruments	—	90,695	986	91,681	91,681

	December 31, 2025
($ in thousands)	Level 1	Level 2	Level 3	Total Fair Value	Carrying Amount
Financial assets:
Cash, interest-bearing bank deposits, and federal funds sold	$695,032	$229	$—	$695,261	$695,261
Available for sale securities	—	5,961,917	—	5,961,917	5,961,917
Held to maturity securities	—	2,011,026	—	2,011,026	2,132,882
Loans, net	—	—	23,588,681	23,588,681	23,650,709
Loans held for sale	—	33,158	—	33,158	33,158
Derivative financial instruments	—	63,126	—	63,126	63,126
Financial liabilities:
Deposits	$—	$—	$29,274,190	$29,274,190	$29,279,774
Federal funds purchased	—	70,400	—	70,400	70,400
Securities sold under agreements to repurchase	—	546,892	—	546,892	546,892
Short-term FHLB borrowings	—	400,000	—	400,000	400,000
Long-term debt	—	162,257	—	162,257	199,407
Derivative financial instruments	—	94,083	1,284	95,367	95,367

16. Recent Accounting Pronouncements

Accounting Standards Adopted during the Six Months Ended June 30, 2026

In November 2025, the FASB issued ASU 2025-08, “Financial Instruments – Credit Losses (Topic 326): Purchased Loans,” to expand the population of acquired assets subject to the gross-up approach in Topic 326. Under the amendments in this update, loans (excluding credit cards) acquired without credit deterioration that are deemed “seasoned” are considered purchased seasoned loans and accounted for using the gross-up approach at acquisition. Non-purchased credit deteriorated loans (excluding credit cards) are seasoned if they are acquired in a business combination or were purchased at least 90 days after origination and the acquirer was not involved in the origination of the loans. Under the gross-up approach, the fair value discount is bifurcated between the credit and noncredit components, and the credit portion of the fair value discount is added to the initial amortized cost basis with a corresponding increase in the allowance for credit losses at the date of acquisition. Any noncredit premium or discount resulting from acquiring these seasoned loans is allocated to each individual asset and accreted or amortized to interest income using the effective yield method. Prior to this amendment, all non-purchased credit deteriorated loans acquired were recorded at the estimated fair value of the loan at acquisition, with the estimated allowance for credit loss recorded as a provision for credit losses through earnings in the period in which the acquisition occurred. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The amendments should be applied prospectively to loans that are acquired on or after the initial application date. Early adoption is permitted in an interim or annual reporting period in which financial statements have not yet been issued or made available for issuance. The Company elected to early adopt this standard on January 1, 2026. As of June 30, 2026, the Company had not acquired any financial assets to which the amendments would apply, and therefore, the early adoption of this standard did not have an impact on the Company’s consolidated results of operations or financial condition for the periods presented in this filing. Subsequent to quarter-end, on August 1, 2026, the Company completed its acquisition of OFB Bancshares, Inc. The accounting for loans acquired in that transaction will reflect the provisions of ASU 2025-08, as applicable. The Company is currently evaluating the fair values of the acquired assets and liabilities and, accordingly, has not yet determined the impact the adoption of the standard will have on the accounting for this transaction.

Accounting Standards Issued But Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, “Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40),” to improve the disclosures about a public business entity’s expenses in commonly presented expense captions. The amendments in this update require disclosure of specified information about certain costs and expenses in the notes to financial statements. Disclosure requirements also include a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, among other items. An entity is not precluded from providing additional voluntary disclosures that may provide investors with additional decision-useful information. This update, as amended, is effective for annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update should be applied either prospectively to financial statements issued for reporting periods after the effective date of this update, or retrospectively to any or all prior periods presented in the financial statements. The Company is currently assessing the provisions of this guidance. As the update contains only amendments to disclosure requirements, adoption will have no impact on the Company’s consolidated results of operations or financial condition.

In September 2025, the FASB issued ASU 2025-06, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software,” to modernize the accounting for software costs that are accounted for under Subtopic 350-40. The amendments in this update remove all references to prescriptive and sequential software development stages in Subtopic 350-40 and instead require an entity to begin capitalizing software costs when both of the following occur: (1) management has authorized and committed to funding the software project, and (2) it is probable that the project will be completed and the software will be used to perform the function. The amendment also provides factors to consider when evaluating probable-to-complete recognition thresholds and specifies that the disclosures in Subtopic 360-10, “Property, Plant and Equipment,” are required for all capitalized internal-use software. Further, the amendment supersedes website development costs guidance and incorporates the recognition requirements in this subtopic. The amendments in this update are effective for all entities for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods. Early adoption is permitted as of the beginning of an annual reporting period. Entities may apply a prospective transition approach, a modified transition approach or a retrospective approach. The Company is currently assessing the provisions of this guidance but does not expect adoption to have a material impact on the Company’s consolidated results of operations or financial condition.

In November 2025, the FASB issued ASU 2025-09, “Derivative and Hedging (Topic 815): Hedge Accounting Improvements,” to clarify certain aspects of the guidance on hedge accounting and to address several incremental hedge accounting issues arising from the global reference rate reform initiative. The update addresses five issues: (1) the ability to group individual forecasted transactions in a cash flow hedge, modifying the term “shared risk exposure” to “similar risk exposure;” (2) the ability to apply cash flow hedge accounting to “choose your rate” debt instruments; (3) the application of cash flow hedge accounting to forecasted purchases and sales of nonfinancial assets; (4) the use of net written options has hedging instruments; and (5) the mechanics of assessing hedge effectiveness for foreign-currency-denominated dual hedge strategies. This update is effective for public business entities in the interim and annual reporting periods beginning after December 15, 2026, with early adoptions permitted. Entities should apply the amendments on a prospective basis for all hedging relationships. An entity may elect to adopt the amendments for hedging relationships that exist as of the date of adoption. Upon adoption, entities are permitted to modify certain critical terms of certain existing hedging relationships without dedesignating the hedge. The Company is currently assessing the provisions of this guidance but does not expect adoption to have a material impact on the Company’s consolidated results of operations or financial condition.

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow Scope Improvements," to improve interim reporting guidance in Topic 270 by improving the navigability of the required interim disclosures, clarifying when that guidance is applicable, and providing additional guidance on what disclosures should be provided in interim reporting periods. This update reorganizes and clarifies interim reporting guidance without expanding disclosure requirements. Key provisions include clarification of entities in the scope of ASC 270, updates to the form and content requirements for condensed interim financial statements, and a new disclosure principle requiring disclosure of material events since year-end. This update is effective for public entities for interim reporting periods within annual reporting periods beginning after December 15, 2027, with early adoption permitted. The amendments in this update can be applied either prospectively or retrospectively to any or all prior periods presented in the financial statements. The Company is currently assessing the provisions of this guidance. As the update contains only clarification of disclosure requirements, adoption will have no impact on the Company's consolidated results of operations or financial condition.

17. Subsequent Event

On August 1, 2026, subsequent to the June 30, 2026 balance sheet date and prior to the issuance of these consolidated financial statements, the Company completed its previously announced acquisition of OFB Bancshares, Inc., the parent company of One Florida Bank, pursuant to the Agreement and Plan of Merger, dated May 15, 2026, (the "Merger Agreement"). The total purchase consideration was approximately $377.6 million for all outstanding OFB Bancshares, Inc. common stock and stock options. Pursuant to the terms of the Merger Agreement, holders of OFB Bancshares, Inc. common stock received aggregate cash consideration of approximately $355.1 million. In addition, each holder of outstanding OFB Bancshares, Inc. stock options received cash equal to the per-share value of the merger consideration over the per-share exercise price resulting in aggregate cash consideration of approximately $22.5 million that was paid by OFB Bancshares, Inc. on behalf of the Company. Outstanding OFB Bancshares, Inc. stock options with a per-share exercise price equal to or greater than the per-share value of the merger consideration were cancelled for no consideration.

One Florida Bank operated five financial centers in the greater Orlando, Florida market and one financial center in the Florida Panhandle. The acquisition expands the Company's presence in Florida and establishes a significant position in the high-growth Orlando metropolitan market.

The acquisition will be accounted for as a business combination under ASC 805, Business Combinations. As the acquisition was completed subsequent to June 30, 2026, the results of operations of OFB Bancshares, Inc. are not included in the Company's consolidated financial statements as of or for the three and six months ended June 30, 2026.

The Company is in the process of determining the fair values of assets acquired and liabilities assumed; as such, the initial accounting for the acquisition is incomplete as of the date these consolidated financial statements were issued, and the disclosures required by ASC 805, including the preliminary allocation of the purchase price and other disclosure information, have not yet been finalized. The Company will provide the required acquisition-related disclosures in subsequent filings as the preliminary purchase accounting and related valuation analysis are completed, which is expected to occur during the third quarter of 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

The objective of this discussion and analysis is to provide material information relevant to the assessment of the financial condition and results of operations of Hancock Whitney Corporation and its subsidiaries during the three and six months ended June 30, 2026 and selected comparable prior periods, including an evaluation of the amounts and certainty of cash flows from operations and outside sources. This discussion and analysis is intended to highlight and supplement financial and operating data and information presented elsewhere in this report, including the consolidated financial statements and related notes. The discussion contains forward-looking statements within the meaning and protections of section 27A of the Securities Act of 1933, as amended, and section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are subject to risks and uncertainties. Should one or more of these risks or uncertainties materialize, our actual results may differ from those expressed or implied by the forward-looking statements. Important factors that could cause actual results to differ materially from the forward-looking statements we make in this Quarterly Report on Form 10-Q and in other reports or documents that we file from time to time with the SEC include, but are not limited to, the following:

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
•
uncertainties surrounding geopolitical conflict, trade policy, taxation policy, and monetary policy, which continue to impact the outlook for future economic growth; a sustained increase in commodity prices; impacts from current and/or future imposition of tariffs by the United States against other nations; consideration of responsive actions by these nations, including retaliatory tariffs, or the expansion of import fees and tariffs among a larger group of nations, which is bringing greater ambiguity to the outlook for future economic growth, including reduced consumer spending, lower economic growth or recession, reduced demand for U.S. exports, disruptions to supply chains, impacts from decreased international tourism, decreased demand for banking products and services, and negative credit quality developments arising from the foregoing or other factors;
•
adverse developments in the banking industry and the potential impact of such developments on customer confidence, liquidity and regulatory responses to these developments (including increases in the cost of our deposit insurance assessments), the Company's ability to effectively manage its liquidity risk and any growth plans, and the availability of capital and funding;
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
•
the timing, benefits, costs and synergies of the merger with OFB Bancshares, Inc., as well as statements regarding potential impact of current or future business combinations on our performance and financial condition, including our ability to successfully identify acquisition targets and to successfully integrate the businesses;
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
•
risks related to the ability of our operational framework to manage risks associated with our business such as credit risk and operational risk, including third-party vendors and other service providers, which could, among other things, result in a material breach of operating or security systems as a result of a cyber-attack or similar acts;
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
•
the impact of federal government shutdowns, and uncertainties stemming from extended durations of such; and
•
the potential implementation of a regulatory reform agenda impacting rulemaking, supervision, examination and enforcement priorities of the federal banking agencies.

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

OVERVIEW

Non-GAAP Financial Measures

Management’s Discussion and Analysis of Financial Condition and Results of Operations includes non-GAAP measures used to describe our performance. These non-GAAP financial measures have inherent limitations as analytical tools and should not be considered on a standalone basis or as a substitute for analyses of financial condition and results as reported under GAAP. Non-GAAP financial measures are not standardized and therefore, it may not be possible to compare these measures with other companies that present measures having the same or similar names. These disclosures should not be considered an alternative to GAAP.

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

Acquisition of OFB Bancshares, Inc.

Subsequent to the end of the second quarter of 2026, on August 1, 2026, we acquired OFB Bancshares, Inc., parent company of One Florida Bank, in an all-cash transaction. One Florida Bank operated five financial centers in the greater Orlando, Florida area and one in the Florida Panhandle. At June 30, 2026, OFB Bancshares, Inc., on a consolidated basis, had total assets of $2.1 billion, total loans of $1.7 billion, and total deposits of $1.8 billion. The acquisition enhances our existing financial center footprint by establishing a meaningful presence in the high growth Orlando market and is expected to be immediately accretive to earnings per share, exclusive of one-time transaction costs. Full integration and system conversion activities are expected to be finalized in the fourth quarter of 2026.

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

Current Economic Environment

The U.S. – Iran conflict continues to contribute to heightened volatility and supply concerns in global energy markets. Rising energy prices were a significant contributor to inflation, with the consumer price index reaching 4.2% on an annualized basis in May 2026 before declining to 3.5% in June as energy prices retreated. Despite ongoing geopolitical and policy uncertainty, global equity markets rebounded sharply during the second quarter of 2026, and the U.S. economy proved more resilient through the energy shock than many had anticipated. The labor market saw an unexpected rebound in job creation in the latter part of the first quarter and into the second, and the unemployment rate dropped to 4.2% in June 2026. While energy prices likely hampered consumer spending, activity remained strong. Positive labor market and consumer spending indicators, coupled with continued business investments in artificial intelligence technology, drove real gross domestic product (GDP) growth of 1.5% on an annualized basis in the second quarter of 2026. In terms of monetary policy, the sharp rise in already persistent inflation has come to the forefront of the agenda. During the second quarter of 2026, the Federal Reserve announced no change in monetary policy and appears to have taken a hawkish position, emphasizing its commitment to price stability. As such, market expectations shifted in recent months from anticipation of multiple rate cuts in 2026 toward the notion that monetary policy could remain restrictive for a longer period.

In the second quarter of 2026, conditions in the financial services industry remained generally favorable despite persistent economic pressures and uncertainty with respect to fiscal and monetary policy. Within our markets, we experienced robust loan production, and deposit cost pressures continued to moderate, contributing favorably to our net interest margin and profitability.

Economic Outlook

We utilize economic forecasts produced by Moody’s Analytics (Moody’s) that provide various scenarios to assist in the development of our economic outlook. This outlook discussion utilizes the June 2026 Moody’s forecast, the most current available at June 30, 2026. The forecasts are anchored on a baseline forecast scenario, which Moody’s defines as the “most likely outcome” of where the economy is headed based on current conditions. Several upside and downside scenarios are produced that are derived from the baseline scenario and incorporate varying degrees of favorable and unfavorable adjustments to economic indicators and circumstances as compared to the baseline.

The baseline scenario maintains a mostly optimistic tenor with respect to economic outcomes, though the outlook has softened as energy prices remain elevated. Key variables underlying the June 2026 baseline forecast include the following: (1) the conflict with Iran will be resolved in the near-term; (2) the effective tariff rate of about 8% is expected to remain for the duration of the current administration before eventually falling back to about 2% late in the decade or early in the next; (3) above target inflation caused by the Iran conflict, oil price shock, tariffs and migration policy headwinds will preclude Federal Reserve interest rate cuts for the remainder of 2026 and 2027; (4) the combination of a slowdown in labor force growth and monthly job growth will remain a headwind to the labor market, prompting the unemployment rate to resume a gradual climb, peaking at 4.6% in the second quarter of 2027; (5) GDP is forecasted at 2.1% in 2026 and then slow to 1.9% in 2027 and 2.0% in 2028 before rebounding to 2.5% in 2029; (6) the 10-year U.S. Treasury yield is forecasted to average 4.4% in the second quarter of 2026 and remain near that level through the end of the decade due to elevated inflation and fiscal uncertainty.

The S-2 scenario presents a downside alternative to the baseline. The S-2 scenario assumes the negotiations between the U.S. and Iran take longer than expected and that the damage to energy infrastructure is worse than expected and takes longer to repair. As a result, oil prices decline at a slower rate than assumed in the baseline. The effective tariff rate increases to about 11% and remains elevated through the end of 2028. The impacts on the economy from tariffs, deportations and elevated oil prices are worse than expected, causing inflation to rise. Further, there is longer and farther-reaching disturbance from other geopolitical conflict. The scenario assumes the unemployment rate will rise considerably to a peak of 7.3% in the second quarter of 2027 and remain elevated before returning to full employment in late 2028. The combination of higher oil prices, rising inflation, tariffs, still elevated interest rates and reduced credit availability causes the U.S. economy to fall into a mild recession beginning in the third quarter of 2026 that lasts for three quarters, with a peak-to-trough decline in GDP of 1% and the stock market contracting 22%. The recession and rising inflation prompts the Federal Reserve to lower its benchmark interest rate only slightly below what is forecasted in the baseline scenario before making more significant cuts as inflation subsides.

Management has deemed certain assumptions underlying the baseline scenario and the downside S-2 scenario to have an equal likelihood to occur in the near term, and, as such, the baseline and S-2 scenarios were each given probability weightings of 50% in the calculation of our allowance for credit losses at June 30, 2026. The weighting of scenarios has changed from the March 31, 2026 calculation of allowance for credit losses, where the baseline scenario was weighted at 40% and the downside S-2 scenario was weighted at 60%. The change in weighting does not represent a significant shift in our outlook, but rather is a function of a shift in the assumptions underlying the baseline forecast to reflect the downside risks of the U.S. – Iran conflict.

The credit loss outlook for our portfolio as a whole has not changed materially since March 31, 2026. We continue to closely monitor our portfolio for customers that are sensitive to prolonged inflation, the elevated interest rate environment, tariffs, labor market conditions and/or other economic circumstances that may impact credit quality.

Rapidly evolving changes in geopolitical, fiscal and other policies have created heightened uncertainty as to the impact on the U.S. and global economies. The duration and scope of the conflict in the Middle East is expected to play a pivotal role in economic conditions. The impact of continued inflation, a softening labor market and the Federal Reserve's actions to counter those effects, as well as to respond to other economic concerns, could reduce economic growth in the near term. The full extent of the impact of the conflict in the Middle East and other influential factors are uncertain and may have an adverse effect on the U.S. economy, including the possibility of an economic recession or slower growth in the near or midterm.

Highlights of the Second Quarter 2026

We reported net income for the second quarter of 2026 of $127.0 million, or $1.55 per diluted common share, compared to $47.4 million, or $0.57 per diluted common share, in the first quarter of 2026 and $113.5 million, or $1.32 per diluted common share, in the second quarter of 2025. The first quarter of 2026 included a supplemental disclosure item attributable to a net loss on the restructuring of the available for sale securities portfolio totaling $98.6 million pre-tax, or $0.95 per diluted share after tax, and the second quarter of 2025 included supplemental disclosure items $5.9 million pre-tax, or $0.05 per diluted share, attributable to costs associated with the acquisition of Sabal Trust Company.

Second quarter 2026 results compared to first quarter 2026:

•
Net income of $127.0 million, or $1.55 per diluted share
•
Adjusted pre-provision net revenue, a non-GAAP measure, totaled $178.1 million, up $5.2 million, or 3%
•
Period-end loans totaled $24.6 billion, up $588.3 million, or 2%
•
Period-end deposits totaled $29.6 billion, up $547.6 million, or 2%
•
Criticized commercial loans decreased while total nonaccrual loans remained relatively flat; annualized net charge-offs to average loans was 0.16%, down from 0.19%
•
Allowance for credit losses coverage to total loans remains solid at 1.42%, down 1 basis point (bp) from March 31, 2026
•
Net interest margin of 3.56%, up 1 bp from prior quarter
•
Tangible common equity ratio of 9.78%, down 15 bps; common equity tier 1 ratio of 13.19%, down 10 bps; and total risk-based capital ratio of 14.98%, down 12 bps; all reflective of capital deployment to enhance shareholder value
•
Efficiency ratio, a non-GAAP measure, improved to 55.31%, compared to 55.43%

Our results for the second quarter of 2026 reflect continued strong performance, profitability and enhanced shareholder value. We experienced solid loan and deposit growth during the quarter, reflecting continued progress on our organic growth plan. We continued to invest in our growth strategy with the hiring of a net 15 new bankers in the second quarter, bringing the year to date total to 42. We also returned capital to shareholders with the repurchase of 712,966 shares of our common stock, bringing year-to-date repurchases to 2.1 million shares. Noninterest income grew, expenses remained on target and our efficiency ratio improved. Credit metrics remained stable and we maintained a robust allowance for credit losses coverage of 1.42%. Looking ahead, our acquisition of One Florida Bank, completed on August 1, 2026, will enhance our ability to bring our relationship-based approach to banking to customers across an expanded footprint in the Central Florida area. We remain encouraged by the momentum across our franchise. While the operating environment continues to present challenges, we believe our solid balance sheet, strong customer relationships and disciplined execution position us well to deliver on our objectives for the remainder of this year and over the longer term.

Consolidated Financial Results

The following table contains the consolidated financial results for the periods indicated.

	Three Months Ended					Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,
(in thousands, except per share data)	2026	2026	2025	2025	2025	2026	2025
Income Statement Data:
Interest income	$412,887	$401,382	$407,698	$409,020	$402,581	$814,269	$797,902
Interest income (te) (a)	415,100	403,783	410,203	411,591	405,077	818,883	803,204
Interest expense	119,875	116,217	125,528	129,282	125,622	236,092	251,038
Net interest income (te)	295,225	287,566	284,675	282,309	279,455	582,791	552,166
Provision for credit losses	13,775	13,172	13,145	12,651	14,925	26,947	25,387
Noninterest income	108,350	7,482	107,131	106,001	98,524	115,832	193,315
Noninterest expense	225,436	220,748	217,850	212,753	215,979	446,184	421,038
Income before income taxes	162,151	58,727	158,306	160,335	144,579	220,878	293,754
Income tax expense	35,190	11,305	32,734	32,869	31,048	46,495	60,719
Net income	$126,961	$47,422	$125,572	$127,466	$113,531	$174,383	$233,035
Supplemental disclosure items-included above, pre-tax:
Included in noninterest income
Loss on securities portfolio restructure	$—	$98,595	$—	$—	$—	$98,595	$—
Included in noninterest expense:
Sabal Trust Company acquisition expense	$—	$—	$—	$—	$5,911	$—	$5,911

Balance Sheet Data:
Period end balance sheet data
Loans	$24,580,173	$23,991,840	$23,958,440	$23,596,565	$23,461,750	$24,580,173	$23,461,750
Earning assets	33,039,464	32,306,650	32,218,663	32,532,320	31,965,130	33,039,464	31,965,130
Total assets	36,345,972	35,542,126	35,472,762	35,766,407	35,212,652	36,345,972	35,212,652
Noninterest-bearing deposits	10,336,866	10,344,878	10,374,991	10,305,303	10,638,785	10,336,866	10,638,785
Total deposits	29,629,760	29,082,134	29,279,774	28,659,750	29,046,612	29,629,760	29,046,612
Stockholders' equity	4,444,134	4,419,592	4,460,117	4,474,479	4,365,419	4,444,134	4,365,419
Average balance sheet data
Loans	$24,339,904	$23,965,993	$23,715,763	$23,425,895	$23,249,241	$24,153,981	$23,159,406
Earning assets	33,205,847	32,698,837	32,598,315	32,213,632	32,081,140	32,953,742	32,052,670
Total assets	35,881,537	35,420,096	35,227,286	34,751,209	34,527,276	35,652,091	34,441,870
Noninterest-bearing deposits	10,104,015	10,033,006	10,165,806	10,121,707	10,317,446	10,068,707	10,240,760
Total deposits	28,780,937	28,834,747	28,816,539	28,492,076	28,649,900	28,807,693	28,700,875
Stockholders' equity	4,420,837	4,461,827	4,417,711	4,368,746	4,284,279	4,441,218	4,233,827
Common Share Data:
Earnings per share - basic	$1.56	$0.58	$1.51	$1.50	$1.32	$2.14	$2.70
Earnings per share - diluted	1.55	0.57	1.49	1.49	1.32	2.12	2.69
Cash dividends per common share	0.50	0.50	0.45	0.45	0.45	1.00	0.90
Book value per share (period-end)	55.23	54.46	54.22	52.82	51.15	55.23	51.15
Tangible book value per share (period-end)	42.95	42.26	42.16	41.07	39.46	42.95	39.46
Weighted average number of shares - diluted	81,485	82,261	83,791	85,453	85,943	81,868	86,203
Period-end number of shares	80,471	81,152	82,259	84,711	85,351	80,471	85,351

	Three Months Ended					Six Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,	June 30,
($ in thousands)	2026	2026	2025	2025	2025	2026	2025
Performance and other data:
Return on average assets	1.42%	0.54%	1.41%	1.46%	1.32%	0.99%	1.36%
Return on average common equity	11.52%	4.31%	11.28%	11.58%	10.63%	7.92%	11.10%
Return on average tangible common equity	14.84%	5.54%	14.55%	15.00%	13.71%	10.19%	14.21%
Tangible common equity ratio (b)	9.78%	9.93%	10.06%	10.01%	9.84%	9.78%	9.84%
Common equity Tier 1 (CET1) ratio	13.19%	13.29%	13.65%	14.09%	13.97%	13.19%	13.97%
Net interest margin (te)	3.56%	3.55%	3.48%	3.49%	3.49%	3.55%	3.46%
Noninterest income as a percentage of total revenue (te)	26.85%	2.54%	27.34%	27.30%	26.07%	16.58%	25.93%
Efficiency ratio (c)	55.31%	55.43%	54.93%	54.10%	54.91%	55.37%	55.06%
Allowance for loan losses as a percentage of period-end loans	1.27%	1.30%	1.28%	1.33%	1.33%	1.27%	1.33%
Allowance for credit losses as a percentage of period-end loans	1.42%	1.43%	1.43%	1.45%	1.45%	1.42%	1.45%
Annualized net charge-offs to average loans	0.16%	0.19%	0.22%	0.19%	0.31%	0.17%	0.24%
Nonaccrual loans as a percentage of loans	0.46%	0.47%	0.45%	0.48%	0.40%	0.46%	0.40%
FTE headcount	3,674	3,658	3,627	3,603	3,580	3,674	3,580
Reconciliation of pre-provision net revenue (te) and adjusted pre-provision net revenue(te) (non-GAAP measures) (d)
Net income (GAAP)	$126,961	$47,422	$125,572	$127,466	$113,531	$174,383	$233,035
Provision for credit losses	13,775	13,172	13,145	12,651	14,925	26,947	25,387
Income tax expense	35,190	11,305	32,734	32,869	31,048	46,495	60,719
Pre-provision net revenue	175,926	71,899	171,451	172,986	159,504	247,825	319,141
Taxable equivalent adjustment	2,213	2,401	2,505	2,571	2,496	4,614	5,302
Pre-provision net revenue (te)	178,139	74,300	173,956	175,557	162,000	$252,439	$324,443
Adjustments from supplemental disclosure items
Loss on securities portfolio restructure	—	98,595	—	—	—	98,595	—
Sabal Trust Company acquisition expense	—	—	—	—	5,911	—	5,911
Adjusted pre-provision net revenue (te)	$178,139	$172,895	$173,956	$175,557	$167,911	$351,034	$330,354
Reconciliation of revenue (te), adjusted revenue (te) and efficiency ratio (non-GAAP measures) (d)
Net interest income	$293,012	$285,165	$282,170	$279,738	$276,959	$578,177	$546,864
Noninterest income	108,350	7,482	107,131	106,001	98,524	115,832	193,315
Total GAAP revenue	401,362	292,647	389,301	385,739	375,483	694,009	740,179
Taxable equivalent adjustment	2,213	2,401	2,505	2,571	2,496	4,614	5,302
Total revenue (te)	$403,575	$295,048	$391,806	$388,310	$377,979	$698,623	$745,481
Adjustments from supplemental disclosure items
Loss on securities portfolio restructure	—	98,595	—	—	—	98,595	—
Adjusted total revenue (te)	$403,575	$393,643	$391,806	$388,310	$377,979	$797,218	$745,481

GAAP noninterest expense	$225,436	$220,748	$217,850	$212,753	$215,979	$446,184	$421,038
Amortization of intangibles	(2,222)	(2,548)	(2,622)	(2,694)	(2,524)	(4,770)	(4,637)
Adjustments from supplemental disclosure items
Sabal Trust Company acquisition expense	—	—	—	—	(5,911)	—	(5,911)
Adjusted noninterest expense for efficiency	$223,214	$218,200	$215,228	$210,059	$207,544	$441,414	$410,490
Efficiency ratio (c)	55.31%	55.43%	54.93%	54.10%	54.91%	55.37%	55.06%

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

RESULTS OF OPERATIONS

Net Interest Income

Net interest income (te) for the second quarter of 2026 totaled $295.2 million, up $7.7 million, or 3%, from the first quarter of 2026, and $582.8 million for the first six months of 2026, up $30.6 million, or 6%, from the same period in 2025.

The $7.7 million increase in net interest income (te) from the first quarter of 2026 is comprised of an increase in interest income (te) of $11.3 million partially offset by an increase in interest expense of $3.6 million. The increase in interest income (te) was driven primarily by loan growth, an additional accrual day and an increase in interest income from securities as a result of the full-quarter impact of the portfolio restructuring completed in late January 2026. The increase in interest expense was primarily attributable to an increase in average short-term borrowings to support growth in the loan portfolio and an additional accrual day, partially offset by a decrease in the cost of deposits, reflecting a continued shift in the mix of average interest-bearing deposits from time deposits to transaction and savings deposits. The net interest margin for the second quarter of 2026 was 3.56%, up 1 bp from the first quarter of

2026, driven primarily by higher securities yields as a result of the bond portfolio restructuring, up 12 bps, and a lower cost of interest on deposits, down 5 bps, partially offset by lower loan yields, down 2 bps, and an increase in borrowing costs, up 26 bps.

The $30.6 million increase in net interest income (te) for the six months ended June 30, 2026 from the same period in 2025 is comprised of a $15.7 million increase in interest income (te) and a $14.9 million decrease in interest expense. The increase in interest income (te) was primarily attributable to an increase in interest income from securities, as the impact of loan growth was largely offset by a decline in loan yields. The decrease in interest expense was driven by a decline in interest expense on deposits that was largely a product of the interest rate environment, which also fostered a favorable shift in the mix of average interest-bearing deposits from time deposits to transaction and savings deposits, partially offset by an increase in average short-term borrowings. The net interest margin for the six months ended June 30, 2026 was 3.55%, up 9 bps from the same period in 2025, largely attributable to the impact of higher securities yields of 47 bps, a lower cost of interest-bearing deposits of 37 bps, partially offset by a decline in loan yields of 24 bps and an increase in borrowing costs of 40 bps.

The following tables detail the components of our net interest income (te) and net interest margin.

	Three Months Ended
	June 30, 2026			March 31, 2026			June 30, 2025
($ in millions)	Volume	Interest	Rate	Volume	Interest	Rate	Volume	Interest	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$19,085.1	$276.8	5.82%	$18,651.4	$268.8	5.84%	$17,832.7	$271.1	6.10%
Residential mortgage loans	3,921.8	39.2	4.00%	3,982.5	40.1	4.03%	4,082.0	41.6	4.07%
Consumer loans	1,333.0	25.1	7.54%	1,332.1	24.9	7.57%	1,334.5	27.8	8.34%
Loan fees & late charges	—	(0.8)	0.00%	—	(1.0)	0.00%	—	(0.6)	0.00%
Total loans (te) (b)	24,339.9	340.3	5.60%	23,966.0	332.8	5.62%	23,249.2	339.9	5.86%
Loans held for sale	48.0	0.7	6.22%	27.7	0.4	5.36%	24.4	0.4	6.55%
US Treasury and government agency securities	647.3	5.3	3.29%	643.7	5.2	3.23%	628.9	5.0	3.16%
Mortgage-backed securities and collateralized mortgage obligations	7,065.2	59.2	3.35%	6,945.1	56.2	3.24%	6,864.2	48.4	2.82%
Municipals (te)	554.3	4.6	3.33%	659.9	5.2	3.13%	761.2	5.6	2.95%
Other securities	18.8	0.2	4.40%	17.0	0.2	4.11%	17.5	0.1	3.69%
Total securities (te) (c)	8,285.6	69.3	3.35%	8,265.7	66.8	3.23%	8,271.8	59.1	2.86%
Total short-term investments	532.3	4.8	3.58%	439.4	3.8	3.53%	535.7	5.7	4.28%
Total earning assets (te)	$33,205.8	$415.1	5.01%	$32,698.8	$403.8	4.99%	$32,081.1	$405.1	5.06%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$12,389.5	$57.8	1.87%	$12,032.7	$54.4	1.83%	$11,341.9	$59.7	2.11%
Time deposits	3,436.5	26.5	3.09%	3,647.9	30.0	3.34%	4,044.4	35.9	3.57%
Public funds	2,850.9	18.3	2.57%	3,121.1	20.0	2.60%	2,946.2	22.1	3.01%
Total interest-bearing deposits	18,676.9	102.6	2.20%	18,801.7	104.4	2.25%	18,332.5	117.7	2.58%
Repurchase agreements	703.5	2.2	1.26%	707.2	2.1	1.23%	606.7	2.1	1.39%
Other short-term borrowings	1,278.6	12.3	3.86%	721.0	6.8	3.80%	247.0	2.8	4.49%
Long-term debt	193.8	2.8	5.79%	198.0	2.9	5.82%	211.1	3.0	5.67%
Total borrowings	2,175.9	17.3	3.19%	1,626.2	11.8	2.93%	1,064.8	7.9	2.96%
Total interest-bearing liabilities	20,852.8	119.9	2.31%	20,427.9	116.2	2.31%	19,397.3	125.6	2.60%
Net interest-free funding sources	12,353.0			12,270.9			12,683.8
Total cost of funds	$33,205.8	$119.9	1.45%	$32,698.8	$116.2	1.44%	$32,081.1	$125.6	1.57%
Net interest spread (te)		$295.2	2.70%		$287.6	2.68%		$279.5	2.46%
Net interest margin	$33,205.8	$295.2	3.56%	$32,698.8	$287.6	3.55%	$32,081.1	$279.5	3.49%
(a)
Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)
Includes nonaccrual loans.
(c)
Average securities do not include unrealized holding gains/losses on available for sale securities.

	Six Months Ended
	June 30, 2026			June 30, 2025
($ in millions)	Volume	Interest	Rate	Volume	Interest	Rate
Average earning assets
Commercial & real estate loans (te) (a)	$18,869.5	$545.6	5.83%	$17,785.7	$538.1	6.10%
Residential mortgage loans	3,952.0	79.3	4.01%	4,031.1	80.3	3.98%
Consumer loans	1,332.5	50.0	7.55%	1,342.6	55.4	8.31%
Loan fees & late charges	—	(1.8)	0.00%	—	(0.8)	0.00%
Total loans (te) (b)	24,154.0	673.1	5.61%	23,159.4	673.0	5.85%
Loans held for sale	37.9	1.1	5.90%	22.5	0.7	6.62%
US Treasury and government agency securities	645.5	10.5	3.26%	608.9	9.4	3.08%
Mortgage-backed securities and collateralized mortgage obligations	7,005.5	115.4	3.30%	6,848.1	95.1	2.78%
Municipals (te)	606.8	9.8	3.22%	781.9	11.6	2.95%
Other securities	17.9	0.4	4.26%	17.8	0.3	3.66%
Total securities (te) (c)	8,275.7	136.1	3.29%	8,256.7	116.4	2.82%
Total short-term investments	486.1	8.6	3.56%	614.1	13.1	4.30%
Total earning assets (te)	$32,953.7	$818.9	5.00%	$32,052.7	$803.2	5.04%
Average interest-bearing liabilities
Interest-bearing transaction and savings deposits	$12,212.1	$112.2	1.85%	$11,272.5	$117.0	2.09%
Time deposits	3,541.6	56.5	3.22%	4,158.0	75.9	3.68%
Public funds	2,985.3	38.3	2.59%	3,029.6	45.3	3.02%
Total interest-bearing deposits	18,739.0	207.0	2.23%	18,460.1	238.2	2.60%
Repurchase agreements	705.3	4.4	1.24%	619.1	3.9	1.27%
Other short-term borrowings	1,001.3	19.0	3.84%	126.2	2.8	4.50%
Long-term debt	195.9	5.7	5.81%	210.9	6.1	5.74%
Total borrowings	1,902.5	29.1	3.08%	956.2	12.8	2.68%
Total interest-bearing liabilities	20,641.5	236.1	2.31%	19,416.3	251.0	2.61%
Net interest-free funding sources	12,312.2			12,636.4
Total cost of funds	$32,953.7	$236.1	1.44%	$32,052.7	$251.0	1.58%
Net interest spread (te)		$582.8	2.69%		$552.2	2.43%
Net interest margin	$32,953.7	$582.8	3.55%	$32,052.7	$552.2	3.46%

(a)
Taxable equivalent (te) amounts were calculated using a federal income tax rate of 21%.
(b)
Includes nonaccrual loans.
(c)
Average securities do not include unrealized holding gains/losses on available for sale securities.

Provision for Credit Losses

During the second quarter of 2026, we recorded a provision for credit losses of $13.8 million, compared to $13.2 million in the first quarter of 2026. The provision for credit losses in the second quarter of 2026 included net charge-offs of $9.4 million and a reserve build of $4.4 million, compared to net charge-offs of $11.1 million and a reserve build of $2.1 million in the first quarter of 2026. The provisions for credit losses in both periods reflect mostly stable credit quality and modest builds attributable to loan growth.

Annualized net charge-offs as a percentage of average loans in the second quarter of 2026 were 0.16%, down from 0.19%, in the first quarter of 2026. Net charge-offs in the second quarter of 2026 included $6.6 million in the commercial portfolio, $2.7 million in the consumer portfolio and $0.1 million in the residential mortgage portfolio. Net charge-offs in the first quarter of 2026 included $7.4 million in the commercial portfolio, $3.5 million in the consumer portfolio and $0.2 million in the residential mortgage portfolio.

For the six months ended June 30, 2026, we recorded a provision for credit losses of $26.9 million compared to $25.4 million for the same period in 2025. The provision for credit losses for the six months ended June 30, 2026 included net charge-offs of $20.6 million and a reserve build of $6.3 million, compared to net charge-offs of $28.0 million and a reserve release of $2.6 million in the same period in 2025. Net charge-offs for the six months ended June 30, 2026 were 0.17% of average loans, comprised of net charge-offs of $14.1 million in the commercial portfolio, $6.2 million in the consumer portfolio and $0.3 million in the residential mortgage portfolio. Net charge-offs for the six months ended June 30, 2025 were 0.24% of average loans, comprised of net charge-offs of $21.8 million in the commercial portfolio and $6.3 million in the consumer portfolio, partially offset by net recoveries of less than $0.1 million in the residential mortgage portfolio.

The discussion labeled "Allowance for Credit Losses and Asset Quality" that appears later in this Item provides additional information on these changes and on general credit quality.

Noninterest Income

Noninterest income totaled $108.4 million for the second quarter of 2026, up $100.9 million from the first quarter of 2026. Included in noninterest income in the first quarter of 2026 was a $98.6 million loss identified as a supplemental disclosure item attributable to the restructuring of the available for sales securities portfolio. Excluding the supplemental disclosure item, noninterest income was up $2.3 million, or 2%, from the first quarter of 2026, driven primarily by increases in investment and annuity fees, trust fees, bank card and ATM fees and income from secondary mortgage market operations, partially offset by a decline in other miscellaneous income. For the six months ended June 30, 2026, noninterest income totaled $115.8 million, down $77.5 million from the same period in 2025. Excluding the supplemental disclosure item described above, noninterest income was up $21.1 million, or 11%, from the same period in 2025, with increases across most lines. A detailed discussion of noninterest income variances follows.

The components of noninterest income are presented in the following table for the indicated periods.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
($ in thousands)	2026	2026	2025	2026	2025
Service charges on deposit accounts	$25,897	$25,902	$24,256	$51,799	$48,375
Trust fees	26,049	24,574	22,753	50,623	40,775
Bank card and ATM fees	23,181	22,126	22,004	45,307	42,718
Investment and annuity fees and insurance commissions	14,617	12,572	10,603	27,189	22,018
Secondary mortgage market operations	4,065	3,529	4,147	7,594	7,615
Securities transactions, net	—	(98,595)	—	(98,595)	—
Income from bank-owned life insurance	6,316	5,267	5,313	11,583	10,186
Credit related fees	2,788	2,775	2,713	5,563	5,553
Income (loss) from customer and other derivatives	395	960	1,969	1,355	1,698
Net gains on sales of premises, equipment and other assets	1,638	2,046	1,036	3,684	2,893
Other miscellaneous	3,404	6,326	3,730	9,730	11,484
Total noninterest income	$108,350	$7,482	$98,524	$115,832	$193,315

Supplemental Disclosure Items in Noninterest Income
Securities transactions, net:
Loss on securities portfolio restructure	$—	$(98,595)	$—	$(98,595)	$—
Total supplemental disclosure item in noninterest income	$—	$(98,595)	$—	$(98,595)	$—

Service charges on deposit accounts include consumer, business, and corporate deposit account servicing fees, as well as nonsufficient funds fees on non-consumer accounts, overdraft and overdraft protection fees, and other customer transaction-related fees. Service charges on deposits totaled $25.9 million for the second quarter of 2026, virtually flat compared to the first quarter of 2026. For the six months ended June 30, 2026, service charges on deposits totaled $51.8 million, up $3.4 million, or 7%, from the same period in 2025, primarily attributable to consumer overdraft fees and analysis fees on commercial accounts.

Trust fee income represents revenue generated from a full range of trust services, including asset management and custody services provided to individuals, businesses and institutions. Trust fees totaled $26.0 million for the second quarter of 2026, up $1.5 million, or 6%, from the first quarter of 2026, driven in part by seasonal tax preparation fees. For the six months ended June 30, 2026, trust fees totaled $50.6 million, up $9.8 million, or 24%, from the same period in 2025. The year-over-year increase is mostly attributable to personal trust, resulting from both a full period contribution from the Sabal acquisition and organic and market value-driven growth in our legacy business.

Bank card and ATM fees include interchange and other income from credit and debit card transactions, fees earned from processing card transactions for merchants, and fees earned from ATM transactions. Bank card and ATM fees totaled $23.2 million for the second quarter of 2026, up $1.1 million, or 5%, from the first quarter of 2026, reflecting higher activity across all fee lines. Bank card and ATM fees for the six months ended June 30, 2026 totaled $45.3 million, up $2.6 million, or 6%, from the same period in 2025. The year-over-year increase is mostly attributable to interchange fees, due in part to card-focused marketing campaigns, and ATM fees, reflecting a marketing adjustment on certain fees.

Investment and annuity fees and insurance commissions includes both fees earned from sales of annuity and insurance products, as well as managed account fees. Investment and annuity fees and insurance commissions totaled $14.6 million for the second quarter of 2026, up $2.0 million, or 16%, from the first quarter of 2026. The linked quarter increase was largely driven by annuity sales, corporate underwriting fees and investment management fees. For the six months ended June 30, 2026, investment and annuity fees and insurance commissions totaled $27.2 million, up $5.2 million, or 23%, from the same period in 2025. The year-over-year increase was largely driven by fixed income trading and investment management fees, partially offset by a decline in annuity sales. Investment and annuity fee income can vary from period to period depending on market conditions, impacting demand for products and services and related fees.

Income from secondary mortgage market operations is comprised of income produced from the origination and sales of residential mortgage loans in the secondary market. We offer a full range of mortgage products to our customers and typically sell longer-term fixed-rate loans while retaining the majority of adjustable-rate loans, as well as loans generated through programs to support customer relationships. Secondary mortgage market operations income will vary based on mortgage application volume, pull through rates, the percentage of loans ultimately sold in the secondary market and the timing of such sales. Income from secondary mortgage market operations was $4.1 million in the second quarter of 2026, up $0.5 million, or 15%, from the first quarter of 2026. The linked quarter increase was primarily attributable to an increase in mortgage production. For the six months ended June 30, 2026, income from secondary mortgage market operations totaled $7.6 million, virtually flat compared to the same period in 2025, as the impact of an increase in mortgage production was offset by a decline in the percentage of loans sold in the secondary market.

There was no net gain or loss on securities transactions during the second quarter of 2026, compared to a net loss on securities transactions of $98.6 million in the first quarter of 2026 that resulted from the sale of $1.5 billion of available for sale securities. The sale reflects a strategic decision to restructure the portfolio to enhance future net interest income through deployment of the proceeds into higher-yielding instruments.

Income from bank-owned life insurance (BOLI) is typically generated through insurance benefit proceeds as well as the growth of the cash surrender value of insurance contracts held. Income from BOLI was $6.3 million for the second quarter of 2026, up $1.0 million, or 20%, from the first quarter of 2026. The linked quarter increase was driven primarily by an increase in mortality gains and also reflects an increase in income from changes in cash surrender value. For the six months ended June 30, 2026, income from BOLI totaled $11.6 million, up $1.4 million, or 14%, from the same period in 2025, driven by an increase in income from changes in cash surrender value that was partially offset by a decline in mortality gains.

Credit related fees include fees assessed on letters of credit and unused portions of loan commitments. For the three and six months ended June 30, 2026, credit related fees totaled $2.8 million and $5.6 million, respectively. The linked quarter and year-over-year variances were virtually flat in relation to the respective comparative periods.

Income or loss from customer and other derivatives is largely from our customer interest rate derivative program. Income from customer and other derivatives totaled $0.4 million for the second quarter of 2026, down $0.6 million from the first quarter of 2026. The linked quarter decrease was largely attributable to the customer derivative program and is a product of volume and interest rate movement, partially offset by lower losses associated with assumption changes to the Visa Class B derivative liability. For the six months ended June 30, 2026, income from customer and other derivatives totaled $1.4 million, down $0.3 million from the same period in 2025. The year-over-year decrease was also driven by the customer derivative program. Derivative income can be volatile and is dependent upon the composition of the portfolio, volume and mix of sales and termination activity, and market value adjustments due to market interest rate movement.

Net gains on sales of premises, equipment and other assets consist primarily of net revenue earned from sales of excess-bank owned facilities and equipment no longer in use, gains on sales of Small Business Administration (SBA) and other non-residential mortgage loans, and leases and other assets associated with the equipment finance line of business. Net gains on sales of premises, equipment and other assets for the second quarter of 2026 totaled $1.6 million, down $0.4 million, or 20%, from the first quarter of 2026. For the six months ended June 30, 2026, net gains on sales of premises, equipment and other assets totaled $3.7 million, up $0.8 million, or 27%, from the same period in 2025. The level of net gains or losses on sales of these assets in a given reporting period will vary based on a variety of circumstances.

Other miscellaneous income is comprised of various items, including income from investments in small business investment companies (SBIC), dividends on Federal Home Loan Bank (FHLB) stock, and fees from loan syndication and other specialty lines of business. Other miscellaneous income totaled $3.4 million, down $2.9 million from the first quarter of 2026. The linked quarter decrease reflects declines in income from SBICs, syndication income and dividends on FHLB stock. For the six months ended June 30, 2026, other miscellaneous income totaled $9.7 million, down $1.8 million from the same period in 2025. The year over year decrease was driven primarily by a decline in income from SBICs that was partially offset by an increase in dividends on FHLB stock. SBIC income and syndication fees will vary from period to period, depending on activity.

Noninterest Expense

Noninterest expense for the second quarter of 2026 was $225.4 million, up $4.7 million, or 2%, from the first quarter of 2026, driven by personnel, other miscellaneous, professional services and occupancy and equipment expenses, partially offset by a decrease in data processing expense. For the six months ended June 30, 2026, noninterest expense totaled $446.2 million, up $25.1 million, or 6%, from the same period in 2025. Included in noninterest expense for six months ended June 30, 2025 were supplemental disclosure items totaling $5.9 million attributable to costs associated with the Sabal acquisition. Excluding the supplemental disclosure items, noninterest expense was up $31.1 million, or 7%, from the same period in 2025, largely driven by increases in personnel, business development, data processing and professional services expenses. A more detailed discussion of noninterest expense variances follows.

The components of noninterest expense are presented in the following table for the indicated periods.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,	June 30,
($ in thousands)	2026	2026	2025	2026	2025
Compensation expense	$105,579	$98,788	$95,875	$204,367	$184,827
Employee benefits	24,612	28,360	20,637	52,972	46,032
Personnel expense	130,191	127,148	116,512	257,339	230,859
Net occupancy expense	13,857	13,129	13,825	26,986	27,405
Equipment expense	4,410	4,157	4,541	8,567	8,632
Data processing expense	31,701	32,796	33,448	64,497	64,698
Professional services expense	14,538	13,600	16,371	28,138	28,606
Amortization of intangible assets	2,222	2,548	2,524	4,770	4,637
Deposit insurance and regulatory fees	5,019	4,988	4,822	10,007	9,848
Other real estate and foreclosed asset expense, net	214	441	1,181	655	2,961
Corporate value and franchise taxes and other non-income taxes	4,545	4,416	4,733	8,961	9,036
Entertainment and contributions	3,477	4,218	3,347	7,695	6,734
Advertising	4,325	4,186	2,988	8,511	6,003
Telecommunications and postage	2,667	2,642	2,570	5,309	5,011
Travel expense	2,231	1,635	1,891	3,866	3,123
Tax credit investment amortization	890	903	1,068	1,793	2,136
Printing and supplies	1,145	985	1,269	2,130	2,171
Net other retirement expense	(5,647)	(5,311)	(3,907)	(10,958)	(7,791)
Other miscellaneous	9,651	8,267	8,796	17,918	16,969
Total noninterest expense	$225,436	$220,748	$215,979	$446,184	$421,038

Supplemental Disclosure Items in Noninterest Expense
Sabal Trust Company acquisition expense:
Personnel expense	$—	$—	$1,422	$—	$1,422
Data processing expense	—	—	1,976	—	1,976
Professional services expense	—	—	1,550	—	1,550
Printing and supplies	—	—	210	—	210
Other	—	—	753	—	753
Total supplemental disclosure items in noninterest expense	$—	$—	$5,911	$—	$5,911

Personnel expense consists of salaries, incentive compensation, long-term incentives, payroll taxes, and other employee benefits such as 401(k), pension, and insurance for medical, life and disability. Personnel expense totaled $130.2 million for the second quarter of 2026, up $3.0 million, or 2%, from the first quarter of 2026. The linked quarter increase was driven primarily by increases in salary expense as a result of annual merit increases and increased headcount, commissions and incentives associated with production, share-based compensation and certain employee benefits. These increases were partially offset by seasonal declines in payroll tax and certain other employee benefits, and a favorable benefit from salary deferrals associated with lending activity. For the six months ended June 30, 2026, personnel expense totaled $257.3 million, up $26.5 million, or 11%, from the same period in 2025. The six months ended June 30, 2025 included $1.4 million of Sabal acquisition costs highlighted as supplemental disclosure items. Excluding the Sabal acquisition costs, personnel expense for the six months ended June 30, 2026 was up $27.9 million, or 12%, from the same period in 2025. The year-over-year increase reflects increases in most components of this category, and reflects both expected annual increases in salary, incentives, bonus and associated benefit costs, and incremental expense associated with increased headcount that includes both Sabal associates and additional hires of revenue-producing and facility management associates.

Occupancy and equipment expenses are primarily composed of lease expenses, depreciation, maintenance and repairs, rent, property taxes, and other equipment expenses. Occupancy and equipment expenses totaled $18.3 million for the second quarter of 2026, up $1.0 million, or 6%, from the first quarter of 2026, primarily attributable to increases in building repair and maintenance and leased facility expense. For the six months ended June 30, 2026, occupancy and equipment expenses totaled $35.6 million, down $0.5 million, or 1%, compared to the same period in 2025. The year-over-year decrease was driven by decreases in facility repair and maintenance and outsourced facility management that were partially offset by an increase in leased facility expense.

Data processing expense includes expenses related to third party technology processing and servicing costs, technology project costs and fees associated with bank card and ATM transactions, and credit card reward expenses. Data processing expense was $31.7 million for the second quarter of 2026, down $1.1 million, or 3%, from the first quarter of 2026. The linked quarter decrease was driven primarily by declines in maintenance on bank owned software and certain third-party technology processing expenses, partially offset by an increase in activity-based card processing and rewards and rebate expenses. For the six months ended June 30, 2026, data processing expense totaled $64.5 million, down $0.2 million, or less than 1%, from the same period in 2025. The six months ended June 30, 2025 included $2.0 million of Sabal acquisition costs highlighted as supplemental disclosure items. Excluding the Sabal acquisition costs, data processing expense for the six months ended June 30, 2026 was up $1.8 million, or 3%, from the same period in 2025. The year over year increase was largely attributable to increases in certain third-party technology processing and activity-based card processing and rewards and rebates expenses, partially offset by a decrease in amortization and maintenance on bank owned software. Data processing expense can vary from period to period, depending on business needs and technology enhancement initiatives.

Professional services expense includes accounting and audit, legal, consulting and certain outsourced service expense. Professional services expense for the second quarter of 2026 totaled $14.5 million, up $0.9 million, or 7%, from the first quarter of 2026. The linked quarter increase was mostly attributable to legal fees, consulting fees, expenses associated with problem loan collections and outsourced service expenses. For the six months ended June 30, 2026, professional services expense totaled $28.1 million, down $0.5 million, or 2%, from the same period in 2025. The six months ended June 30, 2025 included $1.5 million of Sabal acquisition costs highlighted as supplemental disclosure items. Excluding the Sabal acquisition costs, professional services expense for the six months ended June 30, 2026 was up $1.1 million, or 4%, from the same period in 2025. The year-over-year increase was largely attributable to costs associated with consulting and other professional services associated with stand-alone engagements, including process improvement projects. Professional services expense may vary from period to period, generally related to the timing of external service needs.

Deposit insurance and regulatory fees for the second quarter of 2026 totaled $5.0 million, virtually flat compared to the first quarter of 2026. For the six months ended June 30, 2026, deposit insurance and regulatory fees totaled $10.0 million, up $0.2 million, or 2%, from the same period in 2025.

Other real estate and foreclosed assets expense totaled $0.2 million in the second quarter of 2026, down $0.2 million from the first quarter of 2026. For the six months ended June 30, 2026, other real estate and foreclosed assets expense totaled $0.7 million, down $2.3 million from the same period in 2025. Gains or losses on the sale of other real estate and foreclosed assets may occur periodically and are dependent on the number and type of assets for sale and current market conditions.

Corporate value, franchise and other non-income tax expense for the second quarter of 2026 totaled $4.5 million, up $0.1 million, or 3%, from the first quarter of 2026. The linked quarter increase was largely attributable to bank share tax. For the six months ended June 30, 2026, corporate value, franchise and other non-income tax expense totaled $9.0 million down $0.1 million, or 1%, from the same period in 2025. The year-over-year decline was driven by a decrease in bank share tax that was mostly offset by an increase in franchise tax. The calculation of bank share tax is based on multiple variables, including average quarterly assets, earnings and stockholders’ equity to determine the taxable assessment value and can vary from period to period.

Business development-related expenses (including advertising, travel, entertainment and contributions) totaled $10.0 million for the second quarter of 2026, virtually flat compared to the first quarter of 2026, as increases in advertising and promotion and travel expenses were offset by decreases in contributions, sponsorships and promotional campaign expenses. For the six months ended June 30, 2026, business development-related expenses totaled $20.1 million, up $4.2 million, or 27%, from the same period in 2025. The year-over-year increase was attributable to most components of this category but driven primarily by advertising and promotion expenses.

All other expenses, excluding amortization of intangibles, is comprised of a variety of other operational expenses and losses, tax credit investment amortization, and net other retirement expense. All other expenses totaled $8.7 million for the second quarter of 2026, up $1.2 million, or 16%, from the first quarter of 2026. The linked quarter increase was driven largely by other operational losses. For the six months ended June 30, 2026, all other expenses totaled $16.2 million, down $2.3 million, or 12%, from the same period in 2025. The six months ended June 30, 2025 included $1.0 million of Sabal acquisition costs highlighted as supplemental disclosure items. Excluding the Sabal acquisition costs, all other expenses for the six months ended June 30, 2026 was down $1.3 million, or 8%, from the same period in 2025, driven primarily by net other retirement expense as a result of changes in actuarial assumptions for our pension plan, partially offset by an increase in other operational losses.

Income Taxes

The effective income tax rate for the second quarter of 2026 was 21.7%, compared to 19.3% in the first quarter of 2026. The linked-quarter increase in the effective tax rate was due primarily to a $1.4 million income tax benefit in the first quarter of 2026 related to various discrete items, such as share-based compensation. The effective tax rate for the six months ended June 30, 2026 was 21.1%, compared to 20.7% for the same period in 2025.

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

Based on tax credit investments that have been made to date in 2026, we expect to realize benefits from federal and state tax credits over the next three years totaling $8.0 million, $5.5 million, and $4.4 million in 2027, 2028, and 2029, respectively. We may continue making investments in tax credit projects; however, our ability to access new credits will depend upon, among other factors, federal and state tax policies and the level of competition for such credits.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity

Liquidity management ensures that funds are available to meet the cash flow requirements of our depositors and borrowers, while also meeting the operating, capital and strategic cash flow needs of the Company, the Bank and other subsidiaries. As part of the overall asset and liability management process, liquidity management strategies and measurements have been developed to manage and monitor liquidity risk. The following table summarizes available liquidity at June 30, 2026:

	June 30, 2026
($ in thousands)	Total Available	Amount Used	Net Availability
Available Sources of Funding:
Internal Sources:
Free securities	$4,566,934	$—	$4,566,934
External Sources:
Federal Home Loan Bank (a)	6,826,443	1,993,422	4,833,021
Federal Reserve Bank	3,407,180	—	3,407,180
Brokered deposits	4,444,464	—	4,444,464
Other	1,209,000	—	1,209,000
Total Available Sources of Funding	$20,454,021	$1,993,422	$18,460,599
Cash and other interest-bearing bank deposits			1,087,121
Total Liquidity			$19,547,720

(a) Amount used includes letters of credit.

Liquidity levels of financial institutions continue to be in heightened focus since the failure of several major regional U.S. banks that experienced large-scale deposit runs in early 2023. At June 30, 2026, our available on and off-balance sheet liquidity of $19.5 billion is well in excess of our estimated uninsured, noncollateralized deposits of approximately $12.4 billion.

The asset portion of the balance sheet provides liquidity primarily through loan principal repayments, maturities and repayments of investment securities and occasional sales of various assets. Short-term investments such as federal funds sold, securities purchased under agreements to resell and interest-bearing deposits with the Federal Reserve Bank or with other commercial banks are additional sources of liquidity to meet cash flow requirements. Free securities represent unpledged securities that can be sold or used as collateral for borrowings, and include unpledged securities assigned to short-term dealer repurchase agreements or to the Federal Reserve Bank discount window. Total pledged securities were $3.3 billion at June 30, 2026, down $619 million from December 31, 2025. The decrease in pledged securities compared to December 31, 2025 is largely attributable to pledges that were released in response to a decrease in public funds deposits. Both securities and FHLB letters of credit are pledged as collateral related to public funds and repurchase agreements. Management has established an internal target for the ratio of free securities to total securities of 20% or greater. As shown in the table below, our ratio of free securities to total securities was 58.76% at June 30, 2026, compared to 56.35% at March 31, 2026, and 51.97% at December 31, 2025.

	June 30,	March 31,	December 31,	September 30,	June 30,
Liquidity Metrics	2026	2026	2025	2025	2025
Free securities / total securities	58.76%	56.35%	51.97%	60.83%	59.44%
Core deposits / total deposits	95.50%	95.17%	94.99%	94.81%	94.68%
Wholesale funds / core deposits	6.24%	5.62%	4.37%	7.74%	4.57%
Liquid assets / total liabilities	17.72%	16.85%	15.63%	19.88%	17.67%
Quarter-to-date average loans / quarter-to-date average deposits	84.57%	83.11%	82.30%	82.22%	81.15%

The liability portion of the balance sheet provides liquidity mainly through the ability to use cash sourced from customer deposit accounts. At June 30, 2026, deposits totaled $29.6 billion, up $547.6 million, or 2%, from March 31, 2026 and $350.0 million, or 1%, from December 31, 2025, due primarily to growth in transaction and savings deposits that was partially offset by retail time deposit maturities and typical seasonal movement in public funds deposits. There were no brokered time deposits at June 30, 2026, March 31, 2026 or December 31, 2025. The use of brokered deposits as a funding source is subject to certain policies regarding the amount, term and interest rate.

Core deposits consist of total deposits excluding certificates of deposit of $250,000 or more and brokered deposits. Core deposits totaled $28.3 billion at June 30, 2026, up $621.0 million from March 31, 2026 and $484.3 million from December 31, 2025. Changes in the level of core deposits will vary based on the level of total deposits and the mix therein. The ratio of core deposits to total deposits was 95.50% at June 30, 2026, compared to 95.17% at March 31, 2026 and 94.99% at December 31, 2025.

Purchases of federal funds, securities sold under agreements to repurchase and other short-term borrowings from customers provide additional sources of liquidity to meet short-term funding requirements. Besides funding from customer sources, the Bank has a line of credit with the FHLB that is secured by blanket pledges of certain mortgage loans. At June 30, 2026, the bank had $950 million in borrowings and approximately $4.8 billion available under this line. At June 30, 2026, the unused borrowing capacity at the Federal Reserve’s discount window was approximately $3.4 billion. There were no outstanding borrowings with the Federal Reserve at any date during any period covered by this report.

Wholesale funds, which are comprised of short-term borrowings, long-term debt and brokered deposits were 6.24% of core deposits at June 30, 2026, compared to 5.62% at March 31, 2026 and 4.37% at December 31, 2025. At June 30, 2026, wholesale funds totaled $1.8 billion, an increase of $210.6 million from March 31 2026 and $548.1 million from December 31, 2025, largely driven by an increase in FHLB borrowings. The amount of wholesale funds outstanding will vary based on retail deposit levels and current funding needs. The Company has established an internal target for wholesale funds to be less than 25% of core deposits.

Other key measures used to monitor liquidity include the liquid asset ratio and the loan-to-deposit ratio. The liquid asset ratio (liquid assets, consisting of cash, short-term investments and free securities, divided by total liabilities) measures our ability to meet short-term obligations. Our liquid asset ratio was 17.72% at June 30, 2026, compared to 16.85% at March 31, 2026 and 15.63% at December 31, 2025. Management has established a minimum liquid asset ratio of 7.5% and an internal target of 12% or greater. The loan to deposit ratio (average loans outstanding for the reporting period divided by average deposits outstanding) measures the amount of funds the Bank lends for each dollar of deposits on hand. Our average loan-to-deposit ratio for the second quarter of 2026 was 84.57%, compared to 83.11% for the first quarter of 2026, and 82.30% for the fourth quarter of 2025. Management has an established target range for the loan-to-deposit ratio of 87% to 89%, but will operate outside that range under certain circumstances.

Cash generated from operations is another important source of funds to meet liquidity needs. The Consolidated Statements of Cash Flows included in Part I, Item 1 of this document present operating cash flows and summarize all significant sources and uses of funds during the six months ended June 30, 2026 and 2025.

Dividends received from the Bank have been the primary source of funds available to the Parent for the payment of dividends to our stockholders, repurchasing our common stock in the open market, servicing its debt and for acquisitions with cash consideration. The liquidity management process takes into account the various regulatory provisions that can limit the amount of dividends the Bank can distribute to the Parent. The Parent targets cash and other liquid assets to provide liquidity in an amount sufficient to fund approximately six quarters of ongoing cash or liquid asset needs, consisting primarily of common stockholder dividends, debt service requirements, and any expected early extinguishment of debt. The Parent may operate below the target level on a temporary basis if a return to the target can be achieved within a reasonable amount of time. The Parent had cash and liquid assets of $244.2 million at June 30, 2026.

Capital Resources

Stockholders’ equity totaled $4.4 billion at June 30, 2026, down $16.0 million, or less than 1%, from December 31, 2025. The decrease from December 31, 2025 is primarily attributable to common stock repurchases of $144.5 million, dividends of $82.5 million, partially offset by net income of $174.4 million, other comprehensive income of $30.8 million and long-term incentive plan and dividend reinvestment activity of $5.9 million.

The tangible common equity (TCE) ratio was 9.78% at June 30, 2026, down 28 bps from 10.06% at December 31, 2025, driven by common stock repurchases (-42 bps), tangible asset growth (-25 bps) and dividends (-24 bps), partially offset by tangible net earnings (+52 bps) and other comprehensive income (+9 bps) and stock-based compensation and other (+2 bps).

The regulatory capital ratios of the Company and the Bank at June 30, 2026 remained well in excess of current regulatory minimum requirements, including capital conservation buffers, by at least $1.0 billion. The Company and the Bank have been categorized as “well-capitalized” in the most recent notices received from our regulators. Refer to the Supervision and Regulation section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 for further discussion of our capital requirements.

The following table shows the regulatory capital ratios for the Company and the Bank for the indicated periods.

	Well-	June 30,	March 31,	December 31,	September 30,	June 30,
	Capitalized	2026	2026	2025	2025	2025
Total capital (to risk weighted assets)
Hancock Whitney Corporation	10.00%	14.98%	15.10%	15.45%	15.92%	15.82%
Hancock Whitney Bank	10.00%	14.05%	14.25%	14.43%	14.88%	14.79%
Tier 1 common equity capital (to risk weighted assets)
Hancock Whitney Corporation	6.50%	13.19%	13.29%	13.65%	14.09%	13.97%
Hancock Whitney Bank	6.50%	12.86%	13.05%	13.24%	13.67%	13.57%
Tier 1 capital (to risk weighted assets)
Hancock Whitney Corporation	8.00%	13.19%	13.29%	13.65%	14.09%	13.97%
Hancock Whitney Bank	8.00%	12.86%	13.05%	13.24%	13.67%	13.57%
Tier 1 leverage capital
Hancock Whitney Corporation	5.00%	10.87%	10.89%	11.17%	11.46%	11.35%
Hancock Whitney Bank	5.00%	10.59%	10.69%	10.84%	11.11%	11.02%

On April 30, 2026, our board of directors declared a regular quarterly common stock cash dividend of $0.50 per share. The quarterly common stock cash dividend was paid on June 15, 2026 to shareholders of record on June 5, 2026. The Company has paid uninterrupted dividends to its shareholders since 1967.

In December 2025, our Board of Directors authorized a stock repurchase program, effective January 1, 2026, to repurchase up to 5% of the shares of common stock outstanding as of December 31, 2025, or 4.1 million shares. The authorization is set to expire on December 31, 2026. The shares may be repurchased in the open market, by block purchase, through accelerated share repurchase plans, in privately negotiated transactions or otherwise, in one or more transactions, from time to time, depending upon market conditions and other factors, and in accordance with applicable regulations of the Securities and Exchange Commission. The Company is not obligated to purchase any shares under this program and the repurchase authorization may be terminated or amended by the Board of Directors at any time prior to the expiration date. During the second quarter of 2026, the Company repurchased 712,966 shares under this program at an average price of $68.31 per share, inclusive of commissions. To date, 2,112,966 shares have been repurchased under this program. The Company has accrued an estimated excise tax liability on net share repurchases under this plan of $1.3 million at June 30, 2026.

On March 19, 2026, the federal bank regulatory agencies requested comment on three proposals to modernize the regulatory capital framework for banks of all sizes. The proposals are intended to streamline capital requirements and better align regulatory capital with risk while maintaining the safety and soundness of the banking system. While the agencies anticipate that the amount of overall capital in the banking system will modestly decrease as a result of these proposals, they expect capital levels will still be substantially higher than they were before the 2008 financial crisis. In aggregate, the proposals would modestly reduce capital requirements for large banks and moderately reduce requirements for smaller banks, reflecting their more traditional lending activities.

Comments on all three proposals were due by June 18, 2026, and there is not yet a proposed timeline for issuance of a final rule or an implementation date. The Company is in process of evaluating the proposed rules and, based on a preliminary estimate, expects the rules as proposed would have a favorable impact on our capital levels.

BALANCE SHEET ANALYSIS

Short-Term Investments

Short-term investments are held so that funds are available to meet the cash flow needs of both borrowers and depositors. Short-term investments, including interest-bearing bank deposits and federal funds sold, totaled $515.1 million at June 30, 2026, up $291.4 million from March 31, 2026 and $382.8 million from December 31, 2025. Average short-term investments of $532.4 million for the second quarter of 2026 were up $92.9 million from the first quarter of 2026. Typically, the balance of short-term investments will change on a daily basis depending upon movement in customer loan and deposit accounts.

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

Investment in securities totaled $7.9 billion at June 30, 2026, down $136.7 million, or 2%, from March 31, 2026 and $203.4 million, or 3%, from December 31, 2025. The linked quarter decrease is primarily attributable to net paydowns and maturities, a portion of which was used to fund growth in the loan portfolio. The decrease from December 31, 2025 is also due to net paydowns and maturities as well as the impact of the portfolio restructure described below. At June 30, 2026, securities available for sale totaled $6.0 billion and securities held to maturity totaled $1.9 billion.

In January 2026, we executed a restructuring of the available for sale securities portfolio to enhance net interest income whereby we sold securities with an amortized cost of $1.5 billion and an average yield of 2.49% and reinvested the $1.4 billion of proceeds with the purchase of securities with an average yield of 4.35%.

Our securities portfolio consists mainly of residential and commercial mortgage-backed securities and collateralized mortgage obligations that are issued or guaranteed by U.S. government agencies. We invest only in high quality investment grade securities with a targeted portfolio effective duration generally between two and five and a half years. At June 30, 2026, the average expected maturity of the portfolio was 5.44 years with an effective duration of 4.08 years and a nominal weighted-average yield of 3.26%. Under an immediate, parallel rate shock using increases of 100 bps and 200 bps, the effective durations would be 4.12 years and 4.09 years, respectively. At December 31, 2025, the average expected maturity of the portfolio was 5.18 years with an effective duration of 3.89 years and a nominal weighted-average yield of 2.87%. The changes in expected maturity, effective duration, and nominal weighted-average yield from December 31, 2025 were largely the result of the portfolio restructuring and reinvestment in the portfolio during the period. At June 30, 2026, approximately $387.8 million of our available for sale securities are hedged with $359.0 million in fair value hedges in order to provide protection and flexibility to reposition and/or reprice the portfolio, effectively reducing the duration (market price risk) on the hedged securities. Once effective, fair value hedges synthetically convert the notional amount of the hedged asset over the life of the hedge to a variable rate instrument that is indexed to the federal funds effective rate. At June 30, 2026, fair value hedges with notional amounts totaling $265.0 million are effective, with the remaining $94.0 million of notional amount effective beginning July 1, 2026.

At the end of each reporting period, we evaluate the securities portfolio for credit loss. Based on our assessments, expected credit loss was not material for any period presented, and therefore no allowance for credit loss was recorded.

Loans

Total loans at June 30, 2026, were $24.6 billion, up $588.3 million, or 2%, from March 31, 2026 and $621.7 million, or 3%, from December 31, 2025. Linked-quarter, loan growth was largely driven by commercial non-real estate, healthcare and commercial real estate lending across multiple products. A more detailed discussion of loan portfolio activity follows.

The following table shows the composition of our loan portfolio at each date indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
($ in thousands)	2026	2026	2025	2025	2025
Total loans:
Commercial non-real estate	$9,961,458	$9,710,891	$9,809,011	$9,680,597	$9,760,733
Commercial real estate - owner occupied	3,353,501	3,299,867	3,270,080	3,279,258	3,136,182
Total commercial and industrial	13,314,959	13,010,758	13,079,091	12,959,855	12,896,915
Commercial real estate - income producing	4,602,813	4,382,665	4,283,168	4,076,643	3,940,309
Construction and land development	1,405,454	1,320,224	1,239,086	1,197,305	1,219,514
Residential mortgages	3,909,076	3,950,154	4,016,917	4,027,600	4,057,307
Consumer	1,347,871	1,328,039	1,340,178	1,335,162	1,347,705
Total loans	$24,580,173	$23,991,840	$23,958,440	$23,596,565	$23,461,750

Our commercial customer base is diversified over a range of industries. We lend mainly to middle-market and smaller commercial entities, although we do participate in larger shared-credit loan facilities generally with businesses/sponsors operating in our market areas that are well known to the relationship officers. Shared national credits outstanding at June 30, 2026 totaled approximately $2.4 billion, or 9.6% of total loans, up $323.1 million from December 31, 2025. At June 30, 2026, our largest industry concentrations in shared national credits included approximately $373 million in real estate rental and leasing, $336 million in finance and insurance, $259 million in manufacturing, $253 million in information, $226 million in healthcare and social assistance, and $207 million in professional, scientific and technical services, with the remainder of the balance in other diverse industries.

Commercial and industrial (“C&I”) loans include both non-real estate and owner occupied real estate secured loans. C&I loans totaled $13.3 billion at June 30, 2026, up $304.2 million, or 2%, from March 31, 2026 and up $235.9 million, or 2%, from December 31, 2025, reflecting increased demand and upward momentum in loan production from our new bankers.

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

	June 30,		March 31,		December 31,		September 30,		June 30,
	2026		2026		2025		2025		2025
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial & industrial loans:
Retail trade	$1,325,319	10%	$1,359,013	10%	$1,419,299	11%	$1,400,293	11%	$1,327,530	10%
Manufacturing	1,311,163	10%	1,283,699	10%	1,226,962	9%	1,216,813	9%	1,178,187	9%
Real estate and rental and leasing	1,305,943	10%	1,182,742	9%	1,234,527	9%	1,233,906	10%	1,249,885	10%
Construction	1,191,837	9%	1,146,822	9%	1,122,921	9%	1,100,770	8%	993,338	8%
Health care and social assistance	1,180,868	9%	1,202,190	9%	1,306,170	10%	1,306,684	10%	1,376,655	11%
Professional, scientific, and technical services	1,083,280	8%	907,315	7%	852,169	7%	818,290	6%	796,817	6%
Wholesale trade	1,000,097	7%	1,036,202	8%	1,081,854	8%	1,117,737	9%	1,103,615	8%
Transportation and warehousing	936,355	7%	905,738	7%	945,011	7%	976,880	8%	986,952	8%
Accommodation, food services and entertainment	874,770	7%	862,294	7%	818,599	6%	807,897	6%	755,365	6%
Finance and insurance	626,326	5%	619,065	5%	646,171	5%	593,798	5%	676,691	5%
Information	537,924	4%	485,724	4%	465,971	4%	461,178	4%	453,154	3%
Other services (except public administration)	437,213	3%	412,119	3%	415,429	3%	395,869	3%	396,440	3%
Admin, support, waste mgmt, remediation services	355,343	3%	331,121	2%	338,693	3%	325,086	2%	336,566	3%
Public administration	310,671	2%	332,887	3%	348,545	3%	358,704	3%	366,942	3%
Educational services	218,496	2%	220,118	2%	236,273	2%	235,165	2%	242,677	2%
Energy	177,811	1%	175,582	1%	169,700	1%	169,536	1%	177,551	1%
Other	441,543	3%	548,127	4%	450,797	3%	441,249	3%	478,550	4%
Total commercial & industrial loans	$13,314,959	100%	$13,010,758	100%	$13,079,091	100%	$12,959,855	100%	$12,896,915	100%

Commercial real estate - income producing loans totaled approximately $4.6 billion at June 30, 2026, up $220.1 million, or 5%, from March 31, 2026 and $319.6 million, or 7%, from December 31, 2025. Construction and land development loans totaled approximately $1.4 billion at June 30, 2026, up $85.2 million, or 6%, from March 31, 2026 and $166.4 million, or 13%, from December 31, 2025. The growth from both comparative periods reflect increased demand and early success in our organic growth plan. The following table details the end-of-period aggregated commercial real estate - income producing and construction loan balances by property type. Loans reflected in 1-4 family residential construction include both loans to construction builders as well as single family borrowers.

	June 30,		March 31,		December 31,		September 30,		June 30,
	2026		2026		2025		2025		2025
		Pct of		Pct of		Pct of		Pct of		Pct of
( $ in thousands )	Balance	Total	Balance	Total	Balance	Total	Balance	Total	Balance	Total
Commercial real estate - income producing and construction loans:
Multifamily	$1,704,377	29%	$1,554,277	27%	$1,438,509	26%	$1,397,370	26%	$1,401,521	27%
Healthcare related properties	977,983	16%	884,819	16%	812,712	15%	650,448	12%	641,735	12%
Retail	910,845	15%	908,660	16%	907,611	16%	836,666	16%	821,420	16%
Industrial	793,295	13%	727,290	13%	739,009	14%	772,552	15%	710,424	14%
Office	494,136	8%	504,838	9%	506,581	9%	516,659	10%	503,525	10%
Hotel, motel and restaurants	438,532	7%	426,474	7%	430,007	8%	402,728	8%	437,650	9%
1-4 family residential construction	210,540	4%	225,402	4%	213,733	4%	239,568	5%	228,104	4%
Other land loans	186,744	3%	191,134	3%	181,170	3%	174,048	3%	169,303	3%
Other	291,815	5%	279,995	5%	292,922	5%	283,909	5%	246,141	5%
Total commercial real estate - income producing and construction loans	$6,008,267	100%	$5,702,889	100%	$5,522,254	100%	$5,273,948	100%	$5,159,823	100%

The residential mortgage loan portfolio totaled $3.9 billion at June 30, 2026, down $41.1 million, or 1%, compared to March 31, 2026 and $107.8 million, or 3%, compared to December 31, 2025. The composition of the residential mortgage loan portfolio will depend on the volume of loans originated and the percentage ultimately sold in the secondary market.

The consumer loan portfolio totaled $1.3 billion at June 30, 2026, up $19.8 million, or 1%, from March 31, 2026 and $7.7 million, or 1%, from December 31, 2025.

Average loans for the second quarter of 2026 of $24.3 billion were up $373.9 million, or 2%, compared to the first quarter of 2026.

Allowance for Credit Losses and Asset Quality

Our allowance for credit losses was $348.0 million at June 30, 2026, an increase of $4.4 million from March 31, 2026, and is comprised of a $1.3 million increase in the allowance for loan losses and a $3.0 million increase in the reserve for unfunded lending commitments. The increase in the allowance for credit losses from March 31, 2026 is attributable to a $13.8 million provision for credit losses, partially offset by $9.4 million of net charge-offs. Our overall credit loss outlook is not significantly different from that at March 31, 2026. Uncertainty remains related to geopolitical conflict and economic conditions, which continues to influence our reserve levels. The increase in the allowance for credit losses at June 30, 2026 compared to March 31, 2026 includes a $9.0 million build in our collectively evaluated reserves, commensurate with portfolio growth, partially offset by a decrease in individually evaluated reserves on problem loans of $4.6 million. The level of reserves on individually evaluated credits can vary from period to period based on instrument-specific circumstances.

Our June 30, 2026 allowance for credit losses increased $6.3 million compared to December 31, 2025, and is comprised of a $4.8 million increase in the allowance for loan losses and a $1.5 million increase in the reserve for unfunded lending commitments. The increase in the allowance for credit losses from December 31, 2025 is attributable to a $26.9 million provision for credit losses, partially offset by $20.6 million of net charge-offs. The net increase in the allowance for credit losses compared to December 31, 2025 was largely due to portfolio growth and was concentrated in the commercial portfolio, partially offset by declines in residential mortgage and consumer portfolios.

We utilized the June 2026 Moody's economic scenarios in our allowance for credit losses calculation at June 30, 2026. After considering the variables underlying each of the Moody's economic scenarios, management probability-weighted both the baseline scenario and the downside S-2 mild recessionary scenario at 50% in the computation of the allowance for credit losses at June 30, 2026, compared to probability-weighting the baseline scenario at 40% and the downside S-2 mild recessionary scenario at 60% in the computation of the allowance for credit losses at March 31, 2026. The change in the probability weightings from those used at March 31, 2026 does not indicate a significant shift in our overall credit loss outlook, but rather, is a response to a shift in the assumptions underlying the baseline forecast to reflect the downside risks of the conflict in Iran, which were not reflected in the March 2026 Moody's forecast scenarios. Each of the scenarios considered have varying degrees of severity and duration of impacts to forecasted market conditions, economic indicators, monetary and other governmental policies and geopolitical conditions, among other variables. Refer to the Economic Outlook section of this discussion and analysis for further information on the Moody’s scenarios and our weighting assumptions.

Our allowance for credit losses coverage to total loans was 1.42% at June 30, 2026, compared to 1.43% at both March 31, 2026 and December 31, 2025. The allowance for credit losses on the commercial portfolio totaled $280.6 million, or 1.45% of that portfolio, at June 30, 2026, compared to $276.6 million, or 1.48%, at March 31, 2026. The allowance for credit losses on the residential mortgage portfolio totaled $42.3 million, or 1.08% of that portfolio, at June 30, 2026, compared to $41.6 million, or 1.05%, at March 31, 2026. The allowance for credit losses on the consumer portfolio totaled $25.2 million, or 1.87% of that portfolio, at June 30, 2026, compared to $25.6 million, or 1.92%, at March 31, 2026.

Criticized commercial loans totaled $492.0 million at June 30, 2026, down $30.2 million, or 6%, from $522.2 million at March 31, 2026, and $43.4 million, or 8%, from $535.4 million at December 31, 2025. Criticized loans are defined as those having potential weaknesses that deserve management’s close attention (risk-rated as special mention, substandard and doubtful), including both accruing and nonaccruing loans. The Company routinely assesses the ratings of loans in its portfolio through an established and comprehensive portfolio management process. In addition, the Company often reviews portfolios of loans to determine if there are areas of risk not specifically identified in its loan by loan approach. Criticized commercial loans comprised 2.55% of that portfolio at June 30, 2026, down from 2.79% at March 31, 2026 and from 2.88% at December 31, 2025. We remain focused on identifying specific and broader risk indicators that may be impacting certain segments in our portfolio, and we have not seen signs of significant weakening in any particular industry, sector or geographic segment beyond what we believe has been experienced by the banking industry as a whole. Our criticized commercial loans at June 30, 2026 are diversified across many industries, with the largest concentrations as follows: $86.5 million in real estate, rental and leasing; $72.1 million in accommodation, food service and entertainment; $70.0 million in healthcare and social assistance; $67.3 million in retail trade; $54.0 million in manufacturing; $46.0 million in transportation and warehousing; and $27.7 million in wholesale trade. Commercial loans risk rated pass-watch totaled $457.2 million at June 30, 2026, down $93.5 million, or 17%, from March 31, 2026, and $157.6 million, or 26%, from December 31, 2025. The pass-watch risk rating includes credits with performance trends that reflect sufficient risk to cause concern but have not risen to the level of criticized.

Net charge-offs were $9.4 million, or 0.16% of average total loans on an annualized basis in the second quarter of 2026, compared to $11.1 million, or 0.19% of average total loans on an annualized basis in the first quarter of 2026. Net charge-offs in the second quarter of 2026 included $6.6 million in the commercial portfolio, $2.7 million in the consumer portfolio and $0.1 million in the residential mortgage portfolio. Net charge-offs in the first quarter of 2026 included $7.4 million in the commercial portfolio, $3.5 million in the consumer portfolio and $0.2 million in the residential mortgage portfolio.

The following table provides a rollforward of the allowance for credit losses, coverage ratios and net charge-off ratios for the periods indicated.

	Three Months Ended			Six Months Ended
	June 30,	March 31,	June 30,	June 30,
($ in thousands)	2026	2026	2025	2026	2025
Provision and Allowance for Credit Losses
Allowance for loan losses:
Allowance for loan losses at beginning of period	$311,316	$307,731	$318,119	$307,731	$318,882
Loans charged-off:
Commercial non real estate	8,354	8,506	18,352	16,860	24,484
Commercial real estate - owner-occupied	—	8	—	8	2,741
Total commercial & industrial	8,354	8,514	18,352	16,868	27,225
Commercial real estate - income producing	—	—	—	—	34
Construction and land development	29	219	25	248	33
Total commercial	8,383	8,733	18,377	17,116	27,292
Residential mortgages	281	250	262	531	429
Consumer	3,517	4,410	3,689	7,927	7,900
Total charge-offs	12,181	13,393	22,328	25,574	35,621
Recoveries of loans previously charged-off:
Commercial non real estate	1,561	1,123	3,392	2,684	5,042
Commercial real estate - owner-occupied	190	142	268	332	363
Total commercial & industrial	1,751	1,265	3,660	3,016	5,405
Commercial real estate - income producing	3	3	—	6	—
Construction and land development	1	1	13	2	123
Total commercial	1,755	1,269	3,673	3,024	5,528
Residential mortgages	132	71	66	203	453
Consumer	851	917	803	1,768	1,607
Total recoveries	2,738	2,257	4,542	4,995	7,588
Total net charge-offs	9,443	11,136	17,786	20,579	28,033
Provision for loan losses	10,735	14,721	12,856	25,456	22,340
Allowance for loan losses at end of period	$312,608	$311,316	$313,189	$312,608	$313,189
Reserve for Unfunded Lending Commitments:
Reserve for unfunded lending commitments at beginning of period	$32,379	$33,928	$25,031	$33,928	$24,053
Provision for losses on unfunded lending commitments	3,040	(1,549)	2,069	1,491	3,047
Reserve for unfunded lending commitments at end of period	$35,419	$32,379	$27,100	$35,419	$27,100
Total Allowance for Credit Losses	$348,027	$343,695	$340,289	$348,027	$340,289
Total Provision for Credit Losses	$13,775	$13,172	$14,925	$26,947	$25,387
Coverage Ratios:
Allowance for loan losses to period-end loans	1.27%	1.30%	1.33%	1.27%	1.33%
Allowance for credit losses to period-end loans	1.42%	1.43%	1.45%	1.42%	1.45%
Charge-offs ratios:
Gross charge-offs to average loans	0.20%	0.23%	0.39%	0.21%	0.31%
Recoveries to average loans	0.05%	0.04%	0.08%	0.04%	0.07%
Net charge-offs to average loans	0.16%	0.19%	0.31%	0.17%	0.24%
Net Charge-offs to average loans by portfolio
Commercial non real estate	0.27%	0.31%	0.62%	0.29%	0.41%
Commercial real estate - owner-occupied	(0.02)%	(0.02)%	(0.04)%	(0.02)%	0.16%
Total commercial & industrial	0.20%	0.22%	0.46%	0.21%	0.35%
Commercial real estate - income producing	(0.00)%	(0.00)%	0.00%	(0.00)%	0.00%
Construction and land development	0.01%	0.07%	0.00%	0.04%	(0.01)%
Total commercial	0.14%	0.16%	0.33%	0.15%	0.25%
Residential mortgages	0.02%	0.02%	0.02%	0.02%	(0.00)%
Consumer	0.80%	1.06%	0.87%	0.93%	0.95%

The following table sets forth for the periods indicated nonaccrual loans and reportable loan modifications to borrowers experiencing financial difficulty by type, and foreclosed and surplus ORE and other foreclosed assets. The table also includes loans past due 90 days or more and still accruing.

	June 30,	March 31,	December 31,	September 30,	June 30,
($ in thousands)	2026	2026	2025	2025	2025
Loans accounted for on a nonaccrual basis:
Commercial non-real estate	$33,611	$31,949	$29,678	$39,108	$20,196
Commercial non-real estate - modified	6,594	9,432	4,847	8,084	11,710
Total commercial non-real estate	40,205	41,381	34,525	47,192	31,906
Commercial real estate - owner occupied	6,729	5,699	6,482	6,667	3,237
Commercial real estate - owner-occupied - modified	223	231	241	341	352
Total commercial real estate - owner-occupied	6,952	5,930	6,723	7,008	3,589
Commercial real estate - income producing	2,301	2,010	4,760	4,782	5,094
Commercial real estate - income producing - modified	—	—	—	—	841
Total commercial real estate - income producing	2,301	2,010	4,760	4,782	5,935
Construction and land development	1,019	1,028	3,173	3,281	1,932
Construction and land development - modified	147	—	—	—	—
Total construction and land development	1,166	1,028	3,173	3,281	1,932
Residential mortgage	47,085	46,786	46,399	40,284	41,122
Residential mortgage - modified	4,423	4,476	587	742	178
Total residential mortgage	51,508	51,262	46,986	41,026	41,300
Consumer	11,550	11,584	10,555	10,115	10,260
Consumer - modified	—	148	148	150	—
Total consumer	11,550	11,732	10,703	10,265	10,260
Total nonaccrual loans	$113,682	$113,343	$106,870	$113,554	$94,922
ORE and foreclosed assets	12,858	11,257	14,788	11,140	26,847
Total nonaccrual loans and ORE and foreclosed assets	$126,540	$124,600	$121,658	$124,694	$121,769
Modified loans - still accruing:
Commercial non-real estate	$94,006	$78,225	$98,468	$65,284	$45,123
Commercial real estate - owner occupied	31,546	28,697	28,698	—	—
Commercial real estate - income producing	10,668	13,957	14,914	—	1,846
Construction and land development	—	147	147	—	—
Residential mortgage	6,401	7,203	14,572	16,891	15,265
Consumer	277	251	227	43	—
Total modified loans - still accruing	$142,898	$128,480	$157,026	$82,218	$62,234
Total reportable modified loans	$154,285	$142,767	$162,849	$91,535	$75,315
Loans 90 days past due still accruing	$27,753	$29,885	$28,798	$24,576	$58,702
Ratios:
Nonaccrual loans to total loans	0.46%	0.47%	0.45%	0.48%	0.40%
Nonaccrual loans plus ORE and foreclosed assets to loans plus ORE and foreclosed assets	0.51%	0.52%	0.51%	0.53%	0.52%
Allowance for loan losses to nonaccrual loans	274.99%	274.67%	287.95%	276.20%	329.94%
Allowance for loan losses to nonaccrual loans and accruing loans 90 days past due	221.03%	217.36%	226.83%	227.06%	203.87%
Loans 90 days past due still accruing to loans	0.11%	0.12%	0.12%	0.10%	0.25%

Nonaccrual loans plus ORE and foreclosed assets totaled $126.5 million at June 30, 2026, up $1.9 million from March 31, 2026 and $4.9 million from December 31, 2025. Nonaccrual loans of $113.7 million were up $0.3 million from March 31, 2026, and $6.8 million from December 31, 2025. The ratio of nonaccrual loans to total loans remains relatively low at 0.46% of the total portfolio. ORE and foreclosed assets were $12.9 million at June 30, 2026, up $1.6 million from March 31, 2026 and down $1.9 million from December 31, 2025. Nonaccrual loans plus ORE and other foreclosed assets as a percentage of total loans, ORE and other foreclosed assets was 0.51% at June 30, 2026.

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

Lack of diversity in concentration within a deposit base may increase the risk of events or trends that could prompt a larger-scale demand for deposits outflow. Concerns over a financial institution's ability to protect deposit balances in excess of the federally insured limit may increase the risk of a deposit run. We consider our deposit base to be seasoned, stable and well-diversified. We also offer our customers an insured cash sweep product (ICS) that allows customers to secure deposits above FDIC insured limits. We continue to see demand for the ICS product, with the balance totaling $263.3 million at June 30, 2026, compared to $326.6 million at March 31, 2026 and $322.2 million at December 31, 2025. At June 30, 2026, we have calculated our average deposit account size by dividing period-end deposits by the population of accounts with balances to be approximately $38,200, which includes $212,200 in our commercial and small business lines (excluding public funds), $118,000 in our wealth management business line, and $17,900 in our consumer business line.

Further, at June 30, 2026, our sources of liquidity exceed uninsured deposits. We have estimated the Bank’s amount of uninsured deposits using the methodologies and assumptions required for FDIC regulatory reporting to be approximately $15.5 billion at June 30, 2026. Our uninsured deposit total at June 30, 2026, includes approximately $3.2 billion of public funds that have pledged securities as collateral, leaving approximately $12.4 billion of noncollateralized, uninsured deposits compared to total liquidity of $19.5 billion. Our ratio of noncollateralized, uninsured deposits to total deposits was approximately 41.8% at June 30, 2026, compared to 39.2% at March 31, 2026 and 38.6% at December 31, 2025.

Total deposits were $29.6 billion at June 30, 2026, up $547.6 million, or 2%, from March 31, 2026 and $350.0 million, or 1%, from December 31, 2025, due primarily to growth in transaction and savings deposits that was partially offset by retail time deposit maturities and typical seasonal movement in public funds deposits. Average deposits for the second quarter of 2026 were $28.8 billion, down $53.8 million, or less than 1%, from the first quarter of 2026.

The following table shows the composition of our deposits at each date indicated.

	June 30,	March 31,	December 31,	September 30,	June 30,
($ in thousands)	2026	2026	2025	2025	2025

Noninterest-bearing deposits	$10,336,866	$10,344,878	$10,374,991	$10,305,303	$10,638,785
Interest-bearing retail transaction and savings deposits	13,044,253	12,259,441	11,998,892	11,776,338	11,498,300
Interest-bearing public fund deposits:
Public fund transaction and savings deposits	2,786,086	2,833,149	3,120,389	2,706,540	2,902,513
Public fund time deposits	94,251	104,132	96,925	93,417	83,472
Total interest-bearing public fund deposits	2,880,337	2,937,281	3,217,314	2,799,957	2,985,985
Retail time deposits	3,368,304	3,540,534	3,688,577	3,778,152	3,923,542
Brokered time deposits	—	—	—	—	—
Total interest-bearing deposits	19,292,894	18,737,256	18,904,783	18,354,447	18,407,827
Total deposits	$29,629,760	$29,082,134	$29,279,774	$28,659,750	$29,046,612

Noninterest-bearing demand deposits totaled $10.3 billion at June 30, 2026, down $8.0 million, or less than 1%, from March 31, 2026 and $38.1 million, or less than 1%, from December 31, 2025. Noninterest-bearing demand deposits comprised 35% of total deposits at June 30, 2026, compared to 36% at March 31, 2026 and 35% in December 31, 2025.

Interest-bearing transaction and savings accounts totaled $13.0 billion at June 30, 2026, up $784.8 million, or 6%, from March 31, 2026 and up $1.0 billion, or 9%, from December 31, 2025, reflective of growth and shifting in mix within interest-bearing deposits, driven in part by promotional money market product offerings to new and certain existing customers. Interest-bearing public fund deposits totaled $2.9 billion at June 30, 2026, down $56.9 million, or 2%, from March 31, 2026, and down $337.0 million, or 10%, from December 31, 2025, mostly attributable to seasonal outflows. Retail time deposits totaled $3.4 billion at June 30, 2026, down $172.2 million, or 5%, from March 31, 2026, and $320.3 million, or 9%, from December 31, 2025. The decline in retail time deposits is mostly attributable to maturities that did not renew, reflective of the interest rate environment. We had no brokered time deposits at June 30, 2026, March 31, 2026 or December 31, 2025. The Company uses brokered deposits as one component of its funding strategy, subject to certain policies regarding the amount, term and interest rate.

The rate paid on interest-bearing deposits for the second quarter of 2026 was 2.20%, down 5 bps from 2.25% in the first quarter of 2026, reflective of the interest rate environment and product pricing, both of which may have fostered a favorable shift in the mix of interest-bearing deposits. Rates paid on deposits will vary based on prevailing interest rates and promotional rate offerings on the various product types. The following table sets forth average balances and weighted-average rates paid on deposits for the second and first quarters of 2026 and the second quarter of 2025.

	Three months ended
	June 30, 2026			March 31, 2026			June 30, 2025
($ in millions)	Balance	Rate	Mix	Balance	Rate	Mix	Balance	Rate	Mix
Interest-bearing deposits:
Interest-bearing transaction deposits	$3,242.0	1.27%	11.3%	$3,107.2	1.21%	10.8%	$2,840.7	1.37%	9.9%
Money market deposits	6,859.4	2.43	23.8	6,708.9	2.41	23.3	6,380.4	2.90	22.2
Savings deposits	2,303.9	1.04	8.0	2,232.7	0.94	7.7	2,138.8	0.72	7.5
Time deposits	3,420.7	3.11	11.9	3,631.8	3.36	12.6	4,026.4	3.58	14.1
Public Funds	2,850.9	2.57	9.9	3,121.1	2.60	10.8	2,946.2	3.01	10.3
Total interest-bearing deposits	18,676.9	2.20%	64.9	18,801.7	2.25%	65.2	18,332.5	2.58%	64.0
Noninterest-bearing demand deposits	10,104.0		35.1	10,033.0		34.8	10,317.4		36.0
Total deposits	$28,780.9		100.0%	$28,834.7		100.0%	$28,649.9		100.0%

The following sets forth the maturities of time certificates of deposit greater than $250,000 at June 30, 2026.

June 30,
($ in thousands)	2026
Three months	$596,987
Over three months through six months	407,860
Over six months through one year	316,572
Over one year	10,363
Total	$1,331,782

Short-Term Borrowings

At June 30, 2026, short-term borrowings totaled $1.6 billion, up $210.5 million from March 31, 2026 and $553.7 million from December 31, 2025, driven primarily by FHLB borrowings and reflective of funding needs for the quarter. Average short-term borrowings of $2.0 billion in the second quarter of 2026 were up $553.9 million from the first quarter of 2026.

Short-term borrowings are a core portion of the Company’s funding strategy and can fluctuate depending on our funding needs and the sources utilized. Customer repurchase agreements and borrowings from the Federal Home Loan Bank (FHLB) are the major sources of short-term borrowings. Customer repurchase agreements are offered mainly to commercial customers to assist them with their cash management strategies or to provide a temporary investment vehicle for their excess liquidity pending redeployment for corporate or investment purposes. While customer repurchase agreements provide a recurring source of funds to the Bank, amounts available will vary. FHLB borrowings are collateralized by certain residential mortgage and commercial real estate loans included in the Bank’s loan portfolio, subject to specific criteria. FHLB borrowings totaled $950 million at June 30, 2026 compared to $700 million at March 31, 2026 and $400 million at December 31, 2025.

Long-Term Debt

Long-term debt totaled $193.8 million at June 30, 2026, virtually unchanged from March 31, 2026 and down $5.6 million, or 3%, from December 31, 2025, due to tax credit entity activity.

Long-term debt at June 30, 2026 includes subordinated notes payable with an aggregate principal amount of $172.5 million, a stated maturity of June 15, 2060, and a fixed rate of 6.25% per annum that qualify as Tier 2 capital of certain regulatory capital ratios. Subject to prior approval by the Federal Reserve, the Company may redeem these notes in whole or in part on any of its quarterly interest payment dates.

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

The contractual amounts of these instruments reflect our exposure to credit risk. The Bank undertakes the same credit evaluation in making loan commitments and assuming conditional obligations as it does for on-balance sheet instruments and may require collateral or other credit support. At June 30, 2026, the Company had a reserve for credit losses on unfunded lending commitments totaling $35.4 million.

The following table shows the commitments to extend credit and letters of credit at June 30, 2026 according to expiration date.

		Expiration Date
		Less than	1-3	3-5	More than
($ in thousands)	Total	1 year	years	years	5 years
Commitments to extend credit	$9,802,066	$4,282,000	$2,506,710	$2,276,695	$736,661
Letters of credit	401,189	331,550	65,183	4,456	—
Total	$10,203,255	$4,613,550	$2,571,893	$2,281,151	$736,661

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

Net Interest Income at Risk

The following table presents an analysis of our interest rate risk as measured by the estimated changes in net interest income resulting from an instantaneous and sustained parallel shift in rates at June 30, 2026. Shifts are measured in 100 basis point increments in a range from -500 to +500 basis points from base case, with -300 through +300 basis points presented in the table below. Our interest rate sensitivity modeling incorporates a number of assumptions including loan and deposit repricing characteristics, the rate of loan prepayments and other factors. The base scenario assumes that the current interest rate environment is held constant over a 24-month forecast period and is the scenario to which all others are compared in order to measure the change in net interest income. Policy limits on the change in net interest income under a variety of interest rate scenarios are approved by the Board of Directors. All policy scenarios assume a static volume forecast where the balance sheet is held constant, although other scenarios are modeled.

		Estimated Increase
		(Decrease) in NII
	Change in Interest Rates	Year 1	Year 2
	(basis points)
-	300	-6.70%	-14.18%
-	200	-4.85%	-9.68%
-	100	-2.28%	-4.45%
+	100	1.80%	3.80%
+	200	3.47%	7.25%
+	300	5.09%	10.60%

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

Economic Value of Equity (EVE)

EVE simulation involves calculating the present value of all future cash flows from assets and subtracting the present value of all future cash outflows from liabilities including the impact of off-balance sheet items such as interest rate hedges. This analysis results in a theoretical market value of the Bank's equity or EVE. Management’s focus on EVE analysis is not on the resulting calculation of EVE itself, but instead on the sensitivity of EVE to changes in market rates. Policy limits on the change in EVE under a variety of interest rate scenarios are approved by the Board of Directors. The following table presents an analysis of the change in the Bank’s EVE resulting from instantaneous and parallel shifts in rates as of June 30, 2026. Shifts are measured in 100 basis point increments ranging from -500 to +500 basis points from base case, with -300 through +300 basis points presented in table below.

		Estimated Change in EVE at
Change in Interest Rates		June 30, 2026
(basis points)
-	300	3.69%
-	200	3.19%
-	100	2.04%
+	100	-2.75%
+	200	-5.87%
+	300	-9.05%

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

Item 4. Controls and Procedures

In connection with the preparation of this Quarterly Report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, the Company’s disclosure controls and procedures were effective.

Our management, including the Chief Executive Officer and Chief Financial Officer, identified no change in our internal control over financial reporting that occurred during the three month period ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

The following is a summary of common share repurchases during the three months ended June 30, 2026.

	Total Number of Shares Purchased (a)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of a Publicly Announced Plan or Program	Maximum Number of Shares that may yet be Purchased under such Plans or Programs
April 1, 2026 - April 30, 2026	—	$—	—	2,712,966
May 1, 2026 - May 31, 2026	202,180	$67.70	200,000	2,512,966
June 1, 2026 - June 30, 2026	512,966	$68.54	512,966	2,000,000
Total	715,146	$68.31	712,966

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

Pursuant to Item 408(a) of Regulation S-K, none of the Company's directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the three months ended June 30, 2026.

Item 6. Exhibits

(a) Exhibits:

Exhibit Number	Description	Filed Herewith	Form	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of May 15, 2026, by and among Hancock Whitney Corporation, OFB Bancshares, Inc, and Citrus Acquisition Corp.		8-K	2.1	5/19/2026
3.1	Second Amended and Restated Articles of Hancock Whitney Corporation		8-K	3.1	5/1/2020
3.2	Second Amended and Restated Bylaws of Hancock Whitney Corporation		8-K	3.2	5/1/2020
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File	X

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

August 6, 2026